Form 10-K
period 1993-12-31
MCGRAW HILL INC
filed 1994-03-30
CIK 64040

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549
                                   FORM 10-K
(Mark One)
 X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- --- EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended December 31, 1993

                                       OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- --- EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from-----------to---------------
Commission File Number 1-1023

                             McGRAW-HILL, INC.
         ------------------------------------------------------
         (Exact name of registrant as specified in its charter)

                   NEW YORK                            13-1026995
       -------------------------------            ------------------
       (State or other jurisdiction of            (I.R.S. Employer
       incorporation or organization)             Identification No.)

1221 AVENUE OF THE AMERICAS, NEW YORK, N.Y.            10020
- -------------------------------------------         ----------
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code  (212) 512-2000
                                                    --------------
Securities registered pursuant to Section 12(b) of the Act:

                                             Name of each exchange on
           Title of each class                   which registered
       ---------------------------           ------------------------
       Common stock - $1 par value           New York Stock Exchange
                                             Pacific Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

                                 None
                           ----------------
                           (Title of class)

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                              -----

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.      Yes  x       No
                                                   ----        ----

       The aggregate market value of voting stock held by nonaffiliates of the registrant as of February 28, 1994, was $3,412,401,842.

       The number of shares of common stock of the registrant outstanding as of February 28, 1994 was 49,485,689 shares.

       Part I, Part II and Part IV incorporate information by reference from the Annual Report to Shareholders for the year ended December 31, 1993. Part III incorporates information by reference from the definitive proxy statement mailed to shareholders on March 21, 1994 for the annual meeting of shareholders to be held on April 27, 1994.

                               TABLE OF CONTENTS
                                     PART I

     Item                                                                 Page
     ----                                                                 ----
       1.   Business. . . . . . . . . . . . . . . . . . . . . . . .        1-2

       2.   Properties. . . . . . . . . . . . . . . . . . . . . . .        3-5

       3.   Legal proceedings . . . . . . . . . . . . . . . . . . .          5

       4.   Submission of matters to a vote of security holders . .          5

       Executive officers of the registrant . . . . . . . . . . . .          6

                                     PART II

       5.   Market for the registrant's common stock and
            related stockholder matters . . . . . . . . . . . . . .          7

       6.   Selected financial data . . . . . . . . . . . . . . . .          7

       7.   Management's discussion and analysis of financial
            condition and results of operations . . . . . . . . . .          7

       8.   Consolidated financial statements and supplementary
            data  . . . . . . . . . . . . . . . . . . . . . . . . .          7

       9.   Changes in and disagreements with accountants on accounting
            and financial disclosure  . . . . . . . . . . . . . . .          7


                                     PART III

       10.  Directors and executive officers of the registrant. . .          8

       11.  Executive compensation  . . . . . . . . . . . . . . . .          8

       12.  Security ownership of certain beneficial owners
            and management  . . . . . . . . . . . . . . . . . . . .          8

       13.  Certain relationships and related transactions  . . . .          8

                                     PART IV

       14.  Exhibits, financial statement schedules, and
            reports on Form 8-K . . . . . . . . . . . . . . . . . .       9-13

       Signatures . . . . . . . . . . . . . . . . . . . . . . . . .      13-15

            Exhibits  . . . . . . . . . . . . . . . . . . . . . . .     16-136

       Consent of Independent Auditors - Ernst & Young  . . . . . .        137

       Supplementary schedules  . . . . . . . . . . . . . . . . . .    138-140

                                     PART I


Item 1.  Business
The Registrant, incorporated in December 1925, serves business, professional and educational markets around the world with information products and services. Key markets include finance, business, education, law, construction, medical and health, computers and communications, aerospace and defense. As a multimedia publishing and information company, the Registrant employs a broad range of media, including books, magazines, newsletters, software, on-line data services, CD-ROMs, facsimile and television broadcasting. Most of the Registrant's products and services face substantial competition from a variety of sources.

The Registrant's 15,661 employees are located worldwide. They perform the vital functions of analyzing the nature of changing demands for information and of channeling the resources necessary to fill those demands. By virtue of the numerous copyrights and licensing, trade, and other agreements, which are essential to such a business, the Registrant is able to collect, compile, and disseminate this information. Substantially all book manufacturing and magazine printing is handled through a number of independent contractors. The Registrant's principal raw material is paper, and the Registrant has assured sources of supply, at competitive prices, adequate for its business needs.

Descriptions of the company's principal products, broad services and markets, and significant achievements are hereby incorporated by reference from Exhibit
(13), pages 2 and 3 and pages 7 through 22 (textual material) of the Registrant's 1993 Annual Report to Shareholders.

Information as to Industry Segments
The relative contribution of the industry segments of the Registrant and its subsidiaries to operating revenue and operating profit and geographic information for the three years ended December 31, 1993 and the identifiable assets of each segment at the end of each year, are included in Exhibit (13), on page 38 and page 39 in the Registrant's 1993 Annual Report to Shareholders and is hereby incorporated by reference.

Impact of Change In Segments
In 1993, the Registrant realigned its segments to combine the Broadcasting and Information and Publication Services segments and Tower Group International into one segment, Information and Media Services.

The Registrant's segments are: (1) Information and Media Services, which includes Broadcasting, all of the company's publications, construction information products and Tower Group International; (2) Educational and Professional Publishing, which includes College, professional and legal publishing and now also includes the Macmillan/McGraw-Hill School Publishing Company. The Registrant acquired the remaining 50% of the Macmillan/McGraw-Hill School Publishing Company from its partner in October 1993 and (3) Financial Services, which includes the Standard & Poor's Ratings Group and all of the Registrant's Financial Information Services.

A summary of the company's revenue and operating profit (unaudited) for the realigned segments by quarter for the years 1993 and 1992 follows:


 1993
 ----
                                                                First     Second       Third     Fourth
   Revenue                                                     Quarter    Quarter     Quarter    Quarter       Year
   -------                                                     --------   --------    --------   --------   ----------
Information and Media Services                                 $184,191   $201,119    $190,165   $255,601   $  831,076
Educational and Professional
   Publishing                                                   109,935    118,609     190,949    247,951      667,444
Financial Services                                              172,821    171,179     173,855    179,078      696,933
                                                               --------   --------    --------   --------   ----------
                                                               $466,947   $490,907    $554,969   $682,630   $2,195,453
                                                               ========   ========    ========   ========   ==========

   Operating Profit/(Loss)
   ----------------------
Information and Media Services                                 $ 16,105   $ 28,646    $ 15,627   $ 41,966   $  102,344
Educational and Professional
   Publishing                                                    (1,644)     1,278      39,539     10,201       49,374
Financial Services                                               51,731     50,763      48,267     50,104      200,865
                                                               --------   --------    --------   --------   ----------
                                                               $ 66,192   $ 80,687    $103,433   $102,271   $  352,583
                                                               ========   ========    ========   ========   ==========

 1992
 ----
                                                                First     Second       Third     Fourth
   Revenue                                                     Quarter    Quarter     Quarter    Quarter       Year
   -------                                                     --------   --------    --------   --------   ----------
Information and Media Services                                 $190,036   $212,793    $196,496   $266,248   $  865,573
Educational and Professional
   Publishing                                                   109,736    120,974     182,654    153,999      567,363
Financial Services                                              155,036    150,508     153,574    158,437      617,555
                                                               --------   --------    --------   --------   ----------
                                                               $454,808   $484,275    $532,724   $578,684   $2,050,491
                                                               ========   ========    ========   ========   ==========
   Operating Profit/(Loss)
   ----------------------
Information and Media Services                                 $ 17,251   $ 34,604    $ 15,123   $ 46,220   $  113,198
Educational and Professional
   Publishing                                                    (1,513)     3,449      36,182     24,628       62,746
Financial Services                                               42,634     40,308      40,295     45,157      168,394
                                                               --------   --------    --------   --------   ----------
                                                               $ 58,372   $ 78,361    $ 91,600   $116,005   $  344,338
                                                               ========   ========    ========   ========   ==========

Item 2.  Properties

The Registrant leases office facilities at 394 locations, 322 are in the United States. In addition, the Registrant owns real property at 25 locations; 22 are in the United States. The principal facilities of the Registrant are as follows:


                            Owned    Square
                             or      Feet
Domestic                   Leased   (thousands)    Business Unit
- --------                  -------   ------------   ---------------
New York, NY               leased     1,639        See explanation below

Hightstown, NJ              owned                  See explanation below
  Office and Data Ctr.                  490
  Book Dist. Ctr.                       412

New York, NY               leased       606        Financial Services

Delran, NJ                 leased       106        Datapro

Colorado Springs, CO        owned                  Shepard's/McGraw-Hill
  Office                                181
  Manufacturing Plant                    63

Denver, CO                  owned        88        Broadcasting

Indianapolis, IN           leased        58        Broadcasting

Englewood, CO               owned
  Rocky Mt. Data Ctr.                    14        Corporate Data Center
  Office                                119        Financial Services

Lexington, MA               owned        53        Corporate Data Center
                           leased       122        Data Resources

Blue Ridge Summit, PA       owned                  TAB Books
  Office                                 67
  Book Dist. Ctr.                       114

Peterborough, NH            owned        51        Byte

Chicago, IL                leased        68        Various operating units

                           Owned     Square
                             or      Feet
Domestic                   Leased   (thousands)   Business Unit
- --------                   -------  ------------  ---------------
Washington, DC             leased       73        Various operating units

Kent, WA                   leased                 C.J. Tower
  Warehouse/Dist. Ctr                   79
  Office                                 6

Monterey, CA                owned      207        CTB

Blacklick (Gahanna), OH     owned
  Book Dist. Ctr.                      519        School and Glencoe
  Office                                57

Westerville, OH             owned       59        Glencoe

New York, NY               leased      132        School

Columbus, OH               leased       76        School and Glencoe

Dublin, OH
  Warehouse                leased      112        SRA, School and Glencoe

Dallas, TX                 leased
  Assembly Plant                       148        School
  Office                                 6

Desoto, TX                 leased
  Book Dist. Ctr.                      382        School


Foreign
- -------
Whitby, Canada              owned                 McGraw-Hill Ryerson Ltd.
  Office                                80
  Book Dist. Ctr.                       80

Maidenhead, England        leased       85        McGraw-Hill International
                                                    (U.K.) Ltd.

The Registrant's major lease covers space in its headquarters building in New York City. The building is owned by Rock-McGraw, Inc., a corporation in which the Registrant and Rockefeller Group, Inc. are the sole shareholders. The Registrant occupies approximately 950,000 square feet of the rentable space under a 30-year lease which includes renewal options for two additional 15-year periods. In addition, the Registrant subleases for its own account approximately 693,000 square feet of space for periods up to 25 years.

The largest complex owned by the Registrant is located in Highstown, NJ where a book distribution center and offices for accounting operations, data processing services, order fulfillment and other service departments are housed. The Registrant plans to consolidate its domestic book distribution operations by centralizing the distribution operations in Blue Ridge Summit, PA and Hightstown, NJ to Columbus and Blacklick, OH.



Item 3.  Legal Proceedings
While the Registrant and its subsidiaries are defendants in numerous legal proceedings in the United States and abroad, neither the Registrant nor its subsidiaries are a party to, nor are any of their properties subject to, any known material pending legal proceedings which Registrant believes will result in a material adverse effect on Registrant's financial statements or business operations.



Item 4.  Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of Registant's security holders during the last quarter of the period covered by this Report.

                        Executive Officers of Registrant


       Name               Age              Position
       ----               ---              --------
Joseph L. Dionne           60       Chairman and Chief Executive Officer

Harold McGraw III          45       President and Chief Operating Officer

Robert J. Bahash           48       Executive Vice President and
                                      Chief Financial Officer

Michael K. Hehir           46       Executive Vice President, New Ventures

Robert N. Landes           63       Executive Vice President,
                                      Secretary and General Counsel

Thomas J. Sullivan         58       Executive Vice President,
                                      Administration

Frank J. Kaufman           49       Senior Vice President, Taxes

Barbara A. Munder          48       Senior Vice President and
                                      Executive Assistant to the Chairman

Frank D. Penglase          53       Senior Vice President, Treasury
                                      Operations

Donald S. Rubin            59       Senior Vice President,
                                      Investor Relations

Thomas J. Kilkenny         35       Vice President and Controller


All of the above executive officers of the Registrant have been full-time employees of the Registrant for more than five years except for Thomas J. Kilkenny.

Mr. Kilkenny, prior to his becoming an officer of the Registrant on December 1, 1993, was a director of the Registrant's Corporate Audit Department since October 1, 1991. Previously he was with Ernst & Young from 1980 through 1991.

                                    PART II


Item 5.  Market for the Registrant's Common Stock and Related
         Stockholder Matters


The approximate number of holders of the Company's common stock as of February 28, 1994 was 5,724.

                                                                   1993       1992
                                                                  -----      -----
       Dividends per share of common stock:
         $.57 per quarter in 1993
         $.56 per quarter in 1992                                 $2.28      $2.24

Information concerning other matters is incorporated herein by reference from Exhibit (13), from page 46 of the 1993 Annual Report to Shareholders.

Item 6.  Selected Financial Data
Incorporated herein by reference from Exhibit (13), from the 1993 Annual Report to Shareholders, page 30 and page 31.


Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Incorporated herein by reference from Exhibit (13), from the 1993 Annual Report to Shareholders, pages 24 to 29 and page 32.

Item 8.  Consolidated Financial Statements and Supplementary Data

Incorporated herein by reference from Exhibit (13), from the 1993
Annual Report to Shareholders, pages 33 to 44 and page 46.

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure

None

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

Information concerning directors is incorporated herein by reference from the Registrant's definitive proxy statement dated March 21, 1994 for the annual meeting of shareholders to be held on April 27, 1994.



Item 11.  Executive Compensation

Incorporated herein by reference from the Registrant's definitive proxy statement dated March 21, 1994 for the annual meeting of shareholders to be held on April 27, 1994.



Item 12.  Security Ownership of Certain Beneficial Owners and
          Management

Incorporated herein by reference from the Registrant's definitive proxy statement dated March 21, 1994 for the annual meeting of shareholders to be held April 27, 1994.




Item 13.  Certain Relationships and Related Transactions

Incorporated herein by reference from the Registrant's definitive proxy statement dated March 21, 1994 for the annual meeting of shareholders to be held April 27, 1994.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K.


  (a) 1.  Financial Statements.

      2.  Financial Statement Schedules.

                   McGraw-Hill, Inc.
            Index to Financial Statements
           And Financial Statement Schedules

                                                               Reference
                                                         ---------------------
                                                                 Annual Report
                                                         Form      to Share-
                                                         10-K    holders (page)
                                                         ----    --------------
Data incorporated by reference from
  Annual Report to Shareholders:

       Report of Independent Auditors.........                         45
       Consolidated balance sheet at
         December 31, 1993 and 1992...........                      34-35
       Consolidated statement of income
         for each of the three years in
         the period ended December 31, 1993...                         33
       Consolidated statement of cash flows
         for each of the three years in the
         period ended December 31, 1993.......                         36
       Consolidated statement of shareholders'
         equity for each of the three years in
         the period ended December 31, 1993...                         37
       Notes to consolidated financial
         statements...........................                      38-44
       Quarterly financial information........                         46


Consent of Independent Auditors...............            137

Consolidated schedules for each of the three years in the period ended December 31, 1993:

       VIII - Reserve for doubtful accounts....           138
         IX - Short term borrowings............           139
          X - Supplementary income statement
                information....................           140

All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

The financial statements listed in the above index which are included in the Annual Report to Shareholders for the year ended December 31, 1993 are hereby incorporated by reference in Exhibit (13). With the exception of the pages listed in the above index, the 1993 Annual Report to Shareholders is not to be deemed filed as part of Item 14 (a)(1).

(a)  (3)  Exhibits.

  (3) Articles of Incorporation of Registrant, incorporated by reference from Registrant's Form SE filed March 29, 1989 in connection with Registrant's Form 10-K for the year ended
       December 31, 1988.

  (3)  By-laws of Registrant.

  (4) Indenture dated as of June 15, 1990 between the Registrant, as issuer, and the Bank of New York, as trustee, incorporated by reference from Registrant's Form SE filed August 3, 1990 in connection with Registrant's Form 10-Q for the quarter ended
       June 30, 1990.

  (4) Instrument defining the rights of security holders, certificate setting forth the terms of the Registrant's 9.43% Notes due 2000, incorporated by reference from Registrant's Form SE filed
       August 3, 1990 in connection with Registrant's Form 10-Q for the quarter ended June 30, 1990.

  (4) Instrument defining the rights of security holders, certificate setting forth the terms of the Registrant's Medium-Term Notes, Series A, incorporated by reference from Registrant's Form SE filed November 15, 1990 in connection with Registrant's
       Form 10-Q for the quarter ended September 30, 1990.

 (10)  Rights Agreement dated as of October 25, 1989 between Registrant and
       Manufacturers Hanover Trust Company, incorporated by reference from Registrant's Form SE dated October 26, 1989 in connection with
       Registrant's Form 8-A.

*(10) Restricted Stock Award Agreement dated December 4, 1987 incorporated by reference from Registrant's Form SE filed March 30, 1988 in connection with Registrant's Form 10-K for the year ended
       December 31, 1987.

 (10) Indemnification Agreements between Registrant and each of its directors and certain of its executive officers relating to said directors' and executive officers' services to the Registrant, incorporated by reference from Registrant's Form SE filed March 27, 1987 in connection with
       Registrant's Form 10-K for the year ended December 31, 1986.

*(10) Registrant's 1983 Stock Option Plan for Officers and Key Employees, incorporated by reference from Registrant's Form SE filed March 29, 1990 in connection with Registrant's Form 10-K for the year ended
       December 31, 1989.

*(10)  Registrant's 1987 Key Employee Stock Incentive Plan.

*(10)  Registrant's 1993 Key Employee Stock Incentive Plan.

*(10)  Registrant's 1990 Key Executive Short-Term Incentive Compensation Plan, incorporated by reference from Registrant's
       Form SE filed March 28, 1991 in connection with Registrant's Form 10-K for the year ended December 31, 1990.

*(10)  Registrant's Key Executive Short-Term Incentive Deferred Compensation Plan.

*(10)  Registrant's Executive Deferred Compensation Plan, incorporated by reference from Registrant's Form SE filed March 28, 1991 in connection with Registrant's Form 10-K for the year ended December 31, 1990.

*(10)  Registrant's Senior Executive Severance Plan, incorporated by reference from Registrant's Form SE filed March 29, 1989 in connection with Registrant's Form 10-K for the year ended December 31, 1988.

 (10)  Credit Agreement dated as of November 12, 1991 among the Registrant, the Banks' signatory thereto, and Bankers Trust
       Company, as Agent incorporated by reference from Registrant's Form SE filed November 18, 1991 in connection with
       Registrant's Form 8-K dated November 19, 1991.

 (10)  First Amendment to Credit Agreement dated as of November 8, 1993 among the Registrant, the Banks' signatory thereto, and
       Bankers Trust Company, as Agent, incorporated by reference from Registrant's Form 8-K dated November 15, 1993.

 (10)  Line of Credit dated as of November 12, 1991 among the Registrant, the Banks' signatory thereto and Bankers Trust Company, As agent, incorporated by reference from Registrant's Form SE filed November 18, 1991 in connection with Registrant's
       Form 8-K dated November 19, 1991.

 (10)  First Amendment to Line of Credit dated as of November 10, 1992 among the Registrant, the Banks' signatory thereto, and
       Bankers Trust Company as Agent, incorporated by reference from Registrant's Form 8-K dated November 16, 1992.

 (10)  Second Amendment to Line of Credit dated November 8, 1993 among the Registrant, the Banks' signatory thereto, and Bankers
       Trust Company, as Agent, incorporated by reference from Registrant's Form 8-K dated November 15, 1993.

 (10)  Partnership Interest Purchase Agreement, dated as of October 4, 1993, with respect to the Macmillan/McGraw-Hill School
       Publishing Company, incorporated by reference from Registrant's Form 8-K dated October 18, 1993.

 (10)  Trademark Purchase and Sale Agreement (Macmillan), dated as of October 4, 1993, incorporated  by reference from Registrant's
       Form 8-K dated October 18, 1993.

 (10)  Trademark Purchase and Sale Agreement (Merrill), dated as of October 4, 1993, incorporated by reference from Registrant's
       Form 8-K dated October 18, 1993.

*(10)  Registrant's Employee Retirement Account Plan Supplement, incorporated by reference from Registrant's Form SE filed March
       28, 1991 in connection with Registrant's Form 10-K for the year ended December 31, 1990.

*(10)  Registrant's Employee Retirement Plan Supplement, incorporated by reference from Registrant's Form SE filed March 28, 1991 in connection with Registrant's Form 10-K for the year ended December 31, 1990.

*(10)  Registrant's Savings Incentive Plan Supplement, incorporated by reference from Registrant's Form SE filed March 28, 1991 in connection with Registrant's Form 10-K for the year ended December 31, 1990.

*(10)  Registrant's Senior Executive Supplemental Death, Disability & Retirement Benefits Plan, incorporated by reference from
       Registrant's Form SE filed March 26, 1992 in connection with Registrant's Form 10-K for the year ended December 31,
       1991.

*(10)  Registrant's 1993 Stock Payment Plan for Directors, incorporated by reference from Registrant's Proxy Statement dated March
       21, 1993.

*(10)  Registrant's Director Retirement Plan, incorporated by reference from Registrant's Form SE filed March 29, 1990 in connection with Registrant's Form 10-K for the year ended December 31,
       1989.

*(10)  Registrant's Director Deferred Compensation Plan.

 (12)  Computation of ratio of earnings to fixed charges.

 (12)  Pro forma Computation of ratio of earnings to fixed charges.

 (13)  Registrant's 1993 Annual Report to Shareholders.  Such Report,
       except for those portions thereof which are expressly incorporated by reference in this Form 10-K, is furnished for the information of the Commission and is not deemed "filed" as part of this Form 10-K.

 (21)  Subsidiaries of the Registrant.

 (23)  Consent of Ernst & Young, Independent Auditors.

       *These exhibits relate to management contracts or compensatory plan arrangments.

  (b)  Reports on Form 8-K.

       A report on Form 8-K was filed on November 15, 1993.  Item 5 and Item 7 (Exhibit 10) were reported in said report on
       Form 8-K.

       A report on Form 8-K was filed on October 18, 1993.  Item 2 and Item 7 were reported in said report on Form 8-K.  The audited financial statements of the Macmillan/McGraw-Hill School Publishing Company for the three year period ended
       December 31, 1992 were incorporated by reference in said report on Form 8-K.

       A report on Form 8-K/A No. 1 was filed on October 27, 1993. Item 7 was reported in said report on Form 8-K/A. The unaudited interim balance sheet of the Macmillan/McGraw-Hill School Publishing Company as of September 30, 1993 and the related unaudited statements of income and cash flows for the nine month period ended September 30, 1993 were incorporated by reference in said report on Form 8-K/A. The pro forma statements of income reflecting the acquisition by the Registrant of the additional 50% of the Macmillan/McGraw-Hill School Publishing Company were filed in said report on Form 8-K/A.



                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

McGraw-Hill, Inc.
- -----------------
   Registrant


By:    /s/ ROBERT N. LANDES
       --------------------------------
       Robert N. Landes
       Executive Vice President, Secretary and General Counsel
       March 30, 1994

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 30, 1994 on behalf of Registrant by the following persons who signed in the capacities as set forth below under their respective names. Registrant's board of directors is comprised of fifteen members and the signatures set forth below of individual board members, constitute at least a majority of such board.

       /s/ JOSEPH L. DIONNE
       --------------------------------
       Joseph L. Dionne
       Chairman and Chief Executive Officer
       Director



       /s/ HAROLD McGRAW III
       --------------------------------
       Harold McGraw III
       President and Chief Operating Officer
       Director


       /s/ ROBERT J. BAHASH
       --------------------------------
       Robert J. Bahash
       Executive Vice President and
       Chief Financial Officer

       /s/ THOMAS J. KILKENNY
       --------------------------------
       Thomas J. Kilkenny
       Vice President and Controller



       /s/ VARTAN GREGORIAN
       --------------------------------
       Vartan Gregorian
       Director


       /s/ JOHN T. HARTLEY
       --------------------------------
       John T. Hartley
       Director


       /s/ GEORGE B. HARVEY
       --------------------------------
       George B. Harvey
       Director


       /s/ RICHARD H. JENRETTE
       --------------------------------
       Richard H. Jenrette
       Director



       /s/ DON JOHNSTON
       --------------------------------
       Don Johnston
       Director



       /s/ PETER O. LAWSON-JOHNSTON
       --------------------------------
       Peter O. Lawson-Johnston
       Director


       /s/ LINDA KOCH LORIMER
       --------------------------------
       Linda Koch Lorimer
       Director


       /s/ DAVID L. LUKE III
       --------------------------------
       David L. Luke III
       Director

       /s/ JOHN L. McGRAW
       --------------------------------
       John L. McGraw
       Director



       /s/ LOIS D. RICE
       --------------------------------
       Lois D. Rice
       Director



       /s/ PAUL J. RIZZO
       --------------------------------
       Paul J. Rizzo
       Director



       /s/ JAMES H. ROSS
       --------------------------------
       James H. Ross
       Director



       /s/ ALVA O. WAY
       --------------------------------
       Alva O. Way
       Director

                                Exhibit Index


  (3) Articles of Incorporation of Registrant, incorporated by reference from Registrant's Form SE filed March 29, 1989 in connection with Registrant's Form 10-K for the year ended
       December 31, 1988.

  (3)  By-laws of Registrant.

  (4) Indenture dated as of June 15, 1990 between the Registrant, as issuer, and the Bank of New York, as trustee, incorporated by reference from Registrant's Form SE filed August 3, 1990 in connection with Registrant's Form 10-Q for the quarter ended
       June 30, 1990.

  (4) Instrument defining the rights of security holders, certificate setting forth the terms of the Registrant's 9.43% Notes due 2000, incorporated by reference from Registrant's Form SE filed
       August 3, 1990 in connection with Registrant's Form 10-Q for the quarter ended June 30, 1990.

  (4) Instrument defining the rights of security holders, certificate setting forth the terms of the Registrant's Medium-Term Notes, Series A, incorporated by reference from Registrant's Form SE filed November 15, 1990 in connection with Registrant's
       Form 10-Q for the quarter ended September 30, 1990.

 (10)  Rights Agreement dated as of October 25, 1989 between Registrant and
       Manufacturers Hanover Trust Company, incorporated by reference from Registrant's Form SE dated October 26, 1989 in connection with
       Registrant's Form 8-A.

*(10) Restricted Stock Award Agreement dated December 4, 1987 incorporated by reference from Registrant's Form SE filed March 30, 1988 in connection with Registrant's Form 10-K for the year ended
       December 31, 1987.

 (10) Indemnification Agreements between Registrant and each of its directors and certain of its executive officers relating to said directors' and executive officers' services to the Registrant, incorporated by reference from Registrant's Form SE filed March 27, 1987 in connection with
       Registrant's Form 10-K for the year ended December 31, 1986.

*(10) Registrant's 1983 Stock Option Plan for Officers and Key Employees, incorporated by reference from Registrant's Form SE filed March 29, 1990 in connection with Registrant's Form 10-K for the year ended
       December 31, 1989.

*(10)  Registrant's 1987 Key Employee Stock Incentive Plan.

*(10)  Registrant's 1993 Key Employee Stock Incentive Plan.

*(10)  Registrant's 1990 Key Executive Short-Term Incentive Compensation Plan, incorporated by reference from Registrant's
       Form SE filed March 28, 1991 in connection with Registrant's Form 10-K for the year ended December 31, 1990.

*(10)  Registrant's Key Executive Short-Term Incentive Deferred Compensation Plan.

*(10)  Registrant's Executive Deferred Compensation Plan, incorporated by reference from Registrant's Form SE filed March 28, 1991 in connection with Registrant's Form 10-K for the year ended December 31, 1990.

*(10)  Registrant's Senior Executive Severance Plan, incorporated by reference from Registrant's Form SE filed March 29, 1989 in connection with Registrant's Form 10-K for the year ended December 31, 1988.

 (10)  Credit Agreement dated as of November 12, 1991 among the Registrant, the Banks' signatory thereto, and Bankers Trust
       Company, as Agent incorporated by reference from Registrant's Form SE filed November 18, 1991 in connection with
       Registrant's Form 8-K dated November 19, 1991.

 (10)  First Amendment to Credit Agreement dated as of November 8, 1993 among the Registrant, the Banks' signatory thereto, and
       Bankers Trust Company, as Agent, incorporated by reference from Registrant's Form 8-K dated November 15, 1993.

 (10)  Line of Credit dated as of November 12, 1991 among the Registrant, the Banks' signatory thereto and Bankers Trust Company, As agent, incorporated by reference from Registrant's Form SE filed November 18, 1991 in connection with Registrant's
       Form 8-K dated November 19, 1991.

 (10)  First Amendment to Line of Credit dated as of November 10, 1992 among the Registrant, the Banks' signatory thereto, and
       Bankers Trust Company as Agent, incorporated by reference from Registrant's Form 8-K dated November 16, 1992.

 (10)  Second Amendment to Line of Credit dated November 8, 1993 among the Registrant, the Banks' signatory thereto, and Bankers
       Trust Company, as Agent, incorporated by reference from Registrant's Form 8-K dated November 15, 1993.

 (10)  Partnership Interest Purchase Agreement, dated as of October 4, 1993, with respect to the Macmillan/McGraw-Hill School
       Publishing Company, incorporated by reference from Registrant's Form 8-K dated October 18, 1993.

 (10)  Trademark Purchase and Sale Agreement (Macmillan), dated as of October 4, 1993, incorporated  by reference from Registrant's
       Form 8-K dated October 18, 1993.

 (10)  Trademark Purchase and Sale Agreement (Merrill), dated as of October 4, 1993, incorporated by reference from Registrant's
       Form 8-K dated October 18, 1993.

*(10)  Registrant's Employee Retirement Account Plan Supplement, incorporated by reference from Registrant's Form SE filed March
       28, 1991 in connection with Registrant's Form 10-K for the year ended December 31, 1990.

*(10)  Registrant's Employee Retirement Plan Supplement, incorporated by reference from Registrant's Form SE filed March 28, 1991 in connection with Registrant's Form 10-K for the year ended December 31, 1990.

*(10)  Registrant's Savings Incentive Plan Supplement, incorporated by reference from Registrant's Form SE filed March 28, 1991 in connection with Registrant's Form 10-K for the year ended December 31, 1990.

*(10)  Registrant's Senior Executive Supplemental Death, Disability & Retirement Benefits Plan, incorporated by reference from
       Registrant's Form SE filed March 26, 1992 in connection with Registrant's Form 10-K for the year ended December 31,
       1991.

*(10)  Registrant's 1993 Stock Payment Plan for Directors, incorporated by reference from Registrant's Proxy Statement dated March
       21, 1993.

*(10)  Registrant's Director Retirement Plan, incorporated by reference from Registrant's Form SE filed March 29, 1990 in connection with Registrant's Form 10-K for the year ended December 31,
       1989.

*(10)  Registrant's Director Deferred Compensation Plan.

 (12)  Computation of ratio of earnings to fixed charges.

 (12)  Pro forma Computation of ratio of earnings to fixed charges.

 (13)  Registrant's 1993 Annual Report to Shareholders.  Such Report,
       except for those portions thereof which are expressly incorporated by reference in this Form 10-K, is furnished for the information of the Commission and is not deemed "filed" as part of this Form 10-K.

 (21)  Subsidiaries of the Registrant.

 (23)  Consent of Ernst & Young, Independent Auditors.

       *These exhibits relate to management contracts or compensatory plan arrangments.

  (b)  Reports on Form 8-K.

       A report on Form 8-K was filed on November 15, 1993.  Item 5 and Item 7 (Exhibit 10) were reported in said report on
       Form 8-K.

       A report on Form 8-K was filed on October 18, 1993.  Item 2 and Item 7 were reported in said report on Form 8-K.  The audited financial statements of the Macmillan/McGraw-Hill School Publishing Company for the three year period ended
       December 31, 1992 were incorporated by reference in said report on Form 8-K.