Form 10-Q
period 1994-03-31
MCGRAW HILL INC
filed 1994-05-09
CIK 64040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                 FORM 10-Q


(Mark One)
 X  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
- - --- SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1994 or

    TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
- - --- SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to
                              ----------  --------------
Commission File Number 1-1023

                            McGRAW-HILL, INC.
- - ---------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)

              New York                            13-1026995
- - ----------------------------------            -----------------------
(State or other jurisdiction of               (I.R.S. Employer
   incorporation or organization)             Identification No.)

1221 AVENUE OF THE AMERICAS, NEW YORK, N.Y.              10020
- - ---------------------------------------------------------------------
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code (212) 512-2000
                                                   ------------------
                          Not Applicable
- - ---------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                       YES      X           NO
                           -----------         -----------
Number of shares of Common Stock (par value $1.00 per share) outstanding as of April 29, 1994: 49,521,916.

                                       PART I

                                Financial Information

                                  McGraw-Hill, Inc.
                                  -----------------
                          Consolidated Statement of Income
                          --------------------------------
                     Three Months Ended March 31, 1994 and 1993
                     ------------------------------------------
                                                    1994        1993
                                                  ---------   ---------
                                                     (In thousands,
                                                 except per share data)
Operating revenue                                 $ 559,774   $ 466,947
Expenses:
  Operating                                         295,854     245,520
  Selling and general                               230,341     169,269
                                                  ---------   ---------
     Total expenses                                 526,195     414,789

Share of loss of
  Macmillan/McGraw-Hill joint venture (Note 3)            -     (20,345)

Other income - net                                    3,223       3,000
                                                  ---------   ---------
Income from operations                               36,802      34,813

Interest expense - net                              (11,348)     (8,199)
                                                  ---------   ---------
Income before taxes on income                        25,454      26,614

Provision for taxes on income                        10,487      11,364
                                                  ---------   ---------
Net income                                        $  14,967   $  15,250
                                                  =========   =========

Earnings per common share                         $    0.30   $    0.31
                                                  =========   =========

Average number of common shares outstanding          49,445      49,063


                                  McGraw-Hill, Inc.
                                  -----------------
                              Consolidated Balance Sheet
                              --------------------------

                                            March 31,   Dec. 31,       March 31,
                                              1994        1993           1993
                                           ----------   ----------   ----------
                                                       (In thousands)
ASSETS

Current assets:
  Cash and equivalents                     $   28,744   $   47,953   $   10,556
  Accounts receivable (net of allowance
    for doubtful accounts) (Note 4)           621,680      711,919      507,110
  Receivable from broker-dealers and
    dealer banks (Note 5)                      17,110       19,136       21,350
  Inventories (Note 4)                        225,953      215,228      106,808
  Prepaid income taxes                         92,536       92,912       42,469
  Prepaid and other current assets             45,203       44,634       44,800
                                           ----------   ----------   ----------
      Total current assets                  1,031,226    1,131,782      733,093
                                           ----------   ----------   ----------

Prepublication costs (net of accumulated
  amortization) (Note 4)                      293,893      285,445       92,410

Investments and other assets:
  Investment in Macmillan/McGraw-Hill
    School Publishing Company - at
    equity (Note 3)                                 -            -      488,721
  Investment in Rock-McGraw, Inc. - at
    equity                                     54,157       53,077       51,298
  Prepaid pension expense                      90,160       87,655       80,067
  Other                                       156,476      159,861      125,673
                                           ----------   ----------   ----------
      Total investments and other assets      300,793      300,593      745,759
                                           ----------   ----------   ----------

Property and equipment - at cost              745,149      753,452      628,375
  Less - accumulated depreciation             409,696      408,126      349,702
                                           ----------   ----------   ----------
      Net property and equipment              335,453      345,326      278,673

Goodwill and other intangible assets - at
  cost (net of accumulated amortization)    1,007,823    1,021,017      548,266
                                           ----------   ----------   ----------
                                           $2,969,188   $3,084,163   $2,398,201
                                           ==========   ==========   ==========


                                  McGraw-Hill, Inc.
                                  -----------------
                              Consolidated Balance Sheet
                              --------------------------

                                            March 31,    Dec. 31,     March 31,
                                              1994        1993          1993
                                           ----------   ----------   ----------
                                                       (In thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Notes payable                            $  154,243   $  170,780   $  125,385
  Accounts payable                            173,914      178,466      115,990
  Payable to broker-dealers and dealer
    banks (Note 5)                             16,338       18,695       20,944
  Accrued liabilities                         106,542      182,156       86,781
  Income taxes currently payable               46,677       42,783       34,532
  Unearned revenue                            250,339      248,036      229,719
  Other current liabilities                   216,229      227,979      151,697
                                           ----------   ----------   ----------
       Total current liabilities              964,282    1,068,895      765,048
                                           ----------   ----------   ----------
Other liabilities:
  Long-term debt (Note 6)                     757,890      757,567      333,419
  Deferred income taxes                       114,853      119,548      109,797
  Accrued postretirement healthcare and
    other benefits                            191,477      190,985      187,237
  Other non-current liabilities               123,356      124,160      103,627
                                           ----------   ----------   ----------
       Total other liabilities              1,187,576    1,192,260      734,080
                                           ----------   ----------   ----------
       Total liabilities                    2,151,858    2,261,155    1,499,128
                                           ----------   ----------   ----------
Shareholders' equity (Note 7):
  Capital stock                                51,475       51,475       51,475
  Additional paid-in capital                   66,732       63,512       59,531
  Retained income                             820,614      834,250      922,009
  Foreign currency translation adjustments    (26,449)     (28,577)     (21,746)
                                           ----------   ----------   ----------
                                              912,372      920,660    1,011,269

  Less - common stock in treasury-at cost      83,320       87,687       99,925
         unearned compensation on
           restricted stock                    11,722        9,965       12,271
                                           ----------   ----------   ----------
    Total shareholders' equity                817,330      823,008      899,073
                                           ----------   ----------   ----------
                                           $2,969,188   $3,084,163   $2,398,201
                                           ==========   ==========   ==========

                                  McGraw-Hill, Inc.
                                  -----------------
                         Consolidated Statement of Cash Flows
                         ------------------------------------
                      Three Months Ended March 31, 1994 and 1993
                      ------------------------------------------
                                                             1994          1993
                                                          ---------     ---------
                                                               (In thousands)
Cash flows from operating activities
- - ------------------------------------
Net income                                                $  14,967     $  15,250
Adjustments to reconcile net income to
    cash provided by operating activities:
  Depreciation                                               15,524        12,519
  Amortization of goodwill and intangibles                    9,706         5,809
  Amortization of prepublication costs                       15,247         8,621
  Provision for losses on accounts receivable                18,174        19,032
  Share of loss of and distribution from
    Macmillan/McGraw-Hill joint venture                           -        22,403
  Other                                                      (1,205)         (171)
Changes in assets and liabilities net of effect of
    acquisitions and dispositions:
  Decrease in accounts receivable                            69,720        61,975
  Increase in inventories                                   (10,111)       (9,029)
  Decrease in accounts payable and accrued expenses         (80,423)      (56,415)
  Decrease in interest and income taxes payable              (2,289)       (9,519)
  Net change in other assets and liabilities                 (1,208)       (4,465)
- - ---------------------------------------------------       ---------     ---------
Cash provided by operating activities                        48,102        66,010
- - ---------------------------------------------------       ---------     ---------
Investing activities
- - --------------------
  Purchases of property and equipment                        (7,089)       (6,958)
  Investment in prepublication costs                        (24,089)      (11,258)
  Disposition of property & equipment                         2,285           249
  Other                                                       2,653             -
- - ---------------------------------------------------       ---------     ---------
Cash used for investing activities                          (26,240)      (17,967)
- - ---------------------------------------------------       ---------     ---------
Financing activities
- - --------------------
  Dividends paid to shareholders                            (28,603)      (27,883)
  Repayment of commercial paper and other
    short-term debt-net                                     (16,707)      (24,002)
  Exercise of stock options                                   4,485         1,929
  Other                                                        (246)         (759)
- - ---------------------------------------------------       ---------     ---------
Cash used for financing activities                          (41,071)      (50,715)
- - ---------------------------------------------------       ---------     ---------
Net change in cash and equivalents                          (19,209)       (2,672)

Cash and equivalents at beginning of period                  47,953        13,228
- - ---------------------------------------------------       ---------     ---------
Cash and equivalents at end of period                     $  28,744     $  10,556
                                                          =========     =========

                                McGraw-Hill, Inc.
                                -----------------
                          Notes to Financial Statements
                          -----------------------------

 1. The financial information in this report has not been audited, but in the opinion of management is based on estimates which include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly such information. The operating results for the three months ended March 31, 1994 and 1993, are not necessarily indicative of results to be expected for the full year due to the seasonal nature of some of the company's businesses. The financial statements included herein should be read in conjunction with the financial statements and notes included in the company's Annual Report on Form 10-K for the year ended December 31, 1993.

     Certain prior year amounts have been reclassified for comparability purposes.

 2.  Operating profit by segment is total operating revenue less expenses which are deemed to be related to the unit's operating revenue.  A summary of operating results by segment for the three months ended March 31, 1994 and
     1993 follows:
                                                1994                    1993 (Note)
                                        ----------------------   ----------------------
                                                    Operating                Operating
                                         Revenue   Profit/(Loss)  Revenue   Profit/(Loss)
                                        ---------  -----------   ---------  -----------
                                                        (In thousands)
     Educational and Professional
       Publishing                       $ 176,315   $ (24,933)   $ 109,935  $  (1,644)
     Financial Services                   194,446      58,782      172,821     51,731
     Information and Media Services       189,013      14,472      184,191     16,105
     --------------------------------   ---------   ---------    ---------  ---------
     Total operating segments             559,774      48,321      466,947     66,192
     Share of loss of Macmillan/
       McGraw-Hill joint venture                -           -            -    (20,345)
     General corporate expense - net            -     (11,519)           -    (11,034)
     Interest expense - net                     -     (11,348)           -    ( 8,199)
     --------------------------------   ---------   ---------    ---------  ---------
     Total company                      $ 559,774   $  25,454*   $ 466,947  $  26,614*
                                        =========   =========    =========  =========

     *Income before taxes on income.

     Note: Revenue and operating profit by segment for the 1993 period have been restated to reflect the combining of the Broadcasting and Information and Publications Services segments and Tower Group International operations into one segment, Information and Media Services.

                                McGraw-Hill, Inc.
                                -----------------
                          Notes to Financial Statements
                          -----------------------------
 3. On October 4, 1993, the company purchased the additional 50% interest in the Macmillan/McGraw-Hill School Publishing Company for $337.5 million in cash. The company now owns 100% of Macmillan/McGraw-Hill and it is consolidated in McGraw-Hill's operations from the date of acquisition of the additional 50% interest. Prior to the acquisition of the additional 50% interest, the company accounted for its 50% interest under the equity method.

     The following pro forma information presents the consolidated results of operations of the company for the three months ended March 31, 1993 as if the acquisition of the additional 50% of Macmillan/McGraw-Hill had occurred at the beginning of 1993, after giving effect to certain adjustments, including amortization of goodwill and other intangibles, increased interest expense from debt issued to fund the acquisition and related income tax effects. Pro forma results are: operating revenue $519.2 million; net income $2.7 million and earnings per common share $.06. These pro forma results are not necessarily indicative of those that would have occurred had the acquisition taken place at the beginning of 1993.

 4. The allowance for doubtful accounts, the components of inventory and the accumulated amortization of prepublication costs were as follows:

                                              March 31,    Dec. 31,     March 31,
                                                1994         1993         1993
                                              ---------    ---------    ---------
                                                        (In thousands)

     Allowance for doubtful accounts          $  79,057    $  79,461    $  82,668
                                              =========    =========    =========
     Inventories:
        Finished goods                        $ 168,478    $ 166,584    $  67,817
        Work-in-process                          36,571       29,259       20,425
        Paper and other materials                20,904       19,385       18,566
                                              ---------    ---------    ---------
     Total inventories                        $ 225,953    $ 215,228    $ 106,808
                                              =========    =========    =========

     Accumulated amortization of
        prepublication costs                  $ 252,169    $ 282,052    $ 149,449
                                              =========    =========    =========


     Prepublication costs of $92.4 million included in inventory at March 31, 1993 have been reclassified to a separate non-current category to conform with current industry practice.

                                McGraw-Hill, Inc.
                                -----------------
                          Notes to Financial Statements
                          -----------------------------

 5. A subsidiary of J.J Kenny Co. acts as an undisclosed agent in the purchase and sale of municipal securities for broker-dealers and dealer banks and the company had $560.5 million of matched purchase and sale commitments at March 31, 1994. Only those transactions not closed at the settlement date are reflected in the balance sheet as receivables and payables.

 6.  A summary of long-term debt follows:
                                             March 31,    Dec. 31,     March 31,
                                                1994         1993        1993
                                             ---------    ---------    ---------
                                                        (In thousands)
     9.43% senior notes due 2000             $ 250,000    $ 250,000    $ 250,000
     Commercial paper supported by
       bank revolving credit agreement         500,000      500,000       75,000
     Other                                       7,943        7,930        8,499
                                             ---------    ---------    ---------
                                               757,943      757,930      333,499
     Less:  portion included in other
       current liabilities                          53          363           80
                                             ---------    ---------    ---------
     Total long-term debt                    $ 757,890    $ 757,567    $ 333,419
                                             =========    =========    =========

 7.  Common shares reserved for issuance, for conversions and for the exercise of stock options were as follows:
                                             March 31,    Dec. 31,     March 31,
                                               1994         1993         1993
                                             ---------    ---------    ---------
     $1.20 convertible preference stock
       at the rate of 3.3 shares
       for each share of preference stock        5,277        5,277        5,326
     Exercise of stock options               1,956,218    2,054,087    2,140,085
                                             ---------    ---------    ---------
                                             1,961,495    2,059,364    2,145,411
                                             =========    =========    =========

 8.  Cash dividends per share declared during the three months ended March 31, 1994 and 1993 were as follows:
                                             1994      1993
                                             ----      ----
      Common stock                           $.58      $.57
      Preference stock                        .30       .30


                  Management's Discussion and Analysis of Operating
                  -------------------------------------------------
                           Results and Financial Condition
                           -------------------------------


Operating Results - Comparing Three Months Ended March 31, 1994 and 1993
- - ------------------------------------------------------------------------

Consolidated Review
- - -------------------

The company acquired its partner's 50% interest in the Macmillan/McGraw-Hill School Publishing Company in October 1993. The company now owns 100% of the former joint venture company which was renamed the McGraw-Hill School Publishing Company in 1994. School Publishing's results are consolidated in the company's 1994 first quarter segment results in the Educational and Professional Publishing segment. 1993's results reflect the company's 50% equity share of the former joint venture's seasonal loss.

Operating revenue for the quarter grew $92.8 million, or 19.9%, to $559.8 million. $57 million of the revenue increase reflects the consolidation of School Publishing. The remainder of the revenue increase reflects volume increases and new products in the Financial Services' units as well as a mix of price and volume increases in Educational and Professional Publishing and Information and Media Services.

Net income declined 1.9% to $15 million from $15.3 million reflecting the seasonal impact of owning 100% of School Publishing. Excellent results in Financial Services, gains in Broadcasting and some of the other advertising-based businesses, and improved results in School Publishing significantly offset the incremental impact of recognizing 100% of School Publishing's first quarter seasonal loss. Earnings per share were 30 cents versus 31 cents last year.

Total expenses in 1994 increased $111.4 million or 26.9% reflecting the inclusion of School Publishing. Excluding School Publishing, the company's expenses increased 7.4% due primarily to volume increases in some market focus groups and some cost increases.

Net interest expense increased $3.1 million due primarily to increased borrowings associated with the acquisition of the additional 50% of the school publishing joint venture.

The provision for taxes as a percent of income before taxes was 41.2% in the 1994 quarter and 42.7% in 1993. The 1994 rate reflects a reduction in the state effective tax rate due to a restructuring of subsidiaries in the second quarter of 1993, partially offset by an increase in the federal tax rate.

Segment Review
- - --------------

Educational and Professional Publishing revenue increased $66.4 million or 60.4%, due largely to the inclusion of School Publishing revenues of $57 million. Revenue increases were also reported by all of the market focus groups in the segment, with excellent growth in medical publishing. Operating profit declined sharply due to the seasonal loss of School Publishing. School publishers typically report losses in the first quarter. School Publishing's improved year to year performance significantly reduced the impact of absorbing the full seasonal loss in 1994's first quarter. School Publishing's operating results improved from last year reflecting increased sales, principally reorders from adoption states, and reduced costs from actions taken last year. Despite the revenue increase in the first quarter, School Publishing still anticipates a full year revenue decline in 1994 due to an unfavorable state adoption cycle. The impact on profits from the full year revenue decline will be mitigated by cost reduction measures. Excluding School Publishing, the combined operating results of the company's other publishing units improved slightly from last year. The company is proceeding with plans to consolidate certain functions and systems of School Publishing and its other book publishing operations. This consolidation should be completed by mid-1995 and is expected to generate annual savings of more than $10 million, which will begin to be realized later this year.

Financial Services' revenue grew $21.6 million or 12.5% and operating profit increased $7.1 million, or 13.6%. Standard & Poor's Debt Rating benefited from increased activity in the high yield bond market. The Ratings Group' growth reflects greater penetration in international markets and new ratings initiatives. The Financial Information Services Group benefited from gains at S&P ComStock and Kenny Evaluation and Information Services.

Information and Media Services revenue increased $4.8 million or 2.6%, while operating profit declined $1.6 million, or 10.1%. Strong performance in Broadcasting and improved advertising pages at Business Week and several other publications contributed to the revenue increase. Broadcasting's results reflect strong gains at the Denver station due to improved overall ratings and the Winter Olympics. Construction Information Group' profits declined due to the continued sluggish recovery in the construction industry, particularly in the northeast where the severe winter had a harsh impact on the industry.

Financial Condition
- - -------------------

The company continues to maintain a strong financial position. Cash flow from operations declined to $48 million from $66 million last year, reflecting the company's 100% ownership and the seasonal impact of the School Publishing business. Total debt was $912.2 million, down $16.5 million from yearend.

- - ----------------------------

Commercial paper borrowings at March 31, 1994 totaled $651.1 million, a decrease of $16.6 million from December 31, 1993. Commercial paper debt is supported by a $500 million revolving credit agreement with a group of banks terminating in November 1997, and $500 million has been classified as long-term. The company has several other revolving credit agreements that terminate in 1994 totaling $350 million. There are no amounts outstanding under these agreements.

Under a shelf registration which became effective with the Securities and Exchange Commission in mid-1990, the company can issue an additional $250 million of debt securities. The new debt could be used to replace a portion of the commercial paper borrowings with longer term securities.

Accounts receivable before reserves of $700.7 million decreased by $90.6 million from the end of 1993, due primarily to the seasonal nature of some of the company's businesses. Receivables were $111 million higher than at March 31, 1993, as a result of the inclusion of School Publishing in 1994 and increased receivables resulting from higher revenues than a year ago.

Inventories increased $10.7 million to $226 million from the end of 1993 due primarily to the seasonal buildup for the Sweet's Files. Inventories were $119.1 million higher than at March 31, 1993 as a result of the inclusion of School Publishing in 1994.

Net prepublication costs at March 31 increased $8.5 million from the end of 1993 to $293.9 million due to additional spending on new titles and school programs net of first quarter amortization expense. Net prepublication costs were $201.5 million higher than at March 31, 1993 as a result of the inclusion of School Publishing in 1994. Investment in prepublication costs of $24.1 million in the quarter ended March 31, 1994 increased $12.8 million over last year's first quarter, and amortization expense increased $6.6 million, due primarily to the inclusion of School Publishing in 1994.

Purchases of property and equipment of $7.1 million approximated the level of the prior year. The purchases were primarily for computer equipment for the market focus groups.

                                Part II

                           Other Information


    Item 6.  Exhibits and Report on Form 8-K
    ----------------------------------------

     a)  Exhibits
         --------
         (12) Computation of ratio of earnings to fixed charges.



                              SIGNATURES
                              ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                           McGRAW-HILL, INC.
                                    --------------------------------




Date:    5/6/94                     By       Robert J. Bahash
     ------------------               ------------------------------
                                             Robert J. Bahash
                                         Executive Vice President
                                         and Chief Financial Officer





Date:    5/6/94                     By     Thomas J. Kilkenny
     ------------------               ------------------------------
                                           Thomas J. Kilkenny
                                      Vice President and Controller




Date:    5/6/94                     By      Robert N. Landes
     ------------------               ------------------------------
                                            Robert N. Landes
                                        Executive Vice President,
                                        Secretary and General Counsel

                                                          Exhibit (12)
                          McGraw-Hill, Inc.
                         ------------------
          Computation of Ratio of Earnings to Fixed Charges
          -------------------------------------------------
                     Periods Ended March 31, 1994
                     ----------------------------
                                                 Three       Twelve
                                                 Months      Months
                                                ---------   ---------
                                                    (In thousands)
Earnings
    Earnings from continuing operations
    before income tax expense and unusual
      charges in 1993 (a) (b)...............    $  24,013   $ 291,183
    Fixed charges...........................       20,292      76,508
    Capitalized interest....................          (88)       (527)
                                                ---------   ---------
       Total Earnings.......................    $  44,217   $ 367,164
                                                =========   =========
Earnings from continuing operations
      before income tax expense (b).........    $  24,013   $  61,383
    Fixed charges...........................       20,292      76,508
    Capitalized interest....................          (88)       (527)
                                                ---------   ---------
       Total Earnings.......................    $  44,217   $ 137,364
                                                =========   =========
Fixed Charges (b)
    Interest expense........................    $  12,267   $  48,271
    Portion of rental payments deemed to be
      interest..............................        8,025      28,237
                                                ---------   ---------
       Total Fixed Charges..................    $  20,292   $  76,508
                                                =========   =========
Ratio of Earnings to Fixed Charges
       Before unusual charges                         2.2x        4.8x
       After unusual charges                          2.2x        1.8x

- - ------------
(a) Unusual charges in 1993 totaled $229.8 million before taxes in connection with the purchase of 50% interest in the Macmillan/McGraw-Hill School Publishing Company owned by Macmillan for $337.5 million in cash. The unusual charges consisted of $199.8 million primarily to adjust the company's original investment to values established in this transaction. This charge has been allocated primarily to goodwill and other intangibles. In addition, the company recorded a provision of $30 million relating to the consolidation of certain functions and systems of Macmillan/McGraw-Hill and the company's book publishing operations.

(b) For purposes of computing the ratio of earnings to fixed charges, "earnings from continuing operations before income taxes" excludes undistributed equity in income of less than 50%-owned companies. "Fixed charges" consist of (1) interest on debt and capital leases, (2) the portion of the company's rental expense deemed representative of the interest factor in rental expense, and
       (3) the company's proportionate share of such fixed charges of the Macmillan/McGraw-Hill joint venture through September 30, 1993.

                                  -13-