Form 10-Q
period 1994-06-30
MCGRAW HILL INC
filed 1994-08-10
CIK 64040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                 FORM 10-Q


(Mark One)
 X  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
- - --- SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1994 or

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
Number of shares of Common Stock (par value $1.00 per share) outstanding as of July 29, 1994: 49,555,001.

                                      PART I

                                Financial Information

                                  McGraw-Hill, Inc.
                                  -----------------
                          Consolidated Statement of Income
                          --------------------------------
                        Periods Ended June 30, 1994 and 1993
                        ------------------------------------

                                       Three Months             Six Months
                                   --------------------  ----------------------

                                      1994       1993        1994       1993
                                   ---------  ---------  ----------   ---------
                                        (In thousands, except per-share data)
Operating revenue                  $ 648,279  $ 490,907  $1,208,053   $ 957,854
Expenses:
  Operating                          321,643    248,563     617,497     494,083
  Selling and general                237,647    177,532     467,988     346,801
                                   ---------  ---------  ----------   ---------
     Total expenses                  559,290    426,095   1,085,485     840,884

Share of profit/(loss) of
  Macmillan/McGraw-Hill
  joint venture (Note 3)                   -     11,232           -      (9,113)

Other income - net                     5,411      3,516       8,634       6,516
                                   ---------  ---------  ----------   ---------
Income from operations                94,400     79,560     131,202     114,373

Interest expense - net               (12,698)    (7,812)    (24,046)    (16,011)
                                   ---------  ---------  ----------   ---------
Income before taxes on income         81,702     71,748     107,156      98,362

Provision for taxes on income         33,661     28,571      44,148      39,935
                                   ---------  ---------  ----------   ---------
Net income                         $  48,041  $  43,177  $   63,008   $  58,427
                                   =========  =========  ==========   =========

Earnings per common share          $    0.97  $    0.88  $     1.27   $    1.19
                                   =========  =========  ==========   =========
Average number of common
  shares outstanding                  49,442     48,983      49,441      49,067




                                  McGraw-Hill, Inc.
                                  -----------------
                              Consolidated Balance Sheet
                              --------------------------

                                            June 30,     Dec. 31,     June 30,
                                              1994         1993         1993
                                           ----------   ----------   ----------
                                                        (In thousands)
ASSETS

Current assets:
  Cash and equivalents                     $   12,995   $   47,953   $   13,893
  Accounts receivable (net of allowance
    for doubtful accounts) (Note 4)           694,536      711,919      513,536
  Receivable from broker-dealers and
    dealer banks (Note 5)                      52,770       19,136       23,665
  Inventories (Note 4)                        266,387      215,228      118,041
  Prepaid income taxes                         92,585       92,912       42,947
  Prepaid and other current assets             40,841       44,634       35,068
                                           ----------   ----------   ----------
      Total current assets                  1,160,114    1,131,782      747,150
                                           ----------   ----------   ----------

Prepublication costs (net of accumulated
  amortization) (Note 4)                      297,923      285,445       95,982

Investments and other assets:
  Investment in Macmillan/McGraw-Hill
    School Publishing Company - at
    equity (Note 3)                                 -            -      499,921
  Investment in Rock-McGraw, Inc. - at
    equity                                     55,210       53,077       51,807
  Prepaid pension expense                      93,175       87,655       82,392
  Other                                       152,880      159,861      148,278
                                           ----------   ----------   ----------
      Total investments and other assets      301,265      300,593      782,398
                                           ----------   ----------   ----------

Property and equipment - at cost              748,369      753,452      634,253
  Less - accumulated depreciation             418,204      408,126      358,657
                                           ----------   ----------   ----------
      Net property and equipment              330,165      345,326      275,596

Goodwill and other intangible assets - at
  cost (net of accumulated amortization)      999,606    1,021,017      547,357
                                           ----------   ----------   ----------
                                           $3,089,073   $3,084,163   $2,448,483
                                           ==========   ==========   ==========



                                  McGraw-Hill, Inc.
                                  -----------------
                              Consolidated Balance Sheet
                              --------------------------

                                            June 30,     Dec. 31,     June 30,
                                              1994         1993         1993
                                           ----------   ----------   ----------
                                                        (In thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Notes payable                            $  174,931   $  170,780   $  122,764
  Accounts payable                            176,324      178,466      124,427
  Payable to broker-dealers and dealer
    banks (Note 5)                             51,719       18,695       16,937
  Accrued liabilities                         131,927      182,156      102,201
  Income taxes currently payable               73,851       42,783       53,264
  Unearned revenue                            235,975      248,036      233,573
  Other current liabilities                   221,859      227,979      148,563
                                           ----------   ----------   ----------
      Total current liabilities             1,066,586    1,068,895      801,729
                                           ----------   ----------   ----------
Other liabilities:
  Long-term debt (Note 6)                     757,932      757,567      333,339
  Deferred income taxes                       114,812      119,548      109,701
  Accrued postretirement healthcare and
    other benefits                            192,365      190,985      188,049
  Other non-current liabilities               118,594      124,160      102,726
                                           ----------   ----------   ----------
      Total other liabilities               1,183,703    1,192,260      733,815
                                           ----------   ----------   ----------
      Total liabilities                     2,250,289    2,261,155    1,535,544
                                           ----------   ----------   ----------
Shareholders' equity (Note 7):
  Capital stock                                51,474       51,475       51,475
  Additional paid-in capital                   67,016       63,512       59,520
  Retained income                             840,022      834,250      937,289
  Foreign currency translation adjustments    (26,390)     (28,577)     (24,480)
                                           ----------   ----------   ----------
                                              932,122      920,660    1,023,804

  Less - common stock in treasury-at cost      82,570       87,687       99,675
         unearned compensation on
           restricted stock                    10,768        9,965       11,190
                                           ----------   ----------   ----------
      Total shareholders' equity              838,784      823,008      912,939
                                           ----------   ----------   ----------
                                           $3,089,073   $3,084,163   $2,448,483
                                           ==========   ==========   ==========




                                  McGraw-Hill, Inc.
                                  -----------------
                         Consolidated Statement of Cash Flows
                         ------------------------------------
                      For The Six Months Ended June 30, 1994 And 1993
                      -----------------------------------------------
                                                            1994          1993
                                                         ----------    ----------
                                                              (In thousands)
Cash flows from operating activities
- - ------------------------------------
Net income                                               $   63,008    $   58,427
Adjustments to reconcile net income to
    cash provided by operating activities:
  Depreciation                                               31,161        25,204
  Amortization of goodwill and intangibles                   19,072        11,718
  Amortization of prepublication costs                       42,553        17,744
  Provision for losses on accounts receivable                34,014        37,339
  Share of loss of and distribution from
    Macmillan/McGraw-Hill joint venture                           -        11,171
  Other                                                        (753)          131
Changes in assets and liabilities net of effect of
    acquisitions and dispositions:
  (Increase)/decrease in accounts receivable                (18,562)       36,453
  Increase in inventories                                   (51,011)      (23,901)
  Decrease in accounts payable and accrued expenses         (52,687)      (32,101)
  Increase in interest and income taxes payable              31,361        15,077
  Net change in other assets and liabilities                (14,485)      (16,512)
- - ---------------------------------------------------      ----------    ----------
Cash provided by operating activities                        83,671       140,750
- - ---------------------------------------------------      ----------    ----------
Investing activities
- - --------------------
  Purchases of property and equipment                       (21,788)      (17,158)
  Investment in prepublication costs                        (55,821)      (22,018)
  Disposition of property and equipment                       4,680           787
  Acquisition of businesses and equity interests               (309)      (20,071)
  Other                                                       2,655             -
- - ---------------------------------------------------      ----------    ----------
Cash used for investing activities                          (70,583)      (58,460)
- - ---------------------------------------------------      ----------    ----------
Financing activities
- - --------------------
  Dividends paid to shareholders                            (57,236)      (55,780)
  Additions to/(repayment of) short-term
    debt-net                                                  3,864       (26,754)
  Other                                                       5,326           909
- - ---------------------------------------------------      ----------    ----------
Cash used for financing activities                          (48,046)      (81,625)
- - ---------------------------------------------------      ----------    ----------
Net change in cash and equivalents                          (34,958)          665

Cash and equivalents at beginning of period                  47,953        13,228
- - ---------------------------------------------------      ----------    ----------
Cash and equivalents at end of period                    $   12,995    $   13,893
                                                         ==========    ==========

                                         -5-

                                McGraw-Hill, Inc.
                                -----------------
                          Notes to Financial Statements
                          -----------------------------

 1. The financial information in this report has not been audited, but in the opinion of management is based on estimates which include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly such information. The operating results for the three and six month periods ended June 30, 1994 and 1993, are not necessarily indicative of results to be expected for the full year due to the seasonal nature of some of the company's businesses. The financial statements included herein should be read in conjunction with the financial statements and notes included in the company's Annual Report on Form 10-K for the year ended December 31, 1993.

     Certain prior year amounts have been reclassified for comparability purposes.

 2.  Operating profit by segment is total operating revenue less expenses which are deemed to be related to the unit's operating revenue.  A summary of operating results by segment for the three months and six months ended June
     30, 1994 and 1993 follows:
                                                1994                   1993 (Note)
                                        ---------------------   ---------------------
                                                    Operating               Operating
                                         Revenue    Profit       Revenue    Profit
                                        ---------   ---------   ---------   ---------
     Three Months                                        (In thousands)
     ------------
     Educational and Professional
       Publishing                       $ 258,818   $  20,906   $ 118,609   $   1,278
     Financial Services                   183,094      53,257     171,179      50,763
     Information and Media Services       206,367      33,288     201,119      28,646
     --------------------------------   ---------   ---------   ---------   ---------
     Total operating segments             648,279     107,451     490,907      80,687
     Share of profit of Macmillan/
       McGraw-Hill joint venture                -           -           -      11,232
     General corporate expense                  -     (13,051)          -     (12,359)
     Interest expense - net                     -     (12,698)          -      (7,812)
     --------------------------------   ---------   ---------   ---------   ---------
     Total company                      $ 648,279   $  81,702*  $ 490,907   $  71,748*
                                        =========   =========   =========   =========

     *Income before taxes on income.


                                    McGraw-Hill, Inc.
                                    -----------------
                              Notes to Financial Statements
                              -----------------------------

                                                1994                   1993  (Note)
                                       -----------------------  -----------------------
                                                   Operating                Operating
                                         Revenue  Profit/(Loss)  Revenue   Profit/(Loss)
                                       ---------- ------------  ---------  ------------
     Six Months                                        (In thousands)
     ----------
     Educational and Professional
       Publishing                      $  435,133   $  (4,027)  $ 228,544  $    (366)
     Financial Services                   377,540     112,039     344,000    102,494
     Information and Media Services       395,380      47,760     385,310     44,751
     --------------------------------  ----------   ---------   ---------  ---------
     Total operating segments           1,208,053     155,772     957,854    146,879
     Share of loss of Macmillan/
       McGraw-Hill joint venture                -           -           -     (9,113)
     General corporate expense                  -     (24,570)          -    (23,393)
     Interest expense - net                     -     (24,046)          -    (16,011)
     --------------------------------  ----------   ---------   ---------  ---------
     Total company                     $1,208,053   $ 107,156*  $ 957,854  $  98,362*
                                       ==========   =========   =========  =========

     *Income before taxes on income.

     Note: Revenue and operating profit by segment for the 1993 periods have been restated to reflect the combining of the Broadcasting and Information and Publications Services segments and Tower Group International operations into one segment, Information and Media Services.


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

     The following pro forma information presents the consolidated results of operations of the company for the three and six month periods ended June 30, 1993 as if the acquisition of the additional 50% of Macmillan/McGraw-Hill had occurred at the beginning of 1993, after giving effect to certain adjustments, including amortization of goodwill and other intangibles, increased interest expense from debt issued to fund the acquisition and related income tax effects. Pro forma results for the three months are: operating revenue $670.2 million; net income $48.3 million and earnings per common share $.98 and for the six months are: operating revenue $1,189.4 million; net income $51 million and earnings per common share $1.04. These pro forma results are not necessarily indicative of those that would have occurred had the acquisition taken place at the beginning of 1993.

 4.  The allowance for doubtful accounts, the components of inventory and the accumulated amortization of prepublication costs were as follows:
                                          June 30,     Dec. 31,     June 30,
                                           1994         1993         1993
                                         ---------    ---------    ---------
                                                    (In thousands)
     Allowance for doubtful accounts     $  79,201    $  79,461    $  80,029
                                         =========    =========    =========
     Inventories:
        Finished goods                   $ 187,936    $ 166,584    $  72,361
        Work-in-process                     57,541       29,259       25,041
        Paper and other materials           20,910       19,385       20,639
                                         ---------    ---------    ---------
     Total inventories                   $ 266,387    $ 215,228    $ 118,041
                                         =========    =========    =========

     Accumulated amortization of
        prepublication costs             $ 279,555    $ 282,052    $ 153,324
                                         =========    =========    =========

     Prepublication costs of $96 million included in inventory at June 30, 1993 have been reclassified to a separate non-current category to conform with current industry practice.


                                McGraw-Hill, Inc.
                                -----------------
                          Notes to Financial Statements
                          -----------------------------


 5. A subsidiary of J.J. Kenny Co. acts as an undisclosed agent in the purchase and sale of municipal securities for broker-dealers and dealer banks and the company had $579.2 million of matched purchase and sale commitments at June 30, 1994. Only those transactions not closed at the settlement date are reflected in the balance sheet as receivables and payables.

 6.  A summary of long-term debt follows:
                                              June 30,     Dec. 31,     June 30,
                                                1994         1993         1993
                                             ---------    ---------    ---------
                                                        (In thousands)
     9.43% senior notes due 2000             $ 250,000    $ 250,000    $ 250,000
     Commercial paper supported by
       bank revolving credit agreement         500,000      500,000       75,000
     Other                                       7,977        7,930        8,400
                                             ---------    ---------    ---------
                                               757,977      757,930      333,400
     Less:  portion included in other
       current liabilities                          45          363           61
                                             ---------    ---------    ---------
     Total long-term debt                    $ 757,932    $ 757,567    $ 333,339
                                             =========    =========    =========


 7.  Common shares reserved for issuance, for conversions and for the exercise of stock options were as follows:
                                              June 30,     Dec. 31,     June 30,
                                                1994         1993         1993
                                             ---------    ---------    ---------
     $1.20 convertible preference stock
       at the rate of 3.3 shares
       for each share of preference stock        5,046        5,277        5,293
     Exercise of stock options               1,930,568    2,054,087    2,359,309
                                             ---------    ---------    ---------
                                             1,935,614    2,059,364    2,364,602
                                             =========    =========    =========

 8.  Cash dividends per share declared during the periods were as follows:

                                   Three Months              Six Months
                                   -------------           -------------
                                   1994     1993            1994    1993
                                   ----     ----           -----   -----
      Common stock                 $.58     $.57           $1.16   $1.14
      Preference stock              .30      .30             .60     .60

               Management's Discussion and Analysis of Operating
              --------------------------------------------------
                    Results and Financial Condition
                    -------------------------------

Operating Results - Comparing Periods Ended June 30, 1994 and 1993
- - ------------------------------------------------------------------

The company acquired its partner's 50% interest in the Macmillan/
McGraw-Hill School Publishing Company in October 1993. The company now owns 100% of the former joint venture company, renamed the McGraw-Hill School Publishing Company in 1994. School Publishing's operations are consolidated in the company's segment results in 1994 in the Educational and Professional Publishing segment. 1993's results reflect the company's 50% equity share of the former joint venture's results.

Three Months
- - ------------

Consolidated Review
- - -------------------

Operating revenue for the quarter grew $157.4 million, or 32.1%, to $648.3 million. $132.6 million of the revenue increase reflects the consolidation of School Publishing. The remainder of the revenue increase reflects increases in Financial Services, the continued rebound in advertising-based businesses and a good performance by Shepard's, the company's legal publisher. Net income increased 11.3% to $48.0 million from $43.2 million reflecting full ownership of School Publishing, and improved results at Financial Information Services, Broadcasting and Business Week. Earnings per share were 97 cents versus 88 cents last year.

Total expenses in 1994 increased $133.2 million or 31.3% reflecting the inclusion of School Publishing. Excluding School Publishing, the company's expenses increased 4.7% due primarily to volume increases in certain market focus groups and some cost increases.

Net interest expense increased $4.9 million due primarily to increased borrowings associated with the acquisition of the additional 50% of the school publishing joint venture and an increase in the average borrowing rate.

The provision for taxes as a percent of income before taxes was 41.2% in the 1994 quarter and 39.8% in 1993. The increase primarily reflects the increase in the corporate federal income tax rate from 34% to 35% that was enacted in last year's third quarter retroactive to January 1, 1993.

Segment Review
- - --------------

Revenue for the Educational and Professional Publishing segment increased $140.2 million from last year, due largely to the inclusion of School Publishing revenues of $132.6 million. Revenue increases were also reported by Shepard's and medical publishing. Internationally, book publishing revenues increased in
Asia and Ibero-America but declined in Canada and Europe.   Operating profit for
the segment increased sharply reflecting the inclusion of School Publishing. School Publishing's revenues declined from last year due to a less favorable adoption cycle in 1994, but cost containment measures reduced the impact on profits. Excluding School Publishing, the combined operating results of the company's other publishing units improved from last year due mainly to the performance at Shepard's. The company is proceeding with plans to consolidate certain functions and systems of School Publishing and its other book publishing operations. This consolidation is expected to generate annual savings of more than $10 million, which will begin to be realized later in the year.

Financial Services' revenue grew $11.9 million, or 7.0%, and operating profit increased $2.5 million, or 4.9%, buoyed by an excellent performance from the Financial Information Services Group. The improved performance was led by equity investor services, J.J. Kenny evaluations and information services and MMS International, as well as the continued turnaround at DRI. The S&P Ratings Group gained in revenue despite a major decline in bond issuance volume. Planned investments in new products and services reduced the Ratings Group's profits for the quarter.

Information and Media Services revenue increased $5.2 million, or 2.6%, while operating profit improved $4.6 million, or 16.2%. A strong performance in Broadcasting and improved advertising pages at Business Week and several other publications contributed to the revenue and operating profit increases. Tower Group International improved as a result of acquisitions and volume increases while the Construction Information Group' profits declined due to continued soft market conditions.

Six Months
- - ----------

Consolidated Review
- - -------------------

For the first half of the year, operating revenue of $1.2 billion was $250.2 million, or 26.1%, ahead of 1993. $189.4 million of the revenue increase reflects the consolidation of School Publishing. Excluding the impact of School
Publishing, revenues increased $60.8 million, or 6.3%.   Net income increased
7.8% to $63.0 million from $58.4 million reflecting additional gains in Financial Services, improved results in Broadcasting and Business Week, partially offset by softness in Construction. Improved results in School Publishing offset the incremental impact of recognizing 100% of School Publishing's first half seasonal loss. Earnings per share were $1.27 versus $1.19 last year.

Total expenses in 1994 increased $244.6 million, or 29.1%, reflecting the inclusion of School Publishing. Excluding School Publishing, expenses increased 6.0% due primarily to volume increases in certain market focus groups and some cost increases.

Net interest expense increased $8.0 million due primarily to increased borrowings associated with the acquisition of the additional 50% of the school publishing joint venture and an increase in the average borrowing rate.

The provision for taxes as a percent of income before taxes was 41.2% in 1994 versus 40.6% in 1993. The 1993 rate does not reflect the increase in the corporate federal income tax rate from 34% to 35% that was enacted in last year's third quarter retroactive to January 1, 1993.

Segment Review
- - --------------

Educational and Professional Publishing revenue increased $206.6 million, or 90.4%, due largely to the inclusion of School Publishing revenues of $189.4 million. Revenues for the company's other publishing operations increased $17.2
million, or 7.5%, led by Shepard's and medical publishing.   The segment's
operating loss increased $3.7 million to $4.0 million due to the seasonal loss
of School Publishing.   Despite School Publishing's decline in revenue resulting
from the less favorable adoption cycle in 1994, operating results improved reflecting reduced costs from actions taken last year. School Publishing's improved year to year performance offset the impact of absorbing the full
seasonal loss for the first half of the year.   Excluding School Publishing, the
combined operating results of the company's other publishing units improved slightly from last year.

Financial Services' revenue increased $33.5 million, or 9.8%, and operating profit increased $9.5 million, or 9.3%. Increased activity in the high yield bond market in the first quarter and greater penetration in international markets and new ratings initiatives benefitted the S&P Debt Rating Group. Financial Information Services showed gains at equity investor services, J.J. Kenny evaluations and information services and MMS International.

Information and Media Services revenue increased $10.1 million, or 2.6%, and operating profit improved $3.0 million, or 6.7%. Strong performances in Broadcasting, Business Week and Tower Group International offset declines in the Construction Information Group.

Financial Condition - June 30, 1994 versus December 31, 1993
- - ------------------------------------------------------------

The company continues to maintain a strong financial position with cash flow from operations of $84 million. Cash flow from operations declined from $141 million last year, reflecting the seasonal impact of the School Publishing business. Total debt was $932.9 million, an increase of $4.2 million from year-end.

Commercial paper borrowings at June 30, 1994 totaled $666.5 million, a decline of $1.2 million from December 31, 1993. Commercial paper debt is supported by a $500 million revolving credit agreement with a group of banks terminating in November 1997, and $500 million has been classified as long-term. The company has two other revolving credit agreements that terminate in 1994 totaling $350 million. There are no amounts outstanding under these agreements.

Under a shelf registration which became effective with the Securities and Exchange Commission in mid-1990, the company can issue an additional $250 million of debt securities. The new debt could be used to replace a portion of the commercial paper borrowings with longer term securities, when and if interest rates are attractive and markets are favorable.

Accounts receivable before reserves of $773.7 million decreased $17.6 million from the end of 1993, due primarily to the seasonal nature of some of the company's businesses. Receivables were $180.2 million higher than at June 30, 1993, as a result of the inclusion of School Publishing in 1994 and increased receivables reflecting higher revenues than a year ago.

Inventories increased $51.2 million to $266.4 million from the end of 1993 due to the seasonal requirements for School Publishing and the seasonal buildup for the annual Sweet's Files. Inventories were $148.3 million higher than at June 30, 1993 as a result of the inclusion of School Publishing in 1994.

Net prepublication costs at June 30 increased $12.5 million to $297.9 million primarily due to additional spending on new titles and school programs net of year to date amortization expense. 1994 prepublication cost investment totaled $55.8 million, an increase of $33.8 million reflecting School Publishing spending. Net prepublication costs were $201.9 million higher than at June 30, 1993 as a result of the inclusion of School Publishing in 1994.

Purchases of property and equipment during the first six months totaled $21.8 million, primarily for computer equipment for the market focus groups.

                                Part II

                           Other Information


    Item 4.  Submission of Matters to a Vote of Security Holders
    ------------------------------------------------------------

    (a) The 1994 Annual Meeting of Shareholders of the Registrant was held on April 27, 1994.

    (b) The following nominee, having received the FOR votes set forth opposite her name, constituting a plurality of the votes cast at the Annual Meeting for the election of Directors, was duly elected a director of the Registrant for a two-year term:


         DIRECTOR                   FOR              WITHHOLD AUTHORITY
         --------                   ---              ------------------
         Linda Koch Lorimer         45,388,159           130,882

         The following nominees having received the FOR votes set forth opposite their respective names, constituting a plurality of the votes cast at the Annual Meeting for the election of Directors, were duly elected Directors of the Registrant for three-year terms:


         DIRECTOR                   FOR              WITHHOLD AUTHORITY
         --------                   ---              ------------------
         Vartan Gregorian           45,379,249           139,798
         John T. Hartley            45,386,049           132,998
         Peter O. Lawson-Johnston   45,384,339           134,708
         Paul J. Rizzo              45,384,595           134,452
         James H. Ross              45,380,611           138,436

         The terms of office of the following directors continued after the meeting: Joseph L. Dionne, Don Johnston, Harold McGraw III, Alva O. Way, George B. Harvey, Richard H. Jenrette, John L. McGraw and Lois Dickson Rice.

    (c) Shareholders ratified the appointment of Ernst & Young as independent auditors for the Registrant and its subsidiaries for 1994. The vote was 45,381,999 shares FOR and 59,695 shares AGAINST, with 77,203 shares abstaining and no broker nonvotes.

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




Date:   8/10/94                     By       Robert J. Bahash
     ------------------               ------------------------------
                                             Robert J. Bahash
                                         Executive Vice President
                                         and Chief Financial Officer





Date:   8/10/94                     By     Thomas J. Kilkenny
     ------------------               ------------------------------
                                           Thomas J. Kilkenny
                                      Vice President and Controller




Date:   8/10/94                     By      Robert N. Landes
     ------------------               ------------------------------
                                            Robert N. Landes
                                        Executive Vice President,
                                        Secretary and General Counsel

                                                          Exhibit (12)

                          McGraw-Hill, Inc.
                          -----------------
          Computation of Ratio of Earnings to Fixed Charges
          -------------------------------------------------
                     Periods Ended June 30, 1994
                     ----------------------------
                                                  Six        Twelve
                                                 Months      Months
                                                ---------   ---------
                                                   (In thousands)
Earnings
    Earnings from continuing operations
    before income tax expense and unusual
      charges in 1993 (a) (b)...............    $ 104,647   $ 300,578
    Fixed charges...........................       41,839      78,109
    Capitalized interest....................         (187)       (443)
                                                ---------   ---------
       Total Earnings.......................    $ 146,299   $ 378,244
                                                =========   =========
Earnings from continuing operations
      before income tax expense (b).........    $ 104,647   $  70,778
    Fixed charges...........................       41,839      78,109
    Capitalized interest....................         (187)       (443)
                                                ---------   ---------
       Total Earnings.......................    $ 146,299   $ 148,444
                                                =========   =========
Fixed Charges (b)
    Interest expense........................    $  25,789   $  50,631
    Portion of rental payments deemed to be
      interest..............................       16,050      27,478
                                                ---------   ---------
       Total Fixed Charges..................    $  41,839   $  78,109
                                                =========   =========
Ratio of Earnings to Fixed Charges
       Before unusual charges                         3.5x        4.8x
       After unusual charges                          3.5x        1.9x

- - ------------
(a) Unusal charges in 1993 totaled $229.8 million before taxes in connection with the purchase of 50% interest in the Macmillan/McGraw-Hill School Publishing Company owned by Macmillan for $337.5 million in cash. The unusual charges consisted of $199.8 million primarily to adjust the company's original investment to values established in this transaction. This charge has been allocated primarily to goodwill and other intangibles. In addition, the company recorded a provision of $30 million relating to the consolidation of certain functions and systems of Macmillan/McGraw-Hill and the company's book publishing operations.

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

                                       -16-