Form 10-Q
period 1994-09-30
MCGRAW HILL INC
filed 1994-11-10
CIK 64040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                 FORM 10-Q


(Mark One)
 X  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
- - --- SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1994 or

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
Number of shares of Common Stock (par value $1.00 per share) outstanding as of October 31, 1994: 49,659,784.

                                      PART I

                                Financial Information

                                  McGraw-Hill, Inc.
                                  -----------------
                          Consolidated Statement of Income
                          --------------------------------
                        Periods Ended September 30, 1994 and 1993
                        -----------------------------------------

                                       Three Months            Nine Months
                                   --------------------  ----------------------

                                      1994       1993       1994        1993
                                   ---------  ---------  ----------  ----------
                                        (In thousands, except per-share data)
Operating revenue                  $ 855,517  $ 554,969  $2,063,570  $1,512,823
Expenses:
  Operating                          430,420    284,837   1,047,917     778,920
  Selling and general                263,537    180,406     731,525     527,207
                                   ---------  ---------  ----------  ----------
     Total expenses                  693,957    465,243   1,779,442   1,306,127

Share of profit of
  Macmillan/McGraw-Hill
  joint venture (Note 3)                   -     37,489           -      28,376

Unusual charges related to
  acquisition of additional 50% of
  Macmillan/McGraw-Hill School
  Publishing Company (Note 3)              -   (229,800)          -    (229,800)

Other income - net                     6,002      1,722      14,636       8,238
                                   ---------  ---------  ----------  ----------
Income/(loss) from operations        167,562   (100,863)    298,764      13,510

Interest expense - net               (14,224)    (7,941)    (38,270)    (23,952)
                                   ---------  ---------  ----------  ----------
Income/(loss) before taxes on income 153,338   (108,804)    260,494     (10,442)

Provision for taxes on income         63,176    (16,936)    107,324      22,999
                                   ---------  ---------  ----------  ----------
Net income/(loss)                  $  90,162  $ (91,868) $  153,170  $  (33,441)
                                   =========  =========  ==========  ==========

Earnings/(loss) per common share   $    1.82  $   (1.87) $     3.09  $    (0.68)
                                   =========  =========  ==========  ==========
Average number of common
  shares outstanding                  49,537     49,132      49,487      49,152


                                  McGraw-Hill, Inc.
                                  -----------------
                              Consolidated Balance Sheet
                              --------------------------

                                            Sept. 30,     Dec. 31,    Sept. 30,
                                              1994         1993         1993
                                           ----------   ----------   ----------
                                                        (In thousands)
ASSETS
Current assets:
  Cash and equivalents                     $   26,978   $   47,953   $   51,164
  Accounts receivable (net of allowance
    for doubtful accounts) (Note 4)           845,754      711,919      821,018
  Receivable from broker-dealers and
    dealer banks (Note 5)                      73,307       19,136       17,757
  Inventories (Note 4)                        232,842      215,228      250,675
  Prepaid income taxes                         92,743       92,912       83,238
  Prepaid and other current assets             38,987       44,634       45,118
                                           ----------   ----------   ----------
      Total current assets                  1,310,611    1,131,782    1,268,970
                                           ----------   ----------   ----------

Prepublication costs (net of accumulated
  amortization) (Note 4)                      271,591      285,445      272,752

Investments and other assets:
  Investment in Rock-McGraw, Inc. - at
    equity                                     56,263       53,077       52,317
  Prepaid pension expense                      95,945       87,655       84,717
  Other                                       149,148      159,861      162,645
                                           ----------   ----------   ----------
      Total investments and other assets      301,356      300,593      299,679
                                           ----------   ----------   ----------

Property and equipment - at cost              780,795      753,452      737,499
  Less - accumulated depreciation             432,631      408,126      396,842
                                           ----------   ----------   ----------
      Net property and equipment              348,164      345,326      340,657

Goodwill and other intangible assets - at
  cost (net of accumulated amortization)      982,330    1,021,017    1,029,461
                                           ----------   ----------   ----------
                                           $3,214,052   $3,084,163   $3,211,519
                                           ==========   ==========   ==========


                                  McGraw-Hill, Inc.
                                  -----------------
                              Consolidated Balance Sheet
                              --------------------------

                                            Sept. 30,     Dec. 31,    Sept. 30,
                                              1994         1993         1993
                                           ----------   ----------   ----------
                                                        (In thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable                            $  131,580   $  170,780   $  198,135
  Accounts payable                            164,400      178,466      180,864
  Payable to broker-dealers and dealer
    banks (Note 5)                             72,937       18,695       17,070
  Accrued liabilities                         170,361      182,156      161,725
  Income taxes currently payable              115,170       42,783       92,753
  Unearned revenue                            223,132      248,036      230,814
  Other current liabilities                   254,422      227,979      246,013
                                           ----------   ----------   ----------
      Total current liabilities             1,132,002    1,068,895    1,127,374
                                           ----------   ----------   ----------
Other liabilities:
  Long-term debt (Note 6)                     758,083      757,567      888,825
  Deferred income taxes                       113,081      119,548       80,711
  Accrued postretirement healthcare and
    other benefits                            192,854      190,985      188,060
  Other non-current liabilities               109,651      124,160      124,707
                                           ----------   ----------   ----------
      Total other liabilities               1,173,669    1,192,260    1,282,303
                                           ----------   ----------   ----------
      Total liabilities                     2,305,671    2,261,155    2,409,677
                                           ----------   ----------   ----------
Shareholders' equity (Note 7):
  Capital stock                                51,474       51,475       51,475
  Additional paid-in capital                   68,747       63,512       61,834
  Retained income                             901,529      834,250      817,429
  Foreign currency translation adjustments    (25,841)     (28,577)     (27,033)
                                           ----------   ----------   ----------
                                              995,909      920,660      903,705

  Less - common stock in treasury-at cost      78,043       87,687       91,591
         unearned compensation on
           restricted stock                     9,485        9,965       10,272
                                           ----------   ----------   ----------
      Total shareholders' equity              908,381      823,008      801,842
                                           ----------   ----------   ----------
                                           $3,214,052   $3,084,163   $3,211,519
                                           ==========   ==========   ==========



                                  McGraw-Hill, Inc.
                                  -----------------
                         Consolidated Statement of Cash Flows
                         ------------------------------------
                For The Nine Months Ended September 30, 1994 And 1993
                -----------------------------------------------------
                                                           1994         1993
                                                         ---------    ---------
                                                             (In thousands)
Cash flows from operating activities
- - ------------------------------------
Net income/(loss)                                        $ 153,170    $ (33,441)
Adjustments to reconcile net income/(loss) to
    cash provided by operating activities:
  Unusual charges related to acquisition of additional 50%
    of MacMillan/McGraw-Hill School Publishing Company           -      229,800
  Depreciation                                              47,312       38,286
  Amortization of goodwill and intangibles                  28,193       17,718
  Amortization of prepublication costs                     102,733       28,224
  Provision for losses on accounts receivable               49,923       52,373
  Undistributed share of profit of MacMillan/McGraw-Hill
    School Publishing Company                                    -      (26,318)
  Other                                                     (1,790)          13
Changes in assets and liabilities net of effect of
    acquisitions and dispositions:
  Increase in accounts receivable                         (184,173)     (20,765)
  Increase in inventories                                  (16,876)     (17,688)
  Decrease in accounts payable and accrued expenses        (26,767)     (10,805)
  Increase/(decrease) in interest and income taxes payable  72,590      (20,965)
  Net change in other assets and liabilities                 5,352      (13,844)
- - ---------------------------------------------------      ---------    ---------
Cash provided by operating activities                      229,667      222,588
- - ---------------------------------------------------      ---------    ---------
Investing activities
- - --------------------
  Purchases of property and equipment                      (54,751)     (27,598)
  Investment in prepublication costs                       (88,517)     (31,942)
  Acquisition of businesses and equity interests              (717)    (323,085)
  Disposition of property and equipment                      4,680          787
  Other                                                      2,655            -
- - ---------------------------------------------------      ---------    ---------
Cash used for investing activities                        (136,650)    (381,838)
- - ---------------------------------------------------      ---------    ---------
Financing activities
- - --------------------
  Dividends paid to shareholders                           (85,891)     (83,772)
  Debt for purchase of Macmillan/McGraw-Hill                     -      337,500
  Repayment of commercial paper and other short-term debt  (39,523)     (67,806)
  Exercise of stock options                                 11,401       12,834
  Other                                                         21       (1,570)
- - ---------------------------------------------------      ---------    ---------
Cash (used for)/provided by financing activities          (113,992)     197,186
- - ---------------------------------------------------      ---------    ---------
Net change in cash and equivalents                         (20,975)      37,936

Cash and equivalents at beginning of period                 47,953       13,228
- - ---------------------------------------------------      ---------    ---------
Cash and equivalents at end of period                    $  26,978    $  51,164
                                                         =========    =========

                                McGraw-Hill, Inc.
                                -----------------
                          Notes to Financial Statements
                          -----------------------------

 1. The financial information in this report has not been audited, but in the opinion of management is based on estimates which include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly such information. The operating results for the three and nine month periods ended September 30, 1994 and 1993 are not necessarily indicative of results to be expected for the full year due to the seasonal nature of some of the company's businesses. The financial statements included herein should be read in conjunction with the financial statements and notes included in the company's Annual Report on Form 10-K for the year ended December 31, 1993.

     Certain prior year amounts have been reclassified for comparability purposes.

 2.  Operating profit by segment is total operating revenue less expenses which are deemed to be related to the unit's operating revenue.  A summary of operating results by segment for the three months and nine months ended
     September 30, 1994 and 1993 follows:
                                         1994                   1993 (Note)
                                 ---------------------   ---------------------
                                             Operating               Operating
                                  Revenue    Profit       Revenue    Profit
                                 ---------   ---------   ---------   ---------
                                                  (In thousands)
Three Months
- - ------------
Educational and Professional
  Publishing                     $ 483,212   $ 116,695   $ 190,949   $  39,539
Financial Services                 179,552      49,410     173,855      48,267
Information and Media Services     192,753      16,438     190,165      15,627
- - ------------------------------   ---------   ---------   ---------   ---------
Total operating segments           855,517     182,543     554,969     103,433
Share of profit of Macmillan/
  McGraw-Hill joint venture              -           -           -      37,489
Unusual charges related to
  acquisition of additional 50%
  of Macmillan/McGraw-Hill School
  Publishing Company                     -           -           -    (229,800)
General corporate expense                -     (14,981)          -     (11,985)
Interest expense - net                   -     (14,224)          -      (7,941)
- - ------------------------------   ---------   ---------   ---------   ---------
Total company                    $ 855,517   $ 153,338*  $ 554,969   $(108,804)*
                                 =========   =========   =========   =========

     *Income/(loss) before taxes on income.

                                    McGraw-Hill, Inc.
                                    -----------------
                              Notes to Financial Statements
                              -----------------------------


                                          1994                   1993  (Note)
                                 ----------------------  ---------------------
                                              Operating              Operating
                                   Revenue    Profit       Revenue   Profit
                                 ----------   ---------  ----------  ---------
                                                  (In thousands)
Nine Months
- - ----------
Educational and Professional
  Publishing                     $  918,345   $ 112,668  $  419,493  $  39,173
Financial Services                  557,092     161,449     517,855    150,761
Information and Media Services      588,133      64,198     575,475     60,378
- - ------------------------------   ----------   ---------  ----------  ---------
Total operating segments          2,063,570     338,315   1,512,823    250,312
Share of profit of Macmillan/
  McGraw-Hill joint venture               -           -           -     28,376
Unusual charges related to
  acquisition of additional 50%
  of Macmillan/McGraw-Hill School
  Publishing Company                      -           -           -   (229,800)
General corporate expense                 -     (39,551)          -    (35,378)
Interest expense - net                    -     (38,270)          -    (23,952)
- - ------------------------------   ----------   ---------  ----------  ---------
Total company                    $2,063,570   $ 260,494* $1,512,823  $ (10,442)*
                                 ==========   =========  ==========  =========

     *Income/(loss) before taxes on income.

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

                                McGraw-Hill, Inc.
                                -----------------
                          Notes to Financial Statements
                          -----------------------------

 3. On October 4, 1993, the company purchased the additional 50% interest in the Macmillan/McGraw-Hill School Publishing Company for $337.5 million in cash. The company now owns 100% of Macmillan/McGraw-Hill and it is consolidated in McGraw-Hill's operations from the date of acquisition of the additional 50% interest. Prior to the acquisition of the additional 50% interest, the company accounted for its 50% interest under the equity method. The acquisition was reflected in the company's September 30, 1993 balance sheet. In connection with the purchase of the additional 50% interest, the Company recorded unusual charges totaling $229.8 million ($160.8 million net of tax benefits or $3.27 per share) in the quarter ended September 30, 1993. The unusual charges consisted of $199.8 million primarily to adjust the company's original investment to values established in the purchase transaction. The charge was allocated primarily to goodwill and intangibles. The company also recorded a provision of $30 million relating to the consolidation of certain functions of Macmillan/McGraw-Hill and the company's book publishing operations.

     The following pro forma information presents the consolidated results of operations of the company for the three and nine month periods ended September 30, 1993 as if the acquisition of the additional 50% of Macmillan/McGraw-Hill had occurred at the beginning of 1993, after giving effect to certain adjustments, including amortization of goodwill and other intangibles, increased interest expense from debt issued to fund the acquisition and related income tax effects. The pro forma results exclude the total non-recurring charge of $160.8 million after tax, but includes its effect on amortization. Pro forma results for the three months are: operating revenue $850.1 million; net income $88.2 million and earnings per common share $1.79 and for the nine months are: operating revenue $2,039.5 million; net income $139.2 million and earnings per common share $2.83. These pro forma results are not necessarily indicative of those that would have occurred had the acquisition taken place at the beginning of 1993.

 4.  The allowance for doubtful accounts, the components of inventory and the accumulated amortization of prepublication costs were as follows:
                                         Sept. 30,    Dec. 31,     Sept. 30,
                                           1994         1993         1993
                                         ---------    ---------    ---------
                                                    (In thousands)
     Allowance for doubtful accounts     $  79,069    $  79,461    $  82,645
                                         =========    =========    =========
     Inventories:
        Finished goods                   $ 149,559    $ 166,584    $ 155,439
        Work-in-process                     61,441       29,259       71,689
        Paper and other materials           21,842       19,385       23,547
                                         ---------    ---------    ---------
     Total inventories                   $ 232,842    $ 215,228    $ 250,675
                                         =========    =========    =========

     Accumulated amortization of
        prepublication costs             $ 335,164    $ 282,052    $ 377,130
                                         =========    =========    =========

                                McGraw-Hill, Inc.
                                -----------------
                          Notes to Financial Statements
                          -----------------------------


 5. A subsidiary of J.J. Kenny Co. acts as an undisclosed agent in the purchase and sale of municipal securities for broker-dealers and dealer banks and the company had $433 million of matched purchase and sale commitments at September 30, 1994. Only those transactions not closed at the settlement date are reflected in the balance sheet as receivables and payables.

 6.  A summary of long-term debt follows:
                                             Sept. 30,    Dec. 31,     Sept. 30,
                                               1994         1993         1993
                                             ---------    ---------    ---------
                                                        (In thousands)
     9.43% senior notes due 2000             $ 250,000    $ 250,000    $ 250,000
     Commercial paper supported by
       bank revolving credit agreement         500,000      500,000      500,000
     Other                                       8,119        7,930      138,886
                                             ---------    ---------    ---------
                                               758,119      757,930      888,886
     Less:  portion included in other
       current liabilities                          36          363           61
                                             ---------    ---------    ---------
     Total long-term debt                    $ 758,083    $ 757,567    $ 888,825
                                             =========    =========    =========

 7.  Common shares reserved for issuance, for conversions and for the exercise of stock options were as follows:
                                             Sept. 30,     Dec. 31,    Sept. 30,
                                               1994         1993         1993
                                             ---------    ---------    ---------
     $1.20 convertible preference stock
       at the rate of 3.3 shares
       for each share of preference stock        4,996        5,277        5,277
     Exercise of stock options               1,820,590    2,054,087    2,180,931
                                             ---------    ---------    ---------
                                             1,825,586    2,059,364    2,186,208
                                             =========    =========    =========

 8.  Cash dividends per share declared during the periods were as follows:

                                   Three Months             Nine Months
                                   -------------           -------------
                                   1994     1993            1994    1993
                                   ----     ----           -----   -----
      Common stock                 $.58     $.57           $1.74   $1.71
      Preference stock              .30      .30             .90     .90

            Management's Discussion and Analysis of Operating
            -------------------------------------------------
                     Results and Financial Condition
                     -------------------------------

Operating Results - Comparing Periods Ended September 30, 1994 and 1993
- - -----------------------------------------------------------------------

The company acquired its partner's 50% interest in the Macmillan/McGraw-Hill School Publishing Company on October 4, 1993. In connection with the purchase, the company recorded unusual charges of $229.8 million ($160.8 million net of tax benefits, or $3.27 per share) in the third quarter of 1993. The charges consisted of $199.8 million primarily to adjust the company's original investment to values established in the purchase transaction and a provision of $30 million relating to the consolidation of certain functions of Macmillan/McGraw-Hill and the company's book publishing operations. Macmillan/McGraw-Hill was reflected as a consolidated subsidiary in the company's September 30, 1993 balance sheet. The company now owns 100% of the former joint venture company, renamed the McGraw-Hill School Publishing Company in 1994. School Publishing's operations are consolidated in the company's segment results in 1994 in the Educational and Professional Publishing segment. 1993's results reflect the company's 50% equity share of the former joint venture's results.

Three Months
- - ------------

Consolidated Review
- - -------------------

Operating revenue for the quarter grew $300.5 million, or 54.2%, to $855.5 million. $270.0 million of the revenue increase reflects the consolidation of School Publishing. The remainder of the revenue increase is primarily in international Spanish language publishing, Financial Services and Broadcasting. Net income, before 1993's unusual charge, increased 30.8% to $90.2 million, reflecting full ownership of School Publishing, and improved results at Broadcasting and Financial Information Services, offsetting declines at Business Week and the Construction Information Group. Earnings per share were $1.82 versus $1.40 before unusual charges last year. After unusual charges, there was a net loss in 1993 of $91.9 million, or $1.87 per share.

Total expenses in 1994 increased $228.7 million, or 49.2%, reflecting the inclusion of School Publishing. Excluding School Publishing, the company's expenses increased 8.5% due primarily to volume increases in certain market focus groups, some cost increases, a write-down in Canada for discontinuing a legal information service and expenses associated with corporate initiatives and market studies.

Net interest expense increased $6.3 million due primarily to increased borrowings associated with the acquisition of the additional 50% of the school publishing joint venture and an increase in the average borrowing rate.

The provision for taxes as a percent of income before taxes was 41.2% in the 1994 quarter and 43.0% in 1993, excluding the impact of the tax benefits resulting from last year's unusual charges. The variance in the rate primarily reflects the impact in 1993 of the increase in the corporate federal income tax rate from 34% to 35% that was enacted in last year's third quarter retroactive to January 1, 1993.

Segment Review
- - --------------

Revenue for the Educational and Professional Publishing segment increased $292.3 million, due largely to the inclusion of School Publishing revenues of $270 million. Revenue increases were also reported by College, Shepard's and international book publishing, primarily Ibero-America, with increases also in Asia and Europe. Operating profit for the segment increased sharply reflecting the inclusion of School Publishing. School Publishing's revenues declined from last year due to a less favorable adoption cycle in 1994, but 1993's profit level was maintained due to cost containment measures. Excluding School Publishing, the combined operating results of the company's other publishing units declined from last year due mainly to the company's $3.7 million share of a write-down by its Canadian subsidiary, McGraw-Hill Ryerson, for discontinuing CanCite, a service providing citations and case law in Canada. College and international publishing operating profit, excluding Canada, improved while Shepard's declined, largely due to timing. The company is proceeding with plans to consolidate certain functions of School Publishing and its other book publishing operations. This consolidation is expected to generate annual savings of more than $10 million, which began to be realized to a limited extent in the third quarter. The majority of the integration savings will begin to be realized next year.

Financial Services' revenue grew $5.7 million, or 3.3%, and operating profit increased $1.1 million, or 2.4%. Financial Information Services revenues and operating profits increased, led by MMS International, J.J. Kenny's evaluation and information services and S&P Compustat. The S&P Ratings Group gained in revenue despite a sharp decline in new bond issuance volume, particularly in the corporate and municipal sectors. Growth in revenue resulted from international, structured finance and new products for non-capital markets. Planned investments in new products and services reduced the Ratings Group's profits modestly for the quarter.

Information and Media Services revenue increased $2.6 million, or 1.4%, led by Broadcasting with strong automotive and political advertising. Business Week revenue and operating profit declined, reflecting a decline in advertising pages resulting from softness in some advertising sectors, while most of the company's other magazines improved. Tower Group International improved as a result of acquisitions and volume increases while the Construction Information Group' profits declined due to continued soft market conditions. The company announced in October that its Denver broadcasting station, KMGH-TV, will change network affiliations in 1995 from CBS to ABC.


Nine Months
- - -----------

Consolidated Review
- - -------------------

For the first nine months of the year, operating revenue of $2.1 billion was $550.7 million, or 36.4%, ahead of 1993. $459.4 million of the revenue increase reflects the consolidation of School Publishing. Excluding the impact of School Publishing, revenues increased $91.3 million, or 6.0%.
Net income, before last year's unusual charges, increased 20.3% to $153.2 million reflecting full ownership of School Publishing, gains in Financial Services and improved results in Broadcasting. Earnings per share were $3.09 versus $2.59 last year, excluding last year's unusual charges. After unusual charges, there was a net loss in 1993 of $33.4 million, or $0.68 per share.

Total expenses in 1994 increased $473.3 million, or 36.2%, reflecting the inclusion of School Publishing. Excluding School Publishing, expenses increased 6.9% due primarily to volume increases in certain market focus groups and some cost increases.

Net interest expense increased $14.3 million due primarily to increased borrowings associated with the acquisition of the additional 50% of the school publishing joint venture and an increase in the average borrowing rate.

The provision for taxes as a percent of income before taxes was 41.2% in 1994 versus 41.9% in 1993, excluding the impact of the tax benefits resulting from last year's unusual charges. The decline in the rate primarily reflects the full year impact in 1994 of a reduction in the state effective tax rate as a result of merging some subsidiaries.

Segment Review
- - --------------

Educational and Professional Publishing revenue increased $498.9 million due largely to the inclusion of School Publishing revenues of $459.4 million. Revenues for the company's other publishing operations increased $39.5 million, or 9.4%, primarily at international and Shepard's, as well as growth at College and medical publishing. Operating profit increased $73.5 million to $112.7 million primarily reflecting the inclusion of School Publishing. Despite School Publishing's decline in revenue resulting from the less favorable adoption cycle in 1994, operating results improved reflecting reduced costs.

Financial Services' revenue increased $39.2 million, or 7.6%, and operating profit increased $10.7 million, or 7.1%. Financial Information Services had gains in revenue and operating profit, largely at equity investor services, J.J. Kenny evaluations and information services and MMS International. Despite declines in new bond issuance, year to date revenues for the S&P Ratings Group increased, reflecting continued global expansion and new ratings initiatives. Operating profit was flat with last year reflecting continued investments in new products and services.

Information and Media Services revenue increased $12.7 million, or 2.2%, and operating profit improved $3.8 million, or 6.3%. Strong results in Broadcasting and Tower Group International and increased profits in computer and science and technology publications offset declines at Business Week and the Construction Information Group.


Financial Condition - September 30, 1994 versus December 31, 1993
- - -----------------------------------------------------------------

The company continues to maintain a strong financial position with cash flow from operations of $229.7 million, an increase of $7.1 million from last year. Total debt was $889.7 million, a decline of $39.0 million from year-end and $197.3 million less than at September 30, 1993.

Commercial paper borrowings at September 30, 1994 totaled $626.0 million, a decline of $41.7 million from December 31, 1993. Commercial paper debt is supported by a $800 million revolving credit agreement with a group of banks terminating in November 1999. $500 million of the company's commercial paper borrowings have been classified as long-term. There are no amounts outstanding under the revolving credit agreement.

Under a shelf registration which became effective with the Securities and Exchange Commission in mid-1990, the company can issue an additional $250 million of debt securities. The new debt could be used to replace a portion of the commercial paper borrowings with longer term securities, when and if interest rates are attractive and markets are favorable.

Accounts receivable before reserves of $924.8 million increased $133.4 million from the end of 1993, due primarily to the seasonal nature of some of the company's businesses, particularly the publishing operations.

Inventories at September 30 increased $17.6 million to $232.8 million from the end of 1993 due to the seasonal buildup for the annual Sweet's Files.

Net prepublication costs at September 30 declined $13.9 million to $271.6 million from December 31, 1993 as amortization expense of $102.7 million exceeded 1994 year to date spending of $88.5 million.

Purchases of property and equipment during the first nine months totaled $54.8 million, including $13.5 million for the purchase of a building which houses some of the company's Financial Information Services' units in New York and $6 million related to leasehold improvements and equipment purchases for the move of the company's school publishing operations in New York. The increase from last year also reflects the impact of capital expenditures for School Publishing. The remainder of the capital expenditures are primarily for computer equipment for the market focus groups.

    Item 6.  Exhibits and Report on Form 8-K
    ----------------------------------------

     a)  Exhibits
         --------
         (12) Computation of ratio of earnings to fixed charges.

         (27) Financial Data Schedule

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




Date:  11/09/94                     By       Robert J. Bahash
     ------------------               ------------------------------
                                             Robert J. Bahash
                                         Executive Vice President
                                         and Chief Financial Officer





Date:  11/09/94                     By     Thomas J. Kilkenny
     ------------------               ------------------------------
                                           Thomas J. Kilkenny
                                      Vice President and Controller




Date:  11/10/94                     By      Robert N. Landes
     ------------------               ------------------------------
                                            Robert N. Landes
                                        Executive Vice President,
                                        Secretary and General Counsel

                                                          Exhibit (12)

                          McGraw-Hill, Inc.
                          -----------------
          Computation of Ratio of Earnings to Fixed Charges
          -------------------------------------------------
                     Periods Ended September 30, 1994
                     --------------------------------


                                                  Nine       Twelve
                                                 Months      Months
                                                ---------   ---------
                                                   (In thousands)
Earnings
    Earnings from continuing operations
      before income tax expense (Note)......    $ 256,897   $ 332,342
    Fixed charges...........................       65,022      81,055
    Capitalized interest....................         (266)       (363)
                                                ---------   ---------
       Total Earnings.......................    $ 321,653   $ 413,034
                                                =========   =========
Fixed Charges (Note)
    Interest expense........................    $  40,947   $  54,340
    Portion of rental payments deemed to be
      interest..............................       24,075      26,715
                                                ---------   ---------
       Total Fixed Charges..................    $  65,022   $  81,055
                                                =========   =========

Ratio of Earnings to Fixed Charges                   4.9x        5.1x







(Note) For purposes of computing the ratio of earnings to fixed charges, "earnings from continuing operations before income taxes" excludes undistributed equity in income of less than 50%-owned companies. "Fixed charges" consist of (1) interest on debt and capital leases, and (2) the portion of the company's rental expense deemed representative of the interest factor in rental expense.
