Form 10-K405
period 1994-12-31
MCGRAW HILL INC
filed 1995-03-28
CIK 64040

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-K

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended December 31, 1994
                                       OR
       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
/ /    EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from __________ to __________


                               McGRAW-HILL, INC.
       ----------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



                  NEW YORK                                       13-1026995
       ------------------------------                       -------------------
       (State or other jurisdiction of                      (I.R.S. Employer
       incorporation or organization)                       Identification No.)

1221 AVENUE OF THE AMERICAS, NEW YORK, N.Y.                         10020
- -------------------------------------------                     --------------
(Address of principal executive offices)                        (Zip Code)
Registrant's telephone number, including area code              (212) 512-2000
                                                                --------------
Securities registered pursuant to Section 12(b) of the Act:

                                                            Name of each exchange
   Title of each class                                       on which registered
   -------------------                                      ---------------------
Common stock - $1 par value                                 New York Stock Exchange
                                                            Pacific Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

                                      None
                                ----------------
                                (Title of class)

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   X
                              ---

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes   X      No
                                                   ---         ---
         The aggregate market value of voting stock held by nonaffiliates of the registrant as of February 28, 1995, was $3,439,082,214.

         The number of shares of common stock of the registrant outstanding as of February 28, 1995 was 49,772,763 shares.

         Part I, Part II and Part IV incorporate information by reference from the Annual Report to Shareholders for the year ended December 31, 1994. Part III incorporates information by reference from the definitive proxy statement mailed to shareholders March 20, 1995 for the annual meeting of shareholders to be held on April 26, 1995.

                               TABLE OF CONTENTS
                               -----------------
                                     PART I
                                    -------

Item                                                                                                         Page
- ----                                                                                                         ----
  1. Business........................................................................................          1

  2. Properties......................................................................................        2 - 4

  3. Legal proceedings...............................................................................          4

  4. Submission of matters to a vote of security holders ............................................          4

  Executive officers of the registrant...............................................................          5

                                    PART II
                                  -----------
  5. Market for the registrant's common stock and related
     stockholder matters.............................................................................          6

  6. Selected financial data.........................................................................          6

  7. Management's discussion and analysis of financial
     condition and results of operations.............................................................          6

  8. Consolidated financial statements and supplementary
     data  ..........................................................................................          6

  9. Changes in and disagreements with accountants on accounting
     and financial disclosure........................................................................          6

                                    PART III
                                   -----------
 10. Directors and executive officers of the registrant. ............................................          7

 11. Executive compensation..........................................................................          7

 12. Security ownership of certain beneficial owners
     and management..................................................................................          7

 13. Certain relationships and related transactions..................................................          7

                                    PART IV
                                  ------------
 14. Exhibits, financial statement schedules, and
     reports on Form 8-K.............................................................................        8 - 11

  Signatures.........................................................................................       12 - 14

     Exhibits........................................................................................       15 - 66

  Consent of Independent Auditors - Ernst & Young LLP................................................         67

  Financial Data Schedule............................................................................         68

  Supplementary schedule.............................................................................         69



                                     PART I

Item 1.   Business
- -------   --------
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

The Registrant's 15,339 employees are located worldwide. They perform the vital functions of analyzing the nature of changing demands for information and of channeling the resources necessary to fill those demands. By virtue of the numerous copyrights and licensing, trade, and other agreements, which are essential to such a business, the Registrant is able to collect, compile, and disseminate this information. Substantially all book manufacturing and magazine printing is handled through a number of independent contractors. The Registrant's principal raw material is paper, and the Registrant has assured sources of supply, at competitive prices, adequate for its business needs.

Descriptions of the company's principal products, broad services and markets, and significant achievements are hereby incorporated by reference from Exhibit
(13), pages 8 through 11, 16 through 19 and 24 through 26 (textual material) of the Registrant's 1994 Annual Report to Shareholders.

Information as to Industry Segments
- -----------------------------------
The relative contribution of the industry segments of the Registrant and its subsidiaries to operating revenue and operating profit and geographic information for the three years ended December 31, 1994 and the identifiable assets of each segment at the end of each year, are included in Exhibit (13), on page 43 and page 44 in the Registrant's 1994 Annual Report to Shareholders and is hereby incorporated by reference.

Item 2.      Properties
- -------      ----------

The Registrant leases office facilities at 370 locations, 290 are in the United States. In addition, the Registrant owns real property at 26 locations; 22 are in the United States. The principal facilities of the Registrant are as follows:

                                            Owned             Square
                                              or              Feet
Domestic                                    Leased           (thousands)            Business Unit
- --------                                    ------           -----------            -------------
New York, NY                                leased                1,635             See explanation below

Hightstown, NJ                              owned                                   See explanation below
  Office and Data Ctr.                                              490
  Warehouse                                                         412

New York, NY                                leased                  504             Financial Services
                                            owned                   346             Financial Services

Delran, NJ                                  leased                  106             Datapro

Colorado Springs, CO                        owned                                   Shepard's/McGraw-Hill
  Office                                                            181
  Manufacturing Plant                                                63

Denver, CO                                  owned                    88             Broadcasting

Indianapolis, IN                            leased                   58             Broadcasting

Englewood, CO                               owned
  Rocky Mt. Data Ctr.                                                14             Corporate Data Center
  Office                                                            119             Financial Services

Lexington, MA                               owned                    53             Vacant
                                            leased                  122             Various Operating Units

Blue Ridge Summit, PA                       owned                                   TAB Books
  Office                                                             67
  Book Dist. Ctr.                                                   114

Peterborough, NH                            owned                    51             Byte

Chicago, IL                                 leased                   68             Various operating units

                                            Owned             Square
                                              or              Feet
Domestic                                    Leased           (thousands)            Business Unit
- --------                                    ------           -----------            -------------

Washington, DC                              leased                   73             Various operating units

Kent, WA                                    leased                                   C.J. Tower
  Warehouse/Dist. Ctr                                                79
  Office                                                              6

Monterey, CA                                owned                   270             CTB/McGraw-Hill School

Blacklick (Gahanna), OH                     owned
  Book Dist. Ctr.                                                   558             Various Operating Units
  Office                                                             73

Westerville, OH                             owned                    59             Glencoe

New York, NY                                leased                   64             Professional Publishing

Grove City, OH
  Warehouse                                 leased                  160             School

Dallas, TX                                  leased
  Assembly Plant                                                    148             School
  Warehouse                                                          72

Desoto, TX                                  leased
  Book Dist. Ctr.                                                   382             School

Foreign
- -------
Whitby, Canada                              owned                                   McGraw-Hill Ryerson Ltd.
  Office                                                             80
  Book Dist. Ctr.                                                    80

Maidenhead, England                         leased                   85             McGraw-Hill International
                                                                                    (U.K.) Ltd.

The Registrant's major lease covers space in its headquarters building in New York City. The building is owned by Rock-McGraw, Inc., a corporation in which the Registrant and Rockefeller Group, Inc. are the sole shareholders. The Registrant occupies approximately 941,000 square feet of the rentable space under a 30-year lease which includes renewal options for two additional 15-year periods. In addition, the Registrant subleases for its own account approximately 694,000 square feet of space for periods up to 25 years.

The largest complex owned by the Registrant is located in Hightstown, NJ which houses the offices for accounting operations, data processing services, order fulfillment, other service departments and a warehouse. The Registrant is in the process of consolidating its domestic book distribution operations by consolidating the distribution operations in Blue Ridge Summit, PA and Hightstown, NJ to Westerville and Blacklick, OH.

Item 3.  Legal Proceedings
- -------  -----------------
While the Registrant and its subsidiaries are defendants in numerous legal proceedings in the United States and abroad, neither the Registrant nor its subsidiaries are a party to, nor are any of their properties subject to, any known material pending legal proceedings which Registrant believes will result in a material adverse effect on Registrant's financial statements or business operations.

Item 4.  Submission of Matters to a Vote of Security Holders
- -------  ---------------------------------------------------
No matters were submitted to a vote of Registrant's security holders during the last quarter of the period covered by this Report.

                        Executive Officers of Registrant
                        --------------------------------


    Name                                 Age                      Position
    ----                                 ---                      --------

Joseph L. Dionne                         61                 Chairman and Chief Executive Officer

Harold McGraw III                        46                 President and Chief Operating Officer

Robert J. Bahash                         49                 Executive Vice President and
                                                              Chief Financial Officer

Michael K. Hehir                         47                 Executive Vice President, New Ventures

Robert N. Landes                         64                 Executive Vice President,
                                                              Secretary and General Counsel

Thomas J. Sullivan                       59                 Executive Vice President, Administration

Frank J. Kaufman                         50                 Senior Vice President, Taxes

Barbara A. Munder                        49                 Senior Vice President and Executive
                                                              Assistant to the Chairman

Frank D. Penglase                        54                 Senior Vice President, Treasury Operations

Thomas J. Kilkenny                       36                 Vice President and Controller


All of the above executive officers of the Registrant have been full-time employees of the Registrant for more than five years except for Thomas J. Kilkenny.

Mr. Kilkenny, prior to his becoming an officer of the Registrant on December 1, 1993, was director of the Registrant's Corporate Audit Department since October 1, 1991. Previously he was with Ernst & Young LLP from 1980 through 1991.

                                    PART II

Item 5.  Market for the Registrant's Common Stock and Related Stockholder
- -------  ----------------------------------------------------------------
         Matters
         -------

The approximate number of holders of the Company's common stock as of February 28, 1995 was 5,606.

                                                                           1994                     1993
                                                                           ----                     ----
         Dividends per share of common stock:
              $.58 per quarter in 1994
              $.57 per quarter in 1993                                     $2.32                    $2.28

Information concerning other matters is incorporated herein by reference from Exhibit (13), from page 50 of the 1994 Annual Report to Shareholders.

Item 6.  Selected Financial Data
- -------  -----------------------
Incorporated herein by reference from Exhibit (13), from the 1994 Annual Report to Shareholders, page 34 and page 35.

Item 7.  Management's Discussion and Analysis of Financial Condition and
- -------  ---------------------------------------------------------------
         Results of Operations
         ---------------------

Incorporated herein by reference from Exhibit (13), from the 1994 Annual Report to Shareholders, pages 28 to 33 and page 36.

Item 8.  Consolidated Financial Statements and Supplementary Data
- -------  --------------------------------------------------------

Incorporated herein by reference from Exhibit (13), from the 1994 Annual Report to Shareholders, pages 37 to 48 and page 50.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
- -------  ---------------------------------------------------------------
         Financial Disclosure
         --------------------

None

                                    PART III

Item 10. Directors and Executive Officers of the Registrant
- -------- --------------------------------------------------

Information concerning directors is incorporated herein by reference from the Registrant's definitive proxy statement dated March 20, 1995 for the annual meeting of shareholders to be held on April 26, 1995.

Item 11. Executive Compensation
- -------- ----------------------

Incorporated herein by reference from the Registrant's definitive proxy statement dated March 20, 1995 for the annual meeting of shareholders to be held on April 26, 1995.

Item 12. Security Ownership of Certain Beneficial Owners and Management
- -------- --------------------------------------------------------------

Incorporated herein by reference from the Registrant's definitive proxy statement dated March 20, 1995 for the annual meeting of shareholders to be held April 26, 1995.

Item 13. Certain Relationships and Related Transactions
- -------- ----------------------------------------------

Incorporated herein by reference from the Registrant's definitive proxy statement dated March 20, 1995 for the annual meeting of shareholders to be held April 26, 1995.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
- -------- -----------------------------------------------------------------

 (a)  1. Financial Statements.
         ---------------------

      2. Financial Statement Schedules.
         ------------------------------
                  McGraw-Hill, Inc.
           Index to Financial Statements
          And Financial Statement Schedules

                                                                                        Reference
                                                                                 ------------------------
                                                                                            Annual Report
                                                                                  Form        to Share-
                                                                                  10-K      holders (page)
                                                                                  ----      --------------
  Data incorporated by reference from Annual Report to Shareholders:

         Report of Independent Auditors.........................................                   49
         Consolidated balance sheet at
              December 31, 1994 and 1993........................................                  38-39
         Consolidated statement of income
              for each of the three years in
              the period ended December 31, 1994................................                   37
         Consolidated statement of cash flows
              for each of the three years in the
              period ended December 31, 1994....................................                   40
         Consolidated statement of shareholders'
              equity for each of the three years in
              the period ended December 31, 1994................................                   41
         Notes to consolidated financial
              statements........................................................                  42-48
         Quarterly financial information........................................                   50

     Consent of Independent Auditors............................................   67

     Consolidated schedule for each of the three years in the period ended
     December 31, 1994:

         II - Reserve for doubtful accounts.....................................   69

All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

The financial statements listed in the above index which are included in the Annual Report to Shareholders for the year ended December 31, 1994 are hereby incorporated by reference in Exhibit (13). With the exception of the pages listed in the above index, the 1994 Annual Report to Shareholders is not to be deemed filed as part of Item 14 (a)(1).

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

(10)* Restricted Stock Award Agreement dated December 4, 1987 incorporated by reference from Registrant's Form SE filed March 30, 1988 in connection with Registrant's Form 10-K for the year ended December 31, 1987.

(10) Indemnification Agreements between Registrant and each of its directors and certain of its executive officers relating to said directors' and executive officers' services to the Registrant, incorporated by reference from Registrant's Form SE filed March 27, 1987 in connection with Registrant's Form 10-K for the year ended December 31, 1986.

(10)* Registrant's 1983 Stock Option Plan for Officers and Key Employees, incorporated by reference from Registrant's Form SE filed March 29, 1990 in connection with Registrant's Form 10-K for the year ended December 31, 1989.

(10)* Registrant's 1987 Key Employee Stock Incentive Plan, incorporated by reference from Registrant's Form 10-K for the year ended December 31, 1993.

(10)* Registrant's 1993 Key Employee Stock Incentive Plan, incorporated by reference from Registrant's Form 10-K for the year ended December 31, 1993.

(10)*             Registrant's 1995 Key Executive Short Term Incentive
                  Compensation Plan.

(10)* Registrant's 1990 Key Executive Short-Term Incentive Compensation Plan, incorporated by reference from Registrant's Form SE filed March 28, 1991 in connection with Registrant's Form 10-K for the year ended December 31, 1990.

(10)* Registrant's Key Executive Short-Term Incentive Deferred Compensation Plan, incorporated by reference from Registrant's Form 10-K for the year ended December 31, 1993.

(10)* Registrant's Executive Deferred Compensation Plan, incorporated by reference from Registrant's Form SE filed March 28, 1991 in connection with Registrant's Form 10-K for the year ended December 31, 1990.

(10)* Registrant's Senior Executive Severance Plan, incorporated by reference from Registrant's Form SE filed March 29, 1989 in connection with Registrant's Form 10-K for the year ended December 31, 1988.

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

(10) Second Amendment to Credit Agreement dated as of November 7, 1994 among the Registrant, the Banks' signatory thereto and Bankers Trust Company, as agent, incorporated by reference from Registrant's Form 8-K dated November 15, 1994.

(10) Partnership Interest Purchase Agreement, dated as of October 4, 1993, with respect to the partnership interest of Macmillan School Publishing, Inc. in Macmillan/McGraw-Hill School Publishing Company incorporated by reference from Registrant's Form 8-K dated October 18, 1993.

(10) Trademark Purchase and Sale Agreement (Macmillan), dated as of October 4, 1993, incorporated by reference from Registrant's Form 8-K dated October 18, 1993.

(10) Trademark Purchase and Sale Agreement (Merrill), dated as of October 4, 1993, incorporated by reference from Registrant's Form 8-K dated October 18, 1993.

(10)* Registrant's Employee Retirement Account Plan Supplement, incorporated by reference from Registrant's Form SE filed March 28, 1991 in connection with Registrant's Form 10-K for the year ended December 31, 1990.

(10)* Registrant's Employee Retirement Plan Supplement, incorporated by reference from Registrant's Form SE filed March 28, 1991 in connection with Registrant's Form 10-K for the year ended December 31, 1990.

(10)* Registrant's Savings Incentive Plan Supplement, incorporated by reference from Registrant's Form SE filed March 28, 1991 in connection with Registrant's Form 10-K for the year ended December 31, 1990.

(10)* Registrant's Senior Executive Supplemental Death, Disability & Retirement Benefits Plan, incorporated by reference from Registrant's Form SE filed March 26, 1992 in connection with Registrant's Form 10-K for the year ended December 31, 1991.

(10)* Registrant's 1993 Stock Payment Plan for Directors, incorporated by reference from Registrant's Proxy Statement dated March 21, 1993.

(10)* Registrant's Director Retirement Plan, incorporated by reference from Registrant's Form SE filed March 29, 1990 in connection with Registrant's Form 10-K for the year ended December 31, 1989.

(10)* Registrant's Director Deferred Compensation Plan, incorporated by reference from Registrant's Form 10-K for the year ended December 31, 1993.

(12)              Computation of ratio of earnings to fixed charges.

(13) Registrant's 1994 Annual Report to Shareholders. Such Report, except for those portions thereof which are expressly incorporated by reference in this Form 10-K, is furnished for the information of the Commission and is not deemed "filed" as part of this Form 10-K.

(21)              Subsidiaries of the Registrant.

(23)              Consent of Ernst & Young LLP, Independent Auditors.

(27)              Financial Data Schedule.

(99)              Supplemental Schedule.

(b)               Reports on Form 8-K.

                  A report on Form 8-K was filed on November 15, 1994. Item 5 and Item 7 (Exhibit 10) were reported in said report on Form 8-K.









- ----------------
* These exhibits relate to management contracts or compensatory plan arrangements.

                                   Signatures
                                   ----------


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

McGraw-Hill, Inc.
- -----------------
   Registrant

By:   /s/ Robert N. Landes
      ------------------------------------------
      Robert N. Landes
      Executive Vice President, Secretary and General Counsel
      March 24, 1995

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 24, 1995 on behalf of Registrant by the following persons who signed in the capacities as set forth below under their respective names. Registrant's board of directors is comprised of fourteen members and the signatures set forth below of individual board members, constitute at least a majority of such board.


      /s/ Joseph L. Dionne
      ------------------------------------------
      Joseph L. Dionne
      Chairman and Chief Executive Officer
      Director


      /s/ Harold McGraw III
      ------------------------------------------
      Harold McGraw III
      President and Chief Operating Officer
      Director


      /s/ Robert J. Bahash
      ------------------------------------------
      Robert J. Bahash
      Executive Vice President and
      Chief Financial Officer

      /s/ Thomas J. Kilkenny
      ------------------------------------------
      Thomas J. Kilkenny
      Vice President and Controller


      /s/ Vartan Gregorian
      -------------------------------------------
      Vartan Gregorian
      Director


      /s/ John T. Hartley
      -------------------------------------------
      John T. Hartley
      Director


      /s/ George B. Harvey
      -------------------------------------------
      George B. Harvey
      Director


      /s/ Richard H. Jenrette
      -------------------------------------------
      Richard H. Jenrette
      Director


      /s/ Don Johnston
      -------------------------------------------
      Don Johnston
      Director


      /s/ Peter O. Lawson-Johnston
      -------------------------------------------
      Peter 0. Lawson-Johnston
      Director


      /s/ Linda Koch Lorimer
      -------------------------------------------
      Linda Koch Lorimer
      Director

     /s/ John L. McGraw
     --------------------------------------------
     John L. McGraw
     Director


     /s/ Lois D. Rice
     --------------------------------------------
     Lois D. Rice
     Director


     /s/ Paul J. Rizzo
     --------------------------------------------
     Paul J. Rizzo
     Director


     /s/ James H. Ross
     --------------------------------------------
     James H. Ross
     Director


     /s/ Alva O. Way
     ---------------------------------------------
     Alva 0. Way
     Director

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

(10)* Restricted Stock Award Agreement dated December 4, 1987 incorporated by reference from Registrant's Form SE filed March 30, 1988 in connection with Registrant's Form 10-K for the year ended December 31, 1987.

(10) Indemnification Agreements between Registrant and each of its directors and certain of its executive officers relating to said directors' and executive officers' services to the Registrant, incorporated by reference from Registrant's Form SE filed March 27, 1987 in connection with Registrant's Form 10-K for the year ended December 31, 1986.

(10)* Registrant's 1983 Stock Option Plan for Officers and Key Employees, incorporated by reference from Registrant's Form SE filed March 29, 1990 in connection with Registrant's Form 10-K for the year ended December 31, 1989.

(10)* Registrant's 1987 Key Employee Stock Incentive Plan, incorporated by reference from Registrant's Form 10-K for the year ended December 31, 1993.

(10)* Registrant's 1993 Key Employee Stock Incentive Plan, incorporated by reference from Registrant's Form 10-K for the year ended December 31, 1993.

(10)*             Registrant's 1995 Key Executive Short Term Incentive
                  Compensation Plan.

(10)* Registrant's 1990 Key Executive Short-Term Incentive Compensation Plan, incorporated by reference from Registrant's Form SE filed March 28, 1991 in connection with Registrant's Form 10-K for the year ended December 31, 1990.

(10)* Registrant's Key Executive Short-Term Incentive Deferred Compensation Plan, incorporated by reference from Registrant's Form 10-K for the year ended December 31, 1993.

(10)* Registrant's Executive Deferred Compensation Plan, incorporated by reference from Registrant's Form SE filed March 28, 1991 in connection with Registrant's Form 10-K for the year ended December 31, 1990.

(10)* Registrant's Senior Executive Severance Plan, incorporated by reference from Registrant's Form SE filed March 29, 1989 in connection with Registrant's Form 10-K for the year ended December 31, 1988.

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

(10) Second Amendment to Credit Agreement dated as of November 7, 1994 among the Registrant, the Banks' signatory thereto and Bankers Trust Company, as agent, incorporated by reference from Registrant's Form 8-K dated November 15, 1994.

(10) Partnership Interest Purchase Agreement, dated as of October 4, 1993, with respect to the partnership interest of Macmillan School Publishing, Inc. in Macmillan/McGraw-Hill School Publishing Company incorporated by reference from Registrant's Form 8-K dated October 18, 1993.

(10) Trademark Purchase and Sale Agreement (Macmillan), dated as of October 4, 1993, incorporated by reference from Registrant's Form 8-K dated October 18, 1993.

(10) Trademark Purchase and Sale Agreement (Merrill), dated as of October 4, 1993, incorporated by reference from Registrant's Form 8-K dated October 18, 1993.

(10)* Registrant's Employee Retirement Account Plan Supplement, incorporated by reference from Registrant's Form SE filed March 28, 1991 in connection with Registrant's Form 10-K for the year ended December 31, 1990.

(10)* Registrant's Employee Retirement Plan Supplement, incorporated by reference from Registrant's Form SE filed March 28, 1991 in connection with Registrant's Form 10-K for the year ended December 31, 1990.

(10)* Registrant's Savings Incentive Plan Supplement, incorporated by reference from Registrant's Form SE filed March 28, 1991 in connection with Registrant's Form 10-K for the year ended December 31, 1990.

(10)* Registrant's Senior Executive Supplemental Death, Disability & Retirement Benefits Plan, incorporated by reference from Registrant's Form SE filed March 26, 1992 in connection with Registrant's Form 10-K for the year ended December 31, 1991.

(10)* Registrant's 1993 Stock Payment Plan for Directors, incorporated by reference from Registrant's Proxy Statement dated March 21, 1993.

(10)* Registrant's Director Retirement Plan, incorporated by reference from Registrant's Form SE filed March 29, 1990 in connection with Registrant's Form 10-K for the year ended December 31, 1989.

(10)* Registrant's Director Deferred Compensation Plan, incorporated by reference from Registrant's Form 10-K for the year ended December 31, 1993.

(12)              Computation of ratio of earnings to fixed charges.

(13) Registrant's 1994 Annual Report to Shareholders. Such Report, except for those portions thereof which are expressly incorporated by reference in this Form 10-K, is furnished for the information of the Commission and is not deemed "filed" as part of this Form 10-K.

(21)              Subsidiaries of the Registrant.

(23)              Consent of Ernst & Young LLP, Independent Auditors.

(27)              Financial Data Schedule.

(99)              Supplemental Schedule.


- ----------------
* These exhibits relate to management contracts or compensatory plan arrangements.