Form 10-Q
period 1995-03-31
MCGRAW-HILL COMPANIES INC
filed 1995-05-11
CIK 64040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                 FORM 10-Q


(Mark One)
 X  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
- --- SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995 or

    TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
- --- SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to
                              ----------  --------------
Commission File Number 1-1023

                   The McGraw-Hill Companies, Inc.
- ---------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)

              New York                            13-1026995
- ----------------------------------            -----------------------
(State or other jurisdiction of               (I.R.S. Employer
   incorporation or organization)             Identification No.)

1221 AVENUE OF THE AMERICAS, NEW YORK, N.Y.              10020
- ---------------------------------------------------------------------
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code (212) 512-2000
                                                   ------------------
                          McGraw-Hill, Inc.
- ---------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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
Number of shares of Common Stock (par value $1.00 per share) outstanding as of April 28, 1995: 49,835,628.

                                       PART I

                                Financial Information

                           The McGraw-Hill Companies, Inc.
                           -------------------------------
                          Consolidated Statement of Income
                          --------------------------------
                     Three Months Ended March 31, 1995 and 1994
                     ------------------------------------------
                                                       1995       1994
                                                    ---------  ---------
                                                    (In thousands, except
                                                     per-share data)
Operating revenue                                    $568,548   $559,774
Expenses:
  Operating                                           281,300    276,571
  Selling and general                                 215,063    209,147
  Depreciation and amortization                        41,037     40,477
                                                     --------   --------
     Total expenses                                   537,400    526,195

Other income - net                                      5,369      3,223
                                                     --------   --------
Income from operations                                 36,517     36,802

Interest expense - net                                 12,790     11,348
                                                     --------   --------
Income before taxes on income                          23,727     25,454

Provision for taxes on income                           9,776     10,487
                                                     --------   --------
Net income                                           $ 13,951   $ 14,967
                                                     ========   ========

Earnings per common share                            $   0.28   $   0.30
                                                     ========   ========


Average number of common shares outstanding            49,679     49,445





                           The McGraw-Hill Companies, Inc.
                           -------------------------------
                              Consolidated Balance Sheet
                              --------------------------

                                            March 31,     Dec. 31,    March 31,
                                              1995         1994         1994
                                           ----------   ----------   ----------
                                                      (In thousands)
ASSETS

Current assets:
  Cash and equivalents                     $    7,934   $    8,056   $   28,744
  Accounts receivable (net of allowance
    for doubtful accounts) (Note 3)           679,406      757,949      621,680
  Receivable from broker-dealers and
    dealer banks (Note 4)                       7,217       23,047       17,110
  Inventories (Note 3)                        239,870      213,253      225,953
  Prepaid income taxes                         70,195       70,556       92,536
  Prepaid and other current assets             71,337       51,226       45,203
                                           ----------   ----------   ----------
      Total current assets                  1,075,959    1,124,087    1,031,226
                                           ----------   ----------   ----------

Prepublication costs (net of accumulated
  amortization) (Note 3)                      276,802      270,506      293,893

Investments and other assets:
  Investment in Rock-McGraw, Inc. - at
    equity                                     58,727       57,652       54,157
  Prepaid pension expense                      97,121       95,110       90,160
  Other                                       144,438      142,502      156,476
                                           ----------   ----------   ----------
      Total investments and other assets      300,286      295,264      300,793
                                           ----------   ----------   ----------

Property and equipment - at cost              795,473      788,671      745,149
  Less - accumulated depreciation             458,455      442,889      409,696
                                           ----------   ----------   ----------
      Net property and equipment              337,018      345,782      335,453

Goodwill and other intangible assets - at
  cost (net of accumulated amortization)      983,085      972,894    1,007,823
                                           ----------   ----------   ----------
                                           $2,973,150   $3,008,533   $2,969,188
                                           ==========   ==========   ==========




                           The McGraw-Hill Companies, Inc.
                           -------------------------------
                              Consolidated Balance Sheet
                              --------------------------

                                            March 31,     Dec. 31,    March 31,
                                              1995         1994         1994
                                           ----------   ----------   ----------
                                                      (In thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Notes payable                            $  204,750   $  105,288   $  154,243
  Accounts payable                            163,422      176,314      173,914
  Payable to broker-dealers and dealer
    banks (Note 4)                              6,697       21,909       16,338
  Accrued liabilities                         117,099      177,172      106,542
  Income taxes currently payable               50,506       54,300       46,677
  Unearned revenue                            235,432      239,715      250,339
  Other current liabilities                   219,920      233,287      216,229
                                           ----------   ----------   ----------
      Total current liabilities               997,826    1,007,985      964,282
                                           ----------   ----------   ----------
Other liabilities:
  Long-term debt (Note 5)                     657,285      657,517      757,890
  Deferred income taxes                       125,054      129,750      114,853
  Accrued postretirement healthcare and
    other benefits                            191,491      191,650      191,477
  Other non-current liabilities               109,921      108,579      123,356
                                           ----------   ----------   ----------
      Total other liabilities               1,083,751    1,087,496    1,187,576
                                           ----------   ----------   ----------
      Total liabilities                     2,081,577    2,095,481    2,151,858
                                           ----------   ----------   ----------
Shareholders' equity (Note 6):
  Capital stock                                51,474       51,474       51,475
  Additional paid-in capital                   73,820       69,314       66,732
  Retained income                             907,139      923,052      820,614
  Foreign currency translation adjustments    (55,830)     (45,224)     (26,449)
                                           ----------   ----------   ----------
                                              976,603      998,616      912,372

  Less - common stock in treasury-at cost      71,583       76,987       83,320
         unearned compensation on
           restricted stock                    13,447        8,577       11,722
                                           ----------   ----------   ----------
      Total shareholders' equity              891,573      913,052      817,330
                                           ----------   ----------   ----------
                                           $2,973,150   $3,008,533   $2,969,188
                                           ==========   ==========   ==========


                           The McGraw-Hill Companies, Inc.
                           -------------------------------
                         Consolidated Statement of Cash Flows
                         ------------------------------------
                  For The Three Months Ended March 31, 1995 and 1994
                  --------------------------------------------------
                                                            1995         1994
                                                          ---------    ---------
                                                              (In thousands)
Cash flows from operating activities
- ------------------------------------
Net income                                                $  13,951    $  14,967
Adjustments to reconcile net income to cash
    provided by operating activities:
  Depreciation                                               16,557       15,524
  Amortization of goodwill and intangibles                    9,317        9,706
  Amortization of prepublication costs                       15,163       15,247
  Provision for losses on accounts receivable                14,283       18,174
  Other                                                        (576)      (1,205)
Changes in assets and liabilities net of effect of
    acquisitions and dispositions:
  Decrease in accounts receivable                            79,948       69,720
  Increase in inventories                                   (29,455)     (10,111)
  Increase in prepaid & other current assets                (19,976)         (83)
  Decrease in accounts payable and accrued expenses         (77,019)     (80,423)
  Decrease in interest and income taxes payable              (8,717)      (2,289)
  Net change in other assets and liabilities                (28,300)      (1,125)
- ---------------------------------------------------       ---------    ---------
Cash provided by/(used for) operating activities            (14,824)      48,102
- ---------------------------------------------------       ---------    ---------
Investing activities
- --------------------
  Purchases of property and equipment                        (7,540)      (7,089)
  Investment in prepublication costs                        (24,403)     (24,089)
  Acquisition of businesses                                 (24,264)           -
  Disposition of property and equipment                           -        2,285
  Other                                                         434        2,653
- ---------------------------------------------------       ---------    ---------
Cash used for investing activities                          (55,773)     (26,240)
- ---------------------------------------------------       ---------    ---------
Financing activities
- --------------------
  Dividends paid to shareholders                            (29,864)     (28,603)
  Additions to/(repayment of) short-term debt - net          99,639      (16,707)
  Exercise of stock options                                   3,499        4,485
  Other                                                      (2,799)        (246)
- ---------------------------------------------------       ---------    ---------
Cash provided by/(used for) financing activities             70,475      (41,071)
- ---------------------------------------------------       ---------    ---------
Net change in cash and equivalents                             (122)     (19,209)

Cash and equivalents at beginning of period                   8,056       47,953
- ---------------------------------------------------       ---------    ---------
Cash and equivalents at end of period                     $   7,934    $  28,744
                                                          =========    =========


                         The McGraw-Hill Companies, Inc.
                         -------------------------------
                          Notes to Financial Statements
                          -----------------------------

 1. The financial information in this report has not been audited, but in the opinion of management is based on estimates which include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly such information. The operating results for the three months ended March 31, 1995 and 1994 are not necessarily indicative of results to be expected for the full year due to the seasonal nature of some of the company's businesses. The financial statements included herein should be read in conjunction with the financial statements and notes included in the company's Annual Report on Form 10-K for the year ended December 31, 1994.

     Certain prior year amounts have been reclassified for comparability purposes.

 2.  Operating profit by segment is total operating revenue less expenses which are deemed to be related to the unit's operating revenue.  A summary of operating results by segment for the three months ended March 31, 1995 and
     1994 follows:
                                                 1995                      1994
                                        -----------------------  -----------------------
                                                    Operating                Operating
                                         Revenue  Profit/(Loss)   Revenue  Profit/(Loss)
                                        --------- -------------  --------- -------------
                                                         (In thousands)

     Educational and Professional
       Publishing                       $ 171,296   $ (29,371)  $ 176,315   $ (24,933)
     Financial Services                   199,366      59,301     194,446      58,782
     Information and Media Services       197,886      19,443     189,013      14,472
     --------------------------------   ---------   ---------   ---------   ---------
     Total operating segments             568,548      49,373     559,774      48,321
     General corporate expense                  -     (12,856)          -     (11,519)
     Interest expense - net                     -     (12,790)          -     (11,348)
     --------------------------------   ---------   ---------   ---------   ---------
     Total company                      $ 568,548   $  23,727*  $ 559,774   $  25,454*
                                        =========   =========   =========   =========

     *Income before taxes on income.


                         The McGraw-Hill Companies, Inc.
                         -------------------------------
                          Notes to Financial Statements
                          -----------------------------

 3.  The allowance for doubtful accounts, the components of inventory and the accumulated amortization of prepublication costs were as follows:
                                         March 31,    Dec. 31,     March 31,
                                           1995         1994         1994
                                         ---------    ---------    ---------
                                                   (In thousands)
     Allowance for doubtful accounts     $  79,432    $  78,732    $  79,057
                                         =========    =========    =========
     Inventories:
        Finished goods                   $ 163,676    $ 140,168    $ 168,478
        Work-in-process                     43,235       47,795       36,571
        Paper and other materials           32,959       25,290       20,904
                                         ---------    ---------    ---------
     Total inventories                   $ 239,870    $ 213,253    $ 225,953
                                         =========    =========    =========

     Accumulated amortization of
        prepublication costs             $ 314,450    $ 346,172    $ 252,169
                                         =========    =========    =========

4. A subsidiary of J.J. Kenny Co. acts as an undisclosed agent in the purchase and sale of municipal securities for broker-dealers and dealer banks and the company had $340 million of matched purchase and sale commitments at March 31, 1995. Only those transactions not closed at the settlement date are reflected in the balance sheet as receivables and payables.

                         The McGraw-Hill Companies, Inc.
                         -------------------------------
                          Notes to Financial Statements
                          -----------------------------

 5.  A summary of long-term debt follows:
                                             March 31,    Dec. 31,     March 31,
                                               1995         1994         1994
                                             ---------    ---------    ---------
                                                       (In thousands)
     9.43% senior notes due 2000             $ 250,000    $ 250,000    $ 250,000
     Commercial paper supported by
       bank revolving credit agreement         400,000      400,000      500,000
     Other                                       7,285        7,517        7,890
                                             ---------    ---------    ---------
     Total long-term debt                    $ 657,285    $ 657,517    $ 757,890
                                             =========    =========    =========

 6.  Common shares reserved for issuance, for conversions and for the exercise of stock options were as follows:
                                              March 31,     Dec. 31,    March 31,
                                                1995          1994         1994
                                              ---------    ---------    ---------
     $1.20 convertible preference stock
       at the rate of 3.3 shares
       for each share of preference stock        4,689        4,996        5,277
     Exercise of stock options               3,880,694    4,055,114    4,256,218
                                             ---------    ---------    ---------
                                             3,885,383    4,060,110    4,261,495
                                             =========    =========    =========

     Common shares reserved for issuance at March 31 and December 31, 1994 were restated to include 2.3 million shares under the 1993 key Employee Stock Incentive Plan. No stock options under the 1993 Plan were issued prior to 1995.



 7.  Cash dividends per share declared during the three months ended March 31, 1995 and 1994 were as follows:

                                               1995       1994
                                              -----      -----
      Common stock                            $.60       $.58
      Preference stock                         .30        .30



          Management's Discussion and Analysis of Operating
          -------------------------------------------------
                   Results and Financial Condition
                   -------------------------------

Operating Results - Comparing Three Months Ended March 31, 1995 and 1994
- ------------------------------------------------------------------------

Consolidated Review
- -------------------

Operating revenue for the first quarter grew $8.8 million, or 1.6%, over the 1994 quarter to $568.5 million reflecting price and volume increases. The revenue growth was primarily in Broadcasting, Business Week, Financial Information Services and Tower Group International, partially offset by a revenue decline in School Publishing. Net income declined 6.8% to $14.0 million from the comparable quarter a year ago and earnings per share were 28 cents versus 30 cents a year ago. The first quarter represents the company's smallest quarter due to the seasonality of the company's businesses, primarily the book publishing operations.

Total expenses in 1995 increased $11.2 million, or 2.1%, reflecting increased operating expenses due primarily to the increase in revenue, higher marketing costs for 1995 school publishing adoption sales later this year and investments at S&P Ratings.

Net interest expense increased $1.4 million, or 12.7%, reflecting an increase in average commercial paper interest rates from 3.3% in 1994 to 6.1% in 1995. The impact of the higher rates was partially offset by reduced average commercial paper borrowing levels from the prior year.

The provision for taxes as a percentage of income before taxes was 41.2% in both 1994 and 1995.

Segment Review
- --------------

Educational and Professional Publishing revenue declined $5.0 million, or 2.8%. The year-to-year decline reflects 1994 first quarter School Publishing reorders from the strong adoption year in 1993 that did not recur in 1995 from 1994's off-adoption year. Excluding School Publishing, the revenues of the company's other publishing operations were even with last year in total, with a decline in medical publishing offset by gains in professional publishing, both domestic and international. The decline in medical publishing is due to last year's publication of "Harrison's Principles of Internal Medicine," which is published every four years. Internationally, the company faces a soft market in Mexico, offset by revenue increases in other Spanish-language markets and gains in Europe and Asia. The segment's operating loss, reflecting typical first quarter seasonal losses in educational publishing, increased 17.8% to $29.4 million largely due to the revenue decline, increased marketing costs for School Publishing adoptions and publication timing in the Legal Information Group.

Financial Services' revenue increased $4.9 million, or 2.5%, while operating profit improved $0.5 million, or 0.9%. The Financial Information Services Group benefited from continued growth in financial information products, particularly MMS International, and stabilized performance at DRI. S&P Ratings matched last year's revenue level reflecting the growth of new ratings services and expanded global operations offsetting an approximate 37% decline in new issuance volume in the U.S. bond market. S&P Ratings' operating profit declined from a year ago reflecting the softness in the corporate bond market and continuing investments in the expansion of the business.

Information and Media Services' revenue increased $8.9 million, or 4.7%, while operating profit improved $5.0 million, or 34.3%. Strong performances by Business Week and Broadcasting, the company's two largest ad-based businesses, were the prime contributors to these increases. Business Week's results reflect strong performances in both the North American and international editions. Broadcasting benefited from strong automotive advertising and increased network compensation. The change in network affiliation for the company's Denver broadcast station from CBS to ABC announced last year is scheduled for early July. Publication Services' results approximated last year and the Construction Information Group showed modest improvement. Tower Group International acquired UCB Canada, Ltd. on March 31, 1995.

Financial Condition
- -------------------

The company continues to maintain a strong financial position. Cash used in operating activities in the quarter totaled $14.8 million compared to cash flow generated from operations last year of $48.1 million. This year-to-year decline in the cash flow from operations reflects primarily inventory purchases and sampling costs for 1995 school publishing adoptions. Total debt increased $99.2 million from yearend reflecting the factors noted above, as well as the acquisition of UCB Canada, Ltd. The increased seasonality of the company's businesses caused by the 1993 acquisition of the Macmillan/McGraw-Hill School Publishing Company has impacted the company's borrowing patterns during the year, with the company borrowing during the first half of the fiscal year and generating cash in the second half of the year, primarily from fourth quarter collections from customers in the education markets. This pattern is magnified in years where there is significant state adoption activity, such as 1995. Cash expenditures related to the consolidation of book publishing operations, primarily for severance costs and lease terminations, had a minimal impact on the company's liquidity.

Commercial paper borrowings at March 31, 1995 totaled $599 million, an increase of $100 million from December 31, 1994. Commercial paper debt is supported by an $800 million revolving credit agreement with a group of banks terminating in November 1999, and $400 million has been classified as long-term. There are no amounts outstanding under this agreement.

Under a shelf registration which became effective with the Securities and Exchange Commission in mid-1990, the company can issue an additional $250 million of debt securities. The new debt could be used to replace a portion of the commercial paper borrowings with longer term securities, when and if interest rates are attractive and markets are favorable.

Accounts receivable before reserves of $758.8 million decreased $77.8 million from the end of 1994, due primarily to the seasonal nature of some of the company's businesses, partially offset by the inclusion of receivables for UCB Canada, Ltd. Receivables were $58.1 million higher than at March 31, 1994 as a result of higher revenues, increased international sales where terms of sale and repayment are traditionally longer and the acquisition of UCB Canada, Ltd.

Inventories increased $26.6 million to $239.9 million from the end of 1994 due primarily to inventory purchases for 1995 school publishing adoptions and the seasonal buildup for the annual Sweet's Files. Inventories were $13.9 million higher than at March 31, 1994 due to the 1995 school publishing adoptions.

Net prepublication costs at March 31 increased $6.3 million from the end of 1994 to $276.8 million due to additional spending on new titles and school programs net of first quarter amortization expense. Net prepublication costs were $17.1 million lower than at March 31, 1994 due to the timing of spending on new programs. Investment in prepublication costs of $24.4 million in the quarter ended March 31, 1995 approximated the prior year spending of $24.1 million, although spending levels over the remainder of the year will increase reflecting investment for 1996 and primarily 1997 adoption years for School Publishing.

Purchases of property and equipment of $7.5 million approximated the level of the prior year; the purchases were primarily for computer equipment.

                                     PART II

                                Other Information

    Item 5.  Other Information
    --------------------------

    Effective as of April 26, 1995 the Registrant's corporate name was changed to "The McGraw-Hill Companies, Inc." from "McGraw-Hill, Inc."

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

                                    The McGraw-Hill Companies, Inc.
                                    -------------------------------




Date:   5/10/95                     By       Robert J. Bahash
     ------------------               ------------------------------
                                             Robert J. Bahash
                                         Executive Vice President
                                         and Chief Financial Officer





Date:   5/10/95                     By     Thomas J. Kilkenny
     ------------------               ------------------------------
                                           Thomas J. Kilkenny
                                      Vice President and Controller




Date:   5/10/95                     By      Robert N. Landes
     ------------------               ------------------------------
                                            Robert N. Landes
                                        Executive Vice President,
                                        Secretary and General Counsel

                                                          Exhibit (12)

                         The McGraw-Hill Companies, Inc.
                         -------------------------------
                Computation of Ratio of Earnings to Fixed Charges
                -------------------------------------------------
                          Periods Ended March 31, 1995
                          ----------------------------




                                                 Three       Twelve
                                                 Months      Months
                                                ---------   ---------
                                                   (In thousands)
Earnings
    Earnings from continuing operations
      before income tax expense (Note)......    $  22,652   $ 340,455
    Fixed charges...........................       21,983      87,588
    Capitalized interest....................         (111)       (376)
                                                ---------   ---------
       Total Earnings.......................    $  44,524   $ 427,667
                                                =========   =========
Fixed Charges (Note)
    Interest expense........................    $  14,503   $  57,886
    Portion of rental payments deemed to be
      interest..............................        7,480      29,702
                                                ---------   ---------
       Total Fixed Charges..................    $  21,983   $  87,588
                                                =========   =========

Ratio of Earnings to Fixed Charges                    2.0x        4.9x







(Note) For purposes of computing the ratio of earnings to fixed charges, "earnings from continuing operations before income taxes" excludes undistributed equity in income of less than 50%-owned companies. "Fixed charges" consist of (1) interest on debt and capital leases, and (2) the portion of the company's rental expense deemed representative of the interest factor in rental expense.







                                      -13-