Form 10-Q
period 1995-06-30
MCGRAW-HILL COMPANIES INC
filed 1995-08-11
CIK 64040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                 FORM 10-Q



[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 1995

                                 OR

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

            For the transition period from         to
                                           --------  --------

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

Registrant's telephone number, including area code (212) 512-2000
                                                   ------------------
                          Not Applicable
- ---------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                       YES [X]              NO [ ]

On July 28, 1995 there were 49,930,876 shares of Common Stock
(par value $1.00 per share) outstanding.

                            The McGraw-Hill Companies, Inc.
                            -------------------------------
                                  TABLE OF CONTENTS
                                  -----------------

                                                                Page Number
                                                                -----------

PART I.  FINANCIAL INFORMATION
- ------------------------------

  Item 1.  Financial Statements
  -------
             Consolidated Statement of Income for
             the three and six month periods ended
             June 30, 1995 and 1994                                    3

             Consolidated Balance Sheet at June 30, 1995,
             December 31, 1994 and June 30, 1994                      4-5

             Consolidated Statement of Cash Flows for the Six
             months ended June 30, 1995 and 1994                       6

             Notes to Consolidated Financial Statements               7-10


  Item 2.  Management's Discussion and Analysis of Operating
  -------  Results and Financial Condition                           11-14



PART II.  OTHER INFORMATION
- ---------------------------

  Item 4.  Submission of Matters to a Vote of Security Holders
  -------  at Annual Meeting of Shareholders                           15

  Item 6.  Exhibits and Reports on Form 8-K                          16-32
  -------

                                      PART I


                                Financial Information

Item 1.  Financial Statements
         --------------------

                           The McGraw-Hill Companies, Inc.
                           -------------------------------
                          Consolidated Statement of Income
                          --------------------------------
                        Periods Ended June 30, 1995 and 1994
                        ------------------------------------

                                       Three Months             Six Months
                                   --------------------  ----------------------

                                      1995       1994       1995        1994
                                   ---------  ---------  ----------  ----------
                                        (In thousands, except per-share data)
Operating revenue                  $ 712,782  $ 648,279  $1,281,330  $1,208,053
Expenses:
  Operating                          324,339    290,272     605,639     566,843
  Selling and general                230,000    216,229     445,063     425,376
  Depreciation and amortization       57,686     52,789      98,723      93,266
                                   ---------  ---------  ----------  ----------
     Total expenses                  612,025    559,290   1,149,425   1,085,485

Other income - net                     5,396      5,411      10,765       8,634
                                   ---------  ---------  ----------  ----------
Income from operations               106,153     94,400     142,670     131,202

Interest expense - net                16,289     12,698      29,079      24,046
                                   ---------  ---------  ----------  ----------
Income before taxes on income         89,864     81,702     113,591     107,156

Provision for taxes on income         37,023     33,661      46,799      44,148
                                   ---------  ---------  ----------  ----------
Net income                         $  52,841  $  48,041  $   66,792  $   63,008
                                   =========  =========  ==========  ==========

Earnings per common share          $    1.06  $    0.97  $     1.34  $     1.27
                                   =========  =========  ==========  ==========
Average number of common
  shares outstanding                  49,830     49,442      49,769      49,441




                            The McGraw-Hill Companies, Inc.
                            -------------------------------
                              Consolidated Balance Sheet
                              --------------------------

                                            June 30,     Dec. 31,     June 30,
                                              1995         1994         1994
                                           ----------   ----------   ----------
                                                        (In thousands)
ASSETS

Current assets:
  Cash and equivalents                   $   19,031     $    8,056   $   12,995
  Accounts receivable (net of allowance
    for doubtful accounts) (Note 3)         781,359        757,949      694,536
  Receivable from broker-dealers and
    dealer banks (Note 4)                    17,461         23,047       52,770
  Inventories (Note 3)                      295,727        213,253      266,387
  Prepaid income taxes                       70,171         70,556       92,585
  Prepaid and other current assets           62,602         51,226       40,841
                                         ----------     ----------   ----------
      Total current assets                1,246,351      1,124,087    1,160,114
                                         ----------     ----------   ----------

Prepublication costs (net of accumulated
  amortization) (Note 3)                    277,994        270,506      297,923

Investments and other assets:
  Investment in Rock-McGraw, Inc. - at
    equity                                   59,875         57,652       55,210
  Prepaid pension expense                   101,843         95,110       93,175
  Other                                     145,081        142,502      152,880
                                         ----------     ----------   ----------
      Total investments and other assets    306,799        295,264      301,265
                                         ----------     ----------   ----------

Property and equipment - at cost            808,978        788,671      748,369
  Less - accumulated depreciation           474,346        442,889      418,204
                                         ----------     ----------   ----------
      Net property and equipment            334,632        345,782      330,165

Goodwill and other intangible assets - at
  cost (net of accumulated amortization)    973,051        972,894      999,606
                                         ----------     ----------   ----------
                                         $3,138,827     $3,008,533   $3,089,073
                                         ==========     ==========   ==========



                           The McGraw-Hill Companies, Inc.
                           -------------------------------
                              Consolidated Balance Sheet
                              --------------------------

                                            June 30,     Dec. 31,     June 30,
                                              1995         1994         1994
                                           ----------   ----------   ----------
                                                        (In thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Notes payable                            $  286,493   $  105,288   $  174,931
  Accounts payable                            172,611      176,314      176,324
  Payable to broker-dealers and dealer
    banks (Note 4)                             16,846       21,909       51,719
  Accrued liabilities                         141,316      177,172      131,927
  Income taxes currently payable               79,412       54,300       73,851
  Unearned revenue                            229,389      239,715      235,975
  Other current liabilities                   201,274      233,287      221,859
                                           ----------   ----------   ----------
      Total current liabilities             1,127,341    1,007,985    1,066,586
                                           ----------   ----------   ----------
Other liabilities:
  Long-term debt (Note 5)                     657,705      657,517      757,932
  Deferred income taxes                       125,115      129,750      114,812
  Accrued postretirement healthcare and
    other benefits                            191,324      191,650      192,365
  Other non-current liabilities               110,559      108,579      118,594
                                           ----------   ----------   ----------
      Total other liabilities               1,084,703    1,087,496    1,183,703
                                           ----------   ----------   ----------
      Total liabilities                     2,212,044    2,095,481    2,250,289
                                           ----------   ----------   ----------
Shareholders' equity (Note 6):
  Capital stock                                51,474       51,474       51,474
  Additional paid-in capital                   75,112       69,314       67,016
  Retained income                             930,064      923,052      840,022
  Foreign currency translation adjustments    (49,964)     (45,224)     (26,390)
                                           ----------   ----------   ----------
                                            1,006,686      998,616      932,122

  Less - common stock in treasury-at cost      68,285       76,987       82,570
         unearned compensation on
           restricted stock                    11,618        8,577       10,768
                                           ----------   ----------   ----------
      Total shareholders' equity              926,783      913,052      838,784
                                           ----------   ----------   ----------
                                           $3,138,827   $3,008,533   $3,089,073
                                           ==========   ==========   ==========




                            The McGraw-Hill Companies, Inc.
                            -------------------------------
                         Consolidated Statement of Cash Flows
                         ------------------------------------
                   For The Six Months Ended June 30, 1995 and 1994
                   -----------------------------------------------
                                                            1995         1994
                                                          ---------    ---------
                                                              (In thousands)
Cash flows from operating activities
- ------------------------------------
Net income                                                $  66,792    $  63,008
Adjustments to reconcile net income to
    cash provided by operating activities:
  Depreciation                                               32,847       31,161
  Amortization of goodwill and intangibles                   18,891       19,072
  Amortization of prepublication costs                       46,985       42,553
  Provision for losses on accounts receivable                32,896       34,014
  Other                                                         354         (753)
Changes in assets and liabilities net of effect of
    acquisitions and dispositions:
  Increase in accounts receivable                           (38,062)     (18,562)
  Increase in inventories                                   (84,103)     (51,011)
  Decrease in accounts payable and accrued expenses         (45,051)     (52,687)
  Decrease in other current liabilities                     (45,530)      (4,430)
  Increase in interest and income taxes payable              25,424       31,361
  Net change in other assets and liabilities                (26,541)     (10,055)
- ---------------------------------------------------       ---------    ---------
Cash (used for)/provided by operating activities            (15,098)      83,671
- ---------------------------------------------------       ---------    ---------
Investing activities
- --------------------
  Purchases of property and equipment                       (21,525)     (21,788)
  Investment in prepublication costs                        (57,261)     (55,821)
  Disposition of property and equipment                         180        4,680
  Acquisition of businesses and equity interests            (24,964)        (309)
  Other                                                       1,129        2,655
- ---------------------------------------------------       ---------    ---------
Cash used for investing activities                         (102,441)     (70,583)
- ---------------------------------------------------       ---------    ---------
Financing activities
- --------------------
  Dividends paid to shareholders                            (59,780)     (57,236)
  Additions to short-term debt - net                        181,230        3,864
  Exercise of stock options                                   8,473        5,155
  Other                                                      (1,409)         171
- ---------------------------------------------------       ---------    ---------
Cash provided by/(used for) financing activities            128,514      (48,046)
- ---------------------------------------------------       ---------    ---------
Net change in cash and equivalents                           10,975      (34,958)

Cash and equivalents at beginning of period                   8,056       47,953
- ---------------------------------------------------       ---------    ---------
Cash and equivalents at end of period                     $  19,031    $  12,995
                                                          =========    =========


                         The McGraw-Hill Companies, Inc.
                         -------------------------------
                          Notes to Financial Statements
                          -----------------------------

 1. The financial information in this report has not been audited, but in the opinion of management is based on estimates which include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly such information. The operating results for the three and six month periods ended June 30, 1995 and 1994 are not necessarily indicative of results to be expected for the full year due to the seasonal nature of some of the company's businesses. The financial statements included herein should be read in conjunction with the financial statements and notes included in the company's Annual Report on Form 10-K for the year ended December 31, 1994.

     Certain prior year amounts have been reclassified for comparability purposes.

 2.  Operating profit by segment is total operating revenue less expenses which are deemed to be related to the unit's operating revenue.  A summary of operating results by segment for the three months and six months ended
     June 30, 1995 and 1994 follows:
                                              1995                   1994
                                      --------------------   ---------------------
                                                 Operating               Operating
                                       Revenue    Profit      Revenue     Profit
                                      --------- ----------   ---------  ----------
     Three Months                                        (In thousands)
     ------------
     Educational and Professional
       Publishing                     $ 301,610   $ 31,220    $ 258,818   $ 20,906
     Financial Services                 192,075     55,975      183,094     53,257
     Information and Media Services     219,097     32,497      206,367     33,288
     --------------------------------  --------   ---------   ---------   ---------
     Total operating segments           712,782    119,692      648,279    107,451
     General corporate expense                -    (13,539)           -    (13,051)
     Interest expense - net                   -    (16,289)           -    (12,698)
     --------------------------------  --------   ---------   ---------   ---------
     Total company                     $712,782   $ 89,864*   $ 648,279   $ 81,702*
                                       ========   =========   =========   =========

     *Income before taxes on income.

                              The McGraw-Hill Companies, Inc.
                              -------------------------------
                               Notes to Financial Statements
                               -----------------------------




                                            1995                   1994
                                    ----------------------  -----------------------
                                                Operating              Operating
                                      Revenue     Profit      Revenue  Profit/(Loss)
                                    ----------  ----------  ---------- ------------
     Six Months                                      (In thousands)
     ----------
     Educational and Professional
       Publishing                    $  472,906  $  1,849   $  435,133  $  (4,027)
     Financial Services                 391,441   115,276      377,540    112,039
     Information and Media Services     416,983    51,940      395,380     47,760
     ------------------------------  ----------  ---------  ----------  ---------
     Total operating segments         1,281,330   169,065    1,208,053    155,772
     General corporate expense                -   (26,395)           -    (24,570)
     Interest expense - net                   -   (29,079)           -    (24,046)
     ------------------------------  ----------  ---------  ----------  ---------
     Total company                   $1,281,330  $113,591*  $1,208,053  $ 107,156*
                                     ==========  =========  ==========  =========

     *Income before taxes on income.

                         The McGraw-Hill Companies, Inc.
                         -------------------------------
                          Notes to Financial Statements
                          -----------------------------

 3.  The allowance for doubtful accounts, the components of inventory and the accumulated amortization of prepublication costs were as follows:
                                         June 30,     Dec. 31,     June 30,
                                           1995         1994         1994
                                         ---------    ---------    ---------
                                                    (In thousands)
     Allowance for doubtful accounts     $  79,958    $  78,732    $  79,201
                                         =========    =========    =========
     Inventories:
        Finished goods                   $ 189,993    $ 140,168    $ 187,936
        Work-in-process                     68,751       47,795       57,541
        Paper and other materials           36,983       25,290       20,910
                                         ---------    ---------    ---------
     Total inventories                   $ 295,727    $ 213,253    $ 266,387
                                         =========    =========    =========

     Accumulated amortization of
        prepublication costs             $ 354,248    $ 346,172    $ 279,555
                                         =========    =========    =========

4. A subsidiary of J.J. Kenny Co. acts as an undisclosed agent in the purchase and sale of municipal securities for broker-dealers and dealer banks and the company had $252 million of matched purchase and sale commitments at June 30, 1995. Only those transactions not closed at the settlement date are reflected in the balance sheet as receivables and payables.

5.   A summary of long-term debt follows:
                                              June 30,    Dec. 31,     June 30,
                                               1995         1994         1994
                                             ---------    ---------    ---------
                                                        (In thousands)
     9.43% senior notes due 2000             $ 250,000    $ 250,000    $ 250,000
     Commercial paper supported by
       bank revolving credit agreement         400,000      400,000      500,000
     Other                                       7,705        7,517        7,932
                                             ---------    ---------    ---------
     Total long-term debt                    $ 657,705    $ 657,517    $ 757,932
                                             =========    =========    =========


                         The McGraw-Hill Companies, Inc.
                         -------------------------------
                          Notes to Financial Statements
                          -----------------------------

 6.  Common shares reserved for issuance, for conversions and for stock based awards were as follows:
                                              June 30,     Dec. 31,     June 30,
                                                1995         1994         1994
                                              ---------    ---------    ---------
     $1.20 convertible preference stock
       at the rate of 3.3 shares for each
       share of preference stock                  4,673        4,996        5,046
     Stock based awards                       3,804,574    4,055,114    4,230,568
                                              ---------    ---------    ---------
                                              3,809,247    4,060,110    4,235,614
                                              =========    =========    =========

     Common shares reserved for issuance at June 30 and December 31, 1994 were restated to include 2.3 million shares under the 1993 Key Employee Stock
     Incentive Plan. No stock options under the 1993 Plan were issued prior to 1995.

 7.  Cash dividends per share declared during the periods were as follows:
CAPTION>

                                   Three Months              Six Months
                                   -------------           -------------
                                   1995     1994            1995    1994
                                   ----     ----           -----   -----
      Common stock                 $.60     $.58           $1.20   $1.16
      Preference stock              .30      .30             .60     .60



Item 2.        Management's Discussion and Analysis of Operating
               -------------------------------------------------
                    Results and Financial Condition
                    -------------------------------

Operating Results - Comparing Periods Ended June 30, 1995 and 1994
- ------------------------------------------------------------------


Three Months
- ------------

Consolidated Review
- -------------------

Operating revenue for the quarter grew $64.5 million, or 10%, over the 1994 quarter to $712.8 million primarily due to volume increases in Educational and Professional Publishing, reflecting strong school publishing business. Revenues also improved in the Financial Services segment, in both Financial Information Services and S&P Ratings, and in the Information and Media Services segment, primarily at Business Week. Net income increased 10% to $52.8 million primarily due to school publishing. Earnings per share were $1.06 versus 97 cents last year.

Total expenses in 1995 increased $52.7 million, or 9.4%, reflecting primarily costs associated with the increased revenues, continued investments at S&P Ratings and costs related to new electronic products for the construction information market.

Net interest expense increased $3.6 million, or 28.3%, reflecting an increase in average commercial paper interest rates from 3.8% in 1994 to 6.2% in 1995. The impact of the higher rates was partially offset by reduced average commercial paper borrowing levels from the prior year.

The provision for taxes as a percent of income before taxes was 41.2% in both 1994 and 1995.

Segment Review
- --------------

Educational and Professional Publishing revenue increased $42.8 million, or 16.5%, to $301.6 million. The increase is due to strong sales by the McGraw-Hill School Publishing Company, primarily in the key 1995 adoption states of Texas and California. Revenues in the quarter were enhanced by some early ordering activity. Glencoe, the secondary and vocational publisher, performed particularly well. Excluding school publishing, the revenues of the company's other publishing operations declined slightly from last year. International publishing revenues were flat, with improvement in all major regions offsetting depressed market conditions in Mexico. Revenues in legal publishing declined due to the timing of the publishing program. Operating profit for the segment improved $10.3 million, or 49.3%, to $31.2 million due to the strong school publishing performance. The company has announced that Shepard's/McGraw-Hill, its legal information service unit, plans to divest its topical publishing business to concentrate on its core business, legal citations.

Financial Services' revenue grew $9.0 million, or 4.9%, and operating profit increased $2.7 million, or 5.1%. Financial Information Services'revenues and profits gained in the quarter, led by Platt's and MMS International, reflecting continued broader distribution of products over third-party networks. Operating profits were favorable to last year due to the higher revenues, cost containment and the continued turnaround at DRI/McGraw-Hill. S&P Ratings' revenues increased from last year as new bond issuance began to improve, particularly in June. S&P Ratings' global expansion also yielded higher revenues. Operating profits were flat with last year due to continuing investments for expansion.

Information and Media Services revenue increased $12.7 million, or 6.2%, while operating profit declined $0.8 million, or 2.4%. Business Week revenue gained significantly in the quarter, despite one less issue than a year ago, while revenues for Tower Group International also increased, partly due to the acquisition of UCB Canada, Ltd. Broadcasting was flat with last year. The drop in segment operating profit is largely due to the Construction Information Group, where there was a decline in revenues and profits for the construction magazines and increased costs in Dodge related to the introduction of new electronic products. The change in network affiliation for the company's Denver broadcast station from CBS to ABC announced last year has been delayed but is expected to be completed in the third quarter.

Six Months
- ----------

Consolidated Review
- -------------------

For the first half of the year, operating revenue of $1.3 billion was $73.3 million, or 6.1%, ahead of 1994. School publishing was the major contributor to the revenue growth, with Financial Information Services and Business Week also recording increases. Total expenses in 1995 increased $63.9 million, or 5.9%, reflecting primarily the increased revenues and continued investments in S&P Ratings. Net income increased 6.0% to $66.8 million from $63 million. Earnings per share were $1.34 versus $1.27 last year.

Net interest expense increased $5.0 million, or 20.9%, reflecting an increase in average commercial paper interest rates from 3.6% in 1994 to 6.2% in 1995. The impact of the higher rates was partially offset by reduced average commercial paper borrowing levels from the prior year.

The provision for taxes as a percent of income before taxes was 41.2% in both 1994 and 1995.

Segment Review
- --------------

Educational and Professional Publishing revenue increased $37.8 million, or 8.7%, to $472.9 million. School publishing accounts for most of the revenue rise, with small increases also in domestic professional publishing and at the Continuing Education Center. Internationally, revenues improved slightly with strong results in Europe and Asia offset by a significant decline in Mexico, reflecting depressed market conditions. Medical publishing revenues declined reflecting the prior year publication of "Harrison's Principles of Internal Medicine," which is published every four years. Operating profit improved to $1.8 million compared to an operating loss of $4.0 million in 1994 due to the improved revenues in school publishing and professional publishing, partially offset by declines in medical publishing and Shepard's, reflecting publication timing within each fiscal year.

Financial Services' revenue increased $13.9 million, or 3.7%, to $391.4 million. Operating profit improved $3.2 million, or 2.9%. Financial Information Services' revenues and profits increased reflecting continued growth in financial information products, particularly in Financial Data Services, comprised of S&P Comstock, Platt's and MMS International. Profits were also enhanced by the continued turnaround at DRI/McGraw-Hill. Despite significant declines in new issuance volume in the U.S. corporate bond market, revenues improved at S&P Ratings due to growth in new ratings services and continued global expansion. S&P Ratings' profits declined from last year due to continuing investment to expand the business.

Information and Media Services revenue increased $21.6 million, or 5.5%, to $417.0 million while operating profit improved $4.2 million, or 8.8%. Business Week and Tower Group International had revenue gains with Business Week accounting for most of the profit increase; Tower profits declined due to higher costs for new products. Broadcasting results improved over the prior year. Profits in the Construction Information Group declined reflecting new product costs and reduced revenues for the group's magazines.


Financial Condition - June 30, 1995 versus December 31, 1994
- ------------------------------------------------------------

The company continues to maintain a strong financial position. Cash used in operating activities totaled $15.1 million compared to cash flow generated from operations last year of $83.7 million. This year-to-year decline in the cash flow from operations largely reflects seasonal factors related to 1995 school publishing adoptions, such as inventory purchases and sampling costs. Total debt was $944.2 million, an increase of $170.4 million from year-end, net of the increase in cash balance of $11 million. The increase in debt reflects the seasonal factors noted above, as well as the acquisition of UCB Canada, Ltd.

The increased seasonality of the company's businesses caused by the 1993 acquisition of the Macmillan/McGraw-Hill School Publishing Company has impacted the company's borrowing patterns during the year. The company now borrows during the first half of the fiscal year and generates cash in the second half of the year, primarily from fourth quarter collections from customers in the education markets. This pattern is magnified in years where there is significant state adoption activity, such as in 1995. Cash expenditures related to the consolidation of book publishing operations, primarily for severance costs and lease terminations, had a minimal impact on the company's liquidity.

Commercial paper borrowings at June 30, 1995 totaled $675.5 million, an increase of $177 million from December 31, 1994. Commercial paper debt is supported by a $800 million revolving credit agreement with a group of banks terminating in November 1999, and $400 million has been classified as long-term. There are no amounts outstanding under this agreement.

Under a shelf registration which became effective with the Securities and Exchange Commission in mid-1990, the company can issue an additional $250 million of debt securities. The new debt could be used to replace a portion of the commercial paper borrowings with longer term securities, when and if interest rates are attractive and markets are favorable.

Accounts receivable, before reserves, of $861.3 million increased $24.6 million from the end of 1994, due primarily to second quarter school publishing sales. Receivables were $87.6 million higher than at June 30, 1994, due primarily to the more favorable 1995 school publishing adoption cycle as well as revenue growth in the company's other businesses. Number of days sales outstanding, a key indicator of collection efficiency, improved two days from June 1994.

Inventories increased $82.5 million to $295.7 million from the end of 1994 due primarily to the seasonal requirements for school publishing and the seasonal buildup for the annual Sweet's Files. Inventories were $29.3 million higher than at June 30, 1994 due to the 1995 school publishing adoptions.

Net prepublication costs at June 30 increased $7.5 million from the end of 1994 to $278.0 million due to additional investment in new titles and school programs net of year to date amortization expense. 1995 year to date prepublication cost investment totaled $57.3 million, an increase of $1.4 million compared to the comparable six month period in 1994. Net prepublication costs were $19.9 million lower than at June 30, 1994 as amortization has exceeded spending in the twelve months ended June 30, 1995.

Purchases of property and equipment during the first six months totaled $21.5 million, primarily for computer equipment for the market focus groups. This spending approximated 1994's spending level.

                                     PART II

                                Other Information



Item 4.  Submission of Matters to a Vote of Security Holders at Annual
         -------------------------------------------------------------
         Meeting of Shareholders.
         -----------------------

The 1995 annual meeting of shareholders of the Registrant was held on April 26, 1995. The matters voted on and the results of the vote are as follows:

         (a)  The following nominees, having received the FOR votes set forth opposite their respective names, were duly elected directors of the
         Registrant for three-year terms:
    DIRECTOR                           FOR            WITHHOLD AUTHORITY
- ---------------------              ------------       ------------------
George B. Harvey                    44,015,430             150,355

Richard H. Jenrette                 43,963,129             202,667

Lois Dickson Rice                   43,955,413             210,383

The terms of office of the following directors continued after the meeting:
Joseph L. Dionne, Don Johnston, Harold W. McGraw III, Alva O. Way, Linda Koch Lorimer, Vartan Gregorian, John T. Hartley, Peter O. Lawson-Johnston, Paul J. Rizzo and James H. Ross.

         (b) Shareholders approved an amendment to the Registrant's restated certificate of incorporation to change the corporate name of the Registrant from "McGraw-Hill, Inc." to "The McGraw-Hill Companies, Inc." The vote was 42,926,978 shares FOR and 1,107,375 shares AGAINST, with 131,442 shares abstaining and no broker nonvotes.

         (c) Shareholders ratified the appointment of Ernst & Young LLP as independent auditors for the Registrant and its subsidiaries for 1995. The vote was 44,065,009 shares FOR and 44,589 shares AGAINST, with 56,198 shares abstaining and no broker nonvotes.

         (d) A shareholder proposal requesting the elimination of the election of directors by three separate classes was not approved. The vote was 19,013,038 shares FOR and 22,053,920 shares AGAINST, with 193,195 shares abstaining and 2,905,643 broker nonvotes.

         (e) A shareholder proposal requesting the elimination of pension plans for non-employee directors was not approved. The vote was 10,729,130 shares FOR and 30,005,960 shares AGAINST, with 525,554 shares abstaining and 2,905,143 broker nonvotes.

Item 6.  Exhibits and Reports on Form 8-K                     Page Number
         --------------------------------                     -----------

  a)     Exhibits

  3(i)   Amendment to Registrant's Restated Certificate
         of Incorporation.                                       17-18

  3(ii)  Amendment to Registrant's By-Laws.                      19-30

  12     Computation of ratio of earnings to fixed charges.        31

  27     Financial Data Schedule.                                  32

  b)     Reports on Form 8-K.

         A Report on Form 8-K was filed by the Registrant on May 2, 1995.
         Item 5 (Other Events) was reported on in said Form 8-K which disclosed the change in the Registrant's name from McGraw-Hill, Inc. to The McGraw-Hill Companies, Inc.

                              SIGNATURES
                              ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                    The McGRAW-HILL COMPANIES, INC.
                                    --------------------------------




Date:  8/10/95                      By       Robert J. Bahash
     ------------------               ------------------------------
                                             Robert J. Bahash
                                         Executive Vice President
                                         and Chief Financial Officer




Date:  8/10/95                      By     Thomas J. Kilkenny
     ------------------               ------------------------------
                                           Thomas J. Kilkenny
                                      Vice President and Controller




Date:  8/10/95                      By      Kenneth M. Vittor
     ------------------               ------------------------------
                                            Kenneth M. Vittor
                                          Senior Vice President
                                          and General Counsel

                                                                  Exhibit 3(i)

                            CERTIFICATE OF AMENDMENT

                                     OF THE

                          CERTIFICATE OF INCORPORATION

                              OF McGRAW-HILL, INC.

                UNDER SECTION 805 OF THE BUSINESS CORPORATION LAW
                -------------------------------------------------

It is hereby certified that:

     (1) The name of the Corporation is McGRAW-HILL, INC. The name under which the Corporation was formed was McGraw-Hill Publishing Company, Inc. which name was changed to McGraw-Hill, Inc. on January 2, 1964.

     (2) The Certificate of Incorporation of the Corporation was filed by the Department of State on December 29, 1925.

     (3) Article I of the Certificate of Incorporation of the Corporation is hereby amended to effect a change in the Corporation's name from "McGraw-Hill, Inc." to "The McGraw-Hill Companies, Inc." Article I of the Certificate of Incorporation of the Corporation is hereby amended to read as follows:

                    "ARTICLE I.  The Corporate name shall be:
                        The McGraw-Hill Companies, Inc."

     (4) This Amendment to the Certificate of Incorporation of the Corporation was properly authorized by vote at a meeting of the board of directors, duly held on January 25, 1995, followed by the vote of the holders of at least a majority of all outstanding shares of Common Stock and $1.20 Convertible Preference Stock, voting together as a single class, entitled to vote thereon at the Annual Meeting of Shareholders of the Corporation duly held on April 26, 1995.

     IN WITNESS WHEREOF, this Certificate has been signed this 26th day of April, 1995.

                              /s/        Robert N. Landes
                              ------------------------------------
                              Robert N. Landes
                              Executive Vice President



                              /s/        Scott L. Bennett
                              ------------------------------------
                              Scott L. Bennett
                              Assistant Secretary

STATE OF NEW YORK        )
                         )    ss.:
COUNTY OF NEW YORK       )




     ROBERT N. LANDES, being duly sworn deposes and says that he is the person who signed the foregoing Certificate of Amendment; that he signed said Certificate in the capacity set forth beneath his signature thereon; that he has read said Certificate and knows the contents thereof; and that the statements contained therein are true to his own knowledge.




                                   /s/   Robert N. Landes
                                   -------------------------------
                                   Robert N. Landes
                                   Executive Vice President



Subscribed and sworn to
before me on April 26, 1995




/s/      Peter J. O'Conor
- ----------------------------------------
Notary Public, State of New York
No. 41-4816506, Qual. in Queens County
Certificate Filed in New York County
Commission Expires May 31, 1996

                                                                 Exhibit 3(ii)


                         THE McGRAW-HILL COMPANIES, INC.

                                     BY-LAWS
                                     -------

                           (As amended July 26, 1995)
                           --------------------------

                                    ARTICLE I
                                    ---------
                                  STOCKHOLDERS
                                  ------------

      1. A meeting of the stockholders shall be held annually, wheresoever designated by the Board of Directors on the last Wednesday in April of each year or on such other date as a resolution of the Board of Directors may designate, for the purpose of electing directors, hearing the reports of officers and directors, and for the transaction of such other business required or authorized to be transacted by the stockholders. Any previously scheduled annual or special meeting of stockholders may be postponed by resolution of the Board of Directors, upon public notice given prior to the date scheduled for such meeting.

      2. Unless waived in writing by all stockholders, notice of the time, place and object of such meeting shall be given by mailing, at least ten days previous to such meeting, postage prepaid, a copy of such notice, addressed to each stockholder at his address as the same appears on the books of the Company.

      3. Special meetings of stockholders for whatsoever purpose shall be held at the principal office of the Company or at such other place as may be designated by a resolution of the Board of Directors and may only be called pursuant to a resolution approved by a majority of the Board of Directors.

      4. Notice of each special meeting, except where otherwise expressly provided by statute, and unless waived in writing by every stockholder entitled to vote, stating the time, place and in general terms the purpose or purposes thereof, shall be mailed not less than thirty nor more than fifty days prior to the meeting to each stockholder at his address as the same appears on the books of the Company.

      5. At a meeting of stockholders the holders of a majority of the shares entitled to vote, being present in person or represented by proxy, shall be a quorum for all purposes, except where otherwise provided by statute or by the certificate of incorporation.

      6. If at any meeting a quorum shall fail to attend in person or by proxy, a majority in interest of stockholders entitled to vote present or represented by proxy at such meeting may adjourn the meeting from time to time without further notice until a quorum shall attend and thereupon any business may be transacted which might have been transacted at the meeting as originally called had the same been then held. The Chairman of a meeting of stockholders may adjourn such meeting from time to time, whether or not there is a quorum of stockholders at such meeting.

      7. The Chairman of the Board, and in his absence the President, and in his absence a Chairman appointed by the Board of Directors, shall call meetings of the stockholders to order and shall act as Chairman thereof.

      8. The Secretary of the Company shall act as Secretary at all meetings of the stockholders and in his absence the Chairman of the meeting may appoint any person to act as Secretary.

      9. At each meeting of stockholders every stockholder entitled to vote may vote in person or by proxy, and shall have one vote for each share of stock registered in his name. The Board of Directors may fix a day not more than fifty days prior to the day of holding any meeting of the stockholders as the day as of which stockholders entitled to notice of and to vote at such meeting shall be determined, and all persons who shall be holders of record of voting stock at such time and no other shall be entitled to notice of and to vote at such meeting.

     10. At all elections of directors the polls shall be opened and closed, the proxies shall be received and taken in charge and all ballots shall be received and counted by two inspectors who shall be appointed by the Board. If any inspector shall fail to attend or refuse to act, the vacancy may be filled at the meeting by the Chairman of the meeting. No candidate for election as director shall be appointed an inspector.

     11. The inspectors shall, before entering upon the discharge of their duties, be sworn to faithfully execute the duties of inspector at such meeting with strict impartiality and according to the best of their ability.

                          ARTICLE I-A
                          -----------
             NOMINATION OF DIRECTORS AND PRESENTATION
              OF BUSINESS AT STOCKHOLDER MEETINGS
             ----------------------------------------

      1. Nominations of persons for election to the Board of Directors of the Company and the proposal of business to be considered by the stockholders may be made at an annual meeting of stockholders (i) pursuant to the Company's notice of meeting, (ii) by or at the direction of the Board of Directors or (iii) by any stockholder of the Company who was a stockholder of record at the time of giving of notice provided for in this Article I-A, who is entitled to vote at the meeting and who complied with the notice procedures set forth in this
Article I-A.

      2. For nominations or other business to be properly brought before an annual meeting by a stockholder pursuant to clause (iii) of Section 1 of this
Article I-A, the stockholder must have given timely notice thereof in writing to the Secretary of the Company. To be timely, a stockholder's notice shall be delivered to the Secretary at the principal executive offices of the Company not less than 60 days nor more than 90 days prior to the first anniversary of the preceding year's annual meeting; provided, however, that in the event that the date of the annual meeting is advanced by more than 30 days or delayed by more than 60 days from such anniversary date, notice by the stockholder to be timely must be so delivered not earlier than the 90th day prior to such annual meeting and not later than the close of business on the later of the 60th day prior to such annual meeting or the 10th day following the day on which public announcement of the date of such meeting is first made. Such stockholder's notice shall set forth (i) as to each person whom the stockholder proposes to nominate for election or reelection as a director all information relating to such person that is required to be disclosed in solicitations of proxies for election of directors, or is otherwise required, in each case pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the "Exchange Act") (including such person's written consent to being named in the proxy statement as a nominee and to serving as a director if elected); (ii) as to any other business that the stockholder proposes to bring before the meeting, a brief description of the business desired to be brought before the meeting, the reasons for conducting such business at the meeting and any material interest in such business of such stockholder and the beneficial owner, if any, on whose behalf the proposal is made; (iii) as to the stockholder giving the notice and the beneficial owner, if any, on whose behalf the nomination or proposal is made (a) the name and address of such stockholder, as they appear on the Company's books, and of such beneficial owner and (b) the class and number of shares of the Company which are owned beneficially and of record by such stockholder and such beneficial owner.

          Notwithstanding anything in the second sentence of this Section 2 to the contrary, in the event that the number of directors to be elected to the Board of Directors of the Company is increased and there is no public announcement naming all of the nominees for director or specifying the size of the increased Board of Directors made by the Company at least 70 days prior to the first anniversary of the preceding year's annual meeting, a stockholder's notice shall also be considered timely, but only with respect to nominees for any new positions created by such increase, if it shall be delivered to the Secretary at the principal executive offices of the Company not later than the close of business on the 10th day following the day on which such public announcement is first made by the Company.

      3. Only such business shall be conducted at a special meeting of stockholders as shall have been brought before the meeting pursuant to the Company's notice of meeting. Nominations of persons for election to the Board of Directors may be made at a special meeting of stockholders at which directors are to be elected pursuant to the Company's notice of meeting (A) by or at the direction of the Board of Directors or (B) provided that the Board of Directors has determined that directors shall be elected at such special meeting, by any stockholder of the Company who is a stockholder of record at the time of giving of notice provided for in this Article I-A, who shall be entitled to vote at the meeting and who complies with the notice procedures set forth in this Article I-
A. In the event the Company calls a special meeting of stockholders for the purpose of electing one or more directors to the Board, any such stockholder may nominate a person or persons (as the case may be), for election to such position(s) as specified in the Company's notice of meeting, if the stockholder's notice required by Section 2 of this Article I-A shall be delivered to the Secretary at the principal executive offices of the Company not earlier than the 90th day prior to such special meeting and not later than the close of business on the later of the 60th day prior to such special meeting or the 10th day following the day on which public announcement is first made of the date of the special meeting and of the nominees proposed by the Board of Directors to be elected at such meeting.

      4. Only such persons who are nominated in accordance with the procedures set forth in this Article I-A shall be eligible to serve as directors and only such business shall be conducted at a meeting of stockholders as shall have been brought before the meeting in accordance with the procedures set forth in this Article I-A. The Chairman of the meeting of stockholders shall have the power and duty to determine whether a nomination or any business proposed to be brought before the meeting was made in accordance with the procedures set forth in this Article I-A and, if any proposed nomination or business is not in compliance with this Article I-A, to declare that such defective nominations or proposal shall be disregarded.

      5. For purposes of this Article I-A, "public announcement" shall mean disclosure in a press release reported by the Dow Jones News Service, Associated Press or comparable national news service or in a document publicly filed by the Company with the Securities and Exchange Commission pursuant to Sections 13, 14 or 15(d) of the Exchange Act.

      6. Notwithstanding the foregoing provisions of this Article I-A, a stockholder shall also comply with all applicable requirements of the Exchange Act and the rules and regulations thereunder with respect to the matters set forth in this Article I-A. Nothing in this Article I-A shall be deemed to affect any rights of stockholders to request inclusion of proposals in the Company's proxy statement pursuant to Rule 14a-8 under the Exchange Act.

                                   ARTICLE II
                                   ----------
                                BOARD OF DIRECTORS
                                ------------------

      1. The business and affairs of the corporation shall be managed under the direction of the Board of Directors. Unless and until changed as provided in this Section 1 of this Article II, the number of directors constituting the Board of Directors shall be fourteen (14). The Board of Directors shall have power from time to time and at any time, by vote of a majority of the total number of directors which the corporation would have if there were no vacancies on the Board, to increase or reduce the number of directors constituting the Board of Directors to such number (subject to any limits contained in the certificate of incorporation) as the Board of Directors shall determine, but in no event to less than twelve (12) or more than twenty-five (25). Subject to the express terms and conditions of the certificate of incorporation and these By-Laws, the directors shall have the usual and customary powers and duties of directors of a corporation; also any and all powers given and permitted by law; and also power to exercise any and all powers of the corporation, and to do any and all acts without any prior action taken or consent given by the stockholders, unless required by law, or the certificate of incorporation, or by these By-Laws; the directors may exercise all powers, and do all acts and things which are not, by statute or by the certificate of incorporation or these By-Laws, expressly directed or required to be exercised or done by the stockholders.

      2. Without prejudice to the general powers conferred by the last preceding section, and the other powers conferred by the certificate of incorporation and by these By-Laws, it is hereby expressly declared that the Board of Directors shall have the following powers, that is to say:

FIRST:
- -----    From time to time to make and change rules and regulations, not inconsistent with these By-Laws, for the management of the Company's business and affairs.

SECOND:
- ------   To purchase or otherwise acquire for the Company and property, rights or privileges which the Company is authorized to acquire, at such price and on such terms and conditions, and for such consideration, as they shall, from time to time, see fit.

THIRD:
- -----    At their discretion to pay for any property or rights acquired by the Company, either wholly or partly, in money or in stocks, bonds, debentures or other securities of the Company.

FOURTH:
- ------   To appoint and at their discretion remove or suspend such
subordinate officers, agents or servants, permanently or temporarily, as they may, from time to time, think fit, and to determine their duties, and fix, and, from time to time, change their salaries or emoluments, and to require security in such instance and in such amounts as they think fit.

FIFTH:
- -----    To confer by resolution upon any elected or appointed officer of the Company the power to choose, remove or suspend subordinate officers, agents or servants.

SIXTH:
- -----    To appoint any person or persons to accept and hold in trust for the Company any property belonging to the Company, or in which it is interested, or for any other purpose, and to execute and do all such duties and things as may be requisite in relation to any such trust.

SEVENTH:
- ------- To determine who shall be authorized on the Company's behalf, to sign bills, notes, receipts, acceptances, endorsements, checks, releases, contracts and documents.

EIGHTH:
- ------   From time to time to provide for the management of the affairs of the Company, at home or abroad, in such manner as they see fit, and in particular, from time to time, to delegate any of the powers of the Board of Directors in the course of the current business of the Company, to any special or standing committee or to any officer or agent, and to appoint any persons to be the agents of the Company, with such powers (including the power to sub-delegate), and upon such terms, as may be thought fit.

NINTH:
- -----    To appoint an Executive Committee of three or more directors and such other persons as may be added thereto by specific resolution of the Board, who may meet at stated times, or on notice to all by any of their own number; who shall generally perform such duties and exercise such powers as may be directed or delegated by the Board of Directors from time to time. The Board may delegate to such Committee authority to exercise the powers of the Board while the Board is not in session, except as otherwise provided by law. The Executive Committee shall keep regular minutes of its proceedings and report the same to the Board when required.

      3. Each director shall serve for the term for which he shall be elected and until his successor shall be chosen and shall accept his election, but any director may resign at any time.

      4. The directors may hold their meetings and may have an office and keep the books of the Company at such place or places as the Board from time to time may determine.

      5. A regular meeting of the Board of Directors shall be held each year, either immediately following adjournment of the Annual Meeting of Stockholders or at such other time as may be fixed by the Chairman of the Board or the President but on a date no later than 60 days following the adjournment of the Annual Meeting of Stockholders, for the purpose of electing officers, members of the Executive Committee, members of the other committees of the Board, and to organize the Board for the ensuing year. Regular meetings of the Board of Directors shall also be held monthly at such time and place as may be fixed by the Chairman of the Board, or the President. Notice shall be given to each director of the date of each regular meeting by the Secretary in the same manner as provided in Article II, Section 7, of these By-Laws for notice of special meetings of directors.

      6. Special meetings of the Board shall be held whenever called by the Chairman, or by the President, or by the Secretary upon receiving the written request of a majority of the directors of the Board then in office. If so specified in the notice thereof, any and all business may be transacted by a special meeting.

      7. The Secretary shall give notice to each director of each special meeting by mailing the same, at least two days before the meeting, or by telegraphing or telephoning not later than the day before the meeting. If every director shall be present at any meeting any business may be transacted without previous notice.

      8. A majority of the entire Board of Directors shall constitute a quorum for the transaction of business, except where otherwise provided by statute or by the certificate of incorporation or by these By-Laws, and a majority of those present at the time and place of any regular or special meeting may adjourn the same from time to time without notice.

      9. Any one or more members of the Board may participate in a meeting of the Board by means of a conference telephone or similar communications equipment allowing all persons participating in the meeting to hear each other at the same time. Participation by such means shall constitute presence in person at a meeting.



                                   ARTICLE III
                                   -----------
                                   COMMITTEES
                                   ----------

      1. The Board may appoint such committees, as it may deem advisable. Committees so appointed shall have such powers and duties as may be specified in the resolution of appointment.

      2. Each committee shall keep regular minutes of its proceedings and report the same to the Board when required.

      3. Any one or more members of any such committee may participate in a meeting of such committee by means of a conference telephone or similar communications equipment allowing all persons participating in the meeting to hear each other at the same time. Participation by such means shall constitute presence in person at a meeting.

      4. Any action required or permitted to be taken at any meeting of any committee may be taken without a meeting, if all members of the committee consent in writing to the adoption of a resolution authorizing the action and if the resolution and the written consent thereto are filed with the proceedings of the committee.

                                  ARTICLE IV
                                  ----------
                                   OFFICERS
                                   --------

      1. The elective officers of the Corporation other than directors shall be a Chairman of the Board of Directors, a President, one or more Vice-Presidents, a Secretary and a Treasurer. Any two of the aforesaid offices may be filled by the same person. For purposes of these By-Laws the office of Vice-President also may include one or more Executive Vice-Presidents and one or more Senior Vice-Presidents. The term of office of each of said officers shall continue until the next annual election of directors and the selection of his successor by the Board of Directors. Any officer may, at any time, with or without cause, be suspended or removed from office by the affirmative vote of a majority of the entire Board at a meeting thereof. The Chairman of the Board and the President shall be chosen from among the directors.

      2. The Chairman of the Board when present shall preside at all meetings of the Board of Directors and at all meetings of the stockholders. He shall perform all duties incident to the office of the Chairman of the Board. The Chairman also shall be the Chief Executive Officer of the Corporation and shall be responsible for the general and active supervision and direction of the business, policies and activities of the Corporation, subject to the control of the Board of Directors. He may execute on behalf of the Corporation all authorized deeds, bonds, mortgages, contracts, documents and papers and may affix thereto the corporate seal when required. He shall have power to sign debentures and certificates of stock of the Corporation.

      3. The President shall be the Chief Operating Officer of the Corporation and shall have general responsibility for directing, administering and coordinating the operational phases of the Corporation's business, subject to the control of the Chairman and Chief Executive Officer. He shall have such duties as the Board may from time to time determine or as may be prescribed by these By-Laws. He shall be responsible for seeing that the orders and resolutions of the Board are carried into effect. He may execute on behalf of the Corporation all authorized deeds, bonds, mortgages, contracts, documents and papers and may affix thereto the corporate seal when required. He shall have power to sign debentures and certificates of stock of the Corporation.

          If the office of the Chairman of the Board shall be vacant, or if the person holding that office shall be absent, the President shall preside at meetings of stockholders and of the Board of Directors.

      4. In the absence or inability to act of both the Chairman and the President, the Board may designate any senior corporate officer to perform the duties of temporary Chairman which shall include presiding at meetings of stockholders and of the Board of Directors.

      5. The Board may elect or appoint one or more Vice-Presidents. Each Vice-President shall have such powers and shall perform such duties as may be assigned to him by the Board or by the President. In case of the absence or disability of the President the duties of that office shall be performed by whomever the Board shall determine by resolution.

      6. The Secretary shall be sworn to the faithful discharge of his duties; he shall attend all meetings of the directors and stockholders, and shall record all the proceedings of such meetings in a book to be kept for that purpose, and shall perform like duties for standing committees when required. He shall have charge of the giving of notice of meetings of stockholders and directors, and perform all the duties assigned to him by the Board of Directors, or usual for
the Secretary of a Corporation to perform.   He, or the Treasurer shall, with
the Chairman or President sign all debentures and stock certificates of the Company.

      7. The Treasurer shall keep or cause to be kept full and true books of account and records of all receipts and disbursements, property, assets and liabilities of the Corporation, in books belonging to the Company, and shall deposit all moneys, securities, and valuables of the Corporation in the name of and to the credit of the Corporation, in such depositories as shall be designated by the Board of Directors. He shall disburse funds of the Company as ordered by the Board, taking proper vouchers therefor and shall render to the President and the Board of Directors, at regular meetings or whenever required, an account of all financial transactions of the Company. He shall also have power to sign debentures and certificates of stock of the Company, checks, notes, bills of exchange or other negotiable instruments for and in the name of the Company. He shall perform all other duties incident to the position of Treasurer, subject to the control of the Board.

      8. The Board of Directors shall have power to appoint one or more Assistant Treasurers, Assistant Secretaries, Controller or Assistant Controllers who shall have such powers and perform such duties as may be designated by the Board.

      9. The amount of salaries, wages, or other compensation to be paid to the officers, employees and agents of the Company shall be determined from time to time by the Board or by an Executive Officer or Committee to whom this work shall be delegated. No officer shall be incapacitated to receive a regular salary or fixed compensation by reason of being a director of the Corporation.


                                 ARTICLE IV-A
                                 ------------

      1.  Bank Accounts, Deposits, Checks, Drafts and Orders Issued in the
          ----------------------------------------------------------------
Company's Name.
- --------------- Any two of the following officers: the Chairman, President, any Vice-President, and the Treasurer, Secretary or Controller may from time to time
(1)open and keep in the name and on behalf of the Company, with such banks, trust companies or other depositories as they may designate, general and special bank accounts for the funds of the Company, and (2) terminate any such bank accounts. Any such action by two of the officers as specified above shall be made by an instrument in writing signed by such two officers and filed with the Secretary. A copy of such instrument, certified by the Secretary or an Assistant Secretary, shall be evidence to all concerned that the designations or terminations therein contained are duly authorized on behalf of the Company at the time of the certification.

          All funds and securities of the Company shall be deposited in such banks, trust companies or other depositories as are designated by the Board of Directors or by the aforesaid officers in the manner hereinabove provided, and for the purpose of such deposits, the Chairman, President, any Vice-President, the Secretary, the Controller, the Treasurer or an Assistant Treasurer, and each of them, or any other person or persons authorized by the Board of Directors, may endorse, assign and deliver checks, notes, drafts, and other orders for the payment of money which are payable to the Company.

          All checks, drafts, or orders for the payment of money, drawn in the name of the Company, may be signed by the Chairman, President, any Vice-President, the Secretary, the Treasurer or any Assistant Treasurer, or by any other officer or any employee of the Company who shall from time to time be designated to sign checks, drafts, or orders on all accounts or on any specific account of the Company by an "instrument of designation" signed by any two of the following officers: The Chairman, President, any Vice-President, and the Treasurer, and filed with the Secretary. The Secretary or any Assistant Secretary shall make certified copies of such instruments of designation and such certified copies shall be evidence to all concerned of the authority of the persons designated therein at the time of the certification. An instrument of designation may provide for (1) the facsimile signature of any person authorized to sign by such instrument or by this Section, or (2) the revocation of authority of any person (other than an officer named in this Section) to sign checks, drafts or orders drawn in the name of the Company.

                              ARTICLE IV-B
                              ------------
                            INDEMNIFICATION
                            ---------------

      1. Any person made or threatened to be made a party to any action or proceeding, whether civil or criminal, by reason of the fact that such person or such person's testator or intestate is or was a director, officer or employee of the Corporation or serves or served any other corporation, partnership, joint venture, trust, employee benefit plan or other enterprise in any capacity at the request of the Corporation shall be indemnified by the Corporation, and the Corporation may advance such person's related expenses, to the full extent permitted by law.

           For purposes of this section, references to "the Corporation" shall include, in addition to the resulting corporation, any constituent corporation (including any constituent of a constituent) absorbed in a consolidation or merger which, if its separate existence had continued, would have had power and authority to indemnify its directors, officers, and employees, so that any person who is or was a director, officer or employee of such constituent corporation, or is or was serving at the request of such constituent corporation any other corporation, partnership, joint venture, trust, employee benefit plan or other enterprise in any capacity at the request of the Corporation, shall stand in the same position under the provisions of this section with respect to the resulting or surviving corporation as such person would have with respect to such constituent corporation if its separate existence had continued.

                              ARTICLE V
                              ---------
                            CAPITAL STOCK
                            -------------

      1. The instruments of debentures, certificate of shares of the preferred, preference and common capital stock of the Company shall be in such form as shall be approved by the Board of Directors. The certificates shall be signed by the Chairman of the Board or the President and also by the Secretary or the Treasurer. The seal of the Corporation shall be affixed to all certificates. The signatures of the officers upon a certificate may be facsimiles if the certificate is countersigned by a transfer agent or registered by a registrar other than the Corporation itself or its employee.

      2. All certificates shall be consecutively numbered, and the names of the owners, the number of shares and the date of issue, shall be entered in the Company's books.

      3. The Company or its duly authorized stock transfer agent shall keep a book to be known as the stock book, containing the names, alphabetically arranged, of all persons who are stockholders of the Corporation, showing their places of residence, the number of shares of preferred, preference and common stock held by each respectively, and the time when each became the owner thereof, also entries showing from and to whom such shares shall be transferred, and the number and denomination of all revenue stamps used to evidence the payment of the stock transfer tax as required by the laws of the State of New York, which books shall be open daily, during usual business hours, for inspection by any person who shall have been a stockholder of record in such Corporation for at least six months immediately preceding his demand; or by any person holding or thereunto in writing authorized by the holders of at least five per centum of any class of its outstanding shares, upon at least five days written demand. Persons so entitled to inspect stock books may make extracts therefrom.

      4. Shares shall be transferred only on the books of the Corporation by the holder thereof in person or by his attorney upon the surrender and cancellation of certificates for a like number of shares, and upon tender of stock transfer stamps or the equivalent in money sufficient to satisfy all legal requirements.

      5. The Board may make such rules and regulations as it may deem expedient concerning the issue, transfer and registration of certificates of stock of the Company.

      6. Certificates for shares of stock or for debentures in the Corporation may be issued in lieu of certificates alleged to have been lost, stolen, destroyed, mutilated, or abandoned, upon the receipt of (1) such evidence of loss, theft, destruction or mutilation and a bond of indemnity in such amount, upon such terms and with such surety, if any, as the Board of Directors may require in each specific case, or (2) a request by an appropriate governmental agency or representative for the reissuance of a stock certificate claimed to be abandoned or escheated in accordance with the abandoned property or similar law of the state, or (3) in accordance with general resolutions.

                                ARTICLE VI
                                ----------
                                   SEAL
                                   ----

      1. The Board shall provide a suitable seal, containing the name of the Corporation, the year of its creation, and the words "Corporate Seal, N.Y." or other appropriate words, which seal shall be in charge of the Secretary, to be used as directed by the Board.

                               ARTICLE VII
                               -----------
                               FISCAL YEAR
                               -----------

      1. The fiscal year of the Corporation shall begin the first business day in January.


                                ARTICLE VIII
                                ------------
                         NOTICE AND WAIVER OF NOTICE
                         ---------------------------

      1. Any notice required to be given by these By-Laws may be given by mailing the same addressed to the person entitled thereto at his address as shown on the Company's books, and such notice shall be deemed to be given at the time of such mailing.

      2. Any stockholder, director or officer may waive any notice required to be given by these By-Laws.

                                ARTICLE IX
                                ----------
                                AMENDMENTS
                                ----------

      1. Subject to the terms and conditions of the certificate of incorporation, the Board of Directors shall have power to make, amend, and repeal the By-Laws of the corporation, by a vote of the majority of all the directors present at any regular or special meeting of the Board, provided a quorum is in attendance and provided further that notice of intention to make, amend or repeal the By-Laws in whole or in part at such meeting shall have been previously given to each member of the Board.

                                                              Exhibit 12
                         The McGraw-Hill Companies, Inc.
                         -------------------------------
                Computation of Ratio of Earnings to Fixed Charges
                -------------------------------------------------
                           Periods Ended June 30, 1995
                           ---------------------------




                                                  Six        Twelve
                                                 Months      Months
                                                ---------   ---------
                                                   (In thousands)
Earnings
    Earnings from continuing operations
      before income tax expense (Note)......    $ 111,369   $ 348,538
    Fixed charges...........................       46,285      90,343
    Capitalized interest....................         (233)       (399)
                                                ---------   ---------
       Total Earnings.......................    $ 157,421   $ 438,482
                                                =========   =========
Fixed Charges (Note)
    Interest expense........................    $  31,409   $  61,270
    Portion of rental payments deemed to be
      interest..............................       14,876      29,073
                                                ---------   ---------
       Total Fixed Charges..................    $  46,285   $  90,343
                                                =========   =========

Ratio of Earnings to Fixed Charges                   3.4x        4.9x







(Note) For purposes of computing the ratio of earnings to fixed charges, "earnings from continuing operations before income taxes" excludes undistributed equity in income of less than 50%-owned companies. "Fixed charges" consist of (1) interest on debt and capital leases, and (2) the portion of the company's rental expense deemed representative of the interest factor in rental expense.







                                      -31-