Form 10-Q
period 1995-09-30
MCGRAW-HILL COMPANIES INC
filed 1995-11-14
CIK 64040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                 FORM 10-Q



[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 1995

                                 OR

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

               For the transition period from         to
                                              --------  --------

                     Commission File Number 1-1023

                    THE McGRAW-HILL COMPANIES, INC.
---------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)

              New York                            13-1026995
----------------------------------            -----------------------
(State or other jurisdiction of               (I.R.S. Employer
   incorporation or organization)             Identification No.)

1221 Avenue of the Americas, New York, N.Y.           10020
---------------------------------------------------------------------
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code (212) 512-2000
                                                   ------------------
                          Not Applicable
---------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                       YES [X]              NO[ ]

On October 27, 1995 there were 50,025,062 shares of Common Stock
(par value $1.00 per share) outstanding.

                            The McGraw-Hill Companies, Inc.
                            -------------------------------
                                  TABLE OF CONTENTS
                                  -----------------

                                                                Page Number
                                                                -----------

PART I.  FINANCIAL INFORMATION
------------------------------

  Item 1.  Financial Statements
  -------
             Consolidated Statement of Income for
             the three and nine month periods ended
             September 30, 1995 and 1994                               3

             Consolidated Balance Sheet at September 30, 1995,
             December 31, 1994 and September 30, 1994                 4-5

             Consolidated Statement of Cash Flows for the nine
             months ended September 30, 1995 and 1994                  6

             Notes to Consolidated Financial Statements               7-10


  Item 2.  Management's Discussion and Analysis of Operating
  -------  Results and Financial Condition                           11-14



PART II.  OTHER INFORMATION
---------------------------


  Item 6.  Exhibits and Reports on Form 8-K                          15-17
  -------

                                      PART I


                                Financial Information

Item 1.  Financial Statements
         --------------------

                           The McGraw-Hill Companies, Inc.
                           -------------------------------
                          Consolidated Statement of Income
                          --------------------------------
                      Periods Ended September 30, 1995 and 1994
                      -----------------------------------------

                                       Three Months           Nine Months
                                   --------------------  ----------------------

                                      1995       1994       1995        1994
                                   ---------  ---------  ----------  ----------
                                        (In thousands, except per-share data)
Operating revenue                  $ 904,351  $ 855,517  $2,185,681  $2,063,570
Expenses:
  Operating                          365,512    366,513     971,151     933,356
  Selling and general                264,600    242,472     709,663     667,848
  Depreciation and amortization       81,422     84,972     180,145     178,238
                                   ---------  ---------  ----------  ----------
     Total expenses                  711,534    693,957   1,860,959   1,779,442

Other income - net                     3,473      6,002      14,238      14,636
                                   ---------  ---------  ----------  ----------
Income from operations               196,290    167,562     338,960     298,764

Interest expense - net                16,320     14,224      45,399      38,270
                                   ---------  ---------  ----------  ----------
Income before taxes on income        179,970    153,338     293,561     260,494

Provision for taxes on income         74,148     63,176     120,947     107,324
                                   ---------  ---------  ----------  ----------
Net income                         $ 105,822  $  90,162  $  172,614  $  153,170
                                   =========  =========  ==========  ==========

Earnings per common share          $    2.12  $    1.82  $     3.46  $     3.09
                                   =========  =========  ==========  ==========
Average number of common
  shares outstanding                  49,980     49,537      49,852      49,487





                            The McGraw-Hill Companies, Inc.
                            -------------------------------
                              Consolidated Balance Sheet
                              --------------------------

                                            Sept. 30,     Dec. 31,    Sept. 30,
                                              1995         1994         1994
                                           ----------   ----------   ----------
                                                        (In thousands)
ASSETS

Current assets:
  Cash and equivalents                     $    4,921   $    8,056   $   26,978
  Accounts receivable (net of allowance
    for doubtful accounts) (Note 3)           930,961      757,949      845,754
  Receivable from broker-dealers and
    dealer banks (Note 4)                      11,025       23,047       73,307
  Inventories (Note 3)                        261,410      213,253      232,842
  Prepaid income taxes                         69,881       70,556       92,743
  Prepaid and other current assets             45,147       51,226       38,987
                                           ----------   ----------   ----------
      Total current assets                  1,323,345    1,124,087    1,310,611
                                           ----------   ----------   ----------

Prepublication costs (net of accumulated
  amortization) (Note 3)                      255,571      270,506      271,591

Investments and other assets:
  Investment in Rock-McGraw, Inc. - at
    equity                                     60,985       57,652       56,263
  Prepaid pension expense                     105,192       95,110       95,945
  Other                                       146,258      142,502      149,148
                                           ----------   ----------   ----------
      Total investments and other assets      312,435      295,264      301,356
                                           ----------   ----------   ----------

Property and equipment - at cost              818,797      788,671      780,795
  Less - accumulated depreciation             489,693      442,889      432,631
                                           ----------   ----------   ----------
      Net property and equipment              329,104      345,782      348,164

Goodwill and other intangible assets - at
  cost (net of accumulated amortization)      963,655      972,894      982,330
                                           ----------   ----------   ----------
                                           $3,184,110   $3,008,533   $3,214,052
                                           ==========   ==========   ==========




                           The McGraw-Hill Companies, Inc.
                           -------------------------------
                              Consolidated Balance Sheet
                              --------------------------

                                            Sept. 30,     Dec. 31,    Sept. 30,
                                              1995         1994         1994
                                           ----------   ----------   ----------
                                                        (In thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Notes payable                            $  137,458   $  105,288   $  131,580
  Accounts payable                            171,114      176,314      164,400
  Payable to broker-dealers and dealer
    banks (Note 4)                             11,044       21,909       72,937
  Accrued liabilities                         180,685      177,172      170,361
  Income taxes currently payable              129,046       54,300      115,170
  Unearned revenue                            216,471      239,715      223,132
  Other current liabilities                   238,266      233,287      254,422
                                           ----------   ----------   ----------
      Total current liabilities             1,084,084    1,007,985    1,132,002
                                           ----------   ----------   ----------
Other liabilities:
  Long-term debt (Note 5)                     657,328      657,517      758,083
  Deferred income taxes                       125,184      129,750      113,081
  Accrued postretirement healthcare and
    other benefits                            191,156      191,650      192,854
  Other non-current liabilities               114,523      108,579      109,651
                                           ----------   ----------   ----------
      Total other liabilities               1,088,191    1,087,496    1,173,669
                                           ----------   ----------   ----------
      Total liabilities                     2,172,275    2,095,481    2,305,671
                                           ----------   ----------   ----------
Shareholders' equity (Note 6):
  Capital stock                                51,474       51,474       51,474
  Additional paid-in capital                   76,895       69,314       68,747
  Retained income                           1,005,946      923,052      901,529
  Foreign currency translation adjustments    (49,359)     (45,224)     (25,841)
                                           ----------   ----------   ----------
                                            1,084,956      998,616      995,909

  Less - common stock in treasury-at cost      63,587       76,987       78,043
         unearned compensation on
           restricted stock                     9,534        8,577        9,485
                                           ----------   ----------   ----------
      Total shareholders' equity            1,011,835      913,052      908,381
                                           ----------   ----------   ----------
                                           $3,184,110   $3,008,533   $3,214,052
                                           ==========   ==========   ==========



                            The McGraw-Hill Companies, Inc.
                            -------------------------------
                         Consolidated Statement of Cash Flows
                         ------------------------------------
                For The Nine Months Ended September 30, 1995 And 1994
                -----------------------------------------------------
                                                            1995         1994
                                                          ---------    ---------
                                                              (In thousands)
Cash flows from operating activities
------------------------------------
Net income                                                $ 172,614    $ 153,170
Adjustments to reconcile net income to
    cash provided by operating activities:
  Depreciation                                               49,485       47,312
  Amortization of goodwill and intangibles                   28,434       28,193
  Amortization of prepublication costs                      102,226      102,733
  Provision for losses on accounts receivable                49,427       49,923
  Other                                                         582       (1,790)
Changes in assets and liabilities net of effect of
    acquisitions and dispositions:
  Increase in accounts receivable                          (204,628)    (184,173)
  Increase in inventories                                   (50,108)     (16,876)
  Decrease in accounts payable and accrued expenses          (6,833)     (26,767)
  Increase in interest and income taxes payable              69,547       72,590
  Net change in other assets and liabilities                (24,369)       5,352
---------------------------------------------------       ---------    ---------
Cash provided by operating activities                       186,377      229,667
---------------------------------------------------       ---------    ---------
Investing activities
--------------------
  Purchases of property and equipment                       (32,045)     (54,751)
  Investment in prepublication costs                        (89,150)     (88,517)
  Disposition of property and equipment                         474        4,680
  Acquisition of businesses                                 (26,165)        (717)
  Other                                                       1,129        2,655
---------------------------------------------------       ---------    ---------
Cash used for investing activities                         (145,757)    (136,650)
---------------------------------------------------       ---------    ---------
Financing activities
--------------------
  Dividends paid to shareholders                            (89,720)     (85,891)
  Additions to/(repayment of) short-term debt - net          32,478      (39,523)
  Exercise of Stock Options                                  15,828       11,401
  Other                                                      (2,341)          21
---------------------------------------------------       ---------    ---------
Cash used for financing activities                          (43,755)    (113,992)
---------------------------------------------------       ---------    ---------
Net change in cash and equivalents                           (3,135)     (20,975)

Cash and equivalents at beginning of period                   8,056       47,953
---------------------------------------------------       ---------    ---------
Cash and equivalents at end of period                     $   4,921    $  26,978
                                                          =========    =========


                         The McGraw-Hill Companies, Inc.
                         -------------------------------
                          Notes to Financial Statements
                          -----------------------------

 1. The financial information in this report has not been audited, but in the opinion of management all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly such information have been included. The operating results for the three and nine month periods ended September 30, 1995 and 1994 are not necessarily indicative of results to be expected for the full year due to the seasonal nature of some of the company's businesses. The financial statements included herein should be read in conjunction with the financial statements and notes included in the company's Annual Report on Form 10-K for the year ended December 31, 1994.

     Certain prior year amounts have been reclassified for comparability purposes.

 2.  Operating profit by segment is total operating revenue less expenses which are deemed to be related to the unit's operating revenue.  A summary of operating results by segment for the three months and nine months ended
     September 30, 1995 and 1994 follows:
                                              1995                   1994
                                      --------------------   ---------------------
                                                 Operating               Operating
                                       Revenue    Profit      Revenue     Profit
                                      ---------  ---------   ---------   ---------
     Three Months                                     (In thousands)
     ------------
     Educational and Professional
       Publishing                      $496,709   $134,256    $483,212    $116,695
     Financial Services                 193,953     57,359     179,552      49,410
     Information and Media Services     213,689     21,878     192,753      16,438
     --------------------------------  --------   --------    --------    --------
     Total operating segments           904,351    213,493     855,517     182,543
     General corporate expense                -    (17,203)          -     (14,981)
     Interest expense - net                   -    (16,320)          -     (14,224)
     --------------------------------  --------   --------    --------    --------
     Total company                     $904,351   $179,970*   $855,517    $153,338*
                                       ========   ========    ========    ========

     *Income before taxes on income.


                              The McGraw-Hill Companies, Inc.
                              -------------------------------
                               Notes to Financial Statements
                               -----------------------------




                                            1995                   1994
                                     --------------------   ---------------------
                                                Operating               Operating
                                      Revenue    Profit      Revenue     Profit
                                     ---------- ---------   ----------  ---------
     Nine Months                                    (In thousands)
     -----------
     Educational and Professional
       Publishing                    $  969,615  $136,105   $  918,345   $112,668
     Financial Services                 585,394   172,635      557,092    161,449
     Information and Media Services     630,672    73,818      588,133     64,198
     ------------------------------  ----------  --------   ----------   --------
     Total operating segments         2,185,681   382,558    2,063,570    338,315
     General corporate expense                -   (43,598)           -    (39,551)
     Interest expense - net                   -   (45,399)           -    (38,270)
     ------------------------------  ----------  --------   ----------   --------
     Total company                   $2,185,681  $293,561*  $2,063,570   $260,494*
                                     ==========  ========   ==========   ========

     *Income before taxes on income.

                         The McGraw-Hill Companies, Inc.
                         -------------------------------
                          Notes to Financial Statements
                          -----------------------------

 3.  The allowance for doubtful accounts, the components of inventory and the accumulated amortization of prepublication costs were as follows:
                                         Sept. 30,     Dec. 31,    Sept. 30,
                                           1995         1994         1994
                                         ---------    ---------    ---------
                                                    (In thousands)
     Allowance for doubtful accounts     $  80,976    $  78,732    $  79,069
                                         =========    =========    =========
     Inventories:
        Finished goods                   $ 162,021    $ 140,168    $ 149,559
        Work-in-process                     61,413       47,795       61,441
        Paper and other materials           37,976       25,290       21,842
                                         ---------    ---------    ---------
     Total inventories                   $ 261,410    $ 213,253    $ 232,842
                                         =========    =========    =========

     Accumulated amortization of
        prepublication costs             $ 409,095    $ 346,172    $ 335,164
                                         =========    =========    =========

4. A subsidiary of J.J. Kenny Co. acts as an undisclosed agent in the purchase and sale of municipal securities for broker-dealers and dealer banks and the company had $247 million of matched purchase and sale commitments at September 30, 1995. Only those transactions not closed at the settlement date are reflected in the balance sheet as receivables and payables.

5.   A summary of long-term debt follows:
                                             Sept. 30,    Dec. 31,     Sept. 30,
                                               1995         1994         1994
                                             ---------    ---------    ---------
                                                        (In thousands)
     9.43% senior notes due 2000             $ 250,000    $ 250,000    $ 250,000
     Commercial paper supported by
       bank revolving credit agreement         400,000      400,000      500,000
     Other                                       7,328        7,517        8,083
                                             ---------    ---------    ---------
     Total long-term debt                    $ 657,328    $ 657,517    $ 758,083
                                             =========    =========    =========



                         The McGraw-Hill Companies, Inc.
                         -------------------------------
                          Notes to Financial Statements
                          -----------------------------

 6.  Common shares reserved for issuance, for conversions and for stock based awards were as follows:
                                              Sept. 30,     Dec. 31,    Sept. 30,
                                                1995         1994         1994
                                              ---------    ---------    ---------
     $1.20 convertible preference stock
       at the rate of 3.3 shares for each
       share of preference stock                  4,673        4,996        4,996
     Stock based awards                       3,696,712    4,055,114    4,120,590
                                              ---------    ---------    ---------
                                              3,701,385    4,060,110    4,125,586
                                              =========    =========    =========

     Common shares reserved for issuance at September 30, 1994 and December 31, 1994 were restated to include 2.3 million shares under the 1993 Key Employee Stock
     Incentive Plan.  No stock options under the 1993 Plan were issued prior to 1995.

 7.  Cash dividends per share declared during the periods were as follows:

                                   Three Months             Nine Months
                                   -------------           -------------
                                   1995     1994            1995    1994
                                   ----     ----           -----   -----
      Common stock                 $.60     $.58           $1.80   $1.74
      Preference stock              .30      .30             .90     .90



Item 2.      Management's Discussion and Analysis of Operating
             -------------------------------------------------
                     Results and Financial Condition
                     -------------------------------

Operating Results - Comparing Periods Ended September 30, 1995 and 1994
-----------------------------------------------------------------------

Three Months
------------

Consolidated Review
-------------------

Operating revenue for the quarter grew $48.8 million, or 5.7%, to $904.4 million reflecting increases in all three operating segments. In the Educational and Professional Publishing segment, increases in school publishing and legal were partially offset by declines in the depressed Mexican market. The Financial Services' segment reflected increased revenues at both Standard & Poor's Ratings and the Financial Information Services Group. Strong advertising page growth in Business Week accounted for the majority of the increase in Information and Media Services. Operating profits improved in all three operating segments.
Net income increased 17.4% to $105.8 million. Earnings per share were $2.12 versus $1.82 last year.

Total expenses in the quarter increased $17.6 million, or 2.5%, reflecting increased selling expenses associated with higher revenues, particularly in school publishing due to higher adoption activity. Operating expenses were flat with last year reflecting cost controls offsetting increased paper costs. Additionally, last year's total expenses included the write-down for discontinuing a legal information service in Canada.

Net interest expense increased $2.1 million, or 14.7%, reflecting an increase in average commercial paper rates from 4.6% in 1994 to 6.0% in 1995. The impact of higher rates was partially offset by reduced average commercial paper borrowing levels from the prior year.

The provision for taxes as a percent of income before taxes was 41.2% in both 1995 and 1994.

Segment Review
--------------

Educational and Professional Publishing revenue increased $13.5 million, or 2.8%, over the 1994 quarter to $496.7 million. Revenue growth in the quarter was negatively impacted by difficult market conditions in Mexico resulting from last year's peso devaluation, the timing of ordering in the school market and softness in the testing market. In educational publishing, there was a strong performance by Glencoe, the secondary and vocational publisher, while elementary publishing was impacted by early ordering in the second quarter. College improved, with strong front and backlist sales. Testing revenues were below last year reflecting ordering delays in the marketplace. Legal publishing had an excellent quarter as Shepard's marketed a 21-volume Federal Citator series. Internationally, difficult market conditions in Mexico were partially offset by growth in other regions. Operating profit for the segment improved $17.6 million, or 15.0%, due to the strong performances at Glencoe and Shepard's, improvement at College, and cost controls, partially due to savings from the integration of publishing operations. 1995's improvement also reflects the impact of a $3.7 million provision for the write-off of the CanCite legal information product in Canada last year.

Financial Services' segment revenue improved $14.4 million, or 8.0%, and operating profit improved $7.9 million, or 16.1%, reflecting improvement in both core businesses: S&P Ratings and Financial Information Services. S&P Rating's revenues and profits improved over the prior year reflecting increased new issue volume in the U.S. corporate bond market, particularly in corporate and asset-backed securities, continued growth overseas and benefits from new ratings' services. The insurance ratings group produced excellent worldwide results. Financial Information Services' revenues and profits also gained in the quarter, led by Platt's, MMS International, Compustat and the Equity Investor Services Group. J.J. Kenny results were off from last year due to softness in the public markets.

Information and Media Services revenue increased $20.9 million, or 10.9%, while operating profits surged to $21.9 million, an increase of $5.4 million, or 33.1%. Business Week had an excellent quarter, with a 17.4% increase in advertising pages in the North American edition and excellent page growth internationally. The science & technology and healthcare publications improved, while results from the computer magazines were mixed. The Construction Information Group also contributed to the quarterly growth, primarily in electronic information services, reflecting improvement in non-residential construction activity. Broadcasting revenues and profits declined from the prior year due to the lack of political advertising in 1995 and soft local advertising, primarily in San Diego. The Denver station completed its network affiliation change to ABC from CBS in September. The Bakersfield station will also switch affiliation to ABC sometime in 1996.

Nine Months
-----------

Consolidated Review
-------------------

For the first nine months of the year, operating revenue of $2.2 billion was $122 million, or 5.9%, ahead of 1994. School publishing was a major contributor to the revenue growth, reflecting strong 1995 adoption activity, primarily in the seasonal June-September timeframe. Business Week, Financial Information Services and S&P Ratings also contributed significantly to the increase in revenues. Total expenses increased $81.5 million, or 4.6%, reflecting primarily volume-related costs and continuing investments in S&P Ratings. Net income increased 12.7% to $172.6 million. Earnings per share were $3.46 versus $3.09 last year.

Net interest expense increased $7.1 million, or 18.6%, reflecting an increase in average commercial paper interest rates from 4.7% in 1994 to 5.9% in 1995. The impact of higher rates was partially offset by reduced average commercial paper borrowing levels from the prior year.

The provision for taxes as a percent of income before taxes was 41.2% in both 1995 and 1994.

Segment Review
--------------

Educational and Professional Publishing revenue increased $51.3 million, or 5.6%, to $969.6 million. School publishing accounts for most of the revenue rise, with increases also in legal publishing and domestic professional publishing. Internationally, revenues declined in Mexico due to depressed market conditions, which was partially offset by growth in Europe and Asia. Operating profit for the segment improved to $136.1 million, an improvement of $23.4 million, or 20.8%, primarily reflecting the improved revenues and cost controls, offsetting some inflationary cost increases and higher paper prices. 1995's improvement also reflects 1994's CanCite provision.

Financial Services' revenue increased $28.3 million, or 5.1%, to $585.4 million. Operating profit improved $11.2 million, or 6.9%. S&P Ratings' revenues improved due to growth in new ratings services and continued global expansion. Growth in new issuance volume in the third quarter also contributed to the increase in revenues. S&P Ratings' profits were flat with last year due to continuing investments to expand the business and the declines in new issuance volume in the U.S. corporate bond market in the first half of the year. Financial Information Services' revenues and operating profits improved reflecting continued growth in financial information products and services, particularly in Financial Data Services, comprised of S&P ComStock, Platt's and MMS International. Profits were also enhanced by the continued turnaround at DRI/McGraw-Hill.

Information and Media Services' revenue increased $42.5 million, or 7.2%, to $630.7 million while operating profit improved $9.6 million, or 15.0%. The revenue increase is primarily attributable to Business Week, due to increased advertising pages, and Tower Group International, mainly due to the acquisition of UCB Canada, Ltd. Business Week accounted for most of the segment operating profit improvement. Profits declined at Tower due to higher costs. Results for the computer publications group were down. Broadcasting revenues improved slightly while profits were flat with last year. Revenues and profits in the Construction Information Group improved over the prior year.

Financial Condition - September 30, 1995 versus December 31, 1994
-----------------------------------------------------------------

The company continues to maintain a strong financial position. Cash provided by operating activities totaled $186.4 million compared to $229.7 million last year. This decline in the cash flow from operations reflects seasonal factors related to 1995 school publishing adoptions, such as inventory purchases, sampling costs and larger receivables at September 30 from increased adoption-related sales. Total debt was $794.8 million, an increase of $32.0 million from year-end. The increase in debt reflects the seasonal factors noted above, as well as the acquisition of UCB Canada, Ltd.

The increased seasonality of the company's businesses caused by the 1993 acquisition of the Macmillan/McGraw-Hill School Publishing Company has impacted the company's borrowing patterns during the year. The company now borrows during the first half of the fiscal year and generates cash in the second half of the year, primarily from fourth quarter collections from customers in the education markets. This pattern is magnified in years where there is significant state adoption activity, such as in 1995. Some early ordering in the school market in the second quarter accelerated cash collections into the third quarter in 1995. Cash expenditures related to the consolidation of book publishing operations, primarily for severance costs and lease terminations, had a minimal impact on the company's liquidity.

Commercial paper borrowings at September 30, 1995 totaled $529.5 million, an increase of $31 million from December 31, 1994. Commercial paper debt is supported by an $800 million revolving credit agreement with a group of banks terminating in November 1999, and $400 million has been classified as long-term. There are no amounts outstanding under this agreement.

Under a shelf registration which became effective with the Securities and Exchange Commission in mid-1990, the company can issue an additional $250 million of debt securities. The new debt could be used to replace a portion of the commercial paper borrowings with longer term securities, when and if interest rates are attractive and markets are favorable.

Accounts receivable, before reserves, of $1.0 billion increased $175.3 million from the end of 1994, due primarily to third quarter school publishing sales. Receivables were $87.1 million higher than at September 30, 1994, due primarily to the acquisition of UCB Canada, Ltd. and revenue growth in the company's businesses. Number of days sales outstanding, a key indicator of collection efficiency, improved one day from September 1994.

Inventories increased $48.2 million to $261.4 million from the end of 1994 due primarily to the seasonal requirements for school publishing and the seasonal buildup for the annual Sweet's Files. Inventories were $28.6 million higher than at September 30, 1994 due to the 1995 school publishing adoptions.

Net prepublication costs at September 30 decreased $14.9 million from the end of 1994 to $255.6 million due to amortization exceeding additional year-to-date investment in new titles and school programs. 1995 year-to-date prepublication cost investment totaled $89.2 million, an increase of $0.6 million compared to the comparable nine month period in 1994. Net prepublication costs were $16.0 million lower than at September 30, 1994 as amortization has exceeded spending in the twelve months ended September 30, 1995.

Purchase of property and equipment during the first nine months totaled $32.0 million, primarily for computer equipment for the market focus groups. This spending level was $22.7 million lower than the comparable 1994 period primarily due to the 1994 purchase of a building which houses some of the company's Financial Information Services' units in New York and the 1994 move of the company's school publishing operations in New York.

                                     PART II

                                Other Information


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

     a)  Exhibits
         --------

         (12)   Computation of ratio of earnings to fixed charges.

         (27)   Financial Data Schedule.


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




Date:   11/10/95                    By       Robert J. Bahash
     ------------------               ------------------------------
                                             Robert J. Bahash
                                         Executive Vice President
                                         and Chief Financial Officer




Date:   11/10/95                    By     Thomas J. Kilkenny
     ------------------               ------------------------------
                                           Thomas J. Kilkenny
                                      Vice President and Controller




Date:   11/13/95                    By      Kenneth M. Vittor
     ------------------               ------------------------------
                                            Kenneth M. Vittor
                                          Senior Vice President
                                          and General Counsel

                                                              Exhibit (12)
                         The McGraw-Hill Companies, Inc.
                         -------------------------------
                Computation of Ratio of Earnings to Fixed Charges
                -------------------------------------------------
                        Periods Ended September 30, 1995
                        --------------------------------




                                                  Nine       Twelve
                                                 Months      Months
                                                ---------   ---------
                                                   (In thousands)
Earnings
    Earnings from continuing operations
      before income tax expense (Note)......    $ 290,228   $ 375,147
    Fixed charges...........................       71,657      92,532
    Capitalized interest....................         (233)       (320)
                                                ---------   ---------
       Total Earnings.......................    $ 361,652   $ 467,359
                                                =========   =========
Fixed Charges (Note)
    Interest expense........................    $  49,318   $  64,021
    Portion of rental payments deemed to be
      interest..............................       22,339      28,511
                                                ---------   ---------
       Total Fixed Charges..................    $  71,657   $  92,532
                                                =========   =========

Ratio of Earnings to Fixed Charges                   5.0x        5.1x







(Note) For purposes of computing the ratio of earnings to fixed charges, "earnings from continuing operations before income taxes" excludes undistributed equity in income of less than 50%-owned companies. "Fixed charges" consist of (1) interest on debt and capital leases, and (2) the portion of the company's rental expense deemed representative of the interest factor in rental expense.

