Form 10-K
period 1995-12-31
MCGRAW-HILL COMPANIES INC
filed 1996-03-26
CIK 64040

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K

(Mark One)

 X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---    EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 1995
                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---   EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
       For the transition period from ---------------to-----------------
       Commission File Number 1-1023

                         THE McGRAW-HILL COMPANIES, INC.
        ----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  NEW YORK                                     13-1026995
       -------------------------------                     -------------------
       (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                       Identification No.)
1221 AVENUE OF THE AMERICAS, NEW YORK, N.Y.                       10020
-------------------------------------------                 ------------------
(Address of principal executive offices)                    (Zip Code)
Registrant's telephone number, including area code          (212) 512-2000
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
                             ---

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

         The aggregate market value of voting stock held by nonaffiliates of the registrant as of February 29, 1996, was $4,366,913,290.

         The number of shares of common stock of the registrant outstanding as of February 29, 1996 was 50,288,399 shares (100,576,798 shares after the two-for-one stock split approved by the company's Board of Directors on January 31, 1996).

         Part I, Part II and Part IV incorporate information by reference from the Annual Report to Shareholders for the year ended December 31, 1995. Part III incorporates information by reference from the definitive proxy statement mailed to shareholders March 21, 1996 for the annual meeting of shareholders to be held on April 24, 1996.

                                TABLE OF CONTENTS
                                -----------------
                                     PART I
                                     -------

Item                                                                                                         Page
----                                                                                                         ----
  1.       Business..................................................................................          1

  2.       Properties................................................................................        2 - 4

  3.       Legal proceedings.........................................................................          4

  4.       Submission of matters to a vote of security holders ......................................          4

  Executive officers of the registrant...............................................................          5

                                     PART II
                                   -----------
  5.       Market for the registrant's common stock and related
           stockholder matters.......................................................................          6

  6.       Selected financial data...................................................................          6

  7.       Management's discussion and analysis of financial
           condition and results of operations.......................................................          6

  8.       Consolidated financial statements and supplementary
           data......................................................................................          6

  9.       Changes in and disagreements with accountants on accounting
           and financial disclosure..................................................................          6

                                                        PART III
                                                       -----------
 10.       Directors and executive officers of the registrant. ......................................          7

 11.       Executive compensation....................................................................          7

 12.       Security ownership of certain beneficial owners
           and management............................................................................          7

 13.       Certain relationships and related transactions............................................          7

                                                        PART IV
                                                      ------------
 14.       Exhibits, financial statement schedules, and
           reports on Form 8-K.......................................................................        8 - 11

  Signatures.........................................................................................       12 - 14

           Exhibits..................................................................................       15 - 99

  Consent of Independent Auditors - Ernst & Young LLP................................................         100

  Financial Data Schedule............................................................................         101

  Supplementary schedule.............................................................................         102

                                     PART I

Item 1.        Business
-------        --------

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

The Registrant's 15,004 employees are located worldwide. They perform the vital functions of analyzing the nature of changing demands for information and of channeling the resources necessary to fill those demands. By virtue of the numerous copyrights and licensing, trade, and other agreements, which are essential to such a business, the Registrant is able to collect, compile, and disseminate this information. Substantially all book manufacturing and magazine printing is handled through a number of independent contractors. The Registrant's principal raw material is paper, and the Registrant has assured sources of supply, at competitive prices, adequate for its business needs.

Descriptions of the company's principal products, broad services and markets, and significant achievements are hereby incorporated by reference from Exhibit
(13), pages 4 through 24 (textual material) of the Registrant's 1995 Annual Report to Shareholders.

Information as to Industry Segments
-----------------------------------

The relative contribution of the industry segments of the Registrant and its subsidiaries to operating revenue and operating profit and geographic information for the three years ended December 31, 1995 and the identifiable assets of each segment at the end of each year, are included in Exhibit (13), on page 42 in the Registrant's 1995 Annual Report to Shareholders and is hereby incorporated by reference.

Item 2.      Properties
-------      ----------

The Registrant leases office facilities at 393 locations, 294 are in the United States. In addition, the Registrant owns real property at 25 locations; 22 are in the United States. The principal facilities of the Registrant are as follows:

                                            Owned             Square
                                              or              Feet
Domestic                                    Leased           (thousands)            Business Unit
--------                                    ------           -----------            -------------
New York, NY                                leased                1,635             See Explanation Below

Hightstown, NJ                              owned                                   See Explanation Below
  Office and Data Ctr.                                              490
  Warehouse                                                         412

New York, NY                                leased                  504             Financial Services
                                            owned                   346             Financial Services

Delran, NJ                                  leased                  106             Datapro

Colorado Springs, CO                        owned                                   Shepard's/McGraw-Hill
  Office                                                            181
  Manufacturing Plant                                                63

Denver, CO                                  owned                    88             Broadcasting

Indianapolis, IN                            leased                   58             Broadcasting

Englewood, CO                               owned
  Rocky Mt. Data Ctr.                                                14             Financial Services
  Office                                                            119             Financial Services

Lexington, MA                               owned                    53             Vacant
                                            leased                  122             Various Operating Units

Blue Ridge Summit, PA                       owned                                   TAB Books
  Office                                                             67
  Book Dist. Ctr.                                                   114             Vacant

Peterborough, NH                            owned                    51             Byte

Chicago, IL                                 leased                   68             Various Operating Units

Redondo Beach, CA                           leased                   50             Tower

                                            Owned             Square
                                              or              Feet
Domestic                                    Leased           (thousands)        Business Unit
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

Monterey, CA                                owned                  270          CTB/McGraw-Hill School
                                                                                Systems

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

Foreign
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

The largest complex owned by the Registrant is located in Hightstown, NJ which houses the offices for accounting operations, data processing services, other service departments and a warehouse. The Registrant has consolidated its domestic book distribution operations by consolidating the distribution operations in Blue Ridge Summit, PA and Hightstown, NJ to Westerville and Blacklick, OH. The warehouse in Hightstown, NJ is leased to a tenant. The warehouse in Blue Ridge Summit, PA is vacant.

Item 3.       Legal Proceedings
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

Item 4.       Submission of Matters to a Vote of Security Holders
-------       ---------------------------------------------------

No matters were submitted to a vote of Registrant's security holders during the last quarter of the period covered by this Report.

                        Executive Officers of Registrant
                        --------------------------------

    Name                                 Age                      Position
    ----                                 ---                      --------
Joseph L. Dionne                         62                 Chairman and Chief Executive Officer

Harold McGraw III                        47                 President and Chief Operating Officer

Robert J. Bahash                         50                 Executive Vice President and
                                                              Chief Financial Officer

Robert E. Evanson                        59                 Executive Vice President,
                                                              Corporate Development

Robert N. Landes                         65                 Senior Executive
                                                              Vice President and Secretary

Thomas J. Sullivan                       60                 Executive Vice President, Administration

Frank J. Kaufman                         51                 Senior Vice President, Taxes

Barbara B. Maddock                       45                 Senior Vice President, Human Resources

Barbara A. Munder                        50                 Senior Vice President, Corporate Affairs

Frank D. Penglase                        55                 Senior Vice President, Treasury Operations

Kenneth M. Vittor                        46                 Senior Vice President and General Counsel

Thomas J. Kilkenny                       37                 Vice President and Controller


All of the above executive officers of the Registrant have been full-time employees of the Registrant for more than five years except for Robert E. Evanson, Thomas J. Kilkenny and Barbara B. Maddock.

Mr. Evanson, prior to his becoming an officer of the Registrant on February 22, 1995, was executive vice president, finance and operations for the Registrant's Educational and Professional Publishing Group since October 1993. Previously, he was executive vice president and chief financial officer of the Macmillan/McGraw- Hill School Publishing Company from July 1992 to October 1993, and held various executive positions at Harcourt Brace Jovanovich, Inc. from 1985 to 1992.

Mr. Kilkenny, prior to his becoming an officer of the Registrant on December 1, 1993, was director of the Registrant's Corporate Audit Department since October 1, 1991. Previously he was with Ernst & Young LLP from 1980 through 1991.

Ms. Maddock, prior to her becoming an officer of the Registrant on August 1, 1994, was Senior Vice President, Human Resources for Cigna Healthcare from July 1993 through July 1994. Previously, she was with Philip Morris Companies, Inc. where she held a number of Human Resources positions from 1980 through 1993.

Mr. Landes retired as an officer of the Registrant on December 31, 1995.

                                    PART II

Item 5.       Market for the Registrant's Common Stock and Related Stockholder
-------       ----------------------------------------------------------------
              Matters
              -------

The approximate number of holders of the Company's common stock as of February 29, 1996 was 5,717.

                                                                           1995                     1994
                                                                           ----                     ----
         Dividends per share of common stock:
              $.30 per quarter in 1995                                    $1.20
              $.29 per quarter in 1994                                                             $1.16


Note: The dividends per share of common stock reflect a 2-for-1 stock split approved by the Board of Directors on January 31, 1996. All prior periods have been restated to reflect the split.

Information concerning other matters is incorporated herein by reference from Exhibit (13), from page 48 of the 1995 Annual Report to Shareholders.

Item 6.       Selected Financial Data
-------       -----------------------

Incorporated herein by reference from Exhibit (13), from the 1995 Annual Report to Shareholders, page 32 and page 33.

Item 7.       Management's Discussion and Analysis of Financial Condition and
-------       ---------------------------------------------------------------
              Results of Operations
              ---------------------

Incorporated herein by reference from Exhibit (13), from the 1995 Annual Report to Shareholders, pages 26 to 31 and page 34.

Item 8.       Consolidated Financial Statements and Supplementary Data
-------       --------------------------------------------------------

Incorporated herein by reference from Exhibit (13), from the 1995 Annual Report to Shareholders, pages 35 to 46 and page 48.

Item 9.       Changes in and Disagreements with Accountants on Accounting and
-------       ---------------------------------------------------------------
              Financial Disclosure
              --------------------

None

                                    PART III

Item 10.      Directors and Executive Officers of the Registrant
--------      --------------------------------------------------

Information concerning directors is incorporated herein by reference from the Registrant's definitive proxy statement dated March 21, 1996 for the annual meeting of shareholders to be held on April 24, 1996.

Item 11.      Executive Compensation
--------      ----------------------

Incorporated herein by reference from the Registrant's definitive proxy statement dated March 21, 1996 for the annual meeting of shareholders to be held on April 24, 1996.

Item 12.      Security Ownership of Certain Beneficial Owners and Management
--------      --------------------------------------------------------------

Incorporated herein by reference from the Registrant's definitive proxy statement dated March 21, 1996 for the annual meeting of shareholders to be held April 24, 1996.

Item 13.      Certain Relationships and Related Transactions
--------      ----------------------------------------------

Incorporated herein by reference from the Registrant's definitive proxy statement dated March 21, 1996 for the annual meeting of shareholders to be held April 24, 1996.

                                     PART IV

Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
--------      -----------------------------------------------------------------

 (a)  1.      Financial Statements.
              ---------------------

      2.      Financial Statement Schedules.
              ------------------------------

             The McGraw-Hill Companies
           Index to Financial Statements
          And Financial Statement Schedules

                                                                                            Reference
                                                                                 ------------------------------
                                                                                                 Annual Report
                                                                                  Form              to Share-
                                                                                  10-K           holders (page)
                                                                                  ----           --------------
Data incorporated by reference from
  Annual Report to Shareholders:

         Report of Independent Auditors.........................................                        47
         Consolidated balance sheet at
              December 31, 1995 and 1994........................................                       36-37
         Consolidated statement of income
              for each of the three years in
              the period ended December 31, 1995................................                        35
         Consolidated statement of cash flows
              for each of the three years in the
              period ended December 31, 1995....................................                        38
         Consolidated statement of shareholders'
              equity for each of the three years in
              the period ended December 31, 1995................................                        39
         Notes to consolidated financial
              statements........................................................                       40-46
         Quarterly financial information........................................                        48

     Consent of Independent Auditors............................................    100

     Consolidated schedule for each of the three years in the period ended
     December 31, 1995:

         II - Reserve for doubtful accounts.....................................    102

All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

The financial statements listed in the above index which are included in the Annual Report to Shareholders for the year ended December 31, 1995 are hereby incorporated by reference in Exhibit (13). With the exception of the pages listed in the above index, the 1995 Annual Report to Shareholders is not to be deemed filed as part of Item 14 (a)(1).

(a)     (3) Exhibits.

(3)      Articles of Incorporation of Registrant.

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

(10)* Registrant's 1987 Key Employee Stock Incentive Plan, incorporated by reference from Registrant's Form 10-K for the year ended December 31, 1993.

(10)* Registrant's 1993 Key Employee Stock Incentive Plan, incorporated by reference from Registrant's Form 10-K for the year ended December 31, 1993.

(10)* Registrant's 1995 Key Executive Short Term Incentive Compensation Plan, incorporated by reference from Registrant's Form 10-K for the year ended December 31, l994.

(10)*    Registrant's Key Executive Short-Term Incentive Deferred Compensation
         Plan.

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

(13) Registrant's 1995 Annual Report to Shareholders. Such Report, except for those portions thereof which are expressly incorporated by reference in this Form 10-K, is furnished for the information of the Commission and is not deemed "filed" as part of this Form 10-K.

(21)     Subsidiaries of the Registrant.

(23)     Consent of Ernst & Young LLP, Independent Auditors.

(27)     Financial Data Schedule.

(b)      Reports on Form 8-K.

         No reports on Form 8-K were filed by the Registrant during the last quarter of 1995.



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

The McGraw-Hill Companies, Inc.
-------------------------------
         Registrant

By:   /s/ Kenneth M. Vittor
      ------------------------------------------
      Kenneth M. Vittor
      Senior Vice President and General Counsel
      March 26, 1996


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 26, 1996 on behalf of Registrant by the following persons who signed in the capacities as set forth below under their respective names. Registrant's board of directors is comprised of fifteen members and the signatures set forth below of individual board members, constitute at least a majority of such board.

      /s/ Joseph L. Dionne
      ------------------------------------------
      Joseph L. Dionne
      Chairman and Chief Executive Officer
      Director


      /s/ Harold McGraw III
      ------------------------------------------
      Harold McGraw III
      President and Chief Operating Officer
      Director


      /s/ Robert J. Bahash
      ------------------------------------------
      Robert J. Bahash
      Executive Vice President and
      Chief Financial Officer

      /s/ Thomas J. Kilkenny
      ------------------------------------------
      Thomas J. Kilkenny
      Vice President and Controller


      /s/ Pedro Aspe
      ------------------------------------------
      Pedro Aspe
      Director


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

      /s/ John T. Hartley
      -------------------------------------------
      John T. Hartley
      Director


      /s/ George B. Harvey
      -------------------------------------------
      George B. Harvey
      Director


      /s/ Richard H. Jenrette
      -------------------------------------------
      Richard H. Jenrette
      Director


      /s/ Don Johnston
      -------------------------------------------
      Don Johnston
      Director


      /s/ Peter 0. Lawson-Johnston
      -------------------------------------------
      Peter 0. Lawson-Johnston
      Director


      /s/ Linda Koch Lorimer
      -------------------------------------------
      Linda Koch Lorimer
      Director

     /s/ Robert P. McGraw
     --------------------------------------------
     Robert P. McGraw
     Director


     /s/ Lois D. Rice
     --------------------------------------------
     Lois D. Rice
     Director


     /s/ Paul J. Rizzo
     --------------------------------------------
     Paul J. Rizzo
     Director


     /s/ James H. Ross
     --------------------------------------------
     James H. Ross
     Director


     /s/ Alva 0. Way
     ---------------------------------------------
     Alva 0. Way
     Director

           EXHIBIT INDEX


Exhibit No.           Description
-----------           -----------

(3)      Articles of Incorporation of Registrant.

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

(10)* Registrant's 1987 Key Employee Stock Incentive Plan, incorporated by reference from Registrant's Form 10-K for the year ended December 31, 1993.

(10)* Registrant's 1993 Key Employee Stock Incentive Plan, incorporated by reference from Registrant's Form 10-K for the year ended December 31, 1993.

(10)* Registrant's 1995 Key Executive Short Term Incentive Compensation Plan, incorporated by reference from Registrant's Form 10-K for the year ended December 31, l994.

(10)*    Registrant's Key Executive Short-Term Incentive Deferred Compensation
         Plan.

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

                                      -10-

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

(13) Registrant's 1995 Annual Report to Shareholders. Such Report, except for those portions thereof which are expressly incorporated by reference in this Form 10-K, is furnished for the information of the Commission and is not deemed "filed" as part of this Form 10-K.

(21)     Subsidiaries of the Registrant.

(23)     Consent of Ernst & Young LLP, Independent Auditors.

(27)     Financial Data Schedule.

(b)      Reports on Form 8-K.

         No reports on Form 8-K were filed by the Registrant during the last quarter of 1995.

         ----------------
         * These exhibits relate to management contracts or compensatory plan arrangements.