Form 10-Q
period 1996-03-31
MCGRAW-HILL COMPANIES INC
filed 1996-05-13
CIK 64040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                 FORM 10-Q



[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 1996

                                 OR

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

          For the transition period from             to
                                         ------------  ------------

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

Registrant's telephone number, including area code (212) 512-2000
                                                   --------------
                          Not Applicable
- ---------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                       YES [X]              NO[ ]

On April 26, 1996 there were 100,510,250 shares of Common Stock (par value $1.00 per share) outstanding.

                            The McGraw-Hill Companies, Inc.
                            -------------------------------
                                  TABLE OF CONTENTS
                                  -----------------

                                                           Page Number
                                                           -----------

PART I.  FINANCIAL INFORMATION
- ------------------------------

  Item 1.  Financial Statements
  -------
             Consolidated Statement of Income for the
             three months ended March 31, 1996 and 1995         3

             Consolidated Balance Sheet at March 31, 1996,
             December 31, 1995 and March 31, 1995              4-5

             Consolidated Statement of Cash Flows for the
             three months ended March 31, 1996 and 1995         6

             Notes to Consolidated Financial Statements        7-9


  Item 2.  Management's Discussion and Analysis of
  -------  Operating Results and Financial Condition          10-12



PART II.  OTHER INFORMATION
- ---------------------------

  Item 6.  Exhibits and Reports on Form 8-K                   13-26
  -------

                                      PART I

                                Financial Information

Item 1.  Financial Statements
         --------------------

                           The McGraw-Hill Companies, Inc.
                           -------------------------------
                          Consolidated Statement of Income
                          --------------------------------
                     Three Months Ended March 31, 1996 and 1995
                     ------------------------------------------

                                                    1996        1995
                                                 ----------  ----------
                                                 (In thousands, except
                                                  per-share data)

Operating revenue                                 $583,851    $568,548
Expenses:
  Operating                                        293,189     281,300
  Selling and general                              216,600     215,063
  Depreciation and amortization                     40,626      41,037
                                                  --------    --------
     Total expenses                                550,415     537,400

Other income - net                                   5,242       5,369
                                                  --------    --------
Income from operations                              38,678      36,517

Interest expense - net                              11,419      12,790
                                                  --------    --------
Income before taxes on income                       27,259      23,727

Provision for taxes on income                       11,067       9,776
                                                  --------    --------
Net income                                        $ 16,192    $ 13,951
                                                  ========    ========

Earnings per common share (Note 1)                $   0.16    $   0.14
                                                  ========    ========
Average number of common
  shares outstanding (Note 1)                      100,706      99,358






                            The McGraw-Hill Companies, Inc.
                            -------------------------------
                              Consolidated Balance Sheet
                              --------------------------

                                          March 31,    Dec. 31,  March 31,
                                            1996        1995       1995
                                         ----------  ----------  ----------
                                                   (In thousands)

ASSETS

Current assets:
  Cash and equivalents                   $   14,350  $   10,250   $   7,934
  Accounts receivable (net of allowance
    for doubtful accounts) (Note 3)         717,709     855,372     679,406
  Receivable from broker-dealers and
    dealer banks (Note 4)                     8,149       9,674       7,217
  Inventories (Note 3)                      268,008     238,030     239,870
  Prepaid income taxes                       67,075      67,128      70,195
  Prepaid and other current assets           70,578      59,351      71,337
                                         ----------  ----------  ----------
      Total current assets                1,145,869   1,239,805   1,075,959
                                         ----------  ----------  ----------

Prepublication costs (net of accumulated
  amortization) (Note 3)                    298,364     268,200     276,802

Investments and other assets:
  Investment in Rock-McGraw, Inc. - at
    equity                                   63,036      61,797      58,727
  Prepaid pension expense                   100,009      98,177      97,121
  Other                                     148,393     141,861     144,438
                                         ----------  ----------  ----------
      Total investments and other assets    311,438     301,835     300,286
                                         ----------  ----------  ----------

Property and equipment - at cost            829,553     827,307     795,473
  Less - accumulated depreciation           504,458     491,178     458,455
                                         ----------  ----------  ----------
      Net property and equipment            325,095     336,129     337,018

Goodwill and other intangible assets - at
  cost (net of accumulated amortization)    957,649     958,420     983,085
                                         ----------  ----------  ----------
                                         $3,038,415  $3,104,389  $2,973,150
                                         ==========  ==========  ==========






                            The McGraw-Hill Companies, Inc.
                            -------------------------------
                              Consolidated Balance Sheet
                              --------------------------

                                          March 31,    Dec. 31,  March 31,
                                            1996        1995       1995
                                         ----------  ----------  ----------
                                                        (In thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Notes payable                          $  128,680  $   71,299  $  204,750
  Accounts payable                          186,120     215,179     163,422
  Payable to broker-dealers and dealer
    banks (Note 4)                            5,985       7,469       6,697
  Accrued liabilities                       121,229     188,382     117,099
  Income taxes currently payable             71,915      70,405      50,506
  Unearned revenue                          250,408     241,816     235,432
  Other current liabilities                 221,695     251,909     219,920
                                         ----------  ----------  ----------
      Total current liabilities             986,032   1,046,459     997,826
                                         ----------  ----------  ----------
Other liabilities:
  Long-term debt (Note 5)                   556,655     557,365     657,285
  Deferred income taxes                     136,038     140,531     125,054
  Accrued postretirement healthcare and
    other benefits                          202,451     200,100     191,491
  Other non-current liabilities             126,297     124,868     109,921
                                         ----------  ----------  ----------
      Total other liabilities             1,021,441   1,022,864   1,083,751
                                         ----------  ----------  ----------
      Total liabilities                   2,007,473   2,069,323   2,081,577
                                         ----------  ----------  ----------
Shareholders' equity (Notes 1 and 6):
  Capital stock                             102,933     102,933     102,933
  Additional paid-in capital                 36,969      26,740      22,361
  Retained income                         1,013,607   1,030,526     907,139
  Foreign currency translation
    adjustments                             (57,051)    (56,247)    (55,830)
                                         ----------  ----------  ----------
                                          1,096,458   1,103,952     976,603

  Less - common stock in treasury-at
           cost                              51,859      60,778      71,583
         unearned compensation on
           restricted stock                  13,657       8,108      13,447
                                         ----------   ---------- ----------
      Total shareholders' equity          1,030,942   1,035,066     891,573
                                         ----------  ----------  ----------
                                         $3,038,415  $3,104,389  $2,973,150
                                         ==========  ==========  ==========




                            The McGraw-Hill Companies, Inc.
                            -------------------------------
                         Consolidated Statement of Cash Flows
                         ------------------------------------
                  For The Three Months Ended March 31, 1996 and 1995
                  --------------------------------------------------
                                                             1996       1995
                                                           --------   --------
                                                                (In thousands)
Cash flows from operating activities
- ------------------------------------
Net income                                                $ 16,192    $ 13,951
Adjustments to reconcile net income to cash
    provided by operating activities:
  Depreciation                                              17,765      16,557
  Amortization of goodwill and intangibles                   8,916       9,317
  Amortization of prepublication costs                      13,945      15,163
  Provision for losses on accounts receivable               18,419      14,283
  Other                                                       (164)       (576)
Changes in assets and liabilities net of effect of
    acquisitions and dispositions:
  Decrease in accounts receivable                          116,269      79,948
  Increase in inventories                                  (25,964)    (29,455)
  Increase in prepaid & other current assets               (13,611)    (19,976)
  Decrease in accounts payable and accrued expenses        (96,842)    (77,019)
  Increase/(decrease) in unearned revenue                    8,557      (4,549)
  Decrease in other current liabilities                    (22,763)    (21,496)
  Decrease in interest and income taxes payable             (2,963)     (8,717)
  Net change in other assets and liabilities                 3,080      (2,255)
- ---------------------------------------------------      ---------   ---------
Cash provided by/(used for) operating activities            40,836     (14,824)
- ---------------------------------------------------      ---------   ---------
Investing activities
- --------------------
  Investment in Prepublication Costs                       (39,029)    (24,403)
  Purchases of property and equipment                       (6,746)     (7,540)
  Acquisition of businesses                                (25,000)    (24,264)
  Disposition of businesses                                  4,950         354
- ---------------------------------------------------      ---------   ---------
Cash used for investing activities                         (65,825)    (55,853)
- ---------------------------------------------------      ---------   ---------
Financing activities
- --------------------
  Dividends paid to shareholders                           (33,063)    (29,864)
  Additions to short-term debt - net                        57,634      99,639
  Repayment of long-term debt - net                           (664)        (87)
  Exercise of stock options                                 11,178       3,499
  Other                                                     (5,996)     (2,632)
- ---------------------------------------------------      ---------   ---------
Cash provided by financing activities                       29,089      70,555
- ---------------------------------------------------      ---------   ---------
Net change in cash and equivalents                           4,100        (122)

Cash and equivalents at beginning of period                 10,250       8,056
- ---------------------------------------------------      ---------   ---------
Cash and equivalents at end of period                    $  14,350   $   7,934
                                                         =========   =========


                         The McGraw-Hill Companies, Inc.
                         -------------------------------
                          Notes to Financial Statements
                          -----------------------------

 1. The financial information in this report has not been audited, but in the opinion of management all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly such information have been included. The operating results for the three months ended March 31, 1996 and 1995 are not necessarily indicative of results to be expected for the full year due to the seasonal nature of some of the company's businesses. The financial statements included herein should be read in conjunction with the financial statements and notes included in the company's Annual Report on Form 10-K for the year ended December 31, 1995.

     On January 31, 1996, the Board of Directors declared a two-for-one stock split of the company's common stock which was distributed on April 26, 1996 to all shareholders of record on March 28, 1996. Accordingly, all references to common share data in the financial statements and notes have been restated to reflect the split.

     Certain prior year amounts have been reclassified for comparability purposes.

 2.  Operating profit by segment is total operating revenue less expenses which are deemed to be related to the unit's operating revenue.  A summary of operating results by segment for the three months ended March 31, 1996 and
     1995 follows:
                                         1996                   1995
                                ----------------------- -----------------------
                                          Operating               Operating
                                 Revenue  Profit/(Loss)  Revenue  Profit/(Loss)
                                --------- ------------- --------- -------------
                                                  (In thousands)
     Educational and Professional
       Publishing                 $ 165,904   $ (31,421)  $ 171,296  $ (29,371)
     Financial Services             213,107      66,177     199,366     59,301
     Information and Media
       Services                     204,840      17,005     197,886     19,443
     ---------------------------- ---------   ---------   ---------  ---------
     Total operating segments       583,851      51,761     568,548     49,373
     General corporate expense            -     (13,083)          -    (12,856)
     Interest expense - net               -     (11,419)          -    (12,790)
     ---------------------------- ---------   ---------   ---------  ---------
     Total company                $ 583,851   $  27,259*  $ 568,548  $  23,727*
                                  =========   =========   =========  =========

     *Income before taxes on income.

                         The McGraw-Hill Companies, Inc.
                         -------------------------------
                          Notes to Financial Statements
                          -----------------------------

 3.  The allowance for doubtful accounts, the components of inventory and the accumulated amortization of prepublication costs were as follows:
                                       March 31,    Dec. 31,    March 31,
                                         1996         1995        1995
                                       ---------    ---------   ---------
                                                  (In thousands)
     Allowance for doubtful accounts   $  81,534    $  79,980   $  79,432
                                       =========    =========   =========
     Inventories:
        Finished goods                 $ 205,187    $ 185,608   $ 182,374
        Work-in-process                   24,003       15,675      24,537
        Paper and other materials         38,818       36,747      32,959
                                       ---------    ---------   ---------
     Total inventories                 $ 268,008    $ 238,030   $ 239,870
                                       =========    =========   =========

     Accumulated amortization of
        prepublication costs           $ 367,848    $ 391,384   $ 314,450
                                       =========    =========   =========

4. A subsidiary of J.J. Kenny Co. acts as an undisclosed agent in the purchase and sale of municipal securities for broker-dealers and dealer banks and the company had $323 million of matched purchase and sale commitments at March 31, 1996. Only those transactions not closed at the settlement date are reflected in the balance sheet as receivables and payables.

5.   A summary of long-term debt follows:
                                           March 31,    Dec. 31,   March 31,
                                             1996         1995      1995
                                           ---------    --------  ----------
                                                      (In thousands)
     9.43% senior notes due 2000           $ 250,000    $ 250,000  $ 250,000
     Commercial paper supported by
       bank revolving credit agreement       300,000      300,000    400,000
     Other                                     6,655        7,365      7,285
                                           ---------    ---------  ---------
     Total long-term debt                  $ 556,655    $ 557,365  $ 657,285
                                           =========    =========  =========



                         The McGraw-Hill Companies, Inc.
                         -------------------------------
                          Notes to Financial Statements
                          -----------------------------

 6.  Common shares reserved for issuance, for conversions and for stock based awards were as follows:
                                            March 31,   Dec. 31,  March 31,
                                              1996        1995      1995
                                            ---------  ---------  ---------
     $1.20 convertible preference stock
       at the rate of 6.6 shares
       for each share of preference stock       9,346      9,346      9,378
     Stock based awards                     6,651,336  7,245,226  7,761,388
                                            ---------  ---------  ---------
                                            6,660,682  7,254,572  7,770,766
                                            =========  =========  =========

 7.  Cash dividends per share declared during the three months ended March 31,
     1996 and 1995 were as follows:
                                       1996         1995
                                       ----         ----
      Common stock                     $.33         $.30
      Preference stock                  .30          .30


Item 2.   Management's Discussion and Analysis of Operating
          -------------------------------------------------
                  Results and Financial Condition
                  -------------------------------


Operating Results - Comparing Three Months Ended March 31, 1996 and 1995
- ------------------------------------------------------------------------

Consolidated Review
- -------------------

Operating revenues for the first quarter grew $15.3 million, or 2.7%, over the 1995 quarter to $583.9 million. The revenue growth was primarily at Standard & Poor's Ratings Services, Financial Information Services, and Business Week and also reflects the impact of acquisitions in the Information Services Group,
partially offset by a revenue decline at Shepard's/McGraw-Hill.   Net income
increased 16.1% to $16.2 million from the comparable quarter a year ago and earnings per share were 16 cents versus 14 cents a year ago. The first quarter represents the company's smallest quarter due to the seasonality of some of the company's businesses, primarily the book publishing operations.

All references to common share data, including earnings per share, reflect the two-for-one stock split of the company's common stock that was distributed on April 26, 1996.

Total expenses in 1996 increased $13.0 million, or 2.4%, primarily due to increased operating expenses associated with the increase in revenue as well as expenses associated with new products and initiatives.

Net interest expense declined $1.4 million, or 10.7% reflecting a decline in average commercial paper borrowing rates from 6.1% in 1995 to 5.5% in 1996. 1996 interest expense was also favorably impacted by a decline in average commercial borrowing levels from the prior year, due to paydowns from the company's operating cash flow.

The provision for taxes as a percentage of income before taxes was 40.6% in 1996 compared to 41.2% in 1995. The reduction in the effective tax rate reflects the declining impact of non-deductible goodwill amortization on higher pre-tax earnings as well as favorable settlement of state tax audits.

Segment Review
- --------------

Educational and Professional Publishing revenues declined $5.4 million, or 3.1%. The year-to-year decline reflects reduced revenues at Shepard's/McGraw-Hill, due to the December 1995 divestiture of Shepard's topical publishing business, as well as a less favorable state citator revision cycle. International revenues improved as growth in Asia, Australia and Europe offset declines in Canada and Mexico. Revenues in educational publishing were comparable to the prior year while the testing business improved. The segment's operating loss, reflecting typical first quarter seasonal losses in educational publishing, increased 7% to $31.4 million, partly due to development costs for the McGraw-Hill Home Interactive division, which will offer multimedia education titles in the consumer market later this year. On March 15, 1996, the company acquired the publishing assets of Open Court Publishing Company, a publisher of skills-based reading and math programs for the elementary school market.

Financial Services' revenue increased $13.7 million, or 6.9%, while operating profit increased $6.9 million, or 11.6%. Standard & Poor's Ratings Services revenue and profits improved reflecting increased new issue volume in the U.S. corporate bond market, continued international expansion and development of new ratings products. In addition to the corporate sector, structured finance, both asset-backed and mortgage-backed, were particularly strong. The Financial Information Services Group revenues and profits also improved from the prior year as growth at MMS International and Platt's offset weakness in municipal securities services.

Information and Media Services' revenue increased $7.0 million, or 3.5%, and operating profit declined $2.4 million, or 12.5%. The revenue increase reflects the Tower Group International acquisition of UCB Canada as well as the acquisition of Hospital Practice magazine. Broadcasting revenue and operating profit declined, reflecting last year's strong Super Bowl impact where our San Diego station broadcast the Super Bowl and benefited by the appearance of the San Diego Chargers in the contest. Business Week revenue and profit improved over the prior year, due primarily to strong circulation revenues and an advertising rate increase, offsetting a decline in advertising pages. Revenues and profits declined in the computer magazines, primarily BYTE and Lan Times, and profits were further impacted by start-up costs for the launch of tel.com magazine, which debuted in March.

Financial Condition
- -------------------

The company continues to maintain a strong financial condition. Cash generated by operating activities in the quarter totaled $40.8 million compared to cash used in operations of $14.8 million last year. This year-to-year increase in cash flow from operations primarily reflects collections from strong fourth quarter sales last year. Total debt increased $56.7 million from year-end reflecting the seasonal spending for inventory and sampling costs for 1996 school publishing adoptions, prepublication spending for 1997 school adoption programs, and the acquisition of Open Court. The company's strong presence in school publishing significantly impacts the seasonality of its earnings and borrowing patterns during the year, with the company borrowing during the first half of the fiscal year and generating cash in the second half of the year. Borrowing patterns will be further impacted in 1996, an off-adoption year, as the company plans for the 1997 strong adoption year.

In the fourth quarter of 1995, the company implemented a best practices program to improve the efficiency and effectiveness of the company's operations. The program includes the review of major systems and processes, including certain administrative functions and related technology. The program encompasses the elimination of approximately 750 positions. By the end of the first quarter of 1996, approximately 300 positions had been eliminated and the company has undertaken various technology initiatives. Cash expenditures related to the best practices program in the first quarter did not have a significant impact on the company's liquidity.

Commercial paper borrowings at March 31, 1996 totaled $427.5 million, an increase of $59 million from December 31, 1995. Commercial paper is supported by an $800 million revolving credit agreement with a group of banks terminating in November 1999, and $300 million is classified as long-term. There are no amounts outstanding under this agreement.

Under a shelf registration which became effective with the Securities and Exchange Commission in mid-1990, the company can issue an additional $250 million of debt securities. The new debt could be used to replace a portion of the commercial paper borrowings with longer term securities, when and if interest rates are attractive and markets are favorable.

Accounts receivable before reserves of $799.2 million decreased $136.1 million from the end of 1995 due primarily to the seasonal nature of some of the company's businesses.

Inventories increased $30 million to $268 million from the end of 1995 due primarily to inventory purchases for 1996 international publishing programs, the acquisition of Open Court, and the seasonal buildup for the annual Sweet's Files.

Net prepublication costs at March 31 increased $30.2 million from the end of 1995 to $298.4 million due to additional spending for 1997 adoption year programs, new College and Professional Publishing titles, and the acquisition of Open Court. Purchases of property, plant and equipment of $6.7 million approximated the level of the prior year; the purchases were primarily for computer equipment.

In April 1996, the company began to repurchase shares under a share repurchase program approved by the company's Board of Directors in January, authorizing the purchase of up to 4 million shares (post-split) of the company's common stock. The repurchased shares will be used for general corporate purposes, including the issuance of shares for the exercise of employee stock options.

                                     PART II

                                Other Information


    Item 6.  Exhibits and Reports on Form 8-K                       Page Number
    -----------------------------------------                       -----------

     a)  Exhibits
         --------
         (3)  By-Laws.                                                 14-24

         (12) Computation of ratio of earnings to fixed charges.         25

         (27) Financial Data Schedule.                                   26

                              SIGNATURES
                              ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                      THE McGRAW-HILL COMPANIES, INC.
                                      -------------------------------




Date:    05/13/96                   By       Robert J. Bahash
     ------------------               -------------------------------
                                             Robert J. Bahash
                                         Executive Vice President
                                         and Chief Financial Officer





Date:    05/13/96                   By     Thomas J. Kilkenny
     ------------------               -------------------------------
                                           Thomas J. Kilkenny
                                      Vice President and Controller




Date:    05/13/96                   By      Kenneth M. Vittor
     ------------------               -------------------------------
                                            Kenneth M. Vittor
                                          Senior Vice President
                                          and General Counsel

                                                                  Exhibit (3)

                         THE McGRAW-HILL COMPANIES, INC.

                                     BY-LAWS
                                     -------
                         (As amended February 28, 1996)
                         ------------------------------
                                    ARTICLE I
                                    ---------
                                  STOCKHOLDERS
                                  ------------

      1. A meeting of the stockholders shall be held annually, whereoever designated by the Board of Directors on the last Wednesday in April of each year or on such other date as a resolution of the Board of Directors may designate, for the purpose of electing directors, hearing the reports of officers and directors, and for the transaction of such other business required or authorized to be transacted by the stockholders. Any previously scheduled annual or special meeting of stockholders may be postponed by resolution of the Board of Directors, upon public notice given prior to the date scheduled for such meeting.

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

                                   ARTICLE I-A
                                   -----------
                    NOMINATION OF DIRECTORS AND PRESENTATION
                       OF BUSINESS AT STOCKHOLDER MEETINGS
                       -----------------------------------

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

                                   ARTICLE II
                                   ----------
                               BOARD OF DIRECTORS
                               ------------------

     1. The business and affairs of the corporation shall be managed under the direction of the Board of Directors. Unless and until changed as provided in this Section 1 of this Article II, the number of directors constituting the Board of Directors shall be fifteen (15). The Board of Directors shall have power from time to time and at any time, by vote of a majority of the total number of directors which the corporation would have if there were no vacancies on the Board, to increase or reduce the number of directors constituting the Board of Directors to such number (subject to any limits contained in the certificate of incorporation) as the Board of Directors shall determine, but in no event to less than twelve (12) or more than twenty-five (25). Subject to the express terms and conditions of the certificate of incorporation and these By-Laws, the directors shall have the usual and customary powers and duties of directors of a corporation; also any and all powers given and permitted by law; and also power to exercise any and all powers of the corporation, and to do any and all acts without any prior action taken or consent given by the stockholders, unless required by law, or the certificate of incorporation, or by these By-Laws; the directors may exercise all powers, and do all acts and things which are not, by statute or by the certificate of incorporation or these By-Laws, expressly directed or required to be exercised or done by the stockholders.

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

                                   ARTICLE IV
                                   ----------
                                    OFFICERS
                                    --------

      1. The elective officers of the Corporation other than directors shall be a Chairman of the Board of Directors, a President, one or more Vice-Presidents, a Secretary and a Treasurer. Any two of the aforesaid office may be filled by the same person. For purposes of these By-Laws the office of Vice-President also may include one or more Executive Vice-Presidents and one or more Senior Vice-Presidents. The term of office of each of said officers shall continue until the next annual election of directors and the selection of his successor by the Board of Directors. Any officer may, at any time, with or without cause, be suspended or removed from office by the affirmative vote of a majority of the entire Board at a meeting thereof. The Chairman of the Board and the President shall be chosen from among the directors.

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

                                  ARTICLE IV-A
                                  ------------

      1. Bank Accounts, Deposits, Checks, Drafts and Orders Issued in the Company's Name. Any two of the following officers: the Chairman, President, any Vice-President, and the Treasurer, Secretary or Controller may from time to time (1) open and keep in the name and on behalf of the Company, with such banks, trust companies or other depositories as they may designate, general and special bank accounts for the funds of the Company, and (2) terminate any such bank accounts. Any such action by two of the officers as specified above shall be made by an instrument in writing signed by such two officers and filed with the Secretary. A copy of such instrument, certified by the Secretary or an Assistant Secretary, shall be evidence to all concerned that the designations or terminations therein contained are duly authorized on behalf of the Company at the time of the certification.

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

      3. The Company or its duly authorized stock transfer agent shall keep a book to be known as the stock book, containing the names, alphabetically arranged, of all persons who are stockholders of the Corporation, showing their places of residence, the number of shares of preferred, preference and common stock held by each respectively, and the time when each became the owner thereof, also entries showing from and to whom such shares shall be transferred, and the number and denomination of all revenue stamps used to evidence the payment of the stock transfer tax as required by the laws of the State of New York, which books shall be open daily, during usual business hours, for inspection by any person who shall have been a stockholder of record in such Corporation for a least six months immediately preceding his demand; or by any person holding or thereunto in writing authorized by the holders of at least five per centum of any class of its outstanding shares, upon at least five days written demand. Persons so entitled to inspect stock books may make extracts therefrom.

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

                                                                  Exhibit (12)

                          The McGraw-Hill Companies, Inc.
                          -------------------------------
          Computation of Ratio of Earnings to Fixed Charges
          -------------------------------------------------
                          Periods Ended March 31, 1996
                          ----------------------------




                                                 Three       Twelve
                                                 Months      Months
                                                ---------   ---------
                                                   (In thousands)
Earnings
    Earnings from continuing operations
      before income tax expense (Note)......    $  26,020   $ 385,494
    Fixed charges...........................       19,792      90,299
    Capitalized interest....................            -        (310)
                                                ---------   ---------
       Total Earnings.......................    $  45,812   $ 475,483
                                                =========   =========
Fixed Charges (Note)
    Interest expense........................    $  12,247   $  61,576
    Portion of rental payments deemed to be
      interest..............................        7,545      28,723
                                                ---------   ---------
       Total Fixed Charges..................    $  19,792   $  90,299
                                                =========   =========

Ratio of Earnings to Fixed Charges                   2.3x        5.3x


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












                                      -25-