Form 10-Q
period 1996-06-30
MCGRAW-HILL COMPANIES INC
filed 1996-08-13
CIK 64040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                 FORM 10-Q



[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 1996

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


                       YES [X]              NO[ ]

On July 26, 1996 there were approximately 99.4 million shares of Common Stock (par value $1.00 per share) outstanding.

                            The McGraw-Hill Companies, Inc.
                            -------------------------------
                                  TABLE OF CONTENTS
                                  -----------------

                                                                Page Number
                                                                -----------

PART I.  FINANCIAL INFORMATION
- ------------------------------

  Item 1.  Financial Statements
  -------
             Consolidated Statement of Income for
             the three and six month periods ended
             June 30, 1996 and 1995                                     3

             Consolidated Balance Sheet at June 30, 1996,
             December 31, 1995 and June 30, 1995                      4-5

             Consolidated Statement of Cash Flows for the six
             months ended June 30, 1996 and 1995                        6

             Notes to Consolidated Financial Statements               7-9


  Item 2.  Management's Discussion and Analysis of Operating
  -------  Results and Financial Condition                           10-14



PART II.  OTHER INFORMATION
- ---------------------------

  Item 1.  Legal Proceedings                                         15
  -------

  Item 4.  Submission of Matters to a Vote of Security Holders       15-16
  -------

  Item 5.  Other Information                                         16
  -------

  Item 6.  Exhibits and Reports on Form 8-K                          17-19
  -------

                                      PART I


                                Financial Information

Item 1.  Financial Statements
         --------------------

                           The McGraw-Hill Companies, Inc.
                           -------------------------------
                          Consolidated Statement of Income
                          --------------------------------
                        Periods Ended June 30, 1996 and 1995
                        ------------------------------------

                                       Three Months           Six Months
                                   --------------------  ----------------------

                                      1996       1995       1996        1995
                                   ---------  ---------  ----------  ----------
                                        (In thousands, except per-share data)
Operating revenue                  $ 710,934  $ 712,782  $1,294,785  $1,281,330
Expenses:
  Operating                          327,076    324,339     620,265     605,639
  Selling and general                226,302    230,000     442,902     445,063
  Depreciation and amortization       53,632     57,686      94,258      98,723
                                   ---------  ---------  ----------  ----------
     Total expenses                  607,010    612,025   1,157,425   1,149,425

Other income - net                     4,728      5,396       9,970      10,765
                                   ---------  ---------  ----------  ----------
Income from operations               108,652    106,153     147,330     142,670

Interest expense - net                12,412     16,289      23,831      29,079
                                   ---------  ---------  ----------  ----------
Income before taxes on income         96,240     89,864     123,499     113,591

Provision for taxes on income         39,074     37,023      50,141      46,799
                                   ---------  ---------  ----------  ----------
Net income                         $  57,166  $  52,841  $   73,358  $   66,792
                                   =========  =========  ==========  ==========

Earnings per common share (Note 1) $    0.57  $    0.53  $     0.73  $     0.67
                                   =========  =========  ==========  ==========
Average number of common
  shares outstanding (Note 1)        100,311     99,660     100,447      99,538







                            The McGraw-Hill Companies, Inc.
                            -------------------------------
                              Consolidated Balance Sheet
                              --------------------------

                                            June 30,      Dec. 31,     June 30,
                                              1996         1995          1995
                                           ----------   ----------    ----------
                                                        (In thousands)
ASSETS

Current assets:
  Cash and equivalents                     $    4,828   $   10,250   $   19,031
  Accounts receivable (net of allowance
    for doubtful accounts) (Note 3)           785,912      855,372      781,359
  Receivable from broker-dealers and
    dealer banks (Note 4)                       7,388        9,674       17,461
  Inventories (Note 3)                        294,239      238,030      295,727
  Prepaid income taxes                         71,775       67,128       70,171
  Prepaid and other current assets             75,865       59,351       62,602
                                           ----------   ----------   ----------
      Total current assets                  1,240,007    1,239,805    1,246,351
                                           ----------   ----------   ----------

Prepublication costs (net of accumulated
  amortization) (Note 3)                      315,257      268,200      277,994

Investments and other assets:
  Investment in Rock-McGraw, Inc. - at
    equity                                     64,275       61,797       59,875
  Prepaid pension expense                     101,414       98,177       91,515
  Other                                       156,452      141,861      151,239
                                           ----------   ----------   ----------
      Total investments and other assets      322,141      301,835      302,629
                                           ----------   ----------   ----------

Property and equipment - at cost              839,370      827,307      808,978
  Less - accumulated depreciation             518,829      491,178      474,346
                                           ----------   ----------   ----------
      Net property and equipment              320,541      336,129      334,632

Goodwill and other intangible assets - at
  cost (net of accumulated amortization)      948,945      958,420      973,051
                                           ----------   ----------   ----------
                                           $3,146,891   $3,104,389   $3,134,657
                                           ==========   ==========   ==========







                           The McGraw-Hill Companies, Inc.
                           -------------------------------
                              Consolidated Balance Sheet
                              --------------------------

                                            June 30,      Dec. 31,    June 30,
                                              1996         1995         1995
                                           ----------   ----------   ----------
                                                        (In thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Notes payable                            $  238,860   $   71,299   $  286,493
  Accounts payable                            185,443      215,179      172,611
  Payable to broker-dealers and dealer
    banks (Note 4)                              6,834        7,469       16,846
  Accrued liabilities                         145,304      188,382      137,146
  Income taxes currently payable              103,474       70,405       79,412
  Unearned revenue                            238,978      241,816      229,389
  Other current liabilities                   202,615      251,909      191,274
                                           ----------   ----------   ----------
      Total current liabilities             1,121,508    1,046,459    1,113,171
                                           ----------   ----------   ----------
Other liabilities:
  Long-term debt (Note 5)                     556,734      557,365      657,705
  Deferred income taxes                       138,965      140,531      125,115
  Accrued postretirement healthcare and
    other benefits                            204,722      200,100      201,324
  Other non-current liabilities               128,668      124,868      110,559
                                           ----------   ----------   ----------
      Total other liabilities               1,029,089    1,022,864    1,094,703
                                           ----------   ----------   ----------
      Total liabilities                     2,150,597    2,069,323    2,207,874
                                           ----------   ----------   ----------
Shareholders' equity (Notes 1 and 6):
  Capital stock                               102,933      102,933      102,933
  Additional paid-in capital                   37,411       26,740       23,653
  Retained income                           1,037,916    1,030,526      930,064
  Foreign currency translation adjustments    (58,355)     (56,247)     (49,964)
                                           ----------   ----------   ----------
                                            1,119,905    1,103,952    1,006,686

  Less - common stock in treasury-at cost     111,256       60,778       68,285
         unearned compensation on
           restricted stock                    12,355        8,108       11,618
                                           ----------   ----------   ----------
      Total shareholders' equity              996,294    1,035,066      926,783
                                           ----------   ----------   ----------
                                           $3,146,891   $3,104,389   $3,134,657
                                           ==========   ==========   ==========






                            The McGraw-Hill Companies, Inc.
                            -------------------------------
                         Consolidated Statement of Cash Flows
                         ------------------------------------
                   For The Six Months Ended June 30, 1996 And 1995
                   -----------------------------------------------
                                                            1996         1995
                                                          ---------    ---------
                                                              (In thousands)
Cash flows from operating activities
- ------------------------------------
Net income                                                $  73,358    $  66,792
Adjustments to reconcile net income to
    cash provided by operating activities:
  Depreciation                                               35,175       32,847
  Amortization of goodwill and intangibles                   18,054       18,891
  Amortization of prepublication costs                       41,029       46,985
  Provision for losses on accounts receivable                35,287       32,896
  Other                                                         603          354
Changes in assets and liabilities net of effect of
    acquisitions and dispositions:
  Decrease/(increase) in accounts receivable                 30,930      (38,062)
  Increase in inventories                                   (51,680)     (84,103)
  Increase in prepaid and other current assets              (19,052)     (11,210)
  Decrease in accounts payable and accrued expenses         (74,521)     (45,051)
  Decrease in unearned revenue                               (2,820)     (10,598)
  Decrease in other current liabilities                     (48,903)     (45,530)
  Increase in interest and income taxes currently payable    34,074       24,968
  (Decrease)/increase in prepaid/deferred income taxes       (1,505)         456
  Net change in other assets and liabilities                 (4,179)      (5,433)
- ---------------------------------------------------       ---------    ---------
Cash provided by/(used for) operating activities             65,850      (15,798)
- ---------------------------------------------------       ---------    ---------
Investing activities
- --------------------
  Investment in prepublication costs                        (83,801)     (57,261)
  Purchases of property and equipment                       (19,990)     (21,525)
  Acquisition of businesses                                 (25,809)     (24,264)
  Disposition of businesses                                   6,335          429
  Other                                                         861          880
- ---------------------------------------------------       ---------    ---------
Cash used for investing activities                         (122,404)    (101,741)
- ---------------------------------------------------       ---------    ---------
Financing activities
- --------------------
  Dividends paid to shareholders                            (65,968)     (59,780)
  Additions to short-term debt - net                        167,821      181,230
  Repurchase of treasury shares                             (62,117)           -
  Exercise of stock options                                  14,846        8,522
  Other                                                      (3,450)      (1,458)
- ---------------------------------------------------       ---------    ---------
Cash provided by financing activities                        51,132      128,514
- ---------------------------------------------------       ---------    ---------
Net change in cash and equivalents                           (5,422)      10,975

Cash and equivalents at beginning of period                  10,250        8,056
- ---------------------------------------------------       ---------    ---------
Cash and equivalents at end of period                     $   4,828    $  19,031
                                                          =========    =========

                         The McGraw-Hill Companies, Inc.
                         -------------------------------
                          Notes to Financial Statements
                          -----------------------------

 1. The financial information in this report has not been audited, but in the opinion of management all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly such information have been included. The operating results for the three and six month periods ended June 30, 1996 and 1995 are not necessarily indicative of results to be expected for the full year due to the seasonal nature of some of the company's businesses. The financial statements included herein should be read in conjunction with the financial statements and notes included in the company's Annual Report on Form 10-K for the year ended December 31, 1995.

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

 2.  Operating profit by segment is total operating revenue less expenses which are deemed to be related to the unit's operating revenue.  A summary of operating results by segment for the three months and six months ended
     June 30, 1996 and 1995 follows:
                                           1996                   1995
                                   --------------------   ---------------------
                                              Operating               Operating
                                    Revenue    Profit      Revenue     Profit
                                   ---------  ---------   ---------   ---------
                                                   (In thousands)
  Three Months
  ------------
  Educational and Professional
    Publishing                      $277,580   $ 26,443    $301,610    $ 31,220
  Financial Services                 207,088     63,603     192,075      55,975
  Information and Media Services     226,266     31,984     219,097      32,497
  --------------------------------  --------   --------    --------    --------
  Total operating segments           710,934    122,030     712,782     119,692
  General corporate expense                -    (13,378)          -     (13,539)
  Interest expense - net                   -    (12,412)          -     (16,289)
  --------------------------------  --------   --------    --------    --------
  Total company                     $710,934   $ 96,240*   $712,782    $ 89,864*
                                    ========   ========    ========    ========

  *Income before taxes on income.



                              The McGraw-Hill Companies, Inc.
                              -------------------------------
                               Notes to Financial Statements
                               -----------------------------

                                        1996                   1995
                                 --------------------   ---------------------
                                            Operating               Operating
                                  Revenue     Profit      Revenue     Profit
                                 ---------- ---------   ----------  ---------
  Six Months                                    (In thousands)
  ----------
  Educational and Professional
    Publishing                   $  443,484  $ (4,978)  $  472,906   $  1,849
  Financial Services                420,195   129,780      391,441    115,276
  Information and Media Services    431,106    48,989      416,983     51,940
  -----------------------------  ----------  --------   ----------   --------
  Total operating segments        1,294,785   173,791    1,281,330    169,065
  General corporate expense               -   (26,461)           -    (26,395)
  Interest expense - net                  -   (23,831)           -    (29,079)
  -----------------------------  ----------  --------   ----------   --------
  Total company                  $1,294,785  $123,499*  $1,281,330   $113,591*
                                 ==========  ========   ==========   ========

  *Income before taxes on income.

 3.  The allowance for doubtful accounts, the components of inventory and the accumulated amortization of prepublication costs were as follows:
                                         June 30,      Dec. 31,    June 30,
                                           1996         1995         1995
                                         ---------    ---------    ---------
                                                    (In thousands)
     Allowance for doubtful accounts     $  81,432    $  79,980    $  79,958
                                         =========    =========    =========
     Inventories:
        Finished goods                   $ 228,008    $ 185,608    $ 222,321
        Work-in-process                     34,628       15,675       36,423
        Paper and other materials           31,603       36,747       36,983
                                         ---------    ---------    ---------
     Total inventories                   $ 294,239    $ 238,030    $ 295,727
                                         =========    =========    =========

     Accumulated amortization of
        prepublication costs             $ 398,426    $ 391,384    $ 354,248
                                         =========    =========    =========

                         The McGraw-Hill Companies, Inc.
                         -------------------------------
                          Notes to Financial Statements
                          -----------------------------


4. A subsidiary of J.J. Kenny Co. acts as an undisclosed agent in the purchase and sale of municipal securities for broker-dealers and dealer banks and the company had $409 million of matched purchase and sale commitments at June 30, 1996. Only those transactions not closed at the settlement date are reflected in the balance sheet as receivables and payables.

5.   A summary of long-term debt follows:
                                             June 30,     Dec. 31,     June 30,
                                               1996         1995         1995
                                             ---------    ---------    ---------
                                                        (In thousands)
     9.43% senior notes due 2000             $ 250,000    $ 250,000    $ 250,000
     Commercial paper supported by
       bank revolving credit agreement         300,000      300,000      400,000
     Other                                       6,734        7,365        7,705
                                             ---------    ---------    ---------
     Total long-term debt                    $ 556,734    $ 557,365    $ 657,705
                                             =========    =========    =========


 6.  Common shares approved for issuance for conversions and stock based awards were as follows:
                                              June 30,      Dec. 31,    June 30,
                                                1996         1995         1995
                                             ---------    ---------    ---------
     $1.20 convertible preference stock
       at the rate of 6.6 shares for each
       share of preference stock                 9,346        9,346        9,346
     Stock based awards                      6,541,202    7,245,226    7,609,148
                                             ---------    ---------    ---------
                                             6,550,548    7,254,572    7,618,494
                                             =========    =========    =========

 7.  Cash dividends per share declared during the periods were as follows:

                                   Three Months             Six Months
                                   -------------            -----------
                                   1996     1995            1996   1995
                                   ----     ----            ----   ----
      Common stock                 $.33     $.30            $.66   $.60
      Preference stock              .30      .30             .60    .60


Item 2.        Management's Discussion and Analysis of Operating
               -------------------------------------------------
                         Results and Financial Condition
                         -------------------------------


Operating Results - Comparing Periods Ended June 30, 1996 and 1995
- ------------------------------------------------------------------

Three Months
- ------------

Consolidated Review
- -------------------

Net income for the quarter increased $4.3 million, or 8.2%, over the 1995 second quarter. Revenues declined $1.8 million, or 0.3%, reflecting volume declines due to an off-adoption year in school publishing following 1995's strong adoption year. Revenues in the Financial Services segment improved due to strong new issuance volume and expanded global operations and in Information and Media Services, primarily due to Business Week. Net income improved over the prior year due to cost controls in school publishing, expanded profit margins in Financial Services and lower interest expense. Earnings per share were 57 cents compared to 53 cents for the second quarter in 1995.

All references to common share data, including earnings per share, reflect the two-for-one stock split of the company's common stock that was distributed to shareholders on April 26, 1996.

Total expenses declined $5.0 million, or 0.8%, reflecting cost controls in Educational and Professional Publishing due to the off-adoption year which offset volume-related expense increases in Financial Services and Information and Media Services.

Net interest expense declined $3.9 million, or 23.8%, resulting from a decline in average commercial paper interest rates from 6.2% in 1995 to 5.3% in 1996 and reduced average commercial paper borrowing levels from the prior year, due to paydowns from the company's operating cash flow.

The provision for taxes as a percentage of income before taxes was 40.6% in 1996 compared to 41.2% in 1995. The reduction in the effective tax rate reflects the declining impact of non-deductible goodwill amortization on higher pre-tax earnings as well as favorable settlement of state tax audits.

On July 3, The McGraw-Hill Companies signed an agreement to exchange its Shepard's/McGraw-Hill legal publishing unit for the Times Mirror Higher Education Group and other consideration, including cash. This transaction is expected to be completed in the third quarter after obtaining necessary government approvals required under the Hart-Scott-Rodino Act. The final valuation of the properties being exchanged will be based on independent appraisals; the company estimates that this transaction will result in a pre-tax gain, net of one-time charges, of more than $300 million.

Segment Review
- --------------

Educational and Professional Publishing revenue declined $24.0 million, or 8.0%, to $277.6 million. The decline reflects the 1996 off-adoption year for the school publishing industry. In 1995, there were strong sales in the key adoption states of California and Texas where early ordering benefited the second quarter. Second quarter sales in Texas declined from $44 million in 1995 to $8 million in 1996. The revenue variance was also affected by reduced revenues at Shepard's/McGraw-Hill, due to the December divestiture of Shepard's topical publishing business. Partially offsetting the expected decline in school publishing were improved revenues in College publishing and international operations, including Mexico, while business at The Continuing Education Center was soft. The segment also benefited from the 1996 first quarter acquisition of Open Court Publishing. Despite the decline in revenue, operating profit for the segment declined only $4.8 million, or 15.3%, to $26.4 million, due to strong cost controls partially offset by development costs for the McGraw-Hill Home Interactive division, which will offer multimedia education titles in the consumer market later this year.

Financial Services' revenue grew $15.0 million, or 7.8%, to $207.1 million while operating profit improved $7.6 million, or 13.6%, to $63.6 million. Standard & Poor's Ratings Services' revenue and profits improved reflecting expanded global operations, increased new issuance volume in the U.S. bond market and non-traditional ratings products, net of continuing investments. Second quarter new issuance volume was particularly strong in Eurobonds, high-yield corporates and asset-backed securities. Revenue and profit for the Financial Information Services Group also improved from the prior year reflecting good results at Compustat and greater distribution of global products over third-party networks, particularly MMS International and Platt's. These results offset weakness in municipal securities services and consulting revenues at DRI/McGraw-Hill.

Information and Media Services' revenue increased $7.2 million, or 3.3%, to $226.3 million and operating profit declined $0.5 million, or 1.6%, to $32.0 million. Business Week advertising pages increased 1% over last year's second quarter, a significant improvement from the first quarter comparison. Business Week revenues grew at a greater rate than the page gain as revenue per advertising page increased. Revenues also improved for the Construction Information Group due to new electronic products and some improvement in advertising. Revenues at the computer magazines declined, partly offset by increases at the healthcare publications, while Broadcasting revenues were flat. The decline in segment operating profit reflects the impact of the revenue declines at the computer magazines, the costs of launching tele.com magazine and reduced profits in Broadcasting due to soft market conditions in San Diego.

Six Months
- ----------

Consolidated Review
- -------------------

For the first half of the year, net income increased $6.6 million, or 9.8%, to $73.4 million. Operating revenue increased $13.5 million, or 1.1%, to $1,295 million. The relatively flat revenues reflect an off-adoption year in school publishing, offset by strong growth in financial services. Total expenses increased $8.0 million, or 0.7%, reflecting the revenue growth and development expenses for new businesses net of cost controls in school publishing. Earnings per share were 73 cents versus 67 cents last year.

Net interest expense decreased $5.2 million, or 18.0%, reflecting a decline in average commercial paper interest rates from 6.2% in 1995 to 5.4% in 1996 and reduced average commercial paper borrowing levels from the prior year, due to paydowns from the company's operating cash flow.

The provision for taxes as a percentage of income before taxes was 40.6% in 1996 compared to 41.2% in 1995. The reduction in the effective tax rate reflects the declining impact of non-deductible goodwill amortization on higher pre-tax earnings as well as favorable settlement of state tax audits.

Segment Review
- --------------

Educational and Professional revenue declined $29.4 million, or 6.2%, to $443.5 million. The decline reflects the off-adoption year for the school publishing industry. The revenue decline also reflects reduced revenues at Shepard's/McGraw-Hill, due to the December 1995 divestiture of Shepard's topical publishing business. Partially offsetting the expected decline in school publishing, revenues increased in international publishing and the segment benefited from the first quarter acquisition of Open Court Publishing. The segment had an operating loss of $5.0 million, compared to operating profit of $1.8 million last year. This decline in profits reflects the revenue decline, partially offset by cost controls. Operating profit compared to last year was also impacted by development costs for the McGraw-Hill Home Interactive division.

Financial Services' revenue increased $28.8 million, or 7.3%, to $420.2 million. Operating profit improved $14.5 million, or 12.6%, to $129.8 million. Standard & Poor's Ratings Services' revenue and profits increased reflecting expanded global operations, increased new issuance volume in the U.S. bond market and non-traditional ratings products, net of continuing investments. Revenue and profit for the Financial Information Services Group also improved from the prior year reflecting good results from greater distribution of global products over third-party networks, particularly MMS International and Platt's. These results offset weakness in municipal securities services.

Information and Media Services' revenue increased $14.1 million, or 3.4%, to $431.1 million. Operating profit declined $3.0 million, or 5.7%, to $49.0 million. The revenue increase reflects improved advertising revenues at Business Week as an advertising rate increase offset a decline in advertising pages. The Tower Group International acquisition of UCB Canada and the acquisition of Hospital Practice magazine also contributed to the revenue increase. Revenues for the Construction Information Group improved while revenue at the computer magazines declined and Broadcasting was flat. The decline in segment operating profit reflects the impact of the revenue declines at the computer magazines, the costs of launching tele.com magazine, which debuted in March, and Broadcasting's softer market conditions in San Diego and last year's higher margin Super Bowl broadcast.

Financial Condition - June 30, 1996 versus December 31, 1995
- ------------------------------------------------------------

The company continues to maintain a strong financial position. Cash generated by operating activities totaled $65.8 million compared to cash used in operations last year of $15.8 million. This year-to-year improvement in cash flow from operations largely reflects reduced working capital requirements due to the 1996 off-adoption year in school publishing. Total debt was $795.6 million, an increase of $166.9 million from year-end. The increase in debt reflects the seasonal spending for inventory and sampling costs for 1996 school publishing adoptions, prepublication spending for 1997 school adoption programs, the acquisition of Open Court and borrowings to finance the repurchase by the company of 1.3 million common shares in the second quarter. The company's strong presence in school publishing significantly impacts the seasonality of its earnings and borrowing patterns during the year, with the company borrowing during the first half of the fiscal year and generating cash in the second half of the year. Borrowing patterns will be further impacted in 1996 from the company's spending for the 1997 strong adoption year. The company's borrowings will also be impacted by the transaction exchanging Shepard's/McGraw-Hill for the Times Mirror Higher Education Group later this year, entailing a tax payment in December on a pre-tax gain, net of one-time charges, estimated to exceed $300 million.

In January, the company's Board of Directors approved a share repurchase program authorizing the purchase of up to 4 million shares of the company's common stock. In the second quarter, the company bought 1.3 million shares at a cost of $62.1 million. The repurchased shares will be used for general corporate purposes, including the issuance of shares for the exercise of employee stock options. The company continued to repurchase shares in August; future purchases under the program may be made from time to time dependent on market conditions.

In the fourth quarter of 1995, the company implemented a best practices program to improve the efficiency and effectiveness of the company's operations. The program included the review of major systems and processes, including certain administrative functions and related technology. The program encompasses the elimination of approximately 750 positions. At the end of the second quarter of 1996, approximately 450 positions had been eliminated and the company has undertaken various technology initiatives. Cash expenditures related to the best practices program in the first half of 1996 did not have a significant impact on the company's liquidity.

Commercial paper borrowings at June 30, 1996 totaled $531.5 million, an increase of $163.0 million from December 31, 1995. These borrowings are supported by an $800 million revolving credit agreement with a group of banks terminating in November 1999, and $300 million is classified as long-term. There are no amounts outstanding under this agreement.

Under a shelf registration which became effective with the Securities and Exchange Commission in mid-1990, the company can issue an additional $250 million of debt securities. The new debt could be used to replace a portion of the commercial paper borrowings with longer term securities, when and if interest rates are attractive and markets are favorable.

Accounts receivable before reserves of $867.3 million decreased $68.0 million from the end of 1995 due primarily to the seasonal nature of some of the company's businesses. Inventories increased $56.2 million to $294.2 million from the end of 1995 due primarily to the seasonal requirements for school publishing and the seasonal buildup for the annual Sweet's files.

Net prepublication costs at June 30 increased $47.1 million from the end of 1995 to $315.3 million due to additional spending for 1997 adoption year programs and new college and professional publishing titles. Prepublication cost spending in the first half of 1996 totaled $83.8 million compared to $57.3 million in 1995.

Purchases of property and equipment of $20 million were slightly less than the comparable period last year; the purchases were primarily for computer equipment.

                                     PART II

                                Other Information

Item 1.   Legal Proceedings
          -----------------
          A Complaint was filed on June 11, 1996 in United States Bankruptcy Court, Central District of California, in an action captioned County
                                                                        ------
          of Orange v.  McGraw-Hill Companies, Inc., d/b/a Standard & Poor's.
          -------------------------------------------------------------------
          Case No. SA 94-22272 JR; Adversary No. SA 96-01624. In the Complaint, Orange County, California makes claims against Standard & Poor's for breach of contract, professional negligence and for aiding and abetting breaches of fiduciary duty arising out of ratings services provided by Standard & Poor's to Orange County in 1993-94 and prior to Orange County's filing for bankruptcy protection under chapter 9 on December 6, 1994. The Complaint alleges that Standard & Poor's caused Orange County to sustain losses in excess of $500 million. The Registrant believes that the allegations of the Complaint lack merit and intends to vigorously contest the action.

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------
(a) The 1996 Annual Meeting of Shareholders of the Registrant was held on April 24, 1996.

(b) The following nominees, having received the FOR votes set forth opposite their respective names, constituting a plurality of the votes cast at the Annual Meeting for the election of Directors, were duly elected a director of the Registrant for two-year terms:

          DIRECTOR              FOR           WITHHOLD AUTHORITY
          --------              ---           ------------------
          Pedro Aspe            43,747,126         158,273
          Robert P. McGraw      43,750,375         155,024

          The following nominees having received the FOR votes set forth opposite their respective names, constituting a plurality of the votes cast at the Annual Meeting for the election of Directors, were duly elected Directors of the Registrant for three-year terms:

          DIRECTOR              FOR           WITHHOLD AUTHORITY
          --------              ---           ------------------
          Joseph L. Dionne      43,749,454        155,945
          Don Johnston          43,746,915        158,484
          Linda Koch Lorimer    43,752,652        152,747
          Harold W. McGraw III  43,752,604        152,795
          Alva O. Way           43,748,516        156,883

          The terms of office of the following directors continued after the meeting: Vartan Gregorian; John T. Hartley; Peter O. Lawson-Johnston; Paul J. Rizzo; James H. Ross; George B. Harvey; Richard H. Jenrette; and Lois Dickson Rice.

(c) (i) Shareholders approved the 1996 Key Executive Short-Term Incentive Compensation Plan. The vote was 42,522,119 shares FOR and 1,011,253 shares AGAINST, with 372,027 shares abstaining and no broker nonvotes.

    (ii) Shareholders approved the Director Deferred Stock Ownership Plan. The vote was 41,813,698 shares FOR and 1,317,242 shares AGAINST, with 353,391 shares abstaining and 421,068 broker nonvotes.

    (iii) Shareholders ratified the appointment of Ernst & Young as independent auditors for the Registrant and its subsidiaries for 1996. The vote was 43,728,492 shares FOR and 115,332 shares AGAINST , with 61,575 shares abstaining and no broker nonvotes.

    (iv) Shareholders did not approve the shareholder proposal to eliminate the election of directors by classes. The vote was 13,954,427 shares FOR and 26,810,734 shares AGAINST, with 24,725 shares abstaining and 2,898,514 broker nonvotes.

Item 5.   Other Information
          -----------------
          On July 3, 1996 the Registrant, The Times Mirror Company ("Times Mirror") and Mosby-Year Book, Inc., a wholly owned subsidiary of Times Mirror ("Mosby"), entered into an Exchange Agreement pursuant to which the Registrant has agreed to sell all of the outstanding shares of the capital stock of its subsidiary, Shepard's/McGraw-Hill Inc., to Times Mirror in exchange for (i) the stock of Times Mirror Higher Education Group, Inc., (ii) the assets and related liabilities of Mosby relating to Mosby's college-level life and physical science text business, (iii) certain assets and liabilities of Times Mirror International Publishers - U.S., Inc. and affiliated entities relating to Times Mirror's college business and (iv) a cash payment and other consideration. The transaction is subject to approval pursuant to the Hart-Scott-Rodino Antitrust Improvements Acts of 1976, as amended, and to other closing conditions. It is anticipated that the transaction will close during the third quarter of 1996.

Item 6.    Exhibits and Reports on Form 8-K                          Page Number
           --------------------------------                          -----------

    (a)    Exhibits

    (10)* Director Deferred Stock Ownership Plan, incorporated by reference from Registrant's Proxy Statement, dated
           March 21, 1996.

    (10)* 1996 Key Executive Short-Term Incentive Compensation Plan, incorporated by reference from Registrant's Proxy Statement, dated March 21, 1996.

    (12)   Computation of Ratio of Earnings to Fixed Charges.           18

    (27)   Financial Data Schedule.                                     19


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




Date:   08/13/96                    By       Robert J. Bahash
     ------------------               -------------------------------
                                             Robert J. Bahash
                                         Executive Vice President
                                         and Chief Financial Officer




Date:   08/08/96                    By     Thomas J. Kilkenny
     ------------------               -------------------------------
                                           Thomas J. Kilkenny
                                      Vice President and Controller




Date:   08/09/96                    By      Kenneth M. Vittor
     ------------------               -------------------------------
                                            Kenneth M. Vittor
                                          Senior Vice President
                                          and General Counsel

                                                              Exhibit (12)
                         The McGraw-Hill Companies, Inc.
                         -------------------------------
                Computation of Ratio of Earnings to Fixed Charges
                -------------------------------------------------
                           Periods Ended June 30, 1996
                           ---------------------------




                                                  Six        Twelve
                                                 Months      Months
                                                ---------   ---------
                                                   (In thousands)
Earnings
    Earnings from continuing operations
      before income tax expense (Note)......    $ 121,021   $ 391,778
    Fixed charges...........................       40,395      86,600
    Capitalized interest....................            -        (188)
                                                ---------   ---------
       Total Earnings.......................    $ 161,416   $ 478,190
                                                =========   =========
Fixed Charges (Note)
    Interest expense........................    $  25,515   $  57,938
    Portion of rental payments deemed to be
      interest..............................       14,880      28,662
                                                ---------   ---------
       Total Fixed Charges..................    $  40,395   $  86,600
                                                =========   =========

Ratio of Earnings to Fixed Charges                   4.0x        5.5x







(Note) For purposes of computing the ratio of earnings to fixed charges, "earnings from continuing operations before income taxes" excludes undistributed equity in income of less than 50%-owned companies. "Fixed charges" consist of (1) interest on debt and capital leases, and (2) the portion of the company's rental expense deemed representative of the interest factor in rental expense.

