Form 10-Q
period 1996-09-30
MCGRAW-HILL COMPANIES INC
filed 1996-11-12
CIK 64040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                 FORM 10-Q



[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 1996

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


                       YES [X]              NO[ ]

On October 31, 1996 there were approximately 99.5 million shares of Common Stock (par value $1.00 per share) outstanding.

                            The McGraw-Hill Companies, Inc.
                            -------------------------------
                                  TABLE OF CONTENTS
                                  -----------------

                                                                Page Number
                                                                -----------

PART I.  FINANCIAL INFORMATION
------------------------------

  Item 1.  Financial Statements
  -------
             Consolidated Statement of Income for
             the three and nine month periods ended
             September 30, 1996 and 1995                                3

             Consolidated Balance Sheet at September 30, 1996,
             December 31, 1995 and September 30, 1995                 4-5

             Consolidated Statement of Cash Flows for the nine
             months ended September 30, 1996 and 1995                   6

             Notes to Consolidated Financial Statements               7-10


  Item 2.  Management's Discussion and Analysis of Operating
  -------  Results and Financial Condition                           11-15



PART II.  OTHER INFORMATION
---------------------------

  Item 1.  Legal Proceedings                                         16
  -------

  Item 6.  Exhibits and Reports on Form 8-K                          16-19
  -------

                                      PART I


                                Financial Information

Item 1.  Financial Statements
         --------------------

                           The McGraw-Hill Companies, Inc.
                           -------------------------------
                          Consolidated Statement of Income
                          --------------------------------
                        Periods Ended September 30, 1996 and 1995
                        -----------------------------------------

                                       Three Months           Nine Months
                                   --------------------  ----------------------

                                      1996       1995       1996        1995
                                   ---------  ---------  ----------  ----------
                                        (In thousands, except per-share data)
Operating revenue                  $ 949,009  $ 904,351  $2,243,794  $2,185,681
Expenses:
  Operating                          397,775    365,512   1,018,040     971,151
  Selling and general                265,517    264,600     708,419     709,663
  Depreciation and amortization       84,716     81,422     178,974     180,145
                                   ---------  ---------  ----------  ----------
     Total expenses                  748,008    711,534   1,905,433   1,860,959

Other income - net                     4,847      3,473      14,817      14,238
                                   ---------  ---------  ----------  ----------
Income from operations               205,848    196,290     353,178     338,960

Interest expense - net                13,075     16,320      36,906      45,399
                                   ---------  ---------  ----------  ----------
Income before taxes on income        192,773    179,970     316,272     293,561

Provision for taxes on income         78,265     74,148     128,406     120,947
                                   ---------  ---------  ----------  ----------
Net income                         $ 114,508  $ 105,822  $  187,866  $  172,614
                                   =========  =========  ==========  ==========

Earnings per common share (Note 1) $    1.15  $    1.06  $     1.88  $     1.73
                                   =========  =========  ==========  ==========
Average number of common
  shares outstanding (Note 1)         99,477     99,960     100,109      99,704




                            The McGraw-Hill Companies, Inc.
                            -------------------------------
                              Consolidated Balance Sheet
                              --------------------------

                                            Sept. 30,     Dec. 31,     Sept. 30,
                                              1996         1995          1995
                                           ----------   ----------    ----------
                                                        (In thousands)

ASSETS

Current assets:
  Cash and equivalents                     $    9,883   $   10,250   $    4,921
  Accounts receivable (net of allowance
    for doubtful accounts) (Note 3)           965,932      855,372      930,961
  Receivable from broker-dealers and
    dealer banks (Note 4)                      14,218        9,674       11,025
  Inventories (Note 3)                        264,272      238,030      261,410
  Prepaid income taxes                         71,579       67,128       69,881
  Prepaid and other current assets             65,063       59,351       45,147
                                           ----------   ----------   ----------
      Total current assets                  1,390,947    1,239,805    1,323,345
                                           ----------   ----------   ----------

Prepublication costs (net of accumulated
  amortization) (Note 3)                      300,854      268,200      255,571

Investments and other assets:
  Investment in Rock-McGraw, Inc. - at
    equity                                     65,514       61,797       60,985
  Prepaid pension expense                     102,931       98,177       94,864
  Other                                       153,040      141,861      152,416
                                           ----------   ----------   ----------
      Total investments and other assets      321,485      301,835      308,265
                                           ----------   ----------   ----------

Property and equipment - at cost              854,055      827,307      818,797
  Less - accumulated depreciation             535,069      491,178      489,693
                                           ----------   ----------   ----------
      Net property and equipment              318,986      336,129      329,104

Goodwill and other intangible assets - at
  cost (net of accumulated amortization)      945,727      958,420      963,655
                                           ----------   ----------   ----------
                                           $3,277,999   $3,104,389   $3,179,940
                                           ==========   ==========   ==========





                           The McGraw-Hill Companies, Inc.
                           -------------------------------
                              Consolidated Balance Sheet
                              --------------------------

                                            Sept. 30,     Dec. 31,    Sept. 30,
                                              1996         1995         1995
                                           ----------   ----------   ----------
                                                           (In thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Notes payable                            $  179,790   $   71,299   $  137,458
  Accounts payable                            192,270      215,179      171,114
  Payable to broker-dealers and dealer
    banks (Note 4)                             13,520        7,469       11,044
  Accrued liabilities                         186,166      188,382      176,515
  Income taxes currently payable              144,858       70,405      129,046
  Unearned revenue                            222,075      241,816      216,471
  Other current liabilities                   229,714      251,909      228,266
                                           ----------   ----------   ----------
      Total current liabilities             1,168,393    1,046,459    1,069,914
                                           ----------   ----------   ----------
Other liabilities:
  Long-term debt (Note 5)                     556,766      557,365      657,328
  Deferred income taxes                       138,959      140,531      125,184
  Accrued postretirement healthcare and
    other benefits                            199,441      200,100      201,156
  Other non-current liabilities               132,601      124,868      114,523
                                           ----------   ----------   ----------
      Total other liabilities               1,027,767    1,022,864    1,098,191
                                           ----------   ----------   ----------
      Total liabilities                     2,196,160    2,069,323    2,168,105
                                           ----------   ----------   ----------
Shareholders' equity (Notes 1 and 6):
  Capital stock                               102,933      102,933      102,933
  Additional paid-in capital                   37,635       26,740       25,436
  Retained income                           1,119,732    1,030,526    1,005,946
  Foreign currency translation adjustments    (56,419)     (56,247)     (49,359)
                                           ----------   ----------   ----------
                                            1,203,881    1,103,952    1,084,956

  Less - common stock in treasury-at cost     110,551       60,778       63,587
         unearned compensation on
           restricted stock                    11,491        8,108        9,534
                                           ----------   ----------   ----------
      Total shareholders' equity            1,081,839    1,035,066    1,011,835
                                           ----------   ----------   ----------
                                           $3,277,999   $3,104,389   $3,179,940
                                           ==========   ==========   ==========




                            The McGraw-Hill Companies, Inc.
                            -------------------------------
                         Consolidated Statement of Cash Flows
                         ------------------------------------
                   For The Nine Months Ended September 30, 1996 And 1995
                   -----------------------------------------------------

                                                            1996         1995
                                                          ---------    ---------
                                                              (In thousands)
Cash flows from operating activities
------------------------------------
Net income                                                $ 187,866    $ 172,614
Adjustments to reconcile net income to
    cash provided by operating activities:
  Depreciation                                               52,719       49,485
  Amortization of goodwill and intangibles                   27,336       28,434
  Amortization of prepublication costs                       98,919      102,226
  Provision for losses on accounts receivable                50,047       49,427
  Other                                                         458          582
Changes in assets and liabilities net of effect of
    acquisitions and dispositions:
  Increase in accounts receivable                          (163,580)    (204,628)
  Increase in inventories                                   (22,259)     (50,108)
  (Increase)/decrease in prepaid and other current assets    (7,562)       6,074
  Decrease in accounts payable and accrued expenses         (25,963)      (6,833)
  Decrease in unearned revenue                              (19,017)     (23,369)
  Decrease in other current liabilities                     (23,011)      (1,236)
  Increase in interest and income taxes currently payable    70,056       68,879
  (Decrease)/increase in prepaid/deferred income taxes       (1,174)         668
  Net change in other assets and liabilities                  3,819       (5,838)
---------------------------------------------------       ---------    ---------
Cash provided by operating activities                       228,654      186,377
---------------------------------------------------       ---------    ---------
Investing activities
--------------------
  Investment in prepublication costs                       (126,919)     (89,150)
  Purchases of property and equipment                       (36,895)     (32,045)
  Acquisition of businesses                                 (31,809)     (26,165)
  Disposition of businesses                                   6,335          429
  Other                                                       1,511        1,174
---------------------------------------------------       ---------    ---------
Cash used for investing activities                         (187,777)    (145,757)
---------------------------------------------------       ---------    ---------
Financing activities
--------------------
  Dividends paid to shareholders                            (98,629)     (89,720)
  Additions to short-term debt - net                        108,671       32,478
  Repurchase of treasury shares                             (63,313)           -
  Exercise of stock options                                  16,316       15,828
  Other                                                      (4,289)      (2,341)
---------------------------------------------------       ---------    ---------
Cash used for financing activities                          (41,244)     (43,755)
---------------------------------------------------       ---------    ---------
Net change in cash and equivalents                             (367)      (3,135)

Cash and equivalents at beginning of period                  10,250        8,056
---------------------------------------------------       ---------    ---------
Cash and equivalents at end of period                     $   9,883    $   4,921
                                                          =========    =========

                         The McGraw-Hill Companies, Inc.
                         -------------------------------
                          Notes to Financial Statements
                          -----------------------------

 1. The financial information in this report has not been audited, but in the opinion of management all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly such information have been included. The operating results for the three and nine month periods ended September 30, 1996 and 1995 are not necessarily indicative of results to be expected for the full year due to the seasonal nature of some of the company's businesses. The financial statements included herein should be read in conjunction with the financial statements and notes included in the company's Annual Report on Form 10-K for the year ended December 31, 1995.

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

 2.  Operating profit by segment is total operating revenue less expenses which are deemed to be related to the unit's operating revenue.  A summary of operating results by segment for the three months and nine months ended
     September 30, 1996 and 1995 follows:
                                           1996                   1995
                                   --------------------   ---------------------
                                              Operating               Operating
                                    Revenue    Profit      Revenue     Profit
                                   ---------  ---------   ---------   ---------
  Three Months                                     (In thousands)
  ------------
  Educational and Professional
    Publishing                      $523,575   $140,822    $496,709    $134,256
  Financial Services                 209,867     63,624     193,953      57,359
  Information and Media Services     215,567     18,088     213,689      21,878
  --------------------------------  --------   --------    --------    --------
  Total operating segments           949,009    222,534     904,351     213,493
  General corporate expense                -    (16,686)          -     (17,203)
  Interest expense - net                   -    (13,075)          -     (16,320)
  --------------------------------  --------   --------    --------    --------
  Total company                     $949,009   $192,773*   $904,351    $179,970*
                                    ========   ========    ========    ========

  *Income before taxes on income.



                              The McGraw-Hill Companies, Inc.
                              -------------------------------
                               Notes to Financial Statements
                               -----------------------------

                                        1996                   1995
                                 --------------------   ---------------------
                                            Operating               Operating
                                  Revenue     Profit      Revenue     Profit
                                 ---------- ---------   ----------  ---------
  Nine Months                                    (In thousands)
  -----------
  Educational and Professional
    Publishing                   $  967,059  $135,844   $  969,615   $136,105
  Financial Services                630,062   193,404      585,394    172,635
  Information and Media Services    646,673    67,077      630,672     73,818
  -----------------------------  ----------  --------   ----------   --------
  Total operating segments        2,243,794   396,325    2,185,681    382,558
  General corporate expense               -   (43,147)           -    (43,598)
  Interest expense - net                  -   (36,906)           -    (45,399)
  -----------------------------  ----------  --------   ----------   --------
  Total company                  $2,243,794  $316,272*  $2,185,681   $293,561*
                                 ==========  ========   ==========   ========

  *Income before taxes on income.

 3.  The allowance for doubtful accounts, the components of inventory and the accumulated amortization of prepublication costs were as follows:
                                         Sept. 30,     Dec. 31,    Sept. 30,
                                           1996         1995         1995
                                         ---------    ---------    ---------
                                                    (In thousands)
     Allowance for doubtful accounts     $  80,654    $  79,980    $  80,976
                                         =========    =========    =========
     Inventories:
        Finished goods                   $ 195,639    $ 185,608    $ 188,592
        Work-in-process                     38,706       15,675       34,842
        Paper and other materials           29,927       36,747       37,976
                                         ---------    ---------    ---------
     Total inventories                   $ 264,272    $ 238,030    $ 261,410
                                         =========    =========    =========

     Accumulated amortization of
        prepublication costs             $ 456,267    $ 391,384    $ 409,095
                                         =========    =========    =========



                         The McGraw-Hill Companies, Inc.
                         -------------------------------
                          Notes to Financial Statements
                          -----------------------------


4. A subsidiary of J.J. Kenny Co. acts as an undisclosed agent in the purchase and sale of municipal securities for broker-dealers and dealer banks and the company had $299 million of matched purchase and sale commitments at September 30, 1996. Only those transactions not closed at the settlement date are reflected in the balance sheet as receivables and payables.

5.   A summary of long-term debt follows:
                                             Sept. 30,    Dec. 31,     Sept. 30,
                                               1996         1995         1995
                                             ---------    ---------    ---------
                                                        (In thousands)
     9.43% senior notes due 2000             $ 250,000    $ 250,000    $ 250,000
     Commercial paper supported by
       bank revolving credit agreement         300,000      300,000      400,000
     Other                                       6,766        7,365        7,328
                                             ---------    ---------    ---------
     Total long-term debt                    $ 556,766    $ 557,365    $ 657,328
                                             =========    =========    =========

 6.  Common shares approved for issuance for conversions and stock based awards were as follows:
                                              Sept. 30,     Dec. 31,   Sept. 30,
                                                1996         1995        1995
                                              ---------    ---------   ---------
     $1.20 convertible preference stock
       at the rate of 6.6 shares for each
       share of preference stock                  9,260        9,346       9,346
     Stock based awards                       6,479,841    7,245,226   7,393,424
                                              ---------    ---------   ---------
                                              6,489,101    7,254,572   7,402,770
                                              =========    =========   =========

 7.  Cash dividends per share declared during the periods were as follows:

                                   Three Months            Nine Months
                                   ------------            -----------
                                   1996    1995            1996   1995
                                   ----    ----            ----   ----
      Common stock                 $.33    $.30            $.99   $.90
      Preference stock              .30     .30             .90    .90


                         The McGraw-Hill Companies, Inc.
                         -------------------------------
                          Notes to Financial Statements
                          -----------------------------


 8. On October 15, 1996, The McGraw-Hill Companies completed the exchange of its Shepard's/McGraw-Hill legal publishing unit for the Times Mirror Higher Education Group and other consideration, including approximately $25 million in cash. In addition, a post-closing adjustment to the purchase price may result in a cash payment by either party to the other party. The final valuation of the properties being exchanged will be based on independent appraisals; the company estimates that this transaction will result in a pre-tax gain, net of one-time charges, of more than $300 million in the fourth quarter.

Item 2.           Management's Discussion and Analysis of Operating
                  -------------------------------------------------
                    Results and Financial Condition
                    -------------------------------

Operating Results - Comparing Periods Ended September 30, 1996 and 1995
-----------------------------------------------------------------------

Three Months
------------

Consolidated Review
-------------------

Operating revenue for the quarter grew $44.7 million, or 4.9%, over the 1995 quarter to $949 million. Educational and Professional Publishing revenues improved despite an off-adoption year in school publishing, primarily due to strong secondary school market and supplemental material sales. Financial Services' revenues improved on strong ratings activity and increased sales of global information products. Revenues in Information and Media Services were flat as sales growth in the Construction Information Group was offset by a decline in Broadcasting. Net income increased 8.2% to $114.5 million; earnings per share were $1.15 compared to $1.06 last year.

All references to common share data, including earnings per share, reflect the two-for-one stock split of the company's common stock that was distributed to shareholders on April 26, 1996.

Total expenses in the quarter increased $36.5 million, or 5.1%, reflecting volume related expenses, primarily in Educational and Professional Publishing and Financial Services, and product development costs.

Net interest expense declined $3.2 million, or 19.9%, resulting from a reduction in average commercial paper interest rates from 6.0% in 1995 to 5.5% in 1996 and reduced average commercial paper borrowing levels from the prior year, due to paydowns from the company's operating cash flow.

The provision for taxes as a percent of income before taxes was 40.6% in 1996 compared to 41.2% in 1995. The reduction in the effective tax rate reflects the declining impact of non-deductible goodwill amortization on higher pre-tax earnings as well as favorable settlement of state tax audits.

On October 15, The McGraw-Hill Companies completed the exchange of its Shepard's/McGraw-Hill legal publishing unit for the Times Mirror Higher Education Group and other consideration, including cash. At the closing, The McGraw-Hill Companies received a cash payment of approximately $25 million from Times Mirror. In addition, a post-closing adjustment to the purchase price may result in a cash payment by either party to the other party. The final valuation of the properties being exchanged will be based on independent appraisals; the company estimates that this transaction will result in a pre-tax gain, net of one-time charges, of more than $300 million in the fourth quarter. Integration plans to consolidate the Times Mirror Higher Education Group with existing McGraw-Hill operations are being developed.

Segment Review
--------------

Educational and Professional Publishing segment revenue increased $26.9 million, or 5.4%, over the 1995 quarter to $523.6 million. The favorable revenue variance was due to strong sales in the school market, despite 1996 being an off-adoption year for the school publishing industry. There was particular strength in secondary school math and science programs and supplemental materials sales in both adoption states and open territories. The first quarter acquisition of Open Court Publishing contributed to the improved results. College revenues also increased, benefiting from strength in front and back lists and custom publishing. Legal publishing revenues declined as expected following last year's publication by Shepard's/McGraw-Hill of a 21-volume Federal Citator series as well as from the December 1995 divestiture of Shepard's topical publishing business. International revenues were flat as the slow pace of recovery in Mexico was offset by favorable results from a new secondary program in Spain and improved sales in Asia. Revenues for domestic professional publishing and the Continuing Education Center declined. Segment operating profit improved $6.6 million, or 4.9%, reflecting the revenue performances noted above, partially offset by development costs for the McGraw-Hill Home Interactive division, which began to sell multimedia education titles in the consumer market in October.

Financial Services segment revenue increased $15.9 million, or 8.2%, and operating profit improved $6.3 million, or 10.9%. Standard & Poor's Ratings Services' revenues and profits improved over the prior year reflecting strength across its entire product lineup. Strong corporate new issue volume, particularly in the high yield debt market, and strong activity in structured finance, primarily in asset-backed securities, combined with continued growth overseas and from new products, were the primary factors in a very strong quarter. There was also strength in insurance ratings and improved share in public finance. Standard & Poor's Financial Information Services' revenues and profits also gained in the quarter, reflecting growth in the global information businesses, particularly Platt's and MMS International. These results offset weakness in municipal securities services and consulting revenues at DRI/McGraw-Hill.

Information and Media Services segment revenue increased $1.9 million, or 0.9%, while operating profits declined $3.8 million, or 17.3%. Revenue increases at Tower Group International and the Construction Information Group were offset by declines in Broadcasting and the computer magazines. Business Week revenue increased despite a decline in advertising pages due to a rate increase earlier this year; circulation revenue also improved, reflecting both volume and price increases. As a result, Business Week profits improved. The results of the other magazines were mixed with Aviation Week and the healthcare magazines improved over last year while the computer magazines, particularly BYTE and LAN Times, declined in revenue and profits. Revenue for the Construction Information Group increased, primarily at F.W. Dodge; however, profits declined due to development and marketing costs for launching the windows version of Dodge DataLine and higher costs at the construction magazines. Broadcasting revenues and profits declined, despite stronger than anticipated political advertising, due primarily to competition from the Summer Olympics coverage on a rival network. Tower Group International profits improved as a result of revenue growth.

Nine Months
-----------

Consolidated Review
-------------------

For the first nine months of the year, operating revenue of $2.2 billion was $58.1 million, or 2.7%, ahead of 1995. Financial Services and Business Week were the primary contributors to the revenue increase. Total expenses increased $44.5 million, or 2.4%, reflecting the revenue growth and development expenses for new products partially offset by cost controls in school publishing in anticipation of the off-adoption year. Net income increased $15.3 million, or 8.8%, to $187.9 million. Earnings per share were $1.88 compared to $1.73 last year.

Net interest expense declined $8.5 million, or 18.7%, resulting from a decline in average commercial paper interest rates from 6.1% in 1995 to 5.4% in 1996 and reduced average commercial paper borrowing levels from the prior year, due to paydowns from the company's operating cash flow.

The provision for taxes as a percent of income before taxes was 40.6% in 1996 compared to 41.2% in 1995. The reduction in the effective tax rate reflects the declining impact of non-deductible goodwill amortization on higher pre-tax earnings as well as favorable settlement of state tax audits.


Segment Review
--------------

Educational and Professional Publishing revenue declined slightly, $2.6 million, or 0.3%, to $967.1 million. Despite an off-adoption year in school publishing, elementary-high school revenues rose on the strength of secondary and supplemental sales as well as the impact of the acquisition of Open Court Publishing. College publishing revenues also increased as did international sales, as gains in Spain and Asia offset a decline in Mexico. Offsetting these increases, was a decline in legal publishing revenue due to the divestiture of Shepard's/McGraw-Hill's topical publishing business late last year and last year's Federal Citator revision. Domestic professional publishing revenues, including the Continuing Education Center, were down from last year. Segment operating profit was flat with last year reflecting cost controls implemented in anticipation of the off-adoption year, offset by development costs for the McGraw-Hill Home Interactive division.

Financial Services' revenue increased $44.7 million, or 7.6%, to $630.1 million. Operating profit improved $20.8 million, or 12.0%, to $193.4 million. Standard & Poor's Ratings Services' revenue and profits increased reflecting expanded global operations, increased new issuance volume in the U.S. bond market and non-traditional ratings products, net of continuing investments. Revenue and profits for Standard & Poor's Financial Information Services also improved from the prior year reflecting broader distribution of global products over third party networks, particularly MMS International and Platt's, and improved results at Compustat. These favorable results offset weakness in municipal securities services and at DRI/McGraw-Hill.

Information and Media Services' revenue increased $16.0 million, or 2.5%, to $646.7 million. Operating profit declined $6.7 million, or 9.1%, to $67.1 million. The revenue increase reflects improved advertising revenues at Business Week as an advertising rate increase offset a decline in advertising pages while circulation revenues increased. The Tower Group International acquisition of UCB Canada and last year's acquisition of Hospital Practice magazine also contributed to the revenue increase. Revenues for the Construction Information Group also improved, primarily at F.W. Dodge, while revenue at the computer magazines declined. Broadcasting revenues also declined. The decline in segment operating profits reflects the impact of the revenue declines at the computer magazines and Broadcasting, and start-up costs associated with the launch of tele.com magazine, which debuted in March.


Financial Condition - September 30, 1996 versus December 31, 1995
-----------------------------------------------------------------

The company continues to maintain a strong financial position. Cash generated by operating activities totaled $228.7 million compared to $186.4 million in 1995. This year-to-year improvement in cash flow from operations reflects the higher income in 1996 and reduced working capital requirements due to the 1996 off-adoption year in school publishing. Total debt was $736.6 million, an increase of $107.9 million from year-end. The increase in debt reflects seasonal working capital requirements for school publishing, prepublication cost spending for 1997 and 1998 school adoption programs, the acquisition of Open Court and several smaller acquisitions and borrowings to finance the repurchase of common shares by the company. The company's strong presence in school publishing significantly impacts the seasonality of its earnings and borrowing patterns during the year, with the company typically borrowing during the first half of the year and generating cash in the second half of the year, primarily from collections from customers in the education markets. Borrowing patterns are further impacted, such as in 1996, by spending for subsequent years' adoptions.

In January, the company's Board of Directors approved a share repurchase program authorizing the purchase of up to 4 million shares of the company's common stock. Year-to-date, the company has repurchased 1.4 million shares at a cost of $63.3 million; the majority of the shares were repurchased in the second quarter. The repurchased shares will be used for general corporate purposes, including the issuance of shares for the exercise of employee stock options. Future purchases under the program may be made from time to time dependent on market conditions.

In the fourth quarter of 1995, the company implemented a best practices program to improve the efficiency and effectiveness of the company's operations. The program included the review of major systems and processes, including certain administrative functions and related technology. The program encompasses the elimination of approximately 750 positions. At the end of the third quarter of 1996, approximately 500 positions had been eliminated and the company has undertaken various technology initiatives. Cash expenditures related to the best practices program in the first nine months of 1996 did not have a significant impact on the company's liquidity.

Commercial paper borrowings at September 30, 1996 totaled $471.8 million, an increase of $103.3 million from December 31, 1995. These borrowings are supported by an $800 million revolving credit agreement with a group of banks terminating in November 1999, and $300 million is classified as long-term. There are no amounts outstanding under this agreement.

Under a shelf registration which became effective with the Securities and Exchange Commission in mid-1990, the company can issue an additional $250 million of debt securities. The new debt could be used to replace a portion of the commercial paper borrowings with longer term securities, when and if interest rates are attractive and markets are favorable.

Accounts receivable before reserves of $1,046.6 million increased $111.2 million from the end of 1995 due primarily to the seasonal nature of some of the company's businesses. Inventories increased $26.2 million to $264.3 million from the end of 1995 due primarily to the seasonal requirements for school publishing and the seasonal buildup for the annual Sweet's files.

Net prepublication costs at September increased $32.7 million from the end of 1995 to $300.9 million due to additional spending for 1997 and 1998 adoption year programs and new college and professional publishing titles. Prepublication cost spending in the first nine months of 1996 totaled $126.9 million compared to $89.1 million in 1995. Purchases of property and equipment of $36.9 million were $4.9 million higher than the comparable period last year; the purchases were primarily for computer equipment.

The exchange of the Shepard's/McGraw-Hill legal publishing unit for the Times Mirror Higher Education Group is expected to dilute fourth quarter operating earnings between five and seven cents per share due to the typical seasonal decline in the higher education business and the timing of integration savings. The tax payment on the pre-tax gain, net of one-time charges, resulting from this exchange transaction in the fourth quarter will be paid in March 1997.

                                     PART II

                                Other Information

Item 1.    Legal Proceedings
           -----------------

           In Item 1 of Part II of Registrant's Form 10-Q for the quarter ended June 30, 1996, Registrant reported that a Complaint had been filed on June 11, 1996 in the United States Bankruptcy Court, Central District of California, in an action captioned County of Orange v. McGraw-Hill
                                                 -------------------------------
           Companies, Inc., d/b/a Standard & Poor's (Case No. SA 94-22272-JR;
           ----------------------------------------
           Adversary No. SA 96-01624-JR). On October 17, 1996, the United States District Court, Central District of California, granted Registrant's motion to withdraw the Bankruptcy Court reference. Accordingly, the action will proceed in the United States District Court for the Central District of California (Case No. SA CV 96-765-
           GLT). The Registrant continues to believe that the allegations of the Complaint lack merit and intends to vigorously contest the action.


Item 6.    Exhibits and Reports on Form 8-K                          Page Number
           --------------------------------                          -----------

    (a)    Exhibits

    (2.1) Exchange Agreement dated as of July 3, 1996 between The Times Mirror Company, Mosby-Year Book, Inc., and The McGraw-Hill Companies, Inc., incorporated by reference from Registrant's Form 8-K filed October 29, 1996.

    (2.2) Amendment to Exchange Agreement dated as of October 15, 1996, incorporated by reference from Registrant's Form 8-K filed October 29, 1996.

    (12)   Computation of Ratio of Earnings to Fixed Charges.           18

    (27)   Financial Data Schedule.                                     19

    (b)    Reports on Form 8-K.

           A Report on Form 8-K was filed on October 29, 1996. Said report was dated October 15, 1996. In said Report, Item 2, Acquisition or Disposition of Assets was reported. Item 7, financial statements of the businesses acquired are not required under SEC Release No. 34-37802.

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







Date:    11/12/96                   By       Robert J. Bahash
     ------------------               -------------------------------
                                             Robert J. Bahash
                                         Executive Vice President
                                         and Chief Financial Officer







Date:    11/12/96                   By     Thomas J. Kilkenny
     ------------------               -------------------------------
                                           Thomas J. Kilkenny
                                      Vice President and Controller







Date:    11/12/96                   By      Kenneth M. Vittor
     ------------------               -------------------------------
                                            Kenneth M. Vittor
                                          Senior Vice President
                                          and General Counsel



                                                              Exhibit (12)
                         The McGraw-Hill Companies, Inc.
                         -------------------------------
                Computation of Ratio of Earnings to Fixed Charges
                -------------------------------------------------
                           Periods Ended September 30, 1996
                           --------------------------------




                                                  Nine       Twelve
                                                 Months      Months
                                                ---------   ---------
                                                   (In thousands)
Earnings
    Earnings from continuing operations
      before income tax expense (Note)......    $ 312,555   $ 404,453
    Fixed charges...........................       59,057      79,890
    Capitalized interest....................            -        (188)
                                                ---------   ---------
       Total Earnings.......................    $ 371,612   $ 484,155
                                                =========   =========
Fixed Charges (Note)
    Interest expense........................    $  39,369   $  53,883
    Portion of rental payments deemed to be
      interest..............................       19,688      26,007
                                                ---------   ---------
       Total Fixed Charges..................    $  59,057   $  79,890
                                                =========   =========

Ratio of Earnings to Fixed Charges                   6.3x        6.1x







(Note) For purposes of computing the ratio of earnings to fixed charges, "earnings from continuing operations before income taxes" excludes undistributed equity in income of less than 50%-owned companies. "Fixed charges" consist of (1) interest on debt and capital leases, and (2) the portion of the company's rental expense deemed representative of the interest factor in rental expense.
