Form 10-K405
period 1996-12-31
MCGRAW-HILL COMPANIES INC
filed 1997-03-26
CIK 64040

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K


     (Mark One)
      X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     ---   EXCHANGE ACT OF 1934 (FEE REQUIRED)
     For the fiscal year ended December 31, 1996
                                        OR
           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
     For the transition period from---------------to---------------
     Commission File Number 1-1023

                      THE McGRAW-HILL COMPANIES, INC.
          ----------------------------------------------------------
           (Exact name of registrant as specified in its charter)

                   NEW YORK                               13-1026995
          -------------------------------            -------------------
        (State or other jurisdiction of              (I.R.S. Employer
          incorporation or organization)             Identification No.)

   1221 AVENUE OF THE AMERICAS, NEW YORK, N.Y.              10020
   -------------------------------------------          --------------
   (Address of principal executive offices)               (Zip Code)

   Registrant's telephone number, including area code    (212) 512-2000
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
   Common stock - $1 par value                     New York Stock Exchange
                                                   Pacific Stock Exchange
   Securities registered pursuant to Section 12(g) of the Act:

                                      None
                                ----------------
                                (Title of class)

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                            ---

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X    No
                                             ---      ---

         The aggregate market value of voting stock held by nonaffiliates of the registrant as of February 28, 1997, was $5,149,580,214.

         The number of shares of common stock of the registrant outstanding as of February 28, 1997 was 99,872,292 shares.

         Part I, Part II and Part IV incorporate information by reference from the Annual Report to Shareholders for the year ended December 31, 1996. Part III incorporates information by reference from the definitive proxy statement mailed to shareholders March 25, 1997 for the annual meeting of shareholders to be held on April 30, 1997.

                                TABLE OF CONTENTS
                                -----------------
                                     PART I
                                   -----------

Item                                                                       Page
----                                                                       ----
  1.    Business.....................................................        1

  2.    Properties...................................................      2 - 4

  3.    Legal proceedings............................................        5

  4.    Submission of matters to a vote of security holders .........        5

   Executive officers of the registrant..............................        6

                                     PART II
                                   -----------

  5.    Market for the registrant's common stock and related
        stockholder matters..........................................        7

  6.    Selected financial data......................................        7

  7.    Management's discussion and analysis of financial
        condition and results of operations..........................        7

  8.    Consolidated financial statements and supplementary
        data.........................................................        7

  9.    Changes in and disagreements with accountants on accounting
        and financial disclosure.....................................        7

                                    PART III
                                   -----------

 10.    Directors and executive officers of the registrant...........        8

 11.    Executive compensation.......................................        8

 12.    Security ownership of certain beneficial owners
        and management...............................................        8

 13.    Certain relationships and related transactions...............        8

                                     PART IV
                                   ----------

 14.    Exhibits, financial statement schedules, and
        reports on Form 8-K..........................................      9 - 12

   Signatures .......................................................     13 - 15

        Exhibits.....................................................     16 - 72

   Consent of Independent Auditors - Ernst & Young LLP...............        73

   Financial Data Schedule...........................................        74

   Supplementary schedule............................................        75

                                     PART I


Item 1.   Business
-------   --------

The Registrant, incorporated in December 1925, serves business, professional and educational markets around the world with information products and services. Key markets include finance, business, education, construction, medical and health, computers and communications, aerospace and defense. As a multimedia publishing and information company, the Registrant employs a broad range of media, including books, magazines, newsletters, software, on-line data services, CD-ROMs, facsimile and television broadcasting. Most of the Registrant's products and services face substantial competition from a variety of sources.

The Registrant's 16,220 employees are located worldwide. They perform the vital functions of analyzing the nature of changing demands for information and of channeling the resources necessary to fill those demands. By virtue of the numerous copyrights and licensing, trade, and other agreements, which are essential to such a business, the Registrant is able to collect, compile, and disseminate this information. All book manufacturing and magazine printing is handled through a number of independent contractors. The Registrant's principal raw material is paper, and the Registrant has assured sources of supply, at competitive prices, adequate for its business needs.

Descriptions of the company's principal products, broad services and markets, and significant achievements are hereby incorporated by reference from Exhibit
(13), pages 4 to 21 and pages 24 to 25 (textual material) of the Registrant's 1996 Annual Report to Shareholders.

Information as to Industry Segments
-----------------------------------

The relative contribution of the industry segments of the Registrant and its subsidiaries to operating revenue and operating profit and geographic information for the three years ended December 31, 1996 and the identifiable assets of each segment at the end of each year, are included in Exhibit (13), on pages 39 to 40 in the Registrant's 1996 Annual Report to Shareholders and is hereby incorporated by reference.

Item 2. Properties
------- ----------

The Registrant leases office facilities at 389 locations: 290 are in the United States. In addition, the Registrant owns real property at 25 locations: 22 are in the United States. The principal facilities of the Registrant are as follows:

                              Owned         Square
                                or           Feet
Domestic                      Leased       (thousands)    Business Unit
--------                      ------       -----------    -------------
New York, NY                  leased          1,538      See Explanation Below

New York, NY                  leased            504      Financial Services
                              owned             346      Financial Services

New York, NY                  leased             64      Various Publishing Units

Hightstown, NJ                owned                      See Explanation Below
  Office and Data Ctr.                          490
  Warehouse                                     412      100% Leased to Non-
                                                         McGraw-Hill Tenant

Delran, NJ                    leased            106      Datapro

Denver, CO                    owned              88      Broadcasting

San Diego, CA                 owned              43      Broadcasting

Indianapolis, IN              leased             54      Broadcasting

Englewood, CO                 owned             133      Financial Services

Lexington, MA                 owned              53      Partially Vacant with
                                                         Non-McGraw-Hill Tenant

                              leased            122      Various Operating Units
                                                         and Non-McGraw-Hill
                                                         Subtenants

Blue Ridge Summit, PA         owned                      Vacant
  Office                                         52
  Book Dist. Ctr.                               106

Peterborough, NH              owned              51      Byte

Chicago, IL                   leased             68      Various Operating Units
                                                         and Non-McGraw-Hill
                                                         Subtenants

Washington, DC                leased             73      Various Operating Units

Kent, WA                      leased                     Tower Group International
  Warehouse/Dist. Ctr.                           79
  Office                                          6

                              Owned         Square
                                or           Feet
Domestic (Cont.)              Leased      (thousands)    Business Unit
----------------              ------      -----------    -------------
Redondo Beach, CA             leased          50           Tower Group International

Burr Ridge, IL                leased         115           Various Publishing Units
                                                           See Explanation Below

Dubuque, IA                   owned                        Higher Education
  Office                                     107
  Warehouse                                  279

Monterey, CA                  owned          270           CTB/McGraw-Hill School
                                                           Systems

Blacklick (Gahanna), OH       owned                        Various Operating Units
  Book Dist. Ctr.                            558
  Office                                      73

Westerville, OH               owned           59           Glencoe

Grove City, OH
  Warehouse                   leased         160           School

Dallas, TX                    leased                       School
  Assembly Plant                             148
  Warehouse                                   72

Desoto, TX
  Book Dist. Ctr.             leased         382           School

Foreign
-------

Whitby, Canada                owned                        McGraw-Hill Ryerson Ltd./
  Office                                      80           Non-McGraw-Hill Tenant
  Book Dist. Ctr.                             80

Maidenhead, England           leased          85           McGraw-Hill International
                                                           (U.K.) Ltd.


The Registrant's major lease covers space in its headquarters building in New York City. The building is owned by Rock-McGraw, Inc., a corporation in which the Registrant and Rockefeller Group, Inc. are the sole shareholders. The Registrant occupies approximately 830,000 square feet of the rentable space under a 30-year lease expiring June 30, 2002, which includes renewal options for two additional 15-year periods. In addition, the Registrant subleases for its own account approximately 708,000 square feet of space for periods up to 25 years.

The largest complex owned by the Registrant is located in Hightstown, NJ which houses the offices for accounting operations, data processing services, other service departments and a warehouse. The Registrant has consolidated its domestic book distribution operations by consolidating the distribution operations in Blue Ridge Summit, PA and Hightstown, NJ to Westerville and Blacklick, OH. The company also has a warehouse in Dubuque, IA that was acquired with the Times Mirror Higher Education Group in October 1996. The warehouse in Hightstown, NJ is leased to a tenant. The warehouse in Blue Ridge Summit, PA is vacant.

The Registrant leases approximately 75 percent of a building in Burr Ridge, Illinois. The building is owned by Burr Ridge Parkway Limited Partnership, in which the Registrant has a 50 percent ownership interest. The leased space is occupied by the higher education business that was acquired by the Registrant in October, 1996 from Times Mirror. The Registrant has the option to sell its interest in the limited partnership in January 1998 to Times Mirror for $10.5 million.

                                      PART II

                                 Other Information

Item 3.  Legal Proceedings
-------  -----------------

         In Item 1 of Part II of Registrant's Form 10-Q for the quarter ended June 30, 1996, Registrant reported that a Complaint had been filed on June 11, 1996 in the United States Bankruptcy Court, Central District of California, in an action captioned County of Orange v. McGraw-Hill
         Companies, Inc.,                      -------------------------------
         -----------------
         d/b/a Standard & Poor's (Case No. SA 94-22272-JR; Adversary No. SA
         -----------------------
         96-01624- JR). The Complaint alleges that Standard & Poor's breached its contracts with Orange County, was professionally negligent and aided and abetted the County's officers in breaching their fiduciary duty by, inter alia,
                  ----- ----

         assigning unduly high ratings to debt instruments issued by the County and by failing to advise the County's Board of Supervisors of the illegal acts being committed by the County's officers. On October 17, 1996, the United States District Court, Central District of California, granted Registrant's motion to withdraw the Bankruptcy Court reference. The action was transferred to the United States District Court for the Central District of California (Case No. SA CV 96-765-GLT) upon the filing on December 4, 1996 of the Bankruptcy Court's ruling on Registrant's motion to dismiss the Complaint. In that ruling, the Bankruptcy Court granted Registrant's motion to dismiss the County's aiding and abetting claim, but denied it as to the breach of contract and professional negligence claims. The Bankruptcy Court's ruling will be reviewed de novo by the District Court. The
                     -- ----
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

                        Executive Officers of Registrant
                        --------------------------------

          Name               Age            Position
          ----               ---            --------

Joseph L. Dionne             63         Chairman and Chief Executive Officer

Harold McGraw III            48         President and Chief Operating Officer

Robert J. Bahash             51         Executive Vice President and
                                          Chief Financial Officer

Jeffrey Williams             45         Executive Vice President, Global
                                          Markets and Strategic Development

Scott L. Bennett             47         Senior Vice President, Secretary
                                          and Associate General Counsel

Frank J. Kaufman             52         Senior Vice President, Taxes

Barbara B. Maddock           46         Senior Vice President, Human Resources

Barbara A. Munder            51         Senior Vice President, Corporate Affairs

Frank D. Penglase            56         Senior Vice President, Treasury
                                          Operations

Kenneth M. Vittor            47         Senior Vice President and General
                                          Counsel

Thomas J. Kilkenny           38         Vice President and Controller


All of the above executive officers of the Registrant have been full-time employees of the Registrant for more than five years except for Barbara B. Maddock and Jeffrey Williams.

Ms. Maddock, prior to her becoming an officer of the Registrant on August 1, 1994, was Senior Vice President, Human Resources for Cigna Healthcare from July 1993 through July 1994. Previously, she was with Philip Morris Companies, Inc. where she held a number of Human Resources positions from 1980 through 1993.

Mr. Williams, prior to his becoming an officer of the Registrant on September 25, 1996, was with Morgan Stanley for 17 years where he held numerous senior management positions, most recently in the Investment Banking Department as Managing Director, Global Telecommunications and Media since 1991.

                                     PART II


Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters
------- ------------------------------------------------------------------------

The approximate number of holders of the Company's common stock as of February 28, 1997 was 5,655.

                                            1996             1995
                                            ----             ----
Dividends per share of common stock:
$.33 per quarter in 1996                   $1.32
$.30 per quarter in 1995                                     $1.20


Note: The dividends per share of common stock reflect a 2-for-1 stock split approved by the Board of Directors on January 31, 1996. All prior periods have been restated to reflect the split.

Information concerning other matters is incorporated herein by reference from Exhibit (13), from page 48 of the 1996 Annual Report to Shareholders.

Item 6.  Selected Financial Data
-------  -----------------------

Incorporated herein by reference from Exhibit (13), from the 1996 Annual Report to Shareholders, page 46 and page 47.

Item 7.  Management's Discussion and Analysis of Financial Condition and
-------  ---------------------------------------------------------------
         Results of Operations
         ---------------------

Incorporated herein by reference from Exhibit (13), from the 1996 Annual Report to Shareholders, pages 26 to 32.

Item 8.  Consolidated Financial Statements and Supplementary Data
-------  --------------------------------------------------------

Incorporated herein by reference from Exhibit (13), from the 1996 Annual Report to Shareholders, pages 33 to 44 and page 48.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
-------  ---------------------------------------------------------------
         Financial Disclosure
         --------------------

None

                                    PART III

Item 10.    Directors and Executive Officers of the Registrant
--------    --------------------------------------------------

Information concerning directors is incorporated herein by reference from the Registrant's definitive proxy statement dated March 25, 1997 for the annual meeting of shareholders to be held on April 30, 1997.


Item 11.    Executive Compensation
--------    ----------------------

Incorporated herein by reference from the Registrant's definitive proxy statement dated March 25, 1997 for the annual meeting of shareholders to be held on April 30, 1997.


Item 12.    Security Ownership of Certain Beneficial Owners and Management
--------    --------------------------------------------------------------

Incorporated herein by reference from the Registrant's definitive proxy statement dated March 25, 1997 for the annual meeting of shareholders to be held April 30, 1997.


Item 13.    Certain Relationships and Related Transactions
--------    ----------------------------------------------

Incorporated herein by reference from the Registrant's definitive proxy statement dated March 25, 1997 for the annual meeting of shareholders to be held April 30, 1997.

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

                                                               Reference
                                                       ------------------------
                                                                  Annual Report
                                                        Form          to Share-
                                                        10-K      holders (page)
                                                        ----      --------------
Data incorporated by reference from Annual Report to Shareholders:

   Report of Independent Auditors.....................                   45
   Consolidated balance sheet at
      December 31, 1996 and 1995......................                 34-35
   Consolidated statement of income
      for each of the three years in
      the period ended December 31, 1996..............                   33
   Consolidated statement of cash flows
      for each of the three years in the
      period ended December 31, 1996..................                   36
   Consolidated statement of shareholders'
      equity for each of the three years in
      the period ended December 31, 1996..............                   37
   Notes to consolidated financial
      statements......................................                 38-44
   Quarterly financial information....................                   48

   Consent of Independent Auditors....................    73

   Consolidated schedule for each of the three years in the period ended December 31, 1996:

     II - Reserves for doubtful accounts
             and sales returns........................    75

All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

The financial statements listed in the above index which are included in the Annual Report to Shareholders for the year ended December 31, 1996 are hereby incorporated by reference in Exhibit (13). With the exception of the pages listed in the above index, the 1996 Annual Report to Shareholders is not to be deemed filed as part of Item 14 (a)(1).

(a)  (3)Exhibits.

(2) Exchange Agreement dated as of July 3, 1996 between The Times Mirror Company, Mosby-Year Book, Inc., and The McGraw-Hill Companies, Inc., as amended as of October 15, 1996, incorporated by reference from Registrant's Form 8-K filed October 29, 1996.

(3) Articles of Incorporation of Registrant incorporated by reference from Registrant's Form 10-K for the year ended December 31, 1995.

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

(10)* Restricted Performance Share Award dated January 2, 1997.

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

(10)* Registrant's 1987 Key Employee Stock Incentive Plan, incorporated by reference from Registrant's Form 10-K for the year ended December 31, 1993.

(10)* Registrant's 1993 Key Employee Stock Incentive Plan, incorporated by reference from Registrant's Form 10-K for the year ended December 31, 1993.

(10)* Registrant's 1996 Key Executive Short Term Incentive Compensation Plan, incorporated by reference from Registrant's Proxy Statement dated
      March 21, l996.

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

(10) Credit Agreement dated as of February 13, 1997 among the Registrant, the Banks' signatory thereto, and The Chase Manhattan Bank, as administrative agent incorporated by reference from Registrant's Form 8-K filed February 19, 1997.

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

(10)* Registrant's 1993 Stock Payment Plan for Directors, incorporated by reference from Registrant's Proxy Statement dated March 21, 1993.

(10)* Resolutions Terminating Registrant's 1993 Stock Payment Plan for Directors, as adopted on January 31, 1996.

(10)* Registrant's Director Retirement Plan, incorporated by reference from Registrant's Form SE filed March 29, 1990 in connection with Registrant's Form 10-K for the year ended December 31, 1989.

(10)* Resolutions Freezing Existing Benefits and Terminating Additional Benefits under Registrant's Directors Retirement Plan, as adopted on January 31, 1996.

(10)* Registrant's Director Deferred Compensation Plan, incorporated by reference from Registrant's Form 10-K for the year ended December 31, 1993.

(10)* Director Deferred Stock Ownership Plan, incorporated by reference from Registrant's Proxy Statement dated March 21, 1996.

(12)  Computation of ratio of earnings to fixed charges.

(13) Registrant's 1996 Annual Report to Shareholders. Such Report, except for those portions thereof which are expressly incorporated by reference in this Form 10-K, is furnished for the information of the Commission and is not deemed "filed" as part of this Form 10-K.

(21)  Subsidiaries of the Registrant.

(23)  Consent of Ernst & Young LLP, Independent Auditors.

(27)  Financial Data Schedule.

(b)   Reports on Form 8-K.

      A report on Form 8-K was filed by the Registrant on October 29, 1996. Item 2 and Item 7 were reported in said report on Form 8-K.


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

The McGraw-Hill Companies, Inc.
-------------------------------
         Registrant




By: /s/  Kenneth M. Vittor
    ------------------------------------------
    Kenneth M. Vittor
    Senior Vice President and General Counsel
    March 26, 1997


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 26, 1997 on behalf of Registrant by the following persons who signed in the capacities as set forth below under their respective names. Registrant's board of directors is comprised of sixteen members and the signatures set forth below of individual board members, constitute at least a majority of such board.





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



    /s/  John T. Hartley
    -------------------------------------------
    John T. Hartley
    Director



    /s/  George B. Harvey
    -------------------------------------------
    George B. Harvey
    Director



    /s/  Richard H. Jenrette
    -------------------------------------------
    Richard H. Jenrette
    Director



    /s/  Don Johnston
    -------------------------------------------
    Don Johnston
    Director



    /s/  Peter O. Lawson-Johnston
    -------------------------------------------
    Peter O. Lawson-Johnston
    Director



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

   /s/  Robert P. McGraw
   --------------------------------------------
   Robert P. McGraw
   Director



   /s/  Lois D. Rice
   --------------------------------------------
   Lois D. Rice
   Director




   /s/  Paul J. Rizzo
   --------------------------------------------
   Paul J. Rizzo
   Director




   /s/  James H. Ross
   --------------------------------------------
   James H. Ross
   Director




   /s/  Sidney Taurel
   --------------------------------------------
   Sidney Taurel
   Director




   /s/  Alva O. Way
   --------------------------------------------
   Alva O. Way
   Director

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                             ----------------------


                        EXHIBITS AND FINANCIAL STATEMENTS

                                       TO

                              ANNUAL REPORT FOR THE

                       FISCAL YEAR ENDED DECEMBER 31, 1996

                                      UNDER

                       THE SECURITIES EXCHANGE ACT OF 1934
                       -----------------------------------




                         THE McGRAW-HILL COMPANIES, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                Table of Contents
                                -----------------

                        EXHIBITS AND FINANCIAL STATEMENTS
                       ----------------------------------

ITEM                                                                          PAGE
----                                                                          ----
(3)       Amendment to By-Laws of Registrant................................  16-39

(10)      Restricted Perfomance Share Award dated January 2, 1997 ..........  40-51

(10)      Registrant's Key Executive Short-Term Incentive Deferred
          Compensation Plan.................................................  52-66

(10)      Resolutions Terminating 1993 Stock Payment for Directors..........     67

(10)      Resolutions Freezing Existing Benefits and Terminating Additional
          Benefits Under The McGraw-Hill Companies, Inc. Directors
          Retirement Plan...................................................     68

(12)      Computation of Ratio of Earnings to Fixed Charges.................  69-70

(13)      Registrant's 1996 Annual Report to Shareholders...................    -

(21)      Subsidiaries of Registrant........................................  71-72

(23)      Consent of Ernst & Young LLP Independent Auditors.................    73

(27)      Financial Data Schedule...........................................    74

Schedule II Reserves for Doubtful Accounts and Sales Returns................    75