Form 10-Q
period 1997-03-31
MCGRAW-HILL COMPANIES INC
filed 1997-05-12
CIK 64040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                 FORM 10-Q



[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 1997

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


                       YES [X]              NO[ ]

On April 30, 1997 there were approximately 100.0 million shares of common stock (par value $1.00 per share) outstanding.

                            The McGraw-Hill Companies, Inc.
                            -------------------------------
                                  TABLE OF CONTENTS
                                  -----------------

                                                                Page Number
                                                                -----------

PART I.  FINANCIAL INFORMATION
------------------------------

  Item 1.  Financial Statements
  -------
             Consolidated Statement of Income for
             the three months ended March 31, 1997 and 1996             3

             Consolidated Balance Sheet at March 31, 1997,
             December 31, 1996 and March 31, 1996                      4-5

             Consolidated Statement of Cash Flows for the three
             months ended March 31, 1997 and 1996                       6

             Notes to Consolidated Financial Statements                7-9


  Item 2.  Management's Discussion and Analysis of Operating
  -------  Results and Financial Condition                            10-12



PART II.  OTHER INFORMATION
---------------------------

  Item 1.  Legal Proceedings                                          13
  -------

  Item 6.  Exhibits and Reports on Form 8-K                           13-16
  -------

                                      PART I


                                Financial Information

Item 1.  Financial Statements
         --------------------

                           The McGraw-Hill Companies, Inc.
                           -------------------------------
                          Consolidated Statement of Income
                          --------------------------------
                     Three Months Ended March 31, 1997 and 1996
                     ------------------------------------------


                                                            1997        1996
                                                         ----------  ----------
                                                         (In thousands, except
                                                          per-share data)
Operating revenue                                        $  652,935  $  583,851
Expenses:
  Operating                                                 325,596     293,189
  Selling and general                                       246,445     216,600
  Depreciation and amortization                              48,159      40,626
                                                         ----------  ----------
     Total expenses                                         620,200     550,415

Other income - net                                            3,626       5,242
                                                         ----------  ----------
Income from operations                                       36,361      38,678

Interest expense - net                                       11,384      11,419
                                                         ----------  ----------
Income before taxes on income                                24,977      27,259

Provision for taxes on income                                 9,991      11,067
                                                         ----------  ----------
Net income                                               $   14,986  $   16,192
                                                         ==========  ==========

Earnings per common share                                $     0.15  $     0.16
                                                         ==========  ==========
Average number of common
  shares outstanding                                        100,037     100,706






                            The McGraw-Hill Companies, Inc.
                            -------------------------------
                              Consolidated Balance Sheet
                              --------------------------

                                            March 31,     Dec. 31,     March 31,
                                              1997         1996          1996
                                           ----------   ----------    ----------
                                                        (In thousands)
ASSETS

Current assets:
  Cash and equivalents                     $        4   $    3,430   $   14,350
  Accounts receivable (net of allowance
    for doubtful accounts and sales
    returns) (Note 3)                         739,750      879,466      684,117
  Receivable from broker-dealers and
    dealer banks (Note 4)                       5,463        2,473        8,149
  Inventories (Note 3)                        308,032      273,158      268,008
  Prepaid income taxes                        108,262      106,464       67,075
  Prepaid and other current assets            101,410       84,592       70,578
                                           ----------   ----------   ----------
      Total current assets                  1,262,921    1,349,583    1,112,277
                                           ----------   ----------   ----------

Prepublication costs (net of accumulated
  amortization) (Note 3)                      369,578      353,064      298,364

Investments and other assets:
  Investment in Rock-McGraw, Inc. - at
    equity                                     68,225       66,899       63,036
  Prepaid pension expense                     105,978      104,515      100,009
  Other                                       156,427      150,373      148,393
                                           ----------   ----------   ----------
      Total investments and other assets      330,630      321,787      311,438
                                           ----------   ----------   ----------

Property and equipment - at cost              833,709      835,680      829,553
  Less - accumulated depreciation             535,300      524,187      504,458
                                           ----------   ----------   ----------
      Net property and equipment              298,409      311,493      325,095

Goodwill and other intangible assets - at
  cost (net of accumulated amortization)    1,290,539    1,306,312      957,649
                                           ----------   ----------   ----------
                                           $3,552,077   $3,642,239   $3,004,823
                                           ==========   ==========   ==========





                           The McGraw-Hill Companies, Inc.
                           -------------------------------
                              Consolidated Balance Sheet
                              --------------------------

                                            March 31,     Dec. 31,    March 31,
                                              1997         1996         1996
                                           ----------   ----------   ----------
                                                        (In thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Notes payable                            $  232,826   $   24,518   $  128,680
  Accounts payable                            220,582      241,736      186,120
  Payable to broker-dealers and dealer
    banks (Note 4)                              5,295        2,400        5,985
  Accrued liabilities                         143,026      232,024      121,229
  Income taxes currently payable               90,806      235,573       71,915
  Unearned revenue                            225,899      229,216      250,408
  Other current liabilities                   235,252      253,196      188,103
                                           ----------   ----------   ----------
      Total current liabilities             1,153,686    1,218,663      952,440
                                           ----------   ----------   ----------
Other liabilities:
  Long-term debt (Note 5)                     557,223      556,850      556,655
  Deferred income taxes                       144,108      150,319      136,038
  Accrued postretirement healthcare and
    other benefits                            198,266      198,709      202,451
  Other non-current liabilities               156,429      156,580      126,297
                                           ----------   ----------   ----------
      Total other liabilities               1,056,026    1,062,458    1,021,441
                                           ----------   ----------   ----------
      Total liabilities                     2,209,712    2,281,121    1,973,881
                                           ----------   ----------   ----------
Shareholders' equity (Note 6):
  Capital stock                               102,933      102,933      102,933
  Additional paid-in capital                   43,743       37,473       36,969
  Retained income                           1,374,038    1,394,884    1,013,607
  Foreign currency translation adjustments    (66,040)     (57,302)     (57,051)
                                           ----------   ----------   ----------
                                            1,454,674    1,477,988    1,096,458

  Less - common stock in treasury-at cost      95,496      107,410       51,859
         unearned compensation on
           restricted stock                    16,813        9,460       13,657
                                           ----------   ----------   ----------
      Total shareholders' equity            1,342,365    1,361,118    1,030,942
                                           ----------   ----------   ----------
                                           $3,552,077   $3,642,239   $3,004,823
                                           ==========   ==========   ==========





                            The McGraw-Hill Companies, Inc.
                            -------------------------------
                         Consolidated Statement of Cash Flows
                         ------------------------------------
                   For The Three Months Ended March 31, 1997 And 1996
                   --------------------------------------------------
                                                            1997         1996
                                                          ---------    ---------
                                                              (In thousands)
Cash flows from operating activities
------------------------------------
Net income                                                $  14,986    $  16,192
Adjustments to reconcile net income to
    cash provided by operating activities:
  Depreciation                                               17,816       17,765
  Amortization of goodwill and intangibles                   12,392        8,916
  Amortization of prepublication costs                       17,958       13,945
  Provision for losses on accounts receivable                21,526       18,419
  Other                                                       2,535          812
Changes in assets and liabilities net of effect of
    acquisitions and dispositions:
  Decrease in accounts receivable                           112,858      102,639
  Increase in inventories                                   (36,069)     (25,964)
  Increase in prepaid and other current assets              (19,385)     (13,611)
  Decrease in accounts payable and accrued expenses        (109,441)     (96,842)
  (Decrease)/increase in unearned revenue                    (3,125)       8,557
  Decrease in other current liabilities                     (10,491)      (9,133)
  Decrease in interest and income taxes currently payable  (150,821)      (3,011)
  (Decrease)/increase in prepaid/deferred income taxes       (1,838)          48
  Net change in other assets and liabilities                 (2,984)      (1,526)
---------------------------------------------------       ---------    ---------
Cash (used for)/provided by operating activities           (134,083)      37,206
---------------------------------------------------       ---------    ---------
Investing activities
--------------------
  Investment in prepublication costs                        (37,010)     (39,029)
  Purchases of property and equipment                       (11,223)      (6,746)
  Acquisition of businesses                                  (2,852)     (25,000)
  Disposition of property, equipment and businesses           1,595        4,985
---------------------------------------------------        ---------    ---------
Cash used for investing activities                          (49,490)     (65,790)
---------------------------------------------------        ---------    ---------
Financing activities
--------------------
  Additions to short-term debt - net                        209,296       57,634
  Dividends paid to shareholders                            (35,832)     (33,063)
  Exercise of stock options                                   8,606       11,178
  Other                                                      (1,923)      (3,065)
---------------------------------------------------       ---------    ---------
Cash provided by financing activities                       180,147       32,684
---------------------------------------------------       ---------    ---------
Net change in cash and equivalents                           (3,426)       4,100

Cash and equivalents at beginning of period                   3,430       10,250
---------------------------------------------------       ---------    ---------
Cash and equivalents at end of period                     $       4    $  14,350
                                                          =========    =========

                         The McGraw-Hill Companies, Inc.
                         -------------------------------
                          Notes to Financial Statements
                          -----------------------------

 1. The financial information in this report has not been audited, but in the opinion of management all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly such information have been included. The operating results for the three months ended March 31, 1997 and 1996 are not necessarily indicative of results to be expected for the full year due to the seasonal nature of some of the company's businesses. The financial statements included herein should be read in conjunction with the financial statements and notes included in the company's Annual Report on Form 10-K for the year ended December 31, 1996.

     Certain prior year amounts have been reclassified for comparability purposes.

 2.  Operating profit by segment is total operating revenue less expenses which are deemed to be related to the unit's operating revenue.  A summary of operating results by segment for the three months ended March 31, 1997 and
     1996 follows:
                                           1997                   1996
                                   --------------------   ---------------------
                                              Operating               Operating
                                    Revenue    Profit      Revenue     Profit
                                   ---------  ---------   ---------   ---------
                                                   (In thousands)

  Educational and Professional
    Publishing                      $196,857   $(42,551)   $165,904    $(31,421)
  Financial Services                 234,928     74,680     213,107      66,177
  Information and Media Services     221,150     17,928     204,840      17,005
  --------------------------------  --------   --------    --------    --------
  Total operating segments           652,935     50,057     583,851      51,761
  General corporate expense                -    (13,696)          -     (13,083)
  Interest expense - net                   -    (11,384)          -     (11,419)
  --------------------------------  --------   --------    --------    --------
  Total company                     $652,935   $ 24,977*   $583,851    $ 27,259*
                                    ========   ========    ========    ========

  *Income before taxes on income.

                              The McGraw-Hill Companies, Inc.
                              -------------------------------
                               Notes to Financial Statements
                               -----------------------------


 3.  The allowance for doubtful accounts and sales returns, the components of inventory and the accumulated amortization of prepublication costs were as follows:
                                         March 31,     Dec. 31,    March 31,
                                           1997         1996         1996
                                         ---------    ---------    ---------
                                                    (In thousands)
     Allowance for doubtful accounts     $  90,182    $  85,965    $  81,534
                                         =========    =========    =========

     Allowance for sales returns         $  63,061    $  76,295    $  33,592
                                         =========    =========    =========

     Inventories:
        Finished goods                   $ 247,751    $ 219,295    $ 205,187
        Work-in-process                     25,300       19,887       24,003
        Paper and other materials           34,981       33,976       38,818
                                         ---------    ---------    ---------
     Total inventories                   $ 308,032    $ 273,158    $ 268,008
                                         =========    =========    =========

     Accumulated amortization of
        prepublication costs             $ 459,863    $ 486,960    $ 367,848
                                         =========    =========    =========

4. A subsidiary of J.J. Kenny Co. acts as an undisclosed agent in the purchase and sale of municipal securities for broker-dealers and dealer banks and the company had $170 million of matched purchase and sale commitments at March 31, 1997. Only those transactions not closed at the settlement date are reflected in the balance sheet as receivables and payables.

5.   A summary of long-term debt follows:
                                             March 31,    Dec. 31,     March 31,
                                               1997         1996         1996
                                             ---------    ---------    ---------
                                                        (In thousands)
     9.43% senior notes due 2000             $ 250,000    $ 250,000    $ 250,000
     Commercial paper supported by
       bank revolving credit agreement         300,000      300,000      300,000
     Other                                       7,223        6,850        6,655
                                             ---------    ---------    ---------
     Total long-term debt                    $ 557,223    $ 556,850    $ 556,655
                                             =========    =========    =========

                             The McGraw-Hill Companies, Inc.
                             -------------------------------
                              Notes to Financial Statements
                              -----------------------------

 6.  Common shares approved for issuance for conversions and stock based awards were as follows:
                                              March 31,     Dec. 31,   March 31,
                                                1997         1996        1996
                                              ---------    ---------   ---------
     $1.20 convertible preference stock
       at the rate of 6.6 shares for each
       share of preference stock                  9,161        9,161       9,346
     Stock based awards                       5,819,300    6,350,994   6,651,336
                                              ---------    ---------   ---------
                                              5,828,461    6,360,155   6,660,682
                                              =========    =========   =========

     At the company's annual meeting on April 30, 1997, the shareholder's approved a proposal to increase the number of shares approved for issuance under the 1993 Key Employee Stock Incentive Plan by an additional 4.9 million shares. These shares are not included in the table above.

 7. Cash dividends per share declared during the three months ended March 31, 1997 and 1996 were as follows:

                                       1997    1996
                                       ----    ----
      Common stock                     $.36    $.33
      Preference stock                  .30     .30

 8. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share.
     Under the new standard, which must be adopted on December 31, 1997, the company will be required to change the method used to compute earnings per share and to restate prior periods presented. A dual presentation of basic and diluted earnings per share will be required. The basic earnings per share calculation, which will replace primary earnings per share, will exclude the dilutive impact of stock options and other common share equivalents. The dilutive earnings per share calculation, which will replace fully diluted earnings per share, will include common share equivalents. The adoption of SFAS No. 128 is not expected to have a significant impact on earnings per share for the three months ended March 31, 1997 and 1996.

Item 2.        Management's Discussion and Analysis of Operating
               -------------------------------------------------
                         Results and Financial Condition
                         -------------------------------

Operating Results - Comparing Three Months Ended March 31, 1997 and 1996
------------------------------------------------------------------------

Consolidated Review
-------------------
Operating revenues for the first quarter grew $69.1 million, or 11.8%, over the 1996 quarter to $652.9 million. All three operating segments had revenue increases. The revenue increase reflects significant growth at S&P Ratings Services, the acquisition of the former Times Mirror Higher Education Group, higher secondary school publishing sales and growth at Business Week and the Construction Information Group.

Net income declined $1.2 million, or 7.4%, to $15.0 million and earnings per share were 15 cents compared to 16 cents a year ago. The reduction in earnings reflects the increased seasonality of the company's business caused by the October 1996 exchange of the Shepard's/McGraw-Hill legal publishing business for the Times Mirror Higher Education Group and marketing costs for major state adoption opportunities later this year. 1997's first quarter results reflect 3-to-4 cents dilution resulting from last year's exchange transaction due to the seasonality of the higher education business as compared to Shepard's and the timing of integration savings. The first quarter represents the company's smallest quarter due to the seasonal aspects of some of the company's businesses, primarily the educational publishing operations.

Total expenses in 1997 increased $69.8 million, or 12.7%, due to the operating costs of the acquired higher education business, marketing costs for school publishing adoption sales later this year, volume-related expenses due to the revenue growth and expenses associated with new products and initiatives. The increase in depreciation and amortization expenses is due to the acquisition of the Times Mirror Higher Education Group.

Net interest expense in the first quarter of $11.4 million declined slightly from the prior year. Commercial paper borrowing rates declined modestly from 5.5% in 1996 to 5.4% in 1997. Average commercial paper borrowing levels were comparable to the prior year.

The provision for taxes as a percentage of income before taxes was 40.0% in 1997 compared to 40.6% in 1996. The reduction in the effective tax rate reflects lower state taxes resulting primarily from the acquisition of the Times Mirror Higher Education Group.


Segment Review
--------------
Educational and Professional Publishing revenues increased $31.0 million, or 18.7%. 1997 revenues included $33 million from the former Times Mirror Higher Education properties compared to $15 million contributed by Shepard's last year. Educational Publishing revenues improved from secondary publishing backlist sales, testing and supplementary products. International publishing revenues improved due to sales of the Times Mirror products. The segment's operating loss, reflecting typical first quarter seasonal losses in educational publishing, increased 35.4% to $42.6 million, due to the added impact of the expanded higher education business as well as marketing costs associated with major state adoption opportunities later this year. The company is rapidly integrating its college publishing division with the acquired higher education business, eliminating more than 500 positions and consolidating facilities and systems. The integration will be substantially completed by June 1997.

Financial Services' revenue increased $21.8 million, or 10.2%, while operating profit improved $8.5 million, or 12.8%. Standard & Poor's Ratings Services' revenues and profits improved due to increased new issue volume in the U.S. corporate bond market, particularly the high yield sector, reflecting the favorable interest rate environment. New rating products and global expansion also significantly contributed to the strong performance. Standard & Poor's Financial Information Services revenue improved modestly due to growth in the retail and institutional segments offseting continued weakness in municipal securities services while operating profit declined modestly reflecting investments in new products to be launched later in 1997.

Information and Media Services' revenue increased $16.3 million, or 8.0%, and operating profit improved $0.9 million, or 5.4%. Revenues improved at Business Week due to strong advertising page growth; profits grew at a lower rate due to investments in circulation and promotion. Revenues and profits declined in the Information Technology and Communications Group due to reduced advertising pages while the healthcare publications had significant growth due to increased pages and acquisitions late last year. Revenues and profits improved in the Construction Information Group due to expanded electronic product revenue and increased advertising in Architectural Record magazine. Broadcasting achieved modest revenue growth, despite the absense of last year's political advertising, while operating profit improved due to cost reductions.

Financial Condition
-------------------
The company continues to maintain a strong financial position. Cash used for operating activities in the first quarter totaled $134 million, which reflects $150 million in tax payments on last year's gain on the exchange of Shepard's/McGraw-Hill for the Times Mirror Higher Education Group. Total debt increased $209 million from year-end reflecting the tax payments as well as expenditures for the integration of the higher education businesses, seasonal spending for inventory and marketing costs for school publishing adoptions and prepublication spending for publishing programs. The company's strong presence in school publishing and expanded higher education business significantly impact the seasonality of its earnings and borrowing patterns during the year, with the company borrowing during the first half of the fiscal year and generating cash in the second half of the year, primarily in the fourth quarter.

Commercial paper borrowings at March 31, 1997 totaled $532 million, an increase of $210 million from December 31, 1996. Commercial paper debt is supported by a $800 million revolving credit agreement with a group of banks terminating in February, 2002 and $300 million has been classified as long-term. There are no amounts outstanding under this agreement.

Under a shelf registration which became effective with the Securities and Exchange Commission in 1990, the company can issue an additional $250 million of debt securities. The new debt could be used to replace a portion of the commercial paper borrowings with longer term securities, when and if interest rates are attractive and markets are favorable.

Accounts receivable before reserves of $893 million decreased $149 million from the end of 1996 due primarily to the seasonal nature of the company's educational publishing businesses. Inventories increased $35 million to $308 million from the end of 1996 due primarily to inventory purchases for school publishing adoptions later this year.

Net prepublication costs increased $17 million from the end of 1996 to $370 million due to spending for school publishing 1998 adoption year programs and higher education and professional publishing titles. Prepublication cost spending in the first quarter totaled $37 million, a decline of $2 million from last year's first quarter. Spending is expected to increase over the remainder of the year. Purchases of property, plant and equipment of $11 million were $4 million higher than the comparable period last year; the purchases were primarily for computer equipment and the integration of the Times Mirror Higher Education properties.

In January 1996, the company's Board of Directors approved a stock repurchase program authorizing the purchase of up to four million shares of the company's common stock. In 1996, primarily in the second quarter, 1.4 million shares were repurchased at a cost of $63.3 million. No shares were repurchased in the first quarter of 1997; the company intends to repurchase additional shares later in the year. Purchases under the program may be made from time to time dependent on market conditions. The repurchased shares will be used for general corporate purposes, including the issuance of shares for the exercise of employee stock options.

In April 1997 the company signed a letter of intent to lease approximately 935,000 square feet of office space for a term of twenty years to house its financial services' operations in downtown New York. The lease replaces several current leases that expire in 1999. The company expects to sign a definitive lease agreement later this year.

"Safe Harbor Statement under the Private Securities Litigation Reform Act of
----------------------------------------------------------------------------
1995"
-----

This section, as well as other portions of this document, includes certain forward-looking statements about the company's business, new products, sales, expenses, cash flows and operating and capital requirements. Such forward-looking statements include, but are not limited to: the timing of integration actions related to the Times Mirror Higher Education Group; Educational Publishing's level of success in 1997 adoptions; the level of prepublication cost spending in 1997; shares to be reacquired under the share repurchase plan; and the level of future cash flow and debt levels.

Actual results may differ materially from those in any forward-looking statements because any such statements involve risks and uncertainties and are subject to change based on various important factors, including but not limited to worldwide economic and political conditions, the health of capital and equity markets, the successful marketing of new products, the effect of competitive products and pricing, and the timing of reducing costs in the newly merged higher education business.

                                     PART II

                                Other Information

Item 1.    Legal Proceedings
           -----------------
           In Item 1 of Part II of Registrant's Form 10-Q for the quarter ended June 30, 1996, Registrant reported that a Complaint had been filed on June 11, 1996 in the United States Bankruptcy Court, Central District of California, in an action captioned County of Orange v. McGraw-Hill
                                                 -------------------------------
           Companies, Inc., d/b/a Standard & Poor's (Case No. SA 94-22272-JR;
           ----------------------------------------
           Adversary No. SA 96-01624-JR). The Complaint alleged that Standard & Poor's breached its contracts with Orange County, was professionally negligent and aided and abetted the County's officers in breaching their fiduciary duty by, inter alia, assigning unduly high ratings to
                                    ----- ----
           debt instruments issued by the County and by failing to advise the County's Board of Supervisors of the illegal acts being committed by the County's officers. On October 17, 1996, the United States District Court, Central District of California, granted Registrant's motion to withdraw the Bankruptcy Court reference. The action was transferred to the United States District Court for the Central District of California (Case No. SA CV 96-765-GLT) upon the filing on December 4, 1996 of the Bankcuptcy Court's ruling on Registrant's motion to dismiss the Complaint. In that ruling, the Bankruptcy Court granted Registrant's motion to dismiss the County's aiding and abetting claim, but denied it as to the breach of contract and professional negligence claims. Registrant appealed this decision to the District Court which, on March 18, 1997, dismissed the County's professional negligence claim, with leave to amend. On April 9, 1997, the County filed an Amended Complaint for breach of contract and professional malpractice. On April 28, 1997, Registrant filed a motion to dismiss the professional malpractice claim. The Registrant continues to believe that the County's allegations lack merit and intends to vigorously contest the action.

Item 6.    Exhibits and Reports on Form 8-K                          Page Number
           --------------------------------                          -----------
    (a)    Exhibits

    (10) Credit agreement dated as of February 19, 1997, among the Registrant, the lenders listed therein, and The Chase Manhattan Bank, as administrative agent, incorporated by reference from Registrant's Form 8-K dated February 19, 1997.

    (12)   Computation of Ratio of Earnings to Fixed Charges.             15

    (27)   Financial Data Schedule.                                       16

    (b)    Reports on Form 8-K

           A Report on Form 8-K was filed on February 19, 1997. Pursuant to said Report, Item 5 was reported upon.

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







Date:    05/12/97                   By       Robert J. Bahash
     ------------------               -------------------------------
                                             Robert J. Bahash
                                         Executive Vice President
                                         and Chief Financial Officer







Date:    05/09/97                   By     Thomas J. Kilkenny
     ------------------               -------------------------------
                                           Thomas J. Kilkenny
                                      Vice President and Controller







Date:    05/12/97                   By      Kenneth M. Vittor
     ------------------               -------------------------------
                                            Kenneth M. Vittor
                                          Senior Vice President
                                          and General Counsel


                                                              Exhibit (12)
                         The McGraw-Hill Companies, Inc.
                         -------------------------------
                Computation of Ratio of Earnings to Fixed Charges
                -------------------------------------------------
                           Periods Ended March 31, 1997
                           ----------------------------




                                                 Three       Twelve
                                                 Months      Months
                                                ---------   ---------
                                                   (In thousands)
Earnings
    Earnings from continuing operations
      before income tax expense (Note)......    $  23,651   $ 807,336
    Fixed charges...........................       18,587      76,358
                                                ---------   ---------
       Total Earnings.......................    $  42,238   $ 883,694
                                                =========   =========
Fixed Charges (Note)
    Interest expense........................    $  12,045   $  51,145
    Portion of rental payments deemed to be
      interest..............................        6,542      25,213
                                                ---------   ---------
       Total Fixed Charges..................    $  18,587   $  76,358
                                                =========   =========

Ratio of Earnings to Fixed Charges                   2.3x       11.6x







(Note) For purposes of computing the ratio of earnings to fixed charges, "earnings from continuing operations before income taxes" excludes undistributed equity in income of less than 50%-owned companies. "Fixed charges" consist of (1) interest on debt, and (2) the portion of the company's rental expense deemed representative of the interest factor in rental expense.

       Earnings from continuing operations before income taxes for the twelve month period ended March 31, 1997 includes a $418.7 million gain on the exchange of Shepard's/McGraw-Hill for the Times Mirror Higher Education Group and a one-time integration charge of $25.0 million.

