Form 10-Q
period 1997-06-30
MCGRAW-HILL COMPANIES INC
filed 1997-08-13
CIK 64040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                 FORM 10-Q



[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 1997

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


                       YES [X]              NO[ ]

On July 31, 1997 there were approximately 98.9 million shares of common stock (par value $1.00 per share) outstanding.

                            The McGraw-Hill Companies, Inc.
                            -------------------------------
                                  TABLE OF CONTENTS
                                  -----------------

                                                                Page Number
                                                                -----------

PART I.  FINANCIAL INFORMATION
------------------------------

  Item 1.  Financial Statements
  -------
             Consolidated Statement of Income for
             the three and six month periods ended
             June 30, 1997 and 1996                                     3

             Consolidated Balance Sheet at June 30, 1997,
             December 31, 1996 and June 30, 1996                      4-5

             Consolidated Statement of Cash Flows for the six
             months ended June 30, 1997 and 1996                        6

             Notes to Consolidated Financial Statements               7-10


  Item 2.  Management's Discussion and Analysis of Operating
  -------  Results and Financial Condition                           11-15



PART II.  OTHER INFORMATION
---------------------------

  Item 1.  Legal Proceedings                                         16
  -------

  Item 4.  Submission of Matters to a Vote of Security Holders       17
  -------

  Item 6.  Exhibits and Reports on Form 8-K                          17-20
  -------

                                      PART I


                                Financial Information

Item 1.  Financial Statements
         --------------------

                           The McGraw-Hill Companies, Inc.
                           -------------------------------
                          Consolidated Statement of Income
                          --------------------------------
                        Periods Ended June 30, 1997 and 1996
                        ------------------------------------

                                       Three Months           Six Months
                                   --------------------  ----------------------

                                      1997       1996       1997        1996
                                   ---------  ---------  ----------  ----------
                                        (In thousands, except per-share data)
Operating revenue                  $ 836,652  $ 710,934  $1,489,587  $1,294,785
Expenses:
  Operating                          371,484    327,076     697,080     620,265
  Selling and general                273,244    226,302     519,689     442,902
  Depreciation and amortization       74,162     53,632     122,321      94,258
                                   ---------  ---------  ----------  ----------
     Total expenses                  718,890    607,010   1,339,090   1,157,425

Other income - net                     5,065      4,728       8,691       9,970
                                   ---------  ---------  ----------  ----------
Income from operations               122,827    108,652     159,188     147,330

Interest expense - net                14,234     12,412      25,618      23,831
                                   ---------  ---------  ----------  ----------
Income before taxes on income        108,593     96,240     133,570     123,499

Provision for taxes on income         43,437     39,074      53,428      50,141
                                   ---------  ---------  ----------  ----------
Net income                         $  65,156  $  57,166  $   80,142  $   73,358
                                   =========  =========  ==========  ==========

Earnings per common share          $    0.65  $    0.57  $     0.80  $     0.73
                                   =========  =========  ==========  ==========
Average number of common
  shares outstanding                 100,283    100,311     100,162     100,447




                            The McGraw-Hill Companies, Inc.
                            -------------------------------
                              Consolidated Balance Sheet
                              --------------------------

                                            June 30,      Dec. 31,     June 30,
                                              1997         1996          1996
                                           ----------   ----------    ----------
                                                        (In thousands)
ASSETS

Current assets:
  Cash and equivalents                     $    6,788   $    3,430   $    4,828
  Accounts receivable (net of allowance
    for doubtful accounts and sales
    returns) (Note 3)                         877,310      879,466      760,607
  Receivable from broker-dealers and
    dealer banks (Note 4)                       5,006        2,473        7,388
  Inventories (Note 3)                        360,001      273,158      294,239
  Prepaid income taxes                        108,152      106,464       71,775
  Prepaid and other current assets             93,542       84,592       70,865
                                           ----------   ----------   ----------
      Total current assets                  1,450,799    1,349,583    1,209,702
                                           ----------   ----------   ----------

Prepublication costs (net of accumulated
  amortization) (Note 3)                      372,020      353,064      315,257

Investments and other assets:
  Investment in Rock-McGraw, Inc. - at
    equity                                     69,552       66,899       64,275
  Prepaid pension expense                     107,414      104,515      101,414
  Other                                       168,488      150,373      156,452
                                           ----------   ----------   ----------
      Total investments and other assets      345,454      321,787      322,141
                                           ----------   ----------   ----------

Property and equipment - at cost              849,072      835,680      839,370
  Less - accumulated depreciation             546,274      524,187      518,829
                                           ----------   ----------   ----------
      Net property and equipment              302,798      311,493      320,541

Goodwill and other intangible assets - at
  cost (net of accumulated amortization)    1,296,321    1,306,312      948,945
                                           ----------   ----------   ----------
                                           $3,767,392   $3,642,239   $3,116,586
                                           ==========   ==========   ==========



                           The McGraw-Hill Companies, Inc.
                           -------------------------------
                              Consolidated Balance Sheet
                              --------------------------

                                            June 30,      Dec. 31,    June 30,
                                              1997         1996         1996
                                           ----------   ----------   ----------
                                                        (In thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Notes payable                            $  372,579   $   24,518   $  238,860
  Accounts payable                            237,897      241,736      185,443
  Payable to broker-dealers and dealer
    banks (Note 4)                              4,632        2,400        6,834
  Accrued liabilities                         178,132      232,024      145,304
  Income taxes currently payable              125,051      235,573      103,474
  Unearned revenue                            214,728      229,216      238,978
  Other current liabilities                   235,572      253,196      177,310
                                           ----------   ----------   ----------
      Total current liabilities             1,368,591    1,218,663    1,096,203
                                           ----------   ----------   ----------
Other liabilities:
  Long-term debt (Note 5)                     563,028      556,850      556,734
  Deferred income taxes                       143,768      150,319      138,965
  Accrued postretirement healthcare and
    other benefits                            197,820      198,709      199,722
  Other non-current liabilities               158,572      156,580      128,668
                                           ----------   ----------   ----------
      Total other liabilities               1,063,188    1,062,458    1,024,089
                                           ----------   ----------   ----------
      Total liabilities                     2,431,779    2,281,121    2,120,292
                                           ----------   ----------   ----------
Shareholders' equity (Note 6):
  Capital stock                               102,933      102,933      102,933
  Additional paid-in capital                   43,951       37,473       37,411
  Retained income                           1,403,303    1,394,884    1,037,916
  Foreign currency translation adjustments    (67,578)     (57,302)     (58,355)
                                           ----------   ----------   ----------
                                            1,482,609    1,477,988    1,119,905

  Less - common stock in treasury-at cost     131,930      107,410      111,256
         unearned compensation on
           restricted stock                    15,066        9,460       12,355
                                           ----------   ----------   ----------
      Total shareholders' equity            1,335,613    1,361,118      996,294
                                           ----------   ----------   ----------
                                           $3,767,392   $3,642,239   $3,116,586
                                           ==========   ==========   ==========




                            The McGraw-Hill Companies, Inc.
                            -------------------------------
                         Consolidated Statement of Cash Flows
                         ------------------------------------
                   For The Six Months Ended June 30, 1997 And 1996
                   -----------------------------------------------
                                                            1997         1996
                                                          ---------    ---------
                                                              (In thousands)
Cash flows from operating activities
------------------------------------
Net income                                                $  80,142    $  73,358
Adjustments to reconcile net income to
    cash provided by operating activities:
  Depreciation                                               35,497       35,175
  Amortization of goodwill and intangibles                   24,796       18,054
  Amortization of prepublication costs                       62,028       41,029
  Provision for losses on accounts receivable                40,595       35,287
  Other                                                       2,975          603
Changes in assets and liabilities net of effect of
    acquisitions and dispositions:
  (Increase)/decrease in accounts receivable                (43,477)       9,013
  Increase in inventories                                   (87,447)     (51,680)
  Increase in prepaid and other current assets              (13,946)     (14,052)
  Decrease in accounts payable and accrued expenses         (57,058)     (74,521)
  Decrease in unearned revenue                              (16,102)      (2,820)
  Decrease in other current liabilities                     (18,755)     (26,986)
  (Decrease)/increase in interest and income taxes
       currently payable                                   (110,441)      34,074
  Decrease in prepaid/deferred income taxes                  (2,030)      (1,505)
  Net change in other assets and liabilities                (13,201)     (12,809)
---------------------------------------------------       ---------    ---------
Cash (used for)/provided by operating activities           (116,424)      62,220
---------------------------------------------------       ---------    ---------
Investing activities
--------------------
  Investment in prepublication costs                        (80,727)     (83,801)
  Purchases of property and equipment                       (31,515)     (19,990)
  Proceeds from exchange of Shepard's/McGraw-Hill
       for the Times Mirror Higher Education Group            6,730            -
  Acquisition of businesses                                 (24,834)     (25,809)
  Disposition of property, equipment and businesses           1,773        6,507
  Other                                                           -          689
---------------------------------------------------       ---------    ---------
Cash used for investing activities                         (128,573)    (122,404)
---------------------------------------------------       ---------    ---------
Financing activities
--------------------
  Additions to short-term debt - net                        349,105      167,821
  Dividends paid to shareholders                            (71,723)     (65,968)
  Exercise of stock options                                  13,718       14,846
  Repurchase of treasury shares                             (41,365)     (62,117)
  Other                                                      (1,380)         180
---------------------------------------------------       ---------    ---------
Cash provided by financing activities                       248,355       54,762
---------------------------------------------------       ---------    ---------
Net change in cash and equivalents                            3,358       (5,422)
Cash and equivalents at beginning of period                   3,430       10,250
---------------------------------------------------       ---------    ---------
Cash and equivalents at end of period                     $   6,788    $   4,828
                                                          =========    =========

                                         -6-

                         The McGraw-Hill Companies, Inc.
                         -------------------------------
                          Notes to Financial Statements
                          -----------------------------

 1. The financial information in this report has not been audited, but in the opinion of management all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly such information have been included. The operating results for the three and six month periods ended June 30, 1997 and 1996 are not necessarily indicative of results to be expected for the full year due to the seasonal nature of some of the company's businesses. The financial statements included herein should be read in conjunction with the financial statements and notes included in the company's Annual Report on Form 10-K for the year ended December 31, 1996.

     Certain prior year amounts have been reclassified for comparability purposes.

 2.  Operating profit by segment is total operating revenue less expenses which are deemed to be related to the unit's operating revenue.  A summary of operating results by segment for the three months and six months ended
     June 30, 1997 and 1996 follows:
                                           1997                   1996
                                   --------------------   ---------------------
                                              Operating               Operating
                                    Revenue    Profit      Revenue     Profit
                                   ---------  ---------   ---------   ---------
                                                   (In thousands)
  Three Months
  ------------

  Educational and Professional
    Publishing                      $357,278   $ 34,204    $277,580    $ 26,443
  Financial Services                 234,400     69,846     207,088      63,603
  Information and Media Services     244,974     34,244     226,266      31,984
  --------------------------------  --------   --------    --------    --------
  Total operating segments           836,652    138,294     710,934     122,030
  General corporate expense                -    (15,467)          -     (13,378)
  Interest expense - net                   -    (14,234)          -     (12,412)
  --------------------------------  --------   --------    --------    --------
  Total company                     $836,652   $108,593*   $710,934    $ 96,240*
                                    ========   ========    ========    ========

  *Income before taxes on income.

                              The McGraw-Hill Companies, Inc.
                              -------------------------------
                               Notes to Financial Statements
                               -----------------------------

                                        1997                   1996
                                 --------------------   ---------------------
                                            Operating               Operating
                                  Revenue     Profit      Revenue     Profit
                                 ---------- ---------   ----------  ---------
                                                 (In thousands)
  Six Months
  ----------

  Educational and Professional
    Publishing                   $  554,135  $ (8,347)  $  443,484   $ (4,978)
  Financial Services                469,328   144,526      420,195    129,780
  Information and Media Services    466,124    52,172      431,106     48,989
  -----------------------------  ----------  --------   ----------   --------
  Total operating segments        1,489,587   188,351    1,294,785    173,791
  General corporate expense               -   (29,163)           -    (26,461)
  Interest expense - net                  -   (25,618)           -    (23,831)
  -----------------------------  ----------  --------   ----------   --------
  Total company                  $1,489,587  $133,570*  $1,294,785   $123,499*
                                 ==========  ========   ==========   ========

  *Income before taxes on income.

 3.  The allowance for doubtful accounts and sales returns, the components of inventory and the accumulated amortization of prepublication costs were as follows:
                                          June 30,     Dec. 31,     June 30,
                                           1997         1996         1996
                                         ---------    ---------    ---------
                                                    (In thousands)
     Allowance for doubtful accounts     $  93,268    $  85,965    $  81,432
                                         =========    =========    =========

     Allowance for sales returns         $  48,772    $  76,295    $  25,305
                                         =========    =========    =========

     Inventories:
        Finished goods                   $ 293,986    $ 219,295    $ 228,008
        Work-in-process                     35,545       19,887       34,628
        Paper and other materials           30,470       33,976       31,603
                                         ---------    ---------    ---------
     Total inventories                   $ 360,001    $ 273,158    $ 294,239
                                         =========    =========    =========

     Accumulated amortization of
        prepublication costs             $ 507,797    $ 486,960    $ 398,426
                                         =========    =========    =========


                         The McGraw-Hill Companies, Inc.
                         -------------------------------
                          Notes to Financial Statements
                          -----------------------------


4. A subsidiary of J.J. Kenny Co. acts as an undisclosed agent in the purchase and sale of municipal securities for broker-dealers and dealer banks and the company had $347 million of matched purchase and sale commitments at June 30, 1997. Only those transactions not closed at the settlement date are reflected in the balance sheet as receivables and payables.

5.   A summary of long-term debt follows:
                                             June 30,     Dec. 31,     June 30,
                                               1997         1996         1996
                                             ---------    ---------    ---------
                                                        (In thousands)
     9.43% senior notes due 2000             $ 250,000    $ 250,000    $ 250,000
     Commercial paper supported by
       bank revolving credit agreement         300,000      300,000      300,000
     Other                                      13,028        6,850        6,734
                                             ---------    ---------    ---------
     Total long-term debt                    $ 563,028    $ 556,850    $ 556,734
                                             =========    =========    =========

 6.  Common shares approved for issuance for conversions and stock based awards were as follows:
                                              June 30,      Dec. 31,   June 30,
                                                1997         1996        1996
                                             ----------    ---------   ---------
     $1.20 convertible preference stock
       at the rate of 6.6 shares for each
       share of preference stock                  9,134        9,161       9,346
     Stock based awards                      10,725,501    6,350,994   6,541,202
                                             ----------    ---------   ---------
                                             10,734,635    6,360,155   6,550,548
                                             ==========    =========   =========

 7.  Cash dividends per share declared during the periods were as follows:

                                   Three Months            Six Months
                                   ------------            ----------
                                   1997    1996            1997   1996
                                   ----    ----            ----   ----
      Common stock                 $.36    $.33            $.72   $.66
      Preference stock              .30     .30             .60    .60


                         The McGraw-Hill Companies, Inc.
                         -------------------------------
                          Notes to Financial Statements
                          -----------------------------


 8. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share.
     Under the new standard, which must be adopted on December 31, 1997, the company will be required to change the method used to compute earnings per share and to restate prior periods presented. A dual presentation of basic and diluted earnings per share will be required. The basic earnings per share calculation, which will replace primary earnings per share, will exclude the dilutive impact of stock options and other common share equivalents. The dilutive earnings per share calculation, which will replace fully diluted earnings per share, will include common share equivalents. The adoption of SFAS No. 128 is not expected to have a significant impact on earnings per share for the six months ended June 30, 1997 and 1996.

Item 2.           Management's Discussion and Analysis of Operating
                  -------------------------------------------------
                    Results and Financial Condition
                    -------------------------------

Operating Results - Comparing Periods Ended June 30, 1997 and 1996
------------------------------------------------------------------

Three Months
------------

Consolidated Review
-------------------

Operating revenue for the quarter grew $125.7 million, or 17.7 %, over the 1996 quarter to $836.7 million. All three operating segments had revenue increases. The revenue increase reflects excellent sales growth in elementary-high school (el-hi) publishing, continued strong new issuance volume and global expansion at Standard & Poor's Ratings Services, the acquisition of the former Times Mirror Higher Education Group, and larger advertising revenues at Business Week and other magazines.

Net income for the quarter increased $8.0 million, or 14.0%, to $65.2 million. Earnings per share were 65 cents compared to 57 cents last year. The seasonality of the company's earnings increased over the prior year due to the October 1996 exchange of the Shepard's/McGraw-Hill legal publishing business for the Times Mirror Higher Education Group. The quarter's results reflect approximately 5 cents dilution resulting from last year's exchange transaction due to the seasonality of the higher education business as compared to Shepard's and the timing of integration savings.

Total expenses in 1997 increased $111.9 million, or 18.4%, reflecting volume-related costs due to the revenue growth, operating costs of the acquired higher education business and expenses associated with new products and initiatives.

Net interest expense increased $1.8 million, or 14.7%, due primarily to higher commercial paper borrowing levels. Average commercial paper interest rates increased from 5.3% in 1996 to 5.6% in 1997.

The provision for taxes as a percentage of income before taxes was 40.0% in 1997 compared to 40.6% in 1996. The reduction in the effective tax rate reflects lower state taxes resulting primarily from the acquisition of the Times Mirror Higher Education Group.

Segment Review
--------------

Educational and Professional Publishing revenues increased $79.7 million, or 28.7%, to $357.3 million. The revenue increase is due to strong elementary school publishing sales, reflecting approximately 60% market share in the Texas social studies adoption, where early ordering benefited the second quarter, as well as reading and math in adoption states and open territories. Secondary school publishing sales improved due primarily to open territories sales. 1997 revenues include $31 million from the former Times Mirror Higher Education properties compared to $17 million contributed by Shepard's last year. International publishing revenues increased due to sales of the Times Mirror products and improved economic conditions in Canada and Mexico. International and domestic revenues benefited from the eighth edition of The McGraw-Hill

Encyclopedia of Science and Technology. Segment operating profit improved $7.8 million, or 29.3%, to $34.2 million reflecting the strong el-hi performance and improved operating results in international markets, partially offset by a larger seasonal loss in the expanded higher education business and a decline at the Continuing Education Center. The company has substantially completed the integration of its college publishing division with the acquired higher education business, eliminating more than 500 positions and consolidating facilities and systems.

Financial Services' revenue increased $27.3 million, or 13.2%, while operating profit improved $6.2 million, or 9.8%. Standard & Poor's Ratings Services' revenues and profits improved due to increased new issuance volume in the U.S. corporate bond market, particularly the high yield sector. New ratings products and continued global expansion also significantly contributed to the strong performance. Standard & Poor's Financial Information Services' revenue improved modestly reflecting growth in the retail and institutional segments, relatively flat performance in global market products, and declines in municipal securities services reflecting a continued weak market. Operating profit declined due to investments in new products to be launched later in 1997 and reduced profits at municipal securities services.

Information and Media Services' revenue increased $18.7 million, or 8.3%, and operating profit improved $2.3 million, or 7.1%. Business Week advertising pages increased modestly while revenue and profits grew at a greater rate than the page gain as revenue per page and circulation revenue increased. Revenues and profits declined in the Information Technology and Communications Group due to reduced advertising pages and lower revenues at Datapro. The operating performance of the healthcare, aviation and science and technology magazines improved due to increased advertising pages and the acquisition of several healthcare publications late last year. Revenues and profits improved in the Construction Information Group due to growth in electronic products and customized services as well as increased advertising in Architectural Record and ENR magazines. Broadcasting revenue was flat while profits improved due to cost reductions.

Six Months
-----------

Consolidated Review
-------------------

For the first half of the year, operating revenues increased $194.8 million, or 15%, to $1.5 billion, reflecting increases in all three operating segments. The revenue increase reflects excellent sales growth in el-hi publishing, continued strong new issuance volume and global expansion at Standard & Poor's Ratings Services, the acquisition of the former Times Mirror Higher Education Group, and larger advertising revenues at Business Week and other magazines. Total expenses increased $181.7 million, or 15.7%, reflecting volume-related costs due to the revenue growth, operating costs of the acquired higher education business and expenses associated with new products and initiatives. Net income increased $6.8 million, or 9.2%, as a larger seasonal loss in educational publishing due to the impact of the expanded higher education business was offset by higher profits in Financial Services and Information and Media Services. Earnings per share were 80 cents compared to 73 cents last year. The year-to-date results reflect approximately 9 cents dilution resulting from last year's exchange transaction due to the seasonality of the higher education business as compared to Shepard's and the timing of integration savings.

Net interest expense increased $1.8 million, or 7.5%, due to higher commercial paper borrowing levels. Average commercial paper borrowing rates increased from 5.4% in 1996 to 5.5% in 1997.

The provision for taxes as a percentage of income before taxes was 40.0% in 1997 compared to 40.6% in 1996. The reduction in the effective tax rate reflects lower state taxes resulting primarily from the acquisition of the Times Mirror Higher Education Group.


Segment Review
--------------

Educational and Professional Publishing revenue increased $110.7 million, or 25.0%, to $554.1 million. The revenue increase is due to strong elementary school publishing sales, reflecting approximately 60% market share in the Texas social studies adoption, where early ordering benefited the first half of the year, as well as reading and math in adoption states and open territories. Secondary school publishing sales improved due primarily to open territories sales. 1997 revenues include $64 million from the former Times Mirror Higher Education properties compared to $32 million contributed by Shepard's last year. International publishing revenues increased due to sales of the Times Mirror products and improved economic conditions in Canada and Mexico. The segment net operating loss increased from $5.0 million in 1996 to $8.3 million in 1997 due to the increased seasonal losses in the expanded higher education business and decreased profits at the Continuing Education Center, partially offset by the strong el-hi performance and improved operating results in international markets.

Financial Services' revenue increased $49.1 million, or 11.7%, while operating profit improved $14.7 million, or 11.4%. Standard & Poor's Ratings Services' revenues and profits improved due to increased new issuance volume in the U.S. corporate bond market, particularly the high yield sector. New ratings products and continued global expansion also significantly contributed to the strong performance. Standard & Poor's Financial Information Services' revenue improved modestly due to growth in the retail and institutional segments offsetting a decline in municipal securities services reflecting a continued weak market. Operating profit declined due to investments in new products to be launched later in 1997 and reduced profits at municipal securities services.

Information and Media Services' revenue increased $35.0 million, or 8.1%, and operating profit improved $3.2 million, or 6.5%. Business Week revenues increased due to advertising page growth, increased revenue per page and higher circulation revenue. Revenues and profits declined in the Information Technology and Communications Group due to reduced advertising pages and lower revenues at Datapro. The operating performance of the healthcare, aviation and science and technology magazines improved due to increased advertising pages and the acquisition of several healthcare publications late last year. Revenues and profits improved in the Construction Information Group due to growth in electronic products and increased advertising in Architectural Record and ENR magazines. Broadcasting revenue was flat while profits improved due to cost reductions.

Financial Condition
-------------------

The company continues to maintain a strong financial position. Cash used for operating activities in the first six months totaled $116 million, which includes $150 million in tax payments on last year's gain on the exchange of Shepard's/McGraw-Hill for the Times Mirror Higher Education Group. Total debt increased $354 million from year-end reflecting the tax payments, expenditures for the integration of the higher education businesses, seasonal spending for inventory and marketing costs for school publishing adoptions, prepublication spending for publishing programs and the repurchase of common shares. The company's strong presence in school publishing and expanded higher education business significantly impact the seasonality of its earnings and borrowing patterns during the year, with the company borrowing during the first half of the fiscal year and generating cash in the second half of the year, primarily in the fourth quarter.

Commercial paper borrowings at June 30, 1997 totaled $664 million, an increase of $342 million from December 31, 1996. Commercial paper debt is supported by a $800 million revolving credit agreement with a group of banks terminating in February 2002, and $300 million has been classified as long-term. There are no amounts outstanding under this agreement.

Under a shelf registration which became effective with the Securities and Exchange Commission in mid-1990, the company can issue an additional $250 million of debt securities. The new debt could be used to replace a portion of the commercial paper borrowings with longer term securities, when and if interest rates are attractive and markets are favorable.

Accounts receivable before reserves of $1 billion decreased $22 million from the end of 1996 due primarily to the seasonal nature of the company's book publishing businesses, reflecting an increase in school publishing receivables from second quarter sales offset by collections of the higher education year-end receivables. Inventories increased $87 million to $360 million from the end of 1996 due primarily to inventory purchases for school publishing adoptions.

Net prepublication costs increased $19 million from the end of 1996 to $372 million due to spending for school publishing 1998 adoption year programs and higher education and professional publishing titles. Prepublication cost spending in the first half of 1997 totaled $81 million compared to $84 million in 1996. Spending is expected to increase over the remainder of the year. Purchases of property, plant and equipment of $32 million were $12 million higher than the comparable period last year; the purchases were primarily for computer equipment and the integration of the Times Mirror Higher Education properties.

In January 1996, the company's Board of Directors approved a stock repurchase program authorizing the purchase of up to four million shares of the company's common stock. During the second quarter of 1997, 700,000 shares were repurchased at a cost of $41.4 million. The company continued to repurchase shares in the third quarter; future purchases under the program may be made from time to time dependent on market conditions. In fiscal year 1996, 1.4 million shares were repurchased under this program at a cost of $63.3 million. The repurchased shares will be used for general corporate purposes, including the issuance of shares for the exercise of employee stock options.

In July 1997, the company divested its McGraw-Hill London House and McGraw-Hill School Systems businesses for proceeds of $29 million in cash; the proceeds approximated the book values of the properties. Also in July, the company divested its Datapro Information Services business for proceeds of $25 million in cash; the sale will result in an after-tax gain of approximately $20 million.

The company has reviewed its building portfolio and has taken actions to consolidate offices and align its future space requirements with the growth of its businesses. In April 1997, the company signed a letter of intent to lease approximately 935,000 square feet of office space for a term of twenty years to house its financial services' operations in downtown New York. In July 1997, the company reached an agreement in principle to lease approximately 400,000 square feet of office space in midtown New York for a term of twenty years to house certain publishing and information and media services businesses and support functions currently located in its headquarters location in New York. The company expects to sign definitive lease agreements for both properties later this year. These real estate projects will entail capital expenditures for the build-out of the new space of up to $150 million, primarily in 1998 and 1999 which are expected to be financed by operating cash flow and commercial paper borrowings under existing facilities. A non-cash after-tax charge not exceeding $20 million on certain real estate write-off's related to the consolidation of offices is expected to be taken in the third quarter. This charge is primarily for writedowns on leasehold improvements for office space due to the early surrender of the space to be vacated in the company's headquarters building and a writedown of an owned building which the company intends to sell as part of the consolidation of offices.

"Safe Harbor Statement under the Private Securities Litigation Reform Act of
----------------------------------------------------------------------------
1995"
-----

This section, as well as other portions of this document, includes certain forward-looking statements about the company's business, new products, sales, expenses, cash flows and operating and capital requirements. Such forward-looking statements include, but are not limited to: the timing of integration actions related to the Times Mirror Higher Education Group; Educational Publishing's level of success in 1997 adoptions; the strength of profit levels at Standard & Poor's Rating's Services; the level of prepublication cost spending in 1997; shares to be reacquired under the share repurchase plan; and the level of the future cash flow and debt levels.

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

                                     PART II

                                Other Information

Item 1.    Legal Proceedings
           -----------------
           In Item 1 of Part II of the company's Form 10-Q for the quarter ended June 30, 1996, the company reported that a Complaint had been filed on June 11, 1996 in the United States Bankruptcy Court, Central District of California, in an action captioned County of Orange v.
                                                          -------------------
           McGraw-Hill Companies, Inc., d/b/a Standard & Poor's (Case No. SA 94-
           ----------------------------------------------------
           22272-JR; Adversary No. SA 96-01624-JR). The Complaint alleged that Standard & Poor's breached its contracts with Orange County, was professionally negligent and aided and abetted the County's officers in breaching their fiduciary duty by, inter alia, assigning unduly
                                                 ----- ----
           high ratings to debt instruments issued by the County and by failing to advise the County's Board of Supervisors of the illegal acts being committed by the County's officers. On October 17, 1996, the United States District Court, Central District of California, granted the company's motion to withdraw the Bankruptcy Court reference. The action was transferred to the United States District Court for the Central District of California (Case No. SA CV 96-765-GLT) upon the filing on December 4, 1996 of the Bankruptcy Court's ruling on the company's motion to dismiss the Complaint. In that ruling, the Bankruptcy Court granted the company's motion to dismiss the County's aiding and abetting claim, but denied it as to the breach of contract and professional negligence claims. The company appealed this decision to the District Court which, on March 18, 1997, dismissed the County's professional negligence claim, with leave to amend. On April 9, 1997, the County filed an Amended Complaint for breach of contract and professional malpractice. On April 28, 1997, the company filed a motion to dismiss the professional malpractice claim, which was denied by the District Court on June 2, 1997. The company continues to believe that the County's allegations lack merit and intends to vigorously contest the action.

Item 4.    Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------

    (a) The 1997 Annual Meeting of Shareholders of the company was held on April 30, 1997.

    (b) The following nominees having received the FOR votes set forth opposite their respective names, constituting a plurality of the votes cast at the Annual Meeting for the election of Directors, were duly elected Directors of the company for three-year terms:

           DIRECTOR               FOR                 WITHHOLD AUTHORITY
           --------               ---                 ------------------
           Vartan Gregorian       91,083,712          1,077,416

           John T. Hartley        91,105,971          1,055,157

           Paul J. Rizzo          91,045,035          1,116,093

           James H. Ross          91,080,782          1,080,346

           Sidney Taurel          91,077,508          1,083,620

           The terms of office of the following directors continued after the meeting: Pedro Aspe; George B. Harvey; Richard H. Jenrette; Robert
           P. McGraw; Lois Dickson Rice; Joseph L. Dionne; Linda Koch Lorimer; Harold W. McGraw III and Alva O. Way.

    (c) (i) Shareholders approved the Amendments to and Restatement of the 1993 Key Employee Stock Incentive Plan. The vote was 84,423,857 shares FOR and 7,465,337 shares AGAINST, with 271,934 shares abstaining and no broker nonvotes.

           (ii) Shareholders ratified the appointment of Ernst & Young as independent auditors for the company and its subsidiaries for 1997. The vote was 91,868,251 shares FOR and 187,818 shares AGAINST, with 105,059 shares abstaining and no broker nonvotes.



Item 6.    Exhibits and Reports on Form 8-K                          Page Number
           --------------------------------                          -----------

    (10) 1993 Amended and Restated Key Employee Stock Incentive Plan, incorporated by reference from the company's Proxy Statement dated March 25, 1997.

    (12)   Computation of Ratio of Earnings to Fixed Charges.           19

    (27)   Financial Data Schedule.                                     20

                              SIGNATURES
                              ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.





                                      THE McGRAW-HILL COMPANIES, INC.
                                      -------------------------------







Date:  08/11/97                     By       Robert J. Bahash
     ------------------               -------------------------------
                                             Robert J. Bahash
                                         Executive Vice President
                                         and Chief Financial Officer







Date:  08/11/97                     By     Thomas J. Kilkenny
     ------------------               -------------------------------
                                           Thomas J. Kilkenny
                                      Vice President and Controller







Date:  08/11/97                     By      Kenneth M. Vittor
     ------------------               -------------------------------
                                            Kenneth M. Vittor
                                          Senior Vice President
                                          and General Counsel



                                                              Exhibit (12)
                         The McGraw-Hill Companies, Inc.
                         -------------------------------
                Computation of Ratio of Earnings to Fixed Charges
                -------------------------------------------------
                           Periods Ended June 30, 1997
                           ---------------------------




                                                  Six        Twelve
                                                 Months      Months
                                                ---------   ---------
                                                   (In thousands)
Earnings
    Earnings from continuing operations
      before income tax expense (Note)......    $ 130,918   $ 819,602
    Fixed charges...........................       40,797      77,965
                                                ---------   ---------
       Total Earnings.......................    $ 171,715   $ 897,567
                                                =========   =========
Fixed Charges (Note)
    Interest expense........................    $  27,352   $  53,184
    Portion of rental payments deemed to be
      interest..............................       13,445      24,781
                                                ---------   ---------
       Total Fixed Charges..................    $  40,797   $  77,965
                                                =========   =========

Ratio of Earnings to Fixed Charges                   4.2x       11.5x







(Note) For purposes of computing the ratio of earnings to fixed charges, "earnings from continuing operations before income taxes" excludes undistributed equity in income of less than 50%-owned companies. "Fixed charges" consist of (1) interest on debt, and (2) the portion of the company's rental expense deemed representative of the interest factor in rental expense.

       Earnings from continuing operations before income taxes for the twelve month period ended June 30, 1997 includes a $418.7 million gain on the exchange of Shepard's/McGraw-Hill for the Times Mirror Higher Education Group and a one-time integration charge of $25.0 million.





                                      -19-