Form 10-Q
period 1997-09-30
MCGRAW-HILL COMPANIES INC
filed 1997-11-13
CIK 64040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                 FORM 10-Q



[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 1997

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


                       YES [X]              NO[ ]

On October 31, 1997 there were approximately 99 million shares of common stock (par value $1.00 per share) outstanding.

                            The McGraw-Hill Companies, Inc.
                            -------------------------------
                                  TABLE OF CONTENTS
                                  -----------------

                                                                Page Number
                                                                -----------

PART I.  FINANCIAL INFORMATION
------------------------------

  Item 1.  Financial Statements
  -------
             Consolidated Statement of Income for
             the three and nine month periods ended
             September 30, 1997 and 1996                                3

             Consolidated Balance Sheet at September 30, 1997,
             December 31, 1996 and September 30, 1996                 4-5

             Consolidated Statement of Cash Flows for the nine
             months ended September 30, 1997 and 1996                   6

             Notes to Consolidated Financial Statements               7-10


  Item 2.  Management's Discussion and Analysis of Operating
  -------  Results and Financial Condition                           11-16



PART II.  OTHER INFORMATION
---------------------------

  Item 1.  Legal Proceedings                                         17
  -------

  Item 2.  Exhibits                                                  17-20
  -------

                                      PART I


                                Financial Information

Item 1.  Financial Statements
         --------------------

                           The McGraw-Hill Companies, Inc.
                           -------------------------------
                          Consolidated Statement of Income
                          --------------------------------
                        Periods Ended September 30, 1997 and 1996
                        -----------------------------------------

                                       Three Months           Nine Months
                                  ---------------------  ----------------------

                                      1997       1996       1997        1996
                                  ----------  ---------  ----------  ----------
                                        (In thousands, except per-share data)
Operating revenue                 $1,143,740  $ 949,009  $2,633,327  $2,243,794
Expenses:
  Operating                          510,345    397,775   1,207,425   1,018,040
  Selling and general                310,710    265,517     830,399     708,419
  Depreciation and amortization      104,442     84,716     226,763     178,974
                                  ----------  ---------  ----------  ----------
     Total expenses                  925,497    748,008   2,264,587   1,905,433

Other income - net                    23,029      4,847      31,720      14,817
                                  ----------  ---------  ----------  ----------
Income from operations               241,272    205,848     400,460     353,178

Interest expense - net                15,299     13,075      40,917      36,906
                                  ----------  ---------  ----------  ----------
Income before taxes on income        225,973    192,773     359,543     316,272

Provision for taxes on income         82,474     78,265     135,902     128,406
                                  ----------  ---------  ----------  ----------
Net income                        $  143,499  $ 114,508  $  223,641  $  187,866
                                  ==========  =========  ==========  ==========

Earnings per common share         $     1.44  $    1.15  $     2.24  $     1.88
                                  ==========  =========  ==========  ==========
Average number of common
  shares outstanding                  99,582     99,477      99,971     100,109




                            The McGraw-Hill Companies, Inc.
                            -------------------------------
                              Consolidated Balance Sheet
                              --------------------------

                                            Sept. 30,     Dec. 31,     Sept. 30,
                                              1997         1996          1996
                                           ----------   ----------    ----------
                                                        (In thousands)

ASSETS

Current assets:
  Cash and equivalents                     $   19,183   $    3,430   $    9,883
  Accounts receivable (net of allowance
    for doubtful accounts and sales
    returns) (Note 3)                       1,085,947      879,466      965,932
  Receivable from broker-dealers and
    dealer banks (Note 4)                       2,474        2,473       14,218
  Inventories (Note 3)                        316,587      273,158      264,272
  Prepaid income taxes                        107,079      106,464       71,579
  Prepaid and other current assets             82,654       84,592       65,063
                                           ----------   ----------   ----------
      Total current assets                  1,613,924    1,349,583    1,390,947
                                           ----------   ----------   ----------

Prepublication costs (net of accumulated
  amortization) (Note 3)                      316,774      353,064      300,854

Investments and other assets:
  Investment in Rock-McGraw, Inc. - at
    equity                                     70,878       66,899       65,514
  Prepaid pension expense                     108,848      104,515      102,931
  Other                                       173,213      150,373      153,040
                                           ----------   ----------   ----------
      Total investments and other assets      352,939      321,787      321,485
                                           ----------   ----------   ----------

Property and equipment - at cost              808,269      835,680      854,055
  Less - accumulated depreciation             547,988      524,187      535,069
                                           ----------   ----------   ----------
      Net property and equipment              260,281      311,493      318,986

Goodwill and other intangible assets - at
  cost (net of accumulated amortization)    1,268,578    1,306,312      945,727
                                           ----------   ----------   ----------
                                           $3,812,496   $3,642,239   $3,277,999
                                           ==========   ==========   ==========






                           The McGraw-Hill Companies, Inc.
                           -------------------------------
                              Consolidated Balance Sheet
                              --------------------------

                                            Sept. 30,     Dec. 31,    Sept. 30,
                                              1997         1996         1996
                                           ----------   ----------   ----------
                                                        (In thousands)

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Notes payable                            $  236,019   $   24,518   $  179,790
  Accounts payable                            249,262      241,736      192,270
  Payable to broker-dealers and dealer
    banks (Note 4)                              2,331        2,400       13,520
  Accrued liabilities                         243,402      232,024      186,166
  Income taxes currently payable              164,500      235,573      144,858
  Unearned revenue                            190,128      229,216      222,075
  Other current liabilities                   254,784      253,196      229,714
                                           ----------   ----------   ----------
      Total current liabilities             1,340,426    1,218,663    1,168,393
                                           ----------   ----------   ----------
Other liabilities:
  Long-term debt (Note 5)                     562,902      556,850      556,766
  Deferred income taxes                       137,990      150,319      138,959
  Accrued postretirement healthcare and
    other benefits                            197,562      198,709      199,441
  Other non-current liabilities               164,570      156,580      132,601
                                           ----------   ----------   ----------
      Total other liabilities               1,063,024    1,062,458    1,027,767
                                           ----------   ----------   ----------
      Total liabilities                     2,403,450    2,281,121    2,196,160
                                           ----------   ----------   ----------
Shareholders' equity (Note 6):
  Capital stock                               102,933      102,933      102,933
  Additional paid-in capital                   43,399       37,473       37,635
  Retained income                           1,511,316    1,394,884    1,119,732
  Foreign currency translation adjustments    (69,919)     (57,302)     (56,419)
                                           ----------   ----------   ----------
                                            1,587,729    1,477,988    1,203,881

  Less - common stock in treasury-at cost     164,601      107,410      110,551
         unearned compensation on
           restricted stock                    14,082        9,460       11,491
                                           ----------   ----------   ----------
      Total shareholders' equity            1,409,046    1,361,118    1,081,839
                                           ----------   ----------   ----------
                                           $3,812,496   $3,642,239   $3,277,999
                                           ==========   ==========   ==========




                            The McGraw-Hill Companies, Inc.
                            -------------------------------
                         Consolidated Statement of Cash Flows
                         ------------------------------------
                   For The Nine Months Ended September 30, 1997 And 1996
                   -----------------------------------------------------

                                                            1997         1996
                                                          ---------    ---------
                                                              (In thousands)

Cash flows from operating activities
Net income                                                $ 223,641    $ 187,866
Adjustments to reconcile net income to
    cash provided by operating activities:
  Depreciation                                               53,068       52,719
  Amortization of goodwill and intangibles                   37,429       27,336
  Amortization of prepublication costs                      136,266       98,919
  Provision for losses on accounts receivable                64,296       50,047
  Provision for Facility Reserve                             33,152            -
  Gain on the Disposition of Datapro                        (20,404)           -
  Other                                                       4,949          458
Changes in assets and liabilities net of effect of
    acquisitions and dispositions:
  Increase in accounts receivable                          (286,385)    (162,553)
  Increase in inventories                                   (46,081)     (22,259)
  Decrease/(Increase) in prepaid and other current assets       769       (7,562)
  Increase/(Decrease) in accounts payable and
       accrued expenses                                      21,421      (25,963)
  Decrease in unearned revenue                              (24,515)     (19,017)
  Decrease in other current liabilities                        (461)     (24,038)
  (Decrease)/increase in interest and income taxes
       currently payable                                    (76,547)      70,056
  Decrease in prepaid/deferred income taxes                    (643)      (1,174)
  Net change in other assets and liabilities                (16,771)         189
---------------------------------------------------       ---------    ---------
Cash provided by operating activities                       103,184      225,024
---------------------------------------------------       ---------    ---------
Investing activities
  Investment in prepublication costs                       (122,376)    (126,919)
  Purchases of property and equipment                       (46,172)     (36,895)
  Proceeds from exchange of Shepard's/McGraw-Hill
       for the Times Mirror Higher Education Group            6,730            -
  Acquisition of businesses                                 (24,834)     (31,809)
  Disposition of property, equipment and businesses          57,579        6,657
  Other                                                           -        1,189
---------------------------------------------------       ---------    ---------
Cash used for investing activities                         (129,073)    (187,777)
---------------------------------------------------       ---------    ---------
Financing activities
  Additions to short-term debt - net                        212,630      108,671
  Dividends paid to shareholders                           (107,209)     (98,629)
  Exercise of stock options                                  18,291       16,316
  Repurchase of treasury shares                             (79,899)     (63,313)
  Other                                                      (2,171)        (659)
---------------------------------------------------       ---------    ---------
Cash provided by/(used for) financing activities             41,642      (37,614)
---------------------------------------------------       ---------    ---------
Net change in cash and equivalents                           15,753         (367)
Cash and equivalents at beginning of period                   3,430       10,250
---------------------------------------------------       ---------    ---------
Cash and equivalents at end of period                     $  19,183    $   9,883
                                                          =========    =========

                         The McGraw-Hill Companies, Inc.
                         -------------------------------
                          Notes to Financial Statements
                          -----------------------------

 1. The financial information in this report has not been audited, but in the opinion of management all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly such information have been included. The operating results for the three and nine month periods ended September 30, 1997 and 1996 are not necessarily indicative of results to be expected for the full year due to the seasonal nature of some of the company's businesses. The financial statements included herein should be read in conjunction with the financial statements and notes included in the company's Annual Report on Form 10-K for the year ended December 31, 1996.

     Certain prior year amounts have been reclassified for comparability purposes.

 2.  Operating profit by segment is total operating revenue less expenses which are deemed to be related to the unit's operating revenue.  A summary of operating results by segment for the three months and nine months ended
     September 30, 1997 and 1996 follows:
                                           1997                   1996
                                  ---------------------   ---------------------
                                              Operating               Operating
                                    Revenue    Profit      Revenue     Profit
                                  ----------  ---------   ---------   ---------
                                                   (In thousands)
  Three Months
  ------------

  Educational and Professional
    Publishing                    $  681,214   $178,276    $523,575    $140,822
  Financial Services                 243,944     49,660     209,867      63,624
  Information and Media Services     218,582     37,336     215,567      18,088
  ------------------------------  ----------   --------    --------    --------
  Total operating segments         1,143,740    265,272     949,009     222,534
  General corporate expense                -    (24,000)          -     (16,686)
  Interest expense - net                   -    (15,299)          -     (13,075)
  ------------------------------  ----------   --------    --------    --------
  Total company                   $1,143,740   $225,973*   $949,009    $192,773*
                                  ==========   ========    ========    ========

  *Income before taxes on income.



                              The McGraw-Hill Companies, Inc.
                              -------------------------------
                               Notes to Financial Statements
                               -----------------------------

                                        1997                   1996
                                 --------------------   ---------------------
                                            Operating               Operating
                                  Revenue     Profit      Revenue     Profit
                                 ---------- ---------   ----------  ---------
                                                  (In thousands)
  Nine Months
  -----------

  Educational and Professional
    Publishing                   $1,235,349  $169,929   $  967,059   $135,844
  Financial Services                713,272   194,186      630,062    193,404
  Information and Media Services    684,706    89,508      646,673     67,077
  -----------------------------  ----------  --------   ----------   --------
  Total operating segments        2,633,327   453,623    2,243,794    396,325
  General corporate expense               -   (53,163)           -    (43,147)
  Interest expense - net                  -   (40,917)           -    (36,906)
  -----------------------------  ----------  --------   ----------   --------
  Total company                  $2,633,327  $359,543*  $2,243,794   $316,272*
                                 ==========  ========   ==========   ========

  *Income before taxes on income.

 3.  The allowance for doubtful accounts and sales returns, the components of inventory and the accumulated amortization of prepublication costs were as follows:
                                         Sept. 30,     Dec. 31,    Sept. 30,
                                           1997         1996         1996
                                         ---------    ---------    ---------
                                                    (In thousands)
     Allowance for doubtful accounts     $ 100,197    $  85,965    $  80,654
                                         =========    =========    =========

     Allowance for sales returns         $  87,945    $  76,295    $  48,249
                                         =========    =========    =========

     Inventories:
        Finished goods                   $ 242,608    $ 219,295    $ 195,639
        Work-in-process                     43,012       19,887       38,706
        Paper and other materials           30,967       33,976       29,927
                                         ---------    ---------    ---------
     Total inventories                   $ 316,587    $ 273,158    $ 264,272
                                         =========    =========    =========

     Accumulated amortization of
        prepublication costs             $ 576,938    $ 486,960    $ 456,267
                                         =========    =========    =========

                         The McGraw-Hill Companies, Inc.
                         -------------------------------
                          Notes to Financial Statements
                          -----------------------------


4. A subsidiary of J.J. Kenny Co. acts as an undisclosed agent in the purchase and sale of municipal securities for broker-dealers and dealer banks and the company had $275 million of matched purchase and sale commitments at September 30, 1997. Only those transactions not closed at the settlement date are reflected in the balance sheet as receivables and payables.

5.   A summary of long-term debt follows:
                                             Sept. 30,     Dec. 31,    Sept. 30,
                                               1997         1996         1996
                                             ---------    ---------    ---------
                                                        (In thousands)
     9.43% senior notes due 2000             $ 250,000    $ 250,000    $ 250,000
     Commercial paper supported by
       bank revolving credit agreement         300,000      300,000      300,000
     Other                                      12,902        6,850        6,766
                                             ---------    ---------    ---------
     Total long-term debt                    $ 562,902    $ 556,850    $ 556,766
                                             =========    =========    =========


 6.  Common shares approved for issuance for conversions and stock based awards were as follows:
                                              Sept. 30,     Dec. 31,   Sept. 30,
                                                1997         1996        1996
                                             ----------    ---------   ---------
     $1.20 convertible preference stock
       at the rate of 6.6 shares for each
       share of preference stock                  9,134        9,161       9,260
     Stock based awards                      10,591,967    6,350,994   6,479,841
                                             ----------    ---------   ---------
                                             10,601,101    6,360,155   6,489,101
                                             ==========    =========   =========

 7.  Cash dividends per share declared during the periods were as follows:

                                   Three Months            Nine Months
                                   ------------            -----------
                                   1997    1996             1997  1996
                                   ----    ----            -----  ----

      Common stock                 $.36    $.33            $1.08  $.99
      Preference stock              .30     .30              .90   .90


                         The McGraw-Hill Companies, Inc.
                         -------------------------------
                          Notes to Financial Statements
                          -----------------------------


 8. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share.
     Under the new standard, which must be adopted on December 31, 1997, the company will be required to change the method used to compute earnings per share and to restate prior periods presented. A dual presentation of basic and diluted earnings per share will be required. The basic earnings per share calculation, which will replace primary earnings per share, will exclude the dilutive impact of stock options and other common share equivalents. The dilutive earnings per share calculation, which will replace fully diluted earnings per share, will include common share equivalents. The adoption of SFAS No. 128 is not expected to have a significant impact on earnings per share for the nine months ended September 30, 1997 and 1996.

                Management's Discussion and Analysis of Operating
                -------------------------------------------------

                         Results and Financial Condition
                         -------------------------------

Operating Results - Comparing Periods Ended September 30, 1997 and 1996
-----------------------------------------------------------------------


Three Months
------------

Consolidated Review
-------------------

Operating revenue for the quarter grew $194.7 million, or 20.5%, over the 1996 quarter to $1.14 billion. The revenue increase reflects excellent sales in elementary-high school (el-hi) publishing, continued strong new issuance volume in the U.S. bond market and global expansion at Standard & Poor's Rating's Services, and the acquisition of the former Times Mirror Higher Education Group.

Net income for the quarter increased $29 million, or 25.3%, to $143.5 million. Earnings per share were $1.44 compared to $1.15 last year. The seasonality of the company's earnings increased over the prior year due to the October 1996 exchange of the Shepard's/McGraw-Hill legal publishing business for the Times Mirror Higher Education Group. The exchange transaction contributed 9 cents to earnings in the quarter, compared to 9 cents dilution in the first half of the year, reflecting the seasonality of the higher education business as compared to Shepard's and cost reductions from integration activities.

In July 1997 the company divested its McGraw-Hill London House and McGraw-Hill School Systems businesses for proceeds of $29 million in cash; the proceeds approximated the book values of the properties. Also in July, the company divested its Datapro Information Services business for proceeds of $25 million in cash; the quarter results reflect a pre-tax gain of $20.4 million ($20.2 million after tax, or 20 cents per share) on the divestiture. The pre-tax gain is recorded as other income on the consolidated statement of income and is reflected in the operating profit of the Information and Media Services segment.

1997 expenses include a one-time, non-cash provision of $33.2 million ($19.9 million after tax, or 20 cents per share) for the consolidation of office space in New York City. The company is consolidating its locations in New York City and will lease approximately 1.3 million square feet of office space for 20 years. The one-time provision is primarily for a writedown of a building which the company will sell as part of the office consolidation and the writedown of leasehold improvements for the early surrender of office space to be vacated in the company's headquarters building. The company has taken these actions to consolidate its offices into fewer and more efficient locations and to align its future space requirements with the growth plans of its businesses. The operating profit of each segment and corporate expenses reflect the amount of the provision associated with each segment.

Total expenses in 1997, excluding the provision for the consolidation of office space, increased $144.3 million, or 19.3%, reflecting volume-related costs due to the revenue growth, operating costs of the acquired higher education business and expenses associated with new products and initiatives.

Net interest expense increased $2.2 million, or 17%, due primarily to higher commercial paper borrowing levels. Average commercial paper interest rates increased from 5.5% in 1996 to 5.6% in 1997.

The provision for taxes as a percent of income before taxes, excluding the gain on the sale of Datapro, was 40.0% in 1997 compared to 40.6% in 1996. The reduction in the effective tax rate reflects lower state taxes resulting primarily from the acquisition of the Times Mirror Higher Education Group. Including the gain on the sale of Datapro, the effective tax rate was 36.5% due to lower taxes on the gain.

Segment Review
--------------

Educational and Professional Publishing revenues increased $157.6 million, or 30.1%, to $681.2 million. The revenue increase is due to strong elementary school publishing sales including a market leading 35% share in the 1997 California reading adoption. The company had two successful product offerings in the California adoption, the McGraw-Hill School Division's basal program, Spotlight on Literacy, and the SRA/McGraw-Hill reading series, Collections for Young Scholars. These programs also performed well in other adoption states and open territories. Also, completing a strong start in the second quarter, the School Division finished with a 60% share in the Texas social studies adoption. Secondary school publishing sales improved due to open territory sales. 1997 revenues include $95 million from the former Times Mirror Higher Education properties compared to $22 million contributed by Shepard's last year. International publishing revenues increased due to sales of the Times Mirror products, the new edition of Harrison's Principles of Internal Medicine and improved economic conditions in Canada. Domestic professional publishing revenues improved due to strong computer titles while revenues declined at the Continuing Education Center. Segment operating profit of $178.3 million includes a $8.6 million provision for the consolidation of office space. Excluding the provision, operating profit improved 32.7% reflecting the strong el-hi performance, improved operating results in international markets and increased profits in the expanded higher education business, partially offset by a decline at the Continuing Education Center.

Financial Services' revenue increased $34.1 million, or 16.2%, to $243.9 million. Segment operating profit of $49.7 million reflects a $20.4 million provision for the consolidation of office space. Excluding the provision, operating profit improved 10.2%. Standard & Poor's Ratings Services' revenues and profits improved due to increased new issuance volume in the U.S. bond market, particularly the high yield sector. New ratings products and continued global expansion also significantly contributed to the strong performance. Standard & Poor's Financial Information Services' revenue improved due to growth in the retail, institutional and global sectors while revenues were flat in municipal securities services reflecting a continued weak market. Operating profit declined due to investments in new products to be launched later this year and the weak municipal securities services market.

Information and Media Services' revenue increased $3.0 million, or 1.4%, to $218.6 million. Excluding the impact of the Datapro divestiture, revenues increased 4.6%. Segment operating profit of $37.3 million includes the $20.4 million gain on the sale of Datapro Information Services and a $1.5 million provision for the consolidation of office space. Excluding these items, operating profit improved 1.9%. Business Week revenues increased modestly despite flat advertising pages as revenue per page improved; profits declined due to higher marketing and circulation expenses. Revenues and profits declined at the Information Technology and Communications Group due to reduced advertising pages. The operating performance of the healthcare, aviation and science and technology publications improved modestly from the prior year. Revenue and profits improved in the Construction Information Group due to growth in electronic products and increased advertising in Architectural Record and ENR magazines. Broadcasting revenue improved while profits grew at a greater rate due to cost reductions.

Nine Months
-----------

Consolidated Review
-------------------

For the first nine months of the year, operating revenue of $2.6 billion increased $389.5 million, or 17.4%, over 1996. The revenue increase reflects excellent sales in elementary-high school (el-hi) publishing, continued strong new issuance volume in the U.S. bond market and global expansion at Standard & Poor's Rating's Services, the acquisition of the former Times Mirror Higher Education Group and larger advertising revenues at Business Week and other magazines. 1997 expenses include a one-time, non-cash provision of $33.2 million ($19.9 million after tax, or 20 cents per share) for the consolidation of office space in New York City. Total expenses in 1997, excluding the provision for the consolidation of office space, increased $326.0 million, or 17.1%, reflecting volume-related costs due to the revenue growth, operating costs of the acquired higher education business and expenses associated with new products and initiatives. Also reflected in the results is a pre-tax gain of $20.4 million ($20.2 million after tax, or 20 cents per share) on the sale of Datapro Information Services. Net income increased $35.8 million, or 19.0%, reflecting the revenue increases. Earnings per share were $2.24 compared to $1.88 last year. The year to date results reflect no dilution in earnings from last year's exchange of Shepard's/McGraw-Hill for the Times Mirror Higher Education Group.

Net interest expense increased $4.0 million, or 10.9%, due primarily to higher commercial paper borrowing levels. Average commercial paper borrowing rates increased from 5.4% in 1996 to 5.6% in 1997.

The provision for taxes as a percent of income before taxes, excluding the gain on the sale of Datapro, was 40.0% in 1997 compared to 40.6% in 1996. This reduction in the effective tax rate reflects lower state taxes resulting primarily from the acquisition of the Times Mirror Higher Education Group. Including the gain on the sale of Datapro, the effective tax rate was 37.8% due to lower taxes on the gain.

Segment Review
--------------

Educational and Professional Publishing revenue increased $268.3 million, or 27.7%, to $1.235 billion. The revenue increase is due to strong elementary school publishing sales including a market leading 35% share in the 1997 California reading adoption. The company had two successful product offerings in the California adoption that also performed well in other adoption states and open territories. The company also captured a 60% share in the Texas social studies adoption. Secondary school publishing sales improved due to open territory sales. 1997 revenues include $159 million from the former Times Mirror Higher Education properties compared to $54 million contributed by Shepard's last year. International publishing revenues increased due to sales of the Times Mirror products and improved economic conditions in Canada. Revenues declined at the Continuing Education Center. Segment operating profit of $169.9 million includes a $8.6 million provision for the consolidation of office space. Excluding the provision, operating profit improved 31.4% reflecting the strong el-hi performance, improved operating results in international markets and increased profits in the expanded higher education business, partially offset by a decline at the Continuing Education Center.

Financial Services' revenue increased $83.2 million, or 13.2%, to $713.3 million. Segment operating profit of $194.2 million includes a $20.4 million provision for the consolidation of office space. Excluding the provision, operating profit improved 11.0%. Standard & Poor's Ratings Services' revenues and profits improved due to increased new issuance volume in the U.S. bond market, particularly the high yield sector. New ratings products and continued global expansion also significantly contributed to the strong performance. Standard & Poor's Financial Information Services' revenue improved due to growth in the retail, institutional and global sectors offsetting a decline in municipal securities services reflecting a continued weak market. Operating profit declined due to investments in new products to be launched later this year and reduced profits at municipal securities services.

Information and Media Services' revenue increased $38.0 million, or 5.9%, to $684.7 million. Segment operating profit of $89.5 million includes the $20.4 million gain on the sale of Datapro and a $1.5 million provision for the consolidation of office space. Excluding these items, operating profit improved 5.2%. Business Week revenues and profits increased due to advertising page growth and increased revenue per page. Revenues and profits declined at the Information Technology and Communications Group due to reduced advertising pages. The operating performance of the healthcare, aviation and science and technology publications improved due to increased advertising pages and the acquisition of several healthcare publications late last year. Revenue and profits improved in the Construction Information Group due to growth in electronic products and increased advertising in Architectural Record and ENR magazines. Broadcasting revenue improved modestly while profits grew at a greater rate due to cost reductions.

Financial Condition
-------------------

The company continues to maintain a strong financial position. Cash generated by operating activities in the first nine months of 1997 totaled $103 million, which is net of $150 million in tax payments on last year's gain on the exchange of Shepard's/McGraw-Hill for the Times Mirror Higher Education Group, compared to $225 million for the same period last year. Total debt increased $218 million from year-end reflecting the tax payments, expenditures for the integration of the higher education businesses, seasonal spending for inventory and marketing costs for school publishing adoptions, prepublication spending for publishing programs and the repurchase of common shares, partially offset by the net proceeds from the disposition of businesses. The company's strong presence in school and higher education publishing significantly impacts the seasonality of its earnings and borrowing patterns over the year with the company borrowing during the first half of the fiscal year and generating cash in the second half of the year, primarily in the fourth quarter.

Commercial paper borrowings at September 30, 1997 totaled $529 million, an increase of $207 million from December 31, 1996. Commercial paper debt is supported by a $800 million revolving credit agreement with a group of banks terminating in February 2002, and $300 million has been classified as long-term. There are no amounts outstanding under this agreement.

Under a shelf registration which became effective with the Securities and Exchange Commission in mid-1990, the company can issue an additional $250 million of debt securities. The new debt could be used to replace a portion of the commercial paper borrowings with longer-term securities, when and if interest rates are attractive and markets are favorable.

In January 1996, the company's Board of Directors approved a stock repurchase program authorizing the purchase of up to four million shares of the company's common stock. In 1997, the company has repurchased 1.3 million shares at a cost of $80 million. In fiscal 1996, 1.4 million shares were repurchased under the program at a cost of $63 million. The repurchased shares will be used for general corporate purposes, including the issuance of shares for the exercise of employee stock options.

Accounts receivable before reserves of $1.274 billion increased $232 million from the end of 1996 due primarily to the seasonal nature of the company's book publishing businesses, reflecting an increase in school publishing receivables from third quarter sales. Inventories increased $43 million to $317 million from the end of 1996 due primarily to inventory purchases for school publishing adoptions and the seasonal buildup for the annual Sweet's files.

Net prepublication costs decreased $36 million from the end of 1996 to $317 million as amortization expense in this significant adoption year exceeded spending; prepublication costs also declined due to the divestiture of McGraw-Hill London House and McGraw-Hill School Systems. Prepublication cost spending in the first nine months of 1997 totaled $122 million compared to $127 million in 1996. The level of spending is expected to increase over the remainder of the year.

Purchases of property and equipment of $46 million were $9 million higher than the comparable period last year; the purchases were primarily for computer equipment and the integration of the Times Mirror Higher Education properties.

The company's consolidation of office space in New York City will entail capital expenditures for the build-out of the new space of up to $150 million, primarily in 1998 and 1999, which are expected to be financed by operating cash flow and commercial paper borrowings under existing facilities.

The company has reviewed its technology environment to assess Year 2000 risks, develop plans and timetables to convert or replace systems to achieve Year 2000 compatibility and to estimate related costs. The company currently estimates that the costs for conversion will approximate $15 million. Certain systems that are not Year 2000 compliant may be replaced as part of the company's ongoing system development projects.

On November 12, the company acquired the outstanding shares of Micropal Group Limited, the leading provider of mutual funds data and information, for $48 million in cash and notes.

"Safe Harbor Statement under the Private Securities Litigation Reform Act of
----------------------------------------------------------------------------
1995"
-----

This section, as well as other portions of this document, include certain forward-looking statements about the company's business, new products, sales, expenses, cash flows, and operating and capital requirements. Such forward-looking statements include, but are not limited to: the timing of integration actions related to the Times Mirror Higher Education Group; the strength of profit levels at Standard & Poor's Rating's Services; the level of prepublication cost spending in 1997; shares to be reacquired under the share repurchase plan; and the level of the future cash flow and debt levels.

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

                                     PART II

                                Other Information

Item 1.    Legal Proceedings
           -----------------

On September 5, 1997, a Complaint was filed in New York State Supreme Court in an action captioned Julian H. Robertson, Jr. v. The McGraw-
                             ------------------------    -----------
Hill Companies, Inc., et al.(Index No. 105357/97); an Amended
----------------------------
Complaint was filed on September 11, 1997. The Amended Complaint alleges that an article about Mr. Robertson entitled "The Fall of the Wizard of Wall Street" published in the April 1, 1996 issue of Business Week was false and defamatory. The Amended Complaint seeks
-------------
compensatory damages in the amount of $500 million and punitive damages in the amount of $500 million. The Company believes that the allegations in the Amended Complaint lack merit and intends to vigorously contest the lawsuit. As a threshold matter, on October 28, 1997 the Company filed a motion for summary judgment seeking dismissal of the Amended Complaint on statute of limitations grounds.



Item 2.    Exhibits                                                  Page Number
           --------                                                  -----------

    (12)   Computation of Ratio of Earnings to Fixed Charges.           19

    (27)   Financial Data Schedule.                                     20

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







Date:   11/13/97                    By       Robert J. Bahash
     ------------------               -------------------------------
                                             Robert J. Bahash
                                         Executive Vice President
                                         and Chief Financial Officer







Date:   11/11/97                    By     Thomas J. Kilkenny
     ------------------               -------------------------------
                                           Thomas J. Kilkenny
                                      Vice President and Controller







Date:   11/11/97                    By      Kenneth M. Vittor
     ------------------               -------------------------------
                                            Kenneth M. Vittor
                                          Senior Vice President
                                          and General Counsel



                                                              Exhibit (12)
                         The McGraw-Hill Companies, Inc.
                         -------------------------------
                Computation of Ratio of Earnings to Fixed Charges
                -------------------------------------------------
                           Periods Ended September 30, 1997
                           --------------------------------




                                                  Nine       Twelve
                                                 Months      Months
                                                ---------   ---------
                                                   (In thousands)
Earnings
    Earnings from continuing operations
      before income tax expense (Note)......    $ 355,564   $ 852,714
    Fixed charges...........................       64,023      82,529
                                                ---------   ---------
       Total Earnings.......................    $ 419,587   $ 935,243
                                                =========   =========
Fixed Charges (Note)
    Interest expense........................    $  43,713   $  55,691
    Portion of rental payments deemed to be
      interest..............................       20,310      26,838
                                                ---------   ---------
       Total Fixed Charges..................    $  64,023   $  82,529
                                                =========   =========

Ratio of Earnings to Fixed Charges                   6.6x       11.3x







(Note) For purposes of computing the ratio of earnings to fixed charges, "earnings from continuing operations before income taxes" excludes undistributed equity in income of less than 50%-owned companies. "Fixed charges" consist of (1) interest on debt, and (2) the portion of the company's rental expense deemed representative of the interest factor in rental expense.

       Earnings from continuing operations before income taxes for the nine and twelve month periods ended September 30, 1997 includes a $33.2 million provision for real estate write-downs and a $20.4 million gain on the sale of Datapro Information Services. The twelve month period ended September 30, 1997 also includes a $418.7 million gain on the exchange of Shepard's/McGraw-Hill for the Times Mirror Higher Education Group and a one-time integration charge of $25.0 million.




                                      -19-