Form 10-K
period 1997-12-31
MCGRAW-HILL COMPANIES INC
filed 1998-03-26
CIK 64040

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K


(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

      For the fiscal year ended December 31, 1997

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

      For the transition period from ____________ to _____________ Commission File Number 1-1023

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

                                      None
                                ----------------
                                (Title of class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      The aggregate market value of voting stock held by nonaffiliates of the registrant as of February 28, 1998, was $7,462,074,689.

      The number of shares of common stock of the registrant outstanding as of February 28, 1998 was 99,366,761 shares.

      Part I, Part II and Part IV incorporate information by reference from the Annual Report to Shareholders for the year ended December 31, 1997. Part III incorporates information by reference from the definitive proxy statement mailed to shareholders March 24, 1998 for the annual meeting of shareholders to be held on April 29, 1998.

                                TABLE OF CONTENTS
                                     PART I

Item                                                                        Page
----                                                                        ----
  1.  Business.........................................................      1

  2.  Properties.......................................................    2 - 4

  3.  Legal proceedings................................................      5

  4.  Submission of matters to a vote of security holders .............      6

      Executive officers of the registrant.............................      7

                                     PART II

  5.  Market for the registrant's common stock and related
             stockholder matters.......................................      8

  6.  Selected financial data..........................................      8

  7.  Management's discussion and analysis of financial
             condition and results of operations.......................      8

 7A.  Market Risk......................................................      8

  8.  Consolidated financial statements and supplementary
             data......................................................      8

  9.  Changes in and disagreements with accountants on accounting
             and financial disclosure..................................      8

                                    PART III

 10.  Directors and executive officers of the registrant...............      9

 11.  Executive compensation...........................................      9

 12.  Security ownership of certain beneficial owners
             and management............................................      9

 13.  Certain relationships and related transactions...................      9

                                     PART IV

 14.  Exhibits, financial statement schedules, and
             reports on Form 8-K.......................................  10 - 13

      Signatures ......................................................  14 - 16

             Exhibits..................................................  17 - 44

      Consent of Independent Auditors - Ernst & Young LLP..............     45

      Financial Data Schedule..........................................  46 - 49

      Supplementary schedule...........................................     50

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

The Registrant's 15,690 employees are located worldwide. They perform the vital functions of analyzing the nature of changing demands for information and of channeling the resources necessary to fill those demands. By virtue of the numerous copyrights and licensing, trade, and other agreements, which are essential to such a business, the Registrant is able to collect, compile, and disseminate this information. All book manufacturing and magazine printing is handled through a number of independent contractors. The Registrant's principal raw material is paper, and the Registrant has assured sources of supply, at competitive prices, adequate for its business needs.

Descriptions of the company's principal products, broad services and markets, and significant achievements are hereby incorporated by reference from Exhibit
(13), pages 7 to 20 and pages 22 to 23 (textual material) of the Registrant's 1997 Annual Report to Shareholders.

Information as to Industry Segments

The relative contribution of the industry segments of the Registrant and its subsidiaries to operating revenue and operating profit and geographic information for the three years ended December 31, 1997 and the identifiable assets of each segment at the end of each year, are included in Exhibit (13), on page 40 in the Registrant's 1997 Annual Report to Shareholders and is hereby incorporated by reference.

Item 2.     Properties

The Registrant leases office facilities at 383 locations: 300 are in the United States. In addition, the Registrant owns real property at 24 locations: 20 are in the United States. The principal facilities of the Registrant are as follows:

                        Owned         Square
                          or           Feet
Domestic                Leased      (thousands)       Business Unit
--------                ------      -----------       -------------
New York, NY            leased         1,428          See Explanation Below

New York, NY            leased           946          Financial Services
                                                      See Explanation Below

New York, NY            leased           447          Various Operating Units
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

Indianapolis, IN        leased            79          CTB

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

Peterborough, NH        owned             51          Byte

Chicago, IL             leased            68          Various Operating Units
                                                      and Non-McGraw-Hill
                                                      Subtenants

Washington, DC          leased            73          Various Operating Units

Kent, WA                leased                        Tower Group International
  Warehouse/Dist. Ctr.                    79
  Office                                   6

                        Owned         Square
                          or           Feet
Domestic (Cont.)        Leased      (thousands)       Business Unit
--------                ------      -----------       -------------
Redondo Beach, CA       leased            50          Tower Group International

Mather, CA              leased            56          CTB

Burr Ridge, IL          leased           115          Various Publishing Units
                                                      See Explanation Below

Dubuque, IA             owned                         Higher Education
  Office                                 107
  Warehouse                              279

Monterey, CA            owned            215          CTB

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

Maidenhead, England     leased            85          McGraw-Hill International
                                                      (U.K.) Ltd.

The Registrant's major lease covers space in its headquarters building in New York City. The building is owned by Rock-McGraw, Inc., a corporation in which the Registrant and Rockefeller Group, Inc. are the sole shareholders. The Registrant occupies approximately 830,000 square feet of the rentable space under a 30-year lease expiring June 30, 2002 and subleases for its own account approximately 598,000 square feet of space. The company has entered into a supplemental agreement with Rock-McGraw, Inc. to surrender a portion of its occupied space starting in 1998.

The largest complex owned by the Registrant is located in Hightstown, NJ which houses the offices for accounting operations, data processing services, other service departments and a warehouse. The warehouse in Hightstown, NJ is leased to a tenant.

The Registrant leases approximately 75 percent of a building in Burr Ridge, IL. The building is owned by Burr Ridge Parkway Limited Partnership, in which the Registrant has a 50 percent ownership interest. The leased space is occupied by the higher education business that was acquired by the Registrant in October, 1996 from Times Mirror. During January 1998, the Registrant exercised its option to sell its interest in the limited partnership to Times Mirror for $10.5 million.

At the end of 1997, the Registrant signed 2 new leases in the New York City area. The lease for the building at 55 Water Street for 946,048 square feet of space and expiring in March 2020 will house Standard & Poor's Financial Information Services and Standard & Poor's Ratings Services divisions. The lease at 2 Penn Plaza for 447,400 square feet also expires March 2020 and will house various Educational & Professional Publishing Group and Information & Media Services Group operations.

Item 3.     Legal Proceedings

            County of Orange v. McGraw-Hill Companies, Inc.

            In previous filings, Registrant reported that a Complaint was filed on June 11, 1996, in the United States Bankruptcy Court, Central District of California, in an action captioned County of Orange v. McGraw-Hill Companies, Inc., d/b/a Standard & Poor's (Case No. SA 94-22272-JR; Adversary No. SA 96-01624-JR). The Complaint alleged that Standard & Poor's breached its contracts with Orange County, was professionally negligent and aided and abetted the County's officers in breaching their fiduciary duty by, inter alia, assigning unduly high ratings to debt instruments issued by the County and by failing to advise the County's Board of Supervisors of the illegal acts being committed by the County's officers. On October 17, 1996, the United States District Court, Central District of California, granted Registrant's motion to withdraw the Bankruptcy Court reference. The action was transferred to the United States District Court for the Central District of California (Case No. SA CV 96-765-GLT) upon the filing on December 4, 1996 of the Bankruptcy Court's ruling on Registrant's motion to dismiss the Complaint. In that ruling, the Bankruptcy Court granted Registrant's motion to dismiss the County's aiding and abetting claim, but denied it as to the breach of contract and professional negligence claims. Registrant appealed this decision to the District Court which, on March 18, 1997, dismissed the County's professional negligence claim, with leave to amend. On April 9, 1997, the County filed an Amended Complaint for breach of contract and professional malpractice. On April 28, 1997, the Registrant filed a motion to dismiss the professional malpractice claim, which was denied by the District Court on June 2, 1997. Discovery has commenced. The Registrant continues to believe that the allegations of the Complaint lack merit and intends to vigorously contest the action.

            Julian H. Robertson, Jr. v. The McGraw-Hill Companies, Inc.

            On September 5, 1997, a Complaint was filed in New York State Supreme Court in an action captioned Julian H. Robertson, Jr. v. The McGraw-Hill Companies, Inc., et al. (Index No. 105357/97); an Amended Complaint was filed on September 11, 1997. The Amended Complaint alleged that an article about Mr. Robertson entitled "The Fall of the Wizard of Wall Street" published in the April 1, 1996 issue of Business Week was false and defamatory. The Amended Complaint sought compensatory damages in the amount of $500 million and punitive damages in the amount of $500 million. On October 28, 1997, the Registrant filed a motion for summary judgment seeking dismissal of the Amended Complaint on statute of limitations grounds. On December 17, 1997, the parties announced in a joint statement that the Robertson litigation had been dismissed with prejudice pursuant to a settlement agreement. No money or other financial consideration was involved in the settlement.

Item 4.     Submission of Matters to a Vote of Security Holders

            No matters were submitted to a vote of Registrant's security holders during the last quarter of the period covered by this Report.

                        Executive Officers of Registrant

   Name                    Age                 Position
   ----                    ---                 --------
Joseph L. Dionne           64         Chairman and Chief Executive Officer

Harold McGraw III          49         President and Chief Operating Officer

Robert J. Bahash           52         Executive Vice President and
                                          Chief Financial Officer

John D. Negroponte         58         Executive Vice President, Global Markets

Jeffrey Williams           46         Executive Vice President, Global
                                          Markets and Strategic Development

Scott L. Bennett           48         Senior Vice President, Secretary
                                          and Associate General Counsel

Frank J. Kaufman           53         Senior Vice President, Taxes

Barbara B. Maddock         47         Senior Vice President, Human Resources

Barbara A. Munder          52         Senior Vice President, Corporate Affairs

Frank D. Penglase          57         Senior Vice President, Treasury Operations

Kenneth M. Vittor          48         Senior Vice President and General Counsel

Thomas J. Kilkenny         39         Vice President and Controller

All of the above executive officers of the Registrant have been full-time employees of the Registrant for more than five years except for Barbara Maddock, John Negroponte, and Jeffrey Williams.

Ms. Maddock, prior to her becoming an officer of the Registrant on August 1, 1994, was Senior Vice President, Human Resources for Cigna Healthcare from July 1993 through July 1994. Previously, she was with Philip Morris Companies, Inc. where she held a number of Human Resources positions from 1980 through 1993.

Mr. Negroponte, prior to his becoming an officer of the Registrant on September 2, 1997, was with the United States Diplomatic Corps for 37 years where he held numerous senior positions, including ambassador to Mexico, the Philippines, and Honduras.

Mr. Williams resigned from the Registrant on January 2, 1998. Prior to his becoming an officer of the Registrant on September 25, 1996, Mr. Williams was with Morgan Stanley for 17 years where he held numerous senior management positions, most recently in the Investment Banking Department as Managing Director, Global Telecommunications and Media since 1991.

On January 28, 1998, the Registrant's Board of Directors announced that effective as of April 29, 1998 following the Annual Meeting of Shareholders, Harold McGraw III shall become the Chief Executive Officer of the Registrant, and Joseph L. Dionne, who shall retire as of July 1, 1998, shall continue as non-executive Chairman of the Board of Directors of the Registrant.

                                     PART II


Item 5.     Market for the Registrant's Common Stock and Related Stockholder
            Matters

The approximate number of holders of the Company's common stock as of February 28, 1998 was 5,286.

                                                   1997           1996
                                                   ----           ----
Dividends per share of common stock:
$.36 per quarter in 1997                           $1.44
$.33 per quarter in 1996                                          $1.32

Information concerning other matters is incorporated herein by reference from Exhibit (13), from page 48 of the 1997 Annual Report to Shareholders.

Item 6.     Selected Financial Data

Incorporated herein by reference from Exhibit (13), from the 1997 Annual Report to Shareholders, page 46 and page 47.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Incorporated herein by reference from Exhibit (13), from the 1997 Annual Report to Shareholders, pages 26 to 32.

Item 7A.    Market Risk

Incorporated herein by reference from Exhibit (13), from the 1997 Annual Report to Shareholders, page 32.

Item 8.     Consolidated Financial Statements and Supplementary Data

Incorporated herein by reference from Exhibit (13), from the 1997 Annual Report to Shareholders, pages 33 to 44 and page 48.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

                                    PART III


Item 10.    Directors and Executive Officers of the Registrant

Information concerning directors is incorporated herein by reference from the Registrant's definitive proxy statement dated March 24, 1998 for the annual meeting of shareholders to be held on April 29, 1998.

Item 11.    Executive Compensation

Incorporated herein by reference from the Registrant's definitive proxy statement dated March 24, 1998 for the annual meeting of shareholders to be held on April 29, 1998.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

Incorporated herein by reference from the Registrant's definitive proxy statement dated March 24, 1998 for the annual meeting of shareholders to be held April 29, 1998.

Item 13.    Certain Relationships and Related Transactions

Incorporated herein by reference from the Registrant's definitive proxy statement dated March 24, 1998 for the annual meeting of shareholders to be held April 29, 1998.

                                     PART IV


Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)   1.    Financial Statements.

      2.    Financial Statement Schedules.

                The McGraw-Hill Companies
              Index to Financial Statements
            And Financial Statement Schedules

                                                                Reference
                                                          ----------------------
                                                                  Annual Report
                                                          Form     to Share-
                                                          10-K    holders (page)
                                                          ----    --------------
Data incorporated by reference from
Annual Report to Shareholders:

      Report of Independent Auditors...................                45
      Consolidated balance sheet at
           December 31, 1997 and 1996..................               34-35
      Consolidated statement of income
           for each of the three years in
           the period ended December 31, 1997..........                33
      Consolidated statement of cash flows
           for each of the three years in the
           period ended December 31, 1997..............                36
      Consolidated statement of shareholders'
           equity for each of the three years in
           the period ended December 31, 1997..........                37
      Notes to consolidated financial
           statements..................................               38-44
      Quarterly financial information..................                48

      Consent of Independent Auditors..................    45

      Consolidated schedule for each of the three years in the period ended December 31, 1997:

      II - Reserves for doubtful accounts
              and sales returns........................    50

All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

The financial statements listed in the above index which are included in the Annual Report to Shareholders for the year ended December 31, 1997 are hereby incorporated by reference in Exhibit (13). With the exception of the pages listed in the above index, the 1997 Annual Report to Shareholders is not to be deemed filed as part of Item 14 (a)(1).

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

(10)* Restricted Performance Share Award dated January 2, 1997, incorporated by reference from Registrant's Form 10-K for the year ended December 31, 1996.

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

(10)* Registrant's 1987 Key Employee Stock Incentive Plan, incorporated by reference from Registrant's Form 10-K for the year ended December 31, 1993.

(10)* Registrant's 1993 Key Employee Stock Incentive Plan, incorporated by reference from Registrant's Proxy Statement dated March 25, 1997.

(10)* Registrant's 1996 Key Executive Short Term Incentive Compensation Plan, incorporated by reference from Registrant's Proxy Statement dated March 21, l996.

(10)* Registrant's Key Executive Short-Term Incentive Deferred Compensation Plan incorporated by reference from Registrant's Form 10-K for the year ended December 31, 1996.

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

(10)* Registrant's 1993 Stock Payment Plan for Directors, incorporated by reference from Registrant's Proxy Statement dated March 21, 1993.

(10)* Resolutions Terminating Registrant's 1993 Stock Payment Plan for Directors, as adopted on January 31, 1996, incorporated by reference from Registrant's Form 10-K for the year ended December 31, 1996.

(10)* Registrant's Director Retirement Plan, incorporated by reference from Registrant's Form SE filed March 29, 1990 in connection with Registrant's Form 10-K for the year ended December 31, 1989.

(10)* Resolutions Freezing Existing Benefits and Terminating Additional Benefits under Registrant's Directors Retirement Plan, as adopted on January 31, 1996, incorporated by reference from Registrant's Form 10-K for the year ended December 31, 1996.

(10)* Registrant's Director Deferred Compensation Plan, incorporated by reference from Registrant's Form 10-K for the year ended December 31, 1993.

(10)* Director Deferred Stock Ownership Plan, incorporated by reference from Registrant's Proxy Statement dated March 21, 1996.

(12)  Computation of ratio of earnings to fixed charges.

(13) Registrant's 1997 Annual Report to Shareholders. Such Report, except for those portions thereof which are expressly incorporated by reference in this Form 10-K, is furnished for the information of the Commission and is not deemed "filed" as part of this Form 10-K.

(21)  Subsidiaries of the Registrant.

(23)  Consent of Ernst & Young LLP, Independent Auditors.

(27)  Financial Data Schedule.

(b)   Reports on Form 8-K.

      No report on Form 8-K was filed by the Registrant in the last quarter covered by this Form 10-K.

--------------------
      * These exhibits relate to management contracts or compensatory plan arrangements.

                                   Signatures
                                   ----------


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

The McGraw-Hill Companies, Inc.
-------------------------------
         Registrant


By: /s/  Kenneth M. Vittor
       ------------------------------------------
       Kenneth M. Vittor
       Senior Vice President and General Counsel
       March 26, 1998


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 26, 1998 on behalf of Registrant by the following persons who signed in the capacities as set forth below under their respective names. Registrant's board of directors is comprised of fourteen members and the signatures set forth below of individual board members, constitute at least a majority of such board.

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


      /s/  Paul J. Rizzo
      --------------------------------------------
      Paul J. Rizzo
      Director


      /s/  James H. Ross
      --------------------------------------------
      James H. Ross
      Director


      /s/  Sidney Taurel
      --------------------------------------------
      Sidney Taurel
      Director


      /s/  Alva O. Way
      --------------------------------------------
      Alva O. Way
      Director

                                EXHIBIT INDEX


Exhibit                         Description
  No.
-------     -------------------------------------------------

(3)         Amendment to By-Laws of Registrant

(12)        Computation of Ratio of Earnings to Fixed Charges

(13)        Registrant's 1997 Annual Report to Shareholders
            (Selected Pages)

(21)        Subsidiaries of Registrant

(23)        Consent of Ernst & Young LLP Independent Auditors

(27)        Financial Data Schedule