Form 10-Q
period 1998-03-31
MCGRAW-HILL COMPANIES INC
filed 1998-05-13
CIK 64040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                 FORM 10-Q



[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 1998

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


                       YES [X]              NO[ ]

On April 30, 1998 there were approximately 99.5 million shares of common stock (par value $1.00 per share) outstanding.

                            The McGraw-Hill Companies, Inc.
                            -------------------------------
                                  TABLE OF CONTENTS
                                  -----------------

                                                                Page Number
                                                                -----------

PART I.  FINANCIAL INFORMATION
------------------------------

  Item 1.  Financial Statements
  -------
             Consolidated Statement of Income for
             the three months ended March 31, 1998 and 1997             3

             Consolidated Statement of Comprehensive Income for
             the three months ended March 31, 1998 and 1997             4

             Consolidated Balance Sheet at March 31, 1998,
             December 31, 1997 and March 31, 1997                      5-6

             Consolidated Statement of Cash Flows for the three
             months ended March 31, 1998 and 1997                       7

             Notes to Consolidated Financial Statements                8-11


  Item 2.  Management's Discussion and Analysis of Operating
  -------  Results and Financial Condition                            12-15



PART II.  OTHER INFORMATION
---------------------------

  Item 1.  Legal Proceedings                                          16
  -------

  Item 6.  Exhibits and Reports on Form 8-K                           16-19
  -------

                                      PART I

                                Financial Information

Item 1.  Financial Statements
         --------------------

                           The McGraw-Hill Companies, Inc.
                           -------------------------------
                          Consolidated Statement of Income
                          --------------------------------
                     Three Months Ended March 31, 1998 and 1997
                     ------------------------------------------
                                                            1998        1997
                                                         ----------  ----------
                                                         (In thousands, except
                                                          per-share data)
Operating revenue                                        $  703,420  $  652,935
Expenses:
  Operating                                                 358,575     325,596
  Selling and general                                       252,952     246,445
  Depreciation and amortization                              51,606      48,159
                                                         ----------  ----------
     Total expenses                                         663,133     620,200

Other income - net                                            4,829       3,626
                                                         ----------  ----------
Income from operations                                       45,116      36,361

Interest expense - net                                       12,102      11,384
                                                         ----------  ----------
Income before taxes on income                                33,014      24,977

Provision for taxes on income                                12,875       9,991
                                                         ----------  ----------
Net income                                               $   20,139  $   14,986
                                                         ==========  ==========

Earnings per common share:

  Basic                                                  $     0.20  $     0.15
                                                         ==========  ==========

  Diluted                                                $     0.20  $     0.15
                                                         ==========  ==========
Average number of common shares outstanding:

  Basic                                                      98,889      99,293
                                                         ==========  ==========

  Diluted                                                    99,791      99,897
                                                         ==========  ==========

                          The McGraw-Hill Companies, Inc.
                          -------------------------------
                   Consolidated Statement of Comprehensive Income
                   ----------------------------------------------
                     Three Months Ended March 31, 1998 and 1997
                     ------------------------------------------
                                                            1998        1997
                                                         ----------  ----------
                                                             (In thousands)

Net income                                               $   20,139  $   14,986

Other comprehensive income, net of tax:
  Foreign currency translation adjustments                   (1,687)     (8,738)
                                                         ----------  ----------
Total other comprehensive income                             (1,687)     (8,738)
                                                         ----------  ----------
Comprehensive income                                     $   18,452  $    6,248
                                                         ==========  ==========




                            The McGraw-Hill Companies, Inc.
                            -------------------------------
                              Consolidated Balance Sheet
                              --------------------------

                                            March 31,     Dec. 31,     March 31,
                                              1998         1997          1997
                                           ----------   ----------    ----------
                                                        (In thousands)
ASSETS

Current assets:
  Cash and equivalents                     $    1,721   $    4,768   $        4
  Accounts receivable (net of allowance
    for doubtful accounts and sales
    returns) (Note 3)                         806,313      972,449      739,750
  Receivable from broker-dealers and
    dealer banks (Note 4)                       9,115        9,483        5,463
  Inventories (Note 3)                        323,603      290,479      308,032
  Prepaid income taxes                         99,191       99,131      108,262
  Prepaid and other current assets             92,502       88,111      101,410
                                           ----------   ----------   ----------
      Total current assets                  1,332,445    1,464,421    1,262,921
                                           ----------   ----------   ----------

Prepublication costs (net of accumulated
  amortization) (Note 3)                      333,390      326,251      369,578

Investments and other assets:
  Investment in Rock-McGraw, Inc. - at
    equity                                     73,624       72,292       68,225
  Prepaid pension expense                     114,009      111,895      105,978
  Other                                       170,971      167,701      156,427
                                           ----------   ----------   ----------
      Total investments and other assets      358,604      351,888      330,630
                                           ----------   ----------   ----------

Property and equipment - at cost              847,002      838,214      833,709
  Less - accumulated depreciation             579,589      564,584      535,300
                                           ----------   ----------   ----------
      Net property and equipment              267,413      273,630      298,409

Goodwill and other intangible assets - at
  cost (net of accumulated amortization)    1,289,116    1,308,284    1,290,539
                                           ----------   ----------   ----------
                                           $3,580,968   $3,724,474   $3,552,077
                                           ==========   ==========   ==========


                           The McGraw-Hill Companies, Inc.
                           -------------------------------
                              Consolidated Balance Sheet
                              --------------------------

                                            March 31,     Dec. 31,    March 31,
                                              1998         1997         1997
                                           ----------   ----------   ----------
                                                        (In thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Notes payable                            $   75,458   $   77,395   $  232,826
  Accounts payable                            231,687      285,862      220,582
  Payable to broker-dealers and dealer
    banks (Note 4)                              8,988        9,331        5,295
  Accrued liabilities                         172,571      278,194      143,026
  Income taxes currently payable              108,272      100,685       90,806
  Unearned revenue                            240,227      219,698      225,899
  Other current liabilities                   244,293      235,077      235,252
                                           ----------   ----------   ----------
      Total current liabilities             1,081,496    1,206,242    1,153,686
                                           ----------   ----------   ----------
Other liabilities:
  Long-term debt (Note 5)                     606,901      607,030      557,223
  Deferred income taxes                       107,669      111,022      144,108
  Accrued postretirement healthcare and
    other benefits                            198,504      196,508      198,266
  Other non-current liabilities               157,836      169,021      156,429
                                           ----------   ----------   ----------
      Total other liabilities               1,070,910    1,083,581    1,056,026
                                           ----------   ----------   ----------
      Total liabilities                     2,152,406    2,289,823    2,209,712
                                           ----------   ----------   ----------
Shareholders' equity (Note 6):
  Capital stock                               102,933      102,933      102,933
  Additional paid-in capital                   42,888       35,469       43,743
  Retained income                           1,524,398    1,542,854    1,374,038
  Accumulated other comprehensive income      (75,934)     (74,247)     (66,040)
                                           ----------   ----------   ----------
                                            1,594,285    1,607,009    1,454,674

  Less - common stock in treasury-at cost     149,637      159,447       95,496
         unearned compensation on
           restricted stock                    16,086       12,911       16,813
                                           ----------   ----------   ----------
      Total shareholders' equity            1,428,562    1,434,651    1,342,365
                                           ----------   ----------   ----------
                                           $3,580,968   $3,724,474   $3,552,077
                                           ==========   ==========   ==========



                            The McGraw-Hill Companies, Inc.
                            -------------------------------
                         Consolidated Statement of Cash Flows
                         ------------------------------------
                   For The Three Months Ended March 31, 1998 And 1997
                   --------------------------------------------------
                                                            1998         1997
                                                          ---------    ---------
                                                              (In thousands)
Cash flows from operating activities
------------------------------------
Net income                                                $  20,139    $  14,986
Adjustments to reconcile net income to
    cash provided by operating activities:
  Depreciation                                               18,899       17,809
  Amortization of goodwill and intangibles                   13,473       12,392
  Amortization of prepublication costs                       19,234       17,958
  Provision for losses on accounts receivable                18,309       21,526
  Other                                                         278        2,542
Changes in assets and liabilities net of effect of
    acquisitions and dispositions:
  Decrease in accounts receivable                           146,520      112,858
  Increase in inventories                                   (33,612)     (36,069)
  Increase in prepaid and other current assets               (4,451)     (19,385)
  Decrease in accounts payable and accrued expenses        (159,308)    (109,441)
  Increase/(decrease) in unearned revenue                    20,548       (3,125)
  Increase/(decrease) in other current liabilities           14,414      (10,491)
  Increase/(decrease) in interest and income taxes
    currently payable                                         2,278     (150,821)
  Increase/(decrease) in prepaid/deferred income taxes        2,468       (1,838)
  Net change in other assets and liabilities                (10,080)      (2,984)
---------------------------------------------------       ---------    ---------
Cash provided by/(used for) operating activities             69,109     (134,083)
---------------------------------------------------       ---------    ---------
Investing activities
--------------------
  Investment in prepublication costs                        (26,292)     (37,010)
  Purchases of property and equipment                       (12,429)     (11,223)
  Acquisition of businesses                                     (49)      (2,852)
  Disposition of property, equipment and businesses              39        1,595
---------------------------------------------------        ---------    ---------
Cash used for investing activities                          (38,731)     (49,490)
---------------------------------------------------        ---------    ---------
Financing activities
--------------------
  (Repayments of)/Additions to short-term debt - net         (2,421)     209,296
  Dividends paid to shareholders                            (38,595)     (35,832)
  Exercise of stock options                                   9,072        8,606
  Other                                                      (1,481)      (1,923)
---------------------------------------------------       ---------    ---------
Cash (used for)/provided by financing activities            (33,425)     180,147
---------------------------------------------------       ---------    ---------
Net change in cash and equivalents                           (3,047)      (3,426)

Cash and equivalents at beginning of period                   4,768        3,430
---------------------------------------------------       ---------    ---------
Cash and equivalents at end of period                     $   1,721    $       4
                                                          =========    =========


                         The McGraw-Hill Companies, Inc.
                         -------------------------------
                          Notes to Financial Statements
                          -----------------------------

 1. The financial information in this report has not been audited, but in the opinion of management all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly such information have been included. The operating results for the three months ended March 31, 1998 and 1997 are not necessarily indicative of results to be expected for the full year due to the seasonal nature of some of the company's businesses. The financial statements included herein should be read in conjunction with the financial statements and notes included in the company's Annual Report on Form 10-K for the year ended December 31, 1997.

     Certain prior year amounts have been reclassified for comparability purposes.

 2.  Operating profit by segment is total operating revenue less expenses which are deemed to be related to the unit's operating revenue.  A summary of operating results by segment for the three months ended March 31, 1998 and
     1997 follows:
                                           1998                   1997
                                   --------------------   ---------------------
                                              Operating               Operating
                                    Revenue    Profit      Revenue     Profit
                                   ---------  ---------   ---------   ---------
                                                   (In thousands)

  Educational and Professional
    Publishing                      $208,357   $(39,731)   $196,857    $(42,551)
  Financial Services                 281,504     83,039     234,928      74,680
  Information and Media Services     213,559     17,509     221,150      17,928
  --------------------------------  --------   --------    --------    --------
  Total operating segments           703,420     60,817     652,935      50,057
  General corporate expense                -    (15,701)          -     (13,696)
  Interest expense - net                   -    (12,102)          -     (11,384)
  --------------------------------  --------   --------    --------    --------
  Total company                     $703,420   $ 33,014*   $652,935    $ 24,977*
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

                              The McGraw-Hill Companies, Inc.
                              -------------------------------
                               Notes to Financial Statements
                               -----------------------------


 3.  The allowance for doubtful accounts and sales returns, the components of inventory and the accumulated amortization of prepublication costs were as follows:
                                         March 31,     Dec. 31,    March 31,
                                           1998         1997         1997
                                         ---------    ---------    ---------
                                                    (In thousands)
     Allowance for doubtful accounts     $  94,350    $  98,321    $  90,182
                                         =========    =========    =========

     Allowance for sales returns         $  74,093    $  84,308    $  63,061
                                         =========    =========    =========

     Inventories:
        Finished goods                   $ 257,154    $ 233,105    $ 247,751
        Work-in-process                     35,451       28,455       25,300
        Paper and other materials           30,998       28,919       34,981
                                         ---------    ---------    ---------
     Total inventories                   $ 323,603    $ 290,479    $ 308,032
                                         =========    =========    =========

     Accumulated amortization of
        prepublication costs             $ 474,392    $ 526,156    $ 459,863
                                         =========    =========    =========

4. A subsidiary of J.J. Kenny Co. acts as an undisclosed agent in the purchase and sale of municipal securities for broker-dealers and dealer banks and the company had $210 million of matched purchase and sale commitments at March 31, 1998. Only those transactions not closed at the settlement date are reflected in the balance sheet as receivables and payables.

5.   A summary of long-term debt follows:
                                             March 31,    Dec. 31,     March 31,
                                               1998         1997         1997
                                             ---------    ---------    ---------
                                                        (In thousands)
     9.43% senior notes due 2000             $ 250,000    $ 250,000    $ 250,000
     Commercial paper supported by
       bank revolving credit agreement         350,000      350,000      300,000
     Other                                       6,901        7,030        7,223
                                             ---------    ---------    ---------
     Total long-term debt                    $ 606,901    $ 607,030    $ 557,223
                                             =========    =========    =========

                             The McGraw-Hill Companies, Inc.
                             -------------------------------
                              Notes to Financial Statements
                              -----------------------------

 6.  Common shares approved for issuance for conversions and stock based awards were as follows:
                                              March 31,     Dec. 31,   March 31,
                                                1998         1997        1997
                                              ---------    ---------   ---------

     $1.20 convertible preference stock
       at the rate of 6.6 shares for each
       share of preference stock                  8,989        8,989       9,161
     Stock based awards                       9,803,081   10,239,262   5,819,300
                                              ---------   ----------   ---------
                                              9,812,070   10,248,251   5,828,461
                                              =========   ==========   =========

 7.  Cash dividends per share declared during the three months ended March 31, 1998 and 1997 were as follows:

                                       1998    1997
                                       ----    ----

      Common stock                     $.39    $.36
      Preference stock                  .30     .30

 8.  A reconciliation of the number of shares used for calculating basic earnings per common share and diluted earnings per common share for the three months ended March 31, 1998 and 1997 follows:
                                                            1998         1997
                                                           -------      -------
                                                           (Thousands of shares)
     Average number of common shares outstanding            98,889       99,293

     Effect of stock options and other dilutive securities     902          604
                                                           -------      -------
     Average number of common shares outstanding including
       effect of dilutive securities                        99,791       99,897
                                                           =======      =======

Restricted performance shares outstanding at March 31, 1998 of 443,000 were not included in the computation of diluted earnings per common share because the necessary vesting conditions have not yet been met.

                             The McGraw-Hill Companies, Inc.
                             -------------------------------
                              Notes to Financial Statements
                              -----------------------------


 9. In June 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information. The new standard must be adopted on December 31, 1998. SFAS No. 131 establishes standards for the manner in which companies report information about operating segments and related disclosures about products and services, geographic areas and major customers. SFAS No. 131 supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise. The adoption of SFAS No. 131 is not expected to have a material impact on the company's financial statement disclosures.

Item 2.             Management's Discussion and Analysis of Operating
                    -------------------------------------------------

                           Results and Financial Condition
                           -------------------------------

Operating Results - Comparing Three Months Ended March 31, 1998 and 1997
------------------------------------------------------------------------


Consolidated Review
-------------------

Operating revenue for the first quarter grew $50.5 million, or 7.7%, over the 1997 quarter to $703.4 million. The revenue increase reflects strong growth at S&P Ratings Services as well as increased sales in educational publishing. Net income increased $5.2 million, or 34.4%, to $20.1 million and diluted earnings per share improved to 20 cents from 15 cents in the prior year's quarter. The first quarter represents the company's smallest quarter due to the seasonal aspects of some of the company's businesses, primarily the educational publishing operations.

Total expenses in 1998 increased $42.9 million, or 6.9%, reflecting volume-related expenses due to the revenue growth and expenses associated with new products and initiatives.

Net interest expense of $12.1 million increased $0.7 million, or 6.3%, due to higher average debt levels. Commercial paper borrowing rates increased from 5.4% in 1997 to 5.7% in 1998; average commercial paper borrowing levels were comparable to the prior year. 1998 debt includes approximately $42 million in debt from 1997 acquisitions at an average interest rate of 5.8%.

The provision for taxes as a percent of income before taxes was 39% in 1998 compared to 40% in 1997. The reduction in the effective tax rate reflects favorable apportionment changes reducing state taxes.

Segment Review
--------------

Educational and Professional Publishing revenue increased $11.5 million, or 5.8%. Educational publishing revenue increased reflecting growth in el-hi publishing and testing. The revenue growth was enhanced by earlier than anticipated ordering in North Carolina and California. Higher Education revenues improved as sales of several 1998 editions were off to a good start. Professional publishing revenue increased due to strong computer titles created through alliances with several technology companies. International revenue grew modestly as business improved in Europe and Latin America, offset by softness in Canada and Asia-Pacific. Results at CEC/McGraw-Hill weakened due to declining enrollments; this business is being repositioned as part of McGraw-Hill Lifetime Learning, a new operating unit. The segment's operating loss, reflecting typical first quarter seasonal losses in educational publishing, declined 6.6% to $39.7 million, due to the larger revenues and reduced costs in the higher education business resulting from the integration of the Times Mirror Higher Education business, acquired in late 1996.

Financial Services' revenue increased $46.6 million, or 19.8%, while operating profit improved $8.4 million, or 11.2%. Standard & Poor's Ratings Services' revenue and profits grew due to increased new issuance volume in the U.S. corporate bond market, particularly the high yield sector, as well as continued global growth. The public finance and structured finance sectors also performed well. Standard & Poor's Financial Information Services' revenue improved due to growth in the retail, institutional and global markets, while softness continued in municipal securities services reflecting a continued weak market. Operating profit declined due to investments in new products and the launch of S&P Personal Wealth in the first quarter.

Information and Media Services' revenue declined $7.6 million, or 3.4%. Excluding the impact of last year's Datapro divestiture, revenue would have increased slightly. Segment operating profit declined $0.4 million, or 2.3%. Business Week advertising revenues increased as a 4.3% decline in advertising pages was more than offset by a rate increase; profits increased accordingly. Despite the page decline, the quarter's advertising pages represent the second highest first quarter total since 1989, lagging only last year's record-setting first quarter page count. Revenues and profits in the Construction Information Group improved modestly. Broadcasting revenues increased modestly while profits grew at a higher rate due to cost management. Results in the healthcare and technology magazines declined reflecting reduced advertising pages amid weaker market conditions.

Financial Condition
-------------------

The company continues to maintain a strong financial position. Cash provided by operating activities in the first quarter totaled $69 million compared to $16 million in 1997, excluding last year's $150 million in tax payments on 1996's gain on the exchange of Shepard's/McGraw-Hill for the Times Mirror Higher Education Group. Total debt declined $2.1 million since year end reflecting cash provided by operations, offset by seasonal spending for inventory and prepublication costs and the payment of dividends. The company's strong presence in school and higher education publishing significantly impacts the seasonality of its earnings and borrowing patterns during the year, with the company borrowing during the first half of the fiscal year and generating cash in the second half of the year, primarily in the fourth quarter.

Commercial paper borrowings at March 31, 1998 totaled $379 million, a decline of $2 million from December 31, 1997. Commercial paper is supported by a $800 million revolving credit agreement with a group of banks terminating in February 2002, and $350 million has been classified as long-term. There are no amounts outstanding under this agreement.

$250 million 9.43% senior notes, due in the year 2000, remain outstanding.
Under a shelf registration which became effective with the Securities and Exchange Commission in 1990, the company can issue an additional $250 million of debt securities. The new debt could be used to replace a portion of the commercial paper borrowings with longer term securities, when and if interest rates are attractive and markets are favorable.

Accounts receivable before reserves of $975 million decreased $180 million from the end of 1997 due primarily to the seasonal nature of the company's educational publishing business. Inventories increased $33 million from the end of 1997 to $324 million due primarily to inventory purchases for school publishing adoptions later this year.

Net prepublication costs increased $7 million from the end of 1997 to $333 million due to spending for school publishing programs and higher education and professional publishing titles. Prepublication cost spending in the first quarter totaled $26 million, a decline of $11 million from last year's first quarter due to the timing of expenditures. Spending is expected to increase over the remainder of the year. Purchases of property and equipment were $12 million, $1 million higher than the comparable period last year; the purchases were primarily for computer equipment and new office construction and furnishings. Spending will increase significantly over the remainder of the year as the company consolidates its office space in New York City.

In January 1996, the Board of Directors approved a stock repurchase program authorizing the purchase of up to four million shares of common stock. At the end of 1997, 2.7 million common shares had been repurchased at a cost of $143.2 million. No shares were repurchased in the first quarter of 1998; the company intends to repurchase additional shares later this year. Purchases under this program may be made from time to time dependent on market conditions. The repurchased shares will be used for general corporate purposes, including the issuance of shares for the exercise of employee stock options.

The technology environment has been reviewed to assess Year 2000 risks. Plans have been developed to convert or replace systems to achieve Year 2000 compatibility. The cost for Year 2000 modifications will approximate $15 million; $2.9 million was spent in the first quarter. Certain systems that are not Year 2000-complaint are being replaced as part of ongoing system development projects included in the company's capital expenditure program.

The company has communicated with its significant vendors, redistributors and customers to determine their plans to address the Year 2000 issue. While the company expects a successful resolution of these issues, there can be no guarantee that the systems of other companies, on which our systems rely, will address all Year 2000 issues on a timely basis or that their failure to successfully address all issues would not have an adverse effect on the company.

On May 5, 1998 the company announced the signing of an agreement to sell its Information Technology and Communications Group, which includes the technology magazines BYTE, Data Communications, LAN Times and tele.com, and the testing business NSTL. The businesses will be sold for proceeds of $26.8 million in cash; the divestiture is expected to close in late May.

At the company's annual meeting on April 29, 1998, the shareholders approved an increase in the number of authorized common shares from 150 million shares to 300 million share.

"Safe Harbor Statement under the Private Securities Litigation Reform Act of
----------------------------------------------------------------------------
1995"
-----

This section, as well as other portions of this document, include certain forward-looking statements about the company's business, new products, sales, expenses, cash flows, debt levels and operating and capital requirements. Such forward-looking statements include, but are not limited to: the strength of profit levels at Standard & Poor's Rating's Services; the level of success in 1998 school publishing adoptions; the level of prepublication cost spending and capital expenditures in 1998; shares to be reacquired under the share repurchase plan; and the level of the future cash flow and debt levels.

Actual results may differ materially from those in any forward-looking statements because any such statements involve risks and uncertainties and are subject to change based on various important factors, including but not limited to worldwide economic and political conditions, the health of capital and equity markets, the successful marketing of new products, and the effect of competitive products and pricing.

                                     PART II

                                Other Information

Item 1.    Legal Proceedings
           -----------------
           County of Orange v. McGraw-Hill Companies, Inc.
           -----------------------------------------------

           In previous filings, Registrant reported that a Complaint was filed on June 11, 1996, in the United States Bankruptcy Court, Central District of California, in an action captioned County of Orange v.
                                                          -------------------
           McGraw-Hill Companies, Inc., d/b/a Standard & Poor's (Case No.  SA
           ----------------------------------------------------
           94-22272-JR; Adversary No. SA 96-01624-JR). The Complaint alleged that Standard & Poor's breached its contracts with Orange County, was professionally negligent and aided and abetted the County's officers in breaching their fiduciary duty by, inter alia, assigning unduly
                                                 ----------
           high ratings to debt instruments issued by the County and by failing to advise the County's Board of Supervisors of the illegal acts being committed by the County's officers. On October 17, 1996, the United States District Court, Central District of California, granted Registrant's motion to withdraw the Bankruptcy Court reference. The action was transferred to the United States District Court for the Central District of California (Case No. SA CV 96-765-GLT) upon the filing on December 4, 1996 of the Bankruptcy Court's ruling on Registrant's motion to dismiss the Complaint. In that ruling, the Bankruptcy Court granted Registrant's motion to dismiss the County's aiding and abetting claim, but denied it as to the breach of contract and professional negligence claims. Registrant appealed this decision to the District Court which, on March 18, 1997, dismissed the County's professional negligence claim, with leave to amend. On April 9, 1997, the County filed an Amended Complaint for breach of contract and professional malpractice, adding a claim for punitive damages. On April 28, 1997, the Registrant filed a motion to dismiss the professional malpractice claim, which motion was denied by the District Court on June 2, 1997. Discovery is well underway. On February 13, 1998, Registrant moved again to dismiss the County's professional malpractice claim, which motion was denied by the District Court on March 16, 1998. Registrant continues to believe that the allegations of the complaint lack merit and is vigorously contesting the action.

Item 6.    Exhibits and Reports on Form 8-K                          Page Number
           --------------------------------                          -----------
    (a)    Exhibits

    (12)   Computation of Ratio of Earnings to Fixed Charges.             18

    (27)   Financial Data Schedule.                                       19

    (b)    Reports on Form 8-K

           A Report on Form 8-K was filed on January 29, 1998.
           Item 5 was reported on pursuant to said Report.

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







Date:   05/12/98                    By       Robert J. Bahash
     ------------------               -------------------------------
                                             Robert J. Bahash
                                         Executive Vice President
                                         and Chief Financial Officer







Date:   05/12/98                    By     Thomas J. Kilkenny
     ------------------               -------------------------------
                                           Thomas J. Kilkenny
                                      Vice President and Controller







Date:   05/12/98                    By      Kenneth M. Vittor
     ------------------               -------------------------------
                                            Kenneth M. Vittor
                                          Senior Vice President
                                          and General Counsel


                                                              Exhibit (12)
                         The McGraw-Hill Companies, Inc.
                         -------------------------------
                Computation of Ratio of Earnings to Fixed Charges
                -------------------------------------------------
                           Periods Ended March 31, 1998
                           ----------------------------




                                                 Three       Twelve
                                                 Months      Months
                                                ---------   ---------
                                                   (In thousands)
Earnings
    Earnings from continuing operations
      before income tax expense (Note)......    $  31,682   $ 473,904
    Fixed charges...........................       19,380      84,633
                                                ---------   ---------
       Total Earnings.......................    $  51,062   $ 558,537
                                                =========   =========
Fixed Charges (Note)
    Interest expense........................    $  13,113   $  57,839
    Portion of rental payments deemed to be
      interest..............................        6,267      26,794
                                                ---------   ---------
       Total Fixed Charges..................    $  19,380   $  84,633
                                                =========   =========

Ratio of Earnings to Fixed Charges                   2.6x        6.6x







(Note) For purposes of computing the ratio of earnings to fixed charges, "earnings from continuing operations before income taxes" excludes undistributed equity in income of less than 50%-owned companies. "Fixed charges" consist of (1) interest on debt, and (2) the portion of the company's rental expense deemed representative of the interest factor in rental expense.

       Earnings from continuing operations before income taxes for the twelve month period ended March 31, 1998 includes a $33.2 million pre-tax one-time provision for real estate write-downs related to the consolidation of office space in New York City and a $20.4 million pre-tax gain on the sale of Datapro Information Services.



                                      -18-