Form 10-Q
period 1998-06-30
MCGRAW-HILL COMPANIES INC
filed 1998-08-13
CIK 64040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                 FORM 10-Q



[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 1998

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


                       YES [X]              NO[ ]

On July 31, 1998 there were approximately 99.3 million shares of common stock (par value $1.00 per share) outstanding.

                            The McGraw-Hill Companies, Inc.
                            -------------------------------
                                  TABLE OF CONTENTS
                                  -----------------

                                                                Page Number
                                                                -----------

PART I.  FINANCIAL INFORMATION
------------------------------

  Item 1.  Financial Statements
  -------
             Consolidated Statements of Income for
             the three and six month periods ended
             June 30, 1998 and 1997                                     3

             Consolidated Balance Sheets at June 30, 1998,
             December 31, 1997 and June 30, 1997                      4-5

             Consolidated Statements of Cash Flows for the six
             months ended June 30, 1998 and 1997                        6

             Notes to Consolidated Financial Statements              7-11


  Item 2.  Management's Discussion and Analysis of Operating
  -------  Results and Financial Condition                          12-15



PART II.  OTHER INFORMATION
---------------------------

  Item 1.  Legal Proceedings                                           16
  -------

  Item 4.  Submission of Matters to a Vote of Security Holders      17-18
  -------

  Item 6.  Exhibits and Reports on Form 8-K                         17-34
  -------

                                      PART I


                                Financial Information

Item 1.  Financial Statements
         --------------------

                           The McGraw-Hill Companies, Inc.
                           -------------------------------
                          Consolidated Statements of Income
                          --------------------------------
                        Periods Ended June 30, 1998 and 1997
                        ------------------------------------

                                       Three Months           Six Months
                                   --------------------  ----------------------

                                      1998       1997       1998        1997
                                   ---------  ---------  ----------  ----------
                                        (In thousands, except per-share data)
Operating revenue                  $ 881,122  $ 836,652  $1,584,542  $1,489,587
Expenses:
  Operating                          390,203    371,484     748,778     697,080
  Selling and general                288,998    273,244     541,950     519,689
  Depreciation and amortization       67,832     74,162     119,438     122,321
                                   ---------  ---------  ----------  ----------
     Total expenses                  747,033    718,890   1,410,166   1,339,090

Other income - net                     6,545      5,065      11,374       8,691
                                   ---------  ---------  ----------  ----------
Income from operations               140,634    122,827     185,750     159,188

Interest expense - net                13,025     14,234      25,127      25,618
                                   ---------  ---------  ----------  ----------
Income before taxes on income        127,609    108,593     160,623     133,570

Provision for taxes on income         49,768     43,437      62,643      53,428
                                   ---------  ---------  ----------  ----------
Net income                         $  77,841  $  65,156  $   97,980  $   80,142
                                   =========  =========  ==========  ==========

Earnings per common share:
  Basic                            $    0.79  $    0.66  $     0.99  $     0.81
                                   =========  =========  ==========  ==========
  Diluted                          $    0.78  $    0.65  $     0.98  $     0.80
                                   =========  =========  ==========  ==========

Average number of common
  shares outstanding:

  Basic                               98,936     99,398      98,976      99,354
                                     =======    =======     =======     =======
  Diluted                             99,834    100,107      99,875     100,011
                                     =======    =======     =======     =======

                            The McGraw-Hill Companies, Inc.
                            -------------------------------
                              Consolidated Balance Sheets
                              ---------------------------

                                            June 30,      Dec. 31,     June 30,
                                              1998          1997         1997
                                           ----------   ----------    ----------
                                                        (In thousands)
ASSETS

Current assets:
  Cash and equivalents                     $   32,579   $    4,768   $    6,788
  Accounts receivable (net of allowance
    for doubtful accounts and sales
    returns) (Note 3)                         925,969      972,449      877,310
  Receivable from broker-dealers and
    dealer banks (Note 4)                       5,019        9,483        5,006
  Inventories (Note 3)                        362,500      290,479      360,001
  Prepaid income taxes                        100,269       99,131      108,152
  Prepaid and other current assets             75,968       88,111       93,542
                                           ----------   ----------   ----------
      Total current assets                  1,502,304    1,464,421    1,450,799
                                           ----------   ----------   ----------

Prepublication costs (net of accumulated
  amortization) (Note 3)                      342,794      326,251      372,020

Investments and other assets:
  Investment in Rock-McGraw, Inc. - at
    equity                                     75,355       72,292       69,552
  Prepaid pension expense                     116,974      111,895      107,414
  Other                                       168,552      167,701      168,488
                                           ----------   ----------   ----------
      Total investments and other assets      360,881      351,888      345,454
                                           ----------   ----------   ----------

Property and equipment - at cost              882,920      838,214      849,072
  Less - accumulated depreciation             590,229      564,584      546,274
                                           ----------   ----------   ----------
      Net property and equipment              292,691      273,630      302,798

Goodwill and other intangible assets - at
  cost (net of accumulated amortization)    1,268,130    1,308,284    1,296,321
                                           ----------   ----------   ----------
                                           $3,766,800   $3,724,474   $3,767,392
                                           ==========   ==========   ==========




                           The McGraw-Hill Companies, Inc.
                           -------------------------------
                              Consolidated Balance Sheets
                              ---------------------------

                                            June 30,      Dec. 31,    June 30,
                                              1998          1997        1997
                                           ----------   ----------   ----------
                                                        (In thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Notes payable                            $  128,197   $   77,395   $  372,579
  Accounts payable                            255,285      285,862      237,897
  Payable to broker-dealers and dealer
    banks (Note 4)                              4,894        9,331        4,632
  Accrued liabilities                         209,432      278,194      178,132
  Income taxes currently payable              134,716      100,685      125,051
  Unearned revenue                            227,217      219,698      214,728
  Other current liabilities                   284,001      235,077      235,572
                                           ----------   ----------   ----------
      Total current liabilities             1,243,742    1,206,242    1,368,591
                                           ----------   ----------   ----------
Other liabilities:
  Long-term debt (Note 5)                     606,868      607,030      563,028
  Deferred income taxes                       107,481      111,022      143,768
  Accrued postretirement healthcare and
    other benefits                            200,500      196,508      197,820
  Other non-current liabilities               162,193      169,021      158,572
                                           ----------   ----------   ----------
      Total other liabilities               1,077,042    1,083,581    1,063,188
                                           ----------   ----------   ----------
      Total liabilities                     2,320,784    2,289,823    2,431,779
                                           ----------   ----------   ----------
Shareholders' equity (Note 6):
  Capital stock                               102,933      102,933      102,933
  Additional paid-in capital                   42,585       35,469       43,951
  Retained income                           1,561,351    1,542,854    1,403,303
  Accumulated other comprehensive income      (78,706)     (74,247)     (67,578)
                                            ----------  -----------   -----------
                                            1,628,163    1,607,009    1,482,609

  Less - common stock in treasury-at cost     164,001      159,447      131,930
         unearned compensation on
           restricted stock                    18,146       12,911       15,066
                                           ----------   ----------   ----------
      Total shareholders' equity            1,446,016    1,434,651    1,335,613
                                           ----------   ----------   ----------
                                           $3,766,800   $3,724,474   $3,767,392
                                           ==========   ==========   ==========



                            The McGraw-Hill Companies, Inc.
                            -------------------------------
                         Consolidated Statements of Cash Flows
                         ------------------------------------
                   For The Six Months Ended June 30, 1998 And 1997
                   -----------------------------------------------
                                                            1998         1997   ---------    ---------
                                                          --------     -------
                                                              (In thousands)
Cash flows from operating activities
------------------------------------
Net income                                                $  97,980    $  80,142
Adjustments to reconcile net income to
    cash provided by operating activities:
  Depreciation                                               38,262       35,497
  Amortization of goodwill and intangibles                   26,753       24,796
  Amortization of prepublication costs                       54,423       62,028
  Provision for losses on accounts receivable                32,327       40,595
  Other                                                        (635)       2,975
Changes in assets and liabilities net of effect of
    acquisitions and dispositions:
  Increase/(decrease) in accounts receivable                  8,923      (43,477)
  Increase in inventories                                   (74,049)     (87,447)
  Decrease (increase) in prepaid and other current assets     9,251      (13,946)
  Decrease in accounts payable and accrued expenses         (99,329)     (57,058)
  Increase/(decrease) in unearned revenue                    13,414      (16,102)
  Increase/(decrease) in other current liabilities           27,686      (18,755)
  Increase/(decrease) in interest and income taxes
       currently payable                                     34,405     (110,441)
  Increase/(decrease) in prepaid/deferred income taxes        1,653       (2,030)
  Net change in other assets and liabilities                 (3,365)     (13,201)
---------------------------------------------------       ---------    ---------
Cash provided by/(used for) by operating activities         167,699     (116,424)
---------------------------------------------------       ---------    ---------
Investing activities
--------------------
  Investment in prepublication costs                        (69,100)     (80,727)
  Purchases of property and equipment                       (60,325)     (31,515)
  Proceeds from exchange of Shepard's/McGraw-Hill
       for the Times Mirror Higher Education Group                -        6,730
  Acquisition of businesses                                       -      (24,834)
  Disposition of property, equipment and businesses          30,747        1,773
---------------------------------------------------       ---------    ---------
Cash used for investing activities                          (98,678)    (128,573)
---------------------------------------------------       ---------    ---------
Financing activities
--------------------
  Additions to short-term debt - net                         50,797      349,105
  Dividends paid to shareholders                            (79,483)     (71,723)
  Exercise of stock options                                  14,441       13,718
  Repurchase of treasury shares                             (22,695)     (41,365)
  Other                                                      (4,270)      (1,380)
---------------------------------------------------       ---------    ---------
Cash (used for)/provided by financing activities            (41,210)     248,355
---------------------------------------------------       ---------    ---------
Net change in cash and equivalents                           27,811        3,358
Cash and equivalents at beginning of period                   4,768        3,430
---------------------------------------------------       ---------    ---------
Cash and equivalents at end of period                     $  32,579    $   6,788
                                                           =========    =========

                         The McGraw-Hill Companies, Inc.
                         -------------------------------
                          Notes to Financial Statements
                          -----------------------------

 1. The financial information in this report has not been audited, but in the opinion of management all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly such information have been included. The operating results for the three and six month periods ended June 30, 1998 and 1997 are not necessarily indicative of results to be expected for the full year due to the seasonal nature of some of the company's businesses. The financial statements included herein should be read in conjunction with the financial statements and notes included in the company's Annual Report on Form 10-K for the year ended December 31, 1997.

     Certain prior year amounts have been reclassified for comparability purposes.

 2.  Operating profit by segment is total operating revenue less expenses which are deemed to be related to the unit's operating revenue.  A summary of operating results by segment for the three months and six months ended
     June 30, 1998 and 1997 follows:
                                           1998                   1997
                                   --------------------   ---------------------
                                              Operating               Operating
                                    Revenue    Profit      Revenue     Profit
                                   ---------  ---------   ---------   ---------
                                                   (In thousands)
  Three Months
  ------------

  Educational and Professional
    Publishing                      $354,217   $ 35,457    $357,278    $ 34,204
  Financial Services                 282,140     86,159     234,400      69,846
  Information and Media Services     244,765     36,428     244,974      34,244
  --------------------------------  --------   --------    --------    --------
  Total operating segments           881,122    158,044     836,652     138,294
  General corporate expense                -    (17,410)          -     (15,467)
  Interest expense - net                   -    (13,025)          -     (14,234)
  --------------------------------  --------   --------    --------    --------
  Total company                     $881,122   $127,609*   $836,652    $108,593*
                                    ========   ========    ========    ========

  *Income before taxes on income.

                              The McGraw-Hill Companies, Inc.
                              -------------------------------
                               Notes to Financial Statements
                               -----------------------------
                                        1998                   1997
                                 --------------------   ---------------------
                                            Operating               Operating
                                  Revenue     Profit      Revenue     Profit
                                 ---------- ---------   ----------  ---------
                                                 (In thousands)
  Six Months
  ----------

  Educational and Professional
    Publishing                   $  562,574  $ (4,274)  $  554,135   $ (8,347)
  Financial Services                563,644   169,198      469,328    144,526
  Information and Media Services    458,324    53,937      466,124     52,172
  -----------------------------  ----------  --------   ----------   --------
  Total operating segments        1,584,542   218,861    1,489,587    188,351
  General corporate expense               -   (33,111)           -    (29,163)
  Interest expense - net                  -   (25,127)           -    (25,618)
  -----------------------------  ----------  --------   ----------   --------
  Total company                  $1,584,542  $160,623*  $1,489,587   $133,570*
                                 ==========  ========   ==========   ========

  *Income before taxes on income.

 3.  The following table is a reconciliation of the company's net income to comprehensive income for the three month and six month periods ended June 30,
     1998:
                                       Three Months           Six Months
                                 --------------------  ----------------------
                                     1998       1997         1998        1997
                                   ---------  ---------  ----------  ----------
                                                 (amount in thousands)
  Net Income                       $  77,841  $  65,156    $  97,980   $ 80,142

  Other Comprehensive Income,
  net of tax:  Foreign Currency
  translation adjustment              (2,772)    (1,538)      (4,459)   (10,276)
                                    ---------  ---------     ---------  ---------
  Comprehensive Income                75,069     63,618       93,521     69,866
                                     =========  =========    =========  ========



                              The McGraw-Hill Companies, Inc.
                              -------------------------------
                               Notes to Financial Statements
                               -----------------------------

 4.  The allowance for doubtful accounts and sales returns, the components of inventory and the accumulated amortization of prepublication costs were as follows:
                                          June 30,     Dec. 31,     June 30,
                                           1998          1997         1997
                                         ---------    ---------    ---------
                                                    (In thousands)
     Allowance for doubtful accounts     $  89,991    $  98,321    $  93,268
                                         =========    =========    =========

     Allowance for sales returns         $  48,579    $  84,308    $  48,772
                                         =========    =========    =========

     Inventories:
        Finished goods                   $ 285,647    $ 233,105    $ 293,986
        Work-in-process                     45,656       28,455       35,545
        Paper and other materials           31,197       28,919       30,470
                                         ---------    ---------    ---------
     Total inventories                   $ 362,500    $ 290,479    $ 360,001
                                         =========    =========    =========

     Accumulated amortization of
        prepublication costs             $ 507,098    $ 526,156    $ 507,797
                                         =========    =========    =========

5. A subsidiary of J.J. Kenny Co. acts as an undisclosed agent in the purchase and sale of municipal securities for broker-dealers and dealer banks and the company had $262.2 million of matched purchase and sale commitments at June 30, 1998. Only those transactions not closed at the settlement date are reflected in the balance sheet as receivables and payables.

6.   A summary of long-term debt follows:
                                             June 30,     Dec. 31,     June 30,
                                               1998         1997         1997
                                             ---------    ---------    ---------
                                                        (In thousands)
     9.43% senior notes due 2000             $ 250,000    $ 250,000    $ 250,000
     Commercial paper supported by
       bank revolving credit agreement         350,000      350,000      300,000
     Other                                       6,868        7,030       13,028
                                             ---------    ---------    ---------
     Total long-term debt                    $ 606,868    $ 607,030    $ 563,028
                                             =========    =========    =========

                              The McGraw-Hill Companies, Inc.
                              -------------------------------
                               Notes to Financial Statements
                               -----------------------------

 7.  Common shares approved for issuance for conversions and stock based awards were as follows:
                                              June 30,    Dec. 31,    June 30,
                                                1998        1997        1997
                                             ----------   ---------   ---------
     $1.20 convertible preference stock
       at the rate of 6.6 shares for each
       share of preference stock                 8,989        8,989        9,134
     Stock based awards                      9,540,427   10,239,262   10,725,501
                                            ----------   ----------   ----------
                                             9,549,416   10,248,251   10,734,635
                                            ==========   ==========   ==========

 8.  Cash dividends per share declared during the periods were as follows:

                                   Three Months            Six Months
                                   ------------            ----------
                                   1998    1997            1998   1997
                                   ----    ----            ----   ----
      Common stock                 $.39    $.36            $.78   $.72
      Preference stock              .30     .30             .60    .60

 9. A reconciliation of the number of shares used for calculating basic earnings per common share and diluted earnings per share for the three months and the six months ended June 30, 1998 and 1997 follows:

     Three month period                                     1998       1997
                                                         --------   ---------
                                                         (Thousands of shares)
     Average number of common shares outstanding           98,936       99,398

     Effect of stock options and other dilutive securities    898          709
                                                          -------     --------
                                                           99,834      100,107
                                                          =======     ========

     Six month period                                      1998       1997
                                                        --------   ---------
                                                        (Thousands of shares)
     Average number of common shares outstanding          98,976       99,354

     Effect of stock options and other dilutive securities   899          657
                                                         -------     -------                99,875      100,011
                                                          99,834      100,107
                                                         =======     ========

                              The McGraw-Hill Companies, Inc.
                              -------------------------------
                               Notes to Financial Statements
                               -----------------------------

Restricted performance shares outstanding at June 30, 1998 of 502,000 were not included in the computation of diluted earnings per common share because the necessary vesting conditions have not yet been met.

 10.In June 1997 the Financial Accounting Standards Board (FASB) issued
    Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information. The new standard must be adopted on December 31, 1998. SFAS No. 131 establishes standards for the manner in which companies report information about operating segments and related disclosures about products and services, geographic areas and major customers. SFAS No.131 supersedes SFAS
    No. 14, Financial Reporting for Segments of a Business Enterprise.
    The adoption of SFAS No. 131 is not expected to have a material impact on the company's financial statement disclosures.

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The new standard is effective January 1, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities, requiring companies to recognize all derivatives as either assets or liabilities on their balance sheet and measuring them at fair value. Management has determined that the pronouncement will have no material impact on the company's financial statements.

Item 2.           Management's Discussion and Analysis of Operating
                  -------------------------------------------------
                    Results and Financial Condition
                    -------------------------------

Operating Results - Comparing Periods Ended June 30, 1998 and 1997

Three Months

Consolidated Review

Operating revenue for the quarter increased $44.5 million, or 5.3%, over the 1997 quarter to $881.1 million, essentially driven by strong growth in the Financial Services segment, particularly S&P Ratings, and Business Week in the Information and Media segment. Excluding the impact of divested businesses, revenues would have increased 8.4%.

Net income for the quarter increased $12.7 million, or 19.5%, over the comparable quarter last year. Diluted earnings per share for the quarter were 78 cents compared to 65 cents in 1997, a 20% increase. The improvement in net income is largely a result of higher revenues.

Net interest expense decreased $1.2 million, or 8.5%, from the prior year. Borrowing levels are down from the prior year due to improved operating results and the timing of a tax payment made in 1997 in connection with the company's October 1996 exchange of the Shepard's/McGraw-Hill legal publishing business for the Times Mirror Higher Education Group. The 5.6% average interest rate on commercial paper is the same as the prior year.

The provision for taxes as a percent of income before taxes was 39% in 1998 compared to 40% in 1997. The reduction in the effective income tax rate reflects favorable apportionment changes reducing state income taxes.

Segment Review

Educational and Professional Publishing revenues declined only .9%, or $3.1 million, to $354.2 million, but operating profit improved $1.3 million, or 3.7% over the same period last year. The comparisons between the two years are difficult as 1997 benefited from very strong elementary school sales, particularly in Texas, and the introduction of the Encyclopedia of Science and Technology, one of our all time best sellers. Nonetheless, SRA/McGraw-Hill and Glencoe/McGraw-Hill improved results in the second quarter bolstered by excellent results in their math, social science, reading, English and foreign language programs in adoption states and open territories. Higher Education posted higher revenues benefiting from front list sales and integration actions taken last year. Operating results at International publishing decreased from the prior year due to softness in the Asia/Pacific group resulting from continued economic troubles and the strengthening of the U.S. dollar in several other key markets, and delays in ordering by Canadian college bookstores. Enrollments at the Continuing Education Center continued to decline.

Financial Services revenue increased $47.7 million, or 20.4%, and operating profit increased $16.3 million, or 23.4%, over the prior year's second quarter. Standard & Poor's Ratings had another strong quarter in both the domestic and international markets. According to Securities Data Company, the U.S. Bond market benefited from a 58% increase in new issue dollar volume. In corporate issuance, the high yield sector was particularly strong as new issue dollar volume surged 80%. Structured finance and public finance also performed well. Foreign source revenues grew at a faster pace than domestic, fueled by an increase in new issue volume in Europe and Standard & Poor's global expansion. Financial Information Services revenues increased primarily due to growth in mutual funds information services, global commodities information markets and index services as well as the introduction of new web-based products. Softness in the secondary municipal bond area reflecting a continued weak market. Despite the revenue increase, operating profit for the segment was only slightly higher than the prior year because of new product development costs.

Information & Media Services revenue was flat with the prior year, but excluding the impact of divested businesses in 1998 and 1997, revenues would have increased 6.3%. Operating profit for the segment increased $2.2 million, or 6.4%, over the prior year. Outstanding results at Business Week and Broadcasting group helped to offset softness in the Publication Services and losses at the Information Technology Group publications, which were divested in May 1998. Business Week posted double digit gains in both revenues and operating profit as new business helped improve revenue per page; advertising pages increased 7.5% in the second quarter, according to the Publishers Information Bureau. Broadcasting Group also posted strong revenue and operating profit, fueled by political advertising and cost containment. The Construction Information Group revenues improved and new product development continues. The Publications Services Group operating profit was soft, reflecting some weakness in aviation and science and technology publications. The Information Technology and Communications Group had a loss for the quarter. This Group, which was sold to CMP Media in late May for $28.6 million, included the magazines BYTE, Data Communications, LAN Times and tele.com as well as the testing business NSTL. There was no gain or loss on the divestiture as the proceeds minus disposition-related costs approximated book value.

Six Months

Consolidated Review

For the first six months of the year, operating revenue increased $95.0 million, or 6.4%, over the prior year, reflecting increases in the Educational & Professional Publishing and Financial Services segments offset by a decrease in Information & Media Services. Total expenses increased $71.1 million, or 5.3%, from the prior year primarily due to volume related costs arising from higher revenues and costs from the launch of new products and initiatives.

Net income for the first half of the year increased $17.8 million, or 22.3%, over 1997 fueled by higher profits in all three segments. Diluted earnings per share of 99 cents was approximately 22.5% higher than the prior year's 80 cents.

The provision for taxes as a percent of income before taxes was 39% in 1998 compared to 40% in 1997. The reduction in the effective income tax rate reflects favorable apportionment changes reducing state taxes.

Net interest expense through the first half of 1998 was $25.1 million, 1.9% lower than the last year. Borrowing levels are down from the prior year due to improved operating results and the timing of a tax payment made in 1997 in connection with the company's October 1996 exchange of the Shephard's/McGraw-Hill legal publishing business for the Times Mirror Higher Education Group. Interest expense is expected to increase in the second half due to share repurchases, usual seasonal borrowing levels and outlays related to the consolidation of office space in New York city. Average commercial borrowing rates increased from 5.5% in 1997 to 5.7% in 1998.

Segment Review

Educational and Professional Publishing revenue increased $8.4 million, or 1.5%, from the last year. Educational publishing revenue increased as Glencoe and SRA continue to post strong operating results in their state adoption sales, particularly in math, social science, reading, English and foreign language. Higher Education also posted higher revenues than the prior year as their front list titles are off to a good start. Professional publishing revenue is flat with prior year despite improved results in the Ibero Group because of softness in the Asia-Pacific Group. Continuing Education Center continues to experience weakness as enrollments declined.

Financial Services revenue increased $94.3 million, or 20.1%, and operating profit increased $24.7 million, or 17.1%, over the prior year. Standard & Poor's Ratings Services improved revenues and profits were driven by a 63% increase in new issuance volume in the entire U.S. corporate bond market, particularly in the high yield sector and in structured finance and public finance. Standard & Poor's Financial Information Services revenue increased due to new products and strength in the retail brokerage and institutional global markets. Profits declined due to investments in new products.

Information and Media Services revenue declined $7.8 million, or 1.7%, from the prior year primarily from the sale of the Information Technology and Communications Group in May. Excluding Information Technology and Communications, total revenue for the segment increased 4.1%. Segment operating profit increased $1.8 million, or 3.4%, from the prior year. Business Week revenues increased due to advertising page growth and increased revenue per page. The construction and broadcasting groups improved performance, while the aviation, healthcare and science and technology magazines were weak in the first half of the year. The Information Technology and Communications Group, which was sold in May 1998, incurred a loss.

Financial Condition

The company continues to maintain its strong financial position. Cash provided by operating activities in the first six months totaled $167.7 million as compared to a use of cash of $116.4 million in 1997 primarily due to higher earnings, a special tax payment in 1997 related to the company's exchange of the Shephard's publishing business and higher working capital due to the introduction of new products. Total debt increased $51 million from year-end due primarily to seasonal requirements. The company's strong presence in school and higher education publishing significantly impacts the seasonality of its earnings and borrowing patterns during the year, with the company borrowing during the first half of the year and generating cash during the second half of the year, particularly in the fourth quarter.

Commercial paper borrowings at June 30, 1998 totaled $436 million, an increase of approximately $55 million from the prior year. Commercial paper is supported by a $800 million revolving credit agreement with a group of banks terminating in February 2002, and $350 million has been classified as long-term. There are no amounts outstanding under this agreement.

$250 million of 9.43% senior notes, due in the year 2000, remain outstanding. Under a shelf registration which became effective with the Securities and Exchange Commission in 1990, the company can issue an additional $250 million of debt securities. The new debt could be used to replace a portion of the commercial borrowings with longer term securities, when and if interest rates are attractive and markets are favorable.

Gross accounts receivable decreased $90.5 million from year end due primarily to the seasonality of the business. Year over year receivables increased $45 million due to higher revenues. Inventories increased $72.0 million from the end of 1997 in anticipation of school adoption program orders during the third quarter.

Net prepublication costs increased $16.5 million from the end of 1997 to $342.8 million due to higher spending for the school publishing, higher education and professional publishing products. Purchases of property and equipment were $60.3 million through the current six month period, $28.8 million higher than the prior year as the company continues the consolidation of its New York City office space. These capital expenditures are for furniture and equipment and for building improvements.

Spending is expected to continue at the current rate as the company begins to occupy its new locations.

In January 1996, the Board of Directors approved a stock repurchase program authorizing the purchase of up to four million shares of common stock. At the end of 1997, 2.7 million common shares had been repurchased at a cost of $143.2 million; through the first six months of 1998, 0.3 million common shares had been repurchased at a cost of $22.7 million. Purchases under this program may be made from time to time according to market conditions, and the company intends on purchasing additional shares later this year. The repurchased shares will be used for general corporate purposes.

The technology environment has been reviewed to assess Year 2000 risks. Plans have been developed in earlier months to convert or replace systems to achieve Year 2000 compliance, and the total estimated cost to convert these systems has not changed materially since the last quarter. The company has communicated with its significant vendors, redistributors and customers to determine their plans to address the Year 2000 issue. While the company expects a successful resolution of these issues, there can be no guarantee that the systems of other companies, on which our systems rely, will address all Year 2000 issues on a timely basis or that their failure to successfully address all issues would not have an adverse effect on the company.

At the company's annual meeting on April 29, 1998, the shareholders approved an increase in the number of authorized common shares from 150 million shares to 300 million shares.

"Safe Harbor Statement under the Private Securities Litigation Reform Act of
1995"

This section, as well as other portions of this document, include certain forward-looking statements about the company's business, new products, sales, expenses, cash flows, debt levels and operating and capital requirements. Such forward-looking statements include, but are not limited to: the strength of profit levels at Standard & Poor's Rating Services; the level of success in 1998 school publishing adoptions; the level of capital expenditures in 1998; shares to be reacquired under the share repurchase plan; and the level of the future cash flow and debt levels.

Actual results may differ materially from those in any forward-looking statements because any such statements involve risk and uncertainties and are subject to change based on various important factors, including but not limited to worldwide economic and political conditions, the health of capital and equity markets, the successful marketing of new products and the effect of competitive products and pricing.

                                     PART II

                                Other Information

Item 1.    Legal Proceedings
           -----------------
           County of Orange v. McGraw-Hill Companies, Inc.
           -----------------------------------------------
           In previous filings, Registrant reported that a Complaint was filed on June 11, 1996, in the United States Bankruptcy Court, Central District of California, in an action captioned County of Orange v. McGraw-Hill Companies, Inc., d/b/a Standard & Poor's (Case No. SA 94 -222-72-JR; Adversary No. SA 96-01624-JR). The Complaint alleged that Standard & Poor's breached its contracts with Orange County, was professionally negligent and aided and abetted the County's officers in breaching their fiduciary duty by, inter alia, assigning unduly high ratings to debt instruments issued by the County and by failing to advise the County's Board of Supervisors of the illegal acts being committed by the County's officers. On October 17, 1996, the United States District Court, Central District of California, granted Registrant's motion to withdraw the Bankruptcy Court reference. The action was transferred to the United States District Court for the Central District of California (Case No. SA CV 96-765-GLT) upon the filing on December 4, 1996 of the Bankruptcy Court's ruling on Registrant's motion to dismiss the Complaint. In that ruling, the Bankruptcy Court granted Registrant's motion to dismiss the County's aiding and abetting claim, but denied it as to the breach of contract and professional negligence claims. Registrant appealed this decision to the District Court which, on March 18, 1997, dismissed the County's professional negligence claim, with leave to amend. On April 9, 1997, the County filed an Amended Complaint for breach of contract and professional malpractice, adding a claim for punitive damages. On April 28, 1997, the Registrant filed a motion to dismiss the professional malpractice claim, which motion was denied by the District Court on June 2, 1997. Extensive discovery has been conducted. On February 13, 1998, Registrant moved again to dismiss the County's professional malpractice claim, which motion was denied by the District Court on March 16, 1998. Trial is currently scheduled to begin on May 4, 1999. In response to Registrant's interrogatories, the County has claimed compensatory damages of approximately $3 billion, subject to certain offsets. The County has also claimed unspecified punitive damages. Registrant continues to believe that the allegations of the complaint and the damages claims lack merit and is vigorously contesting the action.

Item 4.    Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------

    (a) The 1998 Annual Meeting of Shareholders of the company was held on April 29, 1998.

    (b) The following nominees having received the FOR votes set forth opposite their respective names, constituting a plurality of the votes cast at the Annual Meeting for the election of Directors, were duly elected Directors of the Registrant for three-year terms:

           DIRECTOR                 FOR                     WITHHOLD AUTHORITY
           Pedro Aspe             88,802,041                      861,863
           George B. Harvey       88,801,939                      861,965
           Richard H. Jenrette    88,758,451                      905,453
           Robert P. McGraw       88,806,981                      856,923
           Lois Dickson Rice      88,758,765                      905,139

           The terms of office of the following directors continued after the meeting: Joseph L. Dionne, Linda Koch Lorimer,
           Harold W. McGraw III, Alva O. Way, Vartan Gregorian,
           John T. Hartley, James H. Ross and Sidney Taurel.


    (c) (i) Shareholders approved the proposal to amend the Restated Certificate ofIncorporation to increase the authorized shares of Common Stock. The vote was 84,496,481 shares FOR and 4,480,023 shares AGAINST, with 687,400 shares abstaining and no broker nonvotes.
        (ii) Shareholders ratified the appointment of Ernst & Young as independent auditors for the Registrant and its subsidiaries for 1998. The vote was 89,423,697 shares FOR and 58,878 shares AGAINST, with 181,329 shares abstaining and no broker nonvotes.


Item 6.    Exhibits and Reports on Form 8-K                          Page Number
           --------------------------------                          -----------
    (a)    Exhibits;

    (3)    Amendment of the Certificate of Incorporation;               19

    (3)    By-Laws, as amended through April 29, 1998;                  23

    (12)   Computation of Ratio of Earnings to Fixed Charges;           33

    (27)   Financial Data Schedule;                                     34

    (b)    Reports on Form 8-K.

           A Report on Form 8-K was filed on April 30, 1998.
           Item 5 was reported on pursuant to said Report.

                              SIGNATURES
                              ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.





                                      THE McGRAW-HILL COMPANIES, INC.
                                      -------------------------------







Date: August 12, 1998               By       Robert J. Bahash
     ------------------               -------------------------------
                                             Robert J. Bahash
                                         Executive Vice President
                                         and Chief Financial Officer







Date: August 12, 1998               By        James L. Glenn
     ------------------               -------------------------------
                                              James L. Glenn
                                      Vice President and Controller







Date: August 12, 1998               By      Kenneth M. Vittor
     ------------------               -------------------------------
                                            Kenneth M. Vittor
                                          Senior Vice President
                                          and General Counsel

                                                                 Exhibit (3)

                            CERTIFICATE OF AMENDMENT

                                     OF THE

                         CERTIFICATE OF INCORPORATION

                                       OF

                         THE McGRAW-HILL COMPANIES, INC.

                UNDER SECTION 805 OF THE BUSINESS CORPORATION LAW














                                           Prepared by:
                                           Scott L. Bennett, Esq.
                                           Senior Vice President, Secretary
                                           and Associate General Counsel
                                           The McGraw-Hill Companies, Inc.
                                           1221 Avenue of the Americas
                                           New York, New York 10020
                                           (212) 512-3998

                            CERTIFICATE OF AMENDMENT

                                     OF THE

                          CERTIFICATE OF INCORPORATION

                       OF THE McGRAW-HILL COMPANIES, INC.

                UNDER SECTION 805 OF THE BUSINESS CORPORATION LAW




It is hereby certified that:

        (1) The name of the Corporation is THE McGRAW-HILL COMPANIES, INC. The name under which the Corporation was formed was McGraw-Hill Publishing Company, Inc. which name was changed to McGraw-Hill, Inc. on January 2, 1964 and to The McGraw-Hill Companies, Inc. on April 26, 1995.

        (2) The Certificate of Incorporation of the Corporation was filed by the Department of State on December 29, 1925.

        (3) Article III of the Certificate of Incorporation of the Corporation is hereby amended to effect an increase in the number of authorized shares of Common Stock, par value $1 per share, from 150,000,000 shares to 300,000,000 shares. The first paragraph of Article III of the Certificate of Incorporation of the Corporation is hereby amended to read as follows:
                "ARTICLE III. The aggregate number of shares which the Corporation shall have authority to issue shall be 302,891,256 shares, 891,256 shares of which shall have a par value of $10 per share and 302,000,000 shares of which shall have a par value of $ 1 per share. All of these shares are to be classified and the designations, number of shares in each class and the par value of the shares shall be as follows: $1.20 Convertible Preference Stock, 891,256 shares of the par value of $10 per share; Series Preferred Stock, 2,000,000 shares of the par value of $1 per share; and Common Stock, 300,000,000 shares of the par value of $1 per share."

        (4) This Amendment to the Certificate of Incorporation of the Corporation was properly authorized by vote at a meeting of the board of directors, duly held on February 25, 1998, followed by the vote of at least a majority of all outstanding shares of Common Stock and $1.20 Convertible Preference Stock, voting together as a single class, entitled to vote thereon at the Annual Meeting of Shareholders of the Corporation duly held on April 29, 1998.

        IN WITNESS WHEREOF, this Certificate has been signed this 29th day of April, 1998.


                                                   ----------------------
                                                   /S/ Kenneth M.  Vittor
                                                   Kenneth M. Vittor
                                                   Senior Vice President





                                                   ----------------------
                                                   /S/ Scott L. Bennett
                                                   Scott L. Bennett
                                                   Secretary

STATE OF NEW YORK        )
                         )   SS.:
COUNTY OF NEW YORK       )




        KENNETH M. VITTOR, being duly sworn deposes and says that he is the person who signed the foregoing Certificate of Amendment; that he signed said Certificate in the capacity set forth beneath his signature thereon; that he has read said Certificate and knows the contents thereof; and that the statements contained therein are true to his own knowledge.



                                                   ---------------------
                                                   /S/ Kenneth M. Vittor
                                                   Kenneth M. Vittor,
                                                   Senior Vice President



Subscribed and sworn to
Before me on April 29, 1998.




/S/ Linda Widmer

                         THE McGRAW-HILL COMPANIES, INC.

                                   BY-LAWS

                          (As amended April 29, 1998)

                                  ARTICLE I

                                STOCKHOLDERS

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


                                   ARTICLE I-A
                      NOMINATION OF DIRECTORS AND PRESENTATION
                        OF BUSINESS AT STOCKHOLDER MEETINGS

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

 3. Only such business shall be conducted at a special meeting of stockholders as shall have been brought before the meeting pursuant to the Company's notice of meeting. Nominations of persons for election to the Board of Directors may be made at a special meeting of stockholders at which directors are to be elected pursuant to the Company's notice of meeting (A) by or at the direction of the Board of Directors or (B) provided that the Board of Directors has determined that directors shall be elected at such special meeting, by any stockholder of the Company who is a stockholder of record at the time of giving of notice provided for in this Article I-A, who shall be entitled to vote at the meeting and who complies with the notice procedures set forth in this Article I-A. In the event the Company calls a special meeting of stockholders for the purpose of electing one or more directors to the Board, any such stockholder may nominate a person or persons (as the case may be), for election to such position(s) as specified in the Company's notice of meeting, if the stockholder's notice required by
    Section 2 of this Article I-A shall be delivered to the Secretary at the principal executive offices of the Company not earlier than the 90th day prior to such special meeting and not later than the close of business on the later of the 60th day prior to such special meeting or the 10th day following the day on which public announcement is first made of the date of the special meeting and of the nominees proposed by the Board of Directors to be elected at such meeting.

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


                                 ARTICLE II
                             BOARD OF DIRECTORS

 1. The business and affairs of the corporation shall be managed under the direction of the Board of Directors. Unless and until changed as provided in this Section 1 of this Article II, the number of directors constituting the Board of Directors shall be thirteen (13). The Board of Directors shall have power from time to time and at any time, by vote of a majority of the total number of directors which the corporation would have if there were no vacancies on the Board, to increase or reduce the number of directors constituting the Board of Directors to such number (subject to any limits contained in the certificate of incorporation) as the Board of Directors shall determine, but in no event to less than twelve (12) or more than twenty-five (25). Subject to the express terms and conditions of the certificate of incorporation and these By-Laws, the directors shall have the usual and customary powers and duties of directors of a corporation; also any and all powers given and permitted by law; and also power to exercise any and all powers of the corporation, and to do any and all acts without any prior action taken or consent given by the stockholders, unless required by law, or the certificate of incorporation, or by these By -Laws; the directors may exercise all powers, and do all acts and things which are not, by statute or by the certificate of incorporation or these By-Laws, expressly directed or required to be exercised or done by the stockholders.

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

         SECOND: To purchase or otherwise acquire for the Company any property, rights or privileges which the Company is authorized to acquire, at such price and on such terms and conditions, and for such consideration, as they shall, from time to time, see fit.

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

 5. A regular meeting of the Board of Directors shall be held each year, either immediately following adjournment of the Annual Meeting of Stockholders or at such other time as may be fixed by the Chairman of the Board or the President but on a date no later than 60 days following the adjournment of the Annual Meeting of Stockholders, for the purpose of electing officers, a Chairman of the Board, members of the Executive Committee, members of the other committees of the Board, and to organize the Board for the ensuing year. Regular meetings of the Board of Directors shall also be held monthly at such time and place as may be fixed by the Chairman of the Board, or the President. Notice shall be given to each director of the date of each regular meeting by the Secretary in the same manner as provided in Article II, Section 7, of these By-Laws for notice of special meetings of directors.

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

9. A majority of the entire Board of Directors shall constitute a quorum for the transaction of business, except where otherwise provided by statute or by the certificate of incorporation or by these By-Laws, and a majority of those present at the time and place of any regular or special meeting may adjourn the same from time to time without notice.

10. Any one or more members of the Board may participate in a meeting of the Board by means of a conference telephone or similar communications equipment allowing all persons participating in the meeting to hear each other at the same time. Participation by such means shall constitute presence in person at a meeting.


                                 ARTICLE III
                                 COMMITTEES

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

                                 ARTICLE IV
                                  OFFICERS

 1. The elective officers of the Corporation other than directors shall be a President and Chief Executive Officer, one or more Vice-Presidents, a Secretary and a Treasurer. Any two of the aforesaid offices may be filled by the same person, except the offices of President and Secretary. For purposes of these By-Laws the office of Vice-President also may include one or more Executive Vice-Presidents and one or more Senior Vice-Presidents. The term of office of each of said officers shall continue until the next annual election of directors and the selection of his successor by the Board of Directors. Any officer may, at any time, with or without cause, be suspended or removed from office by the affirmative vote of a majority of the entire Board at a meeting thereof. The President and Chief Executive Officer shall be chosen from among the directors.

 2. The President and Chief Executive Officer of the Corporation shall be responsible for the general and active supervision and direction of the business, policies and activities of the Corporation, subject to the control of the Board of Directors. He may execute on behalf of the Corporation all authorized deeds, bonds, mortgages, contracts, documents and papers and may affix thereto the corporate seal when required. He shall have power to sign debentures and certificates of stock of the Corporation. He shall also have such duties as the Board may from time to time determine or as may be prescribed by these By-Laws. He shall be responsible for seeing that the orders and resolutions of the Board are carried into effect.

3. If the office of the Chairman of the Board shall be vacant, or if the person holding that office shall be absent, the President shall preside at meetings of stockholders and of the Board of Directors.

 4. In the absence or inability to act of both the Chairman and the President, the Board may designate any director or senior corporate officer to perform the duties of temporary Chairman which shall include presiding at meetings of stockholders and of the Board of Directors.

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


                                ARTICLE IV A

 1. Bank Accounts, Deposits, Checks, Drafts and Orders Issued in the Company's Name. Any two of the following officers: the President, any Vice-President, and the Treasurer, Secretary or Controller may from time to time
    (1) open and keep in the name and on behalf of the Company, with such banks, trust companies or other depositories as they may designate, general and special bank accounts for the funds of the Company, and (2) terminate any such bank accounts. Any such action by two of the officers as specified above shall be made by an instrument in writing signed by such two officers and filed with the Secretary. A copy of such instrument, certified by the Secretary or an Assistant Secretary, shall be evidence to all concerned that the designations or terminations therein contained are duly authorized on behalf of the Company at the time of the certification.

    All funds and securities of the Company shall be deposited in such banks, trust companies or other depositories as are designated by the Board of Directors or by the aforesaid officers in the manner hereinabove provided, and for the purpose of such deposits, the President, any Vice-President, the Secretary, the Controller, the Treasurer or an Assistant Treasurer, and each of them, or any other person or persons authorized by the Board of Directors, may endorse, assign and deliver checks, notes, drafts, and other orders for the payment of money which are payable to the Company.
    All checks, drafts, or orders for the payment of money, drawn in the name of the Company, may be signed by the President, any Vice-President, the Secretary, the Treasurer or any Assistant Treasurer, or by any other officer or any employee of the Company who shall from time to time be designated to sign checks, drafts, or orders on all accounts or on any specific account of the Company by an "instrument of designation" signed by any two of the following officers: the President, any Vice-President, and the Treasurer, and filed with the Secretary. The Secretary or any Assistant Secretary shall make certified copies of such instruments of designation and such certified copies shall be evidence to all concerned of the authority of the persons designated therein at the time of the certification. An instrument of designation may provide for (1) the facsimile signature of any person authorized to sign by such instrument or by this Section, or (2) the revocation of authority of any person (other than an officer named in this Section) to sign checks, drafts or orders drawn in the name of the Company.

                                 ARTICLE IV B
                               INDEMNIFICATION

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

                                   ARTICLE V
                                 CAPITAL STOCK

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

                                    ARTICLE VI
                                       SEAL

 1. The Board shall provide a suitable seal, containing the name of the Corporation, the year of its creation, and the words "Corporate Seal, N.Y." or other appropriate words, which seal shall be in charge of the Secretary, to be used as directed by the Board.

                                    ARTICLE VII
                                    FISCAL YEAR

 1. The fiscal year of the Corporation shall begin the first business day in January.

                                   ARTICLE VIII
                            NOTICE AND WAIVER OF NOTICE

 1. Any notice required to be given by these By-Laws may be given by mailing the same addressed to the person entitled thereto at his address as shown on the Company's books, and such notice shall be deemed to be given at the time of such mailing.

 2. Any stockholder, director or officer may waive any notice required to be given by these By-Laws.


                                    ARTICLE IX
                                    AMENDMENTS

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

                                                              Exhibit (12)
                         The McGraw-Hill Companies, Inc.
                         -------------------------------
                Computation of Ratio of Earnings to Fixed Charges
                -------------------------------------------------
                           Periods Ended June 30, 1998
                           ---------------------------




                                                  Six        Twelve
                                                 Months      Months
                                                ---------   ---------
                                                   (In thousands)
Earnings
    Earnings from continuing operations
      before income tax expense (Note)......    $ 157,561   $ 492,516
    Fixed charges...........................       40,121      83,164
                                                ---------   ---------
       Total Earnings.......................    $ 197,682   $ 575,680
                                                =========   =========
Fixed Charges (Note)
    Interest expense........................    $  27,127   $  56,546
    Portion of rental payments deemed to be
      interest..............................       12,994      26,618
                                                ---------   ---------
       Total Fixed Charges..................    $  40,121   $  83,164
                                                =========   =========

Ratio of Earnings to Fixed Charges                   4.9x        6.9x







(Note) For purposes of computing the ratio of earnings to fixed charges, "earnings from continuing operations before income taxes" excludes undistributed equity in income of less than 50%-owned companies. "Fixed charges" consist of (1) interest on debt, and (2) the portion of the company's rental expense deemed representative of the interest factor in rental expense.

       Earnings from continuing operations before income taxes for the twelve month period ended June 30, 1998 includes a $33.2 million pre-tax provision for real estate write-downs related to the consolidation of office space in New York City and a $20.4 million pre-tax gain on the sale of Datapro Information Services.



                                      -33-