Form 10-Q
period 1998-09-30
MCGRAW-HILL COMPANIES INC
filed 1998-11-12
CIK 64040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to
                                -------- --------

                          Commission File Number 1-1023

                         THE MCGRAW-HILL companies, INC.
     ---------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   New York                                13-1026995
---------------------------------                   ---------------------------
(State of other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)

1221 Avenue of the Americas, New York, N.Y.                     10020
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X] NO [ ]

On October 30, 1998 there were approximately 98.4 million shares of common stock
 (par value $1.00 per share) outstanding.

                         THE MCGRAW-HILL COMPANIES, INC.
                         -------------------------------
                                TABLE OF CONTENTS
                                -----------------

                                                                     Page Number
 Part I. FINANCIAL INFORMATION                                       -----------
------------------------------

    Item 1.  Financial Statements
    -------
        Consolidated Statements of Income for
        the three and nine month periods ended
        September 30, 1998 and 1997                                         3

        Consolidated Balance Sheets at September 30, 1998,
        December 31, 1997 and September 30, 1997                          4-5

        Consolidated Statements of Cash Flows for the nine
        months ended September 30, 1998 and 1997                            6

        Notes to Consolidated Financial Statements                        7-9


    Item 2.  Management's Discussion and Analysis of Operating
    ------       Results and Financial Condition                        10-18


Part II.  OTHER INFORMATION
---------------------------

    Item 1.  Legal Proceedings                                            19
    ------

    Item 2.  Exhibits                                                  19-22
    ------

                                    Part I
                              Financial Information

Item 1.  Financial Statements
         --------------------

                         The McGraw-Hill Companies, Inc.
                         -------------------------------
                        Consolidated Statements of Income
                        ---------------------------------
                    Periods Ended September 30, 1998 and 1997
                    -----------------------------------------

                                        Three Months             Nine Months
                                    -------------------     -------------------
                                      1998       1997         1998        1997
                                   ---------- ----------   ---------- ----------
                                       (In thousands, except per share data)

Operating revenue ................ $1,206,425  $1,143,740 $2,790,967  $2,633,327
Expenses:
  Operating ......................    528,409     510,345  1,277,187   1,207,425
  Selling and general ............    308,843     316,590    850,793     840,065
  Depreciation and amortization ..    115,400     104,442    234,838     226,763
                                   ----------  ---------- ----------  ----------
     Total expenses ..............    952,652     931,377  2,362,818   2,274,253

Other income - net ...............     37,583      28,909     48,957      41,386
                                   ----------  ---------- ----------  ----------
Income from operations ...........    291,356     241,272    477,347     400,460

Interest expense - net ...........     13,643      15,299     38,770      40,917
                                   ----------  ---------- ----------  ----------
Income before taxes on income
  and extraordinary item .........    277,713     225,973    438,336     359,543

Provision for taxes on income ....    108,308      82,474    170,951     135,902
                                   ----------  ---------- ----------  ----------
Income before extraordinary item .    169,405     143,499    267,385     223,641

Extraordinary item - Loss on
  early extinguishment of debt,
  net of tax .....................     (8,716)       --       (8,716)       --
                                   ----------  ---------- ----------  ----------
  Net Income ..................... $  160,689  $  143,499 $  258,669  $  223,641
                                   ==========  ========== ==========  ==========
Earnings per common share:
  Basic
  Income before extraordinary item $     1.72  $     1.45 $     2.71  $     2.26
  Net Income ..................... $     1.63  $     1.45 $     2.62  $     2.26
  Diluted
  Income before extraordinary item $     1.71  $     1.44 $     2.69  $     2.24
  Net Income ..................... $     1.62  $     1.44 $     2.60  $     2.24
                                   ==========  ========== ==========  ==========
Average number of common shares
  outstanding: (Note 8)
  Basic ..........................     98,321      98,474     98,753      99,074
  Diluted ........................     99,279      99,400     99,672      99,820


                        The McGraw-Hill Companies, Inc.
                        -------------------------------
                           Consolidated Balance Sheets
                           ---------------------------


                                              Sept. 30,  Dec. 31,   Sept. 30,
                                                1998      1997        1997
                                             --------- ----------- -----------
                                                      (In thousands)
 ASSETS

 Current assets:
     Cash and equivalents .................. $   55,850 $   4,768 $    19,183
     Accounts receivable (net of allowance
        for doubtful accounts and sales
        returns)  (Note 3) .................  1,096,531    972,449  1,085,947
     Receivable from broker-dealers and
        dealer banks (Note 4) ..............      7,477      9,483      2,474
     Inventories (Note 3) ..................    326,682    290,479    316,587
     Prepaid income taxes ..................    100,298     99,131    107,079
     Prepaid and other current assets ......     74,567     88,111     82,654
                                             ---------- ---------- ----------
           Total current assets ............  1,661,405  1,464,421  1,613,924
                                             ---------- ---------- ----------

 Prepublication costs (net of accumulated
   amortization)  (Note 3) .................    305,795    326,251    316,774

 Investments and other assets:
     Investment in Rock-McGraw, Inc. - at
       equity ..............................     76,886     72,292     70,878
     Prepaid pension expense ...............    119,939    111,895    108,848
     Other .................................    175,203    167,701    173,213
                                             ---------- ---------- ----------
          Total investments and other assets    372,028    351,888    352,939
                                             ---------- ---------- ----------

 Property and equipment - at cost               902,809    838,214    808,269
     Less - accumulated depreciation .......    583,914    564,584    547,988
                                             ---------- ---------- ----------
           Net property and equipment ......    318,895    273,630    260,281

 Goodwill and other intangible assets - at
     cost (net of accumulated amortization)   1,267,520  1,308,284  1,268,578
                                             ---------- ---------- ----------
                                             $3,925,643 $3,724,474 $3,812,496
                                             ========== ========== ==========


                         The McGraw-Hill Companies, Inc.
                         -------------------------------
                           Consolidated Balance Sheets
                           ---------------------------



                                             Sept. 30,   Dec. 31,    Sept. 30,
                                               1998        1997        1997
                                           ----------- ----------- -----------
                                                      (In thousands)

 LIABILITIES AND SHAREHOLDERS' EQUITY

 Current liabilities:
     Notes payable ........................ $   93,338  $   77,395  $  236,019
     Accounts payable .....................    261,949     285,862     249,262
     Payable to broker-dealers and dealer
        banks  (Note 4) ...................      6,168       9,331       2,331
     Accrued liabilities ..................    278,003     278,194     243,402
     Income taxes currently payable .......    179,932     100,685     164,500
     Unearned revenue .....................    215,783     219,698     190,128
     Other current liabilities ............    310,920     235,077     254,784
                                            ----------  ----------  ----------
           Total current liabilities ......  1,346,093   1,206,242   1,340,426
                                            ----------  ----------  ----------
 Other liabilities:
     Long-term debt (Note 5) ..............    606,934     607,030     562,902
     Deferred income taxes ................    107,359     111,022     137,990
     Accrued postretirement healthcare and
        other benefits ....................    202,495     196,508     197,562
     Other non-current liabilities ........    171,476     169,021     164,570
                                            ----------  ----------  ----------
          Total other liabilities .........  1,088,264   1,083,581   1,063,024
                                            ----------  ----------  ----------
          Total liabilities ...............  2,434,357   2,289,823   2,403,450
                                            ----------  ----------  ----------
 Shareholders' equity (Note 6):
     Capital stock ........................    102,933     102,933     102,933
     Additional paid-in capital ...........     41,654      35,469      43,399
     Retained income ......................  1,685,394   1,542,854   1,511,316
     Accumulated other comprehensive income    (77,323)    (74,247)    (69,919)
                                            ----------  ----------  ----------
                                             1,752,658   1,607,009   1,587,729

 Less - Common stock in treasury-at cost ..    243,873     159,447     164,601
        Unearned compensation on
          restricted stock ................     17,499      12,911      14,082
                                            ----------  ----------  ----------
       Total shareholders' equity .........  1,491,286   1,434,651   1,409,046
                                            ----------  ----------  ----------
                                            $3,925,643  $3,724,474  $3,812,496
                                            ==========  ==========  ==========




                       The McGraw-Hill Companies, Inc.
                       -------------------------------
                     Consolidated Statements of Cash Flows
                     -------------------------------------
             For The Nine Months Ended September 30, 1998 and 1997
             -----------------------------------------------------

                                                             1998       1997
                                                          ---------  ---------
                                                            (In thousands)

Cash flows from operating activities ...................
 Net income ............................................. $ 258,669  $ 223,641
       Adjustments to reconcile net income to
         cash provided by operating activities:
     Depreciation .......................................    56,473     53,068
     Amortization of goodwill and intangibles ...........    39,831     37,429
     Amortization of prepublication costs ...............   138,534    136,266
     Provision for losses on accounts receivable ........    58,089     64,296
     Provision for facility reserve .....................      --       33,152
     Gain on the disposition of Datapro .................      --      (20,404)
     Gain on Sale of Building ...........................   (26,656)      --
     Other ..............................................     2,179      4,949
 Changes in assets and liabilities net of effect of
       acquisitions and dispositions:
     Increase in accounts receivable ....................  (189,116)  (286,385)
     Increase in inventories ............................   (37,892)   (46,081)
     Decrease in prepaid and other current assets .......    10,655        769
     Increase/(decrease) in accounts payable, accrued
          expenses and other current liabilities ........    39,135     20,960
     Increase/(decrease) in unearned revenue ............     1,898    (24,515)
     Increase/(decrease) in interest and income taxes
          currently payable .............................    72,739    (76,547)
     Increase/(decrease) in prepaid/deferred income taxes     1,449       (643)
     Net change in other assets and liabilities .........    (5,659)   (16,771)
 --------------------------------------------------------  ---------  ---------
 Cash provided by operating activities ..................   420,328    103,184
 --------------------------------------------------------  ---------  ---------
 Investing activities
     Investment in prepublication costs .................  (113,796)  (122,376)
     Purchases of property and equipment ................  (111,942)   (46,172)
     Proceeds from exchange of Shepard's/McGraw-Hill
          for the Times Mirror Higher Education Group ...      --        6,730
     Acquisition of businesses ..........................   (13,668)   (24,834)
     Disposition of property, equipment and businesses ..    66,383     57,579
 --------------------------------------------------------  ---------  ---------
     Cash used for investing activities .................  (173,023)  (129,073)
 --------------------------------------------------------  ---------  ---------
     Financing activities
        Net additions to commercial paper borrowings ....   171,058    212,630
        Repayments of long-term debt ....................  (154,878)      --
        Dividends paid to shareholders ..................  (116,129)  (107,209)
        Exercise of stock options .......................    15,750     18,291
        Repurchase of Treasury shares ...................  (105,636)   (79,899)
        Other ...........................................    (6,388)    (2,171)
 --------------------------------------------------------  ---------  ---------
 Cash (used for)/provided by financing activities .......  (196,223)    41,642
 --------------------------------------------------------  ---------  ---------
 Net change in cash and equivalents .....................    51,082     15,753
 Cash and equivalents at beginning of period ............     4,768      3,430
 --------------------------------------------------------  ---------  ---------
 Cash and equivalents at end of period .................. $  55,850  $  19,183
                                                           =========  =========

                         The McGraw-Hill Companies, Inc.
                         -------------------------------
                          Notes to Financial Statements
                          -----------------------------

1. The financial information in this report has not been audited, but in the opinion of management all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly such information have been included. The operating results for the three and nine month periods ended September 30, 1998 and 1997 are not necessarily indicative of results to be expected for the full year due to the seasonal nature of some of the company's businesses. The financial statements included herein should be read in conjunction with the financial statements and notes included in the company's Annual Report on Form 10-K for the year ended December 31, 1997.

     Certain prior year amounts have been reclassified for comparability purposes.

2. The following table is a reconciliation of the company's net income to comprehensive income for the three month and nine month periods ended
     September 30, 1998:

                                         Three Months            Nine Months
                                     --------------------  ---------------------
                                         1998      1997       1998       1997
                                      --------- ---------  ---------- ----------
                                                  (In thousands)

 Net Income .......................... $160,689  $143,499   $258,669   $223,641
 Foreign currency translation
   adjustment - net of tax: ..........    1,383    (2,341)    (3,076)   (12,617)
                                        -------- ---------  ---------  ---------
 Comprehensive Income ................ $162,072  $141,158   $255,593   $211,024
                                        ======== =========  =========  =========


3.            The  allowances for  doubtful  accounts  and  sales  returns, the components of inventory and the accumulated  amortization of prepublication costs were as follows:
                                        Sept. 30,      Dec. 31,        Sept. 30,
                                          1998           1997            1997
                                       ----------     ----------      ----------
                                                   (In thousands)

     Allowance for doubtful accounts   $   93,515     $   98,321      $  100,197
                                       ==========     ==========      ==========
     Allowance for sales returns       $   97,143     $   84,308      $   87,945
                                       ==========     ==========      ==========
     Inventories:
        Finished goods                 $  253,892     $  233,105      $  242,608
        Work-in-process                    47,294         28,455          43,012
        Paper and other materials          25,496         28,919          30,967
                                       ----------     ----------      ----------
     Total inventories                 $  326,682     $  290,479      $  316,587
                                       ==========     ==========      ==========
     Accumulated amortization of
        prepublication costs           $  593,634     $  526,156      $  576,938
                                       ==========     ==========      ==========


                        The McGraw-Hill Companies, Inc.
                         -------------------------------
                          Notes to Financial Statements
                          -----------------------------


4. A subsidiary of J.J. Kenny Co. acts as an undisclosed agent in the purchase and sale of municipal securities for broker-dealers and dealer banks and the company had $ 462.8 million of matched purchase and sale commitments at September 30,1998. Only those transactions not closed at the settlement date are reflected in the balance sheet as receivables and payables.


5. A summary of long-term debt follows:

                                               Sept. 30,   Dec. 31,    Sept. 30,
                                                 1998       1997         1997
                                             ----------  ----------   ----------
                                                              (In thousands)

 9.43% senior notes due 2000 ......           $ 95,043    $250,000      $250,000
 Commercial paper supported by
    bank revolving credit agreement            504,878      350,000      300,000
 Other ............................              7,013        7,030       12,902
                                              --------     --------     --------
 Total long-term debt .............           $606,934     $607,030     $562,902
                                              ========     ========     ========


6. Common shares approved for issuance for conversions and stock based awards were as follows:

                                         Sept. 30,      Dec. 31,       Sept. 30,
                                           1998          1997            1997
                                        ----------    -----------     ----------

 $1.20 convertible preference stock
    at the rate of 6.6 shares for each
    share of preference stock ........       8,989          8,989          9,134
 Stock based awards ..................   9,433,809     10,239,262     10,591,967
                                        ----------     ----------     ----------
                                         9,442,798     10,248,251     10,601,101
                                        ==========     ==========     ==========


7. Cash dividends per share declared during the periods were as follows:


                                   Three Months            Nine Months
                                   -----------            ------------
                                   1998   1997            1998    1997
                                   ----   ----            ----    ----

     Common stock                  $.39   $.36            $1.17  $1.08
     Preference stock               .30    .30            $ .90    .90


                         The McGraw-Hill Companies, Inc.
                         -------------------------------
                          Notes to Financial Statements
                          -----------------------------


8. A reconciliation of the number of shares used for calculating basic earnings per common share and diluted earnings per common share for the three months and the nine months ended September 30, 1998 and 1997 follows:

      Three month period                                1998     1997
      ------------------                               ------   ------
                                                        (In thousands)

 Average number of common shares outstanding - basic   98,321   98,474
 Effect of stock options and other dilutive
   Securities ......................................      958      926
                                                       ------   ------
 Average number of common shares outstanding -
   Diluted .........................................   99,279   99,400
                                                       ======   ======


      Nine month period                                 1998     1997
      -----------------                                ------   ------
                                                       (In thousands)

 Average number of common shares outstanding - basic   98,753   99,074
 Effect of stock options and other dilutive
   Securities ......................................      919      746
                                                       ------   ------
 Average number of common shares outstanding -
   Diluted .........................................   99,672   99,820
                                                       ======   ======

Restricted performance shares outstanding at September 30, 1998 of 553,000 were not included in the computation of diluted earnings per common share because the necessary vesting conditions have not yet been met.

9. In June 1997 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information. The new standard must be adopted for the year ended December 31, 1998. SFAS No. 131 establishes standards for the manner in which companies report information about operating segments and related disclosures about products and services, geographic areas and major customers. SFAS No. 131 supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise. The adoption of SFAS No. 131 will not have a material impact on the company's financial statement disclosures.

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The new standard is effective January 1, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities, requiring companies to recognize all derivatives as either assets or liabilities on their balance sheet and measuring them at fair value. The adoption of SFAS No. 133 will not have a material impact on the company's financial statement disclosures.

               Management's Discussion and Analysis of Operating
               --------------------------------------------------
                         Results and Financial Condition
                         -------------------------------

Operating profit by segment is total operating revenue less expenses which are deemed to be related to the unit's operating revenue. A summary of operating results by segment for the three months and nine months ended September 30, 1998 and 1997 follows:

                                          1998                       1997
                                    -------------------       ------------------
                                              Operating               Operating
                                    Revenue     Profit    Revenue       Profit
                                  ----------  ---------- ----------   ----------
 Three Months .................                 (In thousands)

 Educational and Professional
     Publishing ...............   $  713,023  $ 183,930  $  681,214   $ 178,276
 Financial Services ...........      287,131    111,163     243,944      49,660
 Information and Media Services      206,271     19,130     218,582      37,336
 ------------------------------   ----------  ---------  ----------   ---------
 Total operating segments .....    1,206,425    314,223   1,143,740     265,272
 General corporate expense ....         --      (22,867)       --       (24,000)
 Interest expense - net .......         --      (13,643)       --       (15,299)
 ------------------------------   ----------  ---------  ----------   ---------
 Total company ................   $1,206,425  $ 277,713* $1,143,740   $ 225,973*
                                  ==========  =========  ==========   =========


                                             1998                    1997
                                     -------------------       -----------------
                                             Operating                Operating
                                    Revenue    Profit      Revenue      Profit
                                  ---------- ----------  ----------   ----------
 Nine Months ..................                   (In thousands)

 Educational and Professional
     Publishing ...............   $1,275,597  $ 179,656  $1,235,349   $ 169,929
 Financial Services ...........      850,775    280,362     713,272     194,186
 Information and Media Services      664,595     73,066     684,706      89,508
 ------------------------------   ----------  ---------  ----------   ---------
 Total operating segments .....    2,790,967    533,084   2,633,327     453,623
 General corporate expense ....         --      (55,978)       --       (53,163)
 Interest expense - net .......         --      (38,770)       --       (40,917)
 ------------------------------   ----------  ---------  ----------   ---------
 Total company ................   $2,790,967  $ 438,336* $2,633,327   $ 359,543*
                                  ==========  =========  ==========   =========

*Income before taxes on income.

          Management's Discussion and Analysis of Operating Results and
          -------------------------------------------------------------
                               Financial Condition
                               -------------------

Operating Results - Comparing Periods Ended September 30, 1998 and 1997
-----------------------------------------------------------------------
Three Months
------------
Consolidated Review
-------------------

Operating revenue for the quarter of $1.2 billion increased $62.7 million or 5.5% over the 1997 quarter, essentially due to strong growth in the Financial Services and Educational and Professional Publishing segments. Excluding divested businesses, revenues increased 7.5% for the quarter.

Net income for the quarter was $160.7 million, a 12.0% increase over 1997. Included in the respective periods are the following one-time items: In the third quarter for 1998, the company recorded a $26.7 million pre-tax gain ($16.3 million after-tax and 16 cents per diluted common share) on the sale of an office building, reflecting an improved real estate market in New York City. The pre-tax gain is recorded as other income on the consolidated statement of income and is reflected in the operating profit of the Financial Services segment; an $8.7 million extraordinary loss after taxes of $5.6 million (9 cents per diluted common share) on the early extinguishment of debt; and a $16.0 million pre-tax charge ($9.8 million after-tax and 9 cents per diluted common share) in the Educational and Professional Publishing segment for the write-down of assets at the Continuing Education Center due to a continuing decline in enrollments.

In the third quarter of 1997, the company divested its McGraw-Hill London House and McGraw-Hill School Systems businesses for proceeds of $29 million in cash; the proceeds approximated book values of the properties. Also during the quarter, the company divested its Datapro Information Services business for proceeds of $25 million in cash; the quarter results reflect a pre-tax gain of $20.4 million ($20.2 million after-tax, or 20 cents per diluted common share) on the divestiture. The pre-tax gain is recorded as other income on the consolidated statement of income and is reflected in the operating profit of the Information and Media Services segment.

1997 expenses also include a one-time, non-cash provision of $33.2 million ($19.9 million after tax, or 20 cents per diluted common share) for the consolidation of office space in New York City. The one-time provision was primarily for the write-down of a building and the write-down of leasehold improvements for office space vacated in the company's headquarters building. The provision was allocated as follows: Educational and Professional Publishing - $8.6 million; Financial Services - $20.4 million; Information and Media Services - $1.5 million; and Corporate - $2.7 million.

Excluding the extraordinary loss and other one-time items in 1998 and 1997, net income was $162.9 million or 13.7% higher than the same period in 1997.

Earnings per share for the third quarter was $1.62, an increase of 12.1% over 1997. Excluding the extraordinary loss and other one-time items, EPS was $1.64, a 13.8% increase over 1997.

Net interest expense of $13.6 million decreased $1.7 million or 10.8% from the prior year primarily due to lower average commercial paper borrowings.

Segment Review
--------------

Educational and Professional Publishing revenues of $713 million rose 4.7% over a very strong 1997 performance. 1997 included strong performances in the education business with major successes in Texas Social Studies and California reading results. Excellent performance by Glencoe/McGraw-Hill (secondary schools) and SRA/McGraw-Hill (supplementary market) drove the el-hi businesses for 1998. Glencoe's new multimedia math and algebra programs captured significant market share in several adoption states and open territories. Social studies, science and foreign language also performed well in adoption states and open territories. The school division was the leader for the second year in a row in the California reading adoption program in the K-6 market with the basal program, Spotlight on Literacy. SRA/McGraw-Hill outperformed some basal publishers on the strength of its phonics based programs, Collection for Young Scholars and Direct Instruction. The school and SRA combination captured 35% of the California reading market this year. Although elementary school math sales had some success in the open territories, they were disappointing in adoption states. Management believes that the math program has been significantly improved for next year. To strengthen the supplementary business, the company acquired Optical Data Corporation. Optical Data provides video enhanced supplementary materials and is particularly strong in science. The Higher Education business, with success in the front list and back list, produced a strong gain and improved market share. The 14th edition of the all-time best selling economics text, McConnell's and Brue's Economics, set a new sales record. The professional book group also had a good quarter with strong sales in computer certification books. The international publishing revenue declined, as gains in Canada and Spanish language publishing units could not offset softness in Asia-Pacific markets. The Continuing Education Center (CEC) continues to suffer from declining enrollments, which led to a pretax charge of $16 million to write down assets to their net realizable value.

Segment Operating Profit improved to $184 million, an increase of 3.2% over 1997. Excluding the write-down for CEC and the facilities charge in 1997, operating profit increased 7.0%, reflecting improved operating results in the overall education group, partly offset by softness at International Publishing and CEC.

Financial Services revenue increased $43.2 million or 17.7% to $287.1 million, driven by growth in both the S&P Ratings and S&P Financial Information Services groups. S&P Ratings continued to produce substantial gains in both the domestic and foreign markets even though new issue volume in the high-yield market dropped sharply in the third quarter from first half levels. Strong performance in corporate, structured and public finance markets contributed to the growth. Overall, the U.S. bond market new issue dollar volume increased 22% to $307.8 billion but the number of issuances decreased slightly. The Eurobond market dollar volume and issuances decreased 9.5% and 28.3%, respectively. S&P Financial Information Services group revenue improved, fueled somewhat by the increased stock market volatility. The average daily volume for S&P futures and options on futures grew from approximately 115,000 in July to over 204,000 in September; the average daily volume for options on the S&P 500 grew from approximately 85,000 in July to over 147,000 in September. S&P earns a fee every time a contract based on S&P indexes is traded at the Chicago Mercantile Exchange and the Chicago Board Options Exchange. The group expanded its roster of global indexes by introducing the S&P Euro and the S&P Euro Plus. Indexes for other regions and countries are being planned. The company also benefited from the increased volume of Standard & Poor's Depository Receipts (SPDRS) based on the S&P 500 and the S&P 400 mid-cap stock price indexes. Global information services for the commodities markets and mutual funds also showed strength in the third quarter. As part of its continuing investment in new products and services, the company launched Global Markets Live, a web-based subscription service with real-time information on global financial markets across all asset classes.

Segment Operating Profit was $111.2 million compared to 1997 operating profit of $49.7 million. Excluding the gain on the sale of the office building in 1998 and the facilities charge in 1997, operating profit was $84.5 million, 20.6% higher than the comparable period in 1997. The profit improvement is due to growth in both Ratings and Financial Information Services Groups somewhat slowed by investments in technology and development of new products and services.

Information and Media Services revenue of $206.3 million decreased 5.6% from 1997. Excluding divested businesses in 1998 and 1997, revenue increased 4.7% primarily driven by increases in all businesses except Broadcasting. Business Week revenue grew primarily due to improved revenue per page and more advertising pages. In other advertising based products, the Broadcasting revenue declined due to the General Motors strike and lower ABC ratings, while improvement at the Aviation Group, Modern Plastics and Modern Plastics International magazines helped offset softness at the Healthcare magazines. The Construction Information Group revenues increased due primarily to new products. The Group commenced the regional rollout of Dodge Plans, a service that delivers specifications and last-minute changes directly to the customer's office via CD-ROM or through on-line delivery. Segment operating profit of $19.1 million decreased 48.8% or $18.2 million. Excluding the gain on sale of Datapro and the one-time facilities charge, operating profit increased 3.8%. The improvement in earnings reflects growth at Business Week and science and technology magazines, somewhat offset by softness at Broadcasting and increased investments in technology and new products.

Nine Months
-----------
Consolidated Review
-------------------

For the first nine months of the year, operating revenue of $2.8 billion increased 6.0% or $157.6 million over 1997. The increases are across all businesses except International Publishing, CEC and the Healthcare Publications Group. Net income of $258.7 million increased $35.0 million or 15.7% from 1997. EPS for the nine-month period was $2.60, up 16.1% from 1997. Excluding the extraordinary loss and other one-time items for both periods, net income was $260.9 million, an increase of 16.8% over 1997. Diluted earnings per share on the same basis was $2.62, a 17.0% increase over 1997.

Net interest expense of $38.8 million decreased 5.3% from 1997 essentially due to lower average borrowings. Borrowing levels are down due to improved operating results. Average commercial paper borrowing rates were 5.6% for both periods.

Segment Review
--------------

Educational and Professional Publishing revenue of $1.3 billion increased $40.2 million or 3.3% over 1997. Segment Operating profit of $179.7 million was 5.7% higher than 1997. Excluding the one-time items for both periods, operating profit was $195.7 million, a 9.6% increase over 1997. The increase is essentially driven by strong growth in Glencoe and SRA, which performed well in both adoption states and open territories. Somewhat offsetting the above was lower market potential in the elementary market which affected School division results. Nevertheless, the School division reported good results in the second year of the California reading adoption and its social studies program which captured 60% market share in Texas in 1997.

Financial Services revenue of $850.8 million increased $137.5 million or 19.3% over 1997. Segment operating profit of $280.4 million was $86.2 million or 44% higher than 1997. Excluding the one-time items in both periods, operating profit was $253.7 million or 18.2% higher than 1997 and in line with revenue growth. S&P Ratings led the growth due to new issuances in the entire U.S. corporate bond markets, particularly in the high yield sector which softened in the third quarter, structured finance and municipal bond markets. The S&P Financial Information Services Group posted revenue growth, but profit declined slightly due to investment in technology and new products.

Information and Media Services revenues of $664.6 million declined by $20.1 million or 2.9% from 1997. Excluding divested businesses in both periods, revenue increased 4.3%. The increase in revenue is driven by growth in the Construction Group and in Business Week due to higher advertising pages and revenue per page. Segment operating profit of $73.1 million declined 18.4% from 1997. Excluding the results of the divested business, the gain on sale of Datapro and the facilities charge in 1997, profit was $80.9 million, or 4.4% over 1997. The increase in continuing businesses is primarily due to a strong performance at Business Week and moderate growth in Broadcasting, partly offset by softness in healthcare magazines and increased spending on technology and new products.

Financial Condition
-------------------

Net cash flow provided by operating activities amounted to $420.3 million in 1998 as compared to $103.2 million in 1997. The primary reasons for the increase are improved operating results over the prior year and $150 million in lower tax payments made in 1998 versus 1997 in connection with the exchange of Shepard's/McGraw-Hill for the Times Mirror Higher Education Group in 1996. The company's strong presence in school publishing and higher education significantly impacts the seasonality of its earnings and borrowing patterns over the year, with the company borrowing during the first half of the fiscal year and generating cash in the second half of the year, primarily in the fourth quarter.

Cash used for investing activities increased to $173.0 million in 1998 from $129.1 million in 1997 primarily due to capital expenditures in connection with the company's consolidation of office space in New York. Cash used for financing activities was $196.2 million in 1998 as compared with cash provided from financing activities in 1997 of $41.6 million due to lower borrowings.

Commercial paper borrowings at September 30, 1998 totaled $558 million, an increase of $177 million from December 31, 1997. The primary reason for the increase is due to the company's repurchase of $155 million of senior notes due in 2000. Commercial paper debt is supported by a $800 million revolving credit agreement with a group of banks terminating in February 2002. There are no amounts outstanding under this agreement. $505 million of the commercial paper borrowings outstanding has been classified as long-term.

In September 1998, the company commenced a tender offer for its $250 million of 9.43% senior notes due in 2000. Approximately $155 million were tendered, leaving $95 million of 9.43% senior notes outstanding. The company incurred an $8.7 million loss after taxes of $5.6 million (9 cents per diluted common share) which was classified as an extraordinary item on the income statement for the three-month and nine-month periods ended September 30, 1998. The repurchase of these notes was financed with additional commercial paper borrowings. Under a shelf registration filed with the Securities and Exchange Commission, the company can issue an additional $250 million of debt securities. The company anticipates refinancing a portion of the commercial paper, including amounts used to repurchase the notes, with long-term debt to take advantage of attractive interest rates.

During the third quarter, the company purchased approximately 1.05 million shares of its common stock at a cost of $82.9 million. With its third quarter purchases, the company has reached the four million share limit approved by the company's Board of Director's in 1996. The repurchased shares will be used for general corporate purposes, including the issuance of shares for stock compensation plans.

Accounts receivable of $1.3 billion before reserves increased $132 million from the end of 1997 due primarily to the seasonal nature of the company's book publishing businesses, reflecting an increase in school publishing receivables from third quarter sales. Inventories increased $36 million to $327 million from the end of 1997 due primarily to inventory purchases for school publishing adoptions.

Net prepublication costs decreased $20 million from the end of 1997 to $306 million as the amortization exceeded spending for school publishing, higher education and professional publishing products. Prepublication cost spending in the first nine months of 1998 totaled $114 million compared to $122 million in 1997. The level of prepublication cost spending for 1998 is expected to total between $160 million and $180 million.

Purchases of property and equipment of $112 million were $65 million higher than the comparable period last year, primarily due to the company's consolidation of office space in New York City. Operating cash flow and commercial paper borrowings under existing facilities financed these expenditures. Spending is expected to continue at the current rate as the company begins to occupy its new locations.

Year 2000 Issue
---------------

Computer software and certain embedded systems that use two digits rather than four to identify the applicable year may be unable to interpret appropriately the calendar Year 2000, and thus could potentially disrupt normal business activities. The Year 2000 issue affects virtually all companies and organizations.

The company uses software in various aspects of its business, including product development, product support and many administrative functions such as billing and receiving information and merchandise from suppliers. The company's technology environment, including non-information technology systems, has been reviewed internally and by outside parties, with special emphasis placed on the company's key information processes, to assess the company's Year 2000 risks. Plans have been developed to remediate or replace and test systems at each operating unit to achieve Year 2000 readiness. The cost to assess, remediate and test systems that will not be replaced will approximate $18 million between 1998 and 2000; approximately $6 million has been spent to date. Certain systems that are not Year 2000 ready are being replaced as part of ongoing system development projects.

Due to the unique and pervasive nature of the Year 2000 issue, it is impossible to ascertain the extent to which this issue might affect each and every operation. The Company believes it is adequately addressing the Year 2000 issues, both internally and with key vendors, redistributors, suppliers and customers, and expects a positive resolution.

The company has hired outside vendors to assist the operating units in implementing computer systems that need to be replaced and/or modified to be Year 2000 ready and to assist in remediation and testing. Each of the company's operating units has a designated leader who is responsible for overseeing and coordinating the day-to-day procedures in getting Year 2000 ready.

As of September 30, 1998, approximately two-thirds of the company's applications have been remediated or replaced, with the remaining one-third to be completed by the end of the year or shortly thereafter. The company has targeted July 1999 as the expected date that all computer systems and technology vital to each operating unit's profitability and functionality, including non-information technology, will have been remediated, tested and will be Year 2000 ready. As of the filing date of this document, there have been no material setbacks in meeting the target dates and the company does not believe that there will be a major break in service due to the Year 2000 issue.

In the event the Company identifies any computer systems that may not meet the July 1999 target date, contingency plans will be developed in the early part of 1999 to ensure that they are Year 2000 ready as soon as practicable thereafter, and prior to January 1, 2000. The company is also reviewing business continuity plans in place that cover its current worldwide operations and is preparing to devote appropriate internal and external resources in the event of an unforeseen or unanticipated Year 2000 readiness issue arising on or after January 1, 2000, including those related to third party dependencies.

The company is communicating with third parties, including its key vendors, redistributors and customers, to determine their plans to address the Year 2000 issue. The company is taking the following steps to determine if key third parties are addressing the Year 2000 issue:
(1) identifying and documenting all third parties related to the company's vital information systems; (2) sending letters asking them to detail their steps to become Year 2000 ready; and, (3) based on the responses, establishing follow-up time schedules to evaluate progress on the issue. Although the company expects a positive resolution to these issues, it is difficult at this time to ascertain the financial impact to the company if these third parties do not remediate their computer systems on a timely basis.

Standard & Poor's Financial Information Services and Ratings Groups have been responding to the Securities Industry Association's ("SIA") inquiries on the securities industry readiness. The SIA has concluded that both Financial Information Services and Ratings responded thoroughly. As a part of this inquiry, the Financial Information Services and Ratings Groups provided the SIA with the appropriate documents, which included an overview of Year 2000 projects, the techniques used to make their products Year 2000 ready, results of test data, methods of updating databases and critical third party product dependencies.


Euro Conversion
---------------

On January 1, 1999, certain member nations of the European Economic and Monetary Union ("EMU") will adopt a common currency, the Euro. For a three and a half-year transition period, non-cash transactions may be denominated in either the Euro or in the old national currencies. After July 1, 2002, the Euro will be the sole legal tender for EMU countries. The adoption of the Euro will affect a multitude of financial systems and business applications as the commerce of these nations will be transacted in the Euro and the existing national currency. For the year ended December 31, 1997, and for the period ended September 30, 1998, approximately 5 percent of the Company's revenues were derived from EMU countries.

The company is currently addressing Euro related issues and its impact on information systems, currency exchange rate risk, taxation, contracts, competition and pricing. Action plans currently being implemented are expected to result in compliance with all laws and regulations; however, there can be no certainty that external factors will not have an adverse effect on the Company's operations. Any costs associated with the adoption of the Euro will be expensed as incurred and the Company does not expect these costs to be material to its results of operations, financial condition or liquidity.

    "Safe Harbor Statement under the Private Securities Litigation Reform
                                  Act of 1995"
    ---------------------------------------------------------------------

This section, as well as other portions of this document, includes certain forward-looking statements about the company's business, new products, sales, expenses, cash flows, and operating and capital requirements. Such forward-looking statements include, but are not limited to: the strength of profit levels at Standard & Poor's Rating's Services; the level of capital expenditures, cash flow, debt levels and prepublication cost spending; the Educational and Professional Publishing Group's level of success in state adoptions; the level of success of new product development and resolution of Year 2000 and Euro issues.

Actual results may differ materially from those in any forward-looking statements because any such statements involve risks and uncertainties and are subject to change based on various important factors, including but not limited to: worldwide economic and political conditions, the health of capital and equity markets, currency and foreign exchange volatility, continued state and local funding for educational matters, the successful marketing of new products, the effect of competitive products and pricing.

                                    PART II

                                Other Information

Item 1.   Legal Proceedings
          -----------------
          County of Orange v. McGraw-Hill Companies, Inc.
          -----------------------------------------------

          In previous filings, Registrant reported that a Complaint was filed on June 11, 1996, in the United States Bankruptcy Court, Central District of California, in an action captioned County of Orange v. McGraw-Hill Companies, Inc., d/b/a Standard & Poor's (Case No. SA 94-222-72-JR; Adversary No. SA 96-01624-JR). The Complaint alleged that Standard & Poor's breached its contracts with Orange County, was professionally negligent and aided and abetted the County's officers in breaching their fiduciary duty by, inter alia, assigning unduly high ratings to debt instruments issued by the County and by failing to advise the County's Board of Supervisors of the illegal acts being committed by the County's officers. The action was transferred to the United States District Court for the Central District of California (Case No. SA CV 96-765-GLT) upon the filing on December 4, 1996 of the Bankruptcy Court's ruling on Registrant's motion to dismiss the Complaint. In that ruling, the Bankruptcy Court granted Registrant's motion to dismiss the County's aiding and abetting claim, but denied it as to the breach of contract and professional negligence claims. Registrant appealed this decision to the District Court which, on March 18, 1997, dismissed the County's professional negligence claim, with leave to amend. On April 9, 1997, the County filed an Amended Complaint for breach of contract and professional malpractice, adding a claim for punitive damages. On April 28, 1997, the Registrant filed a motion to dismiss the professional malpractice claim, which motion was denied by the District Court on June 2, 1997. On February 13, 1998, Registrant moved again to dismiss the County's professional malpractice claim, which motion was denied by the District Court on March 16, 1998. On September 25, 1998, Registrant filed two motions for partial summary judgment, one to preclude the County from claiming damages with respect to Registrant's 1993 ratings of County debt ("1993 Motion") and one to preclude the County from claiming damages on behalf of pool participants ("Pool Participants" Motion"). On September 28, 1998, the County moved to consolidate ("Consolidation Motion") the trial of its case against Registrant with the trial of its case against Rauscher, Pierce, Refsnes, Inc., which motion was opposed by Registrant. In late October 1998, the Court denied Registrant's 1993 Motion; granted in part and denied in part Registrant's Pool Participants Motion, holding that the County could not assert claims on behalf of the pool participants with respect to Registrant's rating of pool participants' debt but could assert claims on behalf of pool participants with respect to Registrant's rating of County debt; and denied the County's Consolidation Motion. Extensive discovery has been conducted. Trial is currently scheduled to begin on May 4, 1999. In response to Registrant's interrogatories, the County has claimed (inconsistently with damages claims made by the County in other litigation documents) compensatory damages of approximately $3 billion, subject to certain offsets. The County has also claimed unspecified punitive damages. Registrant continues to believe that the allegations of the complaint and the damages claims lack merit and is vigorously contesting the action.

Item 2.      Exhibits                                                Page Number
             --------                                                -----------

     (12)     Computation of Ratio of Earnings to Fixed Charges.          21
     (27)     Financial Data Schedule                                     22

                                   Signatures
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                 The McGraw-Hill Companies, Inc.
                                                 -------------------------------






Date:      NOVEMBER 8, 1998                       By   Robert J. Bahash
        --------------------                      ------------------------------
                                                           Robert J. Bahash
                                                       Executive Vice President
                                                     and Chief Financial Officer






Date:      NOVEMBER 10, 1998                      By    James L. Glenn
        --------------------                      ------------------------------
                                                            James L. Glenn
                                                   Vice President and Controller






Date:     NOVEMBER 11, 1998                       By    Kenneth M. Vittor
        --------------------                      ------------------------------
                                                           Kenneth M. Vittor
                                                         Senior Vice President
                                                          and General Counsel


                                                                    Exhibit (12)
                         The McGraw-Hill Companies, Inc.
                         -------------------------------

                Computation of Ratio of Earnings to Fixed Charges
                -------------------------------------------------

                        Periods Ended September 30, 1998
                         -------------------------------



                                                   Nine             Twelve
                                                 Months             Months
                                               ---------          ---------
                                                       (In thousands)

Earnings
      Earnings from continuing operations
         Before income tax expense (Note)       $ 433,742          $ 544,051
      Fixed charges                                61,030             80,410
                                                ---------          ---------
Total Earnings                                  $ 494,772          $ 624,461
                                                =========          =========
Fixed Charges (Note)
      Interest expense                          $  41,104          $  54,162
      Portion of rental payments deemed to be
         Interest                                  19,926             26,685
                                                ---------          ---------
          Total Fixed Charges                   $  61,030          $  80,847
                                                =========          =========

Ratio of Earnings to Fixed Charges                  8.1x               7.7x






(NOTE)
                    For purposes of computing the ratio of earnings to fixed charges, "earnings from continuing operations before income taxes" excludes undistributed equity in income of less than 50%-owned companies. "Fixed charges" consist of (1) interest on debt, and (2) the portion of the company's rental expense deemed representative of the interest factor in rental expense.

                    Earnings from continuing operations before income taxes for the nine and twelve month periods ended September 30, 1998 includes a $26.7 million gain on the sale of a building and a charge of $16.0 million for the write-down of assets for Continuing Education Center. The twelve-month period ended September 30, 1998 also includes a $33.2 million provision for real estate write-downs related to the consolidation of office space in New York City and a $20.4 million gain on the sale of Datapro Information Services.