Form 10-K
period 1998-12-31
MCGRAW-HILL COMPANIES INC
filed 1999-03-26
CIK 64040

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                Washington, D. C. 20549
                                       FORM 10-K


          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 1998



                         THE McGRAW-HILL COMPANIES, INC.
           ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               NEW YORK                                13-1026995
     -------------------------------               -------------------
     (State or other jurisdiction of               (I.R.S. Employer
     incorporation or organization)                Identification No.)

1221 AVENUE OF THE AMERICAS, NEW YORK, N.Y.               10020
-------------------------------------------             ---------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code    (212) 512-2000
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

                                   None
                             ----------------
                             (Title of class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      The aggregate market value of voting stock held by nonaffiliates of the registrant as of February 26, 1999, was $10,812,364,919.

      The number of shares of common stock of the registrant outstanding as of February 26, 1999 was 98,799,551 shares. (197,599,102 shares after the two-for-one stock split approved by the company's Board of Directors on January 27, 1999.)

      Part I, Part II and Part IV incorporate information by reference from the Annual Report to Shareholders for the year ended December 31, 1998. Part III incorporates information by reference from the definitive proxy statement mailed to shareholders March 26, 1999 for the annual meeting of shareholders to be held on April 28, 1999.

                                TABLE OF CONTENTS

                                     PART I

Item                                                                       Page
----                                                                       ----
  1.    Business.....................................................        1

  2.    Properties...................................................      2 - 3

  3.    Legal proceedings............................................        4

  4.    Submission of matters to a vote of security holders .........        5

   Executive officers of the registrant..............................        6

                                     PART II

  5.    Market for the registrant's common stock and related
        stockholder matters..........................................        7

  6.    Selected financial data......................................        7

  7.    Management's discussion and analysis of financial
        condition and results of operations..........................        7

 7A.    Market Risk..................................................        7

  8.    Consolidated financial statements and supplementary
        data.........................................................        7

  9.    Changes in and disagreements with accountants on accounting
        and financial disclosure.....................................        7

                                    PART III

 10.    Directors and executive officers of the registrant...........        8

 11.    Executive compensation.......................................        8

 12.    Security ownership of certain beneficial owners
        and management...............................................        8

 13.    Certain relationships and related transactions...............        8

                                     PART IV

 14.    Exhibits, financial statement schedules, and
        reports on Form 8-K..........................................     9 - 12

   Signatures .......................................................    13 - 15

        Exhibits.....................................................    16 - 23

   Consent of Independent Auditors - Ernst & Young LLP...............       24

   Financial Data Schedule...........................................    25 - 28

   Supplementary schedule............................................        29

                                     PART I

Item 1. Business

The Registrant, incorporated in December 1925, serves business, professional and educational markets around the world with information products and services. Key markets include finance, business, education, construction, medical and health, aerospace and defense. As a multimedia publishing and information company, the Registrant employs a broad range of media, including books, magazines, newsletters, software, on-line data services, CD-ROMs, facsimile and television broadcasting. Most of the Registrant's products and services face substantial competition from a variety of sources.

The Registrant's 15,897 employees are located worldwide. They perform the vital functions of analyzing the nature of changing demands for information and of channeling the resources necessary to fill those demands. By virtue of the numerous copyrights and licensing, trade, and other agreements, which are essential to such a business, the Registrant is able to collect, compile, and disseminate this information. All book manufacturing and magazine printing is handled through a number of independent contractors. The Registrant's principal raw material is paper, and the Registrant has assured sources of supply, at competitive prices, adequate for its business needs.

Descriptions of the company's principal products, broad services and markets, and significant achievements are hereby incorporated by reference from Exhibit
(13), pages 5 to 23 (textual material) of the Registrant's 1998 Annual Report to Shareholders.

Information as to Operating Segments

The relative contribution of the operating segments of the Registrant and its subsidiaries to operating revenue, operating profit, long-lived assets and geographic information for the three years ended December 31, 1998 of each segment at the end of each year, are included in Exhibit (13), on pages 41 and 42 in the Registrant's 1998 Annual Report to Shareholders and is hereby incorporated by reference.

Item 2. Properties


The Registrant leases office facilities at 377 locations: 288 are in the United States. In addition, the Registrant owns real property at 22 locations: 18 are in the United States. The principal facilities of the Registrant are as follows:

                               Owned        Square
                                 or          Feet
            Locations          Leased     (thousands)        Business Unit
            ---------          ------     -----------        -------------
     Domestic

     New York, NY              leased       1,168      See explanation below

     New York, NY              leased         946      Standard & Poor's: See below
                                                                          (55 Water)

     New York, NY              leased         448      Various Units: See below
                                                                      (2 Penn Plaza)

     New York, NY              leased         346      Various Units: See below
                                                                      (65 Broadway)

     New York, NY              leased         511      S&P/FIS: See Below
                                                                (25 & 26 Bdway)

     New York, NY              leased          64      Various Units: See below
                                                                      (11 W. 19th St)

     Hightstown, NJ            owned
       Office and Data Center                 490      Various Units
       Warehouse                              412      Leased to non-McGraw-Hill
                                                       tenant

     Blacklick (Gahanna), OH   owned                   Various operating units
       Book Distr. Ctr.                       558
       Office                                  73

     Desoto, TX
       Book Dist. Ctr.         leased         382      School

     Dallas, TX                leased                  School
       Assembly Plant                         187
       Warehouse                               72

     Dubuque, IA               owned                   Higher Education
       Office                                 107
       Warehouse                              279

     Grove City, OH
       Warehouse               leased         305      School

     Englewood, CO             owned          133      Financial Services

     Lexington, MA             leased         132      Various operating units and
                                                       non-McGraw-Hill sub-tenants

     Lexington, MA             owned           53      Partially vacant with non-
                                                       McGraw-Hill tenant

     Burr Ridge IL             leased         115      Various publishing units

     Denver, CO                owned           88      Broadcasting

     Indianapolis, IN          leased          54      Broadcasting

     Indianapolis, IN          leased          79      CTB

     Washington, DC, MD        leased          73      Various operating units

     Kent, WA                  leased                  Tower Group International
       Warehouse/Dist. Ctr.                    82
       Office                                   3

     Chicago, IL               leased          68      Various operating units
                                                       and McGraw-Hill subtenants

     Peterborough, NH          owned           51      Partially vacant with non-
                                                       McGraw-Hill tenant

     Mather, CA                leased          56      CTB

     Redondo Beach, CA         leased          50      Tower Group International

     Foreign

     Whitby, Canada            owned                   McGraw-Hill Ryerson, Ltd./
       Office                                  80      non-McGraw-Hill tenant
       Book Distribution Ctr.                  80

     Maidenhead, England       leased          85      McGraw-Hill International
                                                       (U.K.) Ltd.

The space leased at 1221 Ave of the Americas in New York City continues to be the corporate headquarters. The building is owned by Rock-McGraw, Inc., a corporation in which the Registrant and the Rockefeller Group, Inc., are the sole shareholders. The Registrant occupies approximately 566,000 square feet of the rental space under a 30 year lease expiring in June 30, 2002. In addition, the Registrant subleases for its own account approximately 602,100 square feet of space under subleases which expire on or before June 2002. A new lease at 1221 Ave of the Americas has been executed for the period July 1, 2002 through March 31, 2020, during which time the Registrant will lease 395,485 square feet.

Two new leases were signed at the end of 1997 for locations at 55 Water Street and 2 Penn Plaza in New York City. The 55 Water Street lease is for 946,048 square feet and will consolidate the Standard & Poor's Divisions from 25, 26, and 65 Broadway in 1999. The 2 Penn Plaza lease for 447,048 square feet currently houses various operating units within Educational and Professional Publishing Group and Construction Information Group. In 1999, various operating units located at 1633 Broadway and 11 W. 19th Street will also be moving into 2 Penn Plaza.

All leases at 25 Broadway, 26 Broadway, 1633 Broadway, and 11 West 19th Street will terminate in 1999.

Item 3. Legal Proceedings

County of Orange v. McGraw-Hill Companies, Inc.

In previous filings, Registrant reported that a Complaint was filed on June 11, 1996, in the United States Bankruptcy Court, Central District of California, in an action captioned County of Orange v. McGraw-Hill Companies, Inc., d/b/a Standard & Poor's (Case No. SA 94-222-72-JR; Adversary No. SA 96-01624-JR). The Complaint alleged that Standard & Poor's breached its contracts with Orange County, was professionally negligent and aided and abetted the County's officers in breaching their fiduciary duty by, inter alia, assigning unduly high ratings to debt instruments issued by the County and by failing to advise the County's Board of Supervisors of the illegal acts being committed by the County's officers. The action was transferred to the United States District Court for the Central District of California (Case No. SA CV 96-765-GLT) upon the filing in December 1996 of the Bankruptcy Court's ruling on Registrant's motion to dismiss the Complaint. In that ruling, the Bankruptcy Court granted Registrant's motion to dismiss the County's aiding and abetting claim, but denied it as to the breach of contract and professional negligence claims. Registrant appealed this decision to the District Court which, in March 1997, dismissed the County's professional negligence claim, with leave to amend. In April 1997, the County filed an Amended Complaint for breach of contract and "professional malpractice" and added a claim for punitive damages. The Registrant filed a motion to dismiss the "professional malpractice" claim, which motion was denied by the District Court in June 1997. In February 1998, Registrant moved again to dismiss the County's "professional malpractice" claim, which motion was denied by the District Court in March 1998. In September 1998, Registrant filed two motions for partial summary judgment, one to preclude the County from claiming damages with respect to Registrant's 1993 ratings of County debt ("1993 Motion") and one to preclude the County from claiming damages on behalf of the so-called Pool Participants ("Pool Participants' Motion"). In September 1998, the County moved to consolidate ("Consolidation Motion") the trial of its case against Registrant with the trial of its case against Rauscher, Pierce, Refsnes, Inc. In October 1998, the Court denied Registrant's 1993 Motion; granted in part and denied in part Registrant's Pool Participants' Motion, holding that the County could not assert claims on behalf of the Pool Participants with respect to Registrant's rating of Pool Participants' debt but could assert claims on behalf of Pool Participants with respect to Registrant's rating of County debt; and denied the County's Consolidation Motion. In December 1998, Registrant filed a motion for summary judgment on the grounds the County's contract and "professional malpractice" claims are barred by applicable California law and the parties' contracts. In December 1998, the County filed a motion seeking reconsideration of prior rulings dismissing claims against Registrant for aiding and abetting the County's officers in breaching such officers' fiduciary duty and seeking leave to file an amended complaint. In February 1999, the Court granted in part Registrant's motion for summary judgment based on applicable California law and the parties' contracts dismissing any claim by the County that Registrant provided financial advice to the County separate from the Registrant's ratings; otherwise, the Court denied Registrant's motion, holding there is a triable issue of fact concerning whether Registrant breached its duty as a rating agency. Extensive discovery has been conducted. The trial date, previously scheduled to commence on March 2, 1999, was adjourned by the Court pending a decision by the California Supreme Court in the City of Atascadero v. Merrill Lynch litigation concerning the issue of aiding and abetting a breach of fiduciary duty. In response to Registrant's interrogatories, the County has claimed (inconsistently with damages claims made by the County in other litigation documents) compensatory damages of approximately $2.1 billion, subject to certain offsets. The County has also claimed unspecified punitive damages. Registrant continues to believe that the allegations of the complaint and the damages claims lack merit and is vigorously contesting the action.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of Registrant's security holders during the last quarter of the period covered by this Report.

                        Executive Officers of Registrant

          Name               Age                     Position
          ----               ---                     --------
   Harold McGraw III         50       President and Chief Operating Officer

   Robert J. Bahash          53       Executive Vice President and
                                              Chief Financial Officer

   Barbara B. Maddock        48       Executive Vice President, Organizational
                                              Effectiveness
   John Negroponte           59       Executive Vice President, Global Markets

   Kenneth M. Vittor         49       Executive Vice President and General
                                              Counsel

   Scott L. Bennett          49       Senior Vice President, Associate
                                              General Counsel and Secretary

   Glenn S. Goldberg         40       Senior Vice President, Corporate Affairs
                                              and Assistant to the President and
                                              Chief Executive Officer

   Frank J. Kaufman          54       Senior Vice President, Taxes

   Frank D. Penglase         58       Senior Vice President, Treasury Operations

   James L. Glenn            48       Vice President and Controller

Joseph L. Dionne was Chairman of the Board and Chief Executive Officer of the Registrant until April 29, 1998 when Harold McGraw III became President and Chief Executive Officer of the Registrant. Mr. Dionne retired on July 1, 1998 and has continued to serve as non-executive Chairman of the Board of Directors of the Registrant since that time.

All of the above executive officers of the Registrant have been full-time employees of the Registrant for more than five years except for Barbara Maddock, John Negroponte, and James L. Glenn.

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

Mr. Glenn, prior to his becoming an officer of the Registrant on July 13, 1998, was Vice President and Assistant Controller for RJR Nabisco. Previously, he was with Philip Morris Companies, Inc., where he held numerous positions in the financial area from 1977 to 1994.

                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters

The approximate number of holders of the Company's common stock as of February 26, 1999 was 5,231.

                                                             1998           1997
                                                             -----         -----
Dividends per share of common stock (post-split):
$.195 per quarter in 1998                                    $0.78
$.180 per quarter in 1997                                                  $0.72

Information concerning other matters is incorporated herein by reference from Exhibit (13), from page 50 of the 1998 Annual Report to Shareholders.

Item 6. Selected Financial Data

Incorporated herein by reference from Exhibit (13), from the 1998 Annual Report to Shareholders, page 48 and page 49.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Incorporated herein by reference from Exhibit (13), from the 1998 Annual Report to Shareholders, pages 26 to 34.

Item 7A. Market Risk

Incorporated herein by reference from Exhibit (13), from the 1998 Annual Report to Shareholders, page 33.

Item 8. Consolidated Financial Statements and Supplementary Data

Incorporated herein by reference from Exhibit (13), from the 1998 Annual Report to Shareholders, pages 35 to 46 and page 50.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

Information concerning directors is incorporated herein by reference from the Registrant's definitive proxy statement dated March 26, 1999 for the annual meeting of shareholders to be held on April 28, 1999.

Item 11. Executive Compensation

Incorporated herein by reference from the Registrant's definitive proxy statement dated March 26, 1999 for the annual meeting of shareholders to be held on April 28, 1999.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Incorporated herein by reference from the Registrant's definitive proxy statement dated March 26, 1999 for the annual meeting of shareholders to be held April 28, 1999.

Item 13. Certain Relationships and Related Transactions

Incorporated herein by reference from the Registrant's definitive proxy statement dated March 26, 1999 for the annual meeting of shareholders to be held April 28, 1999.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)   1. Financial Statements.

      2. Financial Statement Schedules.

           The McGraw-Hill Companies
         Index to Financial Statements
       And Financial Statement Schedules

                                                               Reference
                                                       ------------------------
                                                                  Annual Report
                                                        Form          to Share-
                                                        10-K      holders (page)
                                                        ----      --------------
Data incorporated by reference from
Annual Report to Shareholders:

   Report of Independent Auditors.....................                   47
   Consolidated balance sheet at
      December 31, 1998 and 1997......................                  36-37
   Consolidated statement of income
      for each of the three years in
      the period ended December 31, 1998..............                   35
   Consolidated statement of cash flows
      for each of the three years in the
      period ended December 31, 1998..................                   38
   Consolidated statement of shareholders'
      equity for each of the three years in
      the period ended December 31, 1998..............                   39
   Notes to consolidated financial
      statements......................................                  40-46
   Quarterly financial information....................                   50

   Consent of Independent Auditors....................  24

   Consolidated schedule for each of the three years in the period ended December 31, 1998

     II - Reserves for doubtful accounts
             and sales returns........................  29

All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

The financial statements listed in the above index which are included in the Annual Report to Shareholders for the year ended December 31, 1998 are hereby incorporated by reference in Exhibit (13). With the exception of the pages listed in the above index, the 1998 Annual Report to Shareholders is not to be deemed filed as part of Item 14 (a)(1).

(a)   (3)Exhibits.

(2) Exchange Agreement dated as of July 3, 1996 between The Times Mirror Company, Mosby-Year Book, Inc., and The McGraw-Hill Companies, Inc., as amended as of October 15, 1996, incorporated by reference from Registrant's Form 8-K filed October 29, 1996.

(3) Articles of Incorporation of Registrant incorporated by reference from Registrant's Form 10-K for the year ended December 31, 1995 and Form 10-Q for the quarter ended June 30, 1998.

(3) By-laws of Registrant, incorporated by Reference from Registrant's Form 8-K filed December 2, 1998.

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

(10) Rights Agreement dated as of July 29, 1998 between Registrant and ChaseMellon Shareholder Services, L.L.C., incorporated by reference from Registrant's Form 8A filed August 3, 1998.

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

(10)* Registrant's Director Deferred Compensation Plan, incorporated by reference from Registrant's Form 10-K for the year ended December 31, 1993.

(10)* Director Deferred Stock Ownership Plan, incorporated by reference from Registrant's Proxy Statement dated March 21, 1996.

(10)* Letter dated March 23, 1998, from Mr. Paul J. Rizzo, Chairman, Compensation Committee, The McGraw-Hill Companies Board of Directors to Joseph L. Dionne with respect to Mr. Dionne's services as non-executive Chairman of the Registrant's Board of Directors.

(10)* Letter dated June 23, 1998, from Barbara B. Maddock to Robert P. McGraw with respect to Mr. Robert McGraw's resignation as Executive Vice President of the Professional Publishing Group of the Registrant.

(12)  Computation of ratio of earnings to fixed charges.

(13) Registrant's 1998 Annual Report to Shareholders. Such Report, except for those portions thereof which are expressly incorporated by reference in this Form 10-K, is furnished for the information of the Commission and is not deemed "filed" as part of this Form 10-K.

(21)  Subsidiaries of the Registrant.

(23)  Consent of Ernst & Young LLP, Independent Auditors.

(27)  Financial Data Schedule.

(b)   Reports on Form 8-K.

      A report on Form 8-K was filed by the Registrant in the last quarter covered by this Form 10-K on December 2, 1998. Items 5 and 7 were reported in said report on Form 8-K.

----------
* These exhibits relate to management contracts or compensatory plan arrangements.

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

The McGraw-Hill Companies, Inc.
-------------------------------
         Registrant


By:
    --------------------------------------------
    Kenneth M. Vittor
    Executive Vice President and General Counsel
    March 26, 1999

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


    ------------------------------------------
    Joseph L. Dionne
    Chairman
    Director


    ------------------------------------------
    Harold McGraw III
    President and Chief Executive Officer
    Director


    ------------------------------------------
    Robert J. Bahash
    Executive Vice President and
    Chief Financial Officer

    ------------------------------------------
    James L. Glenn
    Vice President and Controller


    ------------------------------------------
    Pedro Aspe
    Director


    -------------------------------------------
    Vartan Gregorian
    Director


    -------------------------------------------
    John T. Hartley
    Director


    -------------------------------------------
    George B. Harvey
    Director


    -------------------------------------------
    Richard H. Jenrette
    Director


    -------------------------------------------
    Linda Koch Lorimer
    Director

   --------------------------------------------
   Robert P. McGraw
   Director


   --------------------------------------------
   Lois D. Rice
   Director


   --------------------------------------------
   James H. Ross
   Director


   --------------------------------------------
   Sidney Taurel
   Director


   --------------------------------------------
   Alva O. Way
   Director

                                Table of Contents

                        EXHIBITS AND FINANCIAL STATEMENTS

ITEM                                                                       PAGE
----                                                                       ----

(10)    Letters regarding compensatory contracts and arrangements
        involving the company's Directors...............................  16-19

(12)    Computation of Ratio of Earnings to Fixed Charges...............  20-21

(13)    Registrant's 1998 Annual Report to Shareholders.................    -

(21)    Subsidiaries of Registrant......................................  22-23

(23)    Consent of Ernst & Young LLP Independent Auditors...............    24

(27)    Financial Data Schedules........................................  25-28

Schedule II Reserves for Doubtful Accounts and Sales Returns............     29