Form 10-Q
period 1999-03-31
MCGRAW-HILL COMPANIES INC
filed 1999-05-12
CIK 64040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                          Commission File Number 1-1023

                         THE MCGRAW-HILL COMPANIES, INC.
----------------------------------------------------------------------
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

                        YES  [X]         NO  [ ]

On April 30, 1999 there were approximately 197.8 million shares of common stock (par value $1.00 per share) outstanding.

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

   Item 1.  Financial Statements
   -------
             Consolidated Statement of Income for
             the three months ended March 31, 1999 and 1998          3

             Consolidated Balance Sheet at March 31, 1999,
             December 31, 1998 and March 31, 1998                    4-5

             Consolidated Statement of Cash Flows for the three      6
             months ended March 31, 1999 and 1998

             Notes to Consolidated Financial Statements              7-10


   Item 2.  Management's Discussion and Analysis of Operating
   ------   Results and Financial Condition                         11-15


Part II.  OTHER INFORMATION
---------------------------

   Item 1.  Legal Proceedings                                       16-18
   ------

   Item 6.  Exhibits and Reports on Form 8-K                        19-31
   ------

                                     Part I
                              Financial Information

Item 1.  Financial Statements
         ---------------------

                         The McGraw-Hill Companies, Inc.
                         -------------------------------
                        Consolidated Statement of Income
                         -------------------------------
                   Three Months Ended March 31, 1999 and 1998
                   ------------------------------------------


                                                       1999           1998
                                                   -----------    -----------
                                                     (in thousands, except
                                                      per-share data)

Operating revenue                                  $   716,471   $   703,420
Expenses:
   Operating                                           351,081       358,575
   Selling and general                                 267,590       253,035
  Depreciation and amortization                         52,867        51,606
                                                   -----------   -----------
      Total expenses                                   671,538       663,216

Other income - net                                       4,586         4,912
                                                   -----------   -----------
Income from operations                                  49,519        45,116

Interest expense - net                                   9,441        12,102
                                                   -----------   -----------

Income before taxes on income                           40,078        33,014

Provision for taxes on income                           15,630        12,875
                                                   -----------   -----------
Net Income                                         $    24,448   $    20,139
                                                   ===========   ===========

Earnings per common share:

   Basic                                           $      0.12   $      0.10
                                                   ===========   ===========

   Diluted                                         $      0.12   $      0.10
                                                   ===========   ===========
Average number of common shares outstanding:

   Basic                                               196,847       197,778

   Diluted                                             199,330       199,582


                         The McGraw-Hill Companies, Inc.
                         -------------------------------
                           Consolidated Balance Sheet
                           --------------------------


                                           March 31,     Dec. 31,     March 31,
                                             1999          1998         1998
                                           ----------  -----------   -----------
                                                      (In thousands)
ASSETS
Current assets:
   Cash and equivalents                    $   36,041    $   10,451   $    1,721
   Accounts receivable (net of allowance
     for doubtful accounts and sales
     returns)  (Note 4)                       773,667       950,296      803,113
   Receivable from broker-dealers and
     dealer banks (Note 5)                      7,286         4,597        9,115
   Inventories (Note 4)                       300,318       284,729      323,603
   Prepaid income taxes                        92,820        92,496       99,191
   Prepaid and other current assets           107,293        86,192       92,502
                                           ----------    ----------    ---------
       Total current assets                 1,317,425     1,428,761    1,329,245
                                           ----------    ----------    ---------

Prepublication costs (net of accumulated
amortization)  (Note 4)                       365,919       358,429      333,390

Investments and other assets:
   Investment in Rock-McGraw, Inc. - at
     equity                                    81,115        79,394       73,624
   Prepaid pension expense                    110,758       107,997      102,609
   Other                                      192,660       189,991      170,971
                                           ----------    ----------    ---------
      Total investments and other assets      384,533       377,382      347,204
                                           ----------    ----------    ---------

Property and equipment  -  at cost            962,471       914,805      847,002
   Less - accumulated depreciation            568,103       550,781      579,589
                                           ----------    ----------    ---------
       Net property and equipment             394,368       364,024      267,413

Goodwill and other intangible assets - at
   cost (net of accumulated amortization)   1,238,722     1,259,548    1,289,116
                                           ----------    ----------    ---------
                                           $3,700,967    $3,788,144   $3,566,368
                                           ==========    ==========   ==========



                         The McGraw-Hill Companies, Inc.
                         -------------------------------
                           Consolidated Balance Sheet
                           --------------------------


                                            March 31,    Dec. 31,     March 31,
                                              1999         1998         1998
                                           ----------  -----------   -----------
                                                      (In thousands)

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Notes payable                           $  189,113    $   75,500   $   75,458
   Accounts payable                           226,310       318,572      231,687
   Payable to broker-dealers and dealer
     banks  (Note 5)                            5,790         4,585        8,988
   Accrued liabilities                        204,555       312,916      172,571
   Income taxes currently payable              62,917        67,396      108,272
   Unearned revenue                           247,825       236,167      240,227
   Other current liabilities                  278,859       276,315      241,093
                                           ----------    ----------   ----------
       Total current liabilities            1,215,369     1,291,451    1,078,296
                                           ----------    ----------   ----------
Other liabilities:
   Long-term debt (Note 6)                    451,825       452,097      606,901
   Deferred income taxes                      123,224       129,303      107,669
   Accrued postretirement healthcare and
     other benefits                           192,297       192,743      198,504
   Other non-current liabilities              159,380       170,742      146,436
                                           ----------    ----------   ----------
      Total other liabilities                 926,726       944,885    1,059,510
                                           ----------    ----------   ----------
      Total liabilities                     2,142,095     2,236,336    2,137,806
                                           ----------    ----------   ----------
Shareholders' equity (Note 7):
   Capital stock                              205,852       205,852      102,933
   Additional paid-in capital                  19,998         -           42,888
   Retained income                          1,652,249     1,670,101    1,524,398
   Accumulated other comprehensive income     (78,975)      (75,962)    (75,934)
                                           ----------    ----------   ----------
                                            1,799,124     1,799,991    1,594,285

   Less - common stock in treasury-at cost    222,505       234,673      149,637
   Unearned compensation on Restricted stock   17,747        13,510       16,086
                                           ----------    ----------   ----------
      Total shareholders' equity            1,558,872     1,551,808    1,428,562
                                           ----------    ----------   ----------
                                           $3,700,967    $3,788,144   $3,566,368
                                           ==========    ==========   ==========




                         The McGraw-Hill Companies, Inc.
                         -------------------------------
                      Consolidated Statement of Cash Flows
                      ------------------------------------
               For The Three Months Ended March 31, 1999 and 1998
               --------------------------------------------------
                                                          1999      1998
                                                      ----------  --------
                                                            (In thousands)
Cash flows from operating activities
---------------------------------------------
Net income                                             $  24,448   $20,139

Adjustments to reconcile net income to
 cash provided by operating activities:
   Depreciation                                          19,515     18,899
   Amortization of goodwill and intangibles              13,227     13,473
   Amortization of prepublication costs                  20,125     19,234
   Provision for losses on accounts receivable           10,033     21,509
   Other                                                 (1,546)       647
Changes  in  assets  and  liabilities   net  of  effect
  of acquisitions and dispositions:
   Decrease in accounts receivable                      166,161    146,520
   Increase in inventories                              (15,957)   (33,612)
   Increase in prepaid and other current assets         (21,525)    (4,451)
   Decrease in accounts payable and accrued expenses   (200,296)  (159,308)
   Increase in unearned revenue                          11,857     20,548
   Increase in other current liabilities                  3,947     11,214
   (Decrease)/increase in interest and income taxes
     currently payable                                   (4,235)     2,278
   (Decrease)/increase in prepaid/deferred income taxes    (176)     2,468
   Net change in other assets and liabilities              (545)   (10,080)
---------------------------------------------------   ---------- ---------
Cash provided by operating activities                    25,033     69,478
---------------------------------------------------   ---------- ---------
Investing activities
-------------------------
   Investment in prepublication costs                   (27,026)  (26,292)
   Purchases of property and equipment                  (51,507)  (12,429)
   Acquisition of businesses                               -          (49)
   Disposition of property, equipment and businesses        189        39
---------------------------------------------------  ---------- ---------
   Cash used for investing activities                   (78,344)  (38,731)
---------------------------------------------------  ---------- ---------
   Financing activities
----------------------------
   Additions to/(repayments of) short-term
     debt - net                                        114,122    (2,421)
   Dividends paid to shareholders                      (42,300)  (38,595)
   Exercise of stock options                             7,563     9,072
   Other                                                    62    (1,000)
---------------------------------------------------  ---------- ---------
Cash provided by financing activities                    79,447   (32,944)
---------------------------------------------------  ---------- ---------
Effect of exchange rate fluctuations on cash               (546)     (850)
                                                     ---------- ---------
Net change in cash and equivalents                       25,590    (3,047)

Cash and equivalents at beginning of period              10,451     4,768
---------------------------------------------------  ---------- ---------
Cash and equivalents at end of period                   $36,041  $  1,721
                                                     ========== =========

                         The McGraw-Hill Companies, Inc.
                         -------------------------------

                          Notes to Financial Statements
                          -----------------------------


1. The financial information in this report has not been audited, but in the opinion of management all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly such information have been included. The operating results for the three months ended March 31, 1999 and 1998 are not necessarily indicative of results to be expected for the full year due to the seasonal nature of some of the company's businesses. The financial statements included herein should be read in conjunction with the financial statements and notes included in the company's Annual Report on Form 10-K for the year ended December 31, 1998.

   On January 27, 1999, the Board of Directors declared a two-for-one stock split of the company's common stock which was distributed on March 8, 1999 to all shareholders of record on February 24, 1999. Accordingly, all references to common share data in the financial statements and notes have been restated to reflect the split.

   Certain prior year amounts have been reclassified for comparability purposes.


2. The following table is a reconciliation of the company's net income to comprehensive income for the three month period ended March 31, 1999:

                                                   1999             1998
                                                -----------    -----------
                                                 (in thousands, except
                                                      per-share data)

    Net income                                   $    24,448     $    20,139

    Other comprehensive income, net of tax:
    Foreign currency translation adjustments          (3,013)         (1,687)
                                                 -----------     -----------
    Total other comprehensive income                  (3,013)         (1,687)
                                                 -----------     -----------
    Comprehensive income                         $    21,435     $    18,452
                                                 ===========     ===========

3. The company  has three  reportable  segments:  Educational  and  Professional
   Publishing, Financial Services, and Information and Media Services. The educational and professional publishing segment provides education, training and lifetime learning textbooks and instructional materials for students and professionals. The financial services segment consists of Standard & Poor's operations, which provide financial information, ratings and analyses, enabling access to capital markets. The information and media services segment includes business and trade media offering information, insight and analysis.

   Operating profit by segment is the primary basis for the chief operating decision maker of the company, the CEO Council, to evaluate the performance of each segment. A summary of operating results by segment for the three months ended March 31, 1999 and 1998 follows:



                         The McGraw-Hill Companies, Inc.
                         -------------------------------

                          Notes to Financial Statements
                          -----------------------------



                                            1999                  1998
                                    -------------------  --------------------
                                          Operating            Operating
                                     Revenue    Profit    Revenue     Profit
                                    --------  ---------  ---------   ---------
                                                (in thousands)

    Educational and Professional
       Publishing                    $208,983  $(43,857)  $208,357   $(39,731)
    Financial Services                308,444    94,322    281,504     83,039
    Information and Media Services    199,044    15,415    213,559     17,509
    -------------------------------- --------  --------   --------   --------
    Total operating segments          716,471    65,880    703,420     60,817
    General corporate expense             -     (16,361)       -      (15,701)
    Interest expense - net                -      (9,441)       -      (12,102)
    -------------------------------- --------  --------   --------   --------
    Total company                    $716,471  $ 40,078*  $703,420   $ 33,014*
                                     ========  ========   ========   ========

*Income before taxes on income.

4. The allowance for doubtful accounts and sales returns, the components of inventory and the accumulated amortization of prepublication costs were as follows:


                                            March 31,    Dec. 31,    March 31,
                                              1999         1998        1998
                                           ----------  ----------    ----------
                                                       (In thousands)

    Allowance for doubtful accounts        $  107,377   $   113,639  $   97,550
                                           ==========   ===========  ==========
    Allowance for sales returns            $   83,220   $    98,784  $   74,093
                                           ==========   ===========  ==========

    Inventories:
    Finished goods                         $  241,897   $   235,341  $  257,154
    Work-in-process                            39,191        31,260      35,451
    Paper and other materials                  19,230        18,128      30,998
                                           ----------   -----------  ----------
    Total inventories                      $  300,318   $   284,729  $  323,603
                                           ==========   ===========  ==========
    Accumulated amortization of
    prepublication costs                   $  512,610   $   607,574  $  474,392
                                           ==========   ===========  ==========

5. A subsidiary of J.J. Kenny Co. acts as an undisclosed agent in the purchase and sale of municipal securities for broker-dealers and dealer banks and the company had $277.3 million of matched purchase and sale commitments at March 31, 1999. Only those transactions not closed at the settlement date are reflected in the balance sheet as receivables and payables.



                         The McGraw-Hill Companies, Inc.
                         -------------------------------
                          Notes to Financial Statements
                          -----------------------------

6. A summary of long-term debt follows:

                                            March 31,    Dec. 31,     March 31,
                                              1999         1998         1998
                                           ----------  ----------    ----------
                                                       (In thousands)

   9.43% Notes due 2000                     $  95,043    $   95,043   $  250,000
   Commercial paper supported by
      bank revolving credit agreement         350,000       350,000      350,000
   Other                                        6,782         7,054        6,901
                                           ----------    ----------   ----------
   Total long-term debt                    $  451,825    $  452,097   $  606,901
                                           ==========    ==========   ==========

7. Common shares  reserved for issuance
   for conversions  and  stock  based
   awards  were as  follows:
                                            March 31,    Dec. 31,     March 31,
                                              1999         1998          1998
                                           ----------   ----------    ----------
      $1.20 convertible preference stock
      at the rate of 13.2 shares for each
      share of preference stock                17,978        17,978       17,978
   Stock based awards                      17,081,129    18,015,440   19,606,162
                                            ---------     ---------    ---------
                                           17,099,107    18,033,418   19,624,140
                                           ==========    ==========   ==========

8. Cash dividends per share declared during the three months ended March 31, 1999 and 1998 were as follows:

                                     1999     1998
                                     ----     ----

   Common stock                     $.215    $.195
   Preference stock                  .300     .300

9. A reconciliation  of the number of shares used for calculating basic earnings per common  share and diluted  earnings per common share for the three months ended March 31, 1999 and 1998 follows:
                                                             1999         1998
                                                         ----------   ----------
                                                               (In thousands)

Average number of common shares outstanding                 196,847      197,778

   Effect of stock options and other dilutive securities      2,483        1,804
                                                         ----------   ----------
   Average number of common shares outstanding including
     effect of dilutive securities                          199,330      199,582
                                                         ==========   ==========

   Restricted performance shares outstanding at March 31, 1999 of 748,000 were not included in the computation of diluted earnings per common shares because the necessary vesting conditions have not yet been made.

10.In June  1998,  the FASB  issued  SFAS No.  133,  Accounting  for  Derivative
   Instruments and Hedging Activities. The new standard is effective January 1, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities, requiring companies to recognize all derivatives as either assets or liabilities on their balance sheet and measuring them at fair value. The adoption of SFAS No. 133 will not have a material impact on the company's financial statement disclosures.

               Management's Discussion and Analysis of Operating
               --------------------------------------------------
                         Results and Financial Condition
                         --------------------------------

Operating Results - Comparing Three Months Ended March 31, 1999 and 1998
------------------------------------------------------------------------
Consolidated Review
-------------------
Operating revenue for the first quarter grew $13.1 million, or 1.9%, over the prior year's first quarter to $716.5 million. Excluding the impact of divesting the Information Technology and Communications Group in May 1998 and management's decision to wind down Continuing Education Center (CEC) effective January 1, 1999, revenue from ongoing operations increased 6.6%. The revenue increase reflects strong growth in Financial Services, particularly at Standard & Poor's Ratings Services, as well as from ongoing operations at Educational and Professional Publishing. Net income increased $4.3 million, or 21.4%, to $24.4 million and diluted earnings per share increased to 12 cents from 10 cents in the prior year's first quarter. The first quarter represents the company's smallest quarter due to the seasonal aspect of the company's educational publishing operations.

Total expenses in 1999 increased only 1.3% to $671.5 million in the first quarter. The primary reason for this small increase was due to effective cost controls, the sale of the Information Technology and Communications Group in June 1998 and the decision to wind down CEC. Excluding the impact of the disposition and CEC's wind down, total expenses increased 6.6%.

Net interest expense decreased 22.0% to $9.4 million from $12.1 million in 1998. The primary reasons for the decrease are from lower long-term debt levels as a result of the company purchasing $155 million of its 9.43% Notes in the third quarter of 1998 and a lower effective interest rate on outstanding debt. Although average commercial paper borrowings increased $44.3 million from the prior year, the average interest rate on the borrowings decreased from 5.7% in 1998 to 5.1% in 1999.

The provision for taxes as a percent of income before taxes is 39%, the same as the first quarter in 1998.

Segment Review
--------------
Educational and Professional Publishing revenue increased marginally to $209.0 million. Excluding CEC, revenue from ongoing operations was up 7.6%. Educational Publishing Group revenue increased due to strong results in our elementary-high school business in math, social studies, reading and music. Higher Education revenue experienced some softness in sales.

Professional Book Group revenue increased due to the growing popularity of computer and Internet-related subjects as well as business, scientific and medical titles. The titles that contributed to its success were How to Get Started in Electronic Day Trading and The Official Guide to Quicken. International revenue grew modestly due to improved results in Canada and Mexico, offset somewhat by softness in Europe and in the Asia-Pacific region. Due to the continuing decline in enrollments at CEC, the company will not pursue new business but will continue to honor existing contracts with students as it commences with the unit's teach-out. The teach-out of existing contracts will not have a material effect on future operating profits. The segment's seasonal operating loss increased $4.1 million to $43.9 million, reflecting increased spending in preparing for the segment's selling period and the teach-out provisions at CEC.

Financial Services' revenue increased 9.6%, or $26.9 million, to $308.4 million and operating profits climbed 13.6% to $94.3 million. Standard & Poor's Ratings Services' revenue and operating profit increased despite a 1% decrease in new issue dollar volume in the U.S. bond market. The areas that contributed most to its revenue growth were corporate finance, structured finance, information services, European ratings and non-traditional products. Standard & Poor's
Financial Information Services' revenue grew modestly due to strength in the retail brokerage market, led by S&P ComStock. Continued softness in the secondary municipal bond market resulted in flat revenue for J.J. Kenny. The company's index services continues to do well, recording higher licensing fees from institutional investors. S&P SPDR'S (S&P Depository Receipts) continue to grow in popularity. Assets in the large cap SPDR trust increased to $11.9 billion as the average trading volume of these instruments increased to 7.5 million shares in the first quarter. Total assets managed in these SPDR Trusts and in 15 fee-generating portfolios exceeded $20 billion at the end of the first quarter.

Information and Media Services' revenue declined $14.5 million, or 6.8%, during the quarter. Excluding the impact of the sale of the Information Technology & Communications Group last year, revenues increased slightly. Segment operating profit declined $2.1 million, or 12.0%, for the quarter. Revenues and operating profits at Business Week increased, despite one less issue being published this year versus last year. Advertising pages increased 11.4% during the quarter, according to Publishers Information Bureau. Construction Information Group revenue increased due to the strength of the electronic products offered, particularly at F.W. Dodge and Sweet's. Startup expenditures at F.W. Dodge for the rollout of its new product, Dodge Plans, decreased operating profit. Broadcasting's operating profit continues to improve, despite flat revenues, due to effective cost controls. Publication Services' revenue and operating profit declined due to weakness in the healthcare, energy and aviation industries. Tower Group International had a modest gain in revenues, but expenses for opening new offices and lower gross margins resulted in an operating loss.

Financial Condition
-------------------
The company continues to maintain a strong financial position. Cash provided by operating activities in the first quarter totaled $25.0 million compared to $69.5 million provided in the prior year. Total debt increased $113.3 million since year-end, reflecting seasonal spending by the company for inventory and prepublication costs, dividend payments and costs related to the consolidation of office space in New York City. The company's strong presence in school and higher education significantly impacts the seasonality of its earnings and borrowing patterns during the year, with the company borrowing during the first half of the year and generating cash in the second half of the year, primarily in the fourth quarter.

Commercial paper borrowings at March 31, 1999 totaled $511.8 million, an increase of $139.9 million from December 31, 1998. Commercial paper borrowings have increased in part from the company's early extinguishment of $155 million of its 9.43% Notes in the third quarter of 1998. Commercial paper is supported by a $800 million revolving credit agreement with a group of banks terminating in February 2002, and $350 million has been classified as long term.
There are no amounts outstanding under this agreement.

$95 million of 9.43% Notes, due in the year 2000, remain outstanding. Under a shelf registration that became effective with the Securities and Exchange Commission in 1990, the company can issue an additional $300 million of debt securities. The new debt could be used to replace a portion of the commercial paper borrowings with longer-term securities when management has determined that interest rates are attractive and markets are favorable.

Accounts receivable before reserves of $964.3 million decreased $198.5 million from the end of 1998 primarily from the impact of the seasonality of the educational publishing business. Inventories increased $15.6 million from the end of 1998 to $300.3 million as the company prepares itself for school publishing adoptions later this year.

Net prepublication costs increased $7.5 million from the end of 1998 to $365.9 million due to spending for school publishing programs, higher education and professional publishing titles. Prepublication cost spending in the first quarter totaled $27.0 million, an increase of $0.7 million over last year's first quarter spending. Spending is expected to increase over the remainder of the year. Purchases of property and equipment were $51.5 million, $39.1 million higher than the prior year. The majority of the increase can be attributed to the ongoing move by Standard & Poor's to its new location at 55 Water Street as part of the company's plan to consolidate office space in New York City. However, spending will decrease from the prior year as the consolidation of office space starts to wind down.

In January 1999, the Board of Directors declared a two-for-one stock split of the company's common stock that was distributed to shareholders on March 8, 1999. The Board of Directors also approved a 10.3% increase in the regular quarterly dividend on the company's common stock from $.195 to $.215 per common share. The Board of Directors also authorized a stock repurchase program of up to 15 million shares of outstanding shares. The repurchased shares will be used for general corporate purposes, including the issuance of shares for the exercise of employee stock options. Purchases under this program may be made from time to time on the open market and in private transactions dependent on market conditions. Only 5,000 shares have been repurchased under this program as of the filing date of this document.

Year 2000 Issue
---------------
Computer software and certain embedded systems that use two digits rather than four to identify the applicable year may be unable to interpret appropriately the calendar year 2000, and thus could potentially disrupt normal business activities. The Year 2000 issue affects virtually all companies and organizations, including vendors, suppliers, customers and other third parties that interface with the company.

The company uses software and data in various aspects of its business, including its products, product development, product support and many administrative functions such as billing and receiving information and merchandise from suppliers. As of December 31, 1998, the company had substantially completed an inventory of its technology environment, including non-information technology systems, with special emphasis placed on the company's key information processes. Plans have been developed to remediate or replace, and to test systems at each operating unit to achieve Year 2000 readiness, as appropriate.

The company has hired outside vendors to assist the operating units in implementing and/or remediating computer systems to be Year 2000 ready and to assist in testing. Each of the company's operating units has designated a leader responsible for overseeing and coordinating the day-to-day process to become Year 2000 ready.

As of March 31, 1999 we estimate that 96% of the company's applications have been remediated or replaced, with the remaining 4% to be completed in the 2nd quarter. Approximately 77% of the applications have been tested and are Year 2000 ready. The company has targeted July 1999 as the expected date that all computer systems and technology vital to each operating unit's profitability and functionality, including non-information technology, will have been tested and will be Year 2000 ready. Contingency plans have been developed for those systems that may not meet the July 1999 date. As of the filing date of this document, there have been no material setbacks in meeting the target dates and the company does not believe that there will be a major break in service due to the Year 2000 issue.

The company is communicating with third parties, including its key vendors, redistributors and customers, to determine their plans to address the Year 2000 issue. The company is taking the following steps to determine if key third parties are addressing the Year 2000 issue: (1) identifying and documenting all third parties related to the company's vital information systems or critical business processes; (2) sending letters asking them to detail the steps they are taking to become Year 2000 ready; and (3) based on the responses, meeting with selected vendors and establishing follow-up time schedules to evaluate progress on the issue.

Standard & Poor's (S&P) Financial Services' groups have been responding to the Securities Industry Association's (SIA) inquiries on the securities industry's readiness. As a part of this inquiry, the S&P Financial Services' groups have provided SIA with the appropriate documents, including an overview of Year 2000 projects, the techniques used to make their products Year 2000 ready, results of tests, methods of updating databases and critical third party product dependencies. These responses are being updated periodically.

Although the company expects a positive resolution to these issues, due to the unique and pervasive nature of the Year 2000 issue, it is difficult at this time to ascertain the financial impact to the company if the company experiences unanticipated problems related to the Year 2000 issue. The following describes the company's most reasonably likely worst case scenario, while recognizing the uncertainties inherent in a global problem that could potentially affect any business. Material systems failures resulting from the Year 2000 problem have the potential to adversely affect the company's operations and financial systems. Material failures could affect, by way of example, billing systems, collections, payroll, ordering, processing of financial records and access to facilities. The company's business segments could face additional operational problems in the event of a material systems or vendor failure, such as by way of example, an inability to fulfill book orders on a timely basis, a disruption in the company's ability to provide real time financial information or a disruption in our periodicals publishing schedule.

The company is also reviewing its business continuity plans that cover current worldwide operations and is preparing to devote appropriate internal and external resources in the event of an unforeseen or unanticipated Year 2000 readiness issue arising on or after January 1, 2000, including those related to third party dependencies, such as power outages, telecommunications failures or vendor failures. For example, as part of the planning process for the December 31, 1999 weekend, the company is making arrangements to: staff a Crisis Center at the company's Hightstown, NJ facilities with senior executives; station key facilities, security and information technology personnel at locations worldwide; and to have a major component of our information technology personnel at their work stations over that weekend and continuing as long thereafter as required.

The cost to assess, remediate and test systems that will not be replaced will approximate $19 million between 1998 and 2000; approximately $12.2 million has been spent through March 31, 1999, to remediate these systems. Certain systems that are not Year 2000 ready are being replaced as part of ongoing system development projects.

Euro Conversion
---------------
On January 1, 1999, certain member nations of the European Economic and Monetary Union ("EMU") adopted a common currency, the Euro. For a three and a half-year transition period, non-cash transactions may be denominated in either the Euro or in the old national currencies. After July 1, 2002, the Euro will be the sole legal tender for EMU countries. The adoption of the Euro will affect a multitude of financial systems and business applications as the commerce of these nations will be transacted in the Euro and the existing national currency. For the year ended December 31, 1998, and for the period ended March 31, 1999, approximately 5 percent of the company's revenues were derived from EMU countries.

The  company  continues  to  address  Euro  related  issues  and its  impact  on information systems, currency exchange rate risk, taxation, contracts, competition and pricing. Action plans currently being implemented are expected to be in compliance with all laws and regulations; however, there can be no certainty that external factors will not have an adverse effect on the Company's operations. Any costs associated with the adoption of the Euro will be expensed as incurred and the company does not expect these costs to be material to its results of operations, financial condition or liquidity.


      "Safe Harbor Statement under the Private Securities Litigation Reform
       --------------------------------------------------------------------
                                    Act of 1995"
                                    -----------
This section, as well as other portions of this document, includes certain forward-looking statements about the company's business, new products, sales, expenses, cash flows, and operating and capital requirements. Such forward-looking statements include, but are not limited to: the strength of profit levels at Standard & Poor's Rating's Services; the level of capital expenditures, cash flow, debt levels and prepublication cost spending; the Educational and Professional Publishing Group's level of success in state adoptions; the level of success of new product development and resolution of Year 2000 and Euro conversion issues.

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

                                     Part II

                                Other Information


Item 1.     Legal Proceedings
            -----------------
County of Orange v. McGraw-Hill Companies, Inc.
-----------------------------------------------
In previous filings, Registrant reported that a Complaint was filed on June 11, 1996 in the United States Bankruptcy Court, Central District of California, in an action captioned County of Orange v. McGraw-Hill Companies, Inc., d/b/a Standard & Poor's (Case No. SA 94-222-72-JR; Adversary No. SA 96-01624-JR). The Complaint alleged that Standard & Poor's breached its contracts with Orange County, was professionally negligent and aided and abetted the County's officers in breaching their fiduciary duty by, inter alia, assigning unduly high ratings to debt instruments issued by the County and by failing to advise the County's Board of Supervisors of the illegal acts being committed by the County's officers. The action was transferred to the United States District Court for the Central District of California (Case No. SA CV 96-765-GLT) upon the filing in December 1996 of the Bankruptcy Court's ruling on Registrant's motion to dismiss the Complaint. In that ruling, the Bankruptcy Court granted Registrant's motion to dismiss the County's aiding and abetting claim, but denied it as to the breach of contract and professional negligence claims. Registrant appealed this decision to the District Court which, in March 1997, dismissed the County's professional negligence claim, with leave to amend. In April 1997, the County filed an Amended Complaint for breach of contract and "professional malpractice" and added a claim for punitive damages. The Registrant filed a motion to dismiss the "professional malpractice" claim, which motion was denied by the District Court in June 1997. In February 1998, Registrant moved again to dismiss the
County's "professional malpractice" claim, which motion was denied by the District Court in March 1998. In September 1998, Registrant filed two motions for partial summary judgment, one to preclude the County from claiming damages with respect to Standard & Poor's 1993 ratings of County debt ("1993 Motion") and one to preclude the County from claiming damages on behalf of the so-called Pool Participants ("Pool Participants' Motion"). In October 1998, the Court denied Registrant's 1993 Motion and granted in part and denied in part Registrant's Pool Participants' Motion, holding that the County could not assert claims on behalf of the Pool Participants with respect to Standard & Poor's rating of Pool Participants' debt but could assert claims on behalf of Pool Participants with respect to Standard & Poor's rating of County debt. In December 1998, Registrant filed a motion for summary judgment on the grounds the County's contract and "professional malpractice" claims are barred by applicable California law and the parties' contracts. In December 1998, the County filed a motion seeking reconsideration of prior rulings dismissing claims against Registrant for aiding and abetting the County's officers in breaching such officers' fiduciary duty and seeking leave to file an amended complaint. In February 1999, the Court granted in part Registrant's motion for summary judgment based on applicable California law and the parties' contracts, dismissing any claim by the County that Standard & Poor's provided financial advice to the County separate from the ratings; otherwise, the Court denied Registrant's motion, holding there is a triable issue of fact concerning whether Standard & Poor's breached its duty as a rating agency. In March 1999, the Court, holding that the First Amendment applies to the County's contract and tort claims, granted in part Registrant's motion for summary judgment and dismissed the County's contract and tort claims with respect to Standard & Poor's 1993 ratings. The Court found there is a triable issue of fact with respect to Standard & Poor's 1994 ratings. In April 1999, the Court certified the March 1999 order for an interlocutory appeal to the

United States Court of Appeals for the Ninth Circuit. Extensive discovery has been conducted. The trial date, previously scheduled to commence on March 2, 1999, was adjourned by the Court pending a decision by the California Supreme Court in the City of Atascadero v. Merrill Lynch litigation concerning the issue of aiding and abetting a breach of fiduciary duty. In May 1999, the Court granted the County's request to amend the Complaint to include a claim for aiding and abetting a breach of fiduciary duty. In response to Registrant's interrogatories, the County has claimed (inconsistently with damages claims made by the County in other litigation documents) compensatory damages of approximately $2.1 billion, subject to certain offsets. The Court's dismissal of the County's claims for Standard & Poor's 1993 ratings should significantly reduce the County's damages claims. The County has also claimed unspecified punitive damages. Registrant continues to believe that the allegations of the complaint and the damages claims lack merit and is vigorously contesting the action.


Item 6.  Exhibits and Reports on Form 8-K                      Page Number
         --------------------------------                      -----------

(a)   Exhibits

(3)   By-laws (as amended to date)                                19-29

   (12)  Computation of ratio of earnings to fixed charges          30

(27)  Financial data schedule                                       31

(b)   Reports on Form 8-K
         No reports were filed during the period covered by this report

                                       Signatures
                                       ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                        The McGraw-Hill Companies, Inc.
                                        -------------------------------






Date:                                  By
      --------------------                ------------------------------
                                                  Robert J. Bahash
                                              Executive Vice President
                                             and Chief Financial Officer






Date:                                  By
      --------------------                ------------------------------
                                                Kenneth M. Vittor
                                             Executive Vice President
                                                and General Counsel

                                                                   Exhibit (3)
                         THE McGRAW-HILL COMPANIES, INC.

                                     BY-LAWS
                                     -------

                           (As amended April 28, 1999)
                            -------------------------
                                    ARTICLE I
                                   ----------
                                  STOCKHOLDERS
                                  ------------

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

                                   ARTICLE I-A
                                   -----------
                    Nomination of Directors and Presentation
                    ----------------------------------------
                       of Business at Stockholder Meetings
                       -----------------------------------

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

 2. For nominations or other business to be properly brought before an annual meeting by a stockholder pursuant to clause (iii) of Section 1 of this Article I-A, the stockholder must have given timely notice thereof in writing to the Secretary of the Company. To be timely, a stockholder's notice shall be delivered to the Secretary at the principal executive offices of the Company not less than 90 days nor more than 120 days prior to the first anniversary of the preceding year's annual meeting; provided, however, that in the event that the date of the annual meeting is advanced by more than 30 days or delayed by more than 60 days from such anniversary date, notice by the stockholder to be timely must be so delivered not earlier than the 120th day prior to such annual meeting and not later than the close of business on the later of the 90th day prior to such annual meeting or the 10th day following the day on which public announcement of the date of such meeting is first made. In no event shall the public announcement of an adjournment of an annual meeting commence a new time period for the giving of a stockholder's notice as provided above. Such stockholder's notice shall set forth (i) as to each person whom the stockholder proposes to nominate for election or reelection as a director all information relating to such person that is required to be disclosed in solicitations of proxies for election of directors, or is otherwise required, in each case pursuant to Regulation

     14A under the Securities Exchange Act of 1934, as amended (the "Exchange Act") (including such person's written consent to being named in the proxy statement as a nominee and to serving as a director if elected); (ii) as to any other business that the stockholder proposes to bring before the meeting, a brief description of the business desired to be brought before the meeting, the reasons for conducting such business at the meeting and any material interest in such business of such stockholder and the beneficial owner, if any, on whose behalf the proposal is made; (iii) as to the stockholder giving the notice and the beneficial owner, if any, on whose behalf the nomination or proposal is made (a) the name and address of such stockholder, as they appear on the Company's books, and of such beneficial owner and (b) the class and number of shares of the Company which are owned beneficially and of record by such stockholder and such beneficial owner.

     Notwithstanding anything in the second sentence of this Section 2 to the contrary, in the event that the number of directors to be elected to the Board of Directors of the Company is increased and there is no public announcement naming all of the nominees for director or specifying the size of the increased Board of Directors made by the Company at least 100 days prior to the first anniversary of the preceding year's annual meeting, a stockholder's notice shall also be considered timely, but only with respect to nominees for any new positions created by such increase, if it shall be delivered to the Secretary at the principal executive offices of the Company not later than the close of business on the 10th day following the day on which such public announcement is first made by the Company.

3. Only such business shall be conducted at a special meeting of stockholders as shall have been brought before the meeting pursuant to the Company's notice of meeting. Nominations of persons for election to the Board of Directors may be made at a special meeting of stockholders at which directors are to be elected pursuant to the Company's notice of meeting (A) by or at the direction of the Board of Directors or (B) provided that the Board of Directors has determined that directors shall be elected at such special meeting, by any stockholder of the Company who is a stockholder of record at the time of giving of notice provided for in this
     Article I-A, who shall be entitled to vote at the meeting and who complies with the notice procedures set forth in this Article I-A. In the event the Company calls a special meeting of stockholders for the purpose of electing one or more directors to the Board, any such stockholder may nominate a person or persons (as the case may be), for election to such position(s) as specified in the Company's notice of meeting, if the stockholder's notice required by Section 2 of this Article I-A shall be delivered to the Secretary at the principal executive offices of the Company not earlier than the 120th day prior to such special meeting and not later than the close of business on the later of the 90th day prior to such special meeting or the 10th day following the day on which public announcement is first made of the date of the special meeting and of the nominees proposed by the Board of Directors to be elected at such meeting. In no event shall the public announcement of an adjournment of an annual meeting commence a new time period for the giving of a stockholder's notice as provided above.

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


                                   ARTICLE II
                                   ----------
                               Board of Directors
                               ------------------
1. The business and affairs of the corporation shall be managed under the direction of the Board of Directors. Unless and until changed as provided in this Section 1 of this Article II, the number of directors constituting the Board of Directors shall be twelve (12). The Board of Directors shall have power from time to time and at any time, by vote of a majority of the total number of directors which the corporation would have if there were no vacancies on the Board, to increase or reduce the number of directors constituting the Board of Directors to such number (subject to any limits contained in the certificate of incorporation) as the Board of Directors shall determine, but in no event to less than twelve (12) or more than twenty-five (25). Subject to the express terms and conditions of the certificate of incorporation and these By-Laws, the directors shall have the usual and customary powers and duties of directors of a corporation; also any and all powers given and permitted by law; and also power to exercise any and all powers of the corporation, and to do any and all acts without any prior action taken or consent given by the stockholders, unless required by law, or the certificate of incorporation, or by these By-Laws; the directors may exercise all powers, and do all acts and things which are not, by statute or by the certificate of incorporation or these By-Laws, expressly directed or required to be exercised or done by the stockholders.

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


                                   ARTICLE IV
                                   ----------
                                    Officers
                                   ---------


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


                                    ARTICLE V
                                    ---------
                                  Capital Stock
                                  -------------
1. The instruments of debentures, certificate of shares of the preferred, preference and common capital stock of the Company shall be in such form as shall be approved by the Board of Directors. The certificates shall be signed by the Chairman of the Board or the President and also by the Secretary or the Treasurer. The seal of the Corporation shall be affixed to all certificates. The signatures of the officers upon a certificate may be facsimiles if the certificate is countersigned by a transfer agent or registered by a registrar other than the Corporation itself or its employee. Notwithstanding the foregoing provisions regarding share certificates or any other provisions of this Article V, officers of the Corporation may provide that some or all of any or all classes or series of the Corporation's capital stock may be uncertificated shares.

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

                          Periods Ended March 31, 1999
                          ----------------------------



                                                Three         Twelve
                                                Months        Months
                                               ---------    ---------
                                                  (In thousands)

Earnings
    Earnings from continuing operations
      Before income tax expense and
      extraordinary item (Note)                $ 40,078      $ 551,029
    Fixed charges                                19,483         79,721
                                               --------      ---------
Total Earnings                                 $ 59,561      $ 630,750
                                               ========      =========
Fixed Charges (Note)
     Interest expense                          $  9,441      $  48,185
     Portion of rental payments deemed to be
       interest                                  10,042         31,536
                                               --------      ---------
     Total Fixed Charges                       $19,483       $  79,721
                                               =======       =========

Ratio of Earnings to Fixed Charges                 3.1x          7.9x



(Note) For purposes of computing the ratio of earnings to fixed charges, "earnings from continuing operations before income taxes" excludes undistributed equity in income of less than 50%-owned companies. "Fixed charges" consist of (1) interest on debt, and (2) the portion of the company's rental expense deemed representative of the interest factor in rental expense.

        Earnings from continuing operations before income taxes for the twelve month period ended March 31, 1999 includes a $26.7 million gain on the sale of a building at 65 Broadway and a $16.0 million charge for the write-down of assets at the Continuing Education Center, recorded in 1998.