Form 10-Q
period 1999-06-30
MCGRAW-HILL COMPANIES INC
filed 1999-08-11
CIK 64040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                              SECURITIES EXCHANGE ACT OF 1934

                       For the quarterly period ended June 30, 1999

                                            OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                              SECURITIES EXCHANGE ACT OF 1934

                             For the transition period from to
                                                    --------   --------

                               Commission File Number 1-1023

                              THE MCGRAW-HILL companies, INC.
       ----------------------------------------------------------------------
                  (Exact name of registrant as specified in its charter)

             New York                             13-1026995
---------------------------------         -----------------------------------
(State of other jurisdiction of           (I.R.S. Employer
   incorporation or organization)          Identification No.)

1221 Avenue of the Americas, New York, N.Y.           10020
-----------------------------------------------------------------------------
(Address of Principal executive offices)            (Zip Code)

Registrant's telephone number, including area code (212) 512-2000
                                                   ------------------
                                 Not Applicable
-----------------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                        YES  [X]         NO  [ ]

     On July 30, 1999 there were approximately 196.8 million shares of common stock (par value $1.00 per share) outstanding.

                              The McGraw-Hill Companies, Inc.
                              -------------------------------
                                     TABLE OF CONTENTS
                                     -----------------


                                                                    Page Number
                                                                     -----------
PART I.  FINANCIAL INFORMATION
------------------------------

   Item 1.  Financial Statements
   -------
             Consolidated Statement of Income for
             the three and six month periods ended
             June 30, 1999 and 1998                                     3

             Consolidated Balance Sheets at June 30, 1999,
             December 31, 1998 and June 30, 1998                       4-5

             Consolidated Statement of Cash Flows for the six           6
             months ended June 30, 1999 and 1998

             Notes to Consolidated Financial Statements               7-11


   Item 2.  Management's Discussion and Analysis of Operating
   ------   Results and Financial Condition                          12-17


Part II.  OTHER INFORMATION
---------------------------

   Item 1.  Legal Proceedings                                          18
   ------

   Item 4.  Submission of Matters to a Vote of Security Holders        18
   ------

   Item 6.  Exhibits and Reports on Form 8-K                        19-32
   ------

                                           Part I

                                     Financial Information
Item 1.  Financial Statements
         ---------------------

                                The McGraw-Hill Companies, Inc.
                                -------------------------------
                               Consolidated Statement of Income
                                -------------------------------
                             Periods Ended June 30, 1999 and 1998
                          ------------------------------------------


                                     Three Months                 Six Months
                               ---------------------       -------------------
                                1999           1998         1999          1998
                              --------      --------      ---------    ---------
                                    (in thousands, except per-share data)

Operating revenue           $   922,721  $   881,122    $ 1,639,192  $ 1,584,542
Expenses:
   Operating                    410,042      390,203        761,123      748,778
   Selling and general          290,409      288,998        557,999      541,950
   Depreciation and amortization 69,241       67,832        122,108      119,438
                             ----------  -----------    -----------  -----------
      Total expenses            769,692      747,033      1,441,230    1,410,166

Other income - net                4,840        6,545          9,426       11,374
                            -----------  -----------    -----------  -----------
Income from operations          157,869      140,634        207,388      185,750

Interest expense - net           10,296       13,025         19,737       25,127
                            -----------  -----------    -----------  -----------
Income before taxes on income   147,573      127,609        187,651      160,623

Provision for taxes on income    57,553       49,768         73,183       62,643
                            -----------  -----------    -----------  -----------
Net income                       90,020  $    77,841      $ 114,468  $    97,980
                            ===========  ===========    ===========  ===========

Earnings per common share:

   Basic                    $      0.46  $      0.39    $      0.58  $      0.49
                            ===========  ===========    ===========  ===========

   Diluted                  $      0.45  $      0.39    $      0.57  $      0.49
                            ===========  ===========    ===========  ===========
Average number of common
   shares outstanding:

   Basic                        197,100      197,872        197,079      197,952
                            ===========  ===========    ===========  ===========
   Diluted                      199,385      199,668        199,463      199,750
                            ===========  ===========    ===========  ===========



                                 The McGraw-Hill Companies, Inc.
                                 -------------------------------
                                    Consolidated Balance Sheet
                                    --------------------------

                                            June 30,      Dec. 31,      June 30,
                                              1999          1998          1998
                                          ----------   -----------   -----------
                                                       (in thousands)
ASSETS

Current assets:
   Cash and equivalents                    $   23,003    $   10,451   $   32,579
   Accounts receivable (net of allowance
     for doubtful accounts and sales
     returns)  (Note 3)                       921,419       950,296      920,769
   Receivable from broker-dealers and
     dealer banks (Note 4)                      9,988         4,597        5,019
   Inventories (Note 3)                       337,797       284,729      362,500
   Prepaid income taxes                        93,102        92,496      100,269
   Prepaid and other current assets            74,500        86,192       75,968
                                           ----------    ----------   ----------
       Total current assets                 1,459,809     1,428,761    1,497,104
                                           ----------    ----------   ----------

Prepublication costs (net of accumulated
       amortization) (Note 3)                 404,511       358,429      342,794

Investments and other assets:
   Investment in Rock-McGraw, Inc. - at
     equity                                    82,836        79,394       75,355
   Prepaid pension expense                    113,518       107,997      105,574
   Other                                      202,965       189,991      168,552
                                           ----------    ----------   ----------
      Total investments and other assets      399,319       377,382      349,481
                                           ----------    ----------   ----------

Property and equipment - at cost              996,748       914,805      882,920
   Less - accumulated depreciation            575,506       550,781      590,229
                                           ----------    ----------   ----------
       Net property and equipment             421,242       364,024      292,691

Goodwill and other intangible assets - at
   cost (net of accumulated amortization)   1,258,798     1,259,548    1,268,130
                                           ----------    ----------   ----------
                                           $3,943,679    $3,788,144   $3,750,200
                                           ==========    ==========   ==========


                                 The McGraw-Hill Companies, Inc.
                                 -------------------------------
                                    Consolidated Balance Sheet
                                    --------------------------



                                           June 30,      Dec. 31,     June 30,
                                             1999          1998         1998
                                          ----------   -----------  -----------
                                                       (in thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Notes payable                            $  280,264   $   75,500   $  128,197
   Accounts payable                            296,935      318,572      255,285
   Payable to broker-dealers and dealer
     banks  (Note 4)                             9,833        4,585        4,894
   Accrued liabilities                         206,816      312,916      209,432
   Income taxes currently payable              109,832       67,396      134,716
   Unearned revenue                            241,500      236,167      227,217
   Other current liabilities                   288,114      276,315      278,801
                                            ----------   ----------   ----------
       Total current liabilities             1,433,294    1,291,451    1,238,542
                                            ----------   ----------   ----------
Other liabilities:
   Long-term debt (Note 5)                     451,656      452,097      606,868
   Deferred income taxes                       123,311      129,303      107,481
   Accrued postretirement healthcare and
     other benefits                            191,852      192,743      200,500
   Other non-current liabilities               166,796      170,742      150,793
                                            ----------   ----------   ----------
      Total other liabilities                  933,615      944,885    1,065,642
                                            ----------   ----------   ----------
      Total liabilities                      2,366,909    2,236,336    2,304,184
                                            ----------   ----------   ----------
Shareholders' equity (Note 6):
   Capital stock                               205,852      205,852      102,933
   Additional paid-in capital                   24,812        -           42,585
   Retained income                           1,699,813    1,670,101    1,561,351
   Accumulated other comprehensive income     (83,823)    (75,962)      (78,706)
                                            ----------   ----------   ----------
                                             1,846,654    1,799,991    1,628,163

  Less - common stock in treasury-at cost      250,219      234,673      164,001
   Unearned compensation on restricted stock    19,665      13,510        18,146
                                            ----------   ----------   ----------
      Total shareholders' equity             1,576,770    1,551,808    1,446,016
                                            ----------   ----------   ----------
                                            $3,943,679   $3,788,144   $3,750,200
                                            ==========   ==========   ==========


                                The McGraw-Hill Companies, Inc.
                                 -------------------------------
                               Consolidated Statement of Cash Flows
                               ------------------------------------
                         For The Six Months Ended June 30, 1999 and 1998
                        --------------------------------------------------


                                                              1999      1998
                                                            ------     -----
Cash flows from operating activities                            (in thousands)
---------------------------------------------
Net income                                                 $114,468     $ 97,980
Adjustments to reconcile net income to
    cash provided by operating activities:
   Depreciation                                              39,365       38,262
   Amortization of goodwill and intangibles                  26,424       26,753
   Amortization of prepublication costs                      56,319       54,423
   Provision for losses on accounts receivable               25,091       37,527
   Other                                                     (1,548)         108
Changes in assets and liabilities net of effect of
    acquisitions and dispositions:
   (Increase)/decrease in accounts receivable                (1,086)       8,923
   Increase in inventories                                  (51,159)    (74,049)
   Decrease in prepaid and other current assets              11,375        9,251
   Decrease in accounts payable and accrued expenses       (128,222)    (99,329)
   Increase in unearned revenue                               5,455       13,414
   Increase in other current liabilities                     20,841       22,486
   Increase in interest and income taxes
     currently payable                                       57,097       34,405
   (Decrease)/increase in prepaid/deferred income taxes        (170)       1,653
   Net change in other assets and liabilities               (21,709)     (3,365)
---------------------------------------------------       ---------    ---------
Cash provided by operating activities                       152,541      168,442
----------------------------------------------------      ---------    ---------
Investing activities
-------------------------
   Investment in prepublication costs                      (94,893)     (69,100)
   Purchases of property and equipment                     (98,505)     (60,325)
   Acquisition of businesses, net of cash acquired         (42,879)         -
   Disposition of property, equipment and businesses         2,112       30,747
---------------------------------------------------       ---------   ----------
Cash used for investing activities                        (234,165)     (98,678)
---------------------------------------------------       ---------   ----------
Financing activities
---------------------------------------------------
   Additions to short-term debt - net                       205,693       50,797
   Dividends paid to shareholders                          (84,756)     (79,483)
   Exercise of stock options                                 14,329       14,441
   Repurchase of treasury shares                           (39,417)     (22,695)
   Other                                                        (5)      (3,060)
---------------------------------------------------       ---------   ----------
Cash provided by/(used for) financing activities            95,844      (40,000)
---------------------------------------------------       ---------   ----------
Effect of exchange rate fluctuations on cash                (1,668)      (1,953)
---------------------------------------------------       ---------   ----------
Net change in cash and equivalents                           12,552       27,811
Cash and equivalents at beginning of period                  10,451        4,768
---------------------------------------------------       ---------   ----------
Cash and equivalents at end of period                      $ 23,003    $  32,579
                                                          =========   ==========

                         The McGraw-Hill Companies, Inc.
                         -------------------------------

                          Notes to Financial Statements
                          -----------------------------


1. The financial information in this report has not been audited, but in the opinion of management all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly such information have been included. The operating results for the three and six month periods ended June 30, 1999 and 1998 are not necessarily indicative of results to be expected for the full year due to the seasonal nature of some of the company's businesses. The financial statements included herein should be read in conjunction with the financial statements and notes included in the company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

2. The following table is a reconciliation of the company's net income to comprehensive income for the three-month and six-month periods ended June 30, 1999:


                                      Three Months               Six Months
                                ----------------------    ----------------------
                                   1999         1998       1999          1998
                                ---------   ----------   ---------    ---------
                                                    (in thousands)

Net income                      $  90,020   $  77,841    $ 114,468      $ 97,980

Other comprehensive income,
  net of tax:  Foreign currency
  translation adjustment          (4,848)     (2,772)      (7,861)       (4,459)
                                ---------   ---------    ---------     ---------
Comprehensive income            $  85,172   $  75,069    $ 106,607     $  93,521
                                =========   =========    =========     =========

3.   The company  has three  reportable  segments:  Educational  &  Professional
     Publishing, Financial Services, and Information and Media Services. The educational and professional publishing segment provides education, training and lifetime learning textbooks and instructional materials for students and professionals. The financial services segment coexists of Standard & Poor's operations, which provide financial information, ratings and analyses, enabling access to capital markets. The information and media services segment includes business and trade media offering information, insight and analysis.


                         The McGraw-Hill Companies, Inc.
                         -------------------------------

                          Notes to Financial Statements
                          -----------------------------


     Operating profit by segment is the primary basis for the chief operating decision maker of the company, the CEO Council, to evaluate the performance of each segment. A summary of operating results by segment for the three months and six months ended June 30, 1999 and 1998 follows:

                                        1999                     1998
                               ----------------------   ----------------------
                                             Operating                Operating
                                  Revenue      Profit      Revenue      Profit
                                 ---------   ----------   ---------   ---------
Three Months                                     (in thousands)
------------
Educational and Professional
  Publishing                      $ 371,068  $  41,250    $ 354,217   $  35,457
Financial Services                  314,891     95,672      282,140      86,159
Information and Media Services      236,762     39,245      244,765      36,428
------------------------------    ---------  ---------    ---------   ---------
Total operating segments            922,721    176,167      881,122     158,044
General corporate expense                 -    (18,298)           -     (17,410)
Interest expense - net                    -    (10,296)           -     (13,025)
------------------------------    ---------  ---------    ---------   ---------
Total company                    $ 922,721   $ 147,573*   $ 881,122   $ 127,609*
                                  =========  =========    =========   =========


*Income before taxes on income.


                                          1999                      1998
                                ----------------------    ----------------------
                                             Operating                 Operating
                                  Revenue       Profit     Revenue       Profit
                               ---------    ----------  ---------     ---------
Six Months                                       (in thousands)
------------
Educational and Professional
   Publishing                 $  580,051   $  (2,607)   $  562,574    $  (4,274)
Financial Services               623,335     189,994       563,644      169,198
Information and Media Services   435,806      54,660       458,324       53,937
------------------------------ ----------   ---------    ----------    ---------
Total operating segments        1,639,192     242,047     1,584,542      218,861
General corporate expense             -       (34,659)          -       (33,111)
Interest expense - net                -       (19,737)          -       (25,127)
------------------------------ ----------   ---------    ----------    ---------
Total company                 $1,639,192   $ 187,651*    $1,584,542   $ 160,623*
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


                         The McGraw-Hill Companies, Inc.
                         -------------------------------
                          Notes to Financial Statements
                          -----------------------------

4.   The allowance for doubtful  accounts and sales  returns,  the components of inventory and the accumulated  amortization of prepublication costs were as follows:
                                            June 30,     Dec. 31,     June 30,
                                              1999         1998         1998
                                           ----------  ----------   ----------
                                                      (in thousands)

    Allowance for doubtful accounts        $  107,631   $  113,639  $   95,191
                                           ==========   ==========  ==========
    Allowance for sales returns            $   65,699   $   98,784  $   48,579
                                           ==========   ==========  ==========

    Inventories:
      Finished goods                       $  272,190   $  235,341  $  285,647
      Work-in-process                          43,848       31,260      45,656
      Paper and other materials                21,759       18,128      31,197
                                           ----------   ----------  ----------
    Total inventories                      $  337,797   $  284,729  $  362,500
                                           ==========   ==========  ==========

    Accumulated amortization of
      prepublication costs                 $  555,007   $  607,574  $  507,098
                                           ==========   ==========  ==========


5. A subsidiary of J.J. Kenny Co. acts as an undisclosed agent in the purchase and sale of municipal securities for broker-dealers and dealer banks and the company had $279.0 million of matched purchase and sale commitments at June 30, 1999. Only those transactions not closed at the settlement date are reflected in the balance sheet as receivables and payables.


                         The McGraw-Hill Companies, Inc.
                         -------------------------------
                          Notes to Financial Statements
                          -----------------------------

6.   A summary of long-term debt follows:
                                             June 30,     Dec. 31,     June 30,
                                               1999         1998         1998
                                           ----------    ----------   ----------
                                                       (in thousands)

   9.43% Notes due 2000                   $    95,043    $   95,043   $  250,000
   Commercial paper supported by
      bank revolving credit agreement         350,000       350,000      350,000
   Other                                        6,613         7,054        6,868
                                           ----------    ----------   ----------
   Total long-term debt                   $   451,656    $  452,097   $  606,868
                                           ==========    ==========   ==========

7.   Common shares  reserved for issuance for conversions and stock based awards were as follows:
                                            June 30,      Dec. 31,     June 30,
                                              1999          1998         1998
                                           ----------   ----------    ----------

 $1.20 convertible preference stock
      at the rate of 13.2 shares for each
      share of preference stock                17,912        17,978       17,978
   Stock based awards                      16,792,511    18,015,440   19,080,854
                                           ----------    ----------   ----------
                                           16,810,423    18,033,418   19,098,832
                                           ==========    ==========   ==========


8. Cash dividends per share declared during the periods were as follows:

                              Three Months             Six Months
                              ------------            ------------
                              1999    1998            1999     1998
                              ----    ----            ----     ----

   Common stock               $.215  $.195            $.430   $.390
   Preference stock            .300   .300             .600    .600


9. A reconciliation of the number of shares used for calculating basic earnings per common share and diluted earnings per common share for the three months and the six months ended June 30, 1999 and 1998 follows:

     Three month period                                      1999        1998
     ------------------                                  ----------   ----------
                                                           (thousands of shares)

     Average number of common shares outstanding           197,100      197,872

     Effect of stock options and other dilutive securities   2,285        1,796
                                                         ----------   ----------
                                                           199,385      199,668
                                                         ==========   ==========

   Six month period                                          1999        1998
   ----------------                                      ----------   ----------
                                                          (thousands of shares)

   Average number of common shares outstanding              197,079      197,952

   Effect of stock options and other dilutive securities      2,384        1,798
                                                         ----------   ----------
                                                            199,463      199,750
                                                         ==========   ==========

     Restricted performance shares outstanding at June 30, 1999 of 890,000 were not included in the computation of diluted earnings per common shares because the necessary vesting conditions have not yet been made.

                         The McGraw-Hill Companies, Inc.
                         -------------------------------
                          Notes to Financial Statements
                          -----------------------------

10. In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The new standard is effective January 1, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities, requiring companies to recognize all derivatives as either assets or liabilities on their balance sheet and measuring them at fair value. The adoption of SFAS No. 133 will not have a material impact on the company's financial statement disclosures.

Operating Results - Comparing Results Ended June 30, 1999 and 1998
------------------------------------------------------------------
Three Months
------------
Consolidated Review
-------------------
Operating revenue for the quarter increased $41.6 million, or 4.7%, over the prior year's quarter to $922.7 million. This increase in operating revenue was due mostly to the Financial Services segment, particularly at Standard & Poor's Ratings, and in the Educational Publishing Group of the Educational and Professional Publishing segment. Excluding the impact of divested businesses, revenue would have increased 7.6%.

Net income for the quarter increased $12.2 million, or 15.6%, over the comparable quarter in the prior year. Diluted earnings per share for the quarter were 45 cents versus 39 cents in the prior year.

Net interest expense decreased $2.7 million or 21.0%, primarily from the impact of the company's tender offer which retired $155 million of its 9.43% Notes in September 1998. Commercial paper borrowing levels are higher this quarter than the prior year due to the impact of the tender offer, the company consolidating office space in New York City and the stock repurchase program announced in the first quarter. The 4.9% per annum average interest rate on commercial paper is lower than the 5.6% per annum average interest rate in the prior year's second quarter.

The provision for taxes as a percent of income before taxes is 39%, the same as the second quarter of 1998.

Segment Review
--------------
Educational and Professional Publishing revenue increased 4.8%, or $16.9 million, and operating profit increased 16.3% to $41.3 million. Excluding Continuing Education Center, which is winding down operations as of the start of this year, revenue increased 7.7% and operating profit grew modestly as expenditures were made in preparation for a robust education market in the third quarter.

The Educational Publishing Group posted solid results for the three months due to Glencoe and SRA/McGraw-Hill. Glencoe posted strong results in its math, social studies, science and health titles. SRA/McGraw-Hill benefited from a return to basics in the reading market, with its Direct Instruction and Collection for Young Scholars series. Higher Education continues to post solid results from new titles and a good backlist performance. Professional book continues to do well with its computer titles, led by books geared to Microsoft's release of Office 2000, as well as in the certification market, science, technical and medical titles. International revenue was higher, led by strong results in Mexico, Europe and the beginning of a recovery in the Asia-Pacific region.

Financial Services' revenue increased 11.6%, or $32.8 million, to $314.9 million and operating profit increased 11.0% to $95.7 million. Standard & Poor's Ratings Services' continues to post stellar results through global expansion and its non-traditional services. This growth at Ratings occurred despite an 11.4% decrease in new domestic bond issue volume in the second quarter. A 90% new issue volume increase for Eurobonds helped increase Ratings' foreign revenue for the quarter. The areas that contributed most to the revenue growth were structured finance, public finance and corporate finance. Standard & Poor's Financial Information Services' revenue increased primarily from growth
in the retail  brokerage  and  institutional   market.  The  company's  index
services continues to do well recording higher licensing fees from increasing volume in S&P SPDR's (S&P Depository Receipts). In the second quarter, the large cap SPDR trust's total assets increased to $13.3 billion as average daily volume climbed to 7.9 million shares. Despite the revenue increases, operating profit declined due to softness in the secondary municipal market and the continued investments in new products and services.

Information and Media Services' revenue declined 3.3%, or $8.0 million, to $236.8 million during the quarter but operating profit improved 7.7% over the prior year. Excluding the impact of the sale of the Information Technology and Communications Group last year, revenue for the segment was up 2.4% over the prior year but operating profit declined modestly. Business Week continues to post strong results led by increased advertisement pages from the computer and communication sector as well as with international advertisers. Publication Services posted solid revenue increases for the quarter largely from trade shows at Aviation Week and Space Technology. The Construction Information Group, despite a small revenue increase, had a decline in its operating profit due to the costs related to the rollout of a new electronic product, Dodge Digital Plans and Specs. Tower Group International posted higher revenues than last year but operating profit declined due to lower gross margins.

Six Months
----------
Consolidated Review
-------------------
For the first six months of the year, operating revenue increased 3.4%, or $54.7 million, to $1.64 billion. The primary factor of this increase is the performance of Financial Services, particularly Standard & Poor's Rating Services, offset by a decrease in Information and Media Services. Excluding the impact of the sale of Information Technology and Communication Group in 1998 and the decision to discontinue Continuing Education Center in 1999, revenue increased 7.2% over the prior year. Net income through the first six months rose 16.8% to $114.5 million. Diluted earnings per share were 57 cents versus 49 cents for the comparable period last year.

Net interest expense through the first half of 1999 was $19.7 million, approximately 21.5% lower than the prior year. The primary reason for the decrease in net interest expense is the impact from the company's tender offer which retired $155 million of its 9.43% Notes in September 1998. This was offset by a $96.3 million increase in the average level of commercial paper borrowings through the first six months of 1999. Interest expense should increase in the second half due to our share repurchases, normal seasonal borrowing levels and the acquisition of Appleton & Lange at the end of June.

Segment Review
--------------
Educational and Professional Publishing revenue increased 3.1% to $580.1 million and its operating loss decreased 39.0% through the first six months of 1999. Excluding the impact of CEC, sales increased 7.6% over the prior year. The Educational Publishing Group has performed very well, particularly its math, social studies and health titles in the elementary-high school business. Higher Education experienced some softness in sales and is flat with prior year. Professional Book Group has posted impressive revenue gains over the prior year due to the popularity of its computer and Internet-related titles such as The Official Guide to Quicken and books geared to Microsoft's release of Office 2000. International revenue increased due to improved performances in Canada and Mexico as well as a slow emergence in the Asia-Pacific region.

Financial Services revenue increased $59.7 million, or 10.6%, over the prior year and operating profit increased $20.8 million to $190.0 million. Standard & Poor's Rating Services continues to post stellar results despite a domestic bond market that has declined 6.1% in dollar volume and 8.3% in the number of issuances from the prior year. International revenue continues to do well due to the emergence of the Euro and Euro-denominated bonds; total dollar volume of Eurobonds issued to date has increased 79% over the prior year. The areas that have performed the strongest through the first six months include corporate finance, structured finance and non-traditional products and services. Standard & Poor's Financial Information Services' revenue increased due largely to the retail market sector. S&P Comstock, which provides real-time quotes to investors, and Index Services were the areas contributing the most to this revenue increase. Operating profits declined slightly year-to-date due to a decline in global information services and investment in the development of the electronic products.

Information & Media Services' revenue declined 4.9% from the prior year, but operating profit increased slightly to $54.7 million. Excluding the impact from the sale of the Information Technology & Communication Group in 1998, revenue increased 2.0%. Business Week has posted solid revenue growth from its advertising pages particularly with international advertisers. Construction Information Group's revenue increased due to its electronic products, but operating profits are down due to expenses related to the rollout of Dodge Plans & Specs. Broadcasting's revenue is down because of the absence of political advertising and softness in local market TV sales. Tower Group International's revenue operating profit is higher due to volume increases but operating profit has decreased due to lower gross margins.

Financial Condition
-------------------
The company continues to maintain a strong financial position. Cash provided by operating activities in the first half totaled $152.5 million compared to $168.4 million in 1998 primarily due to higher working capital requirements from the introduction of new products and implementing new systems, partially offset by higher earnings year to date. Total debt as of June 30, 1999 increased $204 million from year-end, due primarily to seasonal requirements, the impact of consolidating office space in New York City and the purchase of Appleton & Lange at the end of June. The company's strong presence in school and higher education publishing significantly impacts the seasonality of its earnings and borrowing patterns during the year, with the company borrowing during the first half of the year and generating cash in the second half of the year, particularly in the fourth quarter.

Commercial paper borrowings at June 30, 1999 totaled $600 million, an increase of approximately $164 million from the prior year. Commercial paper borrowings have increased in part from the company's early extinguishment of $155 million of its 9.43% Notes in the third quarter of 1998. Commercial paper is supported by a $800 million revolving credit agreement with a group of banks terminating in February 2002, and $350 million has been classified as long term. There are no amounts outstanding under this agreement.

$95 million of 9.43% Notes, due in the year 2000, remain outstanding. Under a shelf registration that became effective with the Securities and Exchange Commission in 1990, the company can issue up to $300 million of debt securities. The new debt could be used to replace a portion of the commercial paper borrowings with longer-term securities when management has determined that interest rates are attractive and markets are favorable.

Gross accounts receivable decreased $68.0 million from year end due primarily to the seasonality of the business. Year over year receivables increased $30.2 million due to higher sales. Inventories increased $53.1 million from the end of 1998 in anticipation of school adoption program orders during the third quarter. Net prepublication costs increased $46.1 million from the end of 1998 to $404.5 million due to higher spending for the educational publishing, higher education and professional publishing products. Purchases of property and equipment were $98.5 million through the current six month period, $38.2 million higher than the prior year, as the company continues the consolidation of its New York City office space. These capital expenditures are largely for furniture and equipment and for building improvements.

Spending is expected to continue at the current rate as the company begins to occupy its new locations.

In late June, the company purchased Appleton & Lange, Inc. for $46 million.
This company, a strong force in medical publishing, will be included in the results for Professional Publishing in the Educational & Professional Publishing segment. There were no significant operating results from this acquisition on the company's second quarter results.

In January 1999, the Board of Directors declared a two-for-one stock split of the company's common stock that was distributed to shareholders on March 8, 1999, and approved a 10.3% increase in the regular quarterly dividend on the company's common stock from $.195 to $.215 per common share. The Board of Directors also authorized a stock repurchase program of up to 15 million shares of outstanding shares. The repurchased shares will be used for general corporate purposes, including the issuance of shares for the exercise of employee stock options. Purchases under this program may be made from time to time on the open market and in private transactions dependent on market conditions. 757,000 shares have been repurchased at a cost of $39.7 million under this program as of the end of the second quarter.program as of the end of the second quarter.

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

As of June 30, 1999 we estimate that 99% of the company's applications have been remediated or replaced, with the remaining 1% to be remediated or replaced in the 3rd quarter. Approximately 97% of the applications have been tested and are considered Year 2000 ready. Management estimates that the remainder of the computer systems that have not been certified as Year 2000 ready will be tested and certified no later than the end of calendar year 1999. As of the filing date of this document, management does not foresee significant problems achieving Year 2000 readiness for any of its material computer systems by the end of the year.

The company is communicating with third parties, including its key vendors, redistributors and customers, to determine their plans to address the Year 2000 issue. The company has taken the following steps to determine if key third parties are addressing the Year 2000 issue: (1) identified and documented all third parties related to the company's vital information systems or critical business processes; (2) sent letters asking them to detail the steps they are taking to become Year 2000 ready; and (3) based on the responses, met with selected vendors and is in the process of establishing follow-up time schedules to evaluate progress on the issue.

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

The cost to assess, remediate and test systems that will not be replaced will approximate $19 million between 1998 and 2000; approximately $14.2 million has been spent through June 30, 1999 to remediate these systems. Certain systems that are not Year 2000 ready are being replaced as part of ongoing system development projects.

Euro Conversion
---------------
On January 1, 1999, certain member nations of the European Economic and Monetary Union ("EMU") adopted a common currency, the Euro. For a three and a half-year transition period, non-cash transactions may be denominated in either the Euro or in the old national currencies. After July 1, 2002, the Euro will be the sole legal tender for EMU countries. The adoption of the Euro will affect a multitude of financial systems and business applications as the commerce of these nations will be transacted in the Euro and the existing national currency. For the year ended December 31, 1998, and for the period ended June 30, 1999, approximately 5 percent of the company's revenues were derived from EMU countries.

Since the adoption of the Euro on January 1, 1999, the company has begun to collect and disburse in the new currency. Our billing systems are prepared to handle Euro invoicing in response to customer interest, and some businesses have already converted from national currency to Euro invoicing for most EMU customers. Plans to convert the accounting currency of businesses operating in the EMU countries from national currencies to the Euro have been formulated with the goal of full conversion by January 1, 2001, a year before the end of transition period. Any costs associated with the adoption of the Euro will be expensed as incurred and the company does not expect these costs to be material to its results of operations, financial condition or liquidity.

      "Safe Harbor Statement under the Private Securities Litigation Reform
       --------------------------------------------------------------------
                                  Act of 1995"
                                  -----------
This section, as well as other portions of this document, includes certain forward-looking statements about the company's business, new products, sales, expenses, cash flows, and operating and capital requirements. Such forward-looking statements include, but are not limited to: the strength of profit levels at Standard & Poor's Rating's Services; the level of capital expenditures, cash flow, debt levels and prepublication cost spending; the Educational and Professional Publishing Group's level of success in state adoptions; the level of success in obtaining advertising; the level of success of new product development and resolution of Year 2000 and Euro conversion issues.

Actual results may differ materially from those in any forward-looking statements because any such statements involve risks and uncertainties and are subject to change based on various important factors, including but not limited to: worldwide economic and political conditions, the health of capital and equity markets, currency and foreign exchange volatility, continued state and local funding for educational matters, expenditures for advertising, the successful marketing of new products, the effect of competitive products and pricing.

                                      Part II
                                      -------
                                Other Information
                                -----------------

Item 1.     Legal Proceedings
            -----------------
County of Orange v. McGraw-Hill Companies, Inc.
-----------------------------------------------
In previous filings, Registrant reported that a Complaint was filed on June
11, 1996 in the United States Bankruptcy Court, Central District of California, in an action captioned County of Orange v. McGraw-Hill Companies, Inc., d/b/a Standard & Poor's (Case No. SA 94-222-72-JR; Adversary No. SA 96-01624-JR). The Complaint alleged that Standard & Poor's breached its contracts with Orange County, was professionally negligent and aided and abetted the County's officers in breaching their fiduciary duty by, inter alia, assigning unduly high ratings to debt instruments issued by the County and by failing to advise the County's Board of Supervisors of the illegal acts being committed by the County's officers. The action was transferred to the United States District Court for the Central District of California (Case No. SA CV 96-765-GLT) in December 1996. In April 1997, the County filed an Amended Complaint for breach of contract and "professional malpractice" and added a claim for punitive damages. In May 1999, the Court granted the County's request to modify the Amended Complaint to replead a claim for aiding and abetting a breach of fiduciary duty. In response to Registrant's interrogatories, and in litigation filings, the County claimed compensatory damages of approximately $2.1 billion, subject to certain offsets, and unspecified punitive damages.

On June 14, 1999, the County agreed to dismiss the lawsuit against Registrant with prejudice in exchange for the payment by Registrant of $140,000, which sum represented a partial refund of rating fees paid by the County for ratings of County debt in 1994. On June 29, 1999, Federal District Court Judge Gary L. Taylor entered an Order which, inter alia, dismissed the lawsuit with prejudice.


Item 4.   Submission of Matters to a Vote of Security Holders.
          ----------------------------------------------------
(a) The 1999 Annual Meeting of Shareholders of the Registrant was held on April 28, 1999.
(b) The following nominees having received the FOR votes set forth opposite their respective names, constituting a plurality of the votes cast at the Annual Meeting for the election of Directors, were duly elected Directors of the Registrant for three-year terms:

   DIRECTOR                         FOR                     WITHHOLD AUTHORITY
   Joseph L. Dionne                 164,927,859             12,670,371
   Linda Koch Lorimer               164,916,739             12,681,491
   Harold W. McGraw III             164,940,011             12,658,219

      The terms of office of the following directors continued after the meeting: Vartan Gregorian, John T. Hartley, James H. Ross, Sidney Taurel, Pedro Aspe, George B. Harvey, Robert P. McGraw and Lois Dickson Rice.

(c)(i)Shareholders ratified the appointment of Ernst & Young as independent auditors for the Registrant and its subsidiaries for 1999. The vote was 177,090,513 shares FOR and 109,411 shares AGAINST, with 397,478 shares abstaining and no broker non-votes.

Item 6.  Exhibits and Reports on Form 8-K                      Page Number
         --------------------------------                      -----------

(a)   Exhibits

(3)   By-laws (as amended to date)                                21-30

   (12)  Computation of ratio of earnings to fixed charges          31

(27)  Financial data schedule                                       32

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

                                (As amended April 28, 1999)

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

      EIGHTH:
         From time to time to provide for the management of the affairs of the Company, at home or abroad, in such manner as they see fit, and in particular,from time to time, to delegate any of the powers of the Board of Directors in the course of the current business of the Company, to any special or standing committee or to any officer or agent, and to appoint any persons to be the agents of the Company, with such powers (including the power to sub-delegate),and upon such terms, as may be thought fit.
      NINTH:
         To appoint an Executive Committee of three or more directors and such other persons as may be added thereto by specific resolution of the Board, who may meet at stated times, or on notice to all by any of their own number; who shall generally perform such duties and exercise such powers as may be directed or delegated by the Board of Directors from time to time. The Board may delegate to such Committee authority to exercise the powers of the Board while the Board is not in session, except as otherwise provided by law. The Executive Committee shall keep regular minutes of its proceedings and report the same to the Board when required.

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

                                    ARTICLE V
                                    ----------
                                  Capital Stock
                                  -------------
1. The instruments of debentures, certificate of shares of the preferred, preference and common capital stock of the Company shall be in such form as shall be approved by the Board of Directors. The certificates shall be signed by the Chairman of the Board or the President and also by the Secretary or the Treasurer. The seal of the Corporation shall be affixed to all certificates. The signatures of the officers upon a certificate may be facsimiles if the certificate is countersigned by a transfer agent or registered by a registrar other than the Corporation itself or its employee. Notwithstanding the foregoing provisions regarding share certificates or any other provisions of this Article V, officers of the Corporation may provide that some or all of any or all classes or series of the Corporation's capital stock may be uncertificated shares.

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

                                Periods Ended June 30, 1999
                               ----------------------------


                                                Six           Twelve
                                                Months        Months
                                               ---------    ---------
                                                  (In thousands)

Earnings
    Earnings from continuing operations
      before income tax expense and
      extraordinary item (Note)               $ 187,651     $ 572,723
    Fixed charges                                41,522        81,019
                                              ---------     ---------
Total Earnings                                $ 229,173     $ 653,742
                                              =========     =========
Fixed Charges (Note)
    Interest expense                          $  21,174     $  45,904
    Portion of rental payments deemed to be
       interest                                  20,348        35,115
                                              ---------     ---------
       Total Fixed Charges                    $  41,522     $  81,019
                                              =========     =========

Ratio of Earnings to Fixed Charges                 5.5x          8.1x


(Note) For purposes of computing the ratio of earnings to fixed charges, "earnings from continuing operations before income taxes" excludes undistributed equity in income of less than 50%-owned companies. "Fixed charges" consist of (1) interest on debt, and (2) the portion of the company's rental expense deemed representative of the interest factor in rental expense. Earnings from continuing operations before income taxes for the twelve-month period ended June 30, 1999 includes a $26.7 million gain on the sale of a building at 65 Broadway and a $16.0 million charge for the write-down of assets at the Continuing Education Center, recorded in 1998.