Form 10-Q
period 1999-09-30
MCGRAW-HILL COMPANIES INC
filed 1999-11-08
CIK 64040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1999

                                    OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

           For the transition period from         to
                                         --------   --------

                       Commission File Number  1-1023

                      THE MCGRAW-HILL companies, INC.
      --------------------------------------------------------------------
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

                        YES  [X]         NO  [ ]

On October 29, 1999 there were approximately 196.1 million shares of common stock (par value $1.00 per share) outstanding.

                         The McGraw-Hill Companies, Inc.
                         -------------------------------
                                TABLE OF CONTENTS
                                -----------------


                                                                Page Number
                                                                -----------
PART I.  FINANCIAL INFORMATION
------------------------------

   Item 1.  Financial Statements
   -------
             Consolidated Statement of Income for
             the three and nine month periods ended
             September 30, 1999 and 1998                                 3

             Consolidated Balance Sheets at September 30, 1999,
             December 31, 1998 and September 30, 1998                   4-5

             Consolidated Statement of Cash Flows for the nine           6
             months ended September 30, 1999 and 1998

             Notes to Consolidated Financial Statements                 7-11


   Item 2.  Management's Discussion and Analysis of Operating
   ------   Results and Financial Condition                           12-17

   Item 3.  Quantitative and Qualitative Disclosures About
   ------   Market Risk                                                 17


Part II.  OTHER INFORMATION
---------------------------

   Item 6.  Exhibits                                                  18-21
   ------

                                  Part I
                           Financial Information
Item 1.  Financial Statements
         ---------------------

                      The McGraw-Hill Companies, Inc.
                      -------------------------------
                     Consolidated Statement of Income
                      -------------------------------
                 Periods Ended September 30, 1999 and 1998
                ------------------------------------------

                                       Three Months              Nine Months
                                  --------------------      -------------------
                                   1999          1998        1999         1998
                                 --------      --------    ---------   ---------
                                        (in thousands, except per-share data)

Operating revenue  (Note 3)    $1,318,477    $1,206,425  $2,957,669   $2,790,967
Expenses:
   Operating                      508,746       497,128   1,269,869    1,245,906
   Selling and general            378,170       340,124     936,169      882,074
   Depreciation and amortization  113,508       115,400     235,616      234,838
                               ----------     ---------  ----------   ----------
      Total expenses            1,000,424       952,652   2,441,654    2,362,818

Other income - net                  6,901        37,583      16,327       48,957
                               ----------    ----------  ----------   ----------
Income from operations            324,954       291,356     532,342      477,106

Interest expense - net             12,591        13,643      32,328       38,770
                               ----------    ----------  ----------   ----------
Income before taxes on income
 and extraordinary item (Note 3)  312,363       277,713     500,014      438,336

Provision for taxes on income     121,822       108,308     195,005      170,951
                               ----------    ----------  ----------    ---------
Income before extraordinary
item                           $  190,541    $  169,405  $  305,009   $  267,385

Extraordinary item - Loss on
  Early extinguishment of debt,
  net of tax                            -        (8,716)          -      (8,716)
                               ----------    ----------  ----------   ----------
  Net income  (Note 2)         $  190,541    $  160,689  $  305,009   $  258,669
                               ==========    ==========  ==========   ==========
Earnings per common share:
   Basic
   Income before extraordinary
   item                        $     0.97    $     0.86  $     1.55   $     1.35
   Net Income                  $     0.97    $     0.82  $     1.55   $     1.31
   Diluted
   Income before extraordinary
   item                        $     0.96    $     0.85  $     1.53   $     1.34
   Net Income                  $     0.96    $     0.81  $     1.53   $     1.30
                               ==========    ==========  ==========   ==========
Average number of common shares
   Outstanding: (Notes 8 and 9)
   Basic                          196,104      196,642      196,673      197,506
   Diluted                        198,078      198,558      198,920      199,344

PAGE>

                         The McGraw-Hill Companies, Inc.
                         -------------------------------
                           Consolidated Balance Sheet
                           --------------------------


                                            Sept. 30,     Dec. 31,     Sept. 30,
                                              1999          1998         1998
                                           ----------   -----------  -----------
                                                      (in thousands)
ASSETS

Current assets:
   Cash and equivalents                    $   15,356   $   10,451    $   55,850
   Accounts receivable (net of allowance
     for doubtful accounts and sales
     returns)  (Note 4)                     1,269,738      950,296     1,074,931
   Receivable from broker-dealers and
     dealer banks (Note 5)                      7,546        4,597         7,477
   Inventories (Note 4)                       313,383      284,729       326,682
   Prepaid income taxes                        93,186       92,496       100,298
   Prepaid and other current assets            74,411       86,192        74,567
                                           ----------   ----------    ----------
       Total current assets                 1,773,620    1,428,761     1,639,805
                                           ----------   ----------    ----------

Prepublication costs (net of accumulated
  amortization) (Note 4)                      386,962      358,429       305,795

Investments and other assets:
   Investment in Rock-McGraw, Inc. - at
     Equity                                    84,303       79,394        76,886
   Prepaid pension expense                    116,856      107,997       108,539
   Other                                      206,435      189,991       175,203
                                           ----------   ----------    ----------
      Total investments and other assets      407,594      377,382       360,628
                                           ----------   ----------    ----------

Property and equipment - at cost              976,460      914,805       902,809
   Less - accumulated depreciation            552,957      550,781       583,914
                                           ----------   ----------    ----------
       Net property and equipment             423,503      364,024       318,895

Goodwill and other intangible assets - at
   cost (net of accumulated amortization)   1,250,147    1,259,548     1,267,520
                                           ----------   ----------    ----------
                                           $4,241,826   $3,788,144    $3,892,643
                                           ==========   ==========    ==========


                         The McGraw-Hill Companies, Inc.
                         -------------------------------
                           Consolidated Balance Sheet
                           --------------------------


                                            Sept. 30,     Dec. 31,    Sept. 30,
                                              1999          1998         1998
                                           ----------   -----------  -----------
                                                       (In thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Notes payable                            $  283,630   $   75,500   $   93,338
   Current portion of long term debt(Note 6)    95,043       -            -
   Accounts payable                            282,674      318,572      261,949
   Payable to broker-dealers and dealer
     banks  (Note 5)                             5,932        4,585        6,168
   Accrued liabilities                         303,323      312,916      278,003
   Income taxes currently payable              180,694       67,396      179,932
   Unearned revenue                            224,364      236,167      215,783
   Other current liabilities                   319,445      276,315      289,320
                                            ----------   ----------   ----------
       Total current liabilities             1,695,105    1,291,451    1,324,493
                                            ----------   ----------   ----------
Other liabilities:
   Long-term debt (Note 6)                     406,560      452,097      606,934
   Deferred income taxes                       123,298      129,303      107,359
   Accrued postretirement healthcare and
     other benefits                            190,321      192,743      202,495
   Other non-current liabilities               181,444      170,742      160,076
                                            ----------   ----------   ----------
      Total other liabilities                  901,623      944,885    1,076,864
                                            ----------   ----------   ----------
      Total liabilities                      2,596,728    2,236,336    2,401,357
                                            ----------   ----------   ----------
Shareholders' equity (Note 7):
   Capital stock                               205,852      205,852      102,933
   Additional paid-in capital                   25,166        -           41,654
   Retained income                           1,848,249    1,670,101    1,685,394
   Accumulated other comprehensive income     (84,079)    (75,962)      (77,323)
                                            ----------   ----------   ----------
                                             1,995,188    1,799,991    1,752,658

  Less - common stock in treasury-at cost      331,684      234,673      243,873
   Unearned compensation on
     restricted stock                           18,406       13,510       17,499
                                            ----------   ----------   ----------
      Total shareholders' equity             1,645,098    1,551,808    1,491,286
                                            ----------   ----------   ----------
                                            $4,241,826   $3,788,144   $3,892,643
                                            ==========   ==========   ==========

PAGE>


                         The McGraw-Hill Companies, Inc.
                         -------------------------------
                      Consolidated Statement of Cash Flows
                      ------------------------------------
              For The Nine Months Ended September 30, 1999 and 1998
             ------------------------------------------------------

                                                              1999       1998
                                                           ---------   ---------
Cash flows from operating activities                          (In thousands)
---------------------------------------------
Net income                                                $ 305,009   $ 258,669
Adjustments to reconcile net income to
    cash provided by operating activities:
   Depreciation                                              57,138      56,473
   Amortization of goodwill and intangibles                  41,377      39,831
   Amortization of prepublication costs                     137,101     138,534
   Provision for losses on accounts receivable               41,548      79,689
   Gain on sale of Building                                    -        (26,656)
   Other                                                     (2,341)      2,220
Changes in assets and liabilities net of effect of
    acquisitions and dispositions:
   Increase in accounts receivable                         (363,172)   (189,116)
   Increase in inventories                                  (26,544)    (37,892)
   Decrease in prepaid and other current assets              10,910      10,655
   Decrease in accounts payable, accrued
        Expenses and other current liabilities              (48,118)    (24,696)
   (Decrease)/increase in unearned revenue                  (11,872)      1,898
   Increase in other current liabilities                     72,287      42,231
   Increase in interest and income taxes
        currently payable                                   110,425      72,739
   (Decrease)/increase in prepaid/deferred income taxes        (499)      1,449
   Net change in other assets and liabilities               (20,611)     (5,659)
---------------------------------------------------       ----------   ---------
Cash provided by operating activities                       302,638     420,369
----------------------------------------------------      ----------   ---------
Investing activities
   Investment in prepublication costs                      (157,418)   (113,796)
   Purchases of property and equipment                     (119,532)   (111,942)
   Acquisition of businesses                                (45,922)    (13,668)
   Disposition of property, equipment and businesses          2,158      66,383
---------------------------------------------------       ----------  ----------
Cash used for investing activities                         (320,714)   (173,023)
---------------------------------------------------       ----------  ----------
Financing activities
   Net additions to commercial paper borrowings             259,125     171,058
   Repayments of long-term debt                                -       (154,878)
   Dividends paid to shareholders                          (126,861)   (116,129)
   Exercise of stock options                                 15,972      15,750
   Repurchase of treasury shares                           (123,968)   (105,636)
   Other                                                       (387)     (4,752)
---------------------------------------------------       ----------  ----------
Cash provided by/(used for) financing activities             23,881    (194,587)
---------------------------------------------------       ----------  ----------
Effect of exchange rate fluctuations on cash                   (900)     (1,677)
                                                          ----------  ----------
Net change in cash and equivalents                            4,905      51,082
Cash and equivalents at beginning of period                  10,451       4,768
---------------------------------------------------       ----------  ----------
Cash and equivalents at end of period                     $  15,356   $  55,850
                                                          ==========  ==========

                         The McGraw-Hill Companies, Inc.
                         -------------------------------

                          Notes to Financial Statements
                          -----------------------------


1. The financial information in this report has not been audited, but in The opinion of management all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly such information have been included. The operating results for the three and nine month periods ended september 30, 1999 and 1998 are not necessarily indicative of results to be expected for the full year due to the seasonal
   nature of some of the company's businesses.   The  financial  statements
   included herein should be read in conjunction with the financial statements and notes included in the company's annual report on Form 10-k for the year ended December 31, 1998.

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

2. The following table is a reconciliation of the company's net income to comprehensive income for the three month and nine month periods ended September 30, 1999:

                                       Three Months             Nine Months
                                  ----------------------  ----------------------
                                     1999         1998      1999         1998
                                   ---------   ----------  ---------   ---------
                                                  (in thousands)

Net income                          $190,541    $160,689    $305,009    $258,669

Other comprehensive income,
  net of tax:  Foreign currency
  translation adjustment               (256)       1,383     (8,117)     (3,076)
                                   ---------   ---------   ---------   ---------
Comprehensive income                $190,285    $162,072    $296,892    $255,593
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


                         The McGraw-Hill Companies, Inc.
                         -------------------------------

                          Notes to Financial Statements
                          -----------------------------



  Operating profit by segment is the primary basis for the chief operating decision maker of the company, the CEO Council, to evaluate the performance of each segment. A summary of operating results by segment for the three months and nine months ended September 30, 1999 and 1998 follows:

                                           1999                     1998
                                 ----------------------   ----------------------
                                               Operating               Operating
                                   Revenue       Profit     Revenue      Profit
                                  ---------    ----------  ---------   ---------
Three Months                                      (in thousands)
------------

Educational and Professional
  Publishing                      $  766,557   $ 235,122  $  713,023  $ 183,930
Financial Services                   321,939      91,829     287,131    111,163
Information and Media Services       229,981      21,978     206,271     19,130
------------------------------     ---------   ---------   ---------  ----------
Total operating segments           1,318,477     348,929   1,206,425    314,223
General corporate expense             -           (23,975)    -         (22,867)
Interest expense - net                -           (12,591)    -         (13,643)
------------------------------     ---------   ----------  ---------  ----------
Total company                     $1,318,477    $ 312,363*$1,206,425  $ 277,713*
                                  ==========   ========== ==========  ==========

*Income before taxes on income.


                                           1999                     1998
                                 ----------------------   ----------------------
                                              Operating               Operating
                                   Revenue       Profit    Revenue       Profit
                                  ---------    ---------- ---------    ---------
Nine Months                                       (in thousands)
------------

Educational and ProfessionalC>
   Publishing                    $1,346,608   $232,515    $1,275,597   $ 179,656
Financial Services                  945,274    281,823       850,775     280,362
Information and Media Services      665,787     76,638       664,595      73,066
------------------------------   ----------   ---------   ----------   ---------
Total operating segments          2,957,669   590,976     2,790,967     533,084
General corporate expense            -        (58,634)       -          (55,978)
Interest expense - net               -        (32,328)       -          (38,770)
------------------------------   ----------   ---------   ----------   ---------
Total company                   $2,957,669   $500,014*   $2,790,967   $ 438,336*
                                ==========   =========   ==========   ==========

*Income before taxes on income.



PAGE>

                         The McGraw-Hill Companies, Inc.
                         -------------------------------
                          Notes to Financial Statements
                          -----------------------------


4. The allowance for doubtful accounts and sales returns, the components of inventory and the accumulated amortization of prepublication costs were as follows:

                                            Sept. 30,     Dec. 31,    Sept. 30,
                                               1999         1998         1998
                                           ----------   ----------   ----------
                                                      (in thousands)

    Allowance for doubtful accounts        $  117,391   $ 113,639    $  115,115
                                            ==========   ==========  ==========
    Allowance for sales returns            $  111,018   $  98,784    $   97,143
                                            ==========   ==========  ==========

    Inventories:
      Finished goods                       $  240,772    $  235,341  $  253,892
      Work-in-process                          45,539        31,260      47,294
      Paper and other materials                27,072        18,128      25,496
                                            ----------   ----------  ----------
    Total inventories                      $  313,383    $  284,729  $  326,682
                                            ==========   ==========  ==========

    Accumulated amortization of
      Prepublication costs                 $  634,629    $  607,574  $  593,634
                                            ==========   ==========  ==========

5. A subsidiary of J.J. Kenny Co. acts as an undisclosed agent in the purchase and sale of municipal securities for broker-dealers and dealer banks and the company had $280.2 million of matched purchase and sale commitments at September 30, 1999. Only those transactions not closed at the settlement date are reflected in the balance sheet as receivables and payables.


6. A summary of long-term debt follows:

                                            Sept. 30,     Dec. 31,     Sept. 30,
                                               1999         1998         1998
                                           ----------    ----------   ----------
                                                       (in thousands)

   9.43% Notes due 2000                    $   95,043    $   95,043   $   95,043
   Commercial paper supported by
      Bank revolving credit agreement         400,000       350,000      504,878
   Other                                        6,560         7,054        7,013
                                           ----------    ----------   ----------
                                              501,603       452,097      606,934
   Less: current portion of long-term debt    (95,043)        -            -
                                           ----------    ----------   ----------
   Total long-term debt                    $  406,560    $  452,097   $  606,934
                                           ==========    ==========   ==========

                         The McGraw-Hill Companies, Inc.
                         -------------------------------
                          Notes to Financial Statements
                          -----------------------------


7. Common shares reserved for issuance for conversions and stock based awards were as follows:

                                            Sept. 30,     Dec. 31,    Sept. 30,
                                              1999          1998         1998
                                           ----------   ----------    ----------
   $1.20 convertible preference stock
      at the rate of 13.2 shares for each
      Share of preference stock                17,912        17,978       17,978
   Stock based awards                      16,653,328    18,015,440   18,867,618
                                           ----------    ----------   ----------
                                           16,671,240    18,033,418   18,885,596
                                           ==========    ==========   ==========


8. Cash dividends per share declared during the periods were as follows:

                              Three Months             Nine Months
                              ------------            ------------
                              1999    1998            1999     1998
                              ----    ----            ----     ----

   Common stock               $.215  $.195            $.645   $.585
   Preference stock            .300   .300             .900    .900


9. A reconciliation of the number of shares used for calculating basic earnings per common share and diluted earnings per common share for the three months and the nine months ended September 30, 1999 and 1998 follows:

   Three month period                                        1999        1998
   ------------------                                    ----------   ----------
                                                           (thousands of shares)

   Average number of common shares outstanding              196,104      196,642

   Effect of stock options and other dilutive securities      1,974        1,916
                                                         ----------   ----------
                                                            198,078      198,558
                                                         ==========   ==========

   Nine month period                                         1999        1998
   ----------------                                      ----------   ----------
                                                           (thousands of shares)

   Average number of common shares outstanding              196,673      197,506

   Effect of stock options and other dilutive securities      2,247        1,838
                                                         ----------   ----------
                                                            198,920      199,344
                                                         ==========   ==========

   Restricted performance shares outstanding at September 30, 1999 of 537,000 were not included in the computation of diluted earnings per common shares because the necessary vesting conditions have not occurred.

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

          Management's Discussion and Analysis of Operating Results and
                               Financial Condition

Operating Results - Comparing Periods Ended September 30, 1999 and 1998

Three Months

Consolidated Review


Operating revenue for the quarter of $1.3 billion increased $112.1 million, or 9.3% over the 1998 quarter on the strong performances of all three segments.

Net income for the quarter was $190.5 million, an 18.6% increase over 1998. Included in the 1998 third quarter results are the following one-time items: a $26.7 million pre-tax gain ($16.3 million after tax) on the sale of an office building, which is recorded in the Financial Services segment; an $8.7 million extraordinary loss after taxes of $5.6 million on the early extinguishment of debt; and a pre-tax charge of $16.0 million ($9.8 million after-tax) for the write-down of assets at the Continuing Education Center, which is recorded in the Educational and Professional Publishing segment. Diluted earnings per share for the quarter were 96 cents versus 81 cents in the prior year. Excluding one-time items in 1998, net income was 17.0% higher in the third quarter of 1999 versus the prior year. Prior year EPS would have been 1 cent higher excluding one-time items.

Net interest expense of $12.6 million decreased $1.1 million, or 7.7% from the prior year primarily due to lower average interest rates on commercial paper borrowings and the $155 million tender offer of the company's 9.43% notes in September 1998.

Segment Review

Educational and Professional Publishing revenues of $766.6 million rose 7.5%, $53.5 million, over 1998. Operating profit, including the impact of the one-time charge for the Continuing Education Center in 1998, increased 27.8% to $235.1 million. Excluding the one-time charge in 1998, operating profit increased 17.6%. SRA/McGraw-Hill had strong revenue and operating profit growth as a result of strong unit sales of the Collection for Young Scholars and Direct Instruction in both adoption states and open territories. Glencoe had record sales in math for the quarter and robust adoption sales, particularly in California. Sales for the School Division were up as a result of the revised math program doing well in open territories, despite some shortfalls in expectations in adoption states. California Testing Bureau (CTB) had strong sales growth due to custom contract sales. McGraw-Hill Consumer Products continues to grow as product is repurposed for sale to parents and students. Higher Education had strong sales growth with the front-list being extremely strong and returns decreasing. Best sellers included: Garrison's Managerial Accounting; Mader, Inquiry into Life and Brinkley, Unfinished Nation. The Professional Book Group had strong seasonal stock demands from major retail stores and on-line retailers, resulting in year-over-year growth. The Appleton and Lange acquisition also accounted for $4.9 million worldwide in increased sales over 1998. International Publishing had strong performances in Canada and Asia-Pacific, which offset softness in Latin America and Spain. Canada performed well on the strength of school and trade sales and Asia-Pacific did particularly well in Singapore and Malaysia.

Financial Services revenue increased 12.1% to $321.9 million and, including the impact of the one-time gain on the sale of real estate and higher rent expense from their relocation to 55 Water Street, operating profit declined 17.4% to $91.8 million. Excluding the impact of the one-time gain, operating profit rose 8.7%. The growth was fueled by the outstanding performance of Standard & Poor's Ratings. Standard & Poor's Ratings produced substantial gains in both the domestic and international markets. Standard & Poor's Ratings also benefited from a soaring Eurobond market, where the new issue dollar volume increased 113% in the quarter. Euro-denominated market volume was up 162% with the growing acceptance of this currency. New issue dollar volume in the U.S. dropped 2.2%, as municipal issuance fell 19.4%, while the corporate and structured markets remained strong. Standard & Poor's Ratings, corporate finance and structured finance units grew substantially, offsetting the weakness in the public finance area. Some of the strength in structured financing in the third quarter was attributable to a changed pattern of deal flows. To avoid potential liquidity problems at year-end because of concern over possible Year 2000 difficulties, some issuers accelerated deals in the asset-backed market. The extent of the acceleration is difficult to gauge; however, Standard & Poor's Ratings expects growth for the balance of the year. Standard & Poor's Retail Group sales grew significantly due to increased sales to the library market and new portfolio launches. Index Services benefited from increased trading in SPDRs, Standard & Poor's Depository Receipts based on S&P Stock price indices, and the growth of the SPDR Trust. At the end of the third quarter, there was $13.2 billion in the large cap SPDR Trust, up from $8 billion for the third quarter of 1998.
Standard & Poor's generates revenue through fees based on trading volume and assets in the SPDR Trusts.

ComStock continues to grow as a prime source of real-time stock quotes and news feeds from around the world for redistributors of information over the Internet. MMS International declined in the quarter due to industry consolidation and lower foreign currency trading volumes. Softness in the energy market negatively impacted Platt's, while weakness in the secondary municipal bond market impacted Kenny. DRI showed softness due to declining subscription and data revenue.

Information and Media Services revenue grew by 11.5% to $230 million. Operating profit grew 14.9% to $22 million on the outstanding performance of Business Week. Business Week completed the best third quarter in its 70-year history with a 41.7% increase in advertising pages, according to Publishers Information Bureau. The Broadcasting Group showed profit gains on a modest revenue increase. Advertising was soft for the Publication Services Group, resulting in declines at Aviation Week, Healthcare and Energy and Petrochemical publications. In 1998, Aviation Week benefited from the Farnsborough Air Show. On October 29, McGraw-Hill announced the sale of its Petrochemical publications; the impact of this sale is not expected to significantly impact our consolidated results. Tower Group International's results improved, however it continued its reorganization process during the third quarter. Construction Information Group's operating profit improved substantially on a modest increase in revenue; but the gain in profit was offset by investments in creating a digital production and distribution platform.

PAGE>

Nine Months

Consolidated Review

For the first nine months of the year, operating revenue of $3.0 billion increased 6% or $166.7 million over 1998. Standard & Poor's Ratings, Educational Publishing, and Business Week were the primary drivers of the increase. Excluding the impact of the sale of the Information Technology and Communications Group in 1998 and the decision to discontinue the Continuing Education Center in 1999, revenue increased $229.1 million, or 8.4%.

Net income for the first nine months of the year increased 17.9%. Diluted earning per share were $1.53 versus $1.30 for the comparable period last year. Excluding the impact of discontinued operations and one-time items, net income for the first nine months of the year increased 11%.

Net interest expense of $32.3 million is $6.4 million, or 16.6%, lower than 1998, primarily due to the impact of the company's tender offer, which retired $155 million of its 9.43% notes in September 1998. Average borrowings for the nine months were $14 million lower than for the same period in the prior year.

Segment Review

Educational and Professional Publishing revenue increased 5.6% to $1.3 billion. Excluding the impact of CEC, which is winding down operations, sales increased 8.2% over the prior year. Educational Publishing has performed very well for the first nine months on the strength of SRA/Glencoe and CTB.

Higher Education's excellent third quarter was the major factor in the year-to-date comparison. Professional Publishing had significant growth over prior year, with benefits from the Appleton & Lange acquisition and growth in sales of its computer titles. International Publishing had strong growth in all regions with the exception of the Ibero Group, which continues to suffer from local economic conditions.

Financial Services revenue increased $94.5 million to $945.3 million for the first nine months as compared to 1998. Operating profit increased $1.5 million to $281.8 million including the one-time gain on the sale of real estate in 1998. Excluding the one-time gain, operating profit grew $28.1 million.
Standard & Poor's Ratings continues its strong performance as all units turn in strong double-digit revenue and operating profit growth, with the exception of public finance. This performance occurred on a soaring Eurobond market, up
87.6% to date on dollar volume issuance and as the Euro-denominated market gains more acceptance, up 147.9% on dollar volume issuance. The U.S. market has declined versus prior year 4.6% in dollar volume issuance, primarily as a result of the 21.5% decease in the municipal bond market. Revenue also increased in Index Services, S&P Comstock, Compustat, and Funds Services. However, operating profit declined slightly year-to-date at these companies due to a decline in global information services and investment in the development of products.

Information and Media Services' revenue was flat with the prior year at $665.8 million with operating profit of $76.6 million, a growth of 4.9% over the prior year. Excluding the impact of the sale of the Information Technology and Communications group in 1998, revenue increased 5.1% and operating profit declined 5.4%. The revenue growth comes primarily from Business Week, which has had an outstanding performance from an increase in advertising pages. Construction Information group's revenue increased due to its electronic products, but operating profits are down due to investment in creating a digital production and distribution platform and the effects of the rollout of Dodge Plans and Specs.

Financial Condition

Net cash flow provided by operating activities amounted to $302.6 million in 1999 versus $420.4 million for the same nine-month period in 1998. The main reason for the decrease despite improved operating results is the increase in accounts receivable. Receivables are up year over year and from year-end December 31, 1998 due to the outstanding performance at Standard & Poor's Ratings and the seasonal impact of Educational and Professional Publishing. The company's strong presence in school and higher education publishing significantly impacts the seasonality of its earnings and borrowing patterns during the year, with the company borrowing during the first half of the year and generating cash in the second half of the year, particularly in the fourth quarter.

Cash used for investing activities increased to $320.7 million from $173.0 in 1998. The increase is the result of investments in prepublication costs due to the cycle of sales for school, professional and higher education publishing. Net prepublication costs are higher from year-end as well as year over year. Capital was also expended for the acquisition of Appleton & Lange at the end of June 1999, for $46 million. Investments continue to be made in property and equipment related to the consolidation of the company's New York office space.

Total debt as of September 30, 1999 increased $257.6 million from year-end 1998 to $785.2 million. Commercial paper borrowings at September 30, 1999 totaled $652.4 million, an increase of approximately $255 million over December 31, 1998. This increase is the result of an increase in accounts receivable, higher prepublication spending, the acquisition of Appleton & Lange, and the continued investment in shares of the company's common stock repurchased for treasury.

Year 2000 Issue

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

The company uses software and data in various aspects of its business, including its products, product development, product support and many administrative functions such as billing and receiving information and merchandise from suppliers. The company has completed an inventory of its technology environment, including non-information technology systems, with special emphasis placed on the company's key information processes. Plans have been developed to remediate or replace, and to test systems at each operating unit to achieve Year 2000 readiness, as appropriate.

The company has hired outside vendors to assist the operating units in implementing and/or remediating computer systems to be Year 2000 ready and to assist in testing. Each of the company's operating units has designated a leader responsible for overseeing and coordinating the day-to-day process to become Year 2000 ready.

As of September 30, 1999, we estimate 99% of the company's applications have been remediated or replaced, with the remaining 1% to be remediated or replaced early in the 4th quarter. Approximately 97% of the applications have been tested and are considered Year 2000 ready. Management estimates that the remainder of the computer systems that have not been certified as Year 2000 ready will be tested and certified no later than the end of calendar year 1999. As of the filing date of this document, management does not foresee significant problems achieving Year 2000 readiness for any of its material computer systems by the end of the year.

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

Standard & Poor's Financial Services groups have been responding to the Securities Industry Association's (SIA) inquiries on the securities industry's readiness. As a part of this inquiry, the Financial Services groups have provided SIA with the appropriate documents, including an overview of Year 2000 projects, the techniques used to make their products Year 2000 ready, results of tests, methods of updating databases and critical third party product dependencies. These responses are being updated periodically.

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

The cost to assess, remediate and test systems that will not be replaced will approximate $19 million between 1998 and 2000; approximately $15.6 million has been spent through September 30, 1999 to remediate these systems. Certain systems that are not Year 2000 ready are being replaced as part of ongoing system development projects.


PAGE>

     "Safe Harbor Statement under the Private Securities Litigation Reform
                                  Act of 1995"

This section, as well as other portions of this document, includes certain forward-looking statements about the company's business, new products, sales, expenses, cash flows, and operating and capital requirements. Such forward-looking statements include, but are not limited to: the strength of profit levels at Standard & Poor's Ratings Services; the level of capital expenditures, cash flow, debt levels and prepublication cost spending; the Educational and Professional Publishing Group's level of success in state adoptions; the level of success in obtaining advertising; the level of success of new product development and resolution of Year 2000 and Euro conversion issues.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
------ ----------------------------------------------------------
The company has no material changes to the disclosure made on this matter in the company's report on Form 10-K for the year ended December 31, 1998.

                                     Part II

                                Other Information



Item 6.  Exhibits and Reports on Form 8-K                      Page Number
         --------------------------------                      -----------

(a)   Exhibits

(12)  Computation of ratio of earnings to fixed charges             20

(27)  Financial data schedule                                       21

(b)   Reports on Form 8-K
         No reports were filed during the period covered by this report



PAGE>

                                   Signatures
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                          The McGraw-Hill Companies, Inc.
                                          -------------------------------






Date:                                  By
      --------------------                ------------------------------
                                                  Robert J. Bahash
                                              Executive Vice President
                                             and Chief Financial Officer






Date:                                  By
      --------------------                ------------------------------
                                                Kenneth M. Vittor
                                             Executive Vice President
                                                and General Counsel






Date:                                  By
      --------------------                ------------------------------
                                                Talia M. Griep
                                             Corporate Controller


                                                                    Exhibit (12)
                         The McGraw-Hill Companies, Inc.
                         -------------------------------

                Computation of Ratio of Earnings to Fixed Charges
                -------------------------------------------------

                        Periods Ended September 30, 1999
                        ---------------------------------



                                                Nine          Twelve
                                                Months        Months
                                               ---------    ---------
                                                  (In thousands)
Earnings
     Earnings from continuing operations
       before income tax expense and
       extraordinary item (Note)               $500,014      $604,311
       Fixed charges                             66,360        84,948
                                               --------      --------
Total Earnings                                 $566,374      $689,259
                                               ========      ========
Fixed Charges (Note)
       Interest expense                        $ 34,564      $ 45,317
       Portion of rental payments deemed to be
         interest                                37,796        39,631
                                               --------      --------
          Total Fixed Charges                  $ 66,360      $ 84,948
                                               ========      ========
Ratio of Earnings to Fixed Charges                  8.5           8.1

(Note) For purposes of computing the ratio of earnings to fixed charges, "earnings from continuing operations before income taxes" excludes undistributed equity in income of less than 50%-owned companies. "Fixed charges" consist of (1) interest on debt, and (2) the portion of the company's rental expense deemed representative of the interest factor in rental expense.