Form 10-K
period 1999-12-31
MCGRAW-HILL COMPANIES INC
filed 2000-03-22
CIK 64040

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K


                   For the fiscal year ended December 31, 1999

                         THE McGRAW-HILL COMPANIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    NEW YORK                                 13-1026995
         -------------------------------                 -------------------
         (State or other jurisdiction of                  (I.R.S. Employer
         incorporation or organization)                  Identification No.)

         1221 AVENUE OF THE AMERICAS, NEW YORK, N.Y.                10020
         -------------------------------------------              ----------
         (Address of principal executive offices)                 (Zip Code)

         Registrant's telephone number, including area code     (212) 512-2000
                                                                --------------

         Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of each exchange
            Title of each class                     on which registered
         ---------------------------                -----------------------
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

         The aggregate market value of voting stock held by nonaffiliates of the registrant as of February 29, 2000, was $9,761,496,394.

         The number of shares of common stock of the registrant outstanding as of February 29, 2000 was 194,491,435 shares.

         Part I, Part II and Part IV incorporate information by reference from the Annual Report to Shareholders for the year ended December 31, 1999. Part III incorporates information by reference from the definitive proxy statement mailed to shareholders March 23, 2000 for the annual meeting of shareholders to be held on April 26, 2000.

                                TABLE OF CONTENTS
                                -----------------
                                     PART I
                                   -----------
Item                                                                       Page
----                                                                       ----
  1. Business..........................................................    1 - 2

  2. Properties........................................................    3 - 4

  3. Legal proceedings.................................................      5

  4. Submission of matters to a vote of security holders ..............      5

     Executive officers of the registrant..............................      6

                                     PART II
                                   -----------

  5. Market for the registrant's common stock and related
     stockholder matters...............................................     7

  6. Selected financial data...........................................     7

  7. Management's discussion and analysis of financial
     condition and results of operations...............................     7

 7A. Market Risk.......................................................     7

  8. Consolidated financial statements and supplementary
     data..............................................................     7

  9. Changes in and disagreements with accountants on accounting
     and financial disclosure..........................................     7

                                    PART III
                                   -----------

 10. Directors and executive officers of the registrant................     8

 11. Executive compensation............................................     8

 12. Security ownership of certain beneficial owners
     and management....................................................     8

 13. Certain relationships and related transactions....................     8

                                     PART IV
                                   ----------

 14. Exhibits, financial statement schedules, and
     reports on Form 8-K...............................................  9 - 12

 Signatures............................................................ 13 - 15

     Exhibits.......................................................... 17 - 20

     Consent of Independent Auditors - Ernst & Young LLP...............    21

     Financial Data Schedule...........................................    22

     Supplementary schedule............................................    23

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

The Registrant's 16,376 employees are located worldwide. They perform the vital functions of analyzing the nature of changing demands for information and of channeling the resources necessary to fill those demands. By virtue of the numerous copyrights and licensing, trade, and other agreements, which are essential to such a business, the Registrant is able to collect, compile, and disseminate this information. All book manufacturing and magazine printing is handled through a number of independent contractors. The Registrant's principal raw material is paper, and the Registrant has assured sources of supply, at competitive prices, adequate for its business needs.

Descriptions of the company's principal products, broad services and markets, and significant achievements are hereby incorporated by reference from Exhibit
(13), pages 5 to 19 and 22 to 23, (textual material) of the Registrant's 1999 Annual Report to Shareholders.

Information as to Operating Segments

The relative contribution of the operating segments of the Registrant and its subsidiaries to operating revenue, operating profit, long-lived assets and geographic information for the three years ended December 31, 1999 at the end of each year, are included in Exhibit (13), on pages 43 and 44 in the Registrant's 1999 Annual Report to Shareholders and is hereby incorporated by reference.

In 1999, Platt's, a provider of real-time information and analysis in the global energy services market, was consolidated with the Energy Information Group in the Information and Media Services segment. Also, in 1999, the management of S&P Personal Wealth, an e-commerce initiative that provides allocation and planning tools to the individual investor, was transferred to Business Week, in the Information and Media Services segment, for operation and consolidation in its online business. The following is a summary of the segment's revenue and operating profit restated for these transfers for the years 1999, 1998 and 1997.

                                                  First            Second            Third            Fourth
                     1999                        Quarter           Quarter          Quarter           Quarter            Y-T-D
                     ----                        -------           -------          -------           -------            -----
                                                                            (In thousands of dollars)
Revenue
Educational & Professional
   Publishing                                   $ 208,983         $371,068       $  766,557        $  388,314       $1,734,922
Financial Services                                292,846          298,723          305,983           327,053        1,224,605
Information & Media Services                      214,642          252,930          245,937           318,961        1,032,470
                                                  -------          -------       ----------        ----------       ----------
                     Total                      $ 716,471         $922,721       $1,318,477        $1,034,328       $3,991,997
                                                =========         ========       ==========        ==========       ==========
Operating Profit
Educational & Professional
   Publishing                                   $ (43,857)        $ 41,250       $  235,122        $   41,152       $  273,667
Financial Services                                 91,653           93,069           88,086            96,932          369,740
Information & Media Services                       18,084           41,848           25,721            94,207          179,860
                                                ---------           ------       ----------        ----------       ----------
                     Total                      $  65,880         $176,167       $  348,929        $  232,291       $  823,267
                                                =========         ========       ==========        ==========       ==========

                                                  First            Second            Third            Fourth
                     1998                        Quarter           Quarter          Quarter          Quarter            Y-T-D
                     ----                        -------           -------          -------          -------            -----
                                                                           (In thousands of dollars)
Revenue
Educational & Professional
   Publishing                                   $ 208,357         $ 354,217      $  713,023        $  344,746       $1,620,343
Financial Services                                266,046           265,980         270,784           285,007        1,087,817
Information & Media Services                      229,017           260,925         222,618           308,425        1,020,985
                                                ---------         ---------      ----------        ----------       ----------
                     Total                      $ 703,420         $ 881,122      $1,206,425        $  938,178       $3,729,145
                                                =========         =========      ==========        ==========       ==========

Operating Profit
Educational & Professional
   Publishing                                   $ (39,731)        $  35,457      $  183,930        $   22,420       $  202,076
Financial Services                                 82,247            84,247         108,017            81,358          355,869
Information & Media Services                       18,301            38,340          22,276            52,206          131,123
                                                ---------         ---------      ----------        ----------       ----------
                     Total                      $  60,817         $ 158,044      $  314,223        $  155,984       $  689,068
                                                =========         =========      ==========        ==========       ==========

                                                   First           Second            Third            Fourth
                     1997                         Quarter          Quarter          Quarter          Quarter            Y-T-D
                     ----                         -------          -------          -------          -------            -----
                                                                          (In thousands of dollars)
Revenue
Educational & Professional
   Publishing                                   $ 196,857        $ 357,278       $  681,214        $  338,448       $1,573,797
Financial Services                                221,019          220,179          229,545           250,392          921,135
Information & Media Services                      235,059          259,195          232,981           311,928        1,039,163
                                                ---------        ---------       ----------        ----------        ---------
                     Total                      $ 652,935        $ 836,652       $1,143,740        $  900,768       $3,534,095
                                                =========        =========       ==========        ==========       ==========

Operating Profit
Educational & Professional
   Publishing                                   $ (42,551)       $  34,204       $  178,276        $   17,793       $  187,722
Financial Services                                 70,717           65,522           45,814            74,025          256,078
Information & Media Services                       21,891           38,568           41,182            53,709          155,350
                                                ---------        ---------       ----------        ----------       ----------
                     Total                      $  50,057        $ 138,294       $  265,272        $  145,527       $  599,150
                                                =========        =========       ==========        ==========       ==========

Item 2.   Properties


The Registrant leases office facilities at 361 locations: 277 are in the United States. In addition, the Registrant owns real property at 21 locations: 18 are in the United States. The principal facilities of the Registrant are as follows:

                                            OWNED               SQUARE
                                              OR                 FEET
                 LOCATIONS                  LEASED            (THOUSANDS)                 BUSINESS UNIT
                 ---------                  ------            -----------                 -------------
       DOMESTIC

       New York, NY                         leased                1,002         1221 Avenue of the Americas: See below

       New York, NY                         leased                  946         Standard & Poor's: See below
                                                                                (55 Water)

       New York, NY                         leased                  448         Various Units: See below
                                                                                (2 Penn Plaza)

       Hightstown, NJ                       owned
         Office and Data Center                                     490         Various Units
         Warehouse                                                  412         Leased to non-McGraw-Hill
                                                                                tenant

       Blacklick (Gahanna), OH              owned                               Various operating units
          Book Distr. Ctr.                                          558
          Office                                                     73

       Desoto, TX
          Book Dist. Ctr.                   leased                  382         School

       Dallas, TX                           leased                              School
          Assembly Plant                                            418

       Dubuque, IA                          owned                               Higher Education
          Office                                                    107
          Warehouse                                                 279

       Grove City, OH
          Warehouse                         leased                  305         School

       Columbus, OH                         owned                   170         School: See below

       Monterey, CA                         owned                   215         CTB

       Englewood, CO                        owned                   133         Financial Services

       Lexington, MA                        leased                  132         Various operating units and
                                                                                non-McGraw-Hill sub-tenants

       Lexington, MA                        owned                    53         Partially occupied with non-
                                                                                McGraw-Hill tenant

       Burr Ridge IL                        leased                  115         Various publishing units

       Denver, CO                           owned                    88         Broadcasting

       Indianapolis, IN                     leased                   54         Broadcasting

       Indianapolis, IN                     leased                  127         CTB

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

       Maidenhead, England                  leased                   85         McGraw-Hill International
                                                                                (U.K.) Ltd.

       Jurong, Singapore                    leased                   22         Various Operating Units
         Office                             leased                   91         Various Publishing Units


The leases at 25 Broadway, 26 Broadway, 1633 Broadway, and 11 West 19th Street expired in 1999 and the occupants were relocated to 55 Water Street and 2 Penn Plaza.

The space leased at 1221 Avenue of the Americas in New York City continues to be the corporate headquarters. The building is owned by Rock-McGraw, Inc., a corporation in which the Registrant and the Rockefeller Group, Inc., are the sole shareholders. As of January 1, 2000, the Registrant occupies approximately 319,064 square feet of the rental space under a 30 year lease expiring in June 30, 2002. In addition, the Registrant subleases for its own account approximately 683,039 square feet of space. On February 1, 2000, the termination of a sublease resulted in total occupied space by Registrant of 457,076 square feet and subleased space of 540,790 square feet. A new lease at 1221 Avenue of the Americas has been executed for the period July 1, 2002 through March 31, 2020, during which time the Registrant will lease 395,485 square feet.

Two leases were signed at the end of 1997 for locations at 55 Water Street and 2 Penn Plaza in New York City. The 55 Water Street lease is for 946,048 square feet and houses all of the Standard & Poor's divisions. The 2 Penn Plaza lease for 447,048 square feet currently houses various operating units within Educational and Professional Publishing segment and Information and Media Services segment.

Construction in Columbus Ohio was completed at year-end 1999 and the School division moved into 170,000 square feet of space in December of 1999. This location at Westerville, Ohio which the school group previously occupied is planned to be sold in 2000.

Item 3.      Legal Proceedings

             While the Registrant and its subsidiaries are defendants in numerous legal proceedings in the United States and abroad, neither the Registrant nor its subsidiaries are a party to, nor are any of their properties subject to, any known material pending legal proceedings which Registrant believes will result in a material adverse effect on its financial statements or business operations.


Item 4.      Submission of Matters to a Vote of Security Holders

             No matters were submitted to a vote of Registrant's security holders during the last quarter of the period covered by this Report.

                        Executive Officers of Registrant
                        --------------------------------

               Name                       Age                            Position
               ----                       ---                            --------
     Harold McGraw III                    51               Chairman of the Board
                                                           President and Chief Executive Officer

     Robert J. Bahash                     54               Executive Vice President and
                                                                       Chief Financial Officer

     Barbara B. Maddock                   49               Executive Vice President, Organizational
                                                                       Effectiveness

     John Negroponte                      60               Executive Vice President, Global Markets

     Kenneth M. Vittor                    50               Executive Vice President and General Counsel

     Peter Watkins                        52               Executive Vice President, Information
                                                                       Management and Chief Technology Officer

     Scott L. Bennett                     50               Senior Vice President, Associate General
                                                                       Counsel and Secretary

     Glenn S. Goldberg                    41               Senior Vice President, Corporate Affairs
                                                                       and Assistant to the Chairman, President and Chief
                                                                       Executive Officer

     Frank J. Kaufman                     55               Senior Vice President, Taxes

     Frank D. Penglase                    59               Senior Vice President, Treasury Operations

     Talia M. Griep                       37               Corporate Controller

All of the above executive officers of the Registrant have been full-time employees of the Registrant for more than five years except for John Negroponte and Peter Watkins.

Mr. Negroponte, prior to his becoming an officer of the Registrant on September 2, 1997, was with the United States Diplomatic Corps for 37 years where he held numerous senior positions, including ambassador to Mexico, the Philippines, and Honduras.

Mr. Watkins, prior to his becoming an officer of the Registrant on February 1, 2000, was executive vice president and chief information officer for the Canadian Imperial Bank of Commerce for two and one-half years. Prior to that he was with Ernst & Young Canada for ten years.

                                     PART II


Item 5.      Market for the Registrant's Common Stock and Related Stockholder
             Matters

The approximate number of holders of the Company's common stock as of February 29, 2000 was 5,397.

                                                                                 1999                 1998
                                                                                 ----                 ----
     Dividends per share of common stock:
     $.215 per quarter in 1999                                                  $0.86
     $.195 per quarter in 1998                                                                       $0.78

Information concerning other matters is incorporated herein by reference from Exhibit (13), from page 52 of the 1999 Annual Report to Shareholders.

Item 6.  Selected Financial Data

Incorporated herein by reference from Exhibit (13), from the 1999 Annual Report to Shareholders, page 50 and page 51.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Incorporated herein by reference from Exhibit (13), from the 1999 Annual Report to Shareholders, pages 26 to 36.

Item 7A.     Market Risk

Incorporated herein by reference from Exhibit (13), from the 1999 Annual Report to Shareholders, page 36.

Item 8.      Consolidated Financial Statements and Supplementary Data

Incorporated herein by reference from Exhibit (13), from the 1999 Annual Report to Shareholders, pages 37 to 48 and page 52.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

                                    PART III


Item 10.       Directors and Executive Officers of the Registrant

Information concerning directors is incorporated herein by reference from the Registrant's definitive proxy statement dated March 23, 2000 for the annual meeting of shareholders to be held on April 26, 2000.


Item 11.       Executive Compensation

Incorporated herein by reference from the Registrant's definitive proxy statement dated March 23, 2000 for the annual meeting of shareholders to be held on April 26, 2000.


Item 12.       Security Ownership of Certain Beneficial Owners and Management

Incorporated herein by reference from the Registrant's definitive proxy statement dated March 23, 2000 for the annual meeting of shareholders to be held April 26, 2000.


Item 13.       Certain Relationships and Related Transactions

Incorporated herein by reference from the Registrant's definitive proxy statement dated March 23, 2000 for the annual meeting of shareholders to be held April 26, 2000.

                                     PART IV


Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

 (a)  1.     Financial Statements.

      2.     Financial Statement Schedules.

             The McGraw-Hill Companies
           Index to Financial Statements
         And Financial Statement Schedules

                                                                                         Reference
                                                                                  -----------------------------
                                                                                                 Annual Report
                                                                                  Form               to Share-
                                                                                  10-K           holders (page)
                                                                                  ----           --------------
Data incorporated by reference from Annual Report to Shareholders:

     Report of Independent Auditors.............................................                          49
     Consolidated balance sheet at
         December 31, 1999 and 1998.............................................                       38-39
     Consolidated statement of income
         for each of the three years in
         the period ended December 31, 1999.....................................                          37
     Consolidated statement of cash flows
         for each of the three years in the
         period ended December 31, 1999.........................................                          40
     Consolidated statement of shareholders'
         equity for each of the three years in
         the period ended December 31, 1999.....................................                          41
     Notes to consolidated financial
         statements.............................................................                       42-48
     Quarterly financial information............................................                          52

     Consent of Independent Auditors............................................    21

     Consolidated schedule for each of the three years in the period ended December 31, 1999

       II - Reserves for doubtful accounts
                 and sales returns .............................................    23

All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

The financial statements listed in the above index which are included in the Annual Report to Shareholders for the year ended December 31, 1999 are hereby incorporated by reference in Exhibit (13). With the exception of the pages listed in the above index, the 1999 Annual Report to Shareholders is not to be deemed filed as part of Item 14 (a)(1).

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

(13) Registrant's 1999 Annual Report to Shareholders. Such Report, except for those portions thereof which are expressly incorporated by reference in this Form 10-K, is furnished for the information of the Commission and is not deemed "filed" as part of this Form 10-K.

(21)     Subsidiaries of the Registrant.

(23)     Consent of Ernst & Young LLP, Independent Auditors.

(27)     Financial Data Schedule.

(b)      Reports on Form 8-K.

         No reports on Form 8-K were filed by the Registrant in the last quarter covered by this Form 10-K.



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

The McGraw-Hill Companies, Inc.
-------------------------------
         Registrant




By:   /s/ Kenneth M. Vittor
      ------------------------------------------
      Kenneth M. Vittor
      Executive Vice President and General Counsel
      March 22, 2000


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 22, 2000 on behalf of Registrant by the following persons who signed in the capacities as set forth below under their respective names. Registrant's board of directors is comprised of twelve members and the signatures set forth below of individual board members, constitute at least a majority of such board.

/s/ Harold McGraw III
------------------------------------------
Harold McGraw III
Chairman of the Board
President and Chief Executive Officer
Director


/s/ Robert J. Bahash
------------------------------------------
Robert J. Bahash
Executive Vice President and
Chief Financial Officer

/s/ Talia M. Griep
------------------------------------------
Talia M. Griep
Corporate Controller


/s/ Pedro Aspe
------------------------------------------
Pedro Aspe
Director


/s/ Sir Winfried Bischoff
-------------------------------------------
Sir Winfried Bischoff
Director

/s/ Joseph L. Dionne
------------------------------------------
Joseph L. Dionne
Director


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

/s/ Lois Dickson Rice
--------------------------------------------
Lois Dickson Rice
Director

/s/ James H. Ross
--------------------------------------------
James H. Ross
Director

/s/ Sidney Taurel
--------------------------------------------
Sidney Taurel
Director

                                Table of Contents

                        EXHIBITS AND FINANCIAL STATEMENTS


EXHIBIT                                                                    PAGE

(12)     Computation of Ratio of Earnings to Fixed Charges...............  17-18

(13)     Registrant's 1999 Annual Report to Shareholders.................    -

(21)     Subsidiaries of Registrant......................................  19-20

(23)     Consent of Ernst & Young LLP Independent Auditors...............    21

(27)     Financial Data Schedules........................................    22

Schedule II Reserves for Doubtful Accounts and Sales Returns.............    23