Form 10-Q
period 2000-03-31
MCGRAW-HILL COMPANIES INC
filed 2000-05-05
CIK 64040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q


[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000

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

                        YES  [X]         NO  [ ]

On April 30, 2000 there were approximately 194.5 million shares of common stock (par value $1.00 per share) outstanding.

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

   Item 1.  Financial Statements
   -------
             Consolidated Statement of Income for
             the three months ended March 31, 2000 and 1999           3

             Consolidated Balance Sheet at March 31, 2000,
             December 31, 1999 and March 31, 1999                    4-5

             Consolidated Statement of Cash Flows for the three       6
             months ended March 31, 2000 and 1999

             Notes to Consolidated Financial Statements              7-10


   Item 2.  Management's Discussion and Analysis of Operating
   ------   Results and Financial Condition                         11-13


Part II.  OTHER INFORMATION
---------------------------

   Item 1.  Legal Proceedings                                         14
   ------

   Item 6.  Exhibits and Reports on Form 8-K                        15-30
   ------

                                   Part I

                             Financial Information

Item 1.  Financial Statements
         ---------------------

                        The McGraw-Hill Companies, Inc.
                        -------------------------------
                       Consolidated Statement of Income
                        -------------------------------
                  Three Months Ended March 31, 2000 and 1999
                  ------------------------------------------


                                                      2000           1999
                                                   -----------    -----------
                                                     (in thousands, except
                                                        per-share data)

Operating revenue                                  $   802,534    $   716,471
Expenses:
   Operating                                           373,845        351,081
   Selling and general                                 291,508        267,590
  Depreciation and amortization                         59,197         52,867
                                                   -----------    -----------
      Total expenses                                   724,550        671,538

Other income - net                                      25,039          4,586
                                                   -----------    -----------
Income from operations                                 103,023         49,519

Interest expense - net                                   9,345          9,441
                                                   -----------    -----------

Income before taxes on income                           93,678         40,078

Provision for taxes on income                           36,066         15,630
                                                   -----------    -----------
Net Income                                         $    57,612    $    24,448
                                                   ===========    ===========

Earnings per common share:

   Basic                                           $      0.30    $      0.12
                                                   ===========    ===========

   Diluted                                         $      0.29    $      0.12
                                                   ===========    ===========
Average number of common
   shares outstanding:  (Note 9)

   Basic                                               194,391        196,847

   Diluted                                             196,104        199,330


                                The McGraw-Hill Companies, Inc.
                                ------------------------------
                                 Consolidated Balance Sheet
                                --------------------------


                                            March 31,    Dec. 31,   March 31,
                                              2000         1999       1999
                                            ---------- -----------   ----------
                                                       (In thousands)
ASSETS

Current assets:
   Cash and equivalents                     $   6,812    $    6,489   $   36,041
   Accounts receivable (net of allowance
     for doubtful accounts and sales
     returns)  (Note 4)                       786,047     1,048,991      773,667
   Receivable from broker-dealers and
     dealer banks (Note 5)                     12,920         3,615        7,286
   Inventories (Note 4)                       356,301       295,255      300,318
   Deferred income taxes                      111,345       113,206       92,820
   Prepaid and other current assets           110,197        86,169      107,293
                                           ----------    ----------   ----------
       Total current assets                 1,383,622     1,553,725    1,317,425
                                           ----------    ----------   ----------

Prepublication costs (net of accumulated
amortization)  (Note 4)                       454,833       439,351      365,919

Investments and other assets:
   Investment in Rock-McGraw, Inc. - at
     equity                                    88,268        85,997       81,115
   Prepaid pension expense                    127,870       119,495      110,758
   Other                                      201,091       206,770      192,660
                                           ----------    ----------   ----------
      Total investments and other assets      417,229       412,262      384,533
                                           ----------    ----------   ----------

Property and equipment  -  at cost            949,210       993,704      962,471
   Less - accumulated depreciation            539,034       563,296      568,103
                                           ----------    ----------   ----------
       Net property and equipment             410,176       430,408      394,368

Goodwill and other intangible assets - at
   cost (net of accumulated amortization)   1,201,342     1,253,051    1,238,722
                                           ----------    ----------   ----------
                                           $3,867,202    $4,088,797   $3,700,967
                                           ==========    ==========   ==========


                         The McGraw-Hill Companies, Inc.
                         -------------------------------
                            Consolidated Balance Sheet
                            --------------------------


                                            March 31,    Dec. 31,    March 31,
                                              2000         1999        1999
                                            ---------- -----------   ----------
                                                       (In thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Notes payable                           $  139,976    $   86,631   $  189,113
   Current portion of long-term debt           95,043        95,043         -
   Accounts payable                           218,782       340,220      226,310
   Payable to broker-dealers and dealer
     banks  (Note 5)                           12,781         2,725        5,790
   Accrued liabilities                        224,800       345,339      204,555
   Income taxes currently payable             130,118       105,066       62,917
   Unearned revenue                           253,959       242,494      247,825
   Other current liabilities                  294,875       307,935      278,859
                                           ----------    ----------   ----------
       Total current liabilities            1,370,334     1,525,453    1,215,369
                                           ----------    ----------   ----------
Other liabilities:
   Long-term debt (Note 6)                    353,175       354,775      451,825
   Deferred income taxes                      123,157       135,426      123,224
   Accrued postretirement healthcare and
     other benefits                           186,593       187,485      192,297
   Other non-current liabilities              195,132       194,165      159,380
                                           ----------    ----------   ----------
      Total other liabilities                 858,057       871,851      926,726
                                           ----------    ----------   ----------
      Total liabilities                     2,228,391     2,397,304    2,142,095
                                           ----------    ----------   ----------
Shareholders' equity (Note 7 & 8):
   Capital stock                              205,852       205,852      205,852
   Additional paid-in capital                  36,806        24,305       19,998
   Retained income                          1,938,780     1,926,816    1,652,249
   Accumulated other comprehensive income     (87,842)     (87,731)     (78,975)
                                           ----------    ----------   ----------
                                            2,093,596     2,069,242    1,799,124

   Less - common stock in treasury-at cost    440,091       363,728      222,505
   Unearned compensation on restricted stock   14,694        14,021       17,747
                                           ----------    ----------   ----------
      Total shareholders' equity            1,638,811     1,691,493    1,558,872
                                           ----------    ----------   ----------
                                           $3,867,202    $4,088,797   $3,700,967
                                           ==========    ==========   ==========


                         The McGraw-Hill Companies, Inc.
                         -------------------------------
                      Consolidated Statement of Cash Flows
                      ------------------------------------
               For The Three Months Ended March 31, 2000 and 1999
               --------------------------------------------------

                                                           2000         1999
                                                        ----------  -----------
Cash flows from operating activities                         (In thousands)
---------------------------------------------
Net income                                               $  57,612     $  24,448
Adjustments to reconcile net income to
    cash provided by operating activities:
   Depreciation                                             21,180        19,515
   Amortization of goodwill and intangibles                 13,954        13,227
   Amortization of prepublication costs                     24,063        20,125
   Gain on sale of Tower Group International               (16,587)          -
   Provision for losses on accounts receivable              14,505        10,033
   Other                                                    (2,443)      (1,546)
Changes in assets and liabilities net of effect of
    acquisitions and dispositions:
   Decrease in accounts receivable                         149,312       166,161
   Increase in inventories                                 (61,612)     (15,957)
   Increase in prepaid and other current assets            (25,020)     (21,525)
   Decrease in accounts payable and accrued expenses      (205,724)    (200,296)
   Increase in unearned revenue                             11,981        11,857
   (Decrease) / increase in other current liabilities      (17,290)        3,947
   Increase / (decrease) in interest and income taxes
     currently payable                                      28,815       (4,235)
   Increase / (decrease) in deferred income taxes              658         (176)
   Net change in other assets and liabilities               (9,665)        (545)
---------------------------------------------------      ---------     ---------
Cash provided by operating activities                      (16,261)       25,033
---------------------------------------------------      ---------     ---------
Investing activities
-------------------------
   Investment in prepublication costs                      (35,845)     (27,026)
   Purchases of property and equipment                     (16,377)     (51,507)
   Disposition of property, equipment and businesses       139,150          189
---------------------------------------------------      ---------     ---------
   Cash used for investing activities                       86,928      (78,344)
---------------------------------------------------       ---------    ---------
   Financing activities
----------------------------
   Additions to / (repayments of) short-term debt - net     53,414       114,122
   Dividends paid to shareholders                          (45,648)     (42,300)
   Repurchase of treasury shares                           (78,611)        -
   Exercise of stock options                                 2,115         7,563
   Other                                                      (888)           62
---------------------------------------------------       ---------    ---------
Cash provided by financing activities                      (69,618)       79,447
---------------------------------------------------       ---------    ---------
Effect of exchange rate fluctuations on cash                  (726)        (546)
                                                          ---------    ---------
Net change in cash and equivalents                             323        25,590

Cash and equivalents at beginning of period                  6,489        10,451
---------------------------------------------------       ---------    ---------
Cash and equivalents at end of period                       $6,812     $  36,041
                                                          =========    =========

                       The McGraw-Hill Companies, Inc.
                       -------------------------------

                        Notes to Financial Statements
                        -----------------------------


1. The financial information in this report has not been audited, but in the opinion of management all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly such information have been included. The operating results for the three months ended March 31, 2000 and 1999 are not necessarily indicative of results to be expected for the full year due to the seasonal nature of some of the company's businesses. The financial statements included herein should be read in conjunction with the financial statements and notes included in the company's Annual Report on Form 10-K for the year ended December 31, 1999.

   Certain prior year amounts have been reclassified for comparability purposes.


2. The following table is a reconciliation of the company's net income to comprehensive income for the three month period ended March 31, 2000:

                                                     2000             1999
                                                  -----------    -----------
                                                     (in thousands, except
                                                      per-share data)

    Net income                                   $    57,612     $    24,448
    Other comprehensive income, net of tax:
    Foreign currency translation adjustments            (111)         (3,013)
                                                 -----------     -----------
    Total other comprehensive income                    (111)         (3,013)
                                                 -----------     -----------
    Comprehensive income                         $    57,501     $    21,435
                                                 ===========     ===========

3. The company has three reportable segments: Educational and Professional Publishing, Financial Services, and Information and Media Services. The educational and professional publishing segment provides educational and professional reference materials, training and lifetime learning for students and professionals. The financial services segment consists of Standard & Poor's operations, which provide a wide range of financial information, credit ratings and analysis globally. The information and media services segment includes business and professional media offering information, insight and analysis.

                       The McGraw-Hill Companies, Inc.
                       -------------------------------

                        Notes to Financial Statements
                        -----------------------------

  Operating profit by segment is the primary basis for the chief operating decision maker of the company, the CEO Council, to evaluate the performance of each segment. A summary of operating results by segment for the three months ended March 31, 2000 and 1999 follows:

                                            2000                  1999
                                    -------------------  --------------------
                                          Operating            Operating
                                     Revenue    Profit    Revenue     Profit
                                    --------  ---------  ---------   ---------
                                                  (in thousands)
    Educational and Professional
       Publishing                    $238,682   $(36,770)  $208,983  $(43,857)
    Financial Services                317,041    101,511    292,846    91,653
    Information and Media Services    246,811     57,066    214,642    18,084
    -------------------------------- --------   --------   --------  --------
    Total operating segments          802,534    121,807    716,471    65,880
    General corporate expense             -      (18,784)      -      (16,361)
    Interest expense - net                -       (9,345)      -       (9,441)
    -------------------------------- --------   --------   --------  --------
    Total company                    $802,534  $ 93,678*   $716,471  $ 40,078*
                                     ========   ========   ========  ========

*Income before taxes on income.

4. The allowance for doubtful accounts and sales returns, the components of inventory and the accumulated amortization of prepublication costs were as follows:

                                           March 31,    Dec. 31,    March 31,
                                              2000         1999        1999
                                           ----------  ----------    ----------
                                                       (In thousands)


  Allowance for doubtful accounts          $  127,131   $   125,144   $  107,377
                                           ==========   ===========   ==========
    Allowance for sales returns            $   87,677   $   107,382   $   83,220
                                           ==========   ===========   ==========

    Inventories:
    Finished goods                         $  294,047   $   239,139   $  241,897
    Work-in-process                            29,758        25,205       39,191
    Paper and other materials                  32,496        30,911       19,230
                                           ----------   -----------   ----------
    Total inventories                      $  356,301   $   295,255   $  300,318
                                           ==========   ===========   ==========

    Accumulated amortization of
      prepublication costs                 $  540,096   $   661,207   $  512,610
                                           ==========   ===========   ==========

5. A subsidiary of J.J. Kenny Co. acts as an undisclosed agent in the purchase and sale of municipal securities for broker-dealers and dealer banks and the company had $182.1 million of matched purchase and sale commitments at

                       The McGraw-Hill Companies, Inc.
                       -------------------------------
                        Notes to Financial Statements
                        -----------------------------

   March 31, 2000. Only those transactions not closed at the settlement date are reflected in the balance sheet as receivables and payables.

6.    A summary of long-term debt follows:

                                            March 31,    Dec. 31,     March 31,
                                              2000         1999         1999
                                           ----------  ----------    ----------
                                                       (In thousands)


   9.43% Notes due 2000                    $   95,043    $   95,043   $   95,043
   Commercial paper supported by
      bank revolving credit agreement         350,000       350,000      350,000
   Other                                        3,175         4,775        6,782
                                           ----------    ----------   ----------
   Total long-term debt                       448,218       449,818      451,825
   Less: Current portion of long-term debt    (95,043)      (95,043)        -
                                           ----------    ----------   ----------
                                           $  353,175    $  354,775   $  451,825
                                           ==========    ==========   ==========

7. Common shares reserved for issuance for conversions and stock based awards were as follows:
                                            March 31,     Dec. 31,     March 31,
                                              2000          1999          1999
                                           ----------   ----------    ----------
   $1.20 convertible preference stock
      at the rate of 13.2 shares for each
      share of preference stock                17,846        17,846       17,978
   Stock based awards                      15,554,930    15,941,131   17,081,129
                                            ---------     ---------    ---------
                                           15,572,776    15,958,977   17,099,107
                                           ==========    ==========   ==========

8. Cash dividends per share declared during the three months ended March 31, 2000 and 1999 were as follows:

                                     2000     1999
                                     ----     ----
   Common stock                     $.235    $.215
   Preference stock                  .300     .300

9. A reconciliation of the number of shares used for calculating basic earnings per common share and diluted earnings per common share for the three months ended March 31, 2000 and 1999 follows:
                                                           2000          1999
                                                          ----------  ----------
                                                             (In thousands)

Average number of common shares outstanding                  194,391     196,847
   Effect of stock options and other dilutive securities       1,713       2,483
                                                          ----------  ----------
   Average number of common shares outstanding including
     effect of dilutive securities                           196,104     199,330
                                                          ==========  ==========

   Restricted performance shares outstanding at March 31, 2000 of 580,000 were not included in the computation of diluted earnings per common shares because the necessary vesting conditions have not yet been made.

10.In June  1998,  the FASB  issued  SFAS No.  133,  Accounting  for  Derivative
   Instruments  and Hedging  Activities.  The new standard is effective
   January 1, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities, requiring companies to recognize all derivatives as either assets or liabilities on their balance sheet and measuring them at fair value. The adoption of SFAS No. 133 will not have a material impact on the company's financial statements.

  Management's Discussion and Analysis of Operating Results and Financial
  -----------------------------------------------------------------------
                                 Condition
                                 ---------
Operating Results - Comparing Three Months Ended March 31, 2000 and 1999
------------------------------------------------------------------------
Consolidated Review
-------------------
Operating revenue for the first quarter grew 12.0% over prior year's first quarter to $802.5 million. The revenue increase reflects the solid performance of Standard & Poor's Ratings, a strong start on education and outstanding results at Business Week. Net income, including the gain on the sale of Tower Group International on February 29, 2000 was $57.6 million, an increase of $33.2 million, or 135.7%, over prior year's first quarter.

Excluding the gain on the sale, net income was $47.4 million an increase of $23.0 million, or 93.9%, over prior year's first quarter. Diluted earnings per share including the gain increased to 29 cents and excluding the gain increased to 24 cents from 12 cents in the prior year's first quarter. The first quarter represents the Company's smallest quarter due to the seasonal aspect of the Company's educational publishing operations.

Total expenses in 2000 increased 7.9% due to investments in new products and services in addition to increases in normal recurring expenses.

Net interest expense decreased 1.0% to $9.3 million from $9.4 million over the first quarter of 1999. The primary reason for decrease is lower debt levels due to cash proceeds from the sale of Tower Group International. The average interest rate on commercial paper borrowings increased from 5.1% in 1999 to 5.9% in 2000.

The provision for taxes as a percent of income before taxes is 38.5%, compared to 39% in 1999.

Segment Review
--------------
Educational and Professional Publishing revenue increased 14.2% over the prior year's first quarter to $238.7 million.

SRA/McGraw-Hill performed well on its basic reading skills program. The School division did well in California with its social studies program. Glencoe/McGraw-Hill showed solid gains in open territories. Glencoe/McGraw-Hill also experienced good sales on its literature program in Texas. CTB/McGraw-Hill had an outstanding quarter with its TerraNova program. The Higher Education Group had growth in virtually all of its titles. The combination of texts with digital solutions is adding sales in the college and university market. The Professional Book and International operations had increased revenue for the quarter. Appleton & Lange, the medical publisher acquired in June 1999, contributed to this growth. International Publishing benefited from improvements in Australia, Asia/Pacific and Canadian markets. The gains came primarily from volume increases.

The operating loss for the Education and Professional Publishing segment decreased $7.1 million to $36.8 million over prior year's first quarter, reflecting the impact of the strong first quarter performance on the segment's seasonal operating loss for spending in preparation of the segment's selling period.

Financial Services' revenue increased 8.3% to $317.0 million and operating profits increased 10.8% to $101.5 million. Standard & Poor's Ratings Services revenue and operating profit increased double digit even though new issue dollar volume in the first quarter was down 6.9% in the U.S. bond market and off 12.8% in Europe. The areas that contributed most to the growth were Corporate Finance, Financial Institutions, and Insurance. Growth came from the European, Asian and Latin American markets and such products as bank loan ratings and ratings evaluation services. Standard & Poor's Information Services showed revenue increase from index and portfolio services as expansion continued. Internet redistribution services benefited from the strong sales of quote feeds and analytical commentary to financial Websites and Internet redistributors. Continued softness in the secondary municipal bond market negatively affected the Capital Markets group.

Information and Media Services' revenue increased $32.2 million, 15.0%, to $246.8 million during the quarter. Operating profit for the segment including the gain on the sale of Tower Group International increased to $57.1 million, a $39.0 million increase over the prior year's first quarter. Excluding the gain on the sale of Tower Group International, operating profit for the segment increased to $40.5 million, a $22.4 million increase over the prior year's first quarter.

Business Week continued its outstanding performance with a 32% increase in advertising pages, according to the Publishers Information Bureau. This was the best first quarter in Business Week's 71-year history. Broadcasting also had an outstanding quarter due to political advertising, the Super Bowl and increases in its base business. The
Business-to-Business Group, comprised of the Aviation Week Group, the Energy Group, the Healthcare Group and the Construction Information Group, displayed increased revenue with a decline in operating profits. Investments in the launching of vertical hubs for Construction, Aviation and Energy negatively impacted profits.

Financial Condition
-------------------
The company continues to maintain a strong financial position. Cash used by operating activities in the first quarter totaled $16.3 million compared to $25.0 million provided in the prior year. Total debt increased $52.0 million since year-end, reflecting seasonal spending by the company for inventory and prepublication costs, dividend payments and costs related to the share repurchase program, offset somewhat by the proceeds from the divestiture of Tower Group International. The company's strong presence in school and higher education significantly impacts the seasonality of its earnings and borrowing patterns during the year, with the company borrowing during the first half of the year and generating cash in the second half of the year, primarily in the fourth quarter.

Commercial paper borrowings at March 31, 2000 totaled $465.4 million, an increase of $54.4 million from December 31, 1999. Commercial paper is supported by a $800 million revolving credit agreement with a group of banks terminating in February 2002, and $350 million has been classified as long term. There are no amounts outstanding under this agreement.

$95 million of 9.43% Notes, due in September of the current year, remain outstanding. Under a shelf registration that became effective with the
Securities and Exchange Commission in 1990, the company can issue an additional $300 million of debt securities. The new debt could be used to replace a portion of the commercial paper borrowings with longer-term securities when management has determined that interest rates are attractive and markets are favorable.

Gross accounts receivable of $1,000.9 million decreased $280.7 million from the end of 1999 primarily from the impact of the seasonality of the educational publishing business and the sale of Tower Group International. Inventories increased $61.0 million from the end of 1999 to $356.3 million as the company prepares itself for school publishing adoptions later this year.

Net prepublication costs increased $15.5 million from the end of 1999 to $454.8 million due to spending for school publishing programs, higher education and professional publishing titles. Prepublication cost spending in the first quarter totaled $35.8 million, an increase of $8.8 million over last year's first quarter spending. Spending is expected to increase over the remainder of the year. Purchases of property and equipment were $16.4 million, $35.1 million lower than the prior year. Spending has decreased from the prior year as the consolidation of office space in New York winds down.

The Board of Directors approved a 9.3% increase in the regular quarterly dividend on the company's common stock from $.215 to $.235 per common share. The Board of Directors also authorized in 1999 a stock repurchase program of up to 15 million shares of outstanding shares. The repurchased shares will be used for general corporate purposes, including the issuance of shares for the exercise of employee stock options. Purchases under this program may be made from time to time on the open market and in private transactions dependent on market conditions. Approximately 4.8 million shares have been repurchased under this program as of the filing date of this document.

Year 2000 Issue
---------------
The Company completed substantially all of its Year 2000 readiness work and experienced no significant problems or disruption to its normal business activities related to this issue as of April 30, 2000. The cost to assess, remediate and test systems that were not replaced approximated $19 million from 1998 to the present.

No material expenditures were made in the first quarter or are expected to be incurred in the future related to the Year 2000 issue.

                                 Part II
                                 -------
                             Other Information
                             -----------------

Item 1.     Legal Proceedings
            -----------------
While the Registrant and its subsidiaries are defendants in numerous legal proceedings in the United States and abroad, neither the Registrant nor its subsidiaries are a party to, nor are any of their properties subject to, any known material pending legal proceedings which Registrant believes will result in a material adverse effect on its financial statements or business operations.


Item 6.  Exhibits and Reports on Form 8-K                      Page Number
         --------------------------------                      -----------

 (a)   Exhibits

 (3)   By-laws (as amended to date)                                16-28

(12)   Computation of ratio of earnings to fixed charges             29

(27)   Financial data schedule                                       30

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
                                                  Talia M. Griep
                                               Corporate Controller

                        THE McGRAW-HILL COMPANIES, INC.
                         -----------------------------
                                    BY-LAWS
                                    -------

                      (As amended as of January 1, 2000)
                       --------------------------------
                                   ARTICLE I
                                   ---------
                                 STOCKHOLDERS
                                 ------------

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

                                 ARTICLE IV
                                 ----------
                                  Officers
                                  --------
1. The elective officers of the Corporation other than directors shall be a Chairman of the Board, a President, one or more Vice-Presidents, a Secretary and a Treasurer. Any two of the aforesaid offices may be filled by the same person, except the offices of President and Secretary. For purposes of these By-Laws the office of Vice-President also may include one or more Executive Vice-Presidents and one or more Senior Vice-Presidents. The term of office of each of said officers shall continue until the next annual election of directors and the selection of his successor by the Board of Directors. Any officer may, at any time, with or without cause, be suspended or removed from office by the affirmative vote of a majority of the entire Board at a meeting thereof. The Chairman of the Board and the President shall be chosen from among the directors.

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

3.    The   President   shall  be  the  chief   executive   officer  of  the
Corporation   and  shall  be   responsible   for  the   general  and  active
supervision and direction of the business, policies and activities of the Corporation, subject to the control of the Board of Directors. He may
execute  on  behalf  of  the  Corporation  all  authorized   deeds,   bonds,
mortgages, contracts, documents and papers and may affix thereto the corporate seal when required. He shall have power to sign debentures and certificates of stock of the Corporation. He shall also have such duties as the Board may from time to time determine or as may be prescribed by these By-Laws. He shall be responsible for seeing that the orders and resolutions of the Board are carried into effect.

4. If the office of the Chairman of the Board shall be vacant, or if the person holding that office shall be absent, the President shall preside at meetings of stockholders and of the Board of Directors. In the absence or inability to act of both the Chairman and the President, the Board may designate any director or senior corporate officer to perform the duties of temporary Chairman which shall include presiding at meetings of stockholders and of the Board of Directors.

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


                                                               Exhibit (12)
                         The McGraw-Hill Companies, Inc.
                         -------------------------------

                Computation of Ratio of Earnings to Fixed Charges
                -------------------------------------------------

                          Periods Ended March 31, 2000
                          ----------------------------



                                                Three         Twelve
                                                Months        Months
                                               ---------    ---------
                                                    (In thousands)
Earnings

    Earnings from continuing operations
      Before income tax expense and
      extraordinary item (Note)                $  91,407    $ 744,421
    Fixed charges                              $  19,008    $  77,001
                                               ---------    ---------
Total Earnings                                 $ 110,415    $ 821,422
                                               =========    =========
Fixed Charges (Note)
    Interest expense                           $  10,121    $  44,911
    Portion of rental payments deemed to be
       interest                                    8,887       32,090
                                               ---------    ---------
       Total Fixed Charges                     $  19,008    $  77,001
                                               =========    =========

Ratio of Earnings to Fixed Charges                 5.8x         10.7x

(Note) For purposes of computing the ratio of earnings to fixed charges, "earnings from continuing operations before income taxes" excludes undistributed equity in income of less than 50%-owned companies. "Fixed charges" consist of (1) interest on debt, and (2) the portion of the company's rental expense deemed representative of the interest factor in rental expense.

        Earnings from continuing operations before income taxes for the three month and twelve month period ended March 31, 2000 includes a $16.6 million gain on the sale of Tower Group International.

