Form 10-Q
period 2000-06-30
MCGRAW-HILL COMPANIES INC
filed 2000-07-28
CIK 64040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549
                                     FORM 10-Q


[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended June 30, 2000
                                         OR

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

                        YES  [X]         NO  [ ]

On July 14, 2000 there were approximately 194.7 million shares of common stock (par value $1.00 per share) outstanding.

                          The McGraw-Hill Companies, Inc.
                          -------------------------------
                                 TABLE OF CONTENTS
                                 -----------------


                                                                  Page Number
                                                                  -----------
PART I.  FINANCIAL INFORMATION
------------------------------

   Item 1.  Financial Statements
   ------
             Consolidated Statement of Income for
             the three and six month periods ended
             June 30, 2000 and 1999                                     3

             Consolidated Balance Sheets at June 30, 2000,
             December 31, 1999 and June 30, 1999                       4-5

             Consolidated Statement of Cash Flows for the six           6
             months ended June 30, 2000 and 1999

             Notes to Consolidated Financial Statements               7-11


   Item 2.  Management's Discussion and Analysis of Operating
   ------   Results and Financial Condition                          12-15


Part II.  OTHER INFORMATION
---------------------------

   Item 1.  Legal Proceedings                                          16
   ------

   Item 4.  Submission of Matters to a Vote of Security Holders        16
   ------

   Item 6.  Exhibits and Reports on Form 8-K                         17-20
   ------

                                          Part I

                                  Financial Information

Item 1.  Financial Statements
         ---------------------

                             The McGraw-Hill Companies, Inc.
                             -------------------------------
                            Consolidated Statement of Income
                             -------------------------------
                          Periods Ended June 30, 2000 and 1999
                       ------------------------------------------

                                  Three Months                 Six Months
                              -------------------        -------------------
                                 2000          1999          2000          1999
                              --------      --------      ---------    ---------
                                     (in thousands, except per-share data)

Operating revenue            $1,019,223   $   922,721   $ 1,821,757  $ 1,639,192
Expenses:
   Operating                    425,249       410,042       799,094      761,123
   Selling and general          329,387       290,409       620,895      557,999
   Depreciation and
       amortization              86,035        69,241       145,232      122,108
                             ----------   -----------   -----------  -----------
      Total expenses            840,671       769,692     1,565,221    1,441,230

Other income - net                8,113         4,840        33,152        9,426
                             ----------   -----------   -----------  -----------
Income from operations          186,665       157,869       289,688      207,388

Interest expense - net           11,238        10,296        20,583       19,737
                             ----------   -----------   -----------  -----------
Income before taxes on income   175,427       147,573       269,105      187,651

Provision for taxes on income    67,539        57,553       103,605       73,183
                             ----------   -----------   -----------  -----------
Net income                   $  107,888   $    90,020   $   165,500  $   114,468
                             ===========  ===========   ===========  ===========
Earnings per common share:

   Basic                     $     0.56   $      0.46   $      0.85  $      0.58
                             ==========   ===========   ===========  ===========

   Diluted                   $     0.55   $      0.45     $    0.84  $      0.57
                             ==========   ===========   ===========  ===========
Average number of common
   shares outstanding (Note 9):

   Basic                        193,705       197,100       194,227      197,079
                             ==========   ===========   ===========  ===========
   Diluted                      195,440       199,385       195,952      199,463
                             ==========   ===========   ===========  ===========


                         The McGraw-Hill Companies, Inc.
                         -------------------------------
                            Consolidated Balance Sheet
                            --------------------------

                                            June 30,      Dec. 31,     June 30,
                                              2000          1999         1999
                                           ----------   -----------   ----------
                                                    (in thousands)
ASSETS

Current assets:

   Cash and equivalents                    $    8,726    $    6,489   $   23,003
   Accounts receivable (net of allowance
     for doubtful accounts and sales
     returns)  (Note 4)                       964,263     1,048,991      921,419
   Receivable from broker-dealers and
     dealer banks (Note 5)                      6,142         3,615        9,988
   Inventories (Note 4)                       410,607       295,255      337,797
   Prepaid income taxes                       111,529       113,206       93,102
   Prepaid and other current assets            95,675        86,169       74,500
                                           ----------    ----------   ----------
       Total current assets                 1,596,942     1,553,725    1,459,809
                                           ----------    ----------   ----------

Prepublication costs (net of accumulated
       amortization) (Note 4)                 472,762       439,351      404,511

Investments and other assets:
   Investment in Rock-McGraw, Inc. - at
     Equity                                    90,540        85,997       82,836
   Prepaid pension expense                    136,245       119,495      113,518
   Other                                      196,495       206,770      202,965
                                           ----------    ----------   ----------
      Total investments and other assets      423,280       412,262      399,319
                                           ----------    ----------   ----------

Property and equipment - at cost              953,739       993,704      996,748
   Less - accumulated depreciation            548,773       563,296      575,506
                                           ----------    ----------   ----------
       Net property and equipment             404,966       430,408      421,242

Goodwill and other intangible assets - at
   cost (net of accumulated amortization)   1,196,238     1,253,051    1,258,798
                                           ----------    ----------   ----------
                                           $4,094,188    $4,088,797   $3,943,679
                                           ==========    ==========   ==========




                              The McGraw-Hill Companies, Inc.
                              -------------------------------
                                 Consolidated Balance Sheet
                                 --------------------------


                                            June 30,      Dec. 31,    June 30,
                                              2000          1999        1999
                                           ----------   -----------  -----------
                                                       (in thousands)

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Notes payable                             $ 246,158   $   86,631   $  280,264
   Current portion of long-term debt            95,043       95,043            -
   Accounts payable                            258,462      340,220      296,935
   Payable to broker-dealers and dealer
     banks  (Note 5)                             4,757        2,725        9,833
   Accrued liabilities                         223,515      345,339      206,816
   Income taxes currently payable              129,044      105,066      109,832
   Unearned revenue                            254,590      242,494      241,500
   Other current liabilities                   322,357      307,935      288,114
                                            ----------   ----------   ----------
       Total current liabilities             1,533,926    1,525,453    1,433,294
                                            ----------   ----------   ----------
Other liabilities:
   Long-term debt (Note 6)                     353,117      354,775      451,656
   Deferred income taxes                       123,142      135,426      123,311
   Accrued postretirement healthcare and
     other benefits                            185,700      187,485      191,852
   Other non-current liabilities               203,882      194,165      166,796
                                            ----------   ----------   ----------
      Total other liabilities                  865,841      871,851      933,615
                                            ----------   ----------   ----------
      Total liabilities                      2,399,767    2,397,304    2,366,909
                                            ----------   ----------   ----------
Shareholders' equity (Notes 7 & 8):
   Capital stock                               205,852      205,852      205,852
   Additional paid-in capital                   37,587       24,305       24,812
   Retained income                           2,001,098    1,926,816    1,699,813
   Accumulated other comprehensive income     (105,504)    (87,731)     (83,823)
                                            ----------   ----------   ----------
                                             2,139,033    2,069,242    1,846,654

  Less - common stock in treasury-at cost      425,667      363,728      250,219
   Unearned compensation on restricted stock    18,945       14,021       19,665
                                            ----------   ----------   ----------
      Total shareholders' equity             1,694,421    1,691,493    1,576,770
                                            ----------   ----------   ----------
                                            $4,094,188   $4,088,797   $3,943,679
                                            ==========   ==========   ==========

                              The McGraw-Hill Companies, Inc.
                              -------------------------------
                           Consolidated Statement of Cash Flows
                           ------------------------------------
                      For The Six Months Ended June 30, 2000 and 1999
                     --------------------------------------------------


                                                           2000         1999
                                                         --------      --------
Cash flows from operating activities                         (in thousands)
---------------------------------------------------
Net income                                              $  165,500     $ 114,468
Adjustments to reconcile net income to
    cash provided by operating activities:
   Depreciation                                             43,741        39,365
   Amortization of goodwill and intangibles                 28,861        26,424
   Amortization of prepublication costs                     72,730        56,319
   Provision for losses on accounts receivable              21,065        25,091
   Gain on sale of Tower                                   (16,587)            -
   Other                                                    (4,112)      (1,548)
Changes in assets and liabilities net of effect of
    acquisitions and dispositions:
   Increase in accounts receivable                         (47,475)      (1,086)
   Increase in inventories                                (120,591)     (51,159)
   (Increase)/decrease in prepaid and other current assets (11,585)      11,375
   Decrease in accounts payable and accrued expenses      (168,057)    (128,222)
   Increase in unearned revenue                             12,882        5,455
   Increase in other current liabilities                    10,881       20,841
   Increase in interest and income taxes
     currently payable                                      27,538       57,097
   Increase/(decrease) in prepaid/deferred income taxes        463         (170)
   Net change in other assets and liabilities               (7,713)     (21,709)
---------------------------------------------------     ----------     ---------
Cash provided by operating activities                        7,541      152,541
---------------------------------------------------     ----------     ---------
Investing activities
---------------------------------------------------
   Investment in prepublication costs                    (104,469)      (94,893)
   Purchases of property and equipment                    (34,625)      (98,505)
   Acquisition of businesses, net of cash acquired              -       (42,879)
   Disposition of property, equipment and businesses      139,150         2,112
---------------------------------------------------     ---------      ---------
   Cash provided by/(used for) investing activities            56      (234,165)
---------------------------------------------------     ---------     ---------
   Financing activities
---------------------------------------------------
   Additions to short-term debt - net                     160,677       205,693
   Dividends paid to shareholders                         (91,218)      (84,756)
   Exercise of stock options                               12,403        14,329
   Repurchase of treasury shares                          (84,250)      (39,417)
   Other                                                     (994)           (5)
---------------------------------------------------      ---------     ---------
Cash (used for)/provided by financing activities           (3,382)       95,844
---------------------------------------------------      ---------     ---------
Effect of exchange rate fluctuations on cash               (1,978)      (1,668)
                                                         ---------     ---------
Net change in cash and equivalents                          2,237        12,552
Cash and equivalents at beginning of period                 6,489        10,451
---------------------------------------------------      ---------     ---------
Cash and equivalents at end of period                    $  8,726      $ 23,003
                                                         =========     =========

                          The McGraw-Hill Companies, Inc.
                          -------------------------------

                           Notes to Financial Statements
                           -----------------------------


1. The financial information in this report has not been audited, but in the opinion of management all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly such information have been included. The operating results for the three and six month periods ended June 30, 2000 and 1999 are not necessarily indicative of results to be expected for the full year due to the seasonal nature of some of the company's businesses. The financial statements included herein should be read in conjunction with the financial statements and notes included in the company's Annual Report on Form 10-K for the year ended December 31, 1999.

     Certain prior year amounts have been reclassified for comparability purposes.

2. The following table is a reconciliation of the company's net income to comprehensive income for the three-month and six-month periods ended June 30, 2000:

                                       Three Months              Six Months
                                 ----------------------   ----------------------
                                     2000         1999       2000          1999
                                  ---------   ----------   ---------   ---------
                                                   (in thousands)


Net income                       $ 107,888   $  90,020    $ 165,500   $ 114,468

Other comprehensive income,
  net of tax:  Foreign currency
  translation adjustment           (17,662)     (4,848)     (17,773)     (7,861)
                                 ---------   ---------    ---------   ----------
Comprehensive income             $  90,226   $  85,172    $ 147,727   $ 106,607
                                 =========   =========    =========   ==========


3. The company has three reportable segments: McGraw-Hill Education, Financial Services, and Information and Media Services. McGraw-Hill Education provides educational and professional reference materials, training and lifetime learning for students and professionals. The Financial Services segment consists of Standard & Poor's operations, which provide a wide range of financial information, credit ratings and analysis globally. The Information and Media Services segment includes business and professional media offering information, insight and analysis.


                         The McGraw-Hill Companies, Inc.
                          -------------------------------

                           Notes to Financial Statements
                           -----------------------------

     Operating profit by segment is the primary basis for the chief operating decision maker of the company, the CEO Council, to evaluate the performance of each segment. A summary of operating results by segment for the three months and six months ended June 30, 2000 and 1999 follows:

                                           2000                     1999
                                 ----------------------   ----------------------
                                              Operating                Operating
                                  Revenue      Profit      Revenue      Profit
                                 ---------    ----------   ---------   ---------
Three Months                                       (in thousands)
------------

McGraw-Hill Education             $  451,574  $  53,814     $ 371,068  $ 41,250
Financial Services                   316,774     98,180       298,723    93,069
Information and Media Services       250,875     55,828       252,930    41,848
------------------------------    ----------  ---------     ---------  ---------
Total operating segments           1,019,223    207,822       922,721   176,167
General corporate expense                  -    (21,157)            -   (18,298)
Interest expense - net                     -    (11,238)            -   (10,296)
------------------------------     ---------   ---------    ---------  ---------
Total company                     $1,019,223  $ 175,427*    $ 922,721 $ 147,573*
                                  ==========  ==========    =========  =========

*Income before taxes on income.



                                  ----------------------  ----------------------
                                               Operating               Operating
                                   Revenue      Profit      Revenue     Profit
                                  ---------    ----------  ---------   ---------
Six Months                                         (in thousands)
------------

McGraw-Hill Education             $  690,256  $   17,044   $  580,051 $  (2,607)
Financial Services                   633,815     199,691      591,569   184,722
Information and Media Services       497,686     112,894      467,572    59,932
------------------------------    ----------  ----------   ----------  ---------
Total operating segments           1,821,757     329,629    1,639,192   242,047
General corporate expense                  -     (39,941)           -   (34,659)
Interest expense - net                     -     (20,583)           -   (19,737)
------------------------------    ----------  ----------  ----------  ----------
Total company                     $1,821,757   $ 269,105*  $1,639,192 $ 187,651*
                                  ==========  ==========   ========== ==========


*Income before taxes on income.





                          The McGraw-Hill Companies, Inc.
                          -------------------------------
                           Notes to Financial Statements
                           -----------------------------

 4.   The  allowance  for  doubtful  accounts  and sales  returns,  the components  of  inventory  and the  accumulated  amortization  of prepublication costs were as follows:
                                            June 30,     Dec. 31,     June 30,
                                              2000         1999         1999
                                           ----------  ----------   ----------
                                                      (in thousands)


    Allowance for doubtful accounts        $  123,979   $  125,144  $  107,631
                                           ==========   ==========  ==========
    Allowance for sales returns            $   67,813   $  107,382  $   65,699
                                           ==========   ==========  ==========

    Inventories:
      Finished goods                       $  340,753   $  239,139  $  272,190
      Work-in-process                          35,895       25,205      43,848
      Paper and other materials                33,959       30,911      21,759
                                           ----------   ----------  ----------
    Total inventories                      $  410,607   $  295,255  $  337,797
                                           ==========   ==========  ==========

    Accumulated amortization of
      Prepublication costs                 $  585,734   $  661,207  $  555,007
                                           ==========   ==========  ==========

5. A subsidiary of J.J. Kenny Co. acts as an undisclosed agent in the purchase and sale of municipal securities for broker-dealers and dealer banks and the company had $221.6 million of matched purchase and sale commitments at June 30, 2000. Only those transactions not closed at the settlement date are reflected in the balance sheet as receivables and payables.

6. A summary of long-term debt follows:

                                            June 30,      Dec. 31,      June 30,
                                              2000          1999          1999
                                          ----------    ----------    ----------
                                                        (in thousands)

   9.43% Notes due 2000                   $   95,043    $   95,043    $   95,043
   Commercial paper supported by
      bank revolving credit agreement        350,000       350,000       350,000
   Other                                       3,117         4,775         6,613
                                          ----------    ----------    ----------
                                          $  448,160    $  449,818    $  451,656

   Less: current portion of long-term debt   (95,043)      (95,043)            -
                                          ----------    ----------    ----------
                                          $  353,117    $  354,775    $  451,656
                                          ==========    ==========    ==========

                           The McGraw-Hill Companies, Inc.
                            -------------------------------
                             Notes to Financial Statements
                             -----------------------------


7. Common shares reserved for issuance for conversions and stock based awards were as follows:


                                            June 30,      Dec. 31,     June 30,
                                              2000          1999         1999
                                           ----------   ----------    ----------

  $1.20 convertible preference stock
      at the rate of 13.2 shares for each
      share of preference stock                17,846        17,846       17,912
   Stock based awards                      24,568,829    15,941,131   16,792,511
                                           ----------    ----------   ----------
                                           24,586,675    15,958,977   16,810,423
                                           ==========    ==========   ==========


8. Cash dividends per share declared during the periods were as follows:

                              Three Months             Six Months
                              ------------            ------------
                              2000    1999            2000     1999
                              ----    ----            ----     ----

   Common stock               $.235  $.215            $.470   $.430
   Preference stock            .300   .300             .600    .600


9. A reconciliation of the number of shares used for calculating basic earnings per common share and diluted earnings per common share for the three months and the six months ended June 30, 2000 and 1999 follows:

   Three month period                                        2000        1999
   ------------------                                   ----------   ----------
                                                          (thousands of shares)

   Average number of common shares outstanding             193,705      197,100

   Effect of stock options and other dilutive securities     1,735        2,285
                                                         ----------   ----------
                                                           195,440      199,385
                                                         ==========   ==========

   Six month period                                          2000        1999
   ----------------                                      ----------   ----------
                                                          (thousands of shares)

   Average number of common shares outstanding              194,227      197,079

   Effect of stock options and other dilutive securities      1,725        2,384
                                                         ----------   ----------
                                                            195,952      199,463
                                                         ==========   ==========

   Restricted performance shares outstanding at June 30, 2000 of 715,000 were not included in the computation of diluted earnings per common shares because the necessary vesting conditions have not yet been made.

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

Operating Results - Comparing Results Ended June 30, 2000 and 1999
------------------------------------------------------------------
Three Months
------------
Consolidated Review
-------------------
Operating revenue for the quarter increased $96.5 million, or 10.5%, over the prior year's quarter to $1.0 billion. This increase was due primarily to the outstanding performance of the McGraw-Hill Education segment, particularly the Educational Publishing Group, good performance of the Financial Services segment and Business Week.

Net income for the quarter increased $17.9 million, or 19.8% over the comparable quarter in the prior year. Diluted earnings per share for the quarter were 55 cents versus 45 cents in the prior year, a 22.2% increase.

Net interest expense increased $0.9 million or 9.1%, primarily from higher average commercial paper rates, 6.6% versus 4.9%, in 2000. The effect of the higher interest rates is partially offset by slightly lower average debt levels, as the proceeds from the Tower divestiture offset the impact of higher share repurchases.

The provision for taxes as a percent of income before taxes was 38.5%, 0.5% less than the second quarter of 1999.

On June 22, 2000, the Company agreed to acquire from the Tribune Company all of the outstanding shares of capital stock of the Tribune Education Company and Landoll, Inc. The purchase price is $634.7 million in cash, subject to certain post-closing adjustments. The transaction is expected to be finalized in the third quarter, pending government approval.

Segment Review
--------------
The McGraw-Hill Education segment revenue increased 21.7% over the prior year's second quarter to $451.6 million. Operating profits climbed by 30.5% over prior year's second quarter to $53.8 million.

SRA/McGraw-Hill performed well with its basic reading skills program, particularly in California, where SRA/McGraw-Hill continues to benefit from the state's supplemental funding program. The School division continued its solid performance with its social studies program in California and reading program in Texas. Glencoe/McGraw-Hill successfully entered the literature market, the only major discipline in which it did not publish. Glencoe/McGraw-Hill had a very good capture for Florida in its new science program which is also doing well in North Carolina, Oklahoma and West Virginia. CTB/McGraw-Hill showed continued strength in its custom testing in Tennessee, Mississippi, Indiana, and Missouri with its TerraNova program. A good back list performance helped produce a modest revenue increase for the Higher Education Group but operating profits declined partially from softness at Custom Publishing and Dushkin, a producer of paperback supplemental product for the higher education market. The Professional Book and International operations had increased revenue for the quarter. Last year's acquisition of Appleton and Lange, a medical publisher, contributed to the revenue growth. Softness in scientific, technical and medical businesses contributed to the operating loss increase in Professional Book. Favorable results for Latin America and the Asia-Pacific markets were offset by shortfalls in Canada and Europe for International Publishing.

Financial Services revenue increased 6.0% to $316.8 million and operating profit increased 5.5% to $98.2 million. Standard & Poor's Ratings Services revenue increased even though new issue dollar volume in the second quarter was down 8.9% in the U.S. bond market and off 18.2% in Europe. The areas that contributed the most to the growth were Corporate Finance and Insurance. More than 30% of Standard & Poor's Ratings' revenue for the quarter came from international sources. Standard & Poor's Information Services showed revenue increases from index and portfolio services and through the sale of content and quote feeds to financial Websites and Internet redistributors. Operating profits declined slightly due to softness in the secondary municipal bond market, services for foreign exchange and continued investment in new products and services.

Information and Media Services revenue decreased 0.8% to $250.9 million including the impact of divested operations and increased 16.2%, or $34.9 million excluding the impact of divested operations. In 1999, McGraw-Hill divested its Petrochemical magazines, and in February 2000, Tower Group
International was sold. Operating profit for the segment increased to $55.8 million, 33.4% over the prior year's second quarter. Excluding the impact of divested businesses, operating profit would have increased 41.0% as compared to the prior year's second quarter.

Business Week continued its outstanding performance with a 44% increase in advertising pages, according to the Publishers Information Bureau. This was the best quarter in Business Week's 71-year history. Broadcasting also showed continued growth due to political advertising and increases in its base business. The Business-to-Business Groups, comprising of the Aviation Week, Energy, Healthcare and Construction Information Groups, recorded higher revenues versus the prior year's second quarter excluding the impact of the divested Petrochemical magazines. Including the impact of the divested Petrochemical magazines revenues would have declined as compared to the prior year's second quarter. Operating profit declined due to investments in the introduction and expansion of Internet hubs in Construction, Aviation and Energy. The Aviation Week Group, which benefited from the Paris Air Show in 1999, also showed a decline in both revenue and operating profit.

Six Months
----------
Consolidated Review
-------------------
For the first six months of the year, revenue increased 11.1%, or $182.6 million, to $1.8 billion. Net income through the first six months rose 44.6% to $165.5 million including the gain on the sale of Tower Group International in the first quarter. Excluding the gain, net income rose 35.7% to $155.3 million. Diluted earnings per share rose 47.4% to 84 cents including the gain and 38.6% to 79 cents excluding the gain. All segments contributed favorably to this growth with the Educational Publishing Group, Standard & Poor's Ratings and Business Week being the largest contributors within each.

Net interest expense through the first half of 2000 was $20.6 million, $0.8 million higher than the prior year. The increase was due primarily to higher average commercial paper rates, 6.1% versus 5.0%, in 2000. The effect of the higher interest rates was partially offset by slightly lower average debt levels, as the proceeds from the Tower divestiture offset the impact of higher share repurchases.

The provision for taxes as a percent of income before taxes was 38.5%, 0.5% less than the first six months of 1999.

Segment Review
--------------
The McGraw-Hill Education segment revenue increased $110.2 million to $690.3 million and operating profit increased $19.7 million to $17.0 million compared to the first six months of 1999. The first quarter reflected the segment's seasonal operating loss due to investments for the peak sales period later in the year.

SRA/McGraw-Hill performed well with its basic reading skills program, particularly in California. The School division's social studies program had positive results in California. Glencoe/McGraw-Hill successfully entered the literature market, the only major discipline in which it did not publish. Glencoe/McGraw-Hill had very good sales in its new Science program in Florida, North Carolina, Oklahoma and West Virginia. CTB/McGraw-Hill had a strong first half with its TerraNova program and its custom contracts. The Higher Education Group had increased revenue and profits due to strong title performance offset by softness in Custom Publishing and Dushkin. The Professional Book and International operations had increased revenue from the Appleton and Lange acquisition and strong performance by both Latin America and Asia-Pacific. Softness in scientific, technical and medical business as well as in Canada and Europe contributed to the profit decline for the Professional Book and International Operations.

Financial Services' revenue increased 7.1%, or $42.2 million, to $633.8 million. Standard & Poor's Ratings Services posted good growth despite year-to-date domestic dollar volume being down 7.5% along with a 16.6% decline in the number of issues from the prior year. Total European issuance was off in excess of 17% as compared to the first half of 1999. The sector that contributed the most to growth was Corporate Finance. More than 30% of Standard & Poor's Ratings revenue for the first half of the year came from international services. Standard & Poor's Information Services showed revenue increases from index and portfolio services as expansion continued in this area. Internet redistribution services benefited from sales of quote feeds and analytical commentary to financial Websites and Internet redistribution. Operating profit declined due to continued softness in the secondary municipal bond market, weakness in the services for foreign exchange information and continued investment in new products and services.

Information and Media Services revenue increased 6.4%, or $30.1 million, to $497.7 million for the first six months. Excluding the impact of the divested Petrochemical magazines, October 1999, and Tower Group International, February 2000, revenue would have increased 20.1%. Operating profit for the segment including the gain on the sale of Tower Group International increased $53.0 million to $112.9 million. Excluding the gain on the sale of Tower Group International, operating profit for the segment increased 60.7%. Excluding both the impact of the gain on the sale of Tower Group International and the impact of divested businesses, operating profit would have grown 62.0%.

Business Week continued its outstanding performance with a 39% increase in advertising pages, according to the Publishers Information Bureau. Broadcasting showed continued growth due to political advertising and increases in its base business. The Business-to-Business Group, comprised of the Aviation Week Group, the Energy Group, the Health Group and Construction Information Group, had increased revenues as compared to the first half of 1999, excluding the impact of the divested Petrochemical magazines. Including the impact of the divested Petrochemical magazines, revenues declined as compared to the prior year's first half. Operating profits declined due to investments in the introduction and expansion of Internet hubs in Construction, Aviation and Energy. The Group was also negatively impacted by the lack of the Paris Air Show which benefited 1999.

Financial Condition
-------------------
The Company continues to maintain a strong financial position. Cash provided by operating activities in the first half totaled $7.5 million compared to $152.5 million provided in the prior year. Total debt increased $160.0 million since year-end. Seasonal spending for inventory and prepublication costs, expenditures related to the share repurchase program, and higher tax payments were partially offset by the proceeds from the divestiture of Tower Group International and decreased real estate investments.

Commercial paper borrowings at June 30, 2000 totaled $568 million, a decrease of $32 million from the prior year. Commercial paper borrowings have decreased mainly as a result of the net proceeds from the sale of Tower Group International partially offset by share repurchases. Commercial paper is supported by a $800 million revolving credit agreement with a group of banks terminating in February 2002, and $350 million is classified as long term. There are no amounts outstanding under this agreement.

$95 million of 9.43% notes, due in September of the current year, remain outstanding. Under a shelf registration that became effective with the Securities and Exchange Commission in 1990, the Company can issue an additional $300 million of debt securities. The new debt could be used to replace a portion of the commercial paper borrowings with longer-term securities when management has determined and interest rates are attractive and markets are favorable.

Gross accounts receivable decreased $125.5 million from year end due primarily to seasonality of the education business and the impact of the sale of Tower Group International. Year over year receivables increased $61.3 million due to higher sales, particularly international sales where collections are slower. Inventories increased $115.4 million from the end of 1999 because of the anticipated higher sales in education as we enter the adoption selling season.

Net prepublication costs increased $33.4 million from the end of 1999 to $472.8 million due to heavy investments in anticipation of the adoption selling season in the third quarter. Purchases of property and equipment were $34.6 million through the current six months period, $63.9 million lower than the prior year. Spending has decreased from the prior year as the consolidation of office space in New York was completed in 1999.
On June 22, 2000, the Company agreed to acquire from Tribune Company all of the outstanding shares of capital stock of the Tribune Education Company and Landoll, Inc. for $634.7 million in cash, subject to certain post closing adjustments. The transaction is expected to close in the third quarter subject to government approvals under the Hart-Scott-Rodino act. The source of the funds needed to pay the purchase price will be through internally generated funds and the sale of commercial paper.

The Board of Directors approved a 9.3% increase in the regular quarterly dividend on the Company's common stock from $.215 to $.235 per common share. The Board of Directors also authorized in 1999 a stock repurchase program to repurchase up to 15 million shares. The repurchased shares will be used for general corporate purposes, including the issuance of shares for the exercise of employee stock options. Purchases under this program may be made from time to time on the open market and in private transactions dependent on market conditions. Approximately 4.9 million shares have been repurchased under this program as of July 18, 2000. 1.7 million shares have been repurchased at a cost of $83.9 million under this program during the first half of 2000.

Year 2000 Issue
---------------
The Company experienced no significant problems or disruption to its normal business activities related to this issue as of July 14, 2000. The cost to assess, remediate and test systems that were not replaced approximated $19 million from 1998 to the present.

No material expenditures were made in the current year or are expected to be included in the future related to the Year 2000 issue.

                                      Part II

                                  Other Information


Item 1.     Legal Proceedings

While the Registrant and its subsidiaries are defendants in numerous legal proceedings in the United States and abroad, neither the Registrant nor its subsidiaries are a party to, nor are any of their properties subject to, any known material pending legal proceedings which Registrant believes will result in a material adverse effect on its financial statements or business operations.

Item 4.    Submission of Matters to a Vote of Security Holders.


(a) The 2000 Annual Meeting of Shareholders of the Registrant was held on April 26, 2000.

(b) The following nominee, having received the FOR votes set forth opposite his name, constituting a plurality of the votes cast at the Annual Meeting for the election of Directors, was duly elected Director of the Registrant for a two-year term:

      DIRECTOR                          FOR                 WITHHOLD AUTHORITY
      Winfried Bischoff             161,627,395                  2,877,471

The following nominees, having received the FOR votes set forth opposite their respective names, constituting a plurality of the votes cast at the Annual Meeting for the election of Directors, were duly elected Directors of the Registrant for three year terms:

     DIRECTOR                          FOR                WITHHOLD AUTHORITY
      Vartan Gregorian              163,568,456                    936,410
      James H. Ross                 163,581,431                    923,435
      Sidney Taurel                 163,578,468                    926,398

The terms of office of the  following  directors  continued  after the  meeting:
Pedro Aspe, George B. Harvey, Robert P. McGraw, Lois Dickson Rice, Linda Koch Lorimer, and Harold W. McGraw III.

(c) (i) Shareholders approved the Amendments to and Restatement of the 1993 Employee Stock Incentive Plan. The vote was 100,980,390 shares FOR and 42,851,703 shares AGAINST, with 20,669,963 shares abstaining and 2,800 broker non-votes.

(ii) Shareholders approved the Amendments to and Restatement of the 1996 Key Executive Short-Term Incentive Compensation Plan. The vote was 156,233,668 shares FOR and 7,364,039 shares AGAINST, with 905,857 shares abstaining and 1,302 broker non-votes.

(iii) Shareholders ratified the appointment of Ernst & Young as independent auditors for the Registrant and its subsidiaries for 2000. The vote was 163,765,804 shares FOR and 268,086 shares AGAINST, with 470,976 shares abstaining and no broker non-votes.

Item 6.  Exhibits and Reports on Form 8-K                           Page Number
         --------------------------------                           -----------

(a)   Exhibits

(2) Stock Purchase Agreement, dated as of June 22, 2000, among Tribune Company and Registrant, incorporated by reference from the Registrant's Form 8-K dated June 30, 2000.

(10) 1993 Amended and Restated Employee Stock Incentive Plan, incorporated by reference from the Registrant's Proxy
      Statement dated March 23, 2000;

(10) 1996 Amended and Restated Key Executive Short-Term Incentive plan, incorporated by reference from the Registrant's Proxy
      Statement dated March 23, 2000;

(12)  Computation of Ratio of Earnings to Fixed Charges;                   19

(27)  Financial Data Schedule                                              20

(b)   Reports on Form 8-K

         A report on Form 8-K was filed on, and dated, June 30, 2000.
         Item 2, Acquisition of Assets, was reported. Item 7, financial statements of the business acquired, was not required.

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

                            Periods Ended June 30, 2000
                            ----------------------------



                                                Six           Twelve
                                                Months        Months
                                                ---------    ---------
                                                    (In thousands)

Earnings
    Earnings from continuing operations
      before income tax expense and
      extraordinary item (Note)               $  264,562     $ 768,282
    Fixed Charges                                 45,699        82,375
                                              ----------     ---------
Total Earnings                                $  310,261     $ 850,657
                                              ==========     =========
Fixed Charges (Note)
    Interest expense                          $   23,345     $  47,124
    Portion of rental payments deemed to be
       interest                                   22,354        35,251
                                              ----------     ---------

       Total Fixed Charges                    $   45,699    $  82,375
                                              ==========    =========

Ratio of Earnings to Fixed Charges                 6.8x         10.3x

(Note) For purposes of computing the ratio of earnings to fixed charges, "earnings from continuing operations before income taxes" excludes undistributed equity in income of less than 50%-owned companies.
        "Fixed charges" consist of (1) interest on debt, and (2) the portion of the company's rental expense deemed representative of the interest factor in rental expense.

        Earnings from continuing operations before income taxes for the six-month period ended June 30, 2000 includes a $16.6 million gain on the sale of Tower Group International. Earnings from continuing operation before income taxes for the twelve month period ended
        June 30, 2000 includes the pre-tax gain on the sale of Tower Group International and the $39.7 million pre-tax gain on the sale of the company's Petrochemical publication.