Form 10-Q
period 2000-09-30
MCGRAW-HILL COMPANIES INC
filed 2000-10-31
CIK 64040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 2000

                                    OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

           For the transition period from         to
                                         --------   --------

                       Commission File Number  1-1023

                      THE MCGRAW-HILL companies, INC.
----------------------------------------------------------------------------
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

                        YES  [X]         NO  [ ]

On October 23, 2000 there were approximately 195.4 million shares of common stock (par value $1.00 per share) outstanding.

                         The McGraw-Hill Companies, Inc.
                         -------------------------------
                                TABLE OF CONTENTS
                                -----------------


                                                                Page Number
                                                                -----------
PART I.  FINANCIAL INFORMATION
------------------------------

   Item 1.  Financial Statements
   -------
             Consolidated Statement of Income for
             the three and nine month periods ended
             September 30, 2000 and 1999                                 3

             Consolidated Balance Sheet at September 30, 2000,
             December 31, 1999 and September 30, 1999                   4-5

             Consolidated Statement of Cash Flow for the nine            6
             months ended September 30, 2000 and 1999

             Notes to Consolidated Financial Statements                7-12


   Item 2.  Management's Discussion and Analysis of Operating
   ------   Results and Financial Condition                           13-18

   Item 3.  Quantitative and Qualitative Disclosures About
   ------   Market Risk                                                19


Part II.  OTHER INFORMATION
---------------------------
   Item 1   Legal Proceedings                                          19
   ------
   Item 6.  Exhibits                                                 19-21
   ------

                                    Part I
                              Financial Information

Item 1.  Financial Statements
         ---------------------

                         The McGraw-Hill Companies, Inc.
                         -------------------------------
                        Consolidated Statement of Income
                         -------------------------------
                    Periods Ended September 30, 2000 and 1999
                   ------------------------------------------

                                       Three Months              Nine Months
                                  --------------------      -------------------
                                    2000         1999         2000         1999
                                 --------     --------    ---------    ---------
                                       (in thousands, except per-share data)

Operating revenue  (Note 3)    $1,391,650   $1,318,477   $3,213,407   $2,957,669
Expenses:
   Operating                      518,595      508,746    1,317,689    1,269,869
   Selling and general            384,400      378,170    1,005,295      936,169
   Depreciation and amortization  135,337      113,508      280,569      235,616
                               ----------    ---------   ----------   ----------
      Total expenses            1,038,332    1,000,424    2,603,553    2,441,654

Other income - net                 15,734        6,901       48,886       16,327
                               ----------   ----------   ----------   ----------
Income from operations            369,052      324,954      658,740      532,342

Interest expense - net             15,035       12,591       35,618       32,328
                               ----------   ----------   ----------   ----------
Income before taxes on income     354,017      312,363      623,122      500,014

Provision for taxes on income     136,297      121,822      239,902      195,005
                               ----------   ----------   ----------   ----------
  Net income  (Note 2)         $  217,720   $  190,541   $  383,220   $  305,009
                               ==========   ==========   ==========   ==========
Earnings per common share:
   Basic
   Net Income                     $  1.12      $  0.97      $  1.97      $  1.55
   Diluted
   Net Income                     $  1.11      $  0.96      $  1.95      $  1.53
                               ==========   ==========   ==========   ==========
Average number of common shares
   Outstanding: (Notes 8 and 9)
   Basic                          194,488      196,104      194,194      196,673
   Diluted                        196,850      198,078      196,131      198,920



                         The McGraw-Hill Companies, Inc.
                         -------------------------------
                           Consolidated Balance Sheet
                           --------------------------


                                            Sept. 30,     Dec. 31,     Sept. 30,
                                              2000          1999         1999
                                           ----------   -----------  -----------
                                                        (in thousands)
ASSETS
Current assets:
   Cash and equivalents                    $   36,758   $    6,489    $   15,356
   Accounts receivable (net of allowance
     for doubtful accounts and sales
     returns)  (Note 4)                     1,324,957    1,048,991     1,269,738
   Receivable from broker-dealers and
     dealer banks (Note 5)                      2,566        3,615         7,546
   Inventories (Note 4)                       441,738      295,255       313,383
   Prepaid income taxes                       134,062      113,206        93,186
   Prepaid and other current assets            96,274       86,169        74,411
                                           ----------   ----------    ----------
       Total current assets                 2,036,355    1,553,725     1,773,620
                                           ----------   ----------    ----------
Prepublication costs (net of accumulated
  amortization) (Note 4)                      463,615      439,351       386,962

Investments and other assets:
   Investment in Rock-McGraw, Inc. - at
     equity                                    92,811       85,997        84,303
   Prepaid pension expense                    147,303      119,495       116,856
   Other                                      211,424      206,770       206,435
                                           ----------   ----------    ----------
      Total investments and other assets      451,538      412,262       407,594
                                           ----------   ----------    ----------
Property and equipment - at cost            1,018,515      993,704       976,460
   Less - accumulated depreciation            607,240      563,296       552,957
                                           ----------   ----------    ----------
       Net property and equipment             411,275      430,408       423,503

Goodwill and other intangible assets - at
   cost (net of accumulated amortization)   1,707,697    1,253,051     1,250,147
                                           ----------   ----------    ----------
                                           $5,070,480   $4,088,797    $4,241,826
                                           ==========   ==========    ==========


                        The McGraw-Hill Companies, Inc.
                         -------------------------------
                           Consolidated Balance Sheet
                           --------------------------


                                            Sept. 30,     Dec. 31,    Sept. 30,
                                              2000          1999         1999
                                           ----------   -----------  -----------
                                                       (In thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Notes payable                            $  265,140   $   86,631   $  283,630
  Current portion of long term debt(Note 6)          -       95,043       95,043
   Accounts payable                            244,560      340,220      282,674
   Payable to broker-dealers and dealer
     banks  (Note 5)                             2,163        2,725        5,932
   Accrued liabilities                         343,961      345,339      303,323
   Income taxes currently payable              175,460      105,066      180,694
   Unearned revenue                            253,289      242,494      224,364
   Other current liabilities                   364,455      307,935      319,445
                                            ----------   ----------   ----------
       Total current liabilities             1,649,028    1,525,453    1,695,105
                                            ----------   ----------   ----------
Other liabilities:
   Long-term debt (Note 6)                     954,787      354,775      406,560
   Deferred income taxes                       178,949      135,426      123,298
   Accrued postretirement healthcare and
     other benefits                            184,808      187,485      190,321
   Other non-current liabilities               213,967      194,165      181,444
                                            ----------   ----------   ----------
      Total other liabilities                1,532,511      871,851      901,623
                                            ----------   ----------   ----------
      Total liabilities                      3,181,539    2,397,304    2,596,728
                                            ----------   ----------   ----------
Shareholders' equity (Note 7):
   Capital stock                               205,852      205,852      205,852
   Additional paid-in capital                   42,636       24,305       25,166
   Retained income                           2,173,157    1,926,816    1,848,249
   Accumulated other comprehensive income     (113,025)    (87,731)     (84,079)
                                            ----------   ----------   ----------
                                             2,308,620    2,069,242    1,995,188

  Less - common stock in treasury-at cost      404,112      363,728      331,684
   Unearned compensation on
     restricted stock                           15,567       14,021       18,406
                                            ----------   ----------   ----------
      Total shareholders' equity             1,888,941    1,691,493    1,645,098
                                            ----------   ----------   ----------
                                            $5,070,480   $4,088,797   $4,241,826
                                            ==========   ==========   ==========



                         The McGraw-Hill Companies, Inc.
                         -------------------------------
                      Consolidated Statement of Cash Flows
                      ------------------------------------
              For The Nine Months Ended September 30, 2000 and 1999
             ------------------------------------------------------

                                                             2000        1999
                                                             ---------   ---------
Cash flows from operating activities                          (In thousands)
---------------------------------------------
Net income                                                $ 383,220   $ 305,009
Adjustments to reconcile net income to
    cash provided by operating activities:
   Depreciation                                              64,207      57,138
   Amortization of goodwill and intangibles                  45,583      41,377
   Amortization of prepublication costs                     170,779     137,101
   Provision for losses on accounts receivable               34,341      41,548
   Gain on sale of Tower Group                              (16,587)       -
   Other                                                     (6,109)     (2,341)
Changes in assets and liabilities net of effect of
    acquisitions and dispositions:
   Increase in accounts receivable                         (302,434)   (363,172)
   Increase in inventories                                  (76,912)    (26,544)
   Decrease in prepaid and other current assets              19,013      10,910
   Decrease in accounts payable, accrued
        expenses and other current liabilities             (110,070)    (48,118)
   Increase/(Decrease) in unearned revenue                    6,222     (11,872)
   Increase in other current liabilities                     26,414      72,287
   Increase in interest and income taxes
        currently payable                                    85,641     110,425
   Increase in prepaid/deferred income taxes                (21,290)       (499)
   Net change in other assets and liabilities               (13,566)    (20,611)
---------------------------------------------------       ----------  ----------
Cash provided by operating activities                       288,452     302,638
----------------------------------------------------      ----------  ----------
Investing activities
   Investment in prepublication costs                      (163,464)   (157,418)
   Purchases of property and equipment                      (53,142)   (119,532)
   Acquisition of businesses, net of cash acquired         (676,988)    (45,922)
   Disposition of property, equipment and businesses        142,350       2,158
---------------------------------------------------        ---------  ----------
Cash used for investing activities                         (751,244)   (320,714)
---------------------------------------------------       ----------  ----------
Financing activities
   Net additions to commercial paper borrowings             778,968     259,125
   Repayments of long-term debt                             (95,043)       -
   Dividends paid to shareholders                           (136,879)  (126,861)
   Exercise of stock options                                 37,236      15,972
   Repurchase of treasury shares                              (85,635) (123,968)
   Other                                                      (1,106)      (387)
---------------------------------------------------       ----------  ----------
Cash provided by financing activities                       497,541      23,881
---------------------------------------------------       ----------  ----------
Effect of exchange rate fluctuations on cash                 (4,480)       (900)
                                                          ----------  ----------
Net change in cash and equivalents                           30,269       4,905
Cash and equivalents at beginning of period                   6,489      10,451
---------------------------------------------------       ----------  ----------
Cash and equivalents at end of period                       $36,758   $  15,356
                                                          ==========  ==========

                        The McGraw-Hill Companies, Inc.
                         -------------------------------

                          Notes to Financial Statements
                          -----------------------------


1. The financial information in this report has not been audited, but in the opinion of management all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly such information have been included. The operating results for the three and nine month periods ended September 30, 2000 and 1999 are not necessarily indicative of results to be expected for the full year due to the seasonal nature of some of the company's businesses. The financial statements included herein should be read in conjunction with the financial statements and notes included in the company's Annual Report on Form 10-K for the year ended December 31, 1999.

   Certain prior year amounts have been reclassified for comparability purposes.

2. The following table is a reconciliation of the company's net income to comprehensive income for the three-month and nine-month periods ended September 30, 2000:

                                       Three Months             Nine Months
                                  ----------------------  ----------------------
                                     2000         1999      2000         1999
                                   ---------   ----------  ---------   ---------
                                                  (in thousands)

Net income                         $ 217,720   $ 190,541   $ 383,220   $ 305,009

Other comprehensive income,
  Net of tax:  Foreign currency
  Translation adjustment             (7,521)       (256)    (25,294)     (8,117)
                                   ---------   ---------   ---------   ---------
Comprehensive income               $ 210,199   $ 190,285   $ 357,926   $ 296,892
                                   =========   =========   =========   =========

3. The company has three reportable segments: McGraw-Hill Education, Financial Services, and Information and Media Services. McGraw-Hill Education provides educational and professional reference materials, training and lifetime learning for students and professionals. The Financial Services segment consists of Standard & Poor's operations, which provide a wide range of financial information, credit ratings and analyses globally, enabling access to capital markets. The Information and Media Services segment includes business and professional media offering information, insight and analysis.


                         The McGraw-Hill Companies, Inc.
                         -------------------------------

                          Notes to Financial Statements
                          -----------------------------

   Operating profit by segment is the primary basis for the chief operating decision maker of the Company to evaluate the performance of each segment. A summary of operating results by segmentfor the three months and nine months ended September 30, 2000 and 1999 follows:

                                           2000                     1999
                                  ----------------------  ----------------------
                                               Operating               Operating
                                   Revenue       Profit     Revenue      Profit
                                  ---------    ----------  ---------   ---------
Three Months                                      (in thousands)
------------

McGraw-Hill Education             $  844,170  $ 255,236  $  766,557   $ 235,122
Financial Services                   319,910     99,382     305,983      88,086
Information and Media Services       227,570     38,918     245,937      25,721
------------------------------     ----------  ---------  ----------   ---------
Total operating segments           1,391,650    393,536   1,318,477     348,929
General corporate expense                  -    (24,484)     -          (23,975)
Interest expense - net                     -    (15,035)     -          (12,591)
------------------------------     ----------  ---------- ----------  ----------
Total company                      $1,391,650   $ 354,017*$1,318,477  $ 312,363*
                                   ==========  ========== ==========  ==========

*Income before taxes on income.


                                           2000                     1999
                                  ----------------------  ----------------------
                                               Operating               Operating
                                   Revenue       Profit    Revenue       Profit
                                  ---------    ---------- ---------    ---------
Nine Months                                       (in thousands)
------------

McGraw-Hill Education             $1,534,426    $ 272,280 $1,346,608   $ 232,515
Financial Services                   953,725      299,073    897,552     272,808
Information and Media Services       725,256      151,812    713,509      85,653
------------------------------    ----------   ---------- ----------  ----------
Total operating segments           3,213,407      723,165  2,957,669    590,976
General corporate expense                  -      (64,425)         -    (58,634)
Interest expense - net                     -      (35,618)         -    (32,328)
------------------------------    ----------   ---------- ----------  ----------
Total company                     $3,213,407    $ 623,122*$2,957,669  $ 500,014*
                                  ==========   ========== ==========  ==========

*Income before taxes on income.


                         The McGraw-Hill Companies, Inc.
                         -------------------------------
                          Notes to Financial Statements
                          -----------------------------

   On  September  5,  2000,   the  Company   acquired  from  Tribune   Company
   ("Tribune"):(i)  all of the outstanding  shares of capital stock of Tribune
   Education  Company,  a  Delaware  corporation  ("TEC")  and a  wholly-owned subsidiary of Tribune,  and (ii) all of the  outstanding  shares of capital stock of Landoll, Inc., an Ohio corporation  ("Landoll") and a wholly-owned subsidiary  of Tribune.  The foregoing  transaction  was made pursuant to a
   Stock Purchase Agreement,  dated as of June 22, 2000, among Tribune and the
   Company (the "Stock Purchase Agreement").

   The purchase  price paid by  McGraw-Hill  for the shares of TEC and Landoll
   (collectively, the "Companies") was approximately $647.7 million, including post-closing adjustments. We anticipate additional post-closing adjustments in the fourth quarter. The acquisition was accounted for under the purchase method of accounting. The source of the funds to pay the purchase price was through internally generated funds and the sale of commercial paper.

   Tribune  Education  is a leading  publisher  of  supplementary  educational materials  for the  K-12,  higher  education,  professional  education  and consumer markets,  with strength in language arts, math,  foreign language, social studies, health, English, reading,  educational software and teacher training.  During the second  quarter of 2000, the Company sold Tower Group
   International  to  FedEx   Corporation.   The  total  gain  recognized  was
   approximately  $16.6  million on a pre-tax  gain, or five cents per diluted share.

4. The allowance for doubtful accounts and sales returns, the components of inventory and the accumulated amortization of prepublication costs were as follows:

                                            Sept. 30,     Dec. 31,    Sept. 30,
                                               2000         1999         1999
                                           ----------   ----------   ----------
                                                      (in thousands)

    Allowance for doubtful accounts         $  132,974   $  125,144   $  117,391
                                            ==========   ==========   ==========
    Allowance for sales returns             $  128,283   $  107,382   $  111,018
                                            ==========   ==========   ==========
    Inventories:
      Finished goods                        $  349,102   $  239,139   $  240,772
      Work-in-process                           53,901       25,205       45,539
      Paper and other materials                 38,735       30,911       27,072
                                            ----------   ----------   ----------
    Total inventories                       $  441,738   $  295,255   $  313,383
                                            ==========   ==========   ==========
    Accumulated amortization of
      prepublication costs                  $  738,991   $  661,207   $  634,629
                                            ==========   ==========   ==========


                         The McGraw-Hill Companies, Inc.
                         -------------------------------
                          Notes to Financial Statements
                          -----------------------------

5. A subsidiary of J.J. Kenny Co. acts as an undisclosed agent in the purchase and sale of municipal securities for broker-dealers and dealer banks and the company had $149.7 million of matched purchase and sale commitments at September 30, 2000. Only those transactions not closed at the settlement date are reflected in the balance sheet as receivables and payables.


6. A summary of long-term debt follows:

                                           Sept. 30,     Dec. 31,     Sept. 30,
                                              2000         1999         1999
                                           ----------  ----------    ----------
                                                       (in thousands)

   9.43% Notes due 2000                     $        -   $   95,043   $  95,043
   Commercial paper supported by
      bank revolving credit agreement          949,840      350,000     400,000
   Other                                         4,947        4,775       6,560
                                            ----------   ----------   ---------
                                               954,787      449,818     501,603
Less: current portion of long-term debt            -        (95,043)    (95,043)
                                            ----------   ----------   ---------
                                            $  954,787   $  354,775   $ 406,560
                                            ==========   ==========   =========

     On August 15, 2000, the Company retired its existing revolving credit facility that was due to expire on February 13, 2002 and replaced it with two new revolving credit facilities. The two revolving credit facility agreements, each with the same 11 domestic and international banks, consisting of a $625 million, five year revolving credit facility ("New 5-year Facility") and a $625 million 364-day revolving credit facility ("New 364-day Facility"). The New 5-year Facility provides that the Company may borrow at any time until August 15, 2005, when the commitment terminates and any outstanding loans mature. The New 364-day Facility agreement provides that the Company may borrow until August 14, 2001, on which date the facility commitment terminates and the maturity of such borrowings may not be later than August 14, 2002. The Company pays a facility fee of 5 and 7 basis points on the New 364-day Facility and New 5-year Facility, respectively, (whether or not amounts have been borrowed) and borrowings may be made at a range of 13 to 20 basis points above LIBOR at the Company's current credit rating. The fees and spreads on the New 5-year Facility fluctuate based upon a schedule related to the Company's credit rating by Moody's and Fitch. The facility agreements each contain certain covenants, and the only financial covenant requires that the Company not exceed an indebtedness to cash flow ratio, as defined, of 4 to 1 at any time. This restriction, which was also in place under the retired facility, has never been exceeded. At September 30, 2000, there were no borrowings under either facility. The commercial paper borrowings outstanding is supported by the new revolving credit facilities, and 80% of these borrowings have been classified as long-term.


                        The McGraw-Hill Companies, Inc.
                         -------------------------------
                          Notes to Financial Statements
                          -----------------------------

7. Common shares reserved for issuance for conversions and stock based awards were as follows:

                                            Sept. 30,     Dec. 31,     Sept. 30,
                                              2000          1999         1999
                                           ----------   ----------    ----------

$1.20 convertible preference stock
      at the rate of 13.2 shares for each
      share of preference stock                17,530        17,846       17,912
   Stock based awards                      23,879,053    15,941,131   16,653,328
                                           ----------    ----------   ----------
                                           23,896,583    15,958,977   16,671,240
                                           ==========    ==========   ==========

8. Cash dividends per share declared during the periods were as follows:

                              Three Months             Nine Months
                              ------------            ------------
                              2000    1999            2000     1999
                              ----    ----            ----     ----
   Common stock               $.235  $.215            $.705   $.645
   Preference stock            .300   .300             .900    .900

9. A reconciliation of the number of shares used for calculating basic earnings per common share and diluted earnings per common share for thethree months and the nine months ended September 30, 2000 and 1999 follows:

   Three month period                                        2000        1999
   ------------------                                     ----------  ----------
                                                           (thousands of shares)

   Average number of common shares outstanding               194,488     196,104

   Effect of stock options and other dilutive securities       2,362       1,974
                                                          ----------  ----------
                                                             196,850     198,078
                                                          ==========  ==========

   Nine month period                                         2000        1999
   ----------------                                       ----------  ----------
                                                           (thousands of shares)

   Average number of common shares outstanding               194,194     196,673

   Effect of stock options and other dilutive securities       1,937       2,247
                                                          ----------  ----------
                                                             196,131     198,920
                                                          ==========  ==========

   Restricted performance shares outstanding at September 30, 2000 of 453,000 were not included in the computation of diluted earnings per common shares because the necessary vesting conditions have not occurred.

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

Operating Results - Comparing Periods Ended September 30, 2000 and 1999
-----------------------------------------------------------------------
Three Months
------------
Consolidated Review
-------------------

Operating revenue for the quarter of $1.4 billion increased $73.2 million, or 5.6% over the 1999 quarter on the strong performance of the McGraw-Hill Education and Financial Services segments. The revenue from ongoing operations, excluding the impact of the divested Petrochemical Magazines in the fourth quarter of 1999 and the sale of Tower Group International in the first quarter of 2000 and excluding Tribune Education's (as defined below) results, rose 6.6%.

On September 5, 2000, the Company acquired from the Tribune Company ll of the outstanding shares of capital stock of the Tribune Education Company and Landoll, Inc ("Tribune Education"). The purchase price was $647.7 million in cash including post-closing adjustments. We anticipate additional post-closing adjustments in the fourth quarter. Integration of Tribune Education has begun and the quarterly and year to date results include one month of operations. The Company expects the acquisition will be earnings accretive in 2001 and cash flow positive this year and in the years ahead. Given the delay in closing the transaction due to the U.S. Department of Justice's request for additional information, the acquisition will dilute 2000 earnings per share two to four cents ($.02 - $.04) more than the initial estimate of five cents ($.05).

Net income for the quarter was $217.7 million, or a 14.3% increase over 1999. Included in the quarter are the results of the recently acquired Tribune Education and related acquisition costs, which diluted earnings per share by three cents. Excluding the impact from the acquisition of Tribune Education, net income for the quarter was $223.6 million.

Net interest expense rose 19.4%, primarily from higher average borrowings due to the acquisition of Tribune Education during the third quarter. Average interest rates increased during the quarter to 6.6% in 2000 versus 5.2% in 1999. The provision of taxes as a percent of income before taxes was 38.5%, 0.5% less than the third quarter of 1999, but the same level as the second quarter of 2000.

Segment Review
--------------
The McGraw-Hill Education segment revenue, including $25.5 million from the newly acquired Tribune Education, increased 10.1% over the prior year's third quarter to $844.2 million. Operating profits climbed by 8.6% over the prior year's third quarter to $255.2 million.

SRA/McGraw-Hill performed well with its basic reading skills program, particularly in California, where SRA/McGraw-Hill continues to benefit from the state's supplemental funding program. SRA/McGraw-Hill also benefited from high open territory selling. The School division continued its solid performance with strong sales in reading, social studies, and science in key adoption states enabling McGraw-Hill to gain market share in the elementary-high school market. The School division continued its significant investment in plant cost and marketing costs. The overall elementary-high school market should grow by more than 10% this year. In Texas, the School division and SRA/McGraw-Hill combined to win more than 38% of the reading adoption this year. Glencoe's revenue performance was flat with the prior year due to lower than anticipated adoption sales. However, in North Carolina, Florida, West Virginia, and Oklahoma, Glencoe's secondary science program led the market. CTB/McGraw- Hill's revenue declined during the quarter due to the timing of custom contracts and lower software sales.

The Higher Education Group had strong front list sales that produced a double-digit gain in operating profit in the third quarter. Important new or revised titles include Mader, Biology 7/e; Garrison, Managerial Accounting 9/e; Kamien, Music, An Appreciation 7/e; Lucas, Art of Public Speaking 7/e; and Feldman, Power Learning, 1/e. Continued softness in computer, scientific, technical and medical titles resulted in declines in revenue and operating profit at Professional Publishing. International Publishing experienced gains in most markets, with Latin America and Asia-Pacific being particularly strong. Integration of Tribune Education into McGraw-Hill Education has begun with five of the six businesses acquired to be merged into McGraw-Hill Education, with the Wright Group operating as a separate unit.

Financial Services revenue increased 4.6% to $319.9 million and operating profit increased 12.8% to $99.4 million. Standard & Poor's Ratings Services revenue and operating profit increased despite the continuing decline of new issue volume in the U.S. bond market. New issue dollar volume in the U.S. bond market fell 11.2% for the quarter. The areas that contributed most to the growth were Structured Finance, Financial Institutions and Ratings Information Services. Standard & Poor's Ratings Services continues to benefit from the successful globalization and diversification of its products. In Europe, Standard & Poor's Ratings largest international market, growth was strong as more issuers raised capital in the public debt markets. The number of new issues in Europe climbed 2.8% for the quarter while dollar volume was off 8.9% for the same period. More than 30% of Standard & Poor's Ratings revenue was generated in international markets for the third quarter. Standard & Poor's Information Services showed revenue increases from index and portfolio services and through the sale of content and quote feeds to financial websites and Internet redistributors. Operating profits were flat due to shortfalls in the secondary municipal markets, services for the foreign exchange markets and continued investment in new products and services.

Information and Media Services revenue, including the impact of divested operations decreased 7.5% to $227.6 million. Excluding the impact of divested operations, revenue increased 8.7%, or $18.3 million. In October of 1999, the Petrochemical magazines were sold and in February 2000, Tower Group International was sold. Operating profit for the segment increased 51.3% over the prior year's third quarter. Excluding the impact of divested businesses, operating profit increased 60.9% over the prior year's third quarter.

Although Business Week faced very tough comparisons - advertising pages grew 44% in the third quarter last year - the publication registered an 18% gain in advertising pages in this year's third quarter. As a result, Business Week had the best third quarter in its 71-year history. Broadcasting also showed continued growth due to the political advertising and an increase in its base business. The Business-to-Business Group, comprised of Aviation Week, Energy, Healthcare and Construction Information groups recorded an increase in revenues and operating profit versus the prior year's third quarter on an ongoing basis. Including the impact of divested businesses, revenue would have declined as compared to the prior year's third quarter. Aviation Week Group benefited from the biennial Farnborough Air Show. A volatile oil market increased the demand for real-time news and prices from Platt's. Revenue in the Construction Information Group was off primarily due to timing at Sweet's but cost controls offset the impact.

Nine Months
-----------
Consolidated Review
-------------------
For the first nine months of the year, revenue increased 8.6%, or $255.7 million, to $3.2 billion, including $25.5 million of revenue contributed by the recently acquired Tribune Education business. Excluding the impact of the divested Petrochemical magazines and Tower Group International, revenue increased 12.0%. Net income through the first nine months rose 25.6% to $383.2 million including the gain on the sale of Tower Group International in February 2000. Excluding the gain on the sale of Tower Group International, net income increased 22.3%. Diluted earnings per share rose 27.5% to $1.95 including the gain on the sale of Tower Group International and 24.2% to $1.90 excluding the gain. All segments contributed favorably to this growth with the Educational Publishing Group, Standard & Poor's Ratings Services and Business Week being the largest contributors within each.

Net interest expense through the first nine months of 2000 was $35.6 million, $3.3 million higher than the prior year. The increase was due primarily to a higher average balance because of the acquisition of Tribune Education and to higher average commercial paper rates, 6.3% versus 5.1% in 1999. The proceeds from the Tower divestiture in February 2000 offset the impact of higher share repurchases.

The provision for taxes as a percent of income before taxes was 38.5%, 0.5% less than the first nine months of 1999 period.

Segment Review
--------------
The McGraw-Hill Education segment revenue, including $25.5 million from the newly acquired Tribune Education, increased 13.9% over the prior year to $1,534.4 million. Operating profits climbed by 17.1% over the prior year to $277.3 million. SRA/McGraw-Hill performed well with its basic reading skills program, particularly in California. The School division's social studies program had positive results in California. Glencoe/McGraw-Hill successfully entered the literature market, the only major discipline in which it did not publish. CTB/McGraw-Hill had good performance in its custom contracts and TerraNova program. Higher Education had good frontlist and backlist performance. The International Publishing Group had strong revenue growth particularly in Latin America and Asia-Pacific. Softness in Canada, Europe, and Ibero contributed to a profit decline. The Professional Publishing operation had flat revenue and a profit decline due to softness in the general reference and computing.

Financial Services' revenue increased 6.3%, or $56.2 million to $953.7 million. Standard & Poor's Ratings Services posted good growth despite year-to-date domestic dollar volume being down 8.2% along with a 14.6% decline in the number of issues from the prior year. Total European issuance dollars was off in excess of 8.4% as compared to the first nine months of 1999. The sector that contributed the most to the growth was Corporate Finance. More than 30% of Standard & Poor's Ratings revenue for the first nine months of the year came from international services. Standard & Poor's Information Services had revenue increases from portfolio services as expansion continued in this area. Operating profit was flat due to continued softness in the secondary municipal bond market, weakness in the services for foreign exchange information and continued investment in new products and services.

Information and Media Services' revenue increased 1.6%, or $11.7 million, to $725.3 million for the first nine months. Excluding the impact of the divested Petrochemical magazines in October 1999, and Tower Group International in February 2000, revenue would have increased 16.2%. Operating profit for the segment including the gain on the sale of Tower Group International increased $66.2 million to $151.8 million for the first nine months of 2000. Excluding the gain on the sale of Tower Group International, operating profit for the segment increased 57.9%. Excluding both the impact of the gain on the sale of Tower Group International and the impact of divested businesses, operating profit would have grown 61.7%.

Business Week continued its outstanding performance with a 32% increased in advertising pages, according to the Publishers Information Bureau. Broadcasting showed continued growth due to political advertising and increases in its base business. The Business-to-Business Group, comprised of Aviation Week, Energy, Healthcare, and Construction Information groups had increased revenue and operating profit as compared to the first nine months of 1999, excluding the impact of the divested Petrochemical magazines. Including the impact of the divested Petrochemical magazines, both revenue and operating profit declined as compared to the prior year's first nine months.

Financial Condition
-------------------
The Company continues to maintain a strong financial position. Cash provided by operating activities in the first nine months totaled $288.5 million compared to $302.6 million in 1999. The primary reasons for this decrease are higher inventory on hand for the 2000 adoption selling season and higher estimated tax payments. The Company's strong presence in school and higher education publishing significantly impacts the seasonality of its earnings and borrowing patterns during the year, with the company borrowing during the first half of the year and generating cash in the second half of the year, particularly in the fourth quarter.

Total debt as of September 30, 2000 increased  $683.5 million from year-end
1999 to $1,219.9 million. Commercial paper borrowings at September 30, 2000 totaled $1,187.3 million, an increase of approximately $776.1 million over December 31, 1999. This is primarily due to the acquisition of Tribune Education that was consummated in the third quarter. The total amount of cash paid for this acquisition was approximately $647.7 million, including some post-closing adjustments. We anticipate additional post-closing adjustments in the fourth quarter. Aside from the acquisition, there were additional expenditures related to prepublication costs for the heavy adoption-selling schedule.

Gross accounts receivable increased $304.7 million from year-end due primarily to seasonality of the education business and the acquisition of the Tribune Education, partially offset by the impact of the sale of Tower Group International in the first quarter. Year-over-year gross accounts receivables increased $88.1 million. Inventories increased $146.5 million from the end of 1999 because of the anticipated higher sales in education as it enters the adoption selling season and as a result of the acquisition of Tribune Education.

Net prepublication costs increased $24.3 million from the end of 1999 to $463.6 million due largely from the Tribune Education acquisition. Purchases of property and equipment were $53.1 million through the current nine months period, $66.4 million lower than the prior year. Spending has decreased from the prior year as the consolidation of office space in New York was completed in 1999.

The Company retired the remaining $95 million of its 9.43% notes in September 2000. Under a shelf registration that became effective with the Securities and Exchange Commission in 1990, the Company can issue an additional $300 million of debt securities. The new debt could be used to replace a portion of the commercial paper borrowings with longer-term securities when management has determined that interest rates are attractive and markets are favorable.

On August 15, 2000, the Company retired its existing revolving credit facility that was due to expire on February 13, 2002 and replaced it with two new revolving credit facilities. The two revolving credit facility agreements, each with the same 11 domestic and international banks, consisting of a $625 million, five year revolving credit facility ("New 5-year Facility") and a $625 million 364-day revolving credit facility ("New 364-day Facility"). The New 5-year Facility provides that the Company may borrow at any time until August 15, 2005, when the commitment terminates and any outstanding loans mature. The New 364-day Facility agreement provides that the Company may borrow until August 14, 2001, on which date the facility commitment terminates and the maturity of such borrowings may not be later than August 14, 2002. The Company pays a facility fee of 5 and 7 basis points on the New 364-day Facility and New 5-year Facility, respectively, (whether or not amounts have been borrowed) and borrowings may be made at a range of 13 to 20 basis points above LIBOR at the Company's current credit rating. The fees and spreads on the New 5-year Facility fluctuate based upon a schedule related to the Company's credit rating by Moody's and Fitch. The facility agreements each contain certain covenants, and the only financial covenant requires that the Company not exceed an indebtedness to cash flow ratio, as defined, of 4 to 1 at any time. This restriction, which was also in place under the retired facility, has never been exceeded. At September 30, 2000, there were no borrowings under either facility.

In the first quarter of 2000, the Board of Directors approved a 9.3% increase in the regular quarterly dividend on the Company's common stock from $.215 to $.235 per common share. The Board of Directors also authorized in 1999 a stock repurchase program to repurchase up to 15 million shares. The repurchased shares will be used for general corporate purposes, including the issuance of shares for the exercise of employee stock options. Purchases under this program may be made from time to time on the open market and in private transactions dependent on market conditions. Approximately 4.9 million shares have been repurchased under this program as of October 20, 2000. The Company has repurchased 1.7 million shares at a cost of $85.6 million under this program during the first nine months of 2000.

Year 2000 Issue
---------------
The Company experienced no significant problems or disruption to its normal business activities related to this issue as of October 20, 2000. The cost to assess, remediate and test systems that were not replaced approximated $19 million from 1998 to the present.

No material expenditures were made in the current year or are expected to be included in the future related to the Year 2000 issue.


 "Safe Harbor Statement under the Private Securities Litigation Reform
 ---------------------------------------------------------------------
                                Act of 1995"
                                ------------
This section, as well as other portions of this document, includes certain forward-looking statements about the company's business, new products, sales, expenses, cash flows, and operating and capital requirements. Such
forward-looking   statements  included,  but  are not limited  to:  McGraw-Hill
Education's level of success in adoptions and the level of educational funding; the strength of higher education, professional and international publishing markets; the strength of profit levels and the capital markets in the U.S.and abroad with respect to Standard & Poor's Information Services; the strength of the domestic and international advertising markets; the level of future cash flow, debt levels, capital expenditures and prepublication cost investment; the level of success in new product development; and the expected financial impact of the Tribune Education acquisition on the Company's financial condition.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
------   ----------------------------------------------------------
         The company has no material changes to the disclosure made on this matter in the company's report on Form 10-K for the year ended December 31, 1999.

                                     Part II

                                Other Information


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

Item 6.  Exhibits and Reports on Form 8-K                      Page Number
         --------------------------------                      -----------

     (a) Exhibits

  (10.1) 364-Day Credit  Agreement dated as of August 15,
         2000 among the  Registrant,  the lenders  listed
         therein,   and  The  Chase  Manhattan  Bank,  as
         administrative agent, incorporated by reference from the Registrant's Form 8-K dated August 21,
         2000.

  (10.2) Five-Year  Credit  Agreement  dated as of  August
         15,  2000  among  the  Registrant,   the  lenders
         listed  therein,  and The Chase  Manhattan  Bank,
         as  a  administrative   agent,   incorporated  by
         reference  from the  Registrant's  Form 8-K dated
         August 21, 2000.

    (12) Computation of ratio of earnings to fixed charges             20

    (27) Financial data schedule                                       21

     (b) Reports on Form 8-K
         A Form 8-K was filed on, and dated, August 21, 2000, with respect to Item 5 of said Form.

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

                        Periods Ended September 30, 2000
                        --------------------------------



                                                Nine          Twelve
                                                Months        Months
                                               ---------    ---------
                                                  (In thousands)


Earnings
    Earnings from continuing operations
      before income tax expense and
      extraordinary item (Note)               $  616,308   $  812,574
    Fixed charges                                 72,171       84,009
                                              ----------   ----------
Total Earnings                                $  688,479   $  896,583
                                              ==========   ==========
Fixed Charges (Note)
    Interest expense                          $   38,685   $   49,074
    Portion of rental payments deemed to be
       interest                                   33,486       34,935
                                              ----------   ----------

       Total Fixed Charges                    $   72,171   $   84,009
                                              ==========   ==========

Ratio of Earnings to Fixed Charges                   9.5         10.7

(Note) For purposes of computing the ratio of earnings to fixed charges, "earnings from continuing operations before income taxes" excludes undistributed equity in income of less than 50%-owned companies. "Fixed charges" consist of (1) interest on debt, and (2) the portion of the company's rental expense deemed representative of the interest factor in rental expense.

       Earnings from continuing operations before income taxes for the nine-month period ended September 30, 2000 includes a $16.6 million gain on the sale of Tower Group International. Earnings from continuing operation before income taxes for the twelve month period ended September 30, 2000 includes the pre-tax gain on the sale of Tower Group International and the $39.7 million pre-tax gain on the sale of the company's Petrochemical publications.