Form 10-K405
period 2000-12-31
MCGRAW-HILL COMPANIES INC
filed 2001-03-12
CIK 64040

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K


                   For the fiscal year ended December 31, 2000

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
Common stock - $1 par value                          New York Stock Exchange
                                                     Pacific Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:

                                      None
                                ----------------
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No
                                              ---      ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                    X
                   ---

         The aggregate market value of voting stock held by nonaffiliates of the registrant as of February 28, 2001, was $11,437,135,559.

         The number of shares of common stock of the registrant outstanding as of February 28, 2001 was 194,915,339 shares.

         Part I, Part II and Part IV incorporate information by reference from the Annual Report to Shareholders for the year ended December 31, 2000. Part III incorporates information by reference from the definitive proxy statement mailed to shareholders March 26, 2001 for the annual meeting of shareholders to be held on April 25, 2001.

                                TABLE OF CONTENTS
                                -----------------
                                     PART I
                                   -----------

Item                                                                                   Page
----                                                                                   ----
  1. Business...................................................................        1

  2. Properties.................................................................      2 - 3

  3. Legal proceedings..........................................................         4

  4. Submission of matters to a vote of security holders .......................         4

   Executive officers of the registrant .......................................          5

                                     PART II
                                   -----------
  5. Market for the registrant's common stock and related
     stockholder matters ......................................................          6

  6. Selected financial data....................................................         6

  7. Management's discussion and analysis of financial
     condition and results of operations ......................................          6

 7A. Market Risk................................................................         6

  8. Consolidated financial statements and supplementary
     data .....................................................................          6

  9. Changes in and disagreements with accountants on accounting
     and financial disclosure .................................................          6

                                    PART III
                                   -----------
 10. Directors and executive officers of the registrant.........................         7

 11. Executive compensation.....................................................         7

 12. Security ownership of certain beneficial owners
     and management ...........................................................          7

 13. Certain relationships and related transactions.............................         7

                                     PART IV
                                   ----------
 14. Exhibits, financial statement schedules, and
     reports on Form 8-K                                                              8 - 11

  Signatures                                                                         12 - 14

           Exhibits.............................................................     15 - 30

           Consent of Independent Auditors - Ernst & Young LLP..................        31

           Financial Data Schedule..............................................     32 - 35

   Supplementary schedule .....................................................        36

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

The Registrant's 16,761 employees are located worldwide. They perform the vital functions of analyzing the nature of changing demands for information and of channeling the resources necessary to fill those demands. By virtue of the numerous copyrights and licensing, trade, and other agreements, which are essential to such a business, the Registrant is able to collect, compile, and disseminate this information. Most book manufacturing and magazine printing is handled through a number of independent contractors. The Registrant's principal raw material is paper, and the Registrant has assured sources of supply, at competitive prices, adequate for its business needs.

Descriptions of the company's principal products, broad services and markets, and significant achievements are hereby incorporated by reference from Exhibit
(13), pages 6 through 23, containing textual material of the Registrant's 2000 Annual Report to Shareholders.

Information as to Operating Segments

The relative contribution of the operating segments of the Registrant and its subsidiaries to operating revenue, operating profit, long-lived assets and geographic information for the three years ended December 31, 2000 at the end of each year, are included in Exhibit (13), on pages 46 and 47 in the Registrant's 2000 Annual Report to Shareholders and is hereby incorporated by reference.

Item 2.     Properties


The Registrant leases office facilities at 314 locations: 230 are in the United States. In addition, the Registrant owns real property at 15 locations: 12 are in the United States. The principal facilities of the Registrant are as follows:

                                            OWNED                SQUARE
                                             OR                   FEET
              LOCATIONS                     LEASED             (THOUSANDS)          BUSINESS UNIT
              ---------                     ------             -----------          -------------
       DOMESTIC

       New York, NY                         leased                1,028         Various Units: 1221 Avenue of the Americas

       New York, NY                         leased                  946         Standard & Poor's: 55 Water

       New York, NY                         leased                  506         Various Units: 2 Penn Plaza
                                                                                (See Below)

       Hightstown, NJ                       owned
         Office and Data Center                                     490         Various Units
         Warehouse                                                  412         Leased to non-McGraw-Hill
                                                                                tenant

       Blacklick (Gahanna), OH              owned                               Various operating units
          Book Distr. Ctr.                                          558
          Office                                                     67

       Desoto, TX
          Book Dist. Ctr.                   leased                  382         School

       Dallas, TX                           leased                  418         School
          Assembly Plant

       Dubuque, IA                          owned                   107         Higher Education
          Office Warehouse                                          279

       Grove City, OH
          Warehouse                         leased                  305         School

       Columbus, OH                         owned                   170         School

       Monterey, CA                         owned                   215         CTB

       Englewood, CO                        owned                   133         Financial Services

       Lexington, MA                        leased                  132         Various operating units
                                                                                and non-McGraw-Hill subtenants

       Lexington, MA                        owned                    53         Partially occupied
                                                                                with non-McGraw-Hill tenant

       Burr Ridge IL                        leased                  122         Various publishing units

       Denver, CO                           owned                    88         Broadcasting

       Indianapolis, IN                     leased                   54         Broadcasting

       Indianapolis, IN                     leased                  127         CTB

       Washington, DC                       leased                   73         Various operating units

       Chicago, IL                          leased                   80         Various operating units
                                                                                and McGraw-Hill subtenants

       Mather, CA                           leased                   56         CTB


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

       Maidenhead, England                  leased                   85         McGraw-Hill International
                                                                                (U.K.) Ltd.

       Jurong, Singapore                    leased                   30         Various Operating Units
         Office                             leased                   91         Various Publishing Units


During 2000, the divestiture of the Tower Group decreased the number of facilities by 75.

The acquisition of Tribune Education during 2000 added approximately 40 facilities (1 owned).

During the first quarter of 2001, we will be selling the owned facility at 29 Hartwell Ave in Lexington Massachusetts.

Beginning July 2001, we will lease an additional floor at 2 Penn Plaza, totaling 58,770 square feet. The lease will be through the period ending March 31, 2020.

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

                        Executive Officers of Registrant
                        --------------------------------

               Name                       Age                 Position
               ----                       ---                 --------
     Harold McGraw III                    52               Chairman of the Board
                                                                       President and Chief Executive Officer

     Robert J. Bahash                     55               Executive Vice President and
                                                                       Chief Financial Officer

     Barbara B. Maddock                   50               Executive Vice President, Organizational
                                                                       Effectiveness

     John Negroponte                      61               Executive Vice President, Global Markets

     Kenneth M. Vittor                    51               Executive Vice President and General Counsel

     Peter Watkins                        53               Executive Vice President, Information
                                                                       Management and Chief Technology Officer

     Scott L. Bennett                     51               Senior Vice President, Associate General
                                                                       Counsel and Secretary

     Glenn S. Goldberg                    42               Senior Vice President, Corporate Affairs
                                                                       and Assistant to the Chairman,
                                                                       President and Chief Executive Officer

     Frank J. Kaufman                     56               Senior Vice President, Taxes

     Frank D. Penglase                    60               Senior Vice President, Treasury Operations

     Talia M. Griep                       38               Corporate Controller


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

                                     PART II


Item 5.     Market for the Registrant's Common Stock and Related Stockholder
            Matters

The approximate number of holders of the Company's common stock as of February 28, 2001 was 5,246.

                                                                                2000                 1999
                                                                                ----                 ----
     Dividends per share of common stock:
     $.235 per quarter in 2000                                                  $0.94
     $.215 per quarter in 1999                                                                       $0.86

Information concerning other matters is incorporated herein by reference from Exhibit (13), from page 53 of the 2000 Annual Report to Shareholders.

Item 6.     Selected Financial Data

Incorporated herein by reference from Exhibit (13), from the 2000 Annual Report to Shareholders, page 54 and page 55.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Incorporated herein by reference from Exhibit (13), from the 2000 Annual Report to Shareholders, pages 26 to 38.

Item 7A.    Market Risk

Incorporated herein by reference from Exhibit (13), from the 2000 Annual Report to Shareholders, page 38.

 Item 8.    Consolidated Financial Statements and Supplementary Data

Incorporated herein by reference from Exhibit (13), from the 2000 Annual Report to Shareholders, pages 39 to 51 and page 53.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None

                                    PART III


Item 10.    Directors and Executive Officers of the Registrant

Information concerning directors is incorporated herein by reference from the Registrant's definitive proxy statement dated March 26, 2001 for the annual meeting of shareholders to be held on April 25, 2001.


Item 11.    Executive Compensation

Incorporated herein by reference from the Registrant's definitive proxy statement dated March 26, 2001 for the annual meeting of shareholders to be held on April 25, 2001.


Item 12.    Security Ownership of Certain Beneficial Owners and Management


Incorporated herein by reference from the Registrant's definitive proxy statement dated March 26, 2001 for the annual meeting of shareholders to be held April 25, 2001.


Item 13.    Certain Relationships and Related Transactions

Incorporated herein by reference from the Registrant's definitive proxy statement dated March 26, 2001 for the annual meeting of shareholders to be held April 25, 2001.

                                     PART IV


Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

 (a)     1.   Financial Statements.

      2. Financial Statement Schedules.

           The McGraw-Hill Companies
         Index to Financial Statements
       And Financial Statement Schedules

                                                                                             Reference
                                                                                  -----------------------------
                                                                                                 Annual Report
                                                                                  Form               to Share-
                                                                                  10-K           holders (page)
                                                                                  ----           --------------
Data incorporated by reference from Annual Report to Shareholders:

     Report of Independent Auditors.............................................                        52
     Consolidated balance sheet at
         December 31, 2000 and 1999.............................................                       40-41
     Consolidated statement of income
         for each of the three years in
         the period ended December 31, 2000.....................................                        39
     Consolidated statement of cash flows
         for each of the three years in the
         period ended December 31, 2000.........................................                        42
     Consolidated statement of shareholders'
         equity for each of the three years in
         the period ended December 31, 2000.....................................                        43
     Notes to consolidated financial
         statements.............................................................                       44-51
     Quarterly financial information............................................                        53

     Consent of Independent Auditors............................................    31

     Consolidated schedule for each of the three years in the period ended December 31, 2000

       II - Reserves for doubtful accounts
                 and sales returns ............................................     36

All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

The financial statements listed in the above index which are included in the Annual Report to Shareholders for the year ended December 31, 2000 are hereby incorporated by reference in Exhibit (13). With the exception of the pages listed in the above index, the 2000 Annual Report to Shareholders is not to be deemed filed as part of Item 14 (a)(1).

(a)      (3) Exhibits.

(2) Stock Purchase Agreement, dated as of June 22, 2000, among Tribune Company and Registrant, incorporated by reference from the Registrant's Form 8-K dated June 30, 2000.

(3) Articles of Incorporation of Registrant incorporated by reference from Registrant's Form 10-K for the year ended December 31, 1995 and Form 10-Q for the quarter ended June 30, 1998.

(3) By-laws of Registrant incorporated by reference from Registrant's Form 10-Q for the quarter ended March 31, 2000.

(10) Indenture dated as of June 15, 1990 between the Registrant, as issuer, and the Bank of New York, as trustee, incorporated by reference from Registrant's Form SE filed August 3, 1990 in connection with Registrant's Form 10-Q for the quarter ended June 30, 1990.

(10) Instrument defining the rights of security holders, certificate setting forth the terms of the Registrant's Medium-Term Notes, Series A, incorporated by reference from Registrant's Form SE filed November 15, 1990 in connection with Registrant's Form 10-Q for the quarter ended September 30, 1990.

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

(10)* Registrant's 1987 Key Employee Stock Incentive Plan, incorporated by reference from Registrant's Form 10-K for the year ended December 31, 1993.

(10)* Registrant's Amended and Restated 1993 Employee Stock Incentive Plan, incorporated by reference from Registrant's Proxy Statement dated March 23, 2000.

(10)* Registrant's Amended and Restated 1996 Key Executive Short Term Incentive Compensation Plan, incorporated by reference from Registrant's Proxy Statement dated March 23, 2000.

(10)* Registrant's Key Executive Short-Term Incentive Deferred Compensation Plan incorporated by reference from Registrant's Form 10-K for the year ended December 31, 1996.

(10)* Registrant's Executive Deferred Compensation Plan, incorporated by reference from Registrant's Form SE filed March 28, 1991 in connection with Registrant's Form 10-K for the year ended December 31, 1990.

(10)*    Registrant's Senior Executive Severance Plan.

(10) 364-Day Credit Agreement dated as of August 15, 2000 among the Registrant, the lenders listed therein, and The Chase Manhattan Bank, as administrative agent, incorporated by reference from the Registrant's Form 8-K dated August 21, 2000.

(10) Five-Year Credit Agreement dated as of August 15, 2000 among the Registrant, the lenders listed therein, and The Chase Manhattan Bank, as a administrative agent, incorporated by reference from the Registrant's Form 8-K dated August 21, 2000.

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

(10)* Resolutions amending certain of Registrant's equity and compensation plans, as adopted on February 23, 2000, with respect to definitions of "Cause" and "Change of Control" contained therein.

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

(13) Registrant's 2000 Annual Report to Shareholders. Such Report, except for those portions thereof which are expressly incorporated by reference in this Form 10-K, is furnished for the information of the Commission and is not deemed "filed" as part of this Form 10-K.

(21)     Subsidiaries of the Registrant.

(23)     Consent of Ernst & Young LLP, Independent Auditors.

(27)     Financial Data Schedule.

(b)      Reports on Form 8-K.

         A report on Form 8-K was filed on October 27, 2000, and dated October 24, 2000. Item 9, Regulation of FD Disclosure, was reported.


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

The McGraw-Hill Companies, Inc.
-------------------------------
         Registrant


By:   /s/ Kenneth M. Vittor
      ------------------------------------------
      Kenneth M. Vittor
      Executive Vice President and General Counsel
      March 12, 2001


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 12, 2001 on behalf of Registrant by the following persons who signed in the capacities as set forth below under their respective names. Registrant's board of directors is comprised of eleven members and the signatures set forth below of individual board members, constitute at least a majority of such board.

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

      /s/ Robert J. Bahash
      ------------------------------------------
      Robert J. Bahash
      Executive Vice President and
      Chief Financial Officer

      /s/ Talia M. Griep
      ------------------------------------------
      Talia M. Griep
      Corporate Controller

      /s/ Pedro Aspe
      ------------------------------------------
      Pedro Aspe
      Director

      /s/  Sir Winfried Bischoff
      -------------------------------------------
      Sir Winfried Bischoff
      Director

      /s/ Vartan Gregorian
      -------------------------------------------
      Vartan Gregorian
      Director

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

      /s/ Linda Koch Lorimer
      -------------------------------------------
      Linda Koch Lorimer
      Director

     /s/ Robert P. McGraw
     --------------------------------------------
     Robert P. McGraw
     Director

     /s/ Lois Dickson Rice
     --------------------------------------------
     Lois Dickson Rice
     Director

     /s/ James H. Ross
     --------------------------------------------
     James H. Ross
     Director

     /s/ Edward B. Rust, Jr.
     --------------------------------------------
     Edward B. Rust, Jr.
     Director

     /s/ Sidney Taurel
     --------------------------------------------
     Sidney Taurel
     Director

                                Table of Contents
                                -----------------

                        EXHIBITS AND FINANCIAL STATEMENTS
                       ----------------------------------


EXHIBIT                                                                                                          PAGE
-------                                                                                                          ----
(10.1)         Registrant's Senior Executive Severance Plan....................................................  15-23

(10.2)         Resolutions amending certain of Registrant's equity and
                  compensation plans, as adopted on February 23, 2000, with
                  respect to definitions of "Cause" and "Change of Control"
                  contained therein............................................................................  24-26

(12)           Computation of Ratio of Earnings to Fixed Charges...............................................  27-28

(13)           Registrant's 2000 Annual Report to Shareholders.................................................    -

(21)           Subsidiaries of Registrant......................................................................  29-30

(23)           Consent of Ernst & Young LLP Independent Auditors...............................................    31

(27)           Financial Data Schedules........................................................................  32-35

Schedule II Reserves for Doubtful Accounts and Sales Returns...................................................    36