Form 10-Q
period 2001-03-31
MCGRAW-HILL COMPANIES INC
filed 2001-04-27
CIK 64040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

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

On April 16, 2001 there were approximately 195.2 million shares of common stock (par value $1.00 per share) outstanding.

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

   Item 1.  Financial Statements
   -------
             Consolidated Statement of Income for
             the three months ended March 31, 2001 and 2000          3

             Consolidated Balance Sheet at March 31, 2001,
             December 31, 2000 and March 31, 2000                    4-5

             Consolidated Statement of Cash Flows for the three      6
             months ended March 31, 2001 and 2000

             Notes to Consolidated Financial Statements              7-10


   Item 2.  Management's Discussion and Analysis of Operating
   ------   Results and Financial Condition                         11-13

   Item 3.  Quantitative and Qualitative Disclosures About
            Market Risk                                              14

Part II.  OTHER INFORMATION
---------------------------

   Item 1.  Legal Proceedings                                        14
   ------


   Item 6.  Exhibits and Reports on Form 8-K                        15-16
   ------

                                            Part I

                                     Financial Information

Item 1.  Financial Statements
         ---------------------

                         The McGraw-Hill Companies, Inc.
                         -------------------------------
                        Consolidated Statement of Income
                         -------------------------------
                   Three Months Ended March 31, 2001 and 2000
                   ------------------------------------------
                                                      2001           2000
                                                   -----------    -----------
                                                     (in thousands, except
                                                        per-share data)

Operating revenue                                    $  846,397     $  784,214
Expenses:
   Operating                                            412,462        378,642
   Selling and general                                  321,570        291,508
  Depreciation and amortization                          74,353         59,197
                                                    -----------    -----------
      Total expenses                                    808,385        729,347

Other income - net                                       12,024         25,039
                                                    -----------    -----------
Income from operations                                   50,036         79,906

Interest expense - net                                   16,880          9,345
                                                    -----------    -----------
Income before taxes on income                            33,156         70,561

Provision for taxes on income                            12,765         27,166
                                                    -----------    -----------
Income before cumulative adjustment                      20,391         43,395

Cumulative change in accounting, net of tax (Note 10)         -        (68,122)
                                                    -----------    -----------
Net income / (loss)                                   $  20,391    $   (24,727)
                                                    ===========    ===========
Earnings per common share
   Basic
     Income before cumulative adjustment              $    0.11    $      0.22
     Net income / (loss)                              $    0.11    $     (0.13)

   Diluted
     Income before cumulative adjustment              $    0.10    $      0.22
    Net income / (loss)                               $    0.10    $     (0.13)

Average number of common
   shares outstanding:  (Note 9)
   Basic                                                193,957        194,391
   Diluted                                              195,963        196,104

                        The McGraw-Hill Companies, Inc.
                         -------------------------------
                           Consolidated Balance Sheet
                           --------------------------
                                             March 31,    Dec. 31,     March 31,
                                               2001         2000         2000
                                             ---------- -----------   ----------
                                                      (In thousands)
ASSETS
Current assets:
Cash and equivalents                             $22,723     $ 3,171     $ 6,812
Accounts receivable (net of allowance
     for doubtful accounts and sales
  returns)  (Note 4)                             866,078   1,095,118     786,047
Inventories (Note 4)                             435,766     388,947     344,948
Deferred income taxes                            196,313     192,789     149,297
Prepaid and other current assets (Note 5)        151,830     121,665     123,117
                                               ---------   ---------   ---------
    Total current assets                       1,672,710   1,801,690   1,410,221
                                               ---------   ---------   ---------

Prepublication costs (net of accumulated
amortization)  (Note 4)                          530,766     518,031     454,833

Investments and other assets:
   Investment in Rock-McGraw, Inc. - at
     equity                                       98,332      95,862      88,268
   Prepaid pension expense                       172,623     159,598     127,870
   Other                                         221,275     226,910     201,091
                                              ----------   ---------   ---------
       Total Investment and other assets         492,230     482,370     417,229
                                              ----------   ---------   ---------

   Property and equipment  -  at cost          1,043,111   1,046,369     949,210
   Less - accumulated depreciation               618,773     614,464     539,034
                                              ----------   ---------   ---------
       Net property and equipment                424,338     431,905     410,176

Goodwill and other intangible assets -
at cost (net of accumulated amortization)      1,758,758   1,697,448   1,201,342
                                              ----------  ----------  ----------
      Total Assets                            $4,878,802  $4,931,444  $3,893,801
                                              ==========  ==========  ==========

                         The McGraw-Hill Companies, Inc.
                         -------------------------------
                           Consolidated Balance Sheet
                           --------------------------

                                             March 31,    Dec. 31,    March 31,
                                               2001         2000        2000
                                           ---------- -----------   ----------
                                                     (In thousands)

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Notes payable                             $244,475      $227,848     $139,976
   Current portion of long-term debt                -             -       95,043
   Accounts payable                           278,584       313,286      218,782
   Accrued liabilities                        221,395       358,274      224,800
   Income taxes currently payable              79,787        55,388       83,189
   Unearned revenue                           499,012       475,559      452,829
   Other current liabilities (Note 5)         354,917       350,430      307,656
                                           ----------    ----------   ----------
       Total current liabilities            1,678,170     1,780,785    1,522,275
                                           ----------    ----------   ----------
Other liabilities:
   Long-term debt (Note 6)                    876,319       817,529      353,175
   Deferred income taxes                      170,131       163,231      123,157
   Accrued postretirement healthcare and
     other benefits                           176,985       178,525      186,593
   Other non-current liabilities              228,532       230,330      195,132
                                           ----------    ----------   ----------
      Total other liabilities               1,451,967     1,389,615      858,057
                                           ----------    ----------   ----------
      Total liabilities                     3,130,137     3,170,400    2,380,332
                                           ----------    ----------   ----------
Shareholders' equity (Note 7 & 8):
   Capital stock                              205,852       205,852      205,852
   Additional paid-in capital                  54,703        44,176       36,806
   Retained income                          2,077,971     2,105,145    1,813,438
   Accumulated other comprehensive income    (129,290)     (110,358)    (87,842)
                                            ----------   ----------   ----------
                                             2,209,236    2,244,815    1,968,254

   Less - common stock in treasury-at cost     441,808      470,903      440,091
   Unearned compensation on restricted stock    18,763       12,868       14,694
                                            ----------   ----------   ----------
      Total shareholders' equity             1,748,665    1,761,044    1,513,469
                                            ----------    ----------  ----------
      Total Liabilities & Shareholders'
         equity                             $4,878,802   $4,931,444   $3,893,801
                                            ==========   ==========   ==========

                         The McGraw-Hill Companies, Inc.
                         -------------------------------
                      Consolidated Statement of Cash Flows
                      ------------------------------------
               For The Three Months Ended March 31, 2001 and 2000
               --------------------------------------------------

                                                            2001          2000
                                                         ----------  -----------
Cash flows from operating activities                         (In thousands)
---------------------------------------------
Net income / (loss)                                        $20,391     $(24,727)
Cumulative change in accounting principle                     -          68,122
Adjustments to reconcile net income to
    cash provided by operating activities:
   Depreciation                                              22,624      21,180
   Amortization of goodwill and intangibles                  21,232      13,954
   Amortization of prepublication costs                      30,497      24,063
   Gain on sale of Tower Group International                   -        (16,587)
   Gain on the sale of real estate                          (6,925)          -
   Provision for losses on accounts receivable              10,958       14,505
   Other                                                    (3,114)      (2,443)
Changes in assets and liabilities net of effect of
    acquisitions and dispositions:
   Decrease in accounts receivable                          222,051     149,312
   Increase in inventories                                  (45,985)    (55,098)
   Increase in prepaid and other current assets             (30,389)    (34,325)
   Decrease in accounts payable and accrued expenses       (176,101)   (205,724)
   Increase in unearned revenue                              13,690      28,583
   Increase / (decrease) in other current liabilities        28,369      (7,234)
   Increase / (decrease) in interest and income taxes
     currently payable                                       32,025      19,916
   Increase in deferred income taxes                            709         658
   Net change in other assets and liabilities               (11,669)    (10,416)
---------------------------------------------------       ---------    ---------
Cash provided by / (used for) operating activities          128,363     (16,261)
---------------------------------------------------       ---------    ---------
Investing activities
-------------------------
   Investment in prepublication costs                       (37,190)    (35,845)
   Purchases of property and equipment                      (19,862)    (16,377)
   Acquisition of businesses and equity interests          (107,794)         -
   Disposition of property, equipment and businesses         10,587     139,150
---------------------------------------------------       ---------    ---------
   Cash (used for) / provided by investing activities      (154,259)     86,928
---------------------------------------------------       ---------    ---------
   Financing activities
---------------------------------------------------
   Additions to / (repayments of) short-term debt - net      75,688      53,414
   Dividends paid to shareholders                           (47,565)    (45,648)
   Repurchase of treasury shares                             (5,451)    (78,611)
   Exercise of stock options                                 25,045       2,115
   Other                                                       (100)       (888)
---------------------------------------------------       ---------    ---------
Cash provided by financing activities                        47,617     (69,618)
---------------------------------------------------       ---------    ---------
Effect of exchange rate fluctuations on cash                 (2,169)       (726)
                                                          ---------    ---------
Net change in cash and equivalents                           19,552         323

Cash and equivalents at beginning of period                   3,171       6,489
---------------------------------------------------       ---------    ---------
Cash and equivalents at end of period                       $22,723      $6,812
                                                          =========    =========

                         The McGraw-Hill Companies, Inc.
                         -------------------------------

                          Notes to Financial Statements
                          -----------------------------

1. The financial information in this report has not been audited, but in the opinion of management all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly such information have been included. The operating results for the three months ended March 31, 2001 and 2000 are not necessarily indicative of results to be expected for the full year due to the seasonal nature of some of the company's businesses. The financial statements included herein should be read in conjunction with the financial statements and notes included in the company's Annual Report on Form 10-K for the year ended December 31, 2000.

   Certain prior year amounts have been reclassified for comparability purposes.

2. The following table is a reconciliation of the company's net income to comprehensive income for the three month period ended March 31:

                                                   2001             2000
                                                -----------    -----------
                                                     (in thousands, except
                                                      per-share data)
   Net income / (loss)                              $ 20,391      $ (24,727)

   Other comprehensive income, net of tax:
   Foreign currency translation adjustments          (18,932)          (111)
                                                 -----------     -----------
   Total other comprehensive income                  (18,932)          (111)
                                                 -----------     -----------
   Comprehensive income                              $ 1,459       $(24,838)
                                                 ===========     ===========

3. The company has three reportable segments: McGraw-Hill Education, Financial Services, and Information and Media Services. McGraw-Hill Education provides educational and reference materials for all levels, from pre-school to lifelong learning, for students and professionals. The financial services segment consists of Standard & Poor's operations, which provide a wide range of financial information, credit ratings and analysis globally. The information and media services segment includes business and professional media offering information, insight and analysis.


                         The McGraw-Hill Companies, Inc.
                         -------------------------------
                          Notes to Financial Statements
                          -----------------------------

   Operating  profit by segment is the primary  basis for the chief  operating decision maker of the company, the CEO Council, to evaluate the performance of each segment. A summary of operating results by segment for the three months ended March 31, 2001 and 2000 follows:
                                            2001                  2000
                                    -------------------  --------------------
                                          Operating            Operating
                                     Revenue    Profit    Revenue     Profit
                                    --------  ---------  ---------   ---------
                                                (in thousands)
   McGraw-Hill Education             $307,758   $(57,831)  $236,362  $(38,396)
   Financial Services                 345,181    106,608    304,688    87,980
   Information and Media Services     193,458     13,672    243,164    49,106
   --------------------------------  --------   --------   --------  --------
   Total operating segments           846,397     62,449    784,214    98,690
   General corporate expense              -      (12,413)      -      (18,784)
   Interest expense - net                 -      (16,880)      -       (9,345)
   --------------------------------  ---------  ---------  --------   --------
   Total company                     $ 846,397  $ 33,156*  $784,214   $70,561*
                                     =========  =========  ========   ========

*Income before taxes on income and cumulative adjustment.

4. The allowance for doubtful accounts and sales returns, the components of inventory and the accumulated amortization of prepublication costs were as follows:
                                            March 31,    Dec. 31,    March 31,
                                              2001         2000        2000
                                           ----------  ----------    ----------
                                                       (In thousands)

   Allowance for doubtful accounts           $136,391     $ 137,741     $127,131
                                           ==========   ===========   ==========
   Allowance for sales returns               $101,036     $ 118,522     $ 87,677
                                           ==========   ===========   ==========
   Inventories:
   Finished goods                            $365,969     $ 324,852     $282,694
   Work-in-process                             23,598        24,231       29,758
   Paper and other materials                   46,199        39,864       32,496
                                           ----------   -----------   ----------
   Total inventories                         $435,766     $ 388,947     $344,948
                                           ==========   ===========   ==========
   Accumulated amortization of
     prepublication costs                    $697,643     $ 757,034     $540,096
                                           ==========   ===========   ==========

5. A subsidiary of J.J. Kenny Co. acts as an undisclosed agent in the purchase and sale of municipal securities for broker-dealers and dealer banks and the company had $222.4 million of matched purchase and sale commitments atMarch 31, 2001. Only those transactions not closed at the settlement date are reflected in the balance sheet as receivables and payables.

                          The McGraw-Hill Companies, Inc.
                         -------------------------------
                          Notes to Financial Statements
                          -----------------------------

6.    A summary of long-term debt follows:
                                             March 31,    Dec. 31,     March 31,
                                               2001         2000         2000
                                            ----------  ----------    ----------
                                                       (In thousands)
   9.43% Notes due 2000                     $    -       $     -        $ 95,043
   Commercial paper supported by
      Bank revolving credit agreement         874,560       815,600      350,000
   Other                                        1,759         1,929        3,175
                                           ----------    ----------   ----------
   Total long-term debt                       876,319       817,529      448,218
   Less: Current portion of long-term debt       -              -       (95,043)
                                           ----------    ----------   ----------
                                             $876,319      $817,529     $353,175
                                           ==========    ==========   ==========

7. Common shares reserved for issuance for conversions and stock based awards were as follows:
                                            March 31,     Dec. 31,     March 31,
                                              2001          2000         2000
                                           ----------    ----------   ----------
   $1.20 convertible preference stock
      at the rate of 13.2 shares for each
      share of preference stock                17,846        17,846       17,846
   Stock based awards                      22,617,323    23,474,142   15,554,930
                                           ----------    ----------   ----------
                                           22,635,169    23,491,988   15,572,776
                                           ==========    ==========   ==========

8. Cash dividends per share declared during the three months ended March 31,
   2001 and 2000 were as follows:
                                     2001     2000
                                    ----     ----
   Common stock                     $.245    $.235
   Preference stock                  .300     .300

9. A reconciliation of the number of shares used for calculating basic earnings per common share and diluted earnings per common share for the three months ended March 31, 2001 and 2000 follows:
                                                           2001          2000
                                                          ----------  ----------
                                                              (In thousands)
   Average number of common shares outstanding               193,957     194,391
   Effect of stock options and other dilutive securities       2,006       1,713
                                                          ----------  ----------
   Average number of common shares outstanding including
     effect of dilutive securities                           195,963     196,104
                                                          ==========  ==========

   Restricted performance shares outstanding at March 31, 2001 of 451,000 were not included in the computation of diluted earnings per common shares because the necessary vesting conditions have not yet been met.

10.The company adopted Staff Accounting Bulletin No. 101 (SAB 101), Revenue
   Recognition in Financial Statements, effective January 1, 2000. In consideration of the views expressed in SAB 101, the company modified its revenue recognition policies for various service contracts. Under SAB 101, the company recognizes revenue relating to agreements where it provides more than one service based upon the fair value to the customer rather than recognizing revenue based on the level of service effort to fulfill such contracts. The cumulative impact of the accounting change at January 1, 2000 was $68.1 million, net of tax of $46.7 million. The total amount of this cumulative adjustment that was recognized during the quarter ended March 31, 2001 is $0.4 million.

   In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The new standard was effective January 1, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities, requiring companies to recognize all derivatives as either assets or liabilities on their balance sheet and measuring them at fair value. The adoption of SFAS No. 133 had no material impact on the company's financial statements.

Item 2. Management's Discussion and Analysis of Operating Results and
------- -------------------------------------------------------------
                               Financial Condition
                               -------------------
Operating Results - Comparing Three Months Ended March 31, 2001 and 2000
------------------------------------------------------------------------
Consolidated Review
-------------------

The Segment Review that follows is incorporated herein by reference.

Operating revenue for the first quarter grew 7.9% over prior year's first quarter to $846.4 million. The revenue increase reflects the strong start in education and the solid performance of Standard & Poor's Credit Market Services, offset somewhat by declines in advertising revenue. Net income was $20.4 million, an increase of $45.1 million. In January 2001, the Company purchased Mayfield Publishing and the results of this operation are reflected in the McGraw-Hill Education segment. Net income also includes $6.9 million related to a gain on the sale of real estate, 2 cents diluted earnings per share, and is recorded in other income. The first quarter also reflects the results of the Tribune Education Company and Landoll, Inc. ("Tribune Education") acquisition, which occurred in September 2000. Their operating results are reflected in the McGraw-Hill Education segment. In February 2000, Tower Group International was divested and an after-tax gain of $10.2 million, or 5 cents per diluted share, was recorded. In January 2000, the Company adopted Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements, and recognized a cumulative adjustment of $68.1 million, net of tax, or 35 cents per diluted share.

The first quarter represents the Company's smallest quarter due to the seasonal aspect of the Company's educational publishing operations.

Total expenses in 2001 increased 10.8% due to new and acquired products and services in addition to increases in normal recurring expenses.

Net interest expenses increased 80.6% to $16.9 million from $9.3 million in the first quarter of 2000. The primary reason for the increase is higher debt levels due to acquisitions, primarily Tribune Education. The average interest rate on commercial paper borrowing increased from 5.9% in 2000 to 6.2% in 2001.

The provision for taxes as a percent of income before taxes is 38.5%, the same as that in 2000.

Segment Review
--------------

McGraw-Hill Education's revenue increased 30.2% over the prior year's first quarter to $307.8 million. The segment's operating results include the results from Tribune Education and Mayfield Publishing, acquired in September 2000 and January 2001, respectively.

SRA/McGraw-Hill suffered from comparison to 2000, where California had significant purchases. The Wright Group/McGraw-Hill was added as a sixth division of the School Education group in 2001, and is a publisher of innovative supplementary products for the early childhood, elementary and remedial markets. Macmillan/McGraw-Hill continues to perform well with its social studies program. Glencoe/McGraw-Hill benefited from buying by North Carolina. CTB/McGraw-Hill had an excellent quarter with its TerraNova program. The Higher Education Group had a solid start on front list sales. Revenue increased at the Professional Book operation in part from the introduction of the 15th edition of Harrison's Principles of InternalMedicine. International Publishing grew revenue on the performance of the Asia-Pacific,Latin America, Europe, and Ibero groups. The operating loss for the McGraw-Hill Education segment increased $19.4 million to $57.8 million, reflecting the impact of the segment's seasonal operating loss for spending in preparation of its selling period, and the impact of the acquisitions.

Financial Services' revenue increased 13.3% to $345.2 million and operating profit increased 21.2% to $106.6 million over 2000 first quarter results. Standard & Poor's Credit Market Services revenue and operating profit experienced double digit increases as new issue dollar volume in the U.S. bond market increased 19.2% and European bond insurance increased 19.4%. Strong growth in Structured Finance, Corporate Finance and Financial Services, as well as solid growth in Public Finance, contributed to the results. International revenue and revenue from non-traditional products grew at significantly faster rates than the domestic traditional business. Standard & Poor's Information Services showed revenue increase from retail markets, index services, and S&P Compustat. Internet redistribution services continued to benefit from the strong sales of quote feeds and analytical commentary to financial websites and redistributors. Operating profit declined due to investment in web facilities and services, and continued investment in managed funds. Softness in the secondary municipal bond market and foreign exchange markets also negatively impacted operating profit.

Information and Media Services' revenue decreased $49.7 million, or 20.4%, to $193.5 million from 2000 first quarter results. Operating profit decreased $35.4 million, or 72.2%, over 2000 first quarter to $13.7 million. Included in 2000 revenue was $18.6 million from Tower Group International, which negatively impacted the year to year growth comparison by 6.6%. Included in the operating profit for the segment for 2000 was the gain on the sale of Tower Group International representing $16.6 million ($10.2 million after tax, or 5 cents per diluted share). The divestiture of Tower Group International negatively impacted the year to year growth in operating profit by 13.2%. A slowdown in the advertising market negatively impacted both the Business-to-Business Group and Broadcasting.

At Business Week, advertising pages in the first quarter were off 30.1% according to the Publishers Information Bureau. Aviation Week was impacted by the soft advertising market and the absence of the Singapore airshow. The Construction Information Group declined due to investment in electronic products, softness in advertising, and timing at Sweet's. Platts produced solid gains in the first quarter as volatility in the petroleum market increased the demand for information. The Healthcare Information Group showed declines due to reduced advertising spending.

Broadcasting had a difficult comparison to 2000 first quarter, due to the lack of political advertising and the Super Bowl in 2001. National time sales were down substantially, as well.

Financial Condition
-------------------

The Company continues to maintain a strong financial position. Cash provided by operating activities in the first quarter totaled $128.4 million compared to a use of $16.3 million a year ago. The change in cash provided by operating activities primarily relates to a decrease in accounts receivable. Total debt increased $75 million since year end, reflecting acquisition activity, seasonal spending on inventory and prepublication costs, and dividend payments, somewhat offset by tax refunds. The Company's strong presence in school and higher education significantly impacts the seasonality of its earnings and borrowing patterns during the year, with the Company borrowing during the first half of the year and generating cash in the second half of the year, primarily in the fourth quarter.

Commercial paper borrowings at March 31, 2001 totaled $1.093 billion, an increase of $74 million from December 31, 2000. The commercial paper borrowings are supported by two revolving credit agreements, each with the same 11 domestic and international banks, consisting of a $625 million, five-year revolving credit facility and a $625 million, 364-day revolving credit facility. At March 31, 2001, there were no borrowings under either facility. 80%, or $874.6 million, of the commercial paper borrowings outstanding are classified as long-term.

Under a shelf registration that became effective with the Securities and Exchange Commission in 1990, the Company can issue an additional $250 million of debt securities. The new debt could be used to replace a portion of the commercial paper borrowings with longer-term securities when and if interest rates are attractive and markets are favorable.

Gross accounts receivable of $1.1 billion decreased $247.9 million from the end of 2000 primarily from the impact of the seasonality of the educational publishing business. Inventories increased $46.8 million from the end of 2000 to $435.8 million as the Company prepares itself for the school and higher education publishing selling season later this year and because of the Mayfield Publishing acquisition.

Net prepublication costs increased $12.7 million from the end of 2000 to $530.8 million due to spending for school, higher education, children's and professional publishing titles. Prepublication cost spending in the first quarter totaled $37.2 million, an increase of $1.4 million over last year's first quarter spending. Spending is expected to increase over the remainder of the year. Purchases of property and equipment were $19.9 million, $3.5 million higher than the prior year. Spending is expected to increase over the remainder of the year as a result of the Tribune Education and Mayfield acquisitions.

The Board of Directors approved a 4.3% increase in the quarterly common stock dividend to $0.245 per share. In 1999, the Board of Directors authorized a stock repurchase program of up to 15 million shares. The repurchased shares will be used for general corporate purpose, including the issuance of shares for the exercise of employee stock options. Purchases under this program may be made from time to time on the open market and in private transactions depending on market conditions. Approximately 6.4 million shares have been repurchased under this program.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
------   -----------------------------------------------------------
          The Company has no material changes to the disclosure made on this matter in the Company's report on Form 10-K for the year ended December 31, 2000.

                                          Part II
                                     Other Information

Item 1.  Legal Proceedings
------   -----------------
While the Registrant and its subsidiaries are defendants in numerous legal proceedings in the United States and abroad, neither the Registrant nor its subsidiaries are a party to, nor are any of their properties subject to, any known material pending legal proceedings which Registrant believes will result in a material adverse effect on its financial statements or business operations.


Item 6.  Exhibits and Reports on Form 8-K                      Page Number
------   --------------------------------                      -----------

         (a) Exhibits

        (12) Computation of ratio of earnings to fixed charges      16

         (b) Reports on Form 8-K
             No reports were filed during the period covered by this report

                                   Signatures
                                   ----------

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                       The McGraw-Hill Companies, Inc.
                                       -------------------------------






Date:                                  By              /s/
      --------------------                --------------------------------
                                                  Robert J. Bahash
                                              Executive Vice President
                                             and Chief Financial Officer






Date:                                  By             /s/
      --------------------                -------------------------------
                                                Kenneth M. Vittor
                                             Executive Vice President
                                                and General Counsel





Date:                                  By            /s/
      --------------------                --------------------------------
                                                  Talia M. Griep
                                               Senior Vice President
                                               and Corporate Controller

                                                                    Exhibit (12)
                         The McGraw-Hill Companies, Inc.
                         -------------------------------

                Computation of Ratio of Earnings to Fixed Charges
                -------------------------------------------------

                          Periods Ended March 31, 2001
                          ----------------------------


                                                Three         Twelve
                                                Months        Months
                                               ---------    ---------
                                                   (In thousands)

Earnings
    Earnings from continuing operations
      Before income taxes expense (Note)       $  30,686    $ 719,873
    Fixed charges                                 27,842      100,932
                                               ---------    ---------
Total Earnings                                 $  58,528    $ 820,805
                                               =========    =========
Fixed Charges (Note)
    Interest                                   $  17,816    $  64,129
    Portion of rental payments deemed to be
      interest                                    10,026       36,803
                                               ---------    ---------
       Total Fixed  Charges                    $  27,842    $ 100,932
                                               =========    =========
Ratio of Earnings to Fixed Charges                   2.1x         8.1x

(Note) For purposes of computing the ratio of earnings to fixed charges, "earnings from continuing operations before income taxes expense" excludes undistributed equity in income of less than 50%-owned companies. "Fixed charges" consist of (1) interest on debt, and (2) the portion of the company's rental expense deemed representative of the interest factor in rental expense.

         Earnings from continuing operations before income taxes for the three month and twelve month period ended March 31, 2001 includes a $6.9 million pre-tax gain on the sale of real estate.