Form 10-Q
period 2001-06-30
MCGRAW-HILL COMPANIES INC
filed 2001-07-26
CIK 64040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


          [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                       SECURITIES AND EXCHANGE COMMISSION
                                       OR
                       For the Transition Period From        to
                                                     -------- --------

                          Commission File Number 1-1023

                        THE MCGRAW-HILL COMPANIES, INC.
-----------------------------------------------------------------------------
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

                        YES  [X]         NO  [ ]

On July 16, 2001 there were approximately 194.7 million shares of common stock (par value $1.00 per share) outstanding.

                              The McGraw-Hill Companies, Inc.
                              -------------------------------
                                     TABLE OF CONTENTS
                                     -----------------


                                                                  Page Number
                                                                  -----------
PART I.  FINANCIAL INFORMATION
------------------------------

   Item 1.  Financial Statements
   -------
             Consolidated Statement of Income for
             the three and six month periods ended
             June 30, 2001 and 2000                                     3

             Consolidated Balance Sheets at June 30, 2001,
             December 31, 2000 and June 30, 2000                       4-5

             Consolidated Statement of Cash Flows for the six           6
             months ended June 30, 2001 and 2000

             Notes to Consolidated Financial Statements               7-11

   Item 2.  Management's Discussion and Analysis of Operating
   ------   Results and Financial Condition                          12-17

   Item 3.  Quantitative and Qualitative Disclosures
   ------   About Market Risk                                          17


Part II.  OTHER INFORMATION
---------------------------

   Item 1.  Legal Proceedings                                          18
   ------

   Item 4.  Submission of Matters to a Vote of Security Holders        18
   ------

   Item 6.  Exhibits and Reports on Form 8-K                         19-21
   ------

                                            Part I

                                     Financial Information
Item 1.  Financial Statements
         ---------------------

                               The McGraw-Hill Companies, Inc.
                                -------------------------------
                               Consolidated Statement of Income
                               --------------------------------
                             Periods Ended June 30, 2001 and 2000
                             ------------------------------------
                                  Three Months                 Six Months
                             --------------------         -------------------
                               2001         2000           2001         2000
                             -------     --------         -------     -------
                                     (in thousands, except per-share data)

Operating revenue           $ 1,149,470  $ 1,015,924   $ 1,995,867   $ 1,800,138
Expenses:
 Operating                      481,819      423,667       894,281       802,309
 Selling and general            382,132      329,387       703,702       620,895
 Depreciation & amortization    105,393       86,035       179,746       145,232
                             ----------  -----------   -----------   -----------
      Total expenses            969,344      839,089     1,777,729     1,568,436

Other income - net                9,924        8,113        21,948        33,152
                             ----------  -----------   -----------   -----------
Income from operations          190,050      184,948       240,086       264,854

Interest expense - net           16,021       11,238        32,901        20,583
                             ----------  -----------   -----------   -----------
Income before taxes on
  income                        174,029      173,710       207,185       244,271

Provision for taxes on
  income                         54,032       66,878        66,797        94,044
                             ----------  -----------   -----------   -----------
Income before cumulative
  adjustment                    119,997      106,832       140,388       150,227

Cumulative change in accounting,
   net of tax (Note 10)              -             -             -      (68,122)
                              ---------   ----------   -----------   -----------
Net income / (loss)           $ 119,997    $ 106,832     $ 140,388      $ 82,105
                              =========  ===========   ===========   ===========
Earnings per common share:
   Basic
     Income before cumulative
       adjustment             $    0.62    $    0.55     $    0.72      $   0.77
     Net income               $    0.62    $    0.55     $    0.72      $   0.42

   Diluted
     Income before cumulative
       adjustment             $   0.61     $    0.55     $    0.71      $   0.77
     Net income               $   0.61     $    0.55     $    0.71      $   0.42

Average number of common
 shares outstanding:  (Note 9)
   Basic                       194,571       193,705       194,433       194,227
   Diluted                     196,962       195,440       196,632       195,952



                         The McGraw-Hill Companies, Inc.
                        -------------------------------
                           Consolidated Balance Sheet
                           --------------------------

                                            June 30,      Dec. 31,     June 30,
                                              2001          2000         2000
                                           ----------   -----------   ----------
                                                       (in thousands)
ASSETS

Current assets:
   Cash and equivalents                      $ 11,428       $ 3,171      $ 8,726
   Accounts receivable (net of allowance
     for doubtful accounts and sales
     returns)  (Note 4)                     1,094,172     1,095,118      964,263
   Inventories (Note 4)                       484,574       388,947      396,782
   Deferred income taxes                      196,394       192,789      149,481
   Prepaid and other current assets (Note 5)  132,971       121,665      101,817
                                           ----------    ----------   ----------
       Total current assets                 1,919,539     1,801,690    1,621,069
                                           ----------    ----------   ----------

Prepublication costs (net of accumulated
       amortization) (Note 4)                 547,311       518,031      472,762

Investments and other assets:
   Investment in Rock-McGraw, Inc. - at
     equity                                   100,802        95,862       90,540
   Prepaid pension expense                    185,648       159,598      136,245
   Other                                      242,950       226,910      196,495
                                           ----------    ----------   ----------
      Total investments and other assets      529,400       482,370      423,280
                                           ----------    ----------   ----------

Property and equipment - at cost            1,034,443     1,046,369      953,739
   Less - accumulated depreciation            614,367       614,464      548,773
                                           ----------    ----------   ----------
       Net property and equipment             420,076       431,905      404,966

Goodwill and other intangible assets - at
   cost (net of accumulated amortization)   1,742,565     1,697,448    1,196,238
                                           ----------    ----------   ----------
      Total Assets                         $5,158,891    $4,931,444   $4,118,315
                                           ==========    ==========   ==========




                        The McGraw-Hill Companies, Inc.
                         -------------------------------
                           Consolidated Balance Sheet
                           --------------------------

                                             June 30,      Dec. 31,    June 30,
                                               2001          2000        2000
                                          ----------    -----------  -----------
                                                      (in thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Notes payable                              $283,529     $227,848    $246,158
   Current portion of long-term debt                 -        -          95,043
   Accounts payable                            303,259      313,286     258,462
   Accrued liabilities                         248,594      358,274     223,515
   Income taxes currently payable              107,183       55,388      81,454
   Unearned revenue                            494,916      475,559     452,705
   Other current liabilities (Note 5)          345,048      350,430     327,114
                                             ----------   ----------  ----------
       Total current liabilities             1,782,529    1,780,785   1,684,451
                                             ----------   ----------  ----------
Other liabilities:
   Long-term debt (Note 6)                   1,012,774      817,529     353,117
   Deferred income taxes                       169,872      163,231     123,142
   Accrued postretirement healthcare and
     other benefits                            175,443      178,525     185,700
   Other non-current liabilities               233,053      230,330     203,882
                                            ----------   ----------  ----------
      Total other liabilities                1,591,142    1,389,615     865,841
                                            ----------   ----------  ----------
      Total liabilities                      3,373,671    3,170,400   2,550,292
                                            ----------   ----------  ----------
Shareholders' equity (Notes 7 & 8):
   Capital stock                               205,852      205,852     205,852
   Additional paid-in capital                   64,897       44,176      37,587
   Retained income                           2,150,288    2,105,145   1,874,700
   Accumulated other comprehensive income     (127,793)    (110,358)   (105,504)
                                            ----------   ----------  ----------
                                             2,293,244    2,244,815   2,012,635

  Less - common stock in treasury-at cost      477,707      470,903     425,667
   Unearned compensation on restricted stock    30,317       12,868      18,945
                                            ----------   ----------  ----------
      Total shareholders' equity             1,785,220    1,761,044   1,568,023
                                            ----------   ----------  ----------
      Total liabilities & shareholders'
        equity                              $5,158,891   $4,931,444  $4,118,315
                                            ==========   ==========  ==========

                         The McGraw-Hill Companies, Inc.
                         -------------------------------
                      Consolidated Statement of Cash Flows
                      ------------------------------------
                For The Six Months Ended June 30, 2001 and 2000
               --------------------------------------------------
                                                          2001          2000
                                                       ----------  -----------
                                                            (in thousands)

Cash flows from operating activities
---------------------------------------------------
Net income                                               $ 140,388     $ 82,105
Cumulative change in accounting principle                        -       68,122
Adjustments to reconcile net income to
    cash provided by operating activities:
   Depreciation                                              45,380      43,741
   Amortization of goodwill and intangibles                  44,686      28,861
   Amortization of prepublication costs                      89,680      72,730
   Provision for losses on accounts receivable               25,909      21,065
   Gain on sale of Tower                                          -     (16,587)
   Gain on sale of Real Estate                               (6,925)          -
   Other                                                     (5,756)     (4,112)
Changes in assets and liabilities net of effect of
    acquisitions and dispositions:
   Increase in accounts receivable                          (19,450)    (47,475)
   Increase in inventories                                  (84,774)   (111,605)
   Increase in prepaid and other current assets             (11,038)    (14,112)
   Decrease in accounts payable and accrued expenses       (127,729)   (168,057)
   Increase in unearned revenue                              15,352      28,729
   Increase in other current liabilities                     10,631      12,913
   Increase in interest and income taxes
    currently payable                                        68,341      17,977
   Decrease in deferred income taxes                            369         463
   Net change in other assets and liabilities               (16,076)     (7,217)
---------------------------------------------------       ---------    ---------
Cash provided by operating activities                       168,988       7,541
---------------------------------------------------       ---------    ---------
Investing activities
---------------------------------------------------
   Investment in prepublication costs                      (115,608)   (104,469)
   Purchases of property and equipment                      (41,083)    (34,625)
   Acquisition of businesses                               (146,265)          -
   Disposition of businesses, property and equipment         17,324     139,150
---------------------------------------------------       ---------    ---------
   Cash (used for)/provided by investing activities        (285,632)         56
---------------------------------------------------        ---------   ---------
   Financing activities
---------------------------------------------------
   Net additions of commercial paper and other
    short-term debt                                         251,222     160,677
   Dividends paid to shareholders                           (95,245)    (91,218)
   Exercise of stock options                                 47,216      12,403
   Repurchase of treasury shares                            (75,455)    (84,250)
   Other                                                       (165)       (994)
---------------------------------------------------        ---------   ---------
Cash provided by/(used for)financing activities              127,573     (3,382)
---------------------------------------------------        ---------   ---------
Effect of exchange rate fluctuations on cash                 (2,672)     (1,978)
                                                           ---------   ---------
Net change in cash and equivalents                            8,257       2,237
Cash and equivalents at beginning of period                   3,171       6,489
---------------------------------------------------        ---------   ---------
Cash and equivalents at end of period                      $ 11,428      $8,726
                                                           =========   =========

                         The McGraw-Hill Companies, Inc.
                         ------------------------------
                          Notes to Financial Statements
                          -----------------------------

1. The financial information in this report has not been audited, but in the opinion of management all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly such information have been included. The operating results for the three and six month periods ended June 30, 2001 and 2000 are not necessarily indicative of results to be expected for the full year due to the seasonal nature of some of the company's businesses. The financial statements included herein should be read in conjunction with the financial statements and notes included in the company's Annual Report on Form 10-K for the year ended December 31, 2000.

    Certain prior year amounts have been reclassified for comparability purposes.

2. The following table is a reconciliation of the company's net income to comprehensive income for the three month and six month periods ended June 30:

                                       Three Months              Six Months
                                 ----------------------   ----------------------
                                    2001         2000       2001          2000
                                 ---------   ----------   ---------   ---------
                                                   (in thousands)
Net income                       $ 119,997   $ 106,832    $ 140,388     $82,105

Other comprehensive income,
  net of tax:  Foreign currency
  translation adjustment             1,497     (17,662)     (17,435)    (17,773)
                                 ---------   ---------    ---------   ---------
Comprehensive income             $ 121,494     $89,170    $ 122,953     $64,332
                                 =========   =========    =========   =========

3.   The company has three reportable segments: McGraw-Hill Education, Financial
     Services, and  Information  and  Media  Services.   McGraw-Hill  Education
     provides educational and reference materials for all levels, from preschool to lifelong learning, for students and professionals. The Financial Services segment consists of Standard & Poor's operations, which provide a wide range of financial information, credit ratings and analysis globally.
     The  Information  and  Media  Services segment   includes   business  and
     professional media offering information, insight and analysis.


                         The McGraw-Hill Companies, Inc.
                         -------------------------------
                         Notes to Financial Statements
                          -----------------------------

     Operating  profit by  segment  is the  primary  basis  for the  chief operating decision-maker of the company, the CEO Council, to evaluate the performance of each  segment.  A summary of operating  results by segment for the three months and six months ended June 30, 2001 and 2000 follows:
                                          2001                      2000
                                ----------------------    ----------------------
                                            Operating                 Operating
                                Revenue       Profit       Revenue       Profit
                                ---------   ----------    ---------    ---------
                                                  (in thousands)

Three Months
------------
McGraw-Hill Education           $  566,150  $  67,990      $  447,734 $   51,126
Financial Services                 365,781    110,051         315,924     96,200
Information and Media Services     217,539     33,073         252,266     58,779
------------------------------  ----------   --------      ----------  ---------
Total operating segments         1,149,470    211,114       1,015,924    206,105
General corporate expense                -    (21,064)             -    (21,157)
Interest expense - net                   -    (16,021)             -    (11,238)
------------------------------  ----------   ---------     ----------  ---------
Total company                   $1,149,470  $ 174,029*     $1,015,924 $ 173,710*
                                ==========   =========     ==========  =========

*Income before taxes on income.

                                         2001                      2000
                                ----------------------    ----------------------
                                             Operating                Operating
                                 Revenue       Profit     Revenue       Profit
                                ---------    ----------  ---------     ---------
                                               (in thousands)
Six Months
----------
McGraw-Hill Education           $  873,908    $ 10,160   $  684,096   $   12,730
Financial Services                 710,962     216,659      620,612      184,180
Information and Media Services     410,997      46,744      495,430      107,886
------------------------------  ----------  ----------   ----------    ---------
Total operating segments         1,995,867     273,563    1,800,138      304,796
General corporate expense               -      (33,477)           -     (39,942)
Interest expense - net                  -      (32,901)           -     (20,583)
------------------------------  ----------  ----------   ----------   ----------
Total company                   $1,995,867    $207,185*  $1,800,138   $ 244,271*
                                ==========   ==========  ==========   ==========
*Income before taxes on income.



                        The McGraw-Hill Companies, Inc.
                        -------------------------------
                         Notes to Financial Statements
                         -----------------------------


4. The allowance for doubtful accounts and sales returns, the components of inventory and the accumulated amortization of prepublication costs were as follows:

                                            June 30,     Dec. 31,      June 30,
                                              2001         2000          2000
                                           ----------  ----------   ----------
                                                       (in thousands)

   Allowance for doubtful accounts           $111,795     $137,741  $  123,979
                                           ==========   ==========  ==========
   Allowance for sales returns               $ 87,009     $118,522  $   67,813
                                           ==========   ==========  ==========
   Inventories:
     Finished goods                          $404,394     $324,852  $  326,928
     Work-in-process                           37,709       24,231      35,895
     Paper and other materials                 42,471       39,864      33,959
                                           ----------   ----------  ----------
   Total inventories                         $484,574     $388,947  $  396,782
                                           ==========   ==========  ==========
   Accumulated amortization of
     prepublication costs                    $757,733     $757,034  $  585,734
                                           ==========   ==========  ==========

5. A subsidiary of J.J. Kenny Co. acts as an undisclosed agent in the purchase and sale of municipal securities for broker-dealers and dealer banks and the company had $207.6 million of matched purchase and sale commitments at June 30, 2001. Only those transactions not closed at the settlement date are reflected in the balance sheet as receivables and payables.


6.   A summary of long-term debt follows:
                                           June 30,      Dec. 31,      June 30,
                                             2001          2000          2000
                                         ----------    ----------    ----------
                                                         (in thousands)

   9.43% Notes due 2000                        $   -          $  -      $ 95,043
   Commercial paper supported by
      bank revolving credit agreement        871,200       815,600       350,000
   Extendible Commercial Notes               140,000             -             -
   Other                                       1,574         1,929         3,117
                                         -----------    ----------    ----------
   Total long-term debt                  $ 1,012,774      $817,529      $448,160

   Less: current portion of long-term debt       -             -        (95,043)
                                         -----------    ----------    ----------
                                         $ 1,012,774      $817,529      $353,117
                                         ===========    ==========    ==========

                         The McGraw-Hill Companies, Inc.
                         -------------------------------
                          Notes to Financial Statements
                          -----------------------------

Extendible Commercial Notes (ECNs) replicate commercial paper, except that the company has an option to extend the note beyond its initial redemption date to a maximum final maturity of 390 days. However, if exercised, such an extension is at a higher reset rate, which is at a predetermined spread over LIBOR, and is related to the company's commercial paper rating at the time of extension. As a result of the extension option, no backup facilities for these borrowings are required. Like commercial paper, ECNs have no financial covenants.


7.   Common shares  reserved for issuance for conversions and stock based awards were as follows:
                                             June 30,      Dec. 31,     June 30,
                                               2001          2000         2000
                                           ----------   ----------    ----------
     $1.20 convertible preference stock
        at the rate of 13.2 shares for each
        share of preference stock              17,530        17,846       17,846

     Stock based awards                    21,654,441    23,474,142   24,568,829
                                          ----------    ----------   ----------
                                           21,671,971    23,491,988   24,586,675
                                           ==========    ==========   ==========

8.   Cash dividends per share declared during the periods were as follows:
                                   Three Months             Six Months
                                   ------------            ------------
                                   2001    2000            2001     2000
                                   ----    ----            ----     ----

     Common stock                  $.245  $.235           $.490    $.470
     Preference stock               .300   .300            .600     .600

9.   A  reconciliation  of the  number  of  shares  used for  calculating  basic earnings  per common  share and diluted  earnings  per common share for the three months and the six months ended June 30, 2001 and 2000 follows:
     Three month period                                       2001        2000
     ------------------                                  ----------   ----------
                                                          (thousands of shares)

     Average number of common shares outstanding            194,571      193,705

     Effect of stock options and other dilutive securities    2,391        1,735
                                                         ----------   ----------
                                                            196,962      195,440
                                                         ==========   ==========

   Six month period                                           2001        2000
   ----------------                                      ----------   ----------
                                                           (thousands of shares)

   Average number of common shares outstanding              194,433      194,227

   Effect of stock options and other dilutive securities      2,199        1,725
                                                         ----------   ----------
                                                            196,632      195,952
                                                         ==========   ==========

                         The McGraw-Hill Companies, Inc.
                         -------------------------------
                          Notes to Financial Statements
                          -----------------------------

Restricted performance shares outstanding at June 30, 2001 of 652,000 were not included in the computation of diluted earnings per common shares because the necessary vesting conditions have not yet been met.

10. In June 2001, the Financial Accounting Standards Board approved Financial Accounting Standard (FAS) No. 141, Business Combinations, and FAS No. 142, Goodwill and Other Intangible Assets. FAS No. 141 prohibits the use of the pooling-of-interest method of business combinations initiated after June 30, 2001. FAS No. 142 institutes new requirements for testing goodwill and indefinitely lived intangible assets for impairment instead of amortizing them. The effective date of this pronouncement is January 1, 2002.

     The company adopted Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements, effective January 1, 2000. In consideration of the views expressed in SAB 101, the company modified its revenue recognition policies for various service contracts. Under SAB 101, the company recognizes revenue relating to agreements where it provides more than one service based upon the fair value to the customer rather than recognizing revenue based on the level of service effort to fulfill such contracts. The cumulative impact of the accounting change at January 1, 2000 was $68.1 million, net of tax of $46.7 million. The total amount of this cumulative adjustment that was recognized for the period ended June 30, 2001 is $0.8 million.

     In June 1998, the FASB issued FAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The standard was effective January 1, 2001. FAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities, requiring companies to recognize all derivatives as either assets or liabilities on their balance sheet and measuring them at fair value. The adoption of FAS No. 133 had no material impact on the company's financial statement disclosures.

Item 2.   Management's Discussion and Analysis of Operating Results and
-------   -------------------------------------------------------------
                               Financial Condition
                               -------------------

Operating Results - Comparing Results Ended June 30, 2001 and 2000
------------------------------------------------------------------
Three Months
------------
Consolidated Review
-------------------
The Segment Review that follows is incorporated herein by reference.

Operating revenue for the quarter increased $133.5 million, or 13.1% over the prior year's quarter to $1.1 billion. This increase was due primarily to the strong performance of the McGraw-Hill Education segment, particularly the School Education Group, and the strong performance of Credit Market Services within the Financial Services segment, offset somewhat by a decline in advertising revenue at the Information and Media Services segment. Included in the results of the McGraw-Hill Education segment are the results for the acquisitions of Frank Schaffer Publications in late May 2001, Mayfield Publishing in January 2001 and the acquisitions of the Tribune Education Company and Landoll, Inc. ("Tribune Education") in September 2000. These acquisitions have been fully integrated into the McGraw-Hill Education segment. In early May, the Financial Services segment divested DRI, a provider of economic analysis and information.

Net income for the quarter increased $13.2 million, or 12.3% over the comparable quarter in the prior year. Diluted earnings per share for the quarter were 61 cents versus 55 cents in the prior year, a 10.9% increase. As part of a restructuring initiative, included in net income is the gain on the sale of DRI of $26.3 million after taxes (13 cents per diluted share, $8.8 million pretax). Also included in net income is $21.9 million after tax (11 cents per diluted share, $22.8 million pretax) for the write-down of selected assets, the shutdown of the Blue List and the contribution of Rational Investor to mPower.com within the Financial Services segment. Blue List was a municipal bond service for the secondary market. Rational Investor was exchanged for an equity position in the online investment advisory service for the retirement market.

Total expenses increased 15.5% due to normal recurring expenses and the introduction of new services and products.

Net interest expense increased $4.8 million, 42.6%, over the comparable quarter in the prior year, primarily due to increased debt levels resulting from acquisitions, principally Tribune Education. The average interest rate on commercial paper borrowing decreased from 6.6% in 2000 to 5.1% in 2001.

The provision for taxes as a percent of income before taxes was 31.0%, 7.5% less than the second quarter of 2000. The change in the effective tax rate is primarily the result of additional benefit from the DRI divestiture.

Segment Review
--------------

McGraw-Hill Education's revenue increased 26.4% over the prior year second quarter to $566.2 million. The segment's operating results include the results from Frank Schaffer Publications, Mayfield Publishing and Tribune Education, acquired in May 2001, January 2001 and September 2000, respectively.

SRA/McGraw-Hill performed well with its Open Court reading program in California, North Carolina and Florida. The Wright Group was added as of January 1, 2001 as a sixth division of the School Education Group, and is a publisher of innovative supplementary products for the early childhood, elementary and remedial markets. The Wright Group contributed positively to the growth of the segment.

Macmillan/McGraw-Hill was negatively impacted by slower than anticipate sales of its math program. Glencoe/McGraw-Hill benefited from buying by Texas and a strong open territory performance. CTB/McGraw-Hill had an excellent quarter with its TerraNova program and an increase in custom contracts. Children's Publishing/McGraw-Hill benefited from the acquisition of Frank Schaffer Publications in May 2001 but was negatively impacted by a weak environment, where deep discounting is a standard. The Higher Education Group had a solid start on all lines of business and its front and back list. The Professional
Book operation increased its revenue in a difficult economic environment. International Publishing increased revenue primarily due to the performance of Canada and Asia - Pacific. Shortfalls in Latin America and Ibero negatively impacted operating profit of the Group. The operating profit for the McGraw-Hill Education segment increased $16.9 million to $68.0 million, reflecting the strong performance of the School Education Group, the impact of acquisitions and the seasonal nature of the businesses.

Financial Services' revenue increased 15.8% to $365.8 million and operating profit increased 14.4% to $110.1 million over 2000 second quarter results. As part of a restructuring initiative, the divestiture of DRI negatively impacted the growth in revenue by 3.2%. Included in Financial Services' results is the gain on the sale of DRI, $8.8 million pretax, ($26.3 million after tax, 13 cents per diluted share). Also impacting Financial Services' results is the write-down of selected assets, the shutdown of the Blue List and the contribution of Rational Investor to mPower.com in exchange for an equity position in the online investment advisory service for the retirement market. The total charge for these items is $22.8 million pretax, ($21.9 million after tax, 11 cents per diluted share). Standard & Poor's Credit Market Services revenue and operating profit experienced strong double-digit increases as new issue dollar volume in the U.S. bond market increased 62.6% and European bond issuance increased 31.5%. Strong growth in Structured Finance, Financial Services, and Public Finance, as well as solid growth in Corporate Finance contributed to the results. Non-traditional products grew at a faster rate than the domestic traditional business. Standard & Poor's Information Services showed revenue increases from retail markets, index services, Compustat, fund data and fund ratings. New index futures contracts for the S&P Europe 350 and the S&P/TOPIX 150 for Japan were launched in June in Madrid and Tokyo, respectively. Operating profit declined due to investment in new products and softness in the foreign exchange markets.

Information and Media Services' revenue decreased $34.7 million, or 13.8%, to $217.5 million as compared to the 2000 second quarter results. Operating profit decreased $25.7 million, or 43.7%, from 2000 second quarter to $33.1 million. A slowdown in the advertising market negatively impacted both the Business-to-Business Group and Broadcasting. At BusinessWeek, advertising pages in the second quarter were off 38.3% with one additional issue, according to the Publishers Information Bureau. Aviation Week benefited from the Paris air show. The Construction Information Group benefited from growth at Sweet's and cost savings from sales force and editorial rationalization. Platts produced gains in the second quarter on strong subscription sales of oil information and increased demand for power information. The Healthcare Information Group showed declines due to reduced advertising spending. Broadcasting had a difficult comparison to 2000 second quarter due to the lack of political advertising. National and local time sales were down as well.

Six Months
----------
Consolidated Review
-------------------

The Segment Review that follows is incorporated herein by reference.

For the first six months of the year, revenue increased 10.9%, or $195.7 million, to $2.0 billion. The revenue increase reflects the strong start in education and the solid performance of Standard & Poor's Credit Market Services, offset somewhat by a decline in advertising revenue. Net income was $140.4 million, an increase of $58.3 million over the six month period ended June 30, 2000. In May 2001, the Company purchased Frank Schaffer Publications, and in January 2001 Mayfield Publishing. The results of these operations are reflected in the McGraw-Hill Education segment. As part of a restructuring initiative, in early May 2001, the Company divested DRI, which resulted in a $26.3 million after tax gain (13 cents per diluted share, $8.8 million pretax), recorded within the Financial Services segment. Also included in net income in the Financial Services segment is the write-down of certain assets, the shutdown of the Blue List and the contribution of Rational Investor to mPower.com in exchange for an equity position in the online investment advisory service for the retirement market. The total charge for these items was $21.9 million after tax (11 cents per diluted share, $22.8 million pretax). Net income also includes $6.9 million pretax, 2 cents per diluted share, related to a gain on the sale of real estate in the first quarter of 2001, which is recorded as other income on the consolidated statement of income. The six month period also reflects the results of the Tribune Education Company and Landoll, Inc. ("Tribune Education") acquisition, which occurred in September 2000, and is reflected in the McGraw-Hill Education segment. In February 2000, Tower Group International was divested, and an after-tax gain of $10.2 million, or 5 cents per diluted share, was recorded. In January 2000, the Company adopted Staff
Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements, and recognized a cumulative adjustment of $68.1 million, net of tax, or 35 cents per diluted share.

Total expenses increased 13.3% due to new and acquired products and services, in addition to increases in normal recurring expenses.

Net interest expense increased 59.8% to $32.9 million from $20.6 million in the first half of 2001. The primary reason for the increase is higher debt levels due to acquisitions, primarily Tribune Education. The average interest rate or commercial paper borrowing decreased from 6.1% in 2000 to 5.6% in 2001.

The provision for taxes as a percent of income before taxes was 32.2%, 6.3% less than the first six months of 2000. The change in the effective tax rate is primarily the result of the additional tax benefit from the DRI divestiture.

Segment Review
--------------

McGraw-Hill Education's revenue increased 27.7% to $873.9 million over the first six months of 2000. The segment's operating results include those of Frank Schaffer Publications, Mayfield Publishing, and Tribune Education, acquired in May 2001, January 2001, and September 2000, respectively.

SRA/McGraw-Hill   performed  well  with  its  Open  Court  reading   program  in
California, North Carolina, and Florida. The Wright Group was added as of January 1, 2001 as a sixth division of the School Education Group, and contributed positively to the growth of the Group. Macmillan/McGraw-Hill performed well with its social studies program, but was negatively impacted by slower than anticipated sales of its math program. Glencoe/McGraw-Hill benefited from buying in North Carolina, Texas and strong open territory performance. CTB/McGraw-Hill had an excellent six months with its TerraNova program. Children's Publishing/McGraw-Hill was negatively impacted by a weak environment where deep discounting is standard. The Higher Education Group had a solid start on both its front list and back list sales. The Professional Book operation grew in part from the introduction of the 15th edition of Harrison's Principles of Internal Medicine. International Publishing grew revenue on the performance of Canada, Europe, Ibero and Asia-Pacific. The shortfall in Latin America negatively impacted the Group. The operating profit for the segment decreased $2.6 million to $10.2 million reflecting the seasonal nature of the businesses, the strong performance of the School Education Group and the impact of acquisitions.

Financial Services' revenue increased $90.4 million to $711.0 million for the first six months as compared to the same period in 2000. As part of a restructuring initiative, the divestiture of DRI negatively impacted the revenue comparison by $9.8 million. Standard & Poor's Credit Market Services revenue and operating profit experienced double-digit increases as new issue dollar volume in the U.S. bond market increased 66.4% and European bond issuance increased 26.8%. Strong performances at Structured Finance, Financial Services, Public Finance and Corporate Finance contributed to the results. International and non-traditional product revenue grew at significantly faster rates than the domestic, traditional business. Standard & Poor's Information Services showed an increase in revenue from retail markets, index services, Compustat and Fund Services. Operating profit declined due to investment in web facilities and services, new products and investment in fund services. Softness in the foreign exchange markets also negatively impacted operating profit. Included in Financial Services' results is the gain on the sale of DRI for $8.8 million pretax ($26.3 million after tax, 13 cents per diluted share). Also impacting Financial Services' results is the write-down of selected assets, the shutdown of the Blue List and the contribution of Rational Investor to mPower.com in exchange for an equity position in the online investment advisory service for the retirement market. The total charge for these items was $22.8 million pretax ($21.9 million after tax, 11 cents per diluted share).

Information and Media Services' revenue decreased $84.4 million, or 17.0%, to $411.0 million for the first six months as compared to the same period in 2000. Operating profit decreased $61.1 million, or 56.7%, for the first six months as compared to the same period in 2000. Included in 2000 revenue was $18.7 million from Tower Group International, which negatively impacted the year to year growth comparison by 3.2%. Included in the operating profit for the segment for 2000 was the gain on the sale of Tower Group International representing $16.6 million ($10.2 million after tax, or 5 cents per diluted share). The divestiture of Tower Group International also negatively impacted operating profit by 7.2%. A slowdown in the advertising market negatively impacted both the Business-to-Business Group and Broadcasting.

At BusinessWeek, advertising pages in the first half of the year were off 33.0% with one additional issue according to the Publishers Information Bureau. Aviation Week benefited from the Paris air show. Construction Information Group declined due to investment in electronic products, softness in advertising, and timing at Sweet's. Platts produced gains as volatility in the oil and energy markets increased demand for information. The Healthcare Information Group showed declines due to reduced advertising spending. Broadcasting had a difficult comparison to 2000 due to the lack of political advertising and the lack of the Super Bowl in 2001. National and local time sales were down as well.

Financial Condition
-------------------

The Company continues to maintain a strong financial position. Cash provided by operating activities in the first half totaled $169.0 million compared to $7.5 million for the same period in the prior year. Total debt increased $195.2 million since year-end. Seasonal spending for inventory and prepublication costs and acquisitions as well as spending for repurchases of shares partially offset these increases.

Commercial paper borrowings at June 30, 2001 totaled $1.1 billion, an increase of $70 million from December 31, 2000. The commercial paper borrowings are supported by two revolving credit agreements, each with the same domestic and international banks, consisting of a $625 million, five-year revolving credit facility and a $625 million, 364-day revolving credit facility. At June 30, 2001, there were no borrowings under either facility. The company also has $175 million of extendible commercial notes (ECNs) outstanding as of June 30, 2001. 80%, or $871.2 million, of the commercial paper borrowings and $140.0 million of the ECNs outstanding are classified as long-term. ECNs replicate commercial paper, except that the company has an option to extend the note beyond its initial redemption date to a maximum final maturity of 390 days. However, if exercised, such an extension is at a higher reset rate, which is at a predetermined spread over LIBOR, and is related to the company's commercial paper rating at the time of extension. As a result of the extension option, no backup facilities for these borrowings are required. Like commercial paper, ECNs have no financial covenants.

Under a shelf registration that became effective with the Securities and Exchange Commission in 1990, the Company can issue an additional $250 million of debt securities. The new debt could be used to replace a portion of the commercial paper borrowings with longer-term securities when and if interest rates are attractive and markets are favorable.

Gross accounts receivable of $1.3 billion decreased $58.4 million from the end of 2000 primarily from the impact of the seasonality of the educational publishing business. Inventories increased $95.6 million from year-end as the Company prepares itself for the school and higher education selling season later this year and because of the Mayfield Publishing acquisition.

Net prepublication costs increased $29.3 million from the end of 2000 to $547.3 million due to spending for school, higher education, children's and professional publishing titles. Prepublication cost spending in the second quarter totaled $115.6 million, an increase of $11.1 million over last year's second quarter spending. Purchases of property and equipment were $41.1 million, $6.5 million higher than the prior year.

The Board of Directors approved a 4.3% increase in the quarterly common stock dividend to $0.245 per share in January 2001. In 1999, the Board of Directors authorized a stock repurchase program of up to 15 million shares. The repurchased shares will be used for general corporate purposes, including the issuance of shares for the exercise of employee stock options. Purchases under this program may be made from time to time on the open market and in private transactions depending on market conditions. Approximately 7.5 million shares have been repurchased under this program.

     "Safe Harbor Statement under the Private Securities Litigation Reform
                                  Act of 1995"

This section, as well as other portions of this document, includes certain forward-looking statements about the company's business, new products, sales, expenses, cash flows, and operating and capital requirements. Such forward-looking statements included, but are not limited to: McGraw-Hill Education's level of success in adoptions and the level of educational funding; the strength of higher education, professional and international publishing markets; the strength of profit levels and the capital markets in the U.S. and abroad with respect to Standard & Poor's; the strength of the domestic and international advertising markets; the level of future cash flow, debt levels, capital expenditures and prepublication cost investment; the level of success in new product development; and the expected financial impact of the Tribune Education acquisition on the Company's financial condition.

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

                                    Part II

                               Other Information

Item 1.     Legal Proceedings
------      -----------------

A summons was served on June 20, 2001 in an action brought by L'Association Francaise des Porteurs d'Emprunts Russes (AFPER) against Standard & Poor's SA (an indirect subsidiary of the Registrant) filed in the Court of First Instance of Paris, France. In this suit, AFPER, a group of holders of pre-Revolutionary Russian bonds, makes claims against Standard & Poor's and another rating agency for lack of diligence and prudence in their ratings of Russia and Russian debt. AFPER alleges that, by failing to take into account the post-Revolutionary repudiation of pre-Revolutionary Czarist debt by the Soviet government in rating Russia and new issues of Russian debt beginning in 1996, the rating agencies enabled the Russian Federation to issue new debt without repaying the old obligations of the Czarist government. Alleging joint and several liability, AFPER seeks damages of 17.85 billion francs (approximately $2.34 billion), plus 50,000 francs (approximately $6,550) under certain provisions of the French Code of Civil Procedure and legal costs. The Registrant believes that the allegations lack legal or factual merit and intends to vigorously contest the action.

Item 4.     Submission of Matters to a Vote of Security Holders
-------     ---------------------------------------------------

(a) The 2001 Annual Meeting of Shareholders of the Registrant was held on April 25, 2001.

(b) (i) The following nominees, having received the FOR votes set forth opposite their respective names, constituting a plurality of the votes cast at the Annual Meeting for the election of Directors, were duly elected Directors of the Registrant for three year terms:

            DIRECTOR                       FOR                WITHHOLD AUTHORITY
            Pedro Aspe                  165,808,337                  803,381
            Robert P. McGraw            165,738,174                  873,544
            Lois Dickson Rice           165,732,752                  878,966
            Edward B. Rust, Jr.         165,799,817                  811,901

The terms of office of the  following  directors  continued  after the  meeting:
James H. Ross, Sidney Taurel, Vartan Gregorian, Winfried Bischoff, Linda Koch Lorimer, and Harold W. McGraw III.

     (ii) Shareholders ratified the appointment of Ernst & Young as independent auditors for the Registrant and its subsidiaries for 2001. The vote was 165,307,999 shares FOR and 693,549 shares AGAINST, with 610,170 shares abstaining and no broker non-votes.

Item 6.  Exhibits and Reports on Form 8-K                           Page Number
         --------------------------------                           -----------

(a)   Exhibits

      (12)  Computation of Ratio of Earnings to Fixed Charges;           21

(b)   Reports on Form 8-K

      There were no reports filed during the period covered by this report.

                                   Signatures
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          The McGraw-Hill Companies, Inc.
                                          -------------------------------






Date:                                  By              /S/
      --------------------                ------------------------------
                                                  Robert J. Bahash
                                              Executive Vice President
                                             and Chief Financial Officer






Date:                                  By              /S/
      --------------------                ------------------------------
                                                Kenneth M. Vittor
                                             Executive Vice President
                                                and General Counsel







Date:                                  By              /S/
      --------------------                ------------------------------
                                                  Talia M. Griep
                                               Senior Vice President
                                               and Corporate Controller


                                                                    Exhibit (12)
                              The McGraw-Hill Companies, Inc.
                              -------------------------------

                     Computation of Ratio of Earnings to Fixed Charges
                     -------------------------------------------------

                                Periods Ended June 30, 2001
                               ----------------------------



                                                 Six          Twelve
                                                Months        Months
                                               ---------    ---------
                                                  (In thousands)

Earnings
    Earnings from continuing operations
        before income tax expense (Note)       $  202,245    $ 719,994
    Fixed
    charges                                    $   54,753      101,152
                                               ----------   ----------
Total Earnings                                 $  256,998    $ 821,146
                                               ==========   ==========
Fixed Charges (Note)
    Interest expense                           $   34,470    $  67,559
    Portion of rental payments deemed to be
       interest                                    20,283       33,593
                                               ----------    ---------
       Total Fixed Charges                     $   54,753    $ 101,152
                                               ==========    =========

Ratio of Earnings to Fixed Charges                   4.7x        8.1x

(Note) For purposes of computing the ratio of earnings to fixed charges, "earnings from continuing operations before income taxes" excludes undistributed equity in income of less than 50%-owned companies. "Fixed charges" consist of (1) interest on debt, and (2) the portion of the company's rental expense deemed representative of the interest factor in rental expense.

       Earnings from continuing operations before income taxes for the six-month and twelve-month periods ended June 30, 2001 includes a $6.9 million pretax gain on the sale of real estate, a one-time gain on the sale of DRI ($8.8 million pretax) and the write-down of selected assets, the shutdown of the Blue List and the contribution of Rational Investor to mPower.com ($22.8 million pretax).
