Form 10-Q
period 2001-09-30
MCGRAW-HILL COMPANIES INC
filed 2001-11-01
CIK 64040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from         to
                                                      --------   --------

                         Commission File Number 1-1023

                         THE MCGRAW-HILL companies, INC.
--------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             New York                             13-1026995
---------------------------------        ---------------------------------
(State of other jurisdiction of           (I.R.S. Employer
   incorporation or organization)          Identification No.)

1221 Avenue of the Americas, New York, N.Y.           10020
---------------------------------------------------------------------------
(Address of Principal executive offices)            (Zip Code)

Registrant's telephone number, including area code (212) 512-2000
                                                   --------------

                                 Not Applicable
----------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        YES  [X]         NO  [ ]

     On October 15, 2001 there were approximately 193.3 million shares of common stock (par value $1.00 per share) outstanding.

                            The McGraw-Hill Companies, Inc.
                            -------------------------------
                                   TABLE OF CONTENTS
                                   -----------------


                                                                    Page Number
                                                                    -----------
PART I.  FINANCIAL INFORMATION
------------------------------

   Item 1.  Financial Statements
   -------
             Consolidated Statement of Income for
             the three and nine month periods ended
             September 30, 2001 and 2000                                3

             Consolidated Balance Sheet at September 30, 2001,
             December 31, 2000 and September 30, 2000                   4-5

             Consolidated Statement of Cash Flow for the nine           6
             months ended September 30, 2001 and 2000

             Notes to Consolidated Financial Statements                 7-12


   Item 2.  Management's Discussion and Analysis of Operating
   ------   Results and Financial Condition                            13-18

   Item 3.  Quantitative and Qualitative Disclosures About
   ------   Market Risk                                                 19


Part II.  OTHER INFORMATION
---------------------------
   Item 1   Legal Proceedings                                           19
   ------
   Item 6.  Exhibits                                                   20-22
   ------

                                         Part I
                                 Financial Information

Item 1.  Financial Statements
         ---------------------

                            The McGraw-Hill Companies, Inc.
                            -------------------------------
                            Consolidated Statement of Income
                            -------------------------------
                       Periods Ended September 30, 2001 and 2000
                       ------------------------------------------

                                      Three Months               Nine Months
                                   ------------------       -------------------
                                    2001         2000         2001        2000
                                   ------     --------      --------    --------
                                      (in thousands, except per-share data)

Operating revenue  (Note 3)        $1,535,100   $1,394,470 $3,530,967 $3,194,608
Expenses:
   Operating                          558,124      524,844  1,452,405  1,327,153
   Selling and general                439,479      384,400  1,143,181  1,005,295
   Depreciation and amortization      150,486      135,337    330,232    280,569
                                   ----------   ---------- ---------- ----------
      Total expenses                1,148,089    1,044,581  2,925,818  2,613,017

Other income - net                     15,959       15,734     37,907     48,886
                                   ----------   ---------- ---------- ----------
Income from operations                402,970      365,623    643,056    630,477

Interest expense - net                 13,558       15,035     46,459     35,618
                                   ----------   ---------- ---------- ----------
Income before taxes on income         389,412      350,588    596,597    594,859

Provision for taxes on income         149,924      134,977    216,721    229,021
                                   ----------   ---------- ---------- ----------
Income before cumulative adjustment   239,488      215,611    379,876    365,838

Cumulative change in accounting,
  net of tax (Note 10)                      -            -          -   (68,122)
                                   ----------   ---------- ---------- ----------
  Net income (Note 2)                $239,488     $215,611   $379,876   $297,716
                                   ==========   ========== ========== ==========
Earnings per common share:
   Basic
   -----
   Income before cumulative adjustment $ 1.24       $ 1.11     $ 1.96     $ 1.88
   Net Income                          $ 1.24       $ 1.11     $ 1.96     $ 1.53

   Diluted
   -------
   Income before cumulative adjustment $ 1.22       $ 1.10     $ 1.93     $ 1.87
   Net Income                          $ 1.22       $ 1.10     $ 1.93     $ 1.52

Average number of common shares
   outstanding: (Notes 8 and 9)
   Basic                               193,892      194,488    194,281   194,194
   Diluted                             195,680      196,850    196,343   196,131


                            The McGraw-Hill Companies, Inc.
                            -------------------------------
                               Consolidated Balance Sheet
                               --------------------------


                                            Sept. 30,     Dec. 31,     Sept. 30,
                                              2001          2000         2000
                                           ----------   -----------  -----------
                                                        (in thousands)

ASSETS

Current assets:
   Cash and equivalents                       $ 1,773      $ 3,171      $ 36,758
   Accounts receivable (net of allowance
     for doubtful accounts and sales
     returns)  (Note 4)                     1,335,628    1,095,118     1,324,957
   Inventories (Note 4)                       437,494      388,947       419,993
   Deferred income taxes                      196,274      192,789       172,014
   Prepaid and other current assets (Note 5)  109,146      121,665        98,840
                                           ----------   ----------    ----------
       Total current assets                 2,080,315    1,801,690     2,052,562
                                           ----------   ----------    ----------

Prepublication costs (net of accumulated
  amortization) (Note 4)                      510,888      518,031       463,615

Investments and other assets:
   Investment in Rock-McGraw, Inc. - at
     equity                                   103,272       95,862        92,811
   Prepaid pension expense                    198,883      159,598       147,303
   Other                                      246,495      226,910       211,424
                                           ----------   ----------    ----------
      Total investments and other assets      548,650      482,370       451,538
                                           ----------   ----------    ----------

Property and equipment - at cost            1,055,972    1,046,369     1,018,515
   Less - accumulated depreciation            623,294      614,464       607,240
                                           ----------   ----------    ----------
       Net property and equipment             432,678      431,905       411,275

Goodwill and other intangible assets - at
   cost (net of accumulated amortization)   1,899,680    1,697,448     1,707,697
                                           ----------   ----------    ----------
Total Assets                               $5,472,211   $4,931,444    $5,086,687
                                           ==========   ==========    ==========



                            The McGraw-Hill Companies, Inc.
                            -------------------------------
                               Consolidated Balance Sheet
                               --------------------------


                                            Sept. 30,     Dec. 31,    Sept. 30,
                                              2001          2000         2000
                                           ----------   -----------  -----------
                                                        (in thousands)

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Notes payable                             $ 268,483    $ 227,848     $265,140
   Accounts payable                            280,307      313,286      244,560
   Accrued liabilities                         345,309      358,274      343,961
   Income taxes currently payable              238,436       55,388      126,549
   Unearned revenue                            484,988      475,559      446,914
   Other current liabilities  (Note 5)         341,338      350,430      366,618
                                            ----------   ----------   ----------
       Total current liabilities             1,958,861    1,780,785    1,793,742
                                            ----------   ----------   ----------
Other liabilities:
   Long-term debt (Note 6)                     970,617      817,529      954,787
   Deferred income taxes                       169,828      163,231      178,949
   Accrued postretirement healthcare and
     other benefits                            174,922      178,525      184,808
   Other non-current liabilities               240,459      230,330      213,967
                                            ----------   ----------   ----------
      Total other liabilities                1,555,826    1,389,615    1,532,511
                                            ----------   ----------   ----------
      Total liabilities                      3,514,687    3,170,400    3,326,253
                                            ----------   ----------   ----------
Shareholders' equity  (Notes 7 & 8):
   Capital stock                               205,852      205,852      205,852
   Additional paid-in capital                   64,796       44,176       42,636
   Retained income                           2,342,402    2,105,145    2,044,650
   Accumulated other comprehensive income     (124,557)    (110,358)   (113,025)
                                             ---------   ----------   ----------
                                             2,488,493    2,244,815    2,180,113

  Less - common stock in treasury-at cost      508,155      470,903      404,112
   Unearned compensation on
     restricted stock                           22,814       12,868       15,567
                                            ----------   ----------   ----------
      Total shareholders' equity             1,957,524    1,761,044    1,760,434
                                            ----------   ----------   ----------
      Total Liabilities & Shareholders'
        Equity                              $5,472,211   $4,931,444   $5,086,687
                                            ==========   ==========   ==========




                            The McGraw-Hill Companies, Inc.
                            -------------------------------
                          Consolidated Statement of Cash Flows
                          ------------------------------------
                 For The Nine Months Ended September 30, 2001 and 2000
                 ------------------------------------------------------

                                                             2001        2000
                                                          ---------   ---------
                                                               (in thousands)
Cash flows from operating activities
---------------------------------------------
Net income                                                $ 379,876   $ 297,716
Cumulative change in accounting principle                         -      68,122
Adjustments to reconcile net income to
    cash provided by operating activities:
   Depreciation                                              65,668      64,207
   Amortization of goodwill and intangibles                  67,222      45,583
   Amortization of prepublication costs                     197,342     170,779
   Provision for losses on accounts receivable               39,302      34,341
   Gain on sale of Tower Group                                    -     (16,587)
   Gain on sale of Real Estate                               (6,925)          -
   Other                                                     (7,504)     (6,109)
Changes in assets and liabilities net of effect of
    acquisitions and dispositions:
   Increase in accounts receivable                         (247,032)   (302,434)
   Increase in inventories                                  (37,724)    (60,006)
   Decrease in prepaid and other current assets              13,651      20,062
   Decrease in accounts payable, accrued
        expenses and other current liabilities              (56,639)   (110,070)
   Increase in unearned revenue                               4,262      17,579
   (Decrease)/increase in other current liabilities         (13,264)     25,852
   Increase in interest and income taxes
        currently payable                                   201,138      74,759
   Decrease/(increase) in deferred income taxes                 347     (21,290)
   Net change in other assets and liabilities               (15,634)    (14,052)
---------------------------------------------------       ----------  ----------
Cash provided by operating activities                       584,086     288,452
----------------------------------------------------      ----------  ----------
Investing activities
   Investment in prepublication costs                      (188,415)   (163,464)
   Purchases of property and equipment                      (69,921)    (53,142)
   Acquisition of businesses, net of cash acquired         (332,957)   (676,988)
   Disposition of property, equipment and businesses         17,904     142,350
---------------------------------------------------        ---------  ----------
Cash used for investing activities                         (573,389)   (751,244)
---------------------------------------------------        ---------  ----------
Financing activities
   Net additions to commercial paper borrowings             194,064     683,925
   Dividends paid to shareholders                          (142,619)   (136,879)
   Exercise of stock options                                 52,804      37,236
   Repurchase of treasury shares                           (114,652)    (85,635)
   Other                                                       (278)     (1,106)
---------------------------------------------------       ----------  ----------
Cash (used for)/provided by financing activities            (10,681)    497,541
---------------------------------------------------       ----------  ----------
Effect of exchange rate fluctuations on cash                 (1,414)     (4,480)
                                                          ----------  ----------
Net change in cash and equivalents                           (1,398)     30,269
Cash and equivalents at beginning of period                   3,171       6,489
---------------------------------------------------       ----------  ----------
Cash and equivalents at end of period                        $1,773     $36,758
                                                          ==========  ==========

                            The McGraw-Hill Companies, Inc.
                            -------------------------------

                             Notes to Financial Statements
                             -----------------------------

1. The financial information in this report has not been audited, but in the opinion of management all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly such information have been included. The operating results for the three and nine month periods ended September 30, 2001 and 2000 are not necessarily indicative of results to be expected for the full year due to the seasonal nature of some of the company's businesses. The financial statements included herein should be read in conjunction with the financial statements and notes included in the company's Annual Report on Form 10-K for the year ended December 31, 2000.

     Certain prior year amounts have been reclassified for comparability purposes.

2. The following table is a reconciliation of the company's net income to comprehensive income for the three-month and nine-month periods ended September 30:

                                        Three Months             Nine Months
                                  ----------------------  ----------------------
                                     2001         2000      2001         2000
                                   ---------   ----------  ---------   ---------
                                                   (in thousands)
Net income                         $ 239,488   $ 215,611   $ 379,876   $ 297,716

Other comprehensive income,
  net of tax:  Foreign currency
  translation adjustment               3,236      (7,521)    (14,199)   (25,294)
                                   ---------   ---------   ---------   ---------
Comprehensive income               $ 242,724   $ 208,090   $ 365,677   $ 272,422
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


                            The McGraw-Hill Companies, Inc.
                            -------------------------------
                             Notes to Financial Statements
                             -----------------------------

Operating profit by segment is the primary basis for the chief operating decision maker of the company to evaluate the performance of each segment. A summary of operating results by segment for the three months and nine months ended September 30, 2001 and 2000 follows:

                                            2001                    2000
                                  ----------------------  ----------------------
                                               Operating               Operating
                                   Revenue       Profit     Revenue     Profit
                                  ---------    ----------  ---------   ---------
                                                  (in thousands)

Three Months
------------
McGraw-Hill Education                $998,776  $ 305,124    $847,710   $257,714
Financial Services                    349,992    109,896     321,341     99,712
Information and Media Services        186,332      8,292     225,419     32,681
------------------------------     ----------  ----------  ---------   ---------
Total operating segments            1,535,100    423,312   1,394,470    390,107
General corporate expense                   -    (20,342)          -    (24,484)
Interest expense - net                      -    (13,558)          -    (15,035)
------------------------------     ----------  ----------  ----------  ---------
Total company                      $1,535,100  $ 389,412*  $1,394,470  $350,588*
                                   ==========  ==========  ==========  =========

*Income before taxes on income.

                                            2001                    2000
                                  ----------------------  ----------------------
                                               Operating               Operating
                                   Revenue      Profit     Revenue      Profit
                                  ---------   ----------  ---------    ---------
                                                  (in thousands)

Nine Months
------------

McGraw-Hill Education            $1,872,684     $315,284  $1,531,806    $270,444
Financial Services                1,060,954      326,555     941,953     283,892
Information and Media Services      597,329       55,036     720,849     140,567
------------------------------   ----------   ----------  ----------  ----------
Total operating segments          3,530,967      696,875   3,194,608     694,903
General corporate expense                 -      (53,819)          -    (64,426)
Interest expense - net                    -      (46,459)          -    (35,618)
------------------------------   ----------   ----------  ----------  ----------
Total company                    $3,530,967     $596,597* $3,194,608   $594,859*
                                 ==========   ==========  ==========  ==========

*Income before taxes on income.


                            The McGraw-Hill Companies, Inc.
                            -------------------------------
                             Notes to Financial Statements
                             -----------------------------

4. The allowance for doubtful accounts and sales returns, the components of inventory and the accumulated amortization of prepublication costs were as follows:

                                            Sept. 30,     Dec. 31,    Sept. 30,
                                               2001         2000         2000
                                           ----------   ----------   ----------
                                                      (in thousands)


   Allowance for doubtful accounts            $144,848     $137,741     $132,974
                                            ==========   ==========   ==========
   Allowance for sales returns                $136,201     $118,522     $128,283
                                            ==========   ==========   ==========
   Inventories:
     Finished goods                           $365,042     $324,852     $327,357
     Work-in-process                            29,970       24,231       53,901
     Paper and other materials                  42,482       39,864       38,735
                                            ----------   ----------   ----------
   Total inventories                          $437,494     $388,947     $419,993
                                            ==========   ==========   ==========
   Accumulated amortization of
     prepublication costs                     $866,736     $757,034     $738,991
                                            ==========   ==========   ==========

                            The McGraw-Hill Companies, Inc.
                            -------------------------------
                             Notes to Financial Statements
                             -----------------------------

5. A subsidiary of J.J. Kenny Co. acts as an undisclosed agent in the purchase and sale of municipal securities for broker-dealers and dealer banks and the company had $337.1 million of matched purchase and sale commitments at September 30, 2001. Only those transactions not closed at the settlement date are included in Other Current Assets and Other Current Liabilities on the balance sheet.

6.   A summary of long-term debt follows:

                                            Sept. 30,     Dec. 31,     Sept. 30,
                                               2001         2000         2000
                                            ----------  ----------    ----------
                                                        (in thousands)

   Commercial paper supported by
     bank revolving credit agreement          $789,085     $815,600     $949,840
   Extendible Commercial Notes                 180,000            -            -
   Other                                         1,532        1,929        4,947
                                            ----------   ----------   ----------
   Total long-term debt                       $970,617     $817,529     $954,787
                                            ==========   ==========   ==========

Extendible Commercial Notes (ECNs) replicate commercial paper, except that the company has an option to extend the note beyond its initial redemption date to a maximum final maturity of 390 days. However, if exercised, such an extension is at a higher reset rate, which is at a predetermined spread over LIBOR, and is related to the company's commercial paper rating at the time of extension. As a result of the extension option, no backup facilities for these borrowings are required. As is the case with commercial paper, ECNs have no financial covenants.

On August 14, 2001, the company's existing $625 million 364-day revolving credit facility ("Existing 364-day Facility") expired and was replaced with a new $650 million 364-day revolving credit facility ("New 364-day Facility"). On October 10, 2001, an additional $25 million was added to the New 364-day Facility. The New 364-day Facility agreement provides that the company may borrow until August 13, 2002, on which date the facility commitment terminates and the maturity of such borrowings may not be later than August 13, 2003. The company pays a facility fee of 5 basis points on the New 364-day Facility (whether or not amounts have been borrowed) and borrowings may be made at a range of 15 to 20 basis points above LIBOR at the company's current credit rating. The New 364-day Facility contains certain covenants, and the only financial covenant requires that the company not exceed an indebtedness to cash flow ratio, as defined, of 4 to 1 at any time. This restriction, which was also in place under the Existing 364-day Facility, has never been exceeded. At September 30, 2001, there were no borrowings under this facility or the company's existing 5-year facility.




                            The McGraw-Hill Companies, Inc.
                            -------------------------------
                             Notes to Financial Statements
                             -----------------------------

7. Common shares reserved for issuance for conversions and stock based awards were as follows:

                                            Sept. 30,     Dec. 31,     Sept. 30,
                                              2001          2000         2000
                                           ----------   ----------    ----------

  $1.20 convertible preference stock
      at the rate of 13.2 shares for each
      share of preference stock                17,530        17,530       17,530
   Stock based awards                      21,454,232    23,474,142   23,879,053
                                           ----------    ----------   ----------
                                           21,471,762    23,491,672   23,896,583
                                           ==========    ==========   ==========

8.   Cash dividends per share declared during the periods were as follows:

                              Three Months             Nine Months
                              ------------            ------------
                              2001    2000            2001     2000
                              ----    ----            ----     ----

     Common stock             $.245  $.235            $.735   $.705
     Preference stock         $.300  $.300            $.900   $.900


9. A reconciliation of the number of shares used for calculating basic earnings per common share and diluted earnings per common share for the three months and the nine months ended September 30, 2001 and 2000 follows:

   Three month period                                        2001        2000
   ------------------                                    ----------   ----------
                                                          (thousands of shares)

   Average number of common shares outstanding              193,892      194,488

   Effect of stock options and other dilutive securities      1,788        2,362
                                                         ----------   ----------
                                                            195,680      196,850
                                                         ==========   ==========

   Nine month period                                        2001        2000
   ----------------                                      ----------   ----------
                                                          (thousands of shares)

   Average number of common shares outstanding              194,281      194,194

   Effect of stock options and other dilutive securities      2,062        1,937
                                                         ----------   ----------
                                                            196,343      196,131
                                                         ==========   ==========

     Restricted performance shares outstanding at September 30, 2001 of 674,000 were not included in the computation of diluted earnings per common shares because the necessary vesting conditions have not occurred.

10. In June 2001, the FASB issued FAS No. 143, Accounting for Asset Retirement Obligations. FAS No. 143 requires that the fair value of the liability for an asset retirement obligation be recognized in the period which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived assets. This statement is effective January 1, 2003. The company is currently evaluating this pronouncement and does not believe it will have a material impact on its financial statements.

     In June 2001, the FASB issued FAS No. 141, Business Combinations, and
     FAS No. 142, Goodwill and Other Intangible Assets. FAS No. 141 prohibits the use of the pooling-of-interest method of business combinations initiated after June 30, 2001. FAS No. 142 institutes new requirements for testing goodwill and indefinitely lived intangible assets for impairment instead of amortizing them. The effective date of this pronouncement is January 1, 2002. Goodwill amortization for the nine month periods ended September 30, 2001 and 2000 was approximately $51 million and $31 million, respectively.

     The company adopted Staff Accounting Bulletin No.101 (SAB 101), Revenue Recognition in Financial Statements, effective January 1, 2000. In consideration of the views expressed in SAB 101, the company modified its revenue recognition policies for various service contracts. Under SAB 101, the company recognizes revenue relating to agreements where it provides more than one service based upon the fair value to the customer rather than recognizing revenue based on the level of service effort to fulfill such contracts. The cumulative impact of the accounting change at January 1, 2000 was $68.1 million, net of tax of $46.7 million. The total amount of this cumulative adjustment that was recognized for the nine months ended September 30, 2001 is $1.2 million.

Item 2.        Management's Discussion and Analysis of Operating Results and
               -------------------------------------------------------------
                                  Financial Condition
                                  -------------------

Operating Results - Comparing Periods Ended September 30, 2001 and 2000
-----------------------------------------------------------------------
Three Months
------------
Consolidated Review
-------------------
The Segment Review that follows is incorporated herein by reference.

Operating revenue for the quarter increased $140.6 million or 10.1% over the prior year's quarter to $1.5 billion. This increase was due to growth in the McGraw-Hill Education segment and continuing strong growth at Standard & Poor's Credit Market Services in the Financial Services segment, offset somewhat by the decline in advertising revenue in the Information and Media Services segment. Included in the results of the McGraw-Hill Education segment are the results for the acquisitions of Frank Schaffer Publications in late May 2001, Mayfield Publishing in January 2001 and Tribune Education Company and Landoll, Inc. (Tribune Education) in September 2000. Included in the Financial Services segment are the results from the acquisition of PricewaterhouseCoopers' U.S. Corporate Value Consulting business as of September 4, 2001. Included in the Information and Media Services segment is the acquisition of Financial Times Energy which was acquired on September 4, 2001.

Net income for the quarter increased $23.9 million, or 11.1% over the comparable quarter in the prior year. Diluted earnings per share for the quarter were $1.22 versus $1.10 in the prior year, a 10.9% increase. Negatively affecting operating results is the economic impact of the September 11th terrorist attacks.

Total expenses increased 9.9% due to normal recurring expenses, and the introduction of new services and products.

Net interest expense decreased $1.5 million, 9.8%, as compared to the third quarter in the prior year, primarily due to reduced interest rates. The average interest rate on commercial paper borrowing for the quarter decreased from 6.6% in 2000 to 3.8% in 2001.

The provision for taxes as a percent of income before taxes was 38.5%, the same level as the third quarter of 2000.

Segment Review
--------------
McGraw-Hill Education's revenue increased 17.8% over the prior year third quarter to $998.8 million. The segment's operating results include performances by Frank Schaffer Publications, Mayfield Publishing and Tribune Education, acquired in May 2001, January 2001 and September 2000, respectively. SRA/McGraw-Hill performed well with its Open Court Reading program in North Carolina and the open territories. The Wright Group contributed positively to growth in the segment but not to the degree anticipated due to short-term issues. Macmillan/McGraw-Hill had a strong performance from its reading program in the Southeast and Midwest states. Macmillan/McGraw-Hill's elementary math program did not perform as well as anticipated in California. Glencoe/McGraw-Hill was negatively impacted by funding cuts in Alabama, Mississippi, South Carolina and Virginia, as a result of the economic slowdown. Its literature program performed well in Texas and Oklahoma. Glencoe/McGraw-Hill also had less than anticipated results in California for its math and science programs although it performed well in other adoption states. CTB/McGraw-Hill had excellent growth primarily from custom contracts, particularly in Indiana, Maryland, Mississippi and New York City. Children's Publishing/McGraw-Hill benefited from the acquisition of Frank Schaffer Publications in May 2001, but was negatively impacted by a weak economic environment, deep discounting and order fulfillment integration issues. The Higher Education Group had strong frontlist sales. Important revised titles included Mader, Biology, 7/e; Bluman, Elementary Statistics, 4/e; Libby, Financial Accounting, 3/e; Thompson, Strategic Management, 12/e. Continued softness in computer and trade titles negatively impacted the Professional Book operation, which was selling in a difficult economic environment. International Publishing showed growth in Canada, Australia, and Asia Pacific, which was more than offset by declines, primarily in Latin America. Operating profit for McGraw-Hill Education segment increased 18.4% to $305.1 million, reflecting the acquisitions and the seasonal nature of the businesses. Educational Publishing will have slower growth in 2002 as there are lighter adoptions in 2002 than 2001.

Financial Services' revenue increased 8.9% to $350.0 million and operating profit increased 10.2% to $109.9 million as compared to third quarter 2000 results. Included in the results is the acquisition of PricewaterhouseCoopers' U.S. Corporate Value Consulting (CVC) business on September 4, 2001. CVC provides valuation and value analysis to major U.S. companies for financial reporting, tax, business combinations, corporate restructurings, capital allocation and capital structure purposes. Following the attack on the World Trade Center, the shutdown of the financial markets resulted in reduced transaction revenue for the Financial Services segment. Standard & Poor's Credit Market Services' revenue and operating profit experienced double digit increases, as new issues dollar volume in the U.S. bond market increased 13.8% despite European bond issuance decreases of 25.5%. Strong growth in Structured Finance, Corporate Finance, Financial Services and Public Finance contributed to the results. Non-traditional products, particularly those internationally, grew at a faster rate than the domestic business. About 30% of Standard & Poor's Credit Market Services' revenue was generated in international markets for the third quarter. Standard & Poor's Information Services' revenue and operating profits were up slightly as growth in index services, portfolio services and the sale of content and quote feeds to financial websites and Internet redistributors was somewhat offset by shortfalls in the secondary municipal markets, services for foreign exchange markets and continued investment in new products and services.

Information and Media Services' revenue decreased $39.1 million, or 17.3%, to $186.3 million as compared to the 2000 third quarter results. Operating profit decreased $24.4 million, or 74.6% to $8.3 million as compared to the third quarter of 2000. A slowdown in the advertising market, intensified after the September 11th attacks, negatively impacted both the Business-to-Business Group and Broadcasting. This weak environment is anticipated to exist for the next two quarters. At BusinessWeek, advertising pages in the third quarter were off 40.1% according to the Publishers Information Bureau. Aviation Week was negatively impacted by the economic slowdown and by comparison to the prior year which included the biennial Farnborough Air Show. Platts' revenue benefited from the acquisition of Financial Times Energy, a provider of energy information, research and consulting services from Pearson plc on September 4, 2001. Platts was negatively effected by declines in advertising, acquisition costs and increased technology investments. The Construction Information Group benefited from revenue gains at Sweet's and cost savings, particularly at F.W. Dodge, however, advertising declined at Engineering News Record. The Healthcare Information Group showed declines due to reduced advertising spending. Broadcasting showed declines due to the lack of political advertising in 2001, the effects of post September 11th news coverage pre-emption of regular programming and declines in advertising due to the weak economy. National and local time sales were down.

Nine months
-----------
Consolidated Review
-------------------
The Segment Review that follows is incorporated herein by reference.

For the first nine months of the year, revenue increased 10.5%, or $336.4 million, to $3.5 billion. The revenue increase reflects the growth and acquisitions in the McGraw-Hill Education segment and the solid growth at Standard & Poor's Credit Market Services, somewhat offset by declines in advertising revenue. All segments reflect the negative economic impact of the September 11th attacks. Net income was $379.9 million, an increase of $82.2 million over the nine month period ended September 30, 2000. In May 2001, the company purchased Frank Schaffer Publications, in January 2001, Mayfield Publishing, and in September 2000 Tribune Education Company and Landoll, Inc. (Tribune Education). The results of these operations are reflected in the McGraw-Hill Education segment. On September 4, 2001, the company purchased Corporate Value Consulting (CVC) from PricewaterhouseCoopers and its results are accounted for in the Financial Services segment. As part of a restructuring initiative, in early May 2001, the company divested DRI, which resulted in a $26.3 million after tax gain (13 cents per diluted share, $8.8 million pretax), recorded within the Financial Services segment. Also included in net income in the Financial Services segment is the write-down of certain assets, the shutdown of the Blue List and the contribution of Rational Investor to mPower.com in exchange for an equity position in the online investment advisory service for the retirement market. The total charge for these items was $21.9 million after tax, (11 cents per diluted share, $22.8 million pretax). On September 4, 2001, the company purchased Financial Times Energy (FT Energy) from Pearson plc, and its results are recorded in the Information and Media Services segment. Net income also includes $6.9 million pretax, 2 cents per diluted share, related to a gain on the sale of real estate in the first quarter of 2001, which was recorded as other income in the consolidated statement of income. In February 2000, Tower Group International was divested, and an after-tax gain of $10.2 million, or 5 cents per diluted share, was recorded in the Information and Media Services segment. In January 2000, the company adopted Staff Accounting Bulletin No. 101 (SAB101), Revenue Recognition in Financial Statements, and recognized a cumulative adjustment of $68.1 million, net of tax, or 35 cents per diluted share.

Total expenses increased 12.0% due to new and acquired products and services and increases in normal recurring expenses, somewhat offset by cost containment activities.

Net interest expense increased 30.4% to $46.5 million from $35.6 million for the comparable period in 2000. The primary reason for the increase is higher debt levels due to acquisitions, primarily Tribune Education, somewhat offset by a decrease in interest rates. The average interest rate for commercial paper borrowing decreased from 6.3% in 2000 to 5.0% in 2001.

The provision for taxes as a percent of income before taxes was 36.3%, 2.2% less than the first nine months of 2000. The change in the effective tax rate is primarily the result of the additional tax benefit from the DRI divestiture.

Segment Review
--------------
McGraw-Hill Education's revenue increased 22.2% to $1.9 billion over the same nine months of 2000. Operating profits climbed 16.6% over the comparable period in 2000 to $315.3 million. The segment's operating results include those of Frank Schaffer Publications, Mayfield Publishing, and Tribune Education, acquired in May 2001, January 2001, and September 2000, respectively. SRA/McGraw-Hill performed well with its Open Court Reading program in North Carolina, California, Florida and the open territories. The Wright Group contributed positively to the growth of the segment, but not to the degree anticipated due to short-term issues. Macmillan/McGraw-Hill performed well with its social studies program. Its reading program had a strong performance in the Southeast and Midwest states. Macmillan/McGraw-Hill's results for its elementary math program in California were less than anticipated. Glencoe/McGraw-Hill was negatively impacted by funding cuts in South Carolina, Alabama, Mississippi and Virginia, as a result of the economic slowdown. Glencoe/McGraw-Hill also had less than anticipated results in California for its math and science programs. CTB/McGraw-Hill had an excellent nine months with its custom contracts. Children's Publishing/McGraw-Hill benefited from the acquisition of Frank Schaffer Publications in May 2001, but was negatively impacted by a weak economic environment, discounting and order fulfillment integration issues. The Higher Education Group had strong frontlist and backlist sales. The Professional Book operation grew revenue in part from the introduction of the 15th edition of Harrison's Principles of Internal Medicine. International Publishing showed growth in Canada, Europe and Asia Pacific, which was more than offset by declines, primarily in Latin America. Educational Publishing will have slower growth in 2002 as there are lighter adoptions in 2002 than 2001.

Financial Services' revenue increased $119.0 million to $1.1 billion for the first nine months as compared to the same period in 2000. Included in the results is the acquisition of PricewaterhouseCoopers' U.S. Corporate Value Consulting (CVC) business as of September 4, 2001. CVC provides valuation and value analysis to major U.S. companies for financial reporting, tax, business combinations, corporate restructurings, capital allocation and capital structure purposes. The segment results were negatively impacted by the shut down of the financial markets subsequent to the September 11th attacks, which resulted in a reduction in transactional volume. As part of a restructuring initiative in the second quarter of 2001, the divestiture of DRI negatively impacted the revenue comparison by $20.2 million. Standard & Poor's Credit Market Services' revenue and operating profit experienced double-digit increases as new issue dollar volume in the U.S. bond market increased 47.0% and European bond issuance increased 3.3%. Strong performances at Structured Finance, Corporate Finance, Financial Services and Public Finance contributed to the results. Non-traditional products, particularly internationally, grew at a faster rate than the domestic, traditional business. Standard & Poor's Information Services showed an increase in revenue from retail markets, index and portfolio services and Compustat. Operating profit declined primarily due to continued investment in fund services and softness in the foreign exchange and the secondary municipal markets. Included in the Financial Services' results is the gain on the sale of DRI for $8.8 million pretax ($26.3 million after tax, 13 cents per diluted shares). Also impacting Financial Services' results is the write-down of selected assets, the shutdown of the Blue List and the contribution of Rational Investor to mPower.com in exchange for an equity position in the online investment advisory service for the retirement market. The total charge for these items was $22.8 million pretax ($21.9 million after tax, 11 cents per diluted share).

Information & Media Services' revenue decreased $123.5 million, or 17.1%, to $597.3 million for the first nine months as compared to the same period in 2000. Operating profit decreased $85.5 million, or 60.8%, for the first nine months as compared to the same period in 2000. The segment, which was already experiencing a slowdown in the advertising market, was negatively impacted by the September 11th attacks. This weak environment is anticipated to exist for the next two quarters. Included in the results is the impact of the acquisition of Financial Times Energy (FT Energy) by Platts. Included in 2000 revenue was $18.7 million from Tower Group International, which negatively impacted the year-to-year growth comparison by 2.2%. Included in the operating profit for the segment for 2000 was the gain on the sale of Tower Group International representing $16.6 million ($10.2 million after tax, or 5 cents per diluted share). The divestiture of Tower Group International also negatively impacted operating profit by 7.4%. At BusinessWeek advertising pages year-to-date were off 35.1% according to the Publishers Information Bureau. Aviation Week benefited from the Paris Air Show, but was negatively impacted by the lack of the Farnborough Air Show, which occurred in the third quarter of 2000. Construction Information Group was up year-to-date as compared to the same period for 2000 as cost savings initiatives out weighed declines in revenue at F.W. Dodge and at Engineering News Record. The Healthcare Information Group showed declines due to reduced advertising spending. Broadcasting had a difficult comparison to 2000 due to the lack of political advertising and the lack of the Super Bowl in 2001. National and local time sales were down as well.

Financial Condition
-------------------
The company continues to maintain a strong financial position. Cash provided by operating activities for the first nine months totaled $584.1 million compared to $288.5 million for the same period in the prior year. Total debt increased $193.7 million since year-end, primarily due to the acquisitions made by the company in 2001. The company's strong presence in school and higher education publishing significantly impacts the seasonality of its earnings and borrowing patterns during the year, with the company borrowing during the first half of the year and generating cash in the second half of the year, particularly in the fourth quarter.

Commercial paper borrowings at September 30, 2001 totaled $986.4 million, a decrease of $33.1 million from December 31, 2000. The commercial paper borrowings were supported through August 14, 2001 by two revolving credit agreements, each with the same domestic and international banks, consisting of a $625 million, five-year revolving credit facility and a $625 million, 364-day revolving credit facility ("Existing 364-day Facility"). On August 14, 2001 the company obtained a new 364-day credit facility for $650 million, ("New 364-day Facility") as the company's Existing 364-day Facility expired. On October 10, 2001 an additional $25 million was added to the New 364-day Facility. The New 364-day Facility agreement provides that the company may borrow until August 13, 2002, on which date the facility commitment terminates and the maturity of such borrowings may not be later than August 13, 2003. The New 364-day Facility is with predominately the same group of banks as the Existing 364-day Facility. The company pays a facility fee of 5 basis points on the New 364-day Facility (whether or not amounts have been borrowed) and borrowings may be made at a range of 15 to 20 basis points above LIBOR at the company's current credit rating. The New 364-day Facility contains certain covenants, and the only financial covenant requires that the company not exceed an indebtedness to cash flow ratio, as defined, of 4 to 1 at any time. This restriction, which was also in place under the Existing 364-day Facility, has never been exceeded. At September 30, 2001, there were no borrowings under any of these facilities.

The company also has $225.0 million of extendible commercial notes (ECNs) outstanding as of September 30, 2001. Eighty percent or $789.1 million, of the commercial paper borrowings and $180.0 million of the ECNs outstanding are classified as long-term. ECNs replicate commercial paper, except that the company has an option to extend the note beyond its initial redemption date to a maximum final maturity of 390 days. However, if exercised, such an extension is at a higher reset rate, which is at a predetermined spread over LIBOR, and is related to the company's commercial paper rating at the time of extension. As a result of the extension option, no backup facilities for these borrowings are required. As is the case with commercial paper, ECNs have no financial covenants.

Under a shelf registration that became effective with the Securities and Exchange Commission in 1990, the company can issue an additional $250 million of debt securities. The new debt could be used to replace a portion of the commercial paper borrowings with longer-term securities when and if interest rates are attractive and markets are favorable.

Gross accounts receivable of $1.6 billion increased from year-end due primarily to seasonality of the education business and the acquisition of Frank Schaffer Publications, Mayfield Publishing, the U.S. Corporate Value Consulting of PricewaterhouseCoopers and Financial Times Energy. Inventories increased $48.6 million from the end of 2000 because of the anticipated higher sales in education in its selling season and as a result of acquisitions.

Net prepublication cost decreased $7.1 million from the end of 2000 to $510.9 million, as amortization expense exceeded spending. Prepublication cost spending in the third quarter totaled $72.8 million, an increase of $13.8 million over last year's third quarter spending, which did not include Frank Schaffer
Publications,   Mayfield   Publishing  or  two  months  of  Tribune  Education.
Prepublication cost spending through the third quarter totaled $188.4 million, an increase of $25.0 million over last year's spending for the same period.
Purchases of property and equipment were $69.9 million, $16.8 million higher than the prior year comparable period.

The Board of Directors approved a 4.3% increase in the quarterly common stock dividend to $0.245 per share in January 2001. In 1999, the Board of Directors authorized a stock repurchase program of up to 15 million shares. The repurchased shares will be used for general corporate purposes, including the issuance of shares for the exercise of employee stock options. Purchases under this program may be made from time to time on the open market in private transactions depending on market conditions. Approximately 8.1 million shares have been repurchased under this program.

     "Safe Harbor Statement under the Private Securities Litigation Reform
     ----------------------------------------------------------------------
                                  Act of 1995"
                                  ------------

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

                                    Part II

                               Other Information


Item 1.     Legal Proceedings
            -----------------

In Registrant's Form 10-Q for the quarter ended June 30, 2001, Registrant reported that a summons was served on June 20, 2001 in an action brought by L'Association Francaise des Porteurs d'Emprunts Russes (AFPER) against Standard & Poor's SA (an indirect subsidiary of the Registrant) in the Court of First Instance of Paris, France. In this suit, AFPER, a group of holders of pre-Revolutionary Russian bonds, makes claims against Standard & Poor's and another rating agency for lack of diligence and prudence in their ratings of Russia and Russian debt. AFPER alleges that, by failing to take into account the post-Revolutionary repudiation of pre-Revolutionary Czarist debt by the Soviet government in rating Russia and new issues of Russian debt beginning in 1996, the rating agencies enabled the Russian Federation to issue new debt without repaying the old obligations of the Czarist government. Alleging joint and several liability, AFPER seeks damages of 17.85 billion francs (approximately $2.49 billion), plus 50,000 francs (approximately $7,000) under certain provisions of the French Code of Civil Procedure and legal costs. The Registrant believes that the allegations lack legal or factual merit and intends to vigorously contest the action. During the period covered by this Report on Form 10-Q, no material developments occurred in this litigation.

Item 6.  Exhibits and Reports on Form 8-K                      Page Number
         --------------------------------                      -----------
      (a) Exhibits

     (10) 364-Day Credit  Agreement  dated as of August 14,
          2001 among the  Registrant,  the  lenders  listed
          therein,   and  The  Chase   Manhattan  Bank,  as
          administrative agent, incorporated by reference from the Registrant's Form 8-K dated August 17,
          2001.

     (12) Computation of Ratio of Earnings to Fixed Charges;        22

      (b) Reports on Form 8-K.
          A Form 8-K was filed on, and dated, August 17, 2001, with respect to item 5 of said Form.

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



                                          The McGraw-Hill Companies, Inc.
                                          -------------------------------






Date:                                  By
      --------------------                -------------/s/-----------------
                                                  Robert J. Bahash
                                              Executive Vice President
                                             and Chief Financial Officer






Date:                                  By
      --------------------                -------------/s/-----------------
                                                Kenneth M. Vittor
                                             Executive Vice President
                                                and General Counsel






Date:                                  By
      --------------------                -------------/s/-----------------
                                                Talia M. Griep
                                             Senior Vice President
                                             and Corporate Controller


                                                                    Exhibit (12)
                            The McGraw-Hill Companies, Inc.
                            -------------------------------

                   Computation of Ratio of Earnings to Fixed Charges
                   -------------------------------------------------

                            Periods Ended September 30, 2001
                            --------------------------------



                                                Nine          Twelve
                                                Months        Months
                                               ---------    ---------
                                                  (in thousands)

Earnings
    Earnings from continuing operations
      before income tax expense and
      extraordinary item (Note)                $  589,187   $  758,619
    Fixed charges                                  79,131      106,112
                                               ----------   ----------
Total Earnings                                 $  668,318   $  864,731
                                               ==========   ==========
Fixed Charges (Note)
  Interest expense                             $   48,620   $   66,369
    Portion of rental payments deemed to be
       interest                                    30,511       39,743
                                               ----------   ----------
       Total Fixed Charges                     $   79,131   $  106,112
                                               ==========   ==========
Ratio of Earnings to Fixed Charges                   8.4x         8.1x

(Note) For purposes of computing the ratio of earnings to fixed charges, "earnings from continuing operations before income taxes" excludes undistributed equity in income of less than 50%-owned companies.
        "Fixed charges" consist of (1) interest on debt, and (2) the portion of the company's rental expense deemed representative of the interest factor in rental expense.

        Earnings from continuing operations before income taxes for the nine month and twelve month periods ended September 30, 2001 includes a $6.9 million pretax gain on the sale of real estate, a one-time gain on the sale of DRI ($8.8 million pretax), the write-down of selected assets, the shutdown of the Blue List and the contribution of Rational Investor to mPower.com ($22.8 million pretax).