Form 10-K405
period 2001-12-31
MCGRAW-HILL COMPANIES INC
filed 2002-03-12
CIK 64040

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K


                   For the fiscal year ended December 31, 2001

                          Commission File Number 1-1023

                         THE McGRAW-HILL COMPANIES, INC.
           ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          NEW YORK                                               13-1026995
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

1221 AVENUE OF THE AMERICAS, NEW YORK, N.Y.                      10020
-------------------------------------------                  --------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code           (212) 512-2000

         Securities registered pursuant to Section 12(b) of the Act:

                                                         Name of each exchange
    Title of each class                                  on which registered
    -------------------                                  -----------------------
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

         Securities registered pursuant to Section 12(g) of the Act:

                                      None
                                ----------------
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
           ---

         The aggregate market value of voting stock held by nonaffiliates of the registrant as of February 15, 2002, was $ 12,169,417,580.

         The number of shares of common stock of the registrant outstanding as of February 15, 2002 was 193,421,321 shares.

         Part I, Part II and Part IV incorporate information by reference from the Annual Report to Shareholders for the year ended December 31, 2001. Part III incorporates information by reference from the definitive proxy statement mailed to shareholders March 25, 2002 for the annual meeting of shareholders to be held on April 24, 2002.

                                TABLE OF CONTENTS
                                -----------------
                                     PART I
                                   -----------

Item                                                                                                    Page
----                                                                                                    ----
 1. Business........................................................................................      1

 2. Properties......................................................................................    2 - 3

 3. Legal proceedings...............................................................................     4

 4. Submission of matters to a vote of security holders ............................................     4

    Executive officers of the registrant............................................................     5

                                     PART II
                                   -----------

 5. Market for the registrant's common stock and related stockholder matters........................     6

 6. Selected financial data.........................................................................     6

 7. Management's discussion and analysis of financial condition and results of operations...........     6

7A. Market Risk.....................................................................................     6

 8. Consolidated financial statements and supplementary data........................................     6

 9. Changes in and disagreements with accountants on accounting and financial disclosure............     6

                                    PART III
                                   ----------

10. Directors and executive officers of the registrant..............................................     7

11. Executive compensation..........................................................................     7

12. Security ownership of certain beneficial owners and management..................................     7

13. Certain relationships and related transactions..................................................     7

                                     PART IV
                                    ---------

14. Exhibits, financial statement schedules, and reports on Form 8-K................................   8 - 11

Signatures..........................................................................................  12 - 14

    Exhibits........................................................................................  15 - 18

    Consent of Independent Auditors - Ernst & Young LLP.............................................     19

Supplementary schedule..............................................................................     20

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

The Registrant's 17,135 employees are located worldwide. They perform the vital functions of analyzing the nature of changing demands for information and of channeling the resources necessary to fill those demands. By virtue of the numerous copyrights and licensing, trade, and other agreements, which are essential to such a business, the Registrant is able to collect, compile, and disseminate this information. Most book manufacturing and magazine printing is handled through a number of independent contractors. The Registrant's principal raw material is paper, and the Registrant has assured sources of supply, at competitive prices, adequate for its business needs.

Descriptions of the company's principal products, broad services and markets, and significant achievements are hereby incorporated by reference from Exhibit
(13), pages 6 through 20, containing textual material of the Registrant's 2001 Annual Report to Shareholders.

Information as to Operating Segments

The relative contribution of the operating segments of the Registrant and its subsidiaries to operating revenue, operating profit, long-lived assets and geographic information for the three years ended December 31, 2001 at the end of each year, are included in Exhibit (13), on pages 44 and 45 in the Registrant's 2001 Annual Report to Shareholders and is hereby incorporated by reference.

Item 2.  Properties


The Registrant leases office facilities at 335 locations: 263 are in the United States. In addition, the Registrant owns real property at 14 locations: 11 are in the United States. The principal facilities of the Registrant are as follows:

                                  OWNED        SQUARE
                                    OR          FEET
        LOCATIONS                 LEASED     (THOUSANDS)                 BUSINESS UNIT
DOMESTIC

New York, NY                      leased         876         Various Units: 1221 Ave of the Americas

New York, NY                      leased         946         Standard & Poor's: 55 Water

New York, NY                      leased         518         Various Units: 2 Penn Plaza (See Below)

Hightstown, NJ                    owned
   Office and Data Center                        424         Various Units
   Warehouse                                     406         Leased to non-McGraw-Hill tenant

Blacklick (Gahanna), OH           owned                      Various units
   Book Distr. Ctr.                              558
   Office                                         73

Desoto, TX
   220 E Danieldale
   Book Dist. Ctr.                leased         382         MHE Distribution

Dallas, TX
   420 E Danielsale               leased                     MHE Distribution
   Assembly Plant                                408
   Office                                         10

Dubuque, IA                       owned                      Higher Education
   Office                                        108
   Warehouse                                     273

Grove City, OH
   Warehouse                      leased         305         School

Columbus, OH                      owned          162         Glencoe, SRA, New
                                                             Media, MHE Other

Monterey, CA                      owned
   Office                                        195         Corp/CTB
   Warehouse                                      20         Corp/CTB

Englewood, CO                     owned
   Office                                        127         Corp/Compustat/
   Warehouse                                       5         Financial Services/Healthcare Pub.

Lexington, MA                     leased
   Front                                          57         Various units
   Rear                                           75         & non-McGraw-Hill subtenant

Burr Ridge IL                     leased         130         Various publishing units

Denver, CO                        owned           88         Broadcasting

Indianapolis, IN                  owned           54         Broadcasting

Indianapolis, IN                  leased         127         CTB

Washington, DC                    leased          73         Various operating units

Chicago, IL                       leased         151         Various operating units
                                                             and McGraw-Hill subtenants

Mather, CA                        leased          56         CTB


FOREIGN

Whitby, Canada                    owned
   Office                                         80         McGraw-Hill Ryerson,
   Book Distribution Ctr.                         80         non-McGraw-Hill tenant

Maidenhead, England               leased          83         McGraw-Hill International (U.K.) Ltd.

Jurong, Singapore                 owned           30         Various Units

Jurong, Singapore                 leased          91         Various Publishing Units

During the first quarter of 2001, we sold the owned facility at 29 Hartwell Ave in Lexington, Massachusetts.

In July 2001, we leased an additional floor at 2 Penn Plaza, totaling 58,770 square feet. The lease will be through the period ending March 31, 2020.

During the third quarter of 2001, we sold the owned facility at Western Avenue in Chicago, Illinois.

During the fourth quarter of 2001, we bought the formerly leased TV station facility in Indianapolis, Indiana.

Item 3.  Legal Proceedings

         In Registrant's Form 10-Q for the quarter ended June 30, 2001, Registrant reported that a summons was served on June 20, 2001 in an action brought by L'Association Francaise des Porteurs d'Emprunts Russes (AFPER) against Standard & Poor's SA (an indirect subsidiary of the Registrant) in the Court of First Instance of Paris, France. In this suit, AFPER, a group of holders of pre-Revolutionary Russian bonds, makes claims against Standard & Poor's and another rating agency for lack of diligence and prudence in their ratings of Russia and Russian debt. AFPER alleges that, by failing to take into account the post-Revolutionary repudiation of pre-Revolutionary Czarist debt by the Soviet government in rating Russia and new issues of Russian debt beginning in 1996, the rating agencies enabled the Russian Federation to issue new debt without repaying the old obligations of the Czarist government. Alleging joint and several liability, AFPER seeks damages of 17.85 billion francs (approximately $2.38 billion), plus 50,000 francs (approximately $7,000) under certain provisions of the French Code of Civil Procedure and legal costs. The Registrant believes that the allegations lack legal or factual merit and intends to vigorously contest the action.


Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of Registrant's security holders during the last quarter of the period covered by this Report.

                        Executive Officers of Registrant

       Name              Age                                 Position
       ----              ---                                 --------
Harold McGraw III        53        Chairman of the Board President and Chief Executive Officer

Robert J. Bahash         56        Executive Vice President and Chief Financial Officer

Barbara B. Maddock       51        Executive Vice President, Organizational Effectiveness

Deven Sharma             46        Executive Vice President, Global Strategy

Kenneth M. Vittor        52        Executive Vice President and General Counsel

Peter Watkins            54        Executive Vice President, Information Management and Chief Technology Officer

Scott L. Bennett         52        Senior Vice President, Associate General Counsel and Secretary

Glenn S. Goldberg        43        Senior Vice President, Corporate Affairs and Assistant to the Chairman,
                                          President and Chief Executive Officer

Talia M. Griep           39        Senior Vice President, Corporate Controller

Frank J. Kaufman         57        Senior Vice President, Taxes

Frank D. Penglase        61        Senior Vice President, Treasury Operations

All of the above executive officers of the Registrant have been full-time employees of the Registrant for more than five years except for Peter Watkins and Deven Sharma.

Mr. Watkins, prior to becoming an officer of the Registrant on February 1, 2000, was executive vice president and chief information officer for the Canadian Imperial Bank of Commerce for two and one-half years. Prior to that he was with Ernst & Young Canada for ten years.

Mr. Sharma, prior to becoming an officer of the Registrant on January 15, 2002, was a partner at Booz Allen & Hamilton. During his fourteen years with that firm, he led its U.S. Marketing Board and Customer Manager Initiatives.

                                     PART II

Item 5.  Market for the Registrant's Common Stock and Related Stockholder
         Matters

The approximate number of holders of the Company's common stock as of February 15, 2002 was 5,122.

                                                              2001         2000
                                                              ----         ----
Dividends per share of common stock:
$.245 per quarter in 2001                                    $0.98
$.235 per quarter in 2000                                                 $0.94

Information concerning other matters is incorporated herein by reference from Exhibit (13), from page 52 & 53 of the 2001 Annual Report to Shareholders.

Item 6.  Selected Financial Data

Incorporated herein by reference from Exhibit (13), from the 2001 Annual Report to Shareholders, page 54 and page 55.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Incorporated herein by reference from Exhibit (13), from the 2001 Annual Report to Shareholders, pages 23 to 36.

Item 7A. Market Risk

Incorporated herein by reference from Exhibit (13), from the 2001 Annual Report to Shareholders, page 36.

Item 8.  Consolidated Financial Statements and Supplementary Data

Incorporated herein by reference from Exhibit (13), from the 2001 Annual Report to Shareholders, pages 37 to 50 and pages 52 to 53.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

Information concerning directors is incorporated herein by reference from the Registrant's definitive proxy statement dated March 25, 2002 for the annual meeting of shareholders to be held on April 24, 2002.

Item 11. Executive Compensation

Incorporated herein by reference from the Registrant's definitive proxy statement dated March 25, 2002 for the annual meeting of shareholders to be held on April 24, 2002.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Incorporated herein by reference from the Registrant's definitive proxy statement dated March 25, 2002 for the annual meeting of shareholders to be held April 24, 2002.

Item 13. Certain Relationships and Related Transactions

Incorporated herein by reference from the Registrant's definitive proxy statement dated March 25, 2002 for the annual meeting of shareholders to be held April 24, 2002.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)      1. Financial Statements.

         2. Financial Statement Schedules.

             The McGraw-Hill Companies
           Index to Financial Statements
         And Financial Statement Schedules

                                                                                    Reference
                                                                              -----------------------
                                                                                       Annual Report
                                                                              Form        to Share-
                                                                              10-K     holders (page)
                                                                              ----     --------------
Data incorporated by reference from Annual Report to Shareholders:

    Report of Independent Auditors.........................................                  51
    Consolidated balance sheet at December 31, 2001 and 2000...............                38-39
    Consolidated statement of income for each of the three years in
         the period ended December 31, 2001................................                  37
    Consolidated statement of cash flows for each of the three years in the
         period ended December 31, 2001....................................                  40
    Consolidated statement of shareholders' equity for each of the three
         years in the period ended December 31, 2001.......................                  41
    Notes to consolidated financial statements.............................                42-50
    Quarterly financial information........................................                52-53

    Consent of Independent Auditors........................................    19

    Consolidated schedule for each of the three years in the period ended
    December 31, 2001

      II - Reserves for doubtful accounts and sales returns................    20

All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

The financial statements listed in the above index which are included in the Annual Report to Shareholders for the year ended December 31, 2001 are hereby incorporated by reference in Exhibit (13). With the exception of the pages listed in the above index, the 2001 Annual Report to Shareholders is not to be deemed filed as part of Item 14 (a)(1).

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

(10) Rights Agreement dated as of July 29, 1998 between Registrant and Mellon Investor Services, incorporated by reference from Registrant's Form 8A filed August 3, 1998.

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

(10)* Registrant's Senior Executive Severance Plan, incorporated by reference from Registrant's Form 10-K for the year ended December 31, 2000.

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


(10)* Resolutions amending certain of Registrant's equity and compensation plans, as adopted on February 23, 2000, with respect to definitions of "Cause" and "Change of Control" contained therein, incorporated by reference from Registrant's Form 10-K for the year ended December 31, 2000.


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

(13) Registrant's 2001 Annual Report to Shareholders. Such Report, except for those portions thereof which are expressly incorporated by reference in this Form 10-K, is furnished for the information of the Commission and is not deemed "filed" as part of this Form 10-K.

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

The McGraw-Hill Companies, Inc.
-------------------------------
          Registrant




By: /s/ Kenneth M. Vittor
    ------------------------------------------
    Kenneth M. Vittor
    Executive Vice President and
    General Counsel
    March 12, 2002


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 12, 2002 on behalf of Registrant by the following persons who signed in the capacities as set forth below under their respective names. Registrant's board of directors is comprised of eleven members and the signatures set forth below of individual board members, constitute at least a majority of such board.




    /s/ Harold McGraw III
    ------------------------------------------
    Harold McGraw III
    Chairman, President and
    Chief Executive Officer




    /s/ Robert J. Bahash
    ------------------------------------------
    Robert J. Bahash
    Executive Vice President and
    Chief Financial Officer

    /s/ Talia M. Griep
    ------------------------------------------
    Talia M. Griep
    Senior Vice President
    and Corporate Controller




    /s/ Pedro Aspe
    ------------------------------------------
    Pedro Aspe
    Director




    /s/ Sir Winfried F.W. Bischoff
    ------------------------------------------
    Sir Winfried F.W. Bischoff
    Director




    /s/ Vartan Gregorian
    ------------------------------------------
    Vartan Gregorian
    Director




    /s/ Linda Koch Lorimer
    ------------------------------------------
    Linda Koch Lorimer
    Director




    /s/ Robert P. McGraw
    ------------------------------------------
    Robert P. McGraw
    Director




    /s/ Lois Dickson Rice
    ------------------------------------------
    Lois Dickson Rice
    Director

    /s/ James H. Ross
    ------------------------------------------
    James H. Ross
    Director




    /s/ Edward B. Rust, Jr.
    ------------------------------------------
    Edward B. Rust, Jr.
    Director




    /s/ Sidney Taurel
    ------------------------------------------
    Sidney Taurel
    Director

                                Table of Contents
                                -----------------

                        EXHIBITS AND FINANCIAL STATEMENTS
                       ----------------------------------

EXHIBIT                                                                                                    PAGE
-------                                                                                                    ----
(12)     Computation of Ratio of Earnings to Fixed Charges...............................................  15-16

(13)     Registrant's 2001 Annual Report to Shareholders.................................................    -

(21)     Subsidiaries of Registrant......................................................................  17-18

(23)     Consent of Ernst & Young LLP Independent Auditors...............................................    19

Schedule II Reserves for Doubtful Accounts and Sales Returns.............................................    20