Form 10-Q
period 2002-03-31
MCGRAW-HILL COMPANIES INC
filed 2002-04-25
CIK 64040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                                 FORM 10-Q


[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2002

                       Commission File Number 1-1023

                      THE MCGRAW-HILL companies, INC.
---------------------------------------------------------------------------
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

Registrant's telephone number, including area code (212) 512-2000
                                                   ------------------
                                Not Applicable
---------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        YES  [X]         NO  [ ]

On April 15, 2002 there were approximately 194.3 million shares of common stock (par value $1.00 per share) outstanding.

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

   Item 1.  Financial Statements
   -------
             Consolidated Statement of Income for
             the three months ended March 31, 2002 and 2001          3

             Consolidated Balance Sheet at March 31, 2002,
             December 31, 2001 and March 31, 2001                    4-5

             Consolidated Statement of Cash Flows for the three      6
             months ended March 31, 2002 and 2001

             Notes to Consolidated Financial Statements              7-13

   Item 2.  Management's Discussion and Analysis of Operating
   ------   Results and Financial Condition                         14-19

   Item 3.  Quantitative and Qualitative Disclosures About
   ------   Market Risk                                              19

Part II.  OTHER INFORMATION
---------------------------

   Item 1.  Legal Proceedings                                        19
   ------


   Item 6.  Exhibits and Reports on Form 8-K                        19-21
   ------

                                    Part I

                             Financial Information

Item 1.  Financial Statements
         ---------------------

                        The McGraw-Hill Companies, Inc.
                        -------------------------------
                       Consolidated Statement of Income
                        -------------------------------
                  Three Months Ended March 31, 2002 and 2001
                  ------------------------------------------

                                                      2002           2001
                                                   -----------    -----------
                                                     (in thousands, except
                                                        per-share data)

Operating revenue                                     $ 846,652      $ 846,397
Expenses:
   Operating                                            403,431        412,462
   Selling and general                                  330,444        321,570
  Depreciation                                           23,684         22,624
  Amortization of intangibles and prepublication
    Costs                                                43,002         37,698
  Goodwill amortization  (Note 10)                          -           14,031
                                                    -----------    -----------
      Total expenses                                    800,561        808,385

Other income - net                                        7,054         12,024
                                                    -----------    -----------
Income from operations                                   53,145         50,036

Interest expense - net                                    6,422         16,880
                                                    -----------    -----------

Income before taxes on income                            46,723         33,156

Provision for taxes on income                            17,521         12,765
                                                    -----------    -----------
Net income                                            $  29,202      $  20,391
                                                    ===========    ===========
Basic earnings per common share                       $    0.15      $    0.11

Diluted earnings per common share                     $    0.15      $    0.10

Average number of common
   shares outstanding:  (Note 11)
   Basic                                                192,889        193,957
   Diluted                                              194,967        195,963


                         The McGraw-Hill Companies, Inc.
                         -------------------------------
                            Consolidated Balance Sheet
                            --------------------------

                                            March 31,     Dec. 31,     March 31,
                                              2002          2001         2001
                                           ----------   -----------   ----------
                                                      (in thousands)
ASSETS

Current assets:
   Cash and equivalents                       $ 20,782      $ 53,535    $ 22,723
   Accounts receivable (net of allowance
     for doubtful accounts and sales
     returns)  (Note 5)                        826,056     1,038,308     866,078
   Inventories (Note 5)                        443,985       402,647     435,766
   Deferred income taxes                       218,795       218,676     196,313
   Prepaid and other current assets (Note 6)   134,224        99,781     151,830
                                            ----------    ----------  ----------
       Total current assets                  1,643,842     1,812,947   1,672,710
                                            ----------    ----------  ----------

Prepublication costs (net of accumulated
  amortization) (Note 5)                       558,567       557,295     530,766

Investments and other assets:
   Investment in Rock-McGraw, Inc. - at
     Equity                                    108,614       105,538      98,332
   Prepaid pension expense                     225,772       211,582     172,623
   Other                                       224,412       200,443     221,275
                                            ----------    ----------  ----------
      Total investments and other assets       558,798       517,563     492,230
                                            ----------    ----------  ----------

Property and equipment  -  at cost           1,078,312     1,078,730   1,043,111
   Less - accumulated depreciation             639,656       623,790     618,773
                                            ----------    ----------  ---------
       Net property and equipment             438,656        454,940    424,338

Goodwill - net (Note 10)                     1,229,838     1,231,028   1,181,115
Copyrights - net (Note 10)                     346,458       353,252     385,726
Other intangible assets - net (Note 10)        224,855       234,166     191,917
                                            ----------    ----------  ----------
      Total Assets                          $5,001,014    $5,161,191  $4,878,802
                                            ==========    ==========  ==========


                         The McGraw-Hill Companies, Inc.
                         -------------------------------
                            Consolidated Balance Sheet
                            --------------------------

                                             March 31,    Dec. 31,     March 31,
                                               2002         2001         2001
                                            ----------  -----------   ----------
                                                      (in thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Notes payable                            $  228,887    $  222,953  $  244,475
   Accounts payable                            289,428       339,541     278,584
   Accrued liabilities                         245,840       385,712     221,395
   Income taxes currently payable               67,623        77,628      79,787
   Unearned revenue                            530,450       508,055     499,012
   Other current liabilities (Notes 4 & 6)     343,761       342,504     354,917
                                            ----------    ----------  ----------
       Total current liabilities             1,705,989     1,876,393   1,678,170
                                            ----------    ----------  ----------
Other liabilities:
   Long-term debt (Note 7)                     856,410       833,571     876,319
   Deferred income taxes                       182,953       190,334     170,131
   Accrued postretirement healthcare and
     other benefits                            175,213       175,844     176,985
   Other non-current liabilities               221,960       231,164     228,532
                                            ----------    ----------  ----------
      Total other liabilities                1,436,536     1,430,913   1,451,967
                                            ----------    ----------  ----------
      Total liabilities                      3,142,525     3,307,306   3,130,137
                                            ----------    ----------  ----------
Shareholders' equity (Notes 8 & 9):
   Capital stock                               205,852       205,852     205,852
   Additional paid-in capital                   66,836        64,638      54,703
   Retained income                           2,272,407     2,292,342   2,077,971
   Accumulated other comprehensive income     (130,977)     (126,860)  (129,290)
                                            ----------    ----------  ----------
                                             2,414,118     2,435,972   2,209,236

   Less - common stock in treasury-at cost     541,946       566,775     441,808
   Unearned compensation on restricted stock    13,683        15,312      18,763
                                            ----------    ----------  ----------
      Total shareholders' equity             1,858,489     1,853,885   1,748,665
                                            ----------    ----------  ----------
      Total Liabilities & Shareholders'
         Equity                             $5,001,014    $5,161,191  $4,878,802
                                            ==========    ==========  ==========

                         The McGraw-Hill Companies, Inc.
                         -------------------------------
                      Consolidated Statement of Cash Flows
                      ------------------------------------
                   Three Months Ended March 31, 2002 and 2001
                --------------------------------------------------

                                                           2002         2001
                                                        ----------    ---------
Cash flows from operating activities                         (in thousands)
---------------------------------------------
Net income                                                  $29,202     $20,391
Adjustments to reconcile net income to
    cash provided by operating activities:
   Depreciation                                              23,684      22,624
   Amortization of goodwill and intangibles                   9,933      21,232
   Amortization of prepublication costs                      33,069      30,497
   Gain on the sale of real estate                             -         (6,925)
   Provision for losses on accounts receivable                6,720      10,958
   Other                                                     (3,075)     (3,114)
Changes in assets and liabilities net of effect of
    Acquisitions and dispositions:
   Decrease in accounts receivable                          199,907     222,051
   Increase in inventories                                  (42,069)    (45,985)
   Increase in prepaid and other current assets             (34,913)    (30,389)
   Decrease in accounts payable and accrued expenses       (189,916)   (176,101)
   Increase in unearned revenue                              24,759      13,690
   Increase in other current liabilities                      1,809      28,369
   (Decrease) / increase in interest and income taxes
     currently payable                                       (6,317)     32,025
   (Decrease) / increase in deferred income taxes            (1,365)        709
   Net change in other assets and liabilities               (25,970)    (10,001)
---------------------------------------------------       ---------   ---------
Cash provided by operating activities                        25,458     130,031
---------------------------------------------------       ---------   ---------
Investing activities
-------------------------
   Investment in prepublication costs                       (34,853)    (37,190)
   Purchases of property and equipment                       (9,386)    (19,862)
   Acquisition of businesses and equity interests             3,299    (107,794)
   Disposition of property, equipment and businesses            314      10,587
   Additions to technology projects                         (21,894)     (1,668)
---------------------------------------------------       ---------   ---------
   Cash used for investing activities                       (62,520)   (155,927)
---------------------------------------------------       ---------   ---------
Financing activities
----------------------------
   Additions to short-term debt - net                        29,099      75,688
   Dividends paid to shareholders                           (49,137)    (47,565)
   Repurchase of treasury shares                             (5,653)     (5,451)
   Exercise of stock options                                 30,630      25,045
   Other                                                       (111)       (100)
---------------------------------------------------       ---------   ---------
Cash provided by financing activities                         4,828      47,617
---------------------------------------------------       ---------   ---------
Effect of exchange rate fluctuations on cash                   (519)     (2,169)
                                                          ---------   ---------
Net change in cash and equivalents                          (32,753)     19,552

Cash and equivalents at beginning of period                  53,535       3,171
---------------------------------------------------       ---------   ---------
Cash and equivalents at end of period                       $20,782     $22,723
                                                          =========   =========

                       The McGraw-Hill Companies, Inc.
                       -------------------------------
                  Notes to Consolidated Financial Statements
                  ------------------------------------------


1. The financial information in this report has not been audited, but in the opinion of management all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly such information have been included. The operating results for the three months ended March 31, 2002 and 2001 are not necessarily indicative of results to be expected for the full year due to the seasonal nature of some of the Company's businesses. The financial statements included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

   Certain prior year amounts have been reclassified for comparability purposes.


2. The following table is a reconciliation of the Company's net income to comprehensive income for the three month period ended March 31:


                                                   2002           2001
                                               -----------    -----------
                                                      (in thousands)

   Net income                                     $ 29,202       $ 20,391

   Other comprehensive income, net of tax:
   Foreign currency translation adjustments         (4,117)       (18,932)
                                               -----------    -----------
   Total other comprehensive income                 (4,117)       (18,932)
                                               -----------    -----------
   Comprehensive income                           $ 25,085        $ 1,459
                                               ===========    ===========

3. The Company has three reportable segments: McGraw-Hill Education, Financial Services, and Information and Media Services. McGraw-Hill Education is one of the premier global educational publishers serving the elementary and high school, college and university, professional and international markets. The Financial Services segment consists of Standard & Poor's operations including ratings, indexes, related financial and investment analysis and information, and corporate value services. The Information and Media Services segment includes business and professional media offering information, insight and analysis.

   Operating profit by segment is the primary basis for the chief operating decision maker of the Company, the Executive Committee, to evaluate the performance of each segment. A summary of operating results by segment for the three months ended March 31, 2002 and 2001 follows:

                       The McGraw-Hill Companies, Inc.
                       -------------------------------
                  Notes to Consolidated Financial Statements
                  ------------------------------------------

                                            2002                  2001
                                     -------------------   -------------------
                                         Operating             Operating
                                     Revenue    Profit    Revenue     Profit
                                     --------   --------  --------    --------
                                                 (in thousands)
   McGraw-Hill Education             $281,621   $(71,810) $ 307,758   $(57,831)
   Financial Services                 380,878    133,254    345,181    106,608
   Information and Media Services     184,153     11,962    193,458     13,672
   --------------------------------  --------   --------   --------   --------
   Total operating segments           846,652     73,406    846,397     62,449
   General corporate expense              -      (20,261)       -      (12,413)
   Interest expense - net                 -       (6,422)       -      (16,880)
   --------------------------------  --------   --------   --------   --------
   Total Company                     $846,652   $ 46,723*  $846,397   $ 33,156*
                                     ========   ========   ========   ========

   *Income before taxes on income.


4. In the fourth quarter of 2001, the Company announced a worldwide restructuring program that includes the exiting of certain businesses, product lines and markets in each of its operating segments. As part of the restructuring program, the Company is focusing its resources on those businesses and products with higher profit margins and improving the effectiveness of the organization. As a result, the Company recorded a restructuring and asset impairment charge of $159.0 million pre-tax. This charge is comprised of $62.1 million for McGraw-Hill Education, $43.1 million for Financial Services, $34.9 million for Information and Media Services and $18.9 million for Corporate. The after-tax charge recorded was $112.0 million, or 57 cents per diluted share. All of the restructuring expenses were classified as operating expenses on the Consolidated Statement of Income at December 31, 2001.

   The restructuring that was recorded at December 31, 2001 consisted of the following:

                                                    (in millions)
            Employee severance and benefit costs       $  30.2
            Asset impairment losses                      128.8
                                                       -------
                  Total                                $ 159.0
                                                       =======

   Employee severance and benefit costs of $30.2 million includes a planned workforce reduction of approximately 925 people related to the exiting of certain business activities, product lines and publishing programs to be discontinued or curtailed, and other efforts to improve the effectiveness of the organization. Through March 31, 2002, 348 employees have been terminated and $7.1 million of employee severance and benefit costs were paid.


                       The McGraw-Hill Companies, Inc.
                       -------------------------------
                  Notes to Consolidated Financial Statements
                  ------------------------------------------

   Asset   impairment   losses  of  $128.8  million   included  $92.8  million
   associated  with  the  closing  of  the  McGraw-Hill  Education's  business
   training   coursework   operation,   the  disposing  of  the  non-strategic
   properties in the investment  services area and costs  associated  with the disposal  and  write-down  of goodwill  and other  long-lived  assets.  The remaining  balance at  December  31,  2001 of $36.0  million  is  primarily
   impairment   losses  on   Construction   Information   Group's   e-commerce
   investments and the emerging technology  investments in the venture fund as the  Company  has  decided  to  scale  back  on  those  initiatives.  Those impairment losses reflected the permanent  write-down of the investments to fair value that was  determined  based upon the earnings  capability of the related investees.

   The restructuring is expected to be completed by December 31, 2002.  At
   March 31, 2002, the remaining reserve, which is included in other current liabilities, was approximately $32.3 million and comprised $23.1 million for employee severance and benefit costs and $9.2 million for other costs;
   primarily, contract termination costs.


5. The allowance for doubtful accounts and sales returns, the components of inventory and the accumulated amortization of prepublication costs were as follows:

                                            March 31,    Dec. 31,    March 31,
                                              2002         2001        2001
                                           ----------  ----------   ----------
                                                     (in thousands)


   Allowance for doubtful accounts           $146,172     $147,855     $136,391
                                           ==========   ==========   ==========
   Allowance for sales returns               $107,514     $129,034     $101,036
                                           ==========   ==========   ==========
   Inventories:
   Finished goods                            $392,518     $340,488     $365,969
   Work-in-process                             21,147       30,595       23,598
   Paper and other materials                   30,320       31,564       46,199
                                           ----------   ----------   ----------
   Total inventories                         $443,985     $402,647     $435,766
                                           ==========   ==========   ==========
   Accumulated amortization of
     Prepublication costs                    $740,878     $910,720     $697,643
                                           ==========   ==========   ==========


6. A subsidiary of J.J. Kenny Co. acts as an undisclosed agent in the purchase and sale of municipal securities for broker-dealers and dealer banks and the Company had $240.2 million of matched purchase and sale commitments at March 31, 2002. Only those transactions not closed at the settlement date are reflected in the balance sheet as receivables and payables.

                       The McGraw-Hill Companies, Inc.
                       -------------------------------
                  Notes to Consolidated Financial Statements
                  ------------------------------------------


7. A summary of long-term debt follows:

                                         March 31,     Dec. 31,     March 31,
                                            2002         2001         2001
                                        ----------   ----------   ----------
                                                       (in thousands)
   Commercial paper supported by
      bank revolving credit agreements     $854,960     $800,080     $874,560
   Extendible commercial notes                 -          32,000         -
   Other                                      1,450        1,491        1,759
                                         ----------   ----------   ----------
   Total long-term debt                    $856,410     $833,571     $876,319
                                         ==========   ==========   ==========


8. Common shares reserved for issuance for conversions and stock based awards were as follows:
                                          March 31,    Dec. 31,     March 31,
                                           2002          2001        2001
                                        ----------    ----------   ----------

  $1.20 convertible preference stock
      at the rate of 13.2 shares for each
      Share of preference stock             17,530        17,530       17,530
   Stock based awards                   20,278,945    21,136,084   22,617,323
                                        ----------    ----------   ----------
                                        20,296,475    21,153,614   22,634,853
                                        ==========    ==========   ==========


9. Cash dividends per share declared during the three months ended
   March 31, 2002 and 2001 were as follows:

                                    2002       2001
                                    ----       ----

   Common stock                   $.255       $.245
   Preference stock                .300        .300


10.Effective  as of January 1, 2002,  the Company  adopted  Statement  of
   Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill and other intangible assets with indefinite lives are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise. During the year ended December 31, 2001, the Company started the required transitional impairment review of goodwill. This review required the Company to estimate the fair value of its identified reporting units as of December 31, 2001. For each of the reporting units, the estimated fair value was determined utilizing the expected present value of the future cash flows of the units. In all instances, the estimated fair value of the reporting units exceeded their book values and therefore no write-down of goodwill was required as of March 31, 2002.

                       The McGraw-Hill Companies, Inc.
                       -------------------------------
                  Notes to Consolidated Financial Statements
                  ------------------------------------------

   The following table reflects unaudited pro forma results of operations of the Company, giving effect to SFAS No. 142 as if it were adopted on January 1, 2001: (in thousands except earnings per share)

                                                      Three Months Ended
                                                           March 31,
                                                       2002          2001
                                                   ----------     ----------

   Net income, as reported                           $ 29,202       $ 20,391
   Add back: amortization expense, net of tax             -            8,629
                                                   ----------     ----------
   Pro forma net income                              $ 29,202       $ 29,020
                                                   ==========     ==========
   Basic earnings per common share:
     As reported                                     $   0.15       $   0.11
     Pro forma                                       $   0.15       $   0.15
   Diluted earnings per common share:
     As reported                                     $   0.15       $   0.10
     Pro forma                                       $   0.15       $   0.15

   The following table summarizes the activity in goodwill for the periods indicated: (in thousands)

                                   Three Months  Twelve Months   Three Months
                                      Ended          Ended          Ended
                                     March 31,     December 31,     March 31,
                                      2002            2001           2001
                                  ------------    ------------  ------------
   Beginning balance              $  1,231,028    $  1,155,268   $ 1,155,268
   Net change from acquisitions
     And dispositions                      -           188,657        45,281
   Amortization expense                    -           (56,636)      (14,031)
   Other                                (1,190)        (56,261)       (5,403)
                                  ------------    ------------   -----------
       Total                      $  1,229,838    $  1,231,028   $ 1,181,115
                                  ============    ============   ===========

   The following table summarizes net goodwill by segment: (in thousands)

                                    March 31,      December 31,    March 31,
                                      2002            2001           2001
                                  ------------    ------------  ------------

   McGraw-Hill Education          $    853,254    $    853,829  $    875,589
   Financial Services                  287,785         288,400       262,834
   Information & Media Services         88,799          88,799        42,692
                                  ------------    ------------  ------------
       Total                      $  1,229,838    $  1,231,028  $  1,181,115
                                  ============    ============  ============

                       The McGraw-Hill Companies, Inc.
                       -------------------------------
                  Notes to Consolidated Financial Statements
                  ------------------------------------------


   The following table summarizes other intangibles subject to amortization at the dates indicated: (in thousands)

                                   Three Months   Twelve Months   Three Months
                                      Ended           Ended          Ended
                                     March 31,     December 31,     March 31,
                                       2002           2001            2001
                                  ------------   ------------    ------------

   Copyrights                     $    538,963   $    538,784    $    538,960
   Accumulated amortization           (192,505)      (185,532)       (153,234)
                                  ------------   -------------   ------------
   Net copyrights                      346,458        353,252         385,726
                                  ------------   -------------   ------------
   Other intangibles                   276,574        276,788         222,708
   Accumulated amortization            (89,784)      (80,687)         (68,856)
                                  ------------   -------------   ------------
   Net other intangibles               186,790        196,101         153,852
                                  ------------   -------------   ------------
    Total                         $    533,248   $    549,353    $    539,578
                                  ============   ============    ============


   The following table summarizes other intangibles not subject to amortization at the dates indicated: (in thousands)

                                   Three Months   Twelve Months   Three Months
                                     Ended           Ended           Ended
                                    March 31,      December 31,     March 31,
                                      2002            2001           2001
                                  ------------   ------------    ------------

  FCC Licenses                    $     38,065   $     38,065    $     38,065
                                  ------------   ------------    ------------
       Total                      $     38,065   $     38,065    $     38,065
                                  ============   ============    ============

   Amortization  expense  for other  intangibles  totaled  $9.9  million and
   $7.2  million  for the  three  months  ended  March  31,  2002 and  2001,
   respectively.   Amortization   expense  for  the  twelve   months   ended
   December 31, 2001 totaled $34.9 million.

11. A reconciliation of the number of shares used for calculating basic earnings per common share and diluted earnings per common share for the three months ended March 31, 2002 and 2001 follows:

                                                         2002         2001
                                                      ----------  ----------
                                                           (in thousands)

   Average number of common shares outstanding           192,889     193,957
   Effect of stock options and other dilutive securities   2,078       2,006
                                                      ----------  ----------
   Average number of common shares outstanding including
     effect of dilutive securities                       194,967     195,963
                                                      ==========  ==========

   Restricted performance shares outstanding at March 31, 2002 of 493,000 were not included in the computation of diluted earnings per common shares because the necessary vesting conditions have not yet been met.

                       The McGraw-Hill Companies, Inc.
                       -------------------------------
                  Notes to Consolidated Financial Statements
                  ------------------------------------------

12.In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires that the fair value of the liability for an asset retirement obligation be recognized in the period which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived assets. This statement is effective January 1, 2003. The Company is currently evaluating this pronouncement and does not believe it will have a material impact on its financial statements.

   In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and to address significant implementation issues. The framework of SFAS No. 144 was established in SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. The Company does not expect that the adoption of SFAS No. 144 will have a material impact on its financial statements.

Item 2.     Management's Discussion and Analysis of Operating Results and
-------    --------------------------------------------------------------
                            Financial Condition
                            -------------------

Operating Results - Comparing Three Months Ended March 31, 2002 and 2001
------------------------------------------------------------------------
Consolidated Review
-------------------

The Segment Review that follows is incorporated herein by reference.

Operating revenue for the first quarter remains flat at $846.7 million, as compared to prior year's first quarter. The revenue increase in the Financial Services segment was offset by declines in the McGraw-Hill Education and the Information and Media Services segments. Net income was $29.2 million, an increase of $8.8 million, or 43.2%, over the first quarter of 2001. Results from operations reflect the acquisitions of Frank Schaffer Publications, in May 2001, recorded in McGraw-Hill Education, Corporate Value Consulting (CVC) in August 2001, recorded in Financial Services and Financial Times Energy, in September 2001, recorded in Information and Media Services. Beginning January 2002, in accordance with Statement of Financial Accounting Standards No. 142 (SFAS No.
142), Goodwill and Other Intangible Assets, the Company no longer amortizes goodwill. The impact of SFAS No. 142 was $14.0 million, or 5 cents per diluted earnings per share, for the first quarter 2002 comparative. The 2001 first quarter net income includes a $6.9 million pre-tax gain related to the sale of real estate, or 2 cents per diluted share, and is recorded in other income.

The first quarter represents the Company's smallest quarter due to the seasonal aspect of the Company's educational publishing operations.

Total expenses in 2002 decreased 1.0% due to cost containment activities and some volume related savings, and non-amortization of goodwill, somewhat offset by increases due to normal recurring expenses and investment in new and acquired products and services. For 2002, combined printing, paper and distribution prices are now expected to decrease an additional 0.2%, for a total decrease of 3.2%, due to the results of successful supplier negotiations and weak market conditions.

Net interest expense decreased 62.0% to $6.4 million from $16.9 million in the first quarter of 2001. The primary reasons for the decrease is a reduction in total debt as compared to the first quarter of 2001, which had high acquisition related debt, and a reduction in the average interest rate. The average interest rate on commercial paper borrowings decreased from 6.2% in 2001 to 1.9% in 2002.

The provision for taxes as a percent of income before taxes is 37.5%, as compared to 38.5% for the first quarter of 2001, due primarily to the adoption of SFAS No. 142.

Segment Review
--------------
McGraw-Hill Education's revenue decreased 8.5% over the prior year's first quarter to $281.6 million. The operating loss increased 24.2% to $71.8 million over the prior year's first quarter. The segment's operating results include the acquisition of Frank Schaffer Publications in May of 2001, and the impact of the accounting change pursuant to Statement of Financial Accounting Standards No. 142 (SFAS No. 142) Goodwill and Other Intangible Assets. The impact of SFAS No. 142 on this segment was $9.6 million. Solid results in McGraw-Hill Higher Education partially offset a seasonally slow performance in the elementary-high school business and declines in the international and professional units.

SRA/McGraw-Hill, Macmillan/McGraw-Hill and Glencoe/McGraw-Hill were negatively impacted by the change in adoption opportunities and non-adoption opportunities within key states. These three large business units, within the School Education Group, experienced reductions primarily in the adoption opportunities within North Carolina and California. Most of the decline is occurring in North Carolina due to the size of the adoptions and ordering patterns. North Carolina ordered early in 2001 for Reading and Literature. This year the state is adopting Music and Art, which represent a smaller market. In California in 2001, SRA/McGraw-Hill secured a large sale to the Los Angeles school district of Open Court Reading, which will not be repeated in 2002. SRA/McGraw-Hill did have higher sales of its Open Court Reading and Direct Instruction in Texas, as well as increased revenue from Everyday Math. The Wright Group/McGraw-Hill continues to recover from distribution and integration related issues. The new intervention program, Fast Track Reading, is showing promise in California. Although scoring sales and norm reference test sales were higher in the first quarter 2002 than the same period in 2001, they were more than offset by declines in custom contract revenue at CTB/McGraw-Hill. The shortfall in custom contracts reflects both timing, and, to a lesser extent, non-repeat business or contract changes for some major contracts. Contracts that had reduced revenue recognition due to the timing of milestones include Alaska's Comprehensive System of Student Assessment, the California English Language Development test, Maryland's High School Assessment and Indiana's ISTEP (Indiana State Testing for Educational Progress). McGraw-Hill/Children's Publishing showed strong growth, primarily from the acquisition of Frank Schaffer Publications.

McGraw-Hill Higher Education, Professional and International Group had a revenue decline despite McGraw-Hill Higher Education having a solid start on frontlist sales, particularly Business and Economics. Some of the more important titles include McConnell, Economics, 15/e; Larson, Fund Accounting Principles, 16/e; Garrison, Managerial Accounting, 10/e; and Schiller, Economy Today, 10/e. McGraw-Hill Professional's revenue declined from the first quarter 2001 level as all three of its major imprints experienced a decrease, with the largest occurring in Science, Technical and Medical. Contributing significantly to the Science, Technical and Medical decrease was the successful release of Harrison's Principles of Internal Medicine, 15/e, in the first quarter 2001 which will not be repeated in 2002. In addition, the change to a "credit card only" policy at the beginning of 2002 in the direct marketing channel further reduced 2002 first quarter revenue. Trade sales fell and the Osborne Media Group, the computing product line, continued to decline largely due to continued softness in the investing/business and computer/technology markets. While the domestic economy had started to weaken in the first quarter of 2001, the dramatic decline that occurred in the latter half of the year is still being felt in both of these markets. International revenue also declined significantly from the first quarter 2001. As with McGraw-Hill Professional, the decline in revenue from Harrison's Principles of Internal Medicine, 15/e, was an important contributor to the International variance, particularly in Asia. Softness in the Latin America region from economic instability in key markets also contributed to the shortfall. Weak sales of professional titles, especially those in computing across all markets, negatively impacted results. McGraw-Hill/Contemporary showed very strong growth primarily due to providing educational materials to assist students with the new GED test.

Financial Services' revenue increased 10.3% to $380.9 million and operating profit increased 25.0% to $133.2 million over 2001 first quarter results. The SFAS No. 142 accounting change contributed $3.6 million to operating profit of this segment. Standard & Poor's Credit Market Services revenue and operating profit experienced double-digit increases based on a favorable interest rate environment and strong growth in the structured finance area. Public finance also contributed favorably to the results as a combination of falling tax receipts and low-interest spurred growth in the public finance market. International revenue and revenue from non-traditional products grew at significantly faster rates than the domestic traditional business. New issue dollar volume in the U.S. market was off 8.3% and unit volume declined 2.9% in the first quarter, according to Securities Data. In Europe, new issue dollar volume fell 23.7% and unit volume was off 21.4%, according to Bondware. U.S. Corporate new issue dollar volume was off 22.2% in the first quarter while U.S. municipal issuance was up 11.5% and U.S. mortgage-backed volume climbed 35.5%. U.S. asset-backed issuance was off 2.2%. The change in accounting due to SFAS NO. 142 had a negligible impact on Standard & Poor's Credit Market Services. Investment Services showed a decline in revenue primarily due to shortfalls in its Internet redistribution and foreign exchange markets and retail brokerage services. Investment Services operating profit benefited significantly from the change in accounting under SFAS NO. 142, and to a lesser degree the sale of fundamental data and analytics by S&P Compustat and the growth in the Index Alert Service.

Information and Media Services' revenue decreased $9.3 million, or 4.8%, to $184.2 million from 2001 first quarter results. Operating profit decreased $1.7 million, or 12.5%, to $12.0 million from 2001 first quarter results. The acquisition of Financial Times Energy in September 2001 and the change in accounting pursuant to SFAS No. 142 contributed positively to operating profit. Revenue declined at both the Business-to-Business and Broadcasting Groups.

At Business Week, advertising pages in the first quarter were off 33.4%, according to the Publishers Information Bureau, with one fewer issue published, but the same number of issues recognized for revenue recognition purposes. Aviation Week and the Healthcare Information Group were also impacted by the softness in the advertising market. The Construction Information Group's revenue declines for Dodge and Engineering News Record were more than offset by cost savings, especially at Dodge and Sweets. Platts produced solid gains on both its base business and from the Financial Times Energy acquisition, as volatility in the petroleum market continued to increase the demand for information.

At Broadcasting, weakness in the local advertising markets, mainly in Denver, more than offset increased political revenues. The Olympics on NBC, a competing network, also negatively impacted results. National time sales were up in most markets.

Financial Condition
-------------------

The Company continues to maintain a strong financial position. Cash flow from operations decreased to $25.5 million in 2002 compared with $130.0 million in the first quarter of 2001. The decrease in cash provided by operating activities primarily relates to a decrease in the change in accounts receivable and income taxes payable and an increase in the change in accounts payable. Total debt increased $28.8 million since year-end, reflecting the seasonal spending on inventory and prepublication costs, and dividend payments. The Company's strong presence in the school and higher education markets significantly impacts the seasonality of its earnings and borrowing patterns during the year, with the Company borrowing during the first half of the year and generating cash in the second half of the year, primarily in the fourth quarter.

Commercial paper borrowings at March 31, 2002 totaled $1.1 billion, an increase of $60.6 million from December 31, 2001. The Company's 364-day revolving credit facility agreement provides that the Company may borrow until August 13, 2002, on which date the facility commitment terminates and the maturity of such borrowings may not be later than August 13, 2003. The Company pays a facility fee of 5 basis points on the 364-day facility (whether or not amounts have been borrowed) and borrowings may be made at 15 points above LIBOR. The Company anticipates that it will renew the 364-day facility. The commercial paper borrowings are also supported by a $625 million 5-year revolving credit facility. Both facilities contain certain covenants, and the only financial covenant requires that the Company not exceed indebtedness to cash flow ratio, as defined, of 4 to 1 at any time. This restriction has never been exceeded. At March 31, 2002 there were no borrowings under either facility. Eighty percent or $855.0 million of the commercial paper borrowings outstanding are classified as long-term.

Extendible Commercial Notes (ECNs) replicate commercial paper, except that the Company has an option to extend the note beyond its initial redemption date to a maximum final maturity of 390 days. However, if exercised, such an extension is at a higher reset rate, which is at a predetermined spread over LIBOR, and is related to the Company's commercial paper rating at the time of extension. As a result of the extension option, no backup facilities for these borrowings are required. As is the case with commercial paper, ECNs have no financial covenants. There were no ECNs outstanding at March 31, 2002.

Under a shelf registration that became effective with the Securities and Exchange Commission in 1990, an additional $250 million of debt securities can be issued. Debt could be used to replace a portion of the commercial paper borrowings with longer-term securities if and when market conditions warrant.

Gross accounts receivable of $1.1 billion decreased $235.5 million from the end of 2001 primarily from seasonal collections from the educational publishing business and improved collection processes. Inventory increased $41.3 million from the end of 2001 to $444.0 million as the Company prepares itself for the school and higher education publishing selling season later this year and because of the Frank Schaffer Publication acquisition.

Net prepublication cost increased $1.3 million from the end of 2001 to $558.6 million due to spending for school, higher education, children's and professional publishing titles. Prepublication cost spending in the first quarter totaled $34.9 million, a decrease of $2.3 million compared with last year's first quarter spending. Spending is expected to increase over the remainder of the year. Purchases of property and equipment were $9.4 million, $10.5 million lower than the prior year. Spending is expected to be lower than the comparative prior year period for the remainder of the year.

The Board of the Directors approved a 4.1% increase in the quarterly common stock dividend to 25.5 cents per share. In 1999, the Board of Directors authorized a stock repurchase program of up to 15 million shares. The repurchased shares will be used for general corporate purposes, including the issuance of shares for the exercise of employee stock options. Purchases under this program may be made from time to time on the open market and in private transactions depending on market conditions. Approximately 9.4 million shares have been repurchased under this program through March 31, 2002.

In the fourth quarter of 2001, the Company announced a worldwide restructuring program that includes the exiting of certain businesses, product lines and markets in each of its operating segments. The restructuring expenses were classified as operating expenses on the Consolidated Statement of Income at December 31, 2001 and consisted of $30.2 million in employee severance and benefit costs and $128.8 million in asset impairment losses. The planned workforce reduction of 925 people related to exiting of certain business activities, product lines and publishing programs to be discontinued or curtailed, and other efforts to improve the effectiveness of the organization. Through March 31, 2002, 348 employees have been terminated and $7.1 million of employee severance and benefit costs were paid. The restructuring is expected to be completed by December 31, 2002. At March 31, 2002 the remaining reserve, which is included in other current liabilities, was approximately $32.3 million and comprised $23.1 million for employee severance and benefit costs and $9.2 million for other cost, primarily, contract termination costs.


"Safe Harbor" Statement Under the Private Securities Litigation Reform Act
--------------------------------------------------------------------------
                                  of 1995
                                  -------

This section, as well as other portions of this document, includes certain forward-looking statements about the Company's business, new products, sales, expenses, cash flows, and operating and capital requirements. Such forward-looking statements include, but are not limited to: future paper, printing and distribution prices; Educational Publishing's level of success in 2002 adoptions and enrollment and demographic trends; the level of educational funding; the strength of higher education, professional and international publishing markets and the impact of technology on them; the level of interest rates and the strength of profit levels and the capital markets in the U.S. and abroad with respect to Standard & Poor's Credit Market Services; the level of success of new product development and global expansion and strength of domestic and international markets at Standard & Poor's Investment Services; the strength of the domestic and international advertising markets; the volatility of the energy marketplace; the contract value of public works, manufacturing and single family unit construction; Broadcasting's level of advertising; and the level of future cash flow, debt levels, capital expenditures and prepublication cost investment.

Actual results may differ materially from those in any forward-looking statements because any such statements involve risks and uncertainties and are subject to change based upon various important factors, including, but not limited to, worldwide economic, financial and political conditions, currency and foreign exchange volatility, the health of capital and equity markets, including future interest rate changes, the level of funding in the education market (both domestically and internationally), the pace of recovery of the economy and in advertising, continued investment by the construction, computer and aviation industry, the successful marketing of new products, and the effect of competitive products and pricing.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
------   -----------------------------------------------------------
         The Company has no material changes to the disclosure made on this matter in the Company's report on Form 10-K for the year ended December 31, 2001.

                                  Part II
                             Other Information

Item 1.  Legal Proceedings
------   -----------------

In Registrant's Form 10-Q for the quarter ended June 30, 2001, Registrant reported that a summons was served on June 20, 2001 in an action brought by L'Association Francaise des Porteurs d'Emprunts Russes (AFPER) against Standard & Poor's SA (an indirect subsidiary of the Registrant) in the Court of First Instance of Paris, France. In this suit, AFPER, a group of holders of pre-Revolutionary Russian bonds, makes claims against Standard & Poor's and another rating agency for lack of diligence and prudence in their ratings of Russia and Russian debt. AFPER alleges that, by failing to take into account the post-Revolutionary repudiation of pre-Revolutionary Czarist debt by the Soviet government in rating Russia and new issues of Russian debt beginning in 1996, the rating agencies enabled the Russian Federation to issue new debt without repaying the old obligations of the Czarist government. Alleging joint and several liability, AFPER seeks damages of 17.85 billion francs (approximately $2.37 billion), plus 50,000 francs (approximately $6,700) under certain provisions of the French Code of Civil Procedure and legal costs. The Registrant believes that the allegations lack legal or factual merit and intends to vigorously contest the action.



Item 6.  Exhibits and Reports on Form 8-K                      Page Number
------   --------------------------------                      -----------

(a)   Exhibits

(12)  Computation of ratio of earnings to fixed charges           21

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




                                         The McGraw-Hill Companies, Inc.
                                         -------------------------------






Date:                                  By
      --------------------                -------------/s/-----------------
                                                  Robert J. Bahash
                                              Executive Vice President
                                             and Chief Financial Officer






Date:                                  By
      --------------------                ------------/s/------------------
                                                Kenneth M. Vittor
                                             Executive Vice President
                                                and General Counsel







Date:                                  By
      --------------------                -----------/s/-------------------
                                                  Talia M. Griep
                                               Senior Vice President
                                               and Corporate Controller


                                                               Exhibit (12)
                         The McGraw-Hill Companies, Inc.
                         -------------------------------

                Computation of Ratio of Earnings to Fixed Charges
                -------------------------------------------------

                          Periods Ended March 31, 2002
                          ----------------------------


                                                  Three       Twelve
                                                  Months      Months
                                                ---------     ---------
                                                     (in thousands)

Earnings
    Earnings from continuing operations
      before income taxes expense (Note)       $  43,646    $ 618,342
    Fixed charges                                 18,192       89,822
                                               ---------    ---------
Total Earnings                                 $  61,838    $ 708,164
                                               =========    =========
Fixed Charges (Note)
    Interest expense                           $   6,902    $  47,062
    Portion of rental payments deemed to be
       interest                                   11,290       42,760
                                               ---------    ---------

       Total Fixed Charges                     $  18,192    $  89,822
                                               =========    =========

Ratio of Earnings to Fixed Charges                  3.4x         7.9x






(Note) For purposes of computing the ratio of earnings to fixed charges, "earnings from continuing operations before income taxes expense" excludes undistributed equity in income of less than 50%-owned companies. "Fixed charges" consist of (1) interest on debt, and
        (2) the portion of the Company's rental expense deemed representative of the interest factor in rental expense.

        Earnings from continuing operations before income tax expense for the twelve month period ended March 31, 2002 includes a $159.0 million provision for restructuring and asset write-down, a $8.8 million pre-tax gain on the sale of DRI and a $22.8 million pre-tax charge for the write-down of certain assets, the shutdown of Blue List and the contribution of Rational Investor.