Form 10-Q
period 2002-06-30
MCGRAW-HILL COMPANIES INC
filed 2002-08-02
CIK 64040

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2002

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

                        YES  [X]         NO  [ ]

     On July 15, 2002 there were approximately 193.5 million shares of common stock (par value $1.00 per share) outstanding.

                 The McGraw-Hill Companies, Inc.
                 -------------------------------
                        TABLE OF CONTENTS
                        -----------------


                                                                Page Number
                                                                -----------
PART I.  FINANCIAL INFORMATION
------------------------------

   Item 1.  Financial Statements
   ------
             Consolidated Statement of Income for
             the three and six month periods ended
             June 30, 2002 and 2001                                      3

             Consolidated Balance Sheets at June 30, 2002,
             December 31, 2001 and June 30, 2001                        4-5

             Consolidated Statement of Cash Flows for the six            6
             months ended June 30, 2002 and 2001

             Notes to Consolidated Financial Statements                7-17


   Item 2.  Management's Discussion and Analysis of Operating
   ------   Results and Financial Condition                           18-26

   Item 3.  Quantitative and Qualitative Disclosures
   ------   About Market Risk                                           26


Part II.  OTHER INFORMATION
---------------------------

   Item 1.  Legal Proceedings                                         26-27
   ------

   Item 4.  Submission of Matters to a Vote of Security Holders        27
   ------

   Item 6.  Exhibits and Reports on Form 8-K                         27-30
   ------

                             Part I
                      Financial Information

Item 1.  Financial Statements
         ---------------------
                 The McGraw-Hill Companies, Inc.
                 -------------------------------
                Consolidated Statement of Income
                 -------------------------------
              Periods Ended June 30, 2002 and 2001
           ------------------------------------------
                                    Three Months                Six Months
                                --------------------       -------------------
                                  2002        2001           2002        2001
                                -------      -------       -------     -------
                                    (in thousands, except per-share data)

Operating Revenue:             $1,191,401   $1,149,470  $2,038,053    $1,995,867
Expenses:
  Operating                      $490,844     $485,295    $897,339      $900,861
   Selling and general            379,741      378,656     707,121       697,122
   Depreciation                    23,356       22,756      47,040        45,380
   Amortization of intangibles
    and prepublication costs       81,535       68,127     124,537       105,825
   Goodwill amortization (Note 10)      -       14,510           -        28,541
                               ----------   ----------  ----------    ----------
      Total expenses              975,476      969,344   1,776,037     1,777,729

Other income - net                  9,578        9,924      16,632        21,948
                               ----------   ----------  ----------    ----------
Income from operations            225,503      190,050     278,648       240,086

Interest expense                    7,151       16,021      13,573        32,901
                               ----------   ----------  ----------    ----------
Income before taxes on income     218,352      174,029     265,075       207,185

Provision for taxes on income      81,882       54,032      99,403        66,797
                               ----------   ----------  ----------    ----------
Net income                     $  136,470   $  119,997  $  165,672    $  140,388
                               ==========   ==========  ==========    ==========
Earnings per common share:
   Basic earnings per common
   share                       $     0.71     $   0.62    $  0.86     $     0.72
   Diluted earnings per common $     0.70     $   0.61    $  0.85     $     0.71
   share
Average number of common
 shares outstanding:  (Note 11)
   Basic                          193,267     194,571     193,026       194,433
   Diluted                        195,050     196,962     194,956       196,632


                         The McGraw-Hill Companies, Inc.
                         ------------------------------
                           Consolidated Balance Sheet
                           --------------------------

                                             June 30,     Dec. 31,     June 30,
                                               2002         2001         2001
                                           ----------  -----------   ----------
                                                       (in thousands)

ASSETS

Current assets:
   Cash and equivalents                      $ 50,518   $   53,535     $ 11,428
   Accounts receivable (net of allowance
     for doubtful accounts and sales
     returns)  (Note 5)                     1,010,259    1,038,308    1,094,172
   Inventories (Note 5)                       455,628      402,647      484,574
   Deferred income taxes                      218,964      218,676      196,394
   Prepaid and other current assets (Note 6)  108,467       99,781      132,971
                                           ----------   ----------   ----------
       Total current assets                 1,843,836    1,812,947    1,919,539
                                           ----------   ----------   ----------

Prepublication costs (net of accumulated
       amortization) (Note 5)                 565,269      557,295      547,311

Investments and other assets:
   Investment in Rock-McGraw, Inc. - at
     equity                                   111,692      105,538      100,802
   Prepaid pension expense                    239,178      211,582      185,648
   Other                                      222,439      200,443      242,950
                                           ----------   ----------   ----------
      Total investments and other assets      573,309      517,563      529,400
                                           ----------   ----------   ----------

Property and equipment - at cost            1,078,322    1,078,730    1,034,443
   Less - accumulated depreciation            648,069      623,790      614,367
                                           ----------   ----------   ----------
       Net property and equipment             430,253      454,940      420,076

Goodwill - net (Note 10)                    1,246,205    1,231,028    1,174,480
Copyrights - net (Note 10)                    339,809      353,252      379,628
Other intangible assets - net (Note 10)       225,897      234,166      188,457
                                           ----------   ----------   ----------
      Total goodwill and intangible
        assets                              1,811,911    1,818,446    1,742,565
                                           ----------   ----------   ----------
      Total assets                         $5,224,578   $5,161,191   $5,158,891
                                           ==========   ==========   ==========

                         The McGraw-Hill Companies, Inc.
                         ------------------------------
                            Consolidated Balance Sheet
                            --------------------------

                                             June 30,      Dec. 31,    June 30,
                                               2002          2001        2001
                                           -----------   ----------  ----------
                                                       (in thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Notes payable                              $244,093     $222,953    $283,529
   Accounts payable                            296,874      339,541     303,259
   Accrued liabilities                         277,581      385,712     248,594
   Income taxes currently payable              128,238       77,628     107,183
   Unearned revenue                            536,635      508,055     494,916
   Other current liabilities (Note 4 & 6 )     304,250      342,504     345,048
                                            ----------   ----------  ----------
       Total current liabilities             1,787,671    1,876,393   1,782,529
                                            ----------   ----------  ----------
Other liabilities:
   Long-term debt (Note 7)                     919,367      833,571   1,012,774
   Deferred income taxes                       183,188      190,334     169,872
   Accrued postretirement and other            174,583      175,844     175,443
   benefits
   Other non-current liabilities               234,345      231,164     233,053
                                            ----------   ----------  ----------
      Total other liabilities                1,511,483    1,430,913   1,591,142
                                            ----------    ---------  ----------
      Total liabilities                      3,299,154    3,307,306   3,373,671
                                            ----------   ----------  ----------
Shareholders' equity (Notes 8 & 9)
   Capital stock                               205,852      205,852     205,852
   Additional paid-in capital                   73,452       64,638      64,897
   Retained income                           2,359,387    2,292,342   2,150,288
   Accumulated other comprehensive
     income                                   (112,290)    (126,860)   (127,793)
                                            ----------   ----------  ----------
                                             2,526,401    2,435,972   2,293,244

   Less - common stock in treasury-at cost     576,956      566,775     477,707
   Unearned compensation on restricted stock    24,021       15,312      30,317
                                            ----------    ----------  ----------
      Total shareholders' equity             1,925,424    1,853,885   1,785,220
                                            ----------    ----------  ----------
      Total liabilities & shareholders'
        equity                              $5,224,578    $5,161,191  $5,158,891
                                            ==========    ==========  ==========

                         The McGraw-Hill Companies, Inc.
                         -------------------------------
                      Consolidated Statement of Cash Flows
                      ------------------------------------
                 For The Six Months Ended June 30, 2002 and 2001
               --------------------------------------------------
                                                          2002         2001
                                                       ----------   ----------

Cash flows from operating activities                       (in thousands)
---------------------------------------------------
Net income                                                $ 165,672    $140,388
Adjustments to reconcile net income to
    cash provided by operating activities:
   Depreciation                                              47,040      45,380
   Amortization of goodwill and intangibles                  19,740      44,686
   Amortization of prepublication costs                     104,797      89,680
   Provision for losses on accounts receivable               16,197      25,909
   Gain on sale of real estate                                  -        (6,925)
   Other                                                     (4,550)     (5,756)
Changes in assets and liabilities net of effect of
    acquisitions and dispositions:
   Decrease/(increase) in accounts receivable                13,730     (19,450)
   Increase in inventories                                  (52,633)    (84,774)
   Increase in prepaid and other current assets              (8,287)     (2,809)
   Decrease in accounts payable and accrued expenses       (154,362)   (127,729)
   Increase in unearned revenue                              27,031      15,352
   (Decrease)/increase in other current liabilities         (46,475)     10,631
   Increase in interest and income taxes
    currently payable                                        57,547      68,341
   (Increase)/decrease in deferred income taxes              (1,202)        369
   Net change in other assets and liabilities               (12,502)    (13,212)
---------------------------------------------------      ----------   ---------
Cash provided by operating activities                       171,743     180,081
---------------------------------------------------      ----------   ---------
Investing activities
---------------------------------------------------
   Investment in prepublication costs                     (114,870)    (115,608)
   Purchases of property and equipment                     (26,865)     (41,083)
   Additions to technology projects                        (33,812)     (11,093)
   Acquisition of businesses and equity investments         (3,730)    (146,265)
   Disposition of businesses, property and equipment         6,782       17,324
   Other                                                     3,299            -
---------------------------------------------------     ----------     ---------
Cash used for investing activities                        (169,196)     (296,725)
---------------------------------------------------     ----------     ---------
Financing activities
---------------------------------------------------
   Additions to short-term debt - net                      107,037      251,222
   Dividends paid to shareholders                          (98,629)     (95,245)
   Exercise of stock options                                45,667       47,216
   Repurchase of treasury shares                           (63,787)     (75,455)
   Other                                                      (218)        (165)
---------------------------------------------------      ---------     ---------
Cash (used for)/provided by financing activities            (9,930)     127,573
---------------------------------------------------      ---------     ---------
Effect of exchange rate fluctuations on cash                 4,366       (2,672)
                                                         ---------     ---------
Net change in cash and equivalents                          (3,017)       8,257
Cash and equivalents at beginning of period                 53,535        3,171
---------------------------------------------------      ---------     ---------
Cash and equivalents at end of period                    $  50,518     $ 11,428
                                                         =========     =========

                         The McGraw-Hill Companies, Inc.
                         -------------------------------
                   Notes to Consolidated Financial Statements
                   ------------------------------------------


1. The financial information in this report has not been audited, but in the opinion of management all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly such information have been included. The operating results for the three and six month periods ended June 30, 2002 and 2001 are not necessarily indicative of results to be expected for the full year due to the seasonal nature of some of the Company's businesses. The financial statements included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

     Certain prior year amounts have been reclassified for comparability purposes.

     The SEC issued Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FRR 60"), relating to the provision of additional disclosure and commentary on those accounting policies of the Company considered most critical. FRR 60 considers an accounting policy to be critical if it is important to the Company's financial condition and results, and requires significant judgment and estimates on the part of management in its application. The Company believes the following represent its critical accounting policies as contemplated by FRR 60.

     Revenue is generally recognized when goods are shipped to customers or services are rendered. Units whose revenue is principally from service contracts record revenue as earned. Revenue relating to agreements which provide for more than one service is recognized based upon the fair value to the customer of each service component and as each component is earned. If the fair value to the customer for each service is not objectively determinable, revenue will be recognized ratably over the service period. Fair value is determined for each service component through a bifurcation analysis which relies upon the pricing of similar cash arrangements that are not part of the multi-element arrangement. Advertising revenue is recognized when the page is run or the spot is aired. Subscription income is recognized over the related subscription period.

     The accounts receivable reserve methodology is based on historical analysis and a review of outstanding balances. A significant estimate in the McGraw-Hill Education segment, and particularly within the Higher Education, Professional and International Group, is the allowance for sales returns, which is based on the historical rate of return and current market conditions. Prepublication costs, principally outside preparation costs, are amortized from the year of publication over their estimated useful lives, primarily three to five years, using either the accelerated or the straight-line method. The majority of the programs are amortized using an accelerated methodology. It is the Company's policy to evaluate the remaining lives and recoverability of such costs, which is sometimes dependent upon program acceptance by state adoption authorities, based on expected undiscounted cash flows. The Company reviews long-lived assets, including intangible assets, and goodwill for impairment annually, or sooner whenever events or changes in circumstances indicate the carrying amounts of such assets may not be recoverable. Upon such an occurrence, recoverability of these assets is determined as follows. For long-lived assets that are held for use, the Company compares the forecasted undiscounted net cash flows to the carrying amount. If the long-lived asset is determined to be unable to recover the carrying amount, then it is written down to fair value. For long-lived assets held for sale, assets are written down to fair value. Fair value is determined based on discounted cash flows, appraised values or management's estimates, depending upon the nature of the assets. Intangibles with indefinite lives are tested by comparing their carrying amounts to fair value. Impairment within goodwill is tested using a two step method. The first step is to compare the fair value of the reporting unit to its book value, including goodwill. If the fair value of the unit is less than its book value, the Company then determines the implied fair value of goodwill by deducting the fair value of the reporting unit's assets from the fair value of the reporting unit's goodwill. If the book value of goodwill is greater than its implied fair value, the Company writes down goodwill to its implied fair value.

                         The McGraw-Hill Companies, Inc.
                         -------------------------------
                   Notes to Consolidated Financial Statements
                   -------------------------------------------

2.   The  following  table is a  reconciliation  of the  Company's net income to comprehensive  income for the three month and six month  periods ended June
     30:
                                       Three Months              Six Months
                                ----------------------    ----------------------
                                    2002        2001         2002        2001
                                 ---------   ----------   ----------   --------
                                                  (in thousands)

Net income                        $136,470     $119,997    $ 165,672   $140,388

Other comprehensive income, net of
   tax:
Foreign currency translation
   adjustment                       18,687        1,497       14,570    (17,435)
                                  --------    ---------    ---------   --------
Comprehensive income              $155,157     $121,494     $180,242   $122,953
                                  ========    =========    =========   ========

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

     Operating profit by segment is the primary basis for the chief operating decision maker of the Company, the Executive Committee, to evaluate the performance of each segment. A summary of operating results by segment for the three months and six months ended June 30, 2002 and 2001 follows:

                                          2002                     2001
                                 ----------------------   ----------------------
                                              Operating                Operating
                                  Revenue      Profit      Revenue      Profit
                                ----------   ----------   ----------  ----------
                                                (in thousands)

Three Months
------------

McGraw-Hill Education            $  576,963   $   64,042     $566,150  $ 67,990
Financial Services                  416,715      154,445      365,781   110,051
Information and Media Services      197,723       26,556      217,539    33,073
------------------------------   ----------   ----------   ----------  ---------
Total operating segments          1,191,401      245,043    1,149,470   211,114
General corporate expense                 -      (19,540)           -   (21,064)
Interest expense                          -       (7,151)           -   (16,021)
------------------------------   ----------   ----------   ----------  ---------
Total company                    $1,191,401   $  218,352*  $1,149,470  $174,029*
                                 ==========   ==========   ==========  =========

*Income before taxes on income.

                                           2002                     2001
                                  ----------------------   ---------------------
                                               Operating               Operating
                                   Revenue      Profit      Revenue      Profit
                                  ----------   ----------  ---------- ----------
                                                (in thousands)

Six Months
----------

McGraw-Hill Education             $  858,584   $  (7,768)    $873,908  $  10,160
Financial Services                   797,593     287,699      710,962    216,659
Information and Media Services       381,876      38,518      410,997     46,744
-----------------------------     ----------   ----------  ----------  ---------
Total operating segments           2,038,053     318,449    1,995,867    273,563
General corporate expense                  -     (39,801)           -   (33,477)
Interest expense                           -     (13,573)           -   (32,901)
------------------------------    ----------   ----------  ----------  ---------
Total company                     $2,038,053   $ 265,075*  $1,995,867  $207,185*
                                  ==========   ==========  ==========  =========

*Income before taxes on income.

                         The McGraw-Hill Companies, Inc.
                         -------------------------------
                   Notes to Consolidated Financial Statements
                   ------------------------------------------

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
                                                       =======

     Employee severance and benefit costs of $30.2 million includes a planned workforce reduction of approximately 925 people related to the exiting of certain business activities, product lines and publishing programs to be discontinued or curtailed, and other efforts to improve the effectiveness of the organization. Through June 30, 2002, 773 employees have been terminated and $15.6 million of employee severance and benefit costs were paid.

     Asset impairment losses of $128.8 million include $36.6 million associated with the closing of the McGraw-Hill Education's business training coursework operation, $37.2 million attributed to the disposing of non-strategic properties in the investment services area in Financial Services and costs associated with the disposal, $36.0 million primarily arising from losses on the Construction Information Group's e-commerce investments and emerging technology investments in the venture fund, and $19.0 million on the write-off of certain assets.

     Changes in the marketplace led to a shift to online learning solutions which impacted McGraw-Hill Education's business training coursework operations. As a result and as part of the restructuring, the Company initiated a complete shutdown of the business training coursework operations leading to a charge of approximately $36.6 million. This charge is primarily comprised of write-offs of plant costs and goodwill associated with the operation.

     As a result of the Company's decision to dispose of the non-strategic properties in the investment services area, losses of approximately $37.2 million were recognized which comprised the complete write-off of certain investments and the write-down of goodwill associated with properties to be sold. As part of the restructuring plan, discussions were initiated with potential buyers and the write-down of goodwill were determined based upon the net realizable values. The remaining carrying values of these assets approximate $22 million and the disposals are expected to be completed within one year.

                        The McGraw-Hill Companies, Inc.
                         -------------------------------
                   Notes to Consolidated Financial Statements
                   ------------------------------------------

     Also  reflected  in the total  asset  impairment  losses  is $36.0  million
     primarily   arising  from  losses  on  Construction   Information   Group's
     e-commerce  investments  and the  emerging  technology  investments  in the venture fund as the Company has decided to scale back on these initiatives.
     These impairment losses reflect the permanent write-down of the investments to fair value that was  determined  based upon the earnings  capability and expected cash flow of the related investees.

     The $19.0 million is primarily attributed to the write-off of net assets associated with the programs and product lines to be discontinued.

     The restructuring is expected to be completed by December 31, 2002. At June
     30, 2002, the remaining reserve, which is included in other current liabilities, was approximately $23.5 million and comprised $14.6 million for employee severance and benefit costs and $8.9 million for other costs;
     primarily, contract termination costs.

5. The allowance for doubtful accounts and sales returns, the components of inventory and the accumulated amortization of prepublication costs were as follows:

                                         June 30,      Dec. 31,       June 30,
                                            2002          2001           2001
                                        ----------    ----------     ----------
                                                   (in thousands)

   Allowance for doubtful accounts        $115,026      $147,855       $140,095
                                        ==========    ==========     ==========
   Allowance for sales returns            $ 88,230      $129,034       $ 87,009
                                        ==========    ==========     ==========
   Inventories:
     Finished goods                       $409,029      $340,488       $404,394
     Work-in-process                        20,236        30,595         37,709
     Paper and other materials              26,363        31,564         42,471
                                        ----------    ----------     ----------
   Total inventories                      $455,628      $402,647       $484,574
                                        ==========    ==========     ==========
   Accumulated amortization of
     prepublication costs                 $786,616      $910,720       $757,733
                                        ==========    ==========     ==========


                         The McGraw-Hill Companies, Inc.
                         -------------------------------
                   Notes to Consolidated Financial Statements
                   ------------------------------------------


6. A subsidiary of J.J. Kenny Co. acts as an undisclosed agent in the purchase and sale of municipal securities for broker-dealers and dealer banks and the company had $322.3 million of matched purchase and sale commitments at June 30, 2002. Only those transactions not closed at the settlement date are reflected in the balance sheet as other current assets and other current liabilities.

7. A summary of long-term debt follows:

                                           June 30,     Dec. 31,      June 30,
                                             2002         2001          2001
                                         ----------    ----------    ----------
                                                      (in thousands)

   Commercial paper supported by
      bank revolving credit agreement       $898,160      $800,080     $ 871,200
   Extendible Commercial Notes                20,000        32,000       140,000
   Other                                       1,207         1,491         1,574
                                          -----------   ----------   -----------
   Total long-term debt                     $919,367      $833,571   $ 1,012,774
                                          ===========   ==========   ===========

8. Common shares reserved for issuance for conversions and stock based awards were as follows:

                                           June 30,     Dec. 31,      June 30,
                                             2002         2001          2001
                                         ----------   ----------    ----------

   $1.20 convertible preference stock
      at the rate of 13.2 shares for each
      share of preference stock               17,530        17,530       17,530

      Stock based awards                  29,250,202    21,136,084   21,654,441
                                          ----------    ----------   ----------
                                          29,267,732    21,153,614   21,671,971
                                          ==========    ==========   ==========

     None of the convertible preference shares provided a beneficial conversion feature at the time they were originally issued.




                         The McGraw-Hill Companies, Inc.
                         -------------------------------
                   Notes to Consolidated Financial Statements
                   ------------------------------------------

9.   Cash dividends per share declared during the periods were as follows:

                              Three Months             Six Months
                              ------------            -----------
                              2002    2001            2002     2001
                              ----    ----            ----     ----

   Common stock               $.255   $.245           $.510    $.490
   Preference stock            .300    .300            .600     .600

10.  Effective as of January 1, 2002, the Company adopted Statement of Financial
     Accounting  Standards  ("SFAS")  No.  142,  Goodwill  and Other  Intangible
     Assets. Under SFAS No. 142, goodwill and other intangible assets with indefinite lives are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise. During the year ended December
     31, 2001, the Company started the required transitional impairment review of goodwill. This review required the Company to estimate the fair value of its identified reporting units as of December 31, 2001. For each of the reporting units, the estimated fair value was determined utilizing the expected present value of the future cash flows of the units. In all instances, the estimated fair value of the reporting units exceeded their book values and therefore no write-down of goodwill was required.

     The following table reflects unaudited pro forma results of operations of the Company, giving effect to SFAS No. 142 as if it were adopted on January
     1, 2001: (in thousands except earnings per share)

                                        Three Months Ended      Six Months Ended
                                             June 30,               June 30,
                                         2002       2001        2002      2001
                                       -------   --------  ----------  ---------

    Net income, as reported            $136,470  $119,997    $165,672   $140,388
    Add back: amortization expense,
      net of tax                           -        8,922           -     17,551
                                      ---------  --------  ----------  ---------
   Pro forma net income                $136,470  $128,919    $165,672   $157,939
                                      ========== ========  ==========  =========
   Basic earnings per common share:
     As reported                       $   0.71    $ 0.62  $     0.86   $   0.72
     Pro forma                         $   0.71    $ 0.66  $     0.86   $   0.81
   Diluted earnings per common share:
     As reported                       $   0.70    $ 0.61  $     0.85   $   0.71
     Pro forma                         $   0.70    $ 0.65  $     0.85   $   0.80

                         The McGraw-Hill Companies, Inc.
                         -------------------------------
                   Notes to Consolidated Financial Statements
                   -------------------------------------------


   The  following  table  summarizes  the activity in goodwill for the periods indicated: (in thousands)
                                    Six Months   Twelve Months    Six Months
                                       Ended         Ended          Ended
                                     June 30,     December 31,     June 30,
                                       2002           2001           2001
                                   -----------    ------------   -----------

   Beginning balance               $1,231,028     $1,155,268     $1,155,268
   Net change from acquisitions
     and dispositions                  10,000        188,657         54,428
   Amortization expense                     -        (56,636)       (28,541)
   Other                                5,177        (56,261)        (6,675)
                                   -----------    ----------    -----------
       Total                       $1,246,205     $1,231,028     $1,174,480
                                   ===========    ==========    ===========

    The following table summarizes net goodwill by segment: (in thousands)

                                      June 30,     December 31,     June 30,
                                       2002           2001           2001
                                   -----------    ------------   -----------
   McGraw-Hill Education           $   867,576    $  853,829     $  868,541
   Financial Services                  290,745       288,400        263,661
   Information & Media Services         87,884        88,799         42,278
                                   -----------    ----------     ----------
       Total                       $ 1,246,205    $1,231,028     $1,174,480
                                   ===========    ==========     ==========


                         The McGraw-Hill Companies, Inc.
                         -------------------------------
                   Notes to Consolidated Financial Statements
                   ------------------------------------------

     The  following  table  summarizes  the activity in goodwill for the periods indicated: (in thousands)
                                    Six Months     Twelve Months    Six Months
                                      Ended            Ended           Ended
                                     June 30,      December 31,      June 30,
                                       2002             2001           2001
                                  ------------      ------------   ------------

   McGraw-Hill Education
   ---------------------
   Beginning balance              $    853,829   $     842,953     $    842,953
   Additions/(dispositions)             10,628          54,714           49,009
   Amortization                           -            (39,516)         (19,814)
   Other                                 3,119          (4,322)          (3,607)
                                  ------------   -------------     ------------
   Total                          $    867,576   $     853,829     $    868,541
                                  ============   =============     ============

   Financial Services
   ------------------
   Beginning balance              $    288,400   $     269,207     $    269,207
   Additions/(dispositions)                576          84,114            5,419
   Amortization                           -            (14,041)          (7,133)
   Other                                 1,769         (50,880)          (3,832)
                                  ------------   -------------     ------------
   Total                          $    290,745   $     288,400     $    263,661
                                  ============   =============     ============

   Information & Media Services
   ----------------------------
   Beginning balance              $     88,799   $      43,108     $     43,108
   Additions/(Dispositions)             (1,204)         49,829             -
   Amortization                           -             (3,079)          (1,594)
   Other                                   289          (1,059)             764
                                  ------------   -------------     ------------
   Total                          $     87,884   $      88,799     $     42,278
                                  ============   =============     ============

     There were no material acquisitions or dispositions for the periods indicated, both individually and in the aggregate, and therefore pro forma financial information is not required.




                         The McGraw-Hill Companies, Inc.
                         -------------------------------
                   Notes to Consolidated Financial Statements
                   ------------------------------------------

     The following table summarizes other intangibles subject to amortization at the dates indicated: (in thousands)
                                   Six Months    Twelve Months     Six Months
                                      Ended          Ended           Ended
                                    June 30,      December 31,      June 30,
                                      2002            2001            2001
                                  ------------  ------------     ------------

   Copyrights                     $    538,314  $    538,784     $    538,813
   Accumulated amortization           (198,505)     (185,532)        (159,185)
                                  ------------  -------------    ------------
   Net copyrights                      339,809       353,252          379,628
                                  ------------  -------------    ------------
   Other intangibles                   280,662       276,788          222,058
   Accumulated amortization            (92,830)      (80,687)         (71,666)
                                  ------------  -------------    ------------
   Net other intangibles               187,832       196,101          150,392
                                  ------------  -------------    ------------
    Total                         $    527,641  $    549,353     $    530,020
                                  ============  ============     ============


     The  following   table   summarizes   other   intangibles  not  subject  to
     amortization at the dates indicated: (in thousands)

                                    Six Months    Twelve Months    Six Months
                                      Ended           Ended          Ended
                                     June 30,     December 31,      June 30,
                                       2002           2001            2001
                                  ------------   ------------    ------------

   FCC Licenses                   $     38,065   $     38,065    $     38,065
                                  ------------   ------------    ------------
       Total                      $     38,065   $     38,065    $     38,065
                                  ============   ============    ============

     Amortization expense for other intangibles totaled $19.7 million and $16.1 million for the six months ended June 30, 2002 and 2001, respectively. Amortization expense for the twelve months ended December 31, 2001, totaled $34.9 million. The weighted average life of the intangible assets at June 30, 2002, is 17 years. The projected amortization expense for our intangible assets, assuming no further acquisition or dispositions, is approximately $38 million per year over the next five years.




                         The McGraw-Hill Companies, Inc.
                         -------------------------------
                   Notes to Consolidated Financial Statements
                   ------------------------------------------


11. A reconciliation of the number of shares used for calculating basic earnings per common share and diluted earnings per common share for the three months and the six months ended June 30, 2002 and 2001 follows:

   Three month period                                  2002           2001
   ------------------                               ----------     ----------
                                                     (thousands of shares)
   Average number of common shares outstanding         193,267        194,571

   Effect of stock options and other dilutive
    securities                                           1,783          2,391
                                                    ----------     ----------
                                                       195,050        196,962
                                                    ==========     ==========

   Six month period                                     2002          2001
   ----------------                                 ----------     ----------
                                                     (thousands of shares)
   Average number of common shares outstanding         193,026        194,433

   Effect of stock options and other dilutive
    securities                                           1,930          2,199
                                                    ----------     ----------
                                                       194,956        196,632
                                                    ==========     ==========

     Restricted performance shares outstanding at June 30, 2002 of 482,000 were not included in the computation of diluted earnings per common shares because the necessary vesting conditions have not yet been met.

12. In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires that the fair value of the liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived assets. This statement is effective January 1, 2003. The Company does not expect that the adoption will have a material impact on its financial statements.

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

Item 2. Management's Discussion and Analysis of Operating Results and
------- -------------------------------------------------------------
                            Financial Condition
                            -------------------

Operating Results - Comparing Three Months Ended June 30, 2002 and 2001
-----------------------------------------------------------------------

Consolidated Review
-------------------

The Segment Review that follows is incorporated herein by reference.

Operating revenue for the second quarter increased by 3.6% to $1.2 billion, as compared to the prior year's second quarter. The revenue increase is primarily attributable to growth in the Financial Services segment. Net income was $136.5 million, an increase of $16.5 million, or 13.7%, over the second quarter of 2001. Results from operations reflect the acquisitions of Frank Schaffer Publications, in May 2001, recorded in McGraw-Hill Education, Corporate Value Consulting (CVC), in August 2001, recorded in Financial Services and Financial Times Energy (FT Energy), in September 2001, recorded in Information and Media Services. In May of 2001, the Financial Services segment divested DRI, a provider of economic analysis and information. The acquisition of Frank Schaffer Publications had an immaterial impact on the McGraw-Hill Education segment for the quarter ended June 30, 2002. CVC added $20.9 million to the revenue of the Financial Services segment for the second quarter of 2002. FT Energy added $10.8 million to the revenue of the Information and Media Services segment for the second quarter of 2002. Beginning January 2002, in accordance with Statement of Financial Accounting Standards No. 142 (SFAS No. 142), Goodwill and Other Intangible Assets, the Company no longer amortizes goodwill. The impact of SFAS No. 142 was $14.5 million pre-tax, or approximately 4 cents per diluted earnings per share, for the second quarter 2002. The quarter also reflects the seasonal nature of the Company's educational publishing operations, with the first quarter the least significant and the third quarter the most significant.

Net income for the quarter increased $16.5 million over the comparable quarter in the prior year. Diluted earnings per share for the quarter were 70 cents versus 61 cents in the prior year, a 14.8% increase. Included in net income for 2001 is the gain on the sale of DRI of $26.3 million after taxes (13 cents per diluted share, $8.8 million pretax). Also included in net income for 2001 is $21.9 million after tax charge (11 cents per diluted share, $22.8 million pretax) for the write-down of selected assets, the shutdown of the Blue List and the contribution of Rational Investors to mPower.com within the Financial
Services segment. Blue List was a municipal bond service for the secondary market. Rational Investors was exchanged for an equity position in the online investment advisory service for the retirement market.

Total expenses in 2002 increased 0.6%. This modest increase is due primarily to cost containment activities. For 2002, combined printing, paper and distribution prices are now expected to decrease an additional 0.6% from the previous estimate, for a total decrease of 3.8%, due to successful supplier negotiations and weak market conditions.

Interest expense decreased 55.4% to $7.2 million from $16.0 million in the second quarter of 2002. The primary reason for the decrease is due to the reduction in the average interest rate for the second quarter in 2002 as compared to the same period in 2001. The average interest rate on commercial paper borrowings decreased from 5.1% in 2001 to 1.9% in 2002.

The provision for taxes as a percent of income before taxes is 37.5%,  6.5%
more than the second quarter in 2001. The change in the effective tax rate is primarily the result of the incremental tax benefit from the divestiture of DRI in 2001 which did not repeat in 2002.

Segment Review
--------------

McGraw-Hill Education's revenue increased 1.9% over the prior year's second quarter to $577.0 million. The operating profit decreased 5.8% to $64.0 million over the prior year's second quarter. The revenue increase was not enough to offset a normal expense increase of 3.3%. The segment's operating results include the acquisition of Frank Schaffer Publications in May of 2001, and the impact of the accounting change pursuant to Statement of Financial Accounting Standards No. 142 (SFAS No. 142) Goodwill and Other Intangible Assets. The acquisition of Frank Schaffer Publications had an immaterial impact on the McGraw-Hill Education segment for the second quarter of 2002. The impact of SFAS No. 142 on operating profit for this segment was a favorable $10.2 million. Solid results in McGraw-Hill Higher Education, Professional and International Group (HPI) generated the growth in the segment. The segment was negatively impacted by the seasonal nature of its business, with the first quarter being the least significant and the third quarter being the most significant. The anticipated 2002 elementary-high school markets growth rate will be lower than the originally estimated 0%-4% increase.

The McGraw-Hill School Education Group's revenue declined 1.4% to $406.5 million, as it was negatively impacted by the change in both adoption and non-adoption opportunities within key states. The McGraw-Hill School Education Group experienced reductions primarily in the adoption opportunities within North Carolina and Texas. North Carolina is adopting music and art in 2002, which represents a much smaller market than reading and literature in 2001. Texas also has a smaller adoption in 2002, science versus reading and language arts in 2001. The McGraw-Hill basal reading program is not meeting expectations in the Oklahoma and Florida adoptions, however the research-based reading programs are performing well in Florida, California and the open territories. Increased accountability for educational performance is resulting in increased demand for custom testing contracts, because the No Child Left Behind Act requires testing be matched to state standards.

McGraw-Hill Higher Education, Professional and International Group (HPI) had revenue increase by 10.9% to $170.5 million. Some of the more important titles contributing to the increase in revenue were McConnell, Economics, 15/e; Larson, Fundamental Accounting Principles, 16/e; Garrison, Managerial Accounting, 10/e; and Schiller, Economy Today, 9/e. The release of the Encyclopedia of Science and Technology, 9/e also benefited the Group. The change to a "credit card only" policy at the beginning of 2002 in the direct marketing channel depressed 2002 second quarter revenue but helped margins. Softness in the investing/business and computer/technology markets dampened growth both domestically and internationally. While the domestic economy started to weaken in the first quarter of 2001, the dramatic decline that occurred in the latter half of the year is still being felt in both of these markets. Increased sales in Latin America across all disciplines contributed 23% to revenue growth. Increases of 12.7% in revenue in Canada were due to strong higher education and school sales.

Financial Services' revenue increased 13.9% to $416.7 million and operating profit increased 40.3% to $154.4 million over 2001 second quarter results. The SFAS No. 142 accounting change contributed $3.6 million to operating profit of this segment. Results from operations reflect the acquisition of Corporate Value Consulting (CVC) in August 2001. Corporate Value Consulting (CVC) added $20.9 million to the revenue of the Financial Services' segment. Included in Financial Services' results in 2001 is the gain on the sale of DRI for $8.8 million pretax ($26.3 million after tax, 13 cents per diluted share). Also impacting Financial Services' results in 2001 is the write-down of selected assets, the shutdown of the Blue List and the contribution of Rational Investors to mPower.com in exchange for equity position in the online investment advisory service for the retirement market. The total charge for these items was $22.8 million pretax ($21.9 million after tax, 11 cents per diluted share).

The Financial Services segment increased revenue primarily based on the performance of Structured Finance, representing approximately 40% of the growth, and the acquisition of CVC. Operating profit grew primarily due to growth in Structured Finance. New issue dollar volume in the U.S. market was off 5.7% and unit volume declined 9.9% in the second quarter, according to Securities Data. In Europe, new dollar volume fell 11.1% and unit volume was off 12.6%, according to Bondware. U.S. Corporate new issue dollar volume was off 32.1% in the second quarter while U.S. municipal issuance was up 22.0% and U.S. mortgage-backed volume climbed 13.3%. U.S. asset-backed issuance was up 27.4%. The internet redistribution and foreign exchange markets remained soft.

Information and Media Services' revenue decreased $19.8 million, or 9.1% to $197.7 million from 2001 second quarter results. Operating profit decreased $6.5 million, or 19.7%, to $26.6 million from 2001 second quarter results. The acquisition of Financial Times Energy, (FT Energy) occurred in September 2001 and contributed $10.8 million to the revenue of the segment in the current period. The change in accounting pursuant to SFAS No. 142 contributed $0.7 million to operating profit. Revenue declined at the Business-to-Business Group, by 9.6%, and at Broadcasting, by 5.6%. Both groups were negatively impacted by the soft advertising market. At Business Week, advertising pages in the second quarter were off 20.4%, according to the Publishers Information Bureau. At Broadcasting, weakness in the local advertising markets, an approximate 15% decline year-to-year for the second quarter, more than offset increased political revenues. National time sales were up a total of 7%.

Six Months
----------
Consolidated Review
-------------------

The Segment Review that follows is incorporated herein by reference.

For the first six months of the year, revenue increased 2.1%, or $42.2 million as compared to the six month period ended June 30, 2001. The revenue increase reflects the solid performance of Standard & Poor's Credit Market Services. Net income was $165.7 million, an increase of $25.3 million over the six month period ended June 30, 2001. The Company purchased Frank Schaffer Publications in May 2001, recorded in McGraw-Hill Education, Corporate Value Consulting (CVC) in August 2001, recorded in Financial Services and Financial Times Energy (FT Energy), in September 2001, recorded in Information and Media Services. The acquisition of Frank Schaffer Publications had an immaterial impact on the McGraw-Hill Education segment. Corporate Value Consulting (CVC) added $42.5 million in revenue to the Financial Services segment. FT Energy contributed $20.7 million to the revenue of Information and Media Services. Beginning January 2002, in accordance with Statement of Financial Accounting Standards No. 142 (SFAS No. 142), Goodwill and Other Intangible Assets, the Company no longer amortizes goodwill. The impact of SFAS No. 142 was $28.5 million pre-tax, or approximately 9 cents per diluted earnings per share, for the first half 2002 comparative. In May 2001, the Company divested DRI, which resulted in a $26.3 million after tax gain (13 cents per diluted share, $8.8 million pretax), recorded within the Financial Services segment. Also included in net income in 2001 in the Financial Services segment was the write-down of certain assets, the shutdown of the Blue List and the contribution of Rational Investors to mPower.com in exchange for an equity position in the online investment advisory service for the retirement market. The total charge for these items was $21.9 million after tax, (11 cents per diluted share, $22.8 million pretax). Net income also included $6.9 million pretax, 2 cents per diluted share, related to a gain on the sale of real estate in the first quarter of 2001, which was recorded as other income on the consolidated statement of income.

Total expenses remained flat due to cost containment measures including benefits from the restructuring announced in the fourth quarter of 2001. For 2002, combined printing, paper and distribution prices are now expected to decrease an additional 0.6% from the previous estimate, for a total decrease of 3.8%, due to successful supplier negotiations and weak market conditions.

Interest expense decreased 58.7% to $13.6 million from $32.9 million in the first half of 2002. The primary reason for the decrease is the reduction in the average interest rate as compared to the corresponding period in 2001. The average interest rate on commercial paper borrowing decreased from 5.6% in 2001 to 1.9% in 2002.

The provision for taxes as a percent of income before taxes was 37.5%, 5.3% more than the first six months of 2001. The change in the effective tax rate is primarily the result of the additional tax benefit from the DRI divestiture in 2001, which did not repeat in 2002.

Segment Review
--------------

McGraw-Hill Education's revenue of $858.6 million was 1.8% lower than the prior year's first half. The segment posted an operating loss of $7.8 million for the first six months of 2002 versus an operating profit of $10.2 million in the prior year. The segment's operating loss is attributable to the seasonal nature of the business, the global slowdown and softness in the computer/technology and investing/business markets. The segment's operating results include the acquisition of Frank Schaffer Publications in May of 2001, and the impact of the accounting change pursuant to Statement of Financial Accounting Standard No. 142 (SFAS No. 142) Goodwill and Other Intangible Assets. Frank Schaffer Publications had an immaterial impact on the McGraw-Hill Education segment for the first half of 2002. The impact of SFAS No. 142 on this segment was a favorable $19.8 million. The anticipated 2002 elementary-high school markets growth rate will be lower than the originally estimated 0%-4% increase.

The McGraw-Hill School Education Group had revenue decrease by 3.2% to $550.8 million. The McGraw-Hill School Education Group was negatively impacted by the change in both adoption and non-adoption opportunities within key states. The McGraw-Hill School Education Group experienced reductions primarily in the adoption opportunities within North Carolina, California and Texas. In California in 2001, a large sale to the Los Angeles school district of Open Court Reading, will not be repeated in 2002. Increased accountability for educational performance is resulting in increased demand for custom testing contracts, because the No Child Left Behind Act requires testing be matched to state standards.

The McGraw-Hill Higher Education, Professional and International Group increased revenue by 1.0% to $307.8 million primarily from the performance of its frontlist sales. Some of the more important titles include McConnell, Economics, 15/e; Larson, Fundamental Accounting Principles, 16/e; Garrison, Managerial Accounting, 10/e; and Schiller, Economy Today, 9/e. The successful release of Harrison's Principles of Internal Medicine, 15/e, in the first quarter 2001 will not be repeated in 2002. The change to a "credit card only" policy at the beginning of 2002 in the direct marketing channel depressed 2002 first half revenue but increased margins. Softness in the investing/business and computer/technology markets continued both domestically and internationally. While the domestic economy started to weaken in the first quarter of 2001, the dramatic decline that occurred in the latter half of the year is still being felt in both these markets.

Financial Services' revenue increased 12.2% to $797.6 million and operating profit increased 32.8% to $287.7 million over 2001 first half results. The SFAS No. 142 accounting change contributed $7.1 million to the operating profit of this segment. The acquisition of CVC contributed $42.5 million to revenue of the segment for the first half of 2002. Structured Finance accounted for approximately 40% of the growth in revenues for the segment for the first half of 2002. New issue dollar volume in the U.S. market was off 6.8% and unit volume declined 4.4% in the first half, according to Securities Data. In Europe, new issue dollar volume fell 17.4% and unit volume was off 13.3%, according to Bondware. U.S. Corporate new issue dollar volume was off 27.4% in the first half while U.S. municipal issuance was up 18.8% and U.S. mortgage-backed volume climbed 22.9%. U.S. asset-backed issuance was up 13.0%. The internet redistribution and foreign exchange markets continued to be soft.

Information and Media Services' revenue decreased $29.1 million, or 7.1%, to $381.9 million from 2001 first half results. Operating profit decreased $8.2 million, or 17.6%, to $38.5 million from 2001 first half results. The acquisition of Financial Times Energy (FT Energy) in September 2001 contributed $20.7 million to revenue for the first half of 2002. The change in accounting pursuant to SFAS No. 142 contributed $1.6 million to operating profit for the period. Revenue at the Business-to-Business Group declined by $25.5 million and at the Broadcasting Group by $3.6 million as compared to the first half of 2001. Softness in advertising was experienced in both groups. At Business Week, advertising pages in the first half were off 26.0%, according to the Publishers Information Bureau, with one fewer issue published, but the same number of issues recognized for revenue recognition purposes. At Broadcasting, weakness in the local advertising markets, a decrease of 16.2%, offset growth in national time sales, which increased 5.7%.

Critical Accounting Policies
----------------------------
The SEC issued Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FRR 60"), relating to the provision of additional disclosure and commentary on those accounting policies of the Company considered most critical. FRR 60 considers an accounting policy to be critical if it is important to the Company's financial condition and results, and requires significant judgment and estimates on the part of management in its application. The Company believes the following represent its critical accounting policies as contemplated by FRR 60.

Revenue is generally recognized when goods are shipped to customers or services are rendered. Units whose revenue is principally from service contracts record revenue as earned. Revenue relating to agreements which provide for more than one service is recognized based upon the fair value to the customer of each service component and as each component is earned. If the fair value to the customer for each service is not objectively determinable, revenue will be recognized ratably over the service period. Fair value is determined for each service component through a bifurcation analysis which relies upon the pricing of similar cash arrangements that are not part of the multi-element arrangement. Advertising revenue is recognized when the page is run or the spot is aired. Subscription income is recognized over the related subscription period.

The accounts receivable reserve methodology is based on historical analysis and a review of outstanding balances. A significant estimate in the McGraw-Hill Education segment, and particularly within the Higher Education, Professional and International Group, is the allowance for sales returns, which is based on the historical rate of return and current market conditions. Prepublication costs, principally outside preparation costs, are amortized from the year of publication over their estimated useful lives, primarily three to five years, using either the accelerated or the straight-line method. The majority of the programs are amortized using an accelerated methodology. It is the Company's policy to evaluate the remaining lives and recoverability of such costs, which is sometimes dependent upon program acceptance by state adoption authorities, based on expected undiscounted cash flows. The Company reviews long-lived assets, including intangible assets, and goodwill for impairment annually, or sooner whenever events or changes in circumstances indicate the carrying amounts of such assets may not be recoverable. Upon such an occurrence, recoverability of these assets is determined as follows. For long-lived assets that are held for use, the Company compares the forecasted undiscounted net cash flows to the carrying amount. If the long-lived asset is determined to be unable to recover the carrying amount, then it is written down to fair value. For long-lived assets held for sale, assets are written down to fair value. Fair value is determined based on discounted cash flows, appraised values or management's estimates, depending upon the nature of the assets. Intangibles with indefinite lives are tested by comparing their carrying amounts to fair value. Impairment within goodwill is tested using a two step method. The first step is to compare the fair value of the reporting unit to its book value, including goodwill. If the fair value of the unit is less than its book value, the Company then determines the implied fair value of goodwill by deducting the fair value of the reporting unit's assets from the fair value of the reporting unit's goodwill. If the book value of goodwill is greater than its implied fair value, the Company writes down goodwill to its implied fair value.

Financial Condition
-------------------
The Company continues to maintain a strong financial position. Cash flow from operations of $171.7 million decreased by $8.4 million in 2002 compared with $180.1 million in the first half of 2001. The decrease in cash provided by operating activities primarily relates to a decrease in other current liabilities caused by payments related to the restructuring reserves set up in the fourth quarter of 2001. Also reducing other current liabilities in 2002 is the offset of current assets to previously established reserves for the final closedown of the former Continuing Education Center, resulting in no cash or income statement impact. Total debt increased $106.9 million since year-end, reflecting the seasonal spending on inventory and prepublication costs and dividend payments. The Company's strong presence in the school and higher education markets significantly impacts the seasonality of its earnings and borrowing patterns during the year, with the Company borrowing during the first half of the year and generating cash in the second half of the year, primarily in the fourth quarter.

Commercial paper borrowings at June 30, 2002 totaled $1.1 billion, an increase of $122.6 million from December 31, 2001. The Company's 364-day revolving credit facility agreement provided that the Company could borrow until August 13, 2002, on which date the facility commitment terminates and the maturity of such borrowings may not be later than August 13, 2003. On July 23, 2002, the Company replaced this credit facility with a new 364-day credit facility that allows it to borrow until July 22, 2003, on which date the facility agreement terminates and the maturity of such borrowings may not be later than July 22, 2004. The Company continues to pay a facility fee of 5 basis points on the 364-day facility (whether or not amounts have been borrowed) and borrowings may be made at 15 points above LIBOR. The commercial paper borrowings are also supported by a $625 million 5-year revolving credit facility. All of the facilities contain certain covenants, and the only financial covenant requires that the Company not exceed indebtedness to cash flow ratio, as defined, of 4 to 1 at any time. This restriction has never been exceeded. At June 30, 2002 there were no borrowings under any of the facilities. Eighty percent or $898.2 million of the commercial paper borrowings outstanding are classified as long-term.

Extendible Commercial Notes (ECNs) replicate commercial paper, except that the Company has an option to extend the note beyond its initial redemption date to a maximum final maturity of 390 days. However, if exercised, such an extension is at a higher reset rate, which is at a predetermined spread over LIBOR, and is related to the Company's commercial paper rating at the time of extension. As a result of the extension option, no backup facilities for these borrowings are required. As is the case with commercial paper, ECNs have no financial covenants. There were $25 million in ECNs outstanding at June 30, 2002.

Under a shelf registration that became effective with the Securities and Exchange Commission in 1990, an additional $250 million of debt securities can be issued. Debt could be used to replace a portion of the commercial paper borrowings with longer-term securities if and when market conditions warrant.

Gross accounts receivable of $1.2 billion decreased $101.7 million from the end of 2001 primarily from seasonal collections from the educational publishing business. Inventory increased $53.0 million from the end of 2001 to $455.6 million as the Company prepares itself for the school and higher education publishing selling season later this year.

Net prepublication costs increased $8.0 million from the end of 2001 to $565.3 million due to spending for school, higher education, children's and professional publishing titles. Prepublication cost spending in the first half of 2002 totaled $114.9 million which was comparable to the spending in the first half of 2001. Prepublication cost spending is expected to increase over the remainder of the year totaling an estimated $300.0 million. Purchases of property and equipment were $26.9 million, $14.2 million lower than the prior year. Spending is expected to be lower than the comparative prior year period for the remainder of the year.

The Board of the Directors approved a 4.1% increase in the quarterly common stock dividend to 25.5 cents per share in January 2002. In 1999, the Board of Directors authorized a stock repurchase program of up to 15 million shares. The repurchased shares will be used for general corporate purposes, including the issuance of shares for the exercise of employee stock options. Purchases under this program may be made from time to time on the open market and in private transactions depending on market conditions. Approximately 10.4 million shares have been repurchased under this program through June 30, 2002.

In the fourth quarter of 2001, the Company announced a worldwide restructuring program that includes the exiting of certain businesses, product lines and markets in each of its operating segments. The restructuring expenses were classified as operating expenses on the Consolidated Statement of Income at December 31, 2001 and consisted of $30.2 million in employee severance and benefit costs and $128.8 million in asset impairment losses. The planned workforce reduction of 925 people related to the exiting of certain business activities, product lines and publishing programs to be discontinued or curtailed, and other efforts to improve the effectiveness of the organization. Through June 30, 2002, 773 employees have been terminated and $15.6 million of employee severance and benefit costs were paid. The restructuring is expected to be completed by December 31, 2002. At June 30, 2002 the remaining reserve, which is included in other current liabilities, was approximately $23.5 million and comprised $14.6 million for employee severance and benefit costs and $8.9 million for other cost, primarily, contract termination costs.

Market Risk
-----------
The Company has operations in various foreign countries. The functional currency is the local currency for all locations, except in the McGraw-Hill Education segment where operations that are extensions of the parent have the U.S. dollar as the functional currency. In the normal course of business, these operations are exposed to fluctuations in currency values. The Company does not generally enter into derivative financial instruments in the normal course of business, nor are such instruments used for speculative purposes. The Company has naturally hedged positions in most countries with a local currency perspective and asset and liability offsets. The gross amount of the Company's foreign exchange positions is $119 million, and management has estimated using a value at risk analysis with 90% certainty that based on the historical volatilities of the portfolio that the foreign exchange losses will not exceed $11.3 million over the next year. The Company's interest expense is sensitive to changes in the general level of U.S. interest rates. Based on average debt outstanding over the past six months, the following is the projected impact on interest expense on current operations:

 -------------------------------------------------------------------
   Percent change in interest       Projected impact on operations
   rates (+/-)                      (millions)
 -------------------------------------------------------------------
                 1%                              $5.1
 -------------------------------------------------------------------


         "Safe Harbor" Statement Under the Private Securities Litigation
         ---------------------------------------------------------------
                               Reform Act of 1995
                               ------------------

This section, as well as other portions of this document, includes certain forward-looking statements about the Company's business, new products, sales, expenses, cash flows, spending, and operating and capital requirements. Such forward-looking statements include, but are not limited to: Educational Publishing's level of success in 2002 adoptions and non-adoptions; the level of educational funding; the strength of higher education, professional and international publishing markets; the level of interest rates and the strength of profit levels and the capital markets in the U.S. and abroad with respect to Standard & Poor's Credit Market Services; the strength of the domestic and international advertising markets; Broadcasting's level of advertising; and the level of future cash flow, debt levels, capital and other expenditures and prepublication cost investment.

Actual results may differ materially from those in any forward-looking statements because any such statements involve risks and uncertainties and are subject to change based upon various important factors, including, but not limited to, worldwide economic, financial and political conditions, currency and foreign exchange volatility, the health of capital and equity markets, including future interest rate changes, the level of funding in the education market (both domestically and internationally), the pace of recovery of the economy and in advertising, the successful marketing of new products, and the effect of competitive products and pricing.

Item 3.    Quantitative   and   Qualitative   Disclosures   About Market Risk
------     ------------------------------------------------------------------
The Company has no material changes to the disclosure made on this matter in the Company's report on Form 10-K for the year ended December 31, 2001. Please see the financial condition section of this 10-Q for additional market risk disclosures in Item 2.

                             Part II
                             -------
                        Other Information
                        ------------------

Item 1.     Legal Proceedings
------      -----------------
While the Registrant and its subsidiaries are defendants in numerous legal proceedings in the United States and abroad, neither the Registrant nor its subsidiaries are a party to, or any of their properties subject to, any known material pending legal proceedings which Registrant believes will result in a material adverse effect on its financial statements or business operations.

Item 4.   Submission of Matters to a Vote of Security Holders
-------   ---------------------------------------------------
(a) The 2001 Annual Meeting of Shareholders of the Registrant was held on April 24, 2002.

(b) The following nominees, having received the FOR votes set forth opposite their respective names, constituting a plurality of the votes cast at the Annual Meeting for the election of Directors, were duly elected Directors of the Registrant for three year terms:

DIRECTOR                      FOR                 WITHHOLD AUTHORITY
--------                      ---                 ------------------
Sir Winfried Bischoff       155,695,510               1,614,574
Linda Koch Lorimer          156,567,597                 742,487
Harold W. McGraw III        156,597,047                 713,037

The terms of office of the following directors continued after the meeting:

Pedro Aspe, Vartan Gregorian, Robert P. McGraw, Lois Dickson
Rice, James H. Ross, Edward B. Rust, Jr. and Sidney Taurel.

(c) (i)  Shareholders  approved  the  adoption of the 2002 Stock
         Incentive Plan. The vote was  104,547,993  shares FOR and
         52,187,980   shares   AGAINST, with 574,111 shares
         abstaining and no broker non-votes.

    (ii) Shareholders ratified the appointment of Ernst & Young LLP as independent auditors for the Registrant and its subsidiaries for 2002. The vote was 151,388,896 shares FOR and 5,638,115 shares AGAINST, with 283,073 shares abstaining and no broker non-votes.

   (iii) Shareholders approved the proposal requesting shareholder vote on poison pills. The vote was 74,852,162 shares
         FOR  and  63,829,288  shares  AGAINST,   with  2,716,985
         shares abstaining and no broker non-votes.


Item 6.  Exhibits and Reports on Form 8-K                   Page Number
------   --------------------------------                   -----------
(a)      Exhibits

         (10)  2002 Stock Incentive Plan;

         (12)  Computation of Ratio of Earnings to Fixed
               Charges;                                           29

         (99)  Pro-Forma Presentation of Impact of FAS No. 142,
               Goodwill and Intangible Assets, As of
               January 1, 1999                                    30

          (b)  Reports on Form 8-K

               No report on Form 8-K was filed during the second quarter.

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




                                        The McGraw-Hill Companies, Inc.
                                        -------------------------------






Date:                                  By
     --------------------------           -----------/s/----------------
                                               Robert J. Bahash
                                           Executive Vice President
                                          and Chief Financial Officer






Date:                                  By
      --------------------------          ----------/s/-----------------
                                               Kenneth M.Vittor
                                            Executive Vice President
                                                and General Counsel







Date:                                  By
      --------------------------           ---------/s/------------------
                                               Talia M. Griep
                                            Senior Vice President
                                            and Corporate Controller

                                                        Exhibit 10























                 THE McGraw-HILL COMPANIES, INC.


                    2002 Stock Incentive Plan

                        Table of Contents


                                                              Page


SECTION 1.    Purpose: Definitions...........................................1
SECTION 2.    Administration.................................................3
SECTION 3.    Stock Subject to Plan..........................................5
SECTION 4.    Eligibility....................................................6
SECTION 5.    Stock Options..................................................6
  (a)   Option Price.........................................................6
  (b)   Option Term..........................................................6
  (c)   Exercisability.......................................................7
  (d)   Method of Exercise...................................................7
  (e)   Non-Transferability of Options.......................................8
  (f)   Termination by Death.................................................8
  (g)   Termination by Reason of Disability..................................8
  (h)   Termination by Reason of Retirement..................................8
  (i) Termination by Reason of a Division Sale...............................9
  (j) Other Termination......................................................9
SECTION 6.    Stock Appreciation Rights......................................9
  (a)   Grant and Exercise...................................................9
  (b)   Terms and Conditions................................................10
SECTION 7.    Stock Awards..................................................10
  (a)   Stock Awards in General.............................................10
  (b)   Performance Stock...................................................10
  (c)   Restricted Stock....................................................11
  (d)   Conditions of Stock Awards..........................................11
  (e)   Restrictions and Conditions of Shares...............................11
SECTION 8.    Other Stock-Based Awards......................................13
  (a)   Other Stock-Based Awards in General.................................13
  (b)   Terms and Conditions................................................13
SECTION 9.    Qualifying Awards.............................................14
  (a)   General.............................................................15
  (b)   Qualifying Stock Options and Stock Appreciation Rights..............15
  (c)   Qualifying Awards other than Stock Options and Stock
            Appreciation Rights.............................................15
SECTION 10.   Change In Control Provisions..................................16
  (a)   Impact of Event.....................................................16
  (b)   Definition of "Change in Control"...................................17
  (c)   Change in Control Price.............................................18
SECTION 11.   Amendments and Termination....................................19
SECTION 12.   Unfunded Status of Plan.......................................19
SECTION 13.   General Provisions............................................19
SECTION 14.   Effective Date and Duration of Plan...........................20

                 THE McGraw-HILL COMPANIES, INC.
                 -------------------------------
                    2002 Stock Incentive Plan
                    -------------------------

SECTION 1...Purpose: Definitions.
            ---------------------
     The purpose of The McGraw-Hill Companies, Inc. 2002 Stock Incentive Plan (the "Plan") is to enable the Company to offer its employees long-term performance-based stock incentives and other equity interests in McGraw-Hill, thereby attracting, retaining and rewarding such employees, and strengthening the mutuality of interests between employees and McGraw-Hill's shareholders.

     For purposes of the Plan, the following terms shall be defined as set forth below:

     (a) "Aggregate Limit" shall have the meaning set forth in Section 3(a).

     (b) "Award" means a Stock Option, Stock Appreciation Right, Stock Award, Other Stock-Based Award or Qualifying Award.

     (c) "Award Documentation" shall have the meaning set forth in Section 2(d).

     (d) "Board" means the Board of Directors of McGraw-Hill.

     (e) "Cause" shall mean, except as otherwise defined in an employee's employment agreement or the Award documentation in respect of an Award, the employee's misconduct in respect of the employee's obligations to the Company or other acts of misconduct by the employee occurring during the course of the employee's employment, which in either case results in or could reasonably be expected to result in material damage to the property, business or reputation of the Company; provided that in no event shall unsatisfactory job performance alone be deemed to be "Cause"; and provided further that no termination of employment that is carried out at the request of a person seeking to accomplish a Change in Control or otherwise in anticipation of a Change in Control shall be deemed to be for "Cause".

     (f) "Change in Control" and "Change in Control Price" shall have meanings set forth, respectively, in Sections 10(b) and (c).

     (g) "Code" means the Internal Revenue Code of 1986, as amended from time to time, and any successor thereto.

     (h) "Commission" means the Securities and Exchange Commission or any successor thereto.

     (i) "Committee" means the Compensation Committee of the Board. If at any time no Committee shall be in office, then the functions of the Committee specified in the Plan shall be exercised by the Board or by a committee of Board members.

     (j) "Company" means McGraw-Hill and all domestic and foreign corporations, partnerships and other legal entities of which at least 20% of the voting securities or ownership interests in such corporations, partnerships or other legal entities are owned directly or indirectly by McGraw-Hill.

     (k) "Disability" means, with respect to an Award, disability as defined under the Company's long-term disability plan applicable to the recipient of such Award.

     (l) "Division Sale" means the sale, transfer, or other disposition to a third party not affiliated with the Company of substantially all of the assets or all of the capital stock of a business unit of the Company, but excluding a Change in Control.

     (m) "Early Retirement" means retirement from the Company on or after attaining age 55, but before attaining age 65, after having completed at least 10 years of service with the Company and being eligible to receive Company pension benefits.

     (n)  "Effective Date" shall have the meaning set forth in Section 14.

     (o) "Exchange Act" means the Securities Exchange Act of 1934, as amended from time to time, and any successor thereto.

     (p) "Fair Market Value" for purposes of this Plan, unless otherwise required by any applicable provision of the Code or any regulations issued thereunder, shall mean, as of any given date, the mean between the highest and lowest prices at which the Stock is actually traded on such date as reported on the Consolidated Transaction Reporting System, or, if there is no sale of the Stock on such date, the mean between the bid and asked prices on such Exchange at the close of the market on such date or, if there is no bid and asked activity on such date, such value as may be determined by the Committee in good faith.

     (q) "Incentive Stock Option" means any Stock Option intended to be and designated as an "Incentive Stock Option" within the meaning of Section 422 of the Code.

     (r) "Individual Limit" shall have the meaning set forth in Section 3(a).

     (s) "ISO Limit" shall have the meaning set forth in Section 3(b).

     (t) "Limited Stock Appreciation  Right" shall have the meaning set forth in
Section 6(b)(iv).

     (u) "McGraw-Hill" means The McGraw-Hill Companies, Inc., a corporation organized under the laws of the State of New York, or any successor corporation.

     (v) "Non-Qualified Stock Option" means any Stock Option that is not an Incentive Stock Option.

     (w) "Normal Retirement" means retirement from active employment with the Company on or after age 65.

     (x) "Other Stock-Based Award" means an award under Section 8 that is payable in cash or Stock and is valued in whole or in part by reference to, or is otherwise based on, Stock.

     (y) "Outstanding Common Stock" shall have the meaning set forth in Section 10(b)(i).

     (z)  "Outstanding  Voting  Securities"  shall have the meaning set forth in
Section 10(b)(i).

     (aa) "Performance  Stock" means an award of shares of Stock under Section 7
whose  vesting  and  forfeiture   restrictions   relate  to  the  attainment  of
performance goals and objectives.


     (bb) "Plan" means The McGraw-Hill Companies, Inc. 2002 Stock Incentive Plan, as hereinafter amended from time to time, including any rules, guidelines or interpretations of the Plan adopted by the Committee.

     (cc) "Qualifying Award" means an Award made in accordance with the provisions of Section 9.

     (dd) "Restricted Stock" means an award of shares of Stock under Section 7 whose vesting and forfeiture restrictions relate to the participant's continued service with the Company for a specified period of time.

     (ee) "Restriction Period" shall have the meaning set forth in Section 7(e)(ii).

     (ff) "Retirement" means Normal or Early Retirement.

     (gg) "Stock" means the Common Stock, $1.00 par value per share, of McGraw-Hill.

     (hh) "Stock Award" means an award of Performance Stock or Restricted Stock under Section 7.

     (ii) "Stock Appreciation Right" means the right granted under Section 6 to surrender to the Company all (or a portion) of a Stock Option in exchange for an amount equal to the difference between (i) the Fair Market Value, as of the date such Stock Option (or such portion thereof) is surrendered, of the shares of Stock covered by such Stock Option (or such portion thereof), and (ii) the aggregate exercise price of such Stock Option (or such portion thereof).

     (jj) "Stock Option" means any option to purchase shares of Stock granted under Section 5.

SECTION 2...Administration.
            ---------------
     (a) The Plan shall be administered by the Committee. The Committee shall have full authority to grant Awards, pursuant to the terms of the Plan, to officers and other employees eligible under Section 4.

            In particular, the Committee shall have the authority:

     (i) to select the officers and other employees of the Company to whom Awards may from time to time be granted;

     (ii) to determine whether and to what extent the individual types of Awards are to be granted to one or more eligible employees;

     (iii) to determine the number of shares to be covered by each Award;

     (iv) to determine the terms and conditions, not inconsistent with the terms of the Plan, of any Award (including, but not limited to, the share price, any restriction or limitation, the granting of restoration options, or any vesting acceleration or forfeiture waiver, based on such factors as the Committee shall determine, in its sole discretion);

     (v) to determine whether, to what extent and under what circumstances grants of Awards are to operate on a tandem basis or in conjunction with or apart from cash awards made by the Company outside of this Plan; and

     (vi) to determine whether, to what extent and under what circumstances a Stock Option may be settled in cash.

     (b) Subject to Section 11 hereof, the Committee shall have the authority to adopt, alter and repeal such administrative rules, guidelines and practices governing the Plan as it shall, from time to time, deem advisable; to interpret the terms and provisions of the Plan and any Award (and any agreements relating thereto); and to otherwise supervise the administration of the Plan.

     Subject to Section 11 hereof, all decisions made by the Committee pursuant to the provisions of the Plan shall be made in the Committee's sole discretion and shall be final and binding on all persons, including the Company and Plan participants.

     (c)...The Committee may, but need not, from time to time delegate some or all of its authority under the Plan to one or more members of the Committee or to one or more officers of the Company; provided, however, that the Committee may not delegate its authority under Section 2(b) or its authority to make Qualifying Awards or Awards to participants who are delegated authority hereunder or who are subject to the reporting rules under Section 16(a) of the Exchange Act at the time the Award is made. Any delegation hereunder shall be subject to the restrictions and limits that the Committee specifies at the time of such delegation or thereafter. Nothing in the Plan shall be construed as obligating the Committee to delegate any authority to any person or persons hereunder. The Committee may, at any time, rescind any delegation hereunder and any person or persons who are delegated authority hereunder shall, at all times, serve in such capacity at the pleasure of the Committee. Any action undertaken by any person or persons in accordance with a delegation hereunder shall have the same force and effect as if undertaken directly by the Committee, and any reference in the Plan to the Committee shall, to the extent consistent with the terms and limitations of such delegation, be deemed to include a reference to such person or persons.

     (d)...In connection with the grant of an Award, the Committee shall specify the form of award documentation (the "Award Documentation") to set forth the terms and conditions of the Award. Award Documentation may include, without limitation, an agreement signed by the participant and the Company or a certificate signed only by the Company. Award Documentation may be in written, electronic or other form approved by the Committee.

SECTION 3...Stock Subject to Plan.
            ----------------------
     (a) The total number of shares of Stock reserved and available for distribution under the Plan shall be 4.9% of the number of issued and outstanding shares as of the shareholder record date for the Annual Meeting of Shareholders to be held on April 24, 2002 (the "Aggregate Limit"). Such shares may consist, in whole or in part, of authorized and unissued shares or treasury shares. The Aggregate Limit shall be reduced by the number of shares of Stock subject to any Award, unless the terms of such Award preclude the distribution of such Stock in settlement of such Award. No eligible person may be granted under the Plan in any 60-month period Stock Options (including, for this purpose, Stock Options granted in tandem with a Stock Appreciation Right or Limited Stock Appreciation Right) or Other Stock-Based Awards in the form of stock appreciation rights which, in the aggregate, cover more than 2,000,000 shares of Stock (the "Individual Limit").

     (b) The aggregate number of shares of Stock subject to Stock Awards and Other Stock-Based Awards shall not exceed 33% of the Aggregate Limit. There shall be no comparable limitation, however, on the aggregate number of shares of Stock subject to Stock Options or Stock Appreciation Rights; provided, however, that the aggregate number of shares of Stock subject to Incentive Stock Options granted under this Plan shall not exceed 4.9% of the number of issued and outstanding shares as of the shareholder record date for the Annual Meeting of Shareholders to be held on April 24, 2002 (the "ISO Limit").

     (c) The Aggregate Limit shall be increased by shares of Stock that are

     (i) subject to any Award that is forfeited, settled in cash or property other than Stock, or are otherwise not distributable under the Award, unless the terms of such Award preclude the distribution of Stock in settlement of such Award;

     (ii) tendered to pay the exercise or purchase price of an Award;

     (iii) withheld or tendered to satisfy applicable wage or other required withholding in connection with the exercise, vesting or payment of, or other event related to, an Award; or

     (iv) repurchased by the Company with the option proceeds (determined under generally accepted accounting principles) in respect of the exercise of a Stock Option; provided, however, that the Aggregate Limit shall not be increased under this Section 3(c)(iv) in respect of any Stock Option by a number of shares of Stock greater than (A) the amount of such proceeds, divided by (B) the Fair Market Value on the date of exercise.

     (d) In the event of any merger, reorganization, consolidation, recapitalization, Stock dividend (other than a dividend or its equivalent which is credited to a Plan participant or a regular cash dividend), Stock split, spinoff or other change in corporate structure affecting the Stock, such substitution or adjustment shall be made in the aggregate number and the kind of shares reserved for issuance under the Plan, in the maximum number of shares issuable to any single participant, in the number, kind and option price of shares subject to outstanding Stock Options, and in the number and kind of the shares subject to other outstanding Awards, as may be determined to be appropriate by the Committee, in its sole discretion. Such adjusted option price shall also be used to determine the amount payable by the Company upon the exercise of any Stock Appreciation Right associated with any Stock Option.

     (e) The Aggregate Limit shall not be reduced by shares subject to Awards granted in substitution of awards granted by a business or entity that is acquired by, or whose assets are acquired by, the Company.

SECTION 4...Eligibility.
            ------------
     Officers and other employees of the Company (but excluding members of the Committee and any person who serves only as a director of the Board) who are responsible for or contribute to the management, growth or profitability of the business of the Company are eligible for Awards. Eligibility under the Plan shall be determined solely by the Committee.

SECTION 5...Stock Options.
            --------------
     Stock Options may be granted alone or in addition to other Awards. Stock Options shall be in such form as the Committee may from time to time approve. Stock Options may be of two types: (i) Incentive Stock Options and (ii) Non-Qualified Stock Options.

     The Committee shall have the authority to grant to any optionee Incentive Stock Options, Non-Qualified Stock Options or both types of Stock Options (in each case with or without Stock Appreciation Rights); provided, however, that the Committee may not grant to any participant Incentive Stock Options in respect of shares constituting part of the ISO Limit on or after the tenth anniversary of the earlier of (i) the date of the approval of the Plan by the Board or (ii) the Effective Date.

     Stock Options shall be subject to the following terms and conditions and shall contain such additional terms and conditions, including the grant of restoration options, not inconsistent with the terms of the Plan, as the Committee shall deem desirable:

     (a) Option Price. The option price per share of Stock subject to a Stock Option shall be determined by the Committee at the time of grant but shall be not less than 100% of the Fair Market Value of the Stock at grant.

     (b) Option Term. The option term of each Stock Option shall be fixed by the Committee; provided however, that no Stock Option shall be exercisable more than ten years after the date of grant.

     (c) Exercisability(i) Stock Options shall be exercisable at such time or times and subject to such terms and conditions as shall be determined by the Committee at or after grant; provided, however, that, except as provided in Sections 5(f), (g), (h) and (i) and Section 10, unless the Committee otherwise determines at or after the time of grant, no Stock Option shall be exercisable prior to the first anniversary of the date of grant. If the Committee provides, in its discretion, that any Stock Option is exercisable only in installments, the Committee may waive such installment exercise provisions at any time at or after grant in whole or in part, based on such factors as the Committee shall determine, in its sole discretion.

     (ii) Notwithstanding anything in this Section 5 to the contrary, if an optionee dies during a post-termination exercise period under Section 5(g), (h),
(i) or (j), any unexercised Stock Option held by such optionee shall thereafter be exercisable, to the extent to which it was exercisable at the time of death, for a period of one year from the date of death or, in the case of an Incentive Stock Option, for a period of one year from the date of death or until the expiration of the option term, whichever period is shorter.

     (d) Method of Exercise.

     (i) Subject to whatever installment exercise and waiting period provisions apply under Section 5(c), Stock Options may be exercised in whole or in part at any time during the option term, by giving written notice of exercise to the Company specifying the number of shares to be purchased. Subject to Section 5(d)(iv), such notice shall be accompanied by payment in full of the option price in such form as the Committee may accept.

     (ii) If and to the extent determined by the Committee in its sole discretion at or after grant, payment in full or in part may also be made in the form of unrestricted Stock duly owned by the optionee (and for which the optionee has good title free and clear of any liens and encumbrances) based, in each such case, on the Fair Market Value of the Stock on the last trading date preceding payment, as determined by the Committee. Unless otherwise determined by the Committee at or after the time of grant, such payment may be made by constructive delivery of such shares of owned and unrestricted Stock pursuant to an attestation or other similar form as determined by the Committee.

     (iii) Subject to Section 5(d)(iv), no shares of Stock shall be distributed until payment therefore, as provided herein, has been made. An optionee shall generally have the rights to dividends or other rights of a shareholder with respect to shares subject to the Stock Option when the optionee has given written notice of exercise, has paid for such shares as provided herein, and, if requested, has given the representation described in Section 13(a).

     (iv) Stock Options may also be exercised pursuant to a cashless exercise procedure approved by the Committee pursuant to which shares of Stock are sold by a broker or other appropriate third party on the market with the proceeds of such sale (or, if applicable, extension of credit by such broker) remitted to the Company to pay the exercise price of the Stock Option and the applicable withholding taxes, and the balance of such proceeds (less commissions and other expenses of such sale) paid to the optionee.

     (e) Non-Transferability of Options. Unless the Committee determines otherwise at or after grant, no Stock Option shall be transferable by the optionee otherwise than by will or by the laws of descent and distribution, and, unless the Committee determines otherwise at or after grant, all Stock Options shall be exercisable, during the optionee's lifetime, only by the optionee.

     (f) Termination by Death. Unless the Committee otherwise determines at or after the time of grant, if an optionee's employment by the Company terminates by reason of death, any Stock Option held by such optionee shall be fully vested and may thereafter be exercised by the legal representative of the estate or by the legatee of the optionee under the will of the optionee, for a period of one year (or such other period as the Committee may specify at or after grant) from the date of death or, for an Incentive Stock Option, for a period of one year from the date of death or until the expiration of the option term, whichever period is the shorter.

     (g) Termination by Reason of Disability. Unless the Committee otherwise determines at or after the time of grant, if an optionee's employment by the Company terminates by reason of Disability, any Stock Option held by such optionee shall be fully vested and may thereafter be exercised by the optionee, subject to Section 5(c)(ii), for a period of three years (or such other period as the Committee may specify at or after grant) from the date of such termination of employment or until the expiration of the option term, whichever period is the shorter.

     (h) Termination by Reason of Retirement. Unless the Committee otherwise determines at or after the time of grant, if an optionee's employment by the Company terminates by reason of Normal Retirement, any Stock Option held by such optionee shall be fully vested and may thereafter be exercised by the optionee, subject to Section 5(c)(ii), for a period of three years (or such other period as the Committee may specify at or after grant) from the date of such termination of employment or the expiration of the option term, whichever period is the shorter. Unless the Committee otherwise determines at or after the time of grant, if an optionee's employment with the Company terminates by reason of Early Retirement, any Stock Option held by such optionee may thereafter be exercised by the optionee to the extent it was exercisable at the date of retirement, subject to Section 5(c)(ii), for a period of three years (or such other period as the Committee may specify at or after grant) from the date of such termination of employment or the expiration of the option term, whichever period is the shorter. If and only if the Committee so approves at the time of Early Retirement, if an optionee's employment with the Company terminates by reason of Early Retirement, any Stock Option held by the optionee shall be fully vested and may thereafter be exercised by the optionee as provided above in connection with termination of employment by reason of Normal Retirement.

     (i) Termination by Reason of a Division Sale. Unless the Committee otherwise determines at or after the time of grant, if an optionee's employment by the Company terminates by reason of a Division Sale, any Stock Option held by such optionee shall be fully vested and may thereafter be exercised by the optionee, subject to Section 5(c)(ii), for a period of six months (or such other period as the Committee may specify at or after grant) from the date of such termination of employment or until the expiration of the option term, whichever period is the shorter; provided, however, that, if the optionee shall be, on the date of the Division Sale, eligible for Early Retirement, any unexercised Stock Option held by such optionee may thereafter be exercised by the optionee, subject to Section 5(c)(ii), until the expiration of the option term.

     (j) Other Termination. Unless the Committee otherwise determines at or after the time of grant, if an optionee's employment terminates for any reason other than death, Disability, Retirement, Division Sale or for Cause, any Stock Option held by such optionee may thereafter be exercised by the optionee to the extent it was exercisable at the date of termination, subject to Section 5(c)(ii), for a period of six months (or such other period as the Committee may specify at or after grant) from the date of such termination of employment or until the expiration of the option term, whichever period is the shorter. If an optionee's employment with the Company is involuntarily terminated by the Company for Cause, the Stock Option shall thereupon terminate and shall not be exercisable thereafter.

SECTION 6.  Stock Appreciation Rights.
            --------------------------
     (a) Grant and Exercise. Stock Appreciation Rights may be granted in conjunction with all or part of any Stock Option. In the case of a Non-Qualified Stock Option, such rights may be granted either at or after the time of the grant of such Stock Option. In the case of an Incentive Stock Option, such rights may be granted only at the time of the grant of such Stock Option.

     A Stock Appreciation Right or applicable portion thereof granted with respect to a given Stock Option shall terminate and no longer be exercisable upon the termination or exercise of the related Stock Option; except that, unless the Committee otherwise determines, in its sole discretion, at the time of grant, a Stock Appreciation Right granted with respect to less than the full number of shares covered by a related Stock Option shall not be reduced until the number of shares covered by an exercise or termination of the related Stock Option exceeds the number of shares not covered by the Stock Appreciation Right.

     A Stock Appreciation Right may be exercised by an optionee, in accordance with Section 6(b), by surrendering the applicable portion of the related Stock Option. Upon such exercise and surrender, the optionee shall be entitled to receive an amount determined in the manner prescribed in Section 6(b). Stock Options which have been so surrendered, in whole or in part, shall no longer be exercisable to the extent the related Stock Appreciation Rights have been exercised.

     (b) Terms and Conditions. Stock Appreciation Rights shall be subject to such terms and conditions, not inconsistent with the provisions of the Plan, as shall be determined from time to time by the Committee, including the following:

     (i) Stock Appreciation Rights shall be exercisable only at such time or times and to the extent that the Stock Options to which they relate shall be exercisable in accordance with the provisions of Section 5 and this Section 6.

     (ii) Upon the exercise of a Stock Appreciation Right, an optionee shall be entitled to receive up to, but not more than, an amount in cash, shares of Stock or a combination thereof equal in value to the excess of the Fair Market Value of one share of Stock over the option price per share specified in the related Stock Option multiplied by the number of shares in respect of which the Stock Appreciation Right shall have been exercised. Subject to Section 6(b)(iv), the form of payment of a Stock Appreciation Right may be specified by the Committee at or after the date of grant or be subject to Committee approval after grant, or the Committee may specify at or after the time of grant that a participant may elect the form of payment at the time of the exercise of a Stock Appreciation Right.

     (iii) Stock Appreciation Rights shall be transferable only when and to the extent that the underlying Stock Option would be transferable under Section 5(e).

     (iv) In its sole discretion, the Committee may grant at or after the date of grant of an Option "Limited Stock Appreciation Rights", i.e., Stock Appreciation Rights that become exercisable only in the event of a Change in Control, subject to such terms and conditions as the Committee may specify at grant. Limited Stock Appreciation Rights shall be settled solely in cash.

SECTION 7.  Stock Awards.
            -------------
     (a) Stock Awards in General. Stock Awards may be awarded either alone or in addition to other Awards. Stock Awards may be of two types: (i) Performance Stock and (ii) Restricted Stock. The Committee shall have authority to award to any participant Performance Stock, Restricted Stock or both types of Stock Awards. The Committee shall determine, in its sole discretion, the eligible persons to whom, and the time or times at which, grants of Stock Awards will be made, the number of shares subject to Stock Awards, the price (if any) to be paid by the recipient (subject to Section 7(d)), the time or times within which Stock Awards may be subject to forfeiture, the performance goals and objectives and performance periods applicable to, the vesting schedule and rights to acceleration of, and all other terms and conditions of the Stock Awards. The provisions of Stock Awards need not be the same with respect to each recipient, and, with respect to individual recipients, need not be the same in subsequent years.

     (b) Performance Stock. Performance Stock is an award of Stock whose vesting and forfeiture restrictions are related to the attainment of one or more performance goals and objectives (including the goals and objectives described in Section 9(c)(i)) and such other terms and conditions as may be specified by the Committee at or after the date of grant.

     (c) Restricted Stock. Restricted Stock is an award of Stock whose vesting and forfeiture restrictions are related to the participant's continued service with the Company for a specified period of time and such other terms and conditions as may be specified by the Committee at or after the date of grant.

     (d) Conditions of Stock Awards. Stock Awards shall be subject to the following conditions:

     (i) The purchase price, if any, for shares of Stock subject to a Stock Award shall be set by the Committee at the time of grant.

     (ii) A participant who is selected to receive a Stock Award may be required, as a condition to receipt of such Stock Award, to execute and to deliver to the Company the applicable Award Documentation, and to pay whatever price (if any) is required under Section 7(d)(i).

     (iii) Each participant receiving a Stock Award shall be issued a stock certificate in respect of such shares of Performance Stock or Restricted Stock. Such certificate shall be registered in the name of such participant, and shall bear an appropriate legend referring to the terms, conditions, and restrictions applicable to such Award, substantially in the following form:

     "The transferability of this certificate and the shares of stock represented hereby are subject to the terms and conditions (including forfeiture) of The McGraw-Hill Companies, Inc. 2002 Stock Incentive Plan and the Award Documentation dated ___________. Copies of such Plan and the Award Documentation are on file in the offices of The McGraw-Hill Companies, Inc., 1221 Avenue of the Americas, New York, NY 10020."

     (iv) The Committee shall require that the stock certificates evidencing such shares be held in custody by the Company until the restrictions thereon shall have lapsed, and that, as a condition of any Stock Award, the participant shall have delivered a duly signed stock power, endorsed in blank, relating to the Stock covered by the Stock Award. The Company may, in lieu of the above provisions of this subparagraph (iv) and the aforesaid subparagraph (iii) with respect to stock certificates, provide for a book entry on behalf of the participant in respect of such shares of Performance Stock or Restricted Stock which shall be subject to the same limitations contained therein.

     (e) Restrictions and Conditions of Shares. The shares subject to a Stock Award shall be subject to the following restrictions and conditions:

     (i) Unless the Committee determines otherwise at or after the time of grant, such shares shall not vest prior to the first anniversary of the date of grant. Except in the case of Restricted Stock subject to which the aggregate number of shares does not exceed five percent of the Aggregate Limit, (A) the shares subject to Restricted Stock shall not vest earlier than in pro rata installments over a period of three years and (B) notwithstanding anything in
Section 7(e)(v) to the contrary, the Committee shall not waive or accelerate vesting and forfeiture restrictions for shares subject to Restricted Stock, other than in connection with death, disability, retirement, termination of employment, sale of the business unit or change in control.

     (ii) Subject to the provisions of this Plan and the Award Documentation, during a period set by the Committee commencing with the date of grant (the "Restriction Period"), the participant shall not be permitted to sell, transfer, pledge or assign such shares. Within these limits, the Committee, in its sole discretion, may provide for the lapse of such restrictions in installments and may accelerate or waive such restrictions in whole or in part, based on service, performance or such other factors or criteria as the Committee may determine, in its sole discretion.

     (iii) Except as provided in Section 7(e)(ii), the participant shall have, with respect to such shares, the right to vote and to receive any dividend or dividend equivalent payments in cash.

     (iv) Subject to the applicable provisions of the Award Documentation and this Section 7, upon termination of a participant's employment with the Company for any reason during the Restriction Period, all such shares still subject to restriction shall vest or be forfeited in accordance with the terms and conditions established by the Committee at or after grant.

     (v) In the event of hardship or other special circumstances of a participant whose employment with the Company is involuntarily terminated (other than for Cause), the Committee may, in its sole discretion, waive in whole or in part any or all remaining restrictions with respect to any such shares of the participant based on such factors as the Committee may deem appropriate.

     (vi) If and when the Restriction Period expires without a prior forfeiture of any such shares, and subject to payment to the Company of the applicable withholding taxes, the certificates for such remaining shares shall be delivered to the participant. Subject to Section 13(a), all legends shall be removed from said certificates at the time of delivery to the participant.

SECTION 8.  Other Stock-Based Awards.
            -------------------------
     (a) Other Stock-Based Awards in General. Other awards of Stock and other awards that are payable in cash or Stock and are valued in whole or in part by reference to, or are otherwise based in whole or in part on, Stock ("Other Stock-Based Awards"), including, without limitation, cash settled performance shares, cash or Stock settled stock appreciation rights, shares valued by reference to subsidiary performance, and phantom stock and similar units, may be granted either alone or in addition to or in tandem with other Awards.

     Subject to the provisions of the Plan, the Committee shall have authority to determine the persons to whom and the time or times at which Other Stock-Based Awards shall be made, the number of shares of Stock to be awarded, the cash payment to be made pursuant to, and all other conditions of, Other Stock-Based Awards.

     The provisions of Other Stock-Based Awards need not be the same with respect to each recipient.

     (b) Terms and Conditions. Other Stock-Based Awards shall be subject to the following terms and conditions:

     (i) Subject to the provisions of this Plan and the applicable Award Documentation, participants' rights with respect to Other Stock-Based Awards, including the shares subject to Other Stock-Based Awards, may not be sold, assigned, transferred, pledged or otherwise encumbered prior to the date on which the shares are distributed to the participant, or, if later, the date on which any applicable restriction, performance or deferral period lapses.

     (ii) Unless the Committee otherwise determines at the time of award, subject to the provisions of this Plan and the applicable Award Documentation, recipients of Other Stock-Based Award shall be entitled to receive, currently or on a deferred basis, dividends or dividend equivalents with respect to the number of shares or deemed number of shares covered by Other Stock-Based Awards, as determined at or after the time of the award by the Committee, in its sole discretion.

     (iii) Other Stock-Based Awards and any cash payments or Stock covered by Other Stock-Based Awards shall vest or be forfeited to the extent so provided in the applicable Award Documentation, as determined by the Committee, in its sole discretion.

     (iv) In the event of the participant's Retirement, Disability or death, or in cases of special circumstances, the Committee may, in its sole discretion, waive in whole or in part any or all of the limitations imposed hereunder (if any) with respect to any or all Other Stock-Based Awards.

     (v) Each Other Stock-Based Award shall be confirmed by, and subject to the terms of, the applicable Award Documentation.

     (vi) Stock distributed on a bonus basis under this Section 8 may be awarded for no cash consideration.

SECTION 9.  Qualifying Awards.
            ------------------
     (a) General. The Committee may, in its sole discretion, grant an Award to any participant with the intent that such Award qualifies as "performance-based compensation" for "covered employees" under Section 162(m) of the Code (a
"Qualifying Award"). The provisions of this Section 9 as well as all other applicable provisions of the Plan not inconsistent with this Section 9 shall apply to all Qualifying Awards. Qualifying Awards shall be of the type set forth in paragraph (b) or (c) below.

     (b) Qualifying Stock Options and Stock Appreciation Rights. Qualifying Awards may be in the form of Stock Options, Stock Appreciation Rights or Other Stock-Based Awards in the form of stock appreciation rights granted by the Committee and subject to the Individual Limit.

     (c)  Qualifying  Awards  other than Stock  Options  and Stock  Appreciation
Rights.

     (i) Qualifying Awards (other than Stock Options, Stock Appreciation Rights and Other Stock-Based Awards in the form of stock appreciation rights) may be in the form of Stock Awards and Other Stock-Based Awards whose payment is conditioned upon the achievement of the performance objectives described in this paragraph. Amounts earned under such Qualifying Awards shall be based upon the attainment of performance objectives for the performance goals established by the Committee for a performance cycle in accordance with the provisions of
Section 162(m) of the Code and the applicable regulations thereunder related to performance-based compensation. More than one performance goal may apply to a given performance cycle and payments may be made for a given performance cycle based upon the attainment of the performance objectives for any of the performance goals applicable to that cycle. The duration of a performance cycle shall be determined by the Committee, and the Committee shall be authorized to permit overlapping or consecutive performance cycles. The performance goals and the performance objectives applicable to a performance cycle shall be established by the Committee in accordance with the timing requirements set forth in Section 162(m) of the Code and the applicable regulations thereunder. The performance goals that may be selected by the Committee for a performance cycle include any of the following: diluted earnings per share, net income, net operating income, pretax profit, revenue growth, return on sales, return on equity, return on assets, return on investment, total return to shareholders, EBITDA, economic profit and cash flow, each of which may be established on a corporate-wide basis or established with respect to one or more operating units, divisions, acquired businesses, minority investments, partnerships or joint ventures, and may be measured on an absolute basis or relative to selected peer companies or a market index. The Committee shall have the discretion, by participant and by Qualifying Award, to reduce (but, in the case of Qualifying Awards only, not to increase) some or all of the amount that would otherwise be payable under the Qualifying Award by reason of the satisfaction of the performance objectives set forth in the Qualifying Award.

     (ii) For any performance cycle with a duration of thirty-six months, no participant may receive Qualifying Awards under this Section 9(c) covering more than 150,000 shares of Stock or which provide for the payment for such performance cycle of more than 150,000 shares of Stock (or cash amounts based on the value of more than 150,000 shares of Stock). For a performance cycle that is longer or shorter than thirty-six months, the maximum limits set forth in the previous sentence shall be adjusted by multiplying such limit by a fraction, the numerator of which is the number of months in the performance cycle and the denominator of which is thirty-six. Except as otherwise provided in Section 10, no amounts shall be paid in respect of a Qualifying Award granted under this
Section 9(c) unless, prior to the date of such payment, the Committee certifies, in a manner intended to meet the requirements of Section 162(m) of the Code and the applicable regulations thereunder related to performance-based compensation, that the criteria for payment of Qualifying Awards related to that cycle have been achieved.

SECTION 10. Change In Control Provisions.
            -----------------------------
     (a) Impact of Event. Unless the Committee otherwise determines at the time of grant, in the event of a Change in Control, the following acceleration and valuation provisions shall apply notwithstanding any other provision of the
Plan:

     (i) Any Stock Appreciation Rights (including, without limitation, any Limited Stock Appreciation Rights) and any Stock Options (including Qualifying Awards) not previously exercisable and vested shall become fully exercisable and vested and shall remain exercisable for the remainder of their original terms, notwithstanding any subsequent termination of the applicable participant's employment for any reason.

     (ii) The restrictions and deferral limitations applicable to any Stock Awards and Other Stock-Based Awards (including Qualifying Awards), in each case to the extent not already vested under the Plan, shall lapse and such Awards shall be deemed fully vested, notwithstanding any subsequent termination of the applicable participant's employment for any reason.

     (iii) All outstanding Awards (including Qualifying Awards) shall either (A) be cashed out by the Company on the basis of the Change in Control Price as of the date such Change in Control is determined to have occurred or (B) be converted into awards based upon publicly traded common stock of the corporation that acquires McGraw-Hill, with which McGraw-Hill merges, or which otherwise results from the Change in Control, with appropriate adjustments pursuant to
Section 3(d) to preserve the value of the Awards. The Committee shall determine, in its sole discretion, which of the foregoing clauses (A) and (B) shall apply; provided, however, that the Committee shall be obligated to make such determination not later than three business days prior to a Change in Control; provided further that if no such determination is made by the Committee in accordance with the preceding clause, then the provisions of Section 10(a)(iii)(A) herein shall apply. In the event that the provisions of Section 10(a)(iii)(B) herein shall apply following a determination by the Committee, then all no-trading policies and other internal corporate approvals required with respect to the exercise or sale of Awards (including Qualifying Awards) and/or the underlying shares of Stock shall be waived.

     (b) Definition of "Change in Control". For purposes of this Plan, the term "Change in Control" shall mean any of the following events:

     (i) An acquisition by any individual, entity or group (within the meaning of Section 13(d)(3) or 14(d)(2) of the Exchange Act) (a "Person" of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of 20% or more of either (1) the then outstanding shares of Stock (the "Outstanding Common Stock") or (2) the combined voting power of the then outstanding voting securities of McGraw-Hill entitled to vote generally in the election of directors (the "Outstanding Voting Securities"); excluding, however, the following: (1) any acquisition directly from McGraw-Hill, other than an acquisition by virtue of the exercise of a conversion privilege unless the security being so converted was itself acquired directly from McGraw-Hill; (2) any acquisition by McGraw-Hill; (3) any acquisition by any employee benefit plan (or related trust) sponsored or maintained by McGraw-Hill or any entity controlled by McGraw-Hill; or (4) any acquisition pursuant to a transaction which complies with clauses (A), (B) and (C) of subsection (iii) of this Section 10(b); or

     (ii) A change in the composition of the Board such that the individuals who, as of the Effective Date, constitute the Board (such Board shall be hereinafter referred to as the "Incumbent Board") cease for any reason to constitute at least a majority of the Board; provided, however, for purposes of this Section 10(b), that any individual who becomes a member of the Board subsequent to the Effective Date, whose election, or nomination for election by McGraw-Hill's shareholders, was approved by a vote of at least a majority of those individuals who are members of the Board and who were also members of the Incumbent Board (or deemed to be such pursuant to this proviso) shall be considered as though such individual were a member of the Incumbent Board; but provided further that any such individual whose initial assumption of office occurs as a result of either an actual or threatened election contest (as such terms are used in Rule 14a-11 of Regulation 14A promulgated under the Exchange
Act) or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Board shall not be so considered as a member of the Incumbent Board; or

     (iii) Consummation of a reorganization, merger or consolidation or sale or other disposition of all or substantially all of the assets of McGraw-Hill ("Corporate Transaction"); excluding, however, such a Corporate Transaction pursuant to which (A) all or substantially all of the individuals and entities who are the beneficial owners, respectively, of the Outstanding Common Stock and Outstanding Voting Securities immediately prior to such Corporate Transaction will beneficially own, directly or indirectly, more than 50% of, respectively, the outstanding shares of common stock, and the combined voting power of the then outstanding voting securities entitled to vote generally in the election of directors, as the case may be, of the corporation resulting from such Corporate Transaction (including, without limitation, a corporation which as a result of such transaction owns McGraw-Hill or all or substantially all of McGraw-Hill's assets either directly or through one or more subsidiaries) in substantially the same proportions as their ownership, immediately prior to such Corporate Transaction, of the Outstanding Common Stock and Outstanding Voting Securities, as the case may be, (B) no Person (other than McGraw-Hill, any employee benefit plan (or related trust) of McGraw-Hill or such corporation resulting from such Corporate Transaction) will beneficially own, directly or indirectly, 20% or more of, respectively, the outstanding shares of common stock of the corporation resulting from such Corporate Transaction or the combined voting power of the outstanding voting securities of such corporation entitled to vote generally in the election of directors except to the extent that such ownership existed prior to the Corporate Transaction, and (C) individuals who were members of the Incumbent Board will constitute at least a majority of the members of the board of directors of the corporation resulting from such Corporate Transaction; or

     (iv) The approval by the shareholders of McGraw-Hill of a complete liquidation or dissolution of McGraw-Hill.

     (c) Change in Control Price. For purposes of this Section 10, "Change in Control Price" means the highest price per share paid in any transaction reported on the Consolidated Transaction Reporting System, or paid or offered in the transaction or transactions that result in the Change in Control or any other bona fide transaction related to a Change in Control or possible change in control of McGraw-Hill at any time during the sixty-day period ending on the date of the Change in Control, as determined by the Committee.

     SECTION 11. Amendments and Termination. The Board may amend, alter, discontinue or terminate the Plan, but no amendment, alteration, discontinuation or termination shall be made which would impair the rights of an optionee or participant under an Award theretofore granted, without the optionee's or participant's consent. In addition, the Board shall have the right to amend, modify or remove the provisions of the Plan which are included to permit the Plan to comply with the "performance-based" exception to Section 162(m) of the Code if Section 162(m) of the Code is subsequently amended, deleted or rescinded.

     The Committee may amend the terms of any Award theretofore granted, prospectively or retroactively; but, subject to Section 3(d), no such amendment or other action by the Committee shall impair the rights of any holder without the holder's consent or reduce the option price per share of Stock subject to a Stock Option without prior shareholder approval.

     Subject to the above provisions, the Board shall have broad authority to amend the Plan to take into account changes in applicable securities and tax laws and accounting rules, as well as other developments.

     SECTION 12. Unfunded Status of Plan. The Plan is intended to constitute an "unfunded" plan for incentive and deferred compensation. With respect to any payments not yet made to a participant or optionee by the Company, nothing contained herein shall give any such participant or optionee any rights that are greater than those of a general creditor of the Company.

SECTION 13. General Provisions.
            -------------------
     (a) The Committee may require each person purchasing shares pursuant to an Award to represent to and agree with the Company in writing that the optionee or participant is acquiring the shares without a view to distribution thereof. The certificates for such shares may include any legend which the Committee deems appropriate to reflect any restrictions on transfer.

     All certificates for shares of Stock delivered under the Plan shall be subject to such stop transfer orders and other restrictions as the Committee may deem advisable under the rules, regulations, and other requirements of the Commission, any stock exchange upon which the Stock is then listed, any applicable federal or state securities law, and any applicable corporate law, and the Committee may cause a legend or legends to be put on any such certificates to make appropriate reference to such restrictions.

     (b) Nothing contained in this Plan shall prevent the Board from adopting other or additional compensation or equity plans or arrangements, subject to shareholder approval if such approval is required; and such arrangements may be either generally applicable or applicable only in specific cases.

     (c) The adoption of the Plan shall not confer upon any employee of the Company any right to continued employment with the Company, as the case may be, nor shall it interfere in any way with the right of the Company to terminate the employment of any of its employees at any time.

     (d) No later than the date as of which an amount first becomes includible in the gross income of the participant for income tax purposes with respect to any Award (including dividends or dividend equivalents on any non-vested Stock Award or Other Stock-Based Award), the participant shall pay to the Company, or make arrangements satisfactory to the Committee regarding the payment of, any federal, FICA, state, or local taxes of any kind required by law to be withheld or paid with respect to such amount. Unless the Committee otherwise determines, tax withholding or payment obligations may be settled with Stock, including Stock that is part of the Award that gives rise to the withholding requirement. The obligations of the Company under the Plan shall be conditional on such payment or arrangements and the Company shall, to the extent permitted by law, have the right to deduct any such taxes from any payment of any kind otherwise due to the participant.

     (e) The Plan and all Awards and actions taken thereunder shall be governed by and construed in accordance with the laws of the State of New York.

     (f) Any payment under this Plan shall not be deemed compensation for purposes of computing benefits under any retirement plan of the Company and shall not affect any benefits under any other benefit plan now or subsequently in effect under which the availability or amount of benefits is related to the level of compensation.

     (g) The Committee may grant Awards to eligible employees who are foreign nationals, who are located outside the United States, or who are otherwise subject to or cause the Company to be subject to legal or regulatory provisions of countries or jurisdictions outside the United States, on such terms and conditions different from those specified in the Plan as may, in the judgment of the Committee, be necessary or desirable to foster and promote achievement of the purposes of the Plan and, in furtherance of such purposes, the Committee may make such modifications, amendments, procedures, subplans and the like as may be necessary or advisable to comply with such legal or regulatory provisions.

     SECTION 14. Effective Date and Duration of Plan. The Plan shall become effective as of the date of shareholder approval of the Plan in accordance with applicable law and the by-laws of McGraw-Hill (the "Effective Date"). The Plan shall continue in effect until all available shares have been issued, unless earlier terminated by the Board.



                                                     Exhibit (12)

                 The McGraw-Hill Companies, Inc.
                 -------------------------------
        Computation of Ratio of Earnings to Fixed Charges
        -------------------------------------------------


                                               June 30, 2002       June 30, 2001
                                            --------------------   -------------
                                             Six          Twelve         Six
                                             Months       Months       Months
                                            --------      -------      -------

Earnings
   Earnings from continuing operations
       before income tax expense (Note)    $ 258,921    $ 662,058     $  202,245
   Fixed charges                              37,404       82,123         54,753
                                           ---------    ---------     ----------
Total Earnings                             $ 296,325    $ 744,181     $  256,998
                                           =========    =========     ==========
Fixed Charges (Note)
   Gross interest expense                  $  14,427      $37,933     $   34,470
   Portion of rental payments deemed to
   be interest                                22,977       44,190         20,283
                                           ---------    ---------     ----------
       Total Fixed Charges                 $  37,404      $82,123      $  54,753
                                           =========    =========     ==========
Ratio of Earnings to Fixed Charges              7.9x          9.1x          4.7x


(Note) For purposes of computing the ratio of earnings to fixed charges, "earnings from continuing operations before income taxes" excludes undistributed equity in income of less than 50%-owned companies, primarily the Company's earnings in its 45% interest in Rock-McGraw, Inc. Rock-McGraw earnings for the six and twelve months periods ended
          June 30, 2002 and the six month period ended June 30, 2001, are $6.2 million, $10.9 million and $4.9 million, respectively. "Fixed charges" consist of (1) interest on debt, and (2) the portion of the Company's rental expense deemed representative of the interest factor in rental expense.

          Earnings from continuing operations before income taxes for the twelve month period ended June 30, 2002 includes a $159.0 million provision for restructuring and asset write-down.


                                                            Exhibit (99)


                   The McGraw-Hill Companies, Inc.
                   -------------------------------

The  following   table  reflects  pro  forma  results  of  the Company in 2001,
2000 and 1999,  giving  effect to  Statement of  Financial  Accounting Standards
No.  142,  Goodwill  and Other Intangible  Assets,  as if it were adopted as of
January 1, 1999:  (in thousands, except earnings per share)

                                                   2001       2000*      1999
                                                ----------  ---------  --------
                                                       (in thousand)

Income before cumulative adjustment, as
reported                                     $377,031      $471,916     $425,574
Add back:  amortization expense, net of tax    34,831        29,167       25,698
                                             --------      --------     --------
Pro forma income before cumulative
adjustment                                   $411,862      $501,083     $451,272
                                             ========      ========     ========
Net income, as reported                       377,031      $403,794     $425,574
Add back:  amortization expense, net of tax    34,831        29,167       25,698
                                             --------      --------     --------
Pro forma net income                         $411,862      $432,961     $451,272
                                             ========      ========     ========
Basic earnings per common share:
   Income before cumulative adjustment, as
    reported                                 $   1.95      $  2.43      $   2.17
   Pro forma income before cumulative
    adjustment                               $   2.13      $  2.58      $   2.30

Net Income, as reported                      $   1.95      $  2.08      $   2.17
Pro forma net income                         $   2.13      $  2.23      $   2.30

Diluted earnings per common share:
   Income before cumulative adjustments,
    as  reported                             $   1.92      $  2.41      $   2.14
   Pro forma income before cumulative
    adjustment                               $   2.10      $  2.56      $   2.27

Net Income, as reported                      $   1.92      $  2.06      $   2.14
Pro forma net income                         $   2.10      $  2.21      $   2.27

*  The  Company   adopted   the   Securities   and   Exchange Commission's
   Staff  Accounting   Bulletin  (SAB)  No.  101, Revenue Recognition in
   Financial Statements, as of January 1, 2000. The cumulative effect of the accounting change resulted in a charge to income of $68,122 (net of taxes of $46,688).