Form 10-Q
period 2002-09-30
MCGRAW-HILL COMPANIES INC
filed 2002-11-01
CIK 64040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                  FORM 10-Q


[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2002
                                     OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                      For the transition period from         to
                                                     --------   --------

                        Commission File Number 1-1023

                       THE MCGRAW-HILL companies, INC.
 ---------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

             New York                             13-1026995
---------------------------------         ----------------------------------
 (State of other jurisdiction of           (I.R.S. Employer
  incorporation or organization)            Identification No.)

1221 Avenue of the Americas, New York, N.Y.           10020
----------------------------------------------------------------------------
(Address of Principal executive offices)            (Zip Code)

Registrant's telephone number, including area code (212) 512-2000
                                                   ------------------
                               Not Applicable
----------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        YES  [X]         NO  [ ]

On October 15, 2002 there were approximately 193.8 million shares of common stock (par value $1.00 per share) outstanding.

                       The McGraw-Hill Companies, Inc.
                       -------------------------------
                              TABLE OF CONTENTS
                              -----------------


                                                              Page Number
                                                              -----------
PART I.  FINANCIAL INFORMATION
------------------------------

   Item 1.  Financial Statements
   -------
             Review Report of Independent Accountants                   3

             Consolidated Statement of Income for
             the three and nine month periods ended
             September 30, 2002 and 2001                                4

             Consolidated Balance Sheets at September 30, 2002,
             December 31, 2001 and September 30, 2001                  5-6

             Consolidated Statement of Cash Flows for the nine
             months ended September 30, 2002 and 2001                   7

             Notes to Consolidated Financial Statements               8-18


   Item 2.  Management's Discussion and Analysis of Operating
   ------   Results and Financial Condition                          19-28

   Item 3.  Quantitative and Qualitative Disclosures
   ------   About Market Risk                                          28

   Item 4.  Controls and Procedures                                    29
   ------


Part II.  OTHER INFORMATION
---------------------------

   Item 1.  Legal Proceedings                                          29
   ------

   Item 6.  Exhibits and Reports on Form 8-K                         29-36
   ------

Independent Accountant's Review Report

The Board of Directors and Shareholders
of The McGraw-Hill Companies, Inc.

We have reviewed the accompanying consolidated balance sheet of The McGraw-Hill Companies, Inc., as of September 30, 2002, and the related consolidated statement of income for the three-month and nine-month periods ended September 30, 2002 and 2001, and the consolidated statement of cash flows for the nine-month periods ended September 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of The McGraw-Hill Companies, Inc. as of December 31, 2001, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended, not presented herein, and in our report dated January 29, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2001, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



Ernst & Young

------/s/--------------

October 22, 2002

                                   Part I

                            Financial Information
Item 1.  Financial Statements
         ---------------------

                       The McGraw-Hill Companies, Inc.
                       -------------------------------
                       Consolidated Statement of Income
                       -------------------------------
                  Periods Ended September 30, 2002 and 2001
                  ------------------------------------------
                                       Three Months           Nine Months
                                 ---------------------   ----------------------
                                      2002        2001       2002        2001
                                 ----------  ----------  ----------  ----------
                                       (in thousands, except per-share data)

Operating Revenue (Notes 1 & 3):
    Product                      $1,017,540  $1,022,862 $1,922,975  $1,940,713
    Service                         559,794     512,238  1,692,412   1,590,254
                                 ----------  ----------  ----------  ----------
    Total                         1,577,334   1,535,100  3,615,387   3,530,967
Expenses:
  Operating
    Product                         446,669     422,522    932,033     902,186
    Service                         210,060     193,446    633,952     603,045
                                 ----------  ----------  ----------  ----------
    Total                           656,729     615,968  1,565,985   1,505,231

  Selling and General
    Product                         275,184     292,941    697,614     714,088
    Service                         185,490     196,356    563,062     573,609
                                 ----------  ----------  ----------  ----------
    Total                           460,674     489,297  1,260,676   1,287,697

   Depreciation                      20,088      20,288     67,128      65,668
   Amortization of intangibles        9,330       8,536     29,070      24,683
   Goodwill amortization (Note 10)        -      14,000          -      42,539
                                 ----------  ----------  ----------  ----------
    Total expenses                1,146,821   1,148,089  2,922,859   2,925,818

Other income - net                     (348)     15,959     16,285      37,907
                                 ----------   ----------  ---------- ----------
Income from operations              430,165     402,970    708,813     643,056
Interest expense                      5,965      13,558     19,538      46,459
                                 ----------  ----------  ----------  ----------
Income before taxes on income       424,200     389,412    689,275     596,597
Provision for taxes on income       147,981     149,924    247,384     216,721
                                 ----------  ----------  ----------  ----------
Net income (Note 2)                $276,219    $239,488   $441,891    $379,876
                                 ==========  ==========  ==========  ==========
Earnings per common share:
   Basic earnings per common share   $ 1.43      $ 1.24     $ 2.29      $ 1.96
   Diluted earnings per common share $ 1.42      $ 1.22     $ 2.27      $ 1.93
Average number of common
 shares outstanding:  (Note 11)
   Basic                            193,030     193,892    192,993     194,281
   Diluted                          194,461     195,680    194,758     196,343

                        The McGraw-Hill Companies, Inc.
                        -------------------------------
                          Consolidated Balance Sheet
                          --------------------------

                                            Sept. 30,     Dec. 31,     Sept. 30,
                                               2002         2001         2001
                                           ----------    -----------  ----------
                                                       (in thousands)

ASSETS

Current assets:
   Cash and equivalents                      $108,136    $   53,535      $ 1,773
   Accounts receivable (net of allowance
     for doubtful accounts and sales
     returns)  (Note 5)                     1,150,101     1,038,308    1,335,628
   Inventories (Note 5)                       396,365       402,647      437,494
   Deferred income taxes                      220,642       218,676      196,274
   Prepaid and other current assets (Note 6)   95,011        99,781      109,146
                                           ----------    ----------   ----------
       Total current assets                 1,970,255     1,812,947    2,080,315
                                           ----------    ----------   ----------

Prepublication costs (net of accumulated
       amortization) (Note 5)                 505,568       557,295      510,888

Investments and other assets:
   Investment in Rock-McGraw, Inc. - at
     equity                                   115,967       105,538      103,272
   Prepaid pension expense                    249,726       211,582      198,883
   Other                                      226,727       200,443      246,495
                                           ----------    ----------   ----------
      Total investments and other assets      592,420       517,563      548,650
                                           ----------    ----------   ----------

Property and equipment - at cost            1,064,948     1,078,730    1,055,972
   Less - accumulated depreciation            645,214       623,790      623,294
                                           ----------    ----------   ----------
       Net property and equipment             419,734       454,940      432,678

Goodwill - net (Note 10)                    1,249,954     1,231,028    1,290,923
Copyrights - net (Note 10)                    331,035       353,252      374,104
Other intangible assets - net (Note 10)       226,761       234,166      234,653
                                           ----------    ----------   ----------
      Total goodwill and intangible
        assets                              1,807,750     1,818,446    1,899,680
                                           ----------    ----------   ----------
      Total assets                         $5,295,727    $5,161,191   $5,472,211
                                           ==========    ==========   ==========

                       The McGraw-Hill Companies, Inc.
                       -------------------------------
                         Consolidated Balance Sheet
                         --------------------------

                                             Sept. 30,     Dec. 31,    Sept. 30,
                                               2002          2001        2001
                                           -----------   ----------  ----------
                                                       (in thousands)

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Notes payable                             $167,833     $222,953    $268,483
   Accounts payable                           279,736      339,541     280,307
   Accrued liabilities                        383,642      385,712     345,309
   Income taxes currently payable             234,879       77,628     238,436
   Unearned revenue                           504,318      508,055     484,988
   Other current liabilities (Notes 4 & 6)    333,452      342,504     341,338
                                           ----------   ----------  ----------
       Total current liabilities            1,903,860    1,876,393   1,958,861
                                           ----------   ----------  ----------
Other liabilities:
   Long-term debt (Note 7)                    622,244      833,571     970,617
   Deferred income taxes                      182,331      190,334     169,828
   Accrued postretirement and other           173,822      175,844     174,922
     benefits
   Other non-current liabilities              243,365      231,164     240,459
                                           ----------   ----------  ----------
      Total other liabilities               1,221,762    1,430,913   1,555,826
                                           ----------    ---------  ----------
      Total liabilities                     3,125,622    3,307,306   3,514,687
                                           ----------   ----------  ----------
Shareholders' equity (Notes 8 & 9)
   Capital stock                              205,853      205,852     205,852
   Additional paid-in capital                  74,317       64,638      64,796
   Retained income                          2,586,201    2,292,342   2,342,402
   Accumulated other comprehensive
     income                                 (110,907)    (126,860)   (124,557)
                                           ----------   ----------  ----------
                                            2,755,464    2,435,972   2,488,493

   Less - common stock in treasury-at cost    564,018      566,775     508,155
   Unearned compensation on restricted stock   21,341       15,312      22,814
                                           ----------   ----------  ----------
      Total shareholders' equity            2,170,105    1,853,885   1,957,524
                                           ----------   ----------  ----------
      Total liabilities & shareholders'
        equity                             $5,295,727   $5,161,191  $5,472,211
                                           ==========   ==========  ==========

                       The McGraw-Hill Companies, Inc.
                       -------------------------------
                    Consolidated Statement of Cash Flows
                    ------------------------------------
            For The Nine Months Ended September 30, 2002 and 2001
            -----------------------------------------------------

                                                          2002          2001
                                                       ----------    ----------
Cash flows from operating activities                         (in thousands)
---------------------------------------------------
Net income                                                $441,891     $379,876
Adjustments to reconcile net income to
    cash provided by operating activities:
   Depreciation                                             67,128       65,668
   Amortization of goodwill and intangibles                 29,070       67,222
   Amortization of prepublication costs                    233,538      197,342
   Provision for losses on accounts receivable              27,312       39,302
   Gain on sale of real estate                                   -       (6,925)
   Loss on sale of MMS International                        14,534            -
   Other                                                    (7,263)      (7,504)
Changes in assets and liabilities net of effect of
    acquisitions and dispositions:
   Increase in accounts receivable                        (141,921)    (247,032)
   Decrease/(increase) in inventories                        6,425      (37,724)
   Decrease in prepaid and other current assets              4,041       13,651
   Decrease in accounts payable and accrued expenses       (64,036)     (56,639)
   (Decrease)/increase in unearned revenue                  (4,966)       4,262
   Decrease in other current liabilities                   (35,773)     (13,264)
   Increase in interest and income taxes
    currently payable                                       167,531     201,138
   (Increase)/decrease in deferred income taxes             (4,304)         347
   Net change in other assets and liabilities               (6,616)      (1,157)
---------------------------------------------------     ----------    ---------
Cash provided by operating activities                      726,591      598,563
---------------------------------------------------     ----------    ---------
Investing activities
---------------------------------------------------
   Investment in prepublication costs                     (182,602)    (188,415)
   Purchases of property and equipment                     (35,291)     (69,921)
   Additions to technology projects                        (47,513)     (14,477)
   Acquisition of businesses and equity investments        (18,410)    (332,957)
   Disposition of businesses, property and equipment        24,070       17,904
   Other                                                     3,299            -
---------------------------------------------------     ----------    ---------
Cash used for investing activities                        (256,447)    (587,866)
---------------------------------------------------     ----------    ---------
Financing activities
---------------------------------------------------
   (Repayment of)/additions to short-term debt - net      (265,896)     194,064
   Dividends paid to shareholders                         (148,033)    (142,619)
   Exercise of stock options                                59,777       52,804
   Repurchase of treasury shares                           (64,929)    (114,652)
   Other                                                      (411)        (278)
---------------------------------------------------     ----------    ---------
Cash used for financing activities                        (419,492)     (10,681)
---------------------------------------------------     ----------    ---------
Effect of exchange rate fluctuations on cash                 3,949       (1,414)
                                                        ----------    ---------
Net change in cash and equivalents                          54,601       (1,398)
Cash and equivalents at beginning of period                 53,535        3,171
---------------------------------------------------     ----------    ---------
Cash and equivalents at end of period                   $  108,136      $ 1,773
                                                        ==========    =========

                       The McGraw-Hill Companies, Inc.
                       -------------------------------
                 Notes to Consolidated Financial Statements
                 ------------------------------------------


1. The financial information in this report has not been audited, but in the opinion of management all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly such information have been included. The operating results for the three and nine month periods ended September 30, 2002 and 2001 are not necessarily indicative of results to be expected for the full year due to the seasonal nature of some of the Company's businesses. The financial statements included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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

   The accounts receivable reserve methodology is based on historical analysis and a review of outstanding balances. A significant estimate in the McGraw-Hill Education segment, and particularly within the Higher Education, Professional and International Group, is the allowance for sales returns, which is based on the historical rate of return and current market conditions. Prepublication costs, principally outside preparation costs, are amortized from the year of publication over their estimated useful lives, primarily three to five years, using either the accelerated or the straight-line method. The majority of the programs are amortized using an accelerated methodology. It is the Company's policy to evaluate the remaining lives and recoverability of such costs, which is sometimes dependent upon program acceptance by state adoption authorities, based on

                        The McGraw-Hill Companies, Inc.
                       -------------------------------
                 Notes to Consolidated Financial Statements
                 ------------------------------------------

   expected undiscounted cash flows. The Company reviews long-lived assets, including intangible assets, and goodwill for impairment annually, or sooner whenever events or changes in circumstances indicate the carrying amounts of such assets may not be recoverable. Upon such an occurrence, recoverability of these assets is determined as follows. For long-lived assets  that  are  held  for  use,  the  Company  compares  the  forecasted undiscounted net cash flows to the carrying amount. If the long-lived asset is determined to be unable to recover the carrying amount, then it is written down to fair value. For long-lived assets held for sale, assets are written down to fair value. Fair value is determined based on discounted cash flows, appraised values or management's estimates, depending upon the nature of the assets. Intangibles with indefinite lives are tested by comparing their carrying amounts to fair value. Impairment within goodwill is tested using a two step method. The first step is to compare the fair value of the reporting unit to its book value, including goodwill. If the fair value of the unit is less than its book value, the Company then determines the implied fair value of goodwill by deducting the fair value of the reporting unit's net assets from the fair value of the reporting unit. If the book value of goodwill is greater than its implied fair value, the Company writes down goodwill to its implied fair value.

   Product revenue is comprised of the revenue from the McGraw-Hill Education segment and the circulation revenue from Information and Media Services, and represents primarily books and magazines. Service revenue represents the revenue of the Financial Services segment and the remaining revenue of Information and Media Services, and represents information related services and advertising.

2. The following table is a reconciliation of the Company's net income to comprehensive income for the three month and nine month periods ended September 30:

                                      Three Months            Nine Months
                                  ---------------------- ----------------------
                                     2002      2001        2002        2001
                                  ---------  ---------   ---------   ---------
                                                 (in thousands)

Net income                        $ 276,219  $ 239,488   $ 441,891   $ 379,876

Other comprehensive income, net of
   tax:
Foreign currency translation
   adjustment                         1,383      3,236      15,953     (14,199)
                                  ---------  ---------   ---------   ---------
Comprehensive income              $ 277,602  $ 242,724   $ 457,844   $ 365,677
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

                       The McGraw-Hill Companies, Inc.
                       -------------------------------
                 Notes to Consolidated Financial Statements
                 -------------------------------------------

   The  Information  and  Media  Services   segment   includes   business  and
   professional media offering information, insight and analysis.

   Operating  profit by segment is the primary  basis for the chief  operating decision  maker of the Company,  the Executive  Committee,  to evaluate the performance  of each  segment.  A summary of  operating  results by segment for the three  months and nine  months  ended  September  30, 2002 and 2001 follows:
                                          2002                    2001
                                 ----------------------   ----------------------
                                              Operating              Operating
                                  Revenue      Profit     Revenue     Profit
                                 ----------   ----------  ---------- ----------
Three Months                                    (in thousands)
------------

McGraw-Hill Education              $995,655     $303,861    $998,776  $305,124
Financial Services                  399,218      131,164     349,992   109,896
Information and Media Services      182,461       19,791     186,332     8,292
------------------------------   ----------   ----------  ----------  ----------
Total operating segments          1,577,334      454,816   1,535,100   423,312
General corporate expense                 -      (24,651)        -     (20,342)
Interest expense                          -       (5,965)        -     (13,558)
------------------------------   ----------   ----------  ---------- ----------
Total company                    $1,577,334     $424,200* $1,535,100  $389,412*
                                 ==========   ==========  ========== ==========

*Income before taxes on income.

                                          2002                    2001
                                 ----------------------   ---------------------
                                              Operating              Operating
                                  Revenue      Profit      Revenue     Profit
                                 ----------   ----------  ---------- ----------
Nine Months                                     (in thousands)
------------

McGraw-Hill Education            $1,854,239   $296,093   $1,872,684   $315,284
Financial Services                1,196,811    418,863    1,060,954    326,555
Information and Media Services      564,337     58,309      597,329     55,036
-----------------------------    ----------   ---------  ----------  ----------
Total operating segments          3,615,387    773,265    3,530,967    696,875
General corporate expense                 -    (64,452)          -     (53,819)
Interest expense                          -    (19,538)          -     (46,459)
------------------------------   ----------   ---------  ----------  ----------
Total company                    $3,615,387   $689,275*  $3,530,967   $596,597*
                                 ==========   =========  ==========  ==========

*Income before taxes on income.

                       The McGraw-Hill Companies, Inc.
                       -------------------------------
                 Notes to Consolidated Financial Statements
                 ------------------------------------------

4. In the fourth quarter of 2001, the Company announced a worldwide restructuring program that includes the exiting of certain businesses, product lines and markets in each of its operating segments. As part of the restructuring program, the Company is focusing its resources on those businesses and products with higher profit margins and improving the effectiveness of the organization. As a result, the Company recorded a restructuring and asset impairment charge of $159.0 million pre-tax. This charge is comprised of $62.1 million for McGraw-Hill Education, $43.1 million for Financial Services, $34.9 million for Information and Media Services and $18.9 million for Corporate. The after-tax charge recorded was $112.0 million, or 57 cents per diluted share. $123.0 million of the restructuring expenses were classified as operating expenses on the Consolidated Statement of Income for December 31, 2001 and $36.0 million were considered non-operating. The operating expenses consisted of $30.2 million in employee severance and benefit costs and $92.8 million in asset impairment losses. The non-operating expenses consisted of $36.0 million related to the write-downs of certain e-commerce and emerging technology investments.

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
                                                       =======

   Employee severance and benefit costs of $30.2 million includes a planned workforce reduction of approximately 925 people related to the exiting of certain business activities, product lines and publishing programs to be discontinued or curtailed, and other efforts to improve the effectiveness of the organization. Through September 30, 2002, all of the employees under this restructuring program have been terminated and $22.0 million of employee severance and benefit costs were paid.

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

   Changes in the marketplace led to a shift to online learning solutions which impacted McGraw-Hill Education's business training coursework operations. As a result and as part of the restructuring, the Company initiated a complete shutdown of the business training coursework operations leading to a charge of approximately $36.6 million. This charge is primarily comprised of write-offs of prepublication costs and goodwill associated with the operation.

   As a result of the Company's decision to dispose of the non-strategic properties in the investment services area, losses of approximately $37.2 million were recognized which comprised the complete write-off of certain investments and the write-down of goodwill associated with

                       The McGraw-Hill Companies, Inc.
                       -------------------------------
                 Notes to Consolidated Financial Statements
                 ------------------------------------------

   properties to be sold. As part of the restructuring plan, discussions were initiated with potential buyers and the write-down of goodwill was determined based upon the net realizable values. The remaining carrying values of these assets approximate $22 million and the disposals are expected to be completed within one year.

   Also  reflected  in the total  asset  impairment  losses is $36.0  million primarily arising from losses on Construction Information Group's e-commerce investments and the emerging technology investments in the venture fund as the Company has decided to scale back on these initiatives. These impairment losses reflect the permanent write-down of the investments to fair value that was determined based upon the earnings capability and expected cash flow of the related investments.

   The $19.0 million is primarily attributed to the write-off of net assets associated with the programs and product lines to be discontinued.

   The restructuring is expected to be completed by December 31, 2002. At September 30, 2002, the remaining reserve, which is included in other current liabilities, was approximately $17.1 million and comprised $8.2 million for employee severance and benefit costs and $8.9 million for other costs; primarily, contract termination costs.

5. The allowance for doubtful accounts and sales returns, the components of inventory and the accumulated amortization of prepublication costs were as follows:

                                      September 30,  Dec. 31,     September 30,
                                          2002         2001           2001
                                      ----------    ----------    ----------
                                                 (in thousands)

   Allowance for doubtful accounts      $111,975      $147,855      $144,848
                                      ==========    ==========    ==========
   Allowance for sales returns          $144,520      $129,034       136,201
                                      ==========    ==========    ==========
   Inventories:
     Finished goods                   $  352,127      $340,488      $365,042
     Work-in-process                      21,063        30,595        29,970
     Paper and other materials            23,175        31,564        42,482
                                      ----------    ----------    ----------
   Total inventories                    $396,365      $402,647      $437,494
                                      ==========    ==========    ==========
   Accumulated amortization of
     prepublication costs               $898,278      $910,720      $866,736
                                      ==========    ==========    ==========

                       The McGraw-Hill Companies, Inc.
                       -------------------------------
                 Notes to Consolidated Financial Statements
                 ------------------------------------------


6. A subsidiary of J.J. Kenny Co. acts as an undisclosed agent in the purchase and sale of municipal securities for broker-dealers and dealer banks and the company had $368.4 million of matched purchase and sale commitments at September 30, 2002. Only those transactions not closed at the settlement date are reflected in the balance sheet as other current assets and other current liabilities.

7. A summary of long-term debt follows:

                                          Sept. 30,     Dec. 31,     Sept. 30,
                                            2002         2001          2001
                                         ----------    ----------   ----------
                                                    (in thousands)

   Commercial paper supported by
      bank revolving credit agreement      $621,760      $800,080     $789,085
   Extendible Commercial Notes                    -        32,000      180,000
   Other                                        484         1,491        1,532
                                         ----------    ----------   ----------
   Total long-term debt                    $622,244    $  833,571     $970,617
                                         ==========    ==========   ==========

Commercial paper borrowings at September 30, 2002 totaled $777.2 million, a decrease of $222.9 million from December 31, 2001. The Company's 364-day revolving credit facility agreement, entered into on August 14, 2001, provided that the Company could borrow until August 13, 2002, on which date the facility commitment terminates and the maturity of such borrowings may not be later than August 13, 2003. On July 23, 2002, the Company replaced this credit facility with a new 364-day credit facility that allows it to borrow until July 22, 2003, on which date the facility agreement terminates and the maturity of such borrowings may not be later than July 22, 2004. The Company continues to pay a facility fee of 5 basis points on the 364-day facility (whether or not amounts have been borrowed) and borrowings may be made at 15 basis points above LIBOR. The commercial paper borrowings are also supported by a $625 million, 5-year revolving credit facility. The
Company pays a facility fee of seven basis points on the 5-year credit facility whether or not amounts have been borrowed, and borrowings may be made at 13 basis points above LIBOR. All of the facilities contain certain covenants, and the only financial covenant requires that the Company not exceed indebtedness to cash flow ratio, as defined, of 4 to 1 at any time. This restriction has never been exceeded. At September 30, 2002 there were no borrowings under any of the facilities. Eighty percent or $621.8 million of the commercial paper borrowings outstanding are classified as long-term.

Extendible Commercial Notes (ECNs) replicate commercial paper, except that the Company has an option to extend the note beyond its initial redemption date to a maximum final maturity of 390 days. However, if exercised, such an extension is at a higher reset rate, which is at a predetermined spread over LIBOR, and is related to the Company's commercial paper rating at the time of extension. As a result of the extension option, no backup facilities for these borrowings are required. As is the case with commercial paper, ECNs have no financial covenants. There were no ECNs outstanding at September 30, 2002.

                       The McGraw-Hill Companies, Inc.
                       -------------------------------
                 Notes to Consolidated Financial Statements
                 ------------------------------------------

8. Common shares reserved for issuance for conversions and stock based awards were as follows:

                                           Sept. 30,     Dec. 31,     Sept. 30,
                                            2002          2001          2001
                                         ----------    ----------    ----------
   $1.20 convertible preference
     stock at the rate of 13.2 shares
     for each share of preference stock           -        17,530        17,530

      Stock based awards                 28,944,760    21,136,084    21,454,232
                                         ----------    ----------    ----------
                                         28,944,760    21,153,614    21,471,762
                                         ==========    ==========    ==========

   In the third quarter 2002 the Company redeemed all of the outstanding shares of $1.20 convertible preference stock. The redemption price of $40 per share, as provided by the terms of the preference stock, became payable to holders, who did not otherwise convert their shares into the Company's common stock, on September 1, 2002. Most holders elected conversion prior to redemption. None of the convertible preference shares provided a beneficial conversion feature at the time they were originally issued.

9.  Cash dividends per share declared during the periods were as follows:
                              Three Months             Nine Months
                              ------------            ------------
                              2002    2001            2002     2001
                              ----    ----            ----     ----
    Common stock              $.255   $.245           $.765    $.735
    Preference stock           .200    .300            .800     .900

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

                                       Three Months Ended     Nine Months Ended
                                          September 30,         September 30,
                                         2002      2001        2002       2001
                                       --------   --------    --------  --------
    Net income, as reported            $276,219   $239,488    $441,891  $379,876
    Add back: amortization expense,
      net of tax                             -       8,609           -    26,161
                                       --------   --------    --------  --------
    Pro forma net income               $276,219   $248,097    $441,891   406,037
                                       ========   ========    ========  ========
    Basic earnings per common share:
      As reported                        $ 1.43     $ 1.24      $ 2.29    $ 1.96
      Pro forma                          $ 1.43     $ 1.28      $ 2.29    $ 2.09
    Diluted earnings per common share:
      As reported                        $ 1.42     $ 1.22      $ 2.27    $ 1.93
      Pro forma                          $ 1.42     $ 1.27      $ 2.27    $ 2.07

   The following table summarizes the activity in goodwill for the periods indicated: (in thousands)

                                    Nine Months  Twelve Months   Nine Months
                                       Ended         Ended          Ended
                                     Sept. 30,    December 31,    Sept. 30,
                                       2002           2001           2001
                                   -----------     -----------   -----------

   Beginning balance               $ 1,231,028     $ 1,155,268   $ 1,155,268
   Net change from acquisitions
     and dispositions                   10,443         188,657       183,509
   Amortization expense                      -         (56,636)      (42,539)
   Other                                 8,483         (56,261)       (5,315)
                                   -----------     -----------   -----------
       Total                       $ 1,249,954     $ 1,231,028   $ 1,290,923
                                   ===========     ===========   ===========

The following table summarizes net goodwill by segment:  (in thousands)

                                      Sept. 30,     December 31,    Sept. 30,
                                       2002           2001           2001
                                    ----------     ----------     ----------

McGraw-Hill Education              $   871,915      $ 853,829      $861,399
Financial Services                     285,212        288,400       339,662
Information & Media Services            92,827         88,799        89,862
                                   ------------    ----------    ----------
     Total                         $ 1,249,954     $1,231,028    $1,290,923
                                   ===========     ==========    ==========

                        The McGraw-Hill Companies, Inc.
                         -------------------------------
                   Notes to Consolidated Financial Statements
                   -------------------------------------------

The following table summarizes the activity in goodwill for the periods indicated: (in thousands)

                                   Nine Months   Twelve Months   Nine Months
                                      Ended          Ended          Ended
                                    Sept. 30,     December 31,    Sept. 30,
                                       2002           2001           2001
                                    ----------     ----------     ----------
   McGraw-Hill Education
   ----------------------

   Beginning balance                 $ 853,829      $ 842,953      $ 842,953
   Additions/(dispositions)             15,474         54,714         51,540
   Amortization                              -        (39,516)       (29,624)
   Other                                 2,612         (4,322)        (3,470)
                                    ----------      ---------     ----------
   Total                             $ 871,915      $ 853,829      $ 861,399
                                    ==========      =========     ==========

   Financial Services
   ------------------

   Beginning balance                 $ 288,400      $ 269,207      $ 269,207
   Additions/(dispositions)             (3,827)        84,114         83,969
   Amortization                              -        (14,041)       (10,578)
   Other                                   639        (50,880)        (2,936)
                                    ----------      ---------      ---------
   Total                             $ 285,212      $ 288,400      $ 339,662
                                    ==========      =========      =========

   Information & Media Services
   ----------------------------

   Beginning balance                 $ 88,799       $ 43,108       $ 43,108
   Additions/(dispositions)            (1,204)        49,829         48,000
   Amortization                             -         (3,079)        (2,337)
   Other                                5,232         (1,059)         1,091
                                    ----------     ----------     ----------
   Total                             $ 92,827       $ 88,799       $ 89,862
                                    ==========     ==========     ==========

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

                         The McGraw-Hill Companies, Inc.
                         -------------------------------
                   Notes to Consolidated Financial Statements
                   ------------------------------------------

    The following table summarizes other intangibles subject to amortization at the dates indicated: (in thousands)

                                    Nine Months   Twelve Months   Nine Months
                                       Ended          Ended          Ended
                                   Sept. 30, 2002 Dec. 31, 2001  Sept. 30,2001
                                   -------------- -------------  -------------
    Copyrights                        $ 536,470     $ 538,784      $ 538,694
    Accumulated amortization           (205,435)     (185,532)      (164,590)
                                    -----------   -----------    -----------
    Net copyrights                      331,035       353,252        374,104
                                    -----------   -----------    -----------
    Other intangibles                   283,950       276,788        271,472
    Accumulated amortization            (95,254)      (80,687)       (74,884)
                                    -----------   -----------    -----------
    Net other intangibles               188,696       196,101        196,588
                                    -----------   -----------    -----------
      Total                           $ 519,731     $ 549,353      $ 570,692
                                    ===========   ===========    ===========

    The following table summarizes other intangibles not subject to amortization at the dates indicated: (in thousands)

                                   Nine Months   Twelve Months   Nine Months
                                      Ended          Ended          Ended
                                     Sept. 30,      Dec. 31,      Sept. 30,
                                       2002           2001           2001
                                   ------------  -------------   -----------
    FCC Licenses                   $    38,065   $     38,065    $    38,065
                                   ============  =============   ===========

    Amortization expense for intangibles totaled $29.1 million and $24.7 million for the nine months ended September 30, 2002 and 2001,
    respectively.   Amortization   expense  for  the  twelve  months  ended
    December 31, 2001, totaled $34.9 million. The weighted average life of the intangible assets at September 30, 2002, is 17 years. The projected amortization expense for intangible assets, assuming no further acquisitions or dispositions, is approximately $38 million per year over the next five years.

11. A reconciliation of the number of shares used for calculating basic earnings per common share and diluted earnings per common share for the three months and the nine months ended September 30, 2002 and 2001 follows:

    Three month period  (thousands of shares)          2002          2001
    ------------------                             ----------     ----------
    Average number of common shares outstanding       193,030        193,892
    Effect of stock options and other dilutive          1,431          1,788
    securities                                     ----------     ----------
                                                      194,461        195,680
                                                   ==========     ==========

    Nine month period  (thousands of shares)            2002          2001
    ----------------                               ----------     ----------
    Average number of common shares outstanding       192,993        194,281
    Effect of stock options and other dilutive          1,765          2,062
    securities                                     ----------     ----------
                                                      194,758        196,343
                                                   ==========     ==========

                         The McGraw-Hill Companies, Inc.
                         -------------------------------
                   Notes to Consolidated Financial Statements
                   ------------------------------------------


   Restricted performance shares outstanding at September 30, 2002 of 474,000 were not included in the computation of diluted earnings per common shares because the necessary vesting conditions have not yet been met.

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

   In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Under SFAS No. 146 companies recognize a cost associated with an exit or disposal activity when a liability has been incurred, while under EITF Issue No. 94-3 companies recognized costs once management implemented a plan to exit an activity. SFAS No. 146 also introduces discounting the liability associated with the exit or disposal activity for the time between the cost being incurred and when the liability is ultimately settled. The Company does not expect that the adoption will have a material impact on its financial statements.

Item 2.     Management's Discussion and Analysis of Operating Results and
-------     -------------------------------------------------------------
                             Financial Condition
                             -------------------

Operating Results - Comparing Three Months Ended September 30, 2002 and 2001
----------------------------------------------------------------------------

Consolidated Review
-------------------

The Segment Review that follows is incorporated herein by reference.

Operating revenue for the third quarter increased by 2.8% to $1.6 billion, as compared to the prior year's third quarter. The revenue increase is primarily attributable to growth in the Financial Services segment. Product revenue is comprised of the revenue from the McGraw-Hill Education segment and the circulation revenue from Information and Media Services, and represents primarily books and magazines. Product revenue remained flat at $1.0 billion as compared to the prior year's third quarter. Service revenue represents the revenue of the Financial Services segment and the remaining revenue of Information and Media Services, and represents information related services and advertising. Service revenue increased to $559.8 million, 9.3%, as compared to the prior year's third quarter. Results from operations reflect the acquisitions of Corporate Value Consulting (CVC), in August 2001, recorded in Financial Services and Financial Times Energy (FT Energy), in September 2001, recorded in Information and Media Services. CVC added an incremental $16.6 million to the revenue of the Financial Services segment for the third quarter of 2002. FT Energy added an incremental $8.4 million to the revenue of the Information and Media Services segment for the third quarter of 2002. Beginning January 2002, in accordance with Statement of Financial Accounting Standards No. 142 (SFAS No.
142), Goodwill and Other Intangible Assets, the Company no longer amortizes goodwill. The impact of SFAS No. 142 was $14.0 million pre-tax, or approximately 5 cents per diluted earnings per share, for the third quarter 2002. The quarter also reflects the seasonal nature of the Company's educational publishing operations, with the first quarter the least significant and the third quarter the most significant. Other income decreased $16.3 million over the third quarter 2001 primarily due to the pre-tax loss on the disposition of MMS International.

Net income for the quarter increased $36.7 million over the comparable quarter in the prior year. Diluted earnings per share for the quarter were $1.42 versus $1.22 in the prior year, a 16.4% increase. In September 2002, the Financial Services segment divested MMS International, which resulted in a pre-tax loss of $14.5 million and an after-tax benefit of $2.0 million, 1 cent per diluted share. The variance between the pre-tax loss on the sale of MMS International and the after-tax benefit is the result of previous book write-downs and the inability of the Company to take a tax benefit for the write-downs until the unit was sold. The impact on the effective tax rate for the quarter from this transaction is a reduction of 2.6 percentage points.

Total expenses in 2002 decreased modestly. Cost containment activities contributed to this decrease. Operating expenses include the amortization of prepublication costs of $128.7 million for the third quarter 2002. Amortization of prepublication costs increased by $21.1 million as compared with the third quarter of 2001. The decline in stock market performance for the last three years has negatively impacted the return on the Company's pension assets. The Company is currently evaluating its investment return and discount assumptions and expects a decline in its net pension income for 2003 as compared with 2002. Based on anticipated market recovery and negotiation with suppliers, the Company expects product-related manufacturing prices to rise approximately 1.9% in 2003.

Interest expense decreased 56.0% to $6.0 million from $13.6 million in the third quarter of 2001. The primary reason for the decrease is the reduction in the average interest rate for the third quarter in 2002 as compared to the same period in 2001. The average interest rate on commercial paper borrowings decreased from 3.8% in 2001 to 1.9% in 2002.

The provision for taxes as a percent of income before taxes is 34.9%, 3.6% less than the third quarter in 2001. The change in the effective tax rate is primarily the result of the incremental tax benefit from the divestiture of MMS International in 2002 with no comparable event in the third quarter of 2001.

Segment Review
--------------

McGraw-Hill Education's revenue and operating profit were essentially flat with the prior year. The results reflect the lighter adoption and open territory opportunities in the School Education Group. The segment's operating results include the impact of the accounting change pursuant to Statement of Financial Accounting Standards No. 142 (SFAS No. 142) Goodwill and Other Intangible Assets, a favorable $9.8 million. Solid revenue results in McGraw-Hill Higher Education, Professional and International Group (HPI) offset the impact of the School Education Group. The segment displayed the seasonal nature of its business, with the first quarter the least significant and the third quarter the most significant.

The McGraw-Hill School Education Group's revenue declined 5.9% to $588.4 million, as it was negatively impacted by the change in both adoption and open territory opportunities within key states. According to the Association of American Publishers adoption statistics for kindergarten through the twelfth grade excluding testing, industry adoption and open territory sales declined 11.1% in July and 3.1% in August. 2002 was projected as a much lighter adoption year and with cutbacks in fiscal year 2002 state budgets, which ran through June 30 in most states, the industry experienced further decline. Facing deficits when their tax revenues fell short of projections, 33 states had to revise their budgets during the first half of 2002 and 17 of those states made some cuts in their kindergarten through twelfth grade spending, according to the National Conference of State Legislatures. The state of Virginia canceled its reading adoption. The McGraw-Hill School Education Group experienced reductions primarily in the adoption opportunities within North Carolina and Texas. North Carolina is adopting music and art in 2002, which represents a much smaller market than reading and literature in 2001. Texas also has a smaller adoption, science in 2002 versus reading and language arts in 2001. The McGraw-Hill science program is expected to capture 40% of the Texas science adoption opportunity. The McGraw-Hill basal reading program is not meeting expectations in the Oklahoma and Florida adoptions, however, the research based reading programs are performing well in Florida, California and the open territory. Open Court Reading and Direct Instruction revenue also increased as a result of sales to Detroit, Michigan. Custom testing contracts declined because of the timing of contract fulfillment.

McGraw-Hill Higher Education, Professional and International Group (HPI) had revenue increase by 9.1% to $407.3 million. Some of the more important titles contributing to the increase in revenue were McConnell, Economics,

15/e; Larson, Fundamental Accounting Principles, 16/e; Garrison, Managerial Accounting, 10/e; and Schiller, Economy Today, 9/e. The change to a "credit card only" policy at the beginning of 2002 in the direct marketing channel depressed 2002 third quarter revenue but helped margins. Softness in science/technical/medical and computer/technology markets dampened growth domestically. Business, economics, math, science and engineering products contributed to the growth in revenue internationally. Canada's 10.5% revenue increase was due to strong higher education sales.

Financial Services' revenue increased 14.1% to $399.2 million and operating profit increased 19.4% to $131.2 million over 2001 third quarter results. In September 2002, the Financial Services segment divested MMS International which resulted in a pre-tax loss of $14.5 million and an after-tax benefit of $2.0 million, 1 cent per diluted share. The variance between the pre-tax loss on the sale of MMS International and the after tax benefit is the result of previous book write-downs and the inability of the Company to take a tax benefit for the write-downs until the unit was sold. The impact on the effective tax rate for the quarter from this transaction is a reduction of 2.6 percentage points. The SFAS No. 142 accounting change contributed $3.5 million to operating profit of this segment. Results from operations reflect the acquisition of Corporate Value Consulting (CVC) in August 2001. Corporate Value Consulting (CVC) added an incremental $16.6 million to the revenue of the Financial Services' segment.

The Financial Services segment increased revenue primarily from the performance of structured finance, representing approximately 41.6% of the growth, and the acquisition of CVC. Operating profit grew primarily due to the growth in Structured Finance. Cost containment initiatives occurred throughout the segment. New issue dollar volume in the U.S. market was flat and unit volume declined 2.5% in the third quarter, according to Securities Data. In Europe, new dollar volume rose 3.0% and unit volume increased 1.1%, according to Bondware. U.S. Corporate new issue dollar volume was off 40.1% in the third quarter while U.S. municipal issuance rose 42.9% and U.S. mortgage-backed volume climbed 43.5%. U.S. asset-backed issuance grew 13.2%. The retail brokerage, internet redistribution and foreign exchange markets remained soft. CVC was negatively impacted by the lack of merger and acquisition activity. According to Bloomberg Mergers and Acquisitions Database as of October 2002, the dollar volume and the number of announced deals over $50 million, involving a U.S. company, declined 35.4% and 17.9%, respectively, as compared to the third quarter of 2001.

Information and Media Services' revenue decreased $3.9 million, or 2.1% to $182.5 million from 2001 third quarter results. Operating profit increased $11.5 million, or 138.7%, to $19.8 million from 2001 third quarter results. The acquisition of Financial Times Energy, (FT Energy) occurred in September 2001 and contributed an incremental $8.4 million to the revenue of the segment in the period. The change in accounting pursuant to SFAS No. 142 contributed $0.7 million to operating profit. Revenue declined at the Business-to-Business Group, by 4.0%, but increased at Broadcasting, by 10.5%. Both groups were negatively impacted by the soft advertising market, but benefited from increasingly favorable comparisons to the prior year. Broadcasting also benefited from political advertising that was not present in 2001, a non-election year. At BusinessWeek, advertising pages in the third quarter were up slightly according to the Publishers Information Bureau, with one more issue published than in 2001, but with the same number of issues for revenue recognition purposes. At Broadcasting for the third quarter, national gross time sales were up a total of 28%, while local gross time sales were down approximately 4% year-to-year. All groups within Information and Media Services significantly contained costs.

Nine Months
-----------
Consolidated Review
-------------------

The Segment Review that follows is incorporated herein by reference.

For the nine months ended September 30, 2002, revenue increased 2.4%, or $84.4 million to $3.6 billion as compared to the nine month period ended September 30, 2001. The revenue increase reflects the solid performance of the Financial
Services segment. Product revenue is comprised of the revenue from the McGraw-Hill Education segment and the circulation revenue from Information and Media Services, and represents primarily books and magazines. Product revenue remained flat at $1.9 billion as compared to the prior year's nine month period ended September 30, 2001. Service revenue represents the revenue of the Financial Services segment and the remaining revenue of the Information and Media Services segment, and represents information related services and advertising. Service revenue increased to $1.7 billion, 6.4%, as compared to the prior year's nine month period ended September 30, 2001. Net income was $441.9 million, an increase of $62.0 million over the nine month period ended September 30, 2001. Diluted earnings per share for the nine months ended were $2.27 as compared to $1.93 in 2001. In September 2002 the Financial Services segment divested MMS International which resulted in a pre-tax loss of $14.5 million and an after-tax benefit of $2.0 million, 1 cent per diluted share. The variance between the pre-tax loss on the sale of MMS International and the after-tax benefit is the result of previous book write-downs and the inability of the Company to take a tax benefit for the write-downs until the unit was sold. The impact on the effective tax rate for the nine month period ended September 30th from this transaction is a reduction of 1.6 percentage points. The Company purchased Corporate Value Consulting (CVC) in August 2001, recorded in Financial Services, and Financial Times Energy (FT Energy), in September 2001, recorded in Information and Media Services. Corporate Value Consulting (CVC) added $59.1 million of incremental revenue to the Financial Services segment. FT Energy contributed $29.1 million of incremental revenue to Information and Media Services. Beginning January 2002, in accordance with Statement of Financial Accounting Standards No. 142 (SFAS No. 142), Goodwill and Other Intangible Assets, the Company no longer amortizes goodwill. The impact of SFAS No. 142 was $42.5 million pre-tax, or approximately 14 cents per diluted earnings per share, for the nine months ended September 30, 2002. In May 2001, the Company divested DRI, which resulted in a $26.3 million after-tax gain (13 cents per diluted share, $8.8 million pre-tax), recorded within the Financial Services segment. The variance between the pre-tax gain recognized on the sale of DRI of $8.8 million and the after-tax benefit of $26.3 million is the result of previous book write-downs and the inability of the Company to take a tax benefit for the write-downs until the unit was sold. The impact on the nine months ended September 30, 2001 effective tax rate for this transaction was a reduction of
3.5 percentage points. Also included in net income in 2001 in the Financial Services segment was the write-down of certain assets, the shutdown of the Blue List and the contribution of Rational Investors to mPower.com in exchange for an equity position in the online investment advisory service for the retirement market. The total charge for these items was $21.9 million after tax, (11 cents per diluted share, $22.8 million pre-tax). The impact on the nine months ended September 30, 2001 effective tax rate from these actions was an increase of 1.3 percentage points due to the inability of the Company to take a benefit for these write-downs. Net income also included $6.9 million pre-tax, 2 cents per diluted share, related to a gain on the sale of real estate in the first quarter of 2001, which was recorded as other income on the consolidated statement of income. Other income in 2002 declined $21.6 million as no similar gain occurred in the current year and due to the loss on the disposition of MMS International.

Total expenses decreased modestly. Cost containment activities contributed to this decrease. Operating expenses include the amortization of prepublication costs of $233.5 million. Prepublication amortization increased $36.2 million as compared with the prior year comparable nine month period. The decline in stock market performance for the last three years has negatively impacted the return on the Company's pension assets. The Company is currently evaluating its investment return and discount assumptions and expects a decline in its net pension income for 2003 as compared with 2002. Based on anticipated market recovery and negotiation with suppliers, the Company expects product-related manufacturing prices to rise approximately 1.9% in 2003.

Interest expense decreased 57.9% to $19.5 million from $46.5 million for the nine months ended September 30, 2002. The primary reason for the decrease is the reduction in the average interest rate as compared to the corresponding period in 2001. The average interest rate on commercial paper borrowing decreased from 5.0% in 2001 to 1.9% in 2002.

The provision for taxes as a percent of income before taxes was 35.9%, 0.4% less than the nine months period ended September 30, 2001. The change in the effective tax rate is primarily the result of the additional tax benefit from the MMS International divestiture in 2002, as compared with the impact of the benefit of the DRI divestiture in 2001, partially offset by the write-down of certain assets without tax benefit.

Segment Review
--------------

McGraw-Hill Education's revenue of $1.9 billion was 1.0% lower than the prior year's nine month period ended September 30, 2001. Operating profit declined by $19.2 million to $296.1 million for the first nine months of 2002. The softness in operating performance came from the School Education Group, which experienced lighter adoption and open territory opportunities. The segment's operating results include the impact of the accounting change pursuant to Statement of Financial Accounting Standard No. 142 (SFAS No. 142) Goodwill and Other Intangible Assets. The impact of SFAS No. 142 on this segment was a favorable $29.6 million.

The McGraw-Hill School Education Group had revenue decline by 4.6% to $1.1 billion. The McGraw-Hill School Education Group was negatively impacted by the change in both adoption and open territory opportunities within key states. The McGraw-Hill School Education Group experienced reductions primarily in the adoption opportunities within North Carolina, California and Texas. In California in 2001, a large sale to the Los Angeles school district of Open Court Reading, will not be repeated in 2002. The McGraw-Hill basal reading program is not meeting expectations in the Oklahoma and Florida adoptions; however, the research-based reading programs are performing well in Florida, California and the open territory. According to the Association of American
Publishers year-to-date statistics through August for the kindergarten through twelfth grade excluding testing, total adoption and open territory sales for the industry decreased by 9.9%. 2002 was projected as a much lighter adoption year, and with cutbacks in fiscal year 2002 state budgets, which ran through June 30 in most states, the industry experienced further decline. Facing deficits when their tax revenues fell short of projections, 33 states had to revise their budgets during the first half of 2002 and 17 of those states made some cuts in their kindergarten through twelfth grade spending, according to the National Conference of State Legislatures. The state of Virginia cancelled its reading adoption.

The McGraw-Hill Higher Education, Professional and International Group increased revenue by $37.0 million to $715.1 million primarily from the performance of its frontlist sales. Some of the more important titles include McConnell, Economics, 15/e; Larson, Fundamental Accounting Principles, 16/e; Garrison, Managerial Accounting, 10/e; and Schiller, Economy Today, 9/e. The successful release of Harrison's Principles of Internal Medicine, 15/e, in the first quarter 2001 will not be repeated in 2002. The change to a "credit card only" policy at the beginning of 2002 in the direct marketing channel depressed 2002 revenue but increased margins. Softness in the investing/business and computer/technology markets negatively impacted the Group both domestically and internationally. While the domestic economy started to weaken in the first quarter of 2001, the dramatic decline that occurred in the latter half of the year is still being felt in both these markets.

Financial Services' revenue increased 12.8% to $1.2 billion and operating profit increased 28.3% to $418.9 million over 2001 for the nine months ended September 30, 2002. The SFAS No. 142 accounting change contributed an incremental $10.6 million to the operating profit of this segment. In September 2002, the Financial Services segment divested MMS International which resulted in a pre-tax loss of $14.5 million and an after-tax benefit of $2.0 million, 1 cent per diluted share. The variance between the pre-tax loss on the sale of MMS International and the after-tax benefit is the result of previous book write-downs and the inability of the Company to take a tax benefit for the write-downs until the unit was sold. The impact on the effective tax rate for the nine months from this transaction is a reduction of 1.6 percentage points. The acquisition of CVC contributed an incremental $59.1 million to revenue of the segment for the period ended September 30, 2002. Structured finance accounted for approximately 40.8% of the growth in revenue for the segment for the nine months period. In May 2001, the Company divested DRI, which resulted in a $26.3 million after-tax gain (13 cents per diluted share, $8.8 million pre-tax), recorded within the Financial Services segment. The variance between the pre-tax gain recognized on the sale of DRI of $8.8 million and the after-tax benefit of $26.3 million is the result of previous book write-downs and the inability of the Company to take a tax benefit for the write-downs until the unit was sold. The impact on the nine months ended September 30, 2001 effective tax rate for this transaction was a reduction of 3.5 percentage points. Also included in net income in 2001 in the Financial Services segment was the write-down of certain assets, the shutdown of the Blue List and the contribution of Rational Investors to mPower.com in exchange for an equity position in the online investment advisory service for the retirement market. The total charge for these items was $21.9 million after tax, (11 cents per diluted share, $22.8 million pre-tax). The impact on the nine months ended September 30, 2001 effective tax rate from these actions was an increase of 1.3 percentage points due to the inability of the Company to take a benefit for these write-downs. New issue dollar volume in the U.S. market was off 4.9% and unit volume was flat for the nine months ended September 30, 2002 according to Securities Data. In Europe, new issue dollar volume fell 10.9% and unit volume was off 4.5%, according to Bondware. U.S. Corporate new issue dollar volume was off 31.9% for the nine months ended September 30, 2002 while U.S. municipal issuance was up 28.2% and U.S. mortgage-backed volume climbed 29.3%. U.S. asset-backed issuance was up 15.4%. The retail brokerage, internet redistribution and foreign exchange markets continued to be soft. CVC was negatively impacted by the lack of merger and acquisitions activity. According to Bloomberg Mergers and Acquisitions Database as of October 2002, the dollar volume and the number of announced deals over $50 million, involving a U.S. company, declined 38.9% and 24.2%, respectively, as compared to the nine months ended September 30, 2001. Cost containment initiatives occurred throughout the segment.

Information and Media Services' revenue decreased $33.0 million, or 5.5%, to $564.3 million for the period ended September 30, 2002 as compared with 2001. Operating profit increased $3.3 million, or 5.9%, to $58.3 million for the period ended September 30, 2002 as compared with 2001. The acquisition of Financial Times Energy (FT Energy) in September 2001 contributed an incremental $29.1 million to revenue for the period ended September 30, 2002 as compared with 2001. The change in accounting pursuant to SFAS No. 142 contributed $2.3 million to operating profit for the period. Revenue at the Business-to-Business Group declined by $31.9 million and at the Broadcasting Group by $1.1 million as compared to the first nine months of 2001. Softness in advertising was experienced in both groups. At BusinessWeek, advertising pages for the period ended September 30, 2002 were off 18.7%, according to the Publishers Information Bureau. At Broadcasting, weakness in the local gross time sales offset the growth in national gross time sales.

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

The accounts receivable reserve methodology is based on historical analysis and a review of outstanding balances. A significant estimate in the McGraw-Hill Education segment, and particularly within the Higher Education, Professional and International Group, is the allowance for sales returns, which is based on the historical rate of return and current market conditions. Prepublication costs, principally outside preparation costs, are amortized primarily from the year of publication over their estimated useful lives, generally three to five years, using either an accelerated or straight-line method. The majority of the programs are amortized using an accelerated methodology. The Company periodically evaluates the remaining lives and recoverability of such costs, which is sometimes dependent upon program acceptance by state adoption authorities, based on expected undiscounted cash flows. The Company reviews long-lived assets, including intangible assets, and goodwill for impairment annually, or sooner whenever events or changes in circumstances indicate the carrying amounts of such assets may not be recoverable. Upon such an occurrence, recoverability of these assets is determined as follows. For long-lived assets that are held for use, the Company compares the forecasted undiscounted net cash flows to the carrying amount. If the long-lived asset is determined to be unable to recover the carrying amount, then it is written down to fair value. For long-lived assets held for sale, assets are written down to fair value. Fair value is determined based on discounted cash flows, appraised values or management's estimates, depending upon the nature of the assets. Intangibles with indefinite lives are tested by comparing their carrying amounts to fair value. Impairment within goodwill is tested using a two step method. The first step is to compare the fair value of the reporting unit to its book value, including goodwill. If the fair value of the unit is less than its book value, the Company then determines the implied fair value of goodwill by deducting the fair value of the reporting unit's net assets from the fair value of the reporting unit. If the book value of goodwill is greater than its implied fair value, the Company writes down goodwill to its implied fair value.

Financial Condition
-------------------

The Company continues to maintain a strong financial position. Cash flow from operations of $726.6 million increased by $128.0 million in 2002 compared with $598.6 million for the period ended September 30, 2001. The increase in cash provided by operating activities primarily relates to the improvement in the management of accounts receivable and inventory. Total debt decreased $266.4 million since year-end, reflecting the seasonal nature of the business. Included in other current liabilities in 2002 is the offset of current assets to previously established reserves for the final closedown of the former Continuing Education Center, resulting in no cash or income statement impact. The Company's strong presence in the school and higher education markets significantly impacts the seasonality of its earnings and borrowing patterns during the year, with the Company borrowing during the first half of the year and generating cash in the second half of the year.

Commercial paper borrowings at September 30, 2002 totaled $777.2 million, a decrease of $222.9 million from December 31, 2001. The Company's 364-day revolving credit facility agreement, entered into on August 14, 2001, provided that the Company could borrow until August 13, 2002, on which date the facility commitment terminates and the maturity of such borrowings may not be later than August 13, 2003. On July 23, 2002, the Company replaced this credit facility with a new 364-day credit facility that allows it to borrow until July 22, 2003, on which date the facility agreement terminates and the maturity of such borrowings may not be later than July 22, 2004. The Company continues to pay a facility fee of 5 basis points on the 364-day facility (whether or not amounts have been borrowed) and borrowings may be made at 15 basis points above LIBOR. The commercial paper borrowings are also supported by a $625 million, 5-year revolving credit facility. The Company pays a facility fee of seven basis points on the 5-year credit facility whether or not amounts have been borrowed, and borrowings may be made at 13 basis points above LIBOR. All of the facilities contain certain covenants, and the only financial covenant requires that the Company not exceed indebtedness to cash flow ratio, as defined, of 4 to 1 at any time. This restriction has never been exceeded. At September 30, 2002 there were no borrowings under any of the facilities. Eighty percent or $621.8 million of the commercial paper borrowings outstanding are classified as long-term.

Extendible Commercial Notes (ECNs) replicate commercial paper, except that the Company has an option to extend the note beyond its initial redemption date to a maximum final maturity of 390 days. However, if exercised, such an extension is at a higher reset rate, which is at a predetermined spread over LIBOR, and is related to the Company's commercial paper rating at the time of extension. As a result of the extension option, no backup facilities for these borrowings are required. As is the case with commercial paper, ECNs have no financial covenants. There were no ECNs outstanding at September 30, 2002.

In the third quarter of 2002 the Company redeemed all of the outstanding shares of $1.20 convertible preference stock. The redemption price of $40 per share, as provided by the terms of the preference stock, became payable to holders, who did not otherwise convert their shares into the Company's common stock, on September 1, 2002. Most holders elected conversion prior to redemption. None of the convertible preference shares provided a beneficial conversion feature at the time they were originally issued.

Under a shelf registration that became effective with the Securities and Exchange Commission in 1990, an additional $250 million of debt securities can be issued. Debt could be used to replace a portion of the commercial paper borrowings with longer-term securities if and when market conditions warrant.

Gross accounts receivable of $1.4 billion increased $91.4 million from the end of 2001 primarily from the seasonality of the educational publishing business. Inventory decreased $6.3 million from the end of 2001 to $396.4 million as the Company improved its inventory management.

Net prepublication costs decreased $51.7 million from the end of 2001 to $505.6 million, as amortization expense exceeded spending. Prepublication cost spending in the first nine months of 2002 totaled $182.6 million which was $5.8 million less than the spending for the same period of 2001. Prepublication cost spending is expected to increase over the remainder of the year totaling an estimated $300.0 million for the full year. Purchases of property and equipment were $35.3 million, $34.6 million lower than the prior year. Spending is expected to be lower than the comparative prior year period for the remainder of the year.

The Board of the Directors approved a 4.1% increase in the quarterly common stock dividend to 25.5 cents per share in January 2002. In 1999, the Board of Directors authorized a stock repurchase program of up to 15 million shares. The repurchased shares may be used for general corporate purposes, including the issuance of shares for the exercise of employee stock options. Purchases under this program may be made from time to time on the open market and in private transactions depending on market conditions. Approximately 10.4 million shares have been repurchased under this program through September 30, 2002.

In the fourth quarter of 2001, the Company announced a worldwide restructuring program that includes the exiting of certain businesses, product lines and markets in each of its operating segments. $123.0 million of the restructuring expenses were classified as operating expenses on the Consolidated Statement of Income for the year ended December 31, 2001 and $36.0 million were considered non-operating. The operating expenses consisted of $30.2 million in employee severance and benefit costs and $92.8 million in asset impairment losses. The non-operating expenses consisted of $36.0 million related to the write-downs of certain e-commerce and emerging technology investments. The planned workforce reduction of 925 people related to the exiting of certain business activities, product lines and publishing programs to be discontinued or curtailed, and other efforts to improve the effectiveness of the organization. Through September 30, 2002, all the employees under this restructuring program have been terminated and $22.0 million of employee severance and benefit costs were paid. The restructuring is expected to be completed by December 31, 2002. At September 30, 2002 the remaining reserve, which is included in other current liabilities, was approximately $17.1 million and comprised $8.2 million for employee severance and benefit costs and $8.9 million for other costs, primarily contract termination costs.

Market Risk
-----------
The Company has operations in various foreign countries. The functional currency is the local currency for all locations, except in the McGraw-Hill Education segment where operations that are extensions of the parent have the U.S. dollar as the functional currency. In the normal course of business, these operations are exposed to fluctuations in currency values. The Company does not generally enter into derivative financial instruments in the normal course of business, nor are such instruments used for speculative purposes. The Company has naturally hedged positions in most countries with a local currency perspective and asset and liability offsets. The gross amount of the Company's foreign exchange positions is $185.9 million, and management has estimated using a value at risk analysis with 90% certainty that based on the historical volatilities of the portfolio that the foreign exchange gains and losses will not exceed $18.7 million over the next year. The Company's interest expense is sensitive to changes in the general level of U.S. interest rates. Based on average debt outstanding over the past six months, the following is the projected impact on interest expense on current operations:

 -------------------------------------------------------------------------
 Percent change in interest rates       Projected  impact  on  operations
 (+/-)                                  (millions)
 -------------------------------------------------------------------------
                   1%                                 $10.1
 -------------------------------------------------------------------------

"Safe Harbor" Statement Under the Private Securities Litigation Reform Act of
1995
----
The foregoing sections, as well as other portions of this document, includes certain forward-looking statements about the Company's business, new products, sales, expenses, cash flows, spending, and operating and capital requirements. Such forward-looking statements include, but are not limited to: Educational Publishing's level of success in 2002 adoptions and open territories; the level of educational funding; the strength of higher education, professional and international publishing markets; the level of interest rates and the strength of profit levels and the capital markets in the U.S. and abroad with respect to Standard & Poor's Credit Market Services; the strength of the domestic and international advertising markets; Broadcasting's level of advertising; and the level of future cash flow, debt levels, product related manufacturing increases, pension income, capital and other expenditures and prepublication cost investment.

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

Item 4.    Controls and Procedures
------     -----------------------
As of September 30, 2002, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2002.

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

Item 6.  Exhibits and Reports on Form 8-K                      Page Number
         --------------------------------                      -----------
          (a)     Exhibits

         (10) 364-Day Credit Agreement dated as of July 23, 2002 among the Registrant, the lenders listed therein, and JP Morgan Chase Bank, as administrative agent, incorporated by reference from the Registrant's Form 8-K dated August 1, 2002.

         (12)     Computation of Ratio of Earnings to Fixed
                  Charges;                                          35

         (99)     Quarterly   Certifications   of  the   Chief
                  Executive  Officer  and the Chief  Financial
                  Officer  pursuant  to  Section  906  of  the
                  Sarbanes-Oxley Act of 2002.                       36

          (b)     Reports on Form 8-K
                  -------------------
                  A form 8-K was  filed  on,  and  dated,  (i)
                  July 31, 2002 with respect to item 5 of said Form, (ii) August 5, 2002 with respect to item 9 of said Form, and (iii) August 15, 2002 with respect to item 9 of said Form. In addition, a Form 8-K/A was filed on, and dated, August 1, 2002 with respect to item 5 of said Form.

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



                                          The McGraw-Hill Companies, Inc.
                                          -------------------------------






Date: November 1, 2002                  By
                                          ------------/s/------------------
                                                  Robert J. Bahash
                                              Executive Vice President
                                             and Chief Financial Officer






Date: November 1, 2002                  By
                                          -----------/s/-------------------
                                                  Kenneth M. Vittor
                                              Executive Vice President
                                                 and General Counsel







Date: November 1, 2002                   By
                                            ------------/s/---------------
                                                   Talia M. Griep
                                                Senior Vice President
                                                and Corporate Controller

                     Quarterly Certification Pursuant to
                Section 302 of the Sarbanes-Oxley Act of 2002



I, Harold W. McGraw III, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of The McGraw-Hill Companies, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors
         and   the   audit   committee   or registrant's  board of directors
         (or persons  performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                      Quarterly Certification Pursuant to
                 Section 302 of the Sarbanes-Oxley Act of 2002


          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


       6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 1, 2002
                                                ------------/s/----------------
                                                    Harold W. McGraw III
                                                   Chairman, President and
                                                   Chief Executive Officer

                      Quarterly Certification Pursuant to
                 Section 302 of the Sarbanes-Oxley Act of 2002


I, Robert J. Bahash, certify that:


     1. I have reviewed this quarterly report on Form 10-Q of The McGraw-Hill Companies, Inc.;


     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee or registrant's board of directors (or persons performing the equivalent function):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                      Quarterly Certification Pursuant to
                 Section 302 of the Sarbanes-Oxley Act of 2002



               b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 1, 2002                        ------------/s/----------------
                                                      Robert J. Bahash
                                                  Executive Vice President
                                                and Chief Financial Officer

                                                                 Exhibit (12)

                       The McGraw-Hill Companies, Inc.
                       -------------------------------
              Computation of Ratio of Earnings to Fixed Charges
              -------------------------------------------------


                                            Sept. 30, 2002      Sept. 30, 2001
                                          --------------------  --------------
                                            Nine        Twelve        Nine
                                           Months       Months       Months
                                          --------     --------     --------

Earnings
   Earnings from continuing operations
      before income tax expense (Note)      $678,846  $ 695,041     $ 589,187
   Fixed charges                              57,032     77,373        79,131
                                           ---------  ---------     ---------
Total Earnings                             $ 735,878  $ 772,414     $ 668,318
                                           =========  =========     =========
Fixed Charges (Note)
   Gross interest expense                    $20,775    $30,131       $48,620
   Portion of rental payments deemed to be
      interest                                36,257     47,242        30,511
                                           ---------  ---------     ---------
       Total Fixed Charges                   $57,032    $77,373       $79,131
                                           =========  =========     =========
Ratio of Earnings to Fixed Charges             12.9x       10.0x          8.4x


Note)   For purposes of computing the ratio of earnings to fixed  charges,
        "earnings  from   continuing   operations   before  income  taxes"
        excludes  undistributed  equity in  income of less than  50%-owned companies,  primarily the  Company's  earnings in its 45% interest in  Rock-McGraw,  Inc.  Rock-McGraw  earnings  for  the  nine  and twelve months periods ended  September 30, 2002 and the nine month period ended September 30, 2001, are $10.4 million,  $12.7 million and $7.4 million,  respectively.  "Fixed  charges"  consist of (1)
        interest  on debt,  and (2) the  portion of the  Company's  rental expense  deemed  representative  of the interest  factor in rental expense.

        Earnings from continuing operations before income taxes for the twelve month period ended September 30, 2002 includes a $159.0 million provision for restructuring and asset write-down.

                                                              Exhibit (99)


                      Quarterly Certification Pursuant to
                 Section 906 of the Sarbanes-Oxley Act of 2002


     Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code), each of the undersigned officers of The McGraw-Hill Companies, Inc. (the "Company"), does hereby certify, to such officer's knowledge, that:

     The Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 of the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated:  November 1, 2002
                                             -----------/s/---------------
                                                 Harold W. McGraw III
                                               Chairman, President and
                                               Chief Executive Officer




Dated:  November 1, 2002
                                             ------------/s/---------------
                                                  Robert J. Bahash
                                             Executive Vice President and
                                               Chief Financial Officer