Form 10-K
period 2002-12-31
MCGRAW-HILL COMPANIES INC
filed 2003-03-13
CIK 64040

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K

                   For the fiscal year ended December 31, 2002

                          Commission File Number 1-1023

                         THE McGRAW-HILL COMPANIES, INC.
--------------------------------------------------------------------------------
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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   [X]

         Indicate by check mark whether the Registrant is an accelerated filer.
                                       [X]

         The aggregate market value of voting stock held by nonaffiliates of the registrant as of February 15, 2003, was $ 10,515,086,000.

         The number of shares of common stock of the registrant outstanding as of February 15, 2003 was 191,693,589 shares.

         Part I, Part II and Part III incorporate information by reference from the Annual Report to Shareholders for the year ended December 31, 2002. Part III incorporates information by reference from the definitive proxy statement mailed to shareholders March 24, 2003 for the annual meeting of shareholders to be held on April 30, 2003.

                                TABLE OF CONTENTS

Item                                                                                              Page
----                                                                                              ----
                                     PART I

 1.      Business..........................................................................        1

 2.      Properties........................................................................      2 - 3

 3.      Legal proceedings.................................................................        4

 4.      Submission of matters to a vote of security holders ..............................        4

         Executive officers of the registrant..............................................        5

                                     PART II

 5.      Market for the registrant's common stock and related
         stockholder matters...............................................................        6

 6.      Selected financial data...........................................................        6

 7.      Management's discussion and analysis of financial
         condition and results of operations...............................................        6

 7A.     Market risk.......................................................................        6

 8       Consolidated financial statements and supplementary data..........................        6

 9       Changes in and disagreements with accountants on accounting
         and financial disclosure..........................................................        6

                                    PART III

10.      Directors and executive officers of the registrant................................        7

11.      Executive compensation............................................................        7

12.      Security ownership of certain beneficial owners
         and management....................................................................      7 - 8

13.      Certain relationships and related transactions....................................        9

14.      Controls and Procedures...........................................................        9

15.      Exhibits, financial statement schedules, and
         reports on Form 8-K...............................................................      9 - 12

    Signatures.............................................................................     13 - 15

         Annual Certification Pursuant to Section 302 of the Sarbanes-
         Oxley Act of 2002.................................................................     16 - 19

         Exhibits..........................................................................     20 - 48

         Consent of Independent Auditors - Ernst & Young LLP...............................        49

         Annual Certifications of the Chief Executive Officer and the
         Chief Financial Officer pursuant to Section 906 of the
         Sarbanes-Oxley Act................................................................        50

    Supplementary schedule.................................................................        51

                                     PART I

Item 1.  Business

The Registrant, incorporated in December 1925, is a leading global information services provider serving the financial services, education and business information markets with information products and services. Other markets include energy, construction, aerospace and defense, and medical and health. It serves its customers through a broad range of distribution channels, including printed books, magazines and newsletters, online via Internet websites and digital platforms, through wireless and traditional on-air broadcasting, and through a variety of conferences and trade shows.

The Registrant's 16,505 employees are located worldwide. They perform the vital functions of analyzing the nature of changing demands for information and of channeling the resources necessary to fill those demands. By virtue of the numerous copyrights and licensing, trade, and other agreements, which are essential to such a business, the Registrant is able to collect, compile, and disseminate this information. Most book manufacturing and magazine printing is handled through a number of independent contractors. The Registrant's principal raw material is paper, and the Registrant has assured sources of supply, at competitive prices, adequate for its business needs.

Descriptions of the company's principal products, broad services and markets, and significant achievements are hereby incorporated by reference from Exhibit
(13), pages 6 through 24, containing textual material of the Registrant's 2002 Annual Report to Shareholders.

The Registrant has an investor kit available online or in print that includes the current Annual Report, Proxy Statement, 10-Q, 10-K, current earnings release and Dividend Reinvestment and Direct Stock Purchase Program. For online access go to www.mcgraw-hill.com/investor_relations and click on the digital investor kit. Requests for printed copies can be e-mailed to investor_relations@mcgraw-hill.com or mailed to Investor Relations, The McGraw-Hill Companies, 1221 Avenue of the Americas, New York, NY 10020-1095. You can call Investor Relations at 866-436-8502.

Information as to Operating Segments

The relative contribution of the operating segments of the Registrant and its subsidiaries to operating revenue, operating profit, long-lived assets and geographic information for the three years ended December 31, 2002 at the end of each year, are included in Exhibit (13), on pages 56 and 57 in the Registrant's 2002 Annual Report to Shareholders and is hereby incorporated by reference.

Item 2.  Properties

The Registrant leases office facilities at 331 locations: 233 are in the United States. In addition, the Registrant owns real property at 14 locations: 10 are in the United States. The principal facilities of the Registrant are as follows:

                            OWNED       SQUARE
                              OR         FEET
LOCATIONS                   LEASED    (THOUSANDS)           BUSINESS UNIT
---------                   ------    ----------            -------------
DOMESTIC

New York, NY                leased        444        Various Units: 1221
                                                     Avenue of the Americas

New York, NY                leased        946        Standard & Poor's
                                                     55 Water Street

New York, NY                leased        518        Various Units: 2 Penn Plaza
                                                     Some space subleased to
                                                     non-MH tenants

Hightstown, NJ              owned
Office & Data Center                      424        Various Units
Warehouse                                 407        Vacant

Blacklick, OH               owned
Book Distr. Ctr                           558        Various Units
Office                                     73

Desoto, TX - 220           leased         382        Distribution
Book Dist. Ctr.

Dallas, TX                  leased        418        Distribution
Assembly Plant

Dubuque, IA                 owned
Office                                    107        Various Units
Warehouse                                 274        Some space subleased to
                                                     Non-MH tenants

Grove City, OH              leased        305        Distribution
Warehouse

Columbus, OH                owned         170        School Division of
                                                     McGraw-Hill Education

Monterey, CA                owned         215        CTB Division of
                                                     McGraw-Hill Education

Englewood, CO               owned         133        Financial Services

Lexington, MA               leased        132        Various units
                                                     Some space subleased to
                                                     non-MH tenants

Burr Ridge IL               leased        130        Various units
                                                     Some space subleased to
                                                     Non-MH tenants

Denver, CO                  owned          88        Broadcasting

Indianapolis, IN            owned          54        Broadcasting

Indianapolis, IN            leased        127        CTB Division of
                                                     McGraw-Hill Education

Washington, DC              leased         73        Various units

Chicago, IL                 leased        152        Various units

Mather, CA                  leased         56        CTB Division of
                                                     McGraw-Hill Education

FOREIGN

Whitby, Canada              owned
Office                                     80        McGraw-Hill Ryerson, Ltd./
Book Distribution Ctr.                     80        Non-McGraw-Hill tenant

Maidenhead, Eng.            Leased         85        McGraw-Hill International
                                                     (U.K.) Ltd.

Jurong, Sing.               leased         30        Various Operating Units
Office                                     91        Various Publishing Units

Canary Wharf,               leased        279        Standard & Poor's,
   London                                            BusinessWeek, Platts

In July 2002, a new lease for 1221 Avenue of the Americas commenced. The Registrant no longer has any non-McGraw-Hill subtenants at this location.

In June 2002, a new lease commenced for 7500 Chavenelle Drive, Dubuque, IA for 330,988 square feet. Most of Registrant's staff at the owned location in Dubuque relocated to this new location. The majority of the former location (2460 Kerper
Blvd) is subleased to Quebecor World at a current square footage of 281,668.

Effective March 2003, CB Richard Ellis will take over the management of 42 U.S. facilities. CB Richard Ellis will partner with IKON (mail, reprographics) and EMCOR (facilities maintenance) to fulfill the agreement.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of Registrant's security holders during the last quarter of the period covered by this Report.

                        Executive Officers of Registrant

      Name           Age                       Position
      ----           ---                       --------

Harold McGraw III     54    Chairman of the Board, President and Chief Executive
                                 Officer

Robert J. Bahash      57    Executive Vice President and Chief Financial Officer

David L. Murphy       57    Executive Vice President, Human Resources

Deven Sharma          47    Executive Vice President, Global Strategy

Kenneth M. Vittor     53    Executive Vice President and General Counsel

Scott L. Bennett      53    Senior Vice President, Associate General Counsel and
                                 Secretary

Glenn S. Goldberg     44    Senior Vice President, Corporate Affairs and
                                 Assistant to the Chairman, President and Chief
                                   Executive Officer

Talia M. Griep        40    Senior Vice President, Corporate Controller

Frank J. Kaufman      58    Senior Vice President, Taxes

Frank D. Penglase     62    Senior Vice President, Treasury Operations


All of the above executive officers of the Registrant have been full-time employees of the Registrant for more than five years except for Deven Sharma and David Murphy.

Mr. Sharma, prior to becoming an officer of the Registrant on January 15, 2002 was a partner at Booz Allen & Hamilton. During his fourteen years with that firm, he led its U.S. Marketing Board and Customer Manager Initiatives.

Mr. Murphy, prior to becoming an officer of the Registrant on July 22, 2002, spent most of his professional career with the Ford Motor Company where, most recently, he was Vice President, Human Resources.

                                     PART II

Item 5.  Market for the Registrant's Common Stock and Related
         Stockholder Matters

The approximate number of record holders of the Company's common stock as of February 15, 2003 was 5,115.

                                         2002     2001
                                         ----     ----
Dividends per share of common stock:
$.255 per quarter in 2002               $1.02
$.245 per quarter in 2001                        $0.98

Information concerning other matters is incorporated herein by reference from Exhibit (13), from page 69 of the 2002 Annual Report to Shareholders.

Item 6.  Selected Financial Data

         Incorporated herein by reference from Exhibit (13), from the 2002 Annual Report to Shareholders, page 70 and page 71.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Incorporated herein by reference from Exhibit (13), from the 2002 Annual Report to Shareholders, pages 27 to 46.

Item 7A. Market Risk

         Incorporated herein by reference from Exhibit (13), from the 2002 Annual Report to Shareholders, pages 45 to 46.

Item 8.  Consolidated Financial Statements and Supplementary Data

         Incorporated herein by reference from Exhibit (13), from the 2002 Annual Report to Shareholders, pages 47 to 66 and page 69.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

Information concerning directors is incorporated herein by reference from the Registrant's definitive proxy statement dated March 24, 2003 for the annual meeting of shareholders to be held on April 30, 2003.

Item 11. Executive Compensation

Incorporated herein by reference from the Registrant's definitive proxy statement dated March 24, 2003 for the annual meeting of shareholders to be held on April 30, 2003.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Incorporated herein by reference from the Registrant's definitive proxy statement dated March 24, 2003 for the annual meeting of shareholders to be held April 30, 2003.

The following table details the Registrant's equity compensation plans approved by its security holders:

                                   2003 Proxy

                      Equity Compensation Plan Information

                              (a)                        (b)                            (c)
                    Number of securities to           Weighted-             Number of securities
                    be issued upon exercise            average              remaining available for
                    of outstanding options,      exercise price of          future issuance under equity
                         warrants and           outstanding options,       compensation plans(excluding
Plan Category              rights               warrants and rights     securities reflected in column (a))
  Equity
  compensation
  plans approved          17,520,823                  $55.1316                  11,126,240
  by security
  holders

  Equity
  compensation
  plans not
  approved                         0                         0                           0
  by security
  holders

         Total            17,520,823                  $55.1316                  11,126,240  (1)(2)

(1) Included in this amount are 298,812 shares reserved for issuance under the Director Deferred Stock Ownership Plan. The remaining 10,827,428 shares are reserved for issuance under the 1993 Employee Stock Incentive Plan and the 2002 Stock Incentive Plan for Performance Stock, Restricted Stock, Other Stock-Based Awards, Stock Options and Stock Appreciation Rights.

(2) The shares reserved under the 1993 Employee Stock Incentive Plan were calculated as the aggregate of (i) 18,990,978 shares (previously approved by the shareholders of the Company on April 28, 1993 and April 30, 1997) and (ii) 4.9% of the number of issued and outstanding shares as of the shareholder record date for the Annual Meeting of Shareholders held on April 26, 2000. The shares reserved under the 2002 Stock Incentive Plan were calculated as 4.9% of the number of issued and outstanding shares as of the shareholder record date for the Annual Meeting of Shareholders held on April 24, 2002.

Item 13. Certain Relationships and Related Transactions

Incorporated herein by reference from the Registrant's definitive proxy statement dated March 24, 2003 for the annual meeting of shareholders to be held April 30, 2003.

Item 14. Controls and Procedures

As of December 31, 2002, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of December 31, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2002.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

  (a) 1. Financial Statements.

      2. Financial Statement Schedules.
         The McGraw-Hill Companies
         Index to Financial Statements
         And Financial Statement Schedules

                                                          Reference
                                                   -------------------------
                                                              Annual Report
                                                   Form        to Share-
                                                   10-K       holders (page)
                                                   ----       --------------

Data incorporated by reference from Annual
  Report to Shareholders:

    Report of Independent Auditors...............                 68
    Consolidated balance sheet at
         December 31, 2002 and 2001..............                48-49
    Consolidated statement of income
         for each of the three years in
         the period ended December 31, 2002......                 47
    Consolidated statement of cash flows
         for each of the three years in the
         period ended December 31, 2002..........                 50
    Consolidated statement of shareholders'
         equity for each of the three years in
         the period ended December 31, 2002......                 51
    Notes to consolidated financial
         statements..............................                52-66
    Quarterly financial information..............                 69

    Consent of Independent Auditors..............   49

    Consolidated schedule for each of the three years in the period ended December 31, 2002

      II - Reserves for doubtful accounts
                   and sales returns.............   51

All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

The financial statements listed in the above index which are included in the Annual Report to Shareholders for the year ended December 31, 2002 are hereby incorporated by reference in Exhibit (13). With the exception of the pages listed in the above index, the 2002 Annual Report to Shareholders is not to be deemed filed as part of Item 15 (a)(1).

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

(10)* Registrant's 2002 Stock Incentive Plan, incorporated by reference from Registrant's Form 10-Q for the quarter ended June 30, 2002.

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

(10)*    Registrant's Senior Executive Severance Plan.

(10) 364-Day Credit Agreement dated as of July 23, 2002 among the Registrant, the lenders listed therein, and JP Morgan Chase Bank, as administrative agent, incorporated by reference from the Registrant's Form 8-K/A dated August 1, 2002.

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

(13) Registrant's 2002 Annual Report to Shareholders. Such Report, except for those portions thereof which are expressly incorporated by reference in this Form 10-K, is furnished for the information of the Commission and is not deemed "filed" as part of this Form 10-K.

(21)     Subsidiaries of the Registrant.

(23)     Consent of Ernst & Young LLP, Independent Auditors.

(b)      Reports on Form 8-K.

         No report on Form 8-K was filed by the Registrant in the last quarter covered by this Form 10-K.

(99) Annual certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

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

The McGraw-Hill Companies, Inc.
-------------------------------
     Registrant

By: /s/ Kenneth M. Vittor
    -------------------------------
    Kenneth M. Vittor
    Executive Vice President and
    General Counsel
    March 13, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 13, 2003 on behalf of Registrant by the following persons who signed in the capacities as set forth below under their respective names. Registrant's board of directors is comprised of twelve members and the signatures set forth below of individual board members, constitute at least a majority of such board.

    /s/ Harold McGraw III
    -------------------------------
    Harold McGraw III
    Chairman, President and
    Chief Executive Officer

    /s/ Robert J. Bahash
    -------------------------------
    Robert J. Bahash
    Executive Vice President and
    Chief Financial Officer

    /s/ Talia M. Griep
    -------------------------------
    Talia M. Griep
    Senior Vice President
    and Corporate Controller

    /s/ Pedro Aspe
    -------------------------------
    Pedro Aspe
    Director

    /s/ Sir Winfried F.W. Bischoff
    -------------------------------
    Sir Winfried F.W. Bischoff
    Director


    -------------------------------
    Douglas N. Daft
    Director

    /s/ Vartan Gregorian
    -------------------------------
    Vartan Gregorian
    Director

    /s/ Linda Koch Lorimer
    -------------------------------
    Linda Koch Lorimer
    Director

    /s/ Robert P. McGraw
    -------------------------------
    Robert P. McGraw
    Director

    /s/ Lois Dickson Rice
    -------------------------------
    Lois Dickson Rice
    Director

    /s/ James H. Ross
    -------------------------------
    James H. Ross
    Director

    /s/ Edward B. Rust, Jr.
    -------------------------------
    Edward B. Rust, Jr.
    Director


    -------------------------------
    Kurt L. Schmoke
    Director

    /s/ Sidney Taurel
    -------------------------------
    Sidney Taurel
    Director

                        ANNUAL CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Harold W. McGraw III, certify that:

         1. I have reviewed this annual report on Form 10-K of The McGraw-Hill Companies, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                        ANNUAL CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: 3/13/03

                                                   /s/ Harold W. McGraw III
                                                   -----------------------------
                                                        Harold W. McGraw III
                                                      Chairman, President and
                                                      Chief Executive Officer

                        ANNUAL CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Robert J. Bahash, certify that:

         1. I have reviewed this annual report on Form 10-K of The McGraw-Hill Companies, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

                  a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                        ANNUAL CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002



                  b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6 The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: 3/13/03

                                                   /s/ Robert J. Bahash
                                                   -----------------------------
                                                           Robert J. Bahash
                                                      Executive Vice President
                                                     and Chief Financial Officer

                                Table of Contents

                        EXHIBITS AND FINANCIAL STATEMENTS

EXHIBIT                                                                             PAGE
-------                                                                             ----
(10)     The McGraw-Hill Companies, Inc. Key Executive Short-Term
         Incentive Deferred Compensation Plan...................................    21-34

(10)     The McGraw-Hill Companies, Inc. Senior Executive Severance Plan........    35-44

(12)     Computation of Ratio of Earnings to Fixed Charges......................    45-46

(13)     Registrant's 2002 Annual Report to Shareholders........................      -

(21)     Subsidiaries of Registrant.............................................    47-48

(23)     Consent of Ernst & Young LLP-Independent Auditors......................     49

(99)     Annual Certifications of the Chief Executive Officer and
         the Chief Financial Officer pursuant to Section 906 of the
         Sarbanes-Oxley Act.....................................................     50

Schedule II Reserves for Doubtful Accounts and Sales Returns....................     51