Form 10-Q
period 2003-03-31
MCGRAW-HILL COMPANIES INC
filed 2003-05-02
CIK 64040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 2003

                                   OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

                     SECURITIES EXCHANGE ACT OF 1934

              For the transition period from -------- to --------

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

Registrant's telephone number, including area code (212) 512-2000
                                                   --------------
                                 Not Applicable
---------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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

Indicate by check mark whether the Registrant is an accelerated filer.

                                       X
                                      ---
On April 15, 2003 there were approximately 190.7 million shares of common stock (par value $1.00 per share) outstanding.

                 The McGraw-Hill Companies, Inc.
                 -------------------------------
                        TABLE OF CONTENTS
                        -----------------


                                                                Page Number
                                                                -----------
PART I.  FINANCIAL INFORMATION
------------------------------

   Item 1.  Financial Statements
   -------
             Review Report of Independent Accountants                3

             Consolidated Statement of Income for
             the three months ended March 31, 2003 and 2002          4

             Consolidated Balance Sheet at March 31, 2003,
             December 31, 2002 and March 31, 2002                  5-6

             Consolidated Statement of Cash Flows for the three      7
             months ended March 31, 2003 and 2002

             Notes to Consolidated Financial Statements            8-12


   Item 2.  Management's Discussion and Analysis of Operating
   ------   Results and Financial Condition                       13-18

   Item 3.  Quantitative and Qualitative Disclosures About
   ------   Market Risk                                             18

   Item 4.  Controls and Procedures                                 18
   ------


Part II.  OTHER INFORMATION
---------------------------

   Item 1.  Legal Proceedings                                       19
   ------


   Item 6.  Exhibits and Reports on Form 8-K                      19-27
   ------

Independent Accountant's Review Report

The Board of Directors and Shareholders
of The McGraw-Hill Companies, Inc.

We have reviewed the accompanying consolidated balance sheet of The McGraw-Hill Companies, Inc., as of March 31, 2003, and the related consolidated statement of income for the three-month periods ended March 31, 2003 and 2002, and the consolidated statement of cash flows for the three-month periods ended March 31, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of The McGraw-Hill Companies, Inc. as of December 31, 2002, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended, not presented herein, and in our report dated January 28, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2002, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



Ernst & Young LLP



April 29, 2003

                             Part I
                      Financial Information
                      ---------------------
Item 1.  Financial Statements
         ---------------------

                 The McGraw-Hill Companies, Inc.
                 -------------------------------
                Consolidated Statement of Income
                --------------------------------
           Three Months Ended March 31, 2003 and 2002
           ------------------------------------------
                                                        2003           2002
                                                     ----------     ----------
                                           (in thousands, except per share data)

Revenue (Note 3)
   Product revenue                                   $   301,611   $   309,366
   Service revenue                                       544,932       521,177
                                                     -----------   -----------
      Total revenue                                      846,543       830,543
Operating expenses
   Product                                               183,173       186,056
   Service                                               193,297       206,145
                                                     -----------   -----------
                                                         376,470       392,201
Selling and general expenses
   Product                                               192,034       186,336
   Service                                               194,624       173,849
                                                     -----------   -----------
                                                         386,658       360,185
Depreciation                                              20,882        23,209
Amortization of intangibles                                8,643         9,886
                                                     -----------   -----------
      Total expenses                                     792,653       785,481
Other income - net                                         9,437         7,141
                                                     -----------   -----------
Income from operations                                    63,327        52,203
Interest expense                                           2,679         6,422
                                                     -----------   -----------
Income from continuing operations before taxes on
   income                                                 60,648        45,781
Provision for taxes on income                             22,439        17,168
                                                     -----------   -----------
Income from continuing operations                    $    38,209   $    28,613
Discontinued operations (Note 4):
   Earnings from operations of discontinued component
     (including gain on disposal of $86,953 in 2003)      87,490           942
   Income tax expense                                     30,304           353
                                                     -----------   -----------
   Earnings on discontinued operations                    57,186           589
                                                     -----------   -----------
Net income (Notes 1 and 2)                           $    95,395   $    29,202
                                                     ===========   ===========
Basic earnings per common share
   Income from continuing operations                 $      0.20   $      0.15
   Net income                                        $      0.50   $      0.15
Diluted earnings per common share
   Income from continuing operations                 $      0.20   $      0.15
   Net income                                        $      0.50   $      0.15
Average number of common shares outstanding: (Note 10)
   Basic                                                 190,933       192,889
   Diluted                                               191,982       194,967

                  The McGraw-Hill Companies, Inc.
                  -------------------------------
                     Consolidated Balance Sheet
                     --------------------------

                                           March 31,     Dec. 31,     March 31,
                                              2003         2002         2002
                                           ----------  -----------   ----------
                                                      (in thousands)

ASSETS

Current assets:
   Cash and equivalents                    $   96,053    $   58,186  $   20,782
   Accounts receivable (net of allowance
     for doubtful accounts and sales
     returns)  (Note 5)                       716,945       991,806     826,056
   Inventories (Note 5)                       378,088       360,757     443,985
   Deferred income taxes                      167,354       169,829     218,795
   Prepaid and other current assets (Note 6)  126,918        93,729     134,224
                                           ----------    ----------  ----------
       Total current assets                 1,485,358     1,674,307   1,643,842
                                           ----------    ----------  ----------

Prepublication costs (net of accumulated
  amortization)  (Note 5)                     534,396       534,835     558,567

Investments and other assets:
   Investment in Rock-McGraw, Inc. - at
     equity                                   123,497       119,442     108,614
   Prepaid pension expense                    267,869       261,243     225,772
   Other                                      221,810       205,243     224,412
                                           ----------    ----------  ----------
      Total investments and other assets      613,176       585,928     558,798
                                           ----------    ----------  ----------

Property and equipment  -  at cost          1,055,810     1,071,953   1,078,312
   Less - accumulated depreciation            635,059       640,493     639,656
                                           ----------    ----------  ----------
       Net property and equipment             420,751       431,460     438,656

Goodwill - net                              1,285,588     1,294,831   1,229,838
Copyrights - net                              265,240       272,243     346,458
Other intangible assets - net                 228,765       238,578     224,855
                                           ----------    ----------  ----------
      Total assets                         $4,833,274    $5,032,182  $5,001,014
                                           ==========    ==========  ==========

                         The McGraw-Hill Companies, Inc.
                         -------------------------------
                           Consolidated Balance Sheet
                           --------------------------

                                            March 31,     Dec. 31,     March 31,
                                             2003          2002         2002
                                           ----------    ----------   ----------
                                                       (in thousands)

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Notes payable                           $  121,810    $  119,414  $  228,887
   Accounts payable                           247,683       303,354     289,428
   Accrued liabilities                        249,535       437,461     245,840
   Income taxes currently payable             114,795        82,016      67,623
   Unearned revenue                           560,961       538,961     530,450
   Other current liabilities (Note 6)         334,406       294,085     343,761
                                           ----------    ----------  ----------
       Total current liabilities           $1,629,190    $1,775,291  $1,705,989
                                           ----------    ----------  ----------
Other liabilities:
   Long-term debt (Note 7)                    469,842       458,923     856,410
   Deferred income taxes                      194,949       200,114     182,953
   Accrued postretirement healthcare and
     other benefits                           171,552       172,067     175,213
   Other non-current liabilities              246,488       259,965     221,960
                                           ----------    ----------  ----------
      Total other liabilities               1,082,831     1,091,069   1,436,536
                                           ----------    ----------  ----------
      Total liabilities                     2,712,021     2,866,360   3,142,525
                                           ----------    ----------  ----------
Shareholders' equity (Notes 8 & 9):
   Capital stock                              205,854       205,853     205,852
   Additional paid-in capital                  81,526        79,410      66,836
   Retained income                          2,715,792     2,672,086   2,272,407
   Accumulated other comprehensive income    (102,399)     (103,965)   (130,977)
                                           ----------    ----------  ----------
                                            2,900,773     2,853,384   2,414,118

   Less - common stock in treasury-at cost    765,756       669,499     541,946
   Unearned compensation on restricted stock   13,764        18,063      13,683
                                           ----------    ----------  ----------
      Total shareholders' equity            2,121,253     2,165,822   1,858,489
                                           ----------    ----------  ----------
      Total liabilities & shareholders'
         equity                            $4,833,274    $5,032,182  $5,001,014
                                           ==========    ==========  ==========

                  The McGraw-Hill Companies, Inc.
                  -------------------------------
                Consolidated Statement of Cash Flows
                ------------------------------------
             Three Months Ended March 31, 2003 and 2002
         --------------------------------------------------
                                                           2003         2002
                                                        ----------    ---------

Cash flows from operating activities                         (in thousands)
---------------------------------------------
Net income                                               $95,395      $29,202
Adjustments to reconcile net income to
    cash provided by operating activities:
   Depreciation                                            21,159      23,684
   Amortization of intangibles                              8,675       9,933
   Amortization of prepublication costs                    31,648      33,069
   Provision for losses on accounts receivable             10,092       6,720
   Gain on the sale of S&P Comstock                       (86,953)        -
   Other                                                   (4,926)     (3,075)
Changes in assets and liabilities net of effect of
    acquisitions and dispositions:
   Decrease in accounts receivable                        255,934     199,907
   Increase in inventories                                (17,743)    (42,069)
   Increase in prepaid and other current assets           (36,388)    (34,913)
   Decrease in accounts payable and accrued expenses     (237,892)   (189,916)
   Increase in unearned revenue                            23,469      24,759
   Increase in other current liabilities                   29,438       1,809
   Increase/(decrease) in interest and income taxes
     currently payable                                     32,537      (6,317)
   Net change in deferred income taxes                      3,408      (1,365)
   Net change in other assets and liabilities             (19,726)    (25,970)
---------------------------------------------------      ---------   ---------
Cash provided by operating activities                      108,127      25,458
---------------------------------------------------      ---------   ---------
Investing activities
-------------------------
   Investment in prepublication costs                      (38,648)    (34,853)
   Purchases of property and equipment                     (13,150)     (9,386)
   Acquisition of businesses and equity interests              -         3,299
   Disposition of property, equipment and businesses       121,881         314
   Additions to technology projects                         (7,742)    (21,894)
---------------------------------------------------      ---------   ---------
Cash provided by / (used for) investing activities          62,341     (62,520)
---------------------------------------------------      ---------   ---------
Financing activities
----------------------------
   Additions to short-term debt - net                       13,496      29,099
   Dividends paid to shareholders                          (51,691)    (49,137)
   Repurchase of treasury shares                          (103,074)     (5,653)
   Exercise of stock options                                 7,679      30,630
   Other                                                      (124)       (111)
---------------------------------------------------      ---------   ---------
Cash (used for)/provided by financing activities          (133,714)      4,828
---------------------------------------------------      ---------   ---------
Effect of exchange rate fluctuations on cash                 1,113        (519)
                                                         ---------   ---------
Net change in cash and equivalents                          37,867     (32,753)

Cash and equivalents at beginning of period                 58,186      53,535
---------------------------------------------------      ---------   ---------
Cash and equivalents at end of period                      $96,053     $20,782
                                                         =========   =========

                         The McGraw-Hill Companies, Inc.
                         -------------------------------

                   Notes to Consolidated Financial Statements
                   ------------------------------------------

1. The financial information in this report has not been audited, but in the opinion of management all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly such information have been included. The operating results for the three months ended March 31, 2003 and 2002 are not necessarily indicative of results to be expected for the full year due to the seasonal nature of some of the Company's businesses. The financial statements included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

     Certain prior year amounts have been reclassified for comparability purposes.

     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provision of SFAS No. 123, Accounting for Stock Based Compensation, to stock based employee compensation: (in thousands except earnings per share)

                                                Three Months Ended March 31,
                                                             2003      2002
                                                          --------  --------

 Net income, as reported                                 $ 95,395   $ 29,202
 Stock-based compensation cost included in net
   income                                                   2,985      2,345
 Fair value of stock based compensation cost, net of tax  (16,425)   (12,353)
                                                         --------   --------
 Pro forma net income                                    $ 81,955   $ 19,194

 Basic earnings per common share
   As reported                                           $   0.50   $   0.15
   Pro forma                                             $   0.43   $   0.10

 Diluted earnings per common share
   As reported                                           $   0.50   $   0.15
   Pro forma                                             $   0.43   $   0.10

Basic weighted average shares outstanding                 190,933    192,889
 Diluted weighted average shares outstanding              191,982    194,967

2. The following table is a reconciliation of the Company's net income to comprehensive income for the three month period ended March 31:

                                                    2003          2002
                                                 ---------      ---------
                                                     (in thousands)

Net income                                        $95,395        $29,202
Other comprehensive income, net of tax:
Foreign currency translation adjustments            1,566         (4,117)
                                                 ---------      ---------
Total other comprehensive income                    1,566         (4,117)
                                                 ---------      ---------
Comprehensive income                              $96,961        $25,085
                                                 =========      =========

                         The McGraw-Hill Companies, Inc.
                         -------------------------------

                   Notes to Consolidated Financial Statements
                   ------------------------------------------

3. The Company has three reportable segments: McGraw-Hill Education, Financial Services, and Information and Media Services. McGraw-Hill Education is one of the premier global educational publishers serving the elementary and high school, college and university, professional and international markets. The Financial Services segment consists of Standard & Poor's operations including ratings, indexes, related financial and investment analysis and information, and corporate valuation services. The Information and Media Services segment includes business and professional media offering information, insight and analysis. In February 2003 the Company divested S&P Comstock, which was formerly part of the Financial Services segment. S&P Comstock is reflected as a discontinued operation on the face of the income statement.

     Operating profit by segment is the primary basis for the chief operating decision maker of the Company, the Executive Committee, to evaluate the performance of each segment. A summary of operating results by segment for the three months ended March 31, 2003 and 2002 follows:

                                            2003                  2002
                                     -------------------   -------------------
                                               Operating             Operating
                                     Revenue    Profit    Revenue     Profit
                                     --------   --------  --------    --------
                                                 (in thousands)

     McGraw-Hill Education           $277,159   $(72,805)  $281,621   $(71,810)
     Financial Services               394,895    144,991    364,769    132,312
     Information and Media Services   174,489     12,476    184,153     11,962
     ------------------------------  --------   --------   --------   --------
     Total operating segments         846,543     84,662    830,543     72,464
     General corporate expense           -       (21,335)     -        (20,261)
     Interest expense                    -        (2,679)     -         (6,422)
     ------------------------------  --------   --------   --------   --------
     Total Company                   $846,543   $ 60,648*  $830,543   $ 45,781*
                                     ========   ========   ========   ========

     *Income from continuing operations before taxes on income.

4. Sale of S&P Comstock In February 2003, the Company divested S&P Comstock(Comstock), the real-time market data unit of Standard & Poor's. The sale resulted in a $56.8 million after-tax gain (30 cents per diluted share), $87.0 million pre-tax, recorded as part of the discontinued operations reflected on the face of the income statement. Comstock was formerly part of the Financial Services segment. The sale of Comstock to Interactive Data Corporation resulted in $115.0 million in cash acquired, an after-tax cash flow impact of $78.7 million, and a reduction in net assets of $28.0 million, which includes a reduction in net goodwill and intangible assets of $14.3 million. The revenue recorded from Comstock for the quarter ended March 31, 2003 and March 31, 2002 was $11.1 million and $16.1 million, respectively. Under the agreement with Interactive Data Corporation, the Company's Financial Services segment will continue to feature Comstock market data in a variety of its products and services, and Comstock will continue to serve as a distributor of Standard & Poor's information.

                         The McGraw-Hill Companies, Inc.
                         -------------------------------
                   Notes to Consolidated Financial Statements
                   ------------------------------------------

     Comstock provides market data to Institutional Investors, Retail Brokers, Financial Advisors and other users. The decision to sell Comstock is consistent with the Financial Services strategy of leveraging the strength of its equity and fund research information to provide unique data and analysis to investment managers and investment advisors. As a result of this refined strategy, the market data ComStock provides fell outside the core capabilities that Financial Services is committed to growing.

5. The allowance for doubtful accounts and sales returns, the components of inventory and the accumulated amortization of prepublication costs were as follows:

                                            March 31,    Dec. 31,    March 31,
                                              2003         2002        2002
                                           ----------  ----------   ----------
                                                         (in thousands)

     Allowance for doubtful accounts         $100,134     $105,532     $146,172
                                           ==========   ==========   ==========
     Allowance for sales returns             $108,695     $135,529     $107,514
                                           ==========   ==========   ==========

     Inventories:
     Finished goods                          $340,567     $314,420     $392,518
     Work-in-process                           13,909       18,128       21,147
     Paper and other materials                 23,612       28,209       30,320
                                           ----------   ----------   ----------
     Total inventories                       $378,088     $360,757     $443,985
                                           ==========   ==========   ==========

     Accumulated amortization of
       prepublication costs                  $792,100     $924,867     $740,878
                                           ==========   ==========   ==========

6. A subsidiary of J.J. Kenny Co. acts as an undisclosed agent in the purchase and sale of municipal securities for broker-dealers and dealer banks and the Company had $613.4 million of matched purchase and sale commitments at March 31, 2003. Only those transactions not closed at the settlement date are reflected in the balance sheet as receivables and payables.

7.   A summary of long-term debt follows:

                                         March 31,     Dec. 31,     March 31,
                                            2003         2002         2002
                                        ----------   ----------   ----------
                                                       (in thousands)

     Commercial paper supported by
       bank revolving credit agreements   $469,440     $458,480     $854,960
     Other                                     402          443        1,450
                                         ---------    ---------    ---------
     Total long-term debt                 $469,842     $458,923     $856,410
                                         =========    =========    =========

                         The McGraw-Hill Companies, Inc.
                         -------------------------------
                   Notes to Consolidated Financial Statements
                   ------------------------------------------


8.   Common shares  reserved for issuance for conversions and stock based awards were as follows:
                                          March 31,    Dec. 31,     March 31,
                                           2003          2002        2002
                                        ----------    ----------   ----------

     $1.20 convertible preference stock
        at the rate of 13.2 shares for
        each share of preference stock           -             -       17,530
     Stock based awards                 28,339,922    28,647,063   20,278,945
                                        ----------    ----------   ----------
                                        28,339,922    28,647,063   20,296,475
                                        ==========    ==========   ==========

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

9. Cash dividends per share declared during the three months ended March 31, 2003 and 2002 were as follows:


                                   2003      2002
                                   ----      ----
     Common stock                  $.270    $.255
     Preference stock                -      $.300

10. A reconciliation of the number of shares used for calculating basic earnings per common share and diluted earnings per common share for the three months ended March 31, 2003 and 2002 follows:

                                                         2003          2002
                                                      ----------    ----------
                                                           (in thousands)

     Average number of common shares outstanding        190,933       192,889
     Effect of stock options and other dilutive
       securities                                         1,049         2,078
                                                      ----------    ----------
     Average number of common shares outstanding
       including effect of dilutive securities          191,982       194,967
                                                      ==========    ==========

     Restricted performance shares outstanding at March 31, 2003 of 480,000 were not included in the computation of diluted earnings per common shares because the necessary vesting conditions have not yet been met.

                         The McGraw-Hill Companies, Inc.
                         -------------------------------
                   Notes to Consolidated Financial Statements
                   ------------------------------------------


11. In November 2002, the Emerging Issues Task Force ("EITF") reached consensus on EITF 00-21, Accounting for Revenue Relationships with Multiple Deliverables. This pronouncement addresses how to account for multiple-element revenue arrangements and focuses on when a revenue arrangement should be separated into components or deliverables, or alternatively, when smaller deliverables or elements should be combined for purposes of recognizing revenue. The final consensus is applicable to agreements entered into in fiscal periods beginning after June 15, 2003 with early adoption permitted. Management does not believe that this will have a material impact on the Company's financial statements.

Item 2. Management's Discussion and Analysis of Operating Results and
------- -------------------------------------------------------------
                          Financial Condition
                          -------------------

Operating  Results - Comparing  Three  Months  Ended March 31, 2003 and 2002
----------------------------------------------------------------------------

Consolidated Review
-------------------
The Segment  Review that follows is  incorporated  herein by reference.

Operating revenue for the first quarter increased slightly, 1.9%, to $846.5 million, as compared to the prior year's first quarter. The revenue increase is primarily attributable to growth in the Financial Services segment. Product revenue declined by 2.5% to $301.6 million as compared to the prior year's first quarter. Service revenue increased to $544.9 million, an increase of 4.6% as compared to the prior year's first quarter. Other income increased to $9.4 million from $7.1 million in the first quarter of 2002. The increase in other income is attributed to a gain in foreign exchange and an increase in income from equity investments.

Income from continuing operations increased $9.6 million to $38.2 million over 2002 first quarter results. Excluded from the results of continuing operations is Comstock, which was disposed of in February 2003. Comstock was formerly part of the Financial Services segment. The disposition contributed $87.5 million pre-tax and $57.2 million after-tax or 30 cents per diluted share. Net income for the quarter increased $66.2 million over the comparable quarter in the prior year. Diluted earnings per share for the quarter were $0.50 versus $0.15 in the prior year. In September 2002, the Financial Services segment divested MMS International, which accounted for a 1.2% decrease in revenue and a 1.0% decrease in operating profit for the first quarter of 2003 as compared to the first quarter of 2002.

Total expenses in the first quarter of 2003 increased slightly due to cost containment activities. Operating expenses include the amortization of prepublication costs of $31.6 million for the first quarter 2003. Product operating expenses remained relatively flat with the comparable prior year first quarter. Service operating expenses decreased 6.2% due to cost containment efforts. Selling and general product expenses increased $5.7 million because of technology spending. Selling and general service expenses increased primarily from the growth of the Financial Services segment. Amortization of prepublication costs decreased by $1.4 million as compared with the first quarter of 2002. The decline in stock market performance for the last three years has negatively impacted the return on the Company's pension assets. Additionally, the Company has changed its investment return and discount assumptions for the Company's U.S. retirement plans effective January 1, 2003 resulting in a decline in net pension income for the first quarter 2003 as compared with 2002.

Interest expense decreased 58.3% to $2.7 million from $6.4 million in the first quarter of 2002. The primary reasons for the decrease are the reduced average debt outstanding and the reduction in the average interest rate for the first quarter of 2003 as compared to the same period in 2002. Average commercial paper levels decreased from $995.7 million for the first quarter of 2002 to $537.5 million in 2003. The average interest rate on commercial paper borrowings decreased from 1.9% in 2002 to 1.3% in 2003. Lower average debt levels accounted for $2.2 million of the decrease and lower average interest rates for $0.8 million.

The provision for taxes as a percent of income before taxes is 37.0%, 0.5% less than the first quarter in 2002. The change in the effective tax rate is primarily the result of the increase in foreign source income.

Segment Review
--------------
McGraw-Hill Education's revenue and operating profit declined slightly as compared with the first quarter of 2002. The results reflect the weak economic conditions impacting the School Education Group partially offset by solid revenue results in McGraw-Hill Higher Education, Professional and International Group (HPI). The segment's performance reflects the seasonal nature of its business, with the first quarter the least significant. To support the segment's global growth objectives, the Global Transformation Project is expanding in scope and complexity. The enhanced project is anticipated to cost $180.0 million, up from $140.0 million. The increase in spending is the result of the customization of software and the enhancement of features, which include customer self-service, the development of a business-to-business web catalog, and a global data warehouse. These and other features will improve efficiencies and provide the basis for increased revenues.

The McGraw-Hill School Education Group's revenue declined 6.3% to $127.9 million, as economic conditions negatively impacted sales of supplemental educational materials and adoption and open territory opportunities. The supplemental education market is particularly vulnerable to economic conditions that can have an impact on such discretionary spending. Sales of children's supplemental educational materials through the educational dealer and trade markets have been affected by decreased foot traffic in retail and specialty stores, as consumers react to a struggling economy and an uncertain economic future by reducing purchases. In addition, prior year first quarter sales include coloring and activity books and magazines, product lines which were discontinued in the latter part of 2002. Sales of supplemental educational materials to U.S. school systems are dependent on grant and supplemental funding. States grappling with the sluggish economy and the subsequent budget shortfalls have postponed purchases of supplemental materials in favor of required texts. This, however, may be a temporary reaction. As states and school districts sort through the budget issues and full year 2004 budgets are approved, it is possible that additional funds will become available, particularly through the No Child Left Behind Act, or that some schools will decide it is preferable to delay large purchases of text books while filling the gap with smaller purchases of supplemental learning materials. State budgetary gaps are also negatively impacting the School Education Group's adoption and open territory opportunities. Initially the industry was anticipated to grow 2-4% in 2003. During January and February, state budget gaps grew by 50% and the latest National Conference of State Legislatures survey reports that two-thirds of the states must reduce their budgets by nearly $26 billion between now and June 30, when most states fiscal years end. Kentucky responded to fiscal pressure by postponing this year's elementary math adoption. In Texas there is a proposal that would shift several grade adoptions for social studies from 2003 to 2005 and conceivably shift or eliminate 2004 adoptions of business, family, consumer and technical education. We also know that, as of April 28, 2003, 30 states have already received $541 million in Reading First grants from the Department of Education. Based on these developments, we still expect the K-12 market to show improvement in 2003 after a 5% decline in 2002. Everyday Math performed well in the first quarter of 2003 due to sales in Arizona, Pennsylvania and South Carolina. Direct Instruction also had increased year-over-year sales in South Carolina. New York City has adopted Everyday Mathematics and Impact Mathematics which will contribute positively to the School Education Group's open territory capture. Custom contract testing saw delays into the second quarter, but the School Education Group continues to invest in testing technology.

McGraw-Hill Higher Education, Professional and International Group had revenue increase by 2.9% to $149.3 million for the first quarter of 2003. Despite state budget problems, growth in the higher education market will be driven by continued enrollment increases. Professional trade and reference products performed well, especially in academic markets. Scientific, technical and medical sales also increased over the prior year first quarter. The computer and technology imprints still experienced softness. Higher education titles performed well internationally, and only the Ibero region experienced weakness. For the first quarter of 2002 the states mandate of a new graduate equivalency test resulted in increased sales of study materials. No such comparable event occurred for the first quarter of 2003.

Financial Services' revenue increased 8.3% to $394.9 million and operating profit increased 9.6% to $145.0 million over 2002 first quarter results. In February 2003, Comstock was disposed of and this divestiture is reflected as a discontinued operation. In September 2002, the Financial Services segment divested MMS International, which accounted for a 2.8% decrease in revenue and a 0.5% decrease in operating profit for the first quarter of 2003 as compared to the first quarter of 2002.

The Financial  Services segment  increased revenue and operating profit due primarily to the performance of structured finance, which represented approximately 64.0% of the growth in revenue. New issue dollar volume in the U.S. market was up 11.1% in the first quarter, according to Securities Data and Harrison Scott Publications. European new issue dollar volume rose 39.2% according to Bondware. U.S. new issue dollar volume for corporates for the first quarter of 2003 decreased 5.2% while public finance grew 21.0%. Total U.S. structured finance new issue dollar volume for the first quarter of 2003 increased 28.4%, driven by mortgaged-backed and asset-backed securities issuance, which grew 38.8% and 21.1%, respectively, according to Harrison Scott Publications. Bank loan ratings, counterparty credit ratings, public finance financial strength ratings and global infrastructure ratings all experienced higher growth rates than traditional ratings products. The financial services industry overall continues to experience adverse market conditions and profit pressures have resulted in various cost cutting actions by financial services firms, including laying off staff. This has led to decreased demand for information products and services, especially in the retail brokerage sector. Despite the decline in demand for information products, managed fund ratings performed well and index related products and services continue to experience robust growth. Revenue related to the Standard & Poor's indices increased as assets under management rose to $60.4 billion at March 31, 2003 from $51.5 billion at March 31, 2002. Assets under management at December 31, 2002 were $63.2 billion. The lack of merger and acquisition activity continued to negatively impact the sale of valuations, although volume increased from the sale of non-valuation services, such as litigation support. According to Bloomberg Mergers and Acquisitions Database as of March 2003, the dollar volume and the number of announced deals involving a U.S. company each declined 8% as compared to the first quarter of 2002.

Information and Media Services' revenue decreased $9.7 million, or 5.2% to $174.5 million from 2002 first quarter results. Operating profit increased $0.5 million, or 4.3%, to $12.5 million from 2002 first quarter results. Revenue declined at the Business-to-Business Group by 6.0% and remained flat at Broadcasting. Both groups were negatively impacted by the continued soft advertising market and the impact of the war with Iraq.

At BusinessWeek, advertising pages in the first quarter were up 2.2% according to the Publishers Information Bureau, with one more issue published than in 2002, but with the same number of issues for revenue recognition purposes. Weakness was experienced in the international editions. Also in the Business-to-Business Group, the Global Power conference took place in the first quarter of 2002 and will take place in the second quarter of 2003. Advertising pages were down in the energy, oil and power sectors as well as the aviation sector. The Singapore Air Show which occurred in the first quarter of 2002 did not occur in the first quarter of 2003. Sales to building product manufacturers were flat due to the Sweets CD being delayed into the second quarter. Sales to construction contractors and service providers declined due to the weak economy. The elimination of Dodge Scan in the latter part of 2002 also created a negative revenue comparison but improved margins. At Broadcasting, for the first quarter, national gross time sales were up a total of 2%, while local gross time sales were down approximately 8% year-over-year. The airing of the Super Bowl during the first quarter of 2003 offset the lack of political advertising. The weak ratings position of the ABC network, as well as pre-emption caused by war coverage and general economic malaise, negatively impacted the performance of the stations. All groups within Information and Media Services contained costs.

Financial Condition
-------------------
The Company continues to maintain a strong financial position. Cash flow from operations of $108.1 million increased by $82.6 million in 2003 compared with $25.5 million for the quarter ended March 31, 2002. The increase in cash provided by operating activities primarily relates to the improvement in the management of accounts receivable and increases in taxes payable. Total debt increased by only $13.3 million since year-end, reflecting increased share repurchases as well as improved asset management and the impact of dispositions. The Company's strong presence in the school and higher education markets significantly impacts the seasonality of its earnings and borrowing patterns during the year, with the Company borrowing during the first half of the year and generating cash in the second half of the year.

Commercial paper borrowings at March 31, 2003 totaled $586.8 million, an increase of $13.7 million from December 31, 2002. The Company's $675 million, 364-day revolving facility agreement, entered into on July 23, 2002 allows the Company to borrow until July 22, 2003, on which date the facility agreement terminates and the maturity of such borrowings may not be later than July 22, 2004. The Company pays a facility fee of five basis points on the 364-day facility (whether or not amounts have been borrowed) and borrowings may be made at 15 basis points above LIBOR. The commercial paper borrowings are also supported by a $625 million, 5-year revolving credit facility. The Company pays a facility fee of seven basis points on the 5-year credit facility whether or not amounts have been borrowed, and borrowings may be made at 13 basis points above LIBOR. All of the facilities contain certain covenants, and the only financial covenant requires that the Company not exceed indebtedness to cash flow ratio, as defined, of 4 to 1 at any time. This restriction has never been exceeded. At March 31, 2003 there were no borrowings under any of the facilities. Eighty percent or $469.4 million of the commercial paper borrowings outstanding are classified as long-term.

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

Gross accounts  receivable of $925.8 million  decreased $307.1 million from the end of 2002 primarily from the seasonality of the educational publishing business. Inventory increased $17.3 million from the end of 2002 to $378.1 million as the Company prepares for its selling season.

Additions to technology projects were $7.7 million in the first quarter of 2003 versus $21.9 million for the first quarter of 2002. Additions to technology projects for 2003 are now expected to approximate $75.0 million.

Net prepublication costs were consistent with the end of 2002 at $534.4 million, as spending on school and higher education titles continued. Prepublication cost spending in the first three months of 2003 totaled $38.6 million which was $3.8 million more than the spending for the same period of 2002. Prepublication cost spending is expected to increase over the remainder of the year totaling an estimated $285.0 million for the full year. Purchases of property and equipment were $13.2 million, $3.8 million higher than the prior year. Spending is expected to be higher than the comparative prior year period for the remainder of the year due to the Canary Wharf real estate project in London, England.

The Board of Directors approved a 5.9% increase in the quarterly common stock dividend to 27.0 cents per share in January 2003. In 1999, the Board of Directors authorized a stock repurchase program of up to 15 million shares. The repurchased shares may be used for general corporate purposes, including the issuance of shares in connection with the exercise of employee stock options. Purchases under this program may be made from time to time on the open market and in private transactions depending on market conditions. Approximately 14.3 million shares have been repurchased under this program through March 31, 2003. During 2003, a total of 1.6 million shares were repurchased at an average price of $53.57 per share. On January 29, 2003 the Board of Directors approved a new stock repurchase program authorizing the purchase of up to 15 million additional shares. In addition, there remains available 0.7 million shares under the original stock repurchase program.

Market Risk
-----------
The Company has operations in various foreign countries. The functional currency is the local currency for all locations, except in the McGraw-Hill Education segment where operations that are extensions of the parent have the U.S. dollar as the functional currency. In the normal course of business, these operations are exposed to fluctuations in currency values. The Company does not generally enter into derivative financial instruments in the normal course of business, nor are such instruments used for speculative purposes. The Company has naturally hedged positions in most countries with a local currency perspective and asset and liability offsets. The gross amount of the Company's foreign exchange positions is $139.7 million, and management has estimated using a value at risk analysis with 90% certainty that based on the historical volatilities of the portfolio that the foreign exchange gains and losses will not exceed $14.7 million over the next year. The Company's interest expense is sensitive to changes in the general level of U.S. interest rates. Based on average debt outstanding over the past three months, the following is the projected impact on interest expense on current operations:
-------------------------------------------------------------------------
 Percent change in interest rates       Projected   impact  on  operations
 (+/-)                                  (millions)
-------------------------------------------------------------------------

                   1%                                  $5.4
-------------------------------------------------------------------------

"Safe Harbor" Statement Under the Private Securities Litigation Reform Act
--------------------------------------------------------------------------
of 1995
-------
The foregoing sections, as well as other portions of this document, includes certain forward-looking statements about the Company's business, new products, sales, expenses, cash flows, spending, and operating and capital requirements. Such forward-looking statements include, but are not limited to:
Educational Publishing's level of success in 2003 adoptions and open territories; the level of educational funding; the strength of higher education, professional and international publishing markets; the level of interest rates and the strength of profit levels and the capital markets in the U.S. and abroad with respect to Standard & Poor's Credit Market Services; the strength of the domestic and international advertising markets; Broadcasting's level of advertising; and the level of future cash flow, debt levels, product related manufacturing increases, pension income, capital and other expenditures and prepublication cost investment.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
------   ----------------------------------------------------------
The Company has no material changes to the disclosure made on this matter in the Company's report on Form 10-K for the year ended December 31, 2002. Please see the financial condition section in Item 2 of this Form 10-Q for additional market risk disclosures.

Item 4.    Controls and Procedures
------     -----------------------
As of March 31, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of March 31, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2003.

                                     Part II
                                Other Information

Item 1.     Legal Proceedings
------      -----------------
While the Registrant and its subsidiaries are defendants in numerous legal proceedings in the United States and abroad, neither the Registrant nor its subsidiaries are a party to, or any of their properties subject to, any known material pending legal proceedings which the Registrant believes will result in a material adverse effect on its financial statements or business operations.

Item 6.  Exhibits and Reports on Form 8-K                       Page Number
------   --------------------------------                       -----------

        (a)   Exhibits

        (12)  Computation of ratio of earnings to fixed charges     25

        (15)  Letter on Unaudited Interim Financial Information     26

        (99)  Quarterly Certification of the Chief Executive
              Officer and the Chief Financial
              Officer pursuant to Section 906
              of the Sarbanes-Oxley Act of 2002                     27

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

                                            THE MCGRAW-HILL COMPANIES, INC.
                                            -------------------------------





Date:  May 2, 2003                        By:-----------/s/-----------------
                                                   Robert J. Bahash
                                               Executive Vice President
                                               and Chief Financial Officer





Date:  May 2, 2003                        By:----------/s/-----------------
                                                  Kenneth M. Vittor
                                              Executive Vice President
                                                and General Counsel





Date:  May 2, 2003                        By:---------/s/-------------------
                                                    Talia M. Griep
                                                Senior Vice President
                                               and Corporate Controller

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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





Date:   May 2, 2003


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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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



Date:  May 2, 2003

                                           -----------/s/----------------
                                                 Robert J. Bahash
                                             Executive Vice President
                                             and Chief Financial Officer

                                                     Exhibit (12)

                         The McGraw-Hill Companies, Inc.
                         -------------------------------

                Computation of Ratio of Earnings to Fixed Charges
                -------------------------------------------------

                          Periods Ended March 31, 2003
                          -----------------------------

                                            March 31, 2003       March 31, 2002
                                           --------------------  ---------------
                                             Three        Twelve       Three
                                             Months       Months       Months
                                            --------     --------     --------
                                                        (in thousands)
Earnings
   Earnings from continuing operations
      before income tax expense (Note)     $ 56,593      $ 896,224   $  42,704
   Fixed charges                             17,444         75,346      18,192
                                           --------      ----------  ---------
Total Earnings                             $ 74,037      $ 971,570   $  60,896
                                           ========      ==========  =========
Fixed Charges (Note)
   Interest expense                        $   3,315     $  21,417   $   6,902
   Portion of rental payments deemed to be
      interest                                14,129        53,929      11,290
                                           ---------     ---------   ---------
       Total Fixed Charges                 $  17,444     $  75,346   $  18,192
                                           =========     =========   =========
Ratio of Earnings to Fixed Charges              4.2x         12.9x        3.3x

(Note) For  purposes  of  computing  the  ratio of  earnings  to fixed  charges,
     "earnings from continuing operations before income taxes" excludes undistributed equity in income of less than 50%-owned companies, primarily the Company's earnings in its 45% interest in Rock-McGraw, Inc. Rock-McGraw earnings for the three and twelve months periods ended March 31, 2003, are $4.1 million and $14.9 million, respectively. Rock-McGraw earnings for the three month period ended March 31, 2002 were $3.0 million. "Fixed charges" consist of (1) interest on debt, and (2) the portion of the Company's rental expense deemed representative of the interest factor in rental expense.

     Earnings from continuing operations before income tax expense for the twelve month period ended March 31, 2003 includes a $14.5 million pre-tax loss on the disposition of MMS International.

                                                  Exhibit (15)



The Board of Directors and Shareholders of
The McGraw-Hill Companies, Inc.

We are  aware  of  the  incorporation  by  reference  in  the  Registration
Statement on Form S-3 (No. 33-33667) pertaining to the Debt Securities of The McGraw-Hill Companies, Inc. and in the Registration Statements on Form S-8 pertaining to the 1983 Stock Option Plan for Officers and Key Employees (No. 2-84058), the 1987 Key Employee Stock Incentive Plan (No. 33-22344), the 1993 Employee Stock Incentive Plan (No. 33-49743, No. 33-30043 and No. 33-40502), the 2002 Stock Incentive Plan (No. 33-92224), the Director Deferred Stock Ownership Plan (No. 33-06871) and The Savings Incentive Plan of McGraw-Hill, Inc. and its Subsidiaries, The Employee Retirement Account Plan of McGraw-Hill, Inc. and its Subsidiaries, The Standard & Poor's Savings Incentive Plan for Represented Employees, The Standard and Poor's Employee Retirement Account Plan for Represented Employees and The Employee's Investment Plan of McGraw-Hill Broadcasting Company, Inc. and its Subsidiaries (No. 33-50856) of our report dated April 29, 2003 relating to the unaudited consolidated interim financial statements of The McGraw-Hill Companies, Inc. that are included in its Form 10-Q for the quarter ended March 31, 2003.

ERNST & YOUNG LLP

New York, New York
May 2, 2003

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

     The quarterly report on Form 10-Q for the quarter ended March 31, 2003 of the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated:  May 2, 2003                        ------------/s/---------------
                                                Harold W. McGraw III
                                              Chairman, President and
                                              Chief Executive Officer




Dated:  May 2, 2003                        ------------/s/---------------
                                                  Robert J. Bahash
                                              Executive Vice President
                                              and Chief Financial Officer












             A signed original of this written statement required by
           Section 906 has been provided to The McGraw-Hill Companies and will be retained by The McGraw-Hill Companies and
           furnished to the Securities and Exchange Commission or its staff upon request.