Form 10-Q
period 2003-06-30
MCGRAW-HILL COMPANIES INC
filed 2003-07-31
CIK 64040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

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

                                     X
                                    ---

On July 15, 2003 there were approximately 191.2 million shares of common stock (par value $1.00 per share) outstanding.

                         The McGraw-Hill Companies, Inc.
                         -------------------------------
                                TABLE OF CONTENTS
                                -----------------


                                                                Page Number
                                                                -----------
PART I.  FINANCIAL INFORMATION
------------------------------

   Item 1.  Financial Statements
   ------
             Review Report of Independent Accountants                  3

             Consolidated Statement of Income for the three and
             six month periods ended June 30, 2003 and 2002            4

             Consolidated Balance Sheet at June 30, 2003,
             December 31, 2002 and June 30, 2002                      5-6

             Consolidated Statement of Cash Flows for the six          7
             months ended June 30, 2003 and 2002

             Notes to Consolidated Financial Statements               8-12


   Item 2.  Management's Discussion and Analysis of Operating
   ------   Results and Financial Condition                          13-21

   Item 3.  Quantitative and Qualitative Disclosures About
   ------   Market Risk                                                21

   Item 4.  Controls and Procedures                                    21
   ------


Part II.  OTHER INFORMATION
---------------------------

   Item 1.  Legal Proceedings                                         22
   ------

   Item 4.  Submission of Matters to a Vote of Security Holders       22
   ------

   Item 6.  Exhibits and Reports on Form 8-K                         22-30
   ------

Independent Accountant's Review Report

The Board of Directors and Shareholders
of The McGraw-Hill Companies, Inc.

We have reviewed the accompanying consolidated balance sheet of The McGraw-Hill Companies, Inc., as of June 30, 2003, and the related consolidated statements of income for the three and six month periods ended June 30, 2003 and 2002, and the consolidated statements of cash flows for the six month periods ended June 30, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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


Ernst & Young LLP



July 29, 2003

                                    Part I
                             Financial Information
                             ---------------------
Item 1.  Financial Statements

                        The McGraw-Hill Companies, Inc.
                        -------------------------------
                       Consolidated Statement of Income
                       --------------------------------
                     Periods Ended June 30, 2003 and 2002
                     ------------------------------------

                                         Three Months           Six Months
                                      -----------------    -------------------
                                        2003      2002       2003       2002
                                      --------- --------   --------- ---------
                                        (in thousands, except per-share data)

Revenue (Note 3)
   Product revenue                   $ 598,114  $ 602,843 $  899,725 $  912,209
   Service revenue                     592,364    572,429  1,137,296  1,093,606
                                     ---------- ---------  ---------  ----------
      Total revenue                  1,190,478  1,175,272  2,037,021  2,005,815
Operating expenses
   Product                             293,177    299,308    476,350    485,364
   Service                             206,523    199,644    399,820    405,789
                                     ---------  ---------  ---------  ---------
                                       499,700    498,952    876,170    891,153

Selling and general expenses
   Product                             239,568    236,093    431,602    422,429
   Service                             200,823    193,177    395,447    367,026
                                      --------- ---------  ---------  ---------
                                       440,391    429,270    827,049    789,455
Depreciation                            20,832     22,865     41,714     46,074
Amortization of intangibles              8,643      9,759     17,286     19,645
                                     ---------- ---------  ---------  ---------
      Total expenses                   969,566    960,846  1,762,219  1,746,327
Other income - net                       7,213      9,346     16,650     16,487
                                     ---------- ---------  ---------  ---------
Income from operations                 228,125    223,772    291,452    275,975
Interest expense                         2,673      7,151      5,352     13,573
                                     ---------  ---------  ---------  ---------
Income from continuing operations
    before taxes on income             225,452    216,621    286,100    262,402
Provision for taxes on income           83,417     81,233    105,856     98,401
                                     ---------  ---------  ---------  ---------
Income from continuing operations      142,035    135,388    180,244    164,001
Discontinued operations (Note 4):
   Earnings from operations of
    discontinued component(including
    gain                                   -        1,731     87,490      2,673
      on disposal of $86,953 in 2003)
   Income tax expense                      -          649     30,304      1,002
                                     ---------- ---------  ---------- ----------
   Earnings on discontinued operations     -        1,082     57,186      1,671
                                     ---------- ---------  ---------- ----------
   Net income (Notes 1 and 2)        $ 142,035  $ 136,470  $ 237,430  $ 165,672
                                     ========== =========  =========  =========
Basic earnings per common share
   Income from continuing operations    $ 0.75   $   0.70  $   0.95    $   0.85
   Net income                           $ 0.75   $   0.71  $   1.25    $   0.86
Diluted earnings per common share
   Income from continuing operations    $ 0.74   $   0.69  $   0.94    $   0.84
   Net income                           $ 0.74   $   0.70  $   1.24    $   0.85
Average number of common shares
    outstanding:  (Note 10)
   Basic                               189,830    193,267   190,458     193,026
   Diluted                             191,274    195,050   191,705     194,956

                         The McGraw-Hill Companies, Inc.
                         -------------------------------
                           Consolidated Balance Sheet
                           --------------------------

                                            June 30,     Dec. 31,     June 30,
                                              2003         2002        2002
                                           ----------  -----------  ----------
                                                     (in thousands)
ASSETS

Current assets:
   Cash and equivalents                      $ 94,820     $ 58,186    $ 50,518
   Accounts receivable (net of allowance
     for doubtful accounts and sales
     returns)  (Note 5)                       931,100      991,806   1,010,259
   Inventories (Note 5)                       427,097      360,757     455,628
   Deferred income taxes                      167,039      169,829     218,964
   Prepaid and other current assets
     (Note 6)                                 114,066       93,729     108,467
                                           ----------   ----------  ----------
      Total current assets                  1,734,122    1,674,307   1,843,836
                                           ----------   ----------  ----------

Prepublication costs (net of
  accumulated amortization)  (Note 5)         520,761      534,835     565,269

Investments and other assets:
   Investment in Rock-McGraw, Inc. - at
     equity                                   127,582      119,442     111,692
   Prepaid pension expense                    274,494      261,243     239,178
   Other                                      222,583      205,243     222,439
                                           ----------   ----------   ----------
      Total investments and other assets      624,659      585,928     573,309
                                           ----------   ----------   ----------

Property and equipment  -  at cost          1,065,871    1,071,953   1,078,322
   Less - accumulated depreciation            633,985      640,493     648,069
                                           ----------   ----------   ----------
      Net property and equipment              431,886      431,460     430,253

Goodwill - net                              1,294,170    1,294,831   1,246,205
Copyrights - net                              259,954      272,243     339,809
Other intangible assets - net                 226,212      238,578     225,897
                                           ----------   ----------  ----------
      Total assets                         $5,091,764   $5,032,182  $5,224,578
                                           ==========   ==========  ==========

                         The McGraw-Hill Companies, Inc.
                         -------------------------------
                           Consolidated Balance Sheet
                           --------------------------

                                              June 30,     Dec. 31,     June 30,
                                                2003         2002         2002
                                             ----------  -----------  ----------
                                                        (in thousands)

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Notes payable                                $112,177     $119,414    $244,093
  Accounts payable                              309,174      303,354     296,874
  Accrued liabilities                           300,691      437,461     277,581
  Income taxes currently payable                179,023       82,016     128,238
  Unearned revenue                              575,794      538,961     536,635
  Other current liabilities (Note 6)            308,135      294,085     304,250
                                             ----------   ----------  ----------
      Total current liabilities               1,784,994    1,775,291   1,787,671
                                             ----------   ----------  ----------
Other liabilities:
  Long-term debt (Note 7)                       421,277      458,923     919,367
  Deferred income taxes                         195,392      200,114     183,188
  Accrued postretirement healthcare and
   other benefits                               170,929      172,067     174,583
  Other non-current liabilities                 259,927      259,965     234,345
                                             ----------   ----------  ----------
      Total other liabilities                 1,047,525    1,091,069   1,511,483
                                             ----------   ----------  ----------
      Total liabilities                       2,832,519    2,866,360   3,299,154
                                             ----------   ----------  ----------
Shareholders' equity (Notes 8 & 9):
  Capital stock                                 205,853      205,853     205,852
  Additional paid-in capital                     84,736       79,410      73,452
  Retained income                             2,806,242    2,672,086   2,359,387
  Accumulated other comprehensive income        (84,159)    (103,965)  (112,290)
                                             ----------   ----------  ----------
                                              3,012,672    2,853,384   2,526,401

  Less - common stock in treasury-at cost       727,968      669,499     576,956
  Unearned compensation on restricted stock      25,459       18,063      24,021
                                             ----------   ----------  ----------
      Total shareholders' equity              2,259,245    2,165,822   1,925,424
                                             ----------   ----------  ----------
      Total liabilities & shareholders'
        equity                               $5,091,764   $5,032,182  $5,224,578
                                             ==========   ==========  ==========

                         The McGraw-Hill Companies, Inc.
                         -------------------------------
                      Consolidated Statement of Cash Flows
                      ------------------------------------
                     Six Months Ended June 30, 2003 and 2002
                     ----------------------------------------
                                                           2003       2002
                                                        ---------    ---------

Cash flows from operating activities                        (in thousands)
---------------------------------------------------
Net income                                               $237,430    $ 165,672
Adjustments to reconcile net income to
    cash provided by operating activities:
   Depreciation                                            41,989       47,040
   Amortization of intangibles                             17,318       19,740
   Amortization of prepublication costs                   101,036      104,797
   Provision for losses on accounts receivable             18,548       16,197
   Gain on the sale of S&P ComStock                       (86,953)        -
   Other                                                   (6,512)      (4,550)
Changes in assets and liabilities net of effect of
    acquisitions and dispositions:
   Decrease in accounts receivable                         48,954       13,730
   Increase in inventories                                (64,107)     (52,633)
   Increase in prepaid and other current assets           (20,851)      (8,287)
   Decrease in accounts payable and accrued expenses     (128,484)    (154,362)
   Increase in unearned revenue                            31,387       27,031
   Decrease in other current liabilities                   (4,160)     (46,475)
   Increase in interest and income taxes
     currently payable                                     96,860       57,547
   Net change in deferred income taxes                      3,602       (1,202)
   Net change in other assets and liabilities             (10,381)     (12,502)
---------------------------------------------------     ---------    ---------
Cash provided by operating activities                     275,676      171,743
---------------------------------------------------     ---------    ---------
Investing activities
-------------------------
   Investment in prepublication costs                     (89,666)    (114,870)
   Purchases of property and equipment                    (40,510)     (26,865)
   Acquisition of businesses and equity interests          (1,878)      (3,730)
   Disposition of property, equipment and businesses      120,517        6,782
   Additions to technology projects                       (12,744)     (33,812)
   Other                                                      -          3,299
---------------------------------------------------     ---------    ---------
Cash (used for) investing activities                      (24,281)    (169,196)
---------------------------------------------------     ---------    ---------
Financing activities
----------------------------
  (Reductions)/additions to short-term debt - net         (45,156)     107,037
   Dividends paid to shareholders                        (103,276)     (98,629)
   Repurchase of treasury shares                         (103,074)     (63,787)
   Exercise of stock options                               29,295       45,667
   Other                                                     (220)        (218)
---------------------------------------------------     ---------    ---------
Cash (used for) financing activities                     (222,431)      (9,930)
---------------------------------------------------     ---------    ---------
Effect of exchange rate fluctuations on cash                7,670        4,366
                                                        ---------    ---------
Net change in cash and equivalents                         36,634       (3,017)

Cash and equivalents at beginning of period                58,186       53,535
---------------------------------------------------     ---------    ---------
Cash and equivalents at end of period                     $94,820      $50,518
                                                        =========    =========

                         The McGraw-Hill Companies, Inc.
                         -------------------------------
                   Notes to Consolidated Financial Statements
                   ------------------------------------------

1. The financial information in this report has not been audited, but in the opinion of management all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly such information have been included. The operating results for the three and six month periods ended June 30, 2003 and 2002 are not necessarily indicative of results to be expected for the full year due to the seasonal nature of some of the Company's businesses. The financial statements included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

   Certain prior year amounts have been reclassified for comparability purposes.

   The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provision of SFAS No. 123, Accounting for Stock Based Compensation, to stock based employee compensation (in thousands except earnings per share data):

                                       Three Months           Six Months
                                    -----------------    ------------------
                                       2003      2002       2003       2002
                                    --------  --------   --------   --------

   Net income, as reported          $142,035   $136,470   $237,430   $165,672
   Stock-based compensation cost
     included in net income            3,888      3,374      6,873      5,719
   Fair value of stock based
     compensation cost, net of tax   (13,843)   (17,335)   (30,268)   (29,688)
                                    --------   --------   --------   --------
   Pro forma net income             $132,080   $122,509   $214,035   $141,703

   Basic earnings per common share
     As reported                      $ 0.75     $ 0.71     $ 1.25     $ 0.86
     Pro forma                        $ 0.70     $ 0.63     $ 1.12     $ 0.73

   Diluted earnings per common share
     As reported                      $ 0.74     $ 0.70     $ 1.24     $ 0.85
     Pro forma                        $ 0.69     $ 0.63     $ 1.12     $ 0.73

   Basic weighted average shares
     outstanding                     189,830    193,267    190,458    193,026
   Diluted weighted average shares
     outstanding                     191,274    195,050    191,705    194,956

2. The following table is a reconciliation of the Company's net income to comprehensive income for the three and six month periods ended June 30:

                                       Three Months            Six Months
                                       2003      2002      2003        2002
                                    --------- ---------  ---------   ---------
                                                 (in thousands)

   Net income                       $ 142,035 $ 136,470  $ 237,430  $ 165,672
   Other comprehensive income,
     net of tax:
   Foreign currency translation
     adjustments                       18,240    18,687     19,806     14,570
                                    --------- ---------  ---------  ---------
   Comprehensive income             $ 160,275 $ 155,157  $ 257,236  $ 180,242
                                    ========= =========  =========  =========

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

   Operating profit by segment is the primary basis for the chief operating decision maker of the Company, the Executive Committee, to evaluate the performance of each segment. A summary of operating results by segment for the three and six months ended June 30, 2003 and 2002 follows:

                                            2003                  2002
                                    --------------------   --------------------
                                               Operating              Operating
                                     Revenue    Profit      Revenue     Profit
                                    ---------- ---------   ---------- ----------

   Three Months                                   (in thousands)
   ------------
   McGraw-Hill Education            $  561,695 $  54,420   $   576,963 $ 64,042
   Financial Services                  439,365   171,557       400,586  152,714
   Information and Media Services      189,418    24,443       197,723   26,556
   ------------------------------   ---------- ---------   ----------- ---------
   Total operating segments          1,190,478   250,420     1,175,272  243,312
   General corporate expense             -       (22,295)       -       (19,540)
   Interest expense                      -        (2,673)       -        (7,151)
   ------------------------------   ---------- ---------   ----------- ---------
   Total Company                    $1,190,478 $ 225,452*  $ 1,175,272 $216,621*
                                    ========== =========   =========== =========

    *Income from continuing operations before taxes on income.

                                           2003                   2002
                                     -------------------    -------------------
                                               Operating              Operating
                                     Revenue    Profit      Revenue     Profit
                                     --------  --------     --------   --------

   Six Months                                     (in thousands)
   ----------
   McGraw-Hill Education            $  838,854 $ (18,385)  $   858,584 $ (7,768)
   Financial Services                  834,260   316,548       765,355  285,026
   Information and Media Services      363,907    36,919       381,876   38,518
   -------------------------------   --------- ---------   ----------- ---------
   Total operating segments          2,037,021   335,082     2,005,815  315,776
   General corporate expense            -        (43,630)       -       (39,801)
   Interest expense                     -         (5,352)       -       (13,573)
   -------------------------------  ---------- ---------   ----------- ---------
   Total Company                    $2,037,021 $ 286,100*  $ 2,005,815 $262,402*
                                    ========== =========   =========== =========

    *Income from continuing operations before taxes on income.

                         The McGraw-Hill Companies, Inc.
                         -------------------------------

                   Notes to Consolidated Financial Statements
                   ------------------------------------------


4. Sale of S&P ComStock

   In February 2003, the Company divested S&P ComStock (ComStock), the real-time market data unit of Standard & Poor's. The sale resulted in a $56.8 million after-tax gain (30 cents per diluted share), $87.0 million pre-tax, recorded as part of the discontinued operations reflected on the face of the income statement. ComStock was formerly part of the Financial Services segment. The sale of ComStock to Interactive Data Corporation resulted in $115.0 million in cash acquired, an after-tax cash flow impact of $78.7 million, and a reduction in net assets of $28.0 million, which includes a reduction in net goodwill and intangible assets of $14.3 million. The revenue recorded from ComStock for the three months ended June 30, 2002 was $16.1 million. The revenue recorded from ComStock for the six months ended June 30, 2003 and June 30, 2002 was $11.1 million and $32.2 million, respectively. Under the agreement with Interactive Data Corporation, the Company's Financial Services segment will continue to feature ComStock market data in a variety of its products and services, and ComStock will continue to serve as a distributor of Standard & Poor's information.

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


5. The  allowance   for  doubtful   accounts  and  sales   returns,   the
   components   of   inventory   and   the   accumulated   amortization   of
   prepublication costs were as follows:

                                          June 30,    Dec. 31,      June 30,
                                            2003        2002          2002
                                         ----------   ----------   ----------
                                                    (in thousands)

   Allowance for doubtful accounts        $102,704      $105,532     $115,026
                                        ==========    ==========   ==========
   Allowance for sales returns            $ 88,325      $135,529     $ 88,230
                                        ==========    ==========   ==========

   Inventories:
   Finished goods                         $385,777      $314,420     $409,029
   Work-in-process                          14,986        18,128       20,236
   Paper and other materials                26,334        28,209       26,363
                                        ----------    ----------   ----------
   Total inventories                      $427,097      $360,757     $455,628
                                        ==========    ==========   ==========

   Accumulated amortization of
     prepublication costs                 $862,039      $924,867     $786,616
                                        ==========    ==========   ==========

                         The McGraw-Hill Companies, Inc.
                         -------------------------------

                   Notes to Consolidated Financial Statements
                   ------------------------------------------


6. A subsidiary of J.J. Kenny Co. acts as an undisclosed agent in the purchase and sale of municipal securities for broker-dealers and dealer banks and the Company had $400.0 million of matched purchase and sale commitments at June 30, 2003. Only those transactions not closed at the settlement date are reflected in the balance sheet as receivables and payables.

7. A summary of long-term debt follows:

                                          June 30,    Dec. 31,     June 30,
                                            2003        2002         2002
                                         ----------  ----------  ----------
                                                    (in thousands)
   Commercial paper supported by
      bank revolving credit agreements     $420,880    $458,480     $898,160
   Extendible commercial notes                                        20,000
   Other                                        397         443        1,207
                                         ----------  ----------   ----------
   Total long-term debt                    $421,277    $458,923     $919,367
                                         ==========  ==========   ==========

8. Common shares reserved for issuance for conversions and stock based awards were as follows:

                                          June 30,    Dec. 31,     June 30,
                                            2003        2002        2002
                                         ----------  ----------   ----------

   $1.20 convertible preference stock
      at the rate of 13.2 shares for
      each share of preference stock          -           -           17,530
   Stock based awards                    27,343,838  28,647,063   29,250,202
                                         ----------  ----------   ----------
                                         27,343,838  28,647,063   29,267,732
                                         ==========  ==========   ==========

   In  the  third   quarter  of  2002  the  Company   redeemed  all  of  the
   outstanding shares of $1.20 convertible preference stock. The redemption price of $40.00 per share, as provided by the terms of the preference stock, became payable to holders, who did not otherwise convert their shares into the Company's common stock, on September 1, 2002. Most holders elected conversion prior to redemption. None of the convertible preference shares provided a beneficial conversion feature at the time they were originally issued.


9. Cash dividends per share declared during the three and six months ended June 30, 2003 and 2002 were as follows:

                                   Three Months            Six Months
                                   ------------           ------------
                                   2003      2002         2003       2002
                                   ----      ----         ----       ----
   Common stock                  $0.270    $0.255        $0.540     $0.510
   Preference stock                  -     $0.300            -      $0.600

                       The McGraw-Hill Companies, Inc.
                       -------------------------------
                  Notes to Consolidated Financial Statements
                  ------------------------------------------


10. A reconciliation of the number of shares used for calculating basic earnings per common share and diluted earnings per common share for the three and six months ended June 30, 2003 and 2002 follows:

                                        Three Month Period  Six Month Period
                                          2003     2002      2003     2002
                                         ------- -------   -------   -------
                                                   (in thousands)

   Average number of common shares
     outstanding                        189,830  193,267   190,458   193,026
   Effect of stock options and other
     Dilutive securities                  1,444    1,783     1,247     1,930
                                        -------  -------   -------   -------
   Average number of common shares
     outstanding including effect of
     dilutive securities                191,274  195,050   191,705   194,956
                                        =======  =======   =======   =======

   Restricted performance shares outstanding at June 30, 2003 of 471,000 were not included in the computation of diluted earnings per common shares because the necessary vesting conditions have not yet been met.

11.In November 2002, the Emerging Issues Task Force ("EITF") reached consensus on EITF 00-21, Accounting for Revenue Relationships with Multiple Deliverables. This pronouncement addresses how to account for multiple-element revenue arrangements and focuses on when a revenue arrangement should be separated into components or deliverables, or alternatively, when smaller deliverables or elements should be combined for purposes of recognizing revenue. The final consensus is applicable to agreements entered into for fiscal periods beginning after June 15, 2003 with early adoption permitted. Management is currently evaluating the impact of this pronouncement and does not believe that this will have a material impact on the Company's financial statements.

   In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51. The
   Interpretation introduces a new consolidation model, the variable interests model, based on potential variability in gains and losses of the entity being evaluated for consolidation. It provides guidance for determining whether an entity lacks sufficient equity or the entity's equity holders lack adequate decision-making ability. These entities, variable interest entities (VIE), are evaluated for consolidation based on their variable interests. Variable interests are contractual, ownership or other interests in an entity that expose their holders to the risks and rewards of the VIE. The Interpretation's provisions are effective for variable interests in VIEs created after January 31, 2003, and for variable interests in VIEs created before February 1, no later than the first reporting period beginning after June 15, 2003. Management does not believe that this will have a material impact on the Company's financial statements.

Item 2.     Management's Discussion and Analysis of Operating Results and
------      -------------------------------------------------------------
                            Financial Condition
                            -------------------

Operating Results - Comparing Three Months Ended June 30, 2003 and 2002
-------------------------------------------------------------------------

Consolidated Review
-------------------
The Segment Review that follows is incorporated herein by reference.

Operating revenue for the second quarter increased by 1.3% to $1.2 billion, as compared to the prior year's second quarter. The revenue increase is primarily attributable to growth in the Financial Services segment. Foreign exchange contributed to the growth in operating revenue and had a negligible impact on income from continuing operations. Product revenue declined by $4.7 million as compared to the prior year's second quarter, primarily due to a decrease in revenue at McGraw-Hill Education. Service revenue increased to $592.4 million, an increase of 3.5%, as compared to the prior year's second quarter, due primarily to the growth in Financial Services. Other income decreased $2.1 million from $9.3 million in the second quarter of 2002. The decrease in other income is attributed to a loss on foreign exchange.

Income from continuing operations increased $6.6 million to $142.0 million over 2002 second quarter results. Excluded from the results of continuing operations is ComStock, which was disposed of in February 2003. ComStock was formerly part of the Financial Services segment. Net income for the quarter increased $5.6 million over the comparable quarter in the prior year. Diluted earnings per share for the quarter were $.74 versus $.70 in the prior year. In September 2002, the Financial Services segment divested MMS International, which had a negligible effect on current quarter results.

Total expenses in the second quarter of 2003 increased only slightly due to cost containment activities. Operating expenses include the amortization of prepublication costs of $69.4 million for the second quarter 2003. Product operating expenses declined 2.0% as compared to the prior year second quarter as a result of a decline at McGraw-Hill Education. Service operating expenses increased 3.4% due to growth in the Financial Services segment. Selling and general product expenses increased $3.5 million because of technology spending. Selling and general service expenses increased primarily from the growth of the Financial Services segment. Amortization of prepublication costs decreased by $2.3 million as compared with the second quarter of 2002. The decline in stock market performance for the last three years has negatively impacted the return on the Company's pension assets. Additionally, the Company has changed its investment return and discount rate assumptions for the Company's U.S. retirement plans effective January 1, 2003 resulting in a decline in net pension income for the second quarter 2003 as compared with 2002. For 2003, combined printing, paper and distribution costs on product-related manufacturing items are expected to decrease modestly.

Interest expense decreased 62.5% to $2.7 million from $7.2 million in the second quarter of 2002. The primary reasons for the decrease are the reduced average debt outstanding and the reduction in the average interest rate for the second quarter of 2003 as compared to the same period in 2002. Average commercial paper levels decreased from $1.1 billion for the second quarter of 2002 to $562.6 million for the second quarter of 2003. The average interest rate on commercial paper borrowings decreased from 1.9% in 2002 to 1.3% in 2003. Lower average debt levels accounted for $2.6 million of the decrease and lower average interest rates for $1.0 million. Interest income on higher foreign cash levels represented most of the remaining reduction in interest expense.

The provision for taxes as a percent of income before taxes is 37.0%, or 0.5% less than the second quarter in 2002. The change in the effective tax rate is primarily the result of the increase in foreign source income, taxed at lower effective rates.

Segment Review
--------------
McGraw-Hill Education's revenue and operating profit declined 2.6% and 15.0%, respectively, as compared with the second quarter of 2002. The results reflect a strong performance in the Texas middle and high school social studies adoption, a large open territory adoption for elementary and middle school math programs in New York City and growth in testing, which could not offset aging supplemental lines and a disappointing performance in elementary social studies in Texas. The segment's performance reflects the seasonal nature of the business, with the first half being less significant. Expenditures related to the Global Transformation Project of $7.7 million were expensed in the quarter. The Global Transformation Project will support the segment's global growth objectives, provide technological enhancements that support the infrastructure of management information and customer-centric services, enable process and production improvements throughout the organization, and position McGraw-Hill Education to support the advancement of digital products as an emerging growth opportunity.

The McGraw-Hill School Education Group's revenue declined 3.1% to $386.2 million. Increased sales of supplemental educational materials and niche basal programs, such as Everyday Mathematics and Open Court Reading, could not offset certain aging supplemental lines. Sales of children's supplemental educational materials through the educational dealer and trade markets have been affected by decreased traffic in retail and specialty stores, as consumers react to a struggling economy and an uncertain economic future by reducing purchases. In addition, prior year second quarter sales included coloring and activity books and magazines, product lines which were discontinued in the latter part of 2001 with residual sales winding down in 2002. The School Education Group's major adoption opportunity was Texas. The kindergarten through sixth grade sector also experienced normal and expected revenue declines from lower reading, math and language arts adoption opportunities as compared to the previous year. The McGraw-Hill School Education Group took approximately a 26% to 27% share of the kindergarten through twelfth grade Texas social studies adoption; in spite of a lower than expected performance in the kindergarten through sixth grade social studies adoption. Developmental Learning Materials performed well in the Texas pre-kindergarten adoption. New York City adopted Everyday Mathematics and Impact Mathematics which contributed positively to the School Education Group's open territory sales. Custom contract testing grew in the second quarter, and the School Education Group continues to invest in testing technology. Higher custom contract revenue was driven by the Connecticut, New Mexico and West Virginia programs.

McGraw-Hill Higher Education, Professional and International Group's revenue decline by 1.7% to $175.5 million for the second quarter of 2003. The results reflect the growth in the sales of higher education titles both domestically and internationally, as well as the continued weakness in certain professional titles. Despite state budget problems, growth in the higher education market will be driven by continued enrollment increases. The sale of business and economics and science, engineering and mathematics imprints increased in the period. Key titles include Brealey, Principles of Corporate Finance, 7/e,
Garrison, Managerial Accounting, 10/e, Slater, Practical Business Math Procedures, 7/e, Silberberg, Chemistry: The Molecular Nature of Matter and Change, 3/e, Mader, Biology, 8/e, and Libby, Financial Accounting, 4/e. Professional products declined as the computer and technology imprints still experienced softness due specifically to continued weakness in the global technology sector. In 2002, the Group benefited from the release of The McGraw-Hill Encyclopedia of Science and Technology, 9/e. Additionally, book sales at retail outlets were depressed industry-wide through most of the quarter.

Financial Services' revenue increased 9.7% to $439.4 million and operating profit increased 12.3% to $171.6 million over 2002 second quarter results. In February 2003, ComStock was disposed of and this divestiture is reflected as a discontinued operation. In September 2002, the Financial Services segment divested MMS International, which accounted for a 2.5% decrease in revenue and a negligible decrease in operating profit for the second quarter of 2003 as compared to the second quarter of 2002. Overall, the segment experienced strong growth in revenue globally. Foreign exchange contributed $10.3 million to revenue growth with a negligible impact on operating profit.

The Financial Services segment increased revenue and operating profit due primarily to the performance of structured finance, which represented approximately 57.0% of the growth in revenue. Total U.S. structured finance new issue dollar volume for the second quarter of 2003 increased 26.2%, driven primarily by residential mortgaged-backed securities issuance, which grew 59.0%, according to Harrison Scott Publications. Overall, new issue dollar volume in the U.S. market was up 23.3% in the second quarter, according to Securities Data and Harrison Scott Publications. U.S. new issue dollar volume for corporates for the second quarter of 2003 increased 21.7% while public finance grew 17.8% and financial institutions 27.2%. High yield issuance also picked up in the U.S. increasing 234.9% according to Securities Data. European new issue dollar volume rose 50.7% according to Bondware. An improving economic environment along with the return of investor confidence, improving credit quality and low interest rates, especially mortgage rates, should lead to continued growth in U.S. issuance volumes in the second half of the year. Bank loan ratings and global infrastructure ratings experienced higher growth rates than traditional ratings products. The financial services industry, which has experienced adverse market conditions and profit pressures, resulting in cost cutting initiatives, including staff layoffs, is also showing some signs of improvement. While demand for retail information and brokerage products remains weak, index-related products and services continue to experience robust growth. Fund ratings, fund information, and company-specific data sales performed well. Revenue related to the Standard & Poor's indices increased as assets under management rose to $71.9 billion at June 30, 2003 from $52.4 billion at June 30, 2002. Assets under management at December 31, 2002 were $63.2 billion. The lack of merger and acquisition activity continued to negatively impact the sale of valuations, although revenue increased from the sale of non-valuation services, such as litigation support. According to Bloomberg Mergers and Acquisitions Database of June 2003, the dollar volume of announced deals involving a U.S. company was down 9.4%, while the number of deals increased 1.4%, as compared to the second quarter of 2002.

Information and Media Services' revenue decreased $8.3 million, or 4.2%, to $189.4 million from 2002 second quarter results. Operating profit decreased $2.1 million, or 8.0%, to $24.4 million from 2002 second quarter results. Revenue declined at the Business-to-Business Group by 4.7% and at Broadcasting by 1.2%. Both groups were negatively impacted by the continued soft business-to-business advertising market, which is now expected to pick up momentum in the Fall.

At BusinessWeek, advertising pages in the North American edition in the second quarter were down by 15.3% according to the Publishers Information Bureau. Weakness was experienced in BusinessWeek's other editions. The lack of targeted BusinessWeek demographic editions, which were eliminated in the prior year, negatively impacted the sales of the Business-to-Business Group. The Group benefited from the Global Power conference which took place in the first quarter of 2002 and in the second quarter of 2003. Advertising pages were up in the power sector, with two more issues than in the prior year. The Paris Air Show occurred in the second quarter of 2003 with no comparable show in the second quarter of 2002. Due to political issues, the attendance at the Paris Air Show was down versus the prior Paris Air Show of 2001. Sales to building product manufacturers were up due to the Sweets CD being delayed into the second quarter. Despite turmoil in the Aviation sector, advertising pages were ahead of last year due to the timing of the Paris Air Show, while the Healthcare sector experienced decreased pages. Sales to construction contractors and service providers declined due to the weak commercial construction contractor sector. The elimination of Dodge SCAN in the latter part of 2002 also created a negative revenue comparison but improved margins. Competitive pressure and the weak economy have negatively affected advertising page yields in the construction publications. At Broadcasting, for the second quarter, the weak ratings position of the ABC network and the general economic malaise, negatively impacted the performance of the stations. The services and corporate products categories of advertisers contributed to growth while the retailing and leisure time categories remained weak.

Six Months
-----------
Consolidated Review
-------------------
The Segment Review that follows is incorporated herein by reference.

For the first six months of the year, operating revenue increased 1.6%, or $31.2 million to $2.0 billion, as compared to the six month period ended June 30, 2002. The revenue increase is primarily attributable to growth in the Financial Services segment. Foreign exchange contributed to the growth in operating revenue and had a negligible impact on income from continuing operations. Product revenue declined 1.4% to $899.7 million as compared to the prior year's first six months due primarily to decreases in revenue at McGraw-Hill Education. Service revenue increased to $1.1 billion, an increase of 4.0%, as compared to the prior year's first six months. The growth in service revenue is primarily attributable to the growth in the Financial Services segment. Other income increased $0.2 million to $16.7 million for the six months ended June 30, 2003 as compared with the same period in 2002. The increase in other income is attributed to an increase in income from equity investments.

Income from continuing operations increased $16.2 million to $180.2 million over 2002 six months results. Excluded from the results of continuing operations is ComStock, which was disposed of in February 2003. ComStock was formerly part of the Financial Services segment. The disposition contributed $87.5 million pre-tax and $57.2 million after-tax or 30 cents per diluted share. Net income for the period increased $71.8 million over the comparable six months in the prior year. Diluted earnings per share for the six month period were $1.24 versus $0.85 in the prior year. In September 2002, the Financial Services segment divested MMS International, which had a negligible effect on current period results.

Total expenses in the first six months of 2003 increased only slightly due to cost containment activities. Operating expenses include the amortization of prepublication costs of $101.0 million for the six month period in 2003. Amortization of prepublication costs decreased by $3.8 million as compared with the first six months period of 2002. Product operating expenses declined slightly as compared with the prior year six month period due primarily to cost containment at McGraw-Hill Education. Service operating expenses decreased 1.5% primarily due to cost containment efforts at Information and Media Services. Selling and general product expenses increased 2.2% because of technology spending. Selling and general service expenses increased 7.7% primarily from the growth of the Financial Services segment. The decline in stock market performance for the last three years has negatively impacted the return on the Company's pension assets. Additionally, the Company has changed its investment return and discount rate assumptions for the Company's U.S. retirement plans effective January 1, 2003 resulting in a decline in net pension income for the first half of 2003 as compared with the first half of 2002. For 2003, combined printing paper and distribution prices on product-related manufacturing items are expected to decrease modestly.

Interest expense decreased 60.3% to $5.4 million from $13.6 million reported in the first six months of 2002. The primary reasons for the decrease are the reduced average debt outstanding and the reduction in the average interest rate for the first six month period in 2003 as compared to the same period in 2002. Average commercial paper levels decreased from $1.0 billion for the first six months of 2002 to $550.1 million in 2003. The average interest rate on commercial paper borrowings decreased from 1.9% in 2002 to 1.3% in 2003. Lower average debt levels accounted for $4.8 million of the decrease and lower average interest rates for $1.7 million. Interest on higher foreign cash levels represented most of the remaining reduction in interest expense.

The provision for taxes as a percent of income before taxes is 37.0%, 0.5% less than the first six months of 2002. The change in the effective tax rate is primarily the result of the increase in foreign source income.

Segment Review
--------------
McGraw-Hill Education's revenue and operating profit declined $19.7 million and $10.6 million, respectively, as compared with the first half of 2002. The results reflect the weak economic conditions impacting the School Education Group as well as a strong performance in the Texas middle and high school social studies adoption, a large open territory adoption for elementary and middle school math programs in New York City and growth in testing, which could not offset aging supplemental lines and a disappointing performance in elementary social studies in Texas. The segment's performance reflects the seasonal nature of its business, with the first half being less significant. Expenditures related to the Global Transformation Project of $15.3 million were expensed in the period.

The McGraw-Hill School Education Group's revenue declined 3.9% to $514.1 million. Economic conditions negatively impacted adoption and open territory opportunities early in the year. Increased sales of supplemental educational materials and niche basal programs, such as Everyday Mathematics and Open Court Reading, could not offset certain aging supplemental lines. Sales of children's supplemental educational materials through the educational dealer and trade markets have been affected by decreased traffic in retail and specialty stores, as consumers react to a struggling economy and an uncertain economic future by reducing purchases. In addition, prior year first half sales included coloring and activity books and magazines, product lines which were discontinued in the latter part of 2001 with residual sales winding down in the latter part of 2002. The kindergarten through sixth grade sector also experienced normal and expected revenue declines from lower reading, math and language arts adoption opportunities as compared to the previous year. The School Education Group's major adoption opportunity was in Texas. The McGraw-Hill School Education Group took approximately a 26% to 27% share of the kindergarten through twelfth grade Texas social studies adoption in spite of a lower than expected performance in the kindergarten through sixth grade social studies adoption. Developmental Learning Materials performed well in the Texas pre-kindergarten adoption. New York City adopted Everyday Mathematics and Impact Mathematics which contributed positively to the School Education Group's open territory sales. Custom contract testing increased in the period, and the School Education Group continues to invest in testing technology. Higher custom contract revenue was driven by the Connecticut, Kentucky, New Mexico and West Virginia programs.

McGraw-Hill Higher Education, Professional and International Group's revenue increase by $1.2 million to $324.8 million for the first half of 2003. The results reflect the growth in the sales of higher education titles both domestically and internationally, as well as the continued weakness in certain professional titles. Despite state budget problems, growth in the higher education market will be driven by continued enrollment increases. The sales of business and economics and science, engineering and mathematics imprints increased in the period. Key titles include Brealey, Principles of Corporate Finance, 7/e, Garrison, Managerial Accounting, 10/e Slater, Practical Business Math Procedures, 7/e, Silberberg, Chemistry: The Molecular Nature of Matter and Change, 3/e, Mader, Biology, 8/e, and Libby, Financial Accounting, 4/e. Professional products declined as the computer and technology imprints still experienced softness due specifically to continued weakness in the global technology sector. For the first half of 2002 the states' mandate of a new graduate equivalency test resulted in increased sales of study materials. No such comparable event occurred for the first half of 2003.

Financial Services' revenue increased 9.0% to $834.3 million and operating profit increased 11.1% to $316.5 million over 2002 six months results. In February 2003, ComStock was disposed of and this divestiture is reflected as a discontinued operation. In September 2002, the Financial Services segment divested MMS International, which accounted for a 2.7% decrease in revenue and a negligible decrease in operating profit for the first half of 2003 as compared to the first half of 2002. Foreign exchange contributed $18.3 million to revenue growth with a negligible impact to operating profit.

The Financial  Services segment  increased revenue and operating profit were due primarily to the performance of structured finance, which represented approximately 60.0% of the growth in revenue. Total U.S. structured finance new issue dollar volume for the first six months of 2003 increased 27.4%, driven by residential and commercial mortgaged-backed and asset-backed securities issuance, which grew 48.4%, 30.0% and 6.7%, respectively, according to Harrison Scott Publications. New issue dollar volume in the U.S. market overall was up 17.6% in the first six month period, according to Securities Data and Harrison Scott Publications. U.S. new issue dollar volume for corporates for the first six month of 2003 decreased 3.6% while public finance grew 20.0% and financial institutions grew 24.7%. European new issue dollar volume rose 47.5% according to Bondware. The return of investor confidence, improving credit quality and low interest rates, especially mortgage rates, should lead to continued growth in U.S. issuance volumes in the second half of the year. Bank loan ratings, counterparty credit ratings, and global infrastructure ratings all experienced higher growth rates than traditional ratings products. The overall financial services industry, which experienced adverse market conditions and profit pressures during most of the six month period ended June 30, 2003, is now showing modest improvement. These market conditions led to decreased demand for information products and services, especially in the retail brokerage sector. Despite the decline in demand for information products, managed fund ratings performed well and index-related products and services continue to experience robust growth. Revenue related to the Standard & Poor's indices increased as assets under management rose to $71.9 billion at June 30, 2003 from $52.4 billion at June 30, 2002. Assets under management at December 31, 2002 were $63.2 billion. Although valuations were negatively impacted by the lack of merger and acquisition activity, revenue increased from the sale of non-valuation services, such as litigation support. According to Bloomberg Mergers and Acquisitions Database as of June 2003, the dollar volume of announced deals involving a U.S. company declined 8.1%, and the number of deals decreased 2.4%, as compared to the first six months of 2002.

Information and Media Services' revenue decreased $18.0 million, or 4.7%, for the first six months of 2003 as compared to the first six months of 2002.
Operating profit decreased $1.6 million, or 4.2%, to $36.9 million for the comparable period. Revenue declined at the Business-to-Business Group by 5.3% and at Broadcasting by 0.8%. Both groups were negatively impacted by the continued soft advertising market and the impact of the war with Iraq. The business-to-business advertising market continues to be soft, and is now expected to pick up momentum in the Fall.

At BusinessWeek, advertising pages, in the North American edition for the first half were down 8.5% in 2003 according to the Publishers Information Bureau, with one more issue published than in 2002, but with the same number of issues for revenue recognition purposes. Weakness was experienced in the North American and International editions related to international advertisers, particularly European advertisers. The lack of targeted BusinessWeek demographic editions, which were discontinued in the prior year, negatively impacted the sales of the Business-to-Business Group. Advertising pages were down in the power sector, with two more issues than in the prior year. U.S. power markets were negatively impacted by the fallout from Enron. The turmoil in the Aviation industry has resulted in decreased advertising pages, but increased page yields. The Healthcare sector saw decreased pages and page yields. The Singapore Air Show which occurred in the first half of 2002 did not occur in 2003, while the Paris Air Show occurred in the first half of 2003 and did not occur in 2002. Due to geopolitical tensions, the Paris Air Show was a much smaller show than previous Paris events. Sales to construction contractors and service providers declined due to the weak commercial contractor sector. The elimination of Dodge SCAN in the latter part of 2002 also created a negative revenue comparison but improved margins. Competitive pressure and the weak economy have negatively affected page yields for the construction publications. At Broadcasting, for the first half of 2003, the airing of the Super Bowl during the first quarter of 2003 helped to somewhat offset the lack of political advertising. The weak ratings position of the ABC network, pre-emptions caused by war coverage and the general economic malaise negatively impacted the performance of the stations. The services and corporate products categories of advertisers contributed to growth while the retailing and leisure time categories remained weak.

Financial Condition
-------------------
The Company continues to maintain a strong financial position. Cash flow from operations of $275.7 million increased by $104.0 million in 2003 compared with $171.7 million for the period ended June 30, 2002. The increase in cash provided by operating activities primarily relates to the improvement in the management of accounts receivable and increases in taxes payable. Total debt decreased by $44.9 million since year-end reflecting improved asset management and the impact of dispositions, offset by increased share repurchases and dividends. The Company's strong presence in the school and higher education markets significantly impacts the seasonality of its earnings and borrowing patterns during the year, with the Company borrowing during the first half of the year and generating cash in the second half of the year.

Commercial paper borrowings at June 30, 2003 totaled $526.1 million, a decrease of $47.0 million from December 31, 2002. The Company's $675 million, 364-day revolving facility agreement, entered into on July 23, 2002 expired on July 22, 2003. On July 22, 2003, the Company replaced this credit facility with a new 364-day credit facility of $575 million that allows it to borrow until July 20, 2004, on which date the facility agreement will terminate and the maturity of such borrowings may not be later than July 20, 2005. The Company continues to pay a facility fee of five basis points on the 364-day facility (whether or not amounts have been borrowed) and borrowings may be made at 15 basis points above LIBOR. The commercial paper borrowings are also supported by a $625 million, 5-year revolving credit facility, which expires August 15, 2005. The Company pays a facility fee of seven basis points on the 5-year credit facility whether or not amounts have been borrowed, and borrowings may be made at 13 basis points above LIBOR. All of the facilities contain certain covenants, and the only financial covenant requires that the Company not exceed indebtedness to cash flow ratio, as defined, of 4 to 1 at any time. This restriction has never been exceeded. At June 30, 2003 there were no borrowings under any of the facilities. Eighty percent or $420.9 million of the commercial paper borrowings outstanding are classified as long-term.

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

Gross accounts receivable of $1.1 billion decreased $110.7 million from the end of 2002 primarily from the seasonality of the educational publishing business and improved asset management. Inventory increased $66.3 million from the end of 2002 to $427.1 million as the Company prepares for its selling season.

Additions to technology projects were $12.7 million in the first half of 2003 versus $33.8 million for the first half of 2002. Additions to technology projects for 2003 are expected to approximate $60 million to $65 million.

Net prepublication costs decreased $14.1 million from the end of 2002 to $520.8 million, due to timing of spending. Prepublication cost spending is expected to increase over the remainder of the year totaling an estimated $260.0 million to $270.0 million for the full year. Prepublication cost spending in the first six months of 2003 totaled $89.7 million which was $25.2 million less than the spending for the same period of 2002. Purchases of property and equipment were $40.5 million, $13.6 million higher than the first half of the prior year. Spending is expected to be higher than the comparative prior year period for the remainder of the year due to the Canary Wharf real estate project in London, England.

The Board of Directors approved a 5.9% increase in the quarterly common stock dividend to 27.0 cents per share in January 2003. In 1999, the Board of Directors authorized a stock repurchase program of up to 15 million shares. The repurchased shares may be used for general corporate purposes, including the issuance of shares in connection with the exercise of employee stock options. Purchases under this program may be made from time to time on the open market and in private transactions depending on market conditions. Approximately 14.3 million shares have been repurchased under this program through June 30, 2003. During 2003, a total of 1.6 million shares were repurchased at an average price of $53.57 per share. On January 29, 2003 the Board of Directors approved a new stock repurchase program authorizing the purchase of up to 15 million additional shares. In addition, there remains available 0.7 million shares under the original stock repurchase program.

Market Risk
-----------
The Company has operations in various foreign countries. The functional currency is the local currency for all locations, except in the McGraw-Hill Education segment where operations that are extensions of the parent have the U.S. dollar as the functional currency. For hyperinflationary economies, such as Venezuela, the functional currency is the U.S. dollar. In the normal course of business, these operations are exposed to fluctuations in currency values. The Company does not generally enter into derivative financial instruments in the normal course of business, nor are such instruments used for speculative purposes. The Company has naturally hedged positions in most countries with a local currency perspective and asset and liability offsets. The gross amount of the Company's foreign exchange positions is $136.2 million, and management has estimated using a value at risk analysis with 90% certainty that based on the historical volatilities of the portfolio that the foreign exchange gains and losses will not exceed $15.8 million over the next year. The Company's interest expense is sensitive to changes in the general level of U.S. interest rates. Based on average debt outstanding over the past six months, the following is the projected impact on interest expense on current operations:

------------------------------------------------------------------------------
Percent change in interest rates       Projected impact on operations
(+/-)                                  (millions)
------------------------------------------------------------------------------
                  1%                                    $5.5
------------------------------------------------------------------------------

"Safe Harbor" Statement Under the Private Securities Litigation Reform Act
--------------------------------------------------------------------------
of 1995
-------

The foregoing sections, as well as other portions of this document, includes certain forward-looking statements about the Company's business, new products, sales, expenses, cash flows, spending, and operating and capital requirements. Such forward-looking statements include, but are not limited to: Educational Publishing's level of success in 2003 adoptions and open territory sales; the level of educational funding; the strength of higher education, professional and international publishing markets; the level of interest rates and debt issuance and the strength of profit levels and the capital markets in the U.S. and abroad with respect to Standard & Poor's; the strength of the domestic and international advertising markets; Broadcasting's level of advertising; and the level of future cash flow, debt levels, product related manufacturing expenses, pension income, capital and other expenditures and prepublication cost investment.

Actual results may differ materially from those in any forward-looking statements because any such statements involve risks and uncertainties and are subject to change based upon various important factors, including, but not limited to, worldwide economic, financial and political conditions, currency and foreign exchange volatility, the health of capital and equity markets, including future interest rate changes, the level of funding in the education market (both domestically and internationally), the pace of recovery of the domestic and international economies and in advertising, the successful marketing of new products, and the effect of competitive products and pricing.

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

Item 4.     Controls and Procedures
------      -----------------------

As of June 30, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of June 30, 2003. There have been no significant changes in the Company's internal controls over financial reporting during the most recent quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Item 4.  Submission of Matters to a Vote of Security Holders
------   ---------------------------------------------------

     (a) The 2002 Annual Meeting of Shareholders of the Registrant was held on April 30, 2003.

     (b) The following nominees, having received the FOR votes set forth opposite their respective names, constituting a plurality of the votes cast as the Annual Meeting for the election of Directors, were duly elected Directors of the Registrant:

                DIRECTOR                 FOR          WITHHOLD AUTHORITY
                Douglas N. Daft        144,471,673        8,508,142
                Vartan Gregorian       142,673,274       10,306,541
                James H. Ross          146,404,925        6,574,890
                Kurt L. Schmoke        148,273,954        4,705,861
                Sidney Taurel          142,707,974       10,271,841

         The terms of office of the following directors continued after the meeting:

         Pedro  Aspe,  Sir  Winfried  Bischoff,   Linda  Koch  Lorimer,
         Harold W.  McGraw  III,  Robert P.  McGraw and Edward B. Rust,
         Jr.

     (c) Shareholders ratified the appointment of Ernst & Young LLP as independent auditors for the Registrant and its subsidiaries for 2003. The vote was 145,431,933 shares FOR and 5,309,759 shares AGAINST, with 2,238,124 shares abstaining and no broker non-votes.

Item 6.  Exhibits and Reports on Form 8-K                      Page Number
------   --------------------------------                      -----------

   (a)   Exhibits

  (12)   Computation of Ratio of Earnings to Fixed Charges.          24

  (15)   Letter on Unaudited Interim Financial Information           25

(99.1)   Quarterly Certification of the Chief Executive
         Officer pursuant to Section 302 of the
         Sarbanes-Oxley Act of 2002.                               26-27

(99.2)   Quarterly Certification of the Chief Financial
         Officer pursuant to Section 302 of the
         Sarbanes-Oxley Act of 2002.                               28-29

(99.3)   Quarterly Certification of the Chief Executive
         Officer and the Chief Financial Officer pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002.             30

   (b) Reports on Form 8-K. A Form 8-K was filed on, and dated, (i) April 29, 2003 with respect to
         Item 9 (and furnished pursuant to Item 12) of said Form, and (ii) May 5, 2003 with respect to Item 9 of said Form.

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


                                          THE MCGRAW-HILL COMPANIES, INC.
                                          -------------------------------





Date:  July 31, 2003                      By
                                            -----------/s/-----------------
                                                  Robert J. Bahash
                                              Executive Vice President
                                             and Chief Financial Officer






Date:  July 31, 2003                      By
                                            ------------/s/----------------
                                                   Kenneth M. Vittor
                                                Executive Vice President
                                                  and General Counsel






Date:  July 31, 2003                      By
                                            -----------/s/----------------
                                                    Talia M. Griep
                                                  Senior Vice President
                                                and Corporate Controller

                                                                Exhibit (12)

                         The McGraw-Hill Companies, Inc.
                         -------------------------------

                Computation of Ratio of Earnings to Fixed Charges
                -------------------------------------------------

                                             June 30, 2003     June 30, 2002
                                          ------------------   -------------
                                             Six       Twelve        Six
                                           Months      Months       Months
                                           --------    --------    --------
                                                   (in thousands)

Earnings
   Earnings from continuing operations
      before income tax expense (Note)    $ 277,959   $ 904,046    $ 256,248
   Fixed charges                             36,249      74,939       37,404
                                          ---------   ---------    ---------
Total Earnings                            $ 314,208   $ 978,985    $ 293,652
                                          =========   =========    =========
Fixed Charges (Note)
   Interest expense                       $   6,576   $  17,153    $  14,427
   Portion of rental payments deemed
      to be interest                         29,673      57,786       22,977
                                          ---------   ---------    ---------
       Total Fixed Charges                $  36,249   $  74,939    $  37,404
                                          =========   =========    =========
Ratio of Earnings to Fixed Charges             8.7x       13.1x         7.9x

(Note) For purposes of computing the ratio of earnings to fixed charges, "earnings from continuing operations before income taxes" excludes undistributed equity in income of less than 50%-owned companies, primarily the Company's earnings in its 45% interest in Rock-McGraw, Inc. Rock-McGraw earnings for the six and twelve month periods ended June 30, 2003 and the six month period ended June 30, 2002 are $8.1 million, $15.9 million and $6.2 million, respectively. "Fixed charges" consist of (1) interest on debt, and (2) the portion of the Company's rental expense deemed representative of the interest factor in rental expense.

        Earnings from continuing operations before income tax expense for the twelve month period ended June 30, 2003 includes a $14.5 million pre-tax loss on the disposition of MMS International.

                                                               Exhibit (15)



The Board of Directors and Shareholders of
The McGraw-Hill Companies, Inc.

We are aware of the incorporation by reference in the Registration Statement on Form S-3 (No. 33-33667) pertaining to the Debt Securities of The McGraw-Hill Companies, Inc. and in the Registration Statements on Form S-8 pertaining to the 1983 Stock Option Plan for Officers and Key Employees (No. 2-84058), the 1987 Key Employee Stock Incentive Plan (No. 33-22344), the 1993 Employee Stock
Incentive Plan (No.  33-49743,  No. 33-30043 and No.  33-40502),  the 2002 Stock
Incentive Plan (No. 33-92224), the Director Deferred Stock Ownership Plan (No. 33-06871) and The Savings Incentive Plan of McGraw-Hill, Inc. and its Subsidiaries, The Employee Retirement Account Plan of McGraw-Hill, Inc. and its Subsidiaries, The Standard & Poor's Savings Incentive Plan for Represented Employees, The Standard and Poor's Employee Retirement Account Plan for Represented Employees and The Employee's Investment Plan of McGraw-Hill Broadcasting Company, Inc. and its Subsidiaries (No. 33-50856) of our report dated July 29, 2003 relating to the unaudited consolidated interim financial statements of The McGraw-Hill Companies, Inc. that are included in its Form 10-Q for the quarter ended June 30, 2003.

ERNST & YOUNG LLP

New York, New York
July 31, 2003

                                                             Exhibit (99.1)


                    Quarterly Certification Pursuant to
               Section 302 of the Sarbanes-Oxley Act of 2002


I, Harold W. McGraw III, certify that:

1. I have reviewed this quarterly report on Form 10-Q of The McGraw-Hill Companies, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

          a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions
             about  the   effectiveness   of  the   disclosure   controls  and
             procedures, as of the end of the period covered by this report based on such evaluation; and

          c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially
             affect,   the   registrant's   internal  control  over  financial
             reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

                                                             Exhibit (99.1)


                       Quarterly Certification Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002



          b) any fraud,  whether or not material,  that  involves  management or
             other   employees  who  have  a  significant   role  in  the
             registrant's internal control over financial reporting.




Date:   July 31, 2003



                                             -----------/s/--------------
                                                  Harold W. McGraw III
                                                Chairman, President and
                                                Chief Executive Officer

                                                             Exhibit (99.2)


                       Quarterly Certification Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002



I, Robert J. Bahash, certify that:

1. I have reviewed this quarterly report on Form 10-Q of The McGraw-Hill Companies, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

          a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions
             about  the   effectiveness   of  the   disclosure   controls  and
             procedures, as of the end of the period covered by this report based on such evaluation; and

          c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially
             affect,  the   registrant's   internal  control  over  financial
             reporting; and


5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

                                                             Exhibit (99.2)


                       Quarterly Certification Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002



          b) any fraud,  whether or not material,  that  involves  management or
             other   employees  who  have  a  significant   role  in  the
             registrant's internal control over financial reporting.




Date:   July 31, 2003

                                                -------------/s/---------------
                                                      Robert J. Bahash
                                                  Executive Vice President
                                                 and Chief Financial Officer

                                                              Exhibit (99.3)


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

     The quarterly report on Form 10-Q for the quarter ended June 30, 2003 of the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.



Dated:  July 31, 2003
                                          ------------/s/----------------
                                               Harold W. McGraw III
                                             Chairman, President and
                                             Chief Executive Officer




Dated:  July 31, 2003
                                          -------------/s/---------------
                                                Robert J. Bahash
                                           Executive Vice President and
                                              Chief Financial Officer












     A signed original of this written statement required by Section 906 has been provided to The McGraw-Hill Companies and will be retained by The
       McGraw-Hill Companies and furnished to the Securities and Exchange
                      Commission or its staff upon request.