Form 10-Q
period 2003-09-30
MCGRAW-HILL COMPANIES INC
filed 2003-10-31
CIK 64040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

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

                        YES  [X]         NO  [ ]

On October 15, 2003 there were approximately 191.6 million shares of common stock (par value $1.00 per share) outstanding.

                         The McGraw-Hill Companies, Inc.
                         -------------------------------
                                TABLE OF CONTENTS
                                -----------------


                                                                 Page Number
                                                                 -----------
PART I.  FINANCIAL INFORMATION
------------------------------

   Item 1.  Financial Statements
   ------
             Independent Accountant's Review Report                    3

             Consolidated Statement of Income for the three and
             nine month periods ended September 30, 2003 and 2002      4

             Consolidated Balance Sheet at September 30, 2003,
             December 31, 2002 and September 30, 2002                 5-6

             Consolidated Statement of Cash Flows for the nine         7
             months ended September 30, 2003 and 2002

             Notes to Consolidated Financial Statements               8-14


   Item 2.  Management's Discussion and Analysis of Financial
   ------   Condition and Results of Operations                      15-25

   Item 3.  Quantitative and Qualitative Disclosures About
   ------   Market Risk                                                26

   Item 4.  Controls and Procedures                                    26
   ------


Part II.  OTHER INFORMATION
---------------------------

   Item 1.  Legal Proceedings                                         26
   ------

   Item 6.  Exhibits and Reports on Form 8-K                         26-34
   ------

Independent Accountant's Review Report

The Board of Directors and Shareholders
of The McGraw-Hill Companies, Inc.

We have reviewed the accompanying consolidated balance sheet of The McGraw-Hill Companies, Inc., as of September 30, 2003, and the related consolidated statements of income for the three and nine month periods ended September 30, 2003 and 2002, and the consolidated statements of cash flows for the nine month periods ended September 30, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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



Ernst & Young LLP



October 23, 2003

                          Part I. Financial Information
                          -----------------------------
Item 1.  Financial Statements

                         The McGraw-Hill Companies, Inc.
                         -------------------------------
                        Consolidated Statement of Income
                        --------------------------------
                    Periods Ended September 30, 2003 and 2002
                    -----------------------------------------

                                         Three Months         Nine Months
                                      -----------------   -------------------
                                        2003      2002       2003       2002
                                     ---------- -------------------- ----------
                                        (in thousands, except per-share data)

Revenue (Note 3)
   Product revenue                  $1,035,846 $1,010,766 $1,935,571 $1,922,975
   Service revenue                     586,760    550,164  1,724,056  1,643,770
                                     ---------- ---------- ---------- ----------
      Total revenue                  1,622,606  1,560,930 3,659,627   3,566,745
Operating expenses
   Product                             445,281    446,669   921,631     932,033
   Service                             208,621    202,013   608,441     607,802
                                     ---------- ---------- ---------- ----------
    Total operating expenses           653,902    648,682 1,530,072   1,539,835

Selling and general expenses
   Product                             286,408    275,184   718,010     697,613
   Service                             207,173    180,119   602,620     547,145
                                      --------- ---------- ---------- ----------
    Total selling and general expenses 493,581    455,303 1,320,630   1,244,758

Depreciation                            19,702     19,643    61,416      65,717
Amortization of intangibles (Note 11)    8,619      9,283    25,905      28,928
                                     ---------- ---------- ---------- ----------
     Total expenses                  1,175,804  1,132,911 2,938,023   2,879,238
Other income/(expense) - net            16,012       (525)   32,662      15,962
                                     ---------- ---------- ---------- ----------
Income from operations                 462,814    427,494   754,266     703,469
Interest expense                         2,026      5,965     7,378      19,538
                                     ---------- ---------- ---------- ----------
Income from continuing operations
    before taxes on income             460,788    421,529   746,888     683,931
Provision for taxes on income          170,492    146,979   276,348     245,380
                                     ---------- ---------- ---------- ----------
Income from continuing operations      290,296    274,550   470,540     438,551
Discontinued operations (Note 4):
   Earnings from operations of
    discontinued component(including
    gain on disposal of $86,953 in 2003)   -        2,671    87,490       5,344
    Income tax expense                     -        1,002    30,304       2,004
                                     ---------- ---------- ---------- ----------
   Earnings on discontinued operations     -        1,669    57,186       3,340
                                     ---------- ---------- ---------- ----------
   Net income (Notes 1 and 2)         $290,296   $276,219  $527,726    $441,891
                                     ========== ========== ========== ==========
Basic earnings per common share
   Income from continuing operations    $ 1.52     $ 1.42    $ 2.47      $ 2.27
   Net income                           $ 1.52     $ 1.43    $ 2.77      $ 2.29
Diluted earnings per common share
   Income from continuing operations    $ 1.51     $ 1.41  $   2.45      $ 2.25
   Net income                           $ 1.51     $ 1.42  $   2.75      $ 2.27
Average number of common shares
    outstanding:  (Note 10)
   Basic                               190,524    193,030   190,447     192,993
   Diluted                             192,055    194,461   191,788     194,758

                         The McGraw-Hill Companies, Inc.
                         -------------------------------
                           Consolidated Balance Sheet
                           --------------------------


                                            Sept. 30,    Dec. 31,    Sept. 30,
                                              2003         2002        2002
                                           ----------  -----------  ----------
                                                     (in thousands)

ASSETS

Current assets:
   Cash and equivalents                    $  199,113   $   58,186  $  108,136
   Accounts receivable (net of allowance
     for doubtful accounts and sales
     returns)  (Note 5)                     1,138,344      991,806   1,150,101
   Inventories (Note 5)                       354,465      360,757     396,365
   Deferred income taxes                      166,947      169,829     220,642
   Prepaid and other current assets
     (Note 6)                                 114,603       93,729      95,011
                                           ----------   ----------  ----------
      Total current assets                  1,973,472    1,674,307   1,970,255
                                           ----------   ----------  ----------

Prepublication costs (net of
  accumulated amortization)  (Note 5)         440,044      534,835     505,568

Investments and other assets:
   Investment in Rock-McGraw, Inc. - at
     equity                                   131,667      119,442     115,967
   Prepaid pension expense                    281,119      261,243     249,726
   Other                                      221,398      205,243     226,727
                                           ----------   ----------  ----------
      Total investments and other assets      634,184      585,928     592,420
                                           ----------   ----------  ----------

Property and equipment  -  at cost          1,076,399    1,071,953   1,064,948
   Less - accumulated depreciation            643,328      640,493     645,214
                                           ----------   ----------  ----------
      Net property and equipment              433,071      431,460     419,734

Goodwill and Intangible Assets - at
cost:  (Note 11)
   Goodwill - net                           1,294,585    1,294,831   1,249,954
   Copyrights - net                           254,458      272,243     331,035
   Other intangible assets - net              223,113      238,578     226,761
                                           ----------   ----------  ----------
Net goodwill and intangible assets          1,772,156    1,805,652   1,807,750
                                           ----------   ----------  ----------
      Total assets                         $5,252,927   $5,032,182  $5,295,727
                                           ==========   ==========  ==========

                         The McGraw-Hill Companies, Inc.
                         -------------------------------
                           Consolidated Balance Sheet
                           --------------------------
                                             Sept. 30,    Dec. 31,     Sept. 30,
                                               2003         2002         2002
                                            ----------  -----------  ----------
                                                       (in thousands)

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Notes payable                               $ 46,371     $119,414     $167,833
  Accounts payable                             276,990      303,354      279,736
  Accrued liabilities                          427,109      437,461      383,642
  Income taxes currently payable               283,738       82,016      234,879
  Unearned revenue                             561,199      538,961      504,318
  Other current liabilities (Note 6)           336,372      294,085      333,452
                                            ----------   ----------   ----------
      Total current liabilities              1,931,779    1,775,291    1,903,860
                                            ----------   ----------   ----------
Other liabilities:
  Long-term debt (Note 7)                      168,553      458,923      622,244
  Deferred income taxes                        195,458      200,114      182,331
  Accrued postretirement healthcare and
   other benefits                              170,349      172,067      173,822
  Other non-current liabilities                272,868      259,965      243,365
                                            ----------   ----------   ----------
      Total other liabilities                  807,228    1,091,069    1,221,762
                                            ----------   ----------   ----------
      Total liabilities                      2,739,007    2,866,360    3,125,622
                                            ----------   ----------   ----------
Shareholders' equity (Notes 8 & 9):
  Capital stock                                205,854      205,853      205,853
  Additional paid-in capital                    84,450       79,410       74,317
  Retained income                            3,044,894    2,672,086    2,586,201
  Accumulated other comprehensive income      (82,855)    (103,965)    (110,907)
                                            ----------   ----------   ----------
                                             3,252,343    2,853,384    2,755,464

  Less - common stock in treasury-at cost      716,960      669,499      564,018
  Unearned compensation on restricted stock     21,463       18,063       21,341
                                            ----------   ----------   ----------
      Total shareholders' equity             2,513,920    2,165,822    2,170,105
                                            ----------   ----------   ----------
      Total liabilities & shareholders'
        equity                              $5,252,927   $5,032,182   $5,295,727
                                            ==========   ==========   ==========

                         The McGraw-Hill Companies, Inc.
                         -------------------------------
                      Consolidated Statement of Cash Flows
                      ------------------------------------
              For the Nine Months Ended September 30, 2003 and 2002
              -----------------------------------------------------

                                                           2003       2002
                                                        ---------    ---------

Cash flows from operating activities                        (in thousands)
---------------------------------------------------
Net income                                              $ 527,726    $ 441,891
Adjustments to reconcile net income to
    cash provided by operating activities:
   Depreciation                                            61,691       67,128
   Amortization of intangibles                             25,937       29,070
   Amortization of prepublication costs                   230,725      233,538
   Provision for losses on accounts receivable             30,032       27,312
   Loss on sale of MMS International                         -          14,534
   Gain on sale of ComStock                               (86,953)        -
   Other                                                   (8,953)      (7,263)
Changes in assets and liabilities net of effect of
    acquisitions and dispositions:
   Increase in accounts receivable                       (168,174)    (141,921)
   Decrease in inventories                                  8,170        6,425
   (Increase)/decrease in prepaid and other current
     assets                                               (21,758)       4,041
   Decrease in accounts payable and accrued expenses      (33,944)     (64,036)
   Increase/(decrease) in unearned revenue                 16,433       (4,966)
   Increase/(decrease) in other current liabilities        22,097      (35,773)
   Increase in interest and income taxes
     currently payable                                    202,454      167,531
   Net change in deferred income taxes                      3,451       (4,304)
   Net change in other assets and liabilities              10,973       (6,616)
---------------------------------------------------     ---------    ---------
Cash provided by operating activities                     819,907      726,591
---------------------------------------------------     ---------    ---------
Investing activities
--------------------
   Investment in prepublication costs                    (140,306)    (182,602)
   Purchases of property and equipment                    (62,042)     (35,291)
   Acquisition of businesses and equity interests          (1,878)     (18,410)
   Disposition of property, equipment and businesses      120,575       24,070
   Additions to technology projects                       (19,959)     (47,513)
   Other                                                      -          3,299
---------------------------------------------------     ---------    ---------
Cash (used for) investing activities                     (103,610)    (256,447)
---------------------------------------------------     ---------    ---------
Financing activities
--------------------
   (Payments)/additions to short-term debt - net         (363,348)    (265,896)
   Dividends paid to shareholders                        (154,920)    (148,033)
   Repurchase of treasury shares                         (103,074)     (64,929)
   Exercise of stock options                               38,805       59,777
   Other                                                     (310)        (411)
---------------------------------------------------     ---------    ---------
Cash (used for) financing activities                     (582,847)    (419,492)
---------------------------------------------------     ---------    ---------
Effect of exchange rate changes on cash                     7,477        3,949
                                                        ---------    ---------
Net change in cash and equivalents                        140,927       54,601

Cash and equivalents at beginning of period                58,186       53,535
---------------------------------------------------     ---------    ---------
Cash and equivalents at end of period                   $ 199,113    $ 108,136
                                                        =========    =========

                         The McGraw-Hill Companies, Inc.
                         -------------------------------
                   Notes to Consolidated Financial Statements
                   ------------------------------------------


1. Basis of Presentation

   The financial information in this report has not been audited, but in the opinion of management all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly such information have been included. The operating results for the three and nine month periods ended September 30, 2003 and 2002 are not necessarily indicative of results to be expected for the full year due to the seasonal nature of some of the Company's businesses. The financial statements included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

   Certain prior year amounts have been reclassified for comparability purposes.

   In December 2002, The FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS No. 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation, and requires additional disclosures in interim and annual financial statements. The disclosure in interim periods requires pro forma net income and net income per share as if the Company adopted the fair value method of accounting for stock-based awards. Pro forma net income and earnings per share primarily reflecting compensation cost for the fair value of stock options for the three and nine months periods ended September 30 were as follows:

  (in thousands except earnings per share data)

                                       Three Months          Nine Months
                                       ------------          -----------
                                      2003      2002        2003       2002
                                    --------   --------   --------   --------

   Net income, as reported          $290,296   $276,219   $527,726   $441,891
   Stock-based compensation cost
     included in net income, net
     of tax                            2,993      4,359      9,866     10,078
   Fair value of stock based
     compensation cost, net of tax   (12,788)   (18,012)   (43,056)   (47,700)
                                    --------   --------   --------   --------
   Pro forma net income             $280,501   $262,566   $494,536   $404,269
                                    ========  =========   ========   ========

   Basic earnings per common share
     As reported                      $ 1.52     $ 1.43     $ 2.77     $ 2.29
     Pro forma                        $ 1.47     $ 1.36     $ 2.60     $ 2.09
   Diluted earnings per common share
     As reported                      $ 1.51     $ 1.42     $ 2.75     $ 2.27
     Pro forma                        $ 1.46     $ 1.35     $ 2.58     $ 2.08

   Basic weighted average shares
     Outstanding                     190,524    193,030    190,447    192,993
   Diluted weighted average shares
     Outstanding                     192,055    194,461    191,788    194,758

                         The McGraw-Hill Companies, Inc.
                         -------------------------------

                   Notes to Consolidated Financial Statements
                   ------------------------------------------


2. Comprehensive Income

   The  following  table is a  reconciliation  of the  Company's net income to comprehensive  income for the three and nine month periods ended  September
   30:
                                      Three Months           Nine Months
                                     2003       2002       2003       2002
                                    --------- ---------  ---------  ---------
                                                 (in thousands)

   Net income                       $ 290,296 $ 276,219  $ 527,726  $ 441,891
   Other comprehensive income,
     net of tax:
   Foreign currency translation
     adjustments                        1,304     1,383     21,110     15,953
                                    --------- ---------  ---------  ---------
   Comprehensive income             $ 291,600 $ 277,602  $ 548,836  $ 457,844
                                    ========= =========  =========  =========

3. Segment and Related Information

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

   Operating profit by segment is the primary basis for the chief operating decision maker of the Company, the Executive Committee, to evaluate the performance of each segment. A summary of operating results by segment for the three and nine months ended September 30, 2003 and 2002 follows:

                                             2003                  2002
                                     -------------------    -------------------
                                               Operating              Operating
                                     Revenue    Profit     Revenue     Profit
                                     --------- ---------   ---------  ---------

   Three Months                                   (in thousands)
   ------------
   McGraw-Hill Education            $1,005,951 $ 297,901   $  995,655  $ 303,861
   Financial Services                  440,525   171,618      382,814    128,493
   Information and Media Services      176,130    19,311      182,461     19,791
   ------------------------------   ---------- ---------   ----------   --------
   Total operating segments          1,622,606   488,830    1,560,930    452,145
   General corporate expense             -       (26,016)      -        (24,651)
   Interest expense                      -        (2,026)      -         (5,965)
   ------------------------------   ---------- ---------  ----------- ----------
   Total Company                    $1,622,606 $ 460,788* $ 1,560,930 $ 421,529*
                                    ========== =========  =========== ==========

    *Income from continuing operations before taxes on income.

                         The McGraw-Hill Companies, Inc.
                         -------------------------------
                   Notes to Consolidated Financial Statements
                   ------------------------------------------


                                            2003                  2002
                                     -------------------    -------------------
                                               Operating              Operating
                                     Revenue    Profit     Revenue     Profit
                                    ---------- ---------    -------------------

   Nine Months                                    (in thousands)
   -----------
   McGraw-Hill Education            $1,844,805 $ 279,516  $  1,854,239 $ 296,093
   Financial Services                1,274,785   488,166     1,148,169   413,519
   Information and Media Services      540,037    56,230       564,337    58,309
   ------------------------------   ---------- ---------  ------------ ---------
   Total operating segments          3,659,627   823,912     3,566,745   767,921
   General corporate expense            -        (69,646)      -        (64,452)
   Interest expense                     -         (7,378)      -        (19,538)
   ------------------------------   ---------- ---------  ----------- ----------
   Total Company                    $3,659,627 $ 746,888* $ 3,566,745 $ 683,931*
                                    ========== =========  =========== ==========

    *Income from continuing operations before taxes on income.

4. Sale of S&P Comstock

   In February 2003, the Company divested S&P ComStock (ComStock), the real-time market data unit of Standard & Poor's. The sale resulted in a $56.8 million after-tax gain (30 cents per diluted share), $87.0 million pre-tax, recorded as part of the discontinued operations reflected on the face of the income statement. ComStock was formerly part of the Financial Services segment. The sale of ComStock to Interactive Data Corporation resulted in $115.0 million in cash acquired, an after-tax cash flow impact of $78.7 million, and a reduction in net assets of $28.0 million, which includes a reduction in net goodwill and intangible assets of $14.3 million. The revenue recorded from ComStock for the three months ended September 30, 2002 was $16.4 million. The revenue recorded from ComStock for the nine months ended September 30, 2003 and September 30, 2002 was $11.1 million and $48.6 million, respectively. Under the agreement with Interactive Data Corporation, the Company's Financial Services segment will continue to feature ComStock market data in a variety of its products and services, and ComStock will continue to serve as a distributor of Standard & Poor's information.

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

                         The McGraw-Hill Companies, Inc.
                         -------------------------------
                   Notes to Consolidated Financial Statements
                   ------------------------------------------


5. Allowances, Inventories and Accumulated Amortization of Prepublication Cost

  The allowance for doubtful  accounts and sales  returns,  the components of inventory  and the  accumulated  amortization  of  prepublication  costs were as follows:
                                         Sept. 30,    Dec. 31,     Sept. 30,
                                            2003        2002          2002
                                         ----------   ----------   ----------
                                                    (in thousands)

   Allowance for doubtful accounts        $109,821      $105,532   $  111,975
                                        ==========    ==========   ==========
   Allowance for sales returns            $149,136      $135,529     $144,520
                                        ==========    ==========   ==========
   Inventories:
   Finished goods                       $  315,815      $314,420     $352,127
   Work-in-process                          15,898        18,128       21,063
   Paper and other materials                22,752        28,209       23,175
                                        ----------    ----------   ----------
   Total inventories                      $354,465      $360,757     $396,365
                                        ==========    ==========   ==========

   Accumulated amortization of
     prepublication costs                 $989,285      $924,867     $898,278
                                        ==========    ==========   ==========

6. Receivables from/Payables to Broker-dealers and Dealer Banks

   A subsidiary of J.J. Kenny Co. acts as an undisclosed agent in the purchase and sale of municipal securities for broker-dealers and dealer banks. The Company had $383.8 million, $238.9 million, and $368.4 million of matched purchase and sale commitments at September 30, 2003, December 31, 2002 and September 30, 2002, respectively. Only those transactions not closed at the settlement date are reflected in the balance sheet as receivables and payables.

7. Long-term Debt

   A summary of long-term debt follows:

                                         Sept. 30,    Dec. 31,     Sept. 30,
                                            2003        2002         2002
                                         ----------  ----------  ----------
                                                    (in thousands)

   Commercial paper supported by
      bank revolving credit agreements     $168,160    $458,480     $621,760
   Other                                        393         443          484
                                         ----------  ----------   ----------
   Total long-term debt                    $168,553    $458,923     $622,244
                                         ==========  ==========   ==========

    The Company's $675 million, 364-day revolving facility agreement, entered into on July 23, 2002 expired on July 22, 2003. On July 22, 2003, the Company replaced this credit facility with a new 364-day credit facility of $575 million that allows it to borrow until July 20, 2004, on which date the facility agreement will terminate and the maturity of such borrowings may

                         The McGraw-Hill Companies, Inc.
                         -------------------------------
                   Notes to Consolidated Financial Statements
                   ------------------------------------------

    not be later than July 20, 2005. The Company continues to pay a facility fee of five basis points on the 364-day facility (whether or not amounts have been borrowed) and borrowings may be made at 15 basis points above LIBOR. The commercial paper borrowings are also supported by a $625 million, 5-year revolving credit facility, which expires August 15, 2005. The Company pays a facility fee of seven basis points on the 5-year credit facility whether or not amounts have been borrowed, and borrowings may be made at 13 basis points above LIBOR. All of the facilities contain certain covenants, and the only financial covenant requires that the Company not exceed indebtedness to cash flow ratio, as defined, of 4 to 1 at any time. This restriction has never been exceeded. At September 30, 2003 there were no borrowings under any of the facilities. Eighty percent or $168.2 million of the commercial paper borrowings outstanding are classified as long-term.

8. Capital Structure

   In the third quarter of 2002 the Company redeemed all of the outstanding shares of $1.20 convertible preference stock. The redemption price of $40.00 per share, as provided by the terms of the preference stock, became payable to holders, who did not otherwise convert their shares into the Company's common stock, on September 1, 2002. Most holders elected conversion prior to redemption. None of the convertible preference shares provided a beneficial conversion feature at the time they were originally issued. The number of common shares reserved for issuance for employee stock plan awards and under the Director Deferred Stock Ownership Plan were as follows:

                                         Sept. 30,    Dec. 31,     Sept. 30,
                                            2003        2002        2002
                                         ----------  ----------   ----------
                                                    (in thousands)
   Stock based awards                        27,002      28,647       28,945
                                         ==========  ==========   ==========

9. Cash Dividends

   Cash dividends per share declared during the three and nine months ended September 30, 2003 and 2002 were as follows:

                                   Three Months          Nine Months
                                   ------------          -----------
                                   2003      2002       2003       2002
                                   ----      ----       ----       ----
   Common stock                    $0.27   $0.255       $0.81     $0.765
   Preference stock                  -     $0.200         -       $0.800

                         The McGraw-Hill Companies, Inc.
                         -------------------------------
                   Notes to Consolidated Financial Statements
                   ------------------------------------------


10.Common Shares Outstanding

   A  reconciliation  of the  number  of  shares  used for  calculating  basic earnings  per common  share and diluted  earnings  per common share for the three and nine months ended September 30, 2003 and 2002 follows:
                                          Three Months        Nine Months
                                          2003     2002      2003     2002
                                         ------- -------   -------   -------
                                                   (in thousands)

  Average number of common shares
     outstanding                        190,524  193,030   190,447   192,993
   Effect of stock options and other
     dilutive securities                  1,531    1,431     1,341     1,765
                                        -------  -------   -------   -------
   Average number of common shares
     outstanding including effect of
     dilutive securities                192,055  194,461   191,788   194,758
                                         ======= =======   =======   =======

   Restricted performance shares outstanding at September 30, 2003 and 2002 of 751,000 and 474,000 were not included in the computation of diluted earnings per common shares because the necessary vesting conditions have not yet been met.

11.Other Intangible Assets

   Intangible assets subject to amortization were as follows:

                                      Sept. 30,      Dec. 31,     Sept. 30,
                                         2003          2002          2002
                                      ----------    ----------    ----------
                                                  (in thousands)

   Copyrights                           $472,538      $475,054      $536,470
   Accumulated amortization             (218,080)     (202,811)     (205,435)
                                      ----------    ----------    ----------
      Net copyrights                     254,458       272,243       331,035
                                      ----------    ----------    ----------

   Other intangibles                     308,200       308,179       283,950
   Accumulated amortization             (123,152)     (107,666)      (95,254)
                                      ----------    ----------    ----------
   Net other intangibles                 185,048       200,513       188,696
                                      ----------    ----------    ----------
      Total                             $439,506      $472,756      $519,731
                                      ==========    ==========    ==========

   The  following   table   summarizes   other   intangibles  not  subject  to
   amortization: (in thousands)

                                      Sept. 30,      Dec. 31,     Sept. 30,
                                         2003          2002          2002
                                      ----------    ----------    ----------
   FCC Licenses                         $ 38,065      $ 38,065      $ 38,065
                                      ==========    ==========    ==========

                         The McGraw-Hill Companies, Inc.
                         -------------------------------
                   Notes to Consolidated Financial Statements
                   ------------------------------------------


12.Recently Issued Accounting Standards

   In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51." The Interpretation introduces a new consolidation model, the variable interests model, based on potential variability in gains and losses of the entity being evaluated for consolidation. It provides guidance for determining whether an entity lacks sufficient equity or the entity's equity holders lack adequate decision-making ability. These entities, variable interest entities (VIE), are evaluated for consolidation based on their variable interests. Variable interests are contractual, ownership or other interests in an entity that expose their holders to the risks and rewards of the VIE. On October 8, 2003, the FASB agreed to defer the effective date so that a public company would not need to apply the provisions of the interpretation to VIE interests acquired before February 1, 2003, until the end of the first interim or annual period ending after December 15, 2003. Management does not believe that this will have a material impact on the Company's financial statements.

   In November 2002, the Emerging Issues Task Force (EITF) reached consensus on EITF 00-21, "Accounting for Revenue Relationships with Multiple Deliverables." This pronouncement addresses how to account for multiple-element revenue arrangements and focuses on when a revenue arrangement should be separated into components or deliverables, or alternatively, when smaller deliverables or elements should be combined for purposes of recognizing revenue. The final consensus is applicable to agreements entered into for fiscal periods beginning after June 15, 2003 with early adoption permitted. Management reviewed its revenue recognition practices with respect to multiple deliverables, and has determined that EITF No. 00-21 did not have any material impact to the Company's current revenue recognition practices and did not have any material impact on the consolidated financial statements.

   At its September 9, 2003 meeting, The Accounting Standards Executive Committee (AcSEC) voted to approve the Statement of Position (SOP), "Accounting for Certain Costs and Activities Related to Property, Plant, and Equipment". The SOP would provide guidance for certain costs and activities relating to property, plant, and equipment (PP&E). The proposal addresses which costs related to PP&E assets should be capitalized as improvements and which costs should be charged to expense as repairs and maintenance and uses a project stage or timeline framework with PP&E assets accounted for at a component level. Under the SOP, enterprises would also be required to select an accounting policy for post-adoption acquisition of assets that can differ from the componentization policy for pre-adoption assets. AcSEC also concluded that companies be required to disclose meaningful ranges with respect to PP&E depreciable lives. The final SOP will require companies to segregate PP&E depreciable life disclosures into ranges, similar to the concept used by companies when disclosing ranges of outstanding stock option exercise prices.

   The SOP is expected to be presented for FASB clearance late in the fourth quarter and would be applicable for fiscal years beginning after December 15, 2004. Management is currently evaluating the impact of this pronouncement.

Item 2.  Management's Discussion and Analysis of Financial Condition and
------  ---------------------------------------------------------------
                              Results of Operations
                              ---------------------

Results of Operations - Comparing Three Months Ended September 30, 2003 and
---------------------------------------------------------------------------
2002
----

Consolidated Review
-------------------

The Segment Review that follows is incorporated herein by reference.

Operating revenue for the third quarter increased by 4.0% to $1.6 billion, as compared to the prior year's third quarter. The revenue increase is primarily attributable to growth in the Financial Services segment. Favorable foreign exchange rates with respect to the Corporation's non-U.S. businesses contributed to the growth in operating revenue and income from continuing operations. Product revenue increased by $25.1 million as compared to the prior year's third quarter, primarily due to an increase in revenue at McGraw-Hill Education. The quarter reflects the seasonal nature of the Company's educational publishing operations, with the first quarter the least significant and the third quarter the most significant. Service revenue increased to $586.8 million, an increase of 6.7%, as compared to the prior year's third quarter, due primarily to the growth in Financial Services. In September 2002, the Financial Services segment divested MMS International, which resulted in a pre-tax loss of $14.5 million and an after-tax benefit of $2.0 million in 2002. The variance between the pre-tax loss on the sale of MMS International and the after-tax benefit is the result of previous book write-downs and the inability of the Company to take a tax benefit for the write-downs until the unit was sold. MMS International revenue had a negligible impact on consolidated revenue and operating profit for the third quarter.

Other income increased to $16.0 million from ($0.5) million in the third quarter of 2002. This increase is primarily due to the pre-tax loss of $14.5 million on the disposition of MMS International which is included in the prior year.

Income from continuing operations increased $15.7 million to $290.3 million over 2002 third quarter results. Income from continuing operations in the prior year includes an after-tax benefit of $2.0 million on the sale of MMS International. Excluded from the results of continuing operations is ComStock, which was disposed of in February 2003. ComStock was formerly part of the Financial Services segment.

Net income for the quarter increased $14.1 million over the comparable quarter in the prior year. Diluted earnings per share for the quarter were $1.51 versus $1.42 in the prior year.

Total expenses in the third quarter of 2003 increased only 3.8% due to cost containment activities. Operating expenses include the amortization of prepublication costs of $129.7 million for the third quarter 2003. Amortization of prepublication costs increased by $0.9 million as compared with the third quarter of 2002. Product operating expenses decreased slightly due to cost containment activities at McGraw-Hill Education. Service operating expenses increased 3.3% due to growth in the Financial Services segment. Selling and general product expenses increased $11.2 million because of technology spending. Selling and general service expenses increased $27.1 million from the prior year third quarter, primarily from the growth of the Financial Services segment. The decline in stock market performance for the last three years has negatively impacted the return on the Company's pension assets. Additionally, the Company has changed its investment return and discount rate assumptions for the Company's U.S. retirement plans effective January 1, 2003 resulting in a decline in net pension income for the third quarter 2003 as compared with 2002. For 2003, combined printing, paper and distribution costs on product-related manufacturing items are expected to decrease modestly.

Interest expense decreased 66.0% to $2.0 million from $6.0 million in the third quarter of 2002. The primary reasons for the decrease are the reduced average debt outstanding and the reduction in the average interest rate for the third quarter of 2003 as compared to the same period in 2002. Average commercial paper levels decreased from $973.5 million for the third quarter of 2002 to $380.5 million for the third quarter of 2003. The average interest rate on commercial paper borrowings decreased from 1.9% in 2002 to 1.1% in 2003. Lower average debt levels accounted for $2.8 million of the decrease and lower average interest rates for $0.8 million. Interest income on higher foreign cash levels represented most of the remaining reduction in interest expense.

The provision for taxes as a percent of income before taxes is 37.0%, compared to 34.9% in the prior year. This increase is attributable to the prior year benefiting from the incremental tax benefit from the divestiture of MMS International.

Segment Review
--------------

McGraw-Hill Education

McGraw-Hill Education's revenue was up 1.0% and operating profit declined 2.0%, as compared with the third quarter of 2002. The results reflect state and local budget shortfalls. The segment's performance also reflects the seasonal nature of the business, with the first quarter being less significant and the third quarter the most significant.

Expenditures related to the Global Transformation Project for the third quarter of 2003 and 2002 were $8.9 million and $8.2 million, respectively. The Global Transformation Project will support the segment's global growth objectives, provide technological enhancements that support the infrastructure of management information and customer-centric services, enable process and production improvements throughout the organization, and position McGraw-Hill Education to support the advancement of digital products as an emerging growth opportunity.

The McGraw-Hill School Education Group's revenue increased modestly to $574.4 million as compared to the third quarter of 2002. Some cancellations and delays in ordering due to state budget pressures created by falling tax receipts curbed opportunities for growth in the third quarter, especially in open territories. However, increased sales of alternative basal and supplemental educational products, such as Everyday Mathematics and Open Court Reading, enabled the group to produce a modest gain in revenue despite capturing only 7% of the elementary Texas social studies adoption. Softening sales of children's supplemental educational materials through dealer and direct-to-teacher channels and a decline in older copyright supplemental products, also served to offset the gains from alternative basal and supplemental educational products.

The School Education Group's major adoption opportunity was Texas. Due to a strong showing in the secondary market, the McGraw-Hill School Education Group took approximately a 28% share of the kindergarten through twelfth grade Texas social studies adoption despite a lower than expected performance in the kindergarten through sixth grade social studies adoption. Developmental Learning Materials performed well in the Texas pre-kindergarten adoption. New York City adopted Everyday Mathematics and Impact Mathematics which contributed positively to the School Education Group's open territory sales. Custom contract testing grew in the third quarter, and the School Education Group continues to invest in testing technology. Higher custom contract revenue was driven by the California, Kentucky, Connecticut, New York State and Colorado programs.

McGraw-Hill Higher Education, Professional and International Group's revenue increased by 1.8% to $431.5 million for the third quarter of 2003. The results reflect the growth in Humanities, Social Sciences and Languages, and the Science, Engineering, and Math imprints domestically. The higher education market will continue to be driven by increases in enrollment, but it will be tempered by state cutbacks resulting in a reduction in the number of courses on state campuses. Key titles contributing to the third quarter performance include:

        o  Lucas, The Art of Public Speaking, 8/e
        o  Shier, Hole's Human Anatomy & Physiology, 10/e
        o  Mader, Biology, 8/e
        o  Saladin, Anatomy and Physiology, 3/e
        o  Silberberg, Chemistry: The Molecular Nature of Matter And Change, 3/e
        o  Libby, Financial Accounting, 4/e
        o  Santrock, Life-Span Development, 9/e
        o  Insel, Core Concepts in Health UPD, 9/e
        o  Garrison, Managerial Accounting, 10/e
        o  Brinkley, American History: A Survey, 11/e

Despite demand for trade titles, professional product weakness continued in the computer and technology imprints reflecting continued weakness in the global technology sector. In 2002, the Group benefited from the release of The McGraw-Hill Encyclopedia of Science and Technology, 9/e.

Favorable foreign exchange rates contributed $5.2 million of the quarter's revenue growth and favorably impacted operating profit growth by $2.5 million.

Financial Services

Financial Services' revenue increased 15.1% to $440.5 million and operating profit increased 33.6% to $171.6 million over 2002 third quarter results. In February 2003, ComStock was disposed of and this divestiture is reflected as a discontinued operation. In September 2002, the Financial Services segment divested MMS International, which resulted in a pre-tax loss of $14.5 million and an after-tax benefit of $2.0 million in 2002. The variance between the pre-tax loss on the sale of MMS International and the after-tax benefit is the result of previous book write-downs and the inability of the Company to take a tax benefit for the write-downs until the unit was sold. MMS International accounted for a 2.0% decrease in revenue and a negligible decrease in operating profit for the third quarter of 2003 as compared to the third quarter of 2002. Favorable foreign exchange rates contributed $8.1 million and $5.6 million, to revenue and operating profit growth for the third quarter.

The Financial Services segment increased revenue and operating profit due primarily to the performance of corporate finance and structured finance ratings, which represented approximately 78.5% of the growth in revenue. Total U.S. structured finance new issue dollar volume for the third quarter of 2003 increased 44.2%, driven primarily by residential mortgage-backed securities issuance, which grew 53.7%, according to Harrison Scott Publications. Overall, new issue dollar volume in the U.S. market was up 27.7% in the third quarter, according to Securities Data and Harrison Scott Publications. U.S. new issue dollar volume for corporates for the third quarter of 2003 increased 38.8% while public finance declined 12.7%. The momentum in the U.S. high yield issuance also continued with an increase of over 600% in the quarter according to Securities Data. European new issue dollar volume rose 107.4% according to Securities Data and Harrison Scott Publications. Low interest rates, narrowing spreads and an improving economic environment resulted in the continued growth in issuance, which led to positive U.S. ratings product results. Despite rising mortgage rates, these conditions should continue to drive positive issuance growth for the remainder of the year. Bank loan ratings, counterparty credit ratings and global infrastructure ratings experienced higher growth rates than traditional ratings products. Conditions in the financial services marketplace continued to show improvement although demand for retail information & brokerage products remains weak. However, index-related products and services continue to experience robust growth. Fund information and company-specific data sales performed well. Revenue related to the Standard and Poor's indices increased as assets under management for Exchange Traded Funds rose to $66.6 billion at September 30, 2003 from $49.1 billion at September 30, 2002. Assets under management at December 31, 2002 were $63.2 billion. While the number of total merger and acquisition deals increased 14.4% according to the Bloomberg Mergers and Acquisitions Database as of September 30, 2003, the dollar volume of deals declined 24.5%. The reduced size of deals negatively impacted the sale of valuations.

Information and Media Services

Information and Media Services' revenue decreased $6.3 million, or 3.5%, to $176.1 million from 2002 third quarter results. Operating profit decreased $0.5 million, or 2.4%, to $19.3 million from 2002 third quarter results. Revenue declined at the Business-to-Business Group by 2.8% and at Broadcasting by 7.5%. Both groups were negatively impacted by the continued soft business-to-business advertising market.

At BusinessWeek, advertising pages in the North American edition in the third quarter were down by 13.3% according to the Publishers Information Bureau, with one less issue published than in 2002 third quarter, but with the same number of issues for revenue recognition purposes. Weakness was also experienced in BusinessWeek's other editions, with the exception of the Asia editions.

Softness continued in the Aviation sector, resulting in a decrease in advertising pages. Also, the Farnborough Air Show occurred in the third quarter of 2002 with no comparable event in 2003. U.S. power markets remained weak.

Sales to building product manufacturers increased on higher Sweet's web and CD product delivery. Sales to construction contractors and service providers declined due to the weak commercial construction contractor sector. The shutdown of Dodge Scan in the latter part of 2002 also contributed to the decline. Competitive pressure and the weak economy have negatively affected advertising page yields in the construction publications. The Healthcare sector saw decreased pages and page yields. All groups in the Business-to-Business group contained costs.

At Broadcasting, for the third quarter, the weak ratings position of the ABC network and the general economic malaise, negatively impacted the performance of the stations. The services and consumer products categories in advertising contributed to growth while political, retailing, automotive and leisure time categories remained weak.

Nine Months
-----------
Consolidated Review
-------------------

The Segment Review that follows is incorporated herein by reference.

For the first nine months of the year, operating revenue increased 2.6%, or $92.9 million to $3.7 billion, as compared to the nine month period ended September 30, 2002. The revenue increase is primarily attributable to growth in the Financial Services segment. Favorable foreign exchange rates contributed to the growth in operating revenue and income from continuing operations. Product revenue increased 0.7% to $1.9 billion as compared to the prior year's first nine months due primarily to increased circulation revenue from Information and Media Services. Service revenue increased to $1.7 billion, an increase of 4.9%, as compared to the prior year's first nine months. The growth in service revenue is primarily attributable to the growth in the Financial Services segment. In September 2002, the Financial Services segment divested MMS International, which had a negligible effect on current period results.

Other income increased $16.7 million to $32.7 million for the nine months ended September 30, 2003 as compared with the same period in 2002. In 2002, other income includes a $14.5 million pre-tax loss on the disposition of MMS International. There was no similar transaction in 2003.

Income from continuing operations increased $32.0 million to $470.5 million over 2002 nine months results. Excluded from the results of continuing operations is ComStock, which was disposed of in February 2003. ComStock was formerly part of the Financial Services segment. The disposition contributed $87.5 million pre-tax and $57.2 million after-tax or 30 cents per diluted share. Net income for the period increased $85.8 million over the comparable nine months in the prior year. Diluted earnings per share for the nine month period were $2.75 versus $2.27 in the prior year.

Total expenses in the first nine months of 2003 increased only 2.0% due to cost containment activities. Operating expenses include the amortization of prepublication costs of $230.7 million for the nine month period in 2003. Amortization of prepublication costs decreased by $2.8 million as compared with the first nine months period of 2002. Product operating expenses declined 1.1% as compared with the prior year nine month period due primarily to cost containment initiatives. Service operating expenses increased only slightly primarily due to cost containment efforts at Information and Media Services. Selling and general product expenses increased 2.9% because of technology spending. Selling and general service expenses increased 10.1% primarily from the growth of the Financial Services segment. The decline in stock market performance for the last three years has negatively impacted the return on the Company's pension assets. Additionally, the Company has changed its investment return and discount rate assumptions for the Company's U.S. retirement plans effective January 1, 2003 resulting in a decline in net pension income for the first nine months of 2003 as compared with the prior year. For 2003, combined printing paper and distribution prices on product-related manufacturing items are expected to decrease modestly.

Interest expense decreased 62.2% to $7.4 million from $19.5 million reported in the first nine months of 2002. The primary reasons for the decrease are the reduced average debt outstanding and the reduction in the average interest rate for the first nine month period in 2003 as compared to the same period in 2002. Average commercial paper levels decreased from $1.0 billion for the first nine months of 2002 to $490.9 million in 2003. The average interest rate on commercial paper borrowings decreased from 1.9% in 2002 to 1.2% in 2003. Lower average debt levels accounted for $7.8 million of the decrease and lower average interest rates for $2.6 million. Interest on higher foreign cash levels represented most of the remaining reduction in interest expense.

The provision for taxes as a percent of income before taxes is 37.0%, for the first nine months of 2003 compared to 35.9% in the same period in 2002. The change in the effective tax rate is primarily the result of the additional tax benefit from the MMS International divestiture in 2002.

Segment Review
--------------

McGraw-Hill Education

McGraw-Hill Education's revenue and operating profit declined $9.4 million and $16.6 million, respectively, as compared with the first nine months of 2002. The results reflect the weak economic conditions impacting the School Education Group. Some cancellations and delays in ordering due to state budget pressures created by falling tax receipts curbed opportunities, especially in open territories. Nonetheless there were several notable successes including a strong performance in the Texas middle and high school social studies adoption, a large open territory adoption for elementary and middle school math programs in New York City and growth in testing. These gains were offset by aging supplemental lines and a disappointing performance in elementary social studies in Texas. The segment's performance also reflects the seasonal nature of its business, with the first half being less significant.

Expenditures related to the Global Transformation Project for the nine months ended September 30, 2003 and 2002 were $30.2 million and $44.1 million, respectively.

The McGraw-Hill School Education Group's revenue declined 1.7% to $1.1 billion. Economic conditions negatively impacted adoption and open territory opportunities early in the year. Increased sales of alternative basal and supplemental educational products, such as Everyday Mathematics and Open Court Reading, were offset by certain aging supplemental lines. Sales of children's supplemental educational materials through the educational dealer and trade markets have been affected by decreased traffic in retail and specialty stores, as consumers react to a struggling economy and an uncertain economic future by reducing purchases. In addition, prior year first nine months sales included coloring and activity books and magazines, product lines which were discontinued in the latter part of 2001 with residual sales winding down in the latter part of 2002. The School Education Group's major adoption opportunity was in Texas. The McGraw-Hill School Education Group took a 28% share of the kindergarten through twelfth grade Texas social studies adoption owing to a strong showing in the secondary market which effectively offset a lower than expected performance in the kindergarten through sixth grade social studies adoption. Developmental Learning Materials performed well in the Texas pre-kindergarten adoption. New York City adopted Everyday Mathematics and Impact Mathematics which contributed positively to the School Education Group's open territory sales. Custom contract testing increased in the first nine months, and the School Education Group continues to invest in testing technology. Higher custom contract revenue was driven by the Colorado, California, Missouri, West Virginia and Indiana programs.

McGraw-Hill Higher Education, Professional and International Group's revenue increased by $8.9 million to $756.3 million for the first nine months of 2003. The results reflect the growth in the sales of higher education titles both domestically and internationally, and, in contrast, continued weakness in certain professional titles. Growth in the higher education market will be driven by continued enrollment increases but will be tempered by the state cutbacks resulting in a reduction in the number of courses on state campuses. The sales of Humanities, Social Sciences and Languages, and Science, Engineering and Mathematics imprints increased in the period. Key titles contributing to year-to-date sales increases include:

        o  Lucas, The Art of Public Speaking, 8/e
        o  Shier, Hole's Human Anatomy & Physiology, 10/e
        o  Saladin, Anatomy and Physiology, 3/e
        o  Mader, Biology, 8/e
        o  Silberberg, Chemistry: The Molecular Nature of Matter And Change, 3/e
        o  Libby, Financial Accounting, 4/e
        o  Garrison, Managerial Accounting, 10/e
        o  Santrock, Life-Span Development, 9/e
        o  Brinkley, American History: A Survey, 11/e
        o  Shier, Hole's Essentials of Human A&P, 8/e

Professional products declined as the computer and technology imprints still experienced softness due specifically to continued weakness in the global technology sector.

Foreign exchange rates favorably impacted revenue and operating profit growth by $8.4 million and $5.9 million, respectively.

Financial Services

Financial Services' revenue increased 11.0% to $1.3 billion and operating profit increased 18.1% to $488.2 million over 2002 nine months results. In February 2003, ComStock was disposed of and this divestiture is reflected as a discontinued operation. In September 2002, the Financial Services segment divested MMS International, which resulted in a pre-tax loss of $14.5 million and an after-tax benefit of $2.0 million in 2002. MMS International accounted for a 2.5% decrease in revenue and a negligible decrease in operating profit for the nine months ended September 30, 2003 as compared to the same period of 2002. Favorable foreign exchange rates contributed $26.4 million and $7.5 million, respectively, to revenue and operating profit growth for the nine month period.

The Financial Services segment's increased revenue and operating profit were due primarily to the performance of structured finance ratings, which represented approximately 50.1% of the growth in revenue. Total U.S. structured finance new issue dollar volume for the first nine months of 2003 increased 33.1%, driven by residential mortgage-backed securities issuance, which grew 50.4%, according to Harrison Scott Publications. New issue dollar volume in the U.S. market overall was up 20.3% in the first nine month period, according to Securities Data and Harrison Scott Publications. U.S. new issue dollar volume for corporates for the first nine months of 2003 increased 13.2% while public finance grew 9.4%. European new issue dollar volume rose 53.8% according to Securities Data and Harrison Scott Publications. The return of investor confidence, improving credit quality and low interest rates, especially mortgage rates, generated the positive growth in U.S. issuance volumes. Bank loan ratings, counterparty credit ratings, and global infrastructure ratings all experienced higher growth rates than traditional ratings products. The overall financial services industry, which experienced adverse market conditions and profit pressures during most of the first half of 2003, is now showing modest improvement. Fund ratings, index related products and services as well as company specific information products continue to experience robust growth, despite the general decline in demand for information products, especially those related to the retail brokerage sector. Revenue related to the Standard & Poor's indices increased as assets under management for Exchange Traded Funds rose to $66.6 billion at September 30, 2003 from $49.1 billion at September 30, 2002. Assets under management at December 31, 2002 were $63.2 billion. Although valuations were negatively impacted by the minimal merger and acquisition activity, revenue increased from the sale of non-valuation services, such as litigation support and real estate services. According to Bloomberg Mergers and Acquisitions Database as of September 2003, the dollar volume of announced deals involving a U.S. company declined 13.3%, and the number of deals increased 4.0%, as compared to the first nine months of 2002.

Information and Media Services

Information and Media Services' revenue decreased $24.3 million, or 4.3%, for the first nine months of 2003 as compared to the first nine months of 2002. Operating profit decreased $2.1 million, or 3.6%, to $56.2 million for the comparable period. Revenue declined at the Business-to-Business Group by 4.5% and at Broadcasting by 3.1%. Both groups were negatively impacted by the continued soft advertising market.

At BusinessWeek, advertising pages in the North American edition for the first nine months were down 10.2% in 2003 according to the Publishers Information Bureau. Weakness was experienced in the North American and International editions related to international advertisers, particularly European advertisers. The lack of targeted BusinessWeek demographic editions, which were discontinued in the third quarter of the prior year, negatively impacted the sales of the Business-to-Business Group. U.S. power markets were negatively impacted by the fallout from ENRON and remained weak. The softness in the Aviation industry has resulted in decreased advertising pages, but increased page yields. The Singapore Air Show which occurred in the first quarter of 2002 did not occur in 2003, while the Paris Air Show occurred in the second quarter of 2003 and did not occur in 2002. Due to geopolitical tensions, the Paris Air Show was a much smaller show than previous Paris events. Additionally, the Farnborough Air Show occurred in the third quarter of 2002 with no comparable event in 2003.

Sales to building product manufacturers increased on favorable Sweet's web & CD product delivery, while sales to construction contractors and service providers declined due to the weak commercial contractor sector. The discontinuation of Dodge SCAN in the latter part of 2002 also created a negative revenue comparison but improved margins. Competitive pressure and the weak economy have negatively affected page yields for the construction publications.

At Broadcasting, for the first nine months of 2003, the airing of the Super Bowl during the first quarter of 2003 contributed positively to performance, but could not offset the lack of political advertising. The weak ratings position of the ABC network, preemptions caused by war coverage and the general economic malaise negatively impacted the performance of the stations. The services and consumer products categories of advertisers contributed to growth while the retailing, automotive and leisure time categories remained weak.

Liquidity and Capital Resources
-------------------------------

The Company continues to maintain a strong financial position. Cash flow from operations of $819.9 million increased by $93.3 million in 2003 compared with $726.6 million for the period ended September 30, 2002. The increase in cash provided by operating activities primarily relates to the change in accrued expenses related to discontinued operations and educational spending, and increases in taxes payable. Unearned revenue increased as a result of the growth in the Financial Services segment's ratings products. Matched Broker-dealer receivables and payables increased which resulted in offsetting increases in other current assets and other current liabilities. Included in other current liabilities at September 30, 2002 is the offset of current assets to previously established reserves for the final closedown of the former Continuing Educational Center, resulting in no cash or income statement impact. Total debt decreased by $363.4 million since year-end reflecting the results of operations and the impact of dispositions, somewhat offset by increased share repurchases and dividends. The Company's strong presence in the school and higher education markets significantly impacts the seasonality of its earnings and borrowing patterns during the year.

Commercial paper borrowings at September 30, 2003 totaled $210.2 million, a decrease of $362.9 million from December 31, 2002. The Company's $675 million, 364-day revolving facility agreement, entered into on July 23, 2002 expired on July 22, 2003. On July 22, 2003, the Company replaced this credit facility with a new 364-day credit facility of $575 million that allows it to borrow until July 20, 2004, on which date the facility agreement will terminate and the maturity of such borrowings may not be later than July 20, 2005. The Company continues to pay a facility fee of five basis points on the 364-day facility (whether or not amounts have been borrowed) and borrowings may be made at 15 basis points above LIBOR. The commercial paper borrowings are also supported by a $625 million, 5-year revolving credit facility, which expires August 15, 2005. The Company pays a facility fee of seven basis points on the 5-year credit facility whether or not amounts have been borrowed, and borrowings may be made at 13 basis points above LIBOR. All of the facilities contain certain covenants, and the only financial covenant requires that the Company not exceed indebtedness to cash flow ratio, as defined, of 4 to 1 at any time. This restriction has never been exceeded. The Company also has the capacity to issue Extendible Commercial Notes (ECN's) of $240 million. ECNs replicate commercial paper, except that the Company has an option to extend the note beyond its initial redemption date to a maximum final maturity of 390 days. However, if exercised, such an extension is at a higher reset rate, which is at a predetermined spread over LIBOR, and is related to the Company's commercial paper rating at the time of the extension. As a result of the extension option, no back up facilities for these borrowings are required. Like commercial paper ECNs have no financial covenants. At September 30, 2003 there were no borrowings under any of the facilities. Eighty percent or $168.2 million of the commercial paper borrowings outstanding are classified as long-term.

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

Gross accounts receivable of $1.4 billion increased $164.4 million from the end of 2002 primarily from the seasonality of the educational publishing business. Inventory decreased $6.3 million from the end of 2002 to $354.5 million as the Company improves its inventory management.

Additions to technology projects were $20.0 million in the first nine months of 2003 versus $47.5 million for the same period in 2002. Additions to technology projects for 2003 are expected to approximate $60 million to $65 million.

Net prepublication costs decreased $94.8 million from the end of 2002 to $440.0 million, due to cost management and delayed spending. Prepublication cost spending is expected to decrease over the remainder of the year totaling an estimated $225.0 million for the full year. Prepublication cost spending in the first nine months of 2003 totaled $140.3 million which was $42.3 million less than the spending for the same period of 2002.

Purchases of property and equipment were $62.0 million, $26.8 million higher than the first nine months of the prior year. Spending is expected to be higher than the comparative prior year period for the remainder of the year due to the Canary Wharf real estate project in London, England.

The Board of Directors approved a 5.9% increase in the quarterly common stock dividend to 27.0 cents per share in January 2003. In 1999, the Board of Directors authorized a stock repurchase program of up to 15 million shares. The repurchased shares may be used for general corporate purposes, including the issuance of shares in connection with the exercise of employee stock options. Purchases under this program may be made from time to time on the open market and in private transactions depending on market conditions. Approximately 14.3 million shares have been repurchased under this program through September 30, 2003. During 2003, a total of 1.6 million shares were repurchased at an average price of $53.57 per share. On January 29, 2003 the Board of Directors approved a new stock repurchase program authorizing the purchase of up to 15 million additional shares. In addition, there remains available 0.7 million shares under the original stock repurchase program.

Critical Accounting Policies
----------------------------

The Company's discussion and analysis of its financial condition and results of operations is based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

On an ongoing basis, the Company evaluates its estimates and assumptions, including those related to revenue recognition, allowance for doubtful accounts, valuation of inventories, prepublication costs, valuation of long-lived assets, goodwill and other intangible assets, and pension plan assumptions. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that can not readily be determined from other sources. There can be no assurance that actual results will not differ from those estimates.

Retirement Plans and Postretirement Healthcare and Other Benefits

The Company's pension plans and postretirement benefit plans are accounted for using actuarial valuations required by SFAS No. 87, "Employers' Accounting for Pensions", and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions".

The Company's employee pension and other post-retirement benefit costs and obligations are dependent on assumptions concerning the outcome of future events and circumstances, including compensation increases, long-term return on pension plan assets, health care cost trends, discount rates and other factors. In determining such assumptions, the Company consults with outside actuaries and other advisors where deemed appropriate. In accordance with relevant accounting standards, if actual results differ from the Company's assumptions, such differences are deferred and amortized over the estimated future working life of the plan participants. While the Company believes that the assumptions used in these calculations are reasonable, differences in actual experience or changes in assumptions could affect the expenses and liabilities related to the Company's pension and other post-retirement benefits.

Following is a discussion of some significant assumptions that the Company makes in determining costs and obligations for pension and other post-retirement benefits:

        o Discount rate assumptions are based on current yields on high grade corporate long-term bonds.

        o Salary growth assumptions are based on the Company's long-term actual experience and future outlook.

        o Health care cost trend assumptions are based on historical market data,the near-term outlook and an assessment of likely long-term trends.

        o Long-term return on pension plan assets is based on a calculated market-related value of assets, which recognizes changes in market value over five years.

In 2003, for the purpose of determining net periodic pension expense, the Company uses a return on plan assets assumption of 8.75%. The 2003 return assumption was reduced from 9.5% on January 1, 2003, to reflect lower expected returns on investments due to market weakness. Additionally, effective January 1, 2003, the Company changed its discount rate assumption on its retirement plans to 6.75% from 7.25% utilized in 2002.

Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in the Company's annual report on Form 10-K for the year ended December 31, 2002, includes descriptions of some of the judgments that the Company makes in applying its accounting policies in these areas. Since the date of the annual report on Form 10-K, there have been no material changes to the Company's critical accounting policies.

Market Risk
-----------

The Company has operations in various foreign countries. The functional currency is the local currency for all locations, except in the McGraw-Hill Education segment where operations that are extensions of the parent have the U.S. dollar as the functional currency. For hyperinflationary economies, such as Venezuela, the functional currency is the U.S. dollar. In the normal course of business, these operations are exposed to fluctuations in currency values. The Company does not generally enter into derivative financial instruments in the normal course of business, nor are such instruments used for speculative purposes. The Company has naturally hedged positions in most countries with a local currency perspective and asset and liability offsets. The gross amount of the Company's foreign exchange positions is $183.3 million, and management has estimated using a value at risk analysis with 90% certainty that based on the historical volatilities of the portfolio that the foreign exchange gains and losses will not exceed $21.4 million on an undiversified value at risk basis over the next year. The Company's interest expense is sensitive to changes in the general level of U.S. interest rates. Based on average debt outstanding over the past nine months, the following is the projected impact on interest expense on current operations:

------------------------------------------------------------------------------
Percent change in interest rates              Projected impact on operations
(+/-)                                           (millions)
------------------------------------------------------------------------------
                  1%                                    $4.9
------------------------------------------------------------------------------

Recently Issued Accounting Standards
------------------------------------

See note 12 to our consolidated financial statements for disclosure of the impact that recently issued accounting standards will have on our financial statements.

"Safe Harbor" Statement Under the Private Securities Litigation Reform Act
---------------------------------------------------------------------------
of 1995
-------

The foregoing sections, as well as other portions of this document, includes certain forward-looking statements about the Company's business, new products, sales, expenses, cash flows, spending, and operating and capital requirements. Such forward-looking statements include, but are not limited to: Educational Publishing's level of success in 2003 adoptions and open territory sales; the level of educational funding; the strength of higher education, professional and international publishing markets; the level of interest rates and debt issuance and the strength of profit levels and the capital markets in the U.S. and abroad with respect to Standard & Poor's; the strength of the domestic and international advertising markets; Broadcasting's level of advertising; and the level of future cash flow, debt levels, product related manufacturing expenses, pension income, capital, technology and other expenditures and prepublication cost investment.

Actual results may differ materially from those in any forward-looking statements because any such statements involve risks and uncertainties and are subject to change based upon various important factors, including, but not limited to, worldwide economic, financial and political conditions, currency and foreign exchange volatility, the health of capital and equity markets, including future interest rate changes, the level of funding in the education market (both domestically and internationally), the pace of recovery of the economies and in advertising, the successful marketing of new products, and the effect of competitive products and pricing.

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

Item 4.     Controls and Procedures
------      -----------------------
As of September 30, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2003. There have been no changes in the Company's internal controls over financial reporting during the most recent quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Item 6.     Exhibits and Reports on Form 8-K                   Page Number
------      --------------------------------                   -----------
            (a)Exhibits

           (10) 364-Day Credit Agreement dated as of July 22, 2003 among the Registrant, the lenders listed therein, and JP Morgan Chase Bank, as administrative agent, incorporated by reference from the Registrant's Form 8-K dated July 24, 2003.

           (12) Computation of Ratio of Earnings to Fixed
                Charges                                            28

           (15) Letter on Unaudited Interim Financial
                Information                                        29

         (31.1) Quarterly Certification  of  the  Chief
                Executive Officer pursuant to Section 302
                of the Sarbanes-Oxley Act of 2002.               30-31

         (31.2) Quarterly Certification  of  the  Chief
                Financial Officer pursuant to Section 302
                of the Sarbanes-Oxley Act of 2002.               32-33

           (32) Quarterly Certification of the Chief
                Executive Officer and the Chief Financial
                Officer pursuant to Section 906 of the
                Sarbanes-Oxley Act of 2002.                       34

            (b) Reports  on Form 8-K.  A Form 8-K was  filed on,
                and  dated, (i) July 24, 2003 with respect to
                Item 5 of said Form and ii) July 29, 2003 with respect to Item 9 (and furnished pursuant to Item 12) of said Form.

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


                                          THE MCGRAW-HILL COMPANIES, INC.
                                          -------------------------------





Date:  October 31, 2003                   By
                                            ------------/s/---------------
                                                  Robert J. Bahash
                                              Executive Vice President
                                             and Chief Financial Officer






Date:  October 31, 2003                   By
                                            ------------/s/---------------
                                                  Kenneth M. Vittor
                                              Executive Vice President
                                                  and General Counsel






Date:  October 31, 2003                   By
                                            ------------/s/---------------
                                                  Talia M. Griep
                                                Corporate Controller
                                             and Senior Vice President,
                                              Global Business Services

                                                              Exhibit (12)

                         The McGraw-Hill Companies, Inc.
                         -------------------------------
                Computation of Ratio of Earnings to Fixed Charges
                -------------------------------------------------

                                             Sept. 30, 2003    Sept. 30, 2002
                                          ------------------   --------------
                                            Nine       Twelve        Nine
                                           Months      Months       Months
                                          ---------   ---------    ---------
                                                   (in thousands)

Earnings
   Earnings from continuing operations)
      Before income tax expense (Note)    $ 734,661    $943,494     $673,502
   Fixed charges                             54,219      73,281       57,032
                                         ----------  ----------   ----------
Total Earnings                            $ 788,880  $1,016,775     $730,534
                                          =========  ==========   ==========
Fixed Charges (Note)
   Interest expense                         $ 9,364    $ 13,593     $ 20,775
   Portion of rental payments deemed
      to be interest                         44,855      59,688       36,257
                                          ---------  ----------   ----------
       Total Fixed Charges                  $54,219    $ 73,281     $ 57,032
                                          =========  ==========   ==========
Ratio of Earnings to Fixed Charges             14.5        13.9         12.8

   (Note) For purposes of computing the ratio of earnings to fixed charges, "earnings from continuing operations before income taxes" excludes undistributed equity in income of less than 50%-owned companies, primarily the Company's earnings in its 45% interest in Rock-McGraw, Inc. Rock-McGraw earnings for the nine and twelve month periods ended September 30, 2003 and the nine month period ended September 30, 2002 are $12.2 million, $15.7 million and $10.4 million, respectively. "Fixed charges" consist of (1) interest on debt, and (2) the portion of the Company's rental expense deemed representative of the interest factor in rental expense.

          Earnings from continuing operations before income tax expense for the nine month period ended September 30, 2002 includes a $14.5 million pre-tax loss on the disposition of MMS International.

                                                                    Exhibit (15)



The Board of Directors and Shareholders of
The McGraw-Hill Companies, Inc.

We are aware of the incorporation by reference in the Registration Statement on Form S-3 (No. 33-33667) pertaining to the Debt Securities of The McGraw-Hill Companies, Inc. and in the Registration Statements on Form S-8 pertaining to the 1983 Stock Option Plan for Officers and Key Employees (No. 2-84058), the 1987 Key Employee Stock Incentive Plan (No. 33-22344), the 1993 Employee Stock
Incentive Plan (No.  33-49743,  No. 33-30043 and No.  33-40502),  the 2002 Stock
Incentive Plan (No. 33-92224), the Director Deferred Stock Ownership Plan (No. 33-06871) and The Savings Incentive Plan of McGraw-Hill, Inc. and its Subsidiaries, The Employee Retirement Account Plan of McGraw-Hill, Inc. and its Subsidiaries, The Standard & Poor's Savings Incentive Plan for Represented Employees, The Standard and Poor's Employee Retirement Account Plan for Represented Employees and The Employee's Investment Plan of McGraw-Hill Broadcasting Company, Inc. and its Subsidiaries (No. 33-50856) of our report dated October 23, 2003 relating to the unaudited consolidated interim financial statements of The McGraw-Hill Companies, Inc. that are included in its Form 10-Q for the quarter ended September 30, 2003.

ERNST & YOUNG LLP

New York, New York
October 31, 2003

                                                                  Exhibit (31.1)


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

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

           c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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





Date:  October 31, 2003


                                                ------------/s/----------------
                                                     Harold W. McGraw III
                                                   Chairman, President and
                                                   Chief Executive Officer

                                                              Exhibit (31.2)


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




Date:  October 31, 2003


                                                 ------------/s/---------------
                                                        Robert J. Bahash
                                                    Executive Vice President
                                                    and Chief Financial Officer

                                                                    Exhibit (32)


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

     The quarterly report on Form 10-Q for the quarter ended September 30, 2003 of the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated:  October 31, 2003
                                          ------------/s/-----------------
                                                Harold W. McGraw III
                                              Chairman, President and
                                              Chief Executive Officer




Dated:  October 31, 2003
                                          -----------/s/-------------------
                                                  Robert J. Bahash
                                            Executive Vice President and
                                               Chief Financial Officer












  A signed original of this written statement required by Section 906 has been provided to The McGraw-Hill Companies and will be retained by The McGraw-Hill
 Companies and furnished to the Securities and Exchange Commission or its staff upon request.