Form 10-K
period 2003-12-31
MCGRAW-HILL COMPANIES INC
filed 2004-02-27
CIK 64040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                    to

Commission file number 1-1023

THE MCGRAW-HILL COMPANIES, INC.

(Exact name of registrant as specified in its charter)

New York	13-1026995

State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	(Identification No.)

1221 AVENUE OF THE AMERICAS, NEW YORK, N.Y.	10020

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (212) 512-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

New York Stock Exchange
Common Stock - $1 par value	Pacific Stock Exchange

Securities registered pursuant to section 12(g) of the Act:

NONE

(Title of class)

(Title of class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes ☐No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12-b-2 of the act). ☒Yes ☐No

     The aggregate market value of voting stock held by non-affiliates of the Registrant as of the last business day of the second fiscal quarter ended June 30, 2003, was $11,853,004,000, based on the closing price of the common stock as reported on the New York Stock Exchange of $62.00 per common share. For purposes of this calculation, it is assumed that directors, executive officers and beneficial owners of more than 10% of the registrant outstanding stock are affiliates.

     The number of shares of common stock of the registrant outstanding as of February 12, 2004 was 191,394,741 shares.

     Part I, Part II and Part III incorporate information by reference from the Annual Report to Shareholders for the year ended December 31, 2003. Part III incorporates information by reference from the definitive proxy statement mailed to shareholders March 22, 2004 for the annual meeting of shareholders to be held on April 28, 2004.

2

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

The Registrant’s 16,068 employees are located worldwide. They perform the vital functions of analyzing the nature of changing demands for information and of channeling the resources necessary to fill those demands. By virtue of the numerous copyrights and licensing, trade, and other agreements, which are essential to such a business, the Registrant is able to collect, compile, and disseminate this information. Most book manufacturing and magazine printing is handled through a number of independent contractors. The Registrant’s principal raw material is paper, and the Registrant has assured sources of supply, at competitive prices, adequate for its business needs.

Descriptions of the Company’s principal products, broad services and markets, and significant achievements are hereby incorporated by reference from Exhibit (13), pages 3 through 24, containing textual material of the Registrant’s 2003 Annual Report to Shareholders.

The Registrant has an investor kit available online and in print that includes the current Annual Report, Proxy Statement, 10-Q, 10-K, current earnings release and Dividend Reinvestment and Direct Stock Purchase Program as well as prior years. For online access go to www.mcgraw-hill.com/investor_relations and click on Digital Investor Kit. Requests for printed copies can be e-mailed to investor_relations@mcgraw-hill.com or mailed to Investor Relations, The McGraw-Hill Companies, Inc., 1221 Avenue of the Americas, New York, NY 10020-1095. You can call Investor Relations toll free at 866-436-8502.

The Registrant has adopted a Code of Ethics for the Company’s Chief Executive Officer and Senior Financial Officers that applies to its chief executive officer, chief financial officer, and chief accounting officer. To access, go to the Corporate Governance section of the Company’s Investor Relations website at www.mcgraw-hill.com/investor_relations. Any waivers that may in the future be granted from such Code will be posted at such website address. In addition to its Code of Ethics for Executive Officer and Senior Financial Officers noted above, the following topics may be found on the Registrant’s website [at the above website address]:

•	Code of Business Ethics for all employees;

•	Corporate Governance Guidelines;

•	Audit Committee Charter;

•	Compensation Committee Charter;

•	Nominating and Corporate Governance Committee Charter.

The foregoing documents are also available in print to any shareholder who requests them. Requests for printed copies may be e-mailed to corporate_secretary@mcgraw-hill.com or mailed to the Corporate Secretary, The McGraw-Hill Companies, Inc., 1221 Avenue of the Americas, New York, NY 10020-1095.

You may also read and copy materials that the Company has filed with the Securities and Exchange Commission (SEC) at the SEC’s public reference room located at 450 Fifth Street, N.W., Room 1024, Washington, D.C. 20549. Please call the Commission at 1-800-SEC-0330 for further information on the public reference room. In addition, the Company’s filings with the Commission are available to the public on the Commission’s web site at www.sec.gov. In addition, several years of SEC filings are also available at the Company’s Investor Relation website. Go to www.mcgraw-hill.com/investor_relations and click on the SEC Filings link.

Information as to Operating Segments

The relative contribution of the operating segments of the Registrant and its subsidiaries to operating revenue, operating profit, long-lived assets and geographic information for the three years ended December 31, 2003 at the end of each year, are included in Exhibit (13), on pages 66 and 67 in the Registrant’s 2003 Annual Report to Shareholders and is hereby incorporated by reference.

Item 2.	Properties

The Registrant leases office facilities at 331 locations: 233 are in the United States. In addition, the Registrant owns real property at 14 locations: 10 are in the United States. The principal facilities of the Registrant are as follows:

	Owned	Square
	or	Feet
Locations	Leased	(thousands)	Business Unit

Domestic

New York, NY	leased	444	Various Units: 1221 Avenue of the Americas

New York, NY	leased	946	Standard & Poor’s 55 Water Street

New York, NY	leased	518	Various Units: 2 Penn Plaza Some space subleased to non-MH tenants

Hightstown, NJ	owned
Office & Data Center		424	Various Units
Warehouse		407	Vacant

Blacklick, OH	owned
Book Distr. Ctr		558	Various Units
Office		73

Desoto, TX – 220 Book Dist. Ctr	leased	382	Distribution

Dallas, TX Assembly Plant	leased	418	Distribution

Dubuque, IA	owned
Office		107	Various Units
Warehouse		274	Some space subleased to non-MH tenants

Grove City, OH Warehouse	leased	305	Distribution

Columbus, OH	owned	170	School Division of McGraw-Hill Education

Monterey, CA	owned	215	CTB Division of McGraw-Hill Education

Englewood, CO	owned	133	Financial Services

Lexington, MA	leased	132	Various units Some space subleased to non-MH tenants

Burr Ridge, IL	leased	130	Various units Some space subleased to non-MH tenants

Denver, CO	owned	88	Broadcasting

Indianapolis, IN	owned	54	Broadcasting

	Owned	Square
	or	Feet
Locations	Leased	(thousands)	Business Unit

Indianapolis, IN	leased	127	CTB Division of McGraw-Hill Education

Washington, DC	leased	73	Various units

Chicago, IL	leased	152	Various units

Mather, CA	leased	56	CTB Division of McGraw-Hill Education

Foreign

Whitby, Canada	owned
Office		80	McGraw-Hill Ryerson, Ltd./
Book Distribution Ctr		80	Non-McGraw-Hill tenant

Maidenhead, Eng	leased	85	McGraw-Hill International (U.K.) Ltd.

Jurong, Sing	leased	30	Various Operating Units
Office		91	Various Publishing Units

Canary Wharf, London	leased	266	Standard & Poor’s, BusinessWeek, Platts

In July 2002, a new lease for 1221 Avenue of the Americas commenced. The Registrant no longer has any non-McGraw-Hill subtenants at this location.

In June 2002, a new lease commenced for 7500 Chavenelle Drive, Dubuque, IA for 330,988 square feet. Most of Registrant’s staff at the owned location in Dubuque relocated to this new location. The majority of the former location (2460 Kerper Blvd) is subleased to Quebecor World at a current square footage of 281,668.

Effective March 2003, CB Richard Ellis took over the management of 42 U.S. facilities. CB Richard Ellis partnered with IKON (mail, reprographics) and EMCOR (facilities maintenance) to fulfill the agreement.

In February 2001, a new lease was commenced for 20 Canada Square, Canary Wharf, London for 266,000 square feet. The facility, which will be occupied in 2004, will house employees of the Company’s financial services and business information operations, including Standard and Poor’s, which will consolidate its London operations previously housed in six separate facilities, as well as BusinessWeek and Platts.

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

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of Registrant’s security holders during the last quarter of the period covered by this Report.

Executive Officers of Registrant

Name	Age	Position

Harold McGraw III	55	Chairman of the Board, President and Chief Executive Officer

Robert J. Bahash	58	Executive Vice President and Chief Financial Officer

David L. Murphy	58	Executive Vice President, Human Resources

Deven Sharma	48	Executive Vice President, Global Strategy

Kenneth M. Vittor	54	Executive Vice President and General Counsel

Glenn S. Goldberg	45	Senior Vice President, Corporate Affairs and Assistant to the Chairman, President and Chief Executive Officer

Talia M. Griep	41	Corporate Controller and Senior Vice President, Global Business Services

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

PART II

Item 5.	Market for the Registrant’s Common Stock and Related Stockholder Matters

On February 12, 2004, the closing price of McGraw-Hill’s common stock was $76.63 per share as reported on the New York Stock Exchange. The approximate number of record holders of the Company’s common stock as of February 12, 2004 was 5,089.

	2003	2002

Dividends per share of common stock:
$.270 per quarter in 2003	$1.08
$.255 per quarter in 2002		$1.02

Information concerning other matters is incorporated herein by reference from Exhibit (13), from page 81 of the 2003 Annual Report to Shareholders.

Item 6.	Selected Financial Data

Incorporated herein by reference from Exhibit (13), from the 2003 Annual Report to Shareholders, page 82 and page 84.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Incorporated herein by reference from Exhibit (13), from the 2003 Annual Report to Shareholders, pages 27 to 54.

Item 7a.	Quantitative and Qualitative Disclosure about Market Risk

Incorporated herein by reference from Exhibit (13), from the 2003 Annual Report to Shareholders, pages 53 to 54.

Item 8.	Consolidated Financial Statements and Supplementary Data

Incorporated herein by reference from Exhibit (13), from the 2003 Annual Report to Shareholders, pages 55 to 78 and page 81.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9a.	Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

As of December 31, 2003, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2003. There have been no changes in the Company’s internal controls over financial reporting during the most recent quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Information concerning directors is incorporated herein by reference from the Registrant’s definitive proxy statement dated March 22, 2004 for the annual meeting of shareholders to be held on April 28, 2004.

Item 11.	Executive Compensation

Incorporated herein by reference from the Registrant’s definitive proxy statement dated March 22, 2004 for the annual meeting of shareholders to be held on April 28, 2004.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

Incorporated herein by reference from the Registrant’s definitive proxy statement dated March 22, 2004 for the annual meeting of shareholders to be held April 28, 2004.

The following table details the Registrant’s equity compensation plans approved by its security holders:

2004
Equity Compensation Plan Information

	(a)	(b)	(c)
Number of securities
	Number of		remaining available
	securities to be		for future issuance
	issued upon	Weighted-average	under equity
	exercise of	exercise price of	compensation plans
	outstanding	outstanding	(excluding securities
	options, warrants	options, warrants	reflected
Plan Category	and rights	and rights	in column (a))

Equity compensation plans approved by security holders	20,009,776	$56.3183	5,807,491

Equity compensation plans not approved by security holders	0	0	0

Total	20,009,776	$56.3183	5,807,491	(1)(2)

(1)	Included in this amount are 296,840 shares reserved for issuance under the Director Deferred Stock Ownership Plan. The remaining 5,510,651 shares are reserved for issuance under the 2002 Stock Incentive Plan for Performance Stock, Restricted Stock, Other Stock-Based Awards, Stock Options and Stock Appreciation Rights.

(2)	The shares reserved under the 2002 Stock Incentive Plan were calculated as 4.9% of the number of issued and outstanding shares as of the shareholder record date for the Annual Meeting of Shareholders held on April 24, 2002.

Item 13.	Certain Relationships and Related Transactions

Incorporated herein by reference from the Registrant’s definitive proxy statement dated March 22, 2004 for the annual meeting of shareholders to be held April 28, 2004.

Item 14.	Principal Accounting Fees and Services

During the year ended December 31, 2003, Ernst & Young LLP audited the consolidated financial statements of the Corporation and its subsidiaries.

Audit Fees and All Other Fees

Incorporated herein by reference from the Registrant’s definitive proxy statement dated March 22, 2004 for the annual meeting of shareholders to be held April 28, 2004.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	1.	Financial Statements

The Index to Financial Statements and Financial Statement Schedule on Page 11 is incorporated herein by reference as the list of financial statements required as part of this report.

	2.	Financial Statement Schedules

The Index to Financial Statements and Financial Statement Schedule on Page 11 is incorporated herein by reference as the list of financial statements required as part of this report.

	3.	Exhibits

The exhibits filed as part of this annual report on Form 10-K are listed in the Exhibit Index on pages 16-18, immediately preceding such Exhibits, and such Exhibit Index is incorporated herein by reference.

(b)		Reports on Form 8-K

A report on Form 8-K was filed by the Registrant on and dated October 23, 2003 with respect to item 9 (and furnished pursuant to item 12) of said report.

The McGraw-Hill Companies
Index to Financial Statements
And Financial Statement Schedules

	Reference

		Annual Report
	Form	to Share-
	10-K	holders (page)

Data incorporated by reference from Annual Report to Shareholders:
Report of Independent Auditors		80
Consolidated balance sheet at December 31, 2003 and 2002		56-57
Consolidated statement of income for each of the three years in the period ended December 31, 2003		55
Consolidated statement of cash flows for each of the three years in the period ended December 31, 2003		58
Consolidated statement of shareholders’ equity for each of the three years in the period ended December 31, 2003		59
Notes to consolidated financial statements		60-78
Quarterly financial information		81
Financial Statement Schedule:
Consolidated schedule for each of the three years in the period ended December 31, 2003
II - Reserves for doubtful accounts and sales returns	12
Consent of Independent Auditors	39

All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

The financial statements listed in the above index which are included in the Annual Report to Shareholders for the year ended December 31, 2003 are hereby incorporated by reference in Exhibit (13). With the exception of the pages listed in the above index, the 2003 Annual Report to Shareholders is not to be deemed filed as part of Item 15 (a)(1).

THE McGRAW-HILL COMPANIES, INC.

SCHEDULE II - RESERVES FOR DOUBTFUL ACCOUNTS AND SALES RETURNS

(Thousands of dollars)

	Balance at	Additions				Balance
	beginning	charged				at end
	of year	to income	Deductions	Other		of year

			(A)	(B)
Year ended 12/31/03
Allowance for doubtful accounts	$105,532	$29,840	$31,376	$		$103,996
Allowance for returns	135,529	299				135,828

	$241,061	$30,139	$31,376	$		$239,824

Year ended 12/31/02
Allowance for doubtful accounts	$147,855	$33,024	$47,047		$(28,300)	$105,532
Allowance for returns	129,034	6,495				135,529

	$276,889	$39,519	$47,047		$(28,300)	$241,061

Year ended 12/31/01
Allowance for doubtful accounts	$137,741	$55,254	$45,140	$		$147,855
Allowance for returns	118,522	10,512				129,034

	$256,263	$65,766	$45,140	$		$276,889

(A)	Accounts written off, less recoveries.

(B)	Relates to writing off previously established reserves against current assets for the final closedown of the former Continuing Education Center, resulting in no cash or income statement impact.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

The McGraw-Hill Companies, Inc.

Registrant

By:	/s/ Kenneth M. Vittor

Kenneth M. Vittor Executive Vice President and General Counsel February 27, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on February 27, 2004 on behalf of Registrant by the following persons who signed in the capacities as set forth below under their respective names. Registrant’s board of directors is comprised of eleven members and the signatures set forth below of individual board members, constitute at least a majority of such board.

/s/ Harold McGraw III
Harold McGraw III Chairman, President and Chief Executive Officer

/s/ Robert J. Bahash
Robert J. Bahash Executive Vice President and Chief Financial Officer

/s/ Talia M. Griep
Talia M. Griep
Corporate Controller
and Senior Vice President,
Global Business Services

/s/ Pedro Aspe
Pedro Aspe
Director

/s/ Sir Winfried F.W. Bischoff
Sir Winfried F.W. Bischoff
Director

/s/ Douglas N. Daft
Douglas N. Daft
Director

/s/ Vartan Gregorian
Vartan Gregorian
Director

/s/ Linda Koch Lorimer
Linda Koch Lorimer
Director

/s/ Robert P. McGraw
Robert P. McGraw
Director

/s/ James H. Ross
James H. Ross
Director

/s/ Edward B. Rust, Jr.
Edward B. Rust, Jr.
Director

/s/ Kurt L. Schmoke
Kurt L. Schmoke
Director

/s/ Sidney Taurel
Sidney Taurel
Director

Exhibit Number	Exhibit Index

(2)	Stock Purchase Agreement, dated as of June 22, 2000, among Tribune Company and Registrant, incorporated by reference from the Registrant’s Form 8-K dated June 30, 2000.

(3)	Articles of Incorporation of Registrant incorporated by reference from Registrant’s Form 10-K for the year ended December 31, 1995 and Form 10-Q for the quarter ended June 30, 1998.

(3)	By-laws of Registrant incorporated by reference from Registrant’s Form 10-Q for the quarter ended March 31, 2000.

(10)	Indenture dated as of June 15, 1990 between the Registrant, as issuer, and the Bank of New York, as trustee, incorporated by reference from Registrant’s Form SE filed August 3, 1990 in connection with Registrant’s Form 10-Q for the quarter ended June 30, 1990.

(10)	Instrument defining the rights of security holders, certificate setting forth the terms of the Registrant’s Medium-Term Notes, Series A, incorporated by reference from Registrant’s Form SE filed November 15, 1990 in connection with Registrant’s Form 10-Q for the quarter ended September 30, 1990.

(10)	Rights Agreement dated as of July 29, 1998 between Registrant and Mellon Investor Services, incorporated by reference from Registrant’s Form 8A filed August 3, 1998.

(10) *	Restricted Performance Share Award dated January 2, 1997, incorporated by reference from Registrant’s Form 10-K for the year ended December 31, 1996.

(10)	Indemnification Agreements between Registrant and each of its directors and certain of its executive officers relating to said directors’ and executive officers’ services to the Registrant, incorporated by reference from Registrant’s Form SE filed March 27, 1987 in connection with Registrant’s Form 10-K for the year ended December 31, 1986.

(10) *	Registrant’s 1983 Stock Option Plan for Officers and Key Employees, incorporated by reference from Registrant’s Form SE filed March 29, 1990 in connection with Registrant’s Form 10-K for the year ended December 31, 1989.

(10) *	Registrant’s 1987 Key Employee Stock Incentive Plan, incorporated by reference from Registrant’s Form 10-K for the year ended December 31, 1993.

(10) *	Registrant’s Amended and Restated 1993 Employee Stock Incentive Plan, incorporated by reference from Registrant’s Proxy Statement dated March 23, 2000.

(10) *	Registrant’s 2002 Stock Incentive Plan, incorporated by reference from Registrant’s Form 10-Q for the quarter ended June 30, 2002.

(10) *	Registrant’s Amended and Restated 1996 Key Executive Short Term Incentive Compensation Plan, incorporated by reference from Registrant’s Proxy Statement dated March 23, 2000.

(10) *	Registrant’s Key Executive Short-Term Incentive Deferred Compensation Plan incorporated by reference from Registrant’s Form 10-K for the year ended December 31, 2002.

(10) *	Registrant’s Executive Deferred Compensation Plan, incorporated by reference from Registrant’s Form SE filed March 28, 1991 in connection with Registrant’s Form 10-K for the year ended December 31, 1990.

(10) *	Registrant’s Senior Executive Severance Plan incorporated by reference from Registrant’s Form 10-K for the year ended December 31, 2002.

Exhibit Number	Exhibit Index

(10)	364-Day Credit Agreement dated as of July 22, 2003 among the Registrant, the lenders listed therein, and JP Morgan Chase Bank, as administrative agent, incorporated by reference from the Registrant’s Form 8-K dated July 24, 2003.

(10)	Five-Year Credit Agreement dated as of August 15, 2000 among the Registrant, the lenders listed therein, and The Chase Manhattan Bank, as an administrative agent, incorporated by reference from the Registrant’s Form 8-K dated August 21, 2000.

(10) *	Registrant’s Employee Retirement Account Plan Supplement, incorporated by reference from Registrant’s Form SE filed March 28, 1991 in connection with Registrant’s Form 10-K for the year ended December 31, 1990.

(10) *	Registrant’s Employee Retirement Plan Supplement, incorporated by reference from Registrant’s Form SE filed March 28, 1991 in connection with Registrant’s Form 10-K for the year ended December 31, 1990.

(10) *	Registrant’s Savings Incentive Plan Supplement, incorporated by reference from Registrant’s Form SE filed March 28, 1991 in connection with Registrant’s Form 10-K for the year ended December 31, 1990.

(10) *	Registrant’s Senior Executive Supplemental Death, Disability & Retirement Benefits Plan, incorporated by reference from Registrant’s Form SE filed March 26, 1992 in connection with Registrant’s Form 10-K for the year ended December 31, 1991.

(10) *	Registrant’s 1993 Stock Payment Plan for Directors, incorporated by reference from Registrant’s Proxy Statement dated March 21, 1993.

(10) *	Resolutions Terminating Registrant’s 1993 Stock Payment Plan for Directors, as adopted on January 31, 1996, incorporated by reference from Registrant’s Form 10-K for the year ended December 31, 1996.

(10) *	Resolutions amending certain of Registrant’s equity and compensation plans, as adopted on February 23, 2000, with respect to definitions of “Cause” and “Change of Control” contained therein, incorporated by reference from Registrant’s Form 10-K for the year ended December 31, 2000.

(10) *	Registrant’s Director Retirement Plan, incorporated by reference from Registrant’s Form SE filed March 29, 1990 in connection with Registrant’s Form 10-K for the year ended December 31, 1989.

(10) *	Resolutions Freezing Existing Benefits and Terminating Additional Benefits under Registrant’s Directors Retirement Plan, as adopted on January 31, 1996, incorporated by reference from Registrant’s Form 10-K for the year ended December 31, 1996.

(10) *	Registrant’s Director Deferred Compensation Plan.

(10) *	Director Deferred Stock Ownership Plan, incorporated by reference from Registrant’s Proxy Statement dated March 21, 1996.

(12)	Computation of ratio of earnings to fixed charges.

(13)	Registrant’s 2003 Annual Report to Shareholders. Such Report, except for those portions thereof which are expressly incorporated by reference in this Form 10-K, is furnished for the information of the Commission and is not deemed “filed” as part of this Form 10-K.

(21)	Subsidiaries of the Registrant.

(23)	Consent of Ernst & Young LLP, Independent Auditors.

(31.1)	Annual Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Exhibit Index

(31.2)	Annual Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Annual Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	These exhibits relate to management contracts or compensatory plan arrangements.