Form 10-Q
period 2004-03-31
MCGRAW-HILL COMPANIES INC
filed 2004-04-30
CIK 64040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to

Commission File Number 1-1023

THE MCGRAW-HILL COMPANIES, INC.

(Exact name of registrant as specified in its charter)

New York	13-1026995

(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1221 Avenue of the Americas, New York, N.Y.	10020

(Address of Principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (212) 512-2000

Not Applicable

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

On April 16, 2004 there were approximately 190.5 million shares of common stock (par value $1.00 per share) outstanding.

The McGraw-Hill Companies, Inc.

Independent Accountant’s Review Report

The Board of Directors and Shareholders of The McGraw-Hill Companies, Inc.

We have reviewed the accompanying consolidated balance sheet of The McGraw-Hill Companies, Inc., as of March 31, 2004, and the related consolidated statements of income for the three-month periods ended March 31, 2004 and 2003, and the consolidated statements of cash flows for the three-month periods ended March 31, 2004 and 2003. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of the McGraw-Hill Companies as of December 31, 2003, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended, not presented herein, and in our report dated January 27, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Ernst & Young LLP

April 27, 2004

     Part I. Financial Information

Item 1. Financial Statements

The McGraw-Hill Companies, Inc.

Consolidated Statement of Income
Periods Ended March 31, 2004 and 2003

	Three Months
(in thousands, except per-share data)	2004	2003
Revenue (Note 3)
Product revenue	$306,733	$285,882
Service revenue	604,842	544,932

Total revenue	911,575	830,814
Expenses
Operating related
Product	173,855	167,807
Service	204,213	186,782

Operating related expenses	378,068	354,589
Selling and general
Product	191,165	179,386
Service	222,233	205,825

Selling and general expenses	413,398	385,211
Depreciation	22,196	20,657
Amortization of intangibles	6,865	8,459

Total expenses	820,527	768,916
Other income (Note 12)	—	4,054

Income from operations	91,048	65,952
Interest expense	1,737	2,679

Income from continuing operations before taxes on income	89,311	63,273
Provision for taxes on income (Note 13)	13,045	23,410

Income from continuing operations	76,266	39,863
Discontinued operations (Note 4):
Earnings from operations of discontinued components:
ComStock (including gain on disposal of $86,953 in 2003)	—	87,490
Income tax expense	—	30,304

Earnings on discontinued operations	—	57,186

Juvenile retail publishing business	(931)	(2,625)
Income tax benefit	(344)	(971)

Loss from discontinued operations	(587)	(1,654)

(Loss)/ Earnings from discontinued operations	(587)	55,532

Net income (Notes 1 and 2)	$75,679	$95,395
Basic earnings per common share
Income from continuing operations	$0.40	$0.21
Net income	$0.40	$0.50
Diluted earnings per common share
Income from continuing operations	$0.39	$0.21
Net income	$0.39	$0.50
Average number of common shares outstanding: (Note 10)
Basic	190,581	190,933
Diluted	193,490	191,982

See accompanying notes.

The McGraw-Hill Companies, Inc.

Consolidated Balance Sheet

	March 31,	Dec. 31,	March 31,
	2004	2003	2003
	(in thousands)
ASSETS
Current assets:
Cash and equivalents	$403,949	$695,591	$96,053
Accounts receivable (net of allowance for doubtful accounts and sales returns) (Note 5)	722,524	956,439	716,945
Inventories (Note 5)	316,034	301,187	378,088
Deferred income taxes	230,376	226,068	167,354
Prepaid and other current assets (Note 6)	135,804	76,867	126,918

Total current assets	1,808,687	2,256,152	1,485,358

Prepublication costs (net of accumulated amortization) (Note 5)	461,525	463,635	534,396
Investments and other assets:
Investment in Rock-McGraw, Inc. – at equity (Note 12)	—	—	123,497
Prepaid pension expense (Note 11)	291,035	288,244	267,869
Other	222,549	215,732	221,810

Total investments and other assets	513,584	503,976	613,176

Property and equipment — at cost	1,112,210	1,131,426	1,055,810
Less – accumulated depreciation	654,598	664,098	635,059

Net property and equipment	457,612	467,328	420,751
Goodwill and Intangible Assets — at cost:
Goodwill – net	1,241,292	1,239,877	1,285,588
Copyrights – net	240,798	244,869	265,240
Other intangible assets – net	178,466	188,933	199,467

Net goodwill and intangible assets	1,660,556	1,673,679	1,750,295

Total assets	$4,901,964	$5,364,770	$4,803,976

The McGraw-Hill Companies, Inc.
Consolidated Balance Sheet

	March 31,	Dec. 31,	March 31,
	2004	2003	2003
	(in thousands)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable	$5,523	$25,955	$121,810
Accounts payable	257,304	306,157	247,683
Accrued royalties	46,808	121,047	49,065
Accrued compensation and contributions to retirement plans (Note 11)	218,839	352,061	200,470
Income taxes currently payable	28,376	246,943	114,795
Unearned revenue	641,536	595,418	560,961
Deferred gain on sale leaseback (Note 12)	7,516	7,516	—
Other current liabilities (Note 6)	345,163	338,637	334,406

Total current liabilities	1,551,065	1,993,734	1,629,190

Other liabilities:
Long-term debt (Note 7)	385	389	469,842
Deferred income taxes	170,059	171,187	165,651
Accrued postretirement healthcare and other benefits (Note 11)	167,413	168,051	171,552
Deferred gain on sale leaseback (Note 12)	202,937	204,783	—
Other non-current liabilities	267,530	269,575	246,488

Total other liabilities	808,324	813,985	1,053,533

Total liabilities	2,359,389	2,807,719	2,682,723

Shareholders’ equity (Notes 8 & 9):
Capital stock	205,854	205,854	205,854
Additional paid-in capital	99,278	86,501	81,526
Retained income	3,171,480	3,153,195	2,715,792
Accumulated other comprehensive income	(64,474)	(69,524)	(102,399)

	3,412,138	3,376,026	2,900,773
Less – common stock in treasury-at cost	858,056	801,062	765,756
Unearned compensation on restricted stock	11,507	17,913	13,764

Total shareholders’ equity	2,542,575	2,557,051	2,121,253

Total liabilities & shareholders’ equity	$4,901,964	$5,364,770	$4,803,976

The McGraw-Hill Companies, Inc.

Consolidated Statement of Cash Flows
For the Three Months Ended March 31, 2004 and 2003

	2004	2003
	(in thousands)
Cash flows from operating activities
Net income	$75,679	$95,395
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	22,285	21,159
Amortization of intangibles	6,865	8,675
Amortization of prepublication costs	32,726	31,648
Provision for losses on accounts receivable	6,630	10,092
Gain on sale of S&P ComStock	—	(86,953)
Other	2,865	(4,926)
Changes in assets and liabilities net of effect of acquisitions and dispositions:
Decrease in accounts receivable	218,014	255,934
(Increase) in inventories	(47,683)	(17,743)
(Increase)in prepaid and other current assets	(63,688)	(36,388)
(Decrease) in accounts payable and accrued expenses	(251,918)	(237,892)
Increase in unearned revenue	46,601	23,469
Increase in other current liabilities	17,626	29,438
(Decrease)/Increase in interest and income taxes currently payable	(201,459)	32,537
Net change in deferred income taxes	(5,764)	3,408
Net change in other assets and liabilities	(11,677)	(19,726)

Cash (used for)/provided by operating activities	(152,898)	108,127

Investing activities
Investment in prepublication costs	(35,877)	(38,648)
Purchases of property and equipment	(17,428)	(13,150)
Disposition of property, equipment and businesses	45,639	121,881
Additions to technology projects	(4,267)	(7,742)

Cash (used for)/provided by investing activities	(11,933)	62,341

Financing activities
(Payments)/additions to short-term debt – net	(21,057)	13,496
Dividends paid to shareholders	(57,394)	(51,691)
Repurchase of treasury shares	(117,880)	(103,074)
Exercise of stock options	70,428	7,679
Other	(85)	(124)

Cash (used for) financing activities	(125,988)	(133,714)

Effect of exchange rate changes on cash	(823)	1,113

Net change in cash and equivalents	(291,642)	37,867
Cash and equivalents at beginning of period	695,591	58,186

Cash and equivalents at end of period	$403,949	$96,053

The McGraw-Hill Companies, Inc.

Notes to Consolidated Financial Statements

1.	Basis of Presentation

The financial information in this report has not been audited, but in the opinion of management all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly such information have been included. The operating results for the three months ended March 31, 2004 and 2003 are not necessarily indicative of results to be expected for the full year due to the seasonal nature of some of the Company’s businesses. The financial statements included herein should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

The Company’s critical accounting policies are disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the Company’s annual report on Form 10-K for the year ended December 31, 2003. On an ongoing basis, the Company evaluates its estimates and assumptions, including those related to revenue recognition, allowance for doubtful accounts and sales returns, valuation of inventories, prepublication costs, valuation of long-lived assets, goodwill and other intangible assets, retirement plans and postretirement healthcare and other benefits and income taxes. Since the date of the annual report on Form 10-K, there have been no material changes to the Company’s critical accounting policies.

Certain prior year amounts have been reclassified for comparability purposes.

In December 2002, The FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of SFAS No. 123.” This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation, and requires additional disclosures in interim and annual financial statements. The disclosure in interim periods requires pro forma net income and net income per share as if the Company adopted the fair value method of accounting for stock-based awards. Pro forma net income and earnings per share primarily reflecting compensation cost for the fair value of stock options for the three-month periods ended March 31, 2004 and 2003 were as follows:

(in thousands except earnings per share data)	2004	2003
Net income, as reported	$75,679	$95,395
Stock-based compensation cost included in net income, net of tax	2,965	2,985
Fair value of stock based compensation cost, net of tax	(13,711)	(16,425)

Pro forma net income	$64,933	$81,955

Basic earnings per common share
as reported	$0.40	$0.50
Pro forma	$0.34	$0.43
Diluted earnings per common share
as reported	$0.39	$0.50
Pro forma	$0.33	$0.43
Basic weighted average shares outstanding	190,581	190,933
Diluted weighted average shares outstanding	193,490	191,982

The McGraw-Hill Companies, Inc.
Notes to Consolidated Financial Statements

2.	Comprehensive Income

The following table is a reconciliation of the Company’s net income to comprehensive income for the three month period ended March 31:

(in thousands)	2004	2003
Net income	$75,679	$95,395
Other comprehensive income:
Foreign currency translation adjustments	5,050	1,566

Comprehensive income	$80,729	$96,961

3.	Segment and Related Information

The Company has three reportable segments: McGraw-Hill Education, Financial Services, and Information and Media Services. McGraw-Hill Education is one of the premier global educational publishers serving the elementary and high school, college and university, professional and international markets. In January 2004, the Company divested Landoll, Frank Schaffer and related juvenile retail publishing businesses, which were part of the McGraw-Hill Education segment. As a result of the planned disposition in accordance with SFAS No. 144, the Company reflected the results of these businesses as discontinued operations as of December 31, 2003 (See Note 4). The Financial Services segment operates under the Standard & Poor’s brand and provides credit ratings, evaluation services, and analyses globally on corporations, financial institutions, securitized and project financings, and local, state and sovereign governments. Financial Services provides a wide range of analytical and data services for investment managers and investment advisors globally. The Financial Services segment is also a leading provider of valuation and consulting services. In February 2003, the Company divested S&P ComStock, which was formerly part of the Financial Services segment. S&P ComStock is reflected as a discontinued operation on the face of the income statement (See Note 4). The Information and Media Services segment includes business and professional media offering information, insight and analysis.

Operating profit by segment is the primary basis for the chief operating decision maker of the Company, the Executive Committee, to evaluate the performance of each segment. A summary of operating results by segment for the three months ended March 31, 2004 and 2003 follows:

	2004		2003
		Operating		Operating
(in thousands)	Revenue	Profit	Revenue	Profit
McGraw-Hill Education	$278,197	$(68,796)	$261,430	$(70,180)
Financial Services	456,635	173,839	394,895	144,991
Information and Media Services	176,743	13,651	174,489	12,476

Total operating segments	911,575	118,694	830,814	87,287
General corporate expense	—	(27,646)	—	(21,335)
Interest expense	—	(1,737)	—	(2,679)

Total Company	$911,575	$89,311 *	$830,814	$63,273 *

*	Income from continuing operations before taxes on income.

The McGraw-Hill Companies, Inc.
Notes to Consolidated Financial Statements

4.	Dispositions

In January 2004, the Company divested Landoll, Frank Schaffer and related juvenile retail publishing businesses (juvenile retail publishing business) which was part of the McGraw-Hill Education segment’s School Education Group. The juvenile retail publishing business produced consumer-oriented learning products for sale through educational dealers, mass merchandisers, bookstores, and e-commerce. As a result of this planned disposition, as of December 31, 2003, in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company reviewed the carrying value of the juvenile retail publishing business net assets and adjusted the net assets to their fair market value less cost to sell. Accordingly, during 2003 the Company recognized impairments to the carrying value of the juvenile retail publishing business net assets of approximately $75.9 million ($54.1 million net of tax), or 28 cents per diluted share in 2003. Approximately $70.1 million of that charge was a write-off of goodwill and intangibles. For the three months ended March 31, 2004, the juvenile retail publishing business generated revenue of approximately $3.9 million and had an immaterial impact on operating profit. For the three months ended March 31, 2003, the juvenile retail publishing business generated $15.7 million and $2.6 million of revenue and operating loss, respectively.

As a result of the Company’s disposition of the juvenile retail publishing business, the Company reflected the results of these businesses as discontinued operations for all periods presented.

These businesses were selected for divestiture as they no longer fit within the Company’s strategic plans. The market was considered to have limited future growth potential, possessed unique sales channels, had low profit margins and would have required significant investment to achieve the limited growth potential.

In February 2003, the Company divested S&P ComStock (ComStock), the real-time market data unit of the Financial Services segment. The sale resulted in a $56.8 million after-tax gain (30 cents per diluted share), $87.0 million pre-tax gain, recorded as a discontinued operation. ComStock was formerly part of the Financial Services segment. The sale of ComStock to Interactive Data Corporation resulted in $115.0 million in cash, an after-tax cash flow impact of $78.7 million, and a reduction in net assets of $28.0 million, which includes a reduction in net goodwill and intangible assets of $14.3 million. The revenue recorded from ComStock for the three months ended March 31, 2003 was $11.1 million, and had an immaterial impact on operating profit.

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

The McGraw-Hill Companies, Inc.
Notes to Consolidated Financial Statements

5.	Allowances, Inventories and Accumulated Amortization of Prepublication Costs

The allowances for doubtful accounts and sales returns, the components of inventory and the accumulated amortization of prepublication costs were as follows:

	March 31,	Dec. 31,	March 31,
	2004	2003	2003
		(in thousands)
Allowance for doubtful accounts	$94,399	$103,996	$100,134

Allowance for sales returns	$103,495	$135,828	$108,695

Inventories:
Finished goods	$285,114	$273,097	$340,567
Work-in-process	11,473	12,944	13,909
Paper and other materials	19,447	15,146	23,612

Total inventories	$316,034	$301,187	$378,088

Accumulated amortization of prepublication costs	$860,078	$1,037,142	$792,100

6.	Receivables from/Payables to Broker-dealers and Dealer Banks

The Company had $269.8 million, $109.1 million, and $613.4 million of matched purchase and sale commitments at March 31, 2004, December 31, 2003 and March 31, 2003, respectively. Only those transactions not closed at the settlement date are reflected in the balance sheet as receivables and payables.

7.	Long-term Debt

A summary of long-term debt follows:

	March 31,	Dec. 31,	March 31,
	2004	2003	2003
	(in thousands)
Commercial paper supported by bank revolving credit agreements	$—	$—	$469,440
Other	385	389	402

Total long-term debt	$385	$389	$469,842

The Company’s $575 million, 364-day revolving credit facility agreement, allows it to borrow until July 20, 2004, on which date the facility agreement terminates and the maturity of such borrowings may not be later than July 20, 2005. The Company continues to pay a facility fee of five basis points on the 364-day facility whether or not amounts have been borrowed and borrowings may be made at 15 basis points above the prevailing LIBOR rates. The commercial paper borrowings are also

The McGraw-Hill Companies, Inc.
Notes to Consolidated Financial Statements

supported by a $625 million, five-year revolving credit facility, which expires August 15, 2005. The Company pays a facility fee of seven basis points on the five-year credit facility whether or not amounts have been borrowed, and borrowings may be made at 13 basis points above the prevailing LIBOR rates. All of the facilities contain certain covenants, and the only financial covenant requires that the Company not exceed indebtedness to cash flow ratio, as defined, of 4 to 1 at any time. This restriction has never been exceeded. As of March 31, 2004 and 2003 there were no borrowings under any of the facilities. As of March 31, 2003 eighty percent or $469.4 million of the commercial paper borrowings outstanding were classified as long-term.

8.	Capital Structure

The number of common shares reserved for issuance for employee stock plan awards and under the Director Deferred Stock Ownership Plan were as follows:

	March 31,	Dec. 31,	March 31,
	2004	2003	2003
	(in thousands)
Stock based awards	24,219	25,817	28,340

9.	Cash Dividends

Cash dividends per share declared during the three months ended March 31, 2004 and 2003 were as follows:

	2004	2003
Common stock	$0.30	$0.27

10.	Common Shares Outstanding

A reconciliation of the number of shares used for calculating basic earnings per common share and diluted earnings per common share for the three months ended March 31, 2004 and 2003 follows:

	2004	2003
	(in thousands)
Average number of common shares outstanding	190,581	190,933
Effect of stock options and other dilutive securities	2,909	1,049

Average number of common shares outstanding including effect of dilutive securities	193,490	191,982

Restricted performance shares outstanding at March 31, 2004 and 2003 of 519,000 and 480,000 were not included in the computation of diluted earnings per common shares because the necessary vesting conditions have not yet been met.

The McGraw-Hill Companies, Inc.
Notes to Consolidated Financial Statements

11.	Retirement Plans

A summary of net periodic benefit expense/(income) for the Company’s defined benefit plans and postretirement healthcare and other benefits for the three months ended March 31, 2004 and 2003 are as follows:

	Pension Benefits		Other
(in thousands)	2004	2003	2004	2003
Service cost	$10,832	$8,985	$2,487	$2,182
Interest cost	13,604	12,567	10,351	10,851
Expected return on plan assets	(24,593)	(24,088)	—	—
Amortization of prior service cost	200	159	(2,375)	(3,549)
Recognized net actuarial (gain)	—	(958)	—	—

	$43	$(3,335)	$10,463	$9,484

In 2004, the assumed rate of return on plan assets is 8.75% based on a market-related value of assets, which recognizes changes in market value over the five years. Effective, January 1, 2004, the Company changed its discount rate assumptions on its retirement plans to 6.25% from 6.75% in 2003. The effect of this change on pension income for the first three months ended March 31, 2003 was $3.3 million pretax, or one cent per diluted share. There has been no significant change in the Company’s expected contribution to the above plans from what was disclosed in the Company’s 2003 consolidated financial statements.

12.	Sales Leaseback Transaction

In December 2003, the Company sold its 45% equity investment in Rock-McGraw, Inc. Rock-McGraw, Inc. owns the Company’s headquarters building in New York City. The transaction which was valued at $450.0 million, included assumed debt. Proceeds from disposition were $382.1 million. The sale resulted in a pre-tax gain of $131.3 million and an after-tax benefit of $58.4 million, 30 cents per diluted share in 2003.

The Company will remain an anchor tenant of what will continue to be known as The McGraw-Hill Companies building and will continue to lease space from Rock-McGraw, Inc., under an existing lease for approximately 16 years. Currently, the Company leases approximately 18% of the building space. The lease is being accounted for as an operating lease. Pursuant to sale leaseback accounting rules, as a result of the Company’s continued involvement, a gain of approximately $212.3 million ($126.3 million after-tax) was deferred and will be amortized over the remaining lease term as a reduction in rent expense. In the quarter ended March 31, 2004, the Company recognized a $4.3 million reduction in rent expense and $2.4 million of interest expense related to this sale leaseback. In the quarter ended March 31, 2003 approximately $4.1 million relating to the Company’s earnings in its 45% equity interest in Rock-McGraw, Inc. is included in other income.

The McGraw-Hill Companies, Inc.
Notes to Consolidated Financial Statements

13.	Income Taxes

In calculating the provision for income taxes on an interim basis, the Company uses an estimate of the annual effective tax rate based upon the facts and circumstances known. The Company’s effective tax rate is based on expected income, statutory tax rates and permanent differences between financial statement and tax return income applicable to the Company in the various jurisdictions in which the Company operates. Significant judgment is required in determining the Company’s effective tax rate and in evaluating the Company’s tax position. The Company establishes reserves when, despite its belief that the tax return positions are fully supportable, it believes that certain positions are likely to be challenged and it may not succeed. Based on an evaluation of the Company’s tax positions, the Company believes that it is appropriately accrued under SFAS No. 5 “Accounting for Contingencies” for all probable and estimable expenses. All periods presented utilized these same basic assumptions. The Company adjusts these reserves in light of changing facts and circumstances. The effective tax rate includes the impact of reserve provisions and changes to reserves that the Company considers appropriate.

The Company has completed various federal, state and local, and foreign tax audit cycles and, in the first quarter of 2004, accordingly removed approximately $20 million from its accrued income tax liability accounts. This one-time, non-cash item will result in a reduction to the overall effective tax rate for continuing operations for the first quarter of 2004 from 37.0% to 14.6%. The effective tax rate for the first quarter of 2003 was 37.0%. The Company remains subject to federal audits for 2002 and subsequent years, and to state and local and foreign tax audits for a variety of open years dependent upon the jurisdiction in question. The Company anticipates returning to its effective tax rate of 37.0% for the remainder of the year.

14.	Recent Accounting Pronouncements

On March 12, 2004, the Financial Accounting Standards Board issued proposed Financial Staff Position (FSP) FAS 106-b, which provides guidance on accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) for employers that sponsor postretirement health care plans that provide drug benefits. This Board-directed FSP also requires those employers to provide certain disclosures regarding the effect of the federal subsidy provided by the Act.

In the first interim and annual financial statements in which the employer includes the effects of the subsidy in measuring net periodic postretirement benefit costs or the APBO, the following disclosure is required:

•	The reduction in the APBO related to the subsidy.

•	The effect of the subsidy on the measurement of net periodic postretirement benefit cost for the current period, including the effects related to amortization of the actuarial gain, the reduction in current period service cost due to the subsidy, and the reduction in interest cost on the APBO resulting from the subsidy.

•	An explanation of any significant change in the benefit obligation not otherwise apparent in the disclosures required by the FSP.

The McGraw-Hill Companies, Inc.
Notes to Consolidated Financial Statements

Although earlier application would be permitted, the proposed FSP would be effective for the first interim or annual period beginning after June 15, 2004. Therefore, a calendar year-end company would be required to adopt the FSP in the third quarter, but may choose to adopt the new rules in the second quarter.

This FSP supersedes FSP FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” Management is currently evaluating the impact of the Act of its financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations – Comparing Three Months Ended March 31, 2004 and 2003

Consolidated Review

The Segment Review that follows is incorporated herein by reference.

In the first quarter of 2004, the Company achieved growth in revenue and income from operations. Revenue growth of 9.7% outpaced a 6.7% increase in expenses. Operating revenue for the first quarter increased $80.8 million to $911.6 million. Favorable foreign exchange rates contributed $16.1 million to revenue but negatively impacted income from continuing operations by $1.7 million.

The revenue increase is primarily attributable to growth in the Financial Services segment. Product revenue increased by $20.9 million as compared to the prior year’s first quarter, primarily due to an increase in revenue at McGraw-Hill Education. The quarter reflects the seasonal nature of the Company’s educational publishing operations, with the first quarter being the least significant. Service revenue increased by $59.9 million, an increase of 11.0%, as compared to the prior year’s first quarter, due primarily to the growth in Financial Services. Strong growth in structured finance and corporate finance (corporate finance and financial services) reflects continued favorable market conditions, including a low interest rate environment.

In January 2004, the Company sold Landoll, Frank Schaffer and the related juvenile retail publishing businesses (juvenile retail publishing business) part of the McGraw-Hill Education segment’s School Education Group. The juvenile retail publishing business produced consumer-oriented learning products for sale through educational dealers, mass merchandisers, bookstores and e-commerce. In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviewed the carrying value of the juvenile retail publishing business net assets as of December 31, 2003 and adjusted the net assets to their fair market value less cost to sell. Accordingly, in December 2003 the Company recognized impairments to the carrying value of the juvenile retail publishing business net assets of approximately $75.9 million ($54.1 million net of tax), or 28 cents per diluted share. Approximately $70.1 million of that charge was a write-off of goodwill and intangibles. As a result of the Company’s disposition of the juvenile retail publishing business, the results of these businesses are reflected as discontinued operations for all periods presented. The revenue impact by quarter for 2003 for the juvenile retail publishing business is $15.7 million for the first quarter, $18.5 million for the second quarter and $19.9 million for the third quarter.

These businesses were selected for divestiture as they no longer fit within the Company’s strategic plans. The market was considered to have limited future growth potential, possessed unique sales channels, had low profit margins and would have required significant investment to achieve a limited growth potential.

In February 2003, the Company divested S&P ComStock (ComStock), the real-time market data unit of the Financial Services segment. The sale resulted in a $56.8 million after-tax gain, 30 cents per diluted share, and an $87.0 million pre-tax gain, which is reflected as a discontinued operation on the income statement. ComStock was formerly part of the Financial Services segment. The disposition and results of operations for the period contributed $87.5 million pre-tax and $57.2 million after-tax or 30 cents per diluted share.

The divestiture of ComStock is consistent with Financial Services’ strategy of directing resources to those businesses which have the best opportunities to achieve both significant financial growth and market leadership. The divestiture enables Financial Services to bring greater focus to the objective of the investment services business in strengthening its position as the world’s leading provider of independent investment research, analysis, data and products for investment managers and advisors.

Total expenses in the first quarter of 2004 increased 6.7% primarily due to growth in the Financial Services segment. Product operating related expenses increased 3.6%, due to compensation expense increases at McGraw-Hill Education. Product operating related expenses include the amortization of prepublication costs of $32.7 million, which increased by $1.8 million as compared with the first quarter of 2003. Service operating related expenses increased 9.3% due primarily to growth in the Financial Services segment. Selling and general expenses increased 7.3%. Included in selling and general expenses is a credit of approximately $4.3 million relating to the sale leaseback accounting for the divestiture of the Company’s interest in Rock-McGraw, Inc. (See Note 12). Selling and general product expenses increased 6.6% primarily as a result of increased compensation expenses at McGraw-Hill Education. Selling and general service expenses increased $16.4 million or 8.0% from the prior year first quarter, primarily from the growth of the Financial Services segment. The Financial Services segment also incurred increased rent expense in the first quarter as a result of its move to London’s Canary Wharf. Also contributing to the increase in expense is the decline in pension income from the Company’s U.S. retirement plans. The decline in stock market performance for the 2000 through 2002 period has negatively impacted the return on the Company’s pension assets. Effective January 1, 2004, the Company changed its retirement plan’s discount rate assumption to 6.25% from 6.75% in 2003. The effect of these changes resulted in a reduction in pension income for the three months ended March 31, 2004 of $3.3 million pre-tax, or 1 cent per diluted share.

Other income for the first quarter 2003 includes $4.1 million of income from the Company’s 45% equity investment in Rock-McGraw, Inc. which was disposed of in December 2003. Additionally, amounts previously categorized as other income within operating expense have been reclassified to operating related expense and selling and general expense under the product and service captions to more accurately reflect their nature.

Interest expense decreased 35.2% to $1.7 million from $2.7 million in the first quarter of 2003. The primary reason for the decrease is the reduction in debt. There was no commercial paper outstanding as of March 31, 2004. In the same period in 2003, average commercial paper borrowings were $537.5 million. The average interest rate on commercial paper borrowings in 2003 was 1.3%. Included in 2004 is approximately $2.4 million of interest expense related to the sale leaseback of the Company’s headquarters building in New York City (See Note 12). Interest income on higher cash levels represented most of the remaining reduction in interest expense.

Income from continuing operations was $76.3 million, a $36.4 million increase over the first quarter of 2003. Excluded from the results of continuing operations are the results of S&P ComStock and the juvenile retail publishing business, which were disposed of during February 2003 and January 2004, respectively, and are accounted for as discontinued operations. ComStock was part of the Financial Services segment. The juvenile retail publishing business was part of the McGraw-Hill Education segment.

Loss from discontinued operations for the period ended March 31, 2004 was $0.6 million compared to earnings of $55.5 million for the same period in 2003. In 2004, the juvenile retail publishing business generated revenue of approximately $3.9 million and had an immaterial impact on operating profit. In 2003, the juvenile retail publishing business generated revenue and an operating loss of approximately $15.7 million and $2.6 million, respectively. In the first quarter of 2003, ComStock generated approximately $11.1 million of revenue and had an immaterial impact on operating profit. In 2003, the ComStock disposition contributed $87.5 million pre-tax and $57.2 million after-tax or 30 cents per diluted share.

The Company has completed various federal, state and local, and foreign tax audit cycles and, in the first quarter of 2004, accordingly removed approximately $20 million from its accrued income tax liability accounts.

This one-time, non-cash item will result in a reduction to the overall effective tax rate for continuing operations in the first quarter of 2004 from 37.0% to 14.6%. The effective tax rate for the first quarter of 2003 was 37.0%. The Company remains subject to federal audits for 2002 and subsequent years, and to state and local and foreign tax audits for a variety of open years dependent upon the jurisdiction in question. The Company anticipates returning to its effective tax rate of 37.0% for the remainder of the year.

Net income for the quarter decreased $19.7 million over the comparable quarter in the prior year. Included in net income in the prior year was a $57.2 million contribution from the sale of ComStock. Diluted earnings per share from continuing operations for the quarter were $0.39 versus $0.21 in the prior year. Diluted earnings per share on net income were $0.39 versus $0.50 in the prior year.

Segment Review

McGraw-Hill Education

Revenue for the McGraw-Hill Education segment increased by $16.8 million to $ 278.2 million and operating loss was $68.8 million versus $70.2 million in the first quarter of 2003. Foreign exchange rates benefited revenue by $6.1 million and had a slightly negative impact on operating profit. The segment’s performance also reflects the seasonal nature of the business, with the first quarter being the least significant and the third quarter the most significant. The new adoption market in 2004 is estimated to be $525 million, a 30% drop from prior year. The School Education Group’s revenue grew 8.6%. The Higher Education, Professional and International Group experienced revenue growth of 4.7%. The McGraw-Hill Companies continues to improve its position in higher education by growing its college and university business, the least cyclical part of that market.

During 2004, the segment realigned product lines from Higher Education, Professional and International Group to School Education Group. All years presented have been reclassified. The total revenue reclassification for the first quarter of 2003 was $3.0 million. The full year 2003 revenue reclassification will be $13.8 million for revenue, with the second quarter impact being $5.3 million, the third quarter $3.1 million and the fourth quarter $2.4 million.

The Global Transformation Project, which began in 2002, was successfully launched at select U.S. business units during the first week of April 2004. The Project, which had a pilot launch in Canada in 2003, will support the segment’s global growth objectives, provide technological enhancements to strengthen the infrastructure of management information and customer-centric services, and enable process and production improvements throughout the organization. Expenditures related to the Global Transformation Project were $8.6 million and $7.6 million for the periods ended March 31, 2004 and 2003, respectively. For the quarters ended March 31, 2004 and 2003, approximately $5.6 million and $7.6 million impacted operating profit, respectively. The total cost of this project is anticipated to be $180 million.

The McGraw-Hill School Education Group’s revenue increased $9.9 million to $125.1 million as compared to the first quarter of 2003. Higher revenue from direct instruction and alternative basal and supplemental reading educational products, such as Open Court Reading contributed positively to results. Breakthrough to Literacy and Everyday Math also contributed to growth. New products for supplemental reading and remediation such as Gear Up and FastTrack positively affected growth. Custom contract testing grew in the first quarter contributing to the segment’s revenue growth. Higher custom contract revenue was driven by the California, Wisconsin, Connecticut, West Virginia, Colorado and Maryland programs. Expenses were negatively impacted by increased scoring requirements for certain custom testing contracts.

In 2004, the School Education Group’s major adoption opportunity is in mathematics, with the greatest impact expected to occur in the second half of the year. Given the limited opportunities offered by this year’s adoption cycle competition is intense. The School Education Group’s math products are performing well in the middle and high school markets, while the Group is experiencing some softness in the lower grades. Overall, the School Education Group expects to achieve its target for this discipline. According to the Association of American Publishers’ year-to-date statistics through February 2004, total adoption and open territory sales for grades K-12, excluding testing, increased 5.8%.

McGraw-Hill Higher Education, Professional and International Group’s (HPI) revenue increased by 4.7% to $ 153.1 million for the first quarter of 2004. Higher education and international products performed well. Key titles contributing to the first quarter performance include:

•	Bodi, Investments, 6/e

•	Nickels, Understanding Business, 7/e;

•	Block, Foundations of Financial Management, 11/e

The results also reflect the growth in the Science, Engineering, and Mathematics imprints domestically. Science, technical, and medical professional products performed well but could not offset the continued softness in the trade and technology sectors. Both of these compared unfavorably to the 2003 first quarter, which had a spring backlist promotion and a distribution agreement with The Sporting News which did not recur.

School education imprints performed well in Latin America, Europe, and Canada.

Financial Services

Financial Services’ revenue increased to $456.6 million and operating profit increased $28.8 million to $173.8 million over 2003 first quarter results. Foreign exchange rates contributed $9.7 million to revenue and had a slightly negative impact on operating profit.

The Financial Services segment increase in revenue and operating profit is due primarily to the performance of structured finance ratings and corporate finance (corporate finance and financial services) ratings, which represented approximately 73% of the growth in revenue. In structured finance the continuing favorable interest rate environment led to strong growth in the issuance of U.S. residential mortgage-backed securities (RMBS) and collateralized debt obligations (CDOs). The growth in corporates is also attributable to the favorable interest rate environment and narrowing spreads, which spurred new issuance, especially high yield. In addition, revenues from recurring fees for surveillance activities and from customers on annual fee arrangements also contributed to the year-to-year increase in revenue for corporate issuances.

Total U.S. structured finance new issue dollar volume increased 18.7%, driven primarily by RMBS issuance, which grew 29.6% according to Harrison Scott Publications. While RMBS issuance was strong in the quarter, the Company expects RMBS issuance to decline in the latter half of the year as mortgage rates begin to rise. Issuance for CDOs increased over the prior year due to the favorable interest rate environment. According to Securities Data, U.S. new issue dollar volume for corporates for the first quarter of 2004 increased 9.1% with high yield dollar volume issuance increasing 79.9% continuing the momentum gained during the latter half of 2003. The growth in the dollar volume of U.S. issuance, for both the corporate and structured markets, is due primarily to favorable interest rates and spreads, as well as increasing investor confidence. International growth was also strong as the favorable trends of securitization, disintermediation and privatization continue. In Europe, issuance levels rose in the quarter with strong growth in issuance in both the corporate and structured finance sectors. Issuance for corporates was driven by growth in both high yield and investment grade issuance, while structured experienced solid growth across almost all asset classes. Counterparty credit ratings and ratings evaluation services experienced higher growth rates than more traditional ratings products.

Conditions in the financial services marketplace continued to show improvement, but demand for retail information and brokerage products is recovering slowly. Growth is expected from independent equity research products during the latter part of the year as a result of the global research settlement between the SEC and ten large investment banks. These ten banks are required to be in compliance with the settlement requirements by August 1, 2004. The segment continues to make investments in products relating to independent equity research and other new products in the areas of advisor services and indexes.

Assets under management for Exchange-Traded Funds rose to $81.3 billion at March 31, 2004 from $60.4 billion at March 31, 2003. Assets under management at December 31, 2003 were $79.8 billion.

An increase in merger and acquisition activity has favorably impacted the sale of valuation services for the quarter. According to Bloomberg Mergers and Acquisitions Database as of March 2004, the dollar volume and the number of announced deals involving a U.S. company increased 232% and 23% respectively, as compared to the first quarter of 2003. The sale of non-valuation services, such as real estate services and litigation support continues to have a favorable impact.

The financial services industry is subject to the potential for increasing regulation in the United States and abroad. The businesses conducted by the Financial Services segment are in certain cases regulated under the U.S. Investment Advisers Act of 1940, the U.S. Securities Exchange Act of 1934 and/or the laws of the states or other jurisdictions in which they conduct business.

Standard & Poor’s Ratings Services is a credit rating agency that has been designated as one of four Nationally Recognized Statistical Rating Organizations, or NRSROs, by the SEC. The SEC first began designating NRSROs in 1975 for use of their credit ratings in the determination of capital charges for registered brokers and dealers under the SEC’s Net Capital Rule. The SEC recently began examining the purpose of and the need for greater regulation of NRSROs. In January 2003, the SEC issued a report on the role and function of credit rating agencies in the operation of the securities markets. The report addressed issues that the SEC was required to examine under the Sarbanes-Oxley Act of 2002, as well as other issues arising from the SEC’s own review of credit rating agencies. In June 2003, the SEC solicited comments on a Concept Release that questioned: (1) whether the SEC should continue to designate NRSROs for regulatory purposes and, if so, what the criteria for designation should be; and (2) the level of oversight that the SEC should apply to NRSROs. As the SEC has not yet issued proposed rules or publicly announced the adoption of an alternative course of action, the Company is unable to assess the impact of any regulatory changes that may result from the SEC’s continuing review. The legal status of rating agencies has also been addressed by courts in the United States in various decisions and is likely to be considered and addressed in legal proceedings from time to time in the future.

Outside the United States, the European Parliament has adopted resolutions requiring the European Commission to analyze the desirability of registering credit rating agencies in Europe and the need for registration criteria. In addition, European Union member states are in the process of implementing the European Commission’s Market Abuse Directive, which, depending on how the directive is implemented, could affect rating agencies’ communications with issuers as part of the rating process. Local, national and multi-national bodies have considered and adopted other legislation and regulations relating to credit rating agencies from time to time and are likely to continue to do so in the future.

New legislation, regulations or judicial determinations applicable to credit rating agencies in the United States and abroad could affect Standard & Poor’s ratings’ competitive position; however, the Company does not believe that any new or currently proposed legislation, regulations or judicial determinations would have a material adverse effect on its financial condition or results of operations.

The market for credit ratings as well as research, investment advisory and broker-dealer services is very competitive. The Financial Services segment competes domestically and internationally on the basis of a number of factors, including quality of ratings, research and investment advice, client service, reputation, price, geographic scope, range of products and technological innovation. In addition, in some of the countries in which Standard & Poor’s competes, governments may provide financial or other support to locally-based rating agencies and may from time to time establish official credit rating agencies or credit ratings criteria or procedures for evaluating local issuers.

Information and Media Services Segment

In the first quarter of 2004, the Information and Media Services segment experienced a slight improvement in the soft advertising market. For the first three months of 2004 as compared to 2003, revenue increased to $176.7 million or 1.3%, while operating profits increased 9.4% to $13.7 million, as a result of cost containment efforts.

Revenue remained flat at the Business-to-Business Group compared to prior year. At BusinessWeek, advertising pages in the North American edition for the first quarter were up 2.6%, according to the Publishers Information Bureau. There was one less issue for revenue recognition purposes in 2004. U.S. energy markets continue to be affected by the actions of OPEC and the limited supply of natural gas. Also in the Business-to-Business Group, the Global Power and Coal Properties conferences took place in the first quarter of 2004, but were held in the second quarter in 2003. Attendance was up over the prior year at the Global Power conference. Oil industry information products experienced growth in the first quarter. The Aviation industry, which was in economic turmoil in 2003 due to weakness in traffic, labor issues and security demands, has leveled out resulting in advertising pages increasing slightly. The Singapore Air Show occurred in the first quarter of 2004 with no comparable event in 2003.

As of February 2004, total U.S. construction starts increased 2% versus prior year largely due to the continued strength in the single family housing market. Sales to building product manufacturers, construction contractors and service providers declined due to the weak non-residential building sector. US non-residential construction decreased 7% versus the prior year. Display advertising pages decreased, negatively impacting the growth of the construction publications. Page yields increased, but could not offset the page decline. Display advertising started the year slowly but was stronger at the end of the first quarter. Despite a slow start in 2004, commercial building is still expected to see improving trends as the year proceeds. The McGraw-Hill Construction Network, which was launched late in 2003, continues to gain momentum and drives growth for the construction products.

Revenue increased at the Broadcasting Group by approximately 5.8% in the first quarter of 2004. Strong political advertising during the first quarter of 2004 contributed positively to performance offsetting the loss of the Super Bowl which was aired by CBS in 2004. The weak ratings position of the ABC network continued. Preemptions caused by war coverage and the general economic malaise also negatively impacted the performance of the stations in the first quarter of 2003, helping comparisons. The retailing, automotive and services categories of advertisers contributed to growth while the leisure time and consumer products categories remained weak.

Liquidity and Capital Resources

The Company continues to maintain a strong financial position. The Company’s primary source of funds for operations is cash generated by operating activities. The Company’s core businesses have been strong cash generators. The Company’s income and consequently cash provided from operations during the year are significantly impacted by the seasonality of businesses, particularly educational publishing. This seasonality also impacts cash flow and related borrowing patterns. The Company typically increases its borrowing through the beginning of the first quarter and generates cash over the balance of the year. Debt financing is typically used for acquisitions and as a result of seasonality. Cash and cash equivalents decreased $291.6 million from year end to $403.9 million primarily as a result of tax payments and the repurchase of treasury shares.

Cash Flow

Operating Activities: Cash used by operations was $152.9 million for 2004, as compared to cash provided of $108.1 million in 2003. The increase in cash used by operating activities versus 2003 primarily relates to tax payments. Prepaid assets increased as a result of a tax receivable.

Income taxes payable decreased $201.5 million over prior year as a result of taxes paid relating to the sale of the Company’s 45% equity investment in Rock-McGraw, Inc., a higher than usual first quarter estimated tax payment and a large international tax payment. Also included is a $20.0 million one time non-cash reduction of the Company’s accrued income tax liability (See Note 13).

Accounts receivable (before reserves) decreased $218.0 million from the end of 2003 primarily from the seasonality of the educational business and improved collection processes for accounts receivable. Total inventories increased by $47.7 million from the end of 2003 as the Company prepares for its selling season.

Investing Activities: Cash used by investing activities was $11.9 million in the first quarter of 2004, compared to cash provided by investing activities of $62.3 million in 2003. The change over the prior year is primarily due to the difference in proceeds received from the dispositions in 2004 versus 2003.

Purchases of property and equipment totaled $17.4 million in 2004 compared with $13.2 million in 2003. The increase in spending relates to the facilities consolidation at London’s Canary Wharf, which occurred in the first quarter of 2004. For 2004, capital expenditures are expected to be approximately $140 million.

Additions to technology projects totaled $4.3 million in the first quarter of 2004 compared with $7.7 million in 2003. The decrease is primarily from increased investments in 2003 in infrastructure for the McGraw-Hill Education segment. For 2004, additions to deferred technology projects are expected to be approximately $50 million.

Net prepublication costs decreased to $461.5 million at March 31, 2004, as amortization outpaced spending. Prepublication investment totaled $35.9 million as of March 31, 2004, $2.8 million less the same period in 2003, reflecting the lighter adoption opportunities in 2004. Prepublication spending is expected to increase over the remainder of the year totaling approximately $290 million as the Company begins to ramp up spending to reflect the significant adoption opportunities in key states in 2005 and beyond.

Financing Activities: Cash used by financing activities was $126.0 million as of March 31, 2004 compared to $133.7 million in 2003. The difference is attributable to the increase in the proceeds from the exercise of employee stock options offset by a slight increase in the repurchase of treasury shares. Cash was utilized to repurchase approximately 1.6 million shares for $117.9 million in 2004.

There were no commercial paper borrowings as of March 31, 2004, a decrease of $586.8 million from March 31, 2003. The Company’s $575 million, 364-day revolving credit facility agreement, entered into on July 22, 2003 allows the Company to borrow until July 20, 2004, on which date the facility agreement terminates and the maturity of such borrowings may not be later than July 20, 2005. The Company continues to pay a facility fee of five basis points on the 364-day facility whether or not amounts have been borrowed and borrowings may be made at 15 basis points above the prevailing LIBOR rates. The commercial paper borrowings are also supported by a $625 million, five-year revolving credit facility, which expires August 15, 2005. The Company pays a facility fee of seven basis points on the five-year credit facility whether or not amounts have been borrowed, and borrowings may be made at 13 basis points above the prevailing LIBOR rates. All of the facilities contain certain covenants, and the only financial covenant requires that the Company not exceed indebtedness to cash flow ratio, as defined, of 4 to 1 at any time. This restriction has never been exceeded. At March 31, 2004 and 2003, there were no borrowings under any of the facilities.

The Company also has the capacity to issue Extendible Commercial Notes (ECNs) of $240 million. ECNs replicate commercial paper, except that the Company has an option to extend the note beyond its initial redemption date to a maximum final maturity of 390 days. However, if exercised, such an extension is at a higher reset rate, which is at a predetermined spread over LIBOR, and is related to the Company’s commercial paper rating at the time of extension. As a result of the extension option, no backup facilities for these borrowings are required. As is the case with commercial paper, ECNs have no financial covenants. There were no ECNs outstanding at March 31, 2004 and 2003.

As of March 31, 2003, eighty percent or $469.4 million of the commercial paper borrowings outstanding were classified as long-term. These amounts were determined based upon the Company’s detailed financial budgets and cash flow forecasts and supports the Company’s ability and intent to retain this debt level throughout the next year.

Under the shelf registration that became effective with the Securities and Exchange Commission in 1990, an additional $250 million of debt securities can be issued.

On January 28, 2004, the Board of Directors approved an increase in the quarterly common stock dividend of $0.03, or 11.1% to $0.30 per share.

On January 29, 2003 the Board of Directors approved a new stock repurchase program authorizing the purchase of up to 15 million additional shares, which was approximately 7.8% of the total shares of the Company’s outstanding common stock. The repurchased shares may be used for general corporate purposes, including the issuance of shares in connection with the exercise of employee stock options. Purchases under this program may be made from time to time on the open market and in private transactions depending on market conditions. The Company repurchased 1.6 million shares for $119.3 million in 2004 at an average price of approximately $76.17 per share. Approximately 2.7 million shares have been repurchased under this program through March 31, 2004.

Quantitative and Qualitative Disclosure about Market Risk

The Company is exposed to market risk from changes in foreign exchange rates. The Company has operations in various foreign countries. The functional currency is the local currency for all locations, except in the McGraw-Hill Education segment where operations that are extensions of the parent have the U.S. dollar as the functional currency. For hyper inflationary economies, such as Venezuela, the functional currency is the U.S. dollar. In the normal course of business, these operations are exposed to fluctuations in currency values. The Company does not generally enter into derivative financial instruments in the normal course of business, nor are such instruments used for speculative purposes. The Company has no such instruments outstanding at this time.

The Company has naturally hedged positions in most countries with a local currency perspective and asset and liability offsets. The gross amount of the Company’s foreign exchange balance sheet exposure from operations is $130.0 million as of March 31, 2004. Management has estimated using an undiversified value at risk analysis with 90% certainty that the foreign exchange gains and losses should not exceed $15.2 million over the next year based on the historical volatilities of the portfolio.

Recently Issued Accounting Standards

See Note 14 to the Company’s consolidated financial statements for disclosure of the impact that recently issued accounting standards will have on the Company’s financial statements.

“Safe Harbor” Statement Under the Private Securities Litigation Reform Act of 1995

This section, as well as other portions of this document, includes certain forward-looking statements about the Company’s business, new products, sales, expenses, cash flows, and operating and capital requirements. Such forward-looking statements include, but are not limited to: the strength of the U.S. and global economy; Educational Publishing’s level of success in 2004 adoptions and enrollment and demographic trends; the level of educational funding; the level of education technology investments; the strength of Higher Education, Professional and International publishing markets and the impact of technology on them; the level of interest rates and the strength of the economic recovery, profit levels and the capital markets in the U.S. and abroad with respect to Standard & Poor’s Credit Market Services; the level of success of new product development and global expansion and strength of domestic and international markets at Standard & Poor’s Investment Services; the regulatory environment affecting Standard & Poor’s; the level of merger and acquisition activity in the U.S. and abroad; the strength of the domestic and international advertising markets; the volatility of the energy marketplace; the contract value of public works, manufacturing and single family unit construction; the strength of the domestic and international advertising markets; Broadcasting’s level of advertising; and the level of future cash flow, debt levels, product related manufacturing expenses, pension income, capital, technology and other expenditures and prepublication cost investment.

Actual results may differ materially from those in any forward-looking statements because any such statements involve risks and uncertainties and are subject to change based upon various important factors, including, but not limited to, worldwide economic, financial, political and regulatory conditions; currency and foreign exchange volatility; the health of capital and equity markets, including future interest rate changes; the implementation of an expanded regulatory scheme affecting Standard & Poor’s ratings and services; the level of funding in the education market (both domestically and internationally); the pace of recovery of the economy and in advertising; continued investment by the construction, computer and aviation industry; the successful marketing of new products, and the effect of competitive products and pricing.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company has no material changes to the disclosure made on this matter in the Company’s report on Form 10-K for the year ended December 31, 2003. Please see the financial condition section in Item 2 of this Form 10-Q for additional market risk disclosures.

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

As of March 31, 2004, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2004. There have been no changes in the Company’s internal controls over financial reporting during the most recent quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II

Other Information

Item 1. Legal Proceedings

In the normal course of business both in the United States and abroad, the Company and its subsidiaries are defendants in numerous legal proceedings and are also involved, from time to time, in governmental and self-regulatory agency proceedings, which may result in adverse judgments, damages, fines or penalties. In addition, various governmental and self-regulatory agencies regularly make inquiries and conduct investigations concerning compliance with applicable laws and regulations. Based on information currently known by the Company’s management, the Company does not believe that any pending legal, governmental or self-regulatory proceedings or investigations will result in a material adverse effect on its financial condition or results of operations.

Item 2. Changes in Securities and Use of Proceeds

The following table provides information on purchases made by the Company of its outstanding common stock during the first quarter of 2004 pursuant to the stock repurchase program authorized on January 29, 2003 by the Board of Directors. The stock repurchase program authorizes the purchase of up to 15 million additional shares, which was approximately 7.8% of the total shares of the Company’s outstanding common stock. The repurchase program has no expiration date. The repurchased shares may be used for general corporate purposes, including the issuance of shares in connection with the exercise of employee stock options. Purchases under this program may be made from time to time on the open market and in private transactions depending on market conditions. There were no other share repurchases outside the above stock repurchase program.

			(c)Total Number	(d) Maximum Number
			of Shares (or	(or Approximate
	(a)Total		Units) Purchased	Dollar Value) of
	Number of		as Part of	Shares (or Units)
	Shares (or	(b)Average	Publicly	that may yet be
	Units)	Price Paid per	Announced Plans	Purchased Under the
	Purchased	Share (or	or Programs	Plans or Programs
Period	(in millions)	Unit)	(in millions)	(in millions)
(Jan. 1 – Jan. 31, 2004)	—	—	—	—
(Feb. 1 – Feb. 29, 2004)	—	—	—	—
(Mar. 1 – Mar 31, 2004)	1.6	$76.17	2.7	12.3

Total	1.6		2.7	12.3

Item 6.	Exhibits and Reports on Form 8-K		Page Number
	(a )	Exhibits

	(12)	Computation of Ratio of Earnings to Fixed Charges	28

	(15)	Letter on Unaudited Interim Financial Information	29

	(31.1)	Quarterly Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	30-31

	(31.2)	Quarterly Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	32-33

	(32)	Quarterly Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	34

	(b )	Reports on Form 8-K. A Form 8-K was filed on, and dated, January 27, 2004 with respect to Item 9 (and furnished pursuant to Item 12) of said Form.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE MCGRAW-HILL COMPANIES, INC.

Date: April 30, 2004	By	/s/ Robert J. Bahash Robert J. Bahash Executive Vice President and Chief Financial Officer

Date: April 30, 2004	By	/s/ Kenneth M. Vittor Kenneth M. Vittor Executive Vice President and General Counsel

Date: April 30, 2004	By	/s/ Talia M. Griep Talia M. Griep Corporate Controller and Senior Vice President, Global Business Services