Form 10-Q
period 2004-06-30
MCGRAW-HILL COMPANIES INC
filed 2004-07-30
CIK 64040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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

YES [X]       NO [ ]

On June 16, 2004 there were approximately 190.0 million shares of common stock (par value $1.00 per share) outstanding.

The McGraw-Hill Companies, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
of The McGraw-Hill Companies, Inc.

We have reviewed the consolidated balance sheet of The McGraw-Hill Companies, Inc., as of June 30, 2004, and the related consolidated statements of income for the three-month and six-month periods ended June 30, 2004 and 2003, and the consolidated statements of cash flows for the six-month periods ended June 30, 2004 and 2003. These financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the consolidated interim financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of The McGraw-Hill Companies, Inc. as of December 31, 2003, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended, not presented herein, and in our report dated January 27, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Ernst & Young LLP

July 27, 2004

Part I
Financial Information

Item 1. Financial Statements

The McGraw-Hill Companies, Inc.

Consolidated Statement of Income

Periods Ended June 30, 2004 and 2003

	Three Months		Six Months
(in thousands, except per-share data)	2004	2003	2004	2003
Revenue (Note 3)
Product revenue	$561,595	$579,655	$868,328	$865,537
Service revenue	668,702	592,364	1,273,544	1,137,296

Total revenue	1,230,297	1,172,019	2,141,872	2,002,833
Expenses
Operating related expense
Product	265,037	271,901	438,892	439,708
Service	213,737	205,279	417,950	392,061

Total Operating related expense	478,774	477,180	856,842	831,769
Selling and general expense
Product	230,908	237,115	422,073	416,501
Service	225,789	203,403	448,022	409,228

Total Selling and general expense	456,697	440,518	870,095	825,729
Depreciation	22,992	20,616	45,188	41,273
Amortization of intangibles	6,774	8,459	13,639	16,918

Total expenses	965,237	946,773	1,785,764	1,715,689
Other income (Note 12)	—	4,085	—	8,139

Income from operations	265,060	229,331	356,108	295,283
Interest expense	2,161	2,673	3,898	5,352

Income from continuing operations before taxes on income	262,899	226,658	352,210	289,931
Provision for taxes on income (Note 13)	97,273	83,863	110,318	107,273

Income from continuing operations	165,626	142,795	241,892	182,658
Discontinued operations (Note 4):
Earnings from operations of discontinued components:
ComStock (including gain on disposal of $86,953 in 2003)	—	—	—	87,490
Income tax expense	—	—	—	30,304

Earnings on discontinued operations	—	—	—	57,186

Juvenile retail publishing business	—	(1,206)	(931)	(3,831)
Income tax benefit	—	(446)	(344)	(1,417)

Loss from discontinued operations	—	(760)	(587)	(2,414)

(Loss)/ Earnings from discontinued operations	—	(760)	(587)	54,772

Net income (Notes 1 and 2)	$165,626	$142,035	$241,305	$237,430
Basic earnings per common share
Income from continuing operations	$0.87	$0.75	$1.27	$0.96
Net income	$0.87	$0.75	$1.27	$1.25
Diluted earnings per common share
Income from continuing operations	$0.86	$0.75	$1.25	$0.95
Net income	$0.86	$0.74	$1.25	$1.24
Average number of common shares outstanding: (Note 10)
Basic	189,590	189,830	190,113	190,485
Diluted	192,607	191,274	193,076	191,705

See accompanying notes.

The McGraw-Hill Companies, Inc.

Consolidated Balance Sheet

	June 30,	Dec. 31,	June 30,
(in thousands)	2004	2003	2003
ASSETS
Current assets:
Cash and equivalents	$383,578	$695,591	$94,820
Accounts receivable (net of allowance for doubtful accounts and sales returns)(Note 5)	947,927	956,439	931,100
Inventories (Note 5)	357,354	301,187	427,097
Deferred income taxes	235,221	226,068	167,039
Prepaid and other current assets (Note 6)	114,645	76,867	114,066

Total current assets	2,038,725	2,256,152	1,734,122

Prepublication costs (net of accumulated amortization) (Note 5)	455,395	463,635	520,761
Investments and other assets:
Investment in Rock-McGraw, Inc. - at equity (Note 12)	—	—	127,582
Prepaid pension expense (Note 11)	293,825	288,244	274,494
Other	220,493	215,732	222,583

Total investments and other assets	514,318	503,976	624,659

Property and equipment - at cost	1,109,567	1,131,426	1,065,871
Less - accumulated depreciation	657,083	664,098	633,985

Net property and equipment	452,484	467,328	431,886
Goodwill and Intangible Assets - at cost:
Goodwill - net	1,240,326	1,239,877	1,294,170
Copyrights - net	236,460	244,869	259,954
Other intangible assets - net	178,033	188,933	196,914

Net goodwill and intangible assets	1,654,819	1,673,679	1,751,038

Total assets	$5,115,741	$5,364,770	$5,062,466

See accompanying notes.

The McGraw-Hill Companies, Inc.

Consolidated Balance Sheet

	June 30,	Dec. 31,	June 30,
(in thousands)	2004	2003	2003
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable	$4,398	$25,955	$112,177
Accounts payable	276,025	306,157	309,174
Accrued royalties	58,560	121,047	58,954
Accrued compensation and contributions to retirement plans (Note 11)	271,072	352,061	241,737
Income taxes currently payable	96,727	246,943	179,023
Unearned revenue	654,080	595,418	575,794
Deferred gain on sale leaseback (Note 12)	7,516	7,516	—
Other current liabilities (Note 6)	332,478	338,637	308,135

Total current liabilities	1,700,856	1,993,734	1,784,994

Other liabilities:
Long-term debt (Note 7)	380	389	421,277
Deferred income taxes	170,316	171,187	166,094
Accrued postretirement healthcare and other benefits (Note 11)	166,775	168,051	170,929
Deferred gain on sale leaseback (Note 12)	201,069	204,783	—
Other non-current liabilities	270,569	269,575	259,927

Total other liabilities	809,109	813,985	1,018,227

Total liabilities	2,509,965	2,807,719	2,803,221

Shareholders’ equity (Notes 8 & 9):
Capital stock	205,854	205,854	205,853
Additional paid-in capital	112,641	86,501	84,736
Retained income	3,280,199	3,153,195	2,806,242
Accumulated other comprehensive income	(65,529)	(69,524)	(84,159)

	3,533,165	3,376,026	3,012,672
Less - common stock in treasury-at cost	899,662	801,062	727,968
Unearned compensation on restricted stock	27,727	17,913	25,459

Total shareholders’ equity	2,605,776	2,557,051	2,259,245

Total liabilities & shareholders’ equity	$5,115,741	$5,364,770	$5,062,466

The McGraw-Hill Companies, Inc.

Consolidated Statement of Cash Flows

For the Six Months Ended June 30, 2004 and 2003

(in thousands)	2004	2003
Cash flows from operating activities
Net income	$241,305	$237,430
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	45,277	41,989
Amortization of intangibles	13,639	17,318
Amortization of prepublication costs	105,151	101,036
Provision for losses on accounts receivable	8,483	18,548
Gain on sale of S&P ComStock	—	(86,953)
Other	3,777	(6,512)
Changes in assets and liabilities net of effect of acquisitions and dispositions:
(Increase)/Decrease in accounts receivable	(10,872)	48,954
(Increase) in inventories	(89,363)	(64,107)
(Increase)in prepaid and other current assets	(42,860)	(20,851)
(Decrease) in accounts payable and accrued expenses	(168,520)	(128,484)
Increase in unearned revenue	60,400	31,387
(Decrease) in other current liabilities	(3,800)	(4,160)
(Decrease)/Increase in interest and income taxes currently payable	(120,153)	96,860
Net change in deferred income taxes	(10,398)	3,602
Net change in other assets and liabilities	(3,851)	(10,381)

Cash provided by operating activities	28,215	275,676

Investing activities
Investment in prepublication costs	(104,938)	(89,666)
Purchases of property and equipment	(39,028)	(40,510)
Acquisition of businesses and equity interests	(4,753)	(1,878)
Disposition of property, equipment and businesses	45,678	120,517
Additions to technology projects	(6,596)	(12,744)

Cash (used for) investing activities	(109,637)	(24,281)

Financing activities
(Payments)of short-term debt - net	(21,693)	(45,156)
Dividends paid to shareholders	(114,301)	(103,276)
Repurchase of treasury shares	(223,025)	(103,074)
Exercise of stock options	132,171	29,295
Other	(166)	(220)

Cash (used for) financing activities	(227,014)	(222,431)

Effect of exchange rate changes on cash	(3,577)	7,670

Net change in cash and equivalents	(312,013)	36,634
Cash and equivalents at beginning of period	695,591	58,186

Cash and equivalents at end of period	$383,578	$94,820

See accompanying notes.

The McGraw-Hill Companies, Inc.

Notes to Consolidated Financial Statements

1.	Basis of Presentation

The financial information in this report has not been audited, but in the opinion of management all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly such information have been included. The operating results for the three and six months ended June 30, 2004 and 2003 are not necessarily indicative of results to be expected for the full year due to the seasonal nature of some of the Company’s businesses. The financial statements included herein should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

In December 2002, The FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of SFAS No. 123.” This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation, and requires additional disclosures in interim and annual financial statements. The disclosure in interim periods requires pro forma net income and net income per share as if the Company adopted the fair value method of accounting for stock-based awards. Pro forma net income and earnings per share primarily reflecting compensation cost for the fair value of stock options were as follows:

	Three Months		Six Months
(in thousands except earnings per share data)	2004	2003	2004	2003
Net income, as reported	$165,626	$142,035	$241,305	$237,430
Stock-based compensation cost included in net income, net of tax	3,380	3,888	6,299	6,873
Fair value of stock based compensation cost, net of tax	(13,796)	(13,843)	(27,294)	(30,268)

Pro forma net income	$155,210	$132,080	$220,310	$214,035

Basic earnings per common share
As reported	$0.87	$0.75	$1.27	$1.25
Pro forma	$0.82	$0.70	$1.16	$1.12
Diluted earnings per common share
As reported	$0.86	$0.74	$1.25	$1.24
Pro forma	$0.81	$0.69	$1.14	$1.12
Basic weighted average shares outstanding	189,590	189,830	190,113	190,458
Diluted weighted average shares outstanding	192,607	191,274	193,076	191,705

The McGraw-Hill Companies, Inc.

Notes to Consolidated Financial Statements

2.	Comprehensive Income

The following table is a reconciliation of the Company’s net income to comprehensive income for the three and six month periods ended June 30:

	Three Months		Six Months
(in thousands)	2004	2003	2004	2003
Net income	$165,626	$142,035	$241,305	$237,430
Other comprehensive income net of tax:
Foreign currency translation
adjustments	(1,055)	18,240	3,995	19,806

Comprehensive income	$164,571	$160,275	$245,300	$257,236

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

Operating profit by segment is the primary basis for the chief operating decision maker of the Company, the Executive Committee, to evaluate the performance of each segment. A summary of operating results by segment for the three and six months ended June 30, 2004 and 2003 follows:

(in thousands)	2004		2003
		Operating		Operating
Three Months	Revenue	Profit	Revenue	Profit
McGraw-Hill Education	$531,721	$57,055	$543,236	$55,626
Financial Services	504,472	214,205	439,365	171,557
Information and Media Services	194,104	24,841	189,418	24,443

Total operating segments	1,230,297	296,101	1,172,019	251,626
General corporate expense	—	(31,041)	—	(22,295)
Interest expense	—	(2,161)	—	(2,673)

Total Company	$1,230,297	$262,899 *	$1,172,019	$226,658 *

*	Income from continuing operations before taxes on income.

The McGraw-Hill Companies, Inc.

Notes to Consolidated Financial Statements

	2004		2003
(in thousands)	Revenue	Operating Profit	Revenue	Operating Profit
Six Months
McGraw-Hill Education	$809,918	$(11,741)	$804,666	$(14,554)
Financial Services	961,107	388,044	834,260	316,548
Information and Media Services	370,847	38,492	363,907	36,919

Total operating segments	2,141,872	414,795	2,002,833	338,913
General corporate expense	—	(58,687)	—	(43,630)
Interest expense	—	(3,898)	—	(5,352)

Total Company	$2,141,872	$352,210 *	$2,002,833	$289,931 *

*	Income from continuing operations before taxes on income.

4.	Dispositions

In January 2004, the Company divested Landoll, Frank Schaffer and related juvenile retail publishing businesses (juvenile retail publishing business) which was part of the McGraw-Hill Education segment’s School Education Group. The juvenile retail publishing business produced consumer-oriented learning products for sale through educational dealers, mass merchandisers, bookstores, and e-commerce. As a result of this planned disposition, as of December 31, 2003, in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company reviewed the carrying value of the juvenile retail publishing business net assets and adjusted the net assets to their fair market value less cost to sell. Accordingly, during 2003 the Company recognized impairments to the carrying value of the juvenile retail publishing business net assets of approximately $75.9 million ($54.1 million net of tax), or 28 cents per diluted share in 2003. Approximately $70.1 million of that charge was a write-off of goodwill and intangibles. For the six months ended June 30, 2004, the juvenile retail publishing business generated revenue of approximately $3.9 million and had negligible operating results. For the three months and six months ended June 30, 2003, the juvenile retail publishing business generated $18.5 million and $34.2 million of revenue and had negative operating results of $1.2 million and $3.8 million, respectively.

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

The McGraw-Hill Companies, Inc.

Notes to Consolidated Financial Statements

The sale of ComStock to Interactive Data Corporation resulted in the receipt of $115.0 million in cash, an after-tax cash flow impact of $78.7 million, and a reduction in net assets of $28.0 million, which includes a reduction in net goodwill and intangible assets of $14.3 million. The revenue recorded from ComStock for the six months ended June 30, 2003 was $11.1 million, ComStock had negligible operating results.

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

5.	Allowances, Inventories and Accumulated Amortization of Prepublication Costs

The allowances for doubtful accounts and sales returns, the components of inventory and the accumulated amortization of prepublication costs were as follows:

	June 30,	Dec. 31,	June 30,
(in thousands)	2004	2003	2003
Allowance for doubtful accounts	$87,722	$103,996	$102,704

Allowance for sales returns	$83,673	$135,828	$88,325

Inventories:
Finished goods	$324,898	$273,097	$385,777
Work-in-process	11,853	12,944	14,986
Paper and other materials	20,603	15,146	26,334

Total inventories	$357,354	$301,187	$427,097

Accumulated amortization of prepublication costs	$930,797	$1,037,142	$862,039

6.	Receivables from/Payables to Broker-dealers and Dealer Banks

The Company had $109.1 million, and $400.0 million of matched purchase and sale commitments at December 31, 2003 and June 30, 2003, respectively. There were no such transactions as of June 30, 2004. Only those transactions not closed at the settlement date are reflected in the balance sheet as receivables and payables.

7.	Long-term Debt

A summary of long-term debt follows:

	June 30,	Dec. 31,	June 30,
(in thousands)	2004	2003	2003
Commercial paper supported by bank revolving credit agreements	$—	$—	$420,880
Other	380	389	397

Total long-term debt	$380	$389	$421,277

The McGraw-Hill Companies, Inc.

Notes to Consolidated Financial Statements

The Company’s $575 million, 364-day revolving credit facility agreement, allowed it to borrow until July 20, 2004, on which date the facility agreement terminated and the maturity of such borrowings could not be later than July 20, 2005. The Company paid a facility fee of five basis points on the 364-day facility whether or not amounts have been borrowed and borrowings could be made at 15 basis points above the prevailing LIBOR rates. The commercial paper borrowings are also supported by a $625 million, five-year revolving credit facility, which expires August 15, 2005. The Company paid a facility fee of seven basis points on the five-year credit facility whether or not amounts had been borrowed, and borrowings could be made at 13 basis points above the prevailing LIBOR rates.

On July 20, 2004, the Company replaced the 364-day revolving credit facility agreement and five-year revolving credit facility agreement with a new five-year revolving credit facility agreement of $1.2 billion which expires on July 20, 2009. The Company pays a facility fee of seven basis points on the credit facility whether or not amounts have been borrowed, and borrowings may be made at 13 basis points above the prevailing LIBOR rates.

All of the facilities contain certain covenants, and the only financial covenant requires that the Company not exceed indebtedness to cash flow ratio, as defined of 4 to 1 at any time. This restriction has never been exceeded.

As of June 30, 2004 and 2003 there were no borrowings under any of the facilities. As of June 30, 2003 eighty percent or $420.9 million of the commercial paper borrowings outstanding were classified as long-term.

8.	Capital Structure

The number of common shares reserved for issuance for employee stock plan awards and under the Director Deferred Stock Ownership Plan, were as follows:

	June 30,	Dec. 31,	June 30,
(in thousands)	2004	2003	2003

Stock based awards	32,824	25,817	27,344

The number of common shares issued upon exercise of stock based awards were as follows:

Stock based awards exercised	2,636	2,027	696

9.	Cash Dividends

Cash dividends per share declared during the three and six months ended June 30, 2004 and 2003 were as follows:

	Three Months		Six Months
	2004	2003	2004	2003
Common stock	$0.30	$0.27	$0.60	$0.54

The McGraw-Hill Companies, Inc.

Notes to Consolidated Financial Statements

10.	Common Shares Outstanding

A reconciliation of the number of shares used for calculating basic earnings per common share and diluted earnings per common share for the three and six months ended June 30, 2004 and 2003 follows:

	Three Months		Six Months
(in thousands)	2004	2003	2004	2003
Average number of common shares Outstanding	189,590	189,830	190,113	190,458
Effect of stock options	3,017	1,444	2,963	1,247

Average number of common shares outstanding including effect of dilutive securities	192,607	191,274	193,076	191,705

Restricted performance shares outstanding at June 30, 2004 and 2003 of 764,000 and 758,000 were not included in the computation of diluted earnings per common shares because the necessary vesting conditions have not yet been met.

11.	Retirement Plans

A summary of net periodic benefit expense/(income) for the Company’s defined benefit plans and postretirement healthcare and other benefits for the three and six months ended June 30, 2004 and 2003 are as follows:

	Three Months		Six Months
(in thousands)	2004	2003	2004	2003
Define Benefit Plan
Service cost	$10,599	$8,985	$21,431	$17,970
Interest cost	13,711	12,567	27,315	25,134
Expected return on plan assets	(24,470)	(24,088)	(49,063)	(48,176)
Transition Asset	—	50	—	100
Amortization of prior service cost	94	109	294	218
Recognized net actuarial loss/(gain)	130	(958)	130	(1,916)

	$64	$(3,335)	$107	$(6,670)

	Three Months		Six Months
(in thousands)	2004	2003	2004	2003
Postretirement Healthcare and Other
Service cost	$2,487	$2,182	$4,974	$4,364
Interest cost	10,351	10,851	20,702	21,702
Expected return on plan assets	—	—	—	—
Amortization of prior service cost	(2,375)	(3,549)	(4,750)	(7,098)
Recognized net actuarial (gain)	—	—	—	—

	$10,463	$9,484	$20,926	$18,968

The McGraw-Hill Companies, Inc.

Notes to Consolidated Financial Statements

In 2004, the assumed rate of return on plan assets is 8.75% based on a market-related value of assets, which recognizes changes in market value over five years. Effective, January 1, 2004, the Company changed it discount rate assumptions on it retirement plans to 6.25% from 6.75% in 2003. The effect of this change on pension income for the three months ended and six months ended June 30, 2004 was a reduction of $3.3 million pretax, or one cent per diluted share, and $6.6 million pretax, or two-cents per diluted share, respectively. There has been no significant change in the Company’s expected contribution to the above plans from what was disclosed in the Company’s 2003 consolidated financial statements.

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

The Company will remain an anchor tenant of what will continue to be known as The McGraw-Hill Companies building and will continue to lease space from Rock-McGraw, Inc., under an existing lease for approximately 16 years. Currently, the Company leases approximately 18% of the building space. The lease is being accounted for as an operating lease. Pursuant to sale leaseback accounting rules, as a result of the Company’s continued involvement, a gain of approximately $212.3 million was deferred and will be amortized over the remaining lease term as a reduction in rent expense. In the three and six months ended June 30, 2004, the Company recognized a reduction in rent expense of $4.3 million and $8.6 million, respectively. Also included in the three and six months ended June 30, 2004 is interest expense related to this sale leaseback of $2.4 million and $4.8 million, respectively. In the three months and six months ended June 30, 2003, approximately $4.0 million and $8.1 million, respectively, relating to the Company earnings in its 45% equity interest in Rock-McGraw, Inc. is included in other income.

13.	Income Taxes

In calculating the provision for income taxes on an interim basis, the Company uses an estimate of the annual effective tax rate based upon the facts and circumstances known. The Company’s effective tax rate is based on expected income, statutory tax rates and permanent differences between financial statement and tax return income applicable to the Company in the various jurisdictions in which the Company operates. Significant judgment is required in determining the Company’s effective tax rate and in evaluating the Company’s tax position. The Company establishes reserves when, despite its belief that the tax return positions are fully supportable, it believes that certain positions are likely to be challenged and it may not succeed. Based on an evaluation of the Company’s tax positions, the Company believes that it is appropriately accrued under SFAS No. 5, “Accounting for Contingencies” for all probable and estimable expenses. All periods presented utilized these same basic assumptions. The Company adjusts these reserves in light of changing facts and circumstances. The effective tax rate includes the impact of reserve provisions and changes to reserves that the Company considers appropriate.

The McGraw-Hill Companies, Inc.

Notes to Consolidated Financial Statements

The Company has completed various federal, state and local, and foreign tax audit cycles and, in the first quarter of 2004, accordingly removed approximately $20 million from its accrued income tax liability accounts. This non-cash item resulted in a reduction to the overall effective tax rate for continuing operations for the first six months 2004 from 37.0% to 31.3%. The effective tax rate for the six months ended June 30, 2003 was 37.0%. The Company remains subject to federal audits for 2002 and subsequent years, and to state and local and foreign tax audits for a variety of open years dependent upon the jurisdiction in question. The Company anticipates that its effective tax rate will be 37.0% for the remainder of the year.

14.	Recent Accounting Pronouncements

On May 19, 2004, the Financial Accounting Standards Board issued Financial Staff Position (FSP) FAS 106-2, which provides guidance on accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) for employers that sponsor postretirement health care plans that provide drug benefits. This Board-directed FSP also requires those employers to provide certain disclosure regarding the effect of the federal subsidy provided by the Act.

In the first interim and annual financial statements in which the employer includes the effects of the subsidy in measuring net periodic postretirement benefit costs or the Accumulated Benefit Plan Obligation (APBO), the following disclosure is required:

•	The reduction in the APBO related to the subsidy.

•	The effect of the subsidy on the measurement of net periodic postretirement benefit cost for the current period, including the effects related to amortization of the actuarial gain, the reduction in current period service cost due to the subsidy, and the reduction in interest cost on the APBO resulting from subsidy.

•	An explanation of any significant change in the benefit obligation not otherwise apparent in the disclosure required by the FSP.

Although earlier application would be permitted, the proposed FSP would be effective for the first interim or annual period beginning after June 15, 2004. Therefore, a calendar year-end company would be required to adopt the FSP in the third quarter.

This FSP supersedes FSP FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” Management has evaluated the impact of the Act on the Company’s financial statement and has determined that the Act will not have a material impact on the Company’s consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - Comparing Three Months Ended June 30, 2004 and 2003

Consolidated Review

The Segment Review that follows is incorporated herein by reference.

In the second quarter of 2004, the Company achieved growth in revenue and income from continuing operations. Revenue growth of 5.0% outpaced a 2.0% increase in expenses. Revenue for the second quarter increased $58.3 million to $1.2 billion. Favorable foreign exchange rates contributed $8.3 million to revenue and had a slightly favorable impact on income from continuing operations.

The revenue increase is primarily attributable to growth in the Financial Services segment. Product revenue decreased by $18.1 million as compared to the prior year’s second quarter, primarily due to a decrease in revenue at McGraw-Hill Education. The segment’s performance reflects a decrease in adoption opportunities in 2004 compared to 2003. The quarter also reflects the seasonal nature of the Company’s educational publishing operations, with the first half of the year being the least significant. Service revenue increased by $76.3 million, an increase of 12.9%, as compared to the prior year’s second quarter, due primarily to the growth in Financial Services. Strong growth in structured finance and corporate finance ratings (corporate finance and financial services) reflect continued favorable market conditions, including a low interest rate environment.

In January 2004, the Company sold Landoll, Frank Schaffer and the related juvenile retail publishing businesses (juvenile retail publishing business), part of the McGraw-Hill Education segment’s School Education Group. The juvenile retail publishing business produced consumer-oriented learning products for sale through educational dealers, mass merchandisers, bookstores and e-commerce. As a result of the Company’s disposition of the juvenile retail publishing business, the results of these businesses are reflected as discontinued operations for all periods presented. The revenue impact for the second quarter of 2003 for the juvenile retail publishing business was $18.5 million.

These businesses were selected for divestiture as they no longer fit within the Company’s strategic plans. The market was considered to have limited future growth potential, possessed unique sales channels, had low profit margins and would have required significant investment to achieve a limited growth potential.

Total expenses in the second quarter of 2004 increased 2.0% primarily due to growth in the Financial Services segment. Product operating related expenses decreased 2.5%, due to cost containment programs at McGraw-Hill Education. Product operating related expenses include the amortization of prepublication costs of $72.5 million, which increased by $4.4 million as compared with the second quarter of 2003. Service operating related expenses increased 4.1% due primarily to growth in the Financial Services segment. Selling and general expenses increased 3.7%. Included in selling and general expenses is a credit of approximately $4.3 million relating to the sale leaseback accounting for the divestiture of the Company’s interest in Rock-McGraw, Inc. (See Note 12). In addition, general corporate expense increased $8.7 million as a result of an increase in vacant space, which is expansion rental space retained at corporate and expenses relating to professional fees for various corporate initiatives. Selling and general product expenses decreased 2.6% primarily as a result of cost containment efforts at McGraw-Hill Education. Selling and general service expenses increased $22.4 million or 11.0% from the second quarter of 2003, primarily from the growth of the Financial Services segment. The Financial Services segment also incurred increased rent expense in the second quarter as a result of its move to London’s Canary Wharf. Also contributing to the increase in expense is the decline in pension income from the Company’s U.S. retirement plans. The decline in stock market performance for the 2000 through 2002 period has negatively impacted the return on the Company’s pension assets. Effective January 1, 2004, the Company changed its retirement plans discount rate assumption to 6.25% from 6.75% in 2003. The effect of these changes was a reduction in pension income for the three months ended June 30, 2004 was $3.3 million pre-tax, or 1 cent per diluted share.

Other income for the second quarter of 2003 includes $4.0 million of income from the Company’s 45% equity investment in Rock-McGraw, Inc. which was disposed of in December 2003. Additionally, amounts previously categorized as other income-net within operating expense have been reclassified to the product and service captions to more accurately reflect their nature.

Interest expense decreased 19.2% to $2.2 million from $2.7 million in the second quarter of 2003. The primary reason for the decrease is the reduction in debt. There was no commercial paper outstanding for the three months ended June 30, 2004. In the same period in 2003, average commercial paper borrowings were $562.6 million. The average interest rate on commercial paper borrowings in 2003 was 1.3%. Included in the 2004 second quarter results is approximately $2.4 million of interest expense related to the sale leaseback of the Company’s headquarters building in New York City (See Note 12). Interest income on higher cash levels represented most of the remaining reduction in interest expense.

Income from continuing operations was $165.6 million, a $22.8 million increase over the second quarter of 2003. Excluded from the 2003 income from continuing operations are the results of the juvenile retail publishing business, which was disposed of during January 2004, and is accounted for as a discontinued operation. The juvenile retail publishing business was part of the McGraw-Hill Education segment.

Loss from discontinued operations for the quarter ended June 30, 2003 was $0.8 million. For the quarter ended June 30, 2003, the juvenile retail publishing business generated revenue of approximately $18.5 million and had negative operating results of $1.2 million.

Net income for the quarter increased 16.6% or $23.6 million over the comparable quarter in the prior year. The provision for taxes as a percent of income before taxes is 37.0% and is consistent with prior year second quarter.

Diluted earnings per share from continuing operations for the quarter were $0.86 versus $0.75 in the prior year. Diluted earnings per share on net income were $0.86 versus $0.74 in the prior year.

Segment Review

McGraw-Hill Education

Revenue for the McGraw-Hill Education segment decreased by $11.5 million to $531.7 million and operating profit was $57.1 million versus $55.6 million in the second quarter of 2003. Foreign exchange benefited revenue $1.5 million and had a immaterial impact on operating profit. The segment’s performance reflects a decrease in adoption opportunities in 2004 compared to 2003 as well as the seasonal nature of the business, with the first half of the year being the least significant.

During 2004, the segment realigned certain product lines between the School Education Group and the Higher Education, Professional and International Group. All years presented have been reclassified. The net revenue reclassification for the second quarter of 2003 was $3.2 million from the School Education Group to the Higher Education, Professional and International Group. The full year 2003 net revenue restatement will be $11.8 million from Higher Education, Professional and International Group to School Education Group.

The Global Transformation Project (GTP), which began in 2002, was successfully launched at certain U.S. business units during the first week of April 2004. GTP, which had a pilot launch in Canada in 2003, will support the segment’s global growth objectives, provide technological enhancements to strengthen the infrastructure of management information and customer-centric services, and enable process and production improvements throughout the organization. Expenditures related to GTP were $5.6 million and $13.7 million for the quarters ended June 30, 2004 and 2003, respectively. For the quarters ended June 30, 2004 and 2003, approximately $4.7 million and $7.7 million impacted operating profit, respectively. The total cost of this project is anticipated to be $180.0 million.

The McGraw-Hill School Education Group’s revenue decreased 6.7% or $24.3 million to $340.2 million as compared to the second quarter of 2003. The decrease from prior year is a result of the adoption opportunities available and size and timing of open territory opportunities. In 2004, the new adoption market is estimated to be $535 - $540 million for the full year, dropping almost 30% from prior year. Several states have announced increases in educational funding, as it appears that some of the earlier budget issues have been resolved. These states include Alabama, Florida, Kentucky, Tennessee and Virginia. Conversely, some larger districts and some portions of Ohio and Oregon may experience spending cutbacks due to funding issues. Given the limited opportunities offered by this year’s adoption cycle, competition is intense.

The second quarter of 2003 benefited from the North Carolina and Texas middle school and high school social studies adoptions and a large open territory adoption for elementary and middle school math programs in New York City. The New York City second year math purchase is expected in the third quarter of 2004. The School Education Group’s major adoption opportunity in 2004 is in mathematics. During the quarter, the Group’s math products performed well in the middle and high school markets, specifically in the adoption states of Florida and North Carolina. The School Education Group currently has five program offerings in mathematics. All of these programs are performing well with the exception of the K-6 basal offering which is experiencing some softness; however, the Group expects to achieve more than a 30% capture rate for the K-12 math adoptions.

Custom contract testing, which includes a customized assessment program for Qatar, grew in the second quarter contributing to the School Education Group’s growth. The adult education assessment product, the Tests of Adult Basic Education, continued to show a strong performance in the market place. Expenses continued to be negatively impacted by increased scoring requirements for certain custom testing contracts.

McGraw-Hill Higher Education, Professional and International Group’s (HPI) revenue increased by 7.2% to $191.5 million for the second quarter of 2004. The results reflect growth in international sales with school education imprints performing well in Europe and Latin America. The Mexican Education Ministry, through Conaliteg, an official Mexican Government agency, ordered double the number of books than in the previous year, which were delivered in the second quarter of 2004.

Business and Economics; Humanities, Social Science and Language; and Science, Engineering, and Mathematics imprints experienced growth domestically. Humanities, Social Science, and Language performed particularly well on a net sales basis, as these imprints experienced lower return rates than elsewhere in the market. Key titles contributing to the second quarter performance include:

•	McConnell, Economics, 16/e;

•	Nickels, Understanding Business, 7/e;

•	Shier, Hole’s Human Anatomy and Physiology, 10/e

Trade titles gained momentum in the second quarter of 2004 compared to a weak prior year due to the start of the Iraq war in 2003. While the computer and technology imprints still experienced softness, some improvement occurred in the latter part of the quarter.

Financial Services

Financial Services’ revenue increased to $504.5 million and operating profit increased $42.6 million to $214.2 million over 2003 second quarter results. Foreign exchange rates contributed $6.6 million to revenue and had a favorable impact on operating profit of $1.3 million.

The Financial Services segment increase in revenue and operating profit is due primarily to the performance of structured finance ratings and corporate finance (corporate finance and financial services) ratings, which represented approximately 64.4% of the growth in revenue. In structured finance the continuing favorable interest rate environment led to strong growth in the issuance of U.S. residential mortgage-backed securities (RMBS) and commercial mortgage-backed issuance (CMBS) both in Europe and the U.S. Collateralized debt obligations (CDOs) experienced strong growth due to improving credit quality and favorable interest rate spreads. Corporate issuance decreased in the second quarter, as issuers have already taken advantage of the favorable interest rate environment to refinance existing debt. Strong corporate earnings and cash flows coupled with excess production capacity have lessened the need for new debt financing. Revenues from recurring fees for surveillance activities and from customers on annual fee arrangements also contributed to the year-to-year increase. In addition, bank loan ratings, counterparty credit ratings and ratings evaluation services experienced higher growth rates than more traditional ratings products and contributed to revenue growth in corporate finance ratings.

Total U.S. structured finance new issue dollar volume increased 37.3%, driven primarily by RMBS issuance, which grew 50.4% according to Harrison Scott Publications. While RMBS issuance was strong in the quarter, the Company expects RMBS issuance to decline toward the end of the year as mortgage rates rise. Issuance for U.S. CDOs increased 58.7% over the prior year due to the favorable interest rate environment. According to Securities Data, U.S. new issue dollar volume for corporate issuers for the second quarter of 2004 decreased 44.8%, with investment grade issuance down 44.1% and high yield issuance down 48.2%. International growth was also strong as the favorable trends of securitization, disintermediation and privatization continue. In Europe, issuance levels rose in the quarter with growth in issuance in the corporate and structured finance sectors. European issuance for corporate entities was driven by growth in both high yield and investment grade issuance, while structured finance experienced solid growth driven primarily by asset-backed securities.

Conditions in the financial services marketplace continued to show improvement, but demand for financial information products is recovering slowly. Growth is expected from independent equity research products during the latter part of the year as a result of the global research settlement between the SEC and ten large investment banks. These ten banks are required to be in compliance with the settlement requirements by August 1, 2004. During the quarter, Standard & Poor’s was selected by several settlement banks to provide independent equity research. The segment continues to make investments in products relating to independent equity research and other new products in the areas of advisor services and indexes.

Revenue related to Standard & Poor’s indices increased as assets under management for Exchange-Traded Funds rose 25.4% to $90.1 billion at June 30, 2004 from $71.9 billion at June 30, 2003. Assets under management at December 31, 2003 were $79.8 billion.

Merger and acquisition activity favorably impacted the sale of valuation services for the quarter compared to prior year. According to Bloomberg Mergers and Acquisitions Database for the quarter ended June 30, 2004, the dollar volume and the number of announced deals involving a U.S. company increased 47.6% and 19.3%, respectively, as compared to the second quarter of 2003. The sale of non-valuation services, such as real estate services, litigation support and corporate finance consulting, continues to grow.

The financial services industry is subject to the potential for increasing regulation in the United States and abroad. The businesses conducted by the Financial Services segment are in certain cases regulated under the U.S. Investment Advisers Act of 1940, the U.S. Securities Exchange Act of 1934 and/or the laws of the states or other jurisdictions in which they conduct business.

Standard & Poor’s Ratings Services is a credit rating agency that has been designated as one of four Nationally Recognized Statistical Rating Organizations, or NRSROs, by the Securities and Exchange Commission (SEC). The SEC first began designating NRSROs in 1975 for use of their credit ratings in the determination of capital charges for registered brokers and dealers under the SEC’s Net Capital Rule. The SEC recently began examining the purpose of and the need for greater regulation of NRSROs. In January 2003, the SEC issued a report on the role and function of credit rating agencies in the operation of the securities markets. The report addressed issues that the SEC was required to examine under the Sarbanes-Oxley Act of 2002, as well as other issues arising from the SEC’s own review of credit rating agencies. In June 2003, the SEC solicited comments on a Concept Release that questioned: (1) whether the SEC should continue to designate NRSROs for regulatory purposes and, if so, what the criteria for designation should be; and (2) the level of oversight that the SEC should apply to NRSROs. As the SEC has not yet issued proposed rules or publicly announced the adoption of an alternative course of action, the Company is unable to assess the impact of any regulatory changes that may result from the SEC’s continuing review. The legal status of rating agencies has also been addressed by courts in the United States in various decisions and is likely to be considered and addressed in legal proceedings from time to time in the future.

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

Information and Media Services Segment

In the second quarter of 2004, the Information and Media Services segment revenue increased to $194.1 million or 2.5%, while operating profits increased slightly to $24.8 million.

Revenue increased 2.3% at the Business-to-Business Group compared to prior year. According to the Publishers Information Bureau (PIB) advertising pages in BusinessWeek’s North America edition were up by 14.6% for the second quarter with one less issue for PIB, but the same number of issues for revenue recognition. During the quarter the Group launched its first issue of BusinessWeek SmallBiz. Crude oil prices were volatile during the second quarter due in part to increased Chinese oil demand and increased Middle East supply risk. Oil industry information products experienced growth in the second quarter. The Global Power conference took place in the second quarter of 2003, and there was no comparable event in the second quarter of 2004. Softness continued in the Aviation industry, which was unsettled in 2003 due to weakness in traffic, labor issues and security demands, resulting in a decrease in advertising pages. The Paris Air Show occurred in the second quarter of 2003, no comparable event occurred in 2004.

As of May 2004, total U.S. construction starts increased 10% versus prior year largely due to the continued strength in the residential building sector. However, U.S. non-residential construction declined 2% versus the prior year. Despite a slow start in 2004, commercial building is still expected to see improving trends as the year proceeds. As the non-residential building sector remains weak, revenues from building product manufacturers, construction contractors and service providers declined. Construction publications page yields were higher, while page counts declined versus the prior year second quarter. The McGraw-Hill Construction Network, which was launched late in 2003, continues to gain momentum and drives growth for construction products.

Revenue increased at the Broadcasting Group by 3.5% in the second quarter of 2004. The weak ratings position of the ABC network continues to impact the Group’s performance, however stronger political advertising during the quarter contributed to performance. National advertising time sales, excluding political time sales, declined primarily due to weakness in the Colorado market place. The retailing, automotive and services categories of advertisers contributed to growth while the leisure time and consumer products categories remained weak.

Six Month

Consolidated Review

In the first six months of 2004, the Company achieved growth in revenue and income from continuing operations. Revenue growth of 6.9% outpaced a 4.1% increase in expenses. Revenue for the first six months of 2004 increased $139.0 million to $2.1 billion. Favorable foreign exchange rates contributed $24.4 million to revenue but negatively impacted income from continuing operations by $1.5 million.

The revenue increase is attributable to growth in the Financial Services segment. Product revenue increased by $2.8 million in the first six months as compared to the comparable period in the prior year, primarily due to an increase in revenue at McGraw-Hill Education. The first half of the year reflects a decrease in adoption opportunities in 2004 compared to 2003 and the seasonal nature of the Company’s educational publishing operations, with the first half of the year being the least significant. Service revenue for the first six months of 2004 increased by $136.2 million an increase of 12.0%, as compared to the prior year, due primarily to the growth in Financial Services. Strong growth in structured finance and corporate finance ratings (corporate finance and financial services)

reflects continued favorable market conditions, including a low interest rate environment.

In January 2004, the Company sold Landoll, Frank Schaffer and the related juvenile retail publishing businesses (juvenile retail publishing business) part of the McGraw-Hill Education segment’s School Education Group. The juvenile retail publishing business produced consumer-oriented learning products for sale through educational dealers, mass merchandisers, bookstores and e-commerce. In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviewed the carrying value of the juvenile retail publishing business net assets as of December 31, 2003 and adjusted the net assets to their fair market value less cost to sell. Accordingly, in December 2003 the Company recognized a loss on disposition and results of operations of $81.1 million, $57.3 million after-tax, or 30 cents per diluted share. Included in the loss were impairments to the carrying value of the juvenile retail publishing business net assets of approximately $75.9 million ($54.1 million net of tax, or 28 cents per diluted share) of which $70.1 million was a write-off of goodwill and intangibles. As a result of the Company’s disposition of the juvenile retail publishing business, the results of these businesses are reflected as discontinued operations for all periods presented. The revenue impact by quarter for 2003 for the juvenile retail publishing business was $15.7 million for the first quarter, $18.5 million for the second quarter, $19.9 million for the third quarter and no impact in the fourth quarter.

These businesses were selected for divestiture as they no longer fit within the Company’s strategic plans. The market was considered to have limited future growth potential, possessed unique sales channels, had low profit margins and would have required significant investment to achieve a limited growth potential.

In February 2003, the Company divested S&P ComStock (ComStock), the real-time market data unit of the Financial Services segment. The sale resulted in a $56.8 million after-tax gain, 30 cents per diluted share, and an $87.0 million pre-tax gain, which is reflected as a discontinued operation on the income statement. ComStock was formerly part of the Financial Services segment. The disposition and results of operations contributed $87.5 million pre-tax and $57.2 million after-tax or 30 cents per diluted share for the six months ending June 30, 2003.

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

Total expenses in the first half of 2004 increased 4.1% primarily due to growth in the Financial Services segment. Product operating related expenses were flat primarily due to cost containment programs at McGraw-Hill Education. Product operating related expenses include the amortization of prepublication costs of $105.2 million, which increased by $6.1 million as compared with the first six months of 2003. Service operating related expenses increased 6.6% due primarily to growth in the Financial Services segment. Selling and general expenses increased 5.4%. Included in selling and general expenses is a credit of approximately $8.6 million relating to the sale leaseback accounting for the divestiture of the Company’s interest in Rock-McGraw, Inc. (See Note 12). Selling and general expenses also increased due to an increase in general corporate expenses as a result of an increase in vacant space which is expansion rental space retained at corporate. Selling and general product expenses increased only 1.3% primarily as a result of cost containment programs at McGraw-Hill Education. Selling and general service expenses increased $38.8 million or 9.5% from the prior year, primarily from the growth of the Financial Services segment. The Financial Services segment also incurred increased rent expense in the first six months of 2004 as a result of its move to

London’s Canary Wharf. Also contributing to the increase in total expense is the decline in pension income from the Company’s U.S. retirement plans. The decline in stock market performance for the 2000 through 2002 period has negatively impacted the return on the Company’s pension assets. Effective January 1, 2004, the Company changed its retirement plan’s discount rate assumption to 6.25% from 6.75% in 2003. The effect of these changes resulted in a reduction in pension income for the six months ended June 30, 2004 of $6.6 million pre-tax, or 2 cents per diluted share.

Other income for the first six months of 2003 includes $8.1 million of income from the Company’s 45% equity investment in Rock-McGraw, Inc. which was disposed of in December 2003. Additionally, amounts previously categorized as other income within operating expense have been reclassified to operating related expense and selling and general expense under the product and service captions to more accurately reflect their nature.

Interest expense decreased 27.2% to $3.9 million from $5.4 million for the six months ended June 30, 2003. The primary reason for the decrease is the reduction in debt. There was no commercial paper outstanding as of June 30, 2004. In the same period in 2003, average commercial paper borrowings were $550.1 million. The average interest rate on commercial paper borrowings in 2003 was 1.3%. Included in 2004 is approximately $4.8 million of interest expense related to the sale leaseback of the Company’s headquarters building in New York City (See Note 12). Interest income on higher cash levels represented most of the remaining reduction in interest expense.

Income from continuing operations was $241.9 million, a $59.2 million increase over the first half of 2003. Excluded from the results of continuing operations are the results of S&P ComStock and the juvenile retail publishing business, which were disposed of during February 2003 and January 2004, respectively, and are accounted for as discontinued operations. ComStock was part of the Financial Services segment. The juvenile retail publishing business was part of the McGraw-Hill Education segment.

Loss from discontinued operations for the six months ended June 30, 2004 was $0.6 million compared to earnings of $54.8 million for the same period in 2003. In the first half of 2004, the juvenile retail publishing business generated revenue of approximately $3.9 million and operating results were negligible. In 2003, the juvenile retail publishing business generated revenue of approximately $34.2 million and had negative operating results of $3.8 million, respectively. In the first six months of 2003, ComStock generated approximately $11.1 million of revenue. In 2003, the ComStock disposition contributed $87.5 million pre-tax and $57.2 million after-tax or 30 cents per diluted share.

The Company has completed various federal, state and local, and foreign tax audit cycles and, in the first quarter of 2004, accordingly removed approximately $20 million from its accrued income tax liability accounts. This non-cash item resulted in a reduction to the overall effective tax rate for continuing operations for the six months ended June 30, 2004 from 37.0% to 31.3%. The effective tax rate for the comparable period in 2003 was 37.0%. The Company remains subject to federal audits for 2002 and subsequent years, and to state and local and foreign tax audits for a variety of open years dependent upon the jurisdiction in question. The Company anticipates that its rate for the remaining quarters of the year will be 37.0% as in the second quarter.

Net income for the six months ended June 30, 2004 increased $3.9 million to $241.3 million. Included in net income in the prior year was a $57.2 million contribution from the sale of ComStock. Diluted earnings per share from continuing operations for the first six months of 2004 were $1.25 versus $0.95 in the prior year. Diluted earnings per share on net income were $1.25 versus $1.24 in the prior year.

Segment Review

McGraw-Hill Education

Revenue for the McGraw-Hill Education segment increased by $5.3 million to $809.9 million and the operating loss was $11.7 million versus $14.6 million for the first six months of 2003. Foreign exchange rates benefited revenue by $7.6 million and had a slightly negative impact on operating profit. The segment’s performance also reflects a decrease in adoption opportunities in 2004 compared to 2003 and the seasonal nature of the business, with the first half of the year being the least significant.

During 2004, the segment realigned product lines between the Higher Education, Professional and International Group and the School Education Group. All years presented have been reclassified. The full year 2003 net revenue reclassification will be $11.8 million for revenue, with the third quarter impact being $3.6 million and the fourth quarter $8.3 million from the Higher Education, Professional and International Group to the School Education Group.

The Global Transformation Project (GTP), which began in 2002, was successfully launched at certain U.S. business units during the first week of April 2004. GTP, which had a pilot launch in Canada in 2003, will support the segment’s global growth objectives, provide technological enhancements to strengthen the infrastructure of management information and customer-centric services, and enable process and production improvements throughout the organization. Expenditures related to GTP were $14.2 million and $21.3 million for the six months ended June 30, 2004 and 2003, respectively. For the six months ended June 30, 2004 and 2003, approximately $10.3 million and $15.3 million impacted operating profit, respectively. The total cost of this project is anticipated to be $180 million.

The McGraw-Hill School Education Group’s revenue decreased 3.0% to $465.3 million in the first six months of 2004 as compared to 2003. The decrease from prior year is a result of the adoption opportunities available and size and timing of open territory opportunities. The new adoption market is estimated to be between $535 - $540 million for the full year, dropping almost 30% from prior year. According to the Association of American Publishers’ year-to-date statistics through June 2004, total adoption and open territory sales for grades K-12, excluding testing, decreased 3.6%. Several states have announced increases in educational funding, as it appears that some of the earlier budget issues have been resolved. These states include Alabama, Florida, Kentucky, Tennessee and Virginia. Conversely, some larger districts and some portions of Ohio and Oregon may experience spending cutbacks due to funding issues. Given the limited opportunities offered by this year’s adoption cycle competition is intense.

The first six months of 2003 reflect a strong performance in the Texas middle school and high school social studies adoptions and a large open territory adoption for elementary and middle school math programs in New York City. The New York City adoption for the second year math purchase is expected in the third quarter of 2004. The School Education Group’s major adoption opportunity in 2004 is in mathematics. The School Education Group currently has five program offerings in mathematics. All of these programs are performing well with the exception of the K-6 basal offering which is experiencing some softness; however, the Group expects to achieve more than a 30% capture rate for the K-12 math adoption. In the first six months of 2004, the Group’s math products performed well in the middle and high school markets, specifically in the adoption states of Florida, North Carolina, Indiana and Alabama. Direct instruction and alternative basal and supplemental reading educational products, such as Open Court Reading, contributed positively to results. Breakthrough to Literacy and Everyday Math also contributed to growth, as did new products for supplemental reading and remediation such as Gear Up and FastTrack.

Custom contract testing grew in the first six months of 2004 contributing to the segment’s revenue growth. Custom contract revenue continues to increase as states continue to build out their assessments and reporting programs to meet the requirements of the No Child Left Behind Act. Higher custom contract revenue was driven by California, Wisconsin, Connecticut, West Virginia, Colorado, Maryland and the country of Qatar. Expenses were negatively impacted by increased scoring requirements for certain custom testing contracts.

McGraw-Hill Higher Education, Professional and International Group’s (HPI) revenue increased by 6.0% to $344.6 million for the first six months of 2004. Higher education and international products both performed well. School education imprints performed well in Latin America and Europe. The McGraw-Hill Companies continues to improve its position in higher education by growing its college and university business, the least cyclical part of that market. Business and Economics; Humanities, Social Science and Language; and Science, Engineering, and Mathematics imprints all experienced growth domestically. Key titles contributing to the first half performance include:

•	McConnell, Economics, 16/e

•	Nickels, Understanding Business, 7/e;

•	Shier, Hole’s Human Anatomy and Physiology, 10/e

•	Lucas, The Art of Public Speaking, 8/6

Trade products and science, technical, and medical titles performed well but could not offset the continued softness in the computer and technology sectors.

Financial Services

Financial Services’ revenue increased to $961.1 million and operating profit increased $71.5 million to $388.0 million for the six months of 2004. Foreign exchange rates contributed $16.3 million to revenue and had a slightly favorable impact on operating profit.

The Financial Services segment increase in revenue and operating profit is due primarily to the performance of structured finance ratings and corporate finance (corporate finance and financial services) ratings, which represented approximately 66.9% of the growth in revenue. In structured finance the continuing favorable interest rate environment led to strong growth in the issuance of U.S. residential mortgage-backed securities (RMBS) and collateralized debt obligations (CDOs). The growth in corporate issuance is attributable to the favorable interest rate environment and narrowing spreads, which spurred new issuance in the first three months of the year, but dropped off in the second quarter. In addition, revenues from recurring fees for surveillance activities and from customers on annual fee arrangements also contributed to the year-to-year increase in revenue for corporate finance ratings. Bank loan ratings, counterparty credit ratings and ratings evaluation services experienced higher growth rates than more traditional ratings products and contributed to the year-to-year growth.

Total U.S. structured finance new issue dollar volume increased 28.8%, driven primarily by RMBS issuance, which grew 40.3% according to Harrison Scott Publications. While RMBS issuance was strong in the first six months of 2004, the Company expects RMBS issuance to decline towards the end of the year as mortgage rates continue to rise. Issuance for CDOs and commercial mortgage-backed securities increased over the prior year due to the favorable interest rate environment. According to Securities Data, U.S. new issue dollar volume for corporate issuers for the first six months of 2004 decreased 18.1%. The decrease in corporate issuance is primarily due to a decline in investment grade issuances which was down 19.3%, as a result of reduction in refinancing opportunities as issuers have already taken advantage of the low interest rate environment. International growth was also strong as the favorable trends of securitization, disintermediation and privatization continued. In Europe, issuance levels rose in the first six months of 2004 with strong growth in issuance in both the corporate and structured finance sectors. Issuance for corporate entities was driven by growth in both high yield and investment grade issuance, while structured experienced solid growth in mortgage backed securities and asset-backed issuance.

Conditions in the financial services marketplace continued to show improvement, but demand for financial information is recovering slowly. Growth is expected from independent equity research products during the latter part of the year as a result of the global research settlement between the SEC and ten large investment banks. These ten banks are required to be in compliance with the settlement requirements by August 1, 2004. The segment continues to make investments in products relating to independent equity research and other new products in the areas of advisor services and indexes.

Revenue related to Standard & Poor’s indices increased as assets under management for Exchange-Traded Funds rose 25.4% to $90.1 billion at June 30, 2004 from $71.9 billion at June 30, 2003. Assets under management at December 31, 2003 were $79.8 billion.

Merger and acquisition activity which increased over prior year, favorably impacted the sale of valuation services for the first half of the year. According to Bloomberg Mergers and Acquisitions Database for the first six months of 2004, the dollar volume and the number of announced deals involving a U.S. company increased 99.1% and 23.1%, respectively, as compared to 2003. The sale of non-valuation services, such as real estate services, litigation support and corporate finance consulting, continued to grow.

The financial services industry is subject to the potential for increasing regulation in the United States and abroad. The businesses conducted by the Financial Services segment are in certain cases regulated under the U.S. Investment Advisers Act of 1940, the U.S. Securities Exchange Act of 1934 and/or the laws of the states or other jurisdictions in which they conduct business.

Standard & Poor’s Ratings Services is a credit rating agency that has been designated as one of four Nationally Recognized Statistical Rating Organizations, or NRSROs, by the Securities and Exchange Commission (SEC). The SEC first began designating NRSROs in 1975 for use of their credit ratings in the determination of capital charges for registered brokers and dealers under the SEC’s Net Capital Rule. The SEC recently began examining the purpose of, and the need for, greater regulation of NRSROs. In January 2003, the SEC issued a report on the role and function of credit rating agencies in the operation of the securities markets. The report addressed issues that the SEC was required to examine under the Sarbanes-Oxley Act of 2002, as well as other issues arising from the SEC’s own review of credit rating agencies. In June 2003, the SEC solicited comments on a Concept Release that questioned: (1) whether the SEC should continue to designate NRSROs for regulatory purposes and, if so, what the criteria for designation should be; and (2) the level of oversight that the SEC should apply to NRSROs. As the SEC has not yet issued proposed rules or publicly announced the adoption of an alternative course of action, the Company is unable to assess the impact of any regulatory changes that may result from the SEC’s continuing review. The legal status of rating agencies has also been addressed by courts in the United States in various decisions and is likely to be considered and addressed in legal proceedings from time to time in the future.

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

Information and Media Services Segment

Information and Media Services segment revenue increased to $370.8 million or 1.9% while operating profits increased 4.3% to $38.5 million for the first six months of 2004 compared to 2003. A slight improvement in the advertising market and continued cost containment continued to benefit the Group. Revenue increased at the Business-to-Business group by 1.5% and at the Broadcasting Group by 4.5%.

At BusinessWeek, advertising pages in the North American edition for the first six months were up 9.4% according to the Publishers Information Bureau, despite the additional bonus issue last year. There was one less issue for revenue recognition purposes in 2004. Advertising pages in the International editions were also up for the first six months of 2004. U.S. energy markets continue to be affected by demand and geo-political issues. Oil industry information products experienced growth in the first six months of 2004. Also in the Business-to-Business Group, the Global Power and Coal Properties conferences took place in the first half. Attendance was up over the prior year at the Global Power conference. Softness continued in the Aviation industry, which was unsettled in 2003 due to weakness in traffic, labor issues and security demands, resulting in a decrease in advertising pages. The Singapore Air Show occurred in the first quarter of 2004 with no comparable event in 2003. The Paris Air Show occurred in the second quarter 2003, with no comparable event in 2004.

As of May 2004, total U.S. construction starts increased 10% versus prior year largely due to the continued strength in the residential building sector. U.S. non-residential construction decreased 2% versus the prior year. Revenues from building product manufacturers, construction contractors and service providers declined as the non-residential building sector remained weak. The construction publications display advertising pages decreased, while page yields increased. The McGraw-Hill Construction Network, which was launched late in 2003, continues to gain momentum and drives growth for construction products.

The Broadcasting Group benefited from strong political advertising during the first six months of 2004 which helped offset the impact of the loss of the Super Bowl which was aired by ABC in 2003. The weak ratings position of the ABC network continued. Preemptions caused by war coverage and the general economic conditions also negatively impacted the performance of the stations during the first six months of 2003, helping comparisons. Year-to-date gross time sales increased 5.3% from prior year, primarily due to political advertising. National advertising time sales, excluding political time sales, declined primarily due to weakness in the Colorado market. While the retailing, automotive and services categories of advertisers contributed to growth the leisure time and consumer products categories remained weak.

Liquidity and Capital Resources

The Company continues to maintain a strong financial position. The Company’s primary source of funds for operations is cash generated by operating activities. The Company’s core businesses have been strong cash generators. The Company’s income and consequently cash provided from operations during the year are significantly impacted by the seasonality of businesses, particularly educational publishing. This seasonality also impacts cash flow and related borrowing patterns. The Company’s cash flow is typically negative to neutral in the first half of the year and turns positive during the third and fourth quarters. Debt financing is used as necessary for acquisitions and for seasonal fluctuations in working capital. Cash and cash equivalents ended the quarter at $383.6 million, a decline of $312.0 million from year-end primarily as a result of tax payments, prepublication costs and the repurchase of treasury shares.

Cash Flow

Operating Activities: Cash provided by operations was $28.2 million for 2004, as compared to $275.7 million in 2003. The decrease in cash provided by operating activities versus 2003 primarily relates to tax payments.

Income taxes payable decreased $120.2 million over prior year as a result of higher than usual tax payments attributable to the gain on the sale of the Company’s 45% equity investment in Rock-McGraw, Inc., and a large international tax payment. Also included is a $20.0 million non-cash reduction of the Company’s accrued income tax liability (See Note 13).

Accounts receivable increased only $10.9 million from the end of 2003 primarily from the seasonality of the educational business. Total inventories increased by $89.4 million from the end of 2003 as the Company prepares for its selling season.

Investing Activities: Cash used for investing activities was $109.6 million in the first six months of 2004, compared to $24.3 million in 2003. The change over the prior year is primarily due to the difference in proceeds received from the dispositions in 2004 versus 2003.

Purchases of property and equipment totaled $39.0 million in 2004 compared with $40.5 million in 2003. 2004 spending relates primarily to the facilities consolidation at London’s Canary Wharf, which occurred in the first quarter of 2004. For 2004, capital expenditures are expected to be approximately $140 million.

Additions to technology projects totaled $6.6 million for the six months ended June 30, 2004 compared with $12.7 million in 2003. The decrease is primarily from increased investments in 2003 in infrastructure for the McGraw-Hill Education segment. For 2004, additions to deferred technology projects are expected to be approximately $40 million.

Net prepublication costs decreased to $455.4 million at June 30, 2004, as amortization outpaced spending. Prepublication investment totaled $104.9 million as of June 30, 2004, $15.3 million more than the same period in 2003, reflecting the heavier adoption opportunities in 2005. Prepublication spending is expected to increase over the remainder of the year totaling approximately $260 million as the Company begins to ramp up spending to reflect the significant adoption opportunities in key states in 2005 and beyond.

Financing Activities: Cash used for financing activities was $227.0 million as of June 30, 2004 compared to $222.4 million in 2003. The difference is attributable to the increase in the repurchase of treasury shares offset by an increase in the proceeds from the exercise of employee stock options. Cash was utilized to repurchase approximately 2.9 million shares for $223.0 million in 2004.

There were no commercial paper borrowings as of June 30, 2004, a decrease of $526.1 million from June 30, 2003. The Company’s $575 million, 364-day revolving credit facility agreement, entered into on July 22, 2003 allowed the Company to borrow until July 20, 2004, on which date the facility agreement terminated and the maturity of such borrowings could not be later than July 20, 2005. The Company continued to pay a facility fee of five basis points on the 364-day facility whether or not amounts had been borrowed and borrowings could be made at 15 basis points above the prevailing LIBOR rates. The commercial paper borrowings were also supported by a $625 million, five-year revolving credit facility, which expires August 15, 2005. The Company paid a facility fee of seven basis points on the five-year credit facility whether or not amounts had been borrowed, and borrowings could be made at 13 basis points above the prevailing LIBOR rates. On July 20, 2004, the Company replaced the 364-day revolving credit facility agreement and five-year revolving credit facility agreement with a new five-year revolving credit facility agreement of $1.2 billion which expires on July 20, 2009. The Company pays a facility fee of seven basis points on this credit facility whether or not amounts have been borrowed, and borrowings may be made at 13 basis points above the prevailing LIBOR rates. All of the facilities contain certain covenants, and the only financial covenant requires that the Company not exceed indebtedness to cash flow ratio, as defined, of 4 to 1 at any time. This restriction has never been exceeded. At June 30, 2004 and 2003, there were no borrowings under any of these facilities.

The Company also has the capacity to issue Extendible Commercial Notes (ECNs) of $240 million. ECNs replicate commercial paper, except that the Company has an option to extend the note beyond its initial redemption date to a maximum final maturity of 390 days. However, if exercised, such an extension is at a higher reset rate, which is at a predetermined spread over LIBOR, and is related to the Company’s commercial paper rating at the time of extension. As a result of the extension option, no backup facilities for these borrowings are required. As is the case with commercial paper, ECNs have no financial covenants. There were no ECNs outstanding at June 30, 2004 and 2003.

As of June 30, 2003, eighty percent or $420.9 million of the commercial paper borrowings outstanding were classified as long-term. These amounts were determined based upon the Company’s detailed financial budgets and cash flow forecasts and supports the Company’s ability and intent to retain this debt level throughout the next year.

Under the shelf registration that became effective with the Securities and Exchange Commission in 1990, an additional $250 million of debt securities can be issued.

On January 28, 2004, the Board of Directors approved an increase in the quarterly common stock dividend of $0.03, or 11.1% to $0.30 per share.

On January 29, 2003, the Board of Directors approved a new stock repurchase program authorizing the purchase of up to 15 million additional shares, which was approximately 7.8% of the total shares of the Company’s outstanding common stock. The repurchased shares may be used for general corporate purposes, including the issuance of shares in connection with the exercise of employee stock options. Purchases under this program may be made from time to time on the open market and in private transactions depending on market conditions. The Company repurchased 3.1 million shares for $234.1 million in 2004 at an average price of approximately $76.71 per share. Approximately 4.2 million shares have been repurchased under this program through June 30, 2004.

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

The Company has naturally hedged positions in most countries with a local currency perspective with offsetting asset and liabilities. The gross amount of the Company’s foreign exchange balance sheet exposure from operations is $156.0 million as of June 30, 2004. Management has estimated using an undiversified value at risk analysis with 90% certainty that the foreign exchange gains and losses should not exceed $14.5 million over the next year based on the historical volatilities of the portfolio.

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

During the first week of April 2004, the Company launched the Global Transformation Project (GTP) at certain U.S. business units. GTP, which had a pilot launch in Canada in 2003, will support the McGraw-Hill Education segment’s global growth objectives, provide technological enhancements to strengthen the infrastructure of management information and customer-centric services, and enable process and production improvements throughout the organization.

As of June 30, 2004, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2004. Except as noted above, there have been no other changes in the Company’s internal controls over financial reporting during the most recent quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2. Changes in Securities and Use of Proceeds

The following table provides information on purchases made by the Company of its outstanding common stock during the second quarter of 2004 pursuant to the stock repurchase program authorized on January 29, 2003 by the Board of Directors. The stock repurchase program authorizes the purchase of up to 15 million additional shares, which was approximately 7.8% of the total shares of the Company’s outstanding common stock. The repurchase program has no expiration date. The repurchased shares may be used for general corporate purposes, including the issuance of shares in connection with the exercise of employee stock options. Purchases under this program may be made from time to time on the open market and in private transactions depending on market conditions. There were no other share repurchases outside the above stock repurchase program.

			(c)Total Number	(d) Maximum Number
			of Shares (or	(or Approximate
	(a)Total		Units) Purchased	Dollar Value) of
	Number of		as Part of	Shares (or Units)
	Shares (or	(b)Average	Publicly	that may yet be
	Units)	Price Paid	Announced Plans	Purchased Under the
	Purchased	per Share	or Programs	Plans or Programs
Period	(in millions)	(or Unit)	(in millions)	(in millions)
Year-to-date as of March 31, 2004	1.6	$76.17	2.7	12.3
(Apr. 1 - Apr. 30, 2004)	—	—	—	—
(May 1 - May 31, 2004)	0.9	$77.54	0.9	11.4
(June 1 - June 30, 2004)	0.6	$76.88	0.6	10.8
Total – Qtr	1.5	$77.28	1.5	10.8

Total – YTD	3.1	$76.71	4.2	10.8

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The 2004 Annual Meeting of Shareholders of the Registrant was held on April 28, 2004.

(b)	The following nominees, having received the FOR votes set forth opposite their respective names, constituting a plurality of the votes cast at the Annual Meeting for the election of Directors, were duly elected Directors of the Registrant:

DIRECTOR	FOR	WITHHOLD AUTHORITY
Pedro Aspe	153,147,499	5,537,482
Robert P. McGraw	155,399,850	3,285,131
Hilda Ochoa-Brillembourg	156,737,692	1,947,289
Edward B. Rust, Jr.	153,189,875	5,495,106

The terms of office of the following directors continued after the meeting:

Sir Winfried Bischoff, Douglas N. Daft, Linda Koch Lorimer, Harold McGraw III, James H. Ross, Kurt L. Schmoke and Sidney Taurel.

(c)	Shareholders approved the Amended and Restated 2002 Stock Incentive Plan. The vote was 117,225,374 shares FOR and 24,316,186 shares AGAINST, with 1,246,180 shares abstaining and 15,897,241 broker non-votes.

(d)	Shareholders ratified the appointment of Ernst & Young LLP as independent auditors for the Registrant and its subsidiaries for 2004. The vote was 151,503,851 shares FOR and 6,107,253 shares AGAINST, and 1,073,877 shares abstaining.

(e)	The shareholder proposal requesting a shareholder vote on “poison pills” received the following number of votes: 96,666,029 shares FOR and 44,354,525 shares AGAINST, with 1,768,702 shares abstaining and 5,895,725 broker non-votes.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

		Page Number
(10)	Registrant’s Amended and Restated 2002 Stock Incentive Plan incorporated by reference from Registrant’s Proxy Statement dated March 22, 2004.
(12)	Computation of Ratio of Earnings to Fixed Charges	35
(15)	Letter on Unaudited Interim Financial Information	36
(31.1)	Quarterly Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	37-38
(31.2)	Quarterly Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	39-40
(32)	Quarterly Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	41

(b)	Reports on Form 8-K. A Form 8-K was filed on, and dated, April 27, 2004 with respect to Item 9 (and furnished pursuant to Item 12) of said Form.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE MCGRAW-HILL COMPANIES, INC.

Date: July 30, 2004	By	/s/ Robert J. Bahash

Robert J. Bahash
Executive Vice President
and Chief Financial Officer

Date: July 30, 2004	By	/s/ Kenneth M. Vittor

Kenneth M. Vittor
Executive Vice President
and General Counsel

Date: July 30, 2004	By	/s/ Talia M. Griep

Talia M. Griep
Corporate Controller
and Senior Vice President,
Global Business Services