Form 10-Q
period 2004-09-30
MCGRAW-HILL COMPANIES INC
filed 2004-10-29
CIK 64040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

YES   [X]                        NO   [   ]

On October 8, 2004 there were approximately 189.9 million shares of common stock (par value $1.00 per share) outstanding.

The McGraw-Hill Companies, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of The McGraw-Hill Companies, Inc.

We have reviewed the consolidated balance sheet of The McGraw-Hill Companies, Inc., as of September 30, 2004, and the related consolidated statements of income for the three-month and nine-month periods ended September 30, 2004 and 2003, and the consolidated statements of cash flows for the nine-month periods ended September 30, 2004 and 2003. These financial statements are the responsibility of the Company’s management.

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

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

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

Ernst & Young LLP

October 21, 2004

Part I
Financial Information

Item 1. Financial Statements

The McGraw-Hill Companies, Inc.

Consolidated Statement of Income

Periods Ended September 30, 2004 and 2003

	Three Months		Nine Months
(in thousands, except per-share data)	2004	2003	2004	2003
Revenue (Note 3)
Product revenue	$1,033,961	$1,015,908	$1,902,289	$1,881,445
Service revenue	661,950	586,759	1,935,494	1,724,055

Total revenue	1,695,911	1,602,667	3,837,783	3,605,500
Expenses
Operating related expense
Product	406,367	423,672	845,259	863,380
Service	215,831	207,118	633,781	599,179

Total operating related expense	622,198	630,790	1,479,040	1,462,559
Selling and general expense
Product	293,335	284,800	715,408	701,301
Service	232,101	201,995	680,123	611,223

Total selling and general expense	525,436	486,795	1,395,531	1,312,524
Depreciation	22,188	19,501	67,376	60,774
Amortization of intangibles	9,173	8,434	22,812	25,352

Total expenses	1,178,995	1,145,520	2,964,759	2,861,209
Other income (Note 12)	—	4,085	—	12,224

Income from operations	516,916	461,232	873,024	756,515
Interest expense	1,867	2,026	5,765	7,378

Income from continuing operations before taxes on income	515,049	459,206	867,259	749,137
Provision for taxes on income (Note 13)	190,568	169,907	300,886	277,180

Income from continuing operations	324,481	289,299	566,373	471,957
Discontinued operations (Note 4):
Earnings from operations of discontinued components:
ComStock (including gain on disposal of $86,953 in 2003)	—	—	—	87,490
Income tax expense	—	—	—	30,304

Earnings from discontinued operations	—	—	—	57,186

Juvenile retail publishing business	—	1,582	(931)	(2,249)
Income tax expense/(benefit)	—	585	(344)	(832)

Earnings/(loss) from discontinued operations	—	997	(587)	(1,417)

Total earnings/(loss) from discontinued operations	—	997	(587)	55,769

Net income (Notes 1 and 2)	$324,481	$290,296	$565,786	$527,726

Basic earnings per common share
Income from continuing operations	$1.71	$1.52	$2.98	$2.48
Net income	$1.71	$1.52	$2.98	$2.77
Diluted earnings per common share
Income from continuing operations	$1.69	$1.51	$2.94	$2.46
Net income	$1.69	$1.51	$2.94	$2.75
Average number of common shares outstanding: (Note 10)
Basic	189,380	190,524	189,894	190,447
Diluted	192,056	192,055	192,761	191,788

See accompanying notes.

The McGraw-Hill Companies, Inc.

Consolidated Balance Sheet

	Sept. 30,	Dec. 31,	Sept. 30,
(in thousands)	2004	2003	2003
ASSETS
Current assets:
Cash and equivalents	$423,763	$695,591	$199,113
Accounts receivable (net of allowance for doubtful accounts and sales returns) (Note 5)	1,232,330	956,439	1,138,344
Inventories (Note 5)	310,641	301,187	354,465
Deferred income taxes	241,272	226,068	166,947
Prepaid and other current assets (Note 6)	115,499	76,867	114,603

Total current assets	2,323,505	2,256,152	1,973,472

Prepublication costs (net of accumulated amortization) (Note 5)	399,756	463,635	440,044
Investments and other assets:
Investment in Rock-McGraw, Inc. – at equity (Note 12)	—	—	131,667
Prepaid pension expense (Note 11)	296,616	288,244	281,119
Other	216,543	215,732	221,398

Total investments and other assets	513,159	503,976	634,184

Property and equipment – at cost	1,164,650	1,131,426	1,076,399
Less – accumulated depreciation	677,731	664,098	643,328

Net property and equipment	486,919	467,328	433,071
Goodwill and other intangible assets - at cost:
Goodwill – net	1,478,265	1,239,877	1,294,585
Copyrights – net	232,469	244,869	254,458
Other intangible assets – net	248,007	188,933	193,815

Net goodwill and intangible assets	1,958,741	1,673,679	1,742,858

Total assets	$5,682,080	$5,364,770	$5,223,629

See accompanying notes.

The McGraw-Hill Companies, Inc.

Consolidated Balance Sheet

	Sept. 30,	Dec. 31,	Sept. 30,
(in thousands)	2004	2003	2003
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable	$5,278	$25,955	$46,371
Accounts payable	266,984	306,157	276,990
Accrued royalties	119,277	121,047	112,457
Accrued compensation and contributions to retirement plans (Note 11)	366,344	352,061	314,652
Income taxes currently payable	222,590	246,943	283,738
Unearned revenue	659,408	595,418	561,199
Deferred gain on sale leaseback (Note 12)	7,516	7,516	—
Other current liabilities (Note 6)	331,004	338,637	336,372

Total current liabilities	1,978,401	1,993,734	1,931,779

Other liabilities:
Long-term debt (Note 7)	375	389	168,553
Deferred income taxes	181,360	171,187	166,160
Accrued postretirement healthcare and other benefits (Note 11)	165,398	168,051	170,349
Deferred gain on sale leaseback (Note 12)	199,179	204,783	—
Other non-current liabilities	287,364	269,575	272,868

Total other liabilities	833,676	813,985	777,930

Total liabilities	2,812,077	2,807,719	2,709,709

Shareholders’ equity (Notes 8 & 9):
Capital stock	205,854	205,854	205,854
Additional paid-in capital	113,610	86,501	84,450
Retained income	3,547,843	3,153,195	3,044,894
Accumulated other comprehensive income	(54,361)	(69,524)	(82,855)

	3,812,946	3,376,026	3,252,343
Less – common stock in treasury-at cost	917,788	801,062	716,960
Unearned compensation on restricted stock	25,155	17,913	21,463

Total shareholders’ equity	2,870,003	2,557,051	2,513,920

Total liabilities & shareholders’ equity	$5,682,080	$5,364,770	$5,223,629

The McGraw-Hill Companies, Inc.

Consolidated Statement of Cash Flows

For the Nine Months Ended September 30, 2004 and 2003

(in thousands)	2004	2003
Cash flows from operating activities
Net income	$565,786	$527,726
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	67,466	61,691
Amortization of intangibles	22,812	25,937
Amortization of prepublication costs	218,164	230,725
Provision for losses on accounts receivable	9,389	30,032
Gain on sale of S&P ComStock	—	(86,953)
Other	6,624	(8,953)
Changes in assets and liabilities net of effect of acquisitions and dispositions:
(Increase) in accounts receivable	(290,887)	(168,174)
(Increase)/decrease in inventories	(43,010)	8,170
(Increase) in prepaid and other current assets	(42,941)	(21,758)
(Decrease) in accounts payable and accrued expenses	(38,913)	(33,944)
Increase in unearned revenue	65,759	16,433
Increase in other current liabilities	926	22,097
Increase in interest and income taxes currently payable	15,048	202,454
Net change in deferred income taxes	(16,574)	3,451
Net change in other assets and liabilities	13,557	10,973

Cash provided by operating activities	553,206	819,907

Investing activities
Investment in prepublication costs	(162,038)	(140,306)
Purchases of property and equipment	(90,510)	(62,042)
Acquisition of businesses and equity interests	(298,896)	(1,878)
Disposition of property, equipment and businesses	45,679	120,575
Additions to technology projects	(8,589)	(19,959)

Cash (used for) investing activities	(514,354)	(103,610)

Financing activities
Payments on short-term debt – net	(21,698)	(363,348)
Dividends paid to shareholders	(171,138)	(154,920)
Repurchase of treasury shares	(269,088)	(103,074)
Exercise of stock options	154,698	38,805
Other	(239)	(310)

Cash (used for) financing activities	(307,465)	(582,847)

Effect of exchange rate changes on cash	(3,215)	7,477

Net change in cash and equivalents	(271,828)	140,927
Cash and equivalents at beginning of period	695,591	58,186

Cash and equivalents at end of period	$423,763	$199,113

See accompanying notes.

The McGraw-Hill Companies, Inc.

Notes to Consolidated Financial Statements

1.	Basis of Presentation

The financial information in this report has not been audited, but in the opinion of management all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly such information have been included. The operating results for the three and nine month periods ended September 30, 2004 and 2003 are not necessarily indicative of results to be expected for the full year due to the seasonal nature of some of the Company’s businesses. The financial statements included herein should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

	Three Months		Nine Months
(in thousands except earnings per share data)	2004	2003	2004	2003
Net income, as reported	$324,481	$290,296	$565,786	$527,726
Stock-based compensation cost included in net income, net of tax	9,046	2,993	15,345	9,866
Fair value of stock based compensation cost, net of tax	(19,171)	(12,788)	(46,465)	(43,056)

Pro forma net income	$314,356	$280,501	$534,666	$494,536

Basic earnings per common share
As reported	$1.71	$1.52	$2.98	$2.77
Pro forma	$1.66	$1.47	$2.81	$2.60
Diluted earnings per common share
As reported	$1.69	$1.51	$2.94	$2.75
Pro forma	$1.64	$1.46	$2.77	$2.58
Basic weighted average shares outstanding	189,380	190,524	189,894	190,447
Diluted weighted average shares outstanding	192,056	192,055	192,761	191,788

The McGraw-Hill Companies, Inc.

Notes to Consolidated Financial Statements

2.	Comprehensive Income

The following table is a reconciliation of the Company’s net income to comprehensive income for the three and nine month periods ended September 30:

	Three Months		Nine Months
(in thousands)	2004	2003	2004	2003
Net income	$324,481	$290,296	$565,786	$527,726
Other comprehensive income:
Foreign currency translation adjustments	11,168	1,304	15,163	21,110

Comprehensive income	$335,649	$291,600	$580,949	$548,836

3.	Segment and Related Information

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

Operating profit by segment is the primary basis for the chief operating decision maker of the Company, the Executive Committee, to evaluate the performance of each segment. A summary of operating results by segment for the three and nine months ended September 30, 2004 and 2003 follows:

	2004		2003
(in thousands)		Operating		Operating
Three Months	Revenue	Profit	Revenue	Profit
McGraw-Hill Education	$1,005,353	$323,255	$986,012	$296,319
Financial Services	502,799	202,022	440,525	171,618
Information and Media Services	187,759	23,808	176,130	19,311

Total operating segments	1,695,911	549,085	1,602,667	487,248
General corporate expense	—	(32,169)	—	(26,016)
Interest expense	—	(1,867)	—	(2,026)

Total Company	$1,695,911	$515,049 *	$1,602,667	$459,206 *

*Income from continuing operations before taxes on income.

The McGraw-Hill Companies, Inc.

Notes to Consolidated Financial Statements

	2004		2003
(in thousands)		Operating		Operating
Nine Months	Revenue	Profit	Revenue	Profit
McGraw-Hill Education	$1,815,271	$311,514	$1,790,678	$281,765
Financial Services	1,463,906	590,066	1,274,785	488,166
Information and Media Services	558,606	62,300	540,037	56,230

Total operating segments	3,837,783	963,880	3,605,500	826,161
General corporate expense	—	(90,856)	—	(69,646)
Interest expense	—	(5,765)	—	(7,378)

Total Company	$3,837,783	$867,259 *	$3,605,500	$749,137 *

*Income from continuing operations before taxes on income.

4.	Dispositions

In January 2004, the Company divested Landoll, Frank Schaffer and related juvenile retail publishing businesses (juvenile retail publishing business) which was part of the McGraw-Hill Education segment’s School Education Group. The juvenile retail publishing business produced consumer-oriented learning products for sale through educational dealers, mass merchandisers, bookstores, and e-commerce. As a result of this planned disposition, as of December 31, 2003, in accordance with the Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company reviewed the carrying value of the juvenile retail publishing business net assets and adjusted the net assets to their fair market value less cost to sell. Accordingly, during 2003 the Company recognized impairments to the carrying value of the juvenile retail publishing business net assets of approximately $75.9 million ($54.1 million net of tax), or 28 cents per diluted share in 2003. Approximately $70.1 million of that charge was a write-off of goodwill and intangibles. For the nine months ended September 30, 2004, the juvenile retail publishing business generated revenue of approximately $3.9 million and had negligible operating results. For the three months and nine months ended September 30, 2003, the juvenile retail publishing business generated $19.9 million and $54.1 million of revenue and had operating income of $1.6 million and an operating loss of $2.2 million, respectively.

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

The McGraw-Hill Companies, Inc.

Notes to Consolidated Financial Statements

The sale of ComStock to Interactive Data Corporation resulted in the receipt of $115.0 million in cash, an after-tax cash flow impact of $78.7 million, and a reduction in net assets of $28.0 million, which includes a reduction in net goodwill and intangible assets of $14.3 million. The revenue recorded from ComStock for the nine months ended September 30, 2003 was $11.1 million, ComStock had negligible operating results.

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

5.	Allowances, Inventories and Accumulated Amortization of Prepublication Costs

The allowances for doubtful accounts and sales returns, the components of inventory and the accumulated amortization of prepublication costs were as follows:

	Sept. 30,	Dec. 31,	Sept. 30,
(in thousands)	2004	2003	2003
Allowance for doubtful accounts	$85,001	$103,996	$109,821

Allowance for sales returns	$148,016	$135,828	$149,136

Inventories:
Finished goods	$282,715	$273,097	$315,815
Work-in-process	7,792	12,944	15,898
Paper and other materials	20,134	15,146	22,752

Total inventories	$310,641	$301,187	$354,465

Accumulated amortization of prepublication costs	$1,040,433	$1,037,142	$989,285

6.	Receivables from/Payables to Broker-dealers and Dealer Banks

The Company had $109.1 million, and $383.8 million of matched purchase and sale commitments at December 31, 2003 and September 30, 2003, respectively. There were no such transactions as of September 30, 2004. Only those transactions not closed at the settlement date are reflected in the balance sheet as receivables and payables.

The McGraw-Hill Companies, Inc.

Notes to Consolidated Financial Statements

7.	Long-term Debt

A summary of long-term debt follows:

	Sept. 30,	Dec. 31,	Sept. 30,
(in thousands)	2004	2003	2003
Commercial paper supported by bank revolving credit agreements	$—	$—	$168,160
Other	375	389	393

Total long-term debt	$375	$389	$168,553

The Company’s $575 million, 364-day revolving credit facility agreement, allowed it to borrow until July 20, 2004, on which date the facility agreement terminated and the maturity of such borrowings could not be later than July 20, 2005. The Company paid a facility fee of five basis points on the 364-day facility whether or not amounts had been borrowed and borrowings could be made at 15 basis points above the prevailing LIBOR rates. The commercial paper borrowings were also supported by a $625 million, five-year revolving credit facility, which was to expire on August 15, 2005. The Company paid a facility fee of seven basis points on the five-year credit facility whether or not amounts had been borrowed, and borrowings could be made at 13 basis points above the prevailing LIBOR rates. On July 20, 2004, the Company replaced the 364-day revolving credit facility agreement and five-year revolving credit facility agreement with a new five-year revolving credit facility agreement of $1.2 billion that expires on July 20, 2009. The Company pays a facility fee of seven basis points on the credit facility whether or not amounts have been borrowed, and borrowings may be made at a spread of 13 basis points above the prevailing LIBOR rates. This spread increases to 18 basis points for borrowings exceeding 50% of the total capacity available under the facility.

All of the facilities contain certain covenants, and the only financial covenant requires that the Company not exceed indebtedness to cash flow ratio, as defined of 4 to 1 at any time. This restriction has never been exceeded.

As of September 30, 2004 and 2003 there were no borrowings under any of the facilities. As of September 30, 2003 eighty percent or $168.2 million of the commercial paper borrowings outstanding were classified as long-term.

8.	Capital Structure

The number of common shares reserved for issuance for employee stock plan awards and under the Director Deferred Stock Ownership Plan, were as follows:

	Sept. 30,	Dec. 31,	Sept. 30,
(in thousands)	2004	2003	2003
Stock based awards	32,678	25,817	27,002

The number of common shares issued upon exercise of stock based awards were as follows:
Stock based awards exercised	3,202	2,027	934

The McGraw-Hill Companies, Inc.

Notes to Consolidated Financial Statements

9.	Cash Dividends

Cash dividends per share declared during the three and nine months ended September 30, 2004 and 2003 were as follows:

	Three Months		Nine Months
	2004	2003	2004	2003
Common stock	$0.30	$0.27	$0.90	$0.81

10.	Common Shares Outstanding

A reconciliation of the number of shares used for calculating basic earnings per common share and diluted earnings per common share for the three and nine months ended September 30, 2004 and 2003 follows:

	Three Months		Nine Months
(in thousands)	2004	2003	2004	2003
Average number of common shares Outstanding	189,380	190,524	189,894	190,447
Effect of stock options	2,676	1,531	2,867	1,341

Average number of common shares outstanding including effect of dilutive securities	192,056	192,055	192,761	191,788

Restricted performance shares outstanding at September 30, 2004 and 2003 of 764,000 and 751,000 were not included in the computation of diluted earnings per common shares because the necessary vesting conditions have not yet been met.

11.	Retirement Plans and Postretirement Healthcare and Other Benefits

A summary of net periodic benefit expense/(income) for the Company’s defined benefit plans and postretirement healthcare and other benefits for the three and nine months ended September 30, 2004 and 2003 are as follows:

	Three Months		Nine Months
(in thousands)	2004	2003	2004	2003
Defined Benefit Plan
Service cost	$10,365	$8,986	$31,796	$26,956
Interest cost	13,817	12,567	41,132	37,701
Expected return on plan assets	(24,346)	(24,087)	(73,409)	(72,263)
Transition Asset	—	50	—	150
Amortization of prior service cost	118	109	281	327
Recognized net actuarial loss/(gain)	130	(959)	391	(2,875)

Net periodic benefit expense/ (income)	$84	$(3,334)	$191	$(10,004)

The McGraw-Hill Companies, Inc.

Notes to Consolidated Financial Statements

	Three Months		Nine Months
(in thousands)	2004	2003	2004	2003
Postretirement Healthcare and Other
Service cost	$500	$545	$1,786	$1,637
Interest cost	2,092	2,713	7,467	8,138
Amortization of prior service cost	(594)	(887)	(1,781)	(2,662)

Net periodic benefit expense	$1,998	$2,371	$7,472	$7,113

In 2004, the assumed rate of return on plan assets is 8.75% based on a market-related value of assets, which recognizes changes in market value over five years. Effective, January 1, 2004, the Company changed its discount rate assumptions on it retirement plans to 6.25% from 6.75% in 2003. The effect of this change on pension income for the three months ended and nine months ended September 30, 2004 was a reduction of $3.3 million pretax, or one cent per diluted share, and $9.9 million pretax, or three-cents per diluted share, respectively. There has been no significant change in the Company’s expected contribution to the above plans from what was disclosed in the Company’s 2003 consolidated financial statements.

The Company adopted Financial Staff Position (FSP) FAS 106-2, which provides guidance on accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act), as of July 1, 2004. The adoption of the Act did not have a material impact on the Company’s financial statements as of September 30, 2004.

12.	Sale Leaseback Transaction

In December 2003, the Company sold its 45% equity investment in Rock-McGraw, Inc. Rock-McGraw, Inc. owns the Company’s headquarters building in New York City. The transaction was valued at $450.0 million, including assumed debt. Proceeds from the disposition were $382.1 million. The sale resulted in a pre-tax gain of $131.3 million and an after-tax benefit of $58.4 million, 30 cents per diluted share in 2003.

The Company will remain an anchor tenant of what will continue to be known as The McGraw-Hill Companies building and will continue to lease space from Rock-McGraw, Inc., under an existing lease. At December 31, 2003, the Company was subject to a lease for approximately 18% of the building space for approximately the next 16 years. The lease is being accounted for as an operating lease. Pursuant to sale leaseback accounting rules, as a result of the Company’s continued involvement, a gain of approximately $212.3 million was deferred at December 31, 2003 and will be amortized over the remaining lease term as a reduction in rent expense. In the three and nine months ended September 30, 2004, the Company recognized a reduction in rent expense of $4.3 million and $12.9 million, respectively. Also included in the three and nine months ended September 30, 2004 is interest expense related to this sale leaseback of $2.5 million and $7.3 million, respectively. In the three and nine months ended September 30, 2003, approximately $4.1 million and $12.2 million, respectively, relating to the Company earnings in its 45% equity interest in Rock-McGraw, Inc. is included in other income.

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

The Company has completed various federal, state and local, and foreign tax audit cycles and, in the first quarter of 2004, accordingly removed approximately $20 million from its accrued income tax liability accounts. This non-cash item resulted in a reduction to the overall effective tax rate for continuing operations for the first nine months of 2004 from 37.0% to 34.7%. The effective tax rate for the nine months ended September 30, 2003 was 37.0%. The Company remains subject to federal audits for 2002 and subsequent years, and to state and local and foreign tax audits for a variety of open years dependent upon the jurisdiction in question. The Company anticipates that its effective tax rate will be 37.0% for the remainder of the year.

14.	Recently Issued Accounting Standards

On October 13, 2004, the Financial Accounting Standards Board (FASB) concluded that Statement 123R, Share-Based Payment (FASB 123R), which would require all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value, would be effective for public companies for interim or annual periods beginning after June 15, 2005. Retroactive application of the requirements of Statement 123 (not Statement 123R) to the beginning of the fiscal year that includes the effective date would be permitted, but not required.

The company would be required to apply Statement 123R beginning July 1, 2005 and could choose to apply Statement 123 retroactively from January 1, 2005 to June 30, 2005. The cumulative effect of adoption, if any, would be measured and recognized on July 1, 2005.

The FASB has tentatively concluded that companies could adopt the new standard in one of two ways:

•	Modified prospective transition method (the method proposed in the Exposure Draft). A company would recognize share-based employee compensation cost from the beginning of the fiscal period in which the recognition provisions are first applied as if the fair-value-based accounting method had been used to account for all employee

The McGraw-Hill Companies, Inc.

Notes to Consolidated Financial Statements

awards granted, modified, or settled after the effective date and to any awards that were not fully vested as of the effective date.

Measurement and attribution of compensation cost for awards that are nonvested as of the effective date of the proposed Statement would be based on the same estimate of the grant-date fair value and the same attribution method used previously under Statement 123 (either for recognition or pro forma purposes).

•	Modified retrospective transition method. A company would recognize employee compensation cost for periods presented prior to the adoption of Statement 123R in accordance with the original provisions of Statement 123; that is, an entity would recognize employee compensation cost in the amounts reported in the pro forma disclosures provided in accordance with Statement 123. A company would not be permitted to make any changes to those amounts upon adoption of the proposed Statement unless those changes represent a correction of an error (and are disclosed accordingly). For periods after the date of adoption of Statement 123R, the modified prospective transition method described above would be applied.

The FASB plans to issue a final statement on or around December 15, 2004. Management is currently evaluating the impact of this pronouncement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations – Comparing Three Months Ended September 30, 2004 and 2003

Consolidated Review

The Segment Review that follows is incorporated herein by reference.

In the third quarter of 2004, the Company achieved growth in revenue and income from continuing operations. Revenue growth of 5.8% outpaced a 2.9% increase in expenses resulting in a 12.2% increase in income from continuing operations. Favorable foreign exchange rates contributed $10.4 million to revenue and had a slightly negative impact on income from continuing operations.

The revenue increase is primarily attributable to growth in the Financial Services segment. Product revenue increased 1.8% to $1.0 billion as compared to the prior year’s third quarter, primarily due to an increase in revenue at McGraw-Hill Education’s Higher Education, Professional and International Group and reflects a reduction in adoption opportunities in 2004 compared to 2003 in the School Education Group. The quarter also reflects the seasonal nature of the Company’s educational publishing operations, with the first quarter being the least significant, and the third quarter being the most significant. Service revenue increased to $662.0 million, an increase of 12.8%, as compared to the prior year’s third quarter, due primarily to the growth in Financial Services. Strong growth in structured finance reflects continued favorable market conditions, including a low interest rate environment.

On September 17, 2004, the Company acquired Capital IQ, a leading provider of high-impact information solutions to the global investment and financial services communities. Capital IQ was a privately held company backed by several leading financial institutions. Capital IQ is now a unit of the Financial Services segment. Capital IQ’s innovative technology and data platform and rapidly growing client base will complement Standard & Poor’s content covering fixed income, equities, indices, and mutual funds, as well as fundamental data from Compustat. The impact of the acquisition of Capital IQ on the third quarter revenue and operating profit was not material. The Company expects that the acquisition will negatively affect diluted earnings per share in 2004 by $0.02 and in 2005 by $0.05 per share.

The Company acquired Grow Network, a privately held company, on July 16, 2004. Grow Network is a leading provider of assessment reporting and customized content for states and large school districts across the country. The acquisition supports McGraw-Hill Education’s strategy to provide a full range of customized education solutions to help improve teaching and learning. Grow Network is now part of the School Education Group and will be renamed Grow Network/McGraw-Hill. The impact of the acquisition of Grow Network on the third quarter revenue and operating profit was not material. The Company expects that the acquisition will have no material impact on diluted earnings per share in 2004.

In January 2004, the Company sold Landoll, Frank Schaffer and the related juvenile retail publishing businesses (juvenile retail publishing business), part of the McGraw-Hill Education segment’s School Education Group. The juvenile retail publishing business produced consumer-oriented learning products for sale through educational dealers, mass merchandisers, bookstores and e-commerce. As a result of the Company’s disposition of the juvenile retail publishing business, the results of these businesses are reflected as discontinued operations for all periods presented. The revenue impact for the third quarter of 2003 for the juvenile retail publishing business was $19.9 million.

These businesses were selected for divestiture as they no longer fit within the School Education Group’s strategic plans. The market was considered to have limited future growth potential, possessed unique sales channels, had low profit margins and would have required significant investment to achieve a limited growth potential.

Total expenses in the third quarter of 2004 increased $33.5 million or 2.9% primarily due to growth in the Financial Services segment. Product operating related expenses decreased $17.3 million or 4.1%, primarily due to a decrease in the amortization of prepublication costs, which decreased $15.9 million as compared with the third quarter of 2003. Service operating related expenses increased $8.7 million or 4.2% due primarily to growth in the Financial Services segment. Selling and general expenses increased $38.6 million or 7.9%. Selling and general product expenses increased $8.5 million and selling and general service expenses increased $30.1 million or 14.9% from the third quarter of 2003. The increase in selling and general service expenses is primarily from the growth of the Financial Services segment. The Financial Services segment also incurred increased rent as a result of its move to London’s Canary Wharf. Included in selling and general expenses is a credit of approximately $4.3 million relating to the sale leaseback accounting for the divestiture of the Company’s interest in Rock-McGraw, Inc. (See Note 12). In addition, general corporate expense increased 23.7% or $6.2 million as a result of an increase in vacant space, which is expansion rental space retained for future needs at corporate, and an increase in compensation related expenses. Also contributing to the increase in expense is the decline in pension income from the Company’s U.S. retirement plans. The decline in stock market performance for the 2000 through 2002 period has negatively impacted the return on the Company’s pension assets. In addition, effective January 1, 2004, the Company changed its retirement plans’ discount rate assumption to 6.25% from 6.75% in 2003. The effect of these changes was a reduction in pension income for the three months ended September 30, 2004 of $3.3 million pre-tax, or 1 cent per diluted share.

Other income for the third quarter of 2003 includes $4.1 million of income from the Company’s 45% equity investment in Rock-McGraw, Inc. which was disposed of in December 2003. Additionally, amounts previously categorized as other income-net within operating expense have been reclassified to the product and service captions to more accurately reflect their nature.

Interest expense decreased 7.8% to $1.9 million from $2.0 million in the third quarter of 2003, as there was no commercial paper outstanding for the three months ended September 30, 2004. In the same period in 2003, average commercial paper borrowings were $380.5 million. The average interest rate on commercial paper borrowings in 2003 was 1.1%. Included in the 2004 third quarter results is approximately $2.5 million of interest expense related to the sale leaseback of the Company’s headquarters building in New York City (See Note 12). Interest income on higher cash levels represented most of the remaining reduction in interest expense.

Income from continuing operations was $324.5 million, a 12.2% increase over the third quarter of 2003. Excluded from the 2003 income from continuing operations are the results of the juvenile retail publishing business, which was disposed of during January 2004, and is accounted for as a discontinued operation.

The gain from discontinued operations for the quarter ended September 30, 2003 was $1.0 million. For the quarter ended September 30, 2003, the juvenile retail publishing business generated revenue of approximately $19.9 million and had operating results of $1.6 million.

Net income for the quarter increased 11.8% to $324.5 million. The provision for taxes as a percent of income before taxes is 37.0% and is consistent with prior year third quarter.

Diluted earnings per share from continuing operations for the quarter were $1.69 versus $1.51 in the prior year. Diluted earnings per share on net income were $1.69 versus $1.51 in the prior year.

Segment Review

McGraw-Hill Education

Revenue for the McGraw-Hill Education segment increased by 2.0% to $1.0 billion, while operating profit increased 9.1% to $323.3 million. The results reflect the seasonal nature of the business, with the first quarter being less significant and the third quarter the most significant. Cost containment actions implemented by the McGraw-Hill Education segment in 2004 contributed to operating profit growth. Foreign exchange rates benefited revenue by $4.2 million, while having a $1.4 million favorable impact on operating profit.

The Company acquired Grow Network, a privately held company, on July 16, 2004. Grow Network is a leading provider of assessment reporting and customized content for states and large school districts across the country. The acquisition supports McGraw-Hill Education’s strategy to provide a full range of customized education solutions to help improve teaching and learning. Grow Network is now part of the School Education Group and has been renamed Grow Network/McGraw-Hill. The impact of the acquisition of Grow Network on the third quarter revenue and operating profit was not material. The Company expects that the acquisition will have no material impact on diluted earnings per share in 2004.

During 2004, the segment realigned certain product lines between the School Education Group and the Higher Education, Professional and International Group (HPI). All years presented have been reclassified. The total revenue reclassification for the third quarter of 2003 was $3.6 million from the Higher Education, Professional and International Group to the School Education Group. The full year 2003 revenue reclassification will be $11.8 million from Higher Education, Professional and International Group to School Education Group.

During the second week of October 2004, the Company implemented the next phase of the Global Transformation Project (GTP) for the remainder of the domestic School Education Group, as well as higher education and professional publishing. GTP, which was launched in Canada in 2003 and at certain business units in April 2004, will support the McGraw-Hill Education segment’s global growth objectives, provide technological enhancements to strengthen the infrastructure of management information and customer–centric services, and enable process and production improvements throughout the organization. Expenditures related to GTP were $6.1 million and $8.9 million for the quarters ended September 30, 2004 and 2003, respectively. Approximately $4.8 million impacted operating profit for the quarters ended September 30, 2004 and 2003. The total cost of this project is anticipated to be $180.0 million. In addition, approximately $1.0 million of depreciation expense and $1.1 million of amortization expense impacted operating profit during the third quarter of 2004. In the third quarter of 2003, approximately $0.9 million of depreciation expense and $0.1 million of amortization expense impacted operating profit.

The McGraw-Hill School Education Group’s revenue decreased slightly to $552.7 million in the third quarter of 2004 from $558.1 million in the third quarter of 2003. The decrease from the prior year is a result of the reduction in adoption opportunities available and the size and timing of open territory opportunities. In 2004, the new adoption market is now estimated to be $525 - $535 million, dropping more than 30% from the prior year. A number of states have announced increases in educational funding, as it appears that some of the earlier budget issues have been resolved. Conversely, Texas has spent a significantly lower amount this year than last year, when purchases of social studies and early childhood materials totaled more than $140 million. In 2004, Texas has bought biology and English as a second language for Grades 3-5. Given the limited opportunities offered by this year’s adoption cycle, competition has been intense.

Even though the total K-12 market is smaller this year due to the adoption cycle, the School Education Group has improved its market share by capturing an estimated 36% of all available new state adoption dollars in mathematics, which offered the largest opportunity for el-hi publishers in 2004. This strong result can be attributed to the breadth and depth of the School Education Group’s offerings, which include three programs for the elementary grades, as well as a full list of secondary school titles. All have performed well with the exception of the K-6 basal offering, which has experienced some softness.

During the quarter, the Group’s math products performed well in the middle school and high school markets, specifically in the adoption states of Florida, North Carolina, Indiana, Oklahoma, and Alabama. Everyday Mathematics, our reform-based elementary program, delivered strong performances in Florida, Indiana, and Oklahoma. Along with Impact Mathematics, a companion program for middle school, Everyday Mathematics also contributed positively to open territory results by winning major sales in New York City. Direct instruction and alternative basal programs, such as Open Court Reading, performed well but could not entirely offset the decline in certain aging supplemental products.

New business in custom contract testing in a seasonally slow third quarter could not offset the costs of increased scoring requirements on certain custom testing contracts and investments in technology. The District of Columbia Public Schools, with 65,000 students, announced during the quarter that it will use the Group’s TerraNova test to provide assessments in reading, language arts, and mathematics for Grades 3-11. The contract runs through 2008.

McGraw-Hill Higher Education, Professional and International Group’s (HPI) revenue increased by 5.8% to $452.6 million for the third quarter of 2004. Higher education and professional products performed well both domestically and internationally. Business and Economics; Humanities, Social Science and Language; and Science, Engineering, and Mathematics imprints experienced growth domestically. Key titles contributing to the third quarter performance include:

•	McConnell, Economics, 16/e

•	Nickels, Understanding Business, 7/e

•	Lucas, The Art of Public Speaking, 8/e

Science, Technical and Medical professional titles experienced growth as a result of the release of Harrison’s Principles of Internal Medicine 16/e, which sold well domestically and internationally. Trade titles continued to gain momentum in the third quarter of 2004 compared to prior year reflecting a strong response to a backlist promotion. The computer and technology imprints continue to experience softness.

Financial Services

Financial Services’ revenue increased 14.1% to $502.8 million. Operating profit increased 17.7% to $202.0 million in the third quarter of 2004, benefiting from reduced investment spending. Foreign exchange had a favorable impact contributing $6.1 million to revenue or 1.4 percentage points of growth and had a negative impact on operating profit of $1.4 million.

On September 17, 2004, the Company acquired Capital IQ, a leading provider of high-impact information solutions to the global investment and financial services communities. Capital IQ was a privately held company backed by several leading financial institutions. Capital IQ is now a unit of the Financial Services segment. Capital IQ’s innovative technology and data platform and rapidly growing client base will complement Standard & Poor’s industry-leading content covering fixed income, equities, indices, and mutual funds, as well as fundamental data from Compustat. The impact of the acquisition of Capital IQ on the third quarter revenue and operating profit was not material. The Company expects that the acquisition will negatively affect diluted earnings per share in 2004 by $0.02 and in 2005 by $0.05 per share.

The Financial Services segment’s increase in revenue and operating profit is due to the performance of structured finance ratings which represented approximately 55.8% of the growth in revenue. In structured finance, the continuing favorable interest rate environment led to strong growth in the issuance of U.S. residential mortgage-backed securities (RMBS). Commercial mortgage-backed issuance (CMBS) increased both in the U.S and in Europe. Collateralized debt obligations (CDOs) experienced strong growth due to improving credit quality and favorable interest rate spreads. Corporate issuance continued to decline in the third quarter, as issuers have already taken advantage of the favorable interest rate environment to refinance existing debt. In addition, strong corporate earnings and cash flows coupled with excess production capacity have lessened the need for new debt financing. Revenues from recurring fees for surveillance activities and from customers on annual fee arrangements also contributed to the year-to-year increase. In addition, bank loan ratings, counterparty credit ratings and rating evaluation services experienced higher growth rates than more traditional ratings products.

Total U.S. structured finance new issue dollar volume increased 45.8%, driven primarily by RMBS issuance, which grew 53.5% according to Harrison Scott Publications. RMBS issuance was strong in the quarter, despite a decline in refinancing activity. Significant growth was experienced both in sub-prime mortgages and home equity loan issuance as a result of continued low interest rates. Issuance for U.S. CDOs increased 85.2% over the prior year due to the favorable interest rate environment and spreads, as well as improving credit quality. According to Securities Data, U.S. new issue dollar volume for corporate issuers for the third quarter of 2004 decreased 12.6%, with investment grade issuance down 11.1% and high yield issuance down 20.3%. Comparisons to prior year were challenged due to the significant growth in both high yield and investment grade issuance in the third quarter of 2003. Public finance issuance was down 1.2% due to continued strong tax receipts and a reduction in the amount of existing debt being refinanced. Currently, there are approximately 34 states running budget surpluses. International market growth was also strong as the favorable trends of securitization, disintermediation and privatization continue. In Europe, issuance levels rose in both the corporate and structured finance sectors. European issuance by corporate entities was driven by growth in investment grade issuance, primarily financial services firms, while structured finance experienced solid growth across most asset classes.

Conditions in the financial services marketplace continued to show improvement, as demand for financial information products is recovering slowly. Growth in independent equity research products as a result of the global research settlement between the Securities and Exchange Commission and ten large investment banks contributed to segment revenue growth during the quarter. These ten banks were required to be in compliance with the settlement requirements by August 1, 2004. During the quarter, Standard & Poor’s was selected by several settlement banks and non-settlement firms to provide independent equity research domestically and internationally.

Revenue related to Standard & Poor’s indices increased as assets under management for Exchange-Traded Funds rose 38.6% to $92.4 billion at September 30, 2004 from $66.6 billion at September 30, 2003. Assets under management at December 31, 2003 were $79.8 billion.

The financial services industry is subject to the potential for increasing regulation in the United States and abroad. The businesses conducted by the Financial Services segment are in certain cases regulated under the U.S. Investment Advisers Act of 1940, the U.S. Securities Exchange Act of 1934 and/or the laws of the states or other jurisdictions in which they conduct business.

Standard & Poor’s Ratings Services is a credit rating agency that has been designated as one of four Nationally Recognized Statistical Rating Organizations, or NRSROs, by the Securities and Exchange Commission (SEC). The SEC first began designating NRSROs in 1975 for use of their credit ratings in the determination of capital charges for registered brokers and dealers under the SEC’s Net Capital Rule. During the last two years, the SEC has been examining the purpose of and the need for greater regulation of NRSROs. In January 2003, the SEC issued a report on the role and function of credit rating agencies in the operation of the securities markets. The report addressed issues that the SEC was required to examine under the Sarbanes-Oxley Act of 2002, as well as other issues arising from the SEC’s own review of credit rating agencies. In June 2003, the SEC solicited comments on a Concept Release that questioned: (1) whether the SEC should continue to designate NRSROs for regulatory purposes and, if so, what the criteria for designation should be; and (2) the level of oversight that the SEC should apply to NRSROs. As the SEC has not yet issued proposed rules or publicly announced the adoption of an alternative course of action, the Company is unable to assess the impact of any regulatory changes that may result from the SEC’s continuing review. The legal status of rating agencies has also been addressed by courts in the United States in various decisions and is likely to be considered and addressed in legal proceedings from time to time in the future.

Outside the United States, the European Parliament has adopted resolutions requiring the European Commission to analyze the desirability of registering credit rating agencies in Europe and the need for registration criteria. The European Commission, through the Committee of European Securities Regulators, is in the process of soliciting comments on these issues from regulators and the public, including rating agencies. In addition, European Union member states are in the process of implementing the European Commission’s Market Abuse Directive, which, depending on how the directive is implemented, could affect rating agencies’ communications with issuers as part of the rating process. Local, national and multi-national bodies have considered and adopted other legislation and regulations relating to credit rating agencies from time to time and are likely to continue to do so in the future.

The International Organization of Securities Commissions, a global group of securities commissioners (IOSCO), has also been reviewing the role of rating agencies and their processes. In September 2003, IOSCO published a set of principles relating to rating agencies’ processes and procedures. In October 2004, IOSCO proposed for public comment a code of conduct for rating agencies that builds upon the 2003 principles. Standard & Poor’s has worked closely with IOSCO in its drafting of both the principles and the code. Standard & Poor’s also recently published its own code of practices that represents a compilation of existing policies and procedures around key aspects of the ratings process.

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

Information and Media Services Segment

In the third quarter of 2004, the Information and Media Services segment revenue increased to $187.8 million or 6.6%. Revenue increased at the Business-to-Business group by 6.2% and at the Broadcasting Group by 9.0% primarily as a result of increased advertising. Operating profits increased 23.3% to $23.8 million, as expenses grew slower than revenue due to continued cost containment efforts.

In the third quarter, advertising pages in BusinessWeek’s North America edition were down by 11.2% according to the Publishers Information Bureau (PIB) on the same number of issues. However, there was one more issue for revenue recognition purposes in the third quarter of 2004, which included a special 75th Anniversary double issue. The BusinessWeek 75th Anniversary issue was the largest issue since 2000, with 252 total pages in the North American edition.

Natural gas information products experienced growth since U.S. energy markets continue to be affected by the limited supply of natural gas. The demand for market transparency due to the increase in the volatility of crude oil prices contributed to the growth of oil industry information products. Crude oil prices continued to be volatile during the third quarter as a result of supply disruptions in the Gulf of Mexico caused by the recent hurricanes, increased Chinese oil demand and increased supply risk. Increased customer demand for our products adds to the bank of business. Revenue is recognized over the life of the related product subscriptions. Softness continued in the aviation industry, which was unsettled in 2003 due to weakness in airline traffic, labor issues and security requirements, however the Farnborough Air Show occurred in the third quarter 2004, with no comparable event in 2003.

U.S. construction starts continued to be strong during the third quarter. As of August 2004, total U.S. construction starts increased 10% versus prior year largely due to the continued strength in the residential building sector. U.S. non-residential construction increased 2%, as stores, warehouses, hotels and offices, including the Freedom Tower in lower Manhattan, New York, all showed increases. Despite a slow start in 2004, commercial building is improving. Construction publications page yields were higher, while page counts declined slightly, versus the prior year third quarter. The McGraw-Hill Construction Network, which was launched late in 2003, continues to attract new customers.

Revenue increased at the Broadcasting Group by 9.0% in the third quarter of 2004 as a result of political advertising. National advertising time sales, excluding political time sales, decreased. The retailing category of advertisers contributed to growth while the consumer products, leisure time, and automotive categories remained weak. The service category showed its first decline year-to-year in the third quarter.

Nine Month

Consolidated Review

In the first nine months of 2004, the Company achieved growth in revenue and income from continuing operations. Revenue for the first nine months of 2004 increased 6.4% to $3.8 billion, while expenses increased only 3.6% contributing to a 20.0% increase in income from continuing operations. Favorable foreign exchange rates contributed $34.8 million to revenue while having a slightly negative impact on income from continuing operations.

The revenue increase is primarily attributable to growth in the Financial Services segment. Product revenue increased by 1.1% to $1.9 billion in the first nine months as compared to the comparable period in the prior year, primarily due to an increase in revenue in McGraw-Hill Higher Education, Professional and International Group. Product Revenue also reflects the seasonal nature of the Company’s educational publishing operations, with the first quarter being the least significant and the third quarter the most significant and in the reduction in adoption opportunities in 2004 compared to 2003. Service revenue for the first nine months of 2004 increased by $211.4 million an increase of 12.3%, as compared to the prior year, due primarily to the growth in Financial Services. Strong growth in structured finance and corporate finance ratings (corporate finance and financial services) reflects continued favorable market conditions, including a low interest rate environment.

On September 17, 2004, the Company acquired Capital IQ, a leading provider of high-impact information solutions to the global investment and financial services communities. Capital IQ was a privately held company backed by several leading financial institutions. Capital IQ is now a unit of the Financial Services segment. Capital IQ’s innovative technology and data platform and rapidly growing client base will complement Standard & Poor’s content covering fixed income, equities, indices, and mutual funds, as well as fundamental data from Compustat. The impact of the acquisition of Capital IQ on the third quarter revenue and operating profit was not material. The Company expects that the acquisition will negatively affect diluted earnings per share in 2004 by $0.02 and in 2005 by $0.05 per share.

The Company acquired Grow Network, a privately held company, on July 16, 2004. Grow Network is a leading provider of assessment reporting and customized content for states and large school districts across the country. The acquisition supports McGraw-Hill Education’s strategy to provide a full range of customized education solutions to help improve teaching and learning. Grow Network is now part of the School Education Group and has been renamed Grow Network/McGraw-Hill. The impact of the acquisition of Grow Network on the third quarter revenue and operating profit was not material. The Company expects that the acquisition will have no material impact on diluted earnings per share in 2004.

In January 2004, the Company sold Landoll, Frank Schaffer and the related juvenile retail publishing businesses (juvenile retail publishing business) part of the McGraw-Hill Education segment’s School Education Group. The juvenile retail publishing business produced consumer-oriented learning products for sale through educational dealers, mass merchandisers, bookstores and e-commerce. In accordance with the Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviewed the carrying value of the juvenile retail publishing business net assets as of December 31, 2003 and adjusted the net assets to their fair market value less cost to sell. Accordingly, in December 2003 the Company recognized a loss on disposition and results of operations of $81.1 million, $57.3 million after-tax, or 30 cents per diluted share. Included in the loss were impairments to the carrying value of the juvenile retail publishing business net assets of approximately $75.9 million ($54.1 million net of tax, or 28 cents per diluted share) of which $70.1 million was a write-off of goodwill and intangibles. As a result of the Company’s disposition of the juvenile retail publishing business, the results of these businesses are reflected as discontinued operations for all periods presented. The revenue impact for the first nine months of 2003 for the juvenile retail publishing business was $54.1 million.

These businesses were selected for divestiture as they no longer fit within the School Education Group’s strategic plans. The market was considered to have limited future growth potential, possessed unique sales channels, had low profit margins and would have required significant investment to achieve a limited growth potential.

In February 2003, the Company divested S&P ComStock (ComStock), the real-time market data unit of the Financial Services segment. The sale resulted in a $56.8 million after-tax gain, 30 cents per diluted share, and an $87.0 million pre-tax gain, which is reflected in discontinued operations on the income statement. The disposition and results of operations contributed $87.5 million pre-tax and $57.2 million after-tax or 30 cents per diluted share for the nine months end September 30, 2003.

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

Total expenses for the first nine months of 2004 increased 3.6% primarily due to growth in the Financial Services segment. Product operating related expenses decreased $18.1 million or 2.1% primarily as a result of a decrease in the amortization of prepublication costs, which decreased $9.7 million, as compared with the first nine months of 2003. Cost containment measures contributed to the remainder of the decrease. Service operating related expenses increased 5.8% due primarily to growth in the Financial Services segment. Selling and general expenses increased $83.0 million or 6.3%. Selling and general product expenses increased only $14.1 million or 2.0% due to cost containment at the McGraw-Hill Education segment and the Information and Media Services segment. Selling and general service expenses increased $68.9 million or 11.3% from the prior year, primarily from the growth of the Financial Services segment. The Financial Services segment also incurred increased rent expense in the first nine months of 2004 as a result of its move to London’s Canary Wharf. Included in selling and general expenses is a credit of approximately $12.9 million relating to the sale leaseback accounting for the divestiture of the Company’s interest in Rock-McGraw, Inc. (See Note 12). Selling and general expenses also increased due to general corporate expenses, which were up $21.2 million or 30.5% as a result of an increase in vacant space, which is expansion rental space retained for future needs at corporate, and an increase in compensation related expenses. Also contributing to the increase in total expense is the decline in pension income from the Company’s U.S. retirement plans. The decline in stock market performance for the 2000 through 2002 period has negatively impacted the return on the Company’s pension assets. In addition, effective January 1, 2004, the Company changed its retirement plan’s discount rate assumption to 6.25% from 6.75% in 2003. The effect of these changes resulted in a reduction in pension income for the nine months ended September 30, 2004 of $9.9 million pre-tax, or 3 cents per diluted share.

Other income for the first nine months of 2003 includes $12.2 million of income from the Company’s 45% equity investment in Rock-McGraw, Inc. which was disposed of in December 2003. Additionally, amounts previously categorized as other income within operating expense have been reclassified to the product and service captions to more accurately reflect their nature.

Interest expense decreased 21.9% to $5.8 million from $7.4 million for the nine months ended September 30, 2003. The primary reason for the decrease is the reduction in debt. There was no commercial paper outstanding as of September 30, 2004. In the same period in 2003, average commercial paper borrowings were $490.9 million. The average interest rate on commercial paper borrowings in 2003 was 1.2%. Included in 2004 is approximately $7.3 million of interest expense related to the sale leaseback of the Company’s headquarters building in New York City (See Note 12). Interest income on higher cash levels represented most of the remaining reduction in interest expense.

Income from continuing operations was $566.4 million, a 20.0% increase over the prior year. Excluded from the results of continuing operations are the results of S&P ComStock and the juvenile retail publishing business, which were disposed of during February 2003 and January 2004, respectively, and are accounted for as discontinued operations.

Loss from discontinued operations for the nine months ended September 30, 2004 was $0.6 million compared to earnings of $55.8 million for the same period in 2003. In 2004, the juvenile retail publishing business generated revenue of approximately $3.9 million and operating results were negligible. In the first nine months of 2003, the juvenile retail publishing business generated revenue of approximately $54.1 million and had negative operating results of $2.2 million. In the first nine months of 2003, ComStock generated approximately $11.1 million of revenue. In 2003, the ComStock disposition contributed $87.5 million pre-tax and $57.2 million after-tax or 30 cents per diluted share.

The Company has completed various federal, state and local, and foreign tax audit cycles and, in the first quarter of 2004, accordingly removed approximately $20 million from its accrued income tax liability accounts. This non-cash item resulted in a reduction to the overall effective tax rate for continuing operations for the nine months ended September 30, 2004 from 37.0% to 34.7%. The effective tax rate for the comparable period in 2003 was 37.0%. The Company remains subject to federal audits for 2002 and subsequent years, and to state and local and foreign tax audits for a variety of open years dependent upon the jurisdiction in question. The Company anticipates that its rate for the remainder of the year will be 37.0% as in the third quarter.

Net income for the nine months ended September 30, 2004 increased 7.2% to $565.8 million. Included in net income in the prior year was a $57.2 million contribution from the sale of ComStock. Diluted earnings per share from continuing operations for the first nine months of 2004 were $2.94 versus $2.46 in the prior year. Diluted earnings per share on net income were $2.94 versus $2.75 in the prior year.

Segment Review

McGraw-Hill Education

Revenue increased by 1.4% to $1.8 billion. Operating profit increased 10.6% to $311.5 million for the first nine months of 2004. Lower expenses helped improve operating margins by 1.4 percentage points to 17.2%. Foreign exchange rates benefited revenue by $11.8 million and had a slightly positive impact on operating profit.

During 2004, the segment realigned product lines from Higher Education, Professional and International Group to School Education Group. All years presented have been reclassified. The full year 2003 revenue reclassification is $11.8, with the fourth quarter of 2003 impact being $8.3 million.

The next phase of the Global Transformation Project (GTP), which began in 2002, was successfully launched during the second week of October 2004, for the remainder of the domestic School Education Group as well as higher education and professional publishing. GTP, which was launched in Canada in 2003 and at certain business units in April 2004, will support the McGraw-Hill Education segment’s global growth objectives, provide technological enhancements to strengthen the infrastructure of management information and customer–centric services, and enable process and production improvements throughout the organization. Expenditures related to GTP were $20.3 million and $30.2 million for the nine months ended September 30, 2004 and 2003, respectively. For the nine months ended September 30, 2004 and 2003, approximately $15.1 million and $20.1 million impacted operating profit, respectively. The total cost of this project is anticipated to be $180 million. In addition, approximately $2.9 million of depreciation expense and $2.3 million of amortization expense impacted operating profit during the first nine months of 2004. In the nine months ended September 2003, approximately $1.6 million of depreciation expense and $0.2 million of amortization expense impacted operating profit.

The McGraw-Hill School Education Group’s revenue decreased 1.9% to $1.0 billion in the first nine months of 2004. The decrease from the prior year is a result of the reduction in adoption opportunities available and size and timing of open territory opportunities. The 2004 adoption market is now estimated to be between $525 and $535 million, a decrease of more than 30% from prior year. According to the Association of American Publishers’ year-to-date statistics through August 2004, total adoption and open territory sales for grades K-12, excluding testing, decreased 2.8%. A number of states have announced increases in educational funding, as it appears that some of the earlier budget issues have been resolved. Conversely, Texas has spent a significantly lower amount this year than last year, when purchases of social studies and early childhood materials totaled more than $140 million. In 2004, Texas has bought biology and English as a second language for Grades 3-5. Given the limited opportunities offered by this year’s adoption cycle, competition has been intense.

Even though the total K-12 market is smaller this year due to the adoption cycle, the School Education Group has improved its market share by capturing an estimated 36% of all available new state adoption dollars in mathematics, which offered the largest opportunity for el-hi publishers in 2004. This strong result can be attributed to the breadth and depth of the School Education Group’s offerings, which include three programs for the elementary grades, as well as a full list of secondary titles. All have performed well with the exception of the K-6 basal offering, which has experienced some softness.

For the nine months ending September 30, 2004, the Group’s strong state adoption results were driven by success with middle school and high school math products in Florida, North Carolina, Indiana, Oklahoma, and Alabama. The Group’s reform-based elementary series, Everyday Mathematics, also performed well in the new state adoption market. In addition, the Group captured leading shares with elementary science in Virginia, elementary language arts in Tennessee, and secondary science, health and vocational products in a number of states. Secondary school sales were strong across the curriculum in the open territory, as were sales of elementary alternative basal programs such as Open Court Reading and Breakthrough to Literacy. Everyday Mathematics was especially successful in the open territory, with major sales in New York City. The first nine months of 2003 reflected strong performance in the Texas middle school and high school social studies adoptions, negatively impacting comparisons.

Custom contract testing increased in the first nine months of 2004, contributing to the segment’s revenue growth. Custom contract revenue has benefited as states continue to build out their assessments and reporting programs to meet the requirements of the No Child Left Behind Act. Higher custom contract revenue was driven by Indiana, Wisconsin, Kentucky and the country of Qatar. Expenses were negatively impacted by increased scoring requirements for certain custom testing contracts.

McGraw-Hill Higher Education, Professional and International Group’s (HPI) revenue increased by 5.9% to $797.3 million for the first nine months of 2004. Higher education and professional products performed well both domestically and internationally. School education imprints performed well in Europe and Latin America. The Mexican Education Ministry, through Conaliteg, an official Mexican Government agency, ordered double the number of books ordered in the previous year. The McGraw-Hill Companies continues to improve its position in higher education by growing its college and university business, the least cyclical part of that market. Business and Economics; Humanities, Social Science and Language; and Science, Engineering, and Mathematics imprints all experienced growth. Science, Technical, and Medical professional titles benefited from the release of Harrison’s Principles of Internal Medicine, 16/e both domestically and internationally. Key titles also contributing to the year–to-date performance include:

•	McConnell, Economics, 16/e

•	Nickels, Understanding Business, 7/e

•	Lucas, The Art of Public Speaking, 8/e

Trade products performed well due to a sales promotion on backlist titles. The computer sector remained soft.

Financial Services

Financial Services’ revenue increased 14.8% to $1.5 billion and operating profit increased 20.9% to $590.1 million for the nine months of 2004. Foreign exchange rates contributed $22.4 million to revenue and had a slightly negative impact on operating profit.

On September 17, 2004, the Company acquired Capital IQ, a leading provider of high-impact information solutions to the global investment and financial services communities. Capital IQ was a privately held company backed by several leading financial institutions. Capital IQ is now a unit of the Financial Services segment. Capital IQ’s innovative technology and data platform and rapidly growing client base will complement Standard & Poor’s industry-leading content covering fixed income, equities, indices, and mutual funds, as well as fundamental data from Compustat. The impact of the acquisition of Capital IQ on the third quarter revenue and operating profit was not material. The Company expects that the acquisition will dilute earnings per share in 2004 by $0.02 and in 2005 by $0.05 per share.

The Financial Services segment’s increase in revenue and operating profit is due primarily to the performance of structured finance ratings and corporate finance (corporate finance and financial services) ratings, which represented approximately 65.6% of the growth in revenue. In structured finance the continuing favorable interest rate environment led to strong growth in the issuance of U.S. residential mortgage-backed securities (RMBS) collateralized debt obligations securities (CDOs) and commercial mortgage–backed securities (CMBS), both in the U.S. and Europe. The growth in corporate finance ratings is attributable to revenues from recurring fees for surveillance activities and from customers on annual fee arrangements. Bank loan ratings, counterparty credit ratings and rating evaluation services experienced higher growth rates than more traditional ratings products and contributed to the year-to-year growth.

Total U.S. structured finance new issue dollar volume increased 35.0%, driven primarily by RMBS issuance, which grew 45.4% according to Harrison Scott Publications. RMBS issuance was strong in the first nine months of 2004 due to low interest rates. The Company expects RMBS issuance to continue to remain robust in the fourth quarter of 2004 as the drivers of mortgage origination remain favorable. These include new and existing home sales, as well as appreciation in home prices. The Mortgage Bankers Association is forecasting that mortgage originations will continue to remain strong primarily as a result of the historically low mortgage rates. Issuance in the U.S. of collateralized debt obligations and commercial mortgage-backed securities increased over the prior year due primarily to the favorable interest rate environment. According to Securities Data, U.S. new issue dollar volume for corporate issuers for the first nine months of 2004 decreased 15.6%. The decrease in corporate issuance is primarily due to a decline in investment grade issuance which was down 16.0%, as a result of reduction in refinancing opportunities as issuers have already taken advantage of the low interest rate environment. Strong corporate earnings and cash flows, as well as excess capacity, have lessened the need for new debt financing. International market growth was strong as the favorable trends of securitization, disintermediation and privatization continued. In Europe, issuance levels rose in the first nine months of 2004 with strong growth in issuance in both the corporate and structured finance sectors. Issuance by corporate entities was driven by growth in both high yield and investment grade issuance, while structured finance experienced solid growth in mortgage-backed securities and asset-backed issuance.

Conditions in the financial services marketplace continued to show improvement, as demand for financial information is recovering slowly. Growth in independent equity research products as a result of the global research settlement between the Securities and Exchange Commission and ten large investment banks contributed to revenue growth. The segment continued to make investments in products relating to independent equity research and other new products in the areas of advisor services and indexes.

Revenue related to Standard & Poor’s indices increased as assets under management for Exchange-Traded Funds rose 38.6% to $92.4 billion at September 30, 2004 from $66.6 billion at September 30, 2003. Assets under management at December 31, 2003 were $79.8 billion.

The financial services industry is subject to the potential for increasing regulation in the United States and abroad. The businesses conducted by the Financial Services segment are in certain cases regulated under the U.S. Investment Advisers Act of 1940, the U.S. Securities Exchange Act of 1934 and/or the laws of the states or other jurisdictions in which they conduct business.

Standard & Poor’s Ratings Services is a credit rating agency that has been designated as one of four Nationally Recognized Statistical Rating Organizations, or NRSROs, by the Securities and Exchange Commission (SEC). The SEC first began designating NRSROs in 1975 for use of their credit ratings in the determination of capital charges for registered brokers and dealers under the SEC’s Net Capital Rule. During the last two years, the SEC has been examining the purpose of and the need for greater regulation of NRSROs. In January 2003, the SEC issued a report on the role and function of credit rating agencies in the operation of the securities markets. The report addressed issues that the SEC was required to examine under the Sarbanes-Oxley Act of 2002, as well as other issues arising from the SEC’s own review of credit rating agencies. In June 2003, the SEC solicited comments on a Concept Release that questioned: (1) whether the SEC should continue to designate NRSROs for regulatory purposes and, if so, what the criteria for designation should be; and (2) the level of oversight that the SEC should apply to NRSROs. As the SEC has not yet issued proposed rules or publicly announced the adoption of an alternative course of action, the Company is unable to assess the impact of any regulatory changes that may result from the SEC’s continuing review. The legal status of rating agencies has also been addressed by courts in the United States in various decisions and is likely to be considered and addressed in legal proceedings from time to time in the future.

Outside the United States, the European Parliament has adopted resolutions requiring the European Commission to analyze the desirability of registering credit rating agencies in Europe and the need for registration criteria. The European Commission, through the Committee of European Securities Regulators, is in the process of soliciting comments on these issues from regulators and the public, including rating agencies. In addition, European Union member states are in the process of implementing the European Commission’s Market Abuse Directive, which, depending on how the directive is implemented, could affect rating agencies’ communications with issuers as part of the rating process. Local, national and multi-national bodies have considered and adopted other legislation and regulations relating to credit rating agencies from time to time and are likely to continue to do so in the future.

The International Organization of Securities Commissions, a global group of securities commissioners (IOSCO), has also been reviewing the role of rating agencies and their processes. In September 2003, IOSCO published a set of principles relating to rating agencies’ processes and procedures. In October 2004, IOSCO proposed for public comment a code of conduct for rating agencies that builds upon the 2003 principles. Standard & Poor’s has worked closely with IOSCO in its drafting of both the principles and the code. Standard & Poor’s also recently published its own code of practices that represents a compilation of existing policies and procedures around key aspects of the ratings process.

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

Information and Media Services Segment

Information and Media Services segment revenue increased to $558.6 million or 3.4% while operating profits increased 10.8% to $62.3 million for the first nine months of 2004 compared to 2003. A slight improvement in the advertising market and cost containment continued to benefit the segment. Revenue increased at the Business-to-Business group by 3.0% and at the Broadcasting Group by 6.0%.

According to the Publishers Information Bureau (PIB) advertising pages at BusinessWeek in the North American edition were up 2.5 % for the first nine months of 2004, with one less issue for PIB purposes but the same number of issues for revenue recognition. The BusinessWeek 75th Anniversary issue was the largest issue since 2000, with 252 total pages in the North American edition. Advertising pages in the international editions were also up for the first nine months of 2004. U.S. energy markets continue to be affected by demand and geo-political issues. Natural gas information products experienced growth as U.S. energy markets continue to be affected by the limited supply of natural gas. Oil industry information products experienced growth in the first nine months of 2004 as a result of increased need for market transparency due to the volatility of crude oil prices. Increased customer demand for our products adds to the bank of business. Revenue is recognized over the life of the related product subscriptions. Softness continued in the Aviation industry, which was unsettled in 2003 due to weakness in airline traffic, labor issues and security requirements, resulting in a decrease in advertising pages. The Farnborough Air Show, one of the largest air shows, and Singapore Air Show occurred in 2004, while the Paris Air Show occurred in the second quarter 2003.

As of August 2004, total U.S. construction starts increased 10% versus prior year largely due to the continued strength in the residential building sector which was up 18%. U.S. non-residential construction increased 2% versus the prior year. The construction publications display advertising pages decreased, while page yields increased. The McGraw-Hill Construction Network, which was launched late in 2003, continues to attract new customers.

The Broadcasting Group continued to benefit from political advertising during the first nine months of 2004 which helped offset the impact of the loss of the Super Bowl which was aired by ABC in 2003. The weak ratings position of the ABC network continued. Preemptions caused by war coverage and the general economic conditions also negatively impacted the performance of the stations during the first nine months of 2003, helping comparisons. Year-to-date gross time sales increased 6.1% from prior year, primarily due to political advertising. National advertising time sales, excluding political time sales, decreased. While the retailing and automotive categories of advertisers contributed to growth the consumer products, leisure time and services categories remained weak.

Liquidity and Capital Resources

The Company continues to maintain a strong financial position. The Company’s primary source of funds for operations is cash generated by operating activities. The Company’s core businesses have been strong cash generators. The Company’s income and consequently cash provided from operations during the year are significantly impacted by the seasonality of businesses, particularly educational publishing. This seasonality also impacts cash flow and related borrowing patterns. The Company’s cash flow is typically negative to neutral in the first half of the year and turns positive during the third and fourth quarter. Debt financing is used as necessary for acquisitions and for seasonal fluctuations in working capital. Cash and cash equivalents ended the quarter at $423.8 million a decline of $271.8 million from December 31, 2003 primarily as a result of acquisitions, tax payments, prepublication costs and the repurchase of treasury shares and the payment of dividends.

Cash Flow

Operating Activities: Cash provided by operations was $553.2 million for the nine months ended September 30, 2004, as compared to $819.9 million in the same period of 2003. The decrease in cash provided by operating activities versus 2003 primarily relates to tax payments and an increase in accounts receivable due to the seasonality of the education business.

Income taxes payable increased only $15.0 million over the prior year-end as a result of higher than usual tax payments made in the first quarter of 2004 but accrued at December 31, 2003 attributable to the gain on the sale of the Company’s 45% equity investment in Rock-McGraw, Inc. and a large international tax payment. Also included in operating cash flow is a $20.0 million non-cash reduction of the Company’s accrued income tax liability (See Note 13).

Accounts receivable increased $290.9 million from the end of 2003 as a result of seasonality. In addition, the days sales outstanding in 2003 through September improved more than the corresponding period in 2004. In 2003 the number of day sales outstanding decreased 14 days for the first nine months as compared to only eight days in 2004. Inventories increased by $43.0 million from the end of 2003, primarily from the seasonality of the educational business.

Investing Activities: Cash used for investing activities was $514.4 million in the first nine months of 2004, compared to $103.6 million in 2003. The change over the prior year is primarily due to the difference in proceeds received from dispositions in 2003 versus the payments for acquisitions in 2004.

Purchases of property and equipment totaled $90.5 million in 2004 compared with $62.0 million in 2003. Included in 2004 purchases is the purchase of a corporate aircraft for approximately $32.8 million. The Company invested in a corporate aircraft shifting from the current charter aircraft approach to an ownership approach due in part to extensive international travel, as result of the Company’s continued global expansion. 2003 spending relates primarily to the facilities consolidation at London’s Canary Wharf, which occurred in the first quarter of 2004.

Additions to technology projects totaled $8.6 million for the nine months ended September 30, 2004 compared with $20.0 million in 2003. The decrease is primarily from the large investments made in 2003 in infrastructure for the McGraw-Hill Education segment. For 2004, additions to deferred technology projects are expected to be approximately $20 million, and were $28.1 million for the full year 2003.

Net prepublication costs decreased $63.9 million to $399.8 million at September 30, 2004, as amortization outpaced spending. Prepublication investment totaled $162.0 million as of September 30, 2004, $21.7 million more than the same period in 2003, reflecting the heavier adoption opportunities in 2005. Prepublication spending is expected to increase over the remainder of the year totaling approximately $245 million as the Company begins to ramp up spending to reflect the significant adoption opportunities in key states in 2005 and beyond.

Financing Activities: Cash used for financing activities was $307.5 million as of September 30, 2004 compared to $582.8 million in 2003. In 2003, the Company made net payments on commercial paper and short term debt of $363.3 million. On a settlement basis, cash was utilized to repurchase approximately 3.5 million of treasury shares for $269.1 million in 2004. These repurchases were partially offset by an increase in proceeds from the exercise of employee stock options.

There were no commercial paper borrowings as of September 30, 2004, a decrease of $210.2 million from September 30, 2003. The Company’s $575 million, 364-day revolving credit facility agreement allowed it to borrow until July 20, 2004, on which date the facility agreement terminated and the maturity of such borrowings could not be later than July 20, 2005. The Company paid a facility fee of five basis points on the 364-day facility whether or not amounts had been borrowed and borrowings could be made at 15 basis points above the prevailing LIBOR rates. The commercial paper borrowings were also supported by a $625 million, five-year revolving credit facility, which was to expire on August 15, 2005. The Company paid a facility fee of seven basis points on the five-year credit facility whether or not amounts had been borrowed, and borrowings could be made at 13 basis points above the prevailing LIBOR rates. On July 20, 2004, the Company replaced the 364-day revolving credit facility agreement and five-year revolving credit facility agreement with a new five-year revolving credit facility agreement of $1.2 billion that expires on July 20, 2009. The Company pays a facility fee of seven basis points on the credit facility whether or not amounts have been borrowed, and borrowings may be made at a spread of 13 basis points above the prevailing LIBOR rates. This spread increases to 18 basis points for borrowings exceeding 50% of the total capacity available under the facility.

All of the facilities contain certain covenants, and the only financial covenant requires that the Company not exceed indebtedness to cash flow ratio, as defined, of 4 to 1 at any time. This restriction has never been exceeded. At September 30, 2004 and 2003, there were no borrowings under any of these facilities.

The Company also has the capacity to issue Extendible Commercial Notes (ECNs) of $240 million. ECNs replicate commercial paper, except that the Company has an option to extend the note beyond its initial redemption date to a maximum final maturity of 390 days. However, if exercised, such an extension is at a higher reset rate, which is at a predetermined spread over LIBOR, and is related to the Company’s commercial paper rating at the time of extension. As a result of the extension option, no backup facilities for these borrowings are required. As is the case with commercial paper, ECNs have no financial covenants. There were no ECNs outstanding at September 30, 2004 and 2003.

Under the shelf registration that became effective with the Securities and Exchange Commission in 1990, an additional $250 million of debt securities can be issued.

On January 28, 2004, the Board of Directors approved an increase in the quarterly common stock dividend of $0.03, or 11.1% to $0.30 per share.

On January 29, 2003, the Board of Directors approved a new stock repurchase program authorizing the purchase of up to 15 million additional shares, which was approximately 7.8% of the total shares of the Company’s outstanding common stock. The repurchased shares may be used for general corporate purposes, including the issuance of shares in connection with the exercise of employee stock options. Purchases under this program may be made from time to time on the open market and in private transactions depending on market conditions. On a trade date basis, the Company repurchased 3.6 million shares for $278.3 million in 2004 at an average price of approximately $76.87 per share. Approximately 4.7 million shares have been repurchased under this program through September 30, 2004.

Quantitative and Qualitative Disclosure about Market Risk

The Company is exposed to market risk from changes in foreign exchange rates. The Company has operations in various foreign countries. The functional currency is the local currency for all locations, except in the McGraw-Hill Education segment where operations that are extensions of the parent have the U.S. dollar as the functional currency. For hyper-inflationary economies, such as Venezuela, the functional currency is the U.S. dollar. In the normal course of business, these operations are exposed to fluctuations in currency values. The Company does not generally enter into derivative financial instruments in the normal course of business, nor are such instruments used for speculative purposes. The Company has no such instruments outstanding at this time.

The Company has naturally hedged positions in most countries with a local currency perspective with offsetting assets and liabilities. The gross amount of the Company’s foreign exchange balance sheet exposure from operations is $169.8 million as of September 30, 2004. Management has estimated using an undiversified value at risk analysis with 90% certainty that the foreign exchange gains and losses should not exceed $14.4 million over the next year based on the historical volatilities of the portfolio.

Recently Issued Accounting Standards

See Note 14 to the Company’s consolidated financial statements for disclosure of the impact that recently issued accounting standards will have on the Company’s financial statements.

“Safe Harbor” Statement Under the Private Securities Litigation Reform Act of 1995

This section, as well as other portions of this document, includes certain forward-looking statements about the Company’s business, new products, sales, expenses, cash flows, and operating and capital requirements. Such forward-looking statements include, but are not limited to: the strength of the U.S. and global economy; Educational Publishing’s level of success in 2004 adoptions and enrollment and demographic trends; the level of educational funding; the level of education technology investments; the strength of Higher Education, Professional and International publishing markets and the impact of technology on them; the level of interest rates and the strength of the economic recovery, profit levels and the capital markets in the U.S. and abroad; the level of success of new product development and global expansion and strength of domestic and international markets; the regulatory environment affecting Standard & Poor’s; the level of merger and acquisition activity in the U.S. and abroad; the strength of the domestic and international advertising markets; the volatility of the energy marketplace; the contract value of public works, manufacturing and single family unit construction; the strength of the domestic and international advertising markets; Broadcasting’s level of advertising; and the level of future cash flow, debt levels, product related manufacturing expenses, pension income, capital, technology and other expenditures and prepublication cost investment.

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

The next phase of the Global Transformation Project (GTP), which began in 2002, was successfully launched during the second week of October 2004, for the remainder of the United States School Education Group as well as for the higher education and professional publishing units. GTP, which was launched in Canada in 2003 and at certain business units in April 2004, will support the McGraw-Hill Education segment’s global growth objectives, provide technological enhancements to strengthen the infrastructure of management information and customer-centric services, and enable process and production improvements throughout the organization.

As of September 30, 2004, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2004. Except as noted above, there have been no other changes in the Company’s internal controls over financial reporting during the most recent quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on purchases made by the Company of its outstanding common stock during the third quarter of 2004 pursuant to the stock repurchase program authorized on January 29, 2003 by the Board of Directors. The stock repurchase program authorizes the purchase of up to 15 million additional shares, which was approximately 7.8% of the total shares of the Company’s outstanding common stock. The repurchase program has no expiration date. The repurchased shares may be used for general corporate purposes, including the issuance of shares in connection with the exercise of employee stock options. Purchases under this program may be made from time to time on the open market and in private transactions depending on market conditions. There were no other share repurchases outside the above stock repurchase program.

				(d) Maximum Number
			(c)Total Number of	(or Approximate
			Shares (or Units)	Dollar Value) of
			Purchased as Part	Shares (or Units)
	(a)Total Number of		of Publicly	that may yet be
	Shares (or Units)	(b)Average Price	Announced Plans or	Purchased Under the
	Purchased	Paid per Share (or	Programs	Plans or Programs
Period	(in millions)	Unit)	(in millions)	(in millions)
Year-to-date as of June 30, 2004	3.1	$76.71	4.2	10.8
(July. 1 – July 31, 2004)	—	—	—	10.8
(Aug. 1 – Aug. 31, 2004)	—	—	—	10.8
(Sept. 1 – Sept. 30, 2004)	0.5	$77.73	0.5	10.3

Total – Qtr	0.5	$77.73	0.5	10.3

Total – YTD	3.6	$76.87	4.7	10.3

Item 5. Other Information

The Company’s independent auditor, Ernst & Young LLP (“E&Y”) has recently notified the Securities and Exchange Commission, the Public Company Accounting Oversight Board and the Audit Committee of the Company’s Board of Directors that certain non-audit work performed by an E&Y affiliate in China for a representative office of the Company has raised questions regarding E&Y’s independence with respect to its performance of audit services for the Company.

E&Y disclosed that, during years 2000 through April 2004, its affiliate in China held tax related funds of a de minimis amount and made payment of such funds on behalf of the Company to the applicable tax authorities for business and corporate income taxes. Additionally, in 2000 and 2001 the E&Y affiliate in China facilitated the payment of payroll funds for 10 employees of a representative office of the Company in China. Custody of the assets of an audit client are not permitted under the auditor independence rules set forth in Regulation S-X promulgated by the SEC. The Audit Committee of the Board of Directors of the Company met on September 29, 2004 to consider the impact of this matter on the independence of E&Y as external auditor for the Company. The actions by the E&Y affiliate in China that are not permitted under the SEC rules and regulations have been discontinued. Based on the information to date, both the Audit Committee and E&Y have considered the impact that the holding and paying of these funds may have had on E&Y’s independence with respect to the Company and have each independently concluded that there has been no impairment of E&Y’s independence. In making this determination the Audit Committee considered the de minimis amount of funds involved, the ministerial nature of the actions, and that the revenue, operating profit and total assets of the business involved were not material to the consolidated financial statements of the Company. The Audit Committee and E&Y continue to evaluate and review matters relevant to the maintenance of E&Y’s independence.

Item 6. Exhibits and Reports on Form 8-K

(a)		Exhibits

(10)		$1,200,000,000 Five-Year Credit Agreement dated as of July 20, 2004 among the Registrant, the lenders listed therein, and JP Morgan Chase Bank, as administrative agent, incorporated by reference from the Registrant’s Form 8-K dated July 22, 2004.

(10)	*	Aircraft Timeshare Agreement, dated as of September 15, 2004, by and between Standard & Poor’s Securities Evaluations, Inc. and Harold McGraw III.

(12)		Computation of Ratio of Earnings to Fixed Charges

(15)		Letter on Unaudited Financial Information

(31.1)		Quarterly Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)		Quarterly Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)		Quarterly Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)		Reports on Form 8-K. A Form 8-K was filed on, and dated, July 22, 2004 with respect to Item 5 of said Form. A Form 8-K was filed on, and dated, July 27, 2004 with respect to Item 9 (and furnished pursuant to Item 12) of said Form.

* This exhibit relates to management contracts or compensatory plan arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MCGRAW-HILL COMPANIES, INC.

Date: October 29, 2004	By	/s/ Robert J. Bahash

Robert J. Bahash
Executive Vice President
and Chief Financial Officer

Date: October 29, 2004	By	/s/ Kenneth M. Vittor

Kenneth M. Vittor
Executive Vice President
and General Counsel

Date: October 29, 2004	By	/s/ Talia M. Griep

Talia M. Griep
Corporate Controller
and Senior Vice President,
Global Business Services