Form 10-K
period 2004-12-31
MCGRAW-HILL COMPANIES INC
filed 2005-02-25
CIK 64040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 1-1023

THE MCGRAW-HILL COMPANIES, INC.

(Exact name of registrant as specified in its charter)

New York	13-1026995

State or other jurisdiction of incorporation or organization	(I.R.S. Employer (Identification No.)

1221 AVENUE OF THE AMERICAS, NEW YORK, N.Y.	10020

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (212) 512-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock — $1 par value	New York Stock Exchange Pacific Stock Exchange

Securities registered pursuant to section 12(g) of the Act:

NONE

(Title of class)

(Title of class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12-b-2 of the act). ☑ Yes ☐ No

     The aggregate market value of voting stock held by non-affiliates of the Registrant as of the last business day of the second fiscal quarter ended June 30, 2004, was $14,533,772,917, based on the closing price of the common stock as reported on the New York Stock Exchange of $76.57 per common share. For purposes of this calculation, it is assumed that directors, executive officers and beneficial owners of more than 10% of the registrant outstanding stock are affiliates.

     The number of shares of common stock of the Registrant outstanding as of February 11, 2005 was 190,283,170 shares.

     Part I, Part II and Part III incorporate information by reference from the Annual Report to Shareholders for the year ended December 31, 2004. Part III incorporates information by reference from the definitive proxy statement mailed to shareholders March 21, 2005 for the annual meeting of shareholders to be held on April 27, 2005.

Item		Page
	PART I
1.	Business	1
2.	Properties	3
3.	Legal Proceedings	5
4.	Submission of Matters to a Vote of Security Holders	5
	Executive Officers of the Registrant	6
	PART II
5.	Market for the Registrant's Common Stock and Related Stockholder Matters and Issuer Purchases of Equity Securities	7
6.	Selected Financial Data	7
7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7
7a.	Quantitative and Qualitative Disclosure about Market Risk	8
8.	Consolidated Financial Statements and Supplementary Data	8
9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	8
9a.	Controls and Procedures	8
9b.	Other Information	9
	PART III
10.	Directors and Executive Officers of the Registrant	9
11.	Executive Compensation	9
12.	Security Ownership of Certain Beneficial Owners and Management	9
13.	Certain Relationships and Related Transactions	11
14.	Principal Accounting Fees and Services	11
	PART IV
15.	Exhibits and Financial Statement Schedules	11
	Index to Financial Statements and Financial Statement Schedules and Exhibits	12
	Supplementary Schedule	13
	Signatures	14
	Exhibit Index and Exhibits	17-146
EX-10.6 FORM OF INDEMNIFICATION AGREEMENT
EX-10.10 FORM OF RESTRICTED PERFORMANCE SHARE TERMS & CONDITIONS
EX-10.11 FORM OF RESTRICTED PERFORMANCE SHARE AWARD
EX-10.12 FORM OF STOCK OPTION AWARD
EX-10.16 REGISTRANT'S MANAGEMENT SEVERANCE PLAN
EX-10.17 REGISTRANT'S EXECUTIVE SEVERANCE PLAN
EX-10.20 REGISTRANT'S EMPLOYEE RETIREMENT ACCOUNT PLAN SUPPLEMENT
EX-10.21 REGISTRANT'S EMPLOYEE RETIREMENT PLAN SUPPLEMENT
EX-10.22 REGISTRANT'S SAVINGS INCENTIVE PLAN SUPPLEMENT
EX-10.23 MANAGEMENT SUPPLEMENTAL DEARTH & DISABILITY BENEFITS PLAN
EX-10.24 EXECUTIVE SUPPLEMENTAL DEATH, DISABILITY & RETIREMENT BENEFITS PLAN
EX-10.29 DIRECTOR DEFERRED STOCK OWNERSHIP PLAN
EX-12 COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
EX-13 2004 ANNUAL REPORT
EX-21 SUBSIDIARIES
EX-23 CONSENT OF ERNST & YOUNG LLP
EX-31.1 CERTIFICATION
EX-31.2 CERTIFICATION
EX-32 CERTIFICATION

PART I

Item 1.	Business

The McGraw-Hill Companies, Inc. (The Registrant or the Company), incorporated in December 1925, is a leading global information services provider serving the financial services, education and business information markets with information products and services. Other markets include energy, construction, aerospace and defense, and medical and health. The Company serves its customers through a broad range of distribution channels, including printed books, magazines and newsletters, online via Internet websites and digital platforms, through wireless and traditional on-air broadcasting, and through a variety of conferences and trade shows.

The Registrant’s 17,253 employees are located worldwide. They perform the vital functions of analyzing the nature of changing demands for information and of channeling the resources necessary to fill those demands. By virtue of the numerous copyrights and licensing, trade, and other agreements, which are essential to such a business, the Registrant is able to collect, compile, and disseminate this information. All book manufacturing and magazine printing is handled through a number of independent contractors. The Registrant’s principal raw material is paper, and the Registrant has assured sources of supply, at competitive prices, adequate for its business needs.

Descriptions of the Company’s principal products, broad services and markets, and significant achievements are hereby incorporated by reference from Exhibit (13), page 19, containing textual material of the Registrant’s 2004 Annual Report to Shareholders.

The Registrant has an investor kit available online and in print that includes the current (and prior years) Annual Report, Proxy Statement, 10-Q, 10-K, all filings through EDGAR with the Securities and Exchange Commission, the current earnings release and information with respect to the Dividend Reinvestment and Direct Stock Purchase Program. For online access go to www.mcgraw-hill.com/investor_relations and click on Digital Investor Kit. Requests for printed copies, free of charge, can be e-mailed to investor_relations@mcgraw-hill.com or mailed to Investor Relations, The McGraw-Hill Companies, Inc., 1221 Avenue of the Americas, New York, NY 10020-1095. You can call Investor Relations toll free at 866-436-8502.

The Registrant has adopted a Code of Ethics for the Company’s Chief Executive Officer and Senior Financial Officers that applies to its chief executive officer, chief financial officer, and chief accounting officer. To access such code, go to the Corporate Governance section of the Company’s Investor Relations website at www.mcgraw-hill.com/investor_relations. Any waivers that may in the future be granted from such Code will be posted at such website address. In addition to its Code of Ethics for the Chief Executive Officer and Senior Financial Officers noted above, the following topics may be found on the Registrant’s website at the above website address:

•	Code of Business Ethics for all employees;

•	Corporate Governance Guidelines;

•	Audit Committee Charter;

•	Compensation Committee Charter; and

•	Nominating and Corporate Governance Committee Charter.

The foregoing documents are also available in print, free of charge, to any shareholder who requests them. Requests for printed copies may be e-mailed to corporate_secretary@mcgraw-hill.com or mailed to the Corporate Secretary, The McGraw-Hill Companies, Inc., 1221 Avenue of the Americas, New York, NY 10020-1095.

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

Certifications

The Company has filed the required certifications under Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 31.2 to our annual report on Form 10-K for the fiscal year ended December 31, 2004. After the 2005 Annual Meeting of Shareholders, the Company intends to file with the New York Stock Exchange the CEO certification regarding the Company’s compliance with the NYSE’s corporate governance listing standards as required by NYSE rule 303A. 12. Last year, the Company filed this CEO certification with the NYSE on May 10, 2004.

Information as to Operating Segments

The relative contribution of the operating segments of the Registrant and its subsidiaries to operating revenue, operating profit, long-lived assets and geographic information for the three years ended December 31, 2004, are included in Exhibit (13), on pages 53 and 55 in the Registrant’s 2004 Annual Report to Shareholders and is hereby incorporated by reference.

Item 2.	Properties

The Registrant leases office facilities at 268 locations: 186 are in the United States. In addition, the Registrant owns real property at 14 locations, of which 10 are in the United States. The principal facilities of the Registrant are as follows:

	Owned	Square
	or	Feet
Locations	Leased	(thousands)	Business Unit
Domestic

New York, NY	leased	418	Various Units
1221 Avenue of the Americas

New York, NY	leased	1008	Standard & Poor’s
55 Water Street

New York, NY	leased	518	Various Units
2 Penn Plaza			Some space subleased to
			non-MH tenants

New York, NY	leased	17	Financial Services
22 Cortland Street

New York, NY	leased	8	McGraw-Hill Education
386 Park Avenue

Hightstown, NJ	owned
Office & Data Center		424	Various Units
Warehouse		407	Vacant

Blacklick, OH	owned
Book Distr. Ctr		558	Various Units
Office		73

Desoto, TX – 220	leased	382	Distribution
Book Dist. Ctr.

Dallas, TX	leased	418	Distribution
Assembly Plant

Dubuque, IA	owned
Office		141	Various Units
Warehouse		600	Some space subleased to
			non-MH tenants

Groveport, OH	leased	506	Distribution
Warehouse

Ashland, OH	leased	602	Distribution

Columbus, OH	owned	170	School Division of
			McGraw-Hill Education

Monterey, CA	owned	215	CTB Division of
			McGraw-Hill Education

Centennial, CO	owned	133	Financial Services

Lexington, MA	leased	132	Various Units
			Some space subleased to
			non-MH tenants

	Owned	Square
	or	Feet
Locations	Leased	(thousands)	Business Unit
Burr Ridge, IL	leased	130	Various Units
			Some space subleased to
			non-MH tenants

Denver, CO	owned	88	Broadcasting

Indianapolis, IN	owned	54	Broadcasting

Indianapolis, IN	leased	127	CTB Division of
			McGraw-Hill Education

Washington, DC	leased	73	Various Units

Chicago, IL	leased	152	Various Units

Mather, CA	leased	56	CTB Division of
			McGraw-Hill Education

Foreign

Whitby, Canada	owned
Office		80	McGraw-Hill Ryerson, Ltd./
Book Distribution Ctr.		80	Non-McGraw-Hill tenant

Maidenhead, Eng.	leased	85	McGraw-Hill International
			(U.K.) Ltd.

Jurong, Singapore	leased	30	Various Operating Units
Office		91	Various Publishing Units

Canary Wharf,	leased	266	Various Units
London

Tokyo, Japan	leased	31	Various Units

Paris, France	leased	8	Various Units

Beijing, China	leased	8	Various Units

Ameepet, India	leased	33	Financial Services

During 2004, relocations took place internationally in London, Paris Tokyo and Beijing. New additions also include new locations in India and New York due to the acquisition of Capital IQ, a location in New York City due to The Grow Network acquisition and a new distribution center in Groveport, Ohio.

In July 2002, a new lease for 1221 Avenue of the Americas commenced. The Registrant no longer has any non-McGraw-Hill subtenants at this location.

In June 2002, a new lease commenced for 7500 Chavenelle Drive, Dubuque, IA for 330,988 square feet. Most of Registrant’s staff at the owned location in Dubuque relocated to this new location. The majority of the former location (2460 Kerper Blvd) is subleased to Quebecor World at a current square footage of 277,821.

Effective March 2003, CB Richard Ellis took over the management of 40 U.S. facilities. CB Richard Ellis partnered with IKON (mail, reprographics) and EMCOR (facilities maintenance) to fulfill the agreement.

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

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of Registrant’s security holders during the last quarter of the period covered by this Report.

Executive Officers of the Registrant

Name	Age	Position
Harold McGraw III	56	Chairman of the Board, President and Chief Executive Officer

Robert J. Bahash	59	Executive Vice President and Chief Financial Officer

David L. Murphy	59	Executive Vice President, Human Resources

Deven Sharma	49	Executive Vice President, Global Strategy

Kenneth M. Vittor	55	Executive Vice President and General Counsel

Glenn S. Goldberg	46	Senior Vice President, Corporate Affairs and Assistant to the Chairman, President and Chief Executive Officer

Talia M. Griep	42	Corporate Controller and Senior Vice President, Global Business Services

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

PART II

Item 5.	Market for the Registrant’s Common Stock and Related Stockholder Matters and Issuer Purchases of Equity Securities

On February 11, 2005, the closing price of the Registrant’s common stock was $94.93 per share as reported on the New York Stock Exchange. The approximate number of record holders of the Registrant’s common stock as of February 11, 2005 was 5,342.

	2004	2003
Dividends per share of common stock:
$.30 per quarter in 2004	$1.20
$.27 per quarter in 2003		$1.08

The following table provides information on purchases made by the Company of its outstanding common stock during the fourth quarter of 2004 pursuant to the stock repurchase program authorized on January 29, 2003 by the Board of Directors (column C). The stock repurchase program authorizes the purchase of up to 15 million additional shares, which was approximately 7.8% of the total shares of the Company’s outstanding common stock as of January 29, 2003. The repurchase program has no expiration date. The repurchased shares may be used for general corporate purposes, including the issuance of shares in connection with the exercise of employee stock options. Purchases under this program may be made from time to time on the open market and in private transactions, depending on market conditions. In addition to purchases under the 2003 stock repurchase program, the number of shares in column (a) include; 1) shares of common stock that are tendered to the Registrant to satisfy the employees’ tax withholding obligations in connection with the vesting of awards of restricted performance shares (such shares are repurchased by the Registrant based on their fair market value on the vesting date), and 2) shares of the Registrant deemed surrendered to the Registrant to pay the exercise price and to satisfy the employees’ tax withholding obligations in connection with the exercise of employee stock options. There were no other share repurchases outside the above stock repurchase program.

			(c)Total Number
			of Shares
	(a)Total		Purchased as	(d) Maximum Number
	Number of		Part of Publicly	of Shares that may
	Shares	(b)Average	Announced	yet be Purchased
	Purchased	Price Paid	Programs	Under the Programs
Period	(in millions)	per Share	(in millions)	(in millions)
(Oct. 1 – Oct. 31, 2004)	—	—	—	10.3
(Nov. 1 – Nov. 30, 2004)	0.7	$87.19	0.6	9.7
(Dec. 1 – Dec. 31, 2004)	1.2	$90.09	0.8	8.9
Total – Qtr	1.9	$88.74	1.4	8.9

Information concerning the high and low stock price of the Registrant’s common stock on the New York Stock Exchange is incorporated herein by reference from Exhibit (13), from page 69 of the 2004 Annual Report to Shareholders.

Item 6.	Selected Financial Data

Incorporated herein by reference from Exhibit (13), from the 2004 Annual Report to Shareholders, page 66 and page 67.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Incorporated herein by reference from Exhibit (13), from the 2004 Annual Report to Shareholders, pages 23 to 44.

Item 7a.	Quantitative and Qualitative Disclosure about Market Risk

Incorporated herein by reference from Exhibit (13), from the 2004 Annual Report to Shareholders, page 43.

Item 8.	Consolidated Financial Statements and Supplementary Data

Incorporated herein by reference from Exhibit (13), from the 2004 Annual Report to Shareholders, pages 45 to 65 and page 68.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9a.	Controls and Procedures Disclosure Controls

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed with the Securities and Exchange Commission (SEC) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure.

As of December 31, 2004, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the U.S. Securities Exchange Act of 1934). Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2004.

Management’s Annual Report on Internal Control Over Financial Reporting

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (Section 404) and as defined in Rules 13a-15(f) under the U.S. Securities Exchange Act of 1934, management is required to provide the following report on the Company’s internal control over financial reporting:

1.	The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.

2.	The Company’s management has used the Committee of Sponsoring Organizations of the Treadway Commission (COSO) framework to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has selected the COSO framework for its evaluation as it is a control framework recognized by the SEC and the Public Company Accounting Oversight Board, that is free from bias, permits reasonably consistent qualitative and quantitative measurement of the Company’s internal controls, is sufficiently complete so that relevant controls are not omitted and is relevant to an evaluation of internal controls over financial reporting.

3.	As of December 31, 2004, management has assessed the effectiveness of the Company’s internal control over financial reporting, and has concluded that such control over financial reporting is effective. There are no material weaknesses in the Company’s internal control over financial reporting that have been identified by management.

4.	The Company’s independent registered public accounting firm, Ernst & Young LLP, have audited the consolidated financial statements of the Company for the year ended December 31, 2004 and have issued their reports on the financial statements and management’s assessment as to the effectiveness of internal controls over financial reporting under Auditing Standard No. 2 of the Public Company Accounting Oversight Board. These reports are located on pages 64 and 65 of the 2004 Annual Report to Shareholders.

Other Matters

During 2004, the Global Transformation Project (GTP), which began in 2002, was successfully launched in the domestic School Education Group as well as for the higher education and professional publishing units. GTP, which was also launched in Canada in 2003, supports the McGraw-Hill Education segment’s global growth objectives, provides technological enhancements to strengthen the infrastructure of management information and customer-centric services and enables process and production improvements throughout the organization.

Except as noted above, there have been no changes in the Company’s internal controls over financial reporting during the most recent quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9b.	Other Information

None

PART III

Item 10.	Directors and Executive Officers of the Registrant

Incorporated herein by reference from the Registrant’s definitive proxy statement dated March 21, 2005 for the annual meeting of shareholders to be held on April 27, 2005.

Item 11.	Executive Compensation

Incorporated herein by reference from the Registrant’s definitive proxy statement dated March 21, 2005 for the annual meeting of shareholders to be held on April 27, 2005.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

Incorporated herein by reference from the Registrant’s definitive proxy statement dated March 21, 2005 for the annual meeting of shareholders to be held April 27, 2005.

The following table details the Registrant’s equity compensation plans as of December 31, 2004:

2004

Equity Compensation Plan Information

	(a)		(b)	(c)
Number of securities
	Number of			remaining available
	securities to be			for future issuance
	issued upon		Weighted-average	under equity
	exercise of		exercise price of	compensation plans
	outstanding		outstanding	(excluding
	options, warrants		options, warrants	securities reflected
Plan Category	and rights		and rights	in column (a))

Equity compensation plans approved by security holders	20,692,887		$62.9609	11,581,155

Equity compensation plans not approved by security holders	0		0	0

Total	20,692,887	(1)	$62.9609	11,581,155	(2)(3)

(1)	Included in this number are 20,617,243 shares to be issued upon exercise of outstanding options under the Company’s Stock Incentive Plans and 75,644 deferred units already credited but to be issued under the Director Deferred Stock Ownership Plan.

(2)	Included in this number are 285,985 shares reserved for issuance under the Director Deferred Stock Ownership Plan. The remaining 11,295,170 shares are reserved for issuance under the 2002 Stock Incentive Plan (the “2002 Plan”) for Performance Stock, Restricted Stock, Other Stock-Based Awards, Stock Options and Stock Appreciation Rights (“SARs”).

(3)	Under the terms of the 2002 Plan, shares subject to an award (other than a stock option, SAR, or dividend equivalent) or shares paid in settlement of a dividend equivalent reduce the number of shares available under the 2002 Plan by one share for each such share granted or paid; shares subject to a stock option or SAR reduce the number of shares available under the 2002 Plan by one-third of a share for each such share granted. The 2002 Plan stipulates that in no case, as a result of such share counting, may more than 9,500,000 shares of stock be issued thereunder. Accordingly, for purposes of setting forth the figures in this column, the base figure from which issuances of stock awards are deducted, is deemed to be 9,500,000 shares for the 2002 Plan plus shares reserved for grant immediately prior to the amendments to the 2002 Plan of April 28, 2004.

The 2002 Plan is also governed by certain share recapture provisions. The aggregate number of shares of stock available under the 2002 Plan for issuance are increased by the number of shares of stock granted as an award under the 2002 Plan or 1993 Employee Stock Incentive Plan (the “1993 Plan”)(other than stock option, SAR or 1993 Plan stock option awards) or by one-third of the number of shares of stock in the case of stock option, SAR or 1993 Plan stock option awards that are, in each case: forfeited, settled in cash or property other than stock, or otherwise not distributable under an award under the Plan; tendered or withheld to pay the exercise or purchase price of an award under the 2002 or 1993 Plans or to satisfy applicable wage or other required tax withholding in connection with the exercise, vesting or payment of, or other event related to, an award under the 2002 or 1993 Plan; or repurchased by the Company with the option proceeds in respect of the exercise of a stock option under the 2002 or 1993 Plans.

Item 13.	Certain Relationships and Related Transactions

Incorporated herein by reference from the Registrant’s definitive proxy statement dated March 21, 2005 for the annual meeting of shareholders to be held April 27, 2005.

Item 14.	Principal Accounting Fees and Services

During the year ended December 31, 2004, Ernst & Young LLP audited the consolidated financial statements of the Corporation and its subsidiaries.

Incorporated herein by reference from the Registrant’s definitive proxy statement dated March 21, 2005 for the annual meeting of shareholders to be held April 27, 2005.

Item 15.	Exhibits and Financial Statement Schedules

(a) 1.	Financial Statements

The Index to Financial Statements and Financial Statement Schedule on Page 12 is incorporated herein by reference as the list of financial statements required as part of this report.

2.	Financial Statement Schedules

The Index to Financial Statements and Financial Statement Schedule on Page 12 is incorporated herein by reference as the list of financial statements required as part of this report.

3.	Exhibits

The exhibits filed as part of this annual report on Form 10-K are listed in the Exhibit Index on pages 17-19, immediately preceding such Exhibits, and such Exhibit Index is incorporated herein by reference.

The McGraw-Hill Companies

Index to Financial Statements,
Financial Statement Schedules and Exhibits

	Reference
		Annual Report
	Form	to Share-
	10-K	holders (page)
Data incorporated by reference from Annual Report to Shareholders:
Report of Management		63
Report of Independent Registered Public Accounting Firm		64
Report of Independent Registered Public Accounting Firm		65
Consolidated balance sheet at December 31, 2004 and 2003		46-47
Consolidated statement of income for each of the three years in the period ended December 31, 2004		45
Consolidated statement of cash flows for each of the three years in the period ended December 31, 2004		48
Consolidated statement of shareholders’ equity for each of the three years in the period ended December 31, 2004		49
Notes to consolidated financial statements		50-62
Quarterly financial information		68
Financial Statement Schedule:
Consolidated schedule for each of the three years in the period ended December 31, 2004
II — Reserves for doubtful accounts and sales returns	13
Consent of Independent Auditors	141

All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

The financial statements listed in the above index which are included in the annual report to shareholders for the year ended December 31, 2004 are hereby incorporated by reference in Exhibit (13). With the exception of the pages listed in the above index, the 2004 annual report to shareholders is not to be deemed filed as part of Item 15 (a)(1).

THE McGRAW-HILL COMPANIES, INC.

SCHEDULE II — RESERVES FOR DOUBTFUL ACCOUNTS AND SALES RETURNS

(Thousands of dollars)

		Additions/
	Balance at	(deductions)			Balance
	beginning	charged			at end
	of year	to income	Deductions	Other	of year
			(A)	(B)
Year ended 12/31/04
Allowance for doubtful accounts	$103,996	$7,796	$29,309	$(1,913)	$80,570
Allowance for returns	135,828	(4,685)	—	(2,045)	129,098

	$239,824	$3,111	$29,309	$(3,958)	$209,668

Year ended 12/31/03
Allowance for doubtful accounts	$105,532	$29,840	$31,376	$—	$103,996
Allowance for returns	135,529	299	—	—	135,828

	$241,061	$30,139	$31,376	$—	$239,824

Year ended 12/31/02
Allowance for doubtful accounts	$147,855	$33,024	$47,047	$(28,300)	$105,532
Allowance for returns	129,034	6,495	—	—	135,529

	$276,889	$39,519	$47,047	$(28,300)	$241,061

(A)	Accounts written off, less recoveries.

(B)	In 2002, amounts relate to writing off previously established reserves against current assets for the final closedown of the former Continuing Education Center, resulting in no cash or income statement impact. In 2004, amounts primarily relate to the disposition of the Juvenile Retail Publishing business and the acquisitions of Capital IQ and Grow Network.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

The McGraw-Hill Companies, Inc. Registrant
By:	/s/ Kenneth M. Vittor
Kenneth M. Vittor
Executive Vice President and General Counsel February 25, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on February 25, 2005 on behalf of Registrant by the following persons who signed in the capacities as set forth below under their respective names. Registrant’s board of directors is comprised of eleven members and the signatures set forth below of individual board members, constitute at least a majority of such board.

/s/ Harold McGraw III
Harold McGraw III
Chairman, President and Chief Executive Officer

/s/ Robert J. Bahash
Robert J. Bahash
Executive Vice President and Chief Financial Officer

/s/ Talia M. Griep
Talia M. Griep
Corporate Controller and Senior Vice President, Global Business Services

/s/ Pedro Aspe
Pedro Aspe
Director

/s/ Sir Winfried F.W. Bischoff
Sir Winfried F.W. Bischoff
Director

/s/ Douglas N. Daft
Douglas N. Daft Director

/s/ Linda Koch Lorimer
Linda Koch Lorimer Director

/s/ Robert P. McGraw
Robert P. McGraw Director

/s/ Hilda Ochoa-Brillembourg
Hilda Ochoa-Brillembourg Director

/s/ James H. Ross
James H. Ross Director

/s/ Edward B. Rust, Jr.
Edward B. Rust, Jr. Director

/s/ Kurt L. Schmoke
Kurt L. Schmoke Director

/s/ Sidney Taurel
Sidney Taurel Director

Exhibit Index

Page
Exhibit		Number
Number		Reference
(3)	Articles of Incorporation of Registrant incorporated by reference from Registrant’s Form 10-K for the year ended December 31, 1995 and Form 10-Q for the quarter ended June 30, 1998.

(3)	By-laws of Registrant incorporated by reference from Registrant’s Form 10-Q for the quarter ended March 31, 2000.

(10.1)	Indenture dated as of June 15, 1990 between the Registrant, as issuer, and the Bank of New York, as trustee, incorporated by reference from Registrant’s Form SE filed August 3, 1990 in connection with Registrant’s Form 10-Q for the quarter ended June 30, 1990.

(10.2)	Instrument defining the rights of security holders, certificate setting forth the terms of the Registrant’s Medium-Term Notes, Series A, incorporated by reference from Registrant’s Form SE filed November 15, 1990 in connection with Registrant’s Form 10-Q for the quarter ended September 30, 1990.

(10.3)	Rights Agreement dated as of July 29, 1998 between Registrant and Chase Mellon Shareholder Services, LLC, incorporated by reference from Registrant’s Form 8-A filed August 3, 1998.

(10.4)	Amendment to Rights Agreement dated as of March 8, 1999 between Registrant and Mellon Investor Services, successor to Chase Mellon Shareholder Services, LLC, incorporated by reference from Registrant’s Form 8-A/A filed March 8, 1999.

(10.5)	Amendment to Rights Agreement dated as of February 1, 2005 between Registrant and The Bank of New York, successor to Mellon Shareholder Services, incorporated by reference from Registrant’s Form 8-A/A filed February 3, 2005.

(10.6)	Form of Indemnification Agreement between Registrant and each of its directors and certain of its executive officers.	20-21

(10.7)*	Registrant’s 1987 Key Employee Stock Incentive Plan, incorporated by reference from Registrant’s Form 10-K for the year ended December 31, 1993.

(10.8)*	Registrant’s Amended and Restated 1993 Employee Stock Incentive Plan, incorporated by reference from Registrant’s Proxy Statement dated March 23, 2000.

(10.9)*	Registrant’s Amended and Restated 2002 Stock Incentive Plan, incorporated by reference from Registrant’s Proxy Statement dated March 22, 2004.

(10.10)*	Form of Restricted Performance Share Terms and Conditions.	22-36

(10.11)*	Form of Restricted Performance Share Award.	37

(10.12)*	Form of Stock Option Award.	38

(10.13)*	Registrant’s Amended and Restated 1996 Key Executive Short Term Incentive Compensation Plan, incorporated by reference from Registrant’s Proxy Statement dated March 23, 2000.

(10.14)*	Registrant’s Key Executive Short-Term Incentive Deferred Compensation Plan incorporated by reference from Registrant’s Form 10-K for the year ended December 31, 2002.

Page
Exhibit		Number
Number		Reference
(10.15)*	Registrant’s Executive Deferred Compensation Plan, incorporated by reference from Registrant’s Form SE filed March 28, 1991 in connection with Registrant’s Form 10-K for the year ended December 31, 1990.

(10.16)*	Registrant’s Management Severance Plan, as amended and restated as of October 23, 2003.	39-48

(10.17)*	Registrant’s Executive Severance Plan, as amended and restated as of October 23, 2003.	49-59

(10.18)*	Registrant’s Senior Executive Severance Plan incorporated by reference from Registrant’s Form 10-K for the year ended December 31, 2002.

(10.19)	$1,200,000,000 Five-Year Credit Agreement dated as of July 20, 2004 among the Registrant, the lenders listed therein, and JP Morgan Chase Bank, as administrative agent, incorporated by reference from the Registrant’s Form 8-K dated July 22, 2004.

(10.20)*	Registrant’s Employee Retirement Account Plan Supplement, including amendments adopted through April 26, 2000.	60-67

(10.21)*	Registrant’s Employee Retirement Plan Supplement, as amended and restated as of January 1, 2004.	68-79

(10.22)*	Registrant’s Savings Incentive Plan Supplement, as amended and restated as of January 1, 2004.	80-91

(10.23)*	Registrant’s Management Supplemental Death and Disability Benefits Plan, as amended and restated as of February 23, 2000.	92-106

(10.24)*	Registrant’s Senior Executive Supplemental Death, Disability & Retirement Benefits Plan, as amended and restated as of February 23, 2000.	107-128

(10.25)*	Resolutions amending certain of Registrant’s equity and compensation plans, as adopted on February 23, 2000, with respect to definitions of “Cause” and “Change of Control” contained therein, incorporated by reference from Registrant’s Form 10-K for the year ended December 31, 2000.

(10.26)*	Registrant’s Director Retirement Plan, incorporated by reference from Registrant’s Form SE filed March 29, 1990 in connection with Registrant’s Form 10-K for the year ended December 31, 1989.

(10.27)*	Resolutions Freezing Existing Benefits and Terminating Additional Benefits under Registrant’s Directors Retirement Plan, as adopted on January 31, 1996, incorporated by reference from Registrant’s Form 10-K for the year ended December 31, 1996.

(10.28)*	Registrant’s Director Deferred Compensation Plan, incorporated by reference from Registrant’s Form 10-K for the year ended December 31, 2003.

(10.29)*	Director Deferred Stock Ownership Plan, as amended and restated as of January 29, 2003.	129-136

(10.30)*	Aircraft Timeshare Agreement, dated as of September 15, 2004, by and between Standard & Poor’s Securities Evaluations, Inc. and Harold McGraw III, incorporated by reference from the Registrant’s Form 10-Q for the period ended September 30, 2004.

		Page
Exhibit		Number
Number		Reference
(12)	Computation of ratio of earnings to fixed charges.	137

(13)	Registrant’s 2004 Annual Report to Shareholders. Such Report, except for those portions thereof which are expressly incorporated by reference in this Form 10-K, is furnished for the information of the Commission and is not deemed “filed” as part of this Form 10-K.	138

(21)	Subsidiaries of the Registrant.	139-140

(23)	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.	141

(31.1)	Annual Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	142-143

(31.2)	Annual Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	144-145

(32)	Annual Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	146

*	These exhibits relate to management contracts or compensatory plan arrangements.