Form 10-Q
period 2005-03-31
MCGRAW-HILL COMPANIES INC
filed 2005-04-29
CIK 64040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
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

YES     ☑                    NO     ☐

Indicate by check mark whether the Registrant is an accelerated filer.

YES     ☑                    NO     ☐

On April 11, 2005 there were approximately 187.3 million shares of common stock (par value $1.00 per share) outstanding.

The McGraw-Hill Companies, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
of The McGraw-Hill Companies, Inc.

We have reviewed the consolidated balance sheet of The McGraw-Hill Companies, Inc., as of March 31, 2005, and the related consolidated statements of income for the three-month periods ended March 31, 2005 and 2004, and the consolidated statements of cash flows for the three-month periods ended March 31, 2005 and 2004. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of The McGraw-Hill Companies, Inc. as of December 31, 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended, not presented herein, and in our report dated February 22, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2004, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Ernst & Young LLP

April 26, 2005

Part I
Financial Information

Item 1. Financial Statements

The McGraw-Hill Companies, Inc.

Consolidated Statement of Income

Periods Ended March 31, 2005 and 2004

	Three Months
(in thousands, except per-share data)	2005	2004
Revenue (Note 3)
Product revenue	$328,846	$315,025
Service revenue	700,160	604,842

Total revenue	1,029,006	919,867
Expenses
Operating related expense
Product	203,975	182,147
Service	226,752	204,213

Total operating related expense	430,727	386,360
Selling and general expense
Product	200,799	191,165
Service	238,674	222,233

Total selling and general expense	439,473	413,398
Depreciation	24,703	22,196
Amortization of intangibles	8,429	6,865

Total expenses	903,332	828,819

Income from operations	125,674	91,048

Interest expense	698	1,737

Income from continuing operations before taxes on income	124,976	89,311
Provision for taxes on income (Note 12)	46,241	13,045

Income from continuing operations	78,735	76,266
Discontinued operations (Note 4):
Juvenile retail publishing business	—	(931)
Income tax benefit	—	(344)

Loss from discontinued operations	—	(587)

Net income (Notes 1 and 2)	$78,735	$75,679

Basic earnings per common share
Income from continuing operations	$0.42	$0.40
Net income	$0.42	$0.40
Diluted earnings per common share
Income from continuing operations	$0.41	$0.39
Net income	$0.41	$0.39
Average number of common shares outstanding: (Notes 9 and 14)
Basic	189,415	190,581
Diluted	193,300	193,490

See accompanying notes.

The McGraw-Hill Companies, Inc.

Consolidated Balance Sheet

	March 31,	Dec. 31,	March 31,
(in thousands)	2005	2004	2004
ASSETS

Current assets:
Cash and equivalents	$361,099	$680,623	$403,949
Accounts receivable (net of allowance for doubtful accounts and sales returns) (Note 5)	868,390	1,051,438	722,524
Inventories (Note 5)	378,464	300,459	316,034
Deferred income taxes	257,879	258,157	230,376
Prepaid and other current assets	150,221	157,153	135,804

Total current assets	2,016,053	2,447,830	1,808,687

Prepublication costs (net of accumulated amortization) (Note 5)	452,164	428,205	461,525

Investments and other assets:
Prepaid pension expense (Note 10)	296,887	299,792	291,035
Other	226,212	220,611	222,549

Total investments and other assets	523,099	520,403	513,584

Property and equipment – at cost	1,203,483	1,195,792	1,112,210
Less – accumulated depreciation	699,566	682,726	654,598

Net property and equipment	503,917	513,066	457,612

Goodwill and other intangible assets:
Goodwill – net	1,509,142	1,505,340	1,241,292
Copyrights – net	224,491	228,502	240,798
Other intangible assets – net	225,726	219,643	178,466

Net goodwill and intangible assets	1,959,359	1,953,485	1,660,556

Total assets	$5,454,592	$5,862,989	$4,901,964

See accompanying notes.

The McGraw-Hill Companies, Inc.

Consolidated Balance Sheet

	March 31,	Dec. 31,	March 31,
(in thousands)	2005	2004	2004
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Notes payable	$3,064	$4,613	$5,523
Accounts payable	273,543	318,301	257,304
Accrued royalties	51,115	125,552	46,808
Accrued compensation and contributions to retirement plans (Note 10)	251,608	411,330	218,839
Income taxes currently payable	93,692	78,776	28,376
Unearned revenue	750,807	719,948	641,536
Deferred gain on sale leaseback (Note 11)	7,516	7,516	7,516
Other current liabilities	379,905	302,626	345,163

Total current liabilities	1,811,250	1,968,662	1,551,065

Other liabilities:
Long-term debt (Note 6)	357	513	385
Deferred income taxes	233,522	232,081	170,059
Accrued postretirement healthcare and other benefits (Note 10)	162,919	164,021	167,413
Deferred gain on sale leaseback (Note 11)	195,401	197,267	202,937
Other non-current liabilities	307,971	315,932	267,530

Total other liabilities	900,170	909,814	808,324

Total liabilities	2,711,420	2,878,476	2,359,389

Shareholders’ equity (Notes 7 & 8):
Capital stock	205,855	205,855	205,854
Additional paid-in capital	127,585	113,843	99,278
Retained income	3,697,107	3,680,852	3,171,480
Accumulated other comprehensive income	(35,110)	(32,255)	(64,474)

	3,995,437	3,968,295	3,412,138

Less – common stock in treasury-at cost	1,236,748	963,751	858,056
Unearned compensation on restricted stock	15,517	20,031	11,507

Total shareholders’ equity	2,743,172	2,984,513	2,542,575

Total liabilities & shareholders’ equity	$5,454,592	$5,862,989	$4,901,964

See accompanying notes.

The McGraw-Hill Companies, Inc.

Consolidated Statement of Cash Flows

For the Three Months Ended March 31, 2005 and 2004

(in thousands)	2005	2004
Cash flows from operating activities
Net income	$78,735	$75,679
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	24,703	22,285
Amortization of intangibles	8,429	6,865
Amortization of prepublication costs	25,204	32,726
Provision for losses on accounts receivable	5,595	6,630
Other	(183)	2,865
Changes in assets and liabilities net of effect of acquisitions and dispositions:
Decrease in accounts receivable	164,572	218,014
(Increase) in inventories	(78,403)	(47,683)
Decrease/(Increase)in prepaid and other current assets	6,524	(63,688)
(Decrease)in accounts payable and accrued expenses	(277,463)	(251,918)
Increase in unearned revenue	33,856	46,601
Increase in other current liabilities	8,099	17,626
Increase/(decrease) in interest and income taxes currently payable	26,178	(201,459)
Net change in deferred income taxes	28	(5,764)
Net change in other assets and liabilities	(10,020)	(11,677)

Cash provided by/(used for) operating activities	15,854	(152,898)

Investing activities
Investment in prepublication costs	(49,238)	(35,877)
Purchases of property and equipment	(17,481)	(17,428)
Acquisition of businesses and equity interests	(13,329)	—
Disposition of property, equipment and businesses	18,025	45,639
Additions to technology projects	(1,001)	(4,267)

Cash (used for) investing activities	(63,024)	(11,933)

Financing activities
Payments on short-term debt – net	(1,732)	(21,057)
Dividends paid to shareholders	(62,842)	(57,394)
Repurchase of treasury shares	(249,256)	(117,880)
Exercise of stock options	44,713	70,428
Other	(55)	(85)

Cash (used for) financing activities	(269,172)	(125,988)

Effect of exchange rate changes on cash	(3,182)	(823)

Net change in cash and equivalents	(319,524)	(291,642)
Cash and equivalents at beginning of period	680,623	695,591

Cash and equivalents at end of period	$361,099	$403,949

See accompanying notes.

The McGraw-Hill Companies, Inc.

Notes to Consolidated Financial Statements

1. Basis of Presentation

The financial information in this report has not been audited, but in the opinion of management all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly such information have been included. The operating results for the three months ended March 31, 2005 and 2004 are not necessarily indicative of results to be expected for the full year due to the seasonal nature of some of the Company’s businesses. The financial statements included herein should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

The Company’s critical accounting policies are disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the Company’s annual report on Form 10-K for the year ended December 31, 2004. On an ongoing basis, the Company evaluates its estimates and assumptions, including those related to revenue recognition, allowance for doubtful accounts and sales returns, valuation of inventories, prepublication costs, valuation of long-lived assets, goodwill and other intangible assets, retirement plans and postretirement healthcare and other benefits and income taxes. Since the date of the annual report on Form 10-K, there have been no material changes to the Company’s critical accounting policies.

Certain prior year amounts have been reclassified for comparability purposes.

In December 2002, The FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of SFAS No. 123.” This statement amends SFAS No. 123, ”Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation, and requires additional disclosures in interim and annual financial statements. The disclosure in interim periods requires pro forma net income and net income per share as if the Company adopted the fair value method of accounting for stock-based awards. Pro forma net income and earnings per share primarily reflecting compensation cost for the fair value of stock options for the three months ended March 31, 2005 and 2004 were as follows:

(in thousands, except earnings
per share data)	2005	2004
Net income, as reported	$78,735	$75,679
Stock-based compensation cost included in net income, net of tax	3,559	2,965
Fair value of stock based compensation cost, net of tax	(15,586)	(13,711)

Pro forma net income	$66,708	$64,933

Basic earnings per common share as reported	$0.42	$0.40
Pro forma	$0.35	$0.34
Diluted earnings per common share as reported	$0.41	$0.39
Pro forma	$0.34	$0.33
Basic weighted average shares outstanding	189,415	190,581
Diluted weighted average shares outstanding	193,300	193,490

The McGraw-Hill Companies, Inc.

Notes to Consolidated Financial Statements

The fair value of each option grant was estimated on the date of the grant using a lattice option-pricing model in 2005 and the Black-Scholes option-pricing model in 2004, using the following assumptions:

	2005	2004
Risk free average interest rate	1.99-4.64%	2.9%
Dividend yield	1.6%	1.6%
Volatility	16-23%	17.0%
Expected life (years)	0.5-6.8	5.0

2. Comprehensive Income

The following table is a reconciliation of the Company’s net income to comprehensive income for the three month period ended March 31:

(in thousands)	2005	2004
Net income	$78,735	$75,679
Other comprehensive (loss)/income:
Foreign currency translation adjustments	(2,855)	5,050

Comprehensive income	$75,880	$80,729

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

Operating profit by segment is the primary basis for the chief operating decision maker of the Company, the Executive Committee, to evaluate the performance of each segment. A summary of operating results by segment for the three months ended March 31, 2005 and 2004 follows:

The McGraw-Hill Companies, Inc.

Notes to Consolidated Financial Statements

	2005		2004
		Operating		Operating
(in thousands)	Revenue	Profit	Revenue	Profit
McGraw-Hill Education	$307,300	($78,674)	$286,489	$(68,796)
Financial Services	547,281	222,512	456,635	173,839
Information and Media Services	174,425	4,746	176,743	13,651

Total operating segments	1,029,006	148,584	919,867	118,694
General corporate expense	—	(22,910)	—	(27,646)
Interest expense	—	(698)	—	(1,737)

Total Company	$1,029,006	$124,976 *	$919,867	$89,311 *

*	Income from continuing operations before taxes on income.

4. Acquisitions and Dispositions

Acquisitions: On February 21, 2005, the Company acquired Assirt, a leading provider of fund data, ratings and portfolio services to the Australian investment marketplace. Assirt is now part of the Financial Services segment.

On April 1, 2005, the Company acquired Vista Research, Inc., a leading provider of primary research. Vista will enhance the growth prospects of the Financial Services segment’s research product suite by providing clients with access to professionals with direct experience in industries such as technology, media, telecommunications and healthcare. Vista’s network of industry practitioners is able to offer investors fresh, field-level insights about issues and conditions affecting companies and sectors. Vista Research, Inc. is now part of the Financial Services segment.

On April 1, 2005, the Company acquired J.D. Power and Associates, a privately held company. J.D. Power and Associates, founded in 1968 by J.D. Power III, is the leading provider of marketing information services for the global automotive industry and has established a strong and growing presence in several other important industries, including finance and insurance, healthcare, home building, telecommunications and energy. Its customer satisfaction ratings and market research are recognized worldwide as benchmarks for quality. The company, which includes the Power Information Network, LLC, has 787 employees, and operates globally in 12 locations.

The acquisition will enhance our growth prospects for our core business information platform by providing a new direct link to consumers, while also providing new collaborative opportunities with our leading franchises including BusinessWeek, Platts, McGraw-Hill Construction, Aviation Week and healthcare. J.D. Power and Associates is now part of the Information and Media Services (IMS) segment.

The Company paid approximately $420.0 million for the acquisitions of Assirt, Vista Research, Inc. and J.D. Power and Associates. The Company expects that these acquisitions will negatively affect diluted earnings per share in 2005 by $0.06 to $0.07 per share.

The McGraw-Hill Companies, Inc.

Notes to Consolidated Financial Statements

Dispositions: In January 2004, the Company sold the juvenile retail publishing business, which was part of the McGraw-Hill Education segment’s School Education Group. The juvenile retail publishing business produced consumer-oriented learning products for sale through educational dealers, mass merchandisers, bookstores and e-commerce. This business was selected for divestiture as it no longer fit within the Company’s strategic plans. The market was considered to have limited future growth potential, unique sales channels and low profit margins and would have required significant investment to achieve the limited growth potential.

As of December 31, 2003, in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviewed the carrying value of the juvenile retail publishing business’s net assets and adjusted the net assets to their fair market value less cost to sell. Accordingly, the Company recognized impairments to the carrying value of these net assets of approximately $75.9 million ($54.1 million after-tax, or 28 cents per diluted share) in 2003. Approximately $70.1 million of that charge was a write-off of goodwill and intangibles.

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

5. Allowances, Inventories and Accumulated Amortization of Prepublication Costs

The allowances for doubtful accounts and sales returns, the components of inventory and the accumulated amortization of prepublication costs were as follows:

	March 31,	Dec. 31,	March 31,
(in thousands)	2005	2004	2004
Allowance for doubtful accounts	$75,608	$80,570	$94,399

Allowance for sales returns	$94,220	$129,098	$103,495

Inventories:
Finished goods	$336,500	$265,371	$285,114
Work-in-process	17,657	15,255	11,473
Paper and other materials	24,307	19,833	19,447

Total inventories	$378,464	$300,459	$316,034

Accumulated amortization of prepublication costs	$833,782	$1,074,645	$860,078

The McGraw-Hill Companies, Inc.

Notes to Consolidated Financial Statements

6. Long-term Debt

A summary of long-term debt follows:

	March 31,	Dec. 31,	March 31,
(in thousands)	2005	2004	2004
Total long-term debt	$357	$513	$385

The Company has a five-year revolving credit facility agreement of $1.2 billion that expires on July 20, 2009. The Company pays a facility fee of seven basis points on the credit facility agreement whether or not amounts have been borrowed, and borrowings may be made at a spread of 13 basis points above the prevailing LIBOR rates. This spread increases to 18 basis points for borrowings exceeding 50% of the total capacity available under the facility.

The facility contains certain covenants and the only financial covenant requires that the Company not exceed indebtedness to cash flow ratio, as defined of 4 to 1 at any time. This restriction has never been exceeded. There were no borrowings as of March 31, 2005 and 2004.

7. Capital Structure

The number of common shares reserved for issuance for employee stock plan awards and under the Director Deferred Stock Ownership Plan, were as follows:

	March 31,	Dec. 31,	March 31,
(in thousands)	2005	2004	2004
Stock based awards	31,985	32,198	24,219

The number of common shares issued upon exercise of stock based awards were as follows:

Stock based awards exercised	871	5,088	1,472

8. Cash Dividends

Cash dividends per share declared during the three months ended March 31, 2005 and 2004 were as follows:

	2005	2004
Common stock	$0.33	$0.30

The McGraw-Hill Companies, Inc.

Notes to Consolidated Financial Statements

9. Common Shares Outstanding

A reconciliation of the number of shares used for calculating basic earnings per common share and diluted earnings per common share for the three months ended March 31, 2005 and 2004 follows:

(in thousands)	2005	2004
Average number of common shares outstanding	189,415	190,581
Effect of stock options and other dilutive securities	3,885	2,909

Average number of common shares outstanding including effect of dilutive securities	193,300	193,490

Restricted performance shares outstanding at March 31, 2005 and 2004 of 550,000 and 519,000 were not included in the computation of diluted earnings per common shares because the necessary vesting conditions have not yet been met.

10. Retirement Plans and Postretirement Healthcare and Other Benefits

A summary of net periodic benefit expense for the Company’s defined benefit plans and postretirement healthcare and other benefits for the three months ended March 31, 2005 and 2004 are as follows:

			Postretirement Healthcare
	Pension Benefits		and Other Benefits
(in thousands)	2005	2004	2005	2004
Service cost	$12,478	$10,832	$475	$573
Interest cost	15,015	13,604	2,324	2,758
Expected return on plan assets	(22,185)	(24,593)	—	—
Amortization of prior service cost	84	70	(266)	(594)
Recognized net actuarial loss	1,352	130	—	—

Net periodic benefit expense	$6,744	$43	2,533	$2,737

Effective January 1, 2005 the Company changed its expected rate of return on plan assets to 8.0% from 8.75%. The expected rate of return on plan assets is based on a market-related value of assets, which recognizes changes in market value over five years. Additionally, effective January 1, 2005, the Company changed its discount rate assumptions on its retirement plans to 5.75% from 6.25% in 2004. The effect of these changes on pension expense for the three months ended March 31, 2005 was an increase in expense of $3.8 million pretax, or one cent per diluted share. There has been no significant change in the Company’s expected contributions to the above plans from what was disclosed in the Company’s 2004 consolidated financial statements.

The McGraw-Hill Companies, Inc.

Notes to Consolidated Financial Statements

11. Sale Leaseback Transaction

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

The Company remains an anchor tenant of what continues to be known as The McGraw-Hill Companies building and will continue to lease space from Rock-McGraw, Inc., under an existing lease. As of December 31, 2004, the Company had a lease for approximately 17% of the building space for approximately 15 years, which is being accounted for as an operating lease. Pursuant to sale leaseback accounting rules, as a result of the Company’s continued involvement, a gain of approximately $212.3 million ($126.3 million after-tax) was deferred and will be amortized over the remaining lease term as a reduction in rent expense. In the quarters ended March 31, 2005 and 2004, the Company recognized a reduction in rent expense of $4.2 million and $4.3 million respectively and interest expense of $2.4 million in both periods related to this sale leaseback.

12. Income Taxes

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

Significant judgment is required in determining the Company’s effective tax rate and in evaluating the Company’s tax position. The Company establishes reserves when, despite its belief that the tax return positions are supportable, it believes that certain positions are likely to be challenged and it may not succeed. Based on an evaluation of the Company’s tax positions, the Company believes that it is appropriately accrued under SFAS No. 5, “Accounting for Contingencies” for all probable and estimable expenses. All periods presented utilized these same basic assumptions. The Company adjusts these reserves in light of changing facts and circumstances. The effective tax rate includes the impact of reserve provisions and changes to reserves that the Company considers appropriate.

The Company has completed various federal, state and local, and foreign tax audit cycles and, in the first quarter of 2004, accordingly removed approximately $20.0 million from its accrued income tax liability accounts. This non-cash item resulted in a reduction to the overall effective tax rate for continuing operations for the first quarter of 2004 from 37.0% to 14.6%. The effective tax rate for the first quarter of 2005 is 37.0%. The Company remains subject to federal audits for 2002 and subsequent years, and to state and local and foreign tax audits for a variety of open years dependent upon the jurisdiction in question.

The McGraw-Hill Companies, Inc.

Notes to Consolidated Financial Statements

13. Recently Issued Accounting Standards

On December 16, 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment” (Statement 123(R)), which replaces Statement No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Statement 123(R) requires all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value and recognize the cost in the financial statements beginning with the first interim or annual reporting period that begins after June 15, 2005. The pro forma disclosures previously permitted under Statement 123 will no longer be an alternative to financial statement recognition. This statement applies to all awards granted after the date of adoption and to awards modified, repurchased, or cancelled after that date. The cumulative effect of initially applying Statement 123(R), if any, is recognized as of the date of adoption.

On April 14, 2005, the Securities and Exchange Commission announced that it would provide for a phased-in implementation process for FASB Statement No. 123(R), Share-Based Payment. The SEC now requires that registrants adopt Statement 123(R)’s fair value method of accounting for share-based payments to employees no later than the beginning of the first fiscal year beginning after June 15, 2005. The Company is required to adopt Statement 123(R) beginning January 1, 2006.

The Company is required to apply Statement 123(R) using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the date of adoption for the portion of outstanding awards, for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under Statement 123 for pro forma disclosures. For periods before the date of adoption, the Company may elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by Statement 123. The Company is currently evaluating the impact of the statement.

The McGraw-Hill Companies, Inc.

Notes to Consolidated Financial Statements

On December 21, 2004, the FASB issued FASB Staff Position (FSP) No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (FSP 109-2). FSP 109-2 provides guidance under FASB Statement No. 109, “Accounting for Income Taxes,” with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the Jobs Act) on enterprises’ income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB Statement No. 109. The Company has not yet completed evaluating the impact of the repatriation provisions. Accordingly, as provided for in FSP 109-2, the Company has not adjusted its tax expense or deferred tax liability to reflect the repatriation provisions of the Jobs Act.

14. Subsequent Event

On April 27, 2005, the Company’s Board of Directors approved a two-for-one stock split of the Company’s common stock to be effected in the form of a 100 percent stock dividend to stockholders of record as of May 6, 2005. The Company’s stockholders will receive one additional share for each share in their possession on that date. This does not change the proportionate interest a stockholder maintains in the Company. The additional shares will be distributed on May 17, 2005.

On a pro forma basis, if the stock split had been completed as of March 31, 2005 and 2004, net income per share and weighted average shares outstanding would have been as follows:

	March 31,	March 31,
(in thousands, except per share amounts)	2005	2004
Net income per share – Basic	$0.21	$0.20
Net income per share – Diluted	$0.20	$0.20
Weighted average shares – Basic	378,830	381,162
Weighted average shares – Diluted	386,600	386,980

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations – Comparing Three Months Ended March 31, 2005 and 2004

Consolidated Review

The Segment Review that follows is incorporated herein by reference.

Revenue and Operating Profit

	First		First
	Quarter	%	Quarter
(millions of dollars)	2005	Increase	2004

Revenue	$1,029.0	11.9	$919.9

Operating Profit*	$148.6	25.2	$118.7

% Operating Margin	14		13

*	Operating profit is income from continuing operations before taxes on income, interest expense and corporate expense.

In the first quarter of 2005, the Company achieved growth in revenue and income from operations. Revenue growth of 11.9% outpaced a 9.0% increase in expenses. The increase in revenue and income from continuing operations is primarily attributable to growth in the Financial Services segment. Foreign exchange rates contributed $5.3 million to revenue and had a slightly positive impact on income from continuing operations.

Product revenue increased 4.4% in the first quarter of 2005, primarily due to an increase in revenue in the School Education Group (SEG). The quarter reflects the seasonal nature of the Company’s educational publishing operations, with the first quarter being the least significant. Service revenue increased 15.8% in the first quarter of 2005, due to an increase in revenue in the Financial Services segment. Strong growth in structured finance reflects continued favorable market conditions, including a low interest rate environment. Growth in corporate finance ratings (corporate finance and financial services) is attributable primarily to revenues from recurring fees for surveillance activities and customers on annual fee arrangements.

On February 21, 2005, the Company acquired Assirt, a leading provider of fund data, ratings and portfolio services to the Australian investment marketplace. Assirt is now part of the Financial Services segment.

On April 1, 2005, the Company acquired Vista Research, Inc., a leading provider of primary research. Vista will enhance the growth prospects of the Financial Services segment’s research product suite by providing clients with access to professionals with direct experience in industries such as technology, media, telecommunications and healthcare. Vista’s network of industry practitioners is able to offer investors fresh, field-level insights about issues and conditions affecting companies and sectors. Vista Research, Inc. is now part of the Financial Services segment.

On April 1, 2005, the Company acquired J.D. Power and Associates, a privately held company. J.D. Power and Associates, founded in 1968 by J.D. Power III, is the leading provider of marketing information services for the global automotive industry and has established a strong and growing presence in several other important industries, including finance and insurance, healthcare, home building, telecommunications and energy. Its customer satisfaction ratings and market research are recognized worldwide as benchmarks for quality. The company, which includes the Power Information Network, LLC, has 787 employees and operates globally in 12 locations.

The acquisition will enhance the Company’s growth prospects for its core business information platform by providing a new direct link to consumers, while also providing new collaborative opportunities with the Company’s leading franchises including BusinessWeek, Platts, McGraw-Hill Construction, Aviation Week and healthcare. J.D. Power and Associates is now part of the Information and Media Services (IMS) segment.

The Company paid approximately $420.0 million for the acquisitions of Assirt, Vista Research, Inc. and J.D. Power and Associates. The Company expects that these acquisitions will negatively affect diluted earnings per share in 2005 by $0.06 to $0.07 per share.

On September 17, 2004, the Company acquired Capital IQ, a leading provider of high-impact information solutions to the global investment and financial services communities. Capital IQ is a unit of the Financial Services segment. Its innovative technology and data platform and rapidly growing client base will complement Standard & Poor’s content covering fixed income, equities, indices, and mutual funds, as well as fundamental data from Compustat.

The Company acquired The Grow Network, a privately held company, on July 16, 2004. The Grow Network is a leading provider of assessment reporting and customized content for states and large school districts across the country. The acquisition supports McGraw-Hill Education’s strategy to provide a full range of customized education solutions to help improve teaching and learning. The Grow Network is now part of the School Education Group and has been renamed Grow Network/McGraw-Hill.

The Company expects that the acquisitions of Capital IQ and The Grow Network will negatively affect diluted earnings per share in 2005 by $0.05 to $0.06 per share.

Total expenses in the first quarter of 2005 increased 9.0% primarily as a result of an increase in compensation. A significant portion of both operating related and selling and general expense is compensation expense, which increased approximately 14% in 2005, primarily as a result of an increase in employee headcount. Employee headcount increased approximately 9.3% year over year from 15,921 on March 31, 2004 to 17,408 as of March 31, 2005. Headcount increases were primarily due to acquisitions and the timing of new hires, which occurred in the latter half of 2004. Product operating related expenses increased 12.0%, due to compensation expense increases at McGraw-Hill Education. Headcount increases were required in SEG’s editorial and production groups to develop new products for increased opportunities in the K-6 and secondary markets in 2005 and beyond. Product operating related expenses include the amortization of prepublication costs of $25.2 million, which decreased by $7.5 million as compared with the first quarter of 2004. Service operating related expenses increased 11.0% due primarily to growth in the Financial Services segment. Selling and general expenses increased 6.3%. Selling and general product expenses increased 5.0% primarily as a result of increased compensation expenses at McGraw-Hill Education. Headcount increases were required in the SEG sales group as a result of the increased market opportunities in the K-6 and secondary markets. Included in selling and general product expenses are expenses related to the Global Transformation Project which increased $0.9 million over prior year. In addition, marketing costs increased as the School Education Group prepares for major adoptions in Texas and North Carolina. Selling and general service expenses increased 7.4% from the prior year first quarter, primarily from the growth of the Financial Services segment. Also contributing to the increase in expense is the increase in pension expense from the Company’s U.S. retirement plans. Effective January 1, 2005, the Company changed its U.S. retirement plan’s discount rate assumption to 5.75% from 6.25% in 2004. Additionally, effective January 1, 2005, the Company changed its expected rate of return on plan assets to 8.0% from 8.75%. The effect of these changes resulted in an increase in pension expense for the three months ended March 31, 2005 of $3.8 million pre-tax, or 1 cent per diluted share.

Interest expense decreased to $0.7 million in the first quarter of 2005 as a result of increased interest income due to significantly higher interest rates on slightly lower average cash levels. Average interest rates were 2.5% and 1.7% on taxable and non-taxable investments, respectively, in 2005 and 1.0% and 0.8% on taxable and non-taxable investments, respectively, in 2004. Average investments were $248.4 million in 2005 and $296.8 million in 2004. There was no commercial paper outstanding as of March 31, 2005 and 2004, respectively. Included in the first quarter of 2005 and 2004 is approximately $2.4 million of interest expense related to the sale leaseback of the Company’s headquarters building in New York City (See Note 11).

Income from continuing operations was $78.7 million, a $2.5 million increase over the first quarter of 2004. Excluded from the results of continuing operations are the results of the Landoll, Frank Schaffer and the related juvenile retail publishing businesses (juvenile retail publishing business), which was disposed of during January 2004, and is accounted for as discontinued operations. The juvenile retail publishing business was part of the McGraw-Hill Education segment. The revenue impact for the first quarter of 2004 for the juvenile retail publishing business was $3.9 million. Loss from discontinued operations for the period ended March 31, 2004 was $0.6 million.

In the first quarter of 2004, the Company completed various federal, state and local, and foreign tax audit cycles and accordingly removed approximately $20.0 million from its accrued income tax liability accounts. This non-cash item resulted in a reduction to the overall effective tax rate for continuing operations in the first quarter of 2004 from 37.0% to 14.6%. The effective tax rate for the first quarter of 2005 is 37.0%. The Company remains subject to federal audits for 2002 and subsequent years, and to state and local and foreign tax audits for a variety of open years dependent upon the jurisdiction in question.

Net income for the quarter increased 4.0% over the comparable quarter in the prior year. Diluted earnings per share from continuing operations for the quarter were $0.41 versus $0.39 in the prior year. Diluted earnings per share on net income were $0.41 versus $0.39 in the prior year.

Segment Review

McGraw-Hill Education

	First		First
	Quarter	%	Quarter
(millions of dollars)	2005	Increase	2004

Revenue
School Education Group	$148.0	12.6	$131.5
Higher Education, Professional and International Group	159.3	2.8	155.0

Total revenue	307.3	7.3	286.5

Operating loss	$(78.7)	14.4	$(68.8)

% Operating margin	(26)		(24)

Revenue for the McGraw-Hill Education segment increased over prior year primarily due to an increase in the School Education Group (SEG). Operating loss increased 14.4% to $78.7 million over prior year. Foreign exchange rates benefited revenue by $1.7 million and had a negative impact of $0.9 million on operating results. The segment’s performance also reflects the seasonal nature of the business, with the first quarter being the least significant and the third quarter the most significant.

Operating margin declined 2 percentage points. Expenses increased 8.6% over prior year primarily due to an increase in compensation expense as a result of a 4.0% increase in headcount, an increase in marketing costs and an increase in technology related expenses resulting from the Global Transformation Project (GTP) and other ongoing technology initiatives. Additions to headcount were required in the sales, editorial, and production groups to develop and market new products for increased opportunities in the K-6 and secondary markets in 2005 and beyond. Marketing costs increased as SEG prepares for major adoptions in Texas and North Carolina.

GTP, which began in 2002, was successfully launched in the domestic School Education Group, as well as Higher Education and Professional publishing units during 2004. GTP, which was also launched in Canada in 2003, supports the McGraw-Hill Education segment’s global growth objectives, provides technological enhancements to strengthen the infrastructure of management information and customer-centric services, and enables process and production improvements throughout the organization. The total cost of this project is anticipated to be $180 million. For the periods ended March 31, 2005 and 2004, expenditures related to GTP were as follows:

(in millions)	2005	2004

Additions:
Deferred technology projects	$0.3	$3.0
Expensed	3.2	5.6

Total expenditures	$3.5	$8.6

In addition, approximately $1.0 million of depreciation expense and $3.3 million of amortization expense related to GTP impacted operating profit during 2005. In 2004, approximately $0.9 million of depreciation expense and $0.1 million of amortization expense related to GTP impacted operating profit.

On July 16, 2004, the Company acquired The Grow Network, a privately held company. The Grow Network is a leading provider of assessment reporting and customized content for states and large school districts across the country. The acquisition supports McGraw-Hill Education’s strategy to provide a full range of customized education solutions to help improve teaching and learning. The Grow Network is now part of SEG and has been renamed Grow Network/McGraw-Hill.

The McGraw-Hill School Education Group’s revenue increased 12.6% in the first quarter of 2005. In North Carolina, which tends to order earlier than other adoption states, the Group’s elementary and secondary science programs performed very well, contributing to the revenue growth. However, the preparation of kits required to accompany the K-6 texts caused a year-over-year increase in expense. In the open territory, elementary sales across the curriculum benefited from a $29 million state textbook fund in Illinois that supplemented local purchasing of materials for grades K-4 in 2005. In 2004, funding was provided for grades 9-12. The Group also achieved incremental growth in the first-quarter Reading First revenues with its two skills-based series, Open Court Reading and Reading Mastery.

According to the Association of American Publishers’ year-to-date statistics through February 2005, total adoption and open territory sales for grades K-12, excluding testing, increased 15.4%.

Custom contract testing grew in the first quarter contributing to the segment’s revenue growth. Higher custom contract revenue was driven by the New York, Indiana, Arizona, Missouri and Pennsylvania programs. Expenses also increased in the first quarter of 2005, as SEG devoted resources to winning additional custom contracts in key states, such as Florida and California, invested in the technology necessary for the continued development of summative and formative assessment products that can be offered online and added facilities to address increased scoring demands.

The 2005 new state adoption market is projected to increase approximately 70% to $900 million, with the greatest impact expected to occur in the second half of the year. Texas will play an important role in determining the ultimate size of the market. Currently, Texas is scheduled to buy health, art, music, and world languages for 2005 as well as additional disciplines postponed from 2004. Funding for 2005 has not been finalized by the Texas legislature but observers are cautiously optimistic that the appropriations will cover all planned purchasing. SEG is well positioned to take advantage of the Texas adoption opportunity. The state adoption market is favorable not only because of its size but also because the schedule affords opportunities in a range of subject areas, allowing SEG to leverage the breadth and depth of its product offerings. Social studies represents the year’s largest subject-area market, and a strong performance in Florida has positioned SEG to lead the high-volume secondary portion of that market. Excellent results are projected for science in North Carolina, where the state’s largest district, Charlotte-Mecklenburg, selected the McGraw-Hill elementary program. SEG expects to perform well in health in California, where the Los Angeles Unified School District chose McGraw-Hill programs for use at both the elementary and middle school grades.

McGraw-Hill Higher Education, Professional and International Group’s (HPI) revenue increased by 2.8% to $159.3 million for the first quarter of 2005. The Group benefited from strong performance in Business and Economics, which had several major revisions in 2004. Higher education also performed well both domestically and internationally. Major titles contributing to the first quarter performance include

•	McConnell and Brue, Economics, 16/e;

•	Nickels, Understanding Business, 7/e; and

•	Sabin, Gregg Reference Manual, 10/e.

Humanities, Social Science and Language and Science, Engineering, and Mathematics also performed particularly well.

Science, Technical and Medical professional benefited from a strong 2005 frontlist and from the publication of Harrison’s Principles of Internal Medicine, 16/e in the third quarter of 2004. First quarter 2005 sales of the new edition were substantially higher than those of the previous edition in the first quarter of 2004. Trade products experienced growth, while softness continued in the technology sector. Distributing agreements with Entrepreneur Press and the American Diabetes Association signed in the second quarter of 2004 contributed favorably to results.

School education imprints were weak in Latin America, Europe and Canada. Lower sales in Latin America and Canada were primarily due to a shift in the timing of orders. Canada had ordered earlier in the fourth quarter of 2004, while Mexico is expected to order later in 2005. In addition, the Mexican Education Ministry, through Conaliteg, an official Mexican Government agency, has confirmed its 2005 order. The order, which is approximately 10% higher than prior years, is expected to be delivered in the third quarter of 2005.

Financial Services

	First		First
	Quarter	%	Quarter
(millions of dollars)	2005	Increase	2004

Revenue	$547.3	19.9	$456.6

Operating profit	$222.5	28.0	$173.8

% Operating margin	41		38

Financial Services revenue and operating profit increased over 2004 first quarter results. Foreign exchange rates contributed $3.6 million to revenue and had a positive impact on operating profit of $1.5 million.

On February 21, 2005, the Company acquired Assirt, a leading provider of fund data, ratings and portfolio services to the Australian investment marketplace.

On April 1, 2005, the Company acquired Vista Research, Inc., a leading provider of primary research. Vista will enhance the growth prospects of the Financial Services segment’s research product suite by providing clients with access to professionals with direct experience in industries such as technology, media, telecommunications and healthcare. Vista’s network of industry practitioners is able to offer investors fresh, field-level insights about issues and conditions affecting companies and sectors.

On September 17, 2004, the Company acquired Capital IQ, a leading provider of high-impact information solutions to the global investment and financial services communities. Capital IQ was a privately held company principally owned by several leading financial institutions. Its innovative technology and data platform, and rapidly growing client base, will complement Standard & Poor’s industry-leading content covering fixed income, equities, indices and mutual funds, as well as fundamental data from our Compustat unit.

On February 28, 2005, the Company sold Standard & Poor’s Securities, Inc., Standard & Poor’s soft dollar brokerage business, to BNY Securities Group,

the global agency brokerage, clearing and financial services outsourcing arm of The Bank of New York.

The Financial Services segment’s increase in revenue and operating profit is due primarily to the performance of structured finance ratings and corporate finance (corporate finance and financial services) ratings, which represented approximately 33.0% and 15.7% of the growth in revenue, respectively. In structured finance, the continuing favorable interest rate environment led to strong growth in the issuance of U.S. residential mortgage-backed securities (RMBS) and collateralized debt obligations (CDOs). The growth in corporate finance ratings is attributable primarily to revenues from recurring fees for surveillance activities and customers on annual fee arrangements.

Total U.S. structured finance new issue dollar volume increased 62.4%, driven primarily by RMBS issuance, which grew 66.8% according to Harrison Scott Publications. While RMBS issuance was strong in the quarter, the Company expects RMBS issuance to decline in the latter half of the year as mortgage rates begin to rise. The Company anticipates that RMBS issuance will decline approximately 15%-20% in 2005. Comparisons later in 2005 will be more challenging as a result of the record year of growth in U.S. RMBS issuance in 2004. Issuance for U.S. commercial mortgage-backed securities (CMBS) and CDOs increased over the prior year due to favorable interest rates and credit spreads. According to Securities Data, U.S. new issue dollar volume for corporates for the first quarter of 2005 decreased 21.0% with high yield dollar volume issuance decreasing 30.8%. Strong cash flows, high cash balances, excess production capacity and the high level of refinancing activity which took place in 2004, have lessened the need for new debt financing. Public finance issuance increased 9.1% due to accelerated refinancing by municipalities in anticipation of higher interest rates. International growth was also strong as the favorable trends of securitization, disintermediation and privatization continue. In Europe, issuance levels rose 11.2% in the quarter with strong growth in issuance in structured finance, which experienced solid growth in mortgage-backed securities. Issuance for corporates in Europe was up approximately 12.3%; industrial issuance declined while financial services issuance increased due to low rates and tighter interest rate spreads. Bank loan ratings experienced higher growth rates than more traditional ratings products.

Conditions in the financial services marketplace continue to show improvement. As a leading provider of independent equity research, the Financial Services segment benefited during the quarter from the increased demand resulting from the Global Research Settlement between the SEC and 12 large investment banks. Ten of those banks were required to be in compliance with the settlement requirements by August 1, 2004, with the remaining two subject to a later date.

Revenue related to Standard & Poor’s indices increased as assets under management for Exchange-Traded Funds rose 39.5% from March 31, 2004 to $113.4 billion as of March 31, 2005. Assets under management on December 31, 2004 were $113.7 billion.

The financial services industry is subject to the potential for increasing regulation in the United States and abroad. The businesses conducted by the Financial Services segment are in certain cases regulated under the U.S. Investment Advisers Act of 1940, the U.S. Securities Exchange Act of 1934, the National Association of Securities Dealers and/or the laws of the states or other jurisdictions in which they conduct business.

Standard & Poor’s Ratings Services is a credit rating agency that has been designated as one of five Nationally Recognized Statistical Rating Organizations, or NRSROs, by the SEC. The SEC first began designating NRSROs in 1975, for use of their credit ratings, in the determination of capital charges for registered brokers and dealers under the SEC’s Net Capital Rule. During the last three years, the SEC has been examining the purpose of and the need for greater regulation of NRSROs. In January 2003, the SEC issued a report on the role and function of credit rating agencies in the operation of the securities markets. The report addressed issues that the SEC was required to examine under the Sarbanes-Oxley Act of 2002, as well as other issues arising from the SEC’s own review of credit rating agencies. In June 2003, the SEC solicited comments on a concept release that questioned: (1) whether the SEC should continue to designate NRSROs for regulatory purposes and, if so, what the criteria for designation should be; and (2) the level of oversight that the SEC should apply to NRSROs. In February 2005, Standard & Poor’s and other NRSROs’ representatives testified before the Senate Committee on Banking, Housing and Urban Affairs at a hearing to examine the role of credit rating agencies. In March 2005, the SEC voted to issue a rule proposal to define NRSROs. Once issued, the SEC will seek public comment before publishing a final rule. In March 2005, SEC Chairman Donaldson also testified before the Senate Committee on Banking, Housing and Urban Affairs. He raised an issue about the SEC’s current authority to oversee NRSROs and referred to a voluntary framework for oversight that the NRSROs have been discussing with the SEC staff. The Chairman noted that the question of whether to impose a regulatory regime raises important issues that need to be examined, including the First Amendment. The legal status of rating agencies has also been addressed by courts in the United States in various decisions and is likely to be considered and addressed in legal proceedings from time to time in the future.

Outside the United States, the European Parliament has adopted resolutions requiring the European Commission to analyze the desirability of registering credit rating agencies in Europe and the need for registration criteria. The European Commission, through the Committee of European Securities Regulators (CESR), solicited comments on these issues from regulators and the public, including rating agencies, and in late March, CESR issued its final advice to the European Commission. CESR recommended that rating agencies should not be regulated but should implement and enforce internally a code of conduct and other policies to address key issues.

In addition, European Union member states are in the process of implementing the European Commission’s Market Abuse Directive which, depending on how the Directive is implemented, could affect rating agencies’ communications with issuers as part of the rating process. Local, national and multinational bodies have considered and adopted other legislation and regulations relating to credit rating agencies from time to time and are likely to continue to do so in the future.

The International Organization of Securities Commissions (IOSCO), a global group of securities commissioners, has also been reviewing the role of rating agencies and their processes. In September 2003, the IOSCO published a set of principles relating to rating agencies’ processes and procedures. On December 23, 2004, it published its Code of Conduct Fundamentals for rating agencies that builds upon the 2003 principles. Standard & Poor’s worked closely with the IOSCO in its drafting of both the principles and the code. In September 2004, Standard & Poor’s also published its own code of practices that is broadly consistent with the IOSCO’s code and represents a compilation of existing policies and procedures around key aspects of the ratings process.

New legislation, regulations or judicial determinations applicable to credit rating agencies in the United States and abroad could affect the competitive position of Standard & Poor’s ratings; however, the Company does not believe that any new or currently proposed legislation, regulations or judicial determinations would have a materially adverse effect on its financial condition or results of operations.

The market for credit ratings as well as research, investment advisory and broker-dealer services is very competitive. The Financial Services segment competes domestically and internationally on the basis of a number of factors, including quality of ratings, research and investment advice, client service, reputation, price, geographic scope, range of products and technological innovation. In addition, in some of the countries in which Standard & Poor’s competes, governments may provide financial or other support to locally-based rating agencies and may from time to time establish official credit rating agencies, credit ratings criteria or procedures for evaluating local issuers.

Information and Media Services

	First		First
	Quarter	%	Quarter
(millions of dollars)	2005	Decrease	2004

Revenue
Business-to-Business	$150.2	(1.2)	$152.0
Broadcasting	24.2	(2.0)	24.7

Total revenue	174.4	(1.3)	176.7

Operating profit	$4.7	(65.2)	$13.7

% Operating margin	3		8

In the first quarter of 2005, revenue and operating profit decreased in the Information and Media Services segment. The Business-to-Business and Broadcasting Groups were both negatively impacted by the continued soft advertising market. Operating results were also negatively impacted due to an increase in expenses related to business investments. Foreign exchange rates negatively impacted operating profit by $0.4 million and had no significant impact on revenue.

On April 1, 2005, the Company acquired J.D. Power and Associates, a privately held company. J.D. Power and Associates, founded in 1968 by J.D. Power III, is the leading provider of marketing information services for the global automotive industry and has established a strong and growing presence in several other important industries, including finance and insurance, healthcare, home building, telecommunications and energy. Its customer satisfaction ratings and market research are recognized worldwide as benchmarks for quality. The company, which includes the Power Information Network, LLC, has 787 employees and operates globally in 12 locations.

The acquisition will enhance the Company’s growth prospects for its core business information platform by providing a new direct link to consumers, while also providing new collaborative opportunities with the Company’s leading franchises including BusinessWeek, Standard & Poor’s, Platts, McGraw-Hill Construction, Aviation Week and healthcare.

Revenue decreased at the Business-to-Business Group compared to prior year. According to the Publishers Information Bureau (PIB), BusinessWeek, advertising pages in the North American edition for the first quarter were down 11.5% with the same number of issues. Advertising pages were also down in the Europe and Asia editions in the first quarter of 2005. According to the PIB, advertising pages in the technology category decreased 19.7%. Advertising growth for business publications is heavily dependent on the global technology sector.

News and pricing products experienced growth as U.S. energy markets continued to be affected by natural gas supplies and the increased need for market transparency due to the volatility of crude oil prices. Increased customer demand for news and pricing products added to the subscriber base. The resulting revenue is recognized over the life of the related product subscriptions. Conversely, increased competition in energy research and analytic products resulted in a decrease in that portion of the subscriber base adversely affecting results. Also in the Business-to-Business Group, the Global Power conference took place in the first quarter of 2004, but will be held in the second quarter in 2005. The Aviation industry is beginning to show signs of economic recovery. However, the Singapore Air Show occurred in the first quarter of 2004 with no comparable event in 2005.

As of February 2005, total U.S. construction starts were flat versus prior year. Both residential building (up 5%) and non-building construction (up 9%) were higher than prior year, while U.S. nonresidential building was down 15%. Commercial construction was weak from lower store, warehouses, hotels and office starts. The Engineering News Record Award of Excellence event occurred in the first quarter of 2005 versus the second quarter of 2004, both attendance and sponsorships were up from the prior year. Display advertising pages in construction publications increased. The McGraw-Hill Construction Network, a Web-based integrated product, continued to perform well, adding new customers to the subscriber base. The resulting revenue is recognized over the life of the related product subscription. In the first quarter of 2005, the Business-to-Business Group continued to make investments in the McGraw-Hill Construction Network to strengthen the effectiveness and efficiency of the network.

At the Broadcasting group, the improved ratings position of the ABC network helped to offset the loss of political advertising in the first quarter of 2005. The retailing, automotive and services categories of advertisers contributed to growth while the leisure time and consumer products categories remained weak. The Broadcasting group was also negatively impacted by a reduction in network compensation.

Liquidity and Capital Resources

The Company continues to maintain a strong financial position. The Company’s primary source of funds for operations is cash generated by operating activities. The Company’s core businesses have been strong cash generators. Income and consequently cash provided from operations during the year are significantly impacted by the seasonality of businesses, particularly educational publishing. This seasonality also impacts cash flow and related borrowing patterns. The Company’s cash flow is typically negative to neutral in the first half of the year and turns positive during the third and fourth quarters. Debt financing is used as necessary for acquisitions and for seasonal fluctuations in working capital. Cash and cash equivalents were $361.1 million at March 31, 2005, a decline of $319.5 million from December 31, 2004. Included in the March 31, 2005 cash balance is approximately $60.0 million of cash in escrow relating to the pending acquisition of additional ownership in Credit Rating and Information Services India Limited. The Company’s subsidiaries maintain cash balances at several financial institutions located throughout the world. These cash balances are subject to normal currency exchange fluctuations. At March 31,

2005 and 2004, the Company’s overseas cash balances totaled $250.7 million and $186.8 million, respectively. Typically cash held outside the U.S. is anticipated to be utilized to fund international cash requirements or be reinvested outside of the United States because a significant portion of the Company’s opportunities for growth in the coming years will be abroad. However, as a result of the American Jobs Creation Act of 2004, which was enacted on October 22, 2004, the Company is considering the repatriation of foreign earnings in 2005. The Company has not yet completed evaluating the impact of the repatriation provisions (see Note 13).

Cash Flow

Operating Activities: Cash provided by operations was $15.9 million for 2005, as compared to cash used of $152.9 million in 2004. The change in cash provided from operating activities is primarily a result of tax payments in 2004. Prepaid assets increased in 2004 as a result of a tax receivable which was received in 2005.

Accounts receivable (before reserves) decreased $164.6 million from the prior year-end primarily from the seasonality of the educational business. This decrease compares to a $218.0 million decrease in 2004 from the prior year-end. Total inventories increased $78.4 million in 2005 as the Company prepares for its selling season. This increase compares to a $47.7 million increase in 2004. The increase in inventories over prior year is due to the increase in adoption opportunities in 2005.

Income taxes payable increased by $26.2 million over the prior year-end. This increase compares to a $201.5 million decrease in 2004 as a result of higher-than-usual tax payments made in the first quarter of 2004, but accrued at December 31, 2003. These payments are attributable to the gain on the sale of the Company’s 45% equity investment in Rock-McGraw, Inc. and a large international tax payment. Also included in the operating cash flow for the quarter ended March 31, 2004 is a $20.0 million non-cash reduction of the Company’s accrued income tax liability (see Note 12).

Investing Activities: Cash used by investing activities was $63.0 million in the first quarter of 2005, compared to cash used by investing activities of $11.9 million in 2004. The change over the prior year is primarily due to the difference in proceeds received from the dispositions in 2005 versus 2004 and payments related to acquisitions in 2005.

Purchases of property and equipment totaled $17.5 million in 2005 compared with $17.4 million in 2004. For 2005, capital expenditures are expected to be approximately $130 million.

Additions to technology projects totaled $1.0 million in the first quarter of 2005 compared with $4.3 million in 2004. The decrease is primarily attributable to the decrease in investments related to the Global Transformation Project in the McGraw-Hill Education segment. For 2005, additions to deferred technology projects are expected to be approximately $30 million.

Net prepublication costs increased to $452.2 million at March 31, 2005, as spending outpaced amortization. Prepublication investment totaled $49.2 million as of March 31, 2005, $13.4 million more than the same period in 2004 reflecting the significant adoption opportunities in 2005 and beyond. Prepublication spending for 2005 is expected to increase to approximately $270 million as the Company begins to ramp up spending to reflect the significant adoption opportunities in key states in 2005 and beyond.

Financing Activities: Cash used by financing activities was $269.2 million as of March 31, 2005 compared to $126.0 million in 2004. The difference is primarily attributable to the increase in the repurchase of treasury shares. On a settlement basis, cash was utilized to repurchase approximately 2.8 million of treasury shares for $249.3 million in 2005. Shares repurchased under the repurchase program were used for general corporate purposes, including the issuance of shares for stock compensation plans and to offset the dilutive effect of the exercise of employee stock options.

The Company has a five-year revolving credit facility agreement of $1.2 billion that expires on July 20, 2009. The Company pays a facility fee of seven basis points on the credit facility whether or not amounts have been borrowed, and borrowings may be made at a spread of 13 basis points above the prevailing LIBOR rates. This spread increases to 18 basis points for borrowings exceeding 50% of the total capacity available under the facility. The facility contains certain covenants, and the only financial covenant requires that the Company not exceed indebtedness to cash flow ratio, as defined, of 4 to 1 at any time. This restriction has never been exceeded. There were no borrowings as of March 31, 2005 and 2004.

The Company also has the capacity to issue Extendible Commercial Notes (ECNs) of up to $240 million. ECNs replicate commercial paper, except that the Company has an option to extend the note beyond its initial redemption date to a maximum final maturity of 390 days. However, if exercised, such an extension is at a higher reset rate, which is at a predetermined spread over LIBOR and is related to the Company’s commercial paper rating at the time of extension. As a result of the extension option, no backup facilities for these borrowings are required. As is the case with commercial paper, ECNs have no financial covenants. There were no ECNs outstanding at March 31, 2005 and 2004.

Under the shelf registration that became effective with the Securities and Exchange Commission in 1990, an additional $250 million of debt securities can be issued.

On January 26, 2005, the Board of Directors approved an increase of 10% in the quarterly common stock dividend from $0.30 to $0.33 per share.

On April 27, 2005, the Company’s Board of Directors approved a two-for-one stock split of the Company’s common stock to be effected in the form of a 100 percent stock dividend to stockholders of record on May 6, 2005. The Company’s stockholders will receive one additional share for each share in their possession on that date. This does not change the proportionate interest a stockholder maintains in the Company. The additional shares will be distributed on May 17, 2005. (See Footnote 14)

On January 29, 2003, the Board of Directors approved a new stock repurchase program authorizing the purchase of up to 15 million additional shares, which was approximately 7.8% of the total shares of the Company’s outstanding common stock. The repurchased shares may be used for general corporate purposes, including the issuance of shares in connection with the exercise of employee stock options. Purchases under this program may be made from time to time on the open market and in private transactions depending on market conditions. On a trade date basis, the Company repurchased 3.6 million shares for $318.1 million in 2005 at an average price of approximately $88.22 per share. Approximately 9.7 million shares have been repurchased for $795.4 million at an average price of $81.75 under this program through March 31, 2005.

Quantitative and Qualitative Disclosure about Market Risk

The Company is exposed to market risk from changes in foreign exchange rates. The Company has operations in various foreign countries. The functional currency is the local currency for all locations, except in the McGraw-Hill Education segment, where operations that are extensions of the parent have the U.S. dollar as the functional currency. For hyper-inflationary economies, the functional currency is the U.S. dollar. In the normal course of business, these operations are exposed to fluctuations in currency values. The Company does not generally enter into derivative financial instruments in the normal course of business, nor are such instruments used for speculative purposes. The Company has no such instruments outstanding at this time.

The Company has naturally hedged positions in most countries with a local currency perspective with offsetting assets and liabilities. The gross amount of the Company’s foreign exchange balance sheet exposure from operations is $176.2 million as of March 31, 2005. Management has estimated using an undiversified value at risk analysis with 95% certainty that the foreign exchange gains and losses should not exceed $18.7 million over the next year based on the historical volatilities of the portfolio.

Recently Issued Accounting Standards

See Note 13 to the Company’s Consolidated Financial Statements for disclosure of the impact that recently issued accounting standards will have on the Company’s financial statements.

“Safe Harbor” Statement Under the Private Securities Litigation Reform Act of 1995

This section, as well as other portions of this document, includes certain forward-looking statements about the Company’s businesses, new products, sales, expenses, cash flows and operating and capital requirements. Such forward-looking statements include, but are not limited to: the strength and sustainability of the U.S. and global economy; Educational Publishing’s level of success in 2005 adoptions and enrollment and demographic trends; the level of educational funding; the level of education technology investments; the strength of Higher Education, Professional and International publishing markets and the impact of technology on them; the level of interest rates and the strength of the economic recovery, profit levels and the capital markets in the U.S. and abroad; the level of success of new product development and global expansion and strength of domestic and international markets; the demand and market for debt ratings, including mortgage and asset-backed securities; the regulatory environment affecting Standard & Poor’s; the level of merger and acquisition activity in the U.S. and abroad; the strength of the domestic and international advertising markets; the volatility of the energy marketplace; the contract value of public works, manufacturing and single-family unit construction; the level of political advertising; and the level of future cash flow, debt levels, product-related manufacturing expenses, pension expense, distribution expenses, postal rates, amortization and depreciation expense, income tax rates, capital, technology and other expenditures and prepublication cost investment.

Actual results may differ materially from those in any forward-looking statements because any such statements involve risks and uncertainties and are subject to change based upon various important factors, including, but not limited to, worldwide economic, financial, political and regulatory conditions; currency and foreign exchange volatility; the health of capital and equity markets, including future interest rate changes; the implementation of an expanded regulatory scheme affecting Standard & Poor’s ratings and services; the level of funding in the education market (both domestically and internationally); the pace of recovery of the economy and in advertising; continued investment by the construction, computer and aviation industries; the successful marketing of new products, and the effect of competitive products and pricing.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company has no material changes to the disclosure made on this matter in the Company’s report on Form 10-K for the year ended December 31, 2004. Please see the financial condition section in Item 2 of this Form 10-Q for additional market risk disclosures.

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

As of March 31, 2005, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the U.S. Securities Exchange Act of 1934). Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2005.

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

There have been no changes in the Company’s internal controls over financial reporting during the most recent quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company does not believe that GTP has or is reasonably likely to have a material adverse effect on internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on purchases made by the Company of its outstanding common stock during the first quarter of 2005 pursuant to the stock repurchase program authorized on January 29, 2003 by the Board of Directors (column c). The stock repurchase program authorizes the purchase of up to 15 million additional shares, which was approximately 7.8% of the total shares of the Company’s outstanding common stock as of January 29, 2003. The repurchase program has no expiration date. The repurchased shares may be used for general corporate purposes, including the issuance of shares in connection with the exercise of employee stock options. Purchases under this program may be made from time to time on the open market and in private transactions, depending on market conditions. In addition to purchases under the 2003 stock repurchase program, the number of shares in column (a) include; 1) shares of common stock that are tendered to the Registrant to satisfy the employees’ tax withholding obligations in connection with the vesting of awards of restricted performance shares (such shares are repurchased by the Registrant based on their fair market value on the vesting date), and 2) shares of the Registrant deemed surrendered to the Registrant to pay the exercise price and to satisfy the employees’ tax withholding obligations in connection with the exercise of employee stock options. There were no other share repurchases outside the above stock repurchase program.

			(c)Total Number
	(a)Total		of Shares	(d) Maximum Number
	Number of		Purchased as	of Shares that may
	Shares	(b)Average	Part of Publicly	yet be Purchased
	Purchased	Price Paid	Announced Programs	Under the Programs
Period	(in millions)	per Share	(in millions)	(in millions)
(Jan. 1 – Jan. 31, 2005)	—	$—	—	8.9
(Feb. 1 – Feb. 28, 2005)	0.2	$91.60	—	8.9
(Mar. 1 – Mar. 31, 2005)	3.6	$88.22	3.6	5.3
Total – Qtr	3.8	$88.38	3.6	5.3

Item 6. Exhibits

(10.1)	Amendment to the Registrant’s Savings Incentive Plan Supplement

(10.2)	Amendment to the Standard & Poor’s Savings Incentive Plan Supplement

(12)	Computation of Ratio of Earnings to Fixed Charges

(15)	Letter on Unaudited Interim Financials

(31.1)	Quarterly Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Quarterly Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Quarterly Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MCGRAW-HILL COMPANIES, INC.

Date: April 29, 2005	By	/s/ Robert J. Bahash

Robert J. Bahash
Executive Vice President
and Chief Financial Officer

Date: April 29, 2005	By	/s/ Kenneth M. Vittor

Kenneth M. Vittor
Executive Vice President
and General Counsel

Date: April 29, 2005	By	/s/ Talia M. Griep

Talia M. Griep
Corporate Controller
and Senior Vice President,
Global Business Services