Form 10-Q
period 2005-06-30
MCGRAW-HILL COMPANIES INC
filed 2005-07-29
CIK 64040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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
YES ☑                      NO ☐
On July 15, 2005 there were approximately 373.8 million shares of common stock (par value $1.00 per share) outstanding.

The McGraw-Hill Companies, Inc.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
of The McGraw-Hill Companies, Inc.
We have reviewed the consolidated balance sheet of The McGraw-Hill Companies, Inc., as of June 30, 2005, and the related consolidated statements of income for the three-month and six-month periods ended June 30, 2005 and 2004, and the consolidated statements of cash flows for the six-month periods ended June 30, 2005 and 2004. These financial statements are the responsibility of the Company’s management.
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
Ernst & Young LLP
July 26, 2005

Part I
Financial Information
Item 1. Financial Statements
The McGraw-Hill Companies, Inc.
Consolidated Statement of Income
Periods Ended June 30, 2005 and 2004

	Three Months		Six Months
(in thousands, except per share data)	2005	2004	2005	2004
Revenue (Note 3)
Product revenue	$649,096	$577,260	$977,942	$892,285
Service revenue	807,181	668,702	1,507,341	1,273,544

Total revenue	1,456,277	1,245,962	2,485,283	2,165,829
Expenses
Operating related expense
Product	322,185	280,702	526,160	462,849
Service	252,256	213,737	479,008	417,950

Total operating related expense	574,441	494,439	1,005,168	880,799
Selling and general expense
Product	254,584	230,908	455,383	422,073
Service	275,135	225,789	513,809	448,022

Total selling and general expense	529,719	456,697	969,192	870,095
Depreciation	26,134	22,992	50,837	45,188
Amortization of intangibles	12,010	6,774	20,439	13,639

Total expenses	1,142,304	980,902	2,045,636	1,809,721

Income from operations	313,973	265,060	439,647	356,108

Interest expense	3,512	2,161	4,210	3,898

Income from continuing operations before taxes on income	310,461	262,899	435,437	352,210
Provision for taxes on income (Note 12)	115,491	97,273	161,732	110,318

Income from continuing operations	194,970	165,626	273,705	241,892
Discontinued operations (Note 4):
Juvenile retail publishing business	—	—	—	(931)
Income tax benefit	—	—	—	(344)

Loss from discontinued operations	—	—	—	(587)

Net income (Notes 1 and 2)	$194,970	$165,626	$273,705	$241,305

Basic earnings per common share
Income from continuing operations	$0.52	$0.44	$0.73	$0.64
Net income	$0.52	$0.44	$0.73	$0.63
Diluted earnings per common share
Income from continuing operations	$0.51	$0.43	$0.71	$0.63
Net income	$0.51	$0.43	$0.71	$0.63
Average number of common shares outstanding: (Notes 7 and 9)
Basic	373,534	379,180	376,191	380,226
Diluted	380,047	385,214	383,332	386,152
See accompanying notes.

The McGraw-Hill Companies, Inc.
Consolidated Balance Sheet

	June 30,	Dec. 31,	June 30,
(in thousands)	2005	2004	2004
ASSETS

Current assets:
Cash and equivalents	$245,895	$680,623	$383,578
Accounts receivable (net of allowance for doubtful accounts and sales returns) (Note 5)	1,121,069	1,002,408	916,203
Inventories (Note 5)	433,879	327,781	375,716
Deferred income taxes	267,058	258,157	235,221
Prepaid and other current assets	148,925	157,153	114,645

Total current assets	2,216,826	2,426,122	2,025,363

Prepublication costs (net of accumulated amortization) (Note 5)	455,584	428,205	455,395

Investments and other assets:
Prepaid pension expense (Note 10)	294,330	299,792	293,825
Other	225,444	220,611	220,493

Total investments and other assets	519,774	520,403	514,318

Property and equipment — at cost	1,244,602	1,195,792	1,109,567
Less — accumulated depreciation	729,964	682,726	657,083

Net property and equipment	514,638	513,066	452,484

Goodwill and other intangible assets:
Goodwill — net (Note 4)	1,741,769	1,505,340	1,240,326
Copyrights — net	220,911	228,502	236,460
Other intangible assets — net	495,284	219,643	178,033

Net goodwill and intangible assets	2,457,964	1,953,485	1,654,819

Total assets	$6,164,786	$5,841,281	$5,102,379

See accompanying notes.

The McGraw-Hill Companies, Inc.
Consolidated Balance Sheet

	June 30,	Dec. 31,	June 30,
(in thousands)	2005	2004	2004
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Notes payable	$389,205	$4,613	$4,398
Accounts payable	285,522	318,301	276,025
Accrued royalties	51,925	103,844	45,198
Accrued compensation and contributions to retirement plans (Note 10)	314,084	411,330	271,072
Income taxes currently payable	166,741	78,776	96,727
Unearned revenue	796,920	719,948	654,080
Deferred gain on sale leaseback (Note 11)	7,516	7,516	7,516
Other current liabilities	333,851	302,626	332,478

Total current liabilities	2,345,764	1,946,954	1,687,494

Other liabilities:
Long-term debt (Note 6)	350	513	380
Deferred income taxes	321,740	232,081	170,316
Accrued postretirement healthcare and other benefits (Note 10)	161,817	164,021	166,775
Deferred gain on sale leaseback (Note 11)	193,513	197,267	201,069
Other non-current liabilities	329,774	315,932	270,569

Total other liabilities	1,007,194	909,814	809,109

Total liabilities	3,352,958	2,856,768	2,496,603

Shareholders’ equity (Notes 7 and 8):
Capital stock	411,709	205,855	205,854
Additional paid-in capital	3,831	113,843	112,641
Retained income	3,751,498	3,680,852	3,280,199
Accumulated other comprehensive income	(55,347)	(32,255)	(65,529)

	4,111,691	3,968,295	3,533,165

Less — common stock in treasury-at cost	1,271,727	963,751	899,662
Unearned compensation on restricted stock	28,136	20,031	27,727

Total shareholders’ equity	2,811,828	2,984,513	2,605,776

Total liabilities and shareholders’ equity	$6,164,786	$5,841,281	$5,102,379

See accompanying notes.

The McGraw-Hill Companies, Inc.
Consolidated Statement of Cash Flows
For the Six Months Ended June 30, 2005 and 2004

(in thousands)	2005	2004
Cash flows from operating activities

Net income	$273,705	$241,305
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	50,837	45,277
Amortization of intangibles	20,439	13,639
Amortization of prepublication costs	80,380	105,151
Provision for losses on accounts receivable	13,233	8,483
Other	(122)	3,777
Changes in assets and liabilities net of effect of acquisitions and dispositions:
(Increase)in accounts receivable	(106,881)	(30,940)
(Increase) in inventories	(106,768)	(78,230)
Decrease/(Increase)in prepaid and other current Assets	26,039	(42,860)
(Decrease)in accounts payable and accrued expenses	(216,174)	(159,585)
Increase in unearned revenue	63,479	60,400
Increase/(Decrease) in other current liabilities	10,687	(3,800)
Increase/(Decrease) in interest and income taxes currently payable	106,163	(120,153)
Net change in deferred income taxes	(5,865)	(10,398)
Net change in other assets and liabilities	19,937	(3,851)

Cash provided by operating activities	229,089	28,215

Investing activities
Investment in prepublication costs	(109,890)	(104,938)
Purchases of property and equipment	(43,826)	(39,028)
Acquisition of businesses and equity interests	(449,965)	(4,753)
Disposition of property, equipment and businesses	18,033	45,678
Additions to technology projects	(5,978)	(6,596)

Cash (used for) investing activities	(591,626)	(109,637)

Financing activities
Additions/(Payments) on short-term debt — net	371,003	(21,693)
Dividends paid to shareholders	(122,782)	(114,301)
Repurchase of treasury shares	(383,923)	(223,025)
Exercise of stock options	80,281	132,171
Other	(95)	(166)

Cash (used for) financing activities	(55,516)	(227,014)

Effect of exchange rate changes on cash	(16,675)	(3,577)

Net change in cash and equivalents	(434,728)	(312,013)

Cash and equivalents at beginning of period	680,623	695,591

Cash and equivalents at end of period	$245,895	$383,578

See accompanying notes.

The McGraw-Hill Companies, Inc.
Notes to Consolidated Financial Statements
1.	Basis of Presentation

The financial information in this report has not been audited, but in the opinion of management all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly such information have been included. The operating results for the three and six months ended June 30, 2005 and 2004 are not necessarily indicative of results to be expected for the full year due to the seasonal nature of some of the Company’s businesses. The financial statements included herein should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

The Company’s critical accounting policies and estimates are disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the Company’s annual report on Form 10-K for the year ended December 31, 2004. On an ongoing basis, the Company evaluates its estimates and assumptions, including those related to revenue recognition, allowance for doubtful accounts and sales returns, valuation of inventories, prepublication costs, valuation of long-lived assets, goodwill and other intangible assets, retirement plans and postretirement healthcare and other benefits and income taxes. Since the date of the annual report on Form 10-K, there have been no material changes to the Company’s critical accounting policies and estimates.

Certain prior year amounts have been reclassified for comparability purposes.

All share and per share figures have been restated to reflect the two-for-one stock split announced April 27, 2005. See Note 7 for further detail.

In December 2002, The FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS No. 123.” This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation, and requires additional disclosures in interim and annual financial statements. The disclosure in interim periods requires pro forma net income and net income per share as if the Company adopted the fair value method of accounting for stock-based awards. Pro forma net income and earnings per share primarily reflecting compensation cost for the fair value of stock options were as follows:

	Three Months		Six Months
(in thousands except earnings per share data)	2005	2004	2005	2004
Net income, as reported	$194,970	$165,626	$273,705	$241,305
Stock-based compensation cost included in net income, net of tax	5,099	3,380	8,658	6,299
Fair value of stock based compensation cost, net of tax	(18,006)	(13,796)	(33,592)	(27,294)

Pro forma net income	$182,063	$155,210	$248,771	$220,310

Basic earnings per common share as reported	$0.52	$0.44	$0.73	$0.63
Pro forma	$0.49	$0.41	$0.66	$0.58
Diluted earnings per common share as reported	$0.51	$0.43	$0.71	$0.63
Pro forma	$0.48	$0.40	$0.65	$0.57
Basic weighted average shares outstanding	373,534	379,180	376,191	380,226
Diluted weighted average shares outstanding	380,047	385,214	383,332	386,152

The McGraw-Hill Companies, Inc.
Notes to Consolidated Financial Statements
The weighted average fair value of options granted during the six months ended June 30, 2005 and 2004 was $7.91 and $6.40, respectively. The fair value of each option grant was estimated on the date of the grant using a lattice option-pricing model in 2005 and the Black-Scholes option-pricing model in 2004, using the following assumptions:

	2005	2004
Risk free average interest rate	1.99 — 4.64%	2.9%
Dividend yield	1.6%	1.6%
Volatility	16 — 24%	17.0%
Expected life (years)	0.5 — 6.8	5.0
2.	Comprehensive Income

The following table is a reconciliation of the Company’s net income to comprehensive income for the three and six month periods ended June 30:

	Three Months		Six Months
(in thousands)	2005	2004	2005	2004
Net income	$194,970	$165,626	$273,705	$241,305
Other comprehensive (loss)/ income:
Foreign currency translation adjustments	(20,237)	(1,055)	(23,092)	3,995

Comprehensive income	$174,733	$164,571	$250,613	$245,300

3.	Segment and Related Information

The Company has three reportable segments: McGraw-Hill Education, Financial Services, and Information and Media Services. McGraw-Hill Education is one of the premier global educational publishers serving the elementary and high school, college and university, professional and international markets. In January 2004, the Company divested Landoll, Frank Schaffer and related juvenile retail publishing businesses, which were part of the McGraw-Hill Education segment. In accordance with SFAS No. 144, the Company reflected the results of these businesses as discontinued operations as of December 31, 2003 (See Note 4). The Financial Services segment operates under the Standard & Poor’s brand and provides credit ratings, evaluation services, and analyses globally on corporations, financial institutions, securitized and project financings, and local, state and sovereign governments. Financial Services provides a wide range of analytical and data services for investment managers and investment advisors globally. The Financial Services segment is also a leading provider of valuation and consulting services. During the first six months of 2005, the Company acquired Vista Research and an additional 49.07% investment in CRISIL Limited. The assets of these acquisitions total approximately $133 million. These acquisitions are included as part of the Financial Services segment. The results and assets of these acquisitions are not considered material to the Company. The Information and Media Services (IMS) segment includes business and professional media offering information, insight and analysis. Included in the results of the IMS segment are the results of J.D. Power and Associates which was acquired on April 1, 2005 (see Note 4). The assets acquired in this acquisition totaled approximately $507 million. J.D. Power and Associates results and assets are not considered material to the Company.

The McGraw-Hill Companies, Inc.
Notes to Consolidated Financial Statements
In accordance with Emerging Issues Task Force Issue 00-10, “Accounting for Shipping and Handling Fees and Costs,” all amounts billed to customers in a sales transaction for shipping and handling are classified as revenue. All prior periods have been reclassified to comply with the classification guidelines of this issue.
Operating profit by segment is the primary basis for the chief operating decision maker of the Company, the Executive Committee, to evaluate the performance of each segment. A summary of operating results by segment for the three and six months ended June 30, 2005 and 2004 follows:

	2005		2004
(in thousands)		Operating		Operating
Three Months	Revenue	Profit	Revenue	Profit
McGraw-Hill Education	$628,647	$71,591	$547,386	$57,055
Financial Services	597,366	258,286	504,472	214,205
Information and Media Services	230,264	13,608	194,104	24,841

Total operating segments	1,456,277	343,485	1,245,962	296,101
General corporate expense	—	(29,512)	—	(31,041)
Interest expense	—	(3,512)	—	(2,161)

Total Company	$1,456,277	$310,461 *	$1,245,962	$262,899 *

*	Income from continuing operations before taxes on income.

	2005		2004
(in thousands)		Operating		Operating
Six Months	Revenue	Profit	Revenue	Profit
McGraw-Hill Education	$935,947	$(7,083)	$833,875	$(11,741)
Financial Services	1,144,647	480,798	961,107	388,044
Information and Media Services	404,689	18,354	370,847	38,492

Total operating segments	2,485,283	492,069	2,165,829	414,795
General corporate expense	—	(52,422)	—	(58,687)
Interest expense	—	(4,210)	—	(3,898)

Total Company	$2,485,283	$435,437 *	$2,165,829	$352,210 *

*	Income from continuing operations before taxes on income.
4.	Acquisitions and Dispositions

Acquisitions: During the first six months of 2005, the Company paid approximately $450.0 million for the acquisitions of Vista Research, Inc. and J.D. Power and Associates and an additional 49.07% investment in its investment in CRISIL Limited. The excess of the purchase price over the net assets acquired for these acquisitions was preliminarily allocated to goodwill and other intangibles in the amount of $234.3 million and $279.7 million, respectively. These acquisitions are discussed in further detail below.

On May 9, 2005, the Company announced that it became the majority shareholder of CRISIL Limited (CRISIL), a leading provider of credit ratings, financial news and risk and policy advisory services in India. During the Company’s recent tender offer, it received valid acceptances for 3,120,948 shares, representing 49.07% of CRISIL. When combined with

The McGraw-Hill Companies, Inc.
Notes to Consolidated Financial Statements
its existing interest, the Company now owns 3,720,948 shares, or 58.5% of CRISIL. CRISIL’s operations will be integrated with the Financial Services segment and will allow the Company to leverage opportunities in India. CRISIL is now part of the Financial Services segment.
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
On April 1, 2005, the Company acquired J.D. Power and Associates. J.D. Power and Associates, founded in 1968 by J.D. Power III, is a leading provider of marketing information services for the global automotive industry and has established a strong and growing presence in several other important industries, including finance and insurance, healthcare, home building, telecommunications and energy. Its customer satisfaction ratings and market research are recognized worldwide as benchmarks for quality and independence. The company, which includes the Power Information Network, LLC, has 787 employees, and operates globally in 12 locations.
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

The McGraw-Hill Companies, Inc.
Notes to Consolidated Financial Statements
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

5.	Allowances, Inventories and Accumulated Amortization of Prepublication Costs

The allowances for doubtful accounts and sales returns, the components of inventory and the accumulated amortization of prepublication costs were as follows:

	June 30,	Dec. 31,	June 30,
(in thousands)	2005	2004	2004
Allowance for doubtful accounts	$76,949	$80,570	$87,722

Allowance for sales returns	$107,276	$178,128	$115,397

Inventories:
Finished goods	$395,773	$292,693	$343,260
Work-in-process	16,190	15,255	11,853
Paper and other materials	21,916	19,833	20,603

Total inventories	$433,879	$327,781	$375,716

Accumulated amortization of prepublication costs	$876,471	$1,074,645	$930,797

6.	Debt

A summary of long-term debt follows:

	June 30,	Dec. 31,	June 30,
(in thousands)	2005	2004	2004
Total long-term debt	$350	$513	$380

Commercial paper borrowings at June 30, 2005, totaled $384.8 million and are categorized as current. There were no commercial paper borrowings as of June 30, 2004.

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

On July 5, 2005, the Company amended its credit facility to implement a materiality threshold for determining whether the effects of acquisitions and dispositions are included in the financial calculations for covenant reporting. The amended facility contains certain covenants and the only financial covenant requires that the Company not exceed indebtedness to cash flow ratio, as defined of 4 to 1 at any time. This restriction has never been exceeded. There were no borrowings under the amended facility as of June 30, 2005 and 2004.

The McGraw-Hill Companies, Inc.
Notes to Consolidated Financial Statements
7.	Capital Structure

On April 27, 2005, the Company’s Board of Directors approved a two-for-one stock split of the Company’s common stock to be effected in the form of a 100 percent stock dividend to shareholders of record as of May 6, 2005. On May 17, 2005, the Company’s shareholders received one additional share for each share in their possession on the date of record. This did not change the proportionate interest a shareholder maintains in the Company.

The number of common shares reserved for issuance for employee stock plan awards and under the Director Deferred Stock Ownership Plan, were as follows:

	June 30,	Dec. 31,	June 30,
(in thousands)	2005	2004	2004
Stock based awards	63,300	64,396	65,648

The number of common shares issued upon exercise of stock based awards were as follows:

(in thousands)
Stock based awards exercised	3,201	10,176	5,272

8.	Cash Dividends

Cash dividends per share have been restated to reflect the two-for-one stock split announced April 27, 2005 and effective May 17, 2005 to shareholders of record on May 6, 2005.

Cash dividends per share declared during the three and six months ended June 30, 2005 and 2004 were as follows:

	Three Months		Six Months
	2005	2004	2005	2004
Common stock	$0.165	$0.150	$0.330	$0.300
9.	Common Shares Outstanding

A reconciliation of the number of shares used for calculating basic earnings per common share and diluted earnings per common share for the three and six months ended June 30, 2005 and 2004 follows:

	Three Months		Six Months
(in thousands)	2005	2004	2005	2004
Average number of common shares outstanding	373,534	379,180	376,191	380,226
Effect of stock options and other diluted securities	6,513	6,034	7,141	5,926

Average number of common shares outstanding including effect of dilutive securities	380,047	385,214	383,332	386,152

The McGraw-Hill Companies, Inc.
Notes to Consolidated Financial Statements
Restricted performance shares outstanding at June 30, 2005 and 2004 of 1,458,000 and 1,528,000 were not included in the computation of diluted earnings per common shares because the necessary vesting conditions have not yet been met.

10.	Retirement Plans and Postretirement Healthcare and Other Benefits

A summary of net periodic benefit cost for the Company’s defined benefit plans and postretirement healthcare and other benefits for the three and six months ended June 30, 2005 and 2004 is as follows:

(in thousands)	Three Months		Six Months
Defined Benefit Plan	2005	2004	2005	2004
Service cost	$11,967	$10,599	$24,445	$21,431
Interest cost	15,004	13,711	30,019	27,315
Expected return on plan assets	(22,150)	(24,470)	(44,335)	(49,063)
Amortization of prior service cost	83	94	167	164
Recognized net actuarial loss	1,491	130	2,843	260

Net periodic benefit cost	$6,395	$64	$13,139	$107

(in thousands)	Three Months		Six Months
Postretirement Healthcare and Other Benefits	2005	2004	2005	2004
Service cost	$475	$572	$950	$1,145
Interest cost	2,324	2,758	4,648	5,516
Amortization of prior service cost	(266)	(593)	(532)	(1,187)

Net periodic benefit cost	$2,533	$2,737	$5,066	$5,474

Effective January 1, 2005 the Company changed its expected rate of return on plan assets to 8.0% from 8.75%. The expected rate of return on plan assets is based on a market-related value of assets, which recognizes changes in market value over five years. Additionally, effective January 1, 2005, the Company changed its discount rate assumptions on its retirement plans to 5.75% from 6.25% in 2004. The effect of these changes on pension expense for the three and six months ended June 30, 2005 was an increase in expense of $3.8 million pretax and $7.5 million pretax, respectively. On a post-split basis, the per share impact for the quarter was a half cent per diluted share, and for the six months ended June 30, 2005, the increase in expense was one cent per diluted share. There has been no significant change in the Company’s expected contributions to the above plans from what was disclosed in the Company’s 2004 consolidated financial statements.

11.	Sale Leaseback Transaction

In December 2003, the Company sold its 45% equity investment in Rock-McGraw, Inc. Rock-McGraw, Inc. owns the Company’s headquarters building in New York City. The transaction was valued at $450.0 million, including assumed debt. Proceeds from the disposition were $382.1 million. The sale resulted in a pre-tax gain of $131.3 million and an after-tax benefit of $58.4 million, or 15 cents per diluted share (post-split) in 2003.

The McGraw-Hill Companies, Inc.
Notes to Consolidated Financial Statements
The Company remains an anchor tenant of what continues to be known as The McGraw-Hill Companies building and will continue to lease space from Rock-McGraw, Inc., under an existing lease. As of December 31, 2004, the Company had a lease for approximately 17% of the building space for approximately 15 years, which is being accounted for as an operating lease. Pursuant to sale leaseback accounting rules, as a result of the Company’s continued involvement, a gain of approximately $212.3 million ($126.3 million after-tax) was deferred and will be amortized over the remaining lease term as a reduction in rent expense. Information relating to the sale-leaseback transaction for the three and six months ended June 30, 2005 and 2004 is as follows:

	Three Months		Six Months
(in millions)	2005	2004	2005	2004
Reduction in rent expense	$(4.2)	$(4.3)	$(8.4)	$(8.6)
Interest expense	2.3	2.4	4.7	4.8
12.	Income Taxes

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

The Company has completed various federal, state and local, and foreign tax audit cycles and, in the first quarter of 2004, accordingly removed approximately $20.0 million from its accrued income tax liability accounts. This non-cash item resulted in a reduction to the overall effective tax rate for continuing operations for the first six months of 2004 from 37.0% to 31.3%. The effective tax rate for the first six months of 2005 of approximately 37.1% is a weighted blend of the rates for the first and second quarters of 2005; 37.0% and 37.2%, respectively. The Company remains subject to federal audits for 2002 and subsequent years, and to state and local and foreign tax audits for a variety of open years depending upon the jurisdiction in question.

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

On April 14, 2005, the Securities and Exchange Commission announced that it would provide for a phased-in implementation process for FASB Statement No. 123(R), “Share-Based Payment”. The SEC now requires that registrants adopt Statement 123(R)’s fair value method of accounting for share-based payments to employees no later than the beginning of the first fiscal year beginning after June 15, 2005. The Company is required to adopt Statement 123(R) beginning January 1, 2006.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations — Comparing Three Months Ended June 30, 2005 and 2004
Consolidated Review
The Segment Review that follows is incorporated herein by reference.
Revenue and Operating Profit

	Second		Second
	Quarter	%	Quarter
(millions of dollars)	2005	Increase	2004

Revenue	$1,456.3	16.9	$1,246.0

Operating profit*	343.5	16.0	296.1

% Operating margin	24		24

*	Operating profit is income from continuing operations before taxes on income, interest expense and corporate expense.
In the second quarter of 2005, the Company achieved growth in revenue and income from continuing operations of 16.9% and 17.7%, respectively. The increase in revenue is primarily attributable to growth in the Financial Services and McGraw-Hill Education segments, which contributed $92.9 million and $81.3 million to the growth in revenue, respectively. Foreign exchange rates contributed $7.9 million to revenue and $5.3 million to income from continuing operations during the second quarter.
Product revenue increased 12.4% in the second quarter of 2005, due primarily to an increase in revenue in the School Education Group (SEG) as the Group benefited from the success of elementary and secondary products in the state adoption market. Service revenue increased 20.7% in the second quarter of 2005, due primarily to an increase in revenue in the Financial Services segment of $92.9 million and the acquisition of J.D. Power and Associates which contributed $33.6 million of revenue. Strong growth in structured finance reflects continued favorable global market conditions, including a low interest rate environment. Growth in corporate finance ratings (corporate finance and financial services) is attributable primarily to revenues from recurring fees for surveillance activities and customers on annual fee arrangements.
During 2005 and the last half of 2004 the Company made several acquisitions to add new capabilities. These acquisitions are as follows:
•	CRISIL Limited: On May 9, 2005, the Company announced that it became the majority shareholder of CRISIL Limited (CRISIL), a leading provider of credit ratings, financial news and risk and policy advisory services in India. During the Company’s recent tender offer, it received valid acceptances for 3,120,948 shares, representing 49.07% of CRISIL. When combined with its existing interest, the Company now owns 3,720,948 shares, or 58.5% of CRISIL. CRISIL’s operations will be integrated with the Financial Services segment and will allow the Company to leverage opportunities in India.

•	Vista Research, Inc: The Company acquired Vista Research, Inc., a leading provider of primary research on April 1, 2005. Vista will enhance the growth prospects of the Financial Services segment’s research product suite by providing clients with access to professionals with direct experience in industries such as technology, media, telecommunications and healthcare. Vista’s network of industry practitioners is able to offer investors fresh, field-level insights about issues and conditions affecting companies and sectors. Vista Research, Inc. is now part of the Financial Services segment.

•	J.D. Power and Associates (JDPA): The Company acquired JDPA, on April 1, 2005. JDPA, founded in 1968 by J.D. Power III, is a leading provider of marketing information services for the global automotive industry and has established a strong and growing presence in several other important industries, including finance and insurance, healthcare, home building, telecommunications and energy. Its customer satisfaction ratings and market research are recognized worldwide as benchmarks for quality and independence. The company, which includes the Power Information Network, LLC, has 787 employees and operates globally in 12 locations.

The acquisition will enhance the Company’s growth prospects for its core business information platform by providing a new direct link to consumers, while also providing new collaborative opportunities with the Company’s leading franchises including BusinessWeek, Platts, McGraw-Hill Construction, Aviation Week and healthcare. J.D. Power and Associates is now part of the Information and Media Services segment.

•	Capital IQ: The Company acquired Capital IQ, a leading provider of high-impact information solutions to the global investment and financial services communities on September 17, 2004. Its innovative technology and data platform and rapidly growing client base will complement Standard & Poor’s content covering fixed income, equities, indices, and mutual funds, as well as fundamental data from Compustat. Capital IQ is a unit of the Financial Services segment.

•	The Grow Network: The Company acquired The Grow Network, a privately held company, on July 16, 2004. The Grow Network is a leading provider of assessment, reporting and customized content for states and large school districts across the country. The acquisition supports McGraw-Hill Education’s strategy to provide a full range of customized education solutions to help improve teaching and learning. The Grow Network is now part of the School Education Group and has been renamed Grow Network/McGraw-Hill.
During the second quarter of 2005, these acquisitions diluted earnings per share by $0.03. The Company expects that these acquisitions will negatively affect diluted earnings per share in 2005 by $0.06 to $0.07 per share.
In 2005, the Company paid approximately $450 million for the acquisitions of Vista Research, Inc., JDPA and a 49.07% increase in the investment in CRISIL Limited.
Total expenses in the second quarter of 2005 increased 16.5% primarily as a result of an increase in compensation. A significant portion of both operating related and selling and general expense is compensation expense, which increased approximately 22% in 2005, primarily as a result of an increase in the employee base. The employee base increased approximately 16.0% year over year from 15,942 on June 30, 2004 to 18,497 as of June 30, 2005. Increases were primarily due to acquisitions and the timing of new hires, which occurred in the latter half of 2004. Product operating related expenses increased 14.8%, due to compensation expense increases at McGraw-Hill Education. Increases in the employee base were required in SEG’s editorial and production groups to develop new products for increased opportunities in the K-6 and secondary markets in 2005 and beyond. Product operating related expenses include the amortization of prepublication costs of $55.2 million, which decreased by $17.2 million as compared with the second quarter of 2004. This decrease is the result of cost saving initiatives and the timing of adoption cycles. Service operating related expenses increased 18.0% due primarily to growth in the Financial Services segment and the acquisition of J.D. Power and Associates which contributed 47% to the growth. Selling and general expenses increased 16.0%. Selling and general product expenses increased 10.3% primarily as a result of increased compensation expenses at McGraw-Hill Education. Increases in the employee base were required in the SEG sales group as a result of the increased market opportunities in the K-6 and secondary markets. Included in selling and general product expenses are expenses related to the Global Transformation Project which increased $1.6 million over prior year. In addition, marketing costs increased as the School Education Group prepares for major adoptions in California and Florida. Selling and general service expenses increased 21.9% from the prior year, primarily from the growth of the Financial Services segment and the acquisition of J.D. Power and Associates which contributed 43.7% to the growth. Also contributing to the increase in expense is the increase in pension expense from the Company’s U.S. retirement plans. Effective January 1, 2005, the Company changed its U.S. retirement plan’s discount rate assumption to 5.75% from 6.25% in 2004. Additionally, effective January 1, 2005, the Company changed its expected rate of return on plan assets to 8.00% from 8.75%. The effect of these changes resulted in an increase in pension expense for the three months ended June 30, 2005 of $3.8 million pre-tax, or half a cent per diluted share on a post-split basis.
In the second quarter of 2005, depreciation expense increased 13.7% to $26.1 million as a result of acquisitions and increase in depreciation related to technology related equipment. Amortization of intangibles increased 77.3% to $12.0 million in the second quarter of 2005 due to acquisitions.
Interest expense increased to $3.5 million in the second quarter of 2005. The primary reason for the increase is due to an increase in average commercial paper borrowings to $360.6 million. There was no commercial paper outstanding for the three months ended June 30, 2004. The average interest rate on commercial paper borrowings for the three months ended June 30, 2005 was 3.0%. This increase was partially offset by an increase in interest income due to higher interest rates on higher average cash levels in the Company’s European operations. For the second quarter, average domestic investments were $43.8 million in 2005 at an average interest rate of 2.9%, compared to $283.8 million at an average rate of 0.9% in 2004. European investments were $188.3 million at an average rate of 3.1% in 2005 compared to $110.4 million at a rate of 2.8% in 2004. Included in the second quarter of 2005 and 2004 is approximately $2.3 million and $2.4 million, respectively, of interest expense related to the sale leaseback of the Company’s headquarters building in New York City (See Note 11).
For the quarter ended June 30, 2005 the effective tax rate was 37.2% compared to 37.0% in the prior period. This minor increase is due to changes in foreign tax laws. The Company expects the effective tax rate to remain at 37.2% for the remainder of the year in the absence of intervening audit settlements or further federal, state or foreign law changes or changes in the locational mix of the Company’s income.
Net income for the quarter increased 17.7% over the comparable quarter in the prior year.
Diluted earnings per share on net income were $0.51 versus $0.43 on a post-split basis in the prior year. All prior year earnings per share have been adjusted to reflect the two-for-one stock split effective to shareholders of record on May 6, 2005.

Segment Review
McGraw-Hill Education

	Second		Second
	Quarter	%	Quarter
(millions of dollars)	2005	Increase	2004

Revenue
School Education Group	$414.4	17.0	$354.2
Higher Education, Professional and International	214.2	10.9	193.2

Total revenue	628.6	14.8	547.4

Operating profit	$71.6	25.5	$57.1

% Operating margin	11		10

Revenue for the McGraw-Hill Education segment increased over the prior year primarily due to improvement at the School Education Group (SEG). Operating profit increased 25.5% to $71.6 million over prior year. Foreign exchange rates benefited revenue by $3.4 million and had a slightly positive impact on operating profit.
Operating margin improved over the prior year primarily due to a decrease in prepublication amortization of $17.2 million. However, expenses increased 13.6% over prior year primarily due to an increase in compensation expense as a result of a 5.7% increase in the employee base, an increase in marketing costs and an increase in technology related expenses resulting from ongoing technology initiatives. Additions to the employee base were required in the sales, editorial, and production groups to develop and market new products for increased opportunities in the elementary and secondary markets in 2005 and beyond. Marketing costs increased as SEG prepares for major adoptions in California and Florida.
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
The McGraw-Hill School Education Group’s revenue increased 17.0% in the second quarter of 2005, benefiting from the success of elementary and secondary school products in the state adoption market. The Group’s strong state adoption results were driven by success with the elementary science program in North Carolina and Indiana, and the secondary science program in Indiana. The Group also performed well in elementary and secondary health programs in Indiana and California and in secondary social studies in Florida. In addition, the Group benefited from sales of vocational and technical products as a result of Texas funding that was postponed from 2004. Residual sales of elementary reading and math products in Texas also contributed to growth, as did sales of the research-based programs Open Court Reading and Everyday Mathematics in the open territories.
According to the Association of American Publishers’ year-to-date statistics through May 2005, total adoption and open territory sales of basal and supplementary materials for grades K-12, excluding testing, increased 4.1%.

Custom contract testing grew in the second quarter contributing to the segment’s revenue growth. Higher custom contract revenue was driven by the Arizona, Kentucky and Massachusetts programs and by the expansion of the program and timing related to the state of Qatar’s National Assessment Program. Expenses also increased in the second quarter of 2005, as SEG devoted resources to winning additional custom contracts in key states and continued to invest in the technology necessary for the development of summative and formative assessment products that can be offered online. The “shelf” or norm-referenced test business was lower than prior year due to an ongoing shift from shelf tests to custom assessments driven by the No Child Left Behind legislation.
The 2005 new state adoption market is projected to increase approximately 70% to $900 million, with the greatest impact expected to occur in the second half of the year. Texas will play an important role in determining the ultimate size of the market. The Company continues to monitor the situation regarding the Texas textbook funding for fine arts (music/art), world languages, and health (Proclamation 2002). Before ending its regular session on May 30, 2005, the Texas legislature passed a biennial budget that included funding for general school operations and for the purchase of vocational and technical materials that had been deferred from 2004. However, the legislators in the House of Representatives and Senate failed to fund textbooks adopted under Proclamation 2002. Observers remain cautiously optimistic that the funding will be approved and that appropriations will cover all planned purchasing.
SEG is well positioned to take advantage of the Texas adoption opportunity. The state adoption market is favorable not only because of its size but also because the schedule affords opportunities in a range of subject areas, allowing SEG to leverage the breadth and depth of its product offerings. Social studies represents the year’s largest subject-area market, and strong performances in Florida and Alabama have positioned SEG to lead the high-volume secondary portion of that market. Excellent results are projected for science in North Carolina, where the state’s largest district, Charlotte-Mecklenburg, selected the McGraw-Hill elementary program. SEG has also performed well in health in California, where the Los Angeles Unified School District (LAUSD) chose McGraw-Hill programs for use at both the elementary and middle school grades. In addition, the LAUSD will adopt the Group’s reading intervention program, Kaleidoscope, in 2005.
McGraw-Hill Higher Education, Professional and International Group’s (HPI) revenue increased by 10.9% to $214.2 million for the second quarter of 2005. Higher education products performed well in both the domestic and international markets, benefiting from the success of new and revised titles in all three major product categories: Science, Engineering, and Mathematics; Business and Economics; and Humanities, Social Science, and Languages. Key titles contributing to the second quarter performance include:
•	Silberberg, Chemistry, 4/e

•	McConnell and Brue, Economics, 16/e; and

•	Knorr, Puntos de Partida, 7/e
In the professional marketplace, Science, Technical and Medical products benefited from a strong 2005 frontlist and from the publication of Harrison’s Principles of Internal Medicine, 16/e in the third quarter of 2004 and Harrison’s Manual of Medicine, 16/e published in the first quarter of 2005. Science, Technical and Medical products also performed well internationally with the release of Harrison’s Principles of Internal Medicine, 16/e, Spanish translation in June 2005. Trade products experienced strong growth, as several titles reached best seller status including John Wooden’s, Wooden on Leadership and Crucial Conversations: Tools for Talking When Stakes Are High by Kerry Patterson, Joseph Grenny, Ron McMillan and Al Switzler. Softness continued in the technology sector.
School education imprints performed well in Europe. Lower sales in Latin America were primarily due to a shift in the timing of orders. However, the Mexican Education Ministry, through Conaliteg, an official Mexican Government agency, confirmed its 2005 order. The order, which was approximately 10% higher than prior years, was delivered in the second quarter.
Financial Services

	Second		Second
	Quarter	%	Quarter
(millions of dollars)	2005	Increase	2004

Revenue	$597.4	18.4	$504.5
Operating profit	258.3	20.6	214.2

% Operating margin	43		42

Financial Services revenue and operating profit dramatically increased over 2004 second quarter results. Foreign exchange rates contributed $4.4 million to revenue and had a positive impact on operating profit of $5.3 million.
The Financial Services segment’s increase in revenue and operating profit is due primarily to the performance of structured finance ratings and corporate finance (corporate finance and financial services) ratings, which represented approximately 38.6% and 8.7% of the growth in revenue, respectively. In structured finance, the continuing favorable interest rate environment led to strong growth in the issuance of U.S. residential mortgage-backed securities (RMBS), commercial mortgage-backed securities (CMBS) and collateralized debt obligations (CDOs). The growth in corporate finance ratings is attributable primarily to revenues from recurring fees for surveillance activities and customers on annual fee arrangements.
Over the past twelve months, the Financial Services segment acquired Vista Research, Capital IQ and a majority interest in CRISIL Limited. These acquisitions are discussed in further detail in the consolidated review and Footnote 4 of the Consolidated Financial Statements for the period ended June 30, 2005.
Total U.S. structured finance new issue dollar volume increased 42.3%; solid growth was experienced across all asset classes. U.S. CDO issuance increased 64.1% according to Harrison Scott Publications. The U.S. CDO market was driven by stabilization of the asset class due to fewer downgrades, strong investor demand as well as an increase in new structures (customizations) and arbitrage opportunities. U.S. CMBS issuance increased 75.8% over the prior year primarily due to the favorable interest rate environment and the refinancing of maturing debt. U.S. RMBS issuance increased 39.9% according to Harrison Scott Publications. Issuance in this asset class continues to benefit from the low interest rate environment, continuing appreciation in home prices, as well as a shift from agency to private origination associated with innovative new and variable rate mortgage products. These variable rate mortgage products are commanding between 55%-60% of total mortgage originations. Although U.S. RMBS issuance volumes have been strong overall, the number of issues increased only slightly, leading to issue sizes that are substantially larger than last year. The Company had originally anticipated that RMBS issuance would decline approximately 15%-20% in 2005. Assuming no change in current market conditions such as a large and sudden rise in interest rates, no decline is anticipated in issuance versus last year’s levels. According to Securities Data, U.S. new issue dollar volume for corporates for the second quarter of 2005 decreased 2.0% with high yield dollar volume issuance decreasing 36.1%. Corporations continue to generate strong cash flows and maintain high cash balances and excess production capacity. The high level of refinancing activity which took place in 2004 has lessened the need for new debt financing in 2005. Public finance issuance increased slightly due to accelerated refundings by municipalities as they took advantage of a flattening yield curve. International growth was also strong as the favorable trends of securitization, disintermediation and privatization continue. In Europe, issuance levels rose in the quarter driven by strong issuance in structured finance, especially mortgage-backed securities and CDOs. The European CDO market was driven primarily by an increase in private synthetic CDOs. Issuance for corporates in Europe was up reflecting strength in financial services as a result of low rates and favorable spreads.
Conditions in the financial services marketplace continue to show improvement and demand for research and financial information has been increasing. As a leading provider of independent equity research, the Financial Services segment benefited during the quarter from the increased demand resulting from the Global Research Settlement as well as demand from customers that were not affected by the Settlement.
Revenue related to Standard & Poor’s indices increased as assets under management for Exchange-Traded Funds rose 31.2% from June 30, 2004 to $118.2 billion as of June 30, 2005. Assets under management at December 31, 2004 were $113.7 billion.
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
In March 2005, the SEC voted to issue a rule proposal to define NRSROs. The SEC issued its proposed rule for public comment on April 19th. Standard & Poor’s submitted its comments on June 9th, largely supporting a more formal designation process and clear criteria, but without involving the SEC in the substance of the ratings process or in second-guessing rating opinions. In April 2005, Annette Nazareth, Director of the SEC’s Division of Market Regulation, testified before the Subcommittee on Capital Markets, Insurance and Government Sponsored Enterprises of the House Financial Services Committee on the SEC’s proposed rule and on the oversight framework. She also raised questions on the SEC’s authority over NRSROs. Following this hearing, Rep. Kanjorski asked the SEC to provide technical assistance on the specific authority the SEC would need to effectively oversee rating agencies. In June 2005, the SEC submitted an outline to Rep. Kanjorski of key issues to be addressed if Congress proceeds with legislation. Also in June 2005, Standard & Poor’s testified before the same House Subcommittee on H.R.2990, the “Credit Rating Agency Duopoly Relief Act”. This bill, proposed by Rep. Fitzpatrick on June 20th, would set up a mandatory licensing regime with the SEC for credit rating agencies. Standard & Poor’s objected to the bill for legal and policy reasons.
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
Information and Media Services Segment

	Second	%	Second
	Quarter	Increase/	Quarter
(millions of dollars)	2005	(Decrease)	2004

Revenue
Business-to-Business	$202.4	21.8	$166.1
Broadcasting	27.9	(0.4)	28.0

Total revenue	230.3	18.6	194.1

Operating profit	$13.6	(45.2)	$24.8

% Operating margin	5.9		12.8

In the second quarter of 2005, revenue grew by 18.6% or $36.2 million over the prior year. Operating profit decreased 45.2%. J.D. Power and Associates (JDPA), which was acquired on April 1, 2005, contributed $33.6 million in revenue and decreased the segment’s operating profit by $8.9 million in the second quarter primarily due to acquisition related costs. The Business-to-Business and Broadcasting Groups were also both negatively impacted by the continued soft advertising market. Foreign exchange rates negatively impacted operating profit by $0.2 million and had no significant impact on revenue.
On April 1, 2005, the Company acquired JDPA, a privately held company. JDPA, founded in 1968 by J.D. Power III, is a leading provider of marketing information services for the global automotive industry and has established a strong and growing presence in several other important industries, including finance and insurance, healthcare, home building, telecommunications and energy. Its customer satisfaction ratings and market research are recognized worldwide as benchmarks for quality and independence.
The acquisition will enhance the Company’s growth prospects for its core business information platform by providing a new direct link to consumers, while also providing new collaborative opportunities with the Company’s leading franchises including BusinessWeek, Standard & Poor’s, Platts, McGraw-Hill Construction, Aviation Week and healthcare.
Revenue increased at the Business-to-Business Group compared to prior year due primarily to the acquisition of J.D. Power and Associates. Revenue in J.D. Power and Associates was driven by its U.S. client services business in the auto, telecommunications and insurance sectors. According to the Publishers Information Bureau (PIB), BusinessWeek’s advertising pages in the North America edition for the second quarter were down 9.2% with the same number of issues. Advertising pages were also down in the Europe and Asia editions in the second quarter of 2005. According to the PIB, advertising pages in the technology category decreased 13.4%. Advertising growth for business publications is heavily dependent on the global technology sector.
Platts’ news and pricing products experienced growth as a result of the increased need for market transparency due to the volatility of crude oil prices and as U.S. energy markets continued to be affected by natural gas supplies. Increased customer demand for news and pricing products added to the subscriber base. The resulting revenue is recognized over the life of the related product subscriptions. Conversely, increased competition in energy research and analytic products resulted in a decrease in that portion of the subscriber base adversely affecting results. Also in the Business-to-Business Group, the Global Power conference took place in the second quarter in 2005 compared to the first quarter of 2004. In the Aviation industry, the biennial Paris Air Show occurred in the second quarter of 2005, with no comparable event in 2004. Attendance and sponsorship was up when compared to the 2003 air show due to reduced geopolitical tensions.
As of June 2005, total U.S. construction starts were up 5% versus prior year. Both residential building (up 9%) and non-building construction (up 9%) were higher than prior year, while U.S. nonresidential building was down 6%. Commercial construction was weak from lower manufacturing building, warehouse, hotel and office starts. Display advertising pages in construction publications increased. The Engineering News Record Award of Excellence event occurred in the second quarter of 2004 with no comparable event in the second quarter of 2005. The McGraw-Hill Construction Network, a Web-based integrated product, continued to perform well, adding new customers to the subscriber base. The resulting revenue is recognized over the life of the related product subscription. In the second quarter of 2005, the Business-to-Business Group continued to make investments in the McGraw-Hill Construction Network to strengthen its effectiveness and efficiency.
At the Broadcasting group revenue in the second quarter was flat compared to prior year. The improved ratings position of the ABC network helped to offset the loss of political advertising in the second quarter of 2005. The automotive and leisure time categories of advertisers contributed to growth while the retailing, service and consumer products categories were weak. The Broadcasting group was also negatively impacted by a reduction in network compensation. During the second quarter the Broadcasting Group negotiated affiliation agreements with the ABC network, which decreased network compensation for 2005.
SIX MONTHS
Consolidated Review
The Segment Review that follows is incorporated herein by reference.
Revenue and Operating Profit

	Six Months	%	Six Months
(millions of dollars)	2005	Increase	2004

Revenue	$2,485.3	14.8	$2,165.8
Operating profit*	492.1	18.6	414.8

% Operating margin	20		19

*	Operating profit is income from continuing operations before taxes on income, interest expense and corporate expense.
In the first six months of 2005, the Company achieved growth in revenue and income from continuing operations. Revenue growth of 14.8% resulted in a 13.2% increase in income from continuing operations. The increase in revenue is primarily attributable to growth in the Financial Services segment of $183.5 million and the McGraw-Hill Education segment of $102.1 million. Foreign exchange rates contributed $13.2 million to revenue and $5.5 million to income from continuing operations.

Product revenue increased 9.6% in the first six months of 2005, due to an increase in revenue in the School Education Group (SEG) as the Group benefited from the success of elementary and secondary products in the state adoption market. The first half reflects the seasonal nature of the Company’s educational publishing operations, with the first half being the least significant. Service revenue increased 18.4% in the first six months of 2005, due to an increase in revenue in the Financial Services segment. Strong growth in structured finance reflects continued favorable global market conditions, including a low interest rate environment. Growth in corporate finance ratings (corporate finance and financial services) is attributable primarily to revenues from recurring fees for surveillance activities and customers on annual fee arrangements.
During 2005 and the last half of 2004 the Company made several acquisitions to add new capabilities. These acquisitions are as follows:
•	CRISIL Limited: On May 9, 2005, the Company announced that it became the majority shareholder of CRISIL Limited (CRISIL), a leading provider of credit ratings, financial news and risk and policy advisory services in India. During the Company’s recent tender offer, it received valid acceptances for 3,120,948 shares, representing 49.07% of CRISIL. When combined with its existing interest, the Company now owns 3,720,948 shares, or 58.5% of CRISIL. CRISIL’s operations will be integrated with the Financial Services segment and will allow the Company to fully leverage opportunities in India.

•	Vista Research, Inc: The Company acquired Vista Research, Inc., a leading provider of primary research on April 1, 2005. Vista will enhance the growth prospects of the Financial Services segment’s research product suite by providing clients with access to professionals with direct experience in industries such as technology, media, telecommunications and healthcare. Vista’s network of industry practitioners is able to offer investors fresh, field-level insights about issues and conditions affecting companies and sectors. Vista Research, Inc. is now part of the Financial Services segment.

•	J.D. Power and Associates (JDPA): The Company acquired JDPA, on April 1, 2005. JDPA, founded in 1968 by J.D. Power III, is a leading provider of marketing information services for the global automotive industry and has established a strong and growing presence in several other important industries, including finance and insurance, healthcare, home building, telecommunications and energy. Its customer satisfaction ratings and market research are recognized worldwide as benchmarks for quality and independence. The company, which includes the Power Information Network, LLC, has 787 employees and operates globally in 12 locations.

The acquisition will enhance the Company’s growth prospects for its core business information platform by providing a new direct link to consumers, while also providing new collaborative opportunities with the Company’s leading franchises including BusinessWeek, Platts, McGraw-Hill Construction, Aviation Week and healthcare. J.D. Power and Associates is now part of the Information and Media Services segment.

•	Capital IQ: The Company acquired Capital IQ, a leading provider of high-impact information solutions to the global investment and financial services communities on September 17, 2004. Its innovative technology and data platform and rapidly growing client base will complement Standard & Poor’s content covering fixed income, equities, indices, and mutual funds, as well as fundamental data from Compustat. Capital IQ is a unit of the Financial Services segment.

The Grow Network: The Company acquired The Grow Network, a privately held company, on July 16, 2004. The Grow Network is a leading provider of assessment reporting and customized content for states and large school districts across the country. The acquisition supports McGraw-Hill Education’s strategy to provide a full range of customized education solutions to help improve teaching and learning. The Grow Network is now part of the School Education Group and has been renamed Grow Network/McGraw-Hill.
For the six months ended June 30, 2005, these acquisitions diluted earnings per share by $0.04. The Company expects that these acquisitions will negatively affect diluted earnings per share in 2005 by $0.06 to $0.07 per share.
In 2005, the Company paid approximately $450 million for the acquisitions of Vista Research, Inc., JDPA and a 49.07% increase in the investment in CRISIL Limited.
Total expenses in the first six months of 2005 increased 13.0% primarily as a result of an increase in compensation expense. A significant portion of both operating related and selling and general expense is compensation expense, which increased approximately 17.5% in 2005, primarily as a result of an increase in the employee base. The employee base increased approximately 16.0% year over year from 15,942 on June 30, 2004 to 18,497 as of June 30, 2005. Increases were primarily due to acquisitions and the timing of new hires, which occurred in the latter half of 2004. Product operating related expenses increased 13.7%, due to compensation expense increases at McGraw-Hill Education. Increases in the employee base were required in SEG’s editorial and production groups to develop new products for increased opportunities in the K-6 and secondary markets in 2005 and beyond. Product operating related expenses include the amortization of prepublication costs of $80.4 million, which decreased by $24.8 million as compared with the first half of 2004 as a result of cost saving initiatives and adoption cycles. Service operating related expenses increased 14.6% due primarily to growth in the Financial Services segment and the acquisition of J.D. Power and Associates which contributed 29.6% to the growth. Selling and general expenses increased 11.4%. Selling and general product expenses increased 7.9% primarily as a result of increased compensation expenses at McGraw-Hill Education. Increases in the employee base were required in the SEG sales group as a result of the increased market opportunities in the K-6 and secondary markets. Included in selling and general product expenses are expenses related to the Global Transformation Project which increased $2.5 million over prior year. In addition, marketing costs increased as the School Education Group prepares for major adoptions in California and Florida. Selling and general service expenses increased 14.7% from the prior year, primarily from the growth of the Financial Services segment and the acquisition of J.D. Power and Associates which contributed 32.8% to the growth. Also contributing to the increase in expense is the increase in pension expense from the Company’s U.S. retirement plans. Effective January 1, 2005, the Company changed its U.S. retirement plan’s discount rate assumption to 5.75% from 6.25% in 2004. Additionally, effective January 1, 2005, the Company changed its expected rate of return on plan assets to 8.0% from 8.75%. The effect of these changes resulted in an increase in pension expense for the six months ended June 30, 2005 of $7.5 million pre-tax, or 1 cent per diluted share on a post-split basis.
In the first six months of 2005, depreciation expense increased 12.5% to $50.8 million as a result of acquisitions and increase in depreciation related to technology related equipment. Amortization of intangibles increased 49.9% to $20.4 million as of June 30, 2005 due to acquisitions.

Interest expense increased to $4.2 million in the first half of 2005. The primary reason for the increase is an increase in average commercial paper borrowings to $181.4 million. Average commercial paper outstanding during the six months ended June 30, 2004 was $7.1 million at a rate of 1.1%. The average interest rate on commercial paper borrowings for the six months ended June 30, 2005 was 3.0%. This increase was partially offset by an increase in interest income due to higher interest rates on lower cash levels in the U.S. and higher interest rates on higher average cash levels in the Company’s European operations. For the first six months of 2005, average domestic investments were $269 million at an average interest rate of 1.9%, compared to $438.7 million at an average rate of 0.9% in 2004. European investments averaged $193.7 million for the first half of 2005 at an average rate of 3.1%. Comparable figures for 2004 were average investments of $120.5 million at an average rate of 2.7%. Included in the six months ended June 30, 2005 and 2004 is approximately $4.7 million and $4.8 million, respectively, of interest expense related to the sale leaseback of the Company’s headquarters building in New York City (See Note 11).
In the first quarter of 2004, the Company completed various federal, state and local, and foreign tax audit cycles and accordingly removed approximately $20.0 million from its accrued income tax liability accounts. This non-cash item resulted in a reduction to the overall effective tax rate for continuing operations in the first half of 2004 from 37.0% to 31.3%. The effective tax rate for the first six months of 2005 is 37.1%. The Company expects its effective tax rate to be 37.2% for the remainder of the year in the absence of intervening audit settlements or further federal, state or foreign law changes or changes in the locational mix of the Company’s income. The Company remains subject to federal audits for 2002 and subsequent years, and to state and local and foreign tax audits for a variety of open years depending upon the jurisdiction in question.
The loss on discontinued operations relates to the disposition of Landoll, Frank Schaffer and the related juvenile retail publishing businesses (juvenile retail publishing business), which was disposed of during January 2004. The juvenile retail publishing business was part of the McGraw-Hill Education segment. The revenue impact for the first half of 2004 for the juvenile retail publishing business was $3.9 million. Loss from discontinued operations for the period ended June 30, 2004 was $0.6 million.
Net income for the first half of 2005 increased 13.4% over the comparable period in the prior year. Diluted earnings per share from continuing operations for the first half of 2005 were $0.71 versus $0.63 in the prior year. Diluted earnings per share on net income were $0.71 versus $0.63 in the prior year. All prior year earnings per share have been adjusted to reflect the two-for-one stock split effective to shareholders of record on May 6, 2005. Included in 2004 is a $0.05 benefit from the reversal of $20.0 million in accrued tax liabilities following the completion of various federal, state and local, and foreign tax audit cycles in the first quarter of 2004.

Segment Review
McGraw-Hill Education

		%
	Six Months	Increase/	Six Months
(millions of dollars)	2005	(Decrease)	2004

Revenue
School Education Group	$562.4	15.8	$485.8
Higher Education, Professional and International	373.5	7.3	348.1

Total revenue	935.9	12.2	833.9

Operating loss	$(7.1)	(39.7)	$(11.7)

% Operating margin	(1)		(1)

Revenue for the McGraw-Hill Education segment increased over the prior year primarily due to improvement at the School Education Group (SEG). Operating loss decreased 39.7% to $7.1 million over the prior year. Foreign exchange rates benefited revenue by $5.1 million and had a negative impact of $0.7 million on operating results. The segment’s performance also reflects the seasonal nature of the business, with the first quarter being the least significant and the third quarter the most significant.
Operating margin was flat compared to the prior year. Expenses increased 11.5% over the prior year primarily due to an increase in compensation expense as a result of a 5.7% increase in the employee base, an increase in marketing costs and an increase in technology related expenses resulting from ongoing technology initiatives. Additions to the employee base were required in the sales, editorial, and production groups to develop and market new products for increased opportunities in the elementary and secondary markets in 2005 and beyond. Marketing costs increased as SEG prepares for major adoptions in California and Florida.
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
The McGraw-Hill School Education Group’s revenue increased 15.8% in the first six months of 2005 benefiting from the success of elementary and secondary school products in the state adoption market. The Group’s strong state adoption results were driven by success with the elementary and secondary science program in North Carolina and Indiana. The Group also performed well in elementary and secondary health programs in Indiana and California and in secondary social studies in Florida. In the open territories, elementary sales across the curriculum benefited from a $29 million state textbook fund in Illinois that supplemented local purchasing of materials for grades K-4 in 2005. In 2004, funding was provided for grades 9-12. In addition, the Group benefited from sales of vocational and technical products as a result of Texas funding that was postponed from 2004. Residual sales of elementary reading and math products in Texas also contributed to growth, as did sales of the research-based programs Open Court Reading and Everyday Mathematics in the open territories.
According to the Association of American Publishers’ year-to-date statistics through May 2005, total adoption and open territory sales of basal and supplementary materials for grades K-12, excluding testing, increased 4.1%.
Custom contract testing grew in the first half contributing to the segment’s revenue growth. Higher custom contract revenue was driven by the contract wins in Arizona, Kentucky, Massachusetts and Florida, the timing of custom contracts in the New York, Kentucky, Indiana, and Missouri programs and by the expansion of the program and timing related to the state of Qatar’s National Assessment Program. Expenses also increased in the first half of 2005, as SEG devoted resources to winning additional custom contracts in key states and continued to invest in the technology necessary for the continued development of summative and formative assessment products that can be offered online and added facilities to address increased scoring demands. The “shelf” or norm-referenced test business was lower than prior year due to an ongoing shift from shelf tests to custom assessments driven by the No Child Left Behind legislation.
The 2005 new state adoption market is projected to increase approximately 70% to $900 million, with the greatest impact expected to occur in the second half of the year. Texas will play an important role in determining the ultimate size of the market. The Company continues to monitor the situation regarding the Texas textbook funding for fine arts (music/art), world languages, and health (Proclamation 2002). Before ending its regular session on May 30, 2005, the Texas legislature passed a biennial budget that included funding for general school operations and for the purchase of vocational and technical materials that had been deferred from 2004. However, the legislators in the House of Representatives and Senate failed to fund textbooks adopted under Proclamation 2002. Observers remain cautiously optimistic that the funding will be approved and that appropriations will cover all planned purchasing.
SEG is well positioned to take advantage of the Texas adoption opportunity. The state adoption market is favorable not only because of its size but also because the schedule affords opportunities in a range of subject areas, allowing SEG to leverage the breadth and depth of its product offerings. Social studies represents the year’s largest subject-area market, and strong performances in Florida and Alabama have positioned SEG to lead the high-volume secondary portion of that market. Excellent results are projected for science in North Carolina, where the state’s largest district, Charlotte-Mecklenburg, selected the McGraw-Hill elementary program. SEG has also performed well in health in California, where the Los Angeles Unified School District (LAUSD) chose McGraw-Hill programs for use at both the elementary and middle school grades. In addition LAUSD adopted the Group’s reading intervention program, Kaleidoscope, in 2005.
In open territories, major adoptions announced to date include Everyday Mathematics in Washington, DC; Open Court Reading in Baltimore; and Direct Instruction in Minneapolis and St. Louis.
McGraw-Hill Higher Education, Professional and International Group’s (HPI) revenue increased by 7.3% to $373.5 million for the first half of 2005. Higher Education products performed well in both the domestic and international markets, benefiting from the success of new and revised titles in all three major product categories: Science, Engineering, and Mathematics; Business and Economics; and Humanities, Social Science, and Languages. Key titles contributing to the performance in the first half of 2005 include:
•	Sabin, Gregg Reference Manual, 10/e

•	McConnell and Brue, Economics, 16/e; and

•	Sanderson, Computers in the Medical Office, 4/e

In the professional marketplace, Science, Technical and Medical products benefited from a strong 2005 frontlist and from the publication of Harrison’s Principles of Internal Medicine, 16/e in the third quarter of 2004 and Harrison’s Manual of Medicine, 16/e published in the first quarter of 2005. Sales of the new edition were substantially higher in the first six months of 2005 than those of the previous edition in the first six months of 2004. Science, Technical and Medical products also performed well internationally with the release of Harrison’s Principles of Internal Medicine, 16/e, Spanish translation in June 2005. Trade products experienced strong growth, as several titles reached best seller status including John Wooden’s, Wooden on Leadership and Crucial Conversations: Tools for Talking When Stakes Are High by Kerry Patterson, Joseph Grenny, Ron McMillan and Al Switzler. Softness continued in the technology sector. Distributing agreements with Entrepreneur Press and the American Diabetes Association signed in the second quarter of 2004 contributed favorably to results.
School education imprints were weak in Latin America and Canada. Lower sales in Latin America and Canada were primarily due to a shift in the timing of orders. Canada had ordered earlier in the fourth quarter of 2004, while Mexico is expected to order later in 2005. In addition, the Mexican Education Ministry, through Conaliteg, an official Mexican Government agency, has confirmed its 2005 order. The order, which is approximately 10% higher than prior years, was delivered in the second quarter in 2005.
Financial Services

	Six Months	%	Six Months
(millions of dollars)	2005	Increase	2004

Revenue	$1,144.7	19.1	$961.1
Operating profit	$480.8	23.9	$388.0

% Operating margin	42		40

Financial Services revenue and operating profit increased dramatically over 2004 first half results. Foreign exchange rates contributed $8.0 million to revenue and had a positive impact on operating profit of $6.8 million.
The Financial Services segment’s increase in revenue and operating profit for the first six months of 2005 is due primarily to the performance of structured finance ratings and corporate finance (corporate finance and financial services) ratings, which represented approximately 35.9% and 12.1% of the growth in revenue, respectively. In structured finance, the continuing favorable interest rate environment led to strong growth in the issuance of U.S. residential mortgage-backed securities (RMBS), commercial mortgage-backed securities (CMBS) and collateralized debt obligations (CDOs). The growth in corporate finance ratings is attributable primarily to revenues from recurring fees for surveillance activities and customers on annual fee arrangements.
Over the past twelve months the Financial Services segment acquired Vista Research, Capital IQ and a majority interest in CRISIL Limited. These acquisitions are discussed in further detail in the consolidated review and Footnote 4 of the Consolidated Financial Statements for the period ended June 30, 2005.
Total U.S. structured finance new issue dollar volume increased 48.6%; solid growth was experienced across all asset classes. U.S. CDO issuance increased 94.4% according to Harrison Scott Publications. The U.S. CDO market was driven by stabilization of the asset class, improving credit quality, strong investor demand as well as an increase in new structures (customizations) and arbitrage opportunities. CMBS issuance through June 2005 was at record levels, driven by low interest rates and refinancing opportunities. U.S. RMBS issuance increased 51.1% according to Harrison Scott Publications with the growth driven by the low interest rate environment, rising home values as well as a proliferation of non-agency mortgage products which are commanding 55%-60% of total mortgage originations. Although U.S. RMBS issuance volumes have been strong overall, the number of issues increased only moderately leading to issue sizes that are substantially larger than last year. The Company had originally anticipated that RMBS issuance would decline approximately 15%-20% in 2005. Assuming no change in current market conditions such as a large and sudden rise in interest rates, no decline is anticipated in issuance versus last year’s levels. According to Securities Data, U.S. new issue dollar volume for corporate issuers for the six months ended June 30, 2005 decreased 11.5%, with investment grade issuance down 6.6% and high yield issuance down 33.2%. Strong cash flows, high cash balances, excess production capacity and the high level of refinancing activity which took place in 2004 have lessened the need for new debt financing. Public finance issuance increased due to accelerated refundings by municipalities as they took advantage of rising short-term rates coupled with stable long-term rates. Refundings are up nearly 45% over prior year, while new money issuance is down. International growth was also strong as the favorable trends of securitization, disintermediation and privatization continue. In Europe, issuance levels rose 29.3% in the first six months of 2005 with strong growth in issuance in structured finance, which experienced solid growth in mortgage-backed securities and CDOs. Corporate issuance in Europe was up reflecting strength in financial services as disintermediation continues and the interest rate environment remains positive.
Conditions in the financial services marketplace continue to show improvement. As a leading provider of independent equity research, the Financial Services segment benefited during the period from the increased demand resulting from the Global Research Settlement between the SEC and 12 large investment banks as well as non-settlement sources. Ten of those banks were required to be in compliance with the settlement requirements by August 1, 2004, with the remaining two subject to a later date.
Revenue related to Standard & Poor’s indices increased as assets under management for Exchange-Traded Funds rose 31.2% from June 30, 2004 to $118.2 billion as of June 30, 2005. Assets under management at December 31, 2004 were $113.7 billion.
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
In March 2005, the SEC voted to issue a rule proposal to define NRSROs. The SEC issued its proposed rule for public comment on April 19th. Standard & Poor’s submitted its comments on June 9th, largely supporting a more formal designation process and clear criteria, but without involving the SEC in the substance of the ratings process or in second-guessing rating opinions. In April 2005, Annette Nazareth, Director of the SEC’s Division of Market Regulation, testified before the Subcommittee on Capital Markets, Insurance and Government Sponsored Enterprises of the House Financial Services Committee on the SEC’s proposed rule and on the oversight framework. She also raised questions on the SEC’s authority over NRSROs. Following this hearing, Rep. Kanjorski asked the SEC to provide technical assistance on the specific authority the SEC would need to effectively oversee rating agencies. In June 2005, the SEC submitted an outline to Rep. Kanjorski of key issues to be addressed if Congress proceeds with legislation. Also in June 2005, Standard & Poor’s testified before the same House Subcommittee on H.R.2990, the “Credit Rating Agency Duopoly Relief Act”. This bill, proposed by Rep. Fitzpatrick on June 20th, would set up a mandatory licensing regime with the SEC for credit rating agencies. Standard & Poor’s objected to the bill for legal and policy reasons.
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
Information and Media Services Segment

		%
	Six Months	Increase/	Six Months
(millions of dollars)	2005	(Decrease)	2004

Revenue
Business-to-Business	$352.6	10.8	$318.1
Broadcasting	52.1	(1.1)	52.7

Total revenue	404.7	9.1	370.8

Operating profit	$18.4	(52.3)	$38.5

% Operating margin	5		10

In the first half of 2005, revenue grew by 9.1% or $33.9 million over the prior year. Operating profit decreased 52.3% compared to 2004. J.D. Power and Associates (JDPA), which was acquired on April 1, 2005, contributed $33.6 million in revenue and decreased the segment’s operating profits by $8.9 million for the six month period ended June 30, 2005, primarily due to acquisition related costs. The Business-to-Business and Broadcasting Groups were also both negatively impacted by the continued soft advertising market. Foreign exchange rates negatively impacted operating profit by $0.6 million and had no significant impact on revenue.
On April 1, 2005, the Company acquired JDPA, a privately held company. JDPA, founded in 1968 by J.D. Power III, is a leading provider of marketing information services for the global automotive industry and has established a strong and growing presence in several other important industries, including finance and insurance, healthcare, home building, telecommunications and energy. Its customer satisfaction ratings and market research are recognized worldwide as benchmarks for quality and independence. The company, which includes the Power Information Network, LLC, has 787 employees and operates globally in 12 locations.
The acquisition will enhance the Company’s growth prospects for its core business information platform by providing a new direct link to consumers, while also providing new collaborative opportunities with the Company’s leading franchises including BusinessWeek, Standard & Poor’s, Platts, McGraw-Hill Construction, Aviation Week and healthcare.

Revenue increased at the Business-to-Business Group compared to prior year primarily due to the acquisition of J.D. Power and Associates. Revenue in J.D. Power and Associates was driven by its U.S. client services businesses in the auto, telecommunications and insurance sectors. According to the Publishers Information Bureau (PIB), BusinessWeek’s advertising pages in the North America edition for the first six months of 2005 were down 10.1% with the same number of issues. Advertising pages were also down in the Europe and Asia editions in the first six months of 2005. According to the PIB, advertising pages in the technology category decreased 16.2%. Advertising growth for business publications is heavily dependent on the global technology sector. During the first six months of 2005, the Group also benefited from BusinessWeek SmallBiz, which was launched in the second quarter of 2004.
Platts’ news and pricing products experienced growth as a result of the increased need for market transparency due to the volatility of crude oil prices and as U.S. energy markets continued to be affected by natural gas supplies. Increased customer demand for news and pricing products added to the subscriber base. The resulting revenue is recognized over the life of the related product subscriptions. Conversely, increased competition in energy research and analytic products resulted in a decrease in that portion of the subscriber base adversely affecting results. The Aviation industry is beginning to show signs of economic recovery. The biennial Paris Air Show occurred in the second quarter of 2005, with no comparable event in 2004. Attendance and sponsorship was up when compared to the 2003 air show. However, the Singapore Air Show occurred in the first quarter of 2004 with no comparable event in 2005.
As of June 2005, total U.S. construction starts were up 5% versus prior year. Both residential building (up 9%) and non-building construction (up 9%) were higher than prior year, while U.S. nonresidential building was down 6%. Commercial construction was weak from lower manufacturing building, warehouse, hotel and office starts. Display advertising pages in construction publications increased. The McGraw-Hill Construction Network, a Web-based integrated product, continued to perform well, adding new customers to the subscriber base. The resulting revenue is recognized over the life of the related product subscription. In the first six months of 2005, the Business-to-Business Group continued to make investments in the McGraw-Hill Construction Network to strengthen its effectiveness and efficiency.
At the Broadcasting group, the improved ratings position of the ABC network could not fully offset the loss of political advertising in the first six months of 2005. The retailing, automotive, leisure time and services categories of advertisers contributed to growth while the consumer products category remained weak. The Broadcasting group was also negatively impacted by a reduction in network compensation. During the second quarter the Broadcasting Group negotiated affiliation agreements with the ABC network, which will result in a decrease in network compensation for 2005.
Liquidity and Capital Resources
The Company continues to maintain a strong financial position. The Company’s primary source of funds for operations is cash generated by operating activities. The Company’s core businesses have been strong cash generators. Income and consequently cash provided from operations during the year are significantly impacted by the seasonality of businesses, particularly educational publishing. This seasonality also impacts cash flow and related borrowing patterns. The Company’s cash flow is typically negative to neutral in the first half of the year and turns positive during the third and fourth quarters. Debt financing is used as necessary for acquisitions and for seasonal fluctuations in working capital. Cash and cash equivalents were $245.9 million at June 30, 2005, a decline of $434.7 million from December 31,

2004. The Company’s subsidiaries maintain cash balances at several financial institutions located throughout the world. These cash balances are subject to normal currency exchange fluctuations. At June 30, 2005 and 2004, the Company’s overseas cash balances totaled $263.5 million and $152.3 million, respectively. As a result of the American Jobs Creation Act of 2004, which was enacted on October 22, 2004, the Company is considering the repatriation of foreign earnings, in the latter part of 2005. This repatriation of funds is presently estimated to be between $175 million and $225 million at a tax advantaged Federal tax rate presently estimated to be about 3% after foreign tax credits. (see Note 13).
Cash Flow
Operating Activities: Cash provided by operations was $229.1 million for 2005, as compared to $28.2 million in 2004. The change in cash provided from operating activities is primarily a result of an increase in income taxes payable as a result of tax payments in 2004. Prepaid assets increased in 2004 as a result of a tax receivable which was received in 2005.
Accounts receivable (before reserves) increased $106.9 million from the prior year-end primarily from the seasonality of the educational business. This increase compares to a $30.9 million increase in 2004 from the prior year-end. Total inventories increased $106.8 million in 2005 as the Company prepares for its selling season. This increase compares to a $78.2 million increase in 2004. The increase in inventories and accounts receivable over prior year is primarily from the increase in adoption opportunities in 2005.
Income taxes payable increased by $106.2 million over the prior year-end. This increase compares to a $120.2 million decrease in 2004 as a result of higher-than-usual tax payments made in the first quarter of 2004, but accrued at December 31, 2003. These payments are attributable to the gain on the sale of the Company’s 45% equity investment in Rock-McGraw, Inc. and a large international tax payment. Also included in the operating cash flow for the six months ended June 30, 2004 is a $20.0 million non-cash reduction of the Company’s accrued income tax liability (see Note 12). The increase in 2005 income taxes payable is primarily due to the increase in the provision of taxes payable on income from continuing operations.
Investing Activities: Cash used by investing activities was $591.6 million in the first half of 2005, compared to $109.6 million in 2004. The change over the prior year is primarily due to the payments related to acquisitions in 2005.
Purchases of property and equipment totaled $43.8 million in 2005 compared with $39.0 million in 2004. 2005 spending primarily relates to investments in the Company’s distribution centers and facilities and technology related equipment. 2004 spending related primarily to the facilities consolidation at London’s Canary Wharf, which occurred in the first quarter of 2004. For 2005, capital expenditures are expected to be approximately $130 million.
Additions to technology projects totaled $6.0 million in the first half of 2005 compared with $6.6 million in 2004. For 2005, additions to deferred technology projects are expected to be approximately $30 million.
Net prepublication costs increased by $27.4 million at June 30, 2005, as spending outpaced amortization. Prepublication investment totaled $109.9 million as of June 30, 2005, $5.0 million more than the same period in 2004 reflecting the significant adoption opportunities in 2005 and beyond. Prepublication spending for 2005 is expected to increase to approximately $270 million as the Company begins to ramp up spending to reflect the significant adoption opportunities in key states in 2005 and beyond.

Financing Activities: Cash used by financing activities was $55.5 million as of June 30, 2005 compared to $227.0 million in 2004. The difference is primarily attributable to the increase in net commercial paper borrowings, as a result of recent acquisitions, the increased adoption opportunities and the increase in the repurchase of treasury shares. On a settlement basis, cash was utilized to repurchase approximately 8.7 million of treasury shares for $383.9 million in 2005. Shares repurchased under the repurchase program were used for general corporate purposes, including the issuance of shares for stock compensation plans and to offset the dilutive effect of the exercise of employee stock options.
Commercial paper borrowings at June 30, 2005 totaled $384.8 million. There were no commercial paper borrowings as of June 30, 2004. The Company has a five-year revolving credit facility agreement of $1.2 billion that expires on July 20, 2009. The Company pays a facility fee of seven basis points on the credit facility whether or not amounts have been borrowed, and borrowings may be made at a spread of 13 basis points above the prevailing LIBOR rates. This spread increases to 18 basis points for borrowings exceeding 50% of the total capacity available under the facility. On July 5, 2005, the Company amended its credit facility to implement a materiality threshold for determining whether the effects of acquisitions and dispositions are included in the financial calculation for covenant reporting. The amended facility contains certain covenants, and the only financial covenant requires that the Company not exceed indebtedness to cash flow ratio, as defined, of 4 to 1 at any time. This restriction has never been exceeded. There were no borrowings under this agreement as of June 30, 2005 and 2004.
The Company also has the capacity to issue Extendible Commercial Notes (ECNs) of up to $240 million. ECNs replicate commercial paper, except that the Company has an option to extend the note beyond its initial redemption date to a maximum final maturity of 390 days. However, if exercised, such an extension is at a higher reset rate, which is at a predetermined spread over LIBOR and is related to the Company’s commercial paper rating at the time of extension. As a result of the extension option, no backup facilities for these borrowings are required. As is the case with commercial paper, ECNs have no financial covenants. There were no ECNs outstanding at June 30, 2005 and 2004.
Under the shelf registration that became effective with the Securities and Exchange Commission in 1990, an additional $250 million of debt securities can be issued.
On April 27, 2005, the Company’s Board of Directors approved a two-for-one stock split of the Company’s common stock that was effected in the form of a 100 percent stock dividend to shareholders of record on May 6, 2005. The Company’s shareholders received one additional share for each share in their possession on that date. This did not change the proportionate interest a shareholder maintains in the Company. The additional shares were distributed on May 17, 2005.
On January 26, 2005, the Board of Directors approved an increase of 10% in the quarterly common stock dividend from $0.15 to $0.165 per share on a post-split basis.
On January 29, 2003, the Board of Directors approved a new stock repurchase program authorizing the purchase of up to 30 million additional shares (post-split), which was approximately 7.8% of the total shares of the Company’s outstanding common stock. The repurchased shares may be used for general corporate purposes, including the issuance of shares in connection with the exercise of employee stock options. Purchases under this program may be made from time to time on the open market and in private transactions depending on market conditions. On a trade date basis, the Company repurchased 9.2 million shares for $405.5 million in 2005 at an average price of approximately $44.07 per share on a post-split basis. Approximately 21.4 million shares on a post-split basis have been repurchased for $882.8 million at an average price of $41.16 under this program through June 30, 2005.
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
The Company has naturally hedged positions in most countries with a local currency perspective with offsetting assets and liabilities. The gross amount of the Company’s foreign exchange balance sheet exposure from operations is $163.5 million as of June 30, 2005. Management has estimated using an undiversified value at risk analysis with 95% certainty that the foreign exchange gains and losses should not exceed $18.4 million over the next year based on the historical volatilities of the portfolio.
The Company’s net interest expense is sensitive to changes in the general level of U.S. interest rates. Based on average debt and investments outstanding over the past six months, the following is the projected annual impact on interest expense on current operations:

Percent change in interest rates	Projected annual impact on operations
(+/-)	(millions)
1%	$2.8 million
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
As of June 30, 2005, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the U.S. Securities Exchange Act of 1934). Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2005.
Other Matters
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information on purchases made by the Company of its outstanding common stock during the second quarter of 2005 pursuant to the stock repurchase program authorized on January 29, 2003 by the Board of Directors (column c). The stock repurchase program authorizes the purchase of up to 30 million additional shares (post-split), which was approximately 7.8% of the total shares of the Company’s outstanding common stock as of January 29, 2003. The repurchase program has no expiration date. The repurchased shares may be used for general corporate purposes, including the issuance of shares in connection with the exercise of employee stock options. Purchases under this program may be made from time to time on the open market and in private transactions, depending on market conditions. In addition to purchases under the 2003 stock repurchase program, the number of shares in column (a) include; 1) shares of common stock that are tendered to the Registrant to satisfy the employees’ tax withholding obligations in connection with the vesting of awards of restricted performance shares (such shares are repurchased by the Registrant based on their fair market value on the vesting date), and 2) shares of the Registrant deemed surrendered to the Registrant to pay the exercise price and to satisfy the employees’ tax withholding obligations in connection with the exercise of employee stock options. There were no other share repurchases outside the above stock repurchase program.

			(c)Total Number of	(d) Maximum Number
			Shares Purchased as	of Shares that may
	(a)Total Number of		Part of Publicly	yet be Purchased
	Shares Purchased	(b)Average Price	Announced Programs	Under the Programs
Period	(in millions)	Paid per Share	(in millions)	(in millions)
(Apr. 1 — Apr. 30, 2005)	0.1	$43.33	—	10.6
(May 1 — May 31, 2005)	—	—	—	10.6
(June 1 — June 30, 2005)	2.1	$44.01	2.0	8.6
Total — Qtr	2.2	$43.97	2.0	8.6

Item 4. Submission of Matters to a Vote of Security Holders
(a)	The 2005 Annual Meeting of Shareholders of the Registrant was held on April 27, 2005.

(b)	The following nominees, having received the FOR votes set forth opposite their respective names, constituting a plurality of the votes cast at the Annual Meeting for the election of Directors, were duly elected Directors of the Registrant:

DIRECTOR	FOR	WITHHOLD AUTHORITY
Sir Winfried F.W. Bischoff	103,155,079	56,674,360
Douglas N. Daft	104,798,292	55,031,147
Linda Koch Lorimer	100,294,229	59,535,210
Harold McGraw III	109,356,052	50,473,387
The terms of office of the following directors continued after the meeting:

Pedro Aspe, Robert P. McGraw, Hilda Ochoa-Brillembourg, James H. Ross, Edward B. Rust, Jr., Kurt L. Schmoke and Sidney Taurel.

(c)	Shareholders approved the Key Executive Short-Term Incentive Compensation Plan. The vote was 129,350,895 shares FOR and 12,607,176 shares AGAINST, with 1,383,860 shares abstaining and 16,487,508 broker non-votes.

(d)	Shareholders approved the increase in authorized Common Stock to 600,000,000 shares from 300,000,000 shares. The vote was 144,007,873 shares FOR and 14,667,204 shares AGAINST, with 1,154,362 shares abstaining.

(e)	Shareholders ratified the appointment of Ernst & Young LLP as independent auditors for the Registrant and its subsidiaries for 2005. The vote was 152,085,973 shares FOR and 6,687,732 shares AGAINST, and 1,055,734 shares abstaining.

(f)	The shareholder proposal requesting a shareholder vote on “poison pills” received the following number of votes: 102,239,530 shares FOR and 39,379,376 shares AGAINST, with 1,723,026 shares abstaining and 16,487,507 broker non-votes.
Item 6. Exhibits
(3)	Restated Certificate of Incorporation of the Registrant

(10)	First Amendment, dated as of July 5, 2005, to the Five-Year Credit Agreement, dated as of July 20, 2004, among the Registrant, the several banks and other financial institutions from time to time parties thereto, and JP Morgan Chase Bank, N.A., as administrative agent.

(12)	Computation of Ratio of Earnings to Fixed Charges

(15)	Letter on Unaudited Interim Financials

(31.1)	Quarterly Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Quarterly Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Quarterly Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MCGRAW-HILL COMPANIES, INC.

Date: July 29, 2005	By	/s/ Robert J. Bahash
Robert J. Bahash
Executive Vice President
and Chief Financial Officer

Date: July 29, 2005	By	/s/ Kenneth M. Vittor

Kenneth M. Vittor
Executive Vice President
and General Counsel

Date: July 29, 2005	By	/s/ Talia M. Griep

Talia M. Griep
Corporate Controller
and Senior Vice President,
Global Business Services