Form 10-Q
period 2005-09-30
MCGRAW-HILL COMPANIES INC
filed 2005-10-28
CIK 64040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005
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
YES ☑                      NO ☐
On October 14, 2005 there were approximately 374.9 million shares of common stock (par value $1.00 per share) outstanding.

The McGraw-Hill Companies, Inc.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
of The McGraw-Hill Companies, Inc.
We have reviewed the consolidated balance sheet of The McGraw-Hill Companies, Inc., as of September 30, 2005, and the related consolidated statements of income for the three-month and nine-month periods ended September 30, 2005 and 2004, and the consolidated statements of cash flows for the nine-month periods ended September 30, 2005 and 2004. These financial statements are the responsibility of the Company’s management.
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
Ernst & Young LLP
October 26, 2005

Part I
Financial Information
Item 1. Financial Statements
The McGraw-Hill Companies, Inc.
Consolidated Statement of Income
Periods Ended September 30, 2005 and 2004

	Three Months		Nine Months
(in thousands, except per share data)	2005	2004	2005	2004
Revenue (Note 3)
Product	$1,157,285	$1,048,476	$2,124,074	$1,913,435
Service	819,756	674,400	2,338,250	1,975,270

Total revenue	1,977,041	1,722,876	4,462,324	3,888,705
Expenses
Operating related expense
Product	444,205	419,875	942,533	855,915
Service	277,798	229,288	784,638	674,047

Total operating related expense	722,003	649,163	1,727,171	1,529,962
Selling and general expense
Product	318,792	292,818	773,276	713,899
Service	294,312	232,618	809,020	681,632

Total selling and general expense	613,104	525,436	1,582,296	1,395,531
Depreciation	26,299	22,188	77,136	67,376
Amortization of intangibles	12,438	9,173	32,877	22,812

Total expenses	1,373,844	1,205,960	3,419,480	3,015,681

Other income-net	6,758	—	6,758	—

Income from operations	609,955	516,916	1,049,602	873,024

Interest expense	2,808	1,867	7,018	5,765

Income from continuing operations before taxes on income	607,147	515,049	1,042,584	867,259
Provision for taxes on income (Note 12)	225,858	190,568	387,590	300,886

Income from continuing operations	381,289	324,481	654,994	566,373
Discontinued operations (Note 4):
Juvenile retail publishing business	—	—	—	(931)
Income tax benefit	—	—	—	(344)

Loss from discontinued operations	—	—	—	(587)

Net income (Notes 1 and 2)	$381,289	$324,481	$654,994	$565,786

Basic earnings per common share
Income from continuing operations	$1.02	$0.86	$1.75	$1.49
Net income	$1.02	$0.86	$1.75	$1.49
Diluted earnings per common share
Income from continuing operations	$1.00	$0.85	$1.71	$1.47
Net income	$1.00	$0.85	$1.71	$1.47
Average number of common shares outstanding: (Notes 7 and 9)
Basic	373,552	378,760	375,318	379,788
Diluted	381,163	384,112	382,615	385,522
See accompanying notes.

The McGraw-Hill Companies, Inc.
Consolidated Balance Sheet

	Sept. 30,	Dec. 31,	Sept. 30,
(in thousands)	2005	2004	2004
ASSETS

Current assets:
Cash and equivalents	$466,635	$680,623	$423,763
Accounts receivable (net of allowance for doubtful accounts and sales returns) (Note 5)	1,361,530	1,002,408	1,178,500
Inventories (Note 5)	369,228	327,781	340,767
Deferred income taxes	267,867	258,157	241,272
Prepaid and other current assets	116,822	157,153	115,499

Total current assets	2,582,082	2,426,122	2,299,801

Prepublication costs (net of accumulated amortization) (Note 5)	422,376	428,205	399,756

Investments and other assets:
Prepaid pension expense (Note 10)	291,599	299,792	296,616
Other	187,656	220,611	216,543

Total investments and other assets	479,255	520,403	513,159

Property and equipment — at cost	1,266,248	1,195,792	1,164,650
Less — accumulated depreciation	752,918	682,726	677,731

Net property and equipment	513,330	513,066	486,919

Goodwill and other intangible assets (Note 4):
Goodwill — net	1,661,266	1,505,340	1,478,265
Copyrights — net	216,041	228,502	232,469
Other intangible assets — net	482,812	219,643	248,007

Net goodwill and intangible assets	2,360,119	1,953,485	1,958,741

Total assets	$6,357,162	$5,841,281	$5,658,376

See accompanying notes.

The McGraw-Hill Companies, Inc.
Consolidated Balance Sheet

	Sept. 30,	Dec. 31,	Sept. 30,
(in thousands)	2005	2004	2004
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Notes payable	$4,106	$4,613	$5,278
Accounts payable	263,068	318,301	266,984
Accrued royalties	102,221	103,844	95,573
Accrued compensation and contributions to retirement plans (Note 10)	428,960	411,330	366,344
Income taxes currently payable	222,008	78,776	222,590
Unearned revenue	816,794	719,948	659,408
Deferred gain on sale leaseback (Note 11)	7,516	7,516	7,516
Other current liabilities	331,247	302,626	331,004

Total current liabilities	2,175,920	1,946,954	1,954,697

Other liabilities:
Long-term debt (Note 6)	345	513	375
Deferred income taxes	321,572	232,081	181,360
Accrued postretirement healthcare and other benefits (Note 10)	160,938	164,021	165,398
Deferred gain on sale leaseback (Note 11)	191,603	197,267	199,179
Other non-current liabilities	343,197	315,932	287,364

Total other liabilities	1,017,655	909,814	833,676

Total liabilities	3,193,575	2,856,768	2,788,373

Commitments and contingencies (Note 13)

Shareholders’ equity (Notes 7 and 8):
Capital stock	411,709	205,855	205,854
Additional paid-in capital	2	113,843	113,610
Retained income	4,071,577	3,680,852	3,547,843
Accumulated other comprehensive income	(51,680)	(32,255)	(54,361)

	4,431,608	3,968,295	3,812,946

Less — common stock in treasury-at cost	1,244,544	963,751	917,788
Unearned compensation on restricted stock	23,477	20,031	25,155

Total shareholders’ equity	3,163,587	2,984,513	2,870,003

Total liabilities and shareholders’ equity	$6,357,162	$5,841,281	$5,658,376

See accompanying notes.

The McGraw-Hill Companies, Inc.
Consolidated Statement of Cash Flows
For the Nine Months Ended September 30, 2005 and 2004

(in thousands)	2005	2004
Cash flows from operating activities
Net income	$654,994	$565,786
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	77,136	67,466
Amortization of intangibles	32,877	22,812
Amortization of prepublication costs	179,642	218,164
Provision for losses on accounts receivable	16,474	9,389
Other	9,805	6,624
Changes in assets and liabilities net of effect of acquisitions and dispositions:
(Increase) in accounts receivable	(373,412)	(288,849)
(Increase) in inventories	(41,952)	(43,641)
Decrease/(Increase) in prepaid and other current assets	48,146	(42,941)
(Decrease) in accounts payable and accrued expenses	(51,263)	(40,320)
Increase in unearned revenue	82,639	65,759
Increase in other current liabilities	28,030	926
Increase in interest and income taxes currently payable	180,163	15,048
Net change in deferred income taxes	(6,050)	(16,574)
Net change in other assets and liabilities	60,041	13,557

Cash provided by operating activities	897,270	553,206

Investing activities

Investment in prepublication costs	(176,539)	(162,038)
Purchases of property and equipment	(72,684)	(90,510)
Acquisition of businesses and equity interests	(455,217)	(298,896)
Disposition of property, equipment and businesses	128,332	45,679
Additions to technology projects	(11,886)	(8,589)

Cash (used for) investing activities	(587,994)	(514,354)

Financing activities
(Payments) on short-term debt — net	(11,535)	(21,698)
Dividends paid to shareholders	(184,202)	(171,138)
Repurchase of treasury shares	(444,288)	(269,088)
Exercise of stock options	132,294	154,698
Other	(148)	(239)

Cash (used for) financing activities	(507,879)	(307,465)

Effect of exchange rate changes on cash	(15,385)	(3,215)

Net change in cash and equivalents	(213,988)	(271,828)
Cash and equivalents at beginning of period	680,623	695,591

Cash and equivalents at end of period	$466,635	$423,763

See accompanying notes.

The McGraw-Hill Companies, Inc.
Notes to Consolidated Financial Statements
1.	Basis of Presentation

The financial information in this report has not been audited, but in the opinion of management all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly such information have been included. The operating results for the three and nine months ended September 30, 2005 and 2004 are not necessarily indicative of results to be expected for the full year due to the seasonal nature of some of the Company’s businesses. The financial statements included herein should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

In December 2002, The FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of SFAS No. 123.” This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation, and requires additional disclosures in interim and annual financial statements. The disclosure in interim periods requires pro forma net income and net income per share as if the Company adopted the fair value method of accounting for stock-based awards. Pro forma net income and earnings per share primarily reflecting compensation cost for the fair value of stock options were as follows:

	Three Months		Nine Months
(in thousands except earnings per share data)	2005	2004	2005	2004
Net income, as reported	$381,289	$324,481	$654,994	$565,786
Stock-based compensation cost included in net income, net of tax	9,154	9,046	17,812	15,345
Fair value of stock based compensation cost, net of tax	(20,766)	(19,171)	(54,358)	(46,465)

Pro forma net income	$369,677	$314,356	$618,448	$534,666

Basic earnings per common share as reported	$1.02	$0.86	$1.75	$1.49
Pro forma	$0.99	$0.83	$1.65	$1.41
Diluted earnings per common share as reported	$1.00	$0.85	$1.71	$1.47
Pro forma	$0.97	$0.82	$1.62	$1.39
Basic weighted average shares outstanding	373,552	378,760	375,318	379,788
Diluted weighted average shares outstanding	381,163	384,112	382,615	385,522

The McGraw-Hill Companies, Inc.
Notes to Consolidated Financial Statements
The weighted average fair value of options granted during the nine months ended September 30, 2005 and 2004 was $8.88 and $6.39, respectively. The fair value of each option grant was estimated on the date of the grant using a lattice option-pricing model in 2005 and the Black-Scholes option-pricing model in 2004, using the following assumptions:

	2005	2004
Risk free average interest rate	1.99 — 4.64%	3.3%
Dividend yield	1.6%	1.6%
Volatility	16 — 24%	15.0%
Expected life (years)	0.5 — 6.8	5.0
2.	Comprehensive Income

The following table is a reconciliation of the Company’s net income to comprehensive income for the three and nine month periods ended September 30:

	Three Months		Nine Months
(in thousands)	2005	2004	2005	2004
Net income	$381,289	$324,481	$654,994	$565,786
Other comprehensive income / (loss):
Foreign currency translation adjustments	3,667	11,168	(19,425)	15,163

Comprehensive income	$384,956	$335,649	$635,569	$580,949

3.	Segment and Related Information

The Company has three reportable segments: McGraw-Hill Education, Financial Services, and Information and Media Services. McGraw-Hill Education is one of the premier global educational publishers serving the elementary and high school, college and university, professional and international markets. In January 2004, the Company divested Landoll, Frank Schaffer and related juvenile retail publishing businesses, which were part of the McGraw-Hill Education segment. In accordance with SFAS No. 144, the Company reflected the results of these businesses as discontinued operations as of December 31, 2003 (See Note 4). The Financial Services segment operates under the Standard & Poor’s brand and provides credit ratings, evaluation services, and analyses globally on corporations, financial institutions, securitized and project financings, and local, state and sovereign governments. Financial Services provides a wide range of analytical and data services for investment managers and investment advisors globally. In September 2005, the Company divested its Corporate Value Consulting (CVC) business, which was formerly part of the Financial Services segment (see Note 4). During the first nine months of 2005, the Company acquired Vista Research and an additional 49.07% investment in CRISIL Limited. The assets of these acquisitions total approximately $115 million. These acquisitions are included as part of the Financial Services segment. The assets of these acquisitions are not considered material to the Company. The Information and Media Services (IMS) segment includes business and professional media offering information, insight and analysis. Included in the results of the IMS segment are the results of J.D. Power and Associates which was acquired on April 1, 2005 (see Note 4). The assets acquired in this acquisition

The McGraw-Hill Companies, Inc.
Notes to Consolidated Financial Statements
totaled approximately $520 million. J.D. Power and Associates assets are not considered material to the Company.
In accordance with Emerging Issues Task Force Issue 00-10, “Accounting for Shipping and Handling Fees and Costs,” all amounts billed to customers in a sales transaction for shipping and handling are classified as revenue. All prior periods have been reclassified to comply with the classification guidelines of this issue.
Operating profit by segment is the primary basis for the chief operating decision maker of the Company, the Executive Committee, to evaluate the performance of each segment. A summary of operating results by segment for the three and nine months ended September 30, 2005 and 2004 follows:

	2005		2004
(in thousands)		Operating		Operating
Three Months	Revenue	Profit	Revenue	Profit
McGraw-Hill Education	$1,142,331	$380,847	$1,032,318	$323,255
Financial Services	605,751	251,945	502,799	202,022
Information and Media Services	228,959	12,437	187,759	23,808

Total operating segments	1,977,041	645,229	1,722,876	549,085
General corporate expense	—	(35,274)	—	(32,169)
Interest expense	—	(2,808)	—	(1,867)

Total Company	$1,977,041	$607,147 *	$1,722,876	$515,049 *

* Income from continuing operations before taxes on income.

	2005		2004
(in thousands)		Operating		Operating
Nine Months	Revenue	Profit	Revenue	Profit
McGraw-Hill Education	$2,078,278	$373,764	$1,866,193	$311,514
Financial Services	1,750,398	732,743	1,463,906	590,066
Information and Media Services	633,648	30,791	558,606	62,300

Total operating segments	4,462,324	1,137,298	3,888,705	963,880
General corporate expense	—	(87,696)	—	(90,856)
Interest expense	—	(7,018)	—	(5,765)

Total Company	$4,462,324	$1,042,584 *	$3,888,705	$867,259 *

* Income from continuing operations before taxes on income.
4.	Acquisitions and Dispositions

Acquisitions: During the first nine months of 2005, the Company paid approximately $455.0 million for several acquisitions principally Vista Research, Inc. and J.D. Power and Associates and an additional 49.07% investment in CRISIL Limited. The excess of the purchase price over the net assets acquired for these acquisitions was preliminarily allocated to goodwill and other intangibles in the amount of $244.1 million and $288.8 million, respectively. These acquisitions are discussed in further detail below.

On June 1, 2005, the Company became the majority shareholder of CRISIL Limited (CRISIL), a leading provider of credit ratings, financial news and risk and policy advisory services in India.

The McGraw-Hill Companies, Inc.
Notes to Consolidated Financial Statements
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
The acquisition enhances our growth prospects for our core business information platform by providing a new direct link to consumers, while also providing new collaborative opportunities with our leading franchises including BusinessWeek, Platts, McGraw-Hill Construction and Aviation Week. J.D. Power and Associates is now part of the Information and Media Services (IMS) segment.
Dispositions: On September 30, 2005, the Company sold its Corporate Value Consulting (CVC) business, the valuation services unit of the Financial Services segment. This business was selected for divestiture as it no longer fit within the Company’s strategic plans. The divestiture of CVC will enable the Financial Services segment to focus on its core business of providing independent research, ratings, data indices and portfolio services. The Company recognized a pre-tax gain of $6.8 million ($4.2 million after-tax, or 1 cent per diluted share).
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

The McGraw-Hill Companies, Inc.
Notes to Consolidated Financial Statements
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

5.	Allowances, Inventories and Accumulated Amortization of Prepublication Costs

The allowances for doubtful accounts and sales returns, the components of inventory and the accumulated amortization of prepublication costs were as follows:

	Sept. 30,	Dec. 31,	Sept. 30,
(in thousands)	2005	2004	2004
Allowance for doubtful accounts	$76,299	$80,570	$85,001

Allowance for sales returns	$202,216	$178,128	$201,846

Inventories:
Finished goods	$337,198	$292,693	$312,841
Work-in-process	15,822	15,255	7,792
Paper and other materials	16,208	19,833	20,134

Total inventories	$369,228	$327,781	$340,767

Accumulated amortization of prepublication costs	$960,014	$1,074,645	$1,040,433

6.	Debt

A summary of long-term debt follows:

	Sept. 30,	Dec. 31,	Sept. 30,
(in thousands)	2005	2004	2004
Total long-term debt	$345	$513	$375

There were no commercial paper borrowings as of September 30, 2005 and 2004.
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
On July 5, 2005, the Company amended its credit facility to implement a materiality threshold for determining whether the effects of acquisitions and dispositions are included in the financial calculations for covenant reporting. The amended facility contains certain covenants

The McGraw-Hill Companies, Inc.
Notes to Consolidated Financial Statements
and the only financial covenant requires that the Company not exceed indebtedness to cash flow ratio, as defined of 4 to 1 at any time. This restriction has never been exceeded. There were no borrowings under the amended facility as of September 30, 2005 and 2004.

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

The number of common shares reserved for issuance for employee stock plan awards and under the Director Deferred Stock Ownership Plan, were as follows:

	Sept. 30,	Dec. 31,	Sept. 30,
(in thousands)	2005	2004	2004
Stock based awards	62,601	64,396	65,356

The number of common shares issued upon exercise of stock based awards were as follows:

(in thousands)
Stock based awards exercised	6,170	10,176	6,404

8.	Cash Dividends

Cash dividends per share have been restated to reflect the two-for-one stock split announced April 27, 2005 and effective May 17, 2005 to shareholders of record on May 6, 2005.

Cash dividends per share declared during the three and nine months ended September 30, 2005 and 2004 were as follows:

	Three Months		Nine Months
	2005	2004	2005	2004
Common stock	$0.165	$0.150	$0.495	$0.450

The McGraw-Hill Companies, Inc.
Notes to Consolidated Financial Statements
9.	Common Shares Outstanding

A reconciliation of the number of shares used for calculating basic earnings per common share and diluted earnings per common share for the three and nine months ended September 30, 2005 and 2004 follows:

	Three Months		Nine Months
(in thousands)	2005	2004	2005	2004
Average number of common shares outstanding	373,552	378,760	375,318	379,788
Effect of stock options and other diluted securities	7,611	5,352	7,297	5,734

Average number of common shares outstanding including effect of dilutive securities	381,163	384,112	382,615	385,522

Restricted performance shares outstanding at September 30, 2005 and 2004 of 1,444,000 and 1,528,000 were not included in the computation of diluted earnings per common share because the necessary vesting conditions have not yet been met.

10.	Retirement Plans and Postretirement Healthcare and Other Benefits

A summary of net periodic benefit cost for the Company’s defined benefit plans and postretirement healthcare and other benefits for the three and nine months ended September 30, 2005 and 2004 is as follows:

(in thousands)	Three Months		Nine Months
Defined Benefit Plans	2005	2004	2005	2004
Service cost	$12,222	$10,365	$36,667	$31,796
Interest cost	15,010	13,817	45,029	41,132
Expected return on plan assets	(22,167)	(24,346)	(66,502)	(73,409)
Amortization of prior service cost	83	117	250	281
Recognized net actuarial loss	1,422	131	4,265	391

Net periodic benefit cost	$6,570	$84	$19,709	$191

(in thousands)	Three Months		Nine Months
Postretirement Healthcare and Other Benefits	2005	2004	2005	2004
Service cost	$541	$641	$1,491	$1,786
Interest cost	1,787	1,951	6,435	7,467
Amortization of prior service cost	(350)	(594)	(882)	(1,781)

Net periodic benefit cost	$1,978	$1,998	$7,044	$7,472

Effective January 1, 2005 the Company changed its expected rate of return on plan assets to 8.0% from 8.75% for its U.S. retirement plans. The expected rate of return on plan assets is based on a market-related value of assets, which recognizes changes in market value over five years. Additionally, effective January 1, 2005, the Company changed its

The McGraw-Hill Companies, Inc.
Notes to Consolidated Financial Statements
discount rate assumptions on its U.S. retirement plans to 5.75% from 6.25% in 2004. The effect of these changes on pension expense for the three and nine months ended September 30, 2005 was an increase in expense of $3.8 million pretax and $11.3 million pretax, respectively. On a post-split basis, the per share impact for the quarter was approximately a half cent per diluted share, and for the nine months ended September 30, 2005, the increase in expense was approximately two cents per diluted share. There has been no significant change in the Company’s required contributions to the above plans from what was disclosed in the Company’s 2004 consolidated financial statements.

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

The Company remains an anchor tenant of what continues to be known as The McGraw-Hill Companies building and will continue to lease space from Rock-McGraw, Inc., under an existing lease. As of December 31, 2004, the Company had a lease for approximately 17% of the building space for approximately 15 years, which is being accounted for as an operating lease. Pursuant to sale leaseback accounting rules, as a result of the Company’s continued involvement, a gain of approximately $212.3 million ($126.3 million after-tax) was deferred and will be amortized over the remaining lease term as a reduction in rent expense. Information relating to the sale-leaseback transaction for the three and nine months ended September 30, 2005 and 2004 is as follows:

	Three Months		Nine Months
(in millions)	2005	2004	2005	2004
Reduction in rent expense	$(4.2)	$(4.3)	$(12.6)	$(12.9)
Interest expense	2.3	2.5	7.0	7.3
12.	Income Taxes

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

Significant judgment is required in determining the Company’s effective tax rate and in evaluating the Company’s tax position. The Company establishes reserves when, despite its belief that the tax return positions are meritorious, it believes that it is probable that certain positions may be challenged and if challenged, may have to be compromised or could result in assessments. Based on an evaluation of the Company’s tax positions, the Company believes that it is appropriately accrued under SFAS No. 5, “Accounting for Contingencies” for all probable and estimable expenses. All periods presented utilized these same basic assumptions. The Company adjusts these reserves in light of changing facts and circumstances. The effective tax rate includes the impact of reserve provisions and changes to reserves that the Company considers appropriate.

The McGraw-Hill Companies, Inc.
Notes to Consolidated Financial Statements
The effective tax rate for the first nine months of 2005 of approximately 37.2% is a weighted blend of the rates for the first, second and third quarters of 2005; 37.0%, 37.2% and 37.2% respectively. The Company has completed various federal, state and local, and foreign tax audit cycles and, in the first quarter of 2004, accordingly removed approximately $20.0 million from its accrued income tax liability accounts. This non-cash item resulted in a reduction to the overall effective tax rate for continuing operations for the first nine months of 2004 from 37.0% to 34.7%. The Company remains subject to federal audits for 2002 and subsequent years, and to state and local and foreign tax audits for a variety of open years dependent upon the jurisdiction in question.

13.	Commitments and Contingencies

A writ of summons was served on The McGraw-Hill Companies, SRL and on The McGraw-Hill Companies, SA (both indirect subsidiaries of the Registrant) on September 29, 2005 and October 7, 2005, respectively, in an action brought in the tribunal of Milan, Italy by Enrico Bondi (“Bondi”), the Extraordinary Commissioner of Parmalat Finanziaria S.p.A. and Parmalat S.p.A. (collectively, “Parmalat”). Bondi has brought numerous other lawsuits in both Italy and the United States against entities and individuals who had dealings with Parmalat. In this suit, Bondi claims that Standard & Poor’s, which had issued investment grade ratings of Parmalat until shortly before Parmalat’s collapse in December 2003, breached its duty to issue an independent and professional rating and negligently and knowingly assigned inflated ratings in order to retain Parmalat’s business. Alleging joint and several liability, Bondi claims damages of Euros 4,073,984,120 (representing the value of bonds issued by Parmalat and the rating fees paid by Parmalat) with interest, plus damages to be ascertained for Standard & Poor’s alleged complicity in aggravating Parmalat’s financial difficulties and/or for having contributed in bringing about Parmalat’s indebtedness towards its bondholders, and legal fees. The Registrant believes that Bondi’s allegations and claims for damages lack legal or factual merit and intends to vigorously contest the action.

14.	Recently Issued Accounting Standards

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

The McGraw-Hill Companies, Inc.
Notes to Consolidated Financial Statements
first fiscal year beginning after June 15, 2005. The Company is required to adopt Statement 123(R) beginning January 1, 2006.
The Company is required to apply Statement 123(R) using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the date of adoption for the portion of outstanding awards, for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under Statement 123 for pro forma disclosures. For periods before the date of adoption, the Company may elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by Statement 123. The Company has elected to implement Statement 123(R) prospectively and is currently evaluating the impact of the statement.
On December 21, 2004, the FASB issued FASB Staff Position (FSP) No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (FSP 109-2). FSP 109-2 provides guidance under FASB Statement No. 109, “Accounting for Income Taxes,” with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the Jobs Act) on enterprises’ income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB Statement No. 109. The Company is considering the repatriation of foreign earnings in the fourth quarter. This repatriation of funds is presently estimated to be between $200 million and $230 million. The Company expects that the incremental income tax on the repatriation will be approximately $10 million and dilute earnings per share by approximately $0.03 in the fourth quarter of 2005. As the Company has not yet fully completed evaluating the impact of the repatriation provisions, as provided for in FSP 109-2, the Company has not adjusted its tax expense or deferred tax liability.

\

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations — Comparing Three Months Ended September 30, 2005 and 2004
Consolidated Review
The Segment Review that follows is incorporated herein by reference.
Revenue and Operating Profit

	Third		Third
	Quarter	%	Quarter
(millions of dollars)	2005	Increase	2004

Revenue	$1,977.0	14.8	$1,722.9

Operating profit*	645.2 (a)	17.5	549.1

% Operating margin	32.6		31.9

*	Operating profit is income from continuing operations before taxes on income, interest expense and corporate expense.

(a)	Includes a $6.8 million pre-tax gain on the sale of Corporate Value Consulting
In the third quarter of 2005, the Company achieved growth in revenue and operating profit of 14.8% and 17.5%, respectively. The increase in revenue is primarily attributable to growth in the McGraw-Hill Education and Financial Services segments, which contributed $110.0 million and $103.0 million to the growth in revenue, respectively. The acquisition of J.D. Power and Associates also contributed $51 million to revenue growth. The quarter reflects the seasonal nature of the Company’s educational publishing operations, with the third quarter being the most significant. Foreign exchange rates contributed $3.5 million to revenue and negatively impacted income from continuing operations by $2.7 million during the third quarter.
On September 30, 2005, the Company sold its Corporate Value Consulting (CVC) business, the valuation services unit of the Financial Services Segment. The sale resulted in a $6.8 million pre-tax gain, 1 cent per diluted share. The divestiture of CVC is consistent with the Financial Services segment’s strategy of directing resources to those businesses which have the best opportunities to achieve both significant financial growth and market leadership. The divestiture will enable the Financial Services segment to focus on its core business of providing independent research, ratings, data, indices and portfolio services.
During 2005 and the last half of 2004 the Company made several acquisitions to add new capabilities. These acquisitions which are discussed in further detail in Footnote 4 of the Consolidated Financial Statements are as follows:
•	CRISIL Limited: The Company acquired a majority ownership of CRISIL Limited (CRISIL), a leading provider of credit ratings, financial news and risk and policy advisory services in India on June 1, 2005. CRISIL is now part of the Financial Services segment.

•	Vista Research, Inc: The Company acquired Vista Research, Inc., a leading provider of primary research on April 1, 2005. Vista Research, Inc. is now part of the Financial Services segment.

•	J.D. Power and Associates (JDPA): The Company acquired JDPA, a leading provider of marketing information services for the global automotive industry that has established a strong and growing presence in several other important industries, including finance and insurance, healthcare, home building, telecommunications and energy on April 1, 2005. JDPA is now part of the Information and Media Services segment.

•	Capital IQ: The Company acquired Capital IQ, a leading provider of high-impact information solutions to the global investment and financial services communities on September 17, 2004. Capital IQ is now a unit of the Financial Services segment.

•	The Grow Network: The Company acquired The Grow Network, a leading provider of assessment reporting and customized content for states and large school districts across the country on July 16, 2004. The Grow Network is now part of the School Education Group.
During the third quarter of 2005, these acquisitions diluted earnings per share by one cent. The Company expects that these acquisitions will negatively affect diluted earnings per share in 2005 by $0.06 to $0.07 per share.
In 2005, the Company paid approximately $455 million for several acquisitions primarily, Vista Research, Inc., JDPA and a 49.07% additional investment in CRISIL Limited.
Product revenue increased 10.4% in the third quarter of 2005, due primarily to an increase in revenue in the School Education Group (SEG) as the Group benefited from the success of elementary and secondary products in the state adoption market. The quarter also reflects the seasonal nature of the Company’s educational publishing operations, with the third quarter being the most significant. Product operating margins increased 2.1 percentage points to 34.1% primarily due to product mix in SEG. Total product expenses increased only 7.1% on a 10.4% increase in revenue. Product operating related expenses, which include amortization of prepublication costs, increased only 5.8%. Amortization of prepublication costs decreased by $13.8 million or 12.2%, as compared with the third quarter of 2004, as a result of product mix and adoption cycles. Product related selling and general expenses increased only 8.9%, primarily due to increased selling and marketing costs associated with the School Education Group for major adoption opportunities in 2005 and 2006.
Service revenue increased 21.6% in the third quarter of 2005, due primarily to a 20.5% increase in revenue in the Financial Services segment and the acquisition of JDPA which contributed $51.0 million of revenue. Financial Services increased primarily due to the performance of structured finance ratings, corporate finance (corporate finance and financial services) ratings, and acquisitions which contributed 29.2%, 17.6% and 28.1% to the growth respectively. Strong growth in structured finance reflects continued favorable global market conditions, including a low interest rate environment. Corporate finance ratings growth is attributable to increases in revenue from customers on annual fee arrangements, recurring fees for surveillance activities and transaction revenue from improving high-yield issuance and in financial services, primarily in the insurance sector. Service operating margins decreased slightly to 30.2% due to the acquisition of JDPA. Total service related expenses increased 23.9% on revenue growth of 21.6%. Financial Services segment expenses increased only 20.0% on a revenue increase of 20.5%. JPDA contributed 43.8% to the growth in service related expenses.
Total expenses in the third quarter of 2005 increased 13.9%. A significant portion of both operating related and selling and general expense is compensation expense, which increased approximately 20.0% in 2005, primarily as a result of an increase in the employee base. The employee base increased approximately 7.3%. Increases were primarily due to acquisitions and the timing of new hires, which occurred in the first half of 2005. Increases in the employee base were required in SEG’s editorial, production and sales groups to develop and market new products for increased opportunities in the K-6 and secondary markets in 2005 and beyond. Also contributing to the increase in compensation expense is the increase in pension expense from the Company’s U.S. retirement plans. Effective January 1, 2005, the Company changed its U.S. retirement plans’ discount rate assumption to 5.75% from 6.25% in 2004. Additionally, effective January 1, 2005, the Company changed its expected rate of return on plan assets to 8.0% from 8.75%. The effect of these changes resulted in an increase in pension expense for the quarter ended September 30, 2005 of $3.8 million pre-tax, or approximately a half a cent per diluted share on a post-split basis.
In the third quarter of 2005, depreciation expense increased 18.5% to $26.3 million as a result of acquisitions and increased depreciation of technology related equipment. Amortization of intangibles increased 35.6% to $12.4 million in the third quarter of 2005 due to acquisitions.
Other income for the third quarter of 2005 includes a $6.8 million pre-tax gain from the disposition of CVC.
Interest expense increased to $2.8 million in the third quarter of 2005. The primary reason is due to an increase in average commercial paper borrowings to $155.9 million. There was no commercial paper outstanding for the three months ended September 30, 2004. The average interest rate on commercial paper borrowings for the three months ended September 30, 2005 was 3.3%. This increase was partially offset by an increase in interest income attributed to higher average invested cash levels in the Company’s European operations. For the third quarter, European investments were $203.9 million at an average rate of 3.0% in 2005 compared to $104.6 million at a comparable rate in 2004. Included in the third quarter of 2005 and 2004 is approximately $2.3 million and $2.5 million, respectively, of interest expense related to the sale leaseback of the Company’s headquarters building in New York City (See Note 11).
A writ of summons was served on The McGraw-Hill Companies, SRL and on The McGraw-Hill Companies, SA (both indirect subsidiaries of the Company) on September 29, 2005 and October 7, 2005, respectively, in an action brought in the tribunal of Milan, Italy by Enrico Bondi (“Bondi”), the Extraordinary Commissioner of Parmalat Finanziaria S.p.A. and Parmalat S.p.A. (collectively, “Parmalat”). Bondi has brought numerous other lawsuits in both Italy and the United States against entities and individuals who had dealings with Parmalat. In this suit, Bondi claims that Standard & Poor’s, which had issued investment grade ratings of Parmalat until shortly before Parmalat’s collapse in December 2003, breached its duty to issue an independent and professional rating and negligently and knowingly assigned inflated ratings in order to retain Parmalat’s business. Alleging joint and several liability, Bondi claims damages of Euros 4,073,984,120 (representing the value of bonds issued by Parmalat and the rating fees paid by Parmalat) with interest, plus damages to be ascertained for Standard & Poor’s alleged complicity in aggravating Parmalat’s financial difficulties and/or for having contributed in bringing about Parmalat’s indebtedness towards its bondholders, and legal fees. The Company believes that Bondi’s allegations and claims for damages lack legal or factual merit and intends to vigorously contest the action.
For the quarter ended September 30, 2005 the effective tax rate was 37.2% compared to 37.0% in the prior period. This minor increase is due to changes in foreign tax laws. The Company expects the effective tax rate to remain at 37.2% for the remainder of the year; however, this is subject to the impact of numerous factors including the absence of intervening audit settlements, changes in federal, state or foreign law, changes in the locational mix of the Company’s income and the repatriation of funds (Note 14).

Net income for the quarter increased 17.5% over the comparable quarter in the prior year. Diluted earnings per share on net income were $1.00 versus $0.85 on a post-split basis in the prior year. All prior year earnings per share have been adjusted to reflect the two-for-one stock split effective to shareholders of record on May 6, 2005.
Segment Review
McGraw-Hill Education

	Third		Third
	Quarter	%	Quarter
(millions of dollars )	2005	Increase	2004

Revenue
School Education Group	$685.0	18.9	$576.1
Higher Education, Professional and International	457.3	0.2	456.2

Total revenue	1,142.3	10.7	1,032.3

Operating profit	$380.8	17.8	$323.3

% Operating margin	33.3		31.3

Revenue for the McGraw-Hill Education segment increased 10.7%, while operating profit increased 17.8% over the prior year. The quarter reflects the seasonal nature of the Company’s educational publishing operations, with the first quarter being the least significant, and the third quarter being the most significant. Foreign exchange rates benefited revenue by $3.7 million and had a slightly negative impact on operating profit. Operating margin improved over the prior year primarily as a result of product mix.
On July 16, 2004, the Company acquired The Grow Network, a privately held company. The Grow Network is a leading provider of assessment reporting and customized content for states and large school districts across the country. The acquisition supports McGraw-Hill Education’s strategy to provide a full range of customized education solutions to help improve teaching and learning. On August 1, 2005, the Company acquired TurnLeaf Solutions Inc. TurnLeaf Solutions Inc. is a national provider of customized online reporting and data analysis. TurnLeaf helps administrators and teachers track progress toward school districts’ Adequate Yearly Progress goals, a key provision in the No Child Left Behind law. TurnLeaf Solutions Inc. is now part of the School Education Group and will become part of The Grow Network.
The McGraw-Hill School Education Group’s revenue increased 18.9% in the third quarter of 2005, benefiting from the success of elementary and secondary school products in the state adoption market. The 2005 state new adoption market is favorable not only because of its size but also because the schedule affords opportunities in a range of subject areas, allowing SEG to leverage the breadth and depth of its product offerings. The state new adoption market for 2005 is projected to increase to between $900 million and $950 million. Social studies represents the year’s largest subject-area market, and strong performances in Florida and Alabama have positioned SEG to lead the high-volume secondary portion of that market. SEG has also performed well in health in Texas, Indiana and California, where the Los Angeles Unified School District (LAUSD) chose McGraw-Hill programs for use at both the elementary and middle school grades. The LAUSD also adopted the Group’s reading intervention program, Kaleidoscope, in 2005. The Group captured a large share of science in Indiana and also in North Carolina, where the state’s largest district, Charlotte-Mecklenburg, selected the McGraw-Hill elementary program.
The Group captured leading shares in the fine arts (art/music) and health adoptions in Texas when school districts made their selections earlier in the year. Although the state legislature adjourned without appropriating funds for Proclamation 2002 purchasing, in mid-August the governor authorized the Texas Education Agency (TEA) to open its ordering system and allow the districts to place their orders. The governor instructed the TEA to transfer $294.5 million from other existing appropriations to fund Proclamation 2002 textbooks with the understanding that the state will provide the necessary funding through budget execution. Proclamation 2002 covers world languages as well as health and fine arts.
Although TEA guidelines limited the number of health and fine arts textbooks that schools can buy with state funds, the Group’s success in these subjects is expected to produce excellent revenue results. The Group recognized $37.5 million in revenue related to Proclamation 2002 during the quarter. Because of the funding delay, some revenue related to orders shipped in the third quarter will be recognized in the fourth quarter, and many additional Proclamation 2002 orders will be fulfilled before the end of the year. The Company continues to monitor the situation regarding the Texas textbook funding for fine arts (music/art), world languages, and health (Proclamation 2002). The group also benefited in the third quarter from sales of vocational and technical products that were adopted in 2004 under Proclamation 2001 but were not funded for purchase until this year.
As a result of recent hurricanes in the Gulf States, Mississippi has postponed its 2006 language arts and health adoption, and Louisiana is expected to delay its 2006 social studies adoption. In addition, Mississippi has invoked a partial termination of the statewide testing contract during the 2005-2006 school year. Although purchasing by Alabama, Mississippi, and Louisiana represented approximately $84 million or 9% of the total state new adoption market in 2005, the Group’s sales of state-adopted materials were not affected as product had been shipped to the region prior to the hurricanes. The full impact of the hurricanes cannot be estimated at this time. However, we anticipate that any 2006 shortfalls resulting from the postponed adoptions will be partially offset by sales of replacement inventories in the Gulf States and of additional materials for students who have relocated to other states.
In open territories, major adoptions announced to date include Everyday Mathematics in Washington, DC, Hartford, CT, and El Paso, TX; Open Court Reading in Baltimore; and Direct Instruction in Minneapolis and St. Louis.
Compared to 2004, reading and math opportunities were lower in 2005 due to the state adoption cycle. The Group’s alternative basal program, Open Court Reading, and reading intervention program, Kaleidoscope, both performed well, but they did not entirely offset the decline in Direct Instruction and certain aging supplemental products. In the third quarter of 2004, Everyday Mathematics, a reform-based elementary program, contributed positively to open territory results by winning major sales in New York City, negatively affecting comparisons in 2005.
According to the Association of American Publishers’ year-to-date statistics through August 2005, net adoption and open territory sales of basal and supplementary materials for grades K-12, excluding testing, increased by 6.6% for all publishers surveyed.
Custom contract testing grew in the third quarter, contributing to the segment’s revenue growth. Higher custom contract revenue was driven by the Arizona, Florida, Massachusetts, and New York programs. Expenses related to the increased scoring costs of certain contracts in 2004 did not recur in 2005. SEG continues to invest in technology to improve its efficiency and the effectiveness of custom contract delivery. Sales of “shelf” or norm-referenced tests were lower than prior year due to an ongoing shift, driven by the No Child Left Behind law, to state-specific custom assessments, which have lower margins. Assessment reporting and the expansion of the Group’s personalized study guide business also contributed favorably to results.
McGraw-Hill Higher Education, Professional and International Group’s (HPI) revenue was flat compared to prior year. Higher education products performed well in both the domestic and international markets on a gross sales basis, but all three major product categories experienced higher return rates than in 2004. The three major categories: Science, Engineering, and Mathematics (SEM); Business and Economics; and Humanities, Social Science, and Languages benefited from the success of new and revised titles in 2005. SEM also benefited from strong sales in Applied Biology and Allied Health. Key titles contributing to the third-quarter performance include:
•	Silberberg, Chemistry, 4/e

•	McConnell and Brue, Economics, 16/e; and

•	Knorr, Puntos de Partida, 7/e
The U.S. college new textbook market is expected to grow 5% to 6% this year, the Company anticipates that its college product sales will match the industry.
In the professional Science, Technical, and Medical (STM) marketplace, the release of Harrison’s Principles of Internal Medicine, 16/e, in the third quarter of 2004 and a strong response to a backlist promotion in 2004 negatively affected year-over-year comparisons. However, the introduction of Pearls of Wisdom, a 35-title series of study guides for medical board exams, contributed favorably to 2005 results. Internationally, third-quarter STM sales benefited from the release of Harrison’s Principles of Internal Medicine, 16/e, in Spanish and Portuguese translations. Trade products experienced strong growth, and several titles reached best-seller status, including Wooden on Leadership; The Millionaire Real Estate Investor; The Millionaire Real Estate Agent; and Crucial Conversations: Tools for Talking When Stakes Are High. Softness continued in the professional technology sector. Overall, international sales improved over last year’s results for the same period due to a strong mix of new products for the educational, professional, and trade markets.
Financial Services

	Third		Third
	Quarter	%	Quarter
(millions of dollars)	2005	Increase	2004

Revenue	$605.8	20.5	$502.8

Operating profit	251.9 (a)	24.7	202.0

% Operating margin	41.6		40.2

(a)	Includes a $6.8 million pre-tax gain on the sale of Corporate Value Consulting
Financial Services revenue and operating profit dramatically increased over 2004 third quarter results. Foreign exchange rates had no material effect on revenue and had a negative impact on operating profit of $2.6 million.
On September 30, 2005, the Company sold its Corporate Value Consulting (CVC) business, the valuation services unit of the Financial Services segment. The sale resulted in a $6.8 million pre-tax gain. This disposition did not materially impact the segment results for the quarter-ended September 30, 2005.

The Financial Services segment’s increase in revenue and operating profit is due to the performance of structured finance ratings and corporate finance (corporate finance and financial services) ratings, which represented approximately 29.2% and 17.6% of the growth in revenue, respectively. Growth was experienced in all asset classes within structured finance. The continuing favorable interest rate environment led to strong growth in the issuance of U.S. residential mortgage-backed securities (RMBS), commercial mortgage-backed securities (CMBS) and collateralized debt obligations (CDOs). The growth in corporate finance ratings is attributable to increases in revenue from customers on annual fee arrangements, recurring fees for surveillance activities and transaction revenue from improving high yield issuance and financial services, primarily in the insurance sector.
Over the past twelve months, the Financial Services segment made several acquisitions primarily, Vista Research, Capital IQ and a majority interest in CRISIL Limited. These acquisitions represented approximately 28.1% of the growth in revenue, and had no material impact on operating profit for the quarter. These acquisitions are discussed in further detail in the Consolidated Review and Footnote 4 of the Consolidated Financial Statements for the period ended September 30, 2005.
Total U.S. structured finance new issue dollar volume increased 35.7%; with solid growth experienced across all asset classes. U.S. CDO issuance increased 120.6% according to Harrison Scott Publications. The U.S. CDO market was driven by favorable spreads, stable credit quality and continuing demand by investors seeking higher yields. U.S. CMBS issuance increased 96.9% over the prior year primarily due to the favorable interest rate environment, which spurred a record level of originations. U.S. RMBS issuance increased 27.0% according to Harrison Scott Publications. Issuance in this asset class continues to benefit from the low interest rate environment, continuing appreciation in home prices, as well as a shift from agency to private origination associated with the prevalence of affordability products such as hybrid ARMs, negative amortization loans, interest only mortgages and silent seconds. Although U.S. RMBS issuance volumes have been strong overall, the number of issues increased only moderately leading to issue sizes that are substantially larger than last year. Asset-backed issuance was up benefiting from growth in credit card, commercial revolving credit and aircraft leasing deals. According to Securities Data, U.S. new issue dollar volume for corporates for the third quarter of 2005 decreased 12.2% with high yield dollar volume issuance declining 3.7%. Corporations continue to generate strong cash flows and maintain high cash balances and excess production capacity. The high level of refinancing activity, which took place in 2004, has also lessened the need for new debt financing in 2005. Public finance issuance increased due to accelerated refundings by municipalities as they took advantage of a flattening yield curve. In Europe, issuance levels declined in the quarter driven by a decrease in corporates, primarily financial services. Issuance in financial services was down in Europe during the third quarter as pre-funding occurred in the first half of the year in part due to the expiration of the Pfandbrief in Germany and the introduction of new filing regulations. European CDO issuance also decreased largely due to the effect of the Ford and General Motors downgrades on the synthetic CDO market, followed by the tightening of spreads, which reduces arbitraging opportunities. Declines in RMBS issuance in Europe were partially offset by strong issuance in CMBS.
Revenue related to Standard & Poor’s indices increased as assets under management for Exchange-Traded Funds rose 28.9% from September 30, 2004 to $119.1 billion as of September 30, 2005. Assets under management at December 31, 2004 were $113.7 billion.

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
In March 2005, the SEC voted to issue a rule proposal to define NRSROs. The SEC issued its proposed rule for public comment on April 19th. Standard & Poor’s submitted its comments on June 9th, largely supporting a more formal designation process and clear criteria, but without involving the SEC in the substance of the ratings process or in second-guessing rating opinions. In April 2005, Annette Nazareth, then Director of the SEC’s Division of Market Regulation, testified before the Subcommittee on Capital Markets, Insurance and Government Sponsored Enterprises of the House Financial Services Committee on the SEC’s proposed rule and on the oversight framework. She also raised questions on the SEC’s authority over NRSROs. Following this hearing, Rep. Kanjorski asked the SEC to provide technical assistance on the specific authority the SEC would need to effectively oversee rating agencies. In June 2005, the SEC submitted an outline to Rep. Kanjorski of key issues to be addressed if Congress proceeds with legislation (Legislative Framework). Also in June 2005, Standard & Poor’s testified before the same House Subcommittee on H.R.2990, the “Credit Rating Agency Duopoly Relief Act”. This bill, proposed by Rep. Fitzpatrick on June 20th, would set up a mandatory licensing regime with the SEC for credit rating agencies. Standard & Poor’s objected to the bill for legal and policy reasons. In August 2005, Standard & Poor’s submitted comments on the Legislative Framework to Rep. Kanjorski at his request.
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
The International Organization of Securities Commissions (IOSCO), a global group of securities commissioners, has also been reviewing the role of rating agencies and their processes. In September 2003, IOSCO published a set of principles relating to rating agencies’ processes and procedures. On December 23, 2004, it published its Code of Conduct Fundamentals for rating agencies that builds upon the 2003 principles. Standard & Poor’s worked closely with IOSCO in its drafting of both the principles and the code. In September 2004, Standard & Poor’s also published its own code of practices that is broadly consistent with IOSCO’s code and represents a compilation of existing policies and procedures around key aspects of the ratings process.
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
A writ of summons was served on The McGraw-Hill Companies, SRL and on The McGraw-Hill Companies, SA (both indirect subsidiaries of the Company) on September 29, 2005 and October 7, 2005, respectively, in an action brought in the tribunal of Milan, Italy by Enrico Bondi (“Bondi”), the Extraordinary Commissioner of Parmalat Finanziaria S.p.A. and Parmalat S.p.A. (collectively, “Parmalat”). Bondi has brought numerous other lawsuits in both Italy and the United States against entities and individuals who had dealings with Parmalat. In this suit, Bondi claims that Standard & Poor’s, which had issued investment grade ratings of Parmalat until shortly before Parmalat’s collapse in December 2003, breached its duty to issue an independent and professional rating and negligently and knowingly assigned inflated ratings in order to retain Parmalat’s business. Alleging joint and several liability, Bondi claims damages of Euros 4,073,984,120 (representing the value of bonds issued by Parmalat and the rating fees paid by Parmalat) with interest, plus damages to be ascertained for Standard & Poor’s alleged complicity in aggravating Parmalat’s financial difficulties and/or for having contributed in bringing about Parmalat’s indebtedness towards its bondholders, and legal fees. The Company believes that Bondi’s allegations and claims for damages lack legal or factual merit and intends to vigorously contest the action.

Information and Media Services

	Third	%	Third
	Quarter	Increase/	Quarter
(millions of dollars)	2005	(Decrease)	2004

Revenue
Business-to-Business	$201.4	25.3	$160.8
Broadcasting	27.6	2.2	27.0

Total revenue	229.0	21.9	187.8

Operating profit	$12.4	(47.8)	$23.8

% Operating margin	5.4		12.7

In the third quarter of 2005, revenue grew by 21.9% or $41.2 million over the prior year. Operating profit decreased 47.8%. J.D. Power and Associates (JDPA), which was acquired on April 1, 2005, contributed $51.0 million in revenue to the Business-to-Business Group and had no material impact on the segment’s operating profit. The Business-to-Business Group was negatively impacted by the continued soft advertising market. In Broadcasting, the improved ratings position of the ABC network and ballot issues in California helped offset the decline in political advertising from last year’s national elections. Foreign exchange rates had no significant impact on revenue and contributed $0.6 million to operating profit.
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
The acquisition enhances the Company’s growth prospects for its core business information platform by providing a new direct link to consumers, while also providing new collaborative opportunities with the Company’s leading franchises including BusinessWeek, Standard & Poor’s, Platts, McGraw-Hill Construction and Aviation Week.
Revenue increased at the Business-to-Business Group compared to prior year due primarily to the acquisition of JDPA. Revenue growth in JDPA was driven by its U.S. client services business primarily in homebuilders, telecommunications, utilities, and finance and insurance sectors. According to the Publishers Information Bureau (PIB), BusinessWeek’s advertising pages in the North America edition for the third quarter were down 8.3%, with the same number of issues for PIB purposes. There was one less issue for revenue recognition purposes in the third quarter of 2005. The third quarter of 2004 included a special 75th Anniversary double issue of BusinessWeek, which was the largest issue since 2000, with 252 total pages in the North American edition. Advertising pages were also down in the Europe and Asia editions in the third quarter of 2005. According to the PIB, advertising pages declined in the five book competitive set. BusinessWeek Online continues to perform well as advertising and unique visitors continue to increase.
Platts’ news and pricing products experienced growth as a result of the increased need for market information as the price of crude oil rose as a result of supply disruptions in the Gulf of Mexico caused by the recent hurricanes and the resulting increase in supply risk. Increased customer demand for news and pricing products added to the subscriber base. The resulting revenue is recognized over the life of the related product subscriptions. In the Aviation industry, the Farnborough Air Show occurred in the third quarter 2004, with no comparable event in 2005.
As of September 2005, total U.S. construction starts were up 8% versus prior year. Both residential building (up 13%) and non-building construction (up 8%) were higher than prior year, while U.S. nonresidential building was flat compared to the prior year. New McGraw-Hill Construction publications such as Constructor magazine and My House contributed to growth. In the third quarter of 2005, the Business-to-Business Group continued to make investments in the McGraw-Hill Construction Network to strengthen its effectiveness and efficiency and increase customer satisfaction.
At the Broadcasting Group revenue in the third quarter increased 2.2% compared to prior year. The improved ratings position of the ABC network helped to offset the loss of political advertising in the third quarter of 2005. A strong political issue advertising market in California helped offset the loss of prior year political advertising in other markets. Local advertising remained strong. The service, automotive, leisure time and retailing categories of advertisers contributed to growth while the consumer products category was weak.
NINE MONTHS
Consolidated Review
The Segment Review that follows is incorporated herein by reference.
Revenue and Operating Profit

	Nine Months	%	Nine Months
(millions of dollars)	2005	Increase	2004

Revenue	$4,462.3	14.8	$3,888.7
Operating profit*	1,137.3 (a)	18.0	963.9

% Operating margin	25.5		24.8

*	Operating profit is income from continuing operations before taxes on income, interest expense and corporate expense.

(a)	Includes a $6.8 million pre-tax gain on the sale of Corporate Value Consulting
In the first nine months of 2005, the Company achieved growth in revenue and income from continuing operations. Revenue growth of 14.8% resulted in an 18.0% increase in operating profit. The increase in revenue is primarily attributable to growth in the Financial Services segment of $286.5 million and the McGraw-Hill Education segment of $212.1 million. The acquisition of J.D. Power and Associates also contributed $84.6 million to revenue growth. Foreign exchange rates contributed $16.7 million to revenue and $2.8 million to income from continuing operations.
On September 30, 2005, the Company sold its Corporate Value Consulting (CVC) business, the valuation services unit of the Financial Services Segment. The sale resulted in a $6.8 million pre-tax gain, 1 cent per diluted share. The divestiture of CVC is consistent with the Financial Services segment’s strategy of directing resources to those businesses which have the best opportunities to achieve both significant financial growth and market leadership. The divestiture will enable the Financial Services segment to focus on its core business of providing independent research, ratings, data, indices and portfolio services.

During 2005 and the last half of 2004 the Company made several acquisitions to add new capabilities. These acquisitions which are discussed in further detail in Footnote 4 of the Consolidated Financial Statements are as follows:
•	CRISIL Limited: The Company acquired a majority interest in CRISIL Limited (CRISIL), a leading provider of credit ratings, financial news and risk and policy advisory services in India on June 1, 2005. CRISIL is now part of the Financial Services segment.

•	Vista Research, Inc: The Company acquired Vista Research, Inc., a leading provider of primary research on April 1, 2005. Vista Research, Inc. is now part of the Financial Services segment.

•	J.D. Power and Associates (JDPA): The Company acquired JDPA, a leading provider of marketing information services for the global automotive industry that has established a strong and growing presence in several other important industries, including finance and insurance, healthcare, home building, telecommunications and energy on April 1, 2005. JDPA is now part of the Information and Media Services segment.

•	Capital IQ: The Company acquired Capital IQ, a leading provider of high-impact information solutions to the global investment and financial services communities on September 17, 2004. Capital IQ is a unit of the Financial Services segment.

•	The Grow Network: The Company acquired The Grow Network, a leading provider of assessment reporting and customized content for states and large school districts across the country on July 16, 2004. The Grow Network is now part of the School Education Group.
For the nine months ended September 30, 2005, these acquisitions diluted earnings per share by $0.05. The Company expects that these acquisitions will negatively affect diluted earnings per share in 2005 by $0.06 to $0.07 per share.
In 2005, the Company paid approximately $455 million for several acquisitions primarily, Vista Research, Inc., JDPA, and a 49.07% additional investment in CRISIL Limited.
Product revenue increased 11.0% in the first nine months of 2005, due to an increase in revenue in the School Education Group (SEG) as the Group benefited from the success of elementary and secondary products in the 2005 new state adoption market. Product operating margins increased 1.2 percentage points to 19.2%, primarily due to product mix in SEG. Product expenses increased only 9.3% on an 11.0% increase in revenue. Product operating related expenses, which include amortization of prepublication costs, increased only 10.1%. Amortization of prepublication costs decreased, by 17.6% over prior year as a result of product mix and adoption cycles. Product related selling and general expenses increased 8.3%, primarily due to an increase in selling and marketing costs associated with major adoption opportunities in 2005 and 2006 in the School Education Group.
Service revenue increased 18.4% in the first nine months of 2005, due primarily to an increase in revenue in the Financial Services segment of $286.5 million and the acquisition of JDPA which contributed $84.6 million of revenue. Financial Services revenue increased due to the strong performance of structured finance ratings and corporate finance ratings (corporate finance and financial services). Strong growth in structured finance reflects continued favorable global market conditions, including a low interest rate environment. Growth in corporate finance ratings is attributable primarily to revenues from recurring fees for surveillance activities and customers on annual fee arrangements. Service operating margins increased slightly to 31.8%. Total service related expenses increased 17.6% on revenue growth of 18.4%. The acquisition of JDPA negatively impacted operating margins as a result of increased acquisition costs. Financial Services segment expenses increased only 16.9% on a revenue increase of 19.6%.
Total expenses for the first nine months of 2005 increased 13.4%. A significant portion of both operating related and selling and general expense is compensation expense, which increased approximately 18.0% in 2005, primarily as a result of an increase in the employee base. The employee base increased approximately 7.3% year over year. Increases were primarily due to acquisitions and the timing of new hires, which occurred in the first half of 2005. Increases in employee base were required in SEG’s editorial, production, and sales groups to develop and market new products for increased adoption opportunities in 2005 and 2006. Also contributing to the increase in compensation expense is the increase in pension expense from the Company’s U.S. retirement plans. Effective January 1, 2005, the Company changed its U.S. retirement plans’ discount rate assumption to 5.75% from 6.25% in 2004. Additionally, effective January 1, 2005, the Company changed its expected rate of return on plan assets to 8.0% from 8.75%. The effect of these changes resulted in an increase in pension expense for the nine months ended September 30, 2005 of $11.3 million pre-tax, or approximately two cents per diluted share on a post-split basis.
In the first nine months of 2005, depreciation expense increased 14.5% to $77.1 million as a result of acquisitions and increased depreciation of technology related equipment. Amortization of intangibles increased 44.1% to $32.9 million as of September 30, 2005 due to acquisitions.
Other income includes a $6.8 million pre-tax gain from the disposition of CVC on September 30, 2005.
Interest expense increased to $7.0 million in the first nine months of 2005. The primary reason is an increase in average commercial paper borrowings to $172.8 million. Average commercial paper outstanding during the nine months ended September 30, 2004 was $4.7 million at a rate of 1.1%. The average interest rate on commercial paper borrowings for the nine months ended September 30, 2005 was 3.1%. This increase was partially offset by an increase in interest income due to higher interest rates on higher average cash levels in the Company’s European operations. For the first nine months of 2005, average domestic investments were $186.8 million at an average interest rate of 1.9%, compared to $403.0 million at an average rate of 1.0% in 2004. European investments averaged $197.1 million for the first nine months of 2005 at an average rate of 3.0%. Comparable figures for 2004 were average investments of $115.1 million at an average rate of 2.8%. Included in the nine months ended September 30, 2005 and 2004 is approximately $7.0 million and $7.3 million, respectively, of interest expense related to the sale leaseback of the Company’s headquarters building in New York City (See Note 11).
A writ of summons was served on The McGraw-Hill Companies, SRL and on The McGraw-Hill Companies, SA (both indirect subsidiaries of the Company) on September 29, 2005 and October 7, 2005, respectively, in an action brought in the tribunal of Milan, Italy by Enrico Bondi (“Bondi”), the Extraordinary Commissioner of Parmalat Finanziaria S.p.A. and Parmalat S.p.A. (collectively, “Parmalat”). Bondi has brought numerous other lawsuits in both Italy and the United States against entities and individuals who had dealings with Parmalat. In this suit, Bondi claims that Standard & Poor’s, which had issued investment grade ratings of Parmalat until shortly before Parmalat’s collapse in December 2003, breached its duty to issue an independent and professional rating and negligently and knowingly assigned inflated ratings in order to retain Parmalat’s business. Alleging joint and several liability, Bondi claims damages of Euros 4,073,984,120 (representing the value of bonds issued by Parmalat and the rating fees paid by Parmalat) with interest, plus damages to be ascertained for Standard & Poor’s alleged complicity in aggravating Parmalat’s financial difficulties and/or for having contributed in bringing about Parmalat’s indebtedness towards its bondholders, and legal fees. The Company believes that Bondi’s allegations and claims for damages lack legal or factual merit and intends to vigorously contest the action.
In the first quarter of 2004, the Company completed various federal, state and local, and foreign tax audit cycles and accordingly removed approximately $20.0 million from its accrued income tax liability accounts. This non-cash item resulted in a reduction to the overall effective tax rate for continuing operations in the first nine months of 2004 from 37.0% to 34.7%. The effective tax rate for the first nine months of 2005 is 37.2%. The Company expects the effective tax rate to remain at 37.2% for the remainder of the year; however, this is subject to the impact of numerous factors including the absence of intervening audit settlements, changes in federal, state or foreign law, changes in the locational mix of the Company’s income and the repatriation of funds (Note 14). The Company remains subject to federal audits for 2002 and subsequent years, and to state and local and foreign tax audits for a variety of open years depending upon the jurisdiction in question.
The loss on discontinued operations relates to the disposition of Landoll, Frank Schaffer and the related juvenile retail publishing businesses (juvenile retail publishing business), which was disposed of during January 2004. The juvenile retail publishing business was part of the McGraw-Hill Education segment. The revenue impact for the first nine months of 2004 for the juvenile retail publishing business was $3.9 million. Loss from discontinued operations for the period ended September 30, 2004 was $0.6 million.
Net income for the first nine months of 2005 increased 15.8% over the comparable period in the prior year. Diluted earnings per share from continuing operations as well as from net income for the first nine months of 2005 were $1.71 versus $1.47 in the prior year. All prior year earnings per share have been adjusted to reflect the two-for-one stock split effective to shareholders of record on May 6, 2005. Included in 2004 is a $0.05 benefit from the reversal of $20.0 million in accrued tax liabilities following the completion of various federal, state and local, and foreign tax audit cycles in the first quarter of 2004.
Segment Review
McGraw-Hill Education

	Nine Months	%	Nine Months
(millions of dollars)	2005	Increase	2004

Revenue
School Education Group	$1,247.5	17.5	$1,061.8
Higher Education, Professional and International	830.8	3.3	804.4

Total revenue	2,078.3	11.4	1,866.2

Operating profit	$373.8	20.0	$311.5

% Operating margin	18.0		16.7

Revenue for the McGraw-Hill Education segment increased over the prior year primarily due to improvement at the School Education Group (SEG). Operating profit increased 20.0% over the prior year. Foreign exchange rates benefited revenue by $8.8 million and had a negative impact of $1.4 million on operating results. Operating margin improved over the prior year primarily as a result of product mix.
On July 16, 2004, the Company acquired The Grow Network, a privately held company. The Grow Network is a leading provider of assessment reporting and customized content for states and large school districts across the country. The acquisition supports McGraw-Hill Education’s strategy to provide a full range of customized education solutions to help improve teaching and learning. On August 1, 2005, the Company acquired TurnLeaf Solutions Inc. TurnLeaf Solutions Inc. is a national provider of customized online reporting and data analysis. TurnLeaf helps administrators and teachers track progress toward school districts’ Adequate Yearly Progress goals, a key provision in the No Child Left Behind law. TurnLeaf Solutions Inc. is now part of the School Education Group and will become part of The Grow Network.
The McGraw-Hill School Education Group’s revenue increased 17.5% for the nine months ended September 30, 2005, benefiting from the success of elementary and secondary school products in the state adoption market. The 2005 new state adoption market is favorable not only because of its size but also because the schedule affords opportunities in a range of subject areas, allowing SEG to leverage the breadth and depth of its product offerings. The new state adoption market for 2005 is projected to increase to between $900 million and $950 million. Social studies represents the year’s largest subject-area market, and strong performances in Florida and Alabama have positioned SEG to lead the high-volume secondary portion of that market. SEG has also performed well in health in Texas, Indiana and California, where the Los Angeles Unified School District (LAUSD) chose McGraw-Hill programs for use at both the elementary and middle school grades. The LAUSD also adopted the Group’s reading intervention program, Kaleidoscope, in 2005. The Group captured a large share of science in Indiana and also in North Carolina, where the state’s largest district, Charlotte-Mecklenburg, selected the McGraw-Hill elementary program.
The Group captured leading shares in the fine arts (art/music) and health adoptions in Texas when school districts made their selections earlier in the year. Although the state legislature adjourned without appropriating funds for Proclamation 2002 purchasing, in mid-August the governor authorized the Texas Education Agency (TEA) to open its ordering system and allow the district to place their orders. The governor instructed the TEA to transfer $294.5 million from other existing appropriations to fund Proclamation 2002 textbooks with the understanding that the state will provide the necessary funding through budget execution. Proclamation 2002 covers world languages as well as health and fine arts. Although TEA guidelines limited the number of health and fine arts textbooks that schools can buy with state funds, the Group’s success in these subjects is expected to produce excellent revenue results.
The Group recognized $37.5 million in revenue related to Proclamation 2002 textbooks during the third quarter. Because of the funding delay, some revenue related to orders shipped in the third quarter will be recognized in the fourth quarter, and many additional Proclamation 2002 orders will be fulfilled before the end of the year. The Company continues to monitor the situation regarding the Texas textbook funding for fine arts (music/art), world languages, and health (Proclamation 2002). The Group also benefited from sales of vocational and technical products as a result of Texas funding that were adopted in 2004 under Proclamation 2001 but were not funded for purchase until this year.
As a result of recent hurricanes in the Gulf States, Mississippi has postponed its 2006 language arts and health adoption, and Louisiana is expected to delay its 2006 social studies adoption. In addition, Mississippi has invoked a partial termination of the statewide testing contract during the 2005-2006 school year. Although purchasing by Alabama, Mississippi, and Louisiana represented approximately $84 million or 9% of the total state new adoption market in 2005, the Group’s sales of state-adopted materials were not affected as product had been shipped to the region prior to the hurricanes. The full impact of the hurricanes cannot be estimated at this time. However, we anticipate that any 2006 shortfalls resulting from the postponed adoptions will be partially offset by sales of replacement inventories in the Gulf States and of additional materials for students who have relocated to other states.
In open territories, major adoptions announced to date include Everyday Mathematics in Washington, DC, Hartford, CT, and El Paso, TX; Open Court Reading in Baltimore, MD; and Direct Instruction in Minneapolis, MN and St. Louis, MO. In the open territories, elementary sales across the curriculum benefited from a $29 million state textbook fund in Illinois that supplemented local purchasing of materials for grades K-4 in 2005. In 2004, funding was provided for grades 9-12. The Group’s music program also performed well in the open territories.
Compared to 2004, reading and math opportunities were lower in 2005 due to the state adoption cycle. The Group’s alternative basal program, Open Court Reading, and reading intervention program, Kaleidoscope, both performed well, but they did not entirely offset the decline in Direct Instruction and certain aging supplemental products. In the first nine months of 2004, Everyday Mathematics, a reform-based elementary program, contributed positively to open territory results by winning major sales in New York City, negatively affecting comparisons in 2005.
According to the Association of American Publishers’ year-to-date statistics through August 2005, net adoption and open territory sales of basal and supplementary materials for grades K-12, excluding testing, increased by 6.6% for all publishers surveyed.
Custom contract testing grew in the first nine months, contributing to the segment’s revenue growth. Higher custom contract revenue was driven by contract wins in Arizona, Massachusetts and Florida, the timing of custom contracts in the Connecticut and Missouri programs and by the expansion of programs in New York, Indiana, Oklahoma, and the State of Qatar’s National Assessment Program. SEG continues to invest in technology to improve its efficiency and the effectiveness of custom contract delivery. Expenses related to the increased scoring costs of certain contracts in 2004 did not recur in 2005. Sales of “shelf” or norm-referenced tests were lower than prior year due to an ongoing shift, driven by the No Child Left Behind law, to state-specific custom assessments, which have lower margins. Assessment reporting and the expansion of the Group’s personalized study guide business also contributed favorably to results.
McGraw-Hill Higher Education, Professional and International Group’s (HPI) revenue increased by 3.3% to $830.8 million for the first nine months of 2005. Higher education products performed well in both the domestic and international markets on a gross sales basis, but all three major product categories experienced higher return rates than in 2004. The three major categories: Science, Engineering, and Mathematics (SEM); Business and Economics; and Humanities, Social Science, and Languages benefited from the success of new and revised titles in 2005. Key titles contributing to the performance in the first nine months of 2005 include:
•	Silberberg, Chemistry, 4/e

•	McConnell and Brue, Economics, 16/e; and

•	Knorr, Puntos de Partida, 7/e
The U.S. college new textbook market is expected to grow 5% to 6% this year, the Company anticipates that its college product sales will match the industry.
In the professional Science, Technical and Medical (STM) marketplace, the release of Harrison’s Principles of Internal Medicine, 16/e, in the third quarter of 2004 and a strong response to a backlist promotion in 2004 negatively affected year-over-year comparisons. However, the introduction of Pearls of Wisdom, a 35-title series of study guides for medical board exams, contributed favorably to 2005 results. AccessMedicine an online product that was launched in November 2004 also performed well. Internationally, STM products benefited from the release of Harrison’s Principles of Internal Medicine, 16/e, in Spanish and Portuguese translations during 2005. Trade products experienced strong growth, and several titles reached best-seller status, including Wooden on Leadership, The Millionaire Real Estate Investor and Crucial Conversations: Tools for Talking When Stakes Are High. Softness continued in the professional technology sector. Internationally, the Group also benefited significantly from increased sales of English Language Training materials, which have been especially successful in the Middle East and Asia.
Financial Services

	Nine Months	%	Nine Months
(millions of dollars)	2005	Increase	2004

Revenue	$1,750.4	19.6	$1,463.9
Operating profit	732.7 (a)	24.2	590.1

% Operating margin	41.9		40.3

(a)	includes a $6.8 million pre-tax gain on the sale of Corporate Value Consulting
Financial Services revenue and operating profit increased dramatically over 2004 results. Foreign exchange rates contributed $7.9 million to revenue and had a positive impact on operating profit of $4.2 million.
On September 30, 2005, the Company sold its Corporate Value Consulting (CVC) business, the valuation services unit of the Financial Services segment. The sale resulted in a $6.8 million pre-tax gain. This disposition did not materially impact the segment results for the nine months ended September 30, 2005.
The Financial Services segment’s increase in revenue and operating profit for the first nine months of 2005 is due primarily to the strong performance of structured finance ratings and corporate finance (corporate finance and financial services) ratings, which represented approximately 33.5% and 14.1% of the growth in revenue, respectively. Growth was experienced in all asset classes within structured finance. The continuing favorable interest rate environment led to strong growth in the issuance of U.S. residential mortgage-backed securities (RMBS), commercial mortgage-backed securities (CMBS) and collateralized debt obligations (CDOs). The growth in corporate finance ratings is attributable primarily to revenues from recurring fees for surveillance activities and customers on annual fee arrangements.
Over the past twelve months, the Financial Services segment made several acquisitions primarily, Vista Research, Capital IQ and a majority interest in CRISIL Limited. These acquisitions represent approximately 20.6% of the growth in revenue, and had no material impact on operating profit for the period. These acquisitions are discussed in further detail in the Consolidated Review and Footnote 4 of the Consolidated Financial Statements for the period ended September 30, 2005.
Total U.S. structured finance new issue dollar volume increased 44.4%; solid growth was experienced across all asset classes. U.S. CDO issuance increased 113.1% according to Harrison Scott Publications. The U.S. CDO market was driven by stabilization of the asset class, improving credit quality, strong investor demand as well as an increase in new structures (customizations) and arbitrage opportunities. CMBS issuance through September 2005 was at record levels, up 79.5%, driven by low interest rates and refinancing opportunities. U.S. RMBS issuance increased 41.4% according to Harrison Scott Publications with the growth driven by the low interest rate environment, rising home values as well as a proliferation of non-agency (non-conforming) mortgage products, which are comprising an increasing share of total mortgage originations. Although U.S. RMBS issuance volumes have been strong overall, the number of issues increased only moderately leading to issue sizes that are substantially larger than last year. The Company had originally anticipated that RMBS issuance would decline approximately 15%-20% in 2005. Assuming no change in current market conditions such as a large and sudden rise in interest rates, issuance should meet last year’s levels. Issuance of asset-backed securities grew, driven by growth in credit cards and auto and student loans. According to Securities Data, U.S. new issue dollar volume for corporate issuers for the nine months ended September 30, 2005 decreased 10.7%, with investment grade issuance down 7.8% and high yield issuance down 24.7%. Strong cash flows, high cash balances, excess production capacity and the high level of refinancing activity which took place in 2004, have lessened the need for new debt financing. Public finance issuance increased due to accelerated refundings by municipalities as they took advantage of rising short-term rates coupled with stable long-term rates. Refundings are up nearly 55% over prior year, while new money issuance is down slightly. Despite a decline in the third quarter, year to date international issuance growth remains strong as the favorable trends of securitization, disintermediation and privatization continue. In Europe, issuance levels rose in the first nine months of 2005, primarily driven by strong corporate issuance in the first half of the year. Corporate issuance in Europe was up year-to-date reflecting strength in financial services primarily due to pre-funding that occurred in the first half of the year partly as a result of the expiration of the Pfandbrief in Germany and the introduction of new filing regulations. Also, structured finance experienced strong issuance in the first half driven primarily by growth in mortgage-backed securities and CDO issuance.
Revenue related to Standard & Poor’s indices increased as assets under management for Exchange-Traded Funds rose 28.9% from September 30, 2004 to $119.1 billion as of September 30, 2005. Assets under management at December 31, 2004 were $113.7 billion.
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
In March 2005, the SEC voted to issue a rule proposal to define NRSROs. The SEC issued its proposed rule for public comment on April 19th. Standard & Poor’s submitted its comments on June 9th, largely supporting a more formal designation process and clear criteria, but without involving the SEC in the substance of the ratings process or in second-guessing rating opinions. In April 2005, Annette Nazareth, then Director of the SEC’s Division of Market Regulation, testified before the Subcommittee on Capital Markets, Insurance and Government Sponsored Enterprises of the House Financial Services Committee on the SEC’s proposed rule and on the oversight framework. She also raised questions on the SEC’s authority over NRSROs. Following this hearing, Rep. Kanjorski asked the SEC to provide technical assistance on the specific authority the SEC would need to effectively oversee rating agencies. In June 2005, the SEC submitted an outline to Rep. Kanjorski of key issues to be addressed if Congress proceeds with legislation (Legislative Framework). Also in June 2005, Standard & Poor’s testified before the same House Subcommittee on H.R.2990, the “Credit Rating Agency Duopoly Relief Act”. This bill, proposed by Rep. Fitzpatrick on June 20th, would set up a mandatory licensing regime with the SEC for credit rating agencies. Standard & Poor’s objected to the bill for legal and policy reasons. In August 2005, Standard & Poor’s submitted comments on the Legislative Framework to Rep. Kanjorski at his request.
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

The International Organization of Securities Commissions (IOSCO), a global group of securities commissioners, has also been reviewing the role of rating agencies and their processes. In September 2003, IOSCO published a set of principles relating to rating agencies’ processes and procedures. On December 23, 2004, it published its Code of Conduct Fundamentals for rating agencies that builds upon the 2003 principles. Standard & Poor’s worked closely with IOSCO in its drafting of both the principles and the code. In September 2004, Standard & Poor’s also published its own code of practices that is broadly consistent with IOSCO’s code and represents a compilation of existing policies and procedures around key aspects of the ratings process.
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
The market for credit ratings as well as research, investment advisory and broker-dealer services is very competitive. The Financial Services segment competes domestically and internationally on the basis of a number of factors, including quality of ratings, research and investment advice, client service, reputation, price, geographic scope, range of products and technological innovation. In addition, in some of the countries in which Standard & Poor’s competes, governments may provide financial or other support to locally-based rating agencies and may from time to time establish official credit rating agencies, credit ratings criteria or procedures for evaluating local issue.
A writ of summons was served on The McGraw-Hill Companies, SRL and on The McGraw-Hill Companies, SA (both indirect subsidiaries of the Company) on September 29, 2005 and October 7, 2005, respectively, in an action brought in the tribunal of Milan, Italy by Enrico Bondi (“Bondi”), the Extraordinary Commissioner of Parmalat Finanziaria S.p.A. and Parmalat S.p.A. (collectively, “Parmalat”). Bondi has brought numerous other lawsuits in both Italy and the United States against entities and individuals who had dealings with Parmalat. In this suit, Bondi claims that Standard & Poor’s, which had issued investment grade ratings of Parmalat until shortly before Parmalat’s collapse in December 2003, breached its duty to issue an independent and professional rating and negligently and knowingly assigned inflated ratings in order to retain Parmalat’s business. Alleging joint and several liability, Bondi claims damages of Euros 4,073,984,120 (representing the value of bonds issued by Parmalat and the rating fees paid by Parmalat) with interest, plus damages to be ascertained for Standard & Poor’s alleged complicity in aggravating Parmalat’s financial difficulties and/or for having contributed in bringing about Parmalat’s indebtedness towards its bondholders, and legal fees. The Company believes that Bondi’s allegations and claims for damages lack legal or factual merit and intends to vigorously contest the action.

Information and Media Services

		%
	Nine Months	Increase/	Nine Months
(millions of dollars)	2005	(Decrease)	2004

Revenue
Business-to-Business	$553.9	15.7	$478.9
Broadcasting	79.7	—	79.7

Total revenue	633.6	13.4	558.6

Operating profit	$30.8	(50.6)	$62.3

% Operating margin	4.9		11.2

In the first nine months of 2005, revenue grew by 13.4% or $75.0 million over the prior year. Operating profit decreased 50.6% compared to 2004. J.D. Power and Associates (JDPA), which was acquired on April 1, 2005, contributed $84.6 million in revenue to the Business-to-Business Group and decreased the segment’s operating profits by $8.8 million for the nine month period ended September 30, 2005, primarily due to acquisition related costs. The Business-to-Business Group was negatively impacted by the continued soft advertising market. At the Broadcasting Group, the improved ratings position of the ABC network offset the loss of political advertising in the first nine months of 2005. Foreign exchange rates had no significant impact on revenue or operating profit.
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
The acquisition enhances the Company’s growth prospects for its core business information platform by providing a new direct link to consumers, while also providing new collaborative opportunities with the Company’s leading franchises including BusinessWeek, Standard & Poor’s, Platts, McGraw-Hill Construction and Aviation Week.
Revenue increased at the Business-to-Business Group compared to prior year primarily due to the acquisition of JDPA. Revenue growth in JDPA was driven by its U.S. client services businesses in the telecommunications and insurance sectors. According to the Publishers Information Bureau (PIB), BusinessWeek’s advertising pages in the North America edition for the first nine months of 2005 were down 9.6%, with the same number of issues. There was one less issue for revenue recognition purposes for the first nine months of 2005. The prior year included a special 75th Anniversary double issue of BusinessWeek which was the largest issue since 2000, with 252 total pages in the North American edition. Advertising pages were also down in the Europe and Asia editions in the first nine months of 2005. According to the PIB, advertising pages declined in the five book competitive set. BusinessWeek Online continues to perform well as advertising and unique visitors continue to increase. During the first nine months of 2005, the Group also benefited from BusinessWeek SmallBiz, which was launched in the second quarter of 2004.
Platts’ news and pricing products experienced growth as a result of the increased need for market transparency due to the increase in crude oil prices and as U.S. energy markets continued to be affected by natural gas supplies. Increased customer demand for news and pricing products added to the subscriber base. The resulting revenue is recognized over the life of the related product subscriptions. Advertising in Aviation publications were down due to an absence of events compared to the prior year. The Singapore Air Show and Farnborough Air Show occurred in 2004, and the Paris Air Show occurred in 2005.
As of September 2005, total U.S. construction starts were up 8% versus prior year. Both residential building (up 13%) and non-building construction (up 8%) were higher than prior year, while U.S. nonresidential building was flat compared to the prior year. Display advertising pages in the construction publications increased. New McGraw-Hill Construction publications such as Constructor magazine and My House contributed to growth. In the first nine months of 2005, the Business-to-Business Group continued to make investments in the McGraw-Hill Construction Network to strengthen its effectiveness and efficiency. Increased competitive pressures negatively impacted Sweets file sales.
At the Broadcasting Group, the improved ratings position of the ABC network offset the loss of political advertising in the first nine months of 2005. A strong political issue advertising market in California helped offset the loss of prior year political advertising in other markets. Local advertising was strong. The service, automotive, leisure time and retailing categories of advertisers contributed to growth while the consumer products category was weak. The Broadcasting Group was also negatively impacted by a reduction in network compensation as a result of the renegotiation of affiliation agreements with the ABC network in the second quarter of 2005.
Liquidity and Capital Resources
The Company continues to maintain a strong financial position. The Company’s primary source of funds for operations is cash generated by operating activities. The Company’s core businesses have been strong cash generators. Income and consequently cash provided from operations during the year are significantly impacted by the seasonality of businesses, particularly educational publishing. This seasonality also impacts cash flow and related borrowing patterns. The Company’s cash flow is typically negative to neutral in the first half of the year and turns positive during the third and fourth quarters. Debt financing is used as necessary for acquisitions and for seasonal fluctuations in working capital. Cash and cash equivalents were $466.6 million at September 30, 2005, a decline of $214 million from December 31, 2004. The Company’s subsidiaries maintain cash balances at several financial institutions located throughout the world. These cash balances are subject to normal currency exchange fluctuations. At September 30, 2005 and 2004, the Company’s overseas cash balances totaled $339.6 million and $171.3 million, respectively. As a result of the American Jobs Creation Act of 2004, which was enacted on October 22, 2004, the Company is considering the repatriation of foreign earnings in the fourth quarter of 2005. This repatriation of funds is presently estimated to be between $200 million and $230 million. The Company expects that the incremental income tax on the repatriation will be approximately $10 million and dilute earnings per share by approximately $0.03 in the fourth quarter of 2005. (see Note 14).
Cash Flow
Operating Activities: Cash provided by operations was $897.3 million for 2005, as compared to $553.2 million in 2004. The change in cash provided from operating activities is primarily from strong operating results as well as an increase in income taxes payable as a result of tax payments in 2004. Prepaid assets increased in 2004 as a result of a tax receivable which was received in 2005.

Accounts receivable (before reserves) increased $373.4 million from the prior year-end primarily from the seasonality of the educational business. This increase compares to a $288.9 million increase in 2004 from the prior year-end. The increase in accounts receivable over the prior year is primarily attributable to the increase in adoption opportunities. Year-to-date, the number of days sales outstanding for continuing operations was consistent year over year. Inventories increased by $42.0 million from the end of 2004, primarily from the seasonality of the educational business. The increase in inventories and accounts receivable over prior year is primarily from the increase in adoption opportunities in 2005.
Income taxes payable increased by $180.2 million over the prior year-end. This increase compares to a $15.0 million increase in 2004 as a result of higher-than-usual tax payments made in the first quarter of 2004, but accrued at December 31, 2003. These payments are attributable to the gain on the sale of the Company’s 45% equity investment in Rock-McGraw, Inc. and a large international tax payment. Also included in the operating cash flow for the nine months ended September 30, 2004 is a $20.0 million non-cash reduction of the Company’s accrued income tax liability (see Note 12). The increase in 2005 income taxes payable is primarily due to the increase in the provision of taxes payable on income from continuing operations.
Investing Activities: Cash used for investing activities was $588.0 million in the first nine months of 2005, compared to $514.4 million in 2004. The change over the prior year is primarily due to an increase in the number and size of acquisitions in 2005 versus 2004. Proceeds received from dispositions increased primarily due to the disposition of Corporate Value Consulting on September 30, 2005.
Purchases of property and equipment totaled $72.7 million in 2005 compared with $90.5 million in 2004. 2005 spending primarily relates to investments in the Company’s distribution centers and facilities and technology related equipment. Included in 2004 purchases is the purchase of a corporate aircraft for approximately $32.8 million. The Company invested in a corporate aircraft shifting from the current charter aircraft approach to an ownership approach due in part to extensive international travel, as a result of the Company’s continued global expansion. For 2005, capital expenditures are expected to be approximately $130 million.
Additions to technology projects totaled $11.9 million in the first nine months of 2005 compared with $8.6 million in 2004. For 2005, additions to deferred technology projects are expected to be approximately $30 million.
Net prepublication costs decreased by $5.8 million from December 31, 2004, as amortization outpaced spending. Prepublication investment totaled $176.5 million as of September 30, 2005, $14.5 million more than the same period in 2004 reflecting the significant adoption opportunities in 2005 and beyond. Prepublication spending for 2005 is now expected to increase to approximately $250 million reflecting the significant adoption opportunities in key states in 2005 and beyond. The reduction in spending is the result of cost efficiencies.
Financing Activities: Cash used for financing activities was $507.9 million as of September 30, 2005 compared to $307.5 million in 2004. The difference is primarily attributable to the increase in the repurchase of treasury shares. On a settlement basis, cash was utilized to repurchase approximately 10 million of treasury shares for $444.3 million in 2005. In 2004, cash was utilized to repurchase approximately 7.1 million of treasury shares for $269.1 million on a settlement basis. Shares repurchased under the repurchase program were used for general corporate purposes, including the issuance of shares for stock compensation plans and to offset the dilutive effect of the exercise of employee stock options.

There were no commercial paper borrowings as of September 30, 2005 and 2004. The Company has a five-year revolving credit facility agreement of $1.2 billion that expires on July 20, 2009. The Company pays a facility fee of seven basis points on the credit facility whether or not amounts have been borrowed, and borrowings may be made at a spread of 13 basis points above the prevailing LIBOR rates. This spread increases to 18 basis points for borrowings exceeding 50% of the total capacity available under the facility. On July 5, 2005, the Company amended its credit facility to implement a materiality threshold for determining whether the effects of acquisitions and dispositions are included in the financial calculation for covenant reporting. The amended facility contains certain covenants, and the only financial covenant requires that the Company not exceed indebtedness to cash flow ratio, as defined, of 4 to 1 at any time. This restriction has never been exceeded. There were no borrowings under this agreement as of September 30, 2005 and 2004.
The Company also has the capacity to issue Extendible Commercial Notes (ECNs) of up to $240 million. ECNs replicate commercial paper, except that the Company has an option to extend the note beyond its initial redemption date to a maximum final maturity of 390 days. However, if exercised, such an extension is at a higher reset rate, which is at a predetermined spread over LIBOR and is related to the Company’s commercial paper rating at the time of extension. As a result of the extension option, no backup facilities for these borrowings are required. As is the case with commercial paper, ECNs have no financial covenants. There were no ECNs outstanding at September 30, 2005 and 2004.
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
On January 29, 2003, the Board of Directors approved a new share repurchase program authorizing the purchase of up to 30 million additional shares (post-split), which was approximately 7.8% of the total shares of the Company’s outstanding common stock. The repurchased shares may be used for general corporate purposes, including the issuance of shares in connection with the exercise of employee stock options. Purchases under this program may be made from time to time on the open market and in private transactions depending on market conditions. On January 26, 2005, the Company announced it would repurchase 6 to 10 million of its shares during 2005. On a trade date basis, the Company repurchased 10 million shares for $443.5 million in 2005 at an average price of approximately $44.35 per share on a post-split basis. Approximately 22.2 million shares on a post-split basis have been repurchased for $920.8 million at an average price of $41.39 under this program through September 30, 2005. On October 26, 2005, the Board of Directors approved the repurchase of up to 7.8 million additional shares which are the total number of shares remaining in the 30 million share repurchase program. The Company will purchase the shares over the coming months subject to market conditions.

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
The Company has naturally hedged positions in most countries with a local currency perspective with offsetting assets and liabilities. The gross amount of the Company’s foreign exchange balance sheet exposure from operations is $214.3 million as of September 30, 2005. Management has estimated using an undiversified value at risk analysis with 95% certainty that the foreign exchange gains and losses should not exceed $22.4 million over the next year based on the historical volatilities of the portfolio.
The Company’s net interest expense is sensitive to changes in the general level of U.S. interest rates. Based on average debt and investments outstanding over the past nine months, the following is the projected annual impact on interest expense on current operations:

Percent change in interest rates	Projected annual impact on operations
(+/-)	(millions)

1%	$2.24
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
As of September 30, 2005, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the U.S. Securities Exchange Act of 1934). Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2005.
Other Matters
There have been no changes in the Company’s internal controls over financial reporting during the most recent quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II
Other Information
Item 1. Legal Proceedings
A writ of summons was served on The McGraw-Hill Companies, SRL and on The McGraw-Hill Companies, SA (both indirect subsidiaries of the Company) on September 29, 2005 and October 7, 2005, respectively, in an action brought in the tribunal of Milan, Italy by Enrico Bondi (“Bondi”), the Extraordinary Commissioner of Parmalat Finanziaria S.p.A. and Parmalat S.p.A. (collectively, “Parmalat”). Bondi has brought numerous other lawsuits in both Italy and the United States against entities and individuals who had dealings with Parmalat. In this suit, Bondi claims that Standard & Poor’s, which had issued investment grade ratings of Parmalat until shortly before Parmalat’s collapse in December 2003, breached its duty to issue an independent and professional rating and negligently and knowingly assigned inflated ratings in order to retain Parmalat’s business. Alleging joint and several liability, Bondi claims damages of Euros 4,073,984,120 (representing the value of bonds issued by Parmalat and the rating fees paid by Parmalat) with interest, plus damages to be ascertained for Standard & Poor’s alleged complicity in aggravating Parmalat’s financial difficulties and/or for having contributed in bringing about Parmalat’s indebtedness towards its bondholders, and legal fees. The Company believes that Bondi’s allegations and claims for damages lack legal or factual merit and intends to vigorously contest the action.
In addition, in the normal course of business both in the United States and abroad, the Company and its subsidiaries are defendants in numerous legal proceedings and are involved, from time to time, in governmental and self-regulatory agency proceedings, which may result in adverse judgments, damages, fines or penalties. Also, various governmental and self-regulatory agencies regularly make inquiries and conduct investigations concerning compliance with applicable laws and regulations. Based on information currently known by the Company’s management, the Company does not believe that any pending legal, governmental or self-regulatory proceedings or investigations will result in a material adverse effect on its financial condition or results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information on purchases made by the Company of its outstanding common stock during the third quarter of 2005 pursuant to the stock repurchase program authorized on January 29, 2003 by the Board of Directors (column c). The stock repurchase program authorizes the purchase of up to 30 million additional shares (post-split), which was approximately 7.8% of the total shares of the Company’s outstanding common stock as of January 29, 2003. The repurchase program has no expiration date. The repurchased shares may be used for general corporate purposes, including the issuance of shares in connection with the exercise of employee stock options. Purchases under this program may be made from time to time on the open market and in private transactions, depending on market conditions. In addition to purchases under the 2003 stock repurchase program, the number of shares in column (a) include; 1) shares of common stock that are tendered to the Registrant to satisfy the employees’ tax withholding obligations in connection with the vesting of awards of restricted performance shares (such shares are repurchased by the Registrant based on their fair market value on the vesting date), and 2) shares of the Registrant deemed surrendered to the Registrant to pay the exercise price and to satisfy the employees’ tax withholding obligations in connection with the exercise of employee stock options.

There were no other share repurchases during the quarter outside the stock repurchases noted below:

			(c)Total Number of	(d)Maximum Number
			Shares Purchased as	of Shares that may
	(a)Total Number of		Part of Publicly	yet be Purchased
	Shares Purchased	(b)Average Price	Announced Programs	Under the Programs
Period	(in millions)	Paid per Share	(in millions)	(in millions)
(July 1 — July 31, 2005)	—	—	—	8.6
(Aug. 1 — Aug. 31, 2005)	0.1	$47.29	—	8.6
(Sept. 1 — Sept. 30, 2005)	1.6	$47.62	0.8	7.8

Total — Qtr	1.7	$47.58	0.8	7.8

Item 6. Exhibits
(12)	Computation of Ratio of Earnings to Fixed Charges

(15)	Letter on Unaudited Interim Financials

(31.1)	Quarterly Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)	Quarterly Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Quarterly Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(99)	Amendment to Rights Agreement, dated as of July 27, 2005, by and between the Registrant and The Bank of New York, as Rights Agent, incorporated by reference from Form 8-A/A filed August 3, 2005

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MCGRAW-HILL COMPANIES, INC.

Date: October 28, 2005	By	/s/ Robert J. Bahash

Robert J. Bahash Executive Vice President and Chief Financial Officer

Date: October 28, 2005	By	/s/ Kenneth M. Vittor

Kenneth M. Vittor Executive Vice President and General Counsel

Date: October 28, 2005	By	/s/ Talia M. Griep

Talia M. Griep Corporate Controller and Senior Vice President, Global Business Services