Form 10-K
period 2005-12-31
MCGRAW-HILL COMPANIES INC
filed 2006-02-24
CIK 64040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                         to
Commission file number 1-1023
THE MCGRAW-HILL COMPANIES, INC.
(Exact name of registrant as specified in its charter)

New York	13-1026995

State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	(Identification No.)

1221 AVENUE OF THE AMERICAS, NEW YORK, N.Y.	10020

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (212) 512-2000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

New York Stock Exchange
Common Stock — $1 par value	Pacific Stock Exchange
Securities registered pursuant to section 12(g) of the Act:
NONE

(Title of class)

(Title of class)
     Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☑Yes           ☐No
     Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ Yes            ☑No
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☑ Yes            ☐No
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.            ☐
     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12-b-2 of the Exchange Act. (Check one):
☑Large accelerated filer                     ☐Accelerated filer                     ☐Non-accelerated filer
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12-b-2 of the Act).
☐Yes            ☑No
     The aggregate market value of voting stock held by non-affiliates of the Registrant as of the last business day of the second fiscal quarter ended June 30, 2005, was $16,535,329,734, based on the closing price of the common stock as reported on the New York Stock Exchange of $44.25 per common share. For purposes of this calculation, it is assumed that directors, executive officers and beneficial owners of more than 10% of the registrant outstanding stock are affiliates.
     The number of shares of common stock of the Registrant outstanding as of February 10, 2006 was 367,181,996 shares.
     Part I, Part II and Part III incorporate information by reference from the Annual Report to Shareholders for the year ended December 31, 2005. Part III incorporates information by reference from the definitive proxy statement mailed to shareholders March 20, 2006 for the annual meeting of shareholders to be held on April 26, 2006.

PART I
Item 1. Business
The McGraw-Hill Companies, Inc. (The Registrant or the Company), incorporated in December 1925, is a leading global information services provider serving the financial services, education and business information markets with information products and services. Other markets include energy, construction, aerospace and defense, and marketing information services. The Company serves its customers through a broad range of distribution channels, including printed books, magazines and newsletters, online via Internet Web sites and digital platforms, through wireless and traditional on-air broadcasting, and through a variety of conferences and trade shows.
The Registrant’s 19,600 employees are located worldwide. They perform the vital functions of analyzing the nature of changing demands for information and of channeling the resources necessary to fill those demands. By virtue of the numerous copyrights and licensing, trademark, and other agreements, which are essential to such a business, the Registrant is able to collect, compile, and disseminate this information. All book manufacturing and magazine printing is handled through a number of independent contractors. The Registrant’s principal raw material is paper, and the Registrant has assured sources of supply, at competitive prices, adequate for its business needs.
Descriptions of the Company’s principal products, broad services and markets, and significant achievements are hereby incorporated by reference from Exhibit (13), pages 16 and 17, containing textual material of the Registrant’s 2005 Annual Report to Shareholders.
The Registrant has an investor kit available online and in print that includes the current (and prior years) Annual Report, Proxy Statement, Form 10-Qs, Form 10-K, all filings through EDGAR with the Securities and Exchange Commission, the current earnings release and information with respect to the Dividend Reinvestment and Direct Stock Purchase Program. For online access go to www.mcgraw-hill.com/investor_relations and click on Digital Investor Kit. Requests for printed copies, free of charge, can be e-mailed to investor_relations@mcgraw-hill.com or mailed to Investor Relations, The McGraw-Hill Companies, Inc., 1221 Avenue of the Americas, New York, NY 10020-1095. You can call Investor Relations toll free at 866-436-8502.
The Registrant has adopted a Code of Ethics for the Company’s Chief Executive Officer and Senior Financial Officers that applies to its chief executive officer, chief financial officer, and chief accounting officer. To access such code, go to the Corporate Governance section of the Company’s Investor Relations Web site at www.mcgraw-hill.com/investor_relations. Any waivers that may in the future be granted from such Code will be posted at such Web site address. In addition to its Code of Ethics for the Chief Executive Officer and Senior Financial Officers noted above, the following topics may be found on the Registrant’s Web site at the above Web site address:
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
You may also read and copy materials that the Company has filed with the Securities and Exchange Commission (SEC) at the SEC’s public reference room located at 450 Fifth Street, N.W., Room 1024, Washington, D.C. 20549. Please call the Commission at 1-800-SEC-0330 for further information on the public reference room. In addition, the Company’s filings with the Commission are available to the public on the Commission’s Web site at www.sec.gov. Several years of SEC filings are also available at the Company’s Investor Relations Web site. Go to www.mcgraw-hill.com/investor_relations and click on the SEC Filings link.
Certifications
The Company has filed the required certifications under Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 31.2 to our annual report on Form 10-K for the fiscal year ended December 31, 2005. After the 2006 Annual Meeting of Shareholders, the Company intends to file with the New York Stock Exchange the CEO certification regarding the Company’s compliance with the NYSE’s corporate governance listing standards as required by NYSE rule 303A. 12. Last year, the Company filed this CEO certification with the NYSE on May 6, 2005.
Information as to Operating Segments
The relative contribution of the operating segments of the Registrant and its subsidiaries to operating revenue, operating profit, long-lived assets and geographic information for the three years ended December 31, 2005, are included in Exhibit (13), on pages 56 and 57 in the Registrant’s 2005 Annual Report to Shareholders and is hereby incorporated by reference.
Item 1a.  Risk Factors
As required the Company is providing the following cautionary statements which identify factors that could cause the Company’s actual results to differ materially from historical and expected results. It is not possible to foresee or identify all such factors. Investors should not consider this list an exhaustive statement of all risks and uncertainties.
•	Historical Growth Rates

Continuance of the Company’s historical growth rate depends upon a number of uncertain events including the outcome of the Company’s strategies of expanding its penetration in global markets, introduction of new products and services, and acquisitions. Difficulties, delays or failure of the Company’s strategies could cause the future growth of the Company to differ materially from its historical growth rate.

•	Changes in the Volume of Debt Securities Issued in Domestic and/or Global Capital Markets and Changes in Interest Rates and Other Volatility in the Financial Markets

The Company’s results could be adversely affected by a reduction in the volume of debt securities issued in domestic and/or global capital markets. Unfavorable financial or economic conditions that either reduce investor demand for debt securities or reduce issuers’ willingness or ability to issue such securities could reduce the number and dollar volume of debt issuance for which Standard & Poor’s provides ratings services. In addition, increases in interest rates or credit spreads, volatility in financial markets or the interest rate environment, significant political or economic events, defaults of significant issuers and other market and economic factors may negatively impact the general level of debt issuance, the debt issuance plans of certain categories of borrowers, and/or the types of credit-sensitive products being offered. A sustained period of market decline or weakness could also have a material adverse effect on the Company’s results.
•	Changes in Educational Funding

The Company’s U.S. educational textbook and testing businesses may be adversely affected by changes in state educational funding as a result of changes in legislation, both at the federal and state level, changes in the state procurement process and changes in the condition of the local, state or U.S. economy. While in the past few years the availability of state and federal funding for elementary and high school education has improved due to legislative mandates such as No Child Left Behind (NCLB) and Reading First, future changes in the state and local tax base could create an unfavorable environment, leading to state budget issues resulting in a decrease in educational funding.

•	Cyclical Nature of Customers’ Businesses

A significant portion of the Company’s sales are to customers in educational markets. The School Education Group and the industry it serves are influenced strongly by the magnitude and timing of state adoption opportunities. Approximately 20 states currently use an adoption process to purchase textbooks. In the remaining states, known as “open territories”, textbooks are purchased independently by local district or individual schools. The 2006 adoption market is projected to decline 25% compared to 2005 which was one of the largest new state adoptions in the last decade. While the adoption opportunities in 2007 and beyond are expected to increase there is no guarantee that the Company will be successful in the new state adoption market.

•	Changes in the Global Advertising Markets / Affiliation Agreements

Advertising is a significant source of revenue in the Information & Media segment. In general, demand for advertising tends to correlate with changes in the level of economic activity in the United States and in the markets the Company serves. In addition, world, national and local events may affect advertising demand. Competition from other forms of media such as other magazines, broadcasters and Web sites, affects the Company’s ability to attract and retain advertisers. In addition, significant changes in the Company’s network affiliation agreements could affect the profitability of the Company’s broadcasting operations.

•	Possible Loss of Market Share or Revenue Through Competition or Regulation

The market for credit ratings as well as research, investment and advisory services is very competitive. The Financial Services segment competes domestically and internationally on the basis of a number of factors, including quality of ratings, research and investment advice, client service, reputation, price, geographic scope, range of products and services, and technological innovation. In addition, in some of the countries in which Standard & Poor’s competes, governments may provide financial or other support to locally-based rating agencies and may from time to time establish official credit rating agencies, credit ratings criteria or procedures for evaluating local issuers. The financial services industry is also subject to the potential for increasing regulation in the United States and abroad. The businesses conducted by the Financial Services segment are in certain cases regulated under the U.S. Investment Advisers Act of 1940, the U.S. Securities Exchange Act of 1934, the National Association of Securities Dealers and/or the laws of the states or other jurisdictions in which they conduct business. In the past several years the Securities and Exchange Commission (SEC), the European Commission, through the Committee of European Securities Regulators (CESR) and the International Organization of Securities Commissions (IOSCO), a global group of securities commissioners, have been reviewing the role of rating agencies and their processes and the need for greater oversight or regulations concerning the issuance of credit ratings or the activities of credit rating agencies. In addition, European Union member states are in the process of implementing the European Commission’s Market Abuse Directive which, depending on how the Directive is implemented, could affect rating agencies’ communications with issuers as part of the rating process. Local, national and multinational bodies have considered and adopted other legislation and regulations relating to credit rating agencies from time to time and are likely to continue to do so in the future. The Company does not believe that any new or currently proposed legislation, regulations or judicial determinations would have a materially adverse effect on its financial condition or results of operations. However, new legislation, regulations or judicial determinations applicable to credit rating agencies in the United States and abroad could affect the competitive position of Standard & Poor’s ratings services. Additional information on the SEC’s activities regarding rating agencies is provided in the Management’s Discussion and Analysis section of the Company’s 2005 Annual Report to Shareholders.
•	Broadcasting Regulations

The Company’s broadcast stations are subject to regulatory developments that may affect their future profitability. All television stations are subject to Federal Communication Commission (“FCC”) regulation. Television stations broadcast under licenses that are generally granted and renewed for a period of eight years. The FCC regulates television station operations in several ways, including, but not limited to, employment practices, political advertising, indecency and obscenity, sponsorship identification, children’s programming, issue-responsive programming, signal carriage, ownership, and engineering, transmissions, antenna and other technical matters.

•	Introduction of New Products or Technologies

The Company operates in highly competitive markets that are subject to rapid change, and the Company must continue to invest and adapt to remain competitive. There are substantial uncertainties associated with the Company’s efforts to develop new products and services for the markets it serves. The Company makes significant investments in new products and services that may not be profitable and even if they are profitable, operating margins for new products and businesses may be lower than the margins the Company has experienced historically.

•	Operating Costs and Expenses

The Company’s major expense categories include employee compensation and printing, paper, and distribution costs for product-related manufacturing. The Company offers its employees competitive salary and benefit packages in order to attract and retain the quality employees required to grow and expand its businesses. Compensation costs are influenced by general economic factors, including those affecting the cost of health insurance and postretirement benefits, and any trends specific to the employee skill sets the Company requires. In addition, the Company’s reported earnings may be adversely affected by changes in pension costs and funding requirements due to poor investment returns and/or changes in pension regulations. Paper prices fluctuate based on the worldwide demand and supply for paper in general and for the specific types of paper used by the Company. The Company’s overall paper price increase is currently limited due to negotiated price reductions, long-term agreements, and short-term price caps for a portion of paper purchases that are not protected by long-term agreements. The Company’s publications are printed by third parties. The Company typically has multi-year contracts for the production of magazines and books, a practice which reduces price fluctuations over the contract term. Any significant increase in these costs could adversely affect the Company’s results of operations.

•	Protection of Intellectual Property Rights

The Company’s products comprise intellectual property delivered through a variety of media, including print, broadcast and digital. The ability to achieve anticipated results depends in part on the Company’s ability to defend its intellectual property against infringement. The Company’s operating results may be adversely affected by inadequate legal and technological protections for intellectual property and proprietary rights in some jurisdictions and markets.

•	Exposure to Litigation

The Company is involved in legal actions and claims arising in the ordinary course of business. In addition, the Company may face exposure from parties claiming damages as a result of Standard & Poor’s rating opinions. Due to the inherent uncertainty of the litigation process, the resolution of any particular legal proceeding could have a material effect on the Company’s financial position and results of operations.

•	Risk of Doing Business Abroad

As the Company expands its operations overseas, it faces the increased risks of doing business abroad, including inflation, fluctuation in interest rates and currency exchange rates, changes in applicable laws and regulatory requirements, export and import restrictions, tariffs, nationalization, expropriation, limits on repatriation of funds, civil unrest, terrorism, unstable governments and legal systems, and other factors. Adverse developments in any of these areas could cause actual results to differ materially from historical and/or expected operating results.
Item 1b.  Unresolved Staff Comments
None

Item 2. Properties
The Registrant leases office facilities at 279 locations: 182 are in the United States. In addition, the Registrant owns real property at 19 locations, of which 10 are in the United States. The principal facilities of the Registrant are as follows:

	Owned	Square
	or	Feet
Locations	Leased	(thousands)	Business Unit
Domestic New York, NY 1221 Avenue of the Americas	leased	420	Various Units

New York, NY 55 Water Street	leased	1,010	Standard & Poor’s

New York, NY 2 Penn Plaza	leased	534	Various Units Some space subleased to non-MH tenants

New York, NY 22 Cortland Street	leased	17	Financial Services

Hightstown, NJ Office & Data Center Warehouse	owned	424 407	Various Units Vacant

Blacklick, OH Book Distr. Ctr. Office	owned	558 73	Various Units

DeSoto, TX Book Distr. Ctr.	leased	382	Distribution

DeSoto, TX Assembly Plant	leased	418	Distribution

Dubuque, IA Book Distr. Ctr. Office and Warehouse	owned	331 104 277	McGraw-Hill Education McGraw-Hill Education Some space subleased to non-MH tenants

Groveport, OH Warehouse	leased	506	Distribution

Ashland, OH	leased	602	Distribution

Columbus, OH	owned	170	School Division of McGraw-Hill Education

Monterey, CA	owned	215	CTB Division of McGraw-Hill Education

Centennial, CO	owned	133	Financial Services

Lexington, MA	leased	122	Various Units Some space subleased to non-MH tenants

Burr Ridge, IL	leased	140	Various Units Some space subleased to non-MH tenants

	Owned	Square
	or	Feet
Locations	Leased	(thousands)	Business Unit
Denver, CO	owned	88	Broadcasting

Indianapolis, IN	owned	54	Broadcasting

Indianapolis, IN	leased	127	CTB Division of McGraw-Hill Education

Washington, DC	leased	73	Various Units

Chicago, IL	leased	153	Various Units

Mather, CA	leased	56	CTB Division of McGraw-Hill Education

Salinas, CA	leased	79	CTB Division of McGraw-Hill Education

Salinas, CA	leased	98	Various Units

Westlake Village, CA	leased	93	J.D. Power and Associates

Troy, MI	leased	41	J.D. Power and Associates

Foreign
Whitby, Canada	owned
Office		80	McGraw-Hill Ryerson, Ltd.
Book Distr. Ctr.		80	Some space subleased to non-MH tenants

Jurong, Singapore Office	leased	92	Various Units Some space subleased to non-MH tenants

Canary Wharf, London	leased	266	Various Units

Maidenhead, England	leased	83	McGraw-Hill International (U.K.) Ltd.

Tokyo, Japan	leased	31	Various Units

Madrid, Spain	leased	102	McGraw-Hill Education

Cautitlan, Mexico	leased	96	Various Units

Mexico City, Mexico	leased	37	Various Units

Ameerpet, India	leased	33	Financial Services

New Delhi, India	leased	35	McGraw-Hill Tata Publishing Co.
During 2005, new additions include locations in California and Michigan due to the acquisition of J.D. Power and Associates, and India due to the CRISIL Limited acquisition.
During 2004, relocations took place internationally in London, Paris, Tokyo and Beijing. New additions also include new locations in India and New York due to the acquisition of Capital IQ, a location in New York City due to The Grow Network acquisition and a new distribution center in Groveport, Ohio.
Effective March 2003, CB Richard Ellis took over the management of 40 U.S. facilities. CB Richard Ellis partnered with IKON (mail, reprographics) and EMCOR (facilities maintenance) to fulfill the agreement. In January 2006, CB Richard Ellis took over the management of our international facilities.

In January 2006, the office and warehouse location in Dubuque, IA was sold. The Company remains a tenant at this location.
Item 3. Legal Proceedings
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
Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of Registrant’s security holders during the last quarter of the period covered by this Report.

Executive Officers of the Registrant

Name	Age	Position
Harold McGraw III	57	Chairman of the Board,
		President and Chief Executive Officer

Robert J. Bahash	60	Executive Vice President and
		Chief Financial Officer

Bruce D. Marcus	57	Executive Vice President and
		Chief Information Officer

David L. Murphy	60	Executive Vice President, Human Resources

Deven Sharma	50	Executive Vice President, Global Strategy

Kenneth M. Vittor	56	Executive Vice President and General Counsel

David B. Stafford	43	Senior Vice President, Corporate Affairs
		and Executive Assistant to the
		Chairman, President and
		Chief Executive Officer

Talia M. Griep	43	Corporate Controller
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
Mr. Marcus, prior to becoming an officer of the Registrant on January 19, 2005, was Senior Vice President, Enterprise Systems, with responsibility for systems development across the Company. Prior to that, he was Vice President, Business Operations and Technology for Platts.
Mr. Stafford, prior to becoming an officer of the Registrant on February 2, 2006, was Associate General Counsel in the Company’s Legal Department.

PART II
Item 5. Market for the Registrant’s Common Stock and Related Stockholder Matters and Issuer Purchases of Equity Securities
On February 10, 2006, the closing price of the Registrant’s common stock was $53.43 per share as reported on the New York Stock Exchange. The approximate number of record holders of the Registrant’s common stock as of February 10, 2006 was 5,204.

	2005	2004
Dividends per share of common stock (post-split):
$0.165 per quarter in 2005	$0.66
$0.15 per quarter in 2004		$0.60
The following table provides information on purchases made by the Company of its outstanding common stock during the fourth quarter of 2005 pursuant to the stock repurchase program authorized on January 29, 2003 by the Board of Directors (column c). The stock repurchase program authorizes the purchase of up to 30 million additional shares (post-split), which was approximately 7.8% of the total shares of the Company’s outstanding common stock as of January 29, 2003. The repurchase program has no expiration date. The repurchased shares may be used for general corporate purposes, including the issuance of shares in connection with the exercise of employee stock options. Purchases under this program may be made from time to time on the open market and in private transactions, depending on market conditions. In addition to purchases under the 2003 stock repurchase program, the number of shares in column (a) include; 1) shares of common stock that are tendered to the Registrant to satisfy the employees’ tax withholding obligations in connection with the vesting of awards of restricted performance shares (such shares are repurchased by the Registrant based on their fair market value on the vesting date), and 2) shares of the Registrant deemed surrendered to the Registrant to pay the exercise price and to satisfy the employees’ tax withholding obligations in connection with the exercise of employee stock options. There were no other share repurchases during the quarter outside the stock repurchases noted below:

			(c)Total Number of	(d) Maximum Number
			Shares Purchased as	of Shares that may
	(a)Total Number of		Part of Publicly	yet be Purchased
	Shares Purchased	(b)Average Price	Announced Programs	Under the Programs
Period	(in millions)	Paid per Share	(in millions)	(in millions)
(Oct. 1 - Oct. 31, 2005)	—	—	—	7.8
(Nov. 1 - Nov. 30, 2005)	2.9	$52.07	2.6	5.2
(Dec. 1 - Dec. 31, 2005)	1.9	$53.12	1.8	3.4

Total — Qtr	4.8	$52.46	4.4	3.4

Information concerning the high and low stock price of the Registrant’s common stock on the New York Stock Exchange is incorporated herein by reference from Exhibit (13), from page 72 of the 2005 Annual Report to Shareholders.
Item 6. Selected Financial Data
Incorporated herein by reference from Exhibit (13), from the 2005 Annual Report to Shareholders, page 70 and page 71.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Incorporated herein by reference from Exhibit (13), from the 2005 Annual Report to Shareholders, pages 21 to 46.

Item 7a. Quantitative and Qualitative Disclosure about Market Risk
Incorporated herein by reference from Exhibit (13), from the 2005 Annual Report to Shareholders, page 45.
Item 8.   Consolidated Financial Statements and Supplementary Data
Incorporated herein by reference from Exhibit (13), from the 2005 Annual Report to Shareholders, pages 47 to 69.
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
As of December 31, 2005, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the U.S. Securities Exchange Act of 1934). Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2005.
Management’s Annual Report on Internal Control Over Financial Reporting
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (Section 404) and as defined in Rules 13a-15(f) under the U.S. Securities Exchange Act of 1934, management is required to provide the following report on the Company’s internal control over financial reporting:
1.	The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.

2.	The Company’s management has evaluated the system of internal control using the Committee of Sponsoring Organizations of the Treadway Commission (COSO) framework. Management has selected the COSO framework for its evaluation as it is a control framework recognized by the SEC and the Public Company Accounting Oversight Board that is free from bias, permits reasonably consistent qualitative and quantitative measurement of the Company’s internal controls, is sufficiently complete so that relevant controls are not omitted and is relevant to an evaluation of internal controls over financial reporting.

3.	Based on management’s evaluation under this framework, we have concluded that the Company’s internal controls over financial reporting were effective as of December 31, 2005. There are no material weaknesses in the Company’s internal control over financial reporting that have been identified by management.

4.	The Company’s independent registered public accounting firm, Ernst & Young LLP, have audited the consolidated financial statements of the Company for the year ended December 31, 2005, and have issued their reports on the financial statements and management’s assessment as to the effectiveness of internal controls over financial reporting under Auditing Standard No. 2 of the Public Company Accounting Oversight Board. These reports are located on pages 67 and 68 of the 2005 Annual Report to Shareholders.
Other Matters
There have been no changes in the Company’s internal controls over financial reporting during the most recent quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9b.  Other Information
None
PART III
Item 10.  Directors and Executive Officers of the Registrant
Incorporated herein by reference from the Registrant’s definitive proxy statement dated March 20, 2006 for the annual meeting of shareholders to be held on April 26, 2006.
Item 11.  Executive Compensation
Incorporated herein by reference from the Registrant’s definitive proxy statement dated March 20, 2006 for the annual meeting of shareholders to be held on April 26, 2006.
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Incorporated herein by reference from the Registrant’s definitive proxy statement dated March 20, 2006 for the annual meeting of shareholders to be held April 26, 2006.

     The following table details the Registrant’s equity compensation plans as of December 31, 2005:

2005
Equity Compensation Plan Information
	(a)		(b)	(c)
Number of securities
	Number of			remaining available
	securities to be			for future issuance
	issued upon		Weighted-average	under equity
	exercise of		exercise price of	compensation plans
	outstanding		outstanding	(excluding securities
	options, warrants		options, warrants	reflected
Plan Category	and rights		and rights	in column (a))
Equity compensation plans approved by security holders	42,365,100		$35.0311	19,681,416

Equity compensation plans not approved by security holders	0		0	0

Total	42,365,100	(1)	$35.0311	19,681,416	(2)(3)

(1)	Included in this number are 42,191,062 shares to be issued upon exercise of outstanding options under the Company’s Stock Incentive Plans and 174,038 deferred units already credited but to be issued under the Director Deferred Stock Ownership Plan.

(2)	Included in this number are 566,848 shares reserved for issuance under the Director Deferred Stock Ownership Plan. The remaining 19,114,568 shares are reserved for issuance under the 2002 Stock Incentive Plan (the “2002 Plan”) for Performance Stock, Restricted Stock, Other Stock-Based Awards, Nonqualified Stock Options and Stock Appreciation Rights (“SARs”).

(3)	Under the terms of the 2002 Plan, shares subject to an award (other than a stock option, SAR, or dividend equivalent) or shares paid in settlement of a dividend equivalent reduce the number of shares available under the 2002 Plan by one share for each such share granted or paid; shares subject to a stock option or SAR reduce the number of shares available under the 2002 Plan by one-third of a share for each such share granted. The 2002 Plan stipulates that in no case, as a result of such share counting, may more than 19,000,000 shares of stock be issued thereunder. Accordingly, for purposes of setting forth the figures in this column, the base figure from which issuances of stock awards are deducted, is deemed to be 19,000,000 shares for the 2002 Plan plus shares reserved for grant immediately prior to the amendments to the 2002 Plan of April 28, 2004.

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
Item 13. Certain Relationships and Related Transactions
Incorporated herein by reference from the Registrant’s definitive proxy statement dated March 20, 2006 for the annual meeting of shareholders to be held April 26, 2006.
Item 14. Principal Accounting Fees and Services
During the year ended December 31, 2005, Ernst & Young LLP audited the consolidated financial statements of the Corporation and its subsidiaries.
Incorporated herein by reference from the Registrant’s definitive proxy statement dated March 20, 2006 for the annual meeting of shareholders to be held April 26, 2006.
Item 15. Exhibits and Financial Statement Schedules

(a) 1.	Financial Statements

The Index to Financial Statements and Financial Statement Schedule on Page 15 is incorporated herein by reference as the list of financial statements required as part of this report.

2.	Financial Statement Schedules

The Index to Financial Statements and Financial Statement Schedule on Page 15 is incorporated herein by reference as the list of financial statements required as part of this report.

3.	Exhibits

The exhibits filed as part of this annual report on Form 10-K are listed in the Exhibit Index on pages 20-22, immediately preceding such Exhibits, and such Exhibit Index is incorporated herein by reference.

The McGraw-Hill Companies
Index to Financial Statements,
Financial Statement Schedules and Exhibits

	Reference
		Annual Report
	Form	to Share-
	10-K	holders (page)
Data incorporated by reference from Annual Report to Shareholders:

Report of Management		66

Report of Independent Registered Public Accounting Firm		67

Report of Independent Registered Public Accounting Firm		68

Consolidated balance sheet at December 31, 2005 and 2004		48-49

Consolidated statement of income for each of the three years in the period ended December 31, 2005		47

Consolidated statement of cash flows for each of the three years in the period ended December 31, 2005		50

Consolidated statement of shareholders’ equity for each of the three years in the period ended December 31, 2005		51

Notes to consolidated financial statements		52-65

Quarterly financial information		69

Financial Statement Schedule:

Consolidated schedule for each of the three years in the period ended December 31, 2005

II — Reserves for doubtful accounts and sales returns	16

Consent of Independent Registered Public Accounting Firm	Exhibit 23
All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.
The financial statements listed in the above index which are included in the annual report to shareholders for the year ended December 31, 2005 are hereby incorporated by reference in Exhibit (13). With the exception of the pages listed in the above index, the 2005 annual report to shareholders is not to be deemed filed as part of Item 15 (a)(1).

THE McGRAW-HILL COMPANIES, INC.
SCHEDULE II — RESERVES FOR DOUBTFUL ACCOUNTS AND SALES RETURNS
(Thousands of dollars)

		Additions/
	Balance at	(deductions)			Balance
	beginning	charged			at end
	of year	to income	Deductions	Other	of year
			(B)	(C)
Year ended 12/31/05
Allowance for doubtful accounts	$80,570	$18,896	$23,044	$(2,026)	$74,396
Allowance for returns(A)	178,128	9,220	—	—	187,348

	$258,698	$28,116	$23,044	$(2,026)	$261,744

Year ended 12/31/04
Allowance for doubtful accounts	$103,996	$7,796	$29,309	$(1,913)	$80,570
Allowance for returns(A)	187,621	(7,448)	—	(2,045)	178,128

	$291,617	$348	$29,309	$(3,958)	$258,698

Year ended 12/31/03
Allowance for doubtful accounts	$105,532	$29,840	$31,376	$—	$103,996
Allowance for returns(A)	188,267	(646)	—	—	187,621

	$293,799	$29,194	$31,376	$—	$291,617

(A)	In 2005, the prior year balance sheets were restated to reflect a reclassification. This reclassification was related to the accounting for sales returns and impacted net accounts receivable, inventory and accrued royalties. The impact resulted in an increase in the allowance for sales returns of $49.0 million, $51.8 million and $52.7 million in 2004, 2003, and 2002, respectively.

(B)	Accounts written off, less recoveries.

(C)	In 2005, amounts primarily relate to the disposition of Corporate Value Consulting and the acquisitions of J.D. Power and Associates and Vista Research, Inc. In 2004, amounts primarily relate to the disposition of the Juvenile Retail Publishing business and the acquisitions of Capital IQ and Grow Network.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.
The McGraw-Hill Companies, Inc.
     Registrant

By:
/s/ Kenneth M. Vittor

Kenneth M. Vittor
Executive Vice President and
General Counsel
February 24, 2006
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on February 24, 2006 on behalf of Registrant by the following persons who signed in the capacities as set forth below under their respective names. Registrant’s board of directors is comprised of eleven members and the signatures set forth below of individual board members, constitute at least a majority of such board.

/s/ Harold W. McGraw III

Harold W. McGraw III
Chairman, President and
Chief Executive Officer

/s/ Robert J. Bahash

Robert J. Bahash
Executive Vice President and
Chief Financial Officer

/s/ Talia M. Griep

Talia M. Griep
Corporate Controller
and Senior Vice President,
Global Business Services
/s/ Pedro Aspe

Pedro Aspe
Director
/s/ Sir Winfried F. W. Bischoff

Sir Winfried F. W. Bischoff
Director
/s/ Douglas N. Daft

Douglas N. Daft
Director
/s/ Linda Koch Lorimer

Linda Koch Lorimer
Director
/s/ Robert P. McGraw

Robert P. McGraw
Director
/s/ Hilda Ochoa-Brillembourg

Hilda Ochoa-Brillembourg
Director

/s/ James H. Ross

James H. Ross
Director
/s/ Edward B. Rust, Jr.

Edward B. Rust, Jr.
Director
/s/ Kurt L. Schmoke

Kurt L. Schmoke
Director
/s/ Sidney Taurel

Sidney Taurel
Director

Exhibit
Number	Exhibit Index
(3)	Articles of Incorporation of Registrant, incorporated by reference from Registrant’s Form 8-K filed April 27, 2005.

(3)	By-laws of Registrant, incorporated by reference from Registrant’s Form 10-Q for the quarter ended March 31, 2000.

(10.1)	Indenture dated as of June 15, 1990 between the Registrant, as issuer, and The Bank of New York, as trustee, incorporated by reference from Registrant’s Form SE filed August 3, 1990 in connection with Registrant’s Form 10-Q for the quarter ended June 30, 1990.

(10.2)	Instrument defining the rights of security holders, certificate setting forth the terms of the Registrant’s Medium-Term Notes, Series A, incorporated by reference from Registrant’s Form SE filed November 15, 1990 in connection with Registrant’s Form 10-Q for the Quarter ended September 30, 1990.

(10.3)	Form of Indemnification Agreement between Registrant and each of its directors and certain of its executive officers, incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 2004.

(10.4)*	Registrant’s 1987 Key Employee Stock Incentive Plan, incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 1993.

(10.5)*	Registrant’s Amended and Restated 1993 Employee Stock Incentive Plan, incorporated by reference from Registrant’s Proxy Statement dated March 23, 2000.

(10.6)*	Registrant’s Amended and Restated 2002 Stock Incentive Plan, incorporated by reference from Registrant’s Proxy Statement dated March 22, 2004.

(10.7)*	Form of Restricted Performance Share Terms and Conditions, incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 2004.

(10.8)*	Form of Restricted Performance Share Award, incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 2004.

(10.9)*	Form of Stock Option Award, incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 2004.

(10.10)*	Registrant’s Key Executive Short Term Incentive Compensation Plan, as amended and restated effective as of January 1, 2005, incorporated by reference from Registrant’s Proxy Statement dated March 21, 2005.

(10.11)*	Registrant’s Key Executive Short-Term Incentive Deferred Compensation Plan, incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 2002.

(10.12)*	Registrant’s Executive Deferred Compensation Plan, incorporated by reference from Registrant’s Form SE filed March 28, 1991 and in connection with Registrant’s Form 10-K for the fiscal year ended December 31, 1990.

(10.13)*	Registrant’s Management Severance Plan, as amended and restated as of October 23, 2003, incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 2004.

(10.14)*	Registrant’s Executive Severance Plan, as amended and restated as of October 23, 2003, incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 2004.

(10.15)*	Registrant’s Senior Executive Severance Plan, incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 2002.

(10.16)	$1,200,000 Five-Year Credit Agreement dated as of July 20, 2004 among the Registrant, the lenders listed therein, and JP Morgan Chase Bank, as administrative agent, incorporated by reference from The Registrant’s Form 8-K dated July 22, 2004.

(10.17)*	Registrant’s Employee Retirement Account Plan Supplement, including amendments adopted through April 26, 2000, incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 2004.

(10.18)*	Registrant’s Employee Retirement Plan Supplement, as amended December 20, 2005.

(10.19)*	Registrant’s Savings Incentive Plan Supplement, as amended and restated as of January 1, 2004, incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 2004.

(10.20)*	Registrant’s Management Supplemental Death and Disability Benefits Plan, as amended January 24, 2006.

(10.21)*	Registrant’s Senior Executive Supplemental Death, Disability & Retirement Benefits Plan, as amended January 24, 2006.

(10.22)*	Resolutions amending certain of Registrant’s equity and compensation plans, as adopted on February 23, 2000, with respect to definitions of “Cause” and “Change of Control” contained therein, incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 2000.

(10.23)*	Registrant’s Director Retirement Plan, incorporated by reference from Registrant’s Form SE filed March 29, 1990 in connection with Registrant’s Form 10-K for the fiscal year ended December 31, 1989.

(10.24)*	Resolutions Freezing Existing Benefits and Terminating Additional Benefits under Registrant’s Directors Retirement Plan, as adopted on January 31, 1996, incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 1996.

(10.25)*	Registrant’s Director Deferred Compensation Plan, incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 2003.

(10.26)*	Director Deferred Stock Ownership Plan, as amended and restated as of January 29, 2003, incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 2004.

(10.27)*	Aircraft Timeshare Agreement, dated as of September 15, 2004, by and between Standard & Poor’s Securities Evaluations, Inc. and Harold McGraw III, incorporated by reference from the Registrant’s Form 10-Q for the quarter ended September 30, 2004.

(12)	Computation of ratio of earnings to fixed charges.

(13)	Registrant’s 2005 Annual Report to Shareholders. Such Report, except for those portions thereof which are expressly incorporated by reference in this Form 10-K, is furnished for the information of the Commission and is not deemed “filed” as part of this Form 10-K.

(21)	Subsidiaries of the Registrant.

(23)	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

(31.1)	Annual Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Annual Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Annual Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)	Amendment to Rights Agreement, dated as of July 27, 2005, by and between the Registrant and The Bank of New York, as Rights Agent, incorporated by reference from Form 8-A/A filed August 3, 2005.

*	These exhibits relate to management contracts or compensatory plan arrangements.