Form 10-Q
period 2006-03-31
MCGRAW-HILL COMPANIES INC
filed 2006-04-28
CIK 64040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
YES ☑           NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
☑ Large accelerated filer           ☐ Accelerated filer           ☐ Non-accelerated filer
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐           NO ☑
On April 13, 2006 there were approximately 357.8 million shares of common stock (par value $1.00 per share) outstanding.

The McGraw-Hill Companies, Inc.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
of The McGraw-Hill Companies, Inc.
We have reviewed the consolidated balance sheet of The McGraw-Hill Companies, Inc., as of March 31, 2006, and the related consolidated statements of income for the three-month periods ended March 31, 2006 and 2005, and the consolidated statements of cash flows for the three-month periods ended March 31, 2006 and 2005. These financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of The McGraw-Hill Companies, Inc. as of December 31, 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended, not presented herein, and in our report dated February 21, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2005, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
Ernst & Young LLP
April 26, 2006

Part I
Financial Information
Item 1. Financial Statements
The McGraw-Hill Companies, Inc.
Consolidated Statement of Income
Periods Ended March 31, 2006 and 2005

	Three Months
(in thousands, except per share data)	2006	2005
Revenue (Note 3)
Product revenue	$343,422	$323,059
Service revenue	797,257	705,947

Total revenue	1,140,679	1,029,006
Expenses
Operating related expense (Notes 1 and 4)
Product	204,941	190,423
Service	276,544	240,304

Total operating related expense	481,485	430,727
Selling and general expense (Notes 1 and 4)
Product	218,851	200,409
Service	285,179	239,064

Total selling and general expense (Notes 1 and 4)	504,030	439,473
Depreciation	27,564	24,703
Amortization of intangibles	11,926	8,429

Total expenses	1,025,005	903,332

Income from operations (Note 3)	115,674	125,674

Interest (income)/expense (Notes 6 and 11)	(2,509)	698

Income from operations before taxes on income (Note 3)	118,183	124,976
Provision for taxes on income (Note 12)	43,963	46,241

Net income (Notes 1 and 2)	$74,220	$78,735

Basic earnings per common share	$0.20	$0.21
Diluted earnings per common share	$0.20	$0.20

Average number of common shares outstanding: (Notes 7 and 9)
Basic	367,456	378,830
Diluted	377,333	386,600
See accompanying notes.

The McGraw-Hill Companies, Inc.
Consolidated Balance Sheet

	March 31,	Dec. 31,	March 31,
(in thousands)	2006	2005	2005
ASSETS

Current assets:
Cash and equivalents	$179,738	$748,787	$361,099
Accounts receivable (net of allowance for doubtful accounts and sales returns) (Note 5)	879,837	1,114,291	832,438
Inventories (Note 5)	370,533	335,278	399,399
Deferred income taxes	287,470	287,404	257,879
Prepaid and other current assets	131,388	105,179	150,221

Total current assets	1,848,966	2,590,939	2,001,036

Prepublication costs (net of accumulated amortization) (Note 5)	494,575	454,631	452,164

Investments and other assets:
Prepaid pension expense (Note 10)	283,061	288,868	296,887
Other	182,826	182,649	226,212

Total investments and other assets	465,887	471,517	523,099

Property and equipment — at cost	1,297,597	1,299,511	1,203,483
Less — accumulated depreciation	790,763	772,761	699,566

Net property and equipment	506,834	526,750	503,917

Goodwill and other intangible assets:
Goodwill — net	1,649,397	1,654,628	1,509,142
Copyrights — net	206,346	210,387	224,491
Other intangible assets — net	481,484	486,956	225,726

Net goodwill and intangible assets	2,337,227	2,351,971	1,959,359

Total assets	$5,653,489	$6,395,808	$5,439,575

See accompanying notes.

The McGraw-Hill Companies, Inc.
Consolidated Balance Sheet

	March 31,	Dec. 31,	March 31,
(in thousands)	2006	2005	2005
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Notes payable	$2,881	$2,947	$3,064
Accounts payable	279,961	336,285	273,543
Accrued royalties	35,173	115,251	36,098
Accrued compensation and contributions to retirement plans (Note 10)	295,517	499,655	251,608
Income taxes currently payable	61,157	68,518	93,692
Unearned revenue	866,223	853,253	750,807
Deferred gain on sale leaseback (Note 11)	7,927	7,927	7,516
Other current liabilities (Note 15)	794,843	340,990	379,905

Total current liabilities	2,343,682	2,224,826	1,796,233

Other liabilities:
Long-term debt (Note 6)	333	339	357
Deferred income taxes (Note 12)	293,396	318,015	233,522
Accrued postretirement healthcare and other benefits (Note 10)	158,989	159,943	162,919
Deferred gain on sale leaseback (Note 11)	187,305	189,260	195,401
Other non-current liabilities (Notes 1 and 4)	340,438	390,277	307,971

Total other liabilities	980,461	1,057,834	900,170

Total liabilities	3,324,143	3,282,660	2,696,403

Commitments and contingencies (Note 13)

Shareholders’ equity (Notes 7 and 8):
Capital stock	411,709	411,709	205,855
Additional paid-in capital	70,119	1,020	127,585
Retained income	4,207,104	4,199,210	3,697,107
Accumulated other comprehensive income	(79,071)	(81,060)	(35,110)

	4,609,861	4,530,879	3,995,437

Less — common stock in treasury-at cost	2,280,515	1,401,973	1,236,748
Unearned compensation on restricted stock (Notes 1 and 4)	—	15,758	15,517

Total shareholders’ equity	2,329,346	3,113,148	2,743,172

Total liabilities & shareholders’ equity	$5,653,489	$6,395,808	$5,439,575

See accompanying notes.

The McGraw-Hill Companies, Inc.
Consolidated Statement of Cash Flows
For the Three Months Ended March 31, 2006 and 2005

(in thousands)	2006	2005
Cash flows from operating activities
Net income	$74,220	$78,735
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	27,564	24,703
Amortization of intangibles	11,926	8,429
Amortization of prepublication costs	22,520	25,204
Provision for losses on accounts receivable	6,531	5,595
Stock-based compensation	54,011	5,650
Other	(6,766)	(183)
Changes in assets and liabilities net of effect of acquisitions and dispositions:
Decrease in accounts receivable	226,879	151,494
(Increase) in inventories	(35,149)	(72,016)
(Increase)/decrease in prepaid and other current assets	(25,992)	6,524
(Decrease)in accounts payable and accrued expenses	(371,390)	(270,772)
Increase in unearned revenue	16,003	33,856
(Decrease)/increase in other current liabilities	(14,134)	8,099
Increase in interest and income taxes currently payable	11,004	26,178
Net change in deferred income taxes	(21,715)	28
Net change in other assets and liabilities	4,223	(15,670)

Cash(used for)/provided by operating activities	(20,265)	15,854

Investing activities
Investment in prepublication costs	(61,590)	(49,238)
Purchases of property and equipment	(11,648)	(17,481)
Acquisition of businesses and equity interests	—	(13,329)
Disposition of property, equipment and businesses	12,257	18,025
Additions to technology projects	(2,933)	(1,001)

Cash (used for) investing activities	(63,914)	(63,024)

Financing activities
Payments on short-term debt — net	(75)	(1,732)
Dividends paid to shareholders	(66,326)	(62,842)
Repurchase of treasury shares	(525,715)	(249,256)
Exercise of stock options	84,459	44,713
Excess tax benefits from share-based payments	22,439	—
Other	(45)	(55)

Cash (used for) financing activities	(485,263)	(269,172)

Effect of exchange rate changes on cash	393	(3,182)

Net change in cash and equivalents	(569,049)	(319,524)

Cash and equivalents at beginning of period	748,787	680,623

Cash and equivalents at end of period	$179,738	$361,099

See accompanying notes.

The McGraw-Hill Companies, Inc.
Notes to Consolidated Financial Statements
1.	Basis of Presentation

The financial information in this report has not been audited, but in the opinion of management all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly such information have been included. The operating results for the three months ended March 31, 2006 and 2005 are not necessarily indicative of results to be expected for the full year due to the seasonal nature of some of the Company’s businesses. The financial statements included herein should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

The Company’s critical accounting policies are disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the Company’s annual report on Form 10-K for the year ended December 31, 2005. On an ongoing basis, the Company evaluates its estimates and assumptions, including those related to revenue recognition, allowance for doubtful accounts and sales returns, valuation of inventories, prepublication costs, valuation of long-lived assets, goodwill and other intangible assets, retirement plans and postretirement healthcare and other benefits and income taxes.

Share-Based Compensation - During the first quarter of fiscal 2006, the Company adopted the provisions of, and accounts for stock-based compensation in accordance with, Statement of Financial Accounting Standards No. 123—revised 2004 (Statement 123(R)), “Share-Based Payment.” Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is the vesting period. The Company has applied the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of Statement 123(R) apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS 123 pro forma disclosures. Stock-based compensation is classified as both operating expense and selling and general expense on the consolidated statement of income. In accordance with Statement 123(R), Accrued Compensation on Restricted Stock within Other Non-current Liabilities and Unearned Compensation on Restricted Stock have been reversed into Additional Paid-in Capital on the consolidated balance sheet. Prior to the adoption of Statement 123(R), the Company applied the provisions prescribed by Accounting Principles Board Opinion (APBO) No. 25, “Accounting for Stock Issued to Employees,” in accounting for its stock-based awards, and accordingly, recognized no compensation cost for its stock option plans other than for its restricted stock performance and non-performance awards. See Note 4 of this Form 10-Q for further information regarding the Company’s stock-based compensation assumptions and expenses, including pro forma disclosures for the prior period as if stock-based compensation was expensed.

Since the date of the annual report on Form 10-K, there have been no other material changes to the Company’s critical accounting policies.

Certain prior year amounts have been reclassified for comparability purposes.

2.	Comprehensive Income

The following table is a reconciliation of the Company’s net income to comprehensive income for the three month period ended March 31:

(in thousands)	2006	2005
Net income	$74,220	$78,735
Other comprehensive income/(loss):
Foreign currency translation adjustments	5,673	(2,855)
Minimum pension liability adjustment	(3,684)	—

Comprehensive income	$76,209	$75,880

3.	Segment and Related Information

The Company has three reportable segments: McGraw-Hill Education, Financial Services, and Information & Media. McGraw-Hill Education is one of the premier global educational publishers serving the elementary and high school, college and university, professional and international markets. McGraw-Hill Education’s stock-based compensation expense for the three months ended March 31, 2006 and 2005 was $11.2 million and $1.4 million, respectively (see Note 4).

The Financial Services segment operates under the Standard & Poor’s brand as one reporting unit and provides credit ratings, evaluation services, and analysis globally on corporations, financial institutions, securitized and project financings, and local, state and sovereign governments. Financial Services provides a wide range of analytical and data services for investment managers and investment advisors globally. In September 2005, the Company divested its Corporate Value Consulting (CVC) business, which was formerly part of the Financial Services segment. For the quarter ended March 31, 2005, CVC represented $33.5 million of revenue and positively contributed approximately $7 million to operating results. This divestiture negatively impacted comparisons. The Company acquired Vista Research, Inc. and an additional 49.07% investment in CRISIL Limited in April 2005 and June 2005, respectively. The assets of these acquisitions total approximately $123 million and are not considered material to the Company. These acquisitions represented approximately $15.6 million of the growth in revenue for the quarter ended March 31, 2006 and had no material impact on operating profit. Financial Services’ stock-based compensation expense for the three months ended March 31, 2006 and 2005 was $11.1 million and $2.2 million, respectively (see Note 4).

The Information & Media (I&M) segment includes business and professional media offering information, insight and analysis. Included in the results of the I&M segment are the results of J.D. Power and Associates which was acquired in April 2005. The assets acquired in this acquisition totaled approximately $520 million and are not considered material to the Company. This acquisition contributed $43.8 million in revenue, but had a negative impact of $5.3 million on the segment’s operating profit. In November 2005, the Company divested its Healthcare Information Group, which was formerly part of the I&M segment. Information & Media’s first quarter 2006 stock-based compensation expense for the three months ended March 31, 2006 and 2005 was $8.0 million and $0.4 million, respectively (see Note 4).

Included in general corporate expense for the three months ended March 31, 2006 and 2005 is stock-based compensation expense of $23.7 million and $1.6 million, respectively(see Note 4).

Operating profit by segment is the primary basis for the chief operating decision maker of the Company, the Executive Committee, to evaluate the performance of each segment. A summary of operating results by segment for the three months ended March 31, 2006 and 2005 follows:

	2006		2005
		Operating		Operating
(in thousands)	Revenue	Profit	Revenue	Profit
McGraw-Hill Education	$314,150	$(97,051)	$307,300	$(78,674)
Financial Services	600,000	251,657	547,281	222,512
Information & Media	226,529	1,693	174,425	4,746

Total operating segments	1,140,679	156,299	1,029,006	148,584
General corporate expense	—	(40,625)	—	(22,910)
Interest income/(expense)	—	2,509	—	(698)

Total Company	$1,140,679	$118,183 *	$1,029,006	$124,976 *

*	Income from operations before taxes on income.
4.	Stock-Based Compensation

The Company has a Director Deferred Stock Ownership Plan and three stock ownership plans: the 2002, 1993 and 1987 Employee Stock Incentive Plans.

Director Deferred Stock Ownership Plan - Under this Plan, common stock reserved may be credited to deferred stock accounts for eligible Directors. In general, the Plan requires that 50% of eligible Directors’ annual compensation plus dividend equivalents be credited to deferred stock accounts. Each Director may also elect to defer all or a portion of the remaining compensation and have an equivalent number of shares credited to the deferred stock account. Recipients under this Plan are not required to provide consideration to the Company other than rendering service. Shares will be delivered as of the date a recipient ceases to be a member of the Board of Directors or within five years thereafter, if so elected. The Plan will remain in effect until terminated by the Board of Directors or until no shares of stock remain available under the Plan.

1987 and 1993 Employee Stock Incentive Plans - These Plans provided for the granting of incentive stock options, nonqualified stock options, stock appreciation rights (SARs), restricted stock awards, deferred stock (applicable to the 1987 Plan only) or other stock-based awards. No further awards may be granted under the 1987 or 1993 Plans, although awards granted prior to the adoption of the 2002 Plan, as amended, remain outstanding under the 1987 and 1993 Plans in accordance with their terms.

The 2002 Employee Stock Incentive Plan as amended in 2004 (2002 Plan) — This Plan permits the granting of nonqualified stock options, SARs, performance stock, restricted stock, and other stock-based awards.

The Company issues treasury shares upon exercise of stock options or vesting of restricted stock. To offset the dilutive effect of the exercise of employee stock options, the Company periodically repurchases shares.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (Statement 123(R)), applying the modified prospective method. Prior to the adoption of Statement 123(R), the Company applied the provisions of APBO No. 25, “Accounting for Stock Issued to Employees,” in accounting for its stock-based awards, and accordingly, recognized no compensation cost for its stock plans other than for its restricted stock performance and non-performance awards.

Under the modified prospective method, Statement 123(R) applies to new awards and to awards that were outstanding as of December 31, 2005 that are subsequently modified, repurchased or cancelled. Compensation expense recognized during the quarter ended March 31, 2006 includes the expense for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement No. 123, “Accounting for Stock-Based Compensation” (Statement 123), and the expense for all share-based payments granted during the three months ended March 31, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Prior period results have not been restated.

Net income for the three months ended March 31, 2006, includes $54.0 million pre-tax ($33.9 million net of tax) of compensation costs related to stock-based compensation arrangements. Net income for the three months ended March 31, 2005, includes $5.7 million pre-tax ($3.6 million net of tax) of compensation costs related to stock-based compensation arrangements.

The Company receives a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the price at which the options are sold over the exercise price of the options. Prior to the adoption of Statement 123(R), the Company reported tax benefits resulting from the exercise of stock options as operating cash flows in its consolidated statement of cash flows. In accordance with Statement 123(R), the Company now reports excess tax benefits as financing cash flows. The actual income tax benefit realized from stock option exercises for the three months ended March 31, 2006 and 2005, was $40.8 million and $11.2 million, respectively. For the three months ended March 31 2006, $22.4 million is reported as excess tax benefits from stock-based payments in financing cash flows, with no comparable amount in 2005.

Net cash proceeds from the exercise of stock options were $84.5 million and $44.7 million for the three months ended March 31, 2006 and 2005, respectively.

The following table illustrates the effect on net income and earnings per share if the Company had accounted for stock-based compensation in accordance with Statement 123(R) for the three months ended March 31, 2005:

Three Months
(in thousands, except earnings per share)	2005
Net income, as reported	$78,735
Stock-based compensation cost included in net income, net of tax	3,559
Fair value of stock-based compensation cost, net of tax	(15,586)
Pro forma net income	$66,708
Basic earnings per common share
As reported	$0.21
Pro forma	$0.18
Diluted earnings per common share
As reported	$0.20
Pro forma	$0.17

Stock Options
Stock options, which may not be granted at a price less than the fair market value of the Company’s common stock at date of grant, vest in two years in equal annual installments and have a maximum term of 10 years.
Beginning in 1997, participants who exercised an option by tendering previously owned shares of common stock of the Company could elect to receive a one-time restoration option covering the number of shares tendered including any shares withheld for taxes. Restoration options were granted at fair market value of the Company’s common stock on the date of the grant, had a maximum term equal to the remainder of the original option term and were subject to a six-month vesting period. Effective March 30, 2006, the Company’s restoration stock option program was eliminated. Restoration options granted between February 3 and March 30, 2006 vested immediately and all restoration options outstanding as of February 3, 2006 became fully vested. During the three months ended March 31, 2006, the Company incurred a one-time charge of $23.8 million ($14.9 million pre-tax or $0.04 per share) related to the elimination of the restoration stock option program.
The Company uses a lattice-based option-pricing model to estimate the fair value of options granted in 2006 and 2005. Options granted prior to January 1, 2005 were valued using the Black-Scholes model. The following assumptions were used in valuing the options granted during the three months ended March 31, 2006 and 2005:

	2006	2005
Risk-free average interest rate	4.14-4.97%	1.99-4.64%
Dividend yield	1.22-1.27%	1.6%
Volatility	12.0-21.5%	16.0-23.0%
Expected life (years)	6.65-6.79	0.5-6.8
Weighted average grant-date fair value	$12.71	$9.65
Because lattice-based option-pricing models incorporate ranges of assumptions, those ranges are disclosed. These assumptions are based on multiple factors, including historical exercise patterns, post-vesting termination rates, expected future exercise patterns and the expected volatility of the Company’s stock price. The risk-free interest rate is the imputed forward rate based on the US Treasury yield at the date of grant. The expected term of options granted is derived from the output of the lattice model and represents the period of time that options granted are expected to be outstanding.
At March 31, 2006, there was $19.9 million of unrecognized compensation costs related to stock options, which is expected to be recognized over a weighted-average period of one year.
Stock option activity for the three months ended March 31, 2006 is as follows:

		Weighted average	Weighted average
		Exercise	remaining
(in thousands of shares)	Shares	price	contractual life
Options outstanding at December 31, 2005	42,191	$35.03
Options granted	1,199	56.31
Options exercised	(4,389)	30.55
Options cancelled and expired	(91)	41.24
Options outstanding at March 31, 2006	38,910	$36.18	8 years
Exercisable at March 31, 2006	26,036	$33.44	7 years

At March 31, 2006, the aggregate intrinsic value of options issued and outstanding was $834.2 million, and the aggregate intrinsic value of options exercisable was $629.6 million. Total intrinsic value of options exercised was $105.8 million for the three months ended March 31, 2006.
Nonvested stock option activity for the three months ended March 31, 2006 is as follows:

		Weighted average
(in thousands of shares)	Shares	exercise price
Nonvested options outstanding at December 31, 2005	14,201	$42.32
Options granted	1,199	56.31
Options vested	(2,445)	52.28
Options forfeited	(81)	41.41
Nonvested options outstanding at March 31, 2006	12,874	$41.74
Restricted Stock
Restricted stock awards (performance and non-performance) have been granted under the 2002 Plan. Restricted stock performance awards will vest only if the Company achieves certain financial goals over the three-year vesting period. Restricted stock non-performance awards have various vesting periods (generally three years), with vesting beginning on the first anniversary of the awards.
Recipients of restricted stock awards are not required to provide consideration to the Company other than rendering service and have the right to vote the shares and to receive dividends.
The share-based expense for restricted stock awards was determined based on the market price of the Company’s stock at the date of the award applied to the total number of awards that are anticipated to fully vest. For restricted stock performance awards, adjustments are made to expense for achievement of financial goals. Prior to the adoption of Statement 123(R), adjustments were also made to expense for changes in market value for restricted stock performance awards.
Under the provisions of Statement 123(R), the recognition of unearned compensation is no longer required. Unearned compensation is a contra-equity balance sheet account representing the amount of unrecognized expense relating to restricted stock that is amortized as the expense is recognized over the vesting period of the award. In the first quarter of 2006, the balance of Unearned Compensation on Restricted Stock was reversed into Additional Paid-in Capital on the Company’s balance sheet. In addition, Accrued Compensation of Restricted Stock within Other Non-current Liabilities has also been reversed into Additional Paid-in Capital. As of March 31, 2006, there was unrecognized stock-based compensation of $117.5 million related to restricted stock awards, which is expected to be recognized over a weighted-average period of 2.5 years. During the three months ended March 31, 2006 and 2005, the Company expensed $13.4 million and $5.7 million, respectively for compensation related to restricted stock awards.

Restricted stock activity for the three months ended March 31, 2006 is as follows:

		Weighted-average
(in thousands of shares)	Shares	grant-date fair value
Non-Performance Awards
Nonvested shares as of December 31, 2005	129	$40.16
Granted	—
Vested	(2)	$40.59
Forfeited	(1)	$34.78
Nonvested shares as of March 31, 2006	126	$40.18

Performance Awards
Nonvested shares as of December 31, 2005	1,199	$35.81
Granted	443	$51.19
Vested	(903)	$39.42
Forfeited	(6)	$38.93
Nonvested shares as of March 31, 2006	733	$40.64
5.	Allowances, Inventories and Accumulated Amortization of Prepublication Costs

The allowances for doubtful accounts and sales returns, the components of inventory and the accumulated amortization of prepublication costs were as follows:

	March 31,	Dec. 31,	March 31,
(in thousands)	2006	2005	2005
Allowance for doubtful accounts	$72,629	$74,396	$75,608

Allowance for sales returns	$137,753	$187,348	$130,172	*

Inventories:
Finished goods	$341,666	$309,509	$357,435	*
Work-in-process	6,253	8,286	17,657
Paper and other materials	22,614	17,483	24,307

Total inventories	$370,533	$335,278	$399,399

Accumulated amortization of prepublication costs	$1,037,713	$1,021,972	$833,782

*	During the second quarter of 2005, the prior period balance sheets were restated to reflect a reclassification. This reclassification was related to the accounting for sales returns and impacted net accounts receivable, inventory and accrued royalties. The impact resulted in an increase in the allowance for sales returns of $36.0 million and an increase in finished goods inventory of $20.9 million as of March 31, 2005.
6.	Long-term Debt

A summary of long-term debt follows:

	March 31,	Dec. 31,	March 31,
(in thousands)	2006	2005	2005
Total long-term debt	$333	$339	$357

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
The facility contains certain covenants. The only financial covenant requires that the Company not exceed indebtedness to cash flow ratio, as defined, of 4 to 1 at any time. This restriction has never been exceeded. There were no borrowings under the amended facility as of March 31, 2006 and 2005 and December 31, 2005.
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

The number of common shares reserved for issuance for employee stock plan awards under the 2002 Plan and the Director Deferred Stock Ownership Plan, were as follows:

		Dec. 31,	March 31,
(in thousands of shares)	March 31, 2006	2005	2005
Shares available for granting under the 2002 Plan	21,349	19,115	23,830
Director Deferred	566	566	572
Options outstanding	38,910	42,191	39,567
Shares available for issuance	60,825	61,872	63,969
The number of common shares issued upon exercise of stock-based awards were as follows:

	March 31,	Dec. 31,	March 31,
(in thousands of shares)	2006	2005	2005
Stock-based awards exercised	4,389	8,889	1,742

8.	Cash Dividends

Cash dividends per share have been restated to reflect the two-for-one stock split announced April 27, 2005 and effective May 17, 2005 to shareholders of record on May 6, 2005.

Cash dividends per share declared during the three months ended March 31, 2006 and 2005 were as follows:

	2006	2005
Common stock	$0.1815	$0.1650

9.	Common Shares Outstanding

A reconciliation of the number of shares used for calculating basic earnings per common share and diluted earnings per common share for the three months ended March 31, 2006 and 2005 follows:

(in thousands)	2006	2005
Average number of common shares outstanding	367,456	378,830
Effect of stock options and other dilutive securities	9,877	7,770

Average number of common shares outstanding including effect of dilutive securities	377,333	386,600

Restricted performance shares outstanding at March 31, 2006 and 2005 of 859,000 and 1,100,000 were not included in the computation of diluted earnings per common shares because the necessary vesting conditions have not yet been met.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (Statement 123(R)). The impact of Statement 123(R) had no material impact on weighted average shares for the three months ended March 31, 2006.

10.	Retirement Plans and Postretirement Healthcare and Other Benefits

A summary of net periodic benefit expense for the Company’s defined benefit plans and postretirement healthcare and other benefits for the three months ended March 31, 2006 and 2005 are as follows:

			Postretirement
			Healthcare and
	Pension Benefits		Other Benefits
(in thousands)	2006	2005	2006	2005
Service cost	$13,562	$12,478	$533	$475
Interest cost	16,230	15,015	2,071	2,324
Expected return on plan assets	(22,682)	(22,185)	—	—
Amortization of prior service cost	84	84	(291)	(266)
Recognized net actuarial loss	3,298	1,352	—	—

Net periodic benefit expense	$10,492	$6,744	$2,313	$2,533

In 2006, the expected rate of return on plan assets is 8.0% based on a market-related value of assets, which recognizes changes in market value over five years. The Company changed certain assumptions on its pension plans in 2006, including the following:
•	Effective January 1, 2006, the Company changed its discount rate assumption on its U.S. retirement plans to 5.65% from 5.75% in 2005.

•	Effective January 1, 2006, the Company changed its discount rate assumption on its United Kingdom retirement plan to 4.75% from 5.5% in 2005 and its assumed compensation increase factor for its U.K. retirement plan to 5.5% from 4.25%.
The effect of the assumption changes on pension expense for the three months ended March 31, 2006 was an increase in expense of $3.2 million pre-tax, or one half of one cent per diluted share. There has been no significant change in the Company’s required contributions to the above plans from what was disclosed in the Company’s 2005 consolidated financial statements.

11.	Sale Leaseback Transaction

In December 2003, the Company sold its 45% equity investment in Rock-McGraw, Inc. Rock-McGraw, Inc. owns the Company’s headquarters building in New York City. The transaction was valued at $450.0 million, including assumed debt. Proceeds from the disposition were $382.1 million. The sale resulted in a pre-tax gain of $131.3 million and an after-tax benefit of $58.4 million, or 15 cents per diluted share in 2003.

The Company remains an anchor tenant of what continues to be known as The McGraw-Hill Companies building and will continue to lease space from Rock-McGraw, Inc., under an existing lease. As of December 31, 2005, the Company had a lease for approximately 17% of the building space for approximately 14 years, which is being accounted for as an operating lease. Pursuant to sale leaseback accounting rules, as a result of the Company’s continued involvement, a gain of approximately $212.3 million ($126.3 million after-tax) was deferred and will be amortized over the remaining lease term as a reduction in rent expense. Information relating to the sale-leaseback transaction for the three months ended March 31, 2006 and 2005 is as follows:

(in millions)	2006	2005
Reduction in rent expense	$(4.2)	$(4.2)
Interest expense	2.3	2.4
12.	Income Taxes

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

The effective tax rate for the first quarter of 2006 is 37.2% compared with 37.0% in the first quarter of 2005. This minor increase is due to changes in foreign tax laws. The Company remains subject to federal audits for 2002 and subsequent years and to state and local and foreign tax audits for a variety of open years dependent upon the jurisdiction in question.

As the result of the Company’s implementation of the Financial Accounting Standards Board’s Statement No. 123(revised), “Share-Based Payment”, non-current deferred tax assets of approximately $21.8 million were recorded.

13.	Commitments and Contingencies

A writ of summons was served on The McGraw-Hill Companies, SRL and on The McGraw-Hill Companies, SA (both indirect subsidiaries of the Company) (collectively, “Standard & Poor’s”) on September 29, 2005 and October 7, 2005, respectively, in an action brought in the Tribunal of Milan, Italy by Enrico Bondi (“Bondi”), the Extraordinary Commissioner of Parmalat Finanziaria S.p.A. and Parmalat S.p.A. (collectively, “Parmalat”). Bondi has brought numerous other lawsuits in both Italy and the United States against entities and individuals who had dealings with Parmalat. In this suit, Bondi claims that Standard & Poor’s, which had issued investment grade ratings of Parmalat until shortly before Parmalat’s collapse in December 2003, breached its duty to issue an independent and professional rating and negligently and knowingly assigned inflated ratings in order to retain Parmalat’s business. Alleging joint and several liability, Bondi claims damages of euros 4,073,984,120 (representing the value of bonds issued by Parmalat and the rating fees paid by Parmalat) with interest, plus damages to be ascertained for Standard & Poor’s alleged complicity in aggravating Parmalat’s financial difficulties and/or for having contributed in bringing about Parmalat’s indebtedness towards its bondholders, and legal fees. The Company believes that Bondi’s allegations and claims for damages lack legal or factual merit and intends to vigorously contest the action. On March 16, 2006, Standard & Poor’s filed its answer, counterclaim and third-party claims, which were authorized by the Tribunal of Milan shortly thereafter.

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

14.	Restructuring

In January 2006, the Company announced that it had completed the restructuring of a limited number of business operations in each of its operating segments in the fourth quarter of 2005 to enhance the Company’s long-term growth prospects. As a result, in the fourth quarter of 2005, the Company recorded a restructuring charge of $23.2 million pre-tax, consisting mostly of employee severance costs related to the reduction of approximately 500 positions across the Company. This charge was comprised of $10.2 million for Information & Media, $9.0 million for McGraw-Hill Education, $1.2 million for Financial Services, and $2.8 million for Corporate. The after-tax charge recorded was $14.6 million, or 4 cents per diluted share. Restructuring expenses for Information & Media, Financial Services and Corporate were classified as selling and general service expenses on the income statement. Restructuring expenses for McGraw-Hill Education were classified as selling and general product expenses on the income statement. As of December 31, 2005, all employees made redundant by the restructuring had been terminated and $2.1 million of employee severance and benefit costs were paid. At December 31, 2005, the remaining reserve, which was included in other current liabilities, was approximately $21.1 million principally for employee severance and benefit costs.

For the three months ended March 31, 2006, $9.8 million, consisting primarily of employee severance and benefit costs, was paid and the remaining reserve at March 31, 2006 was approximately $11.3 million.

15.	Related Party Transactions

On March 30, 2006, the Company acquired 8.4 million shares of the Company’s common stock from the holdings of the recently deceased William H. McGraw, as a part of the Company’s previously announced stock buyback program. The shares were purchased at a discount of approximately 2.4% from the March 30, 2006 New York Stock Exchange closing price through a private transaction with Mr. McGraw’s estate. This trade settled on April 5, on which date it funded the total purchase of $468.8 million through a combination of cash on hand and borrowings in the commercial paper market. The transaction was approved by the Financial Policy and Audit Committees of the Company’s Board of Directors. The Company received independent financial and legal advice concerning the purchase.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations – Comparing Three Months Ended March 31, 2006 and 2005
Consolidated Review
The Segment Review that follows is incorporated herein by reference.
Revenue and Operating Profit

	First		First
	Quarter	%	Quarter
(millions of dollars)	2006	Increase	2005

Revenue	$1,140.7	10.9	$1,029.0
Operating profit *	156.3	5.2	148.6

% Operating margin	13.7		14.4

*	Operating profit is income from operations before taxes on income, interest expense and corporate expense.
In the first quarter of 2006, the Company achieved growth in revenue and operating profit of 10.9% and 5.2%, respectively. The increase in revenue is primarily attributable to growth in the Financial Services segment and the 2005 acquisition of J.D. Power and Associates, which contributed $52.7 million and $43.8 million to the growth in revenue, respectively. The quarter reflects the seasonal nature of the Company’s educational publishing operations, with the first quarter being the least significant and the third quarter being the most significant. Foreign exchange rates negatively impacted revenue $9.5 million and operating profit by $2.8 million during the first quarter.
In the first quarter 2006, the Company incurred stock-based compensation expense of $54.0 million including a one time charge of $23.8 million from the elimination of the Company’s restoration stock option program. Total share-based after-tax compensation expense for the first quarter 2006, including a $14.9 million, $0.04 after-tax charge from termination of the Company’s restoration stock program was $33.9 million or $0.09 per share. This compares to a $3.6 million, $0.01 per-share after-tax charge in the first quarter of 2005. As a result of the Financial Accounting Standards Board’s Statement No. 123(R), Share Based Payment, the Company incurred $16.8 million of stock option expense in the first quarter of 2006 with no comparable expense in 2005. The Company’s Board of Directors voted to terminate the restoration feature of its stock option program effective March 30, 2006 resulting in a one-time charge of $23.8 million. Under the restoration stock option program, when an employee provided previously owned shares of stock to pay for the exercises of a stock option, the employee was granted a restoration stock option equal to the number of shares used to exercise the stock option, including shares withheld for taxes. The employee’s resulting restoration option grant carried a term equal to that remaining on the options that were exercised, at a new exercise price equal to the fair market value of The McGraw-Hill Companies’ stock at the time of the transaction. Additionally, the Company has reshaped its long-term incentive compensation program to emphasize the use of restricted stock over employee stock options. Also included in stock-based compensation expense for the first quarter 2006 is restricted performance stock expense of $13.4 million compared with $5.7 million in the same period 2005. Stock-Based compensation is discussed in further detail in Footnote 4 of the Consolidated Financial Statements for the period ended March 31, 2006.
On September 30, 2005, the Company sold its Corporate Value Consulting (CVC) business, the valuation services unit of the Financial Services segment. The sale resulted in a $6.8 million pre-tax gain, one-cent per diluted share, recognized in the third quarter of 2005. The divestiture of CVC is consistent with the Financial Services segment’s strategy of directing resources to those businesses which have the best opportunities to achieve both significant financial growth and market leadership. The divestiture will enable the Financial Services segment to focus on its core business of providing independent research, ratings, data, indices and portfolio services. For the quarter ended March 31, 2005, CVC represented $33.5 million of revenue and positively contributed approximately $7 million to operating results. This divestiture negatively impacted comparisons.
During 2005, the Company made several acquisitions to add new capabilities. These acquisitions are as follows:
•	CRISIL Limited: The Company acquired majority ownership of CRISIL Limited (CRISIL), a leading provider of credit ratings, financial news and risk and policy advisory services in India on June 1, 2005. CRISIL is now part of the Financial Services segment.

•	Vista Research, Inc: The Company acquired Vista Research, Inc., a leading provider of primary research on April 1, 2005. Vista Research, Inc. is now part of the Financial Services segment.

•	J.D. Power and Associates (JDPA): The Company acquired JDPA, a leading provider of marketing information services for the global automotive industry that has established a strong and growing presence in several other important industries, including finance and insurance, healthcare, home building, telecommunications and energy on April 1, 2005. JDPA is now part of the Information and Media segment.
In 2005, the Company paid approximately $462 million for several acquisitions primarily, Vista Research, Inc., JDPA and a 49.07% additional investment in CRISIL Limited.
Product revenue increased 6.3% in the first quarter of 2006, due primarily to an increase in the Information & Media segment as a result of the acquisition of JDPA. Product operating related expenses increased 7.6%, which include amortization of prepublication costs, primarily due to the growth in expenses at McGraw-Hill Education from the increase in direct expenses relating to product development and stock-based compensation charges. Amortization of prepublication costs decreased by $2.7 million or 10.6%, as compared with the first quarter of 2005, as a result of product mix and adoption cycles. Product related selling and general expenses increased 9.2%, primarily due to the addition of JDPA and stock-based compensation charges. The product margin decreased 2.4% mainly due to the impact of the change in stock-based compensation. Stock-based compensation charges included in product expenses were approximately $11.2 million compared with approximately $1.4 million in the same period of 2005.
Service revenue increased 12.9% in the first quarter of 2006, due primarily to a 9.6% increase in Financial Services and the acquisition of JDPA. Financial Services increased primarily due to the performance of structured finance ratings and corporate and government finance (corporate finance and financial services) ratings; somewhat offset by the divestiture of the Corporate Value Consulting (CVC) business which contributed $33.5 million to 2005 first quarter revenue. Strong growth in structured finance reflects continued favorable global market conditions. The growth in corporate finance ratings is attributable to increases in industrial issuance, driven primarily by the market’s favorable financing conditions and healthy merger and acquisition activity. Total service expenses increased 17.2% due to stock-based compensation and the acquisition of JDPA offset by the divestiture of CVC. The service margin decreased slightly to 29.5% for the same reasons. Stock-based compensation charges included in service expense were approximately $42.8 million compared with approximately $4.2 million in the same period of 2005.
Total expenses in the first quarter of 2006 increased 13.5%. A significant portion of both operating and selling and general expense is compensation expense, which increased approximately 13.1% in 2006. Approximately 73.2% of this increase related to stock-based compensation expense. Also contributing to the increase in compensation expense is the increase in pension expense from the Company’s U.S. qualified retirement plans. Effective January 1, 2006, the Company changed certain assumptions on its pension plans. The effect of these changes resulted in an increase in pension expense for the quarter ended March 31, 2006 of $3.2 million pre-tax, or approximately a half a cent after-tax impact per diluted share.
On January 5, 2006, the Company announced that it had restructured a limited number of business operations in the fourth quarter of 2005 to enhance the Corporation’s long-term growth prospects. As a result, in December 2005, the Company recorded a restructuring charge of $23.2 million pre-tax, consisting mostly of employee severance costs related to the reduction of $10.2 million for Information & Media, $9.0 million for McGraw—Hill Education, $1.2 million for Financial Services and $2.8 million for Corporate. The after-tax charge recorded was $14.6 million or $0.04 per share. For the three months ended March 31, 2006, $9.8 million of employee severance and benefit costs was paid and the remaining reserve at March 31, 2006 was approximately $11.3 million principally for employee severance and benefit costs.
In 2005, the allowance for sales returns was restated to reflect a reclassification. This reclassification was related to the accounting for sales returns and impacted net accounts receivable and accrued royalties. The reclassification resulted in an increase in allowance for sales returns of $49.0 million in 2005, of which, $36.0 million impacted the first quarter of 2005.
In the first quarter of 2006, depreciation expense increased 11.6% to $27.6 million as a result of 2005 acquisitions and increased depreciation of technology related equipment. Amortization of intangibles increased 41.5% to $11.9 million in the first quarter of 2006 due to 2005 acquisitions.
Interest income increased to $2.5 million in the first quarter of 2006, compared with interest expense of $0.7 million in 2005. The primary reason is an increase in interest rates for domestic investments to 3.2% from 1.8%, despite a lower average invested balance of $397 million in first quarter of 2006 compared to $497 million in the first quarter of 2005. There was no commercial paper outstanding for the three months ended March 31, 2006 and only an average of $0.3 million in 2005. Included in the first quarter of 2006 and 2005 is approximately $2.3 million and $2.4 million, respectively, of interest expense related to the sale leaseback of the Company’s headquarters building in New York City (See Note 11).
For the quarter ended March 31, 2006 the effective tax rate was 37.2% compared to 37.0% for the quarter ended March 31, 2005. This minor increase is due to changes in foreign tax laws. The Company expects the effective tax rate to remain at 37.2% for the remainder of the year absent the impact of numerous factors including intervening audit settlements, changes in federal, state or foreign law and changes in the locational mix of the Company’s income.
Net income for the quarter decreased 5.7% as compared with the first quarter of 2005. Diluted earnings per share, including a $0.04 after-tax charge from termination of the Company’s restoration stock program, were $0.20. This compares to $0.20 in the first quarter 2005 on a post-split basis. All prior year earnings per share have been adjusted to reflect the two-for-one stock split effective to shareholders of record on May 6, 2005.
Segment Review
McGraw-Hill Education

	First	%	First
	Quarter	(Decrease)/	Quarter
(millions of dollars)	2006	Increase	2005

Revenue
School Education Group	$146.5	(1.1)	$148.0
Higher Education, Professional and International	167.7	5.3	159.3

Total revenue	314.2	2.2	307.3

Operating profit	($97.1)	(23.4)	($78.7)

% Operating margin	(30.9)		(25.6)

Revenue for the McGraw-Hill Education (MHE) segment increased 2.2% over the prior year, while operating profit decreased 23.4%. The quarter reflects the seasonal nature of the Company’s educational publishing operations, with the first quarter being the least significant, and the third quarter being the most significant. Foreign exchange rates negatively impacted revenue and operating profit by $1.1 million and $1.0 million, respectively.
McGraw-Hill Education’s first quarter stock-based compensation expense was $11.2 million, which includes a one-time charge of $4.2 million from the elimination of the Company’s restoration stock option program. Also included in stock-based compensation expense for the first quarter 2006 is restricted performance stock expense of $3.4 million compared with $1.4 million in the same period 2005.
In the first quarter of 2006, revenue for the McGraw-Hill School Education Group (SEG) was flat compared with the first quarter of 2005. Total U.S. K-12 enrollment for 2005-2006 is estimated at 54.6 million students, up 0.3% from 2004-2005, according to the National Center for Education Statistics (NCES). The total available state new adoption market in 2006 is estimated at $715 million compared with $950 million in 2005, a decline that will limit potential sales for the K-12 publishing industry. The year’s key adoptions are in Florida and California, which are purchasing science and social studies, respectively. In Florida SEG expects to lead the secondary portion of the market, which offers the highest dollar volume, but has been less successful with its K-5 program. In the California social studies adoption, only 25% of districts had reported decisions by the end of the quarter, but SEG picked up encouraging early wins in major districts, including San Bernardino, Ontario, Anaheim, and Glendale. SEG looks particularly strong at the high school level, where the districts purchase on an open-territory basis.
New products that will contribute to 2006 growth in open territory sales but did not impact first quarter revenue results include:
Treasures, a basal elementary reading program that is fully aligned with No Child Left Behind (NCLB) legislation and Reading First requirements, as well as companion supplementary programs for English-language learners and students needing intervention to reach grade-level proficiency;
RealMath, a comprehensive, skills-based K-6 program that applies the pedagogical methods used in Open Court Reading to the teaching of mathematics;

Jamestown Reading Navigator, an online reading intervention program that answers a growing demand at the secondary level and aligns with federal Striving Readers grant requirements, and;
Reading with Purpose (6-8) and The Reader’s Choice (9-12), a textbook series for the large secondary reading/literature market.
According to statistics compiled by the Association of American Publishers (AAP), total net basal and supplementary sales of elementary and secondary instructional materials were down by 10.4% through February 2006 compared to the same two-month period in 2005.
In the testing market, the SEG’s first-quarter custom testing contract revenue increased over the prior year due to additional work related to the statewide assessment programs in Florida, Colorado, and New York. The SEG continued to invest in technology to improve efficiencies in developing, delivering, and scoring custom assessments, which will help the Company meet federal NCLB legislation requirements. In the first quarter of 2006, as in 2005, NCLB continued to drive a market shift away from “shelf” or norm-referenced tests to state-specific custom assessments, which have lower margins.
At the McGraw-Hill Higher Education, Professional and International (HPI) Group, revenue increased $8.4 million or 5.3% compared to prior year. For higher education, Science, Engineering and Mathematics (SEM) and the Humanities, Social Science and Languages (HSSL) imprints performed well. As expected, sales at the Business and Economics imprint were down in comparison to 2005, when the revision cycle offered greater potential. Key titles contributing to first quarter performance included Ober, Keyboarding 10/e; Garrison, Managerial Accounting, 11/e; and Slater, Practical Business Math, 8/e. In a continuing trend, more students purchase higher education titles through the internet, a lower-margin distribution channel than bookstores.
In the professional market, several titles achieved national best-seller status and significantly benefited first-quarter results. They included O’Kelly, Chasing Daylight; Langemeier, The Millionaire Maker; and Keller, The Millionaire Real Estate Agent. The Group’s strong medical list also contributed to first-quarter growth in this market segment, especially Harrison’s Principles of Internal Medicine, 16/e, and Harrison’s Manual of Medicine.
Special school funding in British Columbia and Ontario, Canada, benefited the HPI group. Professional and higher education titles generated growth in Asia and India.
Financial Services

	First		First
	Quarter	%	Quarter
(millions of dollars)	2006	Increase	2005

Revenue	$600.0	9.6	$547.3
Operating profit	251.7	13.1	222.5

% Operating margin	41.9		40.7

Financial Services revenue and operating profit increased substantially over first quarter 2005 results, despite the negative effect of foreign exchange rates of $8.1 million on revenue and a $2.4 million on operating profit.

The Financial Services first quarter stock-based compensation expense was $11.1 million which included a one-time charge of $2.1 million from the elimination of the Company’s restoration stock option program. Also included in stock-based compensation expense for the first quarter of 2006 is restricted performance stock expense of $4.1 million compared with $2.2 million in the same period 2005.
On September 30, 2005, the Company sold its Corporate Value Consulting (CVC) business, the valuation services unit of the Financial Services segment. The sale resulted in a $6.8 million pre-tax gain that was recognized in the third quarter 2005. For the quarter ended March 31, 2005, CVC represented $33.5 million of revenue and positively contributed approximately $7 million to operating results. This divestiture negatively impacted comparisons.
The Financial Services segment’s increase in revenue and operating profit was due to the performance of structured finance and corporate (industrial and financial services) and government ratings, which represented approximately 69.6% and 30.7%, respectively, of the growth in revenue. Growth in first quarter revenue was reduced by 63.6% from the divestiture of CVC. In the U.S., growth was experienced across all asset classes in structured finance. The issuance of U.S. residential mortgage-backed securities (RMBS), commercial mortgage-backed securities (CMBS) and collateralized debt obligations (CDOs) remained strong due to favorable market conditions. Mortgage rates were within historical norms and at levels that kept home purchase and improvement activity and debt consolidation robust. Commercial real estate fundamentals and investor demand for these securities also remained strong. The growth in corporate finance ratings was attributable to increases in industrial issuance, driven primarily by the market’s favorable financing conditions and healthy merger and acquisition (M&A) activity.
The Financial Services segment acquired Vista Research on April 1, 2005 and a majority interest in CRISIL Limited on June 1, 2005. These acquisitions represented approximately $15.6 million or 29.6% of the growth in revenue in first quarter 2006 and had no material impact on operating profit for the quarter.
Total U.S. structured finance new issue dollar volume increased 24.1%. U.S. CDO issuance increased 75.4%, according to Harrison Scott Publications and S&P’s internal estimates (Harrison Scott Publications/S&P). The U.S. CDO market was driven by new structures (hybrids) and arbitrage opportunities within the cash flow and synthetic sectors. U.S. CMBS issuance increased 53.2% over the prior year driven by strong investor demand, strong commercial origination trends, and issuers coming to market in anticipation of higher interest rates. U.S. RMBS issuance increased 11.3%, driven by the sub-prime and affordability products and home equity sectors as these products are less sensitive to increases in interest rates. Mortgage rates, albeit rising, remained within historical norms and were low enough to keep home purchase and improvement activity and the debt consolidation market healthy. According to Securities Data, U.S. corporate issuance by dollar volume for the first quarter 2006 increased 22.1% while high yield issuance declined 6.6%. U.S. corporate issuance showed strength in both the industrial and financial services sectors. Industrial issuance was driven by the market’s favorable financing conditions and strong M&A activity, while financial services issuance reflected continued low rates. Following a trend that began in December 2005, U.S. public finance issuance in first quarter 2006 decreased 25.7%, as borrowers sold less debt and refinancing slowed, resulting in the lightest quarterly volume of issuance since 2002. Bank loan, counter-party credit, and infrastructure finance ratings as well as rating evaluation services all showed growth in the quarter.

In Europe for the first quarter, RMBS was the strongest sector of issuance, representing 60.6% of total European structured finance issuance. Overall, European structured finance market grew modestly in the first quarter after coming off a strong fourth quarter of 2005. CDO issuance was driven by a surge in cash CDO deals and the market for collateralized loan obligations (CLOs) was robust. European corporate issuance was up in the first quarter due to solid M&A activity and opportunistic issuance in anticipation of further increases in interest rates by the European Central Bank.
Standard & Poor’s is a leading provider of data, analysis and independent investment advice and recommendations. Securities information products such as Ratings Xpress and Ratings Direct performed well as customer demand for fixed income data increased. CUSIP issuance volume also increased. Data and information products benefited as a result of recent acquisitions. Market conditions continued to be challenging in equity research.
Revenue related to Standard & Poor’s indices increased as assets under management for exchange-traded funds (ETFs) rose 21.4% from March 31, 2005 to $137.7 billion as of March 31, 2006. ETF assets under management at December 31, 2005 were $135.1 billion.
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
Standard & Poor’s Ratings Services is a credit rating agency that has been designated as one of five Nationally Recognized Statistical Rating Organizations, or NRSROs, by the Securities and Exchange Commission (SEC). The SEC first began designating NRSROs in 1975, for use of their credit ratings, in the determination of capital charges for registered brokers and dealers under the SEC’s Net Capital Rule. During the last three years, the SEC has been examining the purpose of and the need for greater regulation of NRSROs. In January 2003, the SEC issued a report on the role and function of credit rating agencies in the operation of the securities markets. The report addressed issues that the SEC was required to examine under the Sarbanes-Oxley Act of 2002, as well as other issues arising from the SEC’s own review of credit rating agencies. In June 2003, the SEC solicited comments on a concept release that questioned: (1) whether the SEC should continue to designate NRSROs for regulatory purposes and, if so, what the criteria for designation should be; and (2) the level of oversight that the SEC should apply to NRSROs. In February 2005, Standard & Poor’s and other NRSROs’ representatives testified before the Senate Committee on Banking, Housing and Urban Affairs at a hearing to examine the role of credit rating agencies. In March 2005, SEC Chairman Donaldson also testified before the Senate Committee on Banking, Housing and Urban Affairs. He raised an issue about the SEC’s current authority to oversee NRSROs and referred to a voluntary framework for oversight that the NRSROs have been discussing with the SEC staff. The Chairman noted that the question of whether to impose a regulatory regime raises important issues that need to be examined, including the First Amendment. The legal status of rating agencies has also been addressed by courts in the United States in various decisions and is likely to be considered and addressed in legal proceedings from time to time in the future.
In March 2005, the SEC voted to issue a rule proposal to define NRSROs. The SEC issued its proposed rule for public comment on April 19th. Standard & Poor’s submitted its comments on June 9th, largely supporting a more formal designation process and clear criteria, but without involving the SEC in the substance of the ratings process or in second-guessing rating opinions. In

April 2005, Annette Nazareth, then Director of the SEC’s Division of Market Regulation, testified before the Subcommittee on Capital Markets, Insurance and Government Sponsored Enterprises of the House Financial Services Committee on the SEC’s proposed rule and on the oversight framework. She also raised questions on the SEC’s authority over NRSROs. Following this hearing, Rep. Kanjorski asked the SEC to provide technical assistance on the specific authority the SEC would need to effectively oversee rating agencies. In June 2005, the SEC submitted an outline to Rep. Kanjorski of key issues to be addressed if Congress proceeds with legislation (Legislative Framework). Also in June 2005, Standard & Poor’s testified before the same House Subcommittee on H.R.2990, the “Credit Rating Agency Duopoly Relief Act”. This bill, proposed by Rep. Fitzpatrick on June 20th, would set up a mandatory licensing regime with the SEC for credit rating agencies. Standard & Poor’s objected to the bill for legal and policy reasons. In August 2005, Standard & Poor’s submitted comments on the Legislative Framework to Rep. Kanjorski at his request. In March 2006, Standard & Poor’s testified before the Senate Committee on Banking, Housing and Urban Affairs concerning competition in the credit rating industry and general oversight issues.
Outside the United States, the European Parliament has adopted resolutions requiring the European Commission to analyze the desirability of registering credit rating agencies in Europe and the need for registration criteria. The European Commission, through the Committee of European Securities Regulators (CESR), solicited comments on these issues from regulators and the public, including rating agencies, and in late March 2005, CESR issued its final advice to the European Commission. CESR recommended that rating agencies should not be regulated but should implement and enforce internally a code of conduct and other policies to address key issues. In December 2005, the European Commission issued its final report adopting CESR’s advice of a market-based oversight approach based upon compliance with the IOSCO Code described below.
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
The International Organization of Securities Commissions (IOSCO), a global group of securities commissioners, has also been reviewing the role of rating agencies and their processes. In September 2003, IOSCO published a set of principles relating to rating agencies’ processes and procedures. On December 23, 2004, it published its Code of Conduct Fundamentals for rating agencies that builds upon the 2003 principles. Standard & Poor’s worked closely with IOSCO in its drafting of both the principles and the code. In September 2004, Standard & Poor’s also published its own code of practices that is broadly consistent with IOSCO’s code and represents a compilation of existing policies and procedures around key aspects of the ratings process. In October 2005, Standard & Poor’s replaced its code of practices and procedures with a new Ratings Services Code of Conduct which is consistent with the IOSCO’s Code of Fundamentals.
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
A writ of summons was served on The McGraw-Hill Companies, SRL and on The McGraw-Hill Companies, SA (both indirect subsidiaries of the Company) (collectively, “Standard & Poor’s”) on September 29, 2005 and October 7, 2005, respectively, in an action brought in the Tribunal of Milan, Italy by Enrico Bondi (“Bondi”), the Extraordinary Commissioner of Parmalat Finanziaria S.p.A. and Parmalat S.p.A. (collectively, “Parmalat”). Bondi has brought numerous other lawsuits in both Italy and the United States against entities and individuals who had dealings with Parmalat. In this suit, Bondi claims that Standard & Poor’s, which had issued investment grade ratings of Parmalat until shortly before Parmalat’s collapse in December 2003, breached its duty to issue an independent and professional rating and negligently and knowingly assigned inflated ratings in order to retain Parmalat’s business. Alleging joint and several liability, Bondi claims damages of Euros 4,073,984,120 (representing the value of bonds issued by Parmalat and the rating fees paid by Parmalat) with interest, plus damages to be ascertained for Standard & Poor’s alleged complicity in aggravating Parmalat’s financial difficulties and/or for having contributed in bringing about Parmalat’s indebtedness towards its bondholders, and legal fees. The Company believes that Bondi’s allegations and claims for damages lack legal or factual merit and intends to vigorously contest the action. On March 16, 2006, Standard & Poor’s filed its answer, counterclaim and third-party claims, which were authorized by the Tribunal of Milan shortly thereafter.
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
Information & Media

	First	%	First
	Quarter	Increase/	Quarter
(millions of dollars)	2006	(Decrease)	2005

Revenue
Business-to-Business	$197.4	31.4	$150.2
Broadcasting	29.2	20.3	24.2

Total revenue	226.5	29.9	174.4

Operating profit	$1.7	(64.3)	$4.7

% Operating margin	0.8		2.7

In the first quarter 2006, revenue grew by 29.9% or $52.1 million over the prior year while operating profit decreased $3.0 million. J.D. Power and

Associates (JDPA), which was acquired on April 1, 2005, contributed $43.8 million in revenue to the Business-to-Business Group but had a negative impact of $5.3 million on the segment’s operating profit. In Broadcasting, all of the national advertising categories showed growth. Foreign exchange rates had no significant impact on revenue and contributed $0.6 million to operating profit.
Information & Media’s first quarter stock-based compensation expense was $8.0 million which includes a one-time charge of $2.7 million from the elimination of the Company’s restoration stock option program. Also included in stock-based compensation expense for the first quarter of 2006 is restricted performance stock expense of $2.3 million as compared with $0.4 million in the same period of 2005.
On April 1, 2005, the Company acquired JDPA, a privately held company. JDPA, founded in 1968 by J.D. Power III, is a leading provider of marketing information services for the global automotive industry and has established a strong and growing presence in several other important industries, including: finance and insurance, home building, telecommunications and energy. Its customer satisfaction ratings and market research are recognized worldwide as benchmarks for quality and independence.
The acquisition enhances the Company’s growth prospects for its core business information platform by providing a new direct link to consumers, while also providing new collaborative opportunities with the Company’s leading franchises including BusinessWeek, Standard & Poor’s, Platts, McGraw-Hill Construction and Aviation Week.
At the Business-to-Business Group, revenue in the first quarter increased 31.4% compared to prior year primarily due to the acquisition of JDPA. New products and additional services in its U.S. automotive business drove growth at JDPA. According to the Publishing Information Bureau (PIB), BusinessWeek’s advertising pages in the Global edition for the first quarter were up 2.9%, with the same number of issues for PIB purposes and revenue recognition purposes. In an effort to achieve a more economical rate base and to focus more sharply on delivering high-quality advertiser value, BusinessWeek circulation was reduced and the advertising rate card pricing was also lowered. The elimination of BusinessWeek Europe and Asia editions had a negative impact on the Business-to-Business Group’s comparisons. Total 2005 first quarter revenue for these editions was $5.0 million with no comparable revenue in the current year. BusinessWeek Online continues to perform well with increased advertising and unique visitors up 84% compared with the first quarter 2005.
Platts’ news and pricing products experienced growth as a result of the increased need for market information as the price of crude oil continued to be volatile, although crude inventories continued to climb during the first quarter 2006.
As of March 2006, total U.S. construction starts were up 8% versus prior year. Nonresidential building climbed 16% relative to its subdued performance at the outset of 2005. First quarter 2006 gains were also reported for residential building (up 6%) and non-building construction (up 5%). McGraw-Hill Construction Network Project News continued to grow in the quarter.
Broadcasting revenue for the quarter was driven by special events and increased by 20.3% in the first quarter compared to prior year. Broadcasting benefited from ABC’s airing of the Super Bowl while political business was up due to proposition advertising in Indiana and Colorado and a special election in California. National advertising grew in all advertising categories including leisure time and services. Local advertising was primarily driven by increases in the service, leisure time, retail and automotive categories.
Liquidity and Capital Resources
The Company continues to maintain a strong financial position. The Company’s primary source of funds for operations is cash generated by operating activities. The Company’s core businesses have been strong cash generators. Income and consequently cash provided from operations during the year are significantly impacted by the seasonality of businesses, particularly educational publishing. This seasonality also impacts cash flow and related borrowing patterns. The Company’s cash flow is typically negative to neutral in the first half of the year and turns positive during the third and fourth quarters. Debt financing is used as necessary for acquisitions and for seasonal fluctuations in working capital. Cash and cash equivalents were $179.7 million at March 31, 2006, a decline of $569.1 million from December 31, 2005. The Company’s subsidiaries maintain cash balances at financial institutions located throughout the world. These cash balances are subject to normal currency exchange fluctuations. The Company repatriated $209.3 million of earnings from its foreign subsidiaries in 2005 taking advantage of the one-time incentive offered under the American Jobs Creation Act of 2004.
Cash Flow
Operating Activities: Cash used for operations was $20.3 million for 2006, as compared to $15.9 million of cash provided by operations in 2005. The change in cash from operating activities is primarily the result of a reduction of accounts payable and accrued expenses offset by a decrease in accounts receivable.
Accounts receivable (before reserves) decreased $226.9 million from the prior year-end, primarily due to the seasonality of the educational business. This decrease compares to a $151.5 million decrease in 2005 from the prior year-end. The decrease in accounts receivable over the prior year is primarily attributable to the strong cash collections. Year-to-date, the number of day’s sales outstanding for operations have improved by five days year over year. Inventories increased by $35.1 million from the end of 2005 as the Company’s education business prepares for its selling season. The decrease in inventories over the prior year is primarily the result of the stronger adoption opportunities in 2005 compared with 2006.
Accounts payable and accrued expenses decreased by $371.4 million over the prior year-end primarily due to the timing of first quarter performance based compensation payments. This decrease compares to a $270.8 million decrease in 2005. Deferred taxes reduced cash from operations by $21.7 as a result of deferred tax assets arising from the Company’s implementation of Financial Accounting Standards Board’s Statement No. 123(R), Share-Based Payment.
Investing Activities: Cash used for investing activities was $63.9 million and $63.0 million in the first three months of 2006 and 2005, respectively. The change over the prior year is primarily due to an increase in prepublication costs offset by fewer acquisitions than in prior year.
Purchases of property and equipment totaled $11.6 million in 2006 compared with $17.5 million in 2005. For 2006, capital expenditures are expected to be approximately $200 million and primarily relate to increased investment in the Company’s information technology data centers and other technology initiatives, a well as a new McGraw-Hill Education facility in Iowa.

Net prepublication costs increased $39.9 million to $494.6 million from December 31, 2005, as spending outpaced amortization. Prepublication investment in the current year totaled $61.6 million as of March 31, 2006, $12.4 million more than the same period in 2005. Prepublication investment for 2006 is expected to be approximately $340 million, reflecting the significant adoption opportunities in key states in 2007 and beyond.
Financing Activities: Cash used for financing activities was $485.3 million as of March 31, 2006 compared to $269.2 million in 2005. The difference is primarily attributable to the increase in the repurchase of treasury shares. On a settlement basis, cash was utilized to repurchase approximately 10.0 million of treasury shares for $525.7 million in 2006. An additional 8.4 million shares were repurchased on March 30, and that transaction settled on April 5, 2006 bringing the total repurchase to 18.4 million shares for $994.7 million on a trade date basis. In 2005, cash was utilized to repurchase approximately 5.6 million of treasury shares for $249.3 million on a settlement basis. Shares repurchased under the repurchase program were used for general corporate purposes, including the issuance of shares for stock compensation plans and to offset the dilutive effect of the exercise of employee stock options.
There were no commercial paper borrowings as of March 31, 2006 and 2005. The Company has a five-year revolving credit facility agreement of $1.2 billion that expires on July 20, 2009. The Company pays a facility fee of seven basis points on the credit facility whether or not amounts have been borrowed, and borrowings may be made at a spread of 13 basis points above the prevailing LIBOR rates. This spread increases to 18 basis points for borrowings exceeding 50% of the total capacity available under the facility. The facility contains certain covenants, and the only financial covenant requires that the Company not exceed indebtedness to cash flow ratio, as defined, of 4 to 1 at any time. This restriction has never been exceeded. There were no borrowings under this agreement as of March 31, 2006 and 2005.
The Company also has the capacity to issue Extendible Commercial Notes (ECNs) of up to $240 million. ECNs replicate commercial paper, except that the Company has an option to extend the note beyond its initial redemption date to a maximum final maturity of 390 days. However, if exercised, such an extension is at a higher reset rate, which is at a predetermined spread over LIBOR and is related to the Company’s commercial paper rating at the time of extension. As a result of the extension option, no backup facilities for these borrowings are required. As is the case with commercial paper, ECNs have no financial covenants. There were no ECNs outstanding at March 31, 2006 and 2005.
Under the shelf registration that became effective with the Securities and Exchange Commission in 1990, an additional $250 million of debt securities can be issued.
On April 27, 2005 the Company’s Board of Directors approved a two-for-one stock split of the Company’s common stock that took effect in the form of a 100 percent stock dividend to shareholders of record on May 6, 2005. The Company’s shareholders received an additional share for each share in their possession on that date. This did not change the proportionate interest a shareholder maintains in the Company. The additional shares were distributed on May 17, 2005.
On April 11, 2006, The Company announced it terminated the restoration feature of its stock option program on March 30, 2006. The Board of Directors voted to eliminate restoration stock options in an effort to reduce future expenses the Company will incur under the Financial Accounting Standards Board’s Statement No. 123(restated 2004), “Share-Based Payment”. Additionally, the Company has reshaped its long-term incentive compensation program to emphasize the use of restricted performance stock over employee stock options. Beginning in 2006, the Company’s stock-based compensation will largely include awards of restricted performance shares earned over a three-year period, with payment based on the achievement of targeted earnings-per-share growth goals. Employee stock options will still be granted as part of the Company’s incentive compensation program, but in significantly lower amounts than in previous years. The Board originally approved the use of restoration stock options in 1997 to encourage greater employee ownership of the Company’s stock. The new incentive compensation programs continue to advance employee stock ownership as a means to ensure effective alignment of employee compensation with shareholders interests. Under the restoration stock option program, when an employee provided previously owned shares of stock to pay for the exercise of a stock option (as opposed to the use of cash or “cashless exercises”), the employee was granted a restoration stock option equal to the number of shares used to exercise the stock option, including any shares withheld for taxes. The employee’s resulting restoration option grant carried a term equal to that remaining on the options that were exercised, at a new exercise price equal to the fair market value of the Company’s stock at the time of the transaction.
On January 29, 2003, the Board of Directors approved a share repurchase program authorizing the purchase of up to 30 million additional shares (post-split), which was approximately 7.8% of the total shares of the Company’s outstanding common stock. On January 26, 2005, the Company announced it would repurchase 6 to 10 million of its shares during 2005. On October 26, 2005, the Board of Directors approved the repurchase of up to 7.8 million additional shares, which were the total number of shares remaining in the 2003 30 million share repurchase program. On a trade date basis, the Company repurchased 14.3 million shares for $671.9 million in 2005 at an average price of approximately $46.84 per share. Approximately 26.6 million shares were repurchased for $1.15 billion at an average price of $43.22 under this program through December 31, 2005. During the first quarter of 2006, the remaining 3.4 million shares from this program were repurchased for $173.7 million at an average price of approximately $51.09 per share.
On January 24, 2006, the Board of Directors approved a new stock repurchase program authorizing the purchase of up to 45 million additional shares, which was approximately 12.1% of the total shares of the Company’s outstanding common stock. The repurchased shares may be used for general corporate purposes, including the issuance of shares in connection with the exercise of employee stock options. Purchases under this program may be made from time to time on the open market and in private transactions depending on market conditions. The Company repurchased 15 million shares from the new program during 2006, for $820.8 million at an average price of approximately $54.72 per share. This was in addition to the 3.4 million shares that were repurchased in the first quarter 2006 that remained available under the previous buyback plan authorized by the Board in January 2003.
On March 30, 2006, as part of its previously announced stock buyback program, the Company acquired 8.4 million shares of the Corporation’s stock from the holdings of the recently deceased William H. McGraw. The shares were purchased through the mixture of available cash and borrowings at a discount of approximately 2.4% from the March 30th New York Stock Exchange closing price through a private transaction with Mr. McGraw’s estate. This transaction closed on April 5, 2006 and the total purchase amount of $468.8 million was funded through a combination of cash on hand and borrowings in the commercial paper market. The transaction was approved by the Financial Policy and Audit Committees of the Company’s Board of Directors, and the Corporation received independent financial and legal advice concerning the purchase. This completed the approved 15 million share repurchases for 2006. On April 26, 2006, the Board of Directors approved an additional 10 million shares for repurchase in 2006 under the existing program.

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
The Company has naturally hedged positions in most countries with a local currency perspective with offsetting assets and liabilities. The gross amount of the Company’s foreign exchange balance sheet exposure from operations is $174.2 million as of March 31, 2006. Management has estimated using an undiversified value at risk analysis with 95% certainty that the foreign exchange gains and losses should not exceed $17.3 million over the next year based on the historical volatilities of the portfolio.
The Company’s net interest expense is sensitive to changes in the general level of U.S. interest rates. Based on average debt and investments outstanding over the past three months, the following is the projected annual impact on interest expense on current operations:

Percent change in interest rates	Projected annual pre-tax impact on
(+/-)	operations (millions)
1%	$4.9
Recently Issued Accounting Standards
There are no recently issued Accounting Standards that will impact the Company.
“Safe Harbor” Statement Under the Private Securities Litigation Reform Act of 1995
This section, as well as other portions of this document, includes certain forward-looking statements about the Company’s businesses, new products, sales, expenses, cash flows and operating and capital requirements. Such forward-looking statements include, but are not limited to: the strength and sustainability of the U.S. and global economy; Educational Publishing’s level of success in 2006 adoptions and enrollment and demographic trends; the level of educational funding; the level of education technology investments; the strength of Higher Education, Professional and International publishing markets and the impact of technology on them; the level of interest rates and the strength of the economic recovery, profit levels and the capital markets in the U.S. and abroad; the level of success of new product development and global expansion and strength of domestic and international markets; the demand and market for debt ratings, including mortgage and asset-backed securities; the regulatory environment affecting Standard & Poor’s; the level of merger and acquisition activity in the U.S. and abroad; the strength of the domestic and international advertising markets; the volatility of the energy marketplace; the contract value of public works, manufacturing and single-family unit construction; the level of political advertising; and the level of future cash flow, debt levels, product-related manufacturing expenses, pension expense, distribution expenses, postal rates, amortization and depreciation expense, income tax rates, capital, technology and other expenditures and prepublication cost investment.
Actual results may differ materially from those in any forward-looking statements because any such statements involve risks and uncertainties and are subject to change based upon various important factors, including, but not limited to, worldwide economic, financial, political and regulatory conditions; currency and foreign exchange volatility; the health of capital and equity markets, including future interest rate changes; the implementation of an expanded regulatory scheme affecting Standard & Poor’s ratings and services; the level of funding in the education market (both domestically and internationally); the pace of recovery in advertising; continued investment by the construction, computer and aviation industries; the successful marketing of new products, and the effect of competitive products and pricing.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company has no material changes to the disclosure made on this matter in the Company’s report on Form 10-K for the year ended December 31, 2005. Please see the financial condition section in Item 2 of this Form 10-Q for additional market risk disclosures.
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
As of March 31, 2006, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the U.S. Securities Exchange Act of 1934). Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2006.
Other Matters
There have been no changes in the Company’s internal controls over financial reporting during the most recent quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II
Other Information
Item 1. Legal Proceedings
A writ of summons was served on The McGraw-Hill Companies, SRL and on The McGraw-Hill Companies, SA (both indirect subsidiaries of the Company) (collectively, Standard & Poor’s) on September 29, 2005 and October 7, 2005, respectively, in an action brought in the Tribunal of Milan, Italy by Enrico Bondi (“Bondi”), the Extraordinary Commissioner of Parmalat Finanziaria S.p.A. and Parmalat S.p.A. (collectively, “Parmalat”). Bondi has brought numerous other lawsuits in both Italy and the United States against entities and individuals who had dealings with Parmalat. In this suit, Bondi claims that Standard & Poor’s, which had issued investment grade ratings of Parmalat until shortly before Parmalat’s collapse in December 2003, breached its duty to issue an independent and professional rating and negligently and knowingly assigned inflated ratings in order to retain Parmalat’s business. Alleging joint and several liability, Bondi claims damages of euros 4,073,984,120 (representing the value of bonds issued by Parmalat and the rating fees paid by Parmalat) with interest, plus damages to be ascertained for Standard & Poor’s alleged complicity in aggravating Parmalat’s financial difficulties and/or for having contributed in bringing about Parmalat’s indebtedness towards its bondholders, and legal fees. The Company believes that Bondi’s allegations and claims for damages lack legal or factual merit and intends to vigorously contest the action. On March 16, 2006, Standard & Poor’s filed its answer, counterclaim and third-party claims, which were authorized by the Tribunal of Milan shortly thereafter.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On January 29, 2003, the Board of Directors authorized a stock repurchase program of up to 30 million additional shares, which was approximately 7.8% of the total shares (post-split) of the Company’s outstanding common stock as of January 29, 2003. As of December 31, 2005, 3.4 million shares remained available under the 2003 repurchase program. On January 24, 2006 the Board of Directors approved a new stock repurchase program authorizing the purchase of up to 45 million additional shares, which was approximately 12.1% of the total shares of the Company’s outstanding common stock as of January 24, 2006. The repurchase programs have no expiration date. The repurchased shares may be used for general corporate purposes, including the issuance of shares in connection with the exercise of employee stock options. Purchases under this program may be made from time to time on the open market and in private transactions, depending on market conditions.
On March 30, 2006, the Company acquired 8.4 million shares of The McGraw-Hill Companies common stock from the holdings of the recently decreased William H. McGraw, in a related party transaction. The shares were purchased at a discount of approximately 2.4% from the March 30, 2006 New York Stock Exchange closing price through a private transaction with Mr. McGraw’s estate. The transaction was approved by the Financial Policy and Audit Committees of the Company’s Board of Directors. The Company received independent financial and legal advice concerning the purchase.
In addition to purchases under the 2003 and 2006 stock repurchase programs, the number of shares in column (a) include; 1) shares of common stock that are tendered to the Registrant to satisfy the employees’ tax withholding obligations in connection with the vesting of awards of restricted performance shares (such shares are repurchased by the Registrant based on their fair market value on the vesting date), and 2) shares of the Registrant deemed surrendered to the Registrant to pay the exercise price and to satisfy the employees’ tax withholding obligations in connection with the exercise of employee stock options.
The following table provides information on purchases made by the Company of its outstanding common stock during the first quarter of 2006 pursuant to the stock repurchase programs authorized by the Board of Directors on January 29, 2003 and January 24, 2006(column c). There were no other share repurchases during the quarter outside the stock repurchases noted below:

			(c)Total Number
	(a)Total		of Shares
	Number of		Purchased as	(d) Maximum Number
	Shares		Part of Publicly	of Shares that may
	Purchased	(b)Average	Announced	yet be Purchased
	(in	Price Paid	Programs	Under the Programs
Period	millions)	per Share	(in millions)	(in millions)
(Jan. 1 — Jan. 31, 2006)	2.4	$51.14	2.4	46.0
(Feb. 1 — Feb. 28, 2006)	8.0	$52.95	7.6	38.4
(Mar. 1 — Mar. 31, 2006)	9.5	$55.92	8.4	30.0
Total — Qtr	19.9	$54.14	18.4	30.0

Item 6. Exhibits
(12)	Computation of Ratio of Earnings to Fixed Charges

(15)	Letter on Unaudited Interim Financials

(31.1)	Quarterly Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Quarterly Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Quarterly Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MCGRAW-HILL COMPANIES, INC.
Date: April 28, 2006	By	/s/ Robert J. Bahash
Robert J. Bahash
Executive Vice President and Chief Financial Officer

Date: April 28, 2006	By	/s/ Kenneth M. Vittor
Kenneth M. Vittor
Executive Vice President and General Counsel

Date: April 28, 2006	By	/s/ Talia M. Griep
Talia M. Griep
Corporate Controller and Senior Vice President, Global Business Services