Form 10-Q
period 2006-06-30
MCGRAW-HILL COMPANIES INC
filed 2006-07-28
CIK 64040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

☒  Large accelerated filer    ☐  Accelerated filer    ☐  Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

On July 14, 2006 there were approximately 351.9 million shares of common stock (par value $1.00 per share) outstanding.

The McGraw-Hill Companies, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

of The McGraw-Hill Companies, Inc.

We have reviewed the consolidated balance sheet of The McGraw-Hill Companies, Inc., as of June 30, 2006, and the related consolidated statements of income for the three month and six month periods ended June 30, 2006 and 2005, and the consolidated statements of cash flows for the six month periods ended June 30, 2006 and 2005. These financial statements are the responsibility of the Company’s management.

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

Ernst & Young LLP

July 25, 2006

Part I

Financial Information

Item 1. Financial Statements

The McGraw-Hill Companies, Inc.

Consolidated Statement of Income

Periods Ended June 30, 2006 and 2005

(in thousands, except per share data)	Three Months		Six Months
	2006	2005	2006	2005
Revenue (Note 3)
Product revenue	$636,726	$653,411	$980,148	$976,470
Service revenue	890,817	802,866	1,688,074	1,508,813

Total revenue	1,527,543	1,456,277	2,668,222	2,485,283
Expenses
Operating related expense (Notes 1 and 4)
Product	310,083	312,351	515,024	502,774
Service	276,393	262,543	552,937	502,847

Total operating related expense	586,476	574,894	1,067,961	1,005,621

Selling and general expense (Notes 1 and 4)
Product	252,299	260,610	471,150	461,019
Service	287,942	268,656	573,121	507,720

Total selling and general expense	540,241	529,266	1,044,271	968,739
Depreciation	28,316	26,134	55,880	50,837
Amortization of intangibles	12,107	12,010	24,033	20,439

Total expenses	1,167,140	1,142,304	2,192,145	2,045,636

Income from operations (Note 3)	360,403	313,973	476,077	439,647

Interest expense (Notes 6 and 11)	8,555	3,512	6,046	4,210

Income from operations before taxes on income (Note 3)	351,848	310,461	470,031	435,437
Provision for taxes on income (Note 12)	130,887	115,491	174,850	161,732

Net income (Notes 1 and 2)	$220,961	$194,970	$295,181	$273,705

Basic earnings per common share	$0.62	$0.52	$0.82	$0.73
Diluted earnings per common share	$0.60	$0.51	$0.79	$0.71

Average number of common shares outstanding: (Notes 7 and 9)
Basic	355,783	373,534	361,244	376,191
Diluted	365,507	380,047	371,569	383,332

See accompanying notes.

The McGraw-Hill Companies, Inc.

Consolidated Balance Sheet

(in thousands)	June 30, 2006	Dec. 31, 2005	June 30, 2005
ASSETS

Current assets:
Cash and equivalents	$211,053	$748,787	$245,895
Accounts receivable (net of allowance for doubtful accounts and sales returns) (Note 5)	1,117,453	1,114,291	1,121,069
Inventories (Note 5)	389,425	335,278	433,879
Deferred income taxes	298,571	287,404	267,058
Prepaid and other current assets	120,686	105,179	148,925

Total current assets	2,137,188	2,590,939	2,216,826

Prepublication costs (net of accumulated amortization) (Note 5)	506,885	454,631	455,584

Investments and other assets:
Prepaid pension expense (Note 10)	276,829	288,868	294,330
Other	182,320	182,649	225,444

Total investments and other assets	459,149	471,517	519,774

Property and equipment - at cost	1,318,199	1,299,511	1,244,602
Less - accumulated depreciation	816,463	772,761	729,964

Net property and equipment	501,736	526,750	514,638

Goodwill and other intangible assets:
Goodwill - net	1,654,645	1,654,628	1,741,769
Copyrights - net	202,316	210,387	220,911
Other intangible assets - net	473,511	486,956	495,284

Net goodwill and intangible assets	2,330,472	2,351,971	2,457,964

Total assets	$5,935,430	$6,395,808	$6,164,786

See accompanying notes.

The McGraw-Hill Companies, Inc.

Consolidated Balance Sheet

(in thousands)	June 30, 2006	Dec. 31, 2005	June 30, 2005
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Notes payable	$681,257	$2,947	$389,205
Accounts payable	294,274	336,285	285,522
Accrued royalties	50,107	115,251	51,925
Accrued compensation and contributions to retirement plans (Note 10)	363,162	499,655	314,084
Income taxes currently payable	152,796	68,518	166,741
Unearned revenue	892,508	853,253	796,920
Deferred gain on sale leaseback (Note 11)	7,927	7,927	7,516
Other current liabilities (Note 14)	347,408	340,990	333,851

Total current liabilities	2,789,439	2,224,826	2,345,764

Other liabilities:
Long-term debt (Note 6)	327	339	350
Deferred income taxes (Note 12)	289,247	318,015	321,740
Accrued postretirement healthcare and other benefits (Note 10)	158,277	159,943	161,817
Deferred gain on sale leaseback (Note 11)	185,327	189,260	193,513
Other non-current liabilities (Notes 1 and 4)	353,727	390,277	329,774

Total other liabilities	986,905	1,057,834	1,007,194

Total liabilities	3,776,344	3,282,660	3,352,958

Commitments and contingencies (Note 13)

Shareholders’ equity (Notes 7 and 8):
Capital stock	411,709	411,709	411,709
Additional paid-in capital	52,123	1,020	3,831
Retained income	4,362,531	4,199,210	3,751,498
Accumulated other comprehensive income	(72,677)	(81,060)	(55,347)

	4,753,686	4,530,879	4,111,691

Less - common stock in treasury-at cost (Note 15)	2,594,600	1,401,973	1,271,727
Unearned compensation on restricted stock (Notes 1 and 4)	—	15,758	28,136

Total shareholders’ equity	2,159,086	3,113,148	2,811,828

Total liabilities & shareholders’ equity	$5,935,430	$6,395,808	$6,164,786

See accompanying notes.

The McGraw-Hill Companies, Inc.

Consolidated Statement of Cash Flows

For the Six Months Ended June 30, 2006 and 2005

(in thousands)	2006	2005
Cash flows from operating activities
Net income	$295,181	$273,705
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	55,880	50,837
Amortization of intangibles	24,033	20,439
Amortization of prepublication costs	75,559	80,380
Provision for losses on accounts receivable	12,025	13,233
Stock-based compensation	77,016	13,769
Other	(4,982)	(122)
Changes in assets and liabilities net of effect of acquisitions and dispositions:
(Increase) in accounts receivable	(15,405)	(106,881)
(Increase) in inventories	(53,441)	(106,768)
(Increase)/decrease in prepaid and other current assets	(14,086)	26,039
(Decrease) in accounts payable and accrued expenses	(271,965)	(216,174)
Increase in unearned revenue	38,385	63,479
(Decrease)/Increase in other current liabilities	(21,498)	10,687
Increase in interest and income taxes currently payable	107,702	106,163
Net change in deferred income taxes	(36,545)	(5,865)
Net change in other assets and liabilities	25,405	6,168

Cash provided by operating activities	293,264	229,089

Investing activities
Investment in prepublication costs	(125,061)	(109,890)
Purchases of property and equipment	(32,176)	(43,826)
Acquisition of businesses and equity interests	(893)	(449,965)
Disposition of property, equipment and businesses	12,286	18,033
Additions to technology projects	(10,716)	(5,978)

Cash (used for) investing activities	(156,560)	(591,626)

Financing activities
Borrowings/(Payments) on short-term debt - net	678,298	371,003
Dividends paid to shareholders	(131,860)	(122,782)
Repurchase of treasury shares	(1,359,322)	(383,923)
Exercise of stock options	114,811	80,281
Excess tax benefits from share-based payments	26,394	—
Other	—	(95)

Cash (used for) financing activities	(671,679)	(55,516)

Effect of exchange rate changes on cash	(2,759)	(16,675)

Net change in cash and equivalents	(537,734)	(434,728)

Cash and equivalents at beginning of period	748,787	680,623

Cash and equivalents at end of period	$211,053	$245,895

See accompanying notes.

The McGraw-Hill Companies, Inc.

Notes to Consolidated Financial Statements

1.	Basis of Presentation

The financial information in this report has not been audited, but in the opinion of management all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly such information have been included. The operating results for the three and six months ended June 30, 2006 and 2005 are not necessarily indicative of results to be expected for the full year due to the seasonal nature of some of the Company’s businesses. The financial statements included herein should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

Share-Based Compensation - During the first quarter of fiscal 2006, the Company adopted the provisions of, and accounts for stock-based compensation in accordance with, Statement of Financial Accounting Standards No. 123–revised 2004 (Statement 123(R)), “Share-Based Payment.” Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is the vesting period. The Company has applied the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of Statement 123(R) apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS 123 pro forma disclosures. Stock-based compensation is classified as both operating expense and selling and general expense on the consolidated statement of income. In accordance with Statement 123(R), Accrued Compensation on Restricted Stock within Other Non-current Liabilities and Unearned Compensation on Restricted Stock have been reversed into Additional Paid-in Capital on the consolidated balance sheet on the date of adoption. Prior to the adoption of Statement 123(R), the Company applied the provisions prescribed by Accounting Principles Board Opinion (APBO) No. 25, “Accounting for Stock Issued to Employees,” in accounting for its stock-based awards, and accordingly, recognized no compensation cost for its stock option plans other than for its restricted stock performance and non-performance awards. See Note 4 of this Form 10-Q for further information regarding the Company’s stock-based compensation assumptions and expenses, including pro forma disclosures for the prior period as if stock-based compensation was expensed.

Since the date of the annual report on Form 10-K, there have been no other material changes to the Company’s critical accounting policies.

Certain prior year amounts have been reclassified for comparability purposes.

2.	Comprehensive Income

The following table is a reconciliation of the Company’s net income to comprehensive income for the three and six months ended June 30:

	Three Months		Six Months
(in thousands)	2006	2005	2006	2005
Net income	$220,961	$194,970	$295,181	$273,705
Other comprehensive income/(loss):
Foreign currency translation Adjustments	6,394	(20,237)	12,067	(23,092)
Minimum pension liability Adjustment	—	—	(3,684)	—

Comprehensive income	$227,355	$174,733	$303,564	$250,613

3.	Segment and Related Information

The Company has three reportable segments: McGraw-Hill Education, Financial Services, and Information & Media. McGraw-Hill Education is one of the premier global educational publishers serving the elementary and high school, college and university, professional and international markets.

The Financial Services segment operates under the Standard & Poor’s brand as one reporting unit and provides credit ratings, evaluation services, and analysis globally on corporations, financial institutions, securitized and project financings, and local, state and sovereign governments. Financial Services provides a wide range of analytical and data services for investment managers and investment advisors globally. In September 2005, the Company divested its Corporate Value Consulting (CVC) business, which was formerly part of the Financial Services segment. For the three and six months ended June 30, 2005, CVC represented $34.8 million and $68.3 million of revenue and positively contributed approximately $7.5 million and $14.1 million to operating results. This divestiture negatively impacted comparisons. The Financial Services segment acquired a majority interest in CRISIL Limited on June 1, 2005. Revenue for the months of April and May for this acquisition was approximately $8.1 million, and $20.3 million for the five months ending May 31, 2006. This acquisition had no material impact on operating profit for the same periods.

The Information & Media (I&M) segment includes business and professional media offering information, insight and analysis. Included in the results of the I&M segment are the results of J.D. Power and Associates which was acquired in April 2005. The assets acquired in this acquisition totaled approximately $520 million and are not considered material to the Company. For the three and six months ended June 30, 2006, this acquisition contributed $7.3 million and $51.1 million, respectively, in revenue growth and had an impact on operating profit of $2.1 million and ($3.1) million, respectively. In November 2005, the Company divested its Healthcare Information Group, which was formerly part of the I&M segment. This divestiture had no significant impact on revenue or operating profit for the period.

Operating profit by segment is the primary basis for the chief operating decision maker of the Company, the Executive Committee, to evaluate the performance of each segment. A summary of operating results by segment for the three and six months ended June 30, 2006 and 2005 follows:

	2006		2005
Three Months (in thousands)	Revenue	Operating Profit	Revenue	Operating Profit

McGraw-Hill Education	$611,646	$67,761	$628,647	$71,591
Financial Services	677,313	313,886	597,366	258,286
Information & Media	238,584	12,956	230,264	13,608

Total operating segments	1,527,543	394,603	1,456,277	343,485
General corporate expense	—	(34,200)	—	(29,512)
Interest expense	—	(8,555)	—	(3,512)

Total Company	$1,527,543	$351,848 *	$1,456,277	$310,461 *

*	Income from continuing operations before taxes on income.

	2006		2005
Six Months (in thousands)	Revenue	Operating Profit	Revenue	Operating Profit

McGraw-Hill Education	$925,796	$(29,290)	$935,947	$(7,083)
Financial Services	1,277,313	565,543	1,144,647	480,798
Information & Media	465,113	14,649	404,689	18,354

Total operating segments	2,668,222	550,902	2,485,283	492,069
General corporate expense	—	(74,825)	—	(52,422)
Interest expense	—	(6,046)	—	(4,210)

Total Company	$2,668,222	$470,031 *	$2,485,283	$435,437 *

*	Income from continuing operations before taxes on income.

Stock based compensation is included in the operating profit for the three and six months ended June 30, 2006 and 2005 as follows (see Note 4):

(in thousands)	Three Months		Six Months
	2006	2005	2006	2005
McGraw-Hill Education	$5,822	$3,362	$16,982	$4,792
Financial Services	8,547	2,279	19,698	4,500
Information & Media	4,192	461	12,153	843
Corporate	4,444	2,017	28,183	3,634

Total Company	$23,005	$8,119	$77,016	$13,769

4.	Stock-Based Compensation

The Company has a Director Deferred Stock Ownership Plan and three stock ownership plans: the 2002, 1993 and 1987 Employee Stock Incentive Plans.

Director Deferred Stock Ownership Plan – Under this Plan, common stock reserved may be credited to deferred stock accounts for eligible Directors. In general, the Plan requires that 50% of eligible Directors’ annual compensation plus dividend equivalents be credited to deferred stock accounts. Each Director may also elect to defer all or a portion of the remaining compensation and have an equivalent number of shares credited to the deferred stock account. Recipients under this

Plan are not required to provide consideration to the Company other than rendering service. Shares will be delivered as of the date a recipient ceases to be a member of the Board of Directors or within five years thereafter, if so elected. The Plan will remain in effect until terminated by the Board of Directors or until no shares of stock remain available under the Plan.

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

The 2002 Employee Stock Incentive Plan as amended in 2004 (2002 Plan) - This Plan permits the granting of nonqualified stock options, SARs, performance stock, restricted stock, and other stock-based awards.

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

Under the modified prospective method, Statement 123(R) applies to new awards and to awards that were outstanding as of December 31, 2005 that are subsequently modified, repurchased or cancelled. Compensation expense recognized during the six months ended June 30, 2006 includes the expense for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement No. 123, “Accounting for Stock-Based Compensation” (Statement 123), and the expense for all share-based payments granted during the six months ended June 30, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Prior period results have not been restated.

Stock-based compensation for the three and six months ended June 30, 2006 and 2005, is as follows:

(in millions)	Three Months		Six Months
	2006	2005	2006	2005
Stock-based compensation
Pre-tax	$23.0	$8.1	$77.0	$13.8
Post-tax	14.5	5.1	48.4	8.7

The Company receives a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the price at which the options are sold over the exercise price of the options. Prior to the adoption of Statement 123(R), the Company reported tax benefits resulting from the exercise of stock options as operating cash flows in its consolidated statement of cash flows. In accordance with Statement 123(R), the Company now reports excess tax benefits as financing cash flows. The actual income tax benefit realized from stock option exercises for the three and six months ended

June 30, 2006 and 2005, was as follows:

(in millions)	Three Months		Six Months
	2006	2005	2006	2005
Income tax benefit
Realized from stock option exercise	$8.0	$6.7	$48.8	$17.9
Net cash proceeds from the exercise of stock options	$30.3	$35.6	$114.8	$80.3

The Company settles employee stock option exercises with shares issued from treasury stock.

For the six months ended June 30 2006, $26.4 million is reported as excess tax benefits from stock-based payments in financing cash flows, with no comparable amount in 2005.

The following table illustrates the effect on net income and earnings per share if the Company had accounted for stock-based compensation in accordance with Statement 123(R) for the three and six months ended June 30, 2005:

(in thousands, except earnings per share)	Three Months 2005	Six Months 2005
Net income, as reported	$194,970	$273,705
Stock-based compensation cost included in net income, net of tax	5,099	8,658
Fair value of stock-based compensation cost, net of tax	(18,006)	(33,592)

Pro forma net income	$182,063	$248,771

Basic earnings per common share
As reported	$0.52	$0.73
Pro forma	$0.49	$0.66
Diluted earnings per common share
As reported	$0.51	$0.71
Pro forma	$0.48	$0.65

Stock Options

Stock options, which may not be granted at a price less than the fair market value of the Company’s common stock at date of grant, vest in two years in equal annual installments and have a maximum term of 10 years.

Beginning in 1997, participants who exercised an option by tendering previously owned shares of common stock of the Company could elect to receive a one-time restoration option covering the number of shares tendered including any shares withheld for taxes. Restoration options were granted at fair market value of the Company’s common stock on the date of the grant, had a maximum term equal to the remainder of the original option term and were subject to a six-month vesting period. Effective March 30, 2006, the Company’s restoration stock option program was eliminated. Restoration options granted between February 3 and March 30, 2006 vested immediately and all restoration options outstanding as of February 3, 2006 became fully vested. Included in the six months ended June 30, 2006, the Company incurred a one-time charge of $23.8 million ($14.9 million pre-tax or $0.04 per share) related to the elimination of the restoration stock option program.

The Company uses a lattice-based option-pricing model to estimate the fair value of options granted in 2006 and 2005. Options granted prior to January 1, 2005 were valued using the Black-Scholes model. The following assumptions were used in valuing the options granted during the six months ended June 30, 2006 and 2005:

	2006	2005
Risk-free average interest rate	4.14-5.8%	1.99-4.64%
Dividend yield	1.22-1.41%	1.6%
Volatility	12.0-21.7%	16.0-24.0%
Expected life (years)	6.65-7.06	0.5-6.8
Weighted average grant-date fair value	$14.99	$8.85

Because lattice-based option-pricing models incorporate ranges of assumptions, those ranges are disclosed. These assumptions are based on multiple factors, including historical exercise patterns, post-vesting termination rates, expected future exercise patterns and the expected volatility of the Company’s stock price. The risk-free interest rate is the imputed forward rate based on the US Treasury yield at the date of grant. The Company uses the historical volatility of the Company’s stock price over the expected term of the options to estimate the expected volatility. The expected term of options granted is derived from the output of the lattice model and represents the period of time that options granted are expected to be outstanding.

At June 30, 2006, there was $38.0 million of unrecognized compensation costs related to stock options, which is expected to be recognized over a weighted-average period of 1.4 years.

Stock option activity for the six months ended June 30, 2006 is as follows:

(in thousands of shares)	Shares	Weighted average Exercise price	Weighted average remaining contractual life	Aggregate Intrinsic Value (in millions)
Options outstanding at December 31, 2005	42,191	$35.03
Options granted	1,199	56.31
Options exercised	(4,389)	30.55		$105.8
Options cancelled and expired	(91)	41.24

Options outstanding at March 31, 2006	38,910	$36.18	8 years	$834.2

Options granted	1,807	$57.78
Options exercised	(954)	45.58		$19.8
Options cancelled	(101)	44.81
Options forfeited	(25)	35.87

Options outstanding at June 30, 2006	39,637	$36.91	8 years	$516.6

Exercisable Options outstanding at June 30, 2006	33,786	$34.85	7 years	$440.3

Nonvested stock option activity for the six months ended June 30, 2006 is as follows:

(in thousands of shares)	Shares	Weighted average exercise price
Nonvested options outstanding at December 31, 2005	14,201	$42.32
Options granted	1,199	56.31
Options vested	(2,445)	52.28
Options forfeited	(81)	41.41

Nonvested options outstanding at March 31, 2006	12,874	$41.74

Options granted	1,807	57.78
Options vested	8,728	40.22
Options forfeited	(101)	44.81

Nonvested options outstanding at June 30, 2006	5,852	$48.84

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

Under the provisions of Statement 123(R), the recognition of unearned compensation is no longer required. Unearned compensation is a contra-equity balance sheet account representing the amount of unrecognized expense relating to restricted stock that is amortized as the expense is recognized over the vesting period of the award. As of January 1, 2006, the balance of Unearned Compensation on Restricted Stock was reversed into Additional Paid-in Capital on the Company’s balance sheet. In addition, Accrued Compensation of Restricted Stock within Other Non-current Liabilities has also been reversed into Additional Paid-in Capital. As of June 30, 2006, there was unrecognized stock-based compensation of $95.4 million related to restricted stock awards, which is expected to be recognized over a weighted-average period of 2.3 years.

Compensation expense related to restricted stock awards for three and six months ended June 30 is as follows:

	Three Months		Six Months
(in millions)	2006	2005	2006	2005
Restricted stock awards expense	$12.5	$8.1	$25.9	$13.8

Restricted stock activity for the six months ended June 30, 2006 is as follows:

(in thousands of shares)	Shares	Weighted-average grant-date fair value
Non-Performance Awards
Nonvested shares as of December 31, 2005	129	$40.16
Granted	—	—
Vested	(2)	$40.59
Forfeited	(1)	$34.78

Nonvested shares as of March 31, 2006	126	$40.18

Granted	7	$56.35
Vested	(23)	$40.31
Forfeited	(1)	$45.26

Nonvested shares as of June 30, 2006	109	$41.12

(in thousands of shares)	Shares	Weighted-average grant-date fair value
Performance Awards
Nonvested shares as of December 31, 2005	1,199	$35.81
Granted	443	$51.19
Vested	(903)	$39.42
Forfeited	(6)	$38.93

Nonvested shares as of March 31, 2006	733	$40.64

Granted	967	$57.78
Vested	—	—
Forfeited	(15)	$51.04

Nonvested shares as of June 30, 2006	1,685	$50.39

5.	Allowances, Inventories and Accumulated Amortization of Prepublication Costs

The allowances for doubtful accounts and sales returns, the components of inventory and the accumulated amortization of prepublication costs were as follows:

(in thousands)	June 30, 2006	Dec. 31, 2005	June 30, 2005
Allowance for doubtful accounts	$74,866	$74,396	$76,949

Allowance for sales returns	$122,329	$187,348	$107,276

Inventories:
Finished goods	$362,232	$309,509	$395,773
Work-in-process	6,843	8,286	16,190
Paper and other materials	20,350	17,483	21,916

Total inventories	$389,425	$335,278	$433,879

Accumulated amortization of prepublication costs	$1,069,777	$1,021,972	$876,471

6.	Debt

A summary of long-term debt follows:

(in thousands)	June 30, 2006	Dec. 31, 2005	June 30, 2005
Total long-term debt	$327	$339	$350

Commercial paper borrowings at June 30, 2006 and June 30, 2005 totaled $678.6 million and $384.8 million, respectively. Both amounts are categorized as current debt.

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

The revolving credit facility contains certain covenants. The only financial covenant requires that the Company not exceed indebtedness to cash flow ratio, as defined, of 4 to 1 at any time. This restriction has never been exceeded. There were no borrowings under the amended facility as of June 30, 2006 and 2005 and December 31, 2005.

7.	Capital Structure

The number of common shares reserved for issuance for employee stock plan awards under the 2002 Plan and the Director Deferred Stock Ownership Plan, were as follows:

(in thousands of shares)	June 30, 2006	Dec. 31, 2005	June 30, 2005
Shares available for granting under the 2002 Plan	19,420	19,115	16,111
Director Deferred	563	566	567
Options outstanding	39,637	42,191	46,622

Shares available for issuance	59,620	61,872	63,300

The number of common shares issued upon exercise of stock-based awards were as follows:

(in thousands of shares)	June 30, 2006	Dec. 31, 2005	June 30, 2005
Stock-based awards exercised	5,343	8,889	3,201

8.	Cash Dividends

Cash dividends per share declared during the three and six months ended June 30, 2006 and 2005 were as follows:

	Three Months		Six Months
	2006	2005	2006	2005
Common stock	$0.1815	$0.165	$0.3630	$0.330

9.	Common Shares Outstanding

A reconciliation of the number of shares used for calculating basic earnings per common share and diluted earnings per common share for the three and six months ended June 30, 2006 and 2005 follows:

	Three Months		Six Months
(in thousands)	2006	2005	2006	2005
Average number of common shares outstanding	355,783	373,534	361,244	376,191
Effect of stock options and other dilutive securities	9,724	6,513	10,325	7,141

Average number of common shares outstanding including effect of dilutive securities	365,507	380,047	371,569	383,332

Restricted performance shares outstanding at June 30, 2006 and 2005 of 1,794,000 and 1,458,000 were not included in the computation of diluted earnings per common shares because the necessary vesting conditions have not yet been met.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (Statement 123(R)). The impact of Statement 123(R) had no material impact on weighted average shares for the three and six months ended June 30, 2006.

10.	Retirement Plans and Postretirement Healthcare and Other Benefits

A summary of net periodic benefit expense for the Company’s defined benefit plans and postretirement healthcare and other benefits for the three and six months ended June 30, 2006 and 2005 is as follows:

	Three Months		Six Months
Defined Benefit Plan (in thousands)	2006	2005	2006	2005
Service cost	$13,728	$11,967	$27,290	$24,445
Interest cost	16,363	15,004	32,593	30,019
Expected return on plan assets	(22,610)	(22,150)	(45,292)	(44,335)
Amortization of prior service cost	83	83	167	167
Recognized net actuarial loss	3,352	1,491	6,650	2,843

Net periodic benefit cost	$10,916	$6,395	$21,408	$13,139

	Three Months		Six Months
Postretirement Healthcare and Other Benefits (in thousands)	2006	2005	2006	2005
Service cost	$507	$475	$1,040	$950
Interest cost	1,773	2,324	3,844	4,648
Amortization of prior service cost	(302)	(266)	(593)	(532)

Net periodic benefit cost	$1,978	$2,533	$4,291	$5,066

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

The effect of the assumption changes on pension expense for the three and six months ended June 30, 2006 was an increase in expense of $3.2 million pre-tax, or one-half of one-cent per diluted share and $6.4 million pre-tax or one-cent per diluted share.

In July 2006, the scheme actuaries for the United Kingdom pension plan completed its statutory valuation of the plan. As a result of this analysis, the plan’s funding requirements will increase by approximately $58 million over the three year period beginning July 2006. The Company intends to use its European cash investments to satisfy the increased funding requirements.

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

The Company remains an anchor tenant of what continues to be known as The McGraw-Hill Companies building and will continue to lease space from Rock-McGraw, Inc., under an existing lease. As of December 31, 2005, the Company had a lease for approximately 17% of the building space for approximately 14 years, which is being accounted for as an operating lease. Pursuant to sale leaseback accounting rules, as a result of the Company’s continued involvement, a gain of approximately $212.3 million ($126.3 million after-tax) was deferred and will be amortized over the remaining lease term as a reduction in rent expense. Information relating to the sale-leaseback transaction for the three and six months ended June 30, 2006 and 2005 is as follows:

	Three Months		Six Months
(in millions)	2006	2005	2006	2005
Reduction in rent expense	$(4.2)	$(4.2)	$(8.4)	$(8.4)
Interest expense	2.2	2.3	4.5	4.7

12.	Income Taxes

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

In the second quarter of 2006, the Company has completed various federal, state and local, and foreign tax audit cycles and accordingly removed approximately $17 million from its accrued income tax liability accounts. The latter amount was offset by additional requirements for taxes related to foreign subsidiaries. The Company remains subject to federal, state and local, and foreign tax audits for a variety of open years dependent upon the jurisdiction in question. The effective tax rate for the first six months of 2006 is 37.2%. The effective tax rate for the first six months of 2005 of approximately 37.1% is a weighted blend of rates for the first and second quarters of 2005; 37.0% and 37.2%, respectively. This minor increase was a result of changes in foreign tax laws. The Company anticipates the effective tax rate will remain at 37.2% for the remainder of the year.

As the result of the Company’s first quarter 2006 implementation of the Financial Accounting Standards Board’s Statement No. 123(revised), “Share-Based Payment”, non-current deferred tax assets of approximately $31.1 million have been recorded for the six months ended June 30, 2006.

13.	Commitments and Contingencies

A writ of summons was served on The McGraw-Hill Companies, SRL and on The McGraw-Hill Companies, SA (both indirect subsidiaries of the Company) (collectively, “Standard & Poor’s”) on September 29, 2005 and October 7, 2005, respectively, in an action brought in the Tribunal of Milan, Italy by Enrico Bondi (“Bondi”), the Extraordinary Commissioner of Parmalat Finanziaria S.p.A. and Parmalat S.p.A. (collectively, “Parmalat”). Bondi has brought numerous other lawsuits in both Italy and the United States against entities and individuals who had dealings with Parmalat. In this suit, Bondi claims that Standard & Poor’s, which had issued investment grade ratings of Parmalat until shortly before Parmalat’s collapse in December 2003, breached its duty to issue an independent and professional rating and negligently and knowingly assigned inflated ratings in order to retain Parmalat’s business. Alleging joint and several liability, Bondi claims damages of euros 4,073,984,120 (representing the value of bonds issued by Parmalat and the rating fees paid by Parmalat) with interest, plus damages to be ascertained for Standard & Poor’s alleged complicity in aggravating Parmalat’s financial difficulties and/or for having contributed in bringing about Parmalat’s indebtedness towards its bondholders, and legal fees. The Company believes that Bondi’s allegations and claims for damages lack legal or factual merit and intends to vigorously contest the action. On March 16, 2006, Standard & Poor’s filed its answer, counterclaim and third-party claims, which were authorized by the Tribunal of Milan and served shortly thereafter. Several of the third-party defendants did not respond and will be declared in default. The others have challenged the third-party claims and asked the Tribunal to declare them void. Standard & Poor’s filed an answer to those objections on July 18, 2006.

In a separate proceeding, the prosecutor’s office in Parma, Italy is conducting an investigation into the bankruptcy of Parmalat. In June 2006, the prosecutor’s office issued a Note of Completion of an Investigation (“Note of Completion”) concerning allegations, based on Standard & Poor’s investment grade ratings of Parmalat, that individual Standard & Poor’s rating analysts conspired with Parmalat insiders and rating advisors to fraudulently or negligently cause the Parmalat bankruptcy. The Note of Completion was served on eight Standard & Poor’s rating analysts.

While not a formal charge, the Note of Completion indicates the prosecutor’s intention that the named rating analysts should appear before a judge in Parma for a preliminary hearing, at which hearing the judge will determine whether there is sufficient evidence against the rating analysts to proceed to trial. No date has been set for the preliminary hearing. On July 7, 2006, a defense brief was filed with the Parma prosecutor’s office on behalf of the rating analysts. The Company believes that there is no basis in fact or law to support the allegations against the rating analysts and will vigorously defend its employees.

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

In January 2006, the Company announced that it had completed the restructuring of a limited number of business operations in each of its operating segments in the fourth quarter of 2005 to enhance the Company’s long-term growth prospects. As a result, in the fourth quarter of 2005, the Company recorded a restructuring charge of $23.2 million pre-tax, consisting mostly of employee severance costs related to the reduction of approximately 500 positions across the Company. This charge was comprised of $10.2 million for Information & Media, $9.0 million for McGraw-Hill Education, $1.2 million for Financial Services, and $2.8 million for Corporate. The after-tax charge recorded was $14.6 million, or four cents per diluted share. Restructuring expenses for Information & Media, Financial Services and Corporate were classified as selling and general service expenses on the income statement. Restructuring expenses for McGraw-Hill Education were classified as selling and general product expenses on the income statement. As of December 31, 2005, all employees made redundant by the restructuring had been terminated and $2.1 million of employee severance and benefit costs were paid. At December 31, 2005, the remaining reserve, which was included in other current liabilities, was approximately $21.1 million principally for employee severance and benefit costs.

For the three and six months ended June 30, 2006, $4.1 million and $13.9 million respectively, consisting primarily of employee severance and benefit costs, was paid. The remaining reserve at June 30, 2006 was approximately $7.2 million.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - Comparing Three Months Ended June 30, 2006 and 2005

Consolidated Review

The Segment Review that follows is incorporated herein by reference.

Revenue and Operating Profit

(millions of dollars)	Second Quarter 2006	% Increase	Second Quarter 2005
Revenue	$1,527.5	4.9	$1,456.3
Operating profit *	394.6	14.9	343.5

% Operating margin	25.8		23.6

*	Operating profit is income from operations before taxes on income, interest expense and corporate expense.

In the second quarter of 2006, the Company achieved growth in revenue and operating profit of 4.9% and 14.9%, respectively. The increase in revenue is primarily attributable to growth in the Financial Services segment. Foreign exchange rates had minimal impact on revenue or operating profit during the second quarter.

In the second quarter of 2006 and 2005, the Company incurred stock-based compensation expense of $23.0 million and $8.1 million, respectively. Included in stock-based compensation expense for the second quarter of 2006 is restricted performance stock expense of $12.5 million compared with $8.1 million in the same period 2005. Stock-based compensation is discussed in further detail in Footnote 4 of the Consolidated Financial Statements for the period ended June 30, 2006.

On September 30, 2005, the Company sold its Corporate Value Consulting (CVC) business, the valuation services unit of the Financial Services segment. The sale resulted in a $6.8 million pre-tax gain, one-cent per diluted share, recognized in the third quarter of 2005. The divestiture of CVC is consistent with the Financial Services segment’s strategy of directing resources to those businesses which have the best opportunities to achieve both significant financial growth and market leadership. The divestiture will enable the Financial Services segment to focus on its core business of providing independent research, ratings, data, indices and portfolio services. For the quarter ended June 30, 2005, CVC represented $34.8 million of revenue and positively contributed approximately $7.5 million to operating results. This divestiture negatively impacted comparisons.

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

home building, telecommunications and energy on April 1, 2005. JDPA is now part of the Information & Media segment.

In 2005, the Company paid approximately $462 million for several acquisitions primarily, Vista Research, Inc., JDPA and a 49.07% additional investment in CRISIL Limited.

Product revenue decreased 2.6% in the second quarter of 2006, as compared with the second quarter of 2005, due primarily to a decrease in McGraw-Hill Education segment’s School Education group revenue. Product operating related expenses, which include amortization of prepublication costs, decreased slightly over the prior year second quarter. Amortization of prepublication costs decreased by $2.1 million or 3.9%, as compared with the second quarter of 2005, as a result of product mix and adoption cycles. Product related selling and general expenses decreased 3.2%. The product margin decreased slightly to 11.7% as the impact of the change in stock-based compensation was offset by cost containment measures taken at the McGraw-Hill Education segment. Stock-based compensation charges included in product expenses were approximately $5.9 million compared with approximately $3.4 million in the same period of 2005.

Service revenue increased 11.0% in the second quarter of 2006, due primarily to a 13.4% increase in Financial Services revenue and the acquisition of JDPA. Financial Services revenue increased primarily due to the performance of structured finance ratings and corporate (corporate finance and financial services) and government finance ratings; somewhat offset by the divestiture of the Corporate Value Consulting (CVC) business which contributed $34.8 million to 2005 second quarter revenue. Issuance in structured finance was mixed in the second quarter, U.S. collateralized debt obligations (CDOs) issuance was up, while issuance of U.S. residential mortgage-backed securities (RMBS) and commercial mortgage-backed securities (CMBS) were down. The growth in corporate finance issuance was attributable to increases in industrial and financial services, driven primarily by the market’s favorable financing conditions and healthy M&A activity. Total service expenses increased 6.2%, primarily as a result of the performance of Financial Services, increased stock-based compensation and the acquisition of JDPA, offset by the divestiture of CVC. The service margin increased to 36.6% as a result of the performance of Financial Services. Stock-based compensation charges included in service expense were approximately $17.1 million compared with approximately $4.8 million in the same period of 2005.

Total expenses in the second quarter of 2006 increased 2.2%. A significant portion of both operating and selling and general expense is compensation expense, which increased approximately 7% in 2006. Included in this increase is the stock-based compensation expense. Also contributing to the increase in compensation expense is the increase in pension expense from the Company’s U.S. and U.K qualified retirement plans. Effective January 1, 2006, the Company changed certain assumptions on its pension plans. The effect of these changes resulted in an increase in pension expense for the quarter ended June 30, 2006 of $3.2 million pre-tax, or approximately a half a cent after-tax impact per diluted share. Corporate expense increased $4.7 million and was driven by increased stock-based compensation and a revaluation charge for certain equity investments.

In the second quarter of 2006, depreciation expense increased 8.4% to $28.3 million as a result of 2005 acquisitions and increased depreciation of technology related equipment. Amortization of intangibles increased slightly to $12.1 million in the second quarter of 2006 as amortization from 2005 acquisitions was offset by reduced amortization as a result of the disposition of CVC.

Interest expense increased to $8.6 million in the second quarter of 2006, compared with interest expense of $3.5 million in 2005. This increase is attributed primarily to both higher average commercial paper borrowings for the three months ended June 30, 2006 and higher interest rates. Average commercial paper outstanding for the three months ended June 30, 2006 and 2005 was $427.4 million and $360.6 million, respectively. The average interest rate on commercial paper borrowings increased from 3.0% in 2005 to 5.0% in 2006. Lower interest income earned on lower investment balances represents the remaining increase. Included in the second quarter of 2006 and 2005 is approximately $2.2 million and $2.3 million, respectively, of interest expense related to the sale leaseback of the Company’s headquarters building in New York City (See Note 11).

In the second quarter of 2006, the Company completed various federal, state and local, and foreign tax audit cycles and accordingly removed approximately $17 million from its accrued income tax liability accounts. The latter amount was offset by additional requirements for taxes related to foreign subsidiaries. The Company remains subject to federal, state and local, and foreign tax audits for a variety of open years dependent upon the jurisdiction in question. For the quarters ended June 30, 2006 and 2005 the effective tax rate was 37.2%. The Company anticipates the effective tax rate will remain at 37.2% for the remainder of the year.

Net income for the quarter increased 13.3% as compared with the second quarter of 2005. Diluted earnings per share were $0.60, compared to $0.51 in the second quarter of 2005.

McGraw-Hill Education

(millions of dollars)	Second Quarter 2006	% (Decrease)/ Increase	Second Quarter 2005
Revenue
School Education Group	$390.4	(5.8)	$414.4
Higher Education, Professional and International	221.3	3.3	214.3

Total revenue	611.7	(2.7)	628.7

Operating profit	$67.8	(5.3)	$71.6

% Operating margin	11.1		11.4

Revenue for the McGraw-Hill Education (MHE) segment decreased 2.7% over the prior year, while operating profit decreased 5.3%.

McGraw-Hill Education’s second quarter 2006 stock-based compensation expense was $5.8 million. Also included in stock-based compensation expense for the second quarter 2006 is restricted performance stock expense of $3.1 million as compared with $3.4 million in the same period of 2005.

In the second quarter of 2006, revenue for the McGraw-Hill School Education Group (SEG) decreased $24.0 million or 5.8% compared with the second quarter of 2005. The quarter-to-quarter comparison reflects the fact that the total available state new adoption market in 2006 is estimated at approximately $650-$700 million compared with an estimated $950 million in 2005, a decline that limits potential sales for the K-12 publishing industry. The year’s key adoptions are in Florida and California, which are purchasing science and social studies, respectively. In Florida SEG expects to lead the secondary portion of the market, which offers the highest dollar volume, but has been less successful with its K-5 program. In California SEG also expects to lead all of its competitors at the secondary level based on the school districts’ announced adoption decisions, although many sales anticipated in the second quarter will move to the third quarter due to a delay in the state’s approval of middle school texts that affected all publishers. SEG’s performance in the elementary social studies market also fell short of expectations. Elsewhere, owing to the 2006 state adoption schedule, SEG had fewer adoption opportunities compared to 2005 in the states that typically purchase early in the year. The contrast was especially dramatic in North Carolina, where SEG captured a very high market share of the state’s K-12 science market in 2005.

Although open territory sales could not fully offset the reduction in state adoption revenue potential, SEG experienced good overall growth in these regions. Contributing to this success were the alternative basal program Everyday Mathematics and several supplemental titles designed for reading and math intervention. For the 2006 selling season SEG also introduced a new elementary balanced basal reading program, Treasures, which contributed favorably to the quarter. Pittsburgh and Wichita are among the districts that have selected the program for use beginning in the fall of 2006.

According to statistics compiled by the Association of American Publishers (AAP), the industry’s total net basal and supplementary sales of elementary and secondary instructional materials declined by 1.2% through the first five months of 2006 compared to the same period in 2005.

In 2006, as in 2005, No Child Left Behind (NCLB) continued to drive a market shift away from “shelf” or generic norm-referenced tests to state-specific custom assessments, which have lower margins. Custom contract work on the statewide assessment programs during the second quarter could not offset the decline in the shelf products. Growth in the study guide and state reporting markets helped mitigate the impact of the on-going shift away from norm-referenced tests. SEG continued to invest in technology to improve efficiencies in developing, delivering, and scoring custom assessments, which will help the Company improve margins in the state-specific NCLB environment.

At the McGraw-Hill Higher Education, Professional and International (HPI) Group, second quarter revenue increased by $7.0 million or 3.3% compared to prior year. All three higher education imprints showed growth, and gains were particularly strong for the Science, Engineering and Mathematics (SEM) and the Humanities, Social Science and Languages (HSSL) imprints. The Business and Economics imprint’s growth, while still positive, was moderate in comparison to 2005, when the revision cycle offered greater potential. Key higher education titles contributing to second-quarter performance included Ober, Keyboarding, 10/e; Lucas, The Art of Public Speaking, 9/e; and Shier, Hole’s Essentials of Human Anatomy and Physiology, 9/e.

In the professional marketplace, both backlist and frontlist titles in the business category performed well during the quarter, and five new titles appeared on national best-seller lists. Quarter-to-quarter softness was experienced in the medical market due to a purchasing shift to the first quarter and the natural tail-off in sales of Harrison’s Principles of Internal Medicine, 16/e, which was published in 2004.

Delays in the implementation of school reform in Mexico resulted in the deferral of anticipated second-quarter sales to the second half of 2006.

Financial Services

(millions of dollars)	Second Quarter 2006	% Increase	Second Quarter 2005
Revenue	$677.3	13.4	$597.4
Operating profit	313.9	21.5	258.3

% Operating margin	46.3		43.2

Financial Services revenue and operating profit increased substantially over the second quarter of 2005.

The Financial Services second quarter stock-based compensation expense was $8.6 million, which included restricted performance stock expense of $3.8 million. Restricted performance stock expense was $2.3 million in the same period of 2005.

On September 30, 2005, the Company sold its Corporate Value Consulting (CVC) business, the valuation services unit of the Financial Services segment. The sale resulted in a $6.8 million pre-tax gain that was recognized in the third quarter of 2005. For the quarter ended June 30, 2005, CVC represented $34.8 million of revenue and positively contributed approximately $7.5 million to operating results. This divestiture negatively impacted comparisons.

The Financial Services segment’s increase in revenue and operating profit was due to the performance of structured finance and corporate (industrial and financial services) and government ratings, which represented approximately 51.5% and 46.4%, respectively, of the growth in revenue. Growth in second quarter revenue was reduced by 43.5% from the divestiture of CVC. The loss of CVC revenue was offset by the growth in the data and information businesses and the incremental revenue from the CRISIL acquisition. Issuance in structured finance was mixed in the second quarter, as issuance of U.S. collateralized debt obligations (CDOs) and commercial mortgage-backed securities (CMBS) was up, while issuance of U.S. residential mortgage-backed securities (RMBS) was down. CDO issuance was driven by growth in leveraged loans related to merger and acquisition (M&A) activity, new structures (hybrids) and arbitrage opportunities within the cash flow and synthetic sectors. The growth in corporate issuance was attributable to increases in industrial and financial services issuance, driven primarily by the market’s favorable financing conditions and healthy M&A activity. Recurring arrangements for surveillance activities and customers on annual arrangements benefited results in the second quarter of 2006. Bank loan ratings and rating evaluation services showed strong growth in the quarter.

The Financial Services segment acquired a majority interest in CRISIL Limited on June 1, 2005. Revenue for the months of April and May for this acquisition was approximately $8.1 million. This acquisition had no material impact on operating profit for the same period.

Total U.S. structured finance new issue dollar volume increased 10.0%. U.S. CDO issuance increased 162.0%, according to Harrison Scott Publications and S&P’s internal estimates (Harrison Scott Publications/S&P). Driven by investor demand and origination levels, U.S. CMBS issuance increased 2.8%. Despite a decline in RMBS issuance dollar volume the number of issues was up. RMBS issuance was driven by home equity products. The Mortgage Bankers Association currently forecasts mortgage originations to decline 18% in 2006 as mortgage rates continue to increase. According to Thomson Financial Securities Data, U.S. corporate dollar volume issuance for the second quarter of 2006 increased 54.7%, with high yield issuance increasing 77.7%. Industrial issuance was driven by the market’s favorable financing conditions and strong M&A activity, while financial services issuance reflected continued low rates. Following a trend that began in December 2005, U.S. public finance issuance in the second quarter of 2006 decreased.

The European structured finance market grew in the second quarter after a modest start in 2006. RMBS was the largest sector of issuance, representing 52.8% of total European structured finance issuance. The European securitization market remains strong despite the timing-related decline in CMBS issuance in the second quarter of 2006. CDO issuance increased due to strong growth within the cash flow sector. European corporate issuance decreased in the second quarter as increased industrial issuance was more than offset by a decline in financial services issuance. Corporate issuance was driven by M&A activity. Increased pre-funding that occurred in the first half of 2005 partly as a result of the ensuing termination of state guarantees for the Landesbank sector in Germany and the introduction of new filing requirements negatively impacted comparisons in financial services issuance during the second quarter.

Standard & Poor’s is a leading provider of data, analysis and independent investment research. Securities information products such as RatingsXpress and RatingsDirect performed well as customer demand for fixed income data increased. Data and information products benefited from the strong performance of recent acquisitions such as Capital IQ. Market conditions continued to be challenging in equity research.

Revenue related to Standard & Poor’s indices increased as assets under management for exchange-traded funds (ETFs) rose 21.3% from June 30, 2005 to $143.4 billion as of June 30, 2006. ETF assets under management at December 31, 2005 were $135.1 billion.

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

On June 14, 2006, the House Financial Services Committee approved an amended version of H.R. 2990, the “Credit Rating Agency Duopoly Relief Act”. The amended version provides for voluntary registration with the SEC as an NRSRO. Any credit rating agency that has been in business as a credit rating agency for at least the past three consecutive years would be eligible to register. Registrants would need to file an application, disclose performance statistics and certain policies and procedures to the SEC, and would need to submit to oversight, inspections and sanctions by the SEC, including suspension or revocation of registration. On July 12, 2006, the House of Representatives passed the new H.R. 2990. If enacted into law, the law would take effect on January 1, 2008.

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

The International Organization of Securities Commissions (IOSCO), a global group of securities commissioners, has also been reviewing the role of rating agencies and their processes. In September 2003, IOSCO published a set of principles relating to rating agencies’ processes and procedures. On December 23, 2004, it published its Code of Conduct Fundamentals for rating agencies that builds upon the 2003 principles. Standard & Poor’s worked closely with IOSCO in its drafting of both the principles and the code. In September 2004, Standard & Poor’s also published its own code of practices that is broadly consistent with IOSCO’s code and represents a compilation of existing policies and procedures around key aspects of the ratings process. In October 2005, Standard & Poor’s replaced its code of practices and procedures with a new Ratings Services Code of Conduct which is consistent with the IOSCO’s Code of Fundamentals. In February 2006, Standard & Poor’s Ratings Services published its report on implementation with its Code of Conduct. Standard & Poor’s met with representatives of CESR in June 2006 to discuss Ratings Services Code of Conduct and Implementation Report. In July 2006, CESR published a questionnaire for public or confidential comment on rating agencies’ codes of conduct and implementation. Comments are due August 15,

2006. CESR plans to issue a report in the fall of 2006 based on responses to this questionnaire and input from rating agencies. The European Commission will consider CESR’s report in its ongoing review of rating agencies.

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

A writ of summons was served on The McGraw-Hill Companies, SRL and on The McGraw-Hill Companies, SA (both indirect subsidiaries of the Company) (collectively, “Standard & Poor’s”) on September 29, 2005 and October 7, 2005, respectively, in an action brought in the Tribunal of Milan, Italy by Enrico Bondi (“Bondi”), the Extraordinary Commissioner of Parmalat Finanziaria S.p.A. and Parmalat S.p.A. (collectively, “Parmalat”). Bondi has brought numerous other lawsuits in both Italy and the United States against entities and individuals who had dealings with Parmalat. In this suit, Bondi claims that Standard & Poor’s, which had issued investment grade ratings of Parmalat until shortly before Parmalat’s collapse in December 2003, breached its duty to issue an independent and professional rating and negligently and knowingly assigned inflated ratings in order to retain Parmalat’s business. Alleging joint and several liability, Bondi claims damages of euros 4,073,984,120 (representing the value of bonds issued by Parmalat and the rating fees paid by Parmalat) with interest, plus damages to be ascertained for Standard & Poor’s alleged complicity in aggravating Parmalat’s financial difficulties and/or for having contributed in bringing about Parmalat’s indebtedness towards its bondholders, and legal fees. The Company believes that Bondi’s allegations and claims for damages lack legal or factual merit and intends to vigorously contest the action. On March 16, 2006, Standard & Poor’s filed its answer, counterclaim and third-party claims, which were authorized by the Tribunal of Milan and served shortly thereafter. Several of the third-party defendants did not respond and will be declared in default. The others have challenged the third-party claims and asked the Tribunal to declare them void. Standard & Poor’s filed an answer to those objections on July 18, 2006.

In a separate proceeding, the prosecutor’s office in Parma, Italy is conducting an investigation into the bankruptcy of Parmalat. In June 2006, the prosecutor’s office issued a Note of Completion of an Investigation (“Note of Completion”) concerning allegations, based on Standard & Poor’s investment grade ratings of Parmalat, that individual Standard & Poor’s rating analysts conspired with Parmalat insiders and rating advisors to fraudulently or negligently cause the Parmalat bankruptcy. The Note of Completion was served on eight Standard & Poor’s rating analysts.

While not a formal charge, the Note of Completion indicates the prosecutor’s intention that the named rating analysts should appear before a judge in Parma for a preliminary hearing, at which hearing the judge will determine whether there is sufficient evidence against the rating analysts to proceed to trial. No date has been set for the preliminary hearing. On July 7, 2006, a defense brief was filed with the Parma prosecutor’s office on behalf of the rating analysts. The Company believes that there is no basis in fact or law to support the allegations against the rating analysts and will vigorously defend its employees.

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

Information & Media

(millions of dollars)	Second Quarter 2006	% Increase/ (Decrease)	Second Quarter 2005
Revenue
Business-to-Business	$206.7	2.1	$202.4
Broadcasting	31.9	14.3	27.9

Total revenue	238.6	3.6	230.3

Operating profit	$13.0	(4.8)	$13.6

% Operating margin	5.4		5.9

In the second quarter of 2006, revenue grew by 3.6% or $8.3 million over the prior year while operating profit decreased slightly to $13.0 million. Results for the second quarter of 2006 and 2005 reflect the acquisition of J.D. Power and Associates (JDPA), on April 1, 2005.

Information & Media’s stock-based compensation expense in the second quarter of 2006 was $4.2 million, which included restricted performance stock expense of $2.3 million. Restricted performance stock expense was $0.5 million in the same period of 2005.

At the Business-to-Business Group, revenue in the second quarter increased 2.1% compared to prior year. The Business-to-Business Group benefited from the growth in Platts’ news and pricing products. JDPA grew revenue from new marketing and information products and additional services. Additional investment in JDPA, which resulted in an increase to the employee base, negatively impacted results for the second quarter. These investments were required to develop new syndicated and consultative products as well as for the updating of existing studies. These investments are expected to provide increased opportunities in the latter half of 2006 and into 2007. The impact of these investments were more than offset by the transaction related costs in the second quarter of 2005 for JDPA, which was acquired April 1, 2005.

According to the Publishing Information Bureau (PIB), BusinessWeek’s advertising pages in the Global edition for the second quarter were down 11.7%, with the same number of issues for PIB and revenue recognition purposes. According to the PIB, advertising pages decreased 2% in the key PIB magazine technology classifications that business publications depend heavily on for advertising growth. In an effort to achieve a more economical rate base and to focus more sharply on delivering high-quality advertiser value, BusinessWeek circulation was reduced and the advertising rate card pricing was also lowered in 2006. The elimination of BusinessWeek Europe and Asia editions had a negative impact on the Business-to-Business Group’s revenue comparisons but benefited the Group’s bottom line. BusinessWeek Online continues to grow with increased advertising and average monthly unique visitors.

Platts’ news and pricing products experienced growth as a result of the increased need for market information as the price of crude oil continued to be volatile, although crude inventories continued to climb during the second quarter of 2006. The Business-to-Business Group also benefited from increased conference sponsorship and attendance as the number of events held during the period increased to 18 from 14 in the second quarter of 2005.

As of May 2006, total U.S. construction starts were up 9% versus prior year. Nonresidential building climbed 20% relative to its subdued performance at the outset of 2005. Residential building while up 3%, is slowing after a robust 2005, as single-family housing declined for a fifth month in a row. Non-building construction grew (up 15%) primarily due to electric utility construction. McGraw-Hill Construction Network Project News continued to grow in the quarter. In the Aerospace and Defense industry, the biennial Paris Air Show occurred in the second quarter of 2005, with no comparable event in 2006.

Increased political advertising from elections and propositions in California, Indiana and Colorado drove Broadcasting revenue for the quarter. National advertising, excluding political, declined primarily due to weakness in the California and Indiana marketplaces. Local advertising was primarily driven by increases in the service category primarily from increased advertising in telephone, real estate and medical services. The Broadcasting Group was also negatively impacted by costs related to the acquisition of the new Azteca station in San Diego.

Consolidated Review

The Segment Review that follows is incorporated herein by reference.

Revenue and Operating Profit

(millions of dollars)	Six Months 2006	% Increase	Six Months 2005
Revenue	$2,668.2	7.4	$2,485.3
Operating profit *	550.9	12.0	492.1

% Operating margin	20.7		19.8

*	Operating profit is income from operations before taxes on income, interest expense and corporate expense.

In the first six months of 2006, the Company achieved growth in revenue and operating profit of 7.4% and 12.0%, respectively. The increase in revenue is primarily attributable to growth in the Financial Services segment and the 2005 acquisition of J.D. Power and Associates, which contributed $132.7 million and $51.1 million to the growth in revenue, respectively. The first half reflects the seasonal nature of the Company’s educational publishing operations, with the first half being the least significant. Foreign exchange rates impacted revenue by $11.0 million and had minimal impact on operating profit during the first half of the year.

As a result of the Financial Accounting Standards Board’s Statement No. 123(R), Share Based Payment, in the first six months of 2006, the Company incurred stock-based compensation expense of $77.0 million ($48.4 million after tax, or $0.13 per share) including a one time charge of $23.8 million ($14.9 million after tax, or $0.04 per share) from the elimination of the Company’s restoration stock option program. The Company’s Board of Directors voted to terminate the restoration feature of its stock option program effective March 30, 2006. Also included in year-to-date stock-based compensation expense is restricted performance stock expense of $25.9 million compared with $13.8 million in the same period of 2005. Additionally, the Company has reshaped its long term incentive compensation program to emphasize the use of restricted performance stock over employee stock options. Stock-based compensation is discussed in further detail in Footnote 4 of the Consolidated Financial Statements for the period ended June 30, 2006.

On September 30, 2005, the Company sold its Corporate Value Consulting (CVC) business, the valuation services unit of the Financial Services segment. The sale resulted in a $6.8 million pre-tax gain, one-cent per diluted share, recognized in the third quarter of 2005. The divestiture of CVC is consistent with the Financial Services segment’s strategy of directing resources to those businesses which have the best opportunities to achieve both significant financial growth and market leadership. The divestiture will enable the Financial Services segment to focus on its core business of providing independent research, ratings, data, indices and portfolio services. For the six months ended June 30, 2005, CVC represented $68.3 million of revenue and positively contributed approximately $14.1 million to operating results. This divestiture negatively impacted comparisons.

During 2005, the Company made several acquisitions to add new capabilities. These acquisitions are as follows:

•	CRISIL Limited: The Company acquired majority ownership of CRISIL Limited (CRISIL), a leading provider of credit ratings, financial news and risk and policy advisory services in India on June 1, 2005. CRISIL is now part of the Financial Services segment.

•	Vista Research, Inc: The Company acquired Vista Research, Inc., a leading provider of primary research on April 1, 2005. Vista Research, Inc. is now part of the Financial Services segment.

•	J.D. Power and Associates (JDPA): The Company acquired JDPA, a leading provider of marketing information services for the global automotive industry that has established a strong and growing presence in several other important industries, including finance and insurance, healthcare, home building, telecommunications and energy on April 1, 2005. JDPA is now part of the Information & Media segment.

In 2005, the Company paid approximately $462 million for several acquisitions primarily, Vista Research, Inc., JDPA and a 49.07% additional investment in CRISIL Limited.

Product revenue increased slightly in the first six months of 2006, due primarily to an increase in the Information & Media segment as a result of the acquisition of JDPA. Product operating related expenses, which include amortization of prepublication costs, increased 2.4%, primarily due to the growth in expenses at McGraw-Hill Education from product development and stock-based compensation charges. The acquisition of JDPA also contributed to the increase in product operating expenses. Amortization of prepublication costs decreased by $4.8 million or 6.0%, as compared with the first six months of 2005, as a result of product mix and adoption cycles. Product related selling and general expenses increased 2.2%, primarily due to the addition of JDPA and stock-based compensation charges. The product margin decreased slightly mainly due to the impact of stock-based compensation. Stock-based compensation charges included in product expenses were approximately $17.1 million compared with approximately $4.8 million in the same period of 2005.

Service revenue increased 11.9% in the first six months of 2006, due primarily to an 11.6% increase in Financial Services and the acquisition of JDPA. Financial Services increased primarily due to the performance of structured finance ratings and corporate (corporate finance and financial services) and government finance ratings; somewhat offset by the divestiture of the Corporate Value Consulting (CVC) business which contributed $68.3 million to 2005 first half revenue. Strong growth in structured finance reflects continued favorable global market conditions. The growth in corporate finance ratings is attributable to increases in industrial issuance, driven primarily by the market’s favorable financing conditions and healthy merger and acquisition activity. Total service expenses increased 11.4% due to stock-based compensation and the acquisition of JDPA offset by the divestiture of

CVC. The service margin remained flat at 33.3%. Stock-based compensation charges included in service expense were approximately $59.9 million compared with approximately $9.0 million in the same period of 2005.

Total expenses in the first six months of 2006 increased 7.2%. A significant portion of both operating and selling and general expense is compensation expense, which increased approximately 14% in 2006. Included in this increase is the stock-based compensation expense. Also contributing to the increase in compensation expense is the increase in pension expense from the Company’s U.S. and U.K qualified retirement plans. Effective January 1, 2006, the Company changed certain assumptions on its pension plans. The effect of these changes resulted in an increase in pension expense for the quarter ended June 30, 2006 of $6.4 million pre-tax, or approximately one cent after-tax impact per diluted share. Corporate expense increased $22.4 million and was driven by increased stock-based compensation and a revaluation charge for certain equity investments.

In the first six months of 2006, depreciation expense increased 9.9% to $55.9 million as a result of 2005 acquisitions and increased depreciation of technology related equipment. Amortization of intangibles increased 17.6% to $24.0 million in the first six months of 2006 due to 2005 acquisitions.

Interest expense increased to $6.0 million in the first six months of 2006, compared with interest expense of $4.2 million in 2005. This increase is attributed primarily to both an increase in average commercial paper borrowings and higher interest rates. For the six months ended June 30, 2006 and 2005, average commercial paper borrowings were $214.9 million and $181.4 million. The average interest rate on commercial paper borrowings increased from 3.0% in 2005 to 5.0% in 2006. Lower interest income earned on lower investment balances represents the remaining increase. Included in the first six months of 2006 and 2005 is approximately $4.5 million and $4.7 million, respectively, of interest expense related to the sale leaseback of the Company’s headquarters building in New York City (See Note 11).

In the second quarter of 2006, the Company has completed various federal, state and local, and foreign tax audit cycles and accordingly removed approximately $17 million from its accrued income tax liability accounts. The latter amount was offset by additional requirements for taxes related to foreign subsidiaries. The Company remains subject to federal, state and local, and foreign tax audits for a variety of open years dependent upon the jurisdiction in question. For the six months ended June 30, 2006, the effective tax rate was 37.2% compared to 37.1% for the same period ended June 30, 2005. This minor increase was a result of changes in foreign tax laws. The Company anticipates the effective tax rate will remain at 37.2% for the remainder of the year.

Net income for the first six months of 2006 increased 7.9% as compared with 2005. Diluted earnings per share, including a $0.04 after-tax charge from termination of the Company’s restoration stock program, were $0.79. This compares to $0.71 in the first six months of 2005.

McGraw-Hill Education

(millions of dollars)	Six Months 2006	% (Decrease)/ Increase	Six Months 2005
Revenue
School Education Group	$536.9	(4.5)	$562.4
Higher Education, Professional and International	388.9	4.1	373.5

Total revenue	925.8	(1.1)	935.9

Operating profit	$(29.3)	(n/m )	$(7.1)

% Operating margin	(3.2)		(0.8)

(n/m) - not meaningful

Revenue for the McGraw-Hill Education (MHE) segment decreased 1.1% over the prior year, while operating profit decreased $22.2 million.

McGraw-Hill Education’s year-to-date stock-based compensation expense was $17.0 million, which includes a first quarter one-time charge of $4.2 million from the elimination of the Company’s restoration stock option program. Also included in year-to-date stock-based compensation expense is restricted performance stock expense of $6.5 million compared with $4.8 million in the same period 2005.

Year-to-date revenue for the McGraw-Hill School Education Group (SEG) decreased $25.6 million or 4.5% compared with the same period 2005. The year-to-date comparison reflects the fact that the total available state new adoption market in 2006 is estimated at approximately $650-$700 million compared with approximately $950 million in 2005, a decline that limits potential sales for the K-12 publishing industry. The year’s key adoptions are in Florida and California, which are purchasing science and social studies, respectively. In Florida SEG expects to lead the secondary portion of the market, which offers the highest dollar volume, but has been less successful with its K-5 program. In California SEG also expects to lead all competition at the secondary level based on the school districts’ announced adoption decisions, although many sales anticipated in the second quarter will move to the third quarter due to a delay in the state’s approval of middle school texts that affected all publishers. SEG’s performance in the elementary social studies market also fell short of expectations. Elsewhere, due to the 2006 state adoption schedule, SEG had fewer adoption opportunities compared to 2005 in the states that typically purchase early in the year. The contrast was especially dramatic in North Carolina, where SEG captured a very high market share of the state’s K-12 science market in 2005.

Although open territory sales could not fully offset the reduction in state adoption revenue potential, SEG experienced good overall growth in these regions. Contributing to this success were the alternative basal program Everyday Mathematics and several supplemental titles designed for reading and math intervention. For the 2006 selling season SEG also introduced a new elementary balanced basal reading program, Treasures, which contributed favorably to the first half. Pittsburgh and Wichita are among the districts that have selected the program for use beginning in fall 2006.

According to statistics compiled by the Association of American Publishers (AAP), the industry’s total net basal and supplementary sales of elementary and secondary instructional materials declined by 1.2% through the first five months of 2006 compared to the same period in 2005.

In 2006, as in 2005, NCLB continued to drive a market shift away from “shelf” or generic norm-referenced tests to state-specific custom assessments, which have lower margins. Custom contract work on the statewide assessment programs during the second quarter could not offset the decline in the shelf products. Growth in the study guide and state reporting markets helped mitigate the impact of the on-going shift away from norm-referenced tests. SEG continued to invest in technology to improve efficiencies in developing, delivering, and scoring custom assessments, which will help the Company improve margins in the state-specific NCLB environment.

At the McGraw-Hill Higher Education, Professional and International (HPI) Group, year-to-date revenue increased $15.4 million or 4.1% compared to prior year. All three higher education imprints showed growth, and gains were particularly strong for Science, Engineering and Mathematics (SEM) and the Humanities, Social Science and Languages (HSSL) imprints. The Business and Economics imprint’s growth, while still positive, was moderate in comparison to 2005, when the revision cycle offered greater potential. Key higher education titles contributing to the first half performance included Ober, Keyboarding, 10/e; Lucas, The Art of Public Speaking, 9/e; and Shier, Hole’s Essentials of Human Anatomy and Physiology, 9/e.

In the professional marketplace, both backlist and frontlist titles in the business category performed well during the first half, and five new titles appeared on national best-seller lists. Some softness was experienced in the medical market owing to the natural tail-off in sales of Harrison’s Principles of Internal Medicine, 16/e, which was published in 2004.

Delays in the implementation of school reform in Mexico resulted in the deferral of anticipated second-quarter sales to the second half of 2006. However, special school funding in British Columbia and Ontario, Canada, benefited the HPI group.

Financial Services

(millions of dollars)	Six Months 2006	% Increase	Six Months 2005
Revenue	$1,277.3	11.6	$1,144.6
Operating profit	565.5	17.6	480.8

% Operating margin	44.3		42.0

Financial Services revenue and operating profit increased substantially over the six months ended June 30, 2005. Foreign exchange rates negatively impacted revenue by $10.3 million and had no significant impact on operating profit.

The Financial Services year-to-date stock-based compensation expense was $19.7 million which included a one-time charge of $2.1 million from the elimination of the Company’s restoration stock option program. Also included in stock-based compensation expense for the first six months of 2006 is restricted performance stock expense of $7.9 million compared with $4.5 million in the same period in 2005.

On September 30, 2005, the Company sold its Corporate Value Consulting (CVC) business, the valuation services unit of the Financial Services segment. The sale resulted in a $6.8 million pre-tax gain that was recognized in the third quarter 2005. For the six months ended June 30, 2005, CVC represented $68.3 million of revenue and positively contributed approximately $14.1 million to operating results. This divestiture negatively impacted comparisons.

The Financial Services segment’s increase in revenue and operating profit was due to the performance of structured finance and corporate (industrial and financial services) and government ratings, which represented approximately 58.7% and 41.0%, respectively, of the growth in revenue. Growth in revenue in the first six months of 2006 was reduced by 51.4% from the divestiture of CVC.

The loss of CVC revenue was offset by the growth in the data and information businesses and the incremental revenue from the CRISIL acquisition.

In the U.S., growth in issuance was experienced across most asset classes in structured finance. The issuance of U.S. residential mortgage-backed securities (RMBS), commercial mortgage-backed securities (CMBS) and collateralized debt obligations (CDOs) remained strong due to favorable market conditions. Mortgage rates were within historical norms and at levels that kept refinancing and debt consolidation robust. Commercial real estate fundamentals and investor demand for these securities also remained strong. The growth in corporate issuance was attributable to increases in industrial issuance, driven primarily by the market’s favorable financing conditions and healthy merger and acquisition (M&A) activity.

The Financial Services segment acquired a majority interest in CRISIL Limited on June 1, 2005. Revenue for the five months ended May 31, 2006 for this acquisition was approximately $20.3 million. The acquisition had no material impact on operating profit for the same period.

Total U.S. structured finance new issue dollar volume increased 20.0%. U.S. CDO issuance increased 107.5%, according to Harrison Scott Publications and S&P’s internal estimates (Harrison Scott Publications/S&P). The U.S. CDO market was driven by growth of leveraged loans related to M&A activity, new structures (hybrids) and arbitrage opportunities within the cash flow and synthetic sectors. U.S. CMBS issuance increased 26.7% over the prior year driven by strong investor demand, strong commercial origination trends, and issuers coming to market in anticipation of higher interest rates. U.S. RMBS issuance increased 13.5%, driven by the home equity sector as these products are less sensitive to increases in interest rates. Mortgage rates, albeit rising, remained within historical norms and were low enough to keep home purchase and improvement activity and the debt consolidation market healthy. However, as mortgage rates continue to increase, the rate of home price appreciation levels off, and as sub-prime lenders tighten lending standards for affordability products, RMBS issuance is anticipated to decline. The Mortgage Bankers Association currently forecasts mortgage originations to decline 18% in 2006. According to Thomson Financial Securities Data, U.S. corporate dollar volume issuance for the first six months of 2006 increased 37.4% with high yield issuance increasing 30.4%. U.S. corporate issuance showed strength in both the industrial and financial services sectors. Industrial issuance was driven by the market’s favorable financing conditions and strong M&A activity, while financial services issuance reflected continued low rates. Following a trend that began in December 2005, U.S. public finance issuance in the first six months of 2006 decreased 15.8%, as borrowers sold less debt and refinancing slowed. Bank loan ratings and ratings evaluation services showed strong growth in the six months ended June 30, 2006.

In Europe for the first six months of 2006, RMBS was the largest sector of issuance, representing 55.3% of total European structured finance issuance. Overall, the European structured finance market grew modestly in the first six months of 2006 after coming off a strong fourth quarter of 2005. CDO issuance was driven by cash CDO deals and the market for collateralized loan obligations (CLOs) was robust. European corporate issuance was up in the first half of 2006 due to solid M&A activity and opportunistic issuance in anticipation of further increases in interest rates by the European Central Bank.

Standard & Poor’s is a leading provider of data, analysis and independent investment research. Securities information products such as RatingsXpress and RatingsDirect performed well as customer demand for fixed income data increased. Data and information products benefited as a result of recent acquisitions. Market conditions continued to be challenging in equity research.

Revenue related to Standard & Poor’s indices increased as assets under management for exchange-traded funds (ETFs) rose 21.3% from June 30, 2005 to $143.4 billion as of June 30, 2006. ETF assets under management at December 31, 2005 were $135.1 billion.

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

On June 14, 2006, the House Financial Services Committee approved an amended version of H.R. 2990, the “Credit Rating Agency Duopoly Relief Act”. The

amended version provides for voluntary registration with the SEC as an NRSRO. Any credit rating agency that has been in business as a credit rating agency for at least the past three consecutive years would be eligible to register. Registrants would need to file an application, disclose performance statistics and certain policies and procedures to the SEC, and would need to submit to oversight, inspections and sanctions by the SEC, including suspension or revocation of registration. On July 12, 2006, the House of Representatives passed the new H.R. 2990. If enacted into law, the law would take effect on January 1, 2008.

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

The International Organization of Securities Commissions (IOSCO), a global group of securities commissioners, has also been reviewing the role of rating agencies and their processes. In September 2003, IOSCO published a set of principles relating to rating agencies’ processes and procedures. On December 23, 2004, it published its Code of Conduct Fundamentals for rating agencies that builds upon the 2003 principles. Standard & Poor’s worked closely with IOSCO in its drafting of both the principles and the code. In September 2004, Standard & Poor’s also published its own code of practices that is broadly consistent with IOSCO’s code and represents a compilation of existing policies and procedures around key aspects of the ratings process. In October 2005, Standard & Poor’s replaced its code of practices and procedures with a new Ratings Services Code of Conduct which is consistent with the IOSCO’s Code of Fundamentals. In February 2006, Standard & Poor’s Ratings Services published its report on implementation with its Code of Conduct. Standard & Poor’s met with representatives of CESR in June 2006 to discuss Ratings Services Code of Conduct and Implementation Report. In July 2006, CESR published a questionnaire for public or confidential comment on rating agencies’ codes of conduct and implementation. Comments are due August 15, 2006. CESR plans to issue a report in the fall of 2006 based on responses to this questionnaire and input from rating agencies. The European Commission will consider CESR’s report in its ongoing review of rating agencies.

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

A writ of summons was served on The McGraw-Hill Companies, SRL and on The McGraw-Hill Companies, SA (both indirect subsidiaries of the Company) (collectively, “Standard & Poor’s”) on September 29, 2005 and October 7, 2005, respectively, in an action brought in the Tribunal of Milan, Italy by Enrico Bondi (“Bondi”), the Extraordinary Commissioner of Parmalat Finanziaria S.p.A. and Parmalat S.p.A. (collectively, “Parmalat”). Bondi has brought numerous other lawsuits in both Italy and the United States against entities and individuals who had dealings with Parmalat. In this suit, Bondi claims that Standard & Poor’s, which had issued investment grade ratings of Parmalat until shortly before Parmalat’s collapse in December 2003, breached its duty to issue an independent and professional rating and negligently and knowingly assigned inflated ratings in order to retain Parmalat’s business. Alleging joint and several liability, Bondi claims damages of euros 4,073,984,120 (representing the value of bonds issued by Parmalat and the rating fees paid by Parmalat) with interest, plus damages to be ascertained for Standard & Poor’s alleged complicity in aggravating Parmalat’s financial difficulties and/or for having contributed in bringing about Parmalat’s indebtedness towards its bondholders, and legal fees. The Company believes that Bondi’s allegations and claims for damages lack legal or factual merit and intends to vigorously contest the action. On March 16, 2006, Standard & Poor’s filed its answer, counterclaim and third-party claims, which were authorized by the Tribunal of Milan and served shortly thereafter. Several of the third-party defendants did not respond and will be declared in default. The others have challenged the third-party claims and asked the Tribunal to declare them void. Standard & Poor’s filed an answer to those objections on July 18, 2006.

In a separate proceeding, the prosecutor’s office in Parma, Italy is conducting an investigation into the bankruptcy of Parmalat. In June 2006, the prosecutor’s office issued a Note of Completion of an Investigation (“Note of Completion”) concerning allegations, based on Standard & Poor’s investment grade ratings of Parmalat, that individual Standard & Poor’s rating analysts conspired with Parmalat insiders and rating advisors to fraudulently or negligently cause the Parmalat bankruptcy. The Note of Completion was served on eight Standard & Poor’s rating analysts.

While not a formal charge, the Note of Completion indicates the prosecutor’s intention that the named rating analysts should appear before a judge in Parma for a preliminary hearing, at which hearing the judge will determine whether there is sufficient evidence against the rating analysts to proceed to trial. No date has been set for the preliminary hearing. On July 7, 2006, a defense brief was filed with the Parma prosecutor’s office on behalf of the rating analysts. The Company believes that there is no basis in fact or law to support the allegations against the rating analysts and will vigorously defend its employees.

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

Information & Media

(millions of dollars)	Six Months 2006	% Increase/ (Decrease)	Six Months 2005
Revenue
Business-to-Business	$404.1	14.6	$352.6
Broadcasting	61.0	17.1	52.1

Total revenue	465.1	14.9	404.7

Operating profit	$14.7	(20.2)	$18.3

% Operating margin	3.1		4.5

Information & Media’s revenue increased by 14.9% while operating profits decreased 20.2% in the first six months of 2006 compared to 2005. J.D. Power and Associates (JDPA), which was acquired on April 1, 2005, contributed $51.1 million in incremental revenue to the Business-to-Business Group but had a negative impact of $3.1 million on the segment’s operating profit due to amortization of intangibles and other transaction costs. In Broadcasting, all of the advertising categories showed growth.

Information & Media’s year-to-date 2006 stock-based compensation expense was $12.2 million, which includes a first quarter one-time charge of $2.7 million from the elimination of the Company’s restoration stock option program. Also included in year-to-date stock-based compensation expense is restricted performance stock expense of $4.6 million compared with $0.9 million in the same period of 2005.

On April 1, 2005, the Company acquired JDPA, a privately held company. JDPA, founded in 1968 by J.D. Power III, is a leading provider of marketing information services for the global automotive industry and has established a strong and growing presence in several other important industries, including: financial services and insurance, home building, telecommunications and energy. Its customer satisfaction ratings and market research are recognized worldwide as benchmarks for quality and independence.

The acquisition enhances the Company’s growth prospects for its core business information platform by providing a new direct link to consumers, while also providing new collaborative opportunities with the Company’s leading franchises including BusinessWeek, Standard & Poor’s, Platts, McGraw-Hill Construction and AviationWeek.

Revenue increased at the Business-to-Business Group compared to prior year primarily due to the acquisition of JDPA. New products and additional services in its U.S. automotive business drove growth at JDPA. The revenue growth at JDPA was offset by additional investment in JDPA, which resulted in an increase to the employee base, negatively impacting results. These investments were required to develop new syndicated and consultative products as well as for the updating of existing studies. These investments are expected to provide increased opportunities in the latter half of 2006 and into 2007.

According to the Publishing Information Bureau (PIB), BusinessWeek’s advertising pages in the Global edition for the first six months of 2006 were down 5.9%, with the same number of issues for PIB purposes. There was one more issue for revenue recognition purposes than PIB purposes in 2006. According to the PIB, advertising pages decreased 2% in the key PIB magazine technology classifications that business publications depend heavily on for advertising growth. In an effort to achieve a more economical rate base and to focus more sharply on delivering high-quality advertiser value, BusinessWeek circulation was reduced and the advertising rate card pricing was also lowered in 2006. The elimination of BusinessWeek Europe and Asia editions had a negative impact on the Business-to-Business Group’s comparisons. Total 2005 year-to-date revenue for these editions was approximately $10.0 million with no comparable revenue in the current year. BusinessWeek Online continues to perform well with increased advertising and average monthly unique visitors.

Platts’ news and pricing products experienced growth as a result of the increased need for market information as the price of crude oil continued to be volatile, although crude inventories continued to climb during the first six months of 2006. The Business-to-Business Group also benefited from increased conference sponsorship and attendance as the number of events held during the period increased to 35 from 28 in the first six months of 2005.

As of May 2006, total U.S. construction starts were up 9% versus prior year. Nonresidential building climbed 20% relative to its subdued performance at the outset of 2005. Residential building while up 3%, is slowing after a robust 2005, as single-family housing declined for a fifth month in a row. Non-building construction grew (up 15%) primarily due to electric utility construction. McGraw-Hill Construction Network Project News continued to grow. In the Aerospace and Defense industry, the biennial Paris Air Show occurred in the second quarter of 2005, with no comparable event in 2006.

Broadcasting revenue increased 17.1% the first six months of 2006 driven by strong political advertising, the airing of the Super Bowl and increases in its base business. Political advertising increases were driven by elections and propositions in California, Indiana and Colorado. All advertising categories grew, with the leisure time and services category driving growth in both national and local advertising.

Liquidity and Capital Resources

The Company continues to maintain a strong financial position. The Company’s primary source of funds for operations is cash generated by operating activities. The Company’s core businesses have been strong cash generators. Income and consequently cash provided from operations during the year are impacted by the seasonality of businesses, particularly educational publishing. This seasonality also impacts cash flow and related borrowing patterns. The Company’s cash flow is typically negative to neutral in the first half of the year and turns positive during the third and fourth quarters. Debt financing is used as necessary for acquisitions, share repurchases and for seasonal fluctuations in working capital. Cash and cash equivalents were $211.1 million at June 30, 2006, a decline of $537.7 million from December 31, 2005 due primarily to the impact of share repurchase activity of $1.4 billion in the first two quarters of 2006. As of June 30, 2006, the Company had $678.6 million in commercial paper borrowings against a total available program of $1.2 billion, providing ample short-term liquidity. The Company’s subsidiaries maintain cash balances at financial institutions located throughout the world. These cash balances are subject to normal currency exchange fluctuations.

Cash Flow

Operating Activities: Cash provided by operations was $293.3 million for 2006, as compared to $229.1 million in 2005. The outstanding results of operations were slightly reduced by declines in accounts receivable and inventories.

Accounts receivable (before reserves) increased $15.4 million from the prior year-end, primarily due to the seasonality of the educational business. This increase compares to a $106.9 million increase in 2005. The decrease in accounts receivable over the prior year is primarily attributable to the strong cash collections. Year-to-date, the number of day’s sales outstanding for operations have improved by four days year over year. Inventories increased by $53.4 million from the end of 2005 as the Company’s education business prepares for its selling season. The decrease in inventories over the prior year is primarily the result of the stronger adoption opportunities in 2005 compared with 2006.

Investing Activities: Cash used for investing activities was $156.6 million and $591.6 million in the first six months of 2006 and 2005, respectively. The reduction from prior year is due to 2005 payments related to the acquisitions made in 2005.

Purchases of property and equipment totaled $32.2 million in 2006 compared with $43.8 million in 2005. For 2006, capital expenditures are expected to be approximately $200 million and primarily relate to increased investment in the Company’s information technology data centers and other technology initiatives, as well as a new McGraw-Hill Education facility in Iowa.

Net prepublication costs increased $52.3 million to $506.9 million from December 31, 2005, as spending outpaced amortization. Prepublication investment in the current year totaled $125.1 million as of June 30, 2006, $15.2 million more than the same period in 2005. Prepublication investment for 2006 is expected to be approximately $315 million, reflecting the significant adoption opportunities in key states in 2007 and beyond.

Financing Activities: Cash used for financing activities was $671.7 million as of June 30, 2006 compared to $55.5 million in 2005. The difference is primarily attributable to the increase in the repurchase of treasury shares offset by an increase in commercial paper borrowings.

On a settlement basis, cash was utilized to repurchase approximately 25.5 million of treasury shares for $1.4 billion in 2006. In 2005, cash was utilized to repurchase approximately 8.7 million of treasury shares for $383.9 million on a settlement basis. Shares repurchased under the repurchase programs were used for general corporate purposes, including the issuance of shares for stock compensation plans and to offset the dilutive effect of the exercise of employee stock options. An increase in commercial paper borrowings is the result of the Company’s increase in the repurchase of treasury shares and the increase in adoption opportunities for 2007 and beyond.

Commercial paper borrowings as of June 30, 2006 totaled $678.6 million, an increase from $384.8 million at the same point in 2005. The Company has a five-year revolving credit facility agreement of $1.2 billion that expires on July 20, 2009. The Company pays a facility fee of seven basis points on the credit facility whether or not amounts have been borrowed, and borrowings may be made at a spread of 13 basis points above the prevailing LIBOR rates. This spread increases to 18 basis points for borrowings exceeding 50% of the total capacity available under the facility. The facility contains certain covenants, and the only financial covenant requires that the Company not exceed indebtedness to cash flow ratio, as defined, of 4 to 1 at any time. This restriction has never been exceeded. There were no borrowings under this agreement as of June 30, 2006 and 2005.

The Company also has the capacity to issue Extendible Commercial Notes (ECNs) of up to $240 million. ECNs replicate commercial paper, except that the Company has an option to extend the note beyond its initial redemption date to a maximum final maturity of 390 days. However, if exercised, such an extension is at a higher reset rate, which is at a predetermined spread over LIBOR and is related to the Company’s commercial paper rating at the time of extension. As a result of the extension option, no backup facilities for these borrowings are required. As is the case with commercial paper, ECNs have no financial covenants. There were no ECNs outstanding at June 30, 2006 and 2005.

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

On January 29, 2003, the Board of Directors approved a share repurchase program (2003 program) authorizing the purchase of up to 30 million additional shares (post-split), which was approximately 7.8% of the total shares of the Company’s outstanding common stock. This program was completed in the first quarter of 2006. The 30 million shares authorized under the 2003 program were repurchased for $1.32 billion at approximately $44.12 per share. On January 24, 2006, the Board of Directors approved a new stock repurchase program (2006 program) authorizing the purchase of up to 45 million additional shares, which was approximately 12.1% of the total shares of the Company’s outstanding common stock. The repurchased shares may be used for general corporate purposes, including the issuance of shares in connection with the exercise of employee stock options. Purchases under this program may be made from time to time on the open market and in private transactions depending on market conditions. During 2006, the Board of Directors approved the repurchase of 28.4 million shares, which included the remaining 3.4 million shares under the 2003 program. In 2006, on a trade date basis, a total of 26.1 million shares were purchased under these programs, for $1,386.8 million at an average price of $53.23.

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

The Company has naturally hedged positions in most countries with a local currency perspective with offsetting assets and liabilities. The gross amount of the Company’s foreign exchange balance sheet exposure from operations is $145.4 million as of June 30, 2006. Management has estimated using an undiversified value at risk analysis with 95% certainty that the foreign exchange gains and losses should not exceed $11.7 million over the next year based on the historical volatilities of the portfolio.

The Company’s net interest expense is sensitive to changes in the general level of U.S. interest rates. Based on debt and investments outstanding at June 30, 2006, the following is the projected annual impact on interest expense on current operations:

Percent change in interest rates (+/-)	Projected annual pre-tax impact on operations (millions)
1%	$5.6

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

As of June 30, 2006, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the U.S. Securities Exchange Act of 1934). Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2006.

Other Matters

There have been no changes in the Company’s internal controls over financial reporting during the most recent quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II

Other Information

Item 1. Legal Proceedings

A writ of summons was served on The McGraw-Hill Companies, SRL and on The McGraw-Hill Companies, SA (both indirect subsidiaries of the Company) (collectively, “Standard & Poor’s”) on September 29, 2005 and October 7, 2005, respectively, in an action brought in the Tribunal of Milan, Italy by Enrico Bondi (“Bondi”), the Extraordinary Commissioner of Parmalat Finanziaria S.p.A. and Parmalat S.p.A. (collectively, “Parmalat”). Bondi has brought numerous other lawsuits in both Italy and the United States against entities and individuals who had dealings with Parmalat. In this suit, Bondi claims that Standard & Poor’s, which had issued investment grade ratings of Parmalat until shortly before Parmalat’s collapse in December 2003, breached its duty to issue an independent and professional rating and negligently and knowingly assigned inflated ratings in order to retain Parmalat’s business. Alleging joint and several liability, Bondi claims damages of euros 4,073,984,120 (representing the value of bonds issued by Parmalat and the rating fees paid by Parmalat) with interest, plus damages to be ascertained for Standard & Poor’s alleged complicity in aggravating Parmalat’s financial difficulties and/or for having contributed in bringing about Parmalat’s indebtedness towards its bondholders, and legal fees. The Company believes that Bondi’s allegations and claims for damages lack legal or factual merit and intends to vigorously contest the action. On March 16, 2006, Standard & Poor’s filed its answer, counterclaim and third-party claims, which were authorized by the Tribunal of Milan and served shortly thereafter. Several of the third-party defendants did not respond and will be declared in default. The others have challenged the third-party claims and asked the Tribunal to declare them void. Standard & Poor’s filed an answer to those objections on July 18, 2006.

In a separate proceeding, the prosecutor’s office in Parma, Italy is conducting an investigation into the bankruptcy of Parmalat. In June 2006, the prosecutor’s office issued a Note of Completion of an Investigation (“Note of Completion”) concerning allegations, based on Standard & Poor’s investment grade ratings of Parmalat, that individual Standard & Poor’s rating analysts conspired with Parmalat insiders and rating advisors to fraudulently or negligently cause the Parmalat bankruptcy. The Note of Completion was served on eight Standard & Poor’s rating analysts.

While not a formal charge, the Note of Completion indicates the prosecutor’s intention that the named rating analysts should appear before a judge in Parma for a preliminary hearing, at which hearing the judge will determine whether there is sufficient evidence against the rating analysts to proceed to trial. No date has been set for the preliminary hearing. On July 7, 2006, a defense brief was filed with the Parma prosecutor’s office on behalf of the rating analysts. The Company believes that there is no basis in fact or law to support the allegations against the rating analysts and will vigorously defend its employees.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 29, 2003, the Board of Directors authorized a stock repurchase program of up to 30 million additional shares, which was approximately 7.8% of the total shares (post-split) of the Company’s outstanding common stock as of January 29, 2003. As of December 31, 2005, 3.4 million shares remained available under the 2003 repurchase program. On January 24, 2006 the Board of Directors approved a new stock repurchase program authorizing the purchase of up to 45 million additional shares, which was approximately 12.1% of the total shares of the Company’s outstanding common stock as of January 24, 2006. In the first quarter of 2006, the Company repurchased 18.4 million shares, including 15 million shares from the new program and the 3.4 million shares remaining under the 2003 program. On April 26, 2006, the Board of Directors approved an additional 10 million shares for repurchase in 2006 under the existing program. The repurchase programs have no expiration date. The repurchased shares may be used for general corporate purposes, including the issuance of shares in connection with the exercise of employee stock options. Purchases under this program may be made from time to time on the open market and in private transactions, depending on market conditions.

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

In addition to purchases under the 2003 and 2006 stock repurchase programs, the number of shares in column (a) include: 1) shares of common stock that are tendered to the Registrant to satisfy the employees’ tax withholding obligations in connection with the vesting of awards of restricted performance shares (such shares are repurchased by the Registrant based on their fair market value on the vesting date), and 2) shares of the Registrant deemed surrendered to the Registrant to pay the exercise price and to satisfy the employees’ tax withholding obligations in connection with the exercise of employee stock options.

The following table provides information on purchases made by the Company of its outstanding common stock during the second quarter of 2006 pursuant to the stock repurchase program authorized by the Board of Directors on January 24, 2006 (column c). There were no other share repurchases during the quarter outside the stock repurchases noted below:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs	(d) Maximum Number of Shares that may yet be Purchased Under the Programs
	(in millions)		(in millions)	(in millions)
(April. 1 - April 30, 2006)	—	—	—	30.0
(May 1 - May 31, 2006)	1.0	$52.16	1.0	29.0
(June 1 - June 30, 2006)	6.7	$51.17	6.7	22.3

Total - Qtr	7.7	$51.30	7.7	22.3

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The 2006 Annual Meeting of Shareholders of the Registrant was held on April 26, 2006.

(b)	The following nominees, having received the FOR votes set forth opposite their respective names, constituting a plurality of the votes cast at the Annual Meeting for the election of Directors, were duly elected Directors of the Registrant:

DIRECTOR	FOR	WITHHOLD AUTHORITY
James H. Ross	302,421,224	11,796,848
Kurt L. Schmoke	309,141,631	11,796,848
Sidney Taurel	298,891,207	11,796,848

The terms of office of the following Directors continued after the meeting:

Pedro Aspe, Sir Winfried F.W. Bischoff, Douglas N. Daft, Linda Koch Lorimer, Harold McGraw III, Robert P. McGraw, Hilda Ochoa-Brillembourg and Edward B. Rust, Jr.

(c)	Shareholders ratified the appointment of Ernst & Young LLP as independent Registered Public Accounting Firm for the Registrant and its subsidiaries for 2006. The vote was 307,006,868 shares FOR and 12,079,055 shares AGAINST, and 2,160,633 shares abstaining.

(d)	The shareholder proposal requesting a shareholder vote on the annual election of each Director received the following number of votes: 185,213,006 shares FOR and 101,686,121 shares AGAINST, with 3,267,636 shares abstaining and 31,079,793 broker non-votes.

Item 6. Exhibits

(12)	Computation of Ratio of Earnings to Fixed Charges

(15)	Letter on Unaudited Interim Financials

(31.1)	Quarterly Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Quarterly Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Quarterly Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MCGRAW-HILL COMPANIES, INC.

Date: July 28, 2006	By	/s/ Robert J. Bahash
Robert J. Bahash
Executive Vice President and Chief Financial Officer

Date: July 28, 2006	By	/s/ Kenneth M. Vittor
Kenneth M. Vittor
Executive Vice President and General Counsel

Date: July 28, 2006	By	/s/ Talia M. Griep
Talia M. Griep
Corporate Controller and Senior Vice President, Global Business Services