Form 10-Q
period 2006-09-30
MCGRAW-HILL COMPANIES INC
filed 2006-10-27
CIK 64040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
On October 13, 2006 there were approximately 354.2 million shares of common stock (par value $1.00 per share) outstanding.

The McGraw-Hill Companies, Inc.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
of The McGraw-Hill Companies, Inc.
We have reviewed the consolidated balance sheet of The McGraw-Hill Companies, Inc., as of September 30, 2006, and the related consolidated statements of income for the three month and nine month periods ended September 30, 2006 and 2005, and the consolidated statements of cash flows for the nine month periods ended September 30, 2006 and 2005. These financial statements are the responsibility of the Company’s management.
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
Ernst & Young LLP
October 25, 2006

Part I
Financial Information
Item 1. Financial Statements
The McGraw-Hill Companies, Inc.
Consolidated Statement of Income
Periods Ended September 30, 2006 and 2005

	Three Months		Nine Months
(in thousands, except per share data)	2006	2005	2006	2005
Revenue (Note 3)
Product revenue	$1,111,394	$1,181,323	$2,091,542	$2,157,793
Service revenue	881,176	795,718	2,569,250	2,304,531

Total revenue	1,992,570	1,977,041	4,660,792	4,462,324
Expenses
Operating related expense (Notes 1 and 4)
Product	438,938	455,298	953,962	958,072
Service	273,319	266,670	826,256	769,517

Total operating related expense	712,257	721,968	1,780,218	1,727,589

Selling and general expense (Notes 1, 4 and 14)
Product	301,324	323,985	772,474	785,004
Service	323,755	289,154	896,876	796,874

Total selling and general expense	625,079	613,139	1,669,350	1,581,878
Depreciation	26,868	26,299	82,748	77,136
Amortization of intangibles	12,137	12,438	36,170	32,877

Total expenses	1,376,341	1,373,844	3,568,486	3,419,480

Other income-net	—	6,758	—	6,758
Income from operations (Note 3)	616,229	609,955	1,092,306	1,049,602
Interest expense (Notes 6 and 11)	7,515	2,808	13,561	7,018

Income from operations before taxes on income (Note 3)	608,714	607,147	1,078,745	1,042,584
Provision for taxes on income (Note 12)	226,441	225,858	401,291	387,590

Net income (Notes 1 and 2)	$382,273	$381,289	$677,454	$654,994

Basic earnings per common share	$1.09	$1.02	$1.89	$1.75
Diluted earnings per common share	$1.06	$1.00	$1.84	$1.71

Average number of common shares outstanding: (Notes 7 and 9)
Basic	351,139	373,552	357,704	375,318
Diluted	360,935	381,163	367,853	382,615
See accompanying notes.

The McGraw-Hill Companies, Inc.
Consolidated Balance Sheet

	Sept. 30,	Dec. 31,	Sept. 30,
(in thousands)	2006	2005	2005
ASSETS

Current assets:
Cash and equivalents	$309,711	$748,787	$466,635
Accounts receivable (net of allowance for doubtful accounts and sales returns) (Note 5)	1,314,502	1,114,291	1,361,530
Inventories (Note 5)	346,456	335,278	369,228
Deferred income taxes	299,851	287,404	267,867
Prepaid and other current assets	109,389	105,179	116,822

Total current assets	2,379,909	2,590,939	2,582,082

Prepublication costs (net of accumulated amortization) (Note 5)	470,917	454,631	422,376

Investments and other assets:
Prepaid pension expense (Note 10)	270,809	288,868	291,599
Other	180,236	182,649	187,656

Total investments and other assets	451,045	471,517	479,255

Property and equipment — at cost	1,331,112	1,299,511	1,266,248
Less — accumulated depreciation	830,815	772,761	752,918

Net property and equipment	500,297	526,750	513,330

Goodwill and other intangible assets:
Goodwill — net	1,660,808	1,654,628	1,661,266
Copyrights — net	198,337	210,387	216,041
Other intangible assets — net	470,570	486,956	482,812

Net goodwill and intangible assets	2,329,715	2,351,971	2,360,119

Total assets	$6,131,883	$6,395,808	$6,357,162

See accompanying notes.

The McGraw-Hill Companies, Inc.
Consolidated Balance Sheet

	Sept. 30,	Dec. 31,	Sept. 30,
(in thousands)	2006	2005	2005
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Notes payable	$235,080	$2,947	$4,106
Accounts payable	303,027	336,285	263,068
Accrued royalties	92,108	115,251	102,221
Accrued compensation and contributions to retirement plans (Note 10)	478,764	499,655	428,960
Income taxes currently payable	214,884	68,518	222,008
Unearned revenue	883,590	853,253	816,794
Deferred gain on sale leaseback (Note 11)	7,927	7,927	7,516
Other current liabilities (Note 14)	327,965	340,990	331,247

Total current liabilities	2,543,345	2,224,826	2,175,920

Other liabilities:
Long-term debt (Note 6)	318	339	345
Deferred income taxes (Note 12)	278,435	318,015	321,572
Accrued postretirement healthcare and other benefits (Note 10)	157,739	159,943	160,938
Deferred gain on sale leaseback (Note 11)	183,327	189,260	191,603
Other non-current liabilities (Notes 1 and 4)	362,893	390,277	343,197

Total other liabilities	982,712	1,057,834	1,017,655

Total liabilities	3,526,057	3,282,660	3,193,575

Commitments and contingencies (Note 13)

Shareholders’ equity (Notes 7 and 8):
Capital stock	411,709	411,709	411,709
Additional paid-in capital	81,492	1,020	2
Retained income	4,680,639	4,199,210	4,071,577
Accumulated other comprehensive income	(66,725)	(81,060)	(51,680)

	5,107,115	4,530,879	4,431,608

Less — common stock in treasury-at cost (Note 15)	2,501,289	1,401,973	1,244,544
Unearned compensation on restricted stock (Notes 1 and 4)	—	15,758	23,477

Total shareholders’ equity	2,605,826	3,113,148	3,163,587

Total liabilities & shareholders’ equity	$6,131,883	$6,395,808	$6,357,162

See accompanying notes.

The McGraw-Hill Companies, Inc.
Consolidated Statement of Cash Flows
For the Nine Months Ended September 30, 2006 and 2005

(in thousands)	2006	2005
Cash flows from operating activities

Net income	$677,454	$654,994
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	82,748	77,136
Amortization of intangibles	36,170	32,877
Amortization of prepublication costs	178,878	179,642
Provision for losses on accounts receivable	18,513	16,474
Stock-based compensation	106,242	28,369
Other	(347)	9,805
Changes in assets and liabilities net of effect of acquisitions and dispositions:
(Increase) in accounts receivable	(214,064)	(373,412)
(Increase) in inventories	(3,858)	(41,952)
(Increase)/decrease in prepaid and other current assets	(498)	48,146
(Decrease)in accounts payable and accrued expenses	(109,958)	(51,263)
Increase in unearned revenue	25,508	82,639
(Decrease)/increase in other current liabilities	(15,709)	28,030
Increase in interest and income taxes currently payable	179,060	180,163
Net change in deferred income taxes	(48,519)	(6,050)
Net change in other assets and liabilities	39,157	31,672

Cash provided by operating activities	950,777	897,270

Investing activities

Investment in prepublication costs	(189,358)	(176,539)
Purchases of property and equipment	(56,798)	(72,684)
Acquisition of businesses and equity interests	(9,784)	(455,217)
Disposition of property, equipment and businesses	12,286	128,332
Additions to technology projects	(15,434)	(11,886)

Cash (used for) investing activities	(259,088)	(587,994)

Financing activities

Borrowings/(payments) on short-term debt — net	232,112	(11,535)
Dividends paid to shareholders	(196,025)	(184,202)
Repurchase of treasury shares	(1,386,769)	(444,288)
Exercise of stock options	188,080	132,294
Excess tax benefits from share-based payments	36,780	—
Other	(63)	(148)

Cash (used for) financing activities	(1,125,885)	(507,879)

Effect of exchange rate changes on cash	(4,880)	(15,385)

Net change in cash and equivalents	(439,076)	(213,988)

Cash and equivalents at beginning of period	748,787	680,623

Cash and equivalents at end of period	$309,711	$466,635

See accompanying notes.

The McGraw-Hill Companies, Inc.
Notes to Consolidated Financial Statements
1.	Basis of Presentation
The financial information in this report has not been audited, but in the opinion of management all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly such information have been included. The operating results for the three and nine months ended September 30, 2006 and 2005 are not necessarily indicative of results to be expected for the full year due to the seasonal nature of some of the Company’s businesses. The financial statements included herein should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (the “annual report”).
The Company’s critical accounting policies are disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the Company’s annual report for the year ended December 31, 2005. On an ongoing basis, the Company evaluates its estimates and assumptions, including those related to revenue recognition, allowance for doubtful accounts and sales returns, valuation of inventories, prepublication costs, valuation of long-lived assets, goodwill and other intangible assets, retirement plans and postretirement healthcare and other benefits and income taxes.
Share-Based Compensation — During the first quarter of fiscal 2006, the Company adopted the provisions of, and accounts for stock-based compensation in accordance with, Statement of Financial Accounting Standards No. 123—revised 2004 (Statement 123(R)), “Share-Based Payment.” Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is the vesting period. The Company has applied the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of Statement 123(R) apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS 123 pro forma disclosures. Stock-based compensation is classified as both operating expense and selling and general expense on the consolidated statement of income. In accordance with Statement 123(R), Accrued Compensation on Restricted Stock within Other Non-current Liabilities and Unearned Compensation on Restricted Stock have been reversed into Additional Paid-in Capital on the consolidated balance sheet on the date of adoption. Prior to the adoption of Statement 123(R), the Company applied the provisions prescribed by Accounting Principles Board Opinion (APBO) No. 25, “Accounting for Stock Issued to Employees,” in accounting for its stock-based awards, and accordingly, recognized no compensation cost for its stock option plans other than for its restricted stock performance and non-performance awards. See Note 4 of this Form 10-Q for further information regarding the Company’s stock-based compensation assumptions and expenses, including pro forma disclosures for the prior period as if stock-based compensation was expensed.
Since the date of the annual report, there have been no other material changes to the Company’s critical accounting policies.
Certain prior year amounts have been reclassified for comparability purposes.

2.	Comprehensive Income
The following table is a reconciliation of the Company’s net income to comprehensive income for the three and nine months ended September 30:

	Three Months		Nine Months
(in thousands)	2006	2005	2006	2005
Net income	$382,273	$381,289	$677,454	$654,994
Other comprehensive income/(loss):
Foreign currency translation adjustments	5,952	3,667	18,019	(19,425)
Minimum pension liability adjustment	—	—	(3,684)	—

Comprehensive income	$388,225	$384,956	$691,789	$635,569

3.	Segment and Related Information
The Company has three reportable segments: McGraw-Hill Education, Financial Services, and Information & Media. During the third quarter of 2006, the Company incurred restructuring charges which impacted segment and related information (see Note 14). McGraw-Hill Education is one of the premier global educational publishers serving the elementary and high school, college and university, professional and international markets. During the third quarter 2006, the segment incurred a restructuring charge that reduced operating profit by $5.6 million pre-tax (see Note 14).
The Financial Services segment operates under the Standard & Poor’s brand as one reporting unit and provides credit ratings, evaluation services, and analysis globally on corporations, financial institutions, securitized and project financings, and local, state and sovereign governments. Financial Services provides a wide range of analytical and data services for investment managers and investment advisors globally. In September 2005, the Company divested its Corporate Value Consulting (CVC) business, which was formerly part of the Financial Services segment. For the three and nine months ended September 30, 2005, CVC represented $33.0 million and $101.3 million of revenue and positively contributed approximately $0.3 million and $14.5 million to operating results. This divestiture negatively impacted comparisons. The Financial Services segment acquired a majority interest in CRISIL Limited on June 1, 2005. Revenue for the five months ending May 31, 2006 for this acquisition was approximately $20.3 million. This acquisition had no material impact on operating profit for the same periods.
The Information & Media (I&M) segment includes business and professional media offering information, insight and analysis. Included in the results of the I&M segment are the results of J.D. Power and Associates which was acquired in April 2005. The assets acquired in this acquisition totaled approximately $520 million and are not considered material to the Company. Revenue for the three months ending March 31, 2006 with no comparable period in 2005, favorably impacted I&M year-to-date revenue by $43.8 million and had a negative impact on operating profit of $5.3 million. Favorable developments with respect to certain disputed billings benefited the quarter comparison by $8.0 million. In November 2005, the Company divested its Healthcare Information Group, which was formerly part of the I&M segment. This divestiture had no significant impact on revenue or operating profit for the period. During the third quarter 2006, the segment incurred a restructuring charge that reduced operating profit by $5.7 million pre-tax (see Note 14).

Included in general corporate expenses for the three and nine months ended September 30, 2006 is a restructuring charge of $4.1 million pre-tax (see Note 14).
Operating profit by segment is the primary basis for the chief operating decision maker of the Company, the Executive Committee, to evaluate the performance of each segment. A summary of operating results by segment for the three and nine months ended September 30, 2006 and 2005 follows:

	2006		2005
(in thousands)		Operating		Operating
Three Months	Revenue	Profit	Revenue	Profit
McGraw-Hill Education	$1,070,238	$354,038	$1,142,331	$380,847
Financial Services	675,063	295,650	605,751	251,945
Information & Media	247,269	13,717	228,959	12,437

Total operating segments	1,992,570	663,405	1,977,041	645,229
General corporate expense	—	(47,176)	—	(35,274)
Interest expense	—	(7,515)	—	(2,808)

Total Company	$1,992,570	$608,714 *	$1,977,041	$607,147 *

*	Income from operations before taxes on income.

	2006		2005
(in thousands)		Operating		Operating
Nine Months	Revenue	Profit	Revenue	Profit
McGraw-Hill Education	$1,996,034	$324,748	$2,078,278	$373,764
Financial Services	1,952,376	861,193	1,750,398	732,743
Information & Media	712,382	28,366	633,648	30,791

Total operating segments	4,660,792	1,214,307	4,462,324	1,137,298
General corporate expense	—	(122,001)	—	(87,696)
Interest expense	—	(13,561)	—	(7,018)

Total Company	$4,660,792	$1,078,745 *	$4,462,324	$1,042,584 *

*	Income from operations before taxes on income.
Stock based compensation is included in the operating profit for the three and nine months ended September 30, 2006 and 2005 as follows (see Note 4):

	Three Months		Nine Months
(in thousands)	2006	2005	2006	2005
McGraw-Hill Education	$7,175	$3,796	$24,157	$8,588
Financial Services	9,431	1,393	29,129	5,893
Information & Media	5,227	2,498	17,380	3,341
Corporate	7,393	6,889	35,576	10,523

Total Company	$29,226	$14,576	$106,242	$28,345

4.	Stock-Based Compensation
The Company has a Director Deferred Stock Ownership Plan and three stock ownership plans: the 2002, 1993 and 1987 Employee Stock Incentive Plans.
Director Deferred Stock Ownership Plan — Under this Plan, common stock reserved may be credited to deferred stock accounts for eligible Directors. In general, the Plan requires that 50% of eligible Directors’ annual compensation plus dividend equivalents be credited to deferred stock accounts. Each Director may also elect to defer all or a portion of the remaining compensation and have an equivalent number of shares credited to the deferred stock account. Recipients under this Plan are not required to provide consideration to the Company other than rendering service. Shares will be delivered as of the date a recipient ceases to be a member of the Board of Directors or within five years thereafter, if so elected. The Plan will remain in effect until terminated by the Board of Directors or until no shares of stock remain available under the Plan.
1987 and 1993 Employee Stock Incentive Plans — These Plans provided for the granting of incentive stock options, nonqualified stock options, stock appreciation rights (SARs), restricted stock awards, deferred stock (applicable to the 1987 Plan only) or other stock-based awards. No further awards may be granted under the 1987 or 1993 Plans, although awards granted prior to the adoption of the 2002 Plan, as amended, remain outstanding under the 1987 and 1993 Plans in accordance with their terms.
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
Under the modified prospective method, Statement 123(R) applies to new awards and to awards that were outstanding as of December 31, 2005 that are subsequently modified, repurchased or cancelled. Compensation expense recognized during the nine months ended September 30, 2006 includes the expense for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement No. 123, “Accounting for Stock-Based Compensation” (Statement 123), and the expense for all share-based payments granted during the nine months ended September 30, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Prior period results have not been restated.
Stock-based compensation for the three and nine months ended September 30, 2006 and 2005, is as follows:

	Three Months		Nine Months
(in millions)	2006	2005	2006	2005
Stock-based compensation
Pre-tax	$29.2	$14.6	$106.2	$28.3
Post-tax	$18.3	$9.1	$66.7	$17.8
The Company receives a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the price at which the options are sold over the exercise price of the options. Prior to the adoption of Statement 123(R), the Company reported tax benefits resulting from the exercise of stock options as operating cash flows in its consolidated statement of cash flows. In accordance with Statement 123(R), the Company now reports excess tax benefits as financing cash flows. The actual income tax benefit realized from stock option exercises for the three and nine months ended September 30, 2006 and 2005, was as follows:

	Three Months		Nine Months
(in millions)	2006	2005	2006	2005
Income tax benefit realized from stock option exercise	$19.7	$19.2	$68.5	$37.1
Net cash proceeds from the exercise of stock options	$73.3	$52.0	$188.1	$132.3
The Company settles employee stock option exercises with shares issued from treasury stock.
For the nine months ended September 30, 2006, $36.8 million is reported as excess tax benefits from stock-based payments in financing cash flows, with no comparable amount in 2005.
The following table illustrates the effect on net income and earnings per share if the Company had accounted for stock-based compensation in accordance with Statement 123 for the three and nine months ended September 30, 2005:

	Three Months	Nine Months
(in thousands, except earnings per share)	2005	2005
Net income, as reported	$381,289	$654,994
Stock-based compensation cost included in net income, net of tax	9,154	17,812
Fair value of stock-based compensation cost, net of tax	(20,766)	(54,358)

Pro forma net income	$369,677	$618,448

Basic earnings per common share
As reported	$1.02	$1.75
Pro forma	$0.99	$1.65
Diluted earnings per common share
As reported	$1.00	$1.71
Pro forma	$0.97	$1.62
Stock Options
Stock options, which may not be granted at a price less than the fair market value of the Company’s common stock at date of grant, vest in two years in equal annual installments and have a maximum term of 10 years.
Beginning in 1997, participants who exercised an option by tendering previously owned shares of common stock of the Company could elect to receive a one-time restoration option covering the number of shares tendered including any shares withheld for taxes. Restoration options were granted at fair market value of the Company’s common stock on the date of the grant, had a maximum term equal to the remainder of the original option term and were subject to a six-month vesting period. Effective March 30, 2006, the Company’s restoration stock option program was eliminated. Restoration options granted between February 3 and March 30, 2006 vested immediately and all restoration options outstanding as of February 3, 2006 became fully vested. Included in the nine months ended September 30, 2006, the Company incurred a one-time charge of $23.8 million ($14.9 million after tax or $0.04 per diluted share) related to the elimination of the restoration stock option program.

The Company uses a lattice-based option-pricing model to estimate the fair value of options granted in 2006 and 2005. Options granted prior to January 1, 2005 were valued using the Black-Scholes model. The following assumptions were used in valuing the options granted during the nine months ended September 30, 2006 and 2005:

	2006	2005
Risk-free average interest rate	4.14-6.07%	1.99-4.64%
Dividend yield	1.22-1.45%	1.60%
Volatility	12.00-21.75%	16.00-24.00%
Expected life (years)	6.65-7.06	0.50-6.80
Weighted average grant-date fair value	$14.97	$8.88
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
At September 30, 2006, there was $28.0 million of unrecognized compensation costs related to stock options, which is expected to be recognized over a weighted-average period of 1.2 years.
Stock option activity for the nine months ended September 30, 2006 is as follows:

		Weighted	Weighted	Aggregate
		average	average	intrinsic
		exercise	remaining	value
(in thousands of shares)	Shares	price	contractual life	(in millions)
Options outstanding at December 31, 2005	42,191	$35.03
Options granted	1,199	56.31
Options exercised	(4,389)	30.55		$105.8
Options cancelled and expired	(91)	41.24

Options outstanding at March 31, 2006	38,910	$36.18	8 years	$834.2

Options granted	1,807	$57.78
Options exercised	(954)	45.58		$19.8
Options cancelled	(101)	44.81
Options forfeited	(25)	35.87

Options outstanding at June 30, 2006	39,637	$36.91	8 years	$516.6

Options granted	24	$53.65
Options exercised	(2,168)	$33.79		$48.0
Options cancelled	(13)	$34.08
Options forfeited	(116)	$45.10

Options outstanding at September 30, 2006	37,364	$37.08	7 years	$771.9

Exercisable Options outstanding at September 30, 2006	31,859	$34.98	8 years	$658.7

Nonvested stock option activity for the nine months ended September 30, 2006 is as follows:

		Weighted
		average
		exercise
(in thousands of shares)	Shares	price
Nonvested options outstanding at December 31, 2005	14,201	$42.32
Options granted	1,199	56.31
Options vested	(2,445)	52.28
Options forfeited	(81)	41.41

Nonvested options outstanding at March 31, 2006	12,874	$41.74

Options granted	1,807	57.78
Options vested	(8,728)	40.22
Options forfeited	(101)	44.81

Nonvested options outstanding at June 30, 2006	5,852	$48.84

Options granted	24	53.65
Options vested	(256)	41.88
Options forfeited	(141)	45.10

Nonvested options outstanding at September 30, 2006	5,479	$49.28

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
Under the provisions of Statement 123(R), the recognition of unearned compensation is no longer required. Unearned compensation is a contra-equity balance sheet account representing the amount of unrecognized expense relating to restricted stock that is amortized as the expense is recognized over the vesting period of the award. As of January 1, 2006, the balance of Unearned Compensation on Restricted Stock was reversed into Additional Paid-in Capital on the Company’s balance sheet. In addition, Accrued Compensation of Restricted Stock within Other Non-current Liabilities has also been reversed into Additional Paid-in Capital. As of September 30, 2006, there was unrecognized stock-based compensation of $110.9 million related to restricted stock awards, which is expected to be recognized over a weighted-average period of 2.1 years.
Compensation expense related to restricted stock awards for three and nine months ended September 30 is as follows:

	Three Months		Nine Months
(in millions)	2006	2005	2006	2005
Restricted stock awards expense	$19.5	$14.6	$45.4	$28.4

Restricted stock activity for the nine months ended September 30, 2006 is as follows:

		Weighted-average
		grant-date fair
(in thousands of shares)	Shares	value
Non-Performance Awards
Nonvested shares as of December 31, 2005	129	$40.16
Granted	—	—
Vested	(2)	$40.59
Forfeited	(1)	$34.78

Nonvested shares as of March 31, 2006	126	$40.18

Granted	7	$56.35
Vested	(23)	$40.31
Forfeited	(1)	$45.26

Nonvested shares as of June 30, 2006	109	$41.12

Granted	2	$56.60
Vested	(7)	$56.35
Forfeited	(3)	$39.80

Nonvested shares as of September 30, 2006	101	$40.40

		Weighted-average
		grant-date fair
(in thousands of shares)	Shares	value
Performance Awards
Nonvested shares as of December 31, 2005	1,199	$35.81
Granted	443	$51.19
Vested	(903)	$39.42
Forfeited	(6)	$38.93

Nonvested shares as of March 31, 2006	733	$40.64

Granted	967	$57.78
Vested	—	—
Forfeited	(15)	$51.04

Nonvested shares as of June 30, 2006	1,685	$50.39

Granted	16	$53.86
Vested	—	—
Forfeited	(26)	$52.22

Nonvested shares as of September 30, 2006	1,675	$50.40

5.	Allowances, Inventories and Accumulated Amortization of Prepublication Costs
The allowances for doubtful accounts and sales returns, the components of inventory and the accumulated amortization of prepublication costs were as follows:

	Sept. 30,	Dec. 31,	Sept. 30,
(in thousands)	2006	2005	2005
Allowance for doubtful accounts	$76,387	$74,396	$76,299

Allowance for sales returns	$212,670	$187,348	$202,216

Inventories:
Finished goods	$318,084	$309,509	$337,198
Work-in-process	8,239	8,286	15,822
Paper and other materials	20,133	17,483	16,208

Total inventories	$346,456	$335,278	$369,228

Accumulated amortization of prepublication costs	$698,461	$1,021,972	$960,014

6.	Debt
A summary of long-term debt follows:

	Sept. 30,	Dec. 31,	Sept. 30,
(in thousands)	2006	2005	2005
Total long-term debt	$318	$339	$345

Commercial paper borrowings at September 30, 2006 totaled $232.8 million which is categorized as current debt and classified as a note payable. There were no commercial paper borrowings as of September 30, 2005 and December 31, 2005.
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
The revolving credit facility contains certain covenants. The only financial covenant requires that the Company not exceed indebtedness to cash flow ratio, as defined, of 4 to 1 at any time. This restriction has never been exceeded. There were no borrowings under the amended facility as of September 30, 2006 and 2005 and December 31, 2005.
7.	Capital Structure
The number of common shares reserved for issuance for employee stock plan awards under the 2002 Plan and the Director Deferred Stock Ownership Plan, were as follows:

	Sept. 30,	Dec. 31,	Sept. 30,
(in thousands of shares)	2006	2005	2005
Shares available for granting under the 2002 Plan	21,216	19,115	17,415
Director Deferred	564	566	567
Options outstanding	37,364	42,191	44,619

Shares available for issuance	59,144	61,872	62,601

The number of common shares issued upon exercise of stock-based awards were as follows:

	Sept. 30,	Dec. 31,	Sept. 30,
(in thousands of shares)	2006	2005	2005
Stock-based awards exercised	7,511	8,889	6,170

8.	Cash Dividends
Cash dividends per share declared during the three and nine months ended September 30, 2006 and 2005 were as follows:

	Three Months		Nine Months
	2006	2005	2006	2005
Common stock	$0.1815	$0.1650	$0.5445	$0.4950

9.	Common Shares Outstanding
A reconciliation of the number of shares used for calculating basic earnings per common share and diluted earnings per common share for the three and nine months ended September 30, 2006 and 2005 follows:

	Three Months		Nine Months
(in thousands)	2006	2005	2006	2005
Average number of common shares outstanding	351,139	373,552	357,704	375,318
Effect of stock options and other dilutive securities	9,796	7,611	10,149	7,297

Average number of common shares outstanding including effect of dilutive securities	360,935	381,163	367,853	382,615

Restricted performance shares outstanding at September 30, 2006 and 2005 of 1,776,000 and 1,444,000 were not included in the computation of diluted earnings per common share because the necessary vesting conditions have not yet been met.
Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (Statement 123(R)). The impact of Statement 123(R) had no material impact on weighted average shares for the three and nine months ended September 30, 2006.
10.	Retirement Plans and Postretirement Healthcare and Other Benefits
A summary of net periodic benefit expense for the Company’s defined benefit plans and postretirement healthcare and other benefits for the three and nine months ended September 30, 2006 and 2005 is as follows:

(in thousands)	Three Months		Nine Months
Defined Benefit Plans	2006	2005	2006	2005
Service cost	$13,664	$12,222	$40,954	$36,667
Interest cost	16,236	15,010	48,829	45,029
Expected return on plan assets	(23,123)	(22,167)	(68,415)	(66,502)
Amortization of prior service cost	(74)	83	93	250
Recognized net actuarial loss	3,201	1,422	9,851	4,265

Net periodic benefit cost	$9,904	$6,570	$31,312	$19,709

(in thousands)
Postretirement Healthcare	Three Months		Nine Months
and Other Benefits	2006	2005	2006	2005
Service cost	$521	$541	$1,561	$1,491
Interest cost	1,921	1,787	5,765	6,435
Amortization of prior service cost	(297)	(350)	(890)	(882)

Net periodic benefit cost	$2,145	$1,978	$6,436	$7,044

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
The effect of the assumption changes on pension expense for the three and nine months ended September 30, 2006 was an increase in expense of $3.2 million pre-tax, or one-half of one cent per diluted share and $9.6 million pre-tax or approximately one and one half cents per diluted share.
In July 2006, the scheme actuaries for the United Kingdom pension plan completed its statutory valuation of the plan. As a result of this analysis, the plan’s funding requirements will increase by approximately $58 million over the three year period beginning July 2006. The Company intends to use its European cash investments to satisfy the increased funding requirements.
In September 2006, the Financial Accounting Standards Board (“FASB”) released FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” Statement No. 158 requires the Company to recognize in its statement of financial position an asset for a defined benefit postretirement plan and other postretirement plan’s overfunded status or a liability for a plan’s underfunded status and to recognize changes in the funded status of a defined benefit postretirement plan and other postretirement plans in comprehensive income in the year in which the changes occur. Statement No. 158 is effective for the Company’s fiscal year ending December 31, 2006 and will be applied prospectively. For all plans, the Company anticipates a reduction in stockholders’ equity of approximately $105 million, net of tax. The Statement does not affect the results of operations. The Company does not anticipate any violations of financial covenants as a result of the impact of applying this Statement.
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

The Company remains an anchor tenant of what continues to be known as The McGraw-Hill Companies building and will continue to lease space from Rock-McGraw, Inc., under an existing lease. As of December 31, 2005, the Company had a lease for approximately 17% of the building space for approximately 14 years, which is being accounted for as an operating lease. Pursuant to sale leaseback accounting rules, as a result of the Company’s continued involvement, a gain of approximately $212.3 million ($126.3 million after-tax) was deferred and will be amortized over the remaining lease term as a reduction in rent expense. Information relating to the sale-leaseback transaction for the three and nine months ended September 30, 2006 and 2005 is as follows:

	Three Months		Nine Months
(in millions)	2006	2005	2006	2005
Reduction in rent expense	$(4.2)	$(4.2)	$(12.6)	$(12.6)
Interest expense	2.2	2.3	6.7	7.0
12.	Income Taxes

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

The Company has completed various federal, state and local, and foreign tax audit cycles and, in the second quarter of 2006, accordingly removed approximately $17 million from its accrued income tax liability accounts. The latter amount was offset by additional requirements for taxes related to foreign subsidiaries. The Company remains subject to federal, state and local, and foreign tax audits for a variety of open years dependent upon the jurisdiction in question. The effective tax rate for the first nine months of 2006 is 37.2%. The effective tax rate for the first nine months of 2005 of approximately 37.2% is a weighted blend of rates for the first, second and third quarters of 2005; 37.0%, 37.2% and 37.2%, respectively. The Company anticipates the effective tax rate will remain at 37.2% for the remainder of the year.

As the result of the Company’s first quarter 2006 implementation of the Financial Accounting Standards Board’s Statement No. 123(revised), “Share-Based Payment”, non-current deferred tax assets of approximately $42.9 million have been recorded for the nine months ended September 30, 2006.
13.	Commitments and Contingencies

A writ of summons was served on The McGraw-Hill Companies, SRL and on The McGraw-Hill Companies, SA (both indirect subsidiaries of the Company) (collectively, “Standard & Poor’s”) on September 29, 2005 and October 7, 2005, respectively, in an action brought in the Tribunal of Milan, Italy by Enrico Bondi (“Bondi”), the Extraordinary Commissioner of Parmalat Finanziaria S.p.A. and Parmalat S.p.A. (collectively, “Parmalat”). Bondi has brought numerous other lawsuits in both Italy and the United States against entities and individuals who had dealings with Parmalat. In this suit, Bondi claims that Standard & Poor’s, which had issued investment grade ratings of Parmalat until shortly before Parmalat’s collapse in December 2003, breached its duty to issue an independent and professional rating and negligently and knowingly assigned inflated ratings in order to retain Parmalat’s business. Alleging joint and several liability,

Bondi claims damages of euros 4,073,984,120 (representing the value of bonds issued by Parmalat and the rating fees paid by Parmalat) with interest, plus damages to be ascertained for Standard & Poor’s alleged complicity in aggravating Parmalat’s financial difficulties and/or for having contributed in bringing about Parmalat’s indebtedness towards its bondholders, and legal fees. The Company believes that Bondi’s allegations and claims for damages lack legal or factual merit. On March 16, 2006, Standard & Poor’s filed its answer, counterclaim and third-party claims, which were authorized by the Tribunal of Milan and served shortly thereafter. Several of the third-party defendants did not respond and were declared in default. The others challenged the third-party claims on voidness grounds, which were rejected by the Tribunal by order dated July 28, 2006. Standard & Poor’s will continue to vigorously contest the action.
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
While not a formal charge, the Note of Completion indicates the prosecutor’s intention that the named rating analysts should appear before a judge in Parma for a preliminary hearing, at which hearing the judge will determine whether there is sufficient evidence against the rating analysts to proceed to trial. No date has been set for the preliminary hearing. On July 7, 2006, a defense brief was filed with the Parma prosecutor’s office on behalf of the rating analysts. The Company believes that there is no basis in fact or law to support the allegations against the rating analysts, and they will be vigorously defended by the subsidiaries involved.
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
2006 Restructuring
In the 3rd quarter 2006, the Company initiated a restructuring of a limited number of business operations in McGraw-Hill Education, Information & Media and Corporate, to enhance the Company’s long-term growth prospects. The restructuring includes the integration of the Company’s elementary and secondary basal publishing businesses. In the 3rd quarter 2006, the Company recorded a restructuring charge of $15.4 million pre-tax, consisting primarily of employee severance costs related to the reduction of approximately 600 positions across these segments. This charge was comprised of $5.7 million for Information & Media, $5.6 million for McGraw-Hill Education, and $4.1 million for Corporate. The after-tax charge recorded was $9.7 million, or three cents per diluted share. Restructuring expenses for Information & Media and Corporate were classified as selling and general service expenses on the income statement. Restructuring expenses for McGraw-Hill Education were classified as selling and general product expenses on the income statement.
At September 30, 2006, all employees made redundant by the restructuring have been terminated and the Company has paid approximately $1.0 million, consisting primarily of employee severance costs. At September 30, 2006, the remaining restructuring liability, which is included in other current liabilities, was approximately $14.4 million.
In addition, the Company anticipates it will incur additional restructuring charges in the 4th quarter 2006 of approximately $16.0 million pre-tax, primarily related to vacant facilities and the planned elimination of an additional 100 employee positions across McGraw-Hill Education, Information & Media and Corporate.
2005 Restructuring
During the fourth quarter of 2005, the Company recorded a restructuring charge of $23.2 million pre-tax, consisting mostly of employee severance costs related to the reduction of approximately 500 positions across the Company. This charge was comprised of $10.2 million for Information & Media, $9.0 million for McGraw-Hill Education, $1.2 million for Financial Services, and $2.8 million for Corporate. The after-tax charge recorded was $14.6 million, or four cents per diluted share. Restructuring expenses for Information & Media, Financial Services and Corporate were classified as selling and general service expenses on the income statement. Restructuring expenses for McGraw-Hill Education were classified as selling and general product expenses on the income statement. At December 31, 2005, all employees made redundant by the restructuring had been terminated and $2.1 million of employee severance and benefit costs were paid. At December 31, 2005, the remaining restructuring liability, which was included in other current liabilities, was approximately $21.1 million principally for employee severance costs.
For the three and nine months ended September 30, 2006, $3.9 million and $17.8 million, respectively, consisting primarily of employee severance costs, was paid. The remaining restructuring liability at September 30, 2006 was approximately $3.3 million.
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
16.	Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) released FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. Statement No. 158 requires the Company to recognize in its statement of financial position an asset for a defined benefit postretirement plan and other postretirement plan’s overfunded status or a liability for a plan’s underfunded status and to recognize changes in the funded status of a defined benefit postretirement plan and other postretirement plans in comprehensive income in the year in which the changes occur. Statement No. 158 is effective for the Company’s fiscal year ending December 31, 2006 and will be applied prospectively. For all plans, the Company anticipates a reduction in stockholders’ equity of approximately $105 million, net of tax. The Statement does not affect the results of operations. The Company does not anticipate any violations of financial covenants as a result of the impact of applying this Statement.
In July 2006, the Financial Accounting Standards Board (“FASB”) released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting and reporting for uncertainties in income taxes and prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 prescribes a two-step evaluation process for tax positions. The first step is recognition based on a determination of whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step is to measure a tax position that meets the more-likely-than-not threshold. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. If a tax position does not meet the more-likely-than-not recognition threshold, the benefit of that position is not recognized in the financial statements. FIN 48 is effective beginning in the first quarter of fiscal 2007. The cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption which for calendar year companies is January 1, 2007. The Company is in the process of evaluating the potential effects of FIN 48 on the consolidated financial statements and is not yet in a position to determine what, if any, effects FIN 48 will have on the consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations – Comparing Three Months Ended September 30, 2006 and 2005
Consolidated Review
The Segment Review that follows is incorporated herein by reference.
Revenue and Operating Profit

	Third		Third
	Quarter	%	Quarter
(millions of dollars)	2006	Increase	2005

Revenue	$1,992.6	0.8	$1,977.0
Operating profit *	663.4	2.8	645.2 (a)

% Operating margin	33.3		32.6

*	Operating profit is income from operations before taxes on income, interest expense and corporate expense.

(a)	Includes a $6.8 million pre-tax gain on the sale of Corporate Value Consulting.
In the third quarter of 2006, the Company achieved growth in revenue and operating profit of 0.8% and 2.8%, respectively. The increase in revenue is primarily attributable to growth in the Financial Services segment. Foreign exchange rates had no material impact on revenue or operating profit during the third quarter.
In the third quarter of 2006 and 2005, the Company incurred stock-based compensation expense of $29.2 million and $14.6 million, respectively. Included in stock-based compensation expense for the third quarter of 2006 is restricted performance stock expense of $19.5 million compared with $14.6 million in the same period of 2005. Stock-based compensation is discussed in further detail in Footnotes 3 and 4 of the Consolidated Financial Statements for the period ended September 30, 2006.
In the third quarter 2006, the Company initiated a restructuring of a limited number of business operations in McGraw-Hill Education, Information & Media and Corporate, to enhance the Company’s long-term growth prospects. In the third quarter 2006, the Company recorded a restructuring charge of $15.4 million pre-tax (after-tax $9.7 million, or $0.03 per diluted share) consisting primarily of employee severance costs related to the reduction of approximately 600 positions across these segments. This pre-tax charge was comprised of $5.7 million for Information & Media, $5.6 million for McGraw-Hill Education, and $4.1 million for Corporate. The 2006 restructuring is discussed in further detail in Footnote 14 of the Consolidated Financial Statements for the period ended September 30, 2006. Restructuring expenses for McGraw-Hill Education were classified as selling and general product expenses on the income statement. Restructuring expenses for Information & Media and Corporate were classified as selling and general service expenses on the income statement.
On September 30, 2005, the Company sold its Corporate Value Consulting (CVC) business, the valuation services unit of the Financial Services segment. The sale resulted in a $6.8 million pre-tax gain ($4.2 million after tax, or $0.01 per diluted share ) recognized in the third quarter of 2005. The divestiture of CVC is consistent with the Financial Services segment’s strategy of directing resources to those businesses which have the best opportunities to achieve both significant financial growth and market leadership. The divestiture will enable the Financial Services segment to focus on its core business of providing independent research, ratings, data, indices and portfolio services. For the quarter ended September 30, 2005, CVC represented $33.0 million of revenue and had no impact on operating results. This divestiture negatively impacted revenue comparisons.

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
Product revenue decreased 5.9% in the third quarter of 2006, as compared with the third quarter of 2005, due primarily to a decrease in McGraw-Hill Education segment’s School Education Group (SEG) revenue. Product operating related expenses, which include amortization of prepublication costs, decreased slightly over the prior year third quarter. Amortization of prepublication costs increased by $4.1 million or 4.1%, as compared with the third quarter of 2005, as a result of product mix and adoption cycles. Product related selling and general expenses decreased 7.0%. The product margin decreased to 33.4% due to the impact of the change in stock-based compensation and the third quarter restructuring charge for McGraw-Hill Education, partially offset by cost containment measures taken at the McGraw-Hill Education segment. Stock-based compensation charges included in product expenses were approximately $7.2 million compared with approximately $3.8 million in the same period of 2005. Product selling and general expenses included restructuring charges of $5.6 million.
Service revenue increased 10.7% in the third quarter of 2006, due primarily to an 11.4% increase in Financial Services revenue. Financial Services revenue increased primarily due to the performance of structured finance ratings and corporate (corporate finance and financial services) and government finance ratings; somewhat offset by the divestiture of the Corporate Value Consulting (CVC) business which contributed $33.0 million to 2005 third quarter revenue. Issuance in structured finance was mixed in the third quarter, U.S. collateralized debt obligations (CDOs) and commercial mortgage-backed securities (CMBS) issuance was up, while issuance of U.S. residential mortgage-backed securities (RMBS) were down. The growth in corporate finance issuance was attributable to increases in industrial and financial services, driven primarily by the market’s favorable financing conditions and healthy M&A activity. Total service expenses increased 7.4%, primarily as a result of the performance of Financial Services, increased stock-based compensation, the third quarter restructuring charge for Information & Media and Corporate and the acquisition of JDPA, somewhat offset by the divestiture of CVC. The service margin increased to 32.2% as a result of the performance of Financial Services. Stock-based compensation charges included in service expense were approximately $22.0 million compared with approximately $10.8 million in the same period of 2005. Service selling and general expenses included restructuring charges of $9.8 million.
Total expenses in the third quarter of 2006 were flat when compared with 2005 mainly attributable to the weaker adoption market in 2006, McGraw-Hill Education’s cost cutting measures and employee head-count reduction. Effective January 1, 2006, the Company changed certain assumptions on its pension plans. The effect of these changes resulted in an increase in pension expense for the quarter ended September 30, 2006 of $3.2 million pre-tax, or approximately one-half of one cent after-tax impact per diluted share. Corporate expense increased $11.9 million and was driven by increased stock-based compensation charges as well as restructuring charges.
In the third quarter of 2006, depreciation expense increased 2.2% to $26.9 million as a result of 2005 acquisitions and increased purchases of technology related equipment. Amortization of intangibles of $12.1 million in the third quarter of 2006 was inline with 2005 as amortization from 2005 acquisitions was offset by reduced amortization as a result of the disposition of CVC.
Interest expense increased to $7.5 million in the third quarter of 2006, compared with interest expense of $2.8 million in 2005. This increase is attributed primarily to both higher average commercial paper borrowings for the three months ended September 30, 2006 and higher interest rates. Average commercial paper outstanding for the three months ended September 30, 2006 and 2005 was $434.4 million and $155.9 million, respectively. The average interest rate on commercial paper borrowings increased from 3.3% in 2005 to 5.3% in 2006. Lower interest income earned on lower investment balances represents the remaining increase. Included in the third quarter of 2006 and 2005 is approximately $2.2 million and $2.3 million, respectively, of interest expense related to the sale leaseback of the Company’s headquarters building in New York City (see Note 11).
For the quarters ended September 30, 2006 and 2005 the effective tax rate was 37.2%. The Company anticipates the effective tax rate will remain at 37.2% for the remainder of the year.
Net income for the quarter increased 0.3% as compared with the third quarter of 2005. Diluted earnings per share were $1.06, compared to $1.00 in the third quarter of 2005.
McGraw-Hill Education

	Third	%	Third
	Quarter	(Decrease)/	Quarter
(millions of dollars)	2006	Increase	2005

Revenue
School Education Group	$603.0	(12.0)	$685.0
Higher Education, Professional and International	467.2	2.2	457.3

Total revenue	1,070.2	(6.3)	1,142.3

Operating profit	$354.0	(7.0)	$380.8

% Operating margin	33.1		33.3

Revenue for the McGraw-Hill Education segment decreased 6.3% from the prior year, while operating profit decreased 7.0%. The quarter reflects the seasonal nature of the Company’s educational publishing operations, with the first quarter being the least significant, and the third quarter being the most significant.
McGraw-Hill Education’s third quarter 2006 stock-based compensation expense was $7.2 million. Included in stock-based compensation expense is restricted performance stock expense of $4.9 million as compared with $3.8 million in the same period of 2005.
During the third quarter of 2006, the segment incurred a restructuring charge of $5.6 million pre-tax ($3.5 million after tax, or $0.01 per diluted share) consisting primarily of employee severance costs related to the reduction of approximately 400 positions across the segment. These restructuring activities are related to improving efficiencies (see Footnote 14).
In the third quarter of 2006, revenue for the McGraw-Hill School Education Group (SEG) decreased $82.0 million or 12.0% compared with the third quarter of 2005. The quarter-to-quarter comparison reflects the fact that the total available state new adoption market in 2006 is estimated at approximately $650 million to $700 million compared with approximately $950 million in 2005, a decline that limits potential sales for the K-12 publishing industry. Opportunities in Georgia, Indiana, and several other states were smaller in 2006, while no new adoption purchasing was scheduled in Louisiana or Texas. For McGraw-Hill Education the contrast to prior year was especially dramatic in Texas, where SEG captured very high shares of the state’s health, music, art, and vocational/technical markets last year. SEG recognized $46 million in Texas revenue in the third quarter of 2005. This year’s key adoptions are in Florida and California, which are purchasing science and social science, respectively. In Florida SEG expects to lead the secondary portion of the market, which offers the highest dollar volume, but its K-5 program has been less successful. In California SEG’s performance in the elementary social studies market also fell short of expectations. However, SEG expects to capture the leading share of available secondary business with strong performances at both the middle school and high school levels. California’s high schools purchase on an open territory basis but tend to follow the adoption cycle as to subject area. In other state adoptions, SEG was very successful with secondary science in New Mexico, Oklahoma, and West Virginia, and with elementary music in Indiana and Oregon.
For the 2006 open territory selling season SEG introduced a new elementary basal reading program, Treasures. The program was very well received in the first half of the year and continued to perform well in the third quarter. SEG also achieved good year-over-year growth of its alternative basal program Everyday Mathematics. However, the volume of available open territory business was not sufficient to offset the reduction in the state adoption markets.
According to statistics compiled by the Association of American Publishers (AAP), the industry’s total net basal and supplementary sales of elementary and secondary instructional materials declined by 0.6% through the first eight months of 2006 compared to the same period in 2005. In large part, SEG’s results in the third quarter reflected the negative comparisons to the large market share captured in 2005.
In 2006, as in 2005, No Child Left Behind (NCLB) continued to drive a market shift away from “shelf” or generic norm-referenced tests to state-specific custom assessments, which have lower margins. The volume of shelf products continued to decline in the third quarter. Additionally, certain low-margin custom contracts that produced revenue in the third quarter of 2005 were discontinued or reduced in scope, affecting quarter-over-quarter comparisons. SEG continued to invest in technology to improve efficiencies in developing, delivering, and scoring custom assessments, which will help the Company improve margins in the state-specific NCLB environment.
At the McGraw-Hill Higher Education, Professional and International (HPI) Group, third quarter revenue increased by $9.9 million or 2.2% compared to prior year. Quarterly growth for the science, engineering and math imprints was offset by a modest decline for humanities, social science and languages and a slight decline for business and economics, whose current list is between major revision cycles. Key higher education titles contributing to third quarter performance included Ober, Keyboarding, 10/e; Lucas, The Art of Public Speaking, 9/e; and Shier, Hole’s Essentials of Human Anatomy and Physiology, 9/e.
In the professional marketplace, both backlist and frontlist titles in the business category performed well during the quarter, and three titles appeared on national best-seller lists. The digital, subscription-based program AccessMedicine experienced quarter-to-quarter growth and surpassed ten million content retrievals for the year.
HPI’s third-quarter international growth benefited from good results across product categories in Canada as well as success with school product in Mexico and higher education product in India.

Financial Services

	Third		Third
	Quarter	%	Quarter
(millions of dollars)	2006	Increase	2005

Revenue	$675.1	11.4	$605.8
Operating profit	295.7	17.3	251.9

% Operating margin	43.8		41.6

Financial Services revenue and operating profit increased substantially over the third quarter of 2005.
The Financial Services third quarter stock-based compensation expense was $9.4 million, which included restricted performance stock expense of $6.1 million. Restricted performance stock expense was $1.4 million in the same period of 2005.
On September 30, 2005, the Company sold its Corporate Value Consulting (CVC) business, the valuation services unit of the Financial Services segment. The sale resulted in a $6.8 million pre-tax gain that was recognized in the third quarter of 2005. For the quarter ended September 30, 2005, CVC represented $33.0 million of revenue and had no impact on operating results. This divestiture negatively impacted revenue comparisons.
The Financial Services segment’s increase in revenue and operating profit was due to the performance of structured finance and corporate (industrial and financial services) and government ratings, which represented approximately 71.3% and 31.9%, respectively, of the growth in revenue. Growth in third quarter revenue was reduced by 47.6% due to the divestiture of CVC. Issuance in U.S. structured finance was mixed in the third quarter, as issuance of collateralized debt obligations (CDOs) and commercial mortgage-backed securities (CMBS) were up, while the issuance of U.S. residential mortgage-backed securities (RMBS) was down. CDO issuance was driven by strong investor demand for both the cash flow and synthetic sectors, fueled by more innovative structures, arbitraging opportunities and growth of the Collateralized Loan Obligations (CLO) sector, which benefited from increases in leveraged loans related to merger and acquisition (M&A) activity. U.S. CMBS issuance increased on strong commercial real estate fundamentals, growth in origination levels and strong investor demand. Residential housing market fundamentals have begun to weaken with home price appreciation slowing, inventories of unsold homes increasing and new housing starts declining, however issuance was favorably impacted by non-traditional mortgage loans being sold into the non-Agency markets and refinancing of Adjustable Rate Mortgages (ARMs) into fixed-rate product. The growth in U.S. corporate issuance was attributable to increases in industrial and financial services issuance, driven primarily by the market’s favorable financing conditions and healthy M&A activity. The third quarter saw strong issuance in Europe for corporates and across all structured finance asset classes. Recurring surveillance activities and customers on annual arrangements had a positive impact on results in the third quarter of 2006. Bank loan ratings showed strong growth in the quarter.
Total U.S. structured finance new issue dollar volume increased 8.2% according to Harrison Scott Publications and S&P’s internal estimates (Harrison Scott Publications/S&P). U.S. CDO issuance increased 118.7%, and U.S. CMBS issuance increased 13.9%. Despite an 11.2% decline in RMBS issuance dollar volume, the number of issues was up slightly. The Mortgage Bankers Association currently forecasts mortgage originations to decline 20% in 2006. According to Thomson Financial Securities Data, U.S. corporate dollar volume issuance for the third quarter of 2006 increased 25.9%, while high yield issuance decreased 13.6%. The high yield market was off as many issuers opted to finance in the leveraged loan market. Following a trend that began in December 2005, U.S. public finance issuance decreased in the third quarter of 2006.

The third quarter saw continued growth in the European structured finance market. RMBS was the largest sector in terms of issuance, representing 50.6% of total European structured finance issuance. The European securitization market remains strong, with the CMBS dollar volume issuance increasing 159.3% in the third quarter of 2006, after declining in the second quarter. CDO issuance increased 122.9% due to strong growth within the cash flow sector. European corporate issuance increased in the third quarter driven primarily by strong M&A activity.
Standard & Poor’s is a leading provider of data, analysis and independent investment research. Capital IQ products grew with the number of clients increasing 40.7% over the prior year. Securities information products such as RatingsXpress and RatingsDirect performed well as customer demand for fixed income data increased. Market conditions continued to be moderate in equity research.
Revenue related to Standard & Poor’s indices increased as assets under management for exchange-traded funds (ETFs) rose 23.5% from September 30, 2005 to $147.1 billion as of September 30, 2006. ETF assets under management at December 31, 2005 were $135.1 billion.
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
Standard & Poor’s Ratings Services is a credit rating agency that has been designated as one of five Nationally Recognized Statistical Rating Organizations, or NRSROs, by the Securities and Exchange Commission (SEC). The SEC first began designating NRSROs in 1975, for use of their credit ratings, in the determination of capital charges for registered brokers and dealers under the SEC’s Net Capital Rule. During the last four years, the SEC has been examining the purpose of and the need for greater regulation of NRSROs. In January 2003, the SEC issued a report on the role and function of credit rating agencies in the operation of the securities markets. The report addressed issues that the SEC was required to examine under the Sarbanes-Oxley Act of 2002, as well as other issues arising from the SEC’s own review of credit rating agencies. In June 2003, the SEC solicited comments on a concept release that questioned: (1) whether the SEC should continue to designate NRSROs for regulatory purposes and, if so, what the criteria for designation should be; and (2) the level of oversight that the SEC should apply to NRSROs. In February 2005, Standard & Poor’s and other NRSROs’ representatives testified before the Senate Committee on Banking, Housing and Urban Affairs at a hearing to examine the role of credit rating agencies. In March 2005, SEC Chairman Donaldson also testified before the Senate Committee on Banking, Housing and Urban Affairs. He raised an issue about the SEC’s current authority to oversee NRSROs and referred to a voluntary framework for oversight that the NRSROs have been discussing with the SEC staff. The Chairman noted that the question of whether to impose a regulatory regime raises important issues that need to be examined, including the First Amendment.
In March 2005, the SEC voted to issue a rule proposal to define NRSROs. The SEC issued its proposed rule for public comment on April 19th. Standard & Poor’s submitted its comments on June 9th, largely supporting a more formal designation process and clear criteria, but without involving the SEC in the substance of the ratings process or in second-guessing rating opinions. In April 2005, Annette Nazareth, then Director of the SEC’s Division of Market Regulation, testified before the Subcommittee on Capital Markets, Insurance and Government Sponsored Enterprises of the House Financial Services Committee on the SEC’s proposed rule and on the oversight framework. She also raised questions on the SEC’s authority over NRSROs. Following this hearing, Rep. Kanjorski asked the SEC to provide technical assistance on the specific authority the SEC would need to effectively oversee rating agencies. In June

2005, the SEC submitted an outline to Rep. Kanjorski of key issues to be addressed if Congress proceeds with legislation (Legislative Framework). Also in June 2005, Standard & Poor’s testified before the same House Subcommittee on H.R.2990, the “Credit Rating Agency Duopoly Relief Act”. This bill, proposed by Rep. Fitzpatrick on June 20th, would have set up a mandatory licensing regime with the SEC for credit rating agencies. Standard & Poor’s objected to the bill for legal and policy reasons. In August 2005, Standard & Poor’s submitted comments on the Legislative Framework to Rep. Kanjorski at his request. In March 2006, Standard & Poor’s testified before the Senate Committee on Banking, Housing and Urban Affairs concerning competition in the credit rating industry and general oversight issues.
On June 14, 2006, the House Financial Services Committee approved an amended version of H.R. 2990, the “Credit Rating Agency Duopoly Relief Act”. The amended version provided for voluntary registration with the SEC as an NRSRO. Any credit rating agency that had been in business as a credit rating agency for at least the past three consecutive years would be eligible to register. Registrants would need to file an application, disclose performance statistics and certain policies and procedures to the SEC, and would need to submit to oversight, inspections and sanctions by the SEC, including suspension or revocation of registration. On July 12, 2006, the House of Representatives passed the new H.R. 2990.
Credit rating agency legislation was also introduced in July by the Senate Banking Committee. The “Credit Rating Agency Reform Act of 2006” (S. 3850) was approved by the Banking Committee on August 2nd, approved by the full Senate on September 22nd, approved by the full House on September 27th, and signed into law by President Bush on September 29, 2006. The Senate legislation and new law contain many of the same provisions as H.R. 2990 but also contain important differences in Standard & Poor’s view, namely: new firms must provide evidence that certain capital market participants regard them as issuers of quality credit opinions; the SEC is not supposed to be injected into the analytical process, ratings criteria or methodology; an agency’s decision to register and comply with the law will not constitute a waiver of or diminish any right, defense or privilege available under applicable law; and preemption language is included consistent with other legal precedent. The law is effective the earlier of 270 days from enactment or when the SEC issues final rules required by the law.
The legal status of rating agencies has also been addressed by courts in the United States in various decisions and is likely to be considered and addressed in legal proceedings from time to time in the future.
Outside the United States, the European Parliament adopted resolutions requiring the European Commission to analyze the desirability of registering credit rating agencies in Europe and the need for registration criteria. The European Commission, through the Committee of European Securities Regulators (CESR), solicited comments on these issues from regulators and the public, including rating agencies, and in late March 2005, CESR issued its final advice to the European Commission. CESR recommended that rating agencies should not be regulated but should implement and enforce internally a code of conduct and other policies to address key issues. In December 2005, the European Commission issued its final report adopting CESR’s advice of a market-based oversight approach based upon compliance with the IOSCO Code described below.
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
The International Organization of Securities Commissions (IOSCO), a global group of securities commissioners, has also been reviewing the role of rating agencies and their processes. In September 2003, IOSCO published a set of principles relating to rating agencies’ processes and procedures. On December 23, 2004, it published its Code of Conduct Fundamentals for rating agencies that builds upon the 2003 principles. Standard & Poor’s worked closely with IOSCO in its drafting of both the principles and the code. In September 2004, Standard & Poor’s also published its own code of practices that is broadly consistent with IOSCO’s code and represents a compilation of existing policies and procedures around key aspects of the ratings process. In October 2005, Standard & Poor’s replaced its code of practices and procedures with a new Ratings Services Code of Conduct which is consistent with the IOSCO’s Code of Fundamentals. In February 2006, Standard & Poor’s Ratings Services published its report on implementation with its Code of Conduct. Standard & Poor’s met with representatives of CESR in June 2006 to discuss Ratings Services Code of Conduct and Implementation Report. In July 2006, CESR published a questionnaire for public or confidential comment on rating agencies’ codes of conduct and implementation. CESR published the comments it received this fall and plans to issue a report in late 2006 based on responses to this questionnaire and input from rating agencies. The European Commission will consider CESR’s report in its ongoing review of rating agencies.
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
A writ of summons was served on The McGraw-Hill Companies, SRL and on The McGraw-Hill Companies, SA (both indirect subsidiaries of the Company) (collectively, “Standard & Poor’s”) on September 29, 2005 and October 7, 2005, respectively, in an action brought in the Tribunal of Milan, Italy by Enrico Bondi (“Bondi”), the Extraordinary Commissioner of Parmalat Finanziaria S.p.A. and Parmalat S.p.A. (collectively, “Parmalat”). Bondi has brought numerous other lawsuits in both Italy and the United States against entities and individuals who had dealings with Parmalat. In this suit, Bondi claims that Standard & Poor’s, which had issued investment grade ratings of Parmalat until shortly before Parmalat’s collapse in December 2003, breached its duty to issue an independent and professional rating and negligently and knowingly assigned inflated ratings in order to retain Parmalat’s business. Alleging joint and several liability, Bondi claims damages of euros 4,073,984,120 (representing the value of bonds issued by Parmalat and the rating fees paid by Parmalat) with interest, plus damages to be ascertained for Standard & Poor’s alleged complicity in aggravating Parmalat’s financial difficulties and/or for having contributed in bringing about Parmalat’s indebtedness towards its bondholders, and legal fees. The Company believes that Bondi’s allegations and claims for damages lack legal or factual merit. On March 16, 2006, Standard & Poor’s filed its answer, counterclaim and third-party claims, which were authorized by the Tribunal of Milan and served shortly thereafter. Several of the third-party defendants did not respond and were declared in default. The others challenged the third-party claims on voidness grounds, which were rejected by the Tribunal by order dated July 28, 2006. Standard & Poor’s will continue to vigorously contest the action.
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
While not a formal charge, the Note of Completion indicates the prosecutor’s intention that the named rating analysts should appear before a judge in Parma for a preliminary hearing, at which hearing the judge will determine whether there is sufficient evidence against the rating analysts to proceed to trial. No date has been set for the preliminary hearing. On July 7, 2006, a defense brief was filed with the Parma prosecutor’s office on behalf of the rating analysts. The Company believes that there is no basis in fact or law to support the allegations against the rating analysts, and they will be vigorously defended by the subsidiaries involved.
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
Information & Media

	Third	%	Third
	Quarter	Increase/	Quarter
(millions of dollars)	2006	(Decrease)	2005

Revenue
Business-to-Business	$221.3	9.9	$201.4
Broadcasting	26.0	(5.9)	27.6

Total revenue	247.3	8.0	229.0

Operating profit	$13.7	10.3	$12.4

% Operating margin	5.5		5.4

In the third quarter of 2006, revenue grew by 8.0% or $18.3 million over the prior year while operating profit increased by $1.3 million. Revenue growth in the quarter is primarily due to J.D. Power and Associates (JDPA), which also significantly benefited operating profit. Favorable developments with respect to certain disputed billings benefited the quarter comparison by $8.0 million. The Broadcasting Group’s performance negatively impacted both revenue and operating profit.
Information & Media’s stock-based compensation expense in the third quarter of 2006 was $5.2 million, which included restricted performance stock expense of $3.6 million. Restricted performance stock expense was $2.5 million in the same period of 2005.
During the third quarter 2006, the segment incurred a restructuring charge of $5.7 million pre-tax ($3.6 million after tax, or $0.01 per diluted share) consisting primarily of employee severance costs related to the reduction of approximately 100 positions across the segment. These restructuring activities are related to operating efficiencies.
At the Business-to-Business Group, revenue in the third quarter increased 9.9% compared to prior year. The Business-to-Business Group benefited from the growth in JDPA’s automotive products both domestically and internationally.

According to the Publishers Information Bureau (PIB), BusinessWeek’s advertising pages in the Global edition for the third quarter were up 7.6%, with the same number of issues for PIB and revenue recognition purposes. According to the PIB, advertising pages increased 6.1% in the key PIB magazine technology classifications that business publications depend heavily on for advertising growth. In an effort to achieve a more economical rate base and to focus more sharply on delivering high-quality advertiser value, BusinessWeek circulation was reduced and the advertising rate card pricing was also lowered in 2006. The elimination of BusinessWeek Europe and Asia editions had a negative impact on the Business-to-Business Group’s revenue. BusinessWeek Online continues to grow with increased advertising and average monthly unique visitors. Favorable developments with respect to certain disputed billings benefited the quarter comparisons by $8.0 million.
Platts’ news and pricing products experienced growth as a result of the increased need for market information as the price of crude oil continued to be volatile.
As of August 2006, total U.S. construction starts were up 3% versus prior year. Nonresidential building climbed 13% relative to its performance in 2005, led by expansion for hotels, offices, and schools. Residential building was down 5%, due to the correction underway for single family housing. Non-building construction grew 14%, reflecting strong gains for highways and electrical utilities. McGraw-Hill Construction Network Project News continued to grow in the quarter and In Demand, a custom publishing project for the Department of Labor, was issued.
Increased political advertising from elections and propositions in California, Indiana and Colorado could not offset the loss of Monday Night Football for all stations and The Oprah Winfrey Show for the San Diego and Denver stations. National advertising, excluding political, declined due to weakness in all markets. Local advertising softness was driven by decreases in the automotive, customer products, retailing and leisure categories. The Broadcasting Group was also negatively impacted by costs related to the acquisition of the new Azteca America stations in San Diego, Bakersfield and Colorado.
Results of Operations – Comparing Nine Months Ended September 30, 2006 and 2005
Consolidated Review
The Segment Review that follows is incorporated herein by reference.
Revenue and Operating Profit

	Nine Months	%	Nine Months
(millions of dollars)	2006	Increase	2005

Revenue	$4,660.8	4.4	$4,462.3
Operating profit *	1,214.3	6.8	1,137.3 (a)

% Operating margin	26.1		25.5

*	Operating profit is income from operations before taxes on income, interest expense and corporate expense.

(a)	Includes a $6.8 million pre-tax gain on the sale of Corporate Value Consulting.
In the first nine months of 2006, the Company achieved growth in revenue and operating profit of 4.4% and 6.8%, respectively. The increase in revenue is primarily attributable to growth in the Financial Services segment and the 2005 acquisition of J.D. Power and Associates, which contributed $202.0 million and $61.1 million to the growth in revenue, respectively. Foreign exchange rates had no material impact on revenue or operating profit for the nine months ended September 30, 2006.
As a result of the Financial Accounting Standards Board’s Statement No. 123(R), Share Based Payment, in the first nine months of 2006, the Company incurred stock-based compensation expense of $106.2 million ($66.7 million after tax, or $0.18 per diluted share) including a one time charge of $23.8 million ($14.9 million after tax, or $0.04 per share) from the elimination of the Company’s restoration stock option program. The Company’s Board of Directors voted to terminate the restoration feature of its stock option program effective March 30, 2006. Also included in year-to-date stock-based compensation expense is restricted performance stock expense of $45.4 million compared with $28.3 million in the same period of 2005. Additionally, the Company has reshaped its long term incentive compensation program to emphasize the use of restricted performance stock over employee stock options. Stock-based compensation is discussed in further detail in Footnotes 3 and 4 of the Consolidated Financial Statements for the period ended September 30, 2006.
In the third quarter 2006, the Company initiated a restructuring of a limited number of business operations in McGraw-Hill Education, Information & Media and Corporate, to enhance the Company’s long-term growth prospects. In the third quarter 2006, the Company recorded a restructuring charge of $15.4 million pre-tax (after-tax $9.7 million, or $0.03 per diluted share) consisting primarily of employee severance costs related to the reduction of approximately 600 positions across these segments. This charge was comprised of $5.7 million for Information & Media, $5.6 million for McGraw-Hill Education, and $4.1 million for Corporate. The 2006 restructuring is discussed in further detail in Footnote 14 of the Consolidated Financial Statements for the period ended September 30, 2006. Restructuring expenses for McGraw-Hill Education were classified as selling and general product expenses on the income statement. Restructuring expenses for Information & Media and Corporate were classified as selling and general service expenses on the income statement.
On September 30, 2005, the Company sold its Corporate Value Consulting (CVC) business, the valuation services unit of the Financial Services segment. The sale resulted in a $6.8 million pre-tax gain, one-cent per diluted share, recognized in the third quarter of 2005. The divestiture of CVC is consistent with the Financial Services segment’s strategy of directing resources to those businesses which have the best opportunities to achieve both significant financial growth and market leadership. The divestiture will enable the Financial Services segment to focus on its core business of providing independent research, ratings, data, indices and portfolio services. For the nine months ended September 30, 2005, CVC represented $101.3 million of revenue and positively contributed approximately $14.5 million to operating results. This divestiture negatively impacted comparisons.
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
Product revenue decreased in the first nine months of 2006, due to a weaker adoption year for McGraw-Hill Education (MHE). Product operating related expenses, which include amortization of prepublication costs, remained flat compared with prior year, primarily due to reduced volume from the weaker adoption calendar, as well as cost saving measures at McGraw-Hill Education, offset by stock-based compensation charges and the acquisition of JDPA. Amortization of prepublication costs of $178.9 million remained even as compared with the first nine months of 2005, as a result of product mix and adoption cycles. Product related selling and general expenses decreased 1.6% as a result of MHE’s cost saving measures offset by stock-based compensation charges and a restructuring charge. The product margin decreased 1.8% mainly due to the impact of stock-based compensation and the restructuring charge. Stock-based compensation charges included in product expenses were approximately $24.3 million compared with approximately $8.6 million in the same period of 2005. Product selling and general expenses included restructuring charges of $5.6 million.
Service revenue increased 11.5% in the first nine months of 2006, due primarily to an 11.5% increase in Financial Services and the acquisition of JDPA. Financial Services increased primarily due to the performance of structured finance ratings and corporate (corporate finance and financial services) and government finance ratings; somewhat offset by the divestiture of the Corporate Value Consulting (CVC) business which contributed $101.3 million to 2005 nine month revenue. Strong growth in structured finance reflects continued favorable global market conditions. The growth in corporate finance ratings is attributable to increases in industrial issuance, driven primarily by the market’s favorable financing conditions and healthy merger and acquisition activity. Total service expenses increased 10.0% due to the growth in financial services, stock-based compensation, the restructuring charge for Information & Media and Corporate and the acquisition of JDPA offset by the divestiture of CVC. The service margin grew by 0.9%. Stock-based compensation charges included in service expense were approximately $81.9 million compared with approximately $19.8 million in the same period of 2005. Service selling and general expenses included restructuring charges of $9.8 million.
Total expenses in the first nine months of 2006 increased 4.4%. A significant portion of both operating and selling and general expense is compensation expense, which increased approximately 10% in 2006. Included in this increase is the stock-based compensation expense. Also contributing to the increase in compensation expense is the increase in pension expense from the Company’s U.S. and U.K qualified retirement plans. Effective January 1, 2006, the Company changed certain assumptions on its pension plans. The effect of these changes resulted in an increase in pension expense for the nine months ended September 30, 2006 of $9.6 million pre-tax, or approximately one and one half cents after-tax impact per diluted share. Corporate expense increased $34.3 million and was driven by increased stock-based compensation, a revaluation charge for certain equity investments and the restructuring charge.
In the first nine months of 2006, depreciation expense increased 7.3% to $82.7 million as a result of 2005 acquisitions and increased depreciation of technology related equipment. Amortization of intangibles increased 10.0% to $36.2 million in the first nine months of 2006 due to 2005 acquisitions.
Interest expense increased to $13.6 million in the first nine months of 2006, compared with interest expense of $7.0 million in 2005. This increase is attributed primarily to both an increase in average commercial paper borrowings and higher interest rates. For the nine months ended September 30, 2006 and 2005, average commercial paper borrowings were $288.9 million and $172.8 million. The average interest rate on commercial paper borrowings increased from 3.1% in 2005 to 5.2% in 2006. Lower interest income earned on lower investment balances represents the remaining increase. Included in the first nine months of 2006 and 2005 is approximately $6.7 million and $7.0 million, respectively, of interest expense related to the sale leaseback of the Company’s headquarters building in New York City (see Note 11).
In the second quarter of 2006, the Company completed various federal, state and local, and foreign tax audit cycles and accordingly removed approximately $17 million from its accrued income tax liability accounts. The amount was offset by additional requirements for taxes related to foreign subsidiaries. The Company remains subject to federal, state and local, and foreign tax audits for a variety of open years dependent upon the jurisdiction in question. For the nine months ended September 30, 2006 and 2005, the effective tax rate was 37.2%. The Company anticipates the effective tax rate will remain at 37.2% for the remainder of the year.
Net income for the first nine months of 2006 increased 3.4% as compared with 2005. Diluted earnings per share, including a $0.04 after-tax charge from termination of the Company’s restoration stock program, were $1.84. This compares to $1.71 in the first nine months of 2005.
McGraw-Hill Education

	Nine	%	Nine
	Months	(Decrease)/	Months
(millions of dollars)	2006	Increase	2005

Revenue
School Education Group	$1,139.9	(8.6)	$1,247.5
Higher Education, Professional and International	856.1	3.0	830.8

Total revenue	1,996.0	(4.0)	2,078.3

Operating profit	$324.7	(13.1)	$373.8

% Operating margin	16.3		18.0

Revenue for the McGraw-Hill Education segment decreased 4.0% from the prior year, while operating profit decreased 13.1%.
McGraw-Hill Education’s year-to-date stock-based compensation expense was $24.2 million, which includes a first quarter one-time charge of $4.2 million from the elimination of the Company’s restoration stock option program. Also included in year-to-date stock-based compensation expense is restricted performance stock expense of $11.4 million compared with $8.6 million in the same period of 2005.
During the third quarter of 2006, the segment incurred a restructuring charge of $5.6 million pre-tax ($3.5 million after tax, or $0.01 per diluted share) consisting primarily of employee severance costs related to the reduction of approximately 400 positions across the segment. These restructuring activities are related to improving efficiencies (see Footnote 14).
Year-to-date revenue for the McGraw-Hill School Education Group (SEG) decreased $107.5 million or 8.6% compared with the same period in 2005. The year-to-date comparison reflects the fact that the total available state new adoption market in 2006 is estimated at $650 million to $700 million compared with approximately $950 million in 2005, a decline that limits potential sales for the K-12 publishing industry. Opportunities in Georgia, Indiana, and several other states were smaller in 2006, while no new adoption purchasing was scheduled in Louisiana or Texas. For McGraw-Hill Education the contrast to the prior year was especially dramatic in Texas, where SEG captured very high shares of the state’s health, music, art, and vocational/technical markets last year. This year’s key adoptions are in Florida and California, which are purchasing science and social studies, respectively. In Florida SEG expects to lead the secondary portion of the market, which offers the highest dollar volume, but its K-5 program has been less successful. In California SEG’s performance in the elementary social studies market also fell short of expectations. However, SEG expects to capture the leading share of available secondary business with strong performances at both the middle school and high school levels. California’s high schools purchase on an open territory basis but tend to follow the adoption cycle as to subject area. In other state adoptions, SEG was very successful with secondary science in New Mexico, Oklahoma, and West Virginia, and with elementary music in Indiana and Oregon.

For the 2006 open territory selling season SEG introduced a new elementary basal reading program, Treasures. The program was very well received in the first half of the year and continued to perform well in the third quarter and won the two largest open territory reading adoptions in 2006, in Wichita and Pittsburgh. SEG also achieved good year-over-year growth of its alternative basal program Everyday Mathematics. However, the volume of available open territory business was not sufficient to offset the reduction in the state adoption markets.
According to statistics compiled by the Association of American Publishers (AAP), the industry’s total net basal and supplementary sales of elementary and secondary instructional materials declined by 0.6% through the first eight months of 2006 compared to the same period in 2005. In large part, SEG’s results reflect the negative comparisons to the large market share captured in 2005.
In 2006, as in 2005, No Child Left Behind (NCLB) continued to drive a market shift away from “shelf” or generic norm-referenced tests to state-specific custom assessments, which have lower margins. The volume of shelf products continued to decline in 2006. Additionally, certain low-margin custom contracts that produced revenue in 2005 were discontinued or reduced in scope, affecting comparisons. SEG continued to invest in technology to improve efficiencies in developing, delivering, and scoring custom assessments, which will help the Company improve margins in the state-specific NCLB environment.
At the McGraw-Hill Higher Education, Professional and International (HPI) Group, year-to-date revenue increased $25.3 million or 3.0% compared to prior year. Solid quarterly growth for the science, engineering and math imprints was offset by a modest decline for humanities, social science and languages and a slight decline for business and economics, whose current list is between major revision cycles. Key higher education titles contributing to 2006 performance included Ober, Keyboarding, 10/e; Lucas, The Art of Public Speaking, 9/e; and Shier, Hole’s Essentials of Human Anatomy and Physiology, 9/e.
In the professional marketplace, both backlist and frontlist titles in the business category performed well during the first nine months, and five new titles appeared on national best-seller lists. Some softness was experienced in the medical market owing to the natural tail-off in sales of Harrison’s Principles of Internal Medicine, 16/e, which was published in 2004. The digital subscription-based program AccessMedicine experienced continued growth and surpassed ten million content retrievals for the year.
Special school funding in British Columbia and Ontario, Canada, benefited the HPI Group’s international growth.
Financial Services

	Nine		Nine
	Months	%	Months
(millions of dollars)	2006	Increase	2005

Revenue	$1,952.4	11.5	$1,750.4
Operating profit	861.2	17.5	732.7

% Operating margin	44.1		41.9

Financial Services revenue and operating profit increased substantially over the nine months ended September 30, 2005.
The Financial Services year-to-date stock-based compensation expense was $29.1 million which included a one-time charge of $2.1 million from the elimination of the Company’s restoration stock option program. Also included in stock-based compensation expense for the first nine months of 2006 is restricted performance stock expense of $14.1 million compared with $5.9 million in the same period in 2005.

On September 30, 2005, the Company sold its Corporate Value Consulting (CVC) business, the valuation services unit of the Financial Services segment. The sale resulted in a $6.8 million pre-tax gain that was recognized in the third quarter 2005. For the nine months ended September 30, 2005, CVC represented $101.3 million of revenue and approximately $14.5 million of operating profit. This divestiture negatively impacted comparisons.
The Financial Services segment’s increase in revenue and operating profit was due to the performance of structured finance and corporate (industrial and financial services) and government ratings, which represented approximately 63.0% and 37.9%, respectively, of the growth in revenue. Growth in revenue in the nine months of 2006 was reduced by 50.1% from the divestiture of CVC. The five months of incremental revenue from the CRISIL acquisition positively contributed to revenue growth.
In the U.S., growth in issuance was experienced across most asset classes in structured finance. The issuance of commercial mortgage-backed securities (CMBS) and collateralized debt obligations (CDOs) remained strong. CDO issuance was driven by strong investor demand for both the cash flow and synthetic sectors, fueled by more innovative structures, arbitraging opportunities and growth of the Collateralized Loan Obligations (CLO) sector, which benefited from increases in leveraged loans related to merger and acquisition (M&A) activity. CMBS issuance was driven by strong investor demand and strong commercial real estate origination trends. The RMBS market was up year-over-year for the first nine months, as mortgage rates were within historical norms and at levels that kept refinancing and debt consolidation robust in the earlier part of the year. In addition, issuance has been favorably impacted by non-traditional mortgage loans being sold into the non-Agency markets and refinancing of ARMs into fixed-rate product. However, RMBS issuance softened in the third quarter with the dollar volume of issuance declining. As mortgage rates continue to increase, the rate of home price appreciation slows, and as sub-prime lenders tighten lending standards for affordability products, RMBS issuance is anticipated to decline. The Mortgage Bankers Association currently forecasts mortgage originations to decline 20% in 2006. The growth in corporate issuance was attributable to increases in industrial and financial services issuance, driven primarily  by the market’s favorable financing conditions and healthy merger and acquisition (M&A) activity.
The Financial Services segment acquired a majority interest in CRISIL Limited on June 1, 2005. Revenue for the five months ended May 31, 2006 for this acquisition was approximately $20.3 million. The acquisition had no material impact on operating profit for the same period.
Total U.S. structured finance new issue dollar volume increased 15.7% for the first nine months of 2006 according to Harrison Scott Publications and S&P’s internal estimates (Harrison Scott Publications/S&P). U.S. CDO issuance increased 105.7% and U.S. CMBS issuance increased 23.9% over the prior year. RMBS issuance increased 6.6%. According to Thomson Financial Securities Data, U.S. corporate dollar volume issuance for the first nine months of 2006 increased 34.8% with high yield issuance increasing 20.0%. U.S. corporate issuance showed strength in both the industrial and financial services sectors. Following a trend that began in December 2005, U.S. public finance issuance in the first nine months of 2006 decreased 15.0%, as borrowers sold less debt and refinancing slowed. Bank loan ratings showed strong growth in the nine months ended September 30, 2006.
In Europe for the first nine months of 2006, RMBS was the largest sector of issuance, representing 57.6% of total European structured finance issuance. Overall, the European structured finance market, led by growth in RMBS, CMBS and CDO markets grew by 36.9% while coming off a strong fourth quarter of 2005. CDO issuance was driven by cash CDO deals and the market for collateralized loan obligations (CLOs) was robust. European corporate issuance was up for the first nine months of 2006 due to solid M&A activity and opportunistic issuance.

Standard & Poor’s is a leading provider of data, analysis and independent investment research. Capital IQ products grew with the number of clients increasing 40.7% over the prior year. Securities information products such as RatingsXpress and RatingsDirect performed well as customer demand for fixed income data increased. Market conditions continued to be moderate in equity research.
Revenue related to Standard & Poor’s indices increased as assets under management for exchange-traded funds (ETFs) rose 23.5% from September 30, 2005 to $147.1 billion as of September 30, 2006. ETF assets under management at December 31, 2005 were $135.1 billion.
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
Standard & Poor’s Ratings Services is a credit rating agency that has been designated as one of five Nationally Recognized Statistical Rating Organizations, or NRSROs, by the Securities and Exchange Commission (SEC). The SEC first began designating NRSROs in 1975, for use of their credit ratings, in the determination of capital charges for registered brokers and dealers under the SEC’s Net Capital Rule. During the last four years, the SEC has been examining the purpose of and the need for greater regulation of NRSROs. In January 2003, the SEC issued a report on the role and function of credit rating agencies in the operation of the securities markets. The report addressed issues that the SEC was required to examine under the Sarbanes-Oxley Act of 2002, as well as other issues arising from the SEC’s own review of credit rating agencies. In June 2003, the SEC solicited comments on a concept release that questioned: (1) whether the SEC should continue to designate NRSROs for regulatory purposes and, if so, what the criteria for designation should be; and (2) the level of oversight that the SEC should apply to NRSROs. In February 2005, Standard & Poor’s and other NRSROs’ representatives testified before the Senate Committee on Banking, Housing and Urban Affairs at a hearing to examine the role of credit rating agencies. In March 2005, SEC Chairman Donaldson also testified before the Senate Committee on Banking, Housing and Urban Affairs. He raised an issue about the SEC’s current authority to oversee NRSROs and referred to a voluntary framework for oversight that the NRSROs have been discussing with the SEC staff. The Chairman noted that the question of whether to impose a regulatory regime raises important issues that need to be examined, including the First Amendment.
In March 2005, the SEC voted to issue a rule proposal to define NRSROs. The SEC issued its proposed rule for public comment on April 19th. Standard & Poor’s submitted its comments on June 9th, largely supporting a more formal designation process and clear criteria, but without involving the SEC in the substance of the ratings process or in second-guessing rating opinions. In April 2005, Annette Nazareth, then Director of the SEC’s Division of Market Regulation, testified before the Subcommittee on Capital Markets, Insurance and Government Sponsored Enterprises of the House Financial Services Committee on the SEC’s proposed rule and on the oversight framework. She also raised questions on the SEC’s authority over NRSROs. Following this hearing, Rep. Kanjorski asked the SEC to provide technical assistance on the specific authority the SEC would need to effectively oversee rating agencies. In June 2005, the SEC submitted an outline to Rep. Kanjorski of key issues to be addressed if Congress proceeds with legislation (Legislative Framework). Also in June 2005, Standard & Poor’s testified before the same House Subcommittee on H.R.2990, the “Credit Rating Agency Duopoly Relief Act”. This bill, proposed by Rep. Fitzpatrick on June 20th, would have set up a mandatory licensing regime with the SEC for credit rating agencies. Standard & Poor’s objected to the bill for legal and policy reasons. In August 2005, Standard & Poor’s submitted comments on the Legislative Framework to Rep. Kanjorski at his request. In March 2006, Standard & Poor’s testified before the Senate Committee on Banking, Housing and Urban Affairs concerning competition in the credit rating industry and general oversight issues.
On June 14, 2006, the House Financial Services Committee approved an amended version of H.R. 2990, the “Credit Rating Agency Duopoly Relief Act”. The amended version provided for voluntary registration with the SEC as an NRSRO. Any credit rating agency that had been in business as a credit rating agency for at least the past three consecutive years would be eligible to register. Registrants would need to file an application, disclose performance statistics and certain policies and procedures to the SEC, and would need to submit to oversight, inspections and sanctions by the SEC, including suspension or revocation of registration. On July 12, 2006, the House of Representatives passed the new H.R. 2990.
Credit rating agency legislation was also introduced in July by the Senate Banking Committee. The “Credit Rating Agency Reform Act of 2006” (S. 3850) was approved by the Banking Committee on August 2nd, approved by the full Senate on September 22nd, approved by the full House on September 27th, and signed into law by President Bush on September 29, 2006. The Senate legislation and new law contain many of the same provisions as H.R. 2990 but also contain important differences in Standard & Poor’s view, namely: new firms must provide evidence that certain capital market participants regard them as issuers of quality credit opinions; the SEC is not supposed to be injected into the analytical process, ratings criteria or methodology; an agency’s decision to register and comply with the law will not constitute a waiver of or diminish any right, defense or privilege available under applicable law; and preemption language is included consistent with other legal precedent. The law is effective the earlier of 270 days from enactment or when the SEC issues final rules required by the law.
The legal status of rating agencies has also been addressed by courts in the United States in various decisions and is likely to be considered and addressed in legal proceedings from time to time in the future.
Outside the United States, the European Parliament adopted resolutions requiring the European Commission to analyze the desirability of registering credit rating agencies in Europe and the need for registration criteria. The European Commission, through the Committee of European Securities Regulators (CESR), solicited comments on these issues from regulators and the public, including rating agencies, and in late March 2005, CESR issued its final advice to the European Commission. CESR recommended that rating agencies should not be regulated but should implement and enforce internally a code of conduct and other policies to address key issues. In December 2005, the European Commission issued its final report adopting CESR’s advice of a market-based oversight approach based upon compliance with the IOSCO Code described below.
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
The International Organization of Securities Commissions (IOSCO), a global group of securities commissioners, has also been reviewing the role of rating agencies and their processes. In September 2003, IOSCO published a set of principles relating to rating agencies’ processes and procedures. On December 23, 2004, it published its Code of Conduct Fundamentals for rating agencies that builds upon the 2003 principles. Standard & Poor’s worked closely with IOSCO in its drafting of both the principles and the code. In September 2004, Standard & Poor’s also published its own code of practices that is broadly consistent with IOSCO’s code and represents a compilation of existing policies and procedures around key aspects of the ratings process. In

October 2005, Standard & Poor’s replaced its code of practices and procedures with a new Ratings Services Code of Conduct which is consistent with the IOSCO’s Code of Fundamentals. In February 2006, Standard & Poor’s Ratings Services published its report on implementation with its Code of Conduct. Standard & Poor’s met with representatives of CESR in June 2006 to discuss Ratings Services Code of Conduct and Implementation Report. In July 2006, CESR published a questionnaire for public or confidential comment on rating agencies’ codes of conduct and implementation. CESR published the comments it received this fall and plans to issue a report in late 2006 based on responses to this questionnaire and input from rating agencies. The European Commission will consider CESR’s report in its ongoing review of rating agencies.
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
A writ of summons was served on The McGraw-Hill Companies, SRL and on The McGraw-Hill Companies, SA (both indirect subsidiaries of the Company) (collectively, “Standard & Poor’s”) on September 29, 2005 and October 7, 2005, respectively, in an action brought in the Tribunal of Milan, Italy by Enrico Bondi (“Bondi”), the Extraordinary Commissioner of Parmalat Finanziaria S.p.A. and Parmalat S.p.A. (collectively, “Parmalat”). Bondi has brought numerous other lawsuits in both Italy and the United States against entities and individuals who had dealings with Parmalat. In this suit, Bondi claims that Standard & Poor’s, which had issued investment grade ratings of Parmalat until shortly before Parmalat’s collapse in December 2003, breached its duty to issue an independent and professional rating and negligently and knowingly assigned inflated ratings in order to retain Parmalat’s business. Alleging joint and several liability, Bondi claims damages of euros 4,073,984,120 (representing the value of bonds issued by Parmalat and the rating fees paid by Parmalat) with interest, plus damages to be ascertained for Standard & Poor’s alleged complicity in aggravating Parmalat’s financial difficulties and/or for having contributed in bringing about Parmalat’s indebtedness towards its bondholders, and legal fees. The Company believes that Bondi’s allegations and claims for damages lack legal or factual merit. On March 16, 2006, Standard & Poor’s filed its answer, counterclaim and third-party claims, which were authorized by the Tribunal of Milan and served shortly thereafter. Several of the third-party defendants did not respond and were declared in default. The others challenged the third-party claims on voidness grounds, which were rejected by the Tribunal by order dated July 28, 2006. Standard & Poor’s will continue to vigorously contest the action.
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

While not a formal charge, the Note of Completion indicates the prosecutor’s intention that the named rating analysts should appear before a judge in Parma for a preliminary hearing, at which hearing the judge will determine whether there is sufficient evidence against the rating analysts to proceed to trial. No date has been set for the preliminary hearing. On July 7, 2006, a defense brief was filed with the Parma prosecutor’s office on behalf of the rating analysts. The Company believes that there is no basis in fact or law to support the allegations against the rating analysts, and they will be vigorously defended by the subsidiaries involved.
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
Information & Media

	Nine	%	Nine
	Months	Increase/	Months
(millions of dollars)	2006	(Decrease)	2005

Revenue
Business-to-Business	$625.4	12.9	$553.9
Broadcasting	87.0	9.1	79.7

Total revenue	712.4	12.4	633.6

Operating profit	$28.4	(7.9)	$30.8

% Operating margin	4.0		4.9

Information & Media’s revenue increased by 12.4% while operating profit decreased 7.9% in the first nine months of 2006 compared to 2005. J.D. Power and Associates (JDPA), which was acquired on April 1, 2005, contributed $61.1 million in incremental revenue to the Business-to-Business Group and also benefited operating profit. Favorable developments with respect to certain disputed billings benefited the nine month comparisons by $8.0 million. In Broadcasting, political and service advertising categories contributed to increased revenues.
Information & Media’s year-to-date 2006 stock-based compensation expense was $17.4 million, which includes a first quarter one-time charge of $2.7 million from the elimination of the Company’s restoration stock option program. Also included in year-to-date stock-based compensation expense is restricted performance stock expense of $8.1 million compared with $3.3 million in the same period of 2005.
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

During the third quarter 2006, the segment incurred a restructuring charge of $5.7 million pre-tax ($3.6 million after tax, or $0.01 per diluted share) consisting primarily of employee severance costs related to the reduction of approximately 100 positions across the segment. These restructuring activities are related to operating efficiencies.
Revenue increased 12.9% at the Business-to-Business Group compared to prior year primarily due to JDPA’s growth in automotive products, both domestically and internationally as well as from finance and insurance product offerings. The revenue growth at JDPA was offset by additional investment in JDPA, which resulted in an increase to the employee base, negatively impacting results. These investments were required to develop new syndicated and consultative products as well as for the updating of existing studies. These investments are expected to provide increased opportunities in the latter half of 2006 and into 2007.
According to the Publishers Information Bureau (PIB), BusinessWeek’s advertising pages in the Global edition for the first nine months of 2006 were down 1.7%, with the same number of issues for PIB purposes. There was one more issue for revenue recognition purposes than PIB purposes in 2006. According to the PIB, advertising pages increased 3.6% in the key PIB magazine technology classifications that business publications depend heavily on for advertising growth. In an effort to achieve a more economical rate base and to focus more sharply on delivering high-quality advertiser value, BusinessWeek circulation was reduced and the advertising rate card pricing was also lowered in 2006. The elimination of BusinessWeek Europe and Asia editions had a negative impact on the Business-to-Business Group’s comparisons. Total 2005 year-to-date revenue for these editions was approximately $14.6 million with no comparable revenue in the current year. BusinessWeek Online continues to perform well with increased advertising and average monthly unique visitors. Favorable developments with respect to certain disputed billings benefited the nine month comparisons by $8.0 million.
Platts’ news and pricing products experienced growth as a result of the increased need for market information as the price of crude oil continued to be volatile. The Business-to-Business Group also benefited from increased oil and energy conference sponsorship and attendance as the number of events held during the period increased to 32 from 29 in the first nine months of 2005.
As of August 2006, total U.S. construction starts were up 3% versus prior year. Nonresidential building climbed 13% relative to its subdued performance at the outset of 2005. Residential building was down 5%, due to the correction underway for single family housing. Non-building construction grew (up 14%) reflecting strong gains for highways and electrical utilities. McGraw-Hill Construction Network Project News continued to grow and In Demand, a custom publishing project for the Department of Labor, was issued in the third quarter of 2006.
Broadcasting revenue increased 9.1% the first nine months of 2006 driven by strong political advertising from elections and propositions in California, Indiana and Colorado. National time sales declined due to the loss of Monday Night Football for all stations and The Oprah Winfrey Show for the San Diego and Denver stations. Service and leisure advertising categories caused the growth in local advertising.
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

Debt financing is used as necessary for acquisitions, share repurchases and for seasonal fluctuations in working capital. Cash and cash equivalents were $309.7 million at September 30, 2006, a decline of $439.1 million from December 31, 2005. As of September 30, 2006, the Company had $232.8 million in commercial paper borrowings against a total available program of $1.2 billion, providing ample short-term liquidity. The decrease in cash and cash equivalents and the increase in outstanding commercial paper are both primarily attributed to the impact of share repurchase activity of $1.4 billion in the first three quarters of 2006. The company had no commercial paper borrowings at both September 30 and December 31, 2005. The Company’s subsidiaries maintain cash balances at financial institutions located throughout the world. These cash balances are subject to normal currency exchange fluctuations.
Cash Flow
Operating Activities: Cash provided by operations was $950.8 million for 2006, as compared to $897.3 million in 2005. The outstanding results of operations were slightly reduced by an increase in accounts receivable and a decrease in accounts payable and accrued expenses.
Accounts receivable (before reserves) increased $214.1 million from the prior year-end, primarily due to the seasonality of the educational business. This increase compares to a $373.4 million increase in 2005. The decrease in accounts receivable over the prior year is primarily attributable to the strong cash collections and the reduction in revenue at McGraw-Hill Education. Year-to-date, the number of day’s sales outstanding for operations have improved by three days year over year. The decrease in accounts payable and accrued expenses is mainly attributable to incentive compensation charges, a reduction in international accruals and an increase in royalties paid due to the 2005 large adoption year.
Income taxes payable increased $179.1 million from prior year-end primarily due to the timing of estimated tax payments for the current year versus the annual cycle of income recognition for accounting purposes. The taxes payable increase was in-line with the 2005 year-to-date taxes payable increase. The net decrease in deferred taxes of $48.5 million is primarily the result of the Company’s first quarter 2006 implementation of the Financial Accounting Standards Board’s Statement No. 123 (revised), “Share-Based Payment” .
Investing Activities: Cash used for investing activities was $259.1 million and $588.0 million for the first nine months of 2006 and 2005, respectively. The reduction from prior year is due to 2005 payments related to the acquisitions made in 2005, partially offset by the proceeds received from the disposition of Corporate Value Consulting on September 30, 2005.
Purchases of property and equipment totaled $56.8 million in 2006 compared with $72.7 million in 2005. The higher spending in 2005 was attributable to the Company’s investment in distribution centers and facilities. For 2006, capital expenditures are expected to be approximately $150 million and primarily relate to increased investment in the Company’s information technology data centers and other technology initiatives, as well as a new McGraw-Hill Education facility in Iowa.
Net prepublication costs increased $16.3 million to $470.9 million from December 31, 2005, as spending outpaced amortization. Prepublication investment in the current year totaled $189.4 million as of September 30, 2006, $12.8 million more than the same period in 2005. Prepublication investment for 2006 is expected to be approximately $300 million, reflecting the significant adoption opportunities in key states in 2007 and beyond.
Financing Activities: Cash used for financing activities was $1.1 billion as of September 30, 2006 compared to $507.9 million in 2005. The difference is primarily attributable to the increase in the repurchase of treasury shares partially offset by an increase in commercial paper borrowings.

Cash was utilized to repurchase approximately 26.1 million of treasury shares for $1.4 billion in 2006. In 2005, cash was utilized to repurchase approximately 10 million of treasury shares for $444.3 million on a settlement basis. Shares repurchased under the repurchase programs were used for general corporate purposes, including the issuance of shares for stock compensation plans and to offset the dilutive effect of the exercise of employee stock options. An increase in commercial paper borrowings is the result of the Company’s increase in the repurchase of treasury shares and the increase in adoption opportunities for 2007 and beyond.
Commercial paper borrowings as of September 30, 2006 totaled $232.8 million. The company had no commercial paper borrowings at both September 30 and December 31, 2005. The Company has a five-year revolving credit facility agreement of $1.2 billion that expires on July 20, 2009. The Company pays a facility fee of seven basis points on the credit facility whether or not amounts have been borrowed, and borrowings may be made at a spread of 13 basis points above the prevailing LIBOR rates. This spread increases to 18 basis points for borrowings exceeding 50% of the total capacity available under the facility. The facility contains certain covenants, and the only financial covenant requires that the Company not exceed indebtedness to cash flow ratio, as defined, of 4 to 1 at any time. This restriction has never been exceeded. There were no borrowings under this agreement as of September 30, 2006 and 2005.
The Company also has the capacity to issue Extendible Commercial Notes (ECNs) of up to $240 million. ECNs replicate commercial paper, except that the Company has an option to extend the note beyond its initial redemption date to a maximum final maturity of 390 days. However, if exercised, such an extension is at a higher reset rate, which is at a predetermined spread over LIBOR and is related to the Company’s commercial paper rating at the time of extension. As a result of the extension option, no backup facilities for these borrowings are required. As is the case with commercial paper, ECNs have no financial covenants. There were no ECNs outstanding at September 30, 2006 and 2005.
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
On January 29, 2003, the Board of Directors approved a share repurchase program (2003 program) authorizing the purchase of up to 30 million additional shares (post-split), which was approximately 7.8% of the total shares of the Company’s outstanding common stock. This program was completed in the first quarter of 2006. The 30 million shares authorized under the 2003 program were repurchased for $1.32 billion at approximately $44.12 per share. On January 24, 2006, the Board of Directors approved a new stock repurchase program (2006 program) authorizing the purchase of up to 45 million additional shares, which was approximately 12.1% of the total shares of the Company’s outstanding common stock. The repurchased shares may be used for general corporate purposes, including the issuance of shares in connection with the exercise of employee stock options. Purchases under this program may be made from time to time on the open market and in private transactions depending on market conditions. During 2006, the Board of Directors approved the repurchase of 28.4 million shares, which included the remaining 3.4 million shares under the 2003 program. In 2006, a total of 26.1 million shares were purchased under these programs, for $1,386.8 million at an average price of $53.23.
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
The Company has naturally hedged positions in most countries with a local currency perspective with offsetting assets and liabilities. The gross amount of the Company’s foreign exchange balance sheet exposure from operations is $153.8 million as of September 30, 2006. Management has estimated using an undiversified value at risk analysis with 95% certainty that the foreign exchange gains and losses should not exceed $14.4 million over the next year based on the historical volatilities of the portfolio.
The Company’s net interest expense is sensitive to changes in the general level of U.S. interest rates. Based on debt and investments outstanding at September 30, 2006, the following is the projected annual impact on interest expense on current operations:

Percent change in interest rates	Projected annual pre-tax impact on
(+/-)	operations (millions)
1%	$0.8
Recently Issued Accounting Standards
In September 2006, the Financial Accounting Standards Board (“FASB”) released FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” effective for the Company’s fiscal year ending December 31, 2006 and will be applied prospectively. The Statement does not affect the results of operations. The Company does not anticipate any violations of financial covenants as a result of the impact of applying this Statement. (see Note 16)

In July 2006, the Financial Accounting Standards Board (“FASB”) released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”); effective beginning in the first quarter of fiscal 2007. The Company is in the process of evaluating the potential effects of FIN 48 on the consolidated financial statements and is not yet in a position to determine what, if any, effects FIN 48 will have on the consolidated financial statements (see Note 16).
“Safe Harbor” Statement Under the Private Securities Litigation Reform Act of 1995
This section, as well as other portions of this document, includes certain forward-looking statements about the Company’s businesses, new products, sales, expenses, cash flows and operating and capital requirements. Such forward-looking statements include, but are not limited to: the strength and sustainability of the U.S. and global economy; Educational Publishing’s level of success in 2006 adoptions and enrollment and demographic trends; the level of educational funding; the level of education technology investments; the strength of Higher Education, Professional and International publishing markets and the impact of technology on them; the level of interest rates and the strength of the economic recovery, profit levels and the capital markets in the U.S. and abroad; the level of success of new product development and global expansion and strength of domestic and international markets; the demand and market for debt ratings, including mortgage and asset-backed securities; the regulatory environment affecting Standard & Poor’s; the level of merger and acquisition activity in the U.S. and abroad; the strength of the domestic and international advertising markets; the volatility of the energy marketplace; the contract value of public works, manufacturing and single-family unit construction; the level of political advertising; and the level of future cash flow, debt levels, product-related manufacturing expenses, pension expense, distribution expenses, postal rates, amortization and depreciation expense, income tax rates, capital, technology, restructuring charges and other expenditures and prepublication cost investment.
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
As of September 30, 2006, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the U.S. Securities Exchange Act of 1934). Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2006.
Other Matters
There have been no changes in the Company’s internal controls over financial reporting during the most recent quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II
Other Information
Item 1. Legal Proceedings
A writ of summons was served on The McGraw-Hill Companies, SRL and on The McGraw-Hill Companies, SA (both indirect subsidiaries of the Company) (collectively, “Standard & Poor’s”) on September 29, 2005 and October 7, 2005, respectively, in an action brought in the Tribunal of Milan, Italy by Enrico Bondi (“Bondi”), the Extraordinary Commissioner of Parmalat Finanziaria S.p.A. and Parmalat S.p.A. (collectively, “Parmalat”). Bondi has brought numerous other lawsuits in both Italy and the United States against entities and individuals who had dealings with Parmalat. In this suit, Bondi claims that Standard & Poor’s, which had issued investment grade ratings of Parmalat until shortly before Parmalat’s collapse in December 2003, breached its duty to issue an independent and professional rating and negligently and knowingly assigned inflated ratings in order to retain Parmalat’s business. Alleging joint and several liability, Bondi claims damages of euros 4,073,984,120 (representing the value of bonds issued by Parmalat and the rating fees paid by Parmalat) with interest, plus damages to be ascertained for Standard & Poor’s alleged complicity in aggravating Parmalat’s financial difficulties and/or for having contributed in bringing about Parmalat’s indebtedness towards its bondholders, and legal fees. The Company believes that Bondi’s allegations and claims for damages lack legal or factual merit. On March 16, 2006, Standard & Poor’s filed its answer, counterclaim and third-party claims, which were authorized by the Tribunal of Milan and served shortly thereafter. Several of the third-party defendants did not respond and were declared in default. The others challenged the third-party claims on voidness grounds, which were rejected by the Tribunal by order dated July 28, 2006. Standard & Poor’s will continue to vigorously contest the action.
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
While not a formal charge, the Note of Completion indicates the prosecutor’s intention that the named rating analysts should appear before a judge in Parma for a preliminary hearing, at which hearing the judge will determine whether there is sufficient evidence against the rating analysts to proceed to trial. No date has been set for the preliminary hearing. On July 7, 2006, a defense brief was filed with the Parma prosecutor’s office on behalf of the rating analysts. The Company believes that there is no basis in fact or law to support the allegations against the rating analysts, and they will be vigorously defended by the subsidiaries involved.
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
There were no purchases under the 2006 stock repurchase program in the third quarter of 2006 (column c). The number of shares of common stock tendered to the Registrant to satisfy the employees’ tax withholding obligations in connection with the vesting of awards of restricted performance shares (such shares are repurchased by the Registrant based on their fair market value on the vesting date) was immaterial in the third quarter of 2006, and there were no shares of the Registrant deemed surrendered to the Registrant to pay the exercise price and to satisfy the employees’ tax withholding obligations in connection with the exercise of employee stock options.
As indicated by the following table, there were no material purchases made by the Company of its outstanding common stock during the third quarter of 2006:

	(a) Total		(c) Total Number of	(d) Maximum Number of
	Number of		Shares Purchased as	Shares that may yet
	Shares	(b) Average	Part of Publicly	be Purchased Under
	Purchased	Price Paid	Announced Programs	the Programs
Period	(in millions)	per Share	(in millions)	(in millions)
(July 1 – July 31, 2006)	—	—	—	22.3
(Aug. 1 – Aug. 31, 2006)	—	—	—	22.3
(Sept. 1 – Sept. 30, 2006)	—	—	—	22.3
Total – Qtr	—	—	—	22.3

Item 6. Exhibits

(12)	Computation of Ratio of Earnings to Fixed Charges

(15)	Letter on Unaudited Interim Financials

(31.1)	Quarterly Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Quarterly Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Quarterly Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MCGRAW-HILL COMPANIES, INC.

Date: October 27, 2006	By	/s/ Robert J. Bahash Robert J. Bahash
Executive Vice President
and Chief Financial Officer

Date: October 27, 2006	By	/s/ Kenneth M. Vittor Kenneth M. Vittor
Executive Vice President
and General Counsel

Date: October 27, 2006	By	/s/ Talia M. Griep Talia M. Griep
Corporate Controller
and Senior Vice President,
Global Business Services and
Financial Planning