Form 10-K
period 2006-12-31
MCGRAW-HILL COMPANIES INC
filed 2007-02-28
CIK 64040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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
NONE
(Title of class)

(Title of class)
     Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☑ Yes ☐ No
     Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑No
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12-b-2 of the Exchange Act. (Check one):
☑ Large accelerated filer       ☐ Accelerated filer       ☐ Non-accelerated filer
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12-b-2 of the Act). ☐ Yes ☑ No
     The aggregate market value of voting stock held by non-affiliates of the Registrant as of the last business day of the second fiscal quarter ended June 30, 2006, was $17,671,080,161, based on the closing price of the common stock as reported on the New York Stock Exchange of $50.23 per common share. For purposes of this calculation, it is assumed that directors, executive officers and beneficial owners of more than 10% of the registrant outstanding stock are affiliates.
     The number of shares of common stock of the Registrant outstanding as of February 15, 2007 was 354,936,282 shares.
     Part I, Part II and Part III incorporate information by reference from the Annual Report to Shareholders for the year ended December 31, 2006. Part III incorporates information by reference from the definitive proxy statement mailed to shareholders March 19, 2007 for the annual meeting of shareholders to be held on April 25, 2007.

PART I
Item 1. Business
The McGraw-Hill Companies, Inc. (The Registrant or the Company), incorporated in December 1925, is a leading global information services provider serving the financial services, education and business information markets with a wide range of information products and services. Additional markets include energy, construction, aerospace and defense, and marketing information services. The Company serves its customers through a broad range of distribution channels, including printed books, magazines and newsletters, online via Internet Websites and digital platforms, through wireless and traditional on-air broadcasting, and through a variety of conferences and trade shows.

The Registrant’s 20,214 employees are located worldwide. They perform the vital functions of analyzing the nature of changing demands for information and of channeling the resources necessary to fill those demands. By virtue of the numerous copyrights and licensing, trademark, and other agreements, which are essential to such a business, the Registrant is able to collect, compile, and disseminate this information. All book and magazine manufacturing is handled through a number of independent contractors. The Registrant’s principal raw material is paper, and the Registrant has assured sources of supply, at competitive prices, adequate for its business needs.

Descriptions of the Company’s principal products, broad services and markets, and significant achievements are hereby incorporated by reference from Exhibit (13), pages 20 and 21, containing textual material of the Registrant’s 2006 Annual Report to Shareholders.

The Registrant has an investor kit available online and in print that includes the current (and prior years) Annual Report, Proxy Statement, Form 10-Qs, Form 10-K, all filings through EDGAR with the Securities and Exchange Commission, the current earnings release and information with respect to the Dividend Reinvestment and Direct Stock Purchase Program. For online access go to www.mcgraw-hill.com/investor_relations and click on Digital Investor Kit. Requests for printed copies, free of charge, can be e-mailed to investor_relations@mcgraw-hill.com or mailed to Investor Relations, The McGraw-Hill Companies, Inc., 1221 Avenue of the Americas, New York, NY 10020-1095. You can call Investor Relations toll free at 866-436-8502. International callers may dial 212-512-2192.

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

Certifications

The Company has filed the required certifications under Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 31.2 to its annual report on Form 10-K for the fiscal year ended December 31, 2006. In addition the Company has filed the required certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as Exhibit 32 to its annual report on Form 10-K for the fiscal year ended December 31, 2006. After the 2007 Annual Meeting of Shareholders, the Company intends to file with the New York Stock Exchange the CEO certification regarding the Company’s compliance with the NYSE’s corporate governance listing standards as required by NYSE rule 303A. 12. Last year, the Company filed this CEO certification with the NYSE on May 19, 2006.

Information as to Operating Segments

The relative contribution of the operating segments of the Registrant and its subsidiaries to operating revenue, operating profit, long-lived assets and geographic information for the three years ended December 31, 2006, are included in Exhibit (13), on pages 59 and 60 in the Registrant’s 2006 Annual Report to Shareholders and is hereby incorporated by reference.
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

A significant portion of the Company’s sales are to customers in educational markets. The School Education Group and the industry it serves are influenced strongly by the magnitude and timing of state adoption opportunities. Approximately 20 states currently use an adoption process to purchase textbooks. In the remaining states, known as “open territories”, textbooks are purchased independently by local district or individual schools. The 2007 adoption market is projected to increase approximately by 9% to 16% as compared to 2006. While the adoption opportunities in 2007 and beyond are expected to increase there is no guarantee that the Company will be successful in the new state adoption market or in open territories.

•	Changes in the Global Advertising Markets / Affiliation Agreements

Although advertising’s impact on the McGraw-Hill Companies is approximately 5%, advertising is still a significant source of revenue in the Information & Media segment. In general, demand for advertising tends to correlate with changes in the level of economic activity in the United States and in the markets the Company serves. In addition, world, national and local events may affect advertising demand. Competition from other forms of media such as other magazines, broadcasters and Web sites, affects the Company’s ability to attract and retain advertisers. In addition, significant changes in the Company’s network affiliation agreements could affect the profitability of the Company’s broadcasting operations.

•	Possible Loss of Market Share or Revenue Through Competition or Regulation

The markets for credit ratings as well as research, investment and advisory services are very competitive. The Financial Services segment competes domestically and internationally on the basis of a number of factors, including quality of ratings, research and investment advice, client service, reputation, price, geographic scope, range of products and services, and technological innovation. In addition, in some of the countries in which Standard & Poor’s competes, governments may provide financial or other support to locally-based rating agencies and may from time to time establish official credit rating agencies, credit ratings criteria or procedures for evaluating local issuers. The financial services industry is also subject to the potential for increasing regulation in the United States and abroad. The businesses conducted by the Financial Services segment are in certain cases regulated under the U.S. Credit Rating Agency Reform Act of 2006, Investment Advisers Act of 1940, the U.S. Securities Exchange Act of 1934, the National Association of Securities Dealers and/or the laws of the states or other jurisdictions in which they conduct business. In the past several years the U.S. Congress, the Securities and Exchange Commission (SEC), the European Commission, through the Committee of European Securities Regulators (CESR) and the International Organization of Securities Commissions (IOSCO), a global group of securities commissioners, have been reviewing the role of rating agencies and their processes and the need for greater oversight or regulations concerning the issuance of credit ratings or the activities of credit rating agencies. Local, national and multinational bodies have considered and adopted other legislation and regulations relating to credit rating agencies from time to time and are likely to continue to do so in the future. The Company does not believe that any new or currently proposed legislation, regulations or judicial determinations would have a materially adverse effect on its financial condition or results of operations. However, new legislation, regulations or judicial determinations applicable to credit rating agencies in the United States and abroad could affect the competitive position of Standard & Poor’s ratings services. Additional information on the SEC’s activities regarding rating agencies is provided in the Management’s Discussion and Analysis section of the Company’s 2006 Annual Report to Shareholders.

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

The Company operates in highly competitive markets that are subject to rapid change, and the Company must continue to invest and adapt to remain competitive. There are substantial uncertainties associated with the Company’s efforts to develop new products and services for the markets it serves. The Company makes significant investments in new products and services that may not be profitable and even if they are profitable, operating margins for new products and businesses may be lower than the margins the Company has experienced historically. The Company also could experience threats to its existing businesses from the rise of new competitors due to the rapidly changing environment within which the Company operates. The Company relies on its information technology environment and certain critical databases, systems and applications to support key product and service offerings. The Company believes it has appropriate policies, processes and internal controls to ensure the stability of its information technology including security from unauthorized access and business continuity. The Company’s operating results may be adversely impacted by unanticipated system failures or data corruption.

•	Operating Costs and Expenses

The Company’s major expense categories include employee compensation and printing, paper, and distribution costs for product-related manufacturing. The Company offers its employees competitive salary and benefit packages in order to attract and retain the quality employees required to grow and expand its businesses. Compensation costs are influenced by general economic factors, including those affecting the cost of health insurance and postretirement benefits, and any trends specific to the employee skill sets the Company requires. In addition, the Company’s reported earnings may be adversely affected by changes in pension costs and funding requirements due to poor investment returns and/or changes in pension regulations. Paper prices fluctuate based on the worldwide demand and supply for paper in general and for the specific types of paper used by the Company. The Company’s overall paper price increase is currently limited due to negotiated price reductions, long-term agreements, and short-term price caps for a portion of paper purchases that are not protected by long-term agreements. The Company’s books and magazines are printed by third parties. The Company typically has multi-year contracts for the production of books and magazines, a practice which reduces price fluctuations over the contract term. Any significant increase in these costs could adversely affect the Company’s results of operations. The Company makes significant investments in information technology data centers and other technology initiatives. Additionally, the Company makes significant investments in the development of programs for the el-hi market place. While the Company believes it is prudent in its investment strategies and execution of its implementation plans there is, however, no assurance as to the ultimate recoverability of these investments.

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

Item 1b. Unresolved Staff Comments
None

Item 2. Properties
The Registrant leases office facilities at 237 locations: 126 are in the United States. In addition, the Registrant owns real property at 21 locations, of which 9 are in the United States. The principal facilities of the Registrant are as follows:

	Owned	Square
	or	Feet
Locations	Leased	(thousands)	Segment
Domestic
New York, NY	leased	420	Various Segments
1221 Avenue of the Americas

New York, NY	leased	1,041	Financial Services
55 Water Street

New York, NY	leased	534	Various Segments
2 Penn Plaza			Some space subleased to
			non-MH tenants

New York, NY	leased	17	Subleased
22 Cortland Street

Hightstown, NJ	owned
Office & Data Center		410	Various Segments
Warehouse		407	Vacant

Blacklick, OH	owned
Book Distr. Ctr.		558	McGraw-Hill Education
Office		73

DeSoto, TX	leased	382	Distribution
Book Distr. Ctr.

DeSoto, TX	leased	418	Distribution
Assembly Plant

Dubuque, IA	leased	104	McGraw-Hill Education
Book Distr. Ctr. Office and Warehouse

Groveport, OH	leased	506	Distribution
Warehouse

Ashland, OH	leased	602	Distribution

Columbus, OH	owned	170	McGraw-Hill Education

Monterey, CA	owned	215	McGraw-Hill Education

Centennial, CO	owned	133	Various Segments

Lexington, MA	leased	122	Information & Media

Burr Ridge, IL	leased	140	McGraw-Hill Education

	Owned	Square
	or	Feet
Locations	Leased	(thousands)	Segment
Denver, CO	owned	88	Information & Media

Indianapolis, IN	owned	54	Information & Media

Indianapolis, IN	leased	127	McGraw-Hill Education

Washington, DC	leased	69	Various Segments

Chicago, IL	leased	152	Various Segments

Mather, CA	leased	56	McGraw-Hill Education

Westlake Village, CA	leased	102	Information & Media

Troy, MI	leased	47	Information & Media

Foreign

Whitby, Canada	owned
Office		80	McGraw-Hill Ryerson, Ltd.
Book Distr. Ctr.		80	Some space subleased to
			non-MH tenants

Jurong, Singapore	leased	92	McGraw-Hill Education
Office			Some space subleased to
			non-MH tenants

Canary Wharf, London	leased	266	Various Segments

Maidenhead, England	leased	83	Various Segments

Tokyo, Japan	leased	31	Various Segments

Madrid, Spain	leased	102	McGraw-Hill Education

Cautitlan, Mexico	leased	96	Distribution

Mexico City, Mexico	leased	37	Various Segments

Ameerpet, India	leased	33	Financial Services

New Delhi, India	leased	52	McGraw-Hill Education
			(India) Limited
During 2006, leased domestic properties decreased by 56 primarily due to the closing of Dodge plan rooms and the formation of the School Solutions Group which resulted in office closings and staff consolidations.

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

Item 3. Legal Proceedings
A writ of summons was served on The McGraw-Hill Companies, SRL and on The McGraw-Hill Companies, SA (both indirect subsidiaries of the Company) (collectively, “Standard & Poor’s”) on September 29, 2005 and October 7, 2005, respectively, in an action brought in the Tribunal of Milan, Italy by Enrico Bondi (“Bondi”), the Extraordinary Commissioner of Parmalat Finanziaria S.p.A. and Parmalat S.p.A. (collectively, “Parmalat”). Bondi has brought numerous other lawsuits in both Italy and the United States against entities and individuals who had dealings with Parmalat. In this suit, Bondi claims that Standard & Poor’s, which had issued investment grade ratings of Parmalat until shortly before Parmalat’s collapse in December 2003, breached its duty to issue an independent and professional rating and negligently and knowingly assigned inflated ratings in order to retain Parmalat’s business. Alleging joint and several liability, Bondi claims damages of euros 4,073,984,120 (representing the value of bonds issued by Parmalat and the rating fees paid by Parmalat) with interest, plus damages to be ascertained for Standard & Poor’s alleged complicity in aggravating Parmalat’s financial difficulties and/or for having contributed in bringing about Parmalat’s indebtedness towards its bondholders, and legal fees. The Company believes that Bondi’s allegations and claims for damages lack legal or factual merit. Standard & Poor’s filed its answer, counterclaim and third-party claims on March 16, 2006 and will continue to vigorously contest the action. The next hearing is scheduled for March 8, 2007.

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
Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of Registrant’s security holders during the last quarter of the period covered by this Report.

Executive Officers of the Registrant

Name	Age	Position
Harold McGraw III	58	Chairman of the Board, President and Chief Executive Officer

Robert J. Bahash	61	Executive Vice President and Chief Financial Officer

Peter C. Davis	52	Executive Vice President, Global Strategy

Bruce D. Marcus	58	Executive Vice President and Chief Information Officer

David L. Murphy	61	Executive Vice President, Human Resources

Kenneth M. Vittor	57	Executive Vice President and General Counsel

David B. Stafford	44	Senior Vice President, Corporate Affairs and Executive Assistant to the Chairman, President and Chief Executive Officer
All of the above executive officers of the Registrant have been full-time employees of the Registrant for more than five years except for Peter Davis and David Murphy.
Mr. Davis, prior to becoming an officer of the Registrant on November 1, 2006 was a managing director at Novantas LLC, where he was responsible for the capital markets, asset management, and commercial and private banking practices. Prior to his tenure at Novantas, he was a partner at Booz Allen & Hamilton.
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
Mr. Stafford, prior to becoming an officer of the Registrant on February 2, 2006, was Associate General Counsel in the Company’s Legal Department.

PART II
Item 5. Market for the Registrant’s Common Stock and Related Stockholder Matters and Issuer Purchases of Equity Securities
On February 15, 2007, the closing price of the Registrant’s common stock was $67.69 per share as reported on the New York Stock Exchange. The approximate number of record holders of the Registrant’s common stock as of February 15, 2007 was 6,861.

	2006	2005
Dividends per share of common stock:
$0.1815 per quarter in 2006	$0.726
$0.165 per quarter in 2005		$0.66
On January 29, 2003, the Board of Directors authorized a stock repurchase program of up to 30 million additional shares, which was approximately 7.8% of the total shares (post-split) of the Company’s outstanding common stock as of January 29, 2003. As of December 31, 2005, 3.4 million shares remained available under the 2003 repurchase program. On January 24, 2006 the Board of Directors approved a new stock repurchase program authorizing the purchase of up to 45 million additional shares, which was approximately 12.1% of the total shares of the Company’s outstanding common stock as of January 24, 2006. In the first quarter of 2006, the Company repurchased 18.4 million shares, including 15 million shares from the new program and the 3.4 million shares remaining under the 2003 program. On April 26, 2006, the Board of Directors approved an additional 10 million shares for repurchase in 2006 under the existing program. The repurchase programs have no expiration date. The repurchased shares may be used for general corporate purposes, including the issuance of shares in connection with the exercise of employee stock options. Purchases under this program may be made from time to time on the open market and in private transactions, depending on market conditions. On January 31, 2007, the Board of Directors approved a new stock repurchase program (2007 program) authorizing the repurchase of up to 45 million additional shares.

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

The following table provides information on purchases made by the Company of its outstanding common stock during the fourth quarter of 2006 pursuant to the stock repurchase program authorized on January 24, 2006 by the Board of Directors (column c). In addition to purchases under the 2006 stock repurchase program, the number of shares in column (a) include; 1) shares of common stock that are tendered to the Registrant to satisfy the employees’ tax withholding obligations in connection with the vesting of awards of restricted performance shares (such shares are repurchased by the Registrant based on their fair market value on the vesting date), and 2) shares of the Registrant deemed surrendered to the Registrant to pay the exercise price and to satisfy the employees’ tax withholding obligations in connection with the exercise of employee stock options. There were no other share repurchases during the quarter outside the stock repurchases noted below:

			(c)Total Number
			of Shares
	(a)Total		Purchased as	(d) Maximum Number
	Number of	(b)Average	Part of Publicly	of Shares that may
	Shares	Price Paid	Announced	yet be Purchased
Period	Purchased	per Share	Programs	Under the Programs
	(in millions)		(in millions)	(in millions)
(Oct. 1 – Oct. 31, 2006)	0.5	$63.57	0.4	22.0
(Nov. 1 – Nov. 30, 2006)	1.4	$64.75	1.4	20.6
(Dec. 1 – Dec. 31, 2006)	0.6	$67.54	0.6	20.0
Total – Qtr	2.5	$65.16	2.4	20.0
Information concerning the high and low stock price of the Registrant’s common stock on the New York Stock Exchange is incorporated herein by reference from Exhibit (13), from page 78 of the 2006 Annual Report to Shareholders.
Item 6. Selected Financial Data
Incorporated herein by reference from Exhibit (13), from the 2006 Annual Report to Shareholders, page 76 and page 77.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Incorporated herein by reference from Exhibit (13), from the 2006 Annual Report to Shareholders, pages 20 to 47.
Item 7a. Quantitative and Qualitative Disclosure about Market Risk
Incorporated herein by reference from Exhibit (13), from the 2006 Annual Report to Shareholders, page 47 .
Item 8. Consolidated Financial Statements and Supplementary Data
Incorporated herein by reference from Exhibit (13), from the 2006 Annual Report to Shareholders, pages 49 to 75.
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
As of December 31, 2006, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the U.S. Securities Exchange Act of 1934). Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2006.

Management’s Annual Report on Internal Control Over Financial Reporting
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (Section 404) and as defined in Rules 13a-15(f) under the U.S. Securities Exchange Act of 1934, management is required to provide the following report on the Company’s internal control over financial reporting:
1.	The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.

2.	The Company’s management has evaluated the system of internal control using the Committee of Sponsoring Organizations of the Treadway Commission (COSO) framework. Management has selected the COSO framework for its evaluation as it is a control framework recognized by the SEC and the Public Company Accounting Oversight Board that is free from bias, permits reasonably consistent qualitative and quantitative measurement of the Company’s internal controls, is sufficiently complete so that relevant controls are not omitted and is relevant to an evaluation of internal controls over financial reporting.

3.	Based on management’s evaluation under this framework, we have concluded that the Company’s internal controls over financial reporting were effective as of December 31, 2006. There are no material weaknesses in the Company’s internal control over financial reporting that have been identified by management.

4.	The Company’s independent registered public accounting firm, Ernst & Young LLP, have audited the consolidated financial statements of the Company for the year ended December 31, 2006, and have issued their reports on the financial statements and management’s assessment as to the effectiveness of internal controls over financial reporting under Auditing Standard No. 2 of the Public Company Accounting Oversight Board. These reports are located on pages 72 and 73 of the 2006 Annual Report to Shareholders.
Other Matters
There have been no changes in the Company’s internal controls over financial reporting during the most recent quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9b. Other Information
None

PART III
Item 10. Directors and Executive Officers of the Registrant
Incorporated herein by reference from the Registrant’s definitive proxy statement dated March 19, 2007 for the annual meeting of shareholders to be held on April 25, 2007.
Item 11. Executive Compensation
Incorporated herein by reference from the Registrant’s definitive proxy statement dated March 19, 2007 for the annual meeting of shareholders to be held on April 25, 2007.
Item 12. Security Ownership of Certain Beneficial Owners and Management
Incorporated herein by reference from the Registrant’s definitive proxy statement dated March 19, 2007 for the annual meeting of shareholders to be held April 25, 2007.
The following table details the Registrant’s equity compensation plans as of December 31, 2006:
2006
Equity Compensation Plan Information

	(a)	(b)	(c)
Number of securities
	Number of		remaining available
	securities to be		for future issuance
	issued upon	Weighted-average	under equity
	exercise of	exercise price of	compensation plans
	outstanding	outstanding	(excluding
	options, warrants	options, warrants	securities reflected
Plan Category	and rights	and rights	in column (a))
Equity compensation plans approved by security holders	34,998,134	$37.7149	23,054,461
Equity compensation plans not approved by security holders	0	0	0
Total	34,998,134 (1)	$37.7149	23,054,461	(2)(3)

(1)	Included in this number are 34,806,589 shares to be issued upon exercise of outstanding options under the Company’s Stock Incentive Plans and 191,545 deferred units already credited but to be issued under the Director Deferred Stock Ownership Plan.

(2)	Included in this number are 563,423 shares reserved for issuance under the Director Deferred Stock Ownership Plan. The remaining 22,491,035 shares are reserved for issuance under the 2002 Stock Incentive Plan (the “2002 Plan”) for Performance Stock, Restricted Stock, Other Stock-Based Awards, Stock Options and Stock Appreciation Rights (“SARs”).

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
Item 13. Certain Relationships and Related Transactions
Incorporated herein by reference from the Registrant’s definitive proxy statement dated March 19, 2007 for the annual meeting of shareholders to be held April 25, 2007.
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
Item 14. Principal Accounting Fees and Services
During the year ended December 31, 2006, Ernst & Young LLP audited the consolidated financial statements of the Corporation and its subsidiaries.
Incorporated herein by reference from the Registrant’s definitive proxy statement dated March 19, 2007 for the annual meeting of shareholders to be held April 25, 2007.
Item 15. Exhibits and Financial Statement Schedules
(a)1.	Financial Statements
The Index to Financial Statements and Financial Statement Schedule on page 16 is incorporated herein by reference as the list of financial statements required as part of this report.

2.	Financial Statement Schedules

The Index to Financial Statements and Financial Statement Schedule on page 16 is incorporated herein by reference as the list of financial statements required as part of this report.

3.	Exhibits

The exhibits filed as part of this annual report on Form 10-K are listed in the Exhibit Index on pages 21 to 23, immediately preceding such Exhibits, and such Exhibit Index is incorporated herein by reference.

The McGraw-Hill Companies
Index to Financial Statements,
Financial Statement Schedules and Exhibits

	Reference
		Annual Report
	Form	to Share-
	10-K	holders (page)
Data incorporated by reference from Annual Report to Shareholders:

Report of Management		72

Report of Independent Registered Public Accounting Firm		73

Report of Independent Registered Public Accounting Firm		74

Consolidated balance sheet at December 31, 2006 and 2005		50-51

Consolidated statement of income for each of the three years in the period ended December 31, 2006		49

Consolidated statement of cash flows for each of the three years in the period ended December 31, 2006		52

Consolidated statement of shareholders’ equity for each of the three years in the period ended December 31, 2006		53

Notes to consolidated financial statements		54-71

Quarterly financial information		75

Financial Statement Schedule:

Consolidated schedule for each of the three years in the period ended December 31, 2006

II — Reserves for doubtful accounts and sales returns	17

Consent of Independent Registered Public Accounting Firm	Exhibit 23
All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.
The financial statements listed in the above index which are included in the annual report to shareholders for the year ended December 31, 2006 are hereby incorporated by reference in Exhibit (13). With the exception of the pages listed in the above index, the 2006 annual report to shareholders is not to be deemed filed as part of Item 15 (a)(1).

THE McGRAW-HILL COMPANIES, INC.
SCHEDULE II — RESERVES FOR DOUBTFUL ACCOUNTS AND SALES RETURNS
(Thousands of dollars)

	Balance at				Balance
	beginning	Charged			at end
Additions/(deductions)	of year	to income	Deductions	Other	of year
			(A)	(B)
Year ended 12/31/06
Allowance for doubtful accounts	$74,396	$19,577	$(20,568)	$—	$73,405
Allowance for returns	187,348	1,167	—	—	188,515

	$261,744	$20,744	$(20,568)	$—	$261,920

Year ended 12/31/05
Allowance for doubtful accounts	$80,570	$18,896	$(23,044)	$(2,026)	$74,396
Allowance for returns(C)	178,128	9,220	—	—	187,348

	$258,698	$28,116	$(23,044)	$(2,026)	$261,744

Year ended 12/31/04
Allowance for doubtful accounts	$103,996	$7,796	$(29,309)	$(1,913)	$80,570
Allowance for returns(C)	187,621	(7,448)	—	(2,045)	178,128

	$291,617	$348	$(29,309)	$(3,958)	$258,698

(A)	Accounts written off, less recoveries.

(B)	In 2005, amounts primarily relate to the disposition of Corporate Value Consulting and the acquisitions of J.D. Power and Associates and Vista Research, Inc. In 2004, amounts primarily relate to the disposition of the Juvenile Retail Publishing business and the acquisitions of Capital IQ and Grow Network.

(C)	In 2005, the prior year balance sheets were restated to reflect a reclassification. This reclassification was related to the accounting for sales returns and impacted net accounts receivable, inventory and accrued royalties. The impact resulted in an increase in the allowance for sales returns of $49.0 million and $51.8 million in 2004 and 2003, respectively.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

The McGraw-Hill Companies, Inc. Registrant

By:
/s/ Kenneth M. Vittor Kenneth M. Vittor
Executive Vice President and
General Counsel
February 28, 2007
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on February 28, 2007 on behalf of Registrant by the following persons who signed in the capacities as set forth below under their respective names. Registrant’s board of directors is comprised of eleven members and the signatures set forth below of individual board members, constitute at least a majority of such board.

/s/ Harold W. McGraw III Harold W. McGraw III
Chairman, President and
Chief Executive Officer

/s/ Robert J. Bahash Robert J. Bahash
Executive Vice President and
Chief Financial Officer

/s/ Talia M. Griep Talia M. Griep
Corporate Controller
and Senior Vice President,
Global Business Services &
Financial Planning

/s/ Pedro Aspe Pedro Aspe
Director

/s/ Sir Winfried F.W. Bischoff Sir Winfried F.W. Bischoff
Director

/s/ Douglas N. Daft Douglas N. Daft
Director

/s/ Linda Koch Lorimer Linda Koch Lorimer
Director

Robert P. McGraw
Director

/s/ Hilda Ochoa-Brillembourg Hilda Ochoa-Brillembourg
Director

/s/ James H. Ross James H. Ross Director

/s/ Edward B. Rust, Jr. Edward B. Rust, Jr.
Director

/s/ Kurt L. Schmoke Kurt L. Schmoke
Director

/s/ Sidney Taurel Sidney Taurel
Director

Exhibit
Number	Exhibit Index
(3)	Certificate of Incorporation of Registrant, incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 1993 and Form 10-Q for the quarter ended June 30, 1998.

(3)	Amendment to Certificate of Incorporation of Registrant, incorporated by reference from Registrant’s Form 8-K filed April 27, 2005.

(3)	Amendment to By-laws of Registrant, as incorporated by reference from Registrant’s Form 8-K dated January 31, 2007.

(10.1)	Indenture dated as of June 15, 1990 between the Registrant, as issuer, and The Bank of New York, as trustee, incorporated by reference from Registrant’s Form SE filed August 3, 1990 in connection with Registrant’s Form 10-Q for the quarter ended June 30, 1990.

(10.2)	Instrument defining the rights of security holders, certificate setting forth the terms of the Registrant’s Medium-Term Notes, Series A, incorporated by reference from Registrant’s Form SE filed November 15, 1990 in connection with Registrant’s Form 10-Q for the quarter ended September 30, 1990.

(10.3)	Form of Indemnification Agreement between Registrant and each of its directors and certain of its executive officers, incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 2004.

(10.4)*	Registrant’s 1987 Key Employee Stock Incentive Plan, as amended and restated as of December 6, 2006.

(10.5)*	Registrant’s Amended and Restated 1993 Employee Stock Incentive Plan, as amended and restated as of December 6, 2006.

(10.6)*	Registrant’s Amended and Restated 2002 Stock Incentive Plan, as amended and restated as of December 6, 2006.

(10.7)*	Form of Restricted Performance Share Terms and Conditions, incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 2004.

(10.8)*	Form of Restricted Performance Share Award, incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 2004.

(10.9)*	Form of Stock Option Award, incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 2004.

(10.10)*	Registrant’s Key Executive Short Term Incentive Compensation Plan, as amended and restated effective as of January 1, 2006.

(10.11)*	Registrant’s Key Executive Short-Term Incentive Deferred Compensation Plan, incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 2002.

(10.12)*	Registrant’s Executive Deferred Compensation Plan, incorporated by reference from Registrant’s Form SE filed March 28, 1991 and in connection with Registrant’s Form 10-K for the fiscal year ended December 31, 1990.

(10.13)*	Registrant’s Management Severance Plan, as amended and restated as of October 23, 2003, incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 2004.

Exhibit
Number	Exhibit Index
(10.14)*	Registrant’s Executive Severance Plan, as amended and restated as of October 23, 2003, incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 2004.

(10.15)*	Registrant’s Senior Executive Severance Plan, as amended and restated as of October 23, 2003.

(10.16)	$1,200,000 Five-Year Credit Agreement dated as of July 20, 2004 among the Registrant, the lenders listed therein, and JP Morgan Chase Bank, as administrative agent, incorporated by reference from The Registrant’s Form 8-K dated July 22, 2004.

(10.17)*	Registrant’s Employee Retirement Account Plan Supplement, including amendments adopted through April 26, 2000, incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 2004.

(10.18)*	Registrant’s Employee Retirement Plan Supplement, as amended December 20, 2005, incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 2005.

(10.19)*	Registrant’s Savings Incentive Plan Supplement, as amended and restated as of January 1, 2004, incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 2004.

(10.20)*	Registrant’s Management Supplemental Death and Disability Benefits Plan, as amended January 24, 2006, incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 2005.

(10.21)*	Registrant’s Senior Executive Supplemental Death, Disability & Retirement Benefits Plan, as amended January 24, 2006, incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 2005.

(10.22)*	Resolutions amending certain of Registrant’s equity and compensation plans, as adopted on February 23, 2000, with respect to definitions of “Cause” and “Change of Control” contained therein, incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 2000.

(10.23)*	Registrant’s Director Retirement Plan, incorporated by reference from Registrant’s Form SE filed March 29, 1990 in connection with Registrant’s Form 10-K for the fiscal year ended December 31, 1989.

(10.24)*	Resolutions Freezing Existing Benefits and Terminating Additional Benefits under Registrant’s Directors Retirement Plan, as adopted on January 31, 1996, incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 1996.

(10.25)*	Registrant’s Director Deferred Compensation Plan, incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 2003.

(10.26)*	Director Deferred Stock Ownership Plan, as amended and restated as of January 29, 2003, incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 2004.

(10.27)*	Aircraft Timeshare Agreement, dated as of September 15, 2004, by and between Standard & Poor’s Securities Evaluations, Inc. and Harold McGraw III, incorporated by reference from the Registrant’s Form 10-Q for the quarter ended September 30, 2004.

(10.28)*	Amendment to the Registrant’s and Standard & Poor’s Employee Retirement Plan Supplements, dated December 8, 2006.

Exhibit
Number	Exhibit Index
(12)	Computation of ratio of earnings to fixed charges.

(13)	Registrant’s 2006 Annual Report to Shareholders. Such Report, except for those portions thereof which are expressly incorporated by reference in this Form 10-K, is furnished for the information of the Commission and is not deemed “filed” as part of this Form 10-K.

(21)	Subsidiaries of the Registrant.

(23)	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

(31.1)	Annual Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Annual Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Annual Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(99)	Amendment to Rights Agreement, dated as of July 27, 2005, by and between the Registrant and The Bank of New York, as Rights Agent, incorporated by reference from Form 8-A/A filed August 3, 2005.

*	These exhibits relate to management contracts or compensatory plan arrangements.