Form 10-Q
period 2007-03-31
MCGRAW-HILL COMPANIES INC
filed 2007-04-27
CIK 64040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
YES ☐           NO ☑
On April 13, 2007 there were approximately 343.2 million shares of common stock (par value $1.00 per share) outstanding.

The McGraw-Hill Companies, Inc.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
of The McGraw-Hill Companies, Inc.
We have reviewed the consolidated balance sheet of The McGraw-Hill Companies, Inc., as of March 31, 2007, and the related consolidated statements of income for the three month periods ended March 31, 2007 and 2006, and the consolidated statements of cash flows for the three month periods ended March 31, 2007 and 2006. These financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of The McGraw-Hill Companies, Inc. as of December 31, 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended, not presented herein, and in our report dated February 27, 2007, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2006, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
Ernst & Young LLP
April 25, 2007

Part I
Financial Information
Item 1. Financial Statements
The McGraw-Hill Companies, Inc.
Consolidated Statements of Income
Periods Ended March 31, 2007 and 2006

	Three Months
(in thousands, except per share data)	2007	2006
Revenue (Notes 1 and 3)
Product revenue	$312,369	$302,619
Service revenue	984,049	838,060

Total revenue	1,296,418	1,140,679
Expenses
Operating-related expense (Notes 1 and 5)
Product	170,978	172,109
Service	333,404	309,376

Total operating-related expense	504,382	481,485

Selling and general expense (Notes 1 and 5)
Product	203,385	199,139
Service	333,258	304,891

Total selling and general expense	536,643	504,030
Depreciation	28,905	27,564
Amortization of intangibles	11,612	11,926

Total expenses	1,081,542	1,025,005

Other income (Note 4)	17,305	—

Income from operations	232,181	115,674

Interest expense/(income) (Notes 7 and 11)	1,204	(2,509)

Income from operations before taxes on income (Note 3)	230,977	118,183
Provision for taxes on income (Note 12)	87,139	43,963

Net income (Notes 1 and 2)	$143,838	$74,220

Basic earnings per common share	$0.41	$0.20
Diluted earnings per common share	$0.40	$0.20

Average number of common shares outstanding: (Note 9)
Basic	351,215	367,456
Diluted	361,497	377,333
See accompanying notes.

The McGraw-Hill Companies, Inc.
Consolidated Balance Sheets

	March 31,	Dec. 31,	March 31,
(in thousands)	2007	2006	2006
ASSETS

Current assets:
Cash and equivalents	$429,631	$353,498	$179,738
Accounts receivable (net of allowance for doubtful accounts and sales returns) (Note 6)	966,828	1,237,321	879,837
Inventories (Note 6)	385,158	322,172	370,533
Deferred income taxes (Note 12)	245,597	244,674	287,470
Prepaid and other current assets	114,465	100,273	131,388

Total current assets	2,141,679	2,257,938	1,848,966

Prepublication costs (net of accumulated amortization) (Note 6)	537,651	507,838	494,575

Investments and other assets:
Asset for pension benefits (Note 10)	225,377	228,588	283,061
Other	169,263	181,376	182,826

Total investments and other assets	394,640	409,964	465,887

Property and equipment – at cost	1,410,004	1,397,541	1,297,597
Less – accumulated depreciation	874,959	855,322	790,763

Net property and equipment	535,045	542,219	506,834

Goodwill and other intangible assets:
Goodwill – net	1,629,850	1,671,479	1,649,397
Copyrights – net	190,383	194,373	206,346
Other intangible assets – net	448,556	459,079	481,484

Net goodwill and intangible assets	2,268,789	2,324,931	2,337,227

Total assets	$5,877,804	$6,042,890	$5,653,489

See accompanying notes.

The McGraw-Hill Companies, Inc.
Consolidated Balance Sheets

	March 31,	Dec. 31,	March 31,
(in thousands)	2007	2006	2006
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Notes payable (Note 7)	$607,151	$2,367	$2,881
Accounts payable	326,451	372,471	279,961
Accrued royalties	33,022	105,606	35,173
Accrued compensation and contributions to retirement plans (Note 10)	354,900	551,627	295,517
Income taxes currently payable (Note 12)	91,412	77,463	61,157
Unearned revenue	977,994	983,210	866,223
Deferred gain on sale leaseback (Note 11)	9,300	9,011	7,927
Other current liabilities (Note 14)	624,383	366,261	794,843

Total current liabilities	3,024,613	2,468,016	2,343,682

Other liabilities:
Long-term debt (Note 7)	307	314	333
Deferred income taxes (Note 12)	111,104	150,713	293,396
Liability for postretirement healthcare and other benefits (Note 10)	129,076	129,558	158,989
Deferred gain on sale leaseback (Note 11)	177,692	180,221	187,305
Other non-current liabilities	459,434	434,450	340,438

Total other liabilities	877,613	895,256	980,461

Total liabilities	3,902,226	3,363,272	3,324,143

Commitments and contingencies (Note 13)

Shareholders’ equity (Notes 8, 9, 10 and 15)
Capital stock	411,709	411,709	411,709
Additional paid-in capital	129,758	114,596	70,119
Retained income (Note 12)	4,887,023	4,821,118	4,207,104
Accumulated other comprehensive income	(113,760)	(115,212)	(79,071)

	5,314,730	5,232,211	4,609,861

Less – common stock in treasury-at cost (Note 15)	3,339,152	2,552,593	2,280,515

Total shareholders’ equity	1,975,578	2,679,618	2,329,346

Total liabilities & shareholders’ equity	$5,877,804	$6,042,890	$5,653,489

See accompanying notes.

The McGraw-Hill Companies, Inc.
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2007 and 2006

(in thousands)	2007	2006
Cash flows from operating activities
Net income	$143,838	$74,220
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	28,905	27,564
Amortization of intangibles	11,612	11,926
Amortization of prepublication costs	28,097	22,520
Provision for losses on accounts receivable	5,032	6,531
Net change in deferred income taxes	(39,012)	(21,715)
Stock-based compensation	31,113	54,011
Other	(13,620)	(6,766)
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	262,148	226,879
Inventories	(61,945)	(35,149)
Prepaid and other current assets	(12,657)	(25,992)
Accounts payable and accrued expenses	(323,755)	(371,390)
Unearned revenue	9,688	16,003
Other current liabilities	27,360	(14,134)
Interest and income taxes currently payable	19,176	11,004
Net change in other assets and liabilities	12,746	4,223

Cash provided by (used for) operating activities	128,726	(20,265)

Investing activities
Investment in prepublication costs	(57,409)	(61,590)
Purchases of property and equipment	(22,700)	(11,648)
Disposition of property, equipment and businesses	55,080	12,257
Additions to technology projects	(2,333)	(2,933)

Cash (used for) investing activities	(27,362)	(63,914)

Financing activities
Borrowings/(payments) on short-term debt – net	604,777	(75)
Dividends paid to shareholders	(72,759)	(66,326)
Repurchase of treasury shares	(611,057)	(525,715)
Exercise of stock options	39,921	84,459
Excess tax benefits from share-based payments	13,024	22,394

Cash (used for) financing activities	(26,094)	(485,263)

Effect of exchange rate changes on cash	863	393

Net change in cash and equivalents	76,133	(569,049)

Cash and equivalents at beginning of period	353,498	748,787

Cash and equivalents at end of period	$429,631	$179,738

See accompanying notes.

The McGraw-Hill Companies, Inc.
Notes to Consolidated Financial Statements
1.	Basis of Presentation

The financial information in this report has not been audited, but in the opinion of management all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly such information have been included. The operating results for the three months ended March 31, 2007 and 2006 are not necessarily indicative of results to be expected for the full year due to the seasonal nature of some of the Company’s businesses. The financial statements included herein should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (the “annual report”).

The Company’s critical accounting policies are disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the Company’s annual report for the year ended December 31, 2006. On an ongoing basis, the Company evaluates its estimates and assumptions, including those related to revenue recognition, allowance for doubtful accounts and sales returns, valuation of inventories, prepublication costs, valuation of long-lived assets, goodwill and other intangible assets, retirement plans and postretirement healthcare and other benefits, income taxes and stock-based compensation.

In July 2006, the Financial Accounting Standards Board (“FASB”) released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”) which became effective for and was adopted by the Company as of January 1, 2007. FIN 48 clarifies the accounting and reporting for uncertainties in income taxes and prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. For further information regarding the effects of adopting FIN 48 see Note 12.

In June 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement” (“EITF No. 06-3”) which became effective for the Company as of January 1, 2007. EITF No. 06-3 provides that taxes imposed by a governmental authority on a revenue producing transaction between a seller and a customer should be shown in the income statement on either a gross or a net basis, based on the entity’s accounting policy, which should be disclosed pursuant to Accounting Principles Board (“APB”) Opinion No. 22, “Disclosure of Accounting Policies.” The Company will continue to present taxes within the scope of EITF No. 06-3 on a net basis. As such, the adoption of EITF No. 06-3 did not have a material effect on the Company’s consolidated financial statements.

Since the date of the annual report, there have been no other material changes to the Company’s critical accounting policies.

Certain prior year amounts have been reclassified for comparability purposes.

2.	Comprehensive Income

The following table is a reconciliation of the Company’s net income to comprehensive income for the three month periods ended March 31:

(in thousands)	2007	2006
Net income	$143,838	$74,220
Other comprehensive income/(loss):
Foreign currency translation adjustments	(364)	5,673
Minimum pension liability, net of tax	—	(3,684)
Retirement plans and postretirement healthcare and other benefits, net of tax(see Note 10)
Amortization of prior service credit included in net periodic benefit cost	(186)	—
Amortization of losses included in net periodic benefit cost	2,002	—

Comprehensive income	$145,290	$76,209

3.	Segment and Related Information

The Company has three reportable segments: McGraw-Hill Education, Financial Services, and Information & Media.

The McGraw-Hill Education segment is one of the premier global educational publishers serving the elementary and high school, college and university, professional, international and adult education markets. Included in the first quarter 2006 operating profit of the McGraw-Hill Education segment is a one-time stock-based compensation expense of $4.2 million (Note 5).

The Financial Services segment operates under the Standard & Poor’s brand as one reporting unit and provides independent global credit ratings, indices, risk evaluation, investment research and data to investors, corporations, governments, financial institutions, investment managers and advisors globally. Included in the first quarter 2007 operating profit of the Financial Services segment is a pre-tax gain of $17.3 million resulting from the sale of its mutual fund data business on March 16, 2007. Included in the first quarter 2006 operating profit of the Financial Services segment is a one-time stock-based compensation expense of $2.1 million (Note 5).

The Information & Media (I&M) segment includes business, professional and broadcast media, offering information, insight and analysis. In the fourth quarter of 2006, the Sweets building products database was transformed from a primarily print catalog to a bundled print and online service. Sales of the bundled product are recognized ratably over the service period. Included in the first quarter 2007 revenue and operating profit in the I&M segment is $6.5 million and $5.8 million, respectively, resulting from the timing of revenue recognition of the bundled product with no comparable revenue and operating profit in the first quarter 2006. Included in the first quarter 2006 operating profit of the I&M segment is a one-time stock-based compensation expense of $2.7 million (Note 5).

Included in general corporate expense in the first quarter 2006 is a one-time stock-based compensation expense of $14.8 million (Note 5). Also included in the first quarter 2006 is a pre-tax gain of $4.6 million, resulting from the sale of a facility.

Operating profit by segment is the primary basis for the chief operating decision maker of the Company, the Executive Committee, to evaluate the performance of each segment. A summary of operating results by segment for the three months ended March 31, 2007 and 2006 follows:

	2007		2006
(in thousands)		Operating		Operating
Three Months	Revenue	Profit	Revenue	Profit
McGraw-Hill Education	$331,680	$(90,680)	$314,150	$(97,051)
Financial Services	728,882	348,012	600,000	251,657
Information & Media	235,856	9,886	226,529	1,693

Total operating segments	1,296,418	267,218	1,140,679	156,299
General corporate expense	—	(35,037)	—	(40,625)
Interest expense	—	(1,204)	—	2,509

Total Company	$1,296,418	$230,977 *	$1,140,679	$118,183 *

*	Income from operations before taxes on income.
4.	Dispositions

On March 16, 2007, the Company sold its mutual fund data business, which was part of the Financial Services segment. This business was selected for divestiture, as it no longer fit within the Company’s strategic plans. The divestiture of the mutual fund data business will enable the Financial Services segment to focus on its core business of providing independent research, ratings, data indices and portfolio services. The Company recognized a pre-tax gain of $17.3 million ($10.3 million after-tax, or $0.03 cents per diluted share). This disposition is immaterial to the Company.

5.	Stock-Based Compensation

Stock-based compensation for the three months ended March 31, 2007 and 2006 is as follows:

(in millions)	2007	2006
Stock option expense	$9.5	$16.8
Restricted stock awards expense	21.6	13.4

	31.1	30.2
Restoration option expense	—	23.8

Total stock-based compensation expense	$31.1	$54.0

Beginning in 1997, participants who exercised an option by tendering previously owned shares of common stock of the Company could elect to receive a one-time restoration option covering the number of shares tendered including any shares withheld for taxes. Restoration options were granted at fair market value of the Company’s common stock on the date of the grant, had a maximum term equal to the remainder of the original option term and were subject to a six-month vesting period. Effective March 30, 2006, the Company’s restoration stock option program was eliminated. Restoration options granted between February 3 and March 30, 2006 vested immediately and all restoration options outstanding as of February 3, 2006 became fully vested. During the three months ended March 31, 2006, the Company incurred a one-time charge of $23.8 million ($14.9 million after-tax or $0.04 per diluted share) related to the elimination of the restoration stock option program.

The number of common shares issued upon exercise of stock options and the vesting of restricted stock awards were as follows:

	March 31,	Dec. 31,	March 31,
(in thousands of shares)	2007	2006	2006
Stock options exercised	1,323	9,966	4,389
Restricted performance stock vested	390	1,456	443

Total shares issued	1,713	11,422	4,832

6.	Allowances, Inventories and Accumulated Amortization of Prepublication Costs

The allowances for doubtful accounts and sales returns, the components of inventory and the accumulated amortization of prepublication costs were as follows:

	March 31,	Dec. 31,	March 31,
(in thousands)	2007	2006	2006
Allowance for doubtful accounts	$72,849	$73,405	$72,629

Allowance for sales returns	$133,650	$188,515	$137,753

Inventories:
Finished goods	$357,996	$292,934	$341,666
Work-in-process	7,209	8,047	6,253
Paper and other materials	19,953	21,191	22,614

Total inventories	$385,158	$322,172	$370,533

Accumulated amortization of prepublication costs	$751,329	$744,274	$1,037,713

7.	Debt

A summary of long-term debt follows:

	March 31,	Dec. 31,	March 31,
(in thousands)	2007	2006	2006
Total long-term debt	$307	$314	$333

Commercial paper borrowings at March 31, 2007 totaled $604.8 million which is categorized as current debt and classified as notes payable. Certain share repurchases executed in March 2007 remained unsettled as of March 31, 2007. Accordingly, the Company has recorded a liability of $231.3 million, classified in Other current liabilities, to cover the settlement of these shares. There were no commercial paper borrowings as of March 31, 2006 and December 31, 2006. The commercial paper borrowings are supported by the revolving credit agreement described below.
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
The revolving credit facility contains certain covenants. The only financial covenant requires that the Company not exceed indebtedness to cash flow ratio, as defined, of 4 to 1 at any time. This restriction has never been exceeded. There were no borrowings under the amended facility as of March 31, 2007 and 2006 and December 31, 2006.

On April 19, 2007, the Company signed a promissory note with one of its providers of banking services to enable the Company to borrow additional funds, on an uncommitted basis, from time to time to supplement its commercial paper borrowings. The specific terms (principal, interest rate and maturity date) of each borrowing governed by this promissory note will be determined on the borrowing date of each loan. There are no borrowings outstanding under this promissory note.

8.	Cash Dividends

Cash dividends per share declared during the three months ended March 31, 2007 and 2006 were as follows:

	2007	2006
Common stock	$0.2050	$0.1815
9.	Common Shares Outstanding

A reconciliation of the number of shares used for calculating basic earnings per common share and diluted earnings per common share for the three months ended March 31, 2007 and 2006 follows:

(in thousands)	2007	2006
Average number of common shares outstanding	351,215	367,456
Effect of stock options and other dilutive securities	10,282	9,877

Average number of common shares outstanding including effect of dilutive securities	361,497	377,333

Restricted performance shares outstanding at March 31, 2007 and 2006 of 1,386,000 and 859,000 were not included in the computation of diluted earnings per common share because the necessary vesting conditions have not yet been met.

10. Retirement Plans and Postretirement Healthcare and Other Benefits

A summary of net periodic benefit cost for the Company’s defined benefit plans and postretirement healthcare and other benefits for the three months ended March 31, 2007 and 2006 is as follows:

			Postretirement
			Healthcare and
	Pension Benefits		Other Benefits
(in thousands)	2007	2006	2007	2006
Service cost	$15,663	$14,757	$539	$533
Interest cost	19,392	17,673	1,964	2,071
Expected return on plan assets	(24,346)	(22,682)	—	—
Amortization of prior service (credit)/cost	(3)	73	(297)	(291)
Amortization of loss	2,677	3,851	—	—

Net periodic benefit cost	$13,383	$13,672	$2,206	$2,313

The amortization of prior service (credit)/cost and amortization of loss for the three months ended March 31, 2007, included in the above table, have been recognized in the net periodic benefit cost and included in other comprehensive income, net of tax.
In 2007, the expected rate of return on plan assets is 8.0% based on a market-related value of assets, which recognizes changes in market value over five years. The Company changed certain assumptions on its pension plans which became effective on January 1, 2007:
•	The Company changed its discount rate assumption on its U.S. retirement plans to 5.90% from 5.65% in 2006.

•	The Company changed its discount rate assumption on its United Kingdom (U.K.) retirement plan to 4.90% from 4.75% in 2006 and its assumed compensation increase factor for its U.K. retirement plan to 5.75% from 5.50%.
The effect of the assumption changes on pension expense for the three months ended March 31, 2007 did not have a material effect on earnings per share.

11.	Sale Leaseback Transaction

In December 2003, the Company sold its 45% equity investment in Rock-McGraw, Inc., which owns the Company’s headquarters building in New York City. The transaction was valued at $450.0 million, including assumed debt. Proceeds from the disposition were $382.1 million. The sale resulted in a pre-tax gain of $131.3 million and an after-tax benefit of $58.4 million, or 15 cents per diluted share in 2003.

The Company remains an anchor tenant of what continues to be known as The McGraw-Hill Companies building and will continue to lease space from Rock-McGraw, Inc., under an existing lease. As of December 31, 2006, the Company had a lease for approximately 17% of the building space for approximately 13 years, which is being accounted for as an operating lease. Pursuant to sale leaseback accounting rules, as a result of the Company’s continued involvement, a gain of approximately $212.3 million ($126.3 million after-tax) was deferred and will be amortized over the remaining lease term as a reduction in rent expense. Information relating to the sale-leaseback transaction for the three months ended March 31, 2007 and 2006 is as follows:

(in millions)	2007	2006
Reduction in rent expense	$(4.4)	$(4.2)
Interest expense	2.2	2.3

12.	Income Taxes

The Company calculates its interim income tax provision in accordance with Accounting Principles Board Opinion No. 28, “Interim Financial Reporting” and FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods” (FIN 18). At the end of each interim period, the Company estimates the annual effective tax rate and applies that rate to its ordinary quarterly earnings. The tax expense or benefit related to significant, unusual, or extraordinary items that will be separately reported or reported net of their related tax effect, and are individually computed are recognized in the interim period in which those items occur. In addition, the effect of changes in enacted tax laws or rates or tax status is recognized in the interim period in which the change occurs.

The computation of the annual estimated effective tax rate at each interim period requires certain estimates and significant judgment including, but not limited to, the expected operating income for the year, projections of the proportion of income earned and taxed in foreign jurisdictions, permanent and temporary differences, and the likelihood of recovering deferred tax assets generated in the current year. The accounting estimates used to compute the provision for income taxes may change as new events occur, more experience is acquired, additional information is obtained or as the tax environment changes.

The provision for income taxes resulted in an effective tax rate of 37.7% for the first three months of 2007, compared with an effective tax rate of 37.2% for the first three months of 2006. The half of a percentage point increase in the effective tax rate for the first three months of 2007 was primarily attributable to the accounting for uncertain tax positions (FIN 48), the non-recurring book gain (a discrete tax item) in connection with the sale of the Company’s mutual fund data business, and a state tax audit settlement (a discrete tax item).

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized an increase in the liability for unrecognized tax benefits of approximately $5.2 million, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. The total amount of federal, state and local, and foreign unrecognized tax benefits as of January 1, 2007 was $75.1 million. Included in the balance at January 1, 2007, are $13.5 million of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. In addition to the unrecognized tax benefits, the Company had approximately $8.7 million, net of tax benefit, for the payment of interest and penalties accrued as of January 1, 2007.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, various states, and foreign jurisdictions, and the Company is routinely under audit by many different tax authorities. Management believes that its accrual for tax liabilities is adequate for all open audit years based on its assessment of many factors including past experience and interpretations of tax law. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the years before 2002. It is possible that federal, state and foreign tax examinations will be settled during the next twelve months. If any of these tax audit settlements do occur within the next twelve months, the Company would make any necessary adjustments to the accrual for uncertain tax benefits. Until formal resolutions are reached between the Company and the tax authorities, the determination of a possible audit settlement range with respect to the impact on uncertain tax benefits is not practicable. On the basis of present information, it is the opinion of the Company’s management that any assessments resulting from the current audits will not have a material adverse effect on the Company’s consolidated financial statements.
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

During 2006, the Company completed a restructuring of a limited number of business operations in McGraw-Hill Education, Information & Media and Corporate, to enhance the Company’s long-term growth prospects. The restructuring included the integration of the Company’s elementary and secondary basal publishing businesses. The Company recorded restructuring charges of $31.5 million pre-tax, consisting primarily of vacant facilities and employee severance and benefit costs related to the reduction of approximately 700 positions across the Company. This charge was comprised of $16.0 million for McGraw-Hill Education, $8.7 for Information & Media and $6.8 million for Corporate. The after-tax charge recorded was $19.8 million, or six cents per diluted share. Restructuring expenses for Information & Media and Corporate were classified as selling and general service expenses within the statement of income. Restructuring expenses for McGraw-Hill Education were classified as selling and general product expenses, $9.3 million, and selling and general service expense, $6.7 million, within the statement of income. At December 31, 2006, all employees made redundant by the restructuring had been terminated and $10.9 million was paid consisting primarily for employee severance and benefit costs. At December 31, 2006, the remaining reserve, which was included in other current liabilities, was approximately $20.6 million.

For the three months ended March 31, 2007, the Company has paid approximately $4.7 million, consisting primarily of employee severance costs. The remaining reserve at March 31, 2007 was approximately $15.9 million.

15.	Related Party Transactions

On March 30, 2006, as part of its previously announced stock buyback program, the Company acquired 8.4 million shares of the Corporation’s stock from the holdings of the recently deceased William H. McGraw. The shares were purchased at a discount of approximately 2.4% from the March 30, 2006 New York Stock Exchange closing price through a private transaction with Mr. McGraw’s estate. This trade settled on April 5, 2006 and the total purchase amount was $468.8 million. The transaction was approved by the Financial Policy and Audit Committees of the Company’s Board of Directors, and the Corporation received independent financial and legal advice concerning the purchase.

16.	Recently Issued Accounting Standards

In February 2007, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”) to provide companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 is effective for fiscal years that begin after November 15, 2007 which for the Company is January, 1 2008 and will be applied prospectively. The Company is currently evaluating the impact SFAS No. 159 will have on its Consolidated Financial Statements and is not yet in a position to determine what, if any, effects SFAS No. 159 will have on the Consolidated Financial Statements. In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”) to clarify the definition of fair value, establish a framework for measuring fair value and expand the disclosures on fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 also stipulates that, as a market-based measurement, fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability, and establishes a fair value hierarchy that distinguishes between (a) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (b) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). SFAS No. 157 is effective for fiscal years that begin after November 15, 2007 which for the Company is January 1, 2008 and will be applied prospectively. The Company is currently evaluating the impact SFAS No. 157 will have on its Consolidated Financial Statements and is not yet in a position to determine what, if any, effects SFAS No. 157 will have on the Consolidated Financial Statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations – Comparing Three Months Ended March 31, 2007 and 2006
Consolidated Review
The Segment Review that follows is incorporated herein by reference.
Revenue and Operating Profit

	First		First
	Quarter	%	Quarter
(millions of dollars)	2007	Increase	2006

Revenue	$1,296.4	13.7	$1,140.7
Operating profit *	$267.2	71.0	$156.3

% Operating margin	20.6		13.7

*	Operating profit is income from operations before taxes on income, interest expense and corporate expense.
In the first quarter of 2007 the Company achieved growth in revenue and operating profit of 13.7% and 71.0%, respectively. The increase in revenue is primarily attributable to growth in the Financial Services segment. The quarter reflects the seasonal nature of the Company’s educational publishing operations, with the first quarter being the least significant and the third quarter being the most significant. Foreign exchange rates positively impacted revenue growth by $11.6 million and had an immaterial impact on operating profit growth during the first quarter.
The Company implemented Financial Accounting Standard Board’s Statement No. 123-revised 2004, “Share Based Payment,” (“Statement No. 123(R)”) on January 1, 2006. Included in the 2006 stock-based compensation expense is a one-time charge of $23.8 million from the elimination of the Company’s restoration stock option program.
On March 16, 2007, the Company sold its mutual fund data business, which was part of the Financial Services segment. The sale resulted in a $17.3 million pre-tax gain ($10.3 million after-tax, or $0.03 per diluted share), recorded as Other income. The divestiture of the mutual fund data business is consistent with the Financial Services segment’s strategy of directing resources to those businesses which have the best opportunities to achieve both significant financial growth and market leadership. The divestiture will enable the Financial Services segment to focus on its core business of providing independent research, ratings, data, indices and portfolio services.
The transformation of Sweets to an internet-based sales and marketing solution benefited revenue and operating profit by $6.5 million and $5.8 million, respectively, in the quarter.
Product revenue increased 3.2% in the first quarter of 2007, due primarily to increases at McGraw-Hill Education.
Product operating-related expenses were flat, which include amortization of prepublication costs, primarily due to the growth in expenses at McGraw-Hill Education from the increase in direct expenses relating to product development, offset by cost containment. Amortization of prepublication costs increased by $5.6 million or 24.8%, as compared with the first quarter of 2006, as a result of product mix and adoption cycles.
Product related selling and general expenses increased 2.1%, primarily due to sales opportunities at McGraw-Hill Education. The product margin improved 2.9% mainly due to the improved opportunities at McGraw-Hill Education. The adoption market in 2007 is expected to be between $750 million and $800 million as compared with $685 million in 2006.
Service revenue increased 17.4% in the first quarter of 2007, due primarily to a 21.5% increase in Financial Services. Financial Services increased primarily due to the performance of structured finance ratings and corporate (industrial and financial services) and government finance ratings. In the U.S., collateralized debt obligations (CDOs) drove growth in structured finance. The growth in corporate finance ratings was attributable to increases in industrials, driven by merger and acquisition activity, and public finance issuance, driven by refundings. The service margin increased to 32.3%.
Total expenses in the first quarter of 2007 increased 5.5% due primarily to the growth in Financial Services.
During 2006, the Company restructured a limited number of business operations to enhance the Corporation’s long-term growth prospects. As a result, in 2006, the Company recorded a restructuring charge of $31.5 million pre-tax, consisting mostly of vacant facilities and employee severance costs of $8.7 million for Information & Media, $16.0 million for McGraw-Hill Education, and $6.8 million for Corporate. The after-tax charge recorded was $19.8 million or $0.06 per share. For the three months ended March 31, 2007, the Company has paid approximately $4.7 million, consisting primarily of employee severance and benefit costs. The remaining reserve at March 31, 2007 was approximately $15.9 million.
In the first quarter of 2007, depreciation expense increased 4.9% to $28.9 million as a result of increased depreciation of technology related equipment and facilities. Amortization of intangibles decreased 2.6% to $11.6 million in the first quarter of 2007.
Interest expense increased to $1.2 million in the first quarter of 2007, compared with interest income of $2.5 million in 2006. Average commercial paper outstanding was $76.1 million for the quarter ended March 31, 2007. The average interest rate on commercial paper borrowings for the quarter ended March 31, 2007 was 5.3%. There was $604.8 million in commercial paper outstanding as of March 31, 2007. There was no commercial paper outstanding during the three months ended March 31, 2006. Included in the first quarter of 2007 and 2006 is approximately $2.2 million and $2.3 million, respectively, of interest expense related to the sale leaseback of the Company’s headquarters building in New York City (See Note 11). Also included in the first quarter of 2007 and 2006, is interest income earned on investment balances.
For the quarters ended March 31, 2007 and March 31, 2006 the effective tax rate was 37.7% and 37.2%, respectively in each year. Included in the effective tax rate is the impact of the divestiture of the mutual fund data business which added an incremental 0.2 percentage points to the effective tax rate. The Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48) on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized an increase in the liability for unrecognized tax benefits of approximately $5.2 million, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. The total amount of federal, state and local, and foreign unrecognized tax benefits as of January 1, 2007 was $75.1 million. Included in the balance at January 1, 2007, are $13.5 million of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. In addition to the unrecognized tax benefits, the Company had approximately $8.7 million, net of tax benefit, for the payment of interest and penalties accrued as of January 1, 2007.
The Company expects the effective tax rate to be at 37.5% for the remainder of the year absent the impact of numerous factors including intervening audit settlements, changes in federal, state or foreign law and changes in the locational mix of the Company’s income.
Net income for the quarter increased 93.8% as compared with the first quarter of 2006. Diluted earnings per share were $0.40 as compared with $0.20 in 2006. Included in 2007 is the $0.03 after-tax impact of the divestiture of the Financial Services’ mutual fund data business. Included in 2006 is a $0.04 after-tax charge from termination of the Company’s restoration stock program.
Segment Review
McGraw-Hill Education

	First	%	First
	Quarter	(Decrease)/	Quarter
(millions of dollars)	2007	Increase	2006

Revenue
School Education Group	$144.8	(1.2)	$146.5
Higher Education, Professional and International	186.9	11.5	167.7

Total revenue	331.7	5.6	314.2

Operating loss	($90.7)	6.6	($97.1)

% Operating margin	(27.3)		(30.9)

Revenue for the McGraw-Hill Education (MHE) segment increased 5.6% over the prior year, while operating loss improved 6.6%. The quarter reflects the seasonal nature of the Company’s educational publishing operations, with the first quarter being the least significant, and the third quarter being the most significant. Foreign exchange rates positively impacted revenue growth by $2.1 million and had an immaterial impact on the operating loss improvement.
McGraw-Hill Education’s first quarter stock-based compensation expense for 2006 included a one-time charge of $4.2 million from the elimination of the Company’s restoration stock option program.
In the first quarter of 2007, revenue for the McGraw-Hill School Education Group (SEG) was flat as compared with the first quarter of 2006. The comparison reflects the fact that in early 2006 SEG had $9.0 million in Texas sales that had been delayed from the previous year owing to the state’s late funding of the 2005 adoption. Total U.S. PreK-12 enrollment for 2006-2007 is estimated at 55.0 million students, up 0.5% from 2005-2006, according to the National Center for Education Statistics (NCES). The total available state new adoption market in 2007 is estimated at between $750 million and $800 million compared with approximately $685 million in 2006.
The year’s key opportunities in the state new adoption market are primarily offered by math in Texas and science in California. Additionally, science in South Carolina and reading/literature in Tennessee and Indiana provide large opportunities for 2007. Other states, such as North Carolina, offer excellent opportunities in smaller curriculum areas where SEG has relatively little competition, including music, art, and vocational education. The pace of adoption decision-making varies from state to state, but early activity has been robust in North Carolina, Texas, and California. Based on preliminary announcements in the fastest-moving states, SEG anticipates significant market shares for math in Texas and New Mexico, science in California and South Carolina, and music in North Carolina. Sales campaigns will continue through June, with orders increasing in volume through the second and third quarters.
Although new basal adoption activity tends to start later in the open territory, several large districts, including New York City, Boston, Washington, DC, and Milwaukee, have already announced plans for major purchases in 2007. With new and revised programs across the curriculum, the Company is very well positioned to capitalize on these opportunities. New and revised supplemental offerings contributed to first quarter results, especially Number Worlds and Science Snapshots.
According to statistics compiled by the Association of American Publishers (AAP), total net basal and supplementary sales of elementary and secondary instructional materials were down by 13.8% through February 2007 compared to the same two-month period in 2006. The numbers are not considered predictive of full-year results because very little new basal purchasing occurs during the first quarter.
In the testing market, SEG’s first-quarter custom testing contracts increased over the prior year due to additional work related to the statewide assessment programs in Florida, Indiana, Colorado and Missouri as well as new work in Georgia. This increase was partially offset by lower volumes on custom contracts in New York and cancelled contracts in Kentucky and Pennsylvania. SEG continued to invest in technology to improve efficiencies in developing, delivering, and scoring custom assessments. The non-custom or “shelf” test products volume was flat in the first quarter of 2007 compared to the same period in 2006.
At the McGraw-Hill Higher Education, Professional and International Group (HPI), revenue increased $19.2 million or 11.5% compared to prior year.
For higher education all three imprints, Science, Engineering and Mathematics (SEM), Humanities, Social Science and Languages (HSSL) and Business and Economics (B&E) performed well, with SEM experiencing the highest gain of the three imprints. Key titles contributing to first quarter performance included Wild, Fund Accounting Principles, 18/e; Stevenson, Operations Management, 9/e; Lucas, The Art of Public Speaking, 9/e; Brinkley, American History: A Survey, 12/e; Saladin, Anatomy and Physiology, 4/e; and Mader, Biology, 9/e.
Professional backlist titles in the medical and technical product lines fell short of prior year levels.
Custom school products sold well in Mexico and a United Nations Educational, Scientific and Cultural Education (UNESCO) order of approximately $1.0 million for international schools across the Middle East benefited HPI. Special school funding in British Columbia and Ontario, Canada, which occurred in 2006 did not recur in 2007, affecting comparisons.
Financial Services

	First		First
	Quarter	%	Quarter
(millions of dollars)	2007	Increase	2006

Revenue	$728.9	21.5	$600.0
Operating profit	$348.0	38.3	$251.7

% Operating margin	47.7		41.9

Financial Services revenue and operating profit increased substantially over first quarter 2006 results. Foreign exchange positively impacted revenue growth by $9.5 million and had an immaterial impact on operating profit growth.
The Financial Services’ first quarter stock-based compensation expense in 2006 included a one-time charge of $2.1 million from the elimination of the Company’s restoration stock option program.
On March 16, 2007, the Company sold its mutual fund data business to Morningstar, Inc. The sale resulted in a $17.3 million pre-tax gain.
The Financial Services segment’s increase in revenue and operating profit was due to the performance of structured finance and corporate (industrial and financial services) and government ratings, which represented approximately

40.8% and 34.3%, respectively, of the growth in revenue. In the U.S., collateralized debt obligations (CDOs) drove growth in structured finance. The growth in corporate finance ratings was attributable to industrials, driven primarily by bond and loan issuance related to acquisition financing. Public finance also performed well in the quarter with issuance driven primarily by refundings.
Total U.S. structured finance new issue dollar volume increased 17.2% in the first quarter versus prior year. U.S. CDO issuance increased 153.6%, according to Harrison Scott Publications and Standard & Poor’s internal estimates (Harrison Scott Publications/S&P). Growth in the U.S. CDO market continues to be driven by new structures (hybrids) and arbitrage opportunities within the cash flow and synthetic sectors; however, in the first quarter issuance volumes were also favorably impacted by concerns about widening spreads resulting from credit quality deterioration in the subprime mortgage market. U.S. commercial mortgage-backed securities (CMBS) issuance increased 34.9% over the prior year due to the historically low interest rate environment and strong commercial real estate fundamentals, which are driving commercial originations and the refinancing of maturing deals as well as rising property values. U.S. residential mortgage-backed securities (RMBS) issuance decreased 10.8%, driven primarily by declines in the subprime and affordability products and home equity sectors. According to Thomson Financial, U.S. corporate issuance by dollar volume for the first quarter of 2007 increased 42.9%, with investment grade up 40.9% and high yield issuance up 56.9%, driven by continued robust merger and acquisition activity and opportunistic financing as issuers took advantage of favorable market conditions. The U.S. municipal market grew 46.8%, coming off a slow first quarter 2006, reflecting increased levels of refunding due to favorable interest rates. Bank loan ratings, derivative ratings as well as rating evaluation services all showed strong growth in the quarter.
In Europe for the first quarter, structured finance issuance grew 160.9% as all structured finance asset classes experienced growth, with CDOs and RMBS being particularly strong. CDO issuance was driven by a surge in cash CDO deals and a robust market for collateralized loan obligations (CLOs). A stable economic backdrop combined with moderate home price growth in most European countries fueled demand for mortgage credit and RMBS volumes picked up as new and existing issuers took advantage of tight spreads. European corporate issuance was up in the first quarter due primarily to solid growth in the financial services sector.
Standard & Poor’s is a leading provider of data, analysis and independent investment advice and recommendations. Securities information products such as RatingsXpress and RatingsDirect performed well as customer demand for fixed income data increased. CUSIP issuance volume also increased. The Capital IQ product showed growth with the number of clients increasing 32.7% over prior year. Market conditions continued to be challenging in equity research.
Revenue related to Standard & Poor’s indices increased as assets under management for exchange-traded funds (ETFs) rose 23.7% from March 31, 2006 to $170.3 billion as of March 31, 2007. ETF assets under management at December 31, 2006 were $161.2 billion.
The financial services industry is subject to the potential for increasing regulation in the United States and abroad. The businesses conducted by the Financial Services segment are in certain cases regulated under the Credit Rating Agency Reform Act of 2006, U.S. Investment Advisers Act of 1940, the U.S. Securities Exchange Act of 1934, the National Association of Securities Dealers and/or the laws of the states or other jurisdictions in which they conduct business.
Standard & Poor’s Ratings Services is a credit rating agency that has been designated as one of five Nationally Recognized Statistical Rating Organizations, or NRSROs, by the Securities and Exchange Commission (SEC). The SEC first began designating NRSROs in 1975, for use of their credit ratings, in the determination of capital charges for registered brokers and dealers under the SEC’s Net Capital

Rule. During the last five years, the SEC has been examining the purpose of and the need for greater regulation of NRSROs. During this period, the SEC issued several documents. A 2003 report discussed the role and function of credit rating agencies in the operation of the securities markets. In June 2003, the SEC solicited comments on a concept release that questioned: (a) whether the SEC should continue to designate NRSROs for regulatory purposes and, if so, what the criteria for designation should be; and (b) the level of oversight that the SEC should apply to NRSROs. Additionally in 2005, the SEC issued a rule proposal to define NRSROs.
Credit rating agency legislation entitled “Credit Rating Agency Reform Act of 2006” was signed into law by President Bush on September 29, 2006. The legislation creates a new SEC registration system for rating agencies that want to be treated as NRSROs. Eligible agencies include those with business models different from the existing NRSROs, including Standard & Poor’s. Registrants, including existing NRSROs, will need to submit policies, methodologies, performance data and other materials the SEC will require under new rules to be issued this year. New firms must provide evidence that certain capital market participants regard them as issuers of quality credit opinions. The SEC will have a limited time to deny an application. Registered NRSROs will need to certify annually as to the accuracy of application materials and list material changes. The SEC is given new, expansive authority and oversight of NRSROs and will be able to censure NRSROs, revoke their registration or limit or suspend their registration in certain cases. The SEC is not supposed to be injected into the analytical process, ratings criteria or methodology. Importantly, an agency’s decision to register and comply with the law will not constitute a waiver of or diminish any right, defense or privilege available under applicable law. Pre-emption language is included consistent with other legal precedent. The law is effective the earlier of 270 days from enactment (June 26, 2007) or when the SEC issues final rules required by the law. The Company does not believe this legislation will have a material adverse effect on its financial condition or results of operations.
On February 5, 2007, the SEC issued proposed rules to implement the 2006 legislation and a draft Form NRSRO for applicants to complete in registering with the SEC. Public comments were due by March 12th. Standard & Poor’s submitted comments on March 12th and submitted a second set of comments on March 26th. Standard & Poor’s plans to submit an application on Form NRSRO, when finalized, by the June 26th deadline.
The legal status of rating agencies has also been addressed by courts in the United States in various decisions and is likely to be considered and addressed in legal proceedings from time to time in the future.
Outside the United States, particularly in Europe, regulators and government officials also have reviewed whether credit rating agencies should be subject to formal oversight. In December 2005, the European Commission issued a report endorsing earlier advice by the Committee of European Securities Regulators (CESR) that rating agencies should be subject to market-based oversight based on compliance with the IOSCO Code described below.
The International Organization of Securities Commissions (IOSCO), a global group of securities commissioners, reviewed the role of rating agencies and their processes. This review culminated in December 2004 with IOSCO’s publication of its Code of Conduct Fundamentals for rating agencies. Standard & Poor’s worked closely with IOSCO in its drafting of the code and earlier principles on which the code was based. In October 2005, Standard & Poor’s replaced its existing code of practices and procedures with a new Ratings Services Code of Conduct which is consistent with the IOSCO Code. In February 2006, Standard & Poor’s Ratings Services published a report concerning implementation of its Code ofConduct. Standard & Poor’s met with representatives of CESR in June 2006 to discuss the Ratings Services Code of Conduct and Implementation Report. In July 2006, CESR published a questionnaire for comment on rating agencies’ codes of conduct and implementation. CESR published the comments it received this fall. In December 2006, pursuant to a request by the European Commission, CESR issued its first annual report to the European Commission on compliance by credit rating agencies with the IOSCO Code. CESR concluded that the four agencies it reviewed (Standard & Poor’s Ratings Services, Moody’s Investors Service, Fitch Ratings and Dominion Bond Rating Service) are largely compliant with the IOSCO Code. CESR noted areas for improvement and plans to review these areas in 2007. CESR stated it will also assess in its next report the impact of the new U.S. law and SEC rules on the ratings industry in Europe.
IOSCO conducted a similar review of rating agencies’ implementation of IOSCO’s model Code of Conduct and issued a draft report earlier this year. IOSCO’s draft conclusions on implementation by the major rating agencies are positive overall. Comments on IOSCO’s draft are due by mid-May.
New legislation, regulations or judicial determinations applicable to credit rating agencies in the United States and abroad could affect the competitive position of Standard & Poor’s ratings services; however, the Company does not believe that any new or currently proposed legislation, regulations or judicial determinations would have a materially adverse effect on its financial condition or results of operations.
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
A writ of summons was served on The McGraw-Hill Companies, SRL and on The McGraw-Hill Companies, SA (both indirect subsidiaries of the Company) (collectively, “Standard & Poor’s”) on September 29, 2005 and October 7, 2005, respectively, in an action brought in the Tribunal of Milan, Italy by Enrico Bondi (“Bondi”), the Extraordinary Commissioner of Parmalat Finanziaria S.p.A. and Parmalat S.p.A. (collectively, “Parmalat”). Bondi has brought numerous other lawsuits in both Italy and the United States against entities and individuals who had dealings with Parmalat. In this suit, Bondi claims that Standard & Poor’s, which had issued investment grade ratings on Parmalat until shortly before Parmalat’s collapse in December 2003, breached its duty to issue an independent and professional rating and negligently and knowingly assigned inflated ratings in order to retain Parmalat’s business. Alleging joint and several liability, Bondi claims damages of euros 4,073,984,120 (representing the value of bonds issued by Parmalat and the rating fees paid by Parmalat) with interest, plus damages to be ascertained for Standard & Poor’s alleged complicity in aggravating Parmalat’s financial difficulties and/or for having contributed in bringing about Parmalat’s indebtedness towards its bondholders, and legal fees. The Company believes that Bondi’s allegations and claims for damages lack legal or factual merit. Standard & Poor’s filed its answer, counterclaim and third-party claims on March 16, 2006 and will continue to vigorously contest the action.
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
Information & Media

	First	%	First
	Quarter	Increase/	Quarter
(millions of dollars)	2007	(Decrease)	2006

Revenue
Business-to-Business	$212.2	7.5	$197.4
Broadcasting	23.7	(18.8)	29.2

Total revenue	235.9	4.1	226.5

Operating profit	$9.9	N/M *	$1.7

% Operating margin	4.2		0.8

*	Not meaningful
In the first quarter 2007, revenue grew by 4.1% or $9.4 million over the prior year while operating profit increased $8.2 million. During 2006, the Sweets building products database was integrated into the McGraw-Hill Construction Network, providing architects, engineers and contractors a powerful new search function for finding, comparing, selecting and purchasing products. This integration transformed Sweets from a primarily print catalog to a bundled print and online service. Historically, Sweets file sales were recognized in the fourth quarter of each year when catalogs were delivered to its customers. Online service revenue is recognized as the service is provided. Sales of the bundled product will be recognized ratably over the service period, primarily 2007. $6.5 million of revenue and $5.8 million of operating profit were recorded in the Business-to-Business Group in the first quarter of 2007 related to the Sweets transformation. In Broadcasting, comparisons to first quarter 2006 are driven by the loss of the Super Bowl on ABC and declines in local and national advertising, particularly in the automotive sector. Foreign exchange rates had an immaterial impact on revenue growth and a negative impact of $1.2 million on segment operating profit growth.
Information & Media’s first quarter 2006 stock-based compensation expense included a one-time charge of $2.7 million from the elimination of the Company’s restoration stock option program.
At the Business-to-Business Group, revenue in the first quarter increased 7.5% compared to prior year due to growth in oil, natural gas and power news and pricing products and the Sweets transformation. According to the Publishing Information Bureau (PIB), BusinessWeek’s advertising pages in the global edition for the first quarter were down 3.0%, with comparable number of issues year to year for PIB purposes and revenue recognition purposes.
BusinessWeek.com continues to improve its performance with increases in both advertising and unique visitors compared with the first quarter 2006. The Company continues to make investments in the BusinessWeek.com brand.
Oil, natural gas and power news and pricing products experienced growth as a result of the increased need for market information as the price of crude oil continued to be volatile.

The release of new automobile and healthcare studies as well as increased penetration of existing studies, positively influenced growth for the Business-to-Business Group in the first quarter of 2007 over the first quarter of 2006.
As of March 2007, total U.S. construction starts were down 15% versus prior year. Most of the decline was due to a sharply reduced amount of residential building, reported at 29% below first quarter 2006. Nonresidential building was down a slight 1% from its elevated activity a year ago, while nonbuilding construction registered a 7% gain.
Broadcasting revenue for the quarter declined by 18.8% in 2007 compared to the first quarter of the prior year. Broadcasting benefited in 2006 from ABC’s airing of the Super Bowl and political advertising in 2006 which included proposition advertising in Indiana and Colorado and a special election in California. No such comparable events occurred in 2007. Additionally, the Group’s decision not to renew the Oprah Winfrey Show for the San Diego and Denver ABC affiliates negatively impacted growth. Local and national advertising declined primarily due to the automotive and services categories.
Liquidity and Capital Resources
The Company continues to maintain a strong financial position. The Company’s primary source of funds for operations is cash generated by operating activities. The Company’s core businesses have been strong cash generators. Income and consequently cash provided from operations during the year are significantly impacted by the seasonality of businesses, particularly educational publishing. This seasonality also impacts cash flow and related borrowing patterns. The Company’s cash flow is typically negative to neutral in the first half of the year and turns positive during the third and fourth quarters. Debt financing is used as necessary for acquisitions and for seasonal fluctuations in working capital. Cash and cash equivalents were $429.6 million at March 31, 2007, an increase of $76.1 million from December 31, 2006. Most of the cash and equivalents as of March 31, 2007 are held outside the United States. The Company’s subsidiaries maintain cash balances at financial institutions located throughout the world. These cash balances are subject to normal currency exchange fluctuations. Typically, cash held outside the U.S. is anticipated to be utilized to fund international operations or to be reinvested outside the U.S. as a significant portion of the Company’s opportunities for growth in the coming years are expected to be abroad.
Cash Flow
Operating Activities: Cash provided by operations was $128.7 million for the first three months of 2007, as compared to $20.3 million of cash used for operations in 2006. The change in cash from operating activities is primarily the result of growth in income from operations and strong cash collections.
Accounts receivable (before reserves) decreased $262.1 million from the prior year-end, primarily due to the seasonality of the educational business and by strong cash collections. This decrease compares to a $226.9 million decrease in 2006 from the prior year-end. Year-to-date, the number of day’s sales outstanding for operations have improved by 5 days year over year. Inventories increased by $61.9 million from the end of 2006 as the Company’s education business prepares for its selling season. The increase in inventories over the prior year is primarily the result of the stronger adoption opportunities in 2007 compared with 2006.
Accounts payable and accrued expenses decreased by $323.8 million over the prior year-end primarily due to the timing of first quarter performance based compensation payments. This decrease compares to a $371.4 million decrease in 2006. Deferred taxes reduced cash from operations by $39.0 primarily as a result of deferred tax assets relating to the accounting of share-based compensation in accordance with Statement No. 123(R).

Investing Activities: Cash used for investing activities was $27.4 million and $63.9 million in the first three months of 2007 and 2006, respectively. The change over the prior year is primarily due to the disposition of the mutual fund data business.
Purchases of property and equipment totaled $22.7 million in the first three months of 2007 compared with $11.6 million in 2006. For 2007, capital expenditures are expected to be approximately $250 million and primarily relate to increased investment in the Company’s information technology data centers and other technology initiatives, a well as the new McGraw-Hill Education facility in Iowa.
Net prepublication costs increased $29.8 million to $537.7 million from December 31, 2006, as spending outpaced amortization. Prepublication investment in the current year totaled $57.4 million as of March 31, 2007, $4.2 million less than the same period in 2006. Prepublication investment for 2007 is now expected to be approximately $310 million, reflecting the significant adoption opportunities in key states in 2007 and beyond.
Financing Activities: Cash used for financing activities was $26.1 million as of March 31, 2007 compared to $485.3 million in 2006. The difference is primarily attributable to the increased borrowings of commercial paper. In 2007, cash was utilized to repurchase approximately 9.5 million shares for $611.1 million on a settlement basis. An additional 3.7 million shares were repurchased in the first quarter of 2007, that settled in April 2007 bringing the total repurchase to 13.2 million shares for $842.4 million on a trade date basis. On a settlement basis, cash was utilized to repurchase approximately 10 million shares for $525.7 million in the first quarter of 2006. An additional 8.4 million shares were repurchased on March 30, 2006 and that transaction settled on April 5, 2006 bringing the total repurchase to 18.4 million shares for $994.7 million on a trade date basis. Shares repurchased under the repurchase program were used for general corporate purposes, including the issuance of shares for stock compensation plans and to offset the dilutive effect of the exercise of employee stock options.
There were $604.8 million in commercial paper borrowings outstanding as of March 31, 2007. There were no commercial paper borrowings as of March 31, 2006. Commercial paper borrowings are supported by the Company’s five-year revolving credit facility agreement of $1.2 billion which expires on July 20, 2009. The Company pays a facility fee of seven basis points on the credit facility whether or not amounts have been borrowed, and borrowings may be made at a spread of 13 basis points above the prevailing LIBOR rates. This spread increases to 18 basis points for borrowings exceeding 50% of the total capacity available under the facility. The facility contains certain covenants, and the only financial covenant requires that the Company not exceed indebtedness to cash flow ratio, as defined, of 4 to 1 at any time. This restriction has never been exceeded. There were no borrowings under this agreement as of March 31, 2007 and 2006.
The Company also has the capacity to issue Extendible Commercial Notes (ECNs) of up to $240 million. ECNs replicate commercial paper, except that the Company has an option to extend the note beyond its initial redemption date to a maximum final maturity of 390 days. However, if exercised, such an extension is at a higher reset rate, which is at a predetermined spread over LIBOR and is related to the Company’s commercial paper rating at the time of extension. As a result of the extension option, no backup facilities for these borrowings are required. As is the case with commercial paper, ECNs have no financial covenants. There were no ECNs outstanding at March 31, 2007 and 2006.
On April 19, 2007, the Company signed a promissory note with one of its providers of banking services to enable the Company to borrow additional funds, on an uncommitted basis, from time to time to supplement its commercial paper borrowings. The specific terms (principal, interest rate and maturity date) of each borrowing governed by this promissory note will be determined on the borrowing date of each loan. There are no borrowings outstanding under this promissory note.

Under the shelf registration that became effective with the Securities and Exchange Commission in 1990, an additional $250 million of debt securities can be issued.
On April 11, 2006, The Company announced it terminated the restoration feature of its stock option program on March 30, 2006. The Board of Directors voted to eliminate restoration stock options in an effort to reduce future expenses the Company will incur under Statement No. 123(R). Additionally, the Company has reshaped its long-term incentive compensation program to emphasize the use of restricted performance stock over employee stock options.
On January 24, 2006, the Board of Directors approved a stock repurchase program authorizing the purchase of up to 45 million additional shares, which was approximately 12.1% of the total shares of the Company’s outstanding common stock. The repurchased shares may be used for general corporate purposes, including the issuance of shares in connection with the exercise of employee stock options. Purchases under this program may be made from time to time on the open market and in private transactions depending on market conditions. At December 31, 2006, authorization for the repurchase of 20 million shares remained under the 2006 program. On January 31, 2007, the Board of Directors approved a new stock repurchase program (2007 program) authorizing the repurchase of up to 45 million additional shares. The Company repurchased 13.2 million shares (on a trade date basis) from the 2006 program during the first quarter of 2007 for $842.4 million at an average price of $63.81 per share. During the remainder of 2007, the Company expects to repurchase up to an additional 1.8 million shares from the 2006 program, subject to market conditions.
On January 31, 2007, the Board of Directors approved an increase of 12.9% in the quarterly common stock dividend from $0.1815 to $0.2050 per share.
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
The Company has naturally hedged positions in most countries from a local currency perspective with offsetting assets and liabilities. The gross amount of the Company’s foreign exchange balance sheet exposure from operations is $188.1 million as of March 31, 2007. Management has estimated using an undiversified value-at-risk analysis with 95% certainty that the foreign exchange gains and losses should not exceed $20.3 million over the next year based on the historical volatilities of the portfolio.
The Company’s net interest expense is sensitive to changes in the general level of U.S. and foreign interest rates. Based on average debt and investments outstanding over the past three months, the following is the projected annual impact on interest expense on current operations:

Percent change in interest rates	Projected annual pre-tax impact on
(+/-)	operations (millions)
1%	$2.8

Recently Issued Accounting Standards
In February 2007, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”) to provide companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 is effective for fiscal years that begin after November 15, 2007 which for the Company is January, 1 2008 and will be applied prospectively. The Company is currently evaluating the impact SFAS No. 159 will have on its Consolidated Financial Statements and is not yet in a position to determine what, if any, effects SFAS No. 159 will have on the Consolidated Financial Statements.
In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”) to clarify the definition of fair value, establish a framework for measuring fair value and expand the disclosures on fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 also stipulates that, as a market-based measurement, fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability, and establishes a fair value hierarchy that distinguishes between (a) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (b) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). SFAS No. 157 is effective for fiscal years that begin after November 15, 2007 which for the Company is January 1, 2008 and will be applied prospectively. The Company is currently evaluating the impact SFAS No. 157 will have on its Consolidated Financial Statements and is not yet in a position to determine what, if any, effects SFAS No. 157 will have on the Consolidated Financial Statements.
In July 2006, the Financial Accounting Standards Board (“FASB”) released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”) which became effective for and was adopted by the Company as of January 1, 2007. FIN 48 clarifies the accounting and reporting for uncertainties in income taxes and prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. For further information regarding the effects of adopting FIN 48 see Note 12.
In June 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement” (“EITF No. 06-3”) which became effective for the Company as of January 1, 2007. EITF No. 06-3 provides that taxes imposed by a governmental authority on a revenue producing transaction between a seller and a customer should be shown in the income statement on either a gross or a net basis, based on the entity’s accounting policy, which should be disclosed pursuant to Accounting Principles Board (“APB”) Opinion No. 22, “Disclosure of Accounting Policies.” The Company will continue to present taxes within the scope of EITF No. 06-3 on a net basis. As such, the adoption of EITF No. 06-3 did not have a material effect on the Company’s consolidated financial statements.
Since the date of the annual report, there have been no other material changes to the Company’s critical accounting policies.

“Safe Harbor” Statement Under the Private Securities Litigation Reform Act of 1995
This section, as well as other portions of this document, includes certain forward-looking statements about the Company’s businesses, new products, sales, expenses, tax rates, cash flows and operating and capital requirements. Such forward-looking statements include, but are not limited to: the strength and sustainability of the U.S. and global economy; Educational Publishing’s level of success in 2007 adoptions and enrollment and demographic trends; the level of educational funding; the level of education technology investments; the strength of Higher Education, Professional and International publishing markets and the impact of technology on them; the level of interest rates and the strength of the economic recovery, profit levels and the capital markets in the U.S. and abroad; the level of success of new product development and global expansion and strength of domestic and international markets; the demand and market for debt ratings, including mortgage and asset-backed securities; the regulatory environment affecting Standard & Poor’s; the level of merger and acquisition activity in the U.S. and abroad; the strength of the domestic and international advertising markets; the volatility of the energy marketplace; the contract value of public works, manufacturing and single-family unit construction; the level of political advertising; and the level of future cash flow, debt levels, product-related manufacturing expenses, pension expense, distribution expenses, postal rates, prepublication, amortization and depreciation expense, income tax rates, capital, technology, restructuring charges and other expenditures and prepublication cost investment.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company has no material changes to the disclosure made on this matter in the Company’s report on Form 10-K for the year ended December 31, 2006. Please see the financial condition section in Item 2 of this Form 10-Q for additional market risk disclosures.
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
As of March 31, 2007, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the U.S. Securities Exchange Act of 1934). Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2007.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On January 24, 2006, the Board of Directors approved a stock repurchase program authorizing the purchase of up to 45 million additional shares, which was approximately 12.1% of the total shares of the Company’s outstanding common stock as of January 24, 2006. As of December 31, 2006, 20 million shares remained available under the 2006 repurchase program. On January 31, 2007 the Board of Directors approved a new stock repurchase program authorizing the purchase of up to 45 million additional shares, which was approximately 12.7% of the total shares of the Company’s outstanding common stock as of January 31, 2007. The repurchase programs have no expiration date. The repurchased shares may be used for general corporate purposes, including the issuance of shares in connection with the exercise of employee stock options. Purchases under this program may be made from time to time on the open market and in private transactions, depending on market conditions.
The following table provides information on purchases made by the Company of its outstanding common stock during the first quarter of 2007 pursuant to the stock repurchase program authorized by the Board of Directors on January 24, 2006 (column c). In addition to purchases under the 2006 stock repurchase program, the number of shares in column (a) include: 1) shares of common stock that are tendered to the Registrant to satisfy the employees’ tax withholding obligations in connection with the vesting of awards of restricted performance shares (such shares are repurchased by the Registrant based on their fair market value on the vesting date), and 2) shares of the Registrant deemed surrendered to the Registrant to pay the exercise price and to satisfy the employees’ tax withholding obligations in connection with the exercise of employee stock options. There were no other share repurchases during the quarter outside the stock repurchases noted below:

	(a) Total		(c) Total Number of	(d) Maximum Number of
	Number of		Shares Purchased as	Shares that may yet
	Shares	(b)Average	Part of Publicly	be Purchased Under
	Purchased	Price Paid	Announced Programs	the Programs
Period	(in millions)	per Share	(in millions)	(in millions)
(Jan. 1 – Jan. 31, 2007)	—	—	—	65.0
(Feb. 1 – Feb. 28, 2007)	1.2	$65.49	0.9	64.1
(Mar. 1 – Mar. 31, 2007)	12.3	$63.74	12.3	51.8
Total – Qtr	13.5	$63.90	13.2	51.8

Item 6. Exhibits
(15)	Letter on Unaudited Interim Financials

(31.1)	Quarterly Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Quarterly Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Quarterly Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MCGRAW-HILL COMPANIES, INC.

Date: April 27, 2007	By	/s/ Robert J. Bahash

Robert J. Bahash
Executive Vice President
and Chief Financial Officer

Date: April 27, 2007	By	/s/ Kenneth M. Vittor

Kenneth M. Vittor
Executive Vice President
and General Counsel

Date: April 27, 2007	By	/s/ Talia M. Griep

Talia M. Griep
Corporate Controller
and Senior Vice President,
Global Business Services and
Financial Planning