Form 10-Q
period 2007-06-30
MCGRAW-HILL COMPANIES INC
filed 2007-07-27
CIK 64040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 1-1023
THE MCGRAW-HILL COMPANIES, INC.

(Exact name of registrant as specified in its charter)

New York	13-1026995

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1221 Avenue of the Americas, New York, N.Y.	10020

(Address of Principal executive offices)	(Zip Code)
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
YES ☐     NO ☑
On July 13, 2007 there were approximately 338.9 million shares of common stock (par value $1.00 per share) outstanding.

The McGraw-Hill Companies, Inc.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
of The McGraw-Hill Companies, Inc.
We have reviewed the consolidated balance sheet of The McGraw-Hill Companies, Inc., as of June 30, 2007, and the related consolidated statements of income for the three month and six month periods ended June 30, 2007 and 2006, and the consolidated statements of cash flows for the six month periods ended June 30, 2007 and 2006. These financial statements are the responsibility of the Company’s management.
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
Ernst & Young LLP
July 25, 2007

Part I
Financial Information
Item 1. Financial Statements
The McGraw-Hill Companies, Inc.
Consolidated Statements of Income
Periods Ended June 30, 2007 and 2006

	Three Months		Six Months
(in thousands, except per share data)	2007	2006	2007	2006

Revenue (Notes 1 and 3)
Product revenue	$605,373	$567,930	$917,742	$870,549
Service revenue	1,112,806	959,613	2,096,855	1,797,673

Total revenue	1,718,179	1,527,543	3,014,597	2,668,222
Expenses
Operating-related expense (Notes 1 and 5)
Product	265,168	261,889	436,146	433,998
Service	369,633	324,587	703,037	633,963

Total operating-related expense	634,801	586,476	1,139,183	1,067,961

Selling and general expense (Notes 1 and 5)
Product	251,666	232,632	455,051	431,771
Service	336,021	307,609	669,279	612,500

Total selling and general expense	587,687	540,241	1,124,330	1,044,271
Depreciation	28,798	28,316	57,703	55,880
Amortization of intangibles	11,468	12,107	23,080	24,033

Total expenses	1,262,754	1,167,140	2,344,296	2,192,145

Other income (Note 4)	—	—	17,305	—

Income from operations	455,425	360,403	687,606	476,077

Interest expense (Notes 7 and 11)	12,099	8,555	13,303	6,046

Income from operations before taxes on income (Note 3)	443,326	351,848	674,303	470,031
Provision for taxes on income (Note 12)	166,248	130,887	253,387	174,850

Net income (Notes 1 and 2)	$277,078	$220,961	$420,916	$295,181

Basic earnings per common share	$0.81	$0.62	$1.22	$0.82
Diluted earnings per common share	$0.79	$0.60	$1.18	$0.79

Average number of common shares outstanding: (Note 9)
Basic	340,183	355,783	345,488	361,244
Diluted	350,298	365,507	355,687	371,569
See accompanying notes.

The McGraw-Hill Companies, Inc.
Consolidated Balance Sheets

	June 30,	Dec. 31,	June 30,
(in thousands)	2007	2006	2006

ASSETS

Current assets:
Cash and equivalents	$358,082	$353,498	$211,053
Accounts receivable (net of allowance for doubtful accounts and sales returns) (Note 6)	1,296,150	1,237,321	1,117,453
Inventories (Note 6)	430,194	322,172	389,425
Deferred income taxes (Note 12)	246,398	244,674	298,571
Prepaid and other current assets	115,490	100,273	120,686

Total current assets	2,446,314	2,257,938	2,137,188

Prepublication costs (net of accumulated amortization) (Note 6)	557,941	507,838	506,885
Investments and other assets:
Asset for pension benefits (Note 10)	184,485	228,588	276,829
Other	174,318	181,376	182,320

Total investments and other assets	358,803	409,964	459,149

Property and equipment — at cost	1,475,940	1,397,541	1,318,199
Less — accumulated depreciation	906,232	855,322	816,463

Net property and equipment	569,708	542,219	501,736

Goodwill and other intangible assets:
Goodwill — net	1,669,192	1,671,479	1,654,645
Copyrights — net	187,143	194,373	202,316
Other intangible assets — net	450,344	459,079	473,511

Net goodwill and intangible assets	2,306,679	2,324,931	2,330,472

Total assets	$6,239,445	$6,042,890	$5,935,430

See accompanying notes.

The McGraw-Hill Companies, Inc.
Consolidated Balance Sheets

	June 30,	Dec. 31,	June 30,
(in thousands)	2007	2006	2006

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Notes payable (Note 7)	$994,193	$2,367	$681,257
Accounts payable	362,373	372,471	294,274
Accrued royalties	53,610	105,606	50,107
Accrued compensation and contributions to retirement plans (Note 10)	440,729	551,627	363,162
Income taxes currently payable (Note 12)	123,263	77,463	152,796
Unearned revenue	1,025,536	983,210	892,508
Deferred gain on sale leaseback (Note 11)	9,590	9,011	7,927
Other current liabilities (Notes 7 and 14)	492,798	366,261	347,408

Total current liabilities	3,502,092	2,468,016	2,789,439

Other liabilities:
Long-term debt (Note 7)	300	314	327
Deferred income taxes (Note 12)	91,604	150,713	289,247
Liability for postretirement healthcare and other benefits (Note 10)	125,543	129,558	158,277
Deferred gain on sale leaseback (Note 11)	175,138	180,221	185,327
Other non-current liabilities	453,076	434,450	353,727

Total other liabilities	845,661	895,256	986,905

Total liabilities	4,347,753	3,363,272	3,776,344

Commitments and contingencies (Note 13)

Shareholders’ equity (Notes 8, 9, 10 and 15):
Capital stock	411,709	411,709	411,709
Additional paid-in capital	118,499	114,596	52,123
Retained income (Note 12)	5,093,409	4,821,118	4,362,531
Accumulated other comprehensive income	(106,827)	(115,212)	(72,677)

	5,516,790	5,232,211	4,753,686

Less — common stock in treasury-at cost (Note 15)	3,625,098	2,552,593	2,594,600

Total shareholders’ equity	1,891,692	2,679,618	2,159,086

Total liabilities and shareholders’ equity	$6,239,445	$6,042,890	$5,935,430

See accompanying notes.

The McGraw-Hill Companies, Inc.
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2007 and 2006

(in thousands)	2007	2006

Cash flows from operating activities
Net income	$420,916	$295,181
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	57,703	55,880
Amortization of intangibles	23,080	24,033
Amortization of prepublication costs	84,939	75,559
Provision for losses on accounts receivable	9,594	12,025
Net change in deferred income taxes	(60,701)	(36,545)
Stock-based compensation	62,811	77,016
Gain on sale of business	(17,305)	—
Other	2,799	(4,982)
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	(49,702)	(15,405)
Inventories	(98,947)	(53,441)
Prepaid and other current assets	(2,907)	(14,086)
Accounts payable and accrued expenses	(187,447)	(271,965)
Unearned revenue	40,920	38,385
Other current liabilities	21,789	(21,498)
Interest and income taxes currently payable	58,786	107,702
Net change in other assets and liabilities	22,203	25,405

Cash provided by operating activities	388,531	293,264

Investing activities
Investment in prepublication costs	(132,646)	(125,061)
Purchases of property and equipment	(83,449)	(32,176)
Acquisition of businesses and equity interests	(40,070)	(893)
Disposition of property, equipment and businesses	55,204	12,286
Additions to technology projects	(7,791)	(10,716)

Cash (used for) investing activities	(208,752)	(156,560)

Financing activities
Borrowings/(payments) on short-term debt — net	991,812	678,298
Dividends paid to shareholders	(142,326)	(131,860)
Repurchase of treasury shares	(1,178,287)	(1,359,322)
Exercise of stock options	114,092	114,811
Excess tax benefits from share-based payments	32,018	26,394

Cash (used for) financing activities	(182,691)	(671,679)

Effect of exchange rate changes on cash	7,496	(2,759)

Net change in cash and equivalents	4,584	(537,734)

Cash and equivalents at beginning of period	353,498	748,787

Cash and equivalents at end of period	$358,082	$211,053

See accompanying notes.

The McGraw-Hill Companies, Inc.
Notes to Consolidated Financial Statements
1.	Basis of Presentation

The financial information in this report has not been audited, but in the opinion of management all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly such information have been included. The operating results for the three and six months ended June 30, 2007 and 2006 are not necessarily indicative of results to be expected for the full year due to the seasonal nature of some of the Company’s businesses. The financial statements included herein should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (the “annual report”).

The Company’s critical accounting policies are disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the annual report. On an ongoing basis, the Company evaluates its estimates and assumptions, including those related to revenue recognition, allowance for doubtful accounts and sales returns, valuation of inventories, prepublication costs, valuation of long-lived assets, goodwill and other intangible assets, retirement plans and postretirement healthcare and other benefits, income taxes and stock-based compensation.

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

Since the date of the annual report, there have been no other material changes to the Company’s critical accounting policies.

Certain prior year amounts have been reclassified for comparability purposes.

2.	Comprehensive Income

The following table is a reconciliation of the Company’s net income to comprehensive income for the three month and six month periods ended June 30:

	Three Months		Six Months
(in thousands)	2007	2006	2007	2006

Net income	$277,078	$220,961	$420,916	$295,181
Other comprehensive income/(loss):
Foreign currency translation adjustments	17,249	6,394	16,885	12,067
Minimum pension liability, net of tax	—	—	—	(3,684)
Retirement plans and postretirement healthcare and other benefits, net of tax (see Note 10)
Effect of change in valuation:
Unamortized losses	18,831	—	18,831	—
Unamortized prior service credits	(5,418)	—	(5,418)	—
Amortization of prior service credit included in net periodic benefit cost	(285)	—	(471)	—
Amortization of losses included in net periodic benefit cost	3,373	—	5,375	—

Comprehensive income	$310,828	$227,355	$456,118	$303,564

3.	Segment and Related Information

The Company has three reportable segments: McGraw-Hill Education, Financial Services, and Information & Media.

The McGraw-Hill Education segment is one of the premier global educational publishers serving the elementary and high school, college and university, professional, international and adult education markets. Included in the six months ended June 30, 2006 operating profit of the McGraw-Hill Education segment is a one-time stock-based compensation expense of $4.2 million (Note 5).

The Financial Services segment operates under the Standard & Poor’s brand as one reporting unit and provides independent global credit ratings, indices, risk evaluation, investment research and data to investors, corporations, governments, financial institutions, investment managers and advisors globally. Included in the six month period of 2007 operating profit of the Financial Services segment is a pre-tax gain of $17.3 million resulting from the sale of its mutual fund data business on March 16, 2007. Included in the six months ended June 30, 2006 operating profit of the Financial Services segment is a one-time stock-based compensation expense of $2.1 million (Note 5).

The Information & Media (I&M) segment includes business, professional and broadcast media, offering information, insight and analysis. In the fourth quarter of 2006, the Sweets building products database was transformed from a primarily print catalog to a bundled print and online service. Sales of the bundled product are recognized ratably over the service period. Included in the second quarter and six months ended June 30, 2007, respectively, revenue and operating profit in the I&M segment is $6.5 million and $5.8 million for the second quarter and $13.0 million and $11.6 million for the six months ended June 30, 2007, resulting from the timing of revenue recognition of the bundled product with no comparable revenue and operating profit in the second quarter and six months ended June 30, 2006. Included in the six months of 2006 operating profit of the I&M segment is a one-time stock-based compensation expense of $2.7 million (Note 5).

Included in general corporate expense in the six months of 2006 is a one-time stock-based compensation expense of $14.8 million (Note 5). Also included in the six month period of 2006 is a pre-tax gain of $4.6 million, resulting from the sale of a facility.

Operating profit by segment is the primary basis for the chief operating decision maker of the Company, the Executive Committee, to evaluate the performance of each segment. A summary of operating results by segment for the three and six months ended June 30, 2007 and 2006 are as follows:

	2007		2006
(in thousands)		Operating		Operating
Three Months	Revenue	Profit	Revenue	Profit

McGraw-Hill Education	$647,324	$80,402	$611,646	$67,761
Financial Services	820,993	401,368	677,313	313,886
Information & Media	249,862	14,740	238,584	12,956

Total operating segments	1,718,179	496,510	1,527,543	394,603
General corporate expense	—	(41,085)	—	(34,200)
Interest expense	—	(12,099)	—	(8,555)

Total Company	$1,718,179	$443,326 *	$1,527,543	$351,848 *

*	Income from operations before taxes on income.

	2007		2006
(in thousands)		Operating		Operating
Six Months	Revenue	Profit	Revenue	Profit

McGraw-Hill Education	$979,004	$(10,278)	$925,796	$(29,290)
Financial Services	1,549,875	749,379	1,277,313	565,543
Information & Media	485,718	24,627	465,113	14,649

Total operating segments	3,014,597	763,728	2,668,222	550,902
General corporate expense	—	(76,122)	—	(74,825)
Interest expense	—	(13,303)	—	(6,046)

Total Company	$3,014,597	$674,303 *	$2,668,222	$470,031 *

*	Income from operations before taxes on income.
4.	Dispositions/ Acquisitions

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

The Company recognized a pre-tax gain of $17.3 million ($10.3 million after-tax, or $0.03 per diluted share). This disposition is immaterial to the Company.

During the first six months of 2007, the Company paid approximately $40.1 million for businesses acquired. All of these acquisitions are immaterial to the Company individually and in the aggregate.
5.	Stock-Based Compensation

Stock-based compensation for the three and six months ended June 30, 2007 and 2006 is as follows:

	Three Months		Six Months
(in millions)	2007	2006	2007	2006

Stock option expense	$7.1	$10.5	$16.6	$27.3
Restricted stock awards expense	24.6	12.5	46.2	25.9

	31.7	23.0	62.8	53.2
Restoration option expense	—	—	—	23.8

Total stock-based compensation expense	$31.7	$23.0	$62.8	$77.0

Beginning in 1997, participants who exercised an option by tendering previously owned shares of common stock of the Company could elect to receive a one-time restoration option covering the number of shares tendered including any shares withheld for taxes. Restoration options were granted at fair market value of the Company’s common stock on the date of the grant, had a maximum term equal to the remainder of the original option term and were subject to a six-month vesting period. Effective March 30, 2006, the Company’s restoration stock option program was eliminated. Restoration options granted between February 3 and March 30, 2006 vested immediately and all restoration options outstanding as of February 3, 2006 became fully vested. During the six months ended June 30, 2006, the Company incurred a one-time charge of $23.8 million ($14.9 million after-tax or $0.04 per diluted share) related to the elimination of the restoration stock option program.
The number of common shares issued upon exercise of stock options and the vesting of restricted stock awards were as follows:

	June 30,	Dec. 31,	June 30,
(in thousands of shares)	2007	2006	2006

Stock options exercised	3,460	9,966	5,343
Restricted performance stock vested	1,320	1,456	928

Total shares issued	4,780	11,422	6,271

6.	Allowances, Inventories and Accumulated Amortization of Prepublication Costs

The allowances for doubtful accounts and sales returns, the components of inventory and the accumulated amortization of prepublication costs were as follows:

	June 30,	Dec. 31,	June 30,
(in thousands)	2007	2006	2006

Allowance for doubtful accounts	$71,378	$73,405	$74,866

Allowance for sales returns	$129,199	$188,515	$122,329

Inventories:
Finished goods	$401,251	$292,934	$362,232
Work-in-process	8,637	8,047	6,843
Paper and other materials	20,306	21,191	20,350

Total inventories	$430,194	$322,172	$389,425

Accumulated amortization of prepublication costs	$808,739	$744,274	$1,069,777

7.	Debt

A summary of long-term debt follows:

	June 30,	Dec. 31,	June 30,
(in thousands)	2007	2006	2006

Total long-term debt	$300	$314	$327

Commercial paper borrowings as of June 30, 2007 totaled $536.1 million, a decrease from $678.6 million as of June 30, 2006. There were no outstanding commercial paper borrowings at December 31, 2006.
On June 22, 2007, the Company completed the conversion of its commercial paper program from the Section 3a (3) to the Section 4(2) classification as defined under the Securities Act of 1933. This conversion provides the Company with greater flexibility relating to the use of proceeds received from the issuance of commercial paper which may be sold to qualified institutional buyers and accredited investors. All commercial paper issued by the Company subsequent to this conversion date will be executed under the Section 4(2) program. No additional commercial paper will be issued under the Section 3a (3) program. The Section 3a (3) program will be officially terminated when all existing commercial paper outstanding under this program matures in July 2007. The size of the Company’s total commercial paper program remains $1.2 billion and is supported by the revolving credit agreement described below.
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
The revolving credit facility contains certain covenants. The only financial covenant requires that the Company not exceed indebtedness to cash flow ratio, as defined, of 4 to 1 at any time. This restriction has never been exceeded. There were no borrowings under the amended facility as of June 30, 2007 and 2006 and December 31, 2006.

In addition, there were $66.1 million in extendible commercial note borrowings (ECNs) outstanding at June 30, 2007. There were no ECNs borrowings outstanding at June 30, 2006 and December 31, 2006. The Company has the capacity to issue ECNs of up to $240 million. ECNs replicate commercial paper, except that the Company has an option to extend the note beyond its initial redemption date to a maximum final maturity of 390 days. However, if exercised, such an extension is at a higher reset rate, which is at a predetermined spread over LIBOR and is related to the Company’s commercial paper rating at the time of extension. As a result of the extension option, no backup facilities for these borrowings are required. As is the case with commercial paper, ECNs have no financial covenants.

On April 19, 2007, the Company signed a promissory note with one of its providers of banking services to enable the Company to borrow additional funds, on an uncommitted basis, from time to time to supplement its commercial paper and ECNs borrowings. The specific terms (principal, interest rate and maturity date) of each borrowing governed by this promissory note are determined on the borrowing date of each loan. These borrowings have no financial covenants. There were $392.0 million of borrowings outstanding under this promissory note at June 30, 2007. There were no promissory note borrowings outstanding at June 30, 2006 and December 31, 2006.

Total short-term borrowings, described above as consisting of commercial paper, ECNs and promissory note borrowings, totaled $994.2 million at June 30, 2007 with an average interest rate of 5.4% and an average term of 57 days. This represents an increase from $678.6 million of short-term borrowings outstanding at June 30, 2006. These total borrowings are classified as notes payable and categorized as current debt. There were no short-term borrowings outstanding at December 31, 2006.

Certain share repurchases executed in June 2007 remained unsettled as of June 30, 2007. Accordingly, the Company has recorded a liability of $95.6 million, classified in other current liabilities, to cover the settlement of these shares. At December 31, 2006, the Company did not have any share repurchases that remained unsettled. Additionally, certain shares repurchased in June 2006 remained unsettled as of June 30, 2006. Accordingly, the Company had recorded a liability of $27.4 million as of June 30, 2006, classified in other current liabilities, to cover the settlement of these shares.

8.	Cash Dividends

Cash dividends per share declared during the three and six months ended June 30, 2007 and 2006 were as follows:

	Three Months		Six Months
	2007	2006	2007	2006
Common stock	$0.2050	$0.1815	$0.4100	$0.3630

9.	Common Shares Outstanding

A reconciliation of the number of shares used for calculating basic earnings per common share and diluted earnings per common share for the three and six months ended June 30, 2007 and 2006 follows:

	Three Months		Six Months
(in thousands)	2007	2006	2007	2006

Average number of common shares outstanding	340,183	355,783	345,488	361,244
Effect of stock options and other dilutive securities	10,115	9,724	10,199	10,325

Average number of common shares outstanding including effect of dilutive securities	350,298	365,507	355,687	371,569

Restricted performance shares outstanding at June 30, 2007 and 2006 of 2,284,000 and 1,794,000 were not included in the computation of diluted earnings per common share because the necessary vesting conditions have not yet been met.

10.	Retirement Plans and Postretirement Healthcare and Other Benefits

A summary of net periodic benefit cost for the Company’s defined benefit plans and postretirement healthcare and other benefits for the three and six months ended June 30, 2007 and 2006 is as follows:

Defined Benefit Plan	Three Months		Six Months
(in thousands)	2007	2006	2007	2006
Service cost	$17,687	$15,042	$33,350	$29,799
Interest cost	21,652	17,896	41,044	35,569
Expected return on plan assets	(25,655)	(22,610)	(50,001)	(45,292)
Amortization of prior service (credit)/cost	(143)	73	(146)	146
Amortization of loss	5,560	4,016	8,237	7,867

Net periodic benefit cost	$19,101	$14,417	$32,484	$28,089

Postretirement Healthcare and
Other Benefits	Three Months		Six Months
(in thousands)	2007	2006	2007	2006
Service cost	$713	$507	$1,252	$1,040
Interest cost	1,967	1,773	3,931	3,844
Amortization of prior service credit	(297)	(302)	(594)	(593)

Net periodic benefit cost	$2,383	$1,978	$4,589	$4,291

The amortization of prior service (credit)/cost and amortization of loss for the three and six months ended June 30, 2007, included in the above tables, have been recognized in the net periodic benefit cost and included in other comprehensive income, net of tax.

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
The effect of the assumption changes on pension expense for the three and six months ended June 30, 2007 did not have a material effect on earnings per share.

As of June 30, 2007, the Company performed a revaluation of its postretirement benefit obligations. As a result of this revaluation, the Company recorded $18.8 million (net of tax) of unrecognized actuarial losses and $5.4 million (net of tax) of unrecognized prior service credits in other comprehensive income (see Note 2) for the three and six months ended June 30, 2007.

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

The Company remains an anchor tenant of what continues to be known as The McGraw-Hill Companies building and will continue to lease space from Rock-McGraw, Inc., under an existing lease. As of December 31, 2006, the Company had a lease for approximately 17% of the building space for approximately 13 years, which is being accounted for as an operating lease. Pursuant to sale leaseback accounting rules, as a result of the Company’s continued involvement, a gain of approximately $212.3 million ($126.3 million after-tax) was deferred and will be amortized over the remaining lease term as a reduction in rent expense. Information relating to the sale-leaseback transaction for the three and six months ended June 30, 2007 and 2006 is as follows:

	Three Months		Six Months
(in millions)	2007	2006	2007	2006

Reduction in rent expense	$(4.4)	$(4.2)	$(8.8)	$(8.4)
Interest expense	2.1	2.2	4.3	4.5
12.	Income Taxes

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

For the three months and six months ended June 30, 2007, the provision for income taxes resulted in an effective tax rate of 37.5% and 37.6%, respectively. For the three months and six months ended June 30, 2006, the provision for income taxes resulted in an effective tax rate of 37.2%. The minor increase in the effective tax rate for the three and six months ended June 30, 2007, compared to the prior periods, is primarily attributable to the net effect of several items including the accounting for uncertain tax positions (FIN 48), the non-recurring book gain (a discrete tax item) in connection with the sale of the Company’s mutual fund data business, a state tax audit settlement (a discrete tax item), and an enacted change in the NYS corporate tax laws. The difference in tax rate between the three months and six months ended June 30, 2007 is from the gain on the divestiture of the mutual fund data business.

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized an increase in the liability for unrecognized tax benefits of approximately $5.2 million, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. The total amount of federal, state and local, and foreign unrecognized tax benefits as of June 30 and January 1, 2007 was $75.1 million, exclusive of interest and penalties. There have been no material changes to the liability for uncertain tax positions for the three months and six months ended June 30, 2007. Included in the balance at June 30 and January 1, 2007, are $13.5 million of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. As of June 30 and January 1, 2007, the Company had $11.0 million and $8.7 million, respectively, of accrued interest and penalties, net of tax benefit, associated with uncertain tax positions.

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

During 2006, the Company completed a restructuring of a limited number of business operations in McGraw-Hill Education, Information & Media and Corporate, to enhance the Company’s long-term growth prospects. The restructuring included the integration of the Company’s elementary and secondary basal publishing businesses. The Company recorded restructuring charges of $31.5 million pre-tax, consisting primarily of vacant facilities and employee severance and benefit costs related to the reduction of approximately 700 positions across the Company. This charge was comprised of $16.0 million for McGraw-Hill Education, $8.7 million for Information & Media and $6.8 million for Corporate. The after-tax charge recorded was $19.8 million, or six cents per diluted share. Restructuring expenses for Information & Media and Corporate were classified as selling and general service expenses within the statement of income. Restructuring expenses for McGraw-Hill Education were classified as selling and general product expenses, $9.3 million, and selling and general service expense, $6.7 million, within the statement of income. At December 31, 2006, all employees made redundant by the restructuring had been terminated and $10.9 million was paid consisting primarily for employee severance and benefit costs. At December 31, 2006, the remaining reserve, which was included in other current liabilities, was approximately $20.6 million.

For the three and six months ended June 30, 2007, the Company has paid approximately $2.9 million and $7.6 million, respectively, consisting primarily of employee severance costs. The remaining reserve at June 30, 2007 was approximately $13.0 million.

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
Results of Operations — Comparing Three Months Ended June 30, 2007 and 2006
Consolidated Review
The Segment Review that follows is incorporated herein by reference.
Revenue and Operating Profit

	Second		Second
	Quarter	%	Quarter
(millions of dollars)	2007	Increase	2006

Revenue	$1,718.2	12.5	$1,527.5
Operating profit *	$496.5	25.8	$394.6

% Operating margin	28.9		25.8

*	Operating profit is income from operations before taxes on income, interest expense and corporate expense.
In the second quarter of 2007 the Company achieved growth in revenue and operating profit of 12.5% and 25.8%, respectively. The increase in revenue is primarily attributable to growth in the Financial Services segment. Foreign exchange rates positively impacted revenue growth by $16.8 million and had an immaterial impact on operating profit growth.
The transformation of Sweets to an internet-based sales and marketing solution benefited revenue and operating profit by $6.5 million and $5.8 million, respectively, in the quarter.
Product revenue increased 6.6% in the second quarter of 2007, due primarily to increases at McGraw-Hill Education.
Product operating-related expenses increased slightly, which include amortization of prepublication costs, primarily due to the growth in expenses at McGraw-Hill Education from the increase in direct expenses relating to product development, offset by cost containment. Amortization of prepublication costs increased by $3.8 million or 7.2%, as compared with the second quarter of 2006, as a result of product mix and adoption cycles.
Product related selling and general expenses increased 8.2%, primarily due to sales opportunities at McGraw-Hill Education. The product margin improved 1.7% mainly due to the improved opportunities at McGraw-Hill Education. The adoption market purchases in 2007 are expected to be between $750 million and $800 million as compared with $685 million in 2006.
Service revenue increased 16.0% in the second quarter of 2007, due primarily to a 21.2% increase in Financial Services. Financial Services increased primarily due to the performance of structured finance ratings and corporate (industrial and financial services) and government finance ratings. In the U.S., issuance of collateralized debt obligations (CDOs) and commercial mortgage-backed securities (CMBS) drove growth in structured finance, while in Europe issuance across all asset classes grew at a double-digit pace. The growth in corporate ratings issuance was driven primarily by acquisition financing, while public finance also performed well in the quarter with issuance driven by new money issuance and refundings. The service margin increased to 36.6%.
Total expenses in the second quarter of 2007 increased 8.2% due primarily to the growth in Financial Services.
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

The after-tax charge recorded was $19.8 million or $0.06 per share. For the three months ended June 30, 2007, the Company has paid approximately $2.9 million, consisting primarily of employee severance and benefit costs. The remaining reserve at June 30, 2007 was approximately $13.0 million.
In the second quarter of 2007, depreciation expense increased 1.7% to $28.8 million. Amortization of intangibles decreased 5.3% to $11.5 million in the second quarter of 2007.
Interest expense increased to $12.1 million in the second quarter of 2007, compared with $8.6 million in 2006. This increase is attributed to higher average short-term debt borrowings at higher interest rates for the three months ended June 30, 2007. Average total short-term borrowings consisting of commercial paper, extendible commercial notes (ECNs), and promissory note borrowings outstanding for the quarter ended June 30, 2007 was $800.2 million at an average interest rate of 5.4%. This compares to average total short-term borrowings consisting of commercial paper outstanding for the quarter ended June 30, 2006 of $427.4 million at an average interest rate of 5.0%. There were no ECNs or promissory note borrowings outstanding during the quarter ended June 30, 2006 (see Note 7). Included in the second quarter of 2007 and 2006 is approximately $2.1 million and $2.2 million, respectively, of interest expense related to the sale leaseback of the Company’s headquarters building in New York City (see Note 11). Also included in the second quarter of 2007 and 2006, is interest income earned on foreign investment balances.
For the quarters ended June 30, 2007 and June 30, 2006 the effective tax rate was 37.5% and 37.2%, respectively in each year. The Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48) on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized an increase in the liability for unrecognized tax benefits of approximately $5.2 million, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. The total amount of federal, state and local, and foreign unrecognized tax benefits as of January 1, 2007 was $75.1 million. Included in the balance at January 1, 2007, are $13.5 million of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. In addition to the unrecognized tax benefits, the Company has approximately $11.0 million and $8.7 million, net of tax benefit, for the payment of interest and penalties accrued as of June 30, 2007 and January 1, 2007, respectively.
The Company expects the effective tax rate to be at 37.5% for the remainder of the year absent the impact of numerous factors including intervening audit settlements, changes in federal, state or foreign law and changes in the locational mix of the Company’s income.
Net income for the quarter increased 25.4% as compared with the second quarter of 2006. Diluted earnings per share were $0.79 as compared with $0.60 in 2006.

Segment Review
McGraw-Hill Education

	Second		Second
	Quarter	%	Quarter
(millions of dollars)	2007	Increase	2006

Revenue
School Education Group	$403.3	3.3	$390.4
Higher Education, Professional and International	244.0	10.3	221.3

Total revenue	$647.3	5.8	$611.7

Operating profit	$80.4	18.6	$67.8

% Operating margin	12.4		11.1

Revenue and operating profit for the McGraw-Hill Education (MHE) segment increased 5.8% and 18.6%, respectively, over the prior year. Foreign exchange rates positively impacted revenue growth by $4.5 million and had an immaterial impact on operating profit growth.
In the second quarter of 2007, revenue for the McGraw-Hill School Education Group (SEG) increased $12.9 million or 3.3% as compared with the second quarter of 2006.
Total U.S. PreK-12 enrollment for 2006-2007 is estimated at 55.0 million students, up 0.5% from 2005-2006, according to the National Center for Education Statistics (NCES). The total available state new adoption market in 2007 is estimated at between $750 million and $800 million compared with approximately $685 million in 2006.
The year’s key opportunities in the state new adoption market are primarily offered by math in Texas and science in California. Additionally, science in South Carolina and reading/literature in Tennessee and Indiana provide large opportunities for 2007. Other states, such as North Carolina, offer excellent opportunities in smaller curriculum areas where SEG has a competitive edge in the music, art, and vocational education disciplines.
In the adoption market, strong performances in 6-12 math in Texas, K-12 science in California, K-8 science in South Carolina, and K-5 reading in Indiana contributed to SEG’s second quarter revenue growth. However, sales volume of Open Court Reading declined significantly in California, North Carolina and Texas in 2007 compared to 2006.
In the open territory, SEG had a strong performance in science winning preK-5 in Washington DC. In reading/literature, SEG wins included K-5 in Peoria, Arizona; Valley View, Illinois; the Fox School District in Missouri; and Madison, Arizona. Social studies 6-12 was adopted in Washington, DC.; and in music, SEG’s Spotlight on Music was adopted in Prince George’s County, Maryland.
According to statistics compiled by the Association of American Publishers (AAP), total net basal and supplementary sales of elementary and secondary instructional materials were down by 7.6% through May 2007 compared to the same period in 2006.
In the testing market, SEG’s second-quarter custom testing contracts decreased slightly over the prior year due to the discontinuation of the Kentucky and Maryland contracts, partially offset by the new Georgia contract and increased work in the Tennessee, Missouri, Indiana and Qatar contracts. SEG continued to invest in technology to improve efficiencies in developing, delivering, and scoring custom assessments. The non-custom or “shelf” test products volume decreased in the second quarter of 2007 compared to the same period in 2006, as scoring of Terra Nova declined.

At the McGraw-Hill Higher Education, Professional and International Group (HPI), revenue increased $22.7 million or 10.3% compared to prior year.
For higher education all three imprints, Science, Engineering and Mathematics (SEM), Humanities, Social Science and Languages (HSSL) and Business and Economics (B&E) performed well, with SEM experiencing the highest gain of the three imprints. Key titles contributing to the second quarter 2007 performance included McConnell, Economics, 16/e; Sabin, Gregg Reference Manual, 10/e; Knorre, Puntos De Partida,7/e; Lucas, The Art of Public Speaking, 9/e; Nickels, Understanding Business,7/e; and Shier, Hole’s Essentials of Anatomy and Physiology, 9/e.
Contributing to the second quarter performance of professional titles were the releases of the McGraw-Hill Encyclopedia of Science and Technology, 10/e; Harrison’s Manual of Internal Medicine; The Millionaire Maker’s Guide to Creating a Cash Machine for Life; The Nursing Spectrum Drug Handbook, 2008; and Harrison’s Principles of Internal Medicine, 16/e.
Internationally, strong performance of professional titles, particularly the McGraw-Hill Encyclopedia of Science and Technology, 10/e in Australia and Asia, contributed to HPI growth.
Financial Services

	Second		Second
	Quarter	%	Quarter
(millions of dollars)	2007	Increase	2006

Revenue	$821.0	21.2	$677.3
Operating profit	$401.4	27.9	$313.9

% Operating margin	48.9		46.3

Financial Services revenue and operating profit increased substantially over second quarter 2006 results. Foreign exchange positively impacted revenue growth by $12.1 million and had an immaterial impact on operating profit growth.
The Financial Services segment’s increase in revenue and operating profit was due to the performance of structured finance and corporate (industrials and financial services) and government ratings, which represented approximately 42.1% and 38.1%, respectively, of the growth in revenue. In the U.S., issuance of collateralized debt obligations (CDOs) and commercial mortgage-backed securities (CMBS) drove growth in structured finance, while in Europe issuance across all asset classes grew at a double-digit pace. The growth in corporate ratings issuance was driven primarily by acquisition financing, while public finance also performed well in the quarter with issuance driven by new money issuance and refundings.
Total U.S. structured finance new issue dollar volume increased 5.5% in the second quarter versus prior year. U.S. CDO issuance increased 58.0%, according to Harrison Scott Publications and Standard & Poor’s internal estimates (Harrison Scott Publications/S&P). Despite weakness in issuance of cash CDOs backed by subprime residential mortgage-backed securities, overall issuance of U.S. CDOs remained strong due to growth in other sectors such as issuance of hybrids and synthetics as well as issuance of collateralized loan obligations (CLOs) which was fueled by the robust acquisition financing market. U.S. commercial mortgage-backed securities (CMBS) issuance increased 38.5% over the prior year due to higher mortgage originations driven by the low interest rate environment and strong commercial real estate fundamentals as well as rising property values and refinancing of maturing deals. U.S. residential mortgage-backed securities (RMBS) issuance decreased 12.4%, driven primarily by declines in the subprime and home equity sectors. According to Thomson Financial, U.S. corporate issuance by dollar volume for the second quarter of 2007 increased 34.5%, with investment grade up 33.0% and high yield issuance up 42.6%, driven by continued robust merger and acquisition activity and opportunistic financing as issuers took advantage of favorable market conditions. The U.S. municipal market grew 15.3%, coming off a slow second quarter 2006, reflecting increased levels of new money issuance and refunding due to favorable interest rates. Bank loan ratings, counterparty credit ratings as well as derivatives ratings all showed strong growth in the quarter.
In Europe for the second quarter, structured finance issuance grew 46.1% primarily driven by growth in CMBS and RMBS. Market fundamentals and demand for commercial real estate remained strong in Europe. A stable economic backdrop combined with moderate home price growth in most European countries fueled demand for mortgage credit and RMBS volumes picked up as new and existing issuers took advantage of tight spreads. European corporate issuance was up 27.0% in the second quarter due to solid growth in the industrials and financial services sectors resulting primarily from strong merger and acquisition activity. High yield issuance in Europe was up 89.1% for the quarter.
Structured finance will continue to drive global growth in 2007 with increases expected in all regions around the world. However, financial market concerns regarding the credit quality of subprime mortgages could adversely impact future debt issuance of residential mortgage backed securities and CDOs backed by subprime RMBS in the United States. On July 10, 2007, Standard & Poor’s placed 612 classes of residential mortgage-backed securities backed by U.S. subprime collateral on CreditWatch with negative implications. Some of these classes have subsequently been downgraded. Standard & Poor’s also indicated that it would assess the impact of these potential negative movements on related asset classes, such as CDOs. Similar actions were taken by other credit ratings agencies as well. Notwithstanding the current market environment in the U.S., the Company had been anticipating a decline in residential mortgage originations as well as a slow down in the rate of growth of CDO issuance versus the significant rates of growth experienced in the past. U.S. residential mortgage backed securities issuance is expected to decline by approximately 20%-30% in the second half of the year which would result in approximately a 15%-20% decline in issuance for the year. Slower growth in U.S. CDO issuance is also expected, with growth rates ranging from approximately 15%-20% for the balance of the year. U.S. CDO growth for the year is expected to range between approximately 40-45% versus 93% in the first half of 2007. The outlook for both asset classes as well as others is dependent upon many factors including the general condition of the economy, interest rates, credit quality and spreads, and the level of liquidity in the financial markets.
Standard & Poor’s is a leading provider of data, analysis and independent investment advice and recommendations. Securities information products such as RatingsXpress and RatingsDirect performed well as customer demand for fixed income data increased. CUSIP issuance volume also increased. The Capital IQ product showed growth with the number of clients increasing 28.9% over the second quarter of 2006 and up 4.8% versus the first quarter of 2007. Market conditions continued to be challenging in equity research.
Revenue related to Standard & Poor’s indices increased as assets under management for exchange-traded funds (ETFs) rose 20.9% from June 30, 2006 to $178.6 billion as of June 30, 2007. ETF assets under management at December 31, 2006 were $167.3 billion.
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

Standard & Poor’s Ratings Services is a credit rating agency that has been designated as one of seven Nationally Recognized Statistical Rating Organizations, or NRSROs, by the Securities and Exchange Commission (SEC). The SEC first began designating NRSROs in 1975, for use of their credit ratings, in the determination of capital charges for registered brokers and dealers under the SEC’s Net Capital Rule. During the last five years, the SEC has been examining the purpose of and the need for greater regulation of NRSROs. During this period, the SEC issued a report on the role and function of credit rating agencies, a concept release that questioned whether the SEC should continue to designate NRSROs for regulatory purposes, and a rule proposal to define NRSROs.
Credit rating agency legislation entitled “Credit Rating Agency Reform Act of 2006” was signed into law by President Bush on September 29, 2006. The legislation creates a new SEC registration system for rating agencies that want to be treated as NRSROs. Eligible agencies include those with business models different from the existing NRSROs, including Standard & Poor’s. Registrants, including existing NRSROs, will need to submit policies, methodologies, performance data and other materials the SEC requires under the new rules issued in final form in June 2007. New firms must provide evidence that certain capital market participants regard them as issuers of quality credit opinions. The SEC will have a limited time to deny an application. Registered NRSROs will need to certify annually as to the accuracy of application materials and list material changes. The SEC is given new, expansive authority and oversight of NRSROs and will be able to censure NRSROs, revoke their registration or limit or suspend their registration in certain cases. The SEC is not supposed to be injected into the analytical process, ratings criteria or methodology. Importantly, an agency’s decision to register and comply with the law will not constitute a waiver of or diminish any right, defense or privilege available under applicable law. Pre-emption language is included consistent with other legal precedent. The Company does not believe this legislation will have a material adverse effect on its financial condition or results of operations.
On February 5, 2007, the SEC issued proposed rules to implement the 2006 legislation and a draft Form NRSRO for applicants to complete in registering with the SEC. Public comments were due by March 12, 2007. Standard & Poor’s submitted comments on March 12, 2007 and submitted a second set of comments on March 26, 2007. On May 23, 2007, the SEC voted to adopt the proposed rules and application form. The effective date of Form NRSRO and rules relating to it was June 18, 2007; the remaining rules were effective on June 26, 2007. Standard & Poor’s submitted its application on Form NRSRO on June 25, 2007 and expects to receive the SEC’s decision by late September. Standard & Poor’s will continue to be an NRSRO under the prior regime until the SEC determines its application.
The legal status of rating agencies has also been addressed by courts in the United States in various decisions and is likely to be considered and addressed in legal proceedings from time to time in the future.
Outside the United States, particularly in Europe, regulators and government officials also have reviewed whether credit rating agencies should be subject to formal oversight. In the past several years, the European Commission, the Committee of European Securities Regulators (CESR) and the International Organization of Securities Commissions (IOSCO) have issued reports, consultations and questionnaires on the role of credit agencies and potential regulation. IOSCO’s review culminated in December 2004 with its Code of Conduct Fundamentals for rating agencies. Standard & Poor’s worked closely with IOSCO in its drafting of the code and earlier principles on which the code was based. In October 2005, Standard & Poor’s replaced its existing code of practices and procedures with a new Ratings Services Code of Conduct which is consistent with the IOSCO Code. In February 2006, Standard & Poor’s Ratings Services published a report concerning implementation of its Code of Conduct. Standard & Poor’s met with representatives of CESR in June 2006 to discuss the Ratings Services Code of Conduct and Implementation Report. In July 2006, CESR published a questionnaire for comment on rating agencies’ codes of conduct and implementation. CESR published the comments it received last fall. In December 2006, pursuant to a request by the European Commission, CESR issued its first annual report to the European Commission on compliance by credit rating agencies with the IOSCO Code. CESR concluded that the four agencies it reviewed (Standard & Poor’s Ratings Services, Moody’s Investors Service, Fitch Ratings and Dominion Bond Rating Service) are largely compliant with the IOSCO Code. CESR noted areas for improvement and plans to review these areas in 2007. CESR stated it will also assess in its next report the impact of the new U.S. law and SEC rules on the ratings industry in Europe. On May 11, 2007, at CESR’s request, Standard & Poor’s sent an updated letter on its Code compliance and responses to CESR’s first annual report.
CESR plans to meet with rating agencies this fall and issue its second annual report on rating agencies’ compliance with the IOSCO Code by April 30, 2008. On June 22, 2007, CESR published a questionnaire for public input on structured finance ratings and processes. Comments are due by July 31, 2007.
IOSCO conducted a similar review of rating agencies’ implementation of IOSCO’s model Code of Conduct and issued a report for public consultation in February 2007. IOSCO’s draft conclusions on implementation by the major rating agencies are positive overall. Standard & Poor’s submitted its comments on May 11, 2007.
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
Information & Media

	Second	%	Second
	Quarter	Increase/	Quarter
(millions of dollars)	2007	(Decrease)	2006

Revenue
Business-to-Business	$223.1	7.9	$206.7
Broadcasting	26.8	(16.0)	31.9

Total revenue	$249.9	4.7	$238.6

Operating profit	$14.7	13.1	$13.0

% Operating margin	5.9		5.4

In the second quarter 2007, revenue grew by 4.7% or $11.3 million over the prior year while operating profit increased $1.7 million. During 2006, the Sweets building products database was integrated into the McGraw-Hill Construction Network, providing architects, engineers and contractors a powerful new search function for finding, comparing, selecting and purchasing products. This integration transformed Sweets from a primarily print catalog to a bundled print and online service. Historically, Sweets file sales were recognized in the fourth quarter of each year when catalogs were delivered to its customers. Online service revenue is recognized as the service is provided. Sales of the bundled product will be recognized ratably over the service period, primarily 2007. $6.5 million of revenue and $5.8 million of operating profit were recorded in the Business-to-Business Group in the second quarter of 2007 related to the Sweets transformation. In Broadcasting, comparisons to second quarter 2006 are driven by the declines in political advertising and in local and national advertising, particularly in the automotive and services sector. Foreign exchange rates had an immaterial impact on revenue growth and operating profit growth.
At the Business-to-Business Group, revenue in the second quarter increased 7.9% compared to prior year due to growth in oil, natural gas and power news and pricing products and the Sweets transformation. According to the Publishing Information Bureau (PIB), BusinessWeek’s advertising pages in the global edition for the second quarter were down 20.0%, with comparable number of issues year to year for PIB purposes and advertising revenue recognition purposes. BusinessWeek.com continues to improve its performance with increases in advertising compared with the second quarter 2006. The Company continues to make investments in the BusinessWeek.com brand.
Oil, natural gas and power news and pricing products experienced growth as a result of the increased need for market information due to volatility in the price of crude oil and other commodities. The Business-to-Business Group also benefited from the Paris Air Show which occurs in the second quarter of odd numbered years. There was no comparable show in the second quarter of 2006.
The release of new studies in the financial services and the healthcare sectors, increased penetration of existing studies and additional proprietary work in the automotive sector, positively influenced growth for the Business-to-Business Group in the second quarter of 2007 over the same period in 2006.
Through the first six months of 2007, total U.S. construction starts were down 14% versus a year ago. The decline reflected a sharply reduced amount of residential building, which retreated 26%. At the same time, nonresidential building in the January-June period held steady with last year’s first half pace, and nonbuilding construction advanced 4%.
Broadcasting revenue for the quarter declined by 16.0% in 2007 compared to the second quarter of the prior year. Broadcasting benefited in 2006 from political advertising which included proposition advertising in Indiana, Colorado, and California and house and governor races in California. No such comparable events occurred in 2007. Additionally, the Group’s decision not to renew the Oprah Winfrey Show for the San Diego and Denver ABC affiliates negatively impacted growth. Local and national advertising declined primarily due to the automotive and services categories.
Results of Operations — Comparing Six Months Ended June 30, 2007 and 2006
Consolidated Review
The Segment Review that follows is incorporated herein by reference.
Revenue and Operating Profit

	Six Months	%	Six Months
(millions of dollars)	2007	Increase	2006

Revenue	$3,014.6	13.0	$2,668.2
Operating profit *	$763.7	38.6	$550.9

% Operating margin	25.3		20.7

*	Operating profit is income from operations before taxes on income, interest expense and corporate expense.
In the first six months of 2007 the Company achieved growth in revenue and operating profit of 13.0% and 38.6%, respectively. The increase in revenue is primarily attributable to growth in the Financial Services segment. The six month period reflects the seasonal nature of the Company’s educational publishing operations, with the first quarter being the least significant and the third quarter being the most significant. Foreign exchange rates positively impacted revenue growth by $28.4 million and negatively impacted operating profit growth by $5.0 million.
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
The transformation of Sweets to an internet-based sales and marketing solution benefited revenue and operating profit by $13.0 million and $11.6 million, respectively, for the period.

The Company implemented Financial Accounting Standard Board’s Statement No. 123(R), Share Based Payment, on January 1, 2006. Included in the 2006 stock-based compensation expense is a one-time charge of $23.8 million from the elimination of the Company’s restoration stock option program.
Product revenue increased 5.4% in the first six months of 2007, due primarily to increases at McGraw-Hill Education.
Product operating-related expenses were flat, which include amortization of prepublication costs, primarily due to the growth in expenses at McGraw-Hill Education from the increase in direct expenses relating to product development, completely offset by cost containment. Amortization of prepublication costs increased by $9.4 million or 12.4%, as compared with same period in 2006, as a result of product mix and adoption cycles.
Product related selling and general expenses increased 5.4%, primarily due to sales opportunities at McGraw-Hill Education. The product margin improved 2.3% mainly due to the improved opportunities at McGraw-Hill Education. The adoption market in 2007 is expected to be between $750 million and $800 million as compared with $685 million in 2006.
Service revenue increased 16.6% in the first six months of 2007, due primarily to a 21.3% increase in Financial Services. Financial Services increased primarily due to the performance of structured finance ratings and corporate (industrial and financial services) and government finance ratings. In the U.S., collateralized debt obligations (CDOs) drove issuance growth in structured finance, while in Europe issuance grew across all asset classes at a double-digit pace. Acquisition related financing drove growth in corporate finance issuance in both industrials and financial services. Public finance issuance was driven by strong new money issuance and refundings. The service margin increased to 34.6%.
Total expenses in the first six months of 2007 increased 6.9% due primarily to the growth in Financial Services.
During 2006, the Company restructured a limited number of business operations to enhance the Corporation’s long-term growth prospects. As a result, in 2006, the Company recorded a restructuring charge of $31.5 million pre-tax, consisting mostly of vacant facilities and employee severance costs of $8.7 million for Information & Media, $16.0 million for McGraw-Hill Education, and $6.8 million for Corporate. The after-tax charge recorded was $19.8 million or $0.06 per share. For the six months ended June 30, 2007, the Company has paid approximately $7.6 million, consisting primarily of employee severance and benefit costs. The remaining reserve at June 30, 2007 was approximately $13.0 million.
In the first six months of 2007, depreciation expense increased 3.3% to $57.7 million as a result of increased depreciation of technology related equipment and facilities. Amortization of intangibles decreased 4.0% to $23.1 million in the first six months of 2007.
Interest expense increased to $13.3 million in the first six months of 2007, compared with $6.0 million in 2006. This increase is attributed to higher average short-term debt borrowings at higher interest rates for the six months ended June 30, 2007. Average total short-term borrowings consisting of commercial paper, extendible commercial notes (ECNs), and promissory note borrowings outstanding for the six months ended June 30, 2007 was $440.1 million at an average interest rate of 5.3%. This compares to average total short-term borrowings consisting of commercial paper outstanding for the six months ended June 30, 2006 of $214.9 million at an average interest rate of 5.0%. There were no ECNs or promissory note borrowings outstanding during the six months ended June 30, 2006 (see Note 7). Included in the first six months of 2007 and 2006 is approximately $4.3 million and $4.5 million, respectively, of interest expense related to the sale leaseback of the Company’s headquarters building in New York City (See Note 11). Also included in the six month periods of 2007 and 2006, is interest income earned on investment balances.
For the six months ended June 30, 2007 and June 30, 2006 the effective tax rate was 37.6% and 37.2%, respectively in each year. The minor increase in the effective tax rate for the six months ended June 30, 2007, compared to the prior period, is primarily attributable to the net effect of several items including the accounting for uncertain tax positions, the non-recurring book gain (a discrete tax item) in connection with the sale of the Company’s mutual fund data business, a state tax audit settlement (a discrete tax item), and an enacted change in the NYS corporate tax laws. The Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48) on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized an increase in the liability for unrecognized tax benefits of approximately $5.2 million, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. The total amount of federal, state and local, and foreign unrecognized tax benefits as of January 1, 2007 was $75.1 million. Included in the balance at January 1, 2007, are $13.5 million of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. In addition to the unrecognized tax benefits, the Company has approximately $11.0 million and $8.7 million, net of tax benefit, for the payment of interest and penalties accrued as of June 30, 2007 and January 1, 2007, respectively.
The Company expects the effective tax rate to be at 37.5% for the remainder of the year absent the impact of numerous factors including intervening audit settlements, changes in federal, state or foreign law and changes in the locational mix of the Company’s income.
Net income for the six month period increased 42.6% as compared with the similar period in 2006. Diluted earnings per share were $1.18 as compared with $0.79 in 2006. Included in 2007 is the $0.03 after-tax impact of the divestiture of the Financial Services’ mutual fund data business. Included in 2006 is a $0.04 after-tax charge from termination of the Company’s restoration stock program.
McGraw-Hill Education

	Six		Six
	Months	%	Months
(millions of dollars)	2007	Increase	2006

Revenue
School Education Group	$548.1	2.1	$536.9
Higher Education, Professional and International	430.9	10.8	388.9

Total revenue	$979.0	5.7	$925.8

Operating loss	($10.3)	64.8	($29.3)

% Operating margin	(1.1)		(3.2)

Revenue for the McGraw-Hill Education (MHE) segment increased 5.7% over the prior year, while operating loss improved by $19.0 million. The six months ended June 30, 2007 reflects the seasonal nature of the Company’s educational publishing operations, with the first quarter being the least significant, and the third quarter being the most significant. Foreign exchange rates positively impacted revenue growth by $6.6 million and had an immaterial impact on operating loss improvement.
McGraw-Hill Education’s stock-based compensation expense for the six months ended June 30, 2006 included a one-time charge of $4.2 million from the elimination of the Company’s restoration stock option program.
In the first six months of 2007, revenue for the McGraw-Hill School Education Group (SEG) increased $11.2 million or 2.1% as compared with the first six months of 2006. This comparison also reflects the fact that in early 2006 SEG had $9.0 million in Texas sales that had been delayed from the previous year owing to the state’s late funding of the 2005 adoption.
Total U.S. PreK-12 enrollment for 2006-2007 is estimated at 55.0 million students, up 0.5% from 2005-2006, according to the National Center for Education Statistics (NCES). The total available state new adoption market in 2007 is estimated at between $750 million and $800 million compared with approximately $685 million in 2006.
The year’s key opportunities in the state new adoption market are primarily offered by math in Texas and science in California. Additionally, science in South Carolina and reading/literature in Tennessee and Indiana provide large opportunities for 2007. Other states, such as North Carolina, offer excellent opportunities in smaller curriculum areas where SEG has a competitive edge in the music, art, and vocational education disciplines.
In the adoption market, strong performances in 6-12 math in Texas, K-12 science in California, K-8 science in South Carolina, K-12 music in North Carolina and K-5 reading in Indiana contributed to SEG’s revenue growth, partially offset by decreased volume in science in Florida. Additionally, sales volume of Open Court Reading declined significantly in California, North Carolina and Texas in 2007 compared to 2006.
In the open territory, SEG had a strong performance in science with wins in preK-5 in Washington DC. In reading/literature, SEG wins included K-5 in Peoria; Arizona; Valley View, Illinois; the Fox School District in Missouri; and Madison, Arizona. Social studies 6-12 was adopted in Washington, DC; and in music, SEG’s Spotlight on Music was adopted in Prince Georges County, Maryland.
According to statistics compiled by the Association of American Publishers (AAP), total net basal and supplementary sales of elementary and secondary instructional materials were down by 7.6% through May 2007 compared to the same period in 2006.
In the testing market, SEG’s custom testing contracts increased over the prior year as additional work related to the new statewide assessment program in Georgia, and additional work on the Indiana, Missouri and Qatar contracts was partially offset by decreased work in New York and discontinuation of the contract in Kentucky. SEG continued to invest in technology to improve efficiencies in developing, delivering, and scoring custom assessments. The non-custom or “shelf” test products volume decreased in the first six months of 2007 compared to the same period in 2006 as shelf scoring declined.
At the McGraw-Hill Higher Education, Professional and International Group (HPI), revenue increased $42.0 million or 10.8% compared to prior year.
For higher education all three imprints, Science, Engineering and Mathematics (SEM), Humanities, Social Science and Languages (HSSL) and Business and Economics (B&E) performed well, with SEM experiencing the highest gain of the three imprints. Key titles contributing to first six months performance included Lucas, The Art of Public Speaking, 9/e; Sabin, Gregg Reference Manual, 10/e; McConnell, Economics 16/e and 17/e; Knorre, Puntos De Partida, 7/e; Shier, Hole’s Essentials of Human Anatomy and Physiology, 9/e; and Ober, Gregg College Keyboarding, 10/e.

Contributing to the performance of professional titles were the releases of the McGraw-Hill Encyclopedia of Science and Technology, 10/e; Harrison’s Principles of Internal Medicine,16e; Harrison’s Manual of Internal Medicine; Crucial Conversations; and The Millionaire Maker’s Guide to Creating a Cash Machine for Life.
Internationally, strong performance of professional titles in Australia contributed to HPI growth. Also contributing to HPI’s revenue growth in the six month period ending June 30, 2007 were increased adoptions in India and increased higher education volume in Korea and China. Special school funding in British Columbia and Ontario, Canada, which occurred in 2006 did not recur in 2007, affecting comparisons.
Financial Services

	Six		Six
	Months	%	Months
(millions of dollars)	2007	Increase	2006

Revenue	$1,549.9	21.3	$1,277.3
Operating profit	$749.4	32.5	$565.5

% Operating margin	48.4		44.3

Financial Services revenue and operating profit increased substantially over the first six months of 2006 results. Foreign exchange positively impacted revenue growth by $21.6 million and negatively impacted operating profit growth by $2.3 million, respectively.
The Financial Services’ stock-based compensation expense for the six months ended June 30, 2006 included a one-time charge of $2.1 million from the elimination of the Company’s restoration stock option program.
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
The Financial Services segment’s increase in revenue and operating profit was due to the performance of structured finance and corporate (industrial and financial services) and government ratings, which represented approximately 41.4% and 36.3%, respectively, of the growth in revenue. In the U.S., collateralized debt obligations (CDOs) drove issuance growth in structured finance, while in Europe issuance grew across all asset classes at a double-digit pace. Acquisition related financing drove growth in corporate finance issuance in both industrials and financial services. Public finance issuance was driven by strong new money issuance and refundings.
Total U.S. structured finance new issue dollar volume increased 10.7% versus prior year. U.S. CDO issuance increased 93.2%, according to Harrison Scott Publications and Standard & Poor’s internal estimates (Harrison Scott Publications/S&P). Despite weakness in issuance of cash CDOs backed by subprime residential mortgage-backed securities during the second quarter, overall issuance of U.S. CDOs for the first half remained strong due to growth in other sectors such as hybrids and synthetics, as well as issuance of collateralized loan obligations (CLOs)which was fueled by the robust acquisition financing market. U.S. commercial mortgage-backed securities (CMBS) issuance increased 36.8% over the prior year due to higher mortgage originations driven by the low interest rate environment and strong commercial real estate fundamentals as well as rising property values and refinancing of maturing deals. U.S. residential mortgage-backed securities (RMBS) issuance decreased 11.6%, driven primarily by declines in the subprime and affordability products and home equity sectors. According to Thomson Financial, U.S. corporate issuance by dollar volume for the first half of 2007 increased 42.1%, with investment grade up 40.8% and high yield issuance up 50.4%, driven by continued robust merger and acquisition activity as well as opportunistic financing as issuers took advantage of favorable market conditions. The U.S. municipal market grew 28.7%, as compared with a relatively slow first half of 2006, reflecting increased levels of refunding due to favorable interest rates. Bank loan ratings, derivatives ratings as well as counterparty credit ratings all showed strong growth in the first half.
In Europe, structured finance issuance grew 85.2% as all structured finance asset classes experienced growth, with CDOs, CMBS and RMBS being particularly strong. CDO issuance was driven by a surge in cash CDO deals due in part to a robust market for CLOs. A stable economic backdrop combined with moderate home price growth in most European countries fueled demand for mortgage credit and RMBS volumes picked up as new and existing issuers took advantage of tight spreads. European corporate issuance was up due to solid growth in the industrials and financial services sectors.
Structured finance will continue to drive global growth in 2007 with increases expected in all regions around the world. However, financial market concerns regarding the credit quality of subprime mortgages could adversely impact future debt issuance of residential mortgage backed securities and CDOs backed by subprime RMBS in the United States. On July 10, 2007, Standard & Poor’s placed 612 classes of residential mortgage-backed securities backed by U.S. subprime collateral on CreditWatch with negative implications. Some of these classes have subsequently been downgraded. Standard & Poor’s also indicated that it would assess the impact of these potential negative movements on related asset classes, such as CDOs. Similar actions were taken by other credit ratings agencies as well. Notwithstanding the current market environment in the U.S., the Company had been anticipating a decline in residential mortgage originations as well as a slow down in the rate of growth of CDO issuance versus the significant rates of growth experienced in the past. U.S. residential mortgage backed securities issuance is expected to decline by approximately 20%-30% in the second half of the year which would result in approximately a 15%-20% decline in issuance for the year. Slower growth in U.S. CDO issuance is also expected with growth rates ranging from approximately 15%-20% for the balance of the year. U.S. CDO growth for the year is expected to range between approximately 40-45% versus 93% in the first half of 2007. The outlook for both asset classes as well as others is dependent upon many factors including the general condition of the economy, interest rates, credit quality and spreads, and the level of liquidity in the financial markets.
Standard & Poor’s is a leading provider of data, analysis and independent investment advice and recommendations. Securities information products such as RatingsXpress and RatingsDirect performed well as customer demand for fixed income data increased. The Capital IQ product showed growth with the number of clients increasing 28.9% versus June 30, 2006 and 12.2% over year-end 2006. Market conditions continued to be challenging in equity research.
Revenue related to Standard & Poor’s indices increased as assets under management for exchange-traded funds (ETFs) rose 20.9% from June 30, 2006 to $178.6 billion as of June 30, 2007. ETF assets under management at December 31, 2006 were $167.3 billion.
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
Standard & Poor’s Ratings Services is a credit rating agency that has been designated as one of seven Nationally Recognized Statistical Rating Organizations, or NRSROs, by the Securities and Exchange Commission (SEC). The SEC first began designating NRSROs in 1975, for use of their credit ratings, in the determination of capital charges for registered brokers and dealers under the SEC’s Net Capital Rule. During the last five years, the SEC has been examining the purpose of and the need for greater regulation of NRSROs. During this period, the SEC issued a report on the role and function of credit rating agencies, a concept release that questioned whether the SEC should continue to designate NRSROs for regulatory purposes, and a rule proposal to define NRSROs.
Credit rating agency legislation entitled “Credit Rating Agency Reform Act of 2006” was signed into law by President Bush on September 29, 2006. The legislation creates a new SEC registration system for rating agencies that want to be treated as NRSROs. Eligible agencies include those with business models different from the existing NRSROs, including Standard & Poor’s. Registrants, including existing NRSROs, will need to submit policies, methodologies, performance data and other materials the SEC requires under the new rules issued in final form in June 2007. New firms must provide evidence that certain capital market participants regard them as issuers of quality credit opinions. The SEC will have a limited time to deny an application. Registered NRSROs will need to certify annually as to the accuracy of application materials and list material changes. The SEC is given new, expansive authority and oversight of NRSROs and will be able to censure NRSROs, revoke their registration or limit or suspend their registration in certain cases. The SEC is not supposed to be injected into the analytical process, ratings criteria or methodology. Importantly, an agency’s decision to register and comply with the law will not constitute a waiver of or diminish any right, defense or privilege available under applicable law. Pre-emption language is included consistent with other legal precedent. The Company does not believe this legislation will have a material adverse effect on its financial condition or results of operations.
On February 5, 2007, the SEC issued proposed rules to implement the 2006 legislation and a draft Form NRSRO for applicants to complete in registering with the SEC. Public comments were due by March 12, 2007. Standard & Poor’s submitted comments on March 12, 2007 and submitted a second set of comments on March 26, 2007. On May 23, 2007, the SEC voted to adopt the proposed rules and application form. The effective date of Form NRSRO and rules relating to it was June 18, 2007; the remaining rules were effective on June 26, 2007. Standard & Poor’s submitted its application on Form NRSRO on June 25, 2007 and expects to receive the SEC’s decision by late September. Standard & Poor’s will continue to be an NRSRO under the prior regime until the SEC determines its application.
The legal status of rating agencies has also been addressed by courts in the United States in various decisions and is likely to be considered and addressed in legal proceedings from time to time in the future.
Outside the United States, particularly in Europe, regulators and government officials also have reviewed whether credit rating agencies should be subject to formal oversight. In the past several years, the European Commission, the Committee of European Securities Regulators (CESR) and the International Organization of Securities Commissions (IOSCO) have issued reports, consultations and questionnaires on the role of credit agencies and potential regulation. IOSCO’s review culminated in December 2004 with its Code of Conduct Fundamentals for rating agencies. Standard & Poor’s worked closely with IOSCO in its drafting of the code and earlier principles on which the code was based. In October 2005, Standard & Poor’s replaced its existing code of practices and procedures with a new Ratings Services Code of Conduct which is consistent with the IOSCO Code. In February 2006, Standard & Poor’s Ratings Services published a report concerning implementation of its Code of Conduct. Standard & Poor’s met with representatives of CESR in June 2006 to discuss the Ratings Services Code of Conduct and Implementation Report. In July 2006, CESR published a questionnaire for comment on rating agencies’ codes of conduct and implementation. CESR published the comments it received last fall. In December 2006, pursuant to a request by the European Commission, CESR issued its first annual report to the European Commission on compliance by credit rating agencies with the IOSCO Code. CESR concluded that the four agencies it reviewed (Standard & Poor’s Ratings Services, Moody’s Investors Service, Fitch Ratings and Dominion Bond Rating Service) are largely compliant with the IOSCO Code. CESR noted areas for improvement and plans to review these areas in 2007. CESR stated it will also assess in its next report the impact of the new U.S. law and SEC rules on the ratings industry in Europe. On May 11, 2007, at CESR’s request, Standard & Poor’s sent an updated letter on its Code compliance and responses to CESR’s first annual report.
CESR plans to meet with rating agencies this fall and issue its second annual report on rating agencies’ compliance with the IOSCO Code by April 30, 2008. On June 22, 2007, CESR published a questionnaire for public input on structured finance ratings and processes. Comments are due by July 31, 2007.
IOSCO conducted a similar review of rating agencies’ implementation of IOSCO’s model Code of Conduct and issued a report for public consultation in February 2007. IOSCO’s draft conclusions on implementation by the major rating agencies are positive overall. Standard & Poor’s submitted its comments on May 11, 2007.
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
Information & Media

	Six	%	Six
	Months	Increase/	Months
(millions of dollars)	2007	(Decrease)	2006

Revenue
Business-to-Business	$435.2	7.7	$404.1
Broadcasting	50.5	(17.2)	61.0

Total revenue	$485.7	4.4	$465.1

Operating profit	$24.6	67.3	$14.7

% Operating margin	5.1		3.1

In the first six months of 2007, revenue grew by 4.4% or $20.6 million over the prior year while operating profit increased $9.9 million. During 2006, the Sweets building products database was integrated into the McGraw-Hill Construction Network, providing architects, engineers and contractors a powerful new search function for finding, comparing, selecting and purchasing products. This integration transformed Sweets from a primarily print catalog to a bundled print and online service. Historically, Sweets file sales were recognized in the fourth quarter of each year when catalogs were delivered to its customers. Online service revenue is recognized as the service is provided. Sales of the bundled product will be recognized ratably over the service period, primarily 2007. $13.0 million of revenue and $11.6 million of operating profit were recorded in the Business-to-Business Group in the first half of 2007 related to the Sweets transformation. In Broadcasting, comparisons to the first six months of 2006 are driven by the declines in local and national advertising, particularly in the automotive sector. Foreign exchange rates had an immaterial impact on revenue growth and a negative impact of $2.2 million on segment operating profit growth.
Information & Media’s stock-based compensation expense for the six months ended June 30, 2006 included a one-time charge of $2.7 million from the elimination of the Company’s restoration stock option program.
At the Business-to-Business Group, revenue in the first six months of 2007 increased 7.7% compared to prior year due to growth in oil, natural gas and power news and pricing products and the Sweets transformation. According to the Publishing Information Bureau (PIB), BusinessWeek’s advertising pages in the global edition for the first six months of 2007 were down 12.6%, with comparable number of issues year to year for PIB purposes and advertising revenue recognition purposes. BusinessWeek.com continues to improve its performance with increases in advertising compared with the first half of 2006. The Company continues to make investments in the BusinessWeek.com brand.
Oil, natural gas and power news and pricing products experienced growth as a result of the increased need for market information due to volatility in the price of crude oil and other commodities.
The release of new studies in the financial services and the healthcare sectors, increased penetration of existing studies and additional proprietary work in the automotive sector, positively influenced growth for the Business-to-Business Group in the first six months of 2007 over the same period in 2006.
Through the first six months of 2007, total U.S. construction starts were down 14% versus a year ago. The decline reflected a sharply reduced amount of residential building, which retreated 26%. At the same time, nonresidential building in the January-June period held steady with last year’s first half pace, and nonbuilding construction advanced 4%.
Broadcasting revenue for the first six months of 2007 declined by 17.2% compared to the same period in the prior year. Broadcasting benefited in 2006 from political advertising which included proposition advertising in Indiana, Colorado and California, governors races in California and Colorado and house races in Indiana, Colorado and California. No such comparable events occurred in 2007. Additionally, the Group’s decision not to renew the Oprah Winfrey Show for the San Diego and Denver markets in 2007 and the airing of the 2006 Super Bowl on ABC, negatively impacted growth. Local and national advertising declined, with the largest declines in the automotive and services sectors.
Liquidity and Capital Resources
The Company continues to maintain a strong financial position. The Company’s primary source of funds for operations is cash generated by operating activities. The Company’s core businesses have been strong cash generators. Income and consequently cash provided from operations during the year are significantly impacted by the seasonality of businesses, particularly educational publishing. This seasonality also impacts cash flow and related borrowing patterns. The Company’s cash flow is typically greater in the second half of the year than in the first half of the year. Debt financing is used as necessary for acquisitions and for seasonal fluctuations in working capital. Cash and cash equivalents were $358.1 million at June 30, 2007, an increase of $4.6 million from December 31, 2006. Most of the cash and equivalents as of June 30, 2007 are held outside the United States. The Company’s subsidiaries maintain cash balances at financial institutions located throughout the world. These cash balances are subject to normal currency exchange fluctuations. Typically, cash held outside the U.S. is anticipated to be utilized to fund international operations or to be reinvested outside the U.S. as a significant portion of the Company’s opportunities for growth in the coming years are expected to be abroad.
Cash Flow
Operating Activities: Cash provided by operations was $388.5 million for the first six months of 2007, as compared to $293.3 million in 2006. The change in cash from operating activities is primarily the result of growth in income from operations and strong cash collections.
Accounts receivable (before reserves) increased $49.7 million from the prior year-end, primarily due to the seasonality of the educational business and growth in the financial services. The increase in accounts receivable (before reserves) was partially offset by strong cash collections. This increase compares to an increase of $15.4 million in 2006 from the 2005 year-end. Year-to-date, the number of day’s sales outstanding has deteriorated by 1 day year over year. This deterioration is the result of an increase in the proportion of non-U.S. accounts receivable. Inventories increased by $98.9 million from the end of 2006 as the Company’s education business prepares for its selling season. The increase in inventories over the prior year is primarily the result of the stronger adoption opportunities in 2007 compared with 2006.
Accounts payable and accrued expenses decreased by $187.4 million over the prior year-end primarily due to the timing of first quarter performance based compensation payments. This decrease compares to a $272.0 million decrease in 2006. Deferred taxes reduced cash from operations by $60.7 million primarily as a result of deferred tax assets relating to the accounting for share-based compensation in accordance with Statement No. 123(R).
Investing Activities: Cash used for investing activities was $208.8 million and $156.6 million in the first six months of 2007 and 2006, respectively. The change over the prior year is primarily due to purchases of property and equipment, and acquisition activity, partially offset by the disposition of the mutual fund data business.
Purchases of property and equipment totaled $83.4 million in the first six months of 2007 compared with $32.2 million in 2006. For 2007, capital expenditures are expected to be approximately $250 million and primarily relate to increased investment in the Company’s information technology data centers and other technology initiatives, a well as the new McGraw-Hill Education facility in Iowa.
Net prepublication costs increased $50.1 million to $557.9 million from December 31, 2006, as spending outpaced amortization. Prepublication investment in the current year totaled $132.6 million as of June 30, 2007, $7.6 million more than the same period in 2006. Prepublication investment for 2007 is expected to be approximately $310 million, reflecting the significant adoption opportunities in key states in 2007 and beyond.
Financing Activities: Cash used for financing activities was $182.7 million as of June 30, 2007 compared to $671.7 million in 2006. The difference is primarily attributable to the increased borrowings consisting of commercial paper, promissory note and extendible commercial note borrowings. In 2007, cash was utilized to repurchase approximately 18.1 million shares for $1.2 billion on a settlement basis. An additional 1.4 million shares were repurchased in the second quarter of 2007, which settled in July 2007 bringing the total repurchase to 19.5 million shares for $1.3 billion on a trade date basis. On a settlement basis, cash was utilized to repurchase approximately 25.5 million shares for $1.4 billion in the first six months of 2006. Shares repurchased under the repurchase program were used for general corporate purposes, including the issuance of shares for stock compensation plans and to offset the dilutive effect of the exercise of employee stock options.
Commercial paper borrowings as of June 30, 2007 totaled $536.1 million, a decrease from $678.6 million at the same point in 2006. Commercial paper borrowings are supported by the Company’s five-year revolving credit facility agreement of $1.2 billion which expires on July 20, 2009. The Company pays a facility fee of seven basis points on the credit facility whether or not amounts have been borrowed, and borrowings may be made at a spread of 13 basis points above the prevailing LIBOR rates. This spread increases to 18 basis points for borrowings exceeding 50% of the total capacity available under the facility. The facility contains certain covenants, and the only financial covenant requires that the Company not exceed indebtedness to cash flow ratio, as defined, of 4 to 1 at any time. This restriction has never been exceeded. There were no borrowings under this agreement as of June 30, 2007 and 2006.

In addition, there were $66.1 million in extendible commercial note borrowings (ECNs) outstanding at June 30, 2007. There were no ECNs borrowings outstanding at June 30, 2006. The Company has the capacity to issue ECNs of up to $240 million. ECNs replicate commercial paper, except that the Company has an option to extend the note beyond its initial redemption date to a maximum final maturity of 390 days. However, if exercised, such an extension is at a higher reset rate, which is at a predetermined spread over LIBOR and is related to the Company’s commercial paper rating at the time of extension. As a result of the extension option, no backup facilities for these borrowings are required. As is the case with commercial paper, ECNs have no financial covenants.
On April 19, 2007, the Company signed a promissory note with one of its providers of banking services to enable the Company to borrow additional funds, on an uncommitted basis, from time to time to supplement its commercial paper and ECNs borrowings. The specific terms (principal, interest rate and maturity date) of each borrowing governed by this promissory note is determined on the borrowing date of each loan. There were $392 million of borrowings outstanding under this promissory note at June 30, 2007. There were no promissory note borrowings outstanding at June 30, 2006.
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
On January 24, 2006, the Board of Directors approved a stock repurchase program authorizing the purchase of up to 45 million additional shares, which was approximately 12.1% of the total shares of the Company’s outstanding common stock. The repurchased shares may be used for general corporate purposes, including the issuance of shares in connection with the exercise of employee stock options. Purchases under this program may be made from time to time on the open market and in private transactions depending on market conditions. At December 31, 2006, authorization for the repurchase of 20 million shares remained under the 2006 program. On January 31, 2007, the Board of Directors approved a new stock repurchase program (2007 program) authorizing the repurchase of up to 45 million additional shares. The Company repurchased 19.5 million shares (on a trade date basis) from the 2006 program during the first half of 2007 for $1,273.9 million at an average price of $65.33 per share.
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
The Company has naturally hedged positions in most countries from a local currency perspective with offsetting assets and liabilities. The gross amount of the Company’s foreign exchange balance sheet exposure from operations is $183.3 million as of June 30, 2007. Management has estimated using an undiversified value-at-risk analysis with 95% certainty that the foreign exchange gains and losses should not exceed $18.3 million over the next year based on the historical volatilities of the portfolio.

The Company’s net interest expense is sensitive to changes in the general level of U.S. and foreign interest rates. Based on average debt and investments outstanding over the past three months, the following is the projected annual impact on interest expense on current operations (a rise in rates would result in an unfavorable impact and a decrease in rates would result in a favorable impact as the Company is in a net borrowing position at the present time):

Percent change in interest rates	Projected annual pre-tax impact on
(+/-)	operations (millions)
1%	$5.3
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
“Safe Harbor” Statement Under the Private Securities Litigation Reform Act of 1995
This section, as well as other portions of this document, includes certain forward-looking statements about the Company’s businesses, new products, sales, expenses, tax rates, cash flows and operating and capital requirements. Such forward-looking statements include, but are not limited to: the strength and sustainability of the U.S. and global economy; Educational Publishing’s level of success in 2007 adoptions and in open territories and enrollment and demographic trends; the level of educational funding; the level of education technology investments; the strength of School Education, Higher Education, Professional and International publishing markets and the impact of technology on them; the level of interest rates and the strength of the economic recovery, profit levels and the capital markets in the U.S. and abroad; the level of success of new product development and global expansion and strength of domestic and international markets; the demand and market for debt ratings, including collateralized debt obligations (CDO), residential mortgage and asset-backed securities and related asset classes; the regulatory environment affecting Standard & Poor’s; the level of merger and acquisition activity in the U.S. and abroad; the strength of the domestic and international advertising markets; the volatility of the energy marketplace; the contract value of public works, manufacturing and single-family unit construction; the level of political advertising; and the level of future cash flow, debt levels, product-related manufacturing expenses, pension expense, distribution expenses, postal rates, prepublication, amortization and depreciation expense, income tax rates, capital, technology, restructuring charges and other expenditures and prepublication cost investment.
Actual results may differ materially from those in any forward-looking statements because any such statements involve risks and uncertainties and are subject to change based upon various important factors, including, but not limited to, worldwide economic, financial, political and regulatory conditions; currency and foreign exchange volatility; the health of capital and equity markets, including future interest rate changes and concerns regarding the credit quality of subprime mortgages adversely impacting future debt issuances of U.S. residential mortgage backed securities and CDOs backed by subprime residential mortgages and related asset classes; the implementation of an expanded regulatory scheme affecting Standard & Poor’s ratings and services; the level of funding in the education market (both domestically and internationally); the pace of recovery in advertising; continued investment by the construction, computer and aviation industries; the successful marketing of new products, and the effect of competitive products and pricing.
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
As of June 30, 2007, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the U.S. Securities Exchange Act of 1934). Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2007.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On January 24, 2006, the Board of Directors approved a stock repurchase program authorizing the purchase of up to 45 million shares, which was approximately 12.1% of the total shares of the Company’s outstanding common stock as of January 24, 2006. As of December 31, 2006, 20 million shares remained available under the 2006 repurchase program. On January 31, 2007 the Board of Directors approved a new stock repurchase program authorizing the purchase of up to 45 million additional shares, which was approximately 12.7% of the total shares of the Company’s outstanding common stock as of January 31, 2007. In the first quarter of 2007, the Company repurchased 13.2 million shares under the 2006 program. The repurchase programs have no expiration date. The repurchased shares may be used for general corporate purposes, including the issuance of shares in connection with the exercise of employee stock options. Purchases under this program may be made from time to time on the open market and in private transactions, depending on market conditions.
The following table provides information on purchases made by the Company of its outstanding common stock during the second quarter of 2007 pursuant to the stock repurchase program authorized by the Board of Directors on January 24, 2006 (column c). In addition to purchases under the 2006 stock repurchase program, the number of shares in column (a) include: 1) shares of common stock that are tendered to the Registrant to satisfy the employees’ tax withholding obligations in connection with the vesting of awards of restricted performance shares (such shares are repurchased by the Registrant based on their fair market value on the vesting date), and 2) shares of the Registrant deemed surrendered to the Registrant to pay the exercise price and to satisfy the employees’ tax withholding obligations in connection with the exercise of employee stock options. There were no other share repurchases during the quarter outside the stock repurchases noted below:

				(d) Maximum Number
			(c)Total Number of	of Shares that may
			Shares Purchased as	yet be
	(a)Total Number		Part of Publicly	Purchased Under
	of Shares Purchased	(b)Average Price	Announced Programs	the Programs
Period	(in millions)	Paid per Share	(in millions)	(in millions)
(April 1— April 30, 2007)	—	—	—	51.8
(May 1— May 31, 2007)	2.3	$67.99	2.3	49.5
(June 1— June 30, 2007)	4.0	$68.82	4.0	45.5
Total — Qtr	6.3	$68.51	6.3	45.5

Item 4. Submission of Matters to a Vote of Security Holders
(a)	The 2007 Annual Meeting of Shareholders of the Registrant was held on April 25, 2007.

(b)	The following nominees, having received the FOR votes set forth opposite their respective names, constituting a plurality of the votes cast at the Annual Meeting for the election of Directors, were duly elected Directors of the Registrant:

DIRECTOR	FOR	WITHHOLD AUTHORITY

Pedro Aspe	214,152,025	98,301,858
Robert P. McGraw	215,040,079	97,413,804
Hilda Ochoa-Brillembourg	215,384,286	97,069,597
Edward B. Rust, Jr.	213,112,255	99,341,628
The terms of office of the following Directors continued after the meeting:

Sir Winfried F. W. Bischoff, Douglas N. Daft, Linda Koch Lorimer, Harold McGraw III, James H. Ross, Kurt L. Schmoke and Sidney Taurel.

(c)	Shareholders ratified the appointment of Ernst & Young LLP as independent Registered Public Accounting Firm for the Registrant and its subsidiaries for 2007. The vote was 299,037,823 shares FOR and 11,466,766 shares AGAINST, with 1,949,294 shares abstaining.

(d)	The shareholder proposal requesting a shareholder vote on the annual election of each Director received the following number of votes: 219,583,431 shares FOR and 63,279,377 shares AGAINST, with 2,784,200 shares abstaining.

(e)	The shareholder proposal requesting adoption of a simple majority vote received the following number of votes: 211,263,916 shares FOR and 71,456,942 shares AGAINST, with 2,926,150 shares abstaining.

(f)	The shareholder proposal requesting public disclosure of corporate policies and procedures regarding political contributions and the amount of such contributions received the following number of votes: 91,658,813 shares FOR and 150,259,028 shares AGAINST, with 43,729,167 shares abstaining.

There were 26,806,875 broker non-votes with respect to items (d), (e), and (f).

Item 6. Exhibits
(15)	Letter on Unaudited Interim Financials

(31.1)	Quarterly Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Quarterly Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Quarterly Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MCGRAW-HILL COMPANIES, INC.
Date: July 27, 2007	By	/s/ Robert J. Bahash
Robert J. Bahash
Executive Vice President and Chief Financial Officer

Date: July 27, 2007	By	/s/ Kenneth M. Vittor
Kenneth M. Vittor
Executive Vice President and General Counsel

Date: July 27, 2007	By	/s/ Talia M. Griep
Talia M. Griep
Corporate Controller and Senior Vice President, Global Business Services and Financial Planning