Form 10-Q
period 2007-09-30
MCGRAW-HILL COMPANIES INC
filed 2007-10-26
CIK 64040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007
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
YES ☐      NO ☑
On October 12, 2007 there were approximately 329.0 million shares of common stock (par value $1.00 per share) outstanding.

The McGraw-Hill Companies, Inc.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
of The McGraw-Hill Companies, Inc.
We have reviewed the consolidated balance sheet of The McGraw-Hill Companies, Inc., as of September 30, 2007, and the related consolidated statements of income for the three month and nine month periods ended September 30, 2007 and 2006, and the consolidated statements of cash flows for the nine month periods ended September 30, 2007 and 2006. These financial statements are the responsibility of the Company’s management.
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

Ernst & Young LLP

October 23, 2007

Part I
Financial Information
Item 1. Financial Statements
The McGraw-Hill Companies, Inc.
Consolidated Statements of Income
Periods Ended September 30, 2007 and 2006

	Three Months		Nine Months
(in thousands, except per share data)	2007	2006	2007	2006

Revenue (Notes 1 and 3)
Product revenue	$1,167,288	$1,069,092	$2,085,030	$1,939,641
Service revenue	1,020,708	923,478	3,117,563	2,721,151

Total revenue	2,187,996	1,992,570	5,202,593	4,660,792
Expenses
Operating-related expense (Notes 1 and 5)
Product	439,928	407,728	876,074	841,726
Service	326,963	304,529	1,030,000	938,492

Total operating-related expense	766,891	712,257	1,906,074	1,780,218

Selling and general expense (Notes 1 and 5)
Product	302,080	283,313	757,131	715,084
Service	342,465	341,766	1,011,744	954,266

Total selling and general expense	644,545	625,079	1,768,875	1,669,350
Depreciation	26,199	26,868	83,902	82,748
Amortization of intangibles	11,709	12,137	34,789	36,170

Total expenses	1,449,344	1,376,341	3,793,640	3,568,486

Other income (Note 4)	—	—	17,305	—

Income from operations	738,652	616,229	1,426,258	1,092,306

Interest expense (Notes 7 and 11)	15,423	7,515	28,726	13,561

Income from operations before taxes on income (Note 3)	723,229	608,714	1,397,532	1,078,745
Provision for taxes on income (Note 12)	271,211	226,441	524,598	401,291

Net income (Notes 1 and 2)	$452,018	$382,273	$872,934	$677,454

Basic earnings per common share	$1.37	$1.09	$2.57	$1.89
Diluted earnings per common share	$1.34	$1.06	$2.50	$1.84

Average number of common shares outstanding: (Note 9)
Basic	330,249	351,139	340,295	357,704
Diluted	337,733	360,935	349,589	367,853
See accompanying notes.

The McGraw-Hill Companies, Inc.
Consolidated Balance Sheets

	Sept. 30,	Dec. 31,	Sept. 30,
(in thousands)	2007	2006	2006

ASSETS

Current assets:
Cash and equivalents	$452,531	$353,498	$309,711
Accounts receivable (net of allowance for doubtful accounts and sales returns) (Note 6)	1,505,783	1,237,321	1,314,502
Inventories (Note 6)	379,520	322,172	346,456
Deferred income taxes (Note 12)	247,321	244,674	299,851
Prepaid and other current assets	106,692	100,273	109,389

Total current assets	2,691,847	2,257,938	2,379,909

Prepublication costs (net of accumulated amortization) (Note 6)	524,866	507,838	470,917

Investments and other assets:
Asset for pension benefits (Note 10)	179,287	228,588	270,809
Other	168,802	181,376	180,236

Total investments and other assets	348,089	409,964	451,045

Property and equipment — at cost	1,540,145	1,397,541	1,331,112
Less — accumulated depreciation	930,747	855,322	830,815

Net property and equipment	609,398	542,219	500,297

Goodwill and other intangible assets:
Goodwill — net	1,698,206	1,671,479	1,660,808
Copyrights — net	183,122	194,373	198,337
Other intangible assets — net	469,168	459,079	470,570

Net goodwill and intangible assets	2,350,496	2,324,931	2,329,715

Total assets	$6,524,696	$6,042,890	$6,131,883

See accompanying notes.

The McGraw-Hill Companies, Inc.
Consolidated Balance Sheets

	Sept. 30,	Dec. 31,	Sept. 30,
(in thousands)	2007	2006	2006

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Notes payable (Note 7)	$1,330,992	$2,367	$235,080
Accounts payable	360,780	372,471	303,027
Accrued royalties	99,095	105,606	92,108
Accrued compensation and contributions to retirement plans (Note 10)	532,300	551,627	478,764
Income taxes currently payable (Note 12)	194,938	77,463	214,884
Unearned revenue	1,004,984	983,210	883,590
Deferred gain on sale leaseback (Note 11)	9,883	9,011	7,927
Other current liabilities (Note 14)	402,899	366,261	327,965

Total current liabilities	3,935,871	2,468,016	2,543,345

Other liabilities:
Long-term debt (Note 7)	292	314	318
Deferred income taxes (Note 12)	84,305	150,713	278,435
Liability for postretirement healthcare and other benefits (Note 10)	125,652	129,558	157,739
Deferred gain on sale leaseback (Note 11)	172,555	180,221	183,327
Other non-current liabilities	476,116	434,450	362,893

Total other liabilities	858,920	895,256	982,712

Total liabilities	4,794,791	3,363,272	3,526,057

Commitments and contingencies (Note 13)

Shareholders’ equity (Notes 8, 9, 10 and 15):
Capital stock	411,709	411,709	411,709
Additional paid-in capital	144,754	114,596	81,492
Retained income (Note 12)	5,478,248	4,821,118	4,680,639
Accumulated other comprehensive income	(89,775)	(115,212)	(66,725)

	5,944,936	5,232,211	5,107,115

Less — common stock in treasury-at cost (Note 15)	4,215,031	2,552,593	2,501,289

Total shareholders’ equity	1,729,905	2,679,618	2,605,826

Total liabilities and shareholders’ equity	$6,524,696	$6,042,890	$6,131,883

See accompanying notes.

The McGraw-Hill Companies, Inc.
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2007 and 2006

(in thousands)	2007	2006

Cash flows from operating activities

Net income	$872,934	$677,454
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	83,902	82,748
Amortization of intangibles	34,789	36,170
Amortization of prepublication costs	195,417	178,878
Provision for losses on accounts receivable	8,047	18,513
Net change in deferred income taxes	(68,256)	(48,519)
Stock-based compensation	94,368	106,242
Gain on sale of businesses	(21,432)	—
Other	7,270	(347)
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	(242,221)	(214,064)
Inventories	(41,916)	(3,858)
Prepaid and other current assets	11,372	(498)
Accounts payable and accrued expenses	(65,365)	(109,958)
Unearned revenue	7,306	25,508
Other current liabilities	24,094	(15,709)
Interest and income taxes currently payable	132,672	179,060
Net change in other assets and liabilities	43,920	39,157

Cash provided by operating activities	1,076,901	950,777

Investing activities
Investment in prepublication costs	(209,539)	(189,358)
Purchases of property and equipment	(146,453)	(56,798)
Acquisition of businesses and equity interests	(84,251)	(9,784)
Disposition of property, equipment and businesses	60,464	12,286
Additions to technology projects	(10,483)	(15,434)

Cash (used for) investing activities	(390,262)	(259,088)

Financing activities
Borrowings/(payments) on short-term debt — net	1,328,603	232,112
Dividends paid to shareholders	(210,973)	(196,025)
Repurchase of treasury shares	(1,889,923)	(1,386,769)
Exercise of stock options	131,704	188,080
Excess tax benefits from share-based payments	34,443	36,780
Other	(6)	(63)

Cash (used for) financing activities	(606,152)	(1,125,885)

Effect of exchange rate changes on cash	18,546	(4,880)

Net change in cash and equivalents	99,033	(439,076)

Cash and equivalents at beginning of period	353,498	748,787

Cash and equivalents at end of period	$452,531	$309,711

See accompanying notes.

The McGraw-Hill Companies, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts or as noted)
1.	Basis of Presentation

The financial information in this report has not been audited, but in the opinion of management all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly such information have been included. The operating results for the three and nine months ended September 30, 2007 and 2006 are not necessarily indicative of results to be expected for the full year due to the seasonal nature of some of the Company’s businesses. The financial statements included herein should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (the “Annual Report”).

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

The following table is a reconciliation of the Company’s net income to comprehensive income for the three month and nine month periods ended September 30:

	Three Months		Nine Months
	2007	2006	2007	2006

Net income	$452,018	$382,273	$872,934	$677,454
Other comprehensive income/(loss):
Foreign currency translation adjustments	14,387	5,952	31,272	18,019
Minimum pension liability, net of tax	—	—	—	(3,684)
Retirement plans and postretirement healthcare and other benefits, net of tax (Note 10)
Effect of change in valuation:
Unamortized losses	—	—	(18,831)	—
Unamortized prior service credits	—	—	5,418	—
Amortization of prior service credit included in net periodic benefit cost	(177)	—	(648)	—
Amortization of losses included in net periodic benefit cost	4,373	—	9,748	—

Comprehensive income	$470,601	$388,225	$899,893	$691,789

3.	Segment and Related Information

The Company has three reportable segments: McGraw-Hill Education, Financial Services, and Information & Media.

The McGraw-Hill Education segment is one of the premier global educational publishers serving the elementary and high school, college and university, professional, international and adult education markets. Included in the segment’s operating profit for the three and nine month periods ended September 30, 2007 is a pre-tax gain of $4,127 relating to a divestiture of a product line (Note 4). Included in the nine months ended September 30, 2006 operating profit of the McGraw-Hill Education segment is a one-time stock-based compensation expense of $4,244 (Note 5). During the third quarter 2006, the segment incurred a restructuring charge that reduced operating profit by $5,562 pre-tax (Note 14).

The Financial Services segment operates under the Standard & Poor’s brand as one reporting unit and provides independent global credit ratings, indices, risk evaluation, investment research and data to investors, corporations, governments, financial institutions, investment managers and advisors globally. Included in the nine month period of 2007 operating profit of the Financial Services segment is a pre-tax gain of $17,305 resulting from the sale of its mutual fund data business on March 16, 2007 (Note 4). Included in the nine months ended September 30, 2006 operating profit of the Financial Services segment is a one-time stock-based compensation expense of $2,146 (Note 5). The Information & Media (I&M) segment includes business, professional and broadcast media, offering information, insight and analysis. In the fourth quarter of 2006, the Sweets building products database was transformed from a primarily print catalog to a bundled print and online service. Sales of the bundled product are recognized ratably over the service period. Included in the three and nine month periods ended September 30, 2007, respectively, revenue and operating profit in the I&M segment is $6,501 and $5,760 for the three month period and $19,503 and $17,280 for the nine month period ended September 30, 2007, resulting from the timing of revenue recognition of the bundled product with no comparable revenue and operating profit in the three and nine month periods ended September 30, 2006. Included in the nine month period of 2006 operating profit of the I&M segment is a one-time stock-based compensation expense of $2,713 (Note 5). During the third quarter 2006, the segment incurred a restructuring charge that reduced operating profit by $5,750 pre-tax (Note 14).
Included in general corporate expense in the three and nine month periods of 2007 is a pre-tax gain of $3,601 relating to a divestiture of an equity investment (Note 4).
Included in general corporate expense in the nine month period of 2006 is a one-time stock-based compensation expense of $14,662 (Note 5). Also included in the nine month period of 2006 is a pre-tax gain of $4,603 resulting from the sale of a facility. Included in general corporate expenses for the three and nine months ended September 30, 2006 is a restructuring charge of $4,131 pre-tax (Note 14).
Operating profit by segment is the primary basis for the chief operating decision maker of the Company, the Executive Committee, to evaluate the performance of each segment. A summary of operating results by segment for the three and nine months ended September 30, 2007 and 2006 is as follows:

	2007		2006
		Operating		Operating
Three Months	Revenue	Profit	Revenue	Profit

McGraw-Hill Education	$1,175,954	$411,059	$1,070,238	$354,038
Financial Services	759,614	346,650	675,063	295,650
Information & Media	252,428	18,629	247,269	13,717

Total operating segments	2,187,996	776,338	1,992,570	663,405
General corporate expense	—	(37,686)	—	(47,176)
Interest expense	—	(15,423)	—	(7,515)

Total Company	$2,187,996	$723,229 *	$1,992,570	$608,714 *

*Income from operations before taxes on income.

	2007		2006
		Operating		Operating
Nine Months	Revenue	Profit	Revenue	Profit

McGraw-Hill Education	$2,154,958	$400,781	$1,996,034	$324,748
Financial Services	2,309,489	1,096,030	1,952,376	861,193
Information & Media	738,146	43,255	712,382	28,366

Total operating segments	5,202,593	1,540,066	4,660,792	1,214,307
General corporate expense	—	(113,808)	—	(122,001)
Interest expense	—	(28,726)	—	(13,561)

Total Company	$5,202,593	$1,397,532 *	$4,660,792	$1,078,745 *

*Income from operations before taxes on income.

4.	Dispositions/ Acquisitions

On March 16, 2007, the Company sold its mutual fund data business, which was part of the Financial Services segment. This business was selected for divestiture, as it no longer fit within the Company’s strategic plans. The divestiture of the mutual fund data business will enable the Financial Services segment to focus on its core business of providing independent research, ratings, data indices and portfolio services. The Company recognized a pre-tax gain of $17,305 ($10,292 after-tax, or $0.03 per diluted share). All dispositions during the first nine months of 2007 are immaterial to the Company individually and in the aggregate.

During the first nine months of 2007, the Company paid approximately $84,251 for businesses acquired. All of these acquisitions are immaterial to the Company individually and in the aggregate.

5.	Stock-Based Compensation

Stock-based compensation for the three and nine months ended September 30, 2007 and 2006 is as follows:

	Three Months		Nine Months
	2007	2006	2007	2006

Stock option expense	$7,360	$9,677	$23,977	$37,036
Restricted stock awards expense	24,197	19,549	70,391	45,441

	31,557	29,226	94,368	82,477
Restoration option expense	—	—	—	23,765

Total stock-based compensation expense	$31,557	$29,226	$94,368	$106,242

Beginning in 1997, participants who exercised an option by tendering previously owned shares of common stock of the Company could elect to receive a one-time restoration option covering the number of shares tendered including any shares withheld for taxes. Restoration options were granted at fair market value of the Company’s common stock on the date of the grant, had a maximum term equal to the remainder of the original option term and were subject to a six-month vesting period. Effective March 30, 2006, the Company’s restoration stock option program was eliminated. Restoration options granted between February 3 and March 30, 2006 vested immediately and all restoration options outstanding as of February 3, 2006 became fully vested. During the nine months ended September 30, 2006, the Company incurred a one-time charge of $23,765 ($14,924 after-tax or $0.04 per diluted share) related to the elimination of the restoration stock option program.
The number of common shares issued upon exercise of stock options and the vesting of restricted stock awards were as follows:

	Sept. 30,	Dec. 31,	Sept. 30,
(in thousands of shares)	2007	2006	2006

Stock options exercised	4,020	9,966	7,511
Restricted stock vested	1,345	1,456	935

Total shares issued	5,365	11,422	8,446

6.	Allowances, Inventories and Accumulated Amortization of Prepublication Costs

The allowances for doubtful accounts and sales returns, the components of inventory and the accumulated amortization of prepublication costs were as follows:

	Sept. 30,	Dec. 31,	Sept. 30,
	2007	2006	2006

Allowance for doubtful accounts	$67,970	$73,405	$76,387

Allowance for sales returns	$231,137	$188,515	$212,670

Inventories:
Finished goods	$355,345	$292,934	$318,084
Work-in-process	7,347	8,047	8,239
Paper and other materials	16,828	21,191	20,133

Total inventories	$379,520	$322,172	$346,456

Accumulated amortization of prepublication costs	$901,339	$744,274	$698,461

7.	Debt

A summary of short-term and long-term debt follows:

	Sept. 30,	Dec. 31,	Sept. 30,
	2007	2006	2006
Commercial paper (a)	$1,082,470	$—	$232,800
Revolving credit facility (b)	—	—	—
Extendible commercial notes (c)	10,000	—	—
Promissory note (d)	238,500	—	—
Notes payable	314	2,681	2,598

Total debt	$1,331,284	$2,681	$235,398
Less: Short-term debt including current maturities	1,330,992	2,367	235,080

Long-term debt	$292	$314	$318

(a)	Commercial paper borrowings as of September 30, 2007 totaled $1,082.5 million, an increase from $232.8 million as of September 30, 2006. There were no outstanding commercial paper borrowings at December 31, 2006.

On June 22, 2007, the Company completed the conversion of its commercial paper program from the Section 3a (3) to the Section 4(2) classification as defined under the Securities Act of 1933. This conversion provides the Company with greater flexibility relating to the use of proceeds received from the issuance of commercial paper which may be sold to qualified institutional buyers and accredited investors. All commercial paper issued by the Company subsequent to this conversion date will be executed under the Section 4(2) program. No additional commercial paper will be issued under the Section 3a (3) program. The Section 3a (3) program was officially terminated when all existing commercial paper outstanding under this program matured in July 2007. The size of the Company’s total commercial paper program remains $1.2 billion and is supported by the revolving credit agreement described below.

(b)	The Company has a five-year revolving credit facility agreement of $1.2 billion that expires on July 20, 2009. The Company pays a facility fee of seven basis points on the credit facility agreement whether or not amounts have been borrowed, and borrowings may be made at a spread of 13 basis points above the prevailing LIBOR rates. This spread increases to 18 basis points for borrowings exceeding 50% of the total capacity available under the facility.

The revolving credit facility contains certain covenants. The only financial covenant requires that the Company not exceed indebtedness to cash flow ratio, as defined, of 4 to 1 at any time. This restriction has never been exceeded. There were no borrowings under the amended facility as of September 30, 2007 and 2006 and December 31, 2006.

(c)	The Company has $10.0 million in extendible commercial note (ECNs) borrowings outstanding at September 30, 2007. There were no ECNs borrowings outstanding at September 30, 2006 and December 31, 2006. The Company has the capacity to issue ECNs of up to $240 million, provided that sufficient investor demand for the ECNs exists. ECNs replicate commercial paper, except that the Company has an option to extend the note beyond its initial redemption date to a maximum final maturity of 390 days. However, if exercised, such an extension is at a higher reset rate, which is at a predetermined spread over LIBOR and is related to the Company’s commercial paper rating at the time of extension. As a result of the extension option, no backup facilities for these borrowings are required. As is the case with commercial paper, ECNs have no financial covenants.

(d)	On April 19, 2007, the Company signed a promissory note with one of its providers of banking services to enable the Company to borrow additional funds, on an uncommitted basis, from time to time to supplement its commercial paper and ECNs borrowings. The specific terms (principal, interest rate and maturity date) of each borrowing governed by this promissory note are determined on the borrowing date of each loan. These borrowings have no financial covenants. There were $238.5 million of borrowings outstanding under this promissory note at September 30, 2007. There were no promissory note borrowings outstanding at September 30, 2006 and December 31, 2006.
Total short-term borrowings, described above as consisting of commercial paper, ECNs and promissory note borrowings, totaled $1,331.0 million at September 30, 2007 with an average interest rate of 5.4% and an average term of 40 days. These total borrowings are classified as notes payable and categorized as current debt. There were no short-term borrowings outstanding at December 31, 2006.
8.	Cash Dividends

Cash dividends per share declared during the three and nine months ended September 30, 2007 and 2006 were as follows:

	Three Months		Nine Months
	2007	2006	2007	2006
Common stock	$0.2050	$0.1815	$0.6150	$0.5445

9.	Common Shares Outstanding

A reconciliation of the number of shares used for calculating basic earnings per common share and diluted earnings per common share for the three and nine months ended September 30, 2007 and 2006 follows:

	Three Months		Nine Months
(in thousands)	2007	2006	2007	2006

Average number of common shares outstanding	330,249	351,139	340,295	357,704
Effect of stock options and other dilutive securities	7,484	9,796	9,294	10,149

Average number of common shares outstanding including effect of dilutive securities	337,733	360,935	349,589	367,853

Restricted performance shares outstanding at September 30, 2007 and 2006 of 2.1 million and 1.8 million were not included in the computation of diluted earnings per common share because the necessary vesting conditions have not yet been met.
10.	Retirement Plans and Postretirement Healthcare and Other Benefits

A summary of net periodic benefit cost for the Company’s defined benefit plans and postretirement healthcare and other benefits for the three and nine months ended September 30, 2007 and 2006 is as follows:

	Three Months		Nine Months
Defined Benefit Plan	2007	2006	2007	2006
Service cost	$15,386	$14,919	$48,736	$44,718
Interest cost	19,404	17,723	60,447	53,292
Expected return on plan assets	(24,426)	(23,123)	(74,426)	(68,415)
Amortization of prior service (credit)/cost	(73)	(84)	(220)	62
Amortization of actuarial loss	2,780	3,809	11,018	11,676

Net periodic benefit cost	$13,071	$13,244	$45,555	$41,333

Postretirement Healthcare and	Three Months		Nine Months
Other Benefits	2007	2006	2007	2006
Service cost	$626	$521	$1,878	$1,561
Interest cost	1,965	1,921	5,896	5,765
Amortization of prior service credit	(296)	(297)	(890)	(890)

Net periodic benefit cost	$2,295	$2,145	$6,884	$6,436

The amortization of prior service (credit)/cost and amortization of actuarial loss for the three and nine months ended September 30, 2007, included in the above tables, have been recognized in the net periodic benefit cost and included in other comprehensive income, net of tax.

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
The effect of the assumption changes on pension expense for the three and nine months ended September 30, 2007 did not have a material effect on the Company.
As of June 30, 2007, the Company performed a revaluation of its postretirement benefit obligations. As a result of this revaluation, the Company recorded $18.8 million (net of tax) of unrecognized actuarial losses and $5.4 million (net of tax) of unrecognized prior service credits in other comprehensive income (Note 2) for the nine months ended September 30, 2007.
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

The Company remains an anchor tenant of what continues to be known as The McGraw-Hill Companies building and will continue to lease space from Rock-McGraw, Inc., under an existing lease. As of December 31, 2006, the Company had a lease for approximately 17% of the building space for approximately 13 years, which is being accounted for as an operating lease. Pursuant to sale leaseback accounting rules, as a result of the Company’s continued involvement, a gain of approximately $212.3 million ($126.3 million after-tax) was deferred and will be amortized over the remaining lease term as a reduction in rent expense. Information relating to the sale-leaseback transaction for the three and nine months ended September 30, 2007 and 2006 is as follows:

	Three Months		Nine Months
	2007	2006	2007	2006

Reduction in rent expense	$(4,412)	$(4,223)	$(13,235)	$(12,670)
Interest expense	$2,122	$2,222	$6,443	$6,736
12.	Income Taxes

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
For the three months and nine months ended September 30, 2007, the provision for income taxes resulted in an effective tax rate of 37.5%. For the three months and nine months ended September 30, 2006, the provision for income taxes resulted in an effective tax rate of 37.2%. The minor increase in the effective tax rate for the three and nine months ended September 30, 2007, compared to the prior periods, is primarily attributable to the net effect of several items including the accounting for uncertain tax positions (FIN 48), enacted changes in various state corporate tax laws, and multiple discrete tax items such as the non-recurring book gain in connection with the sale of the Company’s mutual fund data business, various tax audit settlements, and the repatriation of foreign earnings.
The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized an increase in the liability for unrecognized tax benefits of approximately $5.2 million, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. The total amount of federal, state and local, and foreign unrecognized tax benefits as of September 30, 2007 and January 1, 2007 was $75.1 million, exclusive of interest and penalties. There have been no material changes to the liability for uncertain tax positions for the three months and nine months ended September 30, 2007. Included in the balance at September 30, 2007 and January 1, 2007, are $13.5 million of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. As of September 30, 2007 and January 1, 2007, the Company had $13.3 million and $8.7 million, respectively, of accrued interest and penalties, net of tax benefit, associated with uncertain tax positions.
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
The Company has learned that on August 9, 2007 a pro se action titled Blomquist v. Washington Mutual, et al., was filed in the District Court for the Northern District of California against numerous financial institutions, government agencies and individuals, including the Company and Mr. Harold McGraw III, the CEO of the Company, alleging various state and federal claims. The claims against the Company and Mr. McGraw concern Standard & Poor’s ratings of subprime mortgage-backed securities. Neither the Company nor Mr. McGraw has been served with the complaint. An amended complaint was filed in the Blomquist action on September 10, 2007 which added two other rating agencies as defendants. In addition, the Company has learned that on August 28, 2007 a putative shareholder class action titled Reese v. Bahash, was filed in the District Court for the District of Columbia against Mr. Robert Bahash, the CFO of the Company, alleging claims under the federal securities laws and state tort law concerning Standard & Poor’s ratings, particularly its ratings of subprime mortgage-backed securities. Mr. Bahash has not been served with the Complaint. The Company believes both complaints to be without merit and intends to vigorously defend in the event that service is effected.

In addition, in the normal course of business both in the United States and abroad, the Company and its subsidiaries are defendants in numerous legal proceedings and are involved, from time to time, in governmental and self-regulatory agency proceedings, which may result in adverse judgments, damages, fines or penalties. Also, various governmental and self-regulatory agencies regularly make inquiries and conduct investigations concerning compliance with applicable laws and regulations (see discussion in Item 2 — Results of Operations — Comparing Three Months Ended September 30, 2007 and 2006). Based on information currently known by the Company’s management, the Company does not believe that any pending legal, governmental or self-regulatory proceedings or investigations will result in a material adverse effect on its financial condition or results of operations.
14.	Restructuring
During 2006, the Company completed a restructuring of a limited number of business operations in McGraw-Hill Education, Information & Media and Corporate, to enhance the Company’s long-term growth prospects. The restructuring included the integration of the Company’s elementary and secondary basal publishing businesses. The Company recorded restructuring charges of $31,530 pre-tax (including $15,443 incurred in the third quarter of 2006), consisting primarily of vacant facilities and employee severance and benefit costs related to the reduction of approximately 700 positions across the Company. This charge was comprised of $16,004 for McGraw-Hill Education, $8,742 for Information & Media and $6,784 for Corporate. The after-tax charge recorded was $19,801, or six cents per diluted share. Restructuring expenses for Information & Media and Corporate were classified as selling and general service expenses within the statement of income. Restructuring expenses for McGraw-Hill Education were classified as selling and general product expenses, $9,252, and selling and general service expense, $6,752, within the statement of income. At December 31, 2006, all employees made redundant by the restructuring had been terminated and $10,880 was paid consisting primarily of employee severance and benefit costs. At December 31, 2006, the remaining reserve, which was included in other current liabilities, was approximately $20,650.
For the three and nine months ended September 30, 2007, the Company has paid approximately $3,038 and $10,652, respectively, consisting primarily of employee severance and benefit costs. The remaining reserve at September 30, 2007 was approximately $9,998.
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
(Dollars in thousands, except per share amounts or as noted)
Results of Operations — Comparing Three Months Ended September 30, 2007 and 2006
Consolidated Review
The Segment Review that follows is incorporated herein by reference.
Revenue and Operating Profit

	Third		Third
	Quarter	%	Quarter
	2007	Increase	2006

Revenue	$2,187,996	9.8	$1,992,570
Operating profit *	$776,338	17.0	$663,405

% Operating margin	35.5		33.3

*Operating profit is income from operations before taxes on income, interest expense and corporate expense.
In the third quarter of 2007 the Company achieved growth in revenue and operating profit of 9.8% and 17.0%, respectively. The increase in revenue is primarily attributable to growth in the McGraw-Hill Education and the Financial Services segments. Foreign exchange rates positively impacted revenue and operating profit growth by $21.3 million and $1.8 million, respectively.
Operating profit for the third quarter of 2007 reflects a pre-tax gain of $4,127 relating to a divestiture of a product line.
The transformation of Sweets to an internet-based sales and marketing solution benefited revenue and operating profit by $6,501 and $5,760, respectively, in the quarter, due to the timing of revenue recognition.
Product revenue increased 9.2% in the third quarter of 2007, due primarily to increases at McGraw-Hill Education.
Product operating-related expenses increased 7.9%, which include amortization of prepublication costs, primarily due to the growth in expenses at McGraw-Hill Education. The growth in expenses is primarily due to increases in direct expenses relating to product development, partially offset by cost containment. Amortization of prepublication costs increased by $7,145 or 6.9%, as compared with the third quarter of 2006, as a result of product mix and adoption cycles.
Product related selling and general expenses increased 6.6%, primarily due to sales opportunities at McGraw-Hill Education. The product margin improved 1.1% mainly due to the improved opportunities at McGraw-Hill Education. The adoption market purchases in 2007 are expected to be between $780 million and $820 million as compared with $685 million in 2006.
Service revenue increased 10.5% in the third quarter of 2007, due primarily to a 12.5% increase in Financial Services. Financial Services increased primarily due to the performance of corporate (industrial and financial services) and government finance ratings. Structured finance ratings faced challenging market conditions as a result of the performance in the subprime mortgage sector as well as concerns about credit quality across most debt asset classes. The service margin increased to 34.4% from 30.0% in the third quarter of 2006.
In Financial Services, because of current credit market conditions, issuance levels have deteriorated across all asset classes and regions during the latter half of the third quarter. The impact on U.S. residential mortgage-

backed securities and U.S. collateralized debt obligations has been the greatest. If current market conditions persist, the Company expects global issuance levels to decline significantly in the fourth quarter of 2007 versus the prior year, primarily in structured finance. The outlook for both asset classes as well as others is dependent upon many factors including the general condition of the economy, interest rates, credit quality and spreads, and the level of liquidity in the financial markets.
Total expenses in the third quarter of 2007 increased 5.3% due primarily to the growth in the McGraw-Hill Education and Financial Services segments.
In the third quarter of 2006, the Company initiated a restructuring of a limited number of business operations in McGraw-Hill Education, Information & Media and Corporate, to enhance the Company’s long-term growth prospects. In the third quarter 2006, the Company recorded a restructuring charge of $15,433 pre-tax (after-tax $9,692, or $0.03 per diluted share) consisting primarily of employee severance costs related to the reduction of approximately 600 positions across these segments. This pre-tax charge was comprised of $5,750 for Information & Media, $5,562 for McGraw-Hill Education, and $4,131 for Corporate. Restructuring expenses for McGraw-Hill Education were classified as selling and general product expenses on the income statement. Restructuring expenses for Information & Media and Corporate were classified as selling and general service expenses on the income statement.
In the third quarter of 2007, depreciation expense decreased 2.5% to $26,199. Amortization of intangibles decreased 3.5% to $11,709 in the third quarter of 2007.
Included in general corporate expense in the third quarter of 2007 is a pre-tax gain of $3,601 relating to a divestiture of an equity investment.
Interest expense increased to $15,423 in the third quarter of 2007, compared with $7,515 in 2006. This increase is attributed to higher average short-term debt borrowings at higher interest rates for the three months ended September 30, 2007. Average total short-term borrowings consisting of commercial paper, extendible commercial notes (ECNs), and promissory note borrowings outstanding for the quarter ended September 30, 2007 was $1,205.3 million at an average interest rate of 5.4%. This compares to average total short-term borrowings consisting of commercial paper outstanding for the quarter ended September 30, 2006 of $434.4 million at an average interest rate of 5.3%. There were no ECNs or promissory note borrowings outstanding during the quarter ended September 30, 2006. Included in the third quarter of 2007 and 2006 is approximately $2,122 and $2,222, respectively, of interest expense related to the sale leaseback of the Company’s headquarters building in New York City. Also included in the third quarter of 2007 and 2006, is interest income earned on foreign investment balances of $4,287 and $1,709, respectively.
For the quarters ended September 30, 2007 and September 30, 2006 the effective tax rate was 37.5% and 37.2%, respectively in each year. The Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48) on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized an increase in the liability for unrecognized tax benefits of approximately $5.2 million, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. The total amount of federal, state and local, and foreign unrecognized tax benefits as of January 1, 2007 was $75.1 million. There have been no material changes to the liability for uncertain tax positions for the three months ended September 30, 2007. Included in the balance at January 1, 2007, are $13.5 million of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. In addition to the unrecognized tax benefits, the Company has approximately $13.3 million and $8.7 million, net of tax benefit, for the payment of interest and penalties accrued as of September 30, 2007 and January 1, 2007, respectively.
The Company expects the effective tax rate to be at 37.5% for the remainder of the year absent the impact of numerous factors including intervening audit settlements, changes in federal, state or foreign law and changes in the locational mix of the Company’s income.
Net income for the quarter increased 18.2% as compared with the third quarter of 2006. Diluted earnings per share were $1.34 as compared with $1.06 in 2006.
Segment Review
McGraw-Hill Education

	Third		Third
	Quarter	%	Quarter
	2007	Increase	2006

Revenue
School Education Group	$670,848	11.2	$603,042
Higher Education, Professional and International	505,106	8.1	467,196

Total revenue	$1,175,954	9.9	$1,070,238

Operating profit	$411,059	16.1	$354,038

% Operating margin	35.0		33.1

Revenue and operating profit for the McGraw-Hill Education (MHE) segment increased 9.9% and 16.1%, respectively, over the prior year. Foreign exchange rates positively impacted revenue growth by $8.1 million and had an immaterial impact on operating profit growth.
Operating profit for the third quarter of 2007 reflects a pre-tax gain of $4,127 relating to the divestiture of a product line.
During the third quarter of 2006, the McGraw-Hill Education segment incurred a pre-tax restructuring charge of $5,562 ($3,493 after tax, or $0.01 per diluted share) consisting primarily of employee severance costs related to the reduction of approximately 400 positions across the segment. These restructuring activities related to efficiency improvements.
In the third quarter of 2007, revenue for the McGraw-Hill School Education Group (SEG) increased $67,806 or 11.2% as compared with the third quarter of 2006.
Total U.S. PreK-12 enrollment for 2006-2007 is estimated at 55 million students, up 0.5% from 2005-2006, according to the National Center for Education Statistics (NCES). The total available state new adoption market in 2007 is estimated at between $780 million to $820 million compared with approximately $685 million in 2006.
In the state new adoption market, revenue increases were driven by strong sales results for K-8 science in California and South Carolina, 6-12 math in Texas and K-5 reading in Tennessee, Indiana and Oregon. Everyday Mathematics, SEG’s reform-based program, led the K-5 market in New Mexico.
Growth in the open territory was limited by overall softness in the market, but SEG achieved strong sales in New York City with K-8 math and 6-8 science. The new, third edition of Everyday Mathematics also performed well throughout the open territory.

Market conditions also limited growth in the supplementary market during the third quarter, although SEG experienced success with its reading and math intervention programs, particularly Number Worlds.
According to statistics compiled by the Association of American Publishers (AAP), total net basal and supplementary sales of elementary and secondary instructional materials were up by 3.2% through August 2007 compared to the same period in 2006.
In the testing market, revenue associated with SEG’s custom testing contracts increased over the prior year as a terminated contract in Kentucky was more than offset by work on Georgia’s new statewide assessment program and additional work on the Oklahoma, New York and Wisconsin contracts. SEG continued to invest in technology to improve efficiencies in developing, delivering, and scoring custom assessments. Revenue generated by non-custom or “shelf” tests also increased in the third quarter of 2007 compared to the same period in 2006 as slight sales declines for some traditional products were more than offset by gains for the Acuity formative testing program.
At the McGraw-Hill Higher Education, Professional and International Group (HPI), revenue increased $37,910 or 8.1% compared to prior year.
Revenues increased for the principal higher education imprints, Science, Engineering and Mathematics (SEM), Humanities, Social Science and Languages (HSSL) and Business and Economics (B&E) with growth largely driven by B&E’s frontlist and backlist titles along with key titles from the other imprints. Key titles contributing to the third quarter 2007 performance included McConnell, Economics, 17/e; Nickels, Understanding Business, 8/e; Garrison, Managerial Accounting, 12/e; Kamien, Music: An Appreciation, Brief Edition, 6/e; Raven, Biology, 8/e; Seeley, Anatomy & Physiology, 8e; Wild, Fundamental Accounting Principles, 18/e; Lucas, The Art of Public Speaking, 9/e; Brinkley, American History: A Survey, 12/e; Shier, Hole’s Human Anatomy & Physiology, 11/e.
Contributing to the third quarter performance of professional titles were Influencer: The Power to Change Anything; Rules for Renegades; Happier; McGraw-Hill Encyclopedia of Science & Technology, 10/e and Harrison’s Principles of Internal Medicine, 16/e.
Sales also increased internationally, with strong results for higher education and professional titles in Europe, India and Asia. HPI also benefited from increased school sales related to educational reforms in Spain and government sales in Brazil, which were partially offset by declines in Latin America and the Ibero/Italy region.
Financial Services

	Third		Third
	Quarter	%	Quarter
	2007	Increase	2006

Revenue	$759,614	12.5	$675,063
Operating profit	$346,650	17.3	$295,650

% Operating margin	45.6		43.8

Financial Services revenue and operating profit increased 12.5% and 17.3%, respectively, over third quarter 2006 results despite challenging market conditions impacting structured finance. Foreign exchange positively impacted revenue growth by $12.6 million and had an immaterial impact on operating profit growth.
The performance of corporate (industrials and financial services) and government ratings contributed to the segment’s increase in revenue and operating profit. Structured finance ratings faced challenging market conditions as a result of the performance in the subprime mortgage sector as well as concerns about credit quality across most debt asset classes. In the

U.S., issuance declines were experienced in the quarter across all structured asset classes with the exception of commercial mortgage-backed securities (CMBS), while in Europe, issuance increased across all structured asset classes with the exception of CMBS. A flight to quality led to increases in U.S. corporate investment grade issuance and U.S. public finance as well as a large decline in speculative grade issuance.
Total U.S. structured finance new issue dollar volume declined 33.6% in the third quarter versus prior year. U.S. commercial mortgage-backed securities issuance increased 52.5% over the prior year, according to Harrison Scott Publications and Standard & Poor’s internal estimates (Harrison Scott Publications/S&P), as commercial real estate fundamentals remained strong through the first half of the year, which favorably impacted the third quarter. U.S. residential mortgage-backed securities (RMBS) issuance decreased 59.3%, driven primarily by declines in the subprime, Alt-A and home equity sectors and a weak housing market. U.S. collateralized debt obligation (CDO) issuance declined 13.3%. The unfavorable conditions in the credit markets contributed to weakness in CDOs by curtailing issuance of CDOs of asset-backed securities (ABS) and collateralized loan obligations (CLOs). According to Thomson Financial, U.S. corporate issuance by dollar volume for the third quarter of 2007 was flat compared to the same period in 2006, with investment grade issuance up 9.4% but high yield issuance down 76.8%, driven primarily by investor flight to quality. The U.S. municipal market grew modestly at 3.8%, coming off a slow third quarter 2006, with new money issuance outpacing the decline in refundings.
In Europe for the third quarter, structured finance issuance decreased 4.4% as a result of a large decline in CMBS. European corporate issuance declined 34.0% in the third quarter with decreases in both financial services and industrials. High yield and investment grade issuance in Europe were down 8.7% and 34.5%, respectively, for the quarter.
Financial market concerns regarding the credit quality of subprime mortgages have adversely impacted debt issuance of residential mortgage-backed securities and CDOs backed by subprime RMBS in the United States and in Europe. The Company had been anticipating a decline in residential mortgage originations and RMBS issuance as well as a slowdown in the rate of growth of CDO issuance versus the significant growth rates experienced in the past. U.S. residential mortgage-backed securities issuance is expected to decline by approximately 70%-75% in the fourth quarter, as compared to the fourth quarter of 2006, which would result in approximately a 35%-40% decline in issuance for the year. Slower growth in U.S. CDO issuance is also expected; with declines in the range of 85%-90% for the fourth quarter, as compared to the fourth quarter of 2006, and flat to declining for the year. Because of the current credit market conditions, issuance levels have deteriorated across all asset classes and regions during the latter half of the third quarter. The impact on U.S. RMBS and U.S. CDOs has been the greatest. If current market conditions persist, the Company expects global issuance levels to decline significantly in the fourth quarter of 2007 versus the prior year, primarily in structured finance. The outlook for both asset classes as well as others is dependent upon many factors including the general condition of the economy, interest rates, credit quality and spreads, and the level of liquidity in the financial markets.
Standard & Poor’s is a leading provider of data, analysis and independent investment advice and recommendations. Securities information products such as RatingsXpress and RatingsDirect performed well as customer demand for fixed income data increased. CUSIP issuance volume also increased. The Capital IQ product showed growth with the number of clients increasing 27.6% over the third quarter of 2006 and up 6.1% versus the second quarter of 2007. Market conditions continued to be challenging in equity research.
Revenue related to Standard & Poor’s indices increased as assets under management for exchange-traded funds (ETFs) rose 38.4% from September 30, 2006 to $209.5 billion as of September 30, 2007. ETF assets under management as of December 31, 2006 were $167.3 billion.

The financial services industry is subject to the potential for increased regulation in the United States and abroad. The businesses conducted by the Financial Services segment are in certain cases regulated under the Credit Rating Agency Reform Act of 2006, U.S. Investment Advisers Act of 1940, the U.S. Securities Exchange Act of 1934, the National Association of Securities Dealers and/or the laws of the states or other jurisdictions in which they conduct business.
Standard & Poor’s Ratings Services is a credit rating agency that has been designated as one of seven Nationally Recognized Statistical Rating Organizations, or NRSROs, by the Securities and Exchange Commission (SEC). The SEC first began designating NRSROs in 1975 for use of their credit ratings in the determination of capital charges for registered brokers and dealers under the SEC’s Net Capital Rule. Since 2002, the SEC and the U.S. Congress have been examining the purpose of and the need for greater regulation of NRSROs.
Credit rating agency legislation entitled “Credit Rating Agency Reform Act of 2006” (the “Act”) was signed into law by President Bush on September 29, 2006. The Act creates a new SEC registration system for rating agencies that want to be designated as NRSROs. Registrants, including existing NRSROs, are required to submit policies, methodologies, performance data and other materials under rules issued by the SEC in June 2007. New firms must provide evidence that certain capital market participants regard them as issuers of quality credit opinions. The SEC has a limited time to deny an application. Registered NRSROs will be required to certify annually as to the accuracy of application materials and list material changes. Under the Act, the SEC is given new authority and oversight of NRSROs and can censure NRSROs, revoke their registration or limit or suspend their registration in certain cases. The SEC is not authorized to review the analytical process, ratings criteria or methodology of the NRSROs. An agency’s decision to register and comply with the Act will not constitute a waiver of or diminish any right, defense or privilege available under applicable law. Pre-emption language is included in the Act consistent with other legal precedent. The Company does not believe the Act will have a material adverse effect on its financial condition or results of operations.
Following the SEC’s review of comments on proposed rules to implement the Act on May 23, 2007, the SEC voted to adopt final rules and the application form. The effective date of Form NRSRO and the rules relating to it was June 18, 2007; the remaining rules were effective on June 26, 2007. Standard & Poor’s submitted its application on Form NRSRO on June 25, 2007. On September 24, 2007, the SEC granted Standard & Poor’s registration as an NRSRO under the Act.
In the third quarter of 2007, rating agencies became subject to scrutiny for their ratings on structured finance transactions that involve the packaging of subprime residential mortgages, including residential mortgage-backed securities (RMBS) and collateralized debt obligations (CDOs).
On August 29, 2007, Standard & Poor’s received a subpoena from the New York Attorney General’s Office requesting information and documents relating to Standard & Poor’s ratings of securities backed by residential real estate mortgages. Standard & Poor’s is responding to this request.
On October 16, 2007, Standard & Poor’s received a subpoena from the Connecticut Attorney General’s Office requesting information and documents relating to the conduct of Standard & Poor’s credit ratings business. The subpoena appears to relate to an investigation by the Connecticut Attorney General into whether Standard & Poor’s, in the conduct of its credit ratings business, violated the Connecticut Antitrust Act. The Company is responding to the subpoena.
In September 2007, the SEC commenced an examination of rating agencies’ policies and procedures regarding conflicts of interest and the application of those policies and procedures to ratings on RMBS and related CDOs. Standard & Poor’s is cooperating with the SEC staff in connection with this examination. On September 26, 2007, Standard & Poor’s testified before the U.S. Senate

Committee on Banking, Housing and Urban Affairs concerning the role of rating agencies in the capital markets and, specifically, the subprime market. On September 27, 2007, Standard & Poor’s also testified before the U.S. House of Representatives (Financial Services Committee) Subcommittee on Capital Markets, Insurance and Government Sponsored Enterprises concerning the role of rating agencies in the structured finance market.
The legal status of rating agencies has also been addressed by courts in the United States in various decisions and is likely to be considered and addressed in legal proceedings from time to time in the future.
Outside the United States, particularly in Europe, regulators and government officials have reviewed whether credit rating agencies should be subject to formal oversight. In the past several years, the European Commission, the Committee of European Securities Regulators (CESR) and the International Organization of Securities Commissions (IOSCO) have issued reports, consultations and questionnaires concerning the role of credit agencies and potential regulation. IOSCO’s review culminated in December 2004 with its Code of Conduct Fundamentals for rating agencies. Standard & Poor’s worked closely with IOSCO in drafting the Code and, in October 2005, Standard & Poor’s issued a new Ratings Services Code of Conduct which is consistent with the IOSCO Code. The Standard & Poor’s Code was updated in June 2007.
Throughout 2006, Standard & Poor’s met with CESR to discuss implementation of its Code of Conduct and responded to CESR’s questionnaire concerning Code related issues. In December 2006, CESR issued its first annual report to the European Commission regarding compliance by credit rating agencies with the IOSCO Code. CESR concluded the four agencies it reviewed (including Standard & Poor’s)are largely compliant with the IOSCO Code. CESR noted areas for improvement and plans to review these areas in 2007. CESR stated it will also assess in its next report the impact of the new U.S. law and SEC rules on the ratings industry in Europe. On May 11, 2007, at CESR’s request, Standard & Poor’s sent an updated letter concerning its Code compliance and responses to CESR’s first annual report.
On June 22, 2007, CESR published a questionnaire for public comment concerning structured finance ratings and processes. Standard & Poor’s submitted public comments and met with CESR on October 5, 2007 to discuss its responses and CESR’s additional questions on structured finance issues. CESR plans to issue its second annual report by April 30, 2008.
In 2006, IOSCO conducted a similar review of rating agencies’ implementation of IOSCO’s model Code of Conduct and issued a report for public consultation in February 2007. IOSCO’s draft conclusions concerning implementation by the major rating agencies are positive overall. Standard & Poor’s submitted comments on May 11, 2007. As part of its ongoing review and in response to developments in the U.S. housing market, on September 18, 2007, IOSCO convened a meeting of rating agency task force members and representatives from the seven NRSROs to discuss structured finance rating issues. IOSCO may modify its model Code of Conduct following its review of agencies’ structured finance rating processes. IOSCO’s work is expected to conclude by February 2008.
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
The Company has learned that on August 9, 2007 a pro se action titled Blomquist v. Washington Mutual, et al., was filed in the District Court for the Northern District of California against numerous financial institutions, government agencies and individuals, including the Company and Mr. Harold McGraw III, the CEO of the Company, alleging various state and federal claims. The claims against the Company and Mr. McGraw concern Standard & Poor’s ratings of subprime mortgage-backed securities. Neither the Company nor Mr. McGraw has been served with the complaint. An amended complaint was filed in the Blomquist action on September 10, 2007 which added two other rating agencies as defendants. In addition, the Company has learned that on August 28, 2007 a putative shareholder class action titled Reese v. Bahash, was filed in the District Court for the District of Columbia against Mr. Robert Bahash, the CFO of the Company, alleging claims under the federal securities laws and state tort law concerning Standard & Poor’s ratings, particularly its ratings of subprime mortgage-backed securities. Mr. Bahash has not been served with the Complaint. The Company believes both complaints to be without merit and intends to vigorously defend in the event that service is effected.
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
Information & Media

	Third	%	Third
	Quarter	Increase/	Quarter
	2007	(Decrease)	2006

Revenue
Business-to-Business	$228,457	3.2	$221,282
Broadcasting	23,971	(7.8)	25,987

Total revenue	$252,428	2.1	$247,269

Operating profit	$18,629	35.8	$13,717

% Operating margin	7.4		5.5

In the third quarter 2007, revenue grew by 2.1% or $5,159 over the prior year while operating profit increased $4,912. During 2006, the Sweets building products database was integrated into the McGraw-Hill Construction Network, providing architects, engineers and contractors a powerful new search function for finding, comparing, selecting and purchasing products. This integration transformed Sweets from a primarily print catalog to a bundled print and online service. Historically, Sweets file sales were recognized in the fourth quarter of each year when catalogs were delivered to its customers. Online service revenue is recognized as the service is provided. Sales of the bundled product will be recognized ratably over the service period, primarily 2007. $6,501 of revenue and $5,760 of operating profit were recorded in the Business-to-Business Group in the third quarter of 2007 related to the Sweets transformation. In Broadcasting, comparisons to third quarter 2006 are driven by the declines in political advertising. Foreign exchange rates had an immaterial impact on revenue growth and operating profit growth.
During the third quarter of 2006, the Information & Media segment incurred a pre-tax restructuring charge of $5,750 ($3,611 after tax, or $0.01 per diluted share) consisting primarily of employee severance costs related to the reduction of approximately 100 positions across the segment. These restructuring activities related to operating efficiency improvements.
At the Business-to-Business Group, revenue in the third quarter increased 3.2% compared to prior year due to growth in oil, natural gas and power news and pricing products, expansion of international research studies and the Sweets transformation. According to the Publishing Information Bureau (PIB), BusinessWeek’s advertising pages in the global edition for the third quarter were down 24.6%, with one less issue year to year for PIB purposes and advertising revenue recognition purposes. The Company continues to make investments in the BusinessWeek.com brand.
Oil, natural gas and power news and pricing products experienced growth as a result of the increased need for market information due to volatility in the price of crude oil and other commodities.
Expansion of international research studies, increased revenue from corporate communications and further penetration of existing studies in the Energy and Telecom sectors positively influenced growth for the Business-to-Business Group in the third quarter of 2007 versus the same period in 2006.
Through the first nine months of 2007, total U.S. construction starts were down 11% versus a year ago. The decline reflected a sharply reduced amount of residential building, which retreated 24%. At the same time, nonresidential building in the nine month period held steady with last year’s pace, and nonbuilding construction advanced 6%.

Broadcasting revenue for the quarter declined by 7.8% in 2007 compared to the third quarter of the prior year. Broadcasting experienced some political revenue during the third quarter 2007 associated with proposition advertising in California, Colorado and Indiana and a Mayor’s race in Indianapolis, however political revenue was significantly lower than the prior year when Broadcasting benefited from proposition advertising in Indiana, Colorado and California and house and governor races in California.
Results of Operations — Comparing Nine Months Ended September 30, 2007 and 2006
Consolidated Review
The Segment Review that follows is incorporated herein by reference.

Revenue and Operating Profit

	Nine Months	%	Nine Months
	2007	Increase	2006

Revenue	$5,202,593	11.6	$4,660,792
Operating profit *	$1,540,066	26.8	$1,214,307

% Operating margin	29.6		26.1

*Operating profit is income from operations before taxes on income, interest expense and corporate expense.
In the first nine months of 2007 the Company achieved growth in revenue and operating profit of 11.6% and 26.8%, respectively. The increase in revenue is primarily attributable to growth in the Financial Services and McGraw-Hill Education segments. Foreign exchange rates positively impacted revenue growth by $49.7 million and negatively impacted operating profit growth by $3.2 million.
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
Operating profit for the first nine months of 2007 reflects a pre-tax gain of $4,127 relating to a divestiture of a product line.
The transformation of Sweets to an internet-based sales and marketing solution benefited revenue and operating profit by $19,503 and $17,280, respectively, for the period, due to the timing of revenue recognition.
The Company implemented Financial Accounting Standards Board’s Statement No. 123(R), Share Based Payment, on January 1, 2006. Included in the 2006 stock-based compensation expense is a one-time charge of $23,765 from the elimination of the Company’s restoration stock option program.
Product revenue increased 7.5% in the first nine months of 2007, due primarily to increases at McGraw-Hill Education.
Product operating-related expenses increased 4.1%, which include amortization of prepublication costs, primarily due to the growth in expenses at McGraw-Hill Education. The growth in expenses is primarily due to increases in direct expenses relating to product development, partially offset by cost containment. Amortization of prepublication costs increased by $16,539 or 9.2%, as compared with same period in 2006, as a result of product mix and adoption cycles.

Product related selling and general expenses increased 5.9%, primarily due to sales opportunities at McGraw-Hill Education. The product margin improved 1.9% mainly due to the improved opportunities at McGraw-Hill Education. The adoption market in 2007 is expected to be between $780 million and $820 million as compared with $685 million in 2006.
Service revenue increased 14.6% in the first nine months of 2007, due primarily to an 18.3% increase in Financial Services. Financial Services increased primarily due to the performance of structured finance ratings and corporate (industrial and financial services) and government finance ratings. In the U.S., collateralized debt obligations (CDOs) and commercial mortgage-backed securities (CMBS) drove issuance growth in structured finance, while in Europe issuance grew across all asset classes at a double-digit pace. Acquisition-related financing drove growth in U.S. corporate issuance in both industrials and financial services. Public finance issuance was driven by strong new money issuance and refunding. The service margin increased to 34.5% from 30.4% in the prior year period.
In Financial Services, because of the current credit market conditions, issuance levels deteriorated across all asset classes and regions during the latter half of the third quarter. The impact on U.S. residential mortgage-backed securities and U.S. collateralized debt obligations has been the greatest. If current market conditions persist, the Company expects global issuance levels to decline significantly in the fourth quarter of 2007 versus the prior year, primarily in structured finance. The outlook for both asset classes as well as others is dependent upon many factors including the general condition of the economy, interest rates, credit quality and spreads, and the level of liquidity in the financial markets.
Total expenses in the first nine months of 2007 increased 6.3% due primarily to the growth in the Financial Services and McGraw-Hill Education segments.
In the third quarter of 2006, the Company initiated a restructuring of a limited number of business operations in McGraw-Hill Education, Information & Media and Corporate, to enhance the Company’s long-term growth prospects. In the third quarter 2006, the Company recorded a restructuring charge of $15,433 pre-tax (after-tax $9,692, or $0.03 per diluted share) consisting primarily of employee severance costs related to the reduction of approximately 600 positions across these segments. This pre-tax charge was comprised of $5,750 for Information & Media, $5,562 for McGraw-Hill Education, and $4,131 for Corporate. Restructuring expenses for McGraw-Hill Education were classified as selling and general product expenses on the income statement. Restructuring expenses for Information & Media and Corporate were classified as selling and general service expenses on the income statement.
In the first nine months of 2007, depreciation expense increased 1.4% to $83,902 as a result of increased depreciation of technology related equipment and facilities. Amortization of intangibles decreased 3.8% to $34,789 in the first nine months of 2007.
Included in general corporate expense in the first nine months of 2007 is a pre-tax gain of $3,601 relating to a divestiture of an equity investment.
Interest expense increased to $28,726 in the first nine months of 2007, compared with $13,561 in 2006. This increase is attributed to higher average short-term debt borrowings at higher interest rates for the nine months ended September 30, 2007. Average total short-term borrowings consisting of commercial paper, extendible commercial notes (ECNs), and promissory note borrowings outstanding for the nine months ended September 30, 2007 was $698.0 million at an average interest rate of 5.4%. This compares to average total short-term borrowings consisting of commercial paper outstanding for the nine months ended September 30, 2006 of $288.9 million at an average interest rate of 5.2%. There were no ECNs or promissory note borrowings outstanding during the nine months ended September 30, 2006. Included in the first nine months of 2007 and 2006 is approximately $6,443 and $6,736, respectively, of interest expense related to the sale leaseback of the Company’s headquarters building in New York City. Also included in the nine month periods of 2007 and 2006, is interest income earned on investment balances of $11,472 and $4,586, respectively.
For the nine months ended September 30, 2007 and September 30, 2006 the effective tax rate was 37.5% and 37.2%, respectively in each year. The minor increase in the effective tax rate for the nine months ended September 30, 2007, compared to the prior period, is primarily attributable to the net effect of several items including the accounting for uncertain tax positions, enacted changes in the various state corporate tax laws, and multiple discrete tax items such as the non-recurring book gain in connection with the sale of the Company’s mutual fund data business, various tax audit settlements, and the repatriation of foreign earnings. The Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48) on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized an increase in the liability for unrecognized tax benefits of approximately $5.2 million, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. The total amount of federal, state and local, and foreign unrecognized tax benefits as of January 1, 2007 was $75.1 million. There have been no material changes to the liability for uncertain tax positions for the nine months ended September 30, 2007. Included in the balance at January 1, 2007, are $13.5 million of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. In addition to the unrecognized tax benefits, the Company has approximately $13.3 million and $8.7 million, net of tax benefit, for the payment of interest and penalties accrued as of September 30, 2007 and January 1, 2007, respectively.
The Company expects the effective tax rate to be at 37.5% for the remainder of the year absent the impact of numerous factors including intervening audit settlements, changes in federal, state or foreign law and changes in the locational mix of the Company’s income.
Net income for the nine month period increased 28.9% as compared with the similar period in 2006. Diluted earnings per share were $2.50 as compared with $1.84 in 2006. Included in 2007 is the $0.03 after-tax benefit of the divestiture of the Financial Services’ mutual fund data business. Included in 2006 is a $0.04 after-tax charge from termination of the Company’s restoration stock option program.
McGraw-Hill Education

	Nine		Nine
	Months	%	Months
	2007	Increase	2006

Revenue
School Education Group	$1,218,927	6.9	$1,139,917
Higher Education, Professional and International	936,031	9.3	856,117

Total revenue	$2,154,958	8.0	$1,996,034

Operating profit	$400,781	23.4	$324,748

% Operating margin	18.6		16.3

Revenue for the McGraw-Hill Education (MHE) segment increased 8.0% over the prior year, while operating profit improved by $76,033. Foreign exchange rates positively impacted revenue growth by $14.7 million and had an immaterial impact on operating profit.

Operating profit for the first nine months of 2007 reflects a pre-tax gain of $4,127 relating to the divestiture of a product line.
McGraw-Hill Education’s stock-based compensation expense for the nine months ended September 30, 2006 included a one-time charge of $4,244 from the elimination of the Company’s restoration stock option program.
During the third quarter of 2006, the McGraw-Hill Education segment incurred a pre-tax restructuring charge of $5,562 ($3,493 after tax, or $0.01 per diluted share) consisting primarily of employee severance costs related to the reduction of approximately 400 positions across the segment. These restructuring activities related to efficiency improvements.
In the first nine months of 2007, revenue for the McGraw-Hill School Education Group (SEG) increased $79,010 or 6.9% as compared with the first nine months of 2006. This comparison also reflects the fact that in early 2006 SEG had $9.0 million in Texas sales that had been delayed from the previous year because of the state’s late funding of the 2005 adoption.
Total U.S. PreK-12 enrollment for 2006-2007 is estimated at 55 million students, up 0.5% from 2005-2006, according to the National Center for Education Statistics (NCES). The total available state new adoption market in 2007 is estimated at between $780 million to $820 million compared with approximately $685 million in 2006.
In the adoption market, revenue increases were driven by strong basal sales performance including K-8 science in California and South Carolina, 6-12 math in Texas and K-5 reading in Tennessee, Indiana and Oregon. Everyday Mathematics, SEG’s reform-based program led the K-5 market in New Mexico.
Growth in the open territory was limited by overall softness in the market, but SEG achieved strong sales in New York City with K-8 math and 6-8 science. The new, third edition of Everyday Mathematics also performed well throughout the open territory.
Market conditions also limited growth in the supplementary market, although SEG experienced success with its reading and math intervention programs, particularly Number Worlds.
According to statistics compiled by the Association of American Publishers (AAP), total net basal and supplementary sales of elementary and secondary instructional materials were up by 3.2% through August 2007 compared to the same period in 2006.
In the testing market, revenue associated with SEG’s custom testing contracts increased over the prior year as contracts terminated in Kentucky, Maryland and Pennsylvania were more than offset by work related to the new statewide assessment program in Georgia and additional work on the Indiana, Missouri, Florida and Colorado contracts. SEG continued to invest in technology to improve efficiencies in developing, delivering, and scoring custom assessments. Revenue generated by non-custom or “shelf” tests also increased in the first nine months of 2007 compared to the same period in 2006 as slight sales declines in some traditional products were more than offset by gains for the Acuity formative testing program.
At the McGraw-Hill Higher Education, Professional and International Group (HPI), revenue increased $79,914 or 9.3% compared to prior year.
Revenues increased for the principal higher education imprints, Science, Engineering and Mathematics (SEM), Humanities, Social Science and Languages (HSSL) and Business and Economics (B&E) with growth largely driven by B&E’s frontlist and backlist titles along with key titles from the other imprints. Key titles contributing to the performance included McConnell, Economics, 17/e; Nickels, Understanding Business,8/e; Garrison, Managerial Accounting, 12/e; Kamien, Music: An appreciation, Brief Edition, 6/e; Langan, College

Writing Skills with Readings, 6/e; Santrock, Life-Span Development 11/e; Wild, Fundamental Accounting Principles, 18/e; Kapoor, Personal Finance, 8/e; Stevenson, Operations Management, 9/e; Lucas, The Art of Public Speaking, 9/e; Brinkley, American History: A Survey, 12/e; Fahey, Fit & Well, 7/e.
Contributing to the performance of professional titles were McGraw-Hill Encyclopedia of Science & Technology, 10/e; Harrison’s Principles of Internal Medicine, 16/e; Crucial Conversations; Happier; and Influencer: The Power to Change Anything.
Internationally, strong performance was driven by increased professional sales in Australia, strong adoptions in India, and increased higher education volume in Korea and China. HPI also benefited from increased higher education funding in Brazil and strong school sales in Spain.
Financial Services

	Nine		Nine
	Months	%	Months
	2007	Increase	2006

Revenue	$2,309,489	18.3	$1,952,376
Operating profit	$1,096,030	27.3	$861,193

% Operating margin	47.5		44.1

Financial Services revenue and operating profit increased 18.3% and 27.3%, respectively, over the first nine months of 2006 results despite challenging market conditions in the third quarter in the credit markets which are adversely impacting structured finance. Foreign exchange positively impacted revenue growth by $34.2 million and had an immaterial impact on operating profit growth.
The Financial Services’ results for the nine months ended September 30, 2006 include a one-time stock-based compensation expense charge of $2,146 from the elimination of the Company’s restoration stock option program.
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
The Financial Services segment’s increase in revenue and operating profit was due to the performance of structured finance and corporate (industrial and financial services) and government ratings. In the U.S., collateralized debt obligations (CDOs) and commercial mortgage-backed securities (CMBS) drove issuance growth in structured finance, while in Europe issuance grew across all asset classes at a double-digit pace. Acquisition-related financing drove growth in U.S. corporate issuance in both industrials and financial services. Public finance issuance was driven by strong new money issuance and refunding.
Total U.S. structured finance new issue dollar volume decreased 5.2% versus prior year due primarily to a decline of 27.3% in U.S. residential mortgage-backed securities (RMBS) issuance attributable to reductions in the subprime and affordability products and home equity sectors. U.S. CDO issuance increased 47.3%, according to Harrison Scott Publications and Standard & Poor’s internal estimates (Harrison Scott Publications/S&P). Despite weakness in issuance of cash CDOs backed by subprime residential mortgage-backed securities during the third quarter, overall issuance of U.S. CDOs for the first nine months remained strong due to growth in other sectors such as hybrids and synthetics, as well as issuance of collateralized loan obligations (CLOs) which was fueled by the robust acquisition financing market. U.S.

commercial mortgage-backed securities (CMBS) issuance increased 46.0% over the prior year due to higher mortgage originations driven by the low interest rate environment and strong commercial real estate fundamentals as well as rising property values and refinancing of maturing deals. According to Thomson Financial, U.S. corporate issuance by dollar volume for the first nine months of 2007 increased 32.4%, with investment grade issuance up 34.5% and high yield issuance up 18.0%, driven by merger and acquisition activity as well as opportunistic financing as issuers took advantage of favorable market conditions. Issuance in U.S. municipals grew 21.7%, as compared with a relatively slow nine months of 2006, reflecting increased levels of refunding due to favorable interest rates. Bank loan ratings, derivatives ratings as well as rating evaluation services all showed strong growth in the first nine months.
In Europe, structured finance issuance grew 51.9% as all structured finance asset classes experienced growth, with CDOs and RMBS being particularly strong. CDO issuance was driven by a surge in cash CDO deals due in part to a robust market for CLOs. A stable economic backdrop combined with moderate home price growth in most European countries fueled demand for mortgage credit, and RMBS volumes picked up as new and existing issuers took advantage of tight spreads. European corporate issuance was up due to growth in the financial services sector.
Financial market concerns regarding the credit quality of subprime mortgages adversely impacted debt issuance of residential mortgage-backed securities and CDOs backed by subprime RMBS in the United States. The Company had been anticipating a decline in residential mortgage and RMBS originations as well as a slow down in the rate of growth of CDO issuance versus the significant rates of growth experienced in the past. U.S. residential mortgage-backed securities issuance is expected to decline by 70%-75% in the fourth quarter, as compared to the fourth quarter of 2006, which would result in a 35%-40% decline in issuance for the year. Slower growth in U.S. CDO issuance is also expected, with declines of 85%-90% for the fourth quarter, as compared to the fourth quarter of 2006, and flat to declining for the year. Because of the current credit market conditions, issuance levels deteriorated across all asset classes and regions during the latter half of the third quarter. The impact on U.S. RMBS and U.S. CDOs has been the greatest. If current market conditions persist, the Company expects global issuance levels to decline significantly in the fourth quarter of 2007 versus the prior year, primarily in structured finance. The outlook for both asset classes as well as others is dependent upon many factors including the general condition of the economy, interest rates, credit quality and spreads, and the level of liquidity in the financial markets.
Standard & Poor’s is a leading provider of data, analysis and independent investment advice and recommendations.  Securities information products such as RatingsXpress and RatingsDirect performed well as customer demand for fixed income data increased. The Capital IQ product showed growth with the number of clients increasing 27.6% versus September 30, 2006 and 19.1% over year-end 2006. Market conditions continued to be challenging in equity research.
Revenue related to Standard & Poor’s indices increased as assets under management for exchange-traded funds (ETFs) rose 38.4% from September 30, 2006 to $209.5 billion as of September 30, 2007. ETF assets under management as of December 31, 2006 were $167.3 billion.
The financial services industry is subject to the potential for increased regulation in the United States and abroad. The businesses conducted by the Financial Services segment are in certain cases regulated under the Credit Rating Agency Reform Act of 2006, U.S. Investment Advisers Act of 1940, the U.S. Securities Exchange Act of 1934, the National Association of Securities Dealers and/or the laws of the states or other jurisdictions in which they conduct business.
Standard & Poor’s Ratings Services is a credit rating agency that has been designated as one of seven Nationally Recognized Statistical Rating

Organizations, or NRSROs, by the Securities and Exchange Commission (SEC). The SEC first began designating NRSROs in 1975 for use of their credit ratings in the determination of capital charges for registered brokers and dealers under the SEC’s Net Capital Rule. Since 2002, the SEC and the U.S. Congress have been examining the purpose of and the need for greater regulation of NRSROs.
Credit rating agency legislation entitled “Credit Rating Agency Reform Act of 2006” (the “Act”) was signed into law by President Bush on September 29, 2006. The Act creates a new SEC registration system for rating agencies that want to be designated as NRSROs. Registrants, including existing NRSROs, are required to submit policies, methodologies, performance data and other materials under rules issued by the SEC in June 2007. New firms must provide evidence that certain capital market participants regard them as issuers of quality credit opinions. The SEC has a limited time to deny an application. Registered NRSROs will be required to certify annually as to the accuracy of application materials and list material changes. Under the Act, the SEC is given new authority and oversight of NRSROs and can censure NRSROs, revoke their registration or limit or suspend their registration in certain cases. The SEC is not authorized to review the analytical process, ratings criteria or methodology of the NRSROs. An agency’s decision to register and comply with the Act will not constitute a waiver of or diminish any right, defense or privilege available under applicable law. Pre-emption language is included in the Act consistent with other legal precedent. The Company does not believe the Act will have a material adverse effect on its financial condition or results of operations.
Following the SEC’s review of comments on proposed rules to implement the Act on May 23, 2007, the SEC voted to adopt final rules and the application form. The effective date of Form NRSRO and the rules relating to it was June 18, 2007; the remaining rules were effective on June 26, 2007. Standard & Poor’s submitted its application on Form NRSRO on June 25, 2007. On September 24, 2007, the SEC granted Standard & Poor’s registration as an NRSRO under the Act.
In the third quarter of 2007, rating agencies became subject to scrutiny for their ratings on structured finance transactions that involve the packaging of subprime residential mortgages, including residential mortgage-backed securities (RMBS) and collateralized debt obligations (CDOs).
On August 29, 2007, Standard & Poor’s received a subpoena from the New York Attorney General’s Office requesting information and documents relating to Standard & Poor’s ratings of securities backed by residential real estate mortgages. Standard & Poor’s is responding to this request.
On October 16, 2007, Standard & Poor’s received a subpoena from the Connecticut Attorney General’s Office requesting information and documents relating to the conduct of Standard & Poor’s credit ratings business. The subpoena appears to relate to an investigation by the Connecticut Attorney General into whether Standard & Poor’s, in the conduct of its credit ratings business, violated the Connecticut Antitrust Act. The Company is responding to the subpoena.
In September 2007, the SEC commenced an examination of rating agencies’ policies and procedures regarding conflicts of interest and the application of those policies and procedures to ratings on RMBS and related CDOs. Standard & Poor’s is cooperating with the SEC staff in connection with this examination. On September 26, 2007, Standard & Poor’s testified before the U.S. Senate Committee on Banking, Housing and Urban Affairs concerning the role of rating agencies in the capital markets and, specifically, the subprime market. On September 27, 2007, Standard & Poor’s also testified before the U.S. House of Representatives (Financial Services Committee) Subcommittee on Capital Markets, Insurance and Government Sponsored Enterprises concerning the role of rating agencies in the structured finance market.
The legal status of rating agencies has also been addressed by courts in the United States in various decisions and is likely to be considered and addressed in legal proceedings from time to time in the future.

Outside the United States, particularly in Europe, regulators and government officials have reviewed whether credit rating agencies should be subject to formal oversight. In the past several years, the European Commission, the Committee of European Securities Regulators (CESR) and the International Organization of Securities Commissions (IOSCO) have issued reports, consultations and questionnaires concerning the role of credit agencies and potential regulation. IOSCO’s review culminated in December 2004 with its Code of Conduct Fundamentals for rating agencies. Standard & Poor’s worked closely with IOSCO in drafting the Code and, in October 2005, Standard & Poor’s issued a new Ratings Services Code of Conduct which is consistent with the IOSCO Code. The Standard & Poor’s Code was updated in June 2007.
Throughout 2006, Standard & Poor’s met with CESR to discuss implementation of its Code of Conduct and responded to CESR’s questionnaire concerning Code related issues. In December 2006, CESR issued its first annual report to the European Commission regarding compliance by credit rating agencies with the IOSCO Code. CESR concluded the four agencies it reviewed (including Standard & Poor’s)are largely compliant with the IOSCO Code. CESR noted areas for improvement and plans to review these areas in 2007. CESR stated it will also assess in its next report the impact of the new U.S. law and SEC rules on the ratings industry in Europe. On May 11, 2007, at CESR’s request, Standard & Poor’s sent an updated letter concerning its Code compliance and responses to CESR’s first annual report.
On June 22, 2007, CESR published a questionnaire for public comment concerning structured finance ratings and processes. Standard & Poor’s submitted public comments and met with CESR on October 5, 2007 to discuss its responses and CESR’s additional questions on structured finance issues. CESR plans to issue its second annual report by April 30, 2008.
In 2006, IOSCO conducted a similar review of rating agencies’ implementation of IOSCO’s model Code of Conduct and issued a report for public consultation in February 2007. IOSCO’s draft conclusions concerning implementation by the major rating agencies are positive overall. Standard & Poor’s submitted comments on May 11, 2007. As part of its ongoing review and in response to developments in the U.S. housing market, on September 18, 2007, IOSCO convened a meeting of rating agency task force members and representatives from the seven NRSROs to discuss structured finance rating issues. IOSCO may modify its model Code of Conduct following its review of agencies’ structured finance rating processes. IOSCO’s work is expected to conclude by February 2008.
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
The Company has learned that on August 9, 2007 a pro se action titled Blomquist v. Washington Mutual, et al., was filed in the District Court for the Northern District of California against numerous financial institutions, government agencies and individuals, including the Company and Mr. Harold McGraw III, the CEO of the Company, alleging various state and federal claims.  The claims against the Company and Mr. McGraw concern Standard & Poor’s ratings of subprime mortgage-backed securities.  Neither the Company nor Mr. McGraw has been served with the complaint. An amended complaint was filed in the Blomquist action on September 10, 2007 which added two other rating agencies as defendants.  In addition, the Company has learned that on August 28, 2007 a putative shareholder class action titled Reese v. Bahash, was filed in the District Court for the District of Columbia against Mr. Robert Bahash, the CFO of the Company, alleging claims under the federal securities laws and state tort law concerning Standard & Poor’s ratings, particularly its ratings of subprime mortgage-backed securities.  Mr. Bahash has not been served with the Complaint.  The Company believes both complaints to be without merit and intends to vigorously defend in the event that service is effected.
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

Information & Media

	Nine	%	Nine
	Months	Increase/	Months
	2007	(Decrease)	2006

Revenue
Business-to-Business	$663,712	6.1	$625,354
Broadcasting	74,434	(14.5)	87,028

Total revenue	$738,146	3.6	$712,382

Operating profit	$43,255	52.5	$28,366

% Operating margin	5.9		4.0

In the first nine months of 2007, revenue grew by 3.6% or $25,764 over the prior year while operating profit increased $14,889. During 2006, the Sweets building products database was integrated into the McGraw-Hill Construction Network, providing architects, engineers and contractors a powerful new search function for finding, comparing, selecting and purchasing products. This integration transformed Sweets from a primarily print catalog to a bundled print and online service. Historically, Sweets file sales were recognized in the fourth quarter of each year when catalogs were delivered to its customers. Online service revenue is recognized as the service is provided. Sales of the bundled product will be recognized ratably over the service period, primarily 2007. $19,503 of revenue and $17,280 of operating profit were recorded in the Business-to-Business Group in the first nine months of 2007 related to the Sweets transformation. In Broadcasting, comparisons to the first nine months of 2006 are driven by the declines in local and national advertising, particularly in the automotive and services sectors. Foreign exchange rates had an immaterial impact on revenue growth and a negative impact of $3.1 million on segment operating profit growth.
Information & Media’s stock-based compensation expense for the nine months ended September 30, 2006 included a one-time charge of $2,713 from the elimination of the Company’s restoration stock option program.
During the third quarter of 2006, the Information & Media segment incurred a pre-tax restructuring charge of $5,750 ($3,611 after tax, or $0.01 per diluted share) consisting primarily of employee severance costs related to the reduction of approximately 100 positions across the segment. These restructuring activities related to operating efficiency improvements.
At the Business-to-Business Group, revenue in the first nine months of 2007 increased 6.1% compared to prior year due to growth in oil, natural gas and power news and pricing products, international research studies and the Sweets transformation. According to the Publishing Information Bureau (PIB), BusinessWeek’s advertising pages in the global edition for the first nine months of 2007 were down 16.4%, with one less issue year to year for PIB purposes and advertising revenue recognition purposes. BusinessWeek.com improved its performance with increases in advertising compared with the first nine months of 2006. The Company continues to make investments in the BusinessWeek.com brand.
Oil, natural gas and power news and pricing products experienced growth as a result of the increased need for market information due to volatility in the price of crude oil and other commodities.
Expansion of international research studies, increased revenue from corporate communications and growth of U.S. Automotive studies positively influenced growth for the Business-to-Business Group in the first nine months of 2007 over the same period in 2006.
Through the first nine months of 2007, total U.S. construction starts were down 11% versus a year ago. The decline reflected a sharply reduced amount of residential building, which retreated 24%. At the same time, nonresidential building in the January-September period held steady with last year’s pace, and nonbuilding construction advanced 6%.
Broadcasting revenue for the first nine months of 2007 declined by 14.5% compared to the same period in the prior year. During the third quarter of 2007, Broadcasting experienced some political revenue primarily associated with proposition advertising in California, Colorado and Indiana and a Mayor’s race in Indianapolis, however, year to date, political revenue was significantly lower than the prior year when Broadcasting benefited from political advertising which included proposition advertising in Indiana, Colorado and California, governors races in California and Colorado and house races in Indiana, Colorado and California. Additionally, the Group’s decision not to renew the Oprah Winfrey Show for the San Diego and Denver markets in 2007 and the airing of the 2006 Super Bowl on ABC have also contributed to the decline. Local and national advertising declines were primarily driven by the automotive and services sectors.
Liquidity and Capital Resources
The Company continues to maintain a strong financial position. The Company’s primary source of funds for operations is cash generated by operating activities. The Company’s core businesses have been strong cash generators. Income and consequently cash provided from operations during the year are significantly impacted by the seasonality of businesses, particularly educational publishing. This seasonality also impacts cash flow and related borrowing patterns. The Company’s cash flow is typically greater in the second half of the year than in the first half of the year. Debt financing is used as necessary for seasonal fluctuations in working capital, acquisitions and for share repurchases. Cash and cash equivalents were $452.5 million at September 30, 2007, an increase of $99.0 million from December 31, 2006. Most of the cash and equivalents as of September 30, 2007 are held outside the United States. The Company’s subsidiaries maintain cash balances at financial institutions located throughout the world. These cash balances are subject to normal currency exchange fluctuations. Typically, cash held outside the U.S. is anticipated to be utilized to fund international operations or to be reinvested outside the U.S. as a significant portion of the Company’s opportunities for growth in the coming years are expected to be abroad. Occasionally, the foreign excess cash balances may be repatriated to the United States to fund domestic operations.
Cash Flow
Operating Activities: Cash provided by operations was $1,076.9 million for the first nine months of 2007, as compared to $950.8 million in 2006. The change in cash from operating activities is primarily the result of growth in income from operations and cash collections.
Accounts receivable (before reserves) increased $242.2 million from the prior year-end, primarily due to the seasonality of the educational business and growth in Financial Services. The increase in accounts receivable (before reserves) was partially offset by strong cash collections. This increase compares to an increase of $214.1 million in 2006 from the 2005 year-end. Year-to-date, the number of day’s sales outstanding has deteriorated by 2 days year over year. This deterioration is the result of an increase in the proportion of non-U.S. accounts receivable. Inventories increased by $41.9 million from the end of 2006 primarily as a result of the stronger adoption opportunities in 2007 compared with 2006.
Accounts payable and accrued expenses decreased by $65.4 million over the prior year-end primarily due to the timing of first quarter performance based compensation payments. This decrease compares to a $110.0 million decrease in 2006. Deferred taxes reduced cash from operations by $68.3 million primarily as a result of deferred tax assets relating to the accounting for share-based compensation in accordance with Statement No. 123(R).

Investing Activities: Cash used for investing activities was $390.3 million and $259.1 million in the first nine months of 2007 and 2006, respectively. The change over the prior year is primarily due to purchases of property and equipment, and acquisition activity, partially offset by dispositions.
Purchases of property and equipment totaled $146.5 million in the first nine months of 2007 compared with $56.8 million in 2006. For 2007, capital expenditures are expected to be approximately $250 million and primarily relate to increased investment in the Company’s information technology data centers and other technology initiatives, a well as the new McGraw-Hill Education facility in Iowa.
Net prepublication costs increased $17.0 million to $524.9 million from December 31, 2006, as spending outpaced amortization. Prepublication investment in the current year totaled $209.5 million as of September 30, 2007, $20.2 million more than the same period in 2006. Prepublication investment for 2007 is expected to be approximately $310 million, reflecting the significant adoption opportunities in key states in 2007 and beyond.
Financing Activities: Cash used for financing activities was $606.2 million as of September 30, 2007 compared to $1,125.9 million in 2006. The difference is primarily attributable to the increased borrowings consisting of commercial paper, promissory note and extendible commercial note borrowings. In 2007, cash was utilized to repurchase approximately 30 million shares for $1.9 billion. Cash was utilized to repurchase approximately 26.1 million shares for $1.4 billion in the first nine months of 2006. Shares repurchased under the repurchase program were used for general corporate purposes, including the issuance of shares for stock compensation plans and to offset the dilutive effect of the exercise of employee stock options.
Commercial paper borrowings as of September 30, 2007 totaled $1,082.5 million, an increase from $232.8 million at the same point in 2006. Commercial paper borrowings are supported by the Company’s five-year revolving credit facility agreement of $1.2 billion which expires on July 20, 2009. The Company pays a facility fee of seven basis points on the credit facility whether or not amounts have been borrowed, and borrowings may be made at a spread of 13 basis points above the prevailing LIBOR rates. This spread increases to 18 basis points for borrowings exceeding 50% of the total capacity available under the facility. The facility contains certain covenants, and the only financial covenant requires that the Company not exceed indebtedness to cash flow ratio, as defined, of 4 to 1 at any time. This restriction has never been exceeded. There were no borrowings under this agreement as of September 30, 2007 and 2006.
In addition, there were $10.0 million in extendible commercial note (ECNs) borrowings outstanding at September 30, 2007. There were no ECNs borrowings outstanding at September 30, 2006. The Company has the capacity to issue ECNs of up to $240 million, provided that sufficient investor demand for the ECNs exists. ECNs replicate commercial paper, except that the Company has an option to extend the note beyond its initial redemption date to a maximum final maturity of 390 days. However, if exercised, such an extension is at a higher reset rate, which is at a predetermined spread over LIBOR and is related to the Company’s commercial paper rating at the time of extension. As a result of the extension option, no backup facilities for these borrowings are required. As is the case with commercial paper, ECNs have no financial covenants.
On April 19, 2007, the Company signed a promissory note with one of its providers of banking services to enable the Company to borrow additional funds, on an uncommitted basis, from time to time to supplement its commercial paper and ECNs borrowings. The specific terms (principal, interest rate and maturity date) of each borrowing governed by this promissory note are determined on the borrowing date of each loan. There were $238.5 million of borrowings outstanding under this promissory note at September 30, 2007. There were no promissory note borrowings outstanding at September 30, 2006.

Under the shelf registration that became effective with the Securities and Exchange Commission in 1990, an additional $250 million of debt securities can be issued.
In 2006, the Company announced it terminated the restoration feature of its stock option program on March 30, 2006. The Board of Directors voted to eliminate restoration stock options in an effort to reduce future expenses the Company will incur under Statement No. 123(R). Additionally, the Company has reshaped its long-term incentive compensation program to emphasize the use of restricted performance stock over employee stock options.
On January 24, 2006, the Board of Directors approved a stock repurchase program authorizing the purchase of up to 45 million shares, which was approximately 12.1% of the total shares of the Company’s outstanding common stock. The repurchased shares may be used for general corporate purposes, including the issuance of shares in connection with the exercise of employee stock options. Purchases under this program may be made from time to time on the open market and in private transactions depending on market conditions. At December 31, 2006, authorization for the repurchase of 20 million shares remained under the 2006 program. On January 31, 2007, the Board of Directors approved a new stock repurchase program (2007 program) authorizing the repurchase of up to 45 million additional shares. The Company repurchased 30 million shares from the 2007 and 2006 programs during the first nine months of 2007 for $1,890.0 million at an average price of $63.00 per share. As of September 30, 2007, the share repurchase authorization granted by the 2006 program has been fully utilized and 35 million shares remain authorized for repurchase under the 2007 program.
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
The Company has naturally hedged positions in most countries from a local currency perspective with offsetting assets and liabilities. The gross amount of the Company’s foreign exchange balance sheet exposure from operations is $134.2 million as of September 30, 2007. Management has estimated using an undiversified value-at-risk analysis with 95% certainty that the foreign exchange gains and losses should not exceed $14.0 million over the next year based on the historical volatilities of the portfolio.
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

Percent change in interest rates	Projected annual pre-tax impact on
(+/–)	operations (millions)
1%	$9.0

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

“Safe Harbor” Statement Under the Private Securities Litigation Reform Act of 1995
This section, as well as other portions of this document, includes certain forward-looking statements about the Company’s businesses, new products, sales, expenses, tax rates, cash flows, prepublication investments and operating and capital requirements. Such forward-looking statements include, but are not limited to: the strength and sustainability of the U.S. and global economy; Educational Publishing’s level of success in 2007 adoptions and in open territories and enrollment and demographic trends; the level of educational funding; the strength of School Education, Higher Education, Professional and International publishing markets and the impact of technology on them; the level of interest rates and the strength of the economic recovery, profit levels and the capital markets in the U.S. and abroad; the level of success of new product development and global expansion and strength of domestic and international markets; the demand and market for debt ratings, including collateralized debt obligations (CDO), residential mortgage and asset-backed securities and related asset classes; the regulatory environment affecting Standard & Poor’s; the level of merger and acquisition activity in the U.S. and abroad; the strength of the domestic and international advertising markets; the volatility of the energy marketplace; the contract value of public works, manufacturing and single-family unit construction; the level of political advertising; and the level of future cash flow, debt levels, product-related manufacturing expenses, distribution expenses, prepublication, amortization and depreciation expense, income tax rates, capital, technology, restructuring charges and other expenditures and prepublication cost investment.
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
As of September 30, 2007, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the U.S. Securities Exchange Act of 1934). Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2007.
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
The Company has learned that on August 9, 2007 a pro se action titled Blomquist v. Washington Mutual, et al., was filed in the District Court for the Northern District of California against numerous financial institutions, government agencies and individuals, including the Company and Mr. Harold McGraw III, the CEO of the Company, alleging various state and federal claims. The claims against the Company and Mr. McGraw concern Standard & Poor’s ratings of subprime mortgage-backed securities. Neither the Company nor Mr. McGraw has been served with the complaint. An amended complaint was filed in the Blomquist action on September 10, 2007 which added two other rating agencies as defendants. In addition, the Company has learned that on August 28, 2007 a putative shareholder class action titled Reese v. Bahash, was filed in the District Court for the District of Columbia against Mr. Robert Bahash, the CFO of the Company, alleging claims under the federal securities laws and state tort law concerning Standard & Poor’s ratings, particularly its ratings of subprime mortgage-backed securities. Mr. Bahash has not been served with the Complaint. The Company believes both complaints to be without merit and intends to vigorously defend in the event that service is effected.

In addition, in the normal course of business both in the United States and abroad, the Company and its subsidiaries are defendants in numerous legal proceedings and are involved, from time to time, in governmental and self-regulatory agency proceedings, which may result in adverse judgments, damages, fines or penalties. Also, various governmental and self-regulatory agencies regularly make inquiries and conduct investigations concerning compliance with applicable laws and regulations (see discussion in Item 2 — Results of Operations — Comparing Three Months Ended September 30, 2007 and 2006). Based on information currently known by the Company’s management, the Company does not believe that any pending legal, governmental or self-regulatory proceedings or investigations will result in a material adverse effect on its financial condition or results of operations.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds
On January 24, 2006, the Board of Directors approved a stock repurchase program authorizing the purchase of up to 45 million shares, which was approximately 12.1% of the total shares of the Company’s outstanding common stock as of January 24, 2006. As of December 31, 2006, 20 million shares remained available under the 2006 repurchase program. On January 31, 2007 the Board of Directors approved a new stock repurchase program authorizing the purchase of up to 45 million additional shares, which was approximately 12.7% of the total shares of the Company’s outstanding common stock as of January 31, 2007. In the first nine months of 2007, the Company repurchased 30 million shares, including 10 million shares from the 2007 program and the 20 million shares remaining under the 2006 program. The repurchase programs have no expiration date. The repurchased shares may be used for general corporate purposes, including the issuance of shares in connection with the exercise of employee stock options. Purchases under this program may be made from time to time on the open market and in private transactions, depending on market conditions.
The following table provides information on purchases made by the Company of its outstanding common stock during the third quarter of 2007 pursuant to the stock repurchase programs authorized by the Board of Directors on January 24, 2006 and January 31, 2007 (column c). In addition to purchases under the 2006 and 2007 stock repurchase programs, the number of shares in column (a) include: 1) shares of common stock that are tendered to the Registrant to satisfy the employees’ tax withholding obligations in connection with the vesting of awards of restricted performance shares (such shares are repurchased by the Registrant based on their fair market value on the vesting date), and 2) shares of the Registrant deemed surrendered to the Registrant to pay the exercise price and to satisfy the employees’ tax withholding obligations in connection with the exercise of employee stock options. There were no other share repurchases during the quarter outside the stock repurchases noted below:

Period	(a)Total	(b)Average	(c)Total Number of	(d) Maximum Number of
	Number of	Price Paid	Shares Purchased as	Shares that may yet
	Shares	per Share	Part of Publicly	be Purchased Under
	Purchased		Announced Programs	the Programs
	(in millions)		(in millions)	(in millions)
(July 1 – July 31, 2007)	3.7	$60.96	3.7	41.8
(Aug. 1 – Aug. 31, 2007)	6.8	$57.43	6.8	35.0
(Sept. 1 – Sept. 30, 2007)	—	—	—	35.0
Total – Qtr	10.5	$58.63	10.5	35.0

Item 6.      Exhibits

(15)	Letter on Unaudited Interim Financials

(31.1)	Quarterly Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Quarterly Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Quarterly Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MCGRAW–HILL COMPANIES, INC.

Date: October 26, 2007	By	/s/ Robert J. Bahash
Robert J. Bahash
Executive Vice President
and Chief Financial Officer

Date: October 26, 2007	By	/s/ Kenneth M. Vittor
Kenneth M. Vittor
Executive Vice President
and General Counsel