Form 10-K
period 2007-12-31
MCGRAW-HILL COMPANIES INC
filed 2008-02-29
CIK 64040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended  December 31, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                        to
Commission file number   1-1023
THE MCGRAW-HILL COMPANIES, INC.

(Exact name of registrant as specified in its charter)

New York	13-1026995
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

1221 AVENUE OF THE AMERICAS, NEW YORK, N.Y.	10020

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code  (212) 512-2000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock — $1 par value	New York Stock Exchange
Securities registered pursuant to section 12(g) of the Act:
NONE

(Title of class)

(Title of class)
     Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     ☑ Yes      ☐ No
     Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     ☐ Yes     ☑ No
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☑Yes     ☐No
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12-b-2 of the Act).     ☐ Yes     ☑ No
     The aggregate market value of voting stock held by non-affiliates of the Registrant as of the last business day of the second fiscal quarter ended June 30, 2007, was $23,070,469,142, based on the closing price of the common stock as reported on the New York Stock Exchange of $68.08 per common share. For purposes of this calculation, it is assumed that directors, executive officers and beneficial owners of more than 10% of the registrant outstanding stock are affiliates.
     The number of shares of common stock of the Registrant outstanding as of February 15, 2008 was 322,785,554 shares.
     Part I, Part II and Part III incorporate information by reference from the Annual Report to Shareholders for the year ended December 31, 2007. Part III incorporates information by reference from the definitive proxy statement mailed to shareholders March 20, 2008 for the annual meeting of shareholders to be held on April 30, 2008.

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
The Registrant’s 21,171 employees are located worldwide. They perform the vital functions of analyzing the nature of changing demands for information and of channeling the resources necessary to fill those demands. By virtue of the numerous copyrights and licensing, trademark, and other agreements, which are essential to such a business, the Registrant is able to collect, compile, and disseminate this information. The Company’s books and magazines are printed by third parties. The Registrant’s principal raw material is paper, and the Registrant has assured sources of supply, at competitive prices, adequate for its business needs.
Descriptions of the Company’s principal products, broad services and markets, and significant achievements are hereby incorporated by reference from Exhibit (13), pages 24 and 25, containing textual material of the Registrant’s 2007 Annual Report to Shareholders.
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
You may also read and copy materials that the Company has filed with the Securities and Exchange Commission (“SEC”) at the SEC’s public reference room located at 450 Fifth Street, N.W., Room 1024, Washington, D.C. 20549. Please call the Commission at 1-800-SEC-0330 for further information on the public reference room. In addition, the Company’s filings with the Commission are available to the public on the Commission’s Web site at www.sec.gov. Several years of SEC filings are also available at the Company’s Investor Relations Web site. Go to www.mcgraw-hill.com/investor_relations and click on the SEC Filings link.
     Certifications
The Company has filed the required certifications under Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits (31.1) and (31.2) to its annual report on Form 10-K for the fiscal year ended December 31, 2007. In addition the Company has filed the required certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as Exhibit (32) to its annual report on Form 10-K for the fiscal year ended December 31, 2007. After the 2008 Annual Meeting of Shareholders, the Company intends to file with the New York Stock Exchange (“NYSE”) the CEO certification regarding the Company’s compliance with the NYSE’s corporate governance listing standards as required by NYSE rule 303A.12. Last year, the Company filed this CEO certification with the NYSE on May 17, 2007.
     Information as to Operating Segments
The relative contribution of the operating segments of the Registrant and its subsidiaries to operating revenue, operating profit, long-lived assets and geographic information for the three years ended December 31, 2007, are included in Exhibit (13), on pages 63 and 64 in the Registrant’s 2007 Annual Report to Shareholders and is hereby incorporated by reference.
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

The Company’s results could be adversely affected by a reduction in the volume of debt securities issued in domestic and/or global capital markets. Unfavorable financial or economic conditions that either reduce investor demand for debt securities or reduce issuers’ willingness or ability to issue such securities could reduce the number and dollar volume of debt issuance for which Standard & Poor’s provides ratings services. In addition, increases in interest rates or credit spreads, volatility in financial markets or the interest rate environment, significant political or economic events, defaults of significant issuers and other market and economic factors may negatively impact the general level of debt issuance, the debt issuance plans of certain categories of borrowers, and/or the types of credit-sensitive products being offered. A sustained period of market decline or weakness could have a material adverse effect on the Company. The Company’s results could also be adversely affected because of public statements or actions by market participants, government officials and others who may be advocates of increased regulation, regulatory scrutiny or litigation.

•	Changes in Educational Funding

The Company’s U.S. educational textbook and testing businesses may be adversely affected by changes in state educational funding as a result of changes in legislation, both at the federal and state level, changes in the state procurement process and changes in the condition of the local, state or U.S. economy. While in the past few years the availability of state and federal funding for elementary and high school education has improved due to legislative mandates such as No Child Left Behind (“NCLB”) and Reading First, future changes in federal funding and the state and local tax base could create an unfavorable environment, leading to budget issues resulting in a decrease in educational funding.

•	Cyclical Nature of Customers’ Businesses

A significant portion of the Company’s sales are to customers in educational markets. The School Education Group and the industry it serves are influenced strongly by the magnitude and timing of state adoption opportunities. Approximately 20 states currently use an adoption process to purchase textbooks. In the remaining states, known as “open territories”, textbooks are purchased independently by local districts or individual schools. The 2008 adoption market is projected to increase by approximately 10% to 15% as compared to 2007. While the adoption opportunities in 2008 and beyond are expected to increase there is no guarantee that the Company will be successful in the new state adoption market or in open territories.

•	Changes in the Global Advertising Markets / Affiliation Agreements

Although advertising’s impact on the McGraw-Hill Companies is less than 5% of revenue, advertising is still a significant source of revenue in the Information & Media segment. In general, demand for advertising tends to correlate with changes in the level of economic activity in the United States and in the markets the Company serves. In addition, world, national and local events may affect advertising demand. Competition from other forms of media such as other magazines, broadcasters and Web sites, affects the Company’s ability to attract and retain advertisers. In addition, significant changes in the Company’s network affiliation agreements could affect the profitability of the Company’s broadcasting operations.

•	Possible Loss of Market Share or Revenue Through Competition or Regulation

The markets for credit ratings as well as research, investment and advisory services are very competitive. The Financial Services segment competes domestically and internationally on the basis of a number of factors, including quality of ratings, research and investment advice, client service, reputation, price, geographic scope, range of products and services, and technological innovation. In addition, in some of the countries in which Standard & Poor’s competes, governments may provide financial or other support to locally-based rating agencies and may from time to time establish official credit rating agencies, credit ratings criteria or procedures for evaluating local issuers. The financial services industry is also subject to the potential for increasing regulation in the United States and abroad. The businesses conducted by the Financial Services segment are in certain cases regulated under the U.S. Credit Rating Agency Reform Act of 2006, Investment Advisers Act of 1940, the U.S. Securities Exchange Act of 1934, the National Association of Securities Dealers and/or the laws of the states or other jurisdictions in which they conduct business. In the past several years the U.S. Congress, the Securities and Exchange Commission (“SEC”), the European Commission, through the Committee of European Securities Regulators (“CESR”) and the International Organization of Securities Commissions (“IOSCO”), a global group of securities commissioners, have been reviewing the role of rating agencies and their processes and the need for greater oversight or regulations concerning the issuance of credit ratings or the activities of credit rating agencies. Local, national and multinational bodies have considered and adopted other legislation and regulations relating to credit rating agencies from time to time and are likely to continue to do so in the future. The Company does not believe that any new or currently proposed legislation, regulations or judicial determinations would have a materially adverse effect on its financial condition or results of operations. However, new legislation, regulations or judicial determinations applicable to credit rating agencies in the United States and abroad could affect the competitive position of Standard & Poor’s ratings services. Additional information on the SEC’s activities regarding rating agencies is provided in the Management’s Discussion and Analysis section of the Company’s 2007 Annual Report to Shareholders.

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

The Company is involved in legal actions and claims arising from its business practices, as discussed in the Management’s Discussion and Analysis section of the Company’s Annual Report to Shareholders, and faces the risk that additional actions and claims will be filed in the future. Due to the inherent uncertainty of the litigation process, the resolution of any particular legal proceeding or change in applicable legal standards could have a material effect on the Company’s financial position and results of operations.

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
Item 1b. Unresolved Staff Comments
      None.

Item 2. Properties
The Registrant leases office facilities at 230 locations: 117 are in the United States. In addition, the Registrant owns real property at 22 locations, of which 10 are in the United States. The principal facilities of the Registrant are as follows:

	Owned	Square
	or	Feet
Locations	Leased	(thousands)	Segment

Domestic
New York, NY
55 Water Street	Leased	1,071	Financial Services
2 Penn Plaza	Leased	534	Various Segments
1221 Avenue of the Americas	Leased	420	Corporate Headquarters
			Various Segments

Blacklick, OH
Book Distr. Ctr.	Owned	558	McGraw-Hill Education
Office	Owned	73	McGraw-Hill Education

Ashland, OH	Leased	602	McGraw-Hill Education

Groveport, OH	Leased	506	McGraw-Hill Education

Columbus, OH
Orion Place	Owned	170	McGraw-Hill Education
East Commons	Leased	66	McGraw-Hill Education

East Windsor, NJ	Owned
Office & Data Center		415	Various Segments
Warehouse		407	Vacant

Delran, NJ	Leased	108	McGraw-Hill Education

DeSoto, TX	Leased
Book Distr. Ctr.		382	McGraw-Hill Education
Assembly Plant		418	McGraw-Hill Education

Monterey, CA	Owned	215	McGraw-Hill Education

Salinas, CA
Moffitt Street	Leased	98	Vacant
El Camino Road	Leased	79	McGraw-Hill Education

Westlake Village, CA	Leased	102	Information & Media

Mather, CA	Leased	56	McGraw-Hill Education

San Francisco, CA	Leased	53	Various Segments

San Diego, CA	Owned	43	Information & Media

Dubuque, IA
Chavenelle Drive	Leased	331	McGraw-Hill Education
Bell Street	Owned	139	McGraw-Hill Education

Chicago, IL	Leased	152	Various Segments

	Owned	Square
	or	Feet
Locations	Leased	(thousands)	Segment

Burr Ridge, IL	Leased	137	McGraw-Hill Education

Centennial, CO	Owned	133	Various Segments

Denver, CO	Owned	88	Information & Media

Boulder, CO	Leased	66	Information & Media

Indianapolis, IN
North Michigan Road	Leased	127	McGraw-Hill Education
North Meridian Street	Owned	54	Information & Media

Washington, DC	Leased	69	Various Segments

Norcross, GA	Leased	66	McGraw-Hill Education

Lake Mary, FL	Leased	58	McGraw-Hill Education

Troy, MI	Leased	47	Information & Media

Boston, MA	Leased	42	Financial Services

Bothell, WA	Leased	39	McGraw-Hill Education

Foreign
Canary Wharf, England	Leased	266	Various Segments

Maidenhead, England	Leased	83	Various Segments

Wooburn, England	Leased	45	McGraw-Hill Education

Mexico City, Mexico	Leased	102	McGraw-Hill Education

Whitby, Canada	Owned
Office		80	McGraw-Hill Education
Book Distr. Ctr.		80	McGraw-Hill Education

Madrid, Spain	Leased	97	McGraw-Hill Education

Jurong, Singapore	Leased	92	McGraw-Hill Education

New Delhi, India	Leased	52	McGraw-Hill Education

Frankfurt, Germany	Leased	39	Various Segments
In October 2007 the Company moved from a leased facility in Dubuque, Iowa to a new owned facility.
During 2007, leased domestic properties decreased slightly due to expirations and lease buyouts.

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
The Company has learned that on August 9, 2007 a pro se action titled Blomquist v. Washington Mutual, et al., was filed in the District Court for the Northern District of California against numerous financial institutions, government agencies and individuals, including the Company and Mr. Harold McGraw III, the CEO of the Company, alleging various state and federal claims. The claims against the Company and Mr. McGraw concern Standard & Poor’s ratings of subprime mortgage-backed securities. An amended Complaint was filed in the Blomquist action on September 10, 2007 which added two other rating agencies as defendants. On February 19, 2008 the Company was served with the Complaint. In addition, the Company has learned that on August 28, 2007 a putative shareholder class action titled Reese v. Bahash, was filed in the District Court for the District of Columbia against Mr. Robert Bahash, the CFO of the Company, alleging claims under the federal securities laws and state tort law concerning Standard & Poor’s ratings, particularly its ratings of subprime mortgage-backed securities. Mr. Bahash has not been served with the Complaint. On February 11, 2008, the District Court in the Reese matter entered an order appointing a lead plaintiff in that action and permitting plaintiffs to amend the Complaint on or before April 16, 2008 to add additional defendants. The Company believes both Complaints to be without merit and intends to vigorously defend in the event that service is effected.
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
Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of Registrant’s security holders during the last quarter of the period covered by this Report.

Executive Officers of the Registrant

Name	Age	Position

Harold McGraw III	59	Chairman of the Board, President and Chief Executive Officer

Robert J. Bahash	62	Executive Vice President and Chief Financial Officer

Peter C. Davis	53	Executive Vice President, Global Strategy

Bruce D. Marcus	59	Executive Vice President and Chief Information Officer

David L. Murphy	62	Executive Vice President, Human Resources

Kenneth M. Vittor	58	Executive Vice President and General Counsel

David B. Stafford	45	Senior Vice President, Corporate Affairs and Executive Assistant to the Chairman, President and Chief Executive Officer
All of the above executive officers of the Registrant have been full-time employees of the Registrant for more than five years except for Peter Davis.
Mr. Davis, prior to becoming an officer of the Registrant on November 1, 2006 was a managing director at Novantas LLC, where he was responsible for the capital markets, asset management, and commercial and private banking practices. Prior to his tenure at Novantas, he was a partner at Booz Allen Hamilton.
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
Mr. Stafford, prior to becoming an officer of the Registrant on February 2, 2006, was Associate General Counsel in the Company’s Legal Department.

PART II
Item 5. Market for the Registrant’s Common Stock and Related Stockholder Matters and Issuer Purchases of Equity Securities
On February 15, 2008, the closing price of the Registrant’s common stock was $40.94 per share as reported on the New York Stock Exchange. The approximate number of record holders of the Registrant’s common stock as of February 15, 2008 was 7,474.

	2007	2006
Dividends per share of common stock:
$0.205 per quarter in 2007	$0.82
$0.1815 per quarter in 2006		$0.726
On January 24, 2006 the Board of Directors approved a stock repurchase program authorizing the purchase of up to 45 million shares, which was approximately 12.1% of the total shares of the Company’s outstanding common stock as of January 24, 2006. As of December 31, 2006, 20 million shares remained available under the 2006 repurchase program. On January 31, 2007 the Board of Directors approved a new stock repurchase program authorizing the purchase of up to 45 million additional shares, which was approximately 12.7% of the total shares of the Company’s outstanding common stock as of January 31, 2007. In 2007, the Company repurchased 37 million shares, including the 20 million shares remaining under the 2006 program and 17 million shares from the 2007 program. As of December 31, 2007, 28 million shares remained available under the 2007 repurchase program. The repurchase program has no expiration date. The repurchased shares may be used for general corporate purposes, including the issuance of shares in connection with the exercise of employee stock options. Purchases under this program may be made from time to time on the open market and in private transactions, depending on market conditions.
The following table provides information on purchases made by the Company of its outstanding common stock during the fourth quarter of 2007 pursuant to the stock repurchase program authorized by the Board of Directors on January 31, 2007 (column c). In addition to purchases under the 2007 stock repurchase program, the number of shares in column (a) includes: 1) shares of common stock that are tendered to the Registrant to satisfy the employees’ tax withholding obligations in connection with the vesting of awards of restricted performance shares (such shares are repurchased by the Registrant based on their fair market value on the vesting date), and 2) shares of the Registrant deemed surrendered to the Registrant to pay the exercise price and to satisfy the employees’ tax withholding obligations in connection with the exercise of employee stock options. There were no other share repurchases during the quarter outside the stock repurchases noted below:

			(c)Total Number of	(d) Maximum Number
	(a)Total Number of		Shares Purchased as	of Shares that may
	Shares	(b)Average Price	Part of Publicly	yet be Purchased
	Purchased	Paid per	Announced Programs	Under the Programs
Period	(in millions)	Share	(in millions)	(in millions)
(Oct. 1 — Oct. 31, 2007)	—	—	—	35.0
(Nov. 1 — Nov. 30, 2007)	4.9	$46.53	4.9	30.1
(Dec. 1 — Dec. 31, 2007)	2.1	$45.14	2.1	28.0
Total — Qtr	7.0	$46.11	7.0	28.0
Information concerning the high and low stock price of the Registrant’s common stock on the New York Stock Exchange is incorporated herein by reference from Exhibit (13), from page 82 of the 2007 Annual Report to Shareholders.
A performance graph that compares the Registrant’s cumulative total shareholder return during the previous five years with a performance indicator of the overall market (i.e., S&P 500), and the Registrant’s peer group is incorporated herein by reference from Exhibit (13), from page 2 of the 2007 Annual Report to Shareholders.

Item 6. Selected Financial Data
Incorporated herein by reference from Exhibit (13), from the 2007 Annual Report to Shareholders, pages 80 and 81.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Incorporated herein by reference from Exhibit (13), from the 2007 Annual Report to Shareholders, pages 24 to 52.
Item 7a. Quantitative and Qualitative Disclosure about Market Risk
Incorporated herein by reference from Exhibit (13), from the 2007 Annual Report to Shareholders, page 51.
Item 8. Consolidated Financial Statements and Supplementary Data
Incorporated herein by reference from Exhibit (13), from the 2007 Annual Report to Shareholders, pages 53 to 79.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9a. Controls and Procedures
Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed with the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure.
As of December 31, 2007, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the U.S. Securities Exchange Act of 1934). Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2007.
Management’s Annual Report on Internal Control Over Financial Reporting
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (Section 404) and as defined in Rules 13a-15(f) under the U.S. Securities Exchange Act of 1934, management is required to provide the following report on the Company’s internal control over financial reporting:
1.	The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.
2.	The Company’s management has evaluated the system of internal control using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) framework. Management has selected the COSO framework for its evaluation as it is a control framework recognized by the SEC and the Public Company Accounting Oversight Board that is free from bias, permits reasonably consistent qualitative and quantitative measurement of the Company’s internal controls, is sufficiently complete so that relevant controls are not omitted and is relevant to an evaluation of internal controls over financial reporting.

3.	Based on management’s evaluation under this framework, we have concluded that the Company’s internal controls over financial reporting were effective as of December 31, 2007. There are no material weaknesses in the Company’s internal control over financial reporting that have been identified by management.
4.	The Company’s independent registered public accounting firm, Ernst & Young LLP, have audited the consolidated financial statements of the Company for the year ended December 31, 2007, and have issued their reports on the financial statements and the effectiveness of internal controls over financial reporting. These reports are located on pages 77 and 78 of the 2007 Annual Report to Shareholders.
     Other Matters
There have been no changes in the Company’s internal control over financial reporting during the most recent quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9b. Other Information
None.

PART III
Item 10.	Directors and Executive Officers of the Registrant

Incorporated herein by reference from the Registrant’s definitive proxy statement dated March 20, 2008 for the annual meeting of shareholders to be held on April 30, 2008.
Item 11.	Executive Compensation

Incorporated herein by reference from the Registrant’s definitive proxy statement dated March 20, 2008 for the annual meeting of shareholders to be held on April 30, 2008.
Item 12.	Security Ownership of Certain Beneficial Owners and Management

Incorporated herein by reference from the Registrant’s definitive proxy statement dated March 20, 2008 for the annual meeting of shareholders to be held April 30, 2008.

The following table details the Registrant’s equity compensation plans as of December 31, 2007:
Equity Compensation Plans’ Information

			(c)
			Number of securities
		(b)	remaining available
	(a)	Weighted-average	for future issuance
	Number of securities to	exercise price of	under equity
	be issued upon exercise	outstanding	compensation plans
	of outstanding options,	options, warrants	(excluding securities reflected
Plan Category	warrants and rights	and rights	in column (a))

Equity compensation plans approved by security holders	32,048,615	$39.6238	23,585,795
Equity compensation plans not approved by security holders	0	0	0

Total	32,048,615 (1)	$39.6238	23,585,795	(2) (3)

(1)	Included in this number are 31,837,143 shares to be issued upon exercise of outstanding options under the Company’s Stock Incentive Plans and 211,472 deferred units already credited but to be issued under the Director Deferred Stock Ownership Plan.

(2)	Included in this number are 559,953 shares reserved for issuance under the Director Deferred Stock Ownership Plan. The remaining 23,025,842 shares are reserved for issuance under the 2002 Stock Incentive Plan (the “2002 Plan”) for Performance Stock, Restricted Stock, Other Stock-Based Awards, Stock Options and Stock Appreciation Rights (“SARs”).

(3)	Under the terms of the 2002 Plan, shares subject to an award (other than a stock option, SAR, or dividend equivalent) or shares paid in settlement of a dividend equivalent reduce the number of shares available under the 2002 Plan by one share for each such share granted or paid; shares subject to a stock option or SAR reduce the number of shares available under the 2002 Plan by one-third of a share for each such share granted. The 2002 Plan stipulates that in no case, as a result of such share counting, may more than 19,000,000 shares of stock be issued thereunder. Accordingly, for purposes of setting forth the figures in this column, the base figure from which issuances of stock awards are deducted, is deemed to be 19,000,000 shares for the 2002 Plan plus shares reserved for grant immediately prior to the amendments to the 2002 Plan of April 28, 2004.

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

Incorporated herein by reference from the Registrant’s definitive proxy statement dated March 20, 2008 for the annual meeting of shareholders to be held April 30, 2008.

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

During the year ended December 31, 2007, Ernst & Young LLP audited the consolidated financial statements of the Corporation and its subsidiaries.

Incorporated herein by reference from the Registrant’s definitive proxy statement dated March 20, 2008 for the annual meeting of shareholders to be held April 30, 2008.
PART IV
Item 15.	Exhibits and Financial Statement Schedules
(a)	1.	Financial Statements

		The Index to Financial Statements and Financial Statement Schedule on page 14 is incorporated herein by reference as the list of financial statements required as part of this report.

	2.	Financial Statement Schedules

		The Index to Financial Statements and Financial Statement Schedule on page 14 is incorporated herein by reference as the list of financial statements required as part of this report.

	3.	Exhibits

		The exhibits filed as part of this annual report on Form 10-K are listed in the Exhibit Index on pages 19 to 20, immediately preceding such Exhibits, and such Exhibit Index is incorporated herein by reference.

The McGraw-Hill Companies
Index to Financial Statements,
Financial Statement Schedules and Exhibits

	Reference
		Annual Report
	Form	to Share-
	10-K	holders (page)
Data incorporated by reference from Annual Report to Shareholders:
Report of Management		76
Report of Independent Registered Public Accounting Firm		77
Report of Independent Registered Public Accounting Firm		78
Consolidated balance sheet at December 31, 2007 and 2006		54-55
Consolidated statement of income for each of the three years in the period ended December 31, 2007		53
Consolidated statement of cash flows for each of the three years in the period ended December 31, 2007		56
Consolidated statement of shareholders’ equity for each of the three years in the period ended December 31, 2007		57
Notes to consolidated financial statements		58-75
Quarterly financial information		79
Financial Statement Schedule:
Consolidated schedule for each of the three years in the period ended December 31, 2007
II — Reserves for doubtful accounts and sales returns	15
Consent of Independent Registered Public Accounting Firm	Exhibit 23
All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.
The financial statements listed in the above index which are included in the annual report to shareholders for the year ended December 31, 2007 are hereby incorporated by reference in Exhibit (13). With the exception of the pages listed in the above index, the 2007 annual report to shareholders is not to be deemed filed as part of Item 15 (a)(1).

THE McGRAW-HILL COMPANIES, INC.
SCHEDULE II — RESERVES FOR DOUBTFUL ACCOUNTS AND SALES RETURNS
(Thousands of dollars)

	Balance at				Balance
	beginning	Charged			at end
Additions/(deductions)	of year	to income	Deductions	Other	of year
			(A)	(B)

Year ended 12/31/07
Allowance for doubtful accounts	$73,405	$14,991	$(17,810)	$—	$70,586
Allowance for returns	188,515	8,580	—	—	197,095

	$261,920	$23,571	$(17,810)	$—	$267,681

Year ended 12/31/06
Allowance for doubtful accounts	$74,396	$19,577	$(20,568)	$—	$73,405
Allowance for returns	187,348	1,167	—	—	188,515

	$261,744	$20,744	$(20,568)	$—	$261,920

Year ended 12/31/05
Allowance for doubtful accounts	$80,570	$18,896	$(23,044)	$(2,026)	$74,396
Allowance for returns	178,128	9,220	—	—	187,348

	$258,698	$28,116	$(23,044)	$(2,026)	$261,744

(A)	Accounts written off, less recoveries.

(B)	In 2005, amounts primarily relate to the disposition of Corporate Value Consulting and the acquisitions of J.D. Power and Associates and Vista Research, Inc.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

The McGraw-Hill Companies, Inc.
Registrant

By:	/s/ Kenneth M. Vittor
Kenneth M. Vittor
Executive Vice President and
General Counsel
February 29, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on February 29, 2008 on behalf of Registrant by the following persons who signed in the capacities as set forth below under their respective names. Registrant’s board of directors is comprised of twelve members and the signatures set forth below of individual board members, constitute at least a majority of such board.

/s/ Harold W. McGraw III
Harold W. McGraw III
Chairman, President and Chief Executive Officer

/s/ Robert J. Bahash
Robert J. Bahash
Executive Vice President and Chief Financial Officer

/s/ Luc Grégoire
Luc Grégoire
Senior Vice President and Corporate Controller

/s/ Pedro Aspe
Pedro Aspe
Director

/s/ Sir Winfried F.W. Bischoff
Sir Winfried F.W. Bischoff
Director

/s/ Douglas N. Daft
Douglas N. Daft
Director

/s/ Linda Koch Lorimer
Linda Koch Lorimer
Director

/s/ Robert P. McGraw
Robert P. McGraw
Director

/s/ Hilda Ochoa-Brillembourg
Hilda Ochoa-Brillembourg
Director

/s/ Sir Michael Rake
Sir Michael Rake
Director

/s/ James H. Ross
James H. Ross
Director

/s/ Edward B. Rust, Jr.
Edward B. Rust, Jr.
Director

/s/ Kurt L. Schmoke
Kurt L. Schmoke
Director

/s/ Sidney Taurel
Sidney Taurel
Director

Exhibit
Number	Exhibit Index

(3)	Certificate of Incorporation of Registrant, incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 1993 and Form 10-Q for the quarter ended June 30, 1998.

(3)	Amendment to Certificate of Incorporation of Registrant, incorporated by reference from Registrant’s Form 8-K filed April 27, 2005.

(3)	By-laws of Registrant, incorporated by reference from Registrant’s Form 10-Q for the quarter ended March 31, 2000.

(4)	Indenture dated as of November 2, 2007 between the Registrant, as issuer, and The Bank of New York, as trustee, incorporated by reference from Registrant’s Form 8-K dated November 2, 2007.

(10.1)	Form of Indemnification Agreement between Registrant and each of its directors and certain of its executive officers, incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 2004.

(10.2)*	Registrant’s 1987 Key Employee Stock Incentive Plan, as amended and restated as of December 6, 2006, incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 2006.

(10.3)*	Registrant’s Amended and Restated 1993 Employee Stock Incentive Plan, as amended and restated as of December 6, 2006, incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 2006.

(10.4)*	Registrant’s Amended and Restated 2002 Stock Incentive Plan, as amended and restated as of December 6, 2006, incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 2006.

(10.5)*	Form of Restricted Performance Share Terms and Conditions, incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 2004.

(10.6)*	Form of Restricted Performance Share Award, incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 2004.

(10.7)*	Form of Stock Option Award, incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 2004.

(10.8)*	Registrant’s Key Executive Short Term Incentive Compensation Plan, as amended and restated effective as of January 1, 2006, incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 2006.

(10.9)*	Registrant’s Key Executive Short-Term Incentive Deferred Compensation Plan, as amended and restated as of January 1, 2008.

(10.10)*	Registrant’s Executive Deferred Compensation Plan, incorporated by reference from Registrant’s Form SE filed March 28, 1991 and in connection with Registrant’s Form 10-K for the fiscal year ended December 31, 1990.

(10.11)*	Registrant’s Management Severance Plan, as amended and restated as of January 1, 2008.

(10.12)*	Registrant’s Executive Severance Plan, as amended and restated as of January 1, 2008.

(10.13)*	Registrant’s Senior Executive Severance Plan, as amended and restated as of January 1, 2008.

(10.14)	$1,200,000 Five-Year Credit Agreement dated as of July 20, 2004 among the Registrant, the lenders listed therein, and JP Morgan Chase Bank, as administrative agent, incorporated by reference from The Registrant’s Form 8-K dated July 22, 2004.

(10.15)*	Registrant’s Employee Retirement Plan Supplement, as amended and restated as of January 1, 2008.

(10.16)*	Registrant’s 401(k) Savings and Profit Sharing Supplement, as amended and restated as of January 1, 2008.

Exhibit
Number	Exhibit Index

(10.17)*	Registrant’s Management Supplemental Death and Disability Benefits Plan, as amended January 24, 2006, incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 2005.

(10.18)*	Registrant’s Senior Executive Supplemental Death, Disability & Retirement Benefits Plan, as amended and restated as of January 1, 2008.

(10.19)*	Resolutions amending certain of Registrant’s equity and compensation plans, as adopted on February 23, 2000, with respect to definitions of “Cause” and “Change of Control” contained therein, incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 2000.

(10.20)*	Registrant’s Director Retirement Plan, incorporated by reference from Registrant’s Form SE filed March 29, 1990 in connection with Registrant’s Form 10-K for the fiscal year ended December 31, 1989.

(10.21)*	Resolutions Freezing Existing Benefits and Terminating Additional Benefits under Registrant’s Directors Retirement Plan, as adopted on January 31, 1996, incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 1996.

(10.22)*	Registrant’s Director Deferred Compensation Plan, as amended and restated as of January 1, 2008.

(10.23)*	Registrant’s Director Deferred Stock Ownership Plan, as amended and restated as of January 1, 2008.

(10.24)*	Aircraft Timeshare Agreement, dated as of September 15, 2004, by and between Standard & Poor’s Securities Evaluations, Inc. and Harold McGraw III, incorporated by reference from the Registrant’s Form 10-Q for the quarter ended September 30, 2004.

(12)	Computation of ratio of earnings to fixed charges.

(13)	Registrant’s 2007 Annual Report to Shareholders. Such Report, except for those portions thereof which are expressly incorporated by reference in this Form 10-K, is furnished for the information of the Commission and is not deemed “filed” as part of this Form 10-K.

(21)	Subsidiaries of the Registrant.

(23)	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

(31.1)	Annual Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Annual Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Annual Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)	Amendment to Rights Agreement, dated as of July 27, 2005, by and between the Registrant and The Bank of New York, as Rights Agent, incorporated by reference from Form 8-A/A filed August 3, 2005.

*	These exhibits relate to management contracts or compensatory plan arrangements.