Form 10-Q
period 2008-03-31
MCGRAW-HILL COMPANIES INC
filed 2008-04-30
CIK 64040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
YES ☐               NO ☑
On April 18, 2008 there were approximately 321.3 million shares of common stock (par value $1.00 per share) outstanding.

The McGraw-Hill Companies, Inc.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
of The McGraw-Hill Companies, Inc.
We have reviewed the consolidated balance sheet of The McGraw-Hill Companies, Inc., as of March 31, 2008, and the related consolidated statements of income for the three-month periods ended March 31, 2008 and 2007, and the consolidated statements of cash flows for the three-month periods ended March 31, 2008 and 2007. These financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of The McGraw-Hill Companies, Inc. as of December 31, 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended, not presented herein, and in our report dated February 26, 2008, we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph for the adoption of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109”, effective January 1, 2007. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2007, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ Ernst & Young LLP
April 30, 2008

Part I
Financial Information
Item 1. Financial Statements
The McGraw-Hill Companies, Inc.
Consolidated Statements of Income

	Three Months Ended
	March 31,
(in thousands, except per share data)	2008	2007
	(Unaudited)
Revenue
Product	$317,643	$312,369
Service	900,228	984,049

Total revenue	1,217,871	1,296,418
Expenses
Operating-related
Product	182,046	170,978
Service	319,327	333,404

Operating-related expenses	501,373	504,382
Selling and general
Product	196,774	203,385
Service	330,390	333,258

Selling and general expenses	527,164	536,643
Depreciation	27,527	28,905
Amortization of intangibles	14,200	11,612

Total expenses	1,070,264	1,081,542
Other income (Note 4)	—	17,305

Income from operations	147,607	232,181
Interest expense — net	17,830	1,204

Income from operations before taxes on income	129,777	230,977
Provision for taxes on income	48,667	87,139

Net income	$81,110	$143,838

Earnings per common share:
Basic	$0.25	$0.41
Diluted	$0.25	$0.40

Average number of common shares outstanding:
Basic	319,945	351,215
Diluted	323,400	361,497

Dividend declared per common share	$0.22	$0.205
See accompanying notes.

The McGraw-Hill Companies, Inc.
Consolidated Balance Sheets

	March 31,	December 31,	March 31,
(in thousands)	2008	2007	2007
	(Unaudited)		(Unaudited)
ASSETS
Current assets:
Cash and equivalents	$396,709	$396,096	$429,631
Accounts receivable (net of allowance for doubtful accounts and sales returns) (Note 6)	965,993	1,189,205	966,828
Inventories (Note 6)	440,807	350,668	385,158
Deferred income taxes	281,624	280,525	245,597
Prepaid and other current assets	118,950	116,541	114,465

Total current assets	2,204,083	2,333,035	2,141,679

Prepublication costs (net of accumulated amortization)	613,793	573,179	537,651
Investments and other assets:
Asset for pension benefits	273,498	276,487	225,377
Other	184,802	177,757	169,263

Total investments and other assets	458,300	454,244	394,640

Property and equipment — at cost	1,621,233	1,614,051	1,410,004
Less: accumulated depreciation	(964,999)	(953,285)	(874,959)

Net property and equipment	656,234	660,766	535,045

Goodwill and other intangible assets:
Goodwill — net	1,709,277	1,697,621	1,629,850
Copyrights — net	174,856	178,869	190,383
Other intangible assets — net	450,308	459,622	448,556

Net goodwill and intangible assets	2,334,441	2,336,112	2,268,789

Total assets	$6,266,851	$6,357,336	$5,877,804

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable	$396,222	$22	$607,151
Accounts payable	360,856	388,008	326,451
Accrued royalties	36,115	110,849	33,022
Accrued compensation and contributions to retirement plans	310,981	598,556	354,900
Income taxes currently payable	—	—	91,412
Unearned revenue	1,090,855	1,085,440	977,994
Deferred gain on sale leaseback	10,359	10,180	9,300
Other current liabilities	461,036	459,563	619,480

Total current liabilities	2,666,424	2,652,618	3,019,710
Other liabilities:
Long-term debt	1,197,472	1,197,425	307
Deferred income taxes	125,773	139,173	111,104
Liability for postretirement healthcare and other benefits	126,697	127,893	129,076
Deferred gain on sale leaseback	167,236	169,941	177,692
Other non-current	462,663	463,636	464,337

Total other liabilities	2,079,841	2,098,068	882,516

Total liabilities	4,746,265	4,750,686	3,902,226

Commitments and contingencies (Note 12)
Shareholders’ equity:
Common stock	411,709	411,709	411,709
Additional paid-in capital	159,610	169,187	129,758
Retained income	5,561,852	5,551,757	4,887,023
Accumulated other comprehensive loss	(9,640)	(12,623)	(113,760)
Less: common stock in treasury — at cost	(4,602,945)	(4,513,380)	(3,339,152)

Total shareholders’ equity	1,520,586	1,606,650	1,975,578

Total liabilities and shareholders’ equity	$6,266,851	$6,357,336	$5,877,804

See accompanying notes.

The McGraw-Hill Companies, Inc.
Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,
(in thousands)	2008	2007
	(Unaudited)
Cash flows from operating activities
Net income	$81,110	$143,838
Adjustments to reconcile net income to cash (used for) provided by operating activities:
Depreciation	27,527	28,905
Amortization of intangibles	14,200	11,612
Amortization of prepublication costs	28,182	28,097
Provision of losses on accounts receivable	1,465	5,032
Net change in deferred income taxes	(13,625)	(39,012)
Stock-based compensation	21,044	31,113
Gain on sale of business	—	(17,305)
Other	4,517	3,685
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	230,742	262,148
Inventories	(88,332)	(61,945)
Prepaid and other current assets	2,070	(12,657)
Accounts payable and accrued expenses	(397,739)	(323,755)
Unearned revenue	(3,883)	9,688
Other current liabilities	(9,201)	27,571
Income taxes currently payable	2,050	19,176
Net change in other assets and liabilities	(12,384)	12,535

Cash (used for) provided by operating activities	(112,257)	128,726

Cash flows from investing activities
Investments in prepublication costs	(66,635)	(57,409)
Purchases of property and equipment	(23,572)	(22,700)
Acquisitions of businesses	(11,876)	—
Dispositions of property, equipment and businesses	26	55,080
Additions to technology projects	(6,006)	(2,333)

Cash used for investing activities	(108,063)	(27,362)

Cash flows from financing activities
Borrowings on short-term debt — net	396,200	604,777
Dividends paid to shareholders	(71,015)	(72,759)
Repurchase of treasury shares	(134,013)	(611,057)
Exercise of stock options	20,918	39,921
Excess tax benefits from share-based payments	1,315	13,024

Cash provided by (used for) financing activities	213,405	(26,094)

Effect of exchange rate changes on cash	7,528	863

Net change in cash and equivalents	613	76,133
Cash and equivalents at beginning of period	396,096	353,498

Cash and equivalents at end of period	$396,709	$429,631

See accompanying notes.

The McGraw-Hill Companies, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts or as noted)
1.	Basis of Presentation

The financial information in this report has not been audited, but in the opinion of management all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly such information have been included. The operating results for the three months ended March 31, 2008 and 2007 are not necessarily indicative of results to be expected for the full year due to the seasonal nature of some of the Company’s businesses. The financial statements included herein should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (the “Annual Report”).

The Company’s critical accounting policies are disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the Company’s Annual Report for the year ended December 31, 2007. On an ongoing basis, the Company evaluates its estimates and assumptions, including those related to revenue recognition, allowance for doubtful accounts and sales returns, prepublication costs, valuation of inventories, valuation of long-lived assets, goodwill and other intangible assets, retirement plans and postretirement healthcare and other benefits, income taxes and stock-based compensation.

Since the date of the Annual Report, there have been no material changes to the Company’s critical accounting policies.

Certain prior year amounts have been reclassified for comparability purposes.

2.	Comprehensive Income

The following table is a reconciliation of the Company’s net income to comprehensive income for the three months ended March 31:

	2008	2007
Net income	$81,110	$143,838
Other comprehensive income:
Foreign currency translation adjustment	4,493	(364)
Pension and other postretirement benefit plans, net of tax	217	1,816
Unrealized loss on investment, net of tax	(1,727)	—

Comprehensive income	$84,093	$145,290

3.	Segment and Related Information

The Company has three reportable segments: McGraw-Hill Education, Financial Services and Information & Media.

The McGraw-Hill Education segment is one of the premier global educational publishers and is the largest U.S. owned educational publisher serving the elementary and high school (“el-hi”), college and university, professional, international and adult education markets.

The Financial Services segment operates under the Standard & Poor’s brand. This segment provides services to investors, corporations, governments, financial institutions, investment managers and advisors globally. The segment and the markets it serves are impacted by interest rates, the state of global economies, credit quality and investor confidence. Included in the first quarter 2007 operating profit of the Financial Services segment is a pre-tax gain of $17.3 million resulting from the sale of its mutual fund data business in March 2007.

The Information & Media segment includes business, professional and broadcast media, offering information, insight and analysis.

Operating profit by segment is the primary basis for the chief operating decision maker of the Company, the Executive Committee, to evaluate the performance of each segment. A summary of operating results by segment for the three months ended March 31 is as follows:

	2008		2007
		Operating		Operating
	Revenue	Profit (Loss)	Revenue	Profit (Loss)
McGraw-Hill Education	$330,156	$(90,266)	$331,680	$(90,680)
Financial Services	644,301	260,003	728,882	348,012
Information & Media	243,414	11,726	235,856	9,886

Total operating segments	1,217,871	181,463	1,296,418	267,218
General corporate expense	—	(33,856)	—	(35,037)
Interest expense — net	—	(17,830)	—	(1,204)

Total Company	$1,217,871	$129,777 *	$1,296,418	$230,977 *

*	Income from operations before taxes on income.
4.	Dispositions

In March 2007, the Company sold its mutual fund data business, which was part of the Financial Services segment. This business was selected for divestiture, as it no longer fit within the Company’s strategic plans. The divestiture of the mutual fund data business will enable the Financial Services segment to focus on its core business of providing independent research, ratings, data indices and portfolio services. For the three months ended March 31, 2007 the Company recognized a pre-tax gain of $17.3 million ($10.3 million after-tax, or $0.03 per diluted share). This disposition is immaterial to the Company.

There were no dispositions by the Company for the three months ended March 31, 2008.

There were no material acquisitions by the Company individually or in the aggregate for the three months ended March 31, 2008 and 2007.

5.	Stock-Based Compensation

Stock-based compensation for the three months ended March 31 is as follows:

	2008	2007
Stock option expense	$6,432	$9,462
Restricted stock awards expense	14,612	21,651

Total stock-based compensation expense	$21,044	$31,113

The number of common shares issued upon exercise of stock options and the vesting of restricted stock awards are as follows:

	March 31,	December 31,	March 31,
(in thousands of shares)	2008	2007	2007
Stock options exercised	776	4,520	1,323
Restricted stock vested	667	829	390

Total shares issued	1,443	5,349	1,713

6.	Allowances, Inventories and Accumulated Amortization of Prepublication Costs

The allowances for doubtful accounts and sales returns, the components of inventory and the accumulated amortization of prepublication costs are as follows:

	March 31,	December 31,	March 31,
	2008	2007	2007
Allowance for doubtful accounts	$65,593	$70,586	$72,849

Allowance for sales returns	$135,388	$197,095	$133,650

Inventories:
Finished goods	$415,847	$324,864	$357,996
Work-in-process	4,477	8,640	7,209
Paper and other materials	20,483	17,164	19,953

Total inventories	$440,807	$350,668	$385,158

Accumulated amortization of prepublication costs	$724,995	$940,298	$751,329

7.	Debt

A summary of short-term and long-term debt outstanding follows:

	March 31,	December 31,	March 31,
	2008	2007	2007
5.375% Senior notes, due 2012 (a)	$399,674	$399,656	$—
5.900% Senior notes, due 2017 (b)	399,080	399,056	—
6.550% Senior notes, due 2037 (c)	398,442	398,429	—
Commercial paper	396,200	—	604,800
Note payable	298	306	329
Other	—	—	2,329

Total Debt	1,593,694	1,197,447	607,458
Less: Short-term debt including current maturities	396,222	22	607,151

Long-term debt	$1,197,472	$1,197,425	$307

     Senior Notes
(a) As of March 31, 2008, the Company had outstanding $399.7 million of 2012 senior notes consisting of $400 million principal and an unamortized debt discount of $0.3 million. The 2012 senior notes, when issued in November 2007, were priced at 99.911% with a yield of 5.399%. Interest payments are required to be made semiannually on February 15 and August 15.
(b) As of March 31, 2008, the Company had outstanding $399.1 million of 2017 senior notes consisting of $400 million principal and an unamortized debt discount of $0.9 million. The 2017 senior notes, when issued in November 2007, were priced at 99.76% with a yield of 5.933%. Interest payments are required to be made semiannually on April 15 and October 15.
(c) As of March 31, 2008, the Company had outstanding $398.4 million of 2037 senior notes consisting of $400 million principal and an unamortized debt discount of $1.6 million. The 2037 senior notes, when issued in November 2007, were priced at 99.605% with a yield of 6.580%. Interest payments are required to be made semiannually on May 15 and November 15.
     Other Available Financing
On June 22, 2007, the Company completed the conversion of its commercial paper program from the Section 3a (3) to the Section 4(2) classification as defined under the Securities Act of 1933. This conversion provides the Company with greater flexibility relating to the use of proceeds received from the issuance of commercial paper which may be sold to qualified institutional buyers and accredited investors. All commercial paper issued by the Company subsequent to this conversion date will be executed under the Section 4(2) program. The Section 3a (3) program was officially terminated when all existing commercial paper outstanding under this program matured in July 2007. The size of the Company’s total commercial paper program remains $1.2 billion and is supported by the revolving credit agreement described below. Commercial paper borrowings outstanding at March 31, 2008 and 2007 totaled $396.2 million and $604.8 million, respectively, with an average interest rate and average term of 2.4% and 31 days, and 5.3% and 24 days, respectively. These total borrowings are classified as current notes payable. There were no outstanding commercial paper borrowings as of December 31, 2007.
The Company has a five-year revolving credit facility agreement of $1.2 billion that expires on July 20, 2009. The Company pays a facility fee of seven basis points on the credit facility agreement whether or not amounts have been borrowed, and borrowings may be made at a spread of 13 basis points above the prevailing London Inter-Bank Offer Rate (“LIBOR”). This spread increases to 18 basis points for borrowings exceeding 50% of the total capacity available under the facility.

The revolving credit facility contains certain covenants. The only financial covenant requires that the Company not exceed indebtedness to cash flow ratio, as defined, of 4 to 1 at any time. This restriction has never been exceeded. There were no borrowings under the facility as of March 31, 2008, December 31, 2007 and March 31, 2007.

The Company has the capacity to issue Extendible Commercial Notes (“ECN”s) of up to $240 million, provided that sufficient investor demand for the ECNs exists. ECNs replicate commercial paper, except that the Company has an option to extend the note beyond its initial redemption date to a maximum final maturity of 390 days. However, if exercised, such an extension is at a higher reset rate, which is at a predetermined spread over LIBOR and is related to the Company’s commercial paper rating at the time of extension. As a result of the extension option, no backup facilities for these borrowings are required. As is the case with commercial paper, ECNs have no financial covenants. There were no ECN borrowings outstanding as of March 31, 2008, December 31, 2007 and March 31, 2007.

Under the shelf registration that became effective with the Securities and Exchange Commission in 1990, an additional $250 million of debt securities can be issued.

On April 19, 2007, the Company signed a promissory note with one of its providers of banking services to enable the Company to borrow additional funds, on an uncommitted basis, from time to time to supplement its commercial paper and ECNs borrowings. The specific terms (principal, interest rate and maturity date) of each borrowing governed by this promissory note are determined on the borrowing date of each loan. These borrowings have no financial covenants. There were no promissory note borrowings outstanding as of March 31, 2008 and December 31, 2007.

Long-term debt was $1,197.5 million, $1,197.4 million and $0.3 million as of March 31, 2008, December 31, 2007 and March 31, 2007, respectively. The carrying amount of the Company’s borrowings approximates fair value. The Company paid interest on its debt totaling $18.2 million and $1.0 million during the three months ended March 31, 2008 and 2007, respectively.

In the first quarter of 2007, cash was utilized to repurchase approximately 9.5 million shares for $611.1 million on a settlement basis. An additional 3.7 million shares were repurchased in the first quarter of 2007, which settled in April 2007. Accordingly, the Company recorded a liability of $231.3 million, classified in other current liabilities at March 31, 2007.

8.	Common Shares Outstanding

A reconciliation of the number of shares used for calculating basic and diluted earnings per common share for the three months ended March 31 is as follows:

(in thousands)	2008	2007
Average number of common shares outstanding	319,945	351,215
Effect of stock options and other dilutive securities	3,455	10,282

Average number of common shares outstanding including effect of dilutive securities	323,400	361,497

Restricted performance shares outstanding of 1.8 million and 1.4 million at March 31, 2008 and 2007, respectively, were not included in the computation of diluted earnings per common share because the necessary vesting conditions have not yet been met.

The weighted-average diluted shares outstanding for the three months ended March 31, 2008 excludes the effect of approximately 13.4 million of potentially dilutive outstanding stock options from the calculation of diluted earnings per common share because the effects were anti-dilutive. The weighted-average diluted shares outstanding for the three months ended March 31, 2007 did not exclude any potentially dilutive outstanding stock options from the calculation of diluted earnings per common share.

9.	Retirement Plans and Postretirement Healthcare and Other Benefits

A summary of net periodic benefit cost for the Company’s defined benefit plans and postretirement healthcare and other benefits plan for the three months ended March 31 is as follows:

			Postretirement
			Healthcare and
	Pension Benefits		Other Benefits
	2008	2007	2008	2007

Service cost	$15,269	$15,663	$670	$539
Interest cost	21,589	19,392	2,045	1,964
Expected return on plan assets	(27,708)	(24,346)	—	—
Amortization of prior service credit	(111)	(3)	(297)	(297)
Amortization of loss	724	2,677	—	—

Net periodic benefit cost	$9,763	$13,383	$2,418	$2,206

The amortization of prior service credit and amortization of loss for the three months ended March 31, 2008 and 2007, included in the above table, have been recognized in the net periodic benefit cost and included in other comprehensive income, net of tax.

In 2008, the expected rate of return on plan assets is 8.0% based on a market-related value of assets, which recognizes changes in market value over five years. The Company changed certain assumptions on its pension and postretirement healthcare and other benefit plans which became effective on January 1, 2008:
•	The Company changed its discount rate assumption on its U.S. retirement plans to 6.25% from 5.90% in 2007.

•	The Company changed its discount rate assumption on its United Kingdom (“U.K.”) retirement plan to 5.40% from 4.90% in 2007 and its assumed compensation increase factor for its U.K. retirement plan to 5.95% from 5.75%.

•	The Company changed its discount rate and healthcare cost trend rate assumptions on its postretirement healthcare benefit plan. In 2008, the discount rate assumption changed to 6.0% from 5.75% in 2007, and the healthcare cost trend rate changed to 8.5% from 9.0% in 2007.
The effect of the assumption changes on pension and other postretirement healthcare expense for the three months ended March 31, 2008 did not have a material effect on earnings per share.

10.	Sale-Leaseback Transaction

In December 2003, the Company sold its 45% equity investment in Rock-McGraw, Inc., which owns the Company’s headquarters building in New York City. The transaction was valued at $450.0 million, including assumed debt. Proceeds from the disposition were $382.1 million. The sale resulted in a pre-tax gain of $131.3 million and an after-tax benefit of $58.4 million, or $0.15 per diluted share in 2003.

The Company remains an anchor tenant of what continues to be known as The McGraw-Hill Companies building and will continue to lease space from Rock-McGraw, Inc., under an existing lease through 2020. As of December 31, 2007, the Company leased approximately 17% of the building space. This lease is being accounted for as an operating lease. Pursuant to sale-leaseback accounting rules, as a result of the Company’s continued involvement, a pre-tax gain of approximately $212.3 million ($126.3 million after-tax) was deferred and will be amortized over the remaining lease term as a reduction in rent expense. Information relating to the sale-leaseback transaction for the three months ended March 31 is as follows:

	2008	2007
Reduction in rent expense	$(4,592)	$(4,412)
Interest expense	$2,066	$2,174
11.	Income Taxes

The Company calculates its interim income tax provision in accordance with Accounting Principles Board Opinion No. 28, “Interim Financial Reporting” and FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods”. At the end of each interim period, the Company estimates the annual effective tax rate and applies that rate to its ordinary quarterly earnings. The tax expense or benefit related to significant, unusual, or extraordinary items that will be separately reported or reported net of their related tax effect, and are individually computed are recognized in the interim period in which those items occur. In addition, the effect of changes in enacted tax laws or rates or tax status is recognized in the interim period in which the change occurs.

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

For the quarters ended March 31, 2008 and 2007, the effective tax rate was 37.5% and 37.7%, respectively. The minor decrease in the effective tax rate for the period ended March 31, 2008, compared with the prior period, is primarily attributable to the impact of the 2007 divestiture of the mutual fund data business.

12.	Commitments and Contingencies

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

The Company learned on August 9, 2007 that a pro se action titled Blomquist v. Washington Mutual, et al., was filed in the District Court for the Northern District of California against numerous financial institutions, government agencies and individuals, including the Company and Mr. Harold McGraw III, the CEO of the Company, alleging various state and federal claims. The claims against the Company and Mr. McGraw concern Standard & Poor’s ratings of subprime mortgage-backed securities. An amended Complaint was filed in the Blomquist action on September 10, 2007 which added two other rating agencies as defendants. On February 19, 2008 the Company was served with the Complaint and, on February 29, 2008, Mr. McGraw was served with the Complaint. The current time to respond to the Complaint is May 12, 2008. In addition, the Company has learned that on August 28, 2007 a putative shareholder class action titled Reese v. Bahash, was filed in the District Court for the District of Columbia against Mr. Robert Bahash, the CFO of the Company, alleging claims under the federal securities laws and state tort law concerning Standard & Poor’s ratings, particularly its ratings of subprime mortgage-backed securities. Mr. Bahash has not been served with the Complaint. On February 11, 2008, the District Court in the Reese matter entered an order appointing a lead plaintiff in that action and permitting plaintiffs to amend the Complaint on or before April 16, 2008 to add additional defendants. On April 7, 2008, the District Court granted the application of the lead plaintiff to extend the deadline for its amendment of the Complaint to May 7, 2008. The Company believes both Complaints to be without merit and intends to vigorously defend against them.

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

13.	Restructuring

In the fourth quarter of 2007, the Company began implementing a restructuring plan related to a limited number of business operations across the Company to gain efficiencies, reflect current business conditions and to fortify its long-term growth prospects. As a result, the Company recorded a pre-tax restructuring charge of $43.7 million, consisting primarily of employee severance costs related to a workforce reduction of approximately 600 positions across the Company. This charge consisted of $16.3 million for McGraw-Hill Education, $18.8 million for Financial Services, $6.7 million for Information & Media and $1.9 million for Corporate. The after-tax charge recorded was $27.3 million, or $0.08 per diluted share. Restructuring expenses for Financial Services and Corporate were classified as selling and general service expenses within the statement of income. Restructuring expenses for McGraw-Hill Education were $15.0 million classified as selling and general product expenses, and $1.3 million classified as selling and general service expense, within the statement of income. Restructuring expenses for Information and Media were $0.4 million classified as selling and general product expenses, and $6.3 million classified as selling and general service expense, within the statement of income. At December 31, 2007, the remaining liability was approximately $38.8 million.

For the three months ended March 31, 2008, the Company has paid approximately $11.6 million related to the 2007 restructuring, consisting primarily of employee severance costs. The remaining reserve at March 31, 2008 is approximately $27.2 million and is included in other current liabilities.

During 2006, the Company completed a restructuring of a limited number of business operations in McGraw-Hill Education, Information & Media and Corporate, to enhance the Company’s long-term growth prospects. The restructuring included the integration of the Company’s elementary and secondary basal publishing businesses. The Company recorded a pre-tax restructuring charge of $31.5 million, consisting primarily of vacant facilities and employee severance and benefit costs related to the reduction of approximately 700 positions across the Company. This charge was comprised of $16.0 million for McGraw-Hill Education, $8.7 million for Information & Media and $6.8 million for Corporate. The after-tax charge recorded was $19.8 million, or $0.06 per diluted share. Restructuring expenses for Information & Media and Corporate were classified as selling and general service expenses within the statement of income. Restructuring expenses for McGraw-Hill Education were $9.3 million classified as selling and general product expenses, and $6.7 million classified as selling and general service expense within the statement of income. At December 31, 2007, the remaining liability was approximately $9.6 million.

For the three months ended March 31, 2008, the Company paid approximately $0.4 million related to the 2006 restructuring, consisting of facility costs. The remaining reserve at March 31, 2008, which consists of facility costs is approximately $9.2 million payable through 2014.

The Company is currently considering further staff reductions related to a limited number of business operations in the Financial Services and McGraw-Hill Education segments to gain efficiencies and reflect current business conditions. As a result, the Company anticipates having a plan and recording a restructuring charge during the second quarter of 2008. The Company is unable to estimate the amount of this restructuring charge at this time.

14.	Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” (“SFAS No. 157”) to clarify the definition of fair value, establish a framework for measuring fair value and expand the disclosures on fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 also stipulates that, as a market-based measurement, fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability, and establishes a fair value hierarchy that distinguishes between (a) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (b) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The Company adopted SFAS No. 157 as of January 1, 2008 for financial assets and liabilities. The adoption of SFAS No. 157 for financial assets and liabilities did not have a material impact on the consolidated financial statements. Further, in February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, “Effective Date of FASB Statement No. 157,” (“FSP FAS 157-2”) which delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008, which for the Company is 2009. The Company is currently evaluating the impact FSP FAS 157-2 will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51,” (“SFAS No. 160”). SFAS No. 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for any noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as a component of equity in the consolidated financial statements and requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolled interest. SFAS No. 160 is effective for the Company beginning January 1, 2009 and is to be applied prospectively, except for the presentation and disclosure requirements, which upon adoption will be applied retrospectively for all periods presented. Early adoption of SFAS No. 160 is prohibited. The Company is currently evaluating the impact SFAS No. 160 will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” (“SFAS No. 141(R)”). SFAS No. 141(R) fundamentally changes many aspects of existing accounting requirements for business combinations. SFAS No. 141(R) includes guidance for the recognition and measurement of the identifiable assets acquired, the liabilities assumed, and any noncontrolling or minority interest in the acquired company. It also provides guidance for the measurement of goodwill, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies as well as acquisition-related transaction costs. SFAS No. 141(R) applies prospectively and is effective for business combinations made by the Company beginning January 1, 2009. Early adoption of SFAS No. 141(R) is prohibited. The Company is currently evaluating the impact SFAS No. 141(R) will have on its consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollars in thousands, except per share or as noted)
Results of Operations — Comparing Three Months Ended March 31, 2008 and 2007
Consolidated Review
The Segment Review that follows is incorporated herein by reference.
Revenue and Operating Profit

	First		First
	Quarter	%	Quarter
	2008	Decrease	2007

Revenue	$1,217,871	(6.1)%	$1,296,418
Operating profit *	$181,463	(32.1)%	$267,218

% Operating margin	14.9%		20.6%

*	Operating profit is income before taxes on income, interest expense and corporate expense.
In the first quarter of 2008 revenue and operating profit declined by 6.1% and 32.1%, respectively. The decrease in revenue and operating profit is primarily attributable to the decline in our Financial Services segment of 11.6% and 25.3%, respectively, primarily due to weakness in Credit Market Services. Partially offsetting the revenue decrease was an increase of 3.2% in the Information & Media segment primarily driven by the Business-to-Business Group. Revenue at the McGraw-Hill Education segment was essentially flat. Lower 2008 incentive compensation helped mitigate the operating profit decline. The quarter reflects the seasonal nature of the Company’s educational publishing operations, with the first quarter being the least significant and the third quarter being the most significant. Foreign exchange rates positively impacted both revenue and operating profit by $19.6 million and $3.2 million, respectively, during the first quarter of 2008.
In March 2007, the Company sold its mutual fund data business, which was part of the Financial Services segment. The sale resulted in a $17.3 million pre-tax gain ($10.3 million after-tax, or $0.03 per diluted share), recorded as other income. The divestiture of the mutual fund data business was consistent with the Financial Services segment’s strategy of directing resources to those businesses which have the best opportunities to achieve both significant financial growth and market leadership. The divestiture will enable the Financial Services segment to focus on its core business of providing independent research, ratings, data, indices and portfolio services.
Product revenue increased 1.7% in the first quarter of 2008, due primarily to growth in the Information & Media segment driven by increased sales in the Business-to-Business Group as compared to the first quarter of 2007.
Product operating-related expenses increased 6.5%, as compared to the first quarter of 2007, primarily due to the growth in expenses at McGraw-Hill Education from the increase in direct expenses relating to product development, royalties and manufacturing costs. Also contributing to this increase were increases in editorial costs partially offset by cost containment. Amortization of prepublication costs was in line with the first quarter of 2007.
Product related selling and general expenses decreased 3.3%, primarily due to cost containment at McGraw-Hill Education. The product margin improved 0.6% mainly due to increased product sales at McGraw-Hill Education and cost containment.
Service revenue decreased 8.5% in the first quarter of 2008 as compared to the first quarter of 2007, due primarily to an 11.6% decrease in Financial Services. Financial Services revenue decreased primarily due to Credit Market Services in light of the significant declines in the structured finance market resulting from the current credit problems experienced in the U.S. and in Europe, partially offset by growth in Investment Services. Additionally, growth in the Information & Media segment helped partially offset this revenue decline. The service margin decreased 4.4% to 27.8% for the first quarter of 2008 primarily due to the decline in Credit Market Services, partially offset by reduced 2008 incentive compensation expense.
Total expenses in the first quarter of 2008 decreased $11.3 million or 1.0% as compared to the same period in 2007 driven by reductions in incentive compensation for 2008, partially offset by increases in salaries and wages and increases in rent expense.

Interest expense increased to $17.8 million in the first quarter of 2008, as compared with interest expense of $1.2 million for the first quarter of 2007. The increase was mainly driven by the impact of $1.2 billion in senior notes issued in the fourth quarter of 2007. Also included in the first quarter of 2008 and 2007 is interest income earned on investment balances.
For the quarters ended March 31, 2008 and 2007, the effective tax rate was 37.5% and 37.7%, respectively. The minor decrease in the effective tax rate for the period ended March 31, 2008, compared with the prior period, is primarily attributable to the impact of the 2007 divestiture of the mutual fund data business.
The Company expects the effective tax rate to be at 37.5% for the remainder of the year absent the impact of events such as intervening audit settlements, changes in federal, state or foreign law and changes in the geographical mix of the Company’s pre-tax income.
Net income for the quarter decreased 43.6% as compared with the first quarter of 2007. Diluted earnings per share decreased 37.5% to $0.25 from $0.40 in 2007. Included in the 2007 diluted earnings per share is the $0.03 after-tax favorable impact of the divestiture of the Financial Services’ mutual fund data business.
The Company is currently considering further staff reductions related to a limited number of business operations in the Financial Services and McGraw-Hill Education segments to gain efficiencies and reflect current business conditions. As a result, the Company anticipates having a plan and recording a restructuring charge during the second quarter of 2008. The Company is unable to estimate the amount of this restructuring charge at this time.
Segment Review
McGraw-Hill Education

	First	%	First
	Quarter	(Decrease)/	Quarter
	2008	Increase	2007

Revenue
School Education Group	$138,741	(4.8)%	$145,691
Higher Education, Professional and International	191,415	2.9%	185,989

Total revenue	$330,156	(0.5)%	$331,680

Operating loss	$(90,266)	0.5%	$(90,680)

% Operating margin	(27.3)%		(27.3)%

Revenue for the McGraw-Hill Education (“MHE”) segment decreased 0.5% from the prior year, while its operating loss improved 0.5%. The quarter reflects the seasonal nature of the Company’s educational publishing operations, with the first quarter being the least significant, and the third quarter being the most significant. Foreign exchange rates positively impacted revenue by $4.4 million and had an immaterial impact on the improvement in operating loss.
In the first quarter of 2008, revenue for the McGraw-Hill School Education Group (“SEG”) decreased 4.8% or $7.0 million compared with the first quarter of 2007. A shift in adoption opportunities from K-5 to 6-12 in North Carolina and a decline in supplemental sales contributed to SEG’s revenue decrease. Total U.S. PreK-12 enrollment for 2007-2008 is estimated at 56 million students, up 0.4% from 2006-2007, according to the National Center for Education Statistics (“NCES”). The total available state new adoption market in 2008 is estimated at between $900 million and $950 million compared with approximately $820 million in 2007.
The year’s key opportunities in the state new adoption market are primarily offered in math in Texas and California and reading in Florida. Other opportunities for 2008 include science in California, reading in Alabama, Louisiana, and Oklahoma, and social studies in Tennessee. Early activity indicates solid results for the SEG in the Florida K-5 reading adoption as well as good second-year wins in California K-8 science and first-year wins in California K-8 math. Despite concerns about the economy in many areas, adoption activity remained brisk at the district level in all states within this market, and there has been no cancellation or significant delay in state adoptions scheduled for purchasing in 2008.
Open territory sales, which have remained flat over the past two years, are projected to increase modestly owing to pent-up demand for new instructional materials. There is a possibility that open territory spending in 2008 will be affected by limited increases in federal funding and pressures on local and state budgets as problems in the housing sector cause tax revenues to decline. However, open territory sales for the industry increased by 4% through February 2008, the most recent period for which detailed information is currently available, and a number of large districts have announced that they will be purchasing new materials in the second or third quarter.

According to statistics compiled by the Association of American Publishers (“AAP”), total net basal and supplementary sales of elementary and secondary instructional materials were down by 0.9% through February 2008 compared to the same two-month period in 2007. The numbers are not considered predictive of full-year results because very little new basal purchasing occurs during the first quarter.
In the testing market, SEG’s first-quarter non-custom or “shelf” testing revenue increased over the prior year primarily due to increased sales in New York City. The acceleration of some custom contract work into the fourth quarter of 2007 was the principal reason for a decrease in this revenue category during the first quarter of 2008 compared to the same period last year.
At the McGraw-Hill Higher Education, Professional and International Group (“HPI”), revenue increased $5.4 million, including the positive impact of foreign exchange, or 2.9% compared to prior year.
Higher Education revenue increased modestly during the quarter, which is seasonally small in this market. Growth in the Business and Economics (“B&E”), Science, Engineering and Math (“SEM”), and Career product lines was partially offset by a slight decline in Humanities, Social Sciences and Languages (“HSSL”). Key titles contributing to first-quarter performance included McConnell, Economics, 17/e; Nickels, Understanding Business, 8/e; Garrison, Managerial Accounting, 12/e; Bentley, Traditions and Encounters, 4/e; and Wardlaw, Contemporary Nutrition, 7/e.
Revenue in the professional market was flat with the prior-year quarter as growth contributed by frontlist titles and digital subscription products was offset by sales declines in some backlist categories. However, the release of the new, seventeenth edition of Harrison’s Principles of Internal Medicine in mid-March benefited both domestic and international sales at HPI during the quarter and will have a positive impact on results throughout the remainder of the year. Compared with the first quarter of 2007, HPI’s overall international revenue, including the positive impact of foreign exchange rates, increased slightly as sales declines in Latin America were offset by improved sales of higher education, professional, and English-language training products in India, Korea, China, and Thailand.
Financial Services

	First	%	First
	Quarter	(Decrease)/	Quarter
	2008	Increase	2007

Revenue
Credit Market Services	$427,314	(21.6)%	$545,011
Investment Services	216,987	18.0%	183,871

Total Revenue	$644,301	(11.6)%	$728,882

Operating profit	$260,003	(25.3)%	$348,012

% Operating margin	40.4%		47.7%

Financial Services revenue and operating profit for the first quarter of 2008 decreased 11.6% and 25.3%, respectively, from the first quarter of 2007. The revenue and operating profit declines from prior year are mainly due to lower revenue in Credit Market Services (“CMS”), partially offset by revenue growth in Investment Services (“IS”). A reduction in 2008 incentive compensation helped mitigate the operating profit reduction. Foreign exchange positively impacted revenue by $14.8 million and operating profit by $6.5 million.
In March 2007, the Company sold its mutual fund data business, which resulted in a $17.3 million pre-tax gain ($10.3 million after-tax, or $0.03 per diluted share). Included in Investment Services in the first quarter of 2007 was $7.8 million of revenue relating to this mutual fund data business, with no comparable amount in the first quarter of 2008.
CMS revenue declined $117.7 million or 21.6% from prior year, primarily as a result of significant decreases in structured finance. Also contributing to the decrease was a decrease in corporate ratings partially offset by increases in credit ratings-related information products such as RatingsXpress and RatingsDirect and credit risk evaluation products and services.
During the first quarter of 2008, significant decreases in issuance volumes in both the United States and Europe for residential mortgage backed securities (“RMBS”), commercial mortgage backed securities (“CMBS”) and Collateralized Debt Obligations (“CDO”) contributed to the decreases in revenue.

Total U.S. structured finance new issue dollar volume decreased 76.3% in the first quarter versus prior year. U.S. CDO issuance decreased 91.1%, according to Harrison Scott Publications and Standard & Poor’s internal estimates (Harrison Scott Publications/S&P). The large decline in CDO issuance resulted from lack of investor appetite for the complex deal structures which were in demand in the first quarter of 2007 and secondary market trading liquidity concerns. Continued deterioration in the subprime mortgage market has significantly impacted dollar volume issuance in the U.S. RMBS market, which decreased 95.1% compared to prior year. U.S. CMBS issuance decreased 90.8% over the prior year due to the market dislocation attributed to high credit spreads resulting in high interest rates which are not economical to borrowers. U.S. Asset Backed Securities (“ABS”) issuance increased 42.1% compared to prior year, driven by a large private placement of $29 billion. Excluding the impact of this private placement deal, U.S. ABS was slightly down as compared to the same period in 2007. According to Thomson Financial, U.S. corporate issuance by dollar volume for the first quarter of 2008 decreased 37.1%, with investment grade down 29.5% and high yield issuance down 87.8%, driven by higher credit spreads and decreased merger & acquisition activity. The U.S. municipal market declined 24.7% mostly reflecting comparisons to the very strong issuance levels experienced in 2007.
In Europe for the first quarter, structured finance issuance declined 61.0% compared to the prior year and corporate and government issuance declined 41.0%, contributing to the revenue decline in CMS. RMBS issuance in Europe declined 68.7% compared to prior year as the result of high credit spreads which have led prime lenders to utilize other sources of more economical funding. European CDO and CMBS issuance declined 69.9% and 91.1% respectively, which is also primarily attributed to higher credit spreads. ABS issuance increased 48.2% compared to the prior year.
IS revenue increased $33.1 million or 18.0%, driven by growth in index services and Capital IQ products. Revenue related to Standard & Poor’s indices increased as assets under management for exchange-traded funds (“ETF”) rose 23.1% from March 31, 2007 to $209.7 billion as of March 31, 2008. ETF assets under management at December 31, 2007 were $235.3 billion. The number of exchange-traded futures and option contracts based on S&P indices exhibited strong increases in the first quarter of 2008 compared to the same period of the prior year, thereby also contributing to the revenue growth. In the first quarter of 2008 the number of Capital IQ clients increased 24% as compared to the first quarter of 2007.
Because of the current credit market conditions, issuance levels deteriorated significantly across all asset classes except for ABS. It is possible that the current market conditions and global issuance levels in structured finance could persist through 2008. The outlook for RMBS, CMBS and CDO asset classes as well as other asset classes is dependent upon many factors, including the general condition of the economy, interest rates, credit quality and spreads, and the level of liquidity in the financial markets.
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
Standard & Poor’s Ratings Services is a credit rating agency that is registered with the Securities and Exchange Commission (“SEC”) as one of nine Nationally Recognized Statistical Rating Organizations, or NRSROs. The SEC first began designating NRSROs in 1975 for use of their credit ratings in the determination of capital charges for registered brokers and dealers under the SEC’s Net Capital Rule.
Credit rating agency legislation entitled “Credit Rating Agency Reform Act of 2006” (the “Act”) was signed into law on September 29, 2006. The Act created a new SEC registration system for rating agencies that want to be recognized as NRSROs. Registrants, including existing NRSROs, are required to submit policies, methodologies, performance data and other materials. Registered NRSROs are required to certify annually as to the accuracy of application materials and list material changes. Under the Act, the SEC is given authority and oversight of NRSROs and can censure NRSROs, revoke their registration or limit or suspend their registration in certain cases. The SEC is not authorized to review the analytical process, ratings criteria or methodology of the NRSROs. An agency’s decision to register and comply with the Act will not constitute a waiver of or diminish any right, defense or privilege available under applicable law. Pre-emption language is included in the Act consistent with other legal precedent. The Company does not believe the Act will have a material adverse effect on its financial condition or results of operations.

The SEC issued rules to implement the Act, effective June 2007. Standard & Poor’s submitted its application on Form NRSRO on June 25, 2007. On September 24, 2007, the SEC granted Standard & Poor’s registration as an NRSRO under the Act.
In the third quarter of 2007, rating agencies became subject to scrutiny for their ratings on structured finance transactions that involve the packaging of subprime residential mortgages, including residential mortgage-backed securities (“RMBS”) and collateralized debt obligations (“CDOs”).
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
On October 16, 2007, Standard & Poor’s received a subpoena from the Connecticut Attorney General’s Office requesting information and documents relating to the conduct of Standard & Poor’s credit ratings business. The subpoena appears to relate to an investigation by the Connecticut Attorney General into whether Standard & Poor’s, in the conduct of its credit ratings business, violated the Connecticut Antitrust Act. Subsequently, a second subpoena dated December 6, 2007, seeking information and documents relating to the rating of securities backed by residential real estate mortgages, and a third subpoena dated January 14, 2008, seeking information and documents relating to the rating of municipal and corporate debt, were served. The Company is responding to the subpoenas.
On November 8, 2007, Standard & Poor’s received a civil investigative demand from the Massachusetts Attorney General’s Office requesting information and documents relating to Standard & Poor’s ratings of securities backed by residential real estate mortgages. Standard & Poor’s is responding to this request.
The legal status of rating agencies has also been addressed by courts in the United States in various decisions and is likely to be considered and addressed in legal proceedings from time to time in the future.
Outside the United States, particularly in Europe, regulators and government officials have reviewed whether credit rating agencies should be subject to formal oversight. In the past several years, the European Commission, the Committee of European Securities Regulators (“CESR”) and the International Organization of Securities Commissions (“IOSCO”) have issued reports, consultations and questionnaires concerning the role of credit rating agencies and potential regulation. IOSCO’s first review culminated in December 2004 with its Code of Conduct Fundamentals for rating agencies. Standard & Poor’s worked closely with IOSCO in drafting the Code and, in October 2005, Standard & Poor’s issued a new Credit Market Services Code of Conduct, which was updated in June 2007 that is consistent with the IOSCO Code.
CESR has been charged by the European Commission with monitoring and reporting to the Commission on rating agencies’ compliance with their IOSCO-based codes of conduct. CESR held its first annual compliance review in 2006 and, in December 2006, issued its first annual report. CESR concluded that Standard & Poor’s and the three other agencies it reviewed are largely compliant with the IOSCO Code. CESR noted areas for improvement and in June 2007, CESR published a questionnaire for public comment concerning structured finance ratings and processes and asked the rating agencies for additional information in the fall. Standard & Poor’s participated in this process. CESR plans to issue its 2007 report in mid-2008. CESR stated it will also assess in its next report the impact of the new U.S. law and SEC rules on the ratings industry in Europe.
In 2006, IOSCO conducted a similar review of rating agencies’ implementation of IOSCO’s model Code of Conduct and issued a report for public consultation in February 2007. IOSCO’s draft conclusions concerning implementation by the major rating agencies were positive overall. As part of its ongoing review and in response to developments in the U.S. housing market, in September 2007, IOSCO convened a meeting of rating agency task force members and representatives from the then seven NRSROs to discuss structured finance rating issues. IOSCO may modify its model Code of Conduct following its review of agencies’ structured finance rating processes. IOSCO’s work is expected to conclude in mid-2008.
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
The market for credit ratings as well as research and investment advisory services is very competitive. The Financial Services segment competes domestically and internationally on the basis of a number of factors, including quality of ratings, research and investment advice, client service, reputation, price, geographic scope, range of products and technological innovation. In addition, in some of the countries in which Standard & Poor’s competes, governments may provide financial or other support to locally-based rating agencies and may from time to time establish official credit rating agencies, credit ratings criteria or procedures for evaluating local issuers.
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
The Company learned on August 9, 2007 that a pro se action titled Blomquist v. Washington Mutual, et al., was filed in the District Court for the Northern District of California against numerous financial institutions, government agencies and individuals, including the Company and Mr. Harold McGraw III, the CEO of the Company, alleging various state and federal claims. The claims against the Company and Mr. McGraw concern Standard & Poor’s ratings of subprime mortgage-backed securities. An amended Complaint was filed in the Blomquist action on September 10, 2007 which added two other rating agencies as defendants. On February 19, 2008 the Company was served with the Complaint and, on February 29, 2008, Mr. McGraw was served with the Complaint. The current time to respond to the Complaint is May 12, 2008. In addition, the Company has learned that on August 28, 2007 a putative shareholder class action titled Reese v. Bahash, was filed in the District Court for the District of Columbia against Mr. Robert Bahash, the CFO of the Company, alleging claims under the federal securities laws and state tort law concerning Standard & Poor’s ratings, particularly its ratings of subprime mortgage-backed securities. Mr. Bahash has not been served with the Complaint. On February 11, 2008, the District Court in the Reese matter entered an order appointing a lead plaintiff in that action and permitting plaintiffs to amend the Complaint on or before April 16, 2008 to add additional defendants. On April 7, 2008, the District Court granted the application of the lead plaintiff to extend the deadline for its amendment of the Complaint to May 7, 2008. The Company believes both Complaints to be without merit and intends to vigorously defend against them.
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
Information & Media

	First		First
	Quarter	%	Quarter
	2008	Increase	2007

Revenue
Business-to-Business	$219,687	3.5%	$212,183
Broadcasting	23,727	0.2%	23,673

Total revenue	$243,414	3.2%	$235,856

Operating profit	$11,726	18.6%	$9,886

% Operating margin	4.8%		4.2%

In the first quarter 2008, revenue grew by 3.2% or $7.6 million over the prior year while operating profit increased 18.6%, driven by the Business-to-Business Group. Foreign exchange rates had an immaterial impact on segment revenue and operating profit growth.
At the Business-to-Business Group, revenue increased 3.5% in the first quarter of 2008 as compared to prior year driven by Platts, a leading provider of energy and metal information, as well as J.D. Power and Associates, partially offset by declines in BusinessWeek. According to the Publishing Information Bureau (“PIB”), BusinessWeek’s advertising pages in the global edition for the first quarter were down 19%, with comparable number of issues year to year for PIB purposes and comparable number of issues for revenue recognition purposes. The Company continues to make investments in the BusinessWeek.com brand.
Oil, natural gas and power news and pricing products experienced growth as a result of the increased need for market information as the price of crude oil continued to be volatile.
Improved market penetration of international consumer research studies, particularly in Asia, positively influenced growth for the Business-to-Business Group in the first quarter of 2008 over the first quarter of 2007.
In the first quarter of 2008, the dollar value of total U.S. construction starts was down 19% against the same period of the prior year. Most of the decline was due to a sharply reduced amount of residential building, reported at 40% below first quarter 2007. Nonresidential construction improved 3% from the first three months of 2007, while nonbuilding construction slipped 11%.
Broadcasting revenue for the quarter was flat compared to the first quarter of the prior year as increases in political advertising were mostly offset by declines in base advertising due to economic weakness in key markets.
Liquidity and Capital Resources
The Company continues to maintain a strong financial position. The Company’s primary source of funds for operations is cash generated by operating activities. The Company’s core businesses have been strong cash generators. Income and consequently cash provided from operations during the year are significantly impacted by the seasonality of businesses, particularly educational publishing. This seasonality also impacts cash flow and related borrowing patterns. The Company’s cash flow is typically negative in the first half of the year and turns positive during the third and fourth quarters. Debt financing is used as necessary for share repurchases, seasonal fluctuations in working capital and acquisitions. Cash and cash equivalents were $396.7 million at March 31, 2008, an increase of $0.6 million from December 31, 2007. Most of the cash and equivalents as of March 31, 2008 are held outside the United States. The Company’s subsidiaries maintain cash balances at financial institutions located throughout the world. These cash balances are subject to normal currency exchange fluctuations. Typically, cash held outside the U.S. is anticipated to be utilized to fund international operations or to be reinvested outside the U.S. as a significant portion of the Company’s opportunities for growth in the coming years are expected to be abroad.

Cash Flow
Operating Activities: Cash used by operations was $112.3 million for the first three months of 2008, as compared to $128.7 million of cash provided by operations in 2007. The decrease in cash from operating activities from the prior year is primarily the result of a decline in income from operations as well as decreases in accounts payable and accrued expenses.
As of March 31, 2008, accounts receivable (before reserves) decreased $230.7 million from the prior year-end, primarily due to the seasonality of the educational and Information & Media businesses and strong cash collections. Additionally, revenue declines in the Financial Services segment, particularly in Credit Market Services, in the fourth quarter of 2007 and the first quarter of 2008 contributed to the accounts receivable decrease. This decrease of $230.7 million compares to a $262.1 million decrease in 2007. Year-to-date, the number of days sales outstanding for operations have increased by 7 days year over year, primarily due to the Financial Services segment, particularly declines in structured finance transactions that typically have quick collection terms. Inventories increased by $88.3 million from the end of 2007 as the Company’s education business prepares for its selling season. The increase in inventories over the prior year is primarily the result of the stronger adoption opportunities in 2008 compared with 2007.
Accounts payable and accrued expenses decreased by $397.7 million over the prior year-end primarily due to the timing of performance based compensation payments in the first quarter of 2008, a reduction in 2008 incentive compensation accruals and timing of contributions to retirement plans. This decrease compares to a $323.8 million decrease in 2007.
Investing Activities: Cash used for investing activities was $108.1 million and $27.4 million in the first three months of 2008 and 2007, respectively. The increase over the prior year is primarily due to acquisitions of business in 2008, increased investment in prepublication costs in the first quarter of 2008 as compared to 2007 as the Company’s education business prepares for strong adoption opportunities in 2008 and beyond, and the disposition of the mutual fund data business in the first quarter of 2007.
Purchases of property and equipment totaled $23.6 million in the first three months of 2008 compared with $22.7 million in 2007. For 2008, capital expenditures are expected to be approximately $160 million and primarily relate to increased investment in the Company’s information technology data centers and other technology initiatives.
Net prepublication costs increased $40.6 million to $613.8 million from December 31, 2007, as spending outpaced amortization. Prepublication investment in the current year totaled $66.6 million as of March 31, 2008, $9.2 million more than the same period in 2007. Prepublication investment for 2008 is now expected to be approximately $290 million, reflecting new product development in light of the significant adoption opportunities in key states in 2008 and beyond.
Financing Activities: Cash generated from financing activities was $213.4 million as of March 31, 2008 compared to cash used for financing activities of $26.1 million in 2007. The difference is primarily attributable to the reduced share repurchases in 2008 partially offset by a reduction of $208.6 million in borrowings of commercial paper. In 2008, cash was utilized to repurchase approximately 3.4 million shares for $134.0 million. In 2007, cash was utilized to repurchase approximately 9.5 million shares for $611.1 million on a settlement basis. An additional 3.7 million shares were repurchased in the first quarter of 2007 for $231.3 million, which settled in April 2007. Shares repurchased under the repurchase program were used for general corporate purposes, including the issuance of shares for stock compensation plans and to offset the dilutive effect of the exercise of employee stock options.
There were $396.2 million and $604.8 million in commercial paper borrowings outstanding as of March 31, 2008 and 2007, respectively. Commercial paper borrowings are supported by the Company’s five-year revolving credit facility agreement of $1.2 billion which expires on July 20, 2009. The Company pays a facility fee of seven basis points on the credit facility whether or not amounts have been borrowed, and borrowings may be made at a spread of 13 basis points above the prevailing LIBOR rates. This spread increases to 18 basis points for borrowings exceeding 50% of the total capacity available under the facility. The facility contains certain covenants, and the only financial covenant requires that the Company not exceed indebtedness to cash flow ratio, as defined, of 4 to 1 at any time. This restriction has never been exceeded. There were no borrowings under this agreement as of March 31, 2008 and 2007.
The Company also has the capacity to issue Extendible Commercial Notes (“ECNs”) of up to $240 million. ECNs replicate commercial paper, except that the Company has an option to extend the note beyond its initial redemption date to a maximum final maturity of 390 days. However, if exercised, such an extension is at a higher reset rate, which is at a predetermined spread over LIBOR and is related to the Company’s commercial paper rating at the time of extension. As a result of the extension option, no backup facilities for these borrowings are required. As is the case with commercial paper, ECNs have no financial covenants. There were no ECNs outstanding at March 31, 2008 and 2007.
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
On January 31, 2007, the Board of Directors approved a stock repurchase program (the “2007 program”) authorizing the purchase of up to 45 million shares, which was approximately 12.7% of the total shares of the Company’s outstanding common stock at that time. The repurchased shares may be used for general corporate purposes, including the issuance of shares in connection with the exercise of employee stock options. Purchases under this program may be made from time to time on the open market and in private transactions depending on market conditions. At December 31, 2007, authorization for the repurchase of 28 million shares remained under the 2007 program. The Company repurchased 3.4 million shares from the 2007 program during the first quarter of 2008 for $134.0 million at an average price of $39.42 per share. At March 31, 2008, authorization for the repurchase of 24.6 million shares remained under the 2007 program.
On January 30, 2008, the Board of Directors approved an increase in the quarterly common stock dividend from $0.205 to $0.22 per share.
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
The Company has naturally hedged positions in most countries from a local currency perspective with offsetting assets and liabilities. The gross amount of the Company’s foreign exchange balance sheet exposure from operations is $167.5 million as of March 31, 2008. Management has estimated using an undiversified average value-at-risk analysis with 95% certainty that the foreign exchange gains and losses should not exceed $16.0 million over the next year based on the historical volatilities of the portfolio.
The Company’s net interest expense is sensitive to changes in the general level of U.S. and foreign interest rates. Based on average debt and investments outstanding over the past three months, the following is the projected annual impact on interest expense on current operations:

Percent change in interest rates	Projected annual pre-tax impact on
(+/-)	operations (millions)
1%	$3.5
Recently Issued Accounting Standards
See Footnote 14.
Since the date of the Annual Report, there have been no material changes to the Company’s critical accounting policies.

“Safe Harbor” Statement Under the Private Securities Litigation Reform Act of 1995
This section, as well as other portions of this document, includes certain forward-looking statements about the Company’s businesses, new products, sales, expenses, tax rates, cash flows, prepublication investments and operating and capital requirements. Such forward-looking statements include, but are not limited to: the strength and sustainability of the U.S. and global economy; Educational Publishing’s level of success in 2008 adoptions and in open territories and enrollment and demographic trends; the level of educational funding; the strength of School Education including the testing market, Higher Education, Professional and International publishing markets and the impact of technology on them; the level of interest rates and the strength of the economy, profit levels and the capital markets in the U.S. and abroad; the level of success of new product development and global expansion and strength of domestic and international markets; the demand and market for debt ratings, including collateralized debt obligations (“CDO”), residential mortgage and asset-backed securities and related asset classes; the regulatory environment affecting Standard & Poor’s; the level of merger and acquisition activity in the U.S. and abroad; the strength of the domestic and international advertising markets; the volatility of the energy marketplace; the contract value of public works, manufacturing and single-family unit construction; the level of political advertising; and the level of future cash flow, debt levels, manufacturing expenses, distribution expenses, prepublication, amortization and depreciation expense, income tax rates, capital, technology, restructuring charges and other expenditures and prepublication cost investment.
Actual results may differ materially from those in any forward-looking statements because any such statements involve risks and uncertainties and are subject to change based upon various important factors, including, but not limited to, worldwide economic, financial, political and regulatory conditions; currency and foreign exchange volatility; the health of debt and equity markets, including interest rates, credit quality and spreads, the level of liquidity, future debt issuances including residential mortgage backed securities and CDOs backed by residential mortgages and related asset classes; the implementation of an expanded regulatory scheme affecting Standard & Poor’s ratings and services; the level of funding in the education market (both domestically and internationally); the pace of recovery in advertising; continued investment by the construction, computer and aviation industries; the successful marketing of new products, and the effect of competitive products and pricing.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company has no material changes to the disclosure made on this matter in the Company’s report on Form 10-K for the year ended December 31, 2007. Please see Item 2 of this Form 10-Q for additional market risk disclosures.
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
As of March 31, 2008, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the U.S. Securities Exchange Act of 1934). Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2008.
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
The Company learned on August 9, 2007 that a pro se action titled Blomquist v. Washington Mutual, et al., was filed in the District Court for the Northern District of California against numerous financial institutions, government agencies and individuals, including the Company and Mr. Harold McGraw III, the CEO of the Company, alleging various state and federal claims. The claims against the Company and Mr. McGraw concern Standard & Poor’s ratings of subprime mortgage-backed securities. An amended Complaint was filed in the Blomquist action on September 10, 2007 which added two other rating agencies as defendants. On February 19, 2008 the Company was served with the Complaint and, on February 29, 2008, Mr. McGraw was served with the Complaint. The current time to respond to the Complaint is May 12, 2008. In addition, the Company has learned that on August 28, 2007 a putative shareholder class action titled Reese v. Bahash, was filed in the District Court for the District of Columbia against Mr. Robert Bahash, the CFO of the Company, alleging claims under the federal securities laws and state tort law concerning Standard & Poor’s ratings, particularly its ratings of subprime mortgage-backed securities. Mr. Bahash has not been served with the Complaint. On February 11, 2008, the District Court in the Reese matter entered an order appointing a lead plaintiff in that action and permitting plaintiffs to amend the Complaint on or before April 16, 2008 to add additional defendants. On April 7, 2008, the District Court granted the application of the lead plaintiff to extend the deadline for its amendment of the Complaint to May 7, 2008. The Company believes both Complaints to be without merit and intends to vigorously defend against them.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On January 31, 2007 the Board of Directors approved a new stock repurchase program authorizing the purchase of up to 45 million shares, which was approximately 12.7% of the total shares of the Company’s outstanding common stock at that time. As of December 31, 2007, 28 million shares remained available under the 2007 repurchase program. During the first three months of 2008, the Company repurchased 3.4 million shares under the 2007 repurchase program. As of March 31, 2008, 24.6 million shares remained available under the 2007 repurchase program. The repurchase program has no expiration date. The repurchased shares may be used for general corporate purposes, including the issuance of shares in connection with the exercise of employee stock options. Purchases under this program may be made from time to time on the open market and in private transactions, depending on market conditions.
The following table provides information on purchases made by the Company of its outstanding common stock during the first quarter of 2008 pursuant to the stock repurchase program authorized by the Board of Directors on January 31, 2007 (column c). In addition to purchases under the 2007 stock repurchase program, the number of shares in column (a) include: 1) shares of common stock that are tendered to the Registrant to satisfy the employees’ tax withholding obligations in connection with the vesting of awards of restricted performance shares (such shares are repurchased by the Registrant based on their fair market value on the vesting date), and 2) shares of the Registrant deemed surrendered to the Registrant to pay the exercise price and to satisfy the employees’ tax withholding obligations in connection with the exercise of employee stock options. There were no other share repurchases during the quarter outside the stock repurchases noted below:

			(c)Total Number of	(d) Maximum Number
			Shares Purchased as	of Shares that may
	(a)Total Number of		Part of Publicly	yet be Purchased
	Shares Purchased	(b)Average Price	Announced Programs	Under the Programs
Period	(in millions)	Paid per Share	(in millions)	(in millions)
(Jan. 1 — Jan. 31, 2008)	—	—	—	28.0
(Feb. 1 — Feb. 29, 2008)	1.8	$41.98	1.5	26.5
(Mar. 1 — Mar. 31, 2008)	1.9	$37.49	1.9	24.6
Total — Qtr	3.7	$39.65	3.4	24.6

Item 6. Exhibits
(15)	Letter on Unaudited Interim Financials

(31.1)	Quarterly Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Quarterly Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Quarterly Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
THE MCGRAW-HILL COMPANIES, INC.

Date: April 30, 2008	By	/s/ Robert J. Bahash
Robert J. Bahash
Executive Vice President and Chief Financial Officer

Date: April 30, 2008	By	/s/ Kenneth M. Vittor
Kenneth M. Vittor
Executive Vice President and General Counsel

Date: April 30, 2008	By	/s/ Luc Grégoire
Luc Grégoire
Senior Vice President and Corporate Controller