Form 10-Q
period 2008-06-30
MCGRAW-HILL COMPANIES INC
filed 2008-07-30
CIK 64040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
YES ☑ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
On July 18, 2008 there were approximately 317.6 million shares of common stock (par value $1.00 per share) outstanding.

The McGraw-Hill Companies, Inc.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
of The McGraw-Hill Companies, Inc.
We have reviewed the consolidated balance sheet of The McGraw-Hill Companies, Inc., as of June 30, 2008, and the related consolidated statements of income for the three-month and six-month periods ended June 30, 2008 and 2007, and the consolidated statements of cash flows for the six-month periods ended June 30, 2008 and 2007. These financial statements are the responsibility of the Company’s management.
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
/s/ ERNST & YOUNG LLP
July 29, 2008

Part I
Financial Information
Item 1. Financial Statements
The McGraw-Hill Companies, Inc.
Consolidated Statements of Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
(in thousands, except per share data)	(Unaudited)		(Unaudited)
Revenue
Product	$634,112	$605,373	$951,755	$917,742
Service	1,039,113	1,112,806	1,939,341	2,096,855

Total revenue	1,673,225	1,718,179	2,891,096	3,014,597
Expenses
Operating-related
Product	278,220	265,168	460,266	436,146
Service	361,050	369,633	680,377	703,037

Operating-related expenses	639,270	634,801	1,140,643	1,139,183
Selling and general
Product	277,116	251,666	473,890	455,051
Service	353,259	336,021	683,649	669,279

Selling and general expenses	630,375	587,687	1,157,539	1,124,330
Depreciation	30,411	28,798	57,938	57,703
Amortization of intangibles	13,144	11,468	27,344	23,080

Total expenses	1,313,200	1,262,754	2,383,464	2,344,296
Other income (Note 4)	—	—	—	17,305

Income from operations	360,025	455,425	507,632	687,606
Interest expense — net	20,354	12,099	38,184	13,303

Income from operations before taxes on income	339,671	443,326	469,448	674,303
Provision for taxes on income	127,377	166,248	176,044	253,387

Net income	$212,294	$277,078	$293,404	$420,916

Earnings per common share:
Basic	$0.67	$0.81	$0.92	$1.22
Diluted	$0.66	$0.79	$0.91	$1.18

Average number of common shares outstanding:
Basic	317,746	340,183	318,875	345,488
Diluted	321,087	350,298	322,273	355,687

Dividend declared per common share	$0.22	$0.205	$0.44	$0.41
See accompanying notes.

The McGraw-Hill Companies, Inc.
Consolidated Balance Sheets

	June 30,	December 31,	June 30,
	2008	2007	2007
(in thousands)	(Unaudited)		(Unaudited)
ASSETS
Current assets:
Cash and equivalents	$355,304	$396,096	$358,082
Accounts receivable (net of allowance for doubtful accounts and sales returns)	1,266,221	1,189,205	1,296,150
Inventories	496,594	350,668	430,194
Deferred income taxes	282,081	280,525	246,398
Prepaid and other current assets	109,464	116,541	115,490

Total current assets	2,509,664	2,333,035	2,446,314

Prepublication costs (net of accumulated amortization)	613,965	573,179	557,941
Investments and other assets:
Asset for pension benefits	263,535	276,487	184,485
Other	179,212	177,757	174,318

Total investments and other assets	442,747	454,244	358,803

Property and equipment — at cost	1,626,790	1,614,051	1,475,940
Less: accumulated depreciation	(978,637)	(953,285)	(906,232)

Net property and equipment	648,153	660,766	569,708

Goodwill and other intangible assets:
Goodwill — net	1,724,192	1,697,621	1,669,192
Copyrights — net	170,835	178,869	187,143
Other intangible assets — net	449,331	459,622	450,344

Net goodwill and intangible assets	2,344,358	2,336,112	2,306,679

Total assets	$6,558,887	$6,357,336	$6,239,445

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable	$526,222	$22	$994,193
Accounts payable	361,467	388,008	362,373
Accrued royalties	57,301	110,849	53,610
Accrued compensation and contributions to retirement plans	368,008	598,556	440,729
Income taxes currently payable	74,065	—	123,263
Unearned revenue	1,102,692	1,085,440	1,025,536
Deferred gain on sale leaseback	10,480	10,180	9,590
Other current liabilities	468,830	447,022	472,231

Total current liabilities	2,969,065	2,640,077	3,481,525
Other liabilities:
Long-term debt	1,197,519	1,197,425	300
Deferred income taxes	112,069	139,173	91,604
Liability for postretirement healthcare and other benefits	128,390	127,893	125,543
Deferred gain on sale leaseback	164,561	169,941	175,138
Other non-current	477,109	476,177	473,643

Total other liabilities	2,079,648	2,110,609	866,228

Total liabilities	5,048,713	4,750,686	4,347,753

Commitments and contingencies (Note 12)
Shareholders’ equity :
Common stock	411,709	411,709	411,709
Additional paid-in capital	102,574	169,187	118,499
Retained income	5,703,049	5,551,757	5,093,409
Accumulated other comprehensive loss	(23,589)	(12,623)	(106,827)
Less: common stock in treasury — at cost	(4,683,569)	(4,513,380)	(3,625,098)

Total shareholders’ equity	1,510,174	1,606,650	1,891,692

Total liabilities and shareholders’ equity	$6,558,887	$6,357,336	$6,239,445

See accompanying notes.

The McGraw-Hill Companies, Inc.
Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,
	2008	2007
(in thousands)	(Unaudited)
Cash flows from operating activities
Net income	$293,404	$420,916
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	57,938	57,703
Amortization of intangibles	27,344	23,080
Amortization of prepublication costs	94,229	84,939
Provision of losses on accounts receivable	9,215	9,594
Net change in deferred income taxes	(21,632)	(60,701)
Stock-based compensation	43,000	62,811
Gain on sale of business	—	(17,305)
Other	6,133	2,799
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	(77,385)	(49,702)
Inventories	(143,096)	(98,947)
Prepaid and other current assets	13,128	(2,907)
Accounts payable and accrued expenses	(324,595)	(187,447)
Unearned revenue	8,111	40,920
Other current liabilities	(9,222)	6,336
Income taxes currently payable	75,959	58,786
Net change in other assets and liabilities	(15,119)	37,656

Cash provided by operating activities	37,412	388,531

Cash flows from investing activities
Investments in prepublication costs	(131,900)	(132,646)
Purchases of property and equipment	(48,756)	(83,449)
Acquisitions of businesses	(34,666)	(40,070)
Dispositions of property, equipment and businesses	165	55,204
Additions to technology projects	(10,141)	(7,791)

Cash used for investing activities	(225,298)	(208,752)

Cash flows from financing activities
Borrowings on short-term debt — net	526,200	991,812
Dividends paid to shareholders	(142,112)	(142,326)
Repurchase of treasury shares	(275,549)	(1,178,287)
Exercise of stock options	30,732	114,092
Excess tax benefits from share-based payments	1,320	32,018

Cash provided by (used for) financing activities	140,591	(182,691)

Effect of exchange rate changes on cash	6,503	7,496

Net change in cash and equivalents	(40,792)	4,584
Cash and equivalents at beginning of period	396,096	353,498

Cash and equivalents at end of period	$355,304	$358,082

See accompanying notes.

The McGraw-Hill Companies, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts or as noted)
1.	Basis of Presentation

The financial information in this report has not been audited, but in the opinion of management all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly such information have been included. The operating results for the three and six months ended June 30, 2008 and 2007 are not necessarily indicative of results to be expected for the full year due to the seasonal nature of some of the Company’s businesses. The financial statements included herein should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (the “Annual Report”).

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

Since the date of the Annual Report, there have been no material changes to the Company’s critical accounting policies and estimates.

Certain prior year amounts have been reclassified for comparability purposes.

2.	Comprehensive Income

The following table is a reconciliation of the Company’s net income to comprehensive income for the periods ended June 30:

	Three Months		Six Months
	2008	2007	2008	2007
Net income	$212,294	$277,078	$293,404	$420,916
Other comprehensive income:
Foreign currency translation adjustment	(4,087)	17,249	406	16,885
Pension and other postretirement benefit plans, net of tax	(8,047)	(10,316)	(7,830)	(8,500)
Unrealized loss on investment, net of tax	(1,815)	—	(3,542)	—

Comprehensive income	$198,345	$284,011	$282,438	$429,301

3.	Segment and Related Information

The Company has three reportable segments: McGraw-Hill Education, Financial Services and Information & Media.

The McGraw-Hill Education segment is one of the premier global educational publishers serving the elementary and high school (“el-hi”), college and university, professional, international and adult education markets. During the second quarter of 2008, the segment incurred a pre-tax restructuring charge that reduced operating profit by $8.5 million.

The Financial Services segment operates under the Standard & Poor’s brand. This segment provides services to investors, corporations, governments, financial institutions, investment managers and advisors globally. The segment and the markets it serves are impacted by interest rates, the state of global economies, credit quality and investor confidence. Included in the six months of 2007 operating profit of the Financial Services segment is a pre-tax gain of $17.3 million resulting from the sale of its mutual fund data business in March 2007. During the second quarter of 2008, the segment incurred a pre-tax restructuring charge that reduced operating profit by $15.2 million.

The Information & Media segment includes business, professional and broadcast media, offering information, insight and analysis.

Operating profit by segment is the primary basis for the chief operating decision maker of the Company, the Executive Committee, to evaluate the performance of each segment. A summary of operating results by segment for the periods ended June 30 is as follows:

	2008		2007
		Operating		Operating
Three months	Revenue	Profit	Revenue	Profit
McGraw-Hill Education	$670,846	$69,535	$647,324	$80,402
Financial Services	735,477	299,227	820,993	401,368
Information & Media	266,902	24,799	249,862	14,740

Total operating segments	1,673,225	393,561	1,718,179	496,510
General corporate expense	—	(33,536)	—	(41,085)
Interest expense — net	—	(20,354)	—	(12,099)

Total Company	$1,673,225	$339,671 *	$1,718,179	$443,326 *

*	Income from operations before taxes on income.

	2008		2007
		Operating		Operating
Six months	Revenue	Profit (Loss)	Revenue	Profit (Loss)
McGraw-Hill Education	$1,001,002	$(20,731)	$979,004	$(10,278)
Financial Services	1,379,778	559,230	1,549,875	749,380
Information & Media	510,316	36,525	485,718	24,626

Total operating segments	2,891,096	575,024	3,014,597	763,728
General corporate expense	—	(67,392)	—	(76,122)
Interest expense — net	—	(38,184)	—	(13,303)

Total Company	$2,891,096	$469,448 *	$3,014,597	$674,303 *

*	Income from operations before taxes on income.
4.	Dispositions

In March 2007, the Company sold its mutual fund data business, which was part of the Financial Services segment. This business was selected for divestiture, as it no longer fit within the Company’s strategic plans. The divestiture of the mutual fund data business will enable the Financial Services segment to focus on its core business of providing independent research, ratings, data indices and portfolio services. For the six months ended June 30, 2007 the Company recognized a pre-tax gain of $17.3 million ($10.3 million after-tax, or $0.03 per diluted share). This disposition is immaterial to the Company.

There were no dispositions by the Company for the three and six months ended June 30, 2008.

There were no material acquisitions by the Company individually or in the aggregate for the three and six months ended June 30, 2008 and 2007.

5.	Stock-Based Compensation

Stock-based compensation for the periods ended June 30 is as follows:

	Three Months		Six Months
	2008	2007	2008	2007
Stock option expense	$7,009	$7,155	$13,441	$16,617
Restricted stock awards expense	14,947	24,543	29,559	46,194

Total stock-based compensation expense	$21,956	$31,698	$43,000	$62,811

The number of common shares issued upon exercise of stock options and the vesting of restricted stock awards are as follows:

	June 30,	December 31,	June 30,
(in thousands)	2008	2007	2007
Stock options exercised	1,088	4,520	3,460
Restricted stock awards vested	670	829	1,320

Total shares issued	1,758	5,349	4,780

6.	Allowances, Inventories and Accumulated Amortization of Prepublication Costs

The allowances for doubtful accounts and sales returns, the components of inventory and the accumulated amortization of prepublication costs are as follows:

	June 30,	December 31,	June 30,
	2008	2007	2007
Allowance for doubtful accounts	$68,038	$70,586	$71,378

Allowance for sales returns	$127,561	$197,095	$129,199

Inventories:
Finished goods	$471,815	$324,864	$401,251
Work-in-process	7,138	8,640	8,637
Paper and other materials	17,641	17,164	20,306

Total inventories	$496,594	$350,668	$430,194

Accumulated amortization of prepublication costs	$787,619	$940,298	$808,739

7.	Debt

A summary of short-term and long-term debt outstanding follows:

	June 30,	December 31,	June 30,
	2008	2007	2007
5.375% Senior notes, due 2012 (a)	$399,692	$399,656	$—
5.900% Senior notes, due 2017 (b)	399,104	399,056	—
6.550% Senior notes, due 2037 (c)	398,455	398,429	—
Commercial paper	526,200	—	536,100
Promissory note	—	—	392,000
Extendible commercial notes	—	—	66,071
Note payable	290	306	322

Total debt	1,723,741	1,197,447	994,493
Less: short-term debt including current maturities	526,222	22	994,193

Long-term debt	$1,197,519	$1,197,425	$300

Senior Notes

(a)	As of June 30, 2008, the Company had outstanding $399.7 million of 2012 senior notes consisting of $400 million principal and an unamortized debt discount of $0.3 million. The 2012 senior notes, when issued in November 2007, were priced at 99.911% with a yield of 5.399%. Interest payments are required to be made semiannually on February 15 and August 15.

(b)	As of June 30, 2008, the Company had outstanding $399.1 million of 2017 senior notes consisting of $400 million principal and an unamortized debt discount of $0.9 million. The 2017 senior notes, when issued in November 2007, were priced at 99.76% with a yield of 5.933%. Interest payments are required to be made semiannually on April 15 and October 15.

(c)	As of June 30, 2008, the Company had outstanding $398.5 million of 2037 senior notes consisting of $400 million principal and an unamortized debt discount of $1.5 million. The 2037 senior notes, when issued in November 2007, were priced at 99.605% with a yield of 6.580%. Interest payments are required to be made semiannually on May 15 and November 15.

Other Available Financing

On June 22, 2007, the Company completed the conversion of its commercial paper program from the Section 3a (3) to the Section 4(2) classification as defined under the Securities Act of 1933. This conversion provides the Company with greater flexibility relating to the use of proceeds received from the issuance of commercial paper which may be sold to qualified institutional buyers and accredited investors. All commercial paper issued by the Company subsequent to this conversion date will be executed under the Section 4(2) program. The Section 3a (3) program was officially terminated when all existing commercial paper outstanding under this program matured in July 2007. The size of the Company’s total commercial paper program remains $1.2 billion and is supported by the revolving credit agreement described below. Commercial paper borrowings outstanding at June 30, 2008 and 2007 totaled $526.2 million and $536.1 million, respectively, with an average interest rate and average term of 2.2% and 27 days, and 5.4% and 43 days, respectively. These total borrowings are classified as current notes payable. There were no outstanding commercial paper borrowings as of December 31, 2007.

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

The revolving credit facility contains certain covenants. The only financial covenant requires that the Company not exceed indebtedness to cash flow ratio, as defined, of 4 to 1 at any time. This restriction has never been exceeded. There were no borrowings under the facility as of June 30, 2008, December 31, 2007 and June 30, 2007.

The Company has the capacity to issue Extendible Commercial Notes (“ECN“s) of up to $240 million, provided that sufficient investor demand for the ECNs exists. ECNs replicate commercial paper, except that the Company has an option to extend the note beyond its initial redemption date to a maximum final maturity of 390 days. However, if exercised, such an extension is at a higher reset rate, which is at a predetermined spread over LIBOR and is related to the Company’s commercial paper rating at the time of extension. As a result of the extension option, no backup facilities for these borrowings are required. As is the case with commercial paper, ECNs have no financial covenants. There were no ECN borrowings outstanding as of June 30, 2008 and December 31, 2007. There were $66.1 million in ECN borrowings outstanding as of June 30, 2007.

On April 19, 2007, the Company signed a promissory note with one of its providers of banking services to enable the Company to borrow additional funds, on an uncommitted basis, from time to time to supplement its commercial paper and ECN borrowings. The specific terms (principal, interest rate and maturity date) of each borrowing governed by this promissory note are determined on the borrowing date of each loan. These borrowings have no financial covenants. There were no promissory note borrowings outstanding as of June 30, 2008 and December 31, 2007. There were $392.0 million in promissory note borrowings outstanding as of June 30, 2007.

Under the shelf registration that became effective with the Securities and Exchange Commission in 1990, an additional $250 million of debt securities can be issued.

Long-term debt was $1,197.5 million, $1,197.4 million and $0.3 million as of June 30, 2008, December 31, 2007 and June 30, 2007, respectively. The carrying amount of the Company’s borrowings approximates fair value. The Company paid interest on its debt totaling $26.9 million and $10.8 million during the three months ended June 30, 2008 and 2007, respectively, and $34.2 million and $14.0 million during the six months ended June 30, 2008 and 2007, respectively.

In the second quarter of 2008, cash was utilized to repurchase approximately 3.3 million shares for $141.5 million on a settlement basis. An additional 0.7 million shares were repurchased in the second quarter of 2008, which settled in July 2008. In the second quarter of 2007, cash was utilized to repurchase approximately 8.6 million shares for $567.2 million on a settlement basis. An additional 1.4 million shares were repurchased in the second quarter of 2007, which settled in July 2007. Accordingly, the Company recorded a liability of $29.2 million and $95.6 million, classified in other current liabilities at June 30, 2008 and 2007, respectively.

8.	Common Shares Outstanding

A reconciliation of the number of shares used for calculating basic and diluted earnings per common share for the periods ended June 30 is as follows:

	Three Months		Six Months
(in thousands)	2008	2007	2008	2007
Average number of common shares outstanding	317,746	340,183	318,875	345,488
Effect of stock options and other dilutive securities	3,341	10,115	3,398	10,199

Average number of common shares outstanding including effect of dilutive securities	321,087	350,298	322,273	355,687

Restricted performance shares outstanding of 3.3 million and 2.3 million at June 30, 2008 and 2007, respectively, were not included in the computation of diluted earnings per common share because the necessary vesting conditions have not yet been met.

The weighted-average diluted shares outstanding for the three and six months ended June 30, 2008 excludes the effect of approximately 16.1 million for both periods, of potentially dilutive outstanding stock options from the calculation of diluted earnings per common share because the effects were anti-dilutive. The weighted-average diluted shares outstanding for the three and six months ended June 30, 2007 did not exclude any potentially dilutive outstanding stock options from the calculation of diluted earnings per common share.

9.	Retirement Plans and Postretirement Healthcare and Other Benefits

A summary of net periodic benefit cost for the Company’s defined benefit plans and postretirement healthcare and other benefits plan for the periods ended June 30 is as follows:

	Three Months		Six Months
Pension Benefits	2008	2007	2008	2007
Service cost	$14,211	$17,687	$29,480	$33,350
Interest cost	21,744	21,652	43,333	41,044
Expected return on plan assets	(27,736)	(25,655)	(55,444)	(50,001)
Amortization of prior service credit	(111)	(143)	(222)	(146)
Amortization of loss	884	5,560	1,608	8,237

Net periodic benefit cost	$8,992	$19,101	$18,755	$32,484

	Three Months		Six Months
Postretirement Healthcare and Other Benefits	2008	2007	2008	2007
Service cost	$517	$713	$1,187	$1,252
Interest cost	2,181	1,967	4,226	3,931
Amortization of prior service credit	(296)	(297)	(593)	(594)

Net periodic benefit cost	$2,402	$2,383	$4,820	$4,589

The amortization of prior service credit and amortization of loss for the three and six months ended June 30, 2008 and 2007, included in the above table, have been recognized in the net periodic benefit cost and included in other comprehensive income, net of tax.

In 2008, the expected rate of return on plan assets is 8.0% based on a market-related value of assets, which recognizes changes in market value over five years. The Company changed certain assumptions on its pension and postretirement healthcare and other benefit plans which became effective on January 1, 2008:
•	The Company changed its discount rate assumption on its U.S. retirement plans to 6.25% from 5.90% in 2007.

•	The Company changed its discount rate assumption on its United Kingdom (“U.K.”) retirement plan to 5.40% from 4.90% in 2007 and its assumed compensation increase factor for its U.K. retirement plan to 5.95% from 5.75% in 2007.

•	The Company changed its discount rate and healthcare cost trend rate assumptions on its postretirement healthcare benefit plan. In 2008, the discount rate assumption changed to 6.0% from 5.75% in 2007, and the healthcare cost trend rate changed to 8.5% from 9.0% in 2007.

The effect of the assumption changes on pension and other postretirement healthcare expense for the three and six months ended June 30, 2008 did not have a material impact on earnings per common share.

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

The Company remains an anchor tenant of what continues to be known as The McGraw-Hill Companies building and will continue to lease space from Rock-McGraw, Inc., under an existing lease through 2020. As of December 31, 2007, the Company leased approximately 17% of the building space. This lease is being accounted for as an operating lease. Pursuant to sale-leaseback accounting rules, as a result of the Company’s continued involvement, a pre-tax gain of approximately $212.3 million ($126.3 million after-tax) was deferred and will be amortized over the remaining lease term as a reduction in rent expense. Information relating to the sale-leaseback transaction for the periods ended June 30 is as follows:

	Three Months		Six Months
	2008	2007	2008	2007
Reduction in rent expense	$(4,591)	$(4,412)	$(9,183)	$(8,824)
Interest expense	$2,037	$2,148	$4,103	$4,322
11.	Income Taxes

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

For the three and six months ended June 30, 2008 the provision for income taxes resulted in an effective tax rate of 37.5%. For the three and six months ended June 30, 2007 the provision for income taxes resulted in an effective tax rate of 37.5% and 37.6%, respectively. The minor decrease in the effective tax rate for the six month period ended June 30, 2008, compared with the prior period, is primarily attributable to the impact of the 2007 divestiture of the mutual fund data business.

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

The Company learned on August 9, 2007 that a pro se action titled Blomquist v. Washington Mutual, et al., was filed in the District Court for the Northern District of California against numerous financial institutions, government agencies and individuals, including the Company and Mr. Harold McGraw III, the CEO of the Company, alleging various state and federal claims. The claims against the Company and Mr. McGraw concern Standard & Poor’s ratings of subprime mortgage-backed securities. An amended Complaint was filed in the Blomquist action on September 10, 2007 which added two other rating agencies as defendants. On February 19, 2008 the Company was served with the Complaint and, on February 29, 2008, Mr. McGraw was served with the Complaint. On May 12, 2008, the Company and Mr. McGraw filed a motion to dismiss all claims asserted against them. Similar motions were filed by other defendants. Plaintiff filed papers opposing the motions on July 1, 2008. A hearing on the motions was held on July 11, 2008 and, by Order dated July 23, 2008, the Court dismissed all claims asserted against the Company and Mr. McGraw and denied plaintiff leave to amend as against them.

The Company also learned that on August 28, 2007 a putative shareholder class action titled Reese v. Bahash was filed in the District Court for the District of Columbia against Mr. Robert Bahash, the CFO of the Company, alleging claims under the federal securities laws and state tort law concerning Standard & Poor’s ratings, particularly its ratings of subprime mortgage-backed securities. Mr. Bahash was not served with the Complaint. On February 11, 2008, the District Court in the Reese matter entered an order appointing a lead plaintiff in that action and permitting plaintiffs to amend the Complaint on or before April 16, 2008. On April 7, 2008, the District Court granted the application of the lead plaintiff to extend the deadline for its amendment of the Complaint to May 7, 2008. On May 7, 2008 an amended Complaint was filed alleging violations of the federal securities laws; the Company and Mr. McGraw were named as additional defendants. The amended Complaint asserts, among other things, that the defendants failed to warn investors that problems in the structured finance market, particularly the sub-prime lending market, would negatively affect the Company’s financial performance. Service of the amended Complaint was thereafter effectuated. On June 18, 2008, in response to a Consent Motion filed on behalf of the Company and Messrs. McGraw and Bahash, the District Court entered an Order transferring the action to the United States District Court for the Southern District of New York. A scheduling order has not yet been entered. The Company believes the litigation to be without merit and intends to vigorously defend against it.

Three actions were recently filed in New York State Supreme Court, New York County, naming The McGraw-Hill Companies, Inc. (“McGraw-Hill” or the “Company”) as a defendant. The first case, brought by the New Jersey Carpenters Vacation Fund, on behalf of itself and all others similarly situated, was filed on May 14, 2008 and relates to certain mortgage-backed securities issued by various HarborView Mortgage Loan Trusts. The second, brought by the New Jersey Carpenters Health Fund, on behalf of itself and all others similarly situated, was filed on May 21, 2008 and relates to certain mortgage-backed securities issued by various NovaStar Mortgage Funding Trusts. The third case, brought again by the New Jersey Carpenters Vacation Fund, on behalf of itself and all others similarly situated, was filed on June 3, 2008 and relates to an October 30, 2006 offering by Home Equity Mortgage Trust 2006-5. The central allegation against the Company in each of these cases is that the Company issued inappropriate credit ratings on the applicable mortgage-backed securities in alleged violation of Section 11 of the Securities Exchange Act of 1933. In each, Plaintiff seeks as relief compensatory damages for the alleged decline in value of the securities, as well as an award of reasonable costs and expenses. Plaintiff has sued other parties, including the issuers and underwriters of the securities, in each case as well. All three cases were originally filed in New York State Supreme Court, New York County and have been subsequently removed to the United States District Court for the Southern District of New York. Plaintiff is seeking to remand in the three cases, and those motions are in the process of being briefed. The Company believes the litigations to be without merit and intends to defend against them vigorously.

On July 11, 2008, plaintiff Oddo Asset Management filed an action in New York State Supreme Court, New York County, against a number of defendants, including the Company. The action, titled Oddo Asset Management v. Barclays Bank PLC, arises out of plaintiff’s investment in two structured investment vehicles, or SIV-Lites, that plaintiff alleges suffered losses as a result of violations of law by those who created, managed, arranged, and issued credit ratings for those investments. Plaintiff alleges various common law causes of action against the defendants. The central allegation against the Company is that it aided and abetted breaches of fiduciary duty by the collateral managers of the two SIV-Lites by falsely confirming the credit ratings it had previously given those investments. Plaintiff seeks compensatory and punitive damages plus reasonable costs, expenses, and attorneys fees. The Company believes the litigation to be without merit and intends to defend against it vigorously.

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

2008 Restructuring

During the second quarter of 2008, the Company implemented a restructuring plan related to a limited number of business operations in Financial Services and McGraw-Hill Education to more efficiently serve its markets and strengthen its long-term growth prospects. The Company recorded a pre-tax restructuring charge of $23.7 million, consisting primarily of employee severance costs related to a workforce reduction of 395 positions. This charge consisted of $15.2 million for Financial Services and $8.5 million for McGraw-Hill Education. The after-tax charge recorded was $14.8 million, or $0.05 per diluted share. Restructuring expenses for Financial Services were classified as selling and general service expenses within the statement of income. Restructuring expenses for McGraw-Hill Education were classified within the statement of income as $4.8 million selling and general product expenses and $3.7 million selling and general service expense.

During the three and six months ended June 30, 2008, the Company has paid approximately $1.6 million related to the 2008 restructuring, consisting primarily of employee severance costs. The remaining reserve at June 30, 2008 is approximately $22.1 million and is included in other current liabilities.

2007 Restructuring

In the fourth quarter of 2007, the Company implemented a restructuring plan related to a limited number of business operations across the Company to gain efficiencies, reflect current business conditions and to fortify its long-term growth prospects. As a result, the Company recorded a pre-tax restructuring charge of $43.7 million, consisting primarily of employee severance costs related to a workforce reduction of approximately 600 positions across the Company. This charge consisted of $16.3 million for McGraw-Hill Education, $18.8 million for Financial Services, $6.7 million for Information & Media and $1.9 million for Corporate. The after-tax charge recorded was $27.3 million, or $0.08 per diluted share. Restructuring expenses for Financial Services and Corporate were classified as selling and general service expenses within the statement of income. Restructuring expenses for McGraw-Hill Education were $15.0 million classified as selling and general product expenses, and $1.3 million classified as selling and general service expense, within the statement of income. Restructuring expenses for Information and Media were $0.4 million classified as selling and general product expenses, and $6.3 million classified as selling and general service expense, within the statement of income. At December 31, 2007, the remaining liability was approximately $38.8 million.

For the three and six months ended June 30, 2008, the Company has paid approximately $8.4 and $20.0 million, respectively, related to the 2007 restructuring consisting primarily of employee severance costs. The remaining reserve at June 30, 2008 is approximately $18.8 million and is included in other current liabilities.

2006 Restructuring

During 2006, the Company completed a restructuring of a limited number of business operations in McGraw-Hill Education, Information & Media and Corporate, to enhance the Company’s long-term growth prospects. The restructuring included the integration of the Company’s elementary and secondary basal publishing businesses. The Company recorded a pre-tax restructuring charge of $31.5 million, consisting primarily of employee severance and benefit costs related to the reduction of approximately 700 positions across the Company and vacant facilities. This charge was comprised of $16.0 million for McGraw-Hill Education, $8.7 million for Information & Media and $6.8 million for Corporate. The after-tax charge recorded was $19.8 million, or $0.06 per diluted share. Restructuring expenses for Information & Media and Corporate were classified as selling and general service expenses within the statement of income. Restructuring expenses for McGraw-Hill Education were $9.3 million classified as selling and general product expenses, and $6.7 million classified as selling and general service expense within the statement of income. At December 31, 2007, the remaining liability was approximately $9.6 million.

For the three and six months ended June 30, 2008, the Company paid approximately $0.4 million and $0.8 million, respectively, related to the 2006 restructuring consisting of facility costs. The remaining reserve at June 30, 2008, which consists of facility costs is approximately $8.8 million payable through 2014.

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

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51,” (“SFAS No. 160”). SFAS No. 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for any noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as a component of equity in the consolidated financial statements and requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolled interest. SFAS No. 160 is effective for the Company beginning January 1, 2009 and is to be applied prospectively, except for the presentation and disclosure requirements, which upon adoption will be applied retrospectively for all periods presented. Early adoption of SFAS No. 160 is prohibited. The Company is currently evaluating the impact SFAS No. 160 will have on its consolidated financial statements.

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

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 concludes that unvested share-based payment awards that contain rights to receive nonforfeitable dividends or dividend equivalents are participating securities, and thus, should be included in the two-class method of computing earnings per share (“EPS”). FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Early application of EITF 03-6-1 is prohibited. This FSP also requires that all prior-period EPS data be adjusted retrospectively. The Company is currently evaluating the impact FSP EITF 03-6-1 will have on its consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollars in thousands, except per share or as noted)
Results of Operations — Comparing Three Months Ended June 30, 2008 and 2007
Consolidated Review
The Segment Review that follows is incorporated herein by reference.
Revenue and Operating Profit

	Second		Second
	Quarter	%	Quarter
	2008	Decrease	2007

Revenue	$1,673,225	(2.6)%	$1,718,179
Operating profit *	$393,561	(20.7)%	$496,510

% Operating margin	23.5%		28.9%

*	Operating profit is income before taxes on income, interest expense and corporate expense.
In the second quarter of 2008 revenue and operating profit declined by 2.6% and 20.7%, respectively. The decrease in revenue and operating profit is primarily attributable to the decline in the Financial Services segment of 10.4% and 25.4%, respectively, primarily due to weakness in Credit Market Services. Partially offsetting the revenue decrease was an increase of 3.6% in the McGraw-Hill Education segment driven by the School Education Group and an increase of 6.8% in the Information & Media segment driven by the Business-to-Business Group. Lower 2008 incentive compensation helped mitigate the operating profit decline. Foreign exchange rates positively impacted both revenue and operating profit by $22.5 million and $7.8 million, respectively, during the second quarter of 2008.
In the second quarter of 2008, the Company restructured a limited number of business operations in its Financial Services and McGraw-Hill Education segments to more efficiently serve its markets and strengthen its long-term growth prospects. The Company incurred a pre-tax restructuring charge of $23.7 million ($14.8 million after-tax, or $0.05 per diluted share), which consisted primarily of severance costs related to a workforce reduction of 395 positions.
Product revenue increased 4.7% in the second quarter of 2008, due primarily to growth in the McGraw-Hill Education and Information & Media segments as compared to the second quarter of 2007.
Product operating-related expenses increased 4.9%, as compared to the second quarter of 2007, primarily due to the growth in expenses at McGraw-Hill Education related to major product launches in a strong 2008 state adoption market. Amortization of prepublication costs increased by $9.2 million or 16.2%, as compared with the second quarter of 2007, as a result of adoption cycles.
Product related selling and general expenses increased 10.1% and product margin decreased 2.2%, as compared to the second quarter of 2007, primarily due to the growth in expenses at McGraw-Hill Education related to major product launches in a strong 2008 state adoption market.
Service revenue decreased 6.6% in the second quarter of 2008 as compared to the same period in 2007, due primarily to a 10.4% decrease in Financial Services. Financial Services revenue decreased primarily due to Credit Market Services in light of the significant declines in the structured finance market resulting from the current credit problems experienced in the U.S. and in Europe, partially offset by growth in Investment Services. Additionally, growth in the Information & Media segment helped partially offset this revenue decline. The service margin decreased 5.3% to 31.3% for the second quarter of 2008 primarily due to the decline in Credit Market Services, partially offset by reduced 2008 incentive compensation expense.
Total expenses in the second quarter of 2008 increased $50.4 million or 4.0% as compared to the same period in 2007 driven by increased sales opportunities in the McGraw-Hill Education segment and the restructuring charge incurred by the Company in the second quarter of 2008.

Interest expense increased to $20.4 million in the second quarter of 2008, as compared with interest expense of $12.1 million for the second quarter of 2007. The increase was mainly driven by the impact of $1.2 billion in senior notes issued in the fourth quarter of 2007. Also included in the second quarter of 2008 and 2007 is interest income earned on investment balances.
For the quarters ended June 30, 2008 and 2007, the effective tax rate was 37.5%.
The Company expects the effective tax rate to be at 37.5% for the remainder of the year absent the impact of events such as intervening audit settlements, changes in federal, state or foreign law and changes in the geographical mix of the Company’s pre-tax income.
Net income for the quarter decreased 23.4% as compared with the second quarter of 2007. Diluted earnings per share decreased 16.5% to $0.66 from $0.79 in 2007. Included in the second quarter diluted earnings per share is the $0.05 after-tax impact of the restructuring charge.
Segment Review
McGraw-Hill Education

	Second	%	Second
	Quarter	Increase/	Quarter
	2008	(Decrease)	2007

Revenue
School Education Group	$438,194	6.9%	$409,720
Higher Education, Professional and International	232,652	(2.1)%	237,604

Total revenue	$670,846	3.6%	$647,324

Operating profit	$69,535	(13.5)%	$80,402

% Operating margin	10.4%		12.4%

In the second quarter of 2008, revenue for the McGraw-Hill Education (“MHE”) segment increased 3.6% or $23.5 million from the prior year, while operating profit decreased 13.5%. Foreign exchange rates favorably affected revenue by $5.3 million and had an immaterial impact on operating profit for the quarter.
During the second quarter of 2008, the MHE segment incurred a pre-tax restructuring charge of $8.5 million consisting primarily of employee severance costs related to the reduction of 149 positions, primarily in the assessment business, where MHE is taking steps to consolidate its resources, better leverage partnerships with key strategic suppliers, and facilitate a strategic shift toward increased investments in its digital and custom offerings. Across other parts of the segment, MHE is taking steps to enable greater efficiencies, better address new and existing revenue streams, and shift investments toward digital products.
In the second quarter of 2008, revenue for the McGraw-Hill School Education Group (“SEG”) increased 6.9% or $28.5 million compared with the second quarter of 2007. Strong basal sales of K-5 reading in Florida and K-5 math in Texas were partially offset by lower reorders of workbooks and other consumable reading materials in several states due to timing and budget concerns. Total U.S. PreK-12 enrollment for 2007-2008 is estimated at 56 million students, up 0.4% from 2006-2007, according to the National Center for Education Statistics (“NCES”). The total available state new adoption market in 2008 is estimated at between $900 million and $950 million compared with approximately $820 million in 2007.
The year’s key opportunities in the state new adoption market are primarily offered by K-5 reading in Florida, K-5 math in Texas, and K-8 math in California. Other opportunities for 2008 include science in California, reading in Alabama, Indiana, Louisiana, and Oklahoma, and social studies in Arkansas and Tennessee. With decision-making largely completed in the adoption states that are buying reading in 2008, the Company expects to capture a majority share of the important Florida K-5 market as well as a major share of the overall K-12 reading/literature state new adoption market. In the overall K-12 math state new adoption market, SEG projects a strong share based on solid results in the K-5 Texas adoption as well as announced K-8 decisions in California, where some sales activity may continue into the fall. Despite concerns about the economy in many areas, no state adoptions scheduled for purchasing in 2008 were cancelled and adoption activity remained brisk at the district level in most states within this market.

Open territory sales, which have remained flat over the past two years, are projected to increase modestly owing to pent-up demand for new instructional materials. Open territory net basal sales for the industry remained flat as compared to the prior year through May 2008, the most recent period for which detailed information is currently available. However, the bulk of open territory purchasing traditionally occurs in the third quarter. Despite budget pressures, most states have maintained or increased education funding levels in their new fiscal-year budgets.
According to statistics compiled by the Association of American Publishers (“AAP”), total net basal and supplementary sales of elementary and secondary instructional materials increased 1.5% through May 2008 compared to the same period in 2007. The supplementary market has been declining in recent years, in large part because basal programs are increasingly comprehensive, offering integrated ancillary materials that reduce the need for separate supplemental products. According to the AAP report, the industry’s total basal sales increased by 6.0% through May 2008, driven by growth in the adoption states.
In the testing market, SEG’s second-quarter non-custom or “shelf” testing revenue increased over the prior year primarily due to increased Acuity revenues in New York City and sales of the TABE series of assessments for adult learners and the LAS series for English-language learners, gains which more than offset declines in older products. Custom contract work decreased in 2008 compared to the same period last year primarily due to reductions in scope and price on contracts in Florida and Missouri, partially offset by an increase in scope on a West Virginia contract.
At the McGraw-Hill Higher Education, Professional and International Group (“HPI”), revenue decreased $5.0 million or 2.1% for the quarter compared to prior year. Foreign exchange rates favorably affected revenue by $5.3 million.
Higher Education revenue declined in comparison to the prior year, although the Career product line showed strong growth. A variation in bookstore ordering trends from June to July affected quarterly results. Key titles contributing to second-quarter performance included Thomson, Crafting an Executive Strategy, 16/e; Hill, International Business, 7/e; Silberberg, Chemistry, 5/e; Knorre, Puntos de partida, 8/e; and Ober, Keyboarding, 10/e.
Revenue in the professional market declined versus the prior-year quarter due to strong first-year sales of McGraw-Hill Encyclopedia of Science and Technology, which was published in May 2007, and overall softness in the market in 2008 as some retailers cut back on orders and reduced inventory through higher returns. Compared with the second quarter of 2007, HPI’s overall international revenue increased in most regions, notably India, Asia, Canada, Latin America and the Middle East, partially offset by sales declines in Spain and Italy.
Financial Services

	Second	%	Second
	Quarter	(Decrease)/	Quarter
	2008	Increase	2007

Revenue
Credit Market Services	$507,896	(20.1)%	$635,717
Investment Services	227,581	22.8%	185,276

Total Revenue	$735,477	(10.4)%	$820,993

Operating profit	$299,227	(25.4)%	$401,368

% Operating margin	40.7%		48.9%

Financial Services revenue and operating profit for the second quarter of 2008 decreased 10.4% and 25.4%, respectively, from the second quarter of 2007. The revenue and operating profit declines from prior year are mainly due to lower revenue in Credit Market Services (“CMS”), partially offset by revenue growth in Investment Services (“IS”). A reduction in 2008 incentive compensation helped mitigate the operating profit reduction. Foreign exchange positively impacted revenue by $16.8 million and operating profit by $7.9 million.
During the second quarter of 2008, the Financial Services segment incurred a pre-tax restructuring charge of $15.2 million consisting primarily of employee severance costs related to the reduction of 246 positions, driven by the current credit market environment as well as the consolidation of several support functions.
CMS revenue declined $127.8 million or 20.1% from prior year, primarily as a result of significant decreases in structured finance as well as decreases in corporate (industrial and financial services) ratings, partially offset by increases in public finance ratings and credit ratings-related information products such as RatingsXpress and RatingsDirect and credit risk evaluation products and services.

During the second quarter of 2008, significant decreases in issuance volumes in both the United States and Europe of residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”), collateralized debt obligations (“CDO”) and asset-backed securities (“ABS”) contributed to the decrease in revenue.
Total U.S. structured finance new issue dollar volume decreased 81.0% in the second quarter versus prior year. U.S. CDO issuance decreased 88.2%, according to Harrison Scott Publications and Standard & Poor’s internal estimates (Harrison Scott Publications/S&P). The large decline in CDO issuance resulted from continued lack of investor appetite for the complex deal structures which were in demand in the second quarter of 2007 and secondary market trading liquidity concerns. Continued deterioration in the subprime mortgage market has significantly impacted dollar volume issuance in the U.S. RMBS market, which decreased 97.0% compared to prior year. U.S. CMBS issuance decreased 85.3% over the prior year due to the market dislocation attributed to high credit spreads resulting in high interest rates which are not economical to borrowers. U.S. ABS issuance decreased 19.1% compared to prior year. According to Thomson Financial, U.S. corporate issuance by dollar volume for the second quarter of 2008 decreased 15.1%, with investment grade down 7.2% and high yield issuance down 59.4%, driven by higher credit spreads and decreased merger and acquisition activity. The U.S. municipal market increased 18.7% resulting from issuance to refund existing debt, in addition to raise new money to fund infrastructure projects.
In Europe for the second quarter, structured finance issuance decreased 75.2% compared to the prior year and corporate and government issuance increased 8.6%. European RMBS issuance decreased 76.7%. European CDO and CMBS issuance declined 56.7% and 99.3%, respectively, which is primarily attributed to higher credit spreads. ABS issuance decreased 68.7% compared to the prior year.
IS revenue increased $42.3 million or 22.8%, driven by growth in index services and Capital IQ products. Revenue related to Standard & Poor’s indices increased as assets under management for exchange-traded funds (“ETF”) rose 15.5% from June 30, 2007 to $206.3 billion as of June 30, 2008 and license fee revenue increased. ETF assets under management at December 31, 2007 were $235.3 billion. The number of exchange-traded futures and option contracts based on S&P indices exhibited strong increases in the second quarter of 2008 compared to the same period of the prior year, thereby also contributing to the revenue growth. The number of Capital IQ clients increased 23% from the second quarter end of 2007 to second quarter end of 2008.
Because of the current credit market conditions, issuance levels deteriorated significantly across all asset classes. It is possible that the current market conditions and global issuance levels in structured finance could persist through 2008. The outlook for RMBS, CMBS and CDO asset classes as well as other asset classes is dependent upon many factors, including the general condition of the economy, interest rates, credit quality and spreads, and the level of liquidity in the financial markets.
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
Standard & Poor’s Ratings Services is a credit rating agency that is registered with the Securities and Exchange Commission (“SEC”) as one of ten Nationally Recognized Statistical Rating Organizations, or NRSROs. The SEC first began designating NRSROs in 1975 for use of their credit ratings in the determination of capital charges for registered brokers and dealers under the SEC’s Net Capital Rule.
Credit rating agency legislation entitled “Credit Rating Agency Reform Act of 2006” (the “Act”) was signed into law on September 29, 2006. The Act created a new SEC registration system for rating agencies that volunteer to be recognized as NRSROs. Under the Act, the SEC is given authority and oversight of NRSROs and can censure NRSROs, revoke their registration or limit or suspend their registration in certain cases. The SEC is not authorized to review the analytical process, ratings criteria or methodology of the NRSROs. An agency’s decision to register and comply with the Act will not constitute a waiver of or diminish any right, defense or privilege available under applicable law. Pre-emption language is included in the Act consistent with other legal precedent. The Company does not believe the Act will have a material adverse effect on its financial condition or results of operations.
The SEC issued rules to implement the Act, effective June 2007. Standard & Poor’s submitted its application on Form NRSRO on June 25, 2007. On September 24, 2007, the SEC granted Standard & Poor’s registration as an

NRSRO under the Act. In March 2008, S&P filed its first annual update of its registration with the SEC. The public portions of S&P’s Form NRSRO are available on S&P’s website.
On June 16, 2008, the SEC issued proposed rules that focus largely on NRSROs’ structured finance ratings process. The proposed rules address a broad range of issues, including disclosure and management of conflicts related to the issuer-pays model, prohibitions against analysts’ accepting gifts or making “recommendations” when rating a security, and limitations on analyst participation in fee discussions. Under the proposed rules, additional records of all rating actions must be created, retained and made public, and records must be kept of material deviations in ratings assigned from model outputs as well as complaints about analysts’ performance. The proposals require more disclosure of performance statistics and methodologies, a new annual report by NRSROs of their rating actions to be provided confidentially to the SEC, and unless structured finance ratings are distinguished from other ratings, NRSROs will be required to issue a report describing the differences for each structured rating. The deadline for comments was July 25, 2008. S&P submitted comments on the proposals. The Company believes that some of the proposals raise serious legal issues. On July 1, 2008, the SEC also proposed changes to numerous SEC rules and forms that expressly utilize NRSRO ratings. The deadline for comments is September 5, 2008. S&P currently plans to submit comments on some of the SEC’s key proposals.
In the third quarter of 2007, rating agencies became subject to scrutiny for their ratings on structured finance transactions that involve the packaging of subprime residential mortgages, including residential mortgage-backed securities (“RMBS”) and collateralized debt obligations (“CDOs”).
On August 29, 2007, Standard & Poor’s received a subpoena from the New York Attorney General’s Office requesting information and documents relating to Standard & Poor’s ratings of securities backed by residential real estate mortgages. Standard & Poor’s has entered into an agreement with the New York Attorney General’s Office which calls for S&P to implement certain structural reforms. The agreement resolves the Attorney General’s investigation with no monetary payment and no admission of wrongdoing.
In September 2007, the SEC commenced an examination of rating agencies’ policies and procedures regarding conflicts of interest and the application of those policies and procedures to ratings on RMBS and related CDOs. Standard & Poor’s is cooperating with the SEC staff in connection with this examination. The SEC issued its public Report on July 8, 2008. The SEC findings and recommendations addressed the following subjects: (a) the SEC noted there was a substantial increase in the number and complexity of RMBS and CDO deals since 2002, and some rating agencies appeared to struggle with the growth; (b) significant aspects of the rating process were not always disclosed; (c) policies and procedures for rating RMBS and CDOs could be better documented; (d) the implementation of new practices by rating agencies with respect to the information provided to them; (e) rating agencies did not always document significant steps in the ratings process and they did not always document significant participants in the ratings process; (f) the surveillance processes used by the rating agencies appear to have been less robust than their initial ratings processes; (g) issues were identified in the management of conflicts of interest and improvements could be made; and (h) internal audit processes. S&P has advised the SEC it will be taking steps to enhance S&P’s policies and procedures consistent with the SEC’s recommendations.
On October 16, 2007, Standard & Poor’s received a subpoena from the Connecticut Attorney General’s Office requesting information and documents relating to the conduct of Standard & Poor’s credit ratings business. The subpoena appears to relate to an investigation by the Connecticut Attorney General into whether Standard & Poor’s, in the conduct of its credit ratings business, violated the Connecticut Antitrust Act. Subsequently, a second subpoena dated December 6, 2007, seeking information and documents relating to the rating of securities backed by residential real estate mortgages, and a third subpoena dated January 14, 2008, seeking information and documents relating to the rating of municipal and corporate debt, were served. The Attorney General’s Office has also indicated that its investigation is looking into whether Standard & Poor’s may have violated the Connecticut Unfair Trade Practices Act. The Company is responding to the subpoenas.
On November 8, 2007, Standard & Poor’s received a civil investigative demand from the Massachusetts Attorney General’s Office requesting information and documents relating to Standard & Poor’s ratings of securities backed by residential real estate mortgages. Standard & Poor’s is responding to this request.
On April 22, 2008, the Senate Committee on Banking, Housing and Urban Affairs held a hearing on the role of rating agencies in U.S. credit markets. S&P participated in this hearing.
Outside the United States, particularly in Europe, regulators and government officials have reviewed whether credit rating agencies should be subject to formal oversight. In the past several years, the European Commission, the

Committee of European Securities Regulators (“CESR”) which is charged with monitoring and reporting to the European Commission on rating agencies’ compliance with IOSCO’s Code of Conduct (see below), and the International Organization of Securities Commissions (“IOSCO”) have issued reports, consultations and questionnaires concerning the role of credit rating agencies and potential regulation. In May 2008, IOSCO issued a report on the role of rating agencies in the structured finance market and related changes to its 2004 Code of Conduct Fundamentals for Credit Rating Agencies. IOSCO’s report reflects comments received during a public consultation process. S&P and other global rating agencies contributed to this process. S&P has started to implement many of IOSCO’s recommendations and expects to update its Code of Conduct as appropriate. In May 2008, CESR issued its second report to the European Commission on rating agencies’ compliance with IOSCO’s original Code of Conduct, the role of rating agencies in structured finance and recommendations for, among other things, additional monitoring and oversight of rating agencies. CESR also requested public comments during a consultation period leading up to the final report. In June 2008, the European Securities Markets Expert Group (ESME), a group of senior practitioners and advisors to the European Commission, issued its report on the role of rating agencies and a separate set of recommendations. S&P engaged with ESME during its review process. The European review of rating agencies and potential additional oversight is expected to continue into the fall and, possibly, 2009.
Other regulatory developments include: a March 2008 report by the President’s Working Group on Financial Markets that includes recommendations relating to rating agencies; an April 2008 report by the Financial Stability Forum that recommends changes in the role and uses of credit ratings; and a July 2008 report by the Committee on the Global Financial System (Bank for International Settlements) on ratings in structured finance. S&P expects to continue to be involved in the follow up to these reports. In many countries, S&P is also an External Credit Assessment Institution (ECAI) under Basel II for purposes of allowing banks to use its ratings in determining risk weightings for many credit exposures. Recognized ECAIs may be subject to additional oversight in the future.
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
The Company learned on August 9, 2007 that a pro se action titled Blomquist v. Washington Mutual, et al., was filed in the District Court for the Northern District of California against numerous financial institutions, government agencies and individuals, including the Company and Mr. Harold McGraw III, the CEO of the Company, alleging various state and federal claims. The claims against the Company and Mr. McGraw concern Standard & Poor’s ratings of subprime mortgage-backed securities. An amended Complaint was filed in the Blomquist action on September 10, 2007 which added two other rating agencies as defendants. On February 19, 2008 the Company was served with the Complaint and, on February 29, 2008, Mr. McGraw was served with the Complaint. On May 12, 2008, the Company and Mr. McGraw filed a motion to dismiss all claims asserted against them. Similar motions were filed by other defendants. Plaintiff filed papers opposing the motions on July 1, 2008. A hearing on the motions was held on July 11, 2008 and, by Order dated July 23, 2008, the Court dismissed all claims asserted against the Company and Mr. McGraw and denied plaintiff leave to amend as against them.
The Company also learned that on August 28, 2007 a putative shareholder class action titled Reese v. Bahash was filed in the District Court for the District of Columbia against Mr. Robert Bahash, the CFO of the Company, alleging claims under the federal securities laws and state tort law concerning Standard & Poor’s ratings, particularly its ratings of subprime mortgage-backed securities. Mr. Bahash was not served with the Complaint. On February 11, 2008, the District Court in the Reese matter entered an order appointing a lead plaintiff in that action and permitting plaintiffs to amend the Complaint on or before April 16, 2008. On April 7, 2008, the District Court granted the application of the lead plaintiff to extend the deadline for its amendment of the Complaint to May 7, 2008. On May 7, 2008 an amended Complaint was filed alleging violations of the federal securities laws; the Company and Mr. McGraw were named as additional defendants. The amended Complaint asserts, among other things, that the defendants failed to warn investors that problems in the structured finance market, particularly the sub-prime lending market, would negatively affect the Company’s financial performance. Service of the amended Complaint was thereafter effectuated. On June 18, 2008, in response to a Consent Motion filed on behalf of the Company and Messrs. McGraw and Bahash, the District Court entered an Order transferring the action to the United States District Court for the Southern District of New York. A scheduling order has not yet been entered. The Company believes the litigation to be without merit and intends to vigorously defend against it.
Three actions were recently filed in New York State Supreme Court, New York County, naming The McGraw-Hill Companies, Inc. (“McGraw-Hill” or the “Company”) as a defendant. The first case, brought by the New Jersey Carpenters Vacation Fund, on behalf of itself and all others similarly situated, was filed on May 14, 2008 and relates to certain mortgage-backed securities issued by various HarborView Mortgage Loan Trusts. The second, brought by the New Jersey Carpenters Health Fund, on behalf of itself and all others similarly situated, was filed on May 21, 2008 and relates to certain mortgage-backed securities issued by various NovaStar Mortgage Funding Trusts. The third case, brought again by the New Jersey Carpenters Vacation Fund, on behalf of itself and all others similarly situated, was filed on June 3, 2008 and relates to an October 30, 2006 offering by Home Equity Mortgage Trust 2006-5. The central allegation against the Company in each of these cases is that the Company issued inappropriate credit ratings on the applicable mortgage-backed securities in alleged violation of Section 11 of the Securities Exchange Act of 1933. In each, Plaintiff seeks as relief compensatory damages for the alleged decline in value of the securities, as well as an award of reasonable costs and expenses. Plaintiff has sued other parties, including the issuers and underwriters of the securities, in each case as well. All three cases were originally filed in New York State Supreme Court, New York County and have been subsequently removed to the United States District Court for the Southern District of New York. Plaintiff is seeking to remand in the three cases, and those motions are in the process of being briefed. The Company believes the litigations to be without merit and intends to defend against them vigorously.
On July 11, 2008, plaintiff Oddo Asset Management filed an action in New York State Supreme Court, New York County, against a number of defendants, including the Company. The action, titled Oddo Asset Management v. Barclays Bank PLC, arises out of plaintiff’s investment in two structured investment vehicles, or SIV-Lites, that plaintiff alleges suffered losses as a result of violations of law by those who created, managed, arranged, and issued credit ratings for those investments. Plaintiff alleges various common law causes of action against the defendants. The central allegation against the Company is that it aided and abetted breaches of fiduciary duty by the collateral managers of the two SIV-Lites by falsely confirming the credit ratings it had previously given those investments. Plaintiff seeks compensatory and punitive damages plus reasonable costs, expenses, and attorneys fees. The Company believes the litigation to be without merit and intends to defend against it vigorously.
In addition, in the normal course of business both in the United States and abroad, the Company and its subsidiaries are defendants in numerous legal proceedings and are involved, from time to time, in governmental and self-

regulatory agency proceedings, which may result in adverse judgments, damages, fines or penalties. Also, various governmental and self-regulatory agencies regularly make inquiries and conduct investigations concerning compliance with applicable laws and regulations. Based on information currently known by the Company’s management, the Company does not believe that any pending legal, governmental or self-regulatory proceedings or investigations will result in a material adverse effect on its financial condition or results of operations.
Information & Media

	Second	%	Second
	Quarter	Increase/	Quarter
	2008	(Decrease)	2007

Revenue
Business-to-Business	$240,374	7.8%	$223,072
Broadcasting	26,528	(1.0)%	26,790

Total revenue	$266,902	6.8%	$249,862

Operating profit	$24,799	68.2%	$14,740

% Operating margin	9.3%		5.9%

In the second quarter 2008, revenue grew by 6.8% or $17.0 million over the prior year while operating profit increased 68.2% or $10.1 million, driven by the Business-to-Business Group. Foreign exchange rates had an immaterial impact on segment revenue and operating profit growth.
At the Business-to-Business Group, revenue increased 7.8% in the second quarter of 2008 as compared to prior year driven by Platts, a leading provider of energy and other commodities information, as well as J.D. Power and Associates, partially offset by declines in BusinessWeek.
Oil, natural gas and power news and pricing products experienced growth as the increased volatility in crude oil and other commodity prices drove the increased need for market information.
Improved market penetration in the international consumer research studies, particularly in Asia, positively influenced growth for the Business-to-Business Group in the second quarter of 2008 over the second quarter of 2007.
In the second quarter of 2008, the dollar value of total U.S. construction starts was down 17% against the same period of the prior year. Most of the decline was due to reduced residential building activity, down 38% from the second quarter of 2007. Nonresidential construction fell 5% from the second quarter of 2007, as a drop in commercial building activity outweighed gains in the manufacturing sector, while non-building construction increased 4%.
According to the Publishing Information Bureau (“PIB”), BusinessWeek’s advertising pages in the global edition for the second quarter were down 11%, with a comparable number of issues year to year for PIB purposes and a comparable number of issues for revenue recognition purposes.
Broadcasting revenue for the quarter declined by 1.0% compared to the second quarter of 2007 as increases in political advertising were offset by declines in base advertising due to economic weakness in key markets.
Results of Operations — Comparing Six Months Ended June 30, 2008 and 2007
Consolidated Review
The Segment Review that follows is incorporated herein by reference.
Revenue and Operating Profit

	Six		Six
	Months	%	Months
	2008	Decrease	2007

Revenue	$2,891,096	(4.1)%	$3,014,597
Operating profit *	$575,024	(24.7)%	$763,728

% Operating margin	19.9%		25.3%

*	Operating profit is income before taxes on income, interest expense and corporate expense.

In the first six months of 2008 revenue and operating profit declined by 4.1% and 24.7%, respectively. The decrease in revenue and operating profit is primarily attributable to the decline in the Financial Services segment of 11.0% and 25.4%, respectively, primarily due to weakness in Credit Market Services. Partially offsetting the revenue decrease was an increase of 5.1% in the Information & Media segment driven by the Business-to-Business Group and an increase of 2.2% in the McGraw-Hill Education segment driven by the School Education Group. Lower 2008 incentive compensation helped mitigate the operating profit decline. Foreign exchange rates positively impacted both revenue and operating profit by $42.1 million and $11.0 million, respectively, during the first six months of 2008.
In the second quarter of 2008, the Company restructured a limited number of business operations in its Financial Services and McGraw-Hill Education segments to more efficiently serve its markets and strengthen its long-term growth prospects. The Company incurred a pre-tax restructuring charge of $23.7 million ($14.8 million after-tax, or $0.05 per diluted share), which consisted primarily of severance costs related to a workforce reduction of 395 positions.
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
Product revenue increased 3.7% in the first six months of 2008, due primarily to growth in the McGraw-Hill Education and the Information & Media segments.
Product operating-related expenses increased 5.5%, as compared to the first six months of 2007, primarily due to the growth in expenses at McGraw-Hill Education related to major product launches in a strong 2008 state adoption market. Amortization of prepublication costs increased by $9.3 million or 10.9%, as compared with the same period of 2007, as a result of adoption cycles.
Product related selling and general expenses increased 4.1% and product margin declined 1.0%, as compared to the first six months of 2007, primarily due to the growth in expenses at McGraw-Hill Education related to major product launches in a strong 2008 state adoption market.
Service revenue decreased 7.5% in the first six months of 2008 as compared to the same period of 2007, due primarily to an 11.0% decrease in Financial Services. Financial Services revenue decreased primarily due to Credit Market Services in light of the significant declines in the structured finance market resulting from the current credit problems experienced in the U.S. and in Europe, partially offset by growth in Investment Services. Additionally, growth in the Information & Media segment helped partially offset this revenue decline. The service margin decreased 4.9% to 29.7% for the first six months of 2008 primarily due to the decline in Credit Market Services, partially offset by reduced 2008 incentive compensation expense.
Total expenses in the first six months of 2008 increased $39.2 million or 1.7% as compared to the same period in 2007 driven by increased sales opportunities in the McGraw-Hill Education segment, and the restructuring charge incurred by the Company in the second quarter of 2008.
Interest expense increased to $38.2 million in the first six months of 2008, as compared with interest expense of $13.3 million for the first half of 2007. The increase was mainly driven by the impact of $1.2 billion in senior notes issued in the fourth quarter of 2007. Also included in the first six months of 2008 and 2007 is interest income earned on investment balances.
For the six months ended June 30, 2008 and 2007, the effective tax rate was 37.5% and 37.6%, respectively. The minor decrease in the effective tax rate for the period ended June 30, 2008, compared with the same period during the prior year, is primarily attributable to the impact of the 2007 divestiture of the mutual fund data business.
The Company expects the effective tax rate to be at 37.5% for the remainder of the year absent the impact of events such as intervening audit settlements, changes in federal, state or foreign law and changes in the geographical mix of the Company’s pre-tax income.

Net income for the first six months of 2008 decreased 30.3% as compared with the first six months of 2007. Diluted earnings per share decreased 22.9% to $0.91 from $1.18 in 2007. Included in the 2008 diluted earnings per share is the $0.05 after-tax impact of the restructuring charge. Included in the 2007 diluted earnings per share is the $0.03 after-tax favorable impact of the divestiture of the Financial Services’ mutual fund data business.
Segment Review
McGraw-Hill Education

	Six		Six
	Months	%	Months
	2008	Increase	2007

Revenue
School Education Group	$576,935	3.9%	$555,411
Higher Education, Professional and International	424,067	0.1%	423,593

Total revenue	$1,001,002	2.2%	$979,004

Operating loss	$(20,731)	(101.7)%	$(10,278)

% Operating margin	(2.1)%		(1.1)%

Revenue for the McGraw-Hill Education (“MHE”) segment increased 2.2% or $22.0 million from the prior year, while the operating loss grew $10.5 million. Results over the six months reflect the seasonal nature of the Company’s educational publishing operations, with the first quarter being the least significant, and the third quarter being the most significant. Foreign exchange rates positively affected revenue by $9.7 million and had an immaterial impact on the operating loss.
During the second quarter of 2008, the MHE segment incurred a pre-tax restructuring charge of $8.5 million consisting primarily of employee severance costs related to the reduction of 149 positions, primarily in the assessment business, where MHE is taking steps to consolidate its resources, better leverage partnerships with key strategic suppliers, and facilitate a strategic shift toward increased investments in its digital and custom offerings. Across other parts of the segment, MHE is taking steps to enable greater efficiencies, better address new and existing revenue streams, and shift investments toward digital products.
During the first six months of 2008, revenue for the McGraw-Hill School Education Group (“SEG”) increased 3.9% or $21.5 million compared with the first six months of 2007. The increase was primarily due to strong basal sales of K-5 reading in Florida and K-5 math in Texas partially offset by lower reorders of workbooks and other consumable reading materials in several states due to timing and budget concerns. Total U.S. PreK-12 enrollment for 2007-2008 is estimated at 56 million students, up 0.4% from 2006-2007, according to the National Center for Education Statistics (“NCES”). The total available state new adoption market in 2008 is estimated at between $900 million and $950 million compared with approximately $820 million in 2007.
The year’s key opportunities in the state new adoption market are primarily offered by K-5 reading in Florida, K-5 math in Texas, and K-8 math in California. Other opportunities for 2008 include science in California, reading in Alabama, Indiana, Louisiana, and Oklahoma, and social studies in Arkansas and Tennessee. With decision-making largely completed in the adoption states that are buying reading in 2008, the Company expects to capture a majority share of the important Florida K-5 market as well as a major share of the overall K-12 reading/literature state new adoption market. In the overall K-12 math state new adoption market, the School Group projects a strong share based on solid results in the K-5 Texas adoption as well as announced K-8 decisions in California, where some sales activity may continue into the fall. Despite concerns about the economy in many areas, no state adoptions scheduled for purchasing in 2008 were cancelled and adoption activity remained brisk at the district level in most states within this market.
Open territory sales, which have remained flat over the past two years, are projected to increase modestly due to pent-up demand for new instructional materials. Open territory net basal sales for the industry remained flat as compared to the prior year through May 2008, the most recent period for which detailed information is currently available. However, the bulk of open territory purchasing traditionally occurs in the third quarter. Despite budget pressures, most states have maintained or increased education funding levels in their new fiscal-year budgets.
According to statistics compiled by the Association of American Publishers (“AAP”), total net basal and supplementary sales of elementary and secondary instructional materials increased 1.5% through May 2008 compared to the same period in 2007. The supplementary market has been declining in recent years, in large part because basal programs are increasingly comprehensive, offering integrated ancillary materials that reduce the need for separate supplemental products. According to the AAP report, the industry’s total basal sales increased by 6.0% through May 2008, driven by growth in the adoption states.
In the testing market, SEG’s non-custom or “shelf” testing revenue increased over the prior year primarily due to increased Acuity revenues in New York City and sales of the TABE series of assessments for adult learners and the LAS series for English-language learners, gains which more than offset declines in older products. Custom contract work decreased in 2008 compared to the same period last year primarily due to reductions in scope and price on contracts in Florida and Missouri, partially offset by an increase in scope on a West Virginia contract.
At the McGraw-Hill Higher Education, Professional and International Group (“HPI”), revenue was flat compared to the prior year. Foreign exchange rates positively affected revenue by $9.7 million.
Higher Education revenue declined from the prior-year period, although the Career product line showed strong growth. A variation in bookstore ordering trends from June to July affected first-half results. Key titles contributing to six-month performance included Lucas, The Art of Public Speaking, 9/e; Garrison, Managerial Accounting, 12/e; Nickels, Understanding Business, 8/e; Wardlaw, Contemporary Nutrition, 7/e; and Ober, Keyboarding, 10/e.
Revenue in the professional market declined for the six months versus the prior year due to strong first-year sales of McGraw-Hill Encyclopedia of Science and Technology, which was published in May 2007, and overall softness in the market in 2008 as some retailers cut back on orders and reduced inventory through higher returns. Compared with 2007, HPI’s overall international revenue increased in most regions, notably India, Asia, Canada and the Middle East, partially offset by sales declines in Spain, Italy and Latin America.
Financial Services

	Six	%	Six
	Months	(Decrease)/	Months
	2008	Increase	2007

Revenue
Credit Market Services	$935,210	(20.8)%	$1,180,728
Investment Services	444,568	20.4%	369,147

Total Revenue	$1,379,778	(11.0)%	$1,549,875

Operating profit	$559,230	(25.4)%	$749,380

% Operating margin	40.5%		48.4%

Financial Services revenue and operating profit for the first six months of 2008 decreased 11.0% and 25.4%, respectively, from the same period in 2007. The revenue and operating profit declines from prior year are mainly due to lower revenue in Credit Market Services (“CMS”), partially offset by revenue growth in Investment Services (“IS”). A reduction in 2008 incentive compensation helped mitigate the operating profit reduction. Foreign exchange positively impacted revenue by $31.6 million and operating profit by $14.4 million.
During the second quarter of 2008, the Financial Services segment incurred a pre-tax restructuring charge of $15.2 million consisting primarily of employee severance costs related to the reduction of 246 positions, driven by the current credit market environment as well as the consolidation of several support functions.
In March 2007, the Company sold its mutual fund data business, which resulted in a $17.3 million pre-tax gain. Included in IS in the first six months of 2007 was $7.8 million of revenue relating to this mutual fund data business, with no comparable amount in the first six months of 2008.
CMS revenue declined $245.5 million or 20.8% from prior year, primarily as a result of significant decreases in structured finance as well as decreases in corporate (industrial and financial services) ratings partially offset by increases in public finance ratings and credit ratings-related information products such as RatingsXpress and RatingsDirect and credit risk evaluation products and services.
During the first six months of 2008, significant decreases in issuance volumes in both the United States and Europe for residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”) and collateralized debt obligations (“CDO”) contributed to the decrease in revenue. In Europe, a decrease in issuance volume of asset-backed securities (“ABS”) also contributed to the decrease in revenue.

Total U.S. structured finance new issue dollar volume decreased 79.0% in the first six months versus prior year. U.S. CDO issuance decreased 89.7%, according to Harrison Scott Publications and Standard & Poor’s internal estimates (Harrison Scott Publications/S&P). The large decline in CDO issuance resulted from continued lack of investor appetite for the complex deal structures which were in demand in the first six months of 2007 and secondary market trading liquidity concerns. Continued deterioration in the subprime mortgage market has significantly impacted dollar volume issuance in the U.S. RMBS market, which decreased 96.0% compared to prior year. U.S. CMBS issuance decreased 87.9% over the prior year due to the market dislocation attributed to high credit spreads resulting in high interest rates which are not economical to borrowers. U.S. ABS issuance was flat compared to prior year, driven by a large private placement of $29 billion in the first quarter of 2008. Excluding the impact of this private placement deal, U.S. ABS was down 18.5% as compared to the same period in 2007. According to Thomson Financial, U.S. corporate issuance by dollar volume for the first six months of 2008 decreased 22.0%, with investment grade down 13.8% and high yield issuance down 71.5%, driven by higher credit spreads and decreased merger and acquisition activity.
In Europe for the first six months, structured finance issuance declined 77.9% compared to the prior year and corporate and government issuance declined 14.6%, contributing to the revenue decline in CMS. RMBS issuance in Europe decreased 81.3%. European CDO and CMBS issuance declined 63.7% and 97.2%, respectively, which is also primarily attributed to higher credit spreads. ABS issuance decreased 63.3% compared to the prior year.
IS revenue increased $75.4 million or 20.4%, driven by growth in index services and Capital IQ products. Revenue related to Standard & Poor’s indices increased as assets under management for exchange-traded funds (“ETF”) rose 15.5% from June 30, 2007 to $206.3 billion as of June 30, 2008 and license fee revenue increased. ETF assets under management at December 31, 2007 were $235.3 billion. The number of exchange-traded futures and option contracts based on S&P indices exhibited strong increases in the first six months of 2008 compared to the same period of the prior year, thereby also contributing to the revenue growth. The number of Capital IQ clients increased 23% from the second quarter end of 2007 to second quarter end of 2008.
Because of the current credit market conditions, issuance levels deteriorated significantly across all asset classes. It is possible that the current market conditions and global issuance levels in structured finance could persist through 2008. The outlook for RMBS, CMBS and CDO asset classes as well as other asset classes is dependent upon many factors, including the general condition of the economy, interest rates, credit quality and spreads, and the level of liquidity in the financial markets.
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
Standard & Poor’s Ratings Services is a credit rating agency that is registered with the Securities and Exchange Commission (“SEC”) as one of ten Nationally Recognized Statistical Rating Organizations, or NRSROs. The SEC first began designating NRSROs in 1975 for use of their credit ratings in the determination of capital charges for registered brokers and dealers under the SEC’s Net Capital Rule.
Credit rating agency legislation entitled “Credit Rating Agency Reform Act of 2006” (the “Act”) was signed into law on September 29, 2006. The Act created a new SEC registration system for rating agencies that volunteer to be recognized as NRSROs. Under the Act, the SEC is given authority and oversight of NRSROs and can censure NRSROs, revoke their registration or limit or suspend their registration in certain cases. The SEC is not authorized to review the analytical process, ratings criteria or methodology of the NRSROs. An agency’s decision to register and comply with the Act will not constitute a waiver of or diminish any right, defense or privilege available under applicable law. Pre-emption language is included in the Act consistent with other legal precedent. The Company does not believe the Act will have a material adverse effect on its financial condition or results of operations.
The SEC issued rules to implement the Act, effective June 2007. Standard & Poor’s submitted its application on Form NRSRO on June 25, 2007. On September 24, 2007, the SEC granted Standard & Poor’s registration as an NRSRO under the Act. In March 2008, S&P filed its first annual update of its registration with the SEC. The public portions of S&P’s Form NRSRO are available on S&P’s website.
On June 16, 2008, the SEC issued proposed rules that focus largely on NRSROs’ structured finance ratings process. The proposed rules address a broad range of issues, including disclosure and management of conflicts related to the issuer-pays model, prohibitions against analysts’ accepting gifts or making “recommendations” when rating a security, and limitations on analyst participation in fee discussions. Under the proposed rules, additional records of all rating actions must be created, retained and made public, and records must be kept of material deviations in ratings assigned from model outputs as well as complaints about analysts’ performance. The proposals require more disclosure of performance statistics and methodologies, a new annual report by NRSROs of their rating actions to be provided confidentially to the SEC, and unless structured finance ratings are distinguished from other ratings, NRSROs will be required to issue a report describing the differences for each structured rating. The deadline for comments was July 25, 2008. S&P submitted comments on the proposals. The Company believes that some of the proposals raise serious legal issues. On July 1, 2008, the SEC also proposed changes to numerous SEC rules and forms that expressly utilize NRSRO ratings. The deadline for comments is September 5, 2008. S&P currently plans to submit comments on some of the SEC’s key proposals.
In the third quarter of 2007, rating agencies became subject to scrutiny for their ratings on structured finance transactions that involve the packaging of subprime residential mortgages, including residential mortgage-backed securities (“RMBS”) and collateralized debt obligations (“CDOs”).
On August 29, 2007, Standard & Poor’s received a subpoena from the New York Attorney General’s Office requesting information and documents relating to Standard & Poor’s ratings of securities backed by residential real estate mortgages. Standard & Poor’s has entered into an agreement with the New York Attorney General’s Office which calls for S&P to implement certain structural reforms. The agreement resolves the Attorney General’s investigation with no monetary payment and no admission of wrongdoing.
In September 2007, the SEC commenced an examination of rating agencies’ policies and procedures regarding conflicts of interest and the application of those policies and procedures to ratings on RMBS and related CDOs. Standard & Poor’s is cooperating with the SEC staff in connection with this examination. The SEC issued its public Report on July 8, 2008. The SEC findings and recommendations addressed the following subjects: (a) the SEC noted there was a substantial increase in the number and complexity of RMBS and CDO deals since 2002, and some rating agencies appeared to struggle with the growth; (b) significant aspects of the rating process were not always disclosed; (c) policies and procedures for rating RMBS and CDOs could be better documented; (d) the implementation of new practices by ratings agencies with respect to the information provided to them; (e) rating agencies did not always document significant steps in the ratings process and they did not always document significant participants in the ratings process; (f) the surveillance processes used by the rating agencies appear to have been less robust than their initial ratings processes; (g) issues were identified in the management of conflicts of interest and improvements could be made; and (h) internal audit processes. S&P has advised the SEC it will be taking steps to enhance S&P’s policies and procedures consistent with the SEC’s recommendations.
On October 16, 2007, Standard & Poor’s received a subpoena from the Connecticut Attorney General’s Office requesting information and documents relating to the conduct of Standard & Poor’s credit ratings business. The subpoena appears to relate to an investigation by the Connecticut Attorney General into whether Standard & Poor’s, in the conduct of its credit ratings business, violated the Connecticut Antitrust Act. Subsequently, a second subpoena dated December 6, 2007, seeking information and documents relating to the rating of securities backed by residential real estate mortgages, and a third subpoena dated January 14, 2008, seeking information and documents relating to the rating of municipal and corporate debt, were served. The Attorney General’s Office has also indicated that its investigation is looking into whether Standard & Poor’s may have violated the Connecticut Unfair Trade Practices Act. The Company is responding to the subpoenas.
On November 8, 2007, Standard & Poor’s received a civil investigative demand from the Massachusetts Attorney General’s Office requesting information and documents relating to Standard & Poor’s ratings of securities backed by residential real estate mortgages. Standard & Poor’s is responding to this request.
On April 22, 2008, the Senate Committee on Banking, Housing and Urban Affairs held a hearing on the role of rating agencies in U.S. credit markets. S&P participated in this hearing.
Outside the United States, particularly in Europe, regulators and government officials have reviewed whether credit rating agencies should be subject to formal oversight. In the past several years, the European Commission, the Committee of European Securities Regulators (“CESR”) which is charged with monitoring and reporting to the European Commission on rating agencies’ compliance with IOSCO’s Code of Conduct (see below), and the International Organization of Securities Commissions (“IOSCO”) have issued reports, consultations and questionnaires concerning the role of credit rating agencies and potential regulation. In May 2008, IOSCO issued a report on the role of rating agencies in the structured finance market and related changes to its 2004 Code of Conduct Fundamentals for Credit Rating Agencies. IOSCO’s report reflects comments received during a public consultation process. S&P and other global rating agencies contributed to this process. S&P has started to implement many of IOSCO’s recommendations and expects to update its Code of Conduct as appropriate. In May 2008, CESR issued its second report to the European Commission on rating agencies’ compliance with IOSCO’s original Code of Conduct, the role of rating agencies in structured finance and recommendations for, among other things, additional monitoring and oversight of rating agencies. CESR also requested public comments during a consultation period leading up to the final report. In June 2008, the European Securities Markets Expert Group (ESME), a group of senior practitioners and advisors to the European Commission, issued its report on the role of rating agencies and a separate set of recommendations. S&P engaged with ESME during its review process. The European review of rating agencies and potential additional oversight is expected to continue into the fall and, possibly, 2009.
Other regulatory developments include: a March 2008 report by the President’s Working Group on Financial Markets that includes recommendations relating to rating agencies; an April 2008 report by the Financial Stability Forum that recommends changes in the role and uses of credit ratings; and a July 2008 report by the Committee on the Global Financial System (Bank for International Settlements) on ratings in structured finance. S&P expects to continue to be involved in the follow up to these reports. In many countries, S&P is also an External Credit Assessment Institution (ECAI) under Basel II for purposes of allowing banks to use its ratings in determining risk weightings for many credit exposures. Recognized ECAIs may be subject to additional oversight in the future.
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
The Company learned on August 9, 2007 that a pro se action titled Blomquist v. Washington Mutual, et al., was filed in the District Court for the Northern District of California against numerous financial institutions, government agencies and individuals, including the Company and Mr. Harold McGraw III, the CEO of the Company, alleging various state and federal claims. The claims against the Company and Mr. McGraw concern Standard & Poor’s ratings of subprime mortgage-backed securities. An amended Complaint was filed in the Blomquist action on September 10, 2007 which added two other rating agencies as defendants. On February 19, 2008 the Company was served with the Complaint and, on February 29, 2008, Mr. McGraw was served with the Complaint. On May 12, 2008, the Company and Mr. McGraw filed a motion to dismiss all claims asserted against them. Similar motions were filed by other defendants. Plaintiff filed papers opposing the motions on July 1, 2008. A hearing on the motions was held on July 11, 2008 and, by Order dated July 23, 2008, the Court dismissed all claims asserted against the Company and Mr. McGraw and denied plaintiff leave to amend as against them.
The Company also learned that on August 28, 2007 a putative shareholder class action titled Reese v. Bahash was filed in the District Court for the District of Columbia against Mr. Robert Bahash, the CFO of the Company, alleging claims under the federal securities laws and state tort law concerning Standard & Poor’s ratings, particularly its ratings of subprime mortgage-backed securities. Mr. Bahash was not served with the Complaint. On February 11, 2008, the District Court in the Reese matter entered an order appointing a lead plaintiff in that action and permitting plaintiffs to amend the Complaint on or before April 16, 2008. On April 7, 2008, the District Court granted the application of the lead plaintiff to extend the deadline for its amendment of the Complaint to May 7, 2008. On May 7, 2008 an amended Complaint was filed alleging violations of the federal securities laws; the Company and Mr. McGraw were named as additional defendants. The amended Complaint asserts, among other things, that the defendants failed to warn investors that problems in the structured finance market, particularly the sub-prime lending market, would negatively affect the Company’s financial performance. Service of the amended Complaint was thereafter effectuated. On June 18, 2008, in response to a Consent Motion filed on behalf of the Company and Messrs. McGraw and Bahash, the District Court entered an Order transferring the action to the United States District Court for the Southern District of New York. A scheduling order has not yet been entered. The Company believes the litigation to be without merit and intends to vigorously defend against it.
Three actions were recently filed in New York State Supreme Court, New York County, naming The McGraw-Hill Companies, Inc. (“McGraw-Hill” or the “Company”) as a defendant. The first case, brought by the New Jersey Carpenters Vacation Fund, on behalf of itself and all others similarly situated, was filed on May 14, 2008 and relates to certain mortgage-backed securities issued by various HarborView Mortgage Loan Trusts. The second, brought by the New Jersey Carpenters Health Fund, on behalf of itself and all others similarly situated, was filed on May 21, 2008 and relates to certain mortgage-backed securities issued by various NovaStar Mortgage Funding Trusts. The third case, brought again by the New Jersey Carpenters Vacation Fund, on behalf of itself and all others similarly situated, was filed on June 3, 2008 and relates to an October 30, 2006 offering by Home Equity Mortgage Trust 2006-5. The central allegation against the Company in each of these cases is that the Company issued inappropriate credit ratings on the applicable mortgage-backed securities in alleged violation of Section 11 of the Securities Exchange Act of 1933. In each, Plaintiff seeks as relief compensatory damages for the alleged decline in value of the securities, as well as an award of reasonable costs and expenses. Plaintiff has sued other parties, including the issuers and underwriters of the securities, in each case as well. All three cases were originally filed in New York State Supreme Court, New York County and have been subsequently removed to the United States District Court for the Southern District of New York. Plaintiff is seeking to remand in the three cases, and those motions are in the process of being briefed. The Company believes the litigations to be without merit and intends to defend against them vigorously.
On July 11, 2008, plaintiff Oddo Asset Management filed an action in New York State Supreme Court, New York County, against a number of defendants, including the Company. The action, titled Oddo Asset Management v. Barclays Bank PLC, arises out of plaintiff’s investment in two structured investment vehicles, or SIV-Lites, that plaintiff alleges suffered losses as a result of violations of law by those who created, managed, arranged, and issued credit ratings for those investments. Plaintiff alleges various common law causes of action against the defendants. The central allegation against the Company is that it aided and abetted breaches of fiduciary duty by the collateral managers of the two SIV-Lites by falsely confirming the credit ratings it had previously given those investments. Plaintiff seeks compensatory and punitive damages plus reasonable costs, expenses, and attorneys fees. The Company believes the litigation to be without merit and intends to defend against it vigorously.
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

Information & Media

	Six	%	Six
	Months	Increase/	Months
	2008	(Decrease)	2007

Revenue
Business-to-Business	$460,061	5.7%	$435,255
Broadcasting	50,255	(0.4)%	50,463

Total revenue	$510,316	5.1%	$485,718

Operating profit	$36,525	48.3%	$24,626

% Operating margin	7.2%		5.1%

In the first six months of 2008, revenue grew by 5.1% or $24.6 million over the prior year while operating profit increased 48.3% or $11.9 million, driven by the Business-to-Business Group. Foreign exchange rates had an immaterial impact on segment revenue and a negative impact of $2.1 million on segment operating profit growth.
At the Business-to-Business Group, revenue increased 5.7% or $24.8 million in the first six months of 2008 as compared to prior year driven by Platts, a leading provider of energy and other commodities information, as well as J.D. Power and Associates, partially offset by declines in BusinessWeek.
Oil, natural gas and power news and pricing products experienced growth as the increased volatility in crude oil and other commodity prices drove the increased need for market information.
Improved market penetration of international consumer research studies, particularly in Asia, positively influenced growth for the Business-to-Business Group in the first six months of 2008 over the first half of 2007.
In the first six months of 2008, the dollar value of total U.S. construction starts was down 16% compared to the same period of the prior year. Most of the decline was due to reduced residential building activity, down 39% from the first half of 2007. Nonresidential construction was up 6% from the first half of 2007 as gains in the manufacturing sector outweighed a drop in commercial building activity, while non-building construction slipped 3%.
According to the Publishing Information Bureau (“PIB”), BusinessWeek’s advertising pages in the global edition for the first six months were down 15%, with comparable number of issues year to year for PIB purposes and comparable number of issues for revenue recognition purposes. The Company continues to make investments in the BusinessWeek.com brand.
Broadcasting revenue for the first six months was flat compared to the same period of the prior year as increases in political advertising were offset by declines in base advertising due to economic weakness in key markets.
Liquidity and Capital Resources
The Company continues to maintain a strong financial position. The Company’s primary source of funds for operations is cash generated by operating activities. The Company’s core businesses have been strong cash generators. Income and, consequently, cash provided from operations during the year are significantly impacted by the seasonality of businesses, particularly educational publishing. This seasonality also impacts cash flow and related borrowing patterns. The Company’s cash flow is typically weaker in the first half of the year and strengthens during the third and fourth quarters. Debt financing is used as necessary for share repurchases, seasonal fluctuations in working capital and acquisitions. Cash and cash equivalents were $355.3 million at June 30, 2008, a decrease of $40.8 million from December 31, 2007. Most of the cash and equivalents as of June 30, 2008 are held outside the United States. The Company’s subsidiaries maintain cash balances at financial institutions located throughout the world. These cash balances are subject to normal currency exchange fluctuations. Typically, cash held outside the U.S. is anticipated to be utilized to fund international operations or to be reinvested outside the U.S. as a significant portion of the Company’s opportunities for growth in the coming years are expected to be abroad.

Cash Flow
Operating Activities: Cash provided by operations was $37.4 million for the first six months of 2008, as compared to $388.5 million during the same period in 2007. The decrease in cash from operating activities from the prior year is primarily the result of a decline in income from operations as well as decreases in accounts payable and accrued expenses.
As of June 30, 2008, accounts receivable (before reserves) increased $77.4 million from the prior year-end, primarily due to the seasonality of the educational business and growth in the Information & Media segment. This increase compares to a $49.7 million increase in 2007. Year-to-date, the number of days sales outstanding for operations have increased by 2 days year over year, primarily due to the Financial Services segment, particularly related to declines in structured finance transactions. Inventories increased by $143.1 million from the end of 2007 as the Company’s education business prepares for its selling season. The increase in inventories over the prior year is primarily the result of the stronger adoption opportunities in 2008 compared with 2007.
Accounts payable and accrued expenses decreased by $324.6 million versus year-end primarily due to the timing of performance based compensation payments in the first quarter of 2008, and a reduction in 2008 incentive compensation accruals. This decrease compares to a $187.4 million decrease in 2007.
Investing Activities: Cash used for investing activities was $225.3 million and $208.8 million in the first six months of 2008 and 2007, respectively. The increase over the prior year is primarily due to increased investment in technology projects in the first half of 2008 as compared to 2007, and the disposition of the mutual fund data business in the first quarter of 2007.
Purchases of property and equipment totaled $48.8 million in the first six months of 2008 compared with $83.4 million in 2007. For 2008, capital expenditures are expected to be approximately $160 million and primarily relate to increased investment in the Company’s information technology data centers and other technology initiatives.
Net prepublication costs increased $40.8 million to $614.0 million from December 31, 2007, as spending outpaced amortization. Prepublication investment in the current year totaled $131.9 million as of June 30, 2008, in line with the same period in 2007. Prepublication investment for 2008 is expected to be approximately $270 million, reflecting new product development in light of the significant adoption opportunities in key states in 2008 and beyond.
Financing Activities: Cash provided by financing activities was $140.6 million as of June 30, 2008 compared to cash used for financing activities of $182.7 million in for the same period in 2007. The difference is primarily attributable to the reduced share repurchases in 2008 partially offset by a reduction of $465.6 million in borrowings of commercial paper. In 2008, cash was utilized to repurchase approximately 6.7 million shares for $275.5 million on a settlement date basis. An additional 0.7 million shares were repurchased in the second quarter of 2008 for $29.2 million, which settled in July 2008. In 2007, cash was utilized to repurchase approximately 18.1 million shares for $1,178.3 million on a settlement basis. An additional 1.4 million shares were repurchased in the second quarter of 2007 for $95.6 million, which settled in July 2007. Shares repurchased under the repurchase program were used for general corporate purposes, including the issuance of shares for stock compensation plans and to offset the dilutive effect of the exercise of employee stock options.
There were $526.2 million and $536.1 million in commercial paper borrowings outstanding as of June 30, 2008 and 2007, respectively. Commercial paper borrowings are supported by the Company’s five-year revolving credit facility agreement of $1.2 billion which expires on July 20, 2009. The Company pays a facility fee of seven basis points on the credit facility whether or not amounts have been borrowed, and borrowings may be made at a spread of 13 basis points above the prevailing LIBOR rates. This spread increases to 18 basis points for borrowings exceeding 50% of the total capacity available under the facility. The facility contains certain covenants, and the only financial covenant requires that the Company not exceed indebtedness to cash flow ratio, as defined, of 4 to 1 at any time. This restriction has never been exceeded. There were no borrowings under this agreement as of June 30, 2008 and 2007.
The Company also has the capacity to issue Extendible Commercial Notes (“ECNs”) of up to $240 million. ECNs replicate commercial paper, except that the Company has an option to extend the note beyond its initial redemption date to a maximum final maturity of 390 days. However, if exercised, such an extension is at a higher reset rate, which is at a predetermined spread over LIBOR and is related to the Company’s commercial paper rating at the time of extension. As a result of the extension option, no backup facilities for these borrowings are required. As is the case with commercial paper, ECNs have no financial covenants. There were no ECNs outstanding at June 30, 2008 and there were $66.1 million outstanding at June 30, 2007.
On April 19, 2007, the Company signed a promissory note with one of its providers of banking services to enable the Company to borrow additional funds, on an uncommitted basis, from time to time to supplement its commercial paper borrowings. The specific terms (principal, interest rate and maturity date) of each borrowing governed by this promissory note will be determined on the borrowing date of each loan. There were no borrowings outstanding under this promissory note at June 30, 2008 and there were $392.0 million outstanding at June 30, 2007.
Under the shelf registration that became effective with the Securities and Exchange Commission in 1990, an additional $250 million of debt securities can be issued.
On January 31, 2007, the Board of Directors approved a stock repurchase program (the “2007 program”) authorizing the purchase of up to 45 million shares, which was approximately 12.7% of the total shares of the Company’s outstanding common stock at that time. The repurchased shares may be used for general corporate purposes, including the issuance of shares in connection with the exercise of employee stock options. Purchases under this program may be made from time to time on the open market and in private transactions depending on market conditions. At December 31, 2007, authorization for the repurchase of 28 million shares remained under the 2007 program. The Company repurchased 7.4 million shares (on a trade date basis) from the 2007 program during the first six months of 2008 for $304.8 million at an average price of $41.19 per share. At June 30, 2008, authorization for the repurchase of 20.6 million shares remained under the 2007 program.
On January 30, 2008, the Board of Directors approved an increase in the quarterly common stock dividend from $0.205 to $0.22 per share.
Quantitative and Qualitative Disclosure about Market Risk
The Company is exposed to market risk from changes in foreign exchange rates. The Company has operations in various foreign countries. For most international operations, the functional currency is the local currency. For international operations that are determined to be extensions of the Parent Company, the U.S. dollar is the functional currency. For hyper-inflationary economies, the functional currency is the U.S. dollar. In the normal course of business, these operations are exposed to fluctuations in currency values. The Company does not generally enter into derivative financial instruments in the normal course of business, nor are such instruments used for speculative purposes. The Company has no such instruments outstanding at this time.
The Company has naturally hedged positions in most countries from a local currency perspective with offsetting assets and liabilities. The gross amount of the Company’s foreign exchange balance sheet exposure from operations is $168.9 million as of June 30, 2008. Management has estimated using an undiversified average value-at-risk analysis with a 95% confidence level that the foreign exchange gains and losses should not exceed $15.9 million over the next year based on the historical volatilities of the portfolio.
The Company’s net interest expense is sensitive to changes in the general level of U.S. and foreign interest rates. Based on average debt and investments outstanding over the past three months, the following is the projected annual impact on interest expense on current operations:

Percent change in interest rates	Projected annual pre-tax impact on
(+/-)	operations (millions)

1%	$1.0
Recently Issued Accounting Standards
See Footnote 14.
Since the date of the Annual Report, there have been no other material changes to the Company’s critical accounting policies.
“Safe Harbor” Statement Under the Private Securities Litigation Reform Act of 1995
This section, as well as other portions of this document, includes certain forward-looking statements about the Company’s businesses, new products, sales, expenses, tax rates, cash flows, prepublication investments and operating and capital requirements. Such forward-looking statements include, but are not limited to: the strength and sustainability of the U.S. and global economy; Educational Publishing’s level of success in 2008 adoptions and in open territories and enrollment and demographic trends; the level of educational funding; the strength of School Education including the testing market, Higher Education, Professional and International publishing markets and the impact of technology on them; the level of interest rates and the strength of the economy, profit levels and the capital markets in the U.S. and abroad; the level of success of new product development and global expansion and strength of domestic and international markets; the demand and market for debt ratings, including collateralized debt obligations (“CDO”), residential mortgage and asset-backed securities and related asset classes; the continued difficulties in the credit markets and their impact on Standard & Poor’s and the economy in general; the regulatory environment affecting Standard & Poor’s; the level of merger and acquisition activity in the U.S. and abroad; the strength of the domestic and international advertising markets; the volatility of the energy marketplace; the contract value of public works, manufacturing and single-family unit construction; the level of political advertising; and the level of future cash flow, debt levels, manufacturing expenses, distribution expenses, prepublication, amortization and depreciation expense, income tax rates, capital, technology, restructuring charges and other expenditures and prepublication cost investment.
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
As of June 30, 2008, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the U.S. Securities Exchange Act of 1934). Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2008.
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
The Company learned on August 9, 2007 that a pro se action titled Blomquist v. Washington Mutual, et al., was filed in the District Court for the Northern District of California against numerous financial institutions, government agencies and individuals, including the Company and Mr. Harold McGraw III, the CEO of the Company, alleging various state and federal claims. The claims against the Company and Mr. McGraw concern Standard & Poor’s ratings of subprime mortgage-backed securities. An amended Complaint was filed in the Blomquist action on September 10, 2007 which added two other rating agencies as defendants. On February 19, 2008 the Company was served with the Complaint and, on February 29, 2008, Mr. McGraw was served with the Complaint. On May 12, 2008, the Company and Mr. McGraw filed a motion to dismiss all claims asserted against them. Similar motions were filed by other defendants. Plaintiff filed papers opposing the motions on July 1, 2008. A hearing on the motions was held on July 11, 2008 and, by Order dated July 23, 2008, the Court dismissed all claims asserted against the Company and Mr. McGraw and denied plaintiff leave to amend as against them.
The Company also learned that on August 28, 2007 a putative shareholder class action titled Reese v. Bahash was filed in the District Court for the District of Columbia against Mr. Robert Bahash, the CFO of the Company, alleging claims under the federal securities laws and state tort law concerning Standard & Poor’s ratings, particularly its ratings of subprime mortgage-backed securities. Mr. Bahash was not served with the Complaint. On February 11, 2008, the District Court in the Reese matter entered an order appointing a lead plaintiff in that action and permitting plaintiffs to amend the Complaint on or before April 16, 2008. On April 7, 2008, the District Court granted the application of the lead plaintiff to extend the deadline for its amendment of the Complaint to May 7, 2008. On May 7, 2008 an amended Complaint was filed alleging violations of the federal securities laws; the Company and Mr. McGraw were named as additional defendants. The amended Complaint asserts, among other things, that the defendants failed to warn investors that problems in the structured finance market, particularly the sub-prime lending market, would negatively affect the Company’s financial performance. Service of the amended Complaint was thereafter effectuated. On June 18, 2008, in response to a Consent Motion filed on behalf of the Company and Messrs. McGraw and Bahash, the District Court entered an Order transferring the action to the United States District Court for the Southern District of New York. A scheduling order has not yet been entered. The Company believes the litigation to be without merit and intends to vigorously defend against it.

Three actions were recently filed in New York State Supreme Court, New York County, naming The McGraw-Hill Companies, Inc. (“McGraw-Hill” or the “Company”) as a defendant. The first case, brought by the New Jersey Carpenters Vacation Fund, on behalf of itself and all others similarly situated, was filed on May 14, 2008 and relates to certain mortgage-backed securities issued by various HarborView Mortgage Loan Trusts. The second, brought by the New Jersey Carpenters Health Fund, on behalf of itself and all others similarly situated, was filed on May 21, 2008 and relates to certain mortgage-backed securities issued by various NovaStar Mortgage Funding Trusts. The third case, brought again by the New Jersey Carpenters Vacation Fund, on behalf of itself and all others similarly situated, was filed on June 3, 2008 and relates to an October 30, 2006 offering by Home Equity Mortgage Trust 2006-5. The central allegation against the Company in each of these cases is that the Company issued inappropriate credit ratings on the applicable mortgage-backed securities in alleged violation of Section 11 of the Securities Exchange Act of 1933. In each, Plaintiff seeks as relief compensatory damages for the alleged decline in value of the securities, as well as an award of reasonable costs and expenses. Plaintiff has sued other parties, including the issuers and underwriters of the securities, in each case as well. All three cases were originally filed in New York State Supreme Court, New York County and have been subsequently removed to the United States District Court for the Southern District of New York. Plaintiff is seeking to remand in the three cases, and those motions are in the process of being briefed. The Company believes the litigations to be without merit and intends to defend against them vigorously.
On July 11, 2008, plaintiff Oddo Asset Management filed an action in New York State Supreme Court, New York County, against a number of defendants, including the Company. The action, titled Oddo Asset Management v. Barclays Bank PLC, arises out of plaintiff’s investment in two structured investment vehicles, or SIV-Lites, that plaintiff alleges suffered losses as a result of violations of law by those who created, managed, arranged, and issued credit ratings for those investments. Plaintiff alleges various common law causes of action against the defendants. The central allegation against the Company is that it aided and abetted breaches of fiduciary duty by the collateral managers of the two SIV-Lites by falsely confirming the credit ratings it had previously given those investments. Plaintiff seeks compensatory and punitive damages plus reasonable costs, expenses, and attorneys fees. The Company believes the litigation to be without merit and intends to defend against it vigorously.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On January 31, 2007 the Board of Directors approved a new stock repurchase program authorizing the purchase of up to 45 million shares, which was approximately 12.7% of the total shares of the Company’s outstanding common stock at that time. During the second quarter of 2008, the Company repurchased 4.0 million shares under the 2007 repurchase program. As of June 30, 2008, 20.6 million shares remained available under the 2007 repurchase program. The repurchase program has no expiration date. The repurchased shares may be used for general corporate purposes, including the issuance of shares in connection with the exercise of employee stock options. Purchases under this program may be made from time to time on the open market and in private transactions, depending on market conditions.
The following table provides information on purchases made by the Company of its outstanding common stock during the second quarter of 2008 pursuant to the stock repurchase program authorized by the Board of Directors on January 31, 2007 (column c). In addition to purchases under the 2007 stock repurchase program, the number of shares in column (a) include: 1) shares of common stock that are tendered to the Registrant to satisfy the employees’ tax withholding obligations in connection with the vesting of awards of restricted performance shares (such shares are repurchased by the Registrant based on their fair market value on the vesting date), and 2) shares of the Registrant deemed surrendered to the Registrant to pay the exercise price and to satisfy the employees’ tax withholding obligations in connection with the exercise of employee stock options. There were no other share repurchases during the quarter outside the stock repurchases noted below:

				(d) Maximum Number
			(c)Total Number of	of Shares that may
			Shares Purchased as	yet be Purchased
	(a)Total Number of		Part of Publicly	Under
	Shares Purchased	(b)Average Price	Announced Programs	the Programs
Period	(in millions)	Paid per Share	(in millions)	(in millions)
(Apr. 1 — Apr. 30, 2008)	—	—	—	24.6
(May 1 — May 31, 2008)	0.1	$41.18	0.1	24.5
(Jun. 1 — Jun. 30, 2008)	3.9	$42.73	3.9	20.6
Total — Qtr	4.0	$42.69	4.0	20.6
Item 4. Submission of Matters to a Vote of Security Holders
(a)	The 2008 Annual Meeting of Shareholders of the Registrant was held on April 30, 2008.
(b)	The following nominees, having received the FOR votes set forth opposite their respective names, constituting a plurality of the votes cast at the Annual Meeting for the election of Directors, were duly elected Directors of the Registrant:

Director	For	Withhold Authority
Sir Winfried F. W. Bischoff	159,681,325	100,299,286
Douglas N. Daft	168,047,343	91,933,268
Linda Koch Lorimer	146,478,445	113,502,166
Harold McGraw III	167,426,659	92,553,952
Sir Michael Rake	251,916,863	8,063,748
The terms of office of the following Directors continued after the meeting:

Pedro Aspe, Robert P. McGraw, Hilda Ochoa-Brillembourg, James H. Ross, Edward B. Rust, Jr., Kurt L. Schmoke and Sidney Taurel.

(c)	Shareholders ratified the appointment of Ernst & Young LLP as independent Registered Public Accounting Firm for the Registrant and its subsidiaries for 2008. The vote was 251,337,521 shares FOR and 6,078,447 shares AGAINST, with 2,564,643 shares abstaining.

(d)	The shareholder proposal requesting a shareholder vote on the annual election of each Director received the following number of votes: 161,456,279 shares FOR and 70,191,659 shares AGAINST, with 3,377,081 shares abstaining.

(e)	The shareholder proposal requesting adoption of a simple majority vote received the following number of votes: 170,254,199 shares FOR and 61,323,577 shares AGAINST, with 3,447,243 shares abstaining.

There were 24,955,592 broker non-votes with respect to items (d) and (e).
Item 6. Exhibits
(15)	Letter on Unaudited Interim Financials

(31.1)	Quarterly Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Quarterly Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Quarterly Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MCGRAW-HILL COMPANIES, INC.
Date: July 30, 2008	By	/s/ Robert J. Bahash
Robert J. Bahash
Executive Vice President and Chief Financial Officer

Date: July 30, 2008	By	/s/ Kenneth M. Vittor
Kenneth M. Vittor
Executive Vice President and General Counsel