Form 10-Q
period 2008-09-30
MCGRAW-HILL COMPANIES INC
filed 2008-10-28
CIK 64040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
YES ☐   NO ☑
On October 17, 2008 there were approximately 314.5 million shares of common stock (par value $1.00 per share) outstanding.

The McGraw-Hill Companies, Inc.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
of The McGraw-Hill Companies, Inc.
We have reviewed the consolidated balance sheet of The McGraw-Hill Companies, Inc. as of September 30, 2008, and the related consolidated statements of income for the three-month and nine-month periods ended September 30, 2008 and 2007, and the consolidated statements of cash flows for the nine-month periods ended September 30, 2008 and 2007. These financial statements are the responsibility of the Company’s management.
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
/s/ ERNST & YOUNG LLP
October 21, 2008

Part I
Financial Information
Item 1. Financial Statements
The McGraw-Hill Companies, Inc.
Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
(in thousands, except per share data)	(Unaudited)		(Unaudited)
Revenue
Product	$1,136,462	$1,167,288	$2,088,217	$2,085,030
Service	912,079	1,020,708	2,851,420	3,117,563

Total revenue	2,048,541	2,187,996	4,939,637	5,202,593
Expenses
Operating-related
Product	453,798	439,928	914,064	876,074
Service	293,988	326,963	974,365	1,030,000

Operating-related expenses	747,786	766,891	1,888,429	1,906,074
Selling and general
Product	306,096	302,080	779,986	757,131
Service	304,803	342,465	988,452	1,011,744

Selling and general expenses	610,899	644,545	1,768,438	1,768,875
Depreciation	29,952	26,199	87,890	83,902
Amortization of intangibles	13,637	11,709	40,981	34,789

Total expenses	1,402,274	1,449,344	3,785,738	3,793,640
Other income (Note 4)	—	—	—	17,305

Income from operations	646,267	738,652	1,153,899	1,426,258
Interest expense — net	22,002	15,423	60,186	28,726

Income from operations before taxes on income	624,265	723,229	1,093,713	1,397,532
Provision for taxes on income	234,099	271,211	410,143	524,598

Net income	$390,166	$452,018	$683,570	$872,934

Earnings per common share:
Basic	$1.25	$1.37	$2.16	$2.57
Diluted	$1.23	$1.34	$2.13	$2.50

Average number of common shares outstanding:
Basic	313,105	330,249	316,969	340,295
Diluted	317,203	337,733	320,600	349,589

Dividend declared per common share	$0.22	$0.205	$0.66	$0.615

See accompanying notes.

The McGraw-Hill Companies, Inc.
Consolidated Balance Sheets

	September 30,	December 31,	September 30,
	2008	2007	2007
(in thousands)	(Unaudited)		(Unaudited)
ASSETS
Current assets:
Cash and equivalents	$485,226	$396,096	$452,531
Accounts receivable (net of allowance for doubtful accounts and sales returns)	1,309,550	1,189,205	1,505,783
Inventories	423,779	350,668	379,520
Deferred income taxes	282,258	280,525	247,321
Prepaid and other current assets	84,042	109,025	106,692

Total current assets	2,584,855	2,325,519	2,691,847

Prepublication costs (net of accumulated amortization)	551,548	573,179	524,866
Investments and other assets:
Asset for pension benefits	260,989	276,487	179,287
Other	180,768	185,273	168,802

Total investments and other assets	441,757	461,760	348,089

Property and equipment — at cost	1,630,095	1,614,051	1,540,145
Less: accumulated depreciation	(999,848)	(953,285)	(930,747)

Net property and equipment	630,247	660,766	609,398

Goodwill and other intangible assets:
Goodwill — net	1,718,610	1,697,621	1,698,206
Copyrights — net	166,594	178,869	183,122
Other intangible assets — net	439,567	459,622	469,168

Net goodwill and intangible assets	2,324,771	2,336,112	2,350,496

Total assets	$6,533,178	$6,357,336	$6,524,696

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable	$307,122	$22	$1,330,992
Accounts payable	318,974	388,008	360,780
Accrued royalties	101,315	110,849	99,095
Accrued compensation and contributions to retirement plans	394,657	598,556	532,300
Income taxes currently payable	156,758	—	194,938
Unearned revenue	1,069,382	1,085,440	1,004,984
Deferred gain on sale leaseback	10,602	10,180	9,883
Other current liabilities	459,161	447,022	382,295

Total current liabilities	2,817,971	2,640,077	3,915,267
Other liabilities:
Long-term debt	1,197,565	1,197,425	292
Deferred income taxes	129,099	139,173	84,305
Liability for postretirement healthcare and other benefits	127,001	127,893	125,652
Deferred gain on sale leaseback	161,854	169,941	172,555
Other non-current liabilities	466,328	476,177	496,720

Total other liabilities	2,081,847	2,110,609	879,524

Total liabilities	4,899,818	4,750,686	4,794,791

Commitments and contingencies (Note 12)
Shareholders’ equity :
Common stock	411,709	411,709	411,709
Additional paid-in capital	59,087	169,187	144,754
Retained income	6,024,171	5,551,757	5,478,248
Accumulated other comprehensive loss	(51,806)	(12,623)	(89,775)
Less: common stock in treasury — at cost	(4,809,801)	(4,513,380)	(4,215,031)

Total shareholders’ equity	1,633,360	1,606,650	1,729,905

Total liabilities and shareholders’ equity	$6,533,178	$6,357,336	$6,524,696

See accompanying notes.

The McGraw-Hill Companies, Inc.
Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30,
	2008	2007
(in thousands)	(Unaudited)
Cash flows from operating activities
Net income	$683,570	$872,934
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	87,890	83,902
Amortization of intangibles	40,981	34,789
Amortization of prepublication costs	218,788	195,417
Provision of losses on accounts receivable	13,856	8,047
Net change in deferred income taxes	(4,791)	(68,256)
Stock-based compensation	3,564	94,368
Gain on sale of business	—	(21,432)
Other	7,812	7,270
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	(138,744)	(242,221)
Inventories	(74,125)	(41,916)
Prepaid and other current assets	26,019	11,372
Accounts payable and accrued expenses	(291,444)	(65,365)
Unearned revenue	(13,697)	7,306
Other current liabilities	497	8,604
Income taxes currently payable	157,275	132,672
Net change in other assets and liabilities	(3,504)	59,410

Cash provided by operating activities	713,947	1,076,901

Cash flows from investing activities
Investments in prepublication costs	(197,264)	(209,539)
Purchases of property and equipment	(66,437)	(146,453)
Acquisitions of businesses	(39,461)	(84,251)
Dispositions of property, equipment and businesses	281	60,464
Additions to technology projects	(18,581)	(10,483)

Cash used for investing activities	(321,462)	(390,262)

Cash flows from financing activities
Borrowings on short-term debt — net	307,100	1,328,603
Dividends paid to shareholders	(211,156)	(210,973)
Repurchase of treasury shares	(434,108)	(1,889,923)
Exercise of stock options	41,199	131,704
Excess tax benefits from share-based payments	4,108	34,443
Other	—	(6)

Cash used for financing activities	(292,857)	(606,152)

Effect of exchange rate changes on cash	(10,498)	18,546

Net change in cash and equivalents	89,130	99,033
Cash and equivalents at beginning of period	396,096	353,498

Cash and equivalents at end of period	$485,226	$452,531

See accompanying notes.

The McGraw-Hill Companies, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts or as noted)
1.	Basis of Presentation

The financial information in this report has not been audited, but in the opinion of management all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly such information have been included. The operating results for the three and nine months ended September 30, 2008 and 2007 are not necessarily indicative of results to be expected for the full year due to the seasonal nature of some of the Company’s businesses. The financial statements included herein should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (the “Annual Report”).

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

Since the date of the Annual Report, there have been no material changes to the Company’s critical accounting policies and estimates other than the projected payout percentage for restricted performance stock awards as discussed in Note 5.

Certain prior year amounts have been reclassified for comparability purposes.

2.	Comprehensive Income

The following table is a reconciliation of the Company’s net income to comprehensive income for the periods ended September 30:

	Three Months		Nine Months
	2008	2007	2008	2007
Net income	$390,166	$452,018	$683,570	$872,934
Other comprehensive income:
Foreign currency translation adjustment	(28,021)	14,387	(27,615)	31,272
Pension and other postretirement benefit plans, net of tax	249	4,196	(7,581)	(4,313)
Unrealized loss on investment, net of tax	(445)	—	(3,987)	—

Comprehensive income	$361,949	$470,601	$644,387	$899,893

3.	Segment and Related Information

The Company has three reportable segments: McGraw-Hill Education, Financial Services and Information & Media.

The McGraw-Hill Education segment is one of the premier global educational publishers serving the elementary and high school (“el-hi”), college and university, professional, international and adult education markets. Included in the three and nine months ending September 30, 2008 are pre-tax restructuring charges that reduced operating profit by $5.4 million and $13.9 million, respectively. Also included in the three and nine months ending September 30, 2008 are reductions to reflect a change in the projected payout of restricted performance stock awards and reductions in other incentive compensation projections that resulted in a decrease in incentive compensation of $15.9 million and $21.5 million, respectively. Included in operating profit for the three and nine months ending September 30, 2007 is a pre-tax gain of $4.1 million resulting from a divestiture of a product line in July 2007.

The Financial Services segment operates under the Standard & Poor’s brand. This segment provides services to investors, corporations, governments, financial institutions, investment managers and advisors globally. The segment and the markets it serves are impacted by interest rates, the state of global economies, credit quality and investor confidence. Included in the three and nine months ending September 30, 2008 are pre-tax restructuring charges that reduced operating profit by $4.1 million and $19.3 million, respectively. Also included in the three and nine months ending September 30, 2008 are reductions to reflect a change in the projected payout of restricted performance stock awards and reductions in other incentive compensation projections that resulted in a decrease in incentive compensation of $60.0 million and $129.6 million, respectively. Included in operating profit for the nine months ending September 30, 2007 is a pre-tax gain of $17.3 million resulting from the sale of its mutual fund data business in March 2007.

The Information & Media segment includes business, professional and broadcast media, offering information, insight and analysis. Included in the three and nine months ending September 30, 2008 is a pre-tax restructuring charge that reduced operating profit by $13.9 million. Also included in the three and nine months ending September 30, 2008 are reductions to reflect a change in the projected payout of restricted performance stock awards and reductions in other incentive compensation projections that resulted in a decrease in incentive compensation of $12.4 million and $16.3 million, respectively.

Included in general corporate expense in the three and nine months ending September 30, 2008 are reductions to reflect a change in the projected payout of restricted performance stock awards and reductions in other incentive compensation projections that resulted in a decrease in incentive compensation of $29.1 million and $40.0 million, respectively. Included in the three and nine months ending September 30, 2007 is a pre-tax gain of $3.6 million resulting from a divestiture of an equity investment in August 2007.

Operating profit by segment is the primary basis for the chief operating decision maker of the Company, the Executive Committee, to evaluate the performance of each segment. A summary of operating results by segment for the periods ended September 30 is as follows:

	2008		2007
		Operating		Operating
Three months	Revenue	Profit	Revenue	Profit
McGraw-Hill Education	$1,131,352	$351,479	$1,175,954	$411,059
Financial Services	651,458	281,642	759,614	346,650
Information & Media	265,731	22,847	252,428	18,629

Total operating segments	2,048,541	655,968	2,187,996	776,338
General corporate expense	—	(9,701)	—	(37,686)
Interest expense — net	—	(22,002)	—	(15,423)

Total Company	$2,048,541	$624,265 *	$2,187,996	$723,229 *

*	Income from operations before taxes on income.

	2008		2007
		Operating		Operating
Nine months	Revenue	Profit	Revenue	Profit
McGraw-Hill Education	$2,132,354	$330,748	$2,154,958	$400,781
Financial Services	2,031,236	840,872	2,309,489	1,096,030
Information & Media	776,047	59,372	738,146	43,255

Total operating segments	4,939,637	1,230,992	5,202,593	1,540,066
General corporate expense	—	(77,093)	—	(113,808)
Interest expense — net	—	(60,186)	—	(28,726)

Total Company	$4,939,637	$1,093,713 *	$5,202,593	$1,397,532 *

*	Income from operations before taxes on income.
4.	Dispositions

In March 2007, the Company sold its mutual fund data business, which was part of the Financial Services segment. This business was selected for divestiture, as it no longer fit within the Company’s strategic plans. The divestiture of the mutual fund data business enables the Financial Services segment to focus on its core business of providing independent research, ratings, data, indices and portfolio services. For the nine months ended September 30, 2007 the Company recognized a pre-tax gain of $17.3 million ($10.3 million after-tax, or $0.03 per diluted share). This disposition is immaterial to the Company.

There were no dispositions by the Company for the three and nine months ended September 30, 2008.

There were no material acquisitions by the Company individually or in the aggregate for the three and nine months ended September 30, 2008 and 2007.

5.	Stock-Based Compensation

Stock-based compensation for the periods ended September 30 is as follows:

	Three Months		Nine Months
	2008	2007	2008	2007
Stock option expense	$6,879	$7,360	$20,320	$23,977
Restricted stock awards expense	(46,315)	24,197	(16,756)	70,391

Total stock-based compensation expense	$(39,436)	$31,557	$3,564	$94,368

During the third quarter of 2008, the Company reduced the projected payout percentage of its outstanding restricted performance stock awards. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-based Payment,” the Company recorded an adjustment to reflect the current projected payout percentages for the awards which resulted in stock-based compensation having a beneficial impact on the Company’s expenses.

The number of common shares issued upon exercise of stock options and the vesting of restricted stock awards are as follows:

	September 30,	December 31,	September 30,
(in thousands)	2008	2007	2007
Stock options exercised	1,424	4,520	4,020
Restricted stock awards vested	674	846	841

Total shares issued	2,098	5,366	4,861

6.	Allowances, Inventories and Accumulated Amortization of Prepublication Costs

The allowances for doubtful accounts and sales returns, the components of inventory and the accumulated amortization of prepublication costs are as follows:

	September 30,	December 31,	September 30,
	2008	2007	2007
Allowance for doubtful accounts	$69,412	$70,586	$67,970

Allowance for sales returns	$226,003	$197,095	$231,137

Inventories:
Finished goods	$403,976	$324,864	$355,345
Work-in-process	6,060	8,640	7,347
Paper and other materials	13,743	17,164	16,828

Total inventories	$423,779	$350,668	$379,520

Accumulated amortization of prepublication costs	$905,524	$940,298	$901,339

7.	Debt

A summary of short-term and long-term debt outstanding follows:

	September 30,	December 31,	September 30,
	2008	2007	2007
5.375% Senior notes, due 2012 (a)	$399,709	$399,656	$—
5.900% Senior notes, due 2017 (b)	399,128	399,056	—
6.550% Senior notes, due 2037 (c)	398,469	398,429	—
Commercial paper	307,100	—	1,082,470
Promissory note	—	—	238,500
Extendible commercial notes	—	—	10,000
Note payable	281	306	314

Total debt	1,504,687	1,197,447	1,331,284
Less: short-term debt including current maturities	307,122	22	1,330,992

Long-term debt	$1,197,565	$1,197,425	$292

Senior Notes

(a) As of September 30, 2008, the Company had outstanding $399.7 million of 2012 senior notes consisting of $400 million principal and an unamortized debt discount of $0.3 million. The 2012 senior notes, when issued in November 2007, were priced at 99.911% with a yield of 5.399%. Interest payments are required to be made semiannually on February 15 and August 15.

(b) As of September 30, 2008, the Company had outstanding $399.1 million of 2017 senior notes consisting of $400 million principal and an unamortized debt discount of $0.9 million. The 2017 senior notes, when issued in November 2007, were priced at 99.76% with a yield of 5.933%. Interest payments are required to be made semiannually on April 15 and October 15.

(c) As of September 30, 2008, the Company had outstanding $398.5 million of 2037 senior notes consisting of $400 million principal and an unamortized debt discount of $1.5 million. The 2037 senior notes, when issued in November 2007, were priced at 99.605% with a yield of 6.580%. Interest payments are required to be made semiannually on May 15 and November 15.

Other Available Financing

On June 22, 2007, the Company completed the conversion of its commercial paper program from the Section 3a (3) to the Section 4(2) classification as defined under the Securities Act of 1933. This conversion provides the Company with greater flexibility relating to the use of proceeds received from the issuance of commercial paper which may be sold to qualified institutional buyers and accredited investors. All commercial paper issued by the Company subsequent to this conversion date will be executed under the Section 4(2) program. The Section 3a (3) program was officially terminated when all existing commercial paper outstanding under this program matured in July 2007. The size of the Company’s total commercial paper program remains $1.2 billion and is supported by the revolving credit agreement described below. Commercial paper borrowings outstanding at September 30, 2008 and 2007 totaled $307.1 million and $1,082.5 million, respectively, with an average interest rate and average term of 2.5% and 9 days, and 5.3% and 43 days, respectively. These total borrowings are classified as current notes payable. There were no outstanding commercial paper borrowings as of December 31, 2007.

On September 12, 2008 the Company closed on two new revolving credit facility agreements totaling $1.15 billion collectively (the “new credit facility”) to replace the existing $1.2 billion five-year credit facility that was to expire on July 20, 2009. The new credit facility is with a syndicate of fourteen banks led by JP Morgan Chase and Bank of America. The existing credit facility was cancelled once the new facility became effective.

The new credit facility consists of two separate tranches, a $383.3 million 364-day facility that will terminate on September 11, 2009 and a $766.7 million 3-year facility that will terminate on September 12, 2011. The Company pays a commitment fee of 8-17.5 basis points for the 364-day facility and a commitment fee of 10-20 basis points for the 3-year facility, depending upon the credit rating of the Company, whether or not amounts have been borrowed. At the Company’s current credit rating, the commitment fee is 8 basis points for the 364-day facility and 10 basis points for the 3-year facility. The interest rate on borrowings under the credit facility is, at the Company’s option, based on (i) a spread over the prevailing London Inter-Bank Offer Rate (“LIBOR”) that is calculated by multiplying the current 30 business day average of the CDX 5-year investment grade index by a percentage, ranging from 50-100% that is based on the Company’s credit rating (“LIBOR loans”), which at the Company’s current credit rating, the borrowing rate would be 50% of this index, with a minimum spread of 0.5%, or (ii) on the higher of prime, which is the rate of interest publicly announced by the administrative agent, or 0.5% plus the Federal funds rate (“ABR loans”).

The Company has the option at the termination of the 364-day facility to convert any revolving loans outstanding into term loans for an additional year. Term loans can be LIBOR loans or ABR loans and would carry an additional spread of 0.35%.

The new credit facility contains certain covenants. The only financial covenant requires that the Company not exceed indebtedness to cash flow ratio, as defined in the new credit facility, of 4 to 1 at any time. This covenant is similar to the previous credit agreements and has never been exceeded. There were no borrowings under either of the facilities as of September 30, 2008, December 31, 2007 and September 30, 2007.

The Company has the capacity to issue Extendible Commercial Notes (“ECN”s) of up to $240 million, provided that sufficient investor demand for the ECNs exists. ECNs replicate commercial paper, except that the Company has an option to extend the note beyond its initial redemption date to a maximum final maturity of 390 days. However, if exercised, such an extension is at a higher reset rate, which is at a predetermined spread over LIBOR and is related to the Company’s commercial paper rating at the time of extension. As a result of the extension option, no backup facilities for these borrowings are required. As is the case with commercial paper, ECNs have no financial covenants. There were no ECN borrowings outstanding as of September 30, 2008 and December 31, 2007. There were $10.0 million in ECN borrowings outstanding as of September 30, 2007. The ECN market is not available and the Company has no plans to utilize this market.

On April 19, 2007, the Company signed a promissory note with one of its providers of banking services to enable the Company to borrow additional funds, on an uncommitted basis, from time to time to supplement its commercial paper and ECN borrowings. The specific terms (principal, interest rate and maturity date) of each borrowing governed by this promissory note are determined on the borrowing date of each loan. These borrowings have no financial covenants. There were no promissory note borrowings outstanding as of September 30, 2008 and December 31, 2007. There were $238.5 million in promissory note borrowings outstanding as of September 30, 2007. In the current credit environment, the market for these instruments is currently not available and the Company has no plans to utilize them in the short-term.

Under the shelf registration that became effective with the Securities and Exchange Commission in 1990, an additional $250 million of debt securities can be issued.

Long-term debt was $1,197.6 million, $1,197.4 million and $0.3 million as of September 30, 2008, December 31, 2007 and September 30, 2007, respectively. As a result of the current financial markets turmoil, the fair value of the Company’s long-term borrowings has declined to $1,113.2 million at September 30, 2008. The Company paid interest on its debt totaling $12.2 million and $17.7 million during the three months ended September 30, 2008 and 2007, respectively, and $46.4 million and $31.7 million during the nine months ended September 30, 2008 and 2007, respectively.

In the third quarter of 2008, cash was utilized to repurchase approximately 3.1 million shares for $129.3 million on a settlement basis. An additional 0.4 million shares were repurchased in the third quarter of 2008, which settled in October 2008. Accordingly, the Company recorded a liability of $13.1 million, classified in other current liabilities at September 30, 2008.

8.	Common Shares Outstanding

A reconciliation of the number of shares used for calculating basic and diluted earnings per common share for the periods ended September 30 is as follows:

	Three Months		Nine Months
(in thousands)	2008	2007	2008	2007
Average number of common shares outstanding	313,105	330,249	316,969	340,295
Effect of stock options and other dilutive securities	4,098	7,484	3,631	9,294

Average number of common shares outstanding including effect of dilutive securities	317,203	337,733	320,600	349,589

Restricted performance shares outstanding of 2.4 million and 2.1 million at September 30, 2008 and 2007, respectively, were not included in the computation of diluted earnings per common share because the necessary vesting conditions have not yet been met.

The weighted-average diluted common shares outstanding for the three months ended September 30, 2008 and 2007 excludes the effect of approximately 16.0 million and 4.3 million, respectively, of outstanding stock options because the effects were not dilutive. The weighted-average diluted common shares outstanding for the nine months ended September 30, 2008 excludes the effect of approximately 16.0 million outstanding stock options because the effects were not dilutive. The weighted-average diluted common shares outstanding for the nine months ended September 30, 2007 did not exclude any outstanding stock options from the calculation of diluted earnings per common share.

9.	Retirement Plans and Postretirement Healthcare and Other Benefits

A summary of net periodic benefit cost for the Company’s defined benefit plans and postretirement healthcare and other benefits plan for the periods ended September 30 is as follows:

	Three Months		Nine Months
Pension Benefits	2008	2007	2008	2007
Service cost	$14,703	$15,386	$44,183	$48,736
Interest cost	21,628	19,404	64,961	60,447
Expected return on plan assets	(27,675)	(24,426)	(83,119)	(74,426)
Amortization of prior service credit	(109)	(73)	(331)	(220)
Amortization of loss	800	2,780	2,408	11,018

Net periodic benefit cost	$9,347	$13,071	$28,102	$45,555

	Three Months		Nine Months
Postretirement Healthcare and Other Benefits	2008	2007	2008	2007
Service cost	$593	$626	$1,780	$1,878
Interest cost	2,114	1,965	6,340	5,896
Amortization of prior service credit	(297)	(296)	(890)	(890)

Net periodic benefit cost	$2,410	$2,295	$7,230	$6,884

The amortization of prior service credit and amortization of loss for the three and nine months ended September 30, 2008 and 2007, included in the above table, have been recognized in the net periodic benefit cost and included in other comprehensive income, net of tax.

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
The effect of the assumption changes on pension and other postretirement healthcare expense for the three and nine months ended September 30, 2008 did not have a material impact on earnings per common share.

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

The Company remains an anchor tenant of what continues to be known as The McGraw-Hill Companies building and will continue to lease space from Rock-McGraw, Inc., under an existing lease through 2020. As of December 31, 2007, the Company leased approximately 17% of the building space. This lease is being accounted for as an operating lease. Pursuant to sale-leaseback accounting rules, as a result of the Company’s continued involvement, a pre-tax gain of approximately $212.3 million ($126.3 million after-tax) was deferred and will be amortized over the remaining lease term as a reduction in rent expense. Information relating to the sale-leaseback transaction for the periods ended September 30 is as follows:

	Three Months		Nine Months
	2008	2007	2008	2007
Reduction in rent expense	$(4,592)	$(4,412)	$(13,775)	$(13,235)
Interest expense	$2,007	$2,122	$6,110	$6,443
11.	Income Taxes

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

For the three and nine months ended September 30, 2008 and 2007 the provision for income taxes resulted in an effective tax rate of 37.5%.

12.	Commitments and Contingencies

A writ of summons was served on The McGraw-Hill Companies, SRL and on The McGraw-Hill Companies, SA (both indirect subsidiaries of the Company) (collectively, “Standard & Poor’s”) on September 29, 2005 and October 7, 2005, respectively, in an action brought in the Tribunal of Milan, Italy by Enrico Bondi (“Bondi”), the Extraordinary Commissioner of Parmalat Finanziaria S.p.A. and Parmalat S.p.A. (collectively, “Parmalat”). Bondi has brought numerous other lawsuits in both Italy and the United States against entities and individuals who had dealings with Parmalat. In this suit, Bondi claims that Standard & Poor’s, which had issued investment grade ratings on Parmalat until shortly before Parmalat’s collapse in December 2003, breached its duty to issue an independent and professional rating and negligently and knowingly assigned inflated ratings in order to retain Parmalat’s business. Alleging joint and several liability, Bondi claims damages of euros 4,073,984,120 (representing the value of bonds issued by Parmalat and the rating fees paid by Parmalat) with interest, plus damages to be ascertained for Standard

& Poor’s alleged complicity in aggravating Parmalat’s financial difficulties and/or for having contributed in bringing about Parmalat’s indebtedness towards its bondholders, and legal fees. The Company believes that Bondi’s allegations and claims for damages lack legal or factual merit. Standard & Poor’s filed its answer, counterclaim and third-party claims on March 16, 2006 and will continue to vigorously contest the action. The next hearing in this matter is scheduled to be held in October 2009.

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

On August 9, 2007, a pro se action titled Blomquist v. Washington Mutual, et al., was filed in the District Court for the Northern District of California against numerous financial institutions, government agencies and individuals, including the Company and Mr. Harold McGraw III, the CEO of the Company, alleging various state and federal claims. The claims against the Company and Mr. McGraw concern Standard & Poor’s ratings of subprime mortgage-backed securities. An amended Complaint was filed in the Blomquist action on September 10, 2007 which added two other rating agencies as defendants. On May 12, 2008, the Company and Mr. McGraw filed a motion to dismiss all claims asserted against them and, by Order dated July 23, 2008, the District Court granted the motion and dismissed all claims asserted against the Company and Mr. McGraw and denied plaintiff leave to amend as against them. On August 25, 2008, plaintiff filed a notice of appeal in the Ninth Circuit. Plaintiff must file his appeal brief by December 10, 2008.

On August 28, 2007, a putative shareholder class action titled Reese v. Bahash was filed in the District Court for the District of Columbia against Mr. Robert Bahash, the CFO of the Company, alleging claims under the federal securities laws and state tort law concerning Standard & Poor’s ratings, particularly its ratings of subprime mortgage-backed securities. On February 11, 2008, the District Court entered an order appointing a lead plaintiff and on May 7, 2008 an amended Complaint was filed alleging violations of the federal securities laws; the Company and Mr. McGraw were named as additional defendants. The amended Complaint asserts, among other things, that the defendants failed to warn investors that problems in the structured finance market, particularly the subprime lending market, would negatively affect the Company’s financial performance. On June 18, 2008, in response to a Consent Motion filed on behalf of the Company and Messrs. McGraw and Bahash, the District Court entered an Order transferring the action to the United States District Court for the Southern District of New York. Plaintiffs are scheduled to file a second amended Complaint on or before November 3, 2008. The Company believes the litigation to be without merit and intends to defend vigorously against it.

Three actions were filed in New York State Supreme Court, New York County, naming The McGraw-Hill Companies, Inc. (“McGraw-Hill” or the “Company”) as a defendant. The first case, brought by the New Jersey Carpenters Vacation Fund, on behalf of itself and all others similarly situated, was filed on May 14, 2008 and relates to certain mortgage-backed securities issued by various HarborView Mortgage Loan Trusts. The second, brought by the New Jersey Carpenters Health Fund, on behalf of itself and all others similarly situated, was filed on May 21, 2008 and relates to certain mortgage-backed securities issued by various NovaStar Mortgage Funding Trusts. The third case, brought again by the New Jersey Carpenters Vacation Fund, on behalf of itself and all others similarly situated, was filed on June 3, 2008 and relates to an October 30, 2006 offering by Home Equity Mortgage Trust 2006-5. The central allegation against the Company in each of these cases is that the Company issued inappropriate credit ratings on the applicable mortgage-backed securities in alleged violation of Section 11 of the Securities Exchange Act of 1933. In each, plaintiff seeks as relief compensatory damages for the alleged decline in value of the securities, as well as an award of reasonable costs and expenses. Plaintiff has sued other parties, including the issuers and underwriters of the securities, in each case as well. All three cases were originally filed in New York State Supreme Court, New York County and all have been subsequently removed to the United States District Court for the Southern District of New York. Plaintiff sought to remand the three cases, although they withdrew their motion in one case. In another case, the District Court denied the motion to remand and plaintiff has requested leave to appeal from that decision. In the third case, the motion to remand is presently sub judice. The Company believes the litigations to be without merit and intends to defend against them vigorously.

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

On July 30, 2008, the Connecticut Attorney General filed suit against the Company in the Superior Court of the State of Connecticut, Judicial District of Hartford, alleging that Standard & Poor’s breached the Connecticut Unfair Trade Practices Act by assigning lower credit ratings to bonds issued by states, municipalities and other public entities as compared to corporate debt with similar or higher rates of default. The plaintiff seeks a variety of remedies, including injunctive relief, an accounting, civil penalties, restitution, disgorgement of revenues and profits and attorneys’ fees. On August 29, 2008, the Company removed this case to the United States District Court, District of Connecticut; on September 29, 2008, plaintiff filed a motion to remand; and, on October 20, 2008, the Company filed a motion to dismiss the Complaint for improper venue. The Company believes the litigation to be without merit and intends to defend against it vigorously.

On August 25, 2008, plaintiff Abu Dhabi Commercial Bank filed an action in the District Court for the Southern District of New York against a number of defendants, including the Company. The action, titled Abu Dhabi Commercial Bank v. Morgan Stanley Incorporated et al., arises out of plaintiff’s investment in certain structured investment vehicles (“SIVs”). Plaintiff alleges various common law causes of action against the defendants, asserting that it suffered losses as a result of violations of law by those who created, managed, arranged, and issued credit ratings for those investments. The central allegation against the Company is that it issued inappropriate credit ratings with respect to the SIVs. Plaintiff seeks compensatory and punitive damages plus reasonable costs, expenses, and attorneys fees. The Company, which has not yet answered or responded to the Complaint, believes the litigation to be without merit and intends to defend against it vigorously.

On September 10, 2008, a putative shareholder class action titled Patrick Gearren, et al. v. The McGraw-Hill Companies, Inc., et al. was filed in the District Court for the Southern District of New York against the Company, its Board of Directors, its Pension Investment Committee and the administrator of its pension plans. The Complaint alleges that the defendants breached fiduciary duties to participants in the Company’s ERISA plans by allowing participants to continue to invest Company stock as an investment option under the plans during a period when plaintiffs allege the Company’s stock price to have been artificially inflated. The Complaint also asserts that defendants breached fiduciary duties under ERISA by making certain material misrepresentations and non-disclosures in plan communications and the Company’s SEC filings. The purported class period is from December 31, 2006 through March 11, 2008. The Company, which has not yet answered or responded to the Complaint, believes the litigation to be without merit and intends to defend against it vigorously.

On September 26, 2008, plaintiff Daniel Kramer filed an action in the Superior Court of New Jersey, Bergen County, titled Kramer v. Federal National Mortgage Association, et al., against a number of defendants including the Company. The central allegation against the Company is that the Company issued inappropriate credit ratings on certain securities issued by defendant Federal National Mortgage Association in alleged violation of the Securities Exchange Act of 1933. Plaintiff seeks as relief compensatory damages, as well as an award of reasonable costs and expenses, and attorneys fees. On October 27, 2008, the Company removed this case to the United States District Court, District of New Jersey. The Company believes the litigation to be without merit and intends to defend against it vigorously.

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
2008 Restructuring
During the third quarter of 2008, the Company implemented a restructuring plan related to a limited number of business operations across the Company to contain costs and mitigate the impact of the current and expected future economic conditions. The Company recorded a pre-tax restructuring charge of $23.4 million, consisting primarily of employee severance costs related to a workforce reduction of approximately 270 positions. This charge consisted of $5.4 million for McGraw-Hill Education, $4.1 million for Financial Services and $13.9 million for Information & Media. The after-tax charge recorded was $14.6 million, or $0.05 per diluted share. Restructuring expenses for McGraw-Hill Education were $5.1 million classified as selling and general product expenses, and $0.3 million classified as selling and general service expenses, within the statement of income. Restructuring expenses for Financial Services and for Information & Media were classified as selling and general service expenses within the statement of income.
The Company did not make any payments related to the third quarter 2008 restructuring during the three months ended September 30, 2008. The remaining reserve at September 30, 2008 is approximately $23.4 million and is included in other current liabilities.
During the second quarter of 2008, the Company implemented a restructuring plan related to a limited number of business operations in Financial Services and McGraw-Hill Education to more efficiently serve its markets and strengthen its long-term growth prospects. The Company recorded a pre-tax restructuring charge of $23.7 million, consisting primarily of employee severance costs related to a workforce reduction of 395 positions. This charge consisted of $15.2 million for Financial Services and $8.5 million for McGraw-Hill Education. The after-tax charge recorded was $14.8 million, or $0.05 per diluted share. Restructuring expenses for Financial Services were classified as selling and general service expenses within the statement of income. Restructuring expenses for McGraw-Hill Education were classified within the statement of income as $4.8 million selling and general product expenses and $3.7 million selling and general service expenses.
During the three and nine months ended September 30, 2008, the Company paid approximately $7.0 million and $8.6 million, respectively, related to the second quarter 2008 restructuring, consisting primarily of employee severance costs. The remaining reserve at September 30, 2008 is approximately $15.1 million and is included in other current liabilities.
2007 Restructuring
In the fourth quarter of 2007, the Company implemented a restructuring plan related to a limited number of business operations across the Company to gain efficiencies, reflect current business conditions and to fortify its long-term growth prospects. As a result, the Company recorded a pre-tax restructuring charge of $43.7 million, consisting primarily of employee severance costs related to a workforce reduction of approximately 600 positions across the Company. This charge consisted of $16.3 million for McGraw-Hill Education, $18.8 million for Financial Services, $6.7 million for Information & Media and $1.9 million for Corporate. The after-tax charge recorded was $27.3 million, or $0.08 per diluted share. Restructuring expenses for Financial Services and Corporate were classified as selling and general service expenses within the statement of income. Restructuring expenses for McGraw-Hill Education were $15.0 million classified as selling and general product expenses, and $1.3 million classified as selling and general service expenses, within the statement of income. Restructuring expenses for Information and Media were $0.4 million classified as selling and general product expenses, and $6.3 million classified as selling and general service expenses, within the statement of income. At December 31, 2007, the remaining liability was approximately $38.8 million.
For the three and nine months ended September 30, 2008, the Company paid approximately $6.1 million and $26.1 million, respectively, related to the 2007 restructuring consisting primarily of employee severance costs. The remaining reserve at September 30, 2008 is approximately $12.7 million and is included in other current liabilities.

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
For the three and nine months ended September 30, 2008, the Company paid approximately $0.4 million and $1.2 million, respectively, related to the 2006 restructuring consisting of facility costs. The remaining reserve at September 30, 2008, which consists of facility costs, is approximately $8.4 million payable through 2014.
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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51,” (“SFAS No. 160”). SFAS No. 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for any noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as a component of equity in the consolidated financial statements and requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolled interest. SFAS No. 160 is effective for the Company beginning January 1, 2009 and is to be applied prospectively, except for the presentation and disclosure requirements, which upon adoption will be applied retrospectively for all periods presented. Early adoption of SFAS No. 160 is prohibited. The Company is currently evaluating the impact SFAS No. 160 will have on its consolidated financial statements.

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
Results of Operations — Comparing Three Months Ended September 30, 2008 and 2007
Consolidated Review
The Segment Review that follows is incorporated herein by reference.
Revenue and Operating Profit

	Third		Third
	Quarter	%	Quarter
	2008	Decrease	2007

Revenue	$2,048,541	(6.4)%	$2,187,996
Operating profit *	$655,968	(15.5)%	$776,338

% Operating margin	32.0%		35.5%

*	Operating profit is income before taxes on income, interest expense and corporate expense.
Revenue and Operating Profit
•	The third quarter revenue and operating profit decreases are primarily attributable to declines at the Financial Services and the McGraw-Hill Education segments. Financial Services revenue and operating profit declined 14.2% and 18.8%, respectively, largely due to weakness in Credit Market Services. The McGraw-Hill Education segment’s revenue and operating profit declined 3.8% and 14.5%, respectively, principally due to softness in the School Education Group.
o	Partially offsetting the revenue and operating profit declines were increases at the Information & Media segment of 5.3% and 22.6%, respectively, driven primarily by the Business-to-Business Group.

o	Reductions to reflect a change in the projected payout of restricted performance stock awards and reductions in other incentive compensation projections reduced expenses in the third quarter and helped mitigate the operating profit decline as follows:
▪	McGraw-Hill Education incentive compensation expense declined $15.9 million compared to prior year.

▪	Financial Services incentive compensation expense declined $60.0 million compared to prior year.

▪	Information & Media incentive compensation expense declined $12.4 million compared to prior year.

▪	Corporate incentive compensation expense declined $29.1 million compared to prior year.
o	Foreign exchange rates positively affected both revenue and operating profit by $8.7 million and $11.9 million, respectively.
•	During the third quarter of 2008, the Company implemented a restructuring plan related to a limited number of businesses across the Company to contain costs and mitigate the impact of the current and expected future economic conditions. The Company incurred a pre-tax restructuring charge of $23.4 million ($14.6 million after-tax, or $0.05 per diluted share), which consisted primarily of severance costs related to a workforce reduction of approximately 270 positions as follows:
o	McGraw-Hill Education: $5.4 million and approximately 90 positions

o	Financial Services: $4.1 million and approximately 40 positions

o	Information & Media: $13.9 million and approximately 140 positions
•	Product revenue and expenses consist of the McGraw-Hill Education and the Information & Media segments, and represents educational and information products, primarily books, magazine circulations, and syndicated study products.
o	Product revenue decreased 2.6% or $30.8 million, primarily due to McGraw-Hill Education, driven by softness in the School Education Group.

o	Product operating-related expenses increased 3.2% or $13.9 million, primarily due to the growth in expenses at McGraw-Hill Education related to major product launches in a strong 2008 state adoption market, partially offset by lower cost of sales as a result of decreased revenues. Amortization of prepublication costs increased $14.1 million or 12.7% driven by spending associated with the state adoption cycles.

o	Product related selling and general expenses increased 1.3% or $4.0 million, primarily due to increased sampling related to the strong 2008 adoption market opportunities and increased information & technology costs, partially offset by reduced marketing, selling and administrative costs.

o	Product margin decreased 330 basis points to 33.1% for the third quarter 2008 primarily due to McGraw-Hill Education which had lower revenues due to softness at School Education Group and growth in expenses related to major product launches in a strong 2008 state adoption market.
•	Service revenue and expenses consist of the Financial Services segment, the service assessment contracts of the McGraw-Hill Education segment and the remainder of the Information & Media segment, primarily related to information-related services and advertising.
o	Service revenue decreased 10.6% or $108.6 million primarily due to Financial Services.
▪	Financial Services revenue decreased primarily due to Credit Market Services, which was adversely impacted by turbulence in the global financial markets resulting from frozen credit markets, financial difficulties experienced by several financial institutions and shrinking investor confidence in the capital markets.

▪	The McGraw-Hill Education segment’s service revenue declined due to softness in the assessments market.

▪	Growth in the Information & Media segment helped partially offset the service revenue decline.
o	Service operating-related expenses decreased 10.1% or $33.0 million, primarily due to reduced 2008 incentive compensation costs.

o	Service related selling and general expenses decreased 11.0% or $37.7 million, primarily due to reduced 2008 incentive compensation costs.

o	The service margin decreased 10 basis points to 34.3% for the third quarter of 2008 primarily due to the decline in Credit Market Services, partially offset by reduced 2008 incentive compensation expense.
•	Total expenses in the third quarter of 2008, including the impact of the restructuring charge discussed above, decreased $47.1 million or 3.2% driven primarily by reductions in 2008 incentive compensation costs and lower direct costs related to revenues, partially offset by increased spending relating to sales opportunities in the McGraw-Hill Education segment and increased information and technology costs.
•	Interest expense, net increased 42.7% to $22.0 million mainly driven by the impact of $1.2 billion in senior notes issued in the fourth quarter of 2007, partially reduced by interest income.
•	For the quarters ended September 30, 2008 and 2007, the effective tax rate was 37.5%. The Company expects the effective tax rate to be at 37.5% for the remainder of the year absent the impact of events such as intervening audit settlements, changes in federal, state or foreign law and changes in the geographical mix of the Company’s pre-tax income.
•	Net income for the quarter decreased $61.9 million or 13.7%. Diluted earnings per share decreased 8.2% to $1.23 from $1.34 in 2007. Included in the 2008 diluted earnings per share is the $0.05 after-tax impact of the restructuring charge.
Risks and Uncertainties
The world financial markets have been experiencing volatility and disruption and more recently, the volatility and disruptions have reached extreme levels. These difficult conditions have impacted the businesses and results of operations of the Company and we do not expect these conditions to improve in the near term.
•	In the McGraw-Hill Education segment, the weakening U.S. economy has resulted in declines in discretionary spending which have impacted our results of operations.

•	In the Financial Services segment, frozen credit markets and shrinking investor confidence in the capital markets have resulted in a significant decline in global debt issuance which has impacted our results of operations in Credit Market Services.

•	In the Information & Media segment, the general weakening of the U.S. economy has resulted in declines in advertising and consumer and business spending.
Segment Review
McGraw-Hill Education

	Third	%	Third
	Quarter	(Decrease)/	Quarter
	2008	Increase	2007

Revenue
School Education Group	$623,526	(9.1)%	$686,309
Higher Education, Professional and International	507,826	3.7%	489,645

Total revenue	$1,131,352	(3.8)%	$1,175,954

Operating profit	$351,479	(14.5)%	$411,059

% Operating margin	31.1%		35.0%

Revenue and Operating Profit
•	Revenue and operating profit for the McGraw-Hill Education segment reflect the seasonal nature of the Company’s educational publishing operations, with the first quarter being the least significant, and the third quarter being the most significant.
•	McGraw-Hill School Education Group (“SEG”) revenue declined for the quarter, as increases in state new adoption basal sales were more than offset by lower residual and supplemental sales in adoption states and in the open territory market. The decline in residual and supplemental sales this quarter is attributable to lower discretionary spending by schools, many of which are operating on tighter budgets as state and local tax revenues have declined while other costs, especially energy costs, have increased.
o	In the K-5 market for balanced basal programs, sales increased for the quarter due to higher adoption state sales in Texas and Florida. Open territory sales for these programs were higher because of increased sales in several states, particularly for reading. Sales of SEG’s alternative K-5 basal programs in reading and math declined for the quarter due to the earlier timing of New York City math orders, which were fulfilled in the second quarter this year, and strong 2007 sales for reading in North Carolina that could not be wholly replaced in 2008. K-5 residual and supplemental sales declined in both the adoption states and open territory as schools reduced discretionary spending.

o	6-12 basal sales decreased for the quarter due primarily to a reduction in adoption state opportunities for secondary materials that was driven by Texas, which moved from 6-12 math purchasing in 2007 to K-5 math purchasing in 2008, and by Florida, which purchased for a number of 6-12 courses in 2007 but purchased K-5 reading in 2008. Open territory sales of 6-12 products increased due to higher orders for math and science in New York. As was true in the K-5 market, residual sales of 6-12 materials declined in adoption states and open territory as schools reduced discretionary spending.

o	Non-custom or “shelf” testing revenue increased for the quarter driven by sales of the LAS series for English-language learners and increased Acuity revenues in New York City. This gain was partially offset by lower revenues for older shelf products.

o	Custom testing revenue declined due to reductions in the volume of work performed for Missouri and Indiana during the quarter and the expiration of several contracts that produced revenue in the prior year.
•	Higher Education revenue increased this quarter for both print and digital products. All major imprints achieved growth, led by a strong gain at the Career imprint. Growth in digital revenue was driven by Homework Management products and eBooks.
o	Key titles contributing to third quarter performance included McConnell, Economics, 17/e; Nickels, Understanding Business, 8/e; Garrison, Managerial Accounting, 12/e; Ober, Keyboarding, 10/e; Knorre, Puntos de partida, 8/e; Silberberg, Chemistry, 5/e; and Spiceland, Intermediate Accounting, 5/e.

•	Revenue in the professional market declined versus the prior year due to lower orders of backlist titles in a weak retail environment, which could not be wholly offset by strong sales of the new edition of Harrison’s Principles of Internal Medicine. Digital subscriptions and digital licensing had a favorable impact on results for the quarter.

•	International revenue increased during the quarter, led by growth in India and Asia, the Ibero/Italy region and Canada partially offset by sales declines in Latin America and Australia.

•	Operating margin declined primarily due to decreased SEG revenues coupled with increased sampling costs, prepublication amortization, free-with-order expense and information and technology charges.

•	Continued reductions in 2008 incentive compensation helped mitigate the operating profit reduction, as further described in the “Consolidated Review” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•	During the third quarter of 2008, the McGraw Hill Education segment incurred a pre-tax restructuring charge of $5.4 million consisting of employee severance costs related to the reduction of approximately 90 positions, driven by continued cost containment and cost reduction activities because of the current economic conditions.

•	Foreign exchange rates had an immaterial impact on revenue and operating profit for the quarter.
Industry Highlights and Outlook
•	The total available state new adoption market in 2008 is estimated at between $925 million and $950 million compared with approximately $820 million in 2007.
•	Total U.S. PreK-12 enrollment for 2007-2008 is estimated at 56 million students, up 0.4% from 2006-2007, according to the National Center for Education Statistics (“NCES”).
•	The year’s key opportunities in the state new adoption market are primarily offered by K-5 reading in Florida, K-5 math in Texas, and K-8 math in California. Other opportunities for 2008 include science in California, reading in Alabama, Indiana, Louisiana, and Oklahoma, and social studies in Arkansas and Tennessee.
o	The Company expects to capture a majority share of the important Florida K-5 reading market as well as a major share of the overall K-12 reading/literature state new adoption market.

o	In the overall K-12 math state new adoption market, SEG projects a strong share based on solid results in the K-5 Texas adoption as well as announced K-8 decisions in California, where some sales activity may continue throughout the fall.
•	According to statistics compiled by the Association of American Publishers (“AAP”), total net basal and supplementary sales of elementary and secondary instructional materials decreased 3.3% through September 2008 compared to prior year. Basal sales in adoption states and open territory for the industry decreased 1.9% compared to prior year. In the supplemental market, industry sales were down 10.4% versus prior year. The supplementary market has been declining in recent years, in large part because basal programs are increasingly comprehensive, offering integrated ancillary materials that reduce the need for separate supplemental products.
•	Refer to the Risks and Uncertainties included in the “Consolidated Review” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Financial Services

	Third	%	Third
	Quarter	(Decrease)/	Quarter
	2008	Increase	2007

Revenue
Credit Market Services	$423,247	(24.2)%	$558,495
Investment Services	228,211	13.5%	201,119

Total Revenue	$651,458	(14.2)%	$759,614

Operating profit	$281,642	(18.8)%	$346,650

% Operating margin	43.2%		45.6%

Revenue and Operating Profit
•	Credit Market Services revenue was adversely impacted by turbulence in the global financial markets resulting from frozen credit markets, financial difficulties experienced by several financial institutions and shrinking investor confidence in the capital markets. Specifically, the decrease in revenue was attributed to the continuing significant decreases in structured finance as well as decreases in corporate ratings; partially offset by increases in public finance ratings and credit ratings-related information products such as RatingsXpress and RatingsDirect.
o	Continued significant decreases in issuance volumes in both the United States and Europe of residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”), collateralized debt obligations (“CDO”) and asset-backed securities (“ABS”) contributed to the decrease in revenue.

o	Corporate ratings decreases were driven by wider credit spreads and tighter lending standards in light of the weakening of the global economy and uncertainty in the world financial markets.

o	Growth in information products was driven by increased customer demand for value-added solutions.
•	Investment Services revenue was driven by growth in Capital IQ products and index services.
o	The number of Capital IQ clients at September 30, 2008 increased 22.2% from the prior year and 5.2% from June 30, 2008.

o	Revenue related to Standard & Poor’s indices increased as assets under management for exchange-traded funds (“ETF”) rose 6.7% from September 30, 2007 to $223.5 billion at September 30, 2008. ETF assets under management at December 31, 2007 were $235.3 billion. The number of exchange-traded futures and option contracts based on S&P indices exhibited strong increases in the third quarter of 2008 compared to the same period of the prior year, thereby also contributing to the revenue growth.
•	Continued reductions in 2008 incentive compensation helped mitigate the operating profit reduction, as further described in the “Consolidated Review” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
•	During the third quarter of 2008, the Financial Services segment incurred a pre-tax restructuring charge of $4.1 million consisting of employee severance costs related to the reduction of approximately 40 positions, driven by continued cost containment and cost reduction activities as a result of the current credit market environment and economic conditions.
•	Foreign exchange positively impacted revenue by $6.5 million and operating profit by $11.5 million.
Issuance Volumes
The Company monitors issuance volumes as an indicator of trends in transaction revenue streams within Credit Market Services. The following table depicts changes in issuance levels as compared to prior year, based on Harrison Scott Publications and Standard & Poor’s internal estimates (Harrison Scott Publications/S&P). Revenue was adversely impacted by the declines in issuance volumes of structured finance products in both the U.S. and Europe, in addition to declines in corporate debt issuance in the U.S.

	Third Quarter
	Compared to Prior Year
Structured Finance	U.S.	Europe
Residential Mortgage-Backed Securities (“RMBS”)	-97.8%	-87.3%
Commercial Mortgage-Backed Securities (“CMBS”)	-100.0%	-95.3%
Collateralized Debt Obligations (“CDO”)	-85.8%	-87.1%
Asset-Backed Securities (“ABS”)	-2.6%	-63.9%
Total New Issue Dollars (Structured Finance)	-78.3%	-83.7%
•	The large decline in CDO issuance resulted from continued lack of investor appetite for the complex deal structures and secondary market trading liquidity concerns.
•	Continued deterioration in the subprime mortgage market has significantly impacted dollar volume issuance in the RMBS market.
•	CMBS issuance decreased due to the market dislocation attributed to high credit spreads resulting in high interest rates which are not economical to borrowers.
•	In Europe, widening credit spreads and weak secondary market trading have contributed to the decline in new issue ABS volume.

	Third Quarter
	Compared to Prior Year
Corporate Issuance	U.S.	Europe
High Yield Issuance	-18.5%	-8.9%
Investment Grade	-67.3%	-13.9%
Total New Issue Dollars (Corporate)	-65.8%	-13.8%
•	Corporate debt issuance declined as the result of insufficient investor demand despite widening credit spreads in both the investment grade and high yield sectors
•	New dollar issuance in the U.S. municipal market decreased 1.8% in the third quarter of 2008 versus the same period of last year.
Outlook
The current turbulent conditions in the global financial markets have resulted from frozen credit markets, financial difficulties experienced by several financial institutions and shrinking investor confidence in the capital markets. Because of the current credit market conditions, issuance levels deteriorated significantly across all asset classes. It is possible that these market conditions and global issuance levels in structured finance and corporate issuance could persist through the end of 2008 and beyond. The outlook for RMBS, CMBS and CDO asset classes as well as other asset classes is dependent upon many factors, including the general condition of the economy, interest rates, credit quality and spreads, and the level of liquidity in the financial markets. Although several governments and central banks around the globe have recently implemented measures in an attempt to provide additional liquidity to the global credit markets, it is still too early to determine the effectiveness of these measures.
Legal and Regulatory Environment
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
On June 16, 2008, the SEC issued proposed rules that focus largely on NRSROs’ structured finance ratings process. The proposed rules address a broad range of issues, including disclosure and management of conflicts related to the issuer-pays model, prohibitions against analysts’ accepting gifts or making “recommendations” when rating a security, and limitations on analyst participation in fee discussions. Under the proposed rules, additional records of all rating actions must be created, retained and made public, and records must be kept of material deviations in ratings assigned from model outputs as well as complaints about analysts’ performance. The proposals require more disclosure of performance statistics and methodologies, a new annual report by NRSROs of their rating actions to be provided confidentially to the SEC, and unless structured finance ratings are distinguished from other ratings, NRSROs will be required to issue a report describing the differences for each structured rating. S&P submitted comments on the proposals by the July 25th deadline. The Company believes that some of the proposals raise serious legal issues. On July 1, 2008, the SEC also proposed changes to numerous SEC rules and forms that expressly utilize NRSRO ratings. The SEC’s review of these proposals is ongoing.
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
On October 16, 2007, Standard & Poor’s received a subpoena from the Connecticut Attorney General’s Office requesting information and documents relating to the conduct of Standard & Poor’s credit ratings business. The subpoena appeared to relate to an investigation by the Connecticut Attorney General into whether Standard & Poor’s, in the conduct of its credit ratings business, violated the Connecticut Antitrust Act. Subsequently, a second subpoena dated December 6, 2007, seeking information and documents relating to the rating of securities backed by residential real estate mortgages, and a third subpoena dated January 14, 2008, seeking information and documents relating to the rating of municipal and corporate debt, were served. On July 30, 2008, the Connecticut Attorney General filed suit against the Company in the Superior Court of the State of

Connecticut, Judicial District of Hartford, alleging that Standard & Poor’s breached the Connecticut Unfair Trade Practices Act by assigning lower credit ratings to bonds issued by states, municipalities and other public entities as compared to corporate debt with similar or higher rates of default. The plaintiff seeks a variety of remedies, including injunctive relief, an accounting, civil penalties, restitution, disgorgement of revenues and profits and attorneys’ fees. On August 29, 2008, the Company removed this case to the United States District Court, District of Connecticut; on September 29, 2008, plaintiff filed a motion to remand; and, on October 20, 2008, the Company filed a motion to dismiss the Complaint for improper venue. The Company believes the litigation to be without merit and intends to defend against it vigorously.
On November 8, 2007, Standard & Poor’s received a civil investigative demand from the Massachusetts Attorney General’s Office requesting information and documents relating to Standard & Poor’s ratings of securities backed by residential real estate mortgages. Standard & Poor’s is responding to this request.
On October 22, 2008, the House Committee on Oversight and Government Reform held a hearing titled “Credit Rating Agencies and the Financial Crisis”. S&P participated in this hearing.
Outside the United States, particularly in Europe, regulators and government officials have reviewed whether credit rating agencies should be subject to formal oversight. In the past several years, the European Commission, the Committee of European Securities Regulators (“CESR”) which is charged with monitoring and reporting to the European Commission on rating agencies’ compliance with IOSCO’s Code of Conduct (see below), and the International Organization of Securities Commissions (“IOSCO”) have issued reports, consultations and questionnaires concerning the role of credit rating agencies and potential regulation. In May 2008, IOSCO issued a report on the role of rating agencies in the structured finance market and related changes to its 2004 Code of Conduct Fundamentals for Credit Rating Agencies. IOSCO’s report reflects comments received during a public consultation process. S&P and other global rating agencies contributed to this process. S&P has started to implement many of IOSCO’s recommendations and expects to update its Code of Conduct as appropriate. In May 2008, CESR issued its second report to the European Commission on rating agencies’ compliance with IOSCO’s original Code of Conduct, the role of rating agencies in structured finance and recommendations for, among other things, additional monitoring and oversight of rating agencies. CESR also requested public comments during a consultation period leading up to the final report. In June 2008, the European Securities Markets Expert Group (“ESME”), a group of senior practitioners and advisors to the European Commission, issued its report on the role of rating agencies and a separate set of recommendations. S&P engaged with ESME during its review process. On July 31, 2008, the European Commission issued extensive proposals for a European Union-wide regulatory framework for rating agencies and policy options for the use of ratings in legislation. The proposals cover conflicts of interest, corporate governance, methodology and disclosure requirements and the potential for numerous European Union supervisors to inspect and sanction agencies using different standards. The deadline for comments was September 5, 2008. S&P’s comment letter focused on the need to preserve analytical independence, to follow globally consistent principles such as the IOSCO Code, and to ensure that regulatory oversight is also globally consistent. The European Commission is expected to publish a final draft proposal in November 2008. Legislation could be finalized and become effective in 2009.
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
A writ of summons was served on The McGraw-Hill Companies, SRL and on The McGraw-Hill Companies, SA (both indirect subsidiaries of the Company) (collectively, “Standard & Poor’s”) on September 29, 2005 and October 7, 2005, respectively, in an action brought in the Tribunal of Milan, Italy by Enrico Bondi (“Bondi”), the Extraordinary Commissioner of Parmalat Finanziaria S.p.A. and Parmalat S.p.A. (collectively, “Parmalat”). Bondi has brought numerous other lawsuits in both Italy and the United States against entities and individuals who had dealings with Parmalat. In this suit, Bondi claims that Standard & Poor’s, which had issued investment grade ratings on Parmalat until shortly before Parmalat’s collapse in December 2003, breached its duty to issue an independent and professional rating and negligently and knowingly assigned inflated ratings in order to retain Parmalat’s business. Alleging joint and several liability, Bondi claims damages of euros 4,073,984,120 (representing the value of bonds issued by Parmalat and the rating fees paid by Parmalat) with interest, plus damages to be ascertained for Standard & Poor’s alleged complicity in aggravating Parmalat’s financial difficulties and/or for having contributed in bringing about Parmalat’s indebtedness towards its bondholders, and legal fees. The Company believes that Bondi’s allegations and claims for damages lack legal or factual merit. Standard & Poor’s filed its answer, counterclaim and third-party claims on March 16, 2006 and will continue to vigorously contest the action. The next hearing in this matter is scheduled to be held in October 2009.
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
On August 9, 2007, a pro se action titled Blomquist v. Washington Mutual, et al., was filed in the District Court for the Northern District of California against numerous financial institutions, government agencies and individuals, including the Company and Mr. Harold McGraw III, the CEO of the Company, alleging various state and federal claims. The claims against the Company and Mr. McGraw concern Standard & Poor’s ratings of subprime mortgage-backed securities. An amended Complaint was filed in the Blomquist action on September 10, 2007 which added two other rating agencies as defendants. On May 12, 2008, the Company and Mr. McGraw filed a motion to dismiss all claims asserted against them and, by Order dated July 23, 2008, the District Court granted the motion and dismissed all claims asserted against the Company and Mr. McGraw and denied plaintiff leave to amend as against them. On August 25, 2008, plaintiff filed a notice of appeal in the Ninth Circuit. Plaintiff must file his appeal brief by December 10, 2008.
On August 28, 2007, a putative shareholder class action titled Reese v. Bahash was filed in the District Court for the District of Columbia against Mr. Robert Bahash, the CFO of the Company, alleging claims under the federal securities laws and state tort law concerning Standard & Poor’s ratings, particularly its ratings of subprime mortgage-backed securities. On February 11, 2008, the District Court entered an order appointing a lead plaintiff and on May 7, 2008 an amended Complaint was filed alleging violations of the federal securities laws; the Company and Mr. McGraw were named as additional defendants. The amended Complaint asserts, among other things, that the defendants failed to warn investors that problems in the structured finance market, particularly the subprime lending market, would negatively affect the Company’s financial performance. On June 18, 2008, in response to a Consent Motion filed on behalf of the Company and Messrs. McGraw and Bahash, the District Court entered an Order transferring the action to the United States District Court for the Southern District of New York. Plaintiffs are scheduled to file a second amended Complaint on or before November 3, 2008. The Company believes the litigation to be without merit and intends to defend against it vigorously.
Three actions were filed in New York State Supreme Court, New York County, naming The McGraw-Hill Companies, Inc. (“McGraw-Hill” or the “Company”) as a defendant. The first case, brought by the New Jersey Carpenters Vacation Fund, on behalf of itself and all others similarly situated, was filed on May 14, 2008 and relates to certain mortgage-backed securities issued by various HarborView Mortgage Loan Trusts. The second, brought by the New Jersey Carpenters Health Fund, on behalf of itself and all others similarly situated, was filed on May 21, 2008 and relates to certain mortgage-backed securities issued by various NovaStar Mortgage Funding Trusts. The third case, brought again by the New Jersey Carpenters Vacation Fund, on behalf of itself and all others similarly situated, was filed on June 3, 2008 and relates to an October 30, 2006 offering by Home Equity Mortgage Trust 2006-5. The central allegation against the Company in each of these cases is that the Company issued inappropriate credit ratings on the applicable mortgage-backed securities in alleged violation of Section 11 of the Securities Exchange Act of 1933. In each, plaintiff seeks as relief compensatory damages for the alleged decline in value of the securities, as well as an award of reasonable costs and expenses. Plaintiff has sued other parties, including the issuers and underwriters of the securities, in each case as well. All three cases were originally filed in New York State Supreme Court, New York County and all have been subsequently removed to the United States District Court for the Southern District of New York. Plaintiff sought to remand the three cases, although they withdrew their motion in one case. In another case, the District Court denied the motion to remand and plaintiff has requested leave to appeal from that decision. In the third case, the motion to remand is presently sub judice. The Company believes the litigations to be without merit and intends to defend against them vigorously.
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
On July 30, 2008, the Connecticut Attorney General filed suit against the Company in the Superior Court of the State of Connecticut, Judicial District of Hartford, alleging that Standard & Poor’s breached the Connecticut Unfair Trade Practices Act by assigning lower credit ratings to bonds issued by states, municipalities and other public entities as compared to corporate debt with similar or higher rates of default. The plaintiff seeks a variety of remedies, including injunctive relief, an accounting, civil penalties, restitution, disgorgement of revenues and profits and attorneys’ fees. On August 29, 2008, the Company removed this case to the United States District Court, District of Connecticut; on September 29, 2008, plaintiff filed a motion to remand; and, on October 20, 2008, the Company filed a motion to dismiss the Complaint for improper venue. The Company believes the litigation to be without merit and intends to defend against it vigorously.
On August 25, 2008, plaintiff Abu Dhabi Commercial Bank filed an action in the District Court for the Southern District of New York against a number of defendants, including the Company. The action, titled Abu Dhabi Commercial Bank v. Morgan Stanley Incorporated et al., arises out of plaintiff’s investment in certain structured investment vehicles (“SIVs”). Plaintiff alleges various common law causes of action against the defendants, asserting that it suffered losses as a result of violations of law by those who created, managed, arranged, and issued credit ratings for those investments. The central allegation against the Company is that it issued inappropriate credit ratings with respect to the SIVs. Plaintiff seeks compensatory and punitive damages plus reasonable costs, expenses, and attorneys fees. The Company, which has not yet answered or responded to the Complaint, believes the litigation to be without merit and intends to defend against it vigorously.
On September 10, 2008, a putative shareholder class action titled Patrick Gearren, et al. v. The McGraw-Hill Companies, Inc., et al. was filed in the District Court for the Southern District of New York against the Company, its Board of Directors, its Pension Investment Committee and the administrator of its pension plans. The Complaint alleges that the defendants breached fiduciary duties to participants in the Company’s ERISA plans by allowing participants to continue to invest in Company stock as an investment option under the plans during a period when plaintiffs allege the Company’s stock price to have been artificially inflated. The Complaint also asserts that defendants breached fiduciary duties under ERISA by making certain material misrepresentations and non-disclosures in plan communications and the Company’s SEC filings. The purported class period is from December 31, 2006 through March 11, 2008. The Company, which has not yet answered or responded to the Complaint, believes the litigation to be without merit and intends to defend against it vigorously.

On September 26, 2008, plaintiff Daniel Kramer filed an action in the Superior Court of New Jersey, Bergen County, titled Kramer v. Federal National Mortgage Association, et al., against a number of defendants including the Company.  The central allegation against the Company is that the Company issued inappropriate credit ratings on certain securities issued by defendant Federal National Mortgage Association in alleged violation of the Securities Exchange Act of 1933. Plaintiff seeks as relief compensatory damages, as well as an award of reasonable costs and expenses, and attorneys fees. On October 27, 2008, the Company removed this case to the United States District Court, District of New Jersey. The Company believes the litigation to be without merit and intends to defend against it vigorously.
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
Information & Media

	Third		Third
	Quarter	%	Quarter
	2008	Increase	2007

Revenue
Business-to-Business	$240,696	5.4%	$228,457
Broadcasting	25,035	4.4%	23,971

Total revenue	$265,731	5.3%	$252,428

Operating profit	$22,847	22.6%	$18,629

% Operating margin	8.6%		7.4%

Revenue and Operating Profit
•	Business-to-Business Group revenue growth was driven by Platts, a leading provider of energy and other commodities information, as well as timing of Aviation Week’s Air Show in the quarter, partially offset by declines in BusinessWeek.
o	Oil, natural gas and power news and pricing products experienced growth as the increased volatility in crude oil and other commodity prices drove the increased need for market information.
•	According to the Publishers’ Information Bureau (“PIB”), BusinessWeek’s advertising pages in the global edition for the third quarter were down 13.9%, with a comparable number of issues year to year for PIB purposes and a comparable number of issues for revenue recognition purposes.
•	Broadcasting revenue for the quarter was slightly higher than prior year as increases in political advertising were partially offset by declines in base advertising due to economic weakness in key markets.
•	During the third quarter of 2008, the Information & Media segment incurred a pre-tax restructuring charge of $13.9 million consisting of employee severance costs related to the reduction of approximately 140 positions, driven by continued cost containment and cost reduction activities.
•	Continued reductions in 2008 incentive compensation had a positive impact on operating profit for the quarter, as further discussed in the “Consolidated Review” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
•	Foreign exchange rates had an immaterial impact on segment revenue and operating profit growth.
Industry Highlights and Outlook
•	In the third quarter of 2008, the dollar value of total U.S. construction starts was down 15% against the same period of the prior year. Most of the decline was due to a 39% decrease in residential building activity, and a 3% decrease in nonresidential construction from lower commercial and manufacturing building activities, while non-building construction increased 7%.

•	According to the Publishers’ Information Bureau (“PIB”), advertising pages for all consumer magazine publications are down 12.9% in the third quarter of 2008 compared to 2007.
•	In the third quarter of 2008, the dollar value of total U.S. light vehicle sales was down 23% against the same period of the prior year. Approximately 67% of the decline in retail sales can be attributed to consumers delaying vehicle purchases. The remaining 33% of the volume decline comes from reduced leasing activity. The decline in vehicle sales is a function of growing consumer concerns over the availability of credit and leasing, declines in vehicle equity and general economic stress.
•	Refer to the Risks and Uncertainties included in the “Consolidated Review” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Results of Operations – Comparing Nine Months Ended September 30, 2008 and 2007
Consolidated Review
The Segment Review that follows is incorporated herein by reference.
Revenue and Operating Profit

	Nine		Nine
	Months	%	Months
	2008	Decrease	2007

Revenue	$4,939,637	(5.1)%	$5,202,593
Operating profit *	$1,230,992	(20.1)%	$1,540,066

% Operating margin	24.9%		29.6%

*	Operating profit is income before taxes on income, interest expense and corporate expense.
Revenue and Operating Profit
•	For the nine months ended September 30, 2008, revenue and operating profit decreased due to declines at the Financial Services and the McGraw-Hill Education segments. Financial Services revenue and operating profit declined 12.0% and 23.3%, respectively, largely due to weakness in Credit Market Services. The McGraw-Hill Education segment’s revenue and operating profit declined 1.0% and 17.5%, respectively, principally due to softness in the School Education Group.
o	Partially offsetting the revenue and operating profit declines were increases at the Information & Media segment of 5.1% and 37.3%, respectively, driven by the Business-to-Business Group.

o	Reductions to reflect a change in the projected payout of restricted performance stock awards and reductions in other incentive compensation projections reduced expenses and helped mitigate the operating profit decline as follows:
▪	McGraw-Hill Education incentive compensation expense declined $21.5 million compared to prior year.

▪	Financial Services incentive compensation expense declined $129.6 million compared to prior year.

▪	Information & Media incentive compensation expense declined $16.3 million compared to prior year.

▪	Corporate incentive compensation expense declined $40.0 million compared to prior year.
o	Foreign exchange rates positively affected both revenue and operating profit by $50.8 million and $22.9 million, respectively.
•	During 2008, the Company implemented restructuring plans related to a limited number of businesses across the Company to contain costs and mitigate the impact of the current and expected future economic conditions. The Company incurred pre-tax restructuring charges of $47.1 million ($29.4 million after-tax, or $0.09 per diluted share), which consisted primarily of severance costs related to a workforce reduction of approximately 670 positions as follows:
o	McGraw-Hill Education: $13.9 million and approximately 240 positions

o	Financial Services: $19.3 million and approximately 290 positions

o	Information & Media: $13.9 million and approximately 140 positions
•	In March 2007, the Company sold its mutual fund data business, which was part of the Financial Services segment. The sale resulted in a $17.3 million pre-tax gain ($10.3 million after-tax, or $0.03 per diluted share), recorded as other income. The divestiture of the mutual fund data business was consistent with the Financial Services segment’s strategy of directing resources to those businesses which have the best opportunities to achieve both significant financial growth and market leadership. The divestiture enables the Financial Services segment to focus on its core business of providing independent research, ratings, data, indices and portfolio services.

•	Product revenue and expenses consist of the McGraw-Hill Education and the Information & Media segments, and represents educational and information products, primarily books, magazine circulations, and syndicated study products.
o	Product revenue was flat as compared to the prior year as increases in state adoption sales at the McGraw-Hill Education segment and increases at Information & Media were offset by declines in residual sales at the McGraw-Hill Education segment.

o	Product operating-related expenses increased 4.3% or $38.0 million, primarily due to the growth in expenses at McGraw-Hill Education, related to major product launches in a strong 2008 state adoption market, partially offset by lower cost of sales as a result of decreased revenues. Amortization of prepublication costs increased $23.4 million or 12.0% driven by spending associated with the state adoption cycles.

o	Product related selling and general expenses increased 3.0% and product margin decreased 280 basis points to 18.9%, as compared to prior year, primarily due to the growth in expenses at McGraw-Hill Education related to major product launches in a strong 2008 state adoption market.
•	Service revenue and expenses consist of the Financial Services segment, the service assessment contracts of the McGraw-Hill Education segment and the remainder of the Information & Media segment, primarily related to information-related services and advertising.
o	Service revenue decreased 8.5% primarily due to Financial Services.
▪	Financial Services revenue decreased primarily due to Credit Market Services which was adversely impacted by turbulence in the global financial markets resulting from frozen credit markets, financial difficulties experienced by several financial institutions and shrinking investor confidence in the capital markets.

▪	McGraw-Hill Education service revenue declined due to softness in the assessments market.

▪	Growth in the Information & Media segment helped partially offset this revenue decline.
o	Service operating-related expenses decreased 5.4%, primarily due to the lower direct costs related to revenues and reduced 2008 incentive compensation costs.

o	Service related selling and general expenses decreased 2.3% primarily due to reduced incentive compensation costs.

o	The service margin decreased 330 basis points to 31.2% as compared to prior year primarily due to the decline in Credit Market Services, partially offset by reduced 2008 incentive compensation expense.
•	Total expenses in 2008, including the restructuring charges discussed above, decreased $7.9 million or 0.2% driven primarily by lower direct costs related to revenues and reduced 2008 incentive compensation expense partially offset by increased spending relating to sales opportunities in the McGraw-Hill Education segment and increased information and technology costs.
•	Interest expense, net increased by $31.5 million mainly driven by the impact of $1.2 billion in senior notes issued in the fourth quarter of 2007, partially reduced by interest income.
•	For the nine months ended September 30, 2008 and 2007, the effective tax rate was 37.5%. The Company expects the effective tax rate to be at 37.5% for the remainder of the year absent the impact of events such as intervening audit settlements, changes in federal, state or foreign law and changes in the geographical mix of the Company’s pre-tax income.

•	Net income for the nine months ended September 30, 2008 decreased $189.4 million or 21.7%. Diluted earnings per share decreased 14.8% to $2.13 from $2.50 in 2007. Included in the 2008 diluted earnings per share is the $0.09 after-tax impact of the restructuring charges. Included in the 2007 diluted earnings per share is the $0.03 after-tax favorable impact of the divestiture of the Financial Services’ mutual fund data business.
Risks and Uncertainties
The world financial markets have been experiencing volatility and disruption and more recently, the volatility and disruptions have reached extreme levels. These difficult conditions have impacted the businesses and results of operations of the Company and we do not expect these conditions to improve in the near term.
•	In the McGraw-Hill Education segment, the weakening U.S. economy has resulted in declines in discretionary spending which have impacted our results of operations.

•	In the Financial Services segment, frozen credit markets and shrinking investor confidence in the capital markets have resulted in a significant decline in global debt issuance which has impacted our results of operations in Credit Market Services.

•	In the Information & Media segment, the general weakening of the U.S. economy has resulted in declines in advertising and consumer and business spending.
Segment Review
McGraw-Hill Education

	Nine	%	Nine
	Months	(Decrease)/	Months
	2008	Increase	2007

Revenue
School Education Group	$1,200,461	(3.3)%	$1,241,720
Higher Education, Professional and International	931,893	2.0%	913,238

Total revenue	$2,132,354	(1.0)%	$2,154,958

Operating profit	$330,748	(17.5)%	$400,781

% Operating margin	15.5%		18.6%

Revenue and Operating Profit
•	Revenue and operating profit for the McGraw-Hill Education segment reflect the seasonal nature of the Company’s educational publishing operations, with the first quarter being the least significant, and the third quarter being the most significant.
•	McGraw-Hill School Education Group (“SEG”) revenue declined, as increases in state new adoption basal sales were more than offset by lower residual sales in adoption states and in the open territory market. The decline in residual sales is due to lower discretionary spending by schools, many of which are operating on tighter budgets as state and local tax revenues have declined while other costs, especially energy costs, have increased.
o	In the K-5 market for balanced basal programs, sales increased due to higher adoption state sales in Texas and Florida. Open territory sales for these programs were higher because of increased sales in several states, particularly for reading. K-5 residual and supplemental sales declined in both the adoption states and open territory as schools reduced discretionary spending.

o	6-12 basal sales decreased due primarily to a reduction in adoption state opportunities for secondary materials that was driven by Texas, which moved from 6-12 math purchasing in 2007 to K-5 math purchasing in 2008, and by Florida, which purchased for a number of 6-12 courses in 2007 but purchased K-5 reading in 2008. Open territory sales of 6-12 products increased due to higher orders for math and science in New York. As was true in the K-5 market, residual sales of 6-12 materials declined in adoption states and open territory as schools reduced discretionary spending.

o	Non-custom or “shelf” testing revenue increased driven by increased Acuity revenues in New York City, sales of the LAS series for English-language learners and sales of the TABE series. This was partially offset by declines in older shelf products.

o	Custom testing revenue declined due to reductions in the volume of work for Missouri and Indiana and an acceleration of work in Colorado that resulted in a shift of 2008 revenue into the fourth quarter of 2007. The expiration of several contracts that produced revenue in 2007 also contributed to the variance.
•	Higher Education revenue increased, led by growth in the Career and Business & Economics (B&E) imprints offset by slight declines for the Science, Engineering, Mathematics (SEM) and Humanities, Social Science and Languages (HSSL) imprints. Print product growth was flat while Homework Management products and eBooks drove digital product growth.
o	Key titles contributing to performance included McConnell, Economics, 17/e; Nickels, Understanding Business, 8/e; Garrison, Managerial Accounting, 12/e; Ober, Keyboarding, 10/e; Knorre, Puntos de partida, 8/e; Silberberg, Chemistry, 5/e; and Spiceland, Intermediate Accounting, 5/e.
•	Revenue in the professional market declined versus the prior year due to lower orders of backlist titles in a weak retail environment and strong prior year sales of McGraw-Hill Encyclopedia of Science and Technology, which was published in May 2007, partially offset by current year sales of the new edition of Harrison’s Principles of Internal Medicine. Growth in digital subscriptions and digital licensing had a favorable impact for the period.
•	International revenue increased, led by success in the Middle East, India, Asia and Canada partially offset by sales declines in Latin America, the Ibero/Italy region and Australia.
•	Operating margin declined primarily due to decreased SEG revenues coupled with increased free-with-order expense, information and technology charges, sampling costs and prepublication amortization.
•	Continued reductions in 2008 incentive compensation helped mitigate the operating profit reduction, as further described in the “Consolidated Review” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
•	During 2008, the McGraw Hill Education segment incurred pre-tax restructuring charges totaling $13.9 million consisting of employee severance costs related to the reduction of approximately 240 positions, driven by continued cost containment and cost reduction activities as a result of current economic conditions.
•	Foreign exchange rates favorably affected revenue by $11.4 million and had an immaterial impact on operating profit year to date.
Industry Highlights and Outlook
•	The total available state new adoption market in 2008 is estimated at between $925 million and $950 million compared with approximately $820 million in 2007.
•	Total U.S. PreK-12 enrollment for 2007-2008 is estimated at 56 million students, up 0.4% from 2006-2007, according to the National Center for Education Statistics (“NCES”).
•	The year’s key opportunities in the state new adoption market are primarily offered by K-5 reading in Florida, K-5 math in Texas, and K-8 math in California. Other opportunities for 2008 include science in California, reading in Alabama, Indiana, Louisiana, and Oklahoma, and social studies in Arkansas and Tennessee.
o	The Company expects to capture a majority share of the important Florida K-5 reading market as well as a major share of the overall K-12 reading/literature state new adoption market.

o	In the overall K-12 math state new adoption market, SEG projects a strong share based on solid results in the K-5 Texas adoption as well as K-8 in California, where some sales activity may continue throughout the fall.
•	According to statistics compiled by the Association of American Publishers (“AAP”), total net basal and supplementary sales of elementary and secondary instructional materials decreased 3.3% through September 2008 compared to prior year. Basal sales in adoption states and open territory for the industry decreased 1.9% compared to prior year. In the supplemental market, industry sales were down 10.4% versus prior year. The supplementary market has been declining in recent years, in large part because basal programs are increasingly comprehensive, offering integrated ancillary materials that reduce the need for separate supplemental products.

•	Refer to the Risks and Uncertainties included in the “Consolidated Review” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Financial Services

	Nine	%	Nine
	Months	(Decrease)/	Months
	2008	Increase	2007

Revenue
Credit Market Services	$1,358,457	(21.9)%	$1,739,223
Investment Services	672,779	18.0%	570,266

Total Revenue	$2,031,236	(12.0)%	$2,309,489

Operating profit	$840,872	(23.3)%	$1,096,030

% Operating margin	41.4%		47.5%

Revenue and Operating Profit
•	Credit Market Services revenue was adversely impacted by turbulence in the global financial markets resulting from frozen credit markets, financial difficulties experienced by several financial institutions and shrinking investor confidence in the capital markets. Specifically, the decrease in revenue was attributed to the continuing significant decreases in structured finance as well as decreases in corporate ratings; partially offset by increases in public finance ratings and credit ratings-related information products such as RatingsXpress and RatingsDirect and credit risk evaluation products and services.
o	Continued significant decreases in issuance volumes in both the United States and Europe of residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”), collateralized debt obligations (“CDO”) and asset-backed securities (“ABS”) contributed to the decrease in revenue.

o	Corporate ratings decreases were driven by wider credit spreads and tighter lending standards in light of the weakening of the global economy and uncertainty in the world financial markets.

o	Growth in information products and credit risk evaluation products and services was driven by increased customer demand for value-added solutions.
•	Investment Services revenue was driven by growth in index services and Capital IQ products.
o	Revenue related to Standard & Poor’s indices increased as assets under management for exchange-traded funds (“ETF”) rose 6.7% from September 30, 2007 to $223.5 billion at September 30, 2008. ETF assets under management at December 31, 2007 were $235.3 billion. The number of exchange-traded futures and option contracts based on S&P indices exhibited strong increases in 2008 compared to the same period of the prior year, thereby also contributing to the revenue growth.

o	The number of Capital IQ clients at September 30, 2008 increased 22.2% from September 30, 2007 and 5.2% from June 30, 2008.
•	Continued reductions in 2008 incentive compensation helped mitigate the operating profit reduction, as further discussed in the “Consolidated Review” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
•	During 2008, the Financial Services segment incurred pre-tax restructuring charges of $19.3 million consisting of employee severance costs related to the reduction of approximately 290 positions, driven by continued cost containment and cost reduction activities as a result of the current credit market environment and economic conditions.
•	In March 2007, the Company sold its mutual fund data business, which was part of the Financial Services segment. The sale resulted in a $17.3 million pre-tax gain ($10.3 million after-tax, or $0.03 per diluted share), recorded as other income. The divestiture of the mutual fund data business was consistent with the Financial Services segment’s strategy of directing resources to those businesses which have the best opportunities to achieve both significant financial growth and market leadership. The divestiture enables the Financial Services segment to focus on its core business of providing independent research, ratings, data, indices and portfolio services.
•	Foreign exchange positively impacted revenue by $38.1 million and operating profit by $25.9 million.
Issuance Volumes
The Company monitors issuance volumes as an indicator of trends in transaction revenue streams within Credit Market Services. The following table depicts changes in issuance levels as compared to prior year, based on Harrison Scott Publications and Standard & Poor’s internal estimates (Harrison Scott Publications/S&P):

	Year-to-Date
	Compared to Prior Year
Structured Finance	U.S.	Europe
Residential Mortgage-Backed Securities (“RMBS”)	-96.4%	-82.1%
Commercial Mortgage-Backed Securities (“CMBS”)	-92.1%	-96.8%
Collateralized Debt Obligations (“CDO”)	-89.1%	-70.0%
Asset-Backed Securities (“ABS”)	-0.4%	-64.5%
Total New Issue Dollars (Structured Finance)	-78.9%	-79.1%
•	The large decline in CDO issuance resulted from continued lack of investor appetite for the complex deal structures and secondary market trading liquidity concerns.
•	Continued deterioration in the subprime mortgage market has significantly impacted dollar volume issuance in the RMBS market.
•	CMBS issuance decreased due to the market dislocation attributed to high credit spreads resulting in high interest rates which are not economical to borrowers.
•	In Europe, widening credit spreads and weak secondary market trading have contributed to the decline in new issue ABS volume.

	Year-to-Date
	Compared to Prior Year
Corporate Issuance	U.S.	Europe
High Yield Issuance	-65.7%	-73.4%
Investment Grade	-27.7%	-12.2%
Total New Issue Dollars (Corporate)	-32.1%	-14.9%
•	Corporate debt issuance declined as the result of insufficient investor demand despite widening credit spreads in both the investment grade and high yield sectors.
•	New dollar issuance in the U.S. municipal market increased 0.4% for the first nine months of 2008 compared to the same period of last year.
Outlook
The current turbulent conditions in the global financial markets have resulted from illiquid credit markets, financial difficulties experienced by several financial institutions and shrinking investor confidence in the capital markets. Because of the current credit market conditions, issuance levels deteriorated significantly across all asset classes. It is possible that these market conditions and global issuance levels in structured finance and corporate issuance could persist through the end of 2008 and beyond. The outlook for RMBS, CMBS and CDO asset classes as well as other asset classes is dependent upon many factors, including the general condition of the economy, interest rates, credit quality and spreads, and the level of liquidity in the financial markets. Although several governments and central banks around the globe have recently implemented measures in an attempt to provide additional liquidity to the global credit markets, it is still too early to determine the effectiveness of these measures.

Legal and Regulatory Environment
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
On June 16, 2008, the SEC issued proposed rules that focus largely on NRSROs’ structured finance ratings process.  The proposed rules address a broad range of issues, including disclosure and management of conflicts related to the issuer-pays model, prohibitions against analysts’ accepting gifts or making “recommendations” when rating a security, and limitations on analyst participation in fee discussions.  Under the proposed rules, additional records of all rating actions must be created, retained and made public, and records must be kept of material deviations in ratings assigned from model outputs as well as complaints about analysts’ performance.  The proposals require more disclosure of performance statistics and methodologies, a new annual report by NRSROs of their rating actions to be provided confidentially to the SEC, and unless structured finance ratings are distinguished from other ratings, NRSROs will be required to issue a report describing the differences for each structured rating.  S&P submitted comments on the proposals by the July 25th deadline. The Company believes that some of the proposals raise serious legal issues.  On July 1, 2008, the SEC also proposed changes to numerous SEC rules and forms that expressly utilize NRSRO ratings.  The SEC’s review of these proposals is ongoing.
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
On October 16, 2007, Standard & Poor’s received a subpoena from the Connecticut Attorney General’s Office requesting information and documents relating to the conduct of Standard & Poor’s credit ratings business. The subpoena appeared to relate to an investigation by the Connecticut Attorney General into whether Standard & Poor’s, in the conduct of its credit ratings business, violated the Connecticut Antitrust Act. Subsequently, a second subpoena dated December 6, 2007, seeking information and documents relating to the rating of securities backed by residential real estate mortgages, and a third subpoena dated January 14, 2008, seeking information and documents relating to the rating of municipal and corporate debt, were served. On July 30, 2008, the Connecticut Attorney General filed suit against the Company in the Superior Court of the State of Connecticut, Judicial District of Hartford, alleging that Standard & Poor’s breached the Connecticut Unfair Trade Practices Act by assigning lower credit ratings to bonds issued by states, municipalities and other public entities as compared to corporate debt with similar or higher rates of default. The plaintiff seeks a variety of remedies, including injunctive relief, an accounting, civil penalties, restitution, disgorgement of revenues and profits and attorneys’ fees. On August 29, 2008, the Company removed this case to the United States District Court, District of Connecticut; on September 29, 2008, plaintiff filed a motion to remand; and, on October 20, 2008, the Company filed a motion to dismiss the Complaint for improper venue. The Company believes the litigation to be without merit and intends to defend against it vigorously.
On November 8, 2007, Standard & Poor’s received a civil investigative demand from the Massachusetts Attorney General’s Office requesting information and documents relating to Standard & Poor’s ratings of securities backed by residential real estate mortgages. Standard & Poor’s is responding to this request.
On October 22, 2008, the House Committee on Oversight and Government Reform held a hearing titled “Credit Rating Agencies and the Financial Crisis”. S&P participated in this hearing.
Outside the United States, particularly in Europe, regulators and government officials have reviewed whether credit rating agencies should be subject to formal oversight. In the past several years, the European Commission, the Committee of European Securities Regulators (“CESR”) which is charged with monitoring and reporting to the European Commission on rating agencies’ compliance with IOSCO’s Code of Conduct (see below), and the International Organization of Securities Commissions (“IOSCO”) have issued reports, consultations and questionnaires concerning the role of credit rating agencies and potential regulation. In May 2008, IOSCO issued a report on the role of rating agencies in the structured finance market and related changes to its 2004 Code of Conduct Fundamentals for Credit Rating Agencies. IOSCO’s report reflects comments received during a public consultation process. S&P and other global rating agencies contributed to this process. S&P has started to implement many of IOSCO’s recommendations and expects to update its Code of Conduct as appropriate. In May 2008, CESR issued its second report to the European Commission on rating agencies’ compliance with IOSCO’s original Code of Conduct, the role of rating agencies in structured finance and recommendations for, among other things, additional monitoring and oversight of rating agencies. CESR also requested public comments during a consultation period leading up to the final report. In June 2008, the European Securities Markets Expert Group (“ESME”), a group of senior practitioners and advisors to the European Commission, issued its report on the role of rating agencies and a separate set of recommendations. S&P engaged with ESME during its review process. On July 31, 2008, the European Commission issued extensive proposals for a European Union-wide regulatory framework for rating agencies and policy options for the use of ratings in legislation. The proposals cover conflicts of interest, corporate governance, methodology and disclosure requirements and the potential for numerous European Union supervisors to inspect and sanction agencies using different standards. The deadline for comments was September 5, 2008. S&P’s comment letter focused on the need to preserve analytical independence, to follow globally consistent principles such as the IOSCO Code, and to ensure that regulatory oversight is also globally consistent. The European Commission is expected to publish a final draft proposal in November 2008. Legislation could be finalized and become effective in 2009.
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
A writ of summons was served on The McGraw-Hill Companies, SRL and on The McGraw-Hill Companies, SA (both indirect subsidiaries of the Company) (collectively, “Standard & Poor’s”) on September 29, 2005 and October 7, 2005, respectively, in an action brought in the Tribunal of Milan, Italy by Enrico Bondi (“Bondi”), the Extraordinary Commissioner of Parmalat Finanziaria S.p.A. and Parmalat S.p.A. (collectively, “Parmalat”). Bondi has brought numerous other lawsuits in both Italy and the United States against entities and individuals who had dealings with Parmalat. In this suit, Bondi claims that Standard & Poor’s, which had issued investment grade ratings on Parmalat until shortly before Parmalat’s collapse in December 2003, breached its duty to issue an independent and professional rating and negligently and knowingly assigned inflated ratings in order to retain Parmalat’s business. Alleging joint and several liability, Bondi claims damages of euros 4,073,984,120 (representing the value of bonds issued by Parmalat and the rating fees paid by Parmalat) with interest, plus damages to be ascertained for Standard & Poor’s alleged complicity in aggravating Parmalat’s financial difficulties and/or for having contributed in bringing about Parmalat’s indebtedness towards its bondholders, and legal fees. The Company believes that Bondi’s allegations and claims for damages lack legal or factual merit. Standard & Poor’s filed its answer, counterclaim and third-party claims on March 16, 2006 and will continue to vigorously contest the action. The next hearing in this matter is scheduled to be held in October 2009.
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
On August 9, 2007, a pro se action titled Blomquist v. Washington Mutual, et al., was filed in the District Court for the Northern District of California against numerous financial institutions, government agencies and individuals, including the Company and Mr. Harold McGraw III, the CEO of the Company, alleging various state and federal claims. The claims against the Company and Mr. McGraw concern Standard & Poor’s ratings of subprime mortgage-backed securities. An amended Complaint was filed in the Blomquist action on September 10, 2007 which added two other rating agencies as defendants. On May 12, 2008, the Company and Mr. McGraw filed a motion to dismiss all claims asserted against them and, by Order dated July 23, 2008, the District Court granted the motion and dismissed all claims asserted against the Company and Mr. McGraw and denied plaintiff leave to amend as against them. On August 25, 2008, plaintiff filed a notice of appeal in the Ninth Circuit. Plaintiff must file his appeal brief by December 10, 2008.

On August 28, 2007, a putative shareholder class action titled Reese v. Bahash was filed in the District Court for the District of Columbia against Mr. Robert Bahash, the CFO of the Company, alleging claims under the federal securities laws and state tort law concerning Standard & Poor’s ratings, particularly its ratings of subprime mortgage-backed securities. On February 11, 2008, the District Court entered an order appointing a lead plaintiff and on May 7, 2008 an amended Complaint was filed alleging violations of the federal securities laws; the Company and Mr. McGraw were named as additional defendants. The amended Complaint asserts, among other things, that the defendants failed to warn investors that problems in the structured finance market, particularly the subprime lending market, would negatively affect the Company’s financial performance. On June 18, 2008, in response to a Consent Motion filed on behalf of the Company and Messrs. McGraw and Bahash, the District Court entered an Order transferring the action to the United States District Court for the Southern District of New York. Plaintiffs are scheduled to file a second amended Complaint on or before November 3, 2008. The Company believes the litigation to be without merit and intends to defend against it vigorously.
Three actions were filed in New York State Supreme Court, New York County, naming The McGraw-Hill Companies, Inc. (“McGraw-Hill” or the “Company”) as a defendant. The first case, brought by the New Jersey Carpenters Vacation Fund, on behalf of itself and all others similarly situated, was filed on May 14, 2008 and relates to certain mortgage-backed securities issued by various HarborView Mortgage Loan Trusts. The second, brought by the New Jersey Carpenters Health Fund, on behalf of itself and all others similarly situated, was filed on May 21, 2008 and relates to certain mortgage-backed securities issued by various NovaStar Mortgage Funding Trusts. The third case, brought again by the New Jersey Carpenters Vacation Fund, on behalf of itself and all others similarly situated, was filed on June 3, 2008 and relates to an October 30, 2006 offering by Home Equity Mortgage Trust 2006-5. The central allegation against the Company in each of these cases is that the Company issued inappropriate credit ratings on the applicable mortgage-backed securities in alleged violation of Section 11 of the Securities Exchange Act of 1933. In each, plaintiff seeks as relief compensatory damages for the alleged decline in value of the securities, as well as an award of reasonable costs and expenses. Plaintiff has sued other parties, including the issuers and underwriters of the securities, in each case as well. All three cases were originally filed in New York State Supreme Court, New York County and all have been subsequently removed to the United States District Court for the Southern District of New York. Plaintiff sought to remand the three cases, although they withdrew their motion in one case. In another case, the District Court denied the motion to remand and plaintiff has requested leave to appeal from that decision. In the third case, the motion to remand is presently sub judice. The Company believes the litigations to be without merit and intends to defend against them vigorously.
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
On July 30, 2008, the Connecticut Attorney General filed suit against the Company in the Superior Court of the State of Connecticut, Judicial District of Hartford, alleging that Standard & Poor’s breached the Connecticut Unfair Trade Practices Act by assigning lower credit ratings to bonds issued by states, municipalities and other public entities as compared to corporate debt with similar or higher rates of default. The plaintiff seeks a variety of remedies, including injunctive relief, an accounting, civil penalties, restitution, disgorgement of revenues and profits and attorneys’ fees. On August 29, 2008, the Company removed this case to the United States District Court, District of Connecticut; on September 29, 2008, plaintiff filed a motion to remand; and, on October 20, 2008, the Company filed a motion to dismiss the Complaint for improper venue. The Company believes the litigation to be without merit and intends to defend against it vigorously.
On August 25, 2008, plaintiff Abu Dhabi Commercial Bank filed an action in the District Court for the Southern District of New York against a number of defendants, including the Company. The action, titled Abu Dhabi Commercial Bank v. Morgan Stanley Incorporated et al., arises out of plaintiff’s investment in certain structured investment vehicles (“SIVs”). Plaintiff alleges various common law causes of action against the defendants, asserting that it suffered losses as a result of violations of law by those who created, managed, arranged, and issued credit ratings for those investments. The central allegation against the Company is that it issued inappropriate credit ratings with respect to the SIVs. Plaintiff seeks compensatory and punitive damages plus reasonable costs, expenses, and attorneys fees. The Company, which has not yet answered or responded to the Complaint, believes the litigation to be without merit and intends to defend against it vigorously.
On September 10, 2008, a putative shareholder class action titled Patrick Gearren, et al. v. The McGraw-Hill Companies, Inc., et al. was filed in the District Court for the Southern District of New York against the Company, its Board of Directors, its Pension Investment Committee and the administrator of its pension plans. The Complaint alleges that the defendants breached fiduciary duties to participants in the Company’s ERISA plans by allowing participants to continue to invest in Company stock as an investment option under the plans during a period when plaintiffs allege the Company’s stock price to have been artificially inflated. The Complaint also asserts that defendants breached fiduciary duties under ERISA by making certain material misrepresentations and non-disclosures in plan communications and the Company’s SEC filings. The purported class period is from December 31, 2006 through March 11, 2008. The Company, which has not yet answered or responded to the Complaint, believes the litigation to be without merit and intends to defend against it vigorously.
On September 26, 2008, plaintiff Daniel Kramer filed an action in the Superior Court of New Jersey, Bergen County, titled Kramer v. Federal National Mortgage Association, et al., against a number of defendants including the Company.  The central allegation against the Company is that the Company issued inappropriate credit ratings on certain securities issued by defendant Federal National Mortgage Association in alleged violation of the Securities Exchange Act of 1933. Plaintiff seeks as relief compensatory damages, as well as an award of reasonable costs and expenses, and attorneys fees. On October 27, 2008, the Company removed this case to the United States District Court, District of New Jersey. The Company believes the litigation to be without merit and intends to defend against it vigorously.
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
Information & Media

	Nine		Nine
	Months	%	Months
	2008	Increase	2007

Revenue
Business-to-Business	$700,757	5.6%	$663,712
Broadcasting	75,290	1.2%	74,434

Total revenue	$776,047	5.1%	$738,146

Operating profit	$59,372	37.3%	$43,255

% Operating margin	7.7%		5.9%

Revenue and Operating Profit
•	Business-to-Business Group revenue growth was driven by Platts, a leading provider of energy and other commodities information, as well as J.D. Power and Associates, partially offset by declines in BusinessWeek.
o	Oil, natural gas and power news and pricing products experienced growth as the increased volatility in crude oil and other commodity prices drove the increased need for market information.

o	Improved market penetration in the international consumer research studies, particularly in Asia, positively influenced growth.
•	According to the Publishers’ Information Bureau (“PIB”), BusinessWeek’s advertising pages in the global edition for the nine-month period were down 14.5%, with a comparable number of issues year to year for PIB purposes and a comparable number of issues for revenue recognition purposes.

•	Broadcasting revenue grew slightly compared to prior year as increases in political advertising were partially offset by declines in base advertising due to economic weakness in key markets.
•	During 2008, the Information & Media segment incurred a pre-tax restructuring charge of $13.9 million consisting of employee severance costs related to the reduction of approximately 140 positions, driven by continued cost containment and cost reduction activities.
•	Continued reductions in 2008 incentive compensation had a positive impact on operating profit for the period, as further discussed in the “Consolidated Review” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
•	Foreign exchange rates had an immaterial impact on segment revenue and operating profit growth.
Industry Highlights and Outlook
•	In the nine-month period, the dollar value of total U.S. construction starts was down 14% against the same period of the prior year. Most of the decline was due to a 38% decrease in residential building activity, partially offset by a 3% increase in nonresidential construction with higher manufacturing building activity offsetting lower commercial building, while non-building construction increased 2%.
•	According to the Publishers’ Information Bureau (“PIB”), advertising pages for all consumer magazine publications are down 9.5% through September 2008 compared to the comparable year to date period in 2007.
•	In the nine-month period, the dollar value of total U.S. light vehicle sales was down 15% against the same period of the prior year. Approximately 67% of the decline in retail sales can be attributed to consumers delaying vehicle purchases. The remaining 33% of the volume decline comes from reduced leasing activity. The decline in vehicle sales is a function of growing consumer concerns over the availability of credit and leasing, declines in vehicle equity and general economic stress.
•	Refer to the Risks and Uncertainties included in the “Consolidated Review” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Liquidity and Capital Resources
The Company continues to maintain a strong financial position. The Company’s primary source of funds for operations is cash generated by operating activities. The Company’s core businesses have been strong cash generators. Income and, consequently, cash provided from operations during the year are significantly impacted by the seasonality of businesses, particularly educational publishing. This seasonality also impacts cash flow and related borrowing patterns. The Company’s cash flow is typically weaker in the first half of the year and strengthens during the third and fourth quarters. Debt financing is used as necessary for share repurchases, seasonal fluctuations in working capital and acquisitions. Cash and cash equivalents were $485.2 million at September 30, 2008, an increase of $89.1 million from December 31, 2007. Most of the cash and equivalents as of September 30, 2008 are held outside the United States. The Company’s subsidiaries maintain cash balances at financial institutions located throughout the world. These cash balances are subject to normal currency exchange fluctuations. Typically, cash held outside the U.S. is anticipated to be utilized to fund international operations or to be reinvested outside the U.S. as a significant portion of the Company’s opportunities for growth in the coming years are expected to be abroad.
Cash Flow
Operating Activities: Cash provided by operating activities was $713.9 million for the first nine months of 2008, as compared to $1,076.9 million during the same period in 2007. The decrease in cash from operating activities from the prior year is primarily the result of a decline in net income, decreased stock-based compensation, and decreases in accounts payable and accrued expenses.
As of September 30, 2008, accounts receivable (before reserves) increased $138.7 million from the prior year-end, primarily due to the seasonality of the educational business. This compares to a $242.2 million increase in 2007. The number of days sales outstanding for operations have decreased by 2 days year over year attributable to strong cash collections. Inventories increased by $74.1 million from the end of 2007 as a result of the stronger adoption opportunities in 2008 compared with 2007.

Accounts payable and accrued expenses decreased by $291.4 million versus year-end primarily due to the timing of performance based compensation payments in the first quarter of 2008, and a reduction in 2008 incentive compensation accruals. This decrease compares to a $65.4 million decrease in 2007.
Investing Activities: Cash used for investing activities was $321.5 million and $390.3 million in the first nine months of 2008 and 2007, respectively. The decrease from the prior year is primarily due to reduced purchases of property and equipment as well as the disposition of the mutual fund data business in the first quarter of 2007.
Purchases of property and equipment totaled $66.4 million in the first nine months of 2008 compared with $146.5 million in 2007. For 2008, capital expenditures are expected to be approximately $115 million and primarily relate to increased investment in the Company’s information technology data centers and other technology initiatives.
Net prepublication costs decreased $21.6 million to $551.5 million from December 31, 2007, as amortization outpaced spending. Prepublication investment in the current year totaled $197.3 million as of September 30, 2008 compared to $209.5 million in 2007. Prepublication investment for 2008 is expected to be approximately $270 million, reflecting new product development in light of the significant adoption opportunities in key states in 2008 and beyond.
Financing Activities: Cash used for financing activities was $292.9 million as of September 30, 2008 compared to $606.2 million in for the same period in 2007. The difference is primarily attributable to the reduced share repurchases in 2008 partially offset by a reduction of $1,021.5 million in borrowings of commercial paper. In 2008, cash was utilized to repurchase approximately 10.5 million shares for $434.1 million on a settlement date basis. An additional 0.4 million shares were repurchased in the third quarter of 2008 for $13.1 million, which settled in October 2008. In 2007, cash was utilized to repurchase approximately 30 million shares for $1,889.9 million. Shares repurchased under the repurchase program were used for general corporate purposes, including the issuance of shares for stock compensation plans and to offset the dilutive effect of the exercise of employee stock options.
There were $307.1 million and $1,082.5 million in commercial paper borrowings outstanding as of September 30, 2008 and 2007, respectively. Commercial paper borrowings are supported by the Company’s new credit facility totaling $1.15 billion, which replaced the $1.2 billion five-year credit facility agreement that was to expire on July 20, 2009. The new credit facility consists of two separate tranches, a $383.3 million 364-day facility that will terminate on September 11, 2009 and a $766.7 million 3-year facility that will terminate on September 12, 2011. The Company pays a commitment fee of 8-17.5 basis points for the 364-day facility and a commitment fee of 10-20 basis points for the 3-year facility, depending upon the credit rating of the Company, whether or not amounts have been borrowed. At the Company’s current credit rating, the commitment fee is 8 basis points for the 364-day facility and 10 basis points for the 3-year facility. The interest rate on borrowings under the credit facility is, at the Company’s option, based on (i) a spread over the prevailing London Inter-Bank Offer Rate (“LIBOR”) that is calculated by multiplying the current 30 business day average of the CDX 5-year investment grade index by a percentage, ranging from 50-100% that is based on the Company’s credit rating (“LIBOR loans”), which at the Company’s current credit rating, the borrowing rate would be 50% of this index, with a minimum spread of 0.5%, or (ii) on the higher of prime, which is the rate of interest publicly announced by the administrative agent, or 0.5% plus the Federal funds rate (“ABR loans”).
The commercial paper market has recently experienced liquidity issues as a result of the current economic turmoil.  The Company continues to have access to the commercial paper market.  However, in the event the Company experiences a negative impact in its ability to issue commercial paper, the Company believes it has adequate cash flows from operations and its new committed credit facility described above to fund ongoing operations.
The new credit facility contains certain covenants. The only financial covenant requires that the Company not exceed indebtedness to cash flow ratio, as defined in the new credit facility, of 4 to 1 at any time. This covenant is similar to the previous credit agreements and has never been exceeded. There were no borrowings under either of the facilities as of September 30, 2008, December 31, 2007 and September 30, 2007.
The Company also has the capacity to issue Extendible Commercial Notes (“ECNs”) of up to $240 million provided that sufficient investor demand for ECNs exists. ECNs replicate commercial paper, except that the Company has an option to extend the note beyond its initial redemption date to a maximum final maturity of

390 days. However, if exercised, such an extension is at a higher reset rate, which is at a predetermined spread over LIBOR and is related to the Company’s commercial paper rating at the time of extension. As a result of the extension option, no backup facilities for these borrowings are required. As is the case with commercial paper, ECNs have no financial covenants. There were no ECNs outstanding at September 30, 2008 and there were $10.0 million outstanding at September 30, 2007. The ECN market is not available and the Company has no plans to utilize this market.
On April 19, 2007, the Company signed a promissory note with one of its providers of banking services to enable the Company to borrow additional funds, on an uncommitted basis, from time to time to supplement its commercial paper borrowings, provided that sufficient investor demand exists. The specific terms (principal, interest rate and maturity date) of each borrowing governed by this promissory note will be determined on the borrowing date of each loan. There were no borrowings outstanding under this promissory note at September 30, 2008 and there were $238.5 million outstanding at September 30, 2007. In the current credit environment, the market for these instruments is currently not available and the Company has no plans to utilize them in the short-term.
Under the shelf registration that became effective with the Securities and Exchange Commission in 1990, an additional $250 million of debt securities can be issued.
On January 31, 2007, the Board of Directors approved a stock repurchase program (the “2007 program”) authorizing the purchase of up to 45 million shares, which was approximately 12.7% of the total shares of the Company’s outstanding common stock at that time. The repurchased shares may be used for general corporate purposes, including the issuance of shares in connection with the exercise of employee stock options. Purchases under this program may be made from time to time on the open market and in private transactions depending on market conditions. At December 31, 2007, authorization for the repurchase of 28 million shares remained under the 2007 program. The Company repurchased 10.9 million shares (on a trade date basis) from the 2007 program during the first nine months of 2008 for $447.2 million at an average price of $41.03 per share. At September 30, 2008, authorization for the repurchase of 17.1 million shares remained under the 2007 program.
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
The Company has naturally hedged positions in most countries from a local currency perspective with offsetting assets and liabilities. The gross amount of the Company’s foreign exchange balance sheet exposure from operations is $151.7 million as of September 30, 2008. Management has estimated using an undiversified average value-at-risk analysis with a 95% confidence level that the foreign exchange gains and losses should not exceed $16.3 million over the next year based on the historical volatilities of the portfolio.
The Company’s net interest expense is sensitive to changes in the general level of U.S. and foreign interest rates. Based on average debt and investments outstanding over the past three months, the following is the projected annual impact on interest expense on current operations:

Percent change in interest rates	Projected annual pre-tax impact on
(+/-)	operations (millions)
1%	$0.8
Recently Issued Accounting Standards
See Footnote 14 of the Notes to the Consolidated Financial Statements in Item 1 of this Form 10-Q.

Since the date of the Annual Report, there have been no other material changes to the Company’s critical accounting policies.
“Safe Harbor” Statement Under the Private Securities Litigation Reform Act of 1995
This section, as well as other portions of this document, includes certain forward-looking statements about the Company’s businesses and our prospects, new products, sales, expenses, tax rates, cash flows, prepublication investments and operating and capital requirements. Such forward-looking statements include, but are not limited to: the strength and sustainability of the U.S. and global economy; Educational Publishing’s level of success in 2008 adoptions and in open territories and enrollment and demographic trends; the level of educational funding; the strength of School Education including the testing market, Higher Education, Professional and International publishing markets and the impact of technology on them; the level of interest rates and the strength of the economy, profit levels and the capital markets in the U.S. and abroad; the level of success of new product development and global expansion and strength of domestic and international markets; the demand and market for debt ratings, including collateralized debt obligations (“CDO”), residential and commercial mortgage and asset-backed securities and related asset classes; the continued difficulties in the credit markets and their impact on Standard & Poor’s and the economy in general; the regulatory environment affecting Standard & Poor’s; the level of merger and acquisition activity in the U.S. and abroad; the strength of the domestic and international advertising markets; the strength and the performance of the domestic and international automotive markets; the volatility of the energy marketplace; the contract value of public works, manufacturing and single-family unit construction; the level of political advertising; and the level of future cash flow, debt levels, manufacturing expenses, distribution expenses, prepublication, amortization and depreciation expense, income tax rates, capital, technology, restructuring charges and other expenditures and prepublication cost investment.
Actual results may differ materially from those in any forward-looking statements because any such statements involve risks and uncertainties and are subject to change based upon various important factors, including, but not limited to, worldwide economic, financial, political and regulatory conditions; currency and foreign exchange volatility; the health of debt and equity markets, including interest rates, credit quality and spreads, the level of liquidity, future debt issuances including residential and commercial mortgage backed securities and CDOs backed by residential mortgages and related asset classes; the implementation of an expanded regulatory scheme affecting Standard & Poor’s ratings and services; the level of funding in the education market (both domestically and internationally); the pace of recovery in advertising; continued investment by the construction, automotive, computer and aviation industries; the successful marketing of new products, and the effect of competitive products and pricing.

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
As of September 30, 2008, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the U.S. Securities Exchange Act of 1934). Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2008.
Other Matters
There have been no changes in the Company’s internal controls over financial reporting during the most recent quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II
Other Information
Item 1. Legal Proceedings
A writ of summons was served on The McGraw-Hill Companies, SRL and on The McGraw-Hill Companies, SA (both indirect subsidiaries of the Company) (collectively, “Standard & Poor’s”) on September 29, 2005 and October 7, 2005, respectively, in an action brought in the Tribunal of Milan, Italy by Enrico Bondi (“Bondi”), the Extraordinary Commissioner of Parmalat Finanziaria S.p.A. and Parmalat S.p.A. (collectively, “Parmalat”). Bondi has brought numerous other lawsuits in both Italy and the United States against entities and individuals who had dealings with Parmalat. In this suit, Bondi claims that Standard & Poor’s, which had issued investment grade ratings on Parmalat until shortly before Parmalat’s collapse in December 2003, breached its duty to issue an independent and professional rating and negligently and knowingly assigned inflated ratings in order to retain Parmalat’s business. Alleging joint and several liability, Bondi claims damages of euros 4,073,984,120 (representing the value of bonds issued by Parmalat and the rating fees paid by Parmalat) with interest, plus damages to be ascertained for Standard & Poor’s alleged complicity in aggravating Parmalat’s financial difficulties and/or for having contributed in bringing about Parmalat’s indebtedness towards its bondholders, and legal fees. The Company believes that Bondi’s allegations and claims for damages lack legal or factual merit. Standard & Poor’s filed its answer, counterclaim and third-party claims on March 16, 2006 and will continue to vigorously contest the action. The next hearing in this matter is scheduled to be held in October 2009.
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
On August 9, 2007, a pro se action titled Blomquist v. Washington Mutual, et al., was filed in the District Court for the Northern District of California against numerous financial institutions, government agencies and individuals, including the Company and Mr. Harold McGraw III, the CEO of the Company, alleging various state and federal claims. The claims against the Company and Mr. McGraw concern Standard & Poor’s ratings of subprime mortgage-backed securities. An amended Complaint was filed in the Blomquist action on September 10, 2007 which added two other rating agencies as defendants. On May 12, 2008, the Company and Mr. McGraw filed a motion to dismiss all claims asserted against them and, by Order dated July 23, 2008, the District Court granted the motion and dismissed all claims asserted against the Company and Mr. McGraw and denied plaintiff leave to amend as against them. On August 25, 2008, plaintiff filed a notice of appeal in the Ninth Circuit. Plaintiff must file his appeal brief by December 10, 2008.
On August 28, 2007, a putative shareholder class action titled Reese v. Bahash was filed in the District Court for the District of Columbia against Mr. Robert Bahash, the CFO of the Company, alleging claims under the federal securities laws and state tort law concerning Standard & Poor’s ratings, particularly its ratings of subprime mortgage-backed securities. On February 11, 2008, the District Court entered an order appointing a lead plaintiff and on May 7, 2008 an amended Complaint was filed alleging violations of the federal securities laws; the Company and Mr. McGraw were named as additional defendants. The amended Complaint asserts, among other things, that the defendants failed to warn investors that problems in the structured finance market, particularly the subprime lending market, would negatively affect the Company’s financial performance. On June 18, 2008, in response to a Consent Motion filed on behalf of the Company and Messrs. McGraw and Bahash, the District Court entered an Order transferring the action to the United States District Court for the Southern District of New York. Plaintiffs are scheduled to file a second amended Complaint on or before November 3, 2008. The Company believes the litigation to be without merit and intends to defend vigorously against it.

Three actions were filed in New York State Supreme Court, New York County, naming The McGraw-Hill Companies, Inc. (“McGraw-Hill” or the “Company”) as a defendant. The first case, brought by the New Jersey Carpenters Vacation Fund, on behalf of itself and all others similarly situated, was filed on May 14, 2008 and relates to certain mortgage-backed securities issued by various HarborView Mortgage Loan Trusts. The second, brought by the New Jersey Carpenters Health Fund, on behalf of itself and all others similarly situated, was filed on May 21, 2008 and relates to certain mortgage-backed securities issued by various NovaStar Mortgage Funding Trusts. The third case, brought again by the New Jersey Carpenters Vacation Fund, on behalf of itself and all others similarly situated, was filed on June 3, 2008 and relates to an October 30, 2006 offering by Home Equity Mortgage Trust 2006-5. The central allegation against the Company in each of these cases is that the Company issued inappropriate credit ratings on the applicable mortgage-backed securities in alleged violation of Section 11 of the Securities Exchange Act of 1933. In each, plaintiff seeks as relief compensatory damages for the alleged decline in value of the securities, as well as an award of reasonable costs and expenses. Plaintiff has sued other parties, including the issuers and underwriters of the securities, in each case as well. All three cases were originally filed in New York State Supreme Court, New York County and all have been subsequently removed to the United States District Court for the Southern District of New York. Plaintiff sought to remand the three cases, although they withdrew their motion in one case. In another case, the District Court denied the motion to remand and plaintiff has requested leave to appeal from that decision. In the third case, the motion to remand is presently sub judice. The Company believes the litigations to be without merit and intends to defend against them vigorously.
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
On July 30, 2008, the Connecticut Attorney General filed suit against the Company in the Superior Court of the State of Connecticut, Judicial District of Hartford, alleging that Standard & Poor’s breached the Connecticut Unfair Trade Practices Act by assigning lower credit ratings to bonds issued by states, municipalities and other public entities as compared to corporate debt with similar or higher rates of default. The plaintiff seeks a variety of remedies, including injunctive relief, an accounting, civil penalties, restitution, disgorgement of revenues and profits and attorneys’ fees. On August 29, 2008, the Company removed this case to the United States District Court, District of Connecticut; on September 29, 2008, plaintiff filed a motion to remand; and, on October 20, 2008, the Company filed a motion to dismiss the Complaint for improper venue. The Company believes the litigation to be without merit and intends to defend against it vigorously.
On August 25, 2008, plaintiff Abu Dhabi Commercial Bank filed an action in the District Court for the Southern District of New York against a number of defendants, including the Company. The action, titled Abu Dhabi Commercial Bank v. Morgan Stanley Incorporated et al., arises out of plaintiff’s investment in certain structured investment vehicles (“SIVs”). Plaintiff alleges various common law causes of action against the defendants, asserting that it suffered losses as a result of violations of law by those who created, managed, arranged, and issued credit ratings for those investments. The central allegation against the Company is that it issued inappropriate credit ratings with respect to the SIVs. Plaintiff seeks compensatory and punitive damages plus reasonable costs, expenses, and attorneys fees. The Company, which has not yet answered or responded to the Complaint, believes the litigation to be without merit and intends to defend against it vigorously.
On September 10, 2008, a putative shareholder class action titled Patrick Gearren, et al. v. The McGraw-Hill Companies, Inc., et al. was filed in the District Court for the Southern District of New York against the Company, its Board of Directors, its Pension Investment Committee and the administrator of its pension plans. The Complaint alleges that the defendants breached fiduciary duties to participants in the Company’s ERISA plans by allowing participants to continue to invest Company stock as an investment option under the plans during a period when plaintiffs allege the Company’s stock price to have been artificially inflated. The Complaint also asserts that defendants breached fiduciary duties under ERISA by making certain material misrepresentations and non-disclosures in plan communications and the Company’s SEC filings. The purported class period is from December 31, 2006 through March 11, 2008. The Company, which has not yet answered or responded to the Complaint, believes the litigation to be without merit and intends to defend against it vigorously.
On September 26, 2008, plaintiff Daniel Kramer filed an action in the Superior Court of New Jersey, Bergen County, titled Kramer v. Federal National Mortgage Association, et al., against a number of defendants including the Company.  The central allegation against the Company is that the Company issued inappropriate credit ratings on certain securities issued by defendant Federal National Mortgage Association in alleged violation of the Securities Exchange Act of 1933. Plaintiff seeks as relief compensatory damages, as well as an award of reasonable costs and expenses, and attorneys fees.  On October 27, 2008, the Company removed this case to the United States District Court, District of New Jersey. The Company believes the litigation to be without merit and intends to defend against it vigorously.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On January 31, 2007, the Board of Directors approved a new stock repurchase program authorizing the purchase of up to 45 million shares, which was approximately 12.7% of the total shares of the Company’s outstanding common stock at that time. During the third quarter of 2008, the Company repurchased 3.5 million shares under the 2007 repurchase program. As of September 30, 2008, 17.1 million shares remained available under the 2007 repurchase program. The repurchase program has no expiration date. The repurchased shares may be used for general corporate purposes, including the issuance of shares in connection with the exercise of employee stock options. Purchases under this program may be made from time to time on the open market and in private transactions, depending on market conditions.
The following table provides information on purchases made by the Company of its outstanding common stock during the third quarter of 2008 pursuant to the stock repurchase program authorized by the Board of Directors on January 31, 2007 (column c). In addition to purchases under the 2007 stock repurchase program, the number of shares in column (a) include: 1) shares of common stock that are tendered to the Registrant to satisfy the employees’ tax withholding obligations in connection with the vesting of awards of restricted performance shares (such shares are repurchased by the Registrant based on their fair market value on the vesting date), and 2) shares of the Registrant deemed surrendered to the Registrant to pay the exercise price and to satisfy the employees’ tax withholding obligations in connection with the exercise of employee stock options. There were no other share repurchases during the quarter outside the stock repurchases noted below:

			(c)Total Number of Shares
	(a)Total Number		Purchased as Part of	(d) Maximum Number of Shares
	of Shares	(b)Average	Publicly Announced	that may yet be Purchased Under
	Purchased	Price Paid per	Programs	the Programs
Period	(in millions)	Share	(in millions)	(in millions)
(Jul. 1 – Jul. 31, 2008)	0.1	$40.65	0.1	20.5
(Aug. 1 – Aug. 31, 2008)	2.2	$43.24	2.2	18.3
(Sept. 1 – Sept. 30, 2008)	1.2	$36.04	1.2	17.1
Total – Qtr	3.5	$40.70	3.5	17.1

Item 6. Exhibits

(15)	Letter on Unaudited Interim Financials

(31.1)	Quarterly Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Quarterly Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Quarterly Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MCGRAW-HILL COMPANIES, INC.
Date: October 28, 2008	By	/s/ Robert J. Bahash
Robert J. Bahash
Executive Vice President and Chief Financial Officer

Date: October 28, 2008	By	/s/ Kenneth M. Vittor
Kenneth M. Vittor
Executive Vice President and General Counsel