Form 10-K
period 2008-12-31
MCGRAW-HILL COMPANIES INC
filed 2009-02-27
CIK 64040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
NONE

(Title of class)

(Title of class)
     Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   ☑Yes   ☐No
     Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   ☐Yes   ☑No
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☑Yes   ☐No
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12-b-2 of the Act).   ☐Yes   ☑No
     The aggregate market value of voting stock held by non-affiliates of the Registrant as of the last business day of the second fiscal quarter ended June 30, 2008, was $12,743,463,262, based on the closing price of the common stock as reported on the New York Stock Exchange of $40.12 per common share. For purposes of this calculation, it is assumed that directors, executive officers and beneficial owners of more than 10% of the registrant outstanding stock are affiliates.
     The number of shares of common stock of the Registrant outstanding as of February 13, 2009 was 314,412,208 shares.
     Part I, Part II and Part III incorporate information by reference from the Annual Report to Shareholders for the year ended December 31, 2008. Part III incorporates information by reference from the definitive proxy statement mailed to shareholders March 20, 2009 for the annual meeting of shareholders to be held on April 29, 2009.

PART I
Item 1. Business
The McGraw-Hill Companies, Inc. (the Registrant or the Company), incorporated in December 1925, is a leading global information services provider serving the financial services, education and business information markets with a wide range of information products and services. Additional markets include energy, automotive, construction, aerospace and defense, broadcasting, and marketing information services. The Company serves its customers through a broad range of distribution channels, including printed books, magazines and newsletters, online via Internet Websites and digital platforms, through wireless and traditional on-air broadcasting, and through a variety of conferences and trade shows.

The Registrant’s 21,649 employees are located worldwide. They perform the vital functions of analyzing the nature of changing demands for information and of channeling the resources necessary to fill those demands. By virtue of the numerous copyrights and licensing, trademark, and other agreements which are essential to such a business, the Registrant is able to collect, compile, and disseminate this information. The Company’s books and magazines are printed by third parties. The Registrant’s principal raw material is paper, and the Registrant has assured sources of supply, at competitive prices, adequate for its business needs.

Descriptions of the Company’s principal products, broad services and markets, and significant achievements are hereby incorporated by reference from Exhibit (13), pages 22 and 23, containing textual material of the Registrant’s 2008 Annual Report to Shareholders.

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

Certifications

The Company has filed the required certifications under Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits (31.1) and (31.2) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2008. In addition the Company has filed the required certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as Exhibit (32) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2008. After the 2009 Annual Meeting of Shareholders, the Company intends to file with the New York Stock Exchange (“NYSE”) the CEO certification regarding the Company’s compliance with the NYSE’s corporate governance listing standards as required by NYSE rule 303A.12. Last year, the Company filed this CEO certification with the NYSE on May 8, 2008.

Information as to Operating Segments

The relative contribution of the operating segments of the Registrant and its subsidiaries to operating revenue, operating profit, long-lived assets and geographic information for the three years ended December 31, 2008, are included in Exhibit (13), on pages 63 and 64 in the Registrant’s 2008 Annual Report to Shareholders and is hereby incorporated by reference.
Item 1a. Risk Factors
As required, the Company is providing the following cautionary statements which identify factors that could cause the Company’s actual results to differ materially from historical and expected results. It is not possible to foresee or identify all such factors. Investors should not consider this list an exhaustive statement of all risks and uncertainties.
•	Growth Rates

The Company’s ability to grow depends upon a number of uncertain events including economic conditions, the outcome of the Company’s strategies of expanding its penetration in global markets, introduction of new products and services, and acquisitions. Difficulties, delays or failure of the Company’s strategies could cause the future growth of the Company to differ materially from its historical growth.

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

The Company’s U.S. educational textbook and testing businesses may be adversely affected by changes in state educational funding as a result of changes in legislation, both at the federal and state level, changes in the state procurement process and changes in the condition of the local, state or U.S. economy. While in the past few years the availability of state and federal funding for elementary and high school education had improved due to legislative mandates such as No Child Left Behind (“NCLB”) and Reading First, future changes in federal funding and the state and local tax base could create an unfavorable environment, leading to budget issues resulting in a decrease in educational funding.

•	Cyclical Nature of Customers’ Businesses

A significant portion of the Company’s sales are to customers in educational markets. The School Education Group and the industry it serves are influenced strongly by the magnitude and timing of state adoption opportunities. Approximately 20 states currently use an adoption process to purchase textbooks. In the remaining states, known as “open territories”, textbooks are purchased independently by local districts or individual schools. The Company’s internal estimate indicates that the 2009 el-hi market overall is expected to decline 10% to 15%. In addition, despite the size of the market, there is no guarantee that the Company will be successful in the state new adoption market or in open territories.

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

The markets for credit ratings as well as research, investment and advisory services are very competitive. The Financial Services segment competes domestically and internationally on the basis of a number of factors, including quality of ratings, research and investment advice, client service, reputation, price, geographic scope, range of products and services, and technological innovation. In addition, in some of the countries in which Standard & Poor’s competes, governments may provide financial or other support to locally-based rating agencies and may from time to time establish official credit rating agencies, credit ratings criteria or procedures for evaluating local issuers. The financial services industry is also subject to the potential for increasing regulation in the United States and abroad. The businesses conducted by the Financial Services segment are in certain cases regulated under the U.S. Credit Rating Agency Reform Act of 2006, Investment Advisers Act of 1940, the U.S. Securities Exchange Act of 1934, the National Association of Securities Dealers and/or the laws of the states or other jurisdictions in which they conduct business. In the past several years the U.S. Congress, the Securities and Exchange Commission (“SEC”), the European Commission, through the Committee of European Securities Regulators (“CESR”) and the International Organization of Securities Commissions (“IOSCO”), a global group of securities commissioners, have been reviewing the role of rating agencies and their processes and the need for greater oversight or regulations concerning the issuance of credit ratings or the activities of credit rating agencies. Local, national and multinational bodies have considered and adopted other legislation and regulations relating to credit rating agencies from time to time and are likely to continue to do so in the future. The Company does not believe that any new or currently proposed legislation, regulations or judicial determinations would have a materially adverse effect on its financial condition or results of operations. However, new legislation, regulations or judicial determinations applicable to credit rating agencies in the United States and abroad could affect the competitive and financial position of Standard & Poor’s ratings services. Additional information on the SEC’s activities regarding rating agencies is provided in the Management’s Discussion and Analysis section of the Company’s 2008 Annual Report to Shareholders.

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

The Company operates in highly competitive markets that are subject to rapid change, and the Company must continue to invest and adapt to remain competitive. There are substantial uncertainties associated with the Company’s efforts to develop new products and services for the markets it serves. The Company makes significant investments in new products and services that may not be profitable and even if they are profitable, operating margins for new products and businesses may be lower than the margins the Company has experienced historically. The Company also could experience threats to its existing businesses from the rise of new competitors due to the rapidly changing environment within which the Company operates. The Company relies on its information technology environment and certain critical databases, systems and applications to support key product and service offerings. The Company believes it has appropriate policies, processes and internal controls to ensure the stability of its information technology, provide security from unauthorized access to its systems and maintain business continuity. The Company’s operating results may be adversely impacted by unanticipated system failures or data corruption.

•	Operating Costs and Expenses

The Company’s major expense categories include employee compensation and printing, paper, and distribution costs for product-related manufacturing. The Company offers its employees competitive salary and benefit packages in order to attract and retain the quality employees required to grow and expand its businesses. Compensation costs are influenced by general economic factors, including those affecting the cost of health insurance and postretirement benefits, and any trends specific to the employee skill sets the Company requires. In addition, the Company’s reported earnings may be adversely affected by changes in pension costs and funding requirements due to poor investment returns and/or changes in pension regulations. Paper prices fluctuate based on the worldwide demand and supply for paper in general and for the specific types of paper used by the Company. The Company’s overall paper price increase is currently limited due to negotiated price reductions, long-term agreements, and short-term price caps for a portion of paper purchases that are not protected by long-term agreements. The Company’s books and magazines are printed by third parties. The Company typically has multi-year contracts for the production of books and magazines, a practice which reduces price fluctuations over the contract term. Any significant increase in these costs could adversely affect the Company’s results of operations. The Company makes significant investments in information technology data centers and other technology initiatives. Additionally, the Company makes significant investments in the development of programs for the el-hi market place. Although the Company believes it is prudent in its investment strategies and execution of its implementation plans, there is no assurance as to the ultimate recoverability of these investments.

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

•	Consolidation of Customers

The Company’s investment services businesses have a customer base which is largely comprised of members from the financial services industry. The current challenging business environment and the consolidation of customers resulting from mergers and acquisitions in the financial services industry can result in reductions in the number of firms and workforce which can impact the size of our customer base.
Item 1b. Unresolved Staff Comments
None.

Item 2. Properties
The Registrant leases office facilities at 235 locations: 109 are in the United States. In addition, the Registrant owns real property at 22 locations, of which 10 are in the United States. The principal facilities of the Registrant are as follows:

	Owned	Square
	or	Feet
Locations	Leased	(thousands)	Segment

Domestic
New York, NY
55 Water Street	Leased	1,071	Financial Services
2 Penn Plaza	Leased	408	Various Segments
1221 Avenue of the Americas	Leased	420	Corporate Headquarters
			Various Segments

Blacklick, OH
Book Distr. Ctr.	Owned	558	McGraw-Hill Education
Office	Owned	73	McGraw-Hill Education

Ashland, OH	Leased	602	McGraw-Hill Education

Groveport, OH	Leased	506	McGraw-Hill Education

Columbus, OH
Orion Place	Owned	170	McGraw-Hill Education
Easton Commons	Leased	69	McGraw-Hill Education

East Windsor, NJ	Owned
Office		333	Various Segments
Data Center		258	Various Segments
Warehouse		285	Vacant

Delran, NJ	Leased	108	McGraw-Hill Education

DeSoto, TX	Leased
Book Distr. Ctr.		382	McGraw-Hill Education
Assembly Plant		418	McGraw-Hill Education

Monterey, CA	Owned	215	McGraw-Hill Education

Westlake Village, CA	Leased	93	Information & Media

Mather, CA	Leased	56	McGraw-Hill Education

San Francisco, CA	Leased	53	Various Segments

San Diego, CA	Owned	43	Information & Media

Dubuque, IA
Chavenelle Drive	Leased	331	McGraw-Hill Education
Bell Street	Owned	139	McGraw-Hill Education

Chicago, IL	Leased	152	Various Segments

	Owned	Square
	or	Feet
Locations	Leased	(thousands)	Segment

Burr Ridge, IL	Leased	137	McGraw-Hill Education

Centennial, CO	Owned	132	Various Segments

Denver, CO	Owned	88	Information & Media

Indianapolis, IN
North Michigan Road	Leased	127	McGraw-Hill Education
81st Street	Leased	66	McGraw-Hill Education
North Meridian Street	Owned	54	Information & Media

Washington, DC	Leased	68	Various Segments

Norcross, GA	Leased	66	McGraw-Hill Education

Lake Mary, FL	Leased	58	McGraw-Hill Education

Troy, MI	Leased	54	Information & Media

Boston, MA	Leased	42	Financial Services

Bothell, WA	Leased	39	McGraw-Hill Education

Foreign
Canary Wharf, England	Leased	266	Various Segments

Maidenhead, England	Leased	83	Various Segments

Wooburn, England	Leased	45	McGraw-Hill Education

Mexico City, Mexico	Leased	103	McGraw-Hill Education

Whitby, Canada	Owned
Office		94	McGraw-Hill Education
Book Distr. Ctr.		82	McGraw-Hill Education

Madrid, Spain	Leased	97	McGraw-Hill Education

Jurong, Singapore	Owned	91	McGraw-Hill Education
Singapore, Singapore	Leased	40	McGraw-Hill Education

Mumbai, India	Leased	109	Financial Services
New Delhi, India	Leased	52	McGraw-Hill Education

Frankfurt, Germany	Leased	39	Various Segments
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

On August 9, 2007, a pro se action titled Blomquist v. Washington Mutual, et al., was filed in the District Court for the Northern District of California alleging various state and federal claims against, inter alia, numerous mortgage lenders, financial institutions, government agencies and credit rating agencies. The Complaint also asserts claims against the Company and Mr. Harold McGraw III, the CEO of the Company in connection with Standard & Poor’s ratings of subprime mortgage-backed securities. On July 23, 2008, the District Court dismissed all claims asserted against the Company and Mr. McGraw, on their motion, and denied plaintiff leave to amend as against them. No appeal was perfected within the time permitted.

On August 28, 2007, a putative shareholder class action titled Reese v. Bahash was filed in the District Court for the District of Columbia, and was subsequently transferred to the Southern District of New York. The Company and its CEO and CFO are currently named as defendants in the suit, which alleges claims under the federal securities laws in connection with alleged misrepresentations and omissions made by the defendants relating to the Company’s earnings and S&P’s business practices. On November 3, 2008, the District Court denied Lead Plaintiff’s motion to lift the discovery stay imposed by the Private Securities Litigation Reform Act in order to obtain documents S&P submitted to the SEC during the SEC’s examination. The Company filed a motion to dismiss the Second Amended Complaint on February 3, 2009 and expects that motion to be fully submitted by May 4, 2009. The Company believes the litigation to be without merit and intends to defend against it vigorously.

In May and June 2008, three purported class actions were filed in New York State Supreme Court, New York County, naming the Company as a defendant. The named plaintiff in one action is New Jersey Carpenters Vacation Fund and the New Jersey Carpenters Health Fund is the named plaintiff in the other two. All three actions have been successfully removed to the United States District Court for the Southern District of New York. The first case relates to certain mortgage-backed securities issued by various HarborView Mortgage Loan Trusts, the second relates to certain mortgage-backed securities issued by various NovaStar Mortgage Funding Trusts, and the third case relates to an offering by Home Equity Mortgage Trust 2006-5. The central allegation against the Company in each of these cases is that Standard & Poor’s issued inappropriate credit ratings on the applicable mortgage-backed securities in alleged violation of Section 11 of the Securities Exchange Act of 1933. In each, plaintiff seeks as relief compensatory damages for the alleged decline in value of the securities as well as an award of reasonable costs and expenses. Plaintiff has sued other parties, including the issuers and underwriters of the securities, in each case as well. The Company believes the litigations to be without merit and intends to defend against them vigorously.

On July 11, 2008, plaintiff Oddo Asset Management filed an action in New York State Supreme Court, New York County, against a number of defendants, including the Company. The action, titled Oddo Asset Management v. Barclays Bank PLC, arises out of plaintiff’s investment in two structured investment vehicles, or SIV-Lites, that plaintiff alleges suffered losses as a result of violations of law by those who created, managed, arranged, and issued credit ratings for those investments. The central allegation against the Company is that it aided and abetted breaches of fiduciary duty by the collateral managers of the two SIV-Lites by allegedly falsely confirming the credit ratings it had previously given those investments. Plaintiff seeks compensatory and punitive damages plus reasonable costs, expenses, and attorneys fees. Motions to dismiss the Complaint were filed on October 31, 2008 by the Company and the other Defendants, which are sub judice. The Company believes the litigation to be without merit and intends to defend against it vigorously.

On July 30, 2008, the Connecticut Attorney General filed suit against the Company in the Superior Court of the State of Connecticut, Judicial District of Hartford, alleging that Standard & Poor’s breached the Connecticut Unfair Trade Practices Act by assigning lower credit ratings to bonds issued by states, municipalities and other public entities as compared to corporate debt with similar or higher rates of default. The plaintiff seeks a variety of remedies, including injunctive relief, an accounting, civil penalties, restitution, disgorgement of revenues and profits and attorneys fees. On August 29, 2008, the Company removed this case to the United States District Court, District of Connecticut; on September 29, 2008, plaintiff filed a motion to remand; and, on October 20, 2008, the Company filed a motion to dismiss the Complaint for improper venue. The Company believes the litigation to be without merit and intends to defend against it vigorously.

On August 25, 2008, plaintiff Abu Dhabi Commercial Bank filed an action in the District Court for the Southern District of New York against a number of defendants, including the Company. The action, titled Abu Dhabi Commercial Bank v. Morgan Stanley Incorporated, et al., arises out of plaintiff’s investment in certain structured investment vehicles (“SIVs”). Plaintiff alleges various common law causes of action against the defendants, asserting that it suffered losses as a result of violations of law by those who created, managed, arranged, and issued credit ratings for those investments. The central allegation against the Company is that Standard & Poor’s issued inappropriate credit ratings with respect to the SIVs. Plaintiff seeks compensatory and punitive damages plus reasonable costs, expenses, and attorneys fees. On November 5, 2008, a motion to dismiss was filed by the Company and the other Defendants for lack of subject matter jurisdiction, but the matter is presently in abeyance pending limited third-party discovery on jurisdictional issues. The Company believes the litigation to be without merit and intends to defend against it vigorously.

On September 10, 2008, a putative shareholder class action titled Patrick Gearren, et al. v. The McGraw-Hill Companies, Inc., et al. was filed in the District Court for the Southern District of New York against the Company, its Board of Directors, its Pension Investment Committee and the administrator of its pension plans. The Complaint alleges that the defendants breached fiduciary duties to participants in the Company’s ERISA plans by allowing participants to continue to invest in Company stock as an investment option under the plans during a period when plaintiffs allege the Company’s stock price to have been artificially inflated. The Complaint also asserts that defendants breached fiduciary duties under ERISA by making certain material misrepresentations and non-disclosures in plan communications and the Company’s SEC filings. An Amended Complaint was filed January 5, 2009. The Company, which has not yet answered or responded to the Amended Complaint, believes the litigation to be without merit and intends to defend against it vigorously.

On September 26, 2008, a putative class action was filed in the Superior Court of New Jersey, Bergen County, titled Kramer v. Federal National Mortgage Association (“Fannie Mae”), et al., against a number of defendants including the Company. The central allegation against the Company is that Standard & Poor’s issued inappropriate credit ratings on certain securities issued by defendant Federal National Mortgage Association in alleged violation of Section 12(a)(2) of the Securities Exchange Act of 1933. Plaintiff seeks as relief compensatory damages, as well as an award of reasonable costs and expenses, and attorneys fees. On October 27, 2008, the Company removed this case to the United States District Court, District of New Jersey. The Judicial Panel for Multidistrict Litigation has transferred 19 lawsuits involving Fannie Mae, including this case, to Judge Lynch in the United States District Court for the Southern District of New York for pretrial purposes. The Company believes the litigation to be without merit and intends to defend against it vigorously.

On November 20, 2008, a putative class action was filed in New York State Supreme Court, New York County titled Tsereteli v. Residential Asset Securitization Trust 2006-A8 (“the Trust”), et al., asserting Section 11 and Section 12(a)(2) of the Securities Exchange Act of 1933 claims against the Trust, Credit Suisse Securities (USA) LLC, Moody’s and the Company with respect to mortgage-backed securities issued by the Trust. On December 8, 2008, Defendants removed the case to the United States District Court for the Southern District of New York. Defendants’ time to respond to the Complaint is stayed pending the selection of a lead plaintiff. The Company believes the litigation to be without merit and intends to defend against it vigorously.

On December 2, 2008, a putative class action was filed in California Superior Court titled Public Employees’ Retirement System of Mississippi v. Morgan Stanley, et al., asserting Section 11 and Section 12(a)(2) of the Securities Exchange Act of 1933 claims against the Company, Moody’s and various Morgan Stanley trusts relating to mortgage-backed securities issued by the trusts. On December 31, 2008, Defendants removed the case to the United States District Court for the Central District of California. On January 30, 2009, plaintiff filed a motion to remand and, on the same date, the defendants filed a motion to transfer the action to the Southern District of New York. The Company believes the litigation to be without merit and intends to defend against it vigorously.

An action was brought in the Civil Court of Milan, Italy on December 5, 2008, titled Loconsole, et al. v. Standard & Poor’s Europe Inc. in which 30 purported investors claim to have relied upon Standard & Poor’s ratings of Lehman Brothers. Responsive papers are due in early April 2009. The Company believes the litigation to be without merit and intends to defend against it vigorously.

On January 8, 2009, a complaint was filed in the District Court for the Southern District of New York titled Teamsters Allied Benefit Funds v. Harold McGraw III, et al., asserting nine claims, including causes of action for securities fraud, breach of fiduciary duties and other related theories, against the Board of Directors and several officers of the Company. The claims in the complaint are premised on the alleged role played by the Company’s directors and officers in the issuance of “excessively high ratings” by Standard & Poor’s and subsequent purported misstatements or omissions in the Company’s public filings regarding the financial results and operations of the ratings business. The Company believes the litigation to be without merit and intends to defend against it vigorously.

On January 20, 2009, a putative class action was filed in the Superior Court of the State of California, Los Angeles County titled IBEW Local 103 v. IndyMac MBS, Inc., et al., asserting claims under the federal securities laws on behalf of a purported class of purchasers of certain issuances of mortgage-backed securities. The Complaint asserts claims against the trusts that issued the securities, the underwriters of the securities and the rating agencies that issued credit ratings for the securities. With respect to the rating agencies, the Complaint asserts a single claim under Section 12 of the Securities Exchange Act of 1933. Plaintiff seeks as relief compensatory damages for the alleged decline in value of the securities, as well as an award of reasonable costs and expenses. The Company believes the litigation to be without merit and intends to defend against it vigorously.

On January 21, 2009, the National Community Reinvestment Coalition (“NCRC”) filed a complaint with the U.S. Department of Housing and Urban Development Office of Fair Housing and Equal Opportunity (“HUD”) against Standard & Poor’s Ratings Services. The Complaint asserts claims under the Fair Housing Act of 1968 and alleges that S&P’s issuance of credit ratings on securities backed by subprime mortgages had a “disproportionate adverse impact on African Americans and Latinos, and persons living in African-American and Latino communities.” NCRC seeks declaratory, injunctive, and compensatory relief, and also requests that HUD award a civil penalty against the Company. The Company believes that the Complaint is without merit and intends to defend against it vigorously.

On January 26, 2009, a pro se action titled Grassi v. Moody’s, et al., was filed in the Superior Court of California, Placer County, against Standard & Poor’s and two other rating agencies, alleging negligence and fraud claims, in connection with ratings of securities issued by Lehman Brothers Holdings Inc. Plaintiff seeks as relief compensatory and punitive damages. The Company believes the litigation to be without merit and intends to defend against it vigorously.

On January 29, 2009, a putative class action was filed in the District Court for the Southern District of New York titled Boilermaker-Blacksmith National Pension Trust v. Wells Fargo Mortgage-Backed Securities 2006 AR1 Trust, et al, asserting claims under the federal securities laws on behalf of a purported class of purchasers of certain issuances of mortgage-backed securities. The Complaint asserts claims against the trusts that issued the securities, the underwriters of the securities and the rating agencies that issued credit ratings for the securities. With respect to the rating agencies, the Complaint asserts claims under Sections 11 and 12(a)(2) of the Securities Exchange Act of 1933. Plaintiff seeks as relief compensatory damages for the alleged decline in value of the securities, as well as an award of reasonable costs and expenses. The Company believes the litigation to be without merit and intends to defend against it vigorously.

On February 6, 2009, a putative class action was filed in the District Court for the Southern District of New York titled Public Employees’ Retirement System of Mississippi v. Goldman Sachs Group, Inc., et al., asserting Section 11 and Section 12(a)(2) of the Securities Exchange Act of 1933 claims against the Company, Moody’s, Fitch and Goldman Sachs relating to mortgage-backed securities. The Company believes the litigation to be without merit and intends to defend against it vigorously.

The Company has been added as a defendant to a case title Pursuit Partners, LLC v. UBS AG et al., pending in the Superior Court of Connecticut, Stamford. Plaintiffs allege various Connecticut statutory and common law causes of action against the rating agencies and UBS relating to their purchase of CDO Notes. Plaintiffs seek compensatory and punitive damages, treble damages under Connecticut law, plus costs, expenses, and attorneys fees. The Company believes the litigation to be without merit and intends to defend against it vigorously.

The Company has been named as a defendant in a putative class action filed in February 2009 in the District Court for the Southern District of New York titled Public Employees’ Retirement System of Mississippi v. Merrill Lynch et al., asserting Section 11 and Section 12(a)(2) of the Securities Exchange Act of 1933 claims against Merrill Lynch, various issuing trusts, the Company, Moody’s and others relating to mortgage-backed securities. The Company believes the litigation to be without merit and intends to defend against it vigorously.

The Company has been named as a defendant in an amended complaint filed in February 2009 in a matter titled In re Lehman Brothers Mortgage-Backed Securities Litigation pending in the District Court for the Southern District of New York, asserting claims under Sections 11, 12 and 15 of the Securities Exchange Act of 1933 against various issuing trusts, the Company, Moody’s and others relating to mortgage-backed securities. The Company believes the litigation to be without merit and intends to defend against it vigorously.

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
Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of Registrant’s security holders during the last quarter of the period covered by this Report.
Executive Officers of the Registrant

Name	Age	Position
Harold McGraw III	60	Chairman of the Board, President and Chief Executive Officer
Robert J. Bahash	63	Executive Vice President and Chief Financial Officer
Bruce D. Marcus	60	Executive Vice President and Chief Information Officer
David L. Murphy	63	Executive Vice President, Human Resources
D. Edward Smyth	59	Executive Vice President, Corporate Affairs and Executive Assistant to the Chairman, President and Chief Executive Officer
Kenneth M. Vittor	59	Executive Vice President and General Counsel
All of the above executive officers of the Registrant have been full-time employees and officers of the Registrant for more than five years except for Mr. Marcus and Mr. Smyth.
Mr. Marcus, prior to becoming an officer of the Registrant on January 19, 2005, was Senior Vice President, Enterprise Systems, with responsibility for systems development across the Company. Prior to that, he was Vice President, Business Operations and Technology for Platts.
Mr. Smyth, prior to becoming an officer of the Registrant on February 17, 2009, served as Chief Administrative Officer and Senior Vice President of Corporate and Government Affairs for H.J. Heinz Company. Prior to joining Heinz, Mr. Smyth spent fifteen years as a senior Irish diplomat.

PART II
Item 5. Market for the Registrant’s Common Stock and Related
Stockholder Matters and Issuer Purchases of Equity Securities
On February 13, 2009, the closing price of the Registrant’s common stock was $23.87 per share as reported on the New York Stock Exchange. The approximate number of record holders of the Registrant’s common stock as of February 13, 2009 was 4,906.

	2008	2007
Dividends per share of common stock:
$0.22 per quarter in 2008	$0.88
$0.205 per quarter in 2007		$0.82
On January 31, 2007 the Board of Directors approved a stock repurchase program authorizing the purchase of up to 45 million shares, which was approximately 12.7% of the total shares of the Company’s outstanding common stock as of January 31, 2007. As of December 31, 2007, 28.0 million shares remained available under the 2007 repurchase program. In 2008, the Company repurchased 10.9 million shares. As of December 31, 2008, 17.1 million shares remained available under the 2007 repurchase program. The repurchase program has no expiration date. The repurchased shares may be used for general corporate purposes, including the issuance of shares in connection with the exercise of employee stock options. Purchases under this program may be made from time to time on the open market and in private transactions, depending on market conditions.
The following table provides information on purchases made by the Company of its outstanding common stock during the fourth quarter of 2008 pursuant to the stock repurchase program authorized by the Board of Directors on January 31, 2007 (column c). In addition to purchases under the 2007 stock repurchase program, the number of shares in column (a) includes: 1) shares of common stock that are tendered to the Registrant to satisfy the employees’ tax withholding obligations in connection with the vesting of awards of restricted performance shares (such shares are repurchased by the Registrant based on their fair market value on the vesting date), and 2) shares of the Registrant deemed surrendered to the Registrant to pay the exercise price and to satisfy the employees’ tax withholding obligations in connection with the exercise of employee stock options. There were no other share repurchases during the quarter outside the stock repurchases noted below:

			(c)Total Number of	(d) Maximum Number
			Shares Purchased as	of Shares that may
	(a)Total Number of		Part of Publicly	yet be Purchased
	Shares Purchased	(b)Average Price	Announced Programs	Under the Programs
Period	(in millions)	Paid per Share	(in millions)	(in millions)
(Oct. 1 — Oct. 31, 2008)	—	—	—	17.1
(Nov. 1 — Nov. 30, 2008)	—	—	—	17.1
(Dec. 1 — Dec. 31, 2008)	—	—	—	17.1
Total — Qtr	—	—	—	17.1
Information concerning the high and low stock price of the Registrant’s common stock on the New York Stock Exchange is incorporated herein by reference from Exhibit (13), from page 84 of the 2008 Annual Report to Shareholders.
A performance graph that compares the Registrant’s cumulative total shareholder return during the previous five years with a performance indicator of the overall market (i.e., S&P 500), and the Registrant’s peer group is incorporated herein by reference from Exhibit (13), from the inside cover of the 2008 Annual Report to Shareholders.
Item 6. Selected Financial Data
Incorporated herein by reference from Exhibit (13), from the 2008 Annual Report to Shareholders, pages 82 and 83.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Incorporated herein by reference from Exhibit (13), from the 2008 Annual Report to Shareholders, pages 22 to 52.
Item 7a. Quantitative and Qualitative Disclosure about Market Risk
Incorporated herein by reference from Exhibit (13), from the 2008 Annual Report to Shareholders, page 51.
Item 8. Consolidated Financial Statements and Supplementary Data
Incorporated herein by reference from Exhibit (13), from the 2008 Annual Report to Shareholders, pages 53 to 81.
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
As of December 31, 2008, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the U.S. Securities Exchange Act of 1934). Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2008.
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
3. Based on management’s evaluation under this framework, we have concluded that the Company’s internal controls over financial reporting were effective as of December 31, 2008. There are no material weaknesses in the Company’s internal control over financial reporting that have been identified by management.
4. The Company’s independent registered public accounting firm, Ernst & Young LLP, have audited the consolidated financial statements of the Company for the year ended December 31, 2008, and have issued their reports on the financial statements and the effectiveness of internal controls over financial reporting. These reports are located on pages 79 and 80 of the 2008 Annual Report to Shareholders.

Other Matters
There have been no changes in the Company’s internal control over financial reporting during the most recent quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9b. Other Information
None.
PART III
Item 10. Directors and Executive Officers of the Registrant
     Incorporated herein by reference from the Registrant’s definitive proxy statement dated March 20, 2009 for the annual meeting of shareholders to be held on April 29, 2009.
Item 11. Executive Compensation
Incorporated herein by reference from the Registrant’s definitive proxy statement dated March 20, 2009 for the annual meeting of shareholders to be held on April 29, 2009.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Incorporated herein by reference from the Registrant’s definitive proxy statement dated March 20, 2009 for the annual meeting of shareholders to be held April 29, 2009.
The following table details the Registrant’s equity compensation plans as of December 31, 2008:
Equity Compensation Plans’ Information

			(c)
			Number of securities
		(b)	remaining available
	(a)	Weighted-average	for future issuance
	Number of securities to	exercise price of	under equity
	be issued upon exercise	outstanding	compensation plans
	of outstanding options,	options, warrants	(excluding securities reflected
Plan Category	warrants and rights	and rights	in column (a))
Equity compensation plans approved by security holders	32,721,436	$39.8945	20,830,107
Equity compensation plans not approved by security holders	0	0	0

Total	32,721,436 (1)	$39.8945	20,830,107	(2) (3)

(1)	Included in this number are 32,469,495 shares to be issued upon exercise of outstanding options under the Company’s Stock Incentive Plans and 251,941 deferred units already credited but to be issued under the Director Deferred Stock Ownership Plan.

(2)	Included in this number are 304,490 shares reserved for issuance under the Director Deferred Stock Ownership Plan. The remaining 20,525,617 shares are reserved for issuance under the 2002 Stock Incentive Plan (the “2002 Plan”) for Performance Stock, Restricted Stock, Other Stock-Based Awards, Stock Options and Stock Appreciation Rights (“SARs”).

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
Item 13. Certain Relationships and Related Transactions
Incorporated herein by reference from the Registrant’s definitive proxy statement dated March 20, 2009 for the annual meeting of shareholders to be held April 29, 2009.
Item 14. Principal Accounting Fees and Services
During the year ended December 31, 2008, Ernst & Young LLP audited the consolidated financial statements of the Corporation and its subsidiaries.
Incorporated herein by reference from the Registrant’s definitive proxy statement dated March 20, 2009 for the annual meeting of shareholders to be held April 29, 2009.
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

		The exhibits filed as part of this Annual Report on Form 10-K are listed in the Exhibit Index on pages 20 to 21, immediately preceding such Exhibits, and such Exhibit Index is incorporated herein by reference.

The McGraw-Hill Companies, Inc.
Index to Financial Statements,
Financial Statement Schedules and Exhibits

	Reference
	Form	Annual Report to
	10-K	Shareholders (page)
Data incorporated by reference from Annual Report to Shareholders:
Report of Management		78
Report of Independent Registered Public Accounting Firm		79
Report of Independent Registered Public Accounting Firm		80
Consolidated balance sheet at December 31, 2008 and 2007		54-55
Consolidated statement of income for each of the three years in the period ended December 31, 2008		53
Consolidated statement of cash flows for each of the three years in the period ended December 31, 2008		56
Consolidated statement of shareholders’ equity for each of the three years in the period ended December 31, 2008		57
Notes to consolidated financial statements		58-77
Quarterly financial information		81
Financial Statement Schedule:
Consolidated schedule for each of the three years in the period ended December 31, 2008
Schedule II — Reserves for doubtful accounts and sales returns	16
Consent of Independent Registered Public Accounting Firm	Exhibit 23
All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.
The financial statements listed in the above index which are included in the Annual Report to Shareholders for the year ended December 31, 2008 are hereby incorporated by reference in Exhibit (13). With the exception of the pages listed in the above index, the 2008 Annual Report to Shareholders is not to be deemed filed as part of Item 15 (a)(1).

The McGraw-Hill Companies, Inc.
Schedule II — Reserves for Doubtful Accounts and Sales Returns
(In thousands)

	Balance at			Balance
Additions/(deductions)	beginning	Charged		at end
	of year	to income	Deductions	of year
			(A)
Year ended 12/31/08
Allowance for doubtful accounts	$70,586	$27,098	$(21,343)	$76,341
Allowance for returns	197,095	(4,751)	—	192,344

	$267,681	$22,347	$(21,343)	$268,685

Year ended 12/31/07
Allowance for doubtful accounts	$73,405	$14,991	$(17,810)	$70,586
Allowance for returns	188,515	8,580	—	197,095

	$261,920	$23,571	$(17,810)	$267,681

Year ended 12/31/06
Allowance for doubtful accounts	$74,396	$19,577	$(20,568)	$73,405
Allowance for returns	187,348	1,167	—	188,515

	$261,744	$20,744	$(20,568)	$261,920

(A)	Accounts written off, less recoveries.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

The McGraw-Hill Companies, Inc.
Registrant

By:	/s/ Kenneth M. Vittor
Kenneth M. Vittor
Executive Vice President and General Counsel February 27, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on February 27, 2009 on behalf of Registrant by the following persons who signed in the capacities as set forth below under their respective names. Registrant’s board of directors is comprised of twelve members and the signatures set forth below of individual board members, constitute at least a majority of such board.

/s/ Harold W. McGraw III
Harold W. McGraw III
Chairman, President, Chief Executive Officer, and Director

/s/ Robert J. Bahash
Robert J. Bahash
Executive Vice President and Chief Financial Officer

/s/ Emmanuel N. Korakis
Emmanuel N. Korakis
Senior Vice President and Corporate Controller

/s/ Pedro Aspe
Pedro Aspe
Director

/s/ Sir Winfried F.W. Bischoff
Sir Winfried F.W. Bischoff
Director

/s/ Douglas N. Daft
Douglas N. Daft
Director

/s/ Linda Koch Lorimer
Linda Koch Lorimer
Director

/s/ Robert P. McGraw
Robert P. McGraw
Director

/s/ Hilda Ochoa-Brillembourg
Hilda Ochoa-Brillembourg
Director

/s/ Sir Michael Rake
Sir Michael Rake
Director

/s/ James H. Ross
James H. Ross
Director

/s/ Edward B. Rust, Jr.
Edward B. Rust, Jr.
Director

/s/ Kurt L. Schmoke
Kurt L. Schmoke
Director

/s/ Sidney Taurel
Sidney Taurel
Director

Exhibit
Number	Exhibit Index

(3)	Certificate of Incorporation of Registrant, incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 1995 and Form 10-Q for the quarter ended June 30, 1998.

(3)	Amendment to Certificate of Incorporation of Registrant, incorporated by reference from Registrant’s Form 8-K filed April 27, 2005.

(3)	By-laws of Registrant, incorporated by reference from Registrant’s Form 8-K filed January 31, 2007.

(4.1)	Indenture dated as of November 2, 2007 between the Registrant, as issuer, and The Bank of New York, as trustee, incorporated by reference from Registrant’s Form 8-K dated November 2, 2007.

(4.2)	First Supplemental Indenture, dated January 1, 2009, between the Company and The Bank of New York Mellon, as trustee, incorporated by reference from Registrant’s Form 8-K dated January 1, 2009.

(10.1)	Form of Indemnification Agreement between Registrant and each of its directors and certain of its executive officers, incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 2004.

(10.2)*	Registrant’s Amended and Restated 1993 Employee Stock Incentive Plan, as amended and restated as of December 6, 2006, incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 2006.

(10.3)*	Registrant’s Amended and Restated 2002 Stock Incentive Plan, as amended and restated as of January 28, 2009.

(10.4)*	Form of Restricted Performance Share Terms and Conditions, incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 2004.

(10.5)*	Form of Restricted Performance Share Award, incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 2004.

(10.6)*	Form of Stock Option Award, incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 2004.

(10.7)*	Registrant’s Key Executive Short Term Incentive Compensation Plan, as amended and restated effective as of January 1, 2006, incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 2006.

(10.8)*	Registrant’s Key Executive Short-Term Incentive Deferred Compensation Plan, as amended and restated as of January 1, 2008, incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 2007.

(10.9)*	Registrant’s Executive Deferred Compensation Plan, incorporated by reference from Registrant’s Form SE filed March 28, 1991 and in connection with Registrant’s Form 10-K for the fiscal year ended December 31, 1990.

(10.10)*	Registrant’s Management Severance Plan, as amended and restated as of January 1, 2008, incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 2007.

(10.11)*	Registrant’s Executive Severance Plan, as amended and restated as of January 1, 2008, incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 2007.

(10.12)*	Registrant’s Senior Executive Severance Plan, as amended and restated as of January 1, 2008, incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 2007.

(10.13)	$766,666,666 Three-Year Credit Agreement dated as of September 12, 2008 among the Registrant, the lenders listed therein, and JP Morgan Chase Bank, as administrative agent, incorporated by reference from the Registrant’s Form 8-K dated September 12, 2008.

(10.14)	$383,333,333 364-Day Credit Agreement dated as of September 12, 2008, among the Registrant, the lenders listed therein, and JP Morgan Chase Bank, as administrative agent, incorporated by reference from the Registrant’s Form 8-K dated September 12, 2008.

Exhibit
Number	Exhibit Index

(10.15)	First Amendment to 364-Day McGraw-Hill Credit Agreement, dated January 1, 2009, between the Registrant and JPMorgan Chase Bank, N.A., as administrative agent, incorporated by reference from Registrant’s Form 8-K dated January 1, 2009.

(10.16)	Joinder Agreement, dated January 1, 2009, between Standard & Poor’s Financial Services LLC and JPMorgan Chase Bank, N.A., as administrative agent, incorporated by reference from Registrant’s Form 8-K dated January 1, 2009.

(10.17)	First Amendment to Three-Year McGraw-Hill Credit Agreement, dated January 1, 2009, between the Registrant and JPMorgan Chase Bank, N.A., as administrative agent, incorporated by reference from Registrant’s Form 8-K dated January 1, 2009.

(10.18)	Joinder Agreement, dated January 1, 2009, between Standard & Poor’s Financial Services LLC and JPMorgan Chase Bank, N.A., as administrative agent, incorporated by reference from Registrant’s Form 8-K dated January 1, 2009.

(10.19)*	Registrant’s Employee Retirement Plan Supplement, as amended and restated as of January 1, 2008, incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 2007.

(10.20)*	Registrant’s 401(k) Savings and Profit Sharing Supplement, as amended and restated as of January 1, 2008, incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 2007.

(10.21)*	Registrant’s Management Supplemental Death and Disability Benefits Plan, as amended January 24, 2006, incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 2005.

(10.22)*	Registrant’s Senior Executive Supplemental Death, Disability & Retirement Benefits Plan, as amended and restated as of January 1, 2008, incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 2007.

(10.23)*	Registrant’s Director Retirement Plan, incorporated by reference from Registrant’s Form SE filed March 29, 1990 in connection with Registrant’s Form 10-K for the fiscal year ended December 31, 1989.

(10.24)*	Resolutions Freezing Existing Benefits and Terminating Additional Benefits under Registrant’s Directors Retirement Plan, as adopted on January 31, 1996, incorporated by reference from Registrant’s form 10-K for the fiscal year ended December 31, 1996.

(10.25)*	Registrant’s Director Deferred Compensation Plan, as amended and restated as of January 1, 2008, incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 2007.

(10.26)*	Registrant’s Director Deferred Stock Ownership Plan, as amended and restated as of January 1, 2008, incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 2007.

(12)	Computation of ratio of earnings to fixed charges.

(13)	Registrant’s 2008 Annual Report to Shareholders. Such Report, except for those portions thereof which are expressly incorporated by reference in this Form 10-K, is furnished for the information of the Commission and is not deemed “filed” as part of this Form 10-K.

(21)	Subsidiaries of the Registrant.

(23)	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

(31.1)	Annual Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Annual Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Annual Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)	Amendment to Rights Agreement, dated as of July 27, 2005, by and between the Registrant and The Bank of New York, as Rights Agent, incorporated by reference from Form 8-A/A filed August 3, 2005.

*	These exhibits relate to management contracts or compensatory plan arrangements.