Form 10-Q
period 2009-03-31
MCGRAW-HILL COMPANIES INC
filed 2009-04-29
CIK 64040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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

☑ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☐ Smaller reporting company
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐       NO ☑
On April 17, 2009 there were approximately 314.5 million shares of common stock (par value $1.00 per share) outstanding.

The McGraw-Hill Companies, Inc.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
of The McGraw-Hill Companies, Inc.
We have reviewed the consolidated balance sheet of The McGraw-Hill Companies, Inc., as of March 31, 2009, and the related consolidated statements of income for the three-month periods ended March 31, 2009 and 2008, and the consolidated statements of cash flows for the three-month periods ended March 31, 2009 and 2008. These financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of The McGraw-Hill Companies, Inc. as of December 31, 2008, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended, not presented herein, and in our report dated February 24, 2009, we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph for the adoption of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109”, effective January 1, 2007. As described in Note 1, on January 1, 2009, The McGraw-Hill Companies, Inc. adopted Statement of Financial Accounting Standards (“SFAS”) No. 160 “Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51,” (“SFAS No. 160”) on a retrospective basis resulting in revision of the December 31, 2008, consolidated balance sheet. We have not audited and reported on the revised balance sheet reflecting the adoption of SFAS No. 160.
/s/ ERNST & YOUNG LLP
April 29, 2009

Part I
Financial Information
Item 1. Financial Statements
The McGraw-Hill Companies, Inc.
Consolidated Statement of Income

	Three Months Ended
	March 31,
	2009	2008
(in thousands, except per share data)	(Unaudited)
Revenue
Product	$289,398	$317,643
Service	858,809	900,228

Total revenue	1,148,207	1,217,871
Expenses
Operating-related
Product	174,273	182,046
Service	314,666	326,265

Operating-related expenses	488,939	508,311
Selling and general
Product	181,994	197,370
Service	309,317	319,403

Selling and general expenses	491,311	516,773
Depreciation	29,412	27,527
Amortization of intangibles	14,204	14,200

Total expenses	1,023,866	1,066,811

Income from operations	124,341	151,060
Interest expense — net	20,591	17,830

Income before taxes on income	103,750	133,230
Provision for taxes on income	37,765	48,667

Net income	65,985	84,563
Less: net income attributable to noncontrolling interests	(2,981)	(3,453)

Net income attributable to The McGraw-Hill Companies, Inc.	$63,004	$81,110

Earnings per common share:
Basic	$0.20	$0.25
Diluted	$0.20	$0.25

Average number of common shares outstanding:
Basic	312,017	319,945
Diluted	312,017	323,400

Dividend declared per common share	$0.225	$0.220
See accompanying notes.

The McGraw-Hill Companies, Inc.
Consolidated Balance Sheet

	March 31,	December 31,	March 31,
	2009	2008	2008
(in thousands)	(Unaudited)		(Unaudited)
ASSETS
Current assets:
Cash and equivalents	$496,799	$471,671	$396,709
Accounts receivable (net of allowance for doubtful accounts and sales returns)	832,339	1,060,858	965,993
Inventories	386,400	369,679	440,807
Deferred income taxes	281,275	285,364	285,012
Prepaid and other current assets	131,112	115,151	132,701

Total current assets	2,127,925	2,302,723	2,221,222

Prepublication costs (net of accumulated amortization)	567,212	552,534	613,793
Investments and other assets:
Assets for pension benefits	48,299	52,994	273,498
Deferred income taxes	61,022	79,559	15,135
Other	169,334	176,900	184,802

Total investments and other assets	278,655	309,453	473,435

Property and equipment — at cost	1,553,904	1,573,951	1,621,233
Less: accumulated depreciation	(957,250)	(952,889)	(964,999)

Net property and equipment	596,654	621,062	656,234

Goodwill and other intangible assets:
Goodwill — net	1,702,152	1,703,240	1,709,277
Copyrights — net	158,253	162,307	174,856
Other intangible assets — net	418,567	428,823	450,308

Net goodwill and intangible assets	2,278,972	2,294,370	2,334,441

Total assets	$5,849,418	$6,080,142	$6,299,125

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable	$159,922	$70,022	$396,222
Accounts payable	275,457	337,459	360,856
Accrued royalties	31,409	111,471	36,115
Accrued compensation and contributions to retirement plans	294,150	420,515	310,981
Income taxes currently payable	19,234	17,209	13,751
Unearned revenue	1,087,269	1,099,167	1,090,855
Deferred gain on sale leaseback	10,851	10,726	10,359
Other current liabilities	475,726	464,134	454,019

Total current liabilities	2,354,018	2,530,703	2,673,158
Other liabilities:
Long-term debt	1,197,656	1,197,611	1,197,472
Deferred income taxes	2,087	3,406	140,908
Liability for pension and other postretirement benefits	604,788	606,331	282,244
Deferred gain on sale leaseback	156,345	159,115	167,236
Other non-current liabilities	228,540	230,105	243,947

Total other liabilities	2,189,416	2,196,568	2,031,807

Total liabilities	4,543,434	4,727,271	4,704,965

Commitments and contingencies (Note 12)
Shareholders’ equity :
Common stock	411,709	411,709	411,709
Additional paid-in capital	11,093	55,150	159,610
Retained income	6,062,946	6,070,793	5,561,852
Accumulated other comprehensive loss	(457,644)	(444,022)	(9,640)
Less: common stock in treasury — at cost	(4,792,898)	(4,811,294)	(4,602,945)

Total shareholders’ equity — controlling interests	1,235,206	1,282,336	1,520,586
Total shareholders’ equity — noncontrolling interests	70,778	70,535	73,574

Total shareholders’ equity	1,305,984	1,352,871	1,594,160

Total liabilities and shareholders’ equity	$5,849,418	$6,080,142	$6,299,125

See accompanying notes.

The McGraw-Hill Companies, Inc.
Consolidated Statement of Cash Flows

	Three Months Ended
	March 31,
	2009	2008
(in thousands)	(Unaudited)
Cash flows from operating activities
Net income attributable to The McGraw-Hill Companies, Inc.	$63,004	$81,110
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Depreciation	29,412	27,527
Amortization of intangibles	14,204	14,200
Amortization of prepublication costs	27,291	28,182
Provision for losses on accounts receivable	10,272	1,465
Net change in deferred income taxes	(2,174)	(13,625)
Stock-based compensation	7,830	21,044
Noncontrolling interests	243	2,462
Other	1,390	2,055
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	211,766	230,742
Inventories	(20,797)	(88,332)
Prepaid and other current assets	(19,862)	(14,912)
Accounts payable and accrued expenses	(265,577)	(397,739)
Unearned revenue	(7,725)	(3,883)
Other current liabilities	20,236	1,419
Net change in prepaid/accrued income taxes	1,608	11,516
Net change in other assets and liabilities	(3,990)	(15,488)

Cash provided by (used for) operating activities	67,131	(112,257)

Cash flows from investing activities
Investment in prepublication costs	(42,723)	(66,635)
Purchase of property and equipment	(8,025)	(23,572)
Acquisition of businesses	—	(11,876)
Disposition of property and equipment	31	26
Additions to technology projects	(1,711)	(6,006)

Cash used for investing activities	(52,428)	(108,063)

Cash flows from financing activities
Additions to short-term debt, net	89,900	396,200
Dividends paid to shareholders	(70,851)	(71,015)
Repurchase of treasury shares	—	(134,013)
Exercise of stock options	—	20,918
Excess tax benefits from share-based payments	—	1,315

Cash provided by financing activities	19,049	213,405

Effect of exchange rate changes on cash	(8,624)	7,528

Net change in cash and equivalents	25,128	613
Cash and equivalents at beginning of period	471,671	396,096

Cash and equivalents at end of period	$496,799	$396,709

See accompanying notes.

The McGraw-Hill Companies, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts or as noted)
1.	Basis of Presentation
The financial information in this report has not been audited, but in the opinion of management all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly such information have been included. The operating results for the three months ended March 31, 2009 and 2008 are not necessarily indicative of results to be expected for the full year due to the seasonal nature of some of the Company’s businesses. The financial statements included herein should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (the “Annual Report”).

The Company’s critical accounting policies are disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the Company’s Annual Report for the year ended December 31, 2008. On an ongoing basis, the Company evaluates its estimates and assumptions, including those related to revenue recognition, allowance for doubtful accounts and sales returns, prepublication costs, valuation of inventories, valuation of long-lived assets, goodwill and other intangible assets, pension plans, income taxes, incentive compensation and stock-based compensation.

Since the date of the Annual Report, there have been no material changes to the Company’s critical accounting policies.

Effective January 1, 2009, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 160 “Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51,” (“SFAS No. 160”). SFAS No. 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for any noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as a component of equity in the consolidated financial statements and requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interests.

Accordingly, $70,778, $70,535 and $73,574 as of March 31, 2009, December 31, 2008 and March 31, 2008, respectively, have been reclassified from other non-current liabilities to shareholders’ equity.

Certain prior year amounts have been reclassified for comparability purposes.

2.	Comprehensive Income

The following table is a reconciliation of the Company’s net income to comprehensive income for the three months ended March 31:

	2009	2008
Net income	$65,985	$84,563
Other comprehensive income:
Foreign currency translation adjustment	(16,747)	3,583
Pension and other postretirement benefit plans, net of tax	637	217
Unrealized loss on investment, net of tax	(146)	(1,727)

Comprehensive income	49,729	86,636
Less: comprehensive income attributable to noncontrolling interests	(347)	(2,543)

Comprehensive income attributable to The McGraw-Hill Companies, Inc.	$49,382	$84,093

3.	Segment and Related Information

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

Operating profit by segment is the primary basis for the chief operating decision maker of the Company, the Executive Committee, to evaluate the performance of each segment. A summary of operating results by segment for the three months ended March 31 is as follows:

	2009		2008
		Operating		Operating
	Revenue	Profit (Loss)	Revenue	Profit (Loss)
McGraw-Hill Education	$312,628	$(76,596)	$330,156	$(90,862)
Financial Services	610,154	231,593	644,301	264,052
Information & Media	225,425	2,772	243,414	11,726

Total operating segments	1,148,207	157,769	1,217,871	184,916
General corporate expense	—	(33,428)	—	(33,856)
Interest expense — net	—	(20,591)	—	(17,830)

Total Company	$1,148,207	$103,750 *	$1,217,871	$133,230 *

*	Income before taxes on income.
4.	Acquisitions and Dispositions

There were no material acquisitions or dispositions by the Company for the three months ended March 31, 2009 and 2008.

5.	Stock-Based Compensation

Stock-based compensation for the three months ended March 31 is as follows:

	2009	2008
Stock option expense	$6,388	$6,432
Restricted stock awards expense	1,442	14,612

Total stock-based compensation expense	$7,830	$21,044

The number of common shares issued upon exercise of stock options and the vesting of restricted stock awards are as follows:

	March 31,	December 31,	March 31,
(in thousands)	2009	2008	2008
Stock options exercised	—	1,433	776
Restricted stock vested	1,417	678	667

Total shares issued	1,417	2,111	1,443

6.	Allowances, Inventories and Accumulated Amortization of Prepublication Costs

The allowances for doubtful accounts and sales returns, the components of inventory and the accumulated amortization of prepublication costs are as follows:

	March 31,	December 31,	March 31,
	2009	2008	2008
Allowance for doubtful accounts	$71,938	$76,341	$65,593

Allowance for sales returns	$128,492	$192,344	$135,388

Inventories:
Finished goods	$372,138	$349,203	$415,847
Work-in-process	3,748	4,359	4,477
Paper and other materials	10,514	16,117	20,483

Total inventories	$386,400	$369,679	$440,807

Accumulated amortization of prepublication costs	$766,739	$943,022	$724,995

7.	Debt

A summary of short-term and long-term debt outstanding follows:

	March 31,	December 31,	March 31,
	2009	2008	2008
5.375% Senior notes, due 2012 (a)	$399,745	$399,727	$399,674
5.900% Senior notes, due 2017 (b)	399,176	399,152	399,080
6.550% Senior notes, due 2037 (c)	398,494	398,482	398,442
Commercial paper	159,900	70,000	396,200
Note payable	263	272	298

Total Debt	1,357,578	1,267,633	1,593,694
Less: Short-term debt including current maturities	159,922	70,022	396,222

Long-term debt	$1,197,656	$1,197,611	$1,197,472

Senior Notes

(a) As of March 31, 2009, the Company had outstanding $399.7 million of 2012 senior notes consisting of $400 million principal and an unamortized debt discount of $0.3 million. The 2012 senior notes, when issued in November 2007, were priced at 99.911% with a yield of 5.399%. Interest payments are required to be made semiannually on February 15 and August 15.

(b) As of March 31, 2009, the Company had outstanding $399.2 million of 2017 senior notes consisting of $400 million principal and an unamortized debt discount of $0.8 million. The 2017 senior notes, when issued in November 2007, were priced at 99.76% with a yield of 5.933%. Interest payments are required to be made semiannually on April 15 and October 15.

(c) As of March 31, 2009, the Company had outstanding $398.5 million of 2037 senior notes consisting of $400 million principal and an unamortized debt discount of $1.5 million. The 2037 senior notes, when issued in November 2007, were priced at 99.605% with a yield of 6.580%. Interest payments are required to be made semiannually on May 15 and November 15.
Available Financing

The size of the Company’s total commercial paper program remains $1.2 billion and is supported by the revolving credit agreement described below. Commercial paper borrowings outstanding at March 31, 2009 and 2008 totaled $159.9 million and $396.2 million, respectively, with an average interest rate and average term of 0.3% and 15 days, and 2.4% and 31 days, respectively. These total borrowings are classified as current notes payable in the consolidated balance sheet. Commercial paper borrowings outstanding at December 31, 2008 totaled $70.0 million, with an average interest rate and average term of 1.4% and 29 days.

On September 12, 2008 the Company closed on two new revolving credit facility agreements totaling $1.15 billion collectively (the “new credit facility”) to replace the existing $1.2 billion five-year credit facility that was to expire on July 20, 2009. The new credit facility is with a syndicate of fourteen banks led by JP Morgan Chase and Bank of America. The existing credit facility was cancelled after the new facility became effective.

The new credit facility consists of two separate tranches, a $383.3 million 364-day facility that will terminate on September 11, 2009 and a $766.7 million 3-year facility that will terminate on September 12, 2011. The Company pays a commitment fee of 8-17.5 basis points for the 364-day facility and a commitment fee of 10- 20 basis points for the 3-year facility, depending upon the credit rating of the Company, whether or not amounts have been borrowed. At the Company’s current credit rating, the commitment fee is 8 basis points for the 364-day facility and 10 basis points for the 3-year facility. The interest rate on borrowings under the credit facility is, at the Company’s option, based on (i) a spread over the prevailing London Inter-Bank Offer Rate

(“LIBOR”) that is calculated by multiplying the current 30 business day average of the CDX 5-year investment grade index by a percentage, ranging from 50-100% that is based on the Company’s credit rating (“LIBOR loans”), which at the Company’s current credit rating, the borrowing rate would be 50% of this index, with a minimum spread of 0.5%, or (ii) on the higher of prime, which is the rate of interest publicly announced by the administrative agent, or 0.5% plus the Federal funds rate (“ABR loans”).

The Company has the option at the termination of the 364-day facility to convert any revolving loans outstanding into term loans for an additional year. Term loans can be LIBOR loans or ABR loans and would carry an additional spread of 0.35%.

The new credit facility contains certain covenants. The only financial covenant requires that the Company not exceed indebtedness to cash flow ratio, as defined in the new credit facility, of 4 to 1. This covenant is similar to the previous credit agreements and has never been exceeded. There were no borrowings under either of the facilities as of March 31, 2009, December 31, 2008 and March 31, 2008.

The Company has the capacity to issue Extendible Commercial Notes (“ECNs”) of up to $240 million, provided that sufficient investor demand for ECNs exists. ECNs replicate commercial paper, except that the Company has an option to extend the note beyond its initial redemption date to a maximum final maturity of 390 days. However, if exercised, such an extension is at a higher reset rate, which is at a predetermined spread over LIBOR and is related to the Company’s commercial paper rating at the time of extension. As a result of the extension option, no backup facilities for these borrowings are required. As is the case with commercial paper, ECNs have no financial covenants. There were no ECN borrowings outstanding as of March 31, 2009, December 31, 2008 and March 31, 2008. In the current credit environment, the ECN market is not available and the Company has no plans to utilize this market.

On April 19, 2007, the Company signed a promissory note with one of its providers of banking services to enable the Company to borrow additional funds, on an uncommitted basis, from time to time to supplement its commercial paper and ECN borrowings. The specific terms (principal, interest rate and maturity date) of each borrowing governed by this promissory note are determined on the borrowing date of each loan. These borrowings have no financial covenants. There were no promissory note borrowings outstanding as of March 31, 2009, December 31, 2008 and March 31, 2008. In the current credit environment, the market for these instruments is currently not available and the Company has no plans to utilize them in the short-term.

On January 1, 2009, the Company transferred most of Standard & Poor’s U.S. properties and assets from a division to a newly-formed, wholly-owned subsidiary. This reorganization was initiated to address future operational and financial conditions, and will not affect the ongoing conduct of Standard & Poor’s businesses, including the credit ratings business.

In conjunction with this reorganization, a series of supplemental agreements were executed. They include a supplemental indenture for the Company’s $1.2 billion senior notes (three tranches of $400 million due in 2012, 2017 and 2037), amendments to the company’s current $1.15 billion Credit Agreement (including both the 364-day and the 3-year agreements), amendments to the commercial paper issuing and paying agency agreement (with JP Morgan Chase) and amended and restated commercial paper dealer agreements (with JP Morgan Chase, Morgan Stanley and Merrill Lynch). All of these agreements and amendments provide that the new S&P subsidiary will guarantee the senior notes issued pursuant to the indenture, amounts borrowed under the credit agreement and the commercial paper.

Long-term debt was $1,197.7 million, $1,197.6 million and $1,197.5 million as of March 31, 2009, December 31, 2008 and March 31, 2008, respectively. As a result of the current volatility of financial markets, the fair value of the Company’s long-term borrowings has declined to $1,018.5 million at March 31, 2009. The Company paid interest on its debt totaling $10.8 million and $7.3 million during the three months ended March 31, 2009 and 2008, respectively.

8.	Common Shares Outstanding

A reconciliation of the number of shares used for calculating basic and diluted earnings per common share for the three months ended March 31 is as follows:

(in thousands)	2009	2008
Average number of common shares outstanding	312,017	319,945
Effect of stock options and other dilutive securities	—	3,455

Average number of common shares outstanding including the effect of dilutive securities	312,017	323,400

Restricted performance shares outstanding of 2.4 million and 1.8 million at March 31, 2009 and 2008, respectively, were not included in the computation of diluted earnings per common share because the necessary vesting conditions have not yet been met.

The weighted-average diluted shares outstanding for the three months ended March 31, 2009 and 2008, excludes the effect of approximately 30.8 million and 13.4 million, respectively, of outstanding stock options because the effects were not dilutive.

9.	Retirement Plans and Postretirement Healthcare and Other Benefits

A summary of net periodic benefit cost for the Company’s defined benefit plans and postretirement healthcare and other benefits plan for the three months ended March 31 is as follows:

			Postretirement
			Healthcare and
	Pension Benefits		Other Benefits
	2009	2008	2009	2008

Service cost	$14,422	$15,269	$698	$670
Interest cost	21,586	21,589	2,162	2,045
Expected return on plan assets	(25,973)	(27,708)	—	—
Amortization of prior service credit	(61)	(111)	(296)	(297)
Amortization of loss	1,655	724	—	—

Net periodic benefit cost	$11,629	$9,763	$2,564	$2,418

The amortization of prior service credit and amortization of loss for the three months ended March 31, 2009 and 2008, included in the above table, have been recognized in the net periodic benefit cost and included in other comprehensive income, net of tax.

In 2009, the expected rate of return on plan assets is 8.0% based on a market-related value of assets, which recognizes changes in market value over five years. The Company changed certain assumptions on its pension and postretirement healthcare and other benefit plans which became effective on January 1, 2009:
•	The Company changed its discount rate assumption on its U.S. retirement plans to 6.10% from 6.25% in 2008.

•	The Company changed its discount rate assumption on its United Kingdom (“U.K.”) retirement plan to 5.8% from 5.4% in 2008 and its assumed compensation increase factor for its U.K. retirement plan to 5.50% from 5.95%.

•	The Company changed its discount rate and healthcare cost trend rate assumptions on its postretirement healthcare benefit plan. In 2009, the discount rate assumption changed to 5.95% from 6.0% in 2008, and the healthcare cost trend rate changed to 8.0% from 8.5% in 2008.
The effect of the assumption changes on pension and other postretirement healthcare expense for the three months ended March 31, 2009 did not have a material effect on earnings per share.

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

The Company remains an anchor tenant of what continues to be known as The McGraw-Hill Companies building and will continue to lease space from Rock-McGraw, Inc., under an existing lease through 2020. As of December 31, 2008, the Company leased approximately 17% of the building space. This lease is being accounted for as an operating lease. Pursuant to sale-leaseback accounting rules, as a result of the Company’s continued involvement, a pre-tax gain of approximately $212.3 million ($126.3 million after-tax) was deferred and will be amortized over the remaining lease term as a reduction in rent expense. Information relating to the sale-leaseback transaction for the three months ended March 31 is as follows:

	2009	2008
Reduction in rent expense	$(4,592)	$(4,592)
Interest expense	$1,947	$2,066
11.	Income Taxes

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

The computation of the annual estimated effective tax rate at each interim period requires certain estimates and significant judgment including, but not limited to, the expected operating income for the year, projections of the proportion of income earned and taxed in various jurisdictions, permanent and temporary differences, and the likelihood of recovering deferred tax assets generated in the current year. The accounting estimates used to compute the provision for income taxes may change as new events occur, more experience is acquired, additional information is obtained or as the tax environment changes.

For the three months ended March 31, 2009 and 2008, the effective tax rate was 36.4% and 36.5%, respectively. The decrease in the effective tax rate for the quarter ended March 31, 2009 as compared to the same period last year is primarily attributable to a decrease in state and local income taxes.

Effective January 1, 2009, the Company adopted SFAS No. 160. This resulted in a change to the calculated effective tax rate for both the current and prior periods.

12.	Commitments and Contingencies

The following amends the disclosure in Footnote 15 — Commitments and Contingencies to the Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

In the normal course of business both in the United States and abroad, the Company and its subsidiaries are named as defendants in numerous legal proceedings and are involved, from time to time, in governmental and self-regulatory agency proceedings, which may result in adverse judgments, damages, fines or penalties. Also, various governmental and self-regulatory agencies regularly make inquiries and conduct investigations concerning compliance with applicable laws and regulations.

Following developments in the subprime residential mortgage market, and the credit and financial markets more generally, the Company, together with other credit rating agencies, continues to be named in numerous lawsuits relating to the ratings activity of Standard & Poor’s Ratings Services by alleged purchasers of rated securities, many of which include novel claims that the Company is an “underwriter” or a “seller” under the Securities Act of 1933. There are currently pending numerous lawsuits in U.S. state and federal courts, as well as in foreign jurisdictions, asserting claims under a variety of state and federal laws, including the federal securities laws, relating to ratings activity in Financial Services, Public Finance and Structured Finance areas, as well as a lawsuit relating to the rating of Parmalat Finanziaria S.p.A. and Parmalat S.p.A. that was filed in 2005. The Company has also received numerous subpoenas and other government inquiries concerning its ratings activity in these areas and continues to respond to all such requests. Additional actions, investigations or proceedings may be initiated from time to time in the future.

In addition, as further described in Footnote 15 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, the Company and certain and of its officers and directors have been named in a putative class action brought under the federal securities laws by the Company’s shareholders, a putative class action by participants in the Company’s ERISA plans, and a putative derivative action on behalf of the Company, all relating to alleged misrepresentations and omissions concerning the Company’s ratings business.

In view of the inherent difficulty of predicting the outcome of legal matters, particularly where the claimants seek very large or indeterminate damages, or where the cases present novel legal theories, involve a large number of parties or are in early stages of discovery, the Company cannot state with confidence what the eventual outcome of these pending matters will be, what the timing of the ultimate resolution of these matters will be or what the eventual loss, fines, penalties or impact related to each pending matter may be. The Company believes, based upon its current knowledge, the outcome of the legal actions, proceedings and investigations currently pending against it should not have a material, adverse effect on the consolidated financial condition of the Company.

13.	Restructuring

2008 Restructuring

During 2008, the Company continued to implement restructuring plans related to a limited number of business operations across the Company to contain costs and mitigate the impact of the current and expected future economic conditions. The Company recorded a pre-tax restructuring charge of $73.4 million, consisting primarily of employee severance costs related to a workforce reduction of approximately 1,045 positions. This charge consisted of $25.3 million for McGraw-Hill Education, $25.9 million for Financial Services, $19.2 million for Information & Media and $3.0 million for Corporate. The after-tax charge recorded was $45.9 million, or $0.14 per diluted share. Restructuring expenses for McGraw-Hill Education were $20.8 million classified as selling and general product expenses, and $4.5 million classified as selling and general service expenses, within the statement of income. Restructuring expenses for Financial Services were classified as selling and general service expenses within the statement of income. Restructuring expenses for Information & Media were $18.9 million classified as selling and general service expenses, and $0.3 million classified as selling and general product expenses, within the statement of income. Restructuring charges for Corporate were classified as selling and general service expenses within the statement of income.

For the three months ended March 31, 2009, the Company has paid approximately $15.5 million, related to the 2008 restructuring, consisting primarily of employee severance costs. The remaining reserve at March 31, 2009 is approximately $35.3 million and is included in other current liabilities.

2007 Restructuring

During 2007, the Company began implementing a restructuring plan related to a limited number of business operations across the Company to gain efficiencies, reflect current business conditions and to fortify its long-term growth prospects. As a result, the Company recorded a pre-tax restructuring charge of $43.7 million, consisting primarily of employee severance costs related to a workforce reduction of approximately 600 positions across the Company. This charge comprised $16.3 million for McGraw-Hill Education, $18.8 million for Financial Services, $6.7 million for Information & Media and $1.9 million for Corporate. The after-tax charge recorded was $27.3 million, or $0.08 per diluted share. Restructuring expenses for Financial Services and Corporate are classified as selling and general service expenses within the statement of income. Restructuring expenses for McGraw-Hill Education are classified as selling and general product expenses, $15.0 million, and selling and general service expense, $1.3 million, within the statement of income. Restructuring expenses for Information and Media are classified as selling and general product expenses, $0.4 million, and selling and general service expense, $6.3 million, within the statement of income.

For the three months ended March 31, 2009, the Company has paid approximately $1.3 million, related to the 2007 restructuring, consisting primarily of employee severance costs. The remaining reserve at March 31, 2009 is approximately $7.8 million and is included in other current liabilities.

2006 Restructuring

During 2006, the Company recorded a pre-tax restructuring charge of $31.5 million, consisting primarily of vacant facilities and employee severance costs related to the elimination of 700 positions across the Company. This charge comprised $16.0 million for McGraw-Hill Education, $8.7 million for Information & Media and $6.8 million for Corporate. The after-tax charge recorded was $19.8 million, or $0.06 per diluted share. Restructuring expenses for Information & Media and Corporate are classified as selling and general service expenses within the statement of income. Restructuring expenses for McGraw-Hill Education are classified as selling and general product expenses, $9.3 million, and selling and general service expense, $6.7 million, within the statement of income.

For the three months ended March 31, 2009, the Company has paid approximately $0.3 million, related to the 2006 restructuring consisting of facility costs. At March 31, 2009, the remaining reserve, which consists of facilities costs, is approximately $7.7 million payable through 2014.

14.	Recently Issued Accounting Standards

In December 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”). FSP FAS 132(R)-1 amends SFAS No. 132(R), “Employers’ Disclosures about Pension and Other Postretirement Benefits” and provides guidance on an employer’s disclosure about plan assets of a defined benefit pension or other postretirement plan. FSP FAS 132(R)-1 is effective for fiscal years ending after December 15, 2009. The Company is currently evaluating the impact FSP FAS 132(R)-1 will have on its consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollars in thousands, except per share amounts or as noted)
Results of Operations — Comparing Three Months Ended March 31, 2009 and 2008
Consolidated Review
The Segment Review that follows is incorporated herein by reference.
Revenue and Operating Profit

	First		First
	Quarter	%	Quarter
	2009	Decrease	2008

Revenue	$1,148,207	(5.7)%	$1,217,871
Operating profit*	$157,769	(14.7)%	$184,916

% Operating margin	13.7%		15.2%

*	Operating profit is income before taxes on income, interest expense and corporate expense.
•	First quarter revenue declined for all three operating segments while the decrease in operating profit was primarily due to Financial Services and Information & Media. The quarter reflects the seasonal nature of the Company’s educational publishing operations, with the first quarter being the least significant and the third quarter being the most significant.
o	Financial Services revenue and operating profit declined 5.3% and 12.3%, respectively, largely due to continued weakness in Credit Market Services. Partially offsetting the revenue decline was a slight increase in sales at Investment Services led by growth at Capital IQ and increased index license fees and increased customer demand for index data.

o	McGraw-Hill Education revenue declined 5.3% primarily due to softness at School Education Group while operating loss improved 15.7% due to decreased selling and general expenses from ongoing cost saving initiatives and lower operating expenses offset by decreased sales due to a change in sales mix.

o	Information & Media revenue and operating profit declined 7.4% and 76.4%, respectively, driven by both Business-to-Business Group and Broadcasting where current economic weakness continues to drive declines in advertising.

o	Foreign exchange rates unfavorably affected revenue by $37.4 million but had a favorable affect on operating profit of $12.1 million.
•	Product revenue and expenses consist of the McGraw-Hill Education and the Information & Media segments, and represents educational and information products, primarily books, magazine circulations and syndicated study programs.
o	Product revenue decreased 8.9% or $28.2 million, primarily due to McGraw-Hill Education, driven by the unfavorable impact of foreign exchange and softness in School Education Group.

o	Product operating expenses decreased 4.3% or $7.8 million, primarily due to McGraw-Hill Education decreased sales and a change in sales mix. Amortization of prepublication costs decreased $0.9 million or 3.2% driven by timing of the adoption cycle.

o	Product selling and general expenses decreased 7.8% or $15.4 million, primarily due to McGraw-Hill Education ongoing cost saving initiatives and a $4.8 million favorable impact of foreign exchange.

o	Product margin decreased 370 basis points to (23.1)% for the first quarter of 2009 primarily due to the decline in Information & Media revenues driven by decreased sales of syndicated studies.
▪	McGraw-Hill Education revenue declines were offset by reduced expenses due to lower sales, a change in sales mix and cost saving initiatives.
•	Service revenue and expenses consist of the Financial Services segment, the service assessment contracts of the McGraw-Hill Education segment and the remainder of the Information & Media segment, primarily related to information-related services and advertising.
o	Service revenue decreased 4.6% or $41.4 million, primarily due to Financial Services and the unfavorable impact of foreign exchange.
▪	Financial Services service revenue decreased primarily due to Credit Market Services, where continuing declines in structured finance were partially mitigated by increases in credit ratings-related information products such as RatingsXpress and RatingsDirect.

▪	Information & Media service revenue declined as current economic weakness continues to drive a decline in advertising spending. This was partially offset by growth in Platts services as the increased volatility in crude oil and other commodity prices drove the continued need for market information.

▪	Growth in McGraw-Hill Education assessment contracts partially offset these declines.
o	Service operating expenses decreased 3.6% or $11.6 million, primarily due to cost reduction initiatives across the Company.

o	Service selling and general expenses decreased 3.2% or $10.1 million, primarily due to the benefit of cost reduction initiatives across the Company.

o	Service margin decreased 90 basis points to 27.3% for the first quarter of 2009 primarily due to a decrease at Financial Services.
•	Total expenses in the first quarter of 2009 decreased $42.9 million or 4.0% driven primarily by decreased sales and a change in sales mix at McGraw-Hill Education and reduced selling & general expenses due to cost saving initiatives.

•	Net interest expense increased 15.5% to $20.6 million primarily due to a decrease in foreign interest income due to the decline in interest rates.

•	For the quarters ended March 31, 2009 and 2008, the effective tax rate was 36.4% and 36.5%, respectively. The Company expects the effective tax rate to be at 36.4% for the remainder of the year absent the impact of events such as intervening audit settlements, changes in federal, state or foreign law and changes in the geographical mix of the Company’s pre-tax income. The effective tax rates include the impact of the adoption of Statement of Financial Accounting Standard (“SFAS”) No. 160 “Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51,” (“SFAS No. 160”). This resulted in a change to the calculated effective tax rate for both the current and prior periods.

•	Net income attributable to the Company for the quarter decreased $18.1 million or 22.3%. Diluted earnings per common share decreased 20.0% to $0.20 from $0.25 in 2008.

•	Effective January 1, 2009, the Company adopted SFAS No. 160. SFAS No. 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for any noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as a component of equity in the consolidated financial statements and requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interests. Certain prior year amounts have been reclassified for comparability purposes in accordance with the requirements of SFAS No. 160.
Risks and Uncertainties
The world financial markets have been experiencing extreme volatility. These difficult conditions have impacted the businesses and results of operations of the Company and we do not expect these conditions to improve in the near term.
•	In the McGraw-Hill Education segment, the weakening global economy has resulted in declines in discretionary spending which have impacted our results of operations.

•	In the Financial Services segment, difficulties in the credit markets and shrinking investor confidence in the capital markets have resulted in a significant decline in global debt issuance which has impacted our results of operations in Credit Market Services.

•	In the Information & Media segment, the general weakening of the economy has resulted in declines in advertising and consumer and business spending.

Segment Review
McGraw-Hill Education

	First	%	First
	Quarter	(Decrease)/	Quarter
	2009	Increase	2008

Revenue
School Education Group	$122,647	(11.6)%	$138,741
Higher Education, Professional and International	189,981	(0.7)%	191,415

Total revenue	$312,628	(5.3)%	$330,156

Operating loss	$(76,596)	15.7%	$(90,862)

% Operating margin	(24.5)%		(27.5)%

Revenue and Operating Loss
•	Revenue and operating loss for the McGraw-Hill Education (“MHE”) segment reflects the seasonal nature of the Company’s educational publishing operations, with the first quarter being the least significant and the third quarter being the most significant.

•	School Education Group (“SEG”) revenue declined for the quarter, as increases in testing and assessment revenue were offset by lower state adoption sales. Typically in the first quarter, the majority of purchases in the elementary-high school market consist of residual and supplemental sales. These categories have been impacted by reduced spending since mid-2008 as schools, many of which are operating on tighter budgets, decreased discretionary spending as state and local tax revenues declined.
o	K-5 basal sales declined in both open territory and adoption states owing to the continuing decline in residual sales as well as a weak performance in the North Carolina K-5 math adoption. North Carolina was the only adoption state to place significant orders for front-list basal materials in the first quarter of the year.

o	In the 6-12 basal market, sales declined in both adoption states and open territory. In North Carolina, secondary adoption opportunities in health, career education and technical education could not match MHE’s prior-year success in the 6-12 social studies adoption. North Carolina was originally scheduled to purchase math for all grades K-12 in 2009 but cancelled the 6-12 portion of the adoption during 2008.

o	K-12 supplementary sales also declined, with growth in intervention products being offset by lower demand for backlist products.

o	Non-custom or “shelf” testing revenue declined overall, despite a sales gain for the LAS Links product line, but this decrease was more than offset by an increase in formative assessment revenue driven largely by additional services provided to the school districts using SEG’s successful Acuity program.

o	Custom testing revenue increased as a result of additional contract work in Qatar and the timing of work in Florida.
•	Higher Education revenue increased for both print and digital product driven by strong new publication lists in all four imprints, improved sales coverage in key regions, higher enrollments in the current academic year and a market trend toward later second-semester ordering that shifted more sales from December to January and February.
o	Key titles contributing to the first quarter performance included Sanderson, Computers in the Medical Office, 6/e, Booth, Medical Assisting, 3/e, Lucas, The Art of Public Speaking, 10/e, McConnell, Economics, 18/e, and Block, Foundations of Financial Management, 13/e.

o	Digital revenue growth was driven by the continued success of the Homework Management product line, which included new releases on the improved and enhanced Connect platform.
•	Revenue in the professional market declined versus the prior year as book sales decreased due to continuing weakness in the retail environment and strong 2008 sales of the new edition of Harrison’s Principles of Internal Medicine, which provided a challenging comparison. Digital subscriptions and digital licensing had a favorable impact on the results for the quarter.

•	International revenue decreased for the quarter, with growth in the Latin America, Europe/Middle East/Africa, India and Asia regions being largely offset by the unfavorable impact of foreign exchange as well as the impact of sales of the new edition of Harrison’s Principles of Internal Medicine in the prior year.
•	Operating margin improved primarily due to decreased selling and general expenses driven by the benefit of ongoing cost saving initiatives and lower operating expenses due to decreased sales and a change in sales mix.
•	Foreign exchange rates negatively impacted revenue by $13.3 million and favorably impacted the improvement in operating loss by $4.8 million.
Industry Highlights and Outlook
•	The total available state new adoption market in 2009 is estimated at between $550 million and $600 million, depending on state funding availability. This compares with approximately $980 million in 2008. The 2009 estimate reflects lower anticipated purchasing rates in Florida and California due to state budget constraints as well as the impact of other announced adoption postponements. This estimate is dependent on still to be determined fiscal year 2010 education budgets in key states, as well as the impact of the federal stimulus funding on instructional materials purchasing.
•	Total U.S. PreK-12 enrollment for 2008-2009 is estimated at 56 million students, up 0.3% from 2007-2008, according to the National Center for Education Statistics.
•	The year’s key adoption opportunities are K-8 reading and K-8 math in California, K-12 reading in Georgia, K-12 science in Tennessee, K-12 social studies in Indiana, K-5 math in North Carolina, and 6-12 reading/literature in Florida. The Florida adoption was originally expected to offer one of the year’s largest markets, but it now appears that industry sales there will fall well short of original projections owing to widespread purchasing postponements by districts across the state. Postponements of district-level adoptions will likely also limit market potential in other states, notably California.
o	The Company expects to perform well with reading in California and Georgia; math in California, South Carolina, and Kentucky; science in Tennessee; and social studies in Indiana.

o	The U.S. Department of Education has begun releasing the first round of federal stimulus funding. Depending on state timetables, eligible school districts should receive their initial distributions for special education programs and Title 1 programs for disadvantaged students in the second or third quarter. These funds may be used for instructional materials, among other purposes. The states will also receive first-round distributions from the State Fiscal Stabilization Fund (“SFSF”) following approval of their educational spending plans. While each state’s use of its SFSF funding is still to be determined, the Company may also benefit from increased purchasing of instructional materials from this source.
•	According to statistics compiled by the Association of American Publishers (“AAP”), total net basal and supplementary sales of elementary and secondary instructional materials were down by 15.9% through February 2009 compared to the same two-month period in 2008. Basal sales in adoption states and open territory for the industry decreased 14.3% compared to prior year. In the supplemental market, industry sales were down 18.0% versus prior year. The supplementary market has been declining in recent years, in large part because basal programs are increasingly comprehensive, offering integrated ancillary materials that reduce the need for separate supplemental products.
•	Refer to the Risks and Uncertainties included in the “Consolidated Review” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Financial Services

	First	%	First
	Quarter	(Decrease)/	Quarter
	2009	Increase	2008

Revenue
Credit Market Services	$391,350	(8.4)%	$427,314
Investment Services	218,804	0.8%	216,987

Total Revenue	$610,154	(5.3)%	$644,301

Operating profit	$231,593	(12.3)%	$264,052

% Operating margin	38.0%		41.0%

Revenue and Operating Profit
•	Credit Market Services revenue decreased as the result of continuing declines in structured finance and the impact of foreign exchange rates. These declines were partially mitigated by increases in credit ratings-related information products such as RatingsXpress and RatingsDirect.
o	Continued decreases in issuance volumes in both the United States and Europe of residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”), collateralized debt obligations (“CDO”) and asset-backed securities (“ABS”) contributed to the decrease in revenue. These declines more than offset the revenue benefit resulting from very strong investment grade corporate issuance, primarily in the industrial sector.

o	Growth in information products was driven by increased customer demand for value-added solutions.

o	Revenue derived from non-transaction related sources includes surveillance fees, annual contracts, subscription, and rating fees earned relating to cancelled transactions (“breakage fees”). For the first quarter of 2009, non-transaction related revenue decreased moderately compared to the first quarter of 2008 primarily as the result of lower breakage fees. Non-transaction related revenue represented 71.5% of total Credit Market Services revenue for the first quarter of 2009 compared to 68.0% for the first quarter of 2008. The increase of non-transaction related revenue as a proportion of total Credit Market Services revenue is attributable to the decline in transaction related revenue during the first quarter of 2009.
•	Investment Services revenue increased slightly driven by the following factors:
o	The number of Capital IQ clients at March 31, 2009 increased 14.9% from the prior year and 1.5% from December 31, 2008.

o	Growth in revenue from Index Services driven by increased index license fees relating to over-the-counter derivatives, and mutual funds, in addition to increased customer demand for index data.
•	Foreign exchange negatively impacted revenue by $23.8 million and favorably impacted operating profit by $3.7 million.
Issuance Volumes
The Company monitors issuance volumes as an indicator of trends in transaction revenue streams within Credit Market Services. The following table depicts changes in issuance levels as compared to prior year, based on Harrison Scott Publications and Standard & Poor’s internal estimates (Harrison Scott Publications/S&P). Revenue was adversely impacted by the declines in issuance volumes of structured finance products in both the U.S. and Europe.

	First Quarter
	Compared to Prior Year
Structured Finance	U.S.	Europe
Residential Mortgage-Backed Securities	-24.5%	-98.8%
Commercial Mortgage-Backed Securities	-100.0%	-100.0%
Collateralized Debt Obligations	-61.3%	-95.7%
Asset-Backed Securities	-83.5%	-58.9%
Total New Issue Dollars (Structured Finance)	-76.3%	-90.5%

•	All structured finance asset classes continue to experience lack of investor demand and relatively illiquid secondary trading markets.

•	No CMBS issuance occurred in the U.S. and in Europe due to the market dislocation attributed to weak commercial origination levels and wide credit spreads making securitization an uneconomical funding mechanism.

	First Quarter
	Compared to Prior Year
Corporate Issuance	U.S.	Europe
High Yield Issuance	54.8%	89.1%
Investment Grade	12.8%	74.1%
Total New Issue Dollars (Corporate)	13.9%	74.1%
•	Corporate debt issuance increased as a result of issuers seeking to increase their liquidity positions and to refinance maturing debt.

•	Refer to the Risks and Uncertainties included in the “Consolidated Review” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Outlook
Investment grade corporate issuance, primarily in the industrial sector, for the first quarter of 2009 was very strong. However, many sectors of the global credit markets, especially the structured finance market, continue to experience liquidity issues. The current conditions in the global financial markets have resulted from challenged credit markets, financial difficulties experienced by several financial institutions and shrinking investor confidence in the capital markets. Because of the current credit market conditions, issuance levels have deteriorated significantly across all structured finance asset classes. It is possible that these market conditions and global issuance levels in structured finance could persist through 2009. In addition, it is uncertain whether the rebound in investment grade corporate issuance experienced during the first quarter will continue throughout 2009. Also, the outlook for RMBS, CMBS and CDO asset classes as well as other asset classes is dependent upon many factors, including the general condition of the economy, interest rates, credit quality and spreads, and the level of liquidity in the financial markets. Although several governments and central banks around the globe have implemented measures in an attempt to provide additional liquidity to the global credit markets, it is still too early to determine the effectiveness of these measures.
Regulatory Environment
The following amends the disclosure in the Legal and Regulatory Environment disclosure for the Financial Services segment in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
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
In April 2009, the new SEC rules described in the Company’s 2008 Annual Report on Form 10-K went into effect. The new rules address a broad range of issues, including disclosure and management of conflicts related to the issuer-pays model, prohibitions against analysts accepting gifts or making “recommendations” when rating a security, and limitations on analyst participation in fee discussions. Under the new rules, additional records of all rating actions must be created, retained and made public, including a sampling of rating histories for issuer-paid ratings (this rule is expected to become effective in August 2009), and records must be kept of material deviations in ratings assigned from model outputs as well as complaints about analysts’ performance. The new rules require more disclosure of performance statistics and methodologies and a new annual report by NRSROs of their rating actions to be provided confidentially to the SEC.
New legislation, regulations or judicial determinations applicable to credit rating agencies in the United States and abroad could affect the competitive position and the business model of Standard & Poor’s Ratings Services; however, the Company does not believe that any new or currently proposed legislation, regulations or judicial determinations would have a materially adverse effect on its financial condition or results of operations.
The market for credit ratings as well as the markets for research and investment advisory services are very competitive. The Financial Services segment competes domestically and internationally on the basis of a number of factors, including the quality of its ratings, research and investment advisory businesses, client service, reputation, price, geographic scope, range of products and technological innovation. In addition, in some of the countries in which Standard & Poor’s competes, governments may provide financial or other support to locally-based rating agencies and may from time to time establish official credit rating agencies, credit ratings criteria or procedures for evaluating local issuers.
Legal Proceedings
See Footnote 12 — Commitments and Contingencies to the Company’s Consolidated Financial Statements for legal proceedings disclosure that amends the disclosure in the Company’s Annual Report for the year ended December 31, 2008.
Information & Media

	First		First
	Quarter	%	Quarter
	2009	Decrease	2008

Revenue
Business-to-Business	$207,143	(5.7)%	$219,687

Broadcasting	18,282	(22.9)%	23,727

Total revenue	$225,425	(7.4)%	$243,414

Operating profit	$2,772	(76.4)%	$11,726

% Operating margin	1.2%		4.8%

Revenue and Operating Profit
•	Business-to-Business Group revenue decline was primarily driven by decreases at BusinessWeek, J.D. Power and Associates and advertising products in the construction industry partially offset by an increase in Platts, a leading provider of energy and other commodities information.
o	Current economic weakness continues to drive declines in advertising, softness in the automotive industry and decreases in the construction market.

o	Global commodities products related to oil, natural gas and power experienced growth as the continued volatility in crude oil and other commodity prices drove the continued need for market information.

o	During the first quarter of 2009, J.D. Power and Associates transitioned a number of syndicated studies to an online service platform. This resulted in $4.7 million of revenue and $2.3 million of operating profit that would have been recognized in the first quarter to be deferred and will be recognized over the service period.
•	According to the Publishers Information Bureau (“PIB”), BusinessWeek’s advertising pages in the global edition for the first quarter were down 39.8%, with two fewer issues year to year for PIB purposes and for revenue recognition purposes.
•	Broadcasting revenue for the quarter decreased due to reductions in both base and political advertising, primarily due to economic weakness in key markets and to 2009 being a non-political election year.
•	Foreign exchange rates had an immaterial impact on segment revenue and a $3.6 million favorable impact on operating profit.
Industry Highlights and Outlook
•	In the first quarter of 2009, the dollar value of total U.S. construction starts was down 40.0% against the same period of the prior year. Most of the decline was due to a 52.0% decrease in residential building activity, and a 47.0% decrease in non-residential construction from lower commercial and manufacturing building activities, while non-building construction was down 11.0%.

•	According to the PIB, advertising pages for all consumer magazine publications were down 26.1% in the first quarter of 2009 compared to 2008.
•	In the first quarter of 2009, the dollar value of total U.S. light vehicle sales was down 36.7% on a 34.3% decline in total sales volume against the same period of the prior year. Sharply increased industry incentive spending helped offset some sales decline, although not enough to offset core economic factors.
•	Refer to the Risks and Uncertainties included in the “Consolidated Review” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Liquidity and Capital Resources
The Company continues to maintain a strong financial position. The Company’s primary source of funds for operations is cash generated by operating activities. The Company’s core businesses have been strong cash generators. Income and, consequently, cash provided from operations during the year are significantly impacted by the seasonality of businesses, particularly educational publishing. This seasonality also impacts cash flow and related borrowing patterns as investments are typically made in the first half of the year to support the strong selling period that occurs in the third quarter. As a result, the Company’s cash flow is typically lower in the first half of the year and higher during the third and fourth quarters. Debt financing is used as necessary for seasonal fluctuations in working capital, for acquisitions and share repurchases. Cash and cash equivalents were $496.8 million at March 31, 2009, an increase of $25.1 million from December 31, 2008 and consist primarily of cash held abroad. Typically, cash held outside the United States is anticipated to be utilized to fund international operations or to be reinvested outside of the United States, as a significant portion of the Company’s opportunities for growth in the coming years are expected to be abroad.
Cash Flow
Operating Activities: Cash provided by operations was $67.1 million for the first three months of 2009, as compared to cash used for operations of $112.3 million in 2008. The increase in cash from operating activities from the prior year is primarily the result of decreases in accounts payable and accrued expenses.
As of March 31, 2009, accounts receivable (before reserves) decreased $211.8 million from the prior year-end, primarily due to the seasonality of the Educational and Information & Media businesses and strong cash collections during the quarter. Additionally, revenue declines during the first quarter of 2009 contributed to the accounts receivable decrease. This decrease compares to a $230.7 million decrease in the first quarter of 2008. The number of days sales outstanding for operations have decreased by 6 days year over year, primarily due to strong cash collections across all of the Company’s segments. Inventories increased by $20.8 million from the end of 2008 as the Company’s education business prepares for its selling season. The decrease in inventory purchases over the prior year is primarily the result of the stronger adoption opportunities in 2008 compared with 2009.
Accounts payable and accrued expenses decreased by $265.6 million over the prior year-end primarily due to the decrease in performance based compensation payments in the first quarter of 2009 versus prior year. This decrease compares to a $397.7 million decrease in 2008.
Investing Activities: Cash used for investing activities was $52.4 million and $108.1 million in the first three months of 2009 and 2008, respectively. The decrease over the prior year is primarily due to decreased investment in prepublication costs in the first quarter of 2009 as compared to 2008 due to the adoption cycle, decreased capital spending in the first quarter of 2009, and the impact of acquisitions in the first quarter of 2008.
Purchases of property and equipment totaled $8.0 million in the first three months of 2009 compared with $23.6 million in 2008. For 2009, capital expenditures are expected to be approximately $90 million and primarily relate to increased investment in the Company’s information technology data centers and other technology initiatives.
Net prepublication costs increased $14.7 million from December 31, 2008 to $567.2 million, as spending outpaced amortization. Prepublication investment in the current year totaled $42.7 million as of March 31, 2009, $23.9 million less than the same period in 2008. Prepublication investment for 2009 is expected to be approximately $225 million, reflecting new product development in light of the significant adoption opportunities in key states in 2009 and beyond.
Financing Activities: Cash generated from financing activities was $19.0 million through March 31, 2009 compared to $213.4 million in 2008. The difference is primarily attributable to a reduction of $306.3 million in borrowings of commercial paper and reduced stock option exercises in the first quarter of 2009, partially offset by a $134.0 million reduction in share repurchases in 2009. In the first quarter of 2009, the Company has not repurchased any shares. In the first quarter of 2008, cash was utilized to repurchase approximately 3.4 million shares for $134.0 million. Shares repurchased under the repurchase program were used for general corporate purposes, including the issuance of shares for stock compensation plans and to offset the dilutive effect of the exercise of employee stock options.
There were $159.9 million and $396.2 million in commercial paper borrowings outstanding as of March 31, 2009 and 2008, respectively, with an average interest rate and average term of 0.3% and 15 days, and 2.4% and 31 days, respectively. The size of the Company’s total commercial paper program remains $1.2 billion and is supported by the revolving credit agreement described below.
On September 12, 2008 the Company closed on two new revolving credit facility agreements totaling $1.15 billion collectively (the “new credit facility”) to replace the existing $1.2 billion five-year credit facility that was to expire on July 20, 2009. The new credit facility is with a syndicate of fourteen banks led by JP Morgan Chase and Bank of America. The existing credit facility was cancelled after the new facility became effective.
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
The new credit facility contains certain covenants. The only financial covenant requires that the Company not exceed indebtedness to cash flow ratio, as defined in the new credit facility, of 4 to 1. This covenant is similar to the previous credit agreements and has never been exceeded. There were no borrowings under either of the facilities as of March 31, 2009 and March 31, 2008.
The Company has the capacity to issue Extendible Commercial Notes (“ECNs”) of up to $240 million, provided that sufficient investor demand for ECNs exists. ECNs replicate commercial paper, except that the Company has an option to extend the note beyond its initial redemption date to a maximum final maturity of 390 days. However, if exercised, such an extension is at a higher reset rate, which is at a predetermined spread over LIBOR and is related to the Company’s commercial paper rating at the time of extension. As a result of the extension option, no backup facilities for these borrowings are required. As is the case with commercial paper, ECNs have no financial covenants. There were no ECN borrowings outstanding as of March 31, 2009 and March 31, 2008. In the current credit environment, the ECN market is not available and the Company has no plans to utilize this market.
On April 19, 2007, the Company signed a promissory note with one of its providers of banking services to enable the Company to borrow additional funds, on an uncommitted basis, from time to time to supplement its commercial paper and ECN borrowings. The specific terms (principal, interest rate and maturity date) of each borrowing governed by this promissory note are determined on the borrowing date of each loan. These borrowings have no financial covenants. There were no promissory note borrowings outstanding as of March 31, 2009 and March 31, 2008. In the current credit environment, the market for these instruments is currently not available and the Company has no plans to utilize them in the short-term.
On January 1, 2009, the Company transferred most of Standard & Poor’s U.S. properties and assets from a division to a newly-formed, wholly-owned subsidiary. This reorganization was initiated to address future operational and financial conditions, and will not affect the ongoing conduct of Standard & Poor’s businesses, including the credit ratings business.

In conjunction with this reorganization, a series of supplemental agreements were executed.  They include a supplemental indenture for the Company’s $1.2 billion senior notes (three tranches of $400 million due in 2012, 2017 and 2037), amendments to the company’s current $1.15 billion Credit Agreement (including both the 364-day and the 3-year agreements), amendments to the commercial paper issuing and paying agency agreement (with JP Morgan Chase) and amended and restated commercial paper dealer agreements (with JP Morgan Chase, Morgan Stanley and Merrill Lynch).  All of these agreements and amendments provide that the new S&P subsidiary will guarantee the senior notes issued pursuant to the indenture, amounts borrowed under the credit agreement and the commercial paper.
On January 31, 2007, the Board of Directors approved an additional stock repurchase program (the “2007 program”) authorizing the repurchase of up to 45.0 million shares, which was approximately 12.7% of the total shares of the Company’s outstanding common stock at that time. The repurchased shares are used for general corporate purposes, including the issuance of shares for stock compensation plans and to offset the dilutive effect of the exercise of employee stock options. Purchases under this program were made from time to time on the open market and in private transactions depending on market conditions. The Company did not repurchase any shares during the first quarter of 2009. At March 31, 2009, authorization for the repurchase of 17.1 million shares remained under the 2007 program.
On January 28, 2009, the Board of Directors approved an increase in the quarterly common stock dividend from $0.22 to $0.225 per share.
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
The Company typically has naturally hedged positions in most countries from a local currency perspective with offsetting assets and liabilities. The gross amount of the Company’s foreign exchange balance sheet exposure from operations is $167.4 million as of March 31, 2009. Management has estimated using an undiversified average value-at-risk analysis with a 95% confidence level that the foreign exchange gains and losses should not exceed $22.9 million over the next year based on the historical volatilities of the portfolio.
The Company’s net interest expense is sensitive to changes in the general level of U.S. and foreign interest rates. Based on average debt and investments outstanding during the first quarter of 2009, the following is the projected annual impact on interest expense on current operations:

Percent change in interest rates	Projected annual pre-tax impact on
(+/-)	operations (millions)
1%	$3.5
Recently Issued Accounting Standards
See Footnote 14.
Since the date of the Annual Report, there have been no other material changes to the Company’s critical accounting policies.
“Safe Harbor” Statement Under the Private Securities Litigation Reform Act of 1995
This section, as well as other portions of this document, includes certain forward-looking statements about the Company’s businesses and our prospects, new products, sales, expenses, tax rates, cash flows, prepublication investments and operating and capital requirements. Such forward-looking statements include, but are not limited to: the strength and sustainability of the U.S. and global economy; the duration and depth of the current recession; Educational Publishing’s level of success in 2009 adoptions and in open territories and enrollment and demographic trends; the level of educational funding; the strength of School Education including the testing market, Higher Education, Professional and International publishing markets and the impact of technology on them; the level of interest rates and the strength of the economy, profit levels and the capital markets in the U.S. and abroad; the level of success of new product development and global expansion and strength of domestic and international markets; the demand and market for debt ratings, including collateralized debt obligations (“CDO”), residential and commercial mortgage and asset-backed securities and related asset classes; the continued difficulties in the credit markets and their impact on Standard & Poor’s and the economy in general; the regulatory environment affecting Standard & Poor’s; the level of merger and acquisition activity in the U.S. and abroad; the strength of the domestic and international advertising markets; the strength and the performance of the domestic and international automotive markets; the volatility of the energy marketplace; the contract value of public works, manufacturing and single-family unit construction; the level of political advertising; and the level of future cash flow, debt levels, manufacturing expenses, distribution expenses, prepublication, amortization and depreciation expense, income tax rates, capital, technology, restructuring charges and other expenditures and prepublication cost investment.
Actual results may differ materially from those in any forward-looking statements because any such statements involve risks and uncertainties and are subject to change based upon various important factors, including, but not limited to, worldwide economic, financial, political and regulatory conditions; currency and foreign exchange volatility; the health of debt and equity markets, including interest rates, credit quality and spreads, the level of liquidity, future debt issuances including residential and commercial mortgage-backed securities and CDOs backed by residential mortgages and related asset classes; the implementation of an expanded regulatory scheme affecting Standard & Poor’s ratings and services; the level of funding in the education market (both domestically and internationally); the pace of recovery in advertising; continued investment by the construction, automotive, computer and aviation industries; the successful marketing of new products, and the effect of competitive products and pricing.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company has no material changes to the disclosure made on this matter in the Company’s report on Form 10-K for the year ended December 31, 2008. Please see Item 2 of this Form 10-Q for additional market risk disclosures.
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
As of March 31, 2009, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the U.S. Securities Exchange Act of 1934). Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2009.
Other Matters
There have been no changes in the Company’s internal controls over financial reporting during the most recent quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II
Other Information
Item 1. Legal Proceedings
See Footnote 12 — Commitments and Contingencies to the Company’s Consolidated Financial Statements for legal proceedings disclosure that amends the disclosure in the Company’s Annual Report for the year ended December 31, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On January 31, 2007 the Board of Directors approved a new stock repurchase program authorizing the purchase of up to 45.0 million shares, which was approximately 12.7% of the total shares of the Company’s outstanding common stock at that time. During the first three months of 2009, the Company did not repurchased any shares under the 2007 repurchase program. As of March 31, 2009, 17.1 million shares remained available under the 2007 repurchase program. The repurchase program has no expiration date. The repurchased shares may be used for general corporate purposes, including the issuance of shares for stock compensation plans and to offset the dilutive effect of the exercise of employee stock options. Purchases under this program may be made from time to time on the open market and in private transactions, depending on market conditions.
The following table provides information on purchases made by the Company of its outstanding common stock during the first quarter of 2009 pursuant to the stock repurchase program authorized by the Board of Directors on January 31, 2007 (column c). In addition to purchases under the 2007 stock repurchase program, the number of shares in column (a) include: 1) shares of common stock that are tendered to the Registrant to satisfy the employees’ tax withholding obligations in connection with the vesting of awards of restricted performance shares (such shares are repurchased by the Registrant based on their fair market value on the vesting date), and 2) shares of the Registrant deemed surrendered to the Registrant to pay the exercise price and to satisfy the employees’ tax withholding obligations in connection with the exercise of employee stock options. There were no other share repurchases during the quarter outside the stock repurchases noted below:

			(c)Total Number of Shares
	(a)Total Number		Purchased as Part of	(d) Maximum Number of Shares
	of Shares	(b)Average	Publicly Announced	that may yet be Purchased
	Purchased	Price Paid per	Programs	Under the Programs
Period	(in millions)	Share	(in millions)	(in millions)
(Jan. 1 – Jan. 31, 2009)	—	—	—	17.1
(Feb. 1 – Feb. 28, 2009)	0.6	$20.62	—	17.1
(Mar. 1 – Mar. 31, 2009)	—	—	—	17.1
Total – Qtr	0.6	$20.62	—	17.1

Item 6. Exhibits

(10.1)	*	Compensatory Arrangement for Charles L. Teschner, Executive Vice President, Global Strategy

(10.2)	*	Compensatory Arrangement for D. Edward Smyth, Executive Vice President, Corporate Affairs and Executive Assistant to the Chairman, President and Chief Executive Officer

(10.3)	*	Terms and Conditions of 2009 Performance Share Unit Award

(15)		Letter on Unaudited Interim Financials

(31.1)		Quarterly Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)		Quarterly Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)		Quarterly Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* These exhibits relate to compensatory plan arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
THE MCGRAW-HILL COMPANIES, INC.

Date: April 29, 2009	By	/s/ Robert J. Bahash

Robert J. Bahash
Executive Vice President and Chief Financial Officer

Date: April 29, 2009	By	/s/ Kenneth M. Vittor

Kenneth M. Vittor
Executive Vice President and General Counsel

Date: April 29, 2009	By	/s/ Emmanuel N. Korakis

Emmanuel N. Korakis
Senior Vice President and Corporate Controller