Form 10-Q
period 2009-06-30
MCGRAW-HILL COMPANIES INC
filed 2009-07-29
CIK 64040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
YES ☑                    NO ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
YES ☑                    NO ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐                    NO ☑
On July 17, 2009 there were approximately 314.8 million shares of common stock (par value $1.00 per share) outstanding.

The McGraw-Hill Companies, Inc.

Page Number
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Report of Independent Registered Public Accounting Firm	3

Consolidated Statements of Income for the three and six months ended June 30, 2009 and 2008	4

Consolidated Balance Sheets at June 30, 2009, December 31, 2008 and June 30, 2008	5

Consolidated Statements of Cash Flows for the six months ended June 30, 2009 and 2008	6

Notes to Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosures About Market Risk	35

Item 4. Controls and Procedures	35

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	36

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 4. Submission of Matters to a Vote of Security Holders	37

Item 6. Exhibits	37
EX-15
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
of The McGraw-Hill Companies, Inc.
We have reviewed the consolidated balance sheet of The McGraw-Hill Companies, Inc., as of June 30, 2009, and the related consolidated statements of income for the three-month and six-month periods ended June 30, 2009 and 2008, and the consolidated statements of cash flows for the six-month periods ended June 30, 2009 and 2008. These financial statements are the responsibility of the Company’s management.
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
/s/ ERNST & YOUNG LLP
July 29, 2009

Part I
Financial Information
Item 1. Financial Statements
The McGraw-Hill Companies, Inc.
Consolidated Statement of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2009	2008	2009	2008

Revenue
Product	$525,813	$634,112	$815,211	$951,755
Service	939,367	1,039,113	1,798,176	1,939,341

Total revenue	1,465,180	1,673,225	2,613,387	2,891,096
Expenses
Operating-related
Product	268,235	278,220	442,508	460,266
Service	314,270	368,934	628,936	695,199

Operating-related expenses	582,505	647,154	1,071,444	1,155,465
Selling and general
Product	237,805	276,376	419,799	473,746
Service	308,321	341,459	617,638	660,862

Selling and general expenses	546,126	617,835	1,037,437	1,134,608
Depreciation	28,782	30,411	58,194	57,938
Amortization of intangibles	11,440	13,144	25,644	27,344

Total expenses	1,168,853	1,308,544	2,192,719	2,375,355

Income from operations	296,327	364,681	420,668	515,741
Other loss	13,849	—	13,849	—
Interest expense — net	18,499	20,354	39,090	38,184

Income before taxes on income	263,979	344,327	367,729	477,557
Provision for taxes on income	96,088	127,377	133,853	176,044

Net income	167,891	216,950	233,876	301,513
Less: net income attributable to noncontrolling interests	(3,798)	(4,656)	(6,779)	(8,109)

Net income attributable to The McGraw-Hill Companies, Inc.	$164,093	$212,294	$227,097	$293,404

Earnings per common share:
Basic	$0.53	$0.67	$0.73	$0.92
Diluted	$0.52	$0.66	$0.73	$0.91

Average number of common shares outstanding:
Basic	312,226	317,746	311,862	318,875
Diluted	313,033	321,087	312,525	322,273

Dividend declared per common share	$0.225	$0.22	$0.45	$0.44
See accompanying notes.

The McGraw-Hill Companies, Inc.
Consolidated Balance Sheet
(Unaudited)

	June 30,	December 31,	June 30,
(in thousands)	2009	2008	2008
ASSETS
Current assets:
Cash and equivalents	$556,131	$471,671	$355,304
Accounts receivable (net of allowance for doubtful accounts and sales returns)	1,049,447	1,060,858	1,266,221
Inventories	389,885	369,679	496,594
Deferred income taxes	283,635	285,364	285,583
Prepaid and other current assets	118,124	115,151	137,180

Total current assets	2,397,222	2,302,723	2,540,882

Prepublication costs (net of accumulated amortization)	540,276	552,534	613,965
Investments and other assets:
Assets for pension benefits	57,417	52,994	263,535
Deferred income taxes	53,484	79,559	14,490
Other	171,218	176,900	179,212

Total investments and other assets	282,119	309,453	457,237

Property and equipment — at cost	1,568,055	1,573,951	1,626,790
Less: accumulated depreciation	(984,012)	(952,889)	(978,637)

Net property and equipment	584,043	621,062	648,153

Goodwill and other intangible assets:
Goodwill — net	1,688,748	1,703,240	1,724,192
Copyrights — net	154,292	162,307	170,835
Other intangible assets — net	411,316	428,823	449,331

Net goodwill and intangible assets	2,254,356	2,294,370	2,344,358

Total assets	$6,058,016	$6,080,142	$6,604,595

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable	$89,622	$70,022	$526,222
Accounts payable	285,509	337,459	361,467
Accrued royalties	49,435	111,471	57,301
Accrued compensation and contributions to retirement plans	326,822	420,515	368,008
Income taxes currently payable	75,552	17,209	101,781
Unearned revenue	1,098,505	1,099,167	1,102,692
Deferred gain on sale leaseback	10,978	10,726	10,480
Other current liabilities	481,170	464,134	472,332

Total current liabilities	2,417,593	2,530,703	3,000,283
Other liabilities:
Long-term debt	1,197,701	1,197,611	1,197,519
Deferred income taxes	3,154	3,406	126,559
Liability for pension and other postretirement benefits	599,081	606,331	284,900
Deferred gain on sale leaseback	153,542	159,115	164,561
Other non-current liabilities	220,927	230,105	246,279

Total other liabilities	2,174,405	2,196,568	2,019,818

Total liabilities	4,591,998	4,727,271	5,020,101

Commitments and contingencies (Note 12)
Shareholders’ equity :
Common stock	411,709	411,709	411,709
Additional paid-in capital	15,994	55,150	102,574
Retained income	6,156,140	6,070,793	5,703,049
Accumulated other comprehensive loss	(410,289)	(444,022)	(23,589)
Less: common stock in treasury — at cost	(4,780,114)	(4,811,294)	(4,683,569)

Total shareholders’ equity — controlling interests	1,393,440	1,282,336	1,510,174
Total shareholders’ equity — noncontrolling interests	72,578	70,535	74,320

Total shareholders’ equity	1,466,018	1,352,871	1,584,494

Total liabilities and shareholders’ equity	$6,058,016	$6,080,142	$6,604,595

See accompanying notes.

The McGraw-Hill Companies, Inc.
Consolidated Statement of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(in thousands)	2009	2008

Cash flows from operating activities
Net income	$233,876	$301,513
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	58,194	57,938
Amortization of intangibles	25,644	27,344
Amortization of prepublication costs	98,429	94,229
Provision for losses on accounts receivable	15,880	9,215
Net change in deferred income taxes	(4,465)	(21,632)
Stock-based compensation	17,233	43,000
Loss on disposition of business	13,849	—
Other	(2,208)	(1,976)
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	(1,397)	(77,385)
Inventories	(20,907)	(143,096)
Prepaid and other current assets	(14,221)	(9,257)
Accounts payable and accrued expenses	(207,234)	(324,595)
Unearned revenue	(6,575)	8,111
Other current liabilities	22,389	(9,222)
Net change in prepaid/accrued income taxes	67,926	90,828
Net change in other assets and liabilities	(7,361)	(7,603)

Cash provided by operating activities	289,052	37,412

Cash flows from investing activities
Investment in prepublication costs	(85,053)	(131,900)
Purchase of property and equipment	(16,898)	(48,756)
Acquisition of businesses	—	(34,666)
Disposition of business and property and equipment	9,791	165
Additions to technology projects	(7,671)	(10,141)

Cash used for investing activities	(99,831)	(225,298)

Cash flows from financing activities
Additions to short-term debt, net	19,600	526,200
Dividends paid to shareholders	(141,750)	(142,112)
Repurchase of treasury shares	—	(275,549)
Exercise of stock options	7,108	30,732
Excess tax benefits from share-based payments	10	1,320

Cash (used for)/provided by financing activities	(115,032)	140,591

Effect of exchange rate changes on cash	10,271	6,503

Net change in cash and equivalents	84,460	(40,792)
Cash and equivalents at beginning of period	471,671	396,096

Cash and equivalents at end of period	$556,131	$355,304

See accompanying notes.

The McGraw-Hill Companies, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts or as noted)
1.	Basis of Presentation
The financial information in this report has not been audited, but in the opinion of management all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly such information have been included. The operating results for the three and six months ended June 30, 2009 and 2008 are not necessarily indicative of results to be expected for the full year due to the seasonal nature of some of the Company’s businesses. The financial statements included herein should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (the “Annual Report”).

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

Accordingly, $72,578, $70,535 and $74,320 as of June 30, 2009, December 31, 2008 and June 30, 2008, respectively, have been reclassified from other non-current liabilities to shareholders’ equity.

In the second quarter of 2009, the Company adopted SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 sets forth general standards of accounting for and the disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company has evaluated subsequent events through July 29, 2009, which represents the date the financial statements are issued. The initial adoption did not have an impact on its consolidated financial statements.

Certain prior year amounts have been reclassified for comparability purposes.
2.	Comprehensive Income
The following table is a reconciliation of the Company’s net income to comprehensive income for the periods ended June 30:

	Three Months		Six Months
	2009	2008	2009	2008
Net income	$167,891	$216,950	$233,876	$301,513
Other comprehensive income:
Foreign currency translation adjustment	36,313	(5,884)	19,566	(2,301)
Pension and other postretirement benefit plans, net of tax	12,102	(8,047)	12,739	(7,830)
Unrealized gain/(loss) on investment, net of tax	1,889	(1,815)	1,743	(3,542)

Comprehensive income	218,195	201,204	267,924	287,840
Less: comprehensive income attributable to noncontrolling interests	(6,747)	(2,859)	(7,094)	(5,402)

Comprehensive income attributable to The McGraw-Hill Companies, Inc.	$211,448	$198,345	$260,830	$282,438

3.	Segment and Related Information
The Company has three reportable segments: McGraw-Hill Education, Financial Services and Information & Media.

The McGraw-Hill Education segment is one of the premier global educational publishers serving the elementary and high school (“el-hi”), college and university, professional, international and adult education markets. During the second quarter of 2009, the segment incurred a net pre-tax restructuring charge that reduced operating profit by $11.6 million. During the second quarter of 2008, the segment incurred a pre-tax restructuring charge that reduced operating profit by $8.5 million.

The Financial Services segment operates under the Standard & Poor’s brand. This segment provides services to investors, corporations, governments, financial institutions, investment managers and advisors globally. The segment and the markets it serves are impacted by interest rates, the state of global economies, credit quality and investor confidence. During the second quarter of 2009, the segment incurred a net pre-tax restructuring benefit that increased operating profit by $0.4 million. In addition, during the second quarter of 2009 the segment incurred a pre-tax loss resulting from the sale of Vista Research, Inc. in May 2009 that reduced operating profit by $13.8 million. During the second quarter of 2008, the segment incurred a pre-tax restructuring charge that reduced operating profit by $15.2 million.

The Information & Media segment includes business, professional and broadcast media, offering information, insight and analysis. During the second quarter of 2009, the segment incurred a net pre-tax restructuring charge that reduced operating profit by $4.0 million.

Operating profit by segment is the primary basis for the chief operating decision maker of the Company, the Executive Committee, to evaluate the performance of each segment. A summary of operating results by segment for the periods ended June 30 is as follows:

	2009		2008
		Operating		Operating
Three months	Revenue	Profit	Revenue	Profit
McGraw-Hill Education	$555,189	$21,008	$670,846	$70,276
Financial Services	673,788	276,354	735,477	303,142
Information & Media	236,203	14,422	266,902	24,799

Total operating segments	1,465,180	311,784	1,673,225	398,217
General corporate expense	—	(29,306)	—	(33,536)
Interest expense — net	—	(18,499)	—	(20,354)

Total Company	$1,465,180	$263,979 *	$1,673,225	$344,327 *

* Income before taxes on income

	2009		2008
		Operating		Operating
Six months	Revenue	Profit/(Loss)	Revenue	Profit/(Loss)
McGraw-Hill Education	$867,817	$(55,588)	$1,001,002	$(20,586)
Financial Services	1,283,942	507,947	1,379,778	567,194
Information & Media	461,628	17,194	510,316	36,525

Total operating segments	2,613,387	469,553	2,891,096	583,133
General corporate expense	—	(62,734)	—	(67,392)
Interest expense — net	—	(39,090)	—	(38,184)

Total Company	$2,613,387	$367,729 *	$2,891,096	$477,557 *

*	Income before taxes on income

4.	Acquisitions and Dispositions
In May 2009, the Company sold its Vista Research, Inc. business which was part of the Financial Services segment. This business was selected for divestiture, as it no longer fit within the Company’s strategic plans. This divestiture will enable the Financial Services segment to focus on its core business of providing independent research, ratings, data indices and portfolio services. During the quarter ended June 30, 2009, the Company recognized a pre-tax loss of $13.8 million ($8.8 million after-tax or $0.03 per diluted share), recorded as other loss.

For the three and six months ended June 30, 2009 and 2008, all dispositions including the sale of Vista Research are immaterial to the Company individually and in the aggregate.

For the three and six months ended June 30, 2009 and 2008, there were no material acquisitions individually and in the aggregate by the Company.
5.	Stock-Based Compensation
Stock-based compensation for the periods ended June 30 is as follows:

	Three Months		Six Months
	2009	2008	2009	2008
Stock option expense	$4,783	$7,009	$11,171	$13,441
Restricted stock awards expense	4,620	14,947	6,062	29,559

Total stock-based compensation expense	$9,403	$21,956	$17,233	$43,000

The number of common shares issued upon exercise of stock options and the vesting of restricted stock awards are as follows:

	June 30,	December 31,	June 30,
(in thousands)	2009	2008	2008
Stock options exercised	270	1,433	1,088
Restricted stock vested	1,421	678	670

Total shares issued	1,691	2,111	1,758

6.	Allowances, Inventories and Accumulated Amortization of Prepublication Costs
The allowances for doubtful accounts and sales returns, the components of inventory and the accumulated amortization of prepublication costs are as follows:

	June 30,	December 31,	June 30,
	2009	2008	2008
Allowance for doubtful accounts	$70,176	$76,341	$68,038

Allowance for sales returns	$119,610	$192,344	$127,561

Inventories:
Finished goods	$377,320	$349,203	$471,815
Work-in-process	3,454	4,359	7,138
Paper and other materials	9,111	16,117	17,641

Total inventories	$389,885	$369,679	$496,594

Accumulated amortization of prepublication costs	$838,384	$943,022	$787,619

7.	Debt
A summary of short-term and long-term debt outstanding follows:

	June 30,	December 31,	June 30,
	2009	2008	2008
5.375% Senior notes, due 2012 (a)	$399,763	$399,727	$399,692
5.900% Senior notes, due 2017 (b)	399,200	399,152	399,104

	June 30,	December 31,	June 30,
	2009	2008	2008
6.550% Senior notes, due 2037 (c)	398,507	398,482	398,455
Commercial paper	89,600	70,000	526,200
Note payable	253	272	290

Total debt	1,287,323	1,267,633	1,723,741
Less: short-term debt including current maturities	89,622	70,022	526,222

Long-term debt	$1,197,701	$1,197,611	$1,197,519

Senior Notes
(a) As of June 30, 2009, the Company had outstanding $399.8 million of 2012 senior notes consisting of $400 million principal and an unamortized debt discount of $0.2 million. The 2012 senior notes, when issued in November 2007, were priced at 99.911% with a yield of 5.399%. Interest payments are required to be made semiannually on February 15 and August 15.

(b) As of June 30, 2009, the Company had outstanding $399.2 million of 2017 senior notes consisting of $400 million principal and an unamortized debt discount of $0.8 million. The 2017 senior notes, when issued in November 2007, were priced at 99.76% with a yield of 5.933%. Interest payments are required to be made semiannually on April 15 and October 15.

(c) As of June 30, 2009, the Company had outstanding $398.5 million of 2037 senior notes consisting of $400 million principal and an unamortized debt discount of $1.5 million. The 2037 senior notes, when issued in November 2007, were priced at 99.605% with a yield of 6.580%. Interest payments are required to be made semiannually on May 15 and November 15.
Available Financing
The size of the Company’s total commercial paper program remains $1.2 billion and is supported by the revolving credit agreement described below. Commercial paper borrowings outstanding at June 30, 2009 and 2008 totaled $89.6 million and $526.2 million, respectively, with an average interest rate and average term of 0.2% and 13 days, and 2.2% and 27 days, respectively. These total borrowings are classified as current notes payable in the consolidated balance sheet. Commercial paper borrowings outstanding at December 31, 2008 totaled $70.0 million, with an average interest rate and average term of 1.4% and 29 days.

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

The new credit facility contains certain covenants. The only financial covenant requires that the Company not exceed indebtedness to cash flow ratio, as defined in the new credit facility, of 4 to 1. This covenant is similar to the previous credit agreements and has never been exceeded. There were no borrowings under either of the facilities as of June 30, 2009, December 31, 2008 and June 30, 2008.

The Company has the capacity to issue Extendible Commercial Notes (“ECNs”) of up to $240 million, provided that sufficient investor demand for ECNs exists. ECNs replicate commercial paper, except that the Company has an option to extend the note beyond its initial redemption date to a maximum final maturity of 390 days. However, if exercised, such an extension is at a higher reset rate, which is at a predetermined spread over LIBOR and is related to the Company’s commercial paper rating at the time of extension. As a result of the extension option, no backup facilities for these borrowings are required. As is the case with commercial paper, ECNs have no financial covenants. There were no ECN borrowings outstanding as of June 30, 2009, December 31, 2008 and June 30, 2008. In the current credit environment, the ECN market is not available and the Company has no plans to utilize this market.

On April 19, 2007, the Company signed a promissory note with one of its providers of banking services to enable the Company to borrow additional funds, on an uncommitted basis, from time to time to supplement its commercial paper and ECN borrowings. The specific terms (principal, interest rate and maturity date) of each borrowing governed by this promissory note are determined on the borrowing date of each loan. These borrowings have no financial covenants. There were no promissory note borrowings outstanding as of June 30, 2009, December 31, 2008 and June 30, 2008. In the current credit environment, the market for these instruments is currently not available and the Company has no plans to utilize them in the short-term.

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

Long-term debt was $1,197.7 million, $1,197.6 million and $1,197.5 million as of June 30, 2009, December 31, 2008 and June 30, 2008, respectively. The carrying amount of the Company’s borrowings approximates fair value at June 30, 2009. The Company paid interest on its debt totaling $25.0 million and $26.9 million during the three months ended June 30, 2009 and 2008, respectively, and $35.8 million and $34.2 million during the six months ended June 30, 2009 and 2008, respectively.

In the second quarter of 2008, cash was utilized to repurchase approximately 3.3 million shares for $141.5 million on a settlement date basis. An additional 0.7 million shares were repurchased in the second quarter of 2008, which settled in July 2008. Accordingly, the Company recorded a liability of $29.2 million, classified in other current liabilities at June 30, 2008.
8.	Common Shares Outstanding
A reconciliation of the number of shares used for calculating basic and diluted earnings per common share for the periods ended June 30 is as follows:

	Three Months		Six Months
(in thousands)	2009	2008	2009	2008
Average number of common shares outstanding	312,226	317,746	311,862	318,875
Effect of stock options and other dilutive securities	807	3,341	663	3,398

Average number of common shares outstanding including the effect of dilutive securities	313,033	321,087	312,525	322,273

Restricted performance shares outstanding of 3.7 million and 3.3 million at June 30, 2009 and 2008, respectively, were not included in the computation of diluted earnings per common share because the necessary vesting conditions have not yet been met.

The weighted-average diluted shares outstanding for the three and six months ended June 30, 2009, excludes the effect of approximately 26.3 million and 29.4 million, respectively, of outstanding stock options because the effects were not dilutive. The weighted-average diluted shares outstanding for the three and six months ended June 30, 2008, excludes the effect of approximately 16.1 million for both periods, of outstanding stock options because the effects were not dilutive.
9. Retirement Plans and Postretirement Healthcare and Other Benefits
A summary of net periodic benefit cost for the Company’s defined benefit plans and postretirement healthcare and other benefits plan for the periods ended June 30 is as follows:

	Three Months		Six Months
Pension Benefits	2009	2008	2009	2008
Service cost	$14,373	$14,211	$28,795	$29,480
Interest cost	21,295	21,744	42,881	43,333
Expected return on plan assets	(26,196)	(27,736)	(52,169)	(55,444)
Amortization of prior service credit	(68)	(111)	(129)	(222)
Amortization of loss	1,059	884	2,714	1,608

Net periodic benefit cost	$10,463	$8,992	$22,092	$18,755

	Three Months		Six Months
Postretirement Healthcare and Other Benefits	2009	2008	2009	2008
Service cost	$562	$517	$1,260	$1,187
Interest cost	2,046	2,181	4,208	4,226
Amortization of prior service credit	(297)	(296)	(593)	(593)

Net periodic benefit cost	$2,311	$2,402	$4,875	$4,820

The amortization of prior service credit and amortization of loss for the three and six months ended June 30, 2009 and 2008, included in the above table, have been recognized in the net periodic benefit cost and included in other comprehensive income, net of tax.

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
The effect of the assumption changes on pension and other postretirement healthcare expense for the three and six months ended June 30, 2009 did not have a material effect on earnings per share.
In 2009, the Company expects to contribute approximately $44 million to its retirement plans.
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

	Three Months		Six Months
	2009	2008	2009	2008
Reduction in rent expense	$(4,591)	$(4,591)	$(9,183)	$(9,183)
Interest expense	$1,915	$2,037	$3,862	$4,103
11.	Income Taxes

The Company calculates its interim income tax provision in accordance with Accounting Principles Board Opinion No. 28, “Interim Financial Reporting” and Financial Accounting Standards Board (“FASB”) Interpretation No. 18, “Accounting for Income Taxes in Interim Periods”. At the end of each interim period, the Company estimates the annual effective tax rate and applies that rate to its ordinary quarterly earnings. The tax expense or benefit related to significant, unusual, or extraordinary items that will be separately reported or reported net of their related tax effect, and are individually computed are recognized in the interim period in which those items occur. In addition, the effect of changes in enacted tax laws or rates or tax status is recognized in the interim period in which the change occurs.

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

For the three and six months ended June 30, 2009, the effective tax rate was 36.4%. For the three and six months ended June 30, 2008, the effective tax rate was 37.0% and 36.9%, respectively. The decrease in the effective tax rate for the three and six months ended June 30, 2009 as compared to the same periods last year is primarily attributable to a decrease in state and local income taxes.

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

In addition, as further described in Footnote 15 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, the Company and certain of its officers and directors have been named in a putative class action brought under the federal securities laws by the Company’s shareholders, two putative class actions by participants in the Company’s ERISA plans, and a putative derivative action on behalf of the Company, all relating to alleged misrepresentations and omissions concerning the Company’s ratings business.

In connection with the proceedings by the prosecutor’s office in Parma, Italy described in Footnote 15 to the Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, the Parma prosecutor’s office served a new Note of Completion on June 9, 2009. The Company believes that there is no basis in fact or law to support the allegations against the rating analysts, and they will be vigorously defended by the subsidiaries involved.

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

2009 Restructuring

During the second quarter of 2009, the Company initiated a restructuring plan that included a realignment of select business operations within the McGraw-Hill Education segment to further strengthen their position in the market by creating a market focused organization that enhances its ability to address the changing needs of their customers. Additionally, the Company continued to implement restructuring plans related to a limited number of business operations across the Company to contain costs and mitigate the impact of the current and expected future economic conditions. The Company recorded a pre-tax restructuring charge of $24.3 million, consisting primarily of employee severance costs related to a workforce reduction of approximately 550 positions. This charge consisted of $14.0 million for McGraw-Hill Education, $4.5 million for Financial Services and $5.8 million for Information & Media. In addition, during the second quarter of 2009, the Company revised its estimate for previously recorded restructuring charges and reversed approximately $9.1 million, consisting of $2.4 million for McGraw-Hill Education, $4.9 million for Financial Services and $1.8 million for Information & Media. The net after-tax charge recorded was $9.7 million, or $0.03 per diluted share. Net restructuring expenses for McGraw-Hill Education were $11.6 million classified as selling and general product expenses, within the statement of income. Net restructuring benefit for Financial Services was $0.4 million classified as selling and general service expenses within the statement of income. Net restructuring expenses for Information & Media were $2.3 million classified as selling and general service expenses, and $1.7 million classified as selling and general product expenses, within the statement of income.

The 2009 restructuring reserve at June 30, 2009 is approximately $24.3 million and is included in other current liabilities.

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

For the three and six months ended June 30, 2009, the Company has paid approximately $15.0 million and $30.5 million, respectively, and reversed approximately $2.9 million related to the 2008 restructuring, consisting primarily of employee severance costs. The remaining reserve at June 30, 2009 is approximately $17.4 million and is included in other current liabilities.

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

For the three and six months ended June 30, 2009, the Company has paid approximately $0.9 million and $2.2 million, respectively, and reversed approximately $6.2 million related to the 2007 restructuring, consisting primarily of employee severance costs. The remaining reserve at June 30, 2009 is approximately $0.7 million and is included in other current liabilities.

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

For the three and six months ended June 30, 2009, the Company has paid approximately $0.4 million and $0.7 million, respectively, related to the 2006 restructuring consisting of facility costs. At June 30, 2009, the remaining reserve, which consists of facilities costs, is approximately $7.3 million payable through 2014.
14.	Recently Issued Accounting Standards

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 168”). SFAS No. 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” and establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with Generally Accepted Accounting Principles. SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009 and will not have a material impact on the Company’s consolidated financial statements.

In December 2008, the FASB issued FASB Staff Position (“FSP”) FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”). FSP FAS 132(R)-1 amends SFAS No. 132(R), “Employers’ Disclosures about Pension and Other Postretirement Benefits” and provides guidance on an employer’s disclosure about plan assets of a defined benefit pension or other postretirement plan. FSP FAS 132(R)-1 is effective for fiscal years ending after December 15, 2009. The Company is currently evaluating the impact FSP FAS 132(R)-1 will have on its consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollars in thousands, except per share amounts or as noted)
Results of Operations — Comparing Three Months Ended June 30, 2009 and 2008
Consolidated Review
The Segment Review that follows is incorporated herein by reference.
Revenue and Operating Profit

	Second		Second
	Quarter	%	Quarter
	2009	Decrease	2008

Revenue	$1,465,180	(12.4)%	$1,673,225
Operating profit*	$311,784	(21.7)%	$398,217

% Operating margin	21.3%		23.8%

*	Operating profit is income before taxes on income, interest expense and corporate expense.
•	Second quarter revenue and operating profit declined for all three operating segments.
•	Financial Services revenue and operating profit declined 8.4% and 8.8%, respectively, largely due to continued weakness in Credit Market Services. A modest decrease in Investment Services was driven by declines in investment research products, index services and the impact of foreign exchange rates, partially mitigated by growth at Capital IQ.

•	McGraw-Hill Education revenue and operating profit declined 17.2% and 70.1%, respectively, primarily due to softness at School Education Group partially offset by an increase in revenue at Higher Education.

•	Information & Media revenue and operating profit declined 11.5% and 41.8%, respectively, driven by both Business-to-Business Group and Broadcasting where current economic weakness continues to drive declines in advertising. These decreases were partially offset by growth in Platts.

•	Foreign exchange rates had an unfavorable impact on revenue and operating profit of $37.2 million and $4.8 million, respectively.
•	Product revenue and expenses consist of the McGraw-Hill Education and the Information & Media segments, and represents educational and information products, primarily books, magazine circulations and syndicated study programs.
•	Product revenue decreased 17.1% or $108.3 million, primarily due to McGraw-Hill Education, driven by softness at School Education Group and the unfavorable impact of foreign exchange.

•	Product operating expenses decreased 3.6% or $10.0 million, primarily due to McGraw-Hill Education decreased sales and a change in sales mix. Amortization of prepublication costs increased $5.1 million or 7.7% driven by timing of the adoption cycle.

•	Product selling and general expenses decreased 14.0% or $38.6 million, primarily due to McGraw-Hill Education’s ongoing cost saving initiatives.

•	Product margin decreased 880 basis points to 3.8% for the second quarter of 2009 primarily due to the decline in McGraw-Hill Education revenues driven by softness at School Education Group.
•	McGraw-Hill Education revenue declines were partially offset by reduced expenses due to lower sales, a change in sales mix and cost saving initiatives.
•	Service revenue and expenses consist of the Financial Services segment, the service assessment contracts of the McGraw-Hill Education segment and the remainder of the Information & Media segment, primarily related to information-related services and advertising.
•	Service revenue decreased 9.6% or $99.7 million, primarily due to Financial Services and the unfavorable impact of foreign exchange.
•	Financial Services service revenue decreased primarily due to Credit Market Services, where continuing declines in structured finance were partially mitigated by increases in credit ratings-related information products such as RatingsXpress and RatingsDirect.

•	Information & Media service revenue declined as current economic weakness continues to drive a decline in advertising spending. This was partially offset by growth in Platts services as the increased volatility in crude oil and other commodity prices drove the continued need for market information.

•	Cancellation of McGraw-Hill Education assessment contracts contributed to this decline.

•	Service operating expenses decreased 14.8% or $54.7 million, primarily due to cost reduction initiatives across the Company.

•	Service selling and general expenses decreased 9.7% or $33.1 million, primarily due to the benefit of cost reduction initiatives across the Company.

•	Service margin increased 210 basis points to 33.7% for the second quarter of 2009 primarily due to cost saving initiatives at all three segments.
•	Total expenses in the second quarter of 2009 decreased 10.7% or $139.7 million driven primarily by decreased sales and a change in sales mix at McGraw-Hill Education and reduced selling & general expenses due to cost saving initiatives.

•	During the second quarter of 2009, the Company initiated a restructuring plan that included a realignment of select business operations within the McGraw-Hill Education segment to further strengthen their position in the market by creating a market focused organization that enhances its ability to address the changing needs of their customers. Additionally, the Company continued to implement restructuring plans related to a limited number of business operations across the Company to contain costs and mitigate the impact of the current and expected future economic conditions. The Company recorded a pre-tax restructuring charge of $24.3 million, consisting primarily of employee severance costs related to a workforce reduction of approximately 550 positions. In addition, during the second quarter of 2009, the Company revised its estimate for previously recorded restructuring charges and reversed approximately $9.1 million. The net pre-tax charge recorded was $15.2 million ($9.7 million after-tax, or $0.03 per diluted share).

•	During the second quarter of 2008, the Company restructured a limited number of business operations in its Financial Services and McGraw-Hill Education segments to more efficiently serve its markets and strengthen its long-term growth prospects. The Company incurred a pre-tax restructuring charge of $23.7 million ($14.8 million after-tax, or $0.05 per diluted share), which consisted primarily of severance costs related to a workforce reduction of 395 positions.

•	In May 2009, the Company sold its Vista Research, Inc. business which was part of the Financial Services segment. During the second quarter of 2009, the Company recognized a pre-tax loss of $13.8 million ($8.8 million after-tax, or $0.03 per diluted share), recorded as other loss. This business was selected for divestiture, as it no longer fit within the Company’s strategic plans. This divestiture will enable the Financial Services segment to focus on its core business of providing independent research, ratings, data indices and portfolio services. The impact of this divestiture on comparability of results is immaterial.

•	Net interest expense decreased 9.1% to $18.5 million primarily due to a decrease in interest expense on commercial paper borrowings.

•	For the quarters ended June 30, 2009 and 2008, the effective tax rate was 36.4% and 37.0%, respectively. The Company expects the effective tax rate to be at 36.4% for the remainder of the year absent the impact of events such as intervening audit settlements, changes in federal, state or foreign law and changes in the geographical mix of the Company’s pre-tax income. The effective tax rates include the impact of the adoption of Statement of Financial Accounting Standard (“SFAS”) No. 160 “Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51,” (“SFAS No. 160”). This resulted in a change to the calculated effective tax rate for both the current and prior periods.

•	Net income attributable to the Company for the quarter decreased 22.7% or $48.2 million. Diluted earnings per common share decreased 21.2% to $0.52 from $0.66 in 2008.

•	Effective January 1, 2009, the Company adopted SFAS No. 160. SFAS No. 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for any noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as a component of equity in the consolidated financial statements and requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interests. Certain prior year amounts have been reclassified for comparability purposes in accordance with the requirements of SFAS No. 160.

Risks and Uncertainties
The world financial markets have been experiencing extreme volatility. These difficult conditions have impacted the businesses and results of operations of the Company and we do not expect these conditions to improve in the near term.
•	In the McGraw-Hill Education segment, the weakening global economy has resulted in declines in educational spending which have impacted our results of operations.

•	In the Financial Services segment, difficulties in the credit markets and shrinking investor confidence in the capital markets have resulted in a significant decline in global debt issuance which has impacted our results of operations in Credit Market Services.

•	In the Information & Media segment, the general weakening of the economy has resulted in declines in advertising and consumer and business spending.
Segment Review
McGraw-Hill Education

	Second		Second
	Quarter	%	Quarter
	2009	Decrease	2008

Revenue
School Education Group	$338,568	(22.7)%	$438,194
Higher Education, Professional and International	216,621	(6.9)%	232,652

Total revenue	$555,189	(17.2)%	$670,846

Operating profit	$21,008	(70.1)%	$70,276

% Operating margin	3.8%		10.5%

Revenue and Operating Profit
•	In the second quarter of 2009, revenue for the McGraw-Hill Education segment decreased 17.2% or $115.7 million from the prior year while operating profit decreased 70.1% or $49.3 million.

•	School Education Group (“SEG”) revenue declined for the quarter, a decrease driven primarily by lower state adoption sales. Reduced potential in the state new adoption market was coupled with reduced spending in the open territory and in the supplemental market as schools tightened their budgets in response to the continuing decline of state and local tax revenues in most regions.
•	K-12 basal sales declined significantly in the adoption states. In the second quarter of 2008, SEG realized strong sales of K-5 reading in Florida, K-8 math and science in California, K-5 math in Texas, and various subjects in smaller states such as Alabama. The 2009 state new adoption market was expected to be smaller because Texas was not scheduled to buy new materials and because other states, including Alabama, planned to adopt in categories offering less revenue potential for the industry. The biggest opportunities were expected to be offered by 6-12 literature in Florida and K-8 reading and math in California, but economic problems have sharply limited 2009 purchasing in both states.

•	K-12 sales in the open territory declined to a lesser extent, as reduced opportunities in many parts of the country were partially offset by quarter-over-quarter gains in areas such as Illinois, where SEG’s secondary products captured a strong share of the state’s annual textbook purchasing program.

•	K-12 supplementary sales also declined, with growth in intervention products being offset by lower demand for backlist products.

•	Non-custom or “shelf” testing revenue declined, despite a sales gain for the LAS Links product line.

•	Formative assessment revenue increased driven by new adoptions, renewals, and expanded implementations of SEG’s successful Acuity program.

•	Custom testing revenue declined due to a California contract that is ending and declines in the scope of work on other contracts in comparison to the prior-year quarter.

•	Higher Education revenue increased for both print and digital product driven by strong new publication lists at all four imprints, new digital offerings to support print sales, improved sales coverage in key regions and higher enrollments in the current academic year.
•	Key titles contributing to the second quarter performance included Sanderson, Computers in the Medical Office, 6/e, Lucas, The Art of Public Speaking, 10/e, Shier, Hole’s Human Anatomy and Physiology, 12/e, Saladin, Anatomy and Physiology, 5/e, and Mader, Biology, 10/e.

•	Digital revenue growth was driven by the continued success of the Homework Management product line, which included new releases on the improved and enhanced Connect platform.
•	Revenue in the professional market declined versus the prior-year quarter as book sales reflected the continuing weakness in the retail environment. Digital subscriptions had a favorable impact on the results for the quarter while digital licensing declined slightly.

•	International revenue decreased for the quarter, with strong demand for higher education products across most markets offset by lower school sales in some regions as well as softness in professional sales and the unfavorable impact of foreign exchange.

•	Operating margin declined primarily due to decreased revenues partially offset by a decline in selling and general expenses. Operations benefited from ongoing cost saving initiatives, lower operating expenses related to decreased sales, and a change in sales mix.

•	During the second quarter of 2009, the McGraw-Hill Education segment initiated a restructuring plan that included a realignment of select business operations within the segment to further strengthen their position in the market by creating a market focused organization that enhances its ability to address the changing needs of their customers. The restructuring charge consisted primarily of employee severance costs related to the reduction of approximately 340 positions. In addition, during the second quarter of 2009, the McGraw-Hill Education segment reversed accruals for previously recorded restructuring charges due to revised estimates. The net pre-tax restructuring charge recorded was $11.6 million. During the second quarter of 2008, the McGraw-Hill Education segment incurred a pre-tax restructuring charge of $8.5 million consisting of employee severance costs related to the reduction of approximately 150 positions.

•	Foreign exchange rates had a $10.1 million unfavorable impact on revenue but had an immaterial impact on operating profit for the quarter.
Industry Highlights and Outlook
•	The total available state new adoption market in 2009 is estimated at between $500 million and $550 million, depending on state funding availability. This compares with approximately $980 million in 2008. The 2009 estimate reflects lower anticipated purchasing rates in Florida and California due to state budget constraints as well as the impact of other announced adoption postponements. This estimate is dependent on several still to be determined fiscal year 2010 education budgets in key states, including California, as well as the impact of the federal stimulus funding on instructional materials purchasing.

•	Total U.S. PreK-12 enrollment for 2008-2009 is estimated at 56 million students, up 0.3% from 2007-2008, according to the National Center for Education Statistics.

•	The year’s key adoption opportunities are K-8 reading and math in California, K-12 reading in Georgia, K-12 science in Tennessee, K-12 social studies in Indiana, K-5 math in North Carolina, and 6-12 reading/literature in Florida. The Florida adoption was originally expected to offer one of the year’s largest markets, but the state has relaxed regulations that would have required districts to buy new literature programs, giving them flexibility to spend their instructional materials funds for other purposes. As a result, it appears that industry sales there will fall far short of projections. Postponements of district-level adoptions will likely also limit market potential in other states, notably California, where the state has withheld more than $4 billion in scheduled allocations to school districts year to date pending enactment of a budget, now overdue, for the fiscal year that began on July 1, 2009.

•	The Company expects to perform well with reading in California and Louisiana; math in California and South Carolina; science in Tennessee; and social studies in Indiana.

•	The U.S. Department of Education has begun releasing the first round of federal stimulus funding. The distribution of funding earmarked for IDEA and Title 1 programs has varied by state with some funding being held up at the state level. Eligible school districts should receive the bulk of their distributions for special education programs and Title 1 programs for disadvantaged students in the second half of the year. These funds may be used for instructional materials, among other purposes. The states are receiving first-round distributions from the State Fiscal Stabilization Fund (“SFSF”) on varying schedules depending on the submission and approval dates of their educational spending plans. While each state’s use of its SFSF funding will be somewhat different, the Company may benefit from increased spending on instructional materials or testing programs from this source.

•	According to statistics compiled by the Association of American Publishers (“AAP”), total net basal and supplementary sales of elementary and secondary instructional materials were down by 18% through May 2009 compared to the same period in 2008. Basal sales in adoption states and open territory for the industry decreased 21.9% compared to prior year. In the supplemental market, industry sales were down 8.9% versus prior year. The supplementary market has been declining in recent years, in large part because basal programs are increasingly comprehensive, offering integrated ancillary materials that reduce the need for separate supplemental products.

•	Refer to the Risks and Uncertainties included in the “Consolidated Review” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Financial Services

	Second		Second
	Quarter	%	Quarter
	2009	Decrease	2008

Revenue
Credit Market Services	$457,404	(9.9)%	$507,896
Investment Services	216,384	(4.9)%	227,581

Total Revenue	$673,788	(8.4)%	$735,477

Operating profit	$276,354	(8.8)%	$303,142

% Operating margin	41.0%		41.2%

Revenue and Operating Profit
•	Credit Market Services revenue decreased as the result of continuing declines in structured finance and the impact of foreign exchange rates. These declines were partially mitigated by increases in corporate industrial credit ratings, credit ratings-related information products such as RatingsXpress and RatingsDirect and other credit risk solutions products.
•	Continued decreases in issuance volumes in Europe of residential mortgage-backed securities (“RMBS”), and in the U.S. of commercial mortgage-backed securities (“CMBS”), and in both the U.S. and Europe of collateralized debt obligations (“CDO”) and asset-backed securities (“ABS”) continued to contribute to the decrease in revenue. These declines more than offset the revenue benefit resulting from strong U.S. high yield corporate issuance.

•	Growth in information products was driven by continued increased customer demand for value-added solutions.

•	Revenue derived from non-transaction related sources includes surveillance fees, annual contracts, subscription, and rating fees earned relating to cancelled transactions (“breakage fees”). For the second quarter of 2009, non-transaction related revenue decreased slightly compared to the second quarter of 2008 primarily as the result of lower breakage fees. Non-transaction related revenue represented 67.9% of total Credit Market Services revenue for the second quarter of 2009 compared to 63.1% for the second quarter of 2008. The increase of non-transaction related revenue as a proportion of total Credit Market Services revenue is attributable to the decline in transaction related revenue during the second quarter of 2009.
•	Investment Services revenue decreased as a result of the declines in investment research products, index services and the impact of foreign exchange rates. These declines were partially mitigated by growth in Capital IQ.

•	Decreases in revenue related to investment research products was driven by lower demand for equity research products and funds management ratings in Europe.

•	In May 2009, the Company sold its Vista Research Inc. business which was part of the Financial Services segment. For the quarter ended June 30, 2009, the Company recognized a pre-tax loss of $13.8 million ($8.8 million after-tax or $0.03 per diluted share), recorded as other loss. This business was selected for divestiture, as it no longer fit within the Company’s strategic plans. This divestiture will enable the Financial Services segment to focus on its core business of providing independent research, ratings, data indices and portfolio services. The impact of this divestiture on comparability of results is immaterial.

•	Decreases in revenue from index services driven by reductions in index license fees relating to over-the-counter derivatives and lower assets under management for exchange-traded funds products, partially offset by increased customer demand for index data.

•	The number of Capital IQ clients at June 30, 2009 increased 14.2% from the prior year and 5.2% from December 31, 2008.
•	During the second quarter of 2009, the Financial Services segment incurred a restructuring charge consisting of employee severance costs related to the reduction of approximately 85 positions which, net of reversal of accruals for previously recorded restructuring charges due to revised estimates, resulted in a pre-tax benefit of $0.4 million. During the second quarter of 2008, the Financial Services segment incurred a pre-tax restructuring charge of $15.2 million consisting primarily of employee severance costs related to the reduction of approximately 250 positions.

•	Foreign exchange rates had an unfavorable impact on revenue and operating profit of $26.0 million and $8.0 million, respectively.
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

	Second Quarter
	Compared to Prior Year
Structured Finance	U.S.	Europe
Residential Mortgage-Backed Securities	169.3%	-85.0%
Commercial Mortgage-Backed Securities	-87.6%	214.7%
Collateralized Debt Obligations	-84.1%	-99.8%
Asset-Backed Securities	-25.8%	-84.7%
Total New Issue Dollars (Structured Finance)	-23.9%	-87.9%
•	Although CMBS issuance in Europe reflects a large percentage gain compared to the prior year’s quarter, this gain resulted entirely from the consummation of only one transaction during the second quarter of 2009. Both CDO and CMBS asset classes continue to experience lack of investor demand and relatively illiquid secondary trading markets in both the U.S. and Europe.

•	Although ABS issuance in the U.S. declined in the second quarter compared to the same period of the prior year, issuance increased significantly from the first quarter of 2009 as the U.S. ABS market benefited from the Term Asset-Backed Liquidity Facility (“TALF”) created by the U.S. Federal Reserve Bank. In contrast, ABS issuance in Europe was at low levels.

•	Strong issuance of U.S. RMBS resulted from increased repackaging of existing mortgage-backed securities (re-REMIC issuance). Europe did not experience similar re-REMIC activity.

	Second Quarter
	Compared to Prior Year
Corporate Issuance	U.S.	Europe
High Yield Issuance	82.6%	-66.5%
Investment Grade	-35.0%	-10.8%
Total New Issue Dollars (Corporate)	-26.0%	-11.8%
•	Debt issuance in the industrial sector was higher in both the U.S. and Europe resulting from issuers seeking to increase their liquidity positions and to refinance maturing debt.

•	U.S. high yield issuance experienced large gains from the same period of the prior year both in terms of dollar par value issuance volume and the number of transactions.

•	Refer to the Risks and Uncertainties included in the “Consolidated Review” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Outlook
During the second quarter of 2009, the corporate bond market continued to build upon the momentum started in the first quarter of 2009 and maintained strong issuance levels. Global investment grade corporate issuance remained strong in the second quarter. The second quarter recovery in the U.S. resulted in a greater number of high yield issuers accessing the market and issuing larger dollar amounts of debt. However, many sectors of the global credit markets, especially the structured finance market, continue to experience liquidity issues. In both Europe and the U.S., the CDO and CMBS markets continue to be illiquid with very little new issuance and secondary market trading volume. The U.S. RMBS market has benefited in the short-term from increased re-REMIC issuance, but the longer term outlook for this market and the European RMBS market remains uncertain as it is dependent upon a recovery in the housing market. In addition, the U.S. ABS market has benefited in the short-term from the TALF program implemented by the U.S. Federal Reserve Bank. The current conditions in the global financial markets have resulted from challenged credit markets, financial difficulties experienced by several financial institutions and shrinking investor confidence in the capital markets. It is possible that these market conditions and global issuance levels in structured finance, particularly CMBS and CDO, could persist through 2009. In addition, it is uncertain whether the recovery in the corporate bond market experienced during the first half of the year will continue throughout 2009. Although several governments and central banks around the globe have implemented measures in an attempt to provide additional liquidity to the global credit markets, it is still too early to determine the effectiveness of these measures.
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
In April 2009, the new SEC rules described in the Company’s 2008 Annual Report on Form 10-K went into effect. The new rules address a broad range of issues, including disclosure and management of conflicts related to the issuer-pays model, prohibitions against analysts accepting gifts or making “recommendations” when rating a security, and limitations on analyst participation in fee discussions. Under the new rules, additional records of all rating actions must be created, retained and made public, including a sampling of rating histories for issuer-paid ratings (this rule is expected to become effective in August 2009), and records must be kept of material deviations in ratings assigned from model outputs as well as complaints about analysts’ performance. The new rules require more disclosure of performance statistics and methodologies and a new annual report by NRSROs of their rating actions to be provided confidentially to the SEC. On April 23, 2009, the European Parliament and Council approved legislation entitled Regulation of Credit Rating Agencies. Formal adoption and publication of the legislation is expected in the Fall of 2009. The effective date for rating agencies to be in compliance is expected to be mid-2010.

Although the new laws, regulations and rules could affect the performance of Standard & Poor’s Ratings Services, the Company does not believe that they will have a materially adverse effect on the Company’s financial condition or results of operations. Other laws, regulations and rules relating to credit rating agencies are being considered by local, national, foreign and multinational bodies and are likely to continue to be considered in the future. The impact on the Company of the adoption of any such laws, regulations or rules is uncertain.
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
Information & Media

	Second		Second
	Quarter	%	Quarter
	2009	Decrease	2008

Revenue
Business-to-Business	$215,800	(10.2)%	$240,374
Broadcasting	20,403	(23.1)%	26,528

Total revenue	$236,203	(11.5)%	$266,902

Operating profit	$14,422	(41.8)%	$24,799

% Operating margin	6.1%		9.3%

Revenue and Operating Profit
•	Business-to-Business Group revenue decline was primarily driven by decreases at J.D. Power and Associates, BusinessWeek and advertising products in the construction industry partially offset by an increase in Platts, a leading provider of energy and other commodities information.
•	Current economic weakness continues to drive declines in the automotive industry, softness in advertising and decreases in the construction market.

•	Global commodities products related to oil, natural gas and power experienced growth as the continued volatility in crude oil and other commodity prices drove the continued need for market information.

•	During the first quarter of 2009, J.D. Power and Associates began transitioning a number of syndicated studies to an online service platform. This resulted in $3.4 million of revenue and $2.9 million of operating profit that would have been recognized in the second quarter to be deferred and will be recognized over the service period.
•	According to the Publishers Information Bureau (“PIB”), BusinessWeek’s advertising pages in the global edition for the second quarter were down 34.3% with a comparable number of issues year to year for PIB purposes and for revenue recognition purposes.

•	Broadcasting revenue for the quarter decreased due to reductions in both base and political advertising, primarily due to economic weakness in key markets and to 2009 being a non-political election year.

•	During the second quarter of 2009, the Information & Media segment incurred a restructuring charge consisting primarily of employee severance costs related to the reduction of approximately 125 positions, which net of reversal of accruals for previously recorded restructuring charges due to revised estimates, resulted in a pre-tax restructuring charge of $4.0 million.

•	In July 2009, the Company announced that it is exploring strategic options for BusinessWeek.

•	Foreign exchange rates had an immaterial impact on revenue and a $2.5 million favorable impact on operating profit.
Industry Highlights and Outlook
•	In the second quarter of 2009, the dollar value of total U.S. construction starts was down 33% against the same period of the prior year. Most of the decline was due to a 41% decrease in residential building activity, and a 38% decrease in non-residential construction from lower commercial and manufacturing building activities, while non-building construction was down 17%.

•	According to the PIB, advertising pages for all consumer magazine publications were down 29.4% in the second quarter of 2009 compared to 2008.

•	In the second quarter of 2009, the dollar value of total U.S. light vehicle sales was down 30% on a 32% decline in total sales volume against the same period of the prior year. Sharply increased industry incentive spending helped offset some sales decline, although not enough to offset core economic factors.

•	Refer to the Risks and Uncertainties included in the “Consolidated Review” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Results of Operations — Comparing Six Months Ended June 30, 2009 and 2008
Consolidated Review
Revenue and Operating Profit

	Six		Six
	Months	%	Months
	2009	Decrease	2008

Revenue	$2,613,387	(9.6)%	$2,891,096
Operating profit*	$469,553	(19.5)%	$583,133

% Operating margin	18.0%		20.2%

*	Operating profit is income before taxes on income, interest expense and corporate expense.
•	In the first six months of 2009, revenue and operating profit declined for all three operating segments.
•	Financial Services revenue and operating profit declined 6.9% and 10.4%, respectively, largely due to continued weakness in Credit Market Services. A modest decrease in Investment Services was driven by declines in investment research products and the impact of foreign exchange rates, partially mitigated by growth at Capital IQ.

•	McGraw-Hill Education revenue and operating profit declined 13.3% and 170.0%, respectively, primarily due to softness at School Education Group.

•	Information & Media revenue and operating profit declined 9.5% and 52.9%, respectively, driven by both Business-to-Business Group and Broadcasting where current economic weakness continues to drive declines in advertising. These declines were partially offset by growth in Platts.

•	Foreign exchange rates had a $74.6 million unfavorable impact on revenue but had a $7.3 million favorable impact on operating profit.
•	Product revenue and expenses consist of the McGraw-Hill Education and the Information & Media segments, and represents educational and information products, primarily books, magazine circulations and syndicated study programs.
•	Product revenue decreased 14.3% or $136.5 million, primarily due to McGraw-Hill Education, driven by softness in School Education Group and the unfavorable impact of foreign exchange.

•	Product operating expenses decreased 3.9% or $17.8 million, primarily due to McGraw-Hill Education decreased sales and a change in sales mix. Amortization of prepublication costs increased $4.2 million or 4.5% driven by timing of the adoption cycle.

•	Product selling and general expenses decreased 11.4% or $53.9 million, primarily due to McGraw-Hill Education’s ongoing cost saving initiatives.

•	Product margin decreased 760 basis points to (5.8)% for the first six months of 2009 primarily due to the decline in McGraw-Hill Education revenues driven by softness at School Education Group.

•	McGraw-Hill Education revenue declines were partially offset by reduced expenses due to lower sales, a change in sales mix and cost saving initiatives.
•	Service revenue and expenses consist of the Financial Services segment, the service assessment contracts of the McGraw-Hill Education segment and the remainder of the Information & Media segment, primarily related to information-related services and advertising.
•	Service revenue decreased 7.3% or $141.2 million, primarily due to Financial Services and the unfavorable impact of foreign exchange.
•	Financial Services service revenue decreased primarily due to Credit Market Services, where continuing declines in structured finance were partially mitigated by increases in credit ratings-related information products such as RatingsXpress and RatingsDirect.

•	Information & Media service revenue declined as current economic weakness continues to drive a decline in advertising spending. This was partially offset by growth in Platts services as the increased volatility in crude oil and other commodity prices drove the continued need for market information.
•	Service operating expenses decreased 9.5% or $66.3 million, primarily due to cost reduction initiatives across the Company.

•	Service selling and general expenses decreased 6.5% or $43.2 million, primarily due to the benefit of cost reduction initiatives across the Company.

•	Service margin increased 60 basis points to 30.7% for the first six months of 2009, primarily due to cost saving initiatives at all three segments.
•	Total expenses in the first six months of 2009 decreased 7.7% or $182.6 million driven primarily by decreased sales and a change in sales mix at McGraw-Hill Education and reduced selling & general expenses due to cost saving initiatives.

•	In May 2009, the Company sold its Vista Research, Inc. business which was part of the Financial Services segment. During the six months ended June 30, 2009, the Company recognized a pre-tax loss of $13.8 million ($8.8 million after-tax or $0.03 per diluted share), recorded as other loss. This business was selected for divestiture, as it no longer fit within the Company’s strategic plans. This divestiture will enable the Financial Services segment to focus on its core business of providing independent research, ratings, data indices and portfolio services. The impact of this divestiture on comparability of results is immaterial.

•	During the second quarter of 2009, the Company initiated a restructuring plan that included a realignment of select business operations within the McGraw-Hill Education segment to further strengthen their position in the market by creating a market focused organization that enhances its ability to address the changing needs of their customers. Additionally, the Company continued to implement restructuring plans related to a number of limited business operations across the Company to contain costs and mitigate the impact of the current and expected future economic conditions. The Company recorded a pre-tax restructuring charge of $24.3 million, consisting primarily of employee severance costs related to a workforce reduction of approximately 550 positions. In addition, during the second quarter of 2009, the Company revised its estimate for previously recorded restructuring charges and reversed approximately $9.1 million. The net pre-tax charge recorded was $15.2 million ($9.7 million after-tax, or $0.03 per diluted share).

•	During the second quarter of 2008, the Company restructured a limited number of business operations in its Financial Services and McGraw-Hill Education segments to more efficiently serve its markets and strengthen its long-term growth prospects. The Company incurred a pre-tax restructuring charge of $23.7 million ($14.8 million after-tax, or $0.05 per diluted share), which consisted primarily of severance costs related to a workforce reduction of 395 positions.

•	Net interest expense increased 2.4% to $39.1 million primarily due to a decrease in foreign interest income due to the decline in interest rates.

•	For the six months ended June 30, 2009 and 2008, the effective tax rate was 36.4% and 36.9%, respectively. The Company expects the effective tax rate to be at 36.4% for the remainder of the year absent the impact of events such as intervening audit settlements, changes in federal, state or foreign law and changes in the geographical mix of the Company’s pre-tax income. The effective tax rates include the impact of the adoption of SFAS No. 160. This resulted in a change to the calculated effective tax rate for both the current and prior periods.

•	Net income attributable to the Company for the first six months of 2009 decreased 22.6% or $66.3 million. Diluted earnings per common share decreased 19.8% to $0.73 from $0.91 in 2008.

•	Effective January 1, 2009, the Company adopted SFAS No. 160. SFAS No. 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for any noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as a component of equity in the consolidated financial statements and requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interests. Certain prior year amounts have been reclassified for comparability purposes in accordance with the requirements of SFAS No. 160.
Risks and Uncertainties
The world financial markets have been experiencing extreme volatility. These difficult conditions have impacted the businesses and results of operations of the Company and we do not expect these conditions to improve in the near term.
•	In the McGraw-Hill Education segment, the weakening global economy has resulted in declines in discretionary spending which have impacted our results of operations.

•	In the Financial Services segment, difficulties in the credit markets and shrinking investor confidence in the capital markets have resulted in a significant decline in global debt issuance which has impacted our results of operations in Credit Market Services.

•	In the Information & Media segment, the general weakening of the economy has resulted in declines in advertising and consumer and business spending.
Segment Review
McGraw-Hill Education

	Six		Six
	Months	%	Months
	2009	Decrease	2008

Revenue
School Education Group	$461,215	(20.1)%	$576,935
Higher Education, Professional and International	406,602	(4.1)%	424,067

Total revenue	$867,817	(13.3)%	$1,001,002

Operating loss	$(55,588)	(170.0)%	$(20,586)

% Operating margin	(6.4)%		(2.1)%

Revenue and Operating Loss
•	In the first six months of 2009, revenue for the McGraw-Hill Education segment decreased 13.3% or $133.2 million from the prior year while operating loss grew 170.0% or $35.0 million.

•	SEG revenue declined for the first six months, a decrease driven primarily by lower state adoption sales. Reduced potential in the state new adoption market was coupled with reduced spending in the open territory and in the supplemental market as schools tightened their budgets in response to the continuing decline of state and local tax revenues in most regions.
•	K-12 basal sales declined significantly in the adoption states. In the second quarter of 2008, SEG realized strong sales of K-5 reading in Florida, K-8 math and science in California, K-5 math in Texas, and various subjects in smaller states such as Alabama. The 2009 state new adoption market was expected to be smaller because Texas was not scheduled to buy new materials and because other states, including Alabama, planned to adopt in categories offering less revenue potential for the industry. The biggest opportunities were expected to be offered by 6-12 literature in Florida and K-8 reading and math in California, but economic problems have sharply limited 2009 purchasing in both states. SEG also faced a difficult comparison in the first quarter of 2009, when weak K-5 math sales could not match a stronger 2008 performance with 6-12 social studies in North Carolina, the only adoption state to place large orders early in the year.

•	K-12 sales in the open territory declined to a lesser extent, as reduced opportunities in many parts of the country were partially offset by second-quarter gains over the prior year in areas such as Illinois, where SEG’s secondary products captured a strong share of the state’s annual textbook purchasing program.

•	K-12 supplementary sales also declined, with growth in intervention products being offset by lower demand for backlist products.

•	Non-custom or “shelf” testing revenue declined, despite a sales gain for the LAS Links product line.

•	Formative assessment revenue increased driven largely by additional services provided to the school districts using SEG’s successful Acuity program.

•	Custom testing revenue declined due to a California contract that is ending and declines in the scope of work on other contracts in comparison to the prior year.
•	Higher Education revenue increased for both print and digital product driven by strong new publication lists at all four imprints, new digital offerings to support print sales, improved sales coverage in key regions and higher enrollments in the current academic year.
•	Key titles contributing to the six-month performance included Sanderson, Computers in the Medical Office, 6/e, Lucas, The Art of Public Speaking, 10/e, McConnell, Economics, 18/e, Booth, Medical Assisting, 3/e, Shier, Hole’s Human Anatomy and Physiology, 12/e and Knorre, Puntos de partida, 8/e.

•	Digital revenue growth was driven by the continued success of the Homework Management product line, which included new releases on the improved and enhanced Connect platform.
•	Revenue in the professional market declined versus the prior year as book sales decreased due to continuing weakness in the retail environment and strong 2008 sales of the new edition of Harrison’s Principles of Internal Medicine, which provided a challenging comparison for the first quarter. Digital subscriptions and digital licensing had a favorable impact on the six month results.

•	International revenue decreased for the six months, with strong demand for higher education products across most markets offset by lower school sales in some regions, by softness in professional sales related to economic conditions, and by the unfavorable impact of foreign exchange.

•	Operating margin declined primarily due to decreased revenues partially offset by a decline in selling and general expenses. Operations benefited from ongoing cost-saving initiatives and lower operating expenses related to decreased sales and a change in sales mix.

•	During the second quarter of 2009, the McGraw-Hill Education segment initiated a restructuring plan that included a realignment of select business operations within the segment to further strengthen their position in the market by creating a market focused organization that enhances its ability to address the changing needs of their customers. The restructuring charge consisted primarily of employee severance costs related to the reduction of approximately 340 positions. In addition, during the second quarter of 2009, the McGraw-Hill Education segment reversed accruals for previously recorded restructuring charges due to revised estimates. The net pre-tax restructuring charge recorded was $11.6 million. During the second quarter of 2008, the McGraw-Hill Education segment incurred a pre-tax restructuring charge of $8.5 million consisting of employee severance costs related to the reduction of approximately 150 positions.

•	Foreign exchange rates had a $23.4 million unfavorable impact on revenue and a $5.5 million favorable impact on operating loss for the six months ended June 30, 2009.
Industry Highlights and Outlook
•	The total available state new adoption market in 2009 is estimated at between $500 million and $550 million, depending on state funding availability. This compares with approximately $980 million in 2008. The 2009 estimate reflects lower anticipated purchasing rates in Florida and California due to state budget constraints as well as the impact of other announced adoption postponements. This estimate is dependent on several still to be determined fiscal year 2010 education budgets in key states, including California, as well as the impact of the federal stimulus funding on instructional materials purchasing.

•	Total U.S. PreK-12 enrollment for 2008-2009 is estimated at 56 million students, up 0.3% from 2007-2008, according to the National Center for Education Statistics.

•	The year’s key adoption opportunities are K-8 reading and math in California, K-12 reading in Georgia, K-12 science in Tennessee, K-12 social studies in Indiana, K-5 math in North Carolina, and 6-12 reading/literature in Florida. The Florida adoption was originally expected to offer one of the year’s largest markets, but the state has relaxed regulations that would have required districts to buy new literature programs, giving them flexibility to spend their instructional materials funds for other purposes. As a result, it appears that industry sales there will fall far short of projections. Postponements of district-level adoptions will likely also limit market potential in other states, notably California, where the state has withheld more than $4 billion in scheduled allocations to school districts year to date pending enactment of a budget, now overdue, for the fiscal year that began on July 1, 2009.

•	The Company expects to perform well with reading in California and Louisiana; math in California and South Carolina; science in Tennessee; and social studies in Indiana.

•	The U.S. Department of Education has begun releasing the first round of federal stimulus funding. The distribution of funding earmarked for IDEA and Title 1 programs has varied by state with some funding being held up at the state level. Eligible school districts should receive the bulk of their distributions for special education programs and Title 1 programs for disadvantaged students in the second half of the year. These funds may be used for instructional materials, among other purposes. The states are receiving first-round distributions from the State Fiscal Stabilization Fund (“SFSF”) on varying schedules depending on the submission and approval dates of their educational spending plans. While each state’s use of its SFSF funding will be somewhat different, the Company may also benefit from increased spending on instructional materials or testing programs from this source.

•	According to statistics compiled by the Association of American Publishers (“AAP”), total net basal and supplementary sales of elementary and secondary instructional materials were down by 18% through May 2009 compared to the same period in 2008. Basal sales in adoption states and open territory for the industry decreased 21.9% compared to prior year. In the supplemental market, industry sales were down 8.9% versus prior year. The supplementary market has been declining in recent years, in large part because basal programs are increasingly comprehensive, offering integrated ancillary materials that reduce the need for separate supplemental products.

•	Refer to the Risks and Uncertainties included in the “Consolidated Review” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Financial Services

	Six		Six
	Months	%	Months
	2009	Decrease	2008

Revenue
Credit Market Services	$848,754	(9.2)%	$935,210
Investment Services	435,188	(2.1)%	444,568

Total Revenue	$1,283,942	(6.9)%	$1,379,778

Operating profit	$507,947	(10.4)%	$567,194

% Operating margin	39.6%		41.1%

Revenue and Operating Profit
•	Credit Market Services revenue decreased as the result of continuing declines in structured finance and the impact of foreign exchange rates. These declines were partially mitigated by increases in corporate industrial credit ratings and credit ratings-related information products such as RatingsXpress and RatingsDirect.
•	Continued decreases in issuance volumes in Europe of residential mortgage-backed securities (“RMBS”), and in both the U.S. and Europe of commercial mortgage-backed securities (“CMBS”), collateralized debt obligations (“CDO”) and asset-backed securities (“ABS”) continued to contribute to the decrease in revenue. These declines more than offset the revenue benefit resulting from strong European investment grade and U.S. high yield corporate issuance.

•	Growth in information products was driven by continued increased customer demand for value-added solutions.

•	Revenue derived from non-transaction related sources includes surveillance fees, annual contracts, subscription, and rating fees earned relating to cancelled transactions (“breakage fees”). For the first six months of 2009, non-transaction related revenue decreased slightly compared to the first six months of 2008 primarily as the result of lower breakage fees. Non-transaction related revenue represented 69.6% of total Credit Market Services revenue for the first six months of 2009 compared to 65.4% for the first six months of 2008. The increase of non-transaction related revenue as a proportion of total Credit Market Services revenue is attributable to the decline in transaction related revenue during the first six months of 2009.
•	Investment Services revenue decreased as a result of the declines in investment research products, and the impact of foreign exchange rates. These declines were partially mitigated by growth in Capital IQ.
•	Decreases in revenue related to investment research products was driven by lower demand for equity research products and funds management ratings in Europe.

•	In May 2009, the Company sold its Vista Research Inc. business which was part of the Financial Services segment. For the six months ended June 30, 2009, the Company recognized a pre-tax loss of $13.8 million ($8.8 million after-tax or $0.03 per diluted share), recorded as other loss. This business was selected for divestiture, as it no longer fit within the Company’s strategic plans. This divestiture will enable the Financial Services segment to focus on its core business of providing independent research, ratings, data indices and portfolio services. The impact of this divestiture on comparability of results is immaterial.

•	The number of Capital IQ clients at June 30, 2009 increased 14.2% from the prior year and 5.2% from December 31, 2008.
•	During the second quarter of 2009, the Financial Services segment incurred a restructuring charge consisting of employee severance costs related to the reduction of approximately 85 positions which, net of reversal of accruals for previously recorded restructuring charges due to revised estimates, resulted in a pre-tax benefit of $0.4 million. During the second quarter of 2008, the Financial Services segment incurred a pre-tax restructuring charge of $15.2 million consisting primarily of employee severance costs related to the reduction of approximately 250 positions.

•	Foreign exchange rates had a $49.8 million unfavorable impact on revenue and an immaterial impact on operating profit.
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

	Year-to-Date
	Compared to Prior Year
Structured Finance	U.S.	Europe
Residential Mortgage-Backed Securities	54.6%	-90.5%
Commercial Mortgage-Backed Securities	-92.0%	-41.7%
Collateralized Debt Obligations	-75.4%	-98.1%
Asset-Backed Securities	-58.2%	-73.0%
Total New Issue Dollars (Structured Finance)	-51.5%	-88.9%
•	Both CDO and CMBS asset classes continue to experience lack of investor demand and relatively illiquid secondary trading markets in both the U.S. and Europe.

•	Strong issuance of U.S. RMBS resulted from increased repackaging of existing mortgage-backed securities (re-REMIC issuance). Europe did not experience similar re-REMIC activity.

	Year-to-Date
	Compared to Prior Year
Corporate Issuance	U.S.	Europe
High Yield Issuance	75.5%	-57.0%
Investment Grade	-11.9%	19.4%
Total New Issue Dollars (Corporate)	-7.2%	18.5%
•	Europe corporate debt issuance increased as a result of issuers seeking to increase their liquidity positions and to refinance maturing debt. Investment grade issuance in the industrial sector was higher in the U.S. and Europe.

•	U.S. high yield issuance experienced large gains from the same year-to-date period of the prior year both in terms of dollar par issuance volume and the number of transactions.

•	Refer to the Risks and Uncertainties included in the “Consolidated Review” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Outlook
During the second quarter of 2009, the corporate bond market continued to build upon the momentum started in the first quarter of 2009 and maintained strong issuance levels. Global investment grade corporate issuance remained strong in the second quarter. The second quarter recovery in the U.S. resulted in a greater number of high yield issuers accessing the market and issuing larger dollar amounts of debt. However, many sectors of the global credit markets, especially the structured finance market, continue to experience liquidity issues. In both Europe and the U.S., the CDO and CMBS markets continue to be illiquid with very little new issuance and secondary market trading volume. The U.S. RMBS market has benefited in the short-term from increased re-REMIC issuance, but the longer term outlook for this market and the European RMBS market remains uncertain as it is dependent upon a recovery in the housing market. In addition, the U.S. ABS market has benefited in the short-term from the TALF program implemented by the U.S. Federal Reserve Bank. The current conditions in the global financial markets have resulted from challenged credit markets, financial difficulties experienced by several financial institutions and shrinking investor confidence in the capital markets. It is possible that these market conditions and global issuance levels in structured finance, particularly CMBS and CDO, could persist through 2009. In addition, it is uncertain whether the recovery in the corporate bond market experienced during the first half of the year will continue throughout 2009. Although several governments and central banks around the globe have implemented measures in an attempt to provide additional liquidity to the global credit markets, it is still too early to determine the effectiveness of these measures.
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
In April 2009, the new SEC rules described in the Company’s 2008 Annual Report on Form 10-K went into effect. The new rules address a broad range of issues, including disclosure and management of conflicts related to the issuer-pays model, prohibitions against analysts accepting gifts or making “recommendations” when rating a security, and limitations on analyst participation in fee discussions. Under the new rules, additional records of all rating actions must be created, retained and made public, including a sampling of rating histories for issuer-paid ratings (this rule is expected to become effective in August 2009), and records must be kept of material deviations in ratings assigned from model outputs as well as complaints about analysts’ performance. The new rules require more disclosure of performance statistics and methodologies and a new annual report by NRSROs of their rating actions to be provided confidentially to the SEC. On April 23, 2009, the European Parliament and Council approved legislation entitled Regulation of Credit Rating Agencies. Formal adoption and publication of the legislation is expected in the Fall of 2009. The effective date for rating agencies to be in compliance is expected to be mid-2010.

Although the new laws, regulations and rules could affect the performance of Standard & Poor’s Ratings Services, the Company does not believe that they will have a materially adverse effect on the Company’s financial condition or results of operations. Other laws, regulations and rules relating to credit rating agencies are being considered by local, national, foreign and multinational bodies and are likely to continue to be considered in the future. The impact on the Company of the adoption of any such laws, regulations or rules is uncertain.
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
Information & Media

	Six		Six
	Months	%	Months
	2009	Decrease	2008

Revenue
Business-to-Business	$422,943	(8.1)%	$460,061
Broadcasting	38,685	(23.0)%	50,255

Total revenue	$461,628	(9.5)%	$510,316

Operating profit	$17,194	(52.9)%	$36,525

% Operating margin	3.7%		7.2%

Revenue and Operating Profit
•	Business-to-Business Group revenue decline was primarily driven by decreases at J.D. Power and Associates, BusinessWeek and advertising products in the construction industry partially offset by an increase in Platts, a leading provider of energy and other commodities information.
•	Current economic weakness continues to drive declines in the automotive industry, softness in advertising and decreases in the construction market.

•	Global commodities products related to oil, natural gas and power experienced growth as the continued volatility in crude oil and other commodity prices drove the continued need for market information.

•	During the first quarter of 2009, J.D. Power and Associates began transitioning a number of syndicated studies to an online service platform. This resulted in $8.1 million of revenue and $5.2 million of operating profit that would have been recognized in the first six months of 2009 to be deferred and will be recognized over the service period.
•	According to the PIB, BusinessWeek’s advertising pages in the global edition for the first six months of 2009 were down 36.8%, with two fewer issues year to year for PIB purposes and for revenue recognition purposes.

•	Broadcasting revenue for the first six months of 2009 decreased due to reductions in both base and political advertising, primarily due to economic weakness in key markets and to 2009 being a non-political election year.

•	During the second quarter of 2009, the Information & Media segment incurred a restructuring charge consisting primarily of employee severance costs related to the reduction of approximately 125 positions, which net of reversal of accruals for previously recorded restructuring charges due to revised estimates, resulted in a pre-tax restructuring charge of $4.0 million.

•	In July 2009, the Company announced that it is exploring strategic options for BusinessWeek.

•	Foreign exchange rates had an immaterial impact on revenue and a $6.0 million favorable impact on operating profit.
Industry Highlights and Outlook
•	In the first six months of 2009, the dollar value of total U.S. construction starts was down 36% against the same period of the prior year. Most of the decline was due to a 46% decrease in residential building activity, and a 41% decrease in non-residential construction from lower commercial and manufacturing building activities, while non-building construction was down 16%.

•	According to the PIB, advertising pages for all consumer magazine publications were down 28% in the first six months of 2009 compared to the first half of 2008.

•	In the first six months of 2009, the dollar value of total U.S. light vehicle sales was down 36% on a 35% decline in total sales volume against the same period of the prior year. Sharply increased industry incentive spending helped offset some sales decline, although not enough to offset core economic factors.

•	Refer to the Risks and Uncertainties included in the “Consolidated Review” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Liquidity and Capital Resources
The Company continues to maintain a strong financial position. The Company’s primary source of funds for operations is cash generated by operating activities. The Company’s core businesses have been strong cash generators. Income and, consequently, cash provided from operations during the year are significantly impacted by the seasonality of businesses, particularly educational publishing. This seasonality also impacts cash flow and related borrowing patterns as investments are typically made in the first half of the year to support the strong selling period that occurs in the third quarter. As a result, the Company’s cash flow is typically lower in the first half of the year and higher during the third and fourth quarters. Debt financing is used as necessary for seasonal fluctuations in working capital, for acquisitions and share repurchases. Cash and cash equivalents were $556.1 million at June 30, 2009, an increase of $84.5 million from December 31, 2008 and consist primarily of cash held abroad. Typically, cash held outside the United States is anticipated to be utilized to fund international operations or to be reinvested outside of the United States, as a significant portion of the Company’s opportunities for growth in the coming years are expected to be abroad.
Cash Flow
Operating Activities: Cash provided by operations was $289.1 million for the first six months of 2009, as compared to $37.4 million during the same period in 2008. The increase in cash from operating activities from the prior year is primarily the result of decreases in inventory purchases and decreases in accounts payable and accrued expenses.
As of June 30, 2009, accounts receivable (before reserves) increased $1.4 million from the prior year-end, primarily due to the seasonality of the Educational and Information & Media businesses offset by strong cash collections during the first six months of 2009. This compares to a $77.4 million increase in the first six months of 2008. The number of days sales outstanding for operations have decreased by 4 days year over year, primarily due to strong cash collections across all of the Company’s segments. Inventories increased by $20.9 million from the end of 2008 as the Company’s education business prepares for its selling season. This compares to a $143.1 million increase during the first six months of 2008. The decrease in inventory purchases over the prior year is primarily the result of the stronger adoption opportunities in 2008 compared with 2009.
Accounts payable and accrued expenses decreased by $207.2 million over the prior year-end primarily due to the decrease in performance based compensation payments in the first six months of 2009 versus prior year. This decrease compares to a $324.6 million decrease in 2008.
Investing Activities: Cash used for investing activities was $99.8 million and $225.3 million in the first six months of 2009 and 2008, respectively. The decrease over the prior year is primarily due to decreased investment in prepublication costs in the first half of 2009 as compared to 2008 due to the adoption cycle, decreased capital spending in the first half of 2009, the impact of acquisitions in the first half of 2008 and the impact of the disposition of Vista Research, Inc. in 2009.

Purchases of property and equipment totaled $16.9 million in the first six months of 2009 compared with $48.8 million in 2008. For 2009, capital expenditures are expected to be approximately $75 million to $80 million and primarily relate to increased investment in the Company’s information technology data centers and other technology initiatives.
Net prepublication costs decreased $12.3 million from December 31, 2008 to $540.3 million, as amortization outpaced spending. Prepublication investment in the current year totaled $85.1 million as of June 30, 2009, $46.8 million less than the same period in 2008. Prepublication investment for 2009 is expected to be approximately $200 million, reflecting new product development in light of the significant adoption opportunities in key states in 2010 and beyond.
Financing Activities: Cash used for financing activities was $115.0 million through June 30, 2009 compared to cash generated from financing activities of $140.6 million in 2008. The difference is primarily attributable to a reduction of $506.6 million in borrowings of commercial paper and reduced stock option exercises in the first six months of 2009, partially offset by a $275.5 million reduction in share repurchases in 2009. In the first six months of 2009, the Company has not repurchased any shares. In the first six months of 2008, cash was utilized to repurchase approximately 6.7 million shares for $275.5 million on a settlement date basis. An additional 0.7 million shares were repurchased in the second quarter of 2008 for $29.2 million, which settled in July 2008. Shares repurchased under the repurchase program were used for general corporate purposes, including the issuance of shares for stock compensation plans and to offset the dilutive effect of the exercise of employee stock options.
There were $89.6 million and $526.2 million in commercial paper borrowings outstanding as of June 30, 2009 and 2008, respectively, with an average interest rate and average term of 0.2% and 13 days, and 2.2% and 27 days, respectively. The size of the Company’s total commercial paper program remains $1.2 billion and is supported by the revolving credit agreement described below.
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
The new credit facility contains certain covenants. The only financial covenant requires that the Company not exceed indebtedness to cash flow ratio, as defined in the new credit facility, of 4 to 1. This covenant is similar to the previous credit agreements and has never been exceeded. There were no borrowings under either of the facilities as of June 30, 2009 and June 30, 2008.
The Company has the capacity to issue Extendible Commercial Notes (“ECNs”) of up to $240 million, provided that sufficient investor demand for ECNs exists. ECNs replicate commercial paper, except that the Company has an option to extend the note beyond its initial redemption date to a maximum final maturity of 390 days. However, if exercised, such an extension is at a higher reset rate, which is at a predetermined spread over LIBOR and is related to the Company’s commercial paper rating at the time of extension. As a result of the extension option, no backup facilities for these borrowings are required. As is the case with commercial paper, ECNs have no financial covenants. There were no ECN borrowings outstanding as of June 30, 2009 and June 30, 2008. In the current credit environment, the ECN market is not available and the Company has no plans to utilize this market.

On April 19, 2007, the Company signed a promissory note with one of its providers of banking services to enable the Company to borrow additional funds, on an uncommitted basis, from time to time to supplement its commercial paper and ECN borrowings. The specific terms (principal, interest rate and maturity date) of each borrowing governed by this promissory note are determined on the borrowing date of each loan. These borrowings have no financial covenants. There were no promissory note borrowings outstanding as of June 30, 2009 and June 30, 2008. In the current credit environment, the market for these instruments is currently not available and the Company has no plans to utilize them in the short-term.
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
On January 31, 2007, the Board of Directors approved an additional stock repurchase program (the “2007 program”) authorizing the repurchase of up to 45.0 million shares, which was approximately 12.7% of the total shares of the Company’s outstanding common stock at that time. The repurchased shares are used for general corporate purposes, including the issuance of shares for stock compensation plans and to offset the dilutive effect of the exercise of employee stock options. Purchases under this program were made from time to time on the open market and in private transactions depending on market conditions. The Company did not repurchase any shares during the first six months of 2009. At June 30, 2009, authorization for the repurchase of 17.1 million shares remained under the 2007 program.
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
The Company typically has naturally hedged positions in most countries from a local currency perspective with offsetting assets and liabilities. The gross amount of the Company’s foreign exchange balance sheet exposure from operations is $183.3 million as of June 30, 2009. Management has estimated using an undiversified average value-at-risk analysis with a 95% confidence level that the foreign exchange gains and losses should not exceed $27.7 million over the next year based on the historical volatilities of the portfolio.
A portion of the Company’s net interest expense is sensitive to changes in the general level of U.S. and foreign interest rates. Based on average debt and investments outstanding over the past three months, the following is the projected annual impact on interest expense on current operations:

Percent change in interest rates	Projected annual pre-tax impact on
(+/-)	operations (millions)
1%	$2.9

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
As of June 30, 2009, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the U.S. Securities Exchange

Act of 1934). Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2009.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On January 31, 2007 the Board of Directors approved a new stock repurchase program authorizing the purchase of up to 45.0 million shares, which was approximately 12.7% of the total shares of the Company’s outstanding common stock at that time. During the second quarter of 2009, the Company did not repurchase any shares under the 2007 repurchase program. As of June 30, 2009, 17.1 million shares remained available under the 2007 repurchase program. The repurchase program has no expiration date. The repurchased shares may be used for general corporate purposes, including the issuance of shares for stock compensation plans and to offset the dilutive effect of the exercise of employee stock options. Purchases under this program may be made from time to time on the open market and in private transactions, depending on market conditions.
The following table provides information on purchases made by the Company of its outstanding common stock during the second quarter of 2009 pursuant to the stock repurchase program authorized by the Board of Directors on January 31, 2007 (column c). In addition to purchases under the 2007 stock repurchase program, the number of shares in column (a) include: 1) shares of common stock that are tendered to the Registrant to satisfy the employees’ tax withholding obligations in connection with the vesting of awards of restricted performance shares (such shares are repurchased by the Registrant based on their fair market value on the vesting date), and 2) shares of the Registrant deemed surrendered to the Registrant to pay the exercise price and to satisfy the employees’ tax withholding obligations in connection with the exercise of employee stock options. There were no other share repurchases during the quarter outside the stock repurchases noted below:

			(c)Total Number of Shares	(d) Maximum Number of Shares
	(a)Total Number		Purchased as Part of	that may yet
	of Shares	(b)Average	Publicly Announced	be Purchased
	Purchased	Price Paid per	Programs	Under the Programs
Period	(in millions)	Share	(in millions)	(in millions)
(Apr. 1 — Apr. 30, 2009)	—	—	—	17.1
(May 1 — May 31, 2009)	—	—	—	17.1
(Jun. 1 — Jun. 30, 2009)	—	—	—	17.1
Total — Qtr	—	—	—	17.1

Item 4. Submission of Matters to a Vote of Security Holders
(a)	The 2009 Annual Meeting of Shareholders of the Registrant was held on April 29, 2009.

(b)	The following nominees, having received the FOR votes set forth opposite their respective names, constituting a plurality of the votes cast at the Annual Meeting for the election of Directors, were duly elected Directors of the Registrant:

Director	For	Withhold Authority
Sir Michael Rake	245,490,658	27,762,750
Kurt L. Schmoke	224,901,708	48,351,700
Sidney Taurel	222,423,928	50,829,480
The terms of office of the following Directors continued after the meeting:

Sir Winfried F. W. Bischoff, Douglas N. Daft, Linda Koch Lorimer, Harold McGraw III, Pedro Aspe, Robert P. McGraw, Hilda Ochoa-Brillembourg and Edward B. Rust, Jr..

(c)	Shareholders reapproved the performance goals under the Company’s 2002 Stock Incentive Plan. The vote was 253,914,979 shares FOR and 17,659,840 shares AGAINST, with 1,678,589 shares abstaining.

(d)	Shareholders ratified the appointment of Ernst & Young LLP as independent Registered Public Accounting Firm for the Registrant and its subsidiaries for 2009. The vote was 266,714,496 shares FOR and 5,595,794 shares AGAINST, with 943,118 shares abstaining.

(e)	The shareholder proposal requesting a shareholder vote on the annual election of each Director received the following number of votes: 189,928,496 shares FOR and 57,615,684 shares AGAINST, with 1,855,262 shares abstaining.

(f)	The shareholder proposal requesting adoption of a simple majority vote received the following number of votes: 192,903,673 shares FOR and 54,879,950 shares AGAINST, with 1,615,819 shares abstaining.

(g)	The shareholder proposal requesting public disclosure of corporate policies and procedures regarding political contributions and the amount of such contributions received the following number of votes: 83,724,827 shares FOR and 142,100,994 shares AGAINST, with 23,573,621 shares abstaining.

(h)	The shareholder proposal requesting the election of directors by majority vote received the following number of votes: 138,725,350 shares FOR and 108,951,559 shares AGAINST, with 1,722,533 shares abstaining.

(i)	The shareholder proposal to adopt a policy requiring that the Board’s Chairman be an Independent Director who has not previously served as an Executive Officer of the Company received the following number of votes: 115,932,363 shares FOR and 131,412,434 shares AGAINST, with 2,054,645 shares abstaining.

There were 23,853,966 broker non-votes with respect to items (e), (f), (g), (h), and (i).
Item 6. Exhibits
(15)	Letter on Unaudited Interim Financials

(31.1)	Quarterly Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Quarterly Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Quarterly Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101.INS)*	XBRL Instance Document

(101.SCH)*	XBRL Taxonomy Extension Schema

(101.CAL)*	XBRL Taxonomy Extension Calculation Linkbase

(101.LAB)*	XBRL Taxonomy Extension Label Linkbase

(101.PRE)*	XBRL Taxonomy Extension Presentation Linkbase

(101.DEF)*	XBRL Taxonomy Extension Definition Linkbase

*	Furnished, not filed

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
THE MCGRAW-HILL COMPANIES, INC.

Date: July 29, 2009	By	/s/ Robert J. Bahash
Robert J. Bahash
Executive Vice President and Chief Financial Officer

Date: July 29, 2009	By	/s/ Kenneth M. Vittor
Kenneth M. Vittor
Executive Vice President and General Counsel

Date: July 29, 2009	By	/s/ Emmanuel N. Korakis
Emmanuel N. Korakis
Senior Vice President and Corporate Controller