Form 10-Q
period 2009-09-30
MCGRAW-HILL COMPANIES INC
filed 2009-10-28
CIK 64040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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

Large accelerated filer☑	Accelerated filer☐	Non-accelerated filer☐	Smaller reporting company☐

(Do not check if a smaller reporting company).
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐           NO ☑
On October 16, 2009 there were approximately 314.9 million shares of common stock (par value $1.00 per share) outstanding.

The McGraw-Hill Companies, Inc.

Page Number
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Report of Independent Registered Public Accounting Firm	3

Consolidated Statements of Income for the three and nine months ended September 30, 2009 and 2008	4

Consolidated Balance Sheets at September 30, 2009, December 31, 2008 and September 30, 2008	5

Consolidated Statements of Cash Flows for the nine months ended September 30, 2009 and 2008	6

Notes to Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3. Quantitative and Qualitative Disclosures About Market Risk	38

Item 4. Controls and Procedures	38

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	39

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 6. Exhibits	40
EX-15
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
of The McGraw-Hill Companies, Inc.
We have reviewed the consolidated balance sheet of The McGraw-Hill Companies, Inc., as of September 30, 2009, and the related consolidated statements of income for the three-month and nine-month periods ended September 30, 2009 and 2008, and the consolidated statements of cash flows for the nine-month periods ended September 30, 2009 and 2008. These financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of The McGraw-Hill Companies, Inc. as of December 31, 2008, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended, not presented herein, and in our report dated February 24, 2009, we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph for the adoption of Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 740-10, “Income Taxes”, effective January 1, 2007. As described in Note 1, on January 1, 2009, The McGraw-Hill Companies, Inc. adopted FASB ASC 810-10-65-1 “Consolidation,” (“FASB ASC 810-10-65-1”) on a retrospective basis resulting in revision of the December 31, 2008, consolidated balance sheet. We have not audited and reported on the revised balance sheet reflecting the adoption of FASB ASC 810-10-65-1.
/s/ ERNST & YOUNG LLP
October 27, 2009

Part I
Financial Information
Item 1. Financial Statements
The McGraw-Hill Companies, Inc.
Consolidated Statement of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2009	2008	2009	2008
Revenue
Product	$1,013,213	$1,136,462	$1,828,424	$2,088,217
Service	862,690	912,079	2,660,866	2,851,420

Total revenue	1,875,903	2,048,541	4,489,290	4,939,637
Expenses
Operating-related
Product	438,405	453,798	880,913	914,064
Service	297,475	301,290	926,411	996,489

Operating-related expenses	735,880	755,088	1,807,324	1,910,553
Selling and general
Product	252,178	302,858	671,977	776,604
Service	294,783	294,090	912,421	954,952

Selling and general expenses	546,961	596,948	1,584,398	1,731,556
Depreciation	26,031	29,952	84,225	87,890
Amortization of intangibles	11,066	13,637	36,710	40,981

Total expenses	1,319,938	1,395,625	3,512,657	3,770,980

Income from operations	555,965	652,916	976,633	1,168,657
Other loss	—	—	13,849	—
Interest expense — net	17,827	22,002	56,917	60,186

Income before taxes on income	538,138	630,914	905,867	1,108,471
Provision for taxes on income	195,882	234,099	329,735	410,143

Net income	342,256	396,815	576,132	698,328
Less: net income attributable to noncontrolling interests	(6,145)	(6,649)	(12,924)	(14,758)

Net income attributable to The McGraw-Hill Companies, Inc.	$336,111	$390,166	$563,208	$683,570

Earnings per common share:
Basic	$1.08	$1.25	$1.80	$2.16
Diluted	$1.07	$1.23	$1.80	$2.13

Average number of common shares outstanding:
Basic	312,471	313,105	312,067	316,969
Diluted	313,642	317,203	312,900	320,600

Dividend declared per common share	$0.225	$0.22	$0.675	$0.66
See accompanying notes.

The McGraw-Hill Companies, Inc.
Consolidated Balance Sheet
(Unaudited)

	September 30,	December 31,	September 30,
(in thousands)	2009	2008	2008
ASSETS
Current assets:
Cash and equivalents	$957,265	$471,671	$485,226
Accounts receivable (net of allowance for doubtful accounts and sales returns)	1,174,567	1,060,858	1,309,550
Inventories	338,997	369,679	423,779
Deferred income taxes	286,075	285,364	285,536
Prepaid and other current assets	100,035	115,151	108,094

Total current assets	2,856,939	2,302,723	2,612,185

Prepublication costs (net of accumulated amortization)	459,629	552,534	551,548
Investments and other assets:
Assets for pension benefits	59,396	52,994	260,989
Deferred income taxes	47,513	79,559	13,605
Other	170,278	176,900	180,768

Total investments and other assets	277,187	309,453	455,362

Property and equipment — at cost	1,580,614	1,573,951	1,630,095
Less: accumulated depreciation	(1,005,493)	(952,889)	(999,848)

Net property and equipment	575,121	621,062	630,247

Goodwill and other intangible assets:
Goodwill — net	1,691,837	1,703,240	1,718,610
Copyrights — net	150,303	162,307	166,594
Other intangible assets — net	404,451	428,823	439,567

Net goodwill and intangible assets	2,246,591	2,294,370	2,324,771

Total assets	$6,415,467	$6,080,142	$6,574,113

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable	$22	$70,022	$307,122
Accounts payable	314,571	337,459	318,974
Accrued royalties	98,390	111,471	101,315
Accrued compensation and contributions to retirement plans	386,090	420,515	394,657
Income taxes currently payable	158,472	17,209	180,810
Unearned revenue	1,080,452	1,099,167	1,069,382
Deferred gain on sale leaseback	11,106	10,726	10,602
Other current liabilities	466,967	464,134	462,439

Total current liabilities	2,516,070	2,530,703	2,845,301
Other liabilities:
Long-term debt	1,197,747	1,197,611	1,197,565
Deferred income taxes	3,357	3,406	142,704
Liability for pension and other postretirement benefits	583,197	606,331	278,748
Deferred gain on sale leaseback	150,707	159,115	161,854
Other non-current liabilities	211,149	230,105	238,954

Total other liabilities	2,146,157	2,196,568	2,019,825

Total liabilities	4,662,227	4,727,271	4,865,126

Commitments and contingencies (Note 12)
Shareholders’ equity :
Common stock	411,709	411,709	411,709
Additional paid-in capital	4,106	55,150	59,087
Retained income	6,421,323	6,070,793	6,024,171
Accumulated other comprehensive loss	(389,681)	(444,022)	(51,806)
Less: common stock in treasury — at cost	(4,770,451)	(4,811,294)	(4,809,801)

Total shareholders’ equity — controlling interests	1,677,006	1,282,336	1,633,360
Total shareholders’ equity — noncontrolling interests	76,234	70,535	75,627

Total shareholders’ equity	1,753,240	1,352,871	1,708,987

Total liabilities and shareholders’ equity	$6,415,467	$6,080,142	$6,574,113

See accompanying notes.

The McGraw-Hill Companies, Inc.
Consolidated Statement of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(in thousands)	2009	2008
Cash flows from operating activities
Net income	$576,132	$698,328
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	84,225	87,890
Amortization of intangibles	36,710	40,981
Amortization of prepublication costs	225,602	218,788
Provision for losses on accounts receivable	22,386	13,856
Net change in deferred income taxes	(2,178)	(4,791)
Stock-based compensation	12,483	3,564
Loss on disposition of business	13,849	—
Other	(2,965)	(6,946)
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	(126,289)	(138,744)
Inventories	31,717	(74,125)
Prepaid and other current assets	(6,239)	13,146
Accounts payable and accrued expenses	(71,117)	(291,444)
Unearned revenue	(32,915)	(13,697)
Other current liabilities	6,609	497
Net change in prepaid/accrued income taxes	161,624	170,148
Net change in other assets and liabilities	(33,240)	(3,504)

Cash provided by operating activities	896,394	713,947

Cash flows from investing activities
Investment in prepublication costs	(129,779)	(197,264)
Purchase of property and equipment	(32,603)	(66,437)
Acquisition of businesses	—	(39,461)
Disposition of business and property and equipment	9,819	281
Additions to technology projects	(14,801)	(18,581)

Cash used for investing activities	(167,364)	(321,462)

Cash flows from financing activities
Payments/additions on short-term debt, net	(70,000)	307,100
Dividends paid to shareholders	(212,678)	(211,156)
Repurchase of treasury shares	—	(434,108)
Exercise of stock options	12,782	41,199
Excess tax benefits from share-based payments	74	4,108

Cash used for financing activities	(269,822)	(292,857)

Effect of exchange rate changes on cash	26,386	(10,498)

Net change in cash and equivalents	485,594	89,130
Cash and equivalents at beginning of period	471,671	396,096

Cash and equivalents at end of period	$957,265	$485,226

See accompanying notes.

The McGraw-Hill Companies, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts or as noted)
1.	Basis of Presentation
The financial information in this report has not been audited, but in the opinion of management all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly such information have been included. The operating results for the three and nine months ended September 30, 2009 and 2008 are not necessarily indicative of results to be expected for the full year due to the seasonal nature of some of our businesses. The financial statements included herein should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2008 (the “Annual Report”).

Our critical accounting policies are disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report for the year ended December 31, 2008. On an ongoing basis, we evaluate our estimates and assumptions, including those related to revenue recognition, allowance for doubtful accounts and sales returns, prepublication costs, valuation of inventories, valuation of long-lived assets, goodwill and other intangible assets, pension plans, income taxes, incentive compensation and stock-based compensation.

Since the date of the Annual Report, there have been no material changes to our critical accounting policies.

In the third quarter of 2009, we adopted the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 105, “Generally Accepted Accounting Principles” (“FASB ASC 105”). FASB ASC 105 establishes the FASB ASC as the source of authoritative accounting principles recognized by the FASB to be applied to nongovernmental entities in preparation of financial statements in conformity with Generally Accepted Accounting Principles. The adoption did not have an impact on our consolidated financial statements.

In the second quarter of 2009, we adopted FASB ASC 855, “Subsequent Events” (“FASB ASC 855”). FASB ASC 855 sets forth general standards of accounting for and the disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. We have evaluated subsequent events through October 27, 2009, which represents the date the financial statements are issued. The adoption did not have an impact on our consolidated financial statements.

Effective January 1, 2009, we adopted FASB ASC 810-10-65-1 “Consolidation,” (“FASB ASC 810-10-65-1”) which establishes accounting and reporting standards for any noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. FASB ASC 810-10-65-1 clarifies that a noncontrolling interest in a subsidiary should be reported as a component of equity in the consolidated financial statements and requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interests. Accordingly, $76,234, $70,535 and $75,627 as of September 30, 2009, December 31, 2008 and September 30, 2008, respectively, have been reclassified from other non-current liabilities to shareholders’ equity.

Certain prior year amounts have been reclassified for comparability purposes.
2.	Comprehensive Income
The following table is a reconciliation of net income to comprehensive income for the periods ended September 30:

	Three Months		Nine Months
	2009	2008	2009	2008
Net income	$342,256	$396,815	$576,132	$698,328
Other comprehensive income:
Foreign currency translation adjustment	22,146	(31,559)	41,712	(33,860)
Pension and other postretirement benefit plans, net of tax	637	249	13,376	(7,581)
Unrealized gain/(loss) on investment, net of tax	(324)	(445)	1,419	(3,987)

Comprehensive income	364,715	365,060	632,639	652,900
Less: comprehensive income attributable to noncontrolling interests	(7,996)	(3,111)	(15,090)	(8,513)

Comprehensive income attributable to The McGraw-Hill Companies, Inc.	$356,719	$361,949	$617,549	$644,387

3.	Segment and Related Information
We have three reportable segments: McGraw-Hill Education, Financial Services and Information & Media.

McGraw-Hill Education

The McGraw-Hill Education segment is one of the premier global educational publishers serving the elementary and high school (“el-hi”), college and university, professional, international and adult education markets.

During the nine months ended September 30, 2009, the segment incurred a net pre-tax restructuring charge that reduced operating profit by $11.6 million. During the three and nine months ended September 30, 2008, the segment incurred pre-tax restructuring charges that reduced operating profit by $5.4 million and $13.9 million, respectively.

Also impacting operating profit comparisons is an increase in incentive compensation of $13.0 and $5.5 million for the three and nine month periods. The increase in incentive compensation reflects the impact of changes in the projected payout of restricted performance stock awards made in both periods.

Financial Services

The Financial Services segment operates under the Standard & Poor’s brand. This segment provides services to investors, corporations, governments, financial institutions, investment managers and advisors globally. The segment and the markets it serves are impacted by interest rates, the state of global economies, credit quality and investor confidence.

During the nine months ended September 30, 2009, the segment incurred a net pre-tax restructuring benefit that increased operating profit by $0.4 million. During the three and nine months ended September 30, 2008, the segment incurred pre-tax restructuring charges that reduced operating profit by $4.1 million and $19.3 million, respectively.

Also impacting operating profit comparisons is an increase in incentive compensation of $32.1 and $20.4 million for the three and nine month periods. The increase in incentive compensation reflects the impact of changes in the projected payout of restricted performance stock awards made in both periods and the significant reductions in other incentive compensation during 2008.

In addition, during the nine months ended September 30, 2009, the segment incurred a pre-tax loss resulting from the sale of Vista Research, Inc. in May 2009 that reduced operating profit by $13.8 million.

Information & Media

The Information & Media segment includes business, professional and broadcast media, offering information, insight and analysis.

During the nine months ended September 30, 2009, the segment incurred a net pre-tax restructuring charge that reduced operating profit by $4.0 million. During the three and nine months ended September 30, 2008, the segment incurred a net pre-tax restructuring charge that reduced operating profit by $13.9 million.

Also impacting operating profit comparisons is an increase in incentive compensation of $5.7 and $1.0 million for the three and nine month periods. The increase in incentive compensation reflects the impact of changes in the projected payout of restricted performance stock awards made in both periods.

General Corporate Expense

The general corporate expense comparisons include an increase in incentive compensation of $17.5 and $12.7 million for the three and nine month periods. The increase in incentive compensation reflects the impact of changes in the projected payout of restricted performance stock awards made in both periods and the significant reductions in other incentive compensation during 2008.

Operating profit by segment is the primary basis for our chief operating decision maker, the Executive Committee, to evaluate the performance of each segment. A summary of operating results by segment for the periods ended September 30 is as follows:

	2009		2008
		Operating		Operating
Three months	Revenue	Profit	Revenue	Profit
McGraw-Hill Education	$1,000,015	$298,142	$1,131,352	$354,718
Financial Services	636,984	256,183	651,458	285,052
Information & Media	238,904	29,540	265,731	22,847

Total operating segments	1,875,903	583,865	2,048,541	662,617
General corporate expense	—	(27,900)	—	(9,701)
Interest expense — net	—	(17,827)	—	(22,002)

Total Company	$1,875,903	$538,138 *	$2,048,541	$630,914 *

*	Income before taxes on income

	2009		2008
		Operating		Operating
Nine months	Revenue	Profit	Revenue	Profit
McGraw-Hill Education	$1,867,832	$242,554	$2,132,354	$334,132
Financial Services	1,920,926	764,130	2,031,236	852,246
Information & Media	700,532	46,734	776,047	59,372

Total operating segments	4,489,290	1,053,418	4,939,637	1,245,750
General corporate expense	—	(90,634)	—	(77,093)
Interest expense — net	—	(56,917)	—	(60,186)

Total Company	$4,489,290	$905,867 *	$4,939,637	$1,108,471 *

*	Income before taxes on income
4.	Acquisitions and Dispositions
In May 2009, we sold our Vista Research, Inc. business which was part of the Financial Services segment. This business was selected for divestiture, as it no longer fit within our strategic plans. This divestiture enables the Financial Services segment to focus on its core business of providing independent research, ratings, data indices and portfolio services. During the nine months ended September 30, 2009, we recognized a pre-tax loss of $13.8 million ($8.8 million after-tax or $0.03 per diluted share), recorded as other loss.

For the three and nine months ended September 30, 2009 and 2008, all dispositions including the sale of Vista Research are immaterial to us individually and in the aggregate.

For the three and nine months ended September 30, 2009 and 2008, we made no material acquisitions, individually and in the aggregate.

On October 13, 2009, we entered into an agreement to divest BusinessWeek, which is part of our Information & Media segment. This business was selected for divestiture as it no longer fit within our strategic plans. The transaction is expected to close during the fourth quarter of 2009 and is projected to result in a pre-tax gain of $9.3 million ($5.9 million after tax or $0.02 per diluted share).
5.	Stock-Based Compensation
Stock-based compensation for the periods ended September 30 is as follows:

	Three Months		Nine Months
	2009	2008	2009	2008
Stock option expense	$4,691	$6,879	$15,862	$20,320
Restricted stock awards expense	(9,441)	(46,315)	(3,379)	(16,756)

Total stock-based compensation expense	($4,750)	($39,436)	$12,483	$3,564

In the third quarter of 2008, we reduced the projected payout percentages for our outstanding restricted stock awards. During the third quarter of 2009, we further reduced the projected payout percentages on certain of our outstanding restricted stock awards. Accordingly, we recorded adjustments to reduce our stock-based compensation expense for the amount of previously recognized expense in excess of the revised projected payouts. The effect of these adjustments resulted in a beneficial impact on total stock-based compensation expense for the three month periods ending September 30, 2009 and 2008.
The number of common shares issued upon exercise of stock options and the vesting of restricted stock awards are as follows:

	September 30,	December 31,	September 30,
(in thousands)	2009	2008	2008
Stock options exercised	483	1,433	1,424
Restricted stock vested	1,425	678	674

Total shares issued	1,908	2,111	2,098

6.	Allowances, Inventories and Accumulated Amortization of Prepublication Costs
The allowances for doubtful accounts and sales returns, the components of inventory and the accumulated amortization of prepublication costs are as follows:

	September 30,	December 31,	September 30,
	2009	2008	2008
Allowance for doubtful accounts	$69,874	$76,341	$69,412

Allowance for sales returns	$229,490	$192,344	$226,003

Inventories:
Finished goods	$330,416	$349,203	$403,976
Work-in-process	2,184	4,359	6,060
Paper and other materials	6,397	16,117	13,743

Total inventories	$338,997	$369,679	$423,779

Accumulated amortization of prepublication costs	$967,657	$943,022	$905,524

7.	Debt
A summary of short-term and long-term debt outstanding follows:

	September 30,	December 31,	September 30,
	2009	2008	2008
5.375% Senior notes, due 2012 (a)	$399,780	$399,727	$399,709
5.900% Senior notes, due 2017 (b)	399,224	399,152	399,128
6.550% Senior notes, due 2037 (c)	398,521	398,482	398,469
Commercial paper	—	70,000	307,100
Note payable	244	272	281

Total debt	1,197,769	1,267,633	1,504,687
Less: short-term debt including current maturities	22	70,022	307,122

Long-term debt	$1,197,747	$1,197,611	$1,197,565

Senior Notes
(a) As of September 30, 2009, we had outstanding $399.8 million of 2012 senior notes consisting of $400 million principal and an unamortized debt discount of $0.2 million. The 2012 senior notes, when issued in November 2007, were priced at 99.911% with a yield of 5.399%. Interest payments are required to be made semiannually on February 15 and August 15.

(b) As of September 30, 2009, we had outstanding $399.2 million of 2017 senior notes consisting of $400 million principal and an unamortized debt discount of $0.8 million. The 2017 senior notes, when issued in November 2007, were priced at 99.76% with a yield of 5.933%. Interest payments are required to be made semiannually on April 15 and October 15.
(c) As of September 30, 2009, we had outstanding $398.5 million of 2037 senior notes consisting of $400 million principal and an unamortized debt discount of $1.5 million. The 2037 senior notes, when issued in November 2007, were priced at 99.605% with a yield of 6.580%. Interest payments are required to be made semiannually on May 15 and November 15.
Available Financing
The size of our total commercial paper program remains $1.2 billion and is supported by the revolving credit agreements described below. There were no commercial paper borrowings outstanding at September 30, 2009. Commercial paper borrowings outstanding at December 31, 2008 totaled $70.0 million, with an average interest rate and average term of 1.4% and 29 days. Commercial paper borrowings outstanding at September 30, 2008 totaled $307.1 million, with an average interest rate and average term of 2.5% and 9 days. These total borrowings are classified as current notes payable in the consolidated balance sheet.
On September 12, 2008 we closed on a revolving credit facility agreement totaling $1.15 billion collectively (the “credit facility”) to replace the previous $1.2 billion five-year credit facility that was to expire on July 20, 2009. The $1.15 billion credit facility consisted of two separate tranches, a $383.3 million 364-day facility and a $766.7 million 3-year facility. A syndicate of fourteen banks led by JP Morgan and Bank of America participated in the credit facility. The previous credit facility was cancelled after the new credit facility became effective.
On August 14, 2009 we entered into a new $433.3 million 364-day revolving credit facility (the “new 364-day facility”) which replaces our existing $383.3 million 364-day credit agreement entered into on September 12, 2008. The previous credit facility was cancelled after the new 364-day facility became effective.
The combined credit facility now totals $1.2 billion and consists of two separate tranches, a $433.3 million 364-day facility that will terminate on August 13, 2010 and a $766.7 million 3-year facility that will terminate on September 12, 2011. We pay a commitment fee of 12.5-37.5 basis points for the new 364-day facility and a commitment fee of 10-20 basis points for the 3-year facility, depending upon our credit rating, whether or not amounts have been borrowed. At our current credit rating, the commitment fee is 12.5 basis points for the new 364-day facility and 10 basis points for the 3-year facility. The interest rate on borrowings under the credit facility is, at our option, based on (i) a spread over the prevailing London Inter-Bank Offer Rate (“LIBOR”) that is based on our credit rating (“LIBOR loans”) or (ii) on the higher of (a) the prime rate, which is the rate of interest publicly announced by the administrative agent (b) 0.5% plus the Federal funds rate, or (c) LIBOR plus 1% (“ABR loans”). The interest rate spread on LIBOR loans is calculated by multiplying the current 30 business day average of the CDX 5-year investment grade index by a percentage, ranging from 75-150% for the new 364-day facility and from 50-100% for the 3-year facility. At our current credit rating, the borrowing rate would be 75% of this index on the new 364-day facility and 50% on the 3-year facility, with a minimum spread of 0.75% on the new 364-day facility and 0.5% on the 3-year facility.
We have the option at the termination of the new 364-day facility to convert any revolving loans outstanding into term loans for an additional year. Term loans can be LIBOR loans or ABR loans and would carry an additional spread of 1.0%.
The credit facilities contain certain covenants. The only financial covenant requires that we not exceed indebtedness to cash flow ratio, as defined in the credit facilities, of 4 to 1. This covenant is similar to the previous credit agreements and has never been exceeded. There were no borrowings under either of the facilities as of September 30, 2009, December 31, 2008 and September 30, 2008.
We have the capacity to issue Extendible Commercial Notes (“ECNs”) of up to $240 million, provided that sufficient investor demand for ECNs exists. ECNs replicate commercial paper, except that we have an option to extend the note beyond its initial redemption date to a maximum final maturity of 390 days. However, if exercised, such an extension is at a higher reset rate, which is at a predetermined spread over LIBOR and is related to our commercial paper rating at the time of extension. As a result of the extension option, no backup facilities for these borrowings are required. As is the case with commercial paper, ECNs have no financial covenants. There were no ECN borrowings outstanding as of September 30, 2009, December 31, 2008 and September 30, 2008. In the current credit environment, the ECN market is not available and we have no plans to utilize this market.
On April 19, 2007, we signed a promissory note with one of our providers of banking services to enable us to borrow additional funds, on an uncommitted basis, from time to time to supplement our commercial paper and ECN borrowings. The specific terms (principal, interest rate and maturity date) of each borrowing governed by this promissory note are determined on the borrowing date of each loan. These borrowings have no financial covenants. There were no promissory note borrowings outstanding as of September 30, 2009, December 31, 2008 and September 30, 2008. In the current credit environment, the market for these instruments is currently not available and we have no plans to utilize them in the short-term.
On January 1, 2009, we transferred most of Standard & Poor’s U.S. properties and assets from a division to a newly-formed, wholly-owned subsidiary (“S&P subsidiary”). This reorganization was initiated to address future operational and financial conditions, and will not affect the ongoing conduct of Standard & Poor’s businesses, including the credit ratings business.
In conjunction with this reorganization, a series of supplemental agreements were executed. They include a supplemental indenture for our $1.2 billion senior notes (three tranches of $400 million due in 2012, 2017 and 2037), amendments to our $1.15 billion credit agreement entered into on September 12, 2008, amendments to the commercial paper issuing and paying agency agreement (with JP Morgan Chase) and amended and restated commercial paper dealer agreements (with JP Morgan Chase, Morgan Stanley and Bank of America/Merrill Lynch). All of these agreements and amendments provide that the new S&P subsidiary will guarantee the senior notes issued pursuant to the indenture, amounts borrowed under the credit agreement and the commercial paper.
Long-term debt was $1,197.7 million, $1,197.6 million and $1,197.6 million as of September 30, 2009, December 31, 2008 and September 30, 2008, respectively. The carrying amount of our borrowings approximates fair value at September 30, 2009. We paid interest on its debt totaling $10.7 million and $12.2 million during the three months ended September 30, 2009 and 2008, respectively, and $46.5 million and $46.4 million during the nine months ended September 30, 2009 and 2008, respectively.
In the third quarter of 2008, cash was utilized to repurchase approximately 3.1 million shares for $129.3 million on a settlement date basis. An additional 0.4 million shares were repurchased in the third quarter of 2008, which settled in October 2008. Accordingly, we recorded a liability of $13.1 million, classified in other current liabilities at September 30, 2008.
8.	Common Shares Outstanding
A reconciliation of the number of shares used for calculating basic and diluted earnings per common share for the periods ended September 30 is as follows:

	Three Months		Nine Months
(in thousands)	2009	2008	2009	2008
Average number of common shares outstanding	312,471	313,105	312,067	316,969
Effect of stock options and other dilutive securities	1,171	4,098	833	3,631

Average number of common shares outstanding including the effect of dilutive securities	313,642	317,203	312,900	320,600

Restricted performance shares outstanding of 3.7 million and 2.4 million at September 30, 2009 and 2008, respectively, were not included in the computation of diluted earnings per common share because the necessary vesting conditions have not yet been met.

The weighted-average diluted shares outstanding for the three and nine months ended September 30, 2009, excludes the effect of approximately 23.9 million and 28.7 million, respectively, of outstanding stock options because the effects were not dilutive. The weighted-average diluted shares outstanding for the three and nine months ended September 30, 2008, excludes the effect of approximately 16.0 million for both periods, of outstanding stock options because the effects were not dilutive.

9.	Retirement Plans and Postretirement Healthcare and Other Benefits

A summary of net periodic benefit cost for our defined benefit plans and postretirement healthcare and other benefits plan for the periods ended September 30 is as follows:

	Three Months		Nine Months
Pension Benefits	2009	2008	2009	2008

Service cost	$14,648	$14,703	$43,443	$44,183
Interest cost	21,722	21,628	64,603	64,961
Expected return on plan assets	(26,411)	(27,675)	(78,580)	(83,119)
Amortization of prior service credit	(80)	(109)	(209)	(331)
Amortization of loss	1,397	800	4,111	2,408

Net periodic benefit cost	$11,276	$9,347	$33,368	$28,102

	Three Months		Nine Months
Postretirement Healthcare and Other Benefits	2009	2008	2009	2008

Service cost	$597	$593	$1,857	$1,780
Interest cost	2,075	2,114	6,283	6,340
Amortization of prior service credit	(297)	(297)	(890)	(890)

Net periodic benefit cost	$2,375	$2,410	$7,250	$7,230

The amortization of prior service credit and amortization of loss for the three and nine months ended September 30, 2009 and 2008, included in the above table, have been recognized in the net periodic benefit cost and included in other comprehensive income, net of tax.

In 2009, the expected rate of return on plan assets is 8.0% based on a market-related value of assets, which recognizes changes in market value over five years. We changed certain assumptions on our pension and postretirement healthcare and other benefit plans which became effective on January 1, 2009:
•	We changed our discount rate assumption on our U.S. retirement plans to 6.10% from 6.25% in 2008.
•	We changed our discount rate assumption on our United Kingdom (“U.K.”) retirement plan to 5.8% from 5.4% in 2008 and our assumed compensation increase factor for our U.K. retirement plan to 5.50% from 5.95%.

•	We changed our discount rate and healthcare cost trend rate assumptions on our postretirement healthcare benefit plan. In 2009, the discount rate assumption changed to 5.95% from 6.0% in 2008, and the healthcare cost trend rate changed to 8.0% from 8.5% in 2008.
The effect of the assumption changes on pension and other postretirement healthcare expense for the three and nine months ended September 30, 2009 did not have a material effect on earnings per share.

In 2009, we contributed approximately $20.5 million to our retirement plans. Additionally, for the rest of 2009 we expect to contribute approximately $18.8 million to our retirement plans.
10.	Sale-Leaseback Transaction
In December 2003, we sold our 45% equity investment in Rock-McGraw, Inc., which owns our headquarters building in New York City. The transaction was valued at $450.0 million, including assumed debt. Proceeds from the disposition were $382.1 million and the sale resulted in a pre-tax gain of $131.3 million ($58.4 million after-tax) in 2003.

We remain an anchor tenant of what continues to be known as The McGraw-Hill Companies building and will continue to lease space from Rock-McGraw, Inc., under an existing lease through 2020. As of December 31, 2008, we leased approximately 17% of the building space. This lease is being accounted for as an operating lease. Pursuant to sale-leaseback accounting rules, as a result of our continued involvement, a pre-tax gain of approximately $212.3 million ($126.3 million after-tax) was deferred and is being amortized over the remaining lease term as a reduction in rent expense. Information relating to the sale-leaseback transaction for the periods ended September 30 is as follows:

	Three Months		Nine Months
	2009	2008	2009	2008
Reduction in rent expense	$(4,592)	$(4,592)	$(13,775)	$(13,775)
Interest expense	$1,884	$2,007	$5,746	$6,110
11.	Income Taxes
At the end of each interim period, we estimate the annual effective tax rate and apply that rate to our ordinary quarterly earnings. The tax expense or benefit related to significant, unusual, or extraordinary items that will be separately reported or reported net of their related tax effect, and are individually computed are recognized in the interim period in which those items occur. In addition, the effect of changes in enacted tax laws or rates or tax status is recognized in the interim period in which the change occurs.

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

For the three and nine months ended September 30, 2009, the effective tax rate was 36.4%. For the three and nine months ended September 30, 2008, the effective tax rate was 37.1% and 37.0%, respectively. The decrease in the effective tax rate for the three and nine months ended September 30, 2009 as compared to the same periods last year is primarily attributable to a decrease in state and local income taxes.

Effective January 1, 2009, we adopted FASB ASC 810-10-65-1 which requires separate presentation of noncontrolling interests on our financial statements. This resulted in a change to the calculated effective tax rate for both the current and prior periods.
12.	Commitments and Contingencies
The following amends the disclosure in Footnote 15 — Commitments and Contingencies to the Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2008.

In the normal course of business both in the United States and abroad, the Registrant and its subsidiaries are named as defendants in numerous legal proceedings and are involved, from time to time, in governmental and self-regulatory agency proceedings, which may result in adverse judgments, damages, fines or penalties. Also, various governmental and self-regulatory agencies regularly make inquiries and conduct investigations concerning compliance with applicable laws and regulations.

Following developments in the subprime residential mortgage market, and the credit and financial markets more generally, we, together with other credit rating agencies, continue to be named in numerous lawsuits relating to the ratings activity of Standard & Poor’s Ratings Services by alleged purchasers of rated securities, many of which include novel claims that we are an “underwriter” or a “seller” under the Securities Act of 1933. There are currently pending numerous lawsuits in U.S. state and federal courts, as well as in foreign jurisdictions, asserting claims under a variety of state and federal laws, including the federal securities laws, relating to ratings activity in Financial Services, Public Finance and Structured Finance areas, as well as a lawsuit relating to the rating of Parmalat Finanziaria S.p.A. and Parmalat S.p.A. that was filed in 2005. We have also received numerous subpoenas and other government inquiries concerning our ratings activity in these areas and continue to respond to all such requests. Additional actions, investigations or proceedings have been initiated and may be initiated from time to time in the future.

In addition, as further described in Footnote 15 of our Annual Report on Form 10-K for the year ended December 31, 2008, we and certain of our officers and directors have been named in a putative class action brought under the federal securities laws by our shareholders, two putative class actions by participants in our ERISA plans, and a putative derivative action on our behalf, all relating to alleged misrepresentations and omissions concerning our ratings business.

In connection with the Blomquist v. Washington Mutual, et al. action described in Footnote 15 to the Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2008, the plaintiff was granted permission to file an appeal of the decision dismissing all claims against us and Mr. McGraw six months after his deadline to do so had passed. We filed our opposition brief in August 2009.

In connection with the Abu Dhabi Commercial Bank v. Morgan Stanley Incorporated, et al. action described in Footnote 15 to the Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2008, our motion to dismiss the 11 claims asserted against us was granted with respect to 10 claims and denied with respect to one, a common law fraud claim. Discovery relating to the remaining count is proceeding. We believe the litigation to be without merit and intend to defend against it vigorously.

In connection with the proceedings by the prosecutor’s office in Parma, Italy described in Footnote 15 to the Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2008, the Parma prosecutor’s office served a new Note of Completion on June 9, 2009. We believe that there is no basis in fact or law to support the allegations against the rating analysts, and they will be vigorously defended by the subsidiaries involved.

On October 8, 2009, an action was filed in the District Court for the Southern District of New York entitled Reed Construction Data, Inc. v. The McGraw-Hill Companies, Inc. in which Reed Construction Data asserted claims under various state and federal laws against us relating to alleged misappropriation and unfair competition by McGraw-Hill Construction and is seeking an unspecified amount of damages, plus attorneys’ fees and costs. We believe, based on our current knowledge, the outcome of the litigation should not have a material adverse effect on our consolidated financial condition, and we intend to defend against it vigorously.

In view of the inherent difficulty of predicting the outcome of legal matters, particularly where the claimants seek very large or indeterminate damages, or where the cases present novel legal theories, involve a large number of parties or are in early stages of discovery, we cannot state with confidence what the eventual outcome of these pending matters will be, what the timing of the ultimate resolution of these matters will be or what the eventual loss, fines, penalties or impact related to each pending matter may be. We believe, based upon our current knowledge, the outcome of the legal actions, proceedings and investigations currently pending against us should not have a material, adverse effect on our consolidated financial condition.
13.	Restructuring
2009 Restructuring
During the second quarter 2009, we initiated a restructuring plan that included a realignment of select business operations within the McGraw-Hill Education segment to further strengthen our position in the market by creating a market focused organization that enhances our ability to address the changing needs of our customers. Additionally, we continued to implement restructuring plans related to a limited number of our business operations to contain costs and mitigate the impact of the current and expected future economic conditions. We recorded a pre-tax restructuring charge of $24.3 million, consisting primarily of employee severance costs related to a workforce reduction of approximately 550 positions. This charge consisted of $14.0 million for McGraw-Hill Education, $4.5 million for Financial Services and $5.8 million for Information & Media. In addition, during the second quarter 2009, we revised our estimate for previously recorded restructuring charges and reversed approximately $9.1 million, consisting of $2.4 million for McGraw-Hill Education, $4.9 million for Financial Services and $1.8 million for Information & Media. The net after-tax charge recorded was $9.7 million, or $0.03 per diluted share. Net restructuring expenses for McGraw-Hill Education were $11.6 million classified as selling and general product expenses, within the statement of income. Net restructuring benefit for Financial Services was $0.4 million classified as selling and general service expenses within the statement of income. Net restructuring expenses for Information & Media were $2.3 million classified as selling and general service expenses, and $1.7 million classified as selling and general product expenses, within the statement of income.
For the three and nine months ended September 30, 2009, we have paid approximately $7.3 million related to the 2009 restructuring, consisting primarily of employee severance costs. The 2009 restructuring reserve at September 30, 2009 is approximately $17.0 million and is included in other current liabilities.
2008 Restructuring
During 2008, we continued to implement restructuring plans related to a limited number of our business operations to contain costs and mitigate the impact of the current and expected future economic conditions. We recorded a pre-tax restructuring charge of $73.4 million, consisting primarily of employee severance costs related to a workforce reduction of approximately 1,045 positions. This charge consisted of $25.3 million for McGraw-Hill Education, $25.9 million for Financial Services, $19.2 million for Information & Media and $3.0 million for Corporate. The after-tax charge recorded was $45.9 million, or $0.14 per diluted share. Restructuring expenses for McGraw-Hill Education were $20.8 million classified as selling and general product expenses, and $4.5 million classified as selling and general service expenses, within the statement of income. Restructuring expenses for Financial Services were classified as selling and general service expenses within the statement of income. Restructuring expenses for Information & Media were $18.9 million classified as selling and general service expenses, and $0.3 million classified as selling and general product expenses, within the statement of income. Restructuring charges for Corporate were classified as selling and general service expenses within the statement of income.
For the three months ended September 30, 2009, we have paid approximately $4.7 million, related to the 2008 restructuring, consisting primarily of employee severance costs. For the nine months ended September 30, 2009, we have paid approximately $35.2 million and reversed approximately $2.9 million related to the 2008 restructuring, consisting primarily of employee severance costs. The remaining reserve at September 30, 2009 is approximately $12.7 million and is included in other current liabilities.
2007 Restructuring
During 2007, we began implementing a restructuring plan related to a limited number of our business operations to gain efficiencies, reflect current business conditions and to fortify our long-term growth prospects. As a result, we recorded a pre-tax restructuring charge of $43.7 million, consisting primarily of employee severance costs related to a workforce reduction of approximately 600 positions. This charge comprised $16.3 million for McGraw-Hill Education, $18.8 million for Financial Services, $6.7 million for Information & Media and $1.9 million for Corporate. The after-tax charge recorded was $27.3 million, or $0.08 per diluted share. Restructuring expenses for Financial Services and Corporate are classified as selling and general service expenses within the statement of income. Restructuring expenses for McGraw-Hill Education are classified as selling and general product expenses, $15.0 million, and selling and general service expense, $1.3 million, within the statement of income. Restructuring expenses for Information and Media are classified as selling and general product expenses, $0.4 million, and selling and general service expense, $6.3 million, within the statement of income.
For the three months ended September 30, 2009, we have paid approximately $0.6 million, related to the 2007 restructuring, consisting primarily of employee severance costs. For nine months ended September 30, 2009, we have paid approximately $2.8 million and reversed approximately $6.2 million related to the 2007 restructuring, consisting primarily of employee severance costs. The remaining reserve at September 30, 2009 is approximately $0.1 million and is included in other current liabilities.
2006 Restructuring
During 2006, we recorded a pre-tax restructuring charge of $31.5 million, consisting primarily of vacant facilities and employee severance costs related to the elimination of 700 positions. This charge comprised $16.0 million for McGraw-Hill Education, $8.7 million for Information & Media and $6.8 million for Corporate. The after-tax charge recorded was $19.8 million, or $0.06 per diluted share. Restructuring expenses for Information & Media and Corporate are classified as selling and general service expenses within the statement of income. Restructuring expenses for McGraw-Hill Education are classified as selling and general product expenses, $9.3 million, and selling and general service expense, $6.7 million, within the statement of income.
For the three and nine months ended September 30, 2009, we have paid approximately $0.4 million and $1.1 million, respectively, related to the 2006 restructuring consisting of facilities costs. At September 30, 2009, the remaining reserve, which consists of facilities costs, is approximately $6.9 million payable through 2014.
14.	Recently Issued Accounting Standards
In October 2009, the FASB issued FASB Accounting Standards Update (“FASB ASU”) No. 09-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force)” (“FASB ASU 09-13”). FASB ASU 09-13 updates the existing multiple-element arrangement guidance currently in FASB ASC 605-25 (“Revenue Recognition-Multiple-Element Arrangements”). This new guidance eliminates the requirement that all undelivered elements have objective and reliable evidence of fair value before a company can recognize the portion of the overall arrangement fee that is attributable to the items that have already been delivered. Further, companies will be required to allocate revenue in arrangements involving multiple deliverables based on the estimated selling price of each deliverable, even though such deliverables are not sold separately by either the company itself or other vendors. This new guidance also significantly expands the disclosures required for multiple-element revenue arrangements. The revised guidance will be effective for the first annual period beginning on or after June 15, 2010. We are currently evaluating the impact FASB ASU 09-13 will have on our consolidated financial statements.

In December 2008, the FASB issued FASB ASC 715-20-65-2, “Compensation-Retirement Benefits” (“FASB ASC 715-20-65-2”). FASB ASC 715-20-65-2 provides guidance on an employer’s disclosure about plan assets of a defined benefit pension or other postretirement plan. FASB ASC 715-20-65-2 is effective for fiscal years ending after December 15, 2009. We are currently evaluating the impact FASB ASC 715-20-65-2 will have on our consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollars in thousands, except per share amounts or as noted)
Results of Operations — Comparing Three Months Ended September 30, 2009 and 2008
Revenue and Operating Profit

	Third		Third
	Quarter	%	Quarter
	2009	Decrease	2008

Revenue	$1,875,903	(8.4)%	$2,048,541
Operating profit*	$583,865	(11.9)%	$662,617

% Operating margin	31.1%		32.3%

*	Operating profit is income before taxes on income, interest expense and corporate expense.
•	Third quarter revenue declined for all three of our operating segments and operating profit decreased for McGraw-Hill Education and Financial Services, but increased for Information & Media.
o	McGraw-Hill Education revenue and operating profit declined 11.6% and 15.9%, respectively, primarily due to lower state adoption sales at our School Education Group. Reduced potential in the state new adoption market was coupled with reduced spending in the open territory and in the supplemental market as schools tightened their budgets in response to the continuing decline of state and local tax revenues in most regions.

o	Financial Services revenue and operating profit declined 2.2% and 10.1%, respectively. Declines were largely due to continued weakness in structured finance, investment research products and index services. These declines were partially mitigated by growth in corporate ratings, credit-ratings related information products such as RatingsXpress and RatingsDirect, other credit risk solutions products and growth in our Capital IQ business.

o	Information & Media revenue declined 10.1% driven by advertising weakness across all of our media properties and reduced sales in our automotive studies. Partially offsetting these declines was an increase in our global energy and other commodities products and services. Operating profit increased 29.3% for the segment primarily as a result of restructuring charges in the prior year.

o	Foreign exchange rates had an unfavorable impact on revenue and operating profit of $21.6 million and $6.3 million, respectively.
•	Product revenue and expenses consist of the McGraw-Hill Education and the Information & Media segments, and represents educational and information products, primarily books, magazine circulations and syndicated study programs.
o	Product revenue decreased 10.8% or $123.2 million, primarily driven by lower state adoption sales coupled with reduced spending in the open territory. Revenue was also impacted unfavorably by foreign exchange.

o	Product operating expenses decreased 3.4% or $15.4 million, due to decreased sales, partially offset by an increase in amortization of prepublication costs of $2.6 million or 2.1% driven by timing of the adoption cycle.

o	Product selling and general expenses decreased 16.7% or $50.7 million, primarily due to ongoing cost saving initiatives.

o	Product margin decreased 160 basis points to 31.8% primarily due to the decline in product revenues at our School Education Group and the unfavorable impact of foreign exchange.
▪	Revenue declines were partially offset by reduced expenses due to lower sales and cost saving initiatives.
•	Service revenue and expenses consist of the Financial Services segment, the service assessment contracts of the McGraw-Hill Education segment and the remainder of the Information & Media segment, primarily related to information-related services and advertising.
o	Service revenue decreased 5.4% or $49.4 million.
▪	The decrease was primarily due to continued weakness in structured finance, declines in investment research products, index services and advertising weakness across our media properties as well as the impact of foreign exchange rates.

▪	These declines were partially mitigated by growth in corporate ratings, credit-ratings related information products such as RatingsXpress and RatingsDirect, other credit risk solutions products, growth in our Capital IQ business and growth in our global energy and other commodities services.
o	Service operating expenses decreased 1.3% or $3.8 million, primarily due to cost reduction initiatives.

o	Service selling and general expenses increased slightly, primarily driven by the impact of increased incentive compensation accrual compared to the prior year.

o	Service margin decreased 340 basis points to 31.3% primarily due to revenue decreases partially offset by overall cost reduction initiatives.
•	Total expenses decreased 5.4% or $75.7 million driven primarily by decreased sales and cost saving initiatives.
•	An increase in incentive compensation expense of $68.3 million impacted our operating profit comparisons. The increase is attributable to the reversals in 2008 of stock-based compensation for multiple grant years and of other incentive compensation to reflect our projected payouts. Incentive compensation increases are as follows:
o	McGraw-Hill Education — $13.0 million

o	Financial Services — $32.1 million

o	Information & Media — $5.7 million

o	Corporate — $17.5 million
•	On October 13, 2009, we entered into an agreement to divest BusinessWeek, which is part of our Information & Media segment. This business was selected for divestiture as it no longer fit within our strategic plans. The transaction is expected to close during the fourth quarter of 2009 and is projected to result in a pre-tax gain of $9.3 million ($5.9 million after tax or $0.02 per diluted share).
•	During the third quarter of 2008, we restructured a limited number of our business operations to contain costs and mitigate the impact of economic conditions. We incurred a pre-tax restructuring charge of $23.4 million ($14.6 million after-tax, or $0.05 per diluted share), which consisted primarily of severance costs related to a workforce reduction of approximately 270 positions.
•	Net interest expense decreased 19.0% to $17.8 million primarily due to a decrease in interest expense on commercial paper borrowings.
•	For the quarters ended September 30, 2009 and 2008, the effective tax rate was 36.4% and 37.1%, respectively. We expect the effective tax rate to be at 36.4% for the remainder of the year absent the impact of events such as intervening audit settlements, changes in federal, state or foreign law and changes in the geographical mix of our pre-tax income. The effective tax rates include the impact of the adoption Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 810-10-65-1 “Consolidation,” (“FASB ASC 810-10-65-1”) which requires separate presentation of noncontrolling interests on our financial statements. This resulted in a change to the calculated effective tax rate for both the current and prior periods.
•	Net income for the quarter decreased 13.9% or $54.1 million. Diluted earnings per common share decreased 13.0% to $1.07 from $1.23 in 2008.
•	Effective January 1, 2009, we adopted FASB ASC 810-10-65-1 which establishes accounting and reporting standards for any noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. FASB ASC 810-10-65-1 clarifies that a noncontrolling interest in a subsidiary should be reported as a component of equity in the consolidated financial statements and requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interests. Certain prior year amounts have been reclassified for comparability purposes in accordance with the requirements of FASB ASC
810-10-65-1.
Risks and Uncertainties
•	In the McGraw-Hill Education segment, the weakening global economy has resulted in declines in educational spending which have impacted our results of operations.
•	In the Financial Services segment, difficulties in the credit markets and shrinking investor confidence in the capital markets have resulted in a significant decline in global debt issuance which has impacted our results of operations in Credit Market Services.

•	In the Information & Media segment, the general weakening of the economy has resulted in declines in advertising and consumer and business spending.
Segment Review
McGraw-Hill Education

	Third		Third
	Quarter	%	Quarter
	2009	Decrease	2008

Revenue
School Education Group	$501,270	(19.6)%	$623,526
Higher Education, Professional and International	498,745	(1.8)%	507,826

Total revenue	$1,000,015	(11.6)%	$1,131,352

Operating profit	$298,142	(15.9)%	$354,718

% Operating margin	29.8%		31.4%

Revenue and Operating Profit
•	School Education Group (“SEG”) revenue declined driven primarily by lower state adoption sales. Reduced potential in the state new adoption market was coupled with reduced spending in the open territory as schools tightened their budgets in response to the continuing decline of state and local tax revenues in most regions.
o	K-12 basal sales declined significantly in the adoption states. In the third quarter of 2008, SEG realized strong sales of K-5 reading in Florida, K-8 math and science in California, K-5 math in Texas, and various subjects in smaller states such as Alabama. The 2009 state new adoption market was expected to be smaller because Texas was not scheduled to buy new materials and because other states, including Alabama, planned to adopt in categories offering less revenue potential for the industry. The biggest opportunities were expected to be offered by 6-12 literature in Florida and K-8 reading and math in California, but economic problems have sharply limited 2009 purchasing in both states.

o	K-12 sales in the open territory declined to a lesser extent, as reduced opportunities in many parts of the country were partially offset by quarter-over-quarter gains for products such as SEG’s Direct Instruction line, which includes the Reading Mastery elementary series, and Everyday Mathematics.

o	K-12 supplementary sales also declined, with strong growth in intervention products being offset by the continuing decline in demand for SEG’s backlist products, many of which are being phased out.

o	Non-custom or “shelf” testing declined in the quarter, which is a seasonally slow period for sales of these assessments.

o	Formative assessment increased, driven by new adoptions, renewals, and expanded implementations of SEG’s successful Acuity program.

o	Custom testing declined due to a California contract that is ending and declines in the scope of work on other contracts in comparison to the prior-year quarter.
•	Higher Education sales increased for both print and digital product, driven by strong new publication lists at all four imprints, new digital offerings to support print sales, improved sales coverage in key regions and higher enrollments in the current academic year.
o	Key titles contributing to the third quarter performance included McConnell, Economics, 18/e, Shier, Hole’s Human Anatomy and Physiology, 12/e, Lucas, The Art of Public Speaking, 10/e, Saladin, Anatomy and Physiology, 5/e, Garrison, Managerial Accounting, 13/e and Mader, Biology, 10/e.

o	Digital growth was driven by the continued success of the Homework Management product line, which included new releases on the improved and enhanced Connect platform.
•	Sales in the professional market declined versus the prior-year quarter as book sales reflected the continuing weakness in the retail environment. Digital subscriptions had a favorable impact on the results for the quarter.
•	International sales decreased for the quarter, with strong demand for higher education products across most markets offset by lower school sales in some regions as well as softness in professional sales and the unfavorable impact of foreign exchange.

•	Operating margin declined primarily due to decreased revenues partially offset by a decline in selling and general expenses. Operations benefited from ongoing cost-saving initiatives and lower operating expenses related to decreased sales.
•	The third quarter of 2008 included reductions in incentive compensation expense, as further described in the “Consolidated Review” section of this Managements Discussion and Analysis of Financial Condition and Results of Operations.
•	During the third quarter of 2008, the McGraw-Hill Education segment incurred a pre-tax restructuring charge of $5.4 million consisting of employee severance costs related to the reduction of approximately 90 positions.
•	Foreign exchange rates had an unfavorable impact on revenue and operating profit of $11.4 million and $4.9 million, respectively.
Industry Highlights and Outlook
•	The total available state new adoption market in 2009 is currently estimated at between $500 million and $510 million, a reduction from earlier estimates. This compares with approximately $980 million in 2008. The revised 2009 estimate reflects lower purchasing rates in Florida and California due to state budget constraints as well as the impact of other announced adoption postponements.
•	Total U.S. PreK-12 enrollment for 2009-2010 is estimated at approximately 56 million students, up 0.2% from 2008-2009, according to the National Center for Education Statistics.
•	The year’s key adoption opportunities are K-8 reading and math in California, K-12 reading in Georgia, K-12 science in Tennessee, K-12 social studies in Indiana, K-5 math in North Carolina, and 6-12 reading/literature in Florida. The Florida adoption was originally expected to offer one of the year’s largest markets, but earlier in the year the state relaxed regulations that would have required districts to buy new literature programs, giving them flexibility to spend their instructional materials funds for other purposes. As a result, industry sales in Florida have fallen far short of projections. Similarly, local adoption activity in California dropped sharply in July following the enactment of a new fiscal-year budget together with measures suspending the requirement that districts purchase new basal materials within two years of their approval by the state. Absent that change, districts would have been required to complete purchasing of K-8 math in 2009 and K-8 reading in 2010.
•	Despite the reduction in the overall California market, SEG’s K-5 reading and math programs have both been successful in securing available business there. Other successful state adoption campaigns have included science in Tennessee, social studies in Indiana, and math in South Carolina and Kentucky.
•	The U.S. Department of Education released the first round of incremental stimulus funding for IDEA programs (special education) and Title 1 programs (disadvantaged students) to the states in April, while the second round was released in late September. It does not appear that the first-round distribution had a strong impact on third-quarter instructional materials spending, partly because of the time required for the funding to make its way to the local districts and then through the districts’ decision-making processes and partly because the initial funding was urgently needed in many districts to retain teaching positions for the fall and meet other expenses not covered by reduced state budget allocations. More of the first-round funding, together with a greater proportion of second-round funding, should reach the instructional materials market in the fourth quarter and in 2010. The states have received first- and second-round distributions from the State Fiscal Stabilization Fund (“SFSF”) on varying schedules depending on the approval dates of their educational spending plans, and because each plan is different it is very difficult to assess their impact on the market in 2009.
•	According to statistics compiled by the Association of American Publishers (“AAP”), total net basal and supplementary sales of elementary and secondary instructional materials were down by 21.4% through August 2009 compared to the same period in 2008. Basal sales in adoption states and open territory for the industry decreased 26.1% compared to prior year. In the supplemental market, industry sales were up 2.2% versus prior year, the first indication that this market may be stabilizing after decreasing steadily over several years. Although it is too early to draw conclusions, the improvement could indicate that the steady sales growth of intervention materials is beginning to offset the continuing decline in demand for more traditional products. Stimulus funding may have contributed to this result, but the trend has been under way for some time as schools increasingly implement programs designed to help them meet their No Child Left Behind (“NCLB”) performance improvement goals.
•	Reference is made to the Risks and Uncertainties included in the “Consolidated Review” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Financial Services

	Third	%	Third
	Quarter	Increase /	Quarter
	2009	(Decrease)	2008

Revenue
Credit Market Services	$426,070	0.7%	$423,247
Investment Services	210,914	(7.6)%	228,211

Total revenue	$636,984	(2.2)%	$651,458

Operating profit	$256,183	(10.1)%	$285,052

% Operating margin	40.2%		43.8%

Revenue and Operating Profit
•	Revenue from Credit Market Services, which provides independent global credit ratings, credit risk evaluations, and ratings-related information and products, increased slightly. The revenue increase was mainly due to growth in corporate ratings, credit ratings-related information products such as RatingsXpress and RatingsDirect and other credit risk solutions products. The revenue increase was reduced by continued weakness in structured finance and the impact of foreign exchange rates.
o	Growth in U.S. and European corporate industrial debt issuance and to a lesser extent in European sovereign and U.S. residential mortgage-backed securities (“RMBS”) contributed to our revenue increase at Credit Market Services. Partially offsetting these increases were declines in issuance of both U.S. and European asset-backed securities (“ABS”) and collateralized debt obligations (“CDO”), which were affected by continued weakness in global market conditions.

o	Ratings-related information products increased driven by year-over-year growth in customer demand.

o	Revenue derived from our non-transaction related sources includes surveillance fees, annual contracts, subscription, and rating fees earned relating to cancelled transactions (“breakage fees”). For the third quarter of 2009, our non-transaction related revenue decreased slightly compared to the third quarter of 2008 primarily as the result of lower breakage fees. Our non-transaction related revenue represented 70.0% of total Credit Market Services revenue for the third quarter of 2009 compared to 71.6% for the third quarter of 2008. The decrease of our non-transaction related revenue as a proportion of total Credit Market Services revenue is attributable to the increase in transaction related revenue during the third quarter of 2009.
•	Revenue from Investment Services, which provides comprehensive value-added financial data, information, indices and research, decreased in the quarter. The revenue decline was a result of the reductions in investment research products, index services and the impact of foreign exchange rates. Our overall revenue decrease was mitigated by growth in our Capital IQ business.
o	The decrease in investment research products was impacted by the divestiture of Vista Research Inc. in May 2009 as well as by the expiration of the Independent Equity Research (IER) settlement at the end of July. Despite the expiration of the IER settlement, we have signed contracts with some of the large banks to continue providing research for their customers.

o	Index services decreased due to reductions in index license fees relating to both exchange-traded and over-the-counter derivatives.

o	The number of Capital IQ clients at September 30, 2009 increased 10.5% from the prior year and 7.5% from December 31, 2008.
•	The third quarter of 2008 included reductions in incentive compensation expense, as further described in the “Consolidated Review” section of this Managements Discussion and Analysis of Financial Condition and Results of Operations.

•	During the third quarter of 2008, our Financial Services segment incurred a pre-tax restructuring charge of $4.1 million consisting primarily of employee severance costs related to the reduction of approximately 40 positions.
•	Foreign exchange rates had an unfavorable impact on 2009 revenue and operating profit of $10.1 million and $3.1 million, respectively.
Issuance Volumes
We monitor issuance volumes as an indicator of trends in transaction revenue streams within Credit Market Services. The following tables depict changes in issuance levels as compared to prior year, based on Thomson Financial, Harrison Scott Publications and Standard & Poor’s internal estimates. In the U.S., revenue was adversely impacted by the declines in issuance volumes of structured finance products. Although issuance volumes in Europe were up in total, revenue was adversely impacted by the asset class mix of those transactions.

	Third Quarter
	Compared to Prior Year
Structured Finance	U.S.	Europe
Residential Mortgage-Backed Securities (RMBS)	138.3%	150.5%
Commercial Mortgage-Backed Securities (CMBS)	*	162.5%
Collateralized Debt Obligations (CDO)	-98.8%	-74.0%
Asset-Backed Securities (ABS)	-20.7%	-46.6%

Total New Issue Dollars (Structured Finance)	-23.2%	30.8%

*	No issuance in this asset class in the prior year
•	Challenging market conditions and weak investor demand continued to restrict issuance in the structured finance markets in the U.S. and Europe.
•	RMBS and CMBS issuance comparisons reflect the very low level of issuance in the prior year. U.S. RMBS issuance growth resulted from the continued restructuring of existing mortgage-backed securities (re-REMIC issuance). European RMBS issuance increased in the third quarter mainly due to the increased issuance of covered bonds resulting from the beginning of the European Central Bank’s covered bond stimulus program. Covered bonds are mortgage-backed securities that provide funding to commercial banks through secured debt instruments collateralized by a pool of residential mortgage loans that remain on the issuer’s balance sheet. The European Central Bank intends to purchase up to EUR 60 billion of covered bonds for the period July 2009 to June 2010.
•	Modest increases in U.S. CMBS issuance compares to no issuance in the prior year. The growth in CMBS issuance in Europe reflects the very low levels of issuance in the prior year. Both the US and European CMBS markets continue to lack liquidity.
•	Both the U.S. and European CDO markets continue to experience lack of investor demand and relatively illiquid secondary trading markets.
•	Although U.S. ABS issuance decreased compared to the prior year, the U.S. market continues to benefit from the Term Asset-Backed Liquidity Facility (“TALF)”, created by the U.S. Federal Reserve Bank and declining credit spreads. In contrast, ABS issuance in Europe remains at relatively low levels.

	Third Quarter
	Compared to Prior Year
Corporate Issuance	U.S.	Europe
High Yield Issuance	491.3%	226.2%
Investment Grade	63.3%	36.8%

Total New Issue Dollars (Corporate)	92.7%	39.8%

•	Although high yield issuance comparisons reflect very low issuance levels in the prior year for both the U.S. and European markets, the current period reflects very strong issuance, in terms of par value and number of transactions, especially compared to the levels typically experienced in a third quarter period. A substantial contraction in credit spreads facilitated issuance.

•	Both U.S. and European investment grade issuance continues to be robust with issuers seeking to increase their liquidity positions and to refinance both current and future maturing debt. Continued credit spread tightening provides an attractive financing environment for issuers.
•	Reference is made to the Risks and Uncertainties included in the “Consolidated Review” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Industry Highlights and Outlook
Through the third quarter of 2009, the corporate bond market continued to build upon the momentum started in the first half of the year resulting from continued credit spread tightening thereby maintaining strong issuance levels. Global high yield grade corporate issuance experienced large gains as a greater number of high yield issuers accessed the market and issued larger dollar amounts of debt. However, the structured finance market continues to experience liquidity issues. In Europe and the U.S., the CDO and CMBS markets continue to be illiquid with very little new issuance and secondary market trading volume. The U.S. RMBS and European RMBS markets have benefited in the short-term from increased re-REMIC and covered bond issuance respectively, but the longer term outlook for these markets remain uncertain as it is dependent upon a recovery in the respective housing markets. The current conditions in the global financial markets have resulted from challenged credit markets, financial difficulties experienced by several financial institutions and shrinking investor confidence in the capital markets. It is possible that these market conditions and global issuance levels in structured finance, particularly CMBS and CDO, could persist through 2009.
The U.S. ABS market has benefited in the short-term from the TALF program implemented by the U.S. Federal Reserve Bank. Also, the U.S. Treasury is preparing to implement Public Private Investment Partnership (“PPIP”), which is designed to increase demand for existing legacy RMBS and CMBS. In addition, during the third quarter of 2009, the European Central Bank began to purchase euro-denominated covered bonds to provide stimulus to this market. Although several governments and central banks around the globe have implemented measures in an attempt to provide additional liquidity to the global credit markets, it is still too early to determine the long-term effectiveness of these measures.
Regulatory Environment
The following amends the disclosure in the Legal and Regulatory Environment disclosure for the Financial Services segment in our Annual Report on Form 10-K for the year ended December 31, 2008.
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
In April 2009, the new SEC rules described in our 2008 Annual Report on Form 10-K went into effect. The new rules address a broad range of issues, including disclosure and management of conflicts related to the issuer-pays model, prohibitions against analysts accepting gifts or making “recommendations” when rating a security, and limitations on analyst participation in fee discussions. Under the new rules, additional records of all rating actions must be created, retained and made public, including a sampling of rating histories for issuer-paid ratings (this rule became effective in August 2009). Also, records must be kept of material deviations in ratings assigned from model outputs as well as complaints about analysts’ performance. The new rules require more disclosure of performance statistics and methodologies and a new annual report by NRSROs of their rating actions to be provided confidentially to the SEC. In September 2009, the SEC approved additional rules requiring more disclosure of rating histories and information underlying structured finance transactions. On April 23, 2009, the European Parliament and Council approved legislation entitled Regulation of Credit Rating Agencies. Formal adoption and publication of the legislation is expected in the Fall of 2009. The effective date for rating agencies to be in compliance is expected to be mid-2010.
We have reviewed the new laws, regulations and rules which have been adopted and have implemented, or are planning to implement, changes as required. We do not believe that such new laws, regulations or rules will have a materially adverse effect on our financial condition or results of operations. Other laws, regulations and rules relating to credit rating agencies are being considered by local, national, foreign and multinational bodies and are likely to continue to be considered in the future. The impact on us of the adoption of any such laws, regulations or rules remains uncertain.
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
Legal Proceedings
See Footnote 12 — Commitments and Contingencies to our Consolidated Financial Statements for legal proceedings disclosure that amends the disclosure in our Annual Report for the year ended December 31, 2008.
Information & Media

	Third	%	Third
	Quarter	(Decrease)/	Quarter
	2009	Increase	2008

Revenue
Business-to-Business	$219,768	(8.7)%	$240,696
Broadcasting	19,136	(23.6)%	25,035

Total revenue	$238,904	(10.1)%	$265,731

Operating profit	$29,540	29.3%	$22,847

% Operating margin	12.4%		8.6%

Revenue and Operating Profit
•	Business-to-Business Group revenue decline was primarily driven by advertising weakness across all of our media properties and reduced sales of our automotive studies. Partially offsetting these declines was an increase in our global energy and other commodities products and services.
o	Current economic weakness continues to drive declines in the automotive industry, softness in advertising and decreases in the construction market.

o	According to the Publishers Information Bureau (“PIB”), BusinessWeek’s advertising pages in the global edition for the third quarter were down 29.3% with a comparable number of issues year to year for PIB purposes and for revenue recognition purposes.

o	Global commodities products related to oil, natural gas and power experienced growth as the continued volatility in crude oil and other commodity prices drove the continued need for market information.

o	During the first quarter of 2009, J.D. Power and Associates began transitioning a number of syndicated studies to an online service platform. This resulted in $5.4 million of revenue and $2.6 million of operating profit that would have been recognized in the third quarter to be deferred and will be recognized over the service period.
•	Broadcasting revenue decreased due to reductions in both base and political advertising, primarily due to economic weakness in key markets and to 2009 being a non-political election year.
•	On October 13, 2009, we entered into an agreement to divest BusinessWeek, which is part of our Information & Media segment. This business was selected for divestiture as it no longer fit within our strategic plans. The transaction is expected to close during the fourth quarter of 2009 and is projected to result in a pre-tax gain of $9.3 million ($5.9 million after tax or $0.02 per diluted share).
•	The third quarter of 2008 included reductions in incentive compensation expense, as further described in the “Consolidated Review” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•	The Information & Media segment’s operating profit comparison was favorably impacted by a pre-tax restructuring charge that reduced operating profit by $13.9 million during the third quarter of 2008 consisting primarily of employee severance costs related to the reduction of approximately 140 positions.
•	Foreign exchange rates had an immaterial impact on revenue and a $1.7 million favorable impact on operating profit.
Industry Highlights and Outlook
•	In the third quarter of 2009, the dollar value of total U.S. construction starts was down 26% against the same period of the prior year. Most of the decline was due to a 22% decrease in residential building activity, as well as a 32% decrease in non-residential construction from lower commercial and manufacturing building activities, while non-building construction was down 21%.
•	According to the PIB, advertising pages for all consumer magazine publications were down 27% in the third quarter of 2009 compared to 2008.
•	In the third quarter of 2009, the dollar value of total U.S. light vehicle sales was down 8% on a 10% decline in total sales volume against the same period of the prior year. The Government’s CARS scrappage program drove less incentive spending and boosted sales volume in July and August, which benefited both the dollar value and sales volume. Economic factors also showed signs of improvement from the second quarter of 2009.
•	Reference is made to the Risks and Uncertainties included in the “Consolidated Review” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Results of Operations – Comparing Nine Months Ended September 30, 2009 and 2008
Consolidated Review
Revenue and Operating Profit

	Nine		Nine
	Months	%	Months
	2009	Decrease	2008

Revenue	$4,489,290	(9.1)%	$4,939,637
Operating profit*	$1,053,418	(15.4)%	$1,245,750

% Operating margin	23.5%		25.2%

*	Operating profit is income before taxes on income, interest expense and corporate expense.
•	For the nine months ended September 30, 2009, revenue and operating profit declined for all three operating segments.
o	McGraw-Hill Education revenue and operating profit declined 12.4% and 27.4%, respectively, primarily due to lower state adoption sales at our School Education Group. Reduced potential in the state new adoption market and reduced spending in the open territory occurred as schools tightened their budgets in response to the continuing decline of state and local tax revenues in most regions.

o	Financial Services revenue and operating profit declined 5.4% and 10.3%, respectively. Declines were largely due to continued weakness in structured finance and investment research products. These declines were partially mitigated by growth in corporate ratings, credit-ratings related information products such as RatingsExpress and RatingsDirect, other credit risk solutions products and growth in our Capital IQ business.

o	Information & Media revenue and operating profit declined 9.7% and 21.3%, respectively, driven by advertising weakness across all of our media properties and reduced sales in our automotive studies. Partially offsetting these declines was an increase in our global energy and other commodities products and services.

o	Foreign exchange rates had a $96.2 million unfavorable impact on revenue but had a $1.0 million favorable impact on operating profit.

•	Product revenue and expenses consist of the McGraw-Hill Education and the Information & Media segments, and represents educational and information products, primarily books, magazine circulations and syndicated study programs.
o	Product revenue decreased 12.4% or $259.8 million, primarily driven by lower state adoption sales and reduced spending in the open territory. Revenue was also impacted unfavorably by foreign exchange.

o	Product operating expenses decreased 3.6% or $33.2 million, primarily due to decreased sales, partially offset by an increase in amortization of prepublication costs of $6.8 million or 3.1% driven by timing of the adoption cycle.

o	Product selling and general expenses decreased 13.5% or $104.6 million, primarily due to ongoing cost saving initiatives.

o	Product margin decreased 400 basis points to 15.1% primarily due to the decline in revenues at our School Education Group and the unfavorable impact of foreign exchange.
▪	Revenue declines were partially offset by reduced expenses due to lower sales and cost saving initiatives.
•	Service revenue and expenses consist of the Financial Services segment, the service assessment contracts of the McGraw-Hill Education segment and the remainder of the Information & Media segment, primarily related to information-related services and advertising.
o	Service revenue decreased 6.7% or $190.6 million.
▪	The decrease was primarily due to continued weakness in structured finance, declines in investment research products, and advertising weakness across our media properties as well as the impact of foreign exchange rates.

▪	These declines were partially mitigated by growth in corporate ratings, credit-ratings related information products such as RatingsXpress and RatingsDirect, other credit risk solutions products, growth in our Capital IQ business and growth in our global energy and other commodities services.
o	Service operating expenses decreased 7.0% or $70.1 million, primarily due to cost reduction initiatives.

o	Service selling and general expenses decreased 4.5% or $42.5 million, primarily due to the benefit of cost reduction initiatives.

o	Service margin decreased 70 basis points to 30.9% primarily due to cost saving initiatives at all three segments.
•	Total expenses decreased 6.9% or $258.3 million driven primarily by decreased sales and cost saving initiatives.
•	An increase in incentive compensation expense of $39.6 million impacted our operating profit comparisons. The increase is attributable to the reversals in 2008 of stock-based compensation for multiple grant years and of other incentive compensation to reflect our projected payouts. Incentive compensation increases are as follows:
o	McGraw-Hill Education — $5.5 million

o	Financial Services — $20.4 million

o	Information & Media — $1.0 million

o	Corporate — $12.7 million
•	On October 13, 2009, we entered into an agreement to divest BusinessWeek, which is part of our Information & Media segment. This business was selected for divestiture as it no longer fit within our strategic plans. The transaction is expected to close during the fourth quarter of 2009 and is projected to result in a pre-tax gain of $9.3 million ($5.9 million after tax or $0.02 per diluted share).
•	In May 2009, we sold our Vista Research, Inc. business which was part of the Financial Services segment. During the nine months ended September 30, 2009, we recognized a pre-tax loss of $13.8 million ($8.8 million after-tax or $0.03 per diluted share), recorded as other loss. This business was selected for divestiture, as it no longer fit within our strategic plans. This divestiture will enable the Financial Services segment to focus on its core business of providing independent research, ratings, data indices and portfolio services. The impact of this divestiture on comparability of results is immaterial.
•	During 2009, we initiated a restructuring plan that included a realignment of select business operations within the McGraw-Hill Education segment to further strengthen their position in the market by creating a market focused organization that enhances its ability to address the changing needs of their customers. Additionally, we continued to implement restructuring plans related to a limited number of our business operations to contain costs and mitigate the impact of the current and expected future economic conditions. We recorded a pre-tax restructuring charge of $24.3 million, consisting primarily of employee severance costs related to a workforce reduction of approximately 550 positions. In addition, during 2009, we revised our estimate for previously recorded restructuring charges and reversed approximately $9.1 million. The net pre-tax charge recorded was $15.2 million ($9.7 million after-tax, or $0.03 per diluted share).
•	During 2008, we restructured a limited number of our business operations to contain costs and mitigate the impact of economic conditions. We incurred a pre-tax restructuring charge of $47.1 million ($29.4 million after-tax, or $0.09 per diluted share), which consisted primarily of severance costs related to a workforce reduction of approximately 670 positions.
•	Net interest expense decreased 5.4% to $56.9 million primarily due to a decrease in interest expense on commercial paper borrowings.
•	For the nine months ended September 30, 2009 and 2008, the effective tax rate was 36.4% and 37.0%, respectively. We expect the effective tax rate to be at 36.4% for the remainder of the year absent the impact of events such as intervening audit settlements, changes in federal, state or foreign law and changes in the geographical mix of our pre-tax income. The effective tax rates include the impact of the adoption of FASB ASC 810-10-65-1 which requires separate presentation of noncontrolling interests on our financial statements. This resulted in a change to the calculated effective tax rate for both the current and prior periods.
•	Net income for the first nine months of 2009 decreased 17.6% or $120.4 million. Diluted earnings per common share decreased 15.5% to $1.80 from $2.13 in 2008.
•	Effective January 1, 2009, we adopted FASB ASC 810-10-65-1 which establishes accounting and reporting standards for any noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. FASB ASC 810-10-65-1 clarifies that a noncontrolling interest in a subsidiary should be reported as a component of equity in the consolidated financial statements and requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interests. Certain prior year amounts have been reclassified for comparability purposes in accordance with the requirements of FASB ASC
810-10-65-1.
Risks and Uncertainties
•	In the McGraw-Hill Education segment, the weakening global economy has resulted in declines in discretionary spending which have impacted our results of operations.
•	In the Financial Services segment, difficulties in the credit markets and shrinking investor confidence in the capital markets have resulted in a significant decline in global debt issuance which has impacted our results of operations in Credit Market Services.
•	In the Information & Media segment, the general weakening of the economy has resulted in declines in advertising and consumer and business spending.
Segment Review
McGraw-Hill Education

	Nine		Nine
	Months	%	Months
	2009	Decrease	2008

Revenue
School Education Group	$962,485	(19.8)%	$1,200,461
Higher Education, Professional and International	905,347	(2.8)%	931,893

Total revenue	$1,867,832	(12.4)%	$2,132,354

Operating profit	$242,554	(27.4)%	$334,132

% Operating margin	13.0%		15.7%

Revenue and Operating Profit
•	Revenue and operating profit for the McGraw-Hill Education segment reflect the seasonal nature of our educational publishing operations, with the first quarter being the least significant and the third quarter being the most significant.
•	SEG revenue declined driven primarily by lower state adoption sales. Reduced potential in the state new adoption market and reduced spending in the open territory occurred as schools tightened their budgets in response to the continuing decline of state and local tax revenues in most regions.
o	K-12 basal sales declined significantly in the adoption states. In 2008, SEG realized strong sales of K-5 reading in Florida, K-8 math and science in California, K-5 math in Texas, and various subjects in smaller states such as Alabama. The 2009 state new adoption market was expected to be smaller because Texas was not scheduled to buy new materials and because other states, including Alabama, planned to adopt in categories offering less revenue potential for the industry. The biggest opportunities were expected to be offered by 6-12 literature in Florida and K-8 reading and math in California, but economic problems have sharply limited 2009 purchasing in both states.

o	K-12 sales in the open territory declined to a lesser extent, as reduced opportunities in many parts of the country were partially offset by gains over the prior year in areas such as Illinois, where SEG’s secondary products captured a strong share of the state’s annual textbook purchasing program and contributed significantly to nine-month results.

o	K-12 supplementary sales also declined, with strong growth in intervention products being offset by lower demand for backlist products, many of which are being phased out.

o	Non-custom or “shelf” testing declined for all product lines, led by declines for the TerraNova line of norm-referenced assessments.

o	Formative assessment increased, driven by new adoptions, renewals, and expanded implementations of SEG’s successful Acuity program.

o	Custom testing declined due to a California contract that is ending and declines in the scope of work on other contracts in comparison to the prior year.
•	Higher Education sales increased for both print and digital product, driven by strong new publication lists at all four imprints, new digital offerings to support print sales, improved sales coverage in key regions and higher enrollments in the current academic year.
o	Key titles contributing to the nine-month performance included McConnell, Economics, 18/e, Lucas, The Art of Public Speaking, 10/e, Shier, Hole’s Essentials of Human Anatomy and Physiology, 10/e, Saladin, Anatomy and Physiology, 5/e, and Sanderson, Computers in the Medical Office, 6/e.

o	Digital growth was driven by the continued success of the Homework Management product line, which included new releases on the improved and enhanced Connect platform.
•	Sales in the professional market declined versus the prior year as book sales decreased due to continuing weakness in the retail environment. Digital subscriptions had a favorable impact on the nine-month results.
•	International sales decreased for the nine months ended September 30, 2009, with strong demand for higher education products across most markets offset by lower school sales in some regions, by softness in professional sales related to economic conditions, and by the unfavorable impact of foreign exchange.
•	Operating margin declined primarily due to decreased revenues partially offset by a decline in selling and general expenses. Operations benefited from ongoing cost-saving initiatives and lower operating expenses related to decreased sales.
•	2008 included reductions in incentive compensation expense, as further described in the “Consolidated Review” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
•	During 2009, the McGraw-Hill Education segment initiated a restructuring plan that included a realignment of select business operations within the segment to further strengthen their position in the market by creating a market focused organization that enhances its ability to address the changing needs of their customers. The restructuring charge consisted primarily of employee severance costs related to the reduction of approximately

340 positions. In addition, during 2009, the McGraw-Hill Education segment reversed accruals for previously recorded restructuring charges due to revised estimates. The net pre-tax restructuring charge recorded was $11.6 million. During 2008, the McGraw-Hill Education segment incurred a pre-tax restructuring charge of $13.9 million consisting of employee severance costs related to the reduction of approximately 240 positions.
•	Foreign exchange rates had a $34.8 million unfavorable impact on revenue and an immaterial impact on operating profit for the nine months ended September 30, 2009.
Industry Highlights and Outlook
•	The total available state new adoption market in 2009 is currently estimated at between $500 million and $510 million, a reduction of earlier estimates. This compares with approximately $980 million in 2008. The revised 2009 estimate reflects lower purchasing rates in Florida and California due to state budget constraints as well as the impact of other announced adoption postponements. This estimate is dependent on several still to be determined fiscal year 2010 education budgets in key states, including California, as well as the impact of the federal stimulus funding on instructional materials purchasing.
•	Total U.S. PreK-12 enrollment for 2009-2010 is estimated at approximately 56 million students, up 0.2% from 2008-2009, according to the National Center for Education Statistics.
•	The year’s key adoption opportunities are K-8 reading and math in California, K-12 reading in Georgia, K-12 science in Tennessee, K-12 social studies in Indiana, K-5 math in North Carolina, and 6-12 reading/literature in Florida. The Florida adoption was originally expected to offer one of the year’s largest markets, but earlier in the year the state relaxed regulations that would have required districts to buy new literature programs, giving them flexibility to spend their instructional materials funds for other purposes. As a result, industry sales in Florida have fallen far short of projections. Similarly, local adoption activity in California dropped sharply in July following the enactment of a new fiscal-year budget together with measures suspending the requirement that districts purchase new basal materials within two years of their approval by the state. Absent that change, districts would have been required to complete purchasing of K-8 math in 2009 and K-8 reading in 2010.
•	Despite the reduction in the overall California market, SEG’s K-5 reading and math programs have both been successful in securing available business there. Other successful state adoption campaigns have included science in Tennessee, social studies in Indiana, and math in South Carolina and Kentucky.
•	The U.S. Department of Education released the first round of incremental stimulus funding for IDEA programs (special education) and Title 1 programs (disadvantaged students) to the states in April, while the second round was released in late September. It does not appear that the first-round distribution had a strong impact on third-quarter instructional materials spending, partly because of the time required for the funding to make its way to the local districts and then through the districts’ decision-making processes and partly because the initial funding was urgently needed in many districts to retain teaching positions for the fall and meet other expenses not covered by reduced state budget allocations. More of the first-round funding, together with a greater proportion of second-round funding, should reach the instructional materials market in the fourth quarter and in 2010. The states have received first- and second-round distributions from the State Fiscal Stabilization Fund (“SFSF”) on varying schedules depending on the approval dates of their educational spending plans, and because each plan is different it is very difficult to assess their impact on the market in 2009.
•	According to statistics compiled by the Association of American Publishers (“AAP”), total net basal and supplementary sales of elementary and secondary instructional materials were down by 21.4% through August 2009 compared to the same period in 2008. Basal sales in adoption states and open territory for the industry decreased 26.1% compared to prior year. In the supplemental market, industry sales were up 2.2% versus prior year, the first indication that this market may be stabilizing after decreasing steadily over several years. Although it is too early to draw conclusions, the improvement could indicate that the steady sales growth of intervention materials is beginning to offset the continuing decline in demand for more traditional products. Stimulus funding may have contributed to this result, but the trend has been under way for some time as schools increasingly implement programs designed to help them meet their No Child Left Behind (“NCLB”) performance improvement goals.
•	Reference is made to the Risks and Uncertainties included in the “Consolidated Review” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Financial Services

	Nine		Nine
	Months	%	Months
	2009	Decrease	2008

Revenue
Credit Market Services	$1,274,824	(6.2)%	$1,358,457
Investment Services	646,102	(4.0)%	672,779

Total revenue	$1,920,926	(5.4)%	$2,031,236

Operating profit	$764,130	(10.3)%	$852,246

% Operating margin	39.8%		42.0%

Revenue and Operating Profit
•	Credit Market Services revenue decreased as a result of declines in structured finance and the impact of foreign exchange rates. These declines were partially mitigated by revenue increases in corporate industrial ratings, credit ratings-related information products such as RatingsXpress and RatingsDirect and other credit risk solutions products.
o	Declines in issuance across all structured finance asset classes other than U.S. residential mortgage-backed securities (“RMBS”) and European CMBS contributed to our revenue declines. These declines were partially offset by revenue increases in U.S. and European corporate industrial issuance.

o	Growth in our information products was driven by increased customer demand for value-added solutions.

o	Revenue derived from non-transaction related sources includes surveillance fees, annual contracts, subscription, and rating fees earned relating to cancelled transactions (“breakage fees”). For the nine months ended September 30, 2009, our non-transaction related revenue decreased slightly compared to the nine months ended September 30, 2008 primarily as the result of lower breakage fees. Non-transaction related revenue represented 69.7% of total Credit Market Services revenue for the nine months ended September 30, 2009 compared to 67.3% for the nine months ended September 30, 2008. The increase of our non-transaction related revenue as a proportion of total Credit Market Services revenue is attributable to the decline in transaction related revenue during the nine months ended September 30, 2009.
•	Investment Services revenue decreased as a result of the declines in investment research products and the impact of foreign exchange rates. These declines were partially mitigated by growth in our Capital IQ business.
o	The decrease in investment research products was impacted by the expiration of the Independent Equity Research (IER) settlement at the end of July. Despite the expiration of the IER settlement, we have signed contracts with some of the large banks to continue providing research for their customers.

o	In May 2009, the Vista Research Inc. business was divested. For the nine months ended September 30, 2009, a pre-tax loss of $13.8 million ($8.8 million after-tax or $0.03 per diluted share) was recognized. This divestiture will enable the Financial Services segment to focus on its core business of providing independent research, ratings, data indices and portfolio services. The impact of this divestiture on comparability of results is immaterial.

o	The number of Capital IQ clients at September 30, 2009 increased 10.5% from the prior year and 7.5% from December 31, 2008.
•	2008 included reductions in incentive compensation expense, as further described in the “Consolidated Review” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
•	During 2009, the Financial Services segment incurred a restructuring charge consisting of employee severance costs related to the reduction of approximately 85 positions which, net of reversal of accruals for previously recorded restructuring charges due to revised estimates, resulted in a pre-tax benefit of $0.4 million. During the first nine months of 2008, the Financial Services segment incurred a pre-tax restructuring charge of $19.3 million consisting primarily of employee severance costs related to the reduction of approximately 290 positions.
•	Foreign exchange rates had a $59.9 million unfavorable impact on revenue and a $7.3 million unfavorable impact on operating profit.
Issuance Volumes
We monitor issuance volumes as an indicator of trends in transaction revenue streams within Credit Market Services. The following tables depict changes in issuance levels as compared to prior year, based on Thomson Financial, Harrison Scott Publications and Standard & Poor’s internal estimates. Revenue was adversely impacted by the declines in issuance volumes of structured finance products in both the U.S. and Europe.

	Year-to-Date
	Compared to Prior Year
Structured Finance	U.S.	Europe
Residential Mortgage-Backed Securities (RMBS)	63.8%	-62.0%
Commercial Mortgage-Backed Securities (CMBS)	-76.5%	23.4%
Collateralized Debt Obligations (CDO)	-83.1%	-95.5%
Asset-Backed Securities (ABS)	-47.8%	-64.6%

Total New Issue Dollars (Structured Finance)	-44.3%	-69.6%

•	Both CDO and CMBS asset classes continue to experience lack of investor demand and relatively illiquid secondary trading markets in both the U.S. and Europe. Although Europe CMBS issuance experienced a gain compared to last year, only a few new transactions have been consummated in the current year.
•	Strong issuance of U.S. RMBS reflects the increased restructuring of existing mortgage-backed securities (re-REMIC issuance). European RMBS issuance decreased as it did not experience similar re-REMIC activity.
•	ABS issuance has declined as consumers continue to deleverage resulting in lower consumer loan balances to securitize.

	Year-to-Date
	Compared to Prior Year
Corporate Issuance	U.S.	Europe
High Yield Issuance	150.8%	25.6%
Investment Grade	1.4%	27.3%

Total New Issue Dollars (Corporate)	9.8%	27.2%

•	Corporate debt issuance was higher in the U.S. and Europe resulting from issuers seeking to increase their liquidity positions and to refinance maturing debt, both current and future maturities. Tighter credit spreads created a more attractive financing environment for issuers and investors became more comfortable buying lower-rated bonds.
•	U.S. high yield issuance experienced large gains from the same period of the prior year as high yield grade companies took advantage of investors’ growing appetite for higher yield and the need to refinance.
•	Reference is made to the Risks and Uncertainties included in the “Consolidated Review” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Industry Highlights and Outlook
Through the third quarter of 2009, the corporate bond market continued to build upon the momentum started in the first half of 2009 and maintained strong issuance levels. Global high yield grade corporate issuance experienced large gains as a greater number of high yield issuers accessed the market and issued larger dollar amounts of debt. However, the structured finance market continues to experience liquidity issues. In Europe and the U.S., the CDO and CMBS markets continue to be illiquid with very little new issuance and secondary market trading volume. The U.S. RMBS and European RMBS markets have benefited in the short-term from increased re-REMIC and covered bond issuance respectively, but the longer term outlook for these markets remain uncertain as it is dependent upon a recovery in the respective housing markets. The current conditions in the global financial markets have resulted from challenged credit markets, financial difficulties experienced by several financial institutions and shrinking investor confidence in the capital markets. It is possible that these market conditions and global issuance levels in structured finance, particularly CMBS and CDO, could persist through 2009.
The U.S. ABS market has benefited in the short-term from the TALF program implemented by the U.S. Federal Reserve Bank. Also, the U.S. Treasury is preparing to implement Public Private Investment Partnership (“PPIP”), which is designed to increase demand for existing legacy RMBS and CMBS. In addition, during the third quarter of 2009, the European Central Bank began to purchase euro-denominated covered bonds to provide stimulus to this market. Although several governments and central banks around the globe have implemented measures in an attempt to provide additional liquidity to the global credit markets, it is still too early to determine the long-term effectiveness of these measures.
Regulatory Environment
The following amends the disclosure in the Legal and Regulatory Environment disclosure for the Financial Services segment in our Annual Report on Form 10-K for the year ended December 31, 2008.
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
In April 2009, the new SEC rules described in our 2008 Annual Report on Form 10-K went into effect. The new rules address a broad range of issues, including disclosure and management of conflicts related to the issuer-pays model, prohibitions against analysts accepting gifts or making “recommendations” when rating a security, and limitations on analyst participation in fee discussions. Under the new rules, additional records of all rating actions must be created, retained and made public, including a sampling of rating histories for issuer-paid ratings (this rule became effective in August 2009). Also, records must be kept of material deviations in ratings assigned from model outputs as well as complaints about analysts’ performance. The new rules require more disclosure of performance statistics and methodologies and a new annual report by NRSROs of their rating actions to be provided confidentially to the SEC. In September 2009, the SEC approved additional rules requiring more disclosure of rating histories and information underlying structured finance transactions. On April 23, 2009, the European Parliament and Council approved legislation entitled Regulation of Credit Rating Agencies. Formal adoption and publication of the legislation is expected in the Fall of 2009. The effective date for rating agencies to be in compliance is expected to be mid-2010.
We have reviewed the new laws, regulations and rules which have been adopted and have implemented, or are planning to implement, changes as required. We do not believe that such new laws, regulations or rules will have a materially adverse effect on our financial condition or results of operations. Other laws, regulations and rules relating to credit rating agencies are being considered by local, national, foreign and multinational bodies and are likely to continue to be considered in the future. The impact on us of the adoption of any such laws, regulations or rules remains uncertain.
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
Legal Proceedings
See Footnote 12 — Commitments and Contingencies to our Consolidated Financial Statements for legal proceedings disclosure that amends the disclosure in our Annual Report for the year ended December 31, 2008.

Information & Media

	Nine		Nine
	Months	%	Months
	2009	Decrease	2008

Revenue
Business-to-Business	$642,711	(8.3)%	$700,757
Broadcasting	57,821	(23.2)%	75,290

Total revenue	$700,532	(9.7)%	$776,047

Operating profit	$46,734	(21.3)%	$59,372

% Operating margin	6.7%		7.7%

Revenue and Operating Profit
•	Business-to-Business Group revenue decline was primarily driven by advertising weakness across all of our media properties and reduced sales of our automotive studies. Partially offsetting these declines was an increase in our global energy and other commodities products and services.
o	Current economic weakness continues to drive declines in the automotive industry, softness in advertising and decreases in the construction market.

o	According to the PIB, BusinessWeek’s advertising pages in the global edition for the nine-month period were down 34.7%, with two fewer issues year to year for PIB purposes and for revenue recognition purposes.

o	Global commodities products related to oil, natural gas and power experienced growth as the continued volatility in crude oil and other commodity prices drove the continued need for market information.

o	During the first quarter of 2009, J.D. Power and Associates began transitioning a number of syndicated studies to an online service platform. This resulted in $13.5 million of revenue and $7.8 million of operating profit that would have been recognized in the first nine months of 2009 to be deferred and will be recognized over the service period.
•	Broadcasting revenue decreased due to reductions in both base and political advertising, primarily due to economic weakness in key markets and to 2009 being a non-political election year.
•	On October 13, 2009, we entered into an agreement to divest BusinessWeek, which is part of our Information & Media segment. This business was selected for divestiture as it no longer fit within our strategic plans. The transaction is expected to close during the fourth quarter of 2009 and is projected to result in a pre-tax gain of $9.3 million ($5.9 million after tax or $0.02 per diluted share).
•	2008 included reductions in incentive compensation expense, as further described in the “Consolidated Review” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
•	During 2009, the Information & Media segment incurred a pre-tax restructuring charge that reduced operating profit by $4.0 million consisting primarily of employee severance costs related to the reduction of approximately 125 positions. During 2008, the Information & Media segment incurred a pre-tax restructuring charge that reduced operating profit by $13.9 million consisting of employee severance costs related to the reduction of approximately 140 positions.
•	Foreign exchange rates had a $1.5 million unfavorable impact on revenue and a $7.7 million favorable impact on operating profit.
Industry Highlights and Outlook
•	In the nine-month period, the dollar value of total U.S. construction starts was down 32% against the same period of the prior year. Most of the decline was due to a 38% decrease in residential building activity, as well as a 37% decrease in non-residential construction from lower commercial and manufacturing building activities, while non-building construction was down 17%.
•	According to the PIB, advertising pages for all consumer magazine publications were down 27% through September 2009 compared to the comparable year to date period in 2008.
•	In the nine-month period, the dollar value of total U.S. light vehicle sales was down 37% on a 38% decline in total sales volume against the same period of the prior year. Decreasing industry incentive spending in the third quarter helped to improve the dollar value slightly relative to total sales volume compared to last year.
•	Reference is made to the Risks and Uncertainties included in the “Consolidated Review” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Liquidity and Capital Resources
We continue to maintain a strong financial position. Our primary source of funds for operations is cash generated by operating activities. Our core businesses have been strong cash generators. Income and, consequently, cash provided from operations during the year are significantly impacted by the seasonality of our businesses, particularly educational publishing. This seasonality also impacts cash flow and related borrowing patterns as investments are typically made in the first half of the year to support the strong selling period that occurs in the third quarter. As a result, our cash flow is typically lower in the first half of the year and higher during the third and fourth quarters. Debt financing is used as necessary for seasonal fluctuations in working capital, for acquisitions and share repurchases. Cash and cash equivalents were $957.3 million at September 30, 2009, an increase of $485.6 million from December 31, 2008 and consist of domestic cash and cash held abroad. Typically, cash held outside the United States is anticipated to be utilized to fund international operations or to be reinvested outside of the United States, as a significant portion of our opportunities for growth in the coming years are expected to be abroad.
Cash Flow
Operating Activities: Cash provided by operations was $896.4 million for the first nine months of 2009, as compared to $713.9 million during the same period in 2008. The increase in cash from operating activities from the prior year is primarily the result of decreases in incentive compensation payments as well as decreases in inventory purchases.
As of September 30, 2009, accounts receivable (before reserves) increased $126.3 million from the prior year-end, primarily due to the seasonality of the Education business offset by strong cash collections during the first nine months of 2009. This compares to a $138.7 million increase in the first nine months of 2008. The number of days sales outstanding for operations have decreased by 1 day year over year, primarily due to strong cash collections across all of our segments. Inventories decreased by $31.7 million from the end of 2008. This compares to a $74.1 million increase during the first nine months of 2008. The decrease in inventory purchases over the prior year is primarily the result of the expected stronger adoption opportunities in 2008 compared with 2009.
Accounts payable and accrued expenses decreased by $71.1 million over the prior year-end primarily due to the decrease in performance based compensation payments in the first nine months of 2009 versus prior year. This decrease compares to a $291.4 million decrease in 2008.
Investing Activities: Cash used for investing activities was $167.4 million and $321.5 million in the first nine months of 2009 and 2008, respectively. The decrease from the prior year is primarily due to decreased investment in prepublication costs in the first nine months of 2009 as compared to 2008 due to the adoption cycle, decreased capital spending in the first nine months of 2009, the impact of acquisitions in the first nine months of 2008 and the impact of the disposition of Vista Research, Inc. in 2009.
Purchases of property and equipment totaled $32.6 million in the first nine months of 2009 compared with $66.4 million in 2008. For 2009, capital expenditures are expected to be approximately $75 million to $80 million and primarily relate to investment in our information technology data centers and other technology initiatives.
Net prepublication costs decreased $92.9 million from December 31, 2008 to $459.6 million, as amortization outpaced spending. Prepublication investment in the current year totaled $129.8 million as of September 30, 2009, $67.5 million less than the same period in 2008. Prepublication investment for 2009 is expected to be approximately

$200 million, reflecting new product development in light of the significant adoption opportunities in key states in 2010 and beyond.
Financing Activities: Cash used for financing activities was $269.8 million through September 30, 2009 compared to $292.9 million in 2008. The difference is primarily attributable to a reduction in share repurchases, partially offset by a reduction in borrowings of commercial paper and reduced stock option exercises in the first nine months of 2009. In the first nine months of 2009, we have not repurchased any shares. In the first nine months of 2008, cash was utilized to repurchase approximately 10.5 million shares for $434.1 million on a settlement date basis. An additional 0.4 million shares were repurchased in the third quarter of 2008 for $13.1 million, which settled in October 2008. Shares repurchased under the repurchase program were used for general corporate purposes, including the issuance of shares for stock compensation plans and to offset the dilutive effect of the exercise of employee stock options.
There were no commercial paper borrowings outstanding at September 30, 2009. Commercial paper borrowings outstanding at September 30, 2008 totaled $307.1 million, with an average interest rate and average term of 2.5% and 9 days. The size of our total commercial paper program remains $1.2 billion and is supported by the revolving credit agreement described below.
On September 12, 2008 we closed on a revolving credit facility agreement totaling $1.15 billion collectively (the “credit facility”) to replace the previous $1.2 billion five-year credit facility that was to expire on July 20, 2009. The $1.15 billion credit facility consisted of two separate tranches, a $383.3 million 364-day facility and a $766.7 million 3-year facility. A syndicate of fourteen banks led by JP Morgan and Bank of America participated in the credit facility. The previous credit facility was cancelled after the new credit facility became effective.
On August 14, 2009 we entered into a new $433.3 million 364-day revolving credit facility (the “new 364-day facility”) which replaces our existing $383.3 million 364-day credit agreement entered into on September 12, 2008. The previous credit facility was cancelled after the new 364-day facility became effective.
The combined credit facility now totals $1.2 billion and consists of two separate tranches, a $433.3 million 364-day facility that will terminate on August 13, 2010 and a $766.7 million 3-year facility that will terminate on September 12, 2011. We pay a commitment fee of 12.5-37.5 basis points for the new 364-day facility and a commitment fee of 10-20 basis points for the 3-year facility, depending upon our credit rating, whether or not amounts have been borrowed. At our current credit rating, the commitment fee is 12.5 basis points for the new 364-day facility and 10 basis points for the 3-year facility. The interest rate on borrowings under the credit facility is, at our option, based on (i) a spread over the prevailing London Inter-Bank Offer Rate (“LIBOR”) that is based on our credit rating (“LIBOR loans”) or (ii) on the higher of (a) the prime rate, which is the rate of interest publicly announced by the administrative agent (b) 0.5% plus the Federal funds rate, or (c) LIBOR plus 1% (“ABR loans”). The interest rate spread on LIBOR loans is calculated by multiplying the current 30 business day average of the CDX 5-year investment grade index by a percentage, ranging from 75-150% for the new 364-day facility and from 50-100% for the 3-year facility. At our current credit rating, the borrowing rate would be 75% of this index on the new 364-day facility and 50% on the 3-year facility, with a minimum spread of 0.75% on the new 364-day facility and 0.5% on the 3-year facility.
We have the option at the termination of the new 364-day facility to convert any revolving loans outstanding into term loans for an additional year. Term loans can be LIBOR loans or ABR loans and would carry an additional spread of 1.0%.
The credit facilities contain certain covenants. The only financial covenant requires that we not exceed indebtedness to cash flow ratio, as defined in the credit facilities, of 4 to 1. This covenant is similar to the previous credit agreements and has never been exceeded. There were no borrowings under either of the facilities as of September 30, 2009, December 31, 2008 and September 30, 2008.
We have the capacity to issue Extendible Commercial Notes (“ECNs”) of up to $240 million, provided that sufficient investor demand for ECNs exists. ECNs replicate commercial paper, except that we have an option to extend the note beyond its initial redemption date to a maximum final maturity of 390 days. However, if exercised, such an extension is at a higher reset rate, which is at a predetermined spread over LIBOR and is related to our commercial paper rating at the time of extension. As a result of the extension option, no backup facilities for these borrowings are required. As is the case with commercial paper, ECNs have no financial covenants. There were no

ECN borrowings outstanding as of September 30, 2009 and September 30, 2008. In the current credit environment, the ECN market is not available and we have no plans to utilize this market.
On April 19, 2007, we signed a promissory note with one of our providers of banking services to enable us to borrow additional funds, on an uncommitted basis, from time to time to supplement our commercial paper and ECN borrowings. The specific terms (principal, interest rate and maturity date) of each borrowing governed by this promissory note are determined on the borrowing date of each loan. These borrowings have no financial covenants. There were no promissory note borrowings outstanding as of September 30, 2009 and September 30, 2008. In the current credit environment, the market for these instruments is currently not available and we have no plans to utilize them in the short-term.
On January 1, 2009, we transferred most of Standard & Poor’s U.S. properties and assets from a division to a newly-formed, wholly-owned subsidiary (“S&P subsidiary”). This reorganization was initiated to address future operational and financial conditions, and will not affect the ongoing conduct of Standard & Poor’s businesses, including the credit ratings business.
In conjunction with this reorganization, a series of supplemental agreements were executed. They include a supplemental indenture for our $1.2 billion senior notes (three tranches of $400 million due in 2012, 2017 and 2037), amendments to our $1.15 billion credit agreement entered into on September 12, 2008, amendments to the commercial paper issuing and paying agency agreement (with JP Morgan Chase) and amended and restated commercial paper dealer agreements (with JP Morgan Chase, Morgan Stanley and Bank of America/Merrill Lynch). All of these agreements and amendments provide that the new S&P subsidiary will guarantee the senior notes issued pursuant to the indenture, amounts borrowed under the credit agreement and the commercial paper.
On January 31, 2007, the Board of Directors approved an additional stock repurchase program (the “2007 program”) authorizing the repurchase of up to 45.0 million shares, which was approximately 12.7% of the total shares of our outstanding common stock at that time. The repurchased shares are used for general corporate purposes, including the issuance of shares for stock compensation plans and to offset the dilutive effect of the exercise of employee stock options. Purchases under this program were made from time to time on the open market and in private transactions depending on market conditions. We did not repurchase any shares during the first nine months of 2009. At September 30, 2009, authorization for the repurchase of 17.1 million shares remained under the 2007 program.
On January 28, 2009, the Board of Directors approved an increase in the quarterly common stock dividend from $0.22 to $0.225 per share.
Quantitative and Qualitative Disclosure about Market Risk
We are exposed to market risk from changes in foreign exchange rates. We have operations in various foreign countries. For most international operations, the functional currency is the local currency. For international operations that are determined to be extensions of the Parent Company, the U.S. dollar is the functional currency. For hyper-inflationary economies, the functional currency is the U.S. dollar. In the normal course of business, these operations are exposed to fluctuations in currency values. We do not generally enter into derivative financial instruments in the normal course of business, nor are such instruments used for speculative purposes. We have no such instruments outstanding at this time.
We typically have naturally hedged positions in most countries from a local currency perspective with offsetting assets and liabilities. The gross amount of our foreign exchange balance sheet exposure from operations is $170.8 million as of September 30, 2009. Management has estimated using an undiversified average value-at-risk analysis with a 95% confidence level that the foreign exchange gains and losses should not exceed $31.7 million over the next year based on the historical volatilities of the portfolio.
A portion of our net interest expense is sensitive to changes in the general level of U.S. and foreign interest rates. Based on average debt and investments outstanding over the past three months, the following is the projected annual impact on interest expense on current operations:

Percent change in interest rates	Projected annual pre-tax impact on
(+/-)	operations (millions)
1%	$5.8

Recently Issued Accounting Standards
See Footnote 14.
Since the date of the Annual Report, there have been no other material changes to our critical accounting policies.

“Safe Harbor” Statement Under the Private Securities Litigation Reform Act of 1995
This section, as well as other portions of this document, includes certain forward-looking statements about our businesses and our prospects, new products, sales, expenses, tax rates, cash flows, prepublication investments and operating and capital requirements. Such forward-looking statements include, but are not limited to: the strength and sustainability of the U.S. and global economy; the duration and depth of the current recession; Educational Publishing’s level of success in 2009 adoptions and in open territories and enrollment and demographic trends; the level of educational funding; the strength of School Education including the testing market, Higher Education, Professional and International publishing markets and the impact of technology on them; the level of interest rates and the strength of the economy, profit levels and the capital markets in the U.S. and abroad; the level of success of new product development and global expansion and strength of domestic and international markets; the demand and market for debt ratings, including collateralized debt obligations (“CDO”), residential and commercial mortgage and asset-backed securities and related asset classes; the continued difficulties in the credit markets and their impact on Standard & Poor’s and the economy in general; the regulatory environment affecting Standard & Poor’s; the level of merger and acquisition activity in the U.S. and abroad; the strength of the domestic and international advertising markets; the strength and the performance of the domestic and international automotive markets; the volatility of the energy marketplace; the contract value of public works, manufacturing and single-family unit construction; the level of political advertising; and the level of future cash flow, debt levels, manufacturing expenses, distribution expenses, prepublication, amortization and depreciation expense, income tax rates, capital, technology, restructuring charges and other expenditures and prepublication cost investment.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We have no material changes to the disclosure made on this matter in our report on Form 10-K for the year ended December 31, 2008. Please see Item 2 of this Form 10-Q for additional market risk disclosures.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed with the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure.
As of September 30, 2009, an evaluation was performed under the supervision and with the participation of management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the U.S. Securities Exchange Act of 1934). Based on that evaluation, management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2009.

Other Matters
There have been no changes in our internal controls over financial reporting during the most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II
Other Information
Item 1. Legal Proceedings
See Footnote 12 — Commitments and Contingencies to our Consolidated Financial Statements for legal proceedings disclosure that amends the disclosure in our Annual Report for the year ended December 31, 2008.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On January 31, 2007 the Board of Directors approved a new stock repurchase program authorizing the purchase of up to 45.0 million shares, which was approximately 12.7% of the total shares of our outstanding common stock at that time. During the third quarter of 2009, we did not repurchase any shares under the 2007 repurchase program. As of September 30, 2009, 17.1 million shares remained available under the 2007 repurchase program. The repurchase program has no expiration date. The repurchased shares may be used for general corporate purposes, including the issuance of shares for stock compensation plans and to offset the dilutive effect of the exercise of employee stock options. Purchases under this program may be made from time to time on the open market and in private transactions, depending on market conditions.

Item 6. Exhibits
(3)	By-Laws of the Company, as amended through September 30, 2009, incorporated by reference from Form 8-K filed September 30, 2009.

(10.2)	364-Day Credit Agreement, dated as of August 14, 2009, among the Company, S&P, the lenders listed therein, JPMorgan Chase Bank, N.A., as administrative agent and Bank of America, N.A., as syndication agent, incorporated by reference from Form 8-K filed August 19, 2009.

(15)	Letter on Unaudited Interim Financials

(31.1)	Quarterly Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Quarterly Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Quarterly Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101.INS)*	XBRL Instance Document

(101.SCH)*	XBRL Taxonomy Extension Schema

(101.CAL)*	XBRL Taxonomy Extension Calculation Linkbase

(101.LAB)*	XBRL Taxonomy Extension Label Linkbase

(101.PRE)*	XBRL Taxonomy Extension Presentation Linkbase

(101.DEF)*	XBRL Taxonomy Extension Definition Linkbase

*	Furnished, not filed

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MCGRAW-HILL COMPANIES, INC.
Date: October 27, 2009	By	/s/ Robert J. Bahash
Robert J. Bahash
Executive Vice President and Chief Financial Officer

Date: October 27, 2009	By	/s/ Kenneth M. Vittor
Kenneth M. Vittor
Executive Vice President and General Counsel

Date: October 27, 2009	By	/s/ Emmanuel N. Korakis
Emmanuel N. Korakis
Senior Vice President and Corporate Controller