Form 10-K
period 2009-12-31
MCGRAW-HILL COMPANIES INC
filed 2010-02-24
CIK 64040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 1-1023
THE MCGRAW-HILL COMPANIES, INC.
(Exact name of registrant as specified in its charter)

New York	13-1026995

State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

1221 AVENUE OF THE AMERICAS, NEW YORK, N.Y. (Address of principal executive offices)	10020 (Zip Code)
Registrant’s telephone number, including area code (212) 512-2000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock — $1 par value	New York Stock Exchange
Securities registered pursuant to section 12(g) of the Act:
NONE

(Title of class)

(Title of class)
     Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☑ Yes     ☐ No
     Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes     ☑ No
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes     ☐ No
     Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). ☑ Yes     ☐ No
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12-b-2 of the Exchange Act. (Check one):

☑ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer (Do not check if a smaller reporting company)	☐ Smaller reporting company
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12-b-2 of the Act). ☐ Yes     ☑ No
     The aggregate market value of voting stock held by non-affiliates of the Registrant as of the last business day of the second fiscal quarter ended June 30, 2009, was $9,476,022,642, based on the closing price of the common stock as reported on the New York Stock Exchange of $30.11 per common share. For purposes of this calculation, it is assumed that directors, executive officers and beneficial owners of more than 10% of the registrant outstanding stock are affiliates.
     The number of shares of common stock of the Registrant outstanding as of February 12, 2010 was 315,689,313 shares.
     Part I, Part II and Part III incorporate information by reference from the Annual Report to Shareholders for the year ended December 31, 2009. Part III incorporates information by reference from the definitive proxy statement mailed to shareholders March 19, 2010 for the annual meeting of shareholders to be held on April 28, 2010.

PART I

Item	Page
1. Business	1
1a. Risk Factors	3
1b. Unresolved Staff Comments	6
2. Properties	7
3. Legal Proceedings	8
4. Submission of Matters to a Vote of Security Holders	9
Executive Officers of the Registrant	9
PART II
5. Market for the Registrant’s Common Stock and Related Stockholder Matters and Issuer Purchases of Equity Securities	10
6. Selected Financial Data	10
7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
7a. Quantitative and Qualitative Disclosure about Market Risk	10
8. Consolidated Financial Statements and Supplementary Data	10
9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	10
9a. Controls and Procedures	10
9b. Other Information	12
PART III
10. Directors and Executive Officers of the Registrant	12
11. Executive Compensation	12
12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	12
13. Certain Relationships and Related Transactions	13
14. Principal Accounting Fees and Services	13
PART IV
15. Exhibits and Financial Statement Schedules	13
Index to Financial Statements, Financial Statement Schedules and Exhibits	14
Supplementary Schedule	15
Signatures	16
Exhibit Index and Exhibits	19
EX-10.3
EX-10.8
EX-10.12
EX-10.14
EX-10.16
EX-10.24
EX-10.25
EX-10.26
EX-10.27
EX-10.28
EX-10.30
EX-10.32
EX-10.34
EX-10.39
EX-12
EX-13
EX-21
EX-23
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I
Item 1.	Business
The McGraw-Hill Companies, Inc. (the Registrant or the Company) is a leading global information services provider serving the education, financial services, and business information markets with a wide range of information products and services. Business information markets include energy, automotive, construction, aerospace and defense. We serve our customers through a broad range of distribution channels, including printed books, magazines and newsletters, online via Internet Websites and digital platforms, through wireless and traditional on-air broadcasting, and through a variety of conferences and trade shows.
Education
Our McGraw-Hill Education segment is one of the premier global educational publishers. This segment operates in the elementary and high school (“el-hi”), college and university, professional, international and adult education markets.
•	In the el-hi market, we sell textbooks (print and digital versions), supplemental materials and provide assessment and reporting services. The market for textbooks consists of adoption states, which are states that provide educational funding to school districts for specific programs based on adoption calendars, and open territory states, which are states that do not follow adoption calendars.
•	This market is influenced strongly by the size and timing of state adoption opportunities and the availability of funds in adoption states and in the open territory.
•	The total state new adoption market is expected to increase from approximately $500 million in 2009 to between $925 million and $975 million in 2010. According to the Association of American Publishers (“AAP”) statistics through December 2009, basal and supplemental sales in the adoption states and open territory declined 13.8% versus the prior year.
•	In the college and university market, and the international market, we sell textbooks and other resources to higher education institutions. This market is affected by enrollments, higher education funding and the number of courses available to students.
•	Enrollments in degree-granting higher education institutions are projected to rise 13% to 20.6 million by 2018, according to the National Center for Educational Statistics.

•	Online enrollments have continued to grow at rates in excess of the total higher education school population.

•	Foreign student enrollments at American higher education institutions, for the second year in a row, increased to record numbers per the Institute of International Education.

•	The economic recession and related weak job market is leading more individuals to seek additional education and training. In 2009, this trend was strengthened by provisions in the American Recovery and Reinvestment Act that raised the maximum Pell Grant award available to eligible students and increased the tax credit allowable to students or their families for college tuition and other defined expenses.

•	Internationally, postsecondary enrollments are also increasing in many regions, notably in India and China.
Financial Services
Our Financial Services segment operates under the Standard & Poor’s brand. This segment provides services to investors, corporations, governments, financial institutions, investment managers and advisors globally. The segment and the markets it serves are impacted by interest rates, the state of global economies, credit quality and investor confidence. The Financial Services segment consists of two operating groups: Credit Market Services and Investment Services.
•	Standard & Poor’s provides independent credit ratings, credit risk evaluations, and credit ratings-related information and products. This operating group also provides credit ratings-related information through its RatingsXpress and RatingsDirect products.
•	Credit ratings revenue is influenced by credit markets and issuance levels which are dependant upon many factors, including the general condition of the economy, interest rates, credit quality and spreads, and the level of liquidity in the financial markets.

•	Investment Services provides comprehensive value-added financial data, information, indices and research. Revenue at Investment Services is influenced by demand for company data and securities data as well as demand for investable products and trading volumes in the financial markets.
Information & Media
Our Information & Media segment includes business, professional and broadcast media, offering information, insight and analysis; and consists of two operating groups: the Business-to-Business Group (including such brands as J.D. Power and Associates, McGraw-Hill Construction, Platts and Aviation Week) and the Broadcasting Group, which operates nine television stations, four ABC affiliated and five Azteca America affiliated stations.
•	The segment’s business is driven by the need for information and transparency in a variety of industries, and to a lesser extent, by advertising revenue.
Our 21,077 employees are located worldwide. They perform the vital functions of analyzing the nature of changing demands for information and of channeling the resources necessary to fill those demands. By virtue of the numerous copyrights and licensing, trademark, and other agreements which are essential to such a business, we are able to collect, compile, and disseminate this information. Our books and magazines are printed by third parties. Our principal raw material is paper, and we have assured sources of supply, at competitive prices, adequate for our business needs.

Descriptions of our principal products, broad services and markets, and significant achievements are hereby incorporated by reference from Exhibit (13), pages 22 and 23, containing textual material of our 2009 Annual Report to Shareholders.

We have an investor kit available online and in print that includes the current (and prior years) Annual Report, Proxy Statement, Form 10-Qs, Form 10-K, all filings through EDGAR with the Securities and Exchange Commission, and the current earnings release. For online access go to www.mcgraw-hill.com/investor_relations and click on Digital Investor Kit. Requests for printed copies, free of charge, can be e-mailed to investor_relations@mcgraw-hill.com or mailed to Investor Relations, The McGraw-Hill Companies, Inc., 1221 Avenue of the Americas, New York, NY 10020-1095. You can call Investor Relations toll free at 866-436-8502. International callers may dial 212-512-2192.

We have adopted a Code of Ethics for our Chief Executive Officer and Senior Financial Officers that applies to our chief executive officer, chief financial officer, and chief accounting officer. To access such code, go to the Corporate Governance section of our Investor Relations Web site at www.mcgraw-hill.com/investor_relations. Any waivers that may in the future be granted from such Code will be posted at such Web site address. In addition to our Code of Ethics for the Chief Executive Officer and Senior Financial Officers noted above, the following topics may be found on our Web site at the above Web site address:
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
You may also read and copy materials that we have filed with the Securities and Exchange Commission (“SEC”) at the SEC’s public reference room located at 450 Fifth Street, N.W., Room 1024, Washington, D.C. 20549. Please call the Commission at 1-800-SEC-0330 for further information on the public reference room. In addition, our filings with the Commission are available to the public on the Commission’s Web site at www.sec.gov. Several years of SEC filings are also available on our Investor Relations Web site. Go to www.mcgraw-hill.com/investor_relations and click on the SEC Filings link.

Certifications

We have filed the required certifications under Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits (31.1) and (31.2) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. In addition we have filed the required certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as Exhibit (32) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. After the 2010 Annual Meeting of Shareholders, we intend to file with the New York Stock Exchange (“NYSE”) the CEO certification regarding our compliance with the NYSE’s corporate governance listing standards as required by NYSE rule 303A.12. Last year, we filed this CEO certification with the NYSE on April 30, 2009.

Information as to Operating Segments

The relative contribution of our operating segments and our subsidiaries to operating revenue, operating profit, long-lived assets and geographic information for the three years ended December 31, 2009, are included in Exhibit (13), on pages 65 to 67 in our 2009 Annual Report to Shareholders and is hereby incorporated by reference.
Item 1a.	Risk Factors

We are providing the following cautionary statements which identify all known material risks, uncertainties and other factors that could cause our actual results to differ materially from historical and expected results.

We operate in the educational publishing, financial services and information & media markets. Certain risk factors are applicable to individual markets while other risk factors are applicable company-wide.

Company-wide Risk Factors

Our ability to grow is dependent on a number of factors including the following:

Introduction of new products, services or technologies could impact our profitability
•	We operate in highly competitive markets that continue to change to adapt to customer needs. In order to maintain a competitive position, we must continue to invest in new offerings and new ways to deliver our products and services.
•	These investments may not be profitable or may be less profitable than what we have experienced historically.
•	We could experience threats to our existing businesses from the rise of new competitors due to the rapidly changing environment within which we operate.

•	We rely on our information technology environment and certain critical databases, systems and applications to support key product and service offerings. We believe we have appropriate policies, processes and internal controls to ensure the stability of our information technology, provide security from unauthorized access to our systems and maintain business continuity, but our operating results may be adversely impacted by unanticipated system failures or data corruption.
A significant increase in operating costs and expenses could have a material adverse effect on our profitability
•	Our major expenses include employee compensation and printing, paper, and distribution costs for product-related manufacturing.
•	We offer competitive salary and benefit packages in order to attract and retain the quality employees required to grow and expand our businesses. Compensation costs are influenced by general economic factors, including those affecting the cost of health insurance and postretirement benefits, and any trends specific to the employee skill sets we require.

•	We could experience changes in pension costs and funding requirements due to poor investment returns and/or changes in pension.

•	Paper prices fluctuate based on the worldwide demand and supply for paper in general and for the specific types of paper used by us. Our overall paper price increase is currently limited due to negotiated price reductions, long-term agreements, and short-term price caps for a portion of paper purchases that are not protected by long-term agreements.

•	Our books and magazines are printed by third parties and we typically have multi-year contracts for the production of books and magazines in order to reduce price fluctuations over the contract term.

•	We make significant investments in information technology data centers and other technology initiatives as well as significant investments in the development of programs for the el-hi market place. Although we believe we are prudent in our investment strategies and execution of our implementation plans, there is no assurance as to the ultimate recoverability of these investments.
Our ability to protect our intellectual property rights could impact our competitive position
•	Our products contain intellectual property delivered through a variety of media, including print, broadcast and digital. Our ability to achieve anticipated results depends in part on our ability to defend our intellectual property against infringement. Our operating results may be adversely affected by inadequate legal and technological protections for intellectual property and proprietary rights in some jurisdictions and markets.
Exposure to litigation could have a material effect on our financial position and results of operations
•	We are involved in legal actions and claims arising from our business practices, as discussed in the Management’s Discussion and Analysis section of our Annual Report to Shareholders, and face the risk that additional actions and claims will be filed in the future. Due to the inherent uncertainty of the litigation process, the resolution of any particular legal proceeding or change in applicable legal standards could have a material effect on our financial position and results of operations.
Risk of doing business abroad
•	As we continue to expand our operations overseas, we face the increased risks of doing business abroad, including inflation, fluctuation in interest rates and currency exchange rates, changes in applicable laws and regulatory requirements, export and import restrictions, tariffs, nationalization, expropriation, limits on repatriation of funds, civil unrest, terrorism, unstable governments and legal systems, and other factors. Adverse developments in any of these areas could cause actual results to differ materially from historical and/or expected operating results.
Risk Factors Specific to our Financial Services Segment

Changes in the volume of debt securities issued in domestic and/or global capital markets and changes in interest rates and other volatility in the financial markets could have a material impact on our results of operations
•	Unfavorable financial or economic conditions that either reduce investor demand for debt securities or reduce issuers’ willingness or ability to issue such securities could reduce the number and dollar volume of debt issuance for which Standard & Poor’s provides ratings services.

•	Increases in interest rates or credit spreads, volatility in financial markets or the interest rate environment, significant political or economic events, defaults of significant issuers and other market and economic factors may negatively impact the general level of debt issuance, the debt issuance plans of certain categories of borrowers, and/or the types of credit-sensitive products being offered.

•	A sustained period of market decline or weakness could have a material adverse effect on us.

•	Our results could be adversely affected because of public statements or actions by market participants, government officials and others who may be advocates of increased regulation, regulatory scrutiny or litigation.
Increased competition or regulation could result in a loss of market share or revenue
•	The markets for credit ratings as well as research, investment and advisory services are very competitive. Our Financial Services segment competes domestically and internationally on the basis of a number of factors, including quality of ratings, research and investment advice, client service, reputation, price, geographic scope, range of products and services, and technological innovation.

•	In addition, in some of the countries in which Standard & Poor’s competes, governments may provide financial or other support to locally-based rating agencies and may from time to time establish official credit rating agencies, credit ratings criteria or procedures for evaluating local issuers.

•	The financial services industry is subject to the potential for increasing regulation in the United States and abroad. The businesses conducted by our Financial Services segment are in certain cases regulated under the U.S. Credit Rating Agency Reform Act of 2006, Investment Advisers Act of 1940, the U.S. Securities Exchange Act of 1934, the National Association of Securities Dealers and/or the laws of the states or other jurisdictions in which they conduct business.
•	In the past several years the U.S. Congress, the Securities and Exchange Commission (“SEC”), the European Commission, through the Committee of European Securities Regulators (“CESR”) and the International Organization of Securities Commissions (“IOSCO”), a global group of securities commissioners, have been reviewing the role of rating agencies and their processes and the need for greater oversight or regulations concerning the issuance of credit ratings or the activities of credit rating agencies.

•	Local, national and multinational bodies have considered and adopted other legislation and regulations relating to credit rating agencies from time to time.
•	We do not believe that any such laws, regulations or rules will have a material adverse effect on our financial condition or results of operations.
•	Other laws, regulations and rules relating to credit rating agencies are being considered by local, national, foreign and multinational bodies and are likely to continue to be considered in the future. The impact on us of the adoption of any such laws, regulations or rules remains uncertain.

•	Additional information regarding rating agencies is provided in the Management’s Discussion and Analysis section of our 2009 Annual Report to Shareholders.
Consolidation of customers could impact our available markets and revenue growth
•	Our investment services businesses have a customer base which is largely comprised of members from the financial services industry. The current challenging business environment and the consolidation of customers resulting from mergers and acquisitions in the financial services industry can result in reductions in the number of firms and workforce which can impact the size of our customer base.
Risk Factors Specific to our McGraw-Hill Education Segment
Changes in educational funding could materially affect our education businesses
•	Our U.S. educational textbook and testing businesses may be adversely affected by changes in state educational funding as a result of changes in legislation, both at the federal and state level, changes in the state procurement process and changes in the condition of the local, state or U.S. economy.

•	While in the past few years the availability of state and federal funding for elementary and high school education had improved due to legislative mandates such as No Child Left Behind (“NCLB”) and Reading First, future changes in federal funding and the state and local tax base could create an unfavorable environment, leading to budget issues resulting in a decrease in educational funding.
Our education businesses operate in a cyclical environment
•	A significant portion of our sales are to customers in educational markets. Our School Education Group and the industry it serves are influenced strongly by the magnitude and timing of state adoption opportunities. Approximately 20 states currently use an adoption process to purchase textbooks. In the remaining states, known as “open territories”, textbooks are purchased independently by local districts or individual schools.

•	Our internal estimate indicates that the 2010 el-hi market overall is expected to increase 6% to 7%. In addition, despite the size of the market, there is no guarantee that we will be successful in the state new adoption market or in open territories.
Risk Factors Specific to our Information & Media Segment
Changes in the global advertising markets could materially impact our results
•	Although advertising is less than 5% of our revenue, advertising is still a significant source of revenue in our Information & Media segment. In general, demand for advertising tends to correlate with changes in the level of economic activity in the United States and in the markets we serve. In addition, world, national and local events may affect advertising demand.

•	Competition from other forms of media such as other magazines, broadcasters and Web sites, affects our ability to attract and retain advertisers.

Our broadcasting operations are subject to regulatory development that could affect their profitability
•	All television stations are subject to Federal Communications Commission (“FCC”) regulation. Television stations broadcast under licenses that are generally granted and renewed for a period of eight years. The FCC regulates television station operations in several ways, including, but not limited to, employment practices, political advertising, indecency and obscenity, sponsorship identification, children’s programming, issue-responsive programming, signal carriage, ownership, and engineering, transmissions, antenna and other technical matters.
Changes in the global automotive markets
•	Declines in the global automotive industry impacts our ability to sustain or grow our revenue streams associated with business intelligence to that market.
Item 1b.	Unresolved Staff Comments

None.

Item 2.	Properties
We lease office facilities at 241 locations: 122 are in the United States. In addition, we own real property at 21 locations, of which 11 are in the United States. Our principal facilities are as follows:

	Owned	Square
	or	Feet
Locations	Leased	(thousands)	Segment

Domestic

New York, NY
55 Water Street	Leased	1,071	Financial Services
2 Penn Plaza	Leased	478	Various Segments
1221 Avenue of the Americas	Leased	420	Corporate Headquarters
			Various Segments

Blacklick, OH
Book Distr. Ctr.	Owned	558	McGraw-Hill Education
Office	Owned	73	McGraw-Hill Education

Ashland, OH	Leased	602	McGraw-Hill Education

Groveport, OH	Leased	506	McGraw-Hill Education

Columbus, OH
Orion Place	Owned	171	McGraw-Hill Education
Easton Commons	Leased	69	McGraw-Hill Education

East Windsor, NJ	Owned
Office		333	Various Segments
Data Center		182	Various Segments
Warehouse		361	Vacant

Delran, NJ	Leased	108	McGraw-Hill Education

DeSoto, TX	Leased
Book Distr. Ctr.		382	McGraw-Hill Education
Assembly Plant		418	McGraw-Hill Education

Monterey, CA	Owned	215	McGraw-Hill Education

Westlake Village, CA	Leased	93	Information & Media

San Francisco, CA	Leased	53	Various Segments

San Diego, CA	Owned	43	Information & Media

Dubuque, IA
Chavenelle Drive	Leased	331	McGraw-Hill Education
Bell Street	Owned	139	McGraw-Hill Education

Chicago, IL	Leased	152	Various Segments

	Owned	Square
	or	Feet
Locations	Leased	(thousands)	Segment

Burr Ridge, IL	Leased	137	McGraw-Hill Education

Centennial, CO	Owned	132	Various Segments

Denver, CO	Owned	88	Information & Media

Indianapolis, IN
North Michigan Road	Leased	127	McGraw-Hill Education
81st Street	Leased	66	McGraw-Hill Education
North Meridian Street	Owned	54	Information & Media

Washington, DC	Leased	68	Various Segments

Norcross, GA	Leased	35	McGraw-Hill Education

Lake Mary, FL	Leased	58	McGraw-Hill Education

Troy, MI	Leased	54	Information & Media

Boston, MA	Leased	42	Financial Services

Foreign
Canary Wharf, England	Leased	266	Various Segments

Maidenhead, England	Leased	83	Various Segments

Wooburn, England	Leased	45	McGraw-Hill Education

Mexico City, Mexico	Leased	103	McGraw-Hill Education

Whitby, Canada	Owned
Office		94	McGraw-Hill Education
Book Distr. Ctr.		82	McGraw-Hill Education

Madrid, Spain	Leased	97	McGraw-Hill Education

Jurong, Singapore	Owned	91	McGraw-Hill Education

Singapore, Singapore	Leased	40	McGraw-Hill Education

Mumbai, India	Leased	190	Financial Services

New Delhi, India	Leased	52	McGraw-Hill Education

Frankfurt, Germany	Leased	39	Various Segments

Item 3.	Legal Proceedings
Incorporated herein by reference from Exhibit (13) from Footnote 15 from Notes to our Consolidated Financial Statements for the year ended December 31, 2009, included in our 2009 Annual Report to Shareholders.

Item 4.	Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of our security holders during the last quarter of the period covered by this Report.
Executive Officers of the Registrant

Name	Age	Position
Harold McGraw III	61	Chairman of the Board, President and Chief Executive Officer

Robert J. Bahash	64	Executive Vice President and Chief Financial Officer

Bruce D. Marcus	61	Executive Vice President and Chief Information Officer

David L. Murphy	64	Executive Vice President, Human Resources

D. Edward Smyth	60	Executive Vice President, Corporate Affairs and Executive Assistant to the Chairman, President and Chief Executive Officer

Charles L. Teschner, Jr.	49	Executive Vice President, Global Strategy

Kenneth M. Vittor	60	Executive Vice President and General Counsel
All of the above executive officers have been full-time employees and officers for more than five years except for Mr. Marcus, Mr. Smyth and Mr. Teschner.
Mr. Marcus, prior to becoming an officer on January 19, 2005, was Senior Vice President, Enterprise Systems, with responsibility for systems development across the Company. Prior to that, he was Vice President, Business Operations and Technology for Platts.
Mr. Smyth, prior to becoming an officer on February 17, 2009, served as Chief Administrative Officer and Senior Vice President of Corporate and Government Affairs for H.J. Heinz Company. Prior to joining Heinz, Mr. Smyth spent fifteen years as a senior Irish diplomat.
Mr. Teschner, prior to becoming an officer on March 23, 2009, served as Lead Partner and senior client officer at the consulting firm Booz Allen Hamilton, where he lived or worked in more than 20 countries and served on various management committees.

PART II
Item 5.	Market for the Registrant’s Common Stock and Related Stockholder Matters and Issuer Purchases of Equity Securities
On February 12, 2010, the closing price of our common stock was $34.17 per share as reported on the New York Stock Exchange. The approximate number of record holders of our common stock as of February 12, 2010 was 4,613.

	2009	2008
Dividends per share of common stock:
$0.225 per quarter in 2009	$0.90
$0.22 per quarter in 2008		$0.88
On January 31, 2007 the Board of Directors approved a stock repurchase program authorizing the purchase of up to 45 million shares, which was approximately 12.7% of the total shares of our outstanding common stock as of January 31, 2007. As of December 31, 2007, 28.0 million shares remained available under the 2007 repurchase program. In 2008, we repurchased 10.9 million shares. In 2009, we did not repurchase any shares under the 2007 repurchase program. As of December 31, 2009 and 2008, 17.1 million shares remained available under the 2007 repurchase program. The repurchase program has no expiration date. The repurchased shares may be used for general corporate purposes, including the issuance of shares in connection with the exercise of employee stock options. Purchases under this program may be made from time to time on the open market and in private transactions, depending on market conditions.
Information concerning the high and low stock price of our common stock on the New York Stock Exchange is incorporated herein by reference from Exhibit (13), from page 88 of the 2009 Annual Report to Shareholders.
A performance graph that compares our cumulative total shareholder return during the previous five years with a performance indicator of the overall market (i.e., S&P 500), and our peer group is incorporated herein by reference from Exhibit (13), from the inside cover of the 2009 Annual Report to Shareholders.
Item 6.	Selected Financial Data
Incorporated herein by reference from Exhibit (13), from the 2009 Annual Report to Shareholders, pages 86 and 87.
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Incorporated herein by reference from Exhibit (13), from the 2009 Annual Report to Shareholders, pages 22 to 54.
Item 7a.	Quantitative and Qualitative Disclosure about Market Risk
Incorporated herein by reference from Exhibit (13), from the 2009 Annual Report to Shareholders, page 52.
Item 8.	Consolidated Financial Statements and Supplementary Data
Incorporated herein by reference from Exhibit (13), from the 2009 Annual Report to Shareholders, pages 55 to 85.
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
As of December 31, 2009, an evaluation was performed under the supervision and with the participation of management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the U.S. Securities Exchange Act of 1934). Based on that evaluation, management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2009.
Management’s Annual Report on Internal Control Over Financial Reporting
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (Section 404) and as defined in Rules 13a-15(f) under the U.S. Securities Exchange Act of 1934, management is required to provide the following report on our internal control over financial reporting:
1. Management is responsible for establishing and maintaining adequate internal control over financial reporting.
2. Management has evaluated the system of internal control using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) framework. Management has selected the COSO framework for its evaluation as it is a control framework recognized by the SEC and the Public Company Accounting Oversight Board that is free from bias, permits reasonably consistent qualitative and quantitative measurement of our internal controls, is sufficiently complete so that relevant controls are not omitted and is relevant to an evaluation of internal controls over financial reporting.
3. Based on management’s evaluation under this framework, management has concluded that our internal controls over financial reporting were effective as of December 31, 2009. There are no material weaknesses in our internal control over financial reporting that have been identified by management.
4. Our independent registered public accounting firm, Ernst & Young LLP, has audited our consolidated financial statements for the year ended December 31, 2009, and has issued their reports on the financial statements and the effectiveness of internal controls over financial reporting. These reports are located on pages 83 and 84 of the 2009 Annual Report to Shareholders.

Other Matters
There have been no changes in our internal control over financial reporting during the most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9b.	Other Information
None.
PART III

Item 10.	Directors and Executive Officers of the Registrant
Incorporated herein by reference from our definitive proxy statement dated March 19, 2010 for the annual meeting of shareholders to be held on April 28, 2010.

Item 11.	Executive Compensation
Incorporated herein by reference from our definitive proxy statement dated March 19, 2010 for the annual meeting of shareholders to be held on April 28, 2010.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Incorporated herein by reference from our definitive proxy statement dated March 19, 2010 for the annual meeting of shareholders to be held April 28, 2010.
The following table details our equity compensation plans as of December 31, 2009:
Equity Compensation Plans’ Information

	(a)		(b)	(c)
				Number of securities
				remaining available
			Weighted-average	for future issuance
	Number of securities to		exercise price of	under equity
	be issued upon exercise		outstanding	compensation plans
	of outstanding options,		options, warrants	(excluding securities reflected
Plan Category	warrants and rights		and rights	in column (a))
Equity compensation plans approved by security holders	31,677,996		$38.88	19,220,293
Equity compensation plans not approved by security holders	0		0	0

Total	31,677,996	(1)	$38.88	19,220,293	(2) (3)

(1)	Included in this number are 31,406,183 shares to be issued upon exercise of outstanding options under our Stock Incentive Plans and 271,813 deferred units already credited but to be issued under the Director Deferred Stock Ownership Plan.

(2)	Included in this number are 264,466 shares reserved for issuance under the Director Deferred Stock Ownership Plan. The remaining 18,955,827 shares are reserved for issuance under the 2002 Stock Incentive Plan (the “2002 Plan”) for Performance Stock, Restricted Stock, Other Stock-Based Awards, Stock Options and Stock Appreciation Rights (“SARs”).

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

The 2002 Plan is also governed by certain share recapture provisions. The aggregate number of shares of stock available under the 2002 Plan for issuance are increased by the number of shares of stock granted as an award under the 2002 Plan or 1993 Employee Stock Incentive Plan (the “1993 Plan”)(other than stock option, SAR or 1993 Plan stock option awards) or by one-third of the number of shares of stock in the case of stock option, SAR or 1993 Plan stock option awards that are, in each case: forfeited, settled in cash or property other than stock, or otherwise not distributable under an award under the Plan; tendered or withheld to pay the exercise or purchase price of an award under the 2002 or 1993 Plans or to satisfy applicable wage or other required tax withholding in connection with the exercise, vesting or payment of, or other event related to, an award under the 2002 or 1993 Plan; or we repurchased with the option proceeds in respect of the exercise of a stock option under the 2002 or 1993 Plans.

Item 13.	Certain Relationships and Related Transactions
Incorporated herein by reference from our definitive proxy statement dated March 19, 2010 for the annual meeting of shareholders to be held April 28, 2010.

Item 14.	Principal Accounting Fees and Services
During the year ended December 31, 2009, Ernst & Young LLP audited the consolidated financial statements of the Registrant and its subsidiaries.
Incorporated herein by reference from our definitive proxy statement dated March 19, 2010 for the annual meeting of shareholders to be held April 28, 2010.
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

		The exhibits filed as part of this Annual Report on Form 10-K are listed in the Exhibit Index on pages 19 to 21, immediately preceding such Exhibits, and such Exhibit Index is incorporated herein by reference.

The McGraw-Hill Companies, Inc.
Index to Financial Statements,
Financial Statement Schedules and Exhibits

		Reference
	Form	Annual Report to
	10-K	Shareholders (page)
Data incorporated by reference from Annual Report to Shareholders:

Report of Management		82
Report of Independent Registered Public Accounting Firm		83
Report of Independent Registered Public Accounting Firm		84
Consolidated balance sheet at December 31, 2009 and 2008		56-57
Consolidated statement of income for each of the three years in the period ended December 31, 2009		55
Consolidated statement of cash flows for each of the three years in the period ended December 31, 2009		58
Consolidated statement of equity for each of the three years in the period ended December 31, 2009		59
Notes to consolidated financial statements		60-81
Quarterly financial information		85

Financial Statement Schedule:

Consolidated schedule for each of the three years in the period ended December 31, 2009

Schedule II — Reserves for doubtful accounts and sales returns		15
Consent of Independent Registered Public Accounting Firm		Exhibit 23
All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.
The financial statements listed in the above index which are included in the Annual Report to Shareholders for the year ended December 31, 2009 are hereby incorporated by reference in Exhibit (13). With the exception of the pages listed in the above index, the 2009 Annual Report to Shareholders is not to be deemed filed as part of Item 15 (a)(1).

The McGraw-Hill Companies, Inc.
Schedule II — Reserves for Doubtful Accounts and Sales Returns
(In thousands)

	Balance at			Balance
Additions/(deductions)	beginning	Charged		at end
	of year	to income	Deductions	of year
			(A)
Year ended 12/31/09
Allowance for doubtful accounts	$76,341	$31,635	$(33,783)	$74,193
Allowance for returns	192,344	9,573	—	201,917

	$268,685	$41,208	$(33,783)	$276,110

Year ended 12/31/08
Allowance for doubtful accounts	$70,586	$27,098	$(21,343)	$76,341
Allowance for returns	197,095	(4,751)	—	192,344

	$267,681	$22,347	$(21,343)	$268,685

Year ended 12/31/07
Allowance for doubtful accounts	$73,405	$14,991	$(17,810)	$70,586
Allowance for returns	188,515	8,580	—	197,095

	$261,920	$23,571	$(17,810)	$267,681

(A)	Accounts written off, less recoveries.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.
The McGraw-Hill Companies, Inc.
          Registrant

By:	/s/ Kenneth M. Vittor
Kenneth M. Vittor
Executive Vice President and General Counsel February 24, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on February 24, 2010 on behalf of Registrant by the following persons who signed in the capacities as set forth below under their respective names. Registrant’s board of directors is comprised of twelve members and the signatures set forth below of individual board members, constitute at least a majority of such board.

/s/ Harold W. McGraw III
Harold W. McGraw III
Chairman, President,
Chief Executive Officer, and
Director

/s/ Robert J. Bahash
Robert J. Bahash
Executive Vice President and
Chief Financial Officer

/s/ Emmanuel N. Korakis
Emmanuel N. Korakis
Senior Vice President and
Corporate Controller

/s/ Pedro Aspe
Pedro Aspe
Director

/s/ Sir Winfried F.W. Bischoff
Sir Winfried F.W. Bischoff
Director

/s/ Douglas N. Daft
Douglas N. Daft
Director

/s/ Linda Koch Lorimer
Linda Koch Lorimer
Director

/s/ Robert P. McGraw
Robert P. McGraw
Director

Hilda Ochoa-Brillembourg
Director

/s/ Sir Michael Rake
Sir Michael Rake
Director

/s/ Edward B. Rust, Jr.
Edward B. Rust, Jr.
Director

/s/ Kurt L. Schmoke
Kurt L. Schmoke
Director

/s/ Sidney Taurel
Sidney Taurel
Director

Exhibit Number	Exhibit Index
(3)	Certificate of Incorporation of Registrant, incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 1995 and Form 10-Q for the quarter ended June 30, 1998.

(3)	Amendment to Certificate of Incorporation of Registrant, incorporated by reference from Registrant’s Form 8-K filed April 27, 2005.

(3)	By-laws of Registrant, incorporated by reference from Registrant’s Form 8-K filed September 30, 2009.

(4.1)	Indenture dated as of November 2, 2007 between the Registrant, as issuer, and The Bank of New York, as trustee, incorporated by reference from Registrant’s Form 8-K dated November 2, 2007.

(4.2)	First Supplemental Indenture, dated January 1, 2009, between the Company and The Bank of New York Mellon, as trustee, incorporated by reference from Registrant’s Form 8-K dated January 1, 2009.

(10.1)	Form of Indemnification Agreement between Registrant and each of its directors and certain of its executive officers, incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 2004.

(10.2)*	Registrant’s Amended and Restated 1993 Employee Stock Incentive Plan, as amended and restated as of December 6, 2006, incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 2006.

(10.3)*	Amendment to Registrant’s Amended and Restated 1993 Employee Stock Incentive Plan, effective as of January 1, 2010.

(10.4)*	Registrant’s Amended and Restated 2002 Stock Incentive Plan, as amended and restated as of January 28, 2009, incorporated by reference from the Registrant’s Form 10-K for the fiscal year ended December 31, 2008.

(10.5)*	Form of Restricted Performance Share Terms and Conditions, incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 2004.

(10.6)*	Form of Restricted Performance Share Award, incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 2004.

(10.7)*	Form of Stock Option Award, incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 2004.

(10.8)*	Registrant’s Key Executive Short Term Incentive Compensation Plan, as amended effective as of July 28, 2009.

(10.9)*	Registrant’s Key Executive Short-Term Incentive Deferred Compensation Plan, as amended and restated as of January 1, 2008, incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 2007.

(10.10)*	Registrant’s Executive Deferred Compensation Plan, incorporated by reference from Registrant’s Form SE filed March 28, 1991 and in connection with Registrant’s Form 10-K for the fiscal year ended December 31, 1990.

(10.11)*	Registrant’s Management Severance Plan, as amended and restated as of January 1, 2008, incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 2007.

(10.12)*	Amendment to Registrant’s Management Severance Plan, effective as of January 1, 2010.

(10.13)*	Registrant’s Executive Severance Plan, as amended and restated as of January 1, 2008, incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 2007.

(10.14)*	Amendment to Registrant’s Executive Severance Plan, effective as of January 1, 2010.

(10.15)*	Registrant’s Senior Executive Severance Plan, as amended and restated as of January 1, 2008, incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 2007.

(10.16)*	Amendment to Registrant’s Senior Executive Severance Plan, effective as of January 1, 2010.

Exhibit Number	Exhibit Index
(10.17)	$766,666,666 Three-Year Credit Agreement dated as of September 12, 2008 among the Registrant, the lenders listed therein, and JP Morgan Chase Bank, as administrative agent, incorporated by reference from the Registrant’s Form 8-K dated September 12, 2008.

(10.18)	$383,333,333 364-Day Credit Agreement dated as of September 12, 2008, among the Registrant, the lenders listed therein, and JP Morgan Chase Bank, as administrative agent, incorporated by reference from the Registrant’s Form 8-K dated September 12, 2008.

(10.19)	First Amendment to 364-Day McGraw-Hill Credit Agreement, dated January 1, 2009, between the Registrant and JPMorgan Chase Bank, N.A., as administrative agent, incorporated by reference from Registrant’s Form 8-K dated January 1, 2009.

(10.20)	Joinder Agreement, dated January 1, 2009, between Standard & Poor’s Financial Services LLC and JPMorgan Chase Bank, N.A., as administrative agent, incorporated by reference from Registrant’s Form 8-K dated January 1, 2009.

(10.21)	First Amendment to Three-Year McGraw-Hill Credit Agreement, dated January 1, 2009, between the Registrant and JPMorgan Chase Bank, N.A., as administrative agent, incorporated by reference from Registrant’s Form 8-K dated January 1, 2009.

(10.22)	Joinder Agreement, dated January 1, 2009, between Standard & Poor’s Financial Services LLC and JPMorgan Chase Bank, N.A., as administrative agent, incorporated by reference from Registrant’s Form 8-K dated January 1, 2009.

(10.22A)	$433,333,333 364-Day Credit Agreement dated as of August 14, 2009 among the Registrant, as borrower, Standard & Poor’s Financial Services LLC, as guarantor, JPMorgan Chase Bank, N.A. as administrative agent, and Bank of America as syndication agent, as incorporated from Registrant’s Form 8-K dated August 14, 2009.

(10.23)*	Registrant’s Employee Retirement Plan Supplement, as amended and restated as of January 1, 2008, incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 2007.

(10.24)*	First Amendment to Employee Retirement Plan Supplement, effective as of January 1, 2009.

(10.25)*	Amendment to Employee Retirement Plan Supplement, effective as of January 1, 2010.

(10.26)*	Standard & Poor’s Employee Retirement Plan Supplement, as amended and restated as of January 1, 2008.

(10.27)*	Amendment to Standard & Poor’s Employee Retirement Plan Supplement, effective as of December 2, 2009.

(10.28)*	Amendment to Standard & Poor’s Employee Retirement Plan Supplement, effective as of January 1, 2010.

(10.29)*	Registrant’s 401(k) Savings and Profit Sharing Supplement, as amended and restated as of January 1, 2008, incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 2007.

(10.30)*	Amendment to Registrant’s 401(k) Savings and Profit Sharing Supplement, effective as of December 2, 2009.

(10.31)*	Registrant’s Management Supplemental Death and Disability Benefits Plan, as amended January 24, 2006, incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 2005.

(10.32)*	Amendment to Registrant’s Management Supplemental and Disability Benefits Plan, effective as of January 1, 2010.

(10.33)*	Registrant’s Senior Executive Supplemental Death, Disability & Retirement Benefits Plan, as amended and restated as of January 1, 2008, incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 2007.

(10.34)*	Amendment to Registrant’s Senior Executive Supplemental Death, Disability & Retirement Benefits Plan, effective as of January 1, 2010.

(10.35)*	Registrant’s Director Retirement Plan, incorporated by reference from Registrant’s Form SE filed March 29, 1990 in connection with Registrant’s Form 10-K for the fiscal year ended December 31, 1989.

(10.36)*	Resolutions Freezing Existing Benefits and Terminating Additional Benefits under Registrant’s Directors Retirement Plan, as adopted on January 31, 1996, incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 1996.

(10.37)*	Registrant’s Director Deferred Compensation Plan, as amended and restated as of January 1, 2008, incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 2007.

(10.38)*	Registrant’s Director Deferred Stock Ownership Plan, as amended and restated as of January 1, 2008, incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 2007.

(10.39)*	Amendment to Registrant’s Employee Retirement Plan Supplement, effective as of December 2, 2009.

Exhibit Number	Exhibit Index
(12)	Computation of ratio of earnings to fixed charges.

(13)	Registrant’s 2009 Annual Report to Shareholders. Such Report, except for those portions thereof which are expressly incorporated by reference in this Form 10-K, is furnished for the information of the Commission and is not deemed “filed” as part of this Form 10-K.

(21)	Subsidiaries of the Registrant.

(23)	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

(31.1)	Annual Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Annual Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Annual Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)	Amendment to Rights Agreement, dated as of July 27, 2005, by and between the Registrant and The Bank of New York, as Rights Agent, incorporated by reference from Form 8-A/A filed August 3, 2005.

*	These exhibits relate to management contracts or compensatory plan arrangements.