Form 10-Q
period 2010-03-31
MCGRAW-HILL COMPANIES INC
filed 2010-04-28
CIK 64040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
YES ☐     NO ☑
     On April 16, 2010 there were approximately 315.5 million shares of common stock (par value $1.00 per share) outstanding.

The McGraw-Hill Companies, Inc.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
of The McGraw-Hill Companies, Inc.
We have reviewed the consolidated balance sheet of The McGraw-Hill Companies, Inc., as of March 31, 2010, and the related consolidated statements of income for the three-month periods ended March 31, 2010 and 2009, and the consolidated statements of cash flows for the three-month periods ended March 31, 2010 and 2009. These financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of The McGraw-Hill Companies, Inc. as of December 31, 2009, and the related consolidated statements of income, equity, and cash flows for the year then ended, not presented herein, and in our report dated February 24, 2010, we expressed an unqualified opinion on those consolidated financial statements.
/s/ ERNST & YOUNG LLP
April 28, 2010

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
The McGraw-Hill Companies, Inc.
Consolidated Statements of Income

	Three Months Ended
	March 31,
(in thousands, except per share data)	2010	2009
	(Unaudited)
Revenue
Product	$310,822	$289,398
Service	879,568	858,809

Total revenue	1,190,390	1,148,207
Expenses
Operating-related
Product	172,983	174,273
Service	303,243	314,666

Operating-related expenses	476,226	488,939
Selling and general
Product	186,686	181,994
Service	301,285	309,317

Selling and general expenses	487,971	491,311
Depreciation	25,948	29,412
Amortization of intangibles	9,981	14,204

Total expenses	1,000,126	1,023,866

Income from operations	190,264	124,341
Interest expense – net	22,039	20,591

Income before taxes on income	168,225	103,750
Provision for taxes on income	61,234	37,765

Net income	106,991	65,985
Less: net income attributable to noncontrolling interests	(3,705)	(2,981)

Net income attributable to The McGraw-Hill Companies, Inc.	$103,286	$63,004

Earnings per common share:
Basic	$0.33	$0.20
Diluted	$0.33	$0.20

Average number of common shares outstanding:
Basic	313,372	312,017
Diluted	316,264	312,017

Dividend declared per common share	$0.235	$0.225
See accompanying notes to the Consolidated Financial Statements.

The McGraw-Hill Companies, Inc.
Consolidated Balance Sheets

	March 31,	December 31,	March 31,
(in thousands)	2010	2009	2009
	(Unaudited)		(Unaudited)
ASSETS
Current assets:
Cash and equivalents	$1,209,370	$1,209,927	$496,799
Short-term investments	25,140	24,602	—
Accounts receivable (net of allowance for doubtful accounts and sales returns)	766,467	969,662	832,339
Inventories	319,126	301,229	386,400
Deferred income taxes	289,524	278,414	281,275
Prepaid and other current assets	165,366	152,562	131,112

Total current assets	2,774,993	2,936,396	2,127,925

Prepublication costs (net of accumulated amortization)	465,245	460,843	567,212
Investments and other assets:
Assets for pension benefits	80,447	78,522	48,299
Deferred income taxes	22,694	24,072	61,022
Other	168,619	166,379	169,334

Total investments and other assets	271,760	268,973	278,655

Property and equipment – at cost	1,565,899	1,570,450	1,553,904
Less: accumulated depreciation	(1,007,092)	(990,654)	(957,250)

Net property and equipment	558,807	579,796	596,654

Goodwill and other intangible assets:
Goodwill – net	1,689,627	1,690,507	1,702,152
Indefinite-lived intangible assets	202,065	202,065	202,065
Copyrights – net	142,168	146,239	158,253
Other intangible assets – net	184,571	190,431	216,502

Net goodwill and other intangible assets	2,218,431	2,229,242	2,278,972

Total assets	$6,289,236	$6,475,250	$5,849,418

LIABILITIES AND EQUITY
Current liabilities:
Notes payable	$22	$22	$159,922
Accounts payable	293,373	301,828	275,457
Accrued royalties	30,953	114,157	31,409
Accrued compensation and contributions to retirement plans	285,136	450,673	294,150
Income taxes currently payable	16,550	17,086	19,234
Unearned revenue	1,117,448	1,115,357	1,087,269
Deferred gain on sale-leaseback	11,367	11,236	10,851
Other current liabilities	451,518	441,595	475,726

Total current liabilities	2,206,367	2,451,954	2,354,018
Other liabilities:
Long-term debt	1,197,835	1,197,791	1,197,656
Deferred income taxes	9,428	9,965	2,087
Liability for pension and other postretirement benefits	516,180	511,683	604,788
Deferred gain on sale-leaseback	144,936	147,838	156,345
Other non-current liabilities	229,505	226,842	228,540

Total other liabilities	2,097,884	2,094,119	2,189,416

Total liabilities	4,304,251	4,546,073	4,543,434

Commitments and contingencies (Note 12)
Equity :
Common stock	411,709	411,709	411,709
Additional paid-in capital	34,710	5,125	11,093
Retained income	6,551,841	6,522,613	6,062,946
Accumulated other comprehensive loss	(350,654)	(343,017)	(457,644)
Less: common stock in treasury – at cost	(4,746,810)	(4,749,143)	(4,792,898)

Total equity – controlling interests	1,900,796	1,847,287	1,235,206
Total equity – noncontrolling interests	84,189	81,890	70,778

Total equity	1,984,985	1,929,177	1,305,984

Total liabilities and equity	$6,289,236	$6,475,250	$5,849,418

See accompanying notes to the Consolidated Financial Statements.

The McGraw-Hill Companies, Inc.
Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,
(in thousands)	2010	2009
	(Unaudited)
Cash flows from operating activities
Net income	$106,991	$65,985
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	25,948	29,412
Amortization of intangibles	9,981	14,204
Amortization of prepublication costs	25,803	27,291
Provision for losses on accounts receivable	9,752	10,272
Net change in deferred income taxes	(10,808)	(2,174)
Stock-based compensation	8,337	7,830
Other	(1,821)	(1,348)
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	190,657	211,766
Inventories	(17,110)	(20,797)
Prepaid and other current assets	(26,897)	(19,862)
Accounts payable and accrued expenses	(253,527)	(265,577)
Unearned revenue	9,180	(7,725)
Other current liabilities	9,153	20,236
Net change in prepaid/accrued income taxes	12,304	1,608
Net change in other assets and liabilities	4,881	(3,990)

Cash provided by operating activities	102,824	67,131

Cash flows from investing activities
Investment in prepublication costs	(29,904)	(42,723)
Purchase of property and equipment	(7,623)	(8,025)
Disposition of property and equipment	5,085	31
Additions to technology projects	(4,021)	(1,711)
Change in short-term investments	(538)	—

Cash used for investing activities	(37,001)	(52,428)

Cash flows from financing activities
Additions to short-term debt – net	—	89,900
Dividends paid to shareholders	(74,058)	(70,851)
Exercise of stock options	22,168	—
Excess tax benefits from share-based payments	1,132	—

Cash (used for)/provided by financing activities	(50,758)	19,049

Effect of exchange rate changes on cash	(15,622)	(8,624)

Net change in cash and equivalents	(557)	25,128
Cash and equivalents at beginning of period	1,209,927	471,671

Cash and equivalents at end of period	$1,209,370	$496,799

See accompanying notes to the Consolidated Financial Statements.

The McGraw-Hill Companies, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts or as noted)
1.	Basis of Presentation
The accompanying unaudited financial statements of The McGraw-Hill Companies, Inc. (together with its consolidated subsidiaries, the “Company,” “we,” “us” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Rule 10-01 of Regulation S-X. The financial statements included herein should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2009 (the “Annual Report”).

In the opinion of management all normal recurring adjustments considered necessary for a fair statement of the results of the interim periods have been included. The operating results for the three months ended March 31, 2010 are not necessarily indicative of results to be expected for the full year due to the seasonal nature of some of our businesses. Certain prior-year amounts have been reclassified for comparability purposes.

Our critical accounting policies are disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report. On an ongoing basis, we evaluate our estimates and assumptions, including those related to revenue recognition, allowance for doubtful accounts and sales returns, prepublication costs, valuation of inventories, valuation of long-lived assets, goodwill and other intangible assets, pension plans, income taxes, incentive compensation and stock-based compensation. Since the date of the Annual Report, there have been no material changes to our critical accounting policies.

2.	Comprehensive Income
The following table is a reconciliation of net income to comprehensive income for the periods ended March 31:

	2010	2009
Net income	$106,991	$65,985
Other comprehensive income:
Foreign currency translation adjustment	(8,194)	(16,747)
Pension and other postretirement benefit plans, net of tax	2,156	637
Unrealized gain/(loss) on investment, net of tax	465	(146)

Comprehensive income	101,418	49,729

Less: comprehensive income attributable to noncontrolling interests	(5,769)	(347)

Comprehensive income attributable to The McGraw-Hill Companies, Inc.	$95,649	$49,382

3.	Segment and Related Information
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

Operating profit by segment is the primary basis for our chief operating decision maker, the Executive Committee, to evaluate the performance of each segment. A summary of operating results by segment for the periods ended March 31 is as follows:

	2010		2009
		Operating		Operating
	Revenue	Profit (Loss)	Revenue	Profit (Loss)
McGraw-Hill Education	$317,247	$(61,792)	$312,628	$(76,596)
Financial Services	666,983	260,016	610,154	231,593
Information & Media	206,160	27,829	225,425	2,772

Total operating segments	1,190,390	226,053	1,148,207	157,769

General corporate expense	—	(35,789)	—	(33,428)
Interest expense – net	—	(22,039)	—	(20,591)

Total Company	$1,190,390	$168,225 *	$1,148,207	$103,750 *

*	Income before taxes on income
4.	Acquisitions and Dispositions
There were no acquisitions or dispositions by the Company for the three months ended March 31, 2010 and 2009.
5.	Stock-Based Compensation
Stock-based compensation for the three months ended March 31 is as follows:

	2010	2009
Stock option expense	$4,318	$6,388
Restricted stock and unit awards expense	4,019	1,442

Total stock-based compensation expense	$8,337	$7,830

The number of common shares issued upon exercise of stock options and the vesting of restricted stock and unit awards are as follows:

	March 31,	December 31,	March 31,
(in thousands)	2010	2009	2009
Stock options exercised	882	943	—
Restricted stock and units vested	7	1,430	1,417

Total shares issued	889	2,373	1,417

6.	Allowances, Inventories and Accumulated Amortization of Prepublication Costs
The allowances for doubtful accounts and sales returns, the components of inventory and the accumulated amortization of prepublication costs are as follows:

	March 31,	December 31,	March 31,
	2010	2009	2009
Allowance for doubtful accounts	$77,943	$74,193	$71,938

Allowance for sales returns	$144,535	$201,917	$128,492

Inventories:
Finished goods	$305,579	$290,415	$372,138
Work-in-process	4,704	3,858	3,748
Paper and other materials	8,843	6,956	10,514

Total inventories	$319,126	$301,229	$386,400

Accumulated amortization of prepublication costs	$886,407	$1,005,114	$766,739

7.	Debt
A summary of short-term and long-term debt outstanding is as follows:

	March 31,	December 31,	March 31,
	2010	2009	2009
5.375% Senior notes, due 2012 (a)	$399,816	$399,798	$399,745
5.900% Senior notes, due 2017 (b)	399,272	399,248	399,176
6.550% Senior notes, due 2037 (c)	398,547	398,534	398,494
Commercial paper	—	—	159,900
Note payable	222	233	263

Total debt	1,197,857	1,197,813	1,357,578

Less: short-term debt including current maturities	22	22	159,922

Long-term debt	$1,197,835	$1,197,791	$1,197,656

Senior Notes
(a)	As of March 31, 2010, our 2012 senior notes consisted of $400 million principal and an unamortized debt discount of $0.2 million. The 2012 senior notes, when issued in November 2007, were priced at 99.911% with a yield of 5.399%. Interest payments are due semiannually on February 15 and August 15.

(b)	As of March 31, 2010, our 2017 senior notes consisted of $400 million principal and an unamortized debt discount of $0.7 million. The 2017 senior notes, when issued in November 2007, were priced at 99.76% with a yield of 5.933%. Interest payments are due semiannually on April 15 and October 15.

(c)	As of March 31, 2010, our 2037 senior notes consisted of $400 million principal and an unamortized debt discount of $1.5 million. The 2037 senior notes, when issued in November 2007, were priced at 99.605% with a yield of 6.580%. Interest payments are due semiannually on May 15 and November 15.
The fair value of the Company’s long-term borrowings was approximately $1.3 billion at March 31, 2010. We paid interest on our debt totaling $10.8 million for both three month periods ended March 31, 2010 and 2009.

Additional Financing

Currently, we have the ability to borrow additional funds through our commercial paper program, which is supported by our credit facility. Historically, we have also had the ability to borrow additional funds through Extendible Commercial Notes (“ECNs”) and a promissory note. However, in the current credit environment the market for ECNs and financing through our promissory note are not available and, as such, we have no short-term plans to utilize these sources for additional funds. As of March 31, 2010 and December 31, 2009, we have not utilized any of these sources for additional funds. As of March 31, 2009, we have only borrowed under the commercial paper program.

Commercial Paper Program

The size of our total commercial paper program is $1.2 billion and is supported by the revolving credit agreements described below. Commercial paper borrowings outstanding at March 31, 2009 totaled $159.9 million, with an average interest rate and average term of 0.3% and 15 days, respectively. These borrowings are classified as current notes payable in the consolidated balance sheet as of March 31, 2009.

Credit Facility

Our credit facility serves as a backup facility for short-term financing requirements that normally would be satisfied through the commercial paper program. Our combined credit facility totals $1.2 billion and consists of two separate tranches, a $433.3 million 364-day facility that will terminate on August 13, 2010 and a $766.7 million 3-year facility that will terminate on September 12, 2011. Based on our credit rating, we currently pay a commitment fee of 15 basis points for the 364-day facility and a commitment fee of 12.5 basis points for the 3-year facility, whether or not amounts have been borrowed. The interest rate on borrowings under the credit facility is, at our option, based on (i) a spread over the prevailing London Inter-Bank Offer Rate (“LIBOR”) that is based on our credit rating (“LIBOR loans”) or (ii) on the higher of (a) the prime rate, which is the rate of interest publicly announced by the administrative agent (b) 0.5% plus the Federal funds rate, or (c) LIBOR plus 1% (“ABR loans”).

We have the option at the termination of the 364-day facility to convert any revolving loans outstanding into term loans for an additional year. Term loans can be LIBOR loans or ABR loans and would carry an additional spread of 1.0%.

The credit facility contains certain covenants. The only financial covenant requires that we not exceed indebtedness to cash flow ratio, as defined in the credit facility, of 4 to 1, and this covenant has never been exceeded.

Extendible Commercial Notes (“ECNs”)

We have the capacity to issue ECNs of up to $240 million, provided that sufficient investor demand for the ECNs exists. ECNs replicate commercial paper, except that we have an option to extend the note beyond its initial redemption date to a maximum final maturity of 390 days. However, if exercised, such an extension is at a higher reset rate, which is at a predetermined spread over LIBOR and is related to our commercial paper rating at the time of extension. As a result of the extension option, no backup facilities for these borrowings are required. As is the case with commercial paper, ECNs have no financial covenants. As of March 31, 2010, we have no borrowings outstanding and have no short-term plans to utilize ECNs for additional funds.

Promissory Note

On April 19, 2007, we signed a promissory note with one of our providers of banking services to enable us to borrow additional funds, on an uncommitted basis, from time to time to supplement our commercial paper and ECN borrowings. The specific terms (principal, interest rate and maturity date) of each borrowing governed by this promissory note are determined on the borrowing date of each loan. These borrowings have no financial covenants. As of March 31, 2010, we have no borrowings outstanding and have no short-term plans to utilize our promissory note for additional funds.
8.	Common Shares Outstanding
A reconciliation of the number of shares used for calculating diluted earnings per common share for the three months ended March 31 is as follows:

(in thousands)	2010	2009
Average number of common shares outstanding — basic	313,372	312,017
Effect of stock options and other dilutive securities	2,892	—

Average number of common shares outstanding — dilutive	316,264	312,017

The computation of diluted earnings per share excludes certain restricted performance shares outstanding and certain stock options outstanding.

Restricted performance shares outstanding of 1.7 million and 2.4 million at March 31, 2010 and 2009, respectively, were not included in the computation of diluted earnings per common share because the necessary vesting conditions have not yet been met.

The effect of the potential exercise of stock options is excluded from the computation of diluted earnings per share when the average market price of the common stock is lower than the exercise price of the related option during the period because the effect would have been antidilutive. For the three months ended March 31, 2010 and 2009, the number of stock options excluded from the computation was 19.1 million and 30.8 million, respectively.

9.	Retirement Plans and Postretirement Healthcare and Other Benefits
A summary of net periodic benefit cost for our defined benefit plans and postretirement healthcare and other benefits plan for the three months ended March 31 is as follows:

			Postretirement
			Healthcare and
	Pension Benefits		Other Benefits
	2010	2009	2010	2009
Service cost	$16,187	$14,422	$641	$698
Interest cost	23,736	21,586	2,016	2,162
Expected return on plan assets	(27,925)	(25,973)	—	—
Amortization of prior service credit	(82)	(61)	(296)	(296)
Amortization of loss	3,760	1,655	143	—

Net periodic benefit cost	$15,676	$11,629	$2,504	$2,564

The amortization of prior service credit and amortization of loss for the three months ended March 31, 2010 and 2009, included in the above table, have been included in other comprehensive income, net of tax.

In 2010, the expected rate of return on plan assets is 8.0% based on a market-related value of assets, which recognizes changes in market value over five years. We changed certain assumptions on our pension and postretirement healthcare and other benefit plans which became effective on January 1, 2010:
•	We changed our discount rate assumption on our U.S. retirement plans to 5.95% from 6.10% in 2009.

•	We changed our discount rate assumption on our United Kingdom (“U.K.”) retirement plan to 5.90% from 5.80% and our assumed compensation increase factor for our U.K. retirement plan to 6.25% from 5.50%.

•	We changed our discount rate on our postretirement healthcare benefit plan to 5.30% from 5.95% in 2009.
The effect of the assumption changes on pension and other postretirement healthcare expense for the three months ended March 31, 2010 and 2009 did not have a material effect on earnings per share.

In 2010, we contributed $7.2 million to our retirement plans, primarily related to our U.K. retirement plan. Additionally, for the rest of 2010 we expect to contribute approximately $21.0 million to our retirement plans.
10.	Sale-Leaseback
In December 2003, we sold our 45% equity investment in Rock-McGraw, Inc., which owns our headquarters building in New York City, and remained an anchor tenant of what continues to be known as The McGraw-Hill Companies building by concurrently leasing back space through 2020. As of March 31, 2010, we leased approximately 17% of the building space. Proceeds from the disposition were $382.1 million and the sale resulted in a pre-tax gain, net of transaction costs, of $131.3 million ($58.4 million after-tax) upon disposition. Due to our continued involvement in the building it was determined that we did not qualify for sale-leaseback accounting and, as a result, a pre-tax gain of $212.3 million ($126.3 million after-tax) was deferred upon the disposition in 2003. This gain is being amortized over the remaining lease term as a reduction in rent expense. For the first quarter of 2010, $4.6 million was amortized, reducing the deferred gain to $156.3 million. Interest expense associated with our operating lease is $1.8 million for the first quarter of 2010.
11.	Income Taxes
At the end of each interim period, we estimate the annual effective tax rate and apply that rate to our ordinary quarterly earnings. The tax expense or benefit related to significant, unusual or extraordinary items that will be separately reported or reported net of their related tax effect, and are individually computed, are recognized in the interim period in which those items occur. In addition, the effect of changes in enacted tax laws or rates or tax status is recognized in the interim period in which the change occurs.

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

For the three months ended March 31, 2010 and 2009, the effective tax rate was 36.4%.
12.	Commitments and Contingencies
The following amends the disclosure in Note 15 — Commitments and Contingencies to the Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2009.

In connection with the Patrick Gearren, et al and the Sullivan class actions both plaintiffs are seeking to appeal the dismissals of their actions.

In connection with the Teamsters Allied Benefit Funds v. Harold McGraw III, et al derivative action on March 11, 2010 the Court granted the Company’s motion to dismiss the complaint, and on March 23, 2010, after the plaintiffs’ time to file an amended complaint expired, the Court directed the clerk to close the case.
13.	Restructuring
2009 Restructuring

During the second quarter 2009, we initiated a restructuring plan that included a realignment of select business operations within the McGraw-Hill Education segment to further strengthen our position in the market by creating a market focused organization that enhances our ability to address the changing needs of our customers. Additionally, we continued to implement restructuring plans related to a limited number of our business operations to contain costs and mitigate the impact of the current and expected future economic conditions. We recorded a pre-tax restructuring charge of $24.3 million, consisting primarily of employee severance costs related to a workforce reduction of approximately 550 positions. This charge consisted of $14.0 million for McGraw-Hill Education, $4.5 million for Financial Services and $5.8 million for Information & Media. In addition, during the second quarter 2009, we revised our estimate of previously recorded restructuring charges and reversed $9.1 million, consisting of $2.4 million for McGraw-Hill Education, $4.9 million for Financial Services and $1.8 million for Information & Media. The net after-tax charge recorded was $9.7 million, or $0.03 per diluted share. Net restructuring expenses for McGraw-Hill Education were $11.6 million classified as selling and general product expenses, within the statement of income. Net restructuring benefit for Financial Services was $0.4 million classified as selling and general service expenses within the statement of income. Net restructuring expenses for Information & Media were $2.3 million classified as selling and general service expenses, and $1.7 million classified as selling and general product expenses, within the statement of income.

For the three months ended March 31, 2010, we have paid $5.3 million related to the 2009 restructuring, consisting of employee severance costs. The remaining reserve at March 31, 2010 is $7.7 million and is included in other current liabilities.

2008 Restructuring

During 2008, we continued to implement restructuring plans related to a limited number of business operations to contain costs and mitigate the impact of the current and expected future economic conditions. We recorded a pre-tax restructuring charge of $73.4 million, consisting primarily of employee severance costs related to a workforce reduction of approximately 1,045 positions. This charge consisted of $25.3 million for McGraw-Hill Education, $25.9 million for Financial Services, $19.2 million for Information & Media and $3.0 million for Corporate. The after-tax charge recorded was $45.9 million, or $0.14 per diluted share. Restructuring expenses for McGraw-Hill Education were $20.8 million classified as selling and general product expenses, and $4.5 million classified as selling and general service expenses, within the statement of income. Restructuring expenses for Financial Services were classified as selling and general service expenses within the statement of income. Restructuring expenses for Information & Media were $18.9 million classified as selling and general service expenses, and $0.3 million classified as selling and general product expenses, within the statement of income. Restructuring charges for Corporate were classified as selling and general service expenses within the statement of income.

For the three months ended March 31, 2010, we have paid $2.5 million, related to the 2008 restructuring, consisting primarily of employee severance costs. The remaining reserve at March 31, 2010 is $6.6 million and is included in other current liabilities.

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

For the three months ended March 31, 2010, we have paid $0.4 million related to the 2006 restructuring, consisting of facility costs. The remaining reserve at March 31, 2010, which consists of facilities costs, is $6.2 million and is payable through 2014.
14.	Recently Issued or Adopted Accounting Standards
In October 2009, the Financial Accounting Standards Board (“FASB”) issued an update to authoritative guidance for revenue recognition, specifically amending the existing multiple-element arrangement guidance. This new guidance eliminates the requirement that all undelivered elements have objective and reliable evidence of fair value before a company can recognize the portion of the overall arrangement fee that is attributable to the items that have already been delivered. Further, companies will be required to allocate revenue in arrangements involving multiple deliverables based on estimated selling price of each deliverable, even though such deliverables are not sold separately by either the company itself or other vendors. This new guidance also significantly expands the disclosures required for multiple-element revenue arrangements. The revised guidance will be effective for the fiscal year ending December 31, 2011. We are currently evaluating the impact this update will have on our Consolidated Financial Statements.

In June 2009, the FASB issued amended guidance related to the accounting for variable interest entities (“VIEs”), which we adopted beginning January 1, 2010. This guidance requires a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE; requires ongoing reassessments of whether an enterprise is a primary beneficiary of a VIE; enhances disclosures about an enterprise’s involvement with a VIE; and amends certain guidance for determining whether an entity is a VIE. We have evaluated our VIEs in accordance with this amended guidance and have determined that it does not have an impact on our Consolidated Financial Statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollars in thousands, except per share amounts or as noted)
The following Management Discussion and Analysis (“MD&A”) provides a narrative of the results of operations and financial condition of The McGraw-Hill Companies, Inc. (together with its consolidated subsidiaries, the “Company,” “we,” “us” or “our”) for the first quarter ended March 31, 2010. The MD&A should be read in conjunction with the Consolidated Financial Statements, accompanying notes and MD&A included in our Annual Report on Form 10-K for the year ended December 31, 2009. The MD&A includes the following sections:
•	Overview

•	Results of Operations – Comparing Three Months Ended March 31, 2010 and 2009

•	Liquidity and Capital Resources

•	Critical Accounting Estimates

•	Recently Issued or Adopted Accounting Standards

•	“Safe Harbor” Statement Under the Private Securities Litigation Reform Act of 1995
Overview
We are a leading global information services provider serving the education, financial services and business information markets with information products and services. Other markets include energy; automotive; construction; aerospace and defense; broadcasting; and marketing information services. The operations consist of three business segments: McGraw-Hill Education, Financial Services and Information & Media.

	First		First
	Quarter	%	Quarter
	2010	Increase	2009

Revenue	$1,190,390	3.7%	$1,148,207
Operating profit*	$226,053	43.3%	$157,769
% Operating margin	19.0%		13.7%

*	Operating profit is income before taxes on income, interest expense and corporate expense.
First quarter revenue increased at our McGraw-Hill Education (“MHE”) and Financial Services segments and declined at our Information and Media (“I&M”) segment. Operating profit/(loss) improved at all three of our segments. The quarter reflects the seasonal nature of our educational publishing operations, with the first quarter being the least significant and the third quarter being the most significant.
•	MHE revenue and operating loss improved 1.5% and 19.3%, respectively, primarily due to increases at Higher Education for both print and digital product, slight increases in the open territory states, and increases in formative assessment programs. The increases were partially offset by declines in School Education related to custom testing due to the anticipated discontinuation of several contracts.

•	Financial Services revenue and operating profit increased 9.3% and 12.3%, respectively. Revenue increases were largely due to growth in transaction revenues driven by high-yield corporate bond issuance. Credit ratings-related information products such as RatingsXpress and RatingsDirect also contributed strong growth in the quarter as compared to prior year. Additional growth occurred in structured finance and in our Capital IQ revenue. These increases were partially offset by declines in our investment research products.

•	I&M revenue declined 8.5% and operating profit improved significantly compared to the prior year, primarily driven by the divesture of BusinessWeek in December 2009. Offsetting this revenue decline was continued growth in our global commodities products related to oil, natural gas and power as continued volatility in crude oil and other commodity prices drove the need for market information.
Foreign exchange rates had a favorable impact of $17.9 million on revenue and an unfavorable impact of $3.5 million on operating profit.

Results of Operations – Comparing Three Months Ended March 31, 2010 and 2009
Consolidated Review

	First	%	First
	Quarter	Favorable/	Quarter
	2010	(Unfavorable)	2009

Revenue
Product	$310,822	7.4%	$289,398
Service	879,568	2.4%	858,809

Operating-related expenses
Product	172,983	0.7%	174,273
Service	303,243	3.6%	314,666

Selling and general expenses
Product	186,686	(2.6)%	181,994
Service	301,285	2.6%	309,317

Total expenses	1,000,126	2.3%	1,023,866

Interest expense — net	22,039	(7.0)%	20,591

Net income attributable to The McGraw-Hill Companies, Inc.	$103,286	63.9%	$63,004

Diluted EPS	0.33	65.0%	0.20
Product revenue and expenses consist of educational and information products, primarily books, magazine circulations and syndicated study programs in the MHE and I&M segments. Service revenue and expenses consist of the Financial Services segment, service assessment contracts of the MHE segment and information-related services and advertising of the Information & Media segment.
•	Product revenue increased, primarily due to increases at MHE for both print and digital product and slight increases in the open territory states. Increases were offset primarily by the divestiture of BusinessWeek at I&M.

•	Service revenue increased primarily due to growth in transaction revenues driven by high-yield corporate bond issuance, credit-ratings related information products such as RatingsXpress and RatingsDirect, and Capital IQ.

•	Product and service operating expenses decreased primarily due to productivity improvements and cost-saving initiatives. Service operating expenses were also impacted by the divestiture of BusinessWeek at I&M.

•	Product selling and general expenses increased primarily due to increased sales. Service selling and general expenses decreased primarily due to the benefit of cost-saving initiatives and the divestiture of BusinessWeek at I&M.

•	Product margin improved primarily due to increases in revenues at Higher Education, Professional and International. Service margin increased primarily due to revenue increases at Financial Services and cost-saving initiatives at all three segments.

•	Net interest expense increased primarily due to lower international interest income from our investments.

•	For the quarters ended March 31, 2010 and 2009, the effective tax rate was 36.4%. We incurred transfer taxes of $35.4 million in the first quarter of 2010 resulting from a legal entity reorganization in our European operations to comply with recent regulation that will be offset in subsequent reporting periods and will not impact the effective tax rate. Therefore, we expect the effective tax rate to be at 36.4% for the remainder of the year absent the potential impact of numerous factors including intervening audit settlements, changes in federal, state or foreign law and changes in the geographical mix of our income.

Segment Review
McGraw-Hill Education

	First	%	First
	Quarter	Increase/	Quarter
	2010	(Decrease)	2009

Revenue
School Education Group	$111,586	(9.0)%	$122,647
Higher Education, Professional and International	205,661	8.3%	189,981

Total revenue	$317,247	1.5%	$312,628

Operating loss	$(61,792)	19.3%	$(76,596)
% Operating margin	(19.5)%		(24.5)%
Revenue and operating income for the MHE segment reflects the seasonal nature of our educational publishing operations, with the first quarter being the least significant and the third quarter being the most significant. Foreign exchange rates had a $5.8 million favorable impact on revenue and a $2.4 unfavorable impact on operating loss in 2010.
Revenue
School Education Group (“SEG”)
Revenue declined, as a slight increase in instructional materials sales in the open territory states, as well as growth in the Acuity formative assessment program, was partially offset by a decline in custom testing due to the anticipated discontinuation of contracts for work in Florida, California and Arizona.
•	In the K-12 market, new basal programs are implemented at the beginning of the fall term, and therefore the majority of the purchasing is done in the second and third quarters.

•	SEG’s overall sales in the adoption states were down slightly from the prior-year quarter, primarily due to the fact that North Carolina, the only adoption state that normally purchases newly state-adopted materials in the first quarter, did not do so in 2010. First quarter sales in these states consisted of supplemental, residual and intervention orders.

•	SEG’s sales in the open territory showed an increase over prior year and were made up of supplemental and residual orders as well as some basal orders from school districts that initiated adoptions in 2009, but completed purchasing early in 2010. These included sales of world languages in Ohio, reading in Maryland and music in South Dakota.
Higher Education, Professional and International
Higher Education increased for both print and digital products, driven by higher enrollments in the current academic year and by strong publication lists and attractive new digital offerings at all four subject-area imprints (Science, Engineering and Mathematics; Business and Economics; Humanities, Social Science and Languages; and Career Education).
•	Key titles contributing to 2010 performance included Sanderson, Computers in the Medical Office, 6/e; Shier, Hole’s Essentials of Human Anatomy and Physiology, 12/e; Garrison, Managerial Accounting, 13/e; Judson, Law & Ethics for Medical Careers, 5/e; and Feldman, Essentials of Understanding Psychology, 8/e.

•	Digital growth was driven by the continued success of the Homework Management product line, which included new releases on the improved and enhanced Connect platform. E-book revenue also increased over the comparable prior-year period.
Professional increased slightly over the comparable prior-year period, helped by strong new medical and technical publications as well as some improvement in the retail market environment. Growth in digital revenue, primarily from digital subscription products, also contributed to this performance.
International increased over the comparable prior-year period, driven by the favorable impact of foreign exchange rates. Notable gains in the Middle East and Africa from large orders placed by international non-profit organizations were offset by declines in other markets.

Operating Loss
In the first quarter of 2010, operating loss for MHE improved, primarily due to the increase in Higher Education sales combined with lower expenses at SEG due to productivity improvements, cost-saving initiatives and the realignment of several business operations within the segment that occurred during the second quarter of 2009.
Industry Highlights and Outlook
According to statistics compiled by the Association of American Publishers, total net sales of elementary and secondary instructional materials increased by 30.1% through February 2010 compared to the same two-month period in 2009. Sales in adoption states and open territory for the industry increased 20.4% compared to prior year, while sales in open territory states increased by 39.4%. Beginning in 2010, basal and supplemental sales are no longer being reported separately due to the increasing overlap between these types of products and their markets.
The outlook for 2010 is positive as the total available state new adoption market in 2010 is currently estimated at between $875 million and $925 million, depending on state funding levels, compared with approximately $500 million in 2009. In addition, total U.S. PreK-12 enrollment for 2009-2010 is estimated at nearly 56 million students, up 0.2% from 2008-2009, according to the National Center for Education Statistics.
The key adoption opportunities in 2010 are K-12 reading and literature in Texas and K-12 math in Florida. Although spending levels remain uncertain given the state’s budget issues, second-year purchasing of K-8 reading and literature and third-year purchasing of K-8 math in California are also anticipated.
Financial Services

	First	%	First
	Quarter	Increase /	Quarter
	2010	(Decrease)	2009

Revenue
Credit Market Services	$451,455	15.4%	$391,350
Investment Services	215,528	(1.5)%	218,804

Total revenue	$666,983	9.3%	$610,154

Operating profit	$260,016	12.3%	$231,593
% Operating margin	39.0%		38.0%
Foreign exchange rates had a favorable impact on revenue of $11.7 million and an immaterial impact on operating profit.
Revenue
Credit Market Services
Credit Market Services revenue increased primarily as a result of growth in transaction revenues driven by robust high-yield corporate bond issuance. Structured finance also contributed modestly to the increase driven by growth in U.S. asset-backed securities and a greater number of re-REMIC transactions consummated in the U.S.
Revenue derived from non-transaction related sources increased compared to the first quarter of 2009, primarily as a result of growth in relationship-based pricing and surveillance fees. Credit ratings-related information products such as RatingsXpress and RatingsDirect also had strong growth in the quarter as compared to prior year. Non-transaction related revenue represented 67.0% of total Credit Market Services revenue for the first quarter of 2010 down from 71.5% for the first quarter of 2009 as the result of transaction revenue growing at a higher rate than non-transaction revenue during the quarter.
Investment Services
Investment Services revenue decreased slightly compared to prior year, primarily driven by declines in our investment research products. Specifically, investment research products were impacted by the expiration of the Independent Equity Research settlement at the end of July 2009. Revenue was also impacted by the divestiture of Vista Research in May 2009. These declines were partially offset by growth in our Capital IQ revenue due to continued increases in the number of new clients. The number of Capital IQ clients at March 31, 2010 increased 13.5% from the comparable prior-year period and 4.8% from December 31, 2009.

Operating Profit
Increases in operating profit in the Financial Services segment for the first quarter of 2010 were primarily due to the growth in Credit Market Services as noted above as well as continued cost-saving initiatives.
Issuance Volumes
We monitor issuance volumes as an indicator of trends in transaction revenue streams within Credit Market Services. The following tables depict changes in issuance levels as compared to prior year, based on Thomson Financial, Harrison Scott Publications and Standard & Poor’s internal estimates.

	First Quarter
	Compared to Prior Year
Structured Finance	U.S.	Europe
Residential Mortgage-Backed Securities (“RMBS”)	(3.6)%	*
Commercial Mortgage-Backed Securities (“CMBS”)	*	*
Collateralized Debt Obligations (“CDO”)	70.0%	495.2%
Asset-Backed Securities (“ABS”)	184.7%	34.6%

Total New Issue Dollars – Structured Finance	117.8%	899.8%

*	The percentage change cannot be calculated as the result of either no or very low issuance during the first quarter of 2009. For example, Europe RMBS ($37.6 billion in 2010 vs. $0.4 billion in 2009); U.S. CMBS ($3.8 billion in 2010 vs. no issuance in 2009); Europe CMBS ($2.0 billion in 2010 vs. no material issuance in 2009).
•	ABS issuance has increased for the first quarter of 2010 when compared to the prior year, particularly in the U.S., primarily driven by the low levels of activity in the prior year. Tightened spreads have also driven demand from investors.

•	European RMBS issuance was up substantially from the very depressed levels in the prior year, but consisted primarily of covered bond issuance from financial institutions.

•	There was a slight rebound in CMBS issuance in both the U.S. and Europe compared to no material issuance in the first quarter of the prior year.

•	CDO asset classes experienced greater demand in the quarter as a result of strong activity in leveraged funds from refinancing activity and the close of several structured credit transactions. However, the percent increases for both the U.S. and Europe were calculated from low issuance levels in the first quarter of the prior year.

	First Quarter
	Compared to Prior Year
Corporate Issuance	U.S.	Europe
High-Yield Issuance	469.4%	*
Investment Grade	(54.7)%	(14.6)%

Total New Issue Dollars – Corporate	(36.3)%	(11.8)%

*	The percentage change cannot be calculated as the result of very low issuance during the first quarter of 2009. For example, Europe High- Yield issuance ($16.0 billion in 2010 vs. $1.1 billion in 2009).
•	Corporate issuance decreased quarter over quarter in both the U.S. and Europe, however corporate high-yield debt issuance reached an all-time first quarter high, mainly due to increased activity in refinancing and a modest rebound in debt-financed mergers and acquisitions.

•	In the U.S., increases in high-yield issuance were driven by tighter credit spreads and the need to refinance maturing bond and loan debt.
Industry Highlights and Outlook
Activity in the first quarter of 2010 has been driven by refinancing as companies are exhibiting prudent capital management and are taking advantage of low underlying interest rates, credit spreads and increased investor demand for new issues. Corporate issuance is expected to grow in 2010 resulting from companies refinancing needs, in addition to favorable credit market conditions for opportunistic new financings. There are a significant amount of debt maturities in 2010 that have not yet been financed. In addition, mergers and acquisition activity is projected to recover somewhat and the overall cost of financing should remain at attractive levels for most of the year.

As spreads tighten, issuers will have lower financing costs, which make it more attractive to access the capital markets. Since record highs in the fourth quarter of 2008, spreads have tightened in the range of their five year moving averages, which indicates stabilization in credit quality. We expect new issue spreads to continue to be favorable to borrowers across the credit spectrum. The Federal Reserve noted in March of 2010 that it will continue to keep interest rates near zero for an extended period, which should keep the current liquidity conditions intact in the corporate credit market.
Although the ABS market continued to strengthen during the first quarter of 2010, this trend may slow as the year progresses as the market adjusts to new and proposed rules and regulations from the Federal Deposit Insurance Corporation (“FDIC”), Financial Accounting Standards Board (“FASB”) and Securities and Exchange Commission (“SEC”), which may increase the cost of securitization for issuers going forward.
In addition, we anticipate slow and gradual improvement among the RMBS and CMBS asset classes as we progress throughout 2010, as long as the economic recovery remains on track and the capital markets remain stable.
Regulatory Environment
See the Legal and Regulatory Environment disclosure for the Financial Services segment in our Annual Report on Form 10-K for the year ended December 31, 2009 for a discussion of the regulatory environment.
Legal Proceedings
See Note 12 — Commitments and Contingencies to our unaudited Consolidated Financial Statements for legal proceedings disclosure that amends the disclosure in our Annual Report for the year ended December 31, 2009.
Information & Media

	First	%	First
	Quarter	Increase/	Quarter
	2010	(Decrease)	2009

Revenue
Business-to-Business	$187,484	(9.5)%	$207,143
Broadcasting	18,676	2.2%	18,282

Total revenue	$206,160	(8.5)%	$225,425

Operating profit	$27,829	N/M	$2,772
% Operating margin	13.5%		1.2%

*	N/M indicates not meaningful.
Foreign exchange rates had an immaterial impact on revenue and operating profit.
Revenue
Business-to-Business
In the first quarter of 2010, Business-to-Business revenue decline was driven primarily by the divesture of BusinessWeek in December 2009. Offsetting this decline was continued revenue growth in our global commodities products related to oil, natural gas and power as continued volatility in crude oil and other commodity prices drove the need for market information.
Broadcasting
Broadcasting revenue for the quarter increased slightly, primarily due to increases in both political and base advertising.
Operating Profit
The Business-to-Business group was the key driver for operating profit in the I&M segment for the first quarter of 2010, which was positively impacted by the divesture of BusinessWeek and growth in commodities products.

Industry Highlights and Outlook
I&M expects to invest in digital capabilities and further expand our presence in selected markets in order to drive growth in 2010. To do this certain of our products use key industry metrics that assist in indicating potential demand.
•	Volatility in the oil and natural gas markets helps drive demand for commodities products. The U.S. Energy Information Administration projects that world oil consumption will grow by 1.5 million barrels per day in 2010, similar to previous forecasts. This growth is the result of an expected recovery in the global economy. Oil prices rose from a low this year of $71.19 per barrel to $83.76 on the last day of the quarter, generally due to robust economic and energy demand growth. The recovering global oil demand is outpacing the growth in supply, which will exert upward pressure on energy prices, which will affect price volatility.

•	Demand for our construction offerings is somewhat dependent on the volatility in the construction industry. In the first quarter of 2010, the dollar value of total U.S. construction starts increased 2% against the same period of the prior year. Residential building in the first quarter climbed 35%, given the comparison to an extremely weak first quarter of 2009 when the housing market hit bottom. Non-residential building decreased 13% while non-building construction slipped 4%.

•	Demand for our automotive studies is driven by the performance of the automotive industry. In the first quarter of 2010, the dollar value of total U.S. light vehicle sales was up 26% on a 15% increase in total sales volume against the same period of the prior year. This reflects a marked improvement in both volume and pricing, while overall incentives are down sharply.
Liquidity and Capital Resources
We continue to maintain a strong financial position and expect this position to be sufficient to, at a minimum, meet our anticipated short-term operating requirements. Our primary source of funds for operations is cash generated by operating activities. Our core businesses have been strong cash generators. However, income and, consequently, cash provided from operations during the year are significantly impacted by the seasonality of our businesses, particularly educational publishing. This seasonality also impacts cash flow and related borrowing patterns as investments are typically made in the first half of the year to support the strong selling period that occurs in the third quarter. As a result, our cash flow is typically negative in the first half of the year and turns positive during the third and fourth quarters. Debt financing is used as necessary for acquisitions, seasonal fluctuations in working capital and share repurchases.
Cash Flow Overview
Cash and cash equivalents were $1.2 billion on March 31, 2010, flat compared to December 31, 2009, and consist of domestic cash and cash held abroad. Typically, cash held outside the U.S. is anticipated to be utilized to fund international operations or to be reinvested outside of the U.S., as a significant portion of our opportunities for growth in the coming years are expected to be abroad.

	First	%	First
	Quarter	Increase/	Quarter
	2010	(Decrease)	2009

Net cash provided by (used for):
Operating activities	$102,824	53.2%	$67,131
Investing activities	(37,001)	(29.4)%	(52,428)
Financing activities	(50,758)	N/M	19,049

*	N/M indicates not meaningful.
Operating Activities
Cash provided by operations increased $35.7 million to $102.8 million for the first three months of 2010, mainly due to an increase in operating results, growth in unearned revenue and reduced accounts payable and accrued expenses.
As of March 31, 2010, accounts receivable decreased $190.7 million from the prior year-end, primarily due to the seasonality of the MHE and I&M segments and strong cash collections during the quarter. This decrease compares to a $211.8 million decrease in the first quarter of 2009. The number of days sales outstanding for operations have improved by 7 year-over-year, primarily due to revenue growth in the Financial Services segment and strong cash collections across all of the Company’s segments.

Unearned revenue increased $9.2 million over the prior year-end primarily resulting from increases in the Financial Services segment. This increase compares to a $7.7 million decrease in the first quarter of 2009.
Accounts payable and accrued expenses decreased $253.5 million over the prior year-end, primarily due to incentive compensation and royalty payments. This decrease compares to a $265.6 million decrease in the first quarter of 2009.
Investing Activities
Cash used for investing activities was $37.0 million and $52.4 million in the first three months of 2010 and 2009, respectively. The decrease of $15.4 million is primarily due to decreased investment in prepublication costs.
Net prepublication costs increased $4.4 million from December 31, 2009 to $465.2 million, as spending outpaced amortization. Prepublication investment in the current year totaled $29.9 million, $12.8 million less than the same period in 2009. In 2010, as a result of the larger state adoption opportunities, we expect prepublication investments in the range of $225 million to $235 million versus $177 million in 2009.
Financing Activities
Cash used for financing activities was $50.8 million through March 31, 2010 compared to cash generated from financing activities of $19.0 million in 2009. The difference is primarily attributable to a reduction in commercial paper borrowings, partially offset by increased stock option exercises in the first quarter of 2010.
On January 20, 2010, the Board of Directors approved an increase in the quarterly common stock dividend from $0.225 to $0.235 per share.
Available Financing
Currently, we have the ability to borrow additional funds through our commercial paper program, which is supported by our credit facility. Historically, we have also had the ability to borrow additional funds through Extendible Commercial Notes (“ECNs”) and a promissory note. However, in the current credit environment the market for ECNs and financing through our promissory note are not available and, as such, we have no short-term plans to utilize these sources for additional funds. As of March 31, 2010 and December 31, 2009, we have not utilized any of these sources for additional funds. As of March 31, 2009, we have only borrowed under the commercial paper program.
Commercial Paper Program
The size of our total commercial paper program is $1.2 billion and is supported by the revolving credit agreements described below. Commercial paper borrowings outstanding at March 31, 2009 totaled $159.9 million, with an average interest rate and average term of 0.3% and 15 days, respectively. These borrowings are classified as current notes payable in the consolidated balance sheet as of March 31, 2009.
Credit Facility
Our credit facility serves as a backup facility for short-term financing requirements that normally would be satisfied through the commercial paper program. Our combined credit facility totals $1.2 billion and consists of two separate tranches, a $433.3 million 364-day facility that will terminate on August 13, 2010 and a $766.7 million 3-year facility that will terminate on September 12, 2011. Based on our credit rating, we currently pay a commitment fee of 15 basis points for the 364-day facility and a commitment fee of 12.5 basis points for the 3-year facility, whether or not amounts have been borrowed. The interest rate on borrowings under the credit facility is, at our option, based on (i) a spread over the prevailing London Inter-Bank Offer Rate (“LIBOR”) that is based on our credit rating (“LIBOR loans”) or (ii) on the higher of (a) the prime rate, which is the rate of interest publicly announced by the administrative agent (b) 0.5% plus the Federal funds rate, or (c) LIBOR plus 1% (“ABR loans”).
We have the option at the termination of the 364-day facility to convert any revolving loans outstanding into term loans for an additional year. Term loans can be LIBOR loans or ABR loans and would carry an additional spread of 1.0%.
The credit facility contains certain covenants. The only financial covenant requires that we not exceed indebtedness to cash flow ratio, as defined in the credit facility, of 4 to 1, and this covenant has never been exceeded.

Critical Accounting Estimates
Our accounting policies are described in Note 1 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2009. As discussed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report, we consider an accounting estimate to be critical if it required assumptions to be made that were uncertain at the time the estimate was made and changes in the estimate or different estimates could have a material effect on our results of operations. These critical estimates include those related to revenue recognition, allowance for doubtful accounts and sales returns, prepublication costs, valuation of inventories, valuation of long-lived assets, goodwill and other intangible assets, pension plans, income taxes, incentive compensation and stock-based compensation. We base our estimates on historical experience, current developments and on various other assumptions that we believe to be reasonable under these circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that cannot readily be determined from other sources. There can be no assurance that actual results will not differ from those estimates. Since the date of the Annual Report, there have been no changes to our critical accounting estimates.
Recently Issued or Adopted Accounting Standards
Refer to Note 14 to the unaudited Consolidated Financial Statements for a discussion of certain accounting standards that have been adopted during 2010 and certain accounting standards which we have not yet been required to adopt and may be applicable to our future Consolidated Financial Statements results.
“Safe Harbor” Statement Under the Private Securities Litigation Reform Act of 1995
This section, as well as other portions of this document, includes certain forward-looking statements about our businesses and our prospects, new products, sales, expenses, tax rates, cash flows, prepublication investments and operating and capital requirements. Such forward-looking statements include, but are not limited to: the strength and sustainability of the U.S. and global economy; the duration and depth of the current recession; Educational Publishing’s level of success in 2010 adoptions and in open territories and enrollment and demographic trends; the level of educational funding; the strength of School Education including the testing market, Higher Education, Professional and International publishing markets and the impact of technology on them; the level of interest rates and the strength of the economy, profit levels and the capital markets in the U.S. and abroad; the level of success of new product development and global expansion and strength of domestic and international markets; the demand and market for debt ratings, including corporate issuance, CDO’s, residential and commercial mortgage and asset-backed securities and related asset classes; the continued difficulties in the credit markets and their impact on Standard & Poor’s and the economy in general; the regulatory environment affecting Standard & Poor’s; the level of merger and acquisition activity in the U.S. and abroad; the strength of the domestic and international advertising markets; the strength and the performance of the domestic and international automotive markets; the volatility of the energy marketplace; the contract value of public works, manufacturing and single-family unit construction; the level of political advertising; and the level of future cash flow, debt levels, manufacturing expenses, distribution expenses, prepublication, amortization and depreciation expense, income tax rates, capital, technology, restructuring charges and other expenditures and prepublication cost investment.
Actual results may differ materially from those in any forward-looking statements because any such statements involve risks and uncertainties and are subject to change based upon various important factors, including, but not limited to, worldwide economic, financial, political and regulatory conditions; currency and foreign exchange volatility; the health of debt and equity markets, including interest rates, credit quality and spreads, the level of liquidity, future debt issuances including, corporate issuance, residential and commercial mortgage-backed securities and CDO’s backed by residential mortgages, related asset classes and other asset-backed securities; the implementation of an expanded regulatory scheme affecting Standard & Poor’s ratings and services; the level of funding in the education market (both domestically and internationally); the pace of recovery in advertising; continued investment by the construction, automotive, computer and aviation industries; the successful marketing of new products, and the effect of competitive products and pricing.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no significant changes in our exposure to market risk during the three months ended March 31, 2010. Our exposure to market risk includes changes in foreign exchange rates. We have operations in various foreign countries where the functional currency is primarily the local currency. For international operations that are determined to be extensions of the parent company, the U.S. dollar is the functional currency. For hyper-inflationary economies, the functional currency is the U.S. dollar. In the normal course of business, these operations are exposed to fluctuations in currency values. We typically have naturally hedged positions in most countries from a local currency perspective with offsetting assets and liabilities. As of March 31, 2010, we have entered into an immaterial amount of foreign exchange forwards to hedge the effect of adverse fluctuations in foreign currency exchange rates. We have not entered into any derivative financial instruments for speculative purposes.
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
As of March 31, 2010, an evaluation was performed under the supervision and with the participation of management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the U.S. Securities Exchange Act of 1934). Based on that evaluation, management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2010.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal controls over financial reporting during the most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
See Note 12 — Commitments and Contingencies to our unaudited Consolidated Financial Statements for legal proceedings disclosure that amends the disclosure in our Annual Report for the year ended December 31, 2009.
Item 1a. Risk Factors
There have been no material changes to the risk factors we have previously disclosed in Item 1a-Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2009.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On January 31, 2007 the Board of Directors approved a new stock repurchase program authorizing the purchase of up to 45.0 million shares, which was 12.7% of the total shares of our outstanding common stock at that time. During the first quarter of 2010, we did not repurchase any shares under the 2007 repurchase program. As of March 31, 2010, 17.1 million shares remained available under the 2007 repurchase program. The repurchase program has no expiration date. The repurchased shares may be used for general corporate purposes, including the issuance of shares for stock compensation plans and to offset the dilutive effect of the exercise of employee stock options. Purchases under this program may be made from time to time on the open market and in private transactions, depending on market conditions.
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

THE MCGRAW-HILL COMPANIES, INC.
Date: April 28, 2010	By	/s/ Robert J. Bahash
Robert J. Bahash
Executive Vice President and Chief Financial Officer

Date: April 28, 2010	By	/s/ Kenneth M. Vittor
Kenneth M. Vittor
Executive Vice President and General Counsel

Date: April 28, 2010	By	/s/ Emmanuel N. Korakis
Emmanuel N. Korakis
Senior Vice President and Corporate Controller