Form 10-Q
period 2010-06-30
MCGRAW-HILL COMPANIES INC
filed 2010-07-23
CIK 64040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐       NO ☑
     On July 16, 2010 there were approximately 309.1 million shares of common stock (par value $1.00 per share) outstanding.

The McGraw-Hill Companies, Inc.

Page Number
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Report of Independent Registered Public Accounting Firm	3

Consolidated Statements of Income for the three and six months ended June 30, 2010 and 2009	4

Consolidated Balance Sheets as of June 30, 2010, December 31, 2009 and June 30, 2009	5

Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009	6

Notes to Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures About Market Risk	25

Item 4. Controls and Procedures	25

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	26

Item 1a. Risk Factors	26

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 6. Exhibits	26
EX-15
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
of The McGraw-Hill Companies, Inc.
We have reviewed the consolidated balance sheet of The McGraw-Hill Companies, Inc., as of June 30, 2010, and the related consolidated statements of income for the three-month and six-month periods ended June 30, 2010 and 2009, and the consolidated statements of cash flows for the six-month periods ended June 30, 2010 and 2009. These financial statements are the responsibility of the Company’s management.
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
/s/ ERNST & YOUNG LLP
July 23, 2010

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
The McGraw-Hill Companies, Inc.
Consolidated Statements of Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
Revenue
Product	$545,025	$525,813	$855,847	$815,211
Service	929,031	939,367	1,808,599	1,798,176

Total revenue	1,474,056	1,465,180	2,664,446	2,613,387
Expenses
Operating-related
Product	259,075	268,235	432,058	442,508
Service	301,820	314,270	605,063	628,936

Operating-related expenses	560,895	582,505	1,037,121	1,071,444
Selling and general expenses	547,719	546,126	1,035,690	1,037,437
Depreciation	26,177	28,782	52,125	58,194
Amortization of intangibles	13,007	11,440	22,988	25,644

Total expenses	1,147,798	1,168,853	2,147,924	2,192,719

Income from operations	326,258	296,327	516,522	420,668
Other loss	—	13,849	—	13,849
Interest expense — net	20,840	18,499	42,879	39,090

Income before taxes on income	305,418	263,979	473,643	367,729
Provision for taxes on income	111,172	96,088	172,406	133,853

Net income	194,246	167,891	301,237	233,876
Less: net income attributable to noncontrolling interests	(3,162)	(3,798)	(6,867)	(6,779)

Net income attributable to The McGraw-Hill Companies, Inc.	$191,084	$164,093	$294,370	$227,097

Earnings per common share
Basic	$0.61	$0.53	$0.94	$0.73
Diluted	$0.61	$0.52	$0.94	$0.73

Average number of common shares outstanding:
Basic	311,167	312,226	312,263	311,862
Diluted	313,167	313,033	314,709	312,525

Dividend declared per common share	$0.235	$0.225	$0.47	$0.45
See accompanying notes to the Consolidated Financial Statements.

The McGraw-Hill Companies, Inc.
Consolidated Balance Sheets

	June 30,	December 31,	June 30,
(in thousands)	2010	2009	2009
	(Unaudited)		(Unaudited)
ASSETS
Current assets:
Cash and equivalents	$1,117,827	$1,209,927	$556,131
Short-term investments	26,796	24,602	—
Accounts receivable (net of allowance for doubtful accounts and sales returns)	994,039	969,662	1,049,447
Inventories	339,654	301,229	389,885
Deferred income taxes	289,544	278,414	283,635
Prepaid and other current assets	140,093	152,562	118,124

Total current assets	2,907,953	2,936,396	2,397,222

Prepublication costs (net of accumulated amortization)	425,428	460,843	540,276
Investments and other assets:
Assets for pension benefits	76,962	78,522	57,417
Deferred income taxes	21,782	24,072	53,484
Other	176,719	166,379	171,218

Total investments and other assets	275,463	268,973	282,119

Property and equipment – at cost	1,569,249	1,570,450	1,568,055
Less: accumulated depreciation	(1,023,449)	(990,654)	(984,012)

Net property and equipment	545,800	579,796	584,043

Goodwill and other intangible assets:
Goodwill – net	1,688,646	1,690,507	1,688,748
Indefinite-lived intangible assets	202,065	202,065	202,065
Copyrights – net	138,041	146,239	154,292
Other intangible assets – net	180,630	190,431	209,251

Net goodwill and other intangible assets	2,209,382	2,229,242	2,254,356

Total assets	$6,364,026	$6,475,250	$6,058,016

LIABILITIES AND EQUITY
Current liabilities:
Notes payable	$22	$22	$89,622
Accounts payable	325,029	301,828	285,509
Accrued royalties	48,672	114,157	49,435
Accrued compensation and contributions to retirement plans	342,302	450,673	326,822
Income taxes currently payable	55,073	17,086	75,552
Unearned revenue	1,144,262	1,115,357	1,098,505
Deferred gain on sale-leaseback	11,499	11,236	10,978
Other current liabilities	432,918	441,595	481,170

Total current liabilities	2,359,777	2,451,954	2,417,593

Other liabilities:
Long-term debt	1,197,879	1,197,791	1,197,701
Deferred income taxes	8,971	9,965	3,154
Liability for pension and other postretirement benefits	501,360	511,683	599,081
Deferred gain on sale-leaseback	142,001	147,838	153,542
Other non-current liabilities	234,112	226,842	220,927

Total other liabilities	2,084,323	2,094,119	2,174,405

Total liabilities	4,444,100	4,546,073	4,591,998

Commitments and contingencies (Note 12)
Equity :
Common stock	411,709	411,709	411,709
Additional paid-in capital	45,297	5,125	15,994
Retained income	6,668,804	6,522,613	6,156,140
Accumulated other comprehensive loss	(356,790)	(343,017)	(410,289)
Less: common stock in treasury – at cost	(4,926,074)	(4,749,143)	(4,780,114)

Total equity – controlling interests	1,842,946	1,847,287	1,393,440

Total equity – noncontrolling interests	76,980	81,890	72,578

Total equity	1,919,926	1,929,177	1,466,018

Total liabilities and equity	$6,364,026	$6,475,250	$6,058,016

See accompanying notes to the Consolidated Financial Statements.

The McGraw-Hill Companies, Inc.
Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,
(in thousands)	2010	2009
	(Unaudited)
Operating Activities:
Net income	$301,237	$233,876
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	52,125	58,194
Amortization of intangibles	22,988	25,644
Amortization of prepublication costs	95,226	98,429
Provision for losses on accounts receivable	6,132	15,880
Deferred income taxes	(16,757)	(4,465)
Stock-based compensation	22,990	17,233
Loss on disposition of business	—	13,849
Other	2,360	2,866
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	(42,371)	(1,397)
Inventories	(38,597)	(20,907)
Prepaid and other current assets	(13,025)	(14,221)
Accounts payable and accrued expenses	(141,908)	(207,234)
Unearned revenue	42,776	(6,575)
Other current liabilities	(6,781)	22,389
Net change in prepaid/accrued income taxes	61,493	67,926
Net change in other assets and liabilities	11,646	(7,361)

Cash provided by operating activities	359,534	294,126

Investing Activities:
Investment in prepublication costs	(59,991)	(85,053)
Purchase of property and equipment	(22,085)	(16,898)
Acquisition related contingent payment	(5,000)	—
Proceeds from sale of business	—	9,731
Disposition of property and equipment	5,271	60
Additions to technology projects	(16,906)	(7,671)
Changes in short-term investments	(2,194)	—

Cash used for investing activities	(100,905)	(99,831)

Financing Activities:
Additions to short-term debt, net	—	19,600
Dividends paid to shareholders	(148,178)	(141,750)
Dividends paid to noncontrolling interests	(14,152)	(5,074)
Repurchase of treasury shares	(186,854)	—
Exercise of stock options	26,472	7,108
Excess tax benefits from share-based payments	1,254	10

Cash used for financing activities	(321,458)	(120,106)

Effect of exchange rate changes on cash	(29,271)	10,271

Net change in cash and equivalents	(92,100)	84,460
Cash and equivalents at beginning of period	1,209,927	471,671

Cash and equivalents at end of period	$1,117,827	$556,131

See accompanying notes to the Consolidated Financial Statements.

The McGraw-Hill Companies, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts or as noted)
1.	Basis of Presentation
The accompanying unaudited financial statements of The McGraw-Hill Companies, Inc. (together with its consolidated subsidiaries, the “Company,” “we,” “us” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Rule 10-01 of Regulation S-X. The financial statements included herein should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2009 (the “Annual Report”).

In the opinion of management all normal recurring adjustments considered necessary for a fair statement of the results of the interim periods have been included. The operating results for the three and six months ended June 30, 2010 are not necessarily indicative of results to be expected for the full year due to the seasonal nature of some of our businesses. As a result, we have included the Consolidated Balance Sheet as of June 30, 2009 for comparative purposes. Certain prior-year amounts have been reclassified to conform with current years’ presentation.

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
2.	Comprehensive Income
The following table is a reconciliation of net income to comprehensive income for the periods ended June 30:

	Three Months		Six Months
	2010	2009	2010	2009
Net income	$194,246	$167,891	$301,237	$233,876
Other comprehensive income:
Foreign currency translation adjustment	(11,830)	36,313	(20,024)	19,566
Pension and other postretirement benefit plans, net of tax	6,601	12,102	8,757	12,739
Unrealized (loss) gain on investment, net of tax	(633)	1,889	(168)	1,743

Comprehensive income	188,384	218,195	289,802	267,924
Less: comprehensive income attributable to noncontrolling interests	(3,436)	(6,747)	(9,205)	(7,094)

Comprehensive income attributable to The McGraw-Hill Companies, Inc.	$184,948	$211,448	$280,597	$260,830

3.	Segment and Related Information
We have three reportable segments: McGraw-Hill Education, Financial Services and Information & Media.
•	The McGraw-Hill Education segment is one of the premier global educational publishers serving the elementary and high school, college and university, professional, international and adult education markets.

•	The Financial Services segment operates under the Standard & Poor’s brand. This segment provides services to investors, corporations, governments, financial institutions, investment managers and advisors globally.

•	The Information & Media segment includes broadcast media, products and services that offer business information, insight and analysis.

Operating profit/(loss) by segment is the primary basis for our chief operating decision maker, the Executive Committee, to evaluate the performance of each segment. A summary of operating results by segment for the periods ended June 30 is as follows:

	2010		2009
		Operating		Operating
Three Months	Revenue	Profit	Revenue	Profit
McGraw-Hill Education	$564,980	$51,581	$555,189	$21,008
Financial Services	684,848	264,742	673,788	276,354
Information & Media	224,228	47,504	236,203	14,422

Total operating segments	1,474,056	363,827	1,465,180	311,784

General corporate expense	—	(37,569)	—	(29,306)
Interest expense — net	—	(20,840)	—	(18,499)

Total Company	$1,474,056	$305,418 *	$1,465,180	$263,979 *

*	Income before taxes on income

	2010		2009
		Operating		Operating
Six Months	Revenue	Profit/(Loss)	Revenue	Profit/(Loss)
McGraw-Hill Education	$882,227	$(10,211)	$867,817	$(55,588)
Financial Services	1,351,831	524,758	1,283,942	507,947
Information & Media	430,388	75,333	461,628	17,194

Total operating segments	2,664,446	589,880	2,613,387	469,553

General corporate expense	—	(73,358)	—	(62,734)
Interest expense — net	—	(42,879)	—	(39,090)

Total Company	$2,664,446	$473,643 *	$2,613,387	$367,729 *

*	Income before taxes on income
See Note 4 – Acquisitions and Dispositions, and Note 13 – Restructuring, for actions that impacted the operating results for the segments for the three and six months ended June 30, 2009.
4.	Acquisitions and Dispositions
There were no acquisitions or dispositions by the Company for the three and six months ended June 30, 2010. We did make a $5.0 million contingent payment during the three months ended June 30, 2010 related to an acquisition in 2008. There were no acquisitions by the Company for the three and six months ended June 30, 2009.

In May 2009, we sold our Vista Research, Inc. business which was part of our Financial Services segment. This business was selected for divestiture as it no longer fit within our strategic plans and it has enabled the Financial Services segment to focus on its core business of providing independent research, ratings, data indices and portfolio services. During the quarter ended June 30, 2009, we recognized a pre-tax loss of $13.8 million ($8.8 million after-tax or $0.03 per diluted share), recorded as other loss within the Consolidated Statement of Income.
5.	Stock-Based Compensation
We issue stock-based incentive awards to our eligible employees and Directors under a Director Deferred Stock Ownership Plan and three employee stock ownership plans: the 1987, 1993 and 2002 Employee Stock Incentive Plans. These plans permit the granting of nonqualified stock options, stock appreciation rights, restricted stock awards, performance stock awards, deferred stock and other stock-based awards.

Stock-based compensation for the periods ended June 30 is as follows:

	Three Months		Six Months
	2010	2009	2010	2009
Stock option expense	$6,008	$4,783	$10,326	$11,171
Restricted stock and unit awards expense	8,645	4,620	12,664	6,062

Total stock-based compensation expense	$14,653	$9,403	$22,990	$17,233

The number of common shares issued upon exercise of stock options and the vesting of restricted stock and unit awards are as follows:

	June 30,	December 31,	June 30,
(in thousands)	2010	2009	2009

Stock options exercised	1,048	943	270
Restricted stock and units vested	8	1,430	1,421

Total shares issued	1,056	2,373	1,691

6.	Allowances, Inventories and Accumulated Amortization of Prepublication Costs
The allowances for doubtful accounts and sales returns, the components of inventory and the accumulated amortization of prepublication costs are as follows:

	June 30,	December 31,	June 30,
	2010	2009	2009
Allowance for doubtful accounts	$70,244	$74,193	$70,176

Allowance for sales returns	$137,967	$201,917	$119,610

Inventories:
Finished goods	329,076	290,415	377,320
Work-in-process	2,568	3,858	3,454
Paper and other materials	8,010	6,956	9,111

Total inventories	$339,654	$301,229	$389,885

Accumulated amortization of prepublication costs	$948,449	$1,005,114	$838,384

7.	Debt
A summary of short-term and long-term debt outstanding is as follows:

	June 30,	December 31,	June 30,
	2010	2009	2009
5.375% Senior notes, due 2012 (a)	$399,834	$399,798	$399,763
5.900% Senior notes, due 2017 (b)	399,296	399,248	399,200
6.550% Senior notes, due 2037 (c)	398,560	398,534	398,507
Commercial paper	—	—	89,600
Note payable	211	233	253

Total debt	1,197,901	1,197,813	1,287,323

Less: short-term debt including current maturities	22	22	89,622

Long-term debt	$1,197,879	$1,197,791	$1,197,701

Senior Notes
(a)	As of June 30, 2010, our 2012 senior notes consisted of $400 million principal and an unamortized debt discount of $0.2 million. The 2012 senior notes, when issued in November 2007, were priced at 99.911% with a yield of 5.399%. Interest payments are due semiannually on February 15 and August 15.

(b)	As of June 30, 2010, our 2017 senior notes consisted of $400 million principal and an unamortized debt discount of $0.7 million. The 2017 senior notes, when issued in November 2007, were priced at 99.76% with a yield of 5.933%. Interest payments are due semiannually on April 15 and October 15.

(c)	As of June 30, 2010, our 2037 senior notes consisted of $400 million principal and an unamortized debt discount of $1.4 million. The 2037 senior notes, when issued in November 2007, were priced at 99.605% with a yield of 6.580%. Interest payments are due semiannually on May 15 and November 15.
The fair value of the Company’s long-term borrowings was approximately $1.3 billion at June 30, 2010 and was estimated based on quoted market prices. We paid interest on our debt totaling $24.9 million and $25.0 million for the three months ended June 30, 2010 and 2009, respectively, and $35.7 million and $35.8 million during the six months ended June 30, 2010 and 2009, respectively.

Additional Financing

Currently, we have the ability to borrow additional funds through our commercial paper program, which is supported by our credit facility. Historically, we have also had the ability to borrow additional funds through Extendible Commercial Notes (“ECNs”) and a promissory note. However, in the current credit environment the market for ECNs and financing through our promissory note are not available and, as such, we have no short-term plans to utilize these sources for additional funds. As of June 30, 2010 and December 31, 2009, we have not utilized any of these sources for additional funds. As of June 30, 2009, we have only borrowed under the commercial paper program.

Commercial Paper Program

The size of our total commercial paper program is $1.2 billion and is supported by the revolving credit agreements described below. Commercial paper borrowings outstanding at June 30, 2009 totaled $89.6 million, with an average interest rate and average term of 0.2% and 13 days, respectively. These borrowings are classified as current notes payable in the consolidated balance sheet as of June 30, 2009.

Credit Facility

Our credit facility serves as a backup facility for short-term financing requirements that normally would be satisfied through the commercial paper program. Our combined credit facility totals $1.2 billion and consists of two separate tranches, a $433.3 million 364-day facility that will terminate on August 13, 2010 and a $766.7 million 3-year facility that will terminate on September 12, 2011. Based on our credit rating, we currently pay a commitment fee of 12.5 basis points for the 364-day facility and a commitment fee of 10 basis points for the 3-year facility, whether or not amounts have been borrowed. The interest rate on borrowings under the credit facility is, at our option, based on (i) a spread over the prevailing London Inter-Bank Offer Rate (“LIBOR”) that is based on our credit rating (“LIBOR loans”) or (ii) on the higher of (a) the prime rate, which is the rate of interest publicly announced by the administrative agent (b) 0.5% plus the Federal funds rate, or (c) LIBOR plus 1% (“ABR loans”).

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

Extendible Commercial Notes (“ECNs”)

We have the capacity to issue ECNs of up to $240 million, provided that sufficient investor demand for the ECNs exists. ECNs replicate commercial paper, except that we have an option to extend the note beyond its initial redemption date to a maximum final maturity of 390 days. However, if exercised, such an extension is at a higher reset rate, which is at a predetermined spread over LIBOR and is related to our commercial paper rating at the time of extension. As a result of the extension option, no backup facilities for these borrowings are required. As is the case with commercial paper, ECNs have no financial covenants. As of June 30, 2010, we have no borrowings outstanding and have no short-term plans to utilize ECNs for additional funds.

Promissory Note

On April 19, 2007, we signed a promissory note with one of our providers of banking services to enable us to borrow additional funds, on an uncommitted basis, from time to time to supplement our commercial paper and ECN borrowings. The specific terms (principal, interest rate and maturity date) of each borrowing governed by this promissory note are determined on the borrowing date of each loan. These borrowings have no financial covenants. As of June 30, 2010, we have no borrowings outstanding and have no short-term plans to utilize our promissory note for additional funds.

Share Repurchases

In the second quarter of 2010, cash was utilized to repurchase approximately 6.5 million shares for $186.9 million.
8.	Common Shares Outstanding
The weighted average number of shares used for calculating basic and diluted earnings per common share for the periods ended June 30 is as follows:

	Three Months		Six Months
(in thousands)	2010	2009	2010	2009

Average number of common shares outstanding — basic	311,167	312,226	312,263	311,862
Effect of stock options and other dilutive securities	2,000	807	2,446	663

Average number of common shares outstanding — dilutive	313,167	313,033	314,709	312,525

The computation of diluted earnings per share excludes certain restricted performance shares outstanding and certain stock options outstanding.

Restricted performance shares outstanding of 3.4 million and 3.7 million at June 30, 2010 and 2009, respectively, were not included in the computation of diluted earnings per common share because the necessary vesting conditions have not yet been met.

The effect of the potential exercise of stock options is excluded from the computation of diluted earnings per share when the average market price of the common stock is lower than the exercise price of the related option during the period because the effect would have been antidilutive. For the three months ended June 30, 2010 and 2009, the number of stock options excluded from the computation was 24.4 million and 26.3 million, respectively, and 23.8 million and 29.4 million for the six months ended June 30, 2010 and 2009, respectively.
9.	Retirement Plans and Postretirement Healthcare and Other Benefits
We have a number of defined benefit pension plans and defined contribution plans covering substantially all employees. Our primary pension plan is a noncontributory plan under which benefits are based on employee career employment compensation. We also have unfunded non-U.S. and supplemental benefit plans. The supplemental benefit plans provide senior management with supplemental retirement, disability and death benefits. In addition, we sponsor voluntary 401(k) plans under which we may match employee contributions up to certain levels of compensation as well as profit-sharing plans under which we contribute a percentage of eligible employees’ compensation to the employees’ accounts. We also provide certain medical, dental and life insurance benefits for retired employees and eligible dependents. The medical and dental plans are contributory while the life insurance plan is non-contributory.

A summary of net periodic benefit cost for our defined benefit plans and postretirement healthcare and other benefits plan for the periods ended June 30 is as follows:

	Three Months		Six Months
	2010	2009	2010	2009

Pension Benefits
Service cost	$14,363	$14,373	$30,550	$28,795
Interest cost	23,179	21,295	46,915	42,881
Expected return on plan assets	(27,760)	(26,196)	(55,685)	(52,169)
Amortization of prior service credit	4	(68)	(78)	(129)
Amortization of actuarial loss	3,632	1,059	7,392	2,714

Net periodic benefit cost	$13,418	$10,463	$29,094	$22,092

Postretirement Healthcare and Other Benefits
Service cost	$596	$562	$1,237	$1,260
Interest cost	1,654	2,046	3,670	4,208
Amortization of prior service credit	(297)	(297)	(593)	(593)
Amortization of actuarial gain	(143)	—	—	—

Net periodic benefit cost	$1,810	$2,311	$4,314	$4,875

The amortization of prior service credit and amortization of loss for the periods ended June 30, 2010 and 2009, included in the above table, have been included in other comprehensive income, net of tax.

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
The effect of the assumption changes on pension and other postretirement healthcare expense for the three and six months ended June 30, 2010 and 2009 did not have a material effect on earnings per share.

In 2010, we contributed $14.1 million to our retirement plans, primarily related to our U.K. retirement plan. Additionally, for the rest of 2010 we expect to contribute approximately $13.9 million to our retirement plans.

10.	Sale-Leaseback
In December 2003, we sold our 45% equity investment in Rock-McGraw, Inc., which owns our headquarters building in New York City, and remained an anchor tenant of what continues to be known as The McGraw-Hill Companies building by concurrently leasing back space through 2020. As of June 30, 2010, we leased approximately 17% of the building space. Proceeds from the disposition were $382.1 million and the sale resulted in a pre-tax gain, net of transaction costs, of $131.3 million ($58.4 million after-tax) upon disposition. Due to our continued involvement in the building it was determined that we did not qualify for sale-leaseback accounting and, as a result, a pre-tax gain of $212.3 million ($126.3 million after-tax) was deferred upon the disposition in 2003. This gain is being amortized over the remaining lease term as a reduction in rent expense. For the three and six months ended June 30, 2010, $4.6 million and $9.2 million was amortized, respectively, reducing the deferred gain to $153.5 million. Interest expense associated with our operating lease for the three and six months ended June 30, 2010 is $1.8 million and $3.6 million, respectively.
11.	Income Taxes
For the three and six months ended June 30, 2010 and 2009, the effective tax rate was 36.4%.

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

In connection with the Reese class action, the Court granted a motion by plaintiffs permitting the plaintiffs to amend the complaint on June 29, 2010 and the Second Amended Complaint was filed on July 1, 2010.

In connection with the Patrick Gearren, et al and the Sullivan class actions both plaintiffs have filed appeals from the dismissals of their actions.

In connection with the Teamsters Allied Benefit Funds v. Harold McGraw III, et al derivative action on March 11, 2010 the Court granted the Company’s motion to dismiss the complaint, and on March 23, 2010, after the plaintiffs’ time to file an amended complaint expired, the Court directed the clerk to close the case.
13.	Restructuring
2009 Restructuring

During the second quarter 2009, we initiated a restructuring plan that included a realignment of select business operations within the McGraw-Hill Education segment to further strengthen our position in the market by creating a market focused organization that enhances our ability to address the changing needs of our customers. Additionally, we continued to implement restructuring plans related to a limited number of our business operations to contain costs and mitigate the impact of the current and expected future economic conditions. We recorded a pre-tax restructuring charge of $24.3 million, consisting primarily of employee severance costs related to a workforce reduction of approximately 550 positions. This charge consisted of $14.0 million for McGraw-Hill Education, $4.5 million for Financial Services and $5.8 million for Information & Media. In addition, during the second quarter 2009, we revised our estimate of previously recorded restructuring charges and reversed $9.1 million, consisting of $2.4 million for McGraw-Hill Education, $4.9 million for Financial Services and $1.8 million for Information & Media. The net after-tax charge recorded was $9.7 million, or $0.03 per diluted share and was classified as selling and general expenses within the consolidated statement of income.

For the three and six months ended June 30, 2010, we have paid $3.1 million and $8.4 million, respectively, related to the 2009 restructuring, consisting of employee severance costs. The remaining reserve at June 30, 2010 is $4.6 million and is included in other current liabilities.

2008 Restructuring

During 2008, we continued to implement restructuring plans related to a limited number of business operations to contain costs and mitigate the impact of the current and expected future economic conditions. We recorded a pre-tax restructuring charge of $73.4 million, consisting primarily of employee severance costs related to a workforce reduction of approximately 1,045 positions. This charge consisted of $25.3 million for McGraw-Hill Education, $25.9 million for Financial Services, $19.2 million for Information & Media and $3.0 million for Corporate. The after-tax charge recorded was $45.9 million, or $0.14 per diluted share and was classified as selling and general expenses within the consolidated statement of income.

For the three and six months ended June 30, 2010, we have paid $1.0 million and $3.5 million, respectively, related to the 2008 restructuring, consisting primarily of employee severance costs. The remaining reserve at June 30, 2010 is $5.6 million and is included in other current liabilities.

2006 Restructuring

During 2006, we recorded a pre-tax restructuring charge of $31.5 million, consisting primarily of vacant facilities and employee severance costs related to the elimination of 700 positions. This charge consisted of $16.0 million for McGraw-Hill Education, $8.7 million for Information & Media and $6.8 million for Corporate. The after-tax charge recorded was $19.8 million, or $0.06 per diluted share and was classified as selling and general expenses within the consolidated statement of income.

For the three and six months ended June 30, 2010, we have paid $0.4 million and $0.8 million, respectively, related to the 2006 restructuring, consisting of facility costs. The remaining reserve at June 30, 2010, which consists of facilities costs, is $5.8 million and is payable through 2014.
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
The following Management Discussion and Analysis (“MD&A”) provides a narrative of the results of operations and financial condition of The McGraw-Hill Companies, Inc. (together with its consolidated subsidiaries, the “Company,” “we,” “us” or “our”) for the three and six months ended June 30, 2010. The MD&A should be read in conjunction with the Consolidated Financial Statements, accompanying notes and MD&A included in our Annual Report on Form 10-K for the year ended December 31, 2009. The MD&A includes the following sections:
•	Overview

•	Results of Operations – Comparing Three and Six Months Ended June 30, 2010 and 2009

•	Liquidity and Capital Resources

•	Critical Accounting Estimates

•	Recently Issued or Adopted Accounting Standards

•	“Safe Harbor” Statement Under the Private Securities Litigation Reform Act of 1995
Overview
We are a leading global information services provider serving the education, financial services and business information markets with information products and services. Other markets include energy; automotive; construction; aerospace and defense; broadcasting; and marketing information services. The operations consist of three business segments: McGraw-Hill Education (“MHE”), Financial Services and Information & Media (“I&M”). As the customers of our businesses vary, we manage and assess the performance of our business based on the performance of our segments. Based on this approach and the nature of our operations, the discussion of results generally focuses around our three segments versus distinguishing between products and services.

	Three Months			Six Months
	2010	2009	% Favorable	2010	2009	% Favorable
Revenue	$1,474,056	$1,465,180	0.6%	$2,664,446	$2,613,387	2.0%
Operating profit *	$363,827	$311,784	16.7%	$589,880	$469,553	25.6%
% Operating margin	24.7%	21.3%		22.1%	18.0%

*	Operating profit is income before taxes on income, interest expense and corporate expense.
Three Months
Revenue increased at our MHE and Financial Services segments and declined at our I&M segment. Operating profit improved at our MHE and I&M segments and declined at our Financial Services segment.
•	MHE revenue improved 1.8% and operating profit improved significantly, primarily due to increases at Higher Education for both print and digital product, and increases at School Education Group in the adoption states. These increases were partially offset by declines in School Education Group related to open territory sales and custom testing revenue due to the discontinuation of several contracts.

•	Financial Services revenue increased 1.6% and operating profit decreased 4.2%, primarily driven by increases in our index services, ratings services and growth at Capital IQ. These increases were partially offset by declines in structured finance and investment research products.

•	I&M revenue declined 5.1% and operating profit improved significantly compared to the prior year, primarily driven by the divesture of BusinessWeek in December 2009. Offsetting this revenue decline was continued growth in our global commodities products related to oil and natural gas. Also offsetting the decline was an increase in non-auto sectors due to growth in syndicated research studies.
Foreign exchange rates had favorable impacts of $3.4 million on revenue and $6.8 million on operating profit.
Six Months
Revenue increased at our MHE and Financial Services segments and declined at our I&M segment. Operating profit/(loss) improved at all three of our segments.
•	MHE revenue and operating loss improved 1.7% and 81.6%, respectively, primarily due to increases at Higher Education for both print and digital product, increases at School Education Group in the adoption states and increases in formative assessment programs. The increases were partially offset by declines in School Education Group related to open territory sales and custom testing revenue due to the discontinuation of several contracts.

•	Financial Services revenue and operating profit increased 5.3% and 3.3%, respectively. Revenue increases were largely due to growth in transaction revenues driven by high-yield corporate bond issuance. Credit ratings-related information products such as RatingsXpress and RatingsDirect also contributed strong growth as compared to the prior year. Additional growth occurred at Capital IQ. These increases were partially offset by declines in structured finance and in investment research products.

•	I&M revenue declined 6.8% and operating profit improved significantly compared to the prior year, primarily driven by the divesture of BusinessWeek and decreases in our construction businesses. Offsetting this revenue decline was continued growth in our global commodities products related to oil and natural gas.
Foreign exchange rates had favorable impacts of $21.3 million on revenue and $3.3 million on operating results.
Results of Operations – Comparing Three and Six Months Ended June 30, 2010 and 2009
Consolidated Review

	Three Months			Six Months
			% Favorable			% Favorable
	2010	2009	(Unfavorable)	2010	2009	(Unfavorable)
Revenue
Product	$545,025	$525,813	3.7%	$855,847	$815,211	5.0%
Service	$929,031	$939,367	(1.1%)	$1,808,599	$1,798,176	0.6%

Operating-related expenses
Product	$259,075	$268,235	3.4%	$432,058	$442,508	2.4%
Service	$301,820	$314,270	4.0%	$605,063	$628,936	3.8%

Selling and general expenses	$547,719	$546,126	(0.3%)	$1,035,690	$1,037,437	0.2%

Total expenses	$1,147,798	$1,168,853	1.8%	$2,147,924	$2,192,719	2.0%

Interest expense — net	$20,840	$18,499	(12.7%)	$42,879	$39,090	(9.7%)

Net income attributable to The McGraw-Hill Companies, Inc.	$191,084	$164,093	16.4%	$294,370	$227,097	29.6%

Diluted EPS	$0.61	$0.52	17.3%	$0.94	$0.73	28.8%
Product revenue and expenses consist of educational and information products, primarily books, magazine circulations and syndicated study programs in our MHE and I&M segments. Service revenue and expenses consist of our Financial Services segment, service assessment contracts in our MHE segment and information-related services and advertising in our I&M segment.
Revenue
Three Months
Product revenue increased primarily due to increases at MHE for both print and digital product in Higher Education and increases in the adoption states. Service revenue decreased slightly, primarily due to a decline in custom testing revenue at MHE due to the discontinuation of contracts. This was partially offset by increases in our index services, ratings services and growth at Capital IQ. The divestiture of BusinessWeek at I&M impacted both product and service revenue.
Six Months
Product revenue increased primarily due to increases at MHE for both print and digital product in Higher Education and increases in the adoption states. Service revenue increased slightly, primarily due to growth in transaction revenues driven by high-yield corporate bond issuance, index services, credit-ratings related information products such as RatingsXpress and RatingsDirect, and Capital IQ. Increases for both product and service revenue were offset primarily by the divestiture of BusinessWeek at I&M.
Expenses
Three Months
Product and service operating expenses decreased primarily due to productivity improvements and cost-saving initiatives. Service operating expenses were also impacted by the divestiture of BusinessWeek at I&M.
Selling and general expenses increased slightly due to increased marketing costs at MHE, as well as higher stock-based compensation as compared to the prior year. This increase was partially offset by the benefits of cost-saving initiatives and the divestiture of BusinessWeek at I&M.
During the second quarter of 2009, we initiated a restructuring plan that included a realignment of select business operations within the MHE segment to further strengthen their position in the market by creating a market focused organization that enhances its ability to address the changing needs of their customers. Additionally, we continued to implement restructuring plans related to a limited number of our business operations to contain costs and mitigate the impact of the current and expected future economic conditions.

We recorded a pre-tax restructuring charge of $24.3 million, consisting primarily of employee severance costs related to a workforce reduction of approximately 550 positions. In addition, during the second quarter of 2009, we revised our estimate for previously recorded restructuring charges and reversed approximately $9.1 million. The net pre-tax charge recorded was $15.2 million ($9.7 million after-tax, or $0.03 per diluted share) and was classified as selling and general expenses within the Consolidated Statement of Income.
Net interest expense increased primarily due to a reversal of interest expense on uncertain tax positions in Germany that occurred in the three months ended June 30, 2009.
Six Months
Product and service operating expenses decreased due to the factors noted above for the quarter.
Selling and general expenses decreased slightly as compared to the prior year as the benefits of cost-saving initiatives and the divestiture of BusinessWeek were partially offset by higher cost associated with increased sales as well as the restructuring costs as noted above for the quarter.
Net interest expense increased primarily due to the reversal of interest expense as noted above for the quarter, as well as lower international interest income from our investments.
Other Items
In May 2009, we sold our Vista Research, Inc. business which was part of our Financial Services segment. During the second quarter of 2009, we recognized a pre-tax loss of $13.8 million ($8.8 million after-tax, or $0.03 per diluted share), recorded as other loss within the Consolidated Statement of Income. This business was selected for divestiture, as it no longer fit within our strategic plans. This divestiture enabled our Financial Services segment to focus on its core business of providing independent research, ratings, data indices and portfolio services. The impact of this divestiture on comparability of results is immaterial.
For the three and six months ended June 30, 2010 and 2009, the effective tax rate was 36.4%. We incurred transfer taxes of $35.4 million in the first quarter of 2010 resulting from a legal entity reorganization in our European operations to comply with recent regulation that will be offset in subsequent reporting periods and will not impact the effective tax rate. Therefore, we expect the effective tax rate to be at 36.4% for the remainder of the year absent the potential impact of numerous factors including intervening audit settlements, changes in federal, state or foreign law and changes in the geographical mix of our income.
Segment Review
McGraw-Hill Education

	Three Months			Six Months
			% Favorable			% Favorable
	2010	2009	(Unfavorable)	2010	2009	(Unfavorable)
Revenue
School Education Group	$324,912	$338,568	(4.0%)	$436,498	$461,215	(5.4%)
Higher Education, Professional and International	240,068	216,621	10.8%	445,729	406,602	9.6%

Total revenue	$564,980	$555,189	1.8%	$882,227	$867,817	1.7%

Operating profit (loss)	$51,581	$21,008	N/M	$(10,211)	$(55,588)	81.6%
% Operating margin	9.1%	3.8%		(1.2%)	(6.4%)

*	N/M indicates not meaningful.
Revenue and operating income for our MHE segment reflect the seasonal nature of some of our educational publishing businesses, with the first quarter being the least significant and the third quarter being the most significant.
Foreign exchange rates had favorable impacts of $3.3 million on revenue and $2.3 million on operating profit for the quarter, and a favorable impact of $9.1 million on revenue and an immaterial impact on operating loss for the six months.
Also impacting results was the restructuring plan initiated during the second quarter of 2009 that resulted in a net pre-tax restructuring charge recorded for the three and six months ended June 30, 2009 of $11.6 million.

Revenue
School Education Group (“SEG”)
Three Months
Revenue decreased compared to the prior year, primarily as the result of a decline in open territory sales and a decline in custom testing revenue due to the discontinuation of contracts for work in Arizona and Florida. Revenue in the current quarter was also impacted by revenue deferrals for Texas K-12 orders that will be shipped during the third quarter of 2010. Offsetting these decreases was an increase in revenue in the adoption states.
•	SEG’s overall sales in the adoption states increased from the prior-year quarter, primarily due to increased K-12 sales for reading and literature in Texas, which did not adopt new materials in the prior year. Also contributing to the increase were higher sales in Florida, which is purchasing K-12 math in 2010 after a lighter adoption year in 2009. Offsetting this growth were reductions in new and residual sales in California; lower adoption sales in Indiana, where many districts have postponed purchasing; and in South Carolina, where scheduled high-school math adoption was not funded.

•	SEG’s sales in the open territory decreased from the comparable prior-year quarter due to lower sales in Illinois, which suspended its textbook loan program, and declines in Ohio and Kansas.
Six Months
Revenue decreased compared to the prior year as declines in open territory sales and custom testing revenue which did not repeat due to the discontinuation of contracts in Florida, California and Arizona, were partially offset by increases in adoption state sales, as well as growth in revenue for the Acuity formative assessment program. Also contributing to the decrease were revenue deferrals as noted above for the quarter.
•	In the K-12 market, new basal programs are implemented at the beginning of the fall term, and therefore the majority of the purchasing is done in the second and third quarters. However, budget pressures exist in many states that could prevent districts from buying materials.

•	SEG’s overall sales in the adoption states increased and sales in the open territory decreased from the comparable prior-year period due to the factors noted above for the quarter.
Higher Education, Professional and International
Three Months
Higher Education increased for both print and digital products, driven by higher enrollments in the current academic year and by double-digit growth at three of our four subject-area imprints (Science, Engineering and Mathematics; Business and Economics; and Humanities, Social Science and Languages), while Career Education grew modestly.
•	Key titles contributing to the performance in the quarter included Shier, Hole’s Essentials of Human Anatomy and Physiology, 12/e; Sanderson, Computers in the Medical Office, 6/e; Nickels, Understanding Businesses, 9/e; Knorre, Puntos de Partida, 8/e; and Lucas, The Art of Public Speaking, 10/e .

•	Digital growth was driven by the continued success of the Homework Management product line, which also includes assessment and tutoring products. E-book revenue also increased over the comparable prior-year period as we expanded both the number of titles available and the number of channels through which we sell our E-books.
Professional increased slightly over the comparable prior-year period due to increases in net book publishing sales as actual returns were significantly lower than the comparable prior-year quarter. Growth in digital revenue, primarily from digital subscription products, also contributed to the increase.
International increased slightly over the comparable prior-year period, driven by the favorable impact of foreign exchange rates. Also contributing to the increase were higher sales in Asia as a result of Higher Education sales in Southeast Asia and Korea, and in Latin America as a result of growth in Mexico.
Six Months
Higher Education increased for both print and digital products, driven by higher enrollments in the current academic year and by strong publication lists and attractive new digital offerings at all four subject-area imprints. Digital growth was driven by the continued success of the Homework Management product line, which included new releases on the improved and enhanced Connect platform. E-book revenue also increased over the comparable prior-year period.
Professional increased slightly over the comparable prior-year period due to the factors noted above for the quarter.

International increased over the comparable prior-year period, driven by the favorable impact of foreign exchange rates. The increase was also a result of gains in the Middle East and Africa from large orders placed by international non-profit organizations, and in Asia as noted above for the quarter. These gains were offset by declines in other international markets.
Operating Profit/(Loss)
In the second quarter of 2010, operating profit for MHE improved, primarily due to the strong growth in Higher Education sales combined with lower expenses at SEG due to productivity improvements, cost-saving initiatives and reduced plant amortization. The realignment of several business operations within the segment that occurred during the second quarter of 2009 also contributed to the increase.
In the first six months of 2010, operating loss for MHE improved, primarily due to the increase in Higher Education sales combined with lower expenses at SEG due to productivity improvements, cost-saving initiatives and the realignment of several business operations within the segment as noted above.
Industry Highlights and Outlook
According to statistics compiled by the Association of American Publishers, total net sales of elementary and secondary instructional materials increased by 5.3% through May 2010 compared to the same period in 2009. Sales in adoption states for the industry increased by 8.7% compared to the prior year, while sales in open territory states increased by 2.6%. Beginning in 2010, basal and supplemental sales are no longer being reported separately due to the increasing overlap between these types of products and their markets.
The environment for 2010 is positive as the total available state new adoption market in 2010 is currently estimated at between $825 million and $875 million, depending on state funding levels, compared to approximately $500 million in 2009. In addition, total U.S. PreK-12 enrollment for 2009-2010 is estimated at nearly 56 million students, up slightly from 2008-2009, according to the National Center for Education Statistics.
The key adoption opportunities in 2010 are K-12 reading and literature in Texas and K-12 math in Florida. Although spending levels remain uncertain given the state’s budget issues, second-year purchasing of K-8 reading and literature and third-year purchasing of K-8 math in California are also anticipated.
Financial Services

	Three Months			Six Months
			% Favorable
	2010	2009	(Unfavorable)	2010	2009	% Favorable
Revenue
Credit Market Services	$457,875	$457,404	0.1%	$909,330	$848,754	7.1%
Investment Services	226,973	216,384	4.9%	442,501	435,188	1.7%

Total revenue	$684,848	$673,788	1.6%	$1,351,831	$1,283,942	5.3%

Operating profit	$264,742	$276,354	(4.2%)	$524,758	$507,947	3.3%
% Operating margin	38.7%	41.0%		38.8%	39.6%
Foreign exchange rates had an immaterial impact on revenue and a favorable impact of $5.2 million on operating profit for the quarter, and favorable impacts of $11.6 million on revenue and $5.0 million on operating profit for the six months.
Revenue
Credit Market Services
Three Months
Credit Market Services revenue was relatively flat compared to the prior year as increases in corporate industrial ratings and credit ratings-related information products were partially offset by declines in structured finance. Corporate industrial ratings increased primarily due to growth in transaction revenue driven by increased bank loan ratings and robust high-yield corporate bond issuance in the beginning of the quarter. The decrease in financial institution ratings resulted primarily from reduced debt issuance. Structured finance decreased in both the U.S. and Europe as both issuers and investors contemplate the market impact of pending changes in the regulatory environment. In addition, there were a reduced number of restructurings of existing mortgage-backed securities (re-REMIC transactions) and lower issuance in the U.S. of asset-backed securities. Also, the European sovereign debt crisis impacted market liquidity and there was a decline in central bank sponsored repurchase agreement activity.

Revenue derived from non-transaction related sources decreased slightly compared to the second quarter of 2009. Offsetting the decrease were increases in credit ratings-related information products such as RatingsXpress and RatingsDirect, which continue to have strong growth in the quarter as compared to the prior year. Non-transaction related revenue represented 67.1% of total Credit Market Services revenue for the second quarter of 2010, down slightly from 67.9% for the second quarter of 2009.
Six Months
Credit Market Services revenue increased compared to the prior year, primarily due to growth in transaction revenues driven by robust high-yield corporate bond issuance and increases in credit ratings-related products, partially offset by decreases in structured finance.
Revenue derived from non-transaction related sources increased compared to the first six months of 2009, primarily as a result of growth in annual fees and subscription revenue. Credit ratings-related information products such as RatingsXpress and RatingsDirect, had strong growth in their subscription base in the first half of 2010 as compared to prior year. Non-transaction related revenue represented 67.0% of total Credit Market Services revenue for the first six months of 2010 down from 69.6% for the first half of 2009 due to transaction revenue growing at a higher rate than non-transaction revenue in the first half of 2010.
Investment Services
Three Months
Investment Services revenue increased compared to the prior year, primarily driven by increases in our index services and growth at Capital IQ, partially offset by declines in investment research products. Specifically, index services increased mainly due to growth in exchange traded derivatives resulting from higher trading volumes and growth in exchange-traded fund (“ETF”) products as 32 new ETF’s were launched in the quarter. Capital IQ continues to grow the number of new clients and their cancellations have decreased. The number of Capital IQ clients at June 30, 2010 increased 13.9% from the comparable prior-year period. Offsetting these increases were decreases in investment research products, primarily resulting from the expiration of the Independent Equity Research settlement at the end of July 2009.
Six Months
Investment Services revenue increased slightly compared to the prior year due to the factors noted above for the quarter. Revenue was also impacted by the divestiture of Vista Research in May 2009.
Operating Profit
Operating profit decreased for the second quarter of 2010, primarily due to declines in structured finance as noted above.
Operating profit increased for the first six months of 2010, primarily due the growth in transaction revenue and increases in our index services, partially offset by declines in structured finance and investment research products as noted above.
Issuance Volumes
We monitor issuance volumes as an indicator of trends in transaction revenue streams within Credit Market Services. The following tables depict changes in issuance levels as compared to the prior year, based on Thomson Financial, Harrison Scott Publications and Standard & Poor’s internal estimates.

	Second Quarter		Year-to-Date
	Compared to Prior Year		Compared to Prior Year
Structured Finance	U.S.	Europe	U.S.	Europe
Residential Mortgage-Backed Securities (“RMBS”)	(66.7%)	353.6%	(46.6%)	897.2%
Commercial Mortgage-Backed Securities (“CMBS”)	276.4%	(32.6%)	578.2%	232.6%
Collaterized Debt Obligations (“CDO”)	46.2%	*	60.4%	568.9%
Asset-Backed Securities (“ABS”)	(44.3%)	93.3%	6.2%	52.8%
Total New Issue Dollars — Structured Finance	(43.0%)	273.0%	(0.3%)	487.7%

*	The percentage change cannot be calculated as the result of no material issuance during the second quarter of 2009 for Europe CDO ($0.7 billion in 2010 vs. no material issuance in 2009).
•	RMBS volume is down in the U.S. in the quarter and year-to-date due to lower re-REMIC activity. Additionally, the average transaction size has decreased significantly from the prior year.

•	European RMBS issuance was up substantially from the very depressed levels in the prior year, but consisted primarily of covered bond issuance from financial institutions.

•	CMBS issuance is up in Europe for the six months and in the U.S. for the three and six months compared to no material issuance in the prior year.

•	CDO asset classes experienced greater demand in the quarter and year as a result of increased activity in leveraged funds from refinancing activity and the close of several structured credit transactions. However, the current year’s percentage increase is calculated from a low base in the comparable prior-year period.

•	ABS issuance in the U.S. is down for the second quarter of 2010 when compared to the prior year, primarily driven by reductions in credit card volumes due to concerns regarding recent changes in accounting and potential pending regulatory changes, which could increase the economic cost of securitization.

•	European ABS growth was primarily a result of a lower base in the comparable prior-year period.

	Second Quarter		Year-to-Date
	Compared to Prior Year		Compared to Prior Year
Corporate Issuance	U.S.	Europe	U.S.	Europe
High-Yield Issuance	(7.1%)	364.0%	82.0%	594.9%
Investment Grade	(62.6%)	(64.0%)	(56.1%)	(38.8%)
Total New Issue Dollars — Corporate Issuance	(52.9%)	(61.1%)	(42.3%)	(36.0%)
•	Corporate issuance decreased in the second quarter in both the U.S. and Europe compared to the comparable prior-year period as fears and disruptions generated by the European sovereign debt crisis unsettled global markets. However, corporate high-yield debt issuance increased in both the U.S. and Europe for the current six-month period as the result of very strong issuance for the first four months of the current year due to increased activity in refinancing and a modest rebound in debt-financed mergers and acquisitions.
Industry Highlights and Outlook
Activity in the first half of 2010 has been driven by refinancing as companies are exhibiting prudent capital management and are taking advantage of low underlying interest rates and increased investor demand for new issues. Corporate issuance levels in the second half of 2010 will depend on re-establishing stability in the wake of the European sovereign debt crisis, which has reduced the number of opportunistic financings experienced earlier this year. However, a significant amount of debt maturities in 2010 remain to be refinanced by companies in the second half of the year. In addition, mergers and acquisition activity is projected to recover somewhat and the overall cost of financing should remain at attractive levels for most of the year.
Global new issue credit spreads increased during the second quarter as the result of the market conditions in Europe. As the market conditions stabilize and spreads tighten, it will be more attractive for issuers to access the capital markets. The Federal Reserve noted in June of 2010 that it will continue to keep interest rates exceptionally low for an extended period, which should keep the current liquidity conditions intact in the corporate credit market.
Although the ABS market continued to strengthen during the first half of 2010, this trend may slow as the year progresses as the market adjusts to new and proposed rules and regulations from the Federal Deposit Insurance Corporation (“FDIC”), Financial Accounting Standards Board (“FASB”) and Securities and Exchange Commission (“SEC”), which may increase the cost of securitization for issuers going forward.
In addition, we anticipate slow and gradual improvement among the RMBS and CMBS asset classes as we progress throughout 2010, as long as the economic recovery remains on track and the capital markets remain stable.
Regulatory Environment
The following amends the Legal and Regulatory Environment disclosure for our Financial Services segment in our Annual Report on Form 10-K for the year ended December 31, 2009.
On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”) which, among other things, will impose new requirements and standards on credit rating agencies, including NRSROs, which may result in an increase in the Company’s costs for regulatory compliance. The Act also amends the law that establishes pleading standards in securities fraud suits brought against credit rating agencies under the Securities Exchange Act of 1934. The change in the pleading standards may result in increased litigation costs for the Company; however, the law does not amend the liability standard in such lawsuits which continues to be the same standard applicable to all defendants.

We have reviewed the new laws, regulations and rules which have been adopted and have implemented, or are planning to implement, changes as required. Although it is difficult to predict the full impact of the Act, we do not currently believe that the Act or other adopted laws, regulations or rules will have a materially adverse effect on the Company’s financial condition or results of operations. Other laws, regulations and rules relating to credit rating agencies are being considered by local, national, foreign and multinational bodies and are likely to continue to be considered in the future. The impact on us of the adoption of any such laws, regulations or rules remains uncertain.
Legal Proceedings
See Note 12 — Commitments and Contingencies to our unaudited Consolidated Financial Statements for legal proceedings disclosure that amends the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2009.
Information & Media

	Three Months			Six Months
			% Favorable			% Favorable
	2010	2009	(Unfavorable)	2010	2009	(Unfavorable)
Revenue
Business-to-Business	$198,927	$215,800	(7.8%)	$386,411	$422,943	(8.6%)
Broadcasting	25,301	20,403	24.0%	43,977	38,685	13.7%

Total revenue	$224,228	$236,203	(5.1%)	$430,388	$461,628	(6.8%)

Operating profit	$47,504	$14,422	N/M	$75,333	$17,194	N/M
% Operating margin	21.2%	6.1%		17.5%	3.7%

*	N/M indicates not meaningful.
Foreign exchange rates had an immaterial impact on revenue and an unfavorable impact of $0.7 million on operating profit for the quarter, and a favorable impact of $0.6 million on revenue and an unfavorable impact of $1.6 million on operating profit for the six months.
Also impacting results was the restructuring plan initiated during the second quarter of 2009 that resulted in a net pre-tax restructuring charge recorded for the three and six months ended June 30, 2009 of $4.0 million.
Revenue
Business-to-Business
Three Months
In the second quarter of 2010, Business-to-Business revenue decline was driven primarily by the divesture of BusinessWeek in December 2009. Offsetting this decline was continued revenue growth in our global commodities products, primarily related to oil and natural gas, as continued volatility in crude oil and other commodity prices drove the need for market information. Also offsetting the decline was an increase in non-auto sectors due to growth in syndicated research studies.
Six Months
In the first six months of 2010, Business-to-Business revenue decline was driven primarily by the divesture of BusinessWeek in December 2009 and decreases in our construction business as market declines have slowed revenue growth. Offsetting these declines was continued revenue growth in our global commodities products as described above for the quarter.
Broadcasting
Broadcasting revenue for the second quarter and first six months of 2010 increased primarily due to increases in both political and base advertising, as automotive and other categories have shown growth as compared to the comparable prior-year period.
Operating Profit
The Business-to-Business group was the key driver for operating profit in the segment for the second quarter and first six months of 2010, which was positively impacted by the divesture of BusinessWeek and growth in our global commodities products.

Industry Highlights and Outlook
I&M expects to invest in digital capabilities and further expand our presence in selected markets in order to drive growth in 2010.
•	Volatility in the oil and natural gas markets helps drive demand for commodities products. The U.S. Energy Information Administration projects that world oil consumption will grow by 1.5 million barrels per day in 2010, similar to previous forecasts. This growth is the result of an expected recovery in the global economy. Oil prices rose from a low this year of $64.24 per barrel to $75.63 on June 30, 2010, generally due to robust economic and energy demand growth. The recovering global oil demand is outpacing the growth in supply, which will exert upward pressure on energy prices, which will affect price volatility.

•	Demand for our construction offerings is somewhat dependent on the volatility in the construction industry. In the first six months of 2010, the dollar value of total U.S. construction starts was down 4% against the same period of the prior year. Residential building in the first six months of 2010 climbed 23%, given the comparison to an extremely weak first half of 2009 when the housing market hit bottom. Non-residential building decreased 15% while non-building construction slipped 10%. The overall level of construction starts is forecasted to advance 3% in 2010.

•	Demand for our automotive studies is driven by the performance of the automotive industry. In the first six months of 2010, the dollar value of total U.S. light vehicle sales was up 26% on a 17% increase in total sales volume against the same period of the prior year. This reflects a marked improvement in both volume and pricing, while overall incentives remain lower than they were a year ago.
Liquidity and Capital Resources
We continue to maintain a strong financial position and expect this position to be sufficient to, at a minimum, meet our anticipated short-term operating requirements. Our primary source of funds for operations is cash generated by operating activities. We also use our cash for making ongoing investments in our businesses, strategic acquisitions and share repurchases. Our core businesses have been strong cash generators. However, income and, consequently, cash provided from operations during the year are significantly impacted by the seasonality of our businesses, particularly educational publishing. This seasonality also impacts cash flow and related borrowing patterns as investments are typically made in the first half of the year to support the strong selling period that occurs in the third quarter. As a result, our cash flow is typically negative in the first half of the year and turns positive during the third and fourth quarters. Debt financing is used as necessary for our seasonal fluctuations in working capital.
Cash Flow Overview
Cash and cash equivalents were $1.1 billion on June 30, 2010, a decrease of $92.1 million from December 31, 2009, and consist of domestic cash and cash held abroad. Typically, cash held outside the U.S. is anticipated to be utilized to fund international operations or to be reinvested outside of the U.S., as a significant portion of our opportunities for growth in the coming years are expected to be abroad.

	Six Months
	2010	2009	% Increase
Net cash provided by (used for):
Operating activities	$359,534	$294,126	22.2%
Investing activities	(100,905)	(99,831)	1.1%
Financing activities	(321,458)	(120,106)	N/M

*	N/M indicates not meaningful.
Operating Activities
Cash provided by operations increased $65.4 million to $359.5 million for the first six months of 2010, mainly due to an increase in operating results, lower accrued expenses and growth in unearned revenue.
As of June 30, 2010, accounts receivable increased $42.4 million from the prior year-end, primarily due to an increase at MHE resulting from increased sales outpacing cash collections, partially offset by decreases at our Financial Services and I&M segments due to strong cash collections during the first half of 2010. This compares to an increase of $1.4 million in the first half of 2009. The number of days sales outstanding for operations have improved by 2 days, primarily due to revenue growth in our Financial Services and MHE segments, and strong cash collections across our Financial Services and I&M segments.
Accounts payable and accrued expenses decreased $141.9 million over the prior year-end, primarily due to incentive compensation and royalty payments. This decrease compares to a $207.2 million decrease in the first six months of 2009.
Unearned revenue increased $42.8 million over the prior year-end primarily resulting from increases in our MHE segment related to deferrals for Texas K-12 orders that will be shipped during the third quarter of 2010 as well as our Financial Services segment. This increase compares to a $6.6 million decrease in the first half of 2009.

Investing Activities
Cash used for investing activities was $100.9 million and $99.8 million in the first six months of 2010 and 2009, respectively. The increase is due primarily to increased capital spending in the first half of 2010, the impact of the disposition of Vista Research, Inc. in 2009 and an acquisition related contingent payment made in 2010. These increases were partially offset by decreased investment in prepublication costs.
Net prepublication costs decreased $35.4 million from December 31, 2009 to $425.4 million, as amortization outpaced spending. Prepublication investment in the current year totaled $60.0 million, $25.1 million less than the same period in 2009. In 2010, as a result of the larger state adoption opportunities, we expect prepublication investments in the range of $195 million to $205 million versus $177 million in 2009. In 2010, we are projecting capital expenditures in the range of $90 million to $100 million largely due to increased technology spending.
Financing Activities
Cash used for financing activities was $321.5 million through June 30, 2010 compared to $120.1 million in 2009. The difference is primarily attributable to cash used to repurchase shares. On January 31, 2007 the Board of Directors approved a stock repurchase program authorizing the purchase of up to 45.0 million shares, which was 12.7% of the total shares of our outstanding common stock at that time. During the second quarter of 2010, we repurchased 6.5 million shares under the 2007 repurchase program for $186.9 million. As of June 30, 2010, 10.6 million shares remained available under the 2007 repurchase program. The repurchase program has no expiration date. The repurchased shares may be used for general corporate purposes, including the issuance of shares for stock compensation plans and to offset the dilutive effect of the exercise of employee stock options. Purchases under this program may be made from time to time on the open market and in private transactions, depending on market conditions.
On January 20, 2010, the Board of Directors approved an increase in the quarterly common stock dividend from $0.225 to $0.235 per share.
Available Financing
Currently, we have the ability to borrow additional funds through our commercial paper program, which is supported by our credit facility. Historically, we have also had the ability to borrow additional funds through Extendible Commercial Notes (“ECNs”) and a promissory note. However, in the current credit environment the market for ECNs and financing through our promissory note are not available and, as such, we have no short-term plans to utilize these sources for additional funds. As of June 30, 2010 and December 31, 2009, we have not utilized any of these sources for additional funds. As of June 30, 2009, we have only borrowed under the commercial paper program.
Commercial Paper Program
The size of our total commercial paper program is $1.2 billion and is supported by the revolving credit agreements described below. Commercial paper borrowings outstanding at June 30, 2009 totaled $89.6 million, with an average interest rate and average term of 0.2% and 13 days, respectively. These borrowings are classified as current notes payable in the consolidated balance sheet as of June 30, 2009.
Credit Facility
Our credit facility serves as a backup facility for short-term financing requirements that normally would be satisfied through the commercial paper program. Our combined credit facility totals $1.2 billion and consists of two separate tranches, a $433.3 million 364-day facility that will terminate on August 13, 2010 and a $766.7 million 3-year facility that will terminate on September 12, 2011. Based on our credit rating, we currently pay a commitment fee of 12.5 basis points for the 364-day facility and a commitment fee of 10 basis points for the 3-year facility, whether or not amounts have been borrowed. The interest rate on borrowings under the credit facility is, at our option, based on (i) a spread over the prevailing London Inter-Bank Offer Rate (“LIBOR”) that is based on our credit rating (“LIBOR loans”) or (ii) on the higher of (a) the prime rate, which is the rate of interest publicly announced by the administrative agent (b) 0.5% plus the Federal funds rate, or (c) LIBOR plus 1% (“ABR loans”).
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no significant changes in our exposure to market risk during the six months ended June 30, 2010 from December 31, 2009. Our exposure to market risk includes changes in foreign exchange rates. We have operations in various foreign countries where the functional currency is primarily the local currency. For international operations that are determined to be extensions of the parent company, the U.S. dollar is the functional currency. We typically have naturally hedged positions in most countries from a local currency perspective with offsetting assets and liabilities. As of June 30, 2010, we have entered into an immaterial amount of foreign exchange forwards to hedge the effect of adverse fluctuations in foreign currency exchange rates. We have not entered into any derivative financial instruments for speculative purposes.
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
As of June 30, 2010, an evaluation was performed under the supervision and with the participation of management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the U.S. Securities Exchange Act of 1934). Based on that evaluation, management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2010.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On January 31, 2007 the Board of Directors approved a new stock repurchase program authorizing the purchase of up to 45.0 million shares, which was 12.7% of the total shares of our outstanding common stock at that time. During the second quarter of 2010, we repurchased 6.5 million shares under the 2007 repurchase program. As of June 30, 2010, 10.6 million shares remained available under the 2007 repurchase program. The repurchase program has no expiration date. The repurchased shares may be used for general corporate purposes, including the issuance of shares for stock compensation plans and to offset the dilutive effect of the exercise of employee stock options. Purchases under this program may be made from time to time on the open market and in private transactions, depending on market conditions.
The following table provides information on purchases made by the Company of its outstanding common stock during the second quarter of 2010 pursuant to the stock repurchase program authorized by the Board of Directors on January 31, 2007 (column c). In addition to purchases under the 2007 stock repurchase program, the number of shares in column (a) include: 1) shares of common stock that are tendered to the Registrant to satisfy the employees’ tax withholding obligations in connection with the vesting of awards of restricted performance shares (such shares are repurchased by the Registrant based on their fair market value on the vesting date), and 2) shares of the Registrant deemed surrendered to the Registrant to pay the exercise price and to satisfy the employees’ tax withholding obligations in connection with the exercise of employee stock options. There were no other share repurchases during the quarter outside the stock repurchases noted below:

			(c)Total Number of Shares	(d) Maximum Number of Shares
	(a)Total Number of		Purchased as Part of	that may yet
	Shares	(b)Average	Publicly Announced	be Purchased
	Purchased	Price Paid per	Programs	Under the Programs
Period	(in millions)	Share	(in millions)	(in millions)
(Apr. 1 – Apr. 30, 2010)	—	—	—	17.1
(May 1 – May 31, 2010)	4.7	29.07	4.7	12.4
(Jun. 1 – Jun. 30, 2010)	1.8	27.95	1.8	10.6
Total – Qtr	6.5	28.76	6.5	10.6
Item 6. Exhibits

(3)	Restated Certificate of Incorporation of the Company, incorporated by reference from the Company’s Form 8-K dated May 24, 2010

(15)	Letter on Unaudited Interim Financials

(31.1)	Quarterly Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)	Quarterly Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Quarterly Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(101.INS)*	XBRL Instance Document

(101.SCH)*	XBRL Taxonomy Extension Schema

(101.CAL)*	XBRL Taxonomy Extension Calculation Linkbase

(101.LAB)*	XBRL Taxonomy Extension Label Linkbase

(101.PRE)*	XBRL Taxonomy Extension Presentation Linkbase

(101.DEF)*	XBRL Taxonomy Extension Definition Linkbase

*	Furnished, not filed

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MCGRAW-HILL COMPANIES, INC.
Date: July 23, 2010	By	/s/ Robert J. Bahash
Robert J. Bahash
Executive Vice President and Chief Financial Officer

Date: July 23, 2010	By	/s/ Kenneth M. Vittor
Kenneth M. Vittor
Executive Vice President and General Counsel

Date: July 23, 2010	By	/s/ Emmanuel N. Korakis
Emmanuel N. Korakis
Senior Vice President and Corporate Controller