Form 10-Q
period 2010-09-30
MCGRAW-HILL COMPANIES INC
filed 2010-10-29
CIK 64040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
YES ☐      NO ☑
     On October 15, 2010 there were approximately 307.0 million shares of common stock (par value $1.00 per share) outstanding.

The McGraw-Hill Companies, Inc.

Page Number
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Report of Independent Registered Public Accounting Firm	3

Consolidated Statements of Income for the three and nine months ended September 30, 2010 and 2009	4

Consolidated Balance Sheets as of September 30, 2010, December 31, 2009 and September 30, 2009	5

Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009	6

Notes to the Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3. Quantitative and Qualitative Disclosures About Market Risk	27

Item 4. Controls and Procedures	27

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	28

Item 1a. Risk Factors	28

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 6. Exhibits	28
EX-15
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
of The McGraw-Hill Companies, Inc.
We have reviewed the consolidated balance sheet of The McGraw-Hill Companies, Inc., as of September 30, 2010, and the related consolidated statements of income for the three-month and nine-month periods ended September 30, 2010 and 2009, and the consolidated statements of cash flows for the nine-month periods ended September 30, 2010 and 2009. These financial statements are the responsibility of the Company’s management.
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
/s/ ERNST & YOUNG LLP
October 29, 2010

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
The McGraw-Hill Companies, Inc.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2010	2009	2010	2009
Revenue
Product	$1,058,388	$1,013,213	$1,914,235	$1,828,424
Service	921,418	862,690	2,730,017	2,660,866

Total revenue	1,979,806	1,875,903	4,644,252	4,489,290
Expenses
Operating-related expenses
Product	408,345	438,405	840,403	880,913
Service	312,346	297,475	917,409	926,411

Total operating-related expenses	720,691	735,880	1,757,812	1,807,324
Selling and general expenses	604,282	546,961	1,639,972	1,584,398
Depreciation	24,832	26,031	76,957	84,225
Amortization of intangibles	9,013	11,066	32,001	36,710

Total expenses	1,358,818	1,319,938	3,506,742	3,512,657

Income from operations	620,988	555,965	1,137,510	976,633
Other (income) loss	(11,058)	—	(11,058)	13,849
Interest expense, net	19,319	17,827	62,198	56,917

Income before taxes on income	612,727	538,138	1,086,370	905,867
Provision for taxes on income	223,033	195,882	395,439	329,735

Net income	389,694	342,256	690,931	576,132
Less: net income attributable to noncontrolling interests	(9,844)	(6,145)	(16,711)	(12,924)

Net income attributable to The McGraw-Hill Companies, Inc.	$379,850	$336,111	$674,220	$563,208

Earnings per common share
Basic	$1.24	$1.08	$2.17	$1.80
Diluted	$1.23	$1.07	$2.15	$1.80

Average number of common shares outstanding:
Basic	307,246	312,471	310,573	312,067
Diluted	309,292	313,642	312,885	312,900

Dividend declared per common share	$0.235	$0.225	$0.705	0.675
See accompanying Notes to the Consolidated Financial Statements.

The McGraw-Hill Companies, Inc.
Consolidated Balance Sheets

	September 30,	December 31,	September 30,
	2010	2009	2009
(in thousands)	(Unaudited)		(Unaudited)
ASSETS
Current assets:
Cash and equivalents	$1,322,841	$1,209,927	$957,265
Short-term investments	32,836	24,602	—
Accounts receivable, net of allowance for doubtful accounts and sales returns	1,123,133	969,662	1,174,567
Inventories	295,104	301,229	338,997
Deferred income taxes	292,176	278,414	286,075
Prepaid and other current assets	112,634	152,562	100,035

Total current assets	3,178,724	2,936,396	2,856,939

Prepublication costs, net	352,419	460,843	459,629
Property and equipment, net of accumulated depreciation of $1,053,244, $990,654 and $1,005,493	542,202	579,796	575,121
Goodwill	1,865,512	1,690,507	1,691,837
Intangible assets, net	656,449	538,735	554,754
Other non-current assets	288,982	268,973	277,187

Total assets	$6,884,288	$6,475,250	$6,415,467

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$335,226	$301,828	$314,571
Accrued royalties	102,956	114,157	98,390
Accrued compensation and contributions to retirement plans	418,626	450,673	386,090
Income taxes currently payable	160,450	17,086	158,472
Unearned revenue	1,125,994	1,115,357	1,080,452
Other current liabilities	444,445	452,853	478,095

Total current liabilities	2,587,697	2,451,954	2,516,070

Long-term debt	1,197,922	1,197,791	1,197,747
Pension and other postretirement benefits	493,590	511,683	583,197
Other non-current liabilities	390,593	384,645	365,213

Total liabilities	4,669,802	4,546,073	4,662,227

Commitments and contingencies (Note 13)
Equity:
Common stock	411,709	411,709	411,709
Additional paid-in capital	65,651	5,125	4,106
Retained income	6,975,531	6,522,613	6,421,323
Accumulated other comprehensive loss	(330,904)	(343,017)	(389,681)
Less: common stock in treasury	(4,991,922)	(4,749,143)	(4,770,451)

Total equity — controlling interests	2,130,065	1,847,287	1,677,006

Total equity — noncontrolling interests	84,421	81,890	76,234

Total equity	2,214,486	1,929,177	1,753,240

Total liabilities and equity	$6,884,288	$6,475,250	$6,415,467

See accompanying Notes to the Consolidated Financial Statements.

The McGraw-Hill Companies, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(in thousands)	2010	2009
Operating Activities:
Net income	$690,931	$576,132
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	76,957	84,225
Amortization of intangibles	32,001	36,710
Amortization of prepublication costs	207,204	225,602
Provision for losses on accounts receivable	9,846	22,386
Deferred income taxes	(23,359)	(2,178)
Stock-based compensation	44,827	12,483
(Gain) loss on dispositions	(11,058)	13,849
Other	6,572	4,172
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	(163,675)	(126,289)
Inventories	6,579	31,717
Prepaid and other current assets	5,830	(6,239)
Accounts payable and accrued expenses	(4,208)	(71,117)
Unearned revenue	2,157	(32,915)
Other current liabilities	(9,831)	6,609
Net change in prepaid/accrued income taxes	181,504	161,624
Net change in other assets and liabilities	1,066	(33,240)

Cash provided by operating activities	1,053,343	903,531

Investing Activities:
Investment in prepublication costs	(99,330)	(129,779)
Purchase of property and equipment	(38,646)	(32,603)
Acquisitions, including contingent payments, net of cash acquired	(324,964)	—
Proceeds from dispositions	23,495	9,731
Disposition of property and equipment	7,117	88
Additions to technology projects	(26,687)	(14,801)
Changes in short-term investments	(8,234)	—

Cash used for investing activities	(467,249)	(167,364)

Financing Activities:
Repayments on short-term debt, net	—	(70,000)
Dividends paid to shareholders	(221,302)	(212,678)
Dividends paid to noncontrolling interests	(16,774)	(7,137)
Repurchase of treasury shares	(255,808)	—
Exercise of stock options	28,615	12,782
Excess tax benefits from share-based payments	1,281	74

Cash used for financing activities	(463,988)	(276,959)

Effect of exchange rate changes on cash	(9,192)	26,386

Net change in cash and equivalents	112,914	485,594
Cash and equivalents at beginning of period	1,209,927	471,671

Cash and equivalents at end of period	$1,322,841	$957,265

See accompanying Notes to the Consolidated Financial Statements.

The McGraw-Hill Companies, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)
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
In the opinion of management all normal recurring adjustments considered necessary for a fair statement of the results of the interim periods have been included. The operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of results to be expected for the full year due to the seasonal nature of some of our businesses. As a result, we have included the Consolidated Balance Sheet as of September 30, 2009 for comparative purposes. Certain prior-year amounts have been reclassified to conform with current years’ presentation.
Our critical accounting policies and estimates are disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report. On an ongoing basis, we evaluate our estimates and assumptions, including those related to revenue recognition, allowance for doubtful accounts and sales returns, prepublication costs, valuation of inventories, valuation of long-lived assets, goodwill and other intangible assets, pension plans, income taxes, incentive compensation and stock-based compensation. Since the date of the Annual Report, there have been no material changes to our critical accounting policies and estimates.
2.	Equity
Comprehensive Income
The following table is a reconciliation of net income to comprehensive income for the periods ended September 30:

	Three Months		Nine Months
	2010	2009	2010	2009
Net income	$389,694	$342,256	$690,931	$576,132
Other comprehensive income:
Foreign currency translation adjustment	24,133	22,146	4,109	41,712
Pension and other postretirement benefit plans, net of tax	2,062	637	10,819	13,376
Unrealized (loss) gain on investment, net of tax	(112)	(324)	(280)	1,419

Comprehensive income	415,777	364,715	705,579	632,639
Less: comprehensive income attributable to noncontrolling interests	(10,040)	(7,996)	(19,246)	(15,090)

Comprehensive income attributable to The McGraw-Hill Companies, Inc.	$405,737	$356,719	$686,333	$617,549

Share Repurchases
During the three and nine months ended September 30, 2010, cash was utilized to repurchase approximately 2.2 million and 8.7 million shares for $69.0 million and $255.8 million, respectively.
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

Operating profit by segment is the primary basis for our chief operating decision maker, the Executive Committee, to evaluate the performance of each segment. A summary of operating results by segment for the periods ended September 30 is as follows:

	2010		2009
		Operating		Operating
Three Months	Revenue	Profit	Revenue	Profit
McGraw-Hill Education	$1,054,658	$357,467	$1,000,015	$298,142
Financial Services	697,379	273,107	636,984	256,183
Information & Media	227,769	45,831	238,904	29,540

Total operating segments	1,979,806	676,405	1,875,903	583,865

General corporate expense	—	(44,359)	—	(27,900)
Interest expense, net	—	(19,319)	—	(17,827)

Total Company	$1,979,806	$612,727 *	$1,875,903	$538,138 *

*	Income before taxes on income

	2010		2009
		Operating		Operating
Nine Months	Revenue	Profit	Revenue	Profit
McGraw-Hill Education	$1,936,885	$347,256	$1,867,832	$242,554
Financial Services	2,049,210	797,865	1,920,926	764,130
Information & Media	658,157	121,164	700,532	46,734

Total operating segments	4,644,252	1,266,285	4,489,290	1,053,418

General corporate expense	—	(117,717)	—	(90,634)
Interest expense, net	—	(62,198)	—	(56,917)

Total Company	$4,644,252	$1,086,370 *	$4,489,290	$905,867 *

*	Income before taxes on income
See Note 4 — Acquisitions and Dispositions, and Note 14 — Restructuring, for actions that impacted the segment operating results.
4.	Acquisitions and Dispositions
Acquisitions
During the three and nine months ended September 30, 2010, we completed transactions aggregating approximately $325 million that primarily included the following:
•	In September, our Financial Services segment acquired substantially all the assets and certain liabilities of TheMarkets.com LLC, a company focused on providing real-time investment information to brokers and institutional investors. This acquisition is consistent with the segment’s focus on creating strategic value through providing access to investment research, data, and analytics to customers that facilitates informed investment decisions. We allocated the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values. The excess of the purchase price over those fair values has been recorded as goodwill.

•	In August, we acquired a 1.3% interest in Ambow Education Holding Ltd., an education company headquartered and publicly traded in China that provides e-learning technologies and education services. This investment is accounted for as an available-for-sale security.

•	In April, our Financial Services segment made a $5.0 million contingent payment related to an asset acquisition in 2008.
There were no acquisitions by the Company for the three and nine months ended September 30, 2009.
Dispositions
During the three months ended September 30, 2010, we recorded a pre-tax gain of $11.1 million from dispositions in other (income) loss within the Consolidated Statement of Income, which was comprised of the following:
•	In September, our Financial Services segment sold certain equity interests in India and recognized a pre-tax gain of $7.3 million.

•	In August, our MHE segment sold our Australian secondary education business and recognized a pre-tax gain of $3.8 million.
In May 2009, we sold our Vista Research business which was part of our Financial Services segment. This business was selected for divestiture as it no longer fit within our strategic plans and it has enabled the Financial Services segment to focus on its core business of providing independent research, ratings, data indices and portfolio services. During the nine months ended September

30, 2009, we recognized a pre-tax loss of $13.8 million ($8.8 million after-tax or $0.03 per diluted share), recorded as other (income) loss within the Consolidated Statement of Income.
In December 2009, we sold BusinessWeek, which was part of our Information & Media segment. This business was selected for divestiture as it no longer fit within our strategic plans. The impact of this divestiture on comparability of results is discussed in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.
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
Stock-based compensation for the periods ended September 30 is as follows:

	Three Months		Nine Months
	2010	2009	2010	2009
Stock option expense	$5,876	$4,691	$16,202	$15,862
Restricted stock and unit awards expense	15,961	(9,441)	28,625	(3,379)

Total stock-based compensation expense	$21,837	$(4,750)	$44,827	$12,483

In the third quarter of 2009, we reduced the projected payout percentages on certain of our outstanding restricted stock awards. Accordingly, we recorded adjustments to reduce our stock-based compensation expense for the amount of previously recognized expense in excess of the revised projected payouts. The effect of these adjustments resulted in a beneficial impact on total stock-based compensation expense for the three month period ended September 30, 2009.
The number of common shares issued upon exercise of stock options and the vesting of restricted stock and unit awards are as follows for the periods as of:

	September 30,	December 31,	September 30,
(in thousands)	2010	2009	2009
Stock options exercised	1,132	943	483
Restricted stock and units vested	11	1,430	1,425

Total shares issued	1,143	2,373	1,908

6.	Allowances, Inventories and Accumulated Amortization of Prepublication Costs
The allowances for doubtful accounts and sales returns, the components of inventory and the accumulated amortization of prepublication costs are as follows:

	September 30,	December 31,	September 30,
	2010	2009	2009
Allowance for doubtful accounts	$74,671	$74,193	$69,874

Allowance for sales returns	$241,831	$201,917	$229,490

Inventories:
Finished goods	$288,318	$290,415	$330,416
Work-in-process	2,081	3,858	2,184
Paper and other materials	4,705	6,956	6,397

Total inventories	$295,104	$301,229	$338,997

Accumulated amortization of prepublication costs	$1,057,768	$1,005,114	$967,657

7.	Debt
A summary of short-term and long-term debt outstanding is as follows:

	September 30,	December 31,	September 30,
	2010	2009	2009
5.375% Senior notes, due 2012 (a)	$399,852	$399,798	$399,780
5.900% Senior notes, due 2017 (b)	399,320	399,248	399,224
6.550% Senior notes, due 2037 (c)	398,574	398,534	398,521
Note payable	198	233	244

Total debt	1,197,944	1,197,813	1,197,769

Less: short-term debt including current maturities	22	22	22

Long-term debt	$1,197,922	$1,197,791	$1,197,747

Senior Notes
(a)	As of September 30, 2010, our 2012 Senior Notes consisted of $400 million principal and an unamortized debt discount of $0.1 million. The 2012 Senior Notes, when issued in November 2007, were priced at 99.911% with a yield of 5.399%. Interest payments are due semiannually on February 15 and August 15.

(b)	As of September 30, 2010, our 2017 Senior Notes consisted of $400 million principal and an unamortized debt discount of $0.7 million. The 2017 Senior Notes, when issued in November 2007, were priced at 99.76% with a yield of 5.933%. Interest payments are due semiannually on April 15 and October 15.

(c)	As of September 30, 2010, our 2037 Senior Notes consisted of $400 million principal and an unamortized debt discount of $1.4 million. The 2037 Senior Notes, when issued in November 2007, were priced at 99.605% with a yield of 6.580%. Interest payments are due semiannually on May 15 and November 15.
We paid interest on our debt totaling approximately $11 million during the three months ended September 30, 2010 and 2009, and approximately $46 million during the nine months ended September 30, 2010 and 2009, respectively.
Additional Financing
Currently, we have the ability to borrow up to $1.2 billion in additional funds through our commercial paper program, which is supported by our credit facility described below. Historically, we have also had the ability to borrow additional funds through Extendible Commercial Notes (“ECNs”) and a promissory note. However, in the current credit environment the market for ECNs and financing through our promissory note are not available and, as such, we have no short-term plans to utilize these sources for additional funds. As of September 30, 2010 and December 31, 2009, we have not utilized any of these sources for additional funds.
Credit Facility
On July 30, 2010, we entered into a $1.2 billion three-year credit agreement (the “credit facility”) that will terminate on July 30, 2013. This credit facility replaced our $433.3 million 364-day facility that was scheduled to terminate on August 13, 2010 and our $766.7 million 3-year facility that was scheduled to terminate on September 12, 2011. The previous credit facilities were cancelled after the new credit facility became effective. There were no outstanding borrowings under the previous credit facilities when they were replaced.
Our credit facility serves as a backup facility for short-term financing requirements that normally would be satisfied through the commercial paper program. We pay a commitment fee of 15.0 to 35.0 basis points for the credit facility, depending on our credit rating, whether or not amounts have been borrowed and currently pay a commitment fee of 15.0 basis points. The interest rate on borrowings under the credit facility is, at our option, calculated using rates that are primarily based on either the prevailing London Inter-Bank Offer Rate, the prime rate determined by the administrative agent or the Federal funds rate. For certain borrowings under this credit facility there is also a spread based on our credit rating added to the applicable rate.
The credit facility contains certain covenants. The only financial covenant requires that our indebtedness to cash flow ratio, as defined in the credit facility, is not greater than 4 to 1, and this covenant has never been exceeded.
Extendible Commercial Notes (“ECNs”)
We have the capacity to issue ECNs of up to $240 million, provided that sufficient investor demand for the ECNs exists. ECNs replicate commercial paper, except that we have an option to extend the note beyond its initial redemption date to a maximum final maturity of 390 days. However, if exercised, such an extension is at a higher reset rate, which is at a predetermined spread over LIBOR and is related to our commercial paper rating at the time of extension. As a result of the extension option, no backup facilities for these borrowings are required. As is the case with commercial paper, ECNs have no financial covenants. As of September 30, 2010, we have no borrowings outstanding and have no short-term plans to utilize ECNs for additional funds.
Promissory Note
On April 19, 2007, we signed a promissory note to one of our providers of banking services to enable us to borrow additional funds, on an uncommitted basis, from time to time to supplement our commercial paper and ECN borrowings. The specific terms (principal, interest rate and maturity date) of each borrowing governed by this promissory note are determined on the borrowing date of each loan. These borrowings have no financial covenants. As of September 30, 2010, we have no borrowings outstanding and have no short-term plans to utilize our promissory note for additional funds.
8.	Fair Value Measurements
In accordance with authoritative guidance for fair value measurements certain assets and liabilities are required to be recorded at fair value. Fair value is defined as the amount that would be received for selling an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value hierarchy has been established which requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The three levels of inputs used to measure fair value are as follows:
•	Level 1 — Unadjusted quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
We have investments in equity securities classified as available-for-sale and an immaterial amount of forward exchange contracts that are adjusted to fair value on a recurring basis. The fair values of our investments in available-for-sale securities were determined using quoted market prices from daily exchange traded markets and are classified within Level 1 of the valuation hierarchy. The fair values of our available-for-sale securities are $17.8 million and $8.3 million as of September 30, 2010 and December 31, 2009, respectively, and are included in other non-current assets in the Consolidated Balance Sheets.
Other financial instruments, including cash and equivalents and short-term investments, are recorded at cost, which approximates fair value. The fair value of our long-term borrowings is approximately $1.3 billion as of September 30, 2010 and was estimated based on quoted market prices. The carrying value of our long-term borrowings approximates fair value as of December 31, 2009.
9.	Earnings Per Share
Basic earnings per common share is computed by dividing net income attributable to the common shareholders of the Company by the weighted-average number of common shares outstanding during the applicable period. Diluted earnings per common share is computed in the same manner as basic earnings per common share, except the number of shares is increased to include additional common shares that would have been outstanding if potential common shares with a dilutive effect had been issued. The weighted-average number of shares used for calculating basic and diluted earnings per common share for the periods ended September 30 is as follows:

	Three Months		Nine Months
(in thousands)	2010	2009	2010	2009
Weighted-average number of common shares outstanding - basic	307,246	312,471	310,573	312,067
Effect of stock options and other dilutive securities	2,046	1,171	2,312	833

Weighted-average number of common shares outstanding - dilutive	309,292	313,642	312,885	312,900

Restricted performance shares outstanding of 3.2 million and 3.7 million as of September 30, 2010 and 2009, respectively, were not included in the computation of diluted earnings per common share because the necessary vesting conditions have not yet been met.
The effect of the potential exercise of stock options is excluded from the computation of diluted earnings per share when the average market price of the common stock is lower than the exercise price of the related option during the period because the effect would have been antidilutive. For the three months ended September 30, 2010 and 2009, the number of stock options excluded from the computation was 24.4 million and 23.9 million, respectively, and 23.9 million and 28.7 million for the nine months ended September 30, 2010 and 2009, respectively.

10.	Retirement Plans and Postretirement Healthcare and Other Benefits
We have a number of defined benefit pension plans and defined contribution plans covering substantially all employees. Our primary pension plan is a noncontributory plan under which benefits are based on employee career employment compensation. We also have non-U.S. benefit plans and U.S. supplemental benefit plans. The supplemental benefit plans provide senior management with supplemental retirement, disability and death benefits. In addition, we sponsor voluntary 401(k) plans under which we may match employee contributions up to certain levels of compensation as well as profit-sharing plans under which we contribute a percentage of eligible employees’ compensation to the employees’ accounts. We also provide certain medical, dental and life insurance benefits for retired employees and eligible dependents. The medical and dental plans are contributory, while the life insurance plan is non-contributory.
The components of net periodic benefit cost for our defined benefit plans and postretirement healthcare and other benefits plan for the periods ended September 30 are as follows:

	Three Months		Nine Months
	2010	2009	2010	2009
Pension Benefits
Service cost	$15,269	$14,648	$45,819	$43,443
Interest cost	23,472	21,722	70,387	64,603
Expected return on plan assets	(27,883)	(26,411)	(83,568)	(78,580)
Amortization of prior service credit	(40)	(80)	(118)	(209)
Amortization of actuarial loss	3,698	1,397	11,090	4,111

Net periodic benefit cost	$14,516	$11,276	$43,610	$33,368

Postretirement Healthcare and Other Benefits
Service cost	$618	$597	$1,855	$1,857
Interest cost	1,835	2,075	5,505	6,283
Amortization of prior service credit	(296)	(297)	(889)	(890)

Net periodic benefit cost	$2,157	$2,375	$6,471	$7,250

The amortization of prior service credit and amortization of actuarial loss, included in the above table, have been recorded in other comprehensive income, net of tax within our Consolidated Statements of Income.
In 2010, the expected rate of return on plan assets is 8.0% based on a market-related value of assets, which recognizes changes in market value over five years. We changed certain assumptions on our pension and postretirement healthcare and other benefit plans which became effective on January 1, 2010:
•	We changed our discount rate assumption on our U.S. retirement plans to 5.95% from 6.10% in 2009.

•	We changed our discount rate assumption on our United Kingdom (“U.K.”) retirement plan to 5.90% from 5.80% in 2009 and our assumed compensation increase factor for our U.K. retirement plan to 6.25% from 5.50% in 2009.

•	We changed our discount rate on our postretirement healthcare benefit plan to 5.30% from 5.95% in 2009.
The effect of the assumption changes on pension and other postretirement healthcare expense for the three and nine months ended September 30, 2010 and 2009 did not have a material effect on earnings per share.
In the first nine months of 2010, we contributed $34.9 million to our retirement plans and expect to make additional required contributions of approximately $8 million to our retirement plans during the remainder of the year.
11.	Sale-Leaseback
In December 2003, we sold our 45% equity investment in Rock-McGraw, Inc., which owns our headquarters building in New York City, and remained an anchor tenant of what continues to be known as The McGraw-Hill Companies building by concurrently leasing back space through 2020. As of September 30, 2010, we leased approximately 17% of the building space. Proceeds from the disposition were $382.1 million and the sale resulted in a pre-tax gain, net of transaction costs, of $131.3 million ($58.4 million after-tax) upon disposition. As a result of the amount of building space we retained through our leaseback, a pre-tax gain of $212.3 million ($126.3 million after-tax) was deferred upon the disposition in 2003. This gain is being amortized over the remaining lease term as a reduction in rent expense. For the three and nine months ended September 30, 2010, $4.6 million and $13.8 million was amortized, respectively, reducing the deferred gain to $150.7 million. Interest expense associated with our operating lease for the three and nine months ended September 30, 2010 is $1.8 million and $5.4 million, respectively.

12.	Income Taxes
For the three and nine months ended September 30, 2010 and 2009, the effective tax rate was 36.4%.
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
13.	Commitments and Contingencies
The following amends the disclosure in Note 15 — Commitments and Contingencies to the Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2009.
In connection with the action brought by Enrico Bondi relating to Parmalat S.p.A. in Milan, Italy, on October 1, 2010, the two experts appointed by the court to assist in its determination filed their report, which was critical of the rating assigned to Parmalat by S&P during 2000-2003. S&P’s expert disputed the methodology, findings and conclusions of the report which, as a matter of law, is not binding on the court. The judge has scheduled a hearing in early January 2011.
In connection with the Reese class action, the Court granted a motion by plaintiffs permitting the plaintiffs to amend the complaint on June 29, 2010 and the Second Amended Complaint was filed on July 1, 2010. Defendants’ motion to dismiss the Second Amended Complaint has been fully briefed before the court.
In connection with the Patrick Gearren, et al and the Sullivan class actions both plaintiffs have filed appeals from the dismissals of their actions. The appeals in both actions have been submitted and were argued on September 28, 2010.
In connection with the Teamsters Allied Benefit Funds v. Harold McGraw III, et al derivative action on March 11, 2010 the court granted the Company’s motion to dismiss the complaint, and on March 23, 2010, after the plaintiffs’ time to file an amended complaint expired, the court directed the clerk to close the case.
In connection with the Reed Construction Data action, on September 14, 2010, the court granted the Company’s motion to dismiss three of the five claims in the Company’s motion to dismiss, including the claims that alleged violations by the Company of the Racketeer Influenced and Corrupt Organizations Act (RICO) and conspiracy to violate RICO.
14.	Restructuring
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
For the three and nine months ended September 30, 2010, we have paid $2.3 million and $10.7 million, respectively, related to the 2009 restructuring, consisting of employee severance costs. The remaining reserve at September 30, 2010 is $2.3 million and is included in other current liabilities.

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
For the three and nine months ended September 30, 2010, we have paid $0.8 million and $4.3 million, respectively, related to the 2008 restructuring, consisting primarily of employee severance costs. The remaining reserve at September 30, 2010 is $4.8 million and is included in other current liabilities.
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
For the three and nine months ended September 30, 2010, we have paid $0.4 million and $1.2 million, respectively, related to the 2006 restructuring, consisting of facility costs. The remaining reserve at September 30, 2010, which consists of facilities costs, is $5.4 million and is payable through 2014.
15.	Recently Issued or Adopted Accounting Standards
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (unaudited)
(Dollars in thousands, except per share amounts or as noted)
The following Management Discussion and Analysis (“MD&A”) provides a narrative of the results of operations and financial condition of The McGraw-Hill Companies, Inc. (together with its consolidated subsidiaries, the “Company,” “we,” “us” or “our”) for the three and nine months ended September 30, 2010. The MD&A should be read in conjunction with the Consolidated Financial Statements, accompanying notes and MD&A included in our Annual Report on Form 10-K for the year ended December 31, 2009. The MD&A includes the following sections:
•	Overview

•	Results of Operations — Comparing Three and Nine Months Ended September 30, 2010 and 2009

•	Liquidity and Capital Resources

•	Critical Accounting Estimates

•	Recently Issued or Adopted Accounting Standards

•	“Safe Harbor” Statement Under the Private Securities Litigation Reform Act of 1995
Overview
We are a leading global information services provider serving the education, financial services and business information markets. Other markets include energy; automotive; construction; aerospace and defense; broadcasting; and marketing information services. Our operations consist of three business segments: McGraw-Hill Education (“MHE”), Financial Services and Information & Media (“I&M”).
•	MHE consists of two operating groups: the School Education Group (“SEG”), serving the elementary and high school (“el-hi”) markets, and the Higher Education, Professional and International Group, serving the college and university, professional, international and adult education markets.

•	The Financial Services segment consists of two operating groups: Credit Market Services, providing independent global credit ratings, credit risk evaluations and ratings-related information products and Investment Services, providing comprehensive value-added financial data, information, indices and research.

•	I&M consists of two operating groups: the Business-to-Business Group, including such brands as J.D. Power and Associates, McGraw-Hill Construction, Platts and Aviation Week and the Broadcasting Group, which operates nine television stations, four ABC affiliated and five Azteca America affiliated stations.
As the customers of our businesses vary, we manage and assess the performance of our business based on the performance of our segments and use operating profit as a key measure. Based on this approach and the nature of our operations, the discussion of results generally focuses around our three business segments and their related operating groups versus distinguishing between products and services.

	Three Months			Nine Months
	2010	2009	% Favorable	2010	2009	% Favorable
Revenue	$1,979,806	$1,875,903	5.5%	$4,644,252	$4,489,290	3.5%
Operating profit *	$676,405	$583,865	15.8%	$1,266,285	$1,053,418	20.2%
% Operating margin	34.2%	31.1%		27.3%	23.5%

*	Operating profit is income before taxes on income, interest expense and corporate expense.
Three Months
Revenue increased at our MHE and Financial Services segments and declined at our I&M segment. Operating profit improved at all three of our segments.
•	MHE revenue improved 5.5% and operating profit improved 19.9%, primarily due to increases at SEG in the adoption states, and increases at Higher Education for both print and digital product. These increases were partially offset by declines in open territory sales and custom testing revenue resulting primarily from the discontinuation of several contracts.

•	Financial Services revenue increased 9.5% and operating profit increased 6.6%, primarily driven by increases in our corporate industrial ratings as a result of significant U.S. high-yield issuance, credit-related information products, index services and growth at Capital IQ. These increases were partially offset by declines in structured finance and investment research products.

•	I&M revenue declined 4.7% and operating profit improved significantly compared to the prior year, primarily driven by the divestiture of BusinessWeek in December 2009 and decreases in our construction businesses. Offsetting this revenue decline was continued growth in our global commodities products related to oil and increases in both political and base advertising.

Foreign exchange rates had unfavorable impacts of $5.7 million on revenue and $7.1 million on operating profit. This impact refers to constant currency comparisons and the remeasurement of monetary assets and liabilities. Constant currency impacts are estimated by re-calculating current year results of foreign operations using the average exchange rate from the prior year. Remeasurement impacts are based on the variance between current-year and prior-year foreign exchange rate fluctuations on assets and liabilities denominated in currencies other than the individual business’ functional currency.
Nine Months
Revenue increased at our MHE and Financial Services segments and declined at our I&M segment. Operating profit improved at all three of our segments.
•	MHE revenue and operating profit improved 3.7% and 43.2%, respectively, primarily due to increases at SEG in the adoption states and Higher Education for both print and digital product. The increases were partially offset by declines in SEG related to open territory sales and custom testing revenue due to the discontinuation of several contracts.

•	Financial Services revenue and operating profit increased 6.7% and 4.4%, respectively. Increases were largely due to growth in transaction revenues driven by high-yield corporate bond issuance as well as index services. Credit ratings-related information products such as RatingsXpress and RatingsDirect also contributed strong growth as compared to the prior year. Additional growth occurred at Capital IQ. These increases were partially offset by declines in structured finance and in investment research products.

•	I&M revenue declined 6.0% and operating profit improved significantly compared to the prior year, primarily driven by the divestiture of BusinessWeek and decreases in our construction businesses. Offsetting this revenue decline was continued growth in our global commodities products related to oil and natural gas and increases in both political and base advertising.
Foreign exchange rates had a favorable impact of $15.6 million on revenue and an unfavorable impact of $3.8 million on operating profit.
Results of Operations — Comparing Three and Nine Months Ended September 30, 2010 and 2009
Consolidated Review

	Three Months			Nine Months
			% Favorable			% Favorable
	2010	2009	(Unfavorable)	2010	2009	(Unfavorable)
Revenue
Product	$1,058,388	$1,013,213	4.5%	$1,914,235	$1,828,424	4.7%
Service	$921,418	$862,690	6.8%	$2,730,017	$2,660,866	2.6%

Operating-related expenses
Product	$408,345	$438,405	6.9%	$840,403	$880,913	4.6%
Service	$312,346	$297,475	(5.0%)	$917,409	$926,411	1.0%

Selling and general expenses	$604,282	$546,961	(10.5%)	$1,639,972	$1,584,398	(3.5%)

Total expenses	$1,358,818	$1,319,938	(2.9%)	$3,506,742	$3,512,657	0.2%

Interest expense — net	$19,319	$17,827	(8.4%)	$62,198	$56,917	(9.3%)

Net income attributable to The McGraw-Hill Companies, Inc.	$379,850	$336,111	13.0%	$674,220	$563,208	19.7%

Diluted EPS	$1.23	$1.07	15.0%	$2.15	$1.80	19.4%
Product revenue and expenses consist of educational and information products, primarily books, magazine circulations and syndicated study programs in our MHE and I&M segments. Service revenue and expenses consist of our Financial Services segment, service assessment contracts in our MHE segment and information-related services and advertising in our I&M segment.
Revenue
Three Months
Product revenue increased primarily due to increases at MHE for adoption state sales and increases for both print and digital product in Higher Education. This was partially offset by lower open territory sales. Service revenue increased primarily due to increases in our corporate industrial ratings, growth in our global commodities products, credit ratings-related information products, index services and growth at Capital IQ. This was partially offset by a decline in structured finance, investment research services and custom testing revenue at MHE due to the discontinuation of contracts. The divestiture of BusinessWeek at I&M impacted both product and service revenue.
Nine Months
Product revenue increased primarily due to increases at MHE for adoption state sales and increases for both print and digital product in Higher Education. This was partially offset by lower open territory sales. Service revenue increased primarily due to growth in transaction revenues driven by high-yield corporate bond issuance, growth in our global commodities products, index services, credit-ratings related information products such as RatingsXpress and RatingsDirect, and Capital IQ. This was partially offset by declines in custom testing revenue at MHE due to the discontinuation of contracts and declines at Financial Services in investment research services and structured finance. The divestiture of BusinessWeek at I&M impacted both product and service revenue.
Expenses
Three Months
Product operating expenses decreased primarily due to reduced prepublication amortization and lower costs related to inventory at MHE. Service operating expenses increased primarily as a result of increased compensation expense, partially offset by the divestiture of BusinessWeek at I&M.
Selling and general expenses increased due to increased marketing costs at MHE for both SEG and Higher Education, as well as higher stock-based compensation as compared to the prior year. These increases were partially offset by the divestiture of BusinessWeek at I&M.
Nine Months
Product operating expenses decreased due to reduced prepublication amortization and lower costs related to inventory at MHE, as well as overall cost-saving initiatives. Service operating expenses decreased slightly primarily due to the divestiture of BusinessWeek at I&M, partially offset by increased compensation expense.
Selling and general expenses increased as compared to the prior year due to higher costs associated with increased sales and higher stock-based compensation, partially offset by the benefits of cost-saving initiatives and the divestiture of BusinessWeek.
During the second quarter of 2009, we initiated a restructuring plan that included a realignment of select business operations within the MHE segment to further strengthen our position in the market by creating a market focused organization that enhances our ability to address the changing needs of our customers. Additionally, we continued to implement restructuring plans related to a limited number of our business operations. As a result of these plans we recorded a pre-tax restructuring charge of $24.3 million, consisting primarily of employee severance costs related to a workforce reduction of approximately 550 positions. In addition, during the second quarter of 2009, we revised our estimate for previously recorded restructuring charges and reversed approximately $9.1 million. The net pre-tax charge recorded was $15.2 million ($9.7 million after-tax, or $0.03 per diluted share) and was classified as selling and general expenses within the Consolidated Statement of Income.
Net interest expense increased primarily due to the reversal of interest expense on uncertain tax positions that occurred in 2009, as well as lower international interest income from our investments in the first nine months of 2010 compared to the prior-year period.
Other Items
During the three months ended September 30, 2010, we recorded a pre-tax gain of $11.1 million from dispositions in other (income) loss within the Consolidated Statement of Income, which was comprised of the following:
•	In September, our Financial Services segment sold certain equity interests in India and recognized a pre-tax gain of $7.3 million.

•	In August, our MHE segment sold our Australian secondary education business and recognized a pre-tax gain of $3.8 million.
In May 2009, we sold our Vista Research, Inc. business which was part of our Financial Services segment. During the nine months ended September 30, 2009, we recognized a pre-tax loss of $13.8 million ($8.8 million after-tax, or $0.03 per diluted share), recorded as other (income) loss within the Consolidated Statement of Income. This business was selected for divestiture, as it no longer fit within our strategic plans. This divestiture enabled our Financial Services segment to focus on its core business of providing independent research, ratings, data indices and portfolio services. The impact of this divestiture on comparability of results is immaterial.
For the three and nine months ended September 30, 2010 and 2009, the effective tax rate was 36.4%. We incurred transfer taxes of $35.4 million in the first quarter of 2010 resulting from a legal entity reorganization in our European operations to comply with recent regulations that will be recovered in subsequent reporting periods and will not impact the effective tax rate. Therefore, we expect the effective tax rate to be at 36.4% for the remainder of the year absent the potential impact of numerous factors including intervening audit settlements, changes in federal, state or foreign law and changes in the geographical mix of our income.

Segment Review
McGraw-Hill Education

	Three Months			Nine Months
	2010	2009	% Favorable	2010	2009	% Favorable
Revenue
School Education Group	$534,701	$501,270	6.7%	$971,199	$962,485	0.9%
Higher Education, Professional and International	519,957	498,745	4.3%	965,686	905,347	6.7%

Total revenue	$1,054,658	$1,000,015	5.5%	$1,936,885	$1,867,832	3.7%

Operating profit	$357,467	$298,142	19.9%	$347,256	$242,554	43.2%
% Operating margin	33.9%	29.8%		17.9%	13.0%
Revenue and operating profit for our MHE segment reflect the seasonal nature of some of our educational publishing businesses, with the first quarter being the least significant and the third quarter being the most significant.
The following items have impacted results for the three and nine months ended September 30, 2010 and 2009:
•	Foreign exchange rates had a favorable impact of $9.5 million on revenue for the nine months.

•	A restructuring plan was initiated during the second quarter of 2009 that resulted in a net pre-tax restructuring charge recorded for the nine months ended September 30, 2009 of $11.6 million.

•	Operating profit for the three months and nine months ended September 30, 2010 includes a pre-tax gain of $3.8 million for the sale in August 2010 of our Australian secondary education business.
Foreign exchange rates had an immaterial impact on revenue and operating profit for the quarter and on operating profit for the nine months.
Revenue
School Education Group (“SEG”)
Three Months
Revenue increased compared to the prior year, primarily due to growth in the adoption states and the recognition of second quarter revenue deferrals for Texas K-12 orders that were shipped during the third quarter of 2010. Offsetting these increases was a decline in open territory sales and a decline in custom testing revenue that resulted primarily from the discontinuation of contracts for work in Florida, Arizona and California, and a timing variance in the finalization of a contract for work in Indiana.
•	SEG’s overall sales in the adoption states increased from the prior-year quarter. The largest growth occurred in Texas, which did not adopt new materials in 2009, but conducted a K-12 reading and literature adoption in 2010. Also contributing to the increase were higher sales in California, where K-5 programs remained strong in the second year of the state’s reading adoption; West Virginia, which purchased K-12 math in 2010 after a lighter adoption year in 2009; and Florida, where purchasing was driven by the K-12 math adoption. Offsetting this growth were reductions in sales in South Carolina, where a scheduled high-school math adoption was not funded, and in Tennessee.

•	Residual sales in the adoption states decreased in the quarter as compared to the prior-year quarter because more schools bought new materials this year for implementation in the fall and as a result they reordered fewer previously adopted materials.

•	SEG’s sales in the open territory decreased from the comparable prior-year quarter due to lower sales in New Jersey, Michigan and Missouri as a result of state and district budget constraints. Illinois also contributed to the decrease by suspending its textbook loan program, which normally provides purchasing assistance to local districts, during 2010.
Nine Months
Revenue increased compared to the prior year primarily as the result of higher sales in the state new adoption market. Offsetting the increase were declines in open territory sales and in custom testing revenue that did not repeat due to the discontinuation of contracts in Florida, Arizona and California.
•	In the K-12 market, new basal programs are implemented at the beginning of the fall term, and therefore the majority of the purchasing is done in the second and third quarters. However, the continuing pressures on educational budgets caused many school districts to limit or postpone purchases of educational materials this year.

•	SEG’s overall sales in the adoption states increased and sales in the open territory decreased from the comparable prior-year period primarily due to the factors noted above for the quarter.

Higher Education, Professional and International
Three Months
Higher Education increased for both print and digital products, driven by higher enrollments in the current academic year and by sales growth over the prior-year quarter for all of the four principal product lines — Humanities, Social Sciences and Languages; Science, Engineering and Mathematics; Business and Economics; and Career Education.
•	Key titles contributing to the performance in the quarter included Nickels, Understanding Businesses, 9/e; Lucas, The Art of Public Speaking, 10/e; Saladin, Anatomy & Physiology, 5/e; Shier, Hole’s Human Anatomy and Physiology, 12/e; and McConnell, Economics, 18/e.
•	Digital growth was driven by the continued success of the Homework Management product line, which also includes assessment and tutoring products. E-book revenue also increased over the comparable prior-year period as the number of titles available as well as the number of channels through which e-books are sold continues to expand.
Professional increased slightly over the comparable prior-year period due to increases in net book publishing sales (including both print books and e-books) as actual returns were significantly lower than the comparable prior-year quarter. Growth in digital revenue, primarily from digital subscription products, also contributed to the increase.
International decreased slightly from the comparable prior-year period, driven primarily by lower sales in Canada and Spain.
Nine Months
Higher Education increased for both print and digital products, driven by higher enrollments in the current academic year and by strong publication lists and attractive new digital offerings from all four subject-area imprints. Digital growth was driven by the continued success of the Homework Management product line, which included new releases on the improved and enhanced Connect platform. E-book revenue also increased over the comparable prior-year period.
Professional increased slightly over the comparable prior-year period due to the factors noted above for the quarter.
International increased over the comparable prior-year period, driven by the favorable impact of foreign exchange rates. Also contributing to the increase were higher sales in the Middle East and Africa related to large orders placed by international non-profit organizations, and in Asia as a result of Higher Education sales in Southeast Asia and Korea. These gains were partially offset by declines in other international markets.
Operating Profit
In the third quarter of 2010, operating profit for MHE improved, primarily due to the strong growth in SEG as well as increases in Higher Education sales. In addition, lower expenses, notably reduced prepublication amortization and lower costs related to inventory, contributed to the margin improvement.
In the first nine months of 2010, operating profit for MHE improved, primarily due to the increases in SEG and Higher Education sales combined with lower costs and expenses, notably reduced prepublication amortization, lower costs related to inventory, cost-saving initiatives and savings from the realignment of several business operations within the segment that occurred during the second quarter of 2009.
Industry Highlights and Outlook
According to statistics compiled by the Association of American Publishers, total net sales of elementary and secondary instructional materials increased by 8.0% through August 2010 compared to the same period in 2009. Sales in adoption states for the industry increased by 24.7% compared to the prior year, while sales in open territory states decreased by 7.3%. Beginning in 2010, basal and supplemental sales are no longer being reported separately due to the increasing overlap between these types of products and their markets.
The environment in 2010 has been more favorable than last year because of increased sales potential of the available state new adoption market, which is currently estimated at between $825 million and $875 million depending on spending through the fourth quarter, compared to approximately $500 million in 2009. In addition, total U.S. PreK-12 enrollment for 2009-2010 is estimated at nearly 56 million students, up slightly from 2008-2009, according to the National Center for Education Statistics.

Financial Services

	Three Months			Nine Months
	2010	2009	% Favorable	2010	2009	% Favorable
Revenue
Credit Market Services	$473,199	$426,070	11.1%	$1,382,529	$1,274,824	8.4%
Investment Services	224,180	210,914	6.3%	666,681	646,102	3.2%

Total revenue	$697,379	$636,984	9.5%	$2,049,210	$1,920,926	6.7%

Operating profit	$273,107	$256,183	6.6%	$797,865	$764,130	4.4%
% Operating margin	39.2%	40.2%		38.9%	39.8%
The following items have impacted results for the three and nine months ended September 30, 2010 and 2009:
•	Foreign exchange rates had unfavorable impacts of $6.2 million on revenue and $8.2 million on operating profit for the quarter, and a favorable impact of $5.4 million on revenue and an unfavorable impact of $3.2 million on operating profit for the nine months.
•	Operating profit for the three months and nine months ended September 30, 2010 includes a pre-tax gain of $7.3 million for the sale in September 2010 of certain equity interests in India.
•	Operating profit for the nine months ended September 30, 2009 includes a pre-tax loss of $13.8 million for our divestiture of Vista Research in May 2009.
Revenue
Credit Market Services
Three Months
Credit Market Services revenue increased compared to the prior year as increases in corporate industrial ratings and credit ratings-related information products were partially offset by declines in structured finance. Corporate industrial ratings increased primarily due to growth in transaction revenue driven by significant U.S. high-yield corporate bond issuance. Structured finance decreased with a greater decline in Europe resulting primarily from decreased central banks’ repurchase (“repo”) activity. Also contributing to the decrease was lower issuance in the U.S. of asset-backed securities and residential mortgage-backed securities (re-REMIC transactions).
Revenue derived from non-transaction related sources increased compared to the third quarter of 2009, primarily as a result of growth in subscription revenue. Revenue from credit ratings-related information products, such as RatingsXpress and RatingsDirect, continued to increase as a result of strong growth in our subscription base from new client relationships and expanded relationships into existing accounts. Non-transaction related revenue represented 65.6% of total Credit Market Services revenue for the third quarter of 2010, down from 70.0% for the third quarter of 2009 as transaction revenue grew at a faster pace.
Nine Months
Credit Market Services revenue increased compared to the prior year, primarily due to growth in transaction revenue and credit ratings-related information products due to the factors noted above for the quarter, partially offset by declines in structured finance and risk solution services.
Revenue derived from non-transaction related sources increased compared to the first nine months of 2009 due to the factors noted above for the quarter. Non-transaction related revenue represented 66.5% of total Credit Market Services revenue for the first nine months of 2010 down from 69.7% for the first nine months of 2009 due to transaction revenue growing at a higher rate than non-transaction revenue in the first nine months of 2010.
Investment Services
Three Months
Investment Services revenue increased compared to the prior year, primarily driven by increases in index services and growth at Capital IQ, partially offset by declines in investment research products. Specifically, index services increased mainly due to growth in exchange-traded fund (“ETF”) products from higher levels of assets under management, in addition to 19 new ETF’s launched during the quarter. Also, increased data sales and increased volumes of both exchange-traded and over-the-counter (“OTC”) derivatives contributed to the increased index services revenue. The number of Capital IQ clients at September 30, 2010 increased 14.2% from the comparable prior-year period. Offsetting these increases were decreases in investment research products, primarily resulting from the expiration of the Independent Equity Research settlement at the end of July 2009.

Nine Months
Investment Services revenue increased compared to the prior year due to the factors noted above for the quarter. Revenue for the nine-month period was also impacted by the divestiture of Vista Research in May 2009.
Operating Profit
Operating profit increased for the third quarter and first nine months of 2010, primarily due to the growth in transaction revenue and increases in our index services, partially offset by declines in structured finance and investment research products as noted above, and increases in incentive compensation, incremental costs for compliance and substantial staff increases internationally, mainly in India, and the acquisition of TheMarkets.com.
Issuance Volumes
We monitor issuance volumes as an indicator of trends in transaction revenue streams within Credit Market Services. The following tables depict changes in issuance levels as compared to the prior year, based on Thomson Financial, Harrison Scott Publications and Standard & Poor’s internal estimates.

	Third Quarter		Year-to-Date
	Compared to Prior Year		Compared to Prior Year
Structured Finance	U.S.	Europe	U.S.	Europe
Residential Mortgage-Backed Securities (“RMBS”)	(32.9%)	219.9%	(44.2%)	373.9%
Commercial Mortgage-Backed Securities (“CMBS”)	125.9%	7.9%	184.3%	80.2%
Collaterized Debt Obligations (“CDO”)	*	(64.2%)	103.2%	176.5%
Asset-Backed Securities (“ABS”)	(32.9%)	309.3%	(9.8%)	175.5%
Total New Issue Dollars - Structured Finance	(23.3%)	214.8%	(10.2%)	301.5%

*	The percentage change cannot be calculated as the result of no material issuance during the third quarter of 2009 for U.S. CDO ($1.9 billion in 2010 vs. $0.1 billion in 2009).

•	RMBS volume is down in the U.S. in the quarter and year-to-date due to lower re-REMIC activity.
•	European RMBS issuance was up substantially from the prior year, with covered bond issuance from financial institutions contributing to the increase.
•	CMBS issuance is up in the U.S. and Europe in the quarter and year-to-date as volumes are starting to grow from a very low prior-year base and investors have become more comfortable with the fundamentals of the underlying commercial property markets.
•	Issuance in the CDO asset class has primarily been attributed to nontraditional securitizations of structured credit. However, the absolute issuance levels still remain significantly below historical levels. The current year’s percentage increase is calculated from a low base in the comparable prior-year period.
•	ABS issuance in the U.S. is down for the quarter and year-to-date when compared to the prior year, primarily driven by reductions in credit card volumes due to concerns regarding the impact of recent changes in accounting and the Federal Deposit Insurance Corporation (“FDIC”) Safe Harbor Rules, which could increase the economic cost of securitization.
•	European ABS growth was primarily the result of strength in consumer loans and credit cards, but the percentage growth was calculated from a relatively low base in the comparable prior-year third quarter period.

	Third Quarter		Year-to-Date
	Compared to Prior Year		Compared to Prior Year
Corporate Issuance	U.S.	Europe	U.S.	Europe
High-Yield Issuance	59.4%	(4.0%)	72.0%	149.0%
Investment Grade	10.3%	(25.7%)	(39.5%)	(31.8%)
Total New Issue Dollars - Corporate Issuance	20.4%	(24.9%)	(25.4%)	(29.3%)
•	Corporate issuance in the U.S. increased in the quarter as the result of strong corporate high-yield debt issuance. Corporations are taking advantage of low interest rates as refinancing activity has increased. There has also been a modest rebound in debt-financed mergers and acquisitions contributing to the increase.

•	Europe corporate issuance is down in the quarter attributed to continued weak economic conditions and uncertainty regarding the central banks’ monetary policy. Year-to-date issuance has been negatively impacted by fears and disruptions generated by the European sovereign debt crisis, which peaked earlier this year.

•	Global high-yield issuance for the nine month year-to-date period is already higher than any twelve month full-year period on record.

Industry Highlights and Outlook
Activity in the first nine months of 2010 has been driven by refinancing as companies are exhibiting prudent capital management and are taking advantage of low underlying interest rates and increased investor demand for new issues. This should continue in the fourth quarter of 2010 driven by opportunistic financings and a significant amount of debt maturities in 2010 that remain to be refinanced. In addition, mergers and acquisition activity is projected to recover somewhat and the overall cost of financing should remain at attractive levels for the remainder of the year.
Although corporate credit spreads increased slightly during the third quarter, overall funding rates remain at historically attractive levels for issuers. The Federal Reserve has continued to keep interest rates exceptionally low for an extended period, which should keep the current liquidity conditions intact in the corporate credit market.
Although the ABS market was generally robust during the first nine months of 2010, this trend may slow as the market adjusts to new and proposed rules and regulations from the FDIC, Financial Accounting Standards Board (“FASB”) and Securities and Exchange Commission (“SEC”), which may increase the cost of securitization for issuers going forward.
In addition, we anticipate slow and gradual improvement among the RMBS and CMBS asset classes as long as the economic recovery remains on track and the capital markets remain stable.
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
On August 21, 2010, Standard & Poor’s credit rating operations submitted an application for registration under the new European Union regulatory requirements for credit rating agencies. The registration is currently being reviewed by the regulators. On September 30, 2010, Japan’s Financial Services Agency granted the application of S&P’s local ratings operation as a licensed credit rating agency.
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
Legal Proceedings
See Note 13 — Commitments and Contingencies to our unaudited Consolidated Financial Statements for legal proceedings disclosure that amends the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2009.
Information & Media

	Three Months			Nine Months
			% Favorable			% Favorable
	2010	2009	(Unfavorable)	2010	2009	(Unfavorable)
Revenue
Business-to-Business	$204,140	$219,768	(7.1%)	$590,551	$642,711	(8.1%)
Broadcasting	23,629	19,136	23.5%	67,606	57,821	16.9%

Total revenue	$227,769	$238,904	(4.7%)	$658,157	$700,532	(6.0%)

Operating profit	$45,831	$29,540	55.1%	$121,164	$46,734	N/M
% Operating margin	20.1%	12.4%		18.4%	6.7%

*	N/M indicates not meaningful.

Impacting results for the nine months ended September 30, 2009 was a net pre-tax restructuring charge of $4.0 million recorded for a restructuring plan initiated during the second quarter of 2009.
Foreign exchange rates had an immaterial impact on revenue and operating profit for the quarter and for the nine months.
Revenue
Business-to-Business
Three Months
In the third quarter of 2010, Business-to-Business revenue decline was driven primarily by the divestiture of BusinessWeek in December 2009 and decreases in our construction business as market declines have slowed new business growth. Offsetting this decline was continued revenue growth in our global commodities products, primarily related to oil, as continued volatility in crude oil and other commodity prices drove the need for market information. Also offsetting the decline was an increase at Aviation Week, primarily due to increases in advertising and event revenue.
Nine Months
In the first nine months of 2010, Business-to-Business revenue decline was driven primarily by the factors noted above for the quarter. Offsetting these declines was continued revenue growth in our global commodities products as described above for the quarter.
Broadcasting
Broadcasting revenue for the third quarter and first nine months of 2010 increased primarily due to increases in both political and base advertising. Political advertising increased as compared to the prior-year comparable periods due to both governmental races and advertising spending in support of various issues. Base advertising increased primarily due to growth in the automotive and service categories as compared to the comparable prior-year period.
Operating Profit
The key drivers for operating profit growth in the segment for the third quarter and first nine months of 2010 were the positive impact of the divestiture of BusinessWeek and growth in our global commodities products.
Industry Highlights and Outlook
I&M expects to invest in digital capabilities and further expand its presence in selected markets in order to drive growth in 2010.
•	Volatility in the oil and natural gas markets helps drive demand for commodities products. The U.S. Energy Information Administration projects that world oil consumption will grow by 1.6 million barrels per day in 2010, similar to previous forecasts. The New York Mercantile Exchange front-month oil futures prices rose from a low this year of $68.01 per barrel to $79.97 on September 30, 2010.

•	Demand for our construction offerings is somewhat dependent on the volatility in the construction industry. In the first nine months of 2010, the dollar value of total U.S. construction starts was down 3% against the same period of the prior year. Residential building in the first nine months of 2010 climbed 10%, given the comparison to an extremely weak first nine months of 2009 when the housing market hit bottom. Non-residential building decreased 11% while non-building construction slipped 3%. The overall level of construction starts is forecast to retreat an additional 1% in 2010.

•	Demand for our automotive studies is driven by the performance of the automotive industry. In the first nine months of 2010, the dollar value of total U.S. light vehicle sales was up 18% on a 10% increase in total sales volume against the same period of the prior year. This reflects a marked improvement in both volume and pricing, while overall incentives remain lower than they were a year ago.
Liquidity and Capital Resources
We continue to maintain a strong financial position and expect this position to be sufficient to, at a minimum, meet our anticipated short-term operating requirements. Our primary source of funds for operations is cash generated by operating activities. We also use our cash to make ongoing investments in our businesses, strategic acquisitions and share repurchases. Our core businesses have been strong cash generators. However, income and, consequently, cash provided from operations during the year are significantly impacted by the seasonality of our businesses, particularly educational publishing. This seasonality also impacts cash flow and related borrowing patterns as investments are typically made in the first half of the year to support the strong selling period that occurs in the third quarter. As a result, our cash flow is typically lower in the first half of the year and higher during the third and fourth quarters. Debt financing is used as necessary for our seasonal fluctuations in working capital.

Cash Flow Overview
Cash and cash equivalents were $1.3 billion on September 30, 2010, an increase of $112.9 million from December 31, 2009, and consisted of domestic cash and cash held abroad. Typically, cash held outside the U.S. is anticipated to be utilized to fund international operations or to be reinvested outside of the U.S., as a significant portion of our opportunities for growth in the coming years are expected to be abroad.

	Nine Months
	2010	2009	%Increase
Net cash provided by (used for):
Operating activities	$1,053,343	$903,531	16.6%
Investing activities	(467,249)	(167,364)	N/M
Financing activities	(463,988)	(276,959)	67.5%

*	N/M indicates not meaningful.
Operating Activities
Cash provided by operations increased $149.8 million to $1.1 billion for the first nine months of 2010, mainly due to an increase in operating results, lower payments for accounts payable and accrued expenses and growth in unearned revenue, partially offset by an increase in accounts receivable.
Accounts payable and accrued expenses increased cash by $66.9 million as a decrease of $4.2 million in the first nine months of 2010 compared to a decrease of $71.1 million in the first nine months of 2009. This is primarily due to the timing of payments of invoices in the first nine months of 2010 compared to the prior-year period.
Unearned revenue increased cash by $35.1 million as an increase of $2.2 million in the first nine months of 2010 compared to a decrease of $32.9 million in the first nine months of 2009. 2010 increased primarily due to higher digital product sales in our MHE segment as well as strong growth in our global commodities products.
Accounts receivable decreased cash by $37.4 million as an increase of $163.7 million in the first nine months of 2010 compared to an increase of $126.3 million in the first nine months of 2009. Accounts receivable is higher than the prior year-end primarily due to higher sales in 2010, mainly within our MHE segment. As a result, the number of days sales outstanding for operations have improved by 6 days, primarily due to revenue growth in our Financial Services and MHE segments, and strong cash collections across all of our segments.
Investing Activities
Cash used for investing activities was $467.2 million and $167.4 million in the first nine months of 2010 and 2009, respectively. The increase from the prior-year period is primarily due to cash paid for our acquisitions in the first nine months of 2010.
Net prepublication costs decreased $108.4 million from December 31, 2009 to $352.4 million, as amortization outpaced spending. Prepublication investment in the current year totaled $99.3 million, $30.4 million less than the same period in 2009. In 2010, as a result of timing of the larger state adoption opportunities, we expect prepublication investments of approximately $160 million versus $177 million in 2009. In 2010, we are projecting capital expenditures in the range of $70 million to $80 million versus $69 million in 2009.
Financing Activities
Cash used for financing activities was $464.0 million through September 30, 2010 compared to $277.0 million in 2009. The difference is primarily attributable to cash used to repurchase shares. On January 31, 2007 the Board of Directors approved a stock repurchase program authorizing the purchase of up to 45.0 million shares, which was 12.7% of the total shares of our outstanding common stock at that time. During the first nine months of 2010, we repurchased 8.7 million shares under the 2007 repurchase program for $255.8 million. As of September 30, 2010, 8.4 million shares remained available under the 2007 repurchase program. The repurchase program has no expiration date. The repurchased shares may be used for general corporate purposes, including the issuance of shares for stock compensation plans and to offset the dilutive effect of the exercise of employee stock options. Purchases under this program may be made from time to time on the open market and in private transactions, depending on market conditions.
On January 20, 2010, the Board of Directors approved an increase in the quarterly common stock dividend from $0.225 to $0.235 per share.

Available Financing
Currently, we have the ability to borrow $1.2 billion in additional funds through our commercial paper program, which is supported by our credit facility described below. Historically, we have also had the ability to borrow additional funds through Extendible Commercial Notes (“ECNs”) and a promissory note. However, in the current credit environment the market for ECNs and financing through our promissory note are not available and, as such, we have no short-term plans to utilize these sources for additional funds. As of September 30, 2010 and December 31, 2009, we have not utilized any of these sources for additional funds.
Credit Facility
On July 30, 2010, we entered into a $1.2 billion three-year credit agreement (the “credit facility”) that will terminate on July 30, 2013. This credit facility replaced our $433.3 million 364-day facility that was scheduled to terminate on August 13, 2010 and our $766.7 million 3-year facility that was scheduled to terminate on September 12, 2011. The previous credit facilities were cancelled after the new credit facility became effective. There were no outstanding borrowings under the previous credit facilities when they were replaced.
Our credit facility serves as a backup facility for short-term financing requirements that normally would be satisfied through the commercial paper program. We pay a commitment fee of 15.0 to 35.0 basis points for the credit facility, depending on our credit rating, whether or not amounts have been borrowed and currently pay a commitment fee of 15.0 basis points. The interest rate on borrowings under the credit facility is, at our option, calculated using rates that are primarily based on either the prevailing London Inter-Bank Offer Rate, the prime rate determined by the administrative agent or the Federal funds rate. For certain borrowings under this credit facility there is also a spread based on our credit rating added to the applicable rate.
The credit facility contains certain covenants. The only financial covenant requires that our indebtedness to cash flow ratio, as defined in the credit facility, is not greater than 4 to 1, and this covenant has never been exceeded.
Critical Accounting Estimates
Our accounting policies are described in Note 1 — Accounting Policies to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2009. As discussed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report, we consider an accounting estimate to be critical if it required assumptions to be made that were uncertain at the time the estimate was made and changes in the estimate or different estimates could have a material effect on our results of operations. These critical estimates include those related to revenue recognition, allowance for doubtful accounts and sales returns, prepublication costs, valuation of inventories, valuation of long-lived assets, goodwill and other intangible assets, pension plans, income taxes, incentive compensation and stock-based compensation. We base our estimates on historical experience, current developments and on various other assumptions that we believe to be reasonable under these circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that cannot readily be determined from other sources. There can be no assurance that actual results will not differ from those estimates. Since the date of the Annual Report, there have been no changes to our critical accounting estimates.
Recently Issued or Adopted Accounting Standards
Refer to Note 15 — Recently Issued or Adopted Accounting Standards to our unaudited Consolidated Financial Statements for a discussion of certain accounting standards that have been adopted during 2010 and certain accounting standards which we have not yet been required to adopt and may be applicable to our future Consolidated Financial Statements results.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no significant changes in our exposure to market risk during the nine months ended September 30, 2010 from December 31, 2009. Our exposure to market risk includes changes in foreign exchange rates. We have operations in various foreign countries where the functional currency is primarily the local currency. For international operations that are determined to be extensions of the parent company, the U.S. dollar is the functional currency. We typically have naturally hedged positions in most countries from a local currency perspective with offsetting assets and liabilities. As of September 30, 2010, we have entered into an immaterial amount of foreign exchange forwards to hedge the effect of adverse fluctuations in foreign currency exchange rates. We have not entered into any derivative financial instruments for speculative purposes.
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
As of September 30, 2010, an evaluation was performed under the supervision and with the participation of management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the U.S. Securities Exchange Act of 1934). Based on that evaluation, management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2010.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal controls over financial reporting during the most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
See Note 13 — Commitments and Contingencies to our unaudited Consolidated Financial Statements in this quarterly report on Form 10-Q for legal proceedings disclosure that amends the disclosure in our Annual Report for the year ended December 31, 2009.
Item 1a. Risk Factors
There have been no material changes to the risk factors we have previously disclosed in Item 1a-Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2009.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On January 31, 2007 the Board of Directors approved a new stock repurchase program authorizing the purchase of up to 45.0 million shares, which was 12.7% of the total shares of our outstanding common stock at that time. During the third quarter of 2010, we repurchased 2.2 million shares under the 2007 repurchase program. As of September 30, 2010, 8.4 million shares remained available under the 2007 repurchase program. The repurchase program has no expiration date. The repurchased shares may be used for general corporate purposes, including the issuance of shares for stock compensation plans and to offset the dilutive effect of the exercise of employee stock options. Purchases under this program may be made from time to time on the open market and in private transactions, depending on market conditions.
The following table provides information on purchases made by the Company of its outstanding common stock during the third quarter of 2010 pursuant to the stock repurchase program authorized by the Board of Directors on January 31, 2007 (column c). In addition to purchases under the 2007 stock repurchase program, the number of shares in column (a) include: 1) shares of common stock that are tendered to the Registrant to satisfy the employees’ tax withholding obligations in connection with the vesting of awards of restricted shares (such shares are repurchased by the Registrant based on their fair market value on the vesting date), and 2) shares of the Registrant deemed surrendered to the Registrant to pay the exercise price and to satisfy the employees’ tax withholding obligations in connection with the exercise of employee stock options. There were no other share repurchases during the quarter outside the stock repurchases noted below:

			(c)Total Number of Shares
	(a)Total Number		Purchased as Part of	(d) Maximum Number of Shares
	of Shares	(b)Average	Publicly Announced	that may yet be Purchased
	Purchased	Price Paid per	Programs	Under the Programs
Period	(in millions)	Share	(in millions)	(in millions)
(Jul. 1 – Jul. 31, 2010)	—	$—	—	10.6
(Aug. 1 – Aug. 31, 2010)	0.5	$27.97	0.5	10.1
(Sept. 1 – Sept. 30, 2010)	1.7	$32.19	1.7	8.4

Total – Qtr	2.2	$31.14	2.2	8.4

Item 6. Exhibits

(15)	Letter on Unaudited Interim Financials

(31.1)	Quarterly Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)	Quarterly Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Quarterly Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(101.INS)	XBRL Instance Document *

(101.SCH)	XBRL Taxonomy Extension Schema *

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase *

(101.LAB)	XBRL Taxonomy Extension Label Linkbase *

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase *

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase *

*	Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MCGRAW-HILL COMPANIES, INC.
Date: October 29, 2010	By	/s/ Robert J. Bahash
Robert J. Bahash
Executive Vice President and Chief Financial Officer

Date: October 29, 2010	By	/s/ Kenneth M. Vittor
Kenneth M. Vittor
Executive Vice President and General Counsel

Date: October 29, 2010	By	/s/ Emmanuel N. Korakis
Emmanuel N. Korakis
Senior Vice President and Corporate Controller