Form 10-K
period 2010-12-31
MCGRAW-HILL COMPANIES INC
filed 2011-02-23
CIK 64040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
Commission File Number 1-1023
THE MCGRAW-HILL COMPANIES, INC.

(Exact name of registrant as specified in its charter)

New York	13-1026995

(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1221 Avenue of the Americas, New York, N.Y.	10020

(Address of Principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (212) 512-2000

Title of each class	Name of exchange on which registered

Common Stock — $1 par value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
YES ☑     NO ☐
     Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
YES ☐     NO ☑
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
YES ☐     NO ☑
     The aggregate market value of voting stock held by non-affiliates of the Registrant as of the last business day of the second fiscal quarter ended June 30, 2010, was $8,696,533,785, based on the closing price of the common stock as reported on the New York Stock Exchange of $28.14 per common share. For purposes of this calculation, it is assumed that directors, executive officers and beneficial owners of more than 10% of the registrant outstanding stock are affiliates.
     The number of shares of common stock of the Registrant outstanding as of February 11, 2011 was 306,674,766 shares.
     Part I, Part II and Part III incorporate information by reference from the Annual Report to Shareholders for the year ended December 31, 2010. Part III incorporates information by reference from the definitive proxy statement dated March 18, 2011 for the annual meeting of shareholders to be held on April 27, 2011.

PART I
Item 1. Business
Overview
The McGraw-Hill Companies, Inc. (together with its consolidated subsidiaries, the “Company,” the “Registrant,” “we,” “us” or “our”) is a leading global information services provider serving the financial, education and business information markets with the information they need to succeed in the “Knowledge Economy”. The business information markets include energy, automotive, construction, aerospace and defense, broadcasting and marketing/research information services. We serve our global customers through a broad range of products and distribution channels, including digital data and information, integrated digital platforms, printed books, magazines and newsletters, online via Internet Websites and through wireless and traditional on-air broadcasting, as well as through a variety of conferences and trade shows.
In November of 2010 we realigned our previously reported Financial Services segment into two separate segments, Standard & Poor’s (“S&P”) and McGraw-Hill Financial (“MH Financial”) to drive global growth and innovation. Specifically, the establishment of MH Financial allows us to organize our global financial information, data and analytics on a common sales and marketing platform. S&P will be able to focus on creating enhanced credit risk benchmarks and research for the expanding global markets in the new and evolving regulatory environment. As a result of the reorganization, our operations now consist of four business segments: S&P, MH Financial, McGraw-Hill Education (“MHE”) and McGraw-Hill Information & Media (“I&M”).
Our Businesses
S&P
S&P is the world’s foremost provider of credit ratings. With offices in over 20 countries around the world, S&P is an important part of the world’s financial infrastructure and has played a leading role for 150 years in providing investors with information and independent benchmarks for their investment and financial decisions and access to the financial markets. The key constituents S&P serves are investors; corporations, governments, and municipalities; commercial and investment banks; insurance companies; asset managers; and other debt issuers.
S&P differentiates its revenue between transaction and non-transaction, where transaction revenue includes new issuance of corporate, public finance, and structured finance debt instruments, bank loans, and corporate credit estimates; and non-transaction revenue includes annual fees for customer relationship-based pricing programs, surveillance fees and ratings fees earned relating to cancelled transactions (“breakage fees”).
Global markets have begun to recover and some are expanding rapidly, particularly those in emerging economies such as China and India, and raising capital is key for growth. Though, some uncertainties do remain, individuals, countries, and corporations will continue to require access to world capital markets, and investors will demand the diversification they offer. The primary risk point in the financial markets has moved to Europe. There was record investment-grade bond issuance in 2010, and we have seen the re-emergence of the speculative-grade market. New financial legislation around the world will help improve investor confidence and market stability.
MH Financial
MH Financial is a leading global provider of digital and traditional research and analytical tools for investment advisors, wealth managers and institutional investors. It deploys the latest innovative technology strategies to deliver to customers an integrated portfolio of cross-asset analytics, desktop services, valuation and index benchmarks and investment recommendations in the rapidly growing financial information, data and analytics market. The key constituents MH Financial serves are asset managers; investment banks; investors; brokers; financial advisors; investment sponsors; and companies’ back-office functions, including compliance, operations, risk, clearance, and settlement.
MH Financial differentiates its revenue between subscription and non-subscription, where subscription revenue includes credit ratings-related information products, the Capital IQ platform, investment research products and other data subscriptions; and non-subscription revenue includes fees based on assets underlying exchange-traded funds as well as certain advisory, pricing and analytical services.
The increasing interconnections among the world economies and financial markets underpin the need for financial information. The retirement of the baby boomers in developed countries as well as the emergence of a vast new middle class in developing countries will also increase the need for financial services.

MHE
MHE is one of the premier global educational publishers and consists of two operating groups: the School Education Group (“SEG”), serving the elementary and high school (“el-hi”) markets, and the Higher Education, Professional and International Group (“HPI”), serving the college and university, professional, international and adult education markets. As world economies become increasingly centered on the service sector and technology and global population continues to rise, education is more than ever the key to growth.
The el-hi market is changing with digital capabilities becoming increasingly critical. SEG sells textbooks (print and digital versions), digital and hybrid supplemental materials and provides online and traditional assessment and reporting services. The key markets are pre-kindergarten, elementary, secondary, testing, supplemental, vocational, and post-secondary fields in the United States. The market for textbooks consists of adoption states, which are states that provide educational funding to school districts for specific programs based on adoption calendars, and open territory states, which are states that do not follow adoption calendars. This market is influenced strongly by the size and timing of state adoption opportunities and the availability of funds in adoption states and in the open territory. Federal support has eased some of the pressure on state and local finances, which has helped to mitigate the cutbacks in K-12 education.
In the college and university market, and the international market, we sell integrated digital eLearning platforms, textbooks and other resources to higher education institutions. Key markets are international college, university, post-graduate fields/markets, and English as a Second Language (ESL) for higher education; worldwide medicine, healthcare, engineering, science, computer technology, business, and general reference publishing for professional; and education, business, and professional for international.
The college and university market is affected by enrollments, higher education funding and the number of courses available to students. Enrollments in degree-granting higher education institutions are projected to rise 13% to 20.6 million by 2018, according to the National Center for Educational Statistics. Online enrollments have continued to grow at rates in excess of the total higher education school population. Internationally, postsecondary enrollments are also increasing in many regions, notably in India and China and other emerging economies. College enrollments are rising more rapidly, as the need for bridging skill gaps with college-educated workers grows. Continuing education is becoming more common, as workers may need to change careers several times over the course of a working lifetime.
I&M
I&M consists of two operating groups: the Business-to-Business Group (“B2B”), including such brands as Platts, J.D. Power and Associates, McGraw-Hill Construction and Aviation Week; and the Broadcasting Group, which operates nine television stations, four ABC affiliated stations located in Denver (KMGH-TV), Indianapolis (WRTV), San Diego (KGTV), and Bakersfield, California (KERO-TV); and five Azteca America affiliated stations in Denver (KZCO-TV), Fort Collins (KZFC-TV), Colorado Springs (KZCS-TV), San Diego (KZSD-TV) and Bakersfield, California (KZKC-TV).
Key markets served by B2B include professionals and corporate executives in automotive, aerospace and defense, construction, and energy; and global business and financial professionals, traders, investors, marketers, advertisers, and consumers worldwide.
The segment’s business is driven by the need for information and transparency in a variety of industries, and to a lesser extent, by advertising revenue. I&M delivers critical information, largely though digital channels, for the construction, aerospace and defense, automotive, and general business markets. The recent recession has adversely affected the construction and automobile industries. These sectors are beginning to stabilize, but recovery will be slow. Information is the main currency of the new industrial age. Global information coverage and the interconnections in global trade and finance demand faster and more accurate information flows.
Our Strategy
In 2011, we plan to continue our focus on the following strategies to increase our growth and relevance and to maintain our position as a leading “Knowledge Economy” company:
•	Leveraging existing capabilities to grow organically, particularly through developing a broad range of digital products and services

•	Growing globally by leveraging our position in developed markets and by pursuing opportunities in key developing countries

•	Continuing to consider selective acquisitions that complement our existing business capabilities

•	Expanding and refining the use of technology in all segments to improve performance, market penetration and productivity

•	Continuing to contain costs
Leveraging existing capabilities to grow organically, particularly through developing a broad range of digital products and services
We employ technology to innovate, create new revenue streams, and lower operating costs. Connecting content and managing digital assets globally is an essential part of this effort. We are building size and scale globally in essential markets by expanding our digital capabilities to serve the enduring needs for knowledge, capital formation, and business analysis. With the positive shift in the global economy, we are well-positioned for new opportunities in areas such as financial services, digital education solutions and sustainability-related products and services.
Since 2002, our year-over-year revenue growth from abroad has outpaced domestic performance. In 2010, foreign sources accounted for approximately 29% of our total revenue. The rapid rise of developing economies in Asia, including India, is creating significant opportunities for us.
•	S&P — CRISIL launched a new service, Independent Equity Research (“IER”), providing investors with high-quality research on listed Indian companies. CRISIL is India’s leading provider of ratings, research, and risk and policy advisory services. S&P launched the ASEAN Regional Rating Scale to facilitate increased regional and global market participation in Southeast Asia.

•	MH Financial — has forged relationships with leading stock exchanges around the world, including the Australian Securities Exchange, the National Stock Exchange of India, the Toronto Stock Exchange, and the RTS Exchange in Moscow, to calculate and manage local stock indices.

•	MHE — is capitalizing on the global demand for knowledge, particularly in vocational and English language training and online instruction. In India, Tata McGraw-Hill, a joint venture between Tata Group and MHE, launched a professional development program for India’s growing retail industry. In China, MHE has partnered with Ambow Education, a market leader in vocational training services, to develop new English-language training programs for Chinese engineers. In the United Arab Emirates, MHE has developed custom assessments for English-language proficiency training.

•	I&M — Platts is expanding by bringing information transparency critical to growing markets for national resources around the world. J.D. Power and Associates continues to deepen its offering and expand its services internationally, including in China, where the automotive market is growing rapidly. AviationWeek continues to expand in the defense sector as well as in emerging markets, including India, the Middle East, and Asia-Pacific.
Growing globally by leveraging our position in developed markets and by pursuing opportunities in key developing countries
We will increase our global footprint and revenues by scaling up and localizing key global platforms, building and acquiring new capabilities and products, and accelerating cross-border distribution of existing products. We will accomplish this by successfully operating on global, regional and local levels.
Continuing to consider selective acquisitions that complement our existing business capabilities
We are focused on growth opportunities in core markets — financial services, education and business information. Our four operating segments help meet the need for knowledge and education, provide access to the world’s capital markets, and increase information transparency for better decision making.
Expanding and refining the use of technology in all segments to improve performance, market penetration and productivity
Connecting content and managing digital assets globally across all of our companies is essential to growing revenue, improving workflow and productivity, and reducing costs. Ongoing investments in technology support our ability to provide our customers with products and services that deliver solutions and that represent the shift to today’s more interactive and digital business model. Technology represents a tremendous opportunity for us to enhance our offerings, embed our solutions into customers’ workflows and infrastructure, and build stronger, broader relationships.
•	S&P — continues to facilitate worldwide access to capital by providing a common and transparent benchmark for evaluating and comparing creditworthiness across multiple sectors and geographies.

•	MH Financial — Capital IQ’s platform of powerful, easy-to-use tools is attracting more clients and helping them reduce risk, work more efficiently, and make better decisions. S&P Indices, the world’s leading index provider, is continuing to expand in global markets.

•	MHE — is embracing digital to create new and expanded revenue opportunities. McGraw-Hill Connect™, MHE’s innovative higher education platform, and other digital study/homework management products now have more than 1.8 million registered users. A new partnership with Blackboard Inc. will significantly expand access to McGraw-Hill Connect by making McGraw-Hill’s content and digital tools available to institutions already using Blackboard Learn™. MHE’s digital tools and content are available on a variety of devices developed by Apple, Amazon and Sony to broaden its digital distribution. A new partnership with Wipro Technologies to develop “mConnect”, an open-standard mobile learning platform, will help to bridge the skills gap in emerging markets with the intention to extend this program to other countries in Asia and in Africa.

•	I&M — our leading business information brands are taking the creation, analysis, and delivery of business information to new levels. J.D. Power and Associates is providing real-time data and volume metrics to the automotive, hospitality, and retail industries. Platts is expanding as the demand for natural resources grows globally and the need for information about these volatile markets increases.

There can be no assurance that we will achieve success in implementing any one or more of these strategies. The following factors could unfavorably impact operating results in 2011:
•	Lower educational funding as a result of state budget concerns

•	Prolonged difficulties in the credit markets

•	A change in the regulatory environment affecting our businesses

•	A change in educational spending
Segment and Geographic Data
The relative contribution of our operating segments to operating revenue, operating profit, long-lived assets and geographic information for the three years ended December 31, 2010 is included in Note 12 — Segment and Geographic Information of our 2010 Annual Report to Shareholders, and incorporated herein by reference from Exhibit (13).
Our Personnel
As of December 31, 2010, we have approximately 21,000 employees located worldwide, of which approximately 11,000 were employed in the United States.
Available Information
We have an investor kit available online and in print that includes the current (and prior years) Annual Report, Proxy Statement, Form 10-Qs, Form 10-K, all filings through EDGAR with the Securities and Exchange Commission, and the current earnings release. For online access go to www.mcgraw-hill.com/investor_relations and click on Digital Investor Kit. Requests for printed copies, free of charge, can be e-mailed to investor_relations@mcgraw-hill.com or mailed to Investor Relations, The McGraw-Hill Companies, Inc., 1221 Avenue of the Americas, New York, NY 10020-1095. You can call Investor Relations toll free at 866-436-8502 (domestic callers) or 212-512-2192 (international callers).
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
We operate in the financial, education, and business information markets. The business information markets include energy; automotive; construction; aerospace and defense; broadcasting; and marketing/research information services. Certain risk factors are applicable to individual markets while other risk factors are applicable company-wide.
Company-wide Risk Factors
Our ability to grow is dependent on a number of factors including the following:
Introduction of new products, services or technologies could impact our profitability
•	We operate in highly competitive markets that continue to change to adapt to customer needs. In order to maintain a competitive position, we must continue to invest in new offerings and new ways to deliver our products and services.
o	These investments may not be profitable or may be less profitable than what we have experienced historically.
•	We could experience threats to our existing businesses from the rise of new competitors due to the rapidly changing environment within which we operate.

•	We rely on our information technology environment and certain critical databases, systems and applications to support key product and service offerings. We believe we have appropriate policies, processes and internal controls to ensure the stability of our information technology, provide security from unauthorized access to our systems and maintain business continuity, but our business could be subject to significant disruption and our operating results may be adversely impacted by unanticipated system failures, data corruption or unauthorized access to our systems.

A significant increase in operating costs and expenses could have a material adverse effect on our profitability
•	Our major expenses include employee compensation and printing, paper, and distribution costs for product-related manufacturing.
o	We offer competitive salary and benefit packages in order to attract and retain the quality employees required to grow and expand our businesses. Compensation costs are influenced by general economic factors, including those affecting the cost of health insurance and postretirement benefits, and any trends specific to the employee skill sets we require.

o	We could experience changes in pension costs and funding requirements due to poor investment returns and/or changes in pension assumptions.

o	Paper prices fluctuate based on the worldwide demand and supply for paper in general and for the specific types of paper used by us. Our overall paper price increase is currently limited due to negotiated price reductions, long-term agreements, and short-term price caps for a portion of paper purchases that are not protected by long-term agreements.

o	Our books and magazines are printed by third parties and we typically have multi-year service contracts for the printing of books and magazines in order to reduce price fluctuations over the contract term.

o	We make significant investments in information technology data centers and other technology initiatives as well as significant investments in the development of programs for the el-hi market place. Although we believe we are prudent in our investment strategies and execution of our implementation plans, there is no assurance as to the ultimate recoverability of these investments.
Our ability to protect our intellectual property rights could impact our competitive position
•	Our products contain intellectual property delivered through a variety of media, including print, broadcast and digital. Our ability to achieve anticipated results depends in part on our ability to defend our intellectual property against infringement. Our operating results may be adversely affected by inadequate legal and technological protections for intellectual property and proprietary rights in some jurisdictions and markets.
Exposure to litigation could have a material effect on our financial position and results of operations
•	We are involved in legal actions and claims arising from our business practices, as discussed in the Management’s Discussion and Analysis section of our 2010 Annual Report to Shareholders, and face the risk that additional actions and claims will be filed in the future. Due to the inherent uncertainty of the litigation process, the resolution of any particular legal proceeding or change in applicable legal standards could have a material effect on our financial position and results of operations.
Risk of doing business abroad
•	As we continue to expand our operations overseas, we face the increased risks of doing business abroad, including inflation, fluctuation in interest rates and currency exchange rates, changes in applicable laws and regulatory requirements, export and import restrictions, tariffs, nationalization, expropriation, limits on repatriation of funds, civil unrest, terrorism, unstable governments and legal systems, and other factors. Adverse developments in any of these areas could cause actual results to differ materially from historical and/or expected operating results.
Risk Factors Specific to our Standard & Poor’s Segment
Changes in the volume of debt securities issued in domestic and/or global capital markets and changes in interest rates and other volatility in the financial markets could have a material impact on our results of operations
•	Unfavorable financial or economic conditions that either reduce investor demand for debt securities or reduce issuers’ willingness or ability to issue such securities could reduce the number and dollar volume of debt issuance for which S&P provides credit ratings.

•	Increases in interest rates or credit spreads, volatility in financial markets or the interest rate environment, significant political or economic events, defaults of significant issuers and other market and economic factors may negatively impact the general level of debt issuance, the debt issuance plans of certain categories of borrowers, and/or the types of credit-sensitive products being offered.

•	A sustained period of market decline or weakness could have a material adverse effect on us.

•	Our results could be adversely affected because of public statements or actions by market participants, government officials and others who may be advocates of increased regulation, regulatory scrutiny or litigation.
Increased competition or regulation could result in a loss of market share or revenue
•	The markets for credit ratings are very competitive. S&P competes domestically and internationally on the basis of a number of factors, including the quality of its ratings, client service, reputation, price, geographic scope, range of products and technological innovation.

•	In addition, in some of the countries in which S&P competes, governments may provide financial or other support to locally-based rating agencies and may from time to time establish official credit rating agencies, credit ratings criteria or procedures for evaluating local issuers.

•	The financial services industry is subject to the potential for increasing regulation in the United States and abroad. The businesses conducted by S&P are in certain cases regulated under the U.S. Credit Rating Agency Reform Act of 2006, the U.S. Securities Exchange Act of 1934, and/or the laws of the states or other jurisdictions in which they conduct business.
o	In the past several years the U.S. Congress, the SEC, the European Commission, through the Committee of European Securities Regulators and the International Organization of Securities Commissions, a global group of securities commissioners, have been reviewing the role of rating agencies and their processes and the need for greater oversight or regulations concerning the issuance of credit ratings or the activities of credit rating agencies.

o	Local, national and multinational bodies have considered and adopted other legislation and regulations relating to credit rating agencies from time to time.
▪	We do not believe that any such laws, regulations or rules will have a material adverse effect on our financial condition or results of operations.
o	Other laws, regulations and rules relating to credit rating agencies are being considered by local, national, foreign and multinational bodies and are likely to continue to be considered in the future. The impact on us of the adoption of any such laws, regulations or rules remains uncertain.

o	Additional information regarding rating agencies is provided in the Management’s Discussion and Analysis section of our 2010 Annual Report to Shareholders.
Risk Factors Specific to our McGraw-Hill Financial Segment
Increased competition or regulation could result in a loss of market share or revenue
•	The markets for financial research, investment and advisory services are very competitive. MH Financial competes domestically and internationally on the basis of a number of factors, including the quality of its research and advisory services, client service, reputation, price, geographic scope, range of products and services, and technological innovation.

•	The financial services industry is subject to the potential for increasing regulation in the United States and abroad. The businesses conducted by MH Financial are in certain cases regulated under the U.S. Investment Advisers Act of 1940, the U.S. Securities Exchange Act of 1934, and/or the laws of the states or other jurisdictions in which they conduct business.
o	We do not believe that any such laws, regulations or rules will have a material adverse effect on our financial condition or results of operations.

o	In the future, other laws, regulations and rules relating to financial information may be considered by local, national, foreign and multinational bodies.

o	Additional information regarding MH Financial is provided in the Management’s Discussion and Analysis section of our 2010 Annual Report to Shareholders.
Consolidation of customers could impact our available markets and revenue growth
•	Our businesses within our MH Financial segment have a customer base which is largely comprised of members from the financial services industry. The current challenging business environment and the consolidation of customers resulting from mergers and acquisitions in the financial services industry can result in reductions in the number of firms and workforce which can impact the size of our customer base.
Risk Factors Specific to our McGraw-Hill Education Segment
Changes in educational funding could materially affect our education businesses
•	Our U.S. educational textbook and testing businesses may be adversely affected by changes in state educational funding as a result of changes in legislation, both at the federal and state level, changes in the state procurement process and changes in the condition of the local, state or U.S. economy.

•	While in the past few years the availability of state and federal funding for elementary and high school education had improved due to legislative mandates such as No Child Left Behind and Reading First, future changes in federal funding and the state and local tax base could create an unfavorable environment, leading to budget issues resulting in a decrease in educational funding.
Our education businesses operate in a cyclical environment
•	A significant portion of our sales are to customers in educational markets. Our School Education Group and the industry it serves are influenced strongly by the magnitude and timing of state adoption opportunities. Approximately 20 states currently use an adoption process to purchase textbooks. In the remaining states, known as “open territories”, textbooks are purchased independently by local districts or individual schools. There is no guarantee that we will be successful in the state new adoption market or in open territories.
Risk Factors Specific to our McGraw-Hill Information & Media Segment
Changes in the global advertising markets could materially impact our results
•	Although advertising is less than 5% of our revenue, advertising is still a significant source of revenue in our I&M segment. In general, demand for advertising tends to correlate with changes in the level of economic activity in the United States and in the markets we serve. In addition, world, national and local events may affect advertising demand.

•	Competition from other forms of media such as other magazines, broadcasters and Web sites, affects our ability to attract and retain advertisers.
Our broadcasting operations are subject to regulatory development that could affect their profitability
•	All television stations are subject to Federal Communications Commission (“FCC”) regulation. Television stations broadcast under licenses that are generally granted and renewed for a period of eight years. The FCC regulates television station operations in several ways, including, but not limited to, employment practices, political advertising, indecency and obscenity, sponsorship identification, children’s programming, issue-responsive programming, signal carriage, ownership, and engineering, transmissions, antenna and other technical matters.
Changes in the global automotive markets
•	Declines in the global automotive industry impacts our ability to sustain or grow our revenue streams associated with business intelligence to that market.
Item 1b. Unresolved Staff Comments
None.
Item 2. Properties
Our corporate headquarters are located in leased premises located at 1221 Avenue of the Americas, New York, NY 10020. We lease office facilities at 212 locations: 111 are in the United States. In addition, we own real property at 21 locations, of which 11 are in the United States. Our properties consist primarily of office space used by each of our segments. Our MHE segment also utilizes warehouse space and book distribution centers. We believe that all of our facilities are well maintained and are suitable and adequate for our current needs.
Item 3. Legal Proceedings
Information on our legal proceedings in Note 13 — Commitments and Contingencies of our 2010 Annual Report to Shareholders is incorporated herein by reference from Exhibit (13).
Item 4. (Removed and Reserved)

Executive Officers of the Registrant

Name	Age	Position
Harold McGraw III	62	Chairman of the Board, President and Chief Executive Officer
Jack F. Callahan, Jr.	52	Executive Vice President and Chief Financial Officer
John L. Berisford	47	Executive Vice President, Human Resources
D. Edward Smyth	61	Executive Vice President, Corporate Affairs and Executive Assistant to the Chairman, President and Chief Executive Officer
Charles L. Teschner, Jr.	50	Executive Vice President, Global Strategy
Kenneth M. Vittor	61	Executive Vice President and General Counsel
The following executive officers have been full-time employees and officers for less than five years: Mr. Callahan, Mr. Berisford, Mr. Smyth and Mr. Teschner.
Mr. Callahan, prior to becoming an officer on December 6, 2010, was Chief Financial Officer of Dean Foods. Prior to that, Mr. Callahan held senior management positions at PepsiCo, including Chief Financial Officer of Frito-Lay International.
Mr. Berisford, who succeeds David Murphy as an officer effective January 3, 2011, was Senior Vice President, Human Resources for Pepsi Beverages Company. Prior to that, he held senior Human Resources positions with Pepsi Bottling Group.
Mr. Smyth, prior to becoming an officer on February 17, 2009, served as Chief Administrative Officer and Senior Vice President of Corporate and Government Affairs for H.J. Heinz Company. Prior to that, Mr. Smyth spent fifteen years as a senior Irish diplomat.
Mr. Teschner, prior to becoming an officer on March 23, 2009, served as Lead Partner and senior client officer at the consulting firm of Booz Allen Hamilton, where he lived or worked in more than 20 countries and served on various management committees.

PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
On February 11, 2011, the closing price of our common stock was $37.45 per share as reported on the New York Stock Exchange (“NYSE”) under the ticker symbol “MHP”. The approximate number of record holders of our common stock as of February 11, 2011 was 4,350.

	2010	2009
Dividends per share of common stock:
$0.235 per quarter in 2010	$0.94
$0.225 per quarter in 2009		$0.90
We expect to continue our policy of paying regular cash dividends, although there is no assurance as to future dividend payments because they depend on future earnings, capital requirements and our financial condition.
On January 31, 2007 the Board of Directors approved a new stock repurchase program authorizing the purchase of up to 45.0 million shares, which was 12.7% of the total shares of our outstanding common stock at that time. During the 2010, we repurchased 8.7 million shares under the 2007 repurchase program. We did not purchase any shares during the three months ended December 31, 2010. As of December 31, 2010, 8.4 million shares remained available under the 2007 repurchase program. The repurchase program has no expiration date. The repurchased shares may be used for general corporate purposes, including the issuance of shares for stock compensation plans and to offset the dilutive effect of the exercise of employee stock options. Purchases under this program may be made from time to time on the open market and in private transactions, depending on market conditions.
Information concerning the high and low stock price of our common stock on the NYSE on page 72 of the 2010 Annual Report to Shareholders is incorporated herein by reference from Exhibit (13)
A performance graph that compares our cumulative total shareholder return during the previous five years with a performance indicator of the overall market (i.e., S&P 500), and our peer group is incorporated herein by reference from Exhibit (13), from the inside cover of the 2010 Annual Report to Shareholders.
Item 6. Selected Financial Data
This information is included on page 71 of the 2010 Annual Report to Shareholders, which is incorporated herein by reference from Exhibit (13).
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This information is included on pages 20 to 40 of the 2010 Annual Report to Shareholders, which is incorporated herein by reference from Exhibit (13).
Item 7a. Quantitative and Qualitative Disclosures about Market Risk
This information is included on page 40 of the 2010 Annual Report to Shareholders, which is incorporated herein by reference from Exhibit (13).
Item 8. Consolidated Financial Statements and Supplementary Data
This information is included on pages 41 to 67 of the 2010 Annual Report to Shareholders, which is incorporated herein by reference from Exhibit (13).
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9a. Controls and Procedures
We have filed the required certifications under Section 302 of the Sarbanes-Oxley Act of 2002 incorporated herein by reference from Exhibits (31.1) and (31.2) to this Annual Report on Form 10-K. In addition we have filed the required certifications under Section 906 of the Sarbanes-Oxley Act of 2002 incorporated herein by reference from Exhibit (32) to this Annual Report on Form 10-K. After the 2011 Annual Meeting of Shareholders, we intend to file with the NYSE the CEO certification regarding our compliance with the NYSE’s corporate governance listing standards as required by NYSE rule 303A.12. Last year, we filed this CEO certification with the NYSE on April 29, 2010.
This Item 9a. includes information concerning the controls and control evaluations referred to in the required certifications.
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure.
As of December 31, 2010, an evaluation was performed under the supervision and with the participation of management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the U.S. Securities Exchange Act of 1934). Based on that evaluation, management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2010.
Management’s Annual Report on Internal Control Over Financial Reporting
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and as defined in Rules 13a-15(f) under the U.S. Securities Exchange Act of 1934, management is required to provide the following report on our internal control over financial reporting:
1.	Management is responsible for establishing and maintaining adequate internal control over financial reporting.

2.	Management has evaluated the system of internal control using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) framework. Management has selected the COSO framework for its evaluation as it is a control framework recognized by the SEC and the Public Company Accounting Oversight Board that is free from bias, permits reasonably consistent qualitative and quantitative measurement of our internal controls, is sufficiently complete so that relevant controls are not omitted and is relevant to an evaluation of internal controls over financial reporting.

3.	Based on management’s evaluation under this framework, management has concluded that our internal controls over financial reporting were effective as of December 31, 2010. There are no material weaknesses in our internal control over financial reporting that have been identified by management.

4.	Our independent registered public accounting firm, Ernst & Young LLP, has audited our consolidated financial statements for the year ended December 31, 2010, and has issued their reports on the financial statements and the effectiveness of our internal control over financial reporting. These reports are located on pages 69 and 70 of the 2010 Annual Report to Shareholders.
Other Matters
There have been no changes in our internal control over financial reporting during the most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9b. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Incorporated herein by reference from our definitive proxy statement dated March 18, 2011 for the annual meeting of shareholders to be held on April 27, 2011. The information under the heading “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K is also incorporated herein by reference.
Code of Ethics
We have adopted a Code of Ethics for our CEO and Senior Financial Officers that applies to our CEO, CFO and chief accounting officer. To access such code, go to the Corporate Governance section of our Investor Relations Web site at www.mcgraw-hill.com/investor_relations. Any waivers that may in the future be granted from such Code will be posted at such Web site address. In addition to our Code of Ethics for the CEO and Senior Financial Officers noted above, the following topics may be found on our Web site at the above Web site address:
•	Code of Business Ethics for all employees;

•	Code of Business Conduct and Ethics for Directors;

•	Corporate Governance Guidelines;

•	Audit Committee Charter;

•	Compensation Committee Charter; and

•	Nominating and Corporate Governance Committee Charter.
The foregoing documents are also available in print, free of charge, to any shareholder who requests them. Requests for printed copies may be e-mailed to corporate_secretary@mcgraw-hill.com or mailed to the Corporate Secretary, The McGraw-Hill Companies, Inc., 1221 Avenue of the Americas, New York, NY 10020-1095.
Item 11. Executive Compensation
Incorporated herein by reference from our definitive proxy statement dated March 18, 2011 for the annual meeting of shareholders to be held on April 27, 2011.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Incorporated herein by reference from our definitive proxy statement dated March 18, 2011 for the annual meeting of shareholders to be held April 27, 2011.
The following table details our equity compensation plans as of December 31, 2010:

Equity Compensation Plans’ Information
	(a)		(b)	(c)
Number of securities
remaining available for
	Number of securities to be			future issuance under
	issued upon exercise of		Weighted-average exercise	equity compensation plans
	outstanding options,		price of outstanding	(excluding securities
Plan category	warrants and rights		options, warrants and rights	reflected in column (a))
Equity compensation plans approved by security holders	30,199,003		$39.04	18,414,187
Equity compensation plans not approved by security holders	—		—	—

Total	30,199,003	[1]	$39.04	18,414,187	[2,3]

[1]	Shares to be issued upon exercise of outstanding options under our Stock Incentive Plans.

[2]	Included in this number are 264,466 shares reserved for issuance under the Director Deferred Stock Ownership Plan. The remaining 18,149,721 shares are reserved for issuance under the 2002 Stock Incentive Plan (the “2002 Plan”) for Performance Stock, Restricted Stock, Other Stock-Based Awards, Stock Options and Stock Appreciation Rights.

[3]	Under the terms of the 2002 Plan, shares subject to an award or shares paid in settlement of a dividend equivalent reduce the number of shares available under the 2002 Plan by one share for each such share granted or paid.
The 2002 Plan is also governed by certain share recapture provisions. The aggregate number of shares of stock available under the 2002 Plan for issuance are increased by the number of shares of stock granted as an award under the 2002 Plan or 1993 Employee Stock Incentive Plan (the “1993 Plan”) that are:
•	forfeited, cancelled, settled in cash or property other than stock, or otherwise not distributable under the 2002 Plan or 1993 Plan;

•	tendered or withheld to pay the exercise or purchase price of an award under the 2002 Plan or 1993 Plan or to satisfy applicable wage or other required tax withholding in connection with the exercise, vesting or payment of, or other event related to, an award under the 2002 Plan or 1993 Plan; or

•	repurchased by us with the option proceeds in respect of the exercise of a stock option under the 2002 Plan or 1993 Plan.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Incorporated herein by reference from our definitive proxy statement dated March 18, 2011 for the annual meeting of shareholders to be held April 27, 2011.
Item 14. Principal Accounting Fees and Services
During the year ended December 31, 2010, Ernst & Young LLP audited the consolidated financial statements of the Registrant and its subsidiaries.
Incorporated herein by reference from our definitive proxy statement dated March 18, 2011 for the annual meeting of shareholders to be held April 27, 2011.
PART IV
Item 15. Exhibits, Financial Statement Schedules
(a) Documents filed as part of this Annual Report on Form 10-K:
1.	Financial Statements — The Index to Financial Statements and Financial Statement Schedule on page 13 is incorporated herein by reference as the list of financial statements required as part of this report.

2.	Financial Schedules — The Index to Financial Statements and Financial Statement Schedule on page 13 is incorporated herein by reference as the list of financial statements required as part of this report.

3.	Exhibits — The exhibits filed as part of this Annual Report on Form 10-K are listed in the Exhibit Index on pages 17 to 19, immediately preceding such Exhibits, and such Exhibit Index is incorporated herein by reference.

The McGraw-Hill Companies, Inc.
Index to Financial Statements, Financial Statement Schedules and Exhibits

	Reference
		Annual Report to
		Shareholders
	Form 10-K	(page)
Data incorporated herein by reference from the 2010 Annual Report to Shareholders:
Report of Management		68
Reports of Independent Registered Public Accounting Firm		69
Consolidated Statements of Income for the three years ended December 31, 2010		41
Consolidated Balance Sheets as of December 31, 2010 and 2009		42
Consolidated Statements of Cash Flows for the three years ended December 31, 2010		44
Consolidated Statements of Equity and Comprehensive Income for the three years ended December 31, 2010		45
Notes to the Consolidated Financial Statements		46

Financial Schedule:
Schedule II — Valuation and Qualifying Accounts	14
All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.
The financial statements listed in the above index which are included in the 2010 Annual Report to Shareholders are incorporated herein by reference in Exhibit (13). With the exception of the pages listed in the above index, the 2010 Annual Report to Shareholders is not to be deemed filed as part of Item 15 (a)(1).

The McGraw Hill Companies, Inc.
Schedule II — Valuation and Qualifying Accounts
(in thousands)

	Balance at
	beginning of	Charges (reversals) to	Deductions and	Balance at end
Additions/(deductions)	year	income	other[1]	of year
Year ended December 31, 2010
Allowance for doubtful accounts	$74,193	$19,316	$(14,964)	$78,545
Allowance for returns	201,917	(5,696)	1,128	197,349

	$276,110	$13,620	$(13,836)	$275,894

Year ended December 31, 2009
Allowance for doubtful accounts	$76,341	$31,635	$(33,783)	$74,193
Allowance for returns	192,344	6,965	2,608	201,917

	$268,685	$38,600	$(31,175)	$276,110

Year ended December 31, 2008
Allowance for doubtful accounts	$70,586	$27,098	$(21,343)	$76,341
Allowance for returns	197,095	2,711	(7,462)	192,344

	$267,681	$29,809	$(28,805)	$268,685

[1]	Uncollectible accounts written off, net of recoveries and adjustments for foreign currency translation.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

The McGraw-Hill Companies, Inc.
Registrant

By:

/s/ Kenneth M. Vittor Kenneth M. Vittor
Executive Vice President and General Counsel

February 23, 2011
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on February 23, 2011 on behalf of Registrant by the following persons who signed in the capacities as set forth below under their respective names.

/s/ Harold W. McGraw III Harold W. McGraw III
Chairman, President, Chief Executive Officer and Director

/s/ Jack F. Callahan, Jr. Jack F. Callahan, Jr.
Executive Vice President and Chief Financial Officer

/s/ Emmanuel N. Korakis Emmanuel N. Korakis
Senior Vice President and Corporate Controller

/s/ Pedro Aspe Pedro Aspe
Director

/s/ Sir Winfried F.W. Bischoff Sir Winfried F.W. Bischoff
Director

/s/ Douglas N. Daft Douglas N. Daft
Director

/s/ William D. Green William D. Green
Director

/s/ Linda Koch Lorimer Linda Koch Lorimer
Director

/s/ Robert P. McGraw Robert P. McGraw
Director

/s/ Hilda Ochoa-Brillembourg Hilda Ochoa-Brillembourg
Director

/s/ Sir Michael Rake Sir Michael Rake
Director

/s/ Edward B. Rust, Jr. Edward B. Rust, Jr.
Director

/s/ Kurt L. Schmoke Kurt L. Schmoke
Director

/s/ Sidney Taurel Sidney Taurel
Director

Exhibit
Number	Exhibit Index
(3)	Restated Certificate of Incorporation of Registrant, incorporated by reference from Registrant’s Form 8-K filed May 25, 2010.

(3)	By-laws of Registrant, incorporated by reference from Registrant’s Form 8-K filed November 1, 2010.

(4.1)	Indenture dated as of November 2, 2007 between the Registrant, as issuer, and The Bank of New York, as trustee, incorporated by reference from Registrant’s Form 8-K filed November 2, 2007.

(4.2)	First Supplemental Indenture, dated January 1, 2009, between the Company and The Bank of New York Mellon, as trustee, incorporated by reference from Registrant’s Form 8-K filed January 2, 2009.

(10.1)	Form of Indemnification Agreement between Registrant and each of its directors and certain of its executive officers, incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 2004.

(10.2) *	Registrant’s Amended and Restated 1993 Employee Stock Incentive Plan, as amended and restated as of December 6, 2006, Incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 2006.

(10.3) *	Amendment to Registrant’s Amended and Restated 1993 Employee Stock Incentive Plan, effective as of January 1, 2010, incorporated by reference from the Registrant’s Form 10-K for the fiscal year ended December 31, 2009.

(10.4) *	Registrant’s Amended and Restated 2002 Stock Incentive Plan, as amended and restated as of January 28, 2009, incorporated by reference from the Registrant’s Form 10-K for the fiscal year ended December 31, 2008.

(10.5) *	Form of Performance Share Unit Terms and Conditions, incorporated by reference from Registrant’s Form 10-Q for the fiscal quarter ended March 31, 2009.

(10.6) *	Form of Stock Option Award, incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 2004.

(10.7) *	Registrant’s Key Executive Short Term Incentive Compensation Plan, as amended effective as of July 28, 2009, incorporated by reference from the Registrant’s Form 10-K for the fiscal year ended December 31, 2009.

(10.8) *	Registrant’s Key Executive Short-Term Incentive Deferred Compensation Plan, as amended and restated as of January 1, 2008, incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 2007.

(10.9) *	Registrant’s Executive Deferred Compensation Plan, incorporated by reference from Registrant’s Form SE filed March 28, 1991 and in connection with Registrant’s Form 10-K for the fiscal year ended December 31, 1990.

(10.10) *	Registrant’s Management Severance Plan, as amended and restated as of January 1, 2008, incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 2007.

(10.11) *	Amendment to Registrant’s Management Severance Plan, effective as of January 1, 2010, incorporated by reference from the Registrant’s Form 10-K for the fiscal year ended December 31, 2009.

(10.12) *	Registrant’s Executive Severance Plan, as amended and restated as of January 1, 2008, incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 2007.

(10.13) *	Amendment to Registrant’s Executive Severance Plan, effective as of January 1, 2010, incorporated by reference from the Registrant’s Form 10-K for the fiscal year ended December 31, 2009.

(10.14) *	Registrant’s Senior Executive Severance Plan, as amended and restated as of January 1, 2008, incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 2007.

(10.15) *	Amendment to Registrant’s Senior Executive Severance Plan, effective as of January 1, 2010, incorporated by reference from the Registrant’s Form 10-K for the fiscal year ended December 31, 2009.

Exhibit
Number	Exhibit Index
(10.16)	$1,200,000,000 Three-Year Credit Agreement dated as of July 30, 2010 among the Registrant, Standard & Poor’s Financial Services LLC, as guarantor, the lenders listed therein, JP Morgan Chase Bank, N.A., as administrative agent, and Bank of America, N.A., as syndication agent, incorporated by reference from the Registrant’s Form 8-K filed August 2, 2010.

(10.17) *	Registrant’s Employee Retirement Plan Supplement, as amended and restated as of January 1, 2008, incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 2007.

(10.18) *	First Amendment to Employee Retirement Plan Supplement, effective as of January 1, 2010, incorporated by reference from the Registrant’s Form 10-K for the fiscal year ended December 31, 2009.

(10.19) *	Amendment to Employee Retirement Plan Supplement, effective as of January 1, 2010, incorporated by reference from the Registrant’s Form 10-K for the fiscal year ended December 31, 2009.

(10.20) *	Standard & Poor’s Employee Retirement Plan Supplement, as amended and restated as of January 1, 2008, incorporated by reference from the Registrant’s Form 10-K for the fiscal year ended December 31, 2009.

(10.21) *	First Amendment to Standard & Poor’s Employee Retirement Plan Supplement, effective as of January 1, 2010, incorporated by reference from the Registrant’s Form 10-K for the fiscal year ended December 31, 2009.

(10.22) *	Second Amendment to Standard & Poor’s Employee Retirement Plan Supplement, effective as of January 1, 2010, incorporated by reference from the Registrant’s Form 10-K for the fiscal year ended December 31, 2009.

(10.23) *	Registrant’s 401(k) Savings and Profit Sharing Supplement, as amended and restated as of January 1, 2008, incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 2007.

(10.24) *	Amendment to Registrant’s 401(k) Savings and Profit Sharing Supplement, effective as of January 1, 2010, incorporated by reference from the Registrant’s Form 10-K for the fiscal year ended December 31, 2009.

(10.25) *	Registrant’s Management Supplemental Death and Disability Benefits Plan, as amended January 24, 2006, incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 2005.

(10.26) *	Amendment to Registrant’s Management Supplemental and Disability Benefits Plan, effective as of January 1, 2010, incorporated by reference from the Registrant’s Form 10-K for the fiscal year ended December 31, 2009.

(10.27) *	Registrant’s Senior Executive Supplemental Death, Disability & Retirement Benefits Plan, as amended and restated as of January 1, 2008, incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 2007.

(10.28) *	Amendment to Registrant’s Senior Executive Supplemental Death, Disability & Retirement Benefits Plan, effective as of January 1, 2010, incorporated by reference from the Registrant’s Form 10-K for the fiscal year ended December 31, 2009.

(10.29) *	Registrant’s Director Retirement Plan, incorporated by reference from Registrant’s Form SE filed March 29, 1990 in connection with Registrant’s Form 10-K for the fiscal year ended December 31, 1989.

(10.30) *	Resolutions Freezing Existing Benefits and Terminating Additional Benefits under Registrant’s Directors Retirement Plan, as adopted on January 31, 1996, incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 1996.

(10.31) *	Registrant’s Director Deferred Compensation Plan, as amended and restated as of January 1, 2008, incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 2007.

(10.32) *	Registrant’s Director Deferred Stock Ownership Plan.

(10.33) *	Offer letter dated November 2, 2010 to Jack F. Callahan, Jr., Executive Vice President and Chief Financial Officer

(12)	Computation of ratio of earnings to fixed charges.

Exhibit
Number	Exhibit Index
(13)	Registrant’s 2010 Annual Report to Shareholders. Such Report, except for those portions thereof which are expressly incorporated by reference in this Form 10-K, is furnished for the information of the Commission and is not deemed “filed” as part of this Form 10-K.

(21)	Subsidiaries of the Registrant.

(23)	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

(32)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101.INS) **	XBRL Instance Document

(101.SCH) **	XBRL Taxonomy Extension Schema

(101.CAL) **	XBRL Taxonomy Extension Calculation Linkbase

(101.LAB) **	XBRL Taxonomy Extension Label Linkbase

(101.PRE) **	XBRL Taxonomy Extension Presentation Linkbase

(101.DEF) **	XBRL Taxonomy Extension Definition Linkbase

*	These exhibits relate to management contracts or compensatory plan arrangements.

**	Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.