Form 10-Q
period 2011-03-31
MCGRAW-HILL COMPANIES INC
filed 2011-04-27
CIK 64040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 1-1023
(Exact name of registrant as specified in its charter)

New York	13-1026995

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1221 Avenue of the Americas, New York, New York	10020

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: 212-512-2000

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
YES ☑ NO ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
YES ☑ NO ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

☑ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☐ Smaller reporting company
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
     On April 15, 2011 there were 304.7 million shares of common stock (par value $1.00 per share) outstanding.

The McGraw-Hill Companies, Inc.
INDEX

Page Number
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Report of Independent Registered Public Accounting Firm	3

Consolidated Statements of Income for the three months ended March 31, 2011 and 2010	4

Consolidated Balance Sheets as of March 31, 2011, December 31, 2010 and March 31, 2010	5

Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010	6

Notes to the Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)	13

Item 3. Quantitative and Qualitative Disclosures About Market Risk	23

Item 4. Controls and Procedures	23

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	24

Item 1a. Risk Factors	24

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 6. Exhibits	24

Signatures	25
EX-15
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of The McGraw-Hill Companies, Inc.
We have reviewed the consolidated balance sheet of The McGraw-Hill Companies, Inc., as of March 31, 2011, and the related consolidated statements of income and cash flows for the three-month periods ended March 31, 2011 and 2010. These financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of The McGraw-Hill Companies, Inc. as of December 31, 2010, and the related consolidated statements of income, equity, and cash flows for the year then ended, not presented herein, and in our report dated February 23, 2011, we expressed an unqualified opinion on those consolidated financial statements.
/s/ ERNST & YOUNG LLP
New York, New York
April 27, 2011

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
The McGraw-Hill Companies, Inc.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	March 31,
(in millions, except per share data)	2011	2010
Revenue:
Product	$297.7	$310.8
Service	984.2	879.6

Total revenue	1,281.9	1,190.4
Expenses:
Operating-related expenses
Product	172.5	173.0
Service	343.9	303.2

Total operating-related expenses	516.4	476.2
Selling and general expenses	509.4	488.0
Depreciation	26.9	25.9
Amortization of intangibles	14.8	10.0

Total expenses	1,067.5	1,000.1

Income from operations	214.4	190.3
Interest expense, net	19.1	22.1

Income before taxes on income	195.3	168.2
Provision for taxes on income	71.1	61.2

Net income	124.2	107.0
Less: net income attributable to noncontrolling interests	(4.2)	(3.7)

Net income attributable to The McGraw-Hill Companies, Inc.	$120.0	$103.3

Earnings per common share:
Basic	$0.39	$0.33
Diluted	$0.39	$0.33

Average number of common shares outstanding:
Basic	305.2	313.4
Diluted	309.6	316.3

Dividend declared per common share	$0.250	$0.235
See accompanying Notes to the Consolidated Financial Statements

The McGraw-Hill Companies, Inc.
Consolidated Balance Sheets

	March 31,	December 31,	March 31,
	2011	2010	2010
(in millions)	(Unaudited)		(Unaudited)
ASSETS
Current assets:
Cash and equivalents	$1,269.6	$1,525.6	$1,209.4
Short-term investments	28.5	22.2	25.1
Accounts receivable, net	825.3	990.6	766.5
Inventories	317.6	275.1	319.1
Deferred income taxes	281.5	281.7	289.5
Prepaid and other current assets	201.5	199.4	165.4

Total current assets	2,924.0	3,294.6	2,775.0

Prepublication costs, net	371.3	365.0	465.2
Property and equipment, net	536.6	548.8	558.8
Goodwill	1,985.0	1,887.0	1,689.6
Other intangible assets, net	681.5	663.8	528.8
Other non-current assets	291.3	287.4	271.8

Total assets	$6,789.7	$7,046.6	$6,289.2

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$340.6	$396.5	$293.4
Accrued royalties	30.9	114.5	31.0
Accrued compensation and contributions to retirement plans	298.4	503.0	285.1
Income taxes currently payable	40.8	23.7	16.6
Unearned revenue	1,223.9	1,205.7	1,117.4
Other current liabilities	445.4	437.5	462.9

Total current liabilities	2,380.0	2,680.9	2,206.4

Long-term debt	1,198.0	1,198.0	1,197.8
Pension and other postretirement benefits	442.2	436.5	516.2
Other non-current liabilities	453.8	439.8	383.8

Total liabilities	4,474.0	4,755.2	4,304.2

Commitments and contingencies (Note 13)
Equity:
Common stock	411.7	411.7	411.7
Additional paid-in capital	125.0	67.0	34.7
Retained income	7,098.8	7,056.6	6,551.8
Accumulated other comprehensive loss	(339.3)	(367.4)	(350.7)
Less: common stock in treasury	(5,067.0)	(4,957.6)	(4,746.7)

Total equity — controlling interests	2,229.2	2,210.3	1,900.8

Total equity — noncontrolling interests	86.5	81.1	84.2

Total equity	2,315.7	2,291.4	1,985.0

Total liabilities and equity	$6,789.7	$7,046.6	$6,289.2

See accompanying Notes to the Consolidated Financial Statements

The McGraw-Hill Companies, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2011	2010
Operating Activities:
Net income	$124.2	$107.0
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation (including amortization of technology projects)	32.2	30.4
Amortization of intangibles	14.8	10.0
Amortization of prepublication costs	22.9	25.8
Provision for losses on accounts receivable	5.4	9.8
Deferred income taxes	4.5	(10.8)
Stock-based compensation	18.1	8.3
Other	4.8	1.7
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	197.4	190.6
Inventories	(40.9)	(17.1)
Prepaid and other current assets	(31.6)	(26.9)
Accounts payable and accrued expenses	(370.2)	(253.5)
Unearned revenue	1.6	9.2
Other current liabilities	1.0	9.2
Net change in prepaid/accrued income taxes	50.7	12.3
Net change in other assets and liabilities	14.4	0.4

Cash provided by operating activities	49.3	106.4

Investing Activities:
Investment in prepublication costs	(28.1)	(29.9)
Capital expenditures	(18.4)	(11.7)
Acquisitions, net of cash acquired	(126.2)	—
Proceeds from dispositions of property and equipment	—	5.1
Changes in short-term investments	(6.3)	(0.5)

Cash used for investing activities	(179.0)	(37.0)

Financing Activities:
Dividends paid to shareholders	(76.7)	(74.1)
Dividends paid to noncontrolling interests	(0.2)	(3.5)
Repurchase of treasury shares	(123.6)	—
Exercise of stock options	48.8	22.2
Excess tax benefits from share-based payments	0.8	1.1

Cash used for financing activities	(150.9)	(54.3)

Effect of exchange rate changes on cash	24.6	(15.6)
Net change in cash and equivalents	(256.0)	(0.5)
Cash and equivalents at beginning of period	1,525.6	1,209.9

Cash and equivalents at end of period	$1,269.6	$1,209.4

See accompanying Notes to the Consolidated Financial Statements

The McGraw-Hill Companies, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts or as noted)
1.	Basis of Presentation
The accompanying unaudited financial statements of The McGraw-Hill Companies, Inc. (together with its consolidated subsidiaries, the “Company,” “we,” “us” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Therefore, the financial statements included herein should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2010 (our “Annual Report”).
In the opinion of management all normal recurring adjustments considered necessary for a fair statement of the results of the interim periods have been included. The operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the full year, partially due to the seasonal nature of some of our businesses. As a result, we have included the Consolidated Balance Sheet as of March 31, 2010 for comparative purposes. Certain prior-year amounts have been reclassified to conform to the current presentation.
Our critical accounting estimates are disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report. On an ongoing basis, we evaluate our estimates and assumptions, including those related to revenue recognition, allowance for doubtful accounts and sales returns, inventories, prepublication costs, accounting for the impairment of long-lived assets (including other intangible assets), goodwill and indefinite-lived intangible assets, retirement plans and postretirement healthcare and other benefits, stock-based compensation, income taxes and contingencies. Since the date of our Annual Report, there have been no material changes to our critical accounting policies and estimates.
2.	Acquisitions and Dispositions
During the three months ended March 31, 2011, we completed transactions aggregating approximately $126 million. None of our acquisitions were material either individually or in the aggregate, including the pro forma impact on earnings, and primarily included the following:
•	In March, we acquired the assets of Bookette Software Company (“Bookette”). Bookette engages in the development of software and algorithms that are used to score and report educational tests for schools, districts, and states and other various educational systems and entities worldwide. Bookette will be integrated within McGraw-Hill Education’s California Testing Board’s assessment business.

•	In January, we acquired all of the issued and outstanding membership interest units of Bentek Energy LLC (“Bentek”), which will be included as part of our McGraw-Hill Information & Media segment. Bentek offers its customers a comprehensive portfolio of data, information and analytics products in the natural gas and liquids sector. The primary purpose of the acquisition was to acquire Bentek’s knowledge, skill and expertise in gathering high-quality detailed data and their ability to identify key relationships within the data critical to industry participants.
We did not complete any acquisitions for the three months ended March 31, 2010 and we did not complete any dispositions for the three months ended March 31, 2011 or March 31, 2010.
3.	Supplementary Balance Sheet Data

	March 31,	December 31,	March 31,
	2011	2010	2010
Accounts receivable — allowance for doubtful accounts	$78.9	$78.5	$77.9
Accounts receivable — allowance for sales returns	139.1	197.3	144.5
Prepublication costs — accumulated amortization	915.8	1,089.3	886.4
Property and equipment — accumulated depreciation	1,095.4	1,064.8	1,007.1

4.	Fair Value Measurements
In accordance with authoritative guidance for fair value measurements, certain assets and liabilities are required to be recorded at fair value and classified within a fair value hierarchy based on inputs used when measuring fair value. We have investments in equity securities classified as available-for-sale and an immaterial amount of forward exchange contracts that are adjusted to fair value on a recurring basis. The fair values of our investments in available-for-sale securities were determined using quoted market prices from daily exchange traded markets and are classified within Level 1 of the valuation hierarchy. The fair values of our available-for-sale securities are $16.3 million and $22.6 million as of March 31, 2011 and December 31, 2010, respectively, and are included in other non-current assets in the Consolidated Balance Sheets.
Other financial instruments, including cash and equivalents and short-term investments, are recorded at cost, which approximates fair value. The fair value of our long-term borrowings is $1.3 billion as of March 31, 2011 and December 31, 2010, and was estimated based on quoted market prices.
5.	Income Taxes
For the three months ended March 31, 2011 and 2010, the effective tax rate was 36.4%.
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
As of March 31, 2011 and December 31, 2010, the total amount of federal, state and local, and foreign unrecognized tax benefits was $58.4 million and $52.9 million, respectively, exclusive of interest and penalties. We recognize accrued interest and penalties related to unrecognized tax benefits in interest expense and operating expense, respectively. In addition to the unrecognized tax benefits, as of March 31, 2011 and December 31, 2010, we had $15.0 million and $14.3 million, respectively, of accrued interest and penalties associated with uncertain tax positions.
6.	Debt

	March 31,	December 31,	March 31,
	2011	2010	2010
5.375% Senior Notes, due 2012 [1]	$399.9	$399.9	$399.8
5.9% Senior Notes, due 2017 [2]	399.4	399.3	399.3
6.55% Senior Notes, due 2037 [3]	398.6	398.6	398.5
Note payable	0.4	0.5	0.2

Total debt	1,198.3	1,198.3	1,197.8

Less: short-term debt including current maturities	0.3	0.3	—

Long-term debt	$1,198.0	$1,198.0	$1,197.8

[1]	Interest payments are due on February 15 and August 15, and, as of March 31, 2011, the unamortized debt discount is $0.1 million

[2]	Interest payments are due on April 15 and October 15, and, as of March 31, 2011, the unamortized debt discount is $0.6 million

[3]	Interest payments are due on May 15 and November 15, and, as of March 31, 2011, the unamortized debt discount is $1.4 million
Currently, we have the ability to borrow $1.2 billion in additional funds through our commercial paper program, which is supported by our $1.2 billion three-year credit agreement (our “credit facility”) that will terminate on July 30, 2013. We pay a commitment fee of 15.0 to 35.0 basis points for our credit facility, depending on our credit rating, whether or not amounts have been borrowed and currently pay a commitment fee of 17.5 basis points. The interest rate on borrowings under our credit facility is, at our option, calculated using rates that are primarily based on either the prevailing London Inter-Bank Offer Rate, the prime rate determined by the administrative agent or the Federal funds rate. For certain borrowings under this credit facility there is also a spread based on our credit rating added to the applicable rate. As of March 31, 2011, we have not utilized our credit facility for additional funds.
Our credit facility contains certain covenants. The only financial covenant requires that our indebtedness to cash flow ratio, as defined in our credit facility, is not greater than 4 to 1, and this covenant has never been exceeded.

Historically, we have also had the ability to borrow additional funds through Extendible Commercial Notes and a promissory note with one of our providers of banking services, however, effective April of 2011, we have canceled these notes since there is no current market for the notes.
7.	Employee Benefits
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
We also provide certain medical, dental and life insurance benefits for retired employees and eligible dependents. The medical and dental plans are contributory, while the life insurance plan is noncontributory. We currently do not prefund any of these plans.
The components of net periodic benefit cost for our retirement plans and post-retirement plans for the three months ended March 31 are as follows:

	2011	2010
Retirement Plans
Service cost	$17.6	$16.2
Interest cost	24.9	23.7
Expected return on plan assets	(31.8)	(27.9)
Amortization of prior service credit	(0.1)	(0.1)
Amortization of actuarial loss	7.3	3.8

Net periodic benefit cost	$17.9	$15.7

Post-Retirement Plans
Service cost	$0.7	$0.6
Interest cost	1.7	2.0
Amortization of prior service credit	(0.3)	(0.3)
Amortization of actuarial loss	—	0.2

Net periodic benefit cost	$2.1	$2.5

As discussed in our Annual Report, we changed certain discount rate assumptions on our retirement and post-retirement plans, which became effective on January 1, 2011. The effect of the assumption changes on retirement and post-retirement expense for the three months ended March 31, 2011 did not have a material impact to our financial position, results of operations or cash flows.
For the three months ended March 31, 2011, we contributed $7.3 million to our retirement plans and expect to make additional required contributions of approximately $24 million to our retirement plans during the remainder of the year.
8.	Stock-Based Compensation
We issue stock-based incentive awards to our eligible employees and Directors under three employee stock ownership plans (the 1987, 1993 and 2002 Employee Stock Incentive Plans) and a Director Deferred Stock Ownership Plan. No further awards may be granted under the 1987 and 1993 Plans, although awards granted under those plans remain outstanding in accordance with their terms. The 2002 Employee Stock Incentive Plan permits the granting of nonqualified stock options, stock appreciation rights, performance stock, restricted stock and other stock-based awards.
Stock-based compensation for the three months ended March 31 is as follows:

	2011	2010
Stock option expense	$5.6	$4.3
Restricted stock and unit awards expense	12.5	4.0

Total stock-based compensation expense	$18.1	$8.3

As of March 31, 2011 and December 31, 2010, we issued 1.6 million and 1.8 million common shares, respectively, upon exercise of certain stock options outstanding.
9.	Equity
Stock Repurchases
In 2007 the Board of Directors approved a stock repurchase program authorizing the purchase of up to 45.0 million shares (the “2007 Repurchase Program”). During the three months ended March 31, 2011, cash was utilized to repurchase 3.3 million shares for $123.6 million at an average price of $37.44 per share. These shares may be used for general corporate purposes, including the issuance of shares for stock compensation plans and to offset the dilutive effect of the exercise of employee stock options. In any period, cash used in financing activities related to common stock repurchased may differ from the comparable change in equity, reflecting timing differences between the recognition of share repurchase transactions and their settlement for cash.
As of March 31, 2011, 5.1 million shares remained available under the 2007 Repurchase Program. The 2007 repurchase program has no expiration date and purchases under this program may be made from time to time on the open market and in private transactions, depending on market conditions.
Comprehensive Income
The following table is a reconciliation of net income to comprehensive income for the three months ended March 31:

	2011	2010
Net income	$124.2	$107.0
Other comprehensive income, net of tax:
Foreign currency translation adjustment	28.9	(8.2)
Pension and other postretirement benefit plans	4.2	2.2
Unrealized (loss) gain on investment and forward exchange contracts	(3.7)	0.5

Comprehensive income	153.6	101.5
Less: comprehensive income attributable to noncontrolling interests	(5.5)	(5.8)

Comprehensive income attributable to the Company	$148.1	$95.7

10.	Earnings Per Share
Basic earnings per common share (“EPS”) is computed by dividing net income attributable to the common shareholders of the Company by the weighted-average number of common shares outstanding. Diluted EPS is computed in the same manner as basic EPS, except the number of shares is increased to include additional common shares that would have been outstanding if potential common shares with a dilutive effect had been issued. Potential common shares consist primarily of stock options, restricted stock and restricted stock units calculated using the treasury stock method. The calculation for basic and diluted EPS for the three months ended March 31 is as follows:

	2011	2010
Net income	$120.0	$103.3

Weighted-average number of common shares outstanding — basic	305.2	313.4
Effect of stock options and other dilutive securities	4.4	2.9

Weighted-average number of common shares outstanding — dilutive	309.6	316.3

Basic EPS	$0.39	$0.33
Diluted EPS	$0.39	$0.33
As of March 31, 2011, all outstanding restricted performance shares are included in the computation of diluted EPS as all the necessary vesting conditions have been met. However as of March 31, 2010, restricted performance shares outstanding of 1.7 million were not included in the computation of diluted EPS because the necessary vesting conditions had not been met.
The effect of the potential exercise of stock options is excluded from the computation of diluted EPS when the average market price of the common stock is lower than the exercise price of the related option during the period because the effect would have been antidilutive. For the three months ended March 31, 2011 and 2010, the number of stock options excluded from the computation was 18.0 million and 19.1 million, respectively.

11.	Restructuring
During the fourth quarter of 2010, we initiated a restructuring plan within our McGraw-Hill Information & Media segment as a result of current business conditions as well as continuing process improvements. We recorded a pre-tax restructuring charge of $10.6 million, consisting primarily of employee severance costs related to a workforce reduction of approximately 230 positions. For the three months ended March 31, 2011, we have reduced the reserve related to the 2010 restructuring by $2.9 million, primarily relating to cash payments for employee severance costs. The remaining reserve as of March 31, 2011 is $5.9 million and is included in other current liabilities.
Our 2009, 2008 and 2006 restructuring initiatives still have remaining reserves, primarily relating to facilities costs:
•	In 2009, we recorded a pre-tax restructuring charge of $24.3 million, consisting primarily of employee severance costs related to a workforce reduction of approximately 550 positions. The reserve as of March 31, 2011 is $0.3 million.

•	In 2008, we recorded a pre-tax restructuring charge of $73.4 million, consisting primarily of employee severance costs related to a workforce reduction of approximately 1,045 positions. The reserve as of March 31, 2011 is $1.6 million.

•	In 2006, we recorded a pre-tax restructuring charge of $31.5 million, consisting primarily of vacant facilities and employee severance costs related to the elimination of 700 positions. The reserve as of March 31, 2011 is $4.7 million.
12.	Segment and Related Information
We have four reportable segments: Standard & Poor’s (“S&P”), McGraw-Hill Financial (“MH Financial”), McGraw-Hill Education (“MHE”) and McGraw-Hill Information & Media (“I&M”).
•	S&P is the world’s foremost provider of credit ratings providing investors with information and independent benchmarks for their investment and financial decisions.

•	MH Financial is a leading global provider of digital and traditional research and analytical tools for investment advisors, wealth managers and institutional investors.

•	MHE is a leading global provider of educational materials, information and solutions serving the elementary and high school, college, professional, international and adult education markets.

•	I&M consists of business-to-business and business-to-consumer companies, each an expert in its industry, that deliver their customers access to actionable data and analytics.
The Executive Committee, consisting of our principal corporate executives, is our chief operating decision-maker and evaluates performance of our segments and allocates resources based primarily on operating profit. A summary of operating results by segment for the three months ended March 31 is as follows:

	2011			2010
			Operating			Operating
	Revenue		Profit (Loss)	Revenue		Profit (Loss)
S&P	$442.9		$190.4	$401.3		$188.8
MH Financial	324.0		96.3	278.8		71.2
MHE	302.7		(75.5)	317.3		(61.8)
I&M	227.5		37.4	206.2		27.8
Intersegment elimination	(15.2	) [1]	—	(13.2	) [1]	—

Total operating segments	1,281.9		248.6	1,190.4		226.0

General corporate expense	—		(34.2)	—		(35.7)

Total Company	$1,281.9		$214.4 [2]	$1,190.4		190.3 [2]

[1]	Revenue for S&P and expenses for MH Financial include an intersegment royalty charged to MH Financial for the rights to use and distribute content and data developed by S&P

[2]	Income before taxes on income and interest expense
See Note 11 — Restructuring for actions that impacted the segment operating results.

13.	Commitments and Contingencies
Rental Expense and Lease Obligations
As of March 31, 2011, the remaining deferred gain related to our sale-leaseback transaction with Rock-McGraw, Inc. was $144.9 million as $2.9 million was amortized during the quarter. Interest expense associated with this operating lease for the three months ended March 31, 2011 was $1.7 million.
Legal Matters
The following amends the disclosure in Note 13 — Commitments and Contingencies to the Consolidated Financial Statements of our Annual Report.
•	In connection with the Parmalat matter, final briefs were submitted to the Court.

•	In connection with the Reed matter, on April 1, 2011, the Company sought leave from the Court to amend its answer to assert a counterclaim against Reed for four causes of action: misappropriation of trade secrets, misappropriation of confidential information, unfair competition, and aiding and abetting breach of fiduciary duty.

•	The Company and Standard & Poor’s Ratings Services, together with other credit rating agencies, have been named in numerous lawsuits in U.S. State and Federal Courts, as well as in foreign jurisdictions, relating to the ratings activity of Standard & Poor’s Ratings Services brought by alleged purchasers and issuers of rated securities, many of which include novel claims that Standard & Poor’s Ratings Services is an “underwriter” or “seller” of such securities under the Securities Act of 1933. The Company and Standard & Poor’s Ratings Services have also received numerous subpoenas and other government inquiries concerning the rating activity of Standard & Poor’s Ratings Services in these areas and continue to respond to all such requests. Additional actions, investigations or proceedings may be initiated from time to time in the future.
The Company believes that the claims asserted in the proceedings described above have no basis and they will be vigorously defended by the Company and/or the subsidiaries involved.
In view of the inherent difficulty of predicting the outcome of legal matters, particularly where the claimants seek very large or indeterminate damages, or where the cases present novel legal theories, involve a large number of parties or are in early stages of discovery, we cannot state with confidence what the eventual outcome of these pending matters will be, what the timing of the ultimate resolution of these matters will be or what the eventual loss, fines, penalties or impact related to each pending matter may be. We believe, based on our current knowledge, the outcome of the legal actions, proceedings and investigations currently pending should not have a material, adverse effect to the Company’s financial position, results of operations or cash flows.
14.	Recently Issued or Adopted Accounting Standards
On January 1, 2011, we adopted guidance issued by the Financial Accounting Standards Board on revenue recognition. Under the new guidance, when vendor specific objective evidence or third party evidence of the selling price for a deliverable in a multiple element in an arrangement cannot be determined, a best estimate of the selling price is required to allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing of when revenue is recognized. Adoption of the new guidance did not have a material impact to our financial position, results of operations or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)
(Dollars in millions, except per share amounts or as noted)
The following Management Discussion and Analysis (“MD&A”) provides a narrative of the results of operations and financial condition of The McGraw-Hill Companies, Inc. (together with its consolidated subsidiaries, the “Company,” “we,” “us” or “our”) for the three months ended March 31, 2011. The MD&A should be read in conjunction with the Consolidated Financial Statements, accompanying notes and MD&A included in our Annual Report on Form 10-K for the year ended December 31, 2010 (our “Annual Report”). The MD&A includes the following sections:
•	Overview

•	Results of Operations — Comparing Three Months Ended March 31, 2011 and 2010

•	Liquidity and Capital Resources

•	Reconciliation of Non-GAAP Financial Information

•	Critical Accounting Estimates

•	Recently Issued or Adopted Accounting Standards

•	Forward-Looking Statements
OVERVIEW
We are a leading global information services provider serving the financial services, education and business information markets with the information they need to succeed in the “Knowledge Economy”. The business information markets include energy, automotive, construction, aerospace and defense, broadcasting and marketing/research information services. Our operations consist of four business segments: Standard & Poor’s (“S&P”), McGraw-Hill Financial (“MH Financial”), McGraw-Hill Education (“MHE”) and McGraw-Hill Information & Media (“I&M”).
•	S&P is the world’s foremost provider of credit ratings providing investors with information and independent benchmarks for their investment and financial decisions. S&P differentiates its revenue between transactional and non-transactional, where transaction revenue includes new issuance of corporate, public finance and structured finance debt instruments, bank loans, and corporate credit estimates; and non-transaction revenue includes annual fees for customer relationship-based pricing programs, surveillance fees and ratings fees earned relating to cancelled transactions (“breakage fees”).

•	MH Financial is a leading global provider of digital and traditional research and analytical tools for investment advisors, wealth managers and institutional investors. MH Financial differentiates its revenue between subscription and non-subscription, where subscription revenue includes credit ratings-related information products, the Capital IQ platform, investment research products and other data subscriptions; and non-subscription revenue includes fees based on assets underlying exchange-traded funds as well as certain advisory, pricing and analytical services.

•	MHE is a leading global provider of educational materials, information and solutions and consists of two operating groups: the School Education Group (“SEG”), serving the elementary and high school (“el-hi”) markets, and the Higher Education, Professional and International Group (“HPI”), serving the college and university, professional, international and adult education markets.

•	I&M consists of business-to-business and business-to-consumer companies, each an expert in its industry, that deliver their customers access to actionable data and analytics. These companies are organized into two operating groups: the Business-to-Business Group, including such brands as Platts, J.D. Power and Associates (“JDPA”), McGraw-Hill Construction and Aviation Week; and the Broadcasting Group, which operates nine television stations — four ABC affiliated stations and five Azteca America affiliated stations.
As the customers of our businesses vary, we manage and assess the performance of our operations based on the performance of our business segments and use operating profit as a key measure. Based on this approach and the nature of our operations, the discussion of results generally focuses around our four business segments and their related operating groups versus distinguishing between products and services.
Key results for the three months ended March 31 are as follows:

	2011	2010	% Change
Revenue	$1,281.9	$1,190.4	7.7%
Operating profit [1]	$214.4	$190.3	12.7%
% Operating margin	16.7%	16.0%
Diluted EPS	$0.39	$0.33	18.2%

[1]	Income before taxes on income and interest expense

Revenue and operating profit increased in our S&P, MH Financial and I&M segments, while revenue and operating loss weakened in our MHE segment as compared to the first quarter of 2010.
•	S&P revenue increased 10.4% and operating profit was relatively flat, primarily driven by increases in our transaction revenue as a result of record global high-yield corporate bond issuance and increased U.S. bank loan ratings, partially offset by declines in public finance. Also impacting profit were higher expenses primarily from foreign exchange rates, compliance and regulatory costs, and personnel costs, led by international staff increases.

•	MH Financial revenue increased 16.2% and operating profit increased 35.3%, primarily driven by increases at Benchmarks due to growth in our exchange-traded fund products; Integrated Desktop Solutions driven by growth at Capital IQ, our subscription base for the Global Credit Portal, which includes RatingsDirect, and the acquisition of TheMarkets.com; and increases at Enterprise Solutions driven by growth at Global Data Solutions, which includes RatingsXpress.

•	I&M revenue increased 10.3% and operating profit increased 34.5%, primarily driven by strong demand for Platts’ proprietary content and growth in our automotive syndicated studies and automotive consulting services, partially offset by decreases in our construction businesses.

•	MHE revenue declined 4.6% and operating loss deteriorated 22.2%, primarily due to decreases at SEG in open territory sales, a decline in custom testing and increased costs mainly in Higher Education, primarily due to our investment in digital product development.
In the first quarter of 2011, foreign exchange rates had a favorable impact of $5.3 million on revenue and an unfavorable impact of $9.9 million on operating profit. This impact refers to constant currency comparisons and the remeasurement of monetary assets and liabilities. Constant currency impacts are estimated by re-calculating current year results of foreign operations using the average exchange rate from the prior year. Remeasurement impacts are based on the variance between current-year and prior-year foreign exchange rate fluctuations on assets and liabilities denominated in currencies other than the individual business’ functional currency.
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
There can be no assurance that we will achieve success in implementing any one or more of these strategies. The following factors could unfavorably impact operating results in 2011:
•	Lower educational funding as a result of state budget concerns

•	Prolonged difficulties in the credit markets

•	A change in the regulatory environment affecting our businesses

•	A change in educational spending
Further projections and discussion on our consolidated expense outlook and 2011 outlook for our segments can be found within “Results of Operations”.
RESULTS OF OPERATIONS — COMPARING THREE MONTHS ENDED MARCH 31, 2011 AND 2010
Consolidated Review

	2011	2010	% Change
Revenue
Product	$297.7	$310.8	(4.2)%
Service	984.2	879.6	11.9%
Operating-related expenses
Product	172.5	173.0	(0.3)%
Service	343.9	303.2	13.4%
Selling and general expenses	509.4	488.0	4.4%
Total expenses	1,067.5	1,000.1	6.7%
Interest expense, net	19.1	22.1	(13.6)%
Net income attributable to the Company	120.0	103.3	16.2%

Product revenue and expenses consist of educational and information products, primarily books, magazine circulations and syndicated study programs in our MHE and I&M segments. Service revenue and expenses consist of our S&P and MH Financial segments, service assessment contracts in our MHE segment and information-related services and advertising in our I&M segment.
Revenue
Product revenue decreased primarily due to decreases at MHE for lower open territory sales, decreases at International from lower sales in the Middle East and Africa, and decreases in book sales at Professional. Service revenue increased primarily due to increases in our corporate industrial ratings, growth in our global commodities products, increases in our automotive services, higher sales of our exchange-traded fund products and growth at Capital IQ. This was partially offset by a decline in public finance, structured finance, our construction business and custom testing revenue at MHE.
Expenses
Product operating expenses were relatively flat compared to the first quarter of 2010 as investments in digital product development were offset by lower manufacturing costs and lower costs related to inventory at MHE. Service operating expenses increased primarily as a result of increased personnel costs. Selling and general expenses increased primarily due to higher costs associated with increased sales and higher stock-based compensation as compared to the first quarter of 2010.
Net interest expense decreased primarily due to reduced interest expense related to uncertain tax positions and a refund on interest relating to a tax overpayment, as well as higher international interest income from our investments in the first quarter of 2011 compared to the first quarter of 2010.
Selective Outlook for 2011
We expect prepublication investment to return to more normalized levels as we make investments that we shifted from 2010 into 2011 and expect to spend between $200 million to $225 million versus $150.8 million in 2010. In addition, amortization of prepublication costs is projected to decline slightly in 2011, which reflects the lower level of investment we made in 2010.
We are projecting capital expenditures of approximately $150 million largely due to increased digital and technology spending.
We expect free cash flow for the year in excess of $700 million, despite increased capital investments. Free cash flow is a non-GAAP financial measure and reflects our cash flow provided by operating activities less capital expenditures and dividends. Further detail can be found within “Reconciliation of Non-GAAP Financial Information”.
Interest expense is expected to be relatively flat versus 2010.
Our effective tax rate was 36.4% for the three months ended March 31, 2011 and 2010 and is not expected to vary significantly throughout the remainder of the year absent the potential impact of numerous factors including intervening audit settlements, changes in federal, state or foreign law and changes in the geographical mix of our income.
Segment Review
Standard & Poor’s

	2011	2010	% Change
Revenue
Transaction	$176.3	$150.4	17.2%
Non-transaction	266.6	250.9	6.3%

Total revenue	$442.9	$401.3	10.4%

Operating profit	$190.4	$188.8	0.8%
% Operating margin	43.0%	47.0%
Foreign exchange rates had an unfavorable impact of $6.1 million on operating profit for the quarter.
Revenue
Both transaction and non-transaction revenue grew compared to the first quarter of 2010. Transaction revenue includes revenue related to new issuance of corporate, public finance and structured finance debt instruments; bank loans; and corporate credit estimates. Non-transaction revenue includes revenue from annual fees for customer relationship-based pricing programs, surveillance and ratings fees earned relating to cancelled transactions (“breakage fees”). Non-transaction revenue also includes an intersegment royalty charged to MH Financial for the rights to use and distribute content and data developed by S&P. Royalty revenue for the three months ended March 31, 2011 and 2010 was $15.2 million and $13.2 million, respectively.

The increase in transaction revenue compared to the first quarter of 2010 was driven by record global high-yield corporate bond issuance and increased U.S. bank loan ratings, partially offset by declines in public finance. The bulk of the high-yield corporate bond issuance continued to relate to refinancing activity as borrowers took advantage of low rates replacing existing bonds with less expensive debt. U.S. municipal bond issuance dropped significantly in the first quarter of 2011 compared to the same period last year, which was driven by the federal Build America Bond program that ended in 2010.
Revenue derived from non-transaction related sources increased compared to the first quarter of 2010, primarily as a result of growth in non-issuance related revenue at corporate ratings and CRISIL, our majority owned Indian credit rating agency. This was partially offset by declines in structured finance related to lower annual fees that were adversely impacted by increased deal maturities and defaults. Annual fees include surveillance fees and other customer relationship-based fees. Non-transaction related revenue represented 60.2% of total S&P revenue for the first quarter of 2011, down from 62.5% for the prior-year comparable period as transaction revenue grew at a faster pace.
Operating Profit
Operating profit was relatively flat compared to the first quarter of 2010 as growth in total revenue was offset primarily by increased expenses resulting from foreign exchange rates, incremental compliance and regulatory costs, and increased personnel costs driven by staff increases that were led by India. Compliance and regulatory costs will impact prior-period comparisons to a greater extent in the first half of 2011 as the 2010 total costs for these items were more heavily weighted in the second half of 2010.
Issuance Volumes
We monitor issuance volumes as an indicator of trends in transaction revenue streams within S&P. The following tables depict changes in issuance levels as compared to the prior year, based on Thomson Financial, Harrison Scott Publications and Standard & Poor’s internal estimates.

	First Quarter
	Compared to Prior Year
Structured Finance	U.S.	Europe
Residential Mortgage-Backed Securities (“RMBS”)	(63.6)%	361.0%
Commercial Mortgage-Backed Securities (“CMBS”)	492.2%	64.9%
Collaterized Debt Obligations (“CDO”)	53.0%	(98.3)%
Asset-Backed Securities (“ABS”)	(31.8)%	250.1%
Covered Bonds	*	31.8%
Total New Issue Dollars — Structured Finance	(12.5)%	54.9%

*	Covered bonds for the U.S. have very low issuance levels in 2011 and had no activity in the first quarter of 2010
•	RMBS volume is down in the U.S. due to lower re-REMIC activity (which is the repackaging of existing mortgage-backed securities), while volume in Europe was up substantially from the prior year, with stronger issuance in the United Kingdom and the Netherlands.
•	CMBS issuance is up in the U.S. and Europe as volumes continue to grow from a very low prior-year base and investors have become more comfortable with the fundamentals of the underlying commercial property markets.
•	Issuance in the CDO asset class has primarily been attributed to nontraditional securitizations of structured credit. U.S. issuance saw significant growth over very low volumes during the first quarter of 2010, while CDO issuance in Europe is down as banks continue to be risk adverse in regards to originating new transactions in this asset class.
•	ABS issuance in the U.S. is down, primarily driven by reductions in student loan volumes and credit card volumes due to concerns regarding the impact of recent changes in accounting and the Federal Deposit Insurance Corporation (“FDIC”) Safe Harbor Rules. European ABS growth was primarily the result of strength in consumer loans and credit cards.
•	Covered bond issuance in Europe is up as legislation continues to facilitate issuance and investors view covered bonds as one of the least risky sectors of the structured finance market.

	First Quarter
	Compared to Prior Year
Corporate Issuance	U.S.	Europe
High-Yield Issuance	13.1%	94.7%
Investment Grade	9.0%	(3.6)%
Total New Issue Dollars — Corporate Issuance	10.2%	1.2%
•	Corporate issuance in the U.S. increased as the result of the continued strength of corporate high-yield debt issuance. Corporations are taking advantage of low interest rates as refinancing activity has increased. Bank loan activity volume also grew as maturities were being extended.

•	Europe corporate issuance is slightly up attributed to record high-yield issuance offset by lower investment grade issuance.
Industry Highlights and Outlook
Activity in the first quarter of 2011 continues to be driven by corporate refinancing as companies are exhibiting prudent capital management and are taking advantage of low underlying interest rates and increased investor demand for new issues. There also continues to be a significant amount of debt maturities that were refinanced. We expect further high-yield new issuance throughout 2011 given the strong liquidity in U.S. capital markets. Europe non-financial issuance should also remain healthy in 2011 as the shift in corporate financing from bank loans to bonds continues provided sovereign debt concerns in Europe and the Middle East subside. In addition, mergers and acquisition activity is projected to recover somewhat and may become a larger share of the overall mix of issuance in 2011.
Overall funding rates remain at historically attractive levels as a result of continued declining corporate credit spreads during the first quarter of 2011. The Federal Reserve has continued to keep interest rates exceptionally low for an extended period, which should keep the current liquidity conditions intact in the U.S. corporate credit market.
In 2011, economic growth in the U.S. is expected to continue to support stabilization of credit quality. In addition, investors are seeking higher yield investments, which provides for continued attractive financing conditions for high-yield issuers.
Structured finance non-transaction revenues are expected to continue to decline in 2011 as surveillance fees have been adversely impacted by the reduction in CDO deals outstanding through maturities and defaults. The outlook for the CDO market is dependent upon banks’ willingness to initiate new loans and investors’ risk appetite to invest in new CDO structures.
The recovery of the RMBS and CMBS markets are ultimately dependent upon the recovery of both residential and commercial real estate markets. Increasing CMBS volumes will be somewhat dependent on the refinancing of commercial loans. The U.S. RMBS market remains under pressure given continued uncertainty over home pricing and unemployment. However, the European RMBS market should have a stronger year driven by the continued growth of the market as investor confidence returns, coupled with substantial refinancing needs on the part of European banks.
We anticipate modest growth heading into the remaining quarters of 2011 in the ABS market driven in large part by auto and student loan issuance. The market will continue to adjust to new and proposed rules and regulations from the FDIC, Financial Accounting Standards Board and Securities and Exchange Commission, which may increase the cost of securitization for issuers going forward.
Legal and Regulatory Environment
See Note 13 — Commitments and Contingencies to our unaudited Consolidated Financial Statements for legal proceedings disclosure that amends the disclosure in our Annual Report.
The Permanent Subcommittee on Investigations of the United States Senate Committee on Homeland Security and Governmental Affairs conducted an investigation into the “causes and consequences of the 2008 financial crisis.” The Subcommittee held a series of hearings in 2010, including a hearing relating to the credit rating agencies. The Subcommittee released a final report of its investigation on April 13, 2011, which asserted certain findings of fact which were critical of the credit rating agencies.
In the normal course of business both in the U.S. and abroad, the Company and its subsidiaries are defendants in numerous legal proceedings and are involved, from time to time, in governmental and self-regulatory agency proceedings which may result in adverse judgments, damages, fines or penalties. Also, various governmental and self-regulatory agencies regularly make inquiries and conduct investigations concerning compliance with applicable laws and regulations.
McGraw-Hill Financial

	2011	2010	% Change
Revenue
Subscription	$240.2	$206.6	16.3%
Non-subscription	83.8	72.2	16.1%

Total revenue	$324.0	$278.8	16.2%

Operating profit	$96.3	$71.2	35.3%
% Operating margin	29.7%	25.5%
Revenue
Revenue from both subscription and non-subscription sources grew compared to the first quarter of 2010. Subscription revenue includes products in our Integrated Desktop Solutions group, such as the Capital IQ platform, Global Credit Portal and TheMarkets.com; products in our Enterprise Solutions group, such as Global Data Solutions; investment research products in our

Research & Analytics group; and other data subscriptions. Non-subscription revenue is generated primarily from products in our Benchmarks group, specifically through fees based on assets underlying exchange-traded funds (“ETFs”); as well as certain advisory, pricing and analytical services in our Integrated Desktop Solutions group.
Subscription revenue increased compared to the first quarter of 2010, primarily due to growth at Integrated Desktop Solutions. This was driven by platform enhancements and market share gains at Capital IQ; growth in the subscription base for the Global Credit Portal, which includes RatingsDirect; and the acquisition of TheMarkets.com in September 2010. Enterprise Solutions also contributed to the increase driven primarily by growth in the subscription base for Global Data Solutions, which includes RatingsXpress, from new client relationships and expanded relationships into existing accounts.
Capital IQ continues to have significant client growth as the number of clients as of March 31, 2011 increased 23.4% from the prior year. Traditionally, subscription revenue has been primarily domestic, however, due to the continued enhancements of the Capital IQ international database, strong sales for the Global Credit Portal and RatingsXpress drove double-digit international growth in the first quarter of 2011.
Non-subscription revenue increased primarily at Benchmarks due to growth in ETF products from higher levels of assets under management, in addition to 32 new ETFs launched during the first quarter 2011. Assets under management for ETFs rose 27.1% to $323.0 billion in 2011 from $254.2 billion in the first quarter of 2010 due to the recovery in global markets as well as an inflow of money from new investors into the funds. Also contributing to the increase in subscription revenue were higher data and custom index sales in the quarter.
Operating Profit
Operating profit increased significantly compared to the first quarter of 2010, primarily due to growth in ETF products, increases in the subscription base for the Global Credit Portal and Global Data Solutions, and growth at Capital IQ. This was partially offset by increases in personnel costs and staff increases internationally, mainly in India, and additional costs to further develop our infrastructure.
Industry Highlights and Outlook
The segment expects to continue to experience increased demand for its Capital IQ and data and information offerings throughout 2011. Also, products in our Benchmarks group should continue to benefit as ETF assets grow globally. This group also should see opportunities in volatility products as demand increases in the U.S. as well as internationally, primarily in the Middle East and Asia. However, demand for investment research products is expected to continue to decline as a result of cancelations caused by the competitive market conditions.
McGraw-Hill Education

	2011	2010	% Change
Revenue
SEG	$106.2	$111.6	(4.8)%
HPI	196.5	205.7	(4.5)%

Total revenue	$302.7	$317.3	(4.6)%

Operating loss	$(75.5)	$(61.8)	(22.2)%
% Operating margin	(24.9)%	(19.5)%
Revenue and operating results for our MHE segment reflect the seasonal nature of some of our educational publishing businesses, with the first quarter being the least significant and the third quarter being the most significant.
Foreign exchange rates had an unfavorable impact of $2.6 million on operating loss for the quarter.
Revenue
School Education Group
Revenue decreased compared to the prior year, primarily due to declines in open territory sales and a decline in custom testing revenue, partially offset by a slight increase in sales to the adoption states.
•	The sales increase in the adoption states compared to the prior-year quarter was primarily driven by Texas and California, partially offset by North Carolina. Although some California sales represented new adoptions of K-5 reading, the majority of sales across the adoption states were attributable to residual purchasing, as is typical in this market during the first quarter.

•	Sales in the open territory decreased from the comparable prior-year quarter due to lower sales in Maryland, Illinois and New Jersey as several large orders received from these states in the first quarter of 2010 did not repeat this quarter.

•	Custom testing revenue declined primarily due to a challenging comparison with the first quarter of 2010, when results benefited from the timing of revenue recognition in Missouri as well as a higher level of program activity in Georgia than occurred in this quarter. Long-term contracts were signed during the quarter in New York and Indiana that will benefit revenue in future quarters.

•	In the formative testing market, revenue increased slightly due to new program activity in New Mexico and Colorado.
Higher Education, Professional and International

Higher Education was relatively flat in comparison to the prior-year quarter as ordering levels were adjusted to compensate for a leveling off in second-semester enrollments.
•	Key titles contributing to the performance in the quarter included Sanderson, Computers in the Medical Office, 7/e; Ober, Gregg College Keyboarding, 11/e; ALEKS, Math; Booth, Medical Assisting, 4/e; and Garrison, Managerial Accounting, 13/e.

•	Digital growth was driven by the continued success of the Homework Management product line, primarily Connect.
Professional decreased slightly over the comparable prior-year quarter due to a decline in book sales that was driven principally by conditions in the retail market, partially offset by growth in digital revenue, primarily from digital subscription products.
International decreased from the comparable prior-year quarter, largely as a result of lower sales in the Middle East and Africa.
Operating Profit
In the first quarter of 2011, operating loss for MHE increased, primarily due to declines in revenue as noted above as well as increased costs mainly in Higher Education, primarily due to our investment in digital product development.
Industry Highlights and Outlook
According to statistics compiled by the Association of American Publishers, total net sales of elementary and secondary instructional materials decreased by 8.9% through February 2011. Net sales for the industry in the adoption states decreased by 0.5% compared to the prior-year period, while net sales in the open territory states decreased by 15.3% compared to the prior-year period. First-quarter industry results are not considered indicative of full-year trends in the seasonal K-12 market.
Total U.S. PreK-12 enrollment for 2010-2011 is estimated at nearly 56 million students, up 0.4% from 2009-2010, according to the National Center for Education Statistics (“NCES”). The median projected increase in U.S. college enrollments is a rise of 13% to 20.6 million between 2007 and 2018, according to NCES. The U.S. college new textbook market was $4.6 billion in 2010 and is expected to grow about 4%-6% in 2011.
McGraw-Hill Information & Media

	2011	2010	% Change
Revenue
Business-to-Business	$206.9	$187.5	10.3%
Broadcasting	20.6	18.7	10.2%

Total revenue	$227.5	$206.2	10.3%

Operating profit	$37.4	$27.8	34.5%
% Operating margin	16.4%	13.5%
Foreign exchange rates had an unfavorable impact of $1.1 million on operating profit for the quarter.
Revenue
Business-to-Business
In the first quarter of 2011, revenue increased primarily by strong demand for Platts’ proprietary content and by growth in our automotive syndicated studies and automotive consulting services. Our global commodities products, primarily related to oil, have shown strong growth as continued volatility in crude oil and other commodity prices drove the need for market information. The spread between the highest and lowest price for crude oil futures during the first quarter was more than 75% greater than the spread in the prior-year quarter. Also contributing to our revenue growth in the first quarter was the final transitioning during 2010 of certain automotive syndicated studies to an online service platform. This resulted in revenue that was deferred last year to be recognized this year and this will continue to favorably impact revenue comparisons during 2011. Partially offsetting these increases were decreases in our construction business as market declines have continued to slow new business growth.
Broadcasting
In the first quarter of 2011, revenue increased primarily due to increases in base advertising and retransmission revenue. Base advertising increased primarily due to growth in the automotive and service categories as compared to the prior-year quarter.

Operating Profit
The key drivers for operating profit growth in the segment for the first quarter of 2011 were the revenue growth mentioned above along with lower compensation costs as a result of 2010 restructuring actions.
Industry Highlights and Outlook
In 2011, I&M expects to continue to invest in digital capabilities that will enable the businesses to become more integrated, creating a foundation for the development of new products and revenue streams. The segment will further expand its presence in selected markets and geographies to help drive growth.
The continuing growth in oil demand and the uncertainty of supply causes volatility in energy prices will drive market participant demand for Platt’s proprietary content, including news and price assessments to enable trading decisions. The U.S. Energy Information Administration projects that world oil consumption will grow by 1.4 million barrels per day in 2011, similar to previous forecasts.
Demand for our automotive studies is driven by the performance of the automotive industry. In the first quarter of 2011, global and U.S. light vehicle sales increased approximately 7% and 20%, respectively, compared to the first quarter of 2010, largely as a result of continued strength in emerging markets, particularly in China and continued recovery in U.S. demand.
Demand for our construction offerings is primarily dependent on the growth in the non-residential construction industry. In the first quarter of 2011, the value of new construction starts declined 10% from a year ago. In the first quarter of 2011, residential and non-residential building construction declined 17% and 14%, respectively, compared to the first quarter of 2010. Non-building construction in the first quarter of 2011 was unchanged from a year ago, as continued strength for electric utilities offset decreased activity for public works.
LIQUIDITY AND CAPITAL RESOURCES
We continue to maintain a strong financial position and expect this position to be sufficient to meet any additional operating and recurring cash needs into the foreseeable future. Our primary source of funds for operations is cash generated by operating activities. We use our cash for a variety of needs, including among others: ongoing investments in our businesses, strategic acquisitions, share repurchases, dividends, investment in publishing programs and capital expenditures. Our core businesses have been strong cash generators. However, income and, consequently, cash provided from operations during the year are significantly impacted by the seasonality of our businesses, particularly educational publishing. This seasonality also impacts cash flow and related borrowing patterns as investments are typically made in the first half of the year to support the strong selling period that occurs in the third quarter. As a result, our cash flow is typically lower in the first half of the year and higher in the second half.
Cash Flow Overview
Cash and cash equivalents were $1.3 billion on March 31, 2011, a decrease of $256.0 million from December 31, 2010, and consisted of domestic cash and cash held abroad. Typically, cash held outside the U.S. is anticipated to be utilized to fund international operations or to be reinvested outside of the U.S., as a significant portion of our opportunities for growth in the coming years are expected to be abroad.

	2011	2010	% Change
Net cash provided by (used for):
Operating activities	$49.3	$106.4	(53.7)%
Investing activities	(179.0)	(37.0)	N/M
Financing activities	(150.9)	(54.3)	N/M

*	N/M indicates not meaningful
In the first quarter of 2011, free cash flow was negative and declined to ($74.1) million compared to ($12.8) million in the first quarter of 2010, a reduction of $61.3 million. The decline is due primarily to a decrease in cash provided by operating activities as discussed below. Free cash flow is a non-GAAP financial measure and reflects our cash flow provided by operating activities less capital expenditures and dividends. Capital expenditures include investments in pre-publication costs, purchases of property and equipment and additions to technology projects. See “Reconciliation of Non-GAAP Financial Information” for a reconciliation of cash flow provided by operating activities, the most directly comparable U.S. GAAP financial measure, to free cash flow.
Operating Activities
Cash provided by operations decreased $57.1 million to $49.3 million for the first quarter of 2011, mainly due to higher payments for accounts payable and accrued expenses and increased inventory purchases, partially offset by an increase in prepaid/accrued income taxes and higher operating results.

Accounts payable and accrued expenses decreased cash by $116.7 million as a decrease of $370.2 million in the first quarter of 2011 compared to a decrease of $253.5 million in the first quarter of 2010. This is primarily due to higher payments for invoices and higher payments for 2010 incentive compensation paid in the first quarter of 2011, as well as the timing of accruals.
Inventories decreased cash by $23.8 million as an increase of $40.9 million in the first quarter of 2011 compared to an increase of $17.1 million in the first quarter of 2010. This is primarily due to an increase in inventory purchases at School Group in the current quarter driven by increased adoption market opportunities in Texas and California.
Prepaid/accrued income taxes increased cash by $38.4 million as an increase of $50.7 million in the first quarter of 2011 compared to an increase of $12.3 million in the first quarter of 2010. This is primarily due to an increase in accrued income taxes in the current quarter compared to the first quarter of 2010 primarily due to a $35.4 million transfer tax payment in the first quarter of 2010 resulting from a legal entity reorganization in our European operations.
Investing Activities
Cash used for investing activities increased $142.0 million to $179.0 million for the first quarter of 2011, primarily due to cash paid for our acquisitions in the current quarter for businesses to be integrated with MHE and I&M. In the first quarter of 2010, we did not make any acquisitions.
Financing Activities
Cash used for financing activities increased $96.6 million to $150.9 million for the first quarter of 2011. The increase is primarily attributable to cash used to repurchase shares, partially offset by higher proceeds from stock option exercises. During the first quarter of 2011, we repurchased 3.3 million shares for $123.6 million at an average price of $37.44 per share. The repurchased shares may be used for general corporate purposes, including the issuance of shares for stock compensation plans and to offset the dilutive effect of the exercise of employee stock options. These shares were purchased under a stock repurchase program that was approved by the Board of Directors in 2007. As of March 31, 2011, 5.1 million shares remained available under this repurchase program, which has no expiration date. Purchases under this program may be made from time to time on the open market and in private transactions, depending on market conditions.
On January 19, 2011, the Board of Directors approved an increase in the quarterly common stock dividend from $0.235 to $0.25 per share.
Additional Financing
Currently, we have the ability to borrow $1.2 billion in additional funds through our commercial paper program, which is supported by our $1.2 billion three-year credit agreement (our “credit facility”) that will terminate on July 30, 2013. We pay a commitment fee of 15.0 to 35.0 basis points for our credit facility, depending on our credit rating, whether or not amounts have been borrowed and currently pay a commitment fee of 17.5 basis points. The interest rate on borrowings under our credit facility is, at our option, calculated using rates that are primarily based on either the prevailing London Inter-Bank Offer Rate, the prime rate determined by the administrative agent or the Federal funds rate. For certain borrowings under our credit facility there is also a spread based on our credit rating added to the applicable rate. As of March 31, 2011, we have not utilized our credit facility for additional funds.
Our credit facility contains certain covenants. The only financial covenant requires that our indebtedness to cash flow ratio, as defined in our credit facility, is not greater than 4 to 1, and this covenant has never been exceeded.
Historically, we have also had the ability to borrow additional funds through Extendible Commercial Notes and a promissory note with one of our providers of banking services, however, effective April of 2011, we have canceled these notes since there is no current market for the notes.
RECONCILIATION OF NON-GAAP FINANCIAL INFORMATION
Free cash flow is a non-GAAP financial measure and reflects our cash flow provided by operating activities less capital expenditures, investment in prepublication costs and dividends. Capital expenditures include purchases of property and equipment and additions to technology projects. Our cash flow provided by operating activities is the most directly comparable U.S. GAAP financial measure to free cash flow.
We believe the presentation of free cash flow allows our investors to evaluate the cash generated from our underlying operations in a manner similar to the method used by management. We use free cash flow to conduct and evaluate our business because we believe it typically presents a more conservative measure of cash flows since capital expenditures and dividends are considered a necessary component of ongoing operations. Free cash flow is useful for management and investors because it allows management and investors to evaluate the cash available to us to service debt, make strategic acquisitions and investments, repurchase stock and fund ongoing operation and working capital needs.

The presentation of free cash flow is not intended to be considered in isolation or as a substitute for the financial information prepared and presented in accordance with U.S. GAAP. Free cash flow, as we calculate it, may not be comparable to similarly titled measures employed by other companies. The following table presents a reconciliation of our cash flow provided by operating activities to free cash flow for the three months ended March 31:

	2011	2010
Cash provided by operating activities	$49.3	$106.4
Investment in prepublication costs	(28.1)	(29.9)
Capital expenditures	(18.4)	(11.7)

Cash flow before dividends	2.8	64.8

Dividends paid to shareholders	(76.7)	(74.1)
Dividends paid to noncontrolling interests	(0.2)	(3.5)

Free cash flow	$(74.1)	$(12.8)

CRITICAL ACCOUNTING ESTIMATES
Our accounting policies are described in Note 1 — Accounting Policies to the Consolidated Financial Statements in our Annual Report. As discussed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report, we consider an accounting estimate to be critical if it required assumptions to be made that were uncertain at the time the estimate was made and changes in the estimate or different estimates could have a material effect on our results of operations. These critical estimates include those related to revenue recognition, allowance for doubtful accounts and sales returns, inventories, prepublication costs, accounting for the impairment of long-lived assets (including other intangible assets), goodwill and indefinite-lived intangible assets, retirement plans and postretirement healthcare and other benefits, stock-based compensation, income taxes and contingencies. We base our estimates on historical experience, current developments and on various other assumptions that we believe to be reasonable under these circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that cannot readily be determined from other sources. There can be no assurance that actual results will not differ from those estimates. Since the date of our Annual Report, there have been no changes to our critical accounting estimates.
RECENTLY ISSUED OR ADOPTED ACCOUNTING STANDARDS
Refer to Note 14 — Recently Issued or Adopted Accounting Standards to our unaudited Consolidated Financial Statements for a discussion of certain accounting standards that have been adopted during 2011.
FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements, including without limitation statements relating to our businesses and our prospects, new products, sales, expenses, tax rates, cash flows, prepublication investments and operating and capital requirements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are intended to provide management’s current expectations or plans for our future operating and financial performance and are based on assumptions management believes are reasonable at the time they are made. Forward-looking statements can be identified by the use of words such as “believe,” “expect,” “plan,” “estimate,” “project,” “target,” “anticipate,” “intend,” “may,” “will,” “continue” and other words of similar meaning in connection with a discussion of future operating or financial performance. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual outcomes and results could differ materially from what is expected or forecasted. These risks and uncertainties include, among others: worldwide economic, financial, political and regulatory conditions; currency and foreign exchange volatility; the effect of competitive products and pricing; the level of success of new product development and global expansion; the level of future cash flows; the levels of capital and prepublication investments; income tax rates; restructuring charges; the health of debt and equity markets, including credit quality and spreads, the level of liquidity and future debt issuances; the level of interest rates and the strength of the capital markets in the U.S. and abroad; the demand and market for debt ratings, including CDOs, residential and commercial mortgage and asset-backed securities and related asset classes; the state of the credit markets and their impact on S&P and the economy in general; the regulatory environment affecting S&P; the level of merger and acquisition activity in the U.S. and abroad; the level of funding in the education market; SEG’s level of success in adoptions and open territories; enrollment and demographic trends; the strength of SEG’s testing market, HPI’s publishing markets and the impact of technology on them; continued investment by the construction, automotive, computer and aviation industries; the strength of the domestic and international advertising markets; the level of political advertising; the strength and performance of the domestic and international automotive markets; the volatility of the energy marketplace; and the contract value of public works, manufacturing and single-family unit construction. We caution readers not to place undue reliance on forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no significant changes in our exposure to market risk during the three months ended March 31, 2011 from December 31, 2010. Our exposure to market risk includes changes in foreign exchange rates. We have operations in various foreign countries where the functional currency is primarily the local currency. For international operations that are determined to be extensions of the parent company, the U.S. dollar is the functional currency. We typically have naturally hedged positions in most countries from a local currency perspective with offsetting assets and liabilities. As of March 31, 2011, we have entered into an immaterial amount of foreign exchange forwards to hedge the effect of adverse fluctuations in foreign currency exchange rates. We have not entered into any derivative financial instruments for speculative purposes.
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
As of March 31, 2011, an evaluation was performed under the supervision and with the participation of management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the U.S. Securities Exchange Act of 1934). Based on that evaluation, management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2011.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
See Note 13 — Commitments and Contingencies to our unaudited Consolidated Financial Statements in this Quarterly Report on Form 10-Q for legal proceedings disclosure that amends the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2010 (our “Annual Report”).
Item 1a. Risk Factors
Our Annual Report contains detailed cautionary statements which identify all known material risks, uncertainties and other factors that could cause our actual results to differ materially from historical or expected results. There have been no material changes to the risk factors we have previously disclosed in Item 1a, Risk Factors, in our Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On January 31, 2007, the Board of Directors approved a stock repurchase program authorizing the purchase of up to 45.0 million shares (the “2007 Repurchase Program”), which was 12.7% of the total shares of our outstanding common stock at that time. During the first quarter of 2011, we repurchased 3.3 million shares and, as of March 31, 2011, 5.1 million shares remained available under the 2007 Repurchase Program. The repurchased shares may be used for general corporate purposes, including the issuance of shares for stock compensation plans and to offset the dilutive effect of the exercise of employee stock options. The 2007 Repurchase Program has no expiration date and purchases under this program may be made from time to time on the open market and in private transactions, depending on market conditions.
The following table provides information on our purchases of our outstanding common stock during the first quarter of 2011 pursuant to the 2007 Repurchase Program (column c). In addition to these purchases, the number of shares in column (a) include: 1) shares of common stock that are tendered to us to satisfy our employees’ tax withholding obligations in connection with the vesting of awards of restricted shares (we repurchase such shares based on their fair market value on the vesting date), and 2) our shares deemed surrendered to us to pay the exercise price and to satisfy our employees’ tax withholding obligations in connection with the exercise of employee stock options. There were no other share repurchases during the quarter outside the repurchases noted below.
(amounts in millions, except per share price)

			(c) Total Number of	(d) Maximum Number
			Shares Purchased as	of Shares that may yet
	(a) Total Number of	(b) Average Price Paid	Part of Publicly	be Purchased Under
Period	Shares Purchased	per Share	Announced Programs	the Programs
Jan. 1 - Jan. 31, 2011	—	$0.00	—	8.4
Feb. 1 - Feb. 28, 2011	2.3	$37.39	2.3	6.1
Mar. 1 - Mar. 31, 2011	1.0	$37.55	1.0	5.1

Total — Qtr	3.3	$37.44	3.3	5.1

Item 6. Exhibits

(15)	Letter on Unaudited Interim Financials

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

(32)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(101.INS) *	XBRL Instance Document

(101.SCH) *	XBRL Taxonomy Extension Schema

(101.CAL) *	XBRL Taxonomy Extension Calculation Linkbase

(101.LAB) *	XBRL Taxonomy Extension Label Linkbase

(101.PRE) *	XBRL Taxonomy Extension Presentation Linkbase

(101.DEF) *	XBRL Taxonomy Extension Definition Linkbase

*	Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

The McGraw-Hill Companies, Inc. Registrant
Date: April 27, 2011	By	/s/ Jack F. Callahan, Jr.
Jack F. Callahan, Jr.
Executive Vice President and Chief Financial Officer

Date: April 27, 2011	By	/s/ Kenneth M. Vittor
Kenneth M. Vittor
Executive Vice President and General Counsel

Date: April 27, 2011	By	/s/ Emmanuel N. Korakis
Emmanuel N. Korakis
Senior Vice President and Corporate Controller