Form 10-Q
period 2011-06-30
MCGRAW-HILL COMPANIES INC
filed 2011-07-28
CIK 64040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30,2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 1-1023
(Exact name of registrant as specified in its charter)

New York	13-1026995

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1221 Avenue of the Americas, New York,New York	10020

(Address of principal executive offices)	(Zip Code)
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
YES ☐ NO ☑
     On July 15, 2011 there were 301.3 million shares of common stock (par value $1.00 per share) outstanding.

The McGraw-Hill Companies, Inc.

INDEX

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of The McGraw-Hill Companies, Inc.
We have reviewed the consolidated balance sheet of The McGraw-Hill Companies, Inc., as of June 30, 2011, and the related consolidated statements of income for the three-month and six-month periods ended June 30, 2011 and 2010, and the consolidated statements of cash flows for the six-month periods ended June 30, 2011 and 2010. These financial statements are the responsibility of the Company’s management.
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
/s/ ERNST & YOUNG LLP
New York, New York
July 28, 2011

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
The McGraw-Hill Companies, Inc.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per share data)	2011	2010	2011	2010
Revenue:
Product	$523.1	$545.0	$820.8	$855.8
Service	1,057.7	929.1	2,041.9	1,808.6

Total revenue	1,580.8	1,474.1	2,862.7	2,664.4
Expenses:
Operating-related expenses:
Product	238.9	259.1	411.4	432.0
Service	368.0	301.8	711.9	605.1

Total operating-related expenses	606.9	560.9	1,123.3	1,037.1
Selling and general expenses	586.9	547.7	1,096.3	1,035.7
Depreciation	26.5	26.2	53.4	52.1
Amortization of intangibles	14.9	13.0	29.7	23.0

Total expenses	1,235.2	1,147.8	2,302.7	2,147.9

Other income	(13.2)	—	(13.2)	—

Income from operations	358.8	326.3	573.2	516.5
Interest expense, net	19.5	20.9	38.6	42.9

Income before taxes on income	339.3	305.4	534.6	473.6
Provision for taxes on income	123.5	111.2	194.6	172.4

Net income	215.8	194.2	340.0	301.2
Less: net income attributable to noncontrolling interests	(4.7)	(3.1)	(8.9)	(6.8)

Net income attributable to The McGraw-Hill Companies, Inc.	$211.1	$191.1	$331.1	$294.4

Earnings per common share:
Basic	$0.70	$0.61	$1.09	$0.94
Diluted	$0.68	$0.61	$1.07	$0.94

Average number of common shares outstanding:
Basic	303.6	311.2	304.4	312.3
Diluted	309.2	313.2	309.4	314.7

Dividend declared per common share	$0.25	$0.235	$0.50	$0.47
See accompanying Notes to the Consolidated Financial Statements

The McGraw-Hill Companies, Inc.
Consolidated Balance Sheets

	June 30,	December 31,	June 30,
	2011	2010	2010
(in millions)	(Unaudited)		(Unaudited)
ASSETS
Current assets:
Cash and equivalents	$1,300.2	$1,525.6	$1,117.8
Short-term investments	24.8	22.2	26.8
Accounts receivable, net	1,021.3	990.6	994.0
Inventories	340.3	275.1	339.7
Deferred income taxes	281.3	281.7	289.5
Prepaid and other current assets	158.5	199.4	140.2

Total current assets	3,126.4	3,294.6	2,908.0

Prepublication costs, net	351.0	365.0	425.4
Property and equipment, net	526.5	548.8	545.8
Goodwill	1,984.8	1,887.0	1,688.6
Other intangible assets, net	666.7	663.8	520.7
Other non-current assets	288.6	287.4	275.5

Total assets	$6,944.0	$7,046.6	$6,364.0

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$339.8	$396.5	$325.0
Accrued royalties	48.5	114.5	48.7
Accrued compensation and contributions to retirement plans	382.7	503.0	342.3
Income taxes currently payable	81.9	23.7	55.1
Unearned revenue	1,246.0	1,205.7	1,144.3
Other current liabilities	424.3	437.5	444.4

Total current liabilities	2,523.2	2,680.9	2,359.8

Long-term debt	1,198.0	1,198.0	1,197.9
Pension and other postretirement benefits	436.5	436.5	501.4
Other non-current liabilities	450.5	439.8	385.0

Total liabilities	4,608.2	4,755.2	4,444.1

Commitments and contingencies (Note 13)
Equity:
Common stock	411.7	411.7	411.7
Additional paid-in capital	134.5	67.0	45.3
Retained income	7,233.0	7,056.6	6,668.8
Accumulated other comprehensive loss	(326.8)	(367.4)	(356.8)
Less: common stock in treasury	(5,197.4)	(4,957.6)	(4,926.1)

Total equity – controlling interests	2,255.0	2,210.3	1,842.9

Total equity – noncontrolling interests	80.8	81.1	77.0

Total equity	2,335.8	2,291.4	1,919.9

Total liabilities and equity	$6,944.0	$7,046.6	$6,364.0

See accompanying Notes to the Consolidated Financial Statements

The McGraw-Hill Companies, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(in millions)	2011	2010
Operating Activities:
Net income	$340.0	$301.2
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation (including amortization of technology projects)	64.4	61.3
Amortization of intangibles	29.7	23.0
Amortization of prepublication costs	75.5	95.2
Provision for losses on accounts receivable	3.8	6.1
Deferred income taxes	0.1	(16.8)
Stock-based compensation	41.2	23.0
Other	16.5	2.4
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	2.7	(42.4)
Inventories	(63.1)	(38.6)
Prepaid and other current assets	(15.7)	(13.0)
Accounts payable and accrued expenses	(269.0)	(141.9)
Unearned revenue	16.4	42.8
Other current liabilities	(12.7)	(6.8)
Net change in prepaid/accrued income taxes	100.0	61.5
Net change in other assets and liabilities	8.6	2.5

Cash provided by operating activities	338.4	359.5

Investing Activities:
Investment in prepublication costs	(60.2)	(60.0)
Capital expenditures	(44.6)	(39.0)
Acquisitions, including contingent payments, net of cash acquired	(126.1)	(5.0)
Proceeds from dispositions	19.9	5.3
Changes in short-term investments	(2.6)	(2.2)

Cash used for investing activities	(213.6)	(100.9)

Financing Activities:
Dividends paid to shareholders	(152.4)	(148.2)
Dividends paid to noncontrolling interests	(8.7)	(14.2)
Repurchase of treasury shares	(300.3)	(186.9)
Exercise of stock options	80.5	26.5
Excess tax benefits from share-based payments	1.9	1.3

Cash used for financing activities	(379.0)	(321.5)

Effect of exchange rate changes on cash	28.8	(29.2)
Net change in cash and equivalents	(225.4)	(92.1)
Cash and equivalents at beginning of period	1,525.6	1,209.9

Cash and equivalents at end of period	$1,300.2	$1,117.8

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
In the opinion of management all normal recurring adjustments considered necessary for a fair statement of the results of the interim periods have been included. The operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the full year, partially due to the seasonal nature of some of our businesses. As a result, we have included the Consolidated Balance Sheet as of June 30, 2010 for comparative purposes. Certain prior-year amounts have been reclassified to conform to the current presentation.
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
2. Acquisitions and Dispositions
During the six months ended June 30, 2011, we completed acquisitions aggregating approximately $126 million. None of our acquisitions were material either individually or in the aggregate, including the pro forma impact on earnings, and primarily included the following:
•	In March, we acquired the assets of Bookette Software Company (“Bookette”). Bookette engages in the development of software and algorithms that are used to score and report educational tests for schools, districts, and states and other various educational systems and entities worldwide. Bookette is included within McGraw-Hill Education’s California Testing Board’s assessment business.

•	In January, we acquired all of the issued and outstanding membership interest units of Bentek Energy LLC (“Bentek”), which is included as part of our McGraw-Hill Information & Media (“I&M”) segment. Bentek offers its customers a comprehensive portfolio of data, information and analytics products in the natural gas and liquids sector. The primary purpose of the acquisition was to acquire Bentek’s knowledge, skill and expertise in gathering high-quality detailed data and their ability to identify key relationships within the data critical to industry participants.
We sold our interest in LinkedIn Corporation during the three months ended June 30, 2011, at their initial public offering. This investment was held within our I&M segment and as a result of the sale we recorded a pre-tax gain of $13.2 million, which is included in other income in the Consolidated Statements of Income for the three and six months ended June 30, 2011.
We did not complete any acquisitions or dispositions for the six months ended June 30, 2010. We made a $5.0 million contingent payment during the three months ended June 30, 2010 related to an acquisition in 2008, which is part of our McGraw-Hill Financial segment.
On June 14, 2011, we announced that we have retained Morgan Stanley & Co. LLC to pursue the divestiture of our Broadcasting Group within our I&M segment. The planned divestiture is part of our continuing portfolio review that we are undertaking across the Company to reevaluate our strategic core. Because we are in the preliminary stages of evaluating the feasibility of the potential divestiture, we are unable to accurately assess the timing, consummation, terms and consideration that may be received from the potential divestiture, and therefore have not recorded amounts related to our Broadcasting Group within assets held for sale on our Consolidated Balance Sheet as of June 30, 2011.

On June 29, 2011, we announced that Platts, part of our I&M segment, has signed an agreement to acquire the Steel Business Briefing Group (the “SBB Group”), a privately held U.K. company and leading provider of news, pricing and analytics to the global steel market. The SBB Group provides subscription-based, electronic products to the steel industry and its participants through two principal businesses, Steel Business Briefing and The Steel Index. The transaction closed on July 1, 2011.
3. Supplementary Balance Sheet Data

	June 30,	December 31,	June 30,
	2011	2010	2010
Accounts receivable — allowance for doubtful accounts	$70.8	$78.5	$70.2
Accounts receivable — allowance for sales returns	145.5	197.3	138.0
Prepublication costs — accumulated amortization	955.3	1,089.3	948.4
Property and equipment — accumulated depreciation	1,113.8	1,064.8	1,023.4
4. Fair Value Measurements
In accordance with authoritative guidance for fair value measurements, certain assets and liabilities are required to be recorded at fair value and classified within a fair value hierarchy based on inputs used when measuring fair value. We have investments in equity securities classified as available-for-sale and an immaterial amount of forward exchange contracts that are adjusted to fair value on a recurring basis. The fair values of our investments in available-for-sale securities were determined using quoted market prices from daily exchange traded markets and are classified within Level 1 of the valuation hierarchy. The fair values of our available-for-sale securities are $12.4 million and $22.6 million as of June 30, 2011 and December 31, 2010, respectively, and are included in other non-current assets in the Consolidated Balance Sheets.
Other financial instruments, including cash and equivalents and short-term investments, are recorded at cost, which approximates fair value. The fair value of our long-term borrowings is $1.3 billion as of June 30, 2011 and December 31, 2010, and was estimated based on quoted market prices.
5. Income Taxes
For the three and six months ended June 30, 2011 and 2010, the effective tax rate was 36.4%.
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
As of June 30, 2011 and December 31, 2010, the total amount of federal, state and local, and foreign unrecognized tax benefits was $61.7 million and $52.9 million, respectively, exclusive of interest and penalties. We recognize accrued interest and penalties related to unrecognized tax benefits in interest expense and operating expense, respectively. In addition to the unrecognized tax benefits, as of June 30, 2011 and December 31, 2010, we had $15.3 million and $14.3 million, respectively, of accrued interest and penalties associated with uncertain tax positions.
6. Debt

	June 30,	December 31,	June 30,
	2011	2010	2010
5.375% Senior Notes, due 2012 [1]	$399.9	$399.9	$399.8
5.9% Senior Notes, due 2017 [2]	399.4	399.3	399.3
6.55% Senior Notes, due 2037 [3]	398.6	398.6	398.6
Note payable	0.1	0.5	0.2

Total debt	1,198.0	1,198.3	1,197.9

Less: short-term debt including current maturities	—	0.3	—

Long-term debt	$1,198.0	$1,198.0	$1,197.9

[1]	Interest payments are due on February 15 and August 15, and, as of June 30, 2011, the unamortized debt discount is $0.1 million

[2]	Interest payments are due on April 15 and October 15, and, as of June 30, 2011, the unamortized debt discount is $0.6 million

[3]	Interest payments are due on May 15 and November 15, and, as of June 30, 2011, the unamortized debt discount is $1.4 million

Currently, we have the ability to borrow $1.2 billion in additional funds through our commercial paper program, which is supported by our $1.2 billion three-year credit agreement (our “credit facility”) that will terminate on July 30, 2013. We pay a commitment fee of 15.0 to 35.0 basis points for our credit facility, depending on our credit rating, whether or not amounts have been borrowed and currently pay a commitment fee of 17.5 basis points. The interest rate on borrowings under our credit facility is, at our option, calculated using rates that are primarily based on either the prevailing London Inter-Bank Offer Rate, the prime rate determined by the administrative agent or the Federal funds rate. For certain borrowings under this credit facility there is also a spread based on our credit rating added to the applicable rate. As of June 30, 2011, we have not utilized our credit facility for additional funds.
Our credit facility contains certain covenants. The only financial covenant requires that our indebtedness to cash flow ratio, as defined in our credit facility, is not greater than 4 to 1, and this covenant has never been exceeded.
Historically, we have also had the ability to borrow additional funds through Extendible Commercial Notes and a promissory note with one of our providers of banking services, however, effective April of 2011, we have canceled these notes since there is no current market for them.
7. Employee Benefits
We have a number of defined benefit pension plans and defined contribution plans covering substantially all employees. Our primary pension plan is a noncontributory plan under which benefits are based on employee career employment compensation. We also have unfunded non-U.S. benefit plans and supplemental benefit plans. The supplemental benefit plans provide senior management with supplemental retirement, disability and death benefits. In addition, we sponsor voluntary 401(k) plans under which we may match employee contributions up to certain levels of compensation as well as profit-sharing plans under which we contribute a percentage of eligible employees’ compensation to the employees’ accounts.
We also provide certain medical, dental and life insurance benefits for retired employees and eligible dependents. The medical and dental plans are contributory, while the life insurance plan is noncontributory. We currently do not prefund any of these plans.
The components of net periodic benefit cost for our retirement plans and post-retirement plans for the periods ended June 30 are as follows:

	Three Months		Six Months
	2011	2010	2011	2010
Retirement Plans
Service cost	$15.9	$14.4	$33.5	$30.6
Interest cost	24.7	23.2	49.6	46.9
Expected return on plan assets	(31.9)	(27.8)	(63.7)	(55.7)
Amortization of prior service credit	(0.1)	—	(0.2)	(0.1)
Amortization of actuarial loss	8.0	3.6	15.3	7.4

Net periodic benefit cost	$16.6	$13.4	$34.5	$29.1

Post-Retirement Plans
Service cost	$0.7	$0.6	$1.4	$1.2
Interest cost	1.7	1.7	3.4	3.7
Amortization of prior service credit	(0.3)	(0.3)	(0.6)	(0.6)
Amortization of actuarial (gain) loss	—	(0.1)	0.1	—

Net periodic benefit cost	$2.1	$1.9	$4.3	$4.3

As discussed in our Annual Report, we changed certain discount rate assumptions on our retirement and post-retirement plans, which became effective on January 1, 2011. The effect of the assumption changes on retirement and post-retirement expense for the three and six months ended June 30, 2011 did not have a material impact to our financial position, results of operations or cash flows.
In the first six months of 2011, we contributed $14.6 million to our retirement plans and expect to make additional required contributions of approximately $15 million to our retirement plans during the remainder of the year. We may elect to make additional non-required contributions depending on investment performance and the pension plan status in the second half of 2011.

8. Stock-Based Compensation
We issue stock-based incentive awards to our eligible employees and Directors under two employee stock ownership plans (the 1993 and 2002 Employee Stock Incentive Plans) and a Director Deferred Stock Ownership Plan. No further awards may be granted under the 1993 Plan, although awards granted under this plan remain outstanding in accordance with their terms. The 2002 Employee Stock Incentive Plan permits the granting of nonqualified stock options, stock appreciation rights, performance stock, restricted stock and other stock-based awards.
Stock-based compensation for the periods ended June 30 is as follows:

	Three Months		Six Months
	2011	2010	2011	2010
Stock option expense	$6.2	$6.0	$11.8	$10.3
Restricted stock and unit awards expense	16.9	8.6	29.4	12.7

Total stock-based compensation expense	$23.1	$14.6	$41.2	$23.0

As of June 30, 2011 and December 31, 2010, we issued 2.6 million and 1.8 million common shares, respectively, upon exercise of certain stock options outstanding.
9. Equity
     Stock Repurchases
In 2007 the Board of Directors approved a stock repurchase program authorizing the purchase of up to 45.0 million shares (the “2007 Repurchase Program”). Share repurchases for the periods ended June 30 were as follows:

	Total number	Average price
	of shares	paid	Total cash
	purchased	per share[1]	utilized
Three months ended June 30, 2011	4.4	$40.10	$176.7
Six months ended June 30, 2011	7.7	$38.96	$300.3
Three and six months ended June 30, 2010	6.5	$28.76	$186.9

[1]	In June of 2011, we repurchased approximately 2.5 million shares under our 2007 Repurchase Program from the holdings of the Harold W. McGraw, Jr. Trust (the “Trust”) and the Harold W. McGraw, Jr. Family Foundation, Inc., a Connecticut non-stock corporation (the “Foundation”). The shares were purchased at a discount of 1.375% from the June 23, 2011 New York Stock Exchange closing price through a private transaction with the trustees of the Trust and the Board of Directors of the Foundation. We repurchased these shares with cash for $97.0 million. Without this discounted repurchase, the average price paid per share for the three and six months ended June 30, 2011 would have been $40.83 and $38.70, respectively. The transaction was approved by the Nomination and Corporate Governance and Financial Policy Committees of our Board of Directors and we received independent financial and legal advice for this transaction.
Our purchased shares may be used for general corporate purposes, including the issuance of shares for stock compensation plans and to offset the dilutive effect of the exercise of employee stock options. In any period, cash used in financing activities related to common stock repurchased may differ from the comparable change in equity, reflecting timing differences between the recognition of share repurchase transactions and their settlement for cash.
As of June 30, 2011, 0.7 million shares remained available under the 2007 Repurchase Program. The 2007 repurchase program has no expiration date and purchases under this program may be made from time to time on the open market and in private transactions, depending on market conditions.
On June 29, 2011, the Board of Directors approved a new stock repurchase program authorizing the purchase of up to 50.0 million shares (the “2011 Repurchase Program”), which was approximately 17% of the total shares of our outstanding common stock at that time. There were no shares repurchased under this program during the second quarter of 2011. The 2011 Repurchase Program has no expiration date and purchases under this program may be made from time to time on the open market and in private transactions, depending on market conditions.

Comprehensive Income
The following table is a reconciliation of net income to comprehensive income, including comprehensive income attributable to our noncontrolling interests (“NCI”), for the periods ended June 30:

	Three Months		Six Months
	2011	2010	2011	2010
Net income	$215.8	$194.2	$340.0	$301.2
Other comprehensive income, net of tax:
Foreign currency translation adjustment	4.9	(11.8)	33.8	(20.0)
Pension and other postretirement benefit plans	10.3	6.6	14.5	8.8
Unrealized loss on investment and forward exchange contracts	(2.4)	(0.7)	(6.1)	(0.2)

Comprehensive income	228.6	188.3	382.2	289.8
Less: comprehensive income attributable to NCI	(5.0)	(3.4)	(10.5)	(9.2)

Comprehensive income attributable to the Company	$223.6	$184.9	$371.7	$280.6

10. Earnings Per Share
Basic earnings per common share (“EPS”) is computed by dividing net income attributable to the common shareholders of the Company by the weighted-average number of common shares outstanding. Diluted EPS is computed in the same manner as basic EPS, except the number of shares is increased to include additional common shares that would have been outstanding if potential common shares with a dilutive effect had been issued. Potential common shares consist primarily of stock options, restricted stock and restricted stock units calculated using the treasury stock method. The calculation for basic and diluted EPS for the periods ended June 30 is as follows:

	Three Months		Six Months
	2011	2010	2011	2010
Net income attributable to the Company	$211.1	$191.1	$331.1	$294.4

Basic weighted-average number of common shares outstanding	303.6	311.2	304.4	312.3
Effect of stock options and other dilutive securities	5.6	2.0	5.0	2.4

Diluted weighted-average number of common shares outstanding	309.2	313.2	309.4	314.7

Basic EPS	$0.70	$0.61	$1.09	$0.94
Diluted EPS	$0.68	$0.61	$1.07	$0.94
Restricted performance shares outstanding of 1.6 million and 3.4 million as of June 30, 2011 and June 30, 2010, respectively, were not included in the computation of diluted EPS because the necessary vesting conditions had not been met.
The effect of the potential exercise of stock options is excluded from the computation of diluted EPS when the average market price of our common stock is lower than the exercise price of the related option during the period because the effect would have been antidilutive. For the three months ended June 30, 2011 and 2010, the number of stock options excluded from the computation was 10.0 million and 24.4 million, respectively, and 10.8 million and 23.8 million for the six months ended June 30, 2011 and 2010, respectively.
11. Restructuring
During the fourth quarter of 2010, we initiated a restructuring plan within our I&M segment as a result of business conditions at that time, as well as continuing process improvements. We recorded a pre-tax restructuring charge of $10.6 million, consisting primarily of employee severance costs related to a workforce reduction of approximately 230 positions. For the three and six months ended June 30, 2011, we have reduced the reserve related to the 2010 restructuring by $2.4 million and $5.3 million, respectively, primarily relating to cash payments for employee severance costs. The remaining reserve as of June 30, 2011 is $3.5 million and is included in other current liabilities in the Consolidated Balance Sheet.
As of June 30, 2011, our 2008 and 2006 restructuring initiatives still have remaining reserves relating to facilities costs of $0.7 million and $4.3 million, respectively.

12. Segment and Related Information
We have four reportable segments: Standard & Poor’s (“S&P”), McGraw-Hill Financial (“MH Financial”), McGraw-Hill Education (“MHE”) and McGraw-Hill Information & Media (“I&M”).
•	S&P is the world’s foremost provider of credit ratings providing investors with information and independent ratings benchmarks for their investment and financial decisions.

•	MH Financial is a leading global provider of digital and traditional research and analytical tools for investment advisors, wealth managers and institutional investors.

•	MHE is a leading global provider of educational materials, information and solutions serving the elementary and high school, college, professional, international and adult education markets.

•	I&M consists of business-to-business and business-to-consumer companies, each an expert in its industry, that deliver their customers access to actionable data and analytics.
The Executive Committee, consisting of our principal corporate executives, is our chief operating decision-maker and evaluates performance of our segments and allocates resources based primarily on operating income. A summary of operating results by segment for the periods ended June 30 is as follows:

	2011			2010
		Operating				Operating
Three Months	Revenue	Income		Revenue		Income
S&P	$480.3	$212.7		$405.0		$181.4
MH Financial	333.4	97.8		293.6		83.4
MHE	536.6	42.2		565.1		51.6
I&M	246.0	50.3		224.2		47.5
Intersegment elimination	(15.5)[1]	—		(13.8	) [1]	—

Total operating segments	1,580.8	403.0		1,474.1		363.9

General corporate expense	—	(44.2)		—		(37.6)

Total Company	$1,580.8	$358.8	[2]	$1,474.1		$326.3	[2]

	2011			2010
			Operating			Operating
Six Months	Revenue		Income (Loss)	Revenue		Income (Loss)
S&P	$923.2		$403.1	$806.3		$370.2
MH Financial	657.4		194.1	572.5		154.6
MHE	839.3		(33.3)	882.2		(10.2)
I&M	473.5		87.7	430.4		75.3
Intersegment elimination	(30.7	) [1]	—	(27.0	) [1]	—

Total operating segments	2,862.7		651.6	2,664.4		589.9

General corporate expense	—		(78.4)	—		(73.4)

Total Company	$2,862.7		$573.2 [2]	$2,664.4		$516.5 [2]

[1]	Revenue for S&P and expenses for MH Financial include an intersegment royalty charged to MH Financial for the rights to use and distribute content and data developed by S&P

[2]	Income before taxes on income and interest expense, net

See Note 2 — Acquisitions and Dispositions, and Note 11 — Restructuring for actions that impacted the segment operating results.
13. Commitments and Contingencies
Rental Expense and Lease Obligations
As of June 30, 2011, the remaining deferred gain related to our sale-leaseback transaction with Rock-McGraw, Inc. was $142.0 million as $2.9 million and $5.8 million was amortized during the three and six months ended June 30, 2011, respectively. Interest expense associated with this operating lease for the three and six months ended June 30, 2011 was $1.7 million and $3.3 million, respectively.

     Legal Matters
The following amends the disclosure in Note 13 — Commitments and Contingencies to the Consolidated Financial Statements of our Annual Report.
•	In connection with the Parmalat matter, on June 29, 2011, the Court issued its final decision dismissing in its entirety Parmalat’s main damages claim which was based on the value of the bonds issued. The Court ordered S&P to pay Parmalat the sum of approximately euros 784,000 ($1.1 million), representing the amount of ratings fees paid to S&P by Parmalat, plus interest from the date of service of the Writ of Summons. The Court also ordered S&P to reimburse Parmalat for euros 47,390 (less than $0.1 million) in trial costs. The deadline for any party to file an appeal is the earlier of one year and 45 days from the date the judgment was issued or 30 days after any party serves a copy of the judgment on another party.

•	In connection with the Reed matter, on May 31, 2011 the Court granted Reed’s motion to file a Second Amended Complaint that, among other things, adds a false advertising claim under the Lanham Act, including a demand for treble damages and attorneys’ fees. The Second Amended Complaint also contains allegations purporting to further support Reed’s existing tort and antitrust claims. On June 3, 2011, the Court granted the Company’s motion to file a counterclaim against Reed alleging, among other things, that Reed misappropriated the Company’s trade secrets and engaged in unfair competition as a result of Reed’s recruitment of former employees of the Company and use of information about the Company’s customers obtained from the former employees to solicit those customers.

•	The Company and Standard & Poor’s Ratings Services, together with other credit rating agencies, have been named in numerous lawsuits in U.S. State and Federal Courts, as well as in foreign jurisdictions, relating to the ratings activity of Standard & Poor’s Ratings Services brought by alleged purchasers and issuers of rated securities, many of which include novel claims that Standard & Poor’s Ratings Services is an “underwriter” or “seller” of such securities under the Securities Act of 1933. The Company and Standard & Poor’s Ratings Services have also received numerous subpoenas and other government inquiries concerning the rating activity of Standard & Poor’s Ratings Services in these areas and continue to respond to all such requests. Additional actions, investigations or proceedings may be initiated from time to time in the future.
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
14. Recently Issued or Adopted Accounting Standards
Recently Issued
In May 2011, the FASB issued new guidance for fair value measurements intended to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards. The amended guidance provides a consistent definition of fair value to ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. The amended guidance changes certain fair value measurement principles and enhances the disclosure requirements, particularly for Level 3 fair value measurements. The amended guidance will be effective for us beginning January 1, 2012. We do not anticipate that these changes will have a significant impact on our financial position, results of operations or cash flows.
In June 2011, the FASB issued guidance that modified how comprehensive income is presented in an entity’s financial statements. The guidance issued requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements and eliminates the option to present the components of other comprehensive income as part of the statement of equity. The revised financial statement presentation for comprehensive income will be effective for us beginning January 1, 2012, with early adoption permitted.
Recently Adopted
In December 2010, the Financial Accounting Standards Board (“FASB”) revised its guidance for disclosure requirements of supplementary pro forma information for business combinations. The objective of the revised guidance is to address diversity in practice regarding proforma disclosures for revenue and earnings of an acquired entity and specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments, which went into effect on January 1, 2011, will be adhered to any future material business combinations.
On January 1, 2011, we adopted guidance issued by the FASB on revenue recognition. Under the new guidance, when vendor specific objective evidence or third party evidence of the selling price for a deliverable in a multiple element arrangement cannot be determined, a best estimate of the selling price is required to allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing of when revenue is recognized. Adoption of the new guidance did not have a material impact to our financial position, results of operations or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)
(Dollars in millions, except per share amounts or as noted)
The following Management Discussion and Analysis (“MD&A”) provides a narrative of the results of operations and financial condition of The McGraw-Hill Companies, Inc. (together with its consolidated subsidiaries, the “Company,” “we,” “us” or “our”) for the three and six months ended June 30, 2011. The MD&A should be read in conjunction with the Consolidated Financial Statements, accompanying notes and MD&A included in our Annual Report on Form 10-K for the year ended December 31, 2010 (our “Annual Report”). The MD&A includes the following sections:
•	Overview

•	Results of Operations — Comparing Three and Six Months Ended June 30, 2011 and 2010

•	Liquidity and Capital Resources

•	Reconciliation of Non-GAAP Financial Information

•	Critical Accounting Estimates

•	Recently Issued or Adopted Accounting Standards

•	Forward-Looking Statements
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
•	S&P is the world’s foremost provider of credit ratings providing investors with information and independent ratings benchmarks for their investment and financial decisions.

•	MH Financial is a leading global provider of digital and traditional research and analytical tools for investment advisors, wealth managers and institutional investors.

•	MHE is a leading global provider of educational materials, information and solutions serving the elementary and high school, college, professional, international and adult education markets.

•	I&M consists of business-to-business and business-to-consumer companies, each an expert in its industry, that deliver their customers access to actionable data and analytics.
As the customers of our businesses vary, we manage and assess the performance of our operations based on the performance of our business segments and use operating income as a key measure. Based on this approach and the nature of our operations, the discussion of results generally focuses around our four business segments and their related operating groups versus distinguishing between products and services.
Key results for the periods ended June 30 are as follows:

	Three Months			Six Months
	2011	2010	%Change[2]	2011	2010	%Change[2]
Revenue	$1,580.8	$1,474.1	7.2%	$2,862.7	$2,664.4	7.4%
Operating income [1]	$358.8	$326.3	10.0%	$573.2	$516.5	11.0%
Operating margin %	22.7%	22.1%		20.0%	19.4%
Diluted earnings per share	$0.68	$0.61	11.9%	$1.07	$0.94	14.4%

[1]	Income before taxes on income and interest expense, net
[2]	Percentages are calculated off of the whole number, not the disclosed rounded number in the table
Revenue and operating income increased in our S&P, MH Financial and I&M segments, while results weakened in our MHE segment as compared to the second quarter and first half of 2010.
•	S&P revenue and operating income for the second quarter increased 18.6% and 17.3%, respectively and for the first six months increased 14.5% and 8.9%, respectively. These increases were primarily driven by increases in our transaction revenue as a result of significant global high-yield corporate bond issuance and increased U.S. bank loan ratings, partially offset by declines in U.S. municipal bond issuance. Also impacting income were higher expenses primarily from compliance and regulatory costs and personnel costs. In addition, foreign exchange rates negatively impacted income for the six months.

•	MH Financial revenue and operating income for the second quarter increased 13.5% and 17.3%, respectively and for the first six months increased 14.8% and 25.6%, respectively. These increases were primarily driven by Integrated Desktop Solutions driven by growth at Capital IQ, our subscription base for the Global Credit Portal, which includes RatingsDirect, and revenue from TheMarkets.com acquired in September 2010; Benchmarks due to growth in our exchange-traded fund products; and increases at Enterprise Solutions driven by growth at Global Data Solutions, which includes RatingsXpress. Also impacting income were higher expenses primarily from personnel costs and additional costs to further develop infrastructure.

•	I&M revenue and operating income for the second quarter increased 9.7% and 5.9%, respectively and for the first six months increased 10.0% and 16.4%, respectively. These increases were primarily driven by strong demand for Platts’ proprietary content and growth in our syndicated studies and consulting services in the automotive and non-automotive sectors, partially offset by decreases in our construction businesses. Additional costs from our acquisition of Bentek Energy LLC in the first quarter of 2011 partially offset the growth in the segment. Also impacting operating income were a number of nonrecurring items as discussed in more detail in the segment review discussion within “Results of Operations”.

•	MHE revenue and operating income for the second quarter decreased 5.0% and 18.3%, respectively and for the first six months revenue decreased 4.9% and operating loss deteriorated. These results were primarily due to decreases in the adoption states at School Education Group and increased costs mainly in Higher Education, primarily due to technology requirements and the continuing investment in digital product development.
Foreign exchange rates had a favorable impact of $24.3 million on revenue and an immaterial impact on operating income for the second quarter, and a favorable impact of $29.6 million on revenue and an unfavorable impact of $9.1 million on operating income for the first six months. This impact refers to constant currency comparisons and the remeasurement of monetary assets and liabilities. Constant currency impacts are estimated by re-calculating current year results of foreign operations using the average exchange rate from the prior year. Remeasurement impacts are based on the variance between current-year and prior-year foreign exchange rate fluctuations on assets and liabilities denominated in currencies other than the individual businesses functional currency.
On June 14, 2011, we announced that we have retained Morgan Stanley & Co. LLC to pursue the divestiture of our Broadcasting Group within our I&M segment. The planned divestiture is part of our continuing portfolio review that we are undertaking across the Company to reevaluate our strategic core. Because we are in the preliminary stages of evaluating the feasibility of the potential divestiture, we are unable to accurately assess the timing, consummation, terms and consideration that may be received from the potential divestiture, and therefore have not recorded amounts related to our Broadcasting Group within assets held for sale on our Consolidated Balance Sheet as of June 30, 2011.
In the second half of 2011, we plan to continue our focus on the following strategies to increase our growth and relevance and to maintain our position as a leading “Knowledge Economy” company:
•	Leveraging existing capabilities to grow organically, particularly through developing a broad range of digital products and services

•	Growing globally by leveraging our position in developed markets and by pursuing opportunities in key developing countries

•	Continuing to consider selective acquisitions that complement our existing business capabilities

•	Expanding and refining the use of technology in all segments to improve performance, market penetration and productivity

•	Continuing to contain costs
Further projections and discussion on our consolidated expense outlook and 2011 outlook for our segments can be found within “Results of Operations”.

RESULTS OF OPERATIONS — COMPARING THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
Consolidated Review

	Three Months			Six Months
	2011	2010	%Change[1]	2011	2010	%Change[1]
Revenue
Product	$523.1	$545.0	(4.0%)	$820.8	$855.8	(4.1%)
Service	1,057.7	929.1	13.9%	2,041.9	1,808.6	12.9%
Operating-related expenses
Product	238.9	259.1	(7.8%)	411.4	432.0	(4.8%)
Service	368.0	301.8	21.9%	711.9	605.1	17.7%
Selling and general expenses	586.9	547.7	7.1%	1,096.3	1,035.7	5.9%
Total expenses	1,235.2	1,147.8	7.6%	2,302.7	2,147.9	7.2%
Interest expense, net	19.5	20.9	(6.1%)	38.6	42.9	(9.7%)
Net income attributable to the Company	211.1	191.1	10.5%	331.1	294.4	12.5%

[1]	Percentages are calculated off of the whole number, not the disclosed rounded number in the table
Product revenue and expenses consist of educational and information products, primarily books, magazine circulations and syndicated study programs in our MHE and I&M segments. Service revenue and expenses consist of our S&P and MH Financial segments, service assessment contracts in our MHE segment and information-related services and advertising in our I&M segment.
Revenue
Three Months
Product revenue decreased primarily due to decreases at MHE for adoption state sales, partially offset by syndicated studies at I&M and increases at International within MHE, primarily driven by the favorable impact of foreign exchange rates. Service revenue increased primarily due to increases in our corporate industrial ratings, growth in our global commodities products, revenue from TheMarkets.com acquired in September 2010, growth at Capital IQ, higher sales of our exchange-traded fund products and non-transaction revenue growth at CRISIL. This was partially offset by a decline in our construction business, public finance and custom testing revenue at MHE.
Six Months
Product revenue decreased primarily due to decreases at MHE for adoption state sales, decreases at International from lower sales in Asia, the Middle East and Africa and decreases in book sales at Professional. Service revenue increased primarily due to similar factors noted above for the three months.
Expenses
Three Months
Product operating expenses decreased compared to the second quarter of 2010 due to a reduction in plant amortization and lower direct expenses associated with the decrease in the adoption states sales at MHE. This was partially offset by increased costs at MHE as a result of technology requirements and the continuing investment in digital product development, primarily in Higher Education. Service operating expenses increased primarily as a result of increased personnel costs. Selling and general expenses increased primarily due to higher costs associated with increased sales, higher stock-based compensation as compared to the second quarter of 2010 and a write-off of deferred costs recorded in prior periods at our I&M segment.
Net interest expense decreased primarily due to higher international interest income from our investments in the second quarter of 2011 compared to the second quarter of 2010.
Six Months
Product operating expenses decreased compared to the first six months of 2010 due to similar factors as noted above for the three months. In addition, product operating expenses were impacted by lower manufacturing costs and lower costs related to inventory at MHE. Service operating expenses increased primarily as a result of increased personnel costs. In addition to the factors noted above for the three months, selling and general expenses increased as a result of incremental compliance and regulatory costs as compared to the first six months of 2010. Foreign exchange rates also negatively impacted expenses for the six months.
Net interest expense decreased primarily due to reduced interest expense related to uncertain tax positions and a refund on interest relating to a tax overpayment, as well as higher international interest income from our investments in the first six months of 2011 compared to the first six months of 2010.

Selective Outlook for 2011
We expect prepublication investment for the year to return to more normalized levels as we make investments in 2011 that we shifted from 2010 and expect to spend below $200 million versus $150.8 million in 2010. In addition, amortization of prepublication costs is projected to decline in 2011, which reflects the lower level of investment we made in 2010.
We are projecting capital expenditures for the year of approximately $150 million largely due to increased digital and technology spending.
We expect free cash flow for the year in excess of $700 million. Free cash flow is a non-GAAP financial measure and reflects our cash flow provided by operating activities less capital expenditures, investment in prepublication costs and dividends. Further detail can be found within “Reconciliation of Non-GAAP Financial Information”.
Interest expense is expected to be relatively flat versus 2010.
Our effective tax rate was 36.4% for the three months and six months ended June 30, 2011 and 2010 and is not expected to vary significantly throughout the remainder of the year absent the potential impact of numerous factors including intervening audit settlements, changes in federal, state or foreign law and changes in the geographical mix of our income.
Segment Review
Standard & Poor’s
Credit ratings are one of several tools that investors can use when making decisions about purchasing bonds and other fixed income investments. They are opinions about credit risk and our ratings express our opinion about the ability and willingness of an issuer, such as a corporation or state or city government, to meet its financial obligations in full and on time. Our credit ratings can also speak to the credit quality of an individual debt issue, such as a corporate or municipal bond, and the relative likelihood that the issue may default.
S&P differentiates its revenue between transactional and non-transactional. Transaction revenue primarily includes fees associated with:
•	ratings related to new issuance of corporate and government debt instruments; and structured finance debt instruments;

•	bank loans; and

•	corporate credit estimates, which are intended, based on an abbreviated analysis, to provide an indication of our opinion regarding creditworthiness of a company which does not currently have an S&P credit rating.
Non-transaction revenue primarily includes fees for surveillance of a credit rating, annual fees for customer relationship-based pricing programs and fees for entity credit ratings.

	Three Months			Six Months
	2011	2010	%Change	2011	2010	%Change
Revenue:
Transaction	$195.7	$148.9	31.4%	$372.0	$299.3	24.3%
Non-transaction	284.6	256.1	11.1%	551.2	507.0	8.7%

Total revenue	$480.3	$405.0	18.6%	$923.2	$806.3	14.5%

% of total revenue:
Transaction	40.7%	36.8%		40.3%	37.1%
Non-transaction	59.3%	63.2%		59.7%	62.9%
Revenue:
Domestic	$246.4	$224.9	9.6%	$485.1	$437.5	10.9%
International	233.9	180.1	29.9%	438.1	368.8	18.8%

Total revenue	$480.3	$405.0	18.6%	$923.2	$806.3	14.5%

Operating income	$212.7	$181.4	17.3%	$403.1	$370.2	8.9%
Operating margin %	44.3%	44.8%		43.7%	45.9%
Foreign exchange rates had a favorable impact of $14.8 million on revenue and a favorable impact of $2.1 million on operating income for the quarter, and a favorable impact of $16.7 million on revenue and an unfavorable impact of $4.0 million on operating income for the first six months.

Revenue
Three Months
 Both transaction and non-transaction revenue grew compared to the second quarter of 2010. Non-transaction revenue includes an intersegment royalty charged to MH Financial for the rights to use and distribute content and data developed by S&P. Royalty revenue for the three months ended June 30, 2011 and 2010 was $15.5 million and $13.8 million, respectively.
The increase in transaction revenue compared to the second quarter of 2010 was driven by significant global high-yield corporate bond issuance and increased U.S. bank loan ratings, partially offset by declines in public finance. A majority of the high-yield corporate bond issuance continued to relate to refinancing activity as borrowers took advantage of low rates replacing existing bonds with less expensive debt. In addition, increases in high-yield issuance this quarter were also attributable to more companies issuing debt to fund acquisitions. U.S. municipal bond issuance again dropped significantly in the second quarter of 2011 compared to the same period last year, which was driven by the federal Build America Bond program that concluded at the end of 2010. However, second quarter U.S. municipal bond activity was up over 50% from issuance in the first quarter of 2011.
Revenue derived from non-transaction related sources increased compared to the second quarter of 2010, primarily as a result of growth in non-issuance related revenue at corporate ratings, primarily for entity credit ratings and fees from our ratings evaluation services; and CRISIL, our majority owned Indian credit rating agency, primarily for outsourcing services. This was partially offset by declines in structured finance related to lower annual fees that were adversely impacted by increased deal maturities and defaults, primarily on collateralized debt obligation deals. Annual fees include surveillance fees and other customer relationship-based fees. Non-transaction revenue represented a smaller percentage of total S&P revenue compared to the comparable prior-year period as transaction revenue continues to grow at a faster pace.
Six Months
 Both transaction and non-transaction revenue grew compared to the first half of 2010 due to the factors noted above for the quarter. Royalty revenue for the six months ended June 30, 2011 and 2010 was $30.7 million and $27.0 million, respectively.
Operating Income
Operating income increased compared to the second quarter and first six months of 2010 due to growth in transaction and non-transaction revenue as noted above. Revenue growth in the second quarter was partially offset by increased expenses resulting from incremental compliance and regulatory costs and higher personnel costs. Revenue growth in the first six months was partially offset by increased expenses resulting from foreign exchange rates, incremental compliance and regulatory costs, and increased personnel costs.
Compliance and regulatory costs will impact prior-period comparisons to a greater extent in the first half of 2011 as the 2010 total costs for these items were more heavily weighted in the second half of 2010.
Issuance Volumes
We monitor issuance volumes as an indicator of trends in transaction revenue streams within S&P. The following tables depict changes in issuance levels as compared to the prior year, based on Thomson Financial, Harrison Scott Publications and S&P’s internal estimates.

	Second Quarter		Year-to-Date
	Compared to Prior Year		Compared to Prior Year
Corporate Issuance	U.S.	Europe	U.S.	Europe
High-Yield Issuance	74.9%	35.1%	38.6%	60.1%
Investment Grade	48.8%	32.7%	23.7%	10.6%
Total New Issue Dollars — Corporate Issuance	56.9%	32.9%	28.2%	13.8%
•	Corporate issuance in the U.S. increased as a result of the continued strength of corporate high-yield debt issuance. Corporations are taking advantage of low interest rates as refinancing activity continues to increase. Issuance to fund acquisition activity has also increased. Bank loan activity volume also continues to grow as maturities were being extended.
•	Europe corporate issuance is up attributed to strong high-yield and investment grade issuance as funding conditions are attractive for companies despite episodes of volatility in the market and sovereign concerns throughout Europe.

	Second Quarter		Year-to-Date
	Compared to Prior Year		Compared to Prior Year
Structured Finance	U.S.	Europe	U.S.	Europe
Residential Mortgage-Backed Securities (“RMBS”)	(30.6%)	118.5%	(47.5%)	220.5%
Commercial Mortgage-Backed Securities (“CMBS”)	151.5%	64.0%	266.2%	64.8%
Collaterized Debt Obligations (“CDO”)	153.2%	201.1%	87.2%	(48.5%)
Asset-Backed Securities (“ABS”)	44.6%	299.9%	(0.8%)	269.6%
Covered Bonds	*	(1.8%)	*	18.0%
Total New Issue Dollars — Structured Finance	39.9%	22.2%	10.0%	41.9%

*	Covered bonds for the U.S. have no activity in 2011 and low issuance levels in 2010
•	RMBS volume for the quarter and year-to-date is down in the U.S. due to lower re-REMIC activity (which is the repackaging of existing mortgage-backed securities), continued home pricing pressures and lower levels of mortgage originations, while volume in Europe was up substantially from the prior year, with stronger issuance in the United Kingdom and the Netherlands.
•	CMBS issuance is up in the U.S. and Europe as volumes continue to grow from a very low prior-year base and investors have become more comfortable with the fundamentals of the underlying commercial property markets.
•	Issuance in the CDO asset class has primarily been attributed to nontraditional securitizations of structured credit. Nontraditional assets that are pooled to create a structured finance instrument could include assets such as railcar and container leases, or timeshare loans. U.S. issuance saw significant growth over very low volumes during the second quarter and first half of 2010 and CDO issuance in Europe was also up for the quarter off a very low prior-year quarter volume. CDO issuance in Europe is down year-to-date as first quarter decreases resulting from banks being risk adverse in regards to originating new transactions in this asset class offset second quarter gains.
•	ABS issuance in the U.S. is up in the quarter primarily due to strong auto loan activity, partially offset by credit card volumes. Year-to-date ABS issuance is relatively flat as strong activity in the second quarter was more than offset by reductions in student loan volumes and credit card volumes in the first quarter of 2011. European ABS growth was primarily the result of strength in auto, consumer loans and credit cards.
•	Covered bond issuance (which are debt securities backed by cash flows from mortgages or public sector loans) in Europe is down slightly for the quarter, but still up year-to-date as issuance in the second quarter slowed from the very robust pace of the first quarter. Legislation continues to facilitate issuance and investors still view covered bonds as one of the least risky sectors of the structured finance market because the debt and underlying asset pool remain on the issuer’s financials ensuring that the pool consistently backs the covered bond.
Industry Highlights and Outlook
Activity in the first half of 2011 continues to be driven by corporate refinancing of existing and maturing debt as companies are exhibiting prudent capital management and are taking advantage of low underlying interest rates and increased investor demand for new issues. We expect further high-yield new issuance throughout the second half of 2011 given the strong liquidity in the U.S. capital markets. Europe non-financial issuance should also remain healthy in the second half of 2011 as the shift in corporate financing from bank loans to bonds continues provided sovereign debt concerns in Europe subside. In addition, merger and acquisition activity is recovering somewhat and becoming a larger share of the overall mix of issuance in 2011. Assuming economic indicators improve, companies should become more willing to spend to grow their business.
Overall funding rates remain at historically attractive levels as a result of historically low corporate credit spreads during the first half of 2011. The Federal Reserve has continued to keep interest rates exceptionally low for an extended period, which should keep the current liquidity conditions intact in the U.S. corporate credit market.
In 2011, economic growth in the U.S. is expected to continue to support stabilization of credit quality. In addition, investors are seeking higher yield investments, which provides for continued attractive financing conditions for high-yield issuers.
Structured finance non-transaction revenues are expected to continue to decline in the second half of 2011 as surveillance fees have been adversely impacted by the reduction in CDO deals outstanding through maturities and defaults. The outlook for the CDO market is dependent upon banks’ willingness to initiate new loans and investors’ risk appetite to invest in new CDO structures.
The recovery of the RMBS and CMBS markets are ultimately dependent upon the recovery of both residential and commercial real estate markets. Increasing CMBS volumes will be somewhat dependent on the refinancing of commercial loans. The U.S. RMBS market remains under pressure given continued uncertainty over home pricing and unemployment. However, European RMBS volumes should remain strong for the remainder of the year driven by the continued growth of the market as investor confidence returns, coupled with substantial refinancing needs on the part of European banks.

We anticipate continued stabilization in the ABS market, which will lead to modest growth heading into the second half of 2011, driven in large part by auto and student loan issuance. The market will continue to adjust to new and proposed rules and regulations from the FDIC, Financial Accounting Standards Board and Securities and Exchange Commission, which may increase the cost to issuers of creating these types of structured finance instruments going forward.
Legal and Regulatory Environment
The following amends the disclosure related to S&P in the “Results of Operations” section of our MD&A in our Annual Report.
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
Effective June 1, 2011, S&P and its analysts involved in issuing credit ratings in Hong Kong became licensed to provide credit ratings in Hong Kong under new regulations.
McGraw-Hill Financial
MH Financial differentiates its revenue between subscription and non-subscription. Subscription revenue primarily includes:
•	products in our Integrated Desktop Solutions group, such as the Capital IQ platform — a product suite that provides data and analytics for global financial professionals, Global Credit Portal — a web-based solution that provides real-time credit research, market information and risk analytics, and TheMarkets.com — a real-time research offering featuring content from the world’s leading brokers and independent research providers;

•	products in our Enterprise Solutions group, such as Global Data Solutions, which combines high-quality, multi-asset class and market data to help investors meet the new analytical, risk management, regulatory and front- to back-office operations requirements;

•	investment research products in our Research & Analytics group;

•	and other data subscriptions.
Non-subscription revenue is generated primarily from products in our Benchmarks group, specifically through fees based on assets underlying exchange-traded funds (“ETFs”); as well as certain advisory, pricing and analytical services in our Integrated Desktop Solutions group.

	Three Months			Six Months
	2011	2010	%Change	2011	2010	%Change
Revenue:
Subscription	$245.7	$213.1	15.3%	$485.9	$419.7	15.8%
Non-subscription	87.7	80.5	8.9%	171.5	152.8	12.3%

Total revenue	$333.4	$293.6	13.5%	$657.4	$572.5	14.8%

Revenue:
Domestic	$230.8	$207.3	11.3%	$461.7	$405.0	14.0%
International	102.6	86.3	18.8%	195.7	167.5	16.8%

Total revenue	$333.4	$293.6	13.5%	$657.4	$572.5	14.8%

Operating income	$97.8	$83.4	17.3%	$194.1	$154.6	25.6%
Operating margin %	29.3%	28.4%		29.5%	27.0%
Foreign exchange rates had a favorable impact on revenue of $2.6 million and an immaterial impact on operating income for the quarter, and a favorable impact on revenue of $3.4 million and an immaterial impact on operating income for the first six months.
Revenue
Three Months
Subscription and non-subscription revenue grew compared to the second quarter of 2010. Subscription revenue increased compared to the second quarter of 2010, primarily due to growth at Integrated Desktop Solutions. This was driven by platform enhancements resulting in market share gains and increased contract values for existing accounts at Capital IQ; growth in the subscription base, both in new clients and in further expanding the existing customer base for the Global Credit Portal, which includes RatingsDirect; and the acquisition of TheMarkets.com in September 2010. Enterprise Solutions also contributed to the increase driven primarily by growth in the subscription base for Global Data Solutions, which includes RatingsXpress, from new client relationships and expanded relationships into existing accounts.
Capital IQ continues to have significant client growth as the number of clients as of June 30, 2011 increased 16.5% from the prior year. Traditionally, subscription revenue has been primarily domestic, however, due to the continued enhancements of the Capital IQ international database, strong sales for the Global Credit Portal and RatingsXpress, particularly in Europe, double-digit international growth occurred in the second quarter of 2011.
Non-subscription revenue increased primarily at Benchmarks due to higher levels of assets under management for ETF products linked to our indices, in addition to 16 new ETFs launched during the second quarter of 2011. Assets under management for ETFs rose 41.1% to $325.3 billion in 2011 from $230.6 billion in the second quarter of 2010 due to the recovery in global markets as well as an inflow of money from new investors into the funds. Also contributing to the increase in subscription revenue were higher data and custom index sales in the quarter.
Six Months
Both subscription and non-subscription revenue grew compared to the first half of 2010, due to the factors noted above for the quarter.
Operating Income
Operating income increased compared to the second quarter and first six months of 2010, primarily due to growth in ETF products, increases in the subscription base for the Global Credit Portal and Global Data Solutions. In addition, growth at Capital IQ and the acquisition of TheMarkets.com contributed to the increase for the first six months. These increases were partially offset by higher personnel costs and staff increases internationally, mainly in India, and additional costs to further develop our infrastructure.
Industry Highlights and Outlook
The segment is focused on integrating and evolving its assets and capabilities into one scaled business that offers unique, high-value offerings across all asset classes. As a result of this integration, demand is expected to continue to increase for our Capital IQ and data and information offerings throughout the second half of 2011. Also, products in our Benchmarks group should continue to benefit as ETF assets grow globally. This group also should see opportunities in volatility products as demand increases in the U.S. as well as internationally, primarily in the Middle East and Asia. Further, cross-selling opportunities will present themselves as Benchmarks has launched a product that has capabilities to integrate with our Capital IQ platform. However, demand for investment research products is expected to continue to decline as a result of cancelations caused by the competitive market conditions.
Legal and Regulatory Environment
The following amends the disclosure related to MH Financial in the “Results of Operations” section of our MD&A in our Annual Report.
In connection with the European Commission, Directorate-General for Competition’s (“EC”) investigation of Standard & Poor’s CUSIP Service Bureau (an S&P brand that is part of MH Financial) for unfair pricing of International Securities Identification Numbers (“ISINs”), the Company has proposed a set of commitments to the EC in order to resolve the investigation. The EC has recently completed its public market testing of such commitments. The Company and the EC are engaged in discussions following the conclusion of such market testing.
We believe, based on our current knowledge, the outcome of this investigation should not have a material, adverse effect to the Company’s financial position, results of operations or cash flows.
McGraw-Hill Education
MHE consists of two operating groups: the School Education Group (“SEG”), serving the elementary and high school (“el-hi”) markets, and the Higher Education, Professional and International Group (“HPI”), serving the college and university, professional, international and adult education markets.

	Three Months			Six Months
	2011	2010	%Change	2011	2010	%Change
Revenue:
SEG	$292.2	$324.9	(10.1%)	$398.4	$436.5	(8.7%)
HPI	244.4	240.2	1.8%	440.9	445.7	(1.1%)

Total revenue	$536.6	$565.1	(5.0%)	$839.3	$882.2	(4.9%)

Operating income (loss)	$42.2	$51.6	(18.3%)	$(33.3)	$(10.2)	N/M
Operating margin %	7.9%	9.1%		(4.0%)	(1.2%)
Revenue and operating results for our MHE segment reflect the seasonal nature of our educational publishing businesses, with the first quarter being the least significant and the third quarter being the most significant.
Foreign exchange rates had a favorable impact of $5.8 million on revenue and an immaterial impact on operating income for the quarter, and a favorable impact of $7.7 million on revenue and an unfavorable impact of $2.7 million on operating loss for the first six months.
Revenue
Three Months
Revenue at SEG decreased compared to the prior year, primarily due to declines in the adoption states. This sales decrease compared to the prior-year quarter was primarily driven by Texas, partially offset by California. The Texas decline occurred as a result of large reading/literature orders received last year that did not repeat in the quarter, as well as state budget issues that were not resolved until late in June, delaying most district orders until the third quarter of this year. California sales largely reflected new adoptions for reading.
•	Sales in the open territory decreased slightly from the comparable prior-year quarter due to lower sales in New York as orders were received in the second quarter of 2010, but in this year are expected to be received in the third quarter. Alaska and Minnesota also contributed to the decline as orders from these states in the second quarter of 2010 did not repeat this quarter. Partially offsetting these declines were higher sales in Maryland for elementary reading products.

•	Custom testing revenue declined slightly primarily due to a reduction in the scope of work for a contract in New York and shelf revenue declined slightly as a result of lower sales of TerraNova products.
Higher Education increased slightly in comparison to the prior-year quarter as digital revenue increased substantially, driven by the continued success of the Homework Management product line, primarily Connect, although eBooks also contributed to the growth in digital revenue during the period.
·
•	Key titles contributing to the performance in the quarter included Ober, Gregg College Keyboarding, 11/e; McConnell, Economics, 19/e; Sanderson, Computers in the Medical Office, 7/e; Thompson, BSG & Globus, 2/e; and Saladin, Anatomy and Physiology: Unity of Form and Function, 6/e.
Professional increased slightly over the comparable prior-year quarter as double-digit growth in digital revenue, primarily from digital subscription products, was partially offset by a decline in book sales that was driven principally by conditions in the retail market.
•	During the quarter a new subscription product was release, AccessPediatrics, which is part of the AccessMedicine product suite. Also launched in the quarter was the McGraw-Hill eBook Library, which is sold globally and offers customers unlimited concurrent access to more than 1,000 e-book titles from leading authors in a variety of fields.
International was up slightly from the comparable prior-year quarter, driven by the favorable impact of foreign exchange rates. Higher sales in several areas, including India, Africa and Canada, were partially offset by lower sales in Asia.
Six Months
Revenue at SEG decreased compared to the prior year, primarily due to declines in the adoption states as noted above for the quarter, as well as declines in open territory sales and custom testing revenue. In addition to the decreases noted above for the quarter, sales in the open territory decreased from the comparable prior-year period due to lower sales in Illinois as orders received from this state in the first half of 2010 did not repeat in the first six months of 2011. Custom testing revenue also declined primarily due to a challenging comparison with the first half of 2010, when results benefited from the timing of revenue in Missouri as well as a higher level of program activity in Georgia than occurred in the first six months of 2011.
Higher Education increased slightly in comparison to the prior year as bookstores ordered fewer units in order to compensate for a leveling off in second-semester enrollments.
Professional decreased over the comparable prior year due to a decline in book sales that was driven principally by conditions in the retail market, partially offset by growth in digital revenue, primarily from digital subscription products.

International decreased from the comparable prior year as a result of lower sales in Asia, the Middle East and Africa, where regional conditions affected some markets, particularly in the first quarter, partially offset by the positive factors noted above for the second quarter.
Operating Income (Loss)
In the second quarter and first half of 2011 operating results for MHE decreased, primarily due to declines in revenue as noted above as well as increased costs mainly in Higher Education and primarily due to technology requirements and the continuing investment in digital product development. This decrease was partially offset by a reduction in plant amortization and lower direct expenses associated with the decrease in the adoption states.
Industry Highlights and Outlook
According to statistics compiled by the Association of American Publishers, total net sales of elementary and secondary instructional materials decreased by 5.6% through May 2011. Net sales for the industry in the adoption states decreased by 7.5% compared to the prior-year period, while net sales in the open territory states decreased by 4.0% compared to the prior-year period.
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
McGraw-Hill Information & Media
I&M is organized into two operating groups: the Business-to-Business Group, including such brands as Platts, J.D. Power and Associates (“JDPA”), McGraw-Hill Construction and Aviation Week; and the Broadcasting Group, which operates nine television stations — four ABC affiliated stations and five Azteca America affiliated stations.

	Three Months			Six Months
	2011	2010	%Change	2011	2010	%Change
Revenue:
Business-to-Business	$222.2	$198.9	11.7%	$429.1	$386.4	11.1%
Broadcasting	23.8	25.3	(6.0%)	44.4	44.0	1.0%
Total revenue	$246.0	$224.2	9.7%	$473.5	$430.4	10.0%
Operating income	$50.3	$47.5	5.9%	$87.7	$75.3	16.4%
Operating margin %	20.5%	21.2%		18.5%	17.5%
Foreign exchange rates had an immaterial impact on revenue and an unfavorable impact of $0.9 million on operating income for the quarter, and an immaterial impact on revenue and an unfavorable impact of $2.0 million on operating income for the first six months.
Revenue
Three Months
In the second quarter of 2011, revenue at Business-to-Business increased primarily by strong demand for Platts’ proprietary content and by growth in syndicated studies and consulting services across our automotive and non-automotive sectors. Our global commodities products, primarily related to petroleum and natural gas, have shown strong growth as continued volatility in crude oil and other commodity prices drove the need for market information. The spread between the highest and lowest price for crude oil futures during the second quarter was approximately 24% greater than the spread in the prior-year quarter. In addition, prices moved between a wider spread in the quarter as compared to the prior-year quarter. Growth in international revenue across the commodities products was strong across all regions, particularly in Latin America and Asia.
International growth for our automotive revenue was strong in the quarter across all regions, particularly in Asia. Also contributing to our revenue growth in the second quarter was the final transitioning during 2010 of certain automotive syndicated studies to an online service platform. This resulted in revenue that was deferred last year to be recognized this year and this will continue to favorably impact revenue comparisons during 2011.
Partially offsetting these increases at Business-to-Business were decreases in our construction business as market declines have continued to slow new business growth.
In the second quarter of 2011, revenue decreased at Broadcasting primarily due to decreases in political advertising, partially offset by retransmission revenue.
Six Months
In the first half of 2011, Business-to-Business revenue increase was driven primarily by the factors noted above for the quarter.

In the first half of 2011, Broadcasting revenue increased slightly as increases in base advertising, primarily due to growth in the automotive and service categories, and retransmission revenue offset the declines in political advertising in the second quarter.
Operating Income
The key drivers for operating income growth in the segment for the second quarter and first half of 2011 were the revenue growth mentioned above along with lower compensation costs as a result of 2010 restructuring actions. Additional costs from our acquisition of Bentek Energy LLC in the first quarter of 2011 partially offset the growth in the segment. Also impacting operating income were a number of nonrecurring items consisting of a write-off of deferred costs recorded in prior periods, offset by a gain on the sale of our interest in LinkedIn Corporation as discussed in more detail in Note 2 — Acquisition and Dispositions to our unaudited Consolidated Financial Statements, and insurance recoveries on costs incurred in prior periods.
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
Demand for our automotive studies is driven by the performance of the automotive industry. In the second quarter of 2011, global and U.S. light vehicle sales increased approximately 2.8% and 6.7%, respectively, compared to the second quarter of 2010, largely as a result of continued strength in emerging markets, recovery in Western Europe and U.S. demand.
Demand for our construction offerings is primarily dependent on the growth in the non-residential construction industry. In the second quarter of 2011, the value of new construction starts declined 4% from a year ago. In the second quarter of 2011, residential and non-residential building construction declined 4% and 5%, respectively, compared to the second quarter of 2010. Non-building construction in the second quarter of 2011 was down 3% from a year ago, as decreased activity for public works was partially offset by continued strength for electric utilities.
LIQUIDITY AND CAPITAL RESOURCES
We continue to maintain a strong financial position and expect this position to be sufficient to meet any additional operating and recurring cash needs into the foreseeable future. Our primary source of funds for operations is cash generated by operating activities. We use our cash for a variety of needs, including among others: ongoing investments in our businesses, strategic acquisitions, share repurchases, dividends, investment in publishing programs, capital expenditures and investment in our digital initiatives and infrastructure. Our core businesses have been strong cash generators. However, income and, consequently, cash provided from operations during the year are significantly impacted by the seasonality of our businesses, particularly educational publishing. This seasonality also impacts cash flow patterns as investments are typically made in the first half of the year to support the strong selling period that occurs in the third quarter. As a result, our cash flow is typically lower in the first half of the year and higher in the second half.
Cash Flow Overview
Cash and cash equivalents were $1.3 billion on June 30, 2011, a decrease of $225.4 million from December 31, 2010, and consisted of domestic cash of $685.2 million and cash held abroad of $615.0 million. Typically, cash held outside the U.S. is anticipated to be utilized to fund international operations or to be reinvested outside of the U.S., as a significant portion of our opportunities for growth in the coming years are expected to be abroad. In the event funds from international operations are needed to fund operations in the U.S., we would be required to accrue for and pay taxes in the U.S. to repatriate these funds.

	Six Months
	2011	2010	%Change
Net cash provided by (used for):
Operating activities	$338.4	$359.5	(5.9%)
Investing activities	(213.6)	(100.9)	N/M
Financing activities	(379.0)	(321.5)	17.9%

*	N/M indicates not meaningful

In the first half of 2011, free cash flow decreased to $72.5 million compared to $98.1 million in the first half of 2010, a decrease of $25.6 million. The decline is due primarily to a decrease in cash provided by operating activities as discussed below. Free cash flow is a non-GAAP financial measure and reflects our cash flow provided by operating activities less investment in prepublication costs, capital expenditures and dividends. Capital expenditures include purchases of property and equipment and additions to technology projects. See “Reconciliation of Non-GAAP Financial Information” for a reconciliation of cash flow provided by operating activities, the most directly comparable U.S. GAAP financial measure, to free cash flow.
Operating Activities
Cash provided by operating activities decreased $21.1 million to $338.4 million for the first half of 2011, mainly due to increased payments to vendors, higher payments for incentives and increased inventory purchases resulting from specific adoption opportunities, partially offset by strong cash collections, mainly at our MHE segment, due to a four day improvement in days sales outstanding, federal tax refunds received in 2011 for the 2010 tax year and stronger operating results.
Higher incentive compensation payments in 2011 reflect greater achievement against targeted results in 2010 as compared to achievement against targets in 2009.
Investing Activities
Our cash outflows from investing activities are primarily for acquisitions, investment in pre-publication costs and capital expenditures, while cash inflows are primarily from dispositions.
Cash used for investing activities increased $112.7 million to $213.6 million for the first half of 2011, primarily due to cash paid for our acquisitions in the first quarter of 2011, partially offset by proceeds on the sale of our interest in LinkedIn Corporation during the second quarter of 2011. In the first quarter of 2011, we acquired the assets of Bookette Software Company to be integrated with MHE and acquired all of the issued and outstanding membership interest units of Bentek Energy LLC to be included as part of I&M. In the first half of 2010, we did not make any acquisitions or dispositions. Refer to Note 2 — Acquisition and Dispositions to our unaudited Consolidated Financial Statements for further information.
Financing Activities
Our cash outflows from financing activities consist primarily of share repurchases and dividends, while cash inflows are primarily proceeds from the exercise of stock options.
Cash used for financing activities increased $57.5 million to $379.0 million for the first half of 2011. The increase is primarily attributable to cash used to repurchase shares, partially offset by higher proceeds from stock option exercises due to increased exercise activity as a result of an increase in our stock price. During the first half of 2011, we repurchased 7.7 million shares for $300.3 million at an average price of $38.96 per share. We repurchased 6.5 million shares for $186.9 million at an average price of $28.76 per share during the first half of 2010. The repurchased shares may be used for general corporate purposes, including the issuance of shares for stock compensation plans and to offset the dilutive effect of the exercise of employee stock options. These shares were purchased under a stock repurchase program that was approved by the Board of Directors in 2007 (the “2007 Repurchase Program”). As of June 30, 2011, 0.7 million shares remained available under the 2007 Repurchase Program. The 2007 Repurchase Program has no expiration date and purchases under this program may be made from time to time on the open market and in private transactions, depending on market conditions.
On June 29, 2011, the Board of Directors approved a new stock repurchase program authorizing the purchase of up to 50.0 million shares (the “2011 Repurchase Program”), which was approximately 17% of the total shares of our outstanding common stock at that time. There were no shares repurchased under this program during the second quarter of 2011. The 2011 Repurchase Program has no expiration date and purchases under this program may be made from time to time on the open market and in private transactions, depending on market conditions.
On January 19, 2011, the Board of Directors approved an increase in the quarterly common stock dividend from $0.235 to $0.25 per share.
Additional Financing
Currently, we have the ability to borrow $1.2 billion in additional funds through our commercial paper program, which is supported by our $1.2 billion three-year credit agreement (our “credit facility”) that will terminate on July 30, 2013. We pay a commitment fee of 15.0 to 35.0 basis points for our credit facility, depending on our credit rating, whether or not amounts have been borrowed and currently pay a commitment fee of 17.5 basis points. The interest rate on borrowings under our credit facility is, at our option, calculated using rates that are primarily based on either the prevailing London Inter-Bank Offer Rate, the prime rate determined by the administrative agent or the Federal funds rate. For certain borrowings under our credit facility there is also a spread based on our credit rating added to the applicable rate. As of June 30, 2011, we have not utilized our credit facility for additional funds.

Our credit facility contains certain covenants. The only financial covenant requires that our indebtedness to cash flow ratio, as defined in our credit facility, is not greater than 4 to 1, and this covenant has never been exceeded.
Historically, we have also had the ability to borrow additional funds through Extendible Commercial Notes and a promissory note with one of our providers of banking services, however, effective April of 2011, we have canceled these notes since there is no current market for them.
RECONCILIATION OF NON-GAAP FINANCIAL INFORMATION
Free cash flow is a non-GAAP financial measure and reflects our cash flow provided by operating activities less investment in prepublication costs, capital expenditures and dividends. Capital expenditures include purchases of property and equipment and additions to technology projects. Our cash flow provided by operating activities is the most directly comparable U.S. GAAP financial measure to free cash flow.
We believe the presentation of free cash flow allows our investors to evaluate the cash generated from our underlying operations in a manner similar to the method used by management. We use free cash flow to conduct and evaluate our business because we believe it typically presents a more conservative measure of cash flows since investment in prepublication costs, capital expenditures and dividends are considered a necessary component of ongoing operations. Free cash flow is useful for management and investors because it allows management and investors to evaluate the cash available to us to service debt, make strategic acquisitions and investments, repurchase stock and fund ongoing operational and working capital needs.
The presentation of free cash flow is not intended to be considered in isolation or as a substitute for the financial information prepared and presented in accordance with U.S. GAAP. Free cash flow, as we calculate it, may not be comparable to similarly titled measures employed by other companies. The following table presents a reconciliation of our cash flow provided by operating activities to free cash flow for the six months ended June 30:

	2011	2010
Cash provided by operating activities	$338.4	$359.5
Investment in prepublication costs	(60.2)	(60.0)
Capital expenditures	(44.6)	(39.0)

Cash flow before dividends	233.6	260.5

Dividends paid to shareholders	(152.4)	(148.2)
Dividends paid to noncontrolling interests	(8.7)	(14.2)

Free cash flow	$72.5	$98.1

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
RECENTLY ISSUED OR ADOPTED ACCOUNTING STANDARDS
Refer to Note 14 — Recently Issued or Adopted Accounting Standards to our unaudited Consolidated Financial Statements for a discussion of certain accounting standards that have been adopted during 2011 and certain accounting standards which we have not yet been required to adopt and may be applicable to our future financial position, results of operations or cash flows.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no significant changes in our exposure to market risk during the six months ended June 30, 2011 from December 31, 2010. Our exposure to market risk includes changes in foreign exchange rates. We have operations in various foreign countries where the functional currency is primarily the local currency. For international operations that are determined to be extensions of the parent company, the U.S. dollar is the functional currency. We typically have naturally hedged positions in most countries from a local currency perspective with offsetting assets and liabilities. As of June 30, 2011, we have entered into an immaterial amount of forward exchange contracts to hedge the effect of adverse fluctuations in foreign currency exchange rates. We have not entered into any derivative financial instruments for speculative purposes.
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
As of June 30, 2011, an evaluation was performed under the supervision and with the participation of management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the U.S. Securities Exchange Act of 1934). Based on that evaluation, management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2011.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On January 31, 2007, the Board of Directors approved a stock repurchase program authorizing the purchase of up to 45.0 million shares (the “2007 Repurchase Program”), which was 12.7% of the total shares of our outstanding common stock at that time. During the second quarter of 2011, we repurchased 4.4 million shares and, as of June 30, 2011, 0.7 million shares remained available under the 2007 Repurchase Program. The repurchased shares may be used for general corporate purposes, including the issuance of shares for stock compensation plans and to offset the dilutive effect of the exercise of employee stock options. The 2007 Repurchase Program has no expiration date and purchases under this program may be made from time to time on the open market and in private transactions, depending on market conditions.
On June 29, 2011, the Board of Directors approved a new stock repurchase program authorizing the purchase of up to 50.0 million shares (the “2011 Repurchase Program”), which was approximately 17% of the total shares of our outstanding common stock at that time. There were no shares repurchased under this program during the second quarter of 2011. The 2011 Repurchase Program has no expiration date and purchases under this program may be made from time to time on the open market and in private transactions, depending on market conditions.
The following table provides information on our purchases of our outstanding common stock during the second quarter of 2011 pursuant to the 2007 Repurchase Program (column c). In addition to these purchases, the number of shares in column (a) include: 1) shares of common stock that are tendered to us to satisfy our employees’ tax withholding obligations in connection with the vesting of awards of restricted shares (we repurchase such shares based on their fair market value on the vesting date), and 2) our shares deemed surrendered to us to pay the exercise price and to satisfy our employees’ tax withholding obligations in connection with the exercise of employee stock options. There were no other share repurchases during the quarter outside the repurchases noted below.
(amount in millions, except per share price)

			(c) Total Number of	(d) Maximum Number
			Shares Purchased as	of Shares that may yet
	(a) Total Number of	(b) Average Price Paid	Part of Publicly	be Purchased Under
Period	Shares Purchased	per Share	Announced Programs	the Programs
Apr. 1 — Apr. 30, 2011	0.5	$40.16	0.5	4.6
May 1 — May 31, 2011	1.4	$41.05	1.4	3.2
Jun. 1 — Jun. 30, 2011[1]	2.5	$39.52	2.5	0.7

Total — Qtr	4.4	$40.10	4.4	0.7

[1]	In June of 2011, we repurchased approximately 2.5 million shares from the holdings of the Harold W. McGraw, Jr. Trust and the Harold W. McGraw, Jr. Family Foundation, Inc. at a discount of 1.375%. See Note 9 — Equity to our unaudited Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further discussion.
Item 5. Other Information
As previously reported, at the 2011 Annual Meeting of Shareholders, our shareholders cast an advisory vote on how frequently the Company should hold an advisory vote on the compensation of its named executive officers. The results of this vote were as follows: 186,245,655 shares (or 74.42% of the votes cast) voted for one year, 728,965 shares (or 0.29% of the votes cast) voted for two years, 63,302,548 shares (or 25.29% of the votes cast) voted for three years, 733,640 shares abstained, and there were 14,685,314 broker non-votes.

In light of these voting results and the Board of Directors’ recommendation for an annual advisory vote on executive compensation, the Board, at a meeting held on June 28, 2011, decided that the Company will hold an annual advisory vote on the compensation of its named executive officers. The Company will continue to hold such annual advisory votes until the Board decides to hold the next shareholder advisory vote on the frequency of such advisory votes.
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

The McGraw-Hill Companies, Inc.
Registrant

Date: July 28, 2011	By	/s/ Jack F. Callahan, Jr.
Jack F. Callahan, Jr.
Executive Vice President and Chief Financial Officer

Date: July 28, 2011	By	/s/ Kenneth M. Vittor
Kenneth M. Vittor
Executive Vice President and General Counsel

Date: July 28, 2011	By	/s/ Emmanuel N. Korakis
Emmanuel N. Korakis
Senior Vice President and Corporate Controller