Form 10-Q
period 2011-09-30
MCGRAW-HILL COMPANIES INC
filed 2011-10-21
CIK 64040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
YES ☐ NO ☑
     On October 14, 2011 there were 293.4 million shares of common stock (par value $1.00 per share) outstanding.

The McGraw-Hill Companies, Inc.
INDEX

Page Number
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Report of Independent Registered Public Accounting Firm	3
Consolidated Statements of Income for the three and nine months ended September 30, 2011 and 2010	4
Consolidated Balance Sheets as of September 30, 2011, December 31, 2010 and September 30, 2010	5
Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010	6
Notes to the Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)	16
Item 3. Quantitative and Qualitative Disclosures About Market Risk	30
Item 4. Controls and Procedures	30
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	31
Item 1a. Risk Factors	31
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	31
Item 6. Exhibits	32
Signatures	33
EX-15
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of The McGraw-Hill Companies, Inc.
We have reviewed the consolidated balance sheet of The McGraw-Hill Companies, Inc., as of September 30, 2011, and the related consolidated statements of income for the three-month and nine-month periods ended September 30, 2011 and 2010, and the consolidated statements of cash flows for the nine-month periods ended September 30, 2011 and 2010. These financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of The McGraw-Hill Companies, Inc. as of December 31, 2010, and the related consolidated statements of income, equity, and cash flows for the year then ended, not presented herein, and in our report dated February 23, 2011, we expressed an unqualified opinion on those consolidated financial statements. As discussed in Note 2 to the consolidated financial statements, The McGraw-Hill Companies, Inc. has classified its Broadcasting Group as a discontinued operation resulting in revisions to its December 31, 2010 consolidated balance sheet. We have not audited the revised balance sheet reflecting this change.
/s/ ERNST & YOUNG LLP
New York, New York
October 21, 2011

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
The McGraw-Hill Companies, Inc.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share data)	2011	2010	2011	2010
Revenue:
Product	$940.5	$1,058.4	$1,761.4	$1,914.2
Service	967.5	897.8	2,965.0	2,662.4

Total revenue	1,908.0	1,956.2	4,726.4	4,576.6
Expenses:
Operating-related expenses:
Product	374.5	408.4	785.9	840.4
Service	336.6	299.6	1,021.6	879.9

Total operating-related expenses	711.1	708.0	1,807.5	1,720.3
Selling and general expenses	552.2	597.6	1,635.1	1,619.5
Depreciation	23.1	23.3	73.5	72.2
Amortization of intangibles	14.8	8.4	43.4	30.3

Total expenses	1,301.2	1,337.3	3,559.5	3,442.3

Other income	—	(11.1)	(13.2)	(11.1)

Operating Income	606.8	630.0	1,180.1	1,145.4
Interest expense, net	18.1	19.3	56.8	62.2

Income from continuing operations before taxes on income	588.7	610.7	1,123.3	1,083.2
Provision for taxes on income	213.7	221.7	407.8	393.2

Income from continuing operations	375.0	389.0	715.5	690.0
(Loss) income from discontinued operations, net of tax	(1.1)	0.7	(1.7)	0.9

Net income	373.9	389.7	713.8	690.9
Less: net income attributable to noncontrolling interests	(8.3)	(9.8)	(17.2)	(16.7)

Net income attributable to The McGraw-Hill Companies, Inc.	$365.6	$379.9	$696.6	$674.2

Amounts attributable to The McGraw-Hill Companies, Inc. common shareholders:
Income from continuing operations	$366.7	$379.2	$698.3	$673.3
(Loss) income from discontinued operations, net of tax	(1.1)	0.7	(1.7)	0.9

Net income	$365.6	$379.9	$696.6	$674.2

Earnings per share attributable to The McGraw-Hill Companies, Inc. common shareholders:
Basic:
Income from continuing operations	$1.23	$1.23	$2.31	$2.17
(Loss) income from discontinued operations, net of tax	—	0.01	—	—

Net income	$1.23	$1.24	$2.31	$2.17

Diluted:
Income from continuing operations	$1.21	$1.23	$2.27	$2.15
(Loss) income from discontinued operations, net of tax	—	—	—	—

Net income	$1.21	$1.23	$2.27	$2.15

Average number of common shares outstanding:
Basic	297.8	307.2	302.2	310.6
Diluted	303.6	309.3	307.4	312.9

Dividend declared per common share	$0.25	$0.235	$0.75	$0.705
See accompanying Notes to the Consolidated Financial Statements

The McGraw-Hill Companies, Inc.
Consolidated Balance Sheets

	September 30,	December 31,	September 30,
	2011	2010	2010
(in millions)	(Unaudited)		(Unaudited)
ASSETS
Current assets:
Cash and equivalents	$1,437.6	$1,525.6	$1,322.8
Short-term investments	36.2	22.2	32.8
Accounts receivable, net	1,133.3	972.8	1,106.9
Inventories	285.3	275.1	295.1
Deferred income taxes	281.5	281.2	291.4
Prepaid and other current assets	215.6	297.7	209.7

Total current assets	3,389.5	3,374.6	3,258.7

Prepublication costs, net	304.9	365.0	352.4
Property and equipment, net	488.3	521.3	515.7
Goodwill	2,037.8	1,887.0	1,865.5
Other intangible assets, net	621.3	616.3	608.2
Other non-current assets	311.9	282.4	283.8

Total assets	$7,153.7	$7,046.6	$6,884.3

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$333.5	$391.8	$332.6
Accrued royalties	101.1	114.5	103.0
Accrued compensation and contributions to retirement plans	429.4	498.3	415.4
Income taxes currently payable	249.9	22.7	160.3
Unearned revenue	1,244.6	1,204.2	1,124.4
Other current liabilities	401.7	449.8	452.0

Total current liabilities	2,760.2	2,681.3	2,587.7

Long-term debt	1,198.0	1,198.0	1,197.9
Pension and other postretirement benefits	470.0	436.5	493.6
Other non-current liabilities	437.4	439.4	390.6

Total liabilities	4,865.6	4,755.2	4,669.8

Commitments and contingencies (Note 13)
Equity:
Common stock	411.7	411.7	411.7
Additional paid-in capital	147.9	67.0	65.7
Retained income	7,525.1	7,056.6	6,975.5
Accumulated other comprehensive loss	(372.9)	(367.4)	(330.9)
Less: common stock in treasury	(5,503.6)	(4,957.6)	(4,991.9)

Total equity — controlling interests	2,208.2	2,210.3	2,130.1

Total equity — noncontrolling interests	79.9	81.1	84.4

Total equity	2,288.1	2,291.4	2,214.5

Total liabilities and equity	$7,153.7	$7,046.6	$6,884.3

See accompanying Notes to the Consolidated Financial Statements

The McGraw-Hill Companies, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(in millions)	2011	2010
Operating Activities:
Net income	$713.8	$690.9
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation (including amortization of technology projects)	95.0	91.3
Amortization of intangibles	45.1	32.0
Amortization of prepublication costs	164.5	207.2
Provision for losses on accounts receivable	4.9	11.5
Deferred income taxes	(4.8)	(23.4)
Stock-based compensation	64.8	44.8
Other	12.9	(4.5)
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	(146.9)	(165.3)
Inventories	(11.9)	6.6
Prepaid and other current assets	(3.4)	5.8
Accounts payable and accrued expenses	(174.2)	(4.2)
Unearned revenue	23.7	2.2
Other current liabilities	(50.6)	(9.8)
Net change in prepaid/accrued income taxes	288.4	181.5
Net change in other assets and liabilities	16.3	(13.3)

Cash provided by operating activities	1,037.6	1,053.3

Investing Activities:
Investment in prepublication costs	(105.1)	(99.3)
Capital expenditures	(69.6)	(65.3)
Acquisitions, including contingent payments, net of cash acquired	(198.9)	(325.0)
Proceeds from dispositions	21.4	30.6
Changes in short-term investments	(14.0)	(8.2)

Cash used for investing activities	(366.2)	(467.2)

Financing Activities:
Dividends paid to shareholders	(224.7)	(221.3)
Dividends paid to noncontrolling interests	(10.9)	(16.8)
Repurchase of treasury shares	(635.6)	(255.8)
Exercise of stock options	115.0	28.6
Excess tax benefits from share-based payments	3.3	1.3

Cash used for financing activities	(752.9)	(464.0)

Effect of exchange rate changes on cash	(6.5)	(9.2)
Net change in cash and equivalents	(88.0)	112.9
Cash and equivalents at beginning of period	1,525.6	1,209.9

Cash and equivalents at end of period	$1,437.6	$1,322.8

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

In the opinion of management all normal recurring adjustments considered necessary for a fair statement of the results of the interim periods have been included. The operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the full year, partially due to the seasonal nature of some of our businesses. As a result, we have included the Consolidated Balance Sheet as of September 30, 2010 for comparative purposes. Certain prior-year amounts have been reclassified to conform to the current presentation.

We have reported our Broadcasting Group within our McGraw-Hill Information & Media (“I&M”) segment, as a discontinued operation as of September 30, 2011. Accordingly, the results of operations for all periods presented have been reclassified to reflect the business as a discontinued operation and the assets and liabilities of the business have been reclassified as held for sale for the periods presented. See Note 2 for further discussion.

On September 12, 2011, we announced that our Board of Directors have unanimously approved a comprehensive Growth and Value Plan that includes separation into two public companies: McGraw-Hill Markets (the working name for this company), primarily focused on capital and commodities markets, and McGraw-Hill Education, focused on education services and digital learning. Management is developing detailed separation plans, which will be subject to approval by the Board of Directors. We expect to complete the transaction by the end of 2012 through a tax-free spin-off of the education business to the Company’s shareholders, subject to various conditions including final Board approval and a tax ruling from the Internal Revenue Service.

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
2.	Acquisitions and Divestitures

Acquisitions

During the nine months ended September 30, 2011, we completed acquisitions aggregating approximately $199 million. None of our acquisitions were material either individually or in the aggregate, including the pro forma impact on earnings, and primarily included the following:
•	In July, we acquired the issued and outstanding shares of Steel Business Briefing Group (the “SBB Group”), a privately held U.K. company and leading provider of news, pricing and analytics to the global steel market. The SBB Group provides subscription-based, electronic products to the steel industry and its participants through two principal businesses, Steel Business Briefing and The Steel Index. The SBB Group is included within Platts, part of our I&M segment. In connection with the preliminary purchase price allocation, estimates of the fair values of long-lived and intangible assets have been determined utilizing currently available information and are subject to finalization.

•	In March, we acquired the assets of Bookette Software Company (“Bookette”). Bookette engages in the development of software and algorithms that are used to score and report educational tests for schools, districts, and states and other various educational systems and entities worldwide. Bookette is included within McGraw-Hill Education’s California Testing Board’s assessment business.

•	In January, we acquired all of the issued and outstanding membership interest units of Bentek Energy LLC (“Bentek”), which is included as part of our I&M segment. Bentek offers its customers a comprehensive portfolio of data, information and analytics products in the natural gas and liquids sector. The primary purpose of the acquisition was to acquire Bentek’s knowledge, skill and expertise in gathering high-quality detailed data and their ability to identify key relationships within the data critical to industry participants.
During the nine months ended September 30, 2010, we completed acquisitions aggregating approximately $325 million. None of our acquisitions were material either individually or in the aggregate, including the pro forma impact on earnings, and primarily included the following:
•	In September 2010, we acquired substantially all of the assets and certain liabilities of TheMarkets.com LLC, a company focused on providing real-time investment information to brokers and institutional investors. This acquisition is consistent with McGraw-Hill Financial’s focus on creating strategic value through providing access to investment research, data and analytics to customers that facilitates informed investment decisions.

•	In August 2010, we acquired a 1.3% interest in Ambow Education Holding Ltd. (“Ambow”), an education company headquartered and publicly traded in China that provides e-learning technologies and education services. Our investment in Ambow is part of our effort to expand our presence into emerging markets by strategically partnering with local businesses. This investment is accounted for as an available-for-sale security.

•	In April 2010, we made a $5.0 million contingent payment related to an acquisition in 2008, which is part of our McGraw-Hill Financial segment.
Divestitures

During the nine months ended September 30, 2011, we recorded a pre-tax gain of $13.2 million within other income in the Consolidated Statements of Income, which related to the sale of our interest in LinkedIn Corporation in their initial public offering. This investment was held within our I&M segment.

On October 3, 2011 we announced a definitive agreement to sell the Broadcasting Group to The E.W. Scripps Company for approximately $212 million in cash. We expect this transaction will close following the receipt of regulatory approvals and completion of customary closing conditions. This agreement followed our previously announced plan to pursue the divestiture of our Broadcasting Group, which is part of our I&M segment.

As a result of the definitive agreement, the results of operations for all periods presented have been reclassified to reflect the Broadcasting Group as a discontinued operation and the assets and liabilities of the business have been reclassified as held for sale. The key components of income (loss) from discontinued operations consist of the following for the periods ended September 30:

	Three Months		Nine Months
	2011	2010	2011	2010
Revenue	$22.4	$23.6	$66.8	$67.6
Costs and expenses	23.2	21.5	67.7	64.5

(Loss) income before taxes on income	(0.8)	2.1	(0.9)	3.1
Provision for taxes on income	0.3	1.4	0.8	2.2

(Loss) income from discontinued operations, net of tax	$(1.1)	$0.7	$(1.7)	$0.9

The components of assets and liabilities classified as discontinued operations and included in prepaid and other current assets and other current liabilities in the Consolidated Balance Sheets consist of the following:

	September 30,	December 31,	September 30,
	2011	2010	2010
Accounts receivable, net	$18.5	$17.8	$16.3
Property and equipment, net	24.5	27.5	26.5
Other intangible assets, net	45.9	47.6	48.2
Other assets	11.8	10.2	12.4

Assets held for sale	$100.7	$103.1	$103.4

Accounts payable and accrued expenses	$6.2	$9.4	$5.9
Other liabilities	8.4	9.3	9.5

Liabilities held for sale	$14.6	$18.7	$15.4

During the nine months ended September 30, 2010, we recorded a pre-tax gain of $11.1 million within other income in the Consolidated Statements of Income, which was primarily comprised of the following:
•	In September 2010, we sold certain equity interests which were a part of our S&P segment, and recognized a pre-tax gain of $7.3 million. The gain was primarily from the sale of an equity interest in an Indian commodity exchange that was made to comply with local regulations discouraging foreign-based entities from owning an interest in local Indian exchanges in excess of 5%.

•	In August 2010, we sold our Australian secondary education business and recognized a pre-tax gain of $3.8 million. The divestiture was part of McGraw-Hill Education’s strategic initiative to divest from slow growth or retracting markets.
3.	Supplementary Balance Sheet Data

	September 30,	December 31,	September 30,
	2011	2010	2010
Accounts receivable — allowance for doubtful accounts	$63.7	$78.0	$74.1
Accounts receivable — allowance for sales returns	233.2	197.3	241.8
Prepublication costs — accumulated amortization	1,038.4	1,089.3	1,057.8
Property and equipment — accumulated depreciation	1,056.8	1,009.2	997.2
4.	Fair Value Measurements
In accordance with authoritative guidance for fair value measurements, certain assets and liabilities are required to be recorded at fair value and classified within a fair value hierarchy based on inputs used when measuring fair value. We have investments in equity securities classified as available-for-sale and an immaterial amount of forward exchange contracts that are adjusted to fair value on a recurring basis. The fair values of our investments in available-for-sale securities were determined using quoted market prices from daily exchange traded markets and are classified within Level 1 of the valuation hierarchy. The fair values of our available-for-sale securities are $13.5 million and $22.6 million as of September 30, 2011 and December 31, 2010, respectively, and are included in other non-current assets in the Consolidated Balance Sheets.

Other financial instruments, including cash and equivalents and short-term investments, are recorded at cost, which approximates fair value. The fair value of our long-term borrowings is $1.3 billion as of September 30, 2011 and December 31, 2010, and was estimated based on quoted market prices.
5.	Income Taxes
For the three and nine months ended September 30, 2011 and 2010, the effective tax rate for continuing operations was 36.3%. Including discontinued operations, the effective tax rate was 36.4% for the three and nine months ended September 30, 2011 and 2010.

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

As of September 30, 2011 and December 31, 2010, the total amount of federal, state and local, and foreign unrecognized tax benefits was $63.1 million and $52.9 million, respectively, exclusive of interest and penalties. We recognize accrued interest and penalties related to unrecognized tax benefits in interest expense and operating expense, respectively. In addition to the unrecognized tax benefits, as of September 30, 2011 and December 31, 2010, we had $15.5 million and $14.3 million, respectively, of accrued interest and penalties associated with uncertain tax positions.
6.	Debt

	September 30,	December 31,	September 30,
	2011	2010	2010
5.375% Senior Notes, due 2012 [1]	$399.9	$399.9	$399.9
5.9% Senior Notes, due 2017 [2]	399.4	399.3	399.3
6.55% Senior Notes, due 2037 [3]	398.6	398.6	398.6
Note payable	0.1	0.5	0.1

Total debt	1,198.0	1,198.3	1,197.9

Less: short-term debt including current maturities	0.0	0.3	0.0

Long-term debt	$1,198.0	$1,198.0	$1,197.9

[1]	Interest payments are due on February 15 and August 15, and, as of September 30, 2011, the unamortized debt discount is $0.1 million. These Notes will mature on November 15, 2012.

[2]	Interest payments are due on April 15 and October 15, and, as of September 30, 2011, the unamortized debt discount is $0.6 million.

[3]	Interest payments are due on May 15 and November 15, and, as of September 30, 2011, the unamortized debt discount is $1.4 million.

Currently, we have the ability to borrow $1.2 billion in additional funds through our commercial paper program, which is supported by our $1.2 billion three-year credit agreement (our “credit facility”) that will terminate on July 30, 2013. We pay a commitment fee of 15.0 to 35.0 basis points for our credit facility, depending on our credit rating, whether or not amounts have been borrowed and currently pay a commitment fee of 20.0 basis points. The interest rate on borrowings under our credit facility is, at our option, calculated using rates that are primarily based on either the prevailing London Inter-Bank Offer Rate, the prime rate determined by the administrative agent or the Federal funds rate. For certain borrowings under this credit facility there is also a spread based on our credit rating added to the applicable rate. As of September 30, 2011, we have not utilized our credit facility for additional funds.

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

The components of net periodic benefit cost for our retirement plans and post-retirement plans for the periods ended September 30 are as follows:

	Three Months		Nine Months
	2011	2010	2011	2010
Retirement Plans
Service cost	$16.7	$15.2	$50.2	$45.8
Interest cost	24.9	23.5	74.5	70.4
Expected return on plan assets	(31.8)	(27.9)	(95.5)	(83.6)
Amortization of prior service credit	(0.1)	—	(0.3)	(0.1)
Amortization of actuarial loss	7.7	3.7	23.0	11.1

Net periodic benefit cost	$17.4	$14.5	$51.9	$43.6

Post-Retirement Plans
Service cost	$0.6	$0.7	$2.0	$1.9
Interest cost	1.2	1.8	4.6	5.5
Amortization of prior service credit	(0.3)	(0.3)	(0.9)	(0.9)
Amortization of actuarial gain	(0.1)	—	—	—

Net periodic benefit cost	$1.4	$2.2	$5.7	$6.5

As discussed in our Annual Report, we changed certain discount rate assumptions on our retirement and post-retirement plans, which became effective on January 1, 2011. The effect of the assumption changes on retirement and post-retirement expense for the three and nine months ended September 30, 2011 did not have a material impact to our financial position, results of operations or cash flows.

In the first nine months of 2011, we contributed $21.8 million to our retirement plans and expect to make additional required contributions of approximately $6 million to our retirement plans during the remainder of the year. We may elect to make additional non-required contributions depending on investment performance and the pension plan status in the fourth quarter of 2011.

8.	Stock-Based Compensation
We issue stock-based incentive awards to our eligible employees and Directors under two employee stock ownership plans (the 1993 and 2002 Employee Stock Incentive Plans) and a Director Deferred Stock Ownership Plan. No further awards may be granted under the 1993 Employees Stock Incentive Plan, although awards granted under this plan remain outstanding in accordance with their terms. The 2002 Employee Stock Incentive Plan permits the granting of nonqualified stock options, stock appreciation rights, performance stock, restricted stock and other stock-based awards.

Stock-based compensation for the periods ended September 30 is as follows:

	Three Months		Nine Months
	2011	2010	2011	2010
Stock option expense	$6.0	$5.8	$17.6	$16.0
Restricted stock and unit awards expense	17.3	15.7	46.3	28.2

Total stock-based compensation expense	$23.3	$21.5	$63.9	$44.2

As of September 30, 2011 and December 31, 2010, we issued 3.6 million and 1.8 million common shares, respectively, upon exercise of certain stock options outstanding.
9.	Equity
Stock Repurchases

In 2007 the Board of Directors approved a stock repurchase program authorizing the purchase of up to 45.0 million shares (the “2007 Repurchase Program”). On June 29, 2011, the Board of Directors approved a new stock repurchase program authorizing the purchase of up to 50.0 million shares (the “2011 Repurchase Program”), which was approximately 17% of the total shares of our outstanding common stock at that time. Share repurchases under both the 2007 and the 2011 Repurchase Programs for the periods ended September 30 were as follows:

	2011			2010
	Total			Total
	number of	Average		number of	Average
	shares	price paid	Total cash	shares	price paid	Total cash
	purchased	per share[1]	utilized[2]	purchased	per share	utilized
Three months	9.0	$39.40	$354.7	2.2	$31.14	$69.0
Nine months	16.7	$39.20	$655.0	8.7	$29.37	$255.8

[1]	In June of 2011, we repurchased approximately 2.5 million shares under our 2007 Repurchase Program from the holdings of the Harold W. McGraw, Jr. Trust (the “Trust”) and the Harold W. McGraw, Jr. Family Foundation, Inc., a Connecticut non-stock corporation (the “Foundation”). The shares were purchased at a discount of 1.375% from the June 23, 2011 New York Stock Exchange closing price through a private transaction with the trustees of the Trust and the Board of Directors of the Foundation. We repurchased these shares with cash for $97.0 million. Without this discounted repurchase, the average price paid per share for the nine months ended September 30, 2011 would have been $39.14. The transaction was approved by the Nomination and Corporate Governance and Financial Policy Committees of our Board of Directors and we received independent financial and legal advice for this transaction.

[2]	In any period, cash used in financing activities related to common stock repurchased may differ from the comparable change in equity, reflecting timing differences between the recognition of share repurchase transactions and their settlement for cash. As such, in the third quarter of 2011, 0.5 million shares were repurchased for $19.4 million, which settled in October 2011.
Our purchased shares may be used for general corporate purposes, including the issuance of shares for stock compensation plans and to offset the dilutive effect of the exercise of employee stock options. During the three and nine months ended September 30, 2011, we repurchased 0.7 and 8.4 million shares, respectively, under the 2007 Repurchase Program. As of September 30, 2011, there were no remaining shares available under the 2007 Repurchase Program. During the three and nine months ended September 30, 2011, we repurchased 8.3 million shares under the 2011 Repurchase Program. As of September 30, 2011, 41.7 million shares remained available under the 2011 Repurchase Program. The 2011 Repurchase Program has no expiration date and purchases under this program may be made from time to time on the open market and in private transactions, depending on market conditions.

Comprehensive Income

The following table is a reconciliation of net income to comprehensive income, including comprehensive income attributable to our noncontrolling interests (“NCI”), for the periods ended September 30:

	Three Months		Nine Months
	2011	2010	2011	2010
Net income	$373.9	$389.7	$713.8	$690.9
Other comprehensive income, net of tax:
Foreign currency translation adjustment	(57.1)	24.1	(23.3)	4.1
Pension and other postretirement benefit plans	4.6	2.1	19.1	10.8
Unrealized loss on investment and forward exchange contracts	(0.1)	(0.1)	(6.2)	(0.3)

Comprehensive income	321.3	415.8	703.4	705.5
Less: comprehensive income attributable to NCI	(1.8)	(10.0)	(12.3)	(19.2)

Comprehensive income attributable to the Company	$319.5	$405.8	$691.1	$686.3

10.	Earnings Per Share
Basic earnings per common share (“EPS”) is computed by dividing net income attributable to the common shareholders of the Company by the weighted-average number of common shares outstanding. Diluted EPS is computed in the same manner as basic EPS, except the number of shares is increased to include additional common shares that would have been outstanding if potential common shares with a dilutive effect had been issued. Potential common shares consist primarily of stock options, restricted stock and restricted stock units calculated using the treasury stock method. The calculation for basic and diluted EPS for the periods ended September 30 is as follows:

	Three Months		Nine Months
	2011	2010	2011	2010
Amounts attributable to The McGraw-Hill Companies, Inc. common shareholders:
Income from continuing operations	$366.7	$379.2	$698.3	$673.3
Loss from discontinued operations, net of tax	(1.1)	0.7	(1.7)	0.9

Net income attributable to the Company	$365.6	$379.9	$696.6	$674.2

Basic weighted-average number of common shares outstanding	297.8	307.2	302.2	310.6
Effect of stock options and other dilutive securities	5.8	2.1	5.2	2.3

Diluted weighted-average number of common shares outstanding	303.6	309.3	307.4	312.9

Basic EPS:
Income from continuing operations	$1.23	$1.23	$2.31	$2.17
Loss from discontinued operations, net of tax	—	0.01	$—	—

Net income	$1.23	$1.24	$2.31	$2.17

Diluted EPS:
Income from continuing operations	$1.21	$1.23	$2.27	$2.15
Loss from discontinued operations, net of tax	—	—	—	—

Net income	$1.21	$1.23	$2.27	$2.15

Restricted performance shares outstanding of 1.6 million and 3.2 million as of September 30, 2011 and September 30, 2010, respectively, were not included in the computation of diluted EPS because the necessary vesting conditions had not been met.

The effect of the potential exercise of stock options is excluded from the computation of diluted EPS when the average market price of our common stock is lower than the exercise price of the related option during the period because the effect would have been antidilutive. For the three months ended September 30, 2011 and 2010, the number of stock options excluded from the computation was 9.9 million and 24.4 million, respectively, and 10.2 million and 23.9 million for the nine months ended September 30, 2011 and 2010, respectively.

11.	Restructuring
During the fourth quarter of 2010, we initiated a restructuring plan within our I&M segment as a result of business conditions at that time, as well as continuing process improvements. We recorded a pre-tax restructuring charge of $10.6 million, consisting primarily of employee severance costs related to a workforce reduction of approximately 230 positions. For the three and nine months ended September 30, 2011, we have reduced the reserve related to the 2010 restructuring by $1.3 million and $6.6 million, respectively, primarily relating to cash payments for employee severance costs. The remaining reserve as of September 30, 2011 is $2.2 million and is included in other current liabilities in the Consolidated Balance Sheet.

As of September 30, 2011, our 2008 and 2006 restructuring initiatives still have remaining reserves relating to facilities costs of $0.4 million and $4.0 million, respectively.
12.	Segment and Related Information
We have four reportable segments: Standard & Poor’s (“S&P”), McGraw-Hill Financial (“MH Financial”), McGraw-Hill Education (“MHE”) and McGraw-Hill Information & Media (“I&M”).
•	S&P is the world’s foremost provider of credit ratings providing investors with information and independent ratings benchmarks for their investment and financial decisions.

•	MH Financial is a leading global provider of digital and traditional research and analytical tools for investment advisors, wealth managers and institutional investors.

•	MHE is a leading global provider of educational materials, information and solutions serving the elementary and high school, college, professional, international and adult education markets.

•	I&M consists of business-to-business and business-to-consumer companies, each an expert in its industry, that deliver their customers access to actionable data and analytics. The Broadcasting Group has historically been part of the I&M segment. In accordance with the presentation of the Broadcasting Group as discontinued operations, the results of operations for all periods presented have been reclassified to reflect this change. See Note 2 for further discussion.
The Executive Committee, consisting of our principal corporate executives, is our chief operating decision-maker and evaluates performance of our segments and allocates resources based primarily on operating income. A summary of operating results by segment for the periods ended September 30 is as follows:

	2011			2010
			Operating			Operating
Three Months	Revenue		Income	Revenue		Income
S&P	$409.9		$169.1	$417.5		$187.3
MH Financial	348.5		112.6	294.3		85.8
MHE	937.3		314.7	1,054.7		357.5
I&M	228.5		51.3	204.1		43.8
Intersegment elimination	(16.2	) [1]	—	(14.4	) [1]	—

Total operating segments	1,908.0		647.7	1,956.2		674.4

General corporate expense	—		(40.9)	—		(44.4)

Total	$1,908.0		$606.8	$1,956.2		$630.0

	2011		2010
		Operating		Operating
Nine Months	Revenue	Income	Revenue	Income
S&P	$1,333.1	$572.2	$1,223.8	$557.5
MH Financial	1,005.9	306.7	866.8	240.3
MHE	1,776.6	281.4	1,936.9	347.3
I&M	657.6	139.1	590.4	118.0
Intersegment elimination	(46.8)[1]	—	(41.3)[1]	—

Total operating segments	4,726.4	1,299.4	4,576.6	1,263.1

General corporate expense	—	(119.3)	—	(117.7)

Total	$4,726.4	$1,180.1	$4,576.6	$1,145.4

[1]	Revenue for S&P and expenses for MH Financial include an intersegment royalty charged to MH Financial for the rights to use and distribute content and data developed by S&P.
See Note 2 — Acquisitions and Divestitures, and Note 11 — Restructuring for actions that impacted the segment operating results.

13.	Commitments and Contingencies
Rental Expense and Lease Obligations

As of September 30, 2011, the remaining deferred gain related to our sale-leaseback transaction with Rock-McGraw, Inc. was $139.0 million as $3.0 million and $8.8 million was amortized during the three and nine months ended September 30, 2011, respectively. Interest expense associated with this operating lease for the three and nine months ended September 30, 2011 was $1.6 million and $5.0 million, respectively.

Legal Matters

The following amends the disclosure in Note 13 — Commitments and Contingencies to the Consolidated Financial Statements of our Annual Report.
•	In connection with the Parmalat matter, on June 29, 2011, the Court issued its final decision dismissing in its entirety Parmalat’s main damages claim which was based on the value of the bonds issued. The Court ordered S&P to pay Parmalat the sum of approximately euros 784,000 (approximately $1.1 million), representing the amount of ratings fees paid to S&P by Parmalat, plus interest from the date of service of the Writ of Summons. The Court also ordered S&P to reimburse Parmalat for euros 47,390 (less than $0.1 million) in trial costs. The deadline for any party to file an appeal is the earlier of one year and 45 days from the date the judgment was issued or 30 days after any party serves a copy of the judgment on another party.

•	In connection with the Reed matter, on May 31, 2011 the Court granted Reed’s motion to file a Second Amended Complaint that, among other things, adds a false advertising claim under the Lanham Act, including a demand for treble damages and attorneys’ fees. The Second Amended Complaint also contains allegations purporting to further support Reed’s existing tort and antitrust claims. On June 3, 2011, the Court granted the Company’s motion to file a counterclaim against Reed alleging, among other things, that Reed misappropriated the Company’s trade secrets and engaged in unfair competition as a result of Reed’s recruitment of former employees of the Company and use of information about the Company’s customers obtained from the former employees to solicit those customers.

•	The Company and Standard & Poor’s Ratings Services, together with other credit rating agencies, have been named in numerous lawsuits in U.S. State and Federal Courts, as well as in foreign jurisdictions, relating to the ratings activity of Standard & Poor’s Ratings Services brought by alleged purchasers and issuers of rated securities, many of which include novel claims that Standard & Poor’s Ratings Services is an “underwriter” or “seller” of such securities under the Securities Act of 1933. The Company and Standard & Poor’s Ratings Services have also received numerous subpoenas and other government inquiries concerning the rating activity of Standard & Poor’s Ratings Services in these areas and continue to respond to all such requests. Additional actions, investigations or proceedings may be initiated from time to time in the future.

•	In connection with the Sullivan and Gearren matters, on October 19, 2011, the Court of Appeals for the Second Circuit affirmed the dismissal of those cases in their entirety.

•	As previously reported in the Company’s Form 8-K filed on September 26, 2011 the Company received on September 22, 2011 a “Wells Notice” from the staff of the U.S. Securities and Exchange Commission (the “Commission”) stating that the staff is considering recommending that the Commission institute a civil injunctive action against Standard & Poor’s Ratings Services, then a division of the Company (“S&P”), alleging violations of federal securities laws with respect to S&P’s ratings for a particular 2007 offering of collateralized debt obligations, known as “Delphinus CDO 2007-1”. The Wells Notice is neither a formal allegation nor a finding of wrongdoing. It allows its recipients the opportunity to provide their perspective and to address the issues raised by the staff before any decision is made by the Commission on whether to authorize the commencement of an enforcement proceeding against its recipients. S&P has responded to the staff presenting its position on the issues raised and why the Commission should not commence enforcement proceedings.
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
14.	Recently Issued or Adopted Accounting Standards
Recently Issued
In September 2011, the Financial Accounting Standards Board (“FASB”) issued guidance that simplified how an entity tests goodwill for impairment. The revised guidance provides an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment. Under the revised guidance, an entity is permitted to first assess qualitative factors to determine whether goodwill impairment exists prior to performing analyses comparing the fair value of a reporting unit to its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The guidance will be effective for us beginning January 1, 2012; however, early adoption is permitted. We intend on adopting the FASB’s guidance early and do not believe the adoption of the guidance will have a significant impact on our financial position, results of operations or cash flows.

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

Recently Adopted

In December 2010, the FASB revised its guidance for disclosure requirements of supplementary pro forma information for business combinations. The objective of the revised guidance is to address diversity in practice regarding proforma disclosures for revenue and earnings of an acquired entity and specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments, which went into effect on January 1, 2011, will be adhered to any future material business combinations.

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
The following Management Discussion and Analysis (“MD&A”) provides a narrative of the results of operations and financial condition of The McGraw-Hill Companies, Inc. (together with its consolidated subsidiaries, the “Company,” “we,” “us” or “our”) for the three and nine months ended September 30, 2011. The MD&A should be read in conjunction with the Consolidated Financial Statements, accompanying notes and MD&A included in our Annual Report on Form 10-K for the year ended December 31, 2010 (our “Annual Report”). The MD&A includes the following sections:
•	Overview
•	Results of Operations — Comparing Three and Nine Months Ended September 30, 2011 and 2010
•	Liquidity and Capital Resources
•	Reconciliation of Non-GAAP Financial Information
•	Critical Accounting Estimates
•	Recently Issued or Adopted Accounting Standards
•	Forward-Looking Statements
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
•	S&P is the world’s foremost provider of credit ratings providing investors with information and independent ratings benchmarks for their investment and financial decisions.
•	MH Financial is a leading global provider of digital and traditional research and analytical tools for investment advisors, wealth managers and institutional investors.
•	MHE is a leading global provider of educational materials, information and solutions serving the elementary and high school, college, professional, international and adult education markets.
•	I&M consists of business-to-business companies, each an expert in its industry, that deliver their customers access to actionable data and analytics.
On October 3, 2011 we announced a definitive agreement to sell the Broadcasting Group to The E.W. Scripps Company for approximately $212 million in cash. We expect this transaction will close following the receipt of regulatory approvals and completion of customary closing conditions. This agreement followed our previously announced plan to pursue the divestiture of our Broadcasting Group, which is part of our I&M segment. As a result of the definitive agreement, the results of operations for all periods presented have been reclassified to reflect the Broadcasting Group as a discontinued operation and the assets and liabilities of the business have been reclassified as held for sale.
On September 12, 2011, we announced that our Board of Directors have unanimously approved a comprehensive Growth and Value Plan that includes separation into two public companies: McGraw-Hill Markets (the working name for this company), primarily focused on capital and commodities markets, and McGraw-Hill Education, focused on education services and digital learning. Management is developing detailed separation plans, which will be subject to approval by the Board of Directors. We expect to complete the transaction by the end of 2012 through a tax-free spin-off of the education business to the Company’s shareholders, subject to various conditions including final Board approval and a tax ruling from the Internal Revenue Service.
Key results for the periods ended September 30 are as follows:

	Three Months			Nine Months
	2011	2010	% Change[1]	2011	2010	% Change[1]
Revenue	$1,908.0	$1,956.2	(2.5%)	$4,726.4	$4,576.6	3.3%
Operating income	$606.8	$630.0	(3.7%)	$1,180.1	$1,145.4	3.0%
Operating margin %	31.8%	32.2%		25.0%	25.0%
Diluted earnings per share	$1.21	$1.23	(2.0%)	$2.27	$2.15	5.2%

[1]	Percentages are calculated off of the whole number, not the disclosed rounded number in the table.
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
Revenue and operating income increased in our MH Financial and I&M segments, while results weakened in our MHE and S&P segments as compared to the third quarter of 2010. As compared to the first nine months of 2010, results increased at all of our segments except MHE.
•	S&P revenue and operating income for the third quarter decreased 1.8% and 9.7%, respectively and for the first nine months increased 8.9% and 2.6%, respectively. Decreases for the quarter were primarily driven by decreases in transaction revenue as a result of declines in global high-yield issuance, structured finance and public finance, partially offset by growth in bank loan ratings. The increases for the first nine months were primarily driven by increases in our transaction revenue as a result of significant global high-yield corporate bond issuance and increased bank loan ratings, partially offset by declines in U.S. municipal bond issuance. Also impacting income were higher expenses primarily from compliance and regulatory costs and personnel costs driven by global staff increases, including India. In addition, foreign exchange rates contributed to the increase in expenses for the quarter and nine months.
•	MH Financial revenue and operating income for the third quarter increased 18.4% and 31.2%, respectively and for the first nine months increased 16.0% and 27.6%, respectively. These increases were primarily driven by Integrated Desktop Solutions driven by growth at Capital IQ, revenue from TheMarkets.com acquired in September 2010, and our subscription base for the Global Credit Portal, which includes RatingsDirect; Benchmarks due to growth in our exchange-traded fund products; and increases at Enterprise Solutions driven by growth at Global Data Solutions, which includes RatingsXpress. Also impacting income were higher expenses primarily from personnel costs and additional costs to further develop infrastructure.
•	MHE revenue and operating income for the third quarter decreased 11.1% and 12.0%, respectively and for the first nine months decreased 8.3% and 19.0%, respectively. These results were primarily due to decreases in the adoption states as well as open territory sales at School Education Group and increased costs mainly in Higher Education, primarily due to technology requirements and the continuing investment in digital product development.
•	I&M revenue and operating income for the third quarter increased 11.9% and 17.1%, respectively and for the first nine months increased 11.4% and 17.9%, respectively. These increases were primarily driven by strong demand for Platts’ proprietary content and growth in our syndicated studies and consulting services in the automotive and non-automotive sectors, partially offset by decreases in our construction businesses. Additional costs from our acquisition of Bentek Energy LLC and the Steel Business Briefing Group partially offset the growth in the segment. Also impacting operating income for the first nine months of 2011 were a number of nonrecurring items as discussed in more detail in the segment review discussion within “Results of Operations”.
Foreign exchange rates had favorable impacts of $21.8 million on revenue and $21.2 million on operating income for the third quarter, and favorable impacts of $51.4 million on revenue and $12.1 million on operating income for the first nine months. This impact refers to constant currency comparisons and the remeasurement of monetary assets and liabilities. Constant currency impacts are estimated by re-calculating current year results of foreign operations using the average exchange rate from the prior year. Remeasurement impacts are based on the variance between current-year and prior-year foreign exchange rate fluctuations on assets and liabilities denominated in currencies other than the individual businesses functional currency.
For the remainder of 2011, we plan to continue our focus on the following strategies to increase our growth and relevance and to maintain our position as a leading “Knowledge Economy” company:
•	Leveraging existing capabilities to grow organically, particularly through developing a broad range of digital products and services
•	Growing globally by leveraging our position in developed markets and by pursuing opportunities in key developing countries
•	Continuing to consider selective acquisitions that complement our existing business capabilities
•	Expanding and refining the use of technology in all segments to improve performance, market penetration and productivity
•	Continuing to contain costs
Further projections and discussion on our consolidated expense outlook and 2011 outlook for our segments can be found within “Results of Operations”.

RESULTS OF OPERATIONS — COMPARING THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
Consolidated Review

	Three Months			Nine Months
	2011	2010	% Change[1]	2011	2010	% Change[1]
Revenue
Product	$940.5	$1,058.4	(11.1%)	$1,761.4	$1,914.2	(8.0%)
Service	967.5	897.8	7.8%	2,965.0	2,662.4	11.4%
Operating-related expenses
Product	374.5	408.4	(8.3%)	785.9	840.4	(6.5%)
Service	336.6	299.6	12.4%	1,021.6	879.9	16.1%
Selling and general expenses	552.2	597.6	(7.6%)	1,635.1	1,619.5	1.0%
Total expenses	1,301.2	1,337.3	(2.7%)	3,559.5	3,442.3	3.4%
Other income	—	(11.1)	N/M	(13.2)	(11.1)	19.8%
Interest expense, net	18.1	19.3	(6.0%)	56.8	62.2	(8.6%)
Net income attributable to the Company	365.6	379.9	(3.8%)	696.6	674.2	3.3%

[1]	Percentages are calculated off of the whole number, not the disclosed rounded number in the table.
Product revenue and expenses consist of educational and information products, primarily books, magazine circulations and syndicated study programs in our MHE and I&M segments. Service revenue and expenses consist of our S&P and MH Financial segments, service assessment contracts in our MHE segment and information-related services and advertising in our I&M segment.
Revenue
Three Months
Product revenue decreased primarily due to decreases at MHE for adoption state and open territory sales, partially offset by syndicated studies at I&M and increases at International within MHE, primarily driven by the favorable impact of foreign exchange rates. Service revenue increased primarily due to growth in our global commodities products, revenue from TheMarkets.com acquired in September 2010, growth at Capital IQ, higher sales of our exchange-traded fund products and non-transaction revenue growth at CRISIL. This was partially offset by a decline in our corporate industrial ratings, construction business, structured finance, public finance and custom testing revenue at MHE.
Nine Months
Product revenue decreased primarily due to decreases at MHE for adoption state sales, decreases at International from lower sales in Asia, the Middle East and Africa and decreases in book sales at Professional. Service revenue increased primarily due to similar factors noted above for the three months. In addition, increases were due to growth in our corporate industrial ratings.
Expenses
Three Months
Product operating expenses decreased compared to the third quarter of 2010 due to a reduction in plant amortization, lower manufacturing costs and lower direct expenses associated with the decrease in the adoption states sales at MHE. This was partially offset by increased costs at MHE as a result of technology requirements and the continuing investment in digital product development, primarily in Higher Education. Service operating expenses increased primarily as a result of increased personnel costs. Selling and general expenses decreased primarily due to lower costs associated with decreased sales and reduced stock-based compensation. Foreign exchange rates also contributed to the increase in expenses for the quarter.
Net interest expense decreased primarily due to higher international interest income from our investments in the third quarter of 2011 compared to the third quarter of 2010.
Nine Months
Product operating expenses decreased compared to the first nine months of 2010 due to similar factors as noted above for the three months. In addition, product operating expenses were impacted by lower costs related to inventory at MHE. Service operating expenses increased primarily as a result of increased personnel costs. In addition to the factors noted above for the three months, selling and general expenses increased slightly as a result of incremental compliance and regulatory costs as compared to the first nine months of 2010. Foreign exchange rates also contributed to the increase in expenses for the nine months.
Net interest expense decreased primarily due to reduced interest expense related to uncertain tax positions and a refund on interest relating to a tax overpayment, as well as higher international interest income from our investments in the first nine months of 2011 compared to the first nine months of 2010.

Other Income
Three Months
During the three months ended September 30, 2010, we recorded a pre-tax gain of $11.1 million from dispositions, which was comprised of the following:
•	In September 2010, we sold certain equity interests in India which were part of our S&P segment, and recognized a pre-tax gain of $7.3 million.
•	In August 2010, we sold our Australian secondary education business which was part of our MHE segment, and recognized a pre-tax gain of $3.8 million.
Nine Months
During the nine months ended September 30, 2011, we sold our interest in LinkedIn Corporation in their initial public offering. This investment was held within our I&M segment and as a result of the sale we recorded a pre-tax gain of $13.2 million.
Selective Outlook for 2011
We expect prepublication investment for the year to be approximately $175 million versus $150.8 million in 2010. In addition, amortization of prepublication costs is projected to decline in 2011, which reflects the lower level of investment we made in 2010.
We are projecting capital expenditures for the year of approximately $125 million versus $115.4 million in 2010, largely due to increased digital and technology spending.
We expect free cash flow for the year of approximately $750 million. Free cash flow is a non-GAAP financial measure and reflects our cash flow provided by operating activities less capital expenditures, investment in prepublication costs and dividends. Further detail can be found within “Reconciliation of Non-GAAP Financial Information”.
Interest expense is expected to be relatively flat versus 2010.
Our effective tax rate for continuing operations was 36.3% for the three months and nine months ended September 30, 2011 and 2010. Including discontinued operations, the effective tax rate was 36.4% for the three and nine months ended September 30, 2011 and 2010. The tax rate is not expected to vary significantly throughout the remainder of the year absent the potential impact of numerous factors including intervening audit settlements, changes in federal, state or foreign law and changes in the geographical mix of our income.
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
S&P differentiates its revenue between transactional and non-transactional. Transaction revenue primarily includes fees associated with:
•	ratings related to new issuance of corporate and government debt instruments, and structured finance debt instruments;
•	bank loan ratings; and
•	corporate credit estimates, which are intended, based on an abbreviated analysis, to provide an indication of our opinion regarding creditworthiness of a company which does not currently have an S&P credit rating.
Non-transaction revenue primarily includes fees for surveillance of a credit rating, annual fees for customer relationship-based pricing programs and fees for entity credit ratings.

	Three Months			Nine Months
	2011	2010	% Change	2011	2010	% Change
Revenue:
Transaction	$131.2	$163.1	(19.5%)	$503.2	$462.4	8.8%
Non-transaction	278.7	254.4	9.5%	829.9	761.4	9.0%

Total revenue	$409.9	$417.5	(1.8%)	$1,333.1	$1,223.8	8.9%

% of total revenue:
Transaction	32.0%	39.1%		37.7%	37.8%
Non-transaction	68.0%	60.9%		62.3%	62.2%

Revenue:
Domestic	$207.3	$231.8	(10.6%)	$692.4	$669.3	3.5%
International	202.6	185.7	9.1%	640.7	554.5	15.5%

Total revenue	$409.9	$417.5	(1.8%)	$1,333.1	$1,223.8	8.9%

Operating income	$169.1	$187.3	(9.7%)	$572.2	$557.5	2.6%
Operating margin %	41.3%	44.9%		42.9%	45.6%
Foreign exchange rates had favorable impacts of $11.3 million on revenue and $16.3 million on operating income for the quarter, and favorable impacts of $27.9 million on revenue and $12.2 million on operating income for the first nine months.
Revenue
Three Months
Transaction revenue decreased, while non-transaction revenue grew compared to the third quarter of 2010. Non-transaction revenue includes an intersegment royalty charged to MH Financial for the rights to use and distribute content and data developed by S&P. Royalty revenue for the three months ended September 30, 2011 and 2010 was $16.2 million and $14.4 million, respectively.
The decrease in transaction revenue compared to the third quarter of 2010 was driven by a reduction in high-yield corporate bond issuance, and declines in structured finance and public finance. These declines were partially offset by growth in bank loan ratings. The decline in high-yield corporate bond issuance primarily resulted from the sovereign crisis in Europe and a slow economic recovery. U.S. municipal bond issuance decreased in the third quarter of 2011 compared to the same period last year as municipal market volume continues to decline which was driven by the federal Build America Bond program that concluded at the end of 2010. However, third quarter U.S. municipal bond activity was up 24% from issuance in the second quarter of 2011.
Revenue derived from non-transaction related sources increased compared to the third quarter of 2010, primarily as a result of growth in non-issuance related revenue at corporate ratings, primarily for surveillance fees and entity credit ratings and CRISIL, our majority owned Indian credit rating agency, primarily for outsourcing services. This was partially offset by declines in structured finance related to lower annual fees that were adversely impacted by increased deal maturities and defaults, primarily on collateralized debt obligation deals. Annual fees include surveillance fees and other customer relationship-based fees. Non-transaction revenue represented a larger percentage of total S&P revenue compared to the comparable prior-year period as transaction revenue decreased in the quarter as discussed above.
Nine Months
Both transaction and non-transaction revenue grew compared to the first nine months of 2010. The increase in transaction revenue was driven by global high-yield corporate bond issuance in the first half of 2011 related to refinancing activity as borrowers took advantage of low rates replacing existing bonds with less expensive debt as well as more companies issuing debt to fund acquisitions. In addition, bank loan ratings contributed to the revenue growth in the first nine months. Partially offsetting this increase were factors noted above for the quarter.
Non-transaction revenue grew due to the factors noted above for the quarter. Royalty revenue for the nine months ended September 30, 2011 and 2010 was $46.8 million and $41.3 million, respectively.
Operating Income
Operating income decreased compared to the third quarter of 2010 primarily due to the decrease in transaction revenue as noted above and increased expenses resulting from foreign exchange rates and higher personnel costs driven by global staff increases, including India. Operating income increased compared to the first nine months of 2010 due to growth in transaction and non-transaction revenue as noted above, partially offset by increased expenses resulting from foreign exchange rates, incremental compliance and regulatory costs and increased personnel costs.

Issuance Volumes
We monitor issuance volumes as an indicator of trends in transaction revenue streams within S&P. The following tables depict changes in issuance levels as compared to the prior year, based on Thomson Financial, Harrison Scott Publications and S&P’s internal estimates.

	Third Quarter		Year-to-Date
	Compared to Prior Year		Compared to Prior Year
Corporate Issuance	U.S.	Europe	U.S.	Europe
High-Yield Issuance	(68.1%)	(76.4%)	(2.3%)	4.8%
Investment Grade	(36.1%)	(57.6%)	(0.4%)	(9.4%)
Total New Issue Dollars — Corporate Issuance	(44.7%)	(59.5%)	(0.9%)	(8.4%)
•	Corporate issuance in the U.S. declined in the quarter as a result of significant decreases in high-yield issuance driven by the European sovereign crisis and a slow economic recovery. Year-to-date issuance in the U.S. was down slightly as third quarter decreases offset strong corporate high-yield debt issuance in the first half of the year driven by refinancing activity as corporations took advantage of low interest rates.
•	Europe corporate issuance is down in the quarter due to similar reasons noted above for the U.S. issuance. Year-to-date Europe high-yield issuance is up slightly as strong issuance in the first half of the year due to attractive funding conditions offset third quarter declines. However, Europe investment grade issuance is down year-to-date as third quarter declines offset strong issuance in the first half of the year as companies took advantage of attractive rates.

	Third Quarter		Year-to-Date
	Compared to Prior Year		Compared to Prior Year
Structured Finance	U.S.	Europe	U.S.	Europe
Residential Mortgage-Backed Securities (“RMBS”)	(60.1%)	(70.2%)	(49.4%)	29.2%
Commercial Mortgage-Backed Securities (“CMBS”)	73.7%	*	151.0%	(9.1%)
Collaterized Debt Obligations (“CDO”)	86.1%	354.9%	93.6%	(15.9%)
Asset-Backed Securities (“ABS”)	(17.8%)	(63.7%)	(5.6%)	28.5%
Covered Bonds	*	12.7%	*	32.3%
Total New Issue Dollars — Structured Finance	(10.7%)	(19.1%)	3.7%	30.7%

*	Covered bonds for the U.S. have no activity in 2011 and low issuance levels in 2010. CMBS for Europe had no activity in the third quarter of 2011 and low issuance levels in the comparable prior year period.
•	RMBS volume for the quarter and year-to-date is down in the U.S. due to lower re-REMIC activity (which is the repackaging of existing mortgage-backed securities), high unemployment, continued home pricing pressures and historically lower levels of mortgage originations. RMBS volume in Europe was significantly down in the quarter as a result of elevated concerns over the European sovereign crisis while year-to-date volume is up due to stronger issuance in United Kingdom and Netherlands in the first half of the year.
•	CMBS issuance is up in the U.S. as volumes continue to bounce back from a very low prior-year base and investors have become more comfortable with the fundamentals of the underlying commercial property markets. Europe CMBS issuance declined as there were no new CMBS deals this quarter as the result of widening credit spreads and economic concerns.
•	Issuance in the CDO asset class has primarily been attributed to nontraditional securitizations of structured credit. Nontraditional assets that are pooled to create a structured finance instrument could include assets such as railcar and container leases, or timeshare loans. U.S. issuance saw significant growth over very low volumes during the third quarter and first nine months of 2010 and CDO issuance in Europe was also up significantly for the quarter off a very low prior-year quarter volume. CDO issuance in Europe is down year-to-date as first quarter decreases resulting from banks being risk adverse in regards to originating new transactions in this asset class offset second and third quarter gains.
•	ABS issuance in the U.S. is down in the quarter primarily due to economic concerns and market volatility associated with European instability. These decreases were offset by strong auto loan activity and credit card volumes. Year-to-date ABS issuance is down as strong auto loan activity was more than offset by a reduction in student loan volumes and third quarter declines. European year-to-date ABS growth was primarily the result of strength in auto, consumer loans and credit cards.
•	Covered bond issuance (which are debt securities backed by cash flows from mortgages or public sector loans) in Europe is up as legislation continues to facilitate issuance and investors still view covered bonds as one of the least risky sectors of the structured finance market because the debt and underlying asset pool remain on the issuer’s financials ensuring that the pool consistently backs the covered bond.
Industry Highlights and Outlook
The longer term outlook for the corporate bond market continues to be healthy. There is a large amount of maturing global corporate debt which will eventually need to be refunded over the next several years. Also, in Europe, non-financial issuance should continue to be bolstered by a shift in corporate financing from bank loans to bonds reinforced by increased bank capital requirements. However, in the short-term, issuers may exercise some discretion as to the timing of the refunding transactions depending upon market conditions. During the third quarter of 2011, the volatility of the capital markets increased dramatically as the result of sovereign debt and economic concerns. As a result, credit spreads for both investment grade and high yield issuance widened substantially reducing issuance activity. Although the market conditions improved somewhat toward the end of the third quarter, credit spreads were still wide as the fourth quarter began and many issuers are still waiting for more favorable market conditions in which to issue corporate bonds. When credit spreads narrow, we expect to experience a resurgence in market activity. Until then, corporate bond issuance is expected to be subdued.
Structured finance non-transaction revenues are expected to continue to decline as surveillance fees have been adversely impacted by the reduction in CDO deals outstanding through maturities and defaults. The outlook for the CDO market is dependent upon banks’ willingness to initiate new loans and investors’ risk appetite to invest in new CDO structures.
The recovery of the RMBS and CMBS markets are ultimately dependent upon the recovery of both residential and commercial real estate markets. The U.S. CMBS market has fared better than the European CMBS market as the European market has been more unfavorably affected by the slowdown in economic growth. Increasing CMBS volumes will be somewhat dependent on the refinancing of commercial loans. The U.S. RMBS market remains under pressure given continued uncertainty over home pricing and unemployment. Although, the European RMBS issuance-volumes were strong during the first half of 2011, they did weaken during the third quarter and any potential resurgence is dependent upon sovereign and economic concerns subsiding.
We expect solid issuance volumes in the ABS market for the balance of the year which will be driven in large part by the auto sector. The market continues to adjust to new and proposed rules and regulations from the FDIC, Financial Accounting Standards Board and Securities and Exchange Commission, which may increase the cost to issuers of creating these types of structured finance instruments going forward. In addition, covered bond issuance in Europe is expected to be robust through the remainder of the year.
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
See Note 13 — Commitments and Contingencies to our unaudited Consolidated Financial Statements in this Quarterly Report on Form 10-Q for legal proceedings disclosure that amends the disclosure in our Annual Report.
McGraw-Hill Financial
MH Financial differentiates its revenue between subscription and non-subscription. Subscription revenue primarily includes:
•	products in our Integrated Desktop Solutions Group, include the following content: Capital IQ — a product suite that provides data and analytics for global financial professionals, Global Credit Portal — a web-based solution that provides real-time credit research, market information and risk analytics, and TheMarkets.com — a real-time research offering featuring content from the world’s leading brokers and independent research providers;
•	products in our Enterprise Solutions group, such as Global Data Solutions, which combines high-quality, multi-asset class and market data to help investors meet the new analytical, risk management, regulatory and front-to-back office operations requirements;
•	investment research products in our Research & Analytics group;
•	and other data subscriptions.
Non-subscription revenue is generated primarily from products in our Benchmarks group, specifically through fees based on assets underlying exchange-traded funds (“ETFs”); as well as certain advisory, pricing and analytical services in our Integrated Desktop Solutions group.

	Three Months			Nine Months
	2011	2010	% Change	2011	2010	% Change
Revenue:
Subscription	$251.8	$217.8	15.6%	$737.7	$637.5	15.7%
Non-subscription	96.7	76.5	26.4%	268.2	229.3	17.0%

Total revenue	$348.5	$294.3	18.4%	$1,005.9	$866.8	16.0%

Revenue:
Domestic	$241.7	$205.3	17.8%	$703.5	$610.3	15.3%
International	106.8	89.0	20.0%	302.4	256.5	17.9%

Total revenue	$348.5	$294.3	18.4%	$1,005.9	$866.8	16.0%

Operating income	$112.6	$85.8	31.2%	$306.7	$240.3	27.6%
Operating margin %	32.3%	29.1%		30.5%	27.7%
Foreign exchange rates had immaterial impacts on revenue and operating income for the quarter, and a favorable impact on revenue of $5.6 million and an immaterial impact on operating income for the first nine months.
Revenue
Three Months
Subscription and non-subscription revenue grew compared to the third quarter of 2010. Subscription revenue increased compared to the third quarter of 2010, primarily due to growth at Integrated Desktop Solutions. This was driven by platform enhancements resulting in market share gains and increased contract values for existing accounts at Capital IQ; the acquisition of TheMarkets.com in September 2010; and growth in the subscription base, both in new clients and in further expanding the existing customer base for the Global Credit Portal, which includes RatingsDirect. Enterprise Solutions also contributed to the increase driven primarily by growth in the subscription base for Global Data Solutions, which includes RatingsXpress, from new client relationships and expanded relationships into existing accounts.
Capital IQ continues to have significant client growth as the number of clients as of September 30, 2011 increased 17.7% from the prior year. Traditionally, subscription revenue has been primarily domestic, however, due to the continued enhancements of the Capital IQ international database, strong sales for the Global Credit Portal and RatingsXpress, particularly in Europe, double-digit international growth occurred in the third quarter of 2011.
Non-subscription revenue increased primarily at Benchmarks as total revenue at S&P Indices increased more than 30%. Revenue from S&P Indices represents approximately 25% of total MH Financial revenue in the quarter. Benchmarks increased due to a mix of higher average levels of assets under management for ETF products linked to our indices, significant increases in exchange-traded derivatives from higher trading volumes as a result of recent market volatility, higher sales from over-the-counter derivatives, and 11 new ETFs launched during the third quarter of 2011. Assets under management for ETFs rose 6.8% to $278.2 billion in 2011 from $260.4 billion in the third quarter of 2010. However, assets under management were down from the second quarter of 2011 primarily due to recent economic factors impacting the global markets. Also contributing to the increase in subscription revenue were and higher data and custom index sales in the quarter.
Nine Months
Both subscription and non-subscription revenue grew compared to the first nine months of 2010, due to the factors noted above for the quarter. S&P Indices increased 21.7% for the first nine months and revenue from S&P Indices represents approximately 24% of total MH Financial revenue in the first nine months.
Operating Income
Operating income increased compared to the third quarter and first nine months of 2010, primarily due to growth in ETF products, increases in the subscription base for the Global Credit Portal and Global Data Solutions and strong results in our CUSIP business in Enterprise Solutions. In addition, growth at Capital IQ and the acquisition of TheMarkets.com contributed to the increase for the first nine months. These increases were partially offset by higher personnel costs and staff increases internationally, mainly in India, and additional costs to build out our integrated data feed within Global Data Solutions and costs to further develop our infrastructure.
Industry Highlights and Outlook
The segment is focused on integrating and evolving its assets and capabilities into one scaled business that offers unique, high-value offerings across all asset classes. As a result of this integration, demand is expected to continue to increase for our Capital IQ and data and information offerings throughout the remainder of 2011. Also, products in our Benchmarks group should continue to benefit as ETF assets grow globally. This group also should see opportunities in volatility products as demand increases in the U.S. as well as internationally, primarily in the Middle East and Asia. Further, cross-selling opportunities will continue to present themselves as

Benchmarks has recently launched a product that has capabilities to integrate with our Capital IQ platform. However, demand for investment research products is expected to continue to decline as a result of cancelations caused by the competitive market conditions.
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

	Three Months			Nine Months
	2011	2010	% Change	2011	2010	% Change
Revenue:
SEG	$420.4	$534.7	(21.4%)	$818.8	$971.2	(15.7%)
HPI	516.9	520.0	(0.6%)	957.8	965.7	(0.8%)

Total revenue	$937.3	$1,054.7	(11.1%)	$1,776.6	$1,936.9	(8.3%)

Operating income	$314.7	$357.5	(12.0%)	$281.4	$347.3	(19.0%)
Operating margin %	33.6%	33.9%		15.8%	17.9%
Revenue and operating results for our MHE segment reflect the seasonal nature of our educational publishing businesses, with the first quarter being the least significant and the third quarter being the most significant.
Foreign exchange rates had favorable impacts of $6.9 million on revenue and $6.0 million on operating income for the quarter, and favorable impacts of $14.6 million on revenue and $3.3 million on operating income for the first nine months.
Revenue
Three Months
Revenue at SEG decreased compared to the prior-year quarter, primarily due to a decline in the adoption states that was largely driven by Texas. Last year SEG received significant third-quarter revenue related to the state’s reading/literature adoption, but this year’s adoption for other curriculum areas offered less revenue potential for SEG. In addition, revenue during the quarter was unfavorably impacted by the fact that Texas did not begin processing orders from school districts until the second week of August, much later than its purchasing pattern in 2010 and earlier years. California sales also declined for the quarter owing to a timing shift in Los Angeles Unified, the state’s largest district, which previously placed orders for workbooks and other items related to Open Court Reading, a McGraw-Hill program, in the third quarter. This year the district adopted McGraw-Hill’s California Treasures as its new K-5 reading program, ordering most components in the second quarter of 2011, and thus reorders for components of the older program did not occur in the third quarter.
Sales in the open territory decreased from the comparable prior-year quarter primarily due to lower sales in Pennsylvania, where Philadelphia placed large orders for reading and math intervention programs in 2010 that did repeat in 2011.
Custom testing revenue increased primarily due to increases in the scope of work for a contract in the Middle East, while shelf revenue declined slightly as a result of lower sales of TerraNova products.
In the HPI group, Higher Education decreased slightly from the prior-year quarter as enrollments were flat or down slightly from the comparable period. A decline in our Humanities, Social Studies and Languages (“HSSL”) product line also occurred because some of our most popular titles appeared in new editions last year, increasing 2010 sales. Partially offsetting this decline was continued digital revenue growth, driven by the Homework Management product line, primarily McGraw-Hill Connect.

•	Key titles contributing to the performance in the quarter included McConnell, Economics, 19/e; Saladin, Anatomy and Physiology: Unity of Form and Function, 6/e; Wild, Financial Accounting Principles, 20/e; Ober, Gregg College Keyboarding, 11/e; and Garrison, Managerial Accounting, 14/e.
Professional increased slightly over the comparable prior-year quarter as double-digit growth in digital revenue, primarily from digital subscription products and slightly higher book publishing sales (including both print and digital eBooks). Revenue was also favorably impacted by the latest release of Harrison’s Principles of Internal Medicine, 18/e.
International increased from the comparable prior-year quarter, driven primarily by the favorable impact of foreign exchange rates as well as higher sales in the Middle East and several other regions, partially offset by lower sales in Asia.
Nine Months
Revenue at SEG decreased compared to the prior year, primarily due to declines in the adoption states as noted above for the quarter, as well as declines in open territory sales and custom testing revenue. In addition to the decreases noted above for the quarter, sales in the open territory decreased from the comparable prior-year period due to lower sales in New York, Ohio and Minnesota. Custom testing revenue also declined primarily due to a challenging comparison with the first nine months of 2010, when results benefited from the timing of revenue in Missouri.
In the HPI group, Higher Education decreased primarily due the declines in our HSSL product line as noted above for the quarter, partially offset by growth in digital revenue during the first nine months.
Professional was relatively flat over the comparable prior year as digital subscription products offset a decline in book sales that was driven principally by conditions in the retail market.
International increased slightly from the comparable prior year as a result of the favorable impact of foreign exchange rates. Lower sales in Asia, the Middle East and Africa, where regional conditions affected some markets, partially offset by growth over the nine months in Canada, Europe and India.
Operating Income
In the third quarter and first nine months of 2011 operating results for MHE decreased, primarily due to declines in revenue as noted above as well as increased costs mainly in Higher Education, primarily due to technology requirements and the continuing investment in digital product development. This decrease was partially offset by a reduction in plant amortization and lower direct expenses associated with the decrease in the adoption states.
Industry Highlights and Outlook
According to statistics compiled by the Association of American Publishers, total net sales of elementary and secondary instructional materials decreased by 15.6% through August 2011. Net sales for the industry in the adoption states decreased by 24.5% compared to the prior-year period, while net sales in the open territory states decreased by 4.6% compared to the prior-year period.
Total U.S. PreK-12 enrollment for 2010-2011 is estimated at nearly 56 million students, up 0.4% from 2009-2010, according to the National Center for Education Statistics (“NCES”). The median projected increase in U.S. college enrollments is a rise of 13% to 20.6 million between 2007 and 2018, according to NCES. The U.S. college new textbook market was $4.6 billion in 2010 and is expected to be flat in 2011.
McGraw-Hill Information & Media
I&M includes such brands as Platts, J.D. Power and Associates (“JDPA”), McGraw-Hill Construction and Aviation Week. The Broadcasting Group has historically been part of the I&M segment. In accordance with the presentation of the Broadcasting Group as discontinued operations, the results of operations for all periods presented have been reclassified to reflect this change. See Note 2 — Acquisitions and Divestitures to our unaudited Consolidated Financial Statements for further discussion.

	Three Months			Nine Months
	2011	2010	% Change	2011	2010	% Change
Total revenue	$228.5	$204.1	11.9%	$657.6	$590.4	11.4%
Operating income	$51.3	$43.8	17.1%	$139.1	$118.0	17.9%
Operating margin %	22.4%	21.4%		21.1%	20.0%
Foreign exchange rates had an immaterial impact on revenue and operating income for the quarter, and a $3.2 million favorable impact on revenue and an unfavorable impact of $1.8 million on operating income for the first nine months.

Revenue
Three Months
In the third quarter of 2011, revenue at I&M increased primarily by strong demand for Platts’ proprietary content and by growth in syndicated studies and consulting services across our automotive and non-automotive sectors.
Platts’ revenue grew by more than 25% and represents nearly 50% of total I&M revenue for the quarter. Platts’ global commodities products, primarily related to petroleum and natural gas, have shown strong growth as continued volatility in crude oil and other commodity prices drove the need for market information. The spread between the highest and lowest price for crude oil futures during the third quarter was approximately 89% greater than the spread in the prior-year quarter. In addition, prices moved between a wider spread in the quarter as compared to the prior-year quarter. Growth in international revenue across the commodities products was strong across all regions, particularly in Europe.
International growth for our automotive revenue was strong in the quarter across all regions. Also contributing to our revenue growth in the third quarter was the final transitioning during 2010 of certain automotive syndicated studies to an online service platform. This resulted in revenue that was deferred last year to be recognized this year and this will continue to favorably impact revenue comparisons for the remainder of 2011.
Partially offsetting these increases at I&M were decreases in our construction business as market declines have continued to slow new business growth.
Nine Months
In the first nine months of 2011, I&M revenue increase was driven primarily by the factors noted above for the quarter. Platts revenue grew by 21.1% and represents approximately 47% of total I&M revenue for the first nine months.
Operating Income
The key drivers for operating income growth in the segment for the third quarter and first nine months of 2011 were the revenue growth mentioned above along with lower compensation costs as a result of 2010 restructuring actions. Additional costs from our acquisition of Bentek Energy LLC and Steel Business Briefing Group partially offset the growth in the segment. Also impacting operating income for the first nine months were a number of nonrecurring items consisting of a write-off of deferred costs recorded in prior periods, offset by a gain on the sale of our interest in LinkedIn Corporation as discussed in more detail in Note 2 – Acquisition and Divestitures to our unaudited Consolidated Financial Statements, and insurance recoveries on costs incurred in prior periods.
Industry Highlights and Outlook
In 2011, I&M expects to continue to invest in digital capabilities that will enable the businesses to become more integrated, creating a foundation for the development of new products and revenue streams. The segment will further expand its presence in selected markets and geographies to help drive growth.
The continuing growth in oil demand and the uncertainty of supply causes volatility in energy prices, which will drive market participant demand for Platt’s proprietary content, including news and price assessments to enable trading decisions. The International Energy Agency projects that world oil consumption will grow by 1.0 million barrels per day in 2011, down from previous forecasts.
Demand for our automotive studies is driven by the performance of the automotive industry. In the third quarter of 2011, global and U.S. light vehicle sales increased 3.0% and 5.9%, respectively, compared to the third quarter of 2010, largely as a result of continued strength in emerging markets, recovery in Western Europe and U.S. demand.
Demand for our construction offerings is primarily dependent on the non-residential construction industry. In the third quarter of 2011, the value of new construction starts declined 6% from a year ago. In the third quarter of 2011, non-residential building construction declined 16% from a year ago, while residential building climbed 10%, compared to the third quarter of 2010. Non-building construction in the third quarter of 2011 was down 7% from a year ago, as decreased activity for public works was partially offset by continued strength for electric utilities.
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

Cash Flow Overview
Cash and cash equivalents were $1.4 billion as of September 30, 2011, a decrease of $88.0 million from December 31, 2010, and consisted of domestic cash of $868.0 million and cash held abroad of $569.6 million. Typically, cash held outside the U.S. is anticipated to be utilized to fund international operations or to be reinvested outside of the U.S., as a significant portion of our opportunities for growth in the coming years are expected to be abroad. In the event funds from international operations are needed to fund operations in the U.S., we would be required to accrue for and pay taxes in the U.S. to repatriate these funds.

	Nine Months
	2011	2010	% Change
Net cash provided by (used for):
Operating activities	$1,037.6	$1,053.3	(1.5%)
Investing activities	(366.2)	(467.2)	(21.6%)
Financing activities	(752.9)	(464.0)	62.3%
In the first nine months of 2011, free cash flow decreased to $627.3 million compared to $650.6 million in the first nine months of 2010, a decrease of $23.3 million. The decline is due primarily to a decrease in cash provided by operating activities as discussed below. Free cash flow is a non-GAAP financial measure and reflects our cash flow provided by operating activities less investment in prepublication costs, capital expenditures and dividends. Capital expenditures include purchases of property and equipment and additions to technology projects. See “Reconciliation of Non-GAAP Financial Information” for a reconciliation of cash flow provided by operating activities, the most directly comparable U.S. GAAP financial measure, to free cash flow.
Operating Activities
Cash provided by operating activities decreased $15.7 million to $1.0 billion for the first nine months of 2011, mainly due to increased payments to vendors and higher payments for incentives, partially offset by federal tax refunds received in 2011 for the 2010 tax year and stronger operating results.
Higher incentive compensation payments in 2011 reflect greater achievement against targeted results in 2010 as compared to achievement against targets in 2009.
Investing Activities
Our cash outflows from investing activities are primarily for acquisitions, investment in pre-publication costs and capital expenditures, while cash inflows are primarily from dispositions.
Cash used for investing activities decreased $101.0 million to $366.2 million for the first nine months of 2011, primarily due to a higher amount of cash paid for acquisitions in the prior period. In 2011, we acquired Steel Business Briefing Group and Bentek Energy LLC, both to be included as part of I&M, and assets of Bookette Software Company to be integrated with MHE. In 2010, we acquired substantially all of the assets and certain liabilities of TheMarkets.com LLC to be included as part of MH Financial and a 1.3% interest in Ambow Education Holding Ltd. Refer to Note 2 – Acquisition and Dispositions to our unaudited Consolidated Financial Statements for further information.
Financing Activities
Our cash outflows from financing activities consist primarily of share repurchases and dividends, while cash inflows are primarily proceeds from the exercise of stock options.
Cash used for financing activities increased $288.9 million to $752.9 million for the first nine months of 2011. The increase is primarily attributable to cash used to repurchase shares, partially offset by higher proceeds from stock option exercises due to increased exercise activity as a result of an increase in our stock price. During the first nine months of 2011, we utilized cash to repurchase 16.3 million shares for $635.3 million, at an average price of $39.09 per share. An additional 0.5 million shares were repurchased in the third quarter of 2011 for $19.4 million, which settled in October 2011. We repurchased 8.7 million shares for $255.8 million at an average price of $29.37 per share during the first nine months of 2010. The repurchased shares may be used for general corporate purposes, including the issuance of shares for stock compensation plans and to offset the dilutive effect of the exercise of employee stock options.
In the first nine months of 2011, 8.4 million shares have been repurchased to complete the stock repurchase program that was approved by the Board of Directors in 2007 (the “2007 Repurchase Program”). As of September 30, 2011, no shares remained available under the 2007 Repurchase Program.
On June 29, 2011, the Board of Directors approved a new stock repurchase program authorizing the purchase of up to 50.0 million shares (the “2011 Repurchase Program”), which was approximately 17% of the total shares of our outstanding common stock at that time. The 2011 Repurchase Program has no expiration date and purchases under this program may be made from time to time on the open market and in private transactions, depending on market conditions. As of September 30, 2011, 41.7 million shares remained available under the 2011 Repurchase Program.
On January 19, 2011, the Board of Directors approved an increase in the quarterly common stock dividend from $0.235 to $0.25 per share.
Additional Financing
Currently, we have the ability to borrow $1.2 billion in additional funds through our commercial paper program, which is supported by our $1.2 billion three-year credit agreement (our “credit facility”) that will terminate on July 30, 2013. We pay a commitment fee of 15.0 to 35.0 basis points for our credit facility, depending on our credit rating, whether or not amounts have been borrowed and currently pay a commitment fee of 20.0 basis points. The interest rate on borrowings under our credit facility is, at our option, calculated using rates that are primarily based on either the prevailing London Inter-Bank Offer Rate, the prime rate determined by the administrative agent or the Federal funds rate. For certain borrowings under our credit facility there is also a spread based on our credit rating added to the applicable rate. As of September 30, 2011, we have not utilized our credit facility for additional funds.
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
The presentation of free cash flow is not intended to be considered in isolation or as a substitute for the financial information prepared and presented in accordance with U.S. GAAP. Free cash flow, as we calculate it, may not be comparable to similarly titled measures employed by other companies. The following table presents a reconciliation of our cash flow provided by operating activities to free cash flow for the nine months ended September 30:

	2011	2010
Cash provided by operating activities	$1,037.6	$1,053.3
Investment in prepublication costs	(105.1)	(99.3)
Capital expenditures	(69.6)	(65.3)

Cash flow before dividends	862.9	888.7

Dividends paid to shareholders	(224.7)	(221.3)
Dividends paid to noncontrolling interests	(10.9)	(16.8)

Free cash flow	$627.3	$650.6

CRITICAL ACCOUNTING ESTIMATES
Our accounting policies are described in Note 1 – Accounting Policies to the Consolidated Financial Statements in our Annual Report. As discussed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report, we consider an accounting estimate to be critical if it required assumptions to be made that were uncertain at the time the estimate was made and changes in the estimate or different estimates could have a material effect on our results of operations. These critical estimates include those related to revenue recognition, allowance for doubtful accounts and sales returns, inventories, prepublication costs, accounting for the impairment of long-lived assets (including other intangible assets), goodwill and indefinite-lived intangible assets, retirement plans and postretirement healthcare and other benefits, stock-based compensation, income taxes and contingencies. We base our estimates on historical experience, current developments and on various other assumptions that we believe to be reasonable under these circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that cannot readily be determined from other sources. There can be no assurance that actual results will not differ from those estimates. Since the date of our Annual Report, there have been no changes to our critical accounting estimates.
RECENTLY ISSUED OR ADOPTED ACCOUNTING STANDARDS
Refer to Note 14 – Recently Issued or Adopted Accounting Standards to our unaudited Consolidated Financial Statements for a discussion of certain accounting standards that have been adopted during 2011 and certain accounting standards which we have not yet been required to adopt and may be applicable to our future financial position, results of operations or cash flows.
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
Forward-looking statements can be identified by the use of words such as “believe,” “expect,” “plan,” “estimate,” “project,” “target,” “anticipate,” “intend,” “may,” “will,” “continue” and other words of similar meaning in connection with a discussion of future operating or financial performance. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual outcomes and results could differ materially from what is expected or forecasted. These risks and uncertainties include, among others:
•	worldwide economic, financial, political and regulatory conditions;

•	currency and foreign exchange volatility;

•	the effect of competitive products and pricing;

•	the level of success of new product development and global expansion;

•	the level of future cash flows;

•	the levels of capital and prepublication investments;

•	income tax rates;

•	restructuring charges;

•	the health of debt and equity markets, including credit quality and spreads, the level of liquidity and future debt issuances;

•	the level of interest rates and the strength of the capital markets in the U.S. and abroad;

•	the demand and market for debt ratings, including CDOs, residential and commercial mortgage and asset-backed securities and related asset classes;

•	the state of the credit markets and their impact on S&P and the economy in general;

•	the regulatory environment affecting S&P;

•	the level of merger and acquisition activity in the U.S. and abroad;

•	the level of funding in the education market;

•	SEG’s level of success in adoptions and open territories;

•	enrollment and demographic trends;

•	the strength of SEG’s testing market, HPI’s publishing markets and the impact of technology on them;

•	continued investment by the construction, automotive, computer and aviation industries;

•	the strength of the domestic and international advertising markets;

•	the strength and performance of the domestic and international automotive markets;

•	the volatility of the energy marketplace;

•	and the contract value of public works, manufacturing and single-family unit construction.
In addition, there are certain risks and uncertainties relating to our previously announced Growth and Value Plan which contemplates a tax-free spin-off of our education business, including, but not limited to, the impact and possible disruption to our operations, the timing and certainty of completing the transaction, unanticipated developments that may delay or negatively impact the spin-off, and the ability of each business to operate as an independent entity upon completion of the spin-off. We caution readers not to place undue reliance on forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no significant changes in our exposure to market risk during the nine months ended September 30, 2011 from December 31, 2010. Our exposure to market risk includes changes in foreign exchange rates. We have operations in various foreign countries where the functional currency is primarily the local currency. For international operations that are determined to be extensions of the parent company, the U.S. dollar is the functional currency. We typically have naturally hedged positions in most countries from a local currency perspective with offsetting assets and liabilities. As of September 30, 2011, we have entered into an immaterial amount of forward exchange contracts to hedge the effect of adverse fluctuations in foreign currency exchange rates. We have not entered into any derivative financial instruments for speculative purposes.
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
As of September 30, 2011, an evaluation was performed under the supervision and with the participation of management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the U.S. Securities Exchange Act of 1934). Based on that evaluation, management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2011.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
See Note 13 – Commitments and Contingencies to our unaudited Consolidated Financial Statements in this Quarterly Report on Form 10-Q for legal proceedings disclosure that amends the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2010 (our “Annual Report”).
Item 1a. Risk Factors
Our Annual Report contains detailed cautionary statements which identify all known material risks, uncertainties and other factors that could cause our actual results to differ materially from historical or expected results. The only change to the risk factors we have previously disclosed in Item 1a, Risk Factors, in our Annual Report is as follows:
Risks associated with the proposed spin-off transaction
•	Our previously announced tax-free spin-off is complex in nature and subject to various regulatory approvals, a favorable letter ruling from the Internal Revenue Service and may be affected by unanticipated developments or changes in market conditions. These factors could prevent the completion of or otherwise adversely affect or delay the proposed spin-off.

•	Completion of the spin-off requires significant time, effort, and expense. Any delays in the anticipated completion of the spin-off may increase the expenses which we incur to complete the transaction. The separated businesses could also face unanticipated problems in operating independently, and thus may not achieve the anticipated benefits of the separation.

•	If consummated, the spin-off will result in two separate independent public companies each of which will be a smaller, less diversified company than we currently are with a narrower business focus than we currently have. In addition, diversification of revenues, costs, and cash flows may diminish. As such, it is possible that our results of operations, cash flows, working capital and financing requirements may be subject to increased volatility.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On January 31, 2007, the Board of Directors approved a stock repurchase program authorizing the purchase of up to 45.0 million shares (the “2007 Repurchase Program”), which was 12.7% of the total shares of our outstanding common stock at that time. During the third quarter of 2011, we repurchased the remaining 0.7 million shares.
On June 29, 2011, the Board of Directors approved a new stock repurchase program authorizing the purchase of up to 50.0 million shares (the “2011 Repurchase Program”), which was approximately 17% of the total shares of our outstanding common stock at that time. During the third quarter of 2011, we repurchased 8.3 million shares and, as of September 30, 2011, 41.7 million shares remained available under the 2011 Repurchase Program. The repurchased shares may be used for general corporate purposes, including the issuance of shares for stock compensation plans and to offset the dilutive effect of the exercise of employee stock options. The 2011 Repurchase Program has no expiration date and purchases under this program may be made from time to time on the open market and in private transactions, depending on market conditions.
The following table provides information on our purchases of our outstanding common stock during the third quarter of 2011 pursuant to the 2007 Repurchase Program and the 2011 Repurchase Program (column c). In addition to these purchases, the number of shares in column (a) include: 1) shares of common stock that are tendered to us to satisfy our employees’ tax withholding obligations in connection with the vesting of awards of restricted shares (we repurchase such shares based on their fair market value on the vesting date), and 2) our shares deemed surrendered to us to pay the exercise price and to satisfy our employees’ tax withholding obligations in connection with the exercise of employee stock options. There were no other share repurchases during the quarter outside the repurchases noted below.
(amounts in millions, except per share price)

			(c) Total Number of	(d) Maximum Number
			Shares Purchased as	of Shares that may yet
	(a) Total Number of	(b) Average Price Paid	Part of Publicly	be Purchased Under
Period	Shares Purchased	per Share	Announced Programs	the Programs
Jul. 1 — Jul. 31, 2011	—	—	—	50.7
Aug. 1 — Aug. 31, 2011	6.4	$37.86	6.4	44.3
Sept. 1 — Sept. 30, 2011	2.6	$43.12	2.6	41.7

Total — Qtr	9.0	$39.40	9.0	41.7

Item 6. Exhibits

(15)	Letter on Unaudited Interim Financials

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

(32)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(101.INS)	XBRL Instance Document

(101.SCH)	XBRL Taxonomy Extension Schema

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase

(101.LAB)	XBRL Taxonomy Extension Label Linkbase

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

The McGraw-Hill Companies, Inc.
Registrant

Date: October 21, 2011	By	/s/ Jack F. Callahan, Jr.
Jack F. Callahan, Jr.
Executive Vice President and Chief Financial Officer

Date: October 21, 2011	By	/s/ Kenneth M. Vittor
Kenneth M. Vittor
Executive Vice President and General Counsel

Date: October 21, 2011	By	/s/ Emmanuel N. Korakis
Emmanuel N. Korakis
Senior Vice President and Corporate Controller