Form 10-K
period 2011-12-31
MCGRAW-HILL COMPANIES INC
filed 2012-02-07
CIK 64040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

YES ☑    NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☑ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☐ Smaller reporting company
.	(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐    NO ☑

The aggregate market value of voting stock held by non-affiliates of the Registrant as of the last business day of the second fiscal quarter ended June 30, 2011, was $12.6 billion, based on the closing price of the common stock as reported on the New York Stock Exchange of $41.91 per common share. For purposes of this calculation, it is assumed that directors, executive officers and beneficial owners of more than 10% of the registrant outstanding stock are affiliates. The number of shares of common stock of the Registrant outstanding as of January 20, 2012 was 278 million shares.

Part III incorporates information by reference from the definitive proxy statement for the 2012 annual meeting of shareholders.

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

Forward-looking statements can be identified by the use of words such as “believe,” “expect,” “plan,” “estimate,” “project,” “target,” “anticipate,” “intend,” “may,” “will,” “continue” and other words of similar meaning in connection with a discussion of future operating or financial performance. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual outcomes and results could differ materially from what is expected or forecasted. These risks and uncertainties include, among others:

•	worldwide economic, financial, political and regulatory conditions;

•	currency and foreign exchange volatility;

•	the effect of competitive products and pricing;

•	the level of success of new product development and global expansion;

•	the level of future cash flows;

•	the levels of capital and prepublication investments;

•	income tax rates;

•	restructuring charges;

•	the health of debt and equity markets, including credit quality and spreads, the level of liquidity and future debt issuances;

•	the level of interest rates and the strength of the capital markets in the U.S. and abroad;

•	the demand and market for debt ratings, including collateralized debt obligations, residential and commercial mortgage and asset-backed securities and related asset classes;

•	the state of the credit markets and their impact on Standard & Poor’s Ratings and the economy in general;

•	the regulatory environment affecting Standard & Poor’s Ratings;

•	the level of merger and acquisition activity in the U.S. and abroad;

•	the level of funding in the education market;

•	School Education Group’s level of success in adoptions and open territories;

•	enrollment and demographic trends;

•	the strength of School Education Group’s testing market, Higher Education, Professional and International’s publishing markets and the impact of technology on them;

•	continued investment by the construction, automotive, computer and aviation industries;

•	the strength of the domestic and international advertising markets;

•	the strength and performance of the domestic and international automotive markets;

•	the volatility of the energy marketplace;

•	and the contract value of public works, manufacturing and single-family unit construction.

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

PART I

Item 1. Business

Overview

The McGraw-Hill Companies, Inc. (together with its consolidated subsidiaries, the “Company,” the “Registrant,” “we,” “us” or “our”) is a leading global information services provider serving the financial, education, commercial and commodities markets with the information they need to succeed in the “Knowledge Economy”. We serve our global customers through a broad range of products, services and distribution channels, including digital data and information, integrated digital platforms, online via Internet Websites as well as with printed books, magazines and newsletters, and conferences and trade shows.

On September 12, 2011, we announced that our Board of Directors unanimously approved a comprehensive Growth and Value Plan as the culmination of a portfolio review begun in late 2010. One of the primary features of this plan is the separation of the enterprise into two public companies: McGraw-Hill Financial, focused on content and analytics for financial markets, and McGraw-Hill Education, focused on education services and digital learning. On December 7, 2011, management provided an update on our Growth and Value Plan, discussing new actions that will facilitate the separation into two independent companies. Highlighted actions included:

•	Reporting results for 2012 in five lines of business for the new McGraw-Hill Financial (S&P Ratings, S&P Capital IQ, S&P Indices, Commodities Markets, and Commercial Markets).

•	Reducing the McGraw-Hill Education workforce by 10% to create a flatter and more agile organization.

•	Freezing our U.S. defined-benefit pension plan as of April 1, 2012 and focusing our retirement program on market-competitive offerings.

•	Repurchasing additional shares through a $500 million accelerated share repurchase transaction.

Further information regarding these actions can be found in our Notes to the Consolidated Financial Statements under Item 8, Consolidated Financial Statements and Supplementary Data, in this report.

We expect to complete the separation by the end of 2012 through a tax-free spin-off of the education business to the Company’s shareholders, subject to various conditions and regulatory approvals including final Board approval and a tax ruling from the Internal Revenue Service.

Furthermore, on October 3, 2011, we entered into a definitive agreement with The E.W. Scripps Company to sell the Broadcasting Group. The sale was completed on December 30, 2011, when we received net proceeds of approximately $216 million. The divestiture of our Broadcasting Group, previously included in our Commodities & Commercial segment (previously named the McGraw-Hill Information & Media segment), was carried out pursuant to our Growth and Value Plan discussed in further detail below. As a result of the sale, the results of operations for all periods presented have been reclassified to reflect the Broadcasting Group as a discontinued operation and the assets and liabilities of the business have been removed from the Consolidated Balance Sheet as of December 31, 2011 and reclassified as held for sale as of December 31, 2010.

Our Businesses

We have four operating segments which have historically been named: Standard & Poor’s (“S&P”), McGraw-Hill Financial, McGraw-Hill Information & Media and McGraw-Hill Education (“MHE”). As part of our Growth and Value Plan we have changed the names of our four operating segments to align with how we plan on referring to the businesses going forward. S&P has changed to S&P Ratings, McGraw-Hill Financial has been changed to S&P Capital IQ / S&P Indices, McGraw-Hill Information & Media has changed to Commodities & Commercial (“C&C”) and MHE has remained the same. Going forward, the new McGraw-Hill Financial will include S&P Ratings, S&P Capital IQ / S&P Indices and C&C.

S&P Ratings

S&P Ratings is the world's foremost provider of credit ratings. Credit ratings are one of several tools that investors can use when making decisions about purchasing bonds and other fixed income investments. They are opinions about credit risk and our ratings express our opinion about the ability and willingness of an issuer, such as a corporation or state or city government, to meet its financial obligations in full and on time. Our credit ratings can also speak to the credit quality of an individual debt issue, such as a corporate or municipal bond, and the relative likelihood that the issue may default.

With offices in over 20 countries around the world, S&P Ratings is an important part of the world's financial infrastructure and has played a leading role for over 150 years in providing investors with information and independent benchmarks for their investment and financial decisions and access to the financial markets. The key constituents S&P Ratings serves are investors; corporations; governments; municipalities; commercial and investment banks; insurance companies; asset managers; and other debt issuers.

S&P Ratings differentiates its revenue between transactional and non-transactional. Transaction revenue primarily includes fees associated with:

•	ratings related to new issuance of corporate and government debt instruments, and structured finance debt instruments;

•	bank loan ratings; and

•

corporate credit estimates, which are intended, based on an abbreviated analysis, to provide an indication of our opinion regarding creditworthiness of a company which does not currently have an S&P Ratings credit rating.

Non-transaction revenue primarily includes fees for surveillance of a credit rating, annual fees for customer relationship-based pricing programs and fees for entity credit ratings.

Global markets have begun to recover and some are expanding rapidly, particularly those in emerging economies such as China and India, and raising capital is essential for growth. Though some uncertainties do remain, individuals, countries, and corporations will continue to require access to world capital markets, and investors will demand the diversification they offer. The primary risk point in the financial markets has moved to Europe. New financial legislation around the world will help improve investor confidence and market stability.

S&P Capital IQ / S&P Indices

S&P Capital IQ / S&P Indices is a leading global provider of digital and traditional research and analytical tools for investment advisors, wealth managers and institutional investors. It deploys the latest innovative technology driven strategies to deliver to customers an integrated portfolio of cross-asset analytics, desktop services, valuation and index benchmarks and investment recommendations in the rapidly growing financial information, data and analytics market. The key constituents S&P Capital IQ / S&P Indices serves are asset managers; investment banks; investors; brokers; financial advisors; investment sponsors; and companies’ back-office functions, including compliance, operations, risk, clearance, and settlement.

S&P Capital IQ / S&P Indices differentiates its revenue between subscription and non-subscription. Subscription revenue primarily includes:

•

products in our Integrated Desktop Solutions Group, which include the following content: Capital IQ – a product suite that provides data and analytics for global financial professionals, Global Credit Portal – a web-based solution that provides real-time credit research, market information and risk analytics, and TheMarkets.com – a real-time research offering featuring content from the world’s leading brokers and independent research providers;

•

products in our Enterprise Solutions group, such as Global Data Solutions, which combines high-quality, multi-asset class and market data to help investors meet the new analytical, risk management, regulatory and front-to-back office operations requirements;

•	investment research products in our Research & Analytics group;

•	and other data subscriptions.

Non-subscription revenue is generated primarily from products in our S&P Indices group, specifically through fees based on assets underlying exchange-traded funds; as well as certain advisory, pricing and analytical services in our Integrated Desktop Solutions group.

The increasing interconnections among the world economies and financial markets underpin the need for financial information. The retirement of the baby boomers in developed countries as well as the emergence of a vast new middle class in developing countries will also increase the need for financial services.

Commodities & Commercial

C&C consists of business-to-business companies specializing in the commercial and commodities markets, each an expert in its industry, that deliver their customers access to actionable pricing benchmarks, data and analytics. C&C includes such brands as Platts, J.D. Power and Associates, McGraw-Hill Construction and Aviation Week. The Broadcasting Group has historically been part of the C&C segment and was sold on December 30, 2011. In accordance with the presentation of the Broadcasting Group as discontinued operations, the results of operations for all periods presented have been reclassified to reflect this change.

Key markets served by C&C include professionals and corporate executives in automotive, aerospace and defense, construction, and energy; and global business and financial professionals, traders, investors, marketers, advertisers, and consumers worldwide.

The global business is driven by the need for information and transparency in a variety of industries, and to a lesser extent, by advertising revenue. C&C delivers critical information, largely through digital channels, for the energy, construction, aerospace and defense, automotive, and general business markets. The recent recession has adversely affected the construction and automobile industries. These sectors are beginning to stabilize, but the rate of recovery is still unknown. Information is the main currency of the new industrial age. Global information coverage and the interconnections in global trade and finance demand faster and more accurate information flows.

McGraw-Hill Education

MHE is one of the premier global educational publishers and consists of two operating groups: the School Education Group (“SEG”), serving the elementary and high school (“el-hi”) markets, and the Higher Education, Professional and International Group (“HPI”), serving the college and university, professional, international and adult education markets. As world economies become increasingly centered on the service sector and technology and as the global population continues to rise, education is more than ever the key to growth.

The el-hi market is changing with digital capabilities becoming increasingly critical. SEG sells textbooks and supplemental materials (in print, digital, and hybrid versions) and provides online and traditional assessment and reporting services. The key markets are pre-kindergarten, elementary, secondary, testing, supplemental, vocational, and post-secondary fields in the United States. The market for textbooks consists of adoption states, which are states that provide educational funding to school districts for specific programs based on adoption calendars, and open territory states, which are states that do not follow adoption calendars. This market is influenced strongly by the size and timing of state adoption opportunities and the availability of funds in adoption states and in the open territory. Federal support has eased some of the pressure on state and local finances, which has helped to mitigate the cutbacks in K-12 education.

In the college and university market, and the international market, we sell integrated digital e-learning platforms, textbooks and other instructional resources for the broad range of higher education disciplines. Key markets for higher education products are domestic and international colleges, universities, post-graduate institutions and English as a Second Language (ESL) programs. For the professional market, both in the United States and internationally, we offer digital and print products in medicine, healthcare, engineering, science, computer technology, business, education and general reference.

The college and university market is affected by enrollments, higher education funding and the number of courses available to students. Enrollments in degree-granting higher education institutions are projected to rise by 13% to 20.6 million by 2018, according to the National Center for Educational Statistics. College enrollments are rising as more high school graduates perceive the need to bridge skills gaps with college-educated workers. Continuing education is becoming more common, as workers may need to change careers several times over the course of a working lifetime. Reflecting these trends, online enrollments have continued to grow more rapidly than the total higher education population. Internationally, postsecondary enrollments are also increasing in many regions, notably in India, China and other emerging economies.

Our Strategy

As discussed above, on September 12, 2011 we announced our Growth and Value Plan which includes the creation of two independent companies: McGraw-Hill Financial, a world leader in content and analytics for financial and commodities markets, and McGraw-Hill Education, a global leader in education services and digital learning. This transaction is expected to be completed by the end of 2012.

Four key trends are increasing the need for content and analytics in the financial, commercial and commodities markets:

•	The globalization of the capital markets: the global demand for capital and commodities markets trading and liquidity is expanding rapidly in both developed and emerging markets

•	The need for data-driven decision making tools: developments in technology, communications and data processing have increased the demand for time-critical, multi-asset class data and solutions

•

Systemic regulatory change: new global legislation (e.g. Dodd-Frank, U.S. Commodity Futures Trading Commission and Basel III) is creating new and complex operating and capital models for banks and market participants

•	Increased volatility and risk: there is amplified uncertainty and market volatility around short-term events are driving the need for new methodologies to measure risk, return and profitability

McGraw-Hill Financial

In 2012, we plan to focus on the following strategies for our financial information businesses to capitalize on the above four trends:

•	Integrated Solutions: providing integrated solutions within and across market segments that fill evolving customer needs

•	Distribution: capturing additional revenue by leveraging and expanding our strong channel relationships

•	Geographic Penetration: using our vast global footprint to capitalize on opportunities in mature and growth markets

•	Scalable Capabilities: creating and leveraging efficiency and effectiveness through common platforms, processes and standards

•	Continuing to pursue targeted acquisitions and alliances

•	Continuing cost-reduction initiatives

Integrated Solutions: providing integrated solutions within and across market segments that fill evolving customer needs

We will build economies of scale that allow us to leverage and maximize the value of content and analytics across all of our different businesses. This will result in the creation of innovative new solutions that help investors face the evolving challenges of today’s volatile and changing market landscape. The growing need for investors to be able to track price movements across all asset classes creates an existing and fast growing opportunity for us to deliver integrated solutions on commodities, fixed income, equity, credit, and funds that inform strategy and trade ideas on cash, derivatives and volatility indices.

Distribution: capturing additional revenue by leveraging and expanding our strong channel relationships

We will capture additional revenue by leveraging and expanding on our multi-channel distribution capabilities. We have varied distribution channels which enable us to reach many different customers in many different ways with essential, high-value content. Our strategy is to own and commercialize high-quality brands and content and then distribute it to clients in any fashion they wish.

Geographic Penetration: using our vast global footprint to capitalize on opportunities in mature and growth markets

We will increase our global footprint and revenues by expanding upon and fully exploiting the many operational and strategic synergies that exist among our brands, including overlapping customer bases, shared technology platforms, optimized access to global capital markets, and an international employee base active in growth markets. Our scale and leadership positions will also enable us to capitalize on growth trends and extend our position in fast-developing emerging markets.

Scalable Capabilities: creating and leveraging efficiency and effectiveness through common platforms, processes and standards

We will maximize the capabilities of our entire portfolio of assets through an operating model that allows us to leverage infrastructure, and more quickly and effectively combine assets to create new solutions. This will allow us to create solutions that offer high-value, differentiated offerings.

Continuing to pursue targeted acquisitions and alliances

We will continue to pursue acquisitions and alliances that will expand our business and accelerate growth.

•

In November 2011, we announced an agreement with CME Group to establish a new joint venture in the rapidly growing index business. Under this agreement, we will contribute our S&P Indices business and the CME Group/Dow Jones joint venture will contribute the Dow Jones Indices business to create S&P/Dow Jones Indices, a global leader in index services. S&P/Dow Jones Indices is expected to close by the end of the second quarter of 2012, subject to regulatory approval and customary closing conditions.

•

In July 2011, we acquired the issued and outstanding shares of Steel Business Briefing Group (the “SBB Group”), a privately held U.K. company and leading provider of news, pricing and analytics to the global steel market. The SBB Group provides subscription-based, electronic products to the steel industry and its participants through two principal businesses, Steel Business Briefing and The Steel Index. The SBB Group is included within Platts, part of our C&C segment.

•

In January 2011, we acquired all of the issued and outstanding membership interest units of Bentek Energy LLC (“Bentek”), which is included as part of our C&C segment. Bentek offers its customers a comprehensive portfolio of data, information and analytics products in the natural gas and liquids sector. The primary purpose of the acquisition was to acquire Bentek’s knowledge, skill and expertise in gathering high-quality detailed data and their ability to identify key relationships within the data critical to industry participants.

Continuing cost-reduction initiatives

We have made significant progress in 2011 towards our cost reduction goals to ensure that we will have appropriate cost structures to drive margin expansion and invest selectively in attractive growth opportunities. We reduced C&C’s workforce by approximately 100 positions and Standard & Poor’s workforce by approximately 30 positions in 2011. We will continue to look to extend outsourcing efforts to enhance cost synergies and realign administrative support for a leaner overall cost structure.

McGraw-Hill Education

In 2012, we plan to focus on the following strategies for our education business:

•	Continuing to accelerate growth by aligning McGraw-Hill Education’s key strengths with market forces

•	Continue to optimize resource allocation for long-term value

Continuing to accelerate growth by aligning McGraw-Hill Education’s key strengths with market forces

We will continue to accelerate growth by capitalizing on digital transformation, maintaining and growing our leadership position in individualized learning; expanding international presence to meet the rising demand for education in global growth markets; enhancing capabilities to drive expansion in education services, digital delivery and global growth; and supporting growth through acquisitions or partnerships. We will continue to reinvest resources into the creation of education services and digital products and solutions to better capitalize on growth opportunities in the education market. In November 2011, we announced an agreement with New Oriental Education & Technology Group to form a joint venture company which will provide critical 21st century skills to students across China. The planned formation highlights McGraw-Hill Education’s global expansion in the English-language skills development and college and career readiness services market, as well as its highly advanced digital capabilities.

Optimize resource allocation for long-term value

We will continue to optimize resource allocation to create long-term value. This means deploying capital as appropriate to support our growth strategy, developing an integrated and focused organizational structure, and rationalizing the cost structure to enhance efficiency. We reduced McGraw-Hill Education’s workforce by approximately 540 positions in 2011 to create a flatter more agile organization. We will continue to reduce costs and streamline McGraw-Hill Education’s operational structure which will enable it to aggressively pursue a strategy that focuses on high-growth opportunities in digital learning and education services.

Uncertainties

There can be no assurance that we will achieve success in implementing any one or more of these strategies. The following factors could unfavorably impact operating results in 2012:

•	Prolonged difficulties in the credit markets

•	A change in the regulatory environment affecting our businesses

•	Lower educational funding as a result of state budget concerns

•	A change in educational spending

•	Unanticipated problems in executing our Growth and Value Plan

Segment and Geographic Data

The relative contribution of our operating segments to operating revenue, operating profit, long-lived assets and geographic area for the three years ended December 31, 2011 is included in Note 12 – Segment and Geographic Information to the Consolidated Financial Statements under Item 8, Consolidated Financial Statements and Supplementary Data, in this Form 10-K.

Our Personnel

As of December 31, 2011, we have approximately 22,700 employees located worldwide, of which approximately 11,600 were employed in the United States.

Available Information

We have an investor kit available online and in print that includes the current (and prior years’) Annual Report, Proxy Statement, Form 10-Qs, Form 10-K, all filings through EDGAR with the Securities and Exchange Commission, and the current earnings release. For online access go to www.mcgraw-hill.com/investor_relations and click on Digital Investor Kit. Requests for printed copies, free of charge, can be e-mailed to investor_relations@mcgraw-hill.com or mailed to Investor Relations, The McGraw-Hill Companies, Inc., 1221 Avenue of the Americas, New York, NY 10020-1095. You can call Investor Relations toll free at 866-436-8502 (domestic callers) or 212-512-2192 (international callers).

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

We operate in the financial, education, commercial and commodities markets. The commercial markets include automotive, construction, aerospace and defense, and marketing/research information services, while the commodities market includes energy. Certain risk factors are applicable to individual markets while other risk factors are applicable company-wide.

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

¡	These investments may not be profitable or may be less profitable than what we have experienced historically.

•	We could experience threats to our existing businesses from the rise of new competitors due to the rapidly changing environment within which we operate.

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

•

We are in the process of migrating certain of our financial processing systems to an enterprise-wide systems solution. There can be no certainty that these initiatives will deliver the expected benefits. The failure to migrate successfully may impact our ability to process transactions accurately and efficiently. In addition, the failure to either deliver the application on time, or anticipate the necessary readiness and training needs, could lead to business disruption.

A significant increase in operating costs and expenses could have a material adverse effect on our profitability

•	Our major expenses include employee compensation and printing, paper, and distribution costs for product-related manufacturing.

¡

We offer competitive salary and benefit packages in order to attract and retain the quality employees required to grow and expand our businesses. Compensation costs are influenced by general economic factors, including those affecting the cost of health insurance and postretirement benefits, and any trends specific to the employee skill sets we require.

¡	We could experience changes in pension costs and funding requirements due to poor investment returns and/or changes in pension assumptions.

¡

Paper prices fluctuate based on the worldwide demand and supply for paper in general and for the specific types of paper used by us. Our overall paper price increase is currently limited due to negotiated price reductions, long-term agreements, and short-term price caps for a portion of paper purchases that are not protected by long-term agreements.

¡

Our books and magazines are printed by third parties and we typically have multi-year service contracts for the printing of books and magazines in order to reduce price fluctuations over the contract term.

¡

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

Our ability to protect our intellectual property rights could impact our competitive position

•

Our products contain intellectual property delivered through a variety of media, including print and digital. Our ability to achieve anticipated results depends in part on our ability to defend our intellectual property against infringement. Our operating results may be adversely affected by inadequate or changing legal and technological protections for intellectual property and proprietary rights in some jurisdictions and markets.

Exposure to litigation could have a material effect on our financial position and results of operations

•

We are involved in legal actions and claims arising from our business practices, as discussed under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this Form 10-K and in Note 13 – Commitments and Contingencies to the Consolidated Financial Statements under Item 8, Consolidated Financial Statements and

Supplementary Data, in this Form 10-K, and face the risk that additional actions and claims will be filed in the future. Due to the inherent uncertainty of the litigation process, the resolution of any particular legal proceeding or change in applicable legal standards could have a material effect on our financial position and results of operations.

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

Risks associated with the proposed spin-off transaction

•

Our previously announced tax-free spin-off is complex in nature and subject to various regulatory approvals, including a favorable letter ruling from the Internal Revenue Service, and may be affected by unanticipated developments or changes in market conditions. These factors could prevent the completion of or otherwise adversely affect or delay the proposed spin-off.

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

•

The spin-off transaction requires us to hire, retain and develop our senior management and a highly skilled workforce for two separate businesses. Any unplanned turnover or our failure to develop current leadership positions or to hire and retain a skilled workforce could affect our institutional knowledge base and our competitive advantage. Our employees may also be distracted due to uncertainty about their future roles with each of the separate companies pending the completion of the spin-off transaction. In addition, our operating results could be adversely affected by increased costs due to increased competition for employees and higher employee turnover.

•

In addition, we plan to outsource certain support functions to third-party service providers in the future to achieve cost savings and efficiencies. If the service providers that we outsource these functions to do not perform effectively, we may not be able to achieve the expected cost savings and depending on the function involved, we may experience business disruption, processing inefficiencies, the loss of or damage to intellectual property through security breach, or harm employee morale.

Risk Factors Specific to S&P Ratings

Changes in the volume of debt securities issued in domestic and/or global capital markets and changes in interest rates and other volatility in the financial markets could have a material impact on our results of operations

•

Unfavorable financial or economic conditions that either reduce investor demand for debt securities or reduce issuers’ willingness or ability to issue such securities could reduce the number and dollar volume of debt issuance for which S&P Ratings provides credit ratings.

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

Increased competition or regulation could result in a loss of market share or revenue

•

The markets for credit ratings are competitive. S&P Ratings competes domestically and internationally on the basis of a number of factors, including the quality of its ratings, client service, reputation, price, geographic scope, range of products and technological innovation.

•

In addition, in some of the countries in which S&P Ratings competes, governments may provide financial or other support to locally-based rating agencies and may from time to time establish official credit rating agencies, credit ratings criteria or procedures for evaluating local issuers.

Increased domestic and foreign regulation of the credit rating industry may adversely impact S&P Rating’s business

•

The financial services industry is subject to the potential for increasing regulation in the United States and abroad. The businesses conducted by S&P Ratings are in certain cases regulated under the U.S. Credit Rating Agency Reform Act of 2006, the U.S. Securities Exchange Act of 1934, and/or the laws of the states or other jurisdictions in which they conduct business.

¡

In the past several years the U.S. Congress, the SEC, the European Commission, through regulators including the International Organization of Securities Commissions and the European Securities and Markets Authority, have been reviewing the role of rating agencies and their processes and the need for greater oversight or regulations concerning the issuance of credit ratings or the activities of credit rating agencies.

¡	Local, national and multinational bodies have considered and adopted other legislation and regulations relating to credit rating agencies from time to time.

¡	We do not believe that any such laws, regulations or rules will have a material adverse effect on our financial condition or results of operations.

¡

Other laws, regulations and rules relating to credit rating agencies are being considered by local, national, foreign and multinational bodies and are likely to continue to be considered in the future, including provisions seeking to reduce regulatory and investor reliance on credit ratings, rotation of credit rating agencies and liability standards applicable to credit rating agencies. The impact on us of the adoption of any such laws, regulations or rules remains uncertain, but could increase the costs and legal risks relating to S&P Rating’s rating activities.

¡	Additional information regarding rating agencies is provided under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this Form 10-K.

Risk Factors Specific to S&P Capital IQ / S&P Indices

Increased competition or regulation could result in a loss of market share or revenue

•

The markets for financial research, investment and advisory services are very competitive. S&P Capital IQ / S&P Indices competes domestically and internationally on the basis of a number of factors, including the quality of its research and advisory services, client service, reputation, price, geographic scope, range of products and services, and technological innovation.

•

The financial services industry is subject to the potential for increasing regulation in the United States and abroad. The businesses conducted by S&P Capital IQ / S&P Indices are in certain cases regulated under the U.S. Investment Advisers Act of 1940, the U.S. Securities Exchange Act of 1934, and/or the laws of the states or other jurisdictions in which they conduct business.

¡	We do not believe that any such laws, regulations or rules will have a material adverse effect on our financial condition or results of operations.

¡	In the future, other laws, regulations and rules relating to financial information may be considered by local, national, foreign and multinational bodies.

¡	Additional information regarding S&P Capital IQ / S&P Indices is provided under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this Form 10-K.

Consolidation of customers could impact our available markets and revenue growth

•

Our businesses within S&P Capital IQ / S&P Indices have a customer base which is largely comprised of members from the financial services industry. The current challenging business environment and the consolidation of customers resulting from mergers and acquisitions in the financial services industry can result in reductions in the number of firms and workforce which can impact the size of our customer base.

Risk Factors Specific to Commodities & Commercial

Increased domestic or foreign regulation of the oil price reporting industry may adversely impact Platts’ business

•

In the fall of 2011, the G20 Cannes Final Summit Declaration called upon the International Organization of Securities Commissions (IOSCO), International Energy Forum, International Energy Agency and the Organization of Petroleum Exporting Countries to prepare recommendations to improve the functioning and oversight of price reporting companies by mid-2012.

•

In a meeting with representatives of IOSCO in January 2012, principals at IOSCO advised Platts management that among the recommendations the regulatory group is considering is establishment of formal oversight of price reporting organizations and their processes, or a self-regulatory oversight regime.

•

In addition, new rules that are expected to be adopted by the U.S. Commodity Futures Trading Commission (CFTC) in 2012 affecting transactions in oil derivatives may implicate Platts in relation to its administration of the Platts electronic window (eWindow) as a means of determining price assessments in oil. Similar new rules and regulations in Europe are currently under consideration, albeit on a slower time frame.

•

We do not believe that any new regulatory or self-regulatory oversight regime, or any such new CFTC or other regulations or rules, would have a material adverse effect on our financial condition or results of operations.

Changes in the global automotive markets

•	Declines in the global automotive industry impacts our ability to sustain or grow our revenue streams associated with business intelligence to that market.

Risk Factors Specific to McGraw-Hill Education Segment

Changes in educational funding could materially affect our education businesses

•

Our U.S. educational materials and testing businesses may be adversely affected by changes in state educational funding as a result of changes in federal or state legislation, changes in the state procurement processes and/or changes in the condition of the local, state or U.S. economy.

•

Although the elementary and high school education market has benefited over the last several years from programs funded under the No Child Left Behind Act of 2002 and, more recently, from additional programs funded under the American Recovery and Reinvestment Act of 2009, future changes in federal funding and/or state or local tax bases could create an unfavorable environment for education budgets, resulting in a decrease in educational spending.

Our education businesses operate in a cyclical environment

•

A significant portion of our sales are to customers in educational markets. Our School Education Group and the industry it serves are influenced strongly by the magnitude and timing of state adoption opportunities. Approximately 20 states currently conduct a state-level adoption process to review instructional materials, creating approved lists from which local school districts may select. In the remaining states, known as “open territories,” instructional materials are selected and purchased independently by local districts or individual schools. There is no guarantee that our materials will be successful in the state new adoption market or in open territories.

Item 1b. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters are located in leased premises located at 1221 Avenue of the Americas, New York, NY 10020. We lease office facilities at 172 locations; 68 are in the United States. In addition, we own real property at 14 locations, of which 6 are in the United States. The number of overall locations decreased from 2010 primarily due to the divestiture of our Broadcasting Group, which resulted in the loss of owned buildings and leased tower sites. See Note 2 — Acquisitions, Divestitures and Other Significant Events under Item 8, Consolidated Financial Statements and Supplementary Data, in this Form 10-K for further detail. Our properties consist primarily of office space used by each of our segments. Our MHE segment also utilizes warehouse space and book distribution centers. We believe that all of our facilities are well maintained and are suitable and adequate for our current needs.

Item 3. Legal Proceedings

Information on our legal proceedings in Note 13 — Commitments and Contingencies under Item 8, Consolidated Financial Statements and Supplementary Data, in this Form 10-K.

Item 4. (Removed and Reserved)

Executive Officers of the Registrant

Name	Age	Position
Harold McGraw III	63	Chairman of the Board, President and Chief Executive Officer
Jack F. Callahan, Jr.	53	Executive Vice President and Chief Financial Officer
John L. Berisford	48	Executive Vice President, Human Resources
D. Edward Smyth	62	Executive Vice President, Corporate Affairs and Executive Assistant
		to the Chairman, President and Chief Executive Officer
Charles L. Teschner, Jr.	51	Executive Vice President, Global Strategy
Kenneth M. Vittor	62	Executive Vice President and General Counsel

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

Mr. Berisford, prior to becoming an officer on January 3, 2011, was Senior Vice President, Human Resources, for Pepsi Beverages Company. Prior to that, he held senior Human Resources positions with Pepsi Bottling Group.

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

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

On January 20, 2012, the closing price of our common stock was $46.26 per share as reported on the New York Stock Exchange (“NYSE”) under the ticker symbol “MHP”. The approximate number of record holders of our common stock as of January 20, 2012 was 4,134. The high and low sales prices of the McGraw-Hill Companies’ common stock on the NYSE for the past three fiscal years are as follows:

	2011	2010	2009
First Quarter	$40.56 - $36.20	$36.67 - $32.68	$25.89 - $17.22
Second Quarter	43.50 - 38.09	36.94 - 26.95	34.09 - 22.46
Third Quarter	46.99 - 34.95	33.80 - 27.08	34.10 - 23.55
Fourth Quarter	45.77 - 38.68	39.45 - 32.70	35.24 - 24.46
Year	46.99 - 34.95	39.45 - 26.95	35.24 - 17.22

The performance graph below compares our cumulative total shareholder return during the previous five years with a performance indicator of the overall market (i.e., S&P 500), and our peer group. The Peer Group consists of the following companies: Dow Jones & Company (through 2007), Thomson Reuters Corporation, Thomson Reuters PLC (through September 2009), Reed Elsevier NV, Reed Elsevier PLC, Pearson PLC, Moody’s Corporation and Wolters Kluwer. Prior to 2008, the Peer Group also included Thomson Corporation and Reuters Group PLC (which are now included as Thomson Reuters) and Dow Jones & Company, Inc. (which has been acquired by News Corporation). Returns assume $100 invested on December 31, 2006 and total return includes reinvestment of dividends through December 31, 2011.

Dividend Policy

We expect to continue our policy of paying regular cash dividends, although there is no assurance as to future dividend payments because they depend on future earnings, capital requirements and our financial condition. Dividends per share of our common stock for 2011 and 2010 were as follows:

	2011	2010
$0.250 per quarter in 2011	$1.00
$0.235 per quarter in 2010		$0.94

Transfer Agent and Registrar for Common Stock

BNY Mellon Shareowner Services1 is the transfer agent for The McGraw-Hill Companies. BNY Mellon maintains the records for our registered shareholders and can assist with a variety of shareholder related services.

BNY Mellon Shareowner Services

P.O. Box 358015

Pittsburgh PA 15252-8015

View and manage account online at: www.bnymellon.com/shareowner/equityaccess

For shareholder assistance:

In the U.S. and Canada:	(888) 201-5538
Outside the U.S. and Canada:	(201) 680-6578
TDD for the hearing impaired:	(800) 231-5469
TDD outside the U.S. and Canada:	(201) 680-6610
E-mail address:	shrrelations@bnymellon.com

1	The Bank of New York Mellon's Shareowner Services business was acquired by Computershare on December 31, 2011. Shareholders should continue to contact BNY Mellon as noted.

Repurchase of Equity Securities

On January 31, 2007, the Board of Directors approved a stock repurchase program authorizing the purchase of up to 45 million shares of the Company’s common stock (the “2007 Repurchase Program”), which was approximately 13% of the total shares of our outstanding common stock at that time. During the third quarter of 2011, we completed the repurchase of such shares.

On June 29, 2011, the Board of Directors approved a new stock repurchase program authorizing the purchase of up to 50 million shares (the “2011 Repurchase Program”), which was approximately 17% of the total shares of our outstanding common stock at that time. During the fourth quarter of 2011, we repurchased 18 million shares and, as of December 30, 2011, 24 million shares remained available under the 2011 Repurchase Program. The repurchased shares may be used for general corporate purposes, including the issuance of shares for stock compensation plans and to offset the dilutive effect of the exercise of employee stock options. The 2011 Repurchase Program has no expiration date and purchases under this program may be made from time to time on the open market and in private transactions, depending on market conditions.

On December 7, 2011 we entered into two separate accelerated share repurchase agreements (“ASR Agreements”) with a financial institution to initiate share repurchases, aggregating $500 million. The first ASR Agreement was structured as an uncollared ASR Agreement in which we paid $250 million on December 12, 2011 and received an initial delivery of approximately 5 million shares subject to a 20%, or $50 million, holdback. The second ASR Agreement was structured as a capped ASR Agreement in which we paid $250 million and received approximately 5 million shares representing the minimum number of common shares to be repurchased based on a calculation using a specific capped price per share. Further discussion relating to our ASR Agreements can be found in Note 9 – Equity to our Consolidated Financial Statements.

The following table provides information on our purchases of our outstanding common stock during the fourth quarter of 2011 pursuant to the 2011 Repurchase Program (column c). In addition to these purchases, the number of shares in column (a) include: 1) shares of common stock that are tendered to us to satisfy our employees’ tax withholding obligations in connection with the vesting of awards of restricted shares (we repurchase such shares based on their fair market value on the vesting date), and 2) our shares deemed surrendered to us to pay the exercise price and to satisfy our employees’ tax withholding obligations in connection with the exercise of employee stock options. There were no other share repurchases during the quarter outside the repurchases noted below.

(amounts in millions, except average price paid per share)
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share		(c) Total Number of Shares Purchased as Part of Publicly Announced Programs	(d) Maximum Number of Shares that may yet be Purchased Under the Programs
(Oct. 1 – Oct. 31, 2011)	2	$43.99		2	40
(Nov. 1 – Nov. 30, 2011)	6	$42.80		6	34
(Dec. 1 – Dec. 31, 2011)	10	—	[1]	10	24

Total – Qtr	18	$43.14	[2]	18	24

[1]	Average price not available for the ASR transactions.
[2]	Average price per share information does not include the ASR transactions.

Item 6. Selected Financial Data

(Dollars in millions, except per share amounts or as noted)

	2011		2010	2009	2008	2007
Income statement data:
Revenue	$6,246		$6,072	$5,870	$6,248	$6,669
Segment operating income	1,622		1,593	1,386	1,465	1,821
Income from continuing operations before taxes on income	1,347	[1]	1,331 [3]	1,182 [4]	1,280 [5]	1,620 [6]
Provision for taxes on income	489		483	429	473	603
Net income attributable to The McGraw-Hill Companies, Inc.	911	[2]	828	731	800	1,014
Earnings per common share:
Basic	3.05	[2]	2.68	2.34	2.53	3.01
Diluted	3.00	[2]	2.65	2.33	2.51	2.94
Dividends per share	1.00		0.94	0.90	0.88	0.82

Operating statistics:
Return on average equity	48.2%		40.4%	45.7%	54.1%	46.6%
Income from continuing operations before taxes on income as a percent of revenue	21.6%		21.9%	20.1%	20.5%	24.3%
Net income as a percent of revenue	15.0%		14.0%	12.8%	13.1%	15.4%

Balance sheet data:
Working capital	$(451)		$694	$474	$(231)	$(307)
Total assets	6,427		7,047	6,475	6,080	6,391
Total debt	1,198		1,198	1,198	1,268	1,197
Equity	1,584		2,292	1,929	1,353	1,678

Number of employees	22,660		20,755	21,077	21,649	21,171

[1]	Includes the impact of the following items: a $66 million pre-tax restructuring charge and a $10 million pre-tax charge for Growth and Value Plan costs.

[2]	Includes a $74 million gain from the sale of our Broadcasting Group, net of taxes of $48 million.

[3]

Includes the impact of the following items: a $16 million pre-tax charge for subleasing excess space in our New York facilities, an $11 million pre-tax restructuring charge, a $7 million pre-tax gain on the sale of certain equity interests at Standard & Poor’s Ratings and a $4 million pre-tax gain on the sale of McGraw-Hill Education’s Australian secondary education business.

[4]

Includes the impact of the following items: a $15 million net pre-tax restructuring charge, a $14 million pre-tax loss on the sale of Vista Research, Inc. and an $11 million pre-tax gain on the sale of BusinessWeek.

[5]	Includes a $73 million pre-tax restructuring charge.

[6]	Includes the impact of the following items: a $44 million pre-tax restructuring charge and a $17 million pre-tax gain on the sale of our mutual fund data business.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in millions, except per share amounts or as noted)

The following Management Discussion and Analysis (“MD&A”) provides a narrative of the results of operations and financial condition of The McGraw-Hill Companies, Inc. (together with its consolidated subsidiaries, the “Company,” “we,” “us” or “our”) for the years ended December 31, 2011 and 2010, respectively. The MD&A should be read in conjunction with the Consolidated Financial Statements and accompanying notes included in this Form 10-K for the year ended December 31, 2011, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The MD&A includes the following sections:

•	Overview

•	Results of Operations

•	Liquidity and Capital Resources

•	Reconciliation of Non-GAAP Financial Information

•	Critical Accounting Estimates

•	Recently Issued or Adopted Accounting Standards

Certain of the statements below are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, any projections of future results of operations and cash flows are subject to substantial uncertainty. See Forward-Looking Statements on page 2 of this report.

OVERVIEW

We are a leading global information services provider serving the financial services, education, commercial and commodities markets with the information they need to succeed in the “Knowledge Economy”. The commercial markets include automotive, construction, aerospace and defense, and marketing/research information services, while the commodities market includes energy.

Our operations consist of four operating segments which have historically been named: Standard & Poor’s (“S&P”), McGraw-Hill Financial, McGraw-Hill Information & Media and McGraw-Hill Education (“MHE”). As part of our Growth and Value Plan we have changed the names of our four operating segments to align with how we plan on referring to the businesses going forward. S&P has changed to S&P Ratings, McGraw-Hill Financial has been changed to S&P Capital IQ / S&P Indices, McGraw-Hill Information & Media has changed to Commodities & Commercial (“C&C”) and MHE has remained the same. Going forward, the new McGraw-Hill Financial will include S&P Ratings, S&P Capital IQ / S&P Indices and C&C.

•	S&P Ratings is the world's foremost provider of credit ratings providing investors with information and independent ratings benchmarks for their investment and financial decisions.

•

S&P Capital IQ / S&P Indices is a leading global provider of digital and traditional research and analytical tools which integrate cross-asset analytics, desktop services, and valuation and index benchmarks for investment advisors, wealth managers and institutional investors.

•	C&C consists of business-to-business companies specializing in commercial and commodities markets, each an expert in its industry, that deliver their customers access to actionable data and analytics.

•

MHE is a leading global provider of educational materials, information and solutions serving the elementary and high school, college and university, professional, international and adult education markets.

On October 3, 2011, we entered into a definitive agreement with The E.W. Scripps Company to sell the Broadcasting Group. The sale was completed on December 30, 2011, when we received net proceeds of approximately $216 million. The divestiture of our Broadcasting Group, previously included in our C&C segment, was carried out pursuant to our Growth and Value Plan discussed in further detail below. As a result of the sale, the results of operations for all periods presented have been reclassified to reflect the Broadcasting Group as a discontinued operation and the assets and liabilities of the business have been removed from the Consolidated Balance Sheet as of December 31, 2011 and reclassified as held for sale as of December 31, 2010.

On September 12, 2011, we announced that our Board of Directors unanimously approved a comprehensive Growth and Value Plan that includes separation into two public companies: McGraw-Hill Financial, focused on content and analytics for financial markets, and McGraw-Hill Education, focused on education services and digital learning. On December 7, 2011, management provided an update on our Growth and Value Plan discussing new actions that will facilitate the separation into two independent companies. Highlighted actions included:

•	Reporting results for 2012 in five lines of business for the new McGraw-Hill Financial (S&P Ratings, S&P Capital IQ, S&P Indices, Commodities Markets and Commercial Markets).

•	Reducing the McGraw-Hill Education workforce by 10% to create a flatter and more agile organization, see Note 11 – Restructuring to the Consolidated Financial Statements for further detail.

•

Freezing our U.S. defined-benefit pension plan as of April 1, 2012 and focusing our retirement program on market-competitive offerings, see Note 7 – Employee Benefits to the Consolidated Financial Statements for further detail.

•	Repurchasing additional shares through a $500 million accelerated share repurchase transaction, see Note 9 – Equity to the Consolidated Financial Statements for further detail.

We expect to complete the separation by the end of 2012 through a tax-free spin-off of the education business to the Company’s shareholders, subject to various conditions and regulatory approvals including final Board approval and a tax ruling from the Internal Revenue Service. Professional fees associated with the Growth and Value Plan recorded during the fourth quarter of 2011 were approximately $10 million.

Key results for the years ended December 31 are as follows:

	Years ended December 31,			% Change
	2011	2010	2009	’11 vs ’10	’10 vs ’09
Revenue	$6,246	$6,072	$5,870	3%	3%
Operating income	$1,422	$1,413	$1,259	1%	12%
% Operating margin	23%	23%	21%
Diluted EPS	$3.00	$2.65	$2.33	13%	14%

As the customers of our businesses vary, we manage and assess the performance of our business based on the performance of our segments and use operating income as a key measure. Based on this approach and the nature of our operations, the discussion of results generally focuses around our four business segments and their related operating groups versus distinguishing between products and services.

2011

Revenue increased at our S&P Ratings, S&P Capital IQ / S&P Indices and C&C segments and declined at our MHE segment. Operating income improved at our S&P Capital IQ / S&P Indices and C&C segments and declined at our S&P Ratings and MHE segments.

•

S&P Ratings revenue increased 4% and operating income declined 6%. Revenue growth was driven by an increase in non-transaction revenues due to growth in non-issuance related revenue at corporate ratings and increases at CRISIL, our majority owned Indian credit rating agency, partially offset by declines in structured finance. The decline in operating income was driven by an increase in expenses resulting from staff increases and incremental compliance and regulatory costs as well as a decline in transaction revenue.

•

S&P Capital IQ / S&P Indices revenue and operating income increased 14% and 28%, respectively. Increases were primarily driven by Integrated Desktop Solutions due to growth at Capital IQ, revenue from TheMarkets.com acquired in September 2010 and our subscription base for the Global Credit Portal, which includes RatingsDirect; S&P Indices due to growth in our exchange-traded fund products; and increases at Enterprise Solutions driven by growth at Global Data Solutions, which includes RatingsXpress. Also impacting operating income were higher expenses from personnel costs and additional costs to further develop infrastructure.

•

C&C revenue and operating income increased 10% and 18%, primarily driven by strong demand for Platt’s’ proprietary content and growth in our syndicated studies and consulting services in the automotive and non-automotive sectors, partially offset by decreases in our construction business.

•

MHE revenue and operating income declined 6% and 12%, respectively, primarily due to decreases in the adoption states as well as open territory sales at School Education Group. Also impacting operating income were increased costs due to technology requirements and the continuing investment in digital product development.

2010

Revenue increased at our S&P Ratings, S&P Capital IQ / S&P Indices and MHE segments and declined at our C&C segment. Operating income improved at all four of our segments.

•

S&P Ratings revenue and operating income increased 10% and 7%, respectively. Increases were largely due to growth in transaction revenues driven by high-yield corporate bond issuance. These increases were partially offset by declines in structured finance.

•

S&P Capital IQ / S&P Indices revenue and operating income increased 6% and 4%, respectively. Increases were largely due to growth in S&P Indices, RatingsXpress and RatingsDirect as compared to the prior year. Additional growth occurred at Capital IQ. These increases were partially offset by declines in investment research products.

•

C&C revenue declined 7% and operating income improved significantly compared to the prior year, primarily driven by the divestiture of BusinessWeek in the fourth quarter of 2009. Offsetting this revenue decline was continued growth in our global commodities information products related to oil and natural gas, increases in both political and base advertising and growth at JDPA, primarily due to syndicated research sales.

•

MHE revenue and operating income improved 2% and 32%, respectively, primarily due to increases at Higher Education for both print and digital product and SEG in the adoption states. The increases were partially offset by declines in SEG related to open territory sales and custom testing revenue due to the discontinuation of several contracts.

Outlook

As discussed above, on September 12, 2011, we announced our Growth and Value Plan that includes separation into two public companies: McGraw-Hill Financial and McGraw-Hill Education. This transaction is expected to be completed by the end of 2012.

Four key trends are increasing the need for content and analytics in the financial, commercial and commodities markets:

•	The globalization of the capital markets: the global demand for capital and commodities markets trading and liquidity is expanding rapidly in both developed and emerging markets

•	The need for data-driven decision making tools: developments in technology, communications and data processing have increased the demand for time-critical, multi-asset class data and solutions

•

Systemic regulatory change: new global legislation (e.g. Dodd-Frank, U.S. Commodity Futures Trading Commission and Basel III) is creating new and complex operating and capital models for banks and market participants

•	Increased volatility and risk: there is amplified uncertainty and market volatility around short-term events are driving the need for new methodologies to measure risk, return and profitability

McGraw-Hill Financial

In 2012, we plan to focus on the following strategies for our financial information businesses to capitalize on the above four trends:

•	Integrated Solutions: providing integrated solutions within and across market segments that fill evolving customer needs

•	Distribution: capturing additional revenue by leveraging and expanding our strong channel relationships

•	Geographic Penetration: using our vast global footprint to capitalize on opportunities in mature and growth markets

•	Scalable Capabilities: creating and leveraging efficiency and effectiveness through common platforms, processes and standards

•	Continuing to pursue targeted acquisitions and alliances

•	Continuing cost-reduction initiatives

McGraw-Hill Education

In 2012, we plan to focus on the following strategies for our education business:

•	Continuing to accelerate growth by aligning McGraw-Hill Education’s key strengths with market forces

•	Continue to optimize resource allocation for long-term value

Uncertainties

There can be no assurance that we will achieve success in implementing any one or more of these strategies. The following factors could unfavorably impact operating results in 2012:

•	Prolonged difficulties in the credit markets

•	A change in the regulatory environment affecting our businesses

•	Lower educational funding as a result of state budget concerns

•	A change in educational spending

•	Unanticipated problems in executing our Growth and Value Plan

Further projections and discussion on our 2012 outlook for our segments can be found within “Results of Operations”.

RESULTS OF OPERATIONS

Consolidated Review

	Years ended December 31,			% Change
	2011	2010	2009	'11 vs '10	'10 vs '09
Revenue
Product	$2,275	$2,411	$2,362	(6%)	2%
Service	3,971	3,661	3,508	8%	4%

Operating-related expenses
Product	1,008	1,080	1,132	(7%)	(5%)
Service	1,392	1,215	1,207	15%	1%

Selling and general expenses	2,281	2,234	2,113	2%	6%

Total expenses	4,837	4,670	4,608	4%	1%

Interest expense, net	75	82	77	(9%)	6%
Net income attributable to The McGraw-Hill Companies, Inc.	911	828	731	10%	13%

Product revenue and expenses consist of educational and information products, primarily books, magazine circulations and syndicated study programs in our MHE and C&C segments. Service revenue and expenses consist of our S&P Ratings and S&P Capital IQ / S&P Indices segments, service assessment contracts in our MHE segment and information-related services and advertising in our C&C segment.

Revenue

2011

Product revenue decreased primarily due to decreases at MHE for both adoption and open territory state sales, decreases at International education from lower sales in Asia, Europe and the Middle East and Africa and decreases in book sales at Professional, partially offset by growth in Higher Education for both print and digital products. Service revenue increased primarily due to growth in our global commodities products, growth at Capital IQ, revenue from TheMarkets.com acquired in September 2010, non-transaction revenue growth at CRISIL, an increase in our corporate industrial ratings and higher sales of our exchange-traded fund products. This was partially offset by a decline in our construction business, public finance, structured finance and investment research products.

2010

Product revenue increased primarily due to increases at MHE for both print and digital product in Higher Education and for adoption state sales. This was partially offset by lower open territory sales. Service revenue increased primarily due to growth in transaction revenues driven by high-yield corporate bond issuance, growth in our global commodities information products, index services, credit-ratings related information products such as RatingsXpress and RatingsDirect, and Capital IQ. This was partially offset by declines in custom testing revenue at MHE due to the discontinuation of contracts and declines at S&P Capital IQ / S&P Indices in investment research services and structured finance. The divestiture of BusinessWeek at C&C impacted both product and service revenue.

Expenses

2011

Product operating expenses decreased due to a reduction in plant amortization, lower reserve requirements, tight overall cost controls and lower manufacturing and direct expenses given the reduced revenue opportunities at MHE. This was partially offset by increased costs at MHE as a result of technology requirements and the continuing investment in digital product development. Service operating expenses increased primarily as a result of increased personnel costs and additional costs to further develop infrastructure. Selling and general expenses increased primarily due to a fourth quarter restructuring plan we initiated across the Company as part of our Growth and Value Plan; higher costs associated with increased sales; higher compensation; and incremental compliance and regulatory costs, primarily in our S&P Ratings segment.

Net interest expense decreased primarily due to higher international interest income from our investments.

2010

Product operating expenses decreased due to reduced prepublication amortization and lower costs related to inventory at MHE, as well as overall cost-saving initiatives. Service operating expenses increased slightly primarily due to increased compensation expense, partially offset by the divestiture of BusinessWeek at C&C. Selling and general expenses increased as compared to the prior year due to higher costs associated with increased sales and higher compensation, partially offset by the benefits of cost-saving initiatives and the divestiture of BusinessWeek.

Net interest expense increased primarily due to the reversal of interest expense on uncertain tax positions that occurred in 2009, as well as lower international interest income from our investments in 2010 compared to 2009.

Other Items

2011

Foreign exchange rates had favorable impacts of $48 million on revenue and $17 million on operating income. This impact refers to constant currency comparisons and the remeasurement of monetary assets and liabilities. Constant currency impacts are estimated by re-calculating current year results of foreign operations using the average exchange rate from the prior year. Remeasurement impacts are based on the variance between current-year and prior-year foreign exchange rate fluctuations on assets and liabilities denominated in currencies other than the individual business' functional currency.

During the fourth quarter of 2011, we initiated a restructuring plan at MHE to create a flatter and more agile organization and across other parts of the Company as part of our Growth and Value Plan, which includes creating two independent public companies with focused cost structures. We recorded a pre-tax restructuring charge of $66 million, consisting primarily of facility exit costs and employee severance costs related to a company-wide workforce reduction of approximately 800 positions.

2010

Foreign exchange rates had a favorable impact of $13 million on revenue and an unfavorable impact of $3 million on operating income. This impact refers to constant currency comparisons and the remeasurement of monetary assets and liabilities. Constant currency impacts are estimated by re-calculating current year results of foreign operations using the average exchange rate from the prior year. Remeasurement impacts are based on the variance between current-year and prior-year foreign exchange rate fluctuations on assets and liabilities denominated in currencies other than the individual business' functional currency.

During the fourth quarter of 2010, we recorded a pre-tax charge of $16 million related to subleasing excess space through January 2020 that is managed by our corporate office.

During the fourth quarter of 2010, we initiated a restructuring plan within our C&C segment as a result of current business conditions as well as continuing process improvements. We recorded a pre-tax restructuring charge of $11 million, consisting primarily of employee severance costs related to a workforce reduction of approximately 230 positions.

During 2010, we recorded a pre-tax gain of $11 million from dispositions in other (income) loss within the Consolidated Statements of Income, which was comprised of the following:

•	In September 2010, we sold certain equity interests in India which were part of our S&P Ratings segment, and recognized a pre-tax gain of $7 million.

•	In August 2010, we sold our Australian secondary education business which was part of our MHE segment, and recognized a pre-tax gain of $4 million.

The impact of these divestitures on comparability of results is immaterial.

Provision for Income Taxes

Our effective tax rate for continuing operations was 36.3% for 2011, 2010 and 2009. Including discontinued operations, the effective tax rate was 36.5% for 2011 and 36.4% for 2010 and 2009.

We do not expect our 2012 effective tax rate for continuing operations to vary significantly from our 2011 effective tax rate from continuing operations absent the impact of numerous factors including intervening audit settlements, changes in federal, state or foreign law and changes in the geographical mix of our income.

Segment Review

S&P Ratings

Credit ratings are one of several tools that investors can use when making decisions about purchasing bonds and other fixed income investments. They are opinions about credit risk and our ratings express our opinion about the ability and willingness of an issuer, such as a corporation or state or city government, to meet its financial obligations in full and on time. Our credit ratings can also speak to the credit quality of an individual debt issue, such as a corporate or municipal bond, and the relative likelihood that the issuer may default.

S&P Ratings differentiates its revenue between transactional and non-transactional. Transaction revenue primarily includes fees associated with:

•	ratings related to new issuance of corporate and government debt instruments, and structured finance debt instruments;

•	bank loan ratings; and

•

corporate credit estimates, which are intended, based on an abbreviated analysis, to provide an indication of our opinion regarding creditworthiness of a company which does not currently have an S&P Ratings credit rating.

Non-transaction revenue primarily includes fees for surveillance of a credit rating, annual fees for customer relationship-based pricing programs and fees for entity credit ratings.

	Years ended December 31,			% Change
	2011	2010	2009	’11 vs ’10	’10 vs ’09
Revenue
Transaction	$651	$662	$550	(2%)	20%
Non-transaction	1,116	1,033	987	8%	5%

Total revenue	$1,767	$1,695	$1,537	4%	10%

% of total revenue
Transaction	37%	39%	36%
Non-transaction	63%	61%	64%

Revenue
Domestic	$910	$919	$799	(1%)	15%
International	857	776	738	10%	5%

Total revenue	$1,767	$1,695	$1,537	4%	10%

Operating income	$719	$762	$712	(6%)	7%
% Operating margin	41%	45%	46%

The following items had an impact on results for the years ended December 31, 2011 and 2010:

2011

•	Foreign exchange rates had favorable impacts of $25 million on revenue and $12 million on operating profit.

•	Pre-tax restructuring charges of $9 million were recorded in the fourth quarter, consisting of employee severance costs related to a workforce reduction of approximately 30 positions.

2010

•	Foreign exchange rates had an unfavorable impact of $2 million on revenue and a favorable impact of $3 million on operating income.

•	Operating income includes a pre-tax gain of $7 million for the sale in September 2010 of certain equity interests in India.

Revenue

2011

Revenue increased compared to 2010 as non-transaction revenue growth offset the slight decline in transaction revenue. Non-transaction revenue includes an intersegment royalty charged to S&P Capital IQ / S&P Indices for the rights to use and distribute content and data developed by S&P Ratings. Royalty revenue for the years ended December 31, 2011 and 2010 was $63 million and $56 million, respectively.

The decrease in transaction revenue was driven primarily by declines in public finance and structured finance. These declines were partially offset by increases at corporate ratings due to growth in bank loan ratings and high-yield corporate bond ratings revenue. U.S. municipal bond issuance decreased as municipal market volume continues to decline driven by the expiration of the Build America

Bond program at the end of 2010. However, fourth quarter U.S. municipal bond par issuance was up 9% from the third quarter of 2011, continuing the trend of quarterly issuance volume increases this year. Declines in structured finance were driven by lower issuance volumes in the U.S. of residential mortgage-backed securities (“RMBS”), collateralized debt obligations (“CDO”) and asset-backed securities (“ABS”).

Revenue derived from non-transaction related sources increased compared to 2010, primarily as a result of growth in non-issuance related revenue at corporate ratings, primarily for entity credit ratings, ratings evaluation services and surveillance fees, and CRISIL, our majority owned Indian credit rating agency, primarily for outsourcing services and the acquisition of Pipal Research in December 2010. This was partially offset by declines in structured finance related to lower annual fees that were adversely impacted by increased deal maturities and defaults, primarily on CDO deals. Annual fees include surveillance fees and other customer relationship-based fees. Non-transaction revenue represented a larger percentage of total S&P Ratings revenue for 2011 compared to 2010 as transaction revenue decreased and non-transaction revenue increased in 2011 due to the factors discussed above.

2010

Both transaction and non-transaction revenue grew compared to 2009. The increase in transaction revenue compared to 2009 was driven by significant global high-yield corporate bond issuance, increased U.S. bank loan ratings and robust U.S. public finance issuance, partially offset by declines in structured finance. The bulk of the high-yield corporate bond issuance related to refinancing activity as borrowers took advantage of low rates replacing existing bonds with cheaper debt. Structured finance decreased with a greater decline in Europe resulting primarily from decreased central banks’ repurchase (“repo”) activity and lower deal breakage fees. Also contributing to the decrease was lower issuance in the U.S. ABS and RMBS. These declines in U.S. structured finance were partially offset by an increase in revenue from commercial mortgage-backed securities (“CMBS”).

Revenue derived from non-transaction related sources increased compared to 2009, primarily as a result of growth in annual surveillance and non-issuance related revenue at corporate ratings. This was partially offset by declines in structured finance related to lower surveillance fees that were adversely impacted by increased CDO deal maturities and defaults. Deal breakage fees were lower as well. Non-transaction related revenue represented a smaller percentage of total S&P Rating’s revenue for 2010 compared to 2009 as transaction revenue grew at a faster pace.

Operating Income

2011

Operating income decreased compared to 2010 due to increased expenses resulting from staff increases, incremental compliance and regulatory costs and a decline in transaction revenue, partially offset by growth in non-transaction revenue as noted above.

2010

Operating income increased compared to 2009, primarily due to the growth in transaction revenue, partially offset by declines in structured finance as noted above, and increases in incentive compensation, incremental compliance and regulatory costs and staff increases, mainly in India.

Issuance Volumes

We monitor issuance volumes as an indicator of trends in transaction revenue streams within S&P Ratings. Issuance volumes noted within the discussion that follows are based on the domicile of the issuer. Issuance volumes can be reported in two ways: by “domicile” which is based on where an issuer is located or where the assets associated with an issue are located, or based on “marketplace” which is where the bonds are sold. The following tables depict changes in issuance levels as compared to the prior year, based on Thomson Financial, Harrison Scott Publications and S&P Rating’s internal estimates.

	2011 Compared to 2010
Corporate Issuance	U.S.	Europe
High-Yield Issuance	(20%)	(22%)
Investment Grade	(3%)	(12%)
Total New Issue Dollars—Corporate Issuance	(8%)	(13%)

•

Corporate issuance in the U.S. declined in 2011 as decreases in the second half of the year resulting from market concerns regarding the European sovereign crisis and a slow economic recovery offset strong corporate high-yield debt issuance in the first half of the year driven by refinancing activity as corporations took advantage of low interest rates.

•	Europe corporate issuance is down in 2011 due to similar reasons noted above for the U.S. issuance.

	2011 Compared to 2010
Structured Finance	U.S.	Europe
Residential Mortgage-Backed Securities (“RMBS”)	(60%)	19%
Commercial Mortgage-Backed Securities (“CMBS”)	71%	(42%)
Collateralized Debt Obligations (“CDO”)	(14%)	(37%)
Asset-Backed Securities (“ABS”)	(3%)	27%
Covered Bonds	*	54%
Total New Issue Dollars—Structured Finance	(7%)	43%

*	Covered bonds for the U.S. have low issuance levels in 2011 and 2010.

•

RMBS volume is down in the U.S. in 2011 due to lower re-REMIC activity (which is the repackaging of existing mortgage-backed securities), high unemployment, continued home pricing pressures and historically lower levels of mortgage originations. RMBS volume in Europe was up due to stronger issuance in the United Kingdom and the Netherlands.

•

CMBS issuance is up in the U.S. in 2011 as volumes continue to bounce back from a low prior-year base and investors have become more comfortable with the fundamentals of the underlying commercial property markets. However, activity in the fourth quarter was the lowest of the year, reflective of higher volatility, partially driven by the European sovereign crisis. Europe CMBS issuance declined in 2011 as there were a lower amount CMBS deals as the result of widening credit spreads and economic concerns.

•

Issuance in the CDO asset class has primarily been attributed to nontraditional securitizations of structured credit. Nontraditional assets that are pooled to create a structured finance instrument could include assets such as railcar and container leases, or timeshare loans. U.S. issuance is down in 2011 due to no leverage fund ratings or national credit union deals issued in 2011 which were a large driver of 2010 activity. CDO issuance in Europe is down in 2011 due to lack of investor demand for new structures as the result of an uncertain outlook for spreads.

•

ABS issuance in the U.S. is down slightly in 2011 primarily due to economic concerns and market volatility associated with European instability and a reduction in student loan volumes. These decreases were partially offset by strong auto loan activity and credit card volumes. European ABS growth in 2011 is primarily the result of strength in auto, consumer loans and credit cards.

•

Covered bond issuance (which are debt securities backed by cash flows from mortgages or public sector loans) in Europe is up in 2011 as legislation continues to facilitate issuance and investors still view covered bonds as one of the least risky sectors of the structured finance market because the debt and underlying asset pool remain on the issuer's balance sheet ensuring that the pool consistently backs the covered bond.

Industry Highlights and Outlook

We believe the longer term outlook for the corporate bond market continues to be healthy. There is a large amount of maturing global corporate debt which will eventually need to be refunded over the next several years. Also, in Europe, non-financial issuance should continue to be bolstered by a shift in corporate financing from bank loans to bonds resulting from increased bank capital requirements. However, in the short-term, issuers may exercise some discretion as to the timing of the refunding transactions depending upon market conditions. During the second half of 2011, the volatility of the capital markets increased dramatically as the result of sovereign debt and economic concerns. As a result, credit spreads for both investment grade and high yield issuance widened substantially reducing issuance activity. We expect corporate bond issuance to be subdued until the market volatility stabilizes. Once this occurs, we expect a resurgence in market activity as many issuers are still waiting for more favorable market conditions in which to issue corporate bonds.

Structured finance non-transaction revenue declined in 2011 as surveillance fees have been adversely impacted by the reduction in CDO deals outstanding through maturities and defaults. The outlook for the CDO market is dependent upon banks’ willingness to initiate new loans and investors’ risk appetite to invest in new CDO structures.

The recovery of the RMBS and CMBS markets are ultimately dependent upon the recovery of both residential and commercial real estate markets. The U.S. CMBS market has fared better than the European CMBS market as the European market has been more unfavorably affected by the slowdown in economic growth. Increasing CMBS volumes will be somewhat dependent on the refinancing of commercial loans. The U.S. RMBS market will continue to remain under pressure given continued uncertainty over home prices and unemployment. Although the European RMBS issuance-volumes were strong during the first half of 2011, they did weaken during the second half of 2011 and any potential resurgence is dependent upon sovereign and economic concerns subsiding.

We expect a modest increase in overall issuance volumes relative to 2011 in the U.S. as both auto and credit card issuance should grow. In the European ABS market, we expect a steady volume of growth and further credit card issuance in the United Kingdom. The market continues to adjust to new and proposed rules and regulations from the FDIC, Financial Accounting Standards Board and SEC, which may increase the cost to issuers of creating these types of structured finance instruments going forward. In addition, we anticipate a positive outlook on covered bond issuance in Europe due to recent regulatory initiatives that are favorable to covered bonds. They have also proven to be resilient during the European sovereign crisis.

Legal and Regulatory Environment

The financial services industry is subject to the potential for increased regulation in the U.S. and abroad. The businesses conducted by our S&P Ratings segment are in certain cases regulated under the Credit Rating Agency Reform Act of 2006, the U.S. Securities Exchange Act of 1934 and/or the laws of the states or other jurisdictions in which they conduct business.

Standard & Poor’s Ratings Services is a credit rating agency that is registered with the SEC as a Nationally Recognized Statistical Rating Organization (“NRSRO”). The SEC first began designating NRSRO’s in 1975 for use of their credit ratings in the determination of capital charges for registered brokers and dealers under the SEC’s Net Capital Rule.

The “Credit Rating Agency Reform Act of 2006” (the “Act”) created a new SEC registration system for rating agencies that volunteer to be recognized as NRSRO’s. Under the Act, the SEC is given authority and oversight of NRSRO’s and can censure NRSRO’s, revoke their registration or limit or suspend their registration in certain cases. The rules implemented by the SEC pursuant to the Act address, among other things, prevention or misuse of material non-public information, conflicts of interest and improving transparency of ratings performance and methodologies. The public portions of the current version of S&P Ratings’s Form NRSRO are available on S&P Rating’s Web site.

Outside the U.S., regulators and government officials have been implementing formal oversight of credit rating agencies. S&P Ratings is subject to regulations in several foreign jurisdictions in which it operates and continues to work closely with regulators globally, including the International Organization of Securities Commissions and the European Securities and Markets Authority to promote the global consistency of regulatory requirements. S&P Ratings expects regulators in additional countries to introduce new regulations in the future.

We have reviewed the new laws, regulations and rules which have been adopted and have implemented, or are planning to implement, changes as required. We do not believe that such new laws, regulations or rules will have a materially adverse effect on the Company’s financial condition or results of operations. Other laws, regulations and rules relating to credit rating agencies are being considered by local, national, foreign and multinational bodies and are likely to continue to be considered in the future, including provisions seeking to reduce regulatory and investor reliance on credit ratings, rotation of credit rating agencies and liability standards applicable to credit rating agencies. The impact on us of the adoption of any such laws, regulations or rules remains uncertain, but could increase the costs and legal risks relating to S&P Rating’s rating activities.

For a further discussion of competitive and other risks inherent in the S&P Ratings business, see Item 1a, Risk Factors Specific to our Standard & Poor’s Ratings Segment, in this Form 10-K.

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

See Note 13 – Commitments and Contingencies, to the Consolidated Financial Statements for further discussion.

S&P Capital IQ / S&P Indices

S&P Capital IQ / S&P Indices differentiates its revenue between subscription and non-subscription. Subscription revenue primarily includes:

•

products in our Integrated Desktop Solutions Group, which include the following content: Capital IQ – a product suite that provides data and analytics for global financial professionals, Global Credit Portal – a web-based solution that provides real-time credit research, market information and risk analytics, and TheMarkets.com – a real-time research offering featuring content from the world’s leading brokers and independent research providers;

•

products in our Enterprise Solutions group, such as Global Data Solutions, which combines high-quality, multi-asset class and market data to help investors meet the new analytical, risk management, regulatory and front-to-back office operations requirements;

•	investment research products in our Research & Analytics group;

•	and other data subscriptions.

Non-subscription revenue is generated primarily from products in S&P Indices, specifically through fees based on assets underlying exchange-traded funds (“ETFs”), as well as certain advisory, pricing and analytical services in our Integrated Desktop Solutions group.

	Years ended December 31,			% Change
	2011	2010	2009	’11 vs ’10	’10 vs ’09
Revenue
Subscription	$994	$876	$829	13%	6%
Non-subscription	360	313	293	15%	7%

Total revenue	$1,354	$1,189	$1,122	14%	6%

Revenue
Domestic	$941	$829	$798	14%	4%
International	413	360	324	15%	11%

Total revenue	$1,354	$1,189	$1,122	14%	6%

Operating income	$403	$315	$302	28%	4%
% Operating margin	30%	26%	27%

The following items had an impact on results for the years ended December 31, 2011 and 2010:

2011

•	Foreign exchange rates had favorable impacts of $6 million on revenue and $1 million on operating income.

2010

•	Foreign exchange rates had a favorable impact of $2 million on revenue and an unfavorable impact of $6 million on operating income.

Revenue

2011

Subscription and non-subscription revenue grew compared to 2010. Subscription revenue increased compared to 2010, primarily due to growth at Integrated Desktop Solutions. This was driven by platform enhancements resulting in market share gains and increased contract values for existing accounts at Capital IQ; the acquisition of TheMarkets.com in September 2010; and growth in the subscription base, both in new clients and in further expanding the existing customer base for the Global Credit Portal, which includes RatingsDirect. Enterprise Solutions also contributed to the increase driven primarily by growth in the subscription base for Global Data Solutions, which includes RatingsXpress, from new client relationships and expanded relationships into existing accounts.

Capital IQ continues to have significant client growth as the number of clients as of December 31, 2011 increased 14% from the prior year. Traditionally, subscription revenue has been primarily domestic, however, due to the continued enhancements of the Capital IQ international database, strong sales for the Global Credit Portal and RatingsXpress, particularly in Europe, double-digit international growth occurred in 2011.

Non-subscription revenue increased primarily at S&P Indices as total revenue increased 18%. Revenue from S&P Indices represents 24% of total S&P Capital IQ / S&P Indices revenue in 2011. S&P Indices increased due to a mix of higher average levels of assets under management for ETF products linked to our indices, significant increases in exchange-traded derivatives from higher trading volumes as a result of recent market volatility, increased mutual fund revenue, higher sales from over-the-counter derivatives, and 73 new ETFs launched during 2011. Assets under management for ETFs rose 5% to $314 billion in 2011 from $300 billion in 2010. Also contributing to the increase in subscription revenue were higher data and custom index sales.

2010

Subscription and non-subscription revenue grew compared to 2009. Subscription revenue increased compared to 2009 driven by increases at Ratings Direct and RatingsXpress; growth at Capital IQ and S&P Indices; and the acquisition of TheMarkets.com in September 2010. These factors were partially offset by declines in investment research products. Revenue from RatingsDirect and RatingsXpress increased as a result of strong growth in our subscription base from new client relationships and expanded relationships into existing accounts. The number of Capital IQ clients at December 31, 2010 increased 16% from 2009. Increased data sales to financial institutions at S&P Indices contributed to the increased subscription revenue. Offsetting these increases were decreases in investment research products, primarily resulting from the expiration of the Independent Equity Research settlement at the end of July 2009.

Non-subscription revenue at S&P Indices increased mainly due to growth in ETF products from higher levels of assets under management, in addition to 95 new ETFs launched during 2010. Assets under management for ETFs rose 22% to $300 billion in 2010 from $247 billion in 2009 due to the recovery in global markets. In addition, S&P Indices benefitted from ETFs changing their benchmarks to our indices in 2010.

Operating Income

2011

Operating income increased compared to 2010, primarily due to growth in ETF products, increases in the subscription base for the Global Credit Portal and Global Data Solutions and strong results in our CUSIP business in Enterprise Solutions. In addition, growth at Capital IQ and the acquisition of TheMarkets.com contributed to the increase. These increases were partially offset by higher personnel costs and staff increases internationally, mainly in India, and additional costs to build out our integrated data feed within Global Data Solutions and costs to further develop our infrastructure.

2010

Operating income increased slightly compared to 2009, primarily due to increases at S&P Indices and increases from Ratings Direct and RatingsXpress. This was partially offset by declines in investment research products as noted above, and increases in incentive compensation and staff increases internationally, mainly in India, and dilution from the acquisition of TheMarkets.com.

Industry Highlights and Outlook

The segment is focused on integrating and evolving its assets and capabilities into one scaled business that offers unique, high-value offerings across all asset classes. As a result of this integration, demand is expected to continue to increase for our Capital IQ and data and information offerings in 2012. Also, products at S&P Indices should continue to benefit as ETF assets grow globally. While market volatility is expected to continue in 2012, an anticipated recovering economy and a slightly less volatile market may slow growth in our traded S&P Indices products. This group also should see opportunities in products internationally, primarily in the Middle East and Asia. Further, cross-selling opportunities will continue to present themselves as S&P Indices launched a product in 2011 that has capabilities to integrate with our Capital IQ platform.

In addition, in November 2011 we announced an agreement with CME Group to establish a new joint venture in the rapidly growing index business. Under this agreement, we will contribute our S&P Indices business and the CME Group/Dow Jones joint venture will contribute the Dow Jones Indices business to create S&P/Dow Jones Indices, a global leader in index services. S&P/Dow Jones Indices is expected to close by the end of the second quarter of 2012, subject to regulatory approval and customary closing conditions.

Legal and Regulatory Environment

The financial services industry is subject to the potential for increased regulation in the U.S. and abroad. The businesses conducted by S&P Capital IQ / S&P Indices are in certain cases regulated under the U.S. Investment Advisers Act of 1940, the U.S. Securities Exchange Act of 1934 and/or the laws of the states or other jurisdictions in which they conduct business.

The markets for financial research, investment and advisory services are very competitive. S&P Capital IQ / S&P Indices competes domestically and internationally on the basis of a number of factors, including the quality of its research and advisory services, client service, reputation, price, geographic scope, range of products and services, and technological innovation.

On November 17, 2009, the European Commission, Directorate-General for Competition (“EC”) sent a Statement of Objections (“SO”) to the Company outlining the EC’s preliminary view that Standard & Poor’s CUSIP Service Bureau (an S&P Rating’s brand that is part of S&P Capital IQ / S&P Indices) was abusing its position as the sole-appointed National Numbering Agency for U.S. securities by requiring financial institutions and Information Service Providers to pay licensing fees for the use of International Securities Identification Numbers. As set forth in the SO, the EC’s preliminary view was that this behavior amounted to unfair pricing and infringed European competition law. The Company believed these preliminary views were erroneous but in order to resolve the investigation, proposed a set of commitments to the EC. Following market testing of the commitments, further discussions between the parties and some limited modifications to the commitments, the EC on November 15, 2011 accepted and made those commitments legally binding and ended its investigation. Pursuant to the commitments, CUSIP Global Services will create and distribute a new data feed of US International Securities Identification Numbers tailored specifically to the institutions for their use within the European Economic Area within five months.

See Note 13 – Commitments and Contingencies, to the Consolidated Financial Statements for further discussion.

Commodities & Commercial

C&C includes such brands as Platts, J.D. Power and Associates (“JDPA”), McGraw-Hill Construction and Aviation Week. The Broadcasting Group had historically been part of C&C. As of December 30, 2011 we completed the sale of the Broadcasting Group and in accordance with the presentation of the Broadcasting Group as discontinued operations, the results of operations for all periods presented have been reclassified to reflect this change. See Note 2 – Acquisitions, Divestitures and Other Significant Events to our Consolidated Financial Statements for further discussion.

	Years ended December 31,			% Change
	2011	2010	2009	’11 vs ’10	’10 vs ’09
Total revenue	$896	$811	$873	10%	(7%)
Operating income	$180	$153	$96	18%	59%
% Operating margin	20%	19%	11%

The following items had an impact on results for the years ended December 31, 2011 and 2010:

2011

•	Foreign exchange rates had a favorable impact of $4 million on revenue.

•	Pre-tax restructuring charges of $6 million were recorded in the fourth quarter, consisting primarily of employee severance costs related to a workforce reduction of approximately 100 positions.

2010

•	Pre-tax restructuring charges of $11 million were recorded in the fourth quarter, consisting primarily of employee severance costs related to a workforce reduction of approximately 230 positions.

Revenue

2011

Revenue increased primarily by strong demand for Platts’ proprietary content and by growth in syndicated studies and consulting services across our automotive and non-automotive sectors.

Platts’ revenue grew by more than 21% and represents nearly 47% of total C&C revenue for the year. Platts’ global commodities products, primarily related to petroleum and natural gas, have shown strong growth as continued volatility in commodity prices drove the need for market information. The spread between the highest and lowest price for crude oil futures during the year was approximately 63% greater than the spread in the prior year. The growth rate in international revenue across the commodities products was strong across all regions, particularly in Asia and Europe.

International growth for our automotive revenue was strong in 2011 across all regions. Also contributing to our revenue growth for 2011 was the final transitioning during 2010 of certain automotive syndicated studies to an online service platform. This resulted in revenue that was deferred last year to be recognized this year. The majority of this revenue has now been recognized so this will not continue to favorably impact revenue comparisons in 2012.

Partially offsetting these increases at C&C were decreases in our construction business as market declines have continued to slow new business growth.

2010

Revenue declined compared to 2009, primarily driven by the divestiture of BusinessWeek in December 2009. Offsetting this decline was continued revenue growth in our global commodities information products, primarily related to oil. Continued volatility in crude oil and other commodity prices drove the need for market information, particularly in Europe and Asia.

Operating Income

2011

The key drivers for operating income growth in the segment for 2011 were the revenue growth mentioned above along with lower compensation costs as a result of restructuring actions. Additional costs from our acquisition of Bentek Energy LLC and Steel Business Briefing Group partially offset the growth in the segment. Also impacting operating income were a number of nonrecurring items consisting of a write-off of deferred costs recorded in prior periods, offset by a gain on the sale of our interest in LinkedIn Corporation as discussed in more detail in Note 2 – Acquisitions, Divestitures and Other Significant Events to our Consolidated Financial Statements, and insurance recoveries on costs incurred in prior periods.

2010

Key drivers for operating profit growth in the segment compared to 2009 were the positive impact of the divestiture of BusinessWeek and growth in our global commodities information products.

See Note 13 – Commitments and Contingencies, to the Consolidated Financial Statements for legal matters affecting the segment.

Industry Highlights and Outlook

In 2012, C&C expects to continue to invest in digital capabilities that will enable the businesses to become more integrated, creating a foundation for the development of new products and revenue streams. The segment will further expand its presence in selected markets and geographies to help drive growth.

The continuing growth in oil demand and the uncertainty of supply causes volatility in energy prices, which will drive market participant demand for Platt’s proprietary content, including news, price assessments and analytics to enable trading decisions. The International Energy Agency projects that world oil consumption will grow by 1.3 million barrels per day to 90.3 million barrels per day in 2012. The most dynamic emerging market growth has come from China, where oil demand is expected to grow 5.3% this year, which is the fastest rate of any country in the world.

Demand for our automotive studies is driven by the performance of the automotive industry. In 2011, global and U.S. light vehicle sales increased 4% and 10%, respectively, compared to 2010, largely as a result of continued strength in emerging markets, recovery in Western Europe and U.S. demand. For 2012, JDPA projects growth for global and U.S. light vehicle sales of approximately 8% and 9% year on year. Growth in 2012 is expected to be driven primarily by the continued recovery in the mature automotive markets and growth in the emerging automotive markets leading to increased demand for JDPA automotive consulting, retail and quality tracking and other proprietary services. Likewise, improved economic conditions are expected to facilitate growth in JDPA’s traditional non-automotive businesses globally.

Demand for our construction offerings is primarily dependent on the non-residential construction industry. In 2011, the value of new construction starts declined 2% from a year ago. In 2011, non-residential building construction declined 4% from a year ago, while residential building climbed 2%, compared to 2010, helped by the strengthening multifamily housing sector. Non-building construction in 2011 was down 3% from a year ago, as decreased activity for public works was partially offset by a sharp gain for electric utilities. In 2012, total construction starts are forecast to rise 2%, reflecting renewed strengthening for the housing sector and modest growth for commercial building from extremely low levels. Commercial building in 2012 is estimated to rise 10%. At the same time, tight federal and state budget conditions will have a dampening impact in 2012 on institutional building (down 2%) and public works construction (down 5%).

McGraw-Hill Education

MHE consists of two operating groups: the School Education Group (“SEG”), serving the elementary and high school (“el-hi”) markets, and the Higher Education, Professional and International Group (“HPI”), serving the college and university, professional, international and adult education markets.

	Years ended December 31,			% Change
	2011	2010	2009	’11 vs ’10	’10 vs ’09
Revenue
School Education Group	$949	$1,109	$1,112	(14%)	—
Higher Education, Professional and International	1,343	1,324	1,275	1%	4%

Total revenue	$2,292	$2,433	$2,387	(6%)	2%

Operating income	$320	$363	$276	(12%)	32%
% Operating margin	14%	15%	12%

The following items had an impact on results for the years ended December 31, 2011 and 2010:

2011

•	Foreign exchange rates had favorable impacts of $13 million on revenue and $5 million on operating profit.

•	Pre-tax restructuring charges of $34 million were recorded in the fourth quarter, consisting primarily of employee severance costs related to a workforce reduction of approximately 540 positions.

2010

•	Foreign exchange rates had a favorable impact of $11 million on revenue.

•	Operating income includes a pre-tax gain of $4 million for the sale of our Australian secondary education business in August 2010.

Revenue

School Education Group

2011

Revenue at SEG decreased compared to the prior year, primarily due to a decline in the adoption states that was largely driven by Texas. Last year SEG received significant revenue related to the state’s reading/literature adoption, but this year’s adoption for other curriculum areas offered less revenue potential for SEG. Florida sales declined for the year as opportunities in this year’s science adoption could not match our results in last year’s math adoption. Also impacting the revenue decline was our decision to participate in fewer adoption subject categories in several states owing to funding uncertainties. These decreases were offset by higher sales in California, where the state’s largest district, Los Angeles Unified, adopted McGraw-Hill’s California Treasures as its new K-5 reading program. Sales were also higher in Louisiana, where our science programs were successful.

Sales in the open territory decreased from the prior year due to lower sales in Pennsylvania, New York, Ohio, Minnesota and Alaska. A significant factor in the decline is the success SEG had last year in capturing federal stimulus funds, which were largely spent by 2011 and thus fewer opportunities were available. Partially offsetting these declines were higher sales in Maryland for elementary reading products.

Custom testing revenue increased slightly primarily due to increases in the scope of work for a contract in the Middle East, partially offset by the timing of revenue in Missouri. Formative assessment declined slightly, as did non-custom or “shelf” revenue. A factor affecting this year’s testing market was lower-than-anticipated spending of Race to the Top funds by the award-winning states and assessment consortia. However, all grants made in 2010 must be spent within a four-year period, which should improve opportunities in 2012, 2013, and 2014.

2010

Revenue was essentially flat compared to 2009, as higher sales in the state new adoption market were offset by declines in open territory sales and in custom testing revenue that did not repeat due to the discontinuation of contracts in Florida, Arizona and California. SEG’s sales in the adoption states increased from 2009. The largest growth occurred in Texas, which did not adopt new materials in 2009, but conducted a K-12 reading and literature adoption in 2010. Also contributing to the increase were higher sales in Florida, where purchasing was driven by the K-12 math adoption. Offsetting this growth were reductions in sales in Tennessee, where 2010 adoption offered less potential than the 2009 adoption, and South Carolina, where a scheduled high-school math adoption was not funded. Residual sales in the adoption states decreased as compared to 2009 because more schools bought new materials this year for implementation in the fall and as a result they reordered fewer previously adopted materials. In the K-12 market, new basal programs are implemented at the beginning of the fall term, and therefore the majority of the purchasing is done in the second and third quarters. In a number of adoption states, pressures on educational budgets caused many school districts to limit or postpone purchases of educational materials during the year.

SEG’s sales in the open territory decreased from 2009, due to lower sales in Ohio, New Jersey, Missouri and Michigan as a result of state and district budget constraints. Illinois also contributed to the decrease by suspending its textbook loan program, which normally provides purchasing assistance to local districts, during 2010.

In addition to the declines in custom testing, non-custom or “shelf” testing also decreased compared to 2009 across all product lines. These decreases in testing were partially offset by an increase in formative assessment due to the continued growth of SEG’s Acuity program resulting from new business and renewals of existing business.

Higher Education, Professional and International

2011

In the HPI group, Higher Education increased from the prior year due to strong growth in several disciplines, notably business and economics, as well as significant growth in digital revenue driven by the Homework Management product line, primarily McGraw-Hill Connect. Our agreement with Blackboard contributed to Higher Education’s revenue as instructors and students began to activate Connect through the Blackboard platform. Sales generated by McGraw-Hill Create and other custom learning solutions also increased as more and more instructors chose to build their own curriculums.

•

Key titles contributing to performance in 2011 included McConnell, Economics, 19/e; Ober, Gregg College Keyboarding, 11/e; Saladin, Anatomy and Physiology, 6/e; Sanderson, Computers in the Medical Office, 7/e; and Wild, Fundamental Accounting Principles, 20/e.

Professional increased slightly over the prior year due to continued growth in digital subscription revenue and in e-book sales, which were driven by the proliferation of e-reading devices during 2011. These gains were partially offset by a decline in print book sales that was driven principally by conditions in the retail market.

International decreased slightly from the prior year as lower sales in Asia, Europe, the Middle East and Africa, where regional conditions affected some markets, were offset by growth in Latin America, India and Canada.

2010

Higher Education increased for both print and digital products, driven by higher enrollments in the academic year and by strong publication lists and attractive new digital offerings in all major subject areas.

•

Key titles contributing to performance in 2010 included Nickels, Understanding Businesses, 9/e; Shier, Hole’s Human Anatomy and Physiology, 12/e; Lucas, The Art of Public Speaking, 10/e; Saladin, Anatomy & Physiology, 5/e; and Sanderson, Computers in the Medical Office, 6/e.

•

Digital growth was driven by the continued success of the Homework Management product line, which included new releases on the improved and enhanced Connect platform. E-book revenue also increased over the prior year.

Professional increased over 2009 due to increases in net book publishing sales (including both print books and e-books) as returns were significantly lower than the prior year. Growth in other digital revenue, primarily from digital subscription products, also contributed to the increase.

International increased slightly over 2009, driven by the favorable impact of foreign exchange rates. Higher sales in the Middle East, Africa and Asia were partially offset by declines in Canada and in other international markets.

Operating Income

2011

Operating income for MHE declined compared to 2010, primarily due to declines in revenue at SEG as noted above, as well as increased costs, primarily due to technology requirements and the continuing investment in digital product development. This decrease was partially offset by a reduction in plant amortization, lower reserve requirements, tight overall cost controls and lower selling and marketing expenses given the reduced revenue opportunities.

2010

Operating income for MHE improved compared to 2009, primarily due to the increases in Higher Education sales combined with lower costs and expenses, notably reduced prepublication amortization, lower costs related to inventory, cost-saving initiatives and savings from the realignment of several business operations within the segment that occurred during the second quarter of 2009.

Industry Highlights and Outlook

According to statistics compiled by AAP, total net sales of elementary and secondary instructional materials decreased by 9.4% through December 2011. Net sales for the industry in the adoption states decreased by 12.7% compared to 2010, and net sales in the open territory states decreased by 5.7% compared to 2010.

Total U.S. PreK-12 enrollment for 2011-2012 is estimated at nearly 56 million students, up 0.3% from 2010-2011, according to the National Center for Education Statistics (“NCES”). We project that the 2012 el-hi market could decrease by approximately 9% versus the 2011 market. This decline reflects lower opportunities in the adoption states, where the most significant reduction is anticipated in Texas. Although there will be some carry-over purchasing from the 2011 adoption, Texas will not be adopting new materials in 2012. Key adoption opportunities will be offered by K-12 social studies in Florida, K-12 reading and literature in Mississippi, K-12 math in Alabama and continued purchasing of reading and literature in California. As in 2011, the size of the new adoption market in 2012 will depend to a considerable extent on the level of funding provided in each state. In recent years, several adoption states have begun operating more like open territory states in that fewer local districts within these states are purchasing newly state-listed materials in the early years of adoption. In the open territory itself, however, sales are projected to increase slightly in 2012 after declining in 2011.

Revenue at HPI is affected by enrollments, higher education funding and the number of courses available to students. The median projected increase in U.S. college enrollments is a rise of 13% to 20.6 million between 2007 and 2018, according to NCES. The U.S. college new textbook market is $4.5 billion and is expected to grow about 0%-3% in 2012. As technology continues to be the key trend in higher education for course management and content delivery, HPI will continue its digital transformation by aggressively pursuing a variety of e-initiatives, including e-books, homework support for students and online faculty support.

LIQUIDITY AND CAPITAL RESOURCES

We continue to maintain a strong financial position. Our primary source of funds for operations is cash from our businesses and our core businesses have been strong cash generators. Income and, consequently, cash provided from operations during the year are significantly impacted by the seasonality of our businesses, particularly educational publishing. The first quarter is the smallest, accounting for 21% of revenue and 14% of income from continuing operations in 2011. The third quarter is the largest, accounting for 31% of revenue and generating 44% of 2011 income from continuing operations. This seasonality also impacts cash flow and related borrowing patterns as investments for MHE are typically made in the first half of the year to support the strong selling period that occurs in the third quarter. As a result, our cash flow is typically lower in the first half of the year and higher in the second half.

In 2012, cash on hand, cash flows from operations and availability under our existing credit facility are expected to be sufficient to meet any additional operating and recurring cash needs into the foreseeable future. We use our cash for a variety of needs, including among others: ongoing investments in our businesses, strategic acquisitions, share repurchases, dividends, investment in publishing programs, capital expenditures and investment in our digital initiatives and infrastructure.

Cash Flow Overview

Cash and cash equivalents were $944 million as of December 31, 2011, a decrease of $582 million as compared to December 31, 2010, and consisted of domestic cash of $296 million and cash held abroad of $648 million. Typically, cash held outside the U.S. is anticipated to be utilized to fund international operations or to be reinvested outside of the U.S., as a significant portion of our opportunities for growth in the coming years are expected to be abroad. In the event funds from international operations are needed to fund operations in the U.S., we would be required to accrue for and pay taxes in the U.S. to repatriate these funds.

	Years ended December 31,
	2011	2010	2009
Net cash provided by (used for):
Operating activities	$1,344	$1,458	$1,330
Investing activities	(246)	(597)	(279)
Financing activities	(1,665)	(533)	(335)

In 2011, we generated free cash flow of $807 million versus $881 million in 2010, a decrease of $74 million. The decline is due primarily to a decrease in cash provided by operating activities as discussed below. Free cash flow is a non-GAAP financial measure and reflects our cash flow provided by operating activities less capital expenditures and dividends. In 2011, free cash flow was adjusted for the taxes paid on the sale of our Broadcasting Group. Capital expenditures include investments in pre-publication costs, purchases of property and equipment and additions to technology projects. See “Reconciliation of Non-GAAP Financial Information” on page 33 for a reconciliation of cash flow provided by operating activities, the most directly comparable U.S. GAAP financial measure, to free cash flow.

Our Consolidated Statements of Cash Flows include amounts related to discontinued operations. In 2011, cash flows from investing activities include proceeds of $216 million from the sale of our Broadcasting Group. Discontinued operations did not have a significant impact on cash flows from operating, investing and financing activities in 2010 and 2009.

Operating activities

Cash provided by operating activities decreased $114 million to $1.3 billion in 2011, mainly due to increased payments to vendors, higher payments for incentives and higher legal and third-party consulting payments, partially offset by an increase in other assets and liabilities primarily due to higher pension plan contributions in 2010.

Higher incentive compensation payments in 2011 reflect greater achievement against targeted results in 2010 as compared to achievement against targets in 2009.

Investing activities

Our cash outflows from investing activities are primarily for acquisitions, investment in pre-publication costs and capital expenditures, while cash inflows are primarily from dispositions.

Cash used for investing activities decreased $351 million to $246 million in 2011, primarily due to proceeds received from the sale of our Broadcasting Group in December 2011 and a higher amount of cash paid for acquisitions in 2010. In 2011, we acquired Steel Business Briefing Group and Bentek Energy LLC, both included as part of C&C, and assets of Bookette Software Company were integrated with MHE. In 2010, we acquired substantially all of the assets and certain liabilities of Pipal Research Corporation and TheMarkets.com LLC, which were included as part of S&P Capital IQ / S&P Indices; substantially all of the assets and certain liabilities of Tegrity Ltd, which were included as part of MHE; and a minority interest in Ambow Education Holding Ltd. Refer to Note 2 – Acquisitions, Divestitures and Other Significant Events to our Consolidated Financial Statements for further information.

Financing activities

Our cash outflows from financing activities consist primarily of share repurchases and dividends, while cash inflows are primarily proceeds from the exercise of stock options.

Cash used for financing activities increased $1.1 billion to $1.7 billion in 2011. The increase is primarily attributable to cash used to repurchase shares. During 2011, we utilized cash to repurchase approximately 35 million shares for $1.5 billion, including commissions. The average price per share, excluding commissions, was $40.48 (average price per share excludes the accelerated share repurchase transaction, discussed in more detail below). We repurchased 9 million shares for $256 million, including commissions, during 2010. The average price per share, excluding commissions, was $29.37. The repurchased shares may be used for general corporate purposes, including the issuance of shares for stock compensation plans and to offset the dilutive effect of the exercise of employee stock options.

In 2011, 8 million shares have been repurchased to complete the stock repurchase program that was approved by the Board of Directors in 2007 (the “2007 Repurchase Program”). As of December 31, 2011, no shares remained available under the 2007 Repurchase Program.

On June 29, 2011, the Board of Directors approved a new stock repurchase program authorizing the purchase of up to 50 million shares (the “2011 Repurchase Program”), which was approximately 17% of the total shares of our outstanding common stock at that time. The 2011 Repurchase Program has no expiration date and purchases under this program may be made from time to time on the open market and in private transactions, depending on market conditions. As of December 31, 2011, 24 million shares remained available under the 2011 Repurchase Program.

On December 7, 2011 we entered into two separate accelerated share repurchase agreements (“ASR Agreements”) to initiate share repurchases aggregating $500 million. The first ASR Agreement was structured as an uncollared ASR Agreement in which we paid $250 million on December 12, 2011 and received an initial delivery of approximately 5 million shares subject to a 20%, or $50 million, holdback. The second ASR Agreement was structured as a capped ASR Agreement in which we paid $250 million and received approximately 5 million shares representing the minimum number of common shares to be repurchased based on a calculation using a specific capped price per share. Further discussion relating to our ASR Agreements can be found in Note 9 – Equity to our Consolidated Financial Statements.

Additional Financing

Currently, we have the ability to borrow $1.2 billion in additional funds through our commercial paper program, which is supported by our $1.2 billion three-year credit agreement (our “credit facility”) that will terminate on July 30, 2013. We pay a commitment fee of 15 to 35 basis points for our credit facility, depending on our credit rating, whether or not amounts have been borrowed, and currently pay a commitment fee of 20 basis points. The interest rate on borrowings under our credit facility is, at our option, calculated using rates that are primarily based on either the prevailing London Inter-Bank Offer Rate, the prime rate determined by the administrative agent or the Federal funds rate. For certain borrowings under our credit facility there is also a spread based on our credit rating added to the applicable rate. As of December 31, 2011, we have not utilized our credit facility for additional funds.

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

Dividends

On January 18, 2012, the Board of Directors approved an increase in the quarterly common stock dividend from $0.25 per share to $0.255 per share.

Contractual Obligations

We typically have various contractual obligations, which are recorded as liabilities in our Consolidated Balance Sheets, while other items, such as certain purchase commitments and other executory contracts, are not recognized, but are disclosed herein. For example, we are contractually committed to acquire paper and other printing services and make certain minimum lease payments for the use of property under operating lease agreements.

We believe that the amount of cash and cash equivalents on hand, cash flow expected from operations and availability under our credit facility will be adequate for us to execute our business strategy and meet anticipated requirements for lease obligations, capital expenditures, working capital and debt service for 2012.

The following table summarizes our significant contractual obligations and commercial commitments at December 31, 2011, over the next several years. Additional details regarding these obligations are provided in the Notes to our Consolidated Financial Statements, as referenced in the footnotes to the table:

	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
Outstanding debt [1]	$400	$—	$—	$798	$1,198
Operating leases [2]	186	316	256	503	1,261
Paper and printing services [3]	207	360	263	41	871
Purchase obligations and other [4]	102	72	29	—	203

Total contractual cash obligations	$895	$748	$548	$1,342	$3,533

[1]	Amounts represent the carrying value of our debt and do not include interest we pay on our long-term debt, which is described in Note 6 – Debt to the Consolidated Financial Statements.

[2]	Amounts shown include taxes and escalation payments, see Note 13 – Commitments and Contingencies to the Consolidated Financial Statements for further discussion on our operating lease obligations.

[3]

We have contracts to purchase paper and printing services that have target volume commitments, however there are no contractual terms that require us to purchase a specified amount of goods or services and if significant volume shortfalls were to occur during a contract period, then revised terms may be renegotiated with the supplier. These obligations are not recorded in our Consolidated Financial Statements until contract payment terms take effect.

[4]

Other consists primarily of commitments for unconditional purchase obligations for contracts for data, voice and optical network transport services and certain enterprise-wide IT software licensing and maintenance.

As of December 31, 2011, we had $57 million of liabilities for unrecognized tax benefits. We have excluded the liabilities for unrecognized tax benefits from our contractual obligations table because reasonable estimates of the timing of cash settlements with the respective taxing authorities are not practicable.

We make contributions to our pension and postretirement plans in order to satisfy minimum funding requirements as well as additional contributions that we consider appropriate to improve the funded status of our plans. During 2011, we contributed $29 million and $10 million to our domestic and international retirement and post-retirement plans, respectively. Expected employer contributions in 2012 are $44 million and $10 million for our domestic and international retirement and post-retirement plans, respectively. In 2012, we may elect to make additional non-required contributions depending on investment performance and the pension plan status. See Note 7 – Employee Benefits to the Consolidated Financial Statements for further discussion.

Off-Balance Sheet Arrangements

At December 31, 2011 and 2010, we did not have any relationships with unconsolidated entities, such as entities often referred to as specific purpose or variable interest entities where we are the primary beneficiary, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such we are not exposed to any financial liquidity, market or credit risk that could arise if we had engaged in such relationships.

RECONCILIATION OF NON-GAAP FINANCIAL INFORMATION

Free cash flow is a non-GAAP financial measure and reflects our cash flow provided by operating activities less capital expenditures, investment in prepublication costs and dividends. In 2011, free cash flow was adjusted for the taxes paid on the sale of our Broadcasting Group. Capital expenditures include purchases of property and equipment and additions to technology projects. Our cash flow provided by operating activities is the most directly comparable U.S. GAAP financial measure to free cash flow.

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

The presentation of free cash flow is not intended to be considered in isolation or as a substitute for the financial information prepared and presented in accordance with U.S. GAAP. Free cash flow, as we calculate it, may not be comparable to similarly titled measures employed by other companies. The following table presents a reconciliation of our cash flow provided by operating activities to free cash flow:

	Years ended December 31,
	2011	2010	2009
Cash provided by operating activities	$1,344	$1,458	$1,330
Investment in prepublication costs	(158)	(151)	(177)
Capital expenditures	(119)	(115)	(92)

Cash flow before dividends	1,067	1,192	1,061

Dividends paid to shareholders	(296)	(292)	(281)
Dividends paid to noncontrolling interests	(12)	(19)	(9)
Taxes paid on gain from disposition of Broadcasting Group	48	—	—

Free cash flow	$807	$881	$771

CRITICAL ACCOUNTING ESTIMATES

Our discussion and analysis of our financial condition and results of operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities.

On an ongoing basis, we evaluate our estimates and assumptions, including those related to revenue recognition, allowance for doubtful accounts and sales returns, valuation of inventories, prepublication costs, valuation of long-lived assets, goodwill and other intangible assets, pension plans, incentive compensation and stock-based compensation, income taxes and contingencies. We base our estimates on historical experience, current developments and on various other assumptions that we believe to be reasonable under these circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that cannot readily be determined from other sources. There can be no assurance that actual results will not differ from those estimates.

Management considers an accounting estimate to be critical if it required assumptions to be made that were uncertain at the time the estimate was made and changes in the estimate or different estimates could have a material effect on our results of operations. Management has discussed the development and selection of our critical accounting estimates with the Audit Committee of our Board of Directors. The Audit Committee has reviewed our disclosure relating to them in this MD&A.

We believe the following critical accounting policies require us to make significant judgments and estimates in the preparation of our Consolidated Financial Statements:

Revenue recognition

Revenue is recognized as it is earned when goods are shipped to customers or services are rendered. We consider amounts to be earned once evidence of an arrangement has been obtained, services are performed, fees are fixed or determinable and collectability is reasonably assured. Revenue relating to products that provide for more than one deliverable is recognized based upon the relative fair value to the customer of each deliverable as each deliverable is provided. Revenue relating to agreements that provide for more than one service is recognized based upon the relative fair value to the customer of each service component as each component is earned. If the fair value to the customer for each service is not objectively determinable, we make our best estimate of the services’ stand alone selling price and recognize revenue as earned as the services are delivered. The allocation of consideration received from multiple element arrangements that involve initial assignment of ratings and the future surveillance of ratings is determined through an analysis that considers cash consideration that would be received for instances when the service components are sold separately. In such cases, we defer portions of rating fees that we estimate will be attributed to future surveillance and recognize the deferred revenue ratably over the estimated surveillance periods. Advertising revenue is recognized when the page is run. Subscription income is recognized over the related subscription period.

Product revenue consists of educational and information products, primarily books, magazine circulations and syndicated study products in our MHE and C&C segments. Service revenue consists of our S&P Ratings and S&P Capital IQ / S&P Indices segments, the service assessment contracts of our MHE segment and information-related services and advertising of our C&C segment.

For the years ended December 31, 2011, 2010 and 2009, no significant changes have been made to the underlying assumptions related to estimates of revenue or the methodologies applied. Based on our current outlook these assumptions are not expected to significantly change in 2012.

Allowance for doubtful accounts and sales returns

The allowance for doubtful accounts reserve methodology is based on historical analysis, a review of outstanding balances and current conditions. In determining these reserves, we consider, amongst other factors, the financial condition and risk profile of our customers, areas of specific or concentrated risk as well as applicable industry trends or market indicators. The impact on operating profit for a one percentage point change in the allowance for doubtful accounts is approximately $13 million. A significant estimate in our MHE segment, and particularly within HPI, is the allowance for sales returns, which is based on the historical rate of return and current market conditions. Should the estimate of the allowance for sales returns in HPI vary by one percentage point the impact on operating profit would be approximately $12 million.

For the years ended December 31, 2011, 2010, and 2009, we made no material changes in our assumptions regarding the determination of the allowance for doubtful accounts and sales returns. Based on our current outlook these assumptions are not expected to significantly change in 2012.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. A significant estimate in our MHE segment is the reserve for inventory obsolescence. In determining this reserve, we consider management’s current assessment of the marketplace, industry trends and projected product demand as compared to the number of units currently on hand. The impact on operating profit for a one percentage point change in the estimate for inventory obsolescence is approximately $3 million.

For the years ended December 31, 2011, 2010, and 2009, we made no material changes in our assumptions regarding the determination of the valuation of inventories and reserve for inventory obsolescence. Based on our current outlook these assumptions are not expected to significantly change in 2012.

Prepublication costs

Prepublication costs, principally external preparation costs, are amortized from the year of publication over their estimated useful lives, one to six years, using either an accelerated or straight-line method. The majority of the programs are amortized using an accelerated methodology. We periodically evaluate the amortization methods, rates, remaining lives and recoverability of such costs, which are sometimes dependent upon program acceptance by state adoption authorities. In evaluating recoverability, we consider our current assessment of the marketplace, industry trends and the projected success of programs.

For the year ended December 31, 2011, prepublication amortization expense was $198 million, representing 8% of consolidated operating-related expenses and 10% of our MHE segment’s total expenses. The impact on consolidated amortization expense for a one percentage point change in the annual prepublication amortization is approximately $2 million.

For the years ended December 31, 2011, 2010, and 2009, no significant changes have been made to the amortization rates applied to prepublication costs, the underlying assumptions related to estimates of amortization or the methodology applied. Based on our current outlook these assumptions are not expected to significantly change in 2012.

Accounting for the impairment of long-lived assets (including other intangible assets)

We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Upon such an occurrence, recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to current forecasts of undiscounted future net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized equal to the amount by which the carrying amount of the asset exceeds the fair value of the asset. For long-lived assets held for sale, assets are written down to fair value, less cost to sell. Fair value is determined based on market evidence, discounted cash flows, appraised values or management’s estimates, depending upon the nature of the assets. There were no material impairments of long-lived assets for the years ended December 31, 2011, 2010, and 2009.

Goodwill and indefinite-lived intangible assets

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. As of December 31, 2011 and 2010, the carrying value of goodwill and other indefinite-lived intangible assets was $2.2 billion and $2.1 billion, respectively. Goodwill and other intangible assets with indefinite lives are not amortized, but instead are tested for impairment annually during the fourth quarter each year or more frequently if events or changes in circumstances indicate that the asset might be impaired.

Goodwill

As part of our annual impairment test of our 5 reporting units, we initially perform a qualitative analysis evaluating whether any events and circumstances occurred that provide evidence that it is more likely than not that the fair value of any of our reporting units is less than its carrying amount. If, based on our evaluation of the events and circumstances that occurred during the year we do not believe that it is more likely than not that the fair value of any of our reporting units is less than its carrying amount, no quantitative impairment test is performed. Conversely, if the results of our qualitative assessment determine that it is more likely than not that the fair value of any of our reporting units is less than its respective carrying amount we perform a two-step quantitative impairment test. Under the accounting rules in effect in 2010 and 2009, we were automatically required to perform a quantitative impairment test for each of our reporting units.

For 2011, based on our qualitative assessments, we determined that it is more likely than not that our reporting units’ fair value was greater than their respective carrying amounts, with the exception of our SEG reporting unit. Our qualitative assessment included, but was not limited to, consideration of macroeconomic conditions, industry and market conditions, cost factors, cash flows, changes in key Company personnel and our share price.

For our SEG reporting unit in 2011 and for all of our reporting units in 2010 and 2009, in the first step of our quantitative impairment test, the estimated fair value of the reporting unit is compared to its carrying value including goodwill. Fair value of the reporting units are estimated using the income approach, which incorporates the use of discounted free cash flow (“DCF”) analyses and are corroborated using the market approach, which incorporates the use of revenue and earnings multiples based on market data. The DCF analyses are based on the current operating budgets and estimated long-term growth projections for each reporting unit. Future cash flows are discounted based on a market comparable weighted average cost of capital rate for each reporting unit, adjusted for market and other risks where appropriate. In addition, we analyze any difference between the sum of the fair values of the reporting units and our total market capitalization for reasonableness, taking into account certain factors including control premiums.

If the fair value of the reporting unit is less than the carrying value, a second step is performed which compares the implied fair value of the reporting unit’s goodwill to the carrying value of the goodwill. The implied fair value of the goodwill is determined based on the difference between the fair value of the reporting unit and the net fair value of the identifiable assets and liabilities of the reporting unit. If the implied fair value of the goodwill is less than the carrying value, the difference is recognized as an impairment charge.

Based on our quantitative assessment performed during the fourth quarter of 2011 at SEG, the fair value of SEG exceeded its carrying value by more than 25%. Goodwill associated with SEG as of December 31, 2011 is $467 million. Significant judgments inherent in this analysis include estimating the amount of and timing of future cash flows and the selection of appropriate discount rates and long-term growth rate assumptions. Given the current market conditions and continued uncertainty with state budgets there could be changes to our SEG estimates and assumptions that could materially affect the determination of their fair value and could result in an impairment charge, which could be material to our financial position and results of operations. Increasing our discount rate by 1% would not have resulted in the carrying value exceeding the applicable fair value of SEG. We will continue to monitor the recoverability of goodwill at all our reporting units in 2012.

Indefinite-Lived Intangible Assets

We evaluate the recoverability of indefinite-lived intangible assets by comparing the estimated fair value of the intangible asset to its carrying value. Our only indefinite-lived intangible asset is JDPA’s trade name and the fair value is estimated using the income approach. If the indefinite-lived intangible asset carrying value exceeds its fair value, an impairment is estimated using the income approach. The fair value of loss is recognized in an amount equal to that excess. Significant judgments inherent in these analyses include estimating the amount and timing of future cash flows and the selection of appropriate discount rates, royalty rates and long-term growth rate assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for this indefinite-lived intangible asset and could result in an impairment charge, which could be material to our financial position and results of operations.

We performed our impairment assessment of goodwill and indefinite-lived intangible assets and concluded that no impairment existed for the years ended December 31, 2011, 2010, and 2009.

Retirement plans and postretirement healthcare and other benefits

Our employee pension and other postretirement benefit costs and obligations are dependent on assumptions concerning the outcome of future events and circumstances, including compensation increases, long-term return on pension plan assets, healthcare cost trends, discount rates and other factors. In determining such assumptions, we consult with outside actuaries and other advisors where deemed appropriate. In accordance with relevant accounting standards, if actual results differ from our assumptions, such differences are deferred and amortized over the estimated future working life of the plan participants. While we believe that the assumptions used in these calculations are reasonable, differences in actual experience or changes in assumptions could affect the expense and liabilities related to our pension and other postretirement benefits.

The following is a discussion of some significant assumptions that we make in determining costs and obligations for pension and other postretirement benefits:

•	Discount rate assumptions are based on current yields on high-grade corporate long-term bonds.

•	Salary growth assumptions are based on our long-term actual experience and future outlook.

•	Healthcare cost trend assumptions are based on historical market data, the near-term outlook and an assessment of likely long-term trends.

•	The expected return on assets assumption is calculated based on the plan’s asset allocation strategy and projected market returns over the long-term.

Our discount rate and return on asset assumptions used to determine the net periodic pension and postretirement benefit cost on our U.S. retirement plans are as follows:

	Retirement Plans			Post-Retirement Plans
January 1	2012	2011	2010	2012	2011	2010
Discount rate	5.1%	5.4%	5.95%	4.45%	4.65%	5.3%
Return on assets	7.75%	8.0%	8.0%
Weighted-average healthcare cost rate				8.0%	8.0%	8.0%

Stock-based compensation

Stock-based compensation expense is measured at the grant date based on the fair value of the award and is recognized over the requisite service period, which typically is the vesting period. Stock-based compensation is classified as both operating expense and selling and general expense in the Consolidated Statements of Income.

Stock-based compensation expense for the years ended December 31, 2011, 2010, and 2009 was $96 million, $67 million and $22 million, respectively.

Included in stock-based compensation expense is restricted stock and unit awards expense of $72 million in 2011, $45 million in 2010 and $2 million in 2009.

We use a lattice-based option-pricing model to estimate the fair value of options granted. The following assumptions were used in valuing the options granted:

	Years ended December 31,
	2011	2010	2009
Risk-free average interest rate	0.2 - 3.5%	0.3 - 4.2%	0.4 - 4.1%
Dividend yield	2.5 - 3.0%	2.9-3.1%	3.3-3.7%
Volatility	21 - 51%	28 - 60%	33 - 75%
Expected life (years)	6.1 - 6.2	5.8 - 7.0	5.6 - 6.0
Weighted-average grant-date fair value per option	$10.61	$10.02	$5.78

Because lattice-based option-pricing models incorporate ranges of assumptions, those ranges are disclosed. These assumptions are based on multiple factors, including historical exercise patterns, post-vesting termination rates, expected future exercise patterns and the expected volatility of our stock price. The risk-free interest rate is the imputed forward rate based on the U.S. Treasury yield at the date of grant. We use the historical volatility of our stock price over the expected term of the options to estimate the expected volatility. The expected term of options granted is derived from the output of the lattice model and represents the period of time that options granted are expected to be outstanding.

Income taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. We recognize liabilities for uncertain tax positions taken or expected to be taken in income tax returns. Accrued interest and penalties related to unrecognized tax benefits are recognized in interest expense and operating expense, respectively.

Judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and unrecognized tax benefits. In determining the need for a valuation allowance, the historical and projected financial performance of the operation that is recording a net deferred tax asset is considered along with any other pertinent information.

Our effective tax rate for continuing operations was 36.3% for 2011, 2010 and 2009. Including discontinued operations, the effective tax rate was 36.5% for 2011 and 36.4% for 2010 and 2009.

We file income tax returns in the U.S. federal jurisdiction, various states, and foreign jurisdictions, and we are routinely under audit by many different tax authorities. We believe that our accrual for tax liabilities is adequate for all open audit years based on our assessment of many factors including past experience and interpretations of tax law. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events. It is possible that examinations will be settled prior to December 31, 2012. If any of these tax audit settlements do occur within that period we would make any necessary adjustments to the accrual for unrecognized tax benefits. Until formal resolutions are reached between us and the tax authorities, the determination of a possible audit settlement range with respect to the impact on unrecognized tax benefits is not practicable. On the basis of present information, it is our opinion that any assessments resulting from the current audits will not have a material effect on our Consolidated Financial Statements.

For our foreign subsidiaries, we have determined that the undistributed earnings relating to these subsidiaries are permanently reinvested within its foreign operations. Accordingly, we have not provided deferred income taxes on these indefinitely reinvested earnings. A future distribution by the foreign subsidiaries of these earnings could result in additional tax liability, which may be material to our future reported results, financial position and cash flows.

For the years ended December 31, 2011, 2010, and 2009, we made no material changes in our assumptions regarding the determination of the provision for income taxes. However, certain events could occur that would materially affect our estimates and assumptions regarding deferred taxes. Changes in current tax laws and applicable enacted tax rates could affect the valuation of deferred tax assets and liabilities, thereby impacting our income tax provision.

Contingencies

We are subject to a number of lawsuits and claims that arise in the ordinary course of business. We recognize a liability for such contingencies when both (a) information available prior to issuance of the financial statements indicates that it is probable that a liability had been incurred at the date of the financial statements and (b) the amount of loss can reasonably be estimated. We continually assess the likelihood of any adverse judgments or outcomes to our contingencies, as well as potential amounts or ranges of probable losses, and recognize a liability, if any, for these contingencies based on an analysis of each matter with the assistance of outside legal counsel and, if applicable, other experts. Because many of these matters are resolved over long periods of time, our estimate of liabilities may change due to new developments, changes in assumptions or changes in our strategy related to the matter.

RECENTLY ISSUED OR ADOPTED ACCOUNTING STANDARDS

There were no new accounting pronouncements issued or effective during the fiscal year which have had or are expected to have a material impact on the Consolidated Financial Statements. See Note 1 – Accounting Policies, to the Consolidated Financial Statements for further detail on applicable accounting pronouncements that were adopted in 2011 or will be effective for 2012.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

There have been no significant changes in our exposure to market risk during the year ended December 31, 2011. Our exposure to market risk includes changes in foreign exchange rates. We have operations in various foreign countries where the functional currency is primarily the local currency. For international operations that are determined to be extensions of the parent company, the U.S. dollar is the functional currency. We typically have naturally hedged positions in most countries from a local currency perspective with offsetting assets and liabilities. As of December 31, 2011, we have entered into an immaterial amount of foreign exchange forwards to hedge the effect of adverse fluctuations in foreign currency exchange rates. We have not entered into any derivative financial instruments for speculative purposes.

Item 8. Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of The McGraw-Hill Companies, Inc.

We have audited the accompanying consolidated balance sheets of The McGraw-Hill Companies, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of income, equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The McGraw-Hill Companies, Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The McGraw-Hill Companies, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 7, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

New York, New York

February 7, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of The McGraw-Hill Companies, Inc.

We have audited The McGraw-Hill Companies, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The McGraw-Hill Companies, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on its Responsibility for the Company’s Financial Statements and Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, The McGraw-Hill Companies, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The McGraw-Hill Companies, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of income, equity and cash flows for each of the three years in the period ended December 31, 2011 of The McGraw-Hill Companies, Inc. and our report dated February 7, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

New York, New York

February 7, 2012

Consolidated Statements of Income

(in millions, except per share data)	Years ended December 31,
	2011	2010	2009
Revenue
Product	$2,275	$2,411	$2,362
Service	3,971	3,661	3,508

Total revenue	6,246	6,072	5,870
Expenses
Operating-related expenses
Product	1,008	1,080	1,132
Service	1,392	1,215	1,207

Total operating-related expenses	2,400	2,295	2,339
Selling and general expenses	2,281	2,234	2,113
Depreciation	98	98	106
Amortization of intangibles	58	43	50

Total expenses	4,837	4,670	4,608
Other (income) loss	(13)	(11)	3

Operating income	1,422	1,413	1,259
Interest expense, net	75	82	77

Income from continuing operations before taxes on income	1,347	1,331	1,182
Provision for taxes on income	489	483	429

Income from continuing operations	858	848	753
Income (loss) from discontinued operations, net of tax	76	4	(3)

Net income	934	852	750
Less: net income attributable to noncontrolling interests	(23)	(24)	(19)

Net income attributable to The McGraw-Hill Companies, Inc.	$911	$828	$731

Amounts attributable to The McGraw-Hill Companies, Inc. common shareholders:
Income from continuing operations	$835	$824	$734
Income (loss) from discontinued operations, net of tax	76	4	(3)

Net income	$911	$828	$731

Earnings per share attributable to The McGraw-Hill Companies, Inc. common shareholders:
Basic:
Income from continuing operations	$2.80	$2.67	$2.35
Income (loss) from discontinued operations, net of tax	0.25	0.01	(0.01)

Net income	$3.05	$2.68	$2.34
Diluted:
Income from continuing operations	$2.75	$2.64	$2.34
Income (loss) from discontinued operations, net of tax	0.25	0.01	(0.01)

Net income	$3.00	$2.65	$2.33

Average number of common shares outstanding:
Basic	298	309	312
Diluted	304	312	313

Dividend declared per common share	$1.00	$0.94	$0.90

See accompanying Notes to the Consolidated Financial Statements.

Consolidated Balance Sheets

(in millions)	December 31,
	2011	2010
ASSETS
Current assets:
Cash and equivalents	$944	$1,526
Short-term investments	29	22
Accounts receivable, net of allowance for doubtful accounts and sales returns: 2011 - $242; 2010 - $275	1,045	973
Total inventories, net	263	275
Deferred income taxes	260	281
Prepaid and other current assets	138	298

Total current assets	2,679	3,375

Prepublication costs, net of accumulated amortization: 2011 - $1,066; 2010 - $1,089	325	365
Property and equipment:
Land	11	12
Buildings and leasehold improvements	589	581
Equipment and furniture	966	938

Total property and equipment	1,566	1,531

Less: accumulated depreciation	(1,066)	(1,009)

Property and equipment, net	500	522

Goodwill	2,048	1,887
Other intangible assets, net	608	616
Other non-current assets	267	282

Total assets	$6,427	$7,047

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$347	$392
Accrued royalties	119	114
Accrued compensation and contributions to retirement plans	510	498
Short-term debt	400	—
Income taxes currently payable	29	24
Unearned revenue	1,303	1,204
Other current liabilities	422	449

Total current liabilities	3,130	2,681

Long-term debt	798	1,198
Pension and other postretirement benefits	513	436
Other non-current liabilities	402	440

Total liabilities	4,843	4,755

Commitments and contingencies (Note 13)
Equity:
Common stock, $1 par value: authorized - 600 million shares; issued - 412 million shares in 2011 and 2010	412	412
Additional paid-in capital	94	67
Retained income	7,667	7,057
Accumulated other comprehensive loss	(425)	(367)
Less: common stock in treasury - at cost: 2011 - 136 million shares; 2010 - 104 million shares	(6,240)	(4,958)

Total equity – controlling interests	1,508	2,211

Total equity – noncontrolling interests	76	81

Total equity	1,584	2,292

Total liabilities and equity	$6,427	$7,047

See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Cash Flows

(in millions)	Years ended December 31,
	2011	2010	2009
Operating Activities:
Net income	$934	$852	$750
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation (including amortization of technology projects)	127	125	138
Amortization of intangibles	60	46	53
Amortization of prepublication costs	198	246	270
Provision for losses on accounts receivable	1	19	32
Deferred income taxes	10	74	6
Stock-based compensation	97	66	22
(Gain) loss on dispositions	(136)	(11)	3
Other	93	34	11
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	(55)	(37)	50
Inventories	13	27	68
Prepaid and other current assets	(11)	1	(12)
Accounts payable and accrued expenses	(67)	134	—
Unearned revenue	83	75	26
Other current liabilities	(67)	(19)	(14)
Net change in prepaid/accrued income taxes	49	(38)	(18)
Net change in other assets and liabilities	15	(136)	(55)

Cash provided by operating activities	1,344	1,458	1,330

Investing Activities:
Investment in prepublication costs	(158)	(151)	(177)
Capital expenditures	(119)	(115)	(92)
Acquisitions, including contingent payments, net of cash acquired	(200)	(364)	—
Proceeds from dispositions	238	31	15
Changes in short-term investments	(7)	2	(25)

Cash used for investing activities	(246)	(597)	(279)

Financing Activities:
Payments on short-term debt, net	—	—	(70)
Dividends paid to shareholders	(296)	(292)	(281)
Dividends paid to noncontrolling interests	(12)	(19)	(9)
Other payments to noncontrolling interests	(15)	(18)	—
Repurchase of treasury shares	(1,500)	(256)	—
Exercise of stock options	139	50	25
Excess tax benefits from share-based payments	19	2	—

Cash used for financing activities	(1,665)	(533)	(335)

Effect of exchange rate changes on cash	(15)	(12)	22

Net change in cash and equivalents	(582)	316	738
Cash and equivalents at beginning of year	1,526	1,210	472

Cash and equivalents at end of year	$944	$1,526	$1,210

Supplemental Cash Flow Data:
Interest paid	$71	$71	$71
Income taxes paid, net	$452	$410	$416

See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Equity and Comprehensive Income

				Accumulated
		Additional		Other	Less:
(in millions)	Common	Paid-	Retained	Comprehensive	Treasury	Total MHP	Noncontrolling	Total
	Stock $1 par	in Capital	Income	Loss	Stock	Equity	Interests	Equity
Balance at December 31, 2008	$412	$55	$6,071	$(445)	$4,811	$1,282	$71	$1,353
Comprehensive income, net of tax:
Net income			731			731	19	750
Foreign currency translation adjustment				43		43	4	47
Pension and other postretirement benefit plans				56		56		56
Unrealized gain on investment				2		2		2

Total comprehensive income						$832	$23	$855

Dividends			(279)			(279)	(9)	(288)
Employee stock plans, net of tax benefit		(50)			(62)	12		12
Other						—	(3)	(3)

Balance at December 31, 2009	$412	$5	$6,523	$(344)	$4,749	$1,847	$82	$1,929

Comprehensive income, net of tax:
Net income			828			828	24	852
Foreign currency translation adjustment						—	3	3
Pension and other postretirement benefit plans				(26)		(26)	—	(26)
Unrealized gain on investment and forward exchange contracts				3		3	—	3

Total comprehensive income						$805	$27	$832

Dividends			(294)			(294)	(19)	(313)
Noncontrolling interest transaction		(8)				(8)	(9)	(17)
Share repurchases					256	(256)		(256)
Employee stock plans, net of tax benefit		70			(47)	117		117

Balance at December 31, 2010	$412	$67	$7,057	$(367)	$4,958	$2,211	$81	$2,292

Comprehensive income, net of tax:
Net income			911			911	23	934
Foreign currency translation adjustment				(15)		(15)	(9)	(24)
Pension and other postretirement benefit plans				(36)		(36)	—	(36)
Unrealized loss on investment and forward exchange contracts				(7)		(7)	(1)	(8)

Total comprehensive income						$853	$13	$866

Dividends			(301)			(301)	(12)	(313)
Noncontrolling interest transaction		(3)				(3)	(4)	(7)
Share repurchases		(73)			1,427	(1,500)		(1,500)
Employee stock plans, net of tax benefit		103			(145)	248		248
Other						—	(2)	(2)

Balance at December 31, 2011	$412	$94	$7,667	$(425)	$6,240	$1,508	$76	$1,584

See accompanying Notes to the Consolidated Financial Statements.

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts or as noted)

1. Accounting Policies

Nature of operations

The McGraw-Hill Companies, Inc. (together with its consolidated subsidiaries, the “Company,” “we,” “us” or “our”) is a leading global information services provider serving the financial services, education, commercial and commodities markets with the information they need to succeed in the “Knowledge Economy”. The commercial markets include automotive, construction, aerospace and defense, and marketing/research information services, while the commodities market includes energy.

Our operations consist of four operating segments which have historically been named: Standard & Poor’s (“S&P”), McGraw-Hill Financial, McGraw-Hill Information & Media and McGraw-Hill Education (“MHE”). As part of our Growth and Value Plan we have changed the names of our four operating segments to align with how we plan on referring to the businesses going forward. S&P has changed to S&P Ratings, McGraw-Hill Financial has been changed to S&P Capital IQ / S&P Indices, McGraw-Hill Information & Media has changed to Commodities & Commercial (“C&C”) and MHE has remained the same. Going forward, the new McGraw-Hill Financial will include S&P Ratings, S&P Capital IQ / S&P Indices and C&C.

•

S&P Ratings provides independent global credit ratings, credit risk evaluations, and ratings-related information research to investors, corporations, governments, financial institutions, investment managers and advisors globally.

•

S&P Capital IQ / S&P Indices provides comprehensive value-added financial data, information, indices and research services to investors, corporations, governments, financial institutions, investment managers and advisors globally.

•

C&C includes business and professional media, offering information, insight and analysis; and consists of business to business companies (including such brands as Platts, J.D. Power and Associates (“JDPA”), McGraw-Hill Construction and Aviation Week).

•

MHE is one of the premier global educational publishers. This segment consists of two operating groups: the School Education Group (“SEG”), serving the elementary and high school (“el-hi”) markets, and the Higher Education, Professional and International Group (“HPI”), serving the college, professional, international and adult education markets.

See Note 12 – Segment and Geographic Information, for further discussion on our operating segments, which are also our reportable segments.

We have reported our Broadcasting Group, previously included in our C&C segment, as a discontinued operation. Accordingly, the results of operations for all periods presented have been reclassified to reflect the business as a discontinued operation and the assets and liabilities of the business have been reclassified as held for sale for the periods presented. See Note 2 – Acquisitions, Divestitures and Other Significant Events for further discussion.

On September 12, 2011, we announced that our Board of Directors unanimously approved a comprehensive Growth and Value Plan that includes separation into two public companies: McGraw-Hill Financial, focused on content and analytics for financial markets, and McGraw-Hill Education, focused on education services and digital learning. On December 7, 2011, management provided an update on our Growth and Value Plan discussing new actions that will facilitate the separation into two independent companies. Highlighted actions included:

•	Reporting results for 2012 in five lines of business for the new McGraw-Hill Financial (S&P Ratings, S&P Capital IQ, S&P Indices, Commodities Markets and Commercial Markets)

•	Reducing the MHE workforce by 10%, see Note 11 – Restructuring for further detail

•	Freezing our U.S. defined-benefit pension plan as of April 1, 2012, see Note 7 – Employee Benefits for further detail

•	Repurchasing additional shares through a $500 million accelerated share repurchase transaction, see Note 9 – Equity for further detail

We expect to complete the separation by the end of 2012 through a tax-free spin-off of the education business to the Company’s shareholders, subject to various conditions and regulatory approvals including final Board approval and a tax ruling from the Internal Revenue Service. Professional fees associated with the Growth and Value Plan recorded during the fourth quarter of 2011 were approximately $10 million.

Principles of consolidation

The Consolidated Financial Statements include the accounts of all subsidiaries and our share of earnings or losses of joint ventures and affiliated companies under the equity method of accounting. All significant intercompany accounts and transactions have been eliminated.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and cash equivalents

Cash and cash equivalents include ordinary bank deposits and highly liquid investments with original maturities of three months or less that consist primarily of money market funds with unrestricted daily liquidity and fixed term time deposits. Such investments and bank deposits are stated at cost, which approximates market value and were $944 million and $1.5 billion at December 31, 2011 and 2010, respectively. These investments are not subject to significant market risk.

Short-term investments

Short-term investments are securities with original maturities greater than 90 days that are available for use in our operations in the next twelve months. The short-term investments, primarily consisting of certificates of deposit, are classified as held-to-maturity and therefore are carried at cost. Interest and dividends are recorded into income when earned.

Accounts receivable

Credit is extended to customers based upon an evaluation of the customer’s financial condition. Accounts receivable are recorded at net realizable value.

Allowance for doubtful accounts and sales returns

The allowance for doubtful accounts reserve methodology is based on historical analysis, a review of outstanding balances and current conditions. In determining these reserves, we consider, amongst other factors, the financial condition and risk profile of our customers, areas of specific or concentrated risk as well as applicable industry trends or market indicators. A significant estimate in our MHE segment, and particularly within HPI, is the allowance for sales returns, which is based on the historical rate of return and current market conditions.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and the majority of our inventories relate to finished goods. A significant estimate in our MHE segment is the reserve for inventory obsolescence. In determining this reserve, we consider management’s current assessment of the marketplace, industry trends and projected product demand as compared to the number of units currently on hand.

Prepublication costs

Prepublication costs, principally external preparation costs, are amortized from the year of publication over their estimated useful lives, one to six years, using either an accelerated or straight-line method. The majority of the programs are amortized using an accelerated methodology. We periodically evaluate the amortization methods, rates, remaining lives and recoverability of such costs, which are sometimes dependent upon program acceptance by state adoption authorities. In evaluating recoverability, we consider management’s current assessment of the marketplace, industry trends and the projected success of programs.

Deferred technology costs

We capitalize certain software development and website implementation costs. Capitalized costs only include incremental, direct costs of materials and services incurred to develop the software after the preliminary project stage is completed, funding has been committed and it is probable that the project will be completed and used to perform the function intended. Incremental costs are expenditures that are out-of-pocket to us and are not part of an allocation or existing expense base. Software development and website implementation costs are expensed as incurred during the preliminary project stage. Capitalized costs are amortized from the year the software is ready for its intended use over its estimated useful life, three to seven years, using the straight-line method. Periodically, we evaluate the amortization methods, remaining lives and recoverability of such costs. Capitalized software development and website implementation costs are included in other non-current assets and are presented net of accumulated amortization. Gross deferred technology costs were $193 million and $164 million at December 31, 2011 and 2010, respectively. Accumulated amortization of deferred technology costs was $122 million and $105 million at December 31, 2011 and 2010, respectively.

Accounting for the impairment of long-lived assets (including other intangible assets)

We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Upon such an occurrence, recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to current forecasts of undiscounted future net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized equal to the amount by which the carrying amount of the asset exceeds the fair value of the asset. For long-lived assets held for sale, assets are written down to fair value, less cost to sell. Fair value is determined based on market evidence, discounted cash flows, appraised values or management’s estimates, depending upon the nature of the assets. There were no material impairments of long-lived assets for the years ended December 31, 2011, 2010 and 2009.

Goodwill and other indefinite-lived intangible assets

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. Goodwill and other intangible assets with indefinite lives are not amortized, but instead are tested for impairment annually during the fourth quarter each year or more frequently if events or changes in circumstances indicate that the asset might be impaired. We have 5 reporting units with goodwill that are evaluated for impairment.

Consistent with recently issued accounting rules, we initially perform a qualitative analysis evaluating whether any events and circumstances occurred or exist that provide evidence that it is more likely than not that the fair value of any of our reporting units is less than its carrying amount. If, based on our evaluation we do not believe that it is more likely than not that the fair value of any of our reporting units is less than its carrying amount, no quantitative impairment test is performed. Conversely, if the results of our qualitative assessment determine that it is more likely than not that the fair value of any of our reporting units is less than their respective carrying amounts we perform a two-step quantitative impairment test. Under the accounting rules in effect in 2010 and 2009, we were automatically required to perform a quantitative impairment test for each of our reporting units.

When conducting the first step of our two step impairment test to evaluate the recoverability of goodwill at the reporting unit level, the estimated fair value of the reporting unit is compared to its carrying value including goodwill. Fair value of the reporting units are estimated using the income approach, which incorporates the use of a discounted free cash flow (“DCF”) analyses and are corroborated using the market approach, which incorporates the use of revenue and earnings multiples based on market data. The DCF analyses are based on the current operating budgets and estimated long-term growth projections for each reporting unit. Future cash flows are discounted based on a market comparable weighted average cost of capital rate for each reporting unit, adjusted for market and other risks where appropriate. In addition, we analyze any difference between the sum of the fair values of the reporting units and our total market capitalization for reasonableness, taking into account certain factors including control premiums.

If the fair value of the reporting unit is less than the carrying value, a second step is performed which compares the implied fair value of the reporting unit’s goodwill to the carrying value of the goodwill. The fair value of the goodwill is determined based on the difference between the fair value of the reporting unit and the net fair value of the identifiable assets and liabilities of the reporting unit. If the implied fair value of the goodwill is less than the carrying value, the difference is recognized as an impairment charge.

Significant judgments inherent in this analysis include estimating the amount of and timing of future cash flows and the selection of appropriate discount rates and long-term growth rate assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit and for some of the reporting units could result in an impairment charge, which could be material to our financial position and results of operations.

We evaluate the recoverability of indefinite-lived intangible assets by comparing the estimated fair value of the intangible asset to its carrying value. Our only indefinite-lived intangible asset is JDPA’s trade name and the fair value is estimated using the income approach. If the indefinite-lived intangible asset carrying value exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. Significant judgments inherent in these analyses include estimating the amount and timing of future cash flows and the selection of appropriate discount rates, royalty rates and long-term growth rate assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for this indefinite-lived intangible asset and could result in an impairment charge, which could be material to our financial position and results of operations.

We performed our impairment assessment of goodwill and indefinite-lived intangible assets and concluded that no impairment existed for the years ended December 31, 2011, 2010, and 2009.

Foreign currency translation

We have operations in many foreign countries. For most international operations, the local currency is the functional currency. For international operations that are determined to be extensions of the Parent Company, the U.S. dollar is the functional currency. For local currency operations, assets and liabilities are translated into U.S. dollars using end of period exchange rates, and revenue and expenses are translated into U.S. dollars using weighted-average exchange rates. Foreign currency translation adjustments are accumulated in a separate component of equity.

Revenue recognition

Revenue is recognized as it is earned when goods are shipped to customers or services are rendered. We consider amounts to be earned once evidence of an arrangement has been obtained, services are performed, fees are fixed or determinable and collectability is reasonably assured. Revenue relating to products that provide for more than one deliverable is recognized based upon the relative fair value to the customer of each deliverable as each deliverable is provided. Revenue relating to agreements that provide for more than one service is recognized based upon the relative fair value to the customer of each service component as each component is earned. If the fair value to the customer for each service is not objectively determinable, management makes its best estimate of the services’ stand-alone selling price and records revenue as it is earned over the service period. For arrangements that include multiple services, fair value of the service components are determined using an analysis that considers cash consideration that would be received for instances when the service components are sold separately. Advertising revenue is recognized when the page is run. Subscription income is recognized over the related subscription period.

Product revenue consists of educational and information products, primarily books, magazine circulations and syndicated study products in our MHE and C&C segments. Service revenue consists of our S&P Ratings and S&P Capital IQ / S&P Indices segments, the service assessment contracts of our MHE segment and information-related services and advertising of our C&C segment.

Shipping and handling costs

All amounts billed to customers in a sales transaction for shipping and handling are classified as revenue.

Depreciation

The costs of property and equipment are depreciated using the straight-line method based upon the following estimated useful lives: buildings and improvements from 15 to 40 years and equipment and furniture from 2 to 10 years. The costs of leasehold improvements are amortized over the lesser of the useful lives or the terms of the respective leases.

Advertising expense

The cost of advertising is expensed as incurred. We incurred $52 million, $50 million and $52 million in advertising costs in 2011, 2010 and 2009, respectively.

Stock-based compensation

Stock-based compensation expense is measured at the grant date based on the fair value of the award and is recognized over the requisite service period, which typically is the vesting period. Stock-based compensation is classified as both operating expense and selling and general expense in the Consolidated Statements of Income.

Income taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. We recognize liabilities for uncertain tax positions taken or expected to be taken in income tax returns. Accrued interest and penalties related to unrecognized tax benefits are recognized in interest expense and operating expense, respectively.

Judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and unrecognized tax benefits. In determining the need for a valuation allowance, the historical and projected financial performance of the operation that is recording a net deferred tax asset is considered along with any other pertinent information.

We file income tax returns in the U.S. federal jurisdiction, various states, and foreign jurisdictions, and we are routinely under audit by many different tax authorities. We believe that our accrual for tax liabilities is adequate for all open audit years based on our assessment of many factors including past experience and interpretations of tax law. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events. It is possible that examinations will be settled prior to December 31, 2012. If any of these tax audit settlements do occur within that period we would make any necessary adjustments to the accrual for unrecognized tax benefits. Until formal resolutions are reached between us and the tax authorities, the determination of a possible audit settlement range with respect to the impact on unrecognized tax benefits is not practicable. On the basis of present information, our opinion is that any assessments resulting from the current audits will not have a material effect on our Consolidated Financial Statements.

Contingencies

We accrue for loss contingencies when both (a) information available prior to issuance of the financial statements indicates that it is probable that a liability had been incurred at the date of the financial statements and (b) the amount of loss can reasonably be estimated. When we accrue for loss contingencies and the reasonable estimate of the loss is within a range, we record its best estimate within the range. We disclose an estimated possible loss or a range of loss when it is at least reasonably possible that a loss may have been incurred.

Recently Issued or Adopted Accounting Standards

Recently issued

In May 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance for fair value measurements intended to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards. The amended guidance provides a consistent definition of fair value to ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. The amended guidance changes certain fair value measurement principles and enhances the disclosure requirements, particularly for Level 3 fair value measurements. The amended guidance will be effective for us beginning January 1, 2012. We do not anticipate that these changes will have a significant impact on our financial position, results of operations or cash flows.

In June 2011, the FASB issued guidance that modified how comprehensive income is presented in an entity’s financial statements. The guidance issued requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements and eliminates the option to present the components of other comprehensive income as part of the statement of equity. The revised financial statement presentation for comprehensive income will be effective for us beginning January 1, 2012.

Recently adopted

In December 2010, the FASB revised its guidance for disclosure requirements of supplementary pro forma information for business combinations. The objective of the revised guidance is to address diversity in practice regarding proforma disclosures for revenue and earnings of an acquired entity and specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments, which went into effect on January 1, 2011, will be applied to any future material business combinations.

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

In September 2011, the FASB issued guidance that simplified how an entity tests goodwill for impairment. The revised guidance provides an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment. Under the revised guidance, an entity is permitted to first assess qualitative factors to determine whether goodwill impairment exists prior to performing analyses comparing the fair value of a reporting unit to its carrying amount. If, after assessing the totality of events or circumstances, an entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the quantitative impairment test is required. Otherwise, no further testing is required. The guidance is effective beginning January 1, 2012; however, early adoption is permitted. We adopted the FASB’s guidance during our fourth quarter ended December 31, 2011.

Reclassification

Certain prior year amounts have been reclassified for comparability purposes.

2. Acquisitions, Divestitures and Other Significant Events

Acquisitions

For the year ended December 31, 2011, we completed acquisitions totaling $200 million. None of our acquisitions were material either individually or in the aggregate, including the pro forma impact on earnings. All acquisitions were funded with cash flows from operations. Acquisitions completed during the year ended December 31, 2011 included:

•

In July, we acquired the issued and outstanding shares of Steel Business Briefing Group (the “SBB Group”), a privately held U.K. company and leading provider of news, pricing and analytics to the global steel market. The SBB Group provides subscription-based, electronic products to the steel industry and its participants through two principal businesses, Steel Business Briefing and The Steel Index. The SBB Group is included within Platts, part of our C&C segment. In connection with the preliminary purchase price allocation, estimates of the fair values of long-lived and intangible assets have been determined utilizing currently available information and are subject to finalization.

•

In March, we acquired the assets of Bookette Software Company (“Bookette”). Bookette engages in the development of software and algorithms that are used to score and report educational tests for schools, districts, and states and other various educational systems and entities worldwide. Bookette is included within McGraw-Hill Education’s California Testing Board’s assessment business.

•

In January, we acquired all of the issued and outstanding membership interest units of Bentek Energy LLC (“Bentek”), which is included as part of our C&C segment. Bentek offers its customers a comprehensive portfolio of data, information and analytics products in the natural gas and liquids sector. The primary purpose of the acquisition was to acquire Bentek’s knowledge, skill and expertise in gathering high-quality detailed data and their ability to identify key relationships within the data critical to industry participants.

Our acquisitions of the SBB Group, Bookette, and Bentek were accounted for using the purchase method. Under the purchase method, the excess of the purchase price over the fair value of the net assets acquired is allocated to goodwill and other intangibles. We have not completed the final fair value assignments of SBB Group and continue to analyze certain assets acquired and liabilities assumed, primarily related to tax matters. Intangible assets recorded for all transactions are amortized using the straight-line method for periods not exceeding 12 years. The goodwill acquired from the acquisitions of Bookette, and Bentek will be deductible for tax purposes; the goodwill acquired from the acquisition of the SBB Group will not be deductible for tax purposes.

For the year ended December 31, 2010, our acquisition and investment activities totaled $364 million. None of our acquisitions or investments was material either individually or in the aggregate, including the pro forma impact on earnings. Included in these investment activities was the acquisition of a minority interest in a provider of educational and career enhancement services in China. All acquisitions were funded with cash flows from operations. Acquisitions and investment activities completed during the year ended December 31, 2010 included:

•

In December, our majority owned subsidiary, Crisil Ltd., acquired substantially all the assets and certain liabilities of Pipal Research Corporation (“Pipal”), an Indian-based knowledge process outsourcing company focused on providing information to enable management teams to make more informed strategic, operational, and marketing decisions across a broad range of industries. The acquisition of Pipal will enable Crisil, which is part of our S&P Ratings segment, to expand its service offerings that can be offered to its traditional customer base.

•

In October, we acquired substantially all of the assets and certain liabilities of Tegrity Ltd (“Tegrity”), a software company that focuses on developing lecture capture software used in the higher education market. The acquisition of Tegrity will strengthen McGraw-Hill Higher Educations’ portfolio of digital products that integrate traditional learning approaches with web-based and electronic applications.

•

In September, we acquired substantially all the assets and certain liabilities of TheMarkets.com LLC, a company focused on providing real-time investment information to brokers and institutional investors. This acquisition is consistent with S&P Capital IQ / S&P Indices’ focus on creating strategic value through providing access to investment research, data, and analytics to customers that facilitates informed investment decisions.

•

In August, we acquired a minority interest in Ambow Education Holding Ltd. (“Ambow”), an education company headquartered and publicly traded in China that provides e-learning technologies and education services. Our investment in Ambow is part of our effort to expand our presence into emerging markets by strategically partnering with local businesses. This investment is accounted for as an available-for-sale security.

•	In April, we made a $5 million contingent payment related to an asset acquisition in 2008, which is part of our S&P Capital IQ / S&P Indices segment.

In 2009, we did not make any acquisitions.

Non-cash investing activities

Liabilities assumed in conjunction with the acquisition of businesses are as follows:

	Years ended December 31,
	2011	2010	2009
Fair value of assets acquired	$221	$390	$—
Cash paid (net of cash acquired)	200	364	—

Liabilities assumed	$21	$26	$—

Divestitures

During year ended December 31, 2011, we recorded a pre-tax gain of $13 million within other (income) loss in the Consolidated Statements of Income, which related to the sale of our interest in LinkedIn Corporation in their initial public offering. This investment was held within our C&C segment.

On October 3, 2011, we entered into a definitive agreement with The E.W. Scripps Company to sell the Broadcasting Group. The sale was completed on December 30, 2011, when we received net proceeds of approximately $216 million. As a result of the sale, we recognized a pre-tax gain of $123 million, which was included in income/(loss) from discontinued operations.

The results of operations of the Broadcasting Group for all periods presented have been reclassified to reflect the Broadcasting Group as a discontinued operation and the assets and liabilities of the business have been removed from the Consolidated Balance Sheet as of December 31, 2011 and reclassified as held for sale as of December 31, 2010.

The key components of income/(loss) from discontinued operations consist of the following:

	Years ended December 31,
	2011	2010	2009
Revenue	$90	$96	$81
Costs and expenses	87	88	84

Income (loss) before taxes on income	3	8	(3)
Provision for taxes on income	1	4	—

Income (loss) from discontinued operations before gain on sale	2	4	(3)
Gain from discontinued operations, net of taxes of $48	74	—	—

Income (loss) from discontinued operations, net of tax	$76	$4	$(3)

The components of assets and liabilities classified as discontinued operations and included in prepaid and other current assets and other current liabilities in the Consolidated Balance Sheet consist of the following:

December 31,
2010
Accounts receivable, net	$18
Property and equipment, net	27
Other intangible assets, net	48
Other assets	10

Assets held for sale	$103

Accounts payable and accrued expenses	$9
Other liabilities	9

Liabilities held for sale	$18

During the year ended December 31, 2010, we recorded a pre-tax gain of $11 million from dispositions in other (income) loss within the Consolidated Statements of Income, which was primarily comprised of the following:

•

In September, we sold certain equity interests which were a part of our S&P Ratings segment, and recognized a pre-tax gain of $7 million. The gain was primarily from the sale of an equity interest in an Indian commodity exchange that was made to comply with local regulations discouraging foreign-based entities from owning an interest in local Indian exchanges in excess of 5%.

•

In August, we sold our Australian secondary education business and recognized a pre-tax gain of $4 million. The divestiture was part of MHE’s strategic initiative to divest from slow growth or retracting markets.

During the year ended December 31, 2009, we recorded a pre-tax loss of $3 million from dispositions in other (income) loss within the Consolidated Statements of Income, which was primarily comprised of the following:

•

In December, we sold BusinessWeek which was part of our C&C segment. This business was selected for divestiture as it no longer fit within our strategic plans. We recognized a pre-tax gain of $11 million.

•

In May, we sold our Vista Research, Inc. business which was part of our S&P Capital IQ / S&P Indices segment. This business was selected for divestiture as it no longer fit within our strategic plans. This divestiture enabled the segment to focus on its core business of providing independent research, ratings, data indices and portfolio services. We recognized a pre-tax loss of $14 million.

Other Significant Events

On November 4, 2011, we entered into a Contribution Agreement (the “Contribution Agreement”) with CME Group Inc. (the “CME Group”) and CME Group Index Services LLC (“CGIS”), a joint venture between the CME Group and Dow Jones & Company, Inc. Pursuant to the Contribution Agreement, we agreed to contribute our S&P index business into a newly formed joint venture entity (the “Joint Venture”), and CGIS agreed to contribute its Dow Jones index business into the Joint Venture. In addition, we agreed to purchase Credit Market Analysis Ltd. from the CME Group who in turn contributed the consideration therefore into the Joint Venture. Following the respective contributions to the Joint Venture, we will own a 73% interest in the Joint Venture and CGIS/CME Group will together own a 27% interest in the Joint Venture. The transaction is subject to various regulatory approvals and is expected to close by the end of the second quarter of 2012.

This transaction includes a provision under which the CME Group can require us to purchase up to 100%, but no less than 20%, of their minority interest in the Joint Venture at its fair market value multiplied by the percentage interest specified by the CME Group at the earlier of December 31, 2017 or upon a change of control of the McGraw-Hill Companies, Inc.

The results of operations for the Joint Venture will be consolidated with our results of operations, as we will control the Joint Venture. When the transaction is completed, the Dow Jones index business will be recorded at its fair value and our S&P index business we contribute will be recorded at its historical or carry-over basis. CGIS/CME Group’s interest will be recorded in our consolidated financial statements as a redeemable noncontrolling interest.

3. Goodwill and Other Intangible Assets

Goodwill

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. The following table summarizes the changes in the carrying value of goodwill for our segments:

		S&P Capital
		IQ / S&P
	S&P Ratings	Indices	C&C	MHE	Total
Balance as of December 31, 2009	$186	$286	$289	$929	$1,690
Additions, net	5	176	—	14	195
Other (primarily Fx)	—	1	—	1	2

Balance as of December 31, 2010	191	463	289	944	1,887

Additions	—	—	159	2	161
Other (primarily Fx)	6	(2)	(2)	(2)	—

Balance as of December 31, 2011	$197	$461	$446	$944	$2,048

Goodwill additions/dispositions in the table above relate to acquisitions/dispositions discussed in Note 2 – Acquisitions, Divestitures and Other Significant Events.

Other Intangible Assets

Other intangible assets include both indefinite-lived assets not subject to amortization and definite-lived assets subject to amortization. Our only indefinite-lived asset is JDPA’s tradename within our C&C segment. At December 31, 2011 and 2010, the carrying value for the tradename is $164 million. The following table summarizes our definite-lived assets:

	December 31, 2011			December 31, 2010
		Accumulated			Accumulated
	Gross amount	amortization	Net amount	Gross amount	amortization	Net amount
Copyrights	$464	$(349)	$115	$464	$(333)	$131
Other intangibles	632	(303)	329	583	(262)	321

Total	$1,096	$(652)	$444	$1,047	$(595)	$452

Definite-lived intangible assets are being amortized on a straight-line basis over periods of up to 40 years. The weighted-average life of the intangible assets at December 31, 2011 is approximately 11 years. Amortization expense for the years ended December 31, 2011, 2010 and 2009, and the projected amortization expense for intangible assets over the next five years for the years ended December 31, assuming no further acquisitions or dispositions, is as follows:

	Amortization expense	Expected amortization expense
2009	$50
2010	43
2011	58
2012		$58
2013		57
2014		53
2015		45
2016		35

4. Fair Value Measurements

In accordance with authoritative guidance for fair value measurements certain assets and liabilities are required to be recorded at fair value. Fair value is defined as the amount that would be received for selling an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value hierarchy has been established which requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The three levels of inputs used to measure fair value are as follows:

•	Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities.

•

Level 2 – Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

We have investments in equity securities classified as available-for-sale and an immaterial amount of forward exchange contracts that are adjusted to fair value on a recurring basis. The fair values of our investments in available-for-sale securities were determined using quoted market prices from daily exchange traded markets and are classified within Level 1 of the valuation hierarchy. The fair values of our available-for-sale securities are $13.6 million and $22.6 million as of December 31, 2011 and December 31, 2010, respectively, and are included in other non-current assets in the Consolidated Balance Sheets.

Other financial instruments, including cash and equivalents and short-term investments, are recorded at cost, which approximates fair value. The fair value of our total borrowings is $1.3 billion as of December 31, 2011 and December 31, 2010 and was estimated based on quoted market prices.

5. Taxes on Income

Income before taxes on income resulted from domestic and foreign operations as follows:

	Years ended December 31,
	2011	2010	2009
Domestic operations	$985	$1,055	$882
Foreign operations	362	276	300

Total continuing income before taxes	$1,347	$1,331	$1,182

The provision/(benefit) for taxes on income consists of the following:

	Years ended December 31,
	2011	2010	2009
Federal:
Current	$348	$243	$284
Deferred	(17)	63	(18)

Total federal	331	306	266

Foreign:
Current	111	128	102
Deferred	11	(15)	5

Total foreign	122	113	107

State and local:
Current	41	53	42
Deferred	(5)	11	14

Total state and local	36	64	56

Total provision for taxes	489	483	429

Provision for discontinued operations	49	4	—

Total provision for taxes	$538	$487	$429

A reconciliation of the U.S. federal statutory income tax rate to our effective income tax rate for financial reporting purposes is as follows:

	Years ended December 31,
	2011	2010	2009
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
Effect of state and local income taxes	2.1	3.9	3.8
Other — net	(0.8)	(2.6)	(2.5)

Effective income tax rate for continuing operations	36.3%	36.3%	36.3%

The principal temporary differences between the accounting for income and expenses for financial reporting and income tax purposes are as follows:

	December 31,
	2011	2010
Deferred tax assets:
Reserves and accruals	$319	$307
Postretirement benefits	322	311
Deferred gain	53	58
Unearned revenue	5	3
Other — net	59	60

Total deferred tax assets	758	739

Deferred tax liabilities:
Fixed assets and intangible assets	(387)	(379)
Prepaid pension and other expenses	(111)	(125)

Total deferred tax liabilities	(498)	(504)

Net deferred income tax asset before valuation allowance	260	235

Valuation allowance	(10)	(2)

Net deferred income tax asset	$250	$233

Reported as:
Current deferred tax assets	$260	$281
Non-current deferred tax assets	18	17
Non-current deferred tax liabilities	(28)	(65)

Net deferred income tax asset	$250	$233

We record valuation allowances against deferred income tax assets when we determine that it is more likely than not based upon all the available evidence that such deferred income tax assets will not be realized. The valuation allowance is primarily related to operating losses.

We have not recorded deferred income taxes applicable to undistributed earnings of foreign subsidiaries that are indefinitely reinvested in foreign operations. Undistributed earnings that are indefinitely reinvested in foreign operations amounted to $760 million at December 31, 2011. Quantification of the deferred tax liability, if any, associated with indefinitely reinvested earnings is not practicable.

We made net income tax payments totaling $452 million in 2011, $410 million in 2010, and $416 million in 2009. At December 31, 2011, we had U.S. federal net operating loss carryforwards of $7 million which will expire between 2017 and 2029, and the utilization of these losses will be subject to limitations.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Years ended December 31,
	2011	2010	2009
Balance at beginning of year	$53	$38	$28
Additions based on tax positions related to the current year	12	14	10
Additions for tax positions of prior years	5	11	16
Reduction for tax positions of prior years	(13)	(10)	(16)

Balance at end of year	$57	$53	$38

The net increase of $4 million in 2011 is the amount of unrecognized tax benefits that unfavorably impacted tax expense. The unfavorable impact to the tax provision was partially offset by the favorable outcome of the completed federal, state, local and foreign tax audits.

The total amount of federal, state and local, and foreign unrecognized tax benefits as of December 31, 2011 and 2010 was $57 million and $53 million, respectively, exclusive of interest and penalties. We recognize accrued interest and penalties related to unrecognized tax benefits in interest expense and operating expense, respectively. In addition to the unrecognized tax benefits, as of December 31, 2011 and 2010, we had $13 million and $14 million, respectively, of accrued interest and penalties associated with uncertain tax positions.

During 2011, we effectively completed the U.S. federal tax audit for 2010 and we also completed various state and foreign tax audits and, with few exceptions, we are no longer subject to state and local, or non-U.S. income tax examinations by tax authorities for the years before 2004. The impact to tax expense in 2011 was not material.

During 2010, we effectively completed the U.S. federal tax audit for 2009 and we also completed various state and foreign tax audits. The impact to tax expense in 2010 was not material.

During 2009, we effectively completed the U.S. federal tax audit for 2008 and we also completed various state and foreign tax audits, resulting in a favorable impact to tax expense of $9 million.

However, even though we have effectively completed the U.S. federal tax audit for the years 2010, 2009, 2008 and 2007, those years remain open pending the appeal of a certain unresolved issue, which we do not believe will have a material adverse effect on our results of operations.

We file income tax returns in the U.S. federal jurisdiction, various states, and foreign jurisdictions, and we are routinely under audit by many different tax authorities. We believe that our accrual for tax liabilities is adequate for all open audit years based on an assessment of many factors including past experience and interpretations of tax law. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events. It is possible that tax examinations will be settled prior to December 31, 2012. If any of these tax audit settlements do occur within that period, we would make any necessary adjustments to the accrual for unrecognized tax benefits. Until formal resolutions are reached between us and the tax authorities, the determination of a possible audit settlement range with respect to the impact on unrecognized tax benefits is not practicable. On the basis of present information, it is our opinion that any assessments resulting from the current audits will not have a material effect on our Consolidated Financial Statements.

We do not expect our 2012 effective tax rate on continuing operations to vary significantly from our 2011 effective tax rate absent the impact of numerous factors including intervening audit settlements, changes in federal, state or foreign law and changes in the geographical mix of our income.

Although the timing of income tax audit resolution and negotiations with taxing authorities are highly uncertain, we do not anticipate a significant change to the total amount of unrecognized income tax benefits within the next twelve months.

6. Debt

A summary of short-term and long-term debt outstanding is as follows:

	December 31,
	2011	2010
5.375% Senior Notes, due 2012 [1]	$400	$400
5.9% Senior Notes, due 2017 [2]	399	399
6.55% Senior Notes, due 2037 [3]	399	399

Total debt	1,198	1,198

Less: short-term debt including current maturities	400	—

Long-term debt	$798	$1,198

[1]	Interest payments are due semiannually on February 15 and August 15, and as of December 31, 2011, the unamortized debt discount is $0.1 million. These Notes will mature on November 15, 2012.

[2]	Interest payments are due semiannually on April 15 and October 15, and as of December 31, 2011, the unamortized debt discount is $0.6 million.

[3]	Interest payments are due semiannually on May 15 and November 15, and as of December 31, 2011, the unamortized debt discount is $1.4 million.

Annual long-term debt maturities are scheduled as follows based on book values as of December 31, 2011: approximately $400 million due in 2012, no amounts due from 2013-2015, and approximately $798 million due thereafter.

Currently, we have the ability to borrow $1.2 billion in additional funds through our commercial paper program, which is supported by our $1.2 billion three-year credit agreement (our “credit facility”) that will terminate on July 30, 2013. We pay a commitment fee of 15 to 35 basis points for our credit facility, depending on our credit rating, whether or not amounts have been borrowed and currently pay a commitment fee of 20 basis points. The interest rate on borrowings under our credit facility is, at our option, calculated using rates that are primarily based on either the prevailing London Inter-Bank Offer Rate, the prime rate determined by the administrative agent or the Federal funds rate. For certain borrowings under this credit facility there is also a spread based on our credit rating added to the applicable rate. As of December 31, 2011 and December 31, 2010, we have not utilized our credit facility for additional funds.

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

7. Employee Benefits

We have a number of defined benefit pension plans and defined contribution plans covering substantially all employees. Our primary pension plan is a noncontributory plan under which benefits are based on employee career employment compensation. We also have unfunded non-U.S. and supplemental benefit plans. The supplemental benefit plans provide senior management with supplemental retirement, disability and death benefits. Certain supplemental retirement benefits are based on final monthly earnings. In addition, we sponsor voluntary 401(k) plans under which we may match employee contributions up to certain levels of compensation as well as profit-sharing plans under which we contribute a percentage of eligible employees’ compensation to the employees’ accounts.

We also provide certain post-retirement medical, dental and life insurance benefits for retired employees and eligible dependents. The medical and dental plans are contributory while the life insurance plan is noncontributory. We currently do not prefund any of these plans.

We recognize the funded status of our retirement and post-retirement plans in the Consolidated Balance Sheets, with a corresponding adjustment to accumulated other comprehensive income, net of taxes. The amounts in accumulated other comprehensive income represent net unrecognized actuarial losses and unrecognized prior service costs. These amounts will be subsequently recognized as net periodic pension cost pursuant to our accounting policy for amortizing such amounts.

Benefit Obligation

A summary of the benefit obligation and the fair value of plan assets, as well as the funded status for the retirement and post-retirement plans as of December 31, is as follows (benefits paid in the table below include only those amounts contributed directly to or paid directly from plan assets):

	Retirement Plans		Post-Retirement Plans
	2011	2010	2011	2010
Net benefit obligation at beginning of year	$1,794	$1,569	$144	$157
Service cost	67	61	3	3
Interest cost	99	94	6	7
Plan participants’ contributions	1	1	5	5
Actuarial loss (gain)	59	137	(14)	(10)
Gross benefits paid	(63)	(59)	(16)	(19)
Plan amendments [1]	(129)	—	—	—
Foreign currency effect	3	(9)	—	—
Federal subsidy benefits received	—	—	1	1
Other adjustments	3	—	—	—

Net benefit obligation at end of year	1,834	1,794	129	144

Fair value of plan assets at beginning of year	1,567	1,277	—	—
Actual return on plan assets	(31)	188	—	—
Employer contributions	29	168	10	14
Plan participants’ contributions	1	1	6	5
Gross benefits paid	(63)	(59)	(16)	(19)
Foreign currency effect	2	(8)	—	—

Fair value of plan assets at end of year	1,505	1,567	—	—

Funded status	$(329)	$(227)	$(129)	$(144)

Amounts recognized in Consolidated Balance Sheets
Non-current assets	$68	$82	$—	$—
Current liabilities	(6)	(6)	(9)	(13)
Non-current liabilities	(391)	(303)	(120)	(131)

	$(329)	$(227)	$(129)	$(144)

Accumulated benefit obligation	$1,773	$1,625

Plans with accumulated benefit obligation in excess of the fair value of plan assets
Projected benefit obligation	$1,487	$1,469
Accumulated benefit obligation	$1,480	$1,349
Fair value of plan assets	$1,090	$1,161

Amounts recognized in accumulated other comprehensive loss, net of tax
Net actuarial loss (gain)	$359	$312	$(5)	$7
Prior service credit	(6)	(6)	(2)	(3)

Total recognized	$353	$306	$(7)	$4

[1]

In December 2011, our Board of Directors approved a plan amendment that will freeze our U.S. Employee Retirement Plan (“U.S. ERP”) effective on April 1, 2012. Our U.S. ERP is a defined benefit plan. Under the amendment, no new employees will be permitted to enter the U.S. ERP and no additional benefits for current participants for future services will be accrued. This amendment decreased our pension benefit liabilities by $129 million, and resulted in an after-tax decrease in accumulated other comprehensive loss of $82 million. We also recorded an immaterial amount of pension plan curtailment expense in 2011 as a result of the plan amendment.

The actuarial loss and prior service credit included in accumulated other comprehensive loss for our retirement plans and expected to be recognized in net periodic pension cost during the year ending December 31, 2012 are $32 million and $1 million, respectively.

The prior service credit included in accumulated other comprehensive loss for our post-retirement plans and expected to be recognized in net periodic benefit cost during the year ending December 31, 2012 is $1 million. There is no actuarial loss in accumulated other comprehensive loss for our post-retirement plans expected to be recognized in net periodic benefit cost during the year ending December 31, 2012.

Net Periodic Cost

For purposes of determining annual pension cost, prior service costs are being amortized straight-line over the average remaining service period of employees expected to receive benefits.

A summary of net periodic benefit cost for our retirement and post-retirement plans for the years ended December 31, is as follows:

	Retirement Plans			Post-Retirement Plans
	2011	2010	2009	2011	2010	2009
Service cost	$67	$61	$58	$3	$3	$2
Interest cost	99	94	86	6	7	8
Expected return on assets	(127)	(112)	(105)	—	—	—
Amortization of:
Actuarial loss	31	15	6	—	—	—
Prior service credit	—	—	—	(1)	(1)	(1)

Net periodic benefit cost	$70	$58	$45	$8	$9	$9

Our United Kingdom (“U.K.”) retirement plan accounted for $3 million in 2011 and $6 million in 2010 and 2009 of the net periodic benefit cost attributable to the funded plans.

Other changes in plan assets and benefit obligations recognized in other comprehensive income, net of tax for the years ended December 31, are as follows:

	Retirement Plans			Post-Retirement Plans
	2011	2010	2009	2011	2010	2009
Net actuarial loss (gain)	$65	$41	$(59)	$(12)	$(6)	$5
Recognized actuarial gain	(18)	(9)	(3)	—	—	—
Prior service credit	—	—	—	1	1	1

Total recognized	$47	$32	$(62)	$(11)	$(5)	$6

The total cost for our retirement plans was $175 million for 2011, $156 million for 2010 and $141 million for 2009. Included in the total retirement plans cost are defined contribution plans cost of $88 million for 2011 and $83 million for 2010 and 2009.

Assumptions

	Retirement Plans			Post-Retirement Plans
	2011	2010	2009	2011	2010	2009
Benefit obligation
Discount rate	5.1%	5.4%	5.95%	4.45%	4.65%	5.3%
Compensation increase factor	4.5%	4.5%	5.5%
Net periodic cost
Weighted-average healthcare cost rate [1]				8.0%	8.0%	8.0%
Discount rate—US Plan [2]	5.4%	5.95%	6.1%	4.65%	5.3%	5.95%
Discount rate—UK plan [2]	5.5%	5.9%	5.8%
Compensation increase factor—US Plan	4.5%	5.5%	5.5%
Compensation increase factor—UK plan	6.25%	6.25%	5.5%
Return on assets [3]	8.0%	8.0%	8.0%
[1]

The assumed weighted-average healthcare cost trend rate will decrease ratably from 8% in 2012 to 5% in 2018 and remain at that level thereafter. Assumed healthcare cost trends have an effect on the amounts reported for the healthcare plans. A one percentage point change in assumed healthcare cost trend creates the following effects:

	1% point	1% point
	increase	decrease
Effect on total of service and interest cost	$—	$—
Effect on postretirement obligation	$4	$(4)

[2]

Effective January 1, 2012, we changed our discount rate assumption on our U.S. retirement plans to 5.1% from 5.4% in 2011 and changed our discount rate assumption on our U.K. retirement plan (“UK plan”) to 5.1% from 5.5% in 2011.

[3]

The expected return on assets assumption is calculated based on the plan’s asset allocation strategy and projected market returns over the long-term. Effective January 1, 2012, we changed our return on assets assumption to 7.75% from 8.0% in 2011.

Cash Flows

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was enacted. The Act established a prescription drug benefit under Medicare, known as “Medicare Part D”, and a federal subsidy to sponsors of retiree healthcare benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Our benefits provided to certain participants are at least actuarially equivalent to Medicare Part D, and, accordingly, we are entitled to a subsidy.

Expected employer contributions in 2012 are $44 million for our retirement plans and $10 million for our post-retirement plans. In 2012, we may elect to make additional non-required contributions depending on investment performance and the pension plan status. Information about the expected cash flows for our retirement and post-retirement plans and the impact of the Medicare subsidy is as follows:

		Post-Retirement Plans [2]
	Retirement	Gross	Retiree	Medicare	Net
	Plans [1]	payments	Contributions	subsidy	payments
2012	68	17	(7)	(1)	9
2013	72	19	(8)	(1)	10
2014	76	21	(10)	(1)	10
2015	80	23	(12)	(1)	10
2016	84	25	(14)	(1)	10
2017-2021	480	150	(99)	(3)	48

[1]	Reflects the total benefits expected to be paid from the plans or from our assets including both our share of the benefit cost and the participants’ share of the cost.

[2]	Reflects the total benefits expected to be paid from our assets.

Fair Value of Plan Assets

The fair value of our defined benefit plans assets at the end of 2011 and 2010, by asset class is as follows (see Note 4 – Fair Value Measurements, for a description of the fair value hierarchy):

	December 31, 2011
	Total	Level 1	Level 2	Level 3
Cash and short-term investments, and other	$32	$2	$30	$—
Equity securities:
U.S. indexes [1]	306	125	181	—
U.S. growth and value	370	370	—	—
U.K.	144	78	66	—
International, excluding U.K.	297	157	139	1
Fixed income securities:
Long duration strategy [2]	195	—	195	—
Non-agency mortgage backed securities [3]	66	—	66	—
U.K. [4]	45	—	45	—
International, excluding U.K.	28	—	28	—
Real estate:
U.K. [5]	22	—	—	22

Total	$1,505	$732	$750	$23

	December 31, 2010
	Total	Level 1	Level 2	Level 3
Cash and short-term investments, and other	$88	$3	$85	$—
Equity securities:
U.S. indexes [1]	281	126	155	—
U.S. growth and value	386	359	25	2
U.K.	145	80	65	—
International, excluding U.K.	326	195	130	1
Fixed income securities:
Long duration strategy [2]	156	—	156	—
Non-agency mortgage backed securities [3]	66	—	66	—
U.K. [4]	45	—	45	—
International, excluding U.K.	53	—	53	—
Real estate:
U.K. [5]	21	—	—	21

Total	$1,567	$763	$780	$24

[1]	Includes securities that are tracked in the following indexes: S&P 500, S&P MidCap 400, S&P MidCap 400 Growth and S&P Smallcap 600.

[2]	Includes securities that are investment grade obligations of issuers in the U.S.

[3]	Includes U.S. mortgage-backed securities that are not backed by the U.S. government.

[4]	Includes securities originated by the government of and other issuers from the U.K.

[5]	Includes a fund which holds real estate properties in the U.K.

For securities that are quoted in active markets, the trustee/custodian determines fair value by applying securities’ prices obtained from its pricing vendors. For commingled funds that are not actively traded, the trustee applies pricing information provided by investment management firms to the unit quantities of such funds. Investment management firms employ their own pricing vendors to value the securities underlying each commingled fund. Underlying securities that are not actively traded derive their prices from investment managers, which in turn, employ vendors that use pricing models (e.g. discounted cash flow, comparables). The domestic defined benefit plans have no investment in our stock, except through the S&P 500 commingled index fund.

The trustee obtains estimated prices from vendors for securities that are not easily quotable and they are categorized accordingly as Level 3. The following tables details further information our plan assets where we have used significant unobservable inputs (Level 3):

Beginning balance at December 31, 2010	$24
Unrealized gains	2
Income received	—
Capital distributions	(3)

Ending balance at December 31, 2011	$23

Pension Trusts’ Asset Allocations

There are two pension trusts, one in the U.S. and another in the U.K.

•

The U.S. pension trust had assets of $1.2 billion and $1.3 billion at the end of 2011 and 2010, respectively, and the target allocations in 2012 include 49% domestic equities, 26% international equity securities, and 25% debt securities and short-term investments.

•

The U.K. pension trust had assets of $258 million and $243 million at the end of 2011 and 2010, respectively, and the target allocations in 2012 include 78% equities, 12% U.K. fixed income, and 10% U.K. real estate.

The pension assets are invested with the goal of producing a combination of capital growth and income. The mix of assets is established after consideration of the long-term performance and risk characteristics of asset classes. Investments are selected based on their potential to enhance returns, preserve capital, and reduce overall volatility. Holdings are diversified within each asset class. The portfolios employ a mix of index and actively managed equity strategies by market capitalization, style, geographic regions, and economic sectors. The fixed income strategies include U.S. long duration, U.S. non-agency mortgage backed securities, and U.K. debt instruments. The short-term portfolio, whose primary goal is capital preservation for liquidity purposes, is composed of government and government-agency securities, un-invested cash, receivables, and payables. The portfolios do not employ any financial leverage.

U.S. Defined Contribution Plans

Assets of the defined contribution plans in the U.S. consist primarily of investment options which include actively managed equity, indexed equity, actively managed equity/bond funds, McGraw-Hill common stock, stable value, and money market strategies. They also have a self-directed investment option. The plans purchased 695,632 and sold 796,934 shares of McGraw-Hill common stock in 2011 and purchased 650,225 and sold 645,433 shares of McGraw-Hill common stock in 2010. The plans held approximately 4 million shares of McGraw-Hill common stock at December 31, 2011 and 2010, with market values of $178 million and $149 million, respectively. The plans received dividends on McGraw-Hill common stock of $4 million during 2010 and 2009.

8. Stock-Based Compensation

We issue stock-based incentive awards to our eligible employees and Directors under two employee stock ownership plans (the 1993 and 2002 Employee Stock Incentive Plans) and a Director Deferred Stock Ownership Plan.

•

1993 Employee Stock Incentive Plan – This plan provided for the granting of incentive stock options, nonqualified stock options, stock appreciation rights (“SARs”), restricted stock awards, or other stock-based awards. No further awards may be granted under this plan; although awards granted prior to the adoption of the 2002 Plan, as amended, remain outstanding under this plan in accordance with their terms.

•	2002 Employee Stock Incentive Plan (the “2002 Plan”) – The 2002 Plan permits the granting of nonqualified stock options, SARs, performance stock, restricted stock and other stock-based awards.

•

Director Deferred Stock Ownership Plan – Under this plan, common stock reserved may be credited to deferred stock accounts for eligible Directors. In general, the plan requires that 50% of eligible Directors’ annual compensation plus dividend equivalents be credited to deferred stock accounts. Each Director may also elect to defer all or a portion of the remaining compensation and have an equivalent number of shares credited to the deferred stock account. Recipients under this plan are not required to provide consideration to us other than rendering service. Shares will be delivered as of the date a recipient ceases to be a member of the Board of Directors or within five years thereafter, if so elected. The plan will remain in effect until terminated by the Board of Directors or until no shares of stock remain available under the plan.

The number of common shares reserved for issuance are as follows:

	December 31,
(in millions)	2011	2010
Shares available for granting under the 2002 Plan	19	18
Options outstanding	27	30

Total shares reserved for issuance [1]	46	48

1 Shares reserved for issuance under the Director Deferred Stock Ownership Plan are included in the total, but are less than 1 million.

We issue treasury shares upon exercise of stock options and the issuance of restricted stock and unit awards. To offset the dilutive effect of the exercise of employee stock options, we periodically repurchase shares, see Note 9 – Equity for further discussion.

Stock-based compensation expense and the corresponding tax benefit are as follows:

	Years ended December 31,
	2011	2010	2009
Stock option expense	$24	$22	$20
Restricted stock and unit awards expense [1]	72	45	2

Total stock-based compensation expense	$96	$67	$22

Tax benefit	$37	$26	$9

[1]

During 2009, we reduced the projected payout percentage of our outstanding restricted performance stock awards. Accordingly, we recorded an adjustment to reflect the current projected payout percentages for the awards.

Stock Options

Stock options, which may not be granted at a price less than the fair market value of our common stock on the date of grant, vest over a two year service period in equal annual installments and have a maximum term of 10 years. Therefore, stock option compensation costs are recognized from the date of grant, utilizing a two-year graded vesting method. Under this method, fifty percent of the costs are ratably recognized over the first twelve months with the remaining costs ratably recognized over a twenty-four month period starting from the date of grant.

We use a lattice-based option-pricing model to estimate the fair value of options granted. The following assumptions were used in valuing the options granted:

	Years ended December 31,
	2011	2010	2009
Risk-free average interest rate	0.2-3.5%	0.3-4.2%	0.4-4.1%
Dividend yield	2.5-3.0%	2.9-3.1%	3.3-3.7%
Volatility	21-51%	28-60%	33-75%
Expected life (years)	6.1-6.2	5.8-7.0	5.6-6.0
Weighted-average grant-date fair value per option	$10.61	$10.02	$5.78

Because lattice-based option-pricing models incorporate ranges of assumptions, those ranges are disclosed. These assumptions are based on multiple factors, including historical exercise patterns, post-vesting termination rates, expected future exercise patterns and the expected volatility of our stock price. The risk-free interest rate is the imputed forward rate based on the U.S. Treasury yield at the date of grant. We use the historical volatility of our stock price over the expected term of the options to estimate the expected volatility. The expected term of options granted is derived from the output of the lattice model and represents the period of time that options granted are expected to be outstanding.

Stock option activity is as follows:

			Weighted-
			average
		Weighted-	remaining
		average	years of	Aggregate
		exercise	contractual	intrinsic
(in millions, except per award amounts)	Shares	price	term	value
Options outstanding at December 31, 2010	30	$39.04
Granted	2	$39.25
Exercised	(4)	$31.89
Cancelled, forfeited and expired	(1)	$44.82

Options outstanding at December 31, 2011	27	$39.96	5	$188

Options exercisable at December 31, 2011	23	$40.27	4	$163

		Weighted-
		average
		grant-date
	Shares	fair value
Nonvested options outstanding at December 31, 2010	4	$8.62
Granted	2	$39.25
Vested	(2)	$8.14
Forfeited	—	$9.61

Nonvested options outstanding at December 31, 2011	4	$10.41

Total unrecognized compensation expense related to nonvested options	$13
Weighted-average years to be recognized over	1

The total fair value of our stock options that vested during 2011, 2010 and 2009 was $18 million, $20 million and $25 million, respectively.

We receive a tax deduction for certain stock option exercises during the period in which the options are exercised, generally for the excess of the quoted market value of the stock at the time of the exercise of the options over the exercise price of the options (“intrinsic value”). For the years ended December 31, 2011, 2010 and 2009, $20 million, $2 million and less than $1 million, respectively, of excess tax benefits from stock options exercised are reported in our cash flows used for financing activities.

Information regarding our stock option exercises is as follows:

	Years ended December 31,
	2011	2010	2009
Net cash proceeds from the exercise of stock options	$140	$50	$25
Total intrinsic value of stock option exercises	$41	$16	$5
Income tax benefit realized from stock option exercises	$16	$6	$2

Restricted Stock and Unit Awards

Restricted stock and unit awards (performance and non-performance) have been granted under the 2002 Plan. Restricted stock and unit performance awards will vest only if we achieve certain financial goals over the performance period. Restricted stock non-performance awards have various vesting periods (generally three years), with vesting beginning on the first anniversary of the awards. Recipients of restricted stock and unit awards are not required to provide consideration to us other than rendering service.

The stock-based compensation expense for restricted stock and unit awards is determined based on the market price of our stock at the grant date of the award applied to the total number of awards that are anticipated to fully vest. For restricted stock and unit performance awards, adjustments are made to expense dependent upon financial goals achieved.

Restricted stock and unit activity for performance and non-performance awards is as follows:

		Weighted-
		average
		grant-date
(in millions, except per award amounts)	Shares	fair value
Nonvested shares at December 31, 2010	5	$31.47
Granted	3	$37.80
Vested	—	$33.33
Forfeited	(2)	$37.64

Nonvested shares at December 31, 2011	6	$32.82

Total unrecognized compensation expense related to nonvested options	$86
Weighted-average years to be recognized over	2

	Years ended December 31,
	2011	2010	2009
Weighted-average grant date fair value per award	$37.80	$33.72	$31.05
Total fair value of restricted stock and unit awards vested	$1	$1	$82
Tax benefit relating to restricted stock activity	$28	$17	$1

9. Equity

Capital Stock

Two million shares of preferred stock, par value $1 per share, are authorized; none have been issued.

The following table provides detail of our dividend history. On January 18, 2012, the Board of Directors approved an increase in the dividends for 2012 to a quarterly rate of $0.255 per common share.

	Years ended December 31,
	2011	2010	2009
Quarterly dividend rate	$0.250	$0.235	$0.225
Annualized dividend rate	$1.00	$0.94	$0.90
Dividends paid (in millions)	$296	$292	$281

Stock Repurchases

In 2007 the Board of Directors approved a stock repurchase program authorizing the purchase of up to 45 million shares (the “2007 Repurchase Program”). On June 29, 2011, the Board of Directors approved a new stock repurchase program authorizing the purchase of up to 50 million shares (the “2011 Repurchase Program”), which was approximately 17% of the total shares of our outstanding common stock at that time.

Share repurchases under both the 2007 and the 2011 Repurchase Programs were as follows:

	Years ended December 31,
(in millions, except average price)	2011	2010	2009
Total number of shares purchased	35	9	—
Average price paid per share 1, [2]	$40.48	$29.37	$—
Total cash utilized	$1,500	$256	$—

[1]

In June of 2011, we repurchased approximately 2.5 million shares under our 2007 Repurchase Program from the holdings of the Harold W. McGraw, Jr. Trust (the “Trust”) and the Harold W. McGraw, Jr. Family Foundation, Inc., a Connecticut non-stock corporation (the “Foundation”). The shares were purchased at a discount of 1.375% from the June 23, 2011 New York Stock Exchange closing price through a private transaction with the trustees of the Trust and the Board of Directors of the Foundation. We repurchased these shares with cash for $97 million. Without this discounted repurchase, the average price paid per share for the year ended December 31, 2011 would have been $40.58. The transaction was approved by the Nomination and Corporate Governance and Financial Policy Committees of our Board of Directors and we received independent financial and legal advice for this transaction.

[2]	Average price per share information does not include the accelerated share repurchase transaction as discussed in more detail below.

Our purchased shares may be used for general corporate purposes, including the issuance of shares for stock compensation plans and to offset the dilutive effect of the exercise of employee stock options. During the year ended December 31, 2011, we repurchased 8 million shares under the 2007 Repurchase Program. As of December 31, 2011, there were no remaining shares available under the 2007 Repurchase Program. During the year ended December 31, 2011, we repurchased 26 million shares under the 2011 Repurchase Program. As of December 31, 2011, 24 million shares remained available under the 2011 Repurchase Program. The 2011 Repurchase Program has no expiration date and purchases under this program may be made from time to time on the open market and in private transactions, depending on market conditions.

Accelerated Share Repurchase Program

On December 7, 2011 we entered into two separate Accelerated Share Repurchase Agreements (“ASR Agreements”) with a financial institution to initiate share repurchases, aggregating $500 million.

•

The first ASR Agreement was structured as an uncollared ASR Agreement for the repurchase of $250 million of shares at a per share price equal to the volume weighted average price (“VWAP”) of our common stock between December 7, 2011 and February 22, 2012.

•

The second ASR Agreement was structured as a capped ASR Agreement for the repurchase of $250 million of shares at a per share price that was capped based on 110% of the VWAP of our common stock during the period from December 7, 2011 through December 21, 2011. This capped price set the minimum number of shares that will be repurchased.

Uncollared ASR Agreement

We paid $250 million on December 12, 2011 and received an initial delivery of approximately 5 million shares from the financial institution subject to a 20%, or $50 million, holdback. At the conclusion of the uncollared ASR Agreement, which will occur on or before February 22, 2012, we may receive additional shares or be required to pay additional cash or deliver shares (at our option) based on the VWAP of our common stock (subject to a discount agreed upon with the financial institution) during the term of the uncollared ASR Agreement. If necessary, it is our intention to deliver additional shares rather than pay additional cash. The financial institution will deliver any remaining shares to us shortly after the end of the term.

Capped ASR Agreement

We paid $250 million and received approximately 5 million shares representing the minimum number of common shares to be repurchased based on a calculation using a specific capped price per share. The capped ASR Agreement commenced on December 7, 2011 and will end on or before April 23, 2012. The actual number of shares that will be received by us at the termination date of the capped ASR Agreement will be determined based on the VWAP of our common stock during the term of the capped ASR, subject to the capped price for the purchased shares.

The ASR Agreements were accounted for as two transactions; a stock purchase transaction and a forward stock purchase contract. The initial delivery of shares resulted in an immediate reduction of our outstanding shares used to determine our weighted average common shares outstanding for purposes of calculating basic and diluted net earnings per share. The forward stock purchase contract is classified as an equity instrument. Increases in the VWAP of our common stock during the term of the ASR Agreements would decrease the number of shares the financial institution would be required to deliver, or increase the amount of cash or number of shares we would be required to deliver to the financial institution. Decreases in the VWAP of our common stock during the term of our ASR Agreements would increase the number of shares the financial institution would be required to deliver to us. As of December 31, 2011, the holdback under the uncollared ASR Agreement and the excess amount paid on a per share basis for the minimum shares purchased under the capped ASR Agreement were recorded as reductions to additional paid-in capital in our Consolidated Balance Sheet. We have evaluated the ASR Agreements for their potential dilution and as a result, these additional shares were not included in our weighted average diluted earnings per share calculation because their effect would be antidilutive.

Accumulated Other Comprehensive Loss

	December 31,
	2011	2010	2009
Foreign currency translation adjustment	$(77)	$(62)	$(62)
Pension and other postretirement benefit plans, net of tax	(346)	(310)	(284)
Unrealized (loss) gain on investment and foreign exchange contracts, net of tax	(2)	5	2

Total accumulated other comprehensive loss	$(425)	$(367)	$(344)

10. Earnings per Share

Basic earnings per common share (“EPS”) is computed by dividing net income attributable to the common shareholders of the Company by the weighted-average number of common shares outstanding. Diluted EPS is computed in the same manner as basic EPS, except the number of shares is increased to include additional common shares that would have been outstanding if potential common shares with a dilutive effect had been issued. Potential common shares consist primarily of stock options, restricted stock and restricted stock units calculated using the treasury stock method. The calculation for basic and diluted EPS is as follows:

	Years ended December 31,
	2011	2010	2009
Amount attributable to The McGraw-Hill Companies, Inc. common shareholders:
Income from continuing operations	$835	$824	$734
Income (loss) from discontinued operations, net of tax	76	4	(3)

Net income attributable to the Company	$911	$828	$731

Basic weighted-average number of common shares outstanding	298	309	312
Effect of stock options and other dilutive securities	6	3	1

Diluted weighted-average number of common shares outstanding	304	312	313

Basic EPS:
Income from continuing operations	$2.80	$2.67	$2.35
Income (loss) from discontinued operations, net of tax	0.25	0.01	(0.01)

Net income	$3.05	$2.68	$2.34

Diluted EPS:
Income from continuing operations	$2.75	$2.64	$2.34
Income (loss) from discontinued operations, net of tax	0.25	0.01	(0.01)

Net income	$3.00	$2.65	$2.33

There were 2 million, 1 million and 2 million restricted performance shares outstanding at December 31, 2011, 2010 and 2009, respectively, that were not included in the computation of diluted earnings per common share because the necessary vesting conditions have not yet been met.

The effect of the potential exercise of stock options is excluded from the computation of diluted earnings per share when the average market price of the common stock is lower than the exercise price of the related option during the period because the effect would have been antidilutive. For the years ended December 31, 2011, 2010 and 2009, the number of stock options excluded from the computation was 10 million, 23 million and 28 million, respectively.

11. Restructuring

In order to contain costs and mitigate the impact of current and expected future economic conditions, as well as continuing process improvements, we have initiated various restructuring plans over the last several years. The plans that are currently active with a remaining liability are further described below. The charges for each restructuring plan are classified as selling and general expenses within the Consolidated Statements of Income.

In certain circumstances, reserves are no longer needed because of efficiencies in carrying out the plans or because employees previously identified for separation resigned from the Company and did not receive severance or were reassigned due to circumstances not foreseen when the original plans were initiated. In these cases, we reverse reserves through the Consolidated Statements of Income when it is determined they are no longer needed.

During the fourth quarter of 2011, we initiated a restructuring plan at MHE to create a flatter and more agile organization and across other parts of the Company as part of our Growth and Value Plan, which includes creating two independent public companies with focused cost structures. We recorded a pre-tax restructuring charge of $66 million, consisting primarily of facility exit costs and employee severance costs related to a company-wide workforce reduction of approximately 800 positions. The remaining reserve at December 31, 2011 is $62 million and is included in other current liabilities in the Consolidated Balance Sheet.

Activity of our restructuring liability for our 2011 restructuring actions by segment as of December 31, 2011 is summarized as follows:

	S&P
	Ratings	MHE	C&C	Corporate	Total
Charges	9	34	6	17	66
Payments & other	—	(3)	(1)	—	(4)

Balance at December 31, 2011	9	31	5	17	62

During the fourth quarter of 2010, we initiated a restructuring plan within our C&C segment as a result of business conditions at that time, as well as continuing process improvements. We recorded a pre-tax restructuring charge of $11 million, consisting primarily of employee severance costs related to a workforce reduction of approximately 230 positions. For years ended December 31, 2011 and December 31, 2010, we have reduced the reserve related to the 2010 restructuring by $8 million and $2 million, respectively, primarily relating to cash payments for employee severance costs. The remaining reserve as of December 31, 2011 is $1 million and is included in other current liabilities in the Consolidated Balance Sheet.

As of December 31, 2011, our 2008 and 2006 restructuring initiatives still have remaining reserves relating to facilities costs of less than $1 million and $4 million, respectively.

12. Segment and Geographic Information

As discussed in Note 1 – Accounting Policies, we have four reportable segments: S&P Ratings, S&P Capital IQ / S&P Indices, C&C and MHE.

The Executive Committee, consisting of our principal corporate executives, is our chief operating decision-maker and evaluates performance of our segments and allocates resources based primarily on operating income. Segment operating income does not include general corporate expenses or interest expense, which are centrally managed costs. We use the same accounting policies for our segments as those described in Note 1 – Accounting Policies.

Segment information for the years ended December 31 is as follows:

	Revenue			Operating Income
	2011	2010	2009	2011	2010	2009
S&P Ratings	$1,767	$1,695	$1,537	$719	$762	$712
S&P Capital IQ / S&P Indices	1,354	1,189	1,122	403	315	302
Commodities & Commercial	896	811	873	180	153	96
McGraw-Hill Education	2,292	2,433	2,387	320	363	276
Intersegment elimination	(63)	(56)	(49)	—	—	—

Total operating segments	6,246	6,072	5,870	1,622	1,593	1,386

General corporate expense	—	—	—	(200)	(180)	(127)

Total	$6,246	$6,072	$5,870	$1,422	$1,413	$1,259

	Depreciation & Amortization			Capital Expenditures [1]
	2011	2010	2009	2011	2010	2009
S&P Ratings	$38	$31	$38	$41	$35	$30
S&P Capital IQ / S&P Indices	33	24	22	9	15	14
Commodities & Commercial	19	18	20	13	6	4
McGraw-Hill Education	283	327	362	205	191	214

Total operating segments	373	400	442	268	247	262

Corporate	5	7	8	8	14	3

Total	$378	$407	$450	$276	$261	$265

[1]	Includes investment in prepublication costs.

Segment information as of December 31 is as follows:

	Total Assets
	2011	2010
S&P Ratings	$663	$591
S&P Capital IQ / S&P Indices	965	1,028
Commodities & Commercial	925	750
McGraw-Hill Education	2,384	2,400

Total operating segments	4,937	4,769

Corporate [2]	1,490	2,278

Total	$6,427	$7,047

[2]	Corporate assets consist principally of cash and equivalents, assets for pension benefits, deferred income taxes and leasehold improvements related to subleased areas.

We have operations with foreign revenue and long-lived assets in approximately 65 countries. We do not have operations in any foreign country that represent more than 7% of our consolidated revenue. Transfers between geographic areas are recorded at agreed upon prices and intercompany revenue and profit are eliminated. No single customer accounted for more than 10% of our consolidated revenue.

The following is a schedule of revenue and long-lived assets by geographic region:

	Revenue			Long-lived Assets
	Years ended December 31,			December 31,
	2011	2010	2009	2011	2010
United States	$4,248	$4,272	$4,144	$2,398	$2,640
European region	1,101	987	964	658	567
Asia	557	499	468	419	163
Rest of the world	340	314	294	77	79

Total	$6,246	$6,072	$5,870	$3,552	$3,449

See Note 2 – Acquisitions, Divestitures and Other Significant Events, and Note 11 – Restructuring, for actions that impacted the segment operating results.

13. Commitments and Contingencies

Rental Expense and Lease Obligations

We are committed under lease arrangements covering property, computer systems and office equipment. Leasehold improvements are amortized on a straight-line basis over the shorter of their economic lives or their lease term. Certain lease arrangements contain escalation clauses covering increased costs for various defined real estate taxes and operating services and the associated fees are recognized on a straight-line basis over the minimum lease period.

Rental expense for property and equipment under all operating lease agreements is as follows:

	Years ended December 31,
	2011	2010	2009
Gross rental expense	$240	$240	$234
Less: sublease revenue	(3)	(3)	(2)
Less: Rock-McGraw rent credit	(18)	(18)	(18)

Net rental expense	$219	$219	$214

In December 2003, we sold our 45% equity investment in Rock-McGraw, Inc., which owns our headquarters building in New York City, and remained an anchor tenant of what continues to be known as The McGraw-Hill Companies building by concurrently leasing back space through 2020. As of December 31, 2011, we leased approximately 17% of the building space. Proceeds from the disposition were $382 million and the sale resulted in a pre-tax gain, net of transaction costs, of $131 million ($58 million after-tax) upon disposition. As a result of the amount of building space we retained through our leaseback, a pre-tax gain of $212 million ($126 million after-tax) was deferred upon the disposition in 2003. This gain is being amortized over the remaining lease term as a reduction in rent expense, reducing the deferred gain to $136 million as of December 31, 2011.

Cash amounts for future minimum rental commitments, including rent payments on the sale-leaseback, under existing non-cancelable leases with a remaining term of more than one year, along with minimum sublease rental income to be received under non-cancelable subleases are shown in the following table.

	Rent	Sublease
	commitment	income	Net rent
2012	$186	$(8)	$178
2013	167	(5)	162
2014	149	(5)	144
2015	132	(5)	127
2016	124	(5)	119
2017 and beyond	503	(18)	485

Total	$1,261	$(46)	$1,215

Legal Matters

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

A writ of summons was served on The McGraw-Hill Companies, SRL and on The McGraw-Hill Companies, SA (both indirect subsidiaries of the Company) (collectively, “Standard & Poor’s”) on September 29, 2005 and October 7, 2005, respectively, in an action brought in the Tribunal of Milan, Italy by Enrico Bondi (“Bondi”), the Extraordinary Commissioner of Parmalat Finanziaria S.p.A. and Parmalat S.p.A. (collectively, “Parmalat”). Bondi had brought numerous other lawsuits in both Italy and the United States against entities and individuals who had dealings with Parmalat. In this suit, Parmalat claims that Standard & Poor’s, which had issued investment grade ratings on Parmalat until shortly before Parmalat’s collapse in December 2003, breached its duty to issue an independent and professional rating and negligently and knowingly assigned inflated ratings in order to retain Parmalat’s business. Alleging joint and several liability, Parmalat claims damages of euros 4,073,984,120 (representing the value of bonds issued by Parmalat and the rating fees paid by Parmalat) with interest, plus damages to be ascertained for Standard & Poor’s alleged complicity in aggravating Parmalat’s financial difficulties and/or for having contributed in bringing about Parmalat’s indebtedness towards its bondholders, and legal fees. On June 29, 2011, the Court issued its final decision dismissing in its entirety Parmalat’s main damages claim which was based on the value of the bonds issued. The Court ordered Standard & Poor’s to pay Parmalat the sum of approximately euros 784,000 (approximately $1.1 million), representing the amount of rating fees paid to Standard & Poor’s by Parmalat, plus interest from the date of service of the Writ of Summons. The Court also ordered Standard & Poor’s to reimburse Parmalat for euros 47,390 (less than $0.1 million) in trial costs and for its share of fees paid to Court-appointed experts, amounting to euros 67,797 (also less than $0.1 million). The deadline for any party to file an appeal is the earlier of one year and 45 days from the date the judgment was issued or 30 days after any party serves a copy of the judgment on another party.

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

On October 8, 2009, an action was filed in the District Court for the Southern District of New York entitled Reed Construction Data, Inc. v. The McGraw-Hill Companies, Inc. in which Reed Construction Data asserted eleven claims under various state and federal laws against the Company relating to alleged misappropriation and unfair competition by McGraw-Hill Construction and seeking an unspecified amount of damages, plus attorneys’ fees and costs. In response to the Company’s motion to dismiss five of the eleven claims in the Reed action, Plaintiff filed an Amended Complaint on December 10, 2009, among other things adding an allegation that McGraw-Hill Construction misappropriated Plaintiff’s confidential and trade secret information regarding specific construction projects. The Company filed a renewed motion to dismiss five of the eleven claims in the Amended Complaint on January 22, 2010. On September 14, 2010, the Court granted the Company’s motion to dismiss three of the five claims, including claims that alleged violations by the Company of the Racketeer Influenced and Corrupt Organizations Act (RICO) and conspiracy to violate RICO. On May 31, 2011, the Court granted Plaintiff’s motion to file a Second Amended Complaint that, among other things, added a false advertising claim under the Lanham Act, including a demand for treble damages and attorneys’ fees. The Second Amended Complaint also contains allegations purporting to further support Reed’s existing tort and antitrust claims. On June 3, 2011, the Court granted the Company’s motion to file a counterclaim against Reed alleging, among other things, that Reed misappropriated the Company’s trade secrets and engaged in unfair competition as a result of Reed’s recruitment of former employees of the Company and use of information about the Company’s customers obtained from the former employees to solicit those customers. The parties are currently engaged in fact discovery.

The Company and Standard & Poor’s Ratings Services, together with other credit rating agencies, have been named in numerous lawsuits in U.S. State and Federal Courts, as well as in foreign jurisdictions, relating to the ratings activity of Standard & Poor’s Ratings Services brought by alleged purchasers and issuers of rated securities. The Company and Standard & Poor’s Ratings Services have also received numerous subpoenas and other government inquiries’ concerning the rating activity of Standard & Poor’s Ratings Services in these areas and continue to respond to all such requests. Additional actions, investigations or proceedings may be initiated from time to time in the future.

In addition, the Company and certain of its officers and directors have been named in a putative class action brought under the federal securities laws by its shareholders and two putative class actions by participants in the Company’s ERISA plans relating to alleged misrepresentations and omissions concerning the Company’s ratings business:

On August 28, 2007, a putative shareholder class action titled Reese v. Bahash was filed in the District Court for the District of Columbia, and was subsequently transferred to the Southern District of New York. The Company and its CEO and former CFO are currently named as defendants in the suit, which alleges claims under the federal securities laws in connection with alleged misrepresentations and omissions made by the defendants relating to the Company’s earnings and S&P’s business practices. On November 3, 2008, the District Court denied Lead Plaintiff’s motion to lift the discovery stay imposed by the Private Securities Litigation Reform Act in order to obtain documents S&P submitted to the SEC during the SEC’s examination. The Company filed a motion to dismiss the Second Amended Complaint which was fully briefed and submitted as of May 2009. The Court granted a motion by plaintiffs permitting the plaintiffs to amend the complaint on June 29, 2010 and the Third Amended Complaint was filed on July 1, 2010. Defendants’ motion to dismiss the Third Amended Complaint has been fully briefed before the Court.

On September 10, 2008, a putative shareholder class action titled Patrick Gearren, et al. v. The McGraw-Hill Companies, Inc., et al. was filed in the District Court for the Southern District of New York against the Company, its Board of Directors, its Pension Investment Committee and the administrator of its pension plans. The Complaint alleged that the defendants breached fiduciary duties to participants in the Company’s ERISA plans by allowing participants to continue to invest in Company stock as an investment option under the plans during a period when plaintiffs allege the Company’s stock price to have been artificially inflated. The Complaint also asserted that defendants breached fiduciary duties under ERISA by making certain material misrepresentations and non-disclosures concerning the ratings business in plan communications and the Company’s SEC filings. A virtually identical complaint was filed on June 12, 2009 in an action titled Sullivan v. The McGraw-Hill Companies, Inc. et al., Case No. 09-CV-5450 in the Southern District of New York. On February 10, 2010 both actions were dismissed in their entirety for failure to state a claim under applicable law. Both plaintiffs appealed and on October 19, 2011, the Court of Appeals for the Second Circuit affirmed the dismissals in their entirety. Both plaintiffs have petitioned the Court of Appeals for reconsideration en banc.

On September 22, 2011 the Company received a “Wells Notice” from the staff of the U.S. Securities and Exchange Commission (the “Commission”) stating that the staff is considering recommending that the Commission institute a civil injunctive action against Standard & Poor’s Ratings Services alleging violations of federal securities laws with respect to S&P’s ratings for a particular 2007 offering of collateralized debt obligations, known as “Delphinus CDO 2007-1”. The Wells Notice is neither a formal allegation nor a finding of wrongdoing. It allows its recipients the opportunity to provide their perspective and to address the issues raised by the staff before any decision is made by the Commission on whether to authorize the commencement of an enforcement proceeding against its recipients. S&P has responded to the staff presenting its position on the issues raised and why the Commission should not commence enforcement proceedings.

The Company believes that the claims in the proceedings described above have no basis and they will be vigorously defended by the Company and/or the subsidiaries involved.

In view of the inherent difficulty of predicting the outcome of legal matters, particularly where the claimants seek very large or indeterminate damages, or where the cases present novel legal theories, involve a large number of parties or are in early stages of discovery, we cannot state with confidence what the eventual outcome of these pending matters will be, what the timing of the ultimate resolution of these matters will be or what the eventual loss, fines, penalties or impact related to each pending matter may be. We believe, based on our current knowledge, that the outcome of the legal actions, proceedings and investigations currently pending should not have a material, adverse effect on the Company’s consolidated financial condition.

14. Quarterly Financial Information (Unaudited)

	First	Second	Third		Fourth		Total
	quarter	quarter	quarter		quarter		year
2011
Revenue	$1,261	$1,557	$1,908		$1,520		$6,246
Income from continuing operations before taxes on income	197	338	588		224	[1]	1,347
Net income	124	216	373		221	[1,2]	934
Net income attributable to The McGraw-Hill Companies, Inc.	120	211	366		214	[1,2]	911
Earnings per share:
Basic	0.39	0.70	1.23		0.75		3.05
Diluted	0.39	0.68	1.21		0.73		3.00

2010
Revenue	$1,171	$1,449	$1,956		$1,496		$6,072
Income from continuing operations before taxes on income	170	302	611	[3]	248	[4]	1,331
Net income	107	194	390	[3]	161	[4]	852
Net income attributable to The McGraw-Hill Companies, Inc.	103	191	380	[3]	154	[4]	828
Earnings per share:
Basic	0.33	0.61	1.24		0.50		2.68
Diluted	0.33	0.61	1.23		0.50		2.65

Basic and diluted earnings per share are computed independently for each quarter and full year presented. The number of weighted-average shares outstanding changes as common shares are issued pursuant to employee stock plans, as shares are repurchased by us, and other activity occurs throughout the year. Accordingly, the sum of the quarterly earnings per share data may not agree with the calculated full year earnings per share.

The results of operations of the Broadcasting Group for all periods presented have been reclassified to reflect the Broadcasting Group as a discontinued operation. Refer to Note 2 – Acquisitions, Divestitures and Other Significant Events for further discussion.

[1]	Includes a $66 million pre-tax restructuring charge and a $10 million pre-tax charge for Growth and Value Plan costs.

[2]	Includes a $123 million pre-tax gain on the sale of the Broadcasting Group in December 2011.

[3]	Includes a $4 million pre-tax gain on the sale of MHE's Australian secondary education business and a $7 million pre-tax gain on the sale of certain equity interests at S&P Ratings.

[4]	Includes an $11 million pre-tax restructuring charge at our C&C segment and a $16 million pre-tax charge for subleasing excess space in our New York facilities.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9a. Controls and Procedures

We have filed the required certifications under Section 302 of the Sarbanes-Oxley Act of 2002 incorporated herein by reference from Exhibits (31.1) and (31.2) to this Form 10-K. In addition we have filed the required certifications under Section 906 of the Sarbanes-Oxley Act of 2002 incorporated herein by reference from Exhibit (32) to this Form 10-K.

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

As of December 31, 2011, an evaluation was performed under the supervision and with the participation of management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the U.S. Securities Exchange Act of 1934). Based on that evaluation, management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2011.

Management’s Annual Report on Internal Control Over Financial Reporting

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and as defined in Rules 13a-15(f) under the U.S. Securities Exchange Act of 1934, management is required to provide the following report on our internal control over financial reporting:

1.	Management is responsible for establishing and maintaining adequate internal control over financial reporting.

2.	Management has evaluated the system of internal control using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) framework. Management has selected the COSO framework for its evaluation as it is a control framework recognized by the SEC and the Public Company Accounting Oversight Board that is free from bias, permits reasonably consistent qualitative and quantitative measurement of our internal controls, is sufficiently complete so that relevant controls are not omitted and is relevant to an evaluation of internal controls over financial reporting.

3.	Based on management’s evaluation under this framework, management has concluded that our internal controls over financial reporting were effective as of December 31, 2011. There are no material weaknesses in our internal control over financial reporting that have been identified by management.

4.	Our independent registered public accounting firm, Ernst & Young LLP, has audited our consolidated financial statements for the year ended December 31, 2011, and has issued their reports on the financial statements and the effectiveness of our internal control over financial reporting. These reports are located on pages 40 and 41 of this Form 10-K.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9b. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Incorporated herein by reference from our definitive proxy statement for the 2012 annual meeting of shareholders. The information under the heading “Executive Officers of the Registrant” in Part I of this Form 10-K is also incorporated herein by reference.

Code of Ethics

We have adopted a Code of Ethics for our CEO and senior financial officers that applies to our CEO, CFO and chief accounting officer. To access such code, go to the Corporate Governance section of our Investor Relations Web site at www.mcgraw-hill.com/investor_relations. Any waivers that may in the future be granted from such Code will be posted at such Web site address. In addition to our Code of Ethics for the CEO and senior financial officers noted above, the following documents may be found on our Web site at the above Web site address:

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

New York Stock Exchange Certification

Promptly following the 2012 annual meeting of shareholders, we intend to file with the NYSE the CEO certification regarding our compliance with the NYSE’s corporate governance listing standards as required by NYSE Rule 303A.12. Last year, we filed this CEO certification with the NYSE on April 29, 2011.

Item 11. Executive Compensation

Incorporated herein by reference from our definitive proxy statement for the 2012 annual meeting of shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated herein by reference from our definitive proxy statement for the 2012 annual meeting of shareholders.

The following table details our equity compensation plans as of December 31, 2011:

	Equity Compensation Plans’ Information
	(a)		(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	27,048,474		$39.96	19,387,521
Equity compensation plans not approved by security holders	—		—	—

Total	27,048,474	[1]	$39.04	19,387,521	[2,3]

[1]	Shares to be issued upon exercise of outstanding options under our Stock Incentive Plans.

[2]

Included in this number are 223,420 shares reserved for issuance under the Director Deferred Stock Ownership Plan. The remaining 19,164,231 shares are reserved for issuance under the 2002 Stock Incentive Plan (the “2002 Plan”) for Performance Stock, Restricted Stock, Other Stock-Based Awards, Stock Options and Stock Appreciation Rights.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Incorporated herein by reference from our definitive proxy statement for the 2012 annual meeting of shareholders.

Item 14. Principal Accounting Fees and Services

During the year ended December 31, 2011, Ernst & Young LLP audited the consolidated financial statements of the Registrant and its subsidiaries.

Incorporated herein by reference from our definitive proxy statement for the 2012 annual meeting of shareholders.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Documents filed as part of this Form 10-K:

1.	Financial Statements

•	Report of Management

•	Reports of Independent Registered Public Accounting Firm

•	Consolidated Statements of Income for the three years ended December 31, 2011

•	Consolidated Balance Sheets as of December 31, 2011 and 2010

•	Consolidated Statements of Cash Flows for the three years ended December 31, 2011

•	Consolidated Statements of Equity and Comprehensive Income for the three years ended December 31, 2011

•	Notes to the Consolidated Financial Statements

2.	Financial Schedule

•	Schedule II—Valuation and Qualifying Accounts

All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

3.	Exhibits – The exhibits filed as part of this Form 10-K are listed in the Exhibit Index on pages 79 to 81, immediately preceding such Exhibits, and such Exhibit Index is incorporated herein by reference.

The McGraw Hill Companies, Inc.

Schedule II – Valuation and Qualifying Accounts

(in millions)

Additions/(deductions)	Balance at beginning of year	Net charges to income	Deductions and other [1]	Balance at end of year
Year ended December 31, 2011
Allowance for doubtful accounts	$78	$—	$(23)	$55
Allowance for returns	197	283	(293)	187

	$275	$283	$(316)	$242

Year ended December 31, 2010
Allowance for doubtful accounts	$74	$19	$(15)	$78
Allowance for returns	202	312	(317)	197

	$276	$331	$(332)	$275

Year ended December 31, 2009
Allowance for doubtful accounts	$76	$32	$(34)	$74
Allowance for returns	193	310	(301)	202

	$269	$342	$(335)	$276

[1]	Uncollectible accounts written off, net of recoveries, impact of acquisitions and divestitures and adjustments for foreign currency translation.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

The McGraw-Hill Companies, Inc.
Registrant

By:

/s/ Kenneth M. Vittor
Kenneth M. Vittor
Executive Vice President and General Counsel

February 7, 2012

Each individual whose signature appears below constitutes and appoints Jack F. Callahan, Jr. and Kenneth M. Vittor, and each of them singly, his or her true and lawful attorneys-in-fact and agents with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-K filed with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all the said attorneys-in-fact and agents or any of them or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on February 7, 2012 on behalf of the Registrant by the following persons who signed in the capacities as set forth below under their respective names.

/s/ Harold W. McGraw III
Harold W. McGraw III
Chairman, President, Chief Executive Officer and Director

/s/ Jack F. Callahan, Jr.
Jack F. Callahan, Jr.
Executive Vice President and Chief Financial Officer

/s/ Emmanuel N. Korakis
Emmanuel N. Korakis
Senior Vice President and Corporate Controller

/s/ Pedro Aspe
Pedro Aspe
Director

/s/ Sir Winfried F.W. Bischoff
Sir Winfried F.W. Bischoff
Director

/s/ Douglas N. Daft
Douglas N. Daft
Director

/s/ William D. Green
William D. Green
Director

/s/ Linda Koch Lorimer
Linda Koch Lorimer
Director

/s/ Robert P. McGraw
Robert P. McGraw
Director

/s/ Hilda Ochoa-Brillembourg
Hilda Ochoa-Brillembourg
Director

/s/ Sir Michael Rake
Sir Michael Rake
Director

/s/ Edward B. Rust, Jr.
Edward B. Rust, Jr.
Director

/s/ Kurt L. Schmoke
Kurt L. Schmoke
Director

/s/ Sidney Taurel
Sidney Taurel
Director

/s/ Richard E. Thornburgh
Richard E. Thornburgh
Director

Exhibit Number	Exhibit Index

(3)	Restated Certificate of Incorporation of Registrant, incorporated by reference from Registrant’s Form 8-K filed April 28, 2011.

(3)	By-laws of Registrant, incorporated by reference from Registrant’s Form 8-K filed April 28, 2011.

(4.1)	Indenture dated as of November 2, 2007 between the Registrant, as issuer, and The Bank of New York, as trustee, incorporated by reference from Registrant’s Form 8-K filed November 2, 2007.

(4.2)	First Supplemental Indenture, dated January 1, 2009, between the Company and The Bank of New York Mellon, as trustee, incorporated by reference from Registrant’s Form 8-K filed January 2, 2009.

(10.1)	Form of Indemnification Agreement between Registrant and each of its directors and certain of its executive officers, incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 2004.

(10.2)*	Registrant’s Amended and Restated 1993 Employee Stock Incentive Plan, as amended and restated as of December 6, 2006, incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 2006.

(10.3)*	Amendment to Registrant’s Amended and Restated 1993 Employee Stock Incentive Plan, effective as of January 1, 2010, incorporated by reference from the Registrant’s Form 10-K for the fiscal year ended December 31, 2009.

(10.4)*	Registrant’s Amended and Restated 2002 Stock Incentive Plan, as amended and restated as of January 28, 2009, incorporated by reference from the Registrant’s Form 10-K for the fiscal year ended December 31, 2008.

(10.5)*	Form of Performance Share Unit Terms and Conditions, incorporated by reference from Registrant’s Form 10-Q for the fiscal quarter ended March 31, 2009.

(10.6)*	Form of Stock Option Award, incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 2004.

(10.7)*	Registrant’s Key Executive Short Term Incentive Compensation Plan, as amended effective as of July 28, 2009, incorporated by reference from the Registrant’s Form 10-K for the fiscal year ended December 31, 2009.

(10.8)*	Registrant’s Key Executive Short-Term Incentive Deferred Compensation Plan, as amended and restated as of January 1, 2008, incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 2007.

(10.9)*	Registrant’s Executive Deferred Compensation Plan, incorporated by reference from Registrant’s Form SE filed March 28, 1991 in connection with Registrant’s Form 10-K for the fiscal year ended December 31, 1990.

(10.10)*	Registrant’s Management Severance Plan, as amended and restated as of January 1, 2012.

(10.11)*	Registrant’s Executive Severance Plan, as amended and restated as of January 1, 2012.

(10.12)*	Registrant’s Senior Executive Severance Plan, as amended and restated as of January 1, 2012.

(10.13)*	$1,200,000,000 Three-Year Credit Agreement dated as of July 30, 2010 among the Registrant, Standard & Poor’s Financial Services LLC, as guarantor, the lenders listed therein, JP Morgan Chase Bank, N.A., as administrative agent, and Bank of America, N.A., as syndication agent, incorporated by reference from the Registrant’s Form 8-K filed August 2, 2010.

(10.14)*	Registrant’s Employee Retirement Plan Supplement, as amended and restated as of January 1, 2008, incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 2007.

(10.15)*	First Amendment to Employee Retirement Plan Supplement, effective as of January 1, 2010, incorporated by reference from the Registrant’s Form 10-K for the fiscal year ended December 31, 2009.

(10.16)*	Second Amendment to Employee Retirement Plan Supplement, effective as of January 1, 2010, incorporated by reference from the Registrant’s Form 10-K for the fiscal year ended December 31, 2009.

(10.17)*	Third Amendment to Employee Retirement Plan Supplement, effective as of January 1, 2012.

Exhibit Number	Exhibit Index

(10.18)*	Standard & Poor’s Employee Retirement Plan Supplement, as amended and restated as of January 1, 2008, incorporated by reference from the Registrant’s Form 10-K for the fiscal year ended December 31, 2009.

(10.19)*	First Amendment to Standard & Poor’s Employee Retirement Plan Supplement, effective as of January 1, 2010, incorporated by reference from the Registrant’s Form 10-K for the fiscal year ended December 31, 2009.

(10.20)*	Second Amendment to Standard & Poor’s Employee Retirement Plan Supplement, effective as of January 1, 2010, incorporated by reference from the Registrant’s Form 10-K for the fiscal year ended December 31, 2009.

(10.21)*	Third Amendment to Standard & Poor’s Employee Retirement Plan Supplement, effective as of January 1, 2012.

(10.22)*	Registrant’s 401(k) Savings and Profit Sharing Supplement, as amended and restated as of January 1, 2008, incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 2007.

(10.23)*	Amendment to Registrant’s 401(k) Savings and Profit Sharing Supplement, effective as of January 1, 2010, incorporated by reference from the Registrant’s Form 10-K for the fiscal year ended December 31, 2009.

(10.24)*	Registrant’s Management Supplemental Death and Disability Benefits Plan, as amended January 24, 2006, incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 2005.

(10.25)*	Amendment to Registrant’s Management Supplemental and Disability Benefits Plan, effective as of January 1, 2010, incorporated by reference from the Registrant’s Form 10-K for the fiscal year ended December 31, 2009.

(10.26)*	Registrant’s Senior Executive Supplemental Death, Disability & Retirement Benefits Plan, as amended and restated as of January 1, 2008, incorporated by reference from Registrant's Form 10-K for the fiscal year ended December 31, 2007.

(10.27)*	Amendment to Registrant’s Senior Executive Supplemental Death, Disability & Retirement Benefits Plan, effective as of January 1, 2010, incorporated by reference from the Registrant’s Form 10-K for the fiscal year ended December 31, 2009.

(10.28)*	Registrant's Director Retirement Plan, incorporated by reference from Registrant’s Form SE filed March 29, 1990 in connection with Registrant’s Form 10-K for the fiscal year ended December 31, 1989.

(10.29)*	Resolutions Freezing Existing Benefits and Terminating Additional Benefits under Registrant’s Directors Retirement Plan, as adopted on January 31, 1996, incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 1996.

(10.30)*	Registrant’s Director Deferred Compensation Plan, as amended and restated as of January 1, 2008, incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 2007.

(10.31)*	Registrant’s Director Deferred Stock Ownership Plan, incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 2010.

(10.32)*	Amendment dated December 9, 2011 to offer letter dated November 2, 2010 to Jack F. Callahan, Jr., Executive Vice President and Chief Financial Officer.

(10.33)*	Amendment dated December 9, 2011 to offer letter dated October 27, 2010 to John L. Berisford, Executive Vice President, Human Resources.

(10.34)*	Communication dated January 25, 2012 regarding the equity enhancements under the Growth and Value Severance Program.

(12)	Computation of Ratio of Earnings to Fixed Charges.

(21)	Subsidiaries of the Registrant.

Exhibit Number	Exhibit Index

(23)	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

(31.1)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

(31.2)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

(32)	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101.INS)	XBRL Instance Document

(101.SCH)	XBRL Taxonomy Extension Schema

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase

(101.LAB)	XBRL Taxonomy Extension Label Linkbase

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase

*	These exhibits relate to management contracts or compensatory plan arrangements.