Form 10-Q
period 2012-03-31
MCGRAW-HILL COMPANIES INC
filed 2012-04-25
CIK 64040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

YES ☐ NO ☑

On April 16, 2012 there were 279.7 million shares of common stock (par value $1.00 per share) outstanding.

The McGraw-Hill Companies, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of The McGraw-Hill Companies, Inc.

We have reviewed the consolidated balance sheet of The McGraw-Hill Companies, Inc., as of March 31, 2012, and the related consolidated statements of income, comprehensive income, and cash flows for the three-month periods ended March 31, 2012 and 2011. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of The McGraw-Hill Companies, Inc. as of December 31, 2011, and the related consolidated statements of income, equity, and cash flows for the year then ended, not presented herein, and in our report dated February 7, 2012, we expressed an unqualified opinion on those consolidated financial statements.

/s/ ERNST & YOUNG LLP

New York, New York

April 25, 2012

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

The McGraw-Hill Companies, Inc.

Consolidated Statements of Income

(Unaudited)

	Three Months Ended March 31,
(in millions, except per share amounts)	2012	2011
Revenue:
Product	$294	$298
Service	1,037	963

Total revenue	1,331	1,261
Expenses:
Operating-related expenses:
Product	162	173
Service	367	330

Total operating-related expenses	529	503
Selling and general expenses	544	503
Depreciation	23	25
Amortization of intangibles	14	14

Total expenses	1,110	1,045

Operating income	221	216
Interest expense, net	21	19

Income from continuing operations before taxes on income	200	197
Provision for taxes on income	73	72

Income from continuing operations	127	125
Loss from discontinued operations, net of tax	—	(1)

Net income	127	124
Less: net income attributable to noncontrolling interests	(4)	(4)

Net income attributable to The McGraw-Hill Companies, Inc.	$123	$120

Amounts attributable to The McGraw-Hill Companies, Inc. common shareholders:
Income from continuing operations	$123	$121
Loss from discontinued operations, net of tax	—	(1)

Net income	$123	$120

Earnings per share attributable to The McGraw-Hill Companies, Inc. common shareholders:
Basic:
Income from continuing operations	$0.44	$0.40
Loss from discontinued operations, net of tax	—	(0.01)

Net income	$0.44	$0.39

Diluted:
Income from continuing operations	$0.43	$0.39
Loss from discontinued operations, net of tax	—	—

Net income	$0.43	$0.39

Average number of common shares outstanding:
Basic	278.0	305.2
Diluted	283.8	309.6

Dividend declared per common share	$0.255	$0.250

See accompanying notes to the unaudited consolidated financial statements.

The McGraw-Hill Companies, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended March 31,
(in millions)	2012	2011
Net income	$127	$124
Other comprehensive income:
Foreign currency translation adjustment, net of tax benefit:
2012 — $1 million; 2011 — $3 million	18	29
Pension and other postretirement benefit plans, net of tax provision:
2012 — $3 million; 2011 — $3 million	5	4
Unrealized gain (loss) on investment and forward exchange contracts, net of tax benefit: 2011 — $2 million	1	(4)

Comprehensive income	151	153
Less: comprehensive income attributable to noncontrolling interests	(7)	(5)

Comprehensive income attributable to The McGraw-Hill Companies, Inc.	$144	$148

See accompanying notes to the unaudited consolidated financial statements.

The McGraw-Hill Companies, Inc.

Consolidated Balance Sheets

	March 31, 2012	December 31, 2011	March 31, 2011
(in millions)	(Unaudited)		(Unaudited)
ASSETS
Current assets:
Cash and equivalents	$908	$944	$1,270
Short-term investments	24	29	29
Accounts receivable, net	932	1,045	808
Inventories	293	263	318
Deferred income taxes	259	260	281
Prepaid and other current assets	162	138	296

Total current assets	2,578	2,679	3,002

Prepublication costs, net	346	325	371
Property and equipment, net	485	500	511
Goodwill	2,062	2,048	1,985
Other intangible assets, net	597	608	634
Other non-current assets	284	267	287

Total assets	$6,352	$6,427	$6,790

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$337	$347	$337
Accrued royalties	33	119	31
Accrued compensation and contributions to retirement plans	305	510	295
Short-term debt	400	400	—
Income taxes currently payable	54	29	41
Unearned revenue	1,306	1,303	1,222
Other current liabilities	423	422	454

Total current liabilities	2,858	3,130	2,380

Long-term debt	798	798	1,198
Pension and other postretirement benefits	508	513	442
Other non-current liabilities	402	402	454

Total liabilities	4,566	4,843	4,474

Commitments and contingencies (Note 13)
Equity:
Common stock	412	412	412
Additional paid-in capital	69	94	125
Retained income	7,719	7,667	7,099
Accumulated other comprehensive loss	(404)	(425)	(339)
Less: common stock in treasury	(6,090)	(6,240)	(5,067)

Total equity — controlling interests	1,706	1,508	2,230

Total equity — noncontrolling interests	80	76	86

Total equity	1,786	1,584	2,316

Total liabilities and equity	$6,352	$6,427	$6,790

See accompanying notes to the unaudited consolidated financial statements.

The McGraw-Hill Companies, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(in millions)	2012	2011
Operating Activities:
Net income	$127	$124
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation (including amortization of technology projects)	30	32
Amortization of intangibles	14	15
Amortization of prepublication costs	20	23
Provision for losses on accounts receivable	3	5
Deferred income taxes	2	5
Stock-based compensation	20	18
Other	21	5
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	115	197
Inventories	(28)	(41)
Prepaid and other current assets	(28)	(32)
Accounts payable and accrued expenses	(328)	(370)
Unearned revenue	(2)	2
Other current liabilities	2	1
Net change in prepaid/accrued income taxes	34	51
Net change in other assets and liabilities	(27)	14

Cash (used for) provided by operating activities	(25)	49

Investing Activities:
Investment in prepublication costs	(39)	(28)
Capital expenditures	(15)	(18)
Acquisitions, net of cash acquired	(16)	(126)
Proceeds from dispositions of property and equipment	1	—
Changes in short-term investments	5	(7)

Cash used for investing activities	(64)	(179)

Financing Activities:
Dividends paid to shareholders	(74)	(77)
Dividends paid to noncontrolling interests	(1)	—
Repurchase of treasury shares	—	(124)
Exercise of stock options	112	49
Excess tax benefits from share-based payments	5	1

Cash provided by (used for) financing activities	42	(151)

Effect of exchange rate changes on cash	11	25
Net change in cash and equivalents	(36)	(256)
Cash and equivalents at beginning of period	944	1,526

Cash and equivalents at end of period	$908	$1,270

See accompanying notes to the unaudited consolidated financial statements.

The McGraw-Hill Companies, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited financial statements of The McGraw-Hill Companies, Inc. (together with its consolidated subsidiaries, the “Company,” “we,” “us” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Therefore, the financial statements included herein should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2011 (our “Annual Report”).

In the opinion of management all normal recurring adjustments considered necessary for a fair statement of the results of the interim periods have been included. The operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the full year, partially due to the seasonal nature of some of our businesses. As a result, we have included the consolidated balance sheet as of March 31, 2011 for comparative purposes. Certain prior-year amounts have been reclassified to conform to the current presentation.

We have reported our Broadcasting Group, previously included in our Commodities & Commercial (“C&C”) segment, as a discontinued operation. We completed the sale on December 30, 2011 and, accordingly, the results of operations of the Broadcasting Group for all periods presented have been reclassified to reflect the business as a discontinued operation and the assets and liabilities of the business have been removed from the consolidated balance sheet as of December 31, 2011 and reclassified as held for sale as of March 31, 2011. See Note 2 for further discussion.

On September 12, 2011, we announced that our Board of Directors have unanimously approved a comprehensive Growth and Value Plan that includes separation into two public companies: McGraw-Hill Financial, focused on content and analytics for the financial markets, and McGraw-Hill Education, focused on education services and digital learning. We expect to complete the separation by the end of 2012 through a tax-free spin-off of the education business to the Company’s shareholders, subject to various conditions and regulatory approvals, including final Board approval. We received a favorable tax ruling from the Internal Revenue Service on April 23, 2012. During the first quarter of 2012, we recorded $33 million of Growth and Value Plan related costs necessary to enable separation and reduce our cost structure, which includes professional fees and a charge related to a reduction in our lease commitments. These costs are included in selling and general expenses in the consolidated statement of income. Costs incurred to date related to the Growth and Value Plan are approximately $43 million.

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

2.	Acquisitions, Divestitures and Other Significant Events

Acquisitions

During the three months ended March 31, 2012, we completed the acquisition of R² Technologies (“R²”). R² provides advanced risk and scenario-based analytics to traders, portfolio and risk managers for pricing, hedging and capital management across asset classes. R² will be integrated into our S&P Capital IQ / S&P Indices segment. Including the pro forma impact on earnings, the acquisition of R² was not material to our consolidated financial statements.

On April 3, 2012 we completed the acquisition of QuantHouse, an independent global provider of end-to-end systematic low-latency market data solutions. QuantHouse will be integrated into our S&P Capital IQ / S&P Indices segment. The acquisition allows us to offer unique real-time monitors, derived data sets and analytics as well as the ability to package and resell this data as part of a core solution.

During the three months ended March 31, 2011, we completed acquisitions aggregating $126 million. None of our acquisitions were material either individually or in the aggregate, including the pro forma impact on earnings, and primarily included the following:

•

In March 2011, we acquired the assets of Bookette Software Company (“Bookette”). Bookette engages in the development of software and algorithms that are used to score and report educational tests for schools, districts, and states and other various educational systems and entities worldwide. Bookette has been integrated into our McGraw-Hill Education (“MHE”) segment.

•

In January 2011, we acquired all of the issued and outstanding membership interest units of Bentek Energy LLC (“Bentek”), which has been integrated into our C&C segment. Bentek offers its customers a comprehensive portfolio of data, information and analytics products in the natural gas and liquids sector. The primary purpose of the acquisition was to acquire Bentek’s knowledge, skill and expertise in gathering high-quality detailed data and their ability to identify key relationships within the data critical to industry participants.

Divestitures

We did not complete any dispositions during the three months ended March 31, 2012 and 2011.

On December 30, 2011, we completed the sale of the Broadcasting Group with The E.W. Scripps Company. This sale followed our previously announced plan to pursue the divestiture of our Broadcasting Group, which was part of our C&C segment. As a result, the results of operations of the Broadcasting Group for all periods presented have been reclassified to reflect the business as a discontinued operation and the assets and liabilities of the business have been removed from the consolidated balance sheet as of December 31, 2011 and reclassified as held for sale as of March 31, 2011.

The key components of loss from discontinued operations consist of the following for the three months ended:

(in millions)	March 31, 2011
Revenue	$21
Costs and expenses	22

Loss before taxes on income	(1)
Provision for taxes on income	—

Loss from discontinued operations, net of tax	$(1)

The components of assets and liabilities classified as discontinued operations and included in prepaid and other current assets and other current liabilities in the consolidated balance sheet consist of the following as of:

(in millions)	March 31, 2011
Accounts receivable, net	$17
Property and equipment, net	26
Other intangible assets, net	47
Other current assets	9

Assets held for sale	$99

Accounts payable and accrued expenses	$7
Other current liabilities	7

Liabilities held for sale	$14

Other Significant Events

On November 4, 2011, we entered into a Contribution Agreement (the “Contribution Agreement”) with CME Group Inc. (the “CME Group”) and CME Group Index Services LLC (“CGIS”), a joint venture between the CME Group and Dow Jones & Company, Inc. Pursuant to the Contribution Agreement, we agreed to contribute our S&P index business into a newly formed joint venture entity (the “Joint Venture”), and CGIS agreed to contribute its Dow Jones index business into the Joint Venture. In addition, we agreed to purchase Credit Market Analysis Ltd. from the CME Group who in turn contributed the consideration therefor into the Joint Venture. Following the respective contributions to the Joint Venture, we will own a 73% interest in the

Joint Venture and CGIS/CME Group will together own a 27% interest in the Joint Venture. The transaction is subject to various regulatory approvals and is expected to close by the end of the second quarter of 2012.

This transaction includes a provision under which the CME Group can require us to purchase up to 100%, but no less than 20%, of their minority interest in the Joint Venture at its fair market value multiplied by the percentage interest specified by the CME Group at the earlier of December 31, 2017 or upon a change of control of The McGraw-Hill Companies, Inc.

The results of operations for the Joint Venture will be consolidated with our results of operations as we will control the Joint Venture. When the transaction is completed, the Dow Jones index business will be recorded at its fair value and our S&P index business we contribute will be recorded at its historical or carry-over basis. CGIS/CME Group’s interest will be recorded in our consolidated financial statements as a redeemable noncontrolling interest.

3.	Supplementary Balance Sheet Data

(in millions)	March 31, 2012	December 31, 2011	March 31, 2011
Accounts receivable — allowance for doubtful accounts	$55	$55	$79
Accounts receivable — allowance for sales returns	127	187	139
Prepublication costs — accumulated amortization	1,086	1,066	916
Property and equipment — accumulated depreciation	1,019	1,066	1,039

4.	Fair Value Measurements

In accordance with authoritative guidance for fair value measurements, certain assets and liabilities are required to be recorded at fair value and classified within a fair value hierarchy based on inputs used when measuring fair value. We have investments in equity securities classified as available-for-sale and an immaterial amount of forward exchange contracts that are adjusted to fair value on a recurring basis. The fair values of our investments in available-for-sale securities were determined using quoted market prices from daily exchange traded markets and are classified within Level 1 of the valuation hierarchy. The fair values of our available-for-sale securities are $16 million, $14 million and $16 million as of March 31, 2012, December 31, 2011 and March 31, 2011, respectively, and are included in other non-current assets in the consolidated balance sheets.

Other financial instruments, including cash and equivalents and short-term investments, are recorded at cost, which approximates fair value because of the short-term maturity and highly liquid nature of these instruments. The fair value of our total borrowings for each period presented is $1.3 billion and was estimated based on quoted market prices.

5.	Income Taxes

For the three months ended March 31, 2012 and 2011, the effective tax rate for continuing operations was 36.3%. Including discontinued operations, the effective tax rate was 36.4% for the three months ended March 31, 2011.

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

As of March 31, 2012, December 31, 2011 and March 31, 2011, the total amount of federal, state and local, and foreign unrecognized tax benefits was $61 million, $57 million and $58 million, respectively, exclusive of interest and penalties. We recognize accrued interest and penalties related to unrecognized tax benefits in interest expense and operating expense, respectively. In addition to the unrecognized tax benefits, as of March 31, 2012, December 31, 2011 and March 31, 2011, we had $15 million, $13 million and $15 million, respectively, of accrued interest and penalties associated with uncertain tax positions.

6.	Debt

(in millions)	March 31, 2012	December 31, 2011	March 31, 2011
5.375% Senior Notes, due 2012 [1]	$400	$400	$400
5.9% Senior Notes, due 2017 [2]	399	399	399
6.55% Senior Notes, due 2037 [3]	399	399	399

Total debt	1,198	1,198	1,198

Less: short-term debt including current maturities	400	400	—

Long-term debt	$798	$798	$1,198

[1]	Interest payments are due on February 15 and August 15, and, as of March 31, 2012, the unamortized debt discount is less than $0.1 million. These Notes will mature on November 15, 2012.

[2]	Interest payments are due on April 15 and October 15, and, as of March 31, 2012, the unamortized debt discount is $0.5 million.

[3]	Interest payments are due on May 15 and November 15, and, as of March 31, 2012, the unamortized debt discount is $1.3 million.

Currently, we have the ability to borrow $1.2 billion in additional funds through our commercial paper program, which is supported by our $1.2 billion three-year credit agreement (our “credit facility”) that will terminate on July 30, 2013. We pay a commitment fee of 15 to 35 basis points for our credit facility, depending on our credit rating, whether or not amounts have been borrowed and currently pay a commitment fee of 20 basis points. The interest rate on borrowings under our credit facility is, at our option, calculated using rates that are primarily based on either the prevailing London Inter-Bank Offer Rate, the prime rate determined by the administrative agent or the Federal funds rate. For certain borrowings under this credit facility there is also a spread based on our credit rating added to the applicable rate. As of March 31, 2012, we have not utilized our credit facility for additional funds.

Our credit facility contains certain covenants. The only financial covenant requires that our indebtedness to cash flow ratio, as defined in our credit facility, is not greater than 4 to 1, and this covenant has never been exceeded.

7.	Employee Benefits

We have a number of defined benefit pension plans and defined contribution plans covering substantially all employees. Our primary pension plan is a noncontributory plan under which benefits are based on employee career employment compensation. In December 2011, our Board of Directors approved a plan amendment that will freeze our U.S. Employee Retirement Plan (“U.S. ERP”) effective on April 1, 2012. Our U.S. ERP is a defined benefit plan. Under the amendment, no new employees will be permitted to enter the U.S. ERP and no additional benefits for current participants for future services will be accrued. This amendment decreased our pension benefit liabilities by $129 million as of December 31, 2011, and resulted in an after-tax decrease in accumulated other comprehensive loss of $82 million. We also recorded an immaterial amount of pension plan curtailment expense in 2011 as a result of the plan amendment.

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

The components of net periodic benefit cost for our retirement plans and post-retirement plans for the three months ended March 31 are as follows:

(in millions)	2012	2011
Retirement Plans
Service cost	$19	$18
Interest cost	23	25
Expected return on plan assets	(31)	(32)
Amortization of actuarial loss	8	7

Net periodic benefit cost	$19	$18

Post-Retirement Plans
Service cost	$1	$—
Interest cost	1	2

Net periodic benefit cost	$2	$2

For the three months ended March 31, 2012 and 2011, our United Kingdom retirement plan accounted for $1 million of the net periodic benefit cost attributable to the funded plans.

As discussed in our Annual Report, we changed certain discount rate assumptions on our retirement and post-retirement plans and our expected return on assets assumption for our retirement plans, which became effective on January 1, 2012. The effect of the assumption changes on retirement and post-retirement expense for the three months ended March 31, 2012 did not have a material impact to our financial position, results of operations or cash flows.

In the first quarter of 2012, we contributed $22 million to our retirement plans and expect to make additional required contributions of approximately $23 million to our retirement plans during the remainder of the year. We may elect to make additional non-required contributions depending on investment performance and the pension plan status in the remaining nine months of 2012.

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

Stock-based compensation for the three months ended March 31 is as follows:

(in millions)	2012	2011
Stock option expense	$6	$5
Restricted stock and unit awards expense	14	13

Total stock-based compensation expense	$20	$18

As of March 31, 2012, December 31, 2011 and March 31, 2011, we issued 3.2 million, 4.4 million and 1.6 million common shares, respectively, upon exercise of certain stock options outstanding.

Historically, we have granted equity awards to our employees at the beginning of the second quarter, however, given the timing of our spin-off of our MHE segment we have decided to defer granting these awards until the third quarter of 2012.

9.	Equity

Stock Repurchases

In 2011, the Board of Directors approved a new stock repurchase program authorizing the purchase of up to 50.0 million shares (the “2011 Repurchase Program”), which was approximately 17% of the total shares of our outstanding common stock at that time. Share repurchases for the three months ended March 31 were as follows:

(in millions, except average price)	2012	2011
Total number of shares purchased — 2011 Repurchase Program [1]	0.8	—
Total number of shares purchased — 2007 Repurchase Program	—	3.3
Average price paid per share	$—	$37.44
Total cash utilized	$—	$124

[1]	Represents shares received at the conclusion of the uncollared Accelerated Share Repurchase Agreement described in more detail below.

Our purchased shares may be used for general corporate purposes, including the issuance of shares for stock compensation plans and to offset the dilutive effect of the exercise of employee stock options. As of March 31, 2012, 22.8 million shares remained available under the 2011 Repurchase Program. The 2011 Repurchase Program has no expiration date and purchases under this program may be made from time to time on the open market and in private transactions, depending on market conditions. As of December 31, 2011, there were no remaining shares available under the 2007 stock repurchase program.

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

Uncollared ASR Agreement

We paid $250 million on December 12, 2011 and received an initial delivery of approximately 5 million shares from the financial institution subject to a 20%, or $50 million, holdback. At the conclusion of the uncollared ASR Agreement, which occurred on February 22, 2012, we received 0.8 million additional shares bringing the total shares repurchased under the uncollared ASR Agreement to approximately 6 million shares.

Capped ASR Agreement

We paid $250 million and received approximately 5 million shares representing the minimum number of common shares to be repurchased based on a calculation using a specific capped price per share. At the conclusion of the capped ASR Agreement, which occurred on April 23, 2012, we received 0.1 million additional shares bringing the total shares repurchased under the capped ASR Agreement to approximately 5 million shares.

The ASR Agreements were accounted for as two transactions; a stock purchase transaction and a forward stock purchase contract. The initial delivery of shares resulted in an immediate reduction of our outstanding shares used to determine our weighted average common shares outstanding for purposes of calculating basic and diluted net earnings per share. The forward stock purchase contract is classified as an equity instrument. As of March 31, 2012 and December 31, 2011, the excess amount paid on a per share basis for the minimum shares purchased under the capped ASR Agreement was recorded as a reduction to additional paid-in capital in our consolidated balance sheets. We have evaluated the Capped ASR Agreement for its potential dilution and as a result, these additional shares were not included in our weighted average diluted earnings per share calculation because their effect would be antidilutive.

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

(in millions, except per share amounts)	2012	2011
Amounts attributable to The McGraw-Hill Companies, Inc. common shareholders:
Income from continuing operations	$123	$121
Loss from discontinued operations, net of tax	—	(1)

Net income attributable to the Company	$123	$120

Basic weighted-average number of common shares outstanding	278.0	305.2
Effect of stock options and other dilutive securities	5.8	4.4

Diluted weighted-average number of common shares outstanding	283.8	309.6

Basic EPS:
Income from continuing operations	$0.44	$0.40
Loss from discontinued operations, net of tax	—	(0.01)

Net income	$0.44	$0.39

Diluted EPS:
Income from continuing operations	$0.43	$0.39
Loss from discontinued operations, net of tax	—	—

Net income	$0.43	$0.39

As of March 31, 2012, restricted performance shares outstanding of 1.6 million were not included in the computation of diluted EPS because the necessary vesting conditions had not been met. As of March 31, 2011, all outstanding restricted performance shares are included in the computation of diluted EPS as all the necessary vesting conditions have been met.

The effect of the potential exercise of stock options is excluded from the computation of diluted EPS when the average market price of our common stock is lower than the exercise price of the related option during the period because the effect would have been antidilutive. For the three months ended March 31, 2012 and 2011, the number of stock options excluded from the computation was 4.2 million and 18.0 million, respectively.

11.	Restructuring

In order to contain costs and mitigate the impact of current and expected future economic conditions, as well as a continued focus on process improvements, we have initiated various restructuring plans over the last several years. The plans that are currently active with a remaining liability are further described below. The charges for each restructuring plan are classified as selling and general expenses within the consolidated statements of income.

During the fourth quarter of 2011, we initiated a restructuring plan at our MHE segment to create a flatter and more agile organization and across other parts of the Company as part of our Growth and Value Plan, which includes creating two independent public companies with focused cost structures. We recorded a pre-tax restructuring charge of $66 million, consisting primarily of facility exit costs and employee severance costs related to a company-wide workforce reduction of approximately 800 positions. For the three months ended March 31, 2012, we have reduced the reserve by $18 million, primarily relating to cash payments for employee severance costs, mainly at MHE. The remaining reserve as of March 31, 2012 is $44 million and is included in other current liabilities in the consolidated balance sheet.

As of March 31, 2012, our 2010 restructuring initiative within our C&C segment has a remaining reserve of less than $1 million, primarily relating to employee severance costs. Our 2008 and 2006 restructuring initiatives still have remaining reserves relating to facilities costs of less than $1 million and $3 million, respectively.

12.	Segment and Related Information

We have four reportable segments: Standard & Poor’s Ratings (“S&P Ratings”), S&P Capital IQ / S&P Indices, C&C and MHE.

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

•

MHE is one of the leading global educational publishers. This segment consists of two operating groups: the Higher Education, Professional and International Group (“HPI”), serving the college, professional, international and adult education markets, and the School Education Group (“SEG”), serving the elementary and high school markets.

The Executive Committee, consisting of our principal corporate executives, is our chief operating decision-maker and evaluates performance of our segments and allocates resources based primarily on operating income. A summary of operating results by segment for the three months ended March 31 is as follows:

	2012			2011
(in millions)	Revenue		Operating Income (Loss)	Revenue		Operating Income (Loss)
S&P Ratings	$466		$186	$443		$190
S&P Capital IQ / S&P Indices	353		107	324		96
C&C	233		64	206		39
MHE	296		(65)	303		(75)
Intersegment elimination	(17	) [1]	—	(15	) [1]	—

Total operating segments	1,331		292	1,261		250

General corporate expense	—		(71)	—		(34)

Total	$1,331		$221	$1,261		$216

[1]

Revenue for S&P Ratings and expenses for S&P Capital IQ / S&P Indices include an intersegment royalty charged to S&P Capital IQ / S&P Indices for the rights to use and distribute content and data developed by S&P Ratings.

13.	Commitments and Contingencies

Rental Expense and Lease Obligations

As of March 31, 2012, the remaining deferred gain related to our sale-leaseback transaction with Rock-McGraw, Inc. was $133 million as $3 million was amortized during the three months ended March 31, 2012, respectively. Interest expense associated with this operating lease for the three months ended March 31, 2012 was $2 million.

Legal Matters

The following amends the disclosure in Note 13 — Commitments and Contingencies to the consolidated financial statements of our Annual Report.

•

In connection with the Reese matter, on April 2, 2012, the District Court entered judgment granting the Defendants’ motion to dismiss, and dismissing all claims asserted against the Defendants in their entirety. If the Lead Plaintiff decides to appeal the dismissal order, it must file a notice of appeal within 30 days.

•	In connection with the Gearren and Sullivan matters, on February 23, 2012, the Court of Appeals denied the plaintiffs’ petition for reconsideration by the full Court.

We believe that the claims asserted in the proceedings described in Note 13 — Commitments and Contingencies to the consolidated financial statements of our Annual Report have no basis and they will be vigorously defended by the Company and/or the subsidiaries involved.

In view of the inherent difficulty of predicting the outcome of legal matters, particularly where the claimants seek very large or indeterminate damages, or where the cases present novel legal theories, involve a large number of parties or are in early stages of discovery, we cannot state with confidence what the eventual outcome of the pending matters described in Note 13 – Commitments and Contingencies to the consolidated financial statements of our Annual Report will be, what the timing of the ultimate resolution of these matters will be or what the eventual loss, fines, penalties or impact related to each pending matter may be. We believe, based on our current knowledge, the outcome of the legal actions, proceedings and investigations currently pending should not have a material, adverse effect to our financial position, results of operations or cash flows.

14.	Recently Adopted Accounting Standards

In September 2011, the Financial Accounting Standards Board (“FASB”) issued guidance that simplified how an entity tests goodwill for impairment. The revised guidance provides an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment. Under the revised guidance, an entity is permitted to first assess qualitative factors to determine whether goodwill impairment exists prior to performing analyses comparing the fair value of a reporting unit to its carrying amount. If, after assessing the totality of events or circumstances, an entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the quantitative impairment test is required. Otherwise, no further testing is required. The guidance is effective beginning January 1, 2012; however, early adoption is permitted. We adopted the FASB’s guidance during the three months ended December 31, 2011. The adoption of the guidance did not have a significant impact on our financial position, results of operations or cash flows.

In May 2011, the FASB issued new guidance for fair value measurements intended to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards. The amended guidance provides a consistent definition of fair value to ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. The amended guidance changes certain fair value measurement principles and enhances the disclosure requirements, particularly for Level 3 fair value measurements. The amended guidance, which went into effect for us beginning January 1, 2012, did not have a significant impact on our financial position, results of operations or cash flows.

In June 2011, the FASB issued guidance that modified how comprehensive income is presented in an entity’s financial statements. The guidance issued requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements and eliminates the option to present the components of other comprehensive income as part of the statement of equity. The revised financial statement presentation for comprehensive income was effective on January 1, 2012 and has been incorporated into this quarterly report on Form 10-Q.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

(Dollars in millions, except per share amounts or as noted)

The following Management Discussion and Analysis (“MD&A”) provides a narrative of the results of operations and financial condition of The McGraw-Hill Companies, Inc. (together with its consolidated subsidiaries, the “Company,” “we,” “us” or “our”) for the three months ended March 31, 2012. The MD&A should be read in conjunction with the consolidated financial statements, accompanying notes and MD&A included in our annual report on Form 10-K for the year ended December 31, 2011 (our “Annual Report”), which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The MD&A includes the following sections:

•	Overview

•	Results of Operations — Comparing the Three Months Ended March 31, 2012 and 2011

•	Liquidity and Capital Resources

•	Reconciliation of Non-GAAP Financial Information

•	Critical Accounting Estimates

•	Recently Adopted Accounting Standards

•	Forward-Looking Statements

OVERVIEW

We are a leading global information services provider serving the financial services, commodities and commercial, and education markets with the information they need to succeed in the “Knowledge Economy”. The commodities market includes energy, while the commercial markets include automotive, construction, aerospace and defense, and marketing/research information services. Our operations consist of four reportable segments: Standard & Poor’s Ratings (“S&P Ratings”), S&P Capital IQ / S&P Indices, Commodities & Commercial (“C&C”) and McGraw-Hill Education (“MHE”).

•	S&P Ratings is a leading provider of credit ratings, providing investors and market participants with information and independent ratings benchmarks.

•

S&P Capital IQ / S&P Indices is a leading global provider of digital and traditional research and analytical tools, which integrate cross-asset analytics, desktop services, and valuation and index benchmarks for investment advisors, wealth managers and institutional investors.

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

We reported our Broadcasting Group, previously included in our C&C segment, as a discontinued operation. We completed the sale on December 30, 2011 and, accordingly, the results of operations of the Broadcasting Group for all periods presented have been reclassified to reflect the business as a discontinued operation and the assets and liabilities of the business have been have been removed from the consolidated balance sheet as of December 31, 2011 and reclassified as held for sale as of March 31, 2011.

On September 12, 2011, we announced that our Board of Directors have unanimously approved a comprehensive Growth and Value Plan that includes separation into two public companies: McGraw-Hill Financial, focused on content and analytics for the financial markets, and McGraw-Hill Education, focused on education services and digital learning. We expect to complete the separation by the end of 2012 through a tax-free spin-off of the education business to the Company’s shareholders, subject to various conditions and regulatory approvals, including final Board approval. We received a favorable tax ruling from the Internal Revenue Service on April 23, 2012. During the first quarter of 2012, we recorded $33 million of Growth and Value Plan related costs necessary to enable separation and reduce our cost structure, which includes professional fees and a charge related to a reduction in our lease commitments. These costs are included in selling and general expenses in the consolidated statement of income. Costs incurred to date related to the Growth and Value Plan are approximately $43 million.

Key results for the three months ended March 31 are as follows:

(in millions, except per share amounts)	2012	2011	% Change
Revenue	$1,331	$1,261	6%
Operating income	$221	$216	2%
Operating margin %	17%	17%
Diluted earnings per share	$0.43	$0.39	12%

Revenue increased in all of our segments, except MHE and operating income (loss) improved in all of our segments, except S&P Ratings as compared to the first quarter of 2011.

•

S&P Ratings revenue for the first quarter increased 5% and operating income decreased 2%. Revenue growth was driven by record high-yield corporate bond issuance in the U.S. and increases in public finance driven by strong municipal bond issuance in the U.S., partially offset by declines in structured finance and weaker bank loan ratings. Operating income decreased slightly compared to the first quarter of 2011 due to increased expenses resulting from higher personnel costs and higher legal expenses primarily due to continuing regulatory and government reviews. However, legal expenses were down sequentially from the fourth quarter of 2011.

•

S&P Capital IQ / S&P Indices revenue and operating income for the first quarter increased 9% and 11%, respectively. These increases were primarily attributable to Integrated Desktop Solutions, mainly at Capital IQ and our subscription base for the Global Credit Portal, which includes RatingsDirect; increases at Enterprise Solutions driven by growth at Global Data Solutions, which includes RatingsXpress; and Benchmarks due to growth in our exchange-traded fund products. Also impacting operating income were higher expenses primarily from personnel costs and additional costs to further develop infrastructure.

•

C&C revenue and operating income for the first quarter increased 13% and 64%, respectively. These increases were primarily driven by strong demand for Platts’ proprietary content and growth in our syndicated studies and consulting services in the automotive and non-automotive sectors, partially offset by decreases in our construction businesses. Additional costs related to revenue growth at Platts, timing of certain technology and new product initiatives across C&C, as well as the acquisition of the Steel Business Briefing Group, which was not included in our results until the third quarter of 2011, partially offset the growth in the segment.

•

MHE revenue decreased 2%, while operating loss improved 13% for the first quarter. Revenue decreased primarily due to decreases in the adoption states as well as open territory sales at School Education Group. Operating loss improved primarily due to lower personnel costs as a result of the restructuring actions taken in the fourth quarter of 2011 and lower expenses given the reduced revenue opportunities in the adoption states. These cost savings were partially offset by increased costs mainly in Higher Education, primarily due to technology requirements and the continuing investment in digital product development.

Outlook

As discussed above, on September 12, 2011, we announced our Growth and Value Plan that includes separation into two public companies: McGraw-Hill Financial and McGraw-Hill Education. This transaction is expected to be completed by the end of 2012.

Four key trends are increasing the need for content and analytics in the financial, commodities and commercial markets:

•	The globalization of the capital markets: the global demand for capital and commodities markets trading and liquidity is expanding rapidly in both developed and emerging markets;

•	The need for data-driven decision making tools: developments in technology, communications and data processing have increased the demand for time-critical, multi-asset class data and solutions;

•

Systemic regulatory change: new global legislation (e.g. Dodd-Frank, U.S. Commodity Futures Trading Commission and Basel III) is creating new and complex operating and capital models for banks and market participants; and

•	Increased volatility and risk: amplified uncertainty and market volatility around short-term events are driving the need for new methodologies to measure risk, return and profitability.

McGraw-Hill Financial

In 2012, we plan to focus on the following strategies for our financial information businesses to capitalize on the above four trends:

•	Integrated Solutions: providing integrated solutions within and across market segments that fill evolving customer needs;

•	Distribution: capturing additional revenue by leveraging and expanding our strong channel relationships;

•	Geographic Penetration: using our vast global footprint to capitalize on opportunities in mature and growth markets;

•	Scalable Capabilities: creating and leveraging efficiency and effectiveness through common platforms, processes and standards;

•	Continuing to pursue targeted acquisitions and alliances; and

•	Continuing cost-reduction initiatives.

McGraw-Hill Education

In 2012, we plan to focus on the following strategies for our education business:

•	Exploiting high-growth markets for digital-enabled learning;

•	Building presence in important emerging markets;

•	Expanding educational services;

•	Managing the core business for profitability; and

•	Pursuing compelling acquisitions and strategic partnerships.

Uncertainties

There can be no assurance that we will achieve success in implementing any one or more of these strategies. The following factors could unfavorably impact operating results in 2012:

•	Prolonged difficulties in the global credit markets;

•	A change in the regulatory environment affecting our businesses;

•	Lower educational funding as a result of state budget concerns;

•	A change in educational spending; and

•	Unanticipated problems in executing our Growth and Value Plan.

Further projections and discussion on our 2012 outlook for our segments can be found within “Results of Operations”.

RESULTS OF OPERATIONS — COMPARING THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

Consolidated Review

(in millions)	2012	2011	% Change
Revenue
Product	$294	$298	(1%)
Service	1,037	963	8%

Total revenue	1,331	1,261	6%
Total Expenses
Operating-related expenses
Product	162	173	(6%)
Service	367	330	11%

Total operating-related expenses	529	503	5%
Selling and general expenses	544	503	8%
Depreciation and amortization	37	39	(5%)

Total expenses	1,110	1,045	6%

Operating income	221	216	2%

Interest expense, net	21	19	11%
Provision for taxes on income	73	72	1%
Loss from discontinued operations, net of tax	—	(1)	N/M
Less: net income attributable to noncontrolling interests	(4)	(4)	—

Net income attributable to the Company	$123	$120	3%

Product revenue and operating-related expenses consist of educational and information products, primarily books, magazine circulations and syndicated study programs in our MHE and C&C segments. More than 90% of MHE’s revenue and operating-related expenses are product related. Less than 20% of C&C’s revenue and operating-related expenses are product related.

Service revenue and expenses consist of our S&P Ratings and S&P Capital IQ / S&P Indices segments, service assessment contracts in our MHE segment and information-related services and advertising in our C&C segment.

As the customers of our businesses vary, we manage and assess the performance of our operations based on the performance of our reportable segments and use operating income as a key measure. Based on this approach and the nature of our operations, the discussion of results generally focuses around our four reportable segments and their related operating groups versus distinguishing between products and services.

Revenue

Product revenue decreased slightly primarily due to decreases at MHE from lower adoption state and open territory sales, partially offset by higher syndicated studies at C&C. Service revenue increased primarily due to growth in our global commodities products, record U.S. high-yield corporate bond issuance, increases in public finance and growth for our Capital IQ product. This was partially offset by a decline in our construction business, structured finance and custom testing revenue at MHE. See “Segment Review” below for further information.

Foreign exchange rates had an unfavorable impact of $6 million on revenue for the first quarter. This impact refers to constant currency comparisons and the remeasurement of monetary assets and liabilities. Constant currency impacts are estimated by re-calculating current year results of foreign operations using the average exchange rate from the prior year. Remeasurement impacts are based on the variance between current-year and prior-year foreign exchange rate fluctuations on assets and liabilities denominated in currencies other than the individual businesses functional currency.

Total Expenses

The following table provides an analysis by segment of our operating-related expenses and selling and general expense for the three months ended March 31:

	2012		2011		% Change
(in millions)	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses
S&P Ratings	$182	$92	$155	$91	17%	1%
S&P Capital IQ / S&P Indices	124	113	111	109	12%	4%
C&C	78	87	82	81	(5%)	7%
MHE	164	180	172	188	(5%)	(4%)
Intersegment eliminations	(17)	—	(15)	—	13%	—

Total segments	531	472	505	469	5%	1%

Corporate [1]	(2)	72	(2)	34	—	N/M

	$529	$544	$503	$503	5%	8%

[1]	Includes expenses for our Growth and Value Plan, costs related to the spin-off of MHE and other related non-recurring costs.

Operating-Related Expenses

Operating-related expenses increased $26 million or 5%, primarily driven by increased compensation costs at S&P Ratings of $23 million or 19% and S&P Capital IQ / S&P Indices of $8 million or 14%. These increases were a result of global staff increases and higher personnel costs. Incentive costs have also increased primarily due to higher expected performance achievement and an increase in the grant price of our equity awards. Offsetting the increases were lower costs at MHE compared to the first quarter of 2011 due to a reduction in plant amortization, lower manufacturing costs and lower direct expenses associated with the decrease in the adoption states sales at MHE, collectively totaling $7 million in savings.

Intersegment eliminations relates to a royalty charged to S&P Capital IQ / S&P Indices for the rights to use and distribute content and data developed by S&P Ratings.

Selling and General Expenses

During the first quarter of 2012, we recorded $33 million of Growth and Value Plan related costs necessary to enable separation and reduce our cost structure, which includes professional fees and a charge related to a reduction in our lease commitments. Excluding these costs, selling and general expenses increased $8 million, primarily due to higher costs associated with increased sales and additional stock-based compensation. Personnel costs increased $9 million or 16% at C&C and $6 million or 10% at S&P Capital IQ / S&P Indices as revenue growth improved 13% and 9%, respectively. Selling and general expense increases were partially offset at MHE by lower personnel costs of $4 million as a result of the restructuring actions taken in the fourth quarter of 2011, and lower selling and marketing expenses of $6 million given the reduced revenue opportunities in the adoption states.

Depreciation and Amortization

Depreciation and amortization decreased $2 million or 5% primarily due to reduced purchases of furniture and computer equipment last year as we focused on continued cost controls.

Operating Income

We consider operating income to be an important measure for evaluating our operating performance and we define operating income as revenues less the related cost of producing the revenues and selling and general expenses. We also further evaluate operating income for each of the reportable business segments in which we operate.

We internally manage our operations by reference to “segment operating income” and resources are allocated primarily based on segment operating income. Segment operating income is defined as operating income before general corporate expenses, which are centrally managed costs and do not affect the operating results of our segments. Segment operating income is one of the key metrics we use to evaluate operating performance. Segment operating income is not, however, a measure of financial performance under U.S. GAAP, and may not be defined and calculated by other companies in the same manner.

The table below reconciles segment operating income (loss) to total operating income for the three months ended March 31:

(in millions)	2012	2011	% Change
S&P Ratings	$186	$190	(2%)
S&P Capital IQ / S&P Indices	107	96	11%
C&C	64	39	64%
MHE	(65)	(75)	13%

Total segment operating income	292	250	17%

General corporate expense [1]	(71)	(34)	N/M

Total operating income	$221	$216	2%

[1]	Includes depreciation expense and expenses for our Growth and Value Plan, costs related to the spin-off of MHE and other related non-recurring costs.

Segment Operating Income — Segment operating income for the three months ended March 31, 2012, increased $42 million, or 17%, as compared with the same period in 2011. Segment operating income margins were 22% and 20% for the three months ended March 31, 2012 and 2011, respectively. Continued growth at C&C and S&P Capital IQ / S&P Indices and cost improvements at MHE contributed to the margin improvement in 2012. See “Segment Review” below for further information.

General Corporate Expense — General corporate expenses mainly include the portion of corporate expenses not allocated to the segments, such as management and administration, legal, certain compensation and retiree benefits, and other expenses. General corporate expenses for the three months ended March 31, 2012, increased by $37 million mainly as a result of $33 million of Growth and Value Plan related costs necessary to enable separation and reduce our cost structure, which includes professional fees and a charge related to a reduction in our lease commitments.

Foreign exchange rates had a favorable impact of $2 million on operating income for the first quarter.

Interest Expense, net

Net interest expense increased primarily due to increased interest expense related to uncertain tax positions, as well as lower international interest income from our investments in the first quarter of 2012 compared to the first quarter of 2011.

Provision for Income Taxes

Our effective tax rate from continuing operations was 36.3% for the three months ended March 31, 2012 and 2011. Including discontinued operations, the effective tax rate was 36.4% for the three months ended March 31, 2011.

Segment Review

S&P Ratings

Credit ratings are one of several tools that investors can use when making decisions about purchasing bonds and other fixed income investments. They are opinions about credit risk and our ratings express our opinion about the ability and willingness of an issuer, such as a corporation or state or city government, to meet its financial obligations in full and on time. Our credit ratings can also relate to the credit quality of an individual debt issue, such as a corporate or municipal bond, and the relative likelihood that the issuer may default.

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

The following table provides revenue and segment operating income information for the three months ended March 31:

(in millions)	2012	2011	% Change
Revenue:
Transaction	$194	$176	10%
Non-transaction	272	267	2%

Total revenue	$466	$443	5%

% of total revenue:
Transaction	42%	40%
Non-transaction	58%	60%

Revenue:
Domestic	$248	$239	4%
International	218	204	7%

Total revenue	$466	$443	5%

Operating income	$186	$190	(2%)
Operating margin %	40%	43%

Foreign exchange rates had unfavorable impacts of $5 million on revenue and $1 million on operating income for the quarter.

Revenue

Transaction revenue and non-transaction revenue grew compared to the first quarter of 2011. Non-transaction revenue includes an intersegment royalty charged to S&P Capital IQ / S&P Indices for the rights to use and distribute content and data developed by S&P Ratings. Royalty revenue for the three months ended March 31, 2012 and 2011 was $17 million and $15 million, respectively.

The increase in transaction revenue compared to the first quarter of 2011 was driven by record high-yield corporate bond issuance in the U.S. and increases in public finance driven by strong municipal bond issuance in the U.S., partially offset by declines in structured finance and weaker bank loan ratings. The declines in structured finance primarily related to commercial mortgage-backed securities in the U.S. and asset-backed securities in Europe.

Revenue derived from non-transaction related sources increased slightly compared to the first quarter of 2011, primarily as a result of growth in entity credit ratings and CRISIL, our majority owned Indian credit rating agency, mainly for outsourcing services. This was partially offset by declines in structured finance related to lower annual fees, which includes surveillance and other customer-relationship fees, and program fees for asset-backed commercial paper as there was less outstanding.

Operating Income

Operating income decreased slightly compared to the first quarter of 2011 as the increase in revenue as noted above was offset by increased expenses resulting from higher personnel costs driven by increases in incentive compensation and global staff increases, including India. Legal expenses, while down sequentially from the fourth quarter of 2011, increased compared to the first quarter of 2011, primarily due to continuing regulatory and government reviews.

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

	First Quarter Compared to Prior Year
Corporate Issuance	U.S.	Europe
High-Yield Issuance	14%	(21%)
Investment Grade	5%	(9%)
Total New Issue Dollars — Corporate Issuance	8%	(10%)

•

Corporate issuance in the U.S. increased in 2012 driven by record high-yield debt issuance and strong investment grade debt issuance as borrowers took advantage of declining credit spreads to opportunistically refinance existing debt and to diversify their funding portfolios.

•

Europe corporate issuance is down in 2012 as the robust increase in industrial debt issuance was more than offset by the weakness in issuance by financial institutions whose needs to raise additional funds were diminished by the additional liquidity provided by the European Central Bank (“ECB”) through its long-term refinancing operations.

	First Quarter Compared to Prior Year
Structured Finance	U.S.	Europe
Residential Mortgage-Backed Securities (“RMBS”)	18%	(54%)
Commercial Mortgage-Backed Securities (“CMBS”)	(38%)	(68%)
Collaterized Debt Obligations (“CDO”)	1%	*
Asset-Backed Securities (“ABS”)	31%	(26%)
Covered Bonds	*	(37%)
Total New Issue Dollars — Structured Finance	22%	(39%)

*	Represents low issuance levels in 2012 and no activity in 2011.

•

RMBS volume is up in the U.S. in 2012 on relatively low issuance activity as the sector continues to battle high unemployment, continued home pricing pressures and historically lower levels of mortgage originations accompanied by a general decline in re-REMIC activity. RMBS volume in Europe was down reflective of a general lack of supply as many investors were holding off on issuing new primary transactions until the ECB’s long term refinancing operations were completed in order to evaluate the impact on the market.

•

CMBS issuance is down in the U.S. in 2012 as the result of a decline in the average deal size. Europe CMBS issuance declined in 2012 as the market remained constrained, although two deals did close during the quarter.

•

Issuance in the CDO asset class was flat in 2012, primarily attributable to nontraditional securitizations of structured credit. Nontraditional assets that are pooled to create a structured finance instrument could include assets such as railcar and container leases, or timeshare loans.

•

ABS issuance in the U.S. is up in 2012 primarily due to strength in autos. Strong credit and rating performance, tighter pricing, increased consumer borrowing and refinancing opportunities in the student loan sector all contributed to the increase. European ABS declined in 2012 since financial institutions had lower funding requirements as the result of additional liquidity provided by the ECB through its long-term funding operations.

•

Covered bond issuance (which are debt securities backed by cash flows from mortgages or public sector loans) in Europe is down in 2012 resulting from uncertainty regarding sovereign risk and the potential unfavorable impact on this sector and the result of lower funding requirements as the result of additional liquidity provided by the ECB through its long-term funding operations.

Industry Highlights and Outlook

Record U.S. high-yield issuance in the first quarter of 2012 was driven by attractive funding rates as a result of a decline in corporate credit spreads and an increase in investor demand for new issues. Spreads for both investment grade and high-yield issuance tightened from the end of 2011 driven primarily by liquidity infusions by the central banks and less overall economic concern. We believe the longer term outlook for the corporate bond market continues to be healthy. There is a large amount of maturing global corporate debt which will eventually need to be refunded over the next several years. Also, in Europe, non-financial issuance should continue to be bolstered by a shift in corporate financing from bank loans to bonds resulting from increased bank capital requirements. However, in the short-term, issuers may exercise some discretion as to the timing of the refunding transactions depending upon market conditions. We expect corporate bond issuance to be subdued until the market volatility stabilizes. Once this occurs, we expect a resurgence in market activity as many issuers are still waiting for more favorable market conditions in which to issue corporate bonds.

Structured finance is expected to increase modestly in comparison to 2011, primarily due to a combination of slightly better economic prospects for companies and less pessimistic expectations of defaults and downgrades in the corporate world, coupled with some regained stability in the asset class. The outlook for the CDO market is dependent upon banks’ willingness to initiate new loans and investors’ risk appetite to invest in new CDO structures.

The recovery of the RMBS and CMBS markets continues to be dependent upon the recovery of both the residential and commercial real estate markets. The U.S. CMBS market has fared better than the European CMBS market as the European market has been more unfavorably affected by the slowdown in economic growth. Increasing CMBS volumes will be somewhat dependent on the refinancing of commercial loans. The U.S. RMBS market will continue to remain under pressure given continued uncertainty over home prices and unemployment. European RMBS issuance volumes continued to weaken during the first quarter of 2012 and any potential resurgence is dependent upon sovereign and economic concerns subsiding.

ABS asset classes have generally performed as expected or better than expected through multiple economic cycles. We anticipate that trend to continue for 2012. Although the ABS markets continue to strengthen, we continue to face significant regulatory head winds. While we expect the new rules and regulations to increase the cost to issuers of creating these types of structured instruments, we expect the markets to adjust and continue the use of securitization as an important funding tool going forward. In addition, we anticipate a positive outlook on covered bond issuance in Europe due to recent regulatory initiatives that are favorable to covered bonds. They have also proven to be resilient during the European sovereign crisis.

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

See Note 13 — Commitments and Contingencies to our unaudited consolidated financial statements for further discussion.

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

•

products in our Enterprise Solutions group, such as Global Data Solutions, which combines high-quality, multi-asset class and market data to help professional investors, traders, and analysts meet the new analytical, risk management, regulatory and front-to-back office operations requirements;

•	investment research products in our Research & Analytics group;

•	and other data subscriptions.

Non-subscription revenue is generated primarily from products in S&P Indices, specifically through fees based on assets underlying exchange-traded funds (“ETFs”), as well as certain advisory, pricing and analytical services in our Integrated Desktop Solutions group.

The following table provides revenue and segment operating income information for the three months ended March 31:

(in millions)	2012	2011	% Change
Revenue:
Subscription	$265	$240	10%
Non-subscription	88	84	4%

Total revenue	$353	$324	9%

Revenue:
Domestic	$245	$231	6%
International	108	93	16%

Total revenue	$353	$324	9%

Operating income	$107	$96	11%
Operating margin %	30%	30%

Foreign exchange rates had a favorable impact of $1 million on operating income for the quarter.

Revenue

Subscription and non-subscription revenue grew compared to the first quarter of 2011. Subscription revenue increased compared to the first quarter of 2011, primarily due to double-digit growth at Integrated Desktop Solutions and Enterprise Solutions. This was driven by platform enhancements resulting in market share gains and increased contract values for existing accounts at Capital IQ and growth in the subscription base, both in new clients and in further expanding the existing customer base for the Global Credit Portal, which includes RatingsDirect. Capital IQ continues to have significant client growth as the number of clients as of March 31, 2012 increased 11% from the comparable prior-year quarter. This includes a certain percentage of clients on TheMarkets.com platform that have been migrated to the Capital IQ platform.

Enterprise Solutions has benefited from the demand for securities identifiers and ratings data (i.e. CUSIP and RatingsXpress). There has also been growth in the subscription base for Global Data Solutions, which includes RatingsXpress, from new client relationships and expanded relationships into existing accounts and increases at CUSIP from growth in contract values.

Traditionally, subscription revenue has been primarily domestic, however, due to strong sales for the Global Credit Portal and RatingsXpress, particularly in Europe, and the continued enhancements of the Capital IQ international database, double-digit international growth continued to occur in the first quarter of 2012.

Also contributing to the increase in subscription revenue were higher data and custom index sales at Benchmarks driven by an increase in contract values.

Non-subscription revenue increased primarily at Benchmarks as total revenue at S&P Indices increased 5%. Revenue from S&P Indices represents 22% of total S&P Capital IQ / S&P Indices revenue in the quarter. Benchmarks increased due to higher average levels of assets under management for ETF products linked to our indices, partially offset by a decline in average trading volumes. These trading volumes generally correlate with the Chicago Board Options Exchange’s Volatility Index, which was trading at a low level in the quarter.

41 new ETFs were launched during the first quarter of 2012 compared to 32 launched during the first quarter of 2011. Assets under management for ETFs rose 11% to $358 billion in 2012 from $323 billion in the first quarter of 2011.

Operating Income

Operating income increased compared to the first quarter of 2011, primarily due the growth in revenue as discussed above, partially offset by staff increases, primarily in developing regions, higher personnel costs, additional costs to build out our integrated data feed within Global Data Solutions, costs to further develop our infrastructure and increased royalty payments due to the growth in contract values in RatingsXpress and RatingsDirect.

Industry Highlights and Outlook

The segment is focused on integrating and evolving its assets and capabilities into one scaled business that offers unique, high-value offerings across all asset classes. With the addition of the following strategic acquisitions we are positioned to deliver future competitive capabilities to our client:

•

In February 2012, we completed the acquisition of R² Technologies, a provider of advanced risk and scenario-based analytics to traders, portfolio and risk managers for pricing, hedging and capital management across asset classes, allowing us to offer an integrated view of market and credit risks across asset classes.

•

In April 2012, we completed the acquisition of QuantHouse, an independent global provider of end-to-end systematic low-latency market data solutions, allowing us to offer unique real-time monitors, derived data sets and analytics as well as the ability to package and resell this data as part of a core solution.

As a result of our focus on integration and these recent developments, demand is expected to continue to increase for our Capital IQ and data and information offerings in 2012.

Products at S&P Indices should continue to benefit as ETF assets grow globally. While market volatility is expected to continue in 2012, an anticipated recovering economy and a slightly less volatile market may slow growth in our traded S&P Indices products. This group also should see opportunities in products internationally, primarily in the Middle East and Asia. In addition, in November 2011 we announced an agreement with CME Group to establish a new joint venture in the rapidly growing index business. Under this agreement, we will contribute our S&P Indices business and the CME Group/Dow Jones joint venture will contribute the Dow Jones Indices business to create S&P/Dow Jones Indices. S&P/Dow Jones Indices is expected to close by the end of the second quarter of 2012, subject to regulatory approval and customary closing conditions.

Commodities & Commercial

C&C includes such brands as Platts, J.D. Power and Associates (“JDPA”), McGraw-Hill Construction and Aviation Week. The Broadcasting Group had historically been part of C&C. As of December 30, 2011 we completed the sale of the Broadcasting Group and in accordance with the presentation of the Broadcasting Group as discontinued operations, the results of operations of the business for all periods presented have been reclassified to reflect this change. See Note 2 – Acquisitions, Divestitures and Other Significant Events to our unaudited consolidated financial statements for further discussion.

The following table provides revenue and segment operating income information for the three months ended March 31:

(in millions)	2012	2011	% Change
Total revenue	$233	$206	13%
Operating income	$64	$39	64%
Operating margin %	27%	19%

Revenue

In the first quarter of 2012, revenue at C&C increased primarily due to strong demand for Platts’ proprietary content and by growth in syndicated studies and consulting services across our automotive and non-automotive sectors.

Platts’ revenue grew by 22% and represents 51% of total C&C revenue for the quarter. Revenue growth in excess of 20% occurred across most regions and was driven by strength in Platts’ data products, primarily related to petroleum and natural gas. The continued volatility in crude oil and other commodity prices is also having a favorable impact on revenue growth. The average price for crude oil futures during the first quarter was approximately 9% greater than the average price in the prior-year quarter. Growth in international revenue across the commodities products was strong across all regions, particularly in Europe. The two strategic acquisitions in 2011, Bentek Energy LLC in January and Steel Business Briefing Group (the “SBB Group”) in July, also contributed to the increase in revenue.

JDPA had revenue growth across all industry sectors. Syndicated sales in non-auto sectors increased compared to the prior-year quarter, particularly energy and healthcare in the U.S. and telecom globally. International growth for our automotive revenue was strong in the quarter across all regions, particularly in Asia.

Partially offsetting these increases at C&C were decreases in McGraw-Hill Construction as market declines have continued to reduce contract values; however new business growth is beginning to increase slightly.

Operating Income

The key drivers for operating income growth in the segment for the first quarter of 2012 were the revenue growth described above along with the timing of certain technology and new product initiatives across C&C. McGraw-Hill Construction also contributed to the overall growth in operating income as a result of expense savings from their continued focus on cost control across their business that outweighed their revenue decline. Offsetting the operating income increase were additional costs related to revenue growth at Platts as well as the acquisition of the SBB group which was not included in our results until the third quarter of 2011.

Industry Highlights and Outlook

In 2012, C&C expects to continue to invest in digital capabilities that will enable our brands to become more integrated, creating a foundation for the development of new products and revenue streams. The segment will further expand its presence in selected markets and geographies to help drive growth.

The continuing growth in oil demand and the uncertainty of supply causes volatility in energy prices, which will drive market participant demand for Platt’s proprietary content, including news, price assessments and analytics. The International Energy Agency projects that world oil consumption will rise to 89.9 million barrels per day, a gain of 0.8 million barrels per day compared to 2011. The global oil market will continue to be volatile in coming months due to greater dependence on shrinking OPEC spare production capacity as sanctions on Iranian oil begin to impact the market.

Demand for our automotive studies is driven by the performance of the automotive industry. In the first quarter of 2012, global and U.S. light vehicle sales increased approximately 4% and 11%, respectively, compared to the first quarter of 2011, with growth across all major markets except Europe.

Demand for our construction offerings is primarily dependent on the non-residential construction industry. In the first quarter of 2012, non-residential building construction was down 25% from a year ago, as the first quarter of 2011 included several unusually large projects. Residential building climbed 21%, compared to the first quarter of 2011. Non-building construction in the first quarter of 2012 was up 2% from a year ago.

McGraw-Hill Education

MHE consists of two operating groups: the Higher Education, Professional and International Group (“HPI”), serving the college and university, professional, international and adult education markets, and the School Education Group (“SEG”), serving the elementary and high school markets.

The following table provides revenue and segment operating income information for the three months ended March 31:

(in millions)	2012	2011	% Change
Revenue:
HPI	$201	$197	2%
SEG	95	106	(10%)

Total revenue	$296	$303	(2%)

Operating loss	$(65)	$(75)	13%
Operating margin %	(22%)	(25%)

Revenue and operating results for our MHE segment reflect the seasonal nature of our educational publishing businesses, with the first quarter being the least significant and the third quarter being the most significant.

Foreign exchange rates had an unfavorable impact of $1 million on revenue and a favorable impact of $1 million on operating loss for the quarter.

Revenue

In the HPI group, Higher Education increased from the prior-year quarter due to higher sales of titles in the Business & Economics product line and continued digital revenue growth, driven by the Homework Management product line, primarily McGraw-Hill Connect. Student activations of Connect more than doubled in the first quarter over the comparable prior-year quarter as its adaptive learning tutorial capabilities differentiate the product from our competitors’ offerings.

Key titles contributing to the performance of Higher Education in the quarter included Sanderson, Computers in the Medical Office, 7/e; ALEKS, ALEKS Math, 1/e; Ober, Gregg College Keyboarding, 11/e; Booth, Medical Assisting, 4/e; and Garrison, Managerial Accounting, 14/e.

Professional increased over the comparable prior-year quarter, driven by double-digit growth for both digital subscription products and eBooks and by slightly higher sales of print books. Nearly 40% of Professional’s first quarter revenue was digital, and digital revenue grew by more than 30% as compared to the prior-year quarter.

International decreased from the comparable prior-year quarter as sales were down across all regions except the Middle East and India, where results benefited from the earlier timing of orders for Higher Education product in 2012 as compared to 2011, and India, due to the timing of orders for Higher Education product.

Revenue at SEG decreased compared to the prior-year quarter, with declines occurring in both the adoption states and open territories. The decline in the adoption states resulted primarily from large 2011 orders for intervention materials in Texas and reading in California that did not repeat this year. Declines in the open territory resulted primarily from lower sales in Ohio, Pennsylvania, Alaska, Michigan and New York.

Custom and formative testing revenue decreased due to planned reductions in the scope of work on several contracts, while non-custom or “shelf” revenue declined as a result of lower sales in some product lines.

Operating Loss

In the first quarter of 2012 the operating loss for MHE improved, primarily due to reduced expenses in SEG compared to the prior-year quarter. Personnel costs were lower as a result of the restructuring actions taken in the fourth quarter of 2011 and selling and marketing expenses were lower given the reduced revenue opportunities in the adoption states. In addition, operating margin improved due to a reduction in plant amortization and lower reserve requirements. These cost savings were partially offset by technology requirements and the continuing investment in digital product development within Higher Education.

Industry Highlights and Outlook

The median projected increase in U.S. college enrollments is a rise of 13% to 20.6 million between 2007 and 2018, according to the National Center for Education Statistics (“NCES”). The U.S. college new textbook market is $4.5 billion and is expected to grow about 0%-3% in 2012.

According to statistics compiled by the Association of American Publishers, total net sales of elementary and secondary instructional materials decreased by 15.3% through February 2012. Net sales for the industry in the adoption states decreased by 18.9% compared to the prior-year period, while net sales in the open territory states decreased by 11.9% compared to the prior-year period.

Total U.S. PreK-12 enrollment for 2011-2012 is estimated at nearly 56 million students, up 0.3% from 2010-2011, according to the NCES. We project that the 2012 el-hi market could decrease by approximately 10% versus the 2011 market, which was $3.3 billion for adoption and open territory sales.

LIQUIDITY AND CAPITAL RESOURCES

We continue to maintain a strong financial position and expect our cash on hand, cash flows from operations and availability under our existing credit facility to be sufficient to meet any additional operating and recurring cash needs into the foreseeable future. Our primary source of funds for operations is cash from our businesses. We use our cash for a variety of needs, including among others: ongoing investments in our businesses, strategic acquisitions, share repurchases, dividends, investment in publishing programs, capital expenditures and investment in our digital initiatives and infrastructure. Our core businesses have been strong cash generators. However, income and, consequently, cash provided from operations during the year are significantly impacted by the seasonality of our businesses, particularly educational publishing. This seasonality also impacts cash flow and related borrowing patterns as investments for our MHE segment are typically made in the first half of the year to support the strong selling period that occurs in the third quarter. As a result, our cash flow is typically lower in the first half of the year and higher in the second half.

Cash Flow Overview

Cash and equivalents were $908 million as of March 31, 2012, a decrease of $36 million from December 31, 2011, and consisted of domestic cash of $200 million and cash held abroad of $708 million. Typically, cash held outside the U.S. is anticipated to be utilized to fund international operations or to be reinvested outside of the U.S., as a significant portion of our opportunities for growth in the coming years are expected to be abroad. In the event funds from international operations are needed to fund operations in the U.S., we would be required to accrue for and pay taxes in the U.S. to repatriate these funds.

The following table provides cash flow information for the three months ended March 31:

(in millions)	2012	2011	% Change
Net cash provided by (used for):
Operating activities	$(25)	$49	N/M
Investing activities	(64)	(179)	(64%)
Financing activities	42	(151)	N/M

In the first quarter of 2012, free cash flow decreased to ($118) million compared to ($74) million in the first quarter of 2011, a decrease of $44 million. The decline is primarily due to a decrease in cash provided by (used for) operating activities as discussed below. Free cash flow is a non-GAAP financial measure and reflects our cash flow provided by (used for) operating activities less investment in prepublication costs, capital expenditures and dividends. In 2012, free cash flow was adjusted for cash outlays relating to our Growth and Value Plan. Capital expenditures include purchases of property and equipment and additions to technology projects. See “Reconciliation of Non-GAAP Financial Information” for a reconciliation of cash flow provided by (used for) operating activities, the most directly comparable U.S. GAAP financial measure, to free cash flow.

Our consolidated statements of cash flows for the three months ended March 31, 2011 include amounts related to discontinued operations. Discontinued operations did not have a significant impact on cash flows from operating, investing and financing activities.

Operating activities

Cash used by operating activities was $25 million for the first quarter of 2012 compared to cash provided by operating activities of $49 million for the first quarter of 2011, a decrease of $74 million. The decrease is mainly due to an increase in accounts receivable, primarily driven by billings for record high-yield corporate bond issuance in the U.S. and slower cash collections across certain businesses, a pension plan contribution made in 2012 that did not occur in the first quarter of 2011 and higher tax payments, partially offset by decreased payments to vendors.

Investing activities

Our cash outflows from investing activities are primarily for acquisitions, investment in prepublication costs and capital expenditures.

Cash used for investing activities decreased $115 million to $64 million for the first quarter of 2012, primarily due to a higher amount of cash paid for acquisitions in the prior-year period. Refer to Note 2 – Acquisitions, Divestitures and Other Significant Events to our consolidated financial statements for further information.

Financing activities

Our cash outflows from financing activities consist primarily of share repurchases and dividends to shareholders, while cash inflows are primarily proceeds from the exercise of stock options.

Cash provided by financing activities was $42 million in the first quarter of 2012 compared to cash used for financing activities of $151 million in the first quarter of 2011, an increase of $193 million. The increase is primarily attributable to a decrease in cash used for share repurchases and an increase in the exercise of employee stock options.

We did not utilize any cash for share repurchases in 2012. However, we received an additional 0.8 million shares from the conclusion of our uncollared Accelerated Share Repurchase Agreement (“ASR Agreement”) that we entered into on December 7, 2011. Further discussion relating to our ASR Agreement can be found in Note 9 – Equity to our unaudited consolidated financial statements.

Additional Financing

Currently, we have the ability to borrow $1.2 billion in additional funds through our commercial paper program, which is supported by our $1.2 billion three-year credit agreement (our “credit facility”) that will terminate on July 30, 2013. We pay a commitment fee of 15 to 35 basis points for our credit facility, depending on our credit rating, whether or not amounts have been borrowed, and currently pay a commitment fee of 20 basis points. The interest rate on borrowings under our credit facility is, at our option, calculated using rates that are primarily based on either the prevailing London Inter-Bank Offer Rate, the prime rate determined by the administrative agent or the Federal funds rate. For certain borrowings under our credit facility there is also a spread based on our credit rating added to the applicable rate. As of March 31, 2012, we have not utilized our credit facility for additional funds.

Our credit facility contains certain covenants. The only financial covenant requires that our indebtedness to cash flow ratio, as defined in our credit facility, is not greater than 4 to 1, and this covenant has never been exceeded.

Dividends

On January 18, 2012, the Board of Directors approved an increase in the quarterly common stock dividend from $0.250 per share to $0.255 per share.

RECONCILIATION OF NON-GAAP FINANCIAL INFORMATION

Free cash flow is a non-GAAP financial measure and reflects our cash flow provided by (used for) operating activities less investment in prepublication costs, capital expenditures and dividends. In 2012, free cash flow was adjusted for cash outlays relating to our Growth and Value Plan. Capital expenditures include purchases of property and equipment and additions to technology projects. Our cash flow provided by (used for) operating activities is the most directly comparable U.S. GAAP financial measure to free cash flow.

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

The presentation of free cash flow is not intended to be considered in isolation or as a substitute for the financial information prepared and presented in accordance with U.S. GAAP. Free cash flow, as we calculate it, may not be comparable to similarly titled measures employed by other companies. The following table presents a reconciliation of our cash flow provided by (used for) operating activities to free cash flow for the three months ended March 31:

(in millions)	2012	2011
Cash (used for) provided by operating activities	$(25)	$49
Investment in prepublication costs	(39)	(28)
Capital expenditures	(15)	(18)

Cash flow before dividends	(79)	3

Dividends paid to shareholders	(74)	(77)
Growth & Value Plan cash outlays	36	—
Dividends paid to noncontrolling interests	(1)	—

Free cash flow	$(118)	$(74)

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

RECENTLY ADOPTED ACCOUNTING STANDARDS

In September 2011, the Financial Accounting Standards Board (“FASB”) issued guidance that simplified how an entity tests goodwill for impairment. The revised guidance provides an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment. Under the revised guidance, an entity is permitted to first assess qualitative factors to determine whether goodwill impairment exists prior to performing analyses comparing the fair value of a reporting unit to its carrying amount. If, after assessing the totality of events or circumstances, an entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the quantitative impairment test is required. Otherwise, no further testing is required. The guidance is effective beginning January 1, 2012; however, early adoption is permitted. We adopted the FASB’s guidance during the three months ended December 31, 2011. The adoption of the guidance did not have a significant impact on our financial position, results of operations or cash flows.

In May 2011, the FASB issued new guidance for fair value measurements intended to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards. The amended guidance provides a consistent definition of fair value to ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. The amended guidance changes certain fair value measurement principles and enhances the disclosure requirements, particularly for Level 3 fair value measurements. The amended guidance, which went into effect for us beginning January 1, 2012, did not have a significant impact on our financial position, results of operations or cash flows.

In June 2011, the FASB issued guidance that modified how comprehensive income is presented in an entity’s financial statements. The guidance issued requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements and eliminates the option to present the components of other comprehensive income as part of the statement of equity. The revised financial statement presentation for comprehensive income was effective on January 1, 2012 and has been incorporated into this quarterly report on Form 10-Q.

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

Forward-looking statements can be identified by the use of words such as “believe,” “expect,” “plan,” “estimate,” “project,” “target,” “anticipate,” “intend,” “may,” “will,” “continue” and other words of similar meaning in connection with a discussion of future operating or financial performance. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual outcomes and results could differ materially from what is expected or forecasted. These risks and uncertainties include, among others:

•	worldwide economic, financial, political and regulatory conditions;

•	currency and foreign exchange volatility;

•	the effect of competitive products and pricing;

•	the level of success of new product development and global expansion;

•	the level of future cash flows;

•	the levels of capital and prepublication investments;

•	income tax rates;

•	restructuring charges;

•	the health of debt and equity markets, including credit quality and spreads, the level of liquidity and future debt issuances;

•	the level of interest rates and the strength of the capital markets in the U.S. and abroad;

•	the demand and market for debt ratings, including collateralized debt obligations, residential and commercial mortgage and asset-backed securities and related asset classes;

•	the state of the credit markets and their impact on Standard & Poor’s Ratings and the economy in general;

•	the regulatory environment affecting Standard & Poor’s Ratings and our other businesses;

•	the level of merger and acquisition activity in the U.S. and abroad;

•	the level of funding in the education market;

•	School Education Group’s level of success in adoptions and open territories;

•	enrollment and demographic trends;

•	the strength of School Education Group’s testing market, Higher Education, Professional and International’s publishing markets and the impact of technology on them;

•	continued investment by the construction, automotive, computer and aviation industries;

•	the strength and performance of the domestic and international automotive markets;

•	the volatility of the energy marketplace;

•	and the contract value of public works, manufacturing and single-family unit construction.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in our exposure to market risk during the three months ended March 31, 2012 from December 31, 2011. Our exposure to market risk includes changes in foreign exchange rates. We have operations in various foreign countries where the functional currency is primarily the local currency. For international operations that are determined to be extensions of the parent company, the U.S. dollar is the functional currency. We typically have naturally hedged positions in most countries from a local currency perspective with offsetting assets and liabilities. We estimate that a hypothetical 10% adverse movement in the foreign currency exchange rates would not be material to our financial position, statement of income or cash flows. As of March 31, 2012, we have entered into an immaterial amount of forward exchange contracts to hedge the effect of adverse fluctuations in foreign currency exchange rates. We have not entered into any derivative financial instruments for speculative purposes.

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

As of March 31, 2012, an evaluation was performed under the supervision and with the participation of management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the U.S. Securities Exchange Act of 1934). Based on that evaluation, management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2012.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The following amends the disclosure in Note 13 – Commitments and Contingencies to the consolidated financial statements of our annual report on Form 10-K for the year ended December 31, 2011 (our “Annual Report”).

•

In connection with the Reese matter, on April 2, 2012, the District Court entered judgment granting the Defendants’ motion to dismiss, and dismissing all claims asserted against the Defendants in their entirety. If the Lead Plaintiff decides to appeal the dismissal order, it must file a notice of appeal within 30 days.

•	In connection with the Gearren and Sullivan matters, on February 23, 2012, the Court of Appeals denied the plaintiffs’ petition for reconsideration by the full Court.

We believe that the claims asserted in the proceedings described in Note 13 – Commitments and Contingencies to the consolidated financial statements of our Annual Report have no basis and they will be vigorously defended by the Company and/or the subsidiaries involved.

In view of the inherent difficulty of predicting the outcome of legal matters, particularly where the claimants seek very large or indeterminate damages, or where the cases present novel legal theories, involve a large number of parties or are in early stages of discovery, we cannot state with confidence what the eventual outcome of the pending matters described in Note 13 – Commitments and Contingencies to the consolidated financial statements of our Annual Report will be, what the timing of the ultimate resolution of these matters will be or what the eventual loss, fines, penalties or impact related to each pending matter may be. We believe, based on our current knowledge, the outcome of the legal actions, proceedings and investigations currently pending should not have a material, adverse effect on our financial position, results of operations or cash flows.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 29, 2011, the Board of Directors approved a stock repurchase program authorizing the purchase of up to 50.0 million shares (the “2011 Repurchase Program”), which was approximately 17% of the total shares of our outstanding common stock at that time. During the first quarter of 2012, we received an additional 0.8 million shares from the conclusion of our uncollared Accelerated Share Repurchase Agreement (“ASR Agreement”) that we entered into on December 7, 2011. Further discussion relating to our ASR Agreement can be found in Note 9 – Equity to our unaudited consolidated financial statements. As of March 31, 2012, 22.8 million shares remained available under the 2011 Repurchase Program.

Repurchased shares may be used for general corporate purposes, including the issuance of shares for stock compensation plans and to offset the dilutive effect of the exercise of employee stock options. The 2011 Repurchase Program has no expiration date and purchases under this program may be made from time to time on the open market and in private transactions, depending on market conditions.

The following table provides information on our purchases of our outstanding common stock during the first quarter of 2012 pursuant to the 2011 Repurchase Program (column c). In addition to these purchases, the number of shares in column (a) include: 1) shares of common stock that are tendered to us to satisfy our employees’ tax withholding obligations in connection with the vesting of awards of restricted shares (we repurchase such shares based on their fair market value on the vesting date), and 2) our shares deemed surrendered to us to pay the exercise price and to satisfy our employees’ tax withholding obligations in connection with the exercise of employee stock options. There were no other share repurchases during the quarter outside the repurchases noted below.

(amounts in millions, except per share price)

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share [1]	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs	(d) Maximum Number of Shares that may yet be Purchased Under the Programs
Jan. 1 — Jan. 31, 2012	0.7	$44.97	—	23.6
Feb. 1 — Feb. 29, 2012	0.8	—	0.8	22.8
Mar. 1 — Mar. 31, 2012	—	44.34	—	22.8

Total — Qtr	1.5	$44.96	0.8	22.8

[1]	Average price per share information does not include the ASR transaction.

Item 6. Exhibits

(15)	Letter on Unaudited Interim Financials

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

(32)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(101.INS)	XBRL Instance Document

(101.SCH)	XBRL Taxonomy Extension Schema

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase

(101.LAB)	XBRL Taxonomy Extension Label Linkbase

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

The McGraw-Hill Companies, Inc.
Registrant

Date: April 25, 2012	By	/s/ Jack F. Callahan, Jr.
Jack F. Callahan, Jr.
Executive Vice President and Chief Financial Officer

Date: April 25, 2012	By	/s/ Kenneth M. Vittor
Kenneth M. Vittor
Executive Vice President and General Counsel

Date: April 25, 2012	By	/s/ Emmanuel N. Korakis
Emmanuel N. Korakis
Senior Vice President and Corporate Controller