Form 10-Q
period 2012-06-30
MCGRAW-HILL COMPANIES INC
filed 2012-07-26
CIK 64040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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
YES ☐ NO ☑
On July 16, 2012 there were 280.2 million shares of common stock (par value $1.00 per share) outstanding.

The McGraw-Hill Companies, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of The McGraw-Hill Companies, Inc.

We have reviewed the consolidated balance sheet of The McGraw-Hill Companies, Inc., as of June 30, 2012, and the related consolidated statements of income and comprehensive income, for the three-month and six-month periods ended June 30, 2012 and 2011, and the related consolidated statements of cash flows for the six-month periods ended June 30, 2012 and 2011. These financial statements are the responsibility of the Company’s management.

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

/s/ ERNST & YOUNG LLP

New York, New York
July 26, 2012

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

The McGraw-Hill Companies, Inc.
Consolidated Statements of Income
(Unaudited)

(in millions, except per share amounts)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenue:
Product	$462	$523	$756	$821
Service	1,085	1,034	2,122	1,997
Total revenue	1,547	1,557	2,878	2,818
Expenses:
Operating-related expenses:
Product	213	239	376	411
Service	361	354	728	685
Total operating-related expenses	574	593	1,104	1,096
Selling and general expenses	568	580	1,110	1,083
Depreciation	23	25	46	50
Amortization of intangibles	17	14	32	29
Total expenses	1,182	1,212	2,292	2,258
Other income	—	(13)	—	(13)
Operating income	365	358	586	573
Interest expense, net	20	20	41	39
Income from continuing operations before taxes on income	345	338	545	534
Provision for taxes on income	125	122	198	194
Income from continuing operations	220	216	347	340
Loss from discontinued operations, net of tax	—	—	—	(1)
Net income	220	216	347	339
Less: net income attributable to noncontrolling interests	(4)	(5)	(8)	(8)
Net income attributable to The McGraw-Hill Companies, Inc.	$216	$211	$339	$331

Amounts attributable to The McGraw-Hill Companies, Inc. common shareholders:
Income from continuing operations	$216	$211	$339	$332
Loss from discontinued operations, net of tax	—	—	—	(1)
Net income	$216	$211	$339	$331

Earnings per share attributable to The McGraw-Hill Companies, Inc. common shareholders:
Basic	$0.77	$0.70	$1.22	$1.09
Diluted	$0.76	$0.68	$1.19	$1.07
Average number of common shares outstanding:
Basic	279.7	303.6	278.9	304.4
Diluted	285.3	309.2	284.5	309.4
Dividend declared per common share	$0.255	$0.25	$0.51	$0.50

See accompanying notes to the unaudited consolidated financial statements.

The McGraw-Hill Companies, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

(in millions)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net income	$220	$216	$347	$339
Other comprehensive income:
Foreign currency translation adjustment, net of tax benefit of $5 million and $6 million for the three and six months ended June 30, 2012 and $4 million and $7 million for the three and six months ended June 30, 2011	(37)	5	(19)	34
Pension and other post-retirement benefit plans, net of taxes of $7 million and $10 million for the three and six months ended June 30, 2012, respectively, and $3 million and $6 million for the three and six months ended June 30, 2011, respectively	13	10	18	14
Unrealized loss on investments and forward exchange contracts, net of tax benefit of $1 million for the three and six months ended June 30, 2012 and $2 million and $4 million for the three and six months ended June 30, 2011, respectively	(2)	(2)	(1)	(6)
Comprehensive income	194	229	345	381
Less: comprehensive income (loss) attributable to noncontrolling interests	2	(5)	(5)	(10)
Comprehensive income attributable to The McGraw-Hill Companies, Inc.	$196	$224	$340	$371

See accompanying notes to the unaudited consolidated financial statements.

The McGraw-Hill Companies, Inc.
Consolidated Balance Sheets

(in millions)	June 30, 2012	December 31, 2011	June 30, 2011
	(Unaudited)		(Unaudited)
ASSETS
Current assets:
Cash and equivalents	$836	$944	$1,300
Short-term investments	3	29	25
Accounts receivable, net	1,102	1,045	1,002
Inventories	296	263	340
Deferred income taxes	259	260	281
Prepaid and other current assets	144	138	255
Total current assets	2,640	2,679	3,203
Prepublication costs, net	342	325	351
Property and equipment, net	482	500	501
Goodwill	2,296	2,048	1,985
Other intangible assets, net	1,267	608	620
Other non-current assets	283	267	284
Total assets	$7,310	$6,427	$6,944
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$232	$347	$336
Accrued royalties	50	119	48
Accrued compensation and contributions to retirement plans	385	510	380
Short-term debt	400	400	—
Income taxes currently payable	111	29	82
Unearned revenue	1,323	1,303	1,244
Other current liabilities	378	422	433
Total current liabilities	2,879	3,130	2,523
Long-term debt	799	798	1,198
Pension and other post-retirement benefits	494	513	436
Other non-current liabilities	616	402	451
Total liabilities	4,788	4,843	4,608
Commitments and contingencies (Note 14)	—	—	—
Redeemable noncontrolling interest (Note 10)	792	—	—
Equity:
Common stock	412	412	412
Additional paid-in capital	442	94	134
Retained income	7,292	7,667	7,233
Accumulated other comprehensive loss	(424)	(425)	(327)
Less: common stock in treasury	(6,059)	(6,240)	(5,197)
Total equity — controlling interests	1,663	1,508	2,255
Total equity — noncontrolling interests	67	76	81
Total equity	1,730	1,584	2,336
Total liabilities and equity	$7,310	$6,427	$6,944

See accompanying notes to the unaudited consolidated financial statements.

The McGraw-Hill Companies, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

(in millions)	Six Months Ended
	June 30,
	2012	2011
Operating Activities:
Net income	$347	$339
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation (including amortization of technology projects)	60	64
Amortization of intangibles	32	30
Amortization of prepublication costs	63	76
Provision for losses on accounts receivable	4	4
Deferred income taxes	4	—
Stock-based compensation	47	41
Other	15	17
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(20)	3
Inventories	(33)	(63)
Prepaid and other current assets	(16)	(16)
Accounts payable and accrued expenses	(351)	(269)
Unearned revenue	(2)	16
Other current liabilities	(44)	(13)
Net change in prepaid/accrued income taxes	96	100
Net change in other assets and liabilities	(47)	9
Cash provided by operating activities	155	338
Investing Activities:
Investment in prepublication costs	(79)	(60)
Capital expenditures	(42)	(45)
Acquisitions, net of cash acquired	(149)	(126)
Proceeds from dispositions of property and equipment	1	20
Changes in short-term investments	26	(3)
Cash used for investing activities	(243)	(214)
Financing Activities:
Dividends paid to shareholders	(145)	(152)
Dividends paid to noncontrolling interests	(11)	(9)
Repurchase of treasury shares	—	(300)
Exercise of stock options	134	80
Excess tax benefits from share-based payments	7	2
Cash used for financing activities	(15)	(379)
Effect of exchange rate changes on cash	(5)	29
Net change in cash and equivalents	(108)	(226)
Cash and equivalents at beginning of period	944	1,526
Cash and equivalents at end of period	$836	$1,300

See accompanying notes to the unaudited consolidated financial statements.

The McGraw-Hill Companies, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

1.	Basis of Presentation

The accompanying unaudited financial statements of The McGraw-Hill Companies, Inc. (together with its consolidated subsidiaries, "McGraw-Hill," the “Company,” “we,” “us” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Therefore, the financial statements included herein should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2011 (our “Annual Report”).

In the opinion of management all normal recurring adjustments considered necessary for a fair statement of the results of the interim periods have been included. The operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the full year, partially due to the seasonal nature of some of our businesses. As a result, we have included the consolidated balance sheet as of June 30, 2011 for comparative purposes. Certain prior-year amounts have been reclassified to conform to the current presentation.

We have reported our Broadcasting Group, previously included in our Commodities & Commercial (“C&C”) segment, as a discontinued operation. We completed the sale on December 30, 2011 and, accordingly, the results of operations of the Broadcasting Group for all prior periods presented have been reclassified to reflect the business as a discontinued operation and the assets and liabilities of the business have been removed from the consolidated balance sheet as of December 31, 2011 and reclassified as held for sale as of June 30, 2011. See Note 3 for further discussion.

Our critical accounting estimates are disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report. On an ongoing basis, we evaluate our estimates and assumptions, including those related to revenue recognition, allowance for doubtful accounts and sales returns, inventories, prepublication costs, accounting for the impairment of long-lived assets (including other intangible assets), goodwill and indefinite-lived intangible assets, retirement plans and post-retirement healthcare and other benefits, stock-based compensation, income taxes and contingencies. Since the date of our Annual Report, there have been no material changes to our critical accounting policies and estimates.

2.	Growth and Value Plan

On September 12, 2011, we announced that our Board of Directors have unanimously approved a comprehensive Growth and Value Plan that includes separation into two public companies: McGraw-Hill Financial, focused on content and analytics for the financial markets, and McGraw-Hill Education, Inc. focused on education services and digital learning. The separation will be accomplished through a series of transactions in which the assets, liabilities and operations of the current McGraw-Hill Education segment ("MHE") of McGraw-Hill on a global basis will be transferred to McGraw-Hill Education, Inc. or entities that are, or will become prior to the separation, subsidiaries of McGraw-Hill Education, Inc. Each shareholder of McGraw-Hill will receive one share of McGraw-Hill Education, Inc. common stock for every three shares of McGraw-Hill common stock held on the record date for the share distribution. Current holders of McGraw-Hill stock will also retain their shares of McGraw-Hill.

We received a favorable tax ruling from the Internal Revenue Service on April 23, 2012, which provides that the separation of McGraw-Hill Education, Inc. will be tax free to the Company and its shareholders. In addition, we filed the initial McGraw-Hill Education, Inc. Form 10 registration statement with the U.S. Securities and Exchange Commission on July 11, 2012. We expect to complete the separation by the end of 2012 through a spin-off of the education business to the Company’s shareholders, subject to various conditions and regulatory approvals, including final Board approval. While we are pursuing a separation as described above we are also actively evaluating other options to deliver shareholder value, including a potential sale of MHE.

For the three and six months ended June 30, 2012, we recorded $42 million and $75 million, respectively, of Growth and Value Plan related costs. These are costs necessary to enable separation, reduce our cost structure, accelerate growth and increase shareholder value. Specifically, these costs relate to professional fees, transaction costs for our S&P/Dow Jones Indices, LLC joint venture, severance charges, and for the six months, a charge related to a reduction in our lease commitments, and are included in selling and general expenses in the consolidated statements of income. Total costs incurred to date related to the Growth and Value Plan are $85 million.

3.	Acquisitions and Divestitures

Acquisitions

Acquisition of Coalition Development Ltd.

On July 4, 2012, CRISIL, our majority owned Indian credit rating agency, completed the acquisition of Coalition Development Ltd. (“Coalition”), a privately-held U.K. analytics company, and its subsidiaries. Coalition provides high-end analytics to leading global investment banks and other financial services firms. Coalition will be integrated into CRISIL's Global Research & Analytics business within our Standard & Poor's Ratings segment. Including the pro forma impact on earnings, the acquisition of Coalition was not material to our consolidated financial statements.

Acquisition of Dow Jones Index Business

On June 29, 2012 (the "Acquisition Date"), we closed our transaction with CME Group, Inc. (“CME Group”) and CME Group Index Services LLC (“CGIS”), a joint venture between CME Group and Dow Jones & Company, Inc., to form a new company, S&P/Dow Jones Indices, LLC (“S&P/DJ Indices”). We own 73% and CME Group and CGIS collectively own 27% of S&P/DJ Indices. In exchange for their 27% minority interest, CME Group and CGIS contributed their Dow Jones Index (“DJI”) business; in exchange for our 73% and controlling interest, we contributed our Standard & Poor's Index (“S&P Index”) business. The DJI business focuses on the development of financial benchmarks used by licensees to create exchange-traded funds, option contracts and futures contracts traded on exchanges as well as used as a metric to evaluate economic performance. The combination of these businesses creates the world's largest provider of financial market indices; we expect to increase revenue through international and asset-class expansion, new product development, enhanced market data offerings and increased cross-selling opportunities. The proforma impact on revenue and earnings from our joint venture with the DJI business was not material to our consolidated results for the three and six months ended June 30, 2012.

The terms of the operating agreement of S&P/DJ Indices contain redemption features whereby interests held by minority partners are redeemable. See Note 10 for further discussion.

Acquisition-Related Expenses

During the three and six months ended June 30, 2012, the Company incurred $15 million of acquisition-related costs related to the formation of S&P/DJ Indices. These expenses are included in selling and general expenses in our unaudited consolidated statements of income.

Preliminary Allocation of Purchase Price

Because we consolidate S&P/DJ Indices, we have applied acquisition accounting to the S&P/DJ Indices contributed businesses and their results of operations will be included in our consolidated results of operations subsequent to the Acquisition Date.

The fair value of the DJI business acquired of $792 million was estimated by applying a market approach and an income approach. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement. The fair value estimates of the proportionate shares of the contributed businesses are based on, but not limited to, future expected cash flows, appropriate discount rates ranging from 10% to 11%, long term growth rates of 2.5 to 3.5%, assumed financial multiples of companies deemed to be similar to the DJI, and market rate assumptions for contractual obligations. S&P Index continues to be recorded at its historical or carry-over basis.

At the Acquisition Date, our non-controlling interest has been recorded at the fair value of DJI we acquired plus the proportionate interest of the S&P Index business at our carry-over basis. As of June 30, 2012, we recorded a redeemable noncontrolling interest in our consolidated financial statements (see Note 10 for further discussion) at the preliminary fair value of 27% of S&P/DJ Indices or $792 million due to the redemption provisions described above, representing CME Group's and CGIS' interest in S&P/DJ Indices.

The estimated values are not yet final and are subject to change, and the changes could be significant. We will finalize the amounts recognized as soon as possible as we obtain the information necessary to complete our analysis.

The tables below present the consideration transferred and the preliminary allocation of purchase price to the assets and liabilities of the DJI business acquired as a result of the transaction.

Consideration Transferred

(in millions)
Fair value of 27% of S&P Index exchanged	$571
Fair value of noncontrolling interest associated with DJI	221
Total	$792

Preliminary Purchase Price Allocation

(in millions)
Current assets	$82
Intangible assets:
Other intangibles	633
Goodwill	96
Property and equipment	4
Current liabilities	(23)
Total net assets	$792

The intangible assets, excluding goodwill, will be amortized over their anticipated useful lives, which will be determined when we finalize our purchase price allocation.

Income Taxes

We are responsible for the tax matters for S&P/DJ Indices, including the filing of returns and the administration of any proceedings with taxing authorities. For U.S. federal income tax purposes, S&P/DJ Indices is treated as a partnership. The income of S&P/DJ Indices will flow through and be subject to tax at the partners' level. However S&P/DJ Indices is expected to incur current and deferred income taxes in a limited number of states and localities and its foreign subsidiaries are expected to incur immaterial current and deferred foreign income taxes.

We recognized $216 million of non-current deferred tax liabilities in connection with CME Group and CGIS acquiring an indirect noncontrolling interest in the S&P Index business in exchange for our acquisition of a portion of our interest in the DJI business. Because we maintained control of the S&P Index business, the excess of fair value received over historical carrying value and the related tax impact were recorded in additional paid-in capital.

Goodwill and Identifiable Intangibles

Goodwill consists primarily of intangible assets that do not qualify for separate recognition, including assembled workforce, noncontractual relationships and agreements. Because our allocation of purchase price and estimated values of identifiable assets and liabilities are not yet final, the amount of total goodwill and identifiable intangibles are not yet final and subject to change. The goodwill is not expected to be deductible for tax purposes.

Acquisition of Credit Market Analysis Limited

On June 29, 2012 we acquired Credit Market Analysis Limited (“CMA”) from the CME Group. CMA provides independent data in the over-the-counter markets. CMA's data and technology will enhance our capability to provide clear, reliable pricing and related over-the-counter information. CMA will be integrated into our S&P Capital IQ / S&P Indices segment. Including the pro forma impact on earnings, the acquisition of CMA was not material to our consolidated financial statements.

Acquisition of QuantHouse

On April 3, 2012 we completed the acquisition of QuantHouse, an independent global provider of end-to-end systematic low-latency market data solutions. QuantHouse will be integrated into our S&P Capital IQ / S&P Indices segment. The acquisition allows us to offer unique real-time monitors, derived data sets and analytics as well as the ability to package and resell this data as part of a core solution. Including the pro forma impact on earnings, the acquisition of QuantHouse was not material to our consolidated financial statements.

Acquisition of R² Technologies

On February 8, 2012, we completed the acquisition of R² Technologies (“R²”). R² provides advanced risk and scenario-based analytics to traders, portfolio and risk managers for pricing, hedging and capital management across asset classes. R² will be integrated into our S&P Capital IQ / S&P Indices segment. Including the pro forma impact on earnings, the acquisition of R² was not material to our consolidated financial statements.

Divestitures

We did not complete any dispositions during the six months ended June 30, 2012.

During the three months and six months ended June 30, 2011, we recorded a pretax gain of $13 million within other income in the consolidated statements of income, which related to the sale of our interest in LinkedIn Corporation in their initial public offering. This investment was held at our C&C segment.

On December 30, 2011, we completed the sale of the Broadcasting Group with The E.W. Scripps Company. This sale followed our previously announced plan to pursue the divestiture of our Broadcasting Group, which was part of our C&C segment. As a result, the results of operations of the Broadcasting Group for all prior periods presented have been reclassified to reflect the business as a discontinued operation, and the assets and liabilities of the business have been removed from the consolidated balance sheet as of December 31, 2011 and reclassified as held for sale as of June 30, 2011.

The key components of loss from discontinued operations consist of the following for the three and six months ended June 30, 2011:

(in millions)	Three Months	Six Months
Revenue	$23	$44
Costs and expenses	22	44
Loss before taxes on income	1	—
Provision for taxes on income	(1)	(1)
Loss from discontinued operations, net of tax	$—	$(1)

The components of assets and liabilities classified as discontinued operations and included in prepaid and other current assets and other current liabilities in the consolidated balance sheet consist of the following as of:

(in millions)	June 30, 2011
Accounts receivable, net	$19
Property and equipment, net	25
Other intangible assets, net	46
Other current assets	8
Assets held for sale	$98

Accounts payable and accrued expenses	$7
Other current liabilities	5
Liabilities held for sale	$12

4.	Supplementary Balance Sheet Data

(in millions)	June 30, 2012	December 31, 2011	June 30, 2011
Accounts receivable — allowance for doubtful accounts	$52	$55	$70
Accounts receivable — allowance for sales returns	120	187	146
Prepublication costs — accumulated amortization	1,120	1,066	955
Property and equipment — accumulated depreciation	1,006	1,066	1,056

5.	Fair Value Measurements

In accordance with authoritative guidance for fair value measurements, certain assets and liabilities are required to be recorded at fair value and classified within a fair value hierarchy based on inputs used when measuring fair value. We have investments in equity securities classified as available-for-sale and an immaterial amount of forward exchange contracts that are adjusted to fair value on a recurring basis. The fair values of our investments in available-for-sale securities were determined using quoted market prices from daily exchange traded markets and are classified within Level 1 of the valuation hierarchy. The fair values of our available-for-sale securities are $11 million, $14 million and $12 million as of June 30, 2012, December 31, 2011 and June 30, 2011, respectively, and are included in other non-current assets in the consolidated balance sheets.

Other financial instruments, including cash and equivalents and short-term investments, are recorded at cost, which approximates fair value because of the short-term maturity and highly liquid nature of these instruments. The fair value of our total borrowings for each period presented is $1.3 billion and was estimated based on quoted market prices.

6.	Income Taxes

For the three and six months ended June 30, 2012 and 2011, the effective tax rate for continuing operations was 36.3%. Including discontinued operations, the effective tax rate was 36.4% for the three and six months ended June 30, 2011.

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

As of June 30, 2012, December 31, 2011 and June 30, 2011, the total amount of federal, state and local, and foreign unrecognized tax benefits was $66 million, $57 million and $62 million, respectively, exclusive of interest and penalties. We recognize accrued interest and penalties related to unrecognized tax benefits in interest expense and operating expense, respectively. In addition to the unrecognized tax benefits, as of June 30, 2012, December 31, 2011 and June 30, 2011, we had $15 million, $13 million and $15 million, respectively, of accrued interest and penalties associated with uncertain tax positions.

7.	Debt

(in millions)	June 30, 2012	December 31, 2011	June 30, 2011
5.375% Senior Notes, due 2012 [1]	$400	$400	$400
5.9% Senior Notes, due 2017 [2]	399	399	399
6.55% Senior Notes, due 2037 [3]	399	399	399
Notes payable	1	—	—
Total debt	1,199	1,198	1,198
Less: short-term debt including current maturities	400	400	—
Long-term debt	$799	$798	$1,198

[1]	Interest payments are due on February 15 and August 15, and, as of June 30, 2012, the unamortized debt discount is less than $0.1 million. These senior notes will mature on November 15, 2012.

[2]	Interest payments are due on April 15 and October 15, and, as of June 30, 2012, the unamortized debt discount is $0.5 million.

[3]	Interest payments are due on May 15 and November 15, and, as of June 30, 2012, the unamortized debt discount is $1.3 million.

Currently, we have the ability to borrow $1.2 billion in additional funds through our commercial paper program, which is supported by our $1.2 billion three-year credit agreement (our “credit facility”) that will terminate on July 30, 2013. We pay a commitment fee of 15 to 35 basis points for our credit facility, depending on our credit rating, whether or not amounts have been borrowed and currently pay a commitment fee of 20 basis points. The interest rate on borrowings under our credit facility is, at our option, calculated using rates that are primarily based on either the prevailing London Inter-Bank Offer Rate, the prime rate determined by the administrative agent or the Federal funds rate. For certain borrowings under this credit facility there is also a spread based on our credit rating added to the applicable rate. As of June 30, 2012, we have not utilized our credit facility for additional funds.

Our credit facility contains certain covenants. The only financial covenant requires that our indebtedness to cash flow ratio, as defined in our credit facility, is not greater than 4 to 1, and this covenant has never been exceeded.

8.	Employee Benefits

We have a number of defined benefit pension plans and defined contribution plans covering substantially all employees. Our primary pension plan is a noncontributory plan under which benefits are based on employee career employment compensation. In December 2011, our Board of Directors approved a plan amendment that froze our U.S. Employee Retirement Plan (“U.S. ERP”) effective on April 1, 2012. Our U.S. ERP is a defined benefit plan. Under the amendment, no new employees will be permitted to enter the U.S. ERP and no additional benefits for current participants for future services will be accrued. This amendment decreased our pension benefit liabilities by $129 million as of December 31, 2011, and resulted in an after-tax decrease in accumulated other comprehensive loss of $82 million. We also recorded an immaterial amount of pension plan curtailment expense in 2011 as a result of the plan amendment.

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

The components of net periodic benefit cost for our retirement plans and post-retirement plans for the periods ended June 30 are as follows:

(in millions)	Three Months Ended		Six Months Ended
	2012	2011	2012	2011
Retirement Plans
Service cost	$(1)	$16	$18	$34
Interest cost	23	25	46	50
Expected return on plan assets	(31)	(32)	(62)	(64)
Amortization of actuarial loss	8	8	16	15
Net periodic benefit cost	$(1)	$17	$18	$35
Post-Retirement Plans
Service cost	$—	$1	$1	$1
Interest cost	2	1	3	3
Amortization of prior service credit	(1)	—	(1)	—
Net periodic benefit cost	$1	$2	$3	$4

For the three and six months ended June 30, 2012, our United Kingdom retirement plan accounted for $1 million and $2 million, respectively, of the net periodic benefit cost attributable to the funded plans. For the six months ended June 30, 2011, our United Kingdom retirement plan accounted for $2 million of the net periodic benefit cost attributable to the funded plans.

As discussed in our Annual Report, we changed certain discount rate assumptions on our retirement and post-retirement plans and our expected return on assets assumption for our retirement plans, which became effective on January 1, 2012. The effect of the assumption changes on retirement and post-retirement expense for the three and six months ended June 30, 2012 did not have a material impact to our financial position, results of operations or cash flows.

In the first six months of 2012, we contributed $29 million to our retirement plans and expect to make additional required contributions of approximately $15 million to our retirement plans during the remainder of the year. We may elect to make additional non-required contributions depending on investment performance and the pension plan status in the second half of 2012.

9.	Stock-Based Compensation

We issue stock-based incentive awards to our eligible employees and Directors under two employee stock ownership plans (the 1993 and 2002 Employee Stock Incentive Plans) and a Director Deferred Stock Ownership Plan. No further awards may be granted under the 1993 Employees Stock Incentive Plan, although awards granted under this plan remain outstanding in accordance with their terms. The remaining outstanding options under the 1993 Employees Stock Incentive Plan will have fully met their maximum term in the first quarter of 2013. The 2002 Employee Stock Incentive Plan permits the granting of nonqualified stock options, stock appreciation rights, performance stock, restricted stock and other stock-based awards.

Stock-based compensation for the periods ended June 30 is as follows:

(in millions)	Three Months Ended		Six Months Ended
	2012	2011	2012	2011
Stock option expense	$2	$6	$8	$12
Restricted stock and unit awards expense	25	17	39	29
Total stock-based compensation expense	$27	$23	$47	$41

As of June 30, 2012, December 31, 2011 and June 30, 2011, we issued 0.7 million, 4.4 million and 2.6 million common shares, respectively, upon exercise of certain stock options outstanding.

Historically, we have granted equity awards to our employees at the beginning of the second quarter, however, given the timing of our Growth and Value Plan initiatives we have decided to defer granting these awards until the third quarter of 2012. The vesting period of these awards will be reduced to have a similar vesting date as if the awards were granted at the beginning of the second quarter.

10.	Equity

Stock Repurchases

In 2011, the Board of Directors approved a new stock repurchase program authorizing the purchase of up to 50.0 million shares (the “2011 Repurchase Program”), which was approximately 17% of the total shares of our outstanding common stock at that time. Share repurchases for the periods ended June 30 were as follows:

(in millions, except average price)	Three Months Ended		Six Months Ended
	2012	2011	2012	2011
Total number of shares purchased — 2011 Repurchase Program [1]	0.1	—	0.9	—
Total number of shares purchased — 2007 Repurchase Program	—	4.4	—	7.7
Average price paid per share	$—	$40.10	$—	$38.96
Total cash utilized	$—	$177	$—	$300

[1]	Represents shares received at the conclusion of the uncollared Accelerated Share Repurchase Agreement described in more detail below.

Our purchased shares may be used for general corporate purposes, including the issuance of shares for stock compensation plans and to offset the dilutive effect of the exercise of employee stock options. As of June 30, 2012, 22.7 million shares remained available under the 2011 Repurchase Program. The 2011 Repurchase Program has no expiration date and purchases under this program may be made from time to time on the open market and in private transactions, depending on market conditions. As of December 31, 2011, there were no remaining shares available under the 2007 stock repurchase program.

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

The ASR Agreements were accounted for as two transactions; a stock purchase transaction and a forward stock purchase contract. The initial delivery of shares resulted in an immediate reduction of our outstanding shares used to determine our weighted average common shares outstanding for purposes of calculating basic and diluted net earnings per share. The forward stock purchase contract is classified as an equity instrument. As of June 30, 2012 and December 31, 2011, the excess amount paid on a per share basis for the minimum shares purchased under the capped ASR Agreement was recorded as a reduction to additional paid-in capital in our consolidated balance sheets. We have evaluated the Capped ASR Agreement for its potential dilution and as a result, these additional shares were not included in our weighted average diluted earnings per share calculation because their effect would be antidilutive.

Redeemable Noncontrolling Interests

The agreement with the minority partners of our S&P/DJ Indices partnership discussed in Note 3 contains redemption features whereby interests held by minority partners are redeemable either (i) at the option of the holder or (ii) upon the occurrence of an event that is not solely within our control. Specifically, under the terms of the operating agreement of S&P/DJ Indices, after December 31, 2017, CME Group and CGIS will have the right at any time to sell, and we are obligated to buy, at least 20% of their share in S&P/DJ Indices. In addition, in the event there is a change of control of the Company, for the 15 days following a change in control, CME Group and CGIS will have the right to put their interest to us at the then fair value of CME Group's and CGIS' minority interest.

If interests were to be redeemed under this agreement, we would generally be required to purchase the interest at fair value on the date of redemption. This interest is presented on the unaudited consolidated balance sheet outside of equity under the caption “Redeemable noncontrolling interest” with an initial value based on fair value for the portion attributable to the net assets we acquired, and based on our historical cost for the portion attributable to our S&P Index business. Redeemable noncontrolling interest will be adjusted each reporting period at its estimated redemption value, but not less than its initial fair value. Any adjustments to the redemption value will impact retained income.

Noncontrolling interests that do not contain such redemption features are presented in equity.

11.	Earnings Per Share

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

(in millions, except per share amounts)	Three Months Ended		Six Months Ended
	2012	2011	2012	2011
Amounts attributable to The McGraw-Hill Companies, Inc. common shareholders:
Income from continuing operations	$216	$211	$339	$332
Loss from discontinued operations, net of tax	—	—	—	(1)
Net income attributable to the Company	$216	$211	$339	$331

Basic weighted-average number of common shares outstanding	279.7	303.6	278.9	304.4
Effect of stock options and other dilutive securities	5.6	5.6	5.6	5.0
Diluted weighted-average number of common shares outstanding	285.3	309.2	284.5	309.4

Basic EPS:
Income from continuing operations	$0.77	$0.70	$1.22	$1.09
Loss from discontinued operations, net of tax	—	—	—	—
Net income	$0.77	$0.70	$1.22	$1.09
Diluted EPS:
Income from continuing operations	$0.76	$0.68	$1.19	$1.07
Loss from discontinued operations, net of tax	—	—	—	—
Net income	$0.76	$0.68	$1.19	$1.07

Restricted performance shares outstanding of 1.4 million and 1.6 million as of June 30, 2012 and June 30, 2011, respectively, were not included in the computation of diluted EPS because the necessary vesting conditions had not been met.

The effect of the potential exercise of stock options is excluded from the computation of diluted EPS when the average market price of our common stock is lower than the exercise price of the related option during the period because the effect would have been antidilutive. For the three months ended June 30, 2012 and 2011, the number of stock options excluded from the computation was 3.8 million and 10.0 million, respectively, and 4.0 million and 10.8 million for the six months ended June 30, 2012 and 2011, respectively.

12.	Restructuring

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

During the fourth quarter of 2011, we initiated a restructuring plan to create a flatter and more agile organization as part of our Growth and Value Plan, which includes creating two independent public companies with focused cost structures. While initially focused on our MHE segment, these actions also included other parts of the Company. We recorded a pre-tax restructuring charge of $66 million, consisting primarily of facility exit costs and employee severance costs related to a company-wide workforce reduction of approximately 800 positions. In the second quarter of 2012 we recorded an additional pre-tax restructuring charge of $5 million primarily for employee severance costs as part of the Growth and Value Plan. For the three months ended June 30, 2012, we have reduced the reserve by $12 million, primarily relating to cash payments for employee severance costs, mainly at MHE. The remaining reserve as of June 30, 2012 is $37 million and is included in other current liabilities in the unaudited consolidated balance sheet.

As of June 30, 2012, our 2006 restructuring initiative still has a remaining reserve relating to facilities costs of $3 million.

13.	Segment and Related Information

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

•
C&C includes business and professional media, offering information, insight and analysis; and consists of business to business companies (including such brands as Platts, J.D. Power and Associates (“JDPA”), McGraw-Hill Construction and Aviation Week). In accordance with the presentation of the Broadcasting Group as discontinued operations, the results of operations for all prior periods presented have been reclassified to reflect this change. See Note 3 for further discussion.

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

The Executive Committee, consisting of our principal corporate executives, is our chief operating decision-maker and evaluates performance of our segments and allocates resources based primarily on operating income. A summary of operating results by segment for the periods ended June 30 is as follows:

Three Months	2012		2011
(in millions)	Revenue	Operating Income	Revenue		Operating Income
S&P Ratings	$483	$208	$480		$213
S&P Capital IQ / S&P Indices	366	100	333		98
C&C	241	71	222		49
MHE	474	57	537		42
Intersegment elimination [1]	(17)	—	(15)	[1]	—
Total operating segments	1,547	436	1,557		402
General corporate expense	—	(71)	—		(44)
Total	$1,547	$365	$1,557		$358

Six Months	2012			2011
(in millions)	Revenue		Operating Income (Loss)	Revenue		Operating Income (Loss)
S&P Ratings	$949		$394	$923		$403
S&P Capital IQ / S&P Indices	719		207	657		194
C&C	474		135	429		87
MHE	770		(8)	839		(33)
Intersegment elimination [1]	(34)	[1]	—	(30)	[1]	—
Total operating segments	2,878		728	2,818		651
General corporate expense	—		(142)	—		(78)
Total	$2,878		$586	$2,818		$573

[1]	Revenue for S&P Ratings and expenses for S&P Capital IQ / S&P Indices include an intersegment royalty charged to S&P Capital IQ /

S&P Indices for the rights to use and distribute content and data developed by S&P Ratings.

14.	Commitments and Contingencies

Rental Expense and Lease Obligations

As of June 30, 2012, the remaining deferred gain related to our sale-leaseback transaction with Rock-McGraw, Inc. was $129 million, as $3 million and $7 million was amortized during the three and six months ended June 30, 2012, respectively. Interest expense associated with this operating lease for the three and six months ended June 30, 2012 was $2 million and $3 million, respectively.

Related Party Agreements

We entered into a new license agreement (the "License Agreement") with the holder of S&P/DJ Indices noncontrolling interest, CME Group, which replaced the 2005 license agreement between S&P Indices and CME Group. Under the terms of the License Agreement, S&P/DJ Indices receives a share of the profits from the trading and clearing of CME Group's equity index products. During the three months ended June 30, 2012, S&P/DJ Indices earned an immaterial amount of revenue under the terms of the License Agreement. The entire amount of this revenue is included in our unaudited consolidated statement of income, and the portion related to the 27% noncontrolling interest is removed in the net income attributable to noncontrolling interests.

Legal Matters

The following amends the disclosure in Note 13 — Commitments and Contingencies to the consolidated financial statements of our Annual Report.

•
In connection with the Reese matter, on April 2, 2012, the District Court entered judgment granting the Defendants’ motion to dismiss, and dismissing all claims asserted against the Defendants in their entirety. The Lead Plaintiff has appealed the dismissal order.

•
In connection with the Gearren and Sullivan matters, on February 23, 2012, the Court of Appeals denied the plaintiffs’ petition for reconsideration by the full Court. Plaintiffs have filed a petition with the United States Supreme Court asking it to review the decision.

•
The Civil Division of the Department of Justice (“DOJ”) and the Division of Enforcement of the Securities and Exchange  Commission (“SEC”) are investigating potential violations of civil provisions of federal law relating to S&P's ratings of structured products. We have been in discussions with representatives of the DOJ and the SEC presenting our position on the issues raised by them and articulating why neither of them should commence proceedings adverse to the Company or its personnel.

We believe that the claims asserted and/or contemplated in the proceedings described in Note 13 — Commitments and Contingencies to the consolidated financial statements of our Annual Report, as amended above, have no basis and they will be vigorously defended by the Company and/or the subsidiaries involved.

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

15.	Recently Adopted Accounting Standards

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

(Dollars in millions, except per share amounts or as noted)

The following Management's Discussion and Analysis (“MD&A”) provides a narrative of the results of operations and financial condition of The McGraw-Hill Companies, Inc. (together with its consolidated subsidiaries, "McGraw-Hill," the “Company,” “we,” “us” or “our”) for the three and six months ended June 30, 2012. The MD&A should be read in conjunction with the consolidated financial statements, accompanying notes and MD&A included in our annual report on Form 10-K for the year ended December 31, 2011 (our “Annual Report”), which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Percentages in the following exhibits within the MD&A are calculated off the whole number, not the disclosed rounded number in the table. The MD&A includes the following sections:

•	Overview

•	Results of Operations — Comparing the Three and Six Months June 30, 2012 and 2011

•	Liquidity and Capital Resources

•	Reconciliation of Non-GAAP Financial Information

•	Critical Accounting Estimates

•	Recently Adopted Accounting Standards

•	Forward-Looking Statements

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

•	C&C consists of business-to-business companies specializing in commercial and commodities markets that deliver their customers access to actionable data and analytics.

•
MHE is a leading global provider of educational materials, information and solutions serving the elementary and high school, college and university, professional, international and adult education markets.

We reported our Broadcasting Group, previously included in our C&C segment, as a discontinued operation. We completed the sale on December 30, 2011 and, accordingly, the results of operations of the Broadcasting Group for all prior periods presented have been reclassified to reflect the business as a discontinued operation and the assets and liabilities of the business have been removed from the consolidated balance sheet as of December 31, 2011 and reclassified as held for sale as of June 30, 2011.

On September 12, 2011, we announced that our Board of Directors has unanimously approved a comprehensive Growth and Value Plan that includes separation into two public companies: McGraw-Hill Financial, focused on content and analytics for the financial markets, and McGraw-Hill Education, Inc., focused on education products and services and digital learning. The separation will be accomplished through a series of transactions in which the assets, liabilities and operations of the current MHE segment of McGraw-Hill on a global basis will be transferred to McGraw-Hill Education, Inc. or entities that are, or will become prior to the separation, subsidiaries of McGraw-Hill Education, Inc. Each shareholder of McGraw-Hill will receive one share of McGraw-Hill Education, Inc. common stock for every three shares of McGraw-Hill common stock held on the record date for the share distribution. Current holders of McGraw-Hill stock will also retain their shares of McGraw-Hill.

We received a favorable tax ruling from the Internal Revenue Service on April 23, 2012, which provides that the separation of McGraw-Hill Education, Inc. will be tax free to the Company and its shareholders. In addition, we filed the initial McGraw-Hill

Education, Inc. Form 10 registration statement with the U.S. Securities and Exchange Commission on July 11, 2012. We expect to complete the separation by the end of 2012 through a spin-off of the education business to the Company’s shareholders, subject to various conditions and regulatory approvals, including final Board approval. While we are pursuing a separation as described above we are also actively evaluating other options to deliver shareholder value, including a potential sale of MHE.

For the three and six months ended June 30, 2012, we recorded $42 million and $75 million, respectively, of Growth and Value Plan related costs. These costs are necessary to enable separation, reduce our cost structure, accelerate growth and increase shareholder value. Specifically, these costs related to professional fees, transaction costs for our S&P/Dow Jones Indices, LLC joint venture, severance charges, and for the six months, a charge related to a reduction in our lease commitments, and are included in selling and general expenses in the consolidated statements of income. Total costs incurred to date related to the Growth and Value Plan are $85 million and we currently estimate for the remainder of the year that we will incur an additional $80 million of one-time separation expenses necessary to implement the Growth and Value Plan. These one-time expenses are largely professional fees, as we need the support of various consultants, business process and information technology firms, and financial advisors. In addition, we anticipate that during 2012 we will continue to incur restructuring costs as part of our ongoing cost reduction initiatives and restructuring expense for 2012 could be approximately $65 million.

Key results for the periods ended June 30 are as follows:

(in millions, except per share amounts)	Three Months Ended			Six Months Ended
	2012	2011	% Change	2012	2011	% Change
Revenue	$1,547	$1,557	(1)%	$2,878	$2,818	2%
Operating income	$365	$358	2%	$586	$573	2%
Operating margin %	24%	23%	4%	20%	20%	—%
Diluted earnings per share	$0.76	$0.68	11%	$1.19	$1.07	11%

Revenue increased in all of our segments, except MHE, and operating income (loss) improved in all of our segments, except S&P Ratings, as compared to the second quarter and first half of 2011.

•
S&P Ratings revenue for the second quarter increased 1%, while operating income decreased (2)%. For the first six months revenue increased 3%, while operating income decreased (2)%. Revenue growth was driven by increases in public finance driven by strong municipal bond issuance in the U.S., partially offset by declines in CRISIL, our majority owned Indian credit rating agency, and weaker bank loan ratings. The increase for the first six months was also impacted by record high-yield corporate bond issuance in the first quarter of 2012, partially offset by structured finance. Operating income decreased slightly compared to the second quarter and first six months of 2011 due to increased expenses resulting from higher personnel costs driven by global staff increases and increased legal expenses.

•
S&P Capital IQ / S&P Indices revenue and operating income for the second quarter increased 10% and 2%, respectively, and for the first six months increased 9% and 7%, respectively. These increases were primarily attributable to Integrated Desktop Solutions, mainly at Capital IQ and our subscription base for the Global Credit Portal, which includes RatingsDirect; increases at Enterprise Solutions driven by growth at Global Data Solutions, which includes RatingsXpress; and S&P Indices due to growth in exchange-traded fund products. Also impacting operating income were higher expenses primarily from personnel costs, additional costs to further develop infrastructure, our acquisition of QuantHouse in April 2012 and transaction costs for our S&P/Dow Jones Indices, LLC joint venture.

•
C&C revenue and operating income for the second quarter increased 9% and 45%, respectively, and for the first six months increased 10% and 55%, respectively. These increases were primarily driven by strong demand for Platts’ proprietary content and growth in our syndicated studies and advertising claims across our automotive and non-automotive sectors at JDPA, partially offset by decreases in our construction businesses. Additional costs related to revenue growth at Platts, timing of certain technology and new product initiatives across C&C, as well as the acquisition of the Steel Business Briefing Group, which was not included in our results until the third quarter of 2011, partially offset the growth in the segment.

•
MHE revenue decreased (12)%, while operating income increased 36% for the second quarter. For the first six months revenue decreased (8)%, while operating loss improved 76%. Revenue decreased primarily due to decreases in the adoption states as well as open territory sales at School Education Group. Operating income (loss) improved primarily due to lower personnel costs as a result of the restructuring actions taken in the fourth quarter of 2011 and lower expenses given the reduced revenue opportunities in the adoption states. In addition, operating margin improved due to tight overall cost controls, a reduction in amortization of prepublication costs and lower reserve requirements.

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

Uncertainties

There can be no assurance that we will achieve success in implementing any one or more of these strategies. The following factors could unfavorably impact operating results in 2012:

•	Prolonged difficulties in the global credit markets;

•	A change in the regulatory environment affecting our businesses;

•	Lower educational funding as a result of state budget concerns;

•	A change in educational spending; and

•	Unanticipated problems in executing our Growth and Value Plan.

Further projections and discussion on our 2012 outlook for our segments can be found within “Results of Operations”.

RESULTS OF OPERATIONS — COMPARING THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

Consolidated Review

(in millions)	Three Months			Six Months
	2012	2011	% Change	2012	2011	% Change
Revenue
Product	$462	$523	(12)%	$756	$821	(8)%
Service	1,085	1,034	5%	2,122	1,997	6%
Total revenue	1,547	1,557	(1)%	2,878	2,818	2%
Total Expenses
Operating-related expenses
Product	213	239	(11)%	376	411	(9)%
Service	361	354	2%	728	685	6%
Total operating-related expenses	574	593	(3)%	1,104	1,096	1%
Selling and general expenses	568	580	(2)%	1,110	1,083	2%
Depreciation and amortization	40	39	3%	78	79	(1)%
Total expenses	1,182	1,212	(2)%	2,292	2,258	2%
Other income	—	(13)	(100)%	—	(13)	(100)%
Operating income	365	358	2%	586	573	2%
Interest expense, net	20	20	2%	41	39	5%
Provision for taxes on income	125	122	2%	198	194	2%
Loss from discontinued operations, net of tax	—	—	—	—	(1)	N/M
Less: net income attributable to noncontrolling interests	(4)	(5)	(10)%	(8)	(8)	(5)%
Net income attributable to the Company	$216	$211	2%	$339	$331	2%

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

Revenue

Three Months

Product revenue decreased primarily due to decreases at MHE from lower adoption state and open territory sales. Service revenue increased primarily due to growth in our global commodities products, increases in public finance, growth for our Capital IQ product, higher sales of exchange-traded fund products, growth in Global Data Solutions and the acquisition of QuantHouse in April. This was partially offset by a decline at CRISIL, and declines in our construction business and custom testing revenue at MHE. See “Segment Review” below for further information.

Foreign exchange rates had an unfavorable impact of $20 million on revenue for the second quarter. This impact refers to constant currency comparisons estimated by re-calculating current year results of foreign operations using the average exchange rate from the prior year.

Six Months

Product revenue decreased primarily due to the reasons noted above for the three months, partially offset by higher syndicated studies at C&C. Service revenue increased primarily due to the reasons noted above for the three months as well as increases in U.S. high-yield corporate bond issuance. This was partially offset by a decline in our construction business, structured finance and custom testing revenue at MHE. See “Segment Review” below for further information.

Foreign exchange rates had an unfavorable impact of $26 million on revenue for the first half of 2012.

Total Expenses

The following tables provide an analysis by segment of our operating-related expenses and selling and general expenses for the periods ended June 30:

Three Months

(in millions)	2012		2011		% Change
	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses
S&P Ratings	$162	$107	$170	$92	(5)%	16%
S&P Capital IQ / S&P Indices [1]	127	129	113	114	12%	13%
C&C	87	78	86	97	1%	(20)%
MHE	217	183	241	233	(10)%	(21)%
Intersegment eliminations	(17)	—	(15)	—	13%	—
Total segments	576	497	595	536	(3)%	(7)%
Corporate [2]	(2)	71	(2)	44	—	N/M
	$574	$568	$593	$580	(3)%	(2)%

[1]	Selling and general expenses includes transaction costs for our S&P/Dow Jones Indices, LLC joint venture.

[2]	Selling and general expenses includes expenses for our Growth and Value Plan, including costs related to the spin-off of MHE and other related non-recurring costs.

Operating-Related Expenses

Operating-related expenses decreased $19 million or (3)%, primarily driven by lower costs at MHE compared to the second quarter of 2011, primarily due to a reduction in plant amortization, lower manufacturing costs and lower direct expenses associated with the decrease in the adoption states sales at MHE, collectively totaling $16 million in savings. Partially offsetting the decrease were increased compensation costs at S&P Capital IQ / S&P Indices of $9 million or 14% as a result of global staff increases and higher personnel costs. Incentive costs have also increased primarily due to higher expected performance achievement and an increase in the grant price of our equity awards.

Intersegment eliminations relates to a royalty charged to S&P Capital IQ / S&P Indices for the rights to use and distribute content and data developed by S&P Ratings.

Selling and General Expenses

During the second quarter of 2012, we recorded $42 million of Growth and Value Plan related costs necessary to enable separation and reduce our cost structure, which includes $19 million of professional fees, $15 million of transaction costs for our S&P/Dow Jones Indices, LLC joint venture and $8 million of severance charges. Excluding these costs, selling and general expenses decreased $54 million or (9)%, primarily due to lower personnel costs of $18 million at MHE as a result of the restructuring actions taken in the fourth quarter of 2011, and lower selling and marketing expenses of $30 million given the reduced revenue opportunities in the adoption states. In addition, the write-off of deferred costs recorded in prior periods at C&C during the second quarter of 2011 also impacted the reduction in selling and general expenses. These decreases were partially offset by higher costs associated with increased sales and additional stock-based compensation. Personnel costs increased $7 million or 11% at C&C and $4 million or 6% at S&P Capital IQ / S&P Indices as revenue growth improved 9% and 10% , respectively. In addition, S&P Ratings had increased legal costs of $7 million as compared to the second quarter of 2011.

Depreciation and Amortization

Depreciation and amortization increased $1 million or 3%, primarily due to additional intangible asset amortization related to our recent acquisitions.

Six Months

(in millions)	2012		2011		% Change
	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses
S&P Ratings	$343	$198	$325	$183	6%	8%
S&P Capital IQ / S&P Indices [1]	251	243	224	222	12%	9%
C&C	165	165	167	179	(1)%	(8)%
MHE	383	360	414	421	(7)%	(14)%
Intersegment eliminations	(34)	—	(31)	—	10%	—
Total segments	1,108	966	1,099	1,005	1%	(4)%
Corporate [2]	(4)	144	(3)	78	—	N/M
	$1,104	$1,110	$1,096	$1,083	1%	2%

[1]	Selling and general expenses includes transaction costs for our S&P/Dow Jones Indices, LLC joint venture.

[2]	Selling and general expenses includes expenses for our Growth and Value Plan, including costs related to the spin-off of MHE and other related non-recurring costs.

Operating-Related Expenses

Operating-related expenses increased $8 million or 1%, primarily driven by increased compensation costs at S&P Ratings of $21 million or 8% and S&P Capital IQ / S&P Indices of $17 million or 14%. These increases were primarily a result of global staff increases and higher personnel costs. Incentive costs have also increased primarily due to higher expected performance achievement and an increase in the grant price of our equity awards. Partially offsetting the increases were lower costs at MHE compared to the first half of 2011 due to a reduction in plant amortization, lower manufacturing costs and lower direct expenses associated with the decrease in the adoption states sales at MHE, collectively totaling $23 million in savings.

Intersegment eliminations relates to a royalty charged to S&P Capital IQ / S&P Indices for the rights to use and distribute content and data developed by S&P Ratings.

Selling and General Expenses

During the first half of 2012, we recorded $75 million of Growth and Value Plan related costs necessary to enable separation and reduce our cost structure, which includes professional fees, transaction costs for our S&P/Dow Jones Indices, LLC joint venture, severance charges and a charge related to a reduction in our lease commitments. Excluding these costs, selling and general expenses decreased $48 million or (4)%, primarily due to lower personnel costs at MHE of $22 million as a result of the restructuring actions taken in the fourth quarter of 2011, and lower selling and marketing expenses of $36 million given the reduced revenue opportunities in the adoption states. In addition, the write-off of deferred costs recorded in prior periods at C&C during the second quarter of 2011 also impacted the reduction in selling and general expenses. These decreases were partially offset by higher costs associated with increased sales and additional stock-based compensation. Personnel costs increased $16 million or 13% at C&C and $10 million or 8% at S&P Capital IQ / S&P Indices as revenue growth improved 10% and 9%, respectively. In addition, S&P Ratings had increased legal costs of $19 million as compared to the first six months of 2011.

Depreciation and Amortization

Depreciation and amortization decreased $1 million or (1)% primarily due to reduced purchases of furniture and computer equipment last year as we focused on continued cost controls, partially offset by additional intangible asset amortization related to our recent acquisitions.

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

The table below reconciles segment operating income (loss) to total operating income for the periods ended June 30:

Three Months

(in millions)	2012	2011	% Change
S&P Ratings	$208	$213	(2)%
S&P Capital IQ / S&P Indices [1]	100	98	2%
C&C	71	49	45%
MHE	57	42	36%
Total segment operating income	436	402	8%
General corporate expense [2]	(71)	(44)	61%
Total operating income	$365	$358	2%

[1]	Includes transaction costs for our S&P/Dow Jones Indices, LLC joint venture.

[2]	Includes depreciation expense and expenses for our Growth and Value Plan, including costs related to the spin-off of MHE and other related non-recurring costs.

Segment Operating Income — Segment operating income for the three months ended June 30, 2012, increased $34 million or 8%, as compared with the same period in 2011. Segment operating income margins were 28% and 26% for the three months ended June 30, 2012 and 2011, respectively. Continued growth at C&C and cost improvements at MHE contributed to the margin improvement in 2012. See “Segment Review” below for further information. In addition, segment operating income benefited in the quarter from reduced pension costs as we froze our U.S. Employee Retirement Plan effective on April 1, 2012.

General Corporate Expense — General corporate expenses, included in selling and general expenses, mainly include the portion of corporate expenses not allocated to the segments, such as management and administration, legal, certain compensation and retiree benefits, and other expenses. General corporate expenses for the three months ended June 30, 2012, increased by $27 million mainly as a result of $27 million of Growth and Value Plan related costs necessary to enable separation and reduce our cost structure, which includes $19 million of professional fees and $8 million of severance charges.

Foreign exchange rates had a favorable impact of $9 million on operating income for the second quarter. This impact refers to constant currency comparisons and the remeasurement of monetary assets and liabilities. Constant currency impacts are estimated by re-calculating current year results of foreign operations using the average exchange rate from the prior year. Remeasurement impacts are based on the variance between current-year and prior-year foreign exchange rate fluctuations on assets and liabilities denominated in currencies other than the individual businesses functional currency.

Six Months

(in millions)	2012	2011	% Change
S&P Ratings	$394	$403	(2)%
S&P Capital IQ / S&P Indices [1]	207	194	7%
C&C	135	87	55%
MHE	(8)	(33)	76%
Total segment operating income	728	651	12%
General corporate expense [2]	(142)	(78)	82%
Total operating income	$586	$573	2%

[1]	Includes transaction costs for our S&P/Dow Jones Indices, LLC joint venture.

[2]	Includes depreciation expense and expenses for our Growth and Value Plan, including costs related to the spin-off of MHE and other related non-recurring costs.

Segment Operating Income — Segment operating income for the six months ended June 30, 2012, increased $77 million, or 12%, as compared with the same period in 2011. Segment operating income margins were 25% and 23% for the six months ended June 30, 2012 and 2011, respectively. Growth at C&C and S&P Capital IQ / S&P Indices and cost improvements at MHE contributed to the margin improvement in the first half of 2012. See “Segment Review” below for further information. In addition, segment operating income benefited from reduced pension costs as we froze our U.S. Employee Retirement Plan effective on April 1, 2012.

General Corporate Expense — General corporate expenses, included in selling and general expenses, mainly include the portion of corporate expenses not allocated to the segments, such as management and administration, legal, certain compensation and retiree benefits, and other expenses. General corporate expenses for the six months ended June 30, 2012, increased by $64 million mainly as a result of $60 million of Growth and Value Plan related costs necessary to enable separation and reduce our cost structure, which includes professional fees, severance charges, and a charge related to a reduction in our lease commitments.

Foreign exchange rates had a favorable impact of $11 million on operating income for the first six months of 2012.

Interest Expense, net

Net interest expense remained relatively flat in the second quarter as compared to the second quarter of 2011 and increased 5% in the first six months of 2012, primarily due to increased interest expense related to uncertain tax positions, as well as lower international interest income from our investments in the first half of 2012 compared to the first half of 2011.

Provision for Income Taxes

Our effective tax rate from continuing operations was 36.3% for the three and six months ended June 30, 2012 and 2011. Including discontinued operations, the effective tax rate was 36.4% for the three and months ended June 30, 2011.

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

The following table provides revenue and segment operating income information for the periods ended June 30:

(in millions)	Three Months			Six Months
	2012	2011	% Change	2012	2011	% Change
Revenue:
Transaction	$203	$196	4%	$397	$372	7%
Non-transaction	280	284	(2)%	552	551	—%
Total revenue	$483	$480	1%	$949	$923	3%
% of total revenue:
Transaction	42%	41%		42%	40%
Non-transaction	58%	59%		58%	60%
Revenue:
Domestic	$263	$246	7%	$510	$485	5%
International	220	234	(6)%	439	438	—%
Total revenue	$483	$480	1%	$949	$923	3%
Operating income	$208	$213	(2)%	$394	$403	(2)%
Operating margin %	43%	44%		42%	44%

Foreign exchange rates had an unfavorable impact of $13 million on revenue and a favorable impact of $2 million on operating income for the quarter, and an unfavorable impact of $18 million on revenue and a favorable impact of $1 million on operating income in the first six months of 2012.

Revenue

Three Months

Transaction revenue increased and non-transaction revenue decreased compared to the second quarter of 2011. Non-transaction revenue includes an intersegment royalty charged to S&P Capital IQ / S&P Indices for the rights to use and distribute content and data developed by S&P Ratings. Royalty revenue for the three months ended June 30, 2012 and 2011 was $17 million and $15 million, respectively.

The increase in transaction revenue compared to the second quarter of 2011 was driven by increases in public finance primarily from strong municipal bond issuance in the U.S. as refunding activity increased dramatically over the comparable prior-year quarter, which was impacted significantly by the conclusion of the federal Build America Bond program at the end of 2010. In addition, structured finance contributed to the growth in transaction revenue driven by increased issuance of collateralized loan obligations ("CLOs") and asset backed securities ("ABS"). These increases were partially offset by decreases in high-yield bond issuance and weaker bank loan ratings.

Revenue derived from non-transaction related sources decreased compared to the second quarter of 2011 due to declines at CRISIL, our majority owned Indian credit rating agency, mainly due to adverse foreign exchange rates and a decline in outsourcing services, and declines in surveillance and program fees in structured finance. These decreases were partially offset by growth in entity credit ratings.

Six Months

Transaction revenue grew and non-transaction revenue remained relatively flat compared to the first half of 2011. The increase in transaction revenue was driven by record high-yield corporate bond issuance in the first quarter of 2012 and the reasons noted above for the quarter. Non-transaction revenue remained relatively flat as growth in entity credit ratings was offset by declines in structured finance related to lower annual fees, which includes surveillance and other customer-relationship fees, and program fees for asset-backed commercial paper as there was less outstanding. Royalty revenue for the six months ended June 30, 2012 and 2011 was $34 million and $30 million, respectively.

Operating Income

Operating income decreased slightly compared to the second quarter and first six months of 2011 as the increase in revenue as noted above was offset by increased expenses resulting from higher personnel costs driven by global staff increases and increased legal expenses.

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

	Second Quarter Compared to Prior Year		Year-to-Date Compared to Prior Year
Corporate Issuance	U.S.	Europe	U.S.	Europe
High-Yield Issuance	(39)%	(48)%	(13)%	(31)%
Investment Grade	7%	(35)%	7%	(15)%
Total New Issue Dollars — Corporate Issuance	(9)%	(36)%	1%	(16)%

•
Corporate issuance in the U.S. was down in the quarter driven by weak high-yield issuance due to risk aversion emanating from the Eurozone crisis. Investment grade issuance remained resilient in the U.S. as borrowers took advantage of low funding rates to opportunistically refinance existing debt, which was greeted very favorably by investors seeking higher yield . Year-to-date comparisons benefited from record high-yield debt issuance in the first quarter and healthy investment grade debt issuance in the first half of 2012.

•
Europe corporate issuance is down in the quarter and year-to-date primarily driven by weak financial services issuance due to the Eurozone crisis. Year-to-date comparisons benefited from the robust increase in industrial debt issuance in the first quarter of 2012.

	Second Quarter Compared to Prior Year		Year-to-Date Compared to Prior Year
Structured Finance	U.S.	Europe	U.S.	Europe
Residential Mortgage-Backed Securities (“RMBS”)	(8)%	(37)%	11%	(47)%
Commercial Mortgage-Backed Securities (“CMBS”)	33%	97%	(3)%	(47)%
Collaterized Debt Obligations (“CDO”)	44%	1%	22%	41%
Asset-Backed Securities (“ABS”)	19%	25%	27%	(4)%
Covered Bonds	—%	(75)%	*	(53)%
Total New Issue Dollars — Structured Finance	22%	(60)%	24%	(48)%

*	Represents low issuance levels in 2012 and no activity in 2011.

•
RMBS volume is down in the U.S. in the quarter as the sector continues to battle high unemployment, continued home pricing pressures and historically lower levels of mortgage originations accompanied by a general decline in re-REMIC activity. Year-to-date RMBS grew marginally off a low base in 2011. RMBS volume in Europe was down in the quarter and year-to-date reflective of a general lack of supply as many investors were holding off on issuing new primary transactions until the European Central Bank's ("ECB") long-term refinancing operations ("LTRO"), which provided lower cost financing options, expire.

•	CMBS issuance in the quarter is up in the U.S. as the sector continues to recover. Year-to-date issuance is slightly down as a result of lower average deal size in the first quarter. European CMBS issuance continued to remain constrained in the quarter with low issuance levels in both periods.

•
Issuance in the CDO asset class in the U.S. in the quarter and year-to-date was driven by strong CLO issuance and a higher volume of market transactions. European issuance in the CDO asset class was minimal due to economic uncertainty and quarter and year-to-date increases compare to a very low level of activity in 2011.

•
ABS issuance in the U.S. is up in the quarter and year-to-date primarily due to strength in autos, credit cards and, to a lesser extent, student loans. Strong credit and rating performance, tighter pricing, increased consumer borrowing and refinancing opportunities in the student loan sector all contributed to the increase. European ABS is up in the quarter driven by higher market activity and down slightly year-to-date since financial institutions had lower funding requirements as the result of additional liquidity provided by the ECB through its LTRO in the first quarter of 2012.

•
Covered bond issuance (which are debt securities backed by cash flows from mortgages or public sector loans) in Europe is down in the quarter and year-to-date resulting from uncertainty regarding sovereign risk and the potential unfavorable impact on this sector as well as lower funding requirements due to additional liquidity provided by the ECB through its LTRO.

Industry Highlights and Outlook

Uncertain economic conditions in Europe have contributed to the decline in issuance levels in the second quarter of 2012. This followed record U.S. high-yield issuance in the first quarter of 2012, which was driven by attractive funding rates as a result of a decline in corporate credit spreads, historically low treasury yields and an increase in investor demand for new issues. Spreads for both investment grade and high-yield issuance have still tightened from the end of 2011 driven primarily by liquidity infusions by the central banks. We believe the longer term outlook for the corporate bond market continues to be healthy. There is a large amount of maturing global corporate debt which will eventually need to be refunded over the next several years. Also, in Europe, non-financial issuance should continue to be bolstered by a shift in corporate financing from bank loans to bonds resulting from increased bank capital requirements. However, in the short-term, issuers may exercise some discretion as to the timing of the refunding transactions depending upon market conditions. We expect corporate bond issuance to be subdued until the market volatility stabilizes. Once this occurs, we expect a resurgence in market activity as many issuers are still waiting for more favorable market conditions in which to issue corporate bonds.

Structured finance is expected to increase modestly in the second half of 2012 in comparison to 2011, primarily due to a combination of slightly better economic prospects for companies and less pessimistic expectations of defaults and downgrades in the corporate world, coupled with some regained stability in the asset class. The outlook for the CDO market is dependent upon banks’ willingness to initiate new loans and investors’ risk appetite to invest in new CDO structures.

The recovery of the RMBS and CMBS markets continues to be dependent upon the recovery of both the residential and commercial real estate markets. The U.S. CMBS market has fared better than the European CMBS market as the European market has been more unfavorably affected by the slowdown in economic growth. Increasing CMBS volumes will be somewhat dependent on the refinancing of commercial loans. The U.S. RMBS market will continue to remain under pressure given continued uncertainty over home prices and unemployment. European RMBS issuance volumes continued to weaken during the first half of 2012 and any potential resurgence is dependent upon sovereign and economic concerns subsiding.

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

See Note 14 — Commitments and Contingencies to our unaudited consolidated financial statements for further discussion.

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

The following table provides revenue and segment operating income information for the periods ended June 30:

(in millions)	Three Months			Six Months
	2012	2011	% Change	2012	2011	% Change
Revenue:
Subscription	$269	$245	10%	$535	$486	10%
Non-subscription	97	88	10%	184	171	7%
Total revenue	$366	$333	10%	$719	$657	9%
Revenue:
Domestic	$251	$230	9%	$497	$461	8%
International	115	103	12%	222	196	14%
Total revenue	$366	$333	10%	$719	$657	9%
Operating income	$100	$98	2%	$207	$194	7%
Operating margin %	27%	29%		29%	30%

Foreign exchange rates had an unfavorable impact of $1 million on revenue and a favorable impact of $6 million on operating income for the quarter, and an unfavorable impact on revenue of $1 million and a favorable impact on operating income of $7 million for the first six months of 2012.

Revenue

Three Months

Subscription and non-subscription revenue grew compared to the second quarter of 2011. Subscription revenue increased compared to the second quarter of 2011, primarily due to growth at Integrated Desktop Solutions and Enterprise Solutions. This was driven by market share gains and increased contract values for existing accounts at Capital IQ and growth in the subscription base, both in new clients and in further expanding the existing customer base for the Global Credit Portal, which includes RatingsDirect. Capital IQ continues to have significant client growth as the number of clients as of June 30, 2012 increased 13% from the comparable prior-year quarter. This includes a certain percentage of clients on TheMarkets.com platform that have been migrated to the Capital IQ platform.

Enterprise Solutions continues to benefit from the demand for securities identifiers and ratings data (i.e. CUSIP and RatingsXpress). There has also been growth in the subscription base for Global Data Solutions, which includes RatingsXpress, from new client relationships and expanded relationships into existing accounts and increases at CUSIP from growth in contract values. The acquisition of QuantHouse that occurred in April 2012 also contributed to double-digit growth at Enterprise Solutions in the second quarter of 2012.

Traditionally, subscription revenue has been primarily domestic, however, due to strong sales for the Global Credit Portal and RatingsXpress, particularly in Europe, and the continued enhancements of the Capital IQ international database, double-digit international growth continued to occur in the second quarter of 2012.

Non-subscription revenue increased as total revenue at S&P Indices increased 12%. Revenue from S&P Indices represents 24% of total S&P Capital IQ / S&P Indices revenue in the quarter. S&P Indices increased due to higher mutual fund revenue, higher average levels of assets under management for ETF products linked to our indices and slightly higher average trading volumes. Incremental fees related to the new licensing agreement with CME on their licensed exchange traded derivatives, implemented as a result of the closing of the S&P/Dow Jones Indices joint venture on June 29, 2012, also contributed to increases in the quarter.

Eleven new ETFs were launched during the second quarter of 2012 compared to sixteen launched during the second quarter of 2011. Assets under management for ETFs rose 7% to $349 billion in 2012 from $325 billion in the second quarter of 2011.

Six Months

Both subscription and non-subscription revenue grew compared to the first half of 2011 due to the factors noted above for the quarter.

Operating Income

Operating income increased compared to the second quarter and first six months of 2011, primarily due the growth in revenue as discussed above, partially offset by staff increases, primarily in developing regions, increased technology costs to support the growth in the employee base, higher personnel costs, costs to further develop our infrastructure and our acquisition of QuantHouse in April 2012. Transaction costs for our S&P/Dow Jones Indices, LLC joint venture also impacted margins for the second quarter and first six months of 2012. In addition, partially offsetting the growth in revenue for the first six months were additional costs to build out our integrated data feed within Global Data Solutions and increased royalty payments due to the growth in contract values in RatingsXpress and RatingsDirect.

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

Products at S&P Indices should continue to benefit as ETF assets grow globally. The business will also benefit from our joint venture with CME Group to form a new company, S&P/Dow Jones Indices LLC, which we completed in June 2012. The combination of these businesses creates the world's largest provider of financial market indices. While market volatility is expected to continue in 2012, an anticipated recovering economy and a slightly less volatile market may slow growth in our traded S&P Indices products. This group also should see opportunities in products internationally, primarily in the Middle East and Asia.

Legal and Regulatory Environment

The following amends the disclosure in Item 7, Management's Discussion and Analysis, in our Annual Report as it relates to S&P Capital IQ / S&P Indices:

•
In connection with the Standard & Poor's CUSIP Service Bureau matter, CUSIP Global Services has created and distributed a new data feed of US International Securities Identification Numbers tailored specifically to the institutions for their use within the European Economic Area.

Commodities & Commercial

C&C includes such brands as Platts, J.D. Power and Associates (“JDPA”), McGraw-Hill Construction and Aviation Week. The Broadcasting Group had historically been part of C&C. As of December 30, 2011 we completed the sale of the Broadcasting Group and in accordance with the presentation of the Broadcasting Group as discontinued operations, the results of operations of the business for periods presented in 2011 have been reclassified to reflect this change. See Note 3 – Acquisitions and Divestitures to our unaudited consolidated financial statements for further discussion.

The following table provides revenue and segment operating income information for the periods ended June 30:

(in millions)	Three Months			Six Months
	2012	2011	% Change	2012	2011	% Change
Total revenue	$241	$222	9%	$474	$429	10%
Operating income	$71	$49	45%	$135	$87	55%
Operating margin %	29%	22%		28%	20%

Foreign exchange rates had immaterial impact on revenue for the quarter and first six months, and favorable impacts of $1 million and $2 million on operating income for the quarter and first six months of 2012, respectively.

Revenue

Three Months

In the second quarter of 2012, revenue at C&C increased primarily due to strong demand for Platts’ proprietary content and by growth in advertising claims and proprietary studies across our automotive sectors at JDPA.

Platts’ revenue grew by 19% and represents 50% of total C&C revenue for the quarter with growth in North America and Europe, Middle East and Africa, slightly outpacing Latin America and Asia. This growth was mainly driven by strength in Platts’ data products, primarily related to petroleum and natural gas. The continued volatility in crude oil and other commodity prices is also having a favorable impact on revenue growth. The average price for crude oil futures during the second quarter was approximately 9% lower than the average price in the prior-year comparable quarter. Growth in international revenue across the commodities products was strong across all regions, particularly in Asia.

JDPA had revenue growth across both automotive and non-automotive sectors, including their Power Information Network® ("PIN") as well as their tracking business. PIN provides real-time automotive information and decision-support tools based on the collection and analysis of daily new- and used-vehicle retail transaction data from thousands of automotive franchises. JDPA's tracking business focuses on analyzing key performance measures against industry benchmarks, which helps companies better understand their competitive position on key measures of the customer experience.

Partially offsetting these increases at C&C were decreases in McGraw-Hill Construction as market declines have continued to reduce contract values; however new business growth related to new products and enhancements is beginning to increase.

Six Months

In the first half of 2012, C&C revenue increase was driven primarily by the factors noted above for the quarter. The two strategic acquisitions in 2011, Bentek Energy LLC in January and Steel Business Briefing Group (the “SBB Group”) in July, also contributed to the increase in revenue at Platts. Also contributing to the year-to-date increase at JDPA was an increase in syndicated sales in non-auto sectors compared to the prior-year, particularly energy and healthcare in the U.S. and telecom globally.

Operating Income

The key drivers for operating income growth in the segment for the second quarter and first half of 2012 were the revenue growth described above along with the timing of certain technology and new product initiatives across C&C. McGraw-Hill Construction also contributed to the overall growth in operating income as a result of expense savings from their continued focus on cost control across their business that outweighed their revenue decline. Offsetting the operating income increase were additional costs related to revenue growth at Platts as well as the acquisition of the SBB Group which was not included in our results until the third quarter of 2011.

Industry Highlights and Outlook

In 2012, C&C expects to continue to invest in digital capabilities that will enable our brands to become more integrated, creating a foundation for the development of new products and revenue streams. The segment will further expand its presence in selected markets and geographies to help drive growth.

The continuing growth in oil demand and the uncertainty of supply causes volatility in energy prices, which will drive market participant demand for Platts' proprietary content, including news, price assessments and analytics. The International Energy Agency projects that world oil consumption will rise to 89.9 million barrels per day, a gain of 0.8 million barrels per day compared to 2011. The global oil market may continue to be volatile in coming months due to greater dependence on shrinking OPEC spare production capacity as sanctions on Iranian oil begin to impact the market.

Demand for our automotive studies is driven by the performance of the automotive industry. In the second quarter of 2012, global and U.S. light vehicle sales increased approximately 10% and 15%, respectively, compared to the second quarter of 2011, with growth across all major markets except Europe and Brazil.

Demand for our construction offerings is primarily dependent on the non-residential construction industry. In the second quarter of 2012, non-residential building construction was down 11% from a year ago, as a 22% drop for the institutional side outweighed a modest 5% gain for the commercial sector. Residential building climbed 27%, compared to the second quarter of 2011. Non-building construction in the second quarter of 2012 was up 20% from a year ago, supported by a 31% surge for electric utilities.

McGraw-Hill Education

MHE consists of two operating groups: the Higher Education, Professional and International Group (“HPI”), serving the college and university, professional, international and adult education markets, and the School Education Group (“SEG”), serving the elementary and high school markets.

The following table provides revenue and segment operating income information for the periods ended June 30:

(in millions)	Three Months			Six Months
	2012	2011	% Change	2012	2011	% Change
Revenue:
HPI	$241	$245	(2)%	$442	$441	—%
SEG	233	292	(20)%	328	398	(18)%
Total revenue	$474	$537	(12)%	$770	$839	(8)%
Operating income (loss)	$57	$42	36%	$(8)	$(33)	(76)%
Operating margin %	12%	8%		(1)%	(4)%

Revenue and operating results for our MHE segment reflect the seasonal nature of our educational publishing businesses, with the first quarter being the least significant and the third quarter being the most significant.

Foreign exchange rates had a unfavorable impact of $6 million on revenue and an immaterial impact on operating income for the quarter, and a unfavorable impact on revenue of $7 million and a favorable impact on operating loss of $1 million for the first six months of 2012.

Revenue

Three Months

In the HPI group, Higher Education increased from the prior-year quarter due to an increase in digital sales of over 40% and higher sales of titles in the Business & Economics product line. The continued digital revenue growth is driven by our LearnSmart® and McGraw-Hill Connect® offering, which combines our homework management product line with our adaptive learning tutorial product.

Key titles contributing to the performance of Higher Education in the quarter included Sanderson, Computers in the Medical Office, 7/e; Lucas, The Art of Public Speaking, 11/e; Ober, Gregg College Keyboarding, 11/e; Saladin, Anatomy and Physiology, 6/e; and McConnell, Economics, 19/e.

Professional decreased over the comparable prior-year quarter, driven by a decline in print book sales resulting from market conditions and the publication of fewer major titles. This was partially offset by higher sales for digital subscription products and eBooks. Over 30% of Professional’s second quarter revenue was digital, and digital revenue grew by more than 19% as compared to the prior-year quarter.

International decreased from the comparable prior-year quarter driven by the unfavorable impact of foreign exchange rates. Sales increased in the Middle East and Asia and were flat with the prior-year quarter in Latin America, but were down in other regions.

Revenue at SEG decreased compared to the prior-year quarter, with declines occurring in both the adoption states and open territories. The decline in the adoption states resulted primarily from a difficult prior-quarter comparison as a result of a large K-5 reading purchase in California and stronger sales in Indiana, which purchased science and health in 2011 but offered fewer opportunities this year. Partially offsetting the adoption state revenue decline were higher sales in Florida, which is purchasing K-12 social studies this year. Declines in the open territory resulted primarily from lower sales in Maryland, Pennsylvania and Washington, partially offset by the timing of orders in New York.

Custom and formative testing revenue decreased due to planned reductions in the scope of work on several contracts, while non-custom or “shelf” revenue declined as a result of lower sales in some product lines.

Six Months

In the HPI group, Higher Education increased from the prior year primarily due to the increases noted above for the quarter. Professional decreased from the prior year primarily due to the reasons noted above for the quarter; however, slightly higher sales of print books in the first quarter partially offset some of the revenue reduction. International also decreased from the prior year primarily due to the reasons noted above for the quarter, although, India had higher sales in the first quarter due to the timing of orders for Higher Education product.

Revenue at SEG decreased compared to the prior year, with declines occurring in both the adoption states and open territories. In addition to the decreases noted above for the quarter, the decline in the adoption states resulted primarily from 2011 orders for intervention materials in Texas and reading in California that did not repeat this year. Custom and formative testing revenue and non-custom or “shelf” revenue declined compared to the prior year primarily due to the reasons noted above for the quarter.

Operating Income (Loss)

In the second quarter and first half of 2012 operating results for MHE improved, primarily due to reduced expenses in SEG compared to the prior-year periods. Personnel costs were lower as a result of the restructuring actions taken in the fourth quarter of 2011 and selling and marketing expenses were lower given the reduced revenue opportunities in the adoption states. In addition, operating margin improved due to tight overall cost controls, a reduction in amortization of prepublication costs and lower reserve requirements. These cost savings were partially offset by technology requirements and the continuing investment in digital product development within Higher Education.

Industry Highlights and Outlook

The projected increase in U.S. college enrollments is a rise of nearly 15% to 24.1 million between 2010 and 2020, according to the National Center for Education Statistics (“NCES”). The U.S. college new textbook market is $4.5 billion and is expected to grow about 0%-3% in 2012.

According to statistics compiled by the Association of American Publishers, total net sales of elementary and secondary instructional materials decreased by 10.6% through May 2012. Net sales for the industry in the adoption states decreased by 10.9% compared to the prior-year period, while net sales in the open territory states decreased by 10.4% compared to the prior-year period.

Total U.S. PreK-12 enrollment for 2011-2012 is estimated at nearly 55 million students, up 0.3% from 2010-2011, according to the NCES. We project that the 2012 el-hi market could decrease by approximately 10% versus the 2011 market, which was $3.3 billion for adoption and open territory sales.

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

Cash Flow Overview

Cash and equivalents were $836 million as of June 30, 2012, a decrease of $108 million from December 31, 2011, and consisted of domestic cash of $284 million and cash held abroad of $552 million. Typically, cash held outside the U.S. is anticipated to be utilized to fund international operations or to be reinvested outside of the U.S., as a significant portion of our opportunities for growth in the coming years are expected to be abroad. In the event funds from international operations are needed to fund operations in the U.S., we would be required to accrue for and pay taxes in the U.S. to repatriate these funds.

The following table provides cash flow information for the six months ended June 30:

(in millions)	2012	2011	% Change
Net cash provided by (used for):
Operating activities	$155	$338	(54)%
Investing activities	(243)	(214)	14%
Financing activities	(15)	(379)	(96)%

In the first half of 2012, free cash flow decreased to $(122) million compared to $72 million in the first half of 2011, a decrease of $194 million. The decline is primarily due to a decrease in cash provided by operating activities as discussed below. Free cash flow is a non-GAAP financial measure and reflects our cash flow provided by operating activities less investment in prepublication costs, capital expenditures and dividends. Capital expenditures include purchases of property and equipment and additions to technology projects. See “Reconciliation of Non-GAAP Financial Information” for a reconciliation of cash flow provided by operating activities, the most directly comparable U.S. GAAP financial measure, to free cash flow.

Our consolidated statements of cash flows for the three and six months ended June 30, 2011 include amounts related to discontinued operations. Discontinued operations did not have a significant impact on cash flows from operating, investing and financing activities.

Operating activities

Cash provided by operating activities was $155 million for the first six months of 2012 compared to $338 million for the first six months of 2011, a decrease of $183 million. The decrease is mainly due to the temporary acceleration of payments to vendors in the first half of 2012 driven by the transition to a new enterprise resource planning system at the end of the second quarter, as well as cash outlays associated with our Growth and Value Plan. We anticipate we will return to our normal payment cycle in the third quarter as the system transition will be complete. In addition, the reduction in cash provided by operating activities was primarily due to additional reductions in payables and accruals and an increase in accounts receivable. Specifically, payables and accruals decreased due to higher restructuring payments primarily at MHE, higher payables at S&P Ratings and a pension plan contribution payment made in the first quarter of 2012 that did not occur in 2011. The increase in accounts receivable was driven primarily by increased billings at S&P Ratings and S&P Capital IQ / S&P Indices.

Investing activities

Our cash outflows from investing activities are primarily for acquisitions, investment in prepublication costs and capital expenditures.

Cash used for investing activities increased $29 million to $243 million for the first six months of 2012, primarily due to a higher amount of cash paid for acquisitions, increased investment in prepublication costs and lower proceeds from dispositions due to the sale of our interest in LinkedIn Corporation in 2011, partially offset by cash inflows from short-term investments. Refer to Note 3 – Acquisitions and Divestitures to our unaudited consolidated financial statements for further information.

Financing activities

Our cash outflows from financing activities consist primarily of share repurchases and dividends to shareholders, while cash inflows are primarily proceeds from the exercise of stock options.

Cash used for financing activities was $15 million in the first six months of 2012 compared to $379 million in the first six months of 2011, a decrease of $364 million. The decrease is primarily attributable to a decrease in cash used for share repurchases and an increase in the exercise of employee stock options.

We did not utilize any cash for share repurchases in 2012. However, we received an additional 0.9 million shares from the conclusion of our Accelerated Share Repurchase Agreements that we entered into on December 7, 2011. Further discussion relating to these agreements can be found in Note 10 – Equity to our unaudited consolidated financial statements.

Additional Financing

Currently, we have the ability to borrow $1.2 billion in additional funds through our commercial paper program, which is supported by our $1.2 billion three-year credit agreement (our “credit facility”) that will terminate on July 30, 2013. We pay a commitment fee of 15 to 35 basis points for our credit facility, depending on our credit rating, whether or not amounts have been borrowed, and currently pay a commitment fee of 20 basis points. The interest rate on borrowings under our credit facility is, at our option, calculated using rates that are primarily based on either the prevailing London Inter-Bank Offer Rate, the prime rate determined by the administrative agent or the Federal funds rate. For certain borrowings under our credit facility there is also a spread based on our credit rating added to the applicable rate. As of June 30, 2012, we have not utilized our credit facility for additional funds.
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

(in millions)	2012	2011
Cash provided by operating activities	$155	$338
Investment in prepublication costs	(79)	(60)
Capital expenditures	(42)	(45)
Cash flow before dividends	34	233
Dividends paid to shareholders	(145)	(152)
Dividends paid to noncontrolling interests	(11)	(9)
Free cash flow	$(122)	$72

CRITICAL ACCOUNTING ESTIMATES

Our accounting policies are described in Note 1 – Accounting Policies to the consolidated financial statements in our Annual Report. As discussed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report, we consider an accounting estimate to be critical if it required assumptions to be made that were uncertain at the time the estimate was made and changes in the estimate or different estimates could have a material effect on our results of operations. These critical estimates include those related to revenue recognition, allowance for doubtful accounts and sales returns, inventories, prepublication costs, accounting for the impairment of long-lived assets (including other intangible assets), goodwill and indefinite-lived intangible assets, retirement plans and post-retirement healthcare and other benefits, stock-based compensation, income taxes and contingencies. We base our estimates on historical experience, current developments and on various other assumptions that we believe to be reasonable under these circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that cannot readily be determined from other sources. There can be no assurance that actual results will not differ from those estimates. Since the date of our Annual Report, there have been no changes to our critical accounting estimates.

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

In addition, there are certain risks and uncertainties relating to our previously announced Growth and Value Plan which contemplates a separation of our education business, including, but not limited to, the impact and possible disruption to our operations, the timing and certainty of completing the transaction, unanticipated developments that may delay or negatively impact the spin-off, and the ability of each business to operate as an independent entity upon completion of the spin-off. We caution readers not to place undue reliance on forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in our exposure to market risk during the six months ended June 30, 2012 from December 31, 2011. Our exposure to market risk includes changes in foreign exchange rates. We have operations in various foreign countries where the functional currency is primarily the local currency. For international operations that are determined to be extensions of the parent company, the U.S. dollar is the functional currency. We typically have naturally hedged positions in most countries from a local currency perspective with offsetting assets and liabilities. We estimate that a hypothetical 10% adverse movement in the foreign currency exchange rates would not be material to our financial position, statement of income or cash flows. As of June 30, 2012, we have entered into an immaterial amount of forward exchange contracts to hedge the effect of adverse fluctuations in foreign currency exchange rates. We have not entered into any derivative financial instruments for speculative purposes.

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

As of June 30, 2012, an evaluation was performed under the supervision and with the participation of management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the U.S. Securities Exchange Act of 1934). Based on that evaluation, management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2012.

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

•
In connection with the Reese matter, on April 2, 2012, the District Court entered judgment granting the Defendants’ motion to dismiss, and dismissing all claims asserted against the Defendants in their entirety. The Lead Plaintiff has appealed the dismissal order.

•
In connection with the Gearren and Sullivan matters, on February 23, 2012, the Court of Appeals denied the plaintiffs’ petition for reconsideration by the full Court. Plaintiffs have filed a petition with the United States Supreme Court asking it to review the decision.

•
The Civil Division of the Department of Justice (“DOJ”) and the Division of Enforcement of the Securities and Exchange  Commission (“SEC”) are investigating potential violations of civil provisions of federal law relating to S&P's ratings of structured products. We have been in discussions with representatives of the DOJ and the SEC presenting our position on the issues raised by them and articulating why neither of them should commence proceedings adverse to the Company or its personnel.

We believe that the claims asserted and/or contemplated in the proceedings described in Note 13 — Commitments and Contingencies to the consolidated financial statements of our Annual Report, as amended above, have no basis and they will be vigorously defended by the Company and/or the subsidiaries involved.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 29, 2011, the Board of Directors approved a stock repurchase program authorizing the purchase of up to 50.0 million shares (the “2011 Repurchase Program”), which was approximately 17% of the total shares of our outstanding common stock at that time. During the second quarter of 2012, we received an additional 0.1 million shares from the conclusion of our capped Accelerated Share Repurchase Agreement that we entered into on December 7, 2011. Further discussion relating to this agreement can be found in Note 9 - Equity to the unaudited consolidated financial statements. As of June 30, 2012, 22.7 million shares remained available under the 2011 Repurchase Program.

Repurchased shares may be used for general corporate purposes, including the issuance of shares for stock compensation plans and to offset the dilutive effect of the exercise of employee stock options. The 2011 Repurchase Program has no expiration date and purchases under this program may be made from time to time on the open market and in private transactions, depending on market conditions.

The following table provides information on our purchases of our outstanding common stock during the second quarter of 2012 pursuant to the 2011 Repurchase Program (column c). In addition to these purchases, the number of shares in column (a) include: 1) shares of common stock that are tendered to us to satisfy our employees’ tax withholding obligations in connection with the vesting of awards of restricted shares (we repurchase such shares based on their fair market value on the vesting date), and 2) our shares deemed surrendered to us to pay the exercise price and to satisfy our employees’ tax withholding obligations in connection with the exercise of employee stock options. There were no other share repurchases during the quarter outside the repurchases noted below.

(amounts in millions, except per share price)

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share [1]	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs	(d) Maximum Number of Shares that may yet be Purchased Under the Programs
Apr. 1 — Apr. 30, 2012	0.1	$48.47	0.1	22.7
May 1 — May 31, 2012	—	—	—	22.7
Jun. 1 — Jun. 30, 2012	—	48.68	—	22.7
Total — Qtr	0.1	$48.49	0.1	22.7

1 Average price per share information does not include the accelerated share repurchase transaction.

Item 6. Exhibits

(3.ii)	By-laws of the Registrant, as amended and restated as of June 27, 2012

(15)	Letter on Unaudited Interim Financials

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

(32)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(101.INS)	XBRL Instance Document

(101.SCH)	XBRL Taxonomy Extension Schema

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase

(101.LAB)	XBRL Taxonomy Extension Label Linkbase

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

The McGraw-Hill Companies, Inc.
Registrant

Date: July 26, 2012	By	/s/ Jack F. Callahan, Jr.
Jack F. Callahan, Jr.
Executive Vice President and Chief Financial Officer

Date: July 26, 2012	By	/s/ Kenneth M. Vittor
Kenneth M. Vittor
Executive Vice President and General Counsel

Date: July 26, 2012	By	/s/ Emmanuel N. Korakis
Emmanuel N. Korakis
Senior Vice President and Corporate Controller