Form 10-Q
period 2012-09-30
MCGRAW-HILL COMPANIES INC
filed 2012-11-02
CIK 64040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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
YES ☑ NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).YES ☑ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

☑ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☐ Smaller reporting company
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
On October 15, 2012 there were 277.7 million shares of common stock (par value $1.00 per share) outstanding.

The McGraw-Hill Companies, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of The McGraw-Hill Companies, Inc.

We have reviewed the consolidated balance sheet of The McGraw-Hill Companies, Inc., as of September 30, 2012, and the related consolidated statements of income and comprehensive income, for the three-month and nine-month periods ended September 30, 2012 and 2011, and the related consolidated statements of cash flows for the nine-month periods ended September 30, 2012 and 2011. These financial statements are the responsibility of the Company’s management.

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

/s/ ERNST & YOUNG LLP

New York, New York
November 2, 2012

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

The McGraw-Hill Companies, Inc.
Consolidated Statements of Income
(Unaudited)

(in millions, except per share amounts)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenue:
Product	$833	$941	$1,589	$1,761
Service	1,120	967	3,241	2,965
Total revenue	1,953	1,908	4,830	4,726
Expenses:
Operating-related expenses:
Product	332	374	708	786
Service	348	337	1,075	1,021
Total operating-related expenses	680	711	1,783	1,807
Selling and general expenses (Note 2)	701	552	1,811	1,635
Depreciation	23	23	69	74
Amortization of intangibles	21	15	53	43
Total expenses	1,425	1,301	3,716	3,559
Other income	—	—	—	(13)
Operating profit	528	607	1,114	1,180
Interest expense, net	20	18	61	57
Income from continuing operations before taxes on income	508	589	1,053	1,123
Provision for taxes on income	171	214	369	408
Income from continuing operations	337	375	684	715
Loss from discontinued operations, net of tax	—	(1)	—	(2)
Net income	337	374	684	713
Less: net income attributable to noncontrolling interests	(23)	(8)	(32)	(17)
Net income attributable to The McGraw-Hill Companies, Inc.	$314	$366	$652	$696

Amounts attributable to The McGraw-Hill Companies, Inc. common shareholders:
Income from continuing operations	$314	$367	$652	$698
Loss from discontinued operations, net of tax	—	(1)	—	(2)
Net income	$314	$366	$652	$696

Earnings per share attributable to The McGraw-Hill Companies, Inc. common shareholders:
Basic	$1.13	$1.23	$2.34	$2.31
Diluted	$1.10	$1.21	$2.29	$2.27
Average number of common shares outstanding:
Basic	278.7	297.8	278.8	302.2
Diluted	284.6	303.6	284.6	307.4

Dividend declared per common share	$0.255	$0.25	$0.77	$0.75

See accompanying notes to the unaudited consolidated financial statements.

The McGraw-Hill Companies, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

(in millions)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net income	$337	$374	$684	$713

Other comprehensive income:
Foreign currency translation adjustment	35	(61)	22	(34)
Income tax effect	(5)	4	(11)	11
	30	(57)	11	(23)

Pension and other post-retirement benefit plans	8	8	36	28
Income tax effect	(3)	(3)	(13)	(9)
	5	5	23	19

Unrealized gain (loss) on investments and forward exchange contracts	2	—	2	(10)
Income tax effect	(1)	—	(2)	4
	1	—	—	(6)

Comprehensive income	373	322	718	703
Less: comprehensive income attributable to noncontrolling interests	(10)	(2)	(15)	(12)
Comprehensive income attributable to The McGraw-Hill Companies, Inc.	$363	$320	$703	$691

See accompanying notes to the unaudited consolidated financial statements.

The McGraw-Hill Companies, Inc.
Consolidated Balance Sheets

(in millions)	September 30, 2012	December 31, 2011	September 30, 2011
	(Unaudited)		(Unaudited)
ASSETS
Current assets:
Cash and equivalents	$1,243	$944	$1,438
Short-term investments	2	29	36
Accounts receivable, net	1,338	1,045	1,133
Inventories	258	263	285
Deferred income taxes	260	260	282
Prepaid and other current assets	158	138	216
Total current assets	3,259	2,679	3,390
Prepublication costs, net	303	325	305
Property and equipment, net	482	500	488
Goodwill	2,357	2,048	2,038
Other intangible assets, net	1,247	608	621
Other non-current assets	295	267	312
Total assets	$7,943	$6,427	$7,154
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$409	$347	$333
Accrued royalties	98	119	101
Accrued compensation and contributions to retirement plans	470	510	429
Short-term debt	400	400	—
Income taxes currently payable	135	29	250
Unearned revenue	1,377	1,303	1,245
Other current liabilities	469	422	402
Total current liabilities	3,358	3,130	2,760
Long-term debt	799	798	1,198
Pension and other post-retirement benefits	489	513	470
Other non-current liabilities	625	402	438
Total liabilities	5,271	4,843	4,866
Commitments and contingencies (Note 14)
Redeemable noncontrolling interest (Note 10)	810	—	—
Equity:
Common stock	412	412	412
Additional paid-in capital	449	94	148
Retained income	7,518	7,667	7,525
Accumulated other comprehensive loss	(392)	(425)	(373)
Less: common stock in treasury	(6,201)	(6,240)	(5,504)
Total equity — controlling interests	1,786	1,508	2,208
Total equity — noncontrolling interests	76	76	80
Total equity	1,862	1,584	2,288
Total liabilities and equity	$7,943	$6,427	$7,154

See accompanying notes to the unaudited consolidated financial statements.

The McGraw-Hill Companies, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

(in millions)	Nine Months Ended
	September 30,
	2012	2011
Operating Activities:
Net income	$684	$713
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation (including amortization of technology projects)	91	95
Amortization of intangibles	53	45
Amortization of prepublication costs	141	165
Provision for losses on accounts receivable	16	5
Deferred income taxes	6	(5)
Stock-based compensation	73	65
Other	59	13
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	(265)	(147)
Inventories	7	(12)
Prepaid and other current assets	(29)	(3)
Accounts payable and accrued expenses	(63)	(174)
Unearned revenue	50	24
Other current liabilities	(44)	(51)
Net change in prepaid/accrued income taxes	128	288
Net change in other assets and liabilities	(60)	17
Cash provided by operating activities	847	1,038
Investing Activities:
Investment in prepublication costs	(119)	(105)
Capital expenditures	(79)	(70)
Acquisitions, net of cash acquired	(162)	(199)
Proceeds from dispositions of property and equipment	1	21
Changes in short-term investments	26	(13)
Cash used for investing activities	(333)	(366)
Financing Activities:
Dividends paid to shareholders	(216)	(225)
Dividends paid to noncontrolling interests	(13)	(11)
Repurchase of treasury shares	(269)	(636)
Exercise of stock options	253	115
Excess tax benefits from share-based payments	18	3
Cash used for financing activities	(227)	(754)
Effect of exchange rate changes on cash	12	(6)
Net change in cash and equivalents	299	(88)
Cash and equivalents at beginning of period	944	1,526
Cash and equivalents at end of period	$1,243	$1,438

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

In the opinion of management all normal recurring adjustments considered necessary for a fair statement of the results of the interim periods have been included. The operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the full year, partially due to the seasonal nature of some of our businesses. As a result, we have included the consolidated balance sheet as of September 30, 2011 for comparative purposes. Certain prior-year amounts have been reclassified to conform to the current presentation.

For the three and nine months ended September 30, 2011, we have reported our Broadcasting Group, previously included in our Commodities & Commercial (“C&C”) segment, as a discontinued operation. We completed the sale on December 30, 2011 and, accordingly, the results of operations of the Broadcasting Group have been reclassified to reflect the business as a discontinued operation and the assets and liabilities of the business have been removed from the consolidated balance sheet as of December 31, 2011 and reclassified as held for sale as of September 30, 2011. See Note 3 — Acquisitions and Divestitures for further discussion.

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

On September 12, 2011, we announced that our Board of Directors have unanimously approved a comprehensive Growth and Value Plan that includes separation into two companies: McGraw-Hill Financial, focused on content and analytics for the financial markets, and McGraw-Hill Education ("MHE") focused on education services and digital learning.

We expect to be in a position to separate into two companies by the end of 2012. The timing of completing the separation of the education business is dependent on a number of factors, including whether the separation occurs through a spin-off to the Company's shareholders or a sale. Both a spin-off and a sale of MHE are subject to various conditions and regulatory approvals, including final Board approval.

Upon completion of either a spin-off or a sale of MHE, we will reorganize to a new management and segment reporting structure. As part of these organizational changes, we will assess the reporting units and perform valuations to determine the assignment of goodwill to any new reporting units based on their relative fair values. We will also test the recoverability of goodwill based on the identification of any new reporting units.

If the separation occurs through a spin-off to the Company's shareholders each shareholder of McGraw-Hill will receive one share of McGraw-Hill Education, Inc. common stock for every three shares of McGraw-Hill common stock held on the record date for the share distribution. Current holders of McGraw-Hill stock will also retain their shares of McGraw-Hill.

We received a favorable tax ruling from the Internal Revenue Service on April 23, 2012, which provides that the spin-off of McGraw-Hill Education, Inc. will be tax free to the Company and its shareholders. In addition, we filed the initial McGraw-Hill Education, Inc. Form 10 registration statement with the U.S. Securities and Exchange Commission on July 11, 2012, and filed amendments to that Form 10 registration statement on September 20, 2012 and October 23, 2012. While we are pursuing a separation as described above we are also actively evaluating other options to deliver shareholder value, including a potential sale of MHE. See Part II, Item 1a, Risk Factors for updates to certain risk factors related to the spin-off or sale.

The table below summarizes our costs related to the Growth and Value Plan including restructuring charges for the periods ended September 30, 2012:

(in millions)	Three Months	Nine Months
Professional fees	$40	$84
Restructuring charges	50	50
Transaction costs for our S&P/Dow Jones Indices, LLC joint venture	—	15
Charges related to our lease commitments	3	11
Miscellaneous charges	6	14
	$99	$174

These are costs necessary to enable separation, reduce our cost structure, accelerate growth and increase shareholder value. Total costs incurred to date related to the Growth and Value Plan are $184 million.

The Growth and Value Plan costs are included in selling and general expenses in our consolidated statements of income for the periods ended September 30 is as follows:

(in millions)	Three Months		Nine Months
	2012	2011	2012	2011
Growth and Value Plan costs	$99	$—	$174	$—
Other selling and general expenses	602	552	1,637	1,635
Total selling and general expenses	$701	$552	$1,811	$1,635

3.	Acquisitions and Divestitures

Acquisitions

During the nine months ended September 30, 2012, we completed acquisitions aggregating $162 million. None of our acquisitions were material either individually or in the aggregate, including the pro forma impact on earnings, and primarily included the following:

McGraw-Hill Financial

•
On November 1, 2012, we completed the acquisition of Kingsman SA (“Kingsman”), a privately-held, Switzerland-based provider of price information and analytics for the global sugar and biofuels markets. Kingsman will be integrated into our C&C segment. The acquisition of Kingsman will expand our presence in sugar and biofuels information markets and has the potential to provide growth in the global agricultural information markets.

•
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

•
On June 29, 2012, we closed our transaction with CME Group, Inc. (“CME Group”) and CME Group Index Services LLC (“CGIS”), a joint venture between CME Group and Dow Jones & Company, Inc., to form a new company, S&P/Dow Jones Indices, LLC (“S&P/DJ Indices”). See below for further detail related to this transaction.

•
On June 29, 2012 we acquired Credit Market Analysis Limited (“CMA”) from the CME Group. CMA provides independent data concerning the over-the-counter markets. CMA's data and technology will enhance our capability to provide pricing and related over-the-counter information. CMA will be integrated into our S&P Capital IQ / S&P Indices segment.

•
On April 3, 2012 we completed the acquisition of QuantHouse, an independent global provider of end-to-end systematic low-latency market data solutions. QuantHouse will be integrated into our S&P Capital IQ / S&P Indices segment. The acquisition allows us to offer real-time monitors, derived data sets and analytics as well as the ability to package and resell this data as part of a core solution.

•	On February 8, 2012, we completed the acquisition of R² Technologies (“R²”). R² provides advanced risk and scenario-

based analytics to traders, portfolio and risk managers for pricing, hedging and capital management across asset classes. R² will be integrated into our S&P Capital IQ / S&P Indices segment.

McGraw-Hill Education

•
On August 1, 2012, we acquired certain assets of Key Curriculum Press, Inc. (“Key Curriculum”). The acquisition of Key Curriculum strengthens MHE's position in dynamic mathematics education technology at a time when the national market for digital science, technology, engineering, and mathematics education technologies is substantially increasing.

During the nine months ended September 30, 2011, we completed acquisitions aggregating $199 million. None of our acquisitions were material either individually or in the aggregate, including the pro forma impact on earnings, and primarily included the following:

McGraw-Hill Financial

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

•
In January, we acquired all of the issued and outstanding membership interest units of Bentek Energy LLC (“Bentek”), which is included as part of our C&C segment. Bentek offers its customers a comprehensive portfolio of data, information and analytics products in the natural gas and liquids sector. The primary purpose of the acquisition was to acquire Bentek's knowledge, skill and expertise in gathering high-quality detailed data and their ability to identify key relationships within the data critical to industry participants.

McGraw-Hill Education

•
In March, we acquired the assets of Bookette Software Company (“Bookette”). Bookette engages in the development of software and algorithms that are used to score and report educational tests for schools, districts, and states and other various educational systems and entities worldwide. Bookette is included within MHE's assessment business.

Acquisition of Dow Jones Index Business

We own 73% and CME Group and CGIS collectively own 27% of S&P/DJ Indices. In exchange for their 27% minority interest, CME Group and CGIS contributed their Dow Jones Index (“DJI”) business; in exchange for our 73% and controlling interest, we contributed our Standard & Poor's Index (“S&P Index”) business. The DJI business focuses on the development of financial benchmarks used by licensees to create exchange-traded funds, option contracts and futures contracts traded on exchanges as well as used as a metric to evaluate economic performance. The combination of these businesses creates the world's premier provider of financial market indices; we expect to increase revenue through international and asset-class expansion, new product development, enhanced market data offerings and increased cross-selling opportunities. The pro forma impact on revenue and earnings from our joint venture with the DJI business was not material to our consolidated results for the three and nine months ended September 30, 2012.

The terms of the operating agreement of S&P/DJ Indices contain redemption features whereby interests held by minority partners are redeemable. See Note 10 — Equity for further discussion.

Acquisition-Related Expenses

During the nine months ended September 30, 2012, the Company incurred $15 million of acquisition-related costs related to the formation of S&P/DJ Indices. These expenses are included in selling and general expenses in our consolidated statements of income.

Preliminary Allocation of Purchase Price

Because we consolidate S&P/DJ Indices, we have applied acquisition accounting to the S&P/DJ Indices contributed businesses and their results of operations will be included in our consolidated results of operations subsequent to June 29, 2012 (the "Acquisition Date").

The fair value of the DJI business acquired of $792 million was estimated by applying a market approach and an income approach. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement.

The fair value estimates of the proportionate shares of the contributed businesses are based on, but not limited to, future expected cash flows, appropriate discount rates ranging from 10% to 11%, long term growth rates of 2.5% to 3.5%, assumed financial multiples of companies deemed to be similar to the DJI, and market rate assumptions for contractual obligations. S&P Index continues to be recorded at its historical or carry-over basis.

At the Acquisition Date, our non-controlling interest has been recorded at the fair value of DJI we acquired plus the proportionate interest of the S&P Index business at our carry-over basis. As of June 30, 2012, we recorded a redeemable noncontrolling interest in our consolidated financial statements (see Note 10 — Equity for further discussion) at the preliminary fair value of 27% of S&P/DJ Indices or $792 million due to the redemption provisions described above, representing CME Group's and CGIS' interest in S&P/DJ Indices.

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

Consideration Transferred

(in millions)
Fair value of 27% of S&P Index exchanged	$571
Fair value of noncontrolling interest associated with DJI	221
Total	$792

Preliminary Purchase Price Allocation

(in millions)
Current assets	$74
Intangible assets:
Other intangibles	613
Goodwill	114
Current liabilities	(9)
Total net assets	$792

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

Divestitures

We did not complete any dispositions during the nine months ended September 30, 2012.

During the nine months ended September 30, 2011, we recorded a pretax gain of $13 million within other income in the consolidated statement of income, which related to the sale of our interest in LinkedIn Corporation in their initial public offering. This investment was held at our C&C segment.

On December 30, 2011, we completed the sale of the Broadcasting Group with The E.W. Scripps Company. This sale followed our previously announced plan to pursue the divestiture of our Broadcasting Group, which was part of our C&C segment. As a result, the results of operations of the Broadcasting Group for all prior periods presented have been reclassified to reflect the business as a discontinued operation, and the assets and liabilities of the business have been removed from the consolidated balance sheet as of December 31, 2011 and reclassified as held for sale as of September 30, 2011.

The key components of loss from discontinued operations consist of the following for the periods ended September 30, 2011:

(in millions)	Three Months	Nine Months
Revenue	$22	$67
Costs and expenses	23	68
Loss before taxes on income	(1)	(1)
Provision for taxes on income	—	1
Loss from discontinued operations, net of tax	$(1)	$(2)

The components of assets and liabilities classified as discontinued operations and included in prepaid and other current assets and other current liabilities in the consolidated balance sheet consist of the following as of September 30, 2011:

(in millions)
Accounts receivable, net	$18
Property and equipment, net	25
Other intangible assets, net	46
Other current assets	12
Assets held for sale	$101

Accounts payable and accrued expenses	$6
Other current liabilities	9
Liabilities held for sale	$15

4.	Supplementary Balance Sheet Data

(in millions)	September 30, 2012	December 31, 2011	September 30, 2011
Accounts receivable — allowance for doubtful accounts	$64	$55	$64
Accounts receivable — allowance for sales returns	193	187	233
Prepublication costs — accumulated amortization	1,200	1,066	1,038
Property and equipment — accumulated depreciation	1,021	1,066	1,057

5.	Fair Value Measurements

In accordance with authoritative guidance for fair value measurements, certain assets and liabilities are required to be recorded at fair value and classified within a fair value hierarchy based on inputs used when measuring fair value. We have investments in equity securities classified as available-for-sale and an immaterial amount of forward exchange contracts that are adjusted to fair value on a recurring basis. The fair values of our investments in available-for-sale securities were determined using quoted market prices from daily exchange traded markets and are classified within Level 1 of the valuation hierarchy. The fair values of our available-for-sale securities are $10 million, $14 million and $13 million as of September 30, 2012, December 31, 2011 and September 30, 2011, respectively, and are included in other non-current assets in the consolidated balance sheets.

Other financial instruments, including cash and equivalents and short-term investments, are recorded at cost, which approximates fair value because of the short-term maturity and highly liquid nature of these instruments. The fair value of our total borrowings for each period presented is $1.3 billion and was estimated based on quoted market prices.

6.	Income Taxes

For the three and nine months ended September 30, 2012, the effective tax rate for continuing operations was 33.7% and 35.0%, respectively. For the three and nine months ended September 30, 2011, the effective tax rate for continuing operations was 36.3%. The reduction in the effective tax rate from the prior-year periods was primarily due to the partnership structure of the S&P/DJ Indices and Growth and Value Plan and restructuring costs incurred primarily in the United States.

Including discontinued operations, the effective tax rate was 36.4% for the three and nine months ended September 30, 2011.

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

As of September 30, 2012, December 31, 2011 and September 30, 2011, the total amount of federal, state and local, and foreign unrecognized tax benefits was $68 million, $57 million and $63 million, respectively, exclusive of interest and penalties. We recognize accrued interest and penalties related to unrecognized tax benefits in interest expense and operating expense, respectively. In addition to the unrecognized tax benefits, as of September 30, 2012, December 31, 2011 and September 30, 2011, we had $17 million, $13 million and $15 million, respectively, of accrued interest and penalties associated with uncertain tax positions.

7.	Debt

(in millions)	September 30, 2012	December 31, 2011	September 30, 2011
5.375% Senior Notes, due 2012 [1]	$400	$400	$400
5.9% Senior Notes, due 2017 [2]	400	399	399
6.55% Senior Notes, due 2037 [3]	399	399	399
Total debt	1,199	1,198	1,198
Less: short-term debt including current maturities	400	400	—
Long-term debt	$799	$798	$1,198

[1]	Interest payments are due on February 15 and August 15, and, as of September 30, 2012, the unamortized debt discount is less than $0.1 million. These senior notes will mature on November 15, 2012.

[2]	Interest payments are due on April 15 and October 15, and, as of September 30, 2012, the unamortized debt discount is $0.5 million.

[3]	Interest payments are due on May 15 and November 15, and, as of September 30, 2012, the unamortized debt discount is $1.3 million.

Currently, we have the ability to borrow $1.2 billion in additional funds through our commercial paper program, which is supported by our $1.2 billion three-year credit agreement (our “credit facility”) that will terminate on July 30, 2013. We pay a commitment fee of 15 to 35 basis points for our credit facility, depending on our credit rating, whether or not amounts have been borrowed and currently pay a commitment fee of 20 basis points. The interest rate on borrowings under our credit facility is, at our option, calculated using rates that are primarily based on either the prevailing London Inter-Bank Offer Rate, the prime rate determined by the administrative agent or the Federal funds rate. For certain borrowings under this credit facility there is also a spread based on our credit rating added to the applicable rate. As of September 30, 2012, we have not utilized our credit facility for additional funds.

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

The components of net periodic benefit cost for our retirement plans and post-retirement plans for the periods ended September 30 are as follows:

(in millions)	Three Months		Nine Months
	2012	2011	2012	2011
Retirement Plans
Service cost	$3	$16	$21	$50
Interest cost	24	25	70	75
Expected return on plan assets	(31)	(32)	(93)	(96)
Amortization of actuarial loss	8	8	24	23
Net periodic benefit cost	$4	$17	$22	$52
Post-Retirement Plans
Service cost	$1	$1	$2	$2
Interest cost	1	2	4	5
Amortization of prior service credit	—	(1)	(1)	(1)
Net periodic benefit cost	$2	$2	$5	$6

For the three and nine months ended September 30, 2012, our United Kingdom retirement plan accounted for $1 million and $3 million, respectively, of the net periodic benefit cost attributable to the funded plans. For the three and nine months ended September 30, 2011, our United Kingdom retirement plan accounted for $1 million and $2 million, respectively, of the net periodic benefit cost attributable to the funded plans.

As discussed in our Annual Report, we changed certain discount rate assumptions on our retirement and post-retirement plans and our expected return on assets assumption for our retirement plans, which became effective on January 1, 2012. The effect of the assumption changes on retirement and post-retirement expense for the three and nine months ended September 30, 2012 did not have a material impact to our financial position, results of operations or cash flows.

In the first nine months of 2012, we contributed $36 million to our retirement plans and expect to make additional required contributions of approximately $8 million to our retirement plans during the remainder of the year. We may elect to make additional non-required contributions depending on investment performance and the pension plan status in the fourth quarter of 2012.

9.	Stock-Based Compensation

We issue stock-based incentive awards to our eligible employees and Directors under two employee stock ownership plans (the 1993 and 2002 Employee Stock Incentive Plans) and a Director Deferred Stock Ownership Plan. No further awards may be granted under the 1993 Employee Stock Incentive Plan, although awards granted under this plan remain outstanding in accordance with their terms. The remaining outstanding options under the 1993 Employee Stock Incentive Plan will expire in the first quarter of 2013. The 2002 Employee Stock Incentive Plan permits the granting of nonqualified stock options, stock appreciation rights, performance stock, restricted stock and other stock-based awards.

Stock-based compensation for the periods ended September 30 is as follows:

(in millions)	Three Months		Nine Months
	2012	2011	2012	2011
Stock option expense	$2	$6	$10	$18
Restricted stock and unit awards expense	24	17	63	46
Total stock-based compensation expense	$26	$23	$73	$64

As of September 30, 2012, December 31, 2011 and September 30, 2011, we issued 7.2 million, 4.4 million and 3.6 million common shares, respectively, upon exercise of certain stock options outstanding.

Historically, we have granted equity awards to our employees at the beginning of the second quarter, however, given the timing of our Growth and Value Plan initiatives we granted these awards in the beginning of the third quarter of 2012. The vesting period of these awards will have a similar vesting date as if the awards were granted at the beginning of the second quarter.

10.	Equity

Stock Repurchases

In 2011, the Board of Directors approved a stock repurchase program authorizing the purchase of up to 50.0 million shares (the “2011 Repurchase Program”), which was approximately 17% of the total shares of our outstanding common stock at that time. Share repurchases for the periods ended September 30 were as follows:

(in millions, except average price)	Three Months		Nine Months
	2012	2011	2012	2011
Total number of shares purchased — 2011 Repurchase Program [1,2]	5.9	8.3	6.8	8.3
Total number of shares purchased — 2007 stock repurchase program	—	0.7	—	8.4
Average price paid per share [2]	$50.35	$39.40	$50.35	$39.20
Total cash utilized [2]	$295	$355	$295	$655

[1]	For the nine months ended September 30, 2012, includes shares received at the conclusion of the uncollared Accelerated Share Repurchase Agreement described in more detail below.

[2]
In any period, cash used in financing activities related to common stock repurchased may differ from the comparable change in equity, reflecting timing differences between the recognition of share repurchase transactions and their settlement for cash. As such, in the third quarter of 2012, 0.5 million shares were repurchased for $25.6 million, which settled in October 2012. Excluding these 0.5 million shares, the average price paid per share was $49.99.

Our purchased shares may be used for general corporate purposes, including the issuance of shares for stock compensation plans and to offset the dilutive effect of the exercise of employee stock options. As of September 30, 2012, 16.9 million shares remained available under the 2011 Repurchase Program. The 2011 Repurchase Program has no expiration date and purchases under this program may be made from time to time on the open market and in private transactions, depending on market conditions. As of December 31, 2011, there were no remaining shares available under the 2007 stock repurchase program.

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

•
The second ASR Agreement was structured as a capped ASR Agreement for the repurchase of $250 million of shares at a per share price that was capped based on 110% of the VWAP of our common stock during the period from December 7, 2011 through December 21, 2011. This capped price set the minimum number of shares that could be repurchased.

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

The ASR Agreements were accounted for as two transactions; a stock purchase transaction and a forward stock purchase contract. The initial delivery of shares resulted in an immediate reduction of our outstanding shares used to determine our weighted average common shares outstanding for purposes of calculating basic and diluted net earnings per share. The forward stock purchase contract is classified as an equity instrument. As of September 30, 2012 and December 31, 2011, the excess amount paid on a per share basis for the minimum shares purchased under the capped ASR Agreement was recorded as a reduction to additional paid-in capital in our consolidated balance sheets. We have evaluated the capped ASR Agreement for its potential dilution and as a result, these additional shares were not included in our weighted average diluted earnings per share calculation because their effect would be antidilutive.

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

If interests were to be redeemed under this agreement, we would generally be required to purchase the interest at fair value on the date of redemption. This interest is presented on the consolidated balance sheet outside of equity under the caption “Redeemable noncontrolling interest” with an initial value based on fair value for the portion attributable to the net assets we acquired, and based on our historical cost for the portion attributable to our S&P Index business. Redeemable noncontrolling interest will be adjusted each reporting period to its estimated redemption value using a combination of an income and market valuation approach, but in no event to an amount less than its initial fair value. Any adjustments to the redemption value will impact retained income.

Noncontrolling interests that do not contain such redemption features are presented in equity.

Changes to redeemable noncontrolling interest during the three months ended September 30, 2012 were as follows:

(in millions)
Opening redeemable noncontrolling interest	$792
Net income attributable to noncontrolling interest	18
Distributions to noncontrolling interest	(15)
Redemption value adjustment	15
Ending redeemable noncontrolling interest	$810

11.	Earnings Per Share

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

(in millions, except per share amounts)	Three Months		Nine Months
	2012	2011	2012	2011
Amounts attributable to The McGraw-Hill Companies, Inc. common shareholders:
Income from continuing operations	$314	$367	$652	$698
Loss from discontinued operations, net of tax	—	(1)	—	(2)
Net income attributable to the Company	$314	$366	$652	$696

Basic weighted-average number of common shares outstanding	278.7	297.8	278.8	302.2
Effect of stock options and other dilutive securities	5.9	5.8	5.8	5.2
Diluted weighted-average number of common shares outstanding	284.6	303.6	284.6	307.4

Basic EPS:
Income from continuing operations	$1.13	$1.23	$2.34	$2.31
Loss from discontinued operations, net of tax	—	—	—	—
Net income	$1.13	$1.23	$2.34	$2.31
Diluted EPS:
Income from continuing operations	$1.10	$1.21	$2.29	$2.27
Loss from discontinued operations, net of tax	—	—	—	—
Net income	$1.10	$1.21	$2.29	$2.27

Restricted performance shares outstanding of 2.7 million and 1.6 million as of September 30, 2012 and September 30, 2011, respectively, were not included in the computation of diluted EPS because the necessary vesting conditions had not been met.

The effect of the potential exercise of stock options is excluded from the computation of diluted EPS when the average market price of our common stock is lower than the exercise price of the related option during the period because the effect would have been antidilutive. For the three months ended September 30, 2012 and 2011, the number of stock options excluded from the computation was 3.2 million and 9.9 million, respectively, and 3.9 million and 10.2 million for the nine months ended September 30, 2012 and 2011, respectively.

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

During the third quarter of 2012, we continued to identify opportunities for cost savings through workforce reductions and other restructuring activities as part of our Growth and Value Plan, which includes creating two independent companies with focused cost structures. Approximately 40% of the headcount reduction related to our finance & accounting, human resource, information technology, and other support services within our shared service center as we transition various work to selected outsource providers. Of the remaining headcount reductions, approximately 60% relate to McGraw-Hill Financial and 40% relate to MHE. We recorded a pre-tax restructuring charge of $50 million, consisting primarily of employee severance costs related to a company-wide workforce reduction of approximately 520 positions. This charge consisted of $7 million for S&P Ratings, $15 million for S&P Capital IQ / Indices, $6 million for C&C, $11 million for MHE and $11 million for our corporate segment. For the three months ended September 30, 2012, we have reduced the reserve by $4 million, primarily relating to cash payments for employee severance costs. The remaining reserve as of September 30, 2012 is $46 million and is included in other current liabilities in the consolidated balance sheet.

During the fourth quarter of 2011, we initiated a restructuring plan to create a flatter and more agile organization as part of our Growth and Value Plan. While initially focused on our MHE segment, these actions also included other parts of the Company. We recorded a pre-tax restructuring charge of $66 million, consisting primarily of facility exit costs and employee severance costs related to a company-wide workforce reduction of approximately 800 positions. In the second quarter of 2012 we recorded an additional pre-tax restructuring charge of $5 million primarily for employee severance costs as part of the Growth and Value Plan. For the three and nine months ended September 30, 2012, we have reduced the reserve by $6 million and $36 million, respectively, primarily relating to cash payments for employee severance costs, mainly at MHE. The remaining reserve as of September 30, 2012 is $31 million and is included in other current liabilities in the consolidated balance sheet.

As of September 30, 2012, our 2006 restructuring initiative still has a remaining reserve relating to facilities costs of $3 million.

13.	Segment and Related Information

We have four reportable segments: Standard & Poor’s Ratings (“S&P Ratings”), S&P Capital IQ / S&P Indices, C&C and MHE.

•
S&P Ratings provides independent global credit ratings, credit risk evaluations, and ratings-related information research to investors, corporations, governments, financial institutions, investment managers and advisers globally.

•
S&P Capital IQ / S&P Indices provides comprehensive value-added financial data, information, indices and research services to investors, corporations, governments, financial institutions, investment managers and advisers globally.

•
C&C includes business and professional media, offering information, insight and analysis; and consists of business to business companies (including such brands as Platts, J.D. Power and Associates, McGraw-Hill Construction and Aviation Week). In accordance with the presentation of the Broadcasting Group as discontinued operations, the results of operations for all prior periods presented have been reclassified to reflect this change. See Note 3 for further discussion.

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

The Executive Committee, consisting of our principal corporate executives, is our chief operating decision-maker and evaluates performance of our segments and allocates resources based primarily on operating profit. A summary of operating results by segment for the periods ended September 30 is as follows:

Three Months	2012		2011
(in millions)	Revenue	Operating Profit	Revenue	Operating Profit
S&P Ratings	$502	$209	$410	$169
S&P Capital IQ / S&P Indices	393	101	349	113
C&C	239	60	228	51
MHE	836	253	937	315
Intersegment elimination [1]	(17)	—	(16)	—
Total operating segments	1,953	623	1,908	648
General corporate expense [2]	—	(95)	—	(41)
Total	$1,953	$528	$1,908	$607

Nine Months	2012		2011
(in millions)	Revenue	Operating Profit	Revenue	Operating Profit
S&P Ratings	$1,451	$603	$1,333	$572
S&P Capital IQ / S&P Indices	1,112	308	1,006	307
C&C	713	195	657	139
MHE	1,606	245	1,777	281
Intersegment elimination [1]	(52)	—	(47)	—
Total operating segments	4,830	1,351	4,726	1,299
General corporate expense [2]	—	(237)	—	(119)
Total	$4,830	$1,114	$4,726	$1,180

[1]
Revenue for S&P Ratings and expenses for S&P Capital IQ / S&P Indices include an intersegment royalty charged to S&P Capital IQ / S&P Indices for the rights to use and distribute content and data developed by S&P Ratings.

[2]
General corporate expense includes Growth and Value Plan costs, which includes restructuring charges of $52 million and $112 million for the three and nine months ended September 30, 2012, respectively.

See Note 3 — Acquisitions and Divestitures and Note 12 — Restructuring for additional actions that impacted the segment operating results.

14.	Commitments and Contingencies

Rental Expense and Lease Obligations

As of September 30, 2012, the remaining deferred gain related to our sale-leaseback transaction with Rock-McGraw, Inc. was $126 million, as $3 million and $10 million was amortized during the three and nine months ended September 30, 2012, respectively. Interest expense associated with this operating lease for the three and nine months ended September 30, 2012 was $1 million and $5 million, respectively.

Related Party Agreements

We entered into a new license agreement (the "License Agreement") with the holder of S&P/DJ Indices noncontrolling interest, CME Group, which replaced the 2005 license agreement between S&P Indices and CME Group. Under the terms of the License Agreement, S&P/DJ Indices receives a share of the profits from the trading and clearing of CME Group's equity index products. During the three months ended September 30, 2012, S&P/DJ Indices earned $10 million of revenue under the terms of the License Agreement. The entire amount of this revenue is included in our consolidated statement of income, and the portion related to the 27% noncontrolling interest is removed in the net income attributable to noncontrolling interests.

Legal Matters

The following amends the disclosure in Note 13 — Commitments and Contingencies to the consolidated financial statements of our Annual Report.

•
In connection with the Parmalat matter, on September 29, 2012, Parmalat submitted a brief to the Court of Appeals of Milan appealing the judgment issued by the Tribunal of Milan.  An initial hearing on the appeal is scheduled to take place on May 23, 2013.  Standard & Poor's response to the appeal, including a cross-appeal, if any, must be filed at least 20 days prior to the initial hearing.

•
In connection with the Reese matter, on April 2, 2012, the District Court entered judgment granting the Defendants’ motion to dismiss, and dismissing all claims asserted against the Defendants in their entirety. The Lead Plaintiff has appealed the dismissal order.

•
In connection with the Gearren and Sullivan matters, on February 23, 2012, the Court of Appeals denied the plaintiffs’ petition for reconsideration by the full Court. Plaintiffs filed a petition with the United States Supreme Court asking it to review the decision. The Supreme Court has denied plaintiffs' request and the dismissals are now final.

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

In July 2012, the Financial Accounting Standards Board (“FASB”) issued guidance that simplified how an entity tests for impairment of indefinite-lived intangible assets. Under the revised guidance, an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity determines that it is more likely than not that the indefinite-lived intangible asset is impaired, then the entity is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value of the indefinite-lived intangible asset with its carrying amount. Otherwise, no further testing is required. The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted for annual and interim impairment tests performed as of a date before July 27, 2012. We will adopt the FASB's guidance during the three months ended December 31, 2012. We do not expect the adoption of the guidance to have a significant impact on our financial position, results of operations or cash flows.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

The following Management's Discussion and Analysis (“MD&A”) provides a narrative of the results of operations and financial condition of The McGraw-Hill Companies, Inc. (together with its consolidated subsidiaries, "McGraw-Hill," the “Company,” “we,” “us” or “our”) for the three and nine months ended September 30, 2012. The MD&A should be read in conjunction with the consolidated financial statements, accompanying notes and MD&A included in our annual report on Form 10-K for the year ended December 31, 2011 (our “Annual Report”), which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Percentages in the following exhibits within the MD&A are calculated off the whole number, not the disclosed rounded number in the table. The MD&A includes the following sections:

•	Overview

•	Results of Operations — Comparing the Three and Nine Months September 30, 2012 and 2011

•	Liquidity and Capital Resources

•	Reconciliation of Non-GAAP Financial Information

•	Critical Accounting Estimates

•	Recently Adopted Accounting Standards

•	Forward-Looking Statements

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

•	S&P Ratings is a provider of credit ratings, providing investors and market participants with information and independent ratings benchmarks.

•
S&P Capital IQ / S&P Indices is a global provider of digital and traditional research and analytical tools, which integrate cross-asset analytics, desktop services, and valuation and index benchmarks for investment advisors, wealth managers and institutional investors.

•	C&C consists of business-to-business companies specializing in commercial and commodities markets that deliver their customers access to actionable data and analytics.

•	MHE is a global provider of educational materials, information and solutions serving the elementary and high school, college and university, professional, international and adult education markets.

For the three and nine months ended September 30, 2011, we reported our Broadcasting Group, previously included in our C&C segment, as a discontinued operation. We completed the sale on December 30, 2011 and, accordingly, the results of operations of the Broadcasting Group have been reclassified to reflect the business as a discontinued operation and the assets and liabilities of the business have been removed from the consolidated balance sheet as of December 31, 2011 and reclassified as held for sale as of September 30, 2011.

On September 12, 2011, we announced that our Board of Directors has unanimously approved a comprehensive Growth and Value Plan that includes separation into two companies: McGraw-Hill Financial, focused on content and analytics for the financial markets, and McGraw-Hill Education, focused on education products and services and digital learning.

We expect to be in a position to separate into two companies by the end of 2012. The timing of completing the separation of the education business is dependent on a number of factors, including whether the separation occurs through a spin-off to the Company's shareholders or a sale. Both a spin-off and a sale of MHE are subject to various conditions and regulatory approvals, including final Board approval.

Upon completion of either a spin-off or a sale of MHE, we will reorganize to a new management and segment reporting structure. As part of these organizational changes, we will assess the reporting units and perform valuations to determine the assignment of goodwill to any new reporting units based on their relative fair values. We will also test the recoverability of goodwill based on the identification of any new reporting units.

If the separation occurs through a spin-off to the Company's shareholders each shareholder of McGraw-Hill will receive one share of McGraw-Hill Education, Inc. common stock for every three shares of McGraw-Hill common stock held on the record date for the share distribution. Current holders of McGraw-Hill stock will also retain their shares of McGraw-Hill.

We received a favorable tax ruling from the Internal Revenue Service on April 23, 2012, which provides that the spin-off of McGraw-Hill Education, Inc. will be tax free to the Company and its shareholders. In addition, we filed the initial McGraw-Hill Education, Inc. Form 10 registration statement with the U.S. Securities and Exchange Commission on July 11, 2012, and filed amendments to that Form 10 registration statement on September 20, 2012 and October 23, 2012. While we are pursuing a separation as described above we are also actively evaluating other options to deliver shareholder value, including a potential sale of MHE. See Part II, Item 1a, Risk Factors for updates to certain risk factors related to the spin-off or sale.

The table below summarizes our costs related to the Growth and Value Plan including restructuring charges for the periods ended September 30, 2012:

(in millions)	Three Months	Nine Months
Professional fees	$40	$84
Restructuring charges	50	50
Transaction costs for our S&P/Dow Jones Indices, LLC joint venture	—	15
Charges related to our lease commitments	3	11
Miscellaneous charges	6	14
	$99	$174

These are costs necessary to enable separation, reduce our cost structure, accelerate growth and increase shareholder value. Total costs incurred to date related to the Growth and Value Plan are $184 million and we currently estimate for the remainder of the year that we will incur an additional $50 million of one-time separation expenses necessary to implement the Growth and Value Plan. These one-time expenses are largely professional fees, as we need the support of various consultants, business process and information technology firms, and financial advisors. There are likely to be incremental transaction costs which could be impacted by whether the separation occurs through a spin-off to the Company's shareholders or a sale. In addition, we expect to incur additional restructuring expense in the fourth quarter of approximately $25 million.

Key results for the periods ended September 30 are as follows:

(in millions, except per share amounts)	Three Months			Nine Months
	2012	2011	% Change	2012	2011	% Change
Revenue	$1,953	$1,908	2%	$4,830	$4,726	2%
Operating profit	$528	$607	(13)%	$1,114	$1,180	(6)%
Operating margin %	27%	32%		23%	25%
Diluted earnings per share	$1.10	$1.21	(9)%	$2.29	$2.27	1%

Revenue and operating profit increased in all of our segments, except MHE, as compared to the quarter and first nine months of 2011.

S&P Ratings — Revenue and operating profit for the quarter increased 22% and 24%, respectively, and for the first nine months increased 9% and 5%, respectively. Revenue growth was driven by record high-yield corporate bond issuance and increases in bank loan ratings and structured finance. The increase for the first nine months was also impacted by increases in public finance driven by strong municipal bond issuance in the United States. Operating profit increased compared to the quarter and first nine months of 2011 due the increases in revenue, partially offset primarily by higher incentive costs, Growth and Value Plan costs of $8 million and unfavorable foreign exchange rates. In addition, higher legal expenses impacted operating profit for the first nine months.
S&P Capital IQ / S&P Indices — Revenue increased 13% and 11% for the quarter and first nine months, respectively, while operating profit for the quarter decreased 11% and was relatively flat for the first nine months, respectively. The revenue increases were primarily attributable to S&P Indices due to revenue from the acquisition of the Dow Jones Index ("DJI") business; growth of Global Data Solutions, which includes RatingsXpress®; growth at Capital IQ and increases in our subscription base for the Global Credit Portal, which includes RatingsDirect®. Operating profit was significantly impacted by Growth and Value Plan costs of $18 million in the quarter and transaction costs for our S&P/DJI Indices joint venture of $15 million for the first nine months. The acquisitions of R2 Technologies in February 2012, QuantHouse in April 2012 and Credit Market Analysis Limited ("CMA") and the DJI business in June 2012 also impacted the results, particularly amortization charges relating to the intangible assets.
C&C — Revenue and operating profit for the quarter increased 5% and 17%, respectively, and for the first nine months increased 8% and 40%, respectively. These increases were primarily driven by strong demand for Platts’ market data and price assessment products across all commodity sectors and growth in our proprietary studies across our automotive sectors at J.D. Power and Associates ("JDPA"), partially offset by decreases in our construction businesses. Additional costs related to revenue growth at Platts, timing of certain technology and new product initiatives across C&C, and Growth and Value Plan costs of $6 million with actions across all brands, partially offset the growth in the segment.
MHE — Revenue and operating profit for the quarter decreased 11% and 20%, respectively, and for the first nine months decreased 10% and 13%, respectively. Revenue decreased primarily due to decreases in the adoption states as well as open territory sales at School Education Group. Also contributing to the revenue reduction was a substantial increase in deferred revenue due to higher sales of programs that contain digital components that will be delivered over multiple years. Operating profit decreased primarily due to the gross margin impact of the significant revenue decline at SEG. In addition, profit was impacted by Growth and Value Plan costs of $15 million in the quarter across all businesses. This was partially offset by reduced expenses compared to the prior-year periods as personnel costs and selling and marketing expenses were lower. Further, the operating margin decline was mitigated by tight overall cost controls, a reduction in amortization of prepublication costs and lower reserve requirements.

Outlook and Strategy

As discussed above, on September 12, 2011, we announced our Growth and Value Plan that includes separation into two companies: McGraw-Hill Financial and McGraw-Hill Education, and, as such, we have been focusing on strategies for each respective company.

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

McGraw-Hill Financial

We are focusing on the following strategies for our financial information businesses to capitalize on the above four trends:

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

We are focusing on the following strategies for our education business:

•	Exploiting high-growth markets for digital-enabled learning;

•	Building presence in important emerging markets;

•	Expanding educational services;

•	Managing the core business for profitability; and

•	Pursuing compelling acquisitions and strategic partnerships.

Uncertainties

There can be no assurance that we will achieve success in implementing any one or more of these strategies. The following factors could unfavorably impact operating results:

•	Prolonged difficulties in the global credit markets;

•	A change in the regulatory environment affecting our businesses;

•	Lower educational funding as a result of state budget concerns;

•	A change in educational spending; and

•	Unanticipated problems in executing our Growth and Value Plan.

Further projections and discussion on our outlook for our segments can be found within “Results of Operations”.

RESULTS OF OPERATIONS — COMPARING THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

Consolidated Review

(in millions)	Three Months			Nine Months
	2012	2011	% Change	2012	2011	% Change
Revenue:
Product	$833	$941	(11)%	$1,589	$1,761	(10)%
Service	1,120	967	16%	3,241	2,965	9%
Total revenue	1,953	1,908	2%	4,830	4,726	2%
Total Expenses:
Operating-related expenses
Product	332	374	(11)%	708	786	(10)%
Service	348	337	3%	1,075	1,021	5%
Total operating-related expenses	680	711	(4)%	1,783	1,807	(1)%
Selling and general expenses	701	552	27%	1,811	1,635	11%
Depreciation and amortization	44	38	16%	122	117	4%
Total expenses	1,425	1,301	10%	3,716	3,559	4%
Other income	—	—	—%	—	(13)	(100)%
Operating profit	528	607	(13)%	1,114	1,180	(6)%
Interest expense, net	20	18	11%	61	57	7%
Provision for taxes on income	171	214	(20)%	369	408	(10)%
Loss from discontinued operations, net of tax	—	(1)	N/M	—	(2)	N/M
Less: net income attributable to noncontrolling interests	(23)	(8)	N/M	(32)	(17)	83%
Net income attributable to the Company	$314	$366	(14)%	$652	$696	(6)%

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

Revenue

Three Months

Product revenue decreased $108 million or 11% as compared to the third quarter of 2011, primarily due to decreases at MHE from lower adoption state and open territory sales. Also contributing to the revenue reduction was a substantial increase in deferred revenue due to higher sales of programs that contain digital components that will be delivered over multiple years. Service revenue increased $153 million or 16% as compared to the third quarter of 2011, primarily due to increases in U.S. high-yield corporate bond issuance, growth in our global commodities products, increases in structured finance, growth for our Capital IQ product, growth in Global Data Solutions and recent acquisitions of R2 Technologies in February 2012, QuantHouse in April 2012 and CMA and the DJI business in June 2012. This was partially offset by declines in our construction business. See “Segment Review” below for further information.

Foreign exchange rates had an unfavorable impact of $24 million on revenue for the quarter. This impact refers to constant currency comparisons estimated by re-calculating current year results of foreign operations using the average exchange rate from the prior year.

Nine Months

Product revenue decreased $172 million or 10%, primarily due to the reasons noted above for the three months, partially offset by higher syndicated studies at C&C. Service revenue increased $276 million or 9%, primarily due to the reasons noted above for the three months as well as increases in public finance. This was partially offset by a decline in our construction business and custom testing revenue at MHE. See “Segment Review” below for further information.

Foreign exchange rates had an unfavorable impact of $50 million on revenue for the first nine months of 2012.

Total Expenses

Three Months

The following tables provide an analysis by segment of our operating-related expenses and selling and general expenses for the three months ended September 30:

(in millions)	2012		2011		% Change
	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses
S&P Ratings	$147	$139	$157	$78	(6)%	78%
S&P Capital IQ / S&P Indices	139	139	114	114	23%	22%
C&C	76	99	89	84	(15)%	18%
MHE	337	228	369	235	(9)%	(3)%
Intersegment eliminations	(17)	—	(16)	—	(8)%	—%
Total segments	682	605	713	511	(4)%	18%
Corporate [1]	(2)	96	(2)	41	—%	N/M
	$680	$701	$711	$552	(4)%	27%

[1]
Selling and general expenses includes expenses of $52 million for our Growth and Value Plan, including costs related to the separation of MHE, restructuring costs and other related non-recurring costs.

Operating-Related Expenses

Operating-related expenses decreased $31 million or 4% as compared to the third quarter of 2011, primarily driven by lower costs at MHE compared to the third quarter of 2011, mainly due to a reduction in plant amortization, lower manufacturing costs and lower direct expenses associated with the decrease in the adoption states sales at MHE, collectively totaling $32 million in savings. Partially offsetting the decrease were increased personnel costs at S&P Capital IQ / S&P Indices of $14 million or 20%, primarily due to staff increases from recent acquisition and in developing regions.

Intersegment eliminations relates to a royalty charged to S&P Capital IQ / S&P Indices for the rights to use and distribute content and data developed by S&P Ratings.

Selling and General Expenses

During the quarter, we recorded $99 million of Growth and Value Plan related costs necessary to enable separation and reduce our cost structure, which primarily includes $50 million of restructuring charges and $40 million of professional fees. Excluding these costs, selling and general expenses increased $50 million or 9% as compared to the third quarter of 2011, primarily related to higher costs associated with increased sales and additional stock-based compensation mainly due to higher expected performance achievement and an increase in the grant price of our equity awards. Personnel costs, including incentive compensation, increased $25 million at S&P Ratings, $6 million at C&C and $3 million at S&P Capital IQ / S&P Indices as revenue growth improved 22%, 5% and 13%, respectively. These increases were partially offset by lower selling and marketing expenses of $9 million at MHE given the reduced revenue opportunities in the adoption states.

Depreciation and Amortization

Depreciation and amortization increased $6 million or 16% as compared to the third quarter of 2011, primarily due to additional intangible asset amortization related to our recent acquisitions.

Nine Months

The following tables provide an analysis by segment of our operating-related expenses and selling and general expenses for the nine months ended September 30:

(in millions)	2012		2011		% Change
	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses
S&P Ratings	$491	$337	$482	$261	2%	29%
S&P Capital IQ / S&P Indices [1]	391	382	337	336	16%	14%
C&C	241	264	256	262	(6)%	—%
MHE	718	589	784	656	(8)%	(10)%
Intersegment eliminations	(52)	—	(47)	—	(10)%	—%
Total segments	1,789	1,572	1,812	1,515	(1)%	4%
Corporate [2]	(6)	239	(5)	120	14%	99%
	$1,783	$1,811	$1,807	$1,635	(1)%	11%

[1]	Selling and general expenses includes transaction costs of $15 million for our S&P/Dow Jones Indices, LLC joint venture.

[2]
Selling and general expenses includes expenses of $112 million for our Growth and Value Plan, including costs related to the separation of MHE, restructuring costs and other related non-recurring costs.

Operating-Related Expenses

Operating-related expenses decreased $24 million or 1% as compared to the the first nine months of 2011, primarily driven by lower costs at MHE compared to the first nine months of 2011 due to a reduction in plant amortization, lower manufacturing costs and lower direct expenses associated with the decrease in the adoption states sales at MHE, collectively totaling $50 million in savings. This was partially offset by increased compensation costs at S&P Capital IQ / S&P Indices of $32 million or 16% and S&P Ratings of $13 million or 3%. These increases were primarily a result of global staff increases and higher personnel costs as noted above for the quarter.

Intersegment eliminations relates to a royalty charged to S&P Capital IQ / S&P Indices for the rights to use and distribute content and data developed by S&P Ratings.

Selling and General Expenses

During the first nine months of 2012, we recorded $174 million of Growth and Value Plan related costs necessary to enable separation and reduce our cost structure, which includes professional fees, transaction costs for our S&P/Dow Jones Indices, LLC joint venture, severance charges and a charge related to a reduction in our lease commitments. Excluding these costs, selling and general expenses increased $2 million as compared to the the first nine months of 2011, as higher costs associated with increased sales and additional stock-based compensation, mainly due to higher expected performance achievement and an increase in the grant price of our equity awards were offset by lower costs at MHE. Personnel costs increased $31 million at S&P Ratings, $21 million at C&C and $11 million at S&P Capital IQ / S&P Indices as revenue growth improved 9%, 8% and 11%, respectively. In addition, S&P Ratings had increased legal costs of $28 million as compared to the first nine months of 2011. These increases were offset by lower personnel costs at MHE of $21 million as a result of the restructuring actions taken in the fourth quarter of 2011, and lower selling and marketing expenses of $33 million given the reduced revenue opportunities in the adoption states.

Depreciation and Amortization

Depreciation and amortization increased $5 million or 4% as compared to the the first nine months of 2011, primarily due to additional intangible asset amortization related to our recent acquisitions, partially offset by reduced purchases of furniture and computer equipment last year as we focused on continued cost controls.

Operating Profit

We consider operating profit to be an important measure for evaluating our operating performance and we define operating profit as revenues less the related cost of producing the revenues and selling and general expenses. We also further evaluate operating profit for each of the reportable business segments in which we operate.

We internally manage our operations by reference to “segment operating profit” and resources are allocated primarily based on segment operating profit. Segment operating profit is defined as operating profit before general corporate expenses, which are centrally managed costs and do not affect the operating results of our segments. Segment operating profit is one of the key metrics we use to evaluate operating performance. Segment operating profit is not, however, a measure of financial performance under U.S. GAAP, and may not be defined and calculated by other companies in the same manner.

Three Months

The table below reconciles segment operating profit to total operating profit for the three months ended September 30:

(in millions)	2012	2011	% Change
S&P Ratings	$209	$169	24%
S&P Capital IQ / S&P Indices	101	113	(11)%
C&C	60	51	17%
MHE	253	315	(20)%
Total segment operating profit	623	648	(4)%
General corporate expense [1]	(95)	(41)	N/M
Total operating profit	$528	$607	(13)%

[1]	Includes depreciation expense and expenses for our Growth and Value Plan, including costs related to the separation of MHE, restructuring costs and other related non-recurring costs.

Segment Operating Profit — Decreased $25 million or 4% in the quarter as compared to the third quarter of 2011. Segment operating profit margins were 32% and 34% for the third quarter of 2012 and 2011, respectively. Significant restructuring charges in the segments during the quarter was the primary driver for the decrease. This was partially offset by corporate ratings growth at S&P Ratings, continued growth at C&C and cost improvements at MHE . See “Segment Review” below for further information.

General Corporate Expense — These expenses, included in selling and general expenses, mainly include the portion of corporate expenses not allocated to the segments, such as management and administration, legal, certain compensation and retiree benefits, and other expenses. General corporate expenses in the quarter increased by $54 million as compared to the third quarter of 2011, mainly as a result of $52 million of Growth and Value Plan related costs necessary to enable separation and reduce our cost structure, which includes $41 million of professional fees and $11 million of restructuring charges. Excluding these costs corporate expenses increased slightly as higher incentive compensation was partially offset by reduced legal costs.

Foreign exchange rates had an unfavorable impact of $22 million on operating profit for the quarter. This impact refers to constant currency comparisons and the remeasurement of monetary assets and liabilities. Constant currency impacts are estimated by re-calculating current year results of foreign operations using the average exchange rate from the prior year. Remeasurement impacts are based on the variance between current-year and prior-year foreign exchange rate fluctuations on assets and liabilities denominated in currencies other than the individual businesses functional currency.

Nine Months

The table below reconciles segment operating profit (loss) to total operating profit for the nine months ended September 30:

(in millions)	2012	2011	% Change
S&P Ratings	$603	$572	5%
S&P Capital IQ / S&P Indices [1]	308	307	—%
C&C	195	139	40%
MHE	245	281	(13)%
Total segment operating profit	1,351	1,299	4%
General corporate expense [2]	(237)	(119)	99%
Total operating profit	$1,114	$1,180	(6)%

[1]	Includes transaction costs for our S&P/Dow Jones Indices, LLC joint venture.

[2]	Includes depreciation expense and expenses for our Growth and Value Plan, including costs related to the separation of MHE, restructuring costs and other related non-recurring costs.

Segment Operating Profit — Increased $52 million, or 4% for the first nine months as compared with the same period in 2011. Segment operating income margins were 28% and 27% for the first nine months of 2012 and 2011, respectively. Restructuring charges as noted above for the quarter mitigated the margin improvement for the period. See “Segment Review” below for further information. In addition, segment operating income benefited from reduced pension costs as we froze our U.S. Employee Retirement Plan effective on April 1, 2012.

General Corporate Expense — Increased by $118 million or 99% as compared to the first nine months of 2011, mainly as a result of $112 million of Growth and Value Plan related costs necessary to enable separation and reduce our cost structure, which includes professional fees of $84 million, restructuring charges of $20 million, and a charge related to a reduction in our lease commitments of $8 million.

Foreign exchange rates had an unfavorable impact of $11 million on operating profit for the first nine months of 2012.

Interest Expense, net

Net interest expense increased 11% and 7% as compared to the quarter and first nine months of 2011, primarily due to increased interest expense related to uncertain tax positions, as well as lower international interest income from our investments in the quarter and first nine months of 2012 compared with the same period in 2011.

Provision for Income Taxes

Our effective tax rate from continuing operations was 33.7% and 35.0% for the quarter and first nine months of 2012, respectively. Our effective tax rate from continuing operations was 36.3% for the quarter and first nine months of 2011. Including discontinued operations, the effective tax rate was 36.4% for the quarter and first nine months of 2011. The reduction in the effective tax rate from the prior-year periods was primarily due to the partnership structure of the S&P/DJ Indices and Growth and Value Plan and restructuring costs incurred primarily in the United States.

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

The following table provides revenue and segment operating profit information for the periods ended September 30:

(in millions)	Three Months			Nine Months
	2012	2011	% Change	2012	2011	% Change
Revenue:
Transaction	$215	$131	64%	$612	$503	22%
Non-transaction	287	279	3%	839	830	1%
Total revenue	$502	$410	22%	$1,451	$1,333	9%
% of total revenue:
Transaction	43%	32%		42%	38%
Non-transaction	57%	68%		58%	62%
Revenue:
Domestic	$275	$207	33%	$785	$692	13%
International	227	203	12%	666	641	4%
Total revenue	$502	$410	22%	$1,451	$1,333	9%
Operating profit	$209	$169	24%	$603	$572	5%
Operating margin %	42%	41%		42%	43%

Foreign exchange rates had unfavorable impacts of $15 million on revenue and operating profit for the quarter, and unfavorable impacts of $33 million on revenue and $13 million on operating profit in the first nine months of 2012.

Revenue

Three Months

Transaction revenue increased significantly, while non-transaction revenue increased slightly compared to the third quarter of 2011. Non-transaction revenue includes an intersegment royalty charged to S&P Capital IQ / S&P Indices for the rights to use and distribute content and data developed by S&P Ratings. Royalty revenue for the third quarter of 2012 and 2011 was $17 million and $16 million, respectively.

The increase in transaction revenue compared to the third quarter of 2011 was primarily driven by increases in high-yield corporate bond issuance related to refinancing activity as borrowers took advantage of low rates replacing existing bonds with cheaper debt. U.S. leveraged loan volumes were also very strong. The significant increase was also attributable to the weak results in the third quarter of 2011 resulting from the impacts of the sovereign crisis in Europe and a slow economic recovery. Growth in bank loan ratings revenue was primarily driven by strong demand, especially from collateralized loan obligations ("CLOs"). Gains in structured finance revenues were primarily related to the increase in U.S. issuance of CLOs and asset backed securities

Revenue derived from non-transaction related sources increased slightly compared to the third quarter of 2011 due to growth in entity credit ratings and rating evaluation services. These increases were partially offset by declines in surveillance and program fees in structured finance.

Nine Months

Transaction revenue grew and non-transaction revenue was up slightly as compared to the first nine months of 2011. The increase in transaction revenue was driven by record high-yield corporate bond issuance for the reason noted above for the quarter and from increases in the first half of 2012 in public finance, primarily from strong municipal bond issuance in the U.S. as refunding activity increased dramatically over the prior year.

Non-transaction revenue remained relatively flat as growth in entity credit ratings and rating evaluation services was offset by declines in surveillance and program fees in structured finance. Royalty revenue for the first nine month of 2012 and 2011 was $52 million and $47 million, respectively.

Operating Profit

Operating profit increased compared to the third quarter and first nine months of 2011 due to the increases in revenue as noted above. These increases were partially offset by increased expenses resulting from higher incentive costs due to improved financial performance, Growth and Value Plan costs of $8 million and CRISIL's acquisition of Coalition Development Ltd. in July of 2012. In addition, higher personnel costs driven by global staff increases and an increase in legal expenses impacted operating profit for the first nine months.

Issuance Volumes

We monitor issuance volumes as an indicator of trends in transaction revenue streams within S&P Ratings. Issuance volumes noted within the discussion that follows are based on the domicile of the issuer. Issuance volumes can be reported in two ways: by “domicile” which is based on where an issuer is located or where the assets associated with an issue are located, or based on “marketplace” which is where the bonds are sold. The following tables depict changes in issuance levels as compared to the prior year, based on Thomson Financial, Harrison Scott Publications, Dealogic and S&P Rating’s internal estimates.

	Third Quarter Compared to Prior Year		Year-to-Date Compared to Prior Year
Corporate Issuance	U.S.	Europe	U.S.	Europe
High-Yield Issuance	311%	213%	28%	(3)%
Investment Grade	32%	121%	15%	9%
Total New Issue Dollars — Corporate Issuance	72%	126%	18%	8%

•
Corporate issuance in the U.S. was up in the quarter and year-to-date driven by record high-yield debt issuance and strong investment grade debt issuance as borrowers took advantage of low funding rates to opportunistically refinance existing debt. Both investment grade and high-yield issuance comparisons in the quarter also benefited from very low volumes in the third quarter of 2011.

•
Europe corporate issuance was up in the quarter and year-to-date due to similar reasons noted above for U.S. issuance. However, Europe high-yield issuance is down slightly year-to-date reflecting weak financial services issuance in the first half of the year.

	Third Quarter Compared to Prior Year		Year-to-Date Compared to Prior Year
Structured Finance	U.S.	Europe	U.S.	Europe
Residential Mortgage-Backed Securities (“RMBS”)	46%	(39)%	29%	(46)%
Commercial Mortgage-Backed Securities (“CMBS”)	1%	*	3%	(22)%
Collaterized Debt Obligations (“CDO”)	264%	20%	55%	32%
Asset-Backed Securities (“ABS”)	68%	(4)%	41%	(4)%
Covered Bonds	*	(37)%	*	(46)%
Total New Issue Dollars — Structured Finance	65%	(33)%	38%	(42)%

*	Represents low issuance levels in 2012 and 2011.

•	RMBS volume is up in the U.S. in the quarter and year-to date due to higher re-REMIC activity in the quarter. Year-to-

date RMBS grew off of a low base in 2011. RMBS volumes in Europe were down in the quarter and year-to-date reflecting issuers taking advantage of the Bank of England's Funding for Lending Scheme.

•
CMBS issuance in the quarter and year-to-date is up slightly in the U.S. as the sector continues to recover. European CMBS issuance continued to remain constrained in the quarter and year-to-date with low issuance levels in both periods.

•
Issuance in the CDO asset class in the U.S. in the quarter and year-to-date was driven by strong CLO issuance driven by an increase in corporate loan activity. European issuance in the CDO asset class was minimal due to economic uncertainty and quarter and year-to-date increases compare to a very low level of activity in 2011.

•
ABS issuance in the U.S. is up in the quarter and year-to-date primarily due to strength in autos, credit cards and, to a lesser extent, student loans. Strong credit and rating performance, tighter pricing, increased consumer borrowing and refinancing opportunities in the student loan sector all contributed to the increase. European ABS is down slightly in the quarter and year-to-date driven by weakness in autos.

•
Covered bond issuance (which are debt securities backed by cash flows from mortgages or public sector loans) in Europe is down in the quarter and year-to-date resulting from uncertainty regarding sovereign risk and the potential unfavorable impact on this sector as well as lower funding requirements due to additional liquidity provided by the European Central Bank's through its long-term refinancing operations.

Industry Highlights and Outlook

Record U.S. high-yield issuance in the quarter was driven by historically low funding rates as a result of a decline in corporate credit spreads and an increase in investor demand for new issues. We believe the longer term outlook for the corporate bond market continues to be healthy. There is a large amount of maturing global corporate debt which will eventually need to be refunded over the next several years. Also, in Europe, non-financial issuance should continue to be bolstered by a shift in corporate financing from bank loans to bonds resulting from increased bank capital requirements.

Structured finance issuances is expected to increase modestly in 2012 in comparison to 2011, primarily due to a combination of slightly better economic prospects for companies and less pessimistic expectations of defaults and downgrades in the corporate world, coupled with some regained stability in the structured market.

The recovery of the RMBS and CMBS markets continues to be dependent upon the recovery of both the residential and commercial real estate markets. The U.S. RMBS market will continue to remain under pressure given continued uncertainty over home prices and unemployment. European RMBS issuance volumes continued to weaken during 2012 and any potential resurgence is dependent upon sovereign and economic concerns subsiding. The U.S. CMBS market has fared better than the European CMBS market as the European market has been more unfavorably affected by the slowdown in economic growth. Increasing CMBS volumes will be somewhat dependent on the refinancing of commercial loans.

The outlook for the CDO market is dependent upon banks' willingness to initiate new loans and investors' risk appetite to invest in new CDO structures. ABS asset classes have generally performed as expected or better than expected through multiple economic cycles. We anticipate that trend to continue for the remainder of 2012. Although the ABS markets continue to strengthen, there continues to be significant regulatory head winds. While we expect the new rules and regulations to increase the cost to issuers of creating these types of structured instruments, we expect the markets to adjust and continue the use of securitization as an important funding tool going forward.

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

•	investment research products in our Research & Analytics group; and

•	other data subscriptions.

Non-subscription revenue is generated primarily from products in S&P Indices, specifically through fees based on assets underlying exchange-traded funds (“ETFs”), as well as certain advisory, pricing and analytical services in our Integrated Desktop Solutions group. S&P Indices includes our acquisition in June of this year of the Dow Jones Index ("DJI") business as discussed in more detail below.

The following table provides revenue and segment operating profit information for the periods ended September 30:

(in millions)	Three Months			Nine Months
	2012	2011	% Change	2012	2011	% Change
Revenue:
Subscription	$281	$252	12%	$816	$738	11%
Non-subscription	112	97	15%	296	268	10%
Total revenue	$393	$349	13%	$1,112	$1,006	11%
Revenue:
Domestic	$276	$242	14%	$773	$704	10%
International	117	107	10%	339	302	12%
Total revenue	$393	$349	13%	$1,112	$1,006	11%
Operating profit	$101	$113	(11)%	$308	$307	—%
Operating margin %	26%	32%		28%	30%

Foreign exchange rates had an unfavorable impact of $2 million on revenue and a favorable impact of $2 million on operating profit for the quarter, and an unfavorable impact on revenue of $3 million and a favorable impact on operating profit of $9 million for the first nine months of 2012.

Revenue

Three Months

Subscription and non-subscription revenue grew compared to the third quarter of 2011. Subscription revenue increased compared to the third quarter of 2011, primarily due to growth at Enterprise Solutions and Integrated Desktop Solutions.

Enterprise Solutions increased primarily due to Global Data Solutions, which includes RatingsXpress®, and recent acquisitions which occurred in 2012. The subscription base for Global Data Solutions, which includes RatingsXpress®, is growing from new client relationships and expanded relationships into existing accounts as the number of RatingsXpress® customers have increased 14% in the quarter as compared to the third quarter of 2011. However, average contract values for those customers have declined due to customer budget constraints amidst difficult market conditions. The acquisitions of QuantHouse and CMA that occurred in April 2012 and June 2012, respectively, also contributed to the revenue growth at Enterprise Solutions in the third quarter of 2012.

Integrated Desktop Solutions increase was driven by market share gains and increased contract values for existing accounts at Capital IQ, however cancellations have tempered growth in the quarter. The number of clients have still increased 15% from the comparable prior-year quarter. This includes a certain percentage of clients on TheMarkets.com platform that have been migrated to the Capital IQ platform. The subscription base for the Global Credit Portal, which includes RatingsDirect®, increased slightly as difficult market conditions due to budget constraints and reductions in headcount across the customer base affected revenue in the quarter.

Traditionally, subscription revenue has been primarily domestic, however, due to continued sales efforts of the Capital IQ desktop in Europe and Asia and recent acquisitions, international growth continued to occur in the third quarter of 2012.

Non-subscription revenue increased as total revenue at S&P Indices increased 24%. Revenue from S&P Indices represents 28% of total S&P Capital IQ / S&P Indices revenue in the quarter. S&P Indices revenue increased due to the acquisition of the DJI business. Excluding revenue from the acquisition of the DJI business, S&P Indices revenue decreased 7% due to lower average trading volumes, partially offset by higher average levels of assets under management for ETF products and higher mutual fund revenue.

17 new ETFs were launched during the third quarter of 2012 compared to eleven launched during the third quarter of 2011. Assets under management for ETFs rose 40% to $390 billion in 2012 from $278 billion in the third quarter of 2011.

Nine Months

Both subscription and non-subscription revenue grew compared to the first nine months of 2011 due to the factors noted above for the quarter.

Operating Profit

Operating profit decreased compared to the third quarter of 2011 and was relatively flat as compared to the first nine months of 2011. The quarter was significantly impacted by Growth and Value Plan costs of $18 million. The acquisitions of R2 Technologies in February 2012, QuantHouse in April 2012 and CMA and the DJI business in June 2012 also contributed to the decrease, particularly due to amortization charges relating to the intangible assets. Also impacting operating profit for the first nine months were transaction costs for our S&P/DJI Indices joint venture of $15 million, staff increases, primarily in developing regions, increased technology costs to support the growth in the employee base, costs to further develop our infrastructure and increased royalty payments due to the growth in contract values in RatingsXpress® and RatingsDirect®.

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

•	In June 2012, we completed the acquisition of CMA, a provider of independent data in the over-the-counter markets.

As a result of our focus on integration and these recent developments, demand is expected to continue to increase for our Capital IQ and data and information offerings.

Products at S&P Indices should continue to benefit as ETF assets grow globally. The business will continue to benefit from our joint venture with CME Group to form S&P/Dow Jones Indices LLC. The combination of these businesses creates the world's largest provider of financial market indices. While market volatility is expected to continue for the remainder of the year, an anticipated recovering economy and a slightly less volatile market may slow growth in our traded S&P Indices products. This group also should see opportunities in products internationally, primarily in the Middle East and Asia.

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

Commodities & Commercial

C&C includes such brands as Platts, JDPA, McGraw-Hill Construction and Aviation Week. The Broadcasting Group had historically been part of C&C. As of December 30, 2011 we completed the sale of the Broadcasting Group and in accordance with the presentation of the Broadcasting Group as discontinued operations, the results of operations of the business for periods presented in 2011 have been reclassified to reflect this change. See Note 3 – Acquisitions and Divestitures to our unaudited consolidated financial statements for further discussion.

The following table provides revenue and segment operating profit information for the periods ended September 30:

(in millions)	Three Months			Nine Months
	2012	2011	% Change	2012	2011	% Change
Total revenue	$239	$228	5%	$713	$657	8%
Operating profit	$60	$51	17%	$195	$139	40%
Operating margin %	25%	22%		27%	21%

Foreign exchange rates had immaterial impact on revenue for the quarter and first nine months, unfavorable impacts of $1 million on operating profit for the quarter and immaterial impact on operating profit for the first nine months.

Revenue

Three Months

Revenue at C&C increased primarily due to strong demand for Platts’ proprietary content and by growth in proprietary studies across our automotive sectors at JDPA, primarily in Asia and the United States.

Platts’ revenue grew by 13% and represents 51% of total C&C revenue for the quarter with growth across all regions. This growth was mainly driven by strength in Platts’ market data and price assessment products across all commodity sectors, led by petroleum and natural gas. The continued volatility in crude oil and other commodity prices is also having a favorable impact on revenue growth. The average price for crude oil futures during the quarter was approximately 3% higher than the average price in the prior-year comparable quarter.

JDPA had revenue growth across their global automotive sectors, including automotive consulting and their Power Information Network® ("PIN") . PIN provides real-time automotive information and decision-support tools based on the collection and analysis of daily new- and used-vehicle retail transaction data from thousands of automotive franchises.

Partially offsetting these increases at C&C were declines in McGraw-Hill Construction as market contractions declines have continued to impact revenue; however new business growth related to new products and enhancements is beginning to gain traction.

Nine Months

Revenue at C&C increased primarily by the factors noted above for the quarter. The two strategic acquisitions in 2011, Bentek Energy LLC in January and Steel Business Briefing Group in July, also contributed to the increase in revenue at Platts. Also contributing to the year-to-date increase at JDPA was an increase in licensing revenue associated with syndicated studies and in syndicated sales in non-auto sectors compared to the prior-year, particularly energy in the U.S. and insurance in Japan.

Operating Profit

The key drivers for operating profit growth in the segment for the quarter and first nine months of 2012 were the revenue growth described above along with the timing of certain technology and new product initiatives across C&C. McGraw-Hill Construction also contributed to the overall growth in operating profit as a result of expense savings from their continued focus on cost control across their business that outweighed their revenue decline. Offsetting the operating profit increase were additional costs primarily related to revenue growth at Platts and Growth and Value Plan costs of $6 million, with actions across all brands.

Industry Highlights and Outlook

C&C expects to continue to invest in digital capabilities that will enable our brands to become more integrated, compete more effectively in the marketplace, and create a foundation for the development of new products and revenue streams. The segment will further expand its presence in selected markets and geographies to help drive growth.

The continuing growth in oil demand and the uncertainty of supply causes volatility in energy prices, which will drive market participant demand for Platts' proprietary content, including news, price assessments and analytics. The International Energy Agency projects that world oil consumption will rise to 89.8 million barrels per day, a gain of 0.8 million barrels per day compared to 2011. The global oil market may continue to be volatile in coming months due to greater dependence on shrinking OPEC spare production capacity as sanctions on Iranian oil begin to impact the market.

Demand for our automotive studies is driven by the performance of the automotive industry. Global and U.S. light vehicle sales in the quarter increased approximately 9% and 13%, respectively, compared to the third quarter of 2011, with growth across all major markets except Europe.

Demand for our construction offerings is primarily dependent on the non-residential construction industry. Non-residential building construction in the quarter was down 12% from a year ago, as a 14% drop for the institutional side outweighed a modest 2% gain for the commercial sector. Residential building climbed 26%, compared to the third quarter of 2011. Non-building construction in the quarter was down 6% from a year ago, reflecting an 11% decline for public works that was only partially offset by a 16% gain for electric utilities.

McGraw-Hill Education

MHE consists of two operating groups: the Higher Education, Professional and International Group (“HPI”), serving the college and university, professional, international and adult education markets, and the School Education Group (“SEG”), serving the elementary and high school markets.

The following table provides revenue and segment operating profit information for the periods ended September 30:

(in millions)	Three Months			Nine Months
	2012	2011	% Change	2012	2011	% Change
Revenue:
HPI	$484	$517	(6)%	$926	$958	(3)%
SEG	352	420	(16)%	680	819	(17)%
Total revenue	$836	$937	(11)%	$1,606	$1,777	(10)%
Operating profit	$253	$315	(20)%	$245	$281	(13)%
Operating margin %	30%	34%		15%	16%

Revenue and operating results for our MHE segment reflect the seasonal nature of our educational publishing businesses, with the first quarter being the least significant and the third quarter being the most significant.

Foreign exchange rates had unfavorable impacts of $7 million on revenue and $8 million on operating profit for the quarter, and unfavorable impacts of $14 million on revenue and $7 million on operating profit for the first nine months of 2012.

Revenue

Three Months

In the HPI group, Higher Education decreased from the prior-year quarter as the used book and book rental markets have grown resulting in a reduction in sales related to our new editions. Despite this reduction, digital revenue growth was approximately 23% in the quarter as compared to the third quarter of 2011. The continued digital revenue growth is driven by our LearnSmart® and McGraw-Hill Connect® offering, which combines our homework management product line with our adaptive learning tutorial product.

Key titles contributing to the performance of Higher Education in the quarter included Nickels, Understanding Business, 10/e; Lucas, The Art of Public Speaking, 11/e; McConnell, Economics, 19/e; McKinley, Anatomy of Physiology, 1/e; and Saladin, Anatomy and Physiology, 6/e.

Professional decreased slightly over the comparable prior-year quarter, driven primarily by a decline in print book sales resulting from economic conditions in the retail market. This was partially offset by higher sales for digital subscription products and eBooks. Approximately 30% of Professional’s third quarter revenue was digital, and digital revenue grew by approximately 20% as compared to the prior-year quarter.

International decreased from the comparable prior-year quarter driven by the unfavorable impact of foreign exchange rates. Sales across all regions were down, except for Australia, as a result of economic conditions, particularly in Europe, and lower government spending.

Revenue at SEG decreased compared to the prior-year quarter, with declines occurring in both the adoption states and open territories. The decline in the adoption states resulted primarily from lower sales opportunity as the state new adoption market is smaller than the prior year market by approximately 40%. In addition, our K-8 math and Florida social studies programs contain digital components that will be delivered over multiple years, resulting in revenue deferrals from the current year that were significantly higher in this quarter than in the third quarter of 2011. These deferrals account for nearly 40% of the decline in revenue for the quarter. Partially offsetting the adoption state revenue decline were higher sales in Florida, which is purchasing K-12 social studies this year. Declines in the open territory resulted primarily from lower sales in New York due to the timing of orders as compared to the prior year.

In the assessment market, custom testing revenue increased in the quarter as compared to the third quarter of 2011 due to several new contracts, while formative testing revenue decreased due to planned reductions in the scope of work on several contracts.

Nine Months

In the HPI group, Higher Education was relatively flat from the prior year as decreases noted above for the quarter were partially offset by an increase in digital sales driven by our LearnSmart® and McGraw-Hill Connect® offering. Professional decreased from the prior year primarily due to the reasons noted above for the quarter; however, slightly higher sales of print books earlier in the year partially offset some of the revenue reduction. International also decreased from the prior year primarily due to the reasons noted above for the quarter, although India had higher sales in the first quarter due to the timing of orders for Higher Education product.

Revenue at SEG decreased compared to the prior year, with declines occurring in both the adoption states and open territories. In addition to the decreases noted above for the quarter, the decline in the adoption states resulted primarily from 2011 orders for intervention materials in Texas and reading in California that did not repeat this year. Custom testing revenue increased slightly due to the execution of several new contracts and formative testing declined compared to the prior year primarily due to the reasons noted above for the quarter.

Operating Profit

In the quarter and first nine months of 2012 operating profit declined, primarily due to the gross margin impact of the significant revenue decline at SEG. In addition, profit was impacted by Growth and Value Plan costs of $15 million in the quarter across all businesses. This was partially offset by reduced expenses compared to the prior-year periods. Personnel costs were lower as a result of the restructuring actions taken in the fourth quarter of 2011 and selling and marketing expenses were lower given the reduced revenue opportunities in the adoption states. Further, the operating margin decline was mitigated by tight overall cost controls, a reduction in amortization of prepublication costs and lower reserve requirements.

Industry Highlights and Outlook

The projected increase in U.S. college enrollments is a rise of nearly 15% to 24.1 million between 2010 and 2020, according to the National Center for Education Statistics (“NCES”). The U.S. college new textbook market is $4.5 billion and is expected to grow between 0%-3% in 2012.

According to statistics compiled by the Association of American Publishers, total net sales of elementary and secondary instructional materials decreased by 14% through August 2012. Net sales for the industry in the adoption states decreased by 17.4% compared to the prior-year period, while net sales in the open territory states decreased by 10.6% compared to the prior-year period.

Total U.S. PreK-12 enrollment for 2011-2012 is estimated at nearly 55 million students, up 0.3% from 2010-2011, according to the NCES. We project that the 2012 el-hi market could decrease by approximately 10% versus the 2011 market, which was $3.3 billion for adoption and open territory sales.

LIQUIDITY AND CAPITAL RESOURCES

We continue to maintain a strong financial position and expect our cash on hand, cash flows from operations and availability under our existing credit facility to be sufficient to meet any additional operating and recurring cash needs into the foreseeable future. Our 5.375% Senior Notes will mature on November 15, 2012 and we have sufficient liquidity to manage any planned debt payment.

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

Cash Flow Overview

Cash and equivalents were $1,243 million as of September 30, 2012, an increase of $299 million from December 31, 2011, and consisted of domestic cash of $579 million and cash held abroad of $664 million. Typically, cash held outside the U.S. is anticipated to be utilized to fund international operations or to be reinvested outside of the U.S., as a significant portion of our opportunities for growth in the coming years are expected to be abroad. In the event funds from international operations are needed to fund operations in the U.S., we would be required to accrue for and pay taxes in the U.S. to repatriate these funds.

The following table provides cash flow information for the first nine months of:

(in millions)	2012	2011	% Change
Net cash provided by (used for):
Operating activities	$847	$1,038	(18)%
Investing activities	(333)	(366)	(9)%
Financing activities	(227)	(754)	(70)%

In the first nine months of 2012, free cash flow decreased to $420 million compared to $627 million in the first nine months of 2011, a decrease of $207 million. The decline is primarily due to one-time cash outlays related to the Growth and Value Plan costs and a decrease in cash provided by operating activities as discussed below. Free cash flow is a non-GAAP financial measure and reflects our cash flow provided by operating activities less investment in prepublication costs, capital expenditures and dividends. Capital expenditures include purchases of property and equipment and additions to technology projects. See “Reconciliation of Non-GAAP Financial Information” for a reconciliation of cash flow provided by operating activities, the most directly comparable U.S. GAAP financial measure, to free cash flow.

Our consolidated statements of cash flows for the first nine months of September 30, 2011 include amounts related to discontinued operations. Discontinued operations did not have a significant impact on cash flows from operating, investing and financing activities.

Operating activities

Cash provided by operating activities was $847 million for the first nine months of 2012 compared to $1,038 million for the first nine months of 2011, a decrease of $191 million. The decrease is mainly due to the timing of our estimated tax payment as it was made in the fourth quarter of 2011 as compared to the third quarter of 2012, a tax refund received in 2011 for the 2010 tax year that did not occur in 2012, an increase in accounts receivable as a result of higher billings at S&P Ratings and S&P Capital IQ / S&P Indices and lower pension plan benefit accruals in 2012, partially offset by higher payments to vendors in 2011.

Investing activities

Our cash outflows from investing activities are primarily for acquisitions, investment in prepublication costs and capital expenditures.

Cash used for investing activities decreased $33 million to $333 million for the first nine months of 2012, primarily due to a higher amount of cash inflows from short-term investments and a lower amount of cash paid for acquisitions, partially offset by lower proceeds from dispositions due to the sale of our interest in LinkedIn Corporation in 2011 and increased investment in prepublication costs. Refer to Note 3 – Acquisitions and Divestitures to our unaudited consolidated financial statements for further information.

Financing activities

Our cash outflows from financing activities consist primarily of share repurchases and dividends to shareholders, while cash inflows are primarily proceeds from the exercise of stock options.

Cash used for financing activities was $227 million in the first nine months of 2012 compared to $754 million in the first nine months of 2011, a decrease of $527 million. The decrease is primarily attributable to a decrease in cash used for share repurchases and an increase in the exercise of employee stock options.

During the first nine months of 2012, we used cash to repurchase 5.4 million shares at an average price of $49.99 per share. An additional 0.5 million shares were repurchased in the third quarter of 2012 for $25.6 million, which settled in October 2012. Including these additional shares, we utilized cash to repurchase at an average price of $50.35 per share.

Additional Financing

Currently, we have the ability to borrow $1.2 billion in additional funds through our commercial paper program, which is supported by our $1.2 billion three-year credit agreement (our “credit facility”) that will terminate on July 30, 2013. We pay a commitment fee of 15 to 35 basis points for our credit facility, depending on our credit rating, whether or not amounts have been borrowed, and currently pay a commitment fee of 20 basis points. The interest rate on borrowings under our credit facility is, at our option, calculated using rates that are primarily based on either the prevailing London Inter-Bank Offer Rate, the prime rate determined by the administrative agent or the Federal funds rate. For certain borrowings under our credit facility there is also a spread based on our credit rating added to the applicable rate. As of September 30, 2012, we have not utilized our credit facility for additional funds.

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

(in millions)	2012	2011
Cash provided by operating activities	$847	$1,038
Investment in prepublication costs	(119)	(105)
Capital expenditures	(79)	(70)
Cash flow before dividends	649	863
Dividends paid to shareholders	(216)	(225)
Dividends paid to noncontrolling interests	(13)	(11)
Free cash flow	$420	$627

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

RECENTLY ADOPTED ACCOUNTING STANDARDS

In July 2012, the Financial Accounting Standards Board (“FASB”) issued guidance that simplified how an entity tests for impairment of indefinite-lived intangible assets. Under the revised guidance, an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity determines that it is more likely than not that the indefinite-lived intangible asset is impaired, then the entity is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value of the indefinite-lived intangible asset with its carrying amount. Otherwise, no further testing is required. The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted for annual and interim impairment tests performed as of a date before July 27, 2012. We will adopt the FASB's guidance during the three months ended December 31, 2012. We do not expect the adoption of the guidance to have a significant impact on our financial position, results of operations or cash flows.

In September 2011, FASB issued guidance that simplified how an entity tests goodwill for impairment. The revised guidance provides an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment. Under the revised guidance, an entity is permitted to first assess qualitative factors to determine whether goodwill impairment exists prior to performing analyses comparing the fair value of a reporting unit to its carrying amount. If, after assessing the totality of events or circumstances, an entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the quantitative impairment test is required. Otherwise, no further testing is required. The guidance is effective beginning January 1, 2012; however, early adoption is permitted. We adopted the FASB’s guidance during the three months ended December 31, 2011. The adoption of the guidance did not have a significant impact on our financial position, results of operations or cash flows.

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

In addition, there are certain risks and uncertainties relating to our previously announced Growth and Value Plan which contemplates a separation of our education business, including, but not limited to, the impact and possible disruption to our operations, the timing and certainty of completing the transaction, unanticipated developments that may delay or negatively impact the transaction, and the ability of each business to operate as an independent entity upon completion of the transaction. We caution readers not to place undue reliance on forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in our exposure to market risk during the nine months ended September 30, 2012 from December 31, 2011. Our exposure to market risk includes changes in foreign exchange rates. We have operations in various foreign countries where the functional currency is primarily the local currency. For international operations that are determined to be extensions of the parent company, the U.S. dollar is the functional currency. We typically have naturally hedged positions in most countries from a local currency perspective with offsetting assets and liabilities. We estimate that a hypothetical 10% adverse movement in the foreign currency exchange rates would not be material to our financial position, statement of income or cash flows. As of September 30, 2012, we have entered into an immaterial amount of forward exchange contracts to hedge the effect of adverse fluctuations in foreign currency exchange rates. We have not entered into any derivative financial instruments for speculative purposes.

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

As of September 30, 2012, an evaluation was performed under the supervision and with the participation of management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the U.S. Securities Exchange Act of 1934). Based on that evaluation, management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2012.

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

•
In connection with the Parmalat matter, on September 29, 2012, Parmalat submitted a brief to the Court of Appeals of Milan appealing the judgment issued by the Tribunal of Milan.  An initial hearing on the appeal is scheduled to take place on May 23, 2013.  Standard & Poor's response to the appeal, including a cross-appeal, if any, must be filed at least 20 days prior to the initial hearing.

•
In connection with the Reese matter, on April 2, 2012, the District Court entered judgment granting the Defendants’ motion to dismiss, and dismissing all claims asserted against the Defendants in their entirety. The Lead Plaintiff has appealed the dismissal order.

•
In connection with the Gearren and Sullivan matters, on February 23, 2012, the Court of Appeals denied the plaintiffs’ petition for reconsideration by the full Court. Plaintiffs filed a petition with the United States Supreme Court asking it to review the decision. The Supreme Court has denied plaintiffs' request and the dismissals are now final.

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

In view of the inherent difficulty of predicting the outcome of legal matters, particularly where the claimants seek very large or indeterminate damages, or where the cases present novel legal theories, involve a large number of parties or are in early stages of discovery, we cannot state with confidence what the eventual outcome of the pending matters described in Note 13 — Commitments and Contingencies to the consolidated financial statements of our Annual Report will be, what the timing of the ultimate resolution of these matters will be or what the eventual loss, fines, penalties or impact related to each pending matter may be. We believe, based on our current knowledge, the outcome of the legal actions, proceedings and investigations currently pending should not have a material, adverse effect on our financial position, results of operations or cash flows.

Item 1a. Risk Factors

Our Annual Report contains detailed cautionary statements which identify all known material risks, uncertainties and other factors that could cause our actual results to differ materially from historical or expected results. There have been no material changes to the risk factors we have previously disclosed in Item 1a, Risk Factors, in our Annual Report, except as set forth below.

Risks associated with the proposed spin-off or sale of McGraw-Hill Education is updated in its entirety as follows:

•
We previously announced a tax-free spin-off of McGraw-Hill Education and we are also considering a potential sale of the business. Any spin-off or sale would be subject to various regulatory approvals, and may be affected by unanticipated developments or changes in market conditions. These factors could prevent the completion of or otherwise adversely affect or delay the proposed transaction.

•
Completion of a spin-off or sale requires significant time, effort, and expense. Any delays in the anticipated completion of the transaction may increase the expenses which we incur to complete the transaction. In the case of a spin-off, McGraw-Hill Education could also face unanticipated problems in operating independently, and thus may not achieve the anticipated benefits of the separation.

•
If consummated, the spin-off will result in two separate independent public companies each of which will be a smaller, less diversified company than we currently are with a narrower business focus than we currently have. In addition, diversification of revenues, costs, and cash flows may diminish. As such, it is possible that the results of operations, cash flows, working capital and financing requirements of the two separate businesses may be subject to increased volatility. These same considerations would apply to the Company in the case of a sale of McGraw-Hill Education.

•
A spin-off transaction requires us to hire, retain and develop our senior management and a highly skilled workforce for two separate businesses. Any unplanned turnover or our failure to develop current leadership positions or to hire and retain a skilled workforce could affect our institutional knowledge base and our competitive advantage. In the case of either a spin-off or sale, our employees may also be distracted due to uncertainty about their future roles with each of the separate companies pending the completion of the transaction. In addition, our operating results could be adversely affected by increased costs due to increased competition for employees and higher employee turnover.

•
In addition, we have and plan to outsource certain support functions to third-party service providers to achieve cost savings and efficiencies. If the service providers to which we outsource these functions to do not perform effectively, we may not be able to achieve the expected cost savings and, depending on the function involved, we may experience business disruption, processing inefficiencies, the loss of or damage to intellectual property through security breach, or harm employee morale.

Risk factors specific to Commodities & Commercial is updated as follows:

•
On October 5, 2012, the International Organization of Securities Commissions ("IOSCO") issued its final report to the G-20, including Principles for Oil Price Reporting Agencies, which sets out principles IOSCO states are intended to enhance the reliability of oil price assessments that are referenced in derivative contracts subject to regulation by IOSCO members.

•	We do not believe that any new regulatory or self-regulatory oversight regime would have a material adverse effect on our financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 29, 2011, the Board of Directors approved a stock repurchase program authorizing the purchase of up to 50.0 million shares (the “2011 Repurchase Program”), which was approximately 17% of the total shares of our outstanding common stock at that time. During the third quarter of 2012, we repurchased 5.9 million shares. As of September 30, 2012, 16.9 million shares remained available under the 2011 Repurchase Program.

Repurchased shares may be used for general corporate purposes, including the issuance of shares for stock compensation plans and to offset the dilutive effect of the exercise of employee stock options. The 2011 Repurchase Program has no expiration date and purchases under this program may be made from time to time on the open market and in private transactions, depending on market conditions.

The following table provides information on our purchases of our outstanding common stock during the third quarter of 2012 pursuant to the 2011 Repurchase Program (column c). In addition to these purchases, the number of shares in column (a) include: 1) shares of common stock that are tendered to us to satisfy our employees’ tax withholding obligations in connection with the vesting of awards of restricted shares (we repurchase such shares based on their fair market value on the vesting date), and 2) our shares deemed surrendered to us to pay the exercise price and to satisfy our employees’ tax withholding obligations in connection with the exercise of employee stock options. There were no other share repurchases during the quarter outside the repurchases noted below.

(amounts in millions, except per share price)

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs	(d) Maximum Number of Shares that may yet be Purchased Under the Programs
Jul. 1 — Jul. 31, 2012	0.6	$46.90	0.6	22.2
Aug. 1 — Aug. 31, 2012	3.3	49.07	3.3	18.9
Sept. 1 — Sept. 30, 2012	2.0	53.40	2.0	16.9
Total — Qtr	5.9	$50.35	5.9	16.9

Item 6. Exhibits

(15)	Letter on Unaudited Interim Financials

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

(32)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(101.INS)	XBRL Instance Document

(101.SCH)	XBRL Taxonomy Extension Schema

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase

(101.LAB)	XBRL Taxonomy Extension Label Linkbase

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

The McGraw-Hill Companies, Inc.
Registrant

Date:	November 2, 2012	By	/s/ Jack F. Callahan, Jr.
Jack F. Callahan, Jr.
Executive Vice President and Chief Financial Officer

Date:	November 2, 2012	By	/s/ Kenneth M. Vittor
Kenneth M. Vittor
Executive Vice President and General Counsel

Date:	November 2, 2012	By	/s/ Emmanuel N. Korakis
Emmanuel N. Korakis
Senior Vice President and Corporate Controller