Form 10-K/A
period 2012-12-31
MCGRAW-HILL COMPANIES INC
filed 2013-03-20
CIK 64040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the "Amendment") amends the Form 10-K of The McGraw-Hill Companies, Inc. (the "Company") for the fiscal year ended December 31, 2012, as filed with the Securities and Exchange Commission on February 28, 2013 (the "Original Filing"). The Amendment is being filed for the purpose of correcting the following items:

(i)
2009 and 2008 revenue amounts, 2008 segment operating profit, 2009 and 2008 net income from continuing operations attributable to The McGraw-Hill Companies, Inc., 2009 and 2008 earnings per share from continuing operations and related operating statistics for 2009 and 2008 in “Item 6. Selected Financial Data” in the Original Filing on page 18 have been corrected. Revenue amounts were corrected as McGraw-Hill Education's gross profit was inadvertently subtracted from the Company's total revenue instead of subtracting McGraw-Hill Education's total revenue from the Company's total revenue. Additionally, segment operating profit, net income from continuing operations attributable to The McGraw-Hill Companies, Inc. and earnings per share from continuing operations were corrected as they were inadvertently impacted by discontinued operations adjustments that should not have affected those amounts. Therefore, "Item 6. Selected Financial Data" has been restated as follows:

(in millions, except per share data)	2009		2008
	Reported	Restated	Reported	Restated
Revenue	$4,132	$3,483	$4,354	$3,609
Segment operating profit			$1,118	$1,143
Net income from continuing operations attributable to The McGraw-Hill Companies, Inc.	$543	$546	$582	$569
Earnings per share attributable to the McGraw-Hill Companies, Inc. common shareholders:
Basic	$1.74	$1.75	$1.85	$1.80
Diluted	$1.73	$1.74	$1.83	$1.79
Income from continuing operations before taxes on income as a percent of revenue from continuing operations	21.2%	25.1%	21.4%	25.8%
Net income from continuing operations as a percent of revenue from continuing operations	13.6%	16.1%	13.4%	16.2%

(ii)
The approximate number of record holders of our common stock as of February 1, 2013 disclosed in “Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in the Original Filing on page 16 has been corrected as the Company inadvertently disclosed the number of shares of common stock outstanding as of February 1, 2013, which was 280.8 million. The correct number of record holders of our common stock as of February 1, 2013 was 3,885.

(iii)
A typographical error in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” in the Original Filing on page 27 has been corrected as the total intangible asset impairment charge and the impairment charge on certain prepublication and inventory assets for McGraw-Hill Education's School Education Group was inadvertently stated to be $497,000,000 million and $19,000,000 million, respectively. However, as dollar figures in Item 7 were presented in millions, this figure should have been stated as $497 million and $19 million, respectively.

Except for these corrections, there have been no changes in any of the financial or other information contained in this Form 10-K/A. The Amendment does not reflect events occurring after the Original Filing, or modify or update the disclosures therein in any way other than as required to reflect the amendments set forth above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, on the 20th day of March 2013.

The McGraw-Hill Companies, Inc.
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

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

On February 1, 2013, the closing price of our common stock was $58.34 per share as reported on the New York Stock Exchange (“NYSE”) under the ticker symbol “MHP”. The approximate number of record holders of our common stock as of February 1, 2013 was 3,885. The high and low sales prices of the McGraw-Hill Companies’ common stock on the NYSE for the past three fiscal years are as follows:

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

(in millions, except per share data)	2012		2011		2010		2009		2008
Income statement data:
Revenue	$4,450		$3,954		$3,639		$3,483		$3,609
Segment operating profit	1,517		1,303		1,230		1,110		1,143
Income from continuing operations before taxes on income	1,130	[1]	1,000	[2]	943	[3]	876	[4]	932	[5]
Provision for taxes on income	404		374		344		315		348
Net income from continuing operations attributable to The McGraw-Hill Companies, Inc.	676		607		582		546		569
Earnings per share attributable to the McGraw-Hill Companies, Inc. common shareholders:
Basic	2.43		2.03		1.88		1.75		1.80
Diluted	2.37		2.00		1.86		1.74		1.79
Dividends per share	1.02		1.00		0.94		0.90		0.88
Special dividend declared per common share	2.50
Operating statistics:
Return on average equity	40.5%		48.2%		40.4%		45.7%		54.0%
Income from continuing operations before taxes on income as a percent of revenue from continuing operations	25.4%		25.3%		25.9%		25.1%		25.8%
Net Income from continuing operations as a percent of revenue from continuing operations	16.3%		15.8%		16.5%		16.1%		16.2%
Balance sheet data: [6]
Working capital	$(1,044)		$(845)		$262		$2		$(771)
Total assets	5,122		4,112		4,664		4,010		3,201
Total debt	1,256		1,198		1,198		1,198		1,268
Redeemable noncontrolling interest	811		—		—		—		—
Equity	840		1,584		2,292		1,929		1,353
Number of employees	21,687		22,660		20,755		21,077		21,649

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