Form 10-Q
period 2013-03-31
MCGRAW-HILL COMPANIES INC
filed 2013-04-30
CIK 64040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
YES ☐ NO ☑
On April 19, 2013 there were 274.1 million shares of common stock (par value $1.00 per share) outstanding.

The McGraw-Hill Companies, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of The McGraw-Hill Companies, Inc.

We have reviewed the consolidated balance sheet of The McGraw-Hill Companies, Inc. as of March 31, 2013, and the related consolidated statements of income, comprehensive income and cash flows for the three-month periods ended March 31, 2013 and 2012, and the related consolidated statement of equity as of March 31, 2013. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of The McGraw-Hill Companies, Inc. as of December 31, 2012, and the related consolidated statements of income, comprehensive income, equity, and cash flows for the year then ended, not presented herein, and in our report dated February 28, 2013, we expressed an unqualified opinion on those consolidated financial statements.

/s/ ERNST & YOUNG LLP

New York, New York
April 30, 2013

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

The McGraw-Hill Companies, Inc.
Consolidated Statements of Income
(Unaudited)

(in millions, except per share amounts)	Three Months Ended
	March 31,
	2013	2012
Revenue	$1,181	$1,035
Expenses:
Operating-related expenses	374	361
Selling and general expenses	494	361
Depreciation	23	22
Amortization of intangibles	12	9
Total expenses	903	753
Operating profit	278	282
Interest expense, net	15	21
Income from continuing operations before taxes on income	263	261
Provision for taxes on income	89	98
Income from continuing operations	174	163
Discontinued operations, net of tax:
Loss from discontinued operations	(31)	(36)
Gain on sale of discontinued operations (includes $(75) accumulated other comprehensive income reclassifications for foreign currency translation adjustment)	612	—
Discontinued operations, net	581	(36)
Net income	755	127
Less: net income from continuing operations attributable to noncontrolling interests	(21)	(5)
Less: net loss from discontinued operations attributable to noncontrolling interests	1	1
Net income attributable to The McGraw-Hill Companies, Inc.	$735	$123

Amounts attributable to The McGraw-Hill Companies, Inc. common shareholders:
Income from continuing operations	$153	$158
Income (loss) from discontinued operations	582	(35)
Net income	$735	$123

Earnings per share attributable to The McGraw-Hill Companies, Inc. common shareholders:
Basic:
Income from continuing operations	$0.55	$0.57
Income (loss) from discontinued operations	2.07	(0.13)
Net income	$2.62	$0.44
Diluted:
Income from continuing operations	$0.54	$0.56
Income (loss) from discontinued operations	2.05	(0.13)
Net income	$2.59	$0.43
Average number of common shares outstanding:
Basic	280.5	278.0
Diluted	284.3	283.8

Dividend declared per common share	$0.28	$0.255

See accompanying notes to the unaudited consolidated financial statements.

The McGraw-Hill Companies, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

(in millions)	Three Months Ended
	March 31,
	2013	2012
Net income	$755	$127

Other comprehensive income:
Foreign currency translation adjustment	67	19
Income tax effect	(7)	(1)
	60	18

Pension and other postretirement benefit plans	3	8
Income tax effect	(3)	(3)
	—	5

Unrealized gain (loss) on investments and forward exchange contracts	8	1
Income tax effect	(4)	—
	4	1

Comprehensive income	819	151
Less: comprehensive income attributable to nonredeemable noncontrolling interests	(3)	(7)
Less: comprehensive income attributable to redeemable noncontrolling interests	(18)	—
Comprehensive income attributable to The McGraw-Hill Companies, Inc.	$798	$144

See accompanying notes to the unaudited consolidated financial statements.

The McGraw-Hill Companies, Inc.
Consolidated Balance Sheets

(in millions)	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and equivalents	$1,905	$760
Accounts receivable, net of allowance for doubtful accounts: 2013 - $51 ; 2012 - $54	999	954
Deferred income taxes	133	117
Prepaid and other current assets	144	128
Assets held for sale	—	1,940
Total current assets	3,181	3,899
Property and equipment, net of accumulated depreciation: 2013 - $641 ; 2012 - $772	345	368
Goodwill	1,429	1,438
Other intangible assets, net	1,054	1,081
Other non-current assets	261	266
Total assets	$6,270	$7,052
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$250	$249
Accrued compensation and contributions to retirement plans	250	453
Short-term debt	—	457
Income taxes currently payable	346	158
Unearned revenue	1,279	1,229
Other current liabilities	563	457
Liabilities held for sale	—	664
Total current liabilities	2,688	3,667
Long-term debt	799	799
Pension and other post-retirement benefits	511	529
Other non-current liabilities	380	407
Total liabilities	4,378	5,402
Commitments and contingencies (Note 11)
Redeemable noncontrolling interest (Note 7)	810	810
Equity:
Common stock	412	412
Additional paid-in capital	236	492
Retained income	7,168	6,525
Accumulated other comprehensive loss	(454)	(517)
Less: common stock in treasury	(6,332)	(6,145)
Total equity — controlling interests	1,030	767
Total equity — noncontrolling interests	52	73
Total equity	1,082	840
Total liabilities and equity	$6,270	$7,052

See accompanying notes to the unaudited consolidated financial statements.

The McGraw-Hill Companies, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

(in millions)	Three Months Ended
	March 31,
	2013	2012
Operating Activities:
Net income	$755	$127
Less: discontinued operations, net	581	(36)
Net income from continuing operations	174	163
Adjustments to reconcile net income from continuing operations to cash provided by operating activities from continuing operations:
Depreciation (including amortization of technology projects)	23	22
Amortization of intangibles	12	9
Provision for losses on accounts receivable	11	4
Deferred income taxes	1	2
Stock-based compensation	21	17
Other	87	19
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	(46)	(47)
Prepaid and other current assets	(25)	(13)
Accounts payable and accrued expenses	(242)	(189)
Unearned revenue	63	8
Other current liabilities	14	(6)
Net change in prepaid/accrued income taxes	(148)	53
Net change in other assets and liabilities	8	(16)
Cash (used for) provided by operating activities from continuing operations	(47)	26
Investing Activities:
Capital expenditures	(22)	(10)
Acquisitions, net of cash acquired	—	(16)
Changes in short-term investments	—	5
Cash used for investing activities from continuing operations	(22)	(21)
Financing Activities:
Repayments of short-term debt, net	(457)	—
Dividends paid to shareholders	(79)	(74)
Dividends and other payments paid to noncontrolling interests	(17)	—
Repurchase of treasury shares	(500)	—
Exercise of stock options	74	112
Excess tax benefits from share-based payments	8	5
Cash (used for) provided by financing activities from continuing operations	(971)	43
Effect of exchange rate changes on cash from continuing operations	(23)	6
Cash (used for) provided by continuing operations	(1,063)	54
Discontinued Operations:
Cash provided by (used for) operating activities	73	(50)
Cash provided by (used for) investing activities	2,159	(43)
Cash used for financing activities	(25)	(1)
Effect of exchange rate changes on cash	1	4
Effect of change in cash and equivalents	—	7
Cash provided by (used for) discontinued operations	2,208	(83)
Net change in cash and equivalents	1,145	(29)
Cash and equivalents at beginning of period	760	835
Cash and equivalents at end of period	$1,905	$806
See accompanying notes to the unaudited consolidated financial statements.

The McGraw-Hill Companies, Inc.
Consolidated Statements of Equity
(Unaudited)

(in millions)	Common Stock $1 par	Additional Paid-in Capital	Retained Income	Accumulated Other Comprehensive Loss	Less: Treasury Stock	Total MHP Equity	Noncontrolling Interests	Total Equity
Balance as of December 31, 2012	$412	$492	$6,525	$(517)	$6,145	$767	$73	$840
Comprehensive income [1]			735	63		798	3	801
Dividends			(81)			(81)		(81)
Noncontrolling interest adjustments [2]						—	(24)	(24)
Share repurchases		(152)			348	(500)		(500)
Employee stock plans, net of tax benefit		(104)			(161)	57		57
Change in redemption value of redeemable noncontrolling interest			2			2		2
Other			(13)			(13)		(13)
Balance as of March 31, 2013	$412	$236	$7,168	$(454)	$6,332	$1,030	$52	$1,082

[1]	Excludes $18 million attributable to redeemable noncontrolling interest.

[2]	Relates to the write-off of noncontrolling interests related to discontinued operations.

See accompanying notes to the consolidated financial statements.

The McGraw-Hill Companies, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

1.	Nature of Operations and Basis of Presentation

The McGraw-Hill Companies, Inc. (together with its consolidated subsidiaries, "McGraw-Hill," the “Company,” “we,” “us” or “our”) is a leading content and analytics provider serving the capital, commodities and commercial markets. The capital markets include asset managers, banks, exchanges, issuers and financial advisors; the commodities markets include producers, traders and intermediaries within energy, metals, and agriculture; and the commercial markets include professionals and corporate executives within automotive, construction, aerospace and defense and marketing / research information services.

Our operations consist of four reportable segments: Standard & Poor’s Ratings (“S&P Ratings”), S&P Capital IQ, S&P Dow Jones Indices ("S&P DJ Indices") and Commodities & Commercial Markets (“C&C”).

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

We completed the sale of our McGraw-Hill Education business ("MHE") on March 22, 2013 and, accordingly, the results of operations of MHE have been reclassified to reflect the business as a discontinued operation for the three months ended March 31, 2013 and 2012. The assets and liabilities of MHE have been removed from the consolidated balance sheet as of March 31, 2013 and classified as held for sale as of December 31, 2012. See Note 2 — Acquisitions and Divestitures for further discussion.

The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Therefore, the financial statements included herein should be read in conjunction with the financial statements and notes included in our Form 10-K, as amended, for the year ended December 31, 2012 (our “Form 10-K”).

In the opinion of management all normal recurring adjustments considered necessary for a fair statement of the results of the interim periods have been included. The operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the full year. Certain prior-year amounts have been reclassified to conform to the current presentation.

Our critical accounting estimates are disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Form 10-K. On an ongoing basis, we evaluate our estimates and assumptions, including those related to revenue recognition, allowance for doubtful accounts, valuation of long-lived assets, goodwill and other intangible assets, pension plans, incentive and stock-based compensation, income taxes, contingencies and redeemable noncontrolling interests. Since the date of our Form 10-K, there have been no material changes to our critical accounting policies and estimates.

2.	Acquisitions and Divestitures

Acquisitions

During the three months ended March 31, 2013, we did not complete any acquisitions.

During the three months ended March 31, 2012, we completed the acquisition of R² Technologies (“R²”). R² provides advanced risk and scenario-based analytics to traders, portfolio and risk managers for pricing, hedging and capital management across asset classes. R² was integrated into our S&P Capital IQ segment. Including the pro forma impact on earnings, the acquisition of R² was not material to our consolidated financial statements.

Divestitures

On November 26, 2012, we entered into a definitive agreement to sell MHE to investment funds affiliated with Apollo Global Management, LLC and on March 22, 2013, we completed the sale for a purchase price of $2.4 billion in cash. We recorded an after-tax gain on the sale of $612 million, which is included in discontinued operations, net in the consolidated statement of income for the three months ended March 31, 2013. We are using a portion of the after-tax proceeds from the sale to pay down short-term debt, in part driven by the special dividend paid in 2012, to resume share repurchases and to make selective acquisitions.

In connection with the sale, we have entered into transition service agreements designed to ensure and facilitate the orderly transfer of MHE's business operations to the buyer. Under the terms of these agreements, we will provide various services to MHE for an expected period of three to twelve months from the date of the sale.

The completion of the sale also marks the completion of our Growth and Value Plan that we began in September of 2011. Costs incurred during the three months ended March 31, 2013 and 2012 have been $44 million and $33 million, respectively. All costs for the three months ended March 31, 2013 are recorded in continuing operations, whereas $29 million of the costs for the three months ended March 31, 2012 are recorded in continuing operations. Specifically, for the three months ended March 31, 2013, the costs primarily related to $21 million of professional fees and $19 million of charges associated with our outsourcing initiatives, mainly for the write-down of certain fixed assets. For the three months ended March 31, 2012, the costs primarily related to professional fees and an $8 million charge reducing our lease commitments.

Total costs incurred since the Growth and Value Plan was announced in September of 2011 have been $341 million, of which $280 million have been recorded in continuing operations and $61 million have been recorded in discontinued operations. Costs that have been recorded in continuing operations have been included in selling and general expenses in our consolidated statements of income. These are costs that have been necessary to enable separation, reduce our cost structure, accelerate growth and increase shareholder value.

The key components of income (loss) from discontinued operations for the three months ended March 31 consist of the following:

(in millions)	2013	2012
Revenue	$268	$295
Expenses	314	357
Operating loss	(46)	(62)
Interest expense (income), net	1	(1)
Loss before taxes on loss	(47)	(61)
Benefit for taxes on loss	(16)	(25)
Loss from discontinued operations, net of tax	(31)	(36)
Pre-tax gain on sale from discontinued operations	920	—
Provision for taxes on income	308	—
Gain on sale of discontinued operations, net of tax	612	—
Discontinued operations, net	581	(36)
Less: net loss attributable to noncontrolling interests	1	1
Income (loss) from discontinued operations attributable to The McGraw-Hill Companies, Inc. common shareholders	$582	$(35)

The components of assets and liabilities classified as held for sale in the consolidated balance sheet consist of the following:

(in millions)	December 31, 2012
Accounts receivable, net	$333
Property and equipment, net	122
Goodwill	469
Other intangible assets, net	156
Inventories, net	235
Prepublication costs	304
Other assets	321
Assets held for sale	$1,940

Accounts payable and accrued expenses	$123
Unearned revenue	192
Other liabilities	349
Liabilities held for sale	$664

We did not complete any divestitures during the three months ended March 31, 2012.

3.	Income Taxes

For the three months ended March 31, 2013 and 2012, the effective tax rate for continuing operations was 33.7% and 37.4%, respectively. The reduction in the effective tax rate from the prior-year periods was primarily due to the partnership structure of the S&P Dow Jones Indices LLC and legal settlements as discussed in Note 11 — Commitments and Contingencies.

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

As of March 31, 2013 and December 31, 2012, the total amount of federal, state and local, and foreign unrecognized tax benefits was $77 million and $74 million, respectively, exclusive of interest and penalties. We recognize accrued interest and penalties related to unrecognized tax benefits in interest expense and operating expense, respectively. In addition to the unrecognized tax benefits, as of March 31, 2013 and December 31, 2012, we had $18 million and $14 million, respectively, of accrued interest and penalties associated with uncertain tax positions.

4.	Debt

(in millions)	March 31, 2013	December 31, 2012
5.9% Senior Notes, due 2017 [1]	400	400
6.55% Senior Notes, due 2037 [2]	399	399
Commercial paper	—	457
Total debt	799	1,256
Less: short-term debt including current maturities	—	457
Long-term debt	$799	$799

[1]	Interest payments are due semiannually on April 15 and October 15, and, as of March 31, 2013, the unamortized debt discount is $0.4 million.

[2]	Interest payments are due semiannually on May 15 and November 15, and, as of March 31, 2013, the unamortized debt discount is $1.3 million.

The fair value of our long-term debt borrowings were $0.9 billion as of March 31, 2013 and December 31, 2012 and was estimated based on Level 1 fair value measures, specifically quoted market prices.

Currently, we have the ability to borrow a total of $1.2 billion through our commercial paper program, which is supported by our $1.2 billion three-year credit agreement (our “credit facility”) that will terminate on July 30, 2013. We pay a commitment fee of 15 to 35 basis points for our credit facility, depending on our credit rating, whether or not amounts have been borrowed and currently pay a commitment fee of 25 basis points. The interest rate on borrowings under our credit facility is, at our option, calculated using rates that are primarily based on either the prevailing London Inter-Bank Offer Rate, the prime rate determined by the administrative agent or the Federal funds rate. For certain borrowings under this credit facility there is also a spread based on our credit rating added to the applicable rate.

As of March 31, 2013, there were no commercial paper borrowings outstanding. In connection with the special dividend in the amount of $2.50 per share on our common stock we utilized our commercial paper program in December of 2012 and as a result, commercial paper borrowings outstanding as of December 31, 2012 totaled $457 million with an average interest rate and term of 0.48% and 28 days.

Our credit facility contains certain covenants. The only financial covenant requires that our indebtedness to cash flow ratio, as defined in our credit facility, is not greater than 4 to 1, and this covenant has never been exceeded.

5.	Employee Benefits

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

We also provide certain medical, dental and life insurance benefits for active and retired employees and eligible dependents. The medical and dental plans are contributory, while the life insurance plan is noncontributory. We currently do not prefund any of these plans.

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

As part of the sale of MHE to investment funds affiliated with Apollo Global Management, LLC, described further in Note 2 — Acquisitions and Divestitures, we will retain the benefit obligations and plan assets for the defined benefit plans related to MHE, however, the benefit cost for periods presented is bifurcated between continuing and discontinued operations.

The components of net periodic benefit cost for our retirement plans and postretirement plans for the three months ended March 31 are as follows:

(in millions)	2013	2012
Retirement Plans
Service cost	$4	$19
Interest cost	22	23
Expected return on plan assets	(32)	(31)
Amortization of actuarial loss	6	8
Curtailment gain	(2)	—
Net periodic benefit cost [1]	$(2)	$19
Postretirement Plans
Service cost	$1	$1
Interest cost	1	1
Curtailment gain	(9)	—
Net periodic benefit cost [2]	$(7)	$2
1 The decrease reflects the reduction in service cost resulting from a freeze of our U.S. ERP in 2012 as discussed above as well as a curtailment gain due to a freeze of pension accruals for MHE employees in the United Kingdom ("U.K.") retirement plan during 2012.
2 The decrease reflects a curtailment gain related to the sale of MHE on March 22, 2013, which was recorded within discontinued operations in our consolidated statement of income.

For the three months ended March 31, 2013 and 2012, our U.K. retirement plan accounted for a benefit of $2 million and a charge of $1 million, respectively, of the net periodic benefit cost attributable to the funded plans. The decrease in net periodic benefit cost for our U.K. retirement plan is due to the curtailment gain discussed above.

As discussed in our Form 10-K, we changed certain discount rate assumptions on our retirement and postretirement plans and our expected return on assets assumption for our retirement plans, which became effective on January 1, 2013. The effect of the assumption changes on retirement and post-retirement expense for the three months ended March 31, 2013 did not have a material impact to our financial position, results of operations or cash flows.

In the first quarter of 2013, we contributed $8 million to our retirement plans and expect to make additional required contributions of approximately $20 million to our retirement plans during the remainder of the year. We may elect to make additional non-required contributions depending on investment performance and the pension plan status in the remaining nine months of 2013.

6.	Stock-Based Compensation

We issue stock-based incentive awards to our eligible employees and Directors under the 2002 Employee Stock Incentive Plan and a Director Deferred Stock Ownership Plan. No further awards may be granted under the 1993 Employee Stock Incentive Plan and any remaining outstanding options under the 1993 Employee Stock Incentive Plan expired in the first quarter of 2013. The 2002 Employee Stock Incentive Plan permits the granting of nonqualified stock options, stock appreciation rights, performance stock, restricted stock and other stock-based awards.

Stock-based compensation for the three months ended March 31 is as follows:

(in millions)	2013	2012
Stock option expense	$2	$5
Restricted stock and unit awards expense	19	12
Total stock-based compensation expense	$21	$17

As of March 31, 2013 and December 31, 2012, we issued 2.1 million and 8.4 million common shares, respectively, upon exercise of certain stock options outstanding.

7.	Equity

Stock Repurchases

In 2011, the Board of Directors approved a stock repurchase program authorizing the purchase of up to 50.0 million shares (the “2011 Repurchase Program”), which was approximately 17% of the total shares of our outstanding common stock at that time. Share repurchases for the three months ended March 31 were as follows:

(in millions, except average price)	2013	2012
Total number of shares purchased [1]	7.2	0.8
Average price paid per share	$—	$—
Total cash utilized	$500	$—

[1]	2013 and 2012 include shares received as part of our accelerated share repurchase agreements described in more detail below.

Our purchased shares may be used for general corporate purposes, including the issuance of shares for stock compensation plans and to offset the dilutive effect of the exercise of employee stock options. As of March 31, 2013, 9.7 million shares remained available under the 2011 Repurchase Program. The 2011 Repurchase Program has no expiration date and purchases under this program may be made from time to time on the open market and in private transactions, depending on market conditions.

Accelerated Share Repurchase Program

We entered into an accelerated share repurchase (“ASR”) agreement with a financial institution on March 25, 2013 to initiate share repurchases aggregating $500 million. The ASR agreement was structured as a capped ASR agreement in which we paid $500 million and received an initial delivery of approximately 7.2 million shares during the three months ended March 31, 2013, with an additional 1.4 million shares received on April 1, 2013, in the aggregate, representing the minimum number of shares of our common stock to be repurchased based on a calculation using a specific capped price per share. The total number of shares that will ultimately be purchased is determined based on the volume weighted-average share price (“VWAP”), minus a discount, of our common stock over a specified period of time. This price is capped such that only under limited circumstances will we be required to deliver shares or, at our election, pay cash at settlement. Additionally, depending on the average share price through the July 2013 completion date, we may receive additional shares under the ASR agreement.
In December of 2011 we entered into two separate ASR agreements with a financial institution to initiate share repurchases aggregating $500 million. The first ASR agreement was structured as an uncollared ASR agreement for the repurchase of $250 million of shares at a per share price equal to the VWAP of our common stock between December 7, 2011 and February 22, 2012. We purchased and received approximately 5 million and 0.8 million shares in December 2011 and February 2012, respectively, under the agreement. The second agreement was structured as a capped agreement for the repurchase of $250 million of shares where we purchased and received 5 million and 0.1 million shares in December 2011 and April 2012, respectively.
Redeemable Noncontrolling Interests

The agreement with the minority partners of our S&P Dow Jones Indices LLC established in June of 2012 contains redemption features whereby interests held by minority partners are redeemable either (i) at the option of the holder or (ii) upon the occurrence of an event that is not solely within our control. Specifically, under the terms of the operating agreement of S&P/DJ Indices, after December 31, 2017, CME Group, Inc. (“CME Group”) and CME Group Index Services LLC (“CGIS”) will have the right at any time to sell, and we are obligated to buy, at least 20% of their share in S&P Dow Jones Indices LLC. In addition, in the event there is a change of control of the Company, for the 15 days following a change in control, CME Group and CGIS will have the right to put their interest to us at the then fair value of CME Group's and CGIS' minority interest.

If interests were to be redeemed under this agreement, we would generally be required to purchase the interest at fair value on the date of redemption. This interest is presented on the consolidated balance sheets outside of equity under the caption “Redeemable noncontrolling interest” with an initial value based on fair value for the portion attributable to the net assets we acquired, and based on our historical cost for the portion attributable to our S&P Index business. We adjust the redeemable noncontrolling interest each reporting period to its estimated redemption value, but never less than its initial fair value, considering a combination of an income and market valuation approach. Our income and market valuation approaches may incorporate Level 3 fair value measures for instances when observable inputs are not available, including assumptions related to expected future net cash flows, long-term growth rates, the timing and nature of tax attributes, and the redemption features. Any adjustments to the redemption value will impact retained income.

Noncontrolling interests that do not contain such redemption features are presented in equity.

Changes to redeemable noncontrolling interest during the three months ended March 31, 2013 were as follows:

(in millions)
Opening redeemable noncontrolling interest	$810
Net income attributable to noncontrolling interest	18
Distributions to noncontrolling interest	(16)
Redemption value adjustment	(2)
Ending redeemable noncontrolling interest	$810

8.	Earnings Per Share

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

(in millions, except per share amounts)	2013	2012
Amounts attributable to The McGraw-Hill Companies, Inc. common shareholders:
Income from continuing operations	$153	$158
Income (loss) from discontinued operations	582	(35)
Net income attributable to the Company	$735	$123

Basic weighted-average number of common shares outstanding	280.5	278.0
Effect of stock options and other dilutive securities	3.8	5.8
Diluted weighted-average number of common shares outstanding	284.3	283.8

Basic EPS:
Income from continuing operations	$0.55	$0.57
Income (loss) from discontinued operations	2.07	(0.13)
Net income	$2.62	$0.44
Diluted EPS:
Income from continuing operations	$0.54	$0.56
Income (loss) from discontinued operations	2.05	(0.13)
Net income	$2.59	$0.43

Restricted performance shares outstanding of 1.4 million and 1.6 million as of March 31, 2013 and 2012, respectively, were not included in the computation of diluted EPS because the necessary vesting conditions had not been met.

The effect of the potential exercise of stock options is excluded from the computation of diluted EPS when the average market price of our common stock is lower than the exercise price of the related option during the period because the effect would have been antidilutive. For the three months ended March 31, 2013 and 2012, the number of stock options excluded from the computation was 3.0 million and 4.2 million.

9.	Restructuring

As part of our Growth and Value Plan that we began in September of 2011, we have initiated various restructuring plans as we identified opportunities for cost savings through workforce reductions and created a flatter and more agile organization. The plans that are currently active with a remaining liability are further described below. The charges for each restructuring plan are classified as selling and general expenses within the consolidated statements of income and the reserves are included in other current liabilities in the consolidated balance sheets.

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

As part of the definitive agreement to sell MHE to investment funds affiliated with Apollo Global Management, LLC, described further in Note 2 — Acquisitions and Divestitures, we have retained MHE's restructuring liabilities. Therefore, the remaining reserves described below include MHE's restructuring liability, however, the charge associated with the reserve has been bifurcated between continuing and discontinued operations.

During 2012 we recorded a pre-tax restructuring charge of $68 million, consisting primarily of employee severance costs related to a company-wide workforce reduction of approximately 670 positions. This charge consisted of $15 million for S&P Ratings, $19 million for S&P Capital IQ, $1 million for S&P DJ Indices, $12 million for C&C and $21 million for our corporate headquarters. The total reserve, including MHE, was $107 million. For the three months ended March 31, 2013, we have reduced the reserve by $24 million, primarily relating to cash payments for employee severance costs. The remaining reserve as of March 31, 2013 is $68 million and consists of $13 million for S&P Ratings, $11 million for S&P Capital IQ, $1 million for S&P DJ Indices, $6 million for C&C, $14 million for our corporate headquarters and $23 million for MHE.

During the fourth quarter of 2011 we recorded a pre-tax restructuring charge of $32 million, consisting primarily of facility exit costs and employee severance costs related to a company-wide workforce reduction of approximately 250 positions. This charge consisted of $9 million for S&P Ratings, $6 million for C&C and $17 million for our corporate headquarters. The total reserve, including MHE, was $66 million. In the second quarter of 2012 we recorded an additional pre-tax restructuring charge of $5 million primarily for employee severance costs as part of the Growth and Value Plan. For the three months ended March 31, 2013 and 2012, we have reduced the reserve by $5 million and $18 million, respectively, primarily relating to cash payments for employee severance costs. The remaining reserve as of March 31, 2013 is $15 million, primarily relating to MHE and our corporate headquarters.

10.	Segment and Related Information

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

(in millions)	2013		2012
	Revenue	Operating Profit	Revenue	Operating Profit
S&P Ratings	$561	$259	$466	$186
S&P Capital IQ	288	56	274	62
S&P DJ Indices	115	67	79	45
C&C	236	62	233	64
Intersegment elimination [1]	(19)	—	(17)	—
Total operating segments	1,181	444	1,035	357
Unallocated expense [2]	—	(166)	—	(75)
Total	$1,181	$278	$1,035	$282

[1]	Revenue for S&P Ratings and expenses for S&P Capital IQ include an intersegment royalty charged to S&P Capital IQ for the rights to use and distribute content and data developed by S&P Ratings.

[2]
Includes Growth and Value Plan costs of $44 million and $29 million for the three months ended March 31, 2013 and 2012, respectively. Also includes pre-tax legal settlements of approximately $77 million for the three months ended March 31, 2013.

See Note 2 — Acquisitions and Divestitures and Note 9 — Restructuring for additional actions that impacted the segment operating results.

11.	Commitments and Contingencies

Rental Expense and Lease Obligations

As of March 31, 2013, the remaining deferred gain related to our sale-leaseback transaction with Rock-McGraw, Inc. was $119 million, as $4 million was amortized during the three months ended March 31, 2013. Interest expense associated with this operating lease for the three months ended March 31, 2013 was $1 million.

Related Party Agreements

In June of 2012 we entered into a new license agreement (the "License Agreement") with the holder of S&P Dow Jones Indices LLC noncontrolling interest, CME Group, which replaced the 2005 license agreement between S&P DJ Indices and CME Group. Under the terms of the License Agreement, S&P Dow Jones Indices LLC receives a share of the profits from the trading and clearing of CME Group's equity index products. During the three months ended March 31, 2013, S&P Dow Jones Indices LLC earned $11 million of revenue under the terms of the License Agreement. The entire amount of this revenue is included in our consolidated statement of income, and the portion related to the 27% noncontrolling interest is removed in the net income attributable to noncontrolling interests.

Legal Matters

The following amends the disclosure in Note 13 — Commitments and Contingencies to the consolidated financial statements of our Form 10-K.

•
In connection with the Reese v. Bahash litigation, on March 28, 2013, the plaintiff filed a motion seeking to be relieved from the judgment dismissing the case and for leave to file an amended complaint. We intend to oppose the motion.

•	In connection with the DOJ lawsuit, the Company and S&P filed a motion to dismiss the complaint on April 22, 2013.

•
In connection with the related state lawsuits, numerous state-court actions have been brought against the Company and S&P by the attorneys general of various states and the District of Columbia. The Company and S&P have removed most of the actions to federal court and filed a motion before the United States Judicial Panel on Multidistrict Litigation ("JPML") to consolidate and transfer those removed actions to one federal court for all pretrial proceedings. The Company and S&P have moved to stay the removed actions pending the JPML's decision on that motion.

We believe that the claims asserted and/or contemplated in the proceedings described in Note 13 — Commitments and Contingencies to the consolidated financial statements of our Form 10-K, as amended above, have no basis and they will be vigorously defended by the Company and/or the subsidiaries involved.

In view of the inherent difficulty of predicting the outcome of legal matters, particularly where the claimants seek very large or indeterminate damages, or where the cases present novel legal theories, involve a large number of parties or are in early stages of discovery, we cannot state with confidence what the eventual outcome of the pending matters described in Note 13 — Commitments and Contingencies to the consolidated financial statements of our Form 10-K will be, what the timing of the ultimate resolution of these matters will be or what the eventual loss, fines, penalties or impact related to each pending matter may be. We believe, based on our current knowledge, the outcome of the legal actions, proceedings and investigations currently pending should not have a material, adverse effect to our financial position, results of operations or cash flows.

Additionally, in April 2013 we settled certain subprime litigation cases. Included in selling and general expenses in our consolidated statements of income is a pre-tax amount of approximately $77 million for these settlements. These cases were dismissed under the terms of the settlements.

12.	Recently Adopted Accounting Standards

In March 2013, the Financial Accounting Standards Board (“FASB”) issued amended guidance that resolves the diversity in practice for the accounting for the cumulative translation adjustment upon derecognition of certain subsidiaries or groups of assets within a foreign entity. The amended guidance requires that when a parent entity ceases to have a controlling financial interest in a subsidiary or group of assets within a foreign entity, the parent is required to release any related cumulative translation adjustment into net income in instances when a sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. Additionally, the amended guidance clarifies that the sale of an investment in a foreign entity includes both (1) events that result in the loss of a controlling financial interest in a foreign entity and (2) events that result in an acquirer obtaining control of an acquiree in which it held an equity interest immediately before the acquisition date. In these instances, an entity is required to release the cumulative translation adjustment into net income. We will adopt the FASB's amended guidance during the three months ended March 31, 2014. We do not expect the adoption of the guidance to have a significant impact on our financial position, results of operations or cash flows.

In February 2013, the FASB issued amended guidance expanding the disclosure requirements for amounts reclassified out of accumulated other comprehensive income. The amendments require an entity to present, either on the face of the statement where net income is presented or in the notes to its financial statements, details of significant items reclassified in their entirety out of accumulated other comprehensive income and identification of the respective line items effecting net income for instances when reclassification is required under U.S. GAAP. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity will be required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by type. The amendments were effective on January 1, 2013 and have been incorporated into this quarterly report on Form 10-Q. Adoption of this guidance did not have a significant impact on our financial position, results of operations or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

The following Management's Discussion and Analysis (“MD&A”) provides a narrative of the results of operations and financial condition of The McGraw-Hill Companies, Inc. (together with its consolidated subsidiaries, "McGraw-Hill," the “Company,” “we,” “us” or “our”) for the three months ended March 31, 2013. The MD&A should be read in conjunction with the consolidated financial statements, accompanying notes and MD&A included in our Form 10-K, as amended, for the year ended December 31, 2012 (our “Form 10-K”), which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The MD&A includes the following sections:

•	Overview

•	Results of Operations — Comparing the Three Months Ended March 31, 2013 and 2012

•	Liquidity and Capital Resources

•	Reconciliation of Non-GAAP Financial Information

•	Critical Accounting Estimates

•	Recently Adopted Accounting Standards

•	Forward-Looking Statements

OVERVIEW

We are a leading content and analytics provider serving the capital, commodities and commercial markets. The capital markets include asset managers, banks, exchanges, issuers and financial advisors; the commodities markets include producers, traders and intermediaries within energy, metals, and agriculture; and the commercial markets include professionals and corporate executives within automotive, construction, aerospace and defense and marketing / research information services. Our operations now consist of four reportable segments: Standard & Poor’s Ratings (“S&P Ratings”), S&P Capital IQ, S&P Dow Jones Indices ("S&P DJ Indices") and Commodities & Commercial Markets (“C&C”).

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

On November 26, 2012, we entered into a definitive agreement to sell McGraw-Hill Education ("MHE") to investment funds affiliated with Apollo Global Management, LLC and on March 22, 2013, we completed the sale for a purchase price of $2.4 billion in cash. We recorded an after-tax gain on the sale of $612 million, which is included in income (loss) from discontinued operations, net of tax in the consolidated statement of income for the three months ended March 31, 2013. We are using a portion of the after-tax proceeds from the sale to pay down short-term debt, in part driven by the special dividend paid in 2012, to resume share repurchases and to make selective acquisitions.

In connection with the sale, we have entered into transition service agreements designed to ensure and facilitate the orderly transfer of MHE's business operations to the buyer. Under the terms of these agreements, we will provide various services to MHE for an expected period of three to twelve months from the date of the sale.

The completion of the sale also marks the completion of our Growth and Value Plan that we began in September of 2011. Costs incurred during the three months ended March 31, 2013 and 2012 have been $44 million and $33 million, respectively. All costs for the three months ended March 31, 2013 are recorded in continuing operations, whereas $29 million of the costs for the three months ended March 31, 2012 are recorded in continuing operations. Specifically, for the three months ended March 31, 2013, the costs primarily related to $21 million of professional fees and $19 million of charges associated with our outsourcing initiatives, mainly for the write-down of certain fixed assets. For the three months ended March 31, 2012, the costs primarily related to professional fees and an $8 million charge reducing our lease commitments.

Total costs incurred since the Growth and Value Plan was announced in September of 2011 have been $341 million, of which

$280 million have been recorded in continuing operations and $61 million have been recorded in discontinued operations. These are costs that have been necessary to enable separation, reduce our cost structure, accelerate growth and increase shareholder value.

Key results for the three months ended March 31 are as follows:

(in millions, except per share amounts)	2013	2012	% Change [1]
Revenue	$1,181	$1,035	14%
Operating profit	$278	$282	(1)%
Operating margin %	24%	27%
Diluted earnings per share from continuing operations	$0.54	$0.56	(4)%

[1]	Percentages in the following exhibits within the MD&A are calculated off the whole number, not the disclosed rounded number in the table.

S&P Ratings — Revenue and operating profit increased 20% and 39%, respectively. Revenue growth was driven by strong high-yield bond issuance in the U.S. and Europe and strong investment grade corporate bond issuance in the U.S. related to refinancing activity and companies entering the market to fund M&A activity and capital expenditures. Increases in U.S. bank loan ratings and structured finance revenues also contributed to the increase. Operating profit increased compared to 2012 primarily due to the increases in revenue, partially offset by higher personnel costs, higher incentive costs due to improved financial performance and the impact of CRISIL's acquisition of Coalition Development Ltd. in July of 2012.

S&P Capital IQ — Revenue increased 5%, while operating profit decreased 9%. The revenue increase was primarily attributable to growth at Capital IQ driven by market share gains and increased contract values for existing accounts; and increases in our subscription base for RatingsXpress®. Operating profit was significantly impacted by higher personnel costs and increased costs to further develop our content and software. The acquisitions of QuantHouse in April 2012 and Credit Market Analysis Limited in June 2012 also impacted the results, particularly amortization charges relating to the intangible assets and increased cost of sales for exchange fees incurred by QuantHouse.

S&P DJ Indices — Revenue and operating profit increased 45% and 47%, respectively. The revenue increases were primarily due to revenue from our S&P Dow Jones Indices LLC joint venture. Excluding revenue from the joint venture, revenue increased 9%, primarily due to higher average levels of assets under management for ETF products, higher exchange traded derivative volume and higher over-the-counter derivative issuance. Operating profit increased compared to 2012 primarily due to the increases in revenue, partially offset by expenses for our joint venture, additional personnel costs and higher data fees.

C&C — Revenue increased 1% and operating profit decreased 2%. The revenue increase was primarily driven by continued demand for Platts’ proprietary content as annualized contract values increased, partially offset by declines within all brands across Commercial markets. J.D. Power and Associates ("JDPA") revenue decreased primarily as a result of lower proprietary engagements and lower advertising license fees. Operating profit was impacted by the decrease in revenue across Commercial markets as well as additional headcount and other operating costs to support business growth at Platts.

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

Further discussion on our 2013 outlook for our segments can be found within “Segment Review”.

RESULTS OF OPERATIONS — COMPARING THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

Consolidated Review

(in millions)	2013	2012	% Change
Revenue	$1,181	$1,035	14%
Total Expenses:
Operating-related expenses	374	361	4%
Selling and general expenses	494	361	37%
Depreciation and amortization	35	31	16%
Total expenses	903	753	20%
Operating profit	278	282	(1)%
Interest expense, net	15	21	(27)%
Provision for taxes on income	89	98	(9)%
Income from continuing operations	174	163	7%
Discontinued operations, net	581	(36)	N/M
Less: net income from continuing operations attributable to noncontrolling interests	(21)	(5)	N/M
Less: net loss from discontinued operations attributable to noncontrolling interests	1	1	(15)%
Net income attributable to The McGraw-Hill Companies, Inc.	$735	$123	N/M
N/M - not meaningful

Revenue

The following table provides consolidated revenue information for the three months ended March 31:

(in millions)	2013	2012	% Change
Subscription / Non-transaction revenue	$726	$672	8%
Non-subscription / Transaction revenue	$455	$363	25%

Domestic revenue	$761	$664	15%
International revenue	$420	$371	13%

Revenue increased $146 million or 14% as compared to the first quarter of 2012, primarily due to strong high-yield corporate bond issuance in the U.S. and Europe and strong investment grade corporate bond issuance in the U.S., increases in U.S. bank loan ratings and strong growth in our structured finance revenues, which impacted non-subscription / transaction revenue; growth in our global commodities products; growth for our Capital IQ product; increases in the subscription base for RatingsXpress®; and 2012 acquisitions, including, QuantHouse, Credit Market Analysis Limited and our S&P Dow Jones Indices LLC joint venture. See “Segment Review” below for further information.

Foreign exchange rates had an unfavorable impact of $3 million on revenue for the first quarter. This impact refers to constant currency comparisons estimated by re-calculating current year results of foreign operations using the average exchange rate from the prior year.

Total Expenses

The following tables provide an analysis by segment of our operating-related expenses and selling and general expenses for the three months ended March 31:

(in millions)	2013		2012		% Change
	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses
S&P Ratings	$177	$114	$179	$91	(1)%	26%
S&P Capital IQ	120	100	105	96	15%	4%
S&P DJ Indices	17	29	19	14	(8)%	N/M
C&C	78	89	78	86	—%	4%
Intersegment eliminations	(19)	—	(17)	—	(14)%	—%
Total segments	373	332	364	287	2%	16%
Unallocated expense [1]	1	162	(3)	74	N/M	N/M
	$374	$494	$361	$361	4%	37%
N/M - not meaningful

[1]
Includes expenses for our Growth and Value Plan, including costs related to the separation of MHE and other non-recurring costs, of $44 million and $29 million for the three months ended March 31, 2013 and 2012, respectively. Approximately half of the costs for the first quarter of 2013 are non-cash charges. Also includes pre-tax legal settlements of approximately $77 million for the three months ended March 31, 2013 as discussed in more detail below.

Operating-Related Expenses

Operating-related expenses increased $13 million or 4% as compared to the first quarter of 2012, primarily driven by increased costs at S&P Capital IQ of $15 million or 15%. These increases were primarily a result of additional costs related to the acquisitions of QuantHouse and Credit Market Analysis Limited in 2012, additional staff increases, mainly in developing regions, and costs to further develop our content and software.

Intersegment eliminations primarily relates to a royalty charged to S&P Capital IQ for the rights to use and distribute content and data developed by S&P Ratings.

Selling and General Expenses

Selling and general expenses increased due to Growth and Value Plan related costs of $44 million and $29 million for the three months ended March 31, 2013 and 2012, respectively, Additionally, in April 2013 we settled certain subprime litigation cases. Included in selling and general expenses is a pre-tax amount of approximately $77 million for these settlements. Excluding these amounts, selling and general expenses increased $41 million or 12% as compared to the first quarter of 2012. This was primarily driven by increased costs at S&P Ratings of $23 million or 26% due to higher costs associated with increased sales and additional incentive compensation, mainly due to higher expected financial performance and costs related to CRISIL's acquisition of Coalition Development Ltd. in the prior year. In addition, S&P DJ Indices had increased costs of $15 million, primarily due to expenses for our joint venture.

Depreciation and Amortization

Depreciation and amortization increased $4 million or 16% as compared to the first quarter of 2012, primarily due to additional intangible asset amortization related to our acquisitions in 2012.

Operating Profit

We consider operating profit to be an important measure for evaluating our operating performance and we evaluate operating profit for each of the reportable business segments in which we operate. We internally manage our operations by reference to “segment operating profit” and resources are allocated primarily based on segment operating profit. Segment operating profit is defined as operating profit before allocated expenses, which are centrally managed costs and do not affect the operating results of our segments. Segment operating profit is one of the key metrics we use to evaluate operating performance. Segment operating profit is not, however, a measure of financial performance under U.S. GAAP, and may not be defined and calculated by other companies in the same manner.

The table below reconciles segment operating profit to total operating profit for the three months ended March 31:

(in millions)	2013	2012	% Change
S&P Ratings	$259	$186	39%
S&P Capital IQ	56	62	(9)%
S&P DJ Indices	67	45	47%
C&C	62	64	(2)%
Total segment operating profit	444	357	24%
Unallocated expense [1]	(166)	(75)	N/M
Total operating profit	$278	$282	(1)%

[1]	Includes non-recurring expenses for our Growth and Value Plan and pre-tax legal settlements.

Segment Operating Profit — Increased $86 million or 24% in the quarter as compared to the first quarter of 2012. Segment operating profit margins were 38% and 35% for the first quarter of 2013 and 2012, respectively. Substantial revenue growth at corporate ratings and S&P Dow Jones Indices and significant margin expansion in structured finance during the quarter were the primary drivers for the increase. See “Segment Review” below for further information.

Unallocated Expense — These expenses, included in selling and general expenses, mainly include the portion of corporate expenses not allocated to the segments, such as management and administration, legal, certain compensation and retiree benefits, and other expenses. Unallocated expense was impacted by Growth and Value Plan related costs of $44 million and $29 million for the three months ended March 31, 2013 and 2012. Unallocated expense was also impacted by pre-tax legal settlements of approximately $77 million as discussed in more detail above. Excluding these costs, unallocated expense in the quarter decreased by $1 million or 2% as compared to the first quarter of 2012.

Foreign exchange rates had a favorable impact of $9 million on operating profit for the quarter. This impact refers to constant currency comparisons and the remeasurement of monetary assets and liabilities. Constant currency impacts are estimated by re-calculating current year results of foreign operations using the average exchange rate from the prior year. Remeasurement impacts are based on the variance between current-year and prior-year foreign exchange rate fluctuations on assets and liabilities denominated in currencies other than the individual businesses functional currency.

Interest Expense, net

Net interest expense decreased 27% as compared to the first three months of 2012, primarily due to decreased interest expense related to our notes payables as our $400 million, 5.375% Senior Notes matured and were fully repaid on November 15, 2012.

Provision for Income Taxes

Our effective tax rate from continuing operations was 33.7% and 37.4% for the first three months of 2013 and 2012, respectively.
The reduction in the effective tax rate from the prior year periods was primarily due to the partnership structure of the S&P Dow Jones Indices LLC joint venture and legal settlements.

Income (Loss) from Discontinued Operations

Income from discontinued operations was $581 million in the first three months of 2013 as compared to a loss from discontinued operations of $36 million in the first three months of 2012. Income from discontinued operations includes the after-tax gain on sale of $612 million.

Revenue at MHE decreased $28 million or 9%, primarily due to revenue only being included in income from discontinued operations up until the sale date of March 22, 2013, whereas the comparable prior-year period included revenue for the entire three months.

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

The following table provides revenue and segment operating profit information for the three months ended March 31:

(in millions)	2013	2012	% Change
Revenue:
Transaction	$264	$194	36%
Non-transaction	297	272	9%
Total revenue	$561	$466	20%
% of total revenue:
Transaction	47%	42%
Non-transaction	53%	58%

Domestic revenue	$313	$248	27%
International revenue	248	218	14%

Operating profit	$259	$186	39%
Operating margin %	46%	40%

Foreign exchange rates had an unfavorable impact of $2 million on revenue and a favorable impact of $6 million on operating profit for the quarter.

Revenue

Transaction revenue increased significantly in the first quarter of 2013 driven by strong high-yield corporate bond issuance in the U.S. and Europe and strong investment grade corporate bond issuance in the U.S. This related to refinancing activity as borrowers continued to take advantage of low rates replacing existing bonds with cheaper debt. Companies are also entering the market to fund M&A activity and capital expenditures. Additionally, increases in U.S. bank loan ratings contributed to growth in transaction revenue, resulting from a favorable interest rate environment. Strong growth in structured finance revenues was also a key driver contributing to the growth in transaction revenue, specifically from increased issuance of U.S. collateralized loan obligations ("CLO") and U.S. commercial mortgage-backed securities ("CMBS").

Non-transaction revenue increased due to growth in non-issuance related revenue for corporate ratings, primarily for entity credit ratings and annual fees. Annual fees include surveillance fees and other customer relationship-based fees. Additionally, CRISIL's acquisition of Coalition Development Ltd. in July of 2012 had a favorable impact on non-transaction revenue. Non-transaction revenue includes an intersegment royalty charged to S&P Capital IQ for the rights to use and distribute content and data developed by S&P Ratings. Royalty revenue for the first quarter of 2013 and 2012 was $18 million and $17 million, respectively.

Operating Profit

Operating profit increased compared to the first three months of 2012 due to the revenue growth for corporate ratings as noted above and the margin expansion for structure finance. These increases were partially offset by increased expenses resulting from higher personnel costs, higher incentive costs due to improved financial performance and CRISIL's acquisition of Coalition Development Ltd. in July of 2012.

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

	First Quarter Compared to Prior Year
Corporate Issuance	U.S.	Europe
High-Yield Issuance	7%	78%
Investment Grade	10%	(29)%
Total New Issue Dollars — Corporate Issuance	9%	(22)%

•
Corporate issuance in the U.S. was driven by strong high-yield debt issuance and investment grade debt issuance as borrowers took advantage of low funding rates to refinance existing debt and fund M&A and capital expenditures.

•	Corporate issuance in Europe was down as strong high-yield debt issuance was more than offset by weakness in investment grade debt issuance as many corporations completed their refinancing in 2012.

	First Quarter Compared to Prior Year
Structured Finance	U.S.	Europe
Residential Mortgage-Backed Securities (“RMBS”)	58%	(94)%
Commercial Mortgage-Backed Securities (“CMBS”)	293%	**
Collaterized Debt Obligations (“CDO”)	203%	**
Asset-Backed Securities (“ABS”)	6%	(38)%
Covered Bonds	*	(51)%
Total New Issue Dollars — Structured Finance	67%	(48)%

*	Represents no activity in 2013 and 2012.
** Represents low issuance levels in 2012.

•
RMBS volume is up in the U.S. mostly driven by transactions containing prime loans, as well as ongoing re-Remic activity. RMBS volumes in Europe were down reflecting issuers taking advantage of the Bank of England's Funding for Lending Scheme.

•
CMBS issuance is up in the U.S. due to improving economic conditions, stabilizing delinquency rates and narrowing spreads. European CMBS issuance is also up and increases compare to very low activity in 2012.

•
Issuance in the U.S. CDO asset class market was driven by strong CLO issuance due to an increase in leveraged loan activity. Borrowing hit a new quarterly record in the first quarter of 2013 with almost 75% of the volume made up of refinancings and reflective of corporations taking advantage of the low interest rate environment. European issuance in the CDO asset class was minimal due to economic uncertainty, however, issuance levels improved in 2013.

•
ABS issuance in the U.S. was driven by brisk auto activity due to increased vehicle sales, growth in subprime lending, and an expansion of bank issuance. Growth in credit cards and student loan volume also benefitted from tighter spreads. European ABS issuance levels were down compared with 2012 due to economic uncertainty.

•
Covered bond issuance (which are debt securities backed by mortgages or other high quality assets that remain on the issuer's balance sheet) in Europe was down resulting from uncertainty regarding sovereign risk and the potential unfavorable impact on this sector as well as lower funding requirements due to additional liquidity provided by the European Central Bank through its long-term refinancing operations.

Industry Highlights and Outlook

Strong high-yield issuance in the U.S. and Europe and strong investment grade issuance in the U.S. in the first quarter of 2013 was driven by robust refinancing activity as borrowers continued to take advantage of low rates replacing existing bonds with cheaper debt. In 2013, issuance is expected to continue at a slightly slower pace than 2012 as many refinancings were completed in 2012, however, we believe the longer term outlook for the corporate bond market continues to be healthy.

Structured finance issuance in the U.S. continued to grow during the first quarter of 2013. The U.S. RMBS market is expected to be modest due to the fact that most residential mortgages continue to be funded through government sponsored-enterprises (i.e. Fannie Mae, Freddie Mac). European RMBS issuance volumes continued to remain low during the first quarter of 2013 and we expect the Bank of England's Funding for Lending Scheme will continue to keep issuance modest through the remainder of 2013. In the first quarter of 2013, U.S. CMBS issuance experienced the highest quarterly volume since 2007. Improving market conditions and pent-up demand increased the attractiveness of the CMBS market. A healthy volume of U.S. CMBS deals are expected for the remainder of 2013.

The U.S. CDO market experienced strong CLO activity in the first quarter of 2013 and we expect this activity to remain strong for the remainder of the year. U.S. ABS issuance volume was robust during the first quarter of 2013 driven by a combination of autos, credit cards and student loans. The outlook for U.S. ABS is favorable given that auto sales (along with housing) are outpacing the economic growth. European ABS issuance volume experienced weakness in the first quarter of 2013 due to economic uncertainty.

S&P Capital IQ

S&P Capital IQ's portfolio of products brings together integrated data sets, indices, research, and analytic insights in an integrated desktop solution to serve multiple investor segments across the financial community. In addition, the segment has products that integrate its content for delivery to the financial market via web-based portals, data feeds, as well as through on-demand and customizable delivery tools. Specific products include:

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

•	investment research products.

The following table provides revenue and segment operating profit information for the three months ended March 31:

(in millions)	2013	2012	% Change
Revenue	$288	$274	5%

Subscription revenue	$260	$248	5%
Non-subscription revenue	$28	$26	5%

Domestic revenue	$190	$186	2%
International revenue	$98	$88	12%

Operating profit	$56	$62	(9)%
Operating margin %	20%	23%

Foreign exchange rates had an unfavorable impact of $1 million on revenue and a favorable impact of $2 million on operating profit for the quarter.

Revenue

Revenue grew compared to the first quarter of 2012, primarily due to growth at Capital IQ, RatingsXpress® and the recent acquisitions of QuantHouse and Credit Market Analysis Limited.

The increase at Capital IQ was driven by market share gains and increased contract values for existing accounts, however headcount reductions in the financial services industry have continued to temper growth. Increased contract values were primarily driven by new datasets and expanded coverage of existing datasets combined with improved functionality of the Capital IQ platform. The number of users continues to show strong growth from the first quarter of 2012 and the spend from the top accounts continued to increase. The user increase was impacted by clients on TheMarkets.com platform that have been migrated to the Capital IQ platform.

The subscription base for RatingsXpress® is growing due to new client relationships and expanded relationships within existing accounts as the number of customers have increased 7% in the first quarter of 2013 as compared to the first quarter of 2012. RatingsXpress® benefited from improvements made to the speed and timeliness in delivering the data in the first quarter of 2013.

Revenue was also favorably impacted by a lower cancellation rate as compared to the prior-year quarter.

This revenue growth was slightly offset by lower growth for RatingsDirect® within the Global Credit Portal. While the subscription base increased slightly in the first quarter of 2013, many customers continued to reduce their subscriptions due to budget constraints and continued reductions in headcount.

Traditionally, the revenue increase has been primarily domestic. However, in the first quarter of 2013 the international revenue increase exceeded domestic growth, mainly due to increases in Europe for the RatingsXpress® subscription base, continued sales efforts of the Capital IQ desktop in Europe and Asia and recent acquisitions in Europe.

Operating Profit

Operating profit decreased as compared to the first quarter of 2012. The 2012 acquisitions of QuantHouse and Credit Market Analysis Limited contributed to the decrease, particularly due to amortization charges relating to the intangible assets and increased cost of sales for exchange fees incurred by QuantHouse. Also impacting operating profit were staff increases, primarily in developing regions, increased technology costs to support the growth in the employee base and costs to further develop our content and software. These decreases were partially offset by the increase in revenue discussed above.

Industry Highlights and Outlook

The segment is focused on integrating and evolving its assets and capabilities into one scaled business that offers unique, high-value offerings across all asset classes. S&P Capital IQ made significant progress in 2012 building new functionality filling critical capability gaps to bolster our foundation for future growth through specific acquisitions.

As a result of our focus on integration and these acquisitions, demand is expected to continue to increase for our Capital IQ and data and information offerings. Enhancements to the segments content and platforms will be a key focus in 2013. In addition, growing the client base will be another important area of focus. As the segment increases the integration of our services on our delivery platforms, specifically, RatingsDirect® on the Capital IQ platform and the delivery of RatingsXpress® over Xpressfeed, and continues to bring new analytic and data solutions to the marketplace, we expect additional customer growth to occur.

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

S&P DJ Indices generate revenue through investment vehicles such as:

•	exchange traded funds, which are based on the S&P and Dow Jones Indices and generate revenue through fees based on assets and underlying funds;

•	index-related licensing fees, which are generally either annual fees based on assets under management or flat fees for over-the-counter derivatives and retail-structured products;

•	data subscriptions, which support index fund management, portfolio analytics and research; and

•	listed derivatives, which generate royalties based on trading volumes of derivatives contracts.

The following table provides revenue and segment operating profit information for the three months ended March 31:

(in millions)	2013	2012	% Change
Revenue	$115	$79	45%

Subscription revenue	$25	$18	37%
Non-subscription revenue	$90	$61	48%

Domestic revenue	$88	$59	49%
International revenue	$27	$20	33%

Operating profit	$67	$45	47%
Less: net income attributable to noncontrolling interests	18	—
Net operating profit	$49	$45	7%
Operating margin %	58%	57%
Net operating margin %	42%	57%

Foreign exchange rates had an immaterial impact on revenue and operating profit for the quarter.

Revenue

Revenue at S&P DJ Indices increased 45%, primarily due to the S&P Dow Jones Indices LLC joint venture. Excluding revenue from the joint venture, S&P DJ Indices revenue increased 9%, primarily due to higher average levels of assets under management for ETF products, higher exchange traded derivative volume and an increase in over-the-counter derivative issuance. Both domestic and international revenue increased over the prior-year period primarily due to the joint venture. Excluding this impact, domestic revenue still increased, however international decreased due to lower reported over-the-counter derivative trades in Europe.

71 new ETFs were launched during the first quarter of 2013 compared to 41 launched during the first quarter of 2012. Assets under management for ETFs rose 47% to $525 billion in the first quarter of 2013 from $358 billion in the first quarter of 2012.

Operating Profit

Operating profit increased due to the increase in revenue as discussed above, partially offset by the impact of expenses for our S&P Dow Jones Indices LLC joint venture, additional personnel costs and higher data fees.

Industry Highlights and Outlook

Products at S&P DJ Indices should continue to grow in 2013 as ETF assets grow globally. The segment will also continue to launch new ETFs where we see a customer interest or opportunity. The business will continue to benefit from our S&P Dow Jones Indices LLC joint venture. The combination of these businesses creates the world's largest provider of financial market indices. This group also should see opportunities in products internationally, primarily in the Middle East and Asia.

Commodities & Commercial Markets

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

Commodities markets' revenue is generated primarily through the following sources:

•	subscriptions to our real-time news and price information; end-of-day market data; newsletters and reports; and geospatial data and maps; and

•	trading services related products.

Commercial markets' revenue is generated primarily from digital and print subscriptions for a variety of products, syndicated and proprietary research and consulting, advertising licensing and industry conferences.

The following table provides revenue and segment operating profit information for the three months ended March 31:

(in millions)	2013	2012	% Change
Revenue:
Commodities	$130	$118	10%
Commercial	106	115	(8)%
Total revenue	$236	$233	1%

Subscription revenue	$163	$151	8%
Non-subscription revenue	$73	$82	(11)%

Domestic revenue	$180	$181	(1)%
International revenue	$56	$52	8%

Operating profit	$62	$64	(2)%
Operating margin %	26%	27%

Foreign exchange rates had an immaterial impact on revenue and an unfavorable impact of $1 million on operating profit for the quarter.

Revenue

Revenue at C&C increased due to continued demand for Platts’ proprietary content as Platts’ revenue grew by 10% with growth across all regions. This growth was mainly driven by strength in Platts’ market data and price assessment products across all commodity sectors, led by petroleum and natural gas. While petroleum is still the biggest driver, the revenue mix continues to become more diversified as metals and global trading services have shown strong growth in the quarter. Annualized contract values for Platts' top 250 customers have increased 12% as compared to 2012 and those customers represent approximately 64% of Platts' total annualized contract value. Platts represents 55% of total C&C revenue.

Partially offsetting the increase at Platts were declines across all brands within Commercial markets. Strong revenue growth in China at JDPA was offset as a result of lower proprietary engagements and lower advertising license fees. While China increased, international revenue at JDPA decreased 5% for the quarter as compared to the first quarter of 2012. The Asia-Pacific region represents approximately 30% of the total revenue. In addition, the comparison to the first quarter of 2012 was challenging due to strong revenue growth in the prior year. McGraw-Hill Construction also declined as market contraction declines have continued to impact revenue; however new products and enhancements continue to show growth. Despite an overall reduction in the annualized contract values during the quarter, the month of January was the first month of growth in four years. Aviation Week also declined as the biennial Singapore air show took place in the first quarter of 2012.

Operating Profit

Operating profit decreased primarily due to decreased revenue across Commercial markets as noted above. At Platts, additional headcount and other operating costs to support business growth impacted operating profit and at JDPA, investments in growth initiatives in key markets and industry sectors and in expanding the Power Information Network® ("PIN") platform and product capabilities both domestically and in China also impacted operating profit.

Industry Highlights and Outlook

C&C expects to continue to invest in digital capabilities that will enable our brands to become more integrated, compete more effectively in the marketplace, and create a foundation for the development of new products and revenue streams. The segment expects to further expand its presence in selected markets and geographies to help drive growth.

The continuing growth in oil demand and the uncertainty of supply causes volatility in energy prices, which will drive market participant demand for Platts' proprietary content, including news, price assessments and analytics. The International Energy Agency projects that world oil consumption will rise to 90.6 million barrels per day, a gain of 0.7 million barrels per day compared to 2012.

Demand for our automotive studies is driven by the performance of the automotive industry. Global and U.S. light vehicle sales in the quarter increased 1.2% and 6.5%, respectively, compared to the first quarter of 2012, with growth in China and the U.S., partially offset by declines in Europe and India.

Demand for our construction offerings is primarily dependent on the non-residential construction industry. Non-residential building construction in the quarter was down 9% from a year ago, due to an 18% decline for the institutional sector which offset gains in the commercial (up 2%) and manufacturing (up 20%) sectors. Residential building climbed 33% compared to the first quarter of 2012. Non-building construction in the quarter dropped 23% from the prior year, as a 75% decline for electric utilities outweighed a 19% gain for public works.

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

Cash Flow Overview

Cash and equivalents were $1,905 million as of March 31, 2013, an increase of $1,145 million from December 31, 2012, and consisted of domestic cash of $1,294 million and cash held abroad of $611 million. Upon completion of the final cash transfers related to the sale of MHE, approximately one half of the first quarter cash and equivalents balance will be held abroad. Typically, cash held outside the U.S. is anticipated to be utilized to fund international operations or to be reinvested outside of the U.S., as a significant portion of our opportunities for growth in the coming years are expected to be abroad. In the event funds from international operations are needed to fund operations in the U.S., we would be required to accrue for and pay taxes in the U.S. to repatriate these funds.

The following table provides cash flow information for the three months ended March 31:

(in millions)	2013	2012	% Change
Net cash (used for) provided by:
Operating activities from continuing operations	$(47)	$26	N/M
Investing activities from continuing operations	$(22)	$(21)	5%
Financing activities from continuing operations	$(971)	$43	N/M

In the first three months of 2013, free cash flow decreased to $(86) million compared to $16 million in the first three months of 2012, a decrease of $102 million. The decrease is primarily due to the decrease in cash used by operating activities as discussed below. Free cash flow is a non-GAAP financial measure and reflects our cash flow provided by operating activities less capital expenditures and dividends and other payments paid to noncontrolling interests. Capital expenditures include purchases of property and equipment and additions to technology projects. See “Reconciliation of Non-GAAP Financial Information” below for a reconciliation of cash flow provided by operating activities, the most directly comparable U.S. GAAP financial measure, to free cash flow.

Operating activities

Cash used by operating activities was $47 million for the first three months of 2013 compared to cash provided by operating activities of $26 million for the first three months of 2012, a decrease of $73 million. The decrease is mainly due to the timing of our estimated tax payment as it was made in the first quarter of 2013 as compared to the fourth quarter of 2012 and higher incentive compensation payments in 2013 reflecting greater achievement against targeted results in 2012 as compared to the prior-year period.

Investing activities

Our cash outflows from investing activities are primarily for acquisitions and capital expenditures.

Cash used for investing activities increased $1 million to $22 million for the first three months of 2013, primarily due to a higher amount of cash paid for capital expenditures related to technology projects and the timing of cash inflows from short-term investments, partially offset by a lower amount of cash paid for acquisitions. Refer to Note 2 — Acquisitions and Divestitures to our unaudited consolidated financial statements for further information.

Financing activities

Our cash outflows from financing activities consist primarily of share repurchases, dividends to shareholders and repayments of short-term debt, while cash inflows are primarily proceeds from the exercise of stock options.

Cash used for financing activities was $971 million in the first three months of 2013 compared to cash provided by financing activities of $43 million in the first three months of 2012, an increase of $1,014 million. The increase is primarily attributable to an increase in cash used for share repurchases and repayments of short-term debt in the first quarter of 2013.

On March 25, 2013, we entered into an accelerated share repurchase (“ASR”) agreement with a financial institution to initiate share repurchases aggregating $500 million. The ASR agreement was structured as a capped ASR agreement in which we paid $500 million and received an initial delivery of approximately 7.2 million shares during the three months ended March 31, 2013, with an additional 1.4 million shares received on April 1, 2013, in the aggregate, representing the minimum number of shares of our common stock to be repurchased based on a calculation using a specific capped price per share. We did not utilize any cash for share repurchases in the first quarter of 2012. However, we received an additional 0.8 million shares from the conclusion of our uncollared Accelerated Share Repurchase Agreement that we entered into on December 7, 2011. See Note 7 — Equity to the consolidated financial statements of this quarterly report on Form 10-Q for further information.

Additional Financing

Currently, we have the ability to borrow a total of $1.2 billion through our commercial paper program, which is supported by our $1.2 billion three-year credit agreement (our “credit facility”) that will terminate on July 30, 2013. We pay a commitment fee of 15 to 35 basis points for our credit facility, depending on our credit rating, whether or not amounts have been borrowed and currently pay a commitment fee of 25 basis points. The interest rate on borrowings under our credit facility is, at our option, calculated using rates that are primarily based on either the prevailing London Inter-Bank Offer Rate, the prime rate determined by the administrative agent or the Federal funds rate. For certain borrowings under this credit facility there is also a spread based on our credit rating added to the applicable rate.

As of March 31, 2013, there were no commercial paper borrowings outstanding. In connection with the special dividend in the amount of $2.50 per share on our common stock we utilized our commercial paper program in December of 2012 and as a result, commercial paper borrowings outstanding as of December 31, 2012 totaled $457 million with an average interest rate and term of 0.48% and 28 days.

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

(in millions)	2013	2012
Cash (used for) provided by operating activities	$(47)	$26
Capital expenditures	(22)	(10)
Dividends and other payments paid to noncontrolling interests	(17)	—
Free cash flow	$(86)	$16

CRITICAL ACCOUNTING ESTIMATES

Our accounting policies are described in Note 1 — Accounting Policies to the consolidated financial statements in our Form 10-K. As discussed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Form 10-K, we consider an accounting estimate to be critical if it required assumptions to be made that were uncertain at the time the estimate was made and changes in the estimate or different estimates could have a material effect on our results of operations. These critical estimates include those related to revenue recognition, allowance for doubtful accounts, valuation of long-lived assets, goodwill and other intangible assets, pension plans, incentive and stock-based compensation, income taxes, contingencies and redeemable non-controlling interests. We base our estimates on historical experience, current developments and on various other assumptions that we believe to be reasonable under these circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that cannot readily be determined from other sources. There can be no assurance that actual results will not differ from those estimates. Since the date of our Form 10-K, there have been no changes to our critical accounting estimates.

RECENTLY ADOPTED ACCOUNTING STANDARDS

In March 2013, the Financial Accounting Standards Board (“FASB”) issued amended guidance that resolves the diversity in practice for the accounting for the cumulative translation adjustment upon derecognition of certain subsidiaries or groups of assets within a foreign entity. The amended guidance requires that when a parent entity ceases to have a controlling financial interest in a subsidiary or group of assets within a foreign entity, the parent is required to release any related cumulative translation adjustment into net income in instances when a sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. Additionally, the amended guidance clarifies that the sale of an investment in a foreign entity includes both (1) events that result in the loss of a controlling financial interest in a foreign entity and (2) events that result in an acquirer obtaining control of an acquiree in which it held an equity interest immediately before the acquisition date. In these instances, an entity is required to release the cumulative translation adjustment into net income. We will adopt the FASB's amended guidance during the three months ended March 31, 2014. We do not expect the adoption of the guidance to have a significant impact on our financial position, results of operations or cash flows.

In February 2013, the FASB issued amended guidance expanding the disclosure requirements for amounts reclassified out of accumulated other comprehensive income. The amendments require an entity to present, either on the face of the statement where net income is presented or in the notes to its financial statements, details of significant items reclassified in their entirety out of accumulated other comprehensive income and identification of the respective line items effecting net income for instances when reclassification is required under U.S. GAAP. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity will be required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by type. The amendments were effective on January 1, 2013 and have been incorporated into this quarterly report on Form 10-Q. Adoption of this guidance did not have a significant impact on our financial position, results of operations or cash flows.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in our exposure to market risk during the three months ended March 31, 2013 from December 31, 2012. Our exposure to market risk includes changes in foreign exchange rates. We have operations in various foreign countries where the functional currency is primarily the local currency. For international operations that are determined to be extensions of the parent company, the U.S. dollar is the functional currency. We typically have naturally hedged positions in most countries from a local currency perspective with offsetting assets and liabilities. We estimate that a hypothetical 10% adverse movement in the foreign currency exchange rates would not be material to our financial position, statement of income or cash flows. As of March 31, 2013, we have entered into an immaterial amount of forward exchange contracts to hedge the effect of adverse fluctuations in foreign currency exchange rates. We have not entered into any derivative financial instruments for speculative purposes.

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

As of March 31, 2013, an evaluation was performed under the supervision and with the participation of management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the U.S. Securities Exchange Act of 1934). Based on that evaluation, management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2013.

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

PART II – OTHER INFORMATION
Item 1. Legal Proceedings

The following amends the disclosure in Note 13 — Commitments and Contingencies to the consolidated financial statements of our Form 10-K, as amended for the year ended December 31, 2012 (our “Form 10-K”).

•
In connection with the Reese v. Bahash litigation, on March 28, 2013, the plaintiff filed a motion seeking to be relieved from the judgment dismissing the case and for leave to file an amended complaint. We intend to oppose the motion.

•	In connection with the DOJ lawsuit, the Company and S&P filed a motion to dismiss the complaint on April 22, 2013.

•
In connection with the related state lawsuits, numerous state-court actions have been brought against the Company and S&P by the attorneys general of various states and the District of Columbia. The Company and S&P have removed most of the actions to federal court and filed a motion before the United States Judicial Panel on Multidistrict Litigation ("JPML") to consolidate and transfer those removed actions to one federal court for all pretrial proceedings. The Company and S&P have moved to stay the removed actions pending the JPML's decision on that motion.

We believe that the claims asserted and/or contemplated in the proceedings described in Note 13 — Commitments and Contingencies to the consolidated financial statements of our Form 10-K, as amended above, have no basis and they will be vigorously defended by the Company and/or the subsidiaries involved.

In view of the inherent difficulty of predicting the outcome of legal matters, particularly where the claimants seek very large or indeterminate damages, or where the cases present novel legal theories, involve a large number of parties or are in early stages of discovery, we cannot state with confidence what the eventual outcome of the pending matters described in Note 13 — Commitments and Contingencies to the consolidated financial statements of our Form 10-K will be, what the timing of the ultimate resolution of these matters will be or what the eventual loss, fines, penalties or impact related to each pending matter may be. We believe, based on our current knowledge, the outcome of the legal actions, proceedings and investigations currently pending should not have a material, adverse effect on our financial position, results of operations or cash flows.

Additionally, in April 2013 we settled certain subprime litigation cases. Included in selling and general expenses in our consolidated statements of income is a pre-tax amount of approximately $77 million for these settlements. These cases were dismissed under the terms of the settlements.

Item 1a. Risk Factors

Our Form 10-K contains detailed cautionary statements which identify all known material risks, uncertainties and other factors that could cause our actual results to differ materially from historical or expected results. As we have completed the sale of McGraw-Hill Education on March 22, 2013 to investment funds affiliated with Apollo Global Management, LLC we have updated our associated risk factor in its entirety as set forth below. There have been no material changes to the other risk factors we have previously disclosed in Item 1a, Risk Factors, in our Form 10-K.

Risks associated with the sale of McGraw-Hill Education

•
The sale has resulted in two separate independent companies each of which is a smaller, less diversified company than we currently were with a narrower business focus than we previously had. In addition, diversification of revenues, costs, and cash flows may diminish. As such, it is possible that the results of operations, cash flows, working capital and financing requirements of the two separate businesses may be subject to increased volatility.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 29, 2011, the Board of Directors approved a stock repurchase program authorizing the purchase of up to 50.0 million shares (the “2011 Repurchase Program”), which was approximately 17% of the total shares of our outstanding common stock at that time.

On March 25, 2013, we entered into an accelerated share repurchase (“ASR”) agreement with a financial institution to initiate share repurchases aggregating $500 million. The ASR agreement was structured as a capped ASR agreement in which we paid $500 million and received an initial delivery of approximately 7.2 million shares during the three months ended March 31, 2013, with an additional 1.4 million shares received on April 1, 2013, in the aggregate, representing the minimum number of shares of our common stock to be repurchased based on a calculation using a specific capped price per share. See Note 7 — Equity to the consolidated financial statements of this quarterly report on Form 10-Q for further information.

As of March 31, 2013, 9.7 million shares remained available under the 2011 Repurchase Program.

Repurchased shares may be used for general corporate purposes, including the issuance of shares for stock compensation plans and to offset the dilutive effect of the exercise of employee stock options. The 2011 Repurchase Program has no expiration date and purchases under this program may be made from time to time on the open market and in private transactions, depending on market conditions.

The following table provides information on our purchases of our outstanding common stock during the first quarter of 2013 pursuant to the 2011 Repurchase Program (column c). In addition to these purchases, the number of shares in column (a) include: 1) shares of common stock that are tendered to us to satisfy our employees’ tax withholding obligations in connection with the vesting of awards of restricted shares (we repurchase such shares based on their fair market value on the vesting date), and 2) our shares deemed surrendered to us to pay the exercise price and to satisfy our employees’ tax withholding obligations in connection with the exercise of employee stock options. There were no other share repurchases during the quarter outside the repurchases noted below.

(amounts in millions, except per share price)

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs	(d) Maximum Number of Shares that may yet be Purchased Under the Programs
Jan. 1 — Jan. 31, 2013	1.0	$54.67	—	16.9
Feb. 1 — Feb. 28, 2013	—	—	—	16.9
Mar. 1 — Mar. 31, 2013	7.2	—	7.2	9.7
Total — Qtr	8.2	$54.67	7.2	9.7

Item 6. Exhibits

(15)	Letter on Unaudited Interim Financials

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

(32)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(101.INS)	XBRL Instance Document

(101.SCH)	XBRL Taxonomy Extension Schema

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase

(101.LAB)	XBRL Taxonomy Extension Label Linkbase

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

The McGraw-Hill Companies, Inc.
Registrant

Date:	April 30, 2013	By	/s/ Jack F. Callahan, Jr.
Jack F. Callahan, Jr.
Executive Vice President and Chief Financial Officer

Date:	April 30, 2013	By	/s/ Kenneth M. Vittor
Kenneth M. Vittor
Executive Vice President and General Counsel

Date:	April 30, 2013	By	/s/ Emmanuel N. Korakis
Emmanuel N. Korakis
Senior Vice President and Corporate Controller