Form 10-Q
period 2013-06-30
MCGRAW HILL FINANCIAL INC
filed 2013-07-25
CIK 64040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 1-1023

McGraw Hill Financial, Inc.
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
YES ☐ NO ☑
On July 19, 2013 there were 275.2 million shares of common stock (par value $1.00 per share) outstanding.

McGraw Hill Financial, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of McGraw Hill Financial, Inc.

We have reviewed the consolidated balance sheet of McGraw Hill Financial, Inc. as of June 30, 2013, the related consolidated statements of income and consolidated statements of comprehensive income for the three-month and six-month periods ended June 30, 2013 and 2012, the related consolidated statements of cash flows for the six-month periods ended June 30, 2013 and 2012, and the related consolidated statement of equity for the six-month period ended June 30, 2013. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet McGraw Hill Financial, Inc. as of December 31, 2012, and the related consolidated statements of income, comprehensive income, equity, and cash flows for the year then ended, not presented herein, and in our report dated February 28, 2013, we expressed an unqualified opinion on those consolidated financial statements.

/s/ ERNST & YOUNG LLP

New York, New York
July 25, 2013

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

McGraw Hill Financial, Inc.
Consolidated Statements of Income
(Unaudited)

(in millions, except per share amounts)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenue	$1,250	$1,072	$2,431	$2,108
Expenses:
Operating-related expenses	397	351	771	713
Selling and general expenses	382	379	876	740
Depreciation	22	23	45	45
Amortization of intangibles	13	11	25	20
Total expenses	814	764	1,717	1,518
Operating profit	436	308	714	590
Interest expense, net	16	21	31	42
Income from continuing operations before taxes on income	420	287	683	548
Provision for taxes on income	147	107	236	205
Income from continuing operations	273	180	447	343
Discontinued operations, net of tax:
Income (loss) from discontinued operations	4	40	(27)	4
Gain on sale of discontinued operations (includes $(75) accumulated other comprehensive income reclassifications for foreign currency translation adjustment)	—	—	612	—
Discontinued operations, net	4	40	585	4
Net income	277	220	1,032	347
Less: net income from continuing operations attributable to noncontrolling interests	(23)	(3)	(44)	(8)
Less: net (income) loss from discontinued operations attributable to noncontrolling interests	—	(1)	1	—
Net income attributable to McGraw Hill Financial, Inc.	$254	$216	$989	$339

Amounts attributable to McGraw Hill Financial, Inc. common shareholders:
Income from continuing operations	$250	$177	$403	$335
Income from discontinued operations	4	39	586	4
Net income	$254	$216	$989	$339

Earnings per share attributable to McGraw Hill Financial, Inc. common shareholders:
Income from continuing operations:
Basic	$0.91	$0.63	$1.45	$1.20
Diluted	$0.90	$0.62	$1.43	$1.18
Income from discontinued operations:
Basic	$0.01	$0.14	$2.11	$0.02
Diluted	$0.01	$0.14	$2.08	$0.01
Net income:
Basic	$0.93	$0.77	$3.57	$1.22
Diluted	$0.91	$0.76	$3.52	$1.19
Average number of common shares outstanding:
Basic	274.3	279.7	277.4	278.9
Diluted	278.3	285.3	281.3	284.5

Dividend declared per common share	$0.28	$0.255	$0.56	$0.51

See accompanying notes to the unaudited consolidated financial statements.

McGraw Hill Financial, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

(in millions)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income	$277	$220	$1,032	$347

Other comprehensive income:
Foreign currency translation adjustment	(23)	(42)	44	(25)
Income tax effect	4	5	(3)	6
	(19)	(37)	41	(19)

Pension and other postretirement benefit plans	(37)	21	(34)	28
Income tax effect	9	(8)	6	(10)
	(28)	13	(28)	18

Unrealized (loss) gain on investments and forward exchange contracts	(1)	(3)	7	(2)
Income tax effect	—	1	(4)	1
	(1)	(2)	3	(1)

Comprehensive income	229	194	1,048	345
Less: comprehensive income (loss) attributable to nonredeemable noncontrolling interests	(2)	2	(5)	(5)
Less: comprehensive income attributable to redeemable noncontrolling interests	(20)	—	(38)	—
Comprehensive income attributable to McGraw Hill Financial, Inc.	$207	$196	$1,005	$340

See accompanying notes to the unaudited consolidated financial statements.

McGraw Hill Financial, Inc.
Consolidated Balance Sheets

(in millions)	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and equivalents	$1,900	$760
Accounts receivable, net of allowance for doubtful accounts: 2013 - $50; 2012 - $54	957	954
Deferred income taxes	131	117
Prepaid and other current assets	119	128
Assets held for sale	—	1,940
Total current assets	3,107	3,899
Property and equipment, net of accumulated depreciation: 2013 - $636; 2012 - $772	340	368
Goodwill	1,432	1,438
Other intangible assets, net	1,037	1,081
Other non-current assets	244	266
Total assets	$6,160	$7,052
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$227	$249
Accrued compensation and contributions to retirement plans	310	453
Short-term debt	—	457
Income taxes currently payable	177	158
Unearned revenue	1,284	1,229
Other current liabilities	397	457
Liabilities held for sale	—	664
Total current liabilities	2,395	3,667
Long-term debt	799	799
Pension and other post-retirement benefits	511	529
Other non-current liabilities	374	407
Total liabilities	4,079	5,402
Commitments and contingencies (Note 11)
Redeemable noncontrolling interest (Note 7)	810	810
Equity:
Common stock	412	412
Additional paid-in capital	342	492
Retained income	7,348	6,525
Accumulated other comprehensive loss	(501)	(517)
Less: common stock in treasury	(6,378)	(6,145)
Total equity — controlling interests	1,223	767
Total equity — noncontrolling interests	48	73
Total equity	1,271	840
Total liabilities and equity	$6,160	$7,052

See accompanying notes to the unaudited consolidated financial statements.

McGraw Hill Financial, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

(in millions)	Six Months Ended June 30,
	2013	2012
Operating Activities:
Net income	$1,032	$347
Less: discontinued operations, net	585	4
Net income from continuing operations	447	343
Adjustments to reconcile net income from continuing operations to cash provided by operating activities from continuing operations:
Depreciation (including amortization of technology projects)	45	45
Amortization of intangibles	25	20
Provision for losses on accounts receivable	14	9
Deferred income taxes	4	3
Stock-based compensation	47	40
Other	9	18
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	(11)	(48)
Prepaid and other current assets	(9)	(3)
Accounts payable and accrued expenses	(193)	(205)
Unearned revenue	71	(3)
Other current liabilities	(40)	(64)
Net change in prepaid/accrued income taxes	(166)	94
Net change in other assets and liabilities	(17)	(30)
Cash provided by operating activities from continuing operations	226	219
Investing Activities:
Capital expenditures	(43)	(36)
Acquisitions, net of cash acquired	—	(148)
Changes in short-term investments	—	26
Cash used for investing activities from continuing operations	(43)	(158)
Financing Activities:
Repayments of short-term debt, net	(457)	—
Dividends paid to shareholders	(156)	(145)
Dividends and other payments paid to noncontrolling interests	(38)	(6)
Contingent consideration payment	(12)	—
Repurchase of treasury shares	(500)	—
Exercise of stock options	107	134
Excess tax benefits from share-based payments	12	7
Cash used for financing activities from continuing operations	(1,044)	(10)
Effect of exchange rate changes on cash from continuing operations	(36)	(5)
Cash (used for) provided by continuing operations	(897)	46
Discontinued Operations:
Cash used for operating activities	(98)	(64)
Cash provided by (used for) investing activities	2,159	(85)
Cash used for financing activities	(25)	(5)
Effect of exchange rate changes on cash	1	—
Effect of change in cash and equivalents	—	10
Cash provided by (used for) discontinued operations	2,037	(144)
Net change in cash and equivalents	1,140	(98)
Cash and equivalents at beginning of period	760	835
Cash and equivalents at end of period	$1,900	$737
See accompanying notes to the unaudited consolidated financial statements.

McGraw Hill Financial, Inc.
Consolidated Statement of Equity
(Unaudited)

(in millions)	Common Stock $1 par	Additional Paid-in Capital	Retained Income	Accumulated Other Comprehensive Loss	Less: Treasury Stock	Total MHP Equity	Noncontrolling Interests	Total Equity
Balance as of December 31, 2012	$412	$492	$6,525	$(517)	$6,145	$767	$73	$840
Comprehensive income [1]			989	16		1,005	5	1,010
Dividends			(159)			(159)	(6)	(165)
Noncontrolling interest adjustments [2]						—	(21)	(21)
Share repurchases		(65)			435	(500)		(500)
Employee stock plans, net of tax benefit		(85)			(202)	117		117
Change in redemption value of redeemable noncontrolling interest			6			6		6
Other			(13)			(13)	(3)	(16)
Balance as of June 30, 2013	$412	$342	$7,348	$(501)	$6,378	$1,223	$48	$1,271

[1]	Excludes $38 million attributable to redeemable noncontrolling interest.

[2]	Relates to the write-off of noncontrolling interests related to discontinued operations.

See accompanying notes to the consolidated financial statements.

McGraw Hill Financial, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

1.	Nature of Operations and Basis of Presentation

McGraw Hill Financial, Inc. (together with its consolidated subsidiaries, "McGraw Hill Financial," the “Company,” “we,” “us” or “our”) is a leading content and analytics provider serving the capital, commodities and commercial markets. The capital markets include asset managers, banks, exchanges, issuers and financial advisors; the commodities markets include producers, traders and intermediaries within energy, metals, and agriculture; and the commercial markets include professionals and corporate executives within automotive, construction, aerospace and defense and marketing / research information services.

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

•
C&C consists of business-to-business companies specializing in commodities and commercial markets that deliver their customers access to high-value information, data, analytic services and pricing benchmarks.

We completed the sale of our McGraw-Hill Education business ("MHE") on March 22, 2013 and, accordingly, the results of operations of MHE have been reclassified to reflect the business as a discontinued operation for the three and six months ended June 30, 2013 and 2012. The assets and liabilities of MHE have been removed from the consolidated balance sheet as of June 30, 2013 and classified as held for sale as of December 31, 2012. See Note 2 — Acquisitions and Divestitures for further discussion.

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

In the opinion of management all normal recurring adjustments considered necessary for a fair statement of the results of the interim periods have been included. The operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the full year. Certain prior-year amounts have been reclassified to conform to the current presentation.

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

Acquisitions

During the six months ended June 30, 2013, we did not complete any acquisitions.

In June of 2013 we made a voluntary open offer to purchase up to an additional 22.23% of the total equity shares outstanding in CRISIL Limited, our majority owned Indian credit rating agency within our S&P Ratings segment. Full acceptance of the offer would increase our total stake in CRISIL to 75% from 52.77%.

As part of CRISIL's acquisition of Coalition Development Ltd. in July of 2012 we made a contingent purchase price payment in the first half of 2013 for $12 million that has been reflected in the consolidated statement of cash flows as a financing activity.

During the six months ended June 30, 2012, we completed the following acquisitions:

•
On June 29, 2012, we closed our transaction with CME Group, Inc. ("CME Group") and CME Group Index Services LLC ("CGIS"), a joint venture between CME Group and Dow Jones & Company, Inc., to form a new company, S&P Dow Jones Indices LLC.

•
On June 29, 2012, we acquired Credit Market Analysis Limited ("CMA") from the CME Group. CMA provides independent data concerning over-the-counter markets. CMA's data and technology will enhance our capability to provide pricing and related over-the-counter information. CMA was integrated into our S&P Capital IQ segment.

•
On April 3, 2012 we completed the acquisition of QuantHouse, an independent global provider of end-to-end systematic low latency market data solutions. QuantHouse was integrated into our S&P Capital IQ segment. The acquisition allows us to offer unique real-time monitors, derived data sets and analytics as well as the ability to package and resell this data as part of a core solution.

•
On February 8, 2012, we completed the acquisition of R² Technologies (“R²”). R² provides advanced risk and scenario-based analytics to traders, portfolio and risk managers for pricing, hedging and capital management across asset classes. R² was integrated into our S&P Capital IQ segment.

None of these acquisitions were material either individually or in the aggregate, including the pro forma impact on earnings.

Divestitures

On July 24, 2013, we announced a definitive agreement to sell Aviation Week within our C&C segment to Penton, a privately held business information company. We expect this transaction will close following the receipt of regulatory approvals and completion of customary closing conditions.

On November 26, 2012, we entered into a definitive agreement to sell MHE to investment funds affiliated with Apollo Global Management, LLC and on March 22, 2013, we completed the sale for a purchase price of $2.4 billion in cash. We recorded an after-tax gain on the sale of $612 million, which is included in discontinued operations, net in the consolidated statement of income for the six months ended June 30, 2013. We have used a portion of the after-tax proceeds from the sale to pay down short-term debt, in part driven by the special dividend paid in 2012, and to continue share repurchases. We will also continue to use a portion of the after-tax proceeds to make selective acquisitions and investments.

In connection with the sale, we have entered into transition service agreements designed to ensure and facilitate the orderly transfer of MHE's business operations to the buyer. Under the terms of these agreements, we will provide various services to MHE for an expected period of three to twelve months from the date of the sale.

The key components of income from discontinued operations for the periods ended June 30 consist of the following:

(in millions)	Three Months		Six Months
	2013	2012	2013	2012
Revenue	$—	$474	$268	$769
Expenses	(2)	417	312	774
Operating income (loss)	2	57	(44)	(5)
Interest expense (income), net	—	—	1	(1)
Income (loss) before taxes on income (loss)	2	57	(45)	(4)
(Benefit) provision for taxes on income (loss) [1]	(2)	17	(18)	(8)
Income (loss) from discontinued operations, net of tax	4	40	(27)	4
Pre-tax gain on sale from discontinued operations	—	—	920	—
Provision for taxes on income	—	—	308	—
Gain on sale of discontinued operations, net of tax	—	—	612	—
Discontinued operations, net	4	40	585	4
Less: net (loss) income attributable to noncontrolling interests	—	(1)	1	—
Income from discontinued operations attributable to McGraw Hill Financial, Inc. common shareholders	$4	$39	$586	$4

[1]	Benefit for taxes on income for the three months ended June 30, 2013 includes certain adjustments to the discontinued operations provision recorded for the three months ended March 31, 2013.

The components of assets and liabilities classified as held for sale in the consolidated balance sheet consist of the following:

(in millions)	December 31, 2012
Accounts receivable, net	$333
Property and equipment, net	122
Goodwill	469
Other intangible assets, net	156
Inventories, net	235
Prepublication costs	304
Other assets	321
Assets held for sale	$1,940

Accounts payable and accrued expenses	$123
Unearned revenue	192
Other liabilities	349
Liabilities held for sale	$664

We did not complete any divestitures during the six months ended June 30, 2012.

3.	Income Taxes

For the three and six months ended June 30, 2013, the effective tax rate for continuing operations was 35.0% and 34.5%, respectively, and for the three and six months ended June 30, 2012, the effective tax rate for continuing operations was 37.4%. The reduction in the effective tax rate from the prior-year periods was primarily due to the partnership structure of the S&P Dow Jones Indices LLC and legal settlements as discussed in Note 11 — Commitments and Contingencies.

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

As of June 30, 2013 and December 31, 2012, the total amount of federal, state and local, and foreign unrecognized tax benefits was $78 million and $74 million, respectively, exclusive of interest and penalties. We recognize accrued interest and penalties related to unrecognized tax benefits in interest expense and operating-related expense, respectively. In addition to the unrecognized tax benefits, as of June 30, 2013 and December 31, 2012, we had $19 million and $14 million, respectively, of accrued interest and penalties associated with uncertain tax positions.

4.	Debt

(in millions)	June 30, 2013	December 31, 2012
5.9% Senior Notes, due 2017 [1]	$400	$400
6.55% Senior Notes, due 2037 [2]	399	399
Commercial paper	—	457
Total debt	799	1,256
Less: short-term debt including current maturities	—	457
Long-term debt	$799	$799

[1]	Interest payments are due semiannually on April 15 and October 15, and, as of June 30, 2013, the unamortized debt discount is $0.4 million.

[2]	Interest payments are due semiannually on May 15 and November 15, and, as of June 30, 2013, the unamortized debt discount is $1.3 million.

The fair value of our long-term debt borrowings was $0.8 billion as of June 30, 2013 and $0.9 billion as of December 31, 2012 and was estimated based on Level 1 fair value measures, specifically quoted market prices.

Currently, we have the ability to borrow a total of $1.0 billion through our commercial paper program, which is supported by our credit facility described below. As of June 30, 2013, there were no commercial paper borrowings outstanding. In connection with the special dividend in the amount of $2.50 per share on our common stock we utilized our commercial paper program in December of 2012 and as a result, commercial paper borrowings outstanding as of December 31, 2012 totaled $457 million with an average interest rate and term of 0.48% and 28 days.

On June 19, 2013, we entered into a $1.0 billion four-year credit agreement (our “credit facility”) that will terminate on June 19, 2017. This credit facility replaced our $1.2 billion three-year credit facility that was scheduled to terminate on July 30, 2013. The previous credit facility was canceled after the new credit facility became effective. There were no outstanding borrowings under the previous credit facility when it was replaced.

We pay a commitment fee of 20 to 45 basis points for our credit facility, depending on our indebtedness to cash flow ratio, whether or not amounts have been borrowed and currently pay a commitment fee of 25 basis points. The interest rate on borrowings under our credit facility is, at our option, calculated using rates that are primarily based on either the prevailing London Inter-Bank Offer Rate, the prime rate determined by the administrative agent or the Federal funds rate. For certain borrowings under this credit facility there is also a spread based on our credit rating added to the applicable rate.

Our credit facility contains certain covenants. The only financial covenant requires that our indebtedness to cash flow ratio, as defined in our credit facility, is not greater than 3.25 to 1, and this covenant level has never been exceeded.

5.	Employee Benefits

We maintain a number of active defined contribution retirement plans for our employees. The majority of our defined benefit plans are frozen. As a result, no new employees will be permitted to enter these plans and no additional benefits for current participants in the frozen plans will be accrued.

We also have supplemental benefit plans that provide senior management with supplemental retirement, disability and death benefits. Certain supplemental retirement benefits are based on final monthly earnings. In addition, we sponsor voluntary 401(k) plans under which we may match employee contributions up to certain levels of compensation as well as profit-sharing plans under which we contribute a percentage of eligible employees' compensation to the employees' accounts.

We also provide certain medical, dental and life insurance benefits for active and retired employees and eligible dependents. The medical and dental plans and supplemental life insurance plan are contributory, while the basic life insurance plan is noncontributory. We currently do not prefund any of these plans.

We recognize the funded status of our defined benefit retirement and postretirement plans in the consolidated balance sheets, with a corresponding adjustment to accumulated other comprehensive income, net of taxes. The amounts in accumulated other comprehensive income represent net unrecognized actuarial losses and unrecognized prior service costs. These amounts will be subsequently recognized as net periodic pension cost pursuant to our accounting policy for amortizing such amounts.

In the first six months of 2013, we contributed $15 million to our retirement plans and expect to make additional required contributions of approximately $8 million to our retirement plans during the remainder of the year. We may elect to make additional non-required contributions depending on investment performance and the pension plan status in the second half of 2013.

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

Stock-based compensation for the periods ended June 30 is as follows:

(in millions)	Three Months		Six Months
	2013	2012	2013	2012
Stock option expense	$4	$2	$6	$7
Restricted stock and unit awards expense	22	21	41	33
Total stock-based compensation expense	$26	$23	$47	$40

As of June 30, 2013 and December 31, 2012, we issued 3.0 million and 8.4 million common shares, respectively, upon exercise of certain stock options outstanding.

7.	Equity

Stock Repurchases

In 2011, the Board of Directors approved a stock repurchase program authorizing the purchase of up to 50.0 million shares (the “2011 Repurchase Program”), which was approximately 17% of the total shares of our outstanding common stock at that time. Share repurchases for the periods ended June 30 were as follows:

(in millions, except average price)	Three Months		Six Months
	2013	2012	2013	2012
Total number of shares purchased [1]	1.4	0.1	8.6	0.9
Total cash utilized	$—	$—	$500	$—

[1]	2013 and 2012 include shares received as part of our accelerated share repurchase agreements described in more detail below.

Our purchased shares may be used for general corporate purposes, including the issuance of shares for stock compensation plans and to offset the dilutive effect of the exercise of employee stock options. As of June 30, 2013, 8.3 million shares remained available under the 2011 Repurchase Program. The 2011 Repurchase Program has no expiration date and purchases under this program may be made from time to time on the open market and in private transactions, depending on market conditions.

Accelerated Share Repurchase Program

We entered into an accelerated share repurchase (“ASR”) agreement with a financial institution on March 25, 2013 to initiate share repurchases aggregating $500 million. The ASR agreement was structured as a capped ASR agreement in which we paid $500 million and received an initial delivery of approximately 7.2 million shares during the three months ended March 31, 2013, with an additional 1.4 million shares received on April 1, 2013, in the aggregate, representing the minimum number of shares of our common stock to be repurchased based on a calculation using a specific capped price per share. The total number of shares ultimately purchased was determined based on the volume weighted-average share price (“VWAP”), minus a discount, of our common stock from March 25, 2013 through July 22, 2013. On July 25, 2013 we will receive a final incremental delivery of 0.7 million shares determined using a VWAP of $53.7995 bringing the total amount of shares received to 9.3 million.
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
Redeemable Noncontrolling Interests

The agreement with the minority partners of our S&P Dow Jones Indices LLC established in June of 2012 contains redemption features whereby interests held by minority partners are redeemable either (i) at the option of the holder or (ii) upon the occurrence of an event that is not solely within our control. Specifically, under the terms of the operating agreement of S&P Dow Jones Indices LLC, after December 31, 2017, CME Group, Inc. (“CME Group”) and CME Group Index Services LLC (“CGIS”) will have the right at any time to sell, and we are obligated to buy, at least 20% of their share in S&P Dow Jones Indices LLC. In addition, in the event there is a change of control of the Company, for the 15 days following a change in control, CME Group and CGIS will have the right to put their interest to us at the then fair value of CME Group's and CGIS' minority interest.

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

Noncontrolling interests that do not contain such redemption features are presented in equity.

Changes to redeemable noncontrolling interest during the six months ended June 30, 2013 were as follows:

(in millions)
Redeemable noncontrolling interest as of December 31, 2012	$810
Net income attributable to noncontrolling interest	38
Distributions to noncontrolling interest	(32)
Redemption value adjustment	(6)
Redeemable noncontrolling interest as of June 30, 2013	$810

8.	Earnings Per Share

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

The calculation for basic and diluted EPS for the periods ended June 30 is as follows:

(in millions, except per share amounts)	Three Months		Six Months
	2013	2012	2013	2012
Amounts attributable to McGraw Hill Financial, Inc. common shareholders:
Income from continuing operations	$250	$177	$403	$335
Income from discontinued operations	4	39	586	4
Net income attributable to the Company	$254	$216	$989	$339

Basic weighted-average number of common shares outstanding	274.3	279.7	277.4	278.9
Effect of stock options and other dilutive securities	4.0	5.6	3.9	5.6
Diluted weighted-average number of common shares outstanding	278.3	285.3	281.3	284.5

Earnings per share attributable to McGraw Hill Financial, Inc. common shareholders:
Income from continuing operations:
Basic	$0.91	$0.63	$1.45	$1.20
Diluted	$0.90	$0.62	$1.43	$1.18
Income from discontinued operations:
Basic	$0.01	$0.14	$2.11	$0.02
Diluted	$0.01	$0.14	$2.08	$0.01
Net income:
Basic	$0.93	$0.77	$3.57	$1.22
Diluted	$0.91	$0.76	$3.52	$1.19

Restricted performance shares outstanding of 2.3 million and 1.4 million as of June 30, 2013 and 2012, respectively, were not included in the computation of diluted EPS because the necessary vesting conditions had not been met.

The effect of the potential exercise of stock options is excluded from the computation of diluted EPS when the average market price of our common stock is lower than the exercise price of the related option during the period because the effect would have been antidilutive. For the three months ended June 30, 2013 and 2012, the number of stock options excluded from the computation was 2.7 million and 3.8 million, respectively, and 2.8 million and 4.0 million for the six months ended June 30, 2013 and 2012, respectively.

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

As part of the definitive agreement to sell MHE to investment funds affiliated with Apollo Global Management, LLC, described further in Note 2 — Acquisitions and Divestitures, we have retained MHE's restructuring liabilities. Therefore, the remaining reserves described below include MHE's restructuring liability, however, the initial charge associated with the reserve has been bifurcated between continuing and discontinued operations.

2012 Restructuring Plan

During 2012 we recorded a pre-tax restructuring charge of $68 million, consisting primarily of employee severance costs related to a company-wide workforce reduction of approximately 670 positions. This charge consisted of $15 million for S&P Ratings, $19 million for S&P Capital IQ, $1 million for S&P DJ Indices, $12 million for C&C and $21 million for our corporate headquarters. The total reserve recorded, including MHE, was $107 million.

For the three and six months ended June 30, 2013, we have reduced the reserve by $22 million and $46 million, respectively, primarily relating to cash payments for employee severance costs. The remaining reserve as of June 30, 2013 is $46 million and primarily consists of $10 million for S&P Ratings, $7 million for S&P Capital IQ, $4 million for C&C, $8 million for our corporate headquarters and $15 million for MHE.

2011 Restructuring Plan

During the fourth quarter of 2011 we recorded a pre-tax restructuring charge of $32 million, consisting primarily of facility exit costs and employee severance costs related to a company-wide workforce reduction of approximately 250 positions. This charge consisted of $9 million for S&P Ratings, $6 million for C&C and $17 million for our corporate headquarters. The total reserve recorded, including MHE, was $66 million. In the second quarter of 2012 we recorded an additional pre-tax restructuring charge of $5 million primarily for employee severance costs as part of the Growth and Value Plan.

For the three months ended June 30, 2013 and 2012, we have reduced the reserve by $3 million and $12 million, respectively, primarily relating to cash payments for employee severance costs. For the six months ended June 30, 2013 and 2012, we have reduced the reserve by $8 million and $30 million, respectively.The remaining reserve as of June 30, 2013 is $12 million, primarily relating to MHE and our corporate headquarters.

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

Three Months	2013		2012
(in millions)	Revenue	Operating Profit	Revenue	Operating Profit
S&P Ratings	$599	$277	$483	$208
S&P Capital IQ	287	55	277	58
S&P DJ Indices	123	80	89	42
C&C	259	83	240	71
Intersegment elimination [1]	(18)	—	(17)	—
Total operating segments	1,250	495	1,072	379
Unallocated expense [2]	—	(59)	—	(71)
Total	$1,250	$436	$1,072	$308

Six Months	2013		2012
(in millions)	Revenue	Operating Profit	Revenue	Operating Profit
S&P Ratings	$1,161	$536	$949	$394
S&P Capital IQ	575	111	551	120
S&P DJ Indices	238	147	168	87
C&C	496	145	474	135
Intersegment elimination [1]	(39)	—	(34)	—
Total operating segments	2,431	939	2,108	736
Unallocated expense [2]	—	(225)	—	(146)
Total	$2,431	$714	$2,108	$590

[1]	Revenue for S&P Ratings and expenses for S&P Capital IQ include an intersegment royalty charged to S&P Capital IQ for the rights to use and distribute content and data developed by S&P Ratings.

[2]
Includes Growth and Value Plan costs of $10 million and $54 million for the three and six months ended June 30, 2013, respectively and $24 million and $53 million for the three and six months ended June 30, 2012, respectively. Also includes pre-tax legal settlements of approximately $77 million for the six months ended June 30, 2013.

See Note 2 — Acquisitions and Divestitures and Note 9 — Restructuring for additional actions that impacted the segment operating results.

11.	Commitments and Contingencies

Rental Expense and Lease Obligations

As of June 30, 2013, the remaining deferred gain related to our sale-leaseback transaction with Rock-McGraw, Inc. was $116 million, as $4 million and $7 million was amortized during the three and six months ended June 30, 2013. Interest expense associated with this operating lease for the three and six months ended June 30, 2013 was $1 million and $3 million, respectively.

Related Party Agreements

In June of 2012 we entered into a new license agreement (the "License Agreement") with the holder of S&P Dow Jones Indices LLC noncontrolling interest, CME Group, which replaced the 2005 license agreement between S&P DJ Indices and CME Group. Under the terms of the License Agreement, S&P Dow Jones Indices LLC receives a share of the profits from the trading and clearing of CME Group's equity index products. During the three and six months ended June 30, 2013, S&P Dow Jones Indices LLC earned $13 million and $24 million, respectively, of revenue under the terms of the License Agreement. The entire amount of this revenue is included in our consolidated statement of income, and the portion related to the 27% noncontrolling interest is removed in net income attributable to noncontrolling interests.

Legal Matters

The following amends the disclosure in Note 13 — Commitments and Contingencies to the consolidated financial statements of our Form 10-K.

•
In connection with the Reese v. Bahash litigation, on March 28, 2013, the plaintiff filed a motion seeking to be relieved from the judgment dismissing the case and for leave to file an amended complaint. On April 25, 2013, the Company filed its opposition to that motion. The motion is now fully briefed.

•	In connection with the DOJ lawsuit, the Company and S&P filed a motion to dismiss the complaint on April 22, 2013. The Court issued an order denying the motion to dismiss on July 16, 2013.

•
In connection with the numerous state-court actions that have been brought against the Company and S&P by the attorneys general of various states and the District of Columbia, the Company and S&P have removed most of the actions to federal court and filed a motion before the United States Judicial Panel on Multidistrict Litigation ("JPML") to consolidate and transfer those removed actions to one federal court for all pretrial proceedings. On June 6, 2013, the JPML granted S&P's motion with respect to the state actions then before it and ordered those actions be consolidated before the United States District Court for the Southern District of New York. The Company expects that any similar actions subsequently filed by other state attorneys general will be similarly consolidated in the Southern District of New York upon S&P's request. The states have moved to have the cases remanded to state court. The Court will hear argument on motions by the states to remand to state court on October 4, 2013.

We believe that the claims asserted and/or contemplated in the proceedings described in Note 13 — Commitments and Contingencies to the consolidated financial statements of our Form 10-K, as amended above, have no basis and they will be vigorously defended by the Company and/or the subsidiaries involved.

In view of the inherent difficulty of predicting the outcome of legal matters, particularly where the claimants seek very large or indeterminate damages, or where the cases present novel legal theories, involve a large number of parties or are in early stages of discovery, we cannot state with confidence what the eventual outcome of the pending matters described in Note 13 — Commitments and Contingencies to the consolidated financial statements of our Form 10-K will be, what the timing of the ultimate resolution of these matters will be or what the eventual loss, fines, penalties or impact related to each pending matter may be. We believe, based on our current knowledge, the outcome of the legal actions, proceedings and investigations currently pending should not have a material adverse effect to our financial position, results of operations or cash flows.

Additionally, in April 2013 we settled certain subprime litigation cases. Included in selling and general expenses in our consolidated statement of income for the six months ended June 30, 2013 is a pre-tax amount of approximately $77 million for these settlements. These cases were dismissed under the terms of the settlements.

Updates to our Legal and Regulatory Environment

Our commodities business is subject to the potential for increased regulation in the U.S. and abroad. On October 5, 2012, the International Organization of Securities Commissions ("IOSCO") issued its final report to the G-20, including Principles for Oil Price Reporting Agencies ("PRA"), which sets out principles IOSCO states are intended to enhance the reliability of oil price assessments that are referenced in derivative contracts subject to regulation by IOSCO members. On January 9, 2013, IOSCO held a meeting with the Price Reporting Organizations to discuss implementation of the Principles for Oil Price Reporting Agencies. At the meeting, Platts was able to obtain clarification from IOSCO on its expectations for voluntary implementation of the Principles by Platts. Platts has begun voluntary implementation of the IOSCO Oil Price Reporting Principles and does not believe the Principles will have a significant negative impact on its ongoing business operations.

In July of 2013 Platts reaffirmed its commitment to aligning its operations to the IOSCO Principles for Oil Price Reporting Agencies and to applying those principles to its price reporting in the other commodity markets in which it publishes price assessments that underlie financial derivatives contracts. The announcement followed IOSCO's publication on July 17, 2013 of its “Principles for Financial Benchmarks,” which stated that it “expects the oil PRAs to continue to implement and comply with the PRA principles.”

On May 14, 2013, representatives from the European Commission (DG Competition, the EC's antitrust office) commenced an unannounced inspection of Platts' offices at Canary Wharf in London which lasted until May 19, 2013 in conjunction with the potential anticompetitive conduct (in particular, in the crude oil, refined oil products and biofuels markets) relating to Platts' Market On Close price assessment process. No allegations have been made against Platts at this time. There have also been several civil actions filed in the U.S. relating to potential anticompetitive behavior by market participants relating to the Platts price assessment process, none of which have named Platts as a defendant.

12.	Recent Accounting Standards

In March of 2013, the Financial Accounting Standards Board (“FASB”) issued amended guidance that resolves the diversity in practice for the accounting for the cumulative translation adjustment upon derecognition of certain subsidiaries or groups of assets within a foreign entity. The amended guidance requires that when a parent entity ceases to have a controlling financial interest in a subsidiary or group of assets within a foreign entity, the parent is required to release any related cumulative translation adjustment into net income in instances when a sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. Additionally, the amended guidance clarifies that the sale of an investment in a foreign entity includes both (1) events that result in the loss of a controlling financial interest in a foreign entity and (2) events that result in an acquirer obtaining control of an acquiree in which it held an equity interest immediately before the acquisition date. In these instances, an entity is required to release the cumulative translation adjustment into net income. We will adopt the FASB's amended guidance during the three months ended March 31, 2014. We do not expect the adoption of the guidance to have a significant impact on our financial position, results of operations or cash flows.

In February of 2013, the FASB issued amended guidance expanding the disclosure requirements for amounts reclassified out of accumulated other comprehensive income. The amendments require an entity to present, either on the face of the statement where net income is presented or in the notes to its financial statements, details of significant items reclassified in their entirety out of accumulated other comprehensive income and identification of the respective line items effecting net income for instances when reclassification is required under U.S. GAAP. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity will be required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by type. The amendments were effective on January 1, 2013 and have been incorporated into this quarterly report on Form 10-Q. Adoption of this guidance did not have a significant impact on our financial position, results of operations or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

The following Management's Discussion and Analysis (“MD&A”) provides a narrative of the results of operations and financial condition of McGraw Hill Financial, Inc. (together with its consolidated subsidiaries, "McGraw Hill Financial," the “Company,” “we,” “us” or “our”) for the three and six months ended June 30, 2013. The MD&A should be read in conjunction with the consolidated financial statements, accompanying notes and MD&A included in our Form 10-K, as amended, for the year ended December 31, 2012 (our “Form 10-K”), which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The MD&A includes the following sections:

•	Overview

•	Results of Operations — Comparing the Three and Six Months Ended June 30, 2013 and 2012

•	Liquidity and Capital Resources

•	Reconciliation of Non-GAAP Financial Information

•	Critical Accounting Estimates

•	Recently Adopted Accounting Standards

•	Forward-Looking Statements

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

•
C&C consists of business-to-business companies specializing in commodities and commercial markets that deliver their customers access to high-value information, data, analytic services and pricing benchmarks.

On July 24, 2013, we announced a definitive agreement to sell Aviation Week within our C&C segment to Penton, a privately held business information company. We expect this transaction will close following the receipt of regulatory approvals and completion of customary closing conditions.

On November 26, 2012, we entered into a definitive agreement to sell McGraw-Hill Education ("MHE") to investment funds affiliated with Apollo Global Management, LLC and on March 22, 2013, we completed the sale for a purchase price of $2.4 billion in cash. We recorded an after-tax gain on the sale of $612 million, which is included in income from discontinued operations, net of tax in the consolidated statement of income for the six months ended June 30, 2013. We have used a portion of the after-tax proceeds from the sale to pay down short-term debt, in part driven by the special dividend paid in 2012, and to continue share repurchases. We will also continue to use a portion of the after-tax proceeds to make selective acquisitions and investments.

In connection with the sale, we have entered into transition service agreements designed to ensure and facilitate the orderly transfer of MHE's business operations to the buyer. Under the terms of these agreements, we will provide various services to MHE for an expected period of three to twelve months from the date of the sale.

The completion of the sale also marked the completion of our Growth and Value Plan that we began in September of 2011. Costs related to this plan have diminished in the second quarter as we incurred $10 million primarily related to professional fees. We expect Growth and Value Plan spend to be minimal going forward. Cost incurred during the six months ended June 30, 2013 have been $54 million and during the three and six months ended June 30, 2012 have been $42 million and $75 million, respectively. All costs for the six months ended June 30, 2013 are recorded in continuing operations, whereas $39 million and $68 million of the costs for the three and six months ended June 30, 2012, respectively are recorded in continuing operations. Specifically, for the six months ended June 30, 2013, the costs primarily related to $31 million of professional fees and $19 million of charges associated with our outsourcing initiatives, mainly for the write-down of certain fixed assets. For the three and six months ended June 30, 2012, the costs primarily related to professional fees, transaction costs for our S&P Dow Jones Indices LLC joint venture, severance charges, and for the six months, an $8 million charge reducing our lease commitments.

Total costs incurred since the Growth and Value Plan was announced in September of 2011 have been $351 million, of which $290 million have been recorded in continuing operations and $61 million have been recorded in discontinued operations. These are costs that have been necessary to enable separation, reduce our cost structure, accelerate growth and increase shareholder value.

Key results for the periods ended June 30 are as follows:

(in millions, except per share amounts)	Three Months			Six Months
	2013	2012	% Change [1]	2013	2012	% Change [1]
Revenue	$1,250	$1,072	17%	$2,431	$2,108	15%
Operating profit	$436	$308	42%	$714	$590	21%
Operating margin %	35%	29%		29%	28%
Diluted earnings per share from continuing operations	$0.90	$0.62	46%	$1.43	$1.18	22%
N/M - not meaningful

[1]	Percentages in the following exhibits within the MD&A are calculated off the whole number, not the disclosed rounded number in the table.

S&P Ratings — Revenue and operating profit for the quarter increased 24% and 34%, respectively, and for the first six months increased 22% and 36%, respectively. Revenue growth was driven by strong high-yield and investment-grade debt issuance as borrowers took advantage of low interest rates to refinance existing debt and to a lesser extent, fund M&A and capital expenditures. Increases in U.S. bank loan ratings and structured finance revenues also contributed to the increase. Operating profit increased compared to 2012 primarily due to the increases in revenue, partially offset by higher incentive costs due to financial performance, higher personnel costs and the impact of CRISIL's acquisition of Coalition Development Ltd. in July of 2012.

S&P Capital IQ — Revenue increased 3% and 4% for the quarter and first six months, respectively, while operating profit decreased 6% and 8% for the quarter and first six months, respectively. The revenue increase was primarily attributable to growth at Capital IQ driven by market share gains and increased contract values for existing accounts; and increases in our subscription base for RatingsXpress®. Operating profit was impacted by the 2012 acquisitions of QuantHouse and Credit Market Analysis Limited, particularly due to growth in headcount and increased cost of sales for exchange fees incurred by QuantHouse. Also impacting operating profit were higher personnel costs and increased costs to further develop our content and purchase new data sets.

S&P DJ Indices — Revenue and operating profit for the quarter increased 39% and 92%, respectively, and for the first six months increased 42% and 68%, respectively. The revenue increases were primarily due to revenue from our S&P Dow Jones Indices LLC joint venture. Excluding revenue from the joint venture, revenue increased 6% and 7% for the quarter and first six months, respectively, primarily due to higher average levels of assets under management for ETF products and higher exchange traded derivative volume. Operating profit increased compared to 2012 primarily due to the increases in revenue, partially offset by expenses for our joint venture, additional personnel costs, higher incentive costs and higher data fees.

C&C — Revenue and operating profit for the quarter increased 8% and 16%, respectively, and for the first six month increased 5% and 8%, respectively. The revenue increase was primarily driven by continued demand for Platts’ proprietary content as annualized contract values increased, strong demand at J.D. Power and Associates ("JDPA") in the Asia-Pacific region for consulting and proprietary engagements, and strong advertising revenue at Aviation Week from the biennial Paris Air Show. This was partially offset by declines at McGraw-Hill Construction. Operating profit was impacted by additional headcount and other operating costs to support business growth at Platts and by investments in global growth initiatives in key JDPA markets and industry sectors.

RESULTS OF OPERATIONS — COMPARING THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

Consolidated Review

(in millions)	Three Months			Six Months
	2013	2012	% Change	2013	2012	% Change

Revenue	$1,250	$1,072	17%	$2,431	$2,108	15%
Total Expenses:
Operating-related expenses	397	351	13%	771	713	8%
Selling and general expenses	382	379	1%	876	740	18%
Depreciation and amortization	35	34	1%	70	65	9%
Total expenses	814	764	6%	1,717	1,518	13%
Operating profit	436	308	42%	714	590	21%
Interest expense, net	16	21	(24)%	31	42	(26)%
Provision for taxes on income	147	107	37%	236	205	15%
Income from continuing operations	273	180	52%	447	343	30%
Discontinued operations, net	4	40	(91)%	585	4	N/M
Less: net income from continuing operations attributable to noncontrolling interests	(23)	(3)	N/M	(44)	(8)	N/M
Less: net (income) loss from discontinued operations attributable to noncontrolling interests	—	(1)	N/M	1	—	N/M
Net income attributable to McGraw Hill Financial, Inc.	$254	$216	18%	$989	$339	N/M
N/M - not meaningful

Revenue

The following table provides consolidated revenue information for the periods ended June 30:

(in millions)	Three Months			Six Months
	2013	2012	% Change	2013	2012	% Change
Subscription / Non-transaction revenue	$741	$680	9%	$1,460	$1,348	8%
Non-subscription / Transaction revenue	$509	$392	30%	$971	$760	28%

Domestic revenue	$750	$648	16%	$1,461	$1,267	15%
International revenue	$500	$424	18%	$970	$841	15%

Three Months

Revenue increased $178 million or 17% as compared to the second quarter of 2012.

Subscription / non-transaction revenue increased primarily due to growth in non-issuance related revenue for corporate ratings, primarily for entity credit ratings and annual fees, continued demand for Platts’ proprietary content and growth at Capital IQ driven by market share gains and increased contract values for existing accounts. Non-subscription / transaction revenue increased primarily due to strong high-yield and investment grade corporate bond issuance in the U.S. and Europe, revenue from our S&P Dow Jones Indices LLC joint venture, increased U.S. bank loan ratings resulting from a favorable interest rate environment, strong growth in structured finance and revenue from CRISIL's acquisition of Coalition Development Ltd. in July of 2012. See “Segment Review” below for further information.

Foreign exchange rates had an unfavorable impact of $4 million on revenue for the second quarter. This impact refers to constant currency comparisons estimated by re-calculating current year results of foreign operations using the average exchange rate from the prior year.

Six Months

Revenue increased $323 million or 15% as compared to the first half of 2012 due to similar reasons as noted above. See “Segment Review” below for further information.

Foreign exchange rates had an unfavorable impact of $7 million on revenue for the first half of 2013.

Total Expenses

The following tables provide an analysis by segment of our operating-related expenses and selling and general expenses for the periods ended June 30:

Three Months

(in millions)	2013		2012		% Change
	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses
S&P Ratings	$198	$113	$158	$106	25%	6%
S&P Capital IQ	121	98	107	98	13%	—%
S&P DJ Indices	16	24	18	28	(14)%	(13)%
C&C	81	90	87	77	(7)%	17%
Intersegment eliminations	(19)	—	(19)	2	(1)%	N/M
Total segments	397	325	351	311	13%	5%
Unallocated expense [1]	—	57	—	68	—%	(16)%
	$397	$382	$351	$379	13%	1%
N/M - not meaningful

[1]
Includes expenses for our Growth and Value Plan, including costs related to the separation of MHE and other non-recurring costs, of $10 million and $24 million for the three months ended June 30, 2013 and 2012, respectively.

Operating-Related Expenses

Operating-related expenses increased $46 million or 13% as compared to the second quarter of 2012, primarily driven by increased costs at S&P Ratings of $40 million or 25% and S&P Capital IQ of $14 million or 13%. At S&P Ratings the increases were primarily attributable to higher incentive costs as a result of higher performance in the quarter as compared to the prior year. At S&P Capital IQ these increases were primarily a result of additional costs related to the acquisition of Credit Market Analysis Limited in June 2012, additional staff increases, mainly in developing regions, and costs to further develop content and software.

Intersegment eliminations primarily relate to a royalty charged to S&P Capital IQ for the rights to use and distribute content and data developed by S&P Ratings.

Selling and General Expenses

Selling and general expenses increased slightly as Growth and Value Plan related costs, including transaction costs for our S&P Dow Jones Indices LLC joint venture, for the three months ended June 30, 2012 of $39 million outweighed the $10 million of costs incurred for the three months ended June 30, 2013. Excluding these amounts, selling and general expenses increased $32 million or 9% as compared to the second quarter of 2012. This was primarily driven by increased costs at C&C of $13 million or 17%, S&P DJ Indices of $11 million or 79% and S&P Ratings of $7 million or 6%. At C&C the increases were primarily attributable to additional headcount and other operating costs to support business growth at Platts. At S&P DJ Indices increased costs were primarily due to three months of expenses for our joint venture which was completed at the end of the second quarter of 2012. At S&P Ratings the increases were primarily attributable to higher costs associated with increased sales and costs related to CRISIL's acquisition of Coalition Development Ltd. in the prior year.

Depreciation and Amortization

Depreciation and amortization increased slightly as compared to the second quarter of 2012, primarily due to additional intangible asset amortization related to our acquisitions in 2012.

Six Months

(in millions)	2013		2012		% Change
	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses
S&P Ratings	$375	$227	$336	$197	11%	15%
S&P Capital IQ	241	197	212	194	14%	2%
S&P DJ Indices [1]	33	53	37	42	(11)%	27%
C&C	160	179	166	163	(4)%	10%
Intersegment eliminations	(38)	—	(38)	4	(1)%	N/M
Total segments	771	656	713	600	8%	9%
Unallocated expense [2]	—	220	—	140	—%	57%
	$771	$876	$713	$740	8%	18%
N/M - not meaningful

[1]	Selling and general expenses for the six months ended June 30, 2012 include transaction costs associated with our S&P Dow Jones Indices LLC joint venture.

[2]
Includes expenses for our Growth and Value Plan, including costs related to the separation of MHE and other non-recurring costs, of $54 million and $53 million for the six months ended June 30, 2013 and 2012, respectively. Amounts for 2013 also include pre-tax legal settlements of approximately $77 million recorded in the first quarter of 2013 as discussed in more detail below.

Operating-Related Expenses

Operating-related expenses increased $58 million or 8% as compared to the first half of 2012, primarily driven by increased costs at S&P Ratings of $39 million or 11% and S&P Capital IQ of $29 million or 14%. At S&P Ratings the increases were primarily attributable to higher incentive costs as a result of higher performance in the first half of 2013 as compared to the prior year. At S&P Capital IQ these increases were primarily a result of additional costs related to the acquisitions of QuantHouse and Credit Market Analysis Limited in 2012, additional staff increases, mainly in developing regions, and costs to further develop our content and purchase new data sets.

Intersegment eliminations primarily relate to a royalty charged to S&P Capital IQ for the rights to use and distribute content and data developed by S&P Ratings.

Selling and General Expenses

Selling and general expenses increased due to Growth and Value Plan related costs of $54 million and $68 million for the six months ended June 30, 2013 and 2012, respectively. These costs primarily include professional fees and charges associated with our outsourcing initiatives and 2012 also includes severance charges, a charge related to a reduction in our lease commitments and transaction costs for our S&P Dow Jones Indices LLC joint venture. Additionally, in April 2013 we settled certain subprime litigation cases. Included in selling and general expenses is a pre-tax amount of approximately $77 million for these settlements.

Excluding these amounts, selling and general expenses increased $73 million or 11% as compared to the first half of 2012. This was primarily driven by increased costs at S&P DJ Indices of $25 million or 92%, S&P Ratings of $30 million or 15% and C&C of $16 million or 10%. At S&P DJ Indices increased costs were primarily due to six months of expenses for our joint venture which was completed at the end of the second quarter of 2012. At S&P Ratings the increased costs were primarily due to higher costs associated with increased sales and additional incentive compensation, mainly due to higher financial performance and costs related to CRISIL's acquisition of Coalition Development Ltd. in the prior year. At C&C the increases were primarily attributable to additional headcount and other operating costs to support business growth at Platts.

Depreciation and Amortization

Depreciation and amortization increased $6 million or 9% as compared to the first half of 2012, primarily due to additional intangible asset amortization related to our acquisitions in 2012.

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

The table below reconciles segment operating profit to total operating profit for the periods ended June 30:

Three Months

(in millions)	2013	2012	% Change
S&P Ratings	$277	$208	34%
S&P Capital IQ	55	58	(6)%
S&P DJ Indices	80	42	92%
C&C	83	71	16%
Total segment operating profit	495	379	31%
Unallocated expense [1]	(59)	(71)	(17)%
Total operating profit	$436	$308	42%

[1]	Includes non-recurring expenses for our Growth and Value Plan.

Segment Operating Profit — Increased $116 million or 31% in the quarter as compared to the second quarter of 2012. Segment operating profit margins were 40% and 35% for the second quarter of 2013 and 2012, respectively. Substantial revenue growth at corporate ratings, structured finance and S&P Dow Jones Indices during the quarter were the primary drivers for the increase. See “Segment Review” below for further information.

Unallocated Expense — These expenses, included in selling and general expenses, mainly include the portion of corporate expenses not allocated to the segments, such as management and administration, legal, certain compensation and retiree benefits, and other expenses. Unallocated expense was impacted by Growth and Value Plan related costs of $10 million and $24 million for the three months ended June 30, 2013 and 2012, respectively. Excluding these costs, unallocated expense in the quarter increased by $2 million or 4% as compared to the second quarter of 2012, which included severance charges incurred at our corporate headquarters offset by a curtailment gain due to a freeze of certain defined benefit retirement plan pension accruals for McGraw Hill Financial employees.

Foreign exchange rates had an immaterial impact on operating profit for the quarter.

Six Months

(in millions)	2013	2012	% Change
S&P Ratings	$536	$394	36%
S&P Capital IQ	111	120	(8)%
S&P DJ Indices	147	87	68%
C&C	145	135	8%
Total segment operating profit	939	736	28%
Unallocated expense [1]	(225)	(146)	54%
Total operating profit	$714	$590	21%

[1]	Includes non-recurring expenses for our Growth and Value Plan and, for 2013, pre-tax legal settlements.

Segment Operating Profit — Increased $203 million or 28% in the first half of 2013 as compared to the first half of 2012. Segment operating profit margins were 39% and 35% for the first half of 2013 and 2012, respectively. Substantial revenue growth at corporate ratings, structured finance and S&P Dow Jones Indices, and strong demand for Platts’ proprietary content were the primary drivers for the increase. See “Segment Review” below for further information.

Unallocated Expense — Unallocated expense was impacted by Growth and Value Plan related costs of $54 million and $53 million for the six months ended June 30, 2013 and 2012. Unallocated expense for the first half of 2013 was also impacted by pre-tax legal settlements of approximately $77 million. Excluding these costs, unallocated expense in the quarter decreased by $1 million or 1% as compared to the first half of 2012.

Foreign exchange rates had a favorable impact of $7 million on operating profit for the first half of 2013. This impact refers to constant currency comparisons and the remeasurement of monetary assets and liabilities. Constant currency impacts are estimated by re-calculating current year results of foreign operations using the average exchange rate from the prior year. Remeasurement impacts are based on the variance between current-year and prior-year foreign exchange rate fluctuations on assets and liabilities denominated in currencies other than the individual businesses functional currency.

Interest Expense, net

Net interest expense decreased 24% and 26% as compared to the second quarter and first six months of 2012, respectively, primarily driven by the maturity of our $400 million, 5.375% Senior Notes on November 15, 2012.

Provision for Income Taxes

Our effective tax rate from continuing operations was 35.0% and 34.5% for the three and six months ended June 30, 2013, respectively. For the three and six months ended June 30, 2012 our effective tax rate from continuing operations was 37.4%. The reduction in the effective tax rate from the prior year periods was primarily due to the partnership structure of the S&P Dow Jones Indices LLC joint venture and legal settlements.

Income from Discontinued Operations

Income from discontinued operations was $4 million and $585 million in the second quarter and first six months of 2013, respectively, as compared to income from discontinued operations of $40 million and $4 million in the second quarter and first six months of 2012, respectively. Income from discontinued operations for the first six months of 2013 includes the after-tax gain on sale of $612 million.

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

The following table provides revenue and segment operating profit information for the periods ended June 30:

(in millions)	Three Months			Six Months
	2013	2012	% Change	2013	2012	% Change
Revenue:
Transaction	$287	$203	41%	$551	$397	39%
Non-transaction	312	280	12%	610	552	10%
Total revenue	$599	$483	24%	$1,161	$949	22%
% of total revenue:
Transaction	48%	42%		47%	42%
Non-transaction	52%	58%		53%	58%

Domestic revenue	$323	$263	23%	$637	$510	25%
International revenue	$276	$220	25%	$524	$439	19%

Operating profit	$277	$208	34%	$536	$394	36%
Operating margin %	46%	43%		46%	42%

Foreign exchange rates had an immaterial impact on revenue and an unfavorable impact of $3 million on operating profit for the quarter, and an unfavorable impact of $5 million on revenue and a favorable impact of $3 million on operating profit for the first six months of 2013.

Revenue

Three Months

Transaction revenue increased significantly in the second quarter of 2013 driven by strong high-yield and investment grade corporate bond issuance in the U.S. and Europe. During the second quarter of 2013, refinancing continued to be the main driver of activity. In addition, borrowers continued to be opportunistic and took advantage of lower interest rates, hedging against the risk of rising rates, especially as the Federal Reserve considers changes to current stimulus policies as a result of a strengthening economy. Market conditions slowed in the latter part of June, subsequent to the Federal Open Market Committee meeting.

U.S. bank loan ratings drove higher transaction revenue in the quarter as well, resulting from a favorable interest rate environment. Strong growth in structured finance revenues was another key driver contributing to the growth in transaction revenue, specifically from increased issuance of U.S. collateralized loan obligations ("CLO") and U.S. commercial mortgage-backed securities ("CMBS").

Non-transaction revenue increased due to growth in non-issuance related revenue for corporate ratings, primarily for entity credit ratings and annual fees. Annual fees include surveillance fees and other customer relationship-based fees. Additionally, CRISIL's acquisition of Coalition Development Ltd. in July of 2012 had a favorable impact on non-transaction revenue. Non-transaction revenue includes an intersegment royalty charged to S&P Capital IQ for the rights to use and distribute content and data developed by S&P Ratings. Royalty revenue for the second quarter of 2013 and 2012 was $18 million and $17 million, respectively.

Six Months

Transaction and non-transaction revenue grew in the first half of 2013 for the reasons noted above for the quarter. Royalty revenue for the six months ended June 30, 2013 and 2012, was $35 million and $34 million, respectively.

While we expect global issuance to remain generally robust, interruptions in issuance could occur as markets contemplate possible interest rate increases. In addition, transaction revenue growth rates for the second half of 2013 as compared to the prior-year period will be impacted by the significant increases in high-yield and investment grade corporate bond issuance in the second half of 2012.

Operating Profit

Operating profit increased compared to the second quarter and first six months of 2012 due to the strong revenue growth for corporate ratings and structured finance as noted above. These increases were partially offset by increased expenses resulting from higher incentive costs due to improved financial performance, increased personnel costs and CRISIL's acquisition of Coalition Development Ltd. in July of 2012.

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

	Second Quarter Compared to Prior Year		Year-to-Date Compared to Prior Year
Corporate Issuance	U.S.	Europe	U.S.	Europe
High-Yield Issuance	74%	165%	32%	110%
Investment Grade	18%	23%	15%	(12)%
Total New Issue Dollars — Corporate Issuance	31%	34%	19%	(4)%

•
Corporate issuance in the U.S. for both the quarter and year-to-date was driven by strong high-yield and investment-grade debt issuance as borrowers took advantage of low interest rates to refinance existing debt and to a lesser extent, fund M&A and capital expenditures. High-yield issuance comparisons benefited from lower volumes in the second quarter and first six months of 2012.

•
Corporate issuance in Europe was up in the quarter and down slightly year-to-date. The increase in the quarter was primarily driven by strong high-yield debt issuance, which was supported by short-term refinancing of leveraged buyouts, record low spreads, strong investor appetite and diversification of funding from banks. The year-to-date decrease reflects the weakness in investment grade issuance in the first quarter of 2013. However, comparative volumes were weak during the same period in 2012.

	Second Quarter Compared to Prior Year		Year-to-Date Compared to Prior Year
Structured Finance	U.S.	Europe	U.S.	Europe
Asset-Backed Securities (“ABS”)	(13)%	(35)%	(3)%	(22)%
Collaterized Debt Obligations (“CDO”)	48%	*	131%	*
Commercial Mortgage-Backed Securities (“CMBS”)	70%	***	139%	***
Residential Mortgage-Backed Securities (“RMBS”)	154%	(63)%	143%	(73)%
Covered Bonds	**	36%	**	(28)%
Total New Issue Dollars — Structured Finance	20%	(2)%	46%	(32)%

*	Represents low issuance levels in 2013 and 2012.

**	Represents no activity in 2013 and 2012.

***	Represents low issuance levels in 2012.

•
ABS issuance in the U.S. was down for both the quarter and year-to-date due to a decline in credit card, auto and student loan activity. Unfavorable spreads impacted both credit cards and auto volumes as issuers shifted more funding to the unsecured markets. Student loan activity was down due to a lower level of private market deals.

•
Issuance was up in the U.S. CDO market for both the quarter and year-to-date. Strong CLO issuance in the quarter was driven by corporate loan activity which continued to benefit from strong credit performance and lower default rates as investors moved away from fixed rate products such as corporate bonds. European issuance in the CDO asset class for both the quarter and year-to-date was minimal due to economic uncertainty, however, issuance levels improved in 2013.

•
CMBS issuance was up in the U.S. for both the quarter and year-to-date due to improving economic conditions and stabilizing delinquency rates with volume through the first six months reaching the highest level since 2007. European CMBS issuance was also up for both the quarter and year-to-date, although from a low 2012 base.

•
RMBS volume in the quarter and year-to-date was up in the U.S., mostly driven by an increase in transactions containing prime loans. In the quarter, sales and home prices continued to rise, however, recent mortgage rate increases could slow new origination volume. Despite relatively strong market fundamentals in Europe, issuance was down reflecting issuers taking advantage of the Bank of England's Funding for Lending Scheme.

•
Covered bond issuance (which are debt securities backed by mortgages or other high-quality assets that remain on the issuer's balance sheet) in Europe was up for the quarter due to favorable spreads, but down year-to-date due to the European Central Bank's Long Term Refinancing Offering, the drive for banks to increase deposit funding and the impact of lower mortgage production in many jurisdictions - all collectively reducing funding needs.

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

•
Global Data Solutions - combines high-quality, multi-asset class and market data to help capital market participants meet the new analytical, risk management, regulatory and front-to-back office operational requirement, which includes RatingsXpress®; and

•	investment research products.

The following table provides revenue and segment operating profit information for the periods ended June 30:

(in millions)	Three Months			Six Months
	2013	2012	% Change	2013	2012	% Change
Revenue:
Subscription revenue	$260	$251	4%	$520	$498	4%
Non-subscription revenue	27	26	2%	55	53	4%
Total revenue	$287	$277	3%	$575	$551	4%

Domestic revenue	$190	$182	4%	$380	$368	3%
International revenue	$97	$95	2%	$195	$183	7%

Operating profit	$55	$58	(6)%	$111	$120	(8)%
Operating margin %	19%	21%		19%	22%

Foreign exchange rates had an immaterial impact on revenue and operating profit for the quarter, and an immaterial impact on revenue and a favorable impact of $2 million on operating profit for the first six months of 2013.

Revenue

Three Months

Revenue grew compared to the second quarter of 2012, primarily due growth at Capital IQ, RatingsXpress® and the recent acquisition of Credit Market Analysis Limited. These increases were partially offset by an unfavorable impact related to the closure of several non-core businesses and declines in several of our investment research products. Revenue growth for RatingsDirect® within the Global Credit Portal increased slightly for the quarter as growth in contract values is up slightly as a result of positioning the product as a bundled credit solution.

The increase at Capital IQ was driven by market share gains and increased contract values for existing accounts as well as the launch of new product capabilities. The number of users on the desktop continues to show strong growth from the second quarter of 2012. Contract value growth continues to be driven by success in the corporate and investment management client segments. Increased contract values were primarily driven by new datasets and expanded coverage of existing datasets combined with improved functionality of the Capital IQ platform. Cancellations have decreased as compared to the second quarter of 2012 and have primarily resulted from continued consolidation in the financial industry and decreased headcount.

The subscription base for RatingsXpress® is growing due to new client relationships and expanded relationships within existing accounts as the number of customers have increased 9% in the second quarter of 2013 as compared to the second quarter of 2012. RatingsXpress® is benefiting from improvements made to the speed and timeliness through delivery on the Xpressfeed platform. Growth in contract values is also being driven by being able to sell bundled packages with other S&P Capital IQ data sets.

Six Months

Revenue grew compared to the first six months of 2012 due to the factors noted above for the quarter.

Operating Profit

Operating profit decreased as compared to the second quarter and first six months of 2012. The 2012 acquisitions of QuantHouse and Credit Market Analysis Limited contributed to the decrease, particularly due to growth in headcount and increased cost of sales for exchange fees incurred by QuantHouse. Also impacting operating profit were staff increases, primarily in developing regions, higher incentive costs, increased technology costs to support the growth in the employee base and costs to further develop our content and purchase new data sets. These costs were offset by lower expenses resulting from the closure of several non-core businesses as well as the increases in revenue as noted above.

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

S&P DJ Indices generate revenue through investment vehicles such as:

•	exchange traded funds, which are based on the S&P and Dow Jones Indices and generate revenue through fees based on assets and underlying funds;

•	listed derivatives, which generate royalties based on trading volumes of derivatives contracts;

•	index-related licensing fees, both fixed and variable, based on assets under management and notional values of over-the-counter derivatives; and

•	data subscriptions, which support index fund management, portfolio analytics and research.

The following table provides revenue and segment operating profit information for the periods ended June 30:

(in millions)	Three Months			Six Months
	2013	2012	% Change	2013	2012	% Change
Revenue:
Subscription revenue	$26	$19	40%	$51	$37	38%
Non-subscription revenue	97	70	38%	187	131	43%
Total revenue	$123	$89	39%	$238	$168	42%

Domestic revenue	$99	$69	42%	$187	$129	46%
International revenue	$24	$20	25%	$51	$39	29%

Operating profit	$80	$42	92%	$147	$87	68%
Less: net operating profit attributable to noncontrolling interests	20	—		38	—
Net operating profit	$60	$42	43%	$109	$87	25%
Operating margin %	65%	47%		62%	52%
Net operating margin %	48%	47%		46%	52%

Foreign exchange rates had immaterial impacts on revenue and operating profit for the quarter and first six months of 2013.

Revenue

Three Months

Revenue at S&P DJ Indices increased 39%, primarily due to the S&P Dow Jones Indices LLC joint venture. Excluding revenue from the joint venture, S&P DJ Indices revenue increased 6%, primarily due to higher average levels of assets under management for ETF products and higher exchange traded derivative volume. Volumes for exchange-traded derivatives were up primarily for certain Chicago Board Options Exchange ("CBOE") products as market participants began hedging positions with equity prices at or near record levels.

Both domestic and international revenue increased over the prior-year period primarily due to the joint venture. Excluding this impact, domestic revenue still increased, however international decreased due to lower reported over-the-counter derivative trades in Europe.

9 new ETFs were launched during the second quarter of 2013 compared to 11 launched during the second quarter of 2012. Assets under management for ETFs rose 34% to $546 billion in the second quarter of 2013 from $408 billion in the second quarter of 2012. Assets under management for the second quarter of 2013 were higher than the record amount set in the first quarter of 2013 and S&P DJ Indices is the leading index provider for the ETF market with assets representing 29% of global ETF assets.

Six Months

Revenue at S&P DJ Indices grew compared to the first six months of 2012 due to the factors noted above for the quarter.

Operating Profit

Operating profit increased due to the increase in revenue as discussed above, partially offset by the impact of expenses for our S&P Dow Jones Indices LLC joint venture, additional personnel costs, higher incentive costs and higher data fees.

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

Commodities markets' revenue is generated primarily through the following sources:

•	subscriptions to our real-time news and price information; end-of-day market data; newsletters and reports; and geospatial data and maps; and

•	licensing of our price assessments to derivative exchanges and associated transactional fees.

Commercial markets' revenue is generated primarily from digital and print subscriptions for a variety of products, syndicated and proprietary research and consulting, advertising licensing and industry conferences.

The following table provides revenue and segment operating profit information for the periods ended June 30:

(in millions)	Three Months			Six Months
	2013	2012	% Change	2013	2012	% Change
Revenue:
Commodities	$137	$120	14%	$267	$239	12%
Commercial	122	120	2%	229	235	(3)%
Total revenue	$259	$240	8%	$496	$474	5%

Subscription revenue	$161	$147	10%	$318	$295	8%
Non-subscription revenue	$98	$93	6%	$178	$179	(1)%

Domestic revenue	$147	$144	2%	$278	$280	(1)%
International revenue	$112	$96	17%	$218	$194	12%

Operating profit	$83	$71	16%	$145	$135	8%
Operating margin %	32%	30%		29%	28%

Foreign exchange rates had an immaterial impact of on revenue and operating profit for the quarter and first six months of 2013.

Revenue

Three Months

Revenue at C&C increased due to continued demand for Platts’ proprietary content as Platts’ revenue grew by 14% with growth across all regions. This growth was mainly driven by strength in Platts’ market data and price assessment products across all commodity sectors, led by petroleum with strength in market data for oil price assessments, shipping data and risk forward curve products. While petroleum is still the biggest driver, the revenue mix continues to become more diversified as other sectors showed positive growth in the quarter including, petrochemicals, natural gas, coal and metals and agriculture. The acquisition of Kingsman in the fourth quarter of 2012 has contributed to the growth in the agriculture sector. Annualized contract values for Platts' top 250 customers have increased 12% as compared to 2012 and those customers represent approximately 64% of Platts' total annualized contract value. Platts represents 53% of total C&C revenue.

Commercial revenue was up slightly in the quarter as increases at JDPA and Aviation Week offset revenue declines at McGraw-Hill Construction. JDPA had revenue growth due to strong demand in China for auto consulting engagements and strong demand in the Asia-Pacific region for additional tracking and proprietary engagements. This was partially offset by lower advertising license fees for U.S. automobile studies. International revenue at JDPA increased 29% for the quarter as compared to the second quarter of 2012. The Asia-Pacific region represents approximately 30% of the total revenue.

Aviation Week's revenue was up in the second quarter as a result of advertising revenue from the biennial Paris Air Show.

McGraw-Hill Construction's revenue for the second quarter was down primarily driven by declines in their subscription business, however customer retention improved over the comparable prior-year quarter.

Six Months

In the first half of 2013, the C&C revenue increase was driven primarily by Platt's as noted above for the quarter. Partially offsetting this increase at Platt's were decreases in McGraw-Hill Construction as market contraction continued to impact revenue; however new products and enhancements continue to show growth.

Operating Profit

Operating profit for the second quarter and first half of 2013 increased primarily due to higher revenue at Platts as noted above. However, at Platts, additional headcount and other operating costs to support business growth impacted operating profit. In addition, investments in global growth initiatives in key JDPA markets and industry sectors also impacted operating profit. Operating profit for the second quarter and first half of 2013 also benefited from the strong advertising sales as a result of the Paris Air Show.

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

Cash Flow Overview

Cash and equivalents were $1,900 million as of June 30, 2013, an increase of $1,140 million from December 31, 2012, and consisted of domestic cash of $899 million and cash held abroad of $1,001 million. Typically, cash held outside the U.S. is anticipated to be utilized to fund international operations or to be reinvested outside of the U.S., as a significant portion of our opportunities for growth in the coming years is expected to be abroad. In the event funds from international operations are needed to fund operations in the U.S., we would be required to accrue for and pay taxes in the U.S. to repatriate these funds.

The following table provides cash flow information for the six months ended June 30:

(in millions)	2013	2012	% Change
Net cash (used for) provided by:
Operating activities from continuing operations	$226	$219	3%
Investing activities from continuing operations	$(43)	$(158)	(73)%
Financing activities from continuing operations	$(1,044)	$(10)	N/M

In the first six months of 2013, free cash flow decreased to $145 million compared to $177 million in the first six months of 2012, a decrease of $32 million. The decline was impacted by the timing of tax payments and legal settlements. Free cash flow is a non-GAAP financial measure and reflects our cash flow provided by operating activities less capital expenditures and dividends and other payments paid to noncontrolling interests. Capital expenditures include purchases of property and equipment and additions to technology projects. See “Reconciliation of Non-GAAP Financial Information” below for a reconciliation of cash flow provided by operating activities, the most directly comparable U.S. GAAP financial measure, to free cash flow.

Operating activities

Cash provided by operating activities was $226 million for the first six months of 2013 compared to cash provided by operating activities of $219 million for the first six months of 2012, an increase of $7 million. The increase is mainly due to higher operating results, an increase in unearned revenue due to higher billings at S&P Ratings and more favorable working capital comparisons, partially offset by the timing of our estimated tax payment, as it was made in the first quarter of 2013 as compared to the fourth quarter of 2012, and our legal settlements.

Investing activities

Our cash outflows from investing activities are primarily for acquisitions and capital expenditures.

Cash used for investing activities decreased $115 million to $43 million for the first six months of 2013, primarily due to a lower amount of cash paid for acquisitions. Refer to Note 2 — Acquisitions and Divestitures to our unaudited consolidated financial statements for further information.

Financing activities

Our cash outflows from financing activities consist primarily of share repurchases, dividends to shareholders and repayments of short-term debt, while cash inflows are primarily proceeds from the exercise of stock options.

Cash used for financing activities was $1,044 million in the first six months of 2013 compared to $10 million in the first six months of 2012. The increase is primarily attributable to an increase in cash used for share repurchases and repayments of short-term debt in the first quarter of 2013.

On March 25, 2013, we entered into an accelerated share repurchase (“ASR”) agreement with a financial institution to initiate share repurchases aggregating $500 million. The ASR agreement was structured as a capped ASR agreement in which we paid $500 million and received an initial delivery of approximately 7.2 million shares during the three months ended March 31, 2013, with an additional 1.4 million shares received on April 1, 2013, in the aggregate, representing the minimum number of shares of our common stock to be repurchased based on a calculation using a specific capped price per share. We did not utilize any cash for share repurchases in the second quarter of 2013. However, on July 25, 2013 we will receive a final incremental delivery of 0.7 million shares from the conclusion of the ASR entered into on March 25, 2013 bringing the total amount of shares received to 9.3 million. See Note 7 — Equity to the consolidated financial statements of this quarterly report on Form 10-Q for further information.

Additional Financing

Currently, we have the ability to borrow a total of $1.0 billion through our commercial paper program, which is supported by our credit facility described below. As of June 30, 2013, there were no commercial paper borrowings outstanding. In connection with the special dividend in the amount of $2.50 per share on our common stock we utilized our commercial paper program in December of 2012 and as a result, commercial paper borrowings outstanding as of December 31, 2012 totaled $457 million with an average interest rate and term of 0.48% and 28 days.

On June 19, 2013, we entered into a $1.0 billion four-year credit agreement (our “credit facility”) that will terminate on June 19, 2017. This credit facility replaced our $1.2 billion three-year credit facility that was scheduled to terminate on July 30, 2013. The previous credit facility was canceled after the new credit facility became effective. There were no outstanding borrowings under the previous credit facility when it was replaced.

We pay a commitment fee of 20 to 45 basis points for our credit facility, depending on our indebtedness to cash flow ratio, whether or not amounts have been borrowed and currently pay a commitment fee of 25 basis points. The interest rate on borrowings under our credit facility is, at our option, calculated using rates that are primarily based on either the prevailing London Inter-Bank Offer Rate, the prime rate determined by the administrative agent or the Federal funds rate. For certain borrowings under this credit facility there is also a spread based on our credit rating added to the applicable rate.

Our credit facility contains certain covenants. The only financial covenant requires that our indebtedness to cash flow ratio, as defined in our credit facility, is not greater than 3.25 to 1, and this covenant level has never been exceeded.

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

(in millions)	2013	2012
Cash provided by operating activities	$226	$219
Capital expenditures	(43)	(36)
Dividends and other payments paid to noncontrolling interests	(38)	(6)
Free cash flow	$145	$177

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

RECENT ACCOUNTING STANDARDS

In March of 2013, the Financial Accounting Standards Board (“FASB”) issued amended guidance that resolves the diversity in practice for the accounting for the cumulative translation adjustment upon derecognition of certain subsidiaries or groups of assets within a foreign entity. The amended guidance requires that when a parent entity ceases to have a controlling financial interest in a subsidiary or group of assets within a foreign entity, the parent is required to release any related cumulative translation adjustment into net income in instances when a sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. Additionally, the amended guidance clarifies that the sale of an investment in a foreign entity includes both (1) events that result in the loss of a controlling financial interest in a foreign entity and (2) events that result in an acquirer obtaining control of an acquiree in which it held an equity interest immediately before the acquisition date. In these instances, an entity is required to release the cumulative translation adjustment into net income. We will adopt the FASB's amended guidance during the three months ended March 31, 2014. We do not expect the adoption of the guidance to have a significant impact on our financial position, results of operations or cash flows.

In February of 2013, the FASB issued amended guidance expanding the disclosure requirements for amounts reclassified out of accumulated other comprehensive income. The amendments require an entity to present, either on the face of the statement where net income is presented or in the notes to its financial statements, details of significant items reclassified in their entirety out of accumulated other comprehensive income and identification of the respective line items effecting net income for instances when reclassification is required under U.S. GAAP. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity will be required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by type. The amendments were effective on January 1, 2013 and have been incorporated into this quarterly report on Form 10-Q. Adoption of this guidance did not have a significant impact on our financial position, results of operations or cash flows.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in our exposure to market risk during the six months ended June 30, 2013 from December 31, 2012. Our exposure to market risk includes changes in foreign exchange rates. We have operations in various foreign countries where the functional currency is primarily the local currency. For international operations that are determined to be extensions of the parent company, the U.S. dollar is the functional currency. We typically have naturally hedged positions in most countries from a local currency perspective with offsetting assets and liabilities. We estimate that a hypothetical 10% adverse movement in the foreign currency exchange rates would not be material to our financial position, statement of income or cash flows. As of June 30, 2013, we have entered into an immaterial amount of forward exchange contracts to hedge the effect of adverse fluctuations in foreign currency exchange rates. We have not entered into any derivative financial instruments for speculative purposes.

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

As of June 30, 2013, an evaluation was performed under the supervision and with the participation of management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the U.S. Securities Exchange Act of 1934). Based on that evaluation, management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2013.

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

•
In connection with the Reese v. Bahash litigation, on March 28, 2013, the plaintiff filed a motion seeking to be relieved from the judgment dismissing the case and for leave to file an amended complaint. On April 25, 2013, the Company filed its opposition to that motion. The motion is now fully briefed.

•	In connection with the DOJ lawsuit, the Company and S&P filed a motion to dismiss the complaint on April 22, 2013. The Court issued an order denying the motion to dismiss on July 16, 2013.

•
In connection with the numerous numerous state-court actions that have been brought against the Company and S&P by the attorneys general of various states and the District of Columbia, the Company and S&P have removed most of the actions to federal court and filed a motion before the United States Judicial Panel on Multidistrict Litigation ("JPML") to consolidate and transfer those removed actions to one federal court for all pretrial proceedings. On June 6, 2013, the JPML granted S&P's motion with respect to the state actions then before it and ordered those actions be consolidated before the United States District Court for the Southern District of New York. The Company expects that any similar actions subsequently filed by other state attorneys general will be similarly consolidated in the Southern District of New York upon S&P's request. The states have moved to have the cases remanded to state court. The Court will hear argument on motions by the states to remand to state court on October 4, 2013.

We believe that the claims asserted and/or contemplated in the proceedings described in Note 13 — Commitments and Contingencies to the consolidated financial statements of our Form 10-K, as amended above, have no basis and they will be vigorously defended by the Company and/or the subsidiaries involved.

In view of the inherent difficulty of predicting the outcome of legal matters, particularly where the claimants seek very large or indeterminate damages, or where the cases present novel legal theories, involve a large number of parties or are in early stages of discovery, we cannot state with confidence what the eventual outcome of the pending matters described in Note 13 — Commitments and Contingencies to the consolidated financial statements of our Form 10-K will be, what the timing of the ultimate resolution of these matters will be or what the eventual loss, fines, penalties or impact related to each pending matter may be. We believe, based on our current knowledge, the outcome of the legal actions, proceedings and investigations currently pending should not have a material adverse effect on our financial position, results of operations or cash flows.

Additionally, in April 2013 we settled certain subprime litigation cases. Included in selling and general expenses in our consolidated statements of income for the six months ended June 30, 2013 is a pre-tax amount of approximately $77 million for these settlements. These cases were dismissed under the terms of the settlements.

Item 1a. Risk Factors

Our Form 10-K contains detailed cautionary statements which identify all known material risks, uncertainties and other factors that could cause our actual results to differ materially from historical or expected results. As we have completed the sale of McGraw-Hill Education on March 22, 2013 to investment funds affiliated with Apollo Global Management, LLC we have updated our associated risk factor in its entirety as set forth below in our Form 10-Q for the three months ended March 31, 2013. There have been no material changes to the other risk factors we have previously disclosed in Item 1a, Risk Factors, in our Form 10-K.

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

On March 25, 2013, we entered into an accelerated share repurchase (“ASR”) agreement with a financial institution to initiate share repurchases aggregating $500 million. The ASR agreement was structured as a capped ASR agreement in which we paid $500 million and received an initial delivery of approximately 7.2 million shares during the three months ended March 31, 2013, with an additional 1.4 million shares received on April 1, 2013, in the aggregate, representing the minimum number of shares of our common stock to be repurchased based on a calculation using a specific capped price per share. On July 25, 2013 we will receive a final incremental delivery of 0.7 million shares bringing the total amount of shares received to 9.3 million. See Note 7 — Equity to the consolidated financial statements of this quarterly report on Form 10-Q for further information.

As of June 30, 2013, 8.3 million shares remained available under the 2011 Repurchase Program. After receiving the final 0.7 million shares related to the ASR on July 25, 2013, 7.6 million shares will remain available under the 2011 Repurchase Program.

Repurchased shares may be used for general corporate purposes, including the issuance of shares for stock compensation plans and to offset the dilutive effect of the exercise of employee stock options. The 2011 Repurchase Program has no expiration date and purchases under this program may be made from time to time on the open market and in private transactions, depending on market conditions.

The following table provides information on our purchases of our outstanding common stock during the second quarter of 2013 pursuant to the 2011 Repurchase Program (column c). In addition to these purchases, the number of shares in column (a) include: 1) shares of common stock that are tendered to us to satisfy our employees’ tax withholding obligations in connection with the vesting of awards of restricted shares (we repurchase such shares based on their fair market value on the vesting date), and 2) our shares deemed surrendered to us to pay the exercise price and to satisfy our employees’ tax withholding obligations in connection with the exercise of employee stock options. There were no other share repurchases during the quarter outside the repurchases noted below.

(amounts in millions, except per share price)

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share [1]	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs	(d) Maximum Number of Shares that may yet be Purchased Under the Programs
Apr. 1 — Apr. 30, 2013	1.4	$47.73	1.4	8.3
May 1 — May 31, 2013	—	—	—	8.3
Jun. 1 — Jun. 30, 2013	—	—	—	8.3
Total — Qtr	1.4	$47.73	1.4	8.3

1 Average price per share information does not include the accelerated share repurchase transaction.

Item 6. Exhibits

(3.1)	Certificate of Amendment of the Certificate of Incorporation of Registrant, incorporated from Form 8-K of Registrant, dated May 1, 2013

(3.2)	Amendment of By-Laws of the Registrant, incorporated from Form 8-K of the Registrant, dated June 26, 2013

(10.1)
Four-Year Credit Agreement, dated as of June 19, 2013, among the Registrant, Standard & Poor's Financial Services LLC, the lenders therein, JP Morgan Chase Bank, N.A., as administrative agent, and Bank of America, N.A., as syndication agent, incorporated from Form 8-K of the Registrant, dated June 19, 2013

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

McGraw Hill Financial, Inc.
Registrant

Date:	July 25, 2013	By	/s/ Jack F. Callahan, Jr.
Jack F. Callahan, Jr.
Executive Vice President and Chief Financial Officer

Date:	July 25, 2013	By	/s/ Kenneth M. Vittor
Kenneth M. Vittor
Executive Vice President and General Counsel

Date:	July 25, 2013	By	/s/ Emmanuel N. Korakis
Emmanuel N. Korakis
Senior Vice President and Corporate Controller