Form 10-Q
period 2013-09-30
MCGRAW HILL FINANCIAL INC
filed 2013-10-22
CIK 64040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Shares Outstanding	Date
Common stock (par value $1.00 per share)	270.8 million	October 18, 2013

McGraw Hill Financial, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of McGraw Hill Financial, Inc.

We have reviewed the consolidated balance sheet of McGraw Hill Financial, Inc. as of September 30, 2013, the related consolidated statements of income and consolidated statements of comprehensive income for the three-month and nine-month periods ended September 30, 2013 and 2012, the related consolidated statements of cash flows for the nine-month periods ended September 30, 2013 and 2012, and the related consolidated statement of equity for the nine-month period ended September 30, 2013. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of McGraw Hill Financial, Inc. as of December 31, 2012, and the related consolidated statements of income, comprehensive income, equity, and cash flows for the year then ended, not presented herein, and in our report dated February 28, 2013, we expressed an unqualified opinion on those consolidated financial statements.

/s/ ERNST & YOUNG LLP

New York, New York
October 22, 2013

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

McGraw Hill Financial, Inc.
Consolidated Statements of Income
(Unaudited)

(in millions, except per share amounts)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenue	$1,194	$1,116	$3,625	$3,224
Expenses:
Operating-related expenses	393	367	1,164	1,080
Selling and general expenses	385	435	1,261	1,175
Depreciation	20	24	65	69
Amortization of intangibles	13	15	38	35
Total expenses	811	841	2,528	2,359
Other income	24	—	24	—
Operating profit	407	275	1,121	865
Interest expense, net	14	21	45	63
Income from continuing operations before taxes on income	393	254	1,076	802
Provision for taxes on income	128	82	364	287
Income from continuing operations	265	172	712	515
Discontinued operations, net of tax:
Income (loss) from discontinued operations	—	165	(27)	169
(Loss) gain on sale of discontinued operations (includes $(75) accumulated other comprehensive income reclassifications for foreign currency translation adjustment in the nine month period)	(20)	—	592	—
Discontinued operations, net	(20)	165	565	169
Net income	245	337	1,277	684
Less: net income from continuing operations attributable to noncontrolling interests	(30)	(21)	(74)	(29)
Less: net (income) loss from discontinued operations attributable to noncontrolling interests	—	(2)	1	(2)
Net income attributable to McGraw Hill Financial, Inc.	$215	$314	$1,204	$653

Amounts attributable to McGraw Hill Financial, Inc. common shareholders:
Income from continuing operations	$235	$151	$638	$486
(Loss) income from discontinued operations	(20)	163	566	167
Net income	$215	$314	$1,204	$653

Earnings per share attributable to McGraw Hill Financial, Inc. common shareholders:
Income from continuing operations:
Basic	$0.86	$0.54	$2.31	$1.74
Diluted	$0.84	$0.53	$2.27	$1.71
Income from discontinued operations:
Basic	$(0.07)	$0.58	$2.05	$0.60
Diluted	$(0.07)	$0.57	$2.02	$0.59
Net income:
Basic	$0.79	$1.13	$4.36	$2.34
Diluted	$0.77	$1.10	$4.29	$2.29
Weighted-average number of common shares outstanding:
Basic	272.8	278.7	275.8	278.8
Diluted	278.8	284.6	280.4	284.6

Dividend declared per common share	$0.28	$0.255	$0.84	$0.765
See accompanying notes to the unaudited consolidated financial statements.

McGraw Hill Financial, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

(in millions)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income	$245	$337	$1,277	$684

Other comprehensive income:
Foreign currency translation adjustment	40	35	84	22
Income tax effect	(2)	(5)	(4)	(11)
	38	30	80	11

Pension and other postretirement benefit plans	6	8	(28)	36
Income tax effect	(3)	(3)	3	(13)
	3	5	(25)	23

Unrealized (loss) gain on investments and forward exchange contracts	(9)	2	(2)	2
Income tax effect	5	(1)	1	(2)
	(4)	1	(1)	—

Comprehensive income	282	373	1,331	718
Less: comprehensive income attributable to nonredeemable noncontrolling interests	(9)	(10)	(15)	(15)
Less: comprehensive income attributable to redeemable noncontrolling interests	(22)	(18)	(60)	(18)
Comprehensive income attributable to McGraw Hill Financial, Inc.	$251	$345	$1,256	$685

See accompanying notes to the unaudited consolidated financial statements.

McGraw Hill Financial, Inc.
Consolidated Balance Sheets

(in millions)	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and equivalents	$1,577	$760
Accounts receivable, net of allowance for doubtful accounts: 2013 - $49; 2012 - $54	957	954
Deferred income taxes	130	117
Prepaid and other current assets	164	128
Assets held for sale	—	1,940
Total current assets	2,828	3,899
Property and equipment, net of accumulated depreciation: 2013 - $646; 2012 - $772	336	368
Goodwill	1,406	1,438
Other intangible assets, net	1,023	1,081
Other non-current assets	255	266
Total assets	$5,848	$7,052
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$227	$249
Accrued compensation and contributions to retirement plans	349	453
Short-term debt	—	457
Income taxes currently payable	113	158
Unearned revenue	1,240	1,229
Other current liabilities	430	457
Liabilities held for sale	—	664
Total current liabilities	2,359	3,667
Long-term debt	799	799
Pension and other post-retirement benefits	506	529
Other non-current liabilities	359	407
Total liabilities	4,023	5,402
Commitments and contingencies (Note 11)
Redeemable noncontrolling interest (Note 7)	810	810
Equity:
Common stock	412	412
Additional paid-in capital	427	492
Retained income	7,289	6,525
Accumulated other comprehensive loss	(465)	(517)
Less: common stock in treasury	(6,686)	(6,145)
Total equity — controlling interests	977	767
Total equity — noncontrolling interests	38	73
Total equity	1,015	840
Total liabilities and equity	$5,848	$7,052

See accompanying notes to the unaudited consolidated financial statements.

McGraw Hill Financial, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

(in millions)	Nine Months Ended
	September 30,
	2013	2012
Operating Activities:
Net income	$1,277	$684
Less: discontinued operations, net	565	169
Income from continuing operations	712	515
Adjustments to reconcile income from continuing operations to cash provided by operating activities from continuing operations:
Depreciation (including amortization of technology projects)	65	69
Amortization of intangibles	38	35
Provision for losses on accounts receivable	18	20
Deferred income taxes	3	5
Stock-based compensation	73	63
Gain on dispositions	(24)	—
Other	10	46
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	(8)	(122)
Prepaid and other current assets	(43)	(28)
Accounts payable and accrued expenses	(167)	(17)
Unearned revenue	39	(29)
Other current liabilities	(44)	(32)
Net change in prepaid/accrued income taxes	(121)	115
Net change in other assets and liabilities	(52)	(42)
Cash provided by operating activities from continuing operations	499	598
Investing Activities:
Capital expenditures	(55)	(70)
Acquisitions, net of cash acquired	—	(156)
Proceeds from dispositions	52	—
Changes in short-term investments	(15)	27
Cash used for investing activities from continuing operations	(18)	(199)
Financing Activities:
Repayments of short-term debt, net	(457)	—
Dividends paid to shareholders	(232)	(216)
Dividends and other payments paid to noncontrolling interests	(56)	(8)
Contingent consideration payment	(12)	—
Purchase of CRISIL shares	(214)	—
Repurchase of treasury shares	(850)	(269)
Exercise of stock options	195	253
Excess tax benefits from share-based payments	26	18
Cash used for financing activities from continuing operations	(1,600)	(222)
Effect of exchange rate changes on cash from continuing operations	(7)	9
Cash (used for) provided by continuing operations	(1,126)	186
Discontinued Operations:
Cash (used for) provided by operating activities	(192)	247
Cash provided by (used for) investing activities	2,159	(133)
Cash used for financing activities	(25)	(5)
Effect of exchange rate changes on cash	1	3
Effect of change in cash and equivalents	—	2
Cash provided by discontinued operations	1,943	114
Net change in cash and equivalents	817	300
Cash and equivalents at beginning of period	760	835
Cash and equivalents at end of period	$1,577	$1,135
See accompanying notes to the unaudited consolidated financial statements.

McGraw Hill Financial, Inc.
Consolidated Statement of Equity
(Unaudited)

(in millions)	Common Stock $1 par	Additional Paid-in Capital	Retained Income	Accumulated Other Comprehensive Loss	Less: Treasury Stock	Total MHFI Equity	Noncontrolling Interests	Total Equity
Balance as of December 31, 2012	$412	$492	$6,525	$(517)	$6,145	$767	$73	$840
Comprehensive income [1]			1,204	52		1,256	15	1,271
Dividends			(238)			(238)	(9)	(247)
Noncontrolling interest adjustments related to discontinued operations						—	(22)	(22)
Share repurchases					850	(850)		(850)
Employee stock plans, net of tax benefit		(65)			(309)	244		244
Change in redemption value of redeemable noncontrolling interest			9			9		9
Increase in CRISIL ownership			(216)			(216)	(17)	(233)
Other			5			5	(2)	3
Balance as of September 30, 2013	$412	$427	$7,289	$(465)	$6,686	$977	$38	$1,015

[1]	Excludes $60 million attributable to our redeemable noncontrolling interest.

See accompanying notes to the consolidated financial statements.

McGraw Hill Financial, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

1.	Nature of Operations and Basis of Presentation

McGraw Hill Financial, Inc. (together with its consolidated subsidiaries, "McGraw Hill Financial," the “Company,” “we,” “us” or “our”) is a leading content and analytics provider serving the capital, commodities and commercial markets. The capital markets include asset managers, banks, exchanges, issuers and financial advisors; the commodities markets include producers, traders and intermediaries within energy, metals, and agriculture; and the commercial markets include professionals and corporate executives within automotive, construction and marketing / research information services.

Our operations consist of four reportable segments: Standard & Poor’s Ratings (“S&P Ratings”), S&P Capital IQ, S&P Dow Jones Indices ("S&P DJ Indices") and Commodities & Commercial Markets (“C&C”).

•	S&P Ratings is a provider of credit ratings, research and analytics, offering investors and market participants with information and independent ratings benchmarks.

•	S&P Capital IQ is a global provider of multi-asset-class data, research and analytical capabilities, which integrate cross-asset analytics and desktop services.

•	S&P DJ Indices is a global index provider that maintains a wide variety of valuation and index benchmarks for investment advisors, wealth managers and institutional investors.

•
C&C consists of business-to-business companies specializing in commodities and commercial markets that deliver their customers access to high-value information, data, analytic services and pricing benchmarks.

We completed the sale of our McGraw-Hill Education business ("MHE") on March 22, 2013 and, accordingly, the results of operations of MHE have been reclassified to reflect the business as a discontinued operation for the three and nine months ended September 30, 2013 and 2012. The assets and liabilities of MHE have been removed from the consolidated balance sheet as of September 30, 2013 and classified as held for sale as of December 31, 2012. See Note 2 — Acquisitions and Divestitures for further discussion.

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

In the opinion of management all normal recurring adjustments considered necessary for a fair statement of the results of the interim periods have been included. The operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the full year. Certain prior-year amounts have been reclassified to conform to the current presentation.

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

Acquisitions

In June of 2013 we made a voluntary open offer to purchase up to an additional 22.23% of the total equity shares outstanding in CRISIL Limited ("CRISIL"), our majority owned Indian credit rating agency within our S&P Ratings segment. In August of 2013, at the conclusion of the tender offer period, we acquired approximately 11 million equity shares representing 15.07% of CRISIL's total outstanding equity shares for $214 million, increasing our ownership percentage in CRISIL to 67.84% from 52.77%.

Following CRISIL's acquisition of Coalition Development Ltd. ("Coalition") that occurred in July of 2012, we made a contingent purchase price payment in the first nine months of 2013 for $12 million that has been reflected in the consolidated statement of cash flows as a financing activity.

During the nine months ended September 30, 2012, we completed the following acquisitions:

•
On July 4, 2012, CRISIL completed the acquisition of Coalition, a privately-held U.K. analytics company, and its subsidiaries. Coalition provides high-end analytics to leading global investment banks and other financial services firms. Coalition has been integrated into CRISIL's Global Research & Analytics business.

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

None of these acquisitions was material either individually or in the aggregate, including the pro forma impact on earnings.

Divestitures

During the three months ended September 30, 2013 we completed the following dispositions that resulted in a net pre-tax gain of $24 million, which was included in other income in the consolidated statement of income:

•	On September 30, 2013, we completed the sale of Financial Communications, which was part of our S&P Capital IQ segment.

•	On August 27, 2013, CRISIL sold its 49% equity interest in India Index Services & Products Ltd. This investment was held within our S&P Ratings segment.

•	On August 1, 2013, we completed the sale Aviation Week within our C&C segment to Penton, a privately held business information company.

On March 22, 2013, we completed the sale of MHE to investment funds affiliated with Apollo Global Management, LLC for a purchase price of $2.4 billion in cash. We recorded an after-tax gain on the sale of $592 million , which is included in discontinued operations, net in the consolidated statement of income for the nine months ended September 30, 2013. During the three months ended September 30, 2013, we adjusted the after tax gain on the sale of MHE, primarily due to post-closing working capital adjustments. We have used a portion of the after-tax proceeds from the sale to pay down short-term debt, in part driven by the special dividend paid in 2012, and to continue share repurchases. We will also continue to use a portion of the after-tax proceeds to make selective acquisitions and investments.

In connection with the sale, we have entered into transition service agreements designed to ensure and facilitate the orderly transfer of MHE's business operations to the buyer. Under the terms of these agreements, we will provide various services to MHE for an expected period of three to twelve months from the date of the sale.

The key components of income from discontinued operations for the periods ended September 30 consist of the following:

(in millions)	Three Months		Nine Months
	2013	2012	2013	2012
Revenue	$—	$836	$268	$1,606
Expenses	(1)	582	310	1,357
Operating income (loss)	1	254	(42)	249
Interest expense (income), net	1	—	2	(2)
Income (loss) before taxes on income (loss)	—	254	(44)	251
Provision (benefit) for taxes on income (loss)	—	89	(17)	82
Income (loss) from discontinued operations, net of tax	—	165	(27)	169
Pre-tax (loss) gain on sale from discontinued operations	(32)	—	888	—
(Benefit) provision for taxes on income	(12)	—	296	—
(Loss) gain on sale of discontinued operations, net of tax	(20)	—	592	—
Discontinued operations, net	(20)	165	565	169
Less: net income (loss) attributable to noncontrolling interests	—	2	(1)	2
(Loss) income from discontinued operations attributable to McGraw Hill Financial, Inc. common shareholders	$(20)	$163	$566	$167

The components of assets and liabilities classified as held for sale in the consolidated balance sheet consist of the following:

(in millions)	December 31, 2012
Accounts receivable, net	$333
Property and equipment, net	122
Goodwill	469
Other intangible assets, net	156
Inventories, net	235
Prepublication costs	304
Other assets	321
Assets held for sale	$1,940

Accounts payable and accrued expenses	$123
Unearned revenue	192
Other liabilities	349
Liabilities held for sale	$664

We did not complete any divestitures during the nine months ended September 30, 2012.

3.	Income Taxes

The effective income tax rate for continuing operations was 32.6% and 32.2%, for the three months ended September 30, 2013 and September 30, 2012, respectively.

The effective income tax rate for continuing operations was 33.8% and 35.8% for nine months ended September 30, 2013 and September 30, 2012. The reduction in the effective income tax rate was primarily due to the partnership structure of the S&P Dow Jones Indices LLC and a tax benefit on the sale of Aviation Week as discussed in Note 2 — Acquisitions and Divestitures.

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

As of September 30, 2013 and December 31, 2012, the total amount of federal, state and local, and foreign unrecognized tax benefits was $59 million and $74 million, respectively, exclusive of interest and penalties. The reduction in unrecognized tax benefits is due primarily to tax positions related to prior years that were settled during the quarter ended September 30, 2013.
We recognize accrued interest and penalties related to unrecognized tax benefits in interest expense and operating-related expense, respectively. In addition to the unrecognized tax benefits, as of September 30, 2013 and December 31, 2012, we had $16 million and $14 million, respectively, of accrued interest and penalties associated with uncertain tax positions.

4.	Debt

(in millions)	September 30, 2013	December 31, 2012
5.9% Senior Notes, due 2017 [1]	$400	$400
6.55% Senior Notes, due 2037 [2]	399	399
Commercial paper	—	457
Total debt	799	1,256
Less: short-term debt including current maturities	—	457
Long-term debt	$799	$799

[1]	Interest payments are due semiannually on April 15 and October 15, and, as of September 30, 2013, the unamortized debt discount is $0.4 million.

[2]	Interest payments are due semiannually on May 15 and November 15, and, as of September 30, 2013, the unamortized debt discount is $1.3 million.

The fair value of our long-term debt borrowings was $816 million and $916 million as of September 30, 2013 and December 31, 2012, respectively, and was estimated based on Level 1 fair value measures, specifically quoted market prices.

Currently, we have the ability to borrow a total of $1.0 billion through our commercial paper program, which is supported by our credit facility described below. As of September 30, 2013, there were no commercial paper borrowings outstanding. In connection with the special dividend in the amount of $2.50 per share on our common stock we utilized our commercial paper program in December of 2012 and as a result, commercial paper borrowings outstanding as of December 31, 2012 totaled $457 million with an average interest rate and term of 0.48% and 28 days.

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

We recognize the funded status of our defined benefit retirement and postretirement plans in the consolidated balance sheets, with a corresponding adjustment to accumulated other comprehensive income, net of taxes. The amounts in accumulated other comprehensive income represent unrecognized actuarial losses and unrecognized prior service costs. These amounts will be subsequently recognized as net periodic pension cost pursuant to our accounting policy for amortizing such amounts.

We recognized $6 million and $19 million of unrecognized actuarial losses and unrecognized prior service costs as net periodic benefit cost during the three and nine months ended September 30, 2013, respectively, and $8 million and $23 million during the three and nine months ended September 30, 2012, respectively.

In the first nine months of 2013, we contributed $19 million to our retirement plans and expect to make additional required contributions of approximately $5 million to our retirement plans during the remainder of the year. We may elect to make additional non-required contributions depending on investment performance and the pension plan status in the fourth quarter of 2013.

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

Stock-based compensation for the periods ended September 30 is as follows:

(in millions)	Three Months		Nine Months
	2013	2012	2013	2012
Stock option expense	$4	$2	$10	$9
Restricted stock and unit awards expense	22	21	63	54
Total stock-based compensation expense [1]	$26	$23	$73	$63

[1]
Included in total stock-based compensation expense are amounts related to employees at the Company's corporate offices who transferred to MHE of $1 million and $3 million for the three and nine months ended September 30, 2012, respectively.

As of September 30, 2013 and December 31, 2012, we issued 5.3 million and 8.4 million common shares, respectively, upon exercise of certain stock options outstanding.

7.	Equity

Stock Repurchases

In 2011, the Board of Directors approved a stock repurchase program authorizing the purchase of up to 50.0 million shares (the “2011 Repurchase Program”), which was approximately 17% of the total shares of our outstanding common stock at that time. Share repurchases for the periods ended September 30 were as follows:

(in millions, except average price)	Three Months		Nine Months
	2013	2012	2013	2012
Total number of shares purchased [1,2]	6.4	5.9	15.0	6.8
Average price paid per share [2,3]	$61.42	$50.35	$61.42	$50.35
Total cash utilized	$350	$295	$850	$295

[1]
The three and nine month periods ended September 30, 2013 and the nine month ended September 30, 2012 include shares received as part of our accelerated share repurchase agreements described in more detail below.

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

[3]	Average price paid per share information does not include the accelerated share repurchase transaction as discussed in more detail below.

Our purchased shares may be used for general corporate purposes, including the issuance of shares for stock compensation plans and to offset the dilutive effect of the exercise of employee stock options. As of September 30, 2013, 1.9 million shares remained available under the 2011 Repurchase Program. The 2011 Repurchase Program has no expiration date and purchases under this program may be made from time to time on the open market and in private transactions, depending on market conditions.

Accelerated Share Repurchase Program

We entered into an accelerated share repurchase (“ASR”) agreement with a financial institution on March 25, 2013 to initiate share repurchases aggregating $500 million. The ASR agreement was structured as a capped ASR agreement in which we paid $500 million and received an initial delivery of approximately 7.2 million shares during the three months ended March 31, 2013, with an additional 1.4 million shares received on April 1, 2013, in the aggregate, representing the minimum number of shares of our common stock to be repurchased based on a calculation using a specific capped price per share. The total number of shares ultimately purchased was determined based on the volume weighted-average share price (“VWAP”), minus a discount, of our common stock from March 25, 2013 through July 22, 2013. On July 25, 2013 we received a final incremental delivery of 0.7 million shares determined using a VWAP of $53.7995 bringing the total amount of shares received to 9.3 million.
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

Noncontrolling interests that do not contain such redemption features are presented in equity.

Changes to redeemable noncontrolling interest during the nine months ended September 30, 2013 were as follows:

(in millions)
Balance as of December 31, 2012	$810
Net income attributable to noncontrolling interest	60
Distributions to noncontrolling interest	(51)
Redemption value adjustment	(9)
Balance as of September 30, 2013	$810

8.	Earnings Per Share

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

The calculation for basic and diluted EPS for the periods ended September 30 is as follows:

(in millions, except per share amounts)	Three Months		Nine Months
	2013	2012	2013	2012
Amounts attributable to McGraw Hill Financial, Inc. common shareholders:
Income from continuing operations	$235	$151	$638	$486
(Loss) income from discontinued operations	(20)	163	566	167
Net income	$215	$314	$1,204	$653

Basic weighted-average number of common shares outstanding	272.8	278.7	275.8	278.8
Effect of stock options and other dilutive securities	6.0	5.9	4.6	5.8
Diluted weighted-average number of common shares outstanding	278.8	284.6	280.4	284.6

Earnings per share attributable to McGraw Hill Financial, Inc. common shareholders:
Income from continuing operations:
Basic	$0.86	$0.54	$2.31	$1.74
Diluted	$0.84	$0.53	$2.27	$1.71
Income from discontinued operations:
Basic	$(0.07)	$0.58	$2.05	$0.60
Diluted	$(0.07)	$0.57	$2.02	$0.59
Net income:
Basic	$0.79	$1.13	$4.36	$2.34
Diluted	$0.77	$1.10	$4.29	$2.29

Restricted performance shares outstanding of 0.9 million and 2.7 million as of September 30, 2013 and 2012, respectively, were not included in the computation of diluted EPS because the necessary vesting conditions had not been met.

The effect of the potential exercise of stock options is excluded from the computation of diluted EPS when the average market price of our common stock is lower than the exercise price of the related option during the period because the effect would have been antidilutive. The number of stock options excluded from the diluted EPS computation for the periods ended September 30 is as follows:

(in millions)	Three Months		Nine Months
	2013	2012	2013	2012
Stock options excluded from diluted EPS computation	1.2	3.2	2.7	3.9

9.	Restructuring

As part of our Growth and Value Plan that we began in September of 2011, we have initiated various restructuring plans as we identified opportunities for cost savings through workforce reductions and created a flatter and more agile organization. The plans that are currently active with a remaining liability are further described below. Our 2012 and 2011 plans consisted of a company-wide workforce reduction of approximately 670 positions and 250 positions, respectively. The charges for each restructuring plan are classified as selling and general expenses within the consolidated statements of income and the reserves are included in other current liabilities in the consolidated balance sheets.

In certain circumstances, reserves are no longer needed because of efficiencies in carrying out the plans or because employees previously identified for separation resigned from the Company and did not receive severance or were reassigned due to circumstances not foreseen when the original plans were initiated. In these cases, we reverse reserves through the consolidated statements of income during the period when it is determined they are no longer needed.

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

The initial restructuring charge recorded and the ending reserve balance as of September 30, 2013 by segment is as follows:

	2012 Restructuring Plan		2011 Restructuring Plan [1]
(in millions)	Initial Charge Recorded	Ending Reserve Balance	Initial Charge Recorded	Ending Reserve Balance
S&P Ratings	$15	$8	$9	$—
S&P Capital IQ	19	6	—	—
S&P DJ Indices	1	—	—	—
C&C	12	2	6	—
Corporate	21	4	17	4
Total continuing operations	68	20	32	4
MHE	39	9	34	6
Total	$107	$29	$66	$10

[1]	In the second quarter of 2012 we recorded an additional pre-tax restructuring charge of $5 million primarily for employee severance costs as part of the Growth and Value Plan.

For the three and nine months ended September 30, 2013, we have reduced the reserve for the 2012 restructuring plan by $17 million and $64 million, respectively, primarily relating to cash payments for employee severance costs.

For the three months ended September 30, 2013 and 2012, we have reduced the reserve for the 2011 restructuring plan by $3 million and $6 million, respectively, primarily relating to cash payments for employee severance costs. For the nine months ended September 30, 2013 and 2012, we have reduced the reserve by $11 million and $36 million, respectively.

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

A summary of operating results by segment for the periods ended September 30 is as follows:

Three Months	2013		2012
(in millions)	Revenue	Operating Profit	Revenue	Operating Profit
S&P Ratings	$540	$243	$502	$209
S&P Capital IQ	293	54	284	40
S&P DJ Indices	124	80	109	61
C&C	255	91	239	60
Intersegment elimination [1]	(18)	—	(18)	—
Total operating segments	1,194	468	1,116	370
Unallocated expense [2]	—	(61)	—	(95)
Total	$1,194	$407	$1,116	$275

Nine Months	2013		2012
(in millions)	Revenue	Operating Profit	Revenue	Operating Profit
S&P Ratings	$1,701	$779	$1,451	$603
S&P Capital IQ	868	165	835	160
S&P DJ Indices	363	227	277	148
C&C	750	236	713	195
Intersegment elimination [1]	(57)	—	(52)	—
Total operating segments	3,625	1,407	3,224	1,106
Unallocated expense [2]	—	(286)	—	(241)
Total	$3,625	$1,121	$3,224	$865

[1]	Revenue for S&P Ratings and expenses for S&P Capital IQ include an intersegment royalty charged to S&P Capital IQ for the rights to use and distribute content and data developed by S&P Ratings.

[2]
Includes Growth and Value Plan costs of $10 million and $64 million for the three and nine months ended September 30, 2013, respectively and $48 million and $101 million for the three and nine months ended September 30, 2012, respectively. Also includes pre-tax legal settlements of approximately $77 million for the nine months ended September 30, 2013.

See Note 2 — Acquisitions and Divestitures and Note 9 — Restructuring for additional actions that impacted the segment operating results.

11.	Commitments and Contingencies

Rental Expense and Lease Obligations

As of September 30, 2013, the remaining deferred gain related to our sale-leaseback transaction with Rock-McGraw, Inc. was $112 million, as $4 million and $11 million was amortized during the three and nine months ended September 30, 2013. Interest expense associated with this operating lease for the three and nine months ended September 30, 2013 was $1 million and $4 million, respectively.

Related Party Agreements

In June of 2012 we entered into a new license agreement (the "License Agreement") with the holder of S&P Dow Jones Indices LLC noncontrolling interest, CME Group, which replaced the 2005 license agreement between S&P DJ Indices and CME Group. Under the terms of the License Agreement, S&P Dow Jones Indices LLC receives a share of the profits from the trading and clearing of CME Group's equity index products. During the three and nine months ended September 30, 2013, S&P Dow Jones Indices LLC earned $12 million and $36 million, respectively, of revenue under the terms of the License Agreement. The entire amount of this revenue is included in our consolidated statements of income, and the portion related to the 27% noncontrolling interest is removed in net income attributable to noncontrolling interests.

Legal Matters

The following amends the disclosure in Note 13 — Commitments and Contingencies to the consolidated financial statements of our Form 10-K.

•
In connection with the Reese v. Bahash litigation, on September 24, 2013, the Court denied, in their entirety, plaintiff's motions seeking to be relieved from the judgment dismissing the case and for leave to file an amended complaint.

•	In connection with the DOJ lawsuit, the Company and S&P filed a motion to dismiss the complaint on April 22, 2013. The Court issued an order denying the motion to dismiss on July 16, 2013.

•
In connection with the numerous state-court actions that have been brought against the Company and S&P by the attorneys general of various states and the District of Columbia, the Company and S&P have removed most of the actions to federal court and filed a motion before the United States Judicial Panel on Multidistrict Litigation ("JPML") to consolidate and transfer those removed actions to one federal court for all pretrial proceedings. On June 6, 2013, the JPML granted S&P's motion with respect to the state actions then before it and ordered those actions be consolidated before the United States District Court for the Southern District of New York. The Company expects that any similar actions subsequently filed by other state attorneys general will be similarly consolidated in the Southern District of New York upon S&P's request. On October 4, 2013, the Court heard argument on motions by the states to have the cases remanded to state court.

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

Additionally, in April 2013 we settled certain subprime litigation cases. Included in selling and general expenses in our consolidated statement of income for the nine months ended September 30, 2013 is a pre-tax amount of approximately $77 million for these settlements. These cases were dismissed under the terms of the settlements.

Updates to our Legal and Regulatory Environment

•
In connection with the businesses conducted by S&P DJ Indices, on July 17, 2013, International Organization of Securities Commissions ("IOSCO") published its “Principles for Financial Benchmarks.”  S&P DJ Indices has begun voluntary implementation of the principles. As a part of that process S&P DJ Indices is taking into consideration the ESMA-EBA Principles for Benchmark-Setting Processes in the EU published in June 2013 and the Index Industry Association’s Best Practices issued in July 2013. S&P DJ Indices does not believe that aligning its operations to these principles and/or practices will have a significant negative impact on its ongoing business operations.

•
Our commodities business is subject to the potential for increased regulation in the U.S. and abroad. On October 5, 2012, the IOSCO issued its final report to the G-20, including Principles for Oil Price Reporting Agencies ("PRA"), which sets out principles IOSCO states are intended to enhance the reliability of oil price assessments that are referenced in derivative contracts subject to regulation by IOSCO members. On January 9, 2013, IOSCO held a meeting with the Price Reporting Organizations to discuss implementation of the Principles for Oil Price Reporting Agencies. At the meeting, Platts was able to obtain clarification from IOSCO on its expectations for voluntary implementation of the Principles by Platts. Platts has begun voluntary implementation of the IOSCO Oil Price Reporting Principles and does not believe the Principles will have a significant negative impact on its ongoing business operations.

In July of 2013 Platts reaffirmed its commitment to aligning its operations to the IOSCO Principles for Oil Price Reporting Agencies and to applying those principles to its price reporting in the other commodity markets in which it publishes price assessments that underlie financial derivatives contracts. The announcement followed IOSCO's publication on July 17, 2013 of its “Principles for Financial Benchmarks,” which stated that it “expects the oil PRAs to continue to implement and comply with the PRA principles.” Platts is currently finalizing the assurance review called for by the IOSCO Principles for Oil Price Reporting Agencies.

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

In July of 2013, the Financial Accounting Standards Board (“FASB”) issued amended guidance that resolves the diversity in practice for the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This new accounting guidance requires the netting of unrecognized tax benefits ("UTBs") against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. Under the new standard, UTBs will be netted against all available same-jurisdiction loss or other tax carryforwards that would be utilized, rather than only against carryforwards that are created by the UTBs. The new standard requires prospective adoption but allows retrospective adoption for all periods presented. We will adopt the FASB’s amended guidance for our annual reporting period beginning January 1, 2014. We do not expect the adoption of the guidance to have a significant impact on our financial position, results of operations or cash flows.

In March of 2013, the FASB issued amended guidance that resolves the diversity in practice for the accounting for the cumulative translation adjustment upon derecognition of certain subsidiaries or groups of assets within a foreign entity. The amended guidance requires that when a parent entity ceases to have a controlling financial interest in a subsidiary or group of assets within a foreign entity, the parent is required to release any related cumulative translation adjustment into net income in instances when a sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. Additionally, the amended guidance clarifies that the sale of an investment in a foreign entity includes both (1) events that result in the loss of a controlling financial interest in a foreign entity and (2) events that result in an acquirer obtaining control of an acquiree in which it held an equity interest immediately before the acquisition date. In these instances, an entity is required to release the cumulative translation adjustment into net income. We will adopt the FASB's amended guidance during the three months ended March 31, 2014. We do not expect the adoption of the guidance to have a significant impact on our financial position, results of operations or cash flows.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

The following Management's Discussion and Analysis (“MD&A”) provides a narrative of the results of operations and financial condition of McGraw Hill Financial, Inc. (together with its consolidated subsidiaries, "McGraw Hill Financial," the “Company,” “we,” “us” or “our”) for the three and nine months ended September 30, 2013. The MD&A should be read in conjunction with the consolidated financial statements, accompanying notes and MD&A included in our Form 10-K, as amended, for the year ended December 31, 2012 (our “Form 10-K”), which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The MD&A includes the following sections:

•	Overview

•	Results of Operations — Comparing the Three and Nine Months Ended September 30, 2013 and 2012

•	Liquidity and Capital Resources

•	Reconciliation of Non-GAAP Financial Information

•	Critical Accounting Estimates

•	Recently Adopted Accounting Standards

•	Forward-Looking Statements

OVERVIEW

We are a leading content and analytics provider serving the capital, commodities and commercial markets. The capital markets include asset managers, banks, exchanges, issuers and financial advisors; the commodities markets include producers, traders and intermediaries within energy, metals, and agriculture; and the commercial markets include professionals and corporate executives within automotive, construction and marketing / research information services. Our operations now consist of four reportable segments: Standard & Poor’s Ratings (“S&P Ratings”), S&P Capital IQ, S&P Dow Jones Indices ("S&P DJ Indices") and Commodities & Commercial Markets (“C&C”).

•	S&P Ratings is a provider of credit ratings, research and analytics, offering investors and market participants with information and independent ratings benchmarks.

•	S&P Capital IQ is a global provider of multi-asset-class data, research and analytical capabilities, which integrate cross-asset analytics and desktop services.

•	S&P DJ Indices is a global index provider that maintains a wide variety of valuation and index benchmarks for investment advisors, wealth managers and institutional investors.

•
C&C consists of business-to-business companies specializing in commodities and commercial markets that deliver their customers access to high-value information, data, analytic services and pricing benchmarks.

On March 22, 2013, we completed the sale of McGraw-Hill Education ("MHE") to investment funds affiliated with Apollo Global Management, LLC for a purchase price of $2.4 billion in cash. We recorded an after-tax gain on the sale of $592 million, which is included in income from discontinued operations, net of tax in the consolidated statement of income for the nine months ended September 30, 2013. We have used a portion of the after-tax proceeds from the sale to pay down short-term debt, in part driven by the special dividend paid in 2012, and to continue share repurchases. We will also continue to use a portion of the after-tax proceeds to make selective acquisitions and investments.

In connection with the sale, we have entered into transition service agreements designed to ensure and facilitate the orderly transfer of MHE's business operations to the buyer. Under the terms of these agreements, we will provide various services to MHE for an expected period of three to twelve months from the date of the sale.

The completion of the sale also marked the completion of our Growth and Value Plan that we began in September of 2011. Costs related to this plan have continued to diminish since the first quarter as we incurred $10 million during the third quarter primarily related to professional fees. We expect Growth and Value Plan spend to be minimal going forward.

A summary of costs incurred for the periods ended September 30 is as follows:

(in millions)	Three Months		Nine Months
	2013	2012	2013	2012
Continuing operations	$10	$80	$64	$149
Discontinued operations	$—	$19	$—	$25

Specifically, for the nine months ended September 30, 2013, the costs primarily related to $41 million of professional fees and $19 million of charges associated with our outsourcing initiatives, mainly for the write-down of certain fixed assets. For the three and nine months ended September 30, 2012, the costs primarily related to professional fees, restructuring costs, transaction costs for our S&P Dow Jones Indices LLC joint venture, severance charges, and for the nine months, an $8 million charge reducing our lease commitments.

Total costs incurred since the Growth and Value Plan was announced in September of 2011 have been $361 million, of which $300 million have been recorded in continuing operations and $61 million have been recorded in discontinued operations. These are costs that have been necessary to enable separation, reduce our cost structure, accelerate growth and increase shareholder value.

Key results for the periods ended September 30 are as follows:

(in millions, except per share amounts)	Three Months			Nine Months
	2013	2012	% Change [1]	2013	2012	% Change [1]
Revenue	$1,194	$1,116	7%	$3,625	$3,224	12%
Operating profit	$407	$275	48%	$1,121	$865	30%
Operating margin %	34%	25%		31%	27%
Diluted earnings per share from continuing operations	$0.84	$0.53	58%	$2.27	$1.71	33%

[1]	Percentages in the following exhibits within the MD&A are calculated off the whole number, not the disclosed rounded number in the table.

S&P Ratings — Revenue and operating profit for the quarter increased 8% and 16%, respectively, and for the first nine months increased 17% and 29%, respectively. Revenue growth in the quarter was driven by increases in U.S. and Europe bank loan ratings and an increase in structured finance revenues. Year-to-date revenue benefited from strong high-yield and investment-grade debt issuance in the U.S. and Europe in the first half of 2013 as borrowers took advantage of lower interest rates as well as the factors noted for the quarter. Operating profit increased compared to 2012 primarily due to the increases in revenue, the gain on sale of an equity investment held by CRISIL and lower restructuring costs. These increases were partially offset by additional compliance and regulatory costs, higher advertising expenses and increased legal expenses in the quarter. Year-to-date increases were also partially offset by higher incentive costs and the impact of CRISIL's acquisition of Coalition Development Ltd. in July of 2012.

S&P Capital IQ — Revenue and operating profit increased 3% and 37% for the quarter, respectively, and for the first nine months increased 4% and 3%, respectively. The revenue increase was primarily attributable to growth at Capital IQ driven by market share gains and increased contract values for existing accounts and increases in our subscription base for RatingsXpress®. Operating profit increased compared to 2012 primarily due to lower expenses resulting from the closure of several non-core businesses, lower restructuring costs and reduced outside consulting fees. This was partially offset by the 2012 acquisition of QuantHouse, particularly due to increased cost of sales for exchange fees and higher incentive costs due to improved performance.

S&P DJ Indices — Revenue and operating profit for the quarter increased 14% and 32%, respectively, and for the first nine months increased 31% and 53%, respectively. The revenue increase in the quarter was primarily due to higher average levels of assets under management for exchange traded funds ("ETF") products and higher exchange traded derivative volume. The year-to-date revenue increase was primarily due to the incremental revenue from the S&P Dow Jones Indices LLC joint venture as well as the factors noted for the quarter. Operating profit increased compared to 2012 primarily due to the increases in revenue, partially offset by additional data fees, higher incentive costs and increased marketing costs. The increase in the first nine months was also partially offset by the impact of expenses for our S&P Dow Jones Indices LLC joint venture, formed at the end of the second quarter of 2012, as only three months of expenses were included in 2012. Additionally, operating profit benefited from the impact of lower restructuring costs and transaction costs associated with our S&P Dow Jones Indices LLC joint venture that occurred in the third quarter and first nine months of 2012.

C&C — Revenue and operating profit for the quarter increased 7% and 52%, respectively, and for the first nine months increased 5% and 21%, respectively. The revenue increase was primarily driven by continued demand for Platts’ proprietary content as annualized contract values increased and increases at J.D. Power, partially offset by declines at McGraw-Hill Construction. Operating profit increased compared to 2012 due to the increases in revenue and the gain on the sale of Aviation Week, partially offset by additional headcount and other operating costs to support business growth at Platts. Lower expenses at J.D. Power and McGraw-Hill Construction as well as lower restructuring costs also positively impacted operating profit.

RESULTS OF OPERATIONS — COMPARING THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

Consolidated Review

(in millions)	Three Months			Nine Months
	2013	2012	% Change	2013	2012	% Change

Revenue	$1,194	$1,116	7%	$3,625	$3,224	12%
Total Expenses:
Operating-related expenses	393	367	7%	1,164	1,080	8%
Selling and general expenses	385	435	(11)%	1,261	1,175	7%
Depreciation and amortization	33	39	(16)%	103	104	(1)%
Total expenses	811	841	(4)%	2,528	2,359	7%
Other income	24	—	N/M	24	—	N/M
Operating profit	407	275	48%	1,121	865	30%
Interest expense, net	14	21	(31)%	45	63	(28)%
Provision for taxes on income	128	82	56%	364	287	27%
Income from continuing operations	265	172	54%	712	515	38%
Discontinued operations, net	(20)	165	N/M	565	169	N/M
Less: net income from continuing operations attributable to noncontrolling interests	(30)	(21)	45%	(74)	(29)	N/M
Less: net (income) loss from discontinued operations attributable to noncontrolling interests	—	(2)	N/M	1	(2)	N/M
Net income attributable to McGraw Hill Financial, Inc.	$215	$314	(31)%	$1,204	$653	84%
N/M - not meaningful

Revenue

The following table provides consolidated revenue information for the periods ended September 30:

(in millions)	Three Months			Nine Months
	2013	2012	% Change	2013	2012	% Change
Subscription / Non-transaction revenue	$749	$699	7%	$2,209	$2,047	8%
Non-subscription / Transaction revenue	$445	$417	7%	$1,416	$1,177	20%

Domestic revenue	$712	$676	5%	$2,175	$1,947	12%
International revenue	$482	$440	10%	$1,450	$1,277	14%

Three Months

Revenue increased $78 million or 7% as compared to the third quarter of 2012. Subscription / non-transaction revenue increased primarily due to growth in non-issuance related revenue for corporate ratings, primarily for entity credit ratings and increased ratings evaluation services ("RES") activity, continued demand for Platts’ proprietary content and growth at Capital IQ driven by market share gains and increased contract values for existing accounts. Non-subscription / transaction revenue increased for the quarter primarily due to increased U.S. and Europe bank loan ratings resulting from refinancing activity, growth in structured finance and higher assets under management for ETF products at S&P DJ Indices. See “Segment Review” below for further information.

Foreign exchange rates had an immaterial impact on revenue for the third quarter.

Nine Months

Revenue increased $401 million or 12% as compared to the first nine months of 2012 due to similar reasons as noted above. Year-to-date non-subscription / transaction revenue also benefited from strong high-yield and investment grade corporate bond issuance in the U.S. and Europe in the first half of 2013 and incremental revenue from our S&P Dow Jones Indices LLC joint venture. See “Segment Review” below for further information.

Foreign exchange rates had an unfavorable impact of $8 million on revenue for the first nine months of 2013. This impact refers to constant currency comparisons estimated by re-calculating current year results of foreign operations using the average exchange rate from the prior year.

Total Expenses

The following tables provide an analysis by segment of our operating-related expenses and selling and general expenses for the periods ended September 30:

Three Months

(in millions)	2013		2012		% Change
	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses
S&P Ratings	$193	$110	$171	$109	12%	1%
S&P Capital IQ	122	102	123	108	(1)%	(5)%
S&P DJ Indices	20	22	16	28	24%	(24)%
C&C	77	93	76	97	1%	(4)%
Intersegment eliminations	(19)	—	(19)	2	2%	N/M
Total segments	393	327	367	344	7%	(5)%
Unallocated expense [1]	—	58	—	91	NM	(36)%
Total	$393	$385	$367	$435	7%	(11)%
N/M - not meaningful

[1]
Includes expenses for our Growth and Value Plan, including costs related to the separation of MHE and other non-recurring costs, of $10 million and $48 million for the three months ended September 30, 2013 and 2012, respectively.

Operating-Related Expenses

Operating-related expenses increased $26 million or 7% as compared to the third quarter of 2012, primarily driven by increased costs at S&P Ratings of $22 million or 12% and S&P DJ Indices of $4 million or 24%. These increases were primarily attributable to higher costs at S&P Ratings, including regulatory and compliance costs, and additional data fees at S&P DJ Indices.

Intersegment eliminations primarily relate to a royalty charged to S&P Capital IQ for the rights to use and distribute content and data developed by S&P Ratings.

Selling and General Expenses

Selling and general expenses decreased as Growth and Value Plan related costs for the three months ended September 30, 2012 of $80 million outweighed the $10 million of costs incurred for the three months ended September 30, 2013. Excluding these amounts, selling and general expenses increased $20 million or 6% as compared to the third quarter of 2012. This was primarily driven by increases at S&P Ratings, primarily due to increased advertising and legal expense, and increases at S&P Capital IQ due to higher information technology expenses.

Depreciation and Amortization

Depreciation and amortization decreased as compared to the third quarter of 2012, primarily due the sale of equipment in the first quarter of 2013 and less intangible asset amortization related to an asset that became fully amortized in the fourth quarter of 2012.

Nine Months

(in millions)	2013		2012		% Change
	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses
S&P Ratings	$568	$337	$508	$306	12%	10%
S&P Capital IQ	364	300	335	301	8%	(1)%
S&P DJ Indices [1]	53	75	53	70	—%	6%
C&C	236	272	241	260	(2)%	5%
Intersegment eliminations	(57)	—	(57)	6	—%	N/M
Total segments	1,164	984	1,080	943	8%	4%
Unallocated expense [2]	—	277	—	232	NM	20%
Total	$1,164	$1,261	$1,080	$1,175	8%	7%
N/M - not meaningful
1 Selling and general expenses for the nine months ended September 30, 2012 include transaction costs associated with our S&P Dow Jones Indices LLC joint venture.

[2]
Includes expenses for our Growth and Value Plan, including costs related to the separation of MHE and other non-recurring costs, of $64 million and $101 million for the nine months ended September 30, 2013 and 2012, respectively. Amounts for 2013 also include pre-tax legal settlements of approximately $77 million recorded in the first quarter of 2013 as discussed in more detail below.

Operating-Related Expenses

Operating-related expenses increased $84 million or 8% as compared to the first nine months of 2012, primarily driven by increased costs at S&P Ratings of $60 million or 12% and S&P Capital IQ of $28 million or 8%. At S&P Ratings the increases were primarily attributable to higher compensation costs in the first nine months of 2013 as compared to the prior year. At S&P Capital IQ these increases were primarily a result of costs to further develop our content and purchase new data sets, additional staff increases mainly in developing regions and higher incentive costs, partially offset by the impact of the closure of several non-core businesses.

Intersegment eliminations primarily relate to a royalty charged to S&P Capital IQ for the rights to use and distribute content and data developed by S&P Ratings.

Selling and General Expenses

Selling and general expenses were impacted by Growth and Value Plan related costs of $64 million and $149 million for the nine months ended September 30, 2013 and 2012, respectively. These costs primarily include professional fees and charges associated with our outsourcing initiatives and 2012 also includes severance charges, a charge related to a reduction in our lease commitments and transaction costs for our S&P Dow Jones Indices LLC joint venture. Additionally, in April 2013 we settled certain subprime litigation cases. Included in selling and general expenses is a pre-tax amount of approximately $77 million for these settlements.

Excluding these amounts, selling and general expenses increased $93 million or 9% as compared to the first nine months of 2012. This was primarily driven by increased costs across all our segments. At S&P Ratings the increased costs were primarily due to higher costs associated with increased sales and additional incentive compensation in the first half of 2013, mainly due to higher financial performance and costs related to CRISIL's acquisition of Coalition Development Ltd. in the prior year. At S&P DJ Indices increased costs were primarily due to nine months of expenses for our joint venture which was completed at the end of the second quarter of 2012. At C&C the increases were primarily attributable to additional headcount and other operating costs to support business growth at Platts. At S&P Capital IQ increased costs were a result of additional staff increases mainly in developing regions and costs to further develop our content and purchase new data sets.

Depreciation and Amortization

Depreciation and amortization decreased $1 million or 1% as compared to the first nine months of 2012, primarily due to additional intangible asset amortization related to our acquisitions in 2012, partially offset by the sale of equipment in the first quarter of 2013 and less intangible asset amortization related to an asset that became fully amortized in the fourth quarter of 2012.

Other Income

During the three months ended September 30, 2013 we completed the following dispositions that resulted in a net pre-tax gain of $24 million, which was include in other income in the consolidated statement of income:

•	On September 30, 2013, we completed the sale of Financial Communications, which was part of our S&P Capital IQ segment.

•	On August 27, 2013, CRISIL sold its 49% equity interest in India Index Services & Products Ltd. This investment was held within our S&P segment.

•	On August 1, 2013, we completed the sale Aviation Week within our C&C segment to Penton, a privately held business information company.

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
The table below reconciles segment operating profit to total operating profit for the periods ended September 30:

Three Months

(in millions)	2013	2012	% Change
S&P Ratings [1]	$243	$209	16%
S&P Capital IQ	54	40	37%
S&P DJ Indices	80	61	32%
C&C [2]	91	60	52%
Total segment operating profit	468	370	26%
Unallocated expense [3]	(61)	(95)	(36)%
Total operating profit	$407	$275	48%
1 Includes a gain on the sale of an equity investment held by CRISIL of $16 million for 2013.
2 Includes a gain on the sale of Aviation Week of $11 million for 2013.
3 Includes non-recurring expenses for our Growth and Value Plan.

Segment Operating Profit — Increased $99 million or 27% in the quarter as compared to the third quarter of 2012. Segment operating profit margins were 39% and 33% for the third quarter of 2013 and 2012, respectively. Substantial revenue growth at corporate ratings and S&P DJ Indices, and strong demand for Platts’ proprietary content during the quarter were the primary drivers for the increase. Additionally, gains on the sale of an equity investment held by CRISIL, the sale of Aviation Week in the third quarter of 2013 and lower restructuring charges positively impacted operating profit. See “Segment Review” below for further information.

Unallocated Expense — These expenses, included in selling and general expenses, mainly include the portion of corporate expenses not allocated to the segments, such as management and administration, legal, certain compensation and retiree benefits, and other expenses. Unallocated expense was impacted by Growth and Value Plan related costs at our corporate headquarters of $10 million and $48 million for the three months ended September 30, 2013 and 2012, respectively. Excluding these costs, unallocated expense in the quarter increased by $5 million or 10% as compared to the third quarter of 2012, primarily due to increased unoccupied office space.

Foreign exchange rates had a favorable impact of $5 million on operating profit for the third quarter of 2013. This impact refers to constant currency comparisons and the remeasurement of monetary assets and liabilities. Constant currency impacts are estimated by re-calculating current year results of foreign operations using the average exchange rate from the prior year. Remeasurement impacts are based on the variance between current-year and prior-year foreign exchange rate fluctuations on assets and liabilities denominated in currencies other than the individual businesses functional currency.

Nine Months

(in millions)	2013	2012	% Change
S&P Ratings	$779	$603	29%
S&P Capital IQ	165	160	3%
S&P DJ Indices	227	148	53%
C&C	236	195	21%
Total segment operating profit	1,407	1,106	27%
Unallocated expense [1]	(286)	(241)	19%
Total operating profit	$1,121	$865	30%
1 Includes non-recurring expenses for our Growth and Value Plan and, for 2013, pre-tax legal settlements.

Segment Operating Profit — Increased $301 million or 27% in the first nine months of 2013 as compared to the first nine months of 2012. Segment operating profit margins were 39% and 34% for the first nine months of 2013 and 2012, respectively. Substantial revenue growth at corporate ratings, structured finance and S&P DJ Indices, and strong demand for Platts’ proprietary content were the primary drivers for the increase. Additionally, gains on the sale of an equity investment held by CRISIL, the sale of Aviation Week in the third quarter of 2013 and lower restructuring charges positively impacted operating profit. See “Segment Review” below for further information.

Unallocated Expense — Unallocated expense was impacted by Growth and Value Plan related costs at our corporate headquarters of $64 million and $101 million for the nine months ended September 30, 2013 and 2012. Unallocated expense for the first nine months of 2013 was also impacted by pre-tax legal settlements of approximately $77 million. Excluding these costs, unallocated expense increased by $5 million or 4% as compared to the first nine months of 2012, primarily due to increased unoccupied office space.

Foreign exchange rates had a favorable impact of $12 million on operating profit for the first nine months of 2013.

Interest Expense, net

Net interest expense decreased 31% and 28% as compared to the third quarter and first nine months of 2012, respectively, primarily driven by the maturity of our $400 million, 5.375% Senior Notes on November 15, 2012.

Provision for Income Taxes

Our effective income tax rate for continuing operations was 32.6% and 32.2%, for the three months ended September 30, 2013 and September 30, 2012, respectively.

Our effective income tax rate for continuing operations was 33.8% and 35.8% for nine months ended September 30, 2013 and September 30, 2012. The reduction in the effective income tax rate was primarily due to the partnership structure of the S&P Dow Jones Indices LLC and a tax benefit on the sale of Aviation Week as discussed in Note 2 — Acquisitions and Divestitures.

Discontinued Operations

Discontinued operations included a loss of $20 million and income of $565 million in the third quarter and first nine months of 2013, respectively, as compared to income of $165 million and $169 million in the third quarter and first nine months of 2012, respectively. The third quarter of 2013 includes a working capital adjustment related to the separation of MHE. Income from discontinued operations for the first nine months of 2013 includes the after-tax gain on sale of $592 million.

Segment Review

Standard & Poor's Ratings

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

The following table provides revenue and segment operating profit information for the periods ended September 30:

(in millions)	Three Months			Nine Months
	2013	2012	% Change	2013	2012	% Change
Revenue:
Transaction	$227	$215	6%	$778	$612	27%
Non-transaction	313	287	9%	923	839	10%
Total revenue	$540	$502	8%	$1,701	$1,451	17%
% of total revenue:
Transaction	42%	43%		46%	42%
Non-transaction	58%	57%		54%	58%

Domestic revenue	$290	$275	6%	$927	$785	18%
International revenue	$250	$227	10%	$774	$666	16%

Operating profit [1]	$243	$209	16%	$779	$603	29%
Operating margin %	45%	42%		46%	42%

[1]	Includes a gain on the sale of an equity investment held by CRISIL of $16 million for the three and nine months ended September 30, 2013.

Foreign exchange rates had an immaterial impact on revenue and a favorable impact of $2 million on operating profit for the quarter, and an unfavorable impact of $5 million on revenue and a favorable impact of $5 million on operating profit for the first nine months of 2013.

Revenue

Three Months

Both transaction and non-transaction revenue grew compared to the third quarter of 2012, with non-transaction revenue growing at a higher rate for the quarter. Both domestic and international revenue also grew compared to the third quarter of 2012, with international growing at a higher rate reflecting strong growth in Europe as the economic outlook has improved.

Transaction revenue increased in the third quarter of 2013 driven by an increase in U.S. and Europe bank loan ratings resulting from refinancing activity and growth in structured finance revenues, specifically from increased issuance of U.S. collateralized loan obligations ("CLO") and U.S. commercial mortgage-backed securities ("CMBS"). These increases were partially offset by a decrease in U.S. high-yield corporate bond issuance reflecting interest rate volatility in the early part of the third quarter of 2013 and unfavorable comparisons to the prior-year period due to significant increases in high-yield bond issuance in the third quarter of 2012.

U.S. investment-grade bond issuance increased in the quarter due to a number of large issuance deals that occurred in September and issuers entering the market due to speculation of future rising interest rates. High-yield corporate bond issuance can be more influenced by the rise in interest rates as the increased costs associated with issuance may not be assumed as readily as by an investment grade issuer.

Non-transaction revenue increased due to growth in non-issuance related revenue for corporate ratings, primarily for entity credit ratings in the U.S. and Europe and increased RES activity. Non-transaction revenue includes an intersegment royalty charged to S&P Capital IQ for the rights to use and distribute content and data developed by S&P Ratings. Royalty revenue for the third quarter of 2013 and 2012 was $18 million and $17 million, respectively.

Nine Months

Transaction revenue grew in the first nine months of 2013 driven by increases in U.S. and Europe bank loan ratings for the reasons noted above for the quarter. It was further impacted by strong high-yield and investment grade corporate bond issuance in the U.S. and Europe during the first half of 2013 driven by refinancing activity and borrowers taking advantage of lower interest rates. Increases in structured finance revenues also contributed to the growth in transaction revenue for the reasons noted above for the quarter.

Non-transaction revenue grew in the first nine months of 2013 for the reasons noted above for the quarter. Additionally, CRISIL's acquisition of Coalition Development Ltd. in July of 2012 had a favorable impact on non-transaction revenue. Royalty revenue for the nine months ended September 30, 2013 and 2012, was $54 million and $51 million, respectively.

Operating Profit

Operating profit increased compared to the third quarter and first nine months of 2012 due to strong revenue growth at corporate ratings and structured finance as noted above. Additionally, the gain on sale of an equity investment held by CRISIL of $16 million in the third quarter of 2013 and restructuring costs of $8 million in the third quarter of 2012 also contributed to the increase in operating profit. The increases in the quarter were partially offset by increased compliance and regulatory costs, higher advertising expenses and increased legal expenses. The year-to-date increases were also offset by higher incentive costs due to improved performance and CRISIL's acquisition of Coalition Development Ltd. in July of 2012.

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

	Third Quarter Compared to Prior Year		Year-to-Date Compared to Prior Year
Corporate Issuance	U.S.	Europe	U.S.	Europe
High-yield issuance	(26)%	82%	9%	100%
Investment grade	13%	(28)%	15%	(14)%
Total new issue dollars — corporate issuance	—%	(20)%	13%	(6)%

•
Corporate issuance in the U.S. was flat for the quarter as an increase in investment-grade debt issuance driven by a number of large issuance deals was offset by a decrease in high-yield debt issuance driven by interest rate volatility in the early part of the third quarter of 2013. High-yield debt issuance and investment-grade debt issuance comparisons in the quarter reflect high volumes experienced in the third quarter of 2012. The year-to-date increase reflects the strength of high-yield debt issuance in the first half of 2013.

•
Corporate issuance in Europe was down in the quarter and year-to-date. The decreases were primarily driven by weakness in investment grade issuance reflecting unfavorable comparisons to the prior-year periods and the fact that many companies have already met their refinancing needs. These decreases were partially offset by strong high-yield debt issuance, which was supported by short-term refinancing of leveraged buyouts, record low spreads, strong investor appetite and diversification of funding from banks.

	Third Quarter Compared to Prior Year		Year-to-Date Compared to Prior Year
Structured Finance	U.S.	Europe	U.S.	Europe
Asset-backed securities (“ABS”)	(14)%	20%	(5)%	(14)%
Collaterized debt obligations (“CDO”)	88%	***	119%	***
Commercial mortgage-backed securities (“CMBS”)	47%	*	102%	***
Residential mortgage-backed securities (“RMBS”)	26%	(7)%	54%	(61)%
Covered bonds	**	(18)%	**	(26)%
Total new issue dollars — structured finance	14%	(9)%	32%	(26)%

*	Represents low issuance levels in 2013 and 2012.

**	Represents no activity in 2013 and 2012.

***	Represents low issuance levels in 2012.

•
ABS issuance in the U.S. was down for the quarter due to a decline in student loans and autos, partially offset by an increase in credit card activity. Student loan activity was down due to a lower level of Federal Family Education Loan Program ("FFELP") refinancing and a smaller volume of private market deals. Despite solid auto sales and growth in sub-prime lending, auto volumes declined as prime issuers shifted more funding to the unsecured markets. The increase in credit card activity was partially driven by banks being more active in the quarter in an effort to diversify. Year-to-date issuance in the U.S. was down. ABS issuance in Europe was up for the quarter due to improving economic conditions and down year-to-date reflecting declines in the first half of 2013.

•
Issuance was up in the U.S. CDO market for both the quarter and year-to-date. Strong CLO issuance in the quarter was driven by corporate loan activity which continued to benefit from strong credit performance and lower default rates as investors continued to move away from fixed rate products such as corporate bonds. Year-to-date CLO issuance is at the highest level since the credit crisis. European issuance in the CDO asset class for both the quarter and year-to-date was minimal, however, issuance levels improved in 2013.

•
CMBS issuance was up in the U.S. for both the quarter and year-to-date despite an initial slow-down during the quarter following the Federal Reserve announcement regarding quantitative easing measures. European CMBS issuance was minimal for the quarter and up year-to-date, although from a low 2012 base.

•
RMBS volume was up in the U.S. for both the quarter and year-to-date. The increase in the quarter was mostly driven by a slow revival of the non-agency private-label market driven by a small number of repetitive issuers and new entrants coming to market during the quarter. Despite relatively strong market fundamentals in Europe, issuance was down reflecting issuers taking advantage of the Bank of England's Funding for Lending Scheme.

•
Covered bond issuance (which are debt securities backed by mortgages or other high-quality assets that remain on the issuer's balance sheet) in Europe was down for the quarter and year-to-date due to the European Central Bank's Long Term Refinancing Offering, the drive for banks to increase deposit funding and the impact of lower mortgage production in many jurisdictions - all collectively reducing funding needs.

Legal and Regulatory Environment

For applicable amendments and updates to the legal and regulatory environment see Note 13 — Commitments and Contingencies to the consolidated financial statements.

S&P Capital IQ

S&P Capital IQ's portfolio of capabilities are designed to help the financial community track performance, generate better investment returns (alpha), identify new trading and investment ideas, perform risk analysis, and develop mitigation strategies. Specific capabilities include:

•	Desktop Solutions — a product suite that provides data, analytics and third-party research for global finance professionals, which include Capital IQ and MarketScope Advisor;

•	Enterprise Solutions — integrated bulk data feeds that can be customized, which include QuantHouse, S&P Securities Evaluations, CUSIP and Compustat;

•	Ratings Intellectual Property ("IP") — commercial arm that sells Standard & Poor's Ratings' IP, which includes RatingsDirect® and RatingsXpress®; and

•	Proprietary Research — comprehensive source of market research for financial professionals, which includes Leveraged Commentary & Data, Global Market Intelligence and multi-asset-class research.

The following table provides revenue and segment operating profit information for the periods ended September 30:

(in millions)	Three Months			Nine Months
	2013	2012	% Change	2013	2012	% Change
Revenue:
Subscription revenue	$265	$257	3%	$785	$755	4%
Non-subscription revenue	28	27	5%	83	80	4%
Total revenue	$293	$284	3%	$868	$835	4%

Domestic revenue	$193	$191	1%	$573	$559	2%
International revenue	$100	$93	8%	$295	$276	7%

Operating profit	$54	$40	37%	$165	$160	3%
Operating margin %	18%	14%		19%	19%

Foreign exchange rates had an immaterial impact on revenue for the quarter and first nine months of 2013 and a favorable impact of $4 million and $6 million on operating profit for the quarter and first nine months of 2013.

Revenue

Three Months

Revenue grew compared to the third quarter of 2012 primarily due growth at Capital IQ and RatingsXpress®, partially offset by an unfavorable impact related to the closure of several non-core businesses and declines in several of our investment research products.

The increase at Capital IQ was driven by market share gains and increased contract values for existing accounts. The number of users on the desktop continues to show strong growth over the third quarter of 2012. Contract value growth continues to be driven by success in the corporate and investment management client segments. Increased contract values were primarily driven by new datasets and expanded coverage of existing datasets combined with improved functionality of the Capital IQ platform.

Both domestic and international revenue increased over the prior-year period, however, international increased at a higher rate due to the continued sales growth of Capital IQ in Europe and Asia and the growth of QuantHouse.

The subscription base for RatingsXpress® is growing due to new client relationships and expanded relationships within existing accounts as the number of customers have increased 6% in the third quarter of 2013 as compared to the third quarter of 2012. RatingsXpress® is benefiting from improvements made to the speed and timeliness through delivery on the Xpressfeed platform. Growth in contract values is also being driven by being able to sell bundled packages with other S&P Capital IQ data sets.

Nine Months

Revenue grew compared to the first nine months of 2012 due to the factors noted above for the quarter. The 2012 acquisitions of QuantHouse and Credit Market Analysis Limited also contributed to the increase in revenue.

Operating Profit

Operating profit increased as compared to the third quarter and first nine months of 2012 due to the increase in revenue as discussed above. Operating profit also includes a loss on the sale of Financial Communications of $3 million that occurred in September 2013. Also impacting operating profit were higher incentive costs due to improved performance and increased cost of sales for exchange fees incurred by QuantHouse. These costs were offset by lower expenses resulting from the closure of several non-core businesses, lower restructuring costs as the third quarter of 2012 included a $14 million charge as part of our Growth and Value Plan and lower outside consulting fees.

Legal and Regulatory Environment

For applicable amendments and updates to the legal and regulatory environment see Note 13 — Commitments and Contingencies to the consolidated financial statements.

S&P Dow Jones Indices

S&P DJ Indices is a global index provider that maintains a wide variety of investable and benchmark indices to meet an array of investor needs. S&P DJ Indices’ mission is to provide benchmarks to help with decision making, create transparent indices, collaborate with the financial community to create innovative products and provide investors with tools to monitor world markets.
S&P DJ Indices includes our transaction in June 2012 with CME Group, Inc. and CME Group Index Services LLC to form a new company, S&P Dow Jones Indices LLC. The joint venture helps advance international growth with some of the largest derivative exchanges worldwide.
S&P DJ Indices generates subscription revenue but primarily derives revenue from non-subscription products based on the S&P and Dow Jones Indices. Specifically, S&P DJ Indices generate revenue from the following sources:

•	Investment vehicles — such as, exchange traded funds (“ETFs”), which are based on the S&P and Dow Jones Indices and generate revenue through fees based on assets and underlying funds;

•	Listed derivatives — which generate royalties based on trading volumes of derivatives contracts listed on various exchanges;

•	Index-related licensing fees — which are either fixed or variable annual and per-issue fees for over-the-counter derivatives and retail-structured products; and

•	Data subscription — which support index fund management, portfolio analytics and research.

The following table provides revenue and segment operating profit information for the periods ended September 30:

(in millions)	Three Months			Nine Months
	2013	2012	% Change	2013	2012	% Change
Revenue:
Subscription revenue	$25	$24	5%	$77	$61	25%
Non-subscription revenue	99	85	17%	286	216	33%
Total revenue	$124	$109	14%	$363	$277	31%

Domestic revenue	$99	$85	16%	$286	$214	34%
International revenue	$25	$24	6%	$77	$63	21%

Operating profit	$80	$61	32%	$227	$148	53%
Less: net operating profit attributable to noncontrolling interests	22	18		60	18
Net operating profit	$58	$43	35%	$167	$130	28%
Operating margin %	64%	56%		63%	53%
Net operating margin %	47%	39%		46%	47%

Foreign exchange rates had immaterial impacts on revenue and operating profit for the quarter and first nine months of 2013.

Revenue

Three Months

Revenue at S&P DJ Indices increased 14%, primarily due to higher average levels of assets under management for ETF products. The trend toward ETF products continued, driving higher levels of assets under management which reached a third consecutive quarterly record in the third quarter of 2013. Volumes for exchange-traded derivatives continued to increase primarily for certain Chicago Board Options Exchange ("CBOE") products. Higher rates for certain new contracts also contributed to revenue growth in the quarter.

10 new ETFs were launched during the third quarter of 2013 compared to 21 launched during the third quarter of 2012. Assets under management for ETFs rose 29% to $585 billion in the third quarter of 2013 from $454 billion in the third quarter of 2012. Assets under management for the third quarter of 2013 were 7% higher than the record amount set in the second quarter of 2013 and S&P DJ Indices is the leading index provider for the ETF market with assets representing 30% of global ETF assets.

Nine Months

Revenue at S&P DJ Indices grew compared to the first nine months of 2012 primarily due to the incremental revenue from the S&P Dow Jones Indices LLC joint venture. Excluding the incremental revenue from the joint venture, revenue increased due to the factors noted above for the quarter.

Operating Profit

Operating profit increased due to the increase in revenue as discussed above, partially offset by the impact of higher data fees, higher incentive costs due to improved financial performance and higher marketing costs due to higher advertising levels. The increase in the first nine months was also partially offset by the impact of expenses for our S&P Dow Jones Indices LLC joint venture. Additionally, operating profit benefited from the impact of restructuring costs of $4 million in the third quarter of 2012 and transaction costs associated with our S&P Dow Jones Indices LLC joint venture of $15 million in the first nine months of 2012.

Legal and Regulatory Environment

For applicable amendments and updates to the legal and regulatory environment see Note 13 — Commitments and Contingencies to the consolidated financial statements.

Commodities & Commercial Markets

C&C consists of business-to-business companies specializing in the commodities and commercial markets that deliver their customers access to high-value information, data, analytic services and pricing benchmarks. C&C includes the following brands:

•	Platts — provides essential price data, analytics, and industry insight that enable commodities markets to perform with greater transparency and efficiency;

•	J.D. Power — provides essential consumer intelligence to help businesses measure, understand, and improve the key performance metrics that drive growth and profitability; and

•	McGraw Hill Construction — provides essential data, news, insights, and intelligence to better inform construction professionals' decisions and strengthen their market position.

The C&C business is driven by the need for high-value information and transparency in a variety of industries. C&C delivers premier content that is deeply embedded in customer workflows and decision making processes.

C&C's revenue is generated primarily through the following sources:

•
Subscription revenue — subscriptions to our real-time news, market data and price assessments, along with other print and digital information products, primarily serving the energy and construction markets and the automotive industry; and

•	Non-subscription revenue — primarily from syndicated and proprietary research studies, advertising, consulting engagements, and events.

The following table provides revenue and segment operating profit information for the periods ended September 30:

(in millions)	Three Months			Nine Months
	2013	2012	% Change	2013	2012	% Change
Revenue:
Commodities	$142	$121	17%	$409	$360	14%
Commercial	113	118	(4)%	341	353	(3)%
Total revenue	$255	$239	7%	$750	$713	5%

Subscription revenue	$164	$149	10%	$481	$444	8%
Non-subscription revenue	$91	$90	2%	$269	$269	—%

Domestic revenue	$139	$134	4%	$417	$415	—%
International revenue	$116	$105	10%	$333	$298	12%

Operating profit [1]	$91	$60	52%	$236	$195	21%
Operating margin %	36%	25%		31%	27%

[1]	Includes gain on sale of Aviation Week of $11 million for three and nine months ended September 30, 2013.

Foreign exchange rates had immaterial impacts on revenue and operating profit for the quarter and first nine months of 2013.

Revenue

Three Months

Revenue at C&C increased due to continued demand for Platts’ proprietary content as Platts’ revenue grew by 17% with growth across all regions. This growth was mainly driven by strength in Platts’ market data and price assessment products across all commodity sectors, led by petroleum with strength in shipping data and risk forward curve products. While petroleum is still the biggest driver, the revenue mix continues to become more diversified as other sectors showed positive growth in the quarter including, petrochemicals, natural gas, coal and metals and agriculture. The acquisition of Kingsman in the fourth quarter of 2012 continues to contribute to the growth in the agriculture sector. Platts represents 56% of total C&C revenue.

Excluding the impact of Aviation Week, Commercial markets revenue was up slightly in the quarter as increases at J.D. Power offset revenue declines at McGraw-Hill Construction. J.D. Power had revenue growth due to strong demand in China for auto consulting engagements and growth in U.S. auto driven by additional consulting and proprietary engagements. International revenue at J.D. Power increased 12% for the quarter as compared to the third quarter of 2012. The Asia-Pacific region represents approximately 32% of the total revenue.

McGraw-Hill Construction's revenue for the third quarter was down primarily driven by declines in their subscription business; however new analytic products and enhancements continue to show growth.

Nine Months

In the first nine months of 2013, the C&C revenue increase was driven primarily by Platt's and J.D. Power as noted above for the quarter. Partially offsetting this increase at Platt's were decreases in McGraw-Hill Construction as market contraction continued to impact revenue; however new products and enhancements continue to show growth and customer retention improved over the prior-year period.

Operating Profit

Operating profit for the third quarter and first nine months of 2013 increased primarily due to higher revenue at Platts and J.D. Power as noted above. McGraw-Hill Construction has also contributed to the increase as decreases in the expenses driven by headcount and product investment savings have outpaced revenue declines. Additionally, the sale of Aviation Week during the third quarter of 2013 resulted in a pre-tax gain of $11 million, positively impacted operating profit. However, at Platts, additional headcount and other operating costs to support business growth impacted operating profit. In addition, lower expenses at J.D. Power primarily due to significant non-auto expenses in 2012 and lower restructuring costs as the third quarter of 2012 included a $6 million charge as part of our Growth and Value Plan, also positively impacted operating profit.

Legal and Regulatory Environment

For applicable amendments and updates to the legal and regulatory environment see Note 13 — Commitments and Contingencies to the consolidated financial statements.

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

Cash Flow Overview

Cash and equivalents were $1,577 million as of September 30, 2013, an increase of $817 million from December 31, 2012, and consisted of domestic cash of $585 million and cash held abroad of $992 million. Typically, cash held outside the U.S. is anticipated to be utilized to fund international operations or to be reinvested outside of the U.S., as a significant portion of our opportunities for growth in the coming years is expected to be abroad. In the event funds from international operations are needed to fund operations in the U.S., we would be required to accrue for and pay taxes in the U.S. to repatriate these funds.

The following table provides cash flow information for the nine months ended September 30:

(in millions)	2013	2012	% Change
Net cash (used for) provided by:
Operating activities from continuing operations	$499	$598	(17)%
Investing activities from continuing operations	$(18)	$(199)	(91)%
Financing activities from continuing operations	$(1,600)	$(222)	N/M

In the first nine months of 2013, free cash flow decreased to $388 million compared to $520 million in the first nine months of 2012, a decrease of $132 million. The decline was impacted by the timing of tax payments and legal settlements. Free cash flow is a non-GAAP financial measure and reflects our cash flow provided by operating activities less capital expenditures and dividends and other payments paid to noncontrolling interests. Capital expenditures include purchases of property and equipment and additions to technology projects. See “Reconciliation of Non-GAAP Financial Information” below for a reconciliation of cash flow provided by operating activities, the most directly comparable U.S. GAAP financial measure, to free cash flow.

Operating activities

Cash provided by operating activities was $499 million for the first nine months of 2013 compared to cash provided by operating activities of $598 million for the first nine months of 2012, a decrease of $99 million. The decrease is mainly due to a tax payment made in the first quarter of 2013 as compared to the fourth quarter of 2012, our legal settlements and higher incentive compensation payments in 2013 reflecting greater achievement against targeted results in 2012 as compared to the prior-year period. These decreases were partially offset by improved cash collections impacting accounts receivable and higher unearned revenue due to higher billings at S&P Ratings.

Investing activities

Our cash outflows from investing activities are primarily for acquisitions and capital expenditures, while cash inflows are primarily proceeds from dispositions.

Cash used for investing activities decreased $181 million to $18 million for the first nine months of 2013, primarily due to a lower amount of cash paid for acquisitions and higher proceeds from dispositions. Refer to Note 2 — Acquisitions and Divestitures to our unaudited consolidated financial statements for further information.

Financing activities

Our cash outflows from financing activities consist primarily of share repurchases, dividends to shareholders and repayments of short-term debt, while cash inflows are primarily proceeds from the exercise of stock options.

Cash used for financing activities was $1,600 million in the first nine months of 2013 compared to $222 million in the first nine months of 2012. This increase is primarily attributable to an increase in cash used for share repurchases, the repayment of short-term debt in the first quarter of 2013 and the purchase of CRISIL equity shares in the third quarter of 2013.

On March 25, 2013, we entered into an accelerated share repurchase (“ASR”) agreement with a financial institution to initiate share repurchases aggregating $500 million. The ASR agreement was structured as a capped ASR agreement in which we paid $500 million and received an initial delivery of approximately 7.2 million shares during the three months ended March 31, 2013, with an additional 1.4 million shares received on April 1, 2013, in the aggregate, representing the minimum number of shares of our common stock to be repurchased based on a calculation using a specific capped price per share. On July 25, 2013 we received a final incremental delivery of 0.7 million shares from the conclusion of the ASR entered into on March 25, 2013 bringing the total amount of shares received to 9.3 million. See Note 7 — Equity to the consolidated financial statements of this quarterly report on Form 10-Q for further information.

Additional Financing

Currently, we have the ability to borrow a total of $1.0 billion through our commercial paper program, which is supported by our credit facility described below. As of September 30, 2013, there were no commercial paper borrowings outstanding. In connection with the special dividend in the amount of $2.50 per share on our common stock we utilized our commercial paper program in December of 2012 and as a result, commercial paper borrowings outstanding as of December 31, 2012 totaled $457 million with an average interest rate and term of 0.48% and 28 days.

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

(in millions)	2013	2012
Cash provided by operating activities	$499	$598
Capital expenditures	(55)	(70)
Dividends and other payments paid to noncontrolling interests	(56)	(8)
Free cash flow	$388	$520

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

RECENT ACCOUNTING STANDARDS

In July of 2013, the Financial Accounting Standards Board (“FASB”) issued amended guidance that resolves the diversity in practice for the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This new accounting guidance requires the netting of unrecognized tax benefits ("UTBs") against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. Under the new standard, UTBs will be netted against all available same-jurisdiction loss or other tax carryforwards that would be utilized, rather than only against carryforwards that are created by the UTBs. The new standard requires prospective adoption but allows retrospective adoption for all periods presented. We will adopt the FASB’s amended guidance for our annual reporting period beginning January 1, 2014. We do not expect the adoption of the guidance to have a significant impact on our financial position, results of operations or cash flows.

In March of 2013, the FASB issued amended guidance that resolves the diversity in practice for the accounting for the cumulative translation adjustment upon derecognition of certain subsidiaries or groups of assets within a foreign entity. The amended guidance requires that when a parent entity ceases to have a controlling financial interest in a subsidiary or group of assets within a foreign entity, the parent is required to release any related cumulative translation adjustment into net income in instances when a sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. Additionally, the amended guidance clarifies that the sale of an investment in a foreign entity includes both (1) events that result in the loss of a controlling financial interest in a foreign entity and (2) events that result in an acquirer obtaining control of an acquiree in which it held an equity interest immediately before the acquisition date. In these instances, an entity is required to release the cumulative translation adjustment into net income. We will adopt the FASB's amended guidance during the three months ended March 31, 2014. We do not expect the adoption of the guidance to have a significant impact on our financial position, results of operations or cash flows.

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

Forward-looking statements can be identified by the use of words such as “believe,” “expect,” “plan,” “estimate,” “project,” “target,” “anticipate,” “intend,” “may,” “will,” “continue” and other words of similar meaning in connection with a discussion of future operating or financial performance. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual outcomes and results could differ materially from what is expected or forecasted. These risks and uncertainties include, among others:

•	worldwide economic, financial, political and regulatory conditions;

•	currency and foreign exchange volatility;

•	the effect of competitive products and pricing;

•	the level of success of new product development and global expansion;

•	the level of future cash flows;

•	the levels of capital investments;

•	income tax rates;

•	restructuring charges;

•	the health of debt and equity markets, including credit quality and spreads, the level of liquidity and future debt issuances;

•	the level of interest rates and the strength of the capital markets in the U.S. and abroad;

•	the demand and market for debt ratings, including collateralized debt obligations, residential and commercial mortgage and asset-backed securities and related asset classes;

•	the state of the credit markets and their impact on Standard & Poor’s Ratings and the economy in general;

•	the regulatory environment affecting Standard & Poor’s Ratings and our other businesses;

•	the likely outcome and impact of litigation and investigations on our operations and financial condition;

•	the level of merger and acquisition activity in the U.S. and abroad;

•	continued investment by the construction, automotive and computer industries;

•	the strength and performance of the domestic and international automotive markets;

•	the volatility of the energy marketplace;

•	and the contract value of public works, manufacturing and single-family unit construction.

We caution readers not to place undue reliance on forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in our exposure to market risk during the nine months ended September 30, 2013 from December 31, 2012. Our exposure to market risk includes changes in foreign exchange rates. We have operations in various foreign countries where the functional currency is primarily the local currency. For international operations that are determined to be extensions of the parent company, the U.S. dollar is the functional currency. We typically have naturally hedged positions in most countries from a local currency perspective with offsetting assets and liabilities. We estimate that a hypothetical 10% adverse movement in the foreign currency exchange rates would not be material to our financial position, statement of income or cash flows. As of September 30, 2013, we have entered into an immaterial amount of forward exchange contracts to hedge the effect of adverse fluctuations in foreign currency exchange rates. We have not entered into any derivative financial instruments for speculative purposes.

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

As of September 30, 2013, an evaluation was performed under the supervision and with the participation of management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the U.S. Securities Exchange Act of 1934). Based on that evaluation, management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2013.

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

•
In connection with the Reese v. Bahash litigation, on September 24, 2013, the Court denied, in their entirety, plaintiff's motions seeking to be relieved from the judgment dismissing the case and for leave to file an amended complaint.

•	In connection with the DOJ lawsuit, the Company and S&P filed a motion to dismiss the complaint on April 22, 2013. The Court issued an order denying the motion to dismiss on July 16, 2013.

•
In connection with the numerous numerous state-court actions that have been brought against the Company and S&P by the attorneys general of various states and the District of Columbia, the Company and S&P have removed most of the actions to federal court and filed a motion before the United States Judicial Panel on Multidistrict Litigation ("JPML") to consolidate and transfer those removed actions to one federal court for all pretrial proceedings. On June 6, 2013, the JPML granted S&P's motion with respect to the state actions then before it and ordered those actions be consolidated before the United States District Court for the Southern District of New York. The Company expects that any similar actions subsequently filed by other state attorneys general will be similarly consolidated in the Southern District of New York upon S&P's request. On October 4, 2013, the Court heard argument on motions by the states to have the cases remanded to state court.

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

Additionally, in April 2013 we settled certain subprime litigation cases. Included in selling and general expenses in our consolidated statements of income for the nine months ended September 30, 2013 is a pre-tax amount of approximately $77 million for these settlements. These cases were dismissed under the terms of the settlements.

Item 1a. Risk Factors

Our Form 10-K contains detailed cautionary statements which identify all known material risks, uncertainties and other factors that could cause our actual results to differ materially from historical or expected results. In our Form 10-Q for the three months ended March 31, 2013 we updated our risk factor associated with the sale of McGraw-Hill Education as the sale was completed on March 22, 2013. The updated risk factor in its entirety is set forth below. There have been no material changes to the other risk factors we have previously disclosed in Item 1a, Risk Factors, in our Form 10-K.

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

On March 25, 2013, we entered into an accelerated share repurchase (“ASR”) agreement with a financial institution to initiate share repurchases aggregating $500 million. The ASR agreement was structured as a capped ASR agreement in which we paid $500 million and received an initial delivery of approximately 7.2 million shares during the three months ended March 31, 2013, with an additional 1.4 million shares received on April 1, 2013, in the aggregate, representing the minimum number of shares of our common stock to be repurchased based on a calculation using a specific capped price per share. On July 25, 2013 we received a final incremental delivery of 0.7 million shares bringing the total amount of shares received to 9.3 million. See Note 7 — Equity to the consolidated financial statements of this quarterly report on Form 10-Q for further information.

As of September 30, 2013, 1.9 million shares remained available under the 2011 Repurchase Program.

Repurchased shares may be used for general corporate purposes, including the issuance of shares for stock compensation plans and to offset the dilutive effect of the exercise of employee stock options. The 2011 Repurchase Program has no expiration date and purchases under this program may be made from time to time on the open market and in private transactions, depending on market conditions.

The following table provides information on our purchases of our outstanding common stock during the third quarter of 2013 pursuant to the 2011 Repurchase Program (column c). In addition to these purchases, the number of shares in column (a) include: 1) shares of common stock that are tendered to us to satisfy our employees’ tax withholding obligations in connection with the vesting of awards of restricted shares (we repurchase such shares based on their fair market value on the vesting date), and 2) our shares deemed surrendered to us to pay the exercise price and to satisfy our employees’ tax withholding obligations in connection with the exercise of employee stock options. There were no other share repurchases during the quarter outside the repurchases noted below.

(amounts in millions, except per share price)

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs	(d) Maximum Number of Shares that may yet be Purchased Under the Programs
Jul. 1 — Jul. 31, 2013	1.3	$60.56	1.3	7.0
Aug. 1 — Aug. 31, 2013	3.3	61.38	3.3	3.7
Sept. 1 — Sept. 30, 2013	1.8	61.78	1.8	1.9
Total — Qtr	6.4	$61.42	6.4	1.9

Item 6. Exhibits

(10.1)	Form of current Performance Share Unit Terms and Conditions

(15)	Letter on Unaudited Interim Financials

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

(32)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(101.INS)	XBRL Instance Document

(101.SCH)	XBRL Taxonomy Extension Schema

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase

(101.LAB)	XBRL Taxonomy Extension Label Linkbase

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

McGraw Hill Financial, Inc.
Registrant

Date:	October 22, 2013	By:	/s/ Jack F. Callahan, Jr.
Jack F. Callahan, Jr.
Executive Vice President and Chief Financial Officer

Date:	October 22, 2013	By:	/s/ Kenneth M. Vittor
Kenneth M. Vittor
Executive Vice President and General Counsel

Date:	October 22, 2013	By:	/s/ Emmanuel N. Korakis
Emmanuel N. Korakis
Senior Vice President and Corporate Controller