Form 10-K
period 2013-12-31
MCGRAW HILL FINANCIAL INC
filed 2014-02-07
CIK 64040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013
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
YES ☐    NO ☑

The aggregate market value of voting stock held by non-affiliates of the Registrant as of the last business day of the second fiscal quarter ended June 30, 2013, was $14.6 billion, based on the closing price of the common stock as reported on the New York Stock Exchange of $53.19 per common share. For purposes of this calculation, it is assumed that directors, executive officers and beneficial owners of more than 10% of the registrant outstanding stock are affiliates. The number of shares of common stock of the Registrant outstanding as of January 31, 2014 was 271.0 million shares.

Part III incorporates information by reference from the definitive proxy statement for the 2014 annual meeting of shareholders.

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

PART I

Item 1. Business

Overview

McGraw Hill Financial, Inc. (together with its consolidated subsidiaries, the “Company,” the “Registrant,” “we,” “us” or “our”) is a leading ratings, benchmarks and analytics provider serving the global capital, commodities and commercial markets. The capital markets include asset managers, banks, exchanges, issuers and financial advisors; the commodities markets include producers, traders and intermediaries within energy, metals, and agriculture; and the commercial markets include professionals and corporate executives within automotive, construction and marketing / research information services. We serve our global customers through a broad range of products and services available through both third-party and proprietary distribution channels.

On March 22, 2013, we completed the sale of McGraw-Hill Education ("MHE") to investment funds affiliated with Apollo Global Management, LLC for a purchase price of $2.4 billion in cash. We recorded an after-tax gain on the sale of $589 million, which is included in income from discontinued operations, net of tax in the consolidated statement of income for the year ended December 31, 2013. We have used a portion of the after-tax proceeds from the sale to pay down short-term debt, for the special dividend paid in 2012, and to continue share repurchases. We intend to continue to use a portion of the after-tax proceeds to make selective acquisitions and investments.

The completion of the sale was a key milestone in our Growth and Value Plan that we began in September of 2011. In addition to the sale, we were also successful in other Growth and Value Plan objectives, including, increased shareholder return, investments in targeted financial assets, divested selected non-core assets and reductions in our real estate portfolio.

Increased Shareholder Return
During the three years ended December 31, 2013, we have returned $4.4 billion to our shareholders through a combination of share repurchases, our quarterly dividend and a special dividend.

We completed share repurchases of $2.8 billion and distributed regular quarterly dividends totaling approximately $900 million during the three years ended December 31, 2013. On December 6, 2012, our Board of Directors approved a special dividend in the amount of $2.50 per share on our common stock, payable on December 27, 2012 to shareholders of record on December 18, 2012. This returned an additional approximately $700 million to our shareholders. Also, on January 29, 2014, the Board of Directors approved an increase in the quarterly common stock dividend from $0.28 per share to $0.30 per share.

Investments in Targeted Financial Assets / Divested Selected Non-Core Assets
We continued to execute our strategy of exiting non-core assets while investing for growth in markets that have size and scale.

During 2013, we acquired approximately 11 million equity shares representing 15.07% of CRISIL's total outstanding equity shares for $214 million, increasing our ownership percentage in CRISIL to 67.84% from 52.77%.

In 2013, we also completed certain dispositions of our non-core assets that allow us to apply greater focus on our high-growth, high-margin benchmark businesses.

•	Commodities & Commercial — we completed the sale of Aviation Week to Penton, a privately held business information company;

•	S&P Capital IQ — we completed the sale of Financial Communications as well as the closure of several non-core businesses.

During 2012, we completed several acquisitions that we believe position us for long-term growth across all our segments.

•	S&P Dow Jones Indices — our transaction with CME Group, Inc. and CME Group Index Services LLC to form a new company, S&P Dow Jones Indices LLC;

•
S&P Capital IQ — Credit Market Analysis Limited, a provider of independent data concerning the over-the-counter markets; QuantHouse, an independent global provider of end-to-end systematic low-latency market data solutions; and R² Technologies, a provider of advanced risk and scenario-based analytics;

•	Commodities & Commercial — Kingsman SA, a privately-held, Switzerland-based provider of price information and analytics for the global sugar and biofuels markets;

•	Standard & Poor's Ratings — Coalition Development Ltd., a privately-held U.K. analytics company.

On December 30, 2011, we completed the sale of our Broadcasting Group, previously included in our Commodities & Commercial segment.

On July 11, 2013, our Board of Directors elected Douglas Peterson, President and Chief Executive Officer of the Company, effective November 1, 2013. He was also elected a member of the Company's Board of Directors, effective immediately. Mr. Peterson was President of Standard & Poor's Ratings. He succeeded Harold (Terry) McGraw III, who was Chairman, President and Chief Executive Officer of the Company. Mr. McGraw has continued as Chairman of the Board of Directors.

Our Businesses

Our operations consist of four reportable segments: Standard & Poor’s Ratings (“S&P Ratings”), S&P Capital IQ, S&P Dow Jones Indices ("S&P DJ Indices") and Commodities & Commercial (“C&C”).

S&P Ratings
S&P Ratings is an independent provider of credit ratings, research and analytics, offering investors and market participants information, ratings and benchmarks. Credit ratings are one of several tools that investors can use when making decisions about purchasing bonds and other fixed income investments. They are opinions about credit risk and our ratings express our opinion about the ability and willingness of an issuer, such as a corporation or state or city government, to meet its financial obligations in full and on time. Our credit ratings can also relate to the credit quality of an individual debt issue, such as a corporate or municipal bond, and the relative likelihood that the issuer may default.

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

S&P Capital IQ
S&P Capital IQ is a global provider of digital and traditional financial research and analytical tools for capital market participants. It deploys the latest technology-driven strategies to deliver to customers an integrated portfolio of cross-asset analytics, desktop services, and investment information in the rapidly growing financial information, data and analytics market. The key constituents S&P Capital IQ serves are asset managers; investment banks; investors; brokers; financial advisors; investment sponsors; and companies’ back-office functions, including compliance, operations, risk, clearance, and settlement.

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

The C&C business is driven by the need for high-value information and transparency in a variety of industries. C&C seeks to deliver premier content that is deeply embedded in customer workflows and decision making processes. Our commodities business serves producers, traders, intermediaries within energy, metals and agriculture markets. Our commercial business serves professionals and executives within automotive, construction and marketing / research services markets.

C&C's revenue is generated primarily through the following sources:

•
Subscription revenue — subscriptions to our real-time news, market data and price assessments, along with other print and digital information products, primarily serving the energy and construction markets and the automotive industry; and

•
Non-subscription revenue — primarily from licensing of our proprietary market price data and price assessments to commodity exchanges, syndicated and proprietary research studies, conference sponsorship, consulting engagements and events.

Our Strategy

We strive to be the leading provider of essential intelligence such as ratings, benchmarks and analytics to the global capital and commodities markets. We also seek to leverage the strength of our globally recognized brands and content to promote sustainable growth by bringing transparency and independent insights to the markets we serve.

With the successful completion of the Growth & Value Plan, we are aligning our efforts against two key strategic priorities, growth and performance.

We will strive to deliver on our strategic priorities through a clear set of growth drivers which are underpinned by excellence in management and execution.

We believe the key drivers of our growth are:

•	Serving our customers with innovative, must-have solutions;

•	Leveraging our unique portfolio of powerful brands and distinctive opportunities in the financial and commodity markets; and

•	Winning as a dynamic, global company.

We believe the key elements of management and execution are:

•	Ensuring quality and excellence in everything we do;

•	Attracting and developing top-performing people; and

•	Delivering together as one connected company.

Integrating and leveraging our key capabilities will also be critical to improving performance and delivering against our strategic priorities. We will strive to enhance analytical and product quality through technology, data and process improvements. Our businesses will also strive to continue to extend efforts in external outreach and advocacy, control and compliance. We will seek to further engage the customer by strengthening our sales, customer service, customer management processes and global operations. Finally, we will look to continue to put efforts and resources into developing high-performing talent driving to a common purpose.

We believe our strategic priorities are designed to deliver global growth in both new and existing markets. We intend to expand our coverage of core customer segments and markets by leveraging existing products and capabilities while also developing new products and capabilities to meet evolving customer needs in new markets.

There can be no assurance that we will achieve success in implementing any one or more of these strategies as a variety of factors could unfavorably impact operating results, including prolonged difficulties in the global credit markets and a change in the regulatory environment affecting our businesses.

Further projections and discussion on our 2014 outlook for our segments can be found within “Results of Operations”.

Segment and Geographic Data

The relative contribution of our operating segments to operating revenue, operating profit, long-lived assets and geographic area for the three years ended December 31, 2013 is included in Note 11 – Segment and Geographic Information to the consolidated financial statements under Item 8, Consolidated Financial Statements and Supplementary Data, in this Form 10-K.

Our Personnel

As of December 31, 2013, we have approximately 17,000 employees located worldwide, of which approximately 5,700 were employed in the United States.

Available Information

The Company's investor kit includes the current Annual Report, Proxy Statement, Form 10-Qs, Form 10-K, and the current earnings release. For online access to the Digital Investor Kit, go to http://investor.mhfi.com. Requests for printed copies, free of charge, can be e-mailed to investor.relations@mhfi.com or mailed to Investor Relations, McGraw Hill Financial, Inc., 1221 Avenue of the Americas, New York, NY 10020-1095. Interested parties can also call Investor Relations toll-free at 866-436-8502 (domestic callers) or 212-512-2192 (international callers).

Access to more than 10 years of the Company's filings made with the Securities and Exchange Commission is available through the Company's Investor Relations Web site. Go to http://investor.mhfi.com and click on the SEC Filings link. In addition, these filings are available to the public on the Commission's Web site through their EDGAR filing system at www.sec.gov. Interested parties may also read and copy materials that the Company has filed with the Securities and Exchange Commission (“SEC”) at the SEC's public reference room located at 450 Fifth Street, N.W., Room 1024, Washington, D.C. 20549. Please call the Commission at 1-800-SEC-0330 for further information on the public reference room.

Item 1a. Risk Factors
We are providing the following cautionary statements which identify all known material risks, uncertainties and other factors that could cause our actual results to differ materially from historical and expected results.
We operate in the capital, commodities and commercial markets. The capital markets include asset managers, banks, exchanges, issuers and financial advisors; the commodities markets include producers, traders and intermediaries within energy, metals, and agriculture; and the commercial markets include professionals and corporate executives within construction and marketing / research information services. Certain risk factors are applicable to individual markets while other risk factors are applicable company-wide.
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

Exposure to litigation could have a material effect on our financial position and results of operations

•
We are involved in legal actions and claims arising from our business practices, as discussed under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in this Form 10-K and in Note 12 – Commitments and Contingencies to the consolidated financial statements under Item 8, Consolidated Financial Statements and Supplementary Data, in this Form 10-K, and face the risk that additional actions and claims will be filed in the future. Due to the inherent uncertainty of the litigation process, the resolution of any actions or claims that may be brought in the future, or the change in applicable legal standards could have a material effect on our financial position and results of operations.

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

•
Unfavorable financial or economic conditions could also adversely impact S&P DJ Indices, which receives a portion of its revenue from fees based on derivatives trading volumes and index-based ETF assets under management.

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

◦
In addition, new rules adopted by the U.S. Commodity Futures Trading Commission in 2013 affecting transactions in oil derivatives may hinder Platts in relation to its administration of the Platts electronic window (eWindow) as a means of determining price assessments in oil. Similar new rules and regulations in Europe are currently under consideration, albeit on a slower time frame.

◦
On October 5, 2012, IOSCO issued its final report to the G-20, including Principles for Oil Price Reporting Agencies, which sets out principles IOSCO states are intended to enhance the reliability of oil price assessments that are referenced in derivative contracts subject to regulation by IOSCO members. Platts undertook steps to align its operations with the Principles including an assurance review by an external auditor and after doing so believes that the Principles will not have a significant negative impact on its ongoing business operations.

◦	We do not believe that any new regulatory or self-regulatory oversight regime would have a material adverse effect on our financial condition or results of operations.

•	The S&P DJ Indices business is subject to the potential for increasing regulatory review in the United States and abroad.

◦
In July 2013, IOSCO issued its Principles for Financial Benchmarks, which is a set of principles intended to promote the reliability of Benchmark determinations, and address governance, Benchmark quality and accountability mechanisms, including with regard to the indices published by S&P DJ Indices.

◦	S&P DJ Indices is currently undertaking steps to ensure that its operations are aligned with the IOSCO Financial Benchmark Principles.

◦	We do not believe that any new regulatory or self-regulatory oversight regime would have a material adverse effect on our financial condition or results of operations.

Operating Risks

A significant increase in operating costs and expenses could have a material adverse effect on our profitability

•	Our major expenses include employee compensation and capital investments.

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

•
In addition, we have outsourced certain support functions to third-party service providers to achieve cost savings and efficiencies. If the service providers to which we have outsourced these functions to do not perform effectively, we may not be able to achieve the expected cost savings and, depending on the function involved, we may experience business disruption, processing inefficiencies, or harm employee morale.

Item 1b. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters are located in leased premises located at 1221 Avenue of the Americas, New York, NY 10020. We lease office facilities at 96 locations; 35 are in the United States. In addition, we own real property at 6 locations, of which 2 are in the United States. Our properties consist primarily of office space used by each of our segments. We believe that all of our facilities are well maintained and are suitable and adequate for our current needs.

Item 3. Legal Proceedings

Information on our legal proceedings in Note 12 – Commitments and Contingencies under Item 8, Consolidated Financial Statements and Supplementary Data, in this Form 10-K.

Item 4. Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

Name	Age	Position
Douglas L. Peterson	55	President and Chief Executive Officer
Jack F. Callahan, Jr.	55	Executive Vice President and Chief Financial Officer
John L. Berisford	50	Executive Vice President, Human Resources
D. Edward Smyth	64	Executive Vice President, Corporate Affairs and Executive Assistant
		to the President and Chief Executive Officer
Kenneth M. Vittor	64	Executive Vice President and General Counsel

The following executive officers have been full-time employees and officers for less than five years: Mr. Peterson, Mr. Callahan and Mr. Berisford.

Mr. Peterson, prior to becoming President and Chief Executive Officer on November 1, 2013, was President of Standard & Poor's Ratings Services since 2011. Prior to that, he was Chief Operating Officer of Citibank, NA.

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

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

On January 31, 2014, the closing price of our common stock was $76.04 per share as reported on the New York Stock Exchange (“NYSE”) under the ticker symbol “MHFI”. McGraw Hill Financial began trading under its new ticker symbol "MHFI" on May 14, 2013. Previously, the Company's common stock traded on the NYSE under the ticker symbol "MHP". The approximate number of record holders of our common stock as of January 31, 2014 was 3,672. The high and low sales prices of McGraw Hill Financials’ common stock on the NYSE for the past two fiscal years are as follows:

	2013	2012
First Quarter	$58.62 - $42.07	$48.60 - $44.67
Second Quarter	56.55 - 50.51	50.00 - 42.02
Third Quarter	66.96 - 53.45	55.19 - 44.19
Fourth Quarter	78.81 - 65.34	57.44 - 49.56
Year	78.81 - 42.07	57.44 - 42.02

The performance graph below compares our cumulative total shareholder return during the previous five years with a performance indicator of the overall market (i.e., S&P 500), and our peer group. The Peer Group consists of the following companies: Thomson Reuters Corporation, Thomson Reuters PLC (through September 2009), Reed Elsevier NV, Reed Elsevier PLC, Pearson PLC, Moody’s Corporation and Wolters Kluwer. Returns assume $100 invested on December 31, 2008 and total return includes reinvestment of dividends through December 31, 2013.

We expect to continue our policy of paying regular cash dividends, although there is no assurance as to future dividend payments because they depend on future earnings, capital requirements and our financial condition. Regular quarterly dividends per share of our common stock for 2013 and 2012 were as follows:

	2013	2012
$0.280 per quarter in 2013	$1.12
$0.255 per quarter in 2012		$1.02

In addition, as part of our Growth and Value Plan to generate shareholder value, we paid a special dividend of $2.50 per share on our common stock on December 27, 2012 to shareholders of record on December 18, 2012.

On January 29, 2014, the Board of Directors approved an increase in the quarterly common stock dividend from $0.28 per share to $0.30 per share.

Transfer Agent and Registrar for Common Stock

Computershare is the transfer agent for McGraw Hill Financial. Computershare maintains the records for the Company's registered shareholders and can assist with a variety of shareholder related services.

Shareholder correspondence should be mailed to:
Computershare
P.O. Box 30170
College Station, TX 77842-3170

Overnight correspondence should be mailed to:
Computershare
211 Quality Circle, Suite 210
College Station, TX 77845

Investor Centre™ website to view and manage shareholder account online: www.computershare.com/investor

For shareholder assistance:

In the U.S. and Canada:	888-201-5538
Outside the U.S. and Canada:	201-680-6578
TDD for the hearing impaired:	800-231-5469
TDD outside the U.S. and Canada:	201-680-6610
E-mail address:	shareholder@computershare.com
Shareholder online inquiries	https://www-us.computershare.com/investor/Contact

Repurchase of Equity Securities

On December 4, 2013, the Board of Directors approved a new stock repurchase program authorizing the purchase of up to 50 million shares (the "2013 Repurchase Program"), which was approximately 18% of the company's outstanding shares at that time. During the fourth quarter of 2013, we did not repurchase any shares under the 2013 Repurchase Program and, as of December 31, 2013, 50 million shares remained under the 2013 Repurchase Program.

During the fourth quarter of 2013, we repurchased 1.9 million shares under the 2011 stock repurchase program which completed the outstanding authorization with this program. This repurchase program, approved by the Board of Directors on June 29, 2011, authorized the purchase of up to 50 million shares, which was approximately 17% of the total shares of our outstanding common stock at that time.

Repurchased shares may be used for general corporate purposes, including the issuance of shares for stock compensation plans and to offset the dilutive effect of the exercise of employee stock options. The 2013 Repurchase Program has no expiration date and purchases under this program may be made from time to time on the open market and in private transactions, depending on market conditions.

The following table provides information on our purchases of our outstanding common stock during the fourth quarter of 2013 pursuant to the 2011 and 2013 Repurchase Programs (column c). In addition to these purchases, the number of shares in column (a) include: 1) shares of common stock that are tendered to us to satisfy our employees’ tax withholding obligations in connection with the vesting of awards of restricted shares (we repurchase such shares based on their fair market value on the vesting date), and 2) shares deemed surrendered to us to pay the exercise price and to satisfy our employees’ tax withholding obligations in connection with the exercise of employee stock options. There were no other share repurchases during the quarter outside the repurchases noted below.

(amounts in millions, except per share price)

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs	(d) Maximum Number of Shares that may yet be Purchased Under the Programs
Oct. 1 — Oct. 31, 2013	0.3	$70.58	0.3	1.6
Nov. 1 — Nov. 30, 2013	0.7	71.63	0.7	0.9
Dec. 1 — Dec. 31, 2013	1.0	74.73	0.9	50.0
Total — Qtr	2.0	$73.07	1.9	50.0

Item 6. Selected Financial Data

(in millions, except per share data)	2013		2012		2011		2010		2009
Income statement data:
Revenue	$4,875		$4,450		$3,954		$3,639		$3,483
Operating profit	1,405		1,211		1,077		1,026		953
Income from continuing operations before taxes on income	1,346	[1]	1,130	[2]	1,000	[3]	943	[4]	876	[5]
Provision for taxes on income	443		404		374		344		315
Net income from continuing operations attributable to McGraw Hill Financial, Inc.	812		676		607		582		546
Earnings per share from continuing operations attributable to the McGraw Hill Financial, Inc. common shareholders:
Basic	2.96		2.43		2.03		1.88		1.75
Diluted	2.90		2.37		2.00		1.86		1.74
Dividends per share	1.12		1.02		1.00		0.94		0.90
Special dividend declared per common share			2.50
Operating statistics:
Return on average equity [6]	134.2%		40.5%		48.2%		40.4%		45.7%
Income from continuing operations before taxes on income as a percent of revenue from continuing operations	27.6%		25.4%		25.3%		25.9%		25.1%
Net Income from continuing operations as a percent of revenue from continuing operations	18.5%		16.3%		15.8%		16.5%		16.1%
Balance sheet data: [7]
Working capital	$564		$(1,044)		$(845)		$262		$2
Total assets	6,061		5,122		4,112		4,664		4,010
Total debt	799		1,256		1,198		1,198		1,198
Redeemable noncontrolling interest	810		810		—		—		—
Equity	1,344		840		1,584		2,292		1,929
Number of employees	17,000		16,600		16,300		14,400		14,700

[1]
Includes the impact of the following items: $77 million pre-tax legal settlements, $64 million charge for Growth and Value Plan costs, a $36 million non-cash impairment charge related to the facilities and associated infrastructure of one of our data centers that we are in the process of selling, a $28 million restructuring charge in the fourth quarter primarily related to severance, $13 million related to terminating various leases as we reduce our real estate portfolio and a $24 million net gain from our dispositions.

[2]
Includes the impact of the following items: $135 million charge for Growth and Value Plan costs, a $68 million restructuring charge, transaction costs of $15 million for our S&P Dow Jones Indices LLC joint venture, an $8 million charge related to a reduction in our lease commitments, partially offset by a vacation accrual reversal of $52 million.

[3]	Includes the impact of a $32 million restructuring charge and a $10 million charge for Growth and Value Plan costs.

[4]
Includes the impact of the following items: a $16 million charge for subleasing excess space in our New York facilities, an $11 million restructuring charge and a $7 million gain on the sale of certain equity interests at S&P Ratings.

[5]	Includes the impact of the following items: a $14 million loss on the sale of Vista Research, Inc., an $11 million gain on the sale of BusinessWeek and a $4 million net restructuring charge.

[6]	Includes the impact of the gain on sale of McGraw-Hill Eduction in 2013 and the gain on sale of the Broadcasting Group in 2011.

[7]	Excludes discontinued operations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management Discussion and Analysis (“MD&A”) provides a narrative of the results of operations and financial condition of McGraw Hill Financial, Inc. (together with its consolidated subsidiaries, the “Company,” “we,” “us” or “our”) for the years ended December 31, 2013 and 2012, respectively. The MD&A should be read in conjunction with the consolidated financial statements and accompanying notes included in this Form 10-K for the year ended December 31, 2013, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
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

OVERVIEW

We are a leading ratings, benchmarks and analytics provider serving the global capital, commodities and commercial markets. The capital markets include asset managers, banks, exchanges, issuers and financial advisors; the commodities markets include producers, traders and intermediaries within energy, metals, and agriculture; and the commercial markets include professionals and corporate executives within automotive, construction and marketing / research information services.

Our operations consist of four reportable segments: Standard & Poor’s Ratings (“S&P Ratings”), S&P Capital IQ, S&P Dow Jones Indices ("S&P DJ Indices") and Commodities & Commercial (“C&C”).

•	S&P Ratings is an independent provider of credit ratings, research and analytics, offering investors and market participants information, ratings and benchmarks.

•	S&P Capital IQ is a global provider of multi-asset-class data, research and analytical capabilities, which integrate cross-asset analytics and desktop services.

•	S&P DJ Indices is a global index provider that maintains a wide variety of valuation and index benchmarks for investment advisors, wealth managers and institutional investors.

•
C&C consists of business-to-business companies specializing in commercial and commodities markets that deliver their customers access to high-value information, data, analytic services and pricing benchmarks.

On March 22, 2013, we completed the sale of McGraw-Hill Education ("MHE") to investment funds affiliated with Apollo Global Management, LLC for a purchase price of $2.4 billion in cash. We recorded an after-tax gain on the sale of $589 million, which is included in income from discontinued operations, net of tax in the consolidated statement of income for the year ended December 31, 2013. We have used a portion of the after-tax proceeds from the sale to pay down short-term debt, for the special dividend paid in 2012, and to continue share repurchases. We intend to continue to use a portion of the after-tax proceeds to make selective acquisitions and investments.

The completion of the sale was a key milestone in our Growth and Value Plan that we began in September of 2011. In addition to the sale, we were also successful in other Growth and Value Plan objectives, including, increased shareholder return, investments in targeted financial assets, divested selected non-core assets and reductions in our real estate portfolio.

Increased Shareholder Return
During the three years ended December 31, 2013, we have returned $4.4 billion to our shareholders through a combination of share repurchases, our quarterly dividend and a special dividend.

We completed share repurchases of $2.8 billion and distributed regular quarterly dividends totaling approximately $900 million during the three years ended December 31, 2013. On December 6, 2012, our Board of Directors approved a special dividend in the amount of $2.50 per share on our common stock, payable on December 27, 2012 to shareholders of record on December 18, 2012. This returned an additional approximately $700 million to our shareholders. Also, on January 29, 2014, the Board of Directors approved an increase in the quarterly common stock dividend from $0.28 per share to $0.30 per share.

Investments in Targeted Financial Assets / Divested Selected Non-Core Assets
We continued to execute our strategy of exiting non-core assets while investing for growth in markets that have size and scale.

During 2013, we acquired approximately 11 million equity shares representing 15.07% of CRISIL's total outstanding equity shares for $214 million, increasing our ownership percentage in CRISIL to 67.84% from 52.77%.

In 2013, we also completed certain dispositions of our non-core assets that allow us to apply greater focus on our high-growth, high-margin benchmark businesses.

•	C&C — we completed the sale of Aviation Week to Penton, a privately held business information company;

•	S&P Capital IQ — we completed the sale of Financial Communications as well as the closure of several non-core businesses.

During 2012, we completed several acquisitions that we believe position us for long-term growth across all our segments.

•	S&P DJ Indices — our transaction with CME Group, Inc. and CME Group Index Services LLC to form a new company, S&P Dow Jones Indices LLC;

•
S&P Capital IQ — Credit Market Analysis Limited, a provider of independent data concerning the over-the-counter markets; QuantHouse, an independent global provider of end-to-end systematic low-latency market data solutions; and R² Technologies, a provider of advanced risk and scenario-based analytics;

•	C&C — Kingsman SA, a privately-held, Switzerland-based provider of price information and analytics for the global sugar and biofuels markets;

•	S&P Ratings — Coalition Development Ltd., a privately-held U.K. analytics company.

On December 30, 2011, we completed the sale of our Broadcasting Group, previously included in our C&C segment.

Refer to Note 2 – Acquisitions and Divestitures to our consolidated financial statements for further discussion.

Key Results

(in millions)	Years ended December 31,			% Change [1]
	2013	2012	2011	’13 vs ’12	’12 vs ’11
Revenue	$4,875	$4,450	$3,954	10%	13%
Operating profit	$1,405	$1,211	$1,077	16%	12%
% Operating margin	29%	27%	27%
Diluted EPS from continuing operations	$2.90	$2.37	$2.00	22%	19%

[1]	% changes in the tables throughout the MD&A are calculated off of the actual number, not the rounded number presented.

2013

S&P Ratings — Revenue and operating profit increased 12% and 18%, respectively. Revenue growth was driven by strong high-yield and investment grade corporate bond issuance in the U.S. in the first half of 2013 and in Europe for the full year driven by refinancing activity and increases in bank loan ratings and structured finance. Revenue growth in the first half of 2013 was partially offset by a decrease in U.S. corporate bond issuance in the second half of the year. Operating profit increased compared to 2012 primarily due to the increases in revenue, the gain on sale of an equity investment held by CRISIL and favorable foreign exchange rates. These increases were partially offset by increased compliance and regulatory costs, higher incentive costs due to improved performance, higher advertising expenses and the impact of CRISIL's acquisition of Coalition Development Ltd. in July of 2012.

S&P Capital IQ — Revenue and operating profit increased 4% and 1%, respectively. The revenue increase was primarily attributable to growth at Capital IQ driven by market share gains and increased contract values for existing accounts and increases in our subscription base for RatingsXpress®. Operating profit benefited from revenue increases and lower expenses resulting from the closure of several non-core businesses, reduced outside consulting fees, lower restructuring costs and a favorable impact from foreign exchange rates. These increases to operating profit were partially offset by higher incentive costs due to increased performance, increased cost of sales for exchange fees incurred by QuantHouse and costs related to additional headcount in developing regions.

S&P DJ Indices — Revenue and operating profit increased 27% and 31%, respectively. The revenue increases were primarily due to revenue from our S&P Dow Jones Indices LLC joint venture. Excluding revenue from the joint venture, revenue increased due to higher average levels of assets under management for exchange traded funds ("ETF") products. Operating profit increased primarily due to the increases in revenue, partially offset by the impact of higher data fees, increased incentive costs due to improved financial performance and higher marketing costs due to increased advertising levels as building the S&P DJ Indices brand was a focus in 2013. The increase in 2013 was also partially offset by the impact of a full year of expenses for our S&P Dow Jones Indices LLC joint venture. Additionally, we incurred a $26 million non-cash impairment charge associated with an intangible asset acquired through the formation of our S&P Dow Jones Indices LLC joint venture.

C&C — Revenue and operating profit increased 4% and 25%, respectively. The revenue increase was primarily driven by continued demand for Platts’ proprietary content as annualized contract values increased and increases at J.D. Power, partially offset by declines at McGraw-Hill Construction. Operating profit increased due to the increases in revenue, the gain on the sale of Aviation Week and lower expenses at J.D. Power and McGraw-Hill Construction. Operating profit was partially offset by additional headcount and other operating costs to support business growth at Platts.

2012

S&P Ratings — Revenue and operating profit increased 15% and 18%, respectively. Revenue growth was driven by strong high-yield and investment grade corporate bond issuance related to robust refinancing activity and increases in bank loan ratings and structured finance. The increase was also impacted by increases in public finance driven by strong municipal bond issuance in the United States. Operating profit increased compared to 2011 primarily due to the increases in revenue, partially offset by higher incentive costs due to improved financial performance, an increase in legal expenses, restructuring charges of $15 million in the second half of 2012 and unfavorable foreign exchange rates.

S&P Capital IQ — Revenue increased 9%, while operating profit decreased 3%, respectively. The revenue increase was primarily attributable to growth at Capital IQ driven by market share gains and increased contract values for existing accounts; and increases in our subscription base for RatingsDirect®. Operating profit was significantly impacted by restructuring charges of $19 million recorded in the second half of 2012, as well as increased costs to further develop our content and software. The acquisitions of R2 Technologies in February 2012, QuantHouse in April 2012 and Credit Market Analysis Limited ("CMA") in June 2012 also impacted the results, particularly amortization charges relating to the intangible assets.

S&P DJ Indices — Revenue and operating profit increased 20% and 12%, respectively. The revenue increases were primarily due to revenue from our S&P Dow Jones Indices LLC joint venture. Excluding revenue from the joint venture, revenue increased 3%, primarily due to higher average levels of assets under management for ETF products and higher mutual fund revenue. Operating profit was significantly impacted by expenses for our joint venture, higher data fees and additional personnel costs for targeted staff increases to drive future growth.

C&C — Revenue and operating profit increased 9% and 38%, respectively. These increases were primarily driven by continued demand for Platts’ proprietary content as annualized contract values increased; growth across our automotive sectors at J.D. Power, primarily in Asia and the United States; and a strong focus on the management of expenses across the brands. Partially offsetting the growth in the segment were additional costs related to revenue growth, incentive costs at Platts and J.D. Power and restructuring charges of $12 million recorded in the second half of 2012.

Outlook

We strive to be the leading provider of essential intelligence such as ratings, benchmarks and analytics to the global capital and commodities markets. We also seek to leverage the strength of our globally recognized brands and content to promote sustainable growth by bringing transparency and independent insights to the markets we serve.

With the successful completion of the Growth & Value Plan, we are aligning our efforts against two key strategic priorities, growth and performance.

We will strive to deliver on our strategic priorities through a clear set of growth drivers which are underpinned by excellence in management and execution.

We believe the key drivers of our growth are:

•	Serving our customers with innovative, must-have solutions;

•	Leveraging our unique portfolio of powerful brands and distinctive opportunities in the financial and commodity markets; and

•	Winning as a dynamic, global company.

We believe the key elements of management and execution are:

•	Ensuring quality and excellence in everything we do;

•	Attracting and developing top-performing people; and

•	Delivering together as one connected company.

Integrating and leveraging our key capabilities will also be critical to improving performance and delivering against our strategic priorities. We will strive to enhance analytical and product quality through technology, data and process improvements. Our businesses will also strive to continue to extend efforts in external outreach and advocacy, control and compliance. We will seek to further engage the customer by strengthening our sales, customer service, customer management processes and global operations. Finally, we will look to continue to put efforts and resources into developing high-performing talent driving to a common purpose.

We believe our strategic priorities are designed to deliver global growth in both new and existing markets. We intend to expand our coverage of core customer segments and markets by leveraging existing products and capabilities while also developing new products and capabilities to meet evolving customer needs in new markets.

There can be no assurance that we will achieve success in implementing any one or more of these strategies as a variety of factors could unfavorably impact operating results, including prolonged difficulties in the global credit markets and a change in the regulatory environment affecting our businesses.

Further projections and discussion on our 2014 outlook for our segments can be found within “Segment Review”.

RESULTS OF OPERATIONS

Consolidated Review

(in millions)	Years ended December 31,			% Change
	2013	2012	2011	'13 vs '12	'12 vs '11
Revenue	$4,875	$4,450	$3,954	10%	13%
Expenses:
Operating-related expenses	1,584	1,486	1,387	7%	7%
Selling and general expenses	1,737	1,664	1,377	4%	21%
Depreciation and amortization	137	141	126	(3)%	12%
Total expenses	3,458	3,291	2,890	5%	14%
Other loss (income)	12	(52)	(13)	N/M	N/M
Operating profit	1,405	1,211	1,077	16%	12%
Interest expense, net	59	81	77	(26)%	4%
Provision for taxes on income	443	404	374	9%	8%
Income from continuing operations	903	726	626	24%	16%
Discontinued operations, net	563	(234)	308	N/M	N/M
Less: net income from continuing operations attributable to noncontrolling interests	(91)	(50)	(19)	81%	N/M
Less: net loss (income) from discontinuing operations attributable to noncontrolling interests	1	(5)	(4)	N/M	6%
Net income attributable to McGraw Hill Financial, Inc.	$1,376	$437	$911	N/M	(52)%
N/M - not meaningful

Revenue

(in millions)	Years ended December 31,			% Change
	2013	2012	2011	’13 vs ’12	’12 vs ’11
Subscription / Non-transaction revenue	$2,978	$2,777	$2,608	7%	6%
Non-subscription / Transaction revenue	$1,897	$1,673	$1,346	13%	24%

Domestic revenue	$2,892	$2,684	$2,373	8%	13%
International revenue	$1,983	$1,766	$1,581	12%	12%

2013
Revenue increased $425 million or 10% as compared to 2012. Subscription / non-transaction revenue increased primarily due to increases in non-issuance related revenue for corporate ratings, primarily for entity credit ratings and increased ratings evaluation services ("RES") activity, continued demand for Platts' proprietary content, growth at Capital IQ driven by market share gains and increased contract values for existing accounts and an increase in our subscription base at RatingsXpress®. Non-subscription / transaction revenue also increased due to strong high-yield corporate bond issuance in the U.S. during the first half of 2013 and in Europe for the full year resulting from refinancing activity, increases in bank loan ratings, growth in structured finance and higher assets under management for ETF products at S&P DJ Indices. See "Segment Review" below for further information.

Foreign exchange rates had an unfavorable impact of $10 million on revenue. This impact refers to constant currency comparisons estimated by re-calculating current year results of foreign operations using the average exchange rate from the prior year.

2012
Revenue increased $496 million or 13% as compared to 2011, primarily due to strong high-yield investment grade corporate bond issuance, which impacted non-subscription / transaction revenue; growth in our global commodities products; growth for our

Capital IQ product, strong municipal bond issuance in the U.S. and increases in bank loan ratings; increases in the subscription base at RatingsXpress®; and recent acquisitions, including, QuantHouse in April 2012 and CMA and our S&P Dow Jones Indices LLC joint venture in June 2012. See “Segment Review” below for further information.

Foreign exchange rates had an unfavorable impact of $40 million on revenue.

Total Expenses

The following tables provide an analysis by segment of our operating-related expenses and selling and general expenses for the years ended December 31, 2013 and 2012:

(in millions)	2013		2012		% Change
	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses
S&P Ratings	$770	$477	$692	$450	11%	6%
S&P Capital IQ	490	416	455	410	8%	1%
S&P DJ Indices [1]	79	127	72	96	10%	32%
C&C	323	368	337	365	(4)%	1%
Intersegment eliminations	(76)	—	(69)	—	(11)%	—%
Total segments	1,586	1,388	1,487	1,321	7%	5%
Corporate [2]	(2)	349	(1)	343	N/M	2%
	$1,584	$1,737	$1,486	$1,664	7%	4%

[1]
In 2013, selling and general expenses includes a $26 million non-cash impairment charge associated with an intangible asset acquired through the formation of our S&P Dow Jones Indices LLC joint venture. In 2012, selling and general expenses includes transaction costs of $15 million for our S&P Dow Jones Indices LLC joint venture.

[2]
In 2013, selling and general expenses primarily include pre-tax legal settlements of approximately $77 million, $64 million for our Growth and Value Plan, restructuring charges and charges related to our reduction in our real estate portfolio. In 2012, selling and general expenses includes expenses of $156 million for our Growth and Value Plan partially offset by a vacation accrual reversal of $52 million. These Growth and Value Plan costs primarily include professional fees and charges associated with our outsourcing initiatives and 2012 also includes severance charges, a charge related to a reduction in our lease commitments and transaction costs for our S&P Dow Jones Indices LLC joint venture.

Operating-Related Expenses
Operating-related expenses increased $98 million or 7% as compared to 2012, primarily driven by increased costs at S&P Ratings and S&P Capital IQ. At S&P Ratings the increases were primarily a result of higher personnel costs, including incentive compensation. At S&P Capital IQ the increases were primarily a result of additional headcount in developing regions and costs to further develop our content and purchase new data sets. This was partially offset by lower compensation expense at C&C due to a reduction in headcount from recent restructuring actions.

Intersegment eliminations relates to a royalty charged to S&P Capital IQ for the rights to use and distribute content and data developed by S&P Ratings.

Selling and General Expenses
Selling and general expenses were impacted by Growth and Value Plan related costs of $64 million and $226 million for 2013 and 2012, respectively. 2013 costs were primarily driven by additional professional fees and costs related to our separation from MHE. 2012 costs primarily include professional fees, charges associated with our outsourcing initiatives, severance charges, a charge related to a reduction in our lease commitments and transaction costs for our S&P Dow Jones Indices LLC joint venture. Additionally, 2013 was also impacted by pre-tax legal settlements of approximately $77 million and charges we recorded in the fourth quarter of 2013 as we continued to evaluate our remaining cost structure, particularly in light of recent divestitures.
This resulted in $28 million of restructuring charges, primarily related to severance, associated with streamlining our management structure and our decision to exit non-strategic businesses; and $13 million related to terminating various leases as we reduce our real estate portfolio.

Excluding these costs, selling and general expenses increased compared to 2012, primarily due to higher costs associated with increased sales and additional incentive compensation driven by improved performance at S&P Ratings and S&P DJ Indices. The increase in 2013 at S&P DJ Indices was also impacted by a $26 million non-cash impairment charge associated with an intangible asset acquired through the formation of our S&P Dow Jones Indices LLC joint venture.

Depreciation and Amortization
Depreciation and amortization decreased $4 million or 3% as compared to 2012, primarily due to asset write offs in 2013 as we consolidated office locations, partially offset by additional intangible asset amortization related to our acquisitions in 2012.

The following tables provide an analysis by segment of our operating-related expenses and selling and general expenses for the years ended December 31, 2012 and 2011:

(in millions)	2012		2011		% Change
	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses
S&P Ratings	$692	$450	$646	$361	7%	25%
S&P Capital IQ	455	410	382	392	19%	5%
S&P DJ Indices [1]	72	96	75	56	(4)%	71%
C&C	337	365	351	356	(4)%	3%
Intersegment eliminations	(69)	—	(63)	—	(10)%	—%
Total segments	1,487	1,321	1,391	1,165	7%	13%
Corporate [2]	(1)	343	(4)	212	(75)%	62%
	$1,486	$1,664	$1,387	$1,377	7%	21%

[1]	In 2012, selling and general expenses includes transaction costs of $15 million for our S&P Dow Jones Indices LLC joint venture.

[2]
In 2012, selling and general expenses includes expenses of $156 million for our Growth and Value Plan, including costs related to the separation of MHE, restructuring costs and other related non-recurring costs, partially offset by a vacation accrual reversal of $52 million.

Operating-Related Expenses
Operating-related expenses increased $99 million or 7% as compared to 2011, primarily driven by increased costs at S&P Ratings of $46 million or 7% and S&P Capital IQ of $73 million or 19%. These increases were primarily a result of higher personnel costs, including incentive compensation, at S&P Ratings and global staff increases at S&P Capital IQ. This was partially offset by lower compensation expense at C&C of $6 million or 8% due to a reduction in headcount from recent restructuring actions.

Intersegment eliminations relates to a royalty charged to S&P Capital IQ for the rights to use and distribute content and data developed by S&P Ratings.

Selling and General Expenses
During 2012, we recorded $226 million of Growth and Value Plan related costs necessary to enable separation and reduce our cost structure, which includes professional fees, severance charges, transaction costs for our S&P Dow Jones Indices LLC joint venture and a charge related to a reduction in our lease commitments. Excluding these costs and $10 million of Growth and Value Plan costs for 2011, selling and general expenses increased $71 million as compared to 2011, due to higher costs associated with increased sales and additional stock-based compensation, mainly due to higher expected performance achievement and an increase in the grant price of our equity awards. Personnel costs increased $44 million at S&P Ratings, $20 million at C&C, $7 million at S&P DJ Indices and $4 million at S&P Capital IQ as revenue growth improved 15%, 9%, 20% and 9%, respectively. In addition, S&P Ratings had increased legal costs as compared to 2011.

Total costs incurred since the Growth and Value Plan was announced in September of 2011 have been $361 million, of which $300 million have been recorded in continuing operations and $61 million have been recorded in discontinued operations. These are costs that have been necessary to enable separation, reduce our cost structure, accelerate growth and increase shareholder value.

Depreciation and Amortization
Depreciation and amortization increased $15 million or 12% as compared to 2011, primarily due to additional intangible asset amortization related to our recent acquisitions, partially offset by reduced purchases of furniture and computer equipment last year as we focused on continued cost controls.

Other Loss (Income)

During 2013, we recorded a net pre-tax loss of $12 million within other loss (income) in the consolidated statement of income:

•
During the fourth quarter of 2013, we recognized a non-cash impairment charge of $36 million related to the facilities and associated infrastructure of one of our data centers that we are in the process of selling.

•	On September 30, 2013, we completed the sale of Financial Communications, which was part of our S&P Capital IQ segment.

•	On August 27, 2013, CRISIL sold its 49% equity interest in India Index Services & Products Ltd. This investment was held within our S&P Ratings segment.

•	On August 1, 2013, we completed the sale of Aviation Week within our C&C segment to Penton, a privately held business information company.

In the fourth quarter of 2012, we recorded a pre-tax gain of $52 million within other loss (income) in the consolidated statement of income related to a change in our vacation policy. The change in our vacation policy modified the number of days that employees are entitled to for unused vacation time upon termination of employment as they will only be paid for vacation days equivalent to what they have earned in the current year.

During 2011, we recorded a pre-tax gain of $13 million within other loss (income) in the consolidated statement of income, which related to the sale of our interest in LinkedIn Corporation in their initial public offering. This investment was held within our C&C segment.

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

(in millions)	Years ended December 31,			% Change
	2013	2012	2011	'13 vs '12	'12 vs '11
S&P Ratings	$1,000	$849	$720	18%	18%
S&P Capital IQ	211	208	214	1%	(3)%
S&P DJ Indices	278	212	189	31%	12%
C&C	311	248	180	25%	38%
Total segment operating profit	1,800	1,517	1,303	19%	16%
Unallocated expense [1]	(395)	(306)	(226)	29%	36%
Total operating profit	$1,405	$1,211	$1,077	16%	12%

[1]
Includes depreciation expense and expenses for our Growth and Value Plan, including restructuring costs and other related non-recurring costs. 2013 also includes a charge related to pre-tax legal settlements, a non-cash impairment charge related to the facilities and associated infrastructure of one of our data centers that we are in the process of selling and charges related to a reduction in our real estate portfolio. 2012 includes a benefit related to a vacation accrual reversal.

2013

Segment Operating Profit — Increased $283 million, or 19% as compared to 2012. Segment operating income margins were 37% and 34% for 2013 and 2012, respectively. Substantial revenue growth at corporate ratings and S&P DJ Indices, and strong demand for Platts' proprietary content were the primary drivers of the increase. See “Segment Review” below for further information.

Unallocated Expense — Increased by $89 million or 29% as compared to 2012. Unallocated expense was impacted by Growth and Value related plan costs at our corporate headquarters of $64 million in 2013 and $156 million in 2012. Unallocated expense in 2013 was also impacted by pre-tax legal settlements of approximately $77 million, a $36 million non-cash impairment charge related to the facilities and associated infrastructure of one of our data centers that we are in the process of selling and $13 million related to terminating various leases as we reduce our real estate portfolio. In 2012, unallocated expense was partially offset by a vacation accrual reversal of $52 million. Excluding these items, unallocated expense increased slightly compared to 2012, primarily due to increased unoccupied office space.

Foreign exchange rates had a favorable impact of $20 million on operating profit for 2013. This impact refers to constant currency comparisons and the remeasurement of monetary assets and liabilities. Constant currency impacts are estimated by re-calculating current year results of foreign operations using the average exchange rate from the prior year. Remeasurement impacts are based on the variance between current-year and prior-year foreign exchange rate fluctuations on assets and liabilities denominated in currencies other than the individual business' functional currency.

2012

Segment Operating Profit — Increased $214 million, or 16% as compared to 2011. Segment operating income margins were 34% and 33% for 2012 and 2011, respectively. Restructuring charges and other non-recurring charges as noted above mitigated the margin improvement for the period. See “Segment Review” below for further information. In addition, segment operating profit benefited from reduced pension costs as we froze our U.S. Employee Retirement Plan effective on April 1, 2012.

Unallocated Expense — Increased by $80 million or 36% as compared to 2011, mainly as a result of $156 million of Growth and Value Plan related costs necessary to enable separation and reduce our cost structure, which includes professional fees of $117 million and restructuring charges of $21 million. This was partially offset by a vacation accrual reversal of $52 million. Unallocated expenses also includes an increase for costs that were previously allocated to MHE, such as costs for centralized departments, that could not be classified as discontinued operations due to the nature of the expense.

Foreign exchange rates had an unfavorable impact of $6 million on operating profit for 2012.

Interest Expense, net

Net interest expense for 2013 decreased 26% as compared to 2012, primarily driven by the maturity of our $400 million, 5.375% Senior Notes on November 15, 2012. Net interest expense for 2012 increased 4% as compared to 2011, primarily due to increased interest expense related to uncertain tax positions, as well as lower international interest income from our investments in 2012 compared with 2011.

Provision for Income Taxes

Our effective tax rate from continuing operations was 32.9%, 35.8% and 37.4% for 2013, 2012 and 2011, respectively. The decrease in the 2013 effective tax rate from the prior year period was primarily due to the full year effect of the partnership structure of the S&P Dow Jones Indices LLC joint venture, an increase in income in lower tax rate jurisdictions and tax planning. The decrease in the 2012 effective tax rate from the prior year period was primarily due to the partnership structure of the S&P Dow Jones Indices LLC joint venture, the Growth and Value Plan and restructuring costs incurred primarily in the United States.

Including discontinued operations, the effective tax rate was 33.1%, 45.8% and 36.5% for 2013, 2012 and 2011, respectively. The decrease in the 2013 and the increase in the 2012 effective tax rates including discontinued operations was primarily due to the goodwill impairment recorded at MHE in 2012. Additionally, the 2013 effective tax rate including discontinued operations was favorably impacted by the items listed above for continuing operations.

Discontinued Operations, net

2013
Income from discontinued operations was $563 million in 2013 as compared to a loss from discontinued operations of $234 million in 2012, primarily as a result of an after-tax gain of $589 million recorded on the sale of MHE in 2013.

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

Non-recurring items impacting the loss from discontinued operations in 2012 included:

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

(in millions)	Years ended December 31,			% Change
	2013	2012	2011	’13 vs ’12	’12 vs ’11
Revenue:
Transaction	$1,035	$903	$651	15%	39%
Non-transaction	1,239	1,131	1,116	10%	1%
Total revenue	$2,274	$2,034	$1,767	12%	15%
% of total revenue:
Transaction	46%	44%	37%
Non-transaction	54%	56%	63%

Domestic revenue	$1,214	$1,102	$910	10%	21%
International revenue	$1,060	$932	$857	14%	9%

Operating profit	$1,000	$849	$720	18%	18%
% Operating margin	44%	42%	41%

Revenue

2013
Both transaction and non-transaction revenue grew compared to 2012, with transaction revenue growing at a higher rate. Additionally, both domestic and international revenue in 2013 grew compared to 2012, with international growing at a faster pace reflecting strong growth in Europe as the economic outlook has improved.

Transaction revenue grew in 2013 due to strong high-yield corporate bond issuance in the U.S. during the first half of 2013 and in Europe for the full year, driven by refinancing activity and borrowers taking advantage of lower rates. Increases in U.S. and Europe bank loan ratings resulting from refinancing activity also contributed to the full year increase. These increases were partially offset by a decline in U.S. corporate bond issuance in the second half of the year, reflecting interest rate volatility in the early part of the third quarter of 2013 and challenging comparisons to 2012 related to robust refinancing activity. Additionally, transaction revenue was favorably impacted by growth in structured finance revenues driven primarily by increased issuance of U.S. collateralized loan obligations ("CLO") and U.S. commercial mortgage-backed securities.

Non-transaction revenue increased in 2013 due to growth in non-issuance related revenue for corporate ratings, primarily for entity credit ratings in the U.S. and Europe and increased RES activity. Additionally, CRISIL's acquisition of Coalition Development Ltd. in July of 2012 had a favorable impact. Non-transaction revenue includes an intersegment royalty charged to S&P Capital IQ for the rights to use and distribute content and data developed by S&P Ratings. Royalty revenue for 2013 and 2012 was $72 million and $69 million, respectively.

Foreign exchange rates had an unfavorable impact of $5 million on revenue for 2013.

2012
Transaction revenue grew significantly in 2012 as compared to 2011 driven by strong high-yield and investment grade corporate bond issuance related to robust refinancing activity. Borrowers took advantage of low rates replacing existing bonds with cheaper debt, particularly in the second half of 2012 as issuers refinanced in advance of the uncertainty surrounding the U.S. fiscal cliff and Presidential election. The significant increase was also attributable to weak results in the second half of 2011 resulting from the impacts of the sovereign difficulties in Europe and a slow economic recovery. Additionally, increases in 2012 in public finance contributed to growth in transaction revenue, primarily from strong municipal bond issuance in the U.S. as refunding activity increased dramatically over 2011. Strong growth in bank loan ratings, resulting from a favorable interest rate environment, was also a key driver contributing to the growth in structured finance revenues, specifically an increase in U.S. CLO transaction revenue. U.S. asset backed securities ("ABS") transaction revenue also increased due to favorable spreads, expansion of both bank and non-bank issuance and solid refinancing activity of student loans.

Non-transaction revenue remained relatively flat in 2012 as growth in non-issuance related revenue at corporate ratings, primarily for entity credit ratings and RES, was offset by declines in annual fees and program fees in structured finance. Annual fees include surveillance fees and other customer relationship-based fees. Additionally, CRISIL's acquisition of Coalition Development Ltd. in July of 2012 had a favorable impact on non-transaction revenue in 2012. Non-transaction revenue includes an intersegment royalty charged to S&P Capital IQ for the rights to use and distribute content and data developed by S&P Ratings. Royalty revenue for 2012 and 2011 was $69 million and $63 million, respectively.

Foreign exchange rates had an unfavorable impact of $37 million on revenue for 2012.

Operating Profit

2013
Operating profit increased compared to 2012 due to the increases in revenue as noted above. Additionally, the gain on sale of an equity investment held by CRISIL of $16 million in 2013 and the favorable impact from foreign exchange rates of $11 million also contributed to the increase in operating profit. These increases were partially offset by increased compliance and regulatory costs, higher incentive costs due to improved performance, increased advertising expenses, higher technology investments and CRISIL's acquisition of Coalition Development Ltd. in July of 2012.

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

	2013 Compared to 2012
Corporate Issuance	U.S.	Europe
High-Yield Issuance	(6)%	92%
Investment Grade	9%	(13)%
Total New Issue Dollars—Corporate Issuance	5%	(5)%

•
Corporate issuance in the U.S. was up as an increase in investment grade debt issuance driven by a number of large issuance deals was offset by a decrease in high-yield debt issuance driven by interest rate volatility that occurred in the early part of the third quarter of 2013. High-yield debt issuance and investment-grade debt issuance comparisons reflect high volumes experienced in the second half of 2012 as issuers refinanced in advance of the uncertainty surrounding the U.S. fiscal cliff and Presidential election.

•
Corporate issuance in Europe was down driven by weakness in investment grade issuance reflecting difficult comparisons to 2012 and the fact that many companies had already met their refinancing needs. The decreases were partially offset by strong high-yield debt issuance reflecting issuers taking advantage of improving economic conditions.

	2013 Compared to 2012
Structured Finance	U.S.	Europe
Asset-Backed Securities (“ABS”)	(2)%	—%
Collateralized Debt Obligations (“CDO”)	63%	**
Commercial Mortgage-Backed Securities (“CMBS”)	76%	**
Residential Mortgage-Backed Securities (“RMBS”)	31%	(56)%
Covered Bonds	*	(19)%
Total New Issue Dollars—Structured Finance	24%	(18)%

*	Represents no activity in 2013 and low issuance levels in 2012.

**	Represents low issuance levels in 2012.

•
ABS issuance in the U.S. was down slightly due to a decline in student loans and auto activity, partially offset by an increase in credit card activity. Student loan activity was down due to a lower level of Federal Family Education Loan Program ("FFELP") refinancing and a smaller volume of private market deals. Despite solid auto sales and growth in sub-prime lending, auto volumes declined as prime issuers shifted more funding to unsecured markets. The increase in credit card activity was partially driven by banks being more active in an effort to diversify and take advantage of favorable spreads. ABS issuance in Europe was flat as increased activity in the second half of the year reflecting improving economic conditions was offset by declines in the first half of 2013.

•
Issuance was up in the U.S. CDO market driven by corporate loan activity which benefited from strong credit performance and lower default rates, as new collateral managers entered the market and market participants issued ahead of regulatory changes. European issuance in the CDO market was minimal, however, issuance levels improved in 2013.

•	CMBS issuance was up in the U.S. due to improving sector fundamentals resulting in more attractive spreads. European CMBS issuance was also up, although off of a low 2012 base.

•
RMBS volume is up in the U.S. due to a slow revival of the non-agency private-label market driven by a small number of repetitive issuers and new entrants coming into the market. Despite relatively strong market fundamentals in Europe, issuance was down reflecting issuers taking advantage of the Bank of England's Funding for Lending Scheme.

•
Covered bond issuance (which are debt securities backed by mortgages or other high-quality assets that remain on the issuer's balance sheet) in Europe was down due to the European Central Bank's Long Term Refinancing Offering, the drive for banks to increase deposit funding and the impact of lower mortgage production in many jurisdictions - all collectively reducing funding needs.

Industry Highlights and Outlook

Revenue growth in 2013 was primarily driven by strong high-yield bond issuance in the U.S. in the first half of the year and in Europe for the full year. Additionally, U.S. and Europe bank loan ratings increased driven by refinancing activity. U.S. high-yield bond issuance levels decreased in the second half of 2013 reflecting interest rate volatility in the beginning of the third quarter of 2013 and difficult comparisons to robust performance in the second half of 2012. In 2014, debt issuance and bank loan rating activity is expected to continue growing at a lower pace as many refinancings were completed in 2013, however, we believe the longer term outlook for the corporate bond market continues to be healthy.

Structured finance issuance in the U.S. is expected to continue its steady recovery in 2014 and improving economic conditions and increased investor confidence in Europe should provide opportunities for additional issuance. Healthy U.S. RMBS and U.S. CMBS levels are expected to continue in 2014. The U.S. CDO market continued to experience strong activity in 2013. We expect the CLO market in 2014 to be comparable to 2013. U.S. ABS issuance volume decreased slightly in 2013, however, we expect modest issuance growth in 2014, driven by solid auto and credit card issuance, offset by lower FFELP student loan refinancing activity.

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

For a further discussion of competitive and other risks inherent in the S&P Ratings business, see Item 1a, Risk Factors, in this Form 10-K.

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

For a further discussion of the legal and regulatory environment see Note 12 – Commitments and Contingencies to the consolidated financial statements.

S&P Capital IQ

S&P Capital IQ's portfolio of capabilities are designed to help the financial community track performance, generate better investment returns (alpha), identify new trading and investment ideas, perform risk analysis, and develop mitigation strategies. Specific capabilities include:

•	Desktop Solutions — a product suite that provides data, analytics and third-party research for global finance professionals, which include Capital IQ and MarketScope Advisor;

•	Enterprise Solutions — integrated bulk data feeds that can be customized, which include QuantHouse, S&P Securities Evaluations, CUSIP and Compustat;

•	Ratings Intellectual Property ("IP") — commercial arm that sells Standard & Poor's Ratings' IP, which includes RatingsDirect® and RatingsXpress®; and

•	Proprietary Research — comprehensive source of market research for financial professionals, which includes Leveraged Commentary & Data, Global Market Intelligence and multi-asset-class research.

(in millions)	Years ended December 31,			% Change
	2013	2012	2011	’13 vs ’12	’12 vs ’11
Revenue	$1,170	$1,124	$1,031	4%	9%

Subscription revenue	$1,056	$1,014	$922	4%	10%
Non-subscription revenue	$114	$110	$109	4%	1%

Domestic revenue	$767	$749	$693	2%	8%
International revenue	$403	$375	$338	7%	11%

Operating profit	$211	$208	$214	1%	(3)%
% Operating margin	18%	19%	21%

Revenue

2013
Revenue grew compared to 2012 primarily due growth at Capital IQ and RatingsXpress®, partially offset by an unfavorable impact related to the closure of several non-core businesses and declines in several of our investment research products.

The increase at Capital IQ was driven by market share gains and increased contract values for existing accounts. The number of users on the desktop continues to show strong growth over 2012. Contract value growth continues to be driven by success in the corporate and investment management client segments. These segments are also growing as a result of our bundled solution offerings integrated within the Capital IQ platform. Increased contract values were also driven by new datasets and expanded coverage of existing datasets combined with improved functionality and performance of the Capital IQ platform.

Both domestic and international revenue increased over 2012, however, international increased at a higher rate due to the continued sales growth of Capital IQ in Europe and Asia and the growth of QuantHouse. International growth was partially offset by our decision to close certain businesses and products within Proprietary Research.

The subscription base for RatingsXpress® is growing due to new client relationships and expanded relationships within existing accounts as the number of customers have increased 5% in 2013 as compared to 2012. RatingsXpress® has benefited from increased compliance requirements which has created a greater need for alternative risk tools. Improvements made to the speed and timeliness through delivery on the Xpressfeed platform has also contributed to growth in RatingsXpress®. Sales related to RatingsDirect® have increased more toward the second half of 2013 as the product is now also available on the Capital IQ platform and growth in contract values is also being driven by being able to sell bundled packages with other S&P Capital IQ data sets.

The 2012 acquisitions of QuantHouse and Credit Market Analysis Limited also contributed to the increase in revenue.

2012
Revenue grew compared to 2011, primarily due to growth at Capital IQ, RatingsXpress® and the acquisitions of R² Technologies, QuantHouse and CMA.

The increase at Capital IQ was driven by market share gains and increased contract values for existing accounts, however headcount reductions in the financial services industry have tempered growth. The number of clients have still increased 7% in 2012 from 2011 and the spend from the top accounts continued to grow. The client increase includes a certain percentage of clients on TheMarkets.com platform that have been migrated to the Capital IQ platform. The subscription base for RatingsDirect® increased slightly as difficult market conditions due to budget constraints and reductions in headcount across the customer base affected revenue in 2012. Clients continued to reduce staff levels to manage their spending levels and layoffs continued to be announced through the fourth quarter of 2012.

The subscription base for RatingsXpress® grew from new client relationships and expanded relationships into existing accounts as the number of RatingsXpress® customers increased 10% in 2012 as compared to 2011. However, average contract values for those customers declined due to customer budget constraints amidst difficult market conditions. Client cancellations were also higher than in 2011 due to increased merger and acquisition activity during the year that caused those clients to reevaluate their subscriptions.

Traditionally, revenue has been primarily domestic, however, due to increases in Europe for the subscription base for RatingsXpress®, continued sales efforts of the Capital IQ desktop in Europe and Asia and recent acquisitions in Europe, international growth continued to occur throughout 2012.

Operating Profit

2013
Operating profit increased slightly as compared to 2012 due to the increase in revenue as discussed above, lower expenses resulting from the closure of several non-core businesses, reductions in outside consulting fees, lower restructuring costs in 2013 as compared to 2012 and a favorable impact from foreign exchange rates of $9 million. Partially offsetting the increases to operating profit were higher incentive costs due to improved performance, increased costs of sales for exchange fees incurred by QuantHouse, costs related to additional headcount in developing regions and a loss on the sale of Financial Communications of $3 million in 2013.

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

Industry Highlights and Outlook

Enhancements to the segments content and platforms and growing the client base were key areas of focus in 2013. New datasets and expanded coverage of existing datasets combined with improved functionality of the Capital IQ platform contributed to the segments revenue growth in 2013. Platform releases have been focused on improving reliability, scalability and product performance. Improvements to the speed and timeliness through the delivery on the Xpressfeed platform and the ability to sell bundled packages with other S&P Capital IQ data sets also contributed to revenue growth at RatingsXpress®. The integration of their services on their delivery platforms and introduction of new analytic and data solutions to the market place contributed to customer growth at Capital IQ and RatingsXpress® in 2013.

In 2014, the segment will continue to focus on integrating and evolving its assets and capabilities into one scaled business that offers unique, high-value offerings across all asset classes. S&P Capital IQ will continue to strive to build new functionality filling critical capability gaps to bolster their foundation for future growth.

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

For a further discussion of the legal and regulatory environment see Note 12 – Commitments and Contingencies to the consolidated financial statements.

S&P DJ Indices

S&P DJ Indices is a global index provider that maintains a wide variety of investable and benchmark indices to meet an array of investor needs. S&P DJ Indices’ mission is to provide benchmarks to help with decision making, create transparent indices, collaborate with the financial community to create innovative products and provide investors with tools to monitor world markets.
S&P DJ Indices includes our transaction in June 2012 with CME Group, Inc. and CME Group Index Services LLC to form a new company, S&P Dow Jones Indices LLC. The joint venture is designed to advance international growth with some of the largest derivative exchanges worldwide.
S&P DJ Indices generates subscription revenue but primarily derives revenue from non-subscription products based on the S&P and Dow Jones Indices. Specifically, S&P DJ Indices generate revenue from the following sources:

•	Investment vehicles — such as, exchange traded funds (“ETFs”), which are based on the S&P and Dow Jones Indices and generate revenue through fees based on assets and underlying funds;

•	Listed derivatives — which generate royalties based on trading volumes of derivatives contracts listed on various exchanges;

•	Index-related licensing fees — which are either fixed or variable annual and per-issue fees for over-the-counter derivatives and retail-structured products; and

•	Data subscription — which support index fund management, portfolio analytics and research.

(in millions)	Years ended December 31,			% Change
	2013	2012	2011	’13 vs ’12	’12 vs ’11
Revenue	$493	$388	$323	27%	20%

Subscription revenue	$103	$87	$71	19%	22%
Non-subscription revenue	$390	$301	$252	30%	19%

Domestic revenue	$385	$301	$248	28%	21%
International revenue	$108	$87	$75	24%	16%

Operating profit	$278	$212	$189	31%	12%
Less: net income attributable to noncontrolling interests	73	$34	$—	N/M	N/M
Net operating profit	$205	$178	$189	15%	(6)%
% Operating margin	56%	55%	59%
% Net operating margin	42%	46%	59%

Revenue

2013
Revenue at S&P DJ Indices grew compared to 2012 primarily due to the incremental revenue from the S&P Dow Jones Indices LLC joint venture. Excluding the incremental revenue from the joint venture, revenue increased primarily due higher average levels of assets under management for ETF products. The trend toward ETF products continued in 2013 driving a fourth consecutive quarterly record for ETF assets under management in the fourth quarter of 2013. Volumes for exchange-traded derivatives continued to increase primarily for certain Chicago Board Options Exchange ("CBOE") products. Higher rates for certain new contracts also contributed to revenue growth in 2013.

40 new ETFs were launched during 2013 compared to 85 launched during 2012. Assets under management for ETFs rose 43% to $668 billion in 2013 from $466 billion in 2012. As the ETF market becomes more mature, we are beginning to evaluate those ETF's that have been launched that have not been as successful and making efforts to close them down. Assets under management for the fourth quarter of 2013 were 14% higher than the record amount set in the third quarter of 2013 and S&P DJ Indices is the leading index provider for the ETF market with assets representing 29% of global ETF assets.

2012
Revenue at S&P DJ Indices increased 20%, primarily due to the S&P Dow Jones Indices LLC joint venture. Excluding revenue from the joint venture, S&P DJ Indices revenue increased 3% primarily due to higher average levels of assets under management for ETF products and higher mutual fund revenue. Both domestic and international revenue increased in 2012 over 2011 primarily due to the joint venture. Excluding this impact, domestic revenue was still up, however international decreased due lower reported over-the-counter derivative trades in Europe.

85 new ETFs were launched during 2012 compared to 77 launched during 2011. Assets under management for ETFs, excluding those contributed from formation of the joint venture, rose 28% to $402 billion in 2012 from $314 billion in 2011.

Operating Profit

2013
Operating profit increased due to the increase in revenue as discussed above and from the reduction of transaction costs associated with our S&P Dow Jones Indices LLC joint venture in 2012. This was partially offset by the impact of higher data fees, increased incentive costs due to improved financial performance and higher marketing costs due to increased advertising levels as building the S&P DJ Indices brand was a focus in 2013. The increase in 2013 was also partially offset by the impact of a full year of expenses for our S&P Dow Jones Indices LLC joint venture. Additionally, we incurred a $26 million non-cash impairment charge associated with an intangible asset acquired through the formation of our S&P Dow Jones Indices LLC joint venture.

In the fourth quarter of 2013, we acquired the intellectual property rights to a range of commodities indices developed by Goldman Sachs as well as a limited-use license to promote the commodities indices using the Goldman Sachs Commodity Index trade marks. This transaction will allow us to eliminate applicable royalty obligations going forward and will favorably impact operating profit beginning in 2014.

2012
Operating profit increased due to the increase in revenue discussed above, partially offset by the impact of expenses for our S&P Dow Jones Indices LLC joint venture, higher data fees and additional personnel costs for targeted staff increases.

Industry Highlights and Outlook

S&P DJ Indices, the leading index provider for the ETF market space, grew in 2013 as the trend toward ETFs continued, driving record AUM levels. In 2014, we expect this favorable trend to continue driving higher AUM levels over the long-term. The segment will also seek to continue to launch new ETFs where they see a customer interest or opportunity. This group anticipates continuing to see opportunities in products internationally, primarily in the Middle East and Asia.

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

For a further discussion of the legal and regulatory environment see Note 12 – Commitments and Contingencies to the consolidated financial statements.

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

The C&C business is driven by the need for high-value information and transparency in a variety of industries. C&C seeks to deliver premier content that is deeply embedded in customer workflows and decision making processes.

C&C's revenue is generated primarily through the following sources:

•
Subscription revenue — subscriptions to our real-time news, market data and price assessments, along with other print and digital information products, primarily serving the energy and construction markets and the automotive industry; and

•
Non-subscription revenue — primarily from licensing of our proprietary market price data and price assessments to commodity exchanges, syndicated and proprietary research studies, conference sponsorship, consulting engagements, and events.

As of August 1, 2013, we completed the sale of Aviation Week and results have been included in C&C's results through that date. The Broadcasting Group had historically been part of C&C. As of December 30, 2011, we completed the sale of the Broadcasting Group. See Note 2 – Acquisitions and Divestitures to our consolidated financial statements for further discussion.

(in millions)	Years ended December 31,			% Change
	2013	2012	2011	’13 vs ’12	’12 vs ’11
Revenue:
Commodities	$550	$489	$419	13%	17%
Commercial	464	484	477	(4)%	1%
Total revenue	$1,014	$973	$896	4%	9%

Subscription revenue	$656	$614	$564	7%	9%
Non-subscription revenue	$358	$359	$332	—%	8%

Domestic revenue	$563	$563	$551	—%	2%
International revenue	$451	$410	$345	10%	19%

Operating profit	$311	$248	$180	25%	38%
% Operating margin	31%	26%	20%

Revenue

2013
Revenue at C&C increased due to continued demand for Platts’ proprietary content as Platts’ revenue grew by 13% with consistent growth across all regions. This growth was mainly driven by strength in Platts’ market data and price assessment products across all commodity sectors, led by petroleum, complimented by gains in demand for shipping data and risk forward curve products. Additionally, growth has been driven by the continued licensing of our proprietary market price data and price assessments to various commodity exchanges. While petroleum is still the biggest driver, the revenue mix continues to become more diversified as other sectors showed positive growth including, petrochemicals, natural gas, coal and metals and agriculture. The acquisition of Kingsman in the fourth quarter of 2012 also contributed to the growth in the agriculture sector. Platts represents 54% of total C&C revenue.

Excluding the impact of Aviation Week, Commercial markets revenue was up slightly in the year as increases at J.D. Power offset revenue declines at McGraw-Hill Construction. Revenue at J.D. Power for 2013 represented a record revenue year. Revenue growth was due to strong demand in China for auto consulting engagements, growth in U.S. auto driven by additional consulting and proprietary engagements and growth in the U.S. Power Information Network® ("PIN"). PIN provides real-time automotive information and decision-support tools based on the collection and analysis of daily new- and used-vehicle retail transaction data from thousands of automotive franchises. International revenue at J.D. Power increased 13% for the year as compared to 2012. The Asia-Pacific region represents approximately 31% of J.D. Power's total revenue.

McGraw-Hill Construction's revenue was down primarily driven by declines in their subscription business; however new analytic products and enhancements continue to show growth and customer retention improved over 2012. Media revenue at McGraw-Hill Construction also improved over 2012 due to strong growth in advertising and events. 2013 full year revenue performance is the best revenue growth performance for McGraw-Hill Construction since 2008.

2012
Revenue at C&C increased primarily due to continued demand for Platts’ proprietary content and by growth across our automotive sectors at J.D. Power, primarily in Asia and the United States.

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

J.D. Power had revenue growth across their global automotive sectors, including automotive consulting and PIN. Growth occurred across the majority of regions, most notably China and Japan. International growth was 14% and represents 37% of the total revenue. Also contributing to the increase at J.D. Power was an increase in their roundtables and events as well as licensing revenue associated with syndicated studies.

Partially offsetting these increases at C&C were declines in McGraw-Hill Construction as market contraction declines have continued to impact revenue; however growth related to new products and enhancements is gaining traction.

Operating Profit

2013
Operating profit increased primarily due to higher revenue at Platts and J.D. Power as noted above. Growth at J.D. Power was also due to lower expenses primarily due to increased productivity and lower incentive costs. McGraw-Hill Construction has also contributed to the increase as decreases in the expenses driven by headcount, lower advertising and promotion expense and product investment savings have outpaced revenue declines. Additionally, the sale of Aviation Week during the third quarter of 2013 resulted in a pre-tax gain of $11 million. Partially offsetting the increases at Platts were additional headcount and other operating costs to support business growth.

2012
Operating profit increased primarily due to the revenue growth described above and a strong focus on the management of expenses across the brands. The nonrecurring items that impacted operating profit in the prior year also contributed to the increase in 2012. Offsetting the increase were additional costs primarily related to revenue growth, additional incentive costs at Platts and J.D. Power and restructuring charges of $12 million that were recorded in the second half of 2012, consisting primarily of employee severance costs related to a workforce reduction of approximately 110 positions.

Industry Highlights and Outlook

C&C expects to continue to invest in digital capabilities that will enable our brands to become more integrated, compete more effectively in the marketplace, and create a foundation for the development of new products and revenue streams. The segment expects to further expand its presence in selected markets and geographies to help drive growth.

The continuing growth in oil demand and the uncertainty of supply causes volatility in energy prices, which will drive market participant demand for Platts' proprietary content, including news, price assessments and analytics. The International Energy Agency projects that world oil consumption will rise to 92.4 million barrels per day in 2014, a gain of 1.2 million barrels per day compared to 2013. In 2014, Platts will continue to invest in technology and customer engagement activities to seek to drive additional revenue growth across all commodity sectors. They will also seek to continue to leverage the capabilities and content from recent acquisitions and expand into adjacent markets. Similar to 2013, they expect to continue to introduce a number of new products and price assessments within all commodity sectors. Platts will also seek to continue to ensure readiness for adherence to the International Organization of Securities Commissions ("IOSCO") Principles and while the Principles focus on oil, Platts is ensuring that processes related to all commodities are in adherence with the Principles.

Demand for our automotive studies is driven by the performance of the automotive industry. In 2013, global and U.S. light vehicle sales increased approximately 4% and 8%, respectively, compared to 2012, with growth across most primary markets except Europe, India and Russia. For 2014, J.D. Power projects growth for global and U.S. light vehicles sales of 5% and 4%, respectively. In 2014, J.D. Power will strive to grow the core business by strengthening their benchmark studies, leveraging new initiatives to drive operational efficiencies and enhance customer delivery and increasing the distribution of their syndicated studies. In 2013, international growth was driven by auto in Asia-Pacific, particularly in China. International growth will also continue to be a key focus in 2014 as they will look to extend product offerings by further expanding their PIN business into China and exploring growth opportunities in Latin America.

Demand for our construction offerings is primarily dependent on the non-residential construction industry. Non-residential building construction in 2013 increased 7% from a year ago, with growth for commercial buildings, up 16%, and manufacturing facilities, up 36%. Residential building climbed 24% compared to 2012. Non-building construction in 2013 fell 12% from prior year, as a 57% decline in electric utilities offset a 9% gain in public works. In 2014, total construction starts are forecast to rise 9% with residential building up 22% and non-residential building up 8%, with the latter helped by a 17% increase for commercial building. McGraw-Hill Construction will continue to focus on expense management in 2014 and new business growth should begin to outweigh the historical loss of certain strategic accounts.

Legal and Regulatory Environment

For a further discussion of the legal and regulatory environment see Note 12 – Commitments and Contingencies to our consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

We continue to maintain a strong financial position. Our primary source of funds for operations is cash from our businesses and our core businesses have been strong cash generators. In 2014, cash on hand, cash flows from operations and availability under our existing credit facility are expected to be sufficient to meet any additional operating and recurring cash needs into the foreseeable future. We use our cash for a variety of needs, including among others: ongoing investments in our businesses, strategic acquisitions, share repurchases, dividends, repayment of debt, capital expenditures and investment in our infrastructure.

Cash Flow Overview

Cash and cash equivalents were $1.5 billion as of December 31, 2013, an increase of $782 million as compared to December 31, 2012, and consisted of domestic cash of $695 million and cash held abroad of $847 million. Typically, cash held outside the U.S. is anticipated to be utilized to fund international operations or to be reinvested outside of the U.S., as a significant portion of our opportunities for growth in the coming years is expected to be abroad. In the event funds from international operations are needed to fund operations in the U.S., we would be required to accrue for and pay taxes in the U.S. to repatriate these funds.

(in millions)	Years ended December 31,
	2013	2012	2011
Net cash provided by (used for):
Operating activities from continuing operations	$816	$747	$924
Investing activities from continuing operations	(130)	(247)	(271)
Financing activities from continuing operations	(1,743)	(905)	(1,660)

In 2013, free cash flow of $624 million was relatively flat compared to $626 million in 2012. The slight decrease was a result of higher dividends and payments to noncontrolling interests and an increase in capital expenditures, partially offset by the increase in cash flow from operating activities discussed below. Free cash flow is a non-GAAP financial measure and reflects our cash flow provided by operating activities less capital expenditures and dividends and other payments paid to noncontrolling interests. Capital expenditures include purchases of property and equipment and additions to technology projects. See “Reconciliation of Non-GAAP Financial Information” below for a reconciliation of cash flow provided by operating activities, the most directly comparable U.S. GAAP financial measure, to free cash flow.

Operating activities
Cash provided by operating activities increased $69 million to $816 million in 2013. The increase is mainly due to higher operating results and improved cash collections in 2013 impacting accounts receivable. These increases were partially offset by a tax payment made in the first quarter of 2013 as compared to the fourth quarter of 2012, our legal settlements and higher incentive compensation payments in 2013 reflecting greater achievement against targeted results in 2012 as compared to 2011.

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

Cash used for investing activities decreased $117 million to $130 million for 2013, primarily due to a lower amount of cash paid for acquisitions and higher proceeds from dispositions primarily due to our sale of Aviation Week and the sale of an equity investment held by CRISIL. These decreases were partially offset by an increase related to cash outflows for the purchase of short-term investments in 2013 compared to cash inflows from short-term investments in 2012.

Cash used for investing activities decreased $24 million to $247 million for 2012, primarily due to a higher amount of cash inflows from short-term investments and a lower amount of cash paid for acquisitions, partially offset by lower proceeds from dispositions due to the sale of our interest in LinkedIn Corporation in 2011.

Refer to Note 2 – Acquisitions and Divestitures to our consolidated financial statements for further information.

Financing activities
Our cash outflows from financing activities consist primarily of share repurchases, dividends and repayment of debt, while cash inflows are primarily inflows from commercial paper borrowings and proceeds from the exercise of stock options.

Cash used for financing activities increased $838 million to $1.7 billion in 2013. This increase is primarily attributable to an increase in cash used for share repurchases, the repayment of short-term debt in the first quarter of 2013 and the purchase of CRISIL equity shares in the third quarter of 2013. These increases were partially offset by a decrease in cash used for dividends paid to shareholders due to a special dividend paid in 2012 and the payment related to the maturity of our $400 million, 5.375% Senior Notes in November of 2012.

Cash used for financing activities decreased $755 million to $905 million in 2012. The decrease is primarily attributable to a decrease in cash used for share repurchases, partially offset by an increase in dividends paid to shareholders due to a special dividend payment in 2012.

During 2013, we used cash to repurchase 16.8 million shares for $978 million, including commissions. The average price per share, excluding commissions, was $58.36. An additional 0.1 million shares were repurchased in the fourth quarter of 2013 for approximately $10 million, which settled in January of 2014. Including these additional shares, we utilized cash to repurchase shares at an average price of $58.52, excluding commissions. During 2012, we used cash to repurchase 6.8 million shares for $295 million, including commissions. The average price per share, excluding commissions, was $50.35. During 2011, we utilized cash to repurchase 34.7 million shares for $1.5 billion, including commissions. The average price per share, excluding commissions, was $40.48. The average price per share for 2012 and 2011 does not include the accelerated share repurchase transactions as discussed in more detail in Note 8 – Equity to our consolidated financial statements. The repurchased shares may be used for general corporate purposes, including the issuance of shares for stock compensation plans and to offset the dilutive effect of the exercise of employee stock options.

On December 4, 2013, the Board of Directors approved a new stock repurchase program authorizing the purchase of up to 50 million shares (the “2013 Repurchase Program”), which was approximately 18% of the total shares of our outstanding common stock at that time. The 2013 Repurchase Program has no expiration date and purchases under this program may be made from time to time on the open market and in private transactions, depending on market conditions. As of December 31, 2013, 50 million shares remained available under the 2013 Repurchase Program.

Discontinued Operations
Cash flows from discontinued operations reflects the classification of MHE and the Broadcasting Group as discontinued operations.

Cash used for operating activities from discontinued operations was $265 million compared to cash provided by operating activities of $520 million in 2012 as a result of the completion of the sale of MHE that occurred on March 22, 2013. Cash flows provided by operating activities from discontinued operations increased $100 million to $520 million in 2012 compared to 2011. The increase in 2012 is primarily due to a reduction in accounts receivables as a result of lower sales year over year at MHE, higher unearned revenue at School Education Group and lower inventory purchases.

Cash provided by investing activities from discontinued operations was $2.1 billion in 2013 compared to cash used for investing activities from discontinued operations of $198 million in 2012. The increase in 2013 is primarily due to proceeds received from the sale of MHE in 2013. Cash used for investing activities from discontinued operations of $198 million in 2012 compared to cash provided by investing activities from discontinued operations of $25 million in 2011, primarily due to proceeds received for the sale of the Broadcasting Group in 2011.

Cash used for financing activities increased $13 million to $25 million in 2013 and increased $8 million to $12 million in 2012.

Additional Financing

Currently, we have the ability to borrow a total of $1.0 billion through our commercial paper program, which is supported by our credit facility described below. As of December 31, 2013, there were no commercial paper borrowings outstanding. In connection with the December 2012 special dividend in the amount of $2.50 per share on our common stock, we utilized our commercial paper program and as a result, commercial paper borrowings outstanding as of December 31, 2012 totaled $457 million with an average interest rate and term of 0.48% and 28 days.

On June 19, 2013, we entered into a $1.0 billion four-year credit agreement (our “credit facility”) that will terminate on June 19, 2017. This credit facility replaced our $1.2 billion three-year credit facility that was scheduled to terminate on July 30, 2013. The previous credit facility was canceled immediately after the new credit facility became effective. There were no outstanding borrowings under the previous credit facility when it was replaced.

We pay a commitment fee of 20 to 45 basis points for our credit facility, depending on our indebtedness to cash flow ratio, whether or not amounts have been borrowed and currently pay a commitment fee of 25 basis points. The interest rate on borrowings under our credit facility is, at our option, calculated using rates that are primarily based on either the prevailing London Inter-Bank Offer Rate, the prime rate determined by the administrative agent or the Federal funds rate. For certain borrowings under this credit facility there is also a spread based on our indebtness to cash flow ratio added to the applicable rate.

Our credit facility contains certain covenants. The only financial covenant requires that our indebtedness to cash flow ratio, as defined in our credit facility, is not greater than 3.25 to 1, and this covenant has never been exceeded.

On February 7, 2013, Fitch Ratings downgraded our credit rating to BBB+ from A- and placed our ratings on Rating Watch Negative. There has been no change to our short-term / commercial paper rating of F2 from Fitch Ratings. On February 14, 2013, Moody's Investors Service downgraded our credit rating from A3 to Baa2 with negative outlook. In March 2013, upon the completion of the sale of McGraw-Hill Education, Moody's withdrew our credit ratings (due to Moody's own business reasons).

Dividends

On January 29, 2014, the Board of Directors approved an increase in the quarterly common stock dividend from $0.28 per share to $0.30 per share.

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

We believe that the amount of cash and cash equivalents on hand, cash flow expected from operations and availability under our credit facility will be adequate for us to execute our business strategy and meet anticipated requirements for lease obligations, capital expenditures, working capital and debt service for 2014.

The following table summarizes our significant contractual obligations and commercial commitments as of December 31, 2013, over the next several years that relate to our continuing operations. Additional details regarding these obligations are provided in the notes to our consolidated financial statements, as referenced in the footnotes to the table:

(in millions)	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
Debt: [1]
Principal payments	$—	$—	$400	$399	$799
Interest payments	50	99	76	498	723
Operating leases [2]	161	278	189	238	866
Purchase obligations and other [3]	100	146	65	—	311
Total contractual cash obligations	$311	$523	$730	$1,135	$2,699

[1]	Our debt obligations are described in Note 5 – Debt to our consolidated financial statements.

[2]	Amounts shown include taxes and escalation payments, see Note 12 – Commitments and Contingencies to our consolidated financial statements for further discussion on our operating lease obligations.

[3]
Other consists primarily of commitments for unconditional purchase obligations in contracts for information-technology outsourcing and certain enterprise-wide information-technology software licensing and maintenance.

As of December 31, 2013, we had $82 million of liabilities for unrecognized tax benefits. We have excluded the liabilities for unrecognized tax benefits from our contractual obligations table because reasonable estimates of the timing of cash settlements with the respective taxing authorities are not practicable.

As of December 31, 2013, we have recorded $810 million for our redeemable noncontrolling interest in our S&P Dow Jones Indices LLC partnership discussed in Note 2 – Acquisitions and Divestitures to our consolidated financial statements.  Specifically, this amount relates to the put option under the terms of the operating agreement of S&P Dow Jones Indices LLC, whereby, after December 31, 2017, CME Group and CGIS will have the right at any time to sell, and we are obligated to buy, at least 20% of their share in S&P Dow Jones Indices LLC. We have excluded this amount from our contractual obligations table because we are uncertain as to the timing and the ultimate amount of the potential payment we may be required to make.

We make contributions to our pension and postretirement plans in order to satisfy minimum funding requirements as well as additional contributions that we consider appropriate to improve the funded status of our plans. During 2013, we contributed $27 million and $9 million to our domestic and international retirement and postretirement plans, respectively. Expected employer contributions in 2014 are $23 million and $10 million for our domestic and international retirement and postretirement plans, respectively. In 2014, we may elect to make additional non-required contributions depending on investment performance and the pension plan status. See Note 6 – Employee Benefits to our consolidated financial statements for further discussion.

Off-Balance Sheet Arrangements

As of December 31, 2013 and 2012, we did not have any relationships with unconsolidated entities, such as entities often referred to as specific purpose or variable interest entities where we are the primary beneficiary, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such we are not exposed to any financial liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

(in millions)	Years ended December 31,
	2013	2012	2011
Cash provided by operating activities	$816	$747	$924
Capital expenditures	(117)	(97)	(92)
Dividends and other payments paid to noncontrolling interests	(75)	(24)	(23)
Free cash flow	$624	$626	$809

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

For the years ended December 31, 2013, 2012 and 2011, no significant changes have been made to the underlying assumptions related to estimates of revenue or the methodologies applied. Based on our current outlook these assumptions are not expected to significantly change in 2014.

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

For the years ended December 31, 2013, 2012 and 2011, we made no material changes in our assumptions regarding the determination of the allowance for doubtful accounts. Based on our current outlook these assumptions are not expected to significantly change in 2014.

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

During the fourth quarter of 2013, we entered the final stages of discussions to sell the facilities and associated infrastructure equipment of one of our data centers to a third party, causing us to recognize an impairment charge of $36 million for the year ended December 31, 2013 to adjust the value facilities and associated infrastructure classified as held for sale to their fair value. Additionally, we incurred a $26 million non-cash impairment charge associated with the an intangible asset acquired through the formation of our S&P Dow Jones Indices LLC joint venture.

There were no material impairments of long-lived assets for the years ended December 31, 2012 and 2011.

Goodwill and indefinite-lived intangible assets
Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. As of December 31, 2013 and 2012, the carrying value of goodwill and other indefinite-lived intangible assets was $2.0 billion and $2.1 billion, respectively. Goodwill and other intangible assets with indefinite lives are not amortized, but instead are tested for impairment annually during the fourth quarter each year or more frequently if events or changes in circumstances indicate that the asset might be impaired.

Goodwill
As part of our annual impairment test of our 4 reporting units, we initially perform a qualitative analysis evaluating whether any events and circumstances occurred that provide evidence that it is more likely than not that the fair value of any of our reporting units is less than its carrying amount. Our qualitative assessment included, but was not limited to, consideration of macroeconomic conditions, industry and market conditions, cost factors, cash flows, changes in key Company personnel and our share price. If, based on our evaluation of the events and circumstances that occurred during the year we do not believe that it is more likely than not that the fair value of any of our reporting units is less than its carrying amount, no quantitative impairment test is performed. Conversely, if the results of our qualitative assessment determine that it is more likely than not that the fair value of any of our reporting units is less than its respective carrying amount we perform a two-step quantitative impairment test. For 2013, based on our qualitative assessments, we determined that it is more likely than not that our reporting units’ fair value was greater than their respective carrying amounts. Our qualitative assessment included, but was not limited to, consideration of macroeconomic conditions, industry and market conditions, cost factors, cash flows, changes in key Company personnel and our share price.

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

We performed our impairment assessment of goodwill and indefinite-lived intangible assets at our S&P Ratings, S&P Capital IQ, S&P DJ Indices and C&C operating segments and concluded that no impairment existed for the years ended December 31, 2013, 2012, and 2011.

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

Our discount rate and return on asset assumptions used to determine the net periodic pension and postretirement benefit cost on our U.S. retirement plans are as follows:

	Retirement Plans			Postretirement Plans
January 1	2014	2013	2012	2014	2013	2012
Discount rate [1]	5.0%	4.1%	5.1%	4.20%	3.45%	4.45%
Return on assets	7.125%	7.25%	7.75%
Weighted-average healthcare cost rate				7.0%	7.5%	8.0%

[1]
The discount rate assumption used to determine the net periodic pension and postretirement benefit cost on our U.S. retirement plans on January 1 is based on the discount rate assumption used to determine the benefit obligation as of December 31 of the previous year.

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

We use a lattice-based option-pricing model to estimate the fair value of options granted. The following assumptions were used in valuing the options granted (in 2012, stock options were not granted as part of employees' total stock-based incentive awards):

	Years ended December 31,
	2013	2012	2011
Risk-free average interest rate	0.1 - 2.9%	N/A	0.2 - 3.5%
Dividend yield	2.09 - 2.07%	N/A	2.5 - 3.0%
Volatility	29 - 45%	N/A	21 - 51%
Expected life (years)	6.1 - 6.2	N/A	6.1 - 6.2
Weighted-average grant-date fair value per option	$14.46	N/A	$10.61

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

We file income tax returns in the U.S. federal jurisdiction, various states, and foreign jurisdictions, and we are routinely under audit by many different tax authorities. We believe that our accrual for tax liabilities is adequate for all open audit years based on our assessment of many factors including past experience and interpretations of tax law. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events. It is possible that examinations will be settled prior to December 31, 2014. If any of these tax audit settlements do occur within that period we would make any necessary adjustments to the accrual for unrecognized tax benefits. Until formal resolutions are reached between us and the tax authorities, the determination of a possible audit settlement range with respect to the impact on unrecognized tax benefits is not practicable. On the basis of present information, it is our opinion that any assessments resulting from the current audits will not have a material effect on our consolidated financial statements.

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

For the years ended December 31, 2013, 2012, and 2011, we made no material changes in our assumptions regarding the determination of the provision for income taxes. However, certain events could occur that would materially affect our estimates and assumptions regarding deferred taxes. Changes in current tax laws and applicable enacted tax rates could affect the valuation of deferred tax assets and liabilities, thereby impacting our income tax provision.

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

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

There have been no significant changes in our exposure to market risk during the year ended December 31, 2013. Our exposure to market risk includes changes in foreign exchange rates. We have operations in various foreign countries where the functional currency is primarily the local currency. For international operations that are determined to be extensions of the parent company, the U.S. dollar is the functional currency. We typically have naturally hedged positions in most countries from a local currency perspective with offsetting assets and liabilities. As of December 31, 2013, we have entered into an immaterial amount of foreign exchange forwards to hedge the effect of adverse fluctuations in foreign currency exchange rates. We have not entered into any derivative financial instruments for speculative purposes.

Item 8. Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of McGraw Hill Financial, Inc.

We have audited the accompanying consolidated balance sheets of McGraw Hill Financial, Inc. (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, cash flows and equity for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of McGraw Hill Financial, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), McGraw Hill Financial, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 7, 2014 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

New York, New York
February 7, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of McGraw Hill Financial, Inc.

We have audited McGraw Hill Financial, Inc.’s (the "Company") internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). McGraw Hill Financial, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, McGraw Hill Financial, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of McGraw Hill Financial, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, cash flows and equity for each of the three years in the period ended December 31, 2013 and our report dated February 7, 2014 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

New York, New York
February 7, 2014

Consolidated Statements of Income

(in millions, except per share data)	Year Ended December 31,
	2013	2012	2011
Revenue	$4,875	$4,450	$3,954
Expenses:
Operating-related expenses	1,584	1,486	1,387
Selling and general expenses	1,737	1,664	1,377
Depreciation	86	93	93
Amortization of intangibles	51	48	33
Total expenses	3,458	3,291	2,890
Other loss (income)	12	(52)	(13)
Operating profit	1,405	1,211	1,077
Interest expense, net	59	81	77
Income from continuing operations before taxes on income	1,346	1,130	1,000
Provision for taxes on income	443	404	374
Income from continuing operations	903	726	626
Discontinued operations, net of tax:
(Loss) income from discontinued operations	(26)	(234)	234
Gain on sale of discontinued operations (includes $(75) accumulated other comprehensive income reclassifications in 2013 for foreign currency translation adjustment)	589	—	74
Discontinued operations, net	563	(234)	308
Net income	1,466	492	934
Less: net income from continuing operations attributable to noncontrolling interests	(91)	(50)	(19)
Less: net income from discontinued operations attributable to noncontrolling interests	1	(5)	(4)
Net income attributable to McGraw Hill Financial, Inc.	$1,376	$437	$911

Amounts attributable to McGraw Hill Financial, Inc. common shareholders:
Income from continuing operations	$812	$676	$607
Income (loss) from discontinued operations	564	(239)	304
Net income	$1,376	$437	$911

Earnings per share attributable to McGraw Hill Financial, Inc. common shareholders:
Basic:
Income from continuing operations	$2.96	$2.43	$2.03
Income (loss) from discontinued operations	2.05	(0.86)	1.02
Net income	$5.01	$1.57	$3.05
Diluted:
Income from continuing operations	$2.90	$2.37	$2.00
Income (loss) from discontinued operations	2.01	(0.84)	1.00
Net income	$4.91	$1.53	$3.00
Average number of common shares outstanding:
Basic	274.5	278.6	298.1
Diluted	279.8	284.6	303.6

Dividend declared per common share	$1.12	$1.02	$1.00
Special dividend declared per common share	$—	$2.50	$—

See accompanying notes to the consolidated financial statements.

Consolidated Statements of Comprehensive Income

(in millions)	Year Ended December 31,
	2013	2012	2011
Net income	$1,466	$492	$934
Other comprehensive income:
Foreign currency translation adjustment	93	29	(35)
Income tax effect	(2)	(19)	11
	91	10	(24)

Pension and other postretirement benefit plans	385	(164)	(45)
Income tax effect	(154)	63	9
	231	(101)	(36)

Unrealized gain (loss) on investment and forward exchange contract	2	(4)	(12)
Income tax effect	(2)	2	4
	—	(2)	(8)

Comprehensive income	1,788	399	866
Less: comprehensive income attributable to nonredeemable noncontrolling interests	(18)	(20)	(13)
Less: comprehensive income attributable to redeemable noncontrolling interests	(73)	(34)	—
Comprehensive income attributable to McGraw Hill Financial, Inc.	$1,697	$345	$853

See accompanying notes to the consolidated financial statements.

Consolidated Balance Sheets

(in millions)	December 31,
	2013	2012
ASSETS
Current assets:
Cash and equivalents	$1,542	$760
Short-term investments	18	1
Accounts receivable, net of allowance for doubtful accounts: 2013 - $52; 2012 - $54	979	954
Deferred income taxes	108	117
Prepaid and other current assets	228	127
Assets held for sale	61	1,940
Total current assets	2,936	3,899
Property and equipment:
Buildings and leasehold improvements	436	439
Equipment and furniture	430	701
Total property and equipment	866	1,140
Less: accumulated depreciation	(617)	(772)
Property and equipment, net	249	368
Goodwill	1,412	1,438
Other intangible assets, net	1,033	1,081
Asset for pension benefits	261	98
Other non-current assets	170	168
Total assets	$6,061	$7,052
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$219	$249
Accrued compensation and contributions to retirement plans	427	453
Short-term debt	—	457
Income taxes currently payable	15	158
Unearned revenue	1,309	1,229
Other current liabilities	402	457
Liabilities held for sale	—	664
Total current liabilities	2,372	3,667
Long-term debt	799	799
Pension and other postretirement benefits	264	529
Deferred income taxes	205	56
Other non-current liabilities	267	351
Total liabilities	3,907	5,402
Redeemable noncontrolling interest	810	810
Commitments and contingencies (Note 12)
Equity:
Common stock, $1 par value: authorized - 600 million shares; issued - 412 million shares in 2013 and 2012	412	412
Additional paid-in capital	447	492
Retained income	7,384	6,525
Accumulated other comprehensive loss	(196)	(517)
Less: common stock in treasury - at cost: 2013 - 141 million shares; 2012 - 133 million shares	(6,746)	(6,145)
Total equity – controlling interests	1,301	767
Total equity – noncontrolling interests (including 2013 - $25 and 2012 - $25 attributable to discontinued operations)	43	73
Total equity	1,344	840
Total liabilities and equity	$6,061	$7,052

See accompanying notes to the consolidated financial statements.

Consolidated Statements of Cash Flows

(in millions)	Year Ended December 31,
	2013	2012	2011
Operating Activities:
Net income	$1,466	$492	$934
Less: income (loss) from discontinued operations	563	(234)	308
Net income from continuing operations	903	726	626
Adjustments to reconcile income from continuing operations to cash provided by operating activities from continuing operations:
Depreciation	86	93	93
Amortization of intangibles	51	48	33
Provision for losses on accounts receivable	22	32	6
Deferred income taxes	43	53	17
Stock-based compensation	99	93	77
Gain on dispositions, net	(24)	—	(13)
Other	136	16	63
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	(35)	(239)	14
Prepaid and other current assets	(29)	3	(16)
Accounts payable and accrued expenses	(93)	60	(29)
Unearned revenue	108	17	44
Other current liabilities	(89)	(70)	(52)
Net change in prepaid / accrued income taxes	(238)	119	55
Net change in other assets and liabilities	(124)	(204)	6
Cash provided by operating activities from continuing operations	816	747	924
Investing Activities:
Capital expenditures	(117)	(97)	(92)
Acquisitions, including contingent payments, net of cash acquired	(47)	(177)	(194)
Proceeds from dispositions	51	—	21
Changes in short-term investments	(17)	27	(6)
Cash used for investing activities from continuing operations	(130)	(247)	(271)
Financing Activities:
(Payments on) / additions to short-term debt	(457)	457	—
Payments on senior notes	—	(400)	—
Dividends paid to shareholders	(308)	(984)	(296)
Dividends and other payments paid to noncontrolling interests	(75)	(24)	(23)
Repurchase of treasury shares	(978)	(295)	(1,500)
Exercise of stock options	258	299	139
Contingent payments	(12)	—	—
Purchase of additional CRISIL shares	(214)	—	—
Excess tax benefits from share-based payments	43	42	20
Cash used for financing activities from continuing operations	(1,743)	(905)	(1,660)
Effect of exchange rate changes on cash from continuing operations	(1)	5	(10)
Cash used for continuing operations	(1,058)	(400)	(1,017)
Discontinued Operations:
Cash (used for) provided by operating activities	(265)	520	420
Cash provided by (used for) investing activities	2,129	(198)	25
Cash used for financing activities	(25)	(12)	(4)
Effect of exchange rate changes on cash	1	3	(5)
Effect of change in cash and equivalents	—	12	—
Cash provided by discontinued operations	1,840	325	436
Net change in cash and equivalents	782	(75)	(581)
Cash and equivalents at beginning of year	760	835	1,416
Cash and equivalents at end of year	$1,542	$760	$835
Cash paid during the year for:
Interest (including discontinued operations)	$50	$77	$71
Income taxes (including discontinued operations)	$787	$243	$452
See accompanying notes to the consolidated financial statements.

Consolidated Statements of Equity

(in millions)	Common Stock $1 par	Additional Paid-in Capital	Retained Income	Accumulated Other Comprehensive Loss	Less: Treasury Stock	Total MHFI Equity	Noncontrolling Interests	Total Equity
Balance as of December 31, 2010	$412	$67	$7,057	$(367)	$4,958	$2,211	$81	$2,292
Comprehensive income			911	(58)		853	13	866
Dividends			(301)			(301)	(12)	(313)
Noncontrolling interest transactions		(3)				(3)	(4)	(7)
Share repurchases		(73)			1,427	(1,500)		(1,500)
Employee stock plans, net of tax benefit		103			(145)	248		248
Other						—	$(2)	(2)
Balance as of December 31, 2011	$412	$94	$7,667	$(425)	$6,240	$1,508	$76	$1,584
Comprehensive income [1]			437	(92)		345	20	365
Dividends			(989)			(989)	(22)	(1,011)
Noncontrolling interest transactions		350	(573)			(223)		(223)
Share repurchases		50			345	(295)	(3)	(298)
Employee stock plans, net of tax benefit		(2)			(440)	438		438
Change in redemption value of redeemable noncontrolling interest			(17)			(17)		(17)
Other						—	2	2
Balance as of December 31, 2012	$412	$492	$6,525	$(517)	$6,145	$767	$73	$840
Comprehensive income [1]			1,376	321		1,697	18	1,715
Dividends			(315)			(315)	(10)	(325)
Noncontrolling interest adjustments related to discontinued operations						—	(22)	(22)
Share repurchases					989	(989)		(989)
Employee stock plans, net of tax benefit		(45)			(388)	343		343
Change in redemption value of redeemable noncontrolling interest			11			11		11
Increase in CRISIL ownership			(216)			(216)	(17)	(233)
Other			3			3	1	4
Balance as of December 31, 2013	$412	$447	$7,384	$(196)	$6,746	$1,301	$43	$1,344

[1]	Excludes $73 million and $34 million in 2013 and 2012, respectively, attributable to redeemable noncontrolling interest.
See accompanying notes to the consolidated financial statements.

Notes to the Consolidated Financial Statements

1. Accounting Policies

Nature of operations
McGraw Hill Financial, Inc. (together with its consolidated subsidiaries, the “Company,” the “Registrant,” “we,” “us” or “our”) is a leading content and analytics provider serving the capital, commodities and commercial markets. The capital markets include asset managers, banks, exchanges, issuers and financial advisors; the commodities markets include producers, traders and intermediaries within energy, metals, and agriculture; and the commercial markets include professionals and corporate executives within automotive, construction and marketing / research information services.

Our operations consist of four reportable segments: Standard & Poor’s Ratings (“S&P Ratings”), S&P Capital IQ, S&P Dow Jones Indices ("S&P DJ Indices") and Commodities & Commercial (“C&C”).

•	S&P Ratings is an independent provider of credit ratings, research and analytics, offering investors and market participants information, ratings and benchmarks.

•	S&P Capital IQ is a global provider of multi-asset-class data, research and analytical capabilities, which integrate cross-asset analytics and desktop services.

•	S&P DJ Indices is a global leading index provider that maintains a wide variety of valuation and index benchmarks for investment advisors, wealth managers and institutional investors.

•
C&C consists of business-to-business companies specializing in commercial and commodities markets that deliver their customers access to high-value information, data, analytic services and pricing benchmarks.

See Note 11 – Segment and Geographic Information for further discussion on our operating segments, which are also our reportable segments.

We completed the sale of our McGraw-Hill Education business ("MHE") on March 22, 2013 and, accordingly, the results of operations of MHE have been reclassified to reflect the business as a discontinued operation for the year ended December 31, 2013 and all prior periods presented. The assets and liabilities of MHE have been removed from the consolidated balance sheet as of December 31, 2013 and classified as held for sale as of December 31, 2012. See Note 2 — Acquisitions and Divestitures for further discussion.

Discontinued Operations
In determining whether a group of assets disposed or to be disposed of should be presented as a discontinued operation, we make a determination of whether the group of assets being disposed of comprises a component of the entity; that is, whether it has historic operations and cash flows that can be clearly distinguished both operationally and for financial reporting purposes. We also determine whether the cash flows associated with the group of assets have been or will be eliminated from our ongoing operations as a result of the disposal transaction and whether we will have significant continuing involvement in the operations of the group of assets after the disposal transaction. If we conclude that the cash flows have been eliminated and we have no significant continuing involvement, then the results of operations of the group of assets being disposed of (as well as any gain or loss on the disposal transaction) are aggregated for separate presentation apart from our continuing operating results in the consolidated financial statements. See Note 2 – Acquisitions and Divestitures for a summary of discontinued operations. Unless otherwise indicated, all disclosures and amounts in the notes to our consolidated financial statements relate to our continuing operations.

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

Cash and cash equivalents
Cash and cash equivalents include ordinary bank deposits and highly liquid investments with original maturities of three months or less that consist primarily of money market funds with unrestricted daily liquidity and fixed term time deposits. Such investments and bank deposits are stated at cost, which approximates market value and were $1.5 billion and $760 million as of December 31, 2013 and 2012, respectively. These investments are not subject to significant market risk.

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

Deferred technology costs
We capitalize certain software development and website implementation costs. Capitalized costs only include incremental, direct costs of materials and services incurred to develop the software after the preliminary project stage is completed, funding has been committed and it is probable that the project will be completed and used to perform the function intended. Incremental costs are expenditures that are out-of-pocket to us and are not part of an allocation or existing expense base. Software development and website implementation costs are expensed as incurred during the preliminary project stage. Capitalized costs are amortized from the year the software is ready for its intended use over its estimated useful life, three to seven years, using the straight-line method. Periodically, we evaluate the amortization methods, remaining lives and recoverability of such costs. Capitalized software development and website implementation costs are included in other non-current assets and are presented net of accumulated amortization. Gross deferred technology costs were $131 million and $115 million as of December 31, 2013 and 2012, respectively. Accumulated amortization of deferred technology costs was $71 million and $58 million as of December 31, 2013 and 2012, respectively.

Fair Value
Certain assets and liabilities are required to be recorded at fair value and classified within a fair value hierarchy based on inputs used when measuring fair value. We have an immaterial amount of forward exchange contracts that are adjusted to fair value on a recurring basis.

Other financial instruments, including cash and equivalents and short-term investments, are recorded at cost, which approximates fair value because of the short-term maturity and highly liquid nature of these instruments. The fair value of our long-term debt borrowings were $801 million and $916 million as of December 31, 2013 and 2012, respectively, and was estimated based on quoted market prices.

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

During the fourth quarter of 2013, we entered the final stages of discussions to sell the facilities and associated infrastructure equipment of one of our data centers to a third party, causing us to recognize a non-cash impairment charge of $36 million for the year ended December 31, 2013 when the facilities and associated infrastructure were reclassified as held for sale. Additionally, we incurred a $26 million non-cash impairment charge associated with an intangible asset acquired through the formation of our S&P Dow Jones Indices LLC joint venture.

There were no material impairments of long-lived assets for the years ended December 31, 2012 and 2011.

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

We performed our impairment assessment of goodwill and indefinite-lived intangible assets and concluded that no impairment existed for the years ended December 31, 2013, and 2011. As further discussed in Note 2 – Acquisitions and Divestitures, we determined that during the year ended December 31, 2012, the goodwill at MHE's School Education Group was impaired.

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

Advertising expense
The cost of advertising is expensed as incurred. We incurred $43 million, $34 million and $32 million in advertising costs for the years ended December 31, 2013, 2012 and 2011, respectively.

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

We file income tax returns in the U.S. federal jurisdiction, various states, and foreign jurisdictions, and we are routinely under audit by many different tax authorities. We believe that our accrual for tax liabilities is adequate for all open audit years based on our assessment of many factors including past experience and interpretations of tax law. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events. It is possible that examinations will be settled prior to December 31, 2014. If any of these tax audit settlements do occur within that period we would make any necessary adjustments to the accrual for unrecognized tax benefits. Until formal resolutions are reached between us and the tax authorities, the determination of a possible audit settlement range with respect to the impact on unrecognized tax benefits is not practicable. On the basis of present information, our opinion is that any assessments resulting from the current audits will not have a material effect on our consolidated financial statements.

Redeemable Noncontrolling Interest
The agreement with the minority partners of our S&P Dow Jones Indices LLC joint venture discussed in Note 2 — Acquisitions and Divestitures, contains redemption features whereby interests held by our minority partners is redeemable both at the option of the holder and upon the occurrence of an event that is not solely within our control. Since redemption of the noncontrolling interest is outside of our control, this interest is presented on our consolidated balance sheets under the caption “Redeemable noncontrolling interest.” If the interest were to be redeemed, we would be required to purchase all of such interest at fair value on the date of redemption. We adjust the redeemable noncontrolling interest each reporting period to its estimated redemption value, but never less than its initial fair value, using a combination of an income and market valuation approach. Our income and market valuation approaches may incorporate Level 3 measures for instances when observable inputs are not available, including assumptions related to expected future net cash flows, long-term growth rates, the timing and nature of tax attributes, and the redemption features. Any adjustments to the redemption value will impact retained income. See Note 8 – Equity, for further detail.

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

In February of 2013, the FASB issued amended guidance expanding the disclosure requirements for amounts reclassified out of accumulated other comprehensive income. The amendments require an entity to present, either on the face of the statement where net income is presented or in the notes to its financial statements, details of significant items reclassified in their entirety out of accumulated other comprehensive income and identification of the respective line items effecting net income for instances when reclassification is required under U.S. GAAP. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity will be required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by type. The amendments were effective on January 1, 2013 and have been incorporated into this Form 10-K. Adoption of this guidance did not have a significant impact on our financial position, results of operations or cash flows.

Reclassification
Certain prior year amounts have been reclassified for comparability purposes.

2. Acquisitions and Divestitures

Acquisitions

2013
For the year ended December 31, 2013, we paid cash for acquisitions, net of cash acquired, totaling $273 million. None of our acquisitions were material either individually or in the aggregate, including the pro forma impact on earnings. All acquisitions were funded with cash flows from operations. Acquisitions completed during the year ended December 31, 2013 by segment included:

S&P DJ Indices

•
In December 2013 we purchased the intellectual property rights to a range of commodities indices developed by Goldman Sachs as well as a limited-use license to promote the commodities indices using the Goldman Sachs Commodity Index trade marks. The commodities indices provide us with a leading benchmark that measures general price movements and inflation in the world economy. We accounted for the acquisition of the intellectual property on a cost basis.

S&P Ratings

•
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

Following CRISIL's acquisition of Coalition Development Ltd. ("Coalition") that occurred in July of 2012, we made a contingent purchase price payment in 2013 for $12 million that has been reflected in the consolidated statement of cash flows as a financing activity.

2012
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

The terms of the operating agreement of S&P Dow Jones Indices LLC contain redemption features whereby interests held by minority partners are redeemable. See Note 8 – Equity for further discussion.

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

At the Acquisition Date, our noncontrolling interest has been recorded at the fair value of DJI we acquired plus the proportionate interest of the S&P Index business at our carry-over basis. As of June 30, 2012, we recorded a redeemable noncontrolling interest in our consolidated financial statements (see Note 8 – Equity for further discussion) at the preliminary fair value of 27% of S&P Dow Jones Indices LLC or $792 million due to the redemption provisions described above, representing CME Group's and CGIS' interest in S&P Dow Jones Indices LLC.

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

The intangible assets, excluding goodwill and indefinite-lived intangibles, will be amortized over their anticipated useful lives of between 5 and 20 years.

Income Taxes
We are responsible for the tax matters for S&P Dow Jones Indices LLC, including the filing of returns and the administration of any proceedings with taxing authorities. For U.S. federal income tax purposes, S&P Dow Jones Indices LLC is treated as a partnership. The income of S&P Dow Jones Indices LLC flows through and is subject to tax at the partners' level. However S&P Dow Jones Indices LLC incurs current and deferred income taxes in a limited number of states and localities and its foreign subsidiaries incur immaterial current and deferred foreign income taxes.

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

2011
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

Non-cash investing activities
Liabilities assumed in conjunction with the acquisition of businesses are as follows:

(in millions)	Years ended December 31,
	2013	2012	2011
Fair value of assets acquired	$—	$1,071	$214
Fair value of consideration transferred for DJI business	—	792	—
Cash paid (net of cash acquired)	—	177	194
Liabilities assumed [1]	$—	$102	$20

[1]	2013 acquisitions did not result in any liabilities assumed.

Divestitures - Continuing Operations

During the year ended December 31, 2013, we completed the following dispositions that resulted in a net pre-tax gain of $24 million, which was included in other loss (income) in the consolidated statement of income:

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

Additionally, S&P Capital IQ closed several of their non-core businesses during 2013.

We did not complete any dispositions during the year ended December 31, 2012.

During the year ended December 31, 2011, we recorded a pre-tax gain of $13 million within other loss (income) in the consolidated statement of income related to the sale of our interest in the LinkedIn Corporation as part of their initial public offering. This investment was held within our C&C segment.

Discontinued Operations

On March 22, 2013, we completed the sale of MHE to investment funds affiliated with Apollo Global Management, LLC for a purchase price of $2.4 billion in cash. We recorded an after-tax gain on the sale of $589 million , which is included in discontinued operations, net in the consolidated statement of income for the year ended December 31, 2013. We have used a portion of the after-tax proceeds from the sale to pay down short-term debt, for the special dividend paid in 2012, and to continue share repurchases. We intend to continue to use a portion of the after-tax proceeds to make selective acquisitions and investments.

In addition to the sale of MHE, our discontinued operations for the year ended December 31, 2011 also include the Broadcasting Group as we entered into a definitive agreement on October 3, 2011 with The E.W. Scripps Company to sell the Broadcasting Group. The sale was completed on December 30, 2011, when we received net proceeds of approximately $216 million. As a result of the sale, we recognized a pre-tax gain of $123 million, which was included in discontinued operations, net. For the year ended December 31, 2011 and prior periods presented, we reported our Broadcasting Group, previously included in our C&C segment, as a discontinued operation.

The key components of income from discontinued operations consist of the following:

(in millions)	Years ended December 31,
	2013	2012	2011
Revenue	$268	$2,062	$2,382
Expenses	310	2,287	2,035
Operating (loss) income	(42)	(225)	347
Interest expense (income), net	2	(2)	(3)
(Loss) income before taxes on (loss) income	(44)	(223)	350
(Benefit) provision for taxes on (loss) income	(18)	11	116
(Loss) income from discontinued operations, net of tax	(26)	(234)	234
Pre-tax gain on sale from discontinued operations	888	—	122
Provision for taxes on gain on sale	299	—	48
Gain on sale of discontinued operations, net of tax	589	—	74
Discontinued operations, net	563	(234)	308
Less: net (loss) income attributable to noncontrolling interests	(1)	5	4
Income (loss) from discontinued operations attributable to McGraw Hill Financial, Inc. common shareholders	$564	$(239)	$304

Results from discontinued operations for the year ended December 31, 2013 included the after-tax gain on sale of MHE of $589 million.
Results from discontinued operations for the year ended December 31, 2012 included several non-recurring items:

•	Intangible asset impairments of $497 million that consisted of goodwill, prepublication and inventory assets at MHE's School Education Group ("SEG").

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

Results from discontinued operations for the year ended December 31, 2011 included the after-tax gain on sale of the Broadcasting Group of $123 million.
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

The change in the carrying amount of goodwill by segment is shown below:

(in millions)	S&P Ratings	S&P Capital IQ	S&P DJ Indices	C&C	Total
Balance as of December 31, 2011	$197	$238	$223	$446	$1,104
Acquisitions	29	164	111	21	325
Transfers/reorganizations	(95)	53	45	—	3
Other (primarily Fx)	(1)	2	1	4	6
Balance as of December 31, 2012	130	457	380	471	1,438
Dispositions	—	(3)	(4)	(29)	(36)
Other (primarily Fx)	(5)	15	—	—	10
Balance as of December 31, 2013	$125	$469	$376	$442	$1,412

Goodwill additions and dispositions in the table above relate to transactions discussed in Note 2 – Acquisitions and Divestitures.

Other Intangible Assets

Other intangible assets include both indefinite-lived assets not subject to amortization and definite-lived assets subject to amortization. We have indefinite-lived assets with a carrying value of $634 million as of both December 31, 2013 and 2012 that consist of:

•
$380 million and $90 million, for Dow Jones Indices intellectual property and the Dow Jones tradename, respectively, that we recorded as part of the transaction to form S&P Dow Jones Indices LLC in 2012 further described in Note 2 – Acquisitions and Divestitures, and

•	$164 million within our C&C segment for the J.D. Power and Associates tradename.

The following table summarizes our definite-lived intangible assets:

(in millions)
Cost	Databases and software	Content	Customer relationships	Tradenames	Other intangibles	Total
Balance as of December 31, 2011	$109	$139	$115	$45	$62	$470
Acquisitions	17	—	110	1	108	236
Other (primarily Fx)	—	—	—	(1)	1	—
Balance as of December 31, 2012	126	139	225	45	171	706
Acquisitions	—	—	—	—	44	44
Dispositions	(9)	—	—	—	(13)	(22)
Impairment [1]	—	—	—	—	(26)	(26)
Other (primarily Fx)	(2)	—	—	—	(6)	(8)
Balance as of December 31, 2013	$115	$139	$225	$45	$170	$694

Accumulated amortization
Balance as of December 31, 2011	$70	$17	$43	$27	$50	$207
Current year amortization	10	14	11	3	10	48
Other (primarily Fx)	—	—	1	—	3	4
Balance as of December 31, 2012	80	31	55	30	63	259
Current year amortization	9	14	11	2	15	51
Dispositions	(6)	—	—	—	(9)	(15)
Other (Primarily Fx)	—	—	1	—	(1)	—
Balance as of December 31, 2013	$83	$45	$67	$32	$68	$295

Net definite-lived intangibles:
December 31, 2012	$46	$108	$170	$15	$108	$447
December 31, 2013	$32	$94	$158	$13	$102	$399

[1]	We incurred a $26 million non-cash impairment charge associated with an intangible asset acquired through the formation of our S&P Dow Jones Indices LLC joint venture.

Definite-lived intangible assets are being amortized on a straight-line basis over periods of up to 40 years. The weighted-average life of the intangible assets as of December 31, 2013 is approximately 9 years. Amortization expense for the years ended December 31, 2013, 2012 and 2011, and the projected amortization expense for intangible assets over the next 5 years for the years ended December 31, assuming no further acquisitions or dispositions, is as follows:

(in millions)	Amortization expense	Expected amortization expense
2011	$33
2012	48
2013	51
2014		$47
2015		45
2016		45
2017		42
2018		36

4. Taxes on Income

Income before taxes on income resulted from domestic and foreign operations as follows:

(in millions)	Year Ended December 31,
	2013	2012	2011
Domestic operations	$868	$841	$700
Foreign operations	478	289	300
Total continuing income before taxes	$1,346	$1,130	$1,000

The provision/(benefit) for taxes on income consists of the following:

(in millions)	Year Ended December 31,
	2013	2012	2011
Federal:
Current	$209	$194	$238
Deferred	51	74	(6)
Total federal	260	268	232
Foreign:
Current	152	91	93
Deferred	(19)	(9)	13
Total foreign	133	82	106
State and local:
Current	40	40	36
Deferred	10	14	—
Total state and local	50	54	36
Total provision for taxes for continuing operations	443	404	374
Provision for discontinued operations	281	11	164
Total provision for taxes	$724	$415	$538

A reconciliation of the U.S. federal statutory income tax rate to our effective income tax rate for financial reporting purposes is as follows:

	Year Ended December 31,
	2013	2012	2011
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
State and local income taxes	2.8	3.6	2.4
Foreign operations	(3.7)	(2.6)	(3.0)
S&P Dow Jones Indices LLC joint venture	(1.9)	(1.1)	—
Other, net	0.7	0.9	3.0
Effective income tax rate for continuing operations	32.9%	35.8%	37.4%

The principal temporary differences between the accounting for income and expenses for financial reporting and income tax purposes are as follows:

(in millions)	December 31,
	2013	2012
Deferred tax assets:
Postretirement benefits	$32	$201
Employee compensation	72	123
Accrued expenses	142	105
Unearned revenue	55	60
Allowance for doubtful accounts	15	17
Loss carryforwards	28	25
Other	10	—
Total deferred tax assets	354	531
Deferred tax liabilities:
Goodwill and intangible assets [1]	(379)	(379)
Fixed assets	(55)	(54)
Other	—	(1)
Total deferred tax liabilities	(434)	(434)
Net deferred income tax (liability) asset before valuation allowance	(80)	97
Valuation allowance	(5)	(7)
Net deferred income tax (liability) asset	$(85)	$90
Reported as:
Current deferred tax assets	$108	$117
Current deferred tax liabilities	(10)	(7)
Non-current deferred tax assets	22	36
Non-current deferred tax liabilities	(205)	(56)
Net deferred income tax (liability) asset	$(85)	$90

[1]	See Note 2 – Acquisitions and Divestitures for further discussion regarding the impact related to the S&P Dow Jones Indices LLC.

We record valuation allowances against deferred income tax assets when we determine that it is more likely than not based upon all the available evidence that such deferred income tax assets will not be realized. The valuation allowance is primarily related to operating losses.

We have not recorded deferred income taxes applicable to undistributed earnings of foreign subsidiaries that are indefinitely reinvested in foreign operations. Undistributed earnings that are indefinitely reinvested in foreign operations amounted to $930 million at December 31, 2013. Quantification of the deferred tax liability, if any, associated with indefinitely reinvested earnings is not practicable.

We made net income tax payments for continuing and discontinued operations totaling $787 million in 2013, $243 million in 2012, and $452 million in 2011. As of December 31, 2013, we had net operating loss carryforwards of $165 million, some of which will expire over varying periods.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in millions)	Years ended December 31,
	2013	2012	2011
Balance at beginning of year	$74	$58	$53
Additions based on tax positions related to the current year	27	14	12
Additions for tax positions of prior years	10	3	3
Reduction for tax positions of prior years	(9)	(1)	(10)
Reduction for settlements	(20)	—	—
Balance at end of year	$82	$74	$58

The total amount of federal, state and local, and foreign unrecognized tax benefits as of December 31, 2013 and 2012 was $82 million and $74 million, respectively, exclusive of interest and penalties. The increase of $28 million in 2013 (excluding settlements) is the amount of unrecognized tax benefits that unfavorably impacted tax expense for continuing and discontinued operations. The unfavorable impact to the tax provision was partially offset by the resolution of tax audits in multiple jurisdictions.

We recognize accrued interest and penalties related to unrecognized tax benefits in interest expense and operating-related expense, respectively. In addition to the unrecognized tax benefits, as of December 31, 2013 and 2012, we had $19 million and $14 million, respectively, of accrued interest and penalties associated with uncertain tax positions.

During 2013, we made a U.S. federal income tax payment in settlement of an issue related to tax years 2007 through 2010 and also effectively completed the audit for 2011. However, even though we have effectively completed the U.S. federal tax audit for 2011, it remained open pending an unresolved issue. Also during 2013, we completed various state and foreign tax audits and, with few exceptions, we are no longer subject to federal, state and local, or non-U.S. income tax examinations by tax authorities for the years before 2005. During 2011 and 2012, we completed various state and foreign tax audits. The impact to tax expense in 2013, 2012 and 2011 was not material.

We file income tax returns in the U.S. federal jurisdiction, various states, and foreign jurisdictions, and we are routinely under audit by many different tax authorities. We believe that our accrual for tax liabilities is adequate for all open audit years based on an assessment of many factors including past experience and interpretations of tax law. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events. It is possible that tax examinations will be settled prior to December 31, 2014. If any of these tax audit settlements do occur within that period, we would make any necessary adjustments to the accrual for unrecognized tax benefits. Until formal resolutions are reached between us and the tax authorities, the determination of a possible audit settlement range with respect to the impact on unrecognized tax benefits is not practicable. On the basis of present information, it is our opinion that any assessments resulting from the current audits will not have a material effect on our consolidated financial statements.

Although the timing of income tax audit resolution and negotiations with taxing authorities are highly uncertain, we do not anticipate a significant change to the total amount of unrecognized income tax benefits within the next twelve months.

5. Debt

A summary of short-term and long-term debt outstanding is as follows:

(in millions)	December 31,
	2013	2012
5.9% Senior Notes, due 2017 [1]	$400	$400
6.55% Senior Notes, due 2037 [2]	399	399
Commercial paper	—	457
Total debt	799	1,256
Less: short-term debt including current maturities	—	457
Long-term debt	$799	$799

[1]	Interest payments are due semiannually on April 15 and October 15, and as of December 31, 2013, the unamortized debt discount is less than $1 million.

[2]	Interest payments are due semiannually on May 15 and November 15, and as of December 31, 2013, the unamortized debt discount is approximately $1 million.

Annual long-term debt maturities are scheduled as follows based on book values as of December 31, 2013: no amounts due from 2014 – 2016, approximately $400 million due in 2017 and approximately $399 million due thereafter.

Currently, we have the ability to borrow a total of $1.0 billion through our commercial paper program, which is supported by our credit facility described below. As of December 31, 2013, there were no commercial paper borrowings outstanding. In connection with the December 2012 special dividend in the amount of $2.50 per share on our common stock, we utilized our commercial paper program and as a result, commercial paper borrowings outstanding as of December 31, 2012 totaled $457 million with an average interest rate and term of 0.48% and 28 days.

On June 19, 2013, we entered into a $1.0 billion four-year credit agreement (our “credit facility”) that will terminate on June 19, 2017. This credit facility replaced our $1.2 billion three-year credit facility that was scheduled to terminate on July 30, 2013. The previous credit facility was canceled immediately after the new credit facility became effective. There were no outstanding borrowings under the previous credit facility when it was replaced.

We pay a commitment fee of 20 to 45 basis points for our credit facility, depending on our indebtedness to cash flow ratio, whether or not amounts have been borrowed and currently pay a commitment fee of 25 basis points. The interest rate on borrowings under our credit facility is, at our option, calculated using rates that are primarily based on either the prevailing London Inter-Bank Offer Rate, the prime rate determined by the administrative agent or the Federal funds rate. For certain borrowings under this credit facility there is also a spread based on our indebtness to cash flow ratio added to the applicable rate.

Our credit facility contains certain covenants. The only financial covenant requires that our indebtedness to cash flow ratio, as defined in our credit facility, is not greater than 3.25 to 1, and this covenant has never been exceeded.

On February 7, 2013, Fitch Ratings downgraded our credit rating to BBB+ from A- and placed our ratings on Rating Watch Negative. There has been no change to our short-term / commercial paper rating of F2 from Fitch Ratings. On February 14, 2013, Moody's Investors Service downgraded our credit rating from A3 to Baa2 with negative outlook. In March 2013, upon the completion of the sale of McGraw-Hill Education, Moody's withdrew our credit ratings (due to Moody's own business reasons).

6. Employee Benefits

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

As part of the sale of MHE, described further in Note 2 – Acquisitions and Divestitures, we retained the benefit obligations and plan assets related to MHE, however, the benefit cost for periods presented is bifurcated between continuing and discontinued operations.

Benefit Obligation

A summary of the benefit obligation and the fair value of plan assets, as well as the funded status for the retirement and postretirement plans as of December 31, is as follows (benefits paid in the table below include only those amounts contributed directly to or paid directly from plan assets):

(in millions)	Retirement Plans		Postretirement Plans
	2013	2012	2013	2012
Net benefit obligation at beginning of year	$2,171	$1,834	$129	$129
Service cost	10	24	2	3
Interest cost	91	93	5	5
Plan participants’ contributions	—	1	4	5
Actuarial (gain) loss	(178)	287	(13)	3
Gross benefits paid	(77)	(71)	(13)	(17)
Foreign currency effect	8	11	—	—
Curtailment [1]	(26)	—	(11)	—
Other adjustments	5	(8)	—	1
Net benefit obligation at end of year	2,004	2,171	103	129
Fair value of plan assets at beginning of year	1,851	1,505	—	—
Actual return on plan assets	281	212	—	—
Employer contributions	27	193	9	12
Plan participants’ contributions	—	1	4	5
Gross benefits paid	(77)	(71)	(13)	(17)
Foreign currency effect	6	11	—	—
Fair value of plan assets at end of year	2,088	1,851	—	—
Funded status	$84	$(320)	$(103)	$(129)
Amounts recognized in consolidated balance sheets:
Non-current assets	$261	$98	$—	$—
Current liabilities	(7)	(7)	(9)	(11)
Non-current liabilities	(170)	(411)	(94)	(118)
	$84	$(320)	$(103)	$(129)
Accumulated benefit obligation	$2,004	$2,093
Plans with accumulated benefit obligation in excess of the fair value of plan assets:
Projected benefit obligation	$176	$1,773
Accumulated benefit obligation	$158	$1,756
Fair value of plan assets	$—	$1,356
Amounts recognized in accumulated other comprehensive loss, net of tax:
Net actuarial loss (gain)	$227	$455	$(11)	$(3)
Prior service credit	1	(4)	(1)	(1)
Total recognized	$228	$451	$(12)	$(4)

[1]
The curtailment gain for our retirement plans relates to a freeze of pension accruals for MHE employees as well as all remaining active employees in the United Kingdom ("U.K."). The curtailment gain for our postretirement plans relates to the sale of MHE on March 22, 2013.

The actuarial loss included in accumulated other comprehensive loss for our retirement plans and expected to be recognized in net periodic pension cost during the year ending December 31, 2014 is $7 million. There is no prior service credit included in accumulated other comprehensive loss for our retirement plans expected to be recognized in net periodic benefit cost during the year ending December 31, 2014.

There are immaterial amounts of prior service credit and actuarial loss included in accumulated other comprehensive loss for our postretirement plans expected to be recognized in net periodic benefit cost during the year ending December 31, 2014.

Net Periodic Cost

For purposes of determining annual pension cost, prior service costs are being amortized straight-line over the average remaining service period of employees expected to receive benefits.

A summary of net periodic benefit cost for our retirement and postretirement plans for the years ended December 31, is as follows:

(in millions)	Retirement Plans			Postretirement Plans
	2013	2012	2011	2013	2012	2011
Service cost	$10	$24	$67	$2	$3	$3
Interest cost	91	93	99	5	5	6
Expected return on assets	(129)	(124)	(127)	—	—	—
Amortization of:
Actuarial loss	26	32	31	—	—	—
Prior service credit	5	(1)	—	(1)	(1)	(1)
Curtailment [1]	(8)	—	—	(12)	—	—
Net periodic benefit cost	$(5)	$24	$70	$(6)	$7	$8

[1]
The curtailment gain for our retirement plans relates to a freeze of pension accruals for MHE employees as well as all remaining active employees in the United Kingdom ("U.K."). The curtailment gain for our postretirement plans relates to the sale of MHE on March 22, 2013.

Our U.K. retirement plan accounted for a benefit of $10 million in 2013, including the $8 million curtailment gain discussed above, and $3 million in 2012 and 2011 of the net periodic benefit cost attributable to the funded plans.

Other changes in plan assets and benefit obligations recognized in other comprehensive income, net of tax for the years ended December 31, are as follows:

(in millions)	Retirement Plans			Postretirement Plans
	2013	2012	2011	2013	2012	2011
Net actuarial (gain) loss	$(213)	$116	$65	$(8)	$2	$(12)
Recognized actuarial gain	(15)	(20)	(18)	—	—	—
Prior service credit	5	2	—	—	1	1
Total recognized	$(223)	$98	$47	$(8)	$3	$(11)

The total cost for our retirement plans was $96 million for 2013, $129 million for 2012 and $175 million for 2011. Included in the total retirement plans cost are defined contribution plans cost of $75 million for 2013, $86 million for 2012 and $88 million 2011.

Assumptions

	Retirement Plans			Postretirement Plans
	2013	2012	2011	2013	2012	2011
Benefit obligation: [1]
Discount rate	5.0%	4.1%	5.1%	4.20%	3.45%	4.45%
Compensation increase factor	N/A	N/A	4.5%
Net periodic cost:
Weighted-average healthcare cost rate [2]				7.0%	7.5%	8.0%
Discount rate - U.S. plan [3]	4.1%	5.1%	5.4%	3.45%	4.45%	4.65%
Discount rate - U.K. plan [3]	4.8%	5.1%	5.5%
Compensation increase factor - U.S. plan	N/A	4.5%	4.5%
Compensation increase factor - U.K. plan	5.75%	5.85%	6.25%
Return on assets [4]	7.25%	7.75%	8.0%

[1]
These assumptions for the retirement plans relate to our U.S. ERP and a compensation increase factor is no longer applicable because there are no further salary increases as the U.S. ERP was frozen in April 2012.

[2]
The assumed weighted-average healthcare cost trend rate will decrease ratably from 7% in 2013 to 5% in 2020 and remain at that level thereafter. Assumed healthcare cost trends have an effect on the amounts reported for the healthcare plans. A one percentage point change in assumed healthcare cost trend creates the following effects:

(in millions)	1% point increase	1% point decrease
Effect on postretirement obligation	$4	$(4)

[3]
Effective January 1, 2014, we changed our discount rate assumption on our U.S. retirement plans to 5.0% from 4.1% in 2013 and changed our discount rate assumption on our U.K. plan to 4.5% from 4.8% in 2013.

[4]
The expected return on assets assumption is calculated based on the plan’s asset allocation strategy and projected market returns over the long-term. Effective January 1, 2014, we changed our return on assets assumption to 7.125% from 7.25% for the U.S. plan in 2013 and to 6.75% from 7.25% for the U.K. plan in 2013.

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

Expected employer contributions in 2014 are $23 million for our retirement plans and $10 million for our postretirement plans. In 2014, we may elect to make additional non-required contributions depending on investment performance and the pension plan status. Information about the expected cash flows for our retirement and postretirement plans and the impact of the Medicare subsidy is as follows:

(in millions)		Postretirement Plans [2]
	Retirement [1] Plans	Gross payments	Retiree contributions	Medicare subsidy	Net payments
2014	$76	$14	$(5)	$(1)	$8
2015	79	14	(5)	(1)	8
2016	84	15	(6)	(1)	8
2017	88	15	(6)	(1)	8
2018	92	15	(7)	(1)	7
2019-2023	512	79	(44)	(3)	32

[1]	Reflects the total benefits expected to be paid from the plans or from our assets including both our share of the benefit cost and the participants’ share of the cost.

[2]	Reflects the total benefits expected to be paid from our assets.

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

•	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The fair value of our defined benefit plans assets as of December 31, 2013 and 2012, by asset class is as follows:

(in millions)	December 31, 2013
	Total	Level 1	Level 2	Level 3
Cash and short-term investments, and other	$68	$20	$48	$—
Equity securities:
U.S. indexes [1]	514	145	369	—
U.S. growth and value	373	325	48	—
U.K.	183	101	82	—
International, excluding U.K.	227	131	96	—
Fixed income securities:
Long duration strategy [2]	517	—	517	—
Intermediate duration securities	11	—	11	—
Agency mortgage backed securities	7	—	7	—
Asset backed securities	16	—	16	—
Non-agency mortgage backed securities [3]	45	—	45	—
U.K. [4]	66	—	66	—
International, excluding U.K.	61	—	61	—
Total	$2,088	$722	$1,366	$—

(in millions)	December 31, 2012
	Total	Level 1	Level 2	Level 3
Cash and short-term investments, and other	$180	$2	$178	$—
Equity securities:
U.S. indexes [1]	399	119	280	—
U.S. growth and value	344	307	37	—
U.K.	154	85	69	—
International, excluding U.K.	225	137	87	1
Fixed income securities:
Long duration strategy [2]	370	—	370	—
Intermediate duration securities	3	—	3	—
Agency mortgage backed securities	13	—	13	—
Asset backed securities	10	—	10	—
Non-agency mortgage backed securities [3]	52	—	52	—
U.K. [4]	41	—	41	—
International, excluding U.K.	43	—	43	—
Real estate:
U.K. [5]	17	—	—	17
Total	$1,851	$650	$1,183	$18

[1]	Includes securities that are tracked in the following indexes: S&P 500, S&P MidCap 400, S&P MidCap 400 Growth and S&P Smallcap 600.

[2]	Includes securities that are investment grade obligations of issuers in the U.S.

[3]	Includes U.S. mortgage-backed securities that are not backed by the U.S. government.

[4]	Includes securities originated by the government of and other issuers from the U.K.

[5]	Includes a fund which holds real estate properties in the U.K.

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

The trustee obtains estimated prices from vendors for securities that are not easily quotable and they are categorized accordingly as Level 3. The following tables details further information our plan assets where we have used significant unobservable inputs (Level 3):

(in millions)
Beginning balance as of December 31, 2012	$18
Capital distributions	(18)
Ending balance as of December 31, 2013	$—

Pension Trusts’ Asset Allocations

There are two pension trusts, one in the U.S. and one in the U.K.

•
The U.S. pension trust had assets of $1.7 billion and $1.5 billion as of December 31, 2013 and 2012, respectively, and the target allocations in 2014 include 48% domestic equities, 12% international equities, and 40% debt securities and short-term investments.

•
The U.K. pension trust had assets of $399 million and $318 million as of December 31, 2013 and 2012, respectively, and the target allocations in 2014 include 30% equities, 40% diversified growth funds, and 30% fixed income.

The pension assets are invested with the goal of producing a combination of capital growth, income, and a liability hedge. The mix of assets is established after consideration of the long-term performance and risk characteristics of asset classes. Investments are selected based on their potential to enhance returns, preserve capital, and reduce overall volatility. Holdings are diversified within each asset class. The portfolios employ a mix of index and actively managed equity strategies by market capitalization, style, geographic regions, and economic sectors. The fixed income strategies include U.S. long duration securities, opportunistic fixed income securities, and U.K. debt instruments. The short-term portfolio, whose primary goal is capital preservation for liquidity purposes, is composed of government and government-agency securities, un-invested cash, receivables, and payables. The portfolios do not employ any financial leverage.

U.S. Defined Contribution Plans

Assets of the defined contribution plans in the U.S. consist primarily of investment options which include actively managed equity, indexed equity, actively managed equity/bond funds, McGraw Hill Financial common stock, stable value, and money market strategies. There is also a self-directed mutual fund investment option. The plans purchased 261,672 and sold 1,182,318 shares of McGraw Hill Financial common stock in 2013 and purchased 620,455 and sold 869,199 shares of McGraw Hill Financial common stock in 2012. The plans held approximately 2.2 million shares of McGraw Hill Financial common stock as of December 31, 2013 and 3.7 million shares as of December 31, 2012, with market values of $172 million and $200 million, respectively. The plans received dividends on McGraw Hill Financial common stock of $3 million during the year ended December 31, 2013 and $13 million during the year ended December 31, 2012.

7. Stock-Based Compensation

We issue stock-based incentive awards to our eligible employees and Directors under the 2002 Employee Stock Incentive Plan and a Director Deferred Stock Ownership Plan.

•
2002 Employee Stock Incentive Plan (the “2002 Plan”) – The 2002 Plan permits the granting of nonqualified stock options, stock appreciation rights, performance stock, restricted stock and other stock-based awards.

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

The number of common shares reserved for issuance are as follows:

(in millions)	December 31,
	2013	2012
Shares available for granting under the 2002 Plan	30.3	26.8
Options outstanding	12.2	18.6
Total shares reserved for issuance [1]	42.5	45.4

[1]	Shares reserved for issuance under the Director Deferred Stock Ownership Plan are not included in the total, but are less than 0.2 million.

We issue treasury shares upon exercise of stock options and the issuance of restricted stock and unit awards. To offset the dilutive effect of the exercise of employee stock options, we periodically repurchase shares, see Note 8 – Equity for further discussion.

Common shares reserved for issuance in 2012 was impacted by the special dividend announced in the fourth quarter of 2012. In conjunction with the special dividend, the Compensation and Leadership Development Committee of the Board of Directors decided that employees who hold stock options, performance share units and restricted unit awards under the employee stock ownership plans should receive the economic benefit of the special dividend. Therefore, employees' equity awards have been adjusted to maintain the value of the award prior to the special dividend.

Stock-based compensation expense and the corresponding tax benefit are as follows:

(in millions)	Year Ended December 31,
	2013	2012	2011
Stock option expense	$13	$10	$19
Restricted stock and unit awards expense	86	83	58
Total stock-based compensation expense	$99	$93	$77

Tax benefit	$38	$36	$29

Stock-based compensation of $7 million, $16 million and $19 million is recorded in discontinued operations for the years ended December 31, 2013, 2012 and 2011, respectively, as as result of the sale of MHE described further in Note 2 – Acquisitions and Divestitures. Additionally, stock-based compensation expense for the years ended December 31, 2012 and 2011 include amounts related to employees at the Company's corporate offices who transferred to MHE of $5 million and $4 million, respectively.

Stock Options

Stock options may not be granted at a price less than the fair market value of our common stock on the date of grant. Stock options granted in 2013 vest over a three years service period in equal annual installments and have a maximum term of 10 years. Stock option compensation costs for 2013 grants are recognized from the date of grant, utilizing a three-year graded vesting method. Under this method, one third of the costs are ratably recognized over the first twelve months, one third of the costs are ratably recognized over a twenty-four month period starting from the date of grant with the remaining costs ratably recognized over a thirty-six month period starting from the date of grant.

Stock options granted in 2011 and prior years vest over a two years service period in equal annual installments and have a maximum term of 10 years. Stock option compensation costs for 2011 and prior year grants are recognized from the date of grant, utilizing a two-year graded vesting method. Under this method, fifty percent of the costs are ratably recognized over the first twelve months with the remaining costs ratably recognized over a twenty-four month period starting from the date of grant.

We use a lattice-based option-pricing model to estimate the fair value of options granted. The following assumptions were used in valuing the options granted (in 2012, stock options were not granted as part of employees' total stock-based incentive awards):

	Year Ended December 31,
	2013	2012	2011
Risk-free average interest rate	0.1 - 2.9%	N/A	0.2 - 3.5%
Dividend yield	2.09 - 2.07%	N/A	2.5 - 3.0%
Volatility	29 - 45%	N/A	21 - 51%
Expected life (years)	6.1 - 6.2	N/A	6.1 - 6.2
Weighted-average grant-date fair value per option	$14.46	N/A	$10.61

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

Stock option activity is as follows:

(in millions, except per award amounts)	Shares		Weighted average exercise price	Weighted-average remaining years of contractual term	Aggregate intrinsic value
Options outstanding as of December 31, 2012	18.6		$39.58
Granted	1.4	[1]	$51.69
Exercised	(7.4)		$37.78
Canceled, forfeited and expired	(0.4)		$50.33
Options outstanding as of December 31, 2013	12.2		$41.78	4.3	$445
Options exercisable as of December 31, 2013	10.9		$40.55	3.7	$409

(in millions, except per award amounts)	Shares	Weighted-average grant-date fair value
Nonvested options outstanding as of December 31, 2012	1.1	$10.61
Granted	1.4	$14.46
Vested	(1.2)	$10.61
Nonvested options outstanding as of December 31, 2013	1.3	$14.46
Total unrecognized compensation expense related to nonvested options	$9
Weighted-average years to be recognized over	2.3

The total fair value of our stock options that vested during the years ended December 31, 2013, 2012 and 2011 was $12 million, $21 million and $18 million, respectively. In 2012, stock options were not granted as part of employees' total stock-based incentive awards which contributed to the decrease in the fair value of our stock options that vested during the year ended December 31, 2013.

We receive a tax deduction for certain stock option exercises during the period in which the options are exercised, generally for the excess of the quoted market value of the stock at the time of the exercise of the options over the exercise price of the options (“intrinsic value”). For the years ended December 31, 2013, 2012 and 2011, $43 million, $42 million and $20 million, respectively, of excess tax benefits from stock options exercised are reported in our cash flows used for financing activities.

Information regarding our stock option exercises is as follows:

(in millions)	Year Ended December 31,
	2013	2012	2011
Net cash proceeds from the exercise of stock options	$258	$299	$139
Total intrinsic value of stock option exercises	$158	$120	$41
Income tax benefit realized from stock option exercises	$61	$47	$16

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

Restricted stock and unit activity for performance and non-performance awards is as follows:

(in millions, except per award amounts)	Shares	Weighted-average grant-date fair value
Nonvested shares as of December 31, 2012	3.4	$40.49
Granted	3.0	$44.22
Vested	(3.1)	$38.93
Forfeited	(0.2)	$46.28
Nonvested shares as of December 31, 2013	3.1	$47.89
Total unrecognized compensation expense related to nonvested awards	$84
Weighted-average years to be recognized over	1.6

	Year Ended December 31,
	2013	2012	2011
Weighted-average grant-date fair value per award	$44.22	$44.38	$37.80
Total fair value of restricted stock and unit awards vested	$119	$90	$1
Tax benefit relating to restricted stock activity	$33	$32	$22

8. Equity

Capital Stock

Two million shares of preferred stock, par value $1 per share, are authorized; none have been issued.

On January 29, 2014, the Board of Directors approved an increase in the dividends for 2014 to a quarterly rate of $0.30 per common share.

	Year Ended December 31,
	2013	2012	2011
Quarterly dividend rate	$0.28	$0.255	$0.25
Annualized dividend rate	$1.12	$1.02	$1.00
Special dividend	$—	$2.50	$—
Dividends paid (in millions)	$308	$984	$296

Stock Repurchases

On December 4, 2013, the Board of Directors approved a new stock repurchase program authorizing the purchase of 50 million shares (the "2013 Repurchase Program"), which was approximately 18% of the total shares of our outstanding common stock at that time. In 2011, the Board of Directors approved a stock repurchase program authorizing the purchase of up to 50 million shares (the “2011 Repurchase Program”), which was approximately 17% of the total shares of our outstanding common stock at that time. In 2007, the Board of Directors approved a stock repurchase program authorizing the purchase of up to 45 million shares (the “2007 Repurchase Program”).

Share repurchases were as follows:

(in millions, except average price)	Year Ended December 31,
	2013	2012	2011
Total number of shares purchased - 2011 Repurchase Program [1,2]	16.9	6.8	26.3
Total number of shares purchased - 2007 Repurchase Program	—	—	8.4
Average price paid per share [2,3]	$58.52	$50.35	$40.48
Total cash utilized	$989	$295	$1,500

[1]	2013 and 2012 includes shares received as part of our accelerated share repurchase agreements as described in more detail below.

[2]
In any period, cash used in financing activities related to common stock repurchased may differ from the comparable change in equity, reflecting timing differences between the recognition of share repurchase transactions and their settlement for cash. As such, in fourth quarter of 2013, 0.1 million shares were repurchased for approximately $10 million, which settled in January 2014. Excluding these 0.1 million shares, the average price paid per share was $58.36.

[3]
Average price paid per share information for 2013 includes the accelerated share repurchase transaction, while 2012 and 2011 does not include the accelerated share repurchase transactions entered in December 2011 as discussed in more detail below.

Our purchased shares may be used for general corporate purposes, including the issuance of shares for stock compensation plans and to offset the dilutive effect of the exercise of employee stock options. As of December 31, 2013, 50 million shares remained available under the 2013 Repurchase Program. As of December 31, 2013, there were no remaining shares available under the 2007 or 2011 Repurchase Programs. The 2013 Repurchase Program has no expiration date and purchases under this program may be made from time to time on the open market and in private transactions, depending on market conditions.

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
In December of 2011 we entered into two separate ASR agreements with a financial institution to initiate share repurchases aggregating $500 million. The first ASR agreement was structured as an uncollared ASR agreement for the repurchase of $250 million of shares at a per share price equal to the VWAP of our common stock between December 7, 2011 and February 22, 2012. We purchased and received approximately 5 million and 0.8 million shares in December 2011 and February 2012, respectively, under the agreement. The second agreement was structured as a capped agreement for the repurchase of 250 million of shares where we purchased and received 5 million and 0.1 million shares in December 2011 and April 2012, respectively.

Redeemable Noncontrolling Interests

The agreement with the minority partners of our S&P Dow Jones Indices LLC partnership discussed in Note 2 – Acquisitions and Divestitures contains redemption features whereby interests held by minority partners are redeemable either (i) at the option of the holder or (ii) upon the occurrence of an event that is not solely within our control. Specifically, under the terms of the operating agreement of S&P Dow Jones Indices LLC, after December 31, 2017, CME Group and CGIS will have the right at any time to sell, and we are obligated to buy, at least 20% of their share in S&P Dow Jones Indices LLC. In addition, in the event there is a change of control of the Company, for the 15 days following a change in control, CME Group and CGIS will have the right to put their interest to us at the then fair value of CME Group's and CGIS' minority interest.

If interests were to be redeemed under this agreement, we would generally be required to purchase the interest at fair value on the date of redemption. This interest is presented on the consolidated balance sheet outside of equity under the caption “Redeemable noncontrolling interest” with an initial value based on fair value for the portion attributable to the net assets we acquired, and based on our historical cost for the portion attributable to our S&P Index business. We adjust the redeemable noncontrolling interest each reporting period to its estimated redemption value, but never less than its initial fair value, considering a combination of an income and market valuation approach. Out income and market valuation approaches may incorporate Level 3 fair value measures for instances when observable inputs are not available, including assumptions related to expected future net cash flows, long-term growth rates, the timing and nature of tax attributes, and the redemption features. Any adjustments to the redemption value will impact retained income.

Noncontrolling interests that do not contain such redemption features are presented in equity.

Changes to redeemable noncontrolling interest during the year ended December 31, 2013 were as follows:

(in millions)
Balance as of December 31, 2012	$810
Net income attributable to noncontrolling interest	73
Distributions to noncontrolling interest	(62)
Redemption value adjustment	(11)
Balance as of December 31, 2013	$810

9. Earnings per Share

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

The calculation for basic and diluted EPS is as follows:

(in millions, except per share data)	Year Ended December 31,
	2013	2012	2011
Amount attributable to McGraw Hill Financial, Inc. common shareholders:
Income from continuing operations	$812	$676	$607
Income (loss) from discontinued operations	564	(239)	304
Net income attributable to the Company	$1,376	$437	$911

Basic weighted-average number of common shares outstanding	274.5	278.6	298.1
Effect of stock options and other dilutive securities	5.3	6.0	5.5
Diluted weighted-average number of common shares outstanding	279.8	284.6	303.6

Basic EPS:
Income from continuing operations	$2.96	$2.43	$2.03
Income (loss) from discontinued operations	2.05	(0.86)	1.02
Net income	$5.01	$1.57	$3.05
Diluted EPS:
Income from continuing operations	$2.90	$2.37	$2.00
Income (loss) from discontinued operations	2.01	(0.84)	1.00
Net income	$4.91	$1.53	$3.00

There were 0.9 million, 1.4 million and 1.6 million restricted performance shares outstanding as of December 31, 2013, 2012 and 2011, respectively, that were not included in the computation of diluted earnings per common share because the necessary vesting conditions have not yet been met.

The effect of the potential exercise of stock options is excluded from the computation of diluted earnings per share when the average market price of the common stock is lower than the exercise price of the related option during the period because the effect would have been antidilutive. For the years ended December 31, 2013, 2012 and 2011, the number of stock options excluded from the computation are as follows:

(in millions)	Year Ended December 31,
	2013	2012	2011
Stock options excluded from diluted EPS computation	1.2	3.4	10.1

10. Restructuring

As part of our Growth and Value Plan that we began in September of 2011, we have initiated various restructuring plans as we identified opportunities for cost savings through workforce reductions and created a flatter and more agile organization. Additionally, as we continued to evaluate our remaining cost structure in 2013, particularly in light of recent divestitures, we further identified cost savings associated with streamlining our management structure and our decision to exit non-strategic businesses. Our 2013 and 2012 restructuring plans consisted of a company-wide workforce reduction of approximately 520 positions and 670 positions, respectively, and are further detailed below. The charges for each restructuring plan are classified as selling and general expenses within the consolidated statements of income and the reserves are included in other current liabilities in the consolidated balance sheets.

In certain circumstances, reserves are no longer needed because of efficiencies in carrying out the plans or because employees previously identified for separation resigned from the Company and did not receive severance or were reassigned due to circumstances not foreseen when the original plans were initiated. In these cases, we reverse reserves through the consolidated statements of income during the period when it is determined they are no longer needed. There was approximately $7 million of reserves from the 2012 restructuring plan that we have reversed in 2013, which offset the initial charge of $49 million recorded for the 2013 restructuring plan.

As part of the sale of MHE, described further in Note 2 — Acquisitions and Divestitures, we have retained MHE's restructuring liabilities. Therefore, the remaining reserve for the 2012 restructuring plan detailed below includes MHE's restructuring liability, however, the initial charge associated with the reserve has been bifurcated between continuing and discontinued operations.

The initial restructuring charge recorded and the ending reserve balance as of December 31, 2013 by segment is as follows:

	2013 Restructuring Plan		2012 Restructuring Plan
(in millions)	Initial Charge Recorded	Ending Reserve Balance	Initial Charge Recorded	Ending Reserve Balance
S&P Ratings	$13	$13	$15	3
S&P Capital IQ	10	9	19	1
S&P DJ Indices	—	—	1	—
C&C	10	7	12	2
Corporate	16	10	21	—
Total continuing operations	49	39	68	6
MHE	—	—	39	8
Total	$49	$39	$107	$14

For the year ended December 31, 2013, we have reduced the reserve for the 2013 restructuring plan by $10 million and for the years ended December 31, 2013 and 2012, we have reduced the reserve for the 2012 restructuring plan by $78 million and $15 million, respectively. The reductions primarily related to cash payments for employee severance costs.

11. Segment and Geographic Information

As discussed in Note 1 – Accounting Policies, we have four reportable segments: S&P Ratings, S&P Capital IQ, S&P DJ Indices and C&C.

Our Chief Executive Officer is our chief operating decision-maker and evaluates performance of our segments and allocates resources based primarily on operating profit. Segment operating profit does not include unallocated expense or interest expense, which are centrally managed costs. We use the same accounting policies for our segments as those described in Note 1 – Accounting Policies.

Segment information for the years ended December 31 is as follows:

(in millions)	Revenue			Operating Profit
	2013	2012	2011	2013	2012	2011
S&P Ratings	$2,274	$2,034	$1,767	$1,000	$849	$720
S&P Capital IQ	1,170	1,124	1,031	211	208	214
S&P DJ Indices	493	388	323	278	212	189
C&C	1,014	973	896	311	248	180
Intersegment elimination	(76)	(69)	(63)	—	—	—
Total operating segments	4,875	4,450	3,954	1,800	1,517	1,303
Unallocated expense	—	—	—	(395)	(306)	(226)
Total	$4,875	$4,450	$3,954	$1,405	$1,211	$1,077

(in millions)	Depreciation & Amortization			Capital Expenditures
	2013	2012	2011	2013	2012	2011
S&P Ratings	$45	$43	$40	$40	$43	$40
S&P Capital IQ	49	50	43	39	22	21
S&P DJ Indices	10	8	3	4	2	2
C&C	22	23	23	17	17	14
Total operating segments	126	124	109	100	84	77
Corporate	11	17	17	17	13	15
Total	$137	$141	$126	$117	$97	$92

Segment information as of December 31 is as follows:

(in millions)	Total Assets
	2013	2012
S&P Ratings	$630	$726
S&P Capital IQ	1,054	1,123
S&P DJ Indices	1,160	1,133
C&C	943	1,000
Total operating segments	3,787	3,982
Corporate [1]	2,213	1,130
Assets held for sale	61	1,940
Total	$6,061	$7,052

[1]	Corporate assets consist principally of cash and equivalents, assets for pension benefits, deferred income taxes and leasehold improvements related to subleased areas.

We have operations with foreign revenue and long-lived assets in approximately 80 countries. We do not have operations in any foreign country that represent more than 8% of our consolidated revenue. Transfers between geographic areas are recorded at agreed upon prices and intercompany revenue and profit are eliminated. No single customer accounted for more than 10% of our consolidated revenue.

The following provides revenue and long-lived assets by geographic region:

(in millions)	Revenue			Long-lived Assets
	Years ended December 31,			December 31,
	2013	2012	2011	2013	2012
United States	$2,892	$2,684	$2,373	$2,209	$2,376
European region	1,227	1,067	951	432	441
Asia	483	454	423	59	70
Rest of the world	273	245	207	54	57
Total	$4,875	$4,450	$3,954	$2,754	$2,944

	Revenue			Long-lived Assets
	Years ended December 31,			December 31,
	2013	2012	2011	2013	2012
United States	59%	60%	60%	80%	81%
European region	25	24	24	16	15
Asia	10	10	11	2	2
Rest of the world	6	6	5	2	2
Total	100%	100%	100%	100%	100%

See Note 2 – Acquisitions and Divestitures, and Note 10 – Restructuring, for actions that impacted the segment operating results.

12. Commitments and Contingencies

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

Rental expense for property and equipment under all operating lease agreements is as follows:

(in millions)	Years ended December 31,
	2013	2012	2011
Gross rental expense	$207	$164	$158
Less: sublease revenue	(29)	(4)	(2)
Less: Rock-McGraw rent credit	(20)	(19)	(18)
Net rental expense	$158	$141	$138

In December 2003, we sold our 45% equity investment in Rock-McGraw, Inc., which owns our headquarters building in New York City, and remained an anchor tenant in our corporate headquarters building in New York City by concurrently leasing back space from the buyer through 2020. As of December 31, 2013, we leased approximately 17% of the building space. Proceeds from the disposition were $382 million and the sale resulted in a pre-tax gain, net of transaction costs, of $131 million ($58 million after-tax) upon disposition. As a result of the amount of building space we retained through our leaseback, a pre-tax gain of $212 million ($126 million after-tax) was deferred upon the disposition in 2003.

In December of 2013, we entered into an arrangement with the buyer to shorten the lease to December 2015 in exchange for approximately $60 million which was recorded as a reduction to the unrecognized deferred gain from the sale. The remaining gain is being amortized over the remaining lease term as a reduction in rent expense. As of December 31, 2013, the remaining deferred gain is $45 million. The amount of the gain amortized during the year ended December 31, 2012 was $15 million. Interest expense associated with this operating lease for the year ended December 31, 2013 was $5 million.

Cash amounts for future minimum rental commitments, including rent payments on the sale-leaseback, under existing non-cancelable leases with a remaining term of more than one year, along with minimum sublease rental income to be received under non-cancelable subleases are shown in the following table.

(in millions)	Rent commitment	Sublease income	Net rent
2014	$161	$(14)	$147
2015	155	(14)	141
2016	123	(13)	110
2017	99	(13)	86
2018	90	(13)	77
2019 and beyond	238	(16)	222
Total	$866	$(83)	$783

Related Party Agreements

In June of 2012, we entered into a new license agreement (the "License Agreement") with the holder of S&P Dow Jones Indices LLC noncontrolling interest, CME Group, which replaced the 2005 license agreement between S&P DJ Indices and CME Group. Under the terms of the License Agreement, S&P Dow Jones Indices LLC receives a share of the profits from the trading and clearing of CME Group's equity index products. During the years ended December 31, 2013 and 2012, S&P Dow Jones Indices LLC earned $46 million and $21 million of revenue under the terms of the License Agreement, respectively. The entire amount of this revenue is included in our consolidated statement of income, and the portion related to the 27% noncontrolling interest is removed in the net income attributable to noncontrolling interests.

Legal & Regulatory Matters

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

S&P Ratings

In connection with a previously disclosed investigation by the Civil Division of the Department of Justice ("DOJ") of S&P LLC, the DOJ filed a civil complaint in the United States District Court for the Central District of California on February 4, 2013 against the Company and S&P LLC alleging violations of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 regarding Standard & Poor's Ratings Services ratings in 2004-2007 of certain U.S. collateralized debt obligations and Standard & Poor's Ratings Services models for certain structured finance products. The Company and S&P LLC filed a motion to dismiss the complaint on April 22, 2013. The Court issued an order denying the motion to dismiss on July 16, 2013. Discovery in this case is ongoing. During the course of discovery, DOJ has identified the U.S. collateralized debt obligations and residential mortgage backed securities rated by Standard & Poor's Ratings Services between 2004-2007, additional to those identified in the complaint, that could provide the basis for whatever proof it seeks to introduce at trial and at any penalty phase of the case.

In connection with the numerous state-court actions that have been brought against the Company and S&P LLC by the attorneys general of various states and the District of Columbia, the Company and S&P LLC have removed most of the actions to federal court and filed a motion before the United States Judicial Panel on Multidistrict Litigation ("JPML") to consolidate and transfer those removed actions to one federal court for all pretrial proceedings. On June 6, 2013, the JPML granted the Company and S&P LLC's motion with respect to the state actions then before it and ordered those actions be consolidated before the United States District Court for the Southern District of New York. The Company expects that any similar actions subsequently filed by other state attorneys general will be similarly consolidated in the Southern District of New York upon the Company’s request. On October 4, 2013, the Court heard argument on motions by the states to have the cases remanded to state court.

A writ of summons was served on The McGraw-Hill Companies, SRL and on The McGraw-Hill Companies, SA (both indirect subsidiaries of the Company) (collectively, “Standard & Poor's”) on September 29, 2005 and October 7, 2005, respectively, in an action brought in the Tribunal of Milan, Italy by Enrico Bondi (“Bondi”), the Extraordinary Commissioner of Parmalat Finanziaria S.p.A. and Parmalat S.p.A. (collectively, “Parmalat”). Bondi had brought numerous other lawsuits in both Italy and the United States against entities and individuals who had dealings with Parmalat. In this suit, Parmalat claims that Standard & Poor's, which had issued investment grade ratings on Parmalat until shortly before Parmalat's collapse in December 2003, breached its duty to issue an independent and professional rating and negligently and knowingly assigned inflated ratings in order to retain Parmalat's business. Alleging joint and several liability, Parmalat claims damages of euros 4,073,984,120 (representing the value of bonds issued by Parmalat and the rating fees paid by Parmalat) with interest, plus damages to be ascertained for Standard & Poor's alleged complicity in aggravating Parmalat's financial difficulties and/or for having contributed in bringing about Parmalat's indebtedness towards its bondholders, and legal fees. On June 29, 2011, the Court issued its final decision dismissing in its entirety Parmalat's main damages claim which was based on the value of the bonds issued. The Court ordered Standard & Poor's to pay Parmalat the sum of approximately euros 784,000 (approximately $1.1 million), representing the amount of rating fees paid to Standard & Poor's by Parmalat, plus interest from the date of service of the Writ of Summons. The Court also ordered Standard & Poor's to reimburse Parmalat for euros 47,390 (less than $0.1 million) in trial costs and for its share of fees paid to Court-appointed experts, amounting to euros 67,797 (also less than $0.1 million). On September 29, 2012, Parmalat submitted a brief to the Court of Appeals of Milan appealing the judgment issued by the Tribunal of Milan and, on November 16, 2012, requested payment of the judgment in the amount of euros 1,103,793. Standard & Poor’s paid the judgment on December 3, 2012. On May 9, 2013, Standard & Poor’s filed its response to the appeal, including its cross-appeal. Hearings in the appeal took place on May 29, 2013 and October 9, 2013. The parties’ final briefs were submitted in December 2013.

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

On August 28, 2007, a putative shareholder class action titled Reese v. Bahash was filed in the District Court for the District of Columbia, and was subsequently transferred to the Southern District of New York. The Company and its CEO and former CFO were named as defendants in the suit, which alleged claims under the federal securities laws in connection with alleged misrepresentations and omissions made by the defendants relating to the Company's earnings and S&P's business practices. On April 2, 2012, the District Court entered judgment granting the Defendants' motion to dismiss, and dismissing all claims asserted against the Defendants in their entirety and, on December 20, 2012, the United States Court of Appeals for the Second Circuit affirmed the dismissal in its entirety. Plaintiff sought to be relieved from the judgment dismissing the case and for permission to file an amended complaint. The Court denied these requests in their entirety on September 24, 2013. Plaintiff is pursuing an appeal from the Court’s decision.

The Company and its Standard & Poor's Financial Services LLC subsidiary ("S&P LLC"), together with other credit rating agencies, have been named in numerous lawsuits in U.S. State and Federal Courts, as well as in foreign jurisdictions, relating to the ratings activity of Standard & Poor's Ratings Services brought by alleged purchasers and issuers of rated securities. The Company and S&P LLC have also received numerous subpoenas and other government inquiries concerning the rating activity of Standard & Poor's Ratings Services in these areas and continue to respond to all such requests. Additional actions, investigations or proceedings may be initiated from time to time in the future.

On September 22, 2011 the Company received a “Wells Notice” from the staff of the U.S. Securities and Exchange Commission (the “Commission”) stating that the staff is considering recommending that the Commission institute a civil injunctive action against Standard & Poor's Ratings Services alleging violations of federal securities laws with respect to Standard & Poor's Ratings Services ratings for a particular 2007 offering of collateralized debt obligations, known as “Delphinus CDO 2007-1”. The Wells Notice is neither a formal allegation nor a finding of wrongdoing. It allows its recipients the opportunity to provide their perspective and to address the issues raised by the staff before any decision is made by the Commission on whether to authorize the commencement of an enforcement proceeding against its recipients. The Company has responded to the staff presenting its position on the issues raised and why the Commission should not commence enforcement proceedings.

On January 15, 2014 S&P received notification of a potential claim by the Prosecutor General of the Corte dei Conti, an Italian administrative court, with respect to whether S&P’s downgrading of Italian sovereign debt in May 2011 wrongfully damaged Italy’s public finances and international reputation and whether S&P should pay compensation to Italy for the costs of Italian budget adjustments and for ancillary damages in an amount “not lower than Euro 234 billion.”

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

Additionally, in April 2013 we settled certain subprime litigation cases. Included in selling and general expenses in our consolidated statement of income for the year ended December 31, 2013 is a pre-tax amount of approximately $77 million for these settlements. These cases were dismissed under the terms of the settlements.

S&P Capital IQ

On November 17, 2009, the European Commission, Directorate-General for Competition (“EC”) sent a Statement of Objections (“SO”) to the Company outlining the EC’s preliminary view that Standard & Poor’s CUSIP Service Bureau (an S&P Rating’s brand that is part of S&P Capital IQ) was abusing its position as the sole-appointed National Numbering Agency for U.S. securities by requiring financial institutions and Information Service Providers to pay licensing fees for the use of International Securities Identification Numbers. As set forth in the SO, the EC’s preliminary view was that this behavior amounted to unfair pricing and infringed European competition law. The Company believed these preliminary views were erroneous but in order to resolve the investigation, proposed a set of commitments to the EC. Following market testing of the commitments, further discussions between the parties and some limited modifications to the commitments, the EC on November 15, 2011 accepted and made those commitments legally binding and ended its investigation. Pursuant to the commitments, CUSIP Global Services has created a new data feed service of US International Securities Identification Numbers tailored specifically to the institutions for their use within the European Economic Area.

S&P DJ Indices

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

C&C

On October 8, 2009, an action was filed in the District Court for the Southern District of New York entitled Reed Construction Data, Inc. v. The McGraw-Hill Companies, Inc. in which Reed Construction Data asserted eleven claims under various state and federal laws against the Company relating to alleged misappropriation and unfair competition by McGraw-Hill Construction and seeking an unspecified amount of damages, plus attorneys' fees and costs. In response to the Company's motion to dismiss five of the eleven claims in the Reed action, Plaintiff filed an Amended Complaint on December 10, 2009, among other things adding an allegation that McGraw-Hill Construction misappropriated Plaintiff's confidential and trade secret information regarding specific construction projects. The Company filed a renewed motion to dismiss five of the eleven claims in the Amended Complaint on January 22, 2010. On September 14, 2010, the Court granted the Company's motion to dismiss three of the five claims, including claims that alleged violations by the Company of the Racketeer Influenced and Corrupt Organizations Act (RICO) and conspiracy to violate RICO. On May 31, 2011, the Court granted Plaintiff's motion to file a Second Amended Complaint that, among other things, added a false advertising claim under the Lanham Act, including a demand for treble damages and attorneys' fees. The Second Amended Complaint also contains allegations purporting to further support Reed's existing tort and antitrust claims. On June 3, 2011, the Court granted the Company's motion to file a counterclaim against Reed alleging, among other things, that Reed misappropriated the Company's trade secrets and engaged in unfair competition as a result of Reed's recruitment of former employees of the Company and use of information about the Company's customers obtained from the former employees to solicit those customers. The parties have completed discovery and are in the summary judgment phase.

Our commodities business is subject to the potential for increased regulation in the U.S. and abroad. On October 5, 2012, the IOSCO issued its final report to the G-20, including Principles for Oil Price Reporting Agencies ("PRA"), which sets out principles IOSCO states are intended to enhance the reliability of oil price assessments that are referenced in derivative contracts subject to regulation by IOSCO members. Platts completed the assurance review called for by the IOSCO Principles for Oil Price Reporting Agencies and does not believe the Principles will have a significant negative impact on its ongoing business operations.

In July of 2013 Platts reaffirmed its commitment to aligning its operations to the IOSCO Principles for Oil Price Reporting Agencies and to applying those principles to its price reporting in the other commodity markets in which it publishes price assessments that underlie financial derivatives contracts. The announcement followed IOSCO's publication on July 17, 2013 of its “Principles for Financial Benchmarks,” which stated that it “expects the oil PRAs to continue to implement and comply with the PRA principles.” Platts does not believe that application of the Principles in other commodity markets will have a significant negative impact on its ongoing business operations.

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

13. Quarterly Financial Information (Unaudited)

(in millions, except per share data)	First quarter	Second quarter	Third quarter	Fourth quarter	Total year
2013
Revenue	$1,181	$1,250	$1,194	$1,250	$4,875
Operating profit	$278	$436	$407	$284	$1,405
Income from continuing operations	$174	$273	$265	$190	$903
Income (loss) from discontinued operations	$581	$4	$(20)	$(2)	$563
Net income	$755	$277	$245	$188	$1,466
Net income attributable to McGraw Hill Financial common shareholders:
Income from continuing operations	$153	$250	$235	$173	$812
Income (loss) from discontinued operations	582	4	(20)	(2)	564
Net income	$735	$254	$215	$171	$1,376
Basic earnings (loss) per share:
Continuing operations	$0.55	$0.91	$0.86	$0.64	$2.96
Discontinued operations	2.07	0.01	(0.07)	(0.01)	2.05
Net income	$2.62	$0.93	$0.79	$0.63	$5.01
Diluted earnings (loss) per share:
Continuing operations	$0.54	$0.90	$0.84	$0.62	$2.90
Discontinued operations	2.05	0.01	(0.07)	(0.01)	2.01
Net income	$2.59	$0.91	$0.77	$0.62	$4.91
2012
Revenue	$1,035	$1,072	$1,116	$1,226	$4,450
Operating profit	$282	$308	$275	$347	$1,211
Income from continuing operations	$163	$180	$172	$211	$726
(Loss) income from discontinued operations	$(36)	$40	$165	$(404)	$(234)
Net income (loss)	$127	$220	$337	$(193)	$492
Net income attributable to McGraw Hill Financial common shareholders:
Income from continuing operations	$158	$176	$151	$190	$676
(Loss) income from discontinued operations	(35)	39	162	(406)	(239)
Net income (loss)	$123	$216	$314	$(216)	$437
Basic earnings (loss) per share:
Continuing operations	$0.57	$0.63	$0.54	$0.68	$2.43
Discontinued operations	(0.13)	0.14	0.58	(1.46)	(0.86)
Net income (loss)	$0.44	$0.77	$1.13	$(0.78)	$1.57
Diluted earnings (loss) per share:
Continuing operations	$0.56	$0.62	$0.53	$0.67	$2.37
Discontinued operations	(0.13)	0.14	0.57	(1.43)	(0.84)
Net income (loss)	$0.43	$0.76	$1.10	$(0.76)	$1.53
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

As of December 31, 2013, an evaluation was performed under the supervision and with the participation of management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the U.S. Securities Exchange Act of 1934). Based on that evaluation, management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2013.

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

3.
Based on management’s evaluation under this framework, management has concluded that our internal controls over financial reporting were effective as of December 31, 2013. There are no material weaknesses in our internal control over financial reporting that have been identified by management.

4.
Our independent registered public accounting firm, Ernst & Young LLP, has audited our consolidated financial statements for the year ended December 31, 2013, and has issued their reports on the financial statements and the effectiveness of our internal control over financial reporting. These reports are located on pages 47 and 48 of this Form 10-K.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Incorporated herein by reference from our definitive proxy statement for the 2014 annual meeting of shareholders. The information under the heading “Executive Officers of the Registrant” in Part I of this Form 10-K is also incorporated herein by reference.

Code of Ethics

We have adopted a Code of Ethics for our CEO and senior financial officers that applies to our CEO, CFO and chief accounting officer. To access such code, go to the Corporate Governance section of our Investor Relations Web site at http://investor.mhfi.com. Any waivers that may in the future be granted from such Code will be posted at such Web site address. In addition to our Code of Ethics for the CEO and senior financial officers noted above, the following documents may be found on our Web site at the above Web site address:

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

The foregoing documents are also available in print, free of charge, to any shareholder who requests them. Requests for printed copies may be e-mailed to corporate.secretary@mhfi.com or mailed to the Corporate Secretary, McGraw Hill Financial, Inc., 1221 Avenue of the Americas, New York, NY 10020-1095.

New York Stock Exchange Certification

Promptly following the 2014 annual meeting of shareholders, we intend to file with the NYSE the CEO certification regarding our compliance with the NYSE’s corporate governance listing standards as required by NYSE Rule 303A.12. Last year, we filed this CEO certification with the NYSE on May 2, 2013.

Item 11. Executive Compensation

Incorporated herein by reference from our definitive proxy statement for the 2014 annual meeting of shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated herein by reference from our definitive proxy statement for the 2014 annual meeting of shareholders.

The following table details our equity compensation plans as of December 31, 2013:

	Equity Compensation Plans’ Information
	(a)		(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	12,209,122		$41.78	30,472,537
Equity compensation plans not approved by security holders	—		—	—
Total	12,209,122	[1]	$41.78	30,472,537	[2,3]

[1]	Shares to be issued upon exercise of outstanding options under our Stock Incentive Plans.

[2]
Included in this number are 138,482 shares reserved for issuance under the Director Deferred Stock Ownership Plan. The remaining 30,334,055 shares are reserved for issuance under the 2002 Stock Incentive Plan (the “2002 Plan”) for Performance Stock, Restricted Stock, Other Stock-Based Awards, Stock Options and Stock Appreciation Rights.

[3]
Under the terms of the 2002 Plan, shares subject to an award or shares paid in settlement of a dividend equivalent reduce the number of shares available under the 2002 Plan by one share for each such share granted or paid.

The 2002 Plan is also governed by certain share recapture provisions. The aggregate number of shares of stock available under the 2002 Plan for issuance are increased by the number of shares of stock granted as an award under the 2002 Plan that are:

•	forfeited, cancelled, settled in cash or property other than stock, or otherwise not distributable under the 2002 Plan;

•
tendered or withheld to pay the exercise or purchase price of an award under the 2002 Plan or to satisfy applicable wage or other required tax withholding in connection with the exercise, vesting or payment of, or other event related to, an award under the 2002 Plan; or

•	repurchased by us with the option proceeds in respect of the exercise of a stock option under the 2002 Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Incorporated herein by reference from our definitive proxy statement for the 2014 annual meeting of shareholders.

Item 14. Principal Accounting Fees and Services

During the year ended December 31, 2013, Ernst & Young LLP audited the consolidated financial statements of the Registrant and its subsidiaries.

Incorporated herein by reference from our definitive proxy statement for the 2014 annual meeting of shareholders.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Documents filed as part of this Form 10-K:

1.	Financial Statements

•	Reports of Independent Registered Public Accounting Firm

•	Consolidated Statements of Income for the three years ended December 31, 2013

•	Consolidated Statements of Comprehensive Income for the three years ended December 31, 2013

•	Consolidated Balance Sheets as of December 31, 2013 and 2012

•	Consolidated Statements of Cash Flows for the three years ended December 31, 2013

•	Consolidated Statements of Equity for the three years ended December 31, 2013

•	Notes to the Consolidated Financial Statements

2.	Financial Schedule

•	Schedule II—Valuation and Qualifying Accounts

All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

3.	Exhibits – The exhibits filed as part of this Form 10-K are listed in the Exhibit Index immediately preceding such Exhibits, and such Exhibit Index is incorporated herein by reference.

McGraw Hill Financial
Schedule II – Valuation and Qualifying Accounts
(in millions)

Additions/(deductions)	Balance at beginning of year	Net charges to income	Deductions and other [1]	Balance at end of year
Year ended December 31, 2013
Allowance for doubtful accounts	$54	$20	$(22)	$52

Year ended December 31, 2012
Allowance for doubtful accounts	$29	$32	$(7)	$54

Year ended December 31, 2011
Allowance for doubtful accounts	$38	$26	$(35)	$29

[1]	Primarily includes uncollectible accounts written off, net of recoveries, impact of acquisitions and divestitures and adjustments for foreign currency translation.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

McGraw Hill Financial, Inc.
Registrant

By:

/s/ Kenneth M. Vittor
Kenneth M. Vittor
Executive Vice President and General Counsel

February 7, 2014

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on February 7, 2014 on behalf of the Registrant by the following persons who signed in the capacities as set forth below under their respective names.

/s/ Douglas L. Peterson
Douglas L. Peterson
President and Chief Executive Officer and Director

/s/ Jack F. Callahan, Jr.
Jack F. Callahan, Jr.
Executive Vice President and Chief Financial Officer

/s/ Emmanuel N. Korakis
Emmanuel N. Korakis
Senior Vice President and Corporate Controller

/s/ Harold W. McGraw III
Harold W. McGraw III
Chairman of the Board and Director

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

(2.1)
Purchase and Sale Agreement between the Registrant, McGraw-Hill Education LLC, various sellers named therein and MHE Acquisition, LLC, dated November 26, 2012 (“Sale Agreement”), incorporated by reference from Registrant's Form 8-K filed November 26, 2012.

(2.2)	Amendment No. 1 to Sale Agreement, dated March 4, 2013, incorporated by reference from Registrant’s Form 8-K filed March 5, 2013.

(3.1)	Restated Certificate of Incorporation of Registrant, incorporated by reference from Registrant’s Form 8-K filed April 28, 2011.

(3.2)	Certificate of Amendment of the Certificate of Incorporation of Registrant, dated May 1, 2013, incorporated by reference from Registrant’s Form 8-K filed May 1, 2013.

(3.3)	Amended and Restated By-Laws of Registrant, dated July 11, 2013, incorporated by reference from the Registrant’s Form 8-K filed July 11, 2013.

(4.1)	Indenture dated as of November 2, 2007 between the Registrant, as issuer, and The Bank of New York, as trustee, incorporated by reference from Registrant’s Form 8-K filed November 2, 2007.

(4.2)	First Supplemental Indenture, dated January 1, 2009, between the Company and The Bank of New York Mellon, as trustee, incorporated by reference from Registrant’s Form 8-K filed January 2, 2009.

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

(10.3)*	Form of Performance Share Unit Terms and Conditions, incorporated by reference from Registrant’s Form 10-Q filed October 22, 2013.

(10.4)*	Form of Stock Option Award.

(10.5)*
Registrant’s Key Executive Short Term Incentive Compensation Plan, as amended effective as of July 28, 2009, incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 2009.

(10.6)*	Amendment to the Registrant’s Key Executive Short-Term Compensation Plan, effective as of June 25, 2013.

(10.7)*
Registrant’s Key Executive Short-Term Incentive Deferred Compensation Plan, as amended and restated as of January 1, 2008, incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 2007.

(10.8)*	Registrant’s Management Severance Plan, as amended and restated as of January 1, 2012, incorporated by reference from the Registrant's Form 10-K for the fiscal year ended December 31, 2011.

(10.9)*	Amendment to Registrant's Management Severance Plan, effective as of January 1, 2013, incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 2012.

(10.10)*	Registrant’s Executive Severance Plan, as amended and restated as of January 1, 2012, incorporated by reference from the Registrant's Form 10-K for the fiscal year ended December 31, 2011.

(10.11)*	Amendment to Registrant's Executive Severance Plan, effective as of January 1, 2013, incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 2012.

Exhibit Number	Exhibit Index

(10.12)*	Registrant’s Senior Executive Severance Plan, as amended and restated as of January 1, 2012, incorporated by reference from the Registrant's Form 10-K for the fiscal year ended December 31, 2011.

(10.13)
$1,000,000,000 Four-Year Credit Agreement dated as of June 19, 2013 among the Registrant, Standard & Poor’s Financial Services LLC, as guarantor, the lenders listed therein, JP Morgan Chase Bank, N.A., as administrative agent, and Bank of America, N.A., as syndication agent, incorporated by reference from the Registrant’s Form 8-K filed June 20, 2013.

(10.14)*	Registrant’s Employee Retirement Plan Supplement, as amended and restated as of January 1, 2008, incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 2007.

(10.15)*
First Amendment to Registrant’s Employee Retirement Plan Supplement, effective as of January 1, 2009, incorporated by reference from the Registrant’s Form 10-K for the fiscal year ended December 31, 2009.

(10.16)*
Second Amendment to Registrant’s Employee Retirement Plan Supplement, effective generally as of January 1, 2010, incorporated by reference from the Registrant’s Form 10-K for the fiscal year ended December 31, 2009.

(10.17)*
Third Amendment to Registrant’s Employee Retirement Plan Supplement, effective generally as of January 1, 2012, incorporated from the Registrant's Form 10-K for the fiscal year ended December 31, 2011.

(10.18)*	Fourth Amendment to Registrant’s Employee Retirement Plan Supplement, effective generally as of May 1, 2013.

(10.19)*
Standard & Poor’s Employee Retirement Plan Supplement, as amended and restated as of January 1, 2008, incorporated by reference from the Registrant’s Form 10-K for the fiscal year ended December 31, 2009.

(10.20)*
First Amendment to Standard & Poor’s Employee Retirement Plan Supplement, effective as of December 2, 2009, incorporated by reference from the Registrant’s Form 10-K for the fiscal year ended December 31, 2009.

(10.21)*
Second Amendment to Standard & Poor’s Employee Retirement Plan Supplement, effective as of January 1, 2010, incorporated by reference from the Registrant’s Form 10-K for the fiscal year ended December 31, 2009.

(10.22)*	Third Amendment to Standard & Poor’s Employee Retirement Plan Supplement, effective as of January 1, 2012, incorporated from the Registrant's Form 10-K for the fiscal year ended December 31, 2011.

(10.23)*	Fourth Amendment to Standard & Poor’s Employee Retirement Plan Supplement, effective generally as of January 1, 2014.

(10.24)*
Registrant’s 401(k) Savings and Profit Sharing Supplement, as amended and restated as of January 1, 2008, incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 2007.

(10.25)*
Amendment to Registrant’s 401(k) Savings and Profit Sharing Supplement, effective as of December 2, 2009, incorporated by reference from the Registrant’s Form 10-K for the fiscal year ended December 31, 2009.

(10.26)*	Amendment to Registrant's 401(k) Savings and Profit Sharing Plan Supplement, effective as of January 1, 2013, incorporated from Registrant’s Form 10-K for the fiscal year ended December 31, 2012.

(10.27)*	Amendment to Registrant’s 401(k) Savings and Profit Sharing Plan Supplement, effective generally as of January 1, 2014.

(10.28)*	Registrant’s Management Supplemental Death and Disability Benefits Plan, as amended January 24, 2006, incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 2005.

(10.29)*
Amendment to Registrant’s Management Supplemental and Disability Benefits Plan, effective as of January 1, 2010, incorporated by reference from the Registrant’s Form 10-K for the fiscal year ended December 31, 2009.

Exhibit Number	Exhibit Index

(10.30)*
Registrant’s Senior Executive Supplemental Death, Disability & Retirement Benefits Plan, as amended and restated as of January 1, 2008, incorporated by reference from Registrant's Form 10-K for the fiscal year ended December 31, 2007.

(10.31)*
Amendment to Registrant’s Senior Executive Supplemental Death, Disability & Retirement Benefits Plan, effective as of January 1, 2010, incorporated by reference from the Registrant’s Form 10-K for the fiscal year ended December 31, 2009.

(10.32)*	Registrant's Director Retirement Plan, incorporated by reference from Registrant’s Form SE filed March 29, 1990 in connection with Registrant’s Form 10-K for the fiscal year ended December 31, 1989.

(10.33)*
Resolutions Freezing Existing Benefits and Terminating Additional Benefits under Registrant’s Directors Retirement Plan, as adopted on January 31, 1996, incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 1996.

(10.34)*	Registrant’s Director Deferred Compensation Plan, as amended and restated as of January 1, 2008, incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 2007.

(10.35)*	Registrant’s Director Deferred Stock Ownership Plan, incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 2010.

(10.36)*
Amendment dated December 9, 2011 to offer letter dated November 2, 2010 to Jack F. Callahan, Jr., Executive Vice President and Chief Financial Officer, incorporated from the Registrant's Form 10-K for the fiscal year ended December 31, 2011.

(10.37)*
Amendment dated December 9, 2011 to offer letter dated October 27, 2010 to John L. Berisford, Executive Vice President, Human Resources, incorporated from the Registrant's Form 10-K for the fiscal year ended December 31, 2011.

(10.38)*
Communication dated January 25, 2012 regarding the equity enhancements under the Growth and Value Severance Program, incorporated from the Registrant's Form 10-K for the fiscal year ended December 31, 2011.

(10.39)*
Letter Agreement, dated July 11, 2013, with Harold McGraw III regarding his compensation arrangement for serving as Non-Executive Chairman of the Board, incorporated by reference from Registrant’s Form 8-K filed July 11, 2013.

(12)	Computation of Ratio of Earnings to Fixed Charges.

(21)	Subsidiaries of the Registrant.

(23)	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

(31.1)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

(31.2)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

(32)	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101.INS)	XBRL Instance Document

(101.SCH)	XBRL Taxonomy Extension Schema

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase

Exhibit Number	Exhibit Index

(101.LAB)	XBRL Taxonomy Extension Label Linkbase

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase

(101.LAB)	XBRL Taxonomy Extension Label Linkbase

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase

 * These exhibits relate to management contracts or compensatory plan arrangements.