Form 10-Q
period 2014-03-31
MCGRAW HILL FINANCIAL INC
filed 2014-04-29
CIK 64040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Shares Outstanding	Date
Common stock (par value $1.00 per share)	272.2 million	April 18, 2014

McGraw Hill Financial, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of McGraw Hill Financial, Inc.

We have reviewed the consolidated balance sheet of McGraw Hill Financial, Inc. as of March 31, 2014, the related consolidated statements of income, comprehensive income, and cash flows for the three-month periods ended March 31, 2014 and 2013, and the related consolidated statement of equity for the three-month period ended March 31, 2014. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of McGraw Hill Financial, Inc. as of December 31, 2013, and the related consolidated statements of income, comprehensive income, equity, and cash flows for the year then ended, not presented herein, and in our report dated February 7, 2014, we expressed an unqualified opinion on those consolidated financial statements.

/s/ ERNST & YOUNG LLP

New York, New York
April 29, 2014

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

McGraw Hill Financial, Inc.
Consolidated Statements of Income
(Unaudited)

(in millions, except per share amounts)	Three Months Ended
	March 31,
	2014	2013
Revenue	$1,236	$1,181
Expenses:
Operating-related expenses	411	374
Selling and general expenses	362	494
Depreciation	21	23
Amortization of intangibles	12	12
Total expenses	806	903
Operating profit	430	278
Interest expense, net	14	15
Income from continuing operations before taxes on income	416	263
Provision for taxes on income	141	89
Income from continuing operations	275	174
Discontinued operations, net of tax:
Loss from discontinued operations	—	(31)
Gain on sale of discontinued operations	—	612
Discontinued operations, net	—	581
Net income	275	755
Less: net income from continuing operations attributable to noncontrolling interests	(27)	(21)
Less: net loss from discontinued operations attributable to noncontrolling interests	—	1
Net income attributable to McGraw Hill Financial, Inc.	$248	$735

Amounts attributable to McGraw Hill Financial, Inc. common shareholders:
Income from continuing operations	$248	$153
Income from discontinued operations	—	582
Net income	$248	$735

Earnings per share attributable to McGraw Hill Financial, Inc. common shareholders:
Income from continuing operations:
Basic	$0.91	$0.55
Diluted	$0.89	$0.54
Income from discontinued operations:
Basic	$—	$2.07
Diluted	$—	$2.05
Net income:
Basic	$0.91	$2.62
Diluted	$0.89	$2.59
Weighted-average number of common shares outstanding:
Basic	271.8	280.5
Diluted	277.2	284.3

Dividend declared per common share	$0.30	$0.28

See accompanying notes to the unaudited consolidated financial statements.

McGraw Hill Financial, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

(in millions)	Three Months Ended
	March 31,
	2014	2013
Net income	$275	$755

Other comprehensive income:
Foreign currency translation adjustment	4	67
Income tax effect	(1)	(7)
	3	60

Pension and other postretirement benefit plans	2	3
Income tax effect	(1)	(3)
	1	—

Unrealized gain on investments and forward exchange contracts	3	8
Income tax effect	(1)	(4)
	2	4

Comprehensive income	281	819
Less: comprehensive income attributable to nonredeemable noncontrolling interests	(3)	(3)
Less: comprehensive income attributable to redeemable noncontrolling interests	(24)	(18)
Comprehensive income attributable to McGraw Hill Financial, Inc.	$254	$798

See accompanying notes to the unaudited consolidated financial statements.

McGraw Hill Financial, Inc.
Consolidated Balance Sheets

(in millions)	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and equivalents	$1,531	$1,542
Accounts receivable, net of allowance for doubtful accounts: 2014 - $46; 2013 - $52	988	979
Deferred income taxes	110	108
Prepaid and other current assets	235	307
Total current assets	2,864	2,936
Property and equipment, net of accumulated depreciation: 2014 - $629; 2013 - $617	242	249
Goodwill	1,413	1,412
Other intangible assets, net	1,036	1,033
Asset for pension benefits	277	261
Other non-current assets	179	170
Total assets	$6,011	$6,061
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$206	$219
Accrued compensation and contributions to retirement plans	212	427
Income taxes currently payable	75	15
Unearned revenue	1,310	1,309
Other current liabilities	451	402
Total current liabilities	2,254	2,372
Long-term debt	799	799
Pension and other postretirement benefits	265	264
Other non-current liabilities	476	472
Total liabilities	3,794	3,907
Redeemable noncontrolling interest (Note 7)	810	810
Commitments and contingencies (Note 11)
Equity:
Common stock	412	412
Additional paid-in capital	348	447
Retained income	7,565	7,384
Accumulated other comprehensive loss	(190)	(196)
Less: common stock in treasury	(6,772)	(6,746)
Total equity — controlling interests	1,363	1,301
Total equity — noncontrolling interests	44	43
Total equity	1,407	1,344
Total liabilities and equity	$6,011	$6,061

See accompanying notes to the unaudited consolidated financial statements.

McGraw Hill Financial, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

(in millions)	Three Months Ended
	March 31,
	2014	2013
Operating Activities:
Net income	$275	$755
Less: discontinued operations, net	—	581
Income from continuing operations	275	174
Adjustments to reconcile income from continuing operations to cash provided by (used for) operating activities from continuing operations:
Depreciation	21	23
Amortization of intangibles	12	12
Provision for losses on accounts receivable	(4)	11
Stock-based compensation	18	21
Other	4	88
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	(9)	(46)
Prepaid and other current assets	(6)	(25)
Accounts payable and accrued expenses	(297)	(242)
Unearned revenue	1	63
Other current liabilities	33	14
Net change in prepaid/accrued income taxes	95	(148)
Net change in other assets and liabilities	(23)	8
Cash provided by (used for) operating activities from continuing operations	120	(47)
Investing Activities:
Capital expenditures	(20)	(22)
Acquisitions, net of cash acquired	(15)	—
Cash used for investing activities from continuing operations	(35)	(22)
Financing Activities:
Repayments of short-term debt, net	—	(457)
Dividends paid to shareholders	(82)	(79)
Dividends and other payments paid to noncontrolling interests	(15)	(17)
Repurchase of treasury shares	(164)	(500)
Exercise of stock options	93	74
Excess tax benefits from share-based payments	72	8
Cash used for financing activities from continuing operations	(96)	(971)
Effect of exchange rate changes on cash from continuing operations	—	(23)
Cash used for continuing operations	(11)	(1,063)
Discontinued Operations:
Cash provided by operating activities	—	73
Cash provided by investing activities	—	2,159
Cash used for financing activities	—	(25)
Effect of exchange rate changes on cash	—	1
Cash provided by discontinued operations	—	2,208
Net change in cash and equivalents	(11)	1,145
Cash and equivalents at beginning of period	1,542	760
Cash and equivalents at end of period	$1,531	$1,905

See accompanying notes to the unaudited consolidated financial statements.

McGraw Hill Financial, Inc.
Consolidated Statement of Equity
(Unaudited)

(in millions)	Common Stock $1 par	Additional Paid-in Capital	Retained Income	Accumulated Other Comprehensive Loss	Less: Treasury Stock	Total MHFI Equity	Noncontrolling Interests	Total Equity
Balance as of December 31, 2013	$412	$447	$7,384	$(196)	$6,746	$1,301	$43	$1,344
Comprehensive income [1]			248	6		254	3	257
Dividends			(78)			(78)	(4)	(82)
Share repurchases					174	(174)		(174)
Employee stock plans, net of tax benefit		(99)			(148)	49		49
Change in redemption value of redeemable noncontrolling interest			11			11		11
Other						—	2	2
Balance as of March 31, 2014	$412	$348	$7,565	$(190)	$6,772	$1,363	$44	$1,407

[1]	Excludes $24 million attributable to our redeemable noncontrolling interest.

See accompanying notes to the consolidated financial statements.

McGraw Hill Financial, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

1.	Nature of Operations and Basis of Presentation

McGraw Hill Financial, Inc. (together with its consolidated subsidiaries, "McGraw Hill Financial," the “Company,” “we,” “us” or “our”) is a leading ratings, benchmarks and analytics provider serving the global capital, commodities and commercial markets. The capital markets include asset managers, banks, exchanges, issuers and financial advisors; the commodities markets include producers, traders and intermediaries within energy, metals, and agriculture; and the commercial markets include professionals and corporate executives within automotive, construction and marketing / research information services.

Our operations consist of four reportable segments: Standard & Poor’s Ratings Services (“S&P Ratings”), S&P Capital IQ, S&P Dow Jones Indices ("S&P DJ Indices") and Commodities & Commercial Markets (“C&C”).

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

•
C&C consists of business-to-business companies specializing in commercial and commodities markets that deliver their customers access to high-value information, data, analytic services and pricing benchmarks. C&C's brands include Platts, J.D. Power and McGraw Hill Construction.

On March 18, 2014, we announced we are completing our portfolio rationalization with the evaluation of strategic alternatives for McGraw Hill Construction within our C&C segment.

The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Therefore, the financial statements included herein should be read in conjunction with the financial statements and notes included in our Form 10-K for the year ended December 31, 2013 (our “Form 10-K”).

In the opinion of management all normal recurring adjustments considered necessary for a fair statement of the results of the interim periods have been included. The operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the full year. Certain prior-year amounts have been reclassified to conform to the current presentation.

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

Acquisitions

In March of 2014, we acquired the intellectual property of a family of Broad Market Indices (“BMI”) from Citigroup Global Markets Inc., that will be integrated into our S&P DJ Indices segment. The BMI provides a broad measure of the global equities markets which includes approximately 11,000 companies in more than 52 countries covering both developed and emerging markets. We accounted for the acquisition of the intellectual property on a cost basis and it was not material to our consolidated financial statements.

During the three months ended March 31, 2013, we did not complete any acquisitions.

Divestitures

During the three months ended March 31, 2014, we did not complete any dispositions.

On March 22, 2013, we completed the sale of McGraw-Hill Education ("MHE") to investment funds affiliated with Apollo Global Management, LLC for a purchase price of $2.4 billion in cash. We recorded an after-tax gain on the sale of $612 million for the three months ended March 31, 2013, which is included in discontinued operations, net in the consolidated statement of income. During the three months ended September 30, 2013, we adjusted the after tax gain on the sale of MHE, primarily due to post-closing working capital adjustments. For the year ended December 31, 2013, we recorded an after-tax gain on the sale of $589 million. We have used a portion of the after-tax proceeds from the sale to pay down short-term debt, for the special dividend paid in 2012, and to continue share repurchases. We intend to continue to use a portion of the after-tax proceeds to make selective acquisitions and investments.

The key components of income from discontinued operations for the three months ended March 31, 2013 consist of the following:

(in millions)
Revenue	$268
Expenses	314
Operating loss	(46)
Interest expense, net	1
Loss before tax benefit	(47)
Tax benefit	(16)
Loss from discontinued operations, net of tax	(31)
Pre-tax gain on sale from discontinued operations	920
Provision for taxes on income	308
Gain on sale of discontinued operations, net of tax	612
Discontinued operations, net	581
Less: net loss attributable to noncontrolling interests	(1)
Income from discontinued operations attributable to McGraw Hill Financial, Inc. common shareholders	$582

3.	Income Taxes

The effective income tax rate for continuing operations was 34.0% and 33.7%, for the three months ended March 31, 2014 and 2013, respectively. The increase in the effective income tax rate was primarily due to pre-tax legal settlements of approximately $77 million recorded in the comparable prior-year period, partially offset by an increase in income in lower tax rate jurisdictions during the three months ended March 31, 2014.

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

As of March 31, 2014 and December 31, 2013, the total amount of federal, state and local, and foreign unrecognized tax benefits was $88 million and $82 million, respectively, exclusive of interest and penalties. We recognize accrued interest and penalties related to unrecognized tax benefits in interest expense and operating-related expense, respectively. In addition to the unrecognized tax benefits, as of March 31, 2014 and December 31, 2013, we had $19 million of accrued interest and penalties associated with uncertain tax positions.

Based on the current status of income tax audits, we believe that it is reasonably possible that the total amount of unrecognized tax benefits will significantly decrease in the next twelve months. Although the ultimate resolution of our tax audits is unpredictable, the resulting change in our unrecognized tax benefits could have a material impact on our results of operations and/or cash flows.

4.	Debt

(in millions)	March 31, 2014	December 31, 2013
5.9% Senior Notes, due 2017 [1]	$400	$400
6.55% Senior Notes, due 2037 [2]	399	399
Long-term debt	$799	$799

[1]	Interest payments are due semiannually on April 15 and October 15, and, as of March 31, 2014, the unamortized debt discount is less than $1 million.

[2]	Interest payments are due semiannually on May 15 and November 15, and, as of March 31, 2014, the unamortized debt discount is approximately $1 million.

The fair value of our long-term debt borrowings was $841 million and $801 million as of March 31, 2014 and December 31, 2013, respectively, and was estimated based on quoted market prices.

Currently, we have the ability to borrow a total of $1.0 billion through our commercial paper program, which is supported by our $1.0 billion four-year credit agreement (our “credit facility”) that we entered into in June of 2013. This credit facility will terminate on June 19, 2017. As of March 31, 2014 and December 31, 2013, we had no outstanding commercial paper.

We pay a commitment fee of 20 to 45 basis points for our credit facility, depending on our indebtedness to cash flow ratio, whether or not amounts have been borrowed, and currently pay a commitment fee of 25 basis points. The interest rate on borrowings under our credit facility is, at our option, calculated using rates that are primarily based on either the prevailing London Inter-Bank Offer Rate, the prime rate determined by the administrative agent or the Federal Funds Rate. For certain borrowings under this credit facility, there is also a spread based on our indebtedness to cash flow ratio added to the applicable rate.

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

We have supplemental benefit plans that provide senior management with supplemental retirement, disability and death benefits. Certain supplemental retirement benefits are based on final monthly earnings. In addition, we sponsor voluntary 401(k) plans under which we may match employee contributions up to certain levels of compensation as well as profit-sharing plans under which we contribute a percentage of eligible employees' compensation to the employees' accounts.

We also provide certain medical, dental and life insurance benefits for active and retired employees and eligible dependents. The medical and dental plans and supplemental life insurance plan are contributory, while the basic life insurance plan is noncontributory. We currently do not prefund any of these plans.

We recognize the funded status of our defined benefit retirement and postretirement plans in the consolidated balance sheets, with a corresponding adjustment to accumulated other comprehensive loss, net of taxes. The amounts in accumulated other comprehensive loss represent unrecognized actuarial losses and unrecognized prior service costs. These amounts will be subsequently recognized as net periodic pension cost pursuant to our accounting policy for amortizing such amounts.

As discussed in our Form 10-K, we changed certain discount rate assumptions and our expected return on assets assumption for our retirement plans, which became effective on January 1, 2014. The effect of the assumption changes on retirement expense for the three months ended March 31, 2014 did not have a material impact on our consolidated financial statements.

In the first quarter of 2014, we contributed $5 million to our retirement plans and expect to make additional required contributions of approximately $18 million to our retirement plans during the remainder of the year. We may elect to make additional non-required contributions depending on investment performance and the pension plan status in the remaining nine months of 2014.

6.	Stock-Based Compensation

We issue stock-based incentive awards to our eligible employees and Directors under the 2002 Employee Stock Incentive Plan and a Director Deferred Stock Ownership Plan. The 2002 Employee Stock Incentive Plan permits the granting of nonqualified stock options, stock appreciation rights, performance stock, restricted stock and other stock-based awards.

Stock-based compensation for the three months ended March 31 is as follows:

(in millions)	2014	2013
Stock option expense	$3	$2
Restricted stock and unit awards expense	15	19
Total stock-based compensation expense	$18	$21

7.	Equity

Stock Repurchases

On December 4, 2013, the Board of Directors approved a new stock repurchase program authorizing the purchase of 50 million shares (the "2013 Repurchase Program"), which was approximately 18% of the total shares of our outstanding common stock at that time.

In any period, share repurchase transactions could result in timing differences between the recognition of those repurchases and their settlement for cash. This could result in a difference between the cash used for financing activities related to common stock repurchased and the comparable change in equity.

Share repurchases for the three months ended March 31 were as follows:

(in millions, except average price)	2014	2013
Total number of shares purchased [1]	2.2	7.2
Average price paid per share [2]	$78.47	$—
Total cash utilized [3]	$174	$500

[1]	The three month period ended March 31, 2013 includes shares received as part of our accelerated share repurchase agreements described in more detail below.

[2]	In March of 2014, 0.3 million shares were repurchased for $21 million, which settled in April of 2014. Excluding these shares, the average price paid per share was $78.99.

[3]
In December of 2013, 0.1 million shares were repurchased for approximately $10 million, which settled in January of 2014. Cash used for financing activities only reflects those shares which settled during the three months ended March 31, 2014 resulting in $164 million of cash used to repurchase shares.

Our purchased shares may be used for general corporate purposes, including the issuance of shares for stock compensation plans and to offset the dilutive effect of the exercise of employee stock options. As of March 31, 2014, 47.8 million shares remained available under the 2013 Repurchase Program. The 2013 Repurchase Program has no expiration date and purchases under this program may be made from time to time on the open market and in private transactions, depending on market conditions.

Accelerated Share Repurchase Program

We entered into an accelerated share repurchase (“ASR”) agreement with a financial institution on March 25, 2013 to initiate share repurchases aggregating $500 million. The ASR agreement was structured as a capped ASR agreement in which we paid $500 million and received an initial delivery of approximately 7.2 million shares during the three months ended March 31, 2013, with an additional 1.4 million shares received on April 1, 2013, in the aggregate, representing the minimum number of shares of our common stock to be repurchased based on a calculation using a specific capped price per share. The total number of shares ultimately purchased was determined based on the volume weighted-average share price (“VWAP”), minus a discount, of our common stock from March 25, 2013 through July 22, 2013. On July 25, 2013, we received a final incremental delivery of 0.7 million shares determined using a VWAP of $53.7995, bringing the total amount of shares received to 9.3 million.

Redeemable Noncontrolling Interests

The agreement with the minority partners of our S&P Dow Jones Indices LLC established in June of 2012 contains redemption features whereby interests held by minority partners are redeemable either (i) at the option of the holder or (ii) upon the occurrence of an event that is not solely within our control. Specifically, under the terms of the operating agreement of S&P Dow Jones Indices LLC, after December 31, 2017, CME Group, Inc. ("CME Group") and CME Group Index Services LLC ("CGIS") will have the right at any time to sell, and we are obligated to buy, at least 20% of their share in S&P Dow Jones Indices LLC. In addition, in the event there is a change of control of the Company, for the 15 days following a change in control, CME Group and CGIS will have the right to put their interest to us at the then fair value of CME Group's and CGIS' minority interest.

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

Noncontrolling interests that do not contain such redemption features are presented in equity.

Changes to redeemable noncontrolling interest during the three months ended March 31, 2014 were as follows:

(in millions)
Balance as of December 31, 2013	$810
Net income attributable to noncontrolling interest	24
Distributions to noncontrolling interest	(13)
Redemption value adjustment	(11)
Balance as of March 31, 2014	$810

Accumulated Other Comprehensive Loss

The following table summarizes the changes in the components of accumulated other comprehensive loss for the three months ended March 31, 2014:

(in millions)	Foreign Currency Translation Adjustment	Pension and Postretirement Benefit Plans		Unrealized Gain (Loss) on Forward Exchange Contracts	Accumulated Other Comprehensive Loss
Balance as of December 31, 2013	$23	$(216)		$(3)	$(196)
Other comprehensive income before reclassifications	3	—		2	5
Reclassifications from accumulated other comprehensive loss to net earnings	—	1	[1]	—	1
Net other comprehensive income	3	1		2	6
Balance as of March 31, 2014	$26	$(215)		$(1)	$(190)

[1]	See Note 5 — Employee Benefits for additional details of items reclassed from accumulated other comprehensive loss to net earnings.

The net actuarial loss and prior service cost related to pension and other postretirement benefit plans included in other comprehensive income is net of a tax provision of $1 million for the three months ended March 31, 2014.

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

The calculation for basic and diluted EPS for the three months ended March 31 is as follows:

(in millions, except per share amounts)	2014	2013
Amounts attributable to McGraw Hill Financial, Inc. common shareholders:
Income from continuing operations	$248	$153
Income from discontinued operations	—	582
Net income	$248	$735

Basic weighted-average number of common shares outstanding	271.8	280.5
Effect of stock options and other dilutive securities	5.4	3.8
Diluted weighted-average number of common shares outstanding	277.2	284.3

Earnings per share attributable to McGraw Hill Financial, Inc. common shareholders:
Income from continuing operations:
Basic	$0.91	$0.55
Diluted	$0.89	$0.54
Income from discontinued operations:
Basic	$—	$2.07
Diluted	$—	$2.05
Net income:
Basic	$0.91	$2.62
Diluted	$0.89	$2.59

Restricted performance shares outstanding of 0.9 million and 1.4 million as of March 31, 2014 and 2013, respectively, were not included in the computation of diluted EPS because the necessary performance conditions had not been met.

The effect of the potential exercise of stock options is excluded from the computation of diluted EPS when the average market price of our common stock is lower than the exercise price of the related option during the period because the effect would have been antidilutive. For the three months ended March 31, 2014, there were no stock options excluded from the computation as compared to 3.0 million stock options excluded from the computation for the three months ended March 31, 2013.

9.	Restructuring

During 2013, we continued to evaluate our cost structure and further identified cost savings associated with streamlining our management structure and our decision to exit non-strategic businesses. The resulting restructuring plan consisted of a company-wide workforce reduction of approximately 520 positions and is further detailed below. The charges for the restructuring plan are classified as selling and general expenses within the consolidated statements of income and the reserves are included in other current liabilities in the consolidated balance sheets.

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

The initial restructuring charge recorded and the ending reserve balance as of March 31, 2014 by segment is as follows:

(in millions)	Initial Charge Recorded	Ending Reserve Balance
S&P Ratings	$13	$12
S&P Capital IQ	10	7
C&C	10	5
Corporate	16	8
Total	$49	$32

The ending reserve balance for the 2013 restructuring plan was $39 million as of December 31, 2013. For the three months ended March 31, 2014, we have reduced the reserve for the 2013 restructuring plan by $7 million.

10.	Segment and Related Information

We have four reportable segments: S&P Ratings, S&P Capital IQ, S&P DJ Indices and C&C. Our Chief Executive Officer is our chief operating decision-maker and evaluates performance of our segments and allocates resources based primarily on operating profit. Segment operating profit does not include unallocated expense or interest expense as these are costs that do not affect the operating results of our segments.

As part of our transformation to McGraw Hill Financial, a comprehensive review of our accounting and reporting practices and policies was undertaken. As a result, beginning on January 1, 2014, all shared operating services have been fully allocated to the segments utilizing a methodology that more closely aligns with each segment's usage of these services. The costs that remain in unallocated expense primarily relate to corporate center functions. The updated methodology is reflected in the segment results for the three months ended March 31, 2014 and accordingly, the segment results for the prior-year comparative period have been reclassified to conform with the new presentation.

A summary of operating results by segment for the three months ended March 31 is as follows:

	2014		2013
(in millions)	Revenue	Operating Profit	Revenue	Operating Profit
S&P Ratings	$569	$240	$561	$249
S&P Capital IQ	301	53	288	50
S&P DJ Indices	137	91	115	64
C&C	251	76	236	60
Intersegment elimination [1]	(22)	—	(19)	—
Total operating segments	1,236	460	1,181	423
Unallocated expense [2]	—	(30)	—	(145)
Total	$1,236	$430	$1,181	$278

[1]	Revenue for S&P Ratings and expenses for S&P Capital IQ include an intersegment royalty charged to S&P Capital IQ for the rights to use and distribute content and data developed by S&P Ratings.

[2]
The three months ended March 31, 2013, includes $44 million in costs necessary to enable the separation of MHE and reduce our cost structure and approximately $77 million for pre-tax legal settlements.

See Note 2 — Acquisitions and Divestitures and Note 9 — Restructuring for additional actions that impacted the segment operating results.

11.	Commitments and Contingencies

Rental Expense and Lease Obligations

In December of 2003, we sold our 45% equity investment in Rock-McGraw, Inc., which owns our headquarters building in New York City, and remained an anchor tenant in our corporate headquarters building in New York City by concurrently leasing back space from the buyer through 2020. In December of 2013, we entered into an arrangement with the buyer to shorten the lease to

December 2015 in exchange for approximately $60 million which was recorded as a reduction to the unrecognized deferred gain from the sale. The remaining gain is being amortized over the remaining lease term as a reduction in rent expense.

As of March 31, 2014, the remaining deferred gain was $39 million, as $6 million was amortized during the three months ended March 31, 2014. Interest expense associated with this operating lease for the three months ended March 31, 2014 was less than $1 million.

Related Party Agreements

In June of 2012, we entered into a new license agreement (the "License Agreement") with the holder of S&P Dow Jones Indices LLC noncontrolling interest, CME Group, which replaced the 2005 license agreement between S&P DJ Indices and CME Group. Under the terms of the License Agreement, S&P Dow Jones Indices LLC receives a share of the profits from the trading and clearing of CME Group's equity index products. During the three months ended March 31, 2014, S&P Dow Jones Indices LLC earned $12 million of revenue under the terms of the License Agreement. The entire amount of this revenue is included in our consolidated statement of income, and the portion related to the 27% noncontrolling interest is removed in net income attributable to noncontrolling interests.

Legal Matters

There have been no amendments to the disclosure in Note 12 — Commitments and Contingencies to the consolidated financial statements of our Form 10-K.

We believe that the claims asserted and/or contemplated in the proceedings described in Note 12 — Commitments and Contingencies to the consolidated financial statements of our Form 10-K have no basis and they will be vigorously defended by the Company and/or the subsidiaries involved.

In view of the inherent difficulty of predicting the outcome of legal matters, particularly where the claimants seek very large or indeterminate damages, or where the cases present novel legal theories, involve a large number of parties or are in early stages of discovery, we cannot state with confidence what the eventual outcome of the pending matters described in Note 12 — Commitments and Contingencies to the consolidated financial statements of our Form 10-K will be, what the timing of the ultimate resolution of these matters will be or what the eventual loss, fines, penalties or impact related to each pending matter may be. We believe, based on our current knowledge, the outcome of the legal actions, proceedings and investigations currently pending should not have a material, adverse effect on our consolidated financial statements.

12.	Recent Accounting Standards

In April of 2014, the Financial Accounting Standards Board (“FASB”) issued final guidance that raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. The guidance is intended to reduce the frequency of disposals reported as discontinued operations by focusing on strategic shifts that have or will have a major effect on an entity’s operations and financial results. In addition, the guidance permits companies to have continuing cash flows and significant continuing involvement with the disposed component. The FASB’s amended guidance is effective for our annual reporting period beginning January 1, 2015, however, early adoption is permitted. We do not expect the adoption of the guidance to have a significant impact on our consolidated financial statements.

In July of 2013, the FASB issued amended guidance that resolves the diversity in practice for the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This new accounting guidance requires the netting of unrecognized tax benefits ("UTBs") against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. Under the new standard, UTBs will be netted against all available same-jurisdiction loss or other tax carryforwards that would be utilized, rather than only against carryforwards that are created by the UTBs. The new standard requires prospective adoption but allows retrospective adoption for all periods presented. The amendments were effective on January 1, 2014, and the adoption of the guidance did not have a significant impact on our consolidated financial statements.

In March of 2013, the FASB issued amended guidance that resolves the diversity in practice for the accounting for the cumulative translation adjustment upon derecognition of certain subsidiaries or groups of assets within a foreign entity. The amended guidance requires that when a parent entity ceases to have a controlling financial interest in a subsidiary or group of assets within a foreign entity, the parent is required to release any related cumulative translation adjustment into net income in instances when a sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. Additionally, the amended guidance clarifies that the sale of an investment in a foreign entity includes both (1) events that result in the loss of a controlling financial interest in a foreign entity and (2) events that result in an acquirer obtaining control of an acquiree in which it held an equity interest immediately before the acquisition date. In these instances, an entity is required to release the cumulative translation adjustment into net income. The amendments were effective on January 1, 2014, and the adoption of the guidance did not have a significant impact on our consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

The following Management's Discussion and Analysis (“MD&A”) provides a narrative of the results of operations and financial condition of McGraw Hill Financial, Inc. (together with its consolidated subsidiaries, "McGraw Hill Financial," the “Company,” “we,” “us” or “our”) for the three months ended March 31, 2014. The MD&A should be read in conjunction with the consolidated financial statements, accompanying notes and MD&A included in our Form 10-K for the year ended December 31, 2013 (our “Form 10-K”), which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The MD&A includes the following sections:

•	Overview

•	Results of Operations — Comparing the Three Months Ended March 31, 2014 and 2013

•	Liquidity and Capital Resources

•	Reconciliation of Non-GAAP Financial Information

•	Critical Accounting Estimates

•	Recently Adopted Accounting Standards

•	Forward-Looking Statements

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

Our operations consist of four reportable segments: Standard & Poor’s Ratings Services (“S&P Ratings”), S&P Capital IQ, S&P Dow Jones Indices ("S&P DJ Indices") and Commodities & Commercial Markets (“C&C”).

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

•
C&C consists of business-to-business companies specializing in commercial and commodities markets that deliver their customers access to high-value information, data, analytic services and pricing benchmarks. C&C's brands include Platts, J.D. Power and McGraw Hill Construction.

On March 18, 2014, we announced we are completing our portfolio rationalization with the evaluation of strategic alternatives for McGraw Hill Construction within our C&C segment.

Key results for the three months ended March 31 are as follows:

(in millions, except per share amounts)	2014	2013	% Change [1]
Revenue	$1,236	$1,181	5%
Operating profit [2]	$430	$278	55%
Operating margin %	35%	24%
Diluted earnings per share from continuing operations	$0.89	$0.54	66%

[1]	% changes in the tables throughout the MD&A are calculated off of the actual number, not the rounded number presented.

[2]	2013 includes $44 million in costs necessary to enable the separation of McGraw-Hill Education and reduce our cost structure and approximately $77 million for pre-tax legal settlements.

S&P Ratings — Revenue increased 1% and operating profit decreased 4%. Revenue was favorably impacted by increases in non-transaction revenue at corporate ratings primarily related to higher annual fees and increased ratings evaluation services ("RES")

activity; and increases at CRISIL related to new clients at Coalition. Revenue was also favorably impacted by reductions to our estimated required sales allowances resulting from improved billing and collection trends. These increases were partially offset by decreases in transaction revenue at corporate ratings primarily related to weakness in U.S. high-yield and Asia investment-grade corporate bond issuance and lower structured finance revenues. Operating profit decreased compared to 2013 due to increased compensation costs, higher technology costs and increased travel costs, partially offset by an increase in revenue and the collection of certain receivables that were previously written off.

S&P Capital IQ — Revenue and operating profit increased 4% and 6%, respectively. The revenue increase was primarily attributable to growth at the Capital IQ desktop and RatingsXpress® due to an increase in average contract values for existing accounts. Operating profit increased compared to 2013 primarily due to the increases in revenue, partially offset by higher data processing and technology costs, increased occupancy costs and additional headcount. Operating profit was also favorably impacted by lower expenses resulting from the closure of several non-core businesses as well as a reduction in professional fees.

S&P DJ Indices — Revenue and operating profit increased 18% and 43%, respectively. Revenue increased due to higher average levels of assets under management for exchange traded funds ("ETF") products and higher exchange traded derivative volume. Additionally, approximately half of the revenue increase related to a refinement of our revenue recognition for certain ETFs. Operating profit increased compared to 2013 primarily due to the increases in revenue and was also favorably impacted by the elimination of royalty obligations and the collection of certain receivables that were previously written off.

C&C — Revenue and operating profit increased 6% and 27%, respectively. The revenue increase was primarily driven by continued demand for Platts’ proprietary content as annualized contract values increased and increases at J.D. Power driven by strong demand in China and Singapore. Operating profit increased compared to 2013 due to the increases in revenue and lower expenses at J.D. Power, partially offset by additional headcount and other operating costs to support business growth at Platts.

We completed the sale of our McGraw-Hill Education business ("MHE") on March 22, 2013 and, accordingly, the results of operations of MHE have been reclassified to reflect the business as a discontinued operation for the three months ended March 31, 2013. See Note 2 — Acquisitions and Divestitures to the consolidated financial statements of this Form 10-Q for further discussion.

Our Strategy

We strive to be the leading provider of essential intelligence such as ratings, benchmarks and analytics to the global capital and commodities markets. We also seek to leverage the strength of our globally recognized brands and content to promote sustainable growth by bringing transparency and independent insights to the markets we serve. In 2014, we are aligning our efforts against two key strategic priorities: growth and performance. We will strive to deliver on our strategic priorities through a clear set of growth drivers which are underpinned by excellence in management and execution.

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

RESULTS OF OPERATIONS — COMPARING THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

Consolidated Review

(in millions)	2014	2013	% Change

Revenue	$1,236	$1,181	5%
Total Expenses:
Operating-related expenses	411	374	10%
Selling and general expenses	362	494	(27)%
Depreciation and amortization	33	35	(8)%
Total expenses	806	903	(11)%
Operating profit	430	278	55%
Interest expense, net	14	15	(10)%
Provision for taxes on income	141	89	60%
Income from continuing operations	275	174	58%
Discontinued operations, net	—	581	N/M
Less: net income from continuing operations attributable to noncontrolling interests	(27)	(21)	26%
Less: net loss from discontinued operations attributable to noncontrolling interests	—	1	N/M
Net income attributable to McGraw Hill Financial, Inc.	$248	$735	(66)%
N/M - not meaningful

Revenue

The following table provides consolidated revenue information for the three months ended March 31:

(in millions)	2014	2013	% Change
Subscription / Non-transaction revenue	$775	$721	7%
Non-subscription / Transaction revenue	$461	$460	—%

Domestic revenue	$734	$712	3%
International revenue	$502	$469	7%

Revenue increased $55 million or 5% as compared to the first quarter of 2013. Subscription / non-transaction revenue increased primarily due to continued demand for Platts’ proprietary content, growth at S&P Capital IQ driven by increased average contract values for existing accounts and growth in non-issuance related revenue for corporate ratings, primarily for entity credit ratings and increased RES activity. Non-subscription / transaction revenue remained relatively flat as higher assets under management for ETF products at S&P DJ Indices and increased bank loan ratings were offset by weakness in U.S. high-yield and Asia investment-grade corporate bond issuance. Revenue was also favorably impacted by reductions to our estimated required sales allowances from improved billing and collection trends at S&P Ratings and a refinement in our revenue recognition for certain ETFs at S&P DJ Indices. See “Segment Review” below for further information.

Foreign exchange rates had an immaterial impact on revenue for the first quarter of 2014. This impact refers to constant currency comparisons estimated by recalculating current year results of foreign operations using the average exchange rate from the prior year.

Total Expenses

The following tables provide an analysis by segment of our operating-related expenses and selling and general expenses for the three months ended March 31:

(in millions)	2014		2013		% Change
	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses
S&P Ratings	$194	$124	$177	$123	10%	1%
S&P Capital IQ	140	96	120	106	16%	(10)%
S&P DJ Indices	22	21	17	32	25%	(34)%
C&C	78	91	78	92	(1)%	(2)%
Intersegment eliminations	(22)	—	(19)	—	(13)%	N/M
Total segments	412	332	373	353	10%	(6)%
Unallocated expense [1]	(1)	30	1	141	N/M	(79)%
Total	$411	$362	$374	$494	10%	(27)%
N/M - not meaningful

[1]	2013 includes $44 million in costs necessary to enable the separation of MHE and reduce our cost structure and approximately $77 million for pre-tax legal settlements.

Operating-Related Expenses

Operating-related expenses increased $37 million or 10% as compared to the first quarter of 2013, primarily driven by increases at S&P Ratings of $17 million or 10% and S&P Capital IQ of $20 million or 16% . These increases were primarily attributable to higher compensation costs at S&P Ratings and higher costs related to additional headcount in developing regions and higher data processing and technology costs at S&P Capital IQ.

Intersegment eliminations primarily relate to a royalty charged to S&P Capital IQ for the rights to use and distribute content and data developed by S&P Ratings.

Selling and General Expenses

Selling and general expenses in the three months ended March 31, 2013 were impacted by $44 million in costs necessary to enable the separation of MHE and reduce our cost structure and approximately $77 million for pre-tax legal settlements. Excluding these amounts, selling and general expenses decreased $11 million or 3% as compared to the first quarter of 2013. This was primarily driven by decreases at S&P DJ Indices of $11 million or 34% primarily related to the collection of certain receivables that were previously written off and S&P Capital IQ of $10 million or 10% primarily driven by a reduction in professional fees. Partially offsetting these decreases was an increase in unallocated expense primarily driven by increase unoccupied office space and higher professional fees.

Depreciation and Amortization

Depreciation and amortization decreased as compared to the first quarter of 2013, primarily due to the sale of equipment in the first quarter of 2013 and asset write offs in 2013 as we consolidated office locations.

Operating Profit
We consider operating profit to be an important measure for evaluating our operating performance and we evaluate operating profit for each of the reportable business segments in which we operate.
We internally manage our operations by reference to “segment operating profit” and resources are allocated primarily based on segment operating profit. Segment operating profit is defined as operating profit before unallocated expense. Segment operating profit is one of the key metrics we use to evaluate operating performance. Segment operating profit is not, however, a measure of financial performance under U.S. GAAP, and may not be defined and calculated by other companies in the same manner.

As part of our transformation to McGraw Hill Financial, a comprehensive review of our accounting and reporting practices and policies was undertaken. As a result, beginning on January 1, 2014, all shared operating services have been fully allocated to the segments utilizing a methodology that more closely aligns with each segment's usage of these services. The costs that remain in unallocated expense primarily relate to corporate center functions. The updated methodology is reflected in the segment results for the three months ended March 31, 2014 and accordingly, the segment results for the prior year comparative period have been reclassified to conform with the new presentation.

The table below reconciles segment operating profit to total operating profit for the three months ended March 31:

(in millions)	2014	2013	% Change
S&P Ratings	$240	$249	(4)%
S&P Capital IQ	53	50	6%
S&P DJ Indices	91	64	43%
C&C	76	60	27%
Total segment operating profit	460	423	9%
Unallocated expense [1]	(30)	(145)	(79)%
Total operating profit	$430	$278	55%
1 2013 includes $44 million in costs necessary to enable the separation of MHE and reduce our cost structure and approximately $77 million for pre-tax legal settlements.

Segment Operating Profit — Increased $37 million or 9% in the quarter as compared to the first quarter of 2013. Segment operating profit margins were 37% and 36% for the first quarter of 2014 and 2013, respectively. Substantial revenue growth at S&P DJ Indices, strong demand for Platts’ proprietary content and growth at J.D. Power during the quarter were the primary drivers for the increase. See “Segment Review” below for further information.

Unallocated Expense — These expenses, included in selling and general expenses, mainly include costs for corporate center functions, select initiatives and unoccupied office space. Unallocated expense during the three months ended March 31, 2013 includes $44 million in costs necessary to enable the separation of MHE and reduce our cost structure and approximately $77 million for pre-tax legal settlements. Excluding these costs, unallocated expense in the quarter increased by $6 million or 27% as compared to the first quarter of 2013, primarily due to increased unoccupied office space and higher professional fees.

Foreign exchange rates had an immaterial impact on operating profit for the first quarter of 2014. This impact refers to constant currency comparisons and the remeasurement of monetary assets and liabilities. Constant currency impacts are estimated by re-calculating current year results of foreign operations using the average exchange rate from the prior year. Remeasurement impacts are based on the variance between current-year and prior-year foreign exchange rate fluctuations on assets and liabilities denominated in currencies other than the individual businesses functional currency.

Interest Expense, net

Net interest expense decreased 10% as compared to the first quarter of 2013 primarily as a result of a reduction in the lease term of an operating lease related to our sale-leaseback transaction with Rock-McGraw, Inc. See Note 11 — Commitments and Contingencies to the consolidated financial statements of this Form 10-Q for further discussion.

Provision for Income Taxes

Our effective income tax rate for continuing operations was 34.0% and 33.7% for three months ended March 31, 2014 and 2013, respectively. The increase in the effective income tax rate was primarily due to pre-tax legal settlements of approximately $77 million recorded in the comparable prior-year period, partially offset by an increase in income in lower tax rate jurisdictions during the three months ended March 31, 2014.

Segment Review

Standard & Poor's Ratings Services

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

The following table provides revenue and segment operating profit information for the three months ended March 31:

(in millions)	2014	2013	% Change
Revenue:
Transaction	$245	$264	(7)%
Non-transaction	324	297	9%
Total revenue	$569	$561	1%
% of total revenue:
Transaction	43%	47%
Non-transaction	57%	53%

Domestic revenue	$305	$313	(2)%
International revenue	$264	$248	6%

Operating profit	$240	$249	(4)%
Operating margin %	42%	44%

Foreign exchange rates had an immaterial impact on revenue and a favorable impact of $2 million on operating profit for the quarter.

Revenue

Revenue increased compared to the first quarter of 2013 as growth in non-transaction revenue offset a decrease in transaction revenue.

Transaction revenue decreased compared to the first quarter of 2013 as growth in U.S. investment-grade corporate bond issuance and Europe high-yield and investment-grade corporate bond issuance was offset by weakness in U.S. high-yield and Asia investment-grade corporate bond issuance. Comparisons to the first quarter of 2013 for U.S. high-yield issuance were challenging due to the high levels of refinancing activity driven by low interest rates in the prior year. Additionally, transaction revenue was unfavorably impacted by decreases in structured finance revenues, specifically from decreased issuance of U.S. collateralized loan obligations ("CLO") and U.S. commercial mortgage-backed securities ("CMBS"); and decreases in U.S. public finance issuance which continues to be challenged by market conditions. These decreases were partially offset by growth in bank loan ratings.

Non-transaction revenue increased due to growth in non-issuance related revenue for corporate ratings, primarily for annual fees and increased RES activity. Annual fees include surveillance fees and other customer relationship-based fees. Increases at CRISIL related to new clients at Coalition also contributed to the increase in non-transaction revenue. Non-transaction revenue includes an intersegment royalty charged to S&P Capital IQ for the rights to use and distribute content and data developed by S&P Ratings. Royalty revenue for the first quarter of 2014 and 2013 was $19 million and $18 million, respectively.

Revenue was also favorably impacted by reductions to our estimated required sales allowances resulting from improved billing and collection trends.

Operating Profit

Operating profit decreased compared to the first quarter of 2013 primarily due to increased compensation costs related to additional headcount, higher technology costs and increased travel costs, partially offset by the increase in revenue discussed above and a favorable impact of foreign exchange rates. Also, favorably impacting operating profit was the collection of certain receivables that were previously written-off.

Issuance Volumes

We monitor issuance volumes as an indicator of trends in transaction revenue streams within S&P Ratings. Issuance volumes noted within the discussion that follows are based on the domicile of the issuer. Issuance volumes can be reported in two ways: by “domicile” which is based on where an issuer is located or where the assets associated with an issue are located, or based on “marketplace” which is where the bonds are sold. The following tables depict changes in issuance levels as compared to the prior year, based on Thomson Financial, Harrison Scott Publications, Dealogic and S&P Ratings' internal estimates.

	First Quarter Compared to Prior Year
Corporate Issuance	U.S.	Europe
High-yield issuance	(38)%	29%
Investment-grade	9%	4%
Total new issue dollars — corporate issuance	(5)%	8%

•
Corporate issuance in the U.S. was down for the quarter driven by weakness in high-yield debt issuance, which was partially offset by an increase in investment-grade issuance. Comparisons to prior year high-yield issuance are challenging due to lower interest rates driving significant refinancing activity in 2013.

•	Corporate issuance in Europe increased for the quarter driven by strong high-yield debt issuance reflecting issuers taking advantage of improving economic conditions and continued search for yield.

	First Quarter Compared to Prior Year
Structured Finance	U.S.	Europe
Asset-backed securities (“ABS”)	10%	(43)%
Collateralized debt obligations (“CDO”)	(29)%	(2)%
Commercial mortgage-backed securities (“CMBS”)	(16)%	(92)%
Residential mortgage-backed securities (“RMBS”)	(46)%	82%
Covered bonds	**	(1)%
Total new issue dollars — structured finance	(12)%	(7)%

**	Represents no activity in 2014 and 2013.

•
ABS issuance in the U.S. was up due to an increase in autos and credit card activity, partially offset by a decline in student loan activity. Student loan activity continued to be unfavorably impacted by a lower level of Federal Family Education Loan Program ("FFELP") refinancing and a smaller volume of private market deals. Increased auto activity was driven by a mix of prime and subprime loan lending and growth in auto leases. Credit card activity was up as consumer borrowing continued to expand and Basel III Liquidity Coverage Ratios incentivized U.S. banks to place securitizations. ABS issuance in Europe was down. Despite a slow start to the year in Europe ABS, the auto market remained active in the first quarter, dominated by issues originated in Germany.

•
Issuance was down in the U.S. CDO market driven by decline in CLO issuance primarily in the first two months of the quarter as volumes picked up in March. Favorable interest rates continued to drive solid corporate loan activity resulting in higher CLO volume, however, the first quarter of 2013 was the highest quarterly volume since 2007 and was partially driven by a Federal Deposit Insurance Corporation ("FDIC") rule change. European issuance in the CDO asset class was minimal.

•
CMBS issuance was down in the U.S. driven by lower single borrower activity due to stabilized interest rates which have taken away the borrower's incentive to refinance. European CMBS issuance was also down, although from a low 2013 base.

•
RMBS volume was down in the U.S. driven by lower prime activity. The unfavorable economics of the transactions made whole-loan sales more cost-effective than securitizations. European RMBS volume was up driven by improving economic conditions resulting in higher market activity as the first U.K. master trust transaction in over a year was issued in the quarter.

•
Covered bond issuance (which are debt securities backed by mortgages or other high-quality assets that remain on the issuer's balance sheet) in Europe was down slightly reflecting the impact of the European Central Bank's Long Term Refinancing Offering, the drive for banks to increase deposit funding and the impact of lower mortgage production in many jurisdictions — all collectively reducing funding needs.

S&P Capital IQ

S&P Capital IQ's portfolio of capabilities are designed to help the financial community track performance, generate better investment returns (alpha), identify new trading and investment ideas, perform risk analysis, and develop mitigation strategies. Specific capabilities include:

•	Desktop Solutions — a product suite that provides data, analytics and third-party research for global finance professionals, which include Capital IQ and MarketScope Advisor;

•	Enterprise Solutions — integrated bulk data feeds that can be customized, which include QuantHouse, S&P Securities Evaluations, CUSIP and Compustat;

•	Ratings Intellectual Property ("IP") — commercial arm that sells Standard & Poor's Ratings' IP, which includes RatingsDirect® and RatingsXpress®; and

•	Proprietary Research — comprehensive source of market research for financial professionals, which includes Leveraged Commentary & Data, Global Market Intelligence and multi-asset-class research.

The following table provides revenue and segment operating profit information for the three months ended March 31:

(in millions)	2014	2013	% Change
Revenue:
Subscription revenue	$274	$260	5%
Non-subscription revenue	27	28	(3)%
Total revenue	$301	$288	4%

Domestic revenue	$199	$190	5%
International revenue	$102	$98	4%

Operating profit	$53	$50	6%
Operating margin %	18%	17%

Foreign exchange rates had immaterial impacts on revenue and operating profit for the quarter.

Revenue

Revenue grew compared to the first quarter of 2013 primarily due to growth from the Capital IQ desktop and RatingsXpress®, as the combined average contract value for both products increased double digits from the comparable prior year period. This was partially offset by an unfavorable impact related to the closure of several non-core businesses.

Growth at the Capital IQ desktop was driven by increased contract values for existing accounts primarily within the corporate and investment management client market segments; however continued headcount reductions in the financial services industry ha ve tempered growth. Increased contract values continue to be driven by bundled solution offerings integrated within the Capital IQ desktop and new datasets and expanded coverage of existing datasets combined with improved functionality and performance of the Capital IQ desktop. Enhancements to the segment's content and platforms continued in the first quarter of 2014 with the launch of a new suite of capabilities related to credit analytics.

Both domestic and international revenue increased over the first quarter of 2013. International revenue growth continues to be driven by sales growth of the Capital IQ desktop in Europe and Asia and the growth of QuantHouse, partially offset by our decision to close certain businesses and products within Proprietary Research.

The subscription base for RatingsXpress® is growing due to new client relationships and expanded relationships within existing accounts as the number of customers has increased 6% in the first quarter of 2014 as compared to the first quarter of 2013. RatingsXpress® continues to benefit from improvements made to the speed and timeliness through delivery on the Xpressfeed platform. In the first quarter of 2014, product enhancements included the expansion of the credit ratings offering on the Xpressfeed platform. Additionally, RatingsXpress® continues to benefit from increased compliance requirements which have created a greater need for alternative risk tools. RatingsDirect® also had revenue growth in the quarter as increased contract values were driven by the sale of bundled packages with other S&P Capital IQ data sets.

Operating Profit

Operating profit increased as compared to the first quarter of 2013 due to the increase in revenue as discussed above combined with expense savings from the closure of several non-core businesses as well as a reduction in professional fees. Partially offsetting the increases to operating profit were higher data processing and technology costs, increased occupancy costs driven by higher rental rates and higher costs related to additional headcount in developing regions.

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
S&P DJ Indices generates subscription revenue but primarily derives revenue from non-subscription products based on the S&P and Dow Jones Indices. Specifically, S&P DJ Indices generate revenue from the following sources:

•	Investment vehicles — such as exchange traded funds (“ETFs”), which are based on the S&P and Dow Jones Indices and generate revenue through fees based on assets and underlying funds;

•	Listed derivatives — which generate royalties based on trading volumes of derivatives contracts listed on various exchanges;

•	Index-related licensing fees — which are either fixed or variable annual and per-issue fees for over-the-counter derivatives and retail-structured products; and

•	Data subscriptions — which support index fund management, portfolio analytics and research.

The following table provides revenue and segment operating profit information for the three months ended March 31:

(in millions)	2014	2013	% Change
Revenue:
Subscription revenue	$26	$25	3%
Non-subscription revenue	111	90	23%
Total revenue	$137	$115	18%

Domestic revenue	$108	$88	21%
International revenue	$29	$27	9%

Operating profit	$91	$64	43%
Less: net operating profit attributable to noncontrolling interests	24	18
Net operating profit	$67	$46	45%
Operating margin %	67%	56%
Net operating margin %	49%	40%

Foreign exchange rates had immaterial impacts on revenue and operating profit for the first quarter of 2014.

Revenue

Revenue at S&P DJ Indices increased 18%, partially due to higher average levels of assets under management ("AUM") for ETF products and increased volumes for exchange-traded derivatives. Additionally, approximately half of the increase related to a refinement of our revenue recognition for certain products. The primary example was for a subset of ETF licenses as we are able to extract and validate data to calculate estimates of AUM information for a broader population of funds. Historically, this revenue was recorded when activity was self-reported by customers. Over-the-counter derivative trading volumes will be unfavorably impacted in the second half of 2014 by the expiration of a licensing arrangement for commodities indices in June of 2014.

5 new ETFs were launched during the first quarter of 2014, however, the total number of ETFs has decreased compared to the first quarter of 2013 due to the closing of underperforming ETFs in 2013. AUM for ETFs rose 27% to $667 billion in the first quarter of 2014 from $525 billion in the first quarter of 2013. S&P DJ Indices continues to be the leading index provider for the ETF market with assets representing 28% of global ETF assets.

Operating Profit

Operating profit increased due to the increase in revenue as discussed above, the elimination of royalty obligations and the collection of certain receivables that were previously written off. The elimination of royalty obligations related to the purchase of intellectual property rights to a range of commodities indices developed by Goldman Sachs, as well as a limited-use license to promote the commodities indices using Goldman Sachs Commodity Index trademarks in the fourth quarter of 2013 and the acquisition of the intellectual property of a family of Broad Market Indices (“BMI”) from Citigroup Global Markets Inc. in the first quarter of 2014.

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

On March 18, 2014, we announced we are completing our portfolio rationalization with the evaluation of strategic alternatives for McGraw Hill Construction.

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

As of August 1, 2013, we completed the sale of Aviation Week and the results have been included in C&C's results through that date.

The following table provides revenue and segment operating profit information for the periods ended March 31:

(in millions)	2014	2013	% Change
Revenue:
Commodities	$148	$130	14%
Commercial	103	106	(3)%
Total revenue	$251	$236	6%

Subscription revenue	$173	$158	9%
Non-subscription revenue	$78	$78	1%

Domestic revenue	$134	$131	2%
International revenue	$117	$105	11%

Operating profit	$76	$60	27%
Operating margin %	30%	25%

Foreign exchange rates had an immaterial impact on revenue and an unfavorable impact of $2 million on operating profit for the quarter.

Revenue

Revenue at C&C increased due to continued demand for Platts’ proprietary content as Platts’ revenue grew by 14% with growth across all regions. This growth was mainly driven by strength in Platts’ market data and price assessment products across all commodity sectors, led by petroleum. Additionally, growth has been driven by the continued licensing of our proprietary market price data and price assessments to various commodity exchanges. Growth in the agriculture sector also contributed to the increase in revenue in the quarter. While petroleum is still the biggest driver, the revenue mix continues to become more diversified as other sectors showed positive growth including petrochemicals, natural gas, coal, metals and agriculture. Platts represents 59% of total C&C revenue.

Excluding the impact of Aviation Week, commercial markets revenue increased 5% compared to the first quarter of 2013 primarily due to growth at J.D. Power. Increases at J.D. Power were driven by strong demand in China for syndicated and proprietary engagements and in Singapore for auto consulting engagements. Growth in the U.S. Power Information Network® ("PIN") also contributed to the revenue increase in the quarter. PIN provides real-time automotive information and decision-support tools based on the collection and analysis of daily new- and used-vehicle retail transaction data from thousands of automotive franchises. International revenue at J.D. Power increased 17% in the first quarter of 2014 compared to the first quarter of 2013. The Asia-Pacific region represents approximately 30% of J.D. Power's total revenue.

Operating Profit

Operating profit increased primarily due to higher revenue at Platts and J.D. Power as noted above. Growth at J.D. Power was also due to lower expenses primarily resulting from increased productivity and lower headcount. Partially offsetting the increases at Platts were additional headcount costs, merit increases, other operating costs to support business growth and an unfavorable impact of foreign exchange rates.

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

Cash Flow Overview

Cash and equivalents were $1,531 million as of March 31, 2014, a decrease of $11 million from December 31, 2013, and consisted of domestic cash of $569 million and cash held abroad of $962 million. Typically, cash held outside the U.S. is anticipated to be utilized to fund international operations or to be reinvested outside of the U.S., as a significant portion of our opportunities for growth in the coming years is expected to be abroad. In the event funds from international operations are needed to fund operations in the U.S., we would be required to accrue for and pay taxes in the U.S. to repatriate these funds.

The following table provides cash flow information for the three months ended March 31, 2014:

(in millions)	2014	2013	% Change
Net cash (used for) provided by:
Operating activities from continuing operations	$120	$(47)	N/M
Investing activities from continuing operations	$(35)	$(22)	59%
Financing activities from continuing operations	$(96)	$(971)	(90)%
N/M - not meaningful

In the first three months of 2014, free cash flow increased to $85 million compared to negative free cash flow of $86 million in the first three months of 2013, an increase of $171 million. The increase is primarily due to the increase in cash provided by operating activities as discussed below. Free cash flow is a non-GAAP financial measure and reflects our cash flow provided by operating activities less capital expenditures and dividends and other payments paid to noncontrolling interests. Capital expenditures include purchases of property and equipment and additions to technology projects. See “Reconciliation of Non-GAAP Financial Information” below for a reconciliation of cash flow provided by operating activities, the most directly comparable U.S. GAAP financial measure, to free cash flow.

Operating activities

Cash provided by operating activities was $120 million for the first three months of 2014 compared to cash used by operating activities of $47 million for the first three months of 2013, an increase of $167 million. The increase is mainly due to a tax refund received in the first quarter of 2014 related to an overpayment in 2013 and the timing of our estimated tax payment which was made in the first quarter of 2013 as compared to the fourth quarter of 2012. Improved cash collections impacting accounts receivable also contributed to the increase. These increases were partially offset by higher incentive payments in 2014 and lower unearned revenue due to lower billings at S&P Ratings.

Investing activities

Our cash outflows from investing activities are primarily for acquisitions and capital expenditures, while cash inflows are primarily proceeds from dispositions.

Cash used for investing activities increased $13 million to $35 million for the first three months of 2014, primarily due to cash paid for an acquisition in 2014. Refer to Note 2 — Acquisitions and Divestitures to our unaudited consolidated financial statements for further information.

Financing activities

Our cash outflows from financing activities consist primarily of share repurchases, dividends to shareholders and repayments of short-term debt, while cash inflows are primarily proceeds from the exercise of stock options.

Cash used for financing activities was $96 million in the first three months of 2014 compared to $971 million in the first three months of 2013. This decrease is primarily attributable to an decrease in cash used for share repurchases and the repayment of short-term debt that occurred in the first quarter of 2013.

During the first three months of 2014, we used cash to repurchase 2.1 million shares for $164 million at an average price paid per share of $78.89. An additional 0.3 million shares were repurchased in the first quarter of 2014 for $21 million, which settled in April 2014.

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

Additional Financing

Currently, we have the ability to borrow a total of $1.0 billion through our commercial paper program, which is supported by our $1.0 billion four-year credit agreement (our “credit facility”) that we entered into in June of 2013. This credit facility will terminate on June 19, 2017. As of March 31, 2014 and December 31, 2013, we had no outstanding commercial paper.

We pay a commitment fee of 20 to 45 basis points for our credit facility, depending on our indebtedness to cash flow ratio, whether or not amounts have been borrowed, and currently pay a commitment fee of 25 basis points. The interest rate on borrowings under our credit facility is, at our option, calculated using rates that are primarily based on either the prevailing London Inter-Bank Offer Rate, the prime rate determined by the administrative agent or the Federal Funds Rate. For certain borrowings under this credit facility, there is also a spread based on our indebtedness to cash flow ratio added to the applicable rate.

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

(in millions)	2014	2013
Cash provided by (used for) operating activities from continuing operations	$120	$(47)
Capital expenditures	(20)	(22)
Dividends and other payments paid to noncontrolling interests	(15)	(17)
Free cash flow	$85	$(86)

CRITICAL ACCOUNTING ESTIMATES

Our accounting policies are described in Note 1 — Accounting Policies to the consolidated financial statements in our Form 10-K. As discussed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Form 10-K, we consider an accounting estimate to be critical if it required assumptions to be made that were uncertain at the time the estimate was made and changes in the estimate or different estimates could have a material effect on our results of operations. These critical estimates include those related to revenue recognition, allowance for doubtful accounts, valuation of long-lived assets, goodwill and other intangible assets, pension plans, incentive compensation and stock-based compensation, income taxes, contingencies and redeemable non-controlling interests. We base our estimates on historical experience, current developments and on various other assumptions that we believe to be reasonable under these circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that cannot readily be determined from other sources. There can be no assurance that actual results will not differ from those estimates. Since the date of our Form 10-K, there have been no changes to our critical accounting estimates.

RECENT ACCOUNTING STANDARDS

In April of 2014, the Financial Accounting Standards Board (“FASB”) issued final guidance that raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. The guidance is intended to reduce the frequency of disposals reported as discontinued operations by focusing on strategic shifts that have or will have a major effect on an entity’s operations and financial results. In addition, the guidance permits companies to have continuing cash flows and significant continuing involvement with the disposed component. The FASB’s amended guidance is effective for our annual reporting period beginning January 1, 2015, however, early adoption is permitted. We do not expect the adoption of the guidance to have a significant impact on our consolidated financial statements.

In July of 2013, the FASB issued amended guidance that resolves the diversity in practice for the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This new accounting guidance requires the netting of unrecognized tax benefits ("UTBs") against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. Under the new standard, UTBs will be netted against all available same-jurisdiction loss or other tax carryforwards that would be utilized, rather than only against carryforwards that are created by the UTBs. The new standard requires prospective adoption but allows retrospective adoption for all periods presented. The amendments were effective on January 1, 2014, and the adoption of the guidance did not have a significant impact on our consolidated financial statements.

In March of 2013, the FASB issued amended guidance that resolves the diversity in practice for the accounting for the cumulative translation adjustment upon derecognition of certain subsidiaries or groups of assets within a foreign entity. The amended guidance requires that when a parent entity ceases to have a controlling financial interest in a subsidiary or group of assets within a foreign entity, the parent is required to release any related cumulative translation adjustment into net income in instances when a sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. Additionally, the amended guidance clarifies that the sale of an investment in a foreign entity includes both (1) events that result in the loss of a controlling financial interest in a foreign entity and (2) events that result in an acquirer obtaining control of an acquiree in which it held an equity interest immediately before the acquisition date. In these instances, an entity is required to release the cumulative translation adjustment into net income. The amendments were effective on January 1, 2014, and the adoption of the guidance did not have a significant impact on our consolidated financial statements.

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

Forward-looking statements can be identified by the use of words such as “believe,” “expect,” “plan,” “estimate,” “project,” “target,” “anticipate,” “intend,” “may,” “will,” “continue” and other words of similar meaning in connection with a discussion of future operating or financial performance. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual outcomes and results could differ materially from what is expected or forecasted. These risks and uncertainties include, among others:

•	worldwide economic, financial, political and regulatory conditions;

•	currency and foreign exchange volatility;

•	the effect of competitive products and pricing;

•	the level of success of new product development and global expansion;

•	the level of future cash flows;

•	the levels of capital investments;

•	income tax rates;

•	restructuring charges;

•	the health of debt and equity markets, including credit quality and spreads, the level of liquidity and future debt issuances;

•	the level of interest rates and the strength of the capital markets in the U.S. and abroad;

•	the demand and market for debt ratings, including collateralized debt obligations, residential and commercial mortgage and asset-backed securities and related asset classes;

•	the state of the credit markets and their impact on Standard & Poor’s Ratings Services and the economy in general;

•	the regulatory environment affecting Standard & Poor’s Ratings Services and our other businesses;

•	the likely outcome and impact of litigation and investigations on our operations and financial condition;

•	the level of merger and acquisition activity in the U.S. and abroad;

•	continued investment by the construction, automotive and computer industries;

•	the strength and performance of the domestic and international automotive markets;

•	the volatility of the energy marketplace; and

•	the contract value of public works, manufacturing and single-family unit construction.

We caution readers not to place undue reliance on forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in our exposure to market risk during the three months ended March 31, 2014 from those disclosed in our Form 10-K for the year ended December 31, 2013.

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

As of March 31, 2014, an evaluation was performed under the supervision and with the participation of management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the U.S. Securities Exchange Act of 1934). Based on that evaluation, management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2014.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings

There have been no amendments to the disclosure in Note 12 — Commitments and Contingencies to the consolidated financial statements of our Form 10-K for the year ended December 31, 2013 (our “Form 10-K”).

We believe that the claims asserted and/or contemplated in the proceedings described in Note 12 — Commitments and Contingencies to the consolidated financial statements of our Form 10-K have no basis and they will be vigorously defended by the Company and/or the subsidiaries involved.

In view of the inherent difficulty of predicting the outcome of legal matters, particularly where the claimants seek very large or indeterminate damages, or where the cases present novel legal theories, involve a large number of parties or are in early stages of discovery, we cannot state with confidence what the eventual outcome of the pending matters described in Note 12 — Commitments and Contingencies to the consolidated financial statements of our Form 10-K will be, what the timing of the ultimate resolution of these matters will be or what the eventual loss, fines, penalties or impact related to each pending matter may be. We believe, based on our current knowledge, the outcome of the legal actions, proceedings and investigations currently pending should not have a material, adverse effect on our consolidated financial condition.

Item 1a. Risk Factors

Our Form 10-K contains detailed cautionary statements which identify all known material risks, uncertainties and other factors that could cause our actual results to differ materially from historical or expected results. There have been no material changes to the risk factors we have previously disclosed in Item 1a, Risk Factors, in our Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On December 4, 2013, the Board of Directors approved a new stock repurchase program authorizing the purchase of up to 50 million shares (the "2013 Repurchase Program"), which was approximately 18% of the company's outstanding shares at that time. During the first quarter of 2014, we repurchased 2.2 million shares under the 2013 Repurchase Program and, as of March 31, 2014, 47.8 million shares remained under the 2013 Repurchase Program.

Repurchased shares may be used for general corporate purposes, including the issuance of shares for stock compensation plans and to offset the dilutive effect of the exercise of employee stock options. The 2013 Repurchase Program has no expiration date and purchases under this program may be made from time to time on the open market and in private transactions, depending on market conditions.

The following table provides information on our purchases of our outstanding common stock during the first quarter of 2014 pursuant to the 2013 Repurchase Program (column c). In addition to these purchases, the number of shares in column (a) include: 1) shares of common stock that are tendered to us to satisfy our employees’ tax withholding obligations in connection with the vesting of awards of restricted shares (we repurchase such shares based on their fair market value on the vesting date), and 2) our shares deemed surrendered to us to pay the exercise price and to satisfy our employees’ tax withholding obligations in connection with the exercise of employee stock options. There were no other share repurchases during the quarter outside the repurchases noted below.

(amounts in millions, except per share price)

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs	(d) Maximum Number of Shares that may yet be Purchased Under the Programs
Jan. 1 — Jan. 31, 2014	—	$—	—	50.0
Feb. 1 — Feb. 28, 2014	1.3	79.95	0.3	49.7
Mar. 1 — Mar. 31, 2014	1.9	78.28	1.9	47.8
Total — Qtr	3.2	$78.95	2.2	47.8

Item 6. Exhibits

(10.1)	Registrant's Key Executive Short Term Incentive Compensation Plan, as amended effective January 1, 2014

(10.2)	Registrant's Terms and Conditions of Performance Share Unit Award

(10.3)	Registrant’s 2002 Stock Incentive Plan, amended and restated as of February 26, 2014

(15)	Letter on Unaudited Interim Financials

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

(32)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(101.INS)	XBRL Instance Document

(101.SCH)	XBRL Taxonomy Extension Schema

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase

(101.LAB)	XBRL Taxonomy Extension Label Linkbase

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

McGraw Hill Financial, Inc.
Registrant

Date:	April 29, 2014	By:	/s/ Jack F. Callahan, Jr.
Jack F. Callahan, Jr.
Executive Vice President and Chief Financial Officer

Date:	April 29, 2014	By:	/s/ Kenneth M. Vittor
Kenneth M. Vittor
Executive Vice President and General Counsel

Date:	April 29, 2014	By:	/s/ Emmanuel N. Korakis
Emmanuel N. Korakis
Senior Vice President and Corporate Controller