Form 10-Q
period 2014-06-30
MCGRAW HILL FINANCIAL INC
filed 2014-07-29
CIK 64040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Shares Outstanding	Date
Common stock (par value $1.00 per share)	270.9 million	July 18, 2014

McGraw Hill Financial, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of McGraw Hill Financial, Inc.

We have reviewed the consolidated balance sheet of McGraw Hill Financial, Inc. as of June 30, 2014, the related consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2014 and 2013, the related consolidated statements of cash flows for the six-month periods ended June 30, 2014 and 2013, and the related consolidated statement of equity for the six-month period ended June 30, 2014. These financial statements are the responsibility of the Company’s management.

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

/s/ ERNST & YOUNG LLP

New York, New York
July 29, 2014

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

McGraw Hill Financial, Inc.
Consolidated Statements of Income
(Unaudited)

(in millions, except per share amounts)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenue	$1,346	$1,250	$2,581	$2,431
Expenses:
Operating-related expenses	420	395	831	769
Selling and general expenses	397	384	759	878
Depreciation	22	22	42	45
Amortization of intangibles	12	13	24	25
Total expenses	851	814	1,656	1,717
Other loss	9	—	9	—
Operating profit	486	436	916	714
Interest expense, net	14	16	28	31
Income from continuing operations before taxes on income	472	420	888	683
Provision for taxes on income	156	147	298	236
Income from continuing operations	316	273	590	447
Discontinued operations, net of tax:
Income (loss) from discontinued operations	—	4	—	(27)
Gain on sale of discontinued operations	—	—	—	612
Discontinued operations, net	—	4	—	585
Net income	316	277	590	1,032
Less: net income from continuing operations attributable to noncontrolling interests	(24)	(23)	(50)	(44)
Less: net loss from discontinued operations attributable to noncontrolling interests	—	—	—	1
Net income attributable to McGraw Hill Financial, Inc.	$292	$254	$540	$989

Amounts attributable to McGraw Hill Financial, Inc. common shareholders:
Income from continuing operations	$292	$250	$540	$403
Income from discontinued operations	—	4	—	586
Net income	$292	$254	$540	$989

Earnings per share attributable to McGraw Hill Financial, Inc. common shareholders:
Income from continuing operations:
Basic	$1.08	$0.91	$1.99	$1.45
Diluted	$1.06	$0.90	$1.95	$1.43
Income from discontinued operations:
Basic	$—	$0.01	$—	$2.11
Diluted	$—	$0.01	$—	$2.08
Net income:
Basic	$1.08	$0.93	$1.99	$3.57
Diluted	$1.06	$0.91	$1.95	$3.52
Weighted-average number of common shares outstanding:
Basic	271.5	274.3	271.7	277.4
Diluted	276.1	278.3	276.7	281.3

Dividend declared per common share	$0.30	$0.28	$0.60	$0.56

See accompanying notes to the unaudited consolidated financial statements.

McGraw Hill Financial, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

(in millions)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income	$316	$277	$590	$1,032

Other comprehensive income:
Foreign currency translation adjustment	9	(23)	13	44
Income tax effect	—	4	(1)	(3)
	9	(19)	12	41

Pension and other postretirement benefit plans	(56)	(37)	(54)	(34)
Income tax effect	22	9	21	6
	(34)	(28)	(33)	(28)

Unrealized gain (loss) on investments and forward exchange contracts	1	(1)	4	7
Income tax effect	—	—	(1)	(4)
	1	(1)	3	3

Comprehensive income	292	229	572	1,048
Less: comprehensive income attributable to nonredeemable noncontrolling interests	(1)	(2)	(4)	(5)
Less: comprehensive income attributable to redeemable noncontrolling interests	(22)	(20)	(46)	(38)
Comprehensive income attributable to McGraw Hill Financial, Inc.	$269	$207	$522	$1,005

See accompanying notes to the unaudited consolidated financial statements.

McGraw Hill Financial, Inc.
Consolidated Balance Sheets

(in millions)	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and equivalents	$1,617	$1,542
Accounts receivable, net of allowance for doubtful accounts: 2014 - $45; 2013 - $52	990	979
Deferred income taxes	109	108
Prepaid and other current assets	277	307
Total current assets	2,993	2,936
Property and equipment, net of accumulated depreciation: 2014 - $594; 2013 - $617	209	249
Goodwill	1,418	1,412
Other intangible assets, net	1,022	1,033
Asset for pension benefits	230	261
Other non-current assets	185	170
Total assets	$6,057	$6,061
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$198	$219
Accrued compensation and contributions to retirement plans	292	427
Income taxes currently payable	96	15
Unearned revenue	1,322	1,309
Other current liabilities	344	402
Total current liabilities	2,252	2,372
Long-term debt	799	799
Pension and other postretirement benefits	260	264
Other non-current liabilities	447	472
Total liabilities	3,758	3,907
Redeemable noncontrolling interest (Note 7)	810	810
Commitments and contingencies (Note 11)
Equity:
Common stock	412	412
Additional paid-in capital	382	447
Retained income	7,766	7,384
Accumulated other comprehensive loss	(214)	(196)
Less: common stock in treasury	(6,904)	(6,746)
Total equity — controlling interests	1,442	1,301
Total equity — noncontrolling interests	47	43
Total equity	1,489	1,344
Total liabilities and equity	$6,057	$6,061

See accompanying notes to the unaudited consolidated financial statements.

McGraw Hill Financial, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

(in millions)	Six Months Ended
	June 30,
	2014	2013
Operating Activities:
Net income	$590	$1,032
Less: discontinued operations, net	—	585
Income from continuing operations	590	447
Adjustments to reconcile income from continuing operations to cash provided by operating activities from continuing operations:
Depreciation	42	45
Amortization of intangibles	24	25
Provision for losses on accounts receivable	—	14
Stock-based compensation	48	47
Other	22	13
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	(7)	(11)
Prepaid and other current assets	(11)	(9)
Accounts payable and accrued expenses	(251)	(193)
Unearned revenue	11	71
Other current liabilities	(69)	(40)
Net change in prepaid/accrued income taxes	111	(166)
Net change in other assets and liabilities	(51)	(17)
Cash provided by operating activities from continuing operations	459	226
Investing Activities:
Capital expenditures	(37)	(43)
Acquisitions, net of cash acquired	(16)	—
Other	1	—
Cash used for investing activities from continuing operations	(52)	(43)
Financing Activities:
Repayments of short-term debt, net	—	(457)
Dividends paid to shareholders	(163)	(156)
Dividends and other payments paid to noncontrolling interests	(30)	(38)
Contingent consideration payment	(11)	(12)
Repurchase of treasury shares	(362)	(500)
Exercise of stock options	133	107
Excess tax benefits from share-based payments	82	12
Cash used for financing activities from continuing operations	(351)	(1,044)
Effect of exchange rate changes on cash from continuing operations	19	(36)
Cash provided by (used for) continuing operations	75	(897)
Discontinued Operations:
Cash used for operating activities	—	(98)
Cash provided by investing activities	—	2,159
Cash used for financing activities	—	(25)
Effect of exchange rate changes on cash	—	1
Cash provided by discontinued operations	—	2,037
Net change in cash and equivalents	75	1,140
Cash and equivalents at beginning of period	1,542	760
Cash and equivalents at end of period	$1,617	$1,900

See accompanying notes to the unaudited consolidated financial statements.

McGraw Hill Financial, Inc.
Consolidated Statement of Equity
(Unaudited)

(in millions)	Common Stock $1 par	Additional Paid-in Capital	Retained Income	Accumulated Other Comprehensive Loss	Less: Treasury Stock	Total MHFI Equity	Noncontrolling Interests	Total Equity
Balance as of December 31, 2013	$412	$447	$7,384	$(196)	$6,746	$1,301	$43	$1,344
Comprehensive income [1]			540	(18)		522	4	526
Dividends			(160)			(160)	(6)	(166)
Share repurchases					352	(352)		(352)
Employee stock plans, net of tax benefit		(65)			(194)	129		129
Change in redemption value of redeemable noncontrolling interest			1			1		1
Other			1			1	6	7
Balance as of June 30, 2014	$412	$382	$7,766	$(214)	$6,904	$1,442	$47	$1,489

[1]	Excludes $46 million attributable to our redeemable noncontrolling interest.

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

In the opinion of management all normal recurring adjustments considered necessary for a fair statement of the results of the interim periods have been included. The operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the full year. Certain prior-year amounts have been reclassified to conform to the current presentation.

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

Acquisitions

In July of 2014, we acquired Eclipse Energy Holdings AS and its operating subsidiaries (“Eclipse”) that will be integrated into our C&C segment. Eclipse provides a comprehensive suite of data and analytics products on the European natural gas and liquefied natural gas markets as well as a range of advisory services leveraging Eclipse’s knowledge base, data capabilities, and modeling suite of products. This transaction complements our North American natural gas capabilities we obtained from our Bentek Energy LLC acquisition in 2011. We will account for the acquisition of Eclipse using the purchase method of accounting. The acquisition of Eclipse is not material to our consolidated financial statements.

In March of 2014, we acquired the intellectual property of a family of Broad Market Indices (“BMI”) from Citigroup Global Markets Inc., that is integrated into our S&P DJ Indices segment. The BMI provides a broad measure of the global equities markets which includes approximately 11,000 companies in more than 52 countries covering both developed and emerging markets. We accounted for the acquisition of the intellectual property on a cost basis and it was not material to our consolidated financial statements.

During the six months ended June 30, 2013, we did not complete any acquisitions.

As part of CRISIL's acquisition of Coalition Development Ltd. that occurred in July 2012, we made contingent purchase price payments in the first six months of 2014 and 2013 for $11 million and $12 million, respectively. This has been reflected in the consolidated statement of cash flows as a financing activity.

Divestitures

On June 30, 2014, we completed the sale of our data center to Quality Technology Services, LLC which owns, operates, and manages data centers. Proceeds from the sale were $58 million which are recorded within other current assets in the consolidated balance sheet due to timing of the receipt of payment. The sale includes all of the facilities and equipment on the south campus of our East Windsor, New Jersey location, inclusive of the rights and obligations associated with an adjoining solar power field. The sale resulted in an expense of $3 million recorded within other loss in our consolidated statement of income, which is in addition to the non-cash impairment charge we recorded in the fourth quarter of 2013.

On March 22, 2013, we completed the sale of McGraw-Hill Education ("MHE") to investment funds affiliated with Apollo Global Management, LLC for a purchase price of $2.4 billion in cash. We recorded an after-tax gain on the sale of $612 million for the six months ended June 30, 2013, which is included in discontinued operations, net in the consolidated statement of income. During the three months ended September 30, 2013, we adjusted the after tax gain on the sale of MHE, primarily due to post-closing working capital adjustments. For the year ended December 31, 2013, we recorded an after-tax gain on the sale of $589 million. We have used a portion of the after-tax proceeds from the sale to pay down short-term debt, for the special dividend paid in 2012, and to continue share repurchases. We intend to continue to use a portion of the after-tax proceeds to make selective acquisitions and support general corporate purposes.

The key components of income from discontinued operations for the periods ended June 30, 2013 consist of the following:

(in millions)	Three Months	Six Months
Revenue	$—	$268
Expenses	(2)	312
Operating income (loss)	2	(44)
Interest expense, net	—	1
Income (loss) before taxes on income (loss)	2	(45)
Benefit for taxes on income (loss) [1]	(2)	(18)
Income (loss) from discontinued operations, net of tax	4	(27)
Pre-tax gain on sale from discontinued operations	—	920
Provision for taxes on income	—	308
Gain on sale of discontinued operations, net of tax	—	612
Discontinued operations, net	4	585
Less: net loss attributable to noncontrolling interests	—	1
Income from discontinued operations attributable to McGraw Hill Financial, Inc. common shareholders	$4	$586

[1]	Benefit for taxes on income for the three months ended June 30, 2013 includes certain adjustments to the discontinued operations provision recorded for the three months ended March 31, 2013.

3.	Income Taxes

The effective income tax rate for continuing operations was 33.1% and 33.5% for the three and six months ended June 30, 2014, respectively, and 35.0% and 34.5% for the three and six months ended June 30, 2013, respectively. The reduction in the effective income tax rate during the three and six months ended June 30, 2014 was primarily related to an additional benefit for the Domestic Production Activities Deduction, partially offset by an increase in income in higher tax rate jurisdictions.

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

As of June 30, 2014 and December 31, 2013, the total amount of federal, state and local, and foreign unrecognized tax benefits was $86 million and $82 million, respectively, exclusive of interest and penalties. We recognize accrued interest and penalties related to unrecognized tax benefits in interest expense and operating-related expense, respectively. In addition to the unrecognized tax benefits, as of June 30, 2014 and December 31, 2013, we had $16 million and $19 million, respectively of accrued interest and penalties associated with uncertain tax positions.

Based on the current status of income tax audits, we believe that it is reasonably possible that the total amount of unrecognized tax benefits will significantly decrease in the next twelve months. Although the ultimate resolution of our tax audits is unpredictable, the resulting change in our unrecognized tax benefits could have a material impact on our results of operations and/or cash flows.

4.	Debt

(in millions)	June 30, 2014	December 31, 2013
5.9% Senior Notes, due 2017 [1]	$400	$400
6.55% Senior Notes, due 2037 [2]	399	399
Long-term debt	$799	$799

[1]	Interest payments are due semiannually on April 15 and October 15, and, as of June 30, 2014, the unamortized debt discount is less than $1 million.

[2]	Interest payments are due semiannually on May 15 and November 15, and, as of June 30, 2014, the unamortized debt discount is approximately $1 million.

The fair value of our long-term debt borrowings was $861 million and $801 million as of June 30, 2014 and December 31, 2013, respectively, and was estimated based on quoted market prices.

Currently, we have the ability to borrow a total of $1.0 billion through our commercial paper program, which is supported by our $1.0 billion four-year credit agreement (our “credit facility”) that we entered into in June of 2013. This credit facility will terminate on June 19, 2017. As of June 30, 2014 and December 31, 2013, we had no outstanding commercial paper.

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

As discussed in our Form 10-K, we changed certain discount rate assumptions and our expected return on assets assumption for our retirement plans, which became effective on January 1, 2014. The effect of the assumption changes on retirement expense for the three and six months ended June 30, 2014 did not have a material impact on our consolidated financial statements.

In the first six months of 2014, we contributed $10 million to our retirement plans and expect to make additional required contributions of approximately $14 million to our retirement plans during the remainder of the year. We may elect to make additional non-required contributions depending on investment performance and the pension plan status in the second half of 2014.

6.	Stock-Based Compensation

We issue stock-based incentive awards to our eligible employees and Directors under the 2002 Employee Stock Incentive Plan and a Director Deferred Stock Ownership Plan. The 2002 Employee Stock Incentive Plan permits the granting of nonqualified stock options, stock appreciation rights, performance stock, restricted stock and other stock-based awards.

Stock-based compensation for the periods ended June 30 is as follows:

(in millions)	Three Months		Six Months
	2014	2013	2014	2013
Stock option expense	$6	$4	$9	$6
Restricted stock and unit awards expense	24	22	39	41
Total stock-based compensation expense	$30	$26	$48	$47

For the six months ended June 30, 2014, the Company granted 0.8 million employee stock options, which had a weighted average grant date value of $23.38 per share based on the lattice-based option-pricing model. The Company also granted 0.7 million shares of restricted stock and unit awards, which had a weighted average grant date fair value of $77.67 per share.

Total unrecognized compensation expense related to unvested stock option awards and unvested restricted stock unit awards as of June 30, 2014 was $21 million and $101 million, respectively, which is expected to be recognized over a weighted average period of 2.5 years and 1.8 years, respectively.

7.	Equity

Stock Repurchases

On December 4, 2013, the Board of Directors approved a new stock repurchase program authorizing the purchase of 50 million shares, which was approximately 18% of the total shares of our outstanding common stock at that time.

In any period, share repurchase transactions could result in timing differences between the recognition of those repurchases and their settlement for cash. This could result in a difference between the cash used for financing activities related to common stock repurchased and the comparable change in equity.

Share repurchases for the periods ended June 30 were as follows:

(in millions, except average price)	Three Months		Six Months
	2014	2013	2014	2013
Total number of shares purchased [1,2]	2.2	1.4	4.4	8.6
Average price paid per share [2]	$79.65	$—	$79.06	$—
Total cash utilized [3]	$177	$—	$352	$500

[1]	The six month period ended June 30, 2013 includes shares received as part of our accelerated share repurchase agreements described in more detail below.

[2]
On June 25, 2014, we repurchased 0.5 million shares of the Company's common stock from the personal holdings of Harold W. McGraw III, Chairman of the Company's Board of Directors and former President and CEO of the Company, at a discount of 0.35% from the June 24, 2014 New York Stock Exchange closing price. We repurchased these shares with cash for $41 million at an average price of $82.66 per share. See Note 13 — Related Party Transactions for further information.

[3]
In December of 2013, 0.1 million shares were repurchased for approximately $10 million, which settled in January of 2014. Cash used for financing activities only reflects those shares which settled during the six months ended June 30, 2014 resulting in $362 million of cash used to repurchase shares.

Our purchased shares may be used for general corporate purposes, including the issuance of shares for stock compensation plans and to offset the dilutive effect of the exercise of employee stock options. As of June 30, 2014, 45.6 million shares remained available under the current share repurchase program which has no expiration date and purchases under this program may be made from time to time on the open market and in private transactions, depending on market conditions.

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

Noncontrolling interests that do not contain such redemption features are presented in equity.

Changes to redeemable noncontrolling interest during the six months ended June 30, 2014 were as follows:

(in millions)
Balance as of December 31, 2013	$810
Net income attributable to noncontrolling interest	46
Distributions to noncontrolling interest	(45)
Redemption value adjustment	(1)
Balance as of June 30, 2014	$810

Accumulated Other Comprehensive Loss

The following table summarizes the changes in the components of accumulated other comprehensive loss for the six months ended June 30, 2014:

(in millions)	Foreign Currency Translation Adjustment	Pension and Postretirement Benefit Plans		Unrealized Gain (Loss) on Forward Exchange Contracts	Accumulated Other Comprehensive Loss
Balance as of December 31, 2013	$23	$(216)		$(3)	$(196)
Other comprehensive income before reclassifications	12	(36)		3	(21)
Reclassifications from accumulated other comprehensive loss to net earnings	—	3	[1]	—	3
Net other comprehensive income	12	(33)		3	(18)
Balance as of June 30, 2014	$35	$(249)		$—	$(214)

[1]	See Note 5 — Employee Benefits for additional details of items reclassed from accumulated other comprehensive loss to net earnings.

The net actuarial loss and prior service cost related to pension and other postretirement benefit plans included in other comprehensive income is net of a tax provision of $2 million for the six months ended June 30, 2014.

8.	Earnings Per Share

Basic earnings per common share (“EPS”) is computed by dividing net income attributable to the common shareholders of the Company by the weighted-average number of common shares outstanding. Diluted EPS is computed in the same manner as basic EPS, except the number of shares is increased to include additional common shares that would have been outstanding if potential common shares with a dilutive effect had been issued. Potential common shares consist primarily of stock options and restricted performance shares calculated using the treasury stock method.

The calculation for basic and diluted EPS for the periods ended June 30 is as follows:

(in millions, except per share amounts)	Three Months Ended		Six Months Ended
	2014	2013	2014	2013
Amounts attributable to McGraw Hill Financial, Inc. common shareholders:
Income from continuing operations	$292	$250	$540	$403
Income from discontinued operations	—	4	—	586
Net income	$292	$254	$540	$989

Basic weighted-average number of common shares outstanding	271.5	274.3	271.7	277.4
Effect of stock options and other dilutive securities	4.6	4.0	5.0	3.9
Diluted weighted-average number of common shares outstanding	276.1	278.3	276.7	281.3

Earnings per share attributable to McGraw Hill Financial, Inc. common shareholders:
Income from continuing operations:
Basic	$1.08	$0.91	$1.99	$1.45
Diluted	$1.06	$0.90	$1.95	$1.43
Income from discontinued operations:
Basic	$—	$0.01	$—	$2.11
Diluted	$—	$0.01	$—	$2.08
Net income:
Basic	$1.08	$0.93	$1.99	$3.57
Diluted	$1.06	$0.91	$1.95	$3.52

Each period we have certain stock options and restricted performance shares that are excluded from the computation of diluted EPS. The effect of the potential exercise of stock options is excluded when the average market price of our common stock is lower than the exercise price of the related option during the period because the effect would have been antidilutive. Additionally, restricted performance shares are excluded because the necessary vesting conditions had not been met. For the three and six months ended June 30, 2014, there were a minimal amount of stock options excluded as compared to 2.7 million and 2.8 million stock options excluded for the three and six months ended June 30, 2013, respectively. Additionally, restricted performance shares outstanding of 1.4 million and 2.3 million as of June 30, 2014 and 2013, respectively, were excluded.

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

The initial restructuring charge recorded and the ending reserve balance as of June 30, 2014 by segment is as follows:

(in millions)	Initial Charge Recorded	Ending Reserve Balance
S&P Ratings	$13	$11
S&P Capital IQ	10	2
C&C	10	4
Corporate	16	6
Total	$49	$23

The ending reserve balance for the 2013 restructuring plan was $39 million as of December 31, 2013. For the six months ended June 30, 2014, we have reduced the reserve for the 2013 restructuring plan by $16 million.

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

As part of our transformation to McGraw Hill Financial, a comprehensive review of our accounting and reporting practices and policies was undertaken. As a result, beginning on January 1, 2014, all shared operating services have been fully allocated to the segments utilizing a methodology that more closely aligns with each segment's usage of these services. The costs that remain in unallocated expense primarily relate to corporate center functions. The updated methodology is reflected in the segment results for the three and six months ended June 30, 2014 and accordingly, the segment results for the prior-year comparative periods have been reclassified to conform with the new presentation.

A summary of operating results by segment for the periods ended June 30 is as follows:

Three Months	2014		2013
(in millions)	Revenue	Operating Profit	Revenue	Operating Profit
S&P Ratings	$664	$308	$599	$268
S&P Capital IQ	307	54	287	49
S&P DJ Indices	133	82	123	77
C&C	263	83	259	83
Intersegment elimination [1]	(21)	—	(18)	—
Total operating segments	1,346	527	1,250	477
Unallocated expense [2]	—	(41)	—	(41)
Total	$1,346	$486	$1,250	$436

Six Months	2014		2013
(in millions)	Revenue	Operating Profit	Revenue	Operating Profit
S&P Ratings	$1,233	$548	$1,161	$517
S&P Capital IQ	608	107	575	99
S&P DJ Indices	269	174	238	141
C&C	514	159	496	143
Intersegment elimination [1]	(43)	—	(39)	—
Total operating segments	2,581	988	2,431	900
Unallocated expense [2]	—	(72)	—	(186)
Total	$2,581	$916	$2,431	$714

[1]	Revenue for S&P Ratings and expenses for S&P Capital IQ include an intersegment royalty charged to S&P Capital IQ for the rights to use and distribute content and data developed by S&P Ratings.

[2]
The three and six months ended June 30, 2013 include costs necessary to enable the separation of MHE and reduce our cost structure of $10 million and $54 million, respectively. The six months ended June 30, 2013 also includes pre-tax legal settlements of approximately $77 million.

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

As of June 30, 2014, the remaining deferred gain was $34 million, as $6 million and $12 million was amortized during the three and six months ended June 30, 2014, respectively. Interest expense associated with this operating lease was less than $1 million for the three months ended June 30, 2014 and $1 million for the six months ended June 30, 2014.

Legal Matters

The following amends the disclosure in Note 12 — Commitments and Contingencies to the consolidated financial statements of our Form 10-K.

•
In connection with the numerous actions brought against the Company and Standard & Poor's Financial Services LLC subsidiary ("S&P LLC") by the attorneys general of various states and the District of Columbia, the Company and S&P LLC had removed most of the actions to federal court and obtained an order consolidating the cases before the United States District Court for the Southern District of New York. The states moved to have the cases remanded to state court. Those motions to remand were granted on June 3, 2014; the cases are now proceeding in their respective state courts. Discovery in these cases is ongoing.

•
In connection with the Parmalat civil proceedings, the Court of Appeals of Milan issued an Order on July 2, 2014, reopening the proceedings to allow the parties to submit additional pleadings. Submissions are due no later than October 9, 2014 and a hearing has been scheduled for October 29, 2014.

•
On July 22, 2014, the Company  received a “Wells Notice” from the Staff of the U.S. Securities and Exchange Commission (the “SEC”) stating that the Staff has made a preliminary determination to recommend that the SEC institute an enforcement action against Standard & Poor’s Ratings Services (“S&P Ratings”), alleging violations of federal securities laws with respect to S&P Rating’s ratings of six commercial mortgage backed securities transactions issued in 2011, and public disclosure made by S&P Ratings regarding those ratings thereafter. In connection with the contemplated action, the Staff may recommend that the SEC seek remedies that include a cease-and-desist order, disgorgement, pre-judgment interest, civil money penalties, and remedial sanctions such as revocation or suspension of S&P Rating's NRSRO registration. The Wells Notice is neither a formal allegation nor a finding of wrongdoing. It allows S&P Ratings the opportunity to provide its perspective and to address the issues raised by the Staff before any decision is made by the SEC on whether to authorize the commencement of an enforcement proceeding. S&P Ratings has been cooperating with the SEC in this matter and intends to continue to do so.

There were no other amendments to the disclosures in Note 12 — Commitments and Contingencies to the consolidated financial statements of our Form 10-K, including to the disclosure of the Department of Justice's civil complaint filed on February 4, 2013 in the United States District Court for the Central District of California against the Company and S&P LLC alleging violations of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 regarding Standard & Poor's Rating Services ratings in 2004 - 2007 of certain U.S. collateralized debt obligations and Standard & Poor's Ratings Services models for certain structured finance products.

We believe that the claims asserted and/or contemplated in the proceedings described in Note 12 — Commitments and Contingencies to the consolidated financial statements of our Form 10-K, and amended above, have no basis and they will be vigorously defended by the Company and/or the subsidiaries involved.

In view of the inherent difficulty of predicting the outcome of legal matters, particularly where the claimants seek very large or indeterminate damages, or where the cases present novel legal theories, involve a large number of parties or are in early stages of discovery, we cannot state with confidence what the eventual outcome of the pending matters described in Note 12 — Commitments and Contingencies to the consolidated financial statements of our Form 10-K, and amended above, will be, what the timing of the ultimate resolution of these matters will be or what the eventual loss, fines, penalties or impact related to each pending matter may be. We believe, based on our current knowledge, the outcome of the legal actions, proceedings and investigations currently pending should not have a material, adverse effect on our consolidated financial statements.

12.	Recent Accounting Standards

In May of 2014, the Financial Accounting Standards Board (“FASB”) and the International Accounting Standards Board (“IASB”) issued jointly a converged standard on the recognition of revenue from contracts with customers which is intended to improve the financial reporting of revenue and comparability of the top line in financial statements globally. The core principle of the new standard is for the recognition of revenue to depict the transfer of goods or services to customers in amounts that reflect the payment to which the company expects to be entitled in exchange for those goods or services. The new standard will also result in enhanced revenue disclosures, provide guidance for transactions that were not previously addressed comprehensively and improve guidance for multiple-element arrangements. The amendments are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. We are currently in the process of assessing the impact the adoption of this guidance will have on our consolidated financial statements.

In April of 2014, the FASB issued final guidance that raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. The guidance is intended to reduce the frequency of disposals reported as discontinued operations by focusing on strategic shifts that have or will have a major effect on an entity’s operations and financial results. In addition, the guidance permits companies to have continuing cash flows and significant continuing involvement with the disposed component. The FASB’s amended guidance is effective for our annual reporting period beginning January 1, 2015, however, early adoption is permitted. We do not expect the adoption of the guidance to have a significant impact on our consolidated financial statements.

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

13.	Related Party Transactions

On July 2, 2014, we entered into an aircraft purchase agreement with Harold W. McGraw III, Chairman of the Company's Board of Directors and former President and CEO of the Company ("Mr. McGraw"). The purchase price for the Company's aircraft is $20 million, which is modestly higher than the independent appraisal obtained, and Mr. McGraw’s purchase is subject to customary closing conditions. This transaction was approved by the Nominating & Corporate Governance Committee of the Company's Board of Directors after consultation with members of the Financial Policy Committee. As a result of the pending sale we have recorded a non-cash impairment charge of $6 million within other loss in our consolidated statement of income.

On June 25, 2014, we repurchased 0.5 million shares of the Company's common stock from the personal holdings of Mr. McGraw. The shares were purchased at a discount of 0.35% from the June 24, 2014 New York Stock Exchange closing price pursuant to a private transaction with Mr. McGraw. We repurchased these shares with cash for $41 million at an average price of $82.66 per share. This transaction was approved by the Nominating & Corporate Governance Committee of the Company's Board of Directors after consultation with members of the Financial Policy Committee.

In June of 2012, we entered into a new license agreement (the "License Agreement") with the holder of S&P Dow Jones Indices LLC noncontrolling interest, CME Group, which replaced the 2005 license agreement between S&P DJ Indices and CME Group. Under the terms of the License Agreement, S&P Dow Jones Indices LLC receives a share of the profits from the trading and clearing of CME Group's equity index products. During the three and six months ended June 30, 2014, S&P Dow Jones Indices LLC earned $13 million and $25 million, respectively, of revenue under the terms of the License Agreement. The entire amount of this revenue is included in our consolidated statement of income and the portion related to the 27% noncontrolling interest is removed in net income attributable to noncontrolling interests.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

The following Management's Discussion and Analysis (“MD&A”) provides a narrative of the results of operations and financial condition of McGraw Hill Financial, Inc. (together with its consolidated subsidiaries, "McGraw Hill Financial," the “Company,” “we,” “us” or “our”) for the three and six months ended June 30, 2014. The MD&A should be read in conjunction with the consolidated financial statements, accompanying notes and MD&A included in our Form 10-K for the year ended December 31, 2013 (our “Form 10-K”), which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The MD&A includes the following sections:

•	Overview

•	Results of Operations — Comparing the Three and Six Months Ended June 30, 2014 and 2013

•	Liquidity and Capital Resources

•	Reconciliation of Non-GAAP Financial Information

•	Critical Accounting Estimates

•	Recently Adopted Accounting Standards

•	Forward-Looking Statements

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

Key results for the periods ended June 30 are as follows:

(in millions, except per share amounts)	Three Months			Six Months
	2014	2013	% Change [1]	2014	2013	% Change [1]
Revenue	$1,346	$1,250	8%	$2,581	$2,431	6%
Operating profit [2]	$486	$436	12%	$916	$714	28%
Operating margin %	36%	35%		35%	29%
Diluted earnings per share from continuing operations	$1.06	$0.90	18%	$1.95	$1.43	36%

[1]	% changes in the tables throughout the MD&A are calculated off of the actual number, not the rounded number presented.

[2]
The three and six months ended June 30, 2013 include costs necessary to enable the separation of MHE and reduce our cost structure of $10 million and $54 million, respectively. The six months ended June 30, 2013 also includes pre-tax legal settlements of approximately $77 million.

S&P Ratings — Revenue and operating profit for the quarter increased 11% and 15%, respectively, and for the first six months increased 6% and 6%, respectively. Revenue growth in the quarter was driven by strong growth in high-yield and investment-grade corporate bond issuance in the U.S. and Europe and increases in bank loan ratings. The revenue increase in the first six months was primarily driven by growth in bank loan ratings, partially offset by declines in structured finance revenues and public finance revenues. Revenue growth in the quarter and first six months was also due to growth in non-transaction revenue primarily related to higher annual fees, increase ratings evaluation services ("RES") activity and increases at CRISIL related to both new and existing clients at Coalition. Revenue in the first six months was also favorably impacted by reductions to our estimated required sales allowances resulting from improved billing and collection trends. Operating profit increased compared to 2013 due to the increases in revenue, partially offset by increased legal costs, higher compensation costs and higher technology costs.

S&P Capital IQ — Revenue and operating profit for the quarter increased 7% and 10%, respectively, and for the first six months increased 6% and 8%, respectively. The revenue increase was primarily attributable to growth at the S&P Capital IQ Desktop and RatingsXpress® due to an increase in average contract values driven by new customer relationships and increases in existing accounts. Operating profit increased compared to 2013 primarily due to the increases in revenue, partially offset by increased compensation costs, higher data processing and technology costs, and increased occupancy costs. Operating profit was also favorably impacted by lower expenses resulting from the closure of several non-core businesses as well as a reduction in professional fees.

S&P DJ Indices — Revenue and operating profit for the quarter increased 8% and 6%, respectively, and for the first six months increased 13% and 23%, respectively. Revenue increased due to higher average levels of assets under management for exchange traded funds ("ETFs") and mutual funds. Additionally, a portion of the increase in the first six months related to a refinement of our revenue recognition for certain ETFs. Operating profit increased compared to 2013 primarily due to the increases in revenue and was also favorably impacted by the elimination of royalty obligations, partially offset by an increase in compensation costs and higher marketing costs. The collection of certain receivables that were previously written off also contributed to the increase in operating profit for the first six months of 2014.

C&C — Revenue and operating profit increased slightly for the quarter and for the first six months increased 4% and 12% respectively. The revenue increase was primarily driven by continued demand for Platts’ proprietary content as annualized contract values increased and increases at J.D. Power driven by strong demand in China and Singapore. Excluding the results of Aviation Week in 2013, operating profit increased compared to 2013 due to the increases in revenue, partially offset by additional headcount and other operating costs to support business growth at Platts.

We completed the sale of our McGraw-Hill Education business ("MHE") on March 22, 2013 and, accordingly, the results of operations of MHE have been reclassified to reflect the business as a discontinued operation for the three and six months ended June 30, 2013. See Note 2 — Acquisitions and Divestitures to the consolidated financial statements of this Form 10-Q for further discussion.

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

RESULTS OF OPERATIONS — COMPARING THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

Consolidated Review

(in millions)	Three Months			Six Months
	2014	2013	% Change	2014	2013	% Change

Revenue	$1,346	$1,250	8%	$2,581	$2,431	6%
Total Expenses:
Operating-related expenses	420	395	6%	831	769	8%
Selling and general expenses	397	384	3%	759	878	(14)%
Depreciation and amortization	34	35	(2)%	66	70	(5)%
Total expenses	851	814	5%	1,656	1,717	(4)%
Other loss	9	—	N/M	9	—	N/M
Operating profit	486	436	12%	916	714	28%
Interest expense, net	14	16	(10)%	28	31	(10)%
Provision for taxes on income	156	147	6%	298	236	26%
Income from continuing operations	316	273	16%	590	447	32%
Discontinued operations, net	—	4	N/M	—	585	N/M
Less: net income from continuing operations attributable to noncontrolling interests	(24)	(23)	3%	(50)	(44)	14%
Less: net loss from discontinued operations attributable to noncontrolling interests	—	—	N/M	—	1	N/M
Net income attributable to McGraw Hill Financial, Inc.	$292	$254	15%	$540	$989	(45)%
N/M - not meaningful

Revenue

The following table provides consolidated revenue information for the periods ended June 30:

(in millions)	Three Months			Six Months
	2014	2013	% Change	2014	2013	% Change
Subscription / Non-transaction revenue	$795	$743	7%	$1,570	$1,465	7%
Non-subscription / Transaction revenue	$551	$507	9%	$1,011	$966	5%

Domestic revenue	$794	$750	6%	$1,528	$1,461	4%
International revenue	$552	$500	10%	$1,053	$970	9%

Three Months

Revenue increased $96 million or 8% as compared to the second quarter of 2013. Subscription / non-transaction revenue increased primarily due to growth at S&P Capital IQ due to an increase in the average contract values driven by new customer relationships and increases in existing accounts, growth in non-issuance related revenue for corporate ratings primarily related to higher annual fees and increased RES activity, and continued demand for Platts’ proprietary content. Non-subscription / transaction revenue increased primarily due to strong growth in high-yield and investment-grade corporate bond issuance in the U.S. and Europe, increased bank loan ratings and higher assets under management for ETFs and mutual funds at S&P DJ Indices. See “Segment Review” below for further information.

Foreign exchange rates had a favorable impact of $5 million on revenue for the second quarter of 2014. This impact refers to constant currency comparisons estimated by recalculating current year results of foreign operations using the average exchange rate from the prior year.

Six Months

Revenue increased $150 million or 6% as compared to the first six months of 2013. Subscription / non-transaction revenue increased due to similar reasons as noted above. Non-subscription / transaction revenue increased primarily due to increased bank loan ratings and higher assets under management for ETFs and mutual funds at S&P DJ Indices. These increases were partially offset by lower structured finance revenues and public finance revenues.

Revenue was also favorably impacted by reductions to our estimated required sales allowances from improved billing and collection trends at S&P Ratings and a refinement in our revenue recognition for certain ETFs at S&P DJ Indices.

See “Segment Review” below for further information.

Foreign exchange rates had a favorable impact of $5 million on revenue for the first six months of 2014.

Total Expenses

The following tables provide an analysis by segment of our operating-related expenses and selling and general expenses for the periods ended June 30:

Three Months

(in millions)	2014		2013		% Change
	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses
S&P Ratings	$194	$152	$185	$135	4%	13%
S&P Capital IQ	139	101	129	96	7%	5%
S&P DJ Indices	23	26	19	24	20%	4%
C&C	84	90	81	89	3%	2%
Intersegment eliminations	(21)	—	(18)	—	(9)%	N/M
Total segments	419	369	396	344	6%	7%
Unallocated expense [1]	1	28	(1)	40	N/M	(30)%
Total	$420	$397	$395	$384	6%	3%
N/M - not meaningful

[1]	2013 includes $10 million in costs necessary to enable the separation of MHE and reduce our cost structure.

Operating-Related Expenses

Operating-related expenses increased $25 million or 6% as compared to the second quarter of 2013, primarily driven by increases at S&P Capital IQ of $10 million or 7%, S&P Ratings of $9 million or 4% and S&P DJ Indices of $4 million or 20%. These increases were primarily attributable to increased compensation costs and higher technology costs.

Intersegment eliminations primarily relate to a royalty charged to S&P Capital IQ for the rights to use and distribute content and data developed by S&P Ratings.

Selling and General Expenses

Selling and general expenses in the three months ended June 30, 2013 were impacted by $10 million in costs necessary to enable the separation of MHE and reduce our cost structure. Excluding this amount, selling and general expenses increased $23 million or 6% as compared to the second quarter of 2013. This was primarily driven by increases at S&P Ratings of $17 million or 13% primarily due to higher legal costs, an increase in compensation costs and higher technology costs; and S&P Capital IQ of $5 million or 5%, primarily driven by an increase in compensation costs and higher technology costs.

Depreciation and Amortization

Depreciation and amortization decreased as compared to the second quarter of 2013, primarily due to an intangible asset that was fully amortized in 2013.

Six Months

(in millions)	2014		2013		% Change
	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses
S&P Ratings	$388	$276	$362	$258	7%	7%
S&P Capital IQ	279	197	250	202	12%	(3)%
S&P DJ Indices	45	47	36	57	22%	(17)%
C&C	162	181	160	181	1%	—%
Intersegment eliminations	(43)	—	(39)	—	(11)%	N/M
Total segments	831	701	769	698	8%	—%
Unallocated expense [1]	—	58	—	180	N/M	(68)%
Total	$831	$759	$769	$878	8%	(14)%
N/M - not meaningful

[1]	2013 includes $54 million in costs necessary to enable the separation of MHE and reduce our cost structure and approximately $77 million for pre-tax legal settlements.

Operating-Related Expenses

Operating-related expenses increased $62 million or 8% as compared to the first six months of 2013, primarily driven by increases at S&P Capital IQ of $29 million or 12%, S&P Ratings of $26 million or 7% and S&P DJ Indices of $9 million or 22%. These increases were primarily attributable to higher compensation costs.

Intersegment eliminations primarily relate to a royalty charged to S&P Capital IQ for the rights to use and distribute content and data developed by S&P Ratings.

Selling and General Expenses

Selling and general expenses in the six months ended June 30, 2013 were impacted by $54 million in costs necessary to enable the separation of MHE and reduce our cost structure and approximately $77 million for pre-tax legal settlements. Excluding these amounts, selling and general expenses increased $12 million or 2% as compared to the first six months of 2013. This was primarily driven by increases at S&P Ratings of $18 million or 7% due to an increase in compensation costs, higher legal costs and an increase in technology costs. These increases were partially offset by decreases at S&P DJ Indices of $10 million or 17%, primarily related to a reduction in professional fees and the collection of certain receivables that were previously written off; and S&P Capital IQ of $5 million or 3%, primarily driven by a reduction in professional fees.

Depreciation and Amortization
Depreciation and amortization decreased as compared to the first six months of 2013, primarily due to the sale of equipment in the first quarter of 2013, asset write offs in 2013 as we consolidated office locations and an intangible asset that became fully amortized in 2013.

Other Loss
During the three months ended June 30, 2014, we completed the following transactions that resulted in a pre-tax loss of $9 million:

•
On July 2, 2014, we entered into an aircraft purchase agreement with Harold W. McGraw III, Chairman of the Company's Board of Directors and former President and CEO of the Company ("Mr. McGraw"). The purchase price for the Company's aircraft is $20 million, which is modestly higher than the independent appraisal obtained, and Mr. McGraw’s purchase is subject to customary closing conditions. This transaction was approved by the Nominating & Corporate Governance Committee of the Company's Board of Directors after consultation with members of the Financial Policy Committee. As a result of the pending sale we have recorded a non-cash impairment charge of $6 million within other loss in our consolidated statement of income.

•
On June 30, 2014, we completed the sale of our data center to Quality Technology Services, LLC (“QTS”) which owns, operates, and manages data centers. Proceeds from the sale were $58 million which are recorded within other current assets in the consolidated balance sheet due to timing of the receipt of payment. The sale includes all of the facilities and equipment on the south campus of our East Windsor, New Jersey location, inclusive of the rights and obligations associated with an adjoining solar power field. The sale resulted in an expense of $3 million recorded within other loss in our consolidated statement of income, which is in addition to the non-cash impairment charge we recorded in the fourth quarter of 2013.

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
As part of our transformation to McGraw Hill Financial, a comprehensive review of our accounting and reporting practices and policies was undertaken. As a result, beginning on January 1, 2014, all shared operating services have been fully allocated to the segments utilizing a methodology that more closely aligns with each segment's usage of these services. The costs that remain in unallocated expense primarily relate to corporate center functions. The updated methodology is reflected in the segment results for the three and six months ended June 30, 2014 and accordingly, the segment results for the prior year comparative periods have been reclassified to conform with the new presentation.

The tables below reconcile segment operating profit to total operating profit for the periods ended June 30:

Three Months

(in millions)	2014	2013	% Change
S&P Ratings	$308	$268	15%
S&P Capital IQ	54	49	10%
S&P DJ Indices	82	77	6%
C&C	83	83	—%
Total segment operating profit	527	477	10%
Unallocated expense [1]	(41)	(41)	(1)%
Total operating profit	$486	$436	12%
1 2013 includes $10 million in costs necessary to enable the separation of MHE and reduce our cost structure.

Segment Operating Profit — Increased $50 million or 10% in the quarter as compared to the second quarter of 2013. Segment operating profit margins were 39% and 38% for the second quarter of 2014 and 2013, respectively. Strong revenue growth at S&P Ratings, S&P Capital IQ and S&P DJ Indices during the quarter were the primary drivers for the increase. See “Segment Review” below for further information.

Unallocated Expense — These expenses, included in selling and general expenses, mainly include costs for corporate center functions, select initiatives and unoccupied office space. Unallocated expense during the three months ended June 30, 2013 includes $10 million in costs necessary to enable the separation of MHE. Excluding these costs, unallocated expense in the quarter increased by $10 million or 31% as compared to the second quarter of 2013, primarily due the impact of a $9 million pre-tax loss recorded in the quarter as discussed previously and an increase in unoccupied office space. See "Other Loss" above for further discussion.

Foreign exchange rates had an unfavorable impact of $2 million on operating profit for the second quarter of 2014. This impact refers to constant currency comparisons and the remeasurement of monetary assets and liabilities. Constant currency impacts are estimated by re-calculating current year results of foreign operations using the average exchange rate from the prior year. Remeasurement impacts are based on the variance between current-year and prior-year foreign exchange rate fluctuations on assets and liabilities denominated in currencies other than the individual businesses functional currency.

Six Months

(in millions)	2014	2013	% Change
S&P Ratings	$548	$517	6%
S&P Capital IQ	107	99	8%
S&P DJ Indices	174	141	23%
C&C	159	143	12%
Total segment operating profit	988	900	10%
Unallocated expense [1]	(72)	(186)	(61)%
Total operating profit	$916	$714	28%
1 2013 includes $54 million in costs necessary to enable the separation of MHE and reduce our cost structure and approximately $77 million for pre-tax legal settlements.

Segment Operating Profit — Increased $88 million or 10% in the first six months of 2014 as compared to the first six months of 2013. Segment operating profit margins were 38% and 37% for the first six months of 2014 and 2013, respectively. Strong revenue growth at S&P Ratings, S&P Capital IQ, S&P DJ Indices and strong demand for Platts’ proprietary content and growth at J.D. Power during the first six months of 2014 were the drivers for the increase. See “Segment Review” below for further information.

Unallocated Expense — Unallocated expense during the six months ended June 30, 2013 includes $54 million in costs necessary to enable the separation of MHE and reduce our cost structure and approximately $77 million for pre-tax legal settlements. Excluding these costs, unallocated expense in the first six months of 2014 increased by $17 million or 29% as compared to the first six months of 2013, primarily due to the reasons discussed above for the quarter and higher professional fees.

Foreign exchange rates had an unfavorable impact of $1 million on operating profit for the first six months of 2014.

Interest Expense, net

Net interest expense decreased 10% as compared to the second quarter and first six months of 2013, primarily as a result of a reduction in the lease term of an operating lease related to our sale-leaseback transaction with Rock-McGraw, Inc. See Note 11 — Commitments and Contingencies to the consolidated financial statements of this Form 10-Q for further discussion.

Provision for Income Taxes

The effective income tax rate for continuing operations was 33.1% and 33.5% for the three and six months ended June 30, 2014, respectively, and 35.0% and 34.5% for the three and six months ended June 30, 2013, respectively. The reduction in the effective income tax rate during the three and six months ended June 30, 2014 was primarily related to an additional benefit for the Domestic Production Activities Deduction partially offset by an increase in income in higher tax rate jurisdictions.

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

The following table provides revenue and segment operating profit information for the periods ended June 30:

(in millions)	Three Months			Six Months
	2014	2013	% Change	2014	2013	% Change
Revenue:
Transaction	$327	$287	14%	$572	$551	4%
Non-transaction	337	312	8%	661	610	8%
Total revenue	$664	$599	11%	$1,233	$1,161	6%
% of total revenue:
Transaction	49%	48%		46%	47%
Non-transaction	51%	52%		54%	53%

Domestic revenue	$356	$323	10%	$661	$637	4%
International revenue	$308	$276	12%	$572	$524	9%

Operating profit	$308	$268	15%	$548	$517	6%
Operating margin %	46%	45%		44%	45%

Foreign exchange rates had a favorable impact on revenue of $5 million for the second quarter and first six months of 2014, and a favorable impact on operating profit of $2 million and $4 million for the second quarter and first six months of 2014, respectively.

Revenue

Three Months

Transaction revenue increased compared to the second quarter of 2013 driven by strong growth in high-yield and investment-grade corporate bond issuance in the U.S. and Europe. Growth in issuance volumes was driven by strong demand, particularly for high-yield transactions due to the low interest rate environment. Additionally, transaction revenue was favorably impacted by growth in bank loan ratings as the bank loan market also benefited from low interest rates and strength in the collateral loan obligation ("CLO") market. Comparisons in the quarter were also favorably impacted by the market slowdown in the latter part of June 2013 subsequent to the Federal Open Market Committee meeting.

Non-transaction revenue increased due to growth in annual fees. Annual fees include surveillance fees and other customer relationship-based fees. Increases at CRISIL related to sales to both new and existing clients at Coalition also contributed to the growth in non-transaction revenue. Additionally, non-transaction revenue was favorably impacted by increased RES activity with growth driven by M&A and new rating engagements. Non-transaction revenue includes an intersegment royalty charged to S&P Capital IQ for the rights to use and distribute content and data developed by S&P Ratings. Royalty revenue for the second quarter of 2014 and 2013 was $19 million and $18 million, respectively.

Six Months

Transaction revenue increased compared to the first six months of 2013 primarily driven by growth in bank loan ratings, partially offset by declines in structured finance and public finance revenues. Structured finance revenues were unfavorably impacted by decreased issuance of U.S. CLO's in the first quarter of 2014 and decreased issuance of commercial mortgage-backed securities ("CMBS") in the first half of the year. CLO issuance volume increased in the second quarter of 2014 compared to the same period in 2013 reaching the highest quarterly volume since 2007. U.S. public finance issuance continues to be challenged by market conditions.

Non-transaction revenue increased for the reasons noted above for the quarter.

Revenue in the first six months of 2014 was also impacted by reductions in our estimated required sales allowances resulting from improved billing and collection trends.

Operating Profit

Operating profit increased compared to the second quarter and first six months of 2013 primarily due to the increase in revenue discussed above and a favorable impact of foreign exchange rates, partially offset by increased legal costs primarily driven by increased litigation activity including the Department of Justice case, increased compensation costs related to higher incentive costs and additional headcount, and higher technology costs. Additionally, favorably impacting operating profit in the first six months of 2014 was the collection of certain receivables that were previously written-off.

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

	Second Quarter Compared to Prior Year		Year-to-Date Compared to Prior Year
Corporate Issuance	U.S.	Europe	U.S.	Europe
High-yield issuance	8%	109%	(16)%	68%
Investment-grade	14%	31%	12%	17%
Total new issue dollars — corporate issuance	12%	44%	4%	24%

•
Corporate issuance in the U.S. was up for the quarter and first six months of 2014. The increase in the quarter was driven by growth in both high-yield and investment-grade debt issuance. The year-to-date decrease in high-yield debt issuance reflects weakness in the first quarter of 2014. Comparisons to the prior year periods benefited from the market slowdown in the latter part of June 2013 subsequent to the Federal Open Market Committee meeting.

•
Corporate issuance in Europe increased for the quarter and first six months of 2014 primarily driven by strong high-yield debt issuance reflecting issuers taking advantage of improving economic conditions and continued search for yield.

	Second Quarter Compared to Prior Year		Year-to-Date Compared to Prior Year
Structured Finance	U.S.	Europe	U.S.	Europe
Asset-backed securities (“ABS”)	36%	107%	24%	32%
Collateralized debt obligations (“CDO”)	161%	205%	38%	110%
Commercial mortgage-backed securities (“CMBS”)	(4)%	(100)%	(6)%	(97)%
Residential mortgage-backed securities (“RMBS”)	(17)%	85%	(23)%	84%
Covered bonds	**	(15)%	**	(8)%
Total new issue dollars — structured finance	45%	13%	17%	4%

**	Represents no activity in 2014 and 2013.

•
ABS issuance in the U.S. was up for both the quarter and year-to-date due to an increase in autos and credit card activity, partially offset by a decline in student loan volume. Autos experienced the strongest quarterly volume since 2008 and credit cards had the strongest quarter since 2009. Increased auto activity was driven by a mix of prime and subprime loan lending and growth in auto leases. Credit card activity was up as consumer borrowing continued to expand and favorable spreads encouraged banks to tap into securitization for alternate funding. Student loan activity continued to be unfavorably impacted by a lower level of Federal Family Education Loan Program ("FFELP") refinancing and a smaller volume of private market deals. ABS issuance in Europe was also up in the quarter and year-to-date driven by favorable spreads and investors looking for diversification.

•
Issuance was up in the U.S. CDO market for both the quarter and year-to-date. CLO issuance reached the highest quarterly volume since 2007 as favorable interest rates continued to drive solid corporate loan activity and also provided incentives to refinance legacy transactions. European CDO issuance was also up for both the quarter and year-to-date, although from a low 2013 base.

•
CMBS issuance was down slightly in the U.S. for the quarter and year-to-date with the mix of transactions during the quarter shifting towards a higher proportion of large loan/single borrower deals than the previous quarter, partially driven by tighter spreads. European CMBS issuance was also down for the quarter and year-to-date reflecting no activity for the quarter.

•
RMBS volume was down in the U.S. for both the quarter and year-to-date partially driven by a lower volume of prime deals resulting from unfavorable economics of the transactions, accompanied by a decrease in Servicer Advance activity. European RMBS volume was up for both the quarter and year-to-date driven by improving economic conditions and forward-looking optimism in the U.K. after the first U.K. master trust transaction in over a year was issued in the first quarter of 2014.

•
Covered bond issuance (which are debt securities backed by mortgages or other high-quality assets that remain on the issuer's balance sheet) in Europe was down reflecting the impact of the European Central Bank's Long Term Refinancing Offering, the drive for banks to increase deposit funding and the impact of lower mortgage production in many jurisdictions — all collectively reducing funding needs.

S&P Capital IQ

S&P Capital IQ's portfolio of capabilities are designed to help the financial community track performance, generate better investment returns (alpha), identify new trading and investment ideas, perform risk analysis, and develop mitigation strategies.

S&P Capital IQ includes the following business lines:

•
S&P Capital IQ Desktop & Enterprise Solutions — a product suite that provides data, analytics and third-party research for global finance professionals, which includes the S&P Capital IQ Desktop and integrated bulk data feeds that can be customized, which include QuantHouse, S&P Securities Evaluations, CUSIP and Compustat;

•
S&P Credit Solutions — commercial arm that sells Standard & Poor's Ratings Services' credit ratings and related data, analytics and research, which includes subscription-based offerings, RatingsDirect® and RatingsXpress®; and

•
S&P Capital IQ Markets Intelligence — a comprehensive source of market research for financial professionals, which includes Global Markets Intelligence, Leveraged Commentary & Data and Equity Research Services.

The following table provides revenue and segment operating profit information for the periods ended June 30:

(in millions)	Three Months			Six Months
	2014	2013	% Change	2014	2013	% Change
Revenue:
Subscription revenue	$278	$260	7%	$552	$520	6%
Non-subscription revenue	29	27	9%	56	55	3%
Total revenue	$307	$287	7%	$608	$575	6%

Domestic revenue	$201	$190	6%	$400	$380	5%
International revenue	$106	$97	9%	$208	$195	6%

Operating profit	$54	$49	10%	$107	$99	8%
Operating margin %	18%	17%		18%	17%

Foreign exchange rates had a favorable impact of $1 million on revenue and immaterial impact on operating profit for the second quarter and first six months of 2014.

Revenue

Three Months

Revenue grew compared to the second quarter of 2013 primarily due to growth from the S&P Capital IQ Desktop and RatingsXpress®, driven by increases in average contract values for both products from the comparable prior year period. This was partially offset by an unfavorable impact related to the closure of several non-core businesses.

Growth in the average contract value of the S&P Capital IQ Desktop was driven by new customer relationships and increases for existing accounts primarily within the corporate and investment management client market segments. The number of users on the S&P Capital IQ Desktop grew over the second quarter of 2013, however, continued headcount reductions in the financial services industry have tempered growth. Increases for existing accounts continued to be driven by bundled solution offerings integrated within the S&P Capital IQ Desktop, new datasets and expanded coverage of existing datasets combined with improved functionality of the S&P Capital IQ Desktop.

Both domestic and international revenue increased over the second quarter of 2013. International revenue increased 9% over the second quarter of 2013 and represented 35% of S&P Capital IQ's total revenue. International revenue growth in the quarter was primarily driven by sales growth of the S&P Capital IQ Desktop in Europe and Asia, partially offset by our decision to close certain businesses and products within S&P Capital IQ Markets Intelligence.

The subscription base for RatingsXpress® is growing due to new client relationships and expanded relationships within existing accounts as the number of customers has increased 5% in the second quarter of 2014 as compared to the second quarter of 2013. RatingsXpress® continues to benefit from improvements made to the speed and timeliness through delivery on the Xpressfeed platform. In the second quarter of 2014, S&P Capital IQ released Moody's Credit Ratings on the Xpressfeed platform alongside S&P Ratings data allowing clients to perform broader counterparty risk analysis. Additionally, RatingsXpress® continues to benefit from increased compliance requirements which have created a greater need for alternative risk tools. RatingsDirect® also had revenue growth in the quarter as increased contract values were driven by the sale of bundled packages including the S&P Capital IQ Desktop.

Six Months

Revenue grew compared to the first six months of 2013 due to the factors noted above for the quarter.

Operating Profit

Operating profit increased as compared to the second quarter and first six months of 2013 due to the increase in revenue as discussed above combined with expense savings from the closure of several non-core businesses as well as a reduction in professional fees. Partially offsetting the increases to operating profit were increased compensation costs due to higher incentive costs and additional headcount in developing regions, higher technology costs and increased occupancy costs driven by higher rental rates. Additionally, the increase in the first six months of 2014 was partially offset by higher data processing costs.

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
S&P DJ Indices generates subscription revenue but primarily derives revenue from non-subscription products based on the S&P and Dow Jones Indices. Specifically, S&P DJ Indices generate revenue from the following sources:

•	Investment vehicles — such as exchange traded funds (“ETFs”), which are based on the S&P and Dow Jones Indices and generate revenue through fees based on assets and underlying funds;

•	Listed derivatives — which generate royalties based on trading volumes of derivatives contracts listed on various exchanges;

•	Index-related licensing fees — which are either fixed or variable annual and per-issue fees for over-the-counter derivatives and retail-structured products; and

•	Data subscriptions — which support index fund management, portfolio analytics and research.

The following table provides revenue and segment operating profit information for the periods ended June 30:

(in millions)	Three Months			Six Months
	2014	2013	% Change	2014	2013	% Change
Revenue:
Subscription revenue	$28	$26	8%	$54	$51	5%
Non-subscription revenue	105	97	8%	215	187	15%
Total revenue	$133	$123	8%	$269	$238	13%

Domestic revenue	$105	$99	7%	$213	$187	14%
International revenue	$28	$24	13%	$56	$51	11%

Operating profit	$82	$77	6%	$174	$141	23%
Less: net operating profit attributable to noncontrolling interests	22	20		46	38
Net operating profit	$60	$57	5%	$128	$103	24%
Operating margin %	62%	63%		65%	59%
Net operating margin %	45%	46%		48%	43%

Foreign exchange rates had an immaterial impact on revenue for the second quarter and first six months of 2014 and an unfavorable impact of $1 million on operating profit for the second quarter and first six months of 2014.

Revenue

Three Months

Revenue at S&P DJ Indices increased 8% compared to the second quarter of 2013, primarily driven by higher average levels of assets under management ("AUM") for ETFs and mutual funds, partially offset by lower volumes for exchange-traded derivatives. Lower over-the-counter derivative trading volumes also unfavorably impacted revenues in the second quarter of 2014 and will continue to be unfavorably impacted for the remainder of 2014 by the expiration of a licensing arrangement for commodities indices in June of 2014.

16 new ETFs were launched during the second quarter of 2014. AUM for ETFs rose 32% to $719 billion in the second quarter of 2014 from $546 billion in the second quarter of 2013. AUM for the second quarter of 2014 were 8% higher than the record amount set in the fourth quarter of 2013 and S&P DJ Indices continues to be the leading index provider for the ETF market with assets representing 29% of global ETF assets.

Six Months

Revenue at S&P DJ Indices increased 13% compared to the first six months of 2013 due to the factors noted above for the quarter. Additionally, a portion of the increase in the first six months of 2014 related to a refinement of our revenue recognition for certain products. The primary example was for a subset of ETF licenses as we are able to extract and validate data to calculate estimates of AUM information for a broader population of funds. Historically, this revenue was recorded when activity was self-reported by customers.

Operating Profit

Operating profit grew compared to the second quarter and first six months of 2013 due to the increase in revenue as discussed above and the elimination of royalty obligations. The elimination of royalty obligations related to the purchase of intellectual property rights to a range of commodities indices developed by Goldman Sachs, as well as a limited-use license to promote the commodities indices using Goldman Sachs Commodity Index trademarks in the fourth quarter of 2013 and the acquisition of the intellectual property of a family of Broad Market Indices (“BMI”) from Citigroup Global Markets Inc. in the first quarter of 2014. These increases were partially offset by an increase in compensation costs and higher marketing costs. Additionally, the increase in the first six months of 2014 was favorably impacted by the collection of certain receivables that were previously written off.

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

As of August 1, 2013, we completed the sale of Aviation Week and the results have been included in C&C's results through that date.

The following table provides revenue and segment operating profit information for the periods ended June 30:

(in millions)	Three Months			Six Months
	2014	2013	% Change	2014	2013	% Change
Revenue:
Commodities	$149	$137	9%	$297	$267	11%
Commercial	114	122	(7)%	217	229	(5)%
Total revenue	$263	$259	1%	$514	$496	4%

Subscription revenue	$173	$163	6%	$346	$323	7%
Non-subscription revenue	$90	$96	(6)%	$168	$173	(3)%

Domestic revenue	$143	$147	(3)%	$277	$278	—%
International revenue	$120	$112	7%	$237	$218	9%

Operating profit	$83	$83	—%	$159	$143	12%
Operating margin %	32%	32%		31%	29%

Foreign exchange rates had an immaterial impact on revenue for the second quarter and an unfavorable impact of $1 million on revenue for the first six months of 2014 and an unfavorable impact of $2 million and $4 million on operating profit for the second quarter and first six months of 2014, respectively.

Revenue

Three Months

Revenue at C&C increased compared to the second quarter of 2013 due to continued demand for Platts’ proprietary content as Platts’ revenue grew by 9% with growth across all regions. This growth was mainly driven by strength in Platts’ market data and price assessment products across all commodity sectors, led by petroleum. While petroleum is still the biggest driver, the revenue mix continues to become more diversified as other sectors showed positive growth including petrochemicals, natural gas, coal, metals and agriculture. Platts represents 57% of total C&C revenue.

Excluding the impact of Aviation Week, commercial markets revenue increased 7% compared to the second quarter of 2013 primarily due to growth at J.D. Power. Increases at J.D. Power were driven by strong demand in China for syndicated and proprietary engagements and in Singapore for auto consulting engagements. Growth in the U.S. Power Information Network® ("PIN") also contributed to the revenue increase in the quarter. PIN provides real-time automotive information and decision-support tools based on the collection and analysis of daily new- and used-vehicle retail transaction data from thousands of automotive franchises. International revenue at J.D. Power increased 14% in the second quarter of 2014 compared to the second quarter of 2013. The Asia-Pacific region represents approximately 30% of J.D. Power's total revenue.

Six Months

In the first six months of 2014, the C&C revenue increase was primarily driven by Platt's and J.D. Power for the reasons noted above for the quarter.

Operating Profit

Excluding the results for Aviation Week in 2013, operating profit increased compared to the second quarter and first six months of 2013 due to higher revenue at Platts and J.D. Power as noted above. Partially offsetting the increases at Platts were additional headcount costs, merit increases, other operating costs to support business growth, additional consulting fees and an unfavorable impact of foreign exchange rates.

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

Cash Flow Overview

Cash and equivalents were $1,617 million as of June 30, 2014, an increase of $75 million from December 31, 2013, and consisted of approximately 40% of domestic cash and approximately 60% of cash held abroad. Typically, cash held outside the U.S. is anticipated to be utilized to fund international operations or to be reinvested outside of the U.S., as a significant portion of our opportunities for growth in the coming years is expected to be abroad. In the event funds from international operations are needed to fund operations in the U.S., we would be required to accrue for and pay taxes in the U.S. to repatriate these funds.

The following table provides cash flow information for the six months ended June 30, 2014:

(in millions)	2014	2013	% Change
Net cash (used for) provided by:
Operating activities from continuing operations	$459	$226	N/M
Investing activities from continuing operations	$(52)	$(43)	21%
Financing activities from continuing operations	$(351)	$(1,044)	(66)%
N/M - not meaningful

In the first six months of 2014, free cash flow increased to $392 million compared to $145 million in the first six months of 2013, an increase of $247 million. The increase is primarily due to the increase in cash provided by operating activities as discussed below. Free cash flow is a non-GAAP financial measure and reflects our cash flow provided by operating activities less capital expenditures and dividends and other payments paid to noncontrolling interests. Capital expenditures include purchases of property and equipment and additions to technology projects. See “Reconciliation of Non-GAAP Financial Information” below for a reconciliation of cash flow provided by operating activities, the most directly comparable U.S. GAAP financial measure, to free cash flow.

Operating activities

Cash provided by operating activities was $459 million for the first six months of 2014 compared to cash provided by operating activities of $226 million for the first six months of 2013, an increase of $233 million. The increase is mainly due to a tax refund received in the first quarter of 2014 related to an overpayment in 2013 and the timing of our estimated tax payment which was made in the first quarter of 2013 as compared to the fourth quarter of 2012. These increases were partially offset by higher incentive payments in 2014. Additionally, proceeds of $58 million from the sale of our data center to QTS are recorded within other current assets in the consolidated balance sheet due to timing of the receipt of payment.

Investing activities

Our cash outflows from investing activities are primarily for acquisitions and capital expenditures, while cash inflows are primarily proceeds from dispositions.

Cash used for investing activities increased $9 million to $52 million for the first six months of 2014, primarily due to cash paid for acquisitions in 2014. Refer to Note 2 — Acquisitions and Divestitures to our unaudited consolidated financial statements for further information.

Financing activities

Our cash outflows from financing activities consist primarily of share repurchases, dividends to shareholders and repayments of short-term debt, while cash inflows are primarily proceeds from the exercise of stock options.

Cash used for financing activities was $351 million in the first six months of 2014 as compared to $1,044 million in the first six months of 2013. This decrease is primarily attributable to an decrease in cash used for share repurchases and the repayment of short-term debt that occurred in the first quarter of 2013.

During the first six months of 2014, we used cash to repurchase 4.6 million shares for $362 million at an average price paid per share of $79.02, excluding commissions. Included in the repurchase were 0.5 million shares of the Company's common stock from the personal holdings of Harold W. McGraw III, Chairman of the Company's Board of Directors and former President and CEO of the Company ("Mr. McGraw") The shares were purchased at a discount of 0.35% from the June 24, 2014 New York Stock Exchange closing price pursuant to a private transaction with Mr. McGraw. We repurchased these shares with cash for $41 million at an average price of $82.66 per share. This transaction was approved by the Nominating & Corporate Governance Committee of the Company's Board of Directors after consultation with members of the Financial Policy Committee.

Additional Financing

Currently, we have the ability to borrow a total of $1.0 billion through our commercial paper program, which is supported by our $1.0 billion four-year credit agreement (our “credit facility”) that we entered into in June of 2013. This credit facility will terminate on June 19, 2017. As of June 30, 2014 and December 31, 2013, we had no outstanding commercial paper.

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

(in millions)	2014	2013
Cash provided by operating activities from continuing operations	$459	$226
Capital expenditures	(37)	(43)
Dividends and other payments paid to noncontrolling interests	(30)	(38)
Free cash flow	$392	$145

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

RECENT ACCOUNTING STANDARDS

In May of 2014, the Financial Accounting Standards Board (“FASB”) and the International Accounting Standards Board (“IASB”) issued jointly a converged standard on the recognition of revenue from contracts with customers which is intended to improve the financial reporting of revenue and comparability of the top line in financial statements globally. The core principle of the new standard is for the recognition of revenue to depict the transfer of goods or services to customers in amounts that reflect the payment to which the company expects to be entitled in exchange for those goods or services. The new standard will also result in enhanced revenue disclosures, provide guidance for transactions that were not previously addressed comprehensively and improve guidance for multiple-element arrangements. The amendments are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. We are currently in the process of assessing the impact the adoption of this guidance will have on our consolidated financial statements.

In April of 2014, the FASB issued final guidance that raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. The guidance is intended to reduce the frequency of disposals reported as discontinued operations by focusing on strategic shifts that have or will have a major effect on an entity’s operations and financial results. In addition, the guidance permits companies to have continuing cash flows and significant continuing involvement with the disposed component. The FASB’s amended guidance is effective for our annual reporting period beginning January 1, 2015, however, early adoption is permitted. We do not expect the adoption of the guidance to have a significant impact on our consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in our exposure to market risk during the six months ended June 30, 2014 from those disclosed in our Form 10-K for the year ended December 31, 2013.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed with the U.S. Securities and Exchange Commission (the “SEC”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure.

As of June 30, 2014, an evaluation was performed under the supervision and with the participation of management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the U.S. Securities Exchange Act of 1934). Based on that evaluation, management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2014.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings

The following amends the disclosure in Note 12 — Commitments and Contingencies to the consolidated financial statements of our Form 10-K for the year ended December 31, 2013 (our “Form 10-K”).

•
In connection with the numerous actions brought against the Company and Standard & Poor's Financial Services LLC subsidiary ("S&P LLC") by the attorneys general of various states and the District of Columbia, the Company and S&P LLC had removed most of the actions to federal court and obtained an order consolidating the cases before the United States District Court for the Southern District of New York. The states moved to have the cases remanded to state court. Those motions to remand were granted on June 3, 2014; the cases are now proceeding in their respective state courts. Discovery in these cases is ongoing.

•
In connection with the Parmalat civil proceedings, the Court of Appeals of Milan issued an Order on July 2, 2014, reopening the proceedings to allow the parties to submit additional pleadings. Submissions are due no later than October 9, 2014 and a hearing has been scheduled for October 29, 2014.

•
On July 22, 2014, the Company  received a “Wells Notice” from the Staff of the U.S. Securities and Exchange Commission (the “SEC”) stating that the Staff has made a preliminary determination to recommend that the SEC institute an enforcement action against Standard & Poor’s Ratings Services (“S&P Ratings”), alleging violations of federal securities laws with respect to S&P Rating’s ratings of six commercial mortgage backed securities transactions issued in 2011, and public disclosure made by S&P Ratings regarding those ratings thereafter. In connection with the contemplated action, the Staff may recommend that the SEC seek remedies that include a cease-and-desist order, disgorgement, pre-judgment interest, civil money penalties, and remedial sanctions such as revocation or suspension of S&P Rating's NRSRO registration. The Wells Notice is neither a formal allegation nor a finding of wrongdoing. It allows S&P Ratings the opportunity to provide its perspective and to address the issues raised by the Staff before any decision is made by the SEC on whether to authorize the commencement of an enforcement proceeding. S&P Ratings has been cooperating with the SEC in this matter and intends to continue to do so.

There were no other amendments to the disclosures in Note 12 — Commitments and Contingencies to the consolidated financial statements of our Form 10-K, including to the disclosure of the Department of Justice's civil complaint filed on February 4, 2013 in the United States District Court for the Central District of California against the Company and S&P LLC alleging violations of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 regarding Standard & Poor's Rating Services ratings in 2004 - 2007 of certain U.S. collateralized debt obligations and Standard & Poor's Ratings Services models for certain structured finance products.

We believe that the claims asserted and/or contemplated in the proceedings described in Note 12 — Commitments and Contingencies to the consolidated financial statements of our Form 10-K, and amended above, have no basis and they will be vigorously defended by the Company and/or the subsidiaries involved.

In view of the inherent difficulty of predicting the outcome of legal matters, particularly where the claimants seek very large or indeterminate damages, or where the cases present novel legal theories, involve a large number of parties or are in early stages of discovery, we cannot state with confidence what the eventual outcome of the pending matters described in Note 12 — Commitments and Contingencies to the consolidated financial statements of our Form 10-K, and amended above, will be, what the timing of the ultimate resolution of these matters will be or what the eventual loss, fines, penalties or impact related to each pending matter may be. We believe, based on our current knowledge, the outcome of the legal actions, proceedings and investigations currently pending should not have a material, adverse effect on our consolidated financial statements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On December 4, 2013, the Board of Directors approved a new stock repurchase program authorizing the purchase of up to 50 million shares, which was approximately 18% of the company's outstanding shares at that time. During the second quarter of 2014, we repurchased 2.2 million shares and, as of June 30, 2014, 45.6 million shares remained under our current repurchase program.

Repurchased shares may be used for general corporate purposes, including the issuance of shares for stock compensation plans and to offset the dilutive effect of the exercise of employee stock options. Our current repurchase program has no expiration date and purchases under this program may be made from time to time on the open market and in private transactions, depending on market conditions.

The following table provides information on our purchases of our outstanding common stock during the second quarter of 2014 pursuant to our current repurchase program (column c). In addition to these purchases, the number of shares in column (a) include: 1) shares of common stock that are tendered to us to satisfy our employees’ tax withholding obligations in connection with the vesting of awards of restricted shares (we repurchase such shares based on their fair market value on the vesting date), and 2) our shares deemed surrendered to us to pay the exercise price and to satisfy our employees’ tax withholding obligations in connection with the exercise of employee stock options. There were no other share repurchases during the quarter outside the repurchases noted below.

(amounts in millions, except per share price)

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs	(d) Maximum Number of Shares that may yet be Purchased Under the Programs
Apr. 1 — Apr. 30, 2014	—	$77.81	—	47.8
May 1 — May 31, 2014	1.5	78.05	1.5	46.3
Jun. 1 — Jun. 30, 2014 [1]	0.7	82.80	0.7	45.6
Total — Qtr	2.2	$79.65	2.2	45.6

[1]
On June 25, 2014, we repurchased 0.5 million shares of the Company's common stock from the personal holdings of Harold W. McGraw III, Chairman of the Company's Board of Directors and former President and CEO of the Company, at a discount of 0.35% from the June 24, 2014 New York Stock Exchange closing price. See Note 7 — Equity and Note 13 — Related Party Transactions to our unaudited Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further discussion.

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

McGraw Hill Financial, Inc.
Registrant

Date:	July 29, 2014	By:	/s/ Jack F. Callahan, Jr.
Jack F. Callahan, Jr.
Executive Vice President and Chief Financial Officer

Date:	July 29, 2014	By:	/s/ Kenneth M. Vittor
Kenneth M. Vittor
Executive Vice President and General Counsel

Date:	July 29, 2014	By:	/s/ Emmanuel N. Korakis
Emmanuel N. Korakis
Senior Vice President and Corporate Controller