Form 10-Q
period 2014-09-30
MCGRAW HILL FINANCIAL INC
filed 2014-10-29
CIK 64040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Shares Outstanding	Date
Common stock (par value $1.00 per share)	271.5 million	October 17, 2014

McGraw Hill Financial, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of McGraw Hill Financial, Inc.

We have reviewed the consolidated balance sheet of McGraw Hill Financial, Inc. as of September 30, 2014, the related consolidated statements of income and consolidated statements of comprehensive income for the three-month and nine-month periods ended September 30, 2014 and 2013, the related consolidated statements of cash flows for the nine-month periods ended September 30, 2014 and 2013, and the related consolidated statement of equity for the nine-month period ended September 30, 2014. These financial statements are the responsibility of the Company’s management.

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

/s/ ERNST & YOUNG LLP

New York, New York
October 29, 2014

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

McGraw Hill Financial, Inc.
Consolidated Statements of Income
(Unaudited)

(in millions, except per share amounts)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenue	$1,263	$1,152	$3,761	$3,496
Expenses:
Operating-related expenses	399	371	1,205	1,114
Selling and general expenses	465	377	1,186	1,216
Depreciation	21	20	64	65
Amortization of intangibles	12	13	36	38
Total expenses	897	781	2,491	2,433
Other (income) loss	—	(24)	9	(24)
Operating profit	366	395	1,261	1,087
Interest expense, net	12	14	40	45
Income from continuing operations before taxes on income	354	381	1,221	1,042
Provision for taxes on income	139	123	428	351
Income from continuing operations	215	258	793	691
Discontinued operations, net of tax:
Income (loss) from discontinued operations	2	7	15	(6)
(Loss) gain on sale of discontinued operations	—	(20)	—	592
Discontinued operations, net	2	(13)	15	586
Net income	217	245	808	1,277
Less: net income from continuing operations attributable to noncontrolling interests	(27)	(30)	(77)	(74)
Less: net loss from discontinued operations attributable to noncontrolling interests	—	—	—	1
Net income attributable to McGraw Hill Financial, Inc.	$190	$215	$731	$1,204

Amounts attributable to McGraw Hill Financial, Inc. common shareholders:
Income from continuing operations	$188	$228	$716	$617
Income (loss) from discontinued operations	2	(13)	15	587
Net income	$190	$215	$731	$1,204

Earnings per share attributable to McGraw Hill Financial, Inc. common shareholders:
Income from continuing operations:
Basic	$0.69	$0.83	$2.64	$2.24
Diluted	$0.68	$0.82	$2.59	$2.20
Income from discontinued operations:
Basic	$0.01	$(0.05)	$0.05	$2.13
Diluted	$0.01	$(0.05)	$0.05	$2.09
Net income:
Basic	$0.70	$0.79	$2.69	$4.36
Diluted	$0.69	$0.77	$2.64	$4.29
Weighted-average number of common shares outstanding:
Basic	270.9	272.8	271.4	275.8
Diluted	275.4	278.8	276.2	280.4

Dividend declared per common share	$0.30	$0.28	$0.90	$0.84

See accompanying notes to the unaudited consolidated financial statements.

McGraw Hill Financial, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

(in millions)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income	217	245	808	1,277

Other comprehensive income:
Foreign currency translation adjustment	(68)	40	(56)	84
Income tax effect	1	(2)	1	(4)
	(67)	38	(55)	80

Pension and other postretirement benefit plans	—	6	(54)	(28)
Income tax effect	—	(3)	21	3
	—	3	(33)	(25)

Unrealized gain (loss) on investments and forward exchange contracts	—	(9)	4	(2)
Income tax effect	—	5	(1)	1
	—	(4)	3	(1)

Comprehensive income	150	282	723	1,331
Less: comprehensive income attributable to nonredeemable noncontrolling interests	(4)	(9)	(8)	(15)
Less: comprehensive income attributable to redeemable noncontrolling interests	(23)	(22)	(69)	(60)
Comprehensive income attributable to McGraw Hill Financial, Inc.	$123	$251	$646	$1,256

See accompanying notes to the unaudited consolidated financial statements.

McGraw Hill Financial, Inc.
Consolidated Balance Sheets

(in millions)	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and equivalents	$1,918	$1,542
Accounts receivable, net of allowance for doubtful accounts: 2014 - $44; 2013 - $50	928	949
Deferred income taxes	108	108
Prepaid and other current assets	207	245
Assets held for sale	27	97
Total current assets	3,188	2,941
Property and equipment, net of accumulated depreciation: 2014 - $583; 2013 - $609	199	249
Goodwill	1,435	1,409
Other intangible assets, net	1,012	1,033
Asset for pension benefits	241	261
Other non-current assets	195	168
Total assets	$6,270	$6,061
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$192	$210
Accrued compensation and contributions to retirement plans	334	423
Income taxes currently payable	73	15
Unearned revenue	1,266	1,268
Other current liabilities	476	401
Liabilities held for sale	43	54
Total current liabilities	2,384	2,371
Long-term debt	799	799
Pension and other postretirement benefits	258	264
Other non-current liabilities	429	473
Total liabilities	3,870	3,907
Redeemable noncontrolling interest (Note 7)	810	810
Commitments and contingencies (Note 11)
Equity:
Common stock	412	412
Additional paid-in capital	411	447
Retained income	7,877	7,384
Accumulated other comprehensive loss	(281)	(196)
Less: common stock in treasury	(6,878)	(6,746)
Total equity — controlling interests	1,541	1,301
Total equity — noncontrolling interests	49	43
Total equity	1,590	1,344
Total liabilities and equity	$6,270	$6,061

See accompanying notes to the unaudited consolidated financial statements.

McGraw Hill Financial, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

(in millions)	Nine Months Ended
	September 30,
	2014	2013
Operating Activities:
Net income	$808	$1,277
Less: discontinued operations, net	15	586
Income from continuing operations	793	691
Adjustments to reconcile income from continuing operations to cash provided by operating activities from continuing operations:
Depreciation	64	65
Amortization of intangibles	36	38
Provision for losses on accounts receivable	5	18
Deferred income taxes	(33)	3
Stock-based compensation	72	70
Other	106	(24)
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	12	(15)
Prepaid and other current assets	(8)	(43)
Accounts payable and accrued expenses	(211)	(165)
Unearned revenue	7	44
Other current liabilities	(65)	(44)
Net change in prepaid/accrued income taxes	93	(121)
Net change in other assets and liabilities	(51)	(41)
Cash provided by operating activities from continuing operations	820	476
Investing Activities:
Capital expenditures	(52)	(55)
Acquisitions, net of cash acquired	(65)	—
Proceeds from dispositions	83	52
Changes in short-term investments	(1)	(15)
Cash used for investing activities from continuing operations	(35)	(18)
Financing Activities:
Repayments of short-term debt, net	—	(457)
Dividends paid to shareholders	(245)	(232)
Dividends and other payments paid to noncontrolling interests	(31)	(56)
Contingent consideration payment	(11)	(12)
Purchase of CRISIL shares	—	(214)
Repurchase of treasury shares	(362)	(850)
Exercise of stock options	159	195
Excess tax benefits from share-based payments	89	26
Cash used for financing activities from continuing operations	(401)	(1,600)
Effect of exchange rate changes on cash from continuing operations	(24)	(7)
Cash provided by (used for) continuing operations	360	(1,149)
Discontinued Operations:
Cash used for operating activities	16	(169)
Cash provided by investing activities	—	2,159
Cash used for financing activities	—	(25)
Effect of exchange rate changes on cash	—	1
Cash provided by discontinued operations	16	1,966
Net change in cash and equivalents	376	817
Cash and equivalents at beginning of period	1,542	760
Cash and equivalents at end of period	$1,918	$1,577

See accompanying notes to the unaudited consolidated financial statements.

McGraw Hill Financial, Inc.
Consolidated Statement of Equity
(Unaudited)

(in millions)	Common Stock $1 par	Additional Paid-in Capital	Retained Income	Accumulated Other Comprehensive Loss	Less: Treasury Stock	Total MHFI Equity	Noncontrolling Interests	Total Equity
Balance as of December 31, 2013	$412	$447	$7,384	$(196)	$6,746	$1,301	$43	$1,344
Comprehensive income [1]			731	(85)		646	8	654
Dividends			(242)			(242)	(7)	(249)
Share repurchases					352	(352)		(352)
Employee stock plans, net of tax benefit		(36)			(220)	184		184
Change in redemption value of redeemable noncontrolling interest			4			4		4
Other						—	5	5
Balance as of September 30, 2014	$412	$411	$7,877	$(281)	$6,878	$1,541	$49	$1,590

[1]	Excludes $69 million attributable to our redeemable noncontrolling interest.

See accompanying notes to the unaudited consolidated financial statements.

McGraw Hill Financial, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

1.	Nature of Operations and Basis of Presentation

McGraw Hill Financial, Inc. (together with its consolidated subsidiaries, "McGraw Hill Financial," the “Company,” “we,” “us” or “our”) is a leading ratings, benchmarks and analytics provider serving the global capital, commodities and commercial markets. The capital markets include asset managers, banks, exchanges, issuers and financial advisors; the commodities markets include producers, traders and intermediaries within energy, metals, and agriculture; and the commercial markets include professionals and corporate executives within automotive and marketing / research information services.

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

•
C&C consists of business-to-business companies specializing in commercial and commodities markets that deliver their customers access to high-value information, data, analytic services and pricing and quality benchmarks.

On September 22, 2014, we announced a definitive agreement to sell McGraw Hill Construction, which has historically been part of our C&C segment. Accordingly, the results of operations for all periods presented have been reclassified to reflect the business as a discontinued operation and the assets and liabilities of the business have been reclassified as held for sale for the periods presented. This agreement followed our announcement on March 18, 2014 that we were completing our portfolio rationalization with the evaluation of strategic alternatives for McGraw Hill Construction. See Note 2 — Acquisitions and Divestitures for further discussion.

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

In the opinion of management all normal recurring adjustments considered necessary for a fair statement of the results of the interim periods have been included. The operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the full year. Certain prior-year amounts have been reclassified to conform to the current presentation.

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

Acquisitions

During the nine months ended September 30, 2014, we completed the following acquisitions:

•
In July of 2014, we acquired Eclipse Energy Group AS and its operating subsidiaries (“Eclipse”) that was integrated into our C&C segment. Eclipse provides a comprehensive suite of data and analytics products on the European natural gas and liquefied natural gas markets as well as a range of advisory services leveraging Eclipse’s knowledge base, data capabilities, and modeling suite of products. This transaction complements our North American natural gas capabilities we obtained from our Bentek Energy LLC acquisition in 2011. We accounted for the acquisition of Eclipse using the purchase method of accounting. The acquisition of Eclipse is not material to our consolidated financial statements.

•
In March of 2014, we acquired the intellectual property of a family of Broad Market Indices (“BMI”) from Citigroup Global Markets Inc., that was integrated into our S&P DJ Indices segment. The BMI provides a broad measure of the global equities markets which includes approximately 11,000 companies in more than 52 countries covering both developed and emerging markets. We accounted for the acquisition of the intellectual property on a cost basis and it was not material to our consolidated financial statements.

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

As part of CRISIL's acquisition of Coalition Development Ltd. that occurred in July 2012, we made contingent purchase price payments in the first nine months of 2014 and 2013 for $11 million and $12 million, respectively. This has been reflected in the consolidated statement of cash flows as a financing activity.

Divestitures - Continuing Operations

During the nine months ended September 30, 2014, we completed the following dispositions that resulted in a pre-tax loss of $9 million, which was included in other (income) loss in the consolidated statement of income:

•
On July 2, 2014, we entered into an aircraft purchase agreement with Harold W. McGraw III, Chairman of the Company's Board of Directors and former President and CEO of the Company. On July 31, 2014, we completed the sale of the Company's aircraft for a purchase price of $20 million. During the three months ended June 30, 2014, we recorded a non-cash impairment charge of $6 million within other (income) loss in our consolidated statement of income as a result of the pending sale. See Note 13 — Related Party Transactions for further information.

•
On June 30, 2014, we completed the sale of our data center to Quality Technology Services, LLC which owns, operates, and manages data centers. Net proceeds from the sale of $58 million were received in July of 2014. The sale includes all of the facilities and equipment on the south campus of our East Windsor, New Jersey location, inclusive of the rights and obligations associated with an adjoining solar power field. The sale resulted in an expense of $3 million recorded within other (income) loss in our consolidated statement of income, which is in addition to the non-cash impairment charge we recorded in the fourth quarter of 2013.

During the nine months ended September 30, 2013, we completed the following dispositions that resulted in a net pre-tax gain of $24 million, which was included in other (income) loss in the consolidated statement of income:

•	On September 30, 2013, we completed the sale of Financial Communications, which was part of our S&P Capital IQ segment.

•	On August 27, 2013, CRISIL sold its 49% interest in India Index Services & Products Ltd. This investment was held within our S&P Ratings segment.

•	On August 1, 2013, we completed the sale of Aviation Week within our C&C segment to Penton, a privately held business information company.

Discontinued Operations

On September 22, 2014, we announced a definitive agreement to sell McGraw Hill Construction, which has historically been part of our C&C segment, to Symphony Technology Group, a strategic private equity firm based in Palo Alto, California for $320 million in cash. We expect this transaction will close in the fourth quarter of 2014 following the receipt of regulatory approvals and completion of customary closing conditions. Accordingly, the results of operations for all periods presented have been reclassified to reflect the business as a discontinued operation and the assets and liabilities of the business have been reclassified as held for sale for the periods presented. This agreement followed our announcement on March 18, 2014 that we were completing our portfolio rationalization with the evaluation of strategic alternatives for McGraw Hill Construction.

On March 22, 2013, we completed the sale of McGraw-Hill Education ("MHE") to investment funds affiliated with Apollo Global Management, LLC for a purchase price of $2.4 billion in cash. We recorded an after-tax gain on the sale of $592 million for the nine months ended September 30, 2013, which is included in discontinued operations, net in the consolidated statement of income. During the three months ended September 30, 2013, we adjusted the after tax gain on the sale of MHE, primarily due to post-closing working capital adjustments. For the year ended December 31, 2013, we recorded an after-tax gain on the sale of $589 million. We have used a portion of the after-tax proceeds from the sale to pay down short-term debt, for the special dividend paid in 2012, and to continue share repurchases. We intend to continue to use a portion of the after-tax proceeds to make selective acquisitions and support general corporate purposes.

The key components of income from discontinued operations for the periods ended September 30, 2014 and 2013 consist of the following:

(in millions)	Three Months		Nine Months
	2014	2013	2014	2013
Revenue	$40	$43	$124	$397
Expenses	37	30	100	406
Operating income (loss)	3	13	24	(9)
Interest expense, net	—	1	—	2
Income (loss) before taxes on income (loss)	3	12	24	(11)
Provision (benefit) for taxes on income (loss)	1	5	9	(5)
Income (loss) from discontinued operations, net of tax	2	7	15	(6)
Pre-tax (loss) gain on sale from discontinued operations	—	(32)	—	888
(Benefit) provision for taxes on income	—	(12)	—	296
(Gain) loss on sale of discontinued operations, net of tax	—	(20)	—	592
Discontinued operations, net	2	(13)	15	586
Less: net loss attributable to noncontrolling interests	—	—	—	1
Income (loss) from discontinued operations attributable to McGraw Hill Financial, Inc. common shareholders	$2	$(13)	$15	$587

The components of assets and liabilities held for sale related to McGraw Hill Construction in the consolidated balance sheets consist of the following:

(in millions)	September 30, 2014	December 31, 2013
Accounts receivable, net	$22	$30
Goodwill	3	3
Other assets	2	3
Assets held for sale	$27	$36

Accounts payable and accrued expenses	$9	$13
Unearned revenue	34	41
Liabilities held for sale	$43	$54

3.	Income Taxes

The effective income tax rate for continuing operations was 39.2% and 32.4% for the three months ended September 30, 2014 and September 30, 2013, respectively. The increase in the effective income tax rate was primarily due to the assumed tax treatment of charges for regulatory matters (see Note 11 — Commitments and Contingencies) and a tax benefit on the sale of Aviation Week in the third quarter of 2013.

The effective income tax rate for continuing operations was 35.1% and 33.6% for the nine months ended September 30, 2014 and September 30, 2013, respectively. The increase in effective income tax rate was primarily due to the assumed tax treatment of charges for regulatory matters.

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

As of September 30, 2014 and December 31, 2013, the total amount of federal, state and local, and foreign unrecognized tax benefits was $93 million and $82 million, respectively, exclusive of interest and penalties. We recognize accrued interest and penalties related to unrecognized tax benefits in interest expense and operating-related expense, respectively. In addition to the unrecognized tax benefits, as of September 30, 2014 and December 31, 2013, we had $16 million and $19 million respectively of accrued interest and penalties associated with uncertain tax positions.

Based on the current status of income tax audits, we believe that it is reasonably possible that the total amount of unrecognized tax benefits will significantly decrease in the next twelve months. Although the ultimate resolution of our tax audits is unpredictable, the resulting change in our unrecognized tax benefits could have a material impact on our results of operations and/or cash flows.

4.	Debt

(in millions)	September 30, 2014	December 31, 2013
5.9% Senior Notes, due 2017 [1]	$400	$400
6.55% Senior Notes, due 2037 [2]	399	399
Long-term debt	$799	$799

[1]	Interest payments are due semiannually on April 15 and October 15, and, as of September 30, 2014, the unamortized debt discount is less than $1 million.

[2]	Interest payments are due semiannually on May 15 and November 15, and, as of September 30, 2014, the unamortized debt discount is approximately $1 million.

The fair value of our long-term debt borrowings was $860 million and $801 million as of September 30, 2014 and December 31, 2013, respectively, and was estimated based on quoted market prices.

Currently, we have the ability to borrow a total of $1.0 billion through our commercial paper program, which is supported by our $1.0 billion four-year credit agreement (our “credit facility”) that we entered into in June of 2013. This credit facility will terminate on June 19, 2017. As of September 30, 2014 and December 31, 2013, we had no outstanding commercial paper.

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

As discussed in our Form 10-K, we changed certain discount rate assumptions and our expected return on assets assumption for our retirement plans, which became effective on January 1, 2014. The effect of the assumption changes on retirement expense for the three and nine months ended September 30, 2014 did not have a material impact on our consolidated financial statements.

In the first nine months of 2014, we contributed $13 million to our retirement plans and expect to make additional required contributions of approximately $10 million to our retirement plans during the remainder of the year. We may elect to make additional non-required contributions depending on investment performance and the pension plan status in the fourth quarter of 2014.

6.	Stock-Based Compensation

We issue stock-based incentive awards to our eligible employees and Directors under the 2002 Employee Stock Incentive Plan and a Director Deferred Stock Ownership Plan. The 2002 Employee Stock Incentive Plan permits the granting of nonqualified stock options, stock appreciation rights, performance stock, restricted stock and other stock-based awards.

Stock-based compensation for the periods ended September 30 is as follows:

(in millions)	Three Months		Nine Months
	2014	2013	2014	2013
Stock option expense	$6	$4	$15	$9
Restricted stock and unit awards expense	20	21	57	61
Total stock-based compensation expense	$26	$25	$72	$70

For the nine months ended September 30, 2014, the Company granted 0.8 million employee stock options, which had a weighted average grant date value of $23.39 per share based on the lattice-based option-pricing model. The Company also granted 0.7 million shares of restricted stock and unit awards, which had a weighted average grant date fair value of $77.81 per share.

Total unrecognized compensation expense related to unvested stock option awards and unvested restricted stock unit awards as of September 30, 2014 was $16 million and $88 million, respectively, which is expected to be recognized over a weighted average period of 2.3 years and 1.7 years, respectively.

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

Share repurchases for the periods ended September 30 were as follows:

(in millions, except average price)	Three Months		Nine Months
	2014	2013	2014	2013
Total number of shares purchased [1,2]	—	6.4	4.4	15.0
Average price paid per share [2]	$—	$61.42	$79.06	$61.42
Total cash utilized [3]	$—	$350	$352	$850

[1]	The three and nine month periods ended September 30, 2013 includes shares received as part of our accelerated share repurchase agreements described in more detail below.

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

[3]
In December of 2013, 0.1 million shares were repurchased for approximately $10 million, which settled in January of 2014. Cash used for financing activities only reflects those shares which settled during the nine months ended September 30, 2014 resulting in $362 million of cash used to repurchase shares.

Our purchased shares may be used for general corporate purposes, including the issuance of shares for stock compensation plans and to offset the dilutive effect of the exercise of employee stock options. As of September 30, 2014, 45.6 million shares remained available under the current share repurchase program which has no expiration date and purchases under this program may be made from time to time on the open market and in private transactions, depending on market conditions.

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

Noncontrolling interests that do not contain such redemption features are presented in equity.

Changes to redeemable noncontrolling interest during the nine months ended September 30, 2014 were as follows:

(in millions)
Balance as of December 31, 2013	$810
Net income attributable to noncontrolling interest	69
Distributions payable to noncontrolling interest	(65)
Redemption value adjustment	(4)
Balance as of September 30, 2014	$810

Accumulated Other Comprehensive Loss

The following table summarizes the changes in the components of accumulated other comprehensive loss for the nine months ended September 30, 2014:

(in millions)	Foreign Currency Translation Adjustment	Pension and Postretirement Benefit Plans		Unrealized Gain (Loss) on Forward Exchange Contracts	Accumulated Other Comprehensive Loss
Balance as of December 31, 2013	$23	$(216)		$(3)	$(196)
Other comprehensive income before reclassifications	(55)	(36)		3	(88)
Reclassifications from accumulated other comprehensive loss to net earnings	—	3	[1]	—	3
Net other comprehensive income	(55)	(33)		3	(85)
Balance as of September 30, 2014	$(32)	$(249)		$—	$(281)

[1]	See Note 5 — Employee Benefits for additional details of items reclassed from accumulated other comprehensive loss to net earnings.

The net actuarial loss and prior service cost related to pension and other postretirement benefit plans included in other comprehensive income is net of a tax provision of $2 million for the nine months ended September 30, 2014.

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

The calculation for basic and diluted EPS for the periods ended September 30 is as follows:

(in millions, except per share amounts)	Three Months		Nine Months
	2014	2013	2014	2013
Amounts attributable to McGraw Hill Financial, Inc. common shareholders:
Income from continuing operations	$188	$228	$716	$617
Income (loss) from discontinued operations	2	(13)	15	587
Net income	$190	$215	$731	$1,204

Basic weighted-average number of common shares outstanding	270.9	272.8	271.4	275.8
Effect of stock options and other dilutive securities	4.5	6.0	4.8	4.6
Diluted weighted-average number of common shares outstanding	275.4	278.8	276.2	280.4

Earnings per share attributable to McGraw Hill Financial, Inc. common shareholders:
Income from continuing operations:
Basic	$0.69	$0.83	$2.64	$2.24
Diluted	$0.68	$0.82	$2.59	$2.20
Income from discontinued operations:
Basic	$0.01	$(0.05)	$0.05	$2.13
Diluted	$0.01	$(0.05)	$0.05	$2.09
Net income:
Basic	$0.70	$0.79	$2.69	$4.36
Diluted	$0.69	$0.77	$2.64	$4.29

Each period we have certain stock options and restricted performance shares that are excluded from the computation of diluted EPS. The effect of the potential exercise of stock options is excluded when the average market price of our common stock is lower than the exercise price of the related option during the period because the effect would have been antidilutive. Additionally, restricted performance shares are excluded because the necessary vesting conditions had not been met. For the three and nine months ended September 30, 2014, there were a minimal amount of stock options excluded as compared to 1.2 million and 2.7 million stock options excluded for the three and nine months ended September 30, 2013, respectively. Additionally, restricted performance shares outstanding of 1.4 million and 0.9 million as of September 30, 2014 and 2013, respectively, were excluded.

9.	Restructuring

During 2014 and 2013, we continued to evaluate our cost structure and further identified cost savings associated with streamlining our management structure and our decision to exit non-strategic businesses. Our 2014 and 2013 restructuring plans consisted of a company-wide workforce reduction of approximately 390 positions and 520 positions, respectively, and are further detailed below. The charges for each restructuring plan are classified as selling and general expenses within the consolidated statements of income and the reserves are included in other current liabilities in the consolidated balance sheets.

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

As part of the definitive agreement to sell McGraw Hill Construction, which has historically been part of our C&C segment, to Symphony Technology Group, described further in Note 2 — Acquisitions and Divestitures, we have retained McGraw Hill Construction's restructuring liabilities. Therefore, the remaining reserves described below include McGraw Hill Construction's restructuring liability; however, the initial charge associated with the reserve has been bifurcated between continuing and discontinued operations.

The initial restructuring charge recorded and the ending reserve balance as of September 30, 2014 by segment is as follows:

	2014 Restructuring Plan		2013 Restructuring Plan
(in millions)	Initial Charge Recorded	Ending Reserve Balance	Initial Charge Recorded	Ending Reserve Balance
S&P Ratings	$23	23	$13	$5
S&P Capital IQ	5	4	10	1
C&C [1]	15	15	10	2
Corporate	7	6	16	2
Total	$50	$48	$49	$10

[1]
The 2014 restructuring plan includes an initial charge of $3 million and an ending reserve balance of $2 million for McGraw Hill Construction. The 2013 restructuring plan includes an initial charge of $1 million and an ending reserve balance of less than $1 million for McGraw Hill Construction.

We recorded a pre-tax restructuring charge of $50 million for the 2014 restructuring plan during the three months ended September 30, 2014 and have reduced the reserve for the 2014 restructuring plan by $2 million.

The ending reserve balance for the 2013 restructuring plan was $39 million as of December 31, 2013. For the nine months ended September 30, 2014, we have reduced the reserve for the 2013 restructuring plan by $29 million.

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

As part of our transformation to McGraw Hill Financial, a comprehensive review of our accounting and reporting practices and policies was undertaken. As a result, beginning on January 1, 2014, to the extent they can be attributed to our continuing operations, all shared operating services have been allocated to the segments utilizing a methodology that more closely aligns with each segment's usage of these services. The costs that remain in unallocated expense primarily relate to corporate center functions and shared operating costs allocable to discontinued operations reclassified during the current year. The updated methodology is reflected in the segment results for the three and nine months ended September 30, 2014 and accordingly, the segment results for the prior-year comparative periods have been reclassified to conform with the new presentation.

A summary of operating results by segment for the periods ended September 30 is as follows:

Three Months	2014		2013
(in millions)	Revenue	Operating Profit	Revenue	Operating Profit
S&P Ratings	$604	$183	$540	$230
S&P Capital IQ	311	64	293	50
S&P DJ Indices	143	86	124	77
C&C [1]	227	71	213	87
Intersegment elimination [2]	(22)	—	(18)	—
Total operating segments	1,263	404	1,152	444
Unallocated expense [3]	—	(38)	—	(49)
Total	$1,263	$366	$1,152	$395

Nine Months	2014		2013
(in millions)	Revenue	Operating Profit	Revenue	Operating Profit
S&P Ratings	$1,837	$730	$1,701	$748
S&P Capital IQ	919	172	868	149
S&P DJ Indices	412	260	363	218
C&C [1]	657	217	621	214
Intersegment elimination [2]	(64)	—	(57)	—
Total operating segments	3,761	1,379	3,496	1,329
Unallocated expense [3]	—	(118)	—	(242)
Total	$3,761	$1,261	$3,496	$1,087

[1]
McGraw Hill Construction has historically been part of the C&C segment. In accordance with the presentation of McGraw Hill Construction as a discontinued operation, the results of operations, inclusive of corporate overhead allocations, for all periods presented have been reclassified out of C&C's results to reflect this change. See Note 2 — Acquisitions and Divestitures for further discussion.

[2]	Revenue for S&P Ratings and expenses for S&P Capital IQ include an intersegment royalty charged to S&P Capital IQ for the rights to use and distribute content and data developed by S&P Ratings.

[3]
The three and nine months ended September 30, 2014 include a restructuring charge of $7 million. The three and nine months ended September 30, 2013 include costs necessary to enable the separation of MHE and reduce our cost structure of $10 million and $64 million, respectively. The nine months ended September 30, 2013 also includes pre-tax legal settlements of approximately $77 million.

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

As of September 30, 2014, the remaining deferred gain was $28 million, as $6 million and $18 million was amortized during the three and nine months ended September 30, 2014, respectively. Interest expense associated with this operating lease was less than $1 million for the three months ended September 30, 2014 and approximately $1 million for the nine months ended September 30, 2014.

Legal & Regulatory Matters

In the normal course of business both in the United States and abroad, the Company, its subsidiary Standard & Poor’s Financial Services LLC (“S&P LLC”) and some of its other subsidiaries are defendants in numerous legal proceedings and are often the subject of government and regulatory proceedings, investigations and inquiries. Many of these proceedings, investigations and inquiries relate to the ratings activity of Standard & Poor’s Ratings Services (“S&P Ratings”) brought by issuers and alleged purchasers of rated securities. In addition, various government and self-regulatory agencies frequently make inquiries and conduct investigations into our compliance with applicable laws and regulations, including those related to ratings activities and antitrust matters. Any of these proceedings, investigations or inquiries could ultimately result in adverse judgments, damages, fines, penalties or activity restrictions, which could adversely impact our consolidated financial condition, cash flows, business or competitive position.

The Company believes that it has meritorious defenses to the claims and potential claims in the matters described below and is diligently pursuing these defenses, and in some cases working to reach an acceptable negotiated resolution. However, in view of the uncertainty inherent in litigation and government and regulatory enforcement matters, we cannot predict the eventual outcome of these matters or the timing of their resolution, or in most cases reasonably estimate what the eventual judgments, damages, fines, penalties or impact of activity restrictions may be. As a result, we cannot provide assurance that the outcome of the matters described below will not have a material adverse effect on our consolidated financial condition, cash flows, business or competitive position. As litigation or the process to resolve pending matters progresses, as the case may be, we will continue to review the latest information available and assess our ability to predict the outcome of such matters and the effects, if any, on our consolidated financial condition, cash flows, business and competitive position, which may require that we record liabilities in the consolidated financial statements in future periods.

S&P Ratings

U.S. Department of Justice

In February 2013, the Civil Division of the U.S. Department of Justice filed a civil complaint in the U.S. District Court for the Central District of California against the Company and S&P LLC alleging violations of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 regarding ratings issued by S&P Ratings in the 2004-2007 time period relating to certain U.S. collateralized debt obligations and S&P Ratings models used in connection with rating certain structured finance products. The Court denied the Company and S&P LLC’s motion to dismiss the complaint in July 2013. Discovery in this case is ongoing.

State Attorneys General

Numerous actions have been brought against the Company and S&P LLC by the attorneys general of various states and the District of Columbia alleging a variety of causes of action relating to ratings activities of S&P Ratings. The Company and S&P LLC sought to remove most of these actions to federal court and to consolidate and transfer those actions to one federal court for all pretrial proceedings, and, in June 2013, the U.S. Judicial Panel on Multidistrict Litigation ordered those actions consolidated before the U.S. District Court for the Southern District of New York. The states moved to have the cases remanded to state court. The states’ motions were granted on June 3, 2014, and the cases are now proceeding in their respective state courts. Discovery in these cases is ongoing.

U.S. Securities and Exchange Commission

On July 22, 2014, S&P Ratings received a “Wells Notice” from the staff of the U.S. Securities and Exchange Commission (the “SEC”) stating that the staff had made a preliminary determination to recommend that the SEC institute an enforcement action against S&P Ratings, alleging violations of federal securities laws with respect to ratings issued in 2011 relating to certain commercial mortgage backed securities transactions, and public disclosure made by S&P Ratings regarding those ratings thereafter. In connection with the contemplated enforcement action, the staff may recommend that the SEC seek remedies that include a cease-and-desist order, disgorgement, pre-judgment interest, civil money penalties, and remedial sanctions such as revocation or suspension of S&P Ratings’ NRSRO registration.

S&P Ratings has been cooperating with the staff and is currently in active discussions to resolve matters pending before the SEC, some of which have also been the subject of investigations by the Attorneys General of New York and Massachusetts. S&P Ratings has not reached definitive settlement agreements with respect to these matters, and we cannot predict with certainty whether we will reach agreement, or the terms of any such agreement. During the three months ended September 30, 2014, we recorded a charge of $60 million relating to these matters. We can provide no assurance that S&P Ratings will not be obligated to pay additional amounts in order to resolve these matters on terms deemed acceptable. At this time, however, we are unable to reasonably estimate the range of such additional amounts, if any.

In September 2011, S&P Ratings received a “Wells Notice” from the staff of the SEC stating that the staff is considering recommending that the SEC institute a civil injunctive action against S&P Ratings alleging violations of federal securities laws with respect to ratings issued for a particular 2007 offering of collateralized debt obligations, known as “Delphinus CDO 2007-1.” On October 27, 2014, the Company received a notice from the staff of the SEC stating that they have concluded their investigation and do not intend to recommend an enforcement action against S&P Ratings with respect to this matter.

Prosecutor General of the Corte dei Conti

On January 15, 2014, S&P Ratings received notification of a potential claim by the Prosecutor General of the Corte dei Conti, an Italian administrative court, with respect to whether S&P Ratings’ downgrade of Italian sovereign debt in May 2011 wrongfully damaged Italy’s public finances and international reputation and whether S&P Ratings should pay compensation to Italy for the costs of Italian budget adjustments and for ancillary damages in an amount “not lower than” €234 billion.

Trani Prosecutorial Proceeding

The prosecutor in the Italian city of Trani is seeking criminal indictments against several current and former S&P Ratings managers and ratings analysts for alleged market manipulation, and against Standard & Poor’s Credit Market Services Europe under Italy’s vicarious liability statute, for having allegedly failed to properly supervise the ratings analysts and prevent them from committing market manipulation. The prosecutor’s theories are based on various actions by S&P Ratings taken with respect to Italian sovereign debt between May 2011 and January 2012. On October 28, 2014, the court granted the prosecutor’s request and issued indictments against the current and former S&P Ratings managers and ratings analysts, as well as Standard & Poor's Credit Market Services Europe.

Parmalat Litigation

In September and October 2005, writs of summons were served on The McGraw-Hill Companies, SRL and The McGraw-Hill Companies, SA in an action brought in the Tribunal of Milan, Italy by the Extraordinary Commissioner of Parmalat Finanziaria S.p.A. and Parmalat S.p.A. (collectively, “Parmalat”), claiming damages of €4.1 billion, representing the value of bonds issued by Parmalat which were rated investment grade by S&P Ratings, plus damages for S&P Ratings’ alleged complicity in aggravating Parmalat’s financial difficulties, among other claims. In June 2011, the Court dismissed Parmalat’s main damages claim based on the value of the bonds, and ordered the defendants to pay Parmalat approximately €0.8 million, representing ratings fees paid by Parmalat, plus interest and expenses. In September 2012, Parmalat appealed the judgment and, in November 2012, requested payment of the judgment in the amount of €1.1 million, which was paid in December 2012. On July 2, 2014, the Court of Appeals of Milan issued an order reopening the proceedings to allow the parties to submit additional pleadings. A hearing has been scheduled for October 29, 2014.

In a separate proceeding, the prosecutor’s office in Parma, Italy is conducting an investigation into the bankruptcy of Parmalat. In June 2006, the prosecutor’s office issued a Note of Completion of an Investigation concerning allegations that individual S&P Ratings analysts conspired with Parmalat insiders and ratings advisors to fraudulently or negligently cause the Parmalat bankruptcy. The Note of Completion was served on eight S&P Ratings analysts. While not a formal charge, the Note of Completion indicates the prosecutor’s intention that the named ratings analysts should appear before a judge in Parma for a preliminary hearing, at which hearing the judge will determine whether there is sufficient evidence against the ratings analysts to proceed to trial. No date has been set for the preliminary hearing.

Putative Class Action

In August 2007, a putative shareholder class action was filed in the U.S. District Court for the District of Columbia, and was subsequently transferred to the Southern District of New York. The Company and its former CEO and CFO were named as defendants in the suit, which alleged claims under the federal securities laws in connection with alleged misrepresentations and omissions made by the defendants relating to the Company’s earnings and S&P Ratings’ business practices. In April 2012, the Court granted the defendants’ motion to dismiss, and in December 2012, the U.S. Court of Appeals for the Second Circuit affirmed the dismissal in its entirety. The plaintiffs sought to be relieved from the judgment dismissing the case and also sought permission to file an amended complaint. The Court denied these requests in their entirety in September 2013, and the Court’s decision was affirmed by the U.S. Court of Appeals on September 8, 2014.

Commodities & Commercial Markets

Platts

In May 2013, representatives from the European Commission (DG Competition, the EC’s antitrust office) commenced an unannounced inspection of Platts’ London offices in conjunction with potential anticompetitive conduct (in particular, in the crude oil, refined oil products and biofuels markets) relating to Platts’ Market On Close price assessment process. No allegations have been made against Platts at this time. There have also been several civil actions filed in the United States relating to potential anticompetitive behavior by market participants relating to Platts’ price assessment process, none of which have named Platts as a defendant.

McGraw Hill Construction

In October 2009, an action was filed in the U.S. District Court for the Southern District of New York in which Reed Construction Data asserted a number of claims under various state and federal laws against the Company relating to alleged misappropriation and unfair competition by McGraw Hill Construction and seeking an unspecified amount of damages. In September 2010, the Court granted the Company’s motion to dismiss some of the claims. On September 24, 2014, the Court granted summary judgment to the Company on all of Reed’s remaining claims with the exception of the unfair competition claim. On October 15, 2014, the parties submitted a joint stipulation to the Court agreeing to dismiss both Reed's unfair competition claim and the Company's counterclaims without prejudice to reinstatement in the event of a successful appeal of Reed's dismissed claims.

12.	Recent Accounting Standards

In August of 2014, the Financial Accounting Standards Board (“FASB”) issued guidance that requires management to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date the financial statements are issued and provide related disclosures. This guidance is effective for reporting periods beginning after December 15, 2016, however, early adoption is permitted. We do not expect the adoption of this guidance to have a significant impact on our consolidated financial statements.

In May of 2014, the FASB and the International Accounting Standards Board (“IASB”) issued jointly a converged standard on the recognition of revenue from contracts with customers which is intended to improve the financial reporting of revenue and comparability of the top line in financial statements globally. The core principle of the new standard is for the recognition of revenue to depict the transfer of goods or services to customers in amounts that reflect the payment to which the company expects to be entitled in exchange for those goods or services. The new standard will also result in enhanced revenue disclosures, provide guidance for transactions that were not previously addressed comprehensively and improve guidance for multiple-element arrangements. The amendments are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. We are currently in the process of assessing the impact the adoption of this guidance will have on our consolidated financial statements.

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

On July 2, 2014, we entered into an aircraft purchase agreement with Harold W. McGraw III, Chairman of the Company's Board of Directors and former President and CEO of the Company ("Mr. McGraw"). On July 31, 2014, we completed the sale of the Company's aircraft for a purchase price of $20 million, which is modestly higher than the independent appraisal obtained. This transaction was approved by the Nominating and Corporate Governance Committee of the Company's Board of Directors after consultation with members of the Financial Policy Committee. During the three months ended June 30, 2014, we recorded a non-cash impairment charge of $6 million within other (income) loss in our consolidated statement of income as a result of the pending sale.

On June 25, 2014, we repurchased 0.5 million shares of the Company's common stock from the personal holdings of Mr. McGraw. The shares were purchased at a discount of 0.35% from the June 24, 2014 New York Stock Exchange closing price pursuant to a private transaction with Mr. McGraw. We repurchased these shares with cash for $41 million at an average price of $82.66 per share. This transaction was approved by the Nominating and Corporate Governance Committee of the Company's Board of Directors after consultation with members of the Financial Policy Committee.

In June of 2012, we entered into a new license agreement (the "License Agreement") with the holder of S&P Dow Jones Indices LLC noncontrolling interest, CME Group, which replaced the 2005 license agreement between S&P DJ Indices and CME Group. Under the terms of the License Agreement, S&P Dow Jones Indices LLC receives a share of the profits from the trading and clearing of CME Group's equity index products. During the three and nine months ended September 30, 2014, S&P Dow Jones Indices LLC earned $13 million and $38 million, respectively, of revenue under the terms of the License Agreement. The entire amount of this revenue is included in our consolidated statement of income and the portion related to the 27% noncontrolling interest is removed in net income attributable to noncontrolling interests.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

The following Management's Discussion and Analysis (“MD&A”) provides a narrative of the results of operations and financial condition of McGraw Hill Financial, Inc. (together with its consolidated subsidiaries, "McGraw Hill Financial," the “Company,” “we,” “us” or “our”) for the three and nine months ended September 30, 2014. The MD&A should be read in conjunction with the consolidated financial statements, accompanying notes and MD&A included in our Form 10-K for the year ended December 31, 2013 (our “Form 10-K”), which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The MD&A includes the following sections:

•	Overview

•	Results of Operations — Comparing the Three and Nine Months Ended September 30, 2014 and 2013

•	Liquidity and Capital Resources

•	Reconciliation of Non-GAAP Financial Information

•	Critical Accounting Estimates

•	Recently Adopted Accounting Standards

•	Forward-Looking Statements

OVERVIEW

We are a leading ratings, benchmarks and analytics provider serving the global capital, commodities and commercial markets. The capital markets include asset managers, banks, exchanges, issuers and financial advisors; the commodities markets include producers, traders and intermediaries within energy, metals, and agriculture; and the commercial markets include professionals and corporate executives within automotive and marketing / research information services.

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

•
C&C consists of business-to-business companies specializing in commercial and commodities markets that deliver their customers access to high-value information, data, analytic services and pricing and quality benchmarks. As of August 1, 2013, we completed the sale of Aviation Week and the results have been included in C&C's results through that date.

On September 22, 2014, we announced a definitive agreement to sell McGraw Hill Construction, which has historically been part of our C&C segment, to Symphony Technology Group, a strategic private equity firm based in Palo Alto, California for $320 million in cash. We expect this transaction will close in the fourth quarter of 2014 following the receipt of regulatory approvals and completion of customary closing conditions. Accordingly, the results of operations for all periods presented have been reclassified to reflect the business as a discontinued operation and the assets and liabilities of the business have been reclassified as held for sale for the periods presented. This agreement followed our announcement on March 18, 2014 that we were completing our portfolio rationalization with the evaluation of strategic alternatives for McGraw Hill Construction.

Key results for the periods ended September 30 are as follows:

(in millions, except per share amounts)	Three Months			Nine Months
	2014	2013	% Change [1]	2014	2013	% Change [1]
Revenue	$1,263	$1,152	10%	$3,761	$3,496	8%
Operating profit	$366	$395	(8)%	$1,261	$1,087	16%
Operating margin %	29%	34%		34%	31%
Diluted earnings per share from continuing operations	$0.68	$0.82	(16)%	$2.59	$2.20	18%

[1]	% changes in the tables throughout the MD&A are calculated off of the actual number, not the rounded number presented.

S&P Ratings — Revenue for the quarter increased 12% and operating profit decreased 21%, and for the first nine months revenue increased 8% and operating profit decreased 2%. Revenue growth was primarily driven by strong growth in corporate bond ratings revenue due to the low interest rate environment, increases in bank loan ratings, higher annual fees and increases at CRISIL primarily related to new and existing clients at Irevna. The revenue increase in the first nine months was partially offset by declines in structured finance revenues in the first half of the year. Revenue in the first nine months was also favorably impacted by reductions to our estimated required sales allowances resulting from improved billing and collection trends. Operating profit decreased compared to 2013 as a result of a $60 million charge related to certain regulatory matters (see Note 11 — Commitments and Contingencies - Legal and Regulatory Matters to the consolidated financial statements of this Form 10-Q), the unfavorable impact of restructuring charges recorded in the third quarter of 2014, the gain on sale of an equity investment held by CRISIL in the third quarter of 2013, increased legal costs, and higher compensation costs, partially offset by increases in revenue.

S&P Capital IQ — Revenue and operating profit for the quarter increased 6% and 29%, respectively, and for the first nine months increased 6% and 15%, respectively. The revenue increase was primarily attributable to growth at the S&P Capital IQ Desktop, RatingsXpress® and RatingsDirect® due to an increase in average contract values driven by new customer relationships and increases in existing accounts. Operating profit increased compared to 2013 primarily due to the increases in revenue, partially offset by the unfavorable impact of restructuring charges recorded in the third quarter of 2014, increased compensation costs, higher technology costs, and increased occupancy costs. Operating profit was also favorably impacted by lower expenses resulting from the closure of several non-core businesses.

S&P DJ Indices — Revenue and operating profit for the quarter increased 15% and 12%, respectively, and for the first nine months increased 14% and 19%, respectively. Revenue increased due to higher average levels of assets under management for exchange traded funds ("ETFs") and mutual funds. Additionally, a portion of the increase in the first nine months related to the ability to make more accurate and timely estimates of our revenue for certain ETFs. Operating profit increased compared to 2013 primarily due to the increases in revenue and was also favorably impacted by the reduction of royalty expenses, partially offset by an increase in compensation costs and professional fees largely related to corporate development activities.

C&C — Revenue increased 7%, while operating profit decreased 18% for the quarter, and and for the first nine months increased 6% and 2% respectively. The revenue increase was primarily driven by continued demand for Platts’ proprietary content as annualized contract values increased and increases at J.D. Power driven by strong demand in the U.S. and Singapore. Operating profit decreased in the quarter as the increase in revenue was offset by the unfavorable impact of restructuring charges recorded in the third quarter of 2014 and the gain on the sale of Aviation Week in the third quarter of 2013. Additionally, increased costs at J.D. Power and Platts related to additional headcount, merit increases, and other operating costs to support business growth also contributed to the decrease. Operating profit increased for the first nine months as the revenue increase was partially offset by decreases in operating profit noted above for the quarter.

We completed the sale of our McGraw-Hill Education business ("MHE") on March 22, 2013 and, accordingly, the results of operations of MHE have been reclassified to reflect the business as a discontinued operation for the three and nine months ended September 30, 2013. See Note 2 — Acquisitions and Divestitures to the consolidated financial statements of this Form 10-Q for further discussion.

Our Strategy

We strive to be the leading provider of essential intelligence such as ratings, benchmarks and analytics to the global capital, corporate, and commodities markets. We also seek to leverage the strength of our globally recognized brands and content to promote sustainable growth by bringing transparency and independent insights to the markets we serve. In 2014, we are aligning our efforts against two key strategic priorities: growth and performance. We will strive to deliver on our strategic priorities through a clear set of growth drivers which are underpinned by excellence in management and execution.

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

RESULTS OF OPERATIONS — COMPARING THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

Consolidated Review

(in millions)	Three Months			Nine Months
	2014	2013	% Change	2014	2013	% Change

Revenue	$1,263	$1,152	10%	$3,761	$3,496	8%
Total Expenses:
Operating-related expenses	399	371	7%	1,205	1,114	8%
Selling and general expenses	465	377	23%	1,186	1,216	(3)%
Depreciation and amortization	33	33	2%	100	103	(3)%
Total expenses	897	781	15%	2,491	2,433	2%
Other (income) loss	—	(24)	N/M	9	(24)	N/M
Operating profit	366	395	(8)%	1,261	1,087	16%
Interest expense, net	12	14	(16)%	40	45	(12)%
Provision for taxes on income	139	123	12%	428	351	22%
Income from continuing operations	215	258	(17)%	793	691	15%
Discontinued operations, net	2	(13)	N/M	15	586	(97)%
Less: net income from continuing operations attributable to noncontrolling interests	(27)	(30)	(12)%	(77)	(74)	3%
Less: net loss from discontinued operations attributable to noncontrolling interests	—	—	N/M	—	1	N/M
Net income attributable to McGraw Hill Financial, Inc.	$190	$215	(11)%	$731	$1,204	(39)%
N/M - not meaningful

Revenue

The following table provides consolidated revenue information for the periods ended September 30:

(in millions)	Three Months			Nine Months
	2014	2013	% Change	2014	2013	% Change
Subscription / Non-transaction revenue	$770	$719	7%	$2,275	$2,119	7%
Non-subscription / Transaction revenue	$493	$433	14%	$1,486	$1,377	8%

Domestic revenue	$724	$671	8%	$2,170	$2,049	6%
International revenue	$539	$481	12%	$1,591	$1,447	10%

Three Months

Revenue increased $111 million or 10% as compared to the third quarter of 2013. Subscription / non-transaction revenue increased primarily due to growth at S&P Capital IQ due to an increase in the average contract values driven by new customer relationships and increases in existing accounts, growth in non-issuance related revenue for corporate ratings primarily related to higher annual fees, and continued demand for Platts’ proprietary content. Non-subscription / transaction revenue increased primarily due to strong growth in corporate bond ratings revenue, an increase in bank loan ratings and higher assets under management for ETFs and mutual funds at S&P DJ Indices. See “Segment Review” below for further information.

Foreign exchange rates had a favorable impact of $4 million on revenue for the third quarter of 2014. This impact refers to constant currency comparisons estimated by recalculating current year results of foreign operations using the average exchange rate from the prior year.

Nine Months

Revenue increased $265 million or 8% as compared to the first nine months of 2013. Subscription / non-transaction revenue and non-subscription / transaction revenue both increased due to similar reasons as noted above for the quarter. The increase in non/subscription / transaction revenue was partially offset by lower structured finance revenues in the first half of the year.

Revenue was also favorably impacted by reductions to our estimated required sales allowances from improved billing and collection trends at S&P Ratings and the ability to make more accurate and timely estimates of our revenue for certain ETFs at S&P DJ Indices.

See “Segment Review” below for further information.

Foreign exchange rates had a favorable impact of $9 million on revenue for the first nine months of 2014.

Total Expenses

The following tables provide an analysis by segment of our operating-related expenses and selling and general expenses for the periods ended September 30:

Three Months

(in millions)	2014		2013		% Change
	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses
S&P Ratings	$188	$223	$180	$137	4%	63%
S&P Capital IQ	136	99	125	102	9%	(4)%
S&P DJ Indices	23	31	20	24	14%	29%
C&C	73	76	65	70	12%	9%
Intersegment eliminations	(21)	—	(19)	—	(13)%	N/M
Total segments	399	429	371	333	7%	29%
Unallocated expense [1]	—	36	—	44	N/M	(17)%
Total	$399	$465	$371	$377	7%	23%
N/M - not meaningful

[1]	2014 includes restructuring charges of $7 million, and 2013 includes $10 million in costs necessary to enable the separation of MHE and reduce our cost structure.

Operating-Related Expenses

Operating-related expenses increased $28 million or 7% as compared to the third quarter of 2013, primarily driven by increases at S&P Capital IQ of $12 million or 9%, S&P Ratings of $8 million or 4% and C&C of $8 million or 12%. These increases were primarily attributable to increased compensation costs and higher technology costs.

Intersegment eliminations primarily relate to a royalty charged to S&P Capital IQ for the rights to use and distribute content and data developed by S&P Ratings.

Selling and General Expenses

Selling and general expenses in the three months ended September 30, 2014 increased $88 million or 23%, primarily driven by increases at S&P Ratings of $86 million or 63% due to the impact of a charge related to certain regulatory matters, restructuring charges recorded in the third quarter of 2014, higher legal costs, and an increase in compensation costs. Additionally, S&P DJ Indices increased $7 million or 29%, primarily driven by professional fees related to corporate development activities and an increase in compensation costs; and C&C increased $6 million or 9% primarily due to the impact of restructuring charges recorded in the third quarter of 2014.

Depreciation and Amortization

Depreciation and amortization remained relatively flat as compared to the third quarter of 2013.

Nine Months

(in millions)	2014		2013		% Change
	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses
S&P Ratings	$576	$499	$542	$394	6%	27%
S&P Capital IQ	416	296	374	305	11%	(3)%
S&P DJ Indices	67	78	56	81	19%	(3)%
C&C	210	212	199	203	5%	4%
Intersegment eliminations	(64)	—	(57)	—	(12)%	N/M
Total segments	1,205	1,085	1,114	983	8%	10%
Unallocated expense [1]	—	101	—	233	N/M	(57)%
Total	$1,205	$1,186	$1,114	$1,216	8%	(3)%
N/M - not meaningful

[1]
2014 includes restructuring charges of $7 million, and 2013 includes $64 million in costs necessary to enable the separation of MHE and reduce our cost structure and approximately $77 million for pre-tax legal settlements.

Operating-Related Expenses

Operating-related expenses increased $91 million or 8% as compared to the first nine months of 2013, primarily driven by increases at S&P Capital IQ of $42 million or 11% and S&P Ratings of $34 million or 6%. These increases were primarily attributable to an increase in compensation costs and higher technology costs.

Intersegment eliminations primarily relate to a royalty charged to S&P Capital IQ for the rights to use and distribute content and data developed by S&P Ratings.

Selling and General Expenses

Selling and general expenses in the nine months ended September 30, 2014 were impacted by a $60 million charge related to certain regulatory matters, $46 million of restructuring charges and $4 million of professional fees related to corporate development activities. The nine months ended September 30, 2013 were impacted by $64 million in costs necessary to enable the separation of MHE and reduce our cost structure and approximately $77 million for pre-tax legal settlements. Excluding these amounts, selling and general expenses increased slightly as compared to the first nine months of 2013. Increases at S&P Ratings driven by higher legal costs and an increase in compensation costs were partially offset by decreases at S&P Capital IQ, primarily driven by a reduction in professional fees; and S&P DJ Indices, primarily related to a reduction in professional fees and the collection of certain receivables that were previously written off.

Depreciation and Amortization
Depreciation and amortization decreased as compared to the first nine months of 2013, primarily due to the sale of other equipment in the first quarter of 2013, asset write offs in 2013 as we consolidated office locations and an intangible asset that became fully amortized in 2013.

Other (Income) Loss
During the nine months ended September 30, 2014, we completed the following transactions that resulted in a pre-tax loss of $9 million:

•
On July 2, 2014, we entered into an aircraft purchase agreement with Harold W. McGraw III, Chairman of the Company's Board of Directors and former President and CEO of the Company ("Mr. McGraw"). On July 31, 2014, we completed the sale of the Company's aircraft for a purchase price of $20 million, which is modestly higher than the independent appraisal obtained. This transaction was approved by the Nominating and Corporate Governance Committee of the Company's Board of Directors after consultation with members of the Financial Policy Committee. During the three months ended June 30, 2014, we recorded a non-cash impairment charge of $6 million within other (income) loss in our consolidated statement of income as a result of the pending sale.

•
On June 30, 2014, we completed the sale of our data center to Quality Technology Services, LLC (“QTS”) which owns, operates, and manages data centers. Net proceeds from the sale of $58 million were received in July of 2014. The sale includes all of the facilities and equipment on the south campus of our East Windsor, New Jersey location, inclusive of the rights and obligations associated with an adjoining solar power field. The sale resulted in an expense of $3 million recorded within other (income) loss in our consolidated statement of income, which is in addition to the non-cash impairment charge we recorded in the fourth quarter of 2013.

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
As part of our transformation to McGraw Hill Financial, a comprehensive review of our accounting and reporting practices and policies was undertaken. As a result, beginning on January 1, 2014, to the extent they can be attributed to continuing operations, all shared operating services have been allocated to the segments utilizing a methodology that more closely aligns with each segment's usage of these services. The costs that remain in unallocated expense primarily relate to corporate center functions and shared operating costs allocable to discontinued operations reclassified during the current year. The updated methodology is reflected in the segment results for the three and nine months ended September 30, 2014 and accordingly, the segment results for the prior year comparative periods have been reclassified to conform with the new presentation.

The tables below reconcile segment operating profit to total operating profit for the periods ended September 30:

Three Months

(in millions)	2014	2013	% Change
S&P Ratings	$183	$230	(21)%
S&P Capital IQ	64	50	29%
S&P DJ Indices	86	77	12%
C&C	71	87	(18)%
Total segment operating profit	404	444	(9)%
Unallocated expense [1]	(38)	(49)	(20)%
Total operating profit	$366	$395	(8)%
1 2014 includes restructuring charges of $7 million, and 2013 includes $10 million in costs necessary to enable the separation of MHE and reduce our cost structure.

Segment Operating Profit — Decreased $40 million or 9% in the quarter as compared to the third quarter of 2013. Segment operating profit margins were 32% and 39% for the third quarter of 2014 and 2013, respectively. The decrease was the result of a $60 million charge related to certain regulatory matters, partially mitigated by strong revenue growth at S&P Ratings, S&P Capital IQ and S&P DJ Indices. See “Segment Review” below for further information.

Unallocated Expense — These expenses, included in selling and general expenses, mainly include costs for corporate center functions, select initiatives, unoccupied office space and corporate overhead costs allocable to discontinued operations. Unallocated expense for the three months ended September 30, 2014 include restructuring charges of $7 million, and for the three months ended September 30, 2013 include $10 million in costs necessary to enable the separation of MHE. Excluding these costs, unallocated expense in the quarter decreased by $6 million or 16% as compared to the third quarter of 2013, primarily due to lower professional fees.

Foreign exchange rates had a favorable impact of $13 million on operating profit for the third quarter of 2014. This was the result of foreign exchange gains of $4 million in 2014 compared to foreign exchange losses of $9 million in 2013. This impact refers to constant currency comparisons and the remeasurement of monetary assets and liabilities. Constant currency impacts are estimated by re-calculating current year results of foreign operations using the average exchange rate from the prior year. Remeasurement impacts are based on the variance between current-year and prior-year foreign exchange rate fluctuations on assets and liabilities denominated in currencies other than the individual businesses functional currency.

Nine Months

(in millions)	2014	2013	% Change
S&P Ratings	$730	$748	(2)%
S&P Capital IQ	172	149	15%
S&P DJ Indices	260	218	19%
C&C	217	214	2%
Total segment operating profit	1,379	1,329	4%
Unallocated expense [1]	(118)	(242)	(51)%
Total operating profit	$1,261	$1,087	16%
1 2014 includes restructuring charges of $7 million, and 2013 includes $64 million in costs necessary to enable the separation of MHE and reduce our cost structure and approximately $77 million for pre-tax legal settlements.

Segment Operating Profit — Increased $50 million or 4% in the first nine months of 2014 as compared to the first nine months of 2013. Segment operating profit margins were unfavorably impacted by a $60 million charge related to certain regulatory matters, reducing operating margins to 37% from 38% for the first nine months of 2014 and 2013, respectively. The reduction in operating margin was partially offset by strong revenue growth at S&P Ratings, S&P Capital IQ and S&P DJ Indices. See “Segment Review” below for further information.

Unallocated Expense — Unallocated expense includes restructuring charges of $7 million for the nine months ended September 30, 2014 and the nine months ended September 30, 2013 includes $64 million in costs necessary to enable the separation of MHE and reduce our cost structure and approximately $77 million for pre-tax legal settlements. Excluding these costs, unallocated expense increased by $11 million or 11% primarily due to the impact of a $9 million pre-tax loss as discussed previously and an increase in unoccupied office space. See "Other Loss (Income)" above for further discussion.

Foreign exchange rates had a favorable impact of $12 million on operating profit for the first nine months of 2014.

Interest Expense, net

Net interest expense decreased 16% and 12% as compared to the third quarter and first nine months of 2013, respectively, primarily as a result of higher interest income on investments and a reduction in the lease term of an operating lease related to our sale-leaseback transaction with Rock-McGraw, Inc. See Note 11 — Commitments and Contingencies to the consolidated financial statements of this Form 10-Q for further discussion.

Provision for Income Taxes

The effective income tax rate for continuing operations was 39.2% and 32.4% for the three months ended September 30, 2014, and September 30, 2013, respectively. The increase in the effective income tax rate was primarily due to the assumed tax treatment of charges for certain regulatory matters and a tax benefit on the sale of Aviation Week in the third quarter of 2013.

The effective income tax rate for continuing operations was 35.1% and 33.6% for the nine months ended September 30, 2014, and September 30, 2013, respectively. The increase in the effective income tax rate was primarily due to the assumed tax treatment of certain regulatory matters.

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

The following table provides revenue and segment operating profit information for the periods ended September 30:

(in millions)	Three Months			Nine Months
	2014	2013	% Change	2014	2013	% Change
Revenue:
Transaction	$269	$227	18%	$841	$778	8%
Non-transaction	335	313	7%	996	923	8%
Total revenue	$604	$540	12%	$1,837	$1,701	8%
% of total revenue:
Transaction	45%	42%		46%	46%
Non-transaction	55%	58%		54%	54%

Domestic revenue	$316	$290	9%	$977	$927	5%
International revenue	$288	$250	15%	$860	$774	11%

Operating profit [1]	$183	$230	(21)%	$730	$748	(2)%
Operating margin %	30%	43%		40%	44%
1 Includes a $60 million charge for certain regulatory matters and a restructuring charge of $23 million for the three and nine months ended September 30, 2014. The three and nine months ended September 30, 2013 includes a gain on the sale of an equity investment held by CRISIL of $16 million.

Foreign exchange rates had a favorable impact on revenue of $4 million and $10 million for the third quarter and first nine months of 2014, respectively. Foreign exchange and constant currency impacts had a favorable impact on operating profit of $11 million and $15 million for the third quarter and first nine months of 2014, respectively. This was the result of foreign exchange gains and the constant currency impact of $4 million and $9 million for the third quarter and first nine months of 2014, respectively, compared to foreign exchange losses of $7 million and $6 million for the third quarter and first nine months of 2013, respectively.

Revenue

Three Months

Transaction revenue increased compared to the third quarter of 2013 driven by strong growth in corporate bond ratings revenue primarily driven by financial institutions taking advantage of the low interest rate environment to rebuild their capital structures, meet regulatory requirements and pre-finance maturing debt. Transaction revenue was also favorably impacted by growth in bank loan ratings which benefited from increased M&A activity. Additionally, growth was driven by U.S. Public Finance with increased volumes in general obligation and utility issuance.

Non-transaction revenue increased due to growth in annual fees. Annual fees include surveillance fees and other customer relationship-based fees. Increases at CRISIL, primarily related to growth at Irevna as sales to new clients increased and the scope of work expanded with existing clients, also contributed to the growth in non-transaction revenue. Non-transaction revenue includes an intersegment royalty charged to S&P Capital IQ for the rights to use and distribute content and data developed by S&P Ratings. Royalty revenue for the third quarter of 2014 and 2013 was $20 million and $18 million, respectively.

Nine Months

Transaction revenue increased compared to the first nine months of 2013 primarily driven by growth in corporate bond ratings revenue due to the low interest rate environment and higher bank loan ratings. These increases were partially offset by declines in structured finance, primarily due to a decreased number of U.S. collateral loan obligations ("CLO's") rated during 2014, decreased issuance of commercial mortgage-backed securities ("CMBS") in the first quarter of 2014 and a lower volume of rated conduit transactions for the year.

Non-transaction revenue increased for the reasons noted above for the quarter.

Revenue in the first nine months of 2014 was also impacted by reductions in our estimated required sales allowances resulting from improved billing and collection trends.

Operating Profit

Operating profit decreased compared to the third quarter and first nine months of 2013 primarily due to a $60 million charge related to certain regulatory matters, restructuring charges of approximately $23 million recorded in the third quarter of 2014 and the gain on the sale of an equity investment held by CRISIL in the third quarter of 2013. Operating profit was also impacted by increased legal costs primarily driven by increased litigation activity including the Department of Justice case, as well as increased compensation costs related to headcount and higher incentive costs. These reductions to operating profit were partially offset by increased revenue from corporate bond ratings as noted above and a favorable impact from foreign exchange rates.

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

	Third Quarter Compared to Prior Year		Year-to-Date Compared to Prior Year
Corporate Issuance	U.S.	Europe	U.S.	Europe
High-yield issuance	(17)%	(21)%	(18)%	41%
Investment-grade	(11)%	16%	8%	20%
Total new issue dollars — corporate issuance	(12)%	10%	1%	23%

•
Corporate issuance in the U.S. was down in the quarter driven by weakness in both high-yield and investment-grade debt issuance as a result of lower opportunistic refinancing activity; debt maturities have already been extended and credit terms have been favorably restructured for many issuers. Issuance was also negatively impacted by geopolitical concerns. Additionally, investment-grade debt issuances comparisons in the quarter reflect a number of large issuance deals in the third quarter of 2013. Year-to-date corporate issuance in the U.S. was up slightly as increased investment-grade debt issuance reflecting increased issuance in the first half of the year was partially offset by weakness in high-yield debt issuance.

•
Corporate issuance in Europe increased for the quarter and first nine months of 2014 with issuers being attracted to the market in the first half of the year looking to take advantage of improving economic conditions. However, high-yield debt issuance was down in the quarter as a result of economic and social uncertainty in the European markets. Investment grade issuance continued to be strong in the third quarter.

	Third Quarter Compared to Prior Year		Year-to-Date Compared to Prior Year
Structured Finance	U.S.	Europe	U.S.	Europe
Asset-backed securities (“ABS”)	19%	89%	24%	56%
Collateralized debt obligations (“CDO”)	62%	23%	47%	80%
Commercial mortgage-backed securities (“CMBS”)	70%	356%	14%	(79)%
Residential mortgage-backed securities (“RMBS”)	(20)%	(7)%	(17)%	47%
Covered bonds	**	(13)%	**	(9)%
Total new issue dollars — structured finance	37%	8%	24%	7%

**	Represents no activity in 2014 and 2013.

•
ABS issuance in the U.S. was up for both the quarter and year-to-date. The quarterly increase was driven by growth in non-traditional volume related to a diversity of transactions including aircraft, solar and franchise deals and continued strength in autos and credit card activity. Increased auto activity included a mix of prime and subprime loan lending driven by non-banking entities. Credit card activity was up as consumer borrowing continued to expand and favorable spreads encouraged banks to tap into securitization for alternate funding. Student loan activity was primarily driven by the refinancing of Federal Family Education Loan Program ("FFELP") with minimal private market deals. ABS issuance in Europe was also up in the quarter and year-to-date driven by favorable spreads and investors looking for diversification.

•
Issuance was up in the U.S. CDO market for both the quarter and year-to-date. CLO issuance increased as favorable interest rates continued to drive solid corporate loan activity and also provided incentives to refinance legacy transactions. European CDO issuance was also up for both the quarter and year-to-date, although from a low 2013 base.

•
CMBS issuance was up in the U.S. for the quarter and year-to-date. U.S. CMBS issuance reached the highest quarterly volume since 2007. Favorable fundamentals in the sector and tighter spreads drove the increase in volume in the quarter over the prior year period and the second quarter of 2014. European CMBS issuance in the quarter was also up and increases compare to very low activity in 2013 and year-to-date volume was down reflecting decreased issuance in the first half of the year.

•
RMBS volume was down in the U.S. for both the quarter and year-to-date driven by a lower volume of prime deals resulting from unfavorable economics of the transactions, accompanied by a decrease in Servicer Advance activity. European RMBS volume was also down for the quarter resulting from unfavorable economics of the transactions and year-to-date volume was up reflecting increased volume in the first half of the year.

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

For a further discussion of the legal and regulatory environment see Note 11 – Commitments and Contingencies to the consolidated financial statements of this Form 10-Q.

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

The following table provides revenue and segment operating profit information for the periods ended September 30:

(in millions)	Three Months			Nine Months
	2014	2013	% Change	2014	2013	% Change
Revenue:
Subscription revenue	$283	$265	7%	$834	$785	6%
Non-subscription revenue	28	28	—%	85	83	2%
Total revenue	$311	$293	6%	$919	$868	6%

Domestic revenue	$203	$193	5%	$603	$573	5%
International revenue	$108	$100	8%	$316	$295	7%

Operating profit	$64	$50	29%	$172	$149	15%
Operating margin %	21%	17%		19%	17%

Foreign exchange rates had an immaterial impact on revenue for the third quarter and a favorable impact of $1 million on revenue for the first nine months of 2014, and a favorable impact of $1 million on operating profit for the third quarter and first nine months of 2014.

Revenue

Three Months

Revenue grew compared to the third quarter of 2013 primarily due to growth from the S&P Capital IQ Desktop, RatingsXpress® and RatingsDirect®, driven by increases in average contract values for each product from the comparable prior year period. This was partially offset by an unfavorable impact related to the closure of several non-core businesses.

Growth in the average contract value of the S&P Capital IQ Desktop was driven by new customer relationships and increases for existing accounts primarily within the corporate and investment management client market segments. The number of users on the S&P Capital IQ Desktop grew over the third quarter of 2013. S&P Capital IQ Desktop benefited in the third quarter of 2014 from a higher customer retention rate compared to the third quarter of 2013. Increases for existing accounts continued to be driven by bundled solution offerings integrated within the S&P Capital IQ Desktop, new datasets and expanded coverage of existing datasets combined with improved functionality of the S&P Capital IQ Desktop.

Both domestic and international revenue increased over the third quarter of 2013, with international revenue growing at a higher rate than domestic revenue for the second consecutive quarter. International revenue increased 8% over the third quarter of 2013 and represented 35% of S&P Capital IQ's total revenue. International revenue growth in the quarter was primarily driven by sales growth of the S&P Capital IQ Desktop in Europe, Asia and Canada.

The subscription base for RatingsXpress® is growing due to new client relationships and expanded relationships within existing accounts as the number of customers has increased 6% in the third quarter of 2014 as compared to the third quarter of 2013. RatingsXpress® continues to benefit from improvements made to the speed and timeliness through delivery on the Xpressfeed platform. Additionally, RatingsXpress® continues to benefit from increased compliance requirements which have created a greater need for alternative risk tools. RatingsDirect® also had revenue growth in the quarter as increased contract values were driven by the sale of bundled packages including the S&P Capital IQ Desktop. Customer retention rates for both RatingsXpress® and RatingsDirect® also improved compared to the third quarter of 2013.

Nine Months

Revenue grew compared to the first nine months of 2013 due to the factors noted above for the quarter.

Operating Profit

Operating profit increased as compared to the third quarter and first nine months of 2013 due to the increase in revenue as discussed above combined with expense savings from the closure of several non-core businesses. Partially offsetting the increases to operating profit were increased compensation costs primarily due to additional headcount in developing regions, higher technology costs and increased occupancy costs driven by additional space requirements and higher rental rates. Operating profit was also unfavorably impacted by restructuring charges of approximately $4 million recorded in the third quarter of 2014.

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
S&P DJ Indices generates subscription revenue but primarily derives revenue from non-subscription products based on the S&P and Dow Jones Indices. Specifically, S&P DJ Indices generates revenue from the following sources:

•	Investment vehicles — such as exchange traded funds (“ETFs”), which are based on the S&P and Dow Jones Indices and generate revenue through fees based on assets and underlying funds;

•	Listed derivatives — which generate royalties based on trading volumes of derivatives contracts listed on various exchanges;

•	Index-related licensing fees — which are either fixed or variable annual and per-issue fees for over-the-counter derivatives and retail-structured products; and

•	Data subscriptions — which support index fund management, portfolio analytics and research.

The following table provides revenue and segment operating profit information for the periods ended September 30:

(in millions)	Three Months			Nine Months
	2014	2013	% Change	2014	2013	% Change
Revenue:
Non-subscription revenue	$114	$99	16%	$330	$286	15%
Subscription revenue	29	25	11%	82	77	7%
Total revenue	$143	$124	15%	$412	$363	14%

Domestic revenue	$114	$99	16%	$327	$286	14%
International revenue	$29	$25	11%	$85	$77	11%

Operating profit	$86	$77	12%	$260	$218	19%
Less: net operating profit attributable to noncontrolling interests	23	22		69	60
Net operating profit	$63	$55	15%	$191	$158	21%
Operating margin %	61%	62%		63%	60%
Net operating margin %	44%	44%		46%	44%

Foreign exchange rates had an immaterial impact on revenue and operating profit for the third quarter of 2014 and an unfavorable impact of $1 million on revenue and operating profit for the first nine months of 2014.

Revenue

Three Months

Revenue at S&P DJ Indices increased 15% compared to the third quarter of 2013, primarily driven by higher average levels of assets under management ("AUM") for ETFs and mutual funds. Additionally, higher volumes for exchange-traded derivatives contributed to revenue growth.

Fifteen new ETFs were launched during the third quarter of 2014. AUM for ETFs rose 25% to $733 billion in the third quarter of 2014 from $585 billion in the third quarter of 2013. AUM for the third quarter of 2014 surpassed the record amount set in the second quarter of 2014 and S&P DJ Indices continues to be the leading index provider for the ETF market with assets representing 29% of global ETF assets.

Nine Months

Revenue at S&P DJ Indices increased 14% compared to the first nine months of 2013 due to the factors noted above for the quarter. Additionally, a portion of the increase in the first nine months of 2014 was as a result of our ability to make more accurate and timely estimates of our revenue for certain products. The primary example was for a subset of ETF licenses as we are able to extract and validate data to calculate estimates of AUM information for a broader population of funds. Historically, this revenue was recorded when activity was self-reported by customers.

Over-the-counter derivative trading volumes will be unfavorably impacted for the remainder of 2014 driven by the expiration of a licensing arrangement for commodities indices in June of 2014.

Operating Profit

Operating profit grew compared to the third quarter and first nine months of 2013 due to the increase in revenue as discussed above and a reduction of royalty expenses. The reduction of royalty expenses was the result of an earlier purchase of intellectual property rights to certain commodities indices developed by Goldman Sachs, and Broad Market Indices (“BMI”) from Citigroup Global Markets Inc. These expense reductions were partially offset by an increase in compensation costs related to additional headcount, higher incentive costs and professional fees largely related to corporate development activities.

Commodities & Commercial Markets

C&C consists of business-to-business companies specializing in the commodities and commercial markets that deliver their customers access to high-value information, data, analytic services and pricing benchmarks. C&C includes the following brands:

•	Platts — provides essential price data, analytics, and industry insight that enable commodities markets to perform with greater transparency and efficiency; and

•	J.D. Power — provides essential consumer intelligence to help businesses measure, understand, and improve the key performance metrics that drive growth and profitability.

On September 22, 2014, we announced a definitive agreement to sell McGraw Hill Construction, which has historically been part of our C&C segment. Accordingly, the results of operations for all periods presented have been reclassified to reflect the business as a discontinued operation and the assets and liabilities of the business have been reclassified as held for sale for the periods presented. This agreement followed our announcement on March 18, 2014 that we are completing our portfolio rationalization with the evaluation of strategic alternatives for McGraw Hill Construction. See Note 2 — Acquisitions and Divestitures for further discussion.

The C&C business is driven by the need for high-value information and transparency in a variety of industries. C&C delivers premier content that is deeply embedded in customer workflows and decision making processes.

C&C's revenue is generated primarily through the following sources:

•
Subscription revenue — subscriptions to our real-time news, market data and price assessments, along with other print and digital information products, primarily serving the energy and the automotive industry; and

•
Non-subscription revenue — primarily from licensing of our proprietary market price data and price assessments to commodity exchanges, syndicated and proprietary research studies, conference sponsorship, consulting engagements, and events.

As of August 1, 2013, we completed the sale of Aviation Week and the results have been included in C&C's results through that date.

The following table provides revenue and segment operating profit information for the periods ended September 30:

(in millions)	Three Months			Nine Months
	2014	2013	% Change	2014	2013	% Change
Total revenue	$227	$213	7%	$657	$621	6%

Subscription revenue	$145	$134	9%	$427	$391	9%
Non-subscription revenue	$82	$79	4%	$230	$230	—%

Domestic revenue	$102	$98	4%	$296	$291	2%
International revenue	$125	$115	10%	$361	$330	9%

Operating profit [1]	$71	$87	(18)%	$217	$214	2%
Operating margin %	31%	41%		33%	34%
1 Includes a restructuring charge of $12 million for the three and nine months ended September 30, 2014 and a gain on sale of Aviation Week of $11 million for the three and nine months ended September 30, 2013.

Foreign exchange rates had an immaterial impact on revenue and a favorable impact of $1 million on operating profit for the third quarter of 2014 and an unfavorable impact of $1 million and $3 million on revenue and operating profit for the first nine months of 2014, respectively.

Revenue

Three Months

Revenue increased compared to the third quarter of 2013 due to continued demand for Platts’ proprietary content as Platts’ revenue grew across all regions. This growth was mainly driven by strength in Platts’ market data and price assessment products across all commodity sectors, led by petroleum. While petroleum is still the biggest driver, the revenue mix continues to become more diversified as other sectors showed positive growth including petrochemicals, natural gas, coal, metals and agriculture. Platts revenue in the third quarter of 2014 was also favorably impacted by the acquisition of Eclipse Energy Group AS and its operating subsidiaries (“Eclipse”) in July of 2014. See Note 2 — Acquisitions and Divestitures for further discussion.

Additionally, growth at J.D. Power also contributed to the revenue increase. Increases at J.D. Power were driven by strong demand for auto consulting engagements in U.S. and Singapore. Growth in the U.S. Power Information Network® ("PIN") business also contributed to the revenue increase in the quarter. PIN provides real-time automotive information and decision-support tools based on the collection and analysis of daily new- and used-vehicle retail transaction data from thousands of automotive franchises. International revenue at J.D. Power increased 4% in the third quarter of 2014 compared to the third quarter of 2013. The Asia-Pacific region represents approximately 31% of J.D. Power's total revenue.

Nine Months

The C&C revenue increase in the first nine months of 2014 was due to the factors noted above for the quarter.

Operating Profit

Operating profit decreased compared to the third quarter as revenue increases at Platts and J.D. Power noted above were offset by the unfavorable impact of a restructuring charge of $12 million recorded in the third quarter of 2014 and an $11 million gain on the sale of Aviation Week that was recorded in the third quarter of 2013. Additionally, increased costs at J.D. Power and Platts related to additional headcount, merit increases, and other operating costs to support business growth also contributed to the decrease.

Operating profit increased for the first nine months of the year due to the revenue increases discussed above, partially offset by the decreases in operating profit noted above for the quarter.

For a further discussion of the legal and regulatory environment see Note 11 – Commitments and Contingencies to the consolidated financial statements of this Form 10-Q.

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

Cash Flow Overview

Cash and equivalents were $1,918 million as of September 30, 2014, an increase of $376 million from December 31, 2013, and consisted of approximately 50% of domestic cash and 50% of cash held abroad. Typically, cash held outside the U.S. is anticipated to be utilized to fund international operations or to be reinvested outside of the U.S., as a significant portion of our opportunities for growth in the coming years is expected to be abroad. In the event funds from international operations are needed to fund operations in the U.S., we would be required to accrue for and pay taxes in the U.S. to repatriate these funds.

The following table provides cash flow information for the nine months ended September 30:

(in millions)	2014	2013	% Change
Net cash (used for) provided by:
Operating activities from continuing operations	$820	$476	72%
Investing activities from continuing operations	$(35)	$(18)	94%
Financing activities from continuing operations	$(401)	$(1,600)	(75)%
N/M - not meaningful

In the first nine months of 2014, free cash flow increased to $737 million compared to $365 million in the first nine months of 2013, an increase of $372 million. The increase is primarily due to the increase in cash provided by operating activities as discussed below. Free cash flow is a non-GAAP financial measure and reflects our cash flow provided by operating activities less capital expenditures and dividends and other payments paid to noncontrolling interests. Capital expenditures include purchases of property and equipment and additions to technology projects. See “Reconciliation of Non-GAAP Financial Information” below for a reconciliation of cash flow provided by operating activities, the most directly comparable U.S. GAAP financial measure, to free cash flow.

Operating activities

Cash provided by operating activities was $820 million for the first nine months of 2014 compared to cash provided by operating activities of $476 million for the first nine months of 2013, an increase of $344 million. The increase is mainly due to a tax refund received in the first quarter of 2014 related to an overpayment in 2013 and the timing of our estimated tax payment which was made in the first quarter of 2013 as compared to the fourth quarter of 2012. These increases were partially offset by higher incentive payments in 2014.

Investing activities

Our cash outflows from investing activities are primarily for acquisitions and capital expenditures, while cash inflows are primarily proceeds from dispositions.

Cash used for investing activities increased $17 million to $35 million for the first nine months of 2014, primarily due to cash paid for acquisitions in 2014, partially offset by net proceeds of $58 million from the sale of our data center to QTS and proceeds from the sale of the Company's aircraft. Refer to Note 2 — Acquisitions and Divestitures to our unaudited consolidated financial statements for further information.

Financing activities

Our cash outflows from financing activities consist primarily of share repurchases, dividends to shareholders and repayments of short-term debt, while cash inflows are primarily proceeds from the exercise of stock options.

Cash used for financing activities was $401 million in the first nine months of 2014 as compared to $1,600 million in the first nine months of 2013. This decrease is primarily attributable to an decrease in cash used for share repurchases and the repayment of short-term debt that occurred in the first quarter of 2013.

During the first nine months of 2014, we used cash to repurchase 4.6 million shares for $362 million at an average price paid per share of $79.02, excluding commissions. Included in the repurchase were 0.5 million shares of the Company's common stock from the personal holdings of Harold W. McGraw III, Chairman of the Company's Board of Directors and former President and CEO of the Company ("Mr. McGraw") The shares were purchased at a discount of 0.35% from the June 24, 2014 New York Stock Exchange closing price pursuant to a private transaction with Mr. McGraw. We repurchased these shares with cash for $41 million at an average price of $82.66 per share. This transaction was approved by the Nominating and Corporate Governance Committee of the Company's Board of Directors after consultation with members of the Financial Policy Committee.

Additional Financing

Currently, we have the ability to borrow a total of $1.0 billion through our commercial paper program, which is supported by our $1.0 billion four-year credit agreement (our “credit facility”) that we entered into in June of 2013. This credit facility will terminate on June 19, 2017. As of September 30, 2014 and December 31, 2013, we had no outstanding commercial paper.

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

(in millions)	2014	2013
Cash provided by operating activities from continuing operations	$820	$476
Capital expenditures	(52)	(55)
Dividends and other payments paid to noncontrolling interests	(31)	(56)
Free cash flow	$737	$365

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

RECENT ACCOUNTING STANDARDS

See Note 12 – Recent Accounting Standards to the consolidated financial statements of this Form 10-Q for further information.

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements,” as defined in the Private Securities Litigation Reform Act of 1995. These statements, which express management’s current views concerning future events or results, use words like “anticipate,” “assume,” “believe,” “continue,” “estimate,” “expect,” “future,” “intend,” “plan,” “project” and similar terms, and future or conditional tense verbs like “could,” “may,” “might,” “should,” “will” and “would.” For example, we may use forward-looking statements when addressing topics such as: the outcome of contingencies; future actions by regulators; changes in our business strategies and methods of generating revenue; the development and performance of our services and products; the expected impact of acquisitions and dispositions; our effective tax rates; and our cost structure, dividend policy, cash flow and liquidity.

Forward-looking statements are subject to inherent risks and uncertainties. Factors that could cause actual results to differ materially from those expressed or implied in our forward-looking statements include, among other things:

•
the regulatory environment affecting Standard & Poor’s Ratings Services, Platts, S&P Dow Jones Indices, S&P Capital IQ and our other businesses, including new and amended applicable regulations and our compliance therewith;

•	the outcome of litigation, government and regulatory proceedings, investigations and inquiries;

•	worldwide economic, financial, political and regulatory conditions;

•	the health of debt and equity markets, including credit quality and spreads, the level of liquidity and future debt issuances;

•	the level of interest rates and the strength of the credit and capital markets in the U.S. and abroad;

•	the demand and market for debt ratings in and across the sectors and geographies where we operate;

•	the effect of competitive products and pricing;

•	the level of success of new product development and global expansion;

•	the level of merger and acquisition activity in the U.S. and abroad;

•	the volatility of the energy marketplace;

•	the health of the commodities markets;

•	the strength and performance of the domestic and international automotive markets;

•	the level of our future cash flows;

•	our ability to make acquisitions and dispositions and to integrate, and realize expected synergies, savings or benefits from, the businesses we acquire;

•
our ability to maintain adequate physical, technical and administrative safeguards to protect the security of confidential information and data, and the potential of a system or network disruption that results in regulatory penalties, remedial costs and/or improper disclosure of confidential information or data;

•	the level of our capital investments;

•	the level of restructuring charges we incur;

•
our ability to successfully recover should we experience a disaster or other business continuity problem, such as a hurricane, flood, earthquake, terrorist attack, pandemic, security breach, cyber attack, power loss, telecommunications failure or other natural or man-made disaster;

•	changes in applicable tax or accounting requirements;

•	the impact on our net income caused by fluctuations in foreign currency exchange issues; and

•
our exposure to potential criminal sanctions or civil remedies if we fail to comply with foreign and U.S. laws and regulations that are applicable in the domestic and international jurisdictions in which we operate, including sanctions laws relating to countries such as Iran, Russia, Cuba, Sudan and Syria, anti-corruption laws such as the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act of 2010, local laws prohibiting corrupt payments to government officials, as well as import and export restrictions.

The factors above are not exhaustive. McGraw Hill Financial, Inc. and it subsidiaries operate in a dynamic business environment in which new risks may emerge frequently. Accordingly, we caution readers not to place undue reliance on the above forward-looking statements, which speak only as of the dates on which they are made. The Company undertakes no obligation to update or revise any forward-looking statement to reflect events or circumstances arising after the date on which it is made. Further information about our businesses, including information about factors that could materially affect our results of operations and financial condition, is contained in the Company’s filings with the Securities and Exchange Commission, including the “Risk Factors” section in our most recently filed Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in our exposure to market risk during the nine months ended September 30, 2014 from those disclosed in our Form 10-K for the year ended December 31, 2013.

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

As of September 30, 2014, an evaluation was performed under the supervision and with the participation of management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the U.S. Securities Exchange Act of 1934). Based on that evaluation, management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2014.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings

See Note 11 – Commitments and Contingencies - Legal & Regulatory Matters to the consolidated financial statements of this Form 10-Q for information on our legal proceedings.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On December 4, 2013, the Board of Directors approved a new stock repurchase program authorizing the purchase of up to 50 million shares, which was approximately 18% of the company's outstanding shares at that time. As of September 30, 2014, 45.6 million shares remained under our current repurchase program.

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

We did not make any purchases of our outstanding common stock during the third quarter of 2014 pursuant to our current repurchase program.
Item 5. Other Information

IRAN THREAT REDUCTION AND SYRIA HUMAN RIGHTS ACT DISCLOSURE

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which amended the Securities Exchange Act of 1934, an issuer is required to disclose in its annual or quarterly reports, as applicable, whether, during the reporting period, it or any of its affiliates knowingly engaged in certain activities, transactions or dealings relating to Iran or with individuals or entities designated pursuant to certain Executive Orders. Disclosure is generally required even where the activities, transactions or dealings were conducted in compliance with applicable laws and regulations.

Revenue in the third quarter of 2014 attributable to the transactions or dealings by the Company described below was approximately $161,440, with net profit from such sales being a fraction of the revenues.

During the third quarter of 2014, one of the Company’s divisions, a provider of energy-related information in over 150 countries, sold information and informational materials, which are generally exempt from U.S. economic sanctions, to twelve subscribers in Iran that are designated by the Treasury Department’s Office of Foreign Assets Control (“OFAC”) pursuant to Executive Order 13382 and/or are owned or controlled, or appear to be owned or controlled, by the Government of Iran (the “GOI”). The Company, among other things, offers customers that subscribe to its publications access to proprietary data, analytics, and industry information that enable commodities markets to perform with greater transparency and efficiency. This division provided such data related to the energy and petrochemicals markets to the subscribers in Iran referenced above, generating revenue that was a deminimis portion of both division's and the Company’s revenue. One of the twelve Iran-linked customers is designated by OFAC pursuant to Executive Order 13382; one is designated by OFAC pursuant to Executive Order 13382 and as a GOI entity; five are designated by OFAC as GOI entities; and five appear, based on publicly available information, to be owned or controlled by GOI entities. We believe that these transactions were permissible under U.S. sanctions pursuant to certain statutory and regulatory exemptions for the exportation of information and informational materials. The Company is reviewing whether to continue to provide these products to these Iranian customers in the future.

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

McGraw Hill Financial, Inc.
Registrant

Date:	October 29, 2014	By:	/s/ Jack F. Callahan, Jr.
Jack F. Callahan, Jr.
Executive Vice President and Chief Financial Officer

Date:	October 29, 2014	By:	/s/ Emmanuel N. Korakis
Emmanuel N. Korakis
Senior Vice President and Corporate Controller