Form 10-K
period 2014-12-31
MCGRAW HILL FINANCIAL INC
filed 2015-02-13
CIK 64040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014
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
YES ☐   NO ☑

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
YES ☐    NO ☑

The aggregate market value of voting stock held by non-affiliates of the Registrant as of the last business day of the second fiscal quarter ended June 30, 2014, was $22.5 billion, based on the closing price of the common stock as reported on the New York Stock Exchange of $83.03 per common share. For purposes of this calculation, it is assumed that directors, executive officers and beneficial owners of more than 10% of the registrant outstanding stock are affiliates. The number of shares of common stock of the Registrant outstanding as of January 30, 2015 was 273.5 million shares.

Part III incorporates information by reference from the definitive proxy statement for the 2015 annual meeting of shareholders.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements,” as defined in the Private Securities Litigation Reform Act of 1995. These statements, which express management’s current views concerning future events, trends, contingencies or results, appear at various places throughout this report and use words like “anticipate,” “assume,” “believe,” “continue,” “estimate,” “expect,” “forecast,” “future,” “intend,” “plan,” “potential,” “predict,” “project,” “strategy,” “target” and similar terms, and future or conditional tense verbs like “could,” “may,” “might,” “should,” “will” and “would.” For example, we may use forward-looking statements when addressing topics such as: the outcome of contingencies; future actions by regulators; changes in our business strategies and methods of generating revenue; the development and performance of our services and products; the expected impact of acquisitions and dispositions; our effective tax rates; and our cost structure, dividend policy, cash flows or liquidity.
Forward-looking statements are subject to inherent risks and uncertainties. Factors that could cause actual results to differ materially from those expressed or implied in our forward-looking statements include, among other things:

•
the rapidly evolving regulatory environment, in the United States and abroad, affecting Standard & Poor’s Ratings Services, Platts, S&P Dow Jones Indices, S&P Capital IQ and our other businesses, including new and amended regulations and our compliance therewith;

•	the outcome of litigation, government and regulatory proceedings, investigations and inquiries;

•	worldwide economic, financial, political and regulatory conditions;

•	the health of debt and equity markets, including credit quality and spreads, the level of liquidity and future debt issuances;

•	the level of interest rates and the strength of the credit and capital markets in the U.S. and abroad;

•	the demand and market for credit ratings in and across the sectors and geographies where we operate;

•	concerns in the marketplace affecting our credibility or otherwise affecting market perceptions of the integrity or utility of independent credit agency ratings;

•
our ability to maintain adequate physical, technical and administrative safeguards to protect the security of confidential information and data, and the potential of a system or network disruption that results in regulatory penalties, remedial costs and/or improper disclosure of confidential information or data;

•	the effect of competitive products and pricing;

•	consolidation in our end customer market;

•	the impact of cost-cutting pressures across the financial services industry;

•	a decline in the demand for credit risk management tools by financial institutions;

•	the level of success of new product development and global expansion;

•	the level of merger and acquisition activity in the U.S. and abroad;

•	the volatility of the energy marketplace;

•	the health of the commodities markets;

•	the impact of cost-cutting pressures and reduced trading in oil and other commodities markets;

•	the level of our future cash flows;

•	our ability to make acquisitions and dispositions and to integrate, and realize expected synergies, savings or benefits from, the businesses we acquire;

•	the level of our capital investments;

•	the level of restructuring charges we incur;

•	the strength and performance of the domestic and international automotive markets;

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

The factors above are not exhaustive. McGraw Hill Financial, Inc. and it subsidiaries operate in a dynamic business environment in which new risks may emerge frequently. Accordingly, we caution readers not to place undue reliance on the above forward-looking statements, which speak only as of the dates on which they are made. The Company undertakes no obligation to update or revise any forward-looking statement to reflect events or circumstances arising after the date on which it is made. Further information about our businesses, including information about factors that could materially affect our results of operations and financial condition, is contained in the Company’s filings with the SEC, including Item 1a, Risk Factors, in this Annual Report on Form 10-K.

PART I

Item 1. Business

Overview

McGraw Hill Financial, Inc. (together with its consolidated subsidiaries, the “Company,” the “Registrant,” “we,” “us” or “our”) is a leading benchmarks & ratings, analytics, data and research provider serving the global capital, commodities and commercial markets. The capital markets include asset managers, investment banks, commercial banks, exchanges, and issuers; the commodities markets include producers, traders and intermediaries within energy, metals, and agriculture; and the commercial markets include professionals and corporate executives within automotive and marketing / research information services. We serve our global customers through a broad range of products and services available through both third-party and proprietary distribution channels.
We were incorporated in December 1925 under the laws of the state of New York.

On November 3, 2014, we completed the sale of McGraw Hill Construction, which has historically been part of our Commodities & Commercial segment, to Symphony Technology Group for $320 million in cash, completing the portfolio rationalization to create McGraw Hill Financial. We recorded an after-tax gain on the sale of $160 million, which is included in income from discontinued operations, net of tax in the consolidated statement of income for the year ended December 31, 2014. We intend to use a portion of the after-tax proceeds to make selective acquisitions, investments, share repurchases and for general corporate purposes.

On March 22, 2013, we completed the sale of McGraw-Hill Education ("MHE") to investment funds affiliated with Apollo Global Management, LLC for a purchase price of $2.4 billion in cash. We recorded an after-tax gain on the sale of $589 million, which is included in income from discontinued operations, net of tax in the consolidated statement of income for the year ended December 31, 2013. We have used a portion of the after-tax proceeds from the sale to pay down short-term debt, for the special dividend paid in 2012, and to continue share repurchases. We intend to continue to use a portion of the after-tax proceeds to make selective acquisitions, investments, share repurchases and for general corporate purposes.

In 2014, we continued to focus on investments in targeted financial assets, divested selected non-core assets, reductions in our real estate portfolio and increased shareholder return.

Investments in Targeted Financial Assets / Divested Selected Non-Core Assets
During 2014, we continued to execute our strategy of exiting non-core assets while investing for growth in markets that have size and scale.

•	Commodities & Commercial — we acquired Eclipse Energy Group AS which complements our North American natural gas capabilities, which we obtained from our Bentek Energy LLC acquisition in 2011;

•
S&P Ratings — we acquired BRC Investor Services S.A., a Colombia-based ratings firm providing risk classifications of banks, financial services providers, insurance companies, corporate bonds and structured issues that will expand our presence in the Latin American credit markets.

In 2014, in addition to the divestiture of McGraw Hill Construction discussed above, we streamlined our infrastructure by reducing our real estate footprint by selling our data facility, initiating the consolidation of our corporate headquarters with our operations in New York City, as well as disposing of our corporate aircraft.
During 2013, we acquired approximately 11 million equity shares representing 15.07% of CRISIL Limited's ("CRISIL") total outstanding equity shares for $214 million, increasing our ownership percentage in CRISIL to 67.84% from 52.77%.

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

During 2012, we completed several acquisitions and formed a joint venture that we believe position us for long-term growth across all our segments.

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

Increased Shareholder Return
During the three years ended December 31, 2014, we have returned $3.3 billion to our shareholders through a combination of share repurchases, our quarterly dividend and a special dividend.

We completed share repurchases of $1.6 billion and distributed regular quarterly dividends totaling approximately $920 million during the three years ended December 31, 2014. On December 6, 2012, our Board of Directors approved a special dividend in the amount of $2.50 per share on our common stock, payable on December 27, 2012 to shareholders of record on December 18, 2012. This returned an additional approximately $700 million to our shareholders. Also, on February 12, 2015, the Board of Directors approved an increase in the quarterly common stock dividend from $0.30 per share to $0.33 per share.

Our Businesses

Our operations consist of four reportable segments: Standard & Poor’s Ratings Services (“S&P Ratings”), S&P Capital IQ, S&P Dow Jones Indices ("S&P DJ Indices") and Commodities & Commercial (“C&C”).

S&P Ratings
S&P Ratings is an independent provider of credit ratings, research and analytics and offers investors and market participants information, ratings and benchmarks. Credit ratings are one of several tools that investors can use when making decisions about purchasing bonds and other fixed income investments. They are opinions about credit risk and our ratings express our opinion about the ability and willingness of an issuer, such as a corporation or state or city government, to meet its financial obligations in full and on time. Our credit ratings can also relate to the credit quality of an individual debt issue, such as a corporate or municipal bond, and the relative likelihood that the issuer may default.

With offices in over 25 countries around the world, S&P Ratings is an important part of the world's financial infrastructure and has played a leading role for over 150 years in providing investors with information and independent benchmarks for their investment and financial decisions as well as access to the capital markets. The key constituents S&P Ratings serves are investors; corporations; governments; municipalities; commercial and investment banks; insurance companies; asset managers; and other debt issuers.

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

For a discussion on the competitive conditions in our S&P Ratings business, see “MD&A – Segment Review – Standard & Poor’s Ratings Services” contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this Annual Report on Form 10-K.

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

For a discussion on the competitive conditions in our S&P Capital IQ business, see “MD&A – Segment Review – S&P Capital IQ” contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this Annual Report on Form 10-K.
S&P Dow Jones Indices
S&P DJ Indices is a global index provider that maintains a wide variety of indices to meet an array of investor needs. S&P DJ Indices’ mission is to provide transparent benchmarks to help with decision making, collaborate with the financial community to create innovative products and provide investors with tools to monitor world markets.
S&P DJ Indices primarily generates revenue from non-subscription products based on the S&P and Dow Jones Indices, and also generates subscription revenue. Specifically, S&P DJ Indices generate revenue from the following sources:

•	Investment vehicles — such as exchange traded funds (“ETFs”), which are based on the S&P Dow Jones Indices' benchmarks and generate revenue through fees based on assets and underlying funds;

•	Exchange Listed derivatives — which generate royalties based on trading volumes of derivatives contracts listed on various exchanges;

•	Index-related licensing fees — which are either fixed or variable annual and per-issue fees for over-the-counter derivatives and retail-structured products; and

•	Data and customized index subscription fees — which support index fund management, portfolio analytics and research.

For a discussion on the competitive conditions in our S&P DJ Indices business, see “MD&A – Segment Review – S&P DJ Indices” contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and “Risk Factors - Consolidation of customers as well as staffing levels across our customer base could impact our available markets and revenue growth” contained in Item 1a, Risk Factors, in this Annual Report on Form 10-K.
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

The C&C business is driven by the need for high-value information and transparency in a variety of industries. C&C seeks to deliver premier content that is deeply embedded in customer workflows and decision making processes. Our commodities business serves producers, traders, intermediaries within energy, metals and agriculture markets. Our commercial business serves professionals and executives within automotive and marketing / research services markets.

C&C's revenue is generated primarily through the following sources:

•	Subscription revenue — subscriptions to our real-time news, market data and price assessments, along with other information products, primarily serving the energy and the automotive industry; and

•
Non-subscription revenue — primarily from licensing of our proprietary market price data and price assessments to commodity exchanges, syndicated and proprietary research studies, conference sponsorship, consulting engagements and events.

For a discussion on the competitive conditions in our C&C business, see “MD&A – Segment Review – Commodities & Commercial” contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this Annual Report on Form 10-K.
Our Strategy

We strive to be the leading provider of transparent and independent benchmarks & ratings, analytics, data and research in the global capital, commodities and commercial markets. We seek to promote sustainable growth in the global capital, commodities and commercial markets by providing customers with essential intelligence and superior service. We intend to provide essential intelligence through benchmarks and ratings, analytics, data, and research that enables mission-critical decisions in investment management, investment banking, CBIS (commercial banking, insurance and specialty), and corporates.

We are aligning our efforts against two key strategic priorities: creating growth and driving performance.

Creating Growth

•	We will strive to drive global growth by focusing on customers and innovation.

Driving Performance

•	We will strive to boost operational excellence, productivity, risk management, and compliance; and to attract and develop the finest talent.

There can be no assurance that we will achieve success in implementing any one or more of these strategies as a variety of factors could unfavorably impact operating results, including prolonged difficulties in the global credit markets and a change in the regulatory environment affecting our businesses. See Item 1a, Risk Factors, in this Annual Report on Form 10-K.

Further projections and discussion on our 2015 outlook for our segments can be found within “MD&A – Results of Operations”.

Segment and Geographic Data

The relative contribution of our operating segments to operating revenue, operating profit, long-lived assets and geographic area for the three years ended December 31, 2014 are included in Note 11 – Segment and Geographic Information to the consolidated financial statements under Item 8, Consolidated Financial Statements and Supplementary Data, in this Form 10-K.

Our Personnel

As of December 31, 2014, we had approximately 17,000 employees located worldwide, of which approximately 5,000 were employed in the United States.

Available Information

The Company's investor kit includes Annual Reports on Form 10-K, Proxy Statements, Quarterly Reports on Form 10-Q, current reports on Form 8-K, the current earnings release and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. For online access to the Digital Investor Kit, go to http://investor.mhfi.com. Requests for printed copies, free of charge, can be e-mailed to investor.relations@mhfi.com or mailed to Investor Relations, McGraw Hill Financial, Inc., 1221 Avenue of the Americas, New York, NY 10020-1095. Interested parties can also call Investor Relations toll-free at 866-436-8502

(domestic callers) or 212-512-2192 (international callers). The information on our website is not, and shall not be deemed to be part hereof or incorporated into this or any of our filings with the SEC.

Access to more than 10 years of the Company's filings made with the Securities and Exchange Commission is available through the Company's Investor Relations Web site. Go to http://investor.mhfi.com and click on the SEC Filings link. In addition, these filings are available to the public on the Commission's Web site through their EDGAR filing system at www.sec.gov. Interested parties may also read and copy materials that the Company has filed with the Securities and Exchange Commission (“SEC”) at the SEC's public reference room located at 100 F Street, NE, Washington, D.C. 20549 on official business days between the hours of 10AM and 3PM. Please call the Commission at 1-800-SEC-0330 for further information on the public reference room.

Item 1a. Risk Factors

We are providing the following cautionary statements which identify all known material risks, uncertainties and other factors that could cause our actual results to differ materially from historical and expected results.
We operate in the capital, commodities and commercial markets. The capital markets include asset managers, banks, exchanges, issuers and financial advisors; the commodities markets include producers, traders and intermediaries within energy, metals, and agriculture; and the commercial markets include professionals and corporate executives within marketing / research information services. Certain risk factors are applicable to certain of our individual segments while other risk factors are applicable company-wide.
Exposure to litigation and government and regulatory proceedings, investigations and inquiries could have a material adverse effect on our business, financial condition or results of operations.

•
In the normal course of business, both in the United States and abroad, we and our subsidiaries are defendants in numerous legal proceedings and are often the subject of government and regulatory proceedings, investigations and inquiries, as discussed under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this Annual Report on Form 10-K and in Note 12 - Commitments and Contingencies to the consolidated financial statements under Item 8, Consolidated Financial Statements and Supplementary Data, in this Annual Report on Form 10-K, and we face the risk that additional proceedings, investigations and inquiries will arise in the future.

•
Many of these proceedings, investigations and inquiries relate to the ratings activity of S&P Ratings brought by issuers and alleged purchasers of rated securities. In addition, various government and self-regulatory agencies frequently make inquiries and conduct investigations into our compliance with applicable laws and regulations, including those related to ratings activities and antitrust matters.

•
Any of these proceedings, investigations or inquiries could ultimately result in adverse judgments, damages, fines, penalties or activity restrictions, which could have a material adverse effect on our business, financial condition or results of operations.

•
In view of the uncertainty inherent in litigation and government and regulatory enforcement matters, we cannot predict the eventual outcome of the matters we are currently facing or the timing of their resolution, or in most cases reasonably estimate what the eventual judgments, damages, fines, penalties or impact of activity restrictions may be. As a result, we cannot provide assurance that the outcome of the matters we are currently facing or that we may face in the future will not have a material adverse effect on our business, financial condition or results of operations.

•
As litigation or the process to resolve pending matters progresses, as the case may be, we continuously review the latest information available and assess our ability to predict the outcome of such matters and the effects, if any, on our consolidated financial condition, cash flows, business and competitive position, which may require that we record liabilities in the consolidated financial statements in future periods.

•
Legal proceedings impose additional expenses on the Company and require the attention of senior management to an extent that may significantly reduce their ability to devote time addressing other business issues.

•
Risks relating to legal proceedings may be heightened in foreign jurisdictions that lack the legal protections or liability standards comparable to those that exist in the United States. In addition, new laws and regulations have been and may continue to be enacted that establish lower liability standards, shift the burden of proof or relax pleading requirements, thereby increasing the risk of successful litigations in the United States and in foreign jurisdictions. These litigation risks are often difficult to assess or quantify and could have a material adverse effect on our business, financial condition or results of operations.

•
We may not have adequate insurance or reserves to cover these risks, and the existence and magnitude of these risks often remains unknown for substantial periods of time and could have a material adverse effect on our business, financial condition or results of operations.

Changes in the volume of securities issued and traded in domestic and/or global capital markets and changes in interest rates and volatility in the financial markets could have a material adverse effect on our business, financial condition or results of operations.

•
Our business is impacted by general economic conditions and volatility in the United States and world financial markets. Therefore, since a significant component of our credit-rating based revenue is transaction-based, and is essentially dependent on the number and dollar volume of debt securities issued in the capital markets, unfavorable financial or economic conditions that either reduce investor demand for debt securities or reduce issuers’ willingness or ability to issue such securities could reduce the number and dollar volume of debt issuances for which S&P Ratings provides credit ratings.

•
Increases in interest rates or credit spreads, volatility in financial markets or the interest rate environment, significant political or economic events, defaults of significant issuers and other market and economic factors may negatively impact the general level of debt issuance, the debt issuance plans of certain categories of borrowers, the level of derivatives trading and/or the types of credit-sensitive products being offered, any of which could have a material adverse effect on our business, financial condition or results of operations.

•
Any weakness in the macroeconomic environment could constrain customer budgets across the markets we serve, potentially leading to a reduction in their employee headcount and a decrease in demand for our subscription-based products.

Increasing regulation of our S&P Ratings business in the United States and abroad can increase our costs of doing business and therefore could have a material adverse effect on our business, financial condition or results of operations.

•
The financial services industry is highly regulated, rapidly evolving and subject to the potential for increasing regulation in the United States and abroad. The businesses conducted by S&P Ratings are in certain cases regulated under the Credit Rating Agency Reform Act of 2006 (the “Reform Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the U.S. Securities Exchange Act of 1934 (the “Exchange Act”), and/or the laws of the states or other jurisdictions in which they conduct business.

•
In the past several years, the U.S. Congress, the International Organization of Securities Commissions ("IOSCO"), the SEC and the European Commission, including through the European Securities Market Authority ("ESMA"), as well as regulators in other countries in which S&P Ratings operates, have been reviewing the role of rating agencies and their processes and the need for greater oversight or regulations concerning the issuance of credit ratings or the activities of credit rating agencies. Other laws, regulations and rules relating to credit rating agencies are being considered by local, national, foreign and multinational bodies and are likely to continue to be considered in the future, including provisions seeking to reduce regulatory and investor reliance on credit ratings, rotation of credit rating agencies and liability standards applicable to credit rating agencies.

•
These laws and regulations, and any future rulemaking, could result in reduced demand for credit ratings and increased costs, which we may be unable to pass through to customers. In addition, there may be uncertainty over the scope, interpretation and administration of such laws and regulations. We may be required to incur significant expenses in order to ensure compliance and mitigate the risk of fines, penalties or other sanctions. Legal proceedings could become increasingly lengthy and there may be uncertainty over and exposure to liability. It is difficult to accurately assess the future impact of legislative and regulatory requirements on our business and our customers’ businesses, and they may affect S&P Ratings’ communications with issuers as part of the rating assignment process, alter the manner in which S&P Ratings’ ratings are developed, affect the manner in which S&P Ratings or its customers or users of credit ratings operate, impact the demand for ratings and alter the economics of the credit ratings business. Each of these developments increase the costs and legal risk associated with the issuance of credit ratings and may have a material adverse effect on our operations, profitability and competitiveness, the demand for credit ratings and the manner in which such ratings are utilized.

•	Additional information regarding rating agencies is provided under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this Annual Report on Form 10-K.
Our S&P DJ Indices and C&C businesses are subject to the potential for increasing regulatory review in the United States and abroad, which can increase our costs of doing business and therefore could have a material adverse effect on our business, financial condition or results of operations.

•	In addition to the extensive and evolving U.S. laws and regulations, foreign jurisdictions have taken measures to increase regulation of the financial services industry.

•
On October 5, 2012, IOSCO issued its Principles for Oil Price Reporting Agencies ("PRA Principles"), which IOSCO states are intended to enhance the reliability of oil price assessments that are referenced in derivative contracts subject to regulation by IOSCO members. Platts has taken steps to align its operations with the PRA Principles and, as recommended by IOSCO in its final report on the PRA Principles, is in the process of completing its alignment to the PRA Principles for other commodities for which it publishes benchmarks. The cost of compliance with the PRA Principles as well as obtaining annual third-party reviews of its adherence to the PRA Principles will increase Platts’ cost of doing business.

•
In July 2013, IOSCO issued its Principles for Financial Benchmarks ("Financial Benchmark Principles"), which are intended to promote the reliability of benchmark determinations, and address governance, benchmark quality and accountability mechanisms, including with regard to the indices published by S&P DJ Indices. S&P DJ Indices has taken steps to align its operations with the Financial Benchmark Principles.

•
Benchmark regulation is continuing to be considered in the European Union, and at the same time the United Kingdom is also reviewing its domestic framework for the supervision of benchmark administrators; as a result of these measures, as well as measures that could be taken in other jurisdictions outside of Europe, S&P DJ Indices and Platts could, in due course, be required to obtain registration or authorization in connection with their benchmark and price assessment activities in Europe and elsewhere.

•
The European Union has recently finalized a package of legislative measures known as MiFID II ("MiFID II"), which revise and update the existing E.U. Markets in Financial Instruments Directive framework. MiFID II will apply in full in all E.U. Member States from January 3, 2017. MiFID II includes provisions that, among other things: (i) impose new conditions and requirements on the licensing of benchmarks and provide for non-discriminatory access to exchanges and clearing houses; (ii) modify the categorization and treatment of certain classes of derivatives; (iii) expand the categories of trading venue that are subject to regulation; and (iv) provide for the mandatory trading of certain derivatives on exchanges (complementing the mandatory derivative clearing requirements in the E.U. Market Infrastructure Regulation of 2011). Although the MiFID II package is “framework” legislation (meaning that much of the detail of the rules will be set out in subordinate measures to be agreed upon in the period before 2017), it is possible that the introduction of these laws and rules could affect S&P DJ Indices’ and Platts’ abilities both to administer and license their indices and price assessments, respectively.

Changes to regulations in the United States and abroad may impact our S&P Capital IQ business by increasing the costs of doing business globally, which could have a material adverse effect on our business, financial condition or results of operations.

•
S&P Capital IQ operates regulated businesses in the United States, the United Kingdom and certain other countries. These businesses and other S&P Capital IQ businesses may increasingly become subject to new or more stringent regulations that will increase the cost of doing business, which could have a material adverse effect on our business, financial condition or results of operations.

•
MiFID II and the Market Abuse Regulation (“MAR”) likely will impose additional regulatory burdens on McGraw Hill Financial Research Europe Limited ("MHFRE") activities in the European Union, although the exact severity and cost are not yet known.

We may become subject to liability based on the use of our products by our clients.

•
Some of our products support the investment processes of our clients, which, in the aggregate, manage trillions of dollars of assets. Use of our products as part of the investment process creates the risk that clients, or the parties whose assets are managed by our clients, may pursue claims against us for very significant dollar amounts.

•
Any such claim, even if the outcome were to be ultimately favorable to us, would involve a significant commitment of our management, personnel, financial and other resources and could have a negative impact on our reputation. In addition, such claims and lawsuits could have a material adverse effect on our business, financial condition or results of operations.

Increased competition could result in a loss of market share or revenue.

•
The markets for credit ratings, financial research, investment and advisory services, index-based products, and commodities price assessments and related news and information about the commodities markets are intensely competitive. S&P Ratings, S&P Capital IQ, S&P DJ Indices and C&C compete domestically and internationally on the basis of a number of factors, including the quality of its ratings, research and advisory services, client service, reputation, price, geographic scope, range of products and technological innovation.

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

•
Sustained downward pressure on oil and other commodities prices and trading activity in those markets could have a material adverse effect on the rate of growth of Platts’ revenue, including subscription and licensing fees.

Introduction of new products, services or technologies could impact our profitability.

•
We operate in highly competitive markets that continue to change to adapt to customer needs. In order to maintain a competitive position, we must continue to invest in new offerings and new ways to deliver our products and services. These investments may not be profitable or may be less profitable than what we have experienced historically.

•	We could experience threats to our existing businesses from the rise of new competitors due to the rapidly changing environment in which we operate.

•
We rely on our information technology environment and certain critical databases, systems and applications to support key product and service offerings. We believe we have appropriate policies, processes and internal controls to ensure the stability of our information technology, provide security from unauthorized access to our systems and maintain business continuity, but our business could be subject to significant disruption and our business, financial condition or results of operations could be materially and adversely affected by unanticipated system failures, data corruption or unauthorized access to our systems.

A significant increase in operating costs and expenses could have a material adverse effect on our profitability.

•	Our major expenses include employee compensation and capital investments.

•
We offer competitive salary and benefit packages in order to attract and retain the quality employees required to grow and expand our businesses. Compensation costs are influenced by general economic factors, including those affecting the cost of health insurance and postretirement benefits, and any trends specific to the employee skill sets we require.

•	We make significant investments in information technology data centers and other technology initiatives and we cannot provide assurances that such investments will result in increased revenues.

•	Although we believe we are prudent in our investment strategies and execution of our implementation plans, there is no assurance as to the ultimate recoverability of these investments.
Consolidation of customers as well as staffing levels across our customer base could impact our available markets and revenue growth.

•
Our businesses have a customer base which is largely comprised of members from the financial services industry. The current challenging business environment and the consolidation of customers resulting from mergers and acquisitions in the financial services industry can result in reductions in the number of firms and workforce which can impact the size of our customer base.

•
Customers within the financial services and commodities industries that strive to reduce their operating costs may seek to reduce their spending on our products and services. If a large number of smaller customers or a critical number of larger customers reduce their spending with us, our business, financial condition or results of operations could be materially and adversely affected.

•
Alternatively, customers may use other strategies to reduce their overall spending on financial and commodity market products and services by consolidating their spending with fewer vendors, including by selecting other vendors with lower-cost offerings, or by self-sourcing their need for financial and commodity market products and services. If customers elect to consolidate their spending on financial and commodity market products and services with other vendors and not us, if we lose business to lower priced competitors, or if customers elect to self-source their product and service needs, our business, financial condition or results of operations could be materially and adversely affected.

•
A material portion of our revenues in our S&P DJ Indices business is concentrated in some of our largest customers, who have significant assets under management in index funds and exchange-traded funds. A loss of a substantial portion of revenue from our largest customers could have a material and adverse effect on our business, financial condition or results of operations.

If we lose key outside suppliers of data and products or if the data or products of these suppliers have errors or are delayed, we may not be able to provide our clients with the information and products they desire.

•
Our ability to produce our products and develop new products is dependent upon the products of other suppliers, including certain data, software and service suppliers. Some of our products are dependent upon (and of little value without) updates from our data suppliers and most of our information and data products are dependent upon (and of little value without) continuing access to historical and current data.

•	We utilize certain data provided by third-party data sources in a variety of ways, including large volumes of data from certain stock exchanges around the world.

•
If the data from our suppliers has errors, is delayed, has design defects, is unavailable on acceptable terms or is not available at all, it could have a material adverse effect on our business, financial condition or results of operations.

•
Some of our agreements with data suppliers allow them to cancel on short notice. Termination of one or more of our significant data agreements or exclusion from, or restricted use of, or litigation in connection with, a data provider’s information could decrease the available information for us to use (and offer our clients) and could have a material adverse effect on our business, financial condition or results of operations.

Changes in the legislative, regulatory, and commercial environments in which we operate may materially and adversely impact our ability to collect, compile, use, and publish data and may impact our financial results.

•
Certain types of information we collect, compile, use, and publish, including offerings in our C&C business, are subject to regulation by governmental authorities in jurisdictions in which we operate. In addition, there is increasing concern among certain privacy advocates and government regulators regarding marketing and privacy matters, particularly as they relate to individual privacy interests.

•
These concerns may result in new or amended laws and regulations. Future laws and regulations with respect to the collection, compilation, use, and publication of information and consumer privacy could result in limitations on our operations, increased compliance or litigation expense, adverse publicity, or loss of revenue, which could have a material adverse effect on our business, financial condition, and results of operations. It is also possible that we could be prohibited from collecting or disseminating certain types of data, which could affect our ability to meet our customers’ needs.

Our ability to protect our intellectual property rights could impact our competitive position.

•
Our products contain intellectual property delivered through a variety of media, including print and digital. Our ability to achieve anticipated results depends in part on our ability to defend our intellectual property against infringement. Our business, financial condition or results of operations could be materially and adversely affected by inadequate or changing legal and technological protections for intellectual property and proprietary rights in some jurisdictions and markets.

We face legal, economic and regulatory risks of operating in foreign jurisdictions.

•	As we continue to expand our operations overseas, we face the increased risks of doing business abroad, including:

•	inflation,

•	fluctuation in interest rates and currency exchange rates,

•	restrictions on the ability to convert local currency into U.S. dollars,

•	differing accounting principles and standards,

•	potentially adverse tax consequences,

•	the costs of repatriating cash held by entities outside the United States,

•	differing legal or civil liability, compliance and regulatory standards,

•	changes in applicable laws and regulatory requirements,

•
export and import restrictions, tariffs, other trade barriers, nationalization, expropriation, limits on repatriation of funds, the possibility of nationalization, expropriation, price controls and other restrictive governmental actions,

•	competition with local rating agencies that have greater familiarity, longer operating histories and/or support from local governments or other institutions,

•	civil unrest, terrorism, unstable governments and legal systems, and other factors.

•	Adverse developments in any of these areas could have a material adverse effect on our business, financial condition or results of operations.

•
Additionally, we are subject to complex U.S. and foreign laws and regulations, such as the Foreign Corrupt Practices Act, the U.K. Bribery Act and other anti-bribery and anti-corruption laws. Although we have implemented internal controls, policies and procedures and employee training and compliance programs to deter prohibited practices, such measures may not be effective in preventing employees, contractors or agents from violating or circumventing such internal policies and violating applicable laws and regulations.

•	Any determination that we have violated anti-bribery or anti-corruption laws could have a material adverse effect on our business, financial condition or results of operations.

•
Compliance with international and U.S. laws and regulations that apply to our international operations increases the cost of doing business in foreign jurisdictions. Violations of such laws and regulations may result in fines and penalties, criminal sanctions, administrative remedies, restrictions on business conduct and could have a material adverse effect on our reputation, our ability to attract and retain employees, our business, financial condition or results of operations.

Changes to our financial processing systems and the transition of certain of our support functions to selected outsource providers could have a material adverse effect on our business, financial condition or results of operations.

•
We are in the process of changing certain of our financial processing systems to an enterprise-wide systems solution. There can be no certainty that these initiatives will deliver the expected benefits. The failure to implement these changes successfully may impact our ability to process transactions accurately and efficiently and could lead to business disruption.

•
In addition, we have outsourced certain support functions to third-party service providers to leverage leading specialized capabilities and achieve cost efficiencies. If the service providers to which we have outsourced these functions to do not perform effectively, we may not be able to achieve the expected cost savings and, depending on the function involved, we may experience business disruption, processing inefficiencies, or harm employee morale.

We rely heavily on network systems and the Internet and any failures or disruptions may adversely affect our ability to serve our customers.

•
Many of our products and services are delivered electronically, and our customers rely on our ability to process transactions rapidly and deliver substantial quantities of data on computer-based networks. Our customers also depend on the continued capacity, reliability and security of our electronic delivery systems, our websites and the Internet.

•
Our ability to deliver our products and services electronically may be impaired due to infrastructure or network failures, malicious or defective software, human error, natural disasters, service outages at third-party Internet providers or increased government regulation.

•
Delays in our ability to deliver our products and services electronically may harm our reputation and result in the loss of customers. In addition, a number of our customers entrust us with storing and securing their data and information on our servers.

•
Although we have disaster recovery plans that include backup facilities for our primary data centers, our systems are not always fully redundant, and our disaster planning may not always be sufficient or effective. As such, these disruptions may affect our ability to store, handle and secure such data and information.

Our operations and infrastructure may malfunction or fail, which could have a material adverse effect on our business, financial condition or results of operations.

•
Our ability to conduct business may be materially and adversely impacted by a disruption in the infrastructure that supports our businesses and the communities in which we are located, including New York City, the location of our headquarters, and major cities worldwide in which we have offices.

•
This may include a disruption involving physical or technological infrastructure used by us or third parties with or through whom we conduct business, whether due to human error, natural disasters, power loss, telecommunication failures, break-ins, sabotage, intentional acts of vandalism, acts of terrorism, political unrest, war or otherwise. Our efforts to secure and plan for potential disruptions of our major operating systems may not be successful.

•
We rely on third-party providers to provide certain essential services. While we believe that such providers are reliable, we have limited control over the performance of such providers. To the extent any of our third-party providers ceases to provide these services in an efficient, cost-effective manner or fail to adequately expand its services to meet our needs and the needs of our customers, we could experience lower revenues and higher costs.

•
We also do not have fully redundant systems for most of our smaller office locations and low-risk systems, and our disaster recovery plan does not include restoration of non-essential services. If a disruption occurs in one of our locations or systems and our personnel in those locations or those who rely on such systems are unable to utilize other systems or communicate with or travel to other locations, such persons’ ability to service and interact with our clients and customers may suffer.

•
We cannot predict with certainty all of the adverse effects that could result from our failure, or the failure of a third party, to efficiently address and resolve these delays and interruptions. A disruption to our operations or infrastructure could have a material adverse effect on our business, financial condition or results of operations.

We are exposed to risks related to cybersecurity and protection of confidential information.

•
Our operations rely on the secure processing, storage and transmission of confidential, sensitive and other types of information in our computer systems and networks and those of our third party vendors.

•
The cyber risks we face range from cyber-attacks common to most industries, to more advanced threats that target us because of our prominence in the global marketplace, or due to our ratings of sovereign debt. Breaches of our or our vendors’ technology and systems, whether from circumvention of security systems, denial-of-service attacks or other cyber-attacks, hacking, computer viruses or malware, employee error, malfeasance, physical breaches or other actions, may cause material interruptions or malfunctions in our or such vendors’ web sites, applications or data processing, or may compromise the confidentiality and integrity of material information regarding us or our business or customers.

•
Measures that we take to avoid or mitigate material incidents can be expensive, and may be insufficient, circumvented, or may become obsolete. Any material incidents could cause us to experience reputational harm, loss of customers, regulatory actions, sanctions or other statutory penalties, litigation or financial losses that are either not insured against or not fully covered through any insurance maintained by us.

•	Any of the foregoing could have a material adverse effect on our business, financial condition or results of operations.
Our acquisitions and other strategic transactions may not produce anticipated results.

•	We have made and expect to continue to make acquisitions or enter into other strategic transactions to strengthen our business and grow our Company.

•	Such transactions present significant challenges and risks.

•	The market for acquisition targets and other strategic transactions is highly competitive, especially in light of industry consolidation, which may affect our ability to complete such transactions.

•
If we are unsuccessful in completing such transactions or if such opportunities for expansion do not arise, our business, financial condition or results of operations could be materially adversely affected.

•
If such transactions are completed, the anticipated growth and other strategic objectives of such transactions may not be fully realized, and a variety of factors may adversely affect any anticipated benefits from such transactions. For instance, the process of integration may require more resources than anticipated, we may assume unintended liabilities, there may be unexpected regulatory and operating difficulties and expenditures, we may fail to retain key personnel of the acquired business and such transactions may divert management’s focus from other business operations.

•
The anticipated benefits from an acquisition or other strategic transaction may not be realized fully, or may take longer to realize than expected. As a result, the failure of acquisitions and other strategic transactions to perform as expected could have a material adverse effect on our business, financial condition or results of operations.

Item 1b. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters are located in leased premises located at 1221 Avenue of the Americas, New York, NY 10020. We lease office facilities at 94 locations; 30 are in the United States. In addition, we own real property at 6 locations, of which 2 are in the United States. Our properties consist primarily of office space used by each of our segments. We believe that all of our facilities are well maintained and are suitable and adequate for our current needs.

Item 3. Legal Proceedings

For information on our legal proceedings, see Note 12 – Commitments and Contingencies under Item 8, Consolidated Financial Statements and Supplementary Data, in this Form 10-K.

Item 4. Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

Name	Age	Position
Douglas L. Peterson	56	President and Chief Executive Officer
John L. Berisford	51	Executive Vice President, Human Resources
Jack F. Callahan, Jr.	56	Executive Vice President and Chief Financial Officer
Lucy Fato	48	Executive Vice President and General Counsel
Imogen Dillon Hatcher	52	President, S&P Capital IQ
Alexander J. Matturri, Jr.	56	Chief Executive Officer, S&P Dow Jones Indices
Lawrence P. Neal	53	President, Platts
Finbarr O'Neill	62	President, J.D. Power
Neeraj Sahai	57	President, Standard & Poor's Ratings Services
D. Edward Smyth	65	Executive Vice President, Corporate Affairs

The following executive officers have been full-time employees and officers for less than five years: Mr. Peterson, Mr. Berisford, Mr. Callahan, Ms. Fato, Ms. Hatcher and Mr. Sahai.

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

Ms. Fato, prior to becoming an officer on August 4, 2014, was Vice President, Deputy General Counsel and Corporate Secretary at Marsh & McLennan Companies, Inc.

Ms. Hatcher, prior to becoming an officer on April 14, 2014, was FTSE Group Executive Director Global Sales and FTSE Group Managing Director, EMEA.

Mr. Sahai, prior to becoming an officer on January 6, 2014, led Citibank NA's Securities and Fund Services business.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

On January 30, 2015, the closing price of our common stock was $89.44 per share as reported on the New York Stock Exchange (“NYSE”) under the ticker symbol “MHFI”. The approximate number of record holders of our common stock as of January 30, 2015 was 3,495. The high and low sales prices of McGraw Hill Financials’ common stock on the NYSE for the past two fiscal years are as follows:

	2014	2013
First Quarter	$72.83 - $82.39	$58.62 - $42.07
Second Quarter	71.93 - 84.81	56.55 - 50.51
Third Quarter	77.70 - 87.28	66.96 - 53.45
Fourth Quarter	73.96 - 93.94	78.81 - 65.34
Year	71.93 - 93.94	78.81 - 42.07

The performance graph below compares our cumulative total shareholder return during the previous five years with a performance indicator of the overall market (i.e., S&P 500), and our peer group. Beginning in fiscal 2014, the Company selected a new peer group to more accurately reflect the Company's peers in terms of industry after the portfolio rationalization of certain businesses. The current peer group consists of the following companies: Thomson Reuters Corporation, Moody’s Corporation, CME Group Inc., MSCI Inc., FactSet Research Systems Inc. and IHS Inc. The previous peer group consists of the following companies: Thomson Reuters Corporation, Thomson Reuters PLC (through September 2009), Reed Elsevier NV, Reed Elsevier PLC, Pearson PLC, Moody’s Corporation and Wolters Kluwer. Returns assume $100 invested on December 31, 2009 and total return includes reinvestment of dividends through December 31, 2014.

Dividends

We expect to continue our policy of paying regular cash dividends, although there is no assurance as to future dividend payments because they depend on future earnings, capital requirements and our financial condition. Regular quarterly dividends per share of our common stock for 2014 and 2013 were as follows:

	2014	2013
$0.30 per quarter in 2014	$1.20
$0.28 per quarter in 2013		$1.12

On February 12, 2015, the Board of Directors approved an increase in the quarterly common stock dividend from $0.30 per share to $0.33 per share.

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

Overnight correspondence should be mailed to:
Computershare
211 Quality Circle, Suite 210
College Station, TX 77845

Visit the Investor Centre™ website to view and manage shareholder account online: www.computershare.com/investor

For shareholder assistance:

In the U.S. and Canada:	888-201-5538
Outside the U.S. and Canada:	201-680-6578
TDD for the hearing impaired:	800-231-5469
TDD outside the U.S. and Canada:	201-680-6610
E-mail address:	shareholder@computershare.com
Shareholder online inquiries	https://www-us.computershare.com/investor/Contact

Repurchase of Equity Securities

On December 4, 2013, the Board of Directors approved a stock repurchase program authorizing the purchase of up to 50 million shares (the "2013 Repurchase Program"), which was approximately 18% of the company's outstanding shares at that time. During the fourth quarter of 2014, we did not repurchase any shares under the 2013 Repurchase Program and, as of December 31, 2014, 45.6 million shares remained under the 2013 Repurchase Program.

Repurchased shares may be used for general corporate purposes, including the issuance of shares for stock compensation plans and to offset the dilutive effect of the exercise of employee stock options. The 2013 Repurchase Program has no expiration date and purchases under this program may be made from time to time on the open market and in private transactions, depending on market conditions.

Equity Compensation Plan
For information on securities authorized under our equity compensation plans, see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Item 6. Selected Financial Data

(in millions, except per share data)	2014		2013		2012		2011		2010
Income statement data:
Revenue	$5,051		$4,702		$4,270		$3,762		$3,419
Operating profit	113		1,358		1,170		1,052		1,004
Income from continuing operations before taxes on income	54	[1]	1,299	[2]	1,089	[3]	975	[4]	921	[5]
Provision for taxes on income	245		425		388		364		336
Net (loss) income from continuing operations attributable to McGraw Hill Financial, Inc.	(293)		783		651		592		568
(Loss) earnings per share from continuing operations attributable to the McGraw Hill Financial, Inc. common shareholders:
Basic	(1.08)		2.85		2.33		1.98		1.84
Diluted	(1.08)		2.80		2.29		1.95		1.82
Dividends per share	1.20		1.12		1.02		1.00		0.94
Special dividend declared per common share	—		—		2.50		—		—
Operating statistics:
Return on average equity [6]	(1.4)%		134.2%		40.5%		48.2%		40.4%
Income from continuing operations before taxes on income as a percent of revenue from continuing operations	1.1%		27.6%		25.5%		25.9%		26.9%
Net (loss) income from continuing operations as a percent of revenue from continuing operations	(3.8)%		18.6%		16.4%		16.2%		17.1%
Balance sheet data: [7]
Working capital	$(1)		$586		$(1,018)		$(812)		$298
Total assets	6,771		6,025		5,085		4,066		4,620
Total debt	799		799		1,256		1,198		1,198
Redeemable noncontrolling interest	810		810		810		—		—
Equity	539		1,344		840		1,584		2,292
Number of employees [7]	17,000		16,400		15,900		15,600		13,700

[1]
Includes the impact of the following items: $1.6 billion of legal and regulatory settlements, restructuring charges of $86 million, and $4 million of professional fees largely related to corporate development activities.

[2]
Includes the impact of the following items: $77 million of legal settlements, $64 million charge for costs necessary to enable the separation of MHE and reduce our cost structure, a $36 million non-cash impairment charge related to the sale of our data center, a $28 million restructuring charge in the fourth quarter primarily related to severance, $13 million related to terminating various leases as we reduce our real estate portfolio and a $24 million net gain from our dispositions.

[3]
Includes the impact of the following items: $135 million charge for costs necessary to enable the separation of MHE and reduce our cost structure, a $65 million restructuring charge, transaction costs of $15 million for our S&P Dow Jones Indices LLC joint venture, an $8 million charge related to a reduction in our lease commitments, partially offset by a vacation accrual reversal of $52 million.

[4]	Includes the impact of a $31 million restructuring charge and a $10 million charge for costs necessary to enable the separation of MHE and reduce our cost structure.

[5]
Includes the impact of the following items: a $16 million charge for subleasing excess space in our New York facilities, a $4 million restructuring charge and a $7 million gain on the sale of certain equity interests at S&P Ratings.

[6]	Includes the impact of the gain on sale of McGraw Hill Construction in 2014, the gain on sale of McGraw-Hill Eduction in 2013 and the gain on sale of the Broadcasting Group in 2011.

[7]	Excludes discontinued operations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management Discussion and Analysis (“MD&A”) provides a narrative of the results of operations and financial condition of McGraw Hill Financial, Inc. (together with its consolidated subsidiaries, the “Company,” “we,” “us” or “our”) for the years ended December 31, 2014 and 2013, respectively. The MD&A should be read in conjunction with the consolidated financial statements and accompanying notes included in this Form 10-K for the year ended December 31, 2014, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
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

OVERVIEW

We are a leading benchmarks & ratings, analytics, data and research provider serving the global capital, commodities and commercial markets. The capital markets include asset managers, investment banks, commercial banks, exchanges, and issuers; the commodities markets include producers, traders and intermediaries within energy, metals, and agriculture; and the commercial markets include professionals and corporate executives within automotive and marketing / research information services.

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

On November 3, 2014, we completed the sale of McGraw Hill Construction, which has historically been part of the C&C segment, to Symphony Technology Group for $320 million in cash, completing the portfolio rationalization to create McGraw Hill Financial. We recorded an after-tax gain on the sale of $160 million, which is included in income from discontinued operations, net of tax in the consolidated statement of income for the year ended December 31, 2014. We intend to use a portion of the after-tax proceeds to make selective acquisitions, investments, share repurchases and for general corporate purposes.

On March 22, 2013, we completed the sale of McGraw-Hill Education ("MHE") to investment funds affiliated with Apollo Global Management, LLC for a purchase price of $2.4 billion in cash. We recorded an after-tax gain on the sale of $589 million, which is included in income from discontinued operations, net of tax in the consolidated statement of income for the year ended December 31, 2013. We have used a portion of the after-tax proceeds from the sale to pay down short-term debt, for the special dividend paid in 2012, and to continue share repurchases. We intend to continue to use a portion of the after-tax proceeds to make selective acquisitions, investments, share repurchases and for general corporate purposes.

In 2014, we continued to focus on investments in targeted financial assets, divested selected non-core assets and reductions in our real estate portfolio and increased shareholder return.

Investments in Targeted Financial Assets / Divested Selected Non-Core Assets
During 2014, we continued to execute our strategy of exiting non-core assets while investing for growth in markets that have size and scale.

•	C&C — we acquired Eclipse Energy Group AS, which complements our North American natural gas capabilities, which we obtained from our Bentek Energy LLC acquisition in 2011;

•
S&P Ratings — we acquired BRC Investor Services S.A., a Colombia-based ratings firm providing risk classifications of banks, financial services providers, insurance companies, corporate bonds and structured issues that will expand our presence in the Latin American credit markets.

In 2014, in addition to the divestiture of McGraw Hill Construction discussed above, we streamlined our infrastructure by reducing our real estate footprint by selling our data facility, initiating the consolidation of our corporate headquarters with our operations in New York City, as well as disposing of our corporate aircraft.
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

During 2012, we completed several acquisitions and formed a joint venture that we believe position us for long-term growth across all our segments.

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

Increased Shareholder Return
During the three years ended December 31, 2014, we have returned $3.3 billion to our shareholders through a combination of share repurchases, our quarterly dividend and a special dividend.

We completed share repurchases of $1.6 billion and distributed regular quarterly dividends totaling approximately $920 million during the three years ended December 31, 2014. On December 6, 2012, our Board of Directors approved a special dividend in the amount of $2.50 per share on our common stock, payable on December 27, 2012 to shareholders of record on December 18, 2012. This returned an additional approximately $700 million to our shareholders. Also, on February 12, 2015, the Board of Directors approved an increase in the quarterly common stock dividend from $0.30 per share to $0.33 per share.

Key Results

(in millions)	Years ended December 31,			% Change [1]
	2014	2013	2012	’14 vs ’13	’13 vs ’12
Revenue	$5,051	$4,702	$4,270	7%	10%
Operating profit	$113	$1,358	$1,170	(92)%	16%
% Operating margin	2%	29%	27%
Diluted (loss) earnings per share from continuing operations	$(1.08)	$2.80	$2.29	N/M	22%
N/M - not meaningful

[1]	% changes in the tables throughout the MD&A are calculated off of the actual number, not the rounded number presented.

2014

S&P Ratings — Revenue increased 8% primarily driven by growth in both corporate and financial services bond ratings revenue, increases in bank loan ratings, higher annual fees, an increase in ratings evaluation services activity ("RES"), and increases at CRISIL primarily related to growth in their Global Research & Analytics business. The revenue increase was partially offset by declines in structured finance revenues. Operating (loss) profit decreased compared to 2013 due to the impact of $1.6 billion of legal and regulatory settlements in 2014 compared to legal settlements of $77 million in 2013 (see Note 12 — Commitments and Contingencies to the consolidated financial statements of this Form 10-K), the unfavorable impact of higher restructuring charges recorded in 2014, the gain on the sale of an equity investment held by CRISIL in the third quarter of 2013 and increased legal costs. These decreases were partially offset by the increases in revenues discussed above.

S&P Capital IQ — Revenue and operating profit increased 6% and 21%, respectively. The revenue increase was primarily attributable to growth at the S&P Capital IQ Desktop, RatingsXpress® and RatingsDirect® due to an increase in average contract values driven by new customer relationships and increases in existing accounts. Operating profit increased compared to 2013 primarily due to the increases in revenue, partially offset by the unfavorable impact of higher restructuring charges recorded in 2014, increased compensation costs, and higher technology costs. Operating profit was also favorably impacted by lower expenses resulting from the closure of several non-core businesses.

S&P DJ Indices — Revenue and operating profit increased 12% and 30%, respectively. Revenue increased due to higher average levels of assets under management for ETFs and mutual funds. Additionally, higher volumes for exchange-traded derivatives also contributed to revenue growth. Operating profit increased compared to 2013 primarily due to the increases in revenue, the favorable impact of a $26 million non-cash impairment charge recorded in 2013 associated with an intangible asset acquired with the formation of the S&P Dow Jones Indices LLC joint venture, and a reduction of royalty expenses. These increases were partially offset by an increase in compensation costs.

C&C — Revenue and operating profit increased 6% and 3%, respectively. The revenue increase was primarily driven by continued demand for Platts’ proprietary content as annualized contract values increased and increases at J.D. Power driven by strong demand for auto consulting engagements in the U.S. and Singapore. Operating profit increased primarily due to the increases in revenue, partially offset by the unfavorable impact of higher restructuring charges recorded in 2014 and the gain on the sale of Aviation Week in the third quarter of 2013. Additionally, increased costs at J.D. Power and Platts related to additional headcount, merit increases, and other operating costs to support business growth unfavorably impacted operating profit.

2013

S&P Ratings — Revenue and operating profit increased 12% and 9%, respectively. Revenue growth was driven by strong high-yield and investment grade corporate bond issuance in the U.S. in the first half of 2013 and in Europe for the full year driven by refinancing activity and increases in bank loan ratings and structured finance. Revenue growth in the first half of 2013 was partially offset by a decrease in U.S. corporate bond issuance in the second half of the year. Operating profit increased compared to 2012 primarily due to the increases in revenue, the gain on sale of an equity investment held by CRISIL and favorable foreign exchange rates. These increases were partially offset by legal settlements of $77 million, increased compliance and regulatory costs, higher incentive costs due to improved performance, higher advertising expenses and the impact of CRISIL's acquisition of Coalition Development Ltd. in July of 2012.

S&P Capital IQ — Revenue and operating profit increased 4% and 3%, respectively. The revenue increase was primarily attributable to growth at the S&P Capital IQ Desktop driven by market share gains and increased average contract values for existing accounts and increases in our subscription base for RatingsXpress®. Operating profit benefited from revenue increases and lower expenses resulting from the closure of several non-core businesses, reduced outside consulting fees, lower restructuring costs and a favorable impact from foreign exchange rates. These increases to operating profit were partially offset by higher incentive costs due to increased performance, increased cost of sales for exchange fees incurred by QuantHouse and costs related to additional headcount in developing regions.

S&P DJ Indices — Revenue and operating profit increased 27% and 32%, respectively. The revenue increases were primarily due to revenue from our S&P Dow Jones Indices LLC joint venture. Excluding revenue from the joint venture, revenue increased due to higher average levels of assets under management for ETF products. Operating profit increased primarily due to the increases in revenue, partially offset by the impact of higher data fees, increased incentive costs due to improved financial performance and higher marketing costs due to increased advertising levels as building the S&P DJ Indices brand was a focus in 2013. The increase in 2013 was also partially offset by the impact of a full year of expenses for our S&P Dow Jones Indices LLC joint venture. Additionally, we incurred a $26 million non-cash impairment charge associated with an intangible asset acquired through the formation of our S&P Dow Jones Indices LLC joint venture.

C&C — Revenue and operating profit increased 6% and 28%, respectively. The revenue increase was primarily driven by continued demand for Platts’ proprietary content as annualized contract values increased and by increases at J.D. Power. Operating profit increased due to the increases in revenue, the gain on the sale of Aviation Week and lower expenses at J.D. Power. Operating profit was partially offset by additional headcount and other operating costs to support business growth at Platts.

Outlook

We strive to be the leading provider of transparent and independent benchmarks & ratings, analytics, data and research in the global capital, commodities and commercial markets. We seek to promote sustainable growth in the global capital, commodities and commercial markets by providing customers with essential intelligence and superior service. We intend to provide essential intelligence through benchmarks and ratings, analytics, data, and research that enables mission-critical decisions in investment management, investment banking, CBIS (commercial banking, insurance and specialty), and corporates.

We are aligning our efforts against two key strategic priorities, creating growth and driving performance.

Creating Growth

•	We will strive to drive global growth by focusing on customers and innovation.

Driving Performance

•	We will strive to boost operational excellence, productivity, risk management, and compliance; and to attract and develop the finest talent.

There can be no assurance that we will achieve success in implementing any one or more of these strategies as a variety of factors could unfavorably impact operating results, including prolonged difficulties in the global credit markets and a change in the regulatory environment affecting our businesses. See Item 1a, Risk Factors, in this Annual Report on Form 10-K.

Further projections and discussion on our 2015 outlook for our segments can be found within “ – Results of Operations”.

RESULTS OF OPERATIONS

Consolidated Review

(in millions)	Years ended December 31,			% Change
	2014	2013	2012	'14 vs '13	'13 vs '12
Revenue	$5,051	$4,702	$4,270	7%	10%
Expenses:
Operating-related expenses	1,627	1,564	1,433	4%	9%
Selling and general expenses	3,168	1,631	1,578	94%	3%
Depreciation and amortization	134	137	141	(2)%	(2)%
Total expenses	4,929	3,332	3,152	48%	6%
Other loss (income)	9	12	(52)	(25)%	N/M
Operating profit	113	1,358	1,170	(92)%	16%
Interest expense, net	59	59	81	(1)%	(26)%
Provision for taxes on income	245	425	388	(42)%	9%
(Loss) income from continuing operations	(191)	874	701	N/M	25%
Discontinued operations, net	178	592	(209)	(70)%	N/M
Less: net income from continuing operations attributable to noncontrolling interests	(102)	(91)	(50)	12%	81%
Less: net loss (income) from discontinuing operations attributable to noncontrolling interests	—	1	(5)	N/M	N/M
Net (loss) income attributable to McGraw Hill Financial, Inc.	$(115)	$1,376	$437	N/M	N/M
N/M - not meaningful

Revenue

(in millions)	Years ended December 31,			% Change
	2014	2013	2012	’14 vs ’13	’13 vs ’12
Subscription / Non-transaction revenue	$3,045	$2,849	$2,640	7%	8%
Non-subscription / Transaction revenue	$2,006	$1,853	$1,630	8%	14%

Domestic revenue	$2,911	$2,723	$2,508	7%	9%
International revenue	$2,140	$1,979	$1,762	8%	12%

2014
Revenue increased $349 million or 7% as compared to 2013. Subscription / non-transaction revenue increased primarily due to growth at S&P Capital IQ due to an increase in the average contract values driven by new customer relationships and increases in existing accounts, growth in non-issuance related revenue for corporate ratings primarily related to higher annual fees, and continued demand for Platts’ proprietary content. Non-subscription / transaction revenue increased primarily due to strong growth in corporate bond ratings revenue, an increase in bank loan ratings and higher assets under management for ETFs and mutual funds at S&P DJ Indices, partially offset by lower structured finance revenues. See " – Segment Review" below for further information.

Foreign exchange rates had an unfavorable impact of $4 million on revenue. This impact refers to constant currency comparisons estimated by re-calculating current year results of foreign operations using the average exchange rate from the prior year.

2013
Revenue increased $432 million or 10% as compared to 2012. Subscription / non-transaction revenue increased primarily due to increases in non-issuance related revenue for corporate ratings, primarily for entity credit ratings and increased RES activity, continued demand for Platts' proprietary content, growth at Capital IQ driven by market share gains and increased contract values for existing accounts and an increase in our subscription base at RatingsXpress®. Non-subscription / transaction revenue also increased due to strong high-yield corporate bond issuance in the U.S. during the first half of 2013 and in Europe for the full year resulting from refinancing activity, increases in bank loan ratings, growth in structured finance and higher assets under management for ETF products at S&P DJ Indices. See " – Segment Review" below for further information.

Foreign exchange rates had an unfavorable impact of $10 million on revenue.

Total Expenses

The following tables provide an analysis by segment of our operating-related expenses and selling and general expenses for the years ended December 31, 2014 and 2013:

(in millions)	2014		2013		% Change
	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses
S&P Ratings [1]	$777	$2,219	$741	$624	5%	N/M
S&P Capital IQ	553	407	538	390	3%	4%
S&P DJ Indices	95	102	92	126	3%	(18)%
C&C	288	291	271	278	6%	4%
Intersegment eliminations	(86)	—	(76)	—	(13)%	—%
Total segments	1,627	3,019	1,566	1,418	4%	N/M
Corporate [2]	—	149	(2)	213	N/M	(30)%
	$1,627	$3,168	$1,564	$1,631	4%	94%
N/M - not meaningful

[1]	In 2014, selling and general expenses includes $1.6 billion for legal and regulatory settlements. In 2013, selling and general expenses includes $77 million for legal settlements.

[2]
In 2014, selling and general expenses includes restructuring charges of $16 million. In 2013, selling and general expenses primarily include $64 million necessary to enable the separation of MHE and reduce our cost structure, restructuring charges and charges related to our reduction in our real estate portfolio.

Operating-Related Expenses
Operating-related expenses increased $63 million or 4% as compared to 2013, primarily driven by increased costs at S&P Ratings, C&C and S&P Capital IQ. These increases were primarily attributable to an increase in compensation costs and higher technology costs.

Intersegment eliminations relates to a royalty charged to S&P Capital IQ for the rights to use and distribute content and data developed by S&P Ratings.

Selling and General Expenses
Selling and general expenses in 2014 were impacted by $1.6 billion of legal and regulatory settlements, $86 million of restructuring charges and $4 million of professional fees related to corporate development activities. In 2013, selling and general expenses were impacted by $64 million in costs necessary to enable the separation of MHE and reduce our cost structure and $77 million for legal settlements. Additionally, 2013 was also impacted by $28 million of restructuring charges, primarily related to severance associated with streamlining our management structure and our decision to exit non-strategic businesses; and $13 million related to terminating various leases as we reduce our real estate portfolio.

Excluding these amounts, selling and general expenses increased as compared to 2013, primarily driven by increased legal costs at S&P Ratings, increased commissions and incentives at S&P Capital IQ, partially offset by decreases at S&P DJ Indices primarily related to a $26 million non-cash impairment charge recorded in 2013 associated with an intangible asset acquired with the formation of the S&P Dow Jones Indices LLC joint venture.

Depreciation and Amortization
Depreciation and amortization decreased $3 million or 2% as compared to 2013, primarily due an intangible asset that became fully amortized in 2013.

The following tables provide an analysis by segment of our operating-related expenses and selling and general expenses for the years ended December 31, 2013 and 2012:

(in millions)	2013		2012		% Change
	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses
S&P Ratings	$741	$624	$692	$491	7%	27%
S&P Capital IQ	538	390	455	435	18%	(10)%
S&P DJ Indices	92	126	72	105	27%	19%
C&C	271	278	284	268	(5)%	4%
Intersegment eliminations	(76)	—	(69)	—	(11)%	—%
Total segments	1,566	1,418	1,434	1,299	9%	9%
Corporate [1]	(2)	213	(1)	279	N/M	(24)%
	$1,564	$1,631	$1,433	$1,578	9%	3%
N/M - not meaningful

[1]
In 2013, selling and general expenses primarily include $64 million necessary to enable the separation of MHE and reduce our cost structure, restructuring charges and charges related to our reduction in our real estate portfolio. In 2012, selling and general expenses includes expenses of $156 million necessary to enable the separation of MHE and reduce our cost structure partially offset by a vacation accrual reversal of $52 million. These costs were necessary to enable the separation of MHE and reduce our cost structure and primarily include professional fees and charges associated with our outsourcing initiatives and 2012 also includes severance charges, a charge related to a reduction in our lease commitments and transaction costs for our S&P Dow Jones Indices LLC joint venture.

Operating-Related Expenses
Operating-related expenses increased $131 million or 9% as compared to 2012, primarily driven by increased costs at S&P Capital IQ and S&P Ratings. At S&P Capital IQ, the increases were primarily a result of additional headcount in developing regions and costs to further develop our content and purchase new data sets. This was partially offset by lower compensation expense at C&C due to a reduction in headcount from restructuring actions. At S&P Ratings, the increases were primarily a result of higher personnel costs, including incentive compensation.

Intersegment eliminations relates to a royalty charged to S&P Capital IQ for the rights to use and distribute content and data developed by S&P Ratings.

Selling and General Expenses
Selling and general expenses were impacted by costs necessary to enable the separation of MHE and reduce our cost structure of $64 million and $226 million for 2013 and 2012, respectively. 2013 costs were primarily driven by additional professional fees and costs related to our separation from MHE. 2012 costs primarily include professional fees, charges associated with our outsourcing initiatives, severance charges, a charge related to a reduction in our lease commitments and transaction costs for our S&P Dow Jones Indices LLC joint venture. Additionally, 2013 was also impacted by legal settlements of approximately $77 million and charges we recorded in the fourth quarter of 2013 as we continued to evaluate our remaining cost structure, particularly in light of recent divestitures. This resulted in $28 million of restructuring charges, primarily related to severance, associated with streamlining our management structure and our decision to exit non-strategic businesses; and $13 million related to terminating various leases as we reduce our real estate portfolio.

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

Depreciation and Amortization
Depreciation and amortization decreased $4 million or 2% as compared to 2012, primarily due to asset write offs in 2013 as we consolidated office locations, partially offset by additional intangible asset amortization related to our acquisitions in 2012.

Other Loss (Income)

During 2014, we completed the following transactions that resulted in a pre-tax loss of $9 million within other loss (income) in the consolidated statement of income:

•
On July 31, 2014, we completed the sale of the Company's aircraft to Harold W. McGraw III, Chairman of the Company's Board of Directors and former President and CEO of the Company ("Mr. McGraw") for a purchase price of $20 million, which is modestly higher than the independent appraisal obtained. During the second quarter of 2014, we recorded a non-cash impairment charge of $6 million within other loss (income) in our consolidated statement of income as a result of the pending sale. See Note 13 – Related Party Transactions to our consolidated financial statements for further discussion.

•
On June 30, 2014, we completed the sale of our data center to Quality Technology Services, LLC (“QTS”) which owns, operates, and manages data centers. Net proceeds from the sale of $58 million were received in July of 2014. The sale includes all of the facilities and equipment on the south campus of our East Windsor, New Jersey location, inclusive of the rights and obligations associated with an adjoining solar power field. The sale resulted in an expense of $3 million recorded within other loss (income) in our consolidated statement of income, which is in addition to the non-cash impairment charge we recorded in the fourth quarter of 2013.

During 2013, we recorded a net pre-tax loss of $12 million within other loss (income) in the consolidated statement of income:

•	During the fourth quarter of 2013, we recognized a non-cash impairment charge of $36 million related to the pending sale of our data center.

•	On September 30, 2013, we completed the sale of Financial Communications, which was part of our S&P Capital IQ segment.

•	On August 27, 2013, CRISIL sold its 49% equity interest in India Index Services & Products Ltd. This investment was held within our S&P Ratings segment.

•	On August 1, 2013, we completed the sale of Aviation Week within our C&C segment to Penton, a privately held business information company.

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
We internally manage our operations by reference to “segment operating profit” with economic resources allocated primarily based on segment operating profit. Segment operating profit is defined as operating profit before unallocated expense. Segment operating profit is one of the key metrics we use to evaluate operating performance. Segment operating profit is not, however, a measure of financial performance under U.S. GAAP, and may not be defined and calculated by other companies in the same manner.
As part of our transformation to McGraw Hill Financial, a comprehensive review of our accounting and reporting practices and policies was undertaken. As a result, beginning on January 1, 2014, to the extent they can be attributed to continuing operations, all shared operating services have been allocated to the segments utilizing a methodology that more closely aligns with each segment's usage of these services. The costs that remain in unallocated expense primarily relate to corporate center functions and shared operating costs allocable to discontinued operations reclassified during the current year. The updated methodology is reflected in the segment results for the year ended December 31, 2014, and accordingly, the segment results for the prior year comparative periods have been reclassified to conform with the new presentation.

The table below reconciles segment operating profit to total operating profit:

(in millions)	Years ended December 31,			% Change
	2014	2013	2012	'14 vs '13	'13 vs '12
S&P Ratings [1]	$(583)	$882	$809	N/M	9%
S&P Capital IQ	228	189	183	21%	3%
S&P DJ Indices	347	266	202	30%	32%
C&C	290	280	219	3%	28%
Total segment operating profit	282	1,617	1,413	(83)%	14%
Unallocated expense [2]	(169)	(259)	(243)	(35)%	6%
Total operating profit	$113	$1,358	$1,170	(92)%	16%
N/M - not meaningful

[1]	2014 includes $1.6 billion of legal and regulatory settlements and 2013 includes $77 million of legal settlements.

[2]
2014 includes restructuring charges. 2013 and 2012 include depreciation expense and costs necessary to enable the separation of MHE and reduce our cost structure, including restructuring costs and other related non-recurring costs. 2013 also includes a non-cash impairment charge related to the pending sale of our data center and charges related to a reduction in our real estate portfolio. 2012 includes a benefit related to a vacation accrual reversal.

2014

Segment Operating Profit — Decreased $1.3 billion, or 83% as compared to 2013. Segment operating profit margins were unfavorably impacted by $1.6 billion of legal and regulatory settlements in 2014 compared to legal settlements of $77 million in 2013, and higher restructuring charges recorded in 2014. As a result, segment operating margins decreased to 6% in 2014 compared to 34% in 2013. The reduction in operating margin was partially offset by strong revenue growth at S&P Ratings, S&P Capital IQ, S&P DJ Indices and C&C. See “ – Segment Review” below for further information.

Unallocated Expense — Decreased by $90 million or 35% as compared to 2013. Unallocated expense includes restructuring charges of $16 million in 2014 and 2013 includes $64 million in costs necessary to enable the separation of MHE and reduce our cost structure. Unallocated expense in 2013 was also impacted by a $36 million non-cash impairment charge related to the sale of our data center and $13 million related to terminating various leases as we reduce our real estate portfolio. Excluding these items, unallocated expense increased by $11 million or 7% compared to 2013, primarily due to the impact of a $9 million pre-tax loss as discussed previously and an increase in unoccupied office space. See " – Other Loss (Income)" above for further discussion.

Foreign exchange rates had a favorable impact of $21 million on operating profit as compared to 2013, with a $15 million positive impact on current year operating profit. This was a result of foreign exchange gains and constant currency having a favorable impact on operating profit of $3 million and $12 million in 2014, respectively, compared to foreign exchange losses of $6 million in 2013. This impact refers to constant currency comparisons and the remeasurement of monetary assets and liabilities. Constant currency impacts are estimated by recalculating current year results of foreign operations using the average exchange rate from the prior year. Remeasurement impacts are based on the variance between current-year and prior-year foreign exchange rate fluctuations on monetary assets and liabilities denominated in currencies other than the individual business' functional currency. The favorable impact on 2014 was driven by the devaluation of the Argentinian peso as well as early strength of the British pound.

2013

Segment Operating Profit — Increased $204 million, or 14% as compared to 2012. Segment operating income margins were 34% and 33% for 2013 and 2012, respectively. Substantial revenue growth at corporate ratings and S&P DJ Indices, and strong demand for Platts' proprietary content were the primary drivers of the increase. See “ – Segment Review” below for further information.

Unallocated Expense — Increased by $16 million or 6% as compared to 2012. Unallocated expense was impacted by costs necessary to enable the separation of MHE and reduce our cost structure of $64 million in 2013 and $156 million in 2012. Unallocated expense in 2013 was also impacted by a $36 million non-cash impairment charge related to the facilities and associated infrastructure of one of our data centers that we are in the process of selling and $13 million related to terminating various leases as we reduce our real estate portfolio. In 2012, unallocated expense was partially offset by a vacation accrual reversal of $52 million. Excluding these items, unallocated expense increased slightly compared to 2012, primarily due to increased unoccupied office space.

Foreign exchange rates had a favorable impact of $20 million on operating profit for 2013.

Interest Expense, net

Net interest expense for 2014 remained relatively flat as compared to 2013, decreasing 1%. Net interest expense for 2013 decreased 26% as compared to 2012, primarily driven by the maturity of our $400 million, 5.375% Senior Notes on November 15, 2012.

Provision for Income Taxes

Our effective tax rate from continuing operations was 453.7%, 32.7% and 35.6% for 2014, 2013 and 2012, respectively. The increase in the 2014 effective tax rate from the prior year period was primarily due to the expected tax treatment of charges for legal settlements. The decrease in the 2013 effective tax rate from the prior year period was primarily due to the full year effect of the partnership structure of the S&P Dow Jones Indices LLC joint venture, an increase in income in lower tax rate jurisdictions and tax planning.

Including discontinued operations, the effective tax rate was 103.5%, 33.1% and 45.8% for 2014, 2013 and 2012, respectively. The increase in the 2014 effective tax rate from the prior year period was primarily due to the expected tax treatment of charges for legal settlements. The decrease in the 2013 effective tax rate including discontinued operations was primarily due to the goodwill impairment recorded at MHE in 2012. Additionally, the 2013 effective tax rate including discontinued operations was favorably impacted by the items listed above for continuing operations.

Discontinued Operations, net

2014
Income from discontinued operations was $178 million in 2014 and $592 million in 2013, primarily as a result of after-tax gains of $160 million and $589 million recorded on the sale of McGraw Hill Construction in 2014 and the sale of MHE in 2013, respectively.

2013
Income from discontinued operations was $592 million in 2013 as compared to a loss from discontinued operations of $209 million in 2012, primarily as a result of an after-tax gain of $589 million recorded on the sale of MHE in 2013.

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

(in millions)	Years ended December 31,			% Change
	2014	2013	2012	’14 vs ’13	’13 vs ’12
Revenue:
Transaction	$1,129	$1,035	$903	9%	15%
Non-transaction	1,326	1,239	1,131	7%	10%
Total revenue	$2,455	$2,274	$2,034	8%	12%
% of total revenue:
Transaction	46%	46%	44%
Non-transaction	54%	54%	56%

Domestic revenue	$1,305	$1,214	$1,102	8%	10%
International revenue	$1,150	$1,060	$932	8%	14%

Operating (loss) profit [1]	$(583)	$882	$809	N/M	9%
% Operating margin	(24)%	39%	40%

N/M - not meaningful

[1]
2014 includes $1.6 billion of legal and regulatory settlements and restructuring charges of approximately $45 million. 2013 includes $77 million of legal settlements, restructuring charges of approximately $10 million, and a $16 million gain on the sale of an equity investment held by CRISIL.

Revenue

2014

Both transaction and non-transaction revenue grew compared to 2013, with transaction revenue growing at a slightly higher rate. Additionally, both domestic and international revenue grew compared to 2013. Domestic revenue was mostly driven by bond ratings revenue. International growth was primarily driven by annual fees and bank loan ratings in Europe and bond ratings in Asia.

Transaction revenue increased in 2014 primarily driven by growth in both corporate and financial services bond ratings revenue with strong growth in all regions. Corporates transaction revenue also benefitted from bank loan rating revenue growth in the U.S. and Europe. Growth was driven by Mergers & Acquisitions ("M&A"), as well as the continued low interest rate environment. These increases were partially offset by declines in structured finance, primarily due to a decreased number of U.S. collateral loan obligations ("CLO's") rated during 2014, and a lower volume of rated conduit transactions during the year.

Non-transaction revenue increased primarily due to growth in annual fees. Annual fees include surveillance fees and other customer relationship-based fees. Also contributing to the growth in non-transaction revenue were increases at CRISIL, primarily related to growth in their Global Research & Analytics business as sales to new clients increased and the scope of work expanded with existing clients. Additionally, non-transaction revenue was favorably impacted by increased RES activity with growth driven by M&A and new rating engagements. Non-transaction revenue includes an intersegment royalty charged to S&P Capital IQ for the rights to use and distribute content and data developed by S&P Ratings. Royalty revenue for 2014 and 2013 was $77 million and $72 million, respectively.

2013

Both transaction revenue and non-transaction revenue grew compared to 2012, with transaction revenue growing at a higher rate. Additionally, both domestic and international revenue grew compared to 2012, with international growing at a faster pace, reflecting strong growth in Europe as the economic outlook has improved.

Transaction revenue grew in 2013 due to strong high-yield corporate bond issuance in the U.S. during the first half of 2013 and in Europe for the full year, driven by refinancing activity and borrowers taking advantage of lower rates. Increases in U.S. and Europe bank loan ratings resulting from refinancing activity also contributed to the full year increase. These increases were partially offset by a decline in U.S. corporate bond issuance in the second half of the year, reflecting interest rate volatility in the early part of the third quarter of 2013 and challenging comparisons to 2012 related to robust refinancing activity. Additionally, transaction revenue was favorably impacted by growth in structured finance revenues driven primarily by increased issuance of U.S. CLO's and U.S. commercial mortgage backed securities ("CMBS").

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

Operating (Loss) Profit

2014
Operating (loss) profit decreased compared to 2013 primarily due to $1.6 billion of legal and regulatory settlements in 2014 compared to $77 million of legal settlements in 2013, the unfavorable impact of higher restructuring charges recorded in 2014, and the $16 million gain on the sale of an equity investment held by CRISIL in the third quarter of 2013. Operating (loss) profit was also impacted by higher legal defense costs primarily driven by increased litigation activity including the Department of Justice case. These decreases were partially offset by the increases in revenue noted above and a favorable impact to expenses from foreign exchange rates of $17 million. Excluding the unfavorable items that impacted operating profit, total expenses for S&P Ratings have increased slightly from the prior year.

2013
Operating profit increased compared to 2012 due to the increases in revenue as noted above. Additionally, the gain on sale of an equity investment held by CRISIL of $16 million in 2013 and the favorable impact from foreign exchange rates of $11 million also contributed to the increase in operating profit. These increases were partially offset by legal settlements of $77 million, increased compliance and regulatory costs, higher incentive costs due to improved performance, increased advertising expenses, higher technology investments and CRISIL's acquisition of Coalition Development Ltd. in July of 2012.

Issuance Volumes

We monitor issuance volumes as an indicator of trends in transaction revenue streams within S&P Ratings. Issuance volumes noted within the discussion that follows are based on the domicile of the issuer. Issuance volumes can be reported in two ways: by "domicile",which is based on where an issuer is located or where the assets associated with an issue are located, or based on "marketplace", which is where the bonds are sold. The following tables depict changes in issuance levels as compared to the prior year, based on Thomson Financial, Harrison Scott Publications, Dealogic and S&P Rating’s internal estimates.

	2014 Compared to 2013
Corporate Bond Issuance	U.S.	Europe
High-Yield Issuance	(12)%	11%
Investment Grade	13%	10%
Total New Issue Dollars—Corporate Issuance	6%	10%

•
Corporate issuance in the U.S. was up as increased investment-grade debt issuance was partially offset by weakness in high-yield debt issuance. Investment-grade bond issuance growth was driven by M&A activity, financial institutions taking advantage of the low interest rate environment to rebuild their capital structures, as well as opportunistic financing. High-yield debt issuance reflects lower refinancing activity in 2014; debt maturities have already been extended and credit terms have been favorably restructured for many issuers. Issuance was also negatively impacted by geopolitical concerns.

•
Corporate issuance in Europe increased for 2014 with issuers being attracted to the market in the first half of the year looking to take advantage of improving economic conditions. However, high-yield debt issuance and investment grade issuance were both down in the second half of the year as a result of economic and social uncertainty in the European markets.

	2014 Compared to 2013
Structured Finance	U.S.	Europe
Asset-Backed Securities (“ABS”)	20%	59%
Collateralized Debt Obligations (“CDO”)	49%	107%
Commercial Mortgage-Backed Securities (“CMBS”)	7%	(58)%
Residential Mortgage-Backed Securities (“RMBS”)	2%	122%
Covered Bonds	*	(10)%
Total New Issue Dollars—Structured Finance	23%	19%
* Represents no activity in 2014 and 2013.

•
ABS issuance in the U.S. was up, driven by continued strength in autos and credit cards. Increased auto activity included a mix of prime and subprime loan lending driven by non-banking entities. Credit card activity was up as consumer borrowing continued to expand and favorable spreads encouraged banks to tap into securitization for alternate funding. These increases were partially offset by a decline in student loan activity driven by lower Federal Family Education Loan Program ("FFELP") refinancing with minimal private market deals. ABS issuance in Europe was also up, driven by favorable spreads and investors looking for diversification.

•
Issuance was up in the U.S. CDO market due to an increase in CLO issuance as favorable interest rates continued to drive solid corporate loan activity and also provided incentives to refinance legacy transactions. European CDO issuance was also up, driven in large part by U.K. placements and strong leveraged loan CLO volume.

•
CMBS issuance was up in the U.S. and reached the highest full year volume since 2007. Favorable fundamentals in the sector and tighter spreads drove the increase in volume in 2014. European CMBS issuance was down with very low activity in 2014 and 2013.

•
RMBS volume was up slightly in the U.S. driven by a higher volume of prime deals. Even with the increase, the market continues to be challenged by the unfavorable economics of transactions, minimal private loan activity with most loans originated by the Government Sponsored Enterprises ("GSEs") and a decrease in Servicer Advance activity. European RMBS volume was also up benefitting from the refocusing of the Funding for Lending Scheme ("FLS") program away from mortgage lending.

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

Industry Highlights and Outlook

Global revenue growth in 2014 was primarily driven by growth in corporate and financial services bond ratings revenue, bank loan ratings revenue and annual fees, as well as rating evaluation services fees. Corporate and financial service bond rating and bank loan rating activity is expected to continue to grow in 2015, but not at the same pace as seen in prior years. Increased M&A activity is expected to continue, but concerns relating to international economic conditions and the threat of recession, as well as continued geopolitical uncertainties are likely to cause market volatility in 2015.

Structured finance issuance in the U.S. is expected to continue its steady recovery in 2015. U.S. ABS issuance volume increased in 2014 driven by solid auto and credit card issuance, offset by lower FFELP student loan refinancing activity. Continued growth in vehicle sales along with improving consumer indicators will benefit the automobile market while ongoing bank diversification of funding will remain a key driver of credit card volume. Volumes in the U.S. CMBS market are expected to grow in 2015. The U.S. CDO market continued to experience strong activity in 2014, driven by favorable interest rates and solid corporate loan activity. CLO volume is expected to fall off slightly year over year as the incentives to refinance transactions due to the impact of upcoming regulatory changes were accelerated by managers in 2014.

During 2014, the EMEA Structured Finance markets that grew were largely driven by favorable spreads or changes to government sponsored programs. For 2015, volumes are expected to grow year over year partially driven by the recent European Central Bank ("ECB") announcement of purchase program ("ABSPP") which is anticipated to benefit securitization volumes. The momentum gained in the CLO market during the last quarter of 2014 along with an increase in RMBS activity are both expected to continue in 2015.

Legal and Regulatory Environment

Legal and Regulatory Environment
General
S&P Ratings and many of the securities that it rates are subject to extensive regulation in both the United States and in other countries, and therefore existing and proposed laws and regulations can impact the Company’s operations and the markets in which it operates. Additional laws and regulations have been adopted but not yet implemented or have been proposed or are being considered. In addition, in certain countries, governments may provide financial or other support to locally-based rating agencies. For example, governments may from time to time establish official rating agencies or credit ratings criteria or procedures for evaluating local issuers. We have reviewed the new laws, regulations and rules which have been adopted and we have implemented, or are planning to implement, changes as required. We do not believe that such new laws, regulations or rules will have a material adverse effect on our financial condition or results of operations. Other laws, regulations and rules relating to credit rating agencies are being considered by local, national, foreign and multinational bodies and are likely to continue to be considered in the future, including provisions seeking to reduce regulatory and investor reliance on credit ratings, rotation of credit rating agencies and liability standards applicable to credit rating agencies. The impact on us of the adoption of any such laws, regulations or rules remains uncertain, but could increase the costs and legal risks relating to S&P Ratings’ rating activities, or adversely affect our ability to compete, or result in changes in the demand for credit ratings.
In the normal course of business both in the United States and abroad, S&P Ratings (or the legal entities comprising S&P Ratings) are defendants in numerous legal proceedings and are often the subject of government and regulatory proceedings, investigations and inquiries. Many of these proceedings, investigations and inquiries relate to the ratings activity of S&P Ratings brought by issuers and alleged purchasers of rated securities. In addition, various government and self-regulatory agencies frequently make inquiries and conduct investigations into S&P Ratings’ compliance with applicable laws and regulations. Any of these proceedings, investigations or inquiries could ultimately result in adverse judgments, damages, fines, penalties or activity restrictions, which could adversely impact our consolidated financial condition, cash flows, business or competitive position.
For a further discussion of the legal and regulatory environment in our S&P Ratings business, see Note 12 - Commitments and Contingencies to the consolidated financial statements under Item 8, Consolidated Financial Statements and Supplementary Data, in this Annual Report on Form 10-K, and for a further discussion of competitive and other risks inherent in our S&P Ratings business, see Item 1a, Risk Factors, in this Annual Report on Form 10-K.
United States
The businesses conducted by our S&P Ratings segment are, in certain cases, regulated under the Reform Act, the Dodd-Frank Act, the Exchange and/or the laws of the states or other jurisdictions in which they conduct business. The financial services industry is subject to the potential for increased regulation in the United States.
S&P Ratings is a credit rating agency that is registered with the SEC as a Nationally Recognized Statistical Rating Organization (“NRSRO”). The SEC first began informally designating NRSROs in 1975 for use of their credit ratings in the determination of capital charges for registered brokers and dealers under the SEC’s Net Capital Rule. The Reform Act created a new SEC registration system for rating agencies that choose to register as NRSROs. Under the Reform Act, the SEC is given authority and oversight of NRSROs and can censure NRSROs, revoke their registration or limit or suspend their registration in certain cases. The rules implemented by the SEC pursuant to the Reform Act address, among other things, prevention or misuse of material non-public information, conflicts of interest and improving transparency of ratings performance and methodologies. The public portions of the current version of S&P Ratings’ Form NRSRO are available on S&P Ratings’ Web site.
European Union
In the European Union, the credit rating industry is registered and supervised through a pan-European regulatory framework which is a compilation of three sets of legislative actions. In 2009, the European Parliament passed a regulation (“CRA1”) that established an oversight regime for the credit rating industry in the European Union, which became effective in 2010. CRA1 requires the registration, formal regulation and periodic inspection of credit rating agencies operating in the European Union. S&P Ratings applied for registration in August 2010 and was granted registration in October 2011. In January 2011, the European Union established the ESMA, which has had direct supervisory responsibility for the registered credit rating industry throughout the European Union since July 2011.
Additional rules augmenting the supervisory framework for credit rating agencies went into effect in 2013. Commonly referred to as CRA3, these rules, among other things:

•	impose various additional procedural requirements with respect to ratings of sovereign issuers;

•	require member states to adopt laws imposing liability on credit rating agencies for an intentional or grossly negligent failure to abide by the applicable regulations;

•
impose mandatory rotation requirements on credit rating agencies hired by issuers of securities for ratings of resecuritizations, which may limit the number of years a credit rating agency can issue ratings for such securities of a particular issuer;

•	impose restrictions on credit rating agencies or their shareholders if certain ownership thresholds are crossed; and

•	impose additional procedural and substantive requirements on the pricing of services.

The financial services industry is subject to the potential for increased regulation in the European Union.
Other Jurisdictions
Outside of the United States and the European Union, regulators and government officials have also been implementing formal oversight of credit rating agencies. S&P Ratings is subject to regulations in several foreign jurisdictions in which it operates and continues to work closely with regulators globally, including IOSCO and others to promote the global consistency of regulatory requirements. S&P Ratings expects regulators in additional countries to introduce new regulations in the future.

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

(in millions)	Years ended December 31,			% Change
	2014	2013	2012	’14 vs ’13	’13 vs ’12
Revenue	$1,237	$1,170	$1,124	6%	4%

Subscription revenue	$1,118	$1,056	$1,014	6%	4%
Non-subscription revenue	$119	$114	$110	4%	4%

Domestic revenue	$809	$767	$749	5%	2%
International revenue	$428	$403	$375	6%	7%

Operating profit	$228	$189	$183	21%	3%
% Operating margin	18%	16%	16%

Revenue

2014
Revenue grew compared to 2013 primarily due to growth from the S&P Capital IQ Desktop, RatingsXpress® and RatingsDirect®, driven by increases in average contract values for each product. This was partially offset by an unfavorable impact related to the closure of several non-core businesses.

Growth in the average contract value of the S&P Capital IQ Desktop was primarily driven by new customer relationships and increases for existing accounts. Increases for existing accounts continued to be driven by bundled solution offerings integrated within the S&P Capital IQ Desktop, new datasets and expanded coverage of existing datasets combined with improved functionality of the S&P Capital IQ Desktop. The number of users on the S&P Capital IQ Desktop continued to grow over 2013. Additionally, S&P Capital IQ Desktop benefited in 2014 from a higher customer retention rate compared to 2013.

Both domestic and international revenue increased over 2013, with international revenue growing at a slightly higher rate than domestic revenue. International revenue increased 6% over 2013 and represented 35% of S&P Capital IQ's total revenue. International revenue growth in 2014 was primarily driven by sales growth of the S&P Capital IQ Desktop in Europe, Asia and Canada.

The subscription base for RatingsXpress® is growing due to new client relationships and expanded relationships within existing accounts as the number of customers has increased 3% in 2014 as compared to 2013. RatingsXpress® continues to benefit from improvements made to the speed and timeliness through delivery on the Xpressfeed platform. Additionally, RatingsXpress® continues to benefit from increased compliance requirements which have created a greater need for alternative risk tools. RatingsDirect® also had revenue growth in 2014 as increased contract values were driven by the sale of bundled packages including the S&P Capital IQ Desktop. Customer retention rates for both RatingsXpress® and RatingsDirect® also improved in 2014 compared to 2013.

2013
Revenue grew compared to 2012 primarily due growth at the S&P Capital IQ Desktop and RatingsXpress®, partially offset by an unfavorable impact related to the closure of several non-core businesses and declines in several of our investment research products.

The increase at the S&P Capital IQ Desktop was driven by market share gains and increased contract values for existing accounts. The number of users on the S&P Capital IQ Desktop grew over 2012. Contract value growth was driven by success in the corporate and investment management client segments. These segments also grew as a result of our bundled solution offerings integrated within the Capital IQ platform. Increased contract values were also driven by new datasets and expanded coverage of existing datasets combined with improved functionality and performance of the S&P Capital IQ Desktop platform.

Both domestic and international revenue increased over 2012, however, international increased at a higher rate due to the continued sales growth of the S&P Capital IQ Desktop in Europe and Asia and the growth of QuantHouse. International growth was partially offset by our decision to close certain businesses and products within S&P Capital IQ Markets Intelligence.

The subscription base for RatingsXpress® grew due to new client relationships and expanded relationships within existing accounts as the number of customers increased 5% in 2013 as compared to 2012. RatingsXpress® benefited from increased compliance requirements which created a greater need for alternative risk tools. Improvements made to the speed and timeliness through delivery on the Xpressfeed platform also contributed to growth in RatingsXpress®. Sales related to RatingsDirect® increased more toward the second half of 2013 as the product became available on the S&P Capital IQ Desktop platform and growth in contract values was driven by being able to sell bundled packages with other S&P Capital IQ Desktop data sets.

The 2012 acquisitions of QuantHouse and Credit Market Analysis Limited also contributed to the increase in revenue.

Operating Profit

2014
Operating profit increased as compared to 2013 due to the increase in revenue as discussed above, expense savings from the closure of several non-core businesses and a favorable impact from foreign exchange rates of $8 million. Partially offsetting the increases to operating profit were increased compensation costs, primarily due to improved sales performance and additional headcount in developing regions, and higher technology costs. Operating profit was also unfavorably impacted by higher restructuring charges in 2014 as compared to 2013.

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

Industry Highlights and Outlook

In 2014, S&P Capital IQ continued to focus on integrating and evolving its assets and capabilities into one scaled business that offers unique, high-value offerings across all asset classes. S&P Capital IQ continued to build new functionality filling critical capability gaps to bolster its foundation for future growth.

In 2015, S&P Capital IQ will seek to expand key data sets, tools and analytics. The group will also seek to grow revenues outside the U.S. by addressing data gaps in key markets.

Legal and Regulatory Environment

The financial services industry is subject to the potential for increased regulation in the United States and abroad. The businesses conducted by S&P Capital IQ are in certain cases regulated under the U.S. Investment Advisers Act of 1940 (the “Investment Advisers Act”) and/or the laws of the states or other jurisdictions in which they conduct business.
MHFRE is authorized and regulated in the United Kingdom by the Financial Conduct Authority. MHFRE is authorized to arrange and advise on investments. MHFRE is entitled to exercise a passport right to provide specified cross border services into other European Economic Area (“EEA”) States, under and subject to the conditions in the Markets in Financial Instruments Directive (“MiFID”).
The markets for financial research, investment and advisory services are very competitive. S&P Capital IQ competes domestically and internationally on the basis of a number of factors, including the quality of its research and advisory services, client service, reputation, price, geographic scope, range of products and services, and technological innovation. For a further discussion of competitive and other risks inherent in our S&P Capital IQ business, see Item 1a, Risk Factors, in this Annual Report on Form 10-K.

S&P DJ Indices

S&P DJ Indices is a global index provider that maintains a wide variety of indices to meet an array of investor needs. S&P DJ Indices’ mission is to provide transparent benchmarks to help with decision making, collaborate with the financial community to create innovative products and provide investors with tools to monitor world markets.
S&P DJ Indices generates subscription revenue but primarily derives revenue from non-subscription products based on the S&P and Dow Jones Indices. Specifically, S&P DJ Indices generate revenue from the following sources:

•	Investment vehicles — such as ETFs, which are based on the S&P Dow Jones Indices' benchmarks and generate revenue through fees based on assets and underlying funds;

•	Exchange listed derivatives — which generate royalties based on trading volumes of derivatives contracts listed on various exchanges;

•	Index-related licensing fees — which are either fixed or variable annual and per-issue fees for over-the-counter derivatives and retail-structured products; and

•	Data and customized index subscription fees — which support index fund management, portfolio analytics and research.

(in millions)	Years ended December 31,			% Change
	2014	2013	2012	’14 vs ’13	’13 vs ’12
Revenue	$552	$493	$388	12%	27%

Subscription revenue	$111	$103	$87	8%	19%
Non-subscription revenue	$441	$390	$301	13%	30%

Domestic revenue	$440	$385	$301	14%	28%
International revenue	$112	$108	$87	4%	24%

Operating profit	$347	$266	$202	30%	32%
Less: net income attributable to noncontrolling interests	92	$73	$34	25%	N/M
Net operating profit	$255	$193	$168	32%	15%
% Operating margin	63%	54%	52%
% Net operating margin	46%	39%	43%
N/M - not meaningful

Revenue

2014
Revenue at S&P DJ Indices grew compared to 2013, primarily driven by higher average levels of assets under management ("AUM") for ETFs and mutual funds. Higher volumes for exchange-traded derivatives also contributed to revenue growth. These increases were partially offset by the unfavorable impact of lower over-the-counter derivative trading volumes in 2014 driven by the expiration of a licensing arrangement for commodities indices in June of 2014.

45 new ETFs were launched during 2014 compared to 40 launched during 2013. AUM for ETFs rose 25% to $832 billion in 2014 from $668 billion in 2013. AUM for the fourth quarter of 2014 surpassed the record amount set in the third quarter of 2014 and S&P DJ Indices continues to be the leading index provider for the ETF market with assets representing 29% of global ETF assets.

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

Operating Profit

2014
Operating profit grew compared to 2013 due to the increase in revenue as discussed above, the favorable impact of a $26 million non-cash impairment charge recorded in 2013 associated with an intangible asset acquired with the formation of the S&P Dow Jones Indices LLC joint venture and a reduction of royalty expenses. The reduction of royalty expenses was the result of purchases of intellectual property rights to certain commodities indices developed by Goldman Sachs, and Broad Market Indices (“BMI”) from Citigroup Global Markets Inc. as well as the expiration of a licensing arrangement for commodities indices in June of 2014. These expense reductions were partially offset by an increase in compensation costs related to additional headcount and higher incentive costs.

2013
Operating profit increased due to the increase in revenue as discussed above and from the reduction of transaction costs associated with our S&P Dow Jones Indices LLC joint venture in 2012. This was partially offset by the impact of higher data fees, increased incentive costs due to improved financial performance and higher marketing costs due to increased advertising levels as building the S&P DJ Indices brand was a focus in 2013. The increase in 2013 was also partially offset by the impact of a full year of expenses for our S&P Dow Jones Indices LLC joint venture. Additionally, we incurred a $26 million non-cash impairment charge associated with an intangible asset acquired through the formation of the S&P Dow Jones Indices LLC joint venture.

Industry Highlights and Outlook

S&P DJ Indices, the leading index provider for the ETF market space, grew in 2014 as the trend toward ETFs continued, driving record AUM levels. In 2015, we expect this favorable trend to continue driving higher AUM levels over the long-term. S&P DJ Indices will also seek to diversify their portfolio of index offerings through asset class expansion, new geographies, and investment strategies. This group will seek to expand its fixed income offering and grow its local presence in emerging markets.

Legal and Regulatory Environment

The financial services industry generally and the benchmark industry specifically are subject to the potential for increased regulation in the United States and abroad.
The European Union has recently finalized a package of legislative measures known as MiFID II, which revise and update the existing E.U. Markets in Financial Instruments Directive framework. MiFID II will apply in full in all E.U. Member States from January 3, 2017. MiFID II includes provisions that, among other things: (i) impose new conditions and requirements on the licensing of benchmarks and provide for non-discriminatory access to exchanges and clearing houses; (ii) modify the categorization and treatment of certain classes of derivatives; (iii) expand the categories of trading venue that are subject to regulation; and (iv) provide for the mandatory trading of certain derivatives on exchanges (complementing the mandatory derivative clearing requirements in the E.U. Market Infrastructure Regulation of 2011). Although the MiFID II package is “framework” legislation (meaning that much of the detail of the rules will be set out in subordinate measures to be agreed upon in the period before 2017), it is possible that the introduction of these laws and rules could affect S&P DJ Indices’ ability both to administer and license its indices.
In July 2013, IOSCO issued Financial Benchmark Principles, which are intended to promote the reliability of benchmark determinations, and address governance, benchmark quality and accountability mechanisms, including with regard to the indices published by S&P DJ Indices. Even though the Financial Benchmark Principles are not binding law, S&P DJ Indices has taken steps to align its operations with the Financial Benchmark Principles.
Benchmark regulation is continuing to be considered in the European Union, and at the same time the United Kingdom is also reviewing its domestic framework for the supervision of benchmark administrators; as a result of these measures, as well as measures that could be taken in other jurisdictions outside of Europe, S&P DJ Indices could in due course be required to obtain registration or authorization in connection with its benchmark activities in Europe and elsewhere.
The markets for index providers are very competitive. S&P DJ Indices competes domestically and internationally on the basis of a number of factors, including the quality of its benchmark indices, client service, reputation, price, geographic scope, range of products and services, and technological innovation.
For a further discussion of competitive and other risks inherent in our S&P DJ Indices business, see Item 1a, Risk Factors, in this Annual Report on Form 10-K.

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

On November 3, 2014, we completed the sale of McGraw Hill Construction, which has historically been part of our C&C segment, to Symphony Technology Group for $320 million in cash completing the portfolio rationalization to create McGraw Hill Financial. Accordingly, the results of operations for the year ended December 31, 2014 and all prior periods presented have been reclassified to reflect the business as a discontinued operation. The assets and liabilities have been removed from the consolidated balance sheet as of December 31, 2014 and classified as held for sale as of December 31, 2013. See Note 2 — Acquisitions and Divestitures for further discussion.
The C&C business is driven by the need for high-value information and transparency in a variety of industries. C&C seeks to deliver premier content that is deeply embedded in customer workflows and decision making processes.
C&C's revenue is generated primarily through the following sources:

•	Subscription revenue — subscriptions to our real-time news, market data and price assessments, along with other information products, primarily serving the energy and automotive industry; and

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

(in millions)	Years ended December 31,			% Change
	2014	2013	2012	’14 vs ’13	’13 vs ’12
Total revenue	$893	$841	$793	6%	6%

Subscription revenue	$576	$527	$477	9%	10%
Non-subscription revenue	$317	$314	$316	1%	—%

Domestic revenue	$401	$394	$387	2%	2%
International revenue	$492	$447	$406	10%	10%

Operating profit	$290	$280	$219	3%	28%
% Operating margin	32%	33%	28%

Revenue

2014
Revenue increased compared to 2013 due to continued demand for Platts’ proprietary content as Platts’ revenue grew across all regions. This growth was mainly driven by strength in Platts’ market data and price assessment products across all commodity sectors, led by petroleum. While petroleum is still the biggest driver, the revenue mix continues to become more diversified as other sectors continued to show positive annualized contract value growth including petrochemicals, natural gas, coal, metals and agriculture. Platts' revenue in 2014 was also favorably impacted by the acquisition of Eclipse Energy Group AS and its operating subsidiaries (“Eclipse”) in July of 2014. See Note 2 — Acquisitions and Divestitures for further discussion.

Additionally, growth at J.D. Power also contributed to the revenue increase. Increases at J.D. Power were driven by strong demand for auto consulting engagements in the U.S. and Singapore and growth in the U.S. Power Information Network® ("PIN") business. PIN provides real-time automotive information and decision-support tools based on the collection and analysis of daily new- and used-vehicle retail transaction data from thousands of automotive franchises. International revenue at J.D. Power increased 8% in 2014 compared to 2013. The Asia-Pacific region represented approximately 31% of J.D. Power's total revenue in 2014 and 2013.

The increases in revenue discussed above were partially offset by the unfavorable impact of the sale of Aviation Week on August 1, 2013 as the results have been included in C&C's results through that date.

2013
Revenue increased due to continued demand for Platts’ proprietary content as Platts’ revenue grew across all regions. This growth was mainly driven by strength in Platts’ market data and price assessment products across all commodity sectors, led by petroleum, complemented by gains in demand for shipping data and risk forward curve products. Additionally, growth has been driven by the continued licensing of our proprietary market price data and price assessments to various commodity exchanges. While petroleum is still the biggest driver, the revenue mix continues to become more diversified as other sectors showed positive annualized contract value growth including petrochemicals, natural gas, coal and metals and agriculture. The acquisition of Kingsman in the fourth quarter of 2012 also contributed to the growth in the agriculture sector.

Additionally, growth at J.D. Power contributed to the increase. Revenue at J.D. Power for 2013 represented a record revenue year. Revenue growth was due to strong demand in China for auto consulting engagements, growth in U.S. auto driven by additional consulting and proprietary engagements and growth in PIN. International revenue at J.D. Power increased 13% for the year as compared to 2012.

Operating Profit

2014
Operating profit increased compared to 2013 as the increase in revenue as discussed above was partially offset by a pre-tax gain of $11 million on the sale of Aviation Week that was recorded in the third quarter of 2013 and the unfavorable impact of higher restructuring charges in 2014 as compared to 2013. Additionally, increased costs at Platts and J.D. Power related to additional headcount, merit increases, and other operating costs to support business growth also partially offset the revenue increases.

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

Industry Highlights and Outlook

C&C expects to continue to invest in digital capabilities that will enable our brands to become more integrated in our customers' workflows, compete more effectively in the marketplace, and create a foundation for the development of new products and revenue streams. The segment expects to further expand its presence in selected markets and geographies to help drive growth.

High growth in supply and an uncertain pace of demand growth causes volatility in energy prices, which will drive market participant demand for Platts' proprietary content, including news, price assessments and analytics. However, if commodity prices remain at levels that are lower than in recent years, this is likely to have an adverse impact on the rate of growth for subscription and conference revenue in some of Platts’ customer segments. The International Energy Agency ("IEA"), in its first monthly forecast of 2015, predicted that world oil consumption will rise to 93.3 million barrels per day in 2015, a gain of 0.9 million barrels per day compared to 2014. The IEA expected non-OPEC total liquids supply to expand by 950,000 barrels per day in 2015, following growth of 1.9 million barrels per day in 2014. In 2015, Platts will continue to invest in technology and customer engagement activities to seek to drive additional revenue growth across all commodity sectors. They will also seek to continue to leverage the capabilities and content from recent acquisitions and expand into adjacent markets. Similar to 2014, they expect to continue to introduce a number of new products and price assessments within all commodity sectors. On October 30, 2014, Platts confirmed that they had completed their second annual assurance review for oil price assessments, confirming their alignment with the IOSCO's PRA Principles. By the end of 2014, Platts had largely implemented the Principles for their assessments for power, gas, metals, petrochemicals and agriculture. Platts plans to undertake a comprehensive assurance review for non-oil commodities beginning in January 2015.

Demand for our automotive studies is driven by the performance of the automotive industry. In 2014, global and U.S. light vehicle sales increased approximately 3% and 6%, respectively, compared to 2013, with growth across most primary markets except Russia and Brazil. For 2015, J.D. Power projects growth for both global and U.S. light vehicles sales of 3%. In 2015, J.D. Power will strive to grow the core business by strengthening their benchmark studies, leveraging new initiatives to drive operational efficiencies and enhance customer delivery and increasing the distribution of their syndicated studies. International growth will continue to be a key focus in 2015 as they will look to extend product offerings to increase penetration in the Asia-Pacific region and exploring growth opportunities in target growth markets (China, Brazil and Mexico).

Legal and Regulatory Environment
Platts’ commodities price assessment and information business is subject to increasing regulatory scrutiny in the United States and abroad.

In the European Union, for a discussion on the effects of MiFID II, which may also impact Platts’ business, see “-S&P DJ Indices-Legal and Regulatory Environment.” Although the MiFID II package is “framework” legislation, it is possible that the introduction of these laws and rules could affect Platts’ ability both to administer and license its price assessments.
On October 5, 2012, IOSCO issued its PRA Principles which sets out principles that IOSCO states are intended to enhance the reliability of oil price assessments referenced in derivative contracts subject to regulation by IOSCO members. Platts has taken steps to align its operations with the PRA Principles and as recommended by IOSCO in its final report on the PRA Principles, is in the process of completing its alignment to the PRA Principles for other commodities for which it publishes benchmarks. The cost of compliance with the PRA Principles as well as obtaining annual third-party reviews of its adherence to the PRA principles will increase Platts’ cost of doing business.
Benchmark regulation is continuing to be considered in the European Union, and at the same time the United Kingdom is also reviewing its domestic framework for the supervision of benchmark administrators; as a result of these measures, as well as measures that could be taken in other jurisdictions outside of Europe, Platts could in due course be required to obtain registration or authorization in connection with its benchmark and price assessment activities in Europe and elsewhere.
The markets for commodities price assessments and information are very competitive. Platts competes domestically and internationally on the basis of a number of factors, including the quality of its assessments and other information it provides to the commodities and related markets, client service, reputation, price, geographic scope, range of products and services, and technological innovation. Furthermore, sustained downward pressure on oil and other commodities prices and trading activity in those markets could have a material adverse impact on the rate of growth of Platts’ revenue.
For a further discussion of the legal and regulatory environment in our C&C business, see Note 12 - Commitments and Contingencies to the consolidated financial statements under Item 8, Consolidated Financial Statements and Supplementary Data, in this Annual Report on Form 10-K, and for a further discussion of competitive and other risks inherent in our C&C business, see Item 1a, Risk Factors, in this Annual Report on Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

We continue to maintain a strong financial position. Our primary source of funds for operations is cash from our businesses and our core businesses have been strong cash generators. In 2015, cash on hand, cash flows from operations and availability under our existing credit facility are expected to be sufficient to meet any additional operating and recurring cash needs into the foreseeable future. We use our cash for a variety of needs, including among others: ongoing investments in our businesses, strategic acquisitions, share repurchases, dividends, repayment of debt, capital expenditures and investment in our infrastructure.

Cash Flow Overview

Cash and cash equivalents were $2.5 billion as of December 31, 2014, an increase of $955 million as compared to December 31, 2013, and consisted of approximately 60% of domestic cash and 40% of cash held abroad. Typically, cash held outside the U.S. is anticipated to be utilized to fund international operations or to be reinvested outside of the U.S., as a significant portion of our opportunities for growth in the coming years is expected to be abroad. In the event funds from international operations are needed to fund operations in the U.S., we would be required to accrue for and pay taxes in the U.S. to repatriate these funds.

(in millions)	Years ended December 31,
	2014	2013	2012
Net cash provided by (used for):
Operating activities from continuing operations	$1,209	$782	$730
Investing activities from continuing operations	(65)	(130)	(246)
Financing activities from continuing operations	(462)	(1,743)	(905)

In 2014, free cash flow increased to $1.0 billion compared to $590 million in 2013. The increase was primarily due to the increase in cash provided from operating activities as discussed below. Free cash flow is a non-GAAP financial measure and reflects our cash flow provided by operating activities less capital expenditures and dividends and other payments paid to noncontrolling interests. Capital expenditures include purchases of property and equipment and additions to technology projects. See “MDA – Reconciliation of Non-GAAP Financial Information” below for a reconciliation of cash flow provided by operating activities, the most directly comparable U.S. GAAP financial measure, to free cash flow.

Operating activities
Cash provided by operating activities increased $427 million to $1.2 billion in 2014. The increase is mainly due to a tax refund received in the first quarter of 2014 related to an overpayment in 2013 and the timing of our estimated tax payment which was made in the first quarter of 2013 as compared to the fourth quarter of 2012. Additionally, improved collections in 2014 impacting accounts receivable also contributed to the increase. These increases were partially offset by higher incentive payments in 2014 compared to 2013.

Cash provided by operating activities increased $52 million to $782 million in 2013. The increase is mainly due to higher operating results and improved cash collections in 2013 impacting accounts receivable. These increases were partially offset by a tax payment made in the first quarter of 2013 as compared to the fourth quarter of 2012, our legal settlements and higher incentive compensation payments in 2013 reflecting greater achievement against targeted results in 2012 as compared to 2011.

In 2015, we intend to pay the accrued legal and regulatory settlement charges incurred in 2014.

Investing activities
Our cash outflows from investing activities are primarily for acquisitions and capital expenditures, while cash inflows are primarily from dispositions.

Cash used for investing activities decreased to $65 million for 2014 from $130 million in 2013. This was primarily due to higher proceeds from dispositions related to the sale of our data center to QTS and proceeds from the sale of the Company's aircraft. Additionally, lower capital expenditures in 2014 compared to 2013 contributed to the decrease. These decreases were partially offset by a higher amount of cash paid for acquisitions in 2014 compared to 2013.

Cash used for investing activities decreased $116 million to $130 million for 2013, primarily due to a lower amount of cash paid for acquisitions and higher proceeds from dispositions primarily due to our sale of Aviation Week and the sale of an equity investment held by CRISIL. These decreases were partially offset by an increase related to cash outflows for the purchase of short-term investments in 2013 compared to cash inflows from short-term investments in 2012.

Refer to Note 2 – Acquisitions and Divestitures to our consolidated financial statements for further information.

Financing activities
Our cash outflows from financing activities consist primarily of share repurchases, dividends and repayment of debt, while cash inflows are primarily inflows from commercial paper borrowings and proceeds from the exercise of stock options.

Cash used for financing activities decreased $1.3 billion to $462 million in 2014. This decrease is primarily attributable to a decrease in cash used for share repurchases and the repayment of short-term debt that occurred in the first quarter of 2013.

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

During 2014, we used cash to repurchase 4.6 million shares for $362 million at an average price paid per share of $79.02, excluding commissions. Included in the repurchase were 0.5 million shares of the Company's common stock from the personal holdings of Harold W. McGraw III, Chairman of the Company's Board of Directors and former President and CEO of the Company ("Mr. McGraw") The shares were purchased at a discount of 0.35% from the June 24, 2014 New York Stock Exchange closing price pursuant to a private transaction with Mr. McGraw. We repurchased these shares with cash for $41 million at an average price of $82.66 per share. This transaction was approved by the Nominating and Corporate Governance Committee of the Company's Board of Directors after consultation with members of the Financial Policy Committee.

During 2013, we used cash to repurchase 16.8 million shares for $978 million, including commissions. The average price per share, excluding commissions, was $58.36. An additional 0.1 million shares were repurchased in the fourth quarter of 2013 for approximately $10 million, which settled in January of 2014. Including these additional shares, we utilized cash to repurchase shares at an average price of $58.52, excluding commissions. During 2012, we used cash to repurchase 6.8 million shares for $295 million, including commissions. The average price per share, excluding commissions, was $50.35. The average price per share for 2012 does not include the accelerated share repurchase transaction as discussed in more detail in Note 8 – Equity to our consolidated financial statements. The repurchased shares may be used for general corporate purposes, including the issuance of shares for stock compensation plans and to offset the dilutive effect of the exercise of employee stock options.

On December 4, 2013, the Board of Directors approved a new stock repurchase program authorizing the purchase of up to 50 million shares (the “2013 Repurchase Program”), which was approximately 18% of the total shares of our outstanding common stock at that time. The 2013 Repurchase Program has no expiration date and purchases under this program may be made from time to time on the open market and in private transactions, depending on market conditions. As of December 31, 2014, 45.6 million shares remained available under the 2013 Repurchase Program.

Discontinued Operations
Cash flows from discontinued operations reflects the classification of McGraw Hill Construction and MHE as discontinued operations.

Cash provided by operating activities from discontinued operations of $18 million in 2014 relates to McGraw Hill Construction and cash used for operating activities from discontinued operations of $231 million in 2013 relates both to MHE and McGraw Hill Construction. Cash used for operating activities from discontinued operations was $231 million in 2013 compared to cash provided by operating activities of $537 million in 2012 primarily as a result of the completion of the sale of MHE that occurred on March 22, 2013.

Cash provided by investing activities from discontinued operations decreased to $320 million in 2014 compared to $2.1 billion in 2013 due to lower proceeds received from the sale of McGraw Hill Construction compared to the proceeds received from the sale of MHE. Cash provided by investing activities from discontinued operations was $2.1 billion in 2013 compared to cash used for investing activities from discontinued operations of $199 million in 2012. The increase in 2013 is primarily due to proceeds received from the sale of MHE in 2013.

Cash used for financing activities decreased $25 million in 2014 as there was no impact related to McGraw Hill Construction and increased $13 million in 2013 related to the sale of MHE.

Additional Financing

Currently, we have the ability to borrow a total of $1.0 billion through our commercial paper program, which is supported by our $1.0 billion four-year credit agreement (our "credit facility") that we entered into in June 2013 and will terminate on June 19, 2017. As of December 31, 2014 and 2013, we had no outstanding commercial paper.

We pay a commitment fee of 20 to 45 basis points for our credit facility, depending on our indebtedness to cash flow ratio, whether or not amounts have been borrowed and currently pay a commitment fee of 20 basis points. The interest rate on borrowings under our credit facility is, at our option, calculated using rates that are primarily based on either the prevailing London Inter-Bank Offer Rate, the prime rate determined by the administrative agent or the Federal Funds Rate. For certain borrowings under this credit facility there is also a spread based on our indebtedness to cash flow ratio added to the applicable rate.

Our credit facility contains certain covenants. The only financial covenant requires that our indebtedness to cash flow ratio, as defined in our credit facility, is not greater than 3.25 to 1, and this covenant has never been exceeded.

On January 22, 2015, Fitch Ratings revised its ratings outlook from negative to stable and affirmed our BBB+ long-term debt rating and F2 short-term/commercial debt rating.

Dividends

On February 12, 2015, the Board of Directors approved an increase in the quarterly common stock dividend from $0.30 per share to $0.33 per share.

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

We believe that the amount of cash and cash equivalents on hand, cash flow expected from operations and availability under our credit facility will be adequate for us to execute our business strategy and meet anticipated requirements for lease obligations, capital expenditures, working capital and debt service for 2015.

The following table summarizes our significant contractual obligations and commercial commitments as of December 31, 2014, over the next several years that relate to our continuing operations. Additional details regarding these obligations are provided in the notes to our consolidated financial statements, as referenced in the footnotes to the table:

(in millions)	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Legal and regulatory settlements [1]	$1,609	$—	$—	$—	$1,609
Debt: [2]
Principal payments	—	400	—	399	799
Interest payments	50	99	52	472	673
Operating leases [3]	152	229	191	162	734
Purchase obligations and other [4]	86	109	21	—	216
Total contractual cash obligations	$1,897	$837	$264	$1,033	$4,031

[1]	See Note 12 – Commitments and Contingencies to our consolidated financial statements for further discussion on our legal and regulatory settlements.

[2]	Our debt obligations are described in Note 5 – Debt to our consolidated financial statements.

[3]	Amounts shown include taxes and escalation payments, see Note 12 – Commitments and Contingencies to our consolidated financial statements for further discussion on our operating lease obligations.

[4]
Other consists primarily of commitments for unconditional purchase obligations in contracts for information-technology outsourcing and certain enterprise-wide information-technology software licensing and maintenance.

As of December 31, 2014 we had $118 million of liabilities for unrecognized tax benefits. We have excluded the liabilities for unrecognized tax benefits from our contractual obligations table because reasonable estimates of the timing of cash settlements with the respective taxing authorities are not practicable.

As of December 31, 2014, we have recorded $810 million for our redeemable noncontrolling interest in our S&P Dow Jones Indices LLC partnership discussed in Note 8 – Equity to our consolidated financial statements.  Specifically, this amount relates to the put option under the terms of the operating agreement of S&P Dow Jones Indices LLC, whereby, after December 31, 2017, CME Group and CGIS will have the right at any time to sell, and we are obligated to buy, at least 20% of their share in S&P Dow Jones Indices LLC. We have excluded this amount from our contractual obligations table because we are uncertain as to the timing and the ultimate amount of the potential payment we may be required to make.

We make contributions to our pension and postretirement plans in order to satisfy minimum funding requirements as well as additional contributions that we consider appropriate to improve the funded status of our plans. During 2014, we contributed $22 million and $9 million to our domestic and international retirement and postretirement plans, respectively. Expected employer contributions in 2015 are $15 million and $10 million for our domestic and international retirement and postretirement plans, respectively. In 2015, we may elect to make additional non-required contributions depending on investment performance and the pension plan status. See Note 6 – Employee Benefits to our consolidated financial statements for further discussion.

Off-Balance Sheet Arrangements

As of December 31, 2014 and 2013, we did not have any relationships with unconsolidated entities, such as entities often referred to as specific purpose or variable interest entities where we are the primary beneficiary, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such we are not exposed to any financial liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

(in millions)	Years ended December 31,
	2014	2013	2012
Cash provided by operating activities	$1,209	$782	$730
Capital expenditures	(92)	(117)	(96)
Dividends and other payments paid to noncontrolling interests	(84)	(75)	(24)
Free cash flow	$1,033	$590	$610

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

We believe the following critical accounting policies require us to make significant judgments and estimates in the preparation of our consolidated financial statements:

Revenue recognition
Revenue is recognized as it is earned when services are rendered. We consider amounts to be earned once evidence of an arrangement has been obtained, services are performed, fees are fixed or determinable and collectability is reasonably assured. Revenue relating to products that provide for more than one deliverable is recognized based upon the relative fair value to the customer of each deliverable as each deliverable is provided. Revenue relating to agreements that provide for more than one service is recognized based upon the relative fair value to the customer of each service component as each component is earned. If the fair value to the customer for each service is not objectively determinable, we make our best estimate of the services’ stand alone selling price and recognize revenue as earned as the services are delivered. The allocation of consideration received from multiple element arrangements that involve initial assignment of ratings and the future surveillance of ratings is determined through an analysis that considers cash consideration that would be received for instances when the service components are sold separately. In such cases, we defer portions of rating fees that we estimate will be attributed to future surveillance and recognize the deferred revenue ratably over the estimated surveillance periods. Advertising revenue is recognized when the page is run. Subscription income is recognized over the related subscription period.

For the years ended December 31, 2014, 2013 and 2012, no significant changes have been made to the underlying assumptions related to estimates of revenue or the methodologies applied. Based on our current outlook these assumptions are not expected to significantly change in 2015.

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

For the years ended December 31, 2014, 2013 and 2012, we made no material changes in our assumptions regarding the determination of the allowance for doubtful accounts. Based on our current outlook these assumptions are not expected to significantly change in 2015.

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

On July 31, 2014, we completed the sale of the Company's aircraft to Harold W. McGraw III, Chairman of the Company's Board of Directors and former President and CEO of the Company for a purchase price of $20 million. During the second quarter of 2014, we recorded a non-cash impairment charge of $6 million within other loss (income) in our consolidated statement of income as a result of the pending sale. See Note 13 – Related Party Transactions to our consolidated financial statements for further discussion.

On June 30, 2014, we completed the sale of our data center to Quality Technology Services, LLC (“QTS”) which owns, operates, and manages data centers. Net proceeds from the sale of $58 million were received in July of 2014. The sale includes all of the facilities and equipment on the south campus of our East Windsor, New Jersey location, inclusive of the rights and obligations associated with an adjoining solar power field. The sale resulted in an expense of $3 million recorded within other loss (income) in our consolidated statement of income, which is in addition to the non-cash impairment charge of $36 million we recorded in the fourth quarter of 2013 to adjust the value facilities and associated infrastructure classified as held for sale to their fair value.

During the fourth quarter of 2013, we also incurred a $26 million non-cash impairment charge associated with an intangible asset acquired through the formation of our S&P Dow Jones Indices LLC joint venture.

There were no material impairments of long-lived assets for the year ended December 31, 2012.

Goodwill and indefinite-lived intangible assets
Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. As of December 31, 2014 and 2013, the carrying value of goodwill and other indefinite-lived intangible assets was $2.1 billion and $2.0 billion, respectively. Goodwill and other intangible assets with indefinite lives are not amortized, but instead are tested for impairment annually during the fourth quarter each year or more frequently if events or changes in circumstances indicate that the asset might be impaired.

Goodwill
As part of our annual impairment test of our 4 reporting units, we initially perform a qualitative analysis evaluating whether any events and circumstances occurred that provide evidence that it is more likely than not that the fair value of any of our reporting units is less than its carrying amount. Our qualitative assessment included, but was not limited to, consideration of macroeconomic conditions, industry and market conditions, cost factors, cash flows, changes in key Company personnel and our share price. If, based on our evaluation of the events and circumstances that occurred during the year we do not believe that it is more likely than not that the fair value of any of our reporting units is less than its carrying amount, no quantitative impairment test is performed. Conversely, if the results of our qualitative assessment determine that it is more likely than not that the fair value of any of our reporting units is less than its respective carrying amount we perform a two-step quantitative impairment test. For 2014, based on our qualitative assessments, we determined that it is more likely than not that our reporting units’ fair value was greater than their respective carrying amounts.

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

We performed our impairment assessment of goodwill and indefinite-lived intangible assets at our S&P Ratings, S&P Capital IQ, S&P DJ Indices and C&C operating segments and concluded that no impairment existed for the years ended December 31, 2014, 2013, and 2012.

Retirement plans and postretirement healthcare and other benefits
Our employee pension and other postretirement benefit costs and obligations are dependent on assumptions concerning the outcome of future events and circumstances, including compensation increases, long-term return on pension plan assets, healthcare cost trends, discount rates and other factors. In determining such assumptions, we consult with outside actuaries and other advisors where deemed appropriate. In accordance with relevant accounting standards, if actual results differ from our assumptions, such differences are deferred and amortized over the estimated remaining lifetime of the plan participants. While we believe that the assumptions used in these calculations are reasonable, differences in actual experience or changes in assumptions could affect the expense and liabilities related to our pension and other postretirement benefits.

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

Our discount rate and return on asset assumptions used to determine the net periodic pension and postretirement benefit cost on our U.S. retirement plans are as follows:

	Retirement Plans			Postretirement Plans
January 1	2015	2014	2013	2015	2014	2013
Discount rate [1]	4.15%	5.00%	4.10%	3.60%	4.20%	3.45%
Return on assets	6.25%	7.125%	7.25%
Weighted-average healthcare cost rate				7.0%	7.0%	7.5%

[1]
The discount rate assumption used to determine the net periodic pension and postretirement benefit cost on our U.S. retirement plans on January 1 is based on the discount rate assumption used to determine the benefit obligation as of December 31 of the previous year.

In addition to the assumptions in the above table, assumed mortality is also a key assumption in determining benefit obligations. At December 31, 2014, the Company updated the assumed mortality rates to reflect life expectancy improvements.

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

We use a lattice-based option-pricing model to estimate the fair value of options granted. The following assumptions were used in valuing the options granted (in 2012, stock options were not granted as part of employees' total stock-based incentive awards):

	Years ended December 31,
	2014	2013	2012
Risk-free average interest rate	0.1 - 2.9%	0.1 - 2.9%	N/A
Dividend yield	1.8 - 1.4%	2.09 - 2.07%	N/A
Volatility	18 - 41%	29 - 45%	N/A
Expected life (years)	6.25 - 6.21	6.1 - 6.2	N/A
Weighted-average grant-date fair value per option	$23.41	$14.46	N/A

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

We file income tax returns in the U.S. federal jurisdiction, various states, and foreign jurisdictions, and we are routinely under audit by many different tax authorities. We believe that our accrual for tax liabilities is adequate for all open audit years based on our assessment of many factors including past experience and interpretations of tax law. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events. It is possible that examinations will be settled prior to December 31, 2015. If any of these tax audit settlements do occur within that period we would make any necessary adjustments to the accrual for unrecognized tax benefits. Until formal resolutions are reached between us and the tax authorities, the determination of a possible audit settlement range with respect to the impact on unrecognized tax benefits is not practicable.

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

For the years ended December 31, 2014, 2013 and 2012, we made no material changes in our assumptions regarding the determination of the provision for income taxes. However, certain events could occur that would materially affect our estimates and assumptions regarding deferred taxes. Changes in current tax laws and applicable enacted tax rates could affect the valuation of deferred tax assets and liabilities, thereby impacting our income tax provision.

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

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

There have been no significant changes in our exposure to market risk during the year ended December 31, 2014. Our exposure to market risk includes changes in foreign exchange rates. We have operations in various foreign countries where the functional currency is primarily the local currency. For international operations that are determined to be extensions of the parent company, the U.S. dollar is the functional currency. We typically have naturally hedged positions in most countries from a local currency perspective with offsetting assets and liabilities. As of December 31, 2014, we have entered into an immaterial amount of foreign exchange forwards to hedge the effect of adverse fluctuations in foreign currency exchange rates. We have not entered into any derivative financial instruments for speculative purposes.

Item 8. Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of McGraw Hill Financial, Inc.

We have audited the accompanying consolidated balance sheets of McGraw Hill Financial, Inc. (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, cash flows and equity for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of McGraw Hill Financial, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), McGraw Hill Financial, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 13, 2015 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

New York, New York
February 13, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of McGraw Hill Financial, Inc.

We have audited McGraw Hill Financial, Inc.’s (the "Company") internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). McGraw Hill Financial, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, McGraw Hill Financial, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of McGraw Hill Financial, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, cash flows and equity for each of the three years in the period ended December 31, 2014 and our report dated February 13, 2015 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

New York, New York
February 13, 2015

Consolidated Statements of Income

(in millions, except per share data)	Year Ended December 31,
	2014	2013	2012
Revenue	$5,051	$4,702	$4,270
Expenses:
Operating-related expenses	1,627	1,564	1,433
Selling and general expenses	3,168	1,631	1,578
Depreciation	86	86	93
Amortization of intangibles	48	51	48
Total expenses	4,929	3,332	3,152
Other loss (income)	9	12	(52)
Operating profit	113	1,358	1,170
Interest expense, net	59	59	81
Income from continuing operations before taxes on income	54	1,299	1,089
Provision for taxes on income	245	425	388
(Loss) income from continuing operations	(191)	874	701
Discontinued operations, net of tax:
Income (loss) from discontinued operations	18	3	(209)
Gain on sale of discontinued operations (includes $(75) accumulated other comprehensive income reclassifications in 2013 for foreign currency translation adjustment)	160	589	—
Discontinued operations, net	178	592	(209)
Net (loss) income	(13)	1,466	492
Less: net income from continuing operations attributable to noncontrolling interests	(102)	(91)	(50)
Less: net loss (income) from discontinued operations attributable to noncontrolling interests	—	1	(5)
Net (loss) income attributable to McGraw Hill Financial, Inc.	$(115)	$1,376	$437

Amounts attributable to McGraw Hill Financial, Inc. common shareholders:
(Loss) income from continuing operations	$(293)	$783	$651
Income (loss) from discontinued operations	178	593	(214)
Net (loss) income	$(115)	$1,376	$437

Earnings (loss) per share attributable to McGraw Hill Financial, Inc. common shareholders:
(Loss) income from continuing operations:
Basic	$(1.08)	$2.85	$2.33
Diluted	$(1.08)	$2.80	$2.29
Income (loss) from discontinued operations:
Basic	$0.66	$2.16	$(0.77)
Diluted	$0.66	$2.12	$(0.75)
Net (loss) income:
Basic	$(0.42)	$5.01	$1.57
Diluted	$(0.42)	$4.91	$1.53
Weighted-average number of common shares outstanding:
Basic	271.5	274.5	278.6
Diluted	271.5	279.8	284.6

Dividend declared per common share	$1.20	$1.12	$1.02
Special dividend declared per common share	$—	$—	$2.50
See accompanying notes to the consolidated financial statements.

Consolidated Statements of Comprehensive Income

(in millions)	Year Ended December 31,
	2014	2013	2012
Net income	$(13)	$1,466	$492
Other comprehensive income:
Foreign currency translation adjustment	(108)	93	29
Income tax effect	2	(2)	(19)
	(106)	91	10

Pension and other postretirement benefit plans	(357)	385	(164)
Income tax effect	142	(154)	63
	(215)	231	(101)

Unrealized gain (loss) on investment and forward exchange contract	4	2	(4)
Income tax effect	(1)	(2)	2
	3	—	(2)

Comprehensive income	(331)	1,788	399
Less: comprehensive income attributable to nonredeemable noncontrolling interests	(10)	(18)	(20)
Less: comprehensive income attributable to redeemable noncontrolling interests	(92)	(73)	(34)
Comprehensive income attributable to McGraw Hill Financial, Inc.	$(433)	$1,697	$345

See accompanying notes to the consolidated financial statements.

Consolidated Balance Sheets

(in millions)	December 31,
	2014	2013
ASSETS
Current assets:
Cash and equivalents	$2,497	$1,542
Short-term investments	3	18
Accounts receivable, net of allowance for doubtful accounts: 2014 - $38; 2013 - $50	932	949
Deferred income taxes	363	108
Prepaid and other current assets	171	227
Assets held for sale	—	97
Total current assets	3,966	2,941
Property and equipment:
Buildings and leasehold improvements	287	436
Equipment and furniture	482	422
Total property and equipment	769	858
Less: accumulated depreciation	(563)	(609)
Property and equipment, net	206	249
Goodwill	1,387	1,409
Other intangible assets, net	1,004	1,033
Asset for pension benefits	28	261
Other non-current assets	180	168
Total assets	$6,771	$6,061
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$191	$210
Accrued compensation and contributions to retirement plans	410	423
Income taxes currently payable	32	15
Unearned revenue	1,323	1,268
Accrued legal and regulatory settlements	1,609	—
Other current liabilities	402	402
Liabilities held for sale	—	54
Total current liabilities	3,967	2,372
Long-term debt	799	799
Pension and other postretirement benefits	333	264
Deferred income taxes	56	206
Other non-current liabilities	267	266
Total liabilities	5,422	3,907
Redeemable noncontrolling interest	810	810
Commitments and contingencies (Note 12)
Equity:
Common stock, $1 par value: authorized - 600 million shares; issued - 412 million shares in 2014 and 2013	412	412
Additional paid-in capital	493	447
Retained income	6,946	7,384
Accumulated other comprehensive loss	(514)	(196)
Less: common stock in treasury - at cost: 2014 - 140 million shares; 2013 - 141 million shares	(6,849)	(6,746)
Total equity – controlling interests	488	1,301
Total equity – noncontrolling interests (2013 includes $25 attributable to discontinued operations)	51	43
Total equity	539	1,344
Total liabilities and equity	$6,771	$6,061

See accompanying notes to the consolidated financial statements.

Consolidated Statements of Cash Flows

(in millions)	Year Ended December 31,
	2014	2013	2012
Operating Activities:
Net (loss) income	$(13)	$1,466	$492
Less: income (loss) from discontinued operations	178	592	(209)
Net (loss) income from continuing operations	(191)	874	701
Adjustments to reconcile (loss) income from continuing operations to cash provided by operating activities from continuing operations:
Depreciation	86	86	93
Amortization of intangibles	48	51	48
Provision for losses on accounts receivable	11	22	32
Deferred income taxes	(245)	43	53
Stock-based compensation	100	96	90
Accrued legal and regulatory settlements	1,587	—	—
Other	80	96	3
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	(9)	(35)	(250)
Prepaid and other current assets	(7)	(29)	3
Accounts payable and accrued expenses	(130)	(94)	73
Unearned revenue	78	109	23
Other current liabilities	(51)	(89)	(68)
Net change in prepaid / accrued income taxes	(93)	(238)	119
Net change in other assets and liabilities	(55)	(110)	(190)
Cash provided by operating activities from continuing operations	1,209	782	730
Investing Activities:
Capital expenditures	(92)	(117)	(96)
Acquisitions, including contingent payments, net of cash acquired	(71)	(47)	(177)
Proceeds from dispositions	83	51	—
Changes in short-term investments	15	(17)	27
Cash used for investing activities from continuing operations	(65)	(130)	(246)
Financing Activities:
(Payments on) / additions to short-term debt	—	(457)	457
Payments on senior notes	—	—	(400)
Dividends paid to shareholders	(326)	(308)	(984)
Dividends and other payments paid to noncontrolling interests	(84)	(75)	(24)
Repurchase of treasury shares	(362)	(978)	(295)
Exercise of stock options	193	258	299
Contingent payments	(11)	(12)	—
Purchase of additional CRISIL shares	—	(214)	—
Excess tax benefits from share-based payments	128	43	42
Cash used for financing activities from continuing operations	(462)	(1,743)	(905)
Effect of exchange rate changes on cash from continuing operations	(65)	(1)	5
Cash provided by (used for) continuing operations	617	(1,092)	(416)
Discontinued Operations:
Cash provided by (used for) operating activities	18	(231)	537
Cash provided by (used for) investing activities	320	2,129	(199)
Cash used for financing activities	—	(25)	(12)
Effect of exchange rate changes on cash	—	1	3
Effect of change in cash and equivalents	—	—	12
Cash provided by discontinued operations	338	1,874	341
Net change in cash and equivalents	955	782	(75)
Cash and equivalents at beginning of year	1,542	760	835
Cash and equivalents at end of year	$2,497	$1,542	$760
Cash paid during the year for:
Interest (including discontinued operations)	$50	$50	$77
Income taxes (including discontinued operations)	$419	$787	$243
See accompanying notes to the consolidated financial statements.

Consolidated Statements of Equity

(in millions)	Common Stock $1 par	Additional Paid-in Capital	Retained Income	Accumulated Other Comprehensive Loss	Less: Treasury Stock	Total MHFI Equity	Noncontrolling Interests	Total Equity
Balance as of December 31, 2011	$412	$94	$7,667	$(425)	$6,240	$1,508	$76	$1,584
Comprehensive income [1]			437	(92)		345	20	365
Dividends			(989)			(989)	(22)	(1,011)
Noncontrolling interest transactions		350	(573)			(223)		(223)
Share repurchases		50			345	(295)	(3)	(298)
Employee stock plans, net of tax benefit		(2)			(440)	438		438
Change in redemption value of redeemable noncontrolling interest			(17)			(17)		(17)
Other						—	2	2
Balance as of December 31, 2012	$412	$492	$6,525	$(517)	$6,145	$767	$73	$840
Comprehensive income [1]			1,376	321		1,697	18	1,715
Dividends			(315)			(315)	(10)	(325)
Noncontrolling interest adjustments related to discontinued operations						—	(22)	(22)
Share repurchases					989	(989)		(989)
Employee stock plans, net of tax benefit		(45)			(388)	343		343
Change in redemption value of redeemable noncontrolling interest			11			11		11
Increase in CRISIL ownership			(216)			(216)	(17)	(233)
Other			3			3	1	4
Balance as of December 31, 2013	$412	$447	$7,384	$(196)	$6,746	$1,301	$43	$1,344
Comprehensive income [1]			(115)	(318)		(433)	10	(423)
Dividends			(324)			(324)	(8)	(332)
Share repurchases					352	(352)	6	(346)
Employee stock plans, net of tax benefit		46			(249)	295		295
Change in redemption value of redeemable noncontrolling interest			(1)			(1)		(1)
Other			2			2	—	2
Balance as of December 31, 2014	$412	$493	$6,946	$(514)	$6,849	$488	$51	$539

[1]	Excludes $92 million, $73 million and $34 million in 2014, 2013 and 2012, respectively, attributable to redeemable noncontrolling interest.
See accompanying notes to the consolidated financial statements.

Notes to the Consolidated Financial Statements

1. Accounting Policies

Nature of operations
McGraw Hill Financial, Inc. (together with its consolidated subsidiaries, the “Company,” the “Registrant,” “we,” “us” or “our”) is a leading benchmarks & ratings, analytics, data and research provider serving the global capital, commodities and commercial markets. The capital markets include asset managers, investment banks, commercial banks, exchanges, and issuers; the commodities markets include producers, traders and intermediaries within energy, metals, and agriculture; and the commercial markets include professionals and corporate executives within automotive and marketing / research information services.

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

On November 3, 2014, we completed the sale of McGraw Hill Construction, which has historically been part of our C&C segment, to Symphony Technology Group for $320 million in cash completing the portfolio rationalization to create McGraw Hill Financial. Accordingly, the results of operations for the year ended December 31, 2014 and all prior periods presented have been reclassified to reflect the business as a discontinued operation. The assets and liabilities have been removed from the consolidated balance sheet as of December 31, 2014 and classified as held for sale as of December 31, 2013 and December 31, 2012.

We completed the sale of our McGraw-Hill Education business ("MHE") on March 22, 2013 and, accordingly, the results of operations of MHE have been reclassified to reflect the business as a discontinued operation for the years ended December 31, 2013 and December 31, 2012. The assets and liabilities of MHE have been removed from the consolidated balance sheet as of December 31, 2013 and classified as held for sale as of December 31, 2012.

See Note 2 — Acquisitions and Divestitures for further discussion on discontinued operations.

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

Cash and cash equivalents
Cash and cash equivalents include ordinary bank deposits and highly liquid investments with original maturities of three months or less that consist primarily of money market funds with unrestricted daily liquidity and fixed term time deposits. Such investments and bank deposits are stated at cost, which approximates market value and were $2.5 billion and $1.5 billion as of December 31, 2014 and 2013, respectively. These investments are not subject to significant market risk.

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

Deferred technology costs
We capitalize certain software development and website implementation costs. Capitalized costs only include incremental, direct costs of materials and services incurred to develop the software after the preliminary project stage is completed, funding has been committed and it is probable that the project will be completed and used to perform the function intended. Incremental costs are expenditures that are out-of-pocket to us and are not part of an allocation or existing expense base. Software development and website implementation costs are expensed as incurred during the preliminary project stage. Capitalized costs are amortized from the year the software is ready for its intended use over its estimated useful life, three to seven years, using the straight-line method. Periodically, we evaluate the amortization methods, remaining lives and recoverability of such costs. Capitalized software development and website implementation costs are included in other non-current assets and are presented net of accumulated amortization. Gross deferred technology costs were $123 million and $131 million as of December 31, 2014 and 2013, respectively. Accumulated amortization of deferred technology costs was $55 million and $71 million as of December 31, 2014 and 2013, respectively.

Fair Value
Certain assets and liabilities are required to be recorded at fair value and classified within a fair value hierarchy based on inputs used when measuring fair value. We have an immaterial amount of forward exchange contracts that are adjusted to fair value on a recurring basis.

Other financial instruments, including cash and equivalents and short-term investments, are recorded at cost, which approximates fair value because of the short-term maturity and highly liquid nature of these instruments. The fair value of our long-term debt borrowings were $871 million and $801 million as of December 31, 2014 and 2013, respectively, and was estimated based on quoted market prices.

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

On July 31, 2014, we completed the sale of the Company's aircraft to Harold W. McGraw III, Chairman of the Company's Board of Directors and former President and CEO of the Company for a purchase price of $20 million. During the second quarter of

2014, we recorded a non-cash impairment charge of $6 million within other loss (income) in our consolidated statement of income as a result of the pending sale. See Note 13 – Related Party Transactions for further discussion.

On June 30, 2014, we completed the sale of our data center to Quality Technology Services, LLC (“QTS”) which owns, operates, and manages data centers. Net proceeds from the sale of $58 million were received in July of 2014. The sale includes all of the facilities and equipment on the south campus of our East Windsor, New Jersey location, inclusive of the rights and obligations associated with an adjoining solar power field. The sale resulted in an expense of $3 million recorded within other loss (income) in our consolidated statement of income, which is in addition to the non-cash impairment charge of $36 million we recorded in the fourth quarter of 2013 to adjust the value facilities and associated infrastructure classified as held for sale to their fair value.

During the fourth quarter of 2013, we also incurred a $26 million non-cash impairment charge associated with an intangible asset acquired through the formation of our S&P Dow Jones Indices LLC joint venture.

There were no material impairments of long-lived assets for the year ended December 31, 2012.

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

We performed our impairment assessment of goodwill and indefinite-lived intangible assets and concluded that no impairment existed for the years ended December 31, 2014 and December 31, 2013. As further discussed in Note 2 – Acquisitions and Divestitures, we determined that during the year ended December 31, 2012, the goodwill at MHE's School Education Group was impaired.

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

Revenue recognition
Revenue is recognized as it is earned when services are rendered. We consider amounts to be earned once evidence of an arrangement has been obtained, services are performed, fees are fixed or determinable and collectability is reasonably assured. Revenue relating to products that provide for more than one deliverable is recognized based upon the relative fair value to the customer of each deliverable as each deliverable is provided. Revenue relating to agreements that provide for more than one service is recognized based upon the relative fair value to the customer of each service component as each component is earned. If the fair value to the customer for each service is not objectively determinable, management makes its best estimate of the services’ stand-alone selling price and records revenue as it is earned over the service period. For arrangements that include multiple services, fair value of the service components are determined using an analysis that considers cash consideration that would be received for instances when the service components are sold separately. Advertising revenue is recognized when the page is run. Subscription income is recognized over the related subscription period.

Depreciation
The costs of property and equipment are depreciated using the straight-line method based upon the following estimated useful lives: buildings and improvements from 15 to 40 years and equipment and furniture from 2 to 10 years. The costs of leasehold improvements are amortized over the lesser of the useful lives or the terms of the respective leases.

Advertising expense
The cost of advertising is expensed as incurred. We incurred $35 million, $41 million and $31 million in advertising costs for the years ended December 31, 2014, 2013 and 2012, respectively.

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

We file income tax returns in the U.S. federal jurisdiction, various states, and foreign jurisdictions, and we are routinely under audit by many different tax authorities. We believe that our accrual for tax liabilities is adequate for all open audit years based on our assessment of many factors including past experience and interpretations of tax law. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events. It is possible that examinations will be settled prior to December 31, 2015. If any of these tax audit settlements do occur within that period we would make any necessary adjustments to the accrual for unrecognized tax benefits. Until formal resolutions are reached between us and the tax authorities, the determination of a possible audit settlement range with respect to the impact on unrecognized tax benefits is not practicable. On the basis of present information, our opinion is that any assessments resulting from the current audits will not have a material effect on our consolidated financial statements.

Redeemable Noncontrolling Interest
The agreement with the minority partners of our S&P Dow Jones Indices LLC joint venture discussed in Note 2 — Acquisitions and Divestitures, contains redemption features whereby interests held by our minority partners are redeemable both at the option of the holder and upon the occurrence of an event that is not solely within our control. Since redemption of the noncontrolling interest is outside of our control, this interest is presented on our consolidated balance sheets under the caption “Redeemable noncontrolling interest.” If the interest were to be redeemed, we would be required to purchase all of such interest at fair value on the date of redemption. We adjust the redeemable noncontrolling interest each reporting period to its estimated redemption value, but never less than its initial fair value, using a combination of an income and market valuation approach. Our income and market valuation approaches may incorporate Level 3 measures for instances when observable inputs are not available, including assumptions related to expected future net cash flows, long-term growth rates, the timing and nature of tax attributes, and the redemption features. Any adjustments to the redemption value will impact retained income. See Note 8 – Equity, for further detail.

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

2. Acquisitions and Divestitures

2014
For the year ended December 31, 2014, we paid cash for acquisitions, net of cash acquired, totaling $82 million. None of our acquisitions were material either individually or in the aggregate, including the pro forma impact on earnings. All acquisitions were funded with cash flows from operations. Acquisitions completed during the year ended December 31, 2014 by segment included:

S&P Ratings

•
In October of 2014, we acquired BRC Investor Services S.A. (“BRC”), a Colombia-based ratings firm providing risk classifications of banks, financial services providers, insurance companies, corporate bonds and structured issues that will expand our presence in the Latin American credit markets.  We accounted for the acquisition of BRC using the purchase method of accounting.  The acquisition is not material to our consolidated financial statements.

•
Following CRISIL's acquisition of Coalition Development Ltd. ("Coalition") that occurred in July of 2012, we made a contingent purchase price payment in 2014 for $11 million that has been reflected in the consolidated statement of cash flows as a financing activity.

C&C

•
In July of 2014, we acquired Eclipse Energy Group AS and its operating subsidiaries (“Eclipse”), which provides a comprehensive suite of data and analytics products on the European natural gas and liquefied natural gas markets as well as a range of advisory services leveraging Eclipse’s knowledge base, data capabilities, and modeling suite of products. This transaction complements our North American natural gas capabilities, which we obtained from our Bentek Energy LLC acquisition in 2011. We accounted for the acquisition of Eclipse using the purchase method of accounting. The acquisition of Eclipse is not material to our consolidated financial statements.

S&P DJ Indices

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

For acquisitions during 2014 that were accounted for using the purchase method, the excess of the purchase price over the fair value of the net assets acquired is allocated to goodwill and other intangibles. Intangible assets recorded for all transactions are amortized using the straight-line method for periods not exceeding 7 years. None of the goodwill acquired from our acquisitions during 2014 will be deductible for tax purposes.

2013
For the year ended December 31, 2013, we paid cash for acquisitions, net of cash acquired, totaling $273 million. None of our acquisitions were material either individually or in the aggregate, including the pro forma impact on earnings. All acquisitions were funded with cash flows from operations. Acquisitions completed during the year ended December 31, 2013 by segment included:

S&P DJ Indices

•
In December of 2013, we purchased the intellectual property rights to a range of commodities indices developed by Goldman Sachs as well as a limited-use license to promote the commodities indices using the Goldman Sachs Commodity Index trademarks. The commodities indices provide us with a leading benchmark that measures general price movements and inflation in the world economy. We accounted for the acquisition of the intellectual property on a cost basis.

S&P Ratings

•
In June of 2013, we made a voluntary open offer to purchase up to an additional 22.23% of the total equity shares outstanding in CRISIL Limited ("CRISIL"), our majority owned Indian credit rating agency within our S&P Ratings segment. In August of 2013, at the conclusion of the tender offer period, we acquired approximately 11 million equity shares representing 15.07% of CRISIL's total outstanding equity shares for $214 million, increasing our ownership percentage in CRISIL to 67.84% from 52.77%.

Following CRISIL's acquisition of Coalition that occurred in July of 2012, we made a contingent purchase price payment in 2013 for $12 million that has been reflected in the consolidated statement of cash flows as a financing activity.

Intangible assets recorded for all transactions during 2013 are considered intangible assets with indefinite lives which are not amortized, but instead are tested for impairment annually during the fourth quarter each year or more frequently if events or changes in circumstances indicate that the asset might be impaired.

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

S&P Ratings

•
On July 4, 2012, CRISIL, our majority owned Indian credit rating agency, completed the acquisition of Coalition, a privately-held U.K. analytics company, and its subsidiaries. Coalition provides high-end analytics to leading global investment banks and other financial services firms. Coalition has been integrated into CRISIL's Global Research & Analytics business.

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

Acquisition-Related Expenses
During the year ended December 31, 2013, we incurred $15 million of acquisition-related costs related to the formation of S&P Dow Jones Indices LLC. These expenses are included in selling and general expenses in our consolidated statement of income.

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

Income Taxes
We are responsible for the tax matters for S&P Dow Jones Indices LLC, including the filing of returns and the administration of any proceedings with taxing authorities. For U.S. federal income tax purposes, S&P Dow Jones Indices LLC is treated as a partnership. The income of S&P Dow Jones Indices LLC flows through and is subject to tax at the partners' level. However, S&P Dow Jones Indices LLC incurs current and deferred income taxes in a limited number of states and localities and its foreign subsidiaries incur immaterial current and deferred foreign income taxes.

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

Non-cash investing activities
Liabilities assumed in conjunction with the acquisition of businesses are as follows:

(in millions)	Years ended December 31,
	2014	2013	2012
Fair value of assets acquired	$67	$—	$1,071
Fair value of consideration transferred for DJI business	—	—	792
Cash paid (net of cash acquired)	52	—	177
Liabilities assumed [1]	$15	$—	$102
1 2013 acquisitions did not result in any liabilities assumed.

Divestitures - Continuing Operations

During the year ended December 31, 2014, we completed the following dispositions that resulted in a net pre-tax loss of $9 million, which was included in other loss (income) in the consolidated statement of income:

•
On July 31, 2014, we completed the sale of the Company's aircraft to Harold W. McGraw III, Chairman of the Company's Board of Directors and former President and CEO of the Company for a purchase price of $20 million. During the second quarter of 2014, we recorded a non-cash impairment charge of $6 million within other (income) loss in our consolidated statement of income as a result of the pending sale. See Note 13 — Related Party Transactions for further information.

•
On June 30, 2014, we completed the sale of our data center to Quality Technology Services, LLC which owns, operates and manages data centers. Net proceeds from the sale of $58 million were received in July 2014. The sale includes all of the facilities and equipment on the south campus of our East Windsor, New Jersey location, inclusive of the rights and obligations associated with an adjoining solar power field. The sale resulted in an expense of $3 million recorded within other loss (income) in our consolidated statement of income, which is in addition to the non-cash impairment charge we recorded in the fourth quarter of 2013.
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

Discontinued Operations

On November 3, 2014, we completed the sale of McGraw Hill Construction, which has historically been part of the C&C segment, to Symphony Technology Group for $320 million in cash completing the portfolio rationalization to create McGraw Hill Financial. We recorded an after-tax gain on the sale of $160 million, which is included in income from discontinued operations, net of tax in the consolidated statement of income for the year ended December 31, 2014. We intend to use a portion of the after-tax proceeds to make selective acquisitions, investments, share repurchases and for general corporate purposes.

On March 22, 2013, we completed the sale of MHE to investment funds affiliated with Apollo Global Management, LLC for a purchase price of $2.4 billion in cash. We recorded an after-tax gain on the sale of $589 million, which is included in discontinued operations, net in the consolidated statement of income for the year ended December 31, 2013. We have used a portion of the after-tax proceeds from the sale to pay down short-term debt, for the special dividend paid in 2012, and to continue share repurchases. We intend to continue to use a portion of the after-tax proceeds to make selective acquisitions, investments, share repurchases and for general corporate purposes.

The key components of income from discontinued operations consist of the following:

(in millions)	Years ended December 31,
	2014	2013	2012
Revenue	$139	$441	$2,242
Expenses	110	436	2,426
Operating income (loss)	29	5	(184)
Interest expense (income), net	—	2	(2)
Income (loss) before taxes on income (loss)	29	3	(182)
Provision for taxes on income (loss)	11	—	27
Income (loss) from discontinued operations, net of tax	18	3	(209)
Pre-tax gain on sale from discontinued operations	289	888	—
Provision for taxes on gain on sale	129	299	—
Gain on sale of discontinued operations, net of tax	160	589	—
Discontinued operations, net	178	592	(209)
Less: net (loss) income attributable to noncontrolling interests	—	(1)	5
Income (loss) from discontinued operations attributable to McGraw Hill Financial, Inc. common shareholders	$178	$593	$(214)

Results from discontinued operations for the year ended December 31, 2014 included the after-tax gain on sale of McGraw Hill Construction of $160 million.
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

◦	An impairment charge of $19 million was recorded on certain prepublication and inventory assets as targeted school programs were shut down.

•	Restructuring charges of $39 million consisting primarily of employee severance costs related to a workforce reduction of approximately 530 positions.

•	Direct transaction costs of $17 million for legal and professional fees related to the sale of MHE.

•	A charge related to a lease commitment of $3 million.

•	These charges were partially offset by a vacation accrual reversal of $17 million related to a change in our vacation policy.

The components of assets and liabilities held for sale related to McGraw Hill Construction in the consolidated balance sheet consist of the following:

(in millions)	December 31, 2013
Accounts receivable, net	$30
Goodwill	3
Other assets	3
Assets held for sale	$36

Accounts payable and accrued expenses	$13
Unearned revenue	41
Liabilities held for sale	$54

3. Goodwill and Other Intangible Assets

Goodwill

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired.

The change in the carrying amount of goodwill by segment is shown below:

(in millions)	S&P Ratings	S&P Capital IQ	S&P DJ Indices	C&C	Total
Balance as of December 31, 2012	$130	$457	$380	$468	$1,435
Dispositions	—	(3)	(4)	(29)	(36)
Other (primarily Fx)	(5)	15	—	—	10
Balance as of December 31, 2013	125	469	376	439	1,409
Acquisitions	4	—	—	38	42
Dispositions	—	—	—	(32)	(32)
Other (primarily Fx)	(7)	(17)	—	(8)	(32)
Balance as of December 31, 2014	$122	$452	$376	$437	$1,387

Goodwill additions and dispositions in the table above relate to transactions discussed in Note 2 – Acquisitions and Divestitures.

Other Intangible Assets

Other intangible assets include both indefinite-lived assets not subject to amortization and definite-lived assets subject to amortization. We have indefinite-lived assets with a carrying value of $693 million and $634 million as of December 31, 2014 and 2013, respectively, that consist of:

•
$380 million and $90 million, for Dow Jones Indices intellectual property and the Dow Jones tradename, respectively, that we recorded as part of the transaction to form S&P Dow Jones Indices LLC in 2012 further described in Note 2 – Acquisitions and Divestitures;

•	$164 million within our C&C segment for the J.D. Power and Associates tradename;

•	$44 million within our S&P Dow Jones Indices segment for the Broad Market Indices intellectual property; and

•	$15 million within our S&P Dow Jones Indices segment for the Goldman Sachs Commodity Index intellectual property.

The following table summarizes our definite-lived intangible assets:

(in millions)
Cost	Databases and software	Content	Customer relationships	Tradenames	Other intangibles	Total
Balance as of December 31, 2012	$126	$139	$225	$45	$159	$694
Acquisitions	—	—	—	—	44	44
Dispositions	(9)	—	—	—	(13)	(22)
Impairment[1]	—	—	—	—	(26)	(26)
Other (primarily Fx)	(2)	—	—	—	(6)	(8)
Balance as of December 31, 2013	115	139	225	45	158	682
Acquisitions	—	—	—	—	13	13
Transfers	—	—	—	—	(44)	(44)
Other (primarily Fx)	(2)	—	3	1	(16)	(14)
Balance as of December 31, 2014	$113	$139	$228	$46	$111	$637

Accumulated amortization
Balance as of December 31, 2012	$80	$31	$55	$30	$49	$245
Current year amortization	9	14	11	2	15	51
Dispositions	(6)	—	—	—	(9)	(15)
Other (primarily Fx)	—	—	1	—	1	2
Balance as of December 31, 2013	83	45	67	32	56	283
Current year amortization	6	14	13	3	12	48
Other (primarily Fx)	(1)	—	—	—	(4)	(5)
Balance as of December 31, 2014	$88	$59	$80	$35	$64	$326

Net definite-lived intangibles:
December 31, 2013	$32	$94	$158	$13	$102	$399
December 31, 2014	$25	$80	$148	$11	$47	$311

[1]	We incurred a $26 million non-cash impairment charge associated with an intangible asset acquired through the formation of our S&P Dow Jones Indices LLC joint venture.

Definite-lived intangible assets are being amortized on a straight-line basis over periods of up to 40 years. The weighted-average life of the intangible assets as of December 31, 2014 is approximately 10 years. Amortization expense for the years ended December 31, 2014, 2013 and 2012, and the projected amortization expense for intangible assets over the next five years for the years ended December 31, assuming no further acquisitions or dispositions, is as follows:

(in millions)	Amortization expense	Expected amortization expense
2012	$48
2013	51
2014	48
2015		$47
2016		47
2017		44
2018		37
2019		29

4. Taxes on Income

Income before taxes on income resulted from domestic and foreign operations is as follows:

(in millions)	Year Ended December 31,
	2014	2013	2012
Domestic operations	$(423)	$821	$800
Foreign operations	477	478	289
Total continuing income before taxes	$54	$1,299	$1,089

The provision/(benefit) for taxes on income consists of the following:

(in millions)	Year Ended December 31,
	2014	2013	2012
Federal:
Current	$285	$194	$181
Deferred	(213)	51	73
Total federal	72	245	254
Foreign:
Current	135	152	91
Deferred	1	(19)	(9)
Total foreign	136	133	82
State and local:
Current	62	37	38
Deferred	(25)	10	14
Total state and local	37	47	52
Total provision for taxes for continuing operations	245	425	388
Provision for discontinued operations	140	299	27
Total provision for taxes	$385	$724	$415

A reconciliation of the U.S. federal statutory income tax rate to our effective income tax rate for financial reporting purposes is as follows:

	Year Ended December 31,
	2014	2013	2012
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
Legal and regulatory settlements	524.1	—	—
State and local income taxes	64.2	2.8	3.5
Foreign operations	(79.6)	(3.9)	(2.7)
S&P Dow Jones Indices LLC joint venture	(60.2)	(2.0)	(1.1)
Tax credits and incentives	(91.5)	(2.1)	(2.4)
Other, net	61.7	2.9	3.3
Effective income tax rate for continuing operations	453.7%	32.7%	35.6%

The principal temporary differences between the accounting for income and expenses for financial reporting and income tax purposes are as follows:

(in millions)	December 31,
	2014	2013
Deferred tax assets:
Legal and regulatory settlements	$305	$6
Employee compensation	98	72
Accrued expenses	107	136
Postretirement benefits	140	32
Unearned revenue	24	55
Allowance for doubtful accounts	12	15
Loss carryforwards	29	28
Other	12	10
Total deferred tax assets	727	354
Deferred tax liabilities:
Goodwill and intangible assets [1]	(377)	(379)
Fixed assets	(11)	(55)
Other	—	—
Total deferred tax liabilities	(388)	(434)
Net deferred income tax asset (liability) before valuation allowance	339	(80)
Valuation allowance	(12)	(5)
Net deferred income tax asset (liability)	$327	$(85)
Reported as:
Current deferred tax assets	$363	$108
Current deferred tax liabilities	(2)	(10)
Non-current deferred tax assets	22	23
Non-current deferred tax liabilities	(56)	(206)
Net deferred income tax asset (liability)	$327	$(85)

[1]	See Note 2 – Acquisitions and Divestitures for further discussion regarding the impact related to the S&P Dow Jones Indices LLC.

We record valuation allowances against deferred income tax assets when we determine that it is more likely than not based upon all the available evidence that such deferred income tax assets will not be realized. The valuation allowance is primarily related to operating losses.

We have not recorded deferred income taxes applicable to undistributed earnings of foreign subsidiaries that are indefinitely reinvested in foreign operations. Undistributed earnings that are indefinitely reinvested in foreign operations amounted to $1,239 million at December 31, 2014. Quantification of the deferred tax liability, if any, associated with indefinitely reinvested earnings is not practicable.

We made net income tax payments for continuing and discontinued operations totaling $419 million in 2014, $787 million in 2013, and $243 million in 2012. As of December 31, 2014, we had net operating loss carryforwards of $125 million, which will expire over various periods.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in millions)	Years ended December 31,
	2014	2013	2012
Balance at beginning of year	$82	$74	$58
Additions based on tax positions related to the current year	30	27	14
Additions for tax positions of prior years	33	10	3
Reduction for tax positions of prior years	(11)	(9)	(1)
Reduction for settlements	(16)	(20)	—
Balance at end of year	$118	$82	$74

The total amount of federal, state and local, and foreign unrecognized tax benefits as of December 31, 2014, 2013 and 2012 was $118 million, $82 million and $74 million, respectively, exclusive of interest and penalties. The increase of $52 million in 2014 (excluding settlements) is the amount of unrecognized tax benefits that unfavorably impacted tax expense. The unfavorable impact to the tax provision was partially offset by the resolution of tax audits in multiple jurisdictions.

We recognize accrued interest and penalties related to unrecognized tax benefits in interest expense and operating-related expense, respectively. In addition to the unrecognized tax benefits, as of December 31, 2014 and 2013, we had $23 million and $19 million, respectively, of accrued interest and penalties associated with uncertain tax positions.

During 2014, we completed the federal income tax audit for 2012 and made U.S. federal income tax payments in settlement of tax years 2011 and 2012. The U.S. federal income tax audits for 2013 and 2014 are in process. During 2013, we made a U.S. federal income tax payment in settlement of an issue related to tax years 2007 through 2010. Also during 2014, we completed various state and foreign tax audits and, with few exceptions, we are no longer subject to federal, state and local, or non-U.S. income tax examinations by tax authorities for the years before 2006. The impact to tax expense in 2014, 2013 and 2012 was not material.

We file income tax returns in the U.S. federal jurisdiction, various states, and foreign jurisdictions, and we are routinely under audit by many different tax authorities. We believe that our accrual for tax liabilities is adequate for all open audit years based on an assessment of many factors including past experience and interpretations of tax law. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events. It is possible that tax examinations will be settled prior to December 31, 2015. If any of these tax audit settlements do occur within that period, we would make any necessary adjustments to the accrual for unrecognized tax benefits. Until formal resolutions are reached between us and the tax authorities, the determination of a possible audit settlement range with respect to the impact on unrecognized tax benefits is not practicable.

Based on the current status of income tax audits, we believe that the total amount of unrecognized tax benefits may significantly decrease in the next twelve months. Although the ultimate resolution of our tax audits is unpredictable, the resulting change in our unrecognized tax benefits could have a material impact on our results of operations and/or cash flows.

5. Debt

A summary of short-term and long-term debt outstanding is as follows:

(in millions)	December 31,
	2014	2013
5.9% Senior Notes, due 2017 [1]	$400	$400
6.55% Senior Notes, due 2037 [2]	399	399
Commercial paper	—	—
Total debt	799	799
Less: short-term debt including current maturities	—	—
Long-term debt	$799	$799

[1]	Interest payments are due semiannually on April 15 and October 15, and as of December 31, 2014, the unamortized debt discount is less than $1 million.

[2]	Interest payments are due semiannually on May 15 and November 15, and as of December 31, 2014, the unamortized debt discount is approximately $1 million.

Annual long-term debt maturities are scheduled as follows based on book values as of December 31, 2014: no amounts due from 2015 – 2016, approximately $400 million due in 2017 and approximately $399 million due thereafter.

Currently, we have the ability to borrow a total of $1.0 billion through our commercial paper program, which is supported by our $1.0 billion four-year credit agreement (our "credit facility") that we entered into in June 2013 and will terminate on June 19, 2017. As of December 31, 2014 and 2013, we had no outstanding commercial paper.

We pay a commitment fee of 20 to 45 basis points for our credit facility, depending on our indebtedness to cash flow ratio, whether or not amounts have been borrowed and currently pay a commitment fee of 20 basis points. The interest rate on borrowings under our credit facility is, at our option, calculated using rates that are primarily based on either the prevailing London Inter-Bank Offer Rate, the prime rate determined by the administrative agent or the Federal Funds Rate. For certain borrowings under this credit facility there is also a spread based on our indebtedness to cash flow ratio added to the applicable rate.

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

As part of the sale of McGraw Hill Construction and MHE, described further in Note 2 – Acquisitions and Divestitures, we retained the benefit obligations and plan assets related to McGraw Hill Construction and MHE; however, the benefit cost for periods presented is bifurcated between continuing and discontinued operations.

Benefit Obligation

A summary of the benefit obligation and the fair value of plan assets, as well as the funded status for the retirement and postretirement plans as of December 31, is as follows (benefits paid in the table below include only those amounts contributed directly to or paid directly from plan assets):

(in millions)	Retirement Plans		Postretirement Plans
	2014	2013	2014	2013
Net benefit obligation at beginning of year	$2,004	$2,171	$103	$129
Service cost	5	10	1	2
Interest cost	99	91	4	5
Plan participants’ contributions	—	—	4	4
Actuarial loss (gain)	504	(178)	5	(13)
Gross benefits paid	(125)	(77)	(13)	(13)
Foreign currency effect	(25)	8	—	—
Curtailment [1]	—	(26)	—	(11)
Other adjustments	—	5	(8)	—
Net benefit obligation at end of year	2,462	2,004	96	103
Fair value of plan assets at beginning of year	2,088	1,851	—	—
Actual return on plan assets	270	281	—	—
Employer contributions	22	27	9	9
Plan participants’ contributions	—	—	4	4
Gross benefits paid	(125)	(77)	(13)	(13)
Foreign currency effect	(19)	6	—	—
Fair value of plan assets at end of year	2,236	2,088	—	—
Funded status	$(226)	$84	$(96)	$(103)
Amounts recognized in consolidated balance sheets:
Non-current assets	$28	$261	$—	$—
Current liabilities	(8)	(7)	(9)	(9)
Non-current liabilities	(246)	(170)	(87)	(94)
	$(226)	$84	$(96)	$(103)
Accumulated benefit obligation	$2,440	$2,004
Plans with accumulated benefit obligation in excess of the fair value of plan assets:
Projected benefit obligation	$2,046	$176
Accumulated benefit obligation	$2,024	$158
Fair value of plan assets	$1,792	$—
Amounts recognized in accumulated other comprehensive loss, net of tax:
Net actuarial loss (gain)	$452	$227	$(8)	$(11)
Prior service credit	1	1	(5)	(1)
Total recognized	$453	$228	$(13)	$(12)

[1]
The curtailment gain for our retirement plans in 2013 relates to a freeze of pension accruals for MHE employees as well as all remaining active employees in the United Kingdom ("U.K."). The curtailment gain for our postretirement plans relates to the sale of MHE on March 22, 2013.

The actuarial loss included in accumulated other comprehensive loss for our retirement plans and expected to be recognized in net periodic pension cost during the year ending December 31, 2015 is $21 million. There is no prior service credit included in accumulated other comprehensive loss for our retirement plans expected to be recognized in net periodic benefit cost during the year ending December 31, 2015.

There is no actuarial loss and an immaterial amount of prior service credit included in accumulated other comprehensive loss for our postretirement plans expected to be recognized in net periodic benefit cost during the year ending December 31, 2015.

Net Periodic Cost

For purposes of determining annual pension cost, prior service costs are being amortized straight-line over the average expected remaining lifetime of plan participants expected to receive benefits.

A summary of net periodic benefit cost for our retirement and postretirement plans for the years ended December 31, is as follows:

(in millions)	Retirement Plans			Postretirement Plans
	2014	2013	2012	2014	2013	2012
Service cost	$5	$10	$24	$1	$2	$3
Interest cost	99	91	93	4	5	5
Expected return on assets	(138)	(129)	(124)	—	—	—
Amortization of:
Actuarial loss (gain)	11	26	32	(1)	—	—
Prior service cost (credit)	—	5	(1)	—	(1)	(1)
Curtailment [1]	—	(8)	—	(1)	(12)	—
Net periodic benefit cost	$(23)	$(5)	$24	$3	$(6)	$7

[1]
The curtailment gain for our retirement plans in 2013 relates to a freeze of pension accruals for MHE employees as well as all remaining active employees in the United Kingdom ("U.K."). The curtailment gain for our postretirement plans in 2014 is a result of plan changes effective October 31, 2014 eliminating retiree medical and life insurance benefits for active employees not retiring by July 1, 2016. The curtailment gain for our postretirement plans in 2013 relates to the sale of MHE on March 22, 2013.

Our U.K. retirement plan accounted for a benefit of $8 million in 2014, $10 million in 2013, including the $8 million curtailment gain discussed above, and $3 million in 2012 of the net periodic benefit cost attributable to the funded plans.

Other changes in plan assets and benefit obligations recognized in other comprehensive income, net of tax for the years ended December 31, are as follows:

(in millions)	Retirement Plans			Postretirement Plans
	2014	2013	2012	2014	2013	2012
Net actuarial loss (gain)	$232	$(213)	$116	$3	$(8)	$2
Recognized actuarial (gain) loss	(7)	(15)	(20)	1	—	—
Prior service cost (credit)	—	5	2	(5)	—	1
Total recognized	$225	$(223)	$98	$(1)	$(8)	$3

The total cost for our retirement plans was $81 million for 2014, $96 million for 2013 and $129 million for 2012. Included in the total retirement plans cost are defined contribution plans cost of $74 million for 2014, $75 million for 2013 and $86 million for 2012.

Assumptions

	Retirement Plans			Postretirement Plans
	2014	2013	2012	2014	2013	2012
Benefit obligation:
Discount rate	4.15%	5.00%	4.10%	3.60%	4.20%	3.45%
Net periodic cost:
Weighted-average healthcare cost rate [1]				7.0%	7.0%	7.5%
Discount rate - U.S. plan [2]	5.0%	4.1%	5.1%	4.125%	3.45%	4.45%
Discount rate - U.K. plan [2]	4.5%	4.8%	5.1%
Compensation increase factor - U.S. plan	N/A	N/A	4.5%
Compensation increase factor - U.K. plan	N/A	5.75%	5.85%
Return on assets [3]	7.125%	7.25%	7.75%

[1]
The assumed weighted-average healthcare cost trend rate will decrease ratably from 7% in 2014 to 5% in 2020 and remain at that level thereafter. Assumed healthcare cost trends have an effect on the amounts reported for the healthcare plans. A one percentage point change in assumed healthcare cost trend creates the following effects:

(in millions)	1% point increase	1% point decrease
Effect on postretirement obligation	$5	$(4)

[2]
Effective January 1, 2015, we changed our discount rate assumption on our U.S. retirement plans to 4.15% from 5.0% in 2014 and changed our discount rate assumption on our U.K. plan to 3.8% from 4.5% in 2014.

[3]
The expected return on assets assumption is calculated based on the plan’s asset allocation strategy and projected market returns over the long-term. Effective January 1, 2015, we changed our return on assets assumption to 6.25% from 7.125% for the U.S. plan in 2014 and to 6.25% from 6.75% for the U.K. plan in 2014.

In addition to the assumptions in the above table, assumed mortality is also a key assumption in determining benefit obligations. At December 31, 2014, the Company updated the assumed mortality rates to reflect life expectancy improvements.

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

Expected employer contributions in 2015 are $15 million for our retirement plans and $10 million for our postretirement plans. In 2015, we may elect to make additional non-required contributions depending on investment performance and the pension plan status. Information about the expected cash flows for our retirement and postretirement plans and the impact of the Medicare subsidy is as follows:

(in millions)		Postretirement Plans [2]
	Retirement [1] Plans	Gross payments	Retiree contributions	Medicare subsidy	Net payments
2015	$84	$15	$(5)	$(1)	$9
2016	88	15	(5)	(1)	9
2017	92	15	(5)	(1)	9
2018	96	15	(5)	(1)	9
2019	100	14	(5)	(1)	8
2020-2024	553	52	(15)	(3)	34

[1]	Reflects the total benefits expected to be paid from the plans or from our assets including both our share of the benefit cost and the participants’ share of the cost.

[2]	Reflects the total benefits expected to be paid from our assets.

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

•	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The fair value of our defined benefit plans assets as of December 31, 2014 and 2013, by asset class is as follows:

(in millions)	December 31, 2014
	Total	Level 1	Level 2	Level 3
Cash and short-term investments	$176	$17	$159	$—
Equities:
U.S. indexes [1]	293	88	205	—
U.S. growth and value	204	147	57	—
U.K.	67	56	11	—
International, excluding U.K.	139	42	97	—
Fixed income:
Long duration strategy [2]	1,165	—	1,165	—
Intermediate duration securities	25	—	25	—
Agency mortgage backed securities	6	—	6	—
Asset backed securities	18	—	18	—
Non-agency mortgage backed securities [3]	37	—	37	—
U.K. [4]	7	—	7	—
International, excluding U.K.	85	—	85	—
Other	14	—	14	—
Total	$2,236	$350	$1,886	$—

(in millions)	December 31, 2013
	Total	Level 1	Level 2	Level 3
Cash, short-term investments, and other	$68	$20	$48	$—
Equities:
U.S. indexes [1]	514	145	369	—
U.S. growth and value	373	325	48	—
U.K.	183	101	82	—
International, excluding U.K.	227	131	96	—
Fixed income:
Long duration strategy [2]	517	—	517	—
Intermediate duration securities	11	—	11	—
Agency mortgage backed securities	7	—	7	—
Asset backed securities	16	—	16	—
Non-agency mortgage backed securities [3]	45	—	45	—
U.K. [4]	66	—	66	—
International, excluding U.K.	61	—	61	—
Total	$2,088	$722	$1,366	$—

[1]	Includes securities that are tracked in the following indexes: S&P 500, S&P MidCap 400, S&P MidCap 400 Growth and S&P Smallcap 600.

[2]	Includes securities that are investment grade obligations of issuers in the U.S.

[3]	Includes U.S. mortgage-backed securities that are not backed by the U.S. government.

[4]	Includes securities originated by the government of and other issuers from the U.K.

For securities that are quoted in active markets, the trustee/custodian determines fair value by applying securities’ prices obtained from its pricing vendors. For commingled funds that are not actively traded, the trustee applies pricing information provided by investment management firms to the unit quantities of such funds. Investment management firms employ their own pricing vendors to value the securities underlying each commingled fund. Underlying securities that are not actively traded derive their prices from investment managers, which in turn, employ vendors that use pricing models (e.g., discounted cash flow, comparables). The domestic defined benefit plans have no investment in our stock, except through the S&P 500 commingled index fund.

Pension Trusts’ Asset Allocations

There are two pension trusts, one in the U.S. and one in the U.K.

•
The U.S. pension trust had assets of $1.8 billion and $1.7 billion as of December 31, 2014 and 2013, respectively, and the target allocations in 2014 include 26% domestic equities, 6% international equities, and 68% debt securities and short-term investments.

•
The U.K. pension trust had assets of $443 million and $399 million as of December 31, 2014 and 2013, respectively, and the target allocations in 2014 include 30% equities, 40% diversified growth funds and 30% fixed income.

The pension assets are invested with the goal of producing a combination of capital growth, income and a liability hedge. The mix of assets is established after consideration of the long-term performance and risk characteristics of asset classes. Investments are selected based on their potential to enhance returns, preserve capital and reduce overall volatility. Holdings are diversified within each asset class. The portfolios employ a mix of index and actively managed equity strategies by market capitalization, style, geographic regions and economic sectors. The fixed income strategies include U.S. long duration securities, opportunistic fixed income securities and U.K. debt instruments. The short-term portfolio, whose primary goal is capital preservation for liquidity purposes, is composed of government and government-agency securities, uninvested cash, receivables and payables. The portfolios do not employ any financial leverage.

U.S. Defined Contribution Plans

Assets of the defined contribution plans in the U.S. consist primarily of investment options which include actively managed equity, indexed equity, actively managed equity/bond funds, target date funds, McGraw Hill Financial common stock, stable value and money market strategies. There is also a self-directed mutual fund investment option. The plans purchased 301,924 shares and sold 629,086 shares of McGraw Hill Financial common stock in 2014 and purchased 261,672 shares and sold 1,182,318 shares of McGraw Hill Financial common stock in 2013. The plans held approximately 1.9 million shares of McGraw Hill Financial common stock as of December 31, 2014 and 2.2 million shares as of December 31, 2013, with market values of $165 million and $172 million, respectively. The plans received dividends on McGraw Hill Financial common stock of $3 million during the year ended December 31, 2014 and $3 million during the year ended December 31, 2013.

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

The number of common shares reserved for issuance are as follows:

(in millions)	December 31,
	2014	2013
Shares available for granting under the 2002 Plan	31.4	30.3
Options outstanding	8.1	12.2
Total shares reserved for issuance [1]	39.5	42.5

[1]	Shares reserved for issuance under the Director Deferred Stock Ownership Plan are not included in the total, but are approximately 0.1 million.

We issue treasury shares upon exercise of stock options and the issuance of restricted stock and unit awards. To offset the dilutive effect of the exercise of employee stock options, we periodically repurchase shares. See Note 8 – Equity for further discussion.

Stock-based compensation expense and the corresponding tax benefit are as follows:

(in millions)	Year Ended December 31,
	2014	2013	2012
Stock option expense	$21	$13	$10
Restricted stock and unit awards expense	79	83	80
Total stock-based compensation expense	$100	$96	$90

Tax benefit	$38	$37	$35

Stock-based compensation of $2 million, $10 million and $19 million is recorded in discontinued operations for the years ended December 31, 2014, 2013 and 2012, respectively, as a result of the sale of MHE and McGraw Hill Construction described further in Note 2 – Acquisitions and Divestitures. Additionally, stock-based compensation expense for the year ended December 31, 2012 include amounts related to employees at the Company's corporate offices who transferred to MHE of $5 million.

Stock Options

Stock options may not be granted at a price less than the fair market value of our common stock on the date of grant. Stock options granted in 2014 and 2013 vest over a three year service period in equal annual installments and have a maximum term of 10 years. Stock option compensation costs for 2014 and 2013 grants are recognized from the date of grant, utilizing a three-year graded vesting method. Under this method, one-third of the costs are ratably recognized over the first twelve months, one-third of the costs are ratably recognized over a twenty-four month period starting from the date of grant with the remaining costs ratably recognized over a thirty-six month period starting from the date of grant.

Stock options granted in 2011 and prior years vest over a two year service period in equal annual installments and have a maximum term of 10 years. Stock option compensation costs for 2011 and prior year grants are recognized from the date of grant, utilizing a two-year graded vesting method. Under this method, fifty percent of the costs are ratably recognized over the first twelve months with the remaining costs ratably recognized over a twenty-four month period starting from the date of grant.

We use a lattice-based option-pricing model to estimate the fair value of options granted. The following assumptions were used in valuing the options granted (in 2012, stock options were not granted as part of employees' total stock-based incentive awards):

	Year Ended December 31,
	2014	2013	2012
Risk-free average interest rate	0.1 - 2.9%	0.1 - 2.9%	N/A
Dividend yield	1.8 - 1.4%	2.09 - 2.07%	N/A
Volatility	18 - 41%	29 - 45%	N/A
Expected life (years)	6.25 - 6.21	6.1 - 6.2	N/A
Weighted-average grant-date fair value per option	$23.41	$14.46	N/A

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

Stock option activity is as follows:

(in millions, except per award amounts)	Shares		Weighted average exercise price	Weighted-average remaining years of contractual term	Aggregate intrinsic value
Options outstanding as of December 31, 2013	12.2		$41.78
Granted	0.8	[1]	$77.85
Exercised	(4.8)		$72.04
Canceled, forfeited and expired	(0.1)		$50.96
Options outstanding as of December 31, 2014	8.1		$45.18	4.8	$356
Options exercisable as of December 31, 2014	6.5		$40.28	3.8	$317

(in millions, except per award amounts)	Shares	Weighted-average grant-date fair value
Nonvested options outstanding as of December 31, 2013	1.3	$14.46
Granted	0.8	$23.41
Vested	(0.4)	$14.47
Forfeited	(0.1)	$15.68
Nonvested options outstanding as of December 31, 2014	1.6	$19.00
Total unrecognized compensation expense related to nonvested options	$12
Weighted-average years to be recognized over	2.1

The total fair value of our stock options that vested during the years ended December 31, 2014, 2013 and 2012 was $6 million, $12 million and $21 million, respectively. In 2012, stock options were not granted as part of employees' total stock-based incentive awards which contributed to the decrease in the fair value of our stock options that vested during the year ended December 31, 2013.

We receive a tax deduction for certain stock option exercises during the period in which the options are exercised, generally for the excess of the quoted market value of the stock at the time of the exercise of the options over the exercise price of the options (“intrinsic value”). For the years ended December 31, 2014, 2013 and 2012, $128 million, $43 million and $42 million, respectively, of excess tax benefits from stock options exercised are reported in our cash flows used for financing activities.

Information regarding our stock option exercises is as follows:

(in millions)	Year Ended December 31,
	2014	2013	2012
Net cash proceeds from the exercise of stock options	$193	$258	$299
Total intrinsic value of stock option exercises	$168	$158	$120
Income tax benefit realized from stock option exercises	$73	$61	$47

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

Restricted stock and unit activity for performance and non-performance awards is as follows:

(in millions, except per award amounts)	Shares	Weighted-average grant-date fair value
Nonvested shares as of December 31, 2013	3.1	$47.89
Granted	0.7	$77.74
Vested	(1.9)	$44.54
Forfeited	(0.2)	$57.26
Nonvested shares as of December 31, 2014	1.7	$61.56
Total unrecognized compensation expense related to nonvested awards	$68
Weighted-average years to be recognized over	1.6

	Year Ended December 31,
	2014	2013	2012
Weighted-average grant-date fair value per award	$77.74	$44.22	$44.38
Total fair value of restricted stock and unit awards vested	$88	$119	$90
Tax benefit relating to restricted stock activity	$30	$33	$32

8. Equity

Capital Stock

Two million shares of preferred stock, par value $1 per share, are authorized; none have been issued.

On February 12, 2015, the Board of Directors approved an increase in the dividends for 2015 to a quarterly rate of $0.33 per common share.

	Year Ended December 31,
	2014	2013	2012
Quarterly dividend rate	$0.30	$0.28	$0.255
Annualized dividend rate	$1.20	$1.12	$1.02
Special dividend	$—	$—	$2.50
Dividends paid (in millions)	$326	$308	$984

Stock Repurchases

On December 4, 2013, the Board of Directors approved a stock repurchase program authorizing the purchase of 50 million shares (the "2013 Repurchase Program"), which was approximately 18% of the total shares of our outstanding common stock at that time. In 2011, the Board of Directors approved a stock repurchase program authorizing the purchase of up to 50 million shares (the “2011 Repurchase Program”), which was approximately 17% of the total shares of our outstanding common stock at that time.

Share repurchases were as follows:

(in millions, except average price)	Year Ended December 31,
	2014	2013	2012
Total number of shares purchased - 2013 Repurchase Program	4.4	—	—
Total number of shares purchased - 2011 Repurchase Program [1,2]	—	16.9	6.8
Average price paid per share 2.3	$79.06	$58.52	$50.35
Total cash utilized [3]	$352	$989	$295

[1]	2013 and 2012 include shares received as part of our accelerated share repurchase agreements as described in more detail below.

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

[3]
In December 2013, 0.1 million shares were repurchased for approximately $10 million, which settled in January 2014. Excluding these 0.1 million shares, the average price paid per share was $58.36. Cash used for financing activities only reflects those shares which settled during the year ended December 31, 2014 resulting in $362 million of cash used to repurchase shares.

Our purchased shares may be used for general corporate purposes, including the issuance of shares for stock compensation plans and to offset the dilutive effect of the exercise of employee stock options. As of December 31, 2014, 45.6 million shares remained available under the 2013 Repurchase Program. As of December 31, 2014, there were no remaining shares available under the 2011 Repurchase Program. The 2013 Repurchase Program has no expiration date and purchases under this program may be made from time to time on the open market and in private transactions, depending on market conditions.

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
In December 2011, we entered into two separate ASR agreements with a financial institution to initiate share repurchases aggregating $500 million. The first ASR agreement was structured as an uncollared ASR agreement for the repurchase of $250 million of shares at a per share price equal to the VWAP of our common stock between December 7, 2011 and February 22, 2012. We purchased and received approximately 5 million and 0.8 million shares in December 2011 and February 2012, respectively, under the agreement. The second agreement was structured as a capped agreement for the repurchase of 250 million of shares where we purchased and received 5 million and 0.1 million shares in December 2011 and April 2012, respectively.
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

Noncontrolling interests that do not contain such redemption features are presented in equity.

Changes to redeemable noncontrolling interest during the year ended December 31, 2014 were as follows:

(in millions)
Balance as of December 31, 2013	$810
Net income attributable to noncontrolling interest	92
Distributions to noncontrolling interest	(91)
Redemption value adjustment	(1)
Balance as of December 31, 2014	$810

Accumulated Other Comprehensive Loss

The following table summarizes the changes in the components of accumulated other comprehensive loss for the year ended December 31, 2014:

(in millions)	Foreign Currency Translation Adjustment	Pension and Postretirement Benefit Plans		Unrealized Gain (Loss) on Forward Exchange Contracts	Accumulated Other Comprehensive Loss
Balance as of December 31, 2013	$23	$(216)		$(3)	$(196)
Other comprehensive income before reclassifications	(106)	(221)		3	(324)
Reclassifications from accumulated other comprehensive loss to net earnings		6	[1]		6
Net other comprehensive income	(106)	(215)		3	(318)
Balance as of December 31, 2014	$(83)	$(431)		$—	$(514)

[1]	See Note 6 — Employee Benefits for additional details of items reclassed from accumulated other comprehensive loss to net earnings.

The net actuarial loss and prior service cost related to pension and other postretirement benefit plans included in other comprehensive income is net of a tax provision of $3 million for the twelve months ended December 31, 2014.

9. Earnings (Loss) per Share

Basic earnings (loss) per common share is computed by dividing net income (loss) attributable to the common shareholders of the Company by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed in the same manner as basic earnings (loss) per share, except the number of shares is increased to include additional common shares that would have been outstanding if potential common shares with a dilutive effect had been issued. Potential common shares consist primarily of stock options, restricted stock and restricted stock units calculated using the treasury stock method.

The calculation for basic and diluted earnings (loss) per share is as follows:

(in millions, except per share data)	Year Ended December 31,
	2014	2013	2012
Amount attributable to McGraw Hill Financial, Inc. common shareholders:
(Loss) income from continuing operations	$(293)	$783	$651
Income (loss) from discontinued operations	178	593	(214)
Net (loss) income attributable to the Company	$(115)	$1,376	$437

Basic weighted-average number of common shares outstanding	271.5	274.5	278.6
Effect of stock options and other dilutive securities	—	5.3	6.0
Diluted weighted-average number of common shares outstanding	271.5	279.8	284.6

(Loss) income from continuing operations:
Basic	$(1.08)	$2.85	$2.33
Diluted	$(1.08)	$2.80	$2.29
Income (loss) from discontinued operations:
Basic	$0.66	$2.16	$(0.77)
Diluted	$0.66	$2.12	$(0.75)
Net (loss) income:
Basic	$(0.42)	$5.01	$1.57
Diluted	$(0.42)	$4.91	$1.53

Each period we have certain stock options and restricted performance shares that are excluded from the computation of diluted earnings (loss) per share. The effect of the potential exercise of stock options is excluded when a loss from continuing operations exists or when the average market price of our common stock is lower than the exercise price of the related option during the period because the effect would have been antidilutive. Additionally, restricted performance shares are excluded when a loss from continuing operations exists or because the necessary vesting conditions had not been met. As of December 31, 2014, there were 2.9 million stock options excluded as compared to 1.2 million and 3.4 million stock options excluded for the years ended December 31, 2013 and 2012, respectively. Additionally, restricted performance shares outstanding of 3.2 million, 0.9 million and 1.4 million as of December 31, 2014, 2013 and 2012, respectively, were excluded.

10. Restructuring

During 2014 and 2013, we continued to evaluate our cost structure and further identified cost savings associated with streamlining our management structure and our decision to exit non-strategic businesses. Our 2014 and 2013 restructuring plans consisted of a company-wide workforce reduction of approximately 590 positions and 520 positions, respectively, and are further detailed below. The charges for each restructuring plan are classified as selling and general expenses within the consolidated statements of income and the reserves are included in other current liabilities in the consolidated balance sheets.

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

As part of the sale of McGraw Hill Construction, which has historically been part of our C&C segment, to Symphony Technology Group, described further in Note 2 — Acquisitions and Divestitures, we have retained McGraw Hill Construction's restructuring liabilities. Therefore, the remaining reserves described below include McGraw Hill Construction's restructuring liability; however, the initial charge associated with the reserve has been bifurcated between continuing and discontinued operations.

The initial restructuring charge recorded and the ending reserve balance as of December 31, 2014 by segment is as follows:

	2014 Restructuring Plan		2013 Restructuring Plan
(in millions)	Initial Charge Recorded	Ending Reserve Balance	Initial Charge Recorded	Ending Reserve Balance
S&P Ratings	$45	$42	$13	2
S&P Capital IQ	9	7	10	1
C&C [1]	16	14	10	2
Corporate	16	15	16	2
Total	$86	$78	$49	$7

[1]
The 2014 restructuring plan includes an initial charge of $3 million and an ending reserve balance of $1 million for McGraw Hill Construction. The 2013 restructuring plan includes an initial charge of $1 million and an ending reserve balance of less than $1 million for McGraw Hill Construction.

For the year ended December 31, 2014, we have reduced the reserve for the 2014 restructuring plan by $9 million and for the years ended December 31, 2014 and 2013, we have reduced the reserve for the 2013 restructuring plan by $32 million and $10 million, respectively. The reductions primarily related to cash payments for employee severance costs.

11. Segment and Geographic Information

As discussed in Note 1 – Accounting Policies, we have four reportable segments: S&P Ratings, S&P Capital IQ, S&P DJ Indices and C&C.

Our Chief Executive Officer is our chief operating decision-maker and evaluates performance of our segments and allocates resources based primarily on operating profit. Segment operating profit does not include unallocated expense or interest expense, as these are costs that do not affect the operating results of our segments. We use the same accounting policies for our segments as those described in Note 1 – Accounting Policies.

As part of our transformation to McGraw Hill Financial, a comprehensive review of our accounting and reporting practices and policies was undertaken. As a result, beginning on January 1, 2014, to the extent they can be attributed to our continuing operations, all shared operating services have been allocated to the segments utilizing a methodology that more closely aligns with each segment's usage of these services. The costs that remain in unallocated expense primarily relate to corporate center functions and shared operating costs allocable to discontinued operations reclassified during the current year. The updated methodology is reflected in the segment results for the year ended December 31, 2014 and accordingly, the segment results for the prior-year comparative periods have been reclassified to conform with the new presentation.

Segment information for the years ended December 31 is as follows:

(in millions)	Revenue			Operating (Loss) Profit
	2014	2013	2012	2014	2013	2012
S&P Ratings	$2,455	$2,274	$2,034	$(583)	$882	$809
S&P Capital IQ	1,237	1,170	1,124	228	189	183
S&P DJ Indices	552	493	388	347	266	202
C&C [1]	893	841	793	290	280	219
Intersegment elimination [2]	(86)	(76)	(69)	—	—	—
Total operating segments	5,051	4,702	4,270	282	1,617	1,413
Unallocated expense [3]	—	—	—	(169)	(259)	(243)
Total	$5,051	$4,702	$4,270	$113	$1,358	$1,170

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

[3]
The year ended December 31, 2014 includes restructuring charges of $16 million. The year ended December 31, 2013 includes costs necessary to enable the separation of MHE and reduce our cost structure of $64 million, a $36 million non-cash impairment charge related to the sale of a data center and $13 million related to terminating various leases as we reduce our real estate portfolio. The year ended December 31, 2012 includes costs necessary to enable the separation of MHE and reduce our cost structure of $156 million and $52 million related to a vacation accrual reversal.

(in millions)	Depreciation & Amortization			Capital Expenditures
	2014	2013	2012	2014	2013	2012
S&P Ratings	$43	$45	$43	$33	$40	$43
S&P Capital IQ	50	49	50	38	39	22
S&P DJ Indices	7	10	8	2	4	2
C&C	24	22	23	11	17	16
Total operating segments	124	126	124	84	100	83
Corporate	10	11	17	8	17	13
Total	$134	$137	$141	$92	$117	$96

Segment information as of December 31 is as follows:

(in millions)	Total Assets
	2014	2013
S&P Ratings	$624	$630
S&P Capital IQ	1,011	1,054
S&P DJ Indices	1,166	1,160
C&C	918	907
Total operating segments	3,719	3,751
Corporate [1]	3,052	2,213
Assets held for sale [2]	—	97
Total	$6,771	$6,061

[1]	Corporate assets consist principally of cash and equivalents, assets for pension benefits, deferred income taxes and leasehold improvements related to subleased areas.

[2]	Includes McGraw Hill Construction and one of our data centers as of December 31, 2013.

We have operations with foreign revenue and long-lived assets in approximately 80 countries. We do not have operations in any foreign country that represent more than 8% of our consolidated revenue. Transfers between geographic areas are recorded at agreed upon prices and intercompany revenue and profit are eliminated. No single customer accounted for more than 10% of our consolidated revenue.

The following provides revenue and long-lived assets by geographic region:

(in millions)	Revenue			Long-lived Assets
	Years ended December 31,			December 31,
	2014	2013	2012	2014	2013
United States	$2,911	$2,723	$2,508	$2,117	$2,206
European region	1,316	1,226	1,067	430	432
Asia	528	483	453	54	59
Rest of the world	296	270	242	64	54
Total	$5,051	$4,702	$4,270	$2,665	$2,751

	Revenue			Long-lived Assets
	Years ended December 31,			December 31,
	2014	2013	2012	2014	2013
United States	58%	58%	59%	80%	80%
European region	26	26	25	16	16
Asia	10	10	11	2	2
Rest of the world	6	6	5	2	2
Total	100%	100%	100%	100%	100%

See Note 2 – Acquisitions and Divestitures and Note 10 – Restructuring, for actions that impacted the segment operating results.

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

Rental expense for property and equipment under all operating lease agreements is as follows:

(in millions)	Years ended December 31,
	2014	2013	2012
Gross rental expense	$199	$202	$158
Less: sublease revenue	(16)	(29)	(4)
Less: Rock-McGraw rent credit	(23)	(20)	(19)
Net rental expense	$160	$153	$135

In December 2003, we sold our 45% equity investment in Rock-McGraw, Inc., which owns our headquarters building in New York City, and remained an anchor tenant in our corporate headquarters building in New York City by concurrently leasing back space from the buyer through 2020. As of December 31, 2014, we leased approximately 17% of the building space. Proceeds from the disposition were $382 million and the sale resulted in a pre-tax gain, net of transaction costs, of $131 million ($58 million after-tax) upon disposition. As a result of the amount of building space we retained through our leaseback, a pre-tax gain of $212 million ($126 million after-tax) was deferred upon the disposition in 2003.

In December of 2013, we entered into an arrangement with the buyer to shorten the lease to December 2015 in exchange for approximately $60 million which was recorded as a reduction to the unrecognized deferred gain from the sale. The remaining gain is being amortized over the remaining lease term as a reduction in rent expense. As of December 31, 2014, the remaining deferred gain is $7 million. The amount of the gain amortized during the year ended December 31, 2014 was $21 million; in addition, we accelerated the recognition of $16 million of the deferred gain following the partial exit of the leased space on December 31, 2014. Interest expense associated with this operating lease for the year ended December 31, 2014 was $2 million.

Cash amounts for future minimum rental commitments, including rent payments on the sale-leaseback, under existing non-cancelable leases with a remaining term of more than one year, along with minimum sublease rental income to be received under non-cancelable subleases are shown in the following table.

(in millions)	Rent commitment	Sublease income	Net rent
2015	$152	$(12)	$140
2016	120	(12)	108
2017	109	(11)	98
2018	99	(12)	87
2019	92	(12)	80
2020 and beyond	162	(5)	157
Total	$734	$(64)	$670

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
The Company believes that it has meritorious defenses to the pending claims and potential claims in the matters described below and is diligently pursuing these defenses, and in some cases working to reach an acceptable negotiated resolution. However, in view of the uncertainty inherent in litigation and government and regulatory enforcement matters, we cannot predict the eventual outcome of these matters or the timing of their resolution, or in most cases reasonably estimate what the eventual judgments, damages, fines, penalties or impact of activity restrictions may be. As a result, we cannot provide assurance that the outcome of the matters described below will not have a material adverse effect on our consolidated financial condition, cash flows, business or competitive position. As litigation or the process to resolve pending matters progresses, as the case may be, we will continue to review the latest information available and assess our ability to predict the outcome of such matters and the effects, if any, on our consolidated financial condition, cash flows, business and competitive position, which may require that we record liabilities in the consolidated financial statements in future periods.
S&P Ratings
Financial Crisis Litigation
As previously announced on February 3, 2015, the Company, along with S&P LLC, entered into a settlement agreement with the United States, acting through the Department of Justice, with respect to the case captioned United States v. McGraw-Hill Companies, Inc., and Standard & Poor’s Financial Services LLC, No. CV 13-00779-DOC, and with the States of Arizona, Arkansas, California, Connecticut, Colorado, Delaware, Idaho, Illinois, Indiana, Iowa, Maine, Mississippi, Missouri, New Jersey, North Carolina, Pennsylvania, South Carolina, Tennessee and Washington, and the District of Columbia, acting through their respective Attorneys General, with respect to certain cases filed by the States. Under the terms of the settlement agreement, the Company agreed to pay $687.5 million to the United States as a civil monetary penalty pursuant to the Financial Institutions Reform, Recovery and Enforcement Act of 1989, and $687.5 million in aggregate to the States. The settlement agreement contains no findings of violations of law by the Company, S&P LLC or S&P Ratings.
Also as previously announced on February 3, 2015, the Company reached a separate settlement with the California Public Employees’ Retirement System (“CalPERS”) to resolve its claims against the Company regarding ratings on three structured investment vehicles. Under this settlement, the Company will pay CalPERS $125 million.
The Company and its subsidiaries continue to defend additional civil cases brought by private and public plaintiffs arising out of the same or similar facts and circumstances as these settled cases. Discovery in these cases is ongoing. We can provide no assurance that we will not be obligated to pay additional amounts in order to resolve these matters on terms deemed acceptable. At this time, however, we are unable to reasonably estimate the range of such additional amounts, if any.

U.S. Securities and Exchange Commission
As previously announced on January 21, 2015, S&P Ratings entered into administrative settlement agreements with the SEC relating to (i) six U.S. conduit/fusion commercial mortgage-backed securities (“CMBS”) transactions rated by S&P Ratings in 2011 and two additional U.S. conduit/fusion CMBS transactions from that period (the “2011 conduit/fusion CMBS matter”), (ii) certain 2012 publications concerning criteria and research relating to conduit/fusion CMBS (the “2012 CMBS criteria and research matter”) and (iii) S&P Ratings’ internal controls regarding changes made to an assumption used in surveilling certain U.S. residential mortgage-backed securities (the “RMBS matter”). In addition, S&P Ratings entered into settlement agreements with the Attorneys General of New York and Massachusetts relating to the 2011 conduit/fusion CMBS matter. S&P Ratings neither admitted nor denied the violations found by the SEC and the state attorneys general. In connection with the 2011 conduit/fusion CMBS matter, the SEC found that S&P Ratings violated Section 17(a)(1) of the Securities Act of 1933, as amended (the “Securities Act”), Section 15E(c)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rules 17g-2(a)(2)(iii) and 17g-2(a)(6) under the Exchange Act. In connection with the 2012 CMBS criteria and research matter, the SEC found that S&P Ratings violated Section 17(a)(1) of the Securities Act and Rule 17g-2(a)(6) under the Exchange Act. In connection with the RMBS matter, the SEC found that S&P Ratings violated Section 15E(c)(3) of the Exchange Act and Rules 17g-2(a)(2)(iii) and 17g-2(a)(6) thereunder. In connection with these matters, the SEC ordered S&P Ratings censured and enjoined S&P Ratings from violating the aforementioned statutory provisions and rules, and ordered S&P Ratings to pay a total of $58 million, which includes civil money penalties as well as disgorgement and prejudgment interest of $7 million in connection with the 2011 conduit/fusion CMBS matter. S&P Ratings also agreed to pay a total of $19 million to the State of New York and the Commonwealth of Massachusetts in connection with the settlement of the 2011 conduit/fusion CMBS matter. In addition, in connection with the 2011 conduit/fusion CMBS matter, S&P Ratings agreed with the SEC to take a “time-out” from making preliminary or final ratings for any new U.S. conduit/fusion CMBS transaction until January 21, 2016, including engaging in any marketing activity related thereto. This undertaking does not prohibit S&P Ratings from engaging in surveillance of any outstanding conduit/fusion CMBS issues that S&P Ratings has previously rated.
Also as previously announced, on October 27, 2014, the Company received a notice from the staff of the SEC stating that they have concluded their investigation and do not intend to recommend an enforcement action against S&P Ratings with respect to ratings issued for a particular 2007 offering of collateralized debt obligations, known as “Delphinus CDO 2007-1, which was the subject of a Wells Notice from the staff of the SEC received in September 2011.
Prosecutor General of the Corte dei Conti
On January 15, 2014, S&P Ratings received notification of a potential claim by the Prosecutor General of the Corte dei Conti, an Italian administrative court, with respect to whether S&P Ratings’ downgrade of Italian sovereign debt in May 2011 wrongfully damaged Italy’s public finances and international reputation and whether S&P Ratings should pay compensation to Italy for the costs of Italian budget adjustments and for ancillary damages in an amount “not lower than” €234 billion. Although the deadline for the Prosecutor General to file a claim expired on December 20, 2014, the Prosecutor General has filed a request to extend that deadline.
Trani Prosecutorial Proceeding
The prosecutor in the Italian city of Trani is seeking criminal indictments against several current and former S&P Ratings managers and ratings analysts for alleged market manipulation, and against Standard & Poor’s Credit Market Services Europe under Italy’s vicarious liability statute, for having allegedly failed to properly supervise the ratings analysts and prevent them from committing market manipulation. The prosecutor’s theories are based on various actions by S&P Ratings taken with respect to Italian sovereign debt between May 2011 and January 2012. On October 28, 2014, the court granted the prosecutor’s request and issued indictments against the current and former S&P Ratings managers and ratings analysts, as well as Standard & Poor’s Credit Market Services Europe. The trial commenced with a hearing on February 4, 2015, and the proceedings will continue on subsequent dates.
Parmalat Litigation
In September and October 2005, writs of summons were served on The McGraw-Hill Companies, SRL and The McGraw-Hill Companies, SA in an action brought in the Tribunal of Milan, Italy by the Extraordinary Commissioner of Parmalat Finanziaria S.p.A. and Parmalat S.p.A. (collectively, “Parmalat”), claiming damages of €4.1 billion, representing the value of bonds issued by Parmalat which were rated investment grade by S&P Ratings, plus damages for S&P Ratings’ alleged complicity in aggravating Parmalat’s financial difficulties, among other claims. In June 2011, the Court dismissed Parmalat’s main damages claim based on the value of the bonds, and ordered the defendants to pay Parmalat approximately €0.8 million, representing ratings fees paid by Parmalat, plus interest and expenses. In September 2012, Parmalat appealed the judgment and, in November 2012, requested payment of the judgment in the amount of €1.1 million, which was paid in December 2012. On July 2, 2014, the Court of Appeals of Milan issued an order reopening the proceedings to allow the parties to submit additional pleadings. A hearing has been scheduled for February 25, 2015.
In a separate proceeding involving an investigation by the prosecutor’s office in Parma, Italy and service of a Note of Completion of an Investigation on eight S&P Ratings analysts, a judge of the Parma Law Court accepted the prosecutor’s request for dismissal and in July 2014 dismissed the pending criminal proceedings with respect to all eight S&P analysts.
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
McGraw Hill Construction
In October 2009, an action was filed in the U.S. District Court for the Southern District of New York in which Reed Construction Data asserted a number of claims under various state and federal laws against the Company relating to alleged misappropriation and unfair competition by McGraw Hill Construction and seeking an unspecified amount of damages. In September 2010, the Court granted the Company’s motion to dismiss some of the claims. On September 24, 2014, the Court granted summary judgment to the Company on all of Reed’s remaining claims with the exception of the unfair competition claim. On October 15, 2014, the parties submitted a joint stipulation to the Court agreeing to dismiss both Reed’s unfair competition claim and the Company’s counterclaims without prejudice to reinstatement in the event of a successful appeal of Reed’s dismissed claims.

13.	Related Party Transactions

On July 31, 2014, we completed the sale of the Company's aircraft to Harold W. McGraw III, Chairman of the Company's Board of Directors and former President and CEO of the Company ("Mr. McGraw") for a purchase price of $20 million, which is modestly higher than the independent appraisal obtained. This transaction was approved by the Nominating and Corporate Governance Committee of the Company's Board of Directors after consultation with members of the Financial Policy Committee. During the second quarter of 2014, we recorded a non-cash impairment charge of $6 million within other (income) loss in our consolidated statement of income as a result of the pending sale.

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

In June of 2012, we entered into a new license agreement (the "License Agreement") with the holder of S&P Dow Jones Indices LLC noncontrolling interest, CME Group, which replaced the 2005 license agreement between S&P DJ Indices and CME Group. Under the terms of the License Agreement, S&P Dow Jones Indices LLC receives a share of the profits from the trading and clearing of CME Group's equity index products. During the years ended December 31, 2014, 2013 and 2012, S&P Dow Jones Indices LLC earned $52 million, $46 million and $21 million of revenue under the terms of the License Agreement, respectively. The entire amount of this revenue is included in our consolidated statement of income and the portion related to the 27% noncontrolling interest is removed in net income attributable to noncontrolling interests.

14. Quarterly Financial Information (Unaudited)

(in millions, except per share data)	First quarter	Second quarter	Third quarter	Fourth quarter	Total year
2014
Revenue	$1,196	$1,302	$1,263	$1,290	$5,051
Operating profit (loss)	$420	$476	$366	$(1,148)	$113
Income (loss) from continuing operations	$268	$310	$215	$(984)	$(191)
Income from discontinued operations	$7	$6	$2	$163	$178
Net income (loss)	$275	$316	$217	$(821)	$(13)
Net income (loss) attributable to McGraw Hill Financial common shareholders:
Income (loss) from continuing operations	$241	$286	$188	$(1,009)	$(293)
Income from discontinued operations	7	6	2	163	178
Net income (loss)	$248	$292	$190	$(846)	$(115)

Earnings (loss) per share attributable to McGraw Hill Financial, Inc. common shareholders:
Income (loss) from continuing operations:
Basic	$0.89	$1.05	$0.69	$(3.71)	$(1.08)
Diluted	$0.87	$1.04	$0.68	$(3.71)	$(1.08)
Income from discontinued operations:
Basic	$0.02	$0.02	$0.01	$0.60	$0.66
Diluted	$0.02	$0.02	$0.01	$0.60	$0.66
Net income (loss):
Basic	$0.91	$1.08	$0.70	$(3.11)	$(0.42)
Diluted	$0.89	$1.06	$0.69	$(3.11)	$(0.42)

2013
Revenue	$1,140	$1,205	$1,152	$1,206	$4,702
Operating profit	$269	$423	$395	$271	$1,358
Income from continuing operations	$168	$266	$258	$182	$874
Income (loss) from discontinued operations	$587	$11	$(13)	$6	$592
Net income	$755	$277	$245	$188	$1,466
Net income attributable to McGraw Hill Financial common shareholders:
Income from continuing operations	$147	$243	$228	$165	$783
Income (loss) from discontinued operations	588	11	(13)	6	593
Net income	$735	$254	$215	$171	$1,376

Earnings (loss) per share attributable to McGraw Hill Financial, Inc. common shareholders:
Income from continuing operations:
Basic	$0.52	$0.88	$0.83	$0.61	$2.85
Diluted	$0.52	$0.87	$0.82	$0.60	$2.80
Income (loss) from discontinued operations:
Basic	$2.10	$0.04	$(0.05)	$0.02	$2.16
Diluted	$2.07	$0.04	$(0.05)	$0.02	$2.12
Net income:
Basic	$2.62	$0.93	$0.79	$0.63	$5.01
Diluted	$2.59	$0.91	$0.77	$0.62	$4.91
Note - Totals presented may not sum due to rounding.

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

As of December 31, 2014, an evaluation was performed under the supervision and with the participation of management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the U.S. Securities Exchange Act of 1934). Based on that evaluation, management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2014.

Management’s Annual Report on Internal Control Over Financial Reporting

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, management is required to provide the following report on our internal control over financial reporting:

1.	Management is responsible for establishing and maintaining adequate internal control over financial reporting.

2.
Management has evaluated the system of internal control using the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework (“COSO 2013 framework”) . Management has selected the COSO 2013 framework for its evaluation as it is a control framework recognized by the SEC and the Public Company Accounting Oversight Board that is free from bias, permits reasonably consistent qualitative and quantitative measurement of our internal controls, is sufficiently complete so that relevant controls are not omitted and is relevant to an evaluation of internal controls over financial reporting.

3.
Based on management’s evaluation under this framework, management has concluded that our internal controls over financial reporting were effective as of December 31, 2014. There are no material weaknesses in our internal control over financial reporting that have been identified by management.

4.
Our independent registered public accounting firm, Ernst & Young LLP, has audited our consolidated financial statements for the year ended December 31, 2014, and has issued their reports on the financial statements and the effectiveness of our internal control over financial reporting. These reports are located on pages 54 and 55 of this Form 10-K.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9b. Other Information

AMENDMENTS TO THE SENIOR EXECUTIVE SEVERANCE PLAN DISCLOSURE

The Company’s Senior Executive Severance Plan, in which all of the Company’s named executive officers participate, has been amended and restated, effective as of January 1, 2015, to provide for fixed severance amounts of 24 months of base salary for the Chief Executive Officer and 18 months of base salary for the other named executive officers. In addition, the amended and restated Plan provides that severance payments payable upon qualified terminations following certain events that would qualify as a “change-in-control” of the Company will be made in a lump sum instead of installments for 12 months and then as a lump sum, if applicable, for the remaining portion of the severance period. All of the severance payments are subject to the named executive officer’s execution and non-revocation of a release of claims against the Company. The foregoing is only a summary of the material amendments of the Plan, does not purport to be a complete description of the amended and restated Plan and is qualified in its entirety by reference to the amended and restated Plan, a copy of which is filed as Exhibit 10.8 to this Form 10-K and is incorporated herein by reference in its entirety.

IRAN THREAT REDUCTION AND SYRIA HUMAN RIGHTS ACT DISCLOSURE

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which amended the Exchange Act, an issuer is required to disclose in its annual or quarterly reports, as applicable, whether, during the reporting period, it or any of its affiliates knowingly engaged in certain activities, transactions or dealings relating to Iran or with individuals or entities designated pursuant to certain Executive Orders. Disclosure is generally required even where the activities, transactions or dealings were conducted in compliance with applicable laws and regulations.
Revenue in 2014 attributable to the transactions or dealings by the Company described below was approximately $666,262, with net profit from such sales being a fraction of the revenues.
During 2014, one of the Company’s divisions, a provider of energy-related information in over 150 countries, sold information and informational materials, which are generally exempt from U.S. economic sanctions, to fourteen Iran-linked subscribers that are designated by the Treasury Department’s Office of Foreign Assets Control (“OFAC”) pursuant to Executive Order 13382 and/or are owned or controlled, or appear to be owned or controlled, by the Government of Iran (the “GOI”). The Company, among other things, offers customers that subscribe to its publications access to proprietary data, analytics and industry information that enable commodities markets to perform with greater transparency and efficiency. This division provided such data related to the energy and petrochemicals markets to the Iran-linked subscribers referenced above, generating revenue that was a de minimis portion of both the division’s and the Company’s revenue. One of the fourteen Iran-linked customers is designated by OFAC pursuant to Executive Order 13382; one is designated by OFAC both pursuant to Executive Order 13382 and as a GOI entity; six are designated by OFAC as GOI entities; and six appear, based on publicly available information, to be owned or controlled by GOI entities. We believe that these transactions were permissible under U.S. sanctions pursuant to certain statutory and regulatory exemptions for the exportation of information and informational materials. The Company is reviewing whether to continue to provide these products to these Iranian customers in the future.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information about our directors is contained under the caption “Board of Directors and Corporate Governance-Director Biographies” in our Proxy Statement for our 2015 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2014 (the “2015 Proxy Statement”) and is incorporated herein by reference.
The information under the heading “Executive Officers of the Registrant” in Part I of this Form 10-K is also incorporated herein by reference.
Code of Ethics

We have adopted a Code of Ethics that applies to our CEO, CFO, chief accounting officer and senior financial officers. To access such code, go to the Corporate Governance section of our Investor Relations Web site at http://investor.mhfi.com. Any waivers that may in the future be granted from such Code will be posted at such Web site address. In addition to our Code of Ethics for the CEO and senior financial officers noted above, the following documents may be found on our Web site at the above Web site address:

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

Information about the procedures by which security holders may recommend nominees to our Board of Directors can be found in our 2015 Proxy Statement under the caption “Board of Directors and Corporate Governance-Committees of the Board of Directors-Nominating and Corporate Governance Committee” and is incorporated herein by reference.
Information concerning the composition of the Audit Committee and our Audit Committee financial experts is contained in our 2015 Proxy Statement under the caption “Board of Directors and Corporate Governance-Committees of the Board of Directors-Audit Committee” and is incorporated herein by reference.
New York Stock Exchange Certification

Promptly following the 2015 annual meeting of shareholders, we intend to file with the NYSE the CEO certification regarding our compliance with the NYSE’s corporate governance listing standards as required by NYSE Rule 303A.12. Last year, we filed this CEO certification with the NYSE on May 1, 2014.

Item 11. Executive Compensation

Information about director and executive officer compensation, Compensation Committee interlocks and the Compensation Committee Report is contained in our 2015 Proxy Statement under the captions “2014 Director Compensation,” “Board of

Directors and Corporate Governance-Compensation Committee Interlocks and Insider Participation,” and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Set forth below is information with respect to securities authorized for issuance under equity compensation plans:
The following table details our equity compensation plans as of December 31, 2014:

	Equity Compensation Plans’ Information
	(a)		(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	8,127,653		$45.18	31,449,167
Equity compensation plans not approved by security holders	—		—	—
Total	8,127,653	[1]	$45.18	31,449,167	[2,3]

[1]	Shares to be issued upon exercise of outstanding options under our Stock Incentive Plans.

[2]
Included in this number are 114,825 shares reserved for issuance under the Director Deferred Stock Ownership Plan. The remaining 31,334,342 shares are reserved for issuance under the 2002 Stock Incentive Plan (the “2002 Plan”) for Performance Stock, Restricted Stock, Other Stock-Based Awards, Stock Options and Stock Appreciation Rights.

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

Information on the number of shares our common stock beneficially owned by each director and named executive officer, by all directors and executive officers as a group and on each beneficial owner of more than 5% of our common stock is contained under the caption “Ownership of Company Stock” in our 2015 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information with respect to certain relationships and related transactions and director independence is contained under the captions “Board of Directors and Corporate Governance-Transactions with Related Persons” in our 2015 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

During the year ended December 31, 2014, Ernst & Young LLP audited the consolidated financial statements of the Registrant and its subsidiaries.

Information on our Audit Committee’s pre-approval policy for audit services and information on our principal accountant fees and services is contained in our 2015 Proxy Statement under the caption “Independent Registered Public Accounting Firm’s Fees and Services” and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Documents filed as part of this Form 10-K:

1.	Financial Statements

•	Reports of Independent Registered Public Accounting Firm

•	Consolidated Statements of Income for the three years ended December 31, 2014

•	Consolidated Statements of Comprehensive Income for the three years ended December 31, 2014

•	Consolidated Balance Sheets as of December 31, 2014 and 2013

•	Consolidated Statements of Cash Flows for the three years ended December 31, 2014

•	Consolidated Statements of Equity for the three years ended December 31, 2014

•	Notes to the Consolidated Financial Statements

2.	Financial Schedule

•	Schedule II—Valuation and Qualifying Accounts

All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

3.	Exhibits – The exhibits filed as part of this Form 10-K are listed in the Exhibit Index immediately preceding such Exhibits, and such Exhibit Index is incorporated herein by reference.

McGraw Hill Financial
Schedule II – Valuation and Qualifying Accounts
(in millions)

Additions/(deductions)	Balance at beginning of year	Net charges to income	Deductions and other [1]	Balance at end of year
Year ended December 31, 2014
Allowance for doubtful accounts	$50	$2	$(14)	$38

Year ended December 31, 2013
Allowance for doubtful accounts	$52	$20	$(22)	$50

Year ended December 31, 2012
Allowance for doubtful accounts	$27	$32	$(7)	$52

[1]	Primarily includes uncollectible accounts written off, net of recoveries, impact of acquisitions and divestitures and adjustments for foreign currency translation.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

McGraw Hill Financial, Inc.
Registrant

By:

/s/ Douglas L. Peterson
Douglas L. Peterson
President and Chief Executive Officer

February 13, 2015

Each individual whose signature appears below constitutes and appoints Douglas L. Peterson and Jack F. Callahan, Jr., and each of them singly, his or her true and lawful attorneys-in-fact and agents with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-K filed with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all the said attorneys-in-fact and agents or any of them or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on February 13, 2015 on behalf of the Registrant by the following persons who signed in the capacities as set forth below under their respective names.

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

/s/ Rebecca Jacoby
Rebecca Jacoby
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

(2.2)	Amendment No. 1 to Sale Agreement, dated March 4, 2013, incorporated by reference from Registrant’s Form 8-K filed March 5, 2013.

(3.1)	Restated Certificate of Incorporation of Registrant, incorporated by reference from Registrant’s Form 8-K filed April 28, 2011.

(3.2)	Certificate of Amendment of the Certificate of Incorporation of Registrant, dated May 1, 2013, incorporated by reference from Registrant’s Form 8-K filed May 1, 2013.

(3.3)	By-Laws of Registrant, dated February 26, 2014, incorporated by reference from the Registrant’s Form 8-K filed February 26, 2014.

(4.1)	Indenture dated as of November 2, 2007 between the Registrant, as issuer, and The Bank of New York, as trustee, incorporated by reference from Registrant’s Form 8-K filed November 2, 2007.

(4.2)	First Supplemental Indenture, dated January 1, 2009, between the Company and The Bank of New York Mellon, as trustee, incorporated by reference from Registrant’s Form 8-K filed January 2, 2009.

(10.1)
Form of Indemnification Agreement between Registrant and each of its directors and certain of its executive officers, incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 2004.

(10.2)*	Registrant’s 2002 Stock Incentive Plan, as amended and restated as of February 26, 2014, incorporated by reference from the Registrant’s Form 10-Q filed April 29, 2014.

(10.3)*	Form of Performance Share Unit Terms and Conditions.

(10.4)*	Form of Stock Option Award, incorporated by reference from the Registrant's Form 10-K for the fiscal year ended December 31, 2013.

(10.5)*	Registrant’s Key Executive Short Term Incentive Compensation Plan, as amended effective January 1, 2014, incorporated by reference from Registrant’s Form 10-Q filed April 29, 2014.

(10.6)*
Registrant’s Key Executive Short-Term Incentive Deferred Compensation Plan, as amended and restated as of January 1, 2008, incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 2007.

(10.7)*	Resolutions terminating deferrals under the Key Executive Short-Term Deferred Compensation Plan, dated October 23, 2014.

(10.8)*	Registrant's Senior Executive Severance Plan, amended and restated as of January 1, 2015

(10.9)
$1,000,000,000 Four-Year Credit Agreement dated as of June 19, 2013 among the Registrant, Standard & Poor’s Financial Services LLC, as guarantor, the lenders listed therein, JP Morgan Chase Bank, N.A., as administrative agent, and Bank of America, N.A., as syndication agent, incorporated by reference from the Registrant’s Form 8-K filed June 20, 2013.

(10.10)*	Registrant’s Employee Retirement Plan Supplement, as amended and restated as of January 1, 2008, incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 2007.

(10.11)*
First Amendment to Registrant’s Employee Retirement Plan Supplement, effective as of January 1, 2009, incorporated by reference from the Registrant’s Form 10-K for the fiscal year ended December 31, 2009.

Exhibit Number	Exhibit Index

(10.12)*
Second Amendment to Registrant’s Employee Retirement Plan Supplement, effective generally as of January 1, 2010, incorporated by reference from the Registrant’s Form 10-K for the fiscal year ended December 31, 2009.

(10.13)*
Third Amendment to Registrant’s Employee Retirement Plan Supplement, effective generally as of January 1, 2012, incorporated from the Registrant's Form 10-K for the fiscal year ended December 31, 2011.

(10.14)*
Fourth Amendment to Registrant’s Employee Retirement Plan Supplement, effective generally as of May 1, 2013, incorporated by reference from the Registrant's Form 10-K for the fiscal year ended December 31, 2013.

(10.15)*
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

(10.18)*	Third Amendment to Standard & Poor’s Employee Retirement Plan Supplement, effective as of January 1, 2012, incorporated from the Registrant's Form 10-K for the fiscal year ended December 31, 2011.

(10.19)*
Fourth Amendment to Standard & Poor’s Employee Retirement Plan Supplement, effective generally as of January 1, 2014, incorporated by reference from the Registrant's Form 10-K for the fiscal year ended December 31, 2013.

(10.20)*	Fifth Amendment to Standard & Poor’s Employee Retirement Plan Supplement, dated December 23, 2014.

(10.21)*	Registrant’s 401(k) Savings and Profit Sharing Supplement, as amended and restated as of January 1, 2015.

(10.22)*	Registrant’s Management Supplemental Death and Disability Benefits Plan, as amended and restated effective as of September 23, 2014.

(10.23)*
Registrant’s Senior Executive Supplemental Death, Disability & Retirement Benefits Plan, as amended and restated as of January 1, 2008, incorporated by reference from Registrant's Form 10-K for the fiscal year ended December 31, 2007.

(10.24)*
Amendment to Registrant’s Senior Executive Supplemental Death, Disability & Retirement Benefits Plan, effective as of January 1, 2010, incorporated by reference from the Registrant’s Form 10-K for the fiscal year ended December 31, 2009.

(10.25)*	Registrant's Director Retirement Plan, incorporated by reference from Registrant’s Form SE filed March 29, 1990 in connection with Registrant’s Form 10-K for the fiscal year ended December 31, 1989.

(10.26)*
Resolutions Freezing Existing Benefits and Terminating Additional Benefits under Registrant’s Directors Retirement Plan, as adopted on January 31, 1996, incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 1996.

(10.27)*	Registrant’s Director Deferred Compensation Plan, as amended and restated as of January 1, 2008, incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 2007.

(10.28)*	Registrant’s Director Deferred Stock Ownership Plan, incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 2010.

(10.29)*
Amendment dated December 9, 2011 to offer letter dated November 2, 2010 to Jack F. Callahan, Jr., Executive Vice President and Chief Financial Officer, incorporated from the Registrant's Form 10-K for the fiscal year ended December 31, 2011.

(10.30)*
Amendment dated December 9, 2011 to offer letter dated October 27, 2010 to John L. Berisford, Executive Vice President, Human Resources, incorporated from the Registrant's Form 10-K for the fiscal year ended December 31, 2011.

(10.31)*
Letter Agreement, dated July 11, 2013, with Harold McGraw III regarding his compensation arrangement for serving as Non-Executive Chairman of the Board, incorporated by reference from Registrant’s Form 8-K filed July 11, 2013.

(10.32)*	Registrant’s Pay Recovery Policy, restated effective as of January 1, 2015.

(10.33)*	S&P Ratings Services Pay Recovery Policy, effective as of October 1, 2014.

(10.34)
Settlement Agreement dated February 2, 2015 among the Company, Standard & Poor's Financial Services LLC, the United States, acting through the Department of Justice, and various States and the District of Columbia, acting through their respective Attorneys General.

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