Form 10-Q
period 2015-03-31
MCGRAW HILL FINANCIAL INC
filed 2015-04-28
CIK 64040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Shares Outstanding	Date
Common stock (par value $1.00 per share)	273.7 million	April 17, 2015

McGraw Hill Financial, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of McGraw Hill Financial, Inc.

We have reviewed the consolidated balance sheet of McGraw Hill Financial, Inc. (and subsidiaries) (the "Company") as of March 31, 2015, the related consolidated statements of income, comprehensive income and cash flows for the three-month periods ended March 31, 2015 and 2014, and the related consolidated statements of equity for the three-month period ended March 31, 2015. These financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of McGraw Hill Financial, Inc. (and subsidiaries) as of December 31, 2014, and the related consolidated statements of income, comprehensive income, equity, and cash flows for the year then ended, not presented herein, and in our report dated February 13, 2015, we expressed an unqualified opinion on those consolidated financial statements.

/s/ ERNST & YOUNG LLP

New York, New York
April 28, 2015

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

McGraw Hill Financial, Inc.
Consolidated Statements of Income
(Unaudited)

(in millions, except per share amounts)	Three Months Ended
	March 31,
	2015	2014
Revenue	$1,273	$1,196
Expenses:
Operating-related expenses	406	396
Selling and general expenses	333	347
Depreciation	22	21
Amortization of intangibles	11	12
Total expenses	772	776
Operating profit	501	420
Interest expense, net	16	14
Income from continuing operations before taxes on income	485	406
Provision for taxes on income	156	138
Income from continuing operations	329	268
Income from discontinued operations, net of tax	—	7
Net income	329	275
Less: net income from continuing operations attributable to noncontrolling interests	(26)	(27)
Net income attributable to McGraw Hill Financial, Inc.	$303	$248

Amounts attributable to McGraw Hill Financial, Inc. common shareholders:
Income from continuing operations	$303	$241
Income from discontinued operations	—	7
Net income	$303	$248

Earnings per share attributable to McGraw Hill Financial, Inc. common shareholders:
Income from continuing operations:
Basic	$1.11	$0.89
Diluted	$1.10	$0.87
Income from discontinued operations:
Basic	$—	$0.02
Diluted	$—	$0.02
Net income:
Basic	$1.11	$0.91
Diluted	$1.10	$0.89
Weighted-average number of common shares outstanding:
Basic	273.5	271.8
Diluted	276.3	277.2

Dividend declared per common share	$0.33	$0.30

See accompanying notes to the unaudited consolidated financial statements.

McGraw Hill Financial, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

(in millions)	Three Months Ended
	March 31,
	2015	2014
Net income	$329	$275

Other comprehensive income:
Foreign currency translation adjustment	(82)	4
Income tax effect	—	(1)
	(82)	3

Pension and other postretirement benefit plans	3	2
Income tax effect	(1)	(1)
	2	1

Unrealized gain on forward exchange contracts	1	3
Income tax effect	—	(1)
	1	2

Comprehensive income	250	281
Less: comprehensive income attributable to nonredeemable noncontrolling interests	(1)	(3)
Less: comprehensive income attributable to redeemable noncontrolling interests	(25)	(24)
Comprehensive income attributable to McGraw Hill Financial, Inc.	$224	$254

See accompanying notes to the unaudited consolidated financial statements.

McGraw Hill Financial, Inc.
Consolidated Balance Sheets

(in millions)	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and equivalents	$1,176	$2,497
Accounts receivable, net of allowance for doubtful accounts: $38 in 2015 and 2014	992	932
Deferred income taxes	329	363
Prepaid and other current assets	191	174
Total current assets	2,688	3,966
Property and equipment, net of accumulated depreciation: 2015 - $569; 2014 - $563	200	206
Goodwill	1,365	1,387
Other intangible assets, net	986	1,004
Other non-current assets	209	208
Total assets	$5,448	$6,771
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$181	$191
Short-term debt	365	—
Accrued compensation and contributions to retirement plans	201	410
Unearned revenue	1,356	1,323
Accrued legal and regulatory settlements (Note 11)	68	1,609
Other current liabilities	408	434
Total current liabilities	2,579	3,967
Long-term debt	799	799
Pension and other postretirement benefits	319	333
Other non-current liabilities	352	323
Total liabilities	4,049	5,422
Redeemable noncontrolling interest (Note 7)	810	810
Commitments and contingencies (Note 11)
Equity:
Common stock	412	412
Additional paid-in capital	421	493
Retained income	7,166	6,946
Accumulated other comprehensive loss	(593)	(514)
Less: common stock in treasury	(6,867)	(6,849)
Total equity — controlling interests	539	488
Total equity — noncontrolling interests	50	51
Total equity	589	539
Total liabilities and equity	$5,448	$6,771

See accompanying notes to the unaudited consolidated financial statements.

McGraw Hill Financial, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

(in millions)	Three Months Ended
	March 31,
	2015	2014
Operating Activities:
Net income	$329	$275
Less: discontinued operations, net	—	7
Income from continuing operations	329	268
Adjustments to reconcile income from continuing operations to cash (used for) provided by operating activities from continuing operations:
Depreciation	22	21
Amortization of intangibles	11	12
Provision for losses on accounts receivable	—	(4)
Deferred income taxes	39	—
Stock-based compensation	18	17
Other	33	4
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	(69)	(12)
Prepaid and other current assets	(10)	(5)
Accounts payable and accrued expenses	(305)	(296)
Unearned revenue	48	2
Accrued legal and regulatory settlements	(1,559)	—
Other current liabilities	(17)	35
Net change in prepaid/accrued income taxes	110	95
Net change in other assets and liabilities	1	(23)
Cash (used for) provided by operating activities from continuing operations	(1,349)	114
Investing Activities:
Capital expenditures	(16)	(20)
Acquisitions, net of cash acquired	(2)	(15)
Changes in short-term investments	(1)	—
Cash used for investing activities from continuing operations	(19)	(35)
Financing Activities:
Additions to short-term debt, net	365	—
Dividends paid to shareholders	(94)	(82)
Dividends and other payments paid to noncontrolling interests	(30)	(15)
Repurchase of treasury shares	(110)	(164)
Exercise of stock options	57	93
Excess tax benefits from share-based payments	32	72
Cash provided by (used for) financing activities from continuing operations	220	(96)
Effect of exchange rate changes on cash from continuing operations	(44)	—
Cash used for continuing operations	(1,192)	(17)
Discontinued Operations:
Cash (used for) provided by operating activities	(129)	6
Cash provided by (used for) investing activities	—	—
Cash provided by (used for) financing activities	—	—
Cash (used for) provided by discontinued operations	(129)	6
Net change in cash and equivalents	(1,321)	(11)
Cash and equivalents at beginning of period	2,497	1,542
Cash and equivalents at end of period	$1,176	$1,531

See accompanying notes to the unaudited consolidated financial statements.

McGraw Hill Financial, Inc.
Consolidated Statement of Equity
(Unaudited)

(in millions)	Common Stock $1 par	Additional Paid-in Capital	Retained Income	Accumulated Other Comprehensive Loss	Less: Treasury Stock	Total MHFI Equity	Noncontrolling Interests	Total Equity
Balance as of December 31, 2014	$412	$493	$6,946	$(514)	$6,849	$488	$51	$539
Comprehensive income [1]			303	(79)		224	1	225
Dividends			(91)			(91)	(4)	(95)
Share repurchases					110	(110)		(110)
Employee stock plans, net of tax benefit		(72)			(92)	20	2	22
Change in redemption value of redeemable noncontrolling interest			8			8		8
Balance as of March 31, 2015	$412	$421	$7,166	$(593)	$6,867	$539	$50	$589

[1]	Excludes $25 million attributable to our redeemable noncontrolling interest.

See accompanying notes to the unaudited consolidated financial statements.

McGraw Hill Financial, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

1.	Nature of Operations and Basis of Presentation

McGraw Hill Financial, Inc. (together with its consolidated subsidiaries, "McGraw Hill Financial," the “Company,” “we,” “us” or “our”) is a leading benchmarks & ratings, analytics, data and research provider serving the global capital, commodities and commercial markets. The capital markets include asset managers, investment banks, commercial banks, exchanges, and issuers; the commodities markets include producers, traders and intermediaries within energy, metals, and agriculture; and the commercial markets include professionals and corporate executives within automotive and marketing / research information services.

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

The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Therefore, the financial statements included herein should be read in conjunction with the financial statements and notes included in our Form 10-K for the year ended December 31, 2014 (our “Form 10-K”).

In the opinion of management all normal recurring adjustments considered necessary for a fair statement of the results of the interim periods have been included. The operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the full year. Certain prior-year amounts have been reclassified to conform to the current presentation.

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

Acquisitions

During the three months ended March 31, 2015, we did not complete any material acquisitions.

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

Divestitures

During the three months ended March 31, 2015 and March 31, 2014, we did not complete any dispositions.

Discontinued Operations

On November 3, 2014, we completed the sale of McGraw Hill Construction, which has historically been part of our C&C segment, to Symphony Technology Group for $320 million in cash. Accordingly, the results of operations for the three months ended March 31, 2014, have been reclassified to reflect the business as a discontinued operation.

The key components of income from discontinued operations for the three months ended March 31, 2014 consist of the following:

(in millions)
Revenue	$40
Expenses	29
Operating income	11
Provision for taxes on income	4
Income from discontinued operations, net of tax	$7

3.	Income Taxes

The effective income tax rate for continuing operations was 32.1% and 33.9% for the three months ended March 31, 2015 and March 31, 2014, respectively. The decrease in the effective income tax rate was primarily the result of a non-recurring benefit recorded during the three months ended March 31, 2015.

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

As of March 31, 2015 and December 31, 2014, the total amount of federal, state and local, and foreign unrecognized tax benefits was $137 million and $118 million, respectively, exclusive of interest and penalties. The increase in unrecognized tax benefits relates primarily to tax positions of prior years. We recognize accrued interest and penalties related to unrecognized tax benefits in interest expense and operating-related expense, respectively. In addition to the unrecognized tax benefits, as of March 31, 2015 and December 31, 2014, we had $25 million and $23 million respectively of accrued interest and penalties associated with uncertain tax positions.

Based on the current status of income tax audits, we believe that the total amount of unrecognized tax benefits may significantly decrease in the next twelve months. Although the ultimate resolution of our tax audits is unpredictable, the resulting change in our unrecognized tax benefits could have a material impact on our results of operations and/or cash flows.

4.	Debt

(in millions)	March 31, 2015	December 31, 2014
5.9% Senior Notes, due 2017 [1]	$400	$400
6.55% Senior Notes, due 2037 [2]	399	399
Commercial paper	190	—
Revolving line of credit	175	—
Total debt	1,164	799
Less: short-term debt including current maturities	365	—
Long-term debt	$799	$799

[1]	Interest payments are due semiannually on April 15 and October 15, and, as of March 31, 2015, the unamortized debt discount is less than $1 million.

[2]	Interest payments are due semiannually on May 15 and November 15, and, as of March 31, 2015, the unamortized debt discount is approximately $1 million.

The fair value of our long-term debt borrowings was $0.9 billion as of March 31, 2015 and December 31, 2014, respectively, and was estimated based on quoted market prices.

We have the ability to borrow a total of $1.0 billion through our commercial paper program, which is supported by our $1.0 billion four-year credit agreement (our “credit facility”) that we entered into in June of 2013. This credit facility will terminate on June 19, 2017.

In connection with the payment of legal and regulatory settlements recorded in 2014 and paid largely in 2015, we utilized our commercial paper program and borrowed from our credit facility during the three months ended March 31, 2015. As a result, commercial paper outstanding as of March 31, 2015 totaled $190 million with an average interest rate and term to maturity of 0.86% and 16 days. Our revolving line of credit outstanding as of March 31, 2015 totaled $175 million with an interest rate and term to maturity of 1.51% and 71 days. As of December 31, 2014, we had no commercial paper outstanding or borrowings outstanding under our credit facility.

We pay a commitment fee of 20 to 45 basis points for our credit facility, depending on our indebtedness to cash flow ratio, whether or not amounts have been borrowed, and for the first quarter of 2015 we paid a commitment fee of 20 basis points. The interest rate on borrowings under our credit facility is, at our option, calculated using rates that are primarily based on either the prevailing London Inter-Bank Offer Rate, the prime rate determined by the administrative agent or the Federal Funds Rate. For certain borrowings under this credit facility, there is also a spread based on our indebtedness to cash flow ratio added to the applicable rate.

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

As discussed in our Form 10-K, we changed certain discount rate assumptions and our expected return on assets assumption for our retirement plans, which became effective on January 1, 2015. In addition, we updated the assumed mortality rates to reflect life expectancy improvements. The effect of the assumption changes resulted in an increase in pre-tax retirement expense of approximately $8 million for the three months ended March 31, 2015.

In the first quarter of 2015, we contributed $5 million to our retirement plans and expect to make additional required contributions of approximately $10 million to our retirement plans during the remainder of the year. We may elect to make additional non-required contributions depending on investment performance and the pension plan status in the remaining nine months of 2015.

6.	Stock-Based Compensation

We issue stock-based incentive awards to our eligible employees and Directors under the 2002 Employee Stock Incentive Plan and a Director Deferred Stock Ownership Plan. The 2002 Employee Stock Incentive Plan permits the granting of nonqualified stock options, stock appreciation rights, performance stock, restricted stock and other stock-based awards.

Stock-based compensation for the three months ended March 31 is as follows:

(in millions)	2015	2014
Stock option expense	$6	$3
Restricted stock and unit awards expense	12	14
Total stock-based compensation expense	$18	$17

Total unrecognized compensation expense related to unvested stock option awards and unvested restricted stock unit awards as of March 31, 2015 was $8 million and $57 million, respectively, which is expected to be recognized over a weighted average period of 1.8 years and 1.5 years, respectively.

7.	Equity

Stock Repurchases

On December 4, 2013, the Board of Directors approved a share repurchase program authorizing the purchase of 50 million shares, which was approximately 18% of the total shares of our outstanding common stock at that time.

In any period, share repurchase transactions could result in timing differences between the recognition of those repurchases and their settlement for cash. This could result in a difference between the cash used for financing activities related to common stock repurchased and the comparable change in equity.

Share repurchases for the three months ended March 31 were as follows:

(in millions, except average price)	2015	2014
Total number of shares purchased	1.1	2.2
Average price paid per share [1]	$104.31	$78.47
Total cash utilized [2]	$110	$174

[1]	In March of 2014, 0.3 million shares were repurchased for $21 million, which settled in April 2014. Excluding these shares, the average price paid per share was $78.99.

[2]
In December of 2013, 0.1 million shares were repurchased for approximately $10 million, which settled in January of 2014. Cash used for financing activities only reflects those shares which settled during the three months ended March 31, 2014 resulting in $164 million of cash used to repurchase shares.

Our purchased shares may be used for general corporate purposes, including the issuance of shares for stock compensation plans and to offset the dilutive effect of the exercise of employee stock options. As of March 31, 2015, 44.5 million shares remained available under the current share repurchase program which has no expiration date and purchases under this program may be made from time to time on the open market and in private transactions, depending on market conditions.

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

Noncontrolling interests that do not contain such redemption features are presented in equity.

Changes to redeemable noncontrolling interest during the three months ended March 31, 2015 were as follows:

(in millions)
Balance as of December 31, 2014	$810
Net income attributable to noncontrolling interest	25
Distributions payable to noncontrolling interest	(17)
Redemption value adjustment	(8)
Balance as of March 31, 2015	$810

Accumulated Other Comprehensive Loss

The following table summarizes the changes in the components of accumulated other comprehensive loss for the three months ended March 31, 2015:

(in millions)	Foreign Currency Translation Adjustment	Pension and Postretirement Benefit Plans		Unrealized Gain (Loss) on Forward Exchange Contracts	Accumulated Other Comprehensive Loss
Balance as of December 31, 2014	$(83)	$(431)		$—	$(514)
Other comprehensive income before reclassifications	(82)	—		—	(82)
Reclassifications from accumulated other comprehensive loss to net earnings	—	3	[1]	—	3
Net other comprehensive income	(82)	3		—	(79)
Balance as of March 31, 2015	$(165)	$(428)		$—	$(593)

[1]	See Note 5 — Employee Benefits for additional details of items reclassed from accumulated other comprehensive loss to net earnings.

The net actuarial loss and prior service cost related to pension and other postretirement benefit plans included in other comprehensive income is net of a tax provision of $2 million for the three months ended March 31, 2015.

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

The calculation for basic and diluted EPS for the three months ended March 31 is as follows:

(in millions, except per share amounts)	2015	2014
Amounts attributable to McGraw Hill Financial, Inc. common shareholders:
Income from continuing operations	$303	$241
Income from discontinued operations	—	7
Net income	$303	$248

Basic weighted-average number of common shares outstanding	273.5	271.8
Effect of stock options and other dilutive securities	2.8	5.4
Diluted weighted-average number of common shares outstanding	276.3	277.2

Earnings per share attributable to McGraw Hill Financial, Inc. common shareholders:
Income from continuing operations:
Basic	$1.11	$0.89
Diluted	$1.10	$0.87
Income from discontinued operations:
Basic	$—	$0.02
Diluted	$—	$0.02
Net income:
Basic	$1.11	$0.91
Diluted	$1.10	$0.89

Each period we have certain stock options and restricted performance shares that are excluded from the computation of diluted EPS. The effect of the potential exercise of stock options is excluded when the average market price of our common stock is lower than the exercise price of the related option during the period because the effect would have been antidilutive. Additionally, restricted performance shares are excluded because the necessary vesting conditions had not been met. For the three months ended March 31, 2015 and 2014, there were no stock options excluded. Restricted performance shares outstanding of 1.4 million and 0.9 million as of March 31, 2015 and 2014, respectively, were excluded.

9.	Restructuring

During 2014, we continued to evaluate our cost structure and further identified cost savings associated with streamlining our management structure and our decision to exit non-strategic businesses. The resulting restructuring plan consisted of a company-wide workforce reduction of approximately 590 positions and is further detailed below. The charges for the restructuring plan are classified as selling and general expenses within the consolidated statements of income and the reserves are included in other current liabilities in the consolidated balance sheets.

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

The initial restructuring charge recorded and the ending reserve balance as of March 31, 2015 by segment is as follows:

	2014 Restructuring Plan
(in millions)	Initial Charge Recorded	Ending Reserve Balance
S&P Ratings	$45	$31
S&P Capital IQ	9	6
C&C [1]	16	10
Corporate	16	13
Total	$86	$60

[1]	The 2014 restructuring plan includes an initial charge of $3 million and an ending reserve balance of $1 million for McGraw Hill Construction.

The ending reserve balance for the 2014 restructuring plan was $78 million as of December 31, 2014. For the three months ended March 31, 2015, we have reduced the reserve for the 2014 restructuring plan by $18 million.

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

A summary of operating results by segment for the three months ended March 31 is as follows:

	2015		2014
(in millions)	Revenue	Operating Profit	Revenue	Operating Profit
S&P Ratings [1]	$606	$291	$569	$240
S&P Capital IQ	320	63	301	53
S&P DJ Indices	143	95	137	91
C&C	225	85	211	70
Intersegment elimination [2]	(21)	—	(22)	—
Total operating segments	1,273	534	1,196	454
Unallocated expense	—	(33)	—	(34)
Total	$1,273	$501	$1,196	$420

[1]	2015 includes a benefit of $35 million related to legal settlement insurance recoveries, partially offset by $29 million of legal settlement charges.

[2]	Revenue for S&P Ratings and expenses for S&P Capital IQ include an intersegment royalty charged to S&P Capital IQ for the rights to use and distribute content and data developed by S&P Ratings.

See Note 2 — Acquisitions and Divestitures and Note 9 — Restructuring for additional actions that impacted the segment operating results.

11.	Commitments and Contingencies

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

As of March 31, 2015, the remaining deferred gain was $5 million, as $2 million was amortized during the three months ended March 31, 2015. Interest expense associated with this operating lease was less than $1 million for the three months ended March 31, 2015.

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
S&P Ratings
Financial Crisis Litigation
The Company and its subsidiaries continue to defend civil cases brought by private and public plaintiffs arising out of ratings activities prior to and during the global financial crisis of 2008-2009. Discovery in these cases is ongoing. We can provide no assurance that we will not be obligated to pay significant amounts in order to resolve these matters on terms deemed acceptable. At this time, however, we are unable to reasonably estimate the range of such amounts, if any.
U.S. Securities and Exchange Commission
As a nationally recognized statistical rating organization registered with the SEC under Section 15E of the Securities Exchange Act of 1934, S&P Ratings is in ongoing communication with the staff of the SEC regarding compliance with its extensive obligations under the federal securities laws. Although S&P Ratings seeks to promptly address any compliance issues that it detects or that the staff of the SEC raises, there can be no assurance that the SEC will not seek remedies against S&P Ratings for one or more material compliance deficiencies.

Prosecutor General of the Corte dei Conti
In January 2014, S&P Ratings received notification of a potential claim by the Prosecutor General of the Corte dei Conti, an Italian administrative court, with respect to whether S&P Ratings’ downgrade of Italian sovereign debt in May 2011 wrongfully damaged Italy’s public finances and international reputation and whether S&P Ratings should pay compensation to Italy for the costs of Italian budget adjustments and for ancillary damages in an amount “not lower than” €234 billion. On February 18, 2015, the Prosecutor General announced that he had ordered the matter dismissed in December 2014.

Parmalat Litigation
In September and October 2005, writs of summons were served on The McGraw-Hill Companies, SRL and The McGraw-Hill Companies, SA in an action brought in the Tribunal of Milan, Italy by the Extraordinary Commissioner of Parmalat Finanziaria S.p.A. and Parmalat S.p.A. (collectively, “Parmalat”), claiming damages of €4.1 billion, representing the value of bonds issued by Parmalat which were rated investment grade by S&P Ratings, plus damages for S&P Ratings’ alleged complicity in aggravating Parmalat’s financial difficulties, among other claims. In June 2011, the Court dismissed Parmalat’s main damages claim based on the value of the bonds, and ordered the defendants to pay Parmalat approximately €0.8 million, representing ratings fees paid by Parmalat, plus interest and expenses. In September 2012, Parmalat appealed the judgment and, in November 2012, requested payment of the judgment in the amount of €1.1 million, which was paid in December 2012. In July 2014, the Court of Appeals of Milan issued an order reopening the proceedings to allow the parties to submit additional pleadings. A hearing was held on February 25, 2015.
Trani Prosecutorial Proceeding
The prosecutor in the Italian city of Trani is seeking criminal indictments against several current and former S&P Ratings managers and ratings analysts for alleged market manipulation, and against Standard & Poor’s Credit Market Services Europe under Italy’s vicarious liability statute, for having allegedly failed to properly supervise the ratings analysts and prevent them from committing market manipulation. The prosecutor’s theories are based on various actions by S&P Ratings taken with respect to Italian sovereign debt between May 2011 and January 2012. In October 2014, the court granted the prosecutor’s request and issued indictments against the current and former S&P Ratings managers and ratings analysts, as well as Standard & Poor’s Credit Market Services Europe. The trial commenced with a hearing on February 4, 2015, and the proceedings will continue on subsequent dates. Apart from criminal penalties that might be imposed following a conviction, under Italian law such conviction could also lead to civil damages claims against Standard & Poors Credit Market Services Europe. These claims cannot be quantified at this stage.
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
McGraw Hill Construction
In October 2009, an action was filed in the U.S. District Court for the Southern District of New York in which Reed Construction Data asserted a number of claims under various state and federal laws against the Company relating to alleged misappropriation and unfair competition by McGraw Hill Construction and seeking an unspecified amount of damages. In September 2010, the Court granted the Company’s motion to dismiss some of the claims. In September 2014, the Court granted summary judgment to the Company on all of Reed’s remaining claims with the exception of the unfair competition claim. In October 2014, the parties submitted a joint stipulation to the Court agreeing to dismiss both Reed’s unfair competition claim and the Company’s counterclaims without prejudice to reinstatement in the event of a successful appeal of Reed’s dismissed claims.

12.	Recent Accounting Standards

In February of 2015, the Financial Accounting Standards Board (“FASB”) issued guidance that requires management to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. This guidance is effective for reporting periods beginning after December 15, 2015, however, early adoption is permitted. We do not expect the adoption of this guidance to have a significant impact on our consolidated financial statements.

In January of 2015, the FASB issued guidance that eliminates the concept of reporting extraordinary items, but retains current presentation and disclosure requirements for an event or transaction that is of an unusual nature or of a type that indicates infrequency of occurrence. Transactions that meet both criteria would now also follow such presentation and disclosure requirements. This guidance is effective for reporting periods beginning after December 15, 2015, however, early adoption is permitted. We do not expect the adoption of this guidance to have a significant impact on our consolidated financial statements.

In August of 2014, the FASB issued guidance that requires management to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date the financial statements are issued and provide related disclosures. This guidance is effective for reporting periods beginning after December 15, 2016, however, early adoption is permitted. We do not expect the adoption of this guidance to have a significant impact on our consolidated financial statements.

In May of 2014, the FASB and the International Accounting Standards Board (“IASB”) issued jointly a converged standard on the recognition of revenue from contracts with customers which is intended to improve the financial reporting of revenue and comparability of the top line in financial statements globally. The core principle of the new standard is for the recognition of revenue to depict the transfer of goods or services to customers in amounts that reflect the payment to which the company expects to be entitled in exchange for those goods or services. The new standard will also result in enhanced revenue disclosures, provide guidance for transactions that were not previously addressed comprehensively and improve guidance for multiple-element arrangements. The amendments are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is permitted. We are currently in the process of assessing the impact the adoption of this guidance will have on our consolidated financial statements.

In April of 2014, the FASB issued final guidance that raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. The guidance is intended to reduce the frequency of disposals reported as discontinued operations by focusing on strategic shifts that have or will have a major effect on an entity’s operations and financial results. In addition, the guidance permits companies to have continuing cash flows and significant continuing involvement with the disposed component. The amendments were effective on January 1, 2015, and the adoption of the guidance did not have a significant impact on our consolidated financial statements.

13.	Related Party Transactions

In June of 2012, we entered into a new license agreement (the "License Agreement") with the holder of S&P Dow Jones Indices LLC noncontrolling interest, CME Group, which replaced the 2005 license agreement between S&P DJ Indices and CME Group. Under the terms of the License Agreement, S&P Dow Jones Indices LLC receives a share of the profits from the trading and clearing of CME Group's equity index products. During the three months ended March 31, 2015, S&P Dow Jones Indices LLC earned $14 million, of revenue under the terms of the License Agreement. The entire amount of this revenue is included in our consolidated statement of income and the portion related to the 27% noncontrolling interest is removed in net income attributable to noncontrolling interests.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

The following Management's Discussion and Analysis (“MD&A”) provides a narrative of the results of operations and financial condition of McGraw Hill Financial, Inc. (together with its consolidated subsidiaries, "McGraw Hill Financial," the “Company,” “we,” “us” or “our”) for the three months ended March 31, 2015. The MD&A should be read in conjunction with the consolidated financial statements, accompanying notes and MD&A included in our Form 10-K for the year ended December 31, 2014 (our “Form 10-K”), which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The MD&A includes the following sections:

•	Overview

•	Results of Operations — Comparing the Three Months Ended March 31, 2015 and 2014

•	Liquidity and Capital Resources

•	Reconciliation of Non-GAAP Financial Information

•	Critical Accounting Estimates

•	Recently Adopted Accounting Standards

•	Forward-Looking Statements

OVERVIEW

We are a leading ratings, benchmarks & ratings, analytics, data and research provider serving the global capital, commodities and commercial markets. The capital markets include asset managers, investment banks, commercial banks, exchanges and issuers; the commodities markets include producers, traders and intermediaries within energy, metals, and agriculture; and the commercial markets include professionals and corporate executives within automotive and marketing / research information services.

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

Key results for the three months ended March 31 are as follows:

(in millions, except per share amounts)	2015	2014	% Change [1]
Revenue	$1,273	$1,196	6%
Operating profit	$501	$420	19%
Operating margin %	39%	35%
Diluted earnings per share from continuing operations	$1.10	$0.87	26%

[1]	% changes in the tables throughout the MD&A are calculated off of the actual number, not the rounded number presented.

S&P Ratings — Revenue and operating profit increased 6% and 21%, respectively. Revenue growth was driven by increases in transaction revenue primarily due to growth in corporate bond ratings revenue in both the U.S. and Asia Pacific and an increase in U.S. public finance revenues, partially offset by a decline in the bank loan rating market. Operating profit increased due to the increases in revenue, compensation cost containment resulting from 2014 restructuring actions and a benefit related to legal settlement insurance recoveries. These increases were partially offset by legal settlement charges and increased costs related to the implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act. Foreign exchange rates unfavorably impacted revenue for the quarter, which was offset by a favorable impact on expenses.

S&P Capital IQ — Revenue and operating profit increased 6% and 18%, respectively. The revenue increase was attributable to growth at the S&P Capital IQ Desktop, RatingsXpress® and CUSIP driven by increases in average contract values for each product. Revenue increases were driven by improved customer retention rates and increased revenue from new and existing accounts. Operating profit increased due to the increases in revenue, partially offset by higher incentive, advertising and technology costs, and increased outside consulting fees.

S&P DJ Indices — Revenue and operating profit increased 5% and 4%, respectively. Revenue increased primarily due to higher levels of assets under management for ETFs and mutual funds, larger over-the-counter issuances, and higher data revenue. These increases were partially offset by lower volumes for exchange-traded derivatives. Additionally, the year-over-year revenue increase was unfavorably impacted by the refinement of our process for estimating revenue for certain products that favorably impacted the first quarter of 2014 which caused a one-time revenue increase in the prior-year period. Operating profit increased compared to 2014 primarily due to the increases in revenue, partially offset by an increase in compensation costs.

C&C — Revenue and operating profit increased 7% and 23%, respectively. The revenue increase was primarily driven by continued demand for Platts’ proprietary content as annualized contract values increased and increases at J.D. Power driven by strong demand in the U.S. and Singapore. Operating profit increased primarily due to the increases in revenue, lower compensation costs at Platts, partially offset by increased compensation and operating costs to support business growth at J.D. Power.

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

RESULTS OF OPERATIONS — COMPARING THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

Consolidated Review

(in millions)	2015	2014	% Change

Revenue	$1,273	$1,196	6%
Total Expenses:
Operating-related expenses	406	396	2%
Selling and general expenses	333	347	(4)%
Depreciation and amortization	33	33	1%
Total expenses	772	776	(1)%
Operating profit	501	420	19%
Interest expense, net	16	14	13%
Provision for taxes on income	156	138	13%
Income from continuing operations	329	268	23%
Discontinued operations, net	—	7	N/M
Less: net income from continuing operations attributable to noncontrolling interests	(26)	(27)	(2)%
Net income attributable to McGraw Hill Financial, Inc.	$303	$248	22%
N/M - not meaningful

Revenue

The following table provides consolidated revenue information for the three months ended March 31:

(in millions)	2015	2014	% Change
Subscription / Non-transaction revenue	$761	$741	3%
Non-subscription / Transaction revenue	$512	$455	13%

Domestic revenue	$765	$695	10%
International revenue	$508	$501	1%

Revenue increased $77 million or 6% as compared to the first quarter of 2014. Subscription / non-transaction revenue increased primarily due to growth at S&P Capital IQ due to an increase in the average contract values driven by new customer relationships and increases in existing accounts and continued demand for Platts’ proprietary content. Non-subscription / transaction revenue increased primarily due to strong growth at S&P Ratings due to increases in corporate bond ratings revenue and U.S. public finance revenues, partially offset by a decline in the bank loan rating market. See “Segment Review” below for further information.

Foreign exchange rates had an unfavorable impact of $24 million on revenue for the first quarter of 2015. This impact refers to constant currency comparisons estimated by recalculating current year results of foreign operations using the average exchange rate from the prior year. The unfavorable impact of foreign exchange rates on revenue primarily related to S&P Ratings driven by the weakening of the Euro to the U.S. dollar.

Total Expenses

The following tables provide an analysis by segment of our operating-related expenses and selling and general expenses for the three months ended March 31:

(in millions)	2015		2014		% Change
	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses
S&P Ratings	$184	$121	$194	$124	(6)%	(3)%
S&P Capital IQ	143	103	136	100	5%	3%
S&P DJ Indices	26	20	22	21	18%	(6)%
C&C	74	59	66	70	12%	(15)%
Intersegment eliminations	(21)	—	(22)	—	4%	N/M
Total segments	406	303	396	315	2%	(4)%
Unallocated expense	—	30	—	32	N/M	(4)%
Total	$406	$333	$396	$347	2%	(4)%
N/M - not meaningful

Operating-Related Expenses

Operating-related expenses increased $9 million or 2% as compared to the first quarter of 2014, primarily driven by increases at C&C of $8 million or 12%, S&P Capital IQ of $7 million or 5%, and S&P DJ Indices of $4 million or 18%, partially offset by decreases at S&P Ratings of $11 million or 6%. Increases at C&C primarily related to higher costs of sales resulting from an increase in business. The increases at S&P Capital IQ and S&P DJ Indices were primarily attributable to increased compensation costs and higher technology costs. Partially offsetting these increases were declines at S&P Ratings primarily driven our compensation cost containment efforts resulting from 2014 restructuring actions as well as a favorable impact of foreign exchange rates.

Intersegment eliminations primarily relate to a royalty charged to S&P Capital IQ for the rights to use and distribute content and data developed by S&P Ratings.

Selling and General Expenses

Selling and general expenses decreased $13 million or 4% as compared to the first quarter of 2014, driven by decreases at C&C of $11 million or 15% primarily due to the impact of restructuring charges recorded at Platts in 2014. Additionally, S&P Ratings decreased $4 million or 3% primarily due to legal settlement recoveries of $35 million in the first quarter of 2015, partially offset by legal settlement charges of $29 million.

Depreciation and Amortization

Depreciation and amortization remained relatively flat as compared to the first quarter of 2014.

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
The tables below reconcile segment operating profit to total operating profit for the three months ended March 31:

(in millions)	2015	2014	% Change
S&P Ratings [1]	$291	$240	21%
S&P Capital IQ	63	53	18%
S&P DJ Indices	95	91	4%
C&C	85	70	23%
Total segment operating profit	534	454	18%
Unallocated expense	(33)	(34)	(3)%
Total operating profit	$501	$420	19%

[1]	2015 includes a benefit of $35 million related to legal settlement insurance recoveries, partially offset by $29 million of legal settlement charges.

Segment Operating Profit — Increased $80 million or 18% in the quarter as compared to the first quarter of 2014. Segment operating profit margins were 42% and 38% for the first quarter of 2015 and 2014, respectively. Strong revenue growth at S&P Ratings, S&P Capital IQ, C&C and S&P DJ Indices during the quarter were the primary drivers for the increase. Additionally, operating profit margins were favorably impacted by legal settlement insurance recoveries of $35 million, partially offset by $29 million of legal settlement charges at S&P Ratings. See “Segment Review” below for further information.

Unallocated Expense — These expenses, included in selling and general expenses, mainly include costs for corporate center functions, select initiatives, unoccupied office space and corporate overhead costs allocable to discontinued operations. Unallocated expense remained relatively flat as compared to the first quarter of 2014, decreasing by $1 million or 3%.

Foreign exchange rates had a favorable impact of $5 million on operating profit as compared to the first quarter of 2014. This was the result of foreign exchange gains having a favorable impact of $3 million on current year operating profit, compared to foreign exchange losses of $3 million in 2014. This impact refers to constant currency comparisons and the remeasurement of monetary assets and liabilities. Constant currency impacts are estimated by re-calculating current year results of foreign operations using the average exchange rate from the prior year. Remeasurement impacts are based on the variance between current-year and prior-year foreign exchange rate fluctuations on assets and liabilities denominated in currencies other than the individual businesses functional currency.

Interest Expense, net

Net interest expense increased 13% as compared to the first quarter of 2014, primarily as a result of higher interest expense for taxes for the three months ended March 31, 2015.

Provision for Income Taxes

The effective income tax rate for continuing operations was 32.1% and 33.9% for the three months ended March 31, 2015, and March 31, 2014, respectively. The decrease in the effective income tax rate was primarily the result of a non-recurring benefit recorded during the three months ended March 31, 2015.

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

The following table provides revenue and segment operating profit information for the three months ended March 31:

(in millions)	2015	2014	% Change
Revenue:
Transaction	$289	$245	18%
Non-transaction	317	324	(2)%
Total revenue	$606	$569	6%
% of total revenue:
Transaction	48%	43%
Non-transaction	52%	57%

Domestic revenue	$352	$305	15%
International revenue	$254	$264	(4)%

Operating profit [1]	$291	$240	21%
Operating margin %	48%	42%

[1]	2015 includes a benefit of $35 million related to legal settlement insurance recoveries, partially offset by $29 million of legal settlement charges.

Foreign exchange rates had an unfavorable impact on revenue of $20 million and an immaterial impact on operating profit for the first quarter of 2015.

Revenue

Transaction revenue increased compared to the first quarter of 2014 primarily driven by growth in corporate bond ratings revenue in both the U.S. and Asia Pacific. Growth in the U.S. was driven by the continued low interest rate environment and mergers & acquisitions (M&A) activity. Asia benefited from interest rate reductions in China. Growth was also driven by increases in U.S. Public Finance issuance as issuers continued to take advantage of the low interest rate environment. These increases were partially offset by declines in the bank loan rating market.

The increase in transaction revenue was partially offset by a decrease in non-transaction revenue. Non-transaction revenue decreased primarily due to the unfavorable impact of foreign exchange rates, as well as lower entity credit ratings activity. Additionally, year-over-year revenue growth was unfavorably impacted by reductions to our estimated required sales allowances resulting from improved billing and collection trends that favorably impacted the first quarter of 2014 which caused a one-time revenue increase in the prior-year period. Non-transaction revenue includes an intersegment royalty charged to S&P Capital IQ for the rights to use and distribute content and data developed by S&P Ratings. Royalty revenue for the first quarter of 2015 and 2014 was $20 million and $19 million, respectively.

Operating Profit

Operating profit increased compared to the first quarter of 2014 primarily due to the increases in revenue discussed above, a benefit of $35 million related to legal settlement insurance recoveries and compensation cost containment resulting from 2014 restructuring actions. These increases were partially offset by $29 million of legal settlement charges and increased costs related to the implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

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

	First Quarter Compared to Prior Year
Corporate Issuance	U.S.	Europe
High-yield issuance	39%	(5)%
Investment-grade	24%	(9)%
Total new issue dollars — corporate issuance	27%	(9)%

•
Corporate issuance in the U.S. was up driven by strong double-digit increases in both high-yield and investment-grade debt issuance. Growth was due to M&A activity as well as retail dollars moving steadily into high yield mutual funds. The trend of high par value deals, but lower volumes continued this quarter. Additionally, low interest rates in Europe resulted in American issuers transacting in European markets to diversify funding sources and reduce costs.

•
Corporate issuance in Europe decreased as a result of economic and political uncertainty in the European markets in the first quarter of 2015 compared to improving economic conditions in the comparable prior year period.

	First Quarter Compared to Prior Year
Structured Finance	U.S.	Europe
Asset-backed securities (“ABS”)	16%	57%
Structured Credit	13%	83%
Commercial mortgage-backed securities (“CMBS”)	29%	78%
Residential mortgage-backed securities (“RMBS”)	53%	204%
Covered bonds	**	(3)%
Total new issue dollars — structured finance	21%	23%

**	Represents no activity in 2015 and 2014.

•
ABS issuance in the U.S. was up driven by strong vehicle sales and growth in loan originations. The increase was also driven by higher non-traditional volume due to a diversity of transactions including equipment, shipping receivables, container, timeshare and aircraft deals. Partially offsetting this growth was a decline in credit card activity as banks shifted to deposit funding rather than securitization for alternate funding. Student loan activity was also down driven by minimal private market deals and lower Federal Family Education Loan Program ("FFELP") refinancing. ABS issuance in Europe was up primarily driven by increased vehicle and non-traditional volume.

•	Issuance was up in the U.S. Structured Credit market driven by favorable spreads and refinancing activity. European Structured Credit issuance was also up, although from a low 2014 base.

•
CMBS issuance was up in the U.S. driven by favorable market conditions and investor demand accompanied by growing attraction by private equity investors to single borrower transactions, which grew proportionally year over year. European CMBS issuance was also up, although from a low 2014 base.

•
RMBS volume was up in the U.S. driven by a higher volume of prime and re-remic deals. Even with the increase, the market continues to be challenged by the unfavorable economics of transactions and minimal private loan activity with most loans originated by the Government Sponsored Enterprises ("GSEs"). European RMBS volume was predominately driven by the UK as investors took advantage of the country's non-participation in the European Central Bank's buy-back program.

•
Covered bond issuance (which are debt securities backed by mortgages or other high-quality assets that remain on the issuer's balance sheet) in Europe was down slightly compared to last year with most activity in Germany, Norway and Sweden.

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

The following table provides revenue and segment operating profit information for the three months ended March 31:

(in millions)	2015	2014	% Change
Revenue:
Subscription revenue	$287	$272	6%
Non-subscription revenue	33	29	13%
Total revenue	$320	$301	6%

Domestic revenue	$212	$199	6%
International revenue	$108	$102	6%

Operating profit	$63	$53	18%
Operating margin %	20%	18%

Foreign exchange rates had an unfavorable impact of $2 million on revenue and an immaterial impact on operating profit for the quarter.

Revenue

Revenue grew compared to the first quarter of 2014 primarily due to growth from the S&P Capital IQ Desktop, RatingsXpress® and CUSIP, driven by increases in average contract values for each product from the comparable prior year period. Revenue increases were driven by both improved customer retention rates and increased revenue from new and existing customers. These increases were partially offset by declines in the equity research business and the unfavorable impact related to the closure of a non-core business.

Growth in the average contract value of the S&P Capital IQ Desktop continued to be driven by new customer relationships and increases for existing accounts. Increases for existing accounts continued to be driven by bundled solution offerings integrated within the S&P Capital IQ Desktop, new datasets and expanded coverage of existing datasets combined with improved functionality of the S&P Capital IQ Desktop. The number of users on the S&P Capital IQ Desktop grew over the first quarter of 2014. S&P Capital IQ Desktop benefited in the first quarter of 2015 from a higher customer retention rate compared to the first quarter of 2014.

Both domestic and international revenue increased over the first quarter of 2014, and international revenue represented 34% of S&P Capital IQ's total revenue. International revenue growth in the quarter was primarily driven by sales growth of the S&P Capital IQ Desktop in Europe, Asia and Canada.

The subscription base for RatingsXpress® is growing due to new client relationships and expanded relationships within existing accounts as the number of customers has increased 2% in the first quarter of 2015 as compared to the first quarter of 2014.

RatingsXpress® continues to benefit from changes in the regulatory environment resulting in increased compliance requirements which have created a greater need for alternative risk tools. RatingsDirect® also had revenue growth in the quarter driven by increased average contract values. Both RatingsXpress® and RatingsDirect® benefited in the first quarter of 2015 from an improvement in customer retention rates compared to the first quarter of 2014.

Operating Profit

Operating profit increased compared to the first quarter of 2014 due to the increase in revenue as discussed above. Partially offsetting the increases to operating profit were increased compensation costs primarily due to higher incentive costs, higher advertising costs related to a branding campaign that began in mid-2014, higher technology costs and increased outside consulting fees related to certain initiatives and projects which did not take place in 2014.

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
S&P DJ Indices generates subscription revenue but primarily derives revenue from non-subscription products based on the S&P and Dow Jones Indices. Specifically, S&P DJ Indices generates revenue from the following sources:

•	Investment vehicles — such as ETFs, which are based on the S&P Dow Jones Indices' benchmarks and generate revenue through fees based on assets and underlying funds;

•	Exchange listed derivatives — which generate royalties based on trading volumes of derivatives contracts listed on various exchanges;

•	Index-related licensing fees — which are either fixed or variable annual and per-issue fees for over-the-counter derivatives and retail-structured products; and

•	Data and customized index subscription fees — which support index fund management, portfolio analytics and research.

The following table provides revenue and segment operating profit information for the three months ended March 31:

(in millions)	2015	2014	% Change
Revenue:
Non-subscription revenue	$114	$111	3%
Subscription revenue	29	26	14%
Total revenue	$143	$137	5%

Domestic revenue	$114	$108	6%
International revenue	$29	$29	(1)%

Operating profit	$95	$91	4%
Less: net operating profit attributable to noncontrolling interests	25	24
Net operating profit	$70	$67	5%
Operating margin %	67%	67%
Net operating margin %	49%	49%

Foreign exchange rates had an immaterial impact on revenue and operating profit for the quarter.

Revenue

Revenue at S&P DJ Indices increased 5% compared to the first quarter of 2014, primarily driven by higher average levels of assets under management ("AUM") for ETFs and mutual funds, larger over-the-counter issuances, and higher data revenue as annualized contract values increased. These increases were partially offset by lower volumes for exchange-traded derivatives. Additionally, the year-over-year revenue increase was unfavorably impacted by the refinement of our process for estimating revenue for certain products that favorably impacted the first quarter of 2014 which caused a one-time revenue increase in the prior-year period.

Fifty new indices and twelve new ETFs were launched during the first quarter of 2015, however, the total number of ETFs have decreased compared to the fourth quarter of 2014 due to the closing of underperforming ETFs in 2015. AUM for ETFs rose 22% to $810 billion in the first quarter of 2015 from $667 billion in the first quarter of 2014. AUM for the first quarter of 2015 was slightly lower than the record amount of $832 billion set in the fourth quarter of 2014. S&P DJ Indices continues to be the leading index provider for the ETF market with assets representing 28% of global ETF assets.

Operating Profit

Operating profit grew compared to the first quarter of 2014 primarily due to the increase in revenue as discussed above and a reduction in bad debt expense, partially offset by an increase in compensation costs related to additional headcount and higher incentive costs. The growth in operating margin was muted as compared to prior-year period because the one-time revenue increase referred to above had a dollar-for-dollar positive impact to S&P DJ Indices operating profit in the first quarter of 2014.

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

The following table provides revenue and segment operating profit information for the three months ended March 31:

(in millions)	2015	2014	% Change
Total revenue	$225	$211	7%

Subscription revenue	$149	$141	6%
Non-subscription revenue	$76	$70	9%

Domestic revenue	$98	$95	3%
International revenue	$127	$116	10%

Operating profit	$85	$70	23%
Operating margin %	38%	33%

Foreign exchange rates had an immaterial impact on revenue and a favorable impact of $3 million on operating profit for the quarter.

Revenue

Revenue grew compared to the first quarter of 2014 primarily due to continued demand for Platts’ proprietary content. This growth was mainly driven by strength in Platts’ market data and price assessment products across all commodity sectors, led by petroleum. Additionally, the continued licensing of our proprietary market price data and assessments to various commodity exchanges contributed to revenue growth. While petroleum is still the biggest driver, the revenue mix continues to become more diversified as other sectors showed positive annualized contract value growth including, coal, natural gas, petrochemicals, metals and agriculture. Platts revenue in the first quarter of 2015 was also favorably impacted by the acquisition of Eclipse Energy Group AS and its operating subsidiaries (“Eclipse”) in July of 2014.

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

Operating Profit

Operating profit increased due to the increases in revenue discussed above, a decrease in compensation costs at Platts driven by a reduction in headcount related to 2014 restructuring actions, and a benefit from foreign exchange rates. These increases were partially offset by higher compensation costs related to additional headcount and increased operating costs to support business growth at J.D. Power.

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

Cash Flow Overview

Cash and equivalents were $1,176 million as of March 31, 2015, a decrease of $1,321 million from December 31, 2014, and consisted of approximately 10% of domestic cash and 90% of cash held abroad. Typically, cash held outside the U.S. is anticipated to be utilized to fund international operations or to be reinvested outside of the U.S., as a significant portion of our opportunities for growth in the coming years is expected to be abroad. In the event funds from international operations are needed to fund operations in the U.S., we would be required to accrue for and pay taxes in the U.S. to repatriate these funds.

The following table provides cash flow information for the three months ended March 31:

(in millions)	2015	2014	% Change
Net cash (used for) provided by:
Operating activities from continuing operations	$(1,349)	$114	N/M
Investing activities from continuing operations	$(19)	$(35)	(46)%
Financing activities from continuing operations	$220	$(96)	N/M
N/M - not meaningful

In the first three months of 2015, free cash flow decreased to $(1,395) million compared to $79 million in the first three months of 2014. The decrease is primarily due to the decrease in cash (used for) provided by operating activities as discussed below. Free cash flow is a non-GAAP financial measure and reflects our cash flow (used for) provided by operating activities less capital expenditures and dividends and other payments paid to noncontrolling interests. Capital expenditures include purchases of property and equipment and additions to technology projects. See “Reconciliation of Non-GAAP Financial Information” below for a reconciliation of cash flow provided by operating activities, the most directly comparable U.S. GAAP financial measure, to free cash flow.

Operating activities

Cash used by operating activities was $1,349 million for the first three months of 2015 compared to cash provided by operating activities of $114 million for the first three months of 2014. The decrease is mainly due to the payment of legal and regulatory settlements in the first quarter of 2015.

Investing activities

Our cash outflows from investing activities are primarily for acquisitions and capital expenditures, while cash inflows are primarily proceeds from dispositions.

Cash used for investing activities decreased $16 million to $19 million for the first three months of 2015, primarily due to a lower amount of cash paid for acquisitions in 2015. Refer to Note 2 — Acquisitions and Divestitures to our unaudited consolidated financial statements for further information.

Financing activities

Our cash outflows from financing activities consist primarily of share repurchases, dividends to shareholders and repayments of short-term debt, while cash inflows are primarily additions to short-term debt and proceeds from the exercise of stock options.

Cash provided by financing activities was $220 million in the first three months of 2015 as compared to cash used for financing activities of $96 million in the first three months of 2014. This increase is primarily attributable to the borrowing of short-term debt and a decrease in cash used for repurchase of treasury shares during the first quarter of 2015. See Additional Financing information below for further information on short-term debt.

During the first three months of 2015, we used cash to repurchase 1.1 million shares for $110 million at an average price paid per share of $104.31, excluding commissions. During the first three months of 2014, we used cash to repurchase 2.1 million shares for $164 million at an average price paid per share of $78.89, excluding commissions.

Discontinued Operations

Cash used for operating activities from discontinued operations of $129 million in the first three months of 2015 relates to the tax payment on the gain on sale of McGraw Hill Construction which was sold in the fourth quarter of 2014.

Additional Financing

We have the ability to borrow a total of $1.0 billion through our commercial paper program, which is supported by our $1.0 billion four-year credit agreement (our “credit facility”) that we entered into in June of 2013. This credit facility will terminate on June 19, 2017.

In connection with the payment of legal and regulatory settlements recorded in 2014 and paid largely in 2015, we utilized our commercial paper program and borrowed from our credit facility during the three months ended March 31, 2015. As a result, commercial paper outstanding as of March 31, 2015 totaled $190 million with an average interest rate and term to maturity of 0.86% and 16 days. Our revolving line of credit outstanding as of March 31, 2015 totaled $175 million with an interest rate and term to maturity of 1.51% and 71 days. As of December 31, 2014, we had no commercial paper outstanding or borrowings outstanding under our credit facility.

We pay a commitment fee of 20 to 45 basis points for our credit facility, depending on our indebtedness to cash flow ratio, whether or not amounts have been borrowed, and for the first quarter of 2015 we paid a commitment fee of 20 basis points. The interest rate on borrowings under our credit facility is, at our option, calculated using rates that are primarily based on either the prevailing London Inter-Bank Offer Rate, the prime rate determined by the administrative agent or the Federal Funds Rate. For certain borrowings under this credit facility, there is also a spread based on our indebtedness to cash flow ratio added to the applicable rate.

Our credit facility contains certain covenants. The only financial covenant requires that our indebtedness to cash flow ratio, as defined in our credit facility, is not greater than 3.25 to 1, and this covenant level has never been exceeded.

On January 22, 2015, Fitch Ratings revised its ratings outlook from negative to stable and affirmed our BBB+ long-term debt rating and F2 short-term/commercial paper rating.

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

(in millions)	2015	2014
Cash (used for) provided by operating activities from continuing operations	$(1,349)	$114
Capital expenditures	(16)	(20)
Dividends and other payments paid to noncontrolling interests	(30)	(15)
Free cash flow	$(1,395)	$79

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

The factors above are not exhaustive. McGraw Hill Financial, Inc. and it subsidiaries operate in a dynamic business environment in which new risks may emerge frequently. Accordingly, we caution readers not to place undue reliance on the above forward-looking statements, which speak only as of the dates on which they are made. The Company undertakes no obligation to update or revise any forward-looking statement to reflect events or circumstances arising after the date on which it is made. Further information about our businesses, including information about factors that could materially affect our results of operations and financial condition, is contained in the Company’s filings with the SEC, including the "Risk Factors" section in our most recently filed Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in our exposure to market risk during the three months ended March 31, 2015 from those disclosed in our Form 10-K for the year ended December 31, 2014.

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

As of March 31, 2015, an evaluation was performed under the supervision and with the participation of management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2015.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On December 4, 2013, the Board of Directors approved a share repurchase program authorizing the purchase of up to 50 million shares, which was approximately 18% of the company's outstanding shares at that time. During the first quarter of 2015, we repurchased 1.1 million shares and, as of March 31, 2015, 44.5 million shares remained under our current share repurchase program.

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

The following table provides information on our purchases of our outstanding common stock during the first quarter of 2015 pursuant to our current share repurchase program (column c). In addition to these purchases, the number of shares in column (a) include: 1) shares of common stock that are tendered to us to satisfy our employees’ tax withholding obligations in connection with the vesting of awards of restricted shares (we repurchase such shares based on their fair market value on the vesting date), and 2) our shares deemed surrendered to us to pay the exercise price and to satisfy our employees’ tax withholding obligations in connection with the exercise of employee stock options. There were no other share repurchases during the quarter outside the repurchases noted below.

(amounts in millions, except per share price)

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs	(d) Maximum Number of Shares that may yet be Purchased Under the Programs
Jan. 1 — Jan. 31, 2015	0.8	$88.98	—	45.6
Feb. 1 — Feb. 28, 2015	0.5	103.95	0.5	45.1
Mar. 1 — Mar. 31, 2015	0.6	104.59	0.6	44.5
Total — Qtr	1.9	$97.79	1.1	44.5

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

Revenue during the first quarter of 2015 attributable to the transactions or dealings by the Company described below was approximately $168,344, with net profit from such sales being a fraction of the revenues.

During the first quarter of 2015, one of the Company’s divisions, a provider of energy-related information in over 150 countries, sold information and informational materials, which are generally exempt from U.S. economic sanctions, to twelve Iran-linked subscribers that are designated by the Treasury Department’s Office of Foreign Assets Control (“OFAC”) pursuant to Executive Order 13382 and/or are owned or controlled, or appear to be owned or controlled, by the Government of Iran (the “GOI”). The Company, among other things, offers customers that subscribe to its publications access to proprietary data, analytics, and industry information that enable commodities markets to perform with greater transparency and efficiency. This division provided such data related to the energy and petrochemicals markets to the Iran-linked subscribers referenced above, generating revenue that was a de minimis portion of both the division's and the Company’s revenue. One of the twelve Iran-linked customers is designated by OFAC pursuant to Executive Order 13382; one is designated by OFAC both pursuant to Executive Order 13382 and as a GOI entity; five are designated by OFAC as GOI entities; and five appear, based on publicly available information, to be owned or controlled by GOI entities. We believe that these transactions were permissible under U.S. sanctions pursuant to certain statutory and regulatory exemptions for the exportation of information and informational materials. The Company is reviewing whether to continue to provide these products to these Iranian customers in the future.

Item 6. Exhibits

(10.1)	Form of Performance Share Unit Terms and Conditions

(10.2)	Form of Restricted Stock Unit Award Terms and Conditions

(15)	Letter on Unaudited Interim Financials

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

(32)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(101.INS)	XBRL Instance Document

(101.SCH)	XBRL Taxonomy Extension Schema

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase

(101.LAB)	XBRL Taxonomy Extension Label Linkbase

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

McGraw Hill Financial, Inc.
Registrant

Date:	April 28, 2015	By:	/s/ Jack F. Callahan, Jr.
Jack F. Callahan, Jr.
Executive Vice President and Chief Financial Officer

Date:	April 28, 2015	By:	/s/ Emmanuel N. Korakis
Emmanuel N. Korakis
Senior Vice President and Corporate Controller