Form 10-Q
period 2015-06-30
MCGRAW HILL FINANCIAL INC
filed 2015-07-28
CIK 64040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 1-1023

McGraw Hill Financial, Inc.
(Exact name of registrant as specified in its charter)

New York	13-1026995
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
55 Water Street, New York, New York	10041
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: 212-438-2000

1221 Avenue of the Americas, New York, New York 10020
(Former name, former address and former fiscal year, if changed since last report)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Shares Outstanding	Date
Common stock (par value $1.00 per share)	272.5 million	July 17, 2015

McGraw Hill Financial, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of McGraw Hill Financial, Inc.

We have reviewed the consolidated balance sheet of McGraw Hill Financial, Inc. (and subsidiaries) (the "Company") as of June 30, 2015, the related consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2015 and 2014, the related consolidated statements of cash flows for the six-month periods ended June 30, 2015 and 2014, and the related consolidated statement of equity for the six-month period ended June 30, 2015. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of McGraw Hill Financial, Inc. (and subsidiaries) as of December 31, 2014, and the related consolidated statements of income, comprehensive income, equity, and cash flows for the year then ended (not presented herein) and we expressed an unqualified audit opinion on those consolidated financial statements in our report dated February 13, 2015.

/s/ ERNST & YOUNG LLP

New York, New York
July 27, 2015

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

McGraw Hill Financial, Inc.
Consolidated Statements of Income
(Unaudited)

(in millions, except per share amounts)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenue	$1,342	$1,302	$2,615	$2,498
Expenses:
Operating-related expenses	406	407	812	803
Selling and general expenses	332	376	665	724
Depreciation	22	22	43	42
Amortization of intangibles	11	12	23	24
Total expenses	771	817	1,543	1,593
Other (income) loss	(11)	9	(11)	9
Operating profit	582	476	1,083	896
Interest expense, net	16	14	32	28
Income from continuing operations before taxes on income	566	462	1,051	868
Provision for taxes on income	185	152	340	290
Income from continuing operations	381	310	711	578
Income from discontinued operations, net of tax	—	6	—	12
Net income	381	316	711	590
Less: net income from continuing operations attributable to noncontrolling interests	(28)	(24)	(55)	(50)
Net income attributable to McGraw Hill Financial, Inc.	$353	$292	$656	$540

Amounts attributable to McGraw Hill Financial, Inc. common shareholders:
Income from continuing operations	$353	$286	$656	$528
Income from discontinued operations	—	6	—	12
Net income	$353	$292	$656	$540

Earnings per share attributable to McGraw Hill Financial, Inc. common shareholders:
Income from continuing operations:
Basic	$1.29	$1.05	$2.40	$1.94
Diluted	$1.28	$1.04	$2.38	$1.91
Income from discontinued operations:
Basic	$—	$0.02	$—	$0.05
Diluted	$—	$0.02	$—	$0.05
Net income:
Basic	$1.29	$1.08	$2.40	$1.99
Diluted	$1.28	$1.06	$2.38	$1.95
Weighted-average number of common shares outstanding:
Basic	273.1	271.5	273.3	271.7
Diluted	275.7	276.1	276.0	276.7

Dividend declared per common share	$0.33	$0.30	$0.66	$0.60

See accompanying notes to the unaudited consolidated financial statements.

McGraw Hill Financial, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

(in millions)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income	$381	$316	$711	$590

Other comprehensive income:
Foreign currency translation adjustment	50	9	(32)	13
Income tax effect	(2)	—	(2)	(1)
	48	9	(34)	12

Pension and other postretirement benefit plans	51	(56)	55	(54)
Income tax effect	(16)	22	(18)	21
	35	(34)	37	(33)

Unrealized gain on forward exchange contracts	(1)	1	—	4
Income tax effect	—	—	—	(1)
	(1)	1	—	3

Comprehensive income	463	292	714	572
Less: comprehensive income attributable to nonredeemable noncontrolling interests	(4)	(1)	(5)	(4)
Less: comprehensive income attributable to redeemable noncontrolling interests	(24)	(22)	(50)	(46)
Comprehensive income attributable to McGraw Hill Financial, Inc.	$435	$269	$659	$522

See accompanying notes to the unaudited consolidated financial statements.

McGraw Hill Financial, Inc.
Consolidated Balance Sheets

(in millions)	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and equivalents	$1,720	$2,497
Accounts receivable, net of allowance for doubtful accounts: $38 in 2015 and 2014	1,063	932
Deferred income taxes	203	363
Prepaid and other current assets	227	174
Total current assets	3,213	3,966
Property and equipment, net of accumulated depreciation: 2015 - $582; 2014 - $563	208	206
Goodwill	1,383	1,387
Other intangible assets, net	977	1,004
Other non-current assets	232	208
Total assets	$6,013	$6,771
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$181	$191
Accrued compensation and contributions to retirement plans	264	410
Unearned revenue	1,387	1,323
Accrued legal and regulatory settlements (Note 11)	23	1,609
Other current liabilities	385	434
Total current liabilities	2,240	3,967
Long-term debt	1,494	799
Pension and other postretirement benefits	285	333
Other non-current liabilities	369	323
Total liabilities	4,388	5,422
Redeemable noncontrolling interest (Note 7)	810	810
Commitments and contingencies (Note 11)
Equity:
Common stock	412	412
Additional paid-in capital	435	493
Retained income	7,438	6,946
Accumulated other comprehensive loss	(511)	(514)
Less: common stock in treasury	(7,011)	(6,849)
Total equity — controlling interests	763	488
Total equity — noncontrolling interests	52	51
Total equity	815	539
Total liabilities and equity	$6,013	$6,771

See accompanying notes to the unaudited consolidated financial statements.

McGraw Hill Financial, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

(in millions)	Six Months Ended
	June 30,
	2015	2014
Operating Activities:
Net income	$711	$590
Less: discontinued operations, net	—	12
Income from continuing operations	711	578
Adjustments to reconcile income from continuing operations to cash (used for) provided by operating activities from continuing operations:
Depreciation	43	42
Amortization of intangibles	23	24
Provision for losses on accounts receivable	4	—
Deferred income taxes	166	2
Stock-based compensation	37	47
Other	22	8
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	(136)	(11)
Prepaid and other current assets	(24)	(11)
Accounts payable and accrued expenses	(257)	(248)
Unearned revenue	71	15
Accrued legal and regulatory settlements	(1,609)	—
Other current liabilities	(36)	(69)
Net change in prepaid/accrued income taxes	119	111
Net change in other assets and liabilities	(31)	(42)
Cash (used for) provided by operating activities from continuing operations	(897)	446
Investing Activities:
Capital expenditures	(42)	(37)
Acquisitions, net of cash acquired	(2)	(16)
Proceeds from dispositions	14	—
Changes in short-term investments	(7)	1
Cash used for investing activities from continuing operations	(37)	(52)
Financing Activities:
Proceeds from issuance of senior notes, net	690	—
Dividends paid to shareholders	(185)	(164)
Dividends and other payments paid to noncontrolling interests	(49)	(30)
Contingent consideration payment	—	(11)
Repurchase of treasury shares	(274)	(362)
Exercise of stock options	73	133
Excess tax benefits from share-based payments	38	82
Cash provided by (used for) financing activities from continuing operations	293	(352)
Effect of exchange rate changes on cash from continuing operations	(7)	19
Cash (used for) provided by continuing operations	(648)	61
Discontinued Operations:
Cash (used for) provided by operating activities	(129)	14
Cash provided by (used for) investing activities	—	—
Cash provided by (used for) financing activities	—	—
Cash (used for) provided by discontinued operations	(129)	14
Net change in cash and equivalents	(777)	75
Cash and equivalents at beginning of period	2,497	1,542
Cash and equivalents at end of period	$1,720	$1,617

See accompanying notes to the unaudited consolidated financial statements.

McGraw Hill Financial, Inc.
Consolidated Statement of Equity
(Unaudited)

(in millions)	Common Stock $1 par	Additional Paid-in Capital	Retained Income	Accumulated Other Comprehensive Loss	Less: Treasury Stock	Total MHFI Equity	Noncontrolling Interests	Total Equity
Balance as of December 31, 2014	$412	$493	$6,946	$(514)	$6,849	$488	$51	$539
Comprehensive income [1]			656	3		659	5	664
Dividends			(180)			(180)	(6)	(186)
Share repurchases					274	(274)	1	(273)
Employee stock plans, net of tax benefit		(58)			(112)	54	1	55
Change in redemption value of redeemable noncontrolling interest			16			16		16
Balance as of June 30, 2015	$412	$435	$7,438	$(511)	$7,011	$763	$52	$815

[1]	Excludes $50 million attributable to our redeemable noncontrolling interest.

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

In the opinion of management all normal recurring adjustments considered necessary for a fair statement of the results of the interim periods have been included. The operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the full year. Certain prior-year amounts have been reclassified to conform to the current presentation.

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

Acquisitions

Acquisitions by segment included:

C&C

•
In July of 2015, we acquired the entire issued share capital of Petromedia Ltd and its operating subsidiaries (“Petromedia”), an independent provider of data, intelligence, news and tools to the global fuels market that offers a suite of products that provides clients with actionable data and intelligence that enable informed decisions, minimize risk and increase efficiency. We will account for the acquisition of Petromedia using the purchase method of accounting. The acquisition of Petromedia is not material to our consolidated financial statements.

•
In July of 2015, we acquired National Automobile Dealers Association's Used Car Guide (“UCG”), a leading provider of U.S. retail, trade-in and auction used-vehicle values. The acquisition of UCG will expand our analytical and modeling capabilities while deepening our presence in auto finance and auto insurance, and enriching retail solutions. We will account for the acquisition of UCG using the purchase method of accounting. The acquisition of UCG is not material to our consolidated financial statements.

•
In July of 2014, we acquired Eclipse Energy Group AS and its operating subsidiaries (“Eclipse”), which provides a comprehensive suite of data and analytics products on the European natural gas and liquefied natural gas markets as well as a range of advisory services leveraging Eclipse’s knowledge base, data capabilities, and modeling suite of products. This transaction complements our North American natural gas capabilities, which we obtained from our Bentek Energy LLC acquisition in 2011. We accounted for the acquisition of Eclipse using the purchase method of accounting. The acquisition of Eclipse was not material to our consolidated financial statements.

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

Following CRISIL's acquisition of Coalition Development Ltd. ("Coalition") that occurred in July of 2012, we made a contingent purchase price payment in the first six months of 2014 for $11 million that has been reflected in the consolidated statement of cash flows as a financing activity.

Divestitures - Continuing Operations

During the six months ended June 30, 2015, we recorded a pre-tax gain of $11 million within other (income) loss in the consolidated statement of income related to the sale of our interest in a legacy McGraw Hill Construction investment.

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

Divestitures - Discontinued Operations

On November 3, 2014, we completed the sale of McGraw Hill Construction, which has historically been part of our C&C segment, to Symphony Technology Group for $320 million in cash. Accordingly, the results of operations for the three and six months ended June 30, 2014, have been reclassified to reflect the business as a discontinued operation.

The key components of income from discontinued operations for the periods ended June 30, 2014 consist of the following:

(in millions)	Three Months	Six Months
Revenue	$44	$84
Expenses	34	63
Operating income	10	21
Provision for taxes on income	4	9
Income from discontinued operations, net of tax	$6	$12

3.	Income Taxes

The effective income tax rate for continuing operations was 32.6% and 32.4% for the three and six months ended June 30, 2015, respectively, and 32.9% and 33.4% for the three and six months ended June 30, 2014, respectively. The decrease in the effective income tax rate was primarily the result of an increase in income in lower tax rate jurisdictions during the six months ended June 30, 2015 and a non-recurring benefit recorded during the three months ended March 31, 2015.

At the end of each interim period, we estimate the annual effective tax rate and apply that rate to our ordinary quarterly earnings. The tax expense or benefit related to significant, unusual or extraordinary items that will be separately reported or reported net of their related tax effect, and are individually computed, is recognized in the interim period in which those items occur. In addition, the effect of changes in enacted tax laws or rates or tax status is recognized in the interim period in which the change occurs.

As of June 30, 2015 and December 31, 2014, the total amount of federal, state and local, and foreign unrecognized tax benefits was $138 million and $118 million, respectively, exclusive of interest and penalties. The increase in unrecognized tax benefits relates primarily to tax positions of prior years. We recognize accrued interest and penalties related to unrecognized tax benefits in interest expense and operating-related expense, respectively. In addition to the unrecognized tax benefits, as of June 30, 2015 and December 31, 2014, we had $27 million and $23 million respectively of accrued interest and penalties associated with uncertain tax positions.

Based on the current status of income tax audits, we believe that the total amount of unrecognized tax benefits may significantly decrease in the next twelve months. Although the ultimate resolution of our tax audits is unpredictable, the resulting change in our unrecognized tax benefits could have a material impact on our results of operations and/or cash flows.

4.	Debt

(in millions)	June 30, 2015	December 31, 2014
5.9% Senior Notes, due 2017 [1]	$400	$400
4.0% Senior Notes, due 2025 [2]	695	—
6.55% Senior Notes, due 2037 [3]	399	399
Long-term debt	$1,494	$799

1	Interest payments are due semiannually on April 15 and October 15, and, as of June 30, 2015, the unamortized debt discount is less than $1 million.

2	Interest payments are due semiannually on June 15 and December 15, and, as of June 30, 2015, the unamortized debt discount is approximately $5 million.

3	Interest payments are due semiannually on May 15 and November 15, and, as of June 30, 2015, the unamortized debt discount is approximately $1 million.

The fair value of our long-term debt borrowings was $1.6 billion and 0.9 billion as of June 30, 2015 and December 31, 2014, respectively, and was estimated based on quoted market prices.

On May 26, 2015, we issued $700 million of 4.0% senior notes due in 2025 and used a portion of the net proceeds for the repayment of short-term debt, including commercial paper. The 4.0% senior notes will mature on June 15, 2025 and are fully and unconditionally guaranteed by our wholly-owned subsidiary, Standard & Poor's Financial Services LLC.

On June 30, 2015, we entered into a revolving $1.2 billion five-year credit agreement (our “credit facility”) that will terminate on June 30, 2020. This credit facility replaced our $1.0 billion four-year credit facility that was scheduled to terminate on June 19, 2017. The previous credit facility was canceled immediately after the new credit facility became effective. There were no outstanding borrowings under the previous credit facility when it was replaced.

We have the ability to borrow $1.2 billion under our credit facility, which supports our $1.0 billion commercial paper program. As of June 30, 2015 and December 31, 2014, we had no commercial paper outstanding or borrowings outstanding under our credit facility. In connection with the payment of legal and regulatory settlements recorded in 2014 and paid largely in 2015, we utilized our commercial paper program and borrowed from our credit facility during the six months ended June 30, 2015.

We pay a commitment fee of 10 to 20 basis points for our credit facility, depending on our indebtedness to cash flow ratio, whether or not amounts have been borrowed and currently pay a commitment fee of 20 basis points. The interest rate on borrowings under our credit facility is, at our option, calculated using rates that are primarily based on either the prevailing London Inter-Bank Offer Rate, the prime rate determined by the administrative agent or the Federal Funds Rate. For certain borrowings under this credit facility, there is also a spread based on our indebtedness to cash flow ratio added to the applicable rate.

Our credit facility contains certain covenants. The only financial covenant requires that our indebtedness to cash flow ratio, as defined in our credit facility, is not greater than 4 to 1, and this covenant level has never been exceeded.

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

As discussed in our Form 10-K, we changed certain discount rate assumptions and our expected return on assets assumption for our retirement plans, which became effective on January 1, 2015. In addition, we updated the assumed mortality rates to reflect life expectancy improvements. The effect of the assumption changes for the three and six months ended June 30, 2015 resulted in an increase in pre-tax retirement expense of approximately $8 million and $16 million, respectively.

In the first six months of 2015, we contributed $11 million to our retirement plans and expect to make additional required contributions of approximately $4 million to our retirement plans during the remainder of the year. We may elect to make additional non-required contributions depending on investment performance and the pension plan status in the second half of 2015.

6.	Stock-Based Compensation

We issue stock-based incentive awards to our eligible employees and Directors under the 2002 Employee Stock Incentive Plan and a Director Deferred Stock Ownership Plan. The 2002 Employee Stock Incentive Plan permits the granting of nonqualified stock options, stock appreciation rights, performance stock, restricted stock and other stock-based awards.

Stock-based compensation for the periods ended June 30 is as follows:

(in millions)	Three Months		Six Months
	2015	2014	2015	2014
Stock option expense	$3	$6	$9	$9
Restricted stock and unit awards expense	16	24	28	38
Total stock-based compensation expense	$19	$30	$37	$47

During the six months ended June 30, 2015, the Company granted 0.5 million shares of restricted stock and unit awards, which had a weighted average grant date fair value of $104.62 per share, and a minimal amount of employee stock options.

Total unrecognized compensation expense related to unvested stock option awards and unvested restricted stock unit awards as of June 30, 2015 was $6 million and $92 million, respectively, which is expected to be recognized over a weighted average period of 1.6 years and 1.9 years, respectively.

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

Share repurchases for the periods ended June 30 were as follows:

(in millions, except average price)	Three Months		Six Months
	2015	2014	2015	2014
Total number of shares purchased [1]	1.6	2.2	2.6	4.4
Average price paid per share [1]	$104.82	$79.65	$104.62	$79.06
Total cash utilized [2]	$164	$177	$274	$352

1
On June 25, 2014, we repurchased 0.5 million shares of the Company's common stock from the personal holdings of Harold W. McGraw III, then Chairman of the Company's Board of Directors and former President and CEO of the Company, at a discount of 0.35% from the June 24, 2014 New York Stock Exchange closing price. We repurchased these shares with cash for $41 million at an average price of $82.66 per share. See Note 13 — Related Party Transactions for further information.

[2]
In December of 2013, 0.1 million shares were repurchased for approximately $10 million, which settled in January of 2014. Cash used for financing activities only reflects those shares which settled during the six months ended June 30, 2014 resulting in $362 million of cash used to repurchase shares.

Our purchased shares may be used for general corporate purposes, including the issuance of shares for stock compensation plans and to offset the dilutive effect of the exercise of employee stock options. As of June 30, 2015, 42.9 million shares remained available under the current share repurchase program which has no expiration date and purchases under this program may be made from time to time on the open market and in private transactions, depending on market conditions.

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

Noncontrolling interests that do not contain such redemption features are presented in equity.

Changes to redeemable noncontrolling interest during the six months ended June 30, 2015 were as follows:

(in millions)
Balance as of December 31, 2014	$810
Net income attributable to noncontrolling interest	50
Distributions payable to noncontrolling interest	(34)
Redemption value adjustment	(16)
Balance as of June 30, 2015	$810

Accumulated Other Comprehensive Loss

The following table summarizes the changes in the components of accumulated other comprehensive loss for the six months ended June 30, 2015:

(in millions)	Foreign Currency Translation Adjustment	Pension and Postretirement Benefit Plans		Unrealized Gain (Loss) on Forward Exchange Contracts	Accumulated Other Comprehensive Loss
Balance as of December 31, 2014	$(83)	$(431)		$—	$(514)
Other comprehensive income before reclassifications	(34)	31		—	(3)
Reclassifications from accumulated other comprehensive loss to net earnings	—	6	[1]	—	6
Net other comprehensive income	(34)	37		—	3
Balance as of June 30, 2015	$(117)	$(394)		$—	$(511)

[1]	See Note 5 — Employee Benefits for additional details of items reclassed from accumulated other comprehensive loss to net earnings.

The net actuarial loss and prior service cost related to pension and other postretirement benefit plans included in other comprehensive income is net of a tax provision of $4 million for the six months ended June 30, 2015.

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

The calculation for basic and diluted EPS for the periods ended June 30 is as follows:

(in millions, except per share amounts)	Three Months		Six Months
	2015	2014	2015	2014
Amounts attributable to McGraw Hill Financial, Inc. common shareholders:
Income from continuing operations	$353	$286	$656	$528
Income from discontinued operations	—	6	—	12
Net income	$353	$292	$656	$540

Basic weighted-average number of common shares outstanding	273.1	271.5	273.3	271.7
Effect of stock options and other dilutive securities	2.6	4.6	2.7	5.0
Diluted weighted-average number of common shares outstanding	275.7	276.1	276.0	276.7

Earnings per share attributable to McGraw Hill Financial, Inc. common shareholders:
Income from continuing operations:
Basic	$1.29	$1.05	$2.40	$1.94
Diluted	$1.28	$1.04	$2.38	$1.91
Income from discontinued operations:
Basic	$—	$0.02	$—	$0.05
Diluted	$—	$0.02	$—	$0.05
Net income:
Basic	$1.29	$1.08	$2.40	$1.99
Diluted	$1.28	$1.06	$2.38	$1.95

We have certain stock options and restricted performance shares that are potentially excluded from the computation of diluted EPS. The effect of the potential exercise of stock options is excluded when the average market price of our common stock is lower than the exercise price of the related option during the period because the effect would have been antidilutive. Additionally, restricted performance shares are excluded because the necessary vesting conditions had not been met. For the three and six months ended June 30, 2015, there were no stock options excluded, and for the three and six months ended June 30, 2014, there were a minimal amount of stock options excluded. Restricted performance shares outstanding of 1.7 million and 1.4 million as of June 30, 2015 and 2014, respectively, were excluded.

9.	Restructuring

During 2015 and 2014, we continued to evaluate our cost structure and further identified cost savings associated with streamlining our management structure and additionally, in 2014, our decision to exit non-strategic businesses. Our 2015 and 2014 restructuring plans consisted of a company-wide workforce reduction of approximately 260 and 590 positions, respectively, and are further detailed below. The charges for each restructuring plan are classified as selling and general expenses within the consolidated statements of income and the reserves are included in other current liabilities in the consolidated balance sheets.

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

As part of the sale of McGraw Hill Construction, which has historically been part of our C&C segment, to Symphony Technology Group, described further in Note 2 — Acquisitions and Divestitures, we have retained McGraw Hill Construction's restructuring liabilities. Therefore, the remaining reserves described below for the 2014 restructuring plan include McGraw Hill Construction's restructuring liability; however, the initial charge associated with the reserve has been bifurcated between continuing and discontinued operations.

The initial restructuring charge recorded and the ending reserve balance as of June 30, 2015 by segment is as follows:

	2015 Restructuring Plan		2014 Restructuring Plan
(in millions)	Initial Charge Recorded	Ending Reserve Balance	Initial Charge Recorded	Ending Reserve Balance
S&P Ratings	$11	$11	$45	$21
S&P Capital IQ	13	12	9	3
C&C [1]	3	2	16	6
Corporate	3	3	16	11
Total	$30	$28	$86	$41

[1]	The 2014 restructuring plan included an initial charge of $3 million and an ending reserve balance of $1 million for McGraw Hill Construction.

We recorded a pre-tax restructuring charge of $30 million for the 2015 restructuring plan during the six months ended June 30, 2015 and have reduced the reserve for the 2015 restructuring plan by $2 million.

The ending reserve balance for the 2014 restructuring plan was $78 million as of December 31, 2014. For the six months ended June 30, 2015, we have reduced the reserve for the 2014 restructuring plan by $37 million.

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

A summary of operating results by segment for the periods ended June 30 is as follows:

Three Months	2015		2014
(in millions)	Revenue	Operating Profit	Revenue	Operating Profit
S&P Ratings [1]	$658	$361	$664	$308
S&P Capital IQ	324	63	307	54
S&P DJ Indices	148	96	133	82
C&C	234	87	219	77
Intersegment elimination [2]	(22)	—	(21)	—
Total operating segments	1,342	607	1,302	521
Unallocated expense [3]	—	(25)	—	(45)
Total	$1,342	$582	$1,302	$476

Six Months	2015		2014
(in millions)	Revenue	Operating Profit	Revenue	Operating Profit
S&P Ratings [1]	$1,264	$652	$1,233	$548
S&P Capital IQ	644	125	608	107
S&P DJ Indices	291	191	269	174
C&C	459	173	431	146
Intersegment elimination [2]	(43)	—	(43)	—
Total operating segments	2,615	1,141	2,498	975
Unallocated expense [3]	—	(58)	—	(79)
Total	$2,615	$1,083	$2,498	$896

[1]
Operating profit for the three and six months ended June 30, 2015 include a benefit related to legal settlement insurance recoveries of $45 million and $80 million, respectively, partially offset by legal settlement charges of $4 million and $34 million, respectively.

[2]	Revenue for S&P Ratings and expenses for S&P Capital IQ include an intersegment royalty charged to S&P Capital IQ for the rights to use and distribute content and data developed by S&P Ratings.

[3]
The three and six months ended June 30, 2015 include a gain of $11 million related to the sale of our interest in a legacy McGraw Hill Construction investment. See Note 2 — Acquisitions and Divestitures for additional information.

See Note 2 — Acquisitions and Divestitures and Note 9 — Restructuring for additional actions that impacted the segment operating results.

11.	Commitments and Contingencies

Rental Expense and Lease Obligations

In December of 2003, we sold our 45% equity investment in Rock-McGraw, Inc., which owns our former headquarters building in New York City, and remained an anchor tenant in our former corporate headquarters building in New York City by concurrently leasing back space from the buyer through 2020. In December of 2013, we entered into an arrangement with the buyer to shorten the lease to December of 2015 in exchange for approximately $60 million which was recorded as a reduction to the unrecognized deferred gain from the sale. The remaining gain is being amortized over the remaining lease term as a reduction in rent expense.

As of June 30, 2015, the remaining deferred gain was $4 million, as $2 million and $4 million were amortized during the three and six months ended June 30, 2015, respectively. Interest expense associated with this operating lease was less than $1 million for the three months and six months ended June 30, 2015.

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

Parmalat Litigation
In September and October of 2005, writs of summons were served on The McGraw-Hill Companies, SRL and The McGraw-Hill Companies, SA in an action brought in the Tribunal of Milan, Italy by the Extraordinary Commissioner of Parmalat Finanziaria S.p.A. and Parmalat S.p.A. (collectively, “Parmalat”), claiming damages of €4.1 billion, representing the value of bonds issued by Parmalat which were rated investment grade by S&P Ratings, plus damages for S&P Ratings’ alleged complicity in aggravating Parmalat’s financial difficulties, among other claims. In June of 2011, the Court dismissed Parmalat’s main damages claim based on the value of the bonds, and ordered the defendants to pay Parmalat approximately €0.8 million, representing ratings fees paid by Parmalat, plus interest and expenses. In September of 2012, Parmalat appealed the judgment and, in November of 2012, requested payment of the judgment in the amount of €1.1 million, which was paid in December of 2012. In July of 2014, the Court of Appeals of Milan issued an order reopening the proceedings to allow the parties to submit additional pleadings. A hearing was held on February 25, 2015.

Trani Prosecutorial Proceeding
The prosecutor in the Italian city of Trani is seeking criminal indictments against several current and former S&P Ratings managers and ratings analysts for alleged market manipulation, and against Standard & Poor’s Credit Market Services Europe under Italy’s vicarious liability statute, for having allegedly failed to properly supervise the ratings analysts and prevent them from committing market manipulation. The prosecutor’s theories are based on various actions by S&P Ratings taken with respect to Italian sovereign debt between May of 2011 and January of 2012. In October of 2014, the court granted the prosecutor’s request and issued indictments against the current and former S&P Ratings managers and ratings analysts, as well as Standard & Poor’s Credit Market Services Europe. The trial commenced with a hearing on February 4, 2015, and the proceedings will continue on subsequent dates. Apart from criminal penalties that might be imposed following a conviction, under Italian law such conviction could also lead to civil damages claims against Standard & Poors Credit Market Services Europe. These claims cannot be quantified at this stage.

Commodities & Commercial Markets

Platts
In May of 2013, representatives from the European Commission (DG Competition, the EC’s antitrust office) commenced an unannounced inspection of Platts’ London offices in conjunction with potential anticompetitive conduct (in particular, in the crude oil, refined oil products and biofuels markets) relating to Platts’ Market On Close price assessment process. No allegations have been made against Platts at this time. There have also been several civil actions filed in the United States relating to potential anticompetitive behavior by market participants relating to Platts’ price assessment process, none of which have named Platts as a defendant.

McGraw Hill Construction
In October of 2009, an action was filed in the U.S. District Court for the Southern District of New York in which Reed Construction Data asserted a number of claims under various state and federal laws against the Company relating to alleged misappropriation and unfair competition by McGraw Hill Construction and seeking an unspecified amount of damages. In September of 2010, the Court granted the Company’s motion to dismiss some of the claims. In September of 2014, the Court granted summary judgment to the Company on all of Reed’s remaining claims with the exception of the unfair competition claim. In October of 2014, the parties submitted a joint stipulation to the Court agreeing to dismiss both Reed’s unfair competition claim and the Company’s counterclaims without prejudice to reinstatement in the event of a successful appeal of Reed’s dismissed claims.

12.	Recent Accounting Standards

In April of 2015, the Financial Accounting Standards Board ("FASB") issued new accounting guidance intended to simplify the presentation of debt issuance costs. The guidance requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with the presentation for debt discounts. This guidance is effective for reporting periods beginning after December 15, 2015 and must be applied on a retrospective basis with early adoption permitted. We do not expect the adoption of this guidance to have a significant impact on our consolidated financial statements.

In February of 2015, the FASB issued guidance that requires management to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. This guidance is effective for reporting periods beginning after December 15, 2015, however, early adoption is permitted. We do not expect the adoption of this guidance to have a significant impact on our consolidated financial statements.

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

In May of 2014, the FASB and the International Accounting Standards Board (“IASB”) issued jointly a converged standard on the recognition of revenue from contracts with customers which is intended to improve the financial reporting of revenue and comparability of the top line in financial statements globally. The core principle of the new standard is for the recognition of revenue to depict the transfer of goods or services to customers in amounts that reflect the payment to which the company expects to be entitled in exchange for those goods or services. The new standard will also result in enhanced revenue disclosures, provide guidance for transactions that were not previously addressed comprehensively and improve guidance for multiple-element arrangements. In July of 2015, the FASB voted to defer the effective date of the new revenue standard by one year. The new guidance will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted, but not before the original effective date of December 15, 2016. We are currently in the process of assessing the impact the adoption of this guidance will have on our consolidated financial statements.

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

On July 31, 2014, we completed the sale of the Company's aircraft to Harold W. McGraw III, then Chairman of the Company's Board of Directors and former President and CEO of the Company ("Mr. McGraw") for a purchase price of $20 million, which is modestly higher than the independent appraisal obtained.This transaction was approved by the Nominating and Corporate Governance Committee of the Company's Board of Directors after consultation with members of the Financial Policy Committee. During the second quarter of 2014, we recorded a non-cash impairment charge of $6 million within other (income) loss in our consolidated statement of income as a result of the pending sale.

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

In June of 2012, we entered into a new license agreement (the "License Agreement") with the holder of S&P Dow Jones Indices LLC noncontrolling interest, CME Group, which replaced the 2005 license agreement between S&P DJ Indices and CME Group. Under the terms of the License Agreement, S&P Dow Jones Indices LLC receives a share of the profits from the trading and clearing of CME Group's equity index products. During the three and six months ended June 30, 2015, S&P Dow Jones Indices LLC earned $14 million and $28 million, respectively, of revenue under the terms of the License Agreement. The entire amount of this revenue is included in our consolidated statement of income and the portion related to the 27% noncontrolling interest is removed in net income attributable to noncontrolling interests.

14.	Subsequent Events

On July 24, 2015, we entered into an agreement and plan of merger ("Merger Agreement") with SNL Financial LC (“SNL”) and New Mountain Partners III (AIV-C), L.P., representing the unit holders of SNL, to acquire by way of merger all of the issued and outstanding equity interests in SNL in exchange for $2.225 billion in cash, subject to working capital adjustments.  SNL is a global provider of news, data, and analytical tools to five sectors in the global economy:  financial services, real estate, energy, media & communications, and metals & mining.  SNL delivers information through its suite of web, mobile and direct data feed platforms that helps clients, including investment and commercial banks, investors, corporations, and regulators make decisions, improve efficiency, and manage risk.

Upon the completion of the transactions contemplated by the Merger Agreement, which are subject to certain regulatory approvals, each issued and outstanding unit of SNL will be converted into and represent the right to receive a portion of the cash purchase price, without interest, subject to certain working capital and closing adjustments. Pursuant to the terms of the Merger Agreement, a newly formed subsidiary of the Company will merge with SNL, with SNL continuing as a wholly owned subsidiary of the Company.

On July 24, 2015, in connection with the Merger Agreement, we entered into a commitment letter (the “Commitment Letter”) with Goldman Sachs Bank USA (the “Commitment Party”). The Commitment Letter provides that, on the terms and subject to the conditions set forth therein, the Commitment Party will lend up to $1 billion to the Company under an unsecured bridge facility, the proceeds of which may be used to pay for the acquisition of SNL and related transaction costs. The commitment is subject to various conditions, including (i) the accuracy of certain representations and warranties, (ii) the execution of satisfactory definitive documentation and (iii) other customary closing conditions for agreements of this type.

The Merger Agreement will be accounted for under the acquisition method of accounting for business combinations.  Because current shareholders of the Company will effectively own 100% issued and outstanding units of SNL, McGraw Hill Financial is considered to be the acquiring company for accounting purposes. The application of purchase accounting as of the closing date is expected to have a material effect to the Company’s results of operations for the periods after the acquisition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

The following Management's Discussion and Analysis (“MD&A”) provides a narrative of the results of operations and financial condition of McGraw Hill Financial, Inc. (together with its consolidated subsidiaries, "McGraw Hill Financial," the “Company,” “we,” “us” or “our”) for the three and six months ended June 30, 2015. The MD&A should be read in conjunction with the consolidated financial statements, accompanying notes and MD&A included in our Form 10-K for the year ended December 31, 2014 (our “Form 10-K”), which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The MD&A includes the following sections:

•	Overview

•	Results of Operations — Comparing the Three and Six Months Ended June 30, 2015 and 2014

•	Liquidity and Capital Resources

•	Reconciliation of Non-GAAP Financial Information

•	Critical Accounting Estimates

•	Recently Adopted Accounting Standards

•	Forward-Looking Statements

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

Key results for the periods ended June 30 are as follows:

(in millions, except per share amounts)	Three Months			Six Months
	2015	2014	% Change [1]	2015	2014	% Change [1]
Revenue	$1,342	$1,302	3%	$2,615	$2,498	5%
Operating profit	$582	$476	22%	$1,083	$896	21%
Operating margin %	43%	37%		41%	36%
Diluted earnings per share from continuing operations	$1.28	$1.04	23%	$2.38	$1.91	25%

[1]	% changes in the tables throughout the MD&A are calculated off of the actual number, not the rounded number presented.

S&P Ratings — Revenue decreased 1% and operating profit increased 17% for the quarter, and for the first six months revenue and operating profit increased 3% and 19%, respectively. Revenue in the quarter and first six months were unfavorably impacted by foreign exchange rates. Revenue declined slightly in the quarter as the increase in transaction revenue was more than offset by a decrease in non-transaction revenue. Non-transaction revenue decreased primarily due to the unfavorable impact of foreign exchange rates, lower entity credit ratings activity and decreased ratings evaluation services ("RES") activity. Transaction revenue increased in the quarter and first six months driven by an increase in corporate bond ratings revenue in the U.S. and increases in U.S. Public Finance issuance, partially offset by a decline in bank loan ratings revenue. Operating profit increased 17% for the quarter; excluding a 15 percentage point increase driven by insurance recoveries and decreases of 3 and 1 percentage points from restructuring and legal settlement charges, respectively, operating profit increased by 7%. Similarly, operating profit increased 19% for the first six months; excluding a 15 percentage point increase driven by insurance recoveries and decreases of 6 and 1 percentage points from legal settlement and restructuring charges, respectively, operating profit increased by 12%. The increases in operating profit were primarily driven by reduced legal fees and a decrease in compensation costs driven by lower incentive costs and cost containment resulting from 2014 restructuring actions, partially offset by increased costs related to the implementation of the Dodd-Frank Wall Street Reform of the Consumer Protection Act. The increase in revenue in the first six months of 2015 also favorably impacted operating profit.

S&P Capital IQ — Revenue and operating profit for the quarter increased 6% and 15%, respectively, and for the first six months increased 6% and 17%, respectively. The revenue increase was attributable to growth at the S&P Capital IQ Desktop, RatingsXpress® and RatingsDirect® driven by increases in average contract values for each product. Revenue increases were driven by improved customer retention rates and increased revenue from new and existing accounts. Operating profit increased 15% for the quarter; excluding a decrease of 22 percentage points from restructuring charges, operating profit increased 37%. Similarly, operating profit increased 17% for the first six months; excluding a decrease of 11 percentage points from restructuring charges, operating profit increased 28%. The increases in operating profit were primarily driven by revenue growth, decreased compensation costs and the favorable impact of foreign exchange rates, partially offset by increased outside consulting fees and higher technology costs.

S&P DJ Indices — Revenue and operating profit for the quarter increased 11% and 16%, respectively, and for the first six months increased 8% and 10%, respectively. Revenue increased primarily due to higher levels of assets under management for ETFs and mutual funds, higher exchange-traded derivative revenue, and higher data revenue. Additionally, the year-over-year revenue increase was unfavorably impacted by the refinement of our process for estimating revenue for certain products that favorably impacted the first six months of 2014 which caused a one-time revenue increase in the prior-year period. Operating profit increased compared to 2014 primarily due to the increases in revenue, partially offset by an increase in compensation costs and outside service fees.

C&C — Revenue and operating profit for the quarter increased 7% and 13%, respectively, and for the first six months increased 7% and 18%, respectively. The revenue increase was primarily driven by continued demand for Platts’ proprietary content as annualized contract values increased and increased revenue in the automotive sector at J.D. Power. Operating profit increased 13% for the quarter; excluding a decrease of 2 percentage points from restructuring charges, operating profit increased 15%. Similarly, operating profit increased 18% for the first six months; excluding a decrease of 1 percentage point from restructuring charges, operating profit increased 19%. Operating profit increased primarily due to the increases in revenue, cost containment at Platts and the favorable impact of foreign exchange rates, partially offset by increased compensation and operating costs to support business growth at J.D. Power.

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

RESULTS OF OPERATIONS — COMPARING THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

Consolidated Review

(in millions)	Three Months			Six Months
	2015	2014	% Change	2015	2014	% Change

Revenue	$1,342	$1,302	3%	$2,615	$2,498	5%
Total Expenses:
Operating-related expenses	406	407	—%	812	803	1%
Selling and general expenses	332	376	(12)%	665	724	(8)%
Depreciation and amortization	33	34	(2)%	66	66	—%
Total expenses	771	817	(5)%	1,543	1,593	(3)%
Other loss	(11)	9	N/M	(11)	9	N/M
Operating profit	582	476	22%	1,083	896	21%
Interest expense, net	16	14	16%	32	28	15%
Provision for taxes on income	185	152	21%	340	290	17%
Income from continuing operations	381	310	23%	711	578	23%
Discontinued operations, net	—	6	N/M	—	12	N/M
Less: net income from continuing operations attributable to noncontrolling interests	(28)	(24)	18%	(55)	(50)	8%
Net income attributable to McGraw Hill Financial, Inc.	$353	$292	21%	$656	$540	21%
N/M - not meaningful

Revenue

The following table provides consolidated revenue information for the periods ended June 30:

(in millions)	Three Months			Six Months
	2015	2014	% Change	2015	2014	% Change
Subscription / Non-transaction revenue	$783	$764	3%	$1,543	$1,504	3%
Non-subscription / Transaction revenue	$559	$538	4%	$1,072	$994	8%

Domestic revenue	$810	$751	8%	$1,575	$1,446	9%
International revenue	$532	$551	(4)%	$1,040	$1,052	(1)%

Three Months

Subscription / non-transaction revenue increased 3% primarily from growth at S&P Capital IQ due to an increase in the average contract values driven by new customer relationships and increases in existing accounts as well as continued demand for Platts’ proprietary content. Non-subscription / transaction revenue increased 4% primarily due to higher assets under management for ETFs and mutual funds at S&P DJ Indices, partially offset by a decline at S&P Ratings due to a decrease in bank loan ratings revenue. See “Segment Review” below for further information.

The unfavorable impact of foreign exchange rates reduced revenue by 3 percentage points. This impact refers to constant currency comparisons estimated by recalculating current year results of foreign operations using the average exchange rate from the prior year. The unfavorable impact of foreign exchange rates on revenue primarily related to S&P Ratings and was driven by the weakening of the Euro to the U.S. dollar.

Six Months

Subscription / non-transaction revenue increased 3% primarily from growth at S&P Capital IQ due to an increase in the average contract values driven by new customer relationships and increases in existing accounts as well as continued demand for Platts’ proprietary content. Non-subscription / transaction revenue increased 8% primarily due to growth at S&P Ratings due to increases in corporate bond ratings revenue and U.S. public finance revenues, partially offset by a decline in the bank loan ratings revenue and growth at S&P DJ Indices due to higher assets under management for ETFs and mutual funds. See “Segment Review” below for further information.

The unfavorable impact of foreign exchange rates reduced revenue by 2 percentage points.

Total Expenses

The following tables provide an analysis by segment of our operating-related expenses and selling and general expenses for the periods ended June 30:

Three Months

(in millions)	2015		2014		% Change
	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses
S&P Ratings	$184	$102	$194	$152	(5)%	(33)%
S&P Capital IQ	144	105	139	101	4%	4%
S&P DJ Indices	26	24	23	26	16%	(6)%
C&C	74	66	71	65	5%	1%
Intersegment eliminations	(22)	—	(21)	—	(5)%	N/M
Total segments	406	297	406	344	—%	(14)%
Unallocated expense	—	35	1	32	N/M	8%
Total	$406	$332	$407	$376	—%	(12)%
N/M - not meaningful

Operating-Related Expenses

Operating-related expenses remained relatively flat as decreases at S&P Ratings of 5% were primarily offset by increases at S&P Capital IQ of 4% and S&P DJ Indices of 16%. The decrease at S&P Ratings was primarily driven by our compensation cost containment efforts resulting from 2014 restructuring actions. S&P Capital IQ increased primarily as a result of higher data processing costs and S&P DJ Indices increased primarily due to increased compensation costs related to additional headcount.

Intersegment eliminations primarily relate to a royalty charged to S&P Capital IQ for the rights to use and distribute content and data developed by S&P Ratings.

Selling and General Expenses

Selling and general expenses decreased 12%. Excluding a benefit related to legal insurance recoveries of 12 percentage points, an increase of 6 percentage points related to restructuring charges recorded in the second quarter of 2015 and an increase of 1 percentage point related to legal settlement charges, selling and general expenses decreased 7%. The decrease was due to decreased compensation costs driven by lower incentive costs, partially offset by increased costs related to the implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Depreciation and Amortization

Depreciation and amortization decreased slightly as compared to the second quarter of 2014 due to lower intangible asset amortization in 2015.

Six Months

(in millions)	2015		2014		% Change
	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses
S&P Ratings	$368	$223	$388	$276	(5)%	(19)%
S&P Capital IQ	288	209	275	201	5%	4%
S&P DJ Indices	52	44	45	47	17%	(6)%
C&C	148	125	138	136	8%	(7)%
Intersegment eliminations	(43)	—	(43)	—	1%	N/M
Total segments	813	600	803	660	1%	(9)%
Unallocated expense	(1)	65	—	64	N/M	2%
Total	$812	$665	$803	$724	1%	(8)%
N/M - not meaningful

Operating-Related Expenses

Operating-related expenses increased 1%. S&P Capital IQ increased primarily as a result of higher data processing costs. Increases of 8% at C&C primarily related to higher costs of sales resulting from an increase in business. Increases at S&P DJ Indices of 17% were primarily due to increased compensation costs related to additional headcount. Partially offsetting these increases were declines at S&P Ratings of 5% primarily driven by our compensation cost containment efforts resulting from 2014 restructuring actions.

Intersegment eliminations primarily relate to a royalty charged to S&P Capital IQ for the rights to use and distribute content and data developed by S&P Ratings.

Selling and General Expenses

Selling and general expenses decreased 8%. Excluding a benefit related to legal insurance recoveries of 11 percentage points, an increase of 3 percentage points related to restructuring charges recorded in the second quarter of 2015 and an increase of 5 percentage points related to legal settlement charges, selling and general expenses decreased 5%. The decrease was due to decreased compensation costs driven by lower incentive costs, partially offset by increased costs related to the implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Depreciation and Amortization

Depreciation and amortization remained relatively flat as compared to the first six months of 2014.

Other (Income) Loss
During the three months ended June 30, 2015, we completed the sale of our interest in a legacy McGraw Hill Construction investment that resulted in a gain of $11 million.
During the three months ended June 30, 2014, we completed the following transactions that resulted in a pre-tax loss of $9 million:

•
On July 31, 2014, we completed the sale of the Company's aircraft to Harold W. McGraw III, then Chairman of the Company's Board of Directors and former President and CEO of the Company for a purchase price of $20 million. During the second quarter of 2014, we recorded a non-cash impairment charge of $6 million within other (income) loss in our consolidated statement of income as a result of the pending sale. See Note 13 — Related Party Transactions for further information.

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
The tables below reconcile segment operating profit to total operating profit for the periods ended June 30:

Three Months

(in millions)	2015	2014	% Change
S&P Ratings	$361	$308	17%
S&P Capital IQ	63	54	15%
S&P DJ Indices	96	82	16%
C&C	87	77	13%
Total segment operating profit	607	521	16%
Unallocated expense	(25)	(45)	(45)%
Total operating profit	$582	$476	22%

Segment Operating Profit — Increased 16% in the quarter as compared to the second quarter of 2014. Excluding a benefit related to legal insurance recoveries of 9 percentage points, partially offset by a decrease of 4 percentage points related to restructuring charges recorded in the second quarter of 2015 and 1 percentage point related to legal settlement charges, segment operating profit increased by 13%. Excluding the impact of the insurance recoveries, restructuring charges and legal settlement charges, segment operating margins were 44% and 40% for the second quarter of 2015 and 2014, respectively. Revenue growth at S&P Capital IQ, C&C and S&P DJ Indices and cost containment efforts at S&P Ratings during the quarter were the primary drivers for the increase. See “Segment Review” below for further information.

Unallocated Expense — These expenses, included in selling and general expenses, mainly include costs for corporate center functions, select initiatives, unoccupied office space and corporate overhead costs allocable to discontinued operations. Excluding the impact of the gain related to the sale of our interest in a legacy McGraw Hill Construction investment as discussed above and restructuring charges, unallocated expense decreased by $10 million or 22% as compared to the second quarter of 2014. This decrease was primarily driven by the impact of a $9 million loss recorded in the second quarter of 2014 as discussed above. See "Other (Income) Loss" above for further discussion.

The impact of foreign exchange rates had an unfavorable impact on operating profit of less than 1 percentage point. This impact refers to constant currency comparisons and the remeasurement of monetary assets and liabilities. Constant currency impacts are estimated by re-calculating current year results of foreign operations using the average exchange rate from the prior year. Remeasurement impacts are based on the variance between current-year and prior-year foreign exchange rate fluctuations on assets and liabilities denominated in currencies other than the individual businesses functional currency.

Six Months

(in millions)	2015	2014	% Change
S&P Ratings	$652	$548	19%
S&P Capital IQ	125	107	17%
S&P DJ Indices	191	174	10%
C&C	173	146	18%
Total segment operating profit	1,141	975	17%
Unallocated expense	(58)	(79)	(27)%
Total operating profit	$1,083	$896	21%

Segment Operating Profit — Increased 17% in the first six months of 2015 as compared to the first six months of 2014. Excluding a benefit related to legal insurance recoveries of 8 percentage points, partially offset by a decrease of 2 percentage points related to restructuring charges recorded in the second quarter of 2015 and 3 percentage points related to legal settlement charges, segment operating profit increased by 14%. Excluding the impact of the insurance recoveries, restructuring charges and legal settlement charges, segment operating margins were 43% and 39% for the first six months of 2015 and 2014, respectively. Revenue growth at S&P Ratings, S&P Capital IQ, C&C and S&P DJ Indices during the first six months of 2015 was the primary driver for the increase. See “Segment Review” below for further information.

Unallocated Expense — These expenses, included in selling and general expenses, mainly include costs for corporate center functions, select initiatives, unoccupied office space and corporate overhead costs allocable to discontinued operations. Excluding the impact of the gain related to the sale of our interest in a legacy McGraw Hill Construction investment as discussed above, unallocated expense decreased by $11 million or 14% as compared to the first six months of 2014. This decrease was primarily driven by the impact of a $9 million loss recorded in the second quarter of 2014 as discussed above. See "Other (Income) Loss" above for further discussion.

The impact of foreign exchange rates had a favorable impact on operating profit of less than 1 percentage point.

Interest Expense, net

Net interest expense increased 16% and 15% as compared to the second quarter and first six months of 2014, respectively, primarily as a result of higher interest expense for taxes and higher interest expense related to the $700 million of 4.0% senior notes issued in the second quarter of 2015.

Provision for Income Taxes

The effective income tax rate for continuing operations was 32.6% and 32.4% for the three and six months ended June 30, 2015, respectively, and 32.9% and 33.4% for the three and six months ended June 30, 2014, respectively. The decrease in the effective income tax rate was primarily the result of an increase in income in lower tax jurisdictions during the six months ended June 30, 2015 and a non-recurring benefit recorded during the three months ended March 31, 2015.

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

The following table provides revenue and segment operating profit information for the periods ended June 30:

(in millions)	Three Months			Six Months
	2015	2014	% Change	2015	2014	% Change
Revenue:
Transaction	$329	$327	1%	$619	$572	8%
Non-transaction	329	337	(2)%	645	661	(2)%
Total revenue	$658	$664	(1)%	$1,264	$1,233	3%
% of total revenue:
Transaction	50%	49%		49%	46%
Non-transaction	50%	51%		51%	54%

Domestic revenue	$386	$356	9%	$738	$661	12%
International revenue	$272	$308	(12)%	$526	$572	(8)%

Operating profit	$361	$308	17%	$652	$548	19%
Operating margin %	55%	46%		52%	44%

Three Months

Revenue decreased 1%, reflecting the unfavorable impact of foreign exchange rates which reduced revenue by 4 percentage points and a slight decline in bank loan ratings revenue. These decreases were partially offset by an increase in transaction revenue due to growth in U.S. issuance offset by issuance declines internationally. U.S. revenue growth was primarily the result of increases in corporate bond rating issuance and public finance issuance. Non-transaction revenue decreased primarily due to the unfavorable impact of foreign exchange rates, as well as lower entity credit ratings activity and decreased RES activity, partially offset by an increase in annual fees.

Operating profit increased 17%. Excluding a benefit related to legal insurance recoveries that favorably impacted operating profit by 15 percentage points, partially offset by the impact of restructuring charges recorded in the second quarter of 2015 of 3 percentage points and legal settlement charges of approximately 1 percentage point, operating profit increased 7%. This increase was driven by reduced legal fees following the resolution of a number of significant legal matters, and decreased compensation costs primarily driven by lower incentive costs and cost containment resulting from 2014 restructuring actions, partially offset by increased costs related to the implementation of the Dodd-Frank Wall Street Reform of the Consumer Protection Act and the unfavorable impact of foreign exchange rates of 4 percentage points.

Six Months

Revenue increased 3% driven by growth in corporate bond ratings revenue in the U.S. and increases in U.S. Public Finance issuance, partially offset by the unfavorable impact of foreign exchange rates which reduced revenue by 4 percentage points and a decline in bank loan ratings revenue. Non-transaction revenue decreased primarily due to the unfavorable impact of foreign exchange rates, as well as lower entity credit ratings activity and decreased RES activity, partially offset by an increase in annual fees. Additionally, year-over-year revenue growth was unfavorably impacted by reductions to our estimated required sales allowances resulting from improved billing and collection trends that favorably impacted the first six months of 2014 which caused a one-time revenue increase in the prior-year period.

Operating profit increased 19%. Excluding a benefit related to legal insurance recoveries that favorably impacted operating profit by 15 percentage points, partially offset by the impact of restructuring charges recorded in the second quarter of 2015 of 1 percentage point and legal settlement charges of 6 percentage points, operating profit increased 12%. This increase was driven by the increase in revenue, reduced legal fees following the resolution of a number of significant legal matters, and decreased compensation costs primarily driven by lower incentive costs and cost containment resulting from 2014 restructuring actions, partially offset by increased costs related to the implementation of the Dodd-Frank Wall Street Reform of the Consumer Protection Act and the unfavorable impact of foreign exchange rates of 2 percentage points.

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

	Second Quarter Compared to Prior Year		Year-to-Date Compared to Prior Year
Corporate Issuance	U.S.	Europe	U.S.	Europe
High-yield issuance	(9)%	(54)%	12%	(34)%
Investment-grade	30%	(33)%	31%	(23)%
Total new issue dollars — corporate issuance	20%	(38)%	27%	(25)%

•
Corporate issuance in the U.S. was up in the quarter and first six months of 2015 driven by a strong double-digit increase in investment-grade debt issuance. The trend of high par value deals, but lower volumes continued this quarter. Strong Mergers & Acquisitions ("M&A") activity was a major driver of large financing transactions that resulted in increased issuance.

•
Corporate issuance in Europe decreased in the quarter and first six months of 2015 as a result of economic and political uncertainty in the European markets compared to improving economic conditions in the comparable prior year periods.

	Second Quarter Compared to Prior Year		Year-to-Date Compared to Prior Year
Structured Finance	U.S.	Europe	U.S.	Europe
Asset-backed securities (“ABS”)	(2)%	(17)%	7%	3%
Structured Credit	(18)%	(15)%	(6)%	19%
Commercial mortgage-backed securities (“CMBS”)	53%	*	44%	**
Residential mortgage-backed securities (“RMBS”)	0%	42%	29%	90%
Covered bonds	***	(22)%	***	(9)%
Total new issue dollars — structured finance	0%	(7)%	11%	8%

*	Represents no activity in 2014.

**	Represents low issuance levels in 2015 and 2014.

***	Represents no activity in 2015 and 2014.

•
ABS issuance in the U.S. was down for the quarter driven by a decline in credit card activity as banks continued to use deposit funding rather than securitization for alternate funding. ABS issuance in Europe was down for the quarter as a result of a lower volume of Turkish deals that did not recur this year.

•
Issuance was down in the U.S. and EMEA Structured Credit market during the quarter driven by lower availability of leveraged loans. European Structured Credit issuance was up year-to-date but the growth was off of a low base.

•	CMBS issuance in the U.S. was up in both the quarter and year-to-date periods driven by favorable market conditions and investor demand.

•
RMBS volume in the U.S. was flat in the quarter and up year-to-date reflecting increases in the first quarter of 2015 driven by a mix of deal types. The increase in the European RMBS volume was predominately driven by the UK which benefitted from the conclusion of the Funding for Lending Scheme ("FLS") program.

•
Covered bond issuance (which are debt securities backed by mortgages or other high-quality assets that remain on the issuer's balance sheet) in Europe was down in both the quarter and year-to-date periods partially driven by economic uncertainty in the European markets.

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

The following table provides revenue and segment operating profit information for the periods ended June 30:

(in millions)	Three Months			Six Months
	2015	2014	% Change	2015	2014	% Change
Revenue:
Subscription revenue	$292	$278	5%	$578	$549	5%
Non-subscription revenue	32	29	10%	66	59	12%
Total revenue	$324	$307	6%	$644	$608	6%

Domestic revenue	$212	$201	6%	$424	$400	6%
International revenue	$112	$106	5%	$220	$208	6%

Operating profit	$63	$54	15%	$125	$107	17%
Operating margin %	19%	18%		19%	18%

Three Months

Revenue increased 6% primarily due to growth from the S&P Capital IQ Desktop, RatingsXpress® and RatingsDirect®, driven by increases in average contract values for each product from the comparable prior year period. Revenue increases were driven by both improved customer retention rates and increased revenue from new and existing customers. These increases were partially offset by declines in the equity research business, the unfavorable impact of foreign exchange rates which reduced revenue by less than 1 percentage point and the unfavorable impact related to the closure of a non-core business. The number of users on the S&P Capital IQ Desktop and the number of customers at RatingsXpress® continued to grow in the quarter. Both domestic and international revenue increased, and international revenue represented 35% of S&P Capital IQ's total revenue. International revenue growth in the quarter was primarily driven by sales growth of the S&P Capital IQ Desktop, RatingsDirect® and RatingsXpress® in Europe and Asia.

Operating profit increased 15%. Excluding the impact of restructuring charges recorded in the second quarter of 2015 of 22 percentage points, operating profit increased 37%. This increase is due to revenue growth, decreased compensation costs driven by lower incentive costs and the favorable impact of foreign exchange rates of 13 percentage points, partially offset by increased outside consulting fees related to certain initiatives and projects and higher technology costs.

Six Months

Revenue increased 6% primarily due to growth from the S&P Capital IQ Desktop, RatingsXpress® and RatingsDirect®, driven by increases in average contract values for each product from the comparable prior year period. Revenue increases were driven by both improved customer retention rates and increased revenue from new and existing customers. These increases were partially offset by declines in the equity research business, the unfavorable impact of foreign exchange rates which reduced revenue by less than 1 percentage point and the unfavorable impact related to the closure of a non-core business.

Operating profit increased 17%. Excluding the impact of restructuring charges recorded in the second quarter of 2015 of 11 percentage points, operating profit increased 28%. This increase is due to revenue growth, decreased compensation costs driven by lower incentive costs and the favorable impact of foreign exchange rates of 8 percentage points, partially offset by increased outside consulting fees related to certain initiatives and projects and higher technology costs.

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
S&P DJ Indices generates subscription revenue but primarily derives revenue from non-subscription products based on the S&P and Dow Jones Indices. Specifically, S&P DJ Indices generates revenue from the following sources:

•	Investment vehicles — such as ETFs, which are based on the S&P Dow Jones Indices' benchmarks and generate revenue through fees based on assets and underlying funds;

•	Exchange listed derivatives — which generate royalties based on trading volumes of derivatives contracts listed on various exchanges;

•	Index-related licensing fees — which are either fixed or variable annual and per-issue fees for over-the-counter derivatives and retail-structured products; and

•	Data and customized index subscription fees — which support index fund management, portfolio analytics and research.

The following table provides revenue and segment operating profit information for the periods ended June 30:

(in millions)	Three Months			Six Months
	2015	2014	% Change	2015	2014	% Change
Revenue:
Non-subscription revenue	$118	$105	13%	$232	$215	7%
Subscription revenue	30	28	7%	59	54	10%
Total revenue	$148	$133	11%	$291	$269	8%

Domestic revenue	$121	$105	15%	$235	$213	10%
International revenue	$27	$28	(1)%	$56	$56	(1)%

Operating profit	$96	$82	16%	$191	$174	10%
Less: net operating profit attributable to noncontrolling interests	25	22		50	46
Net operating profit	$71	$60	16%	$141	$128	10%
Operating margin %	65%	62%		66%	65%
Net operating margin %	48%	45%		48%	48%

Three Months

Revenue at S&P DJ Indices increased 11%, primarily driven by higher average levels of assets under management ("AUM") for ETFs and mutual funds, an increase in exchange-traded derivative revenue, and higher data revenue as annualized contract values increased. Over-the-counter derivative revenue in the second quarter of 2015 was unfavorably impacted by the expiration of a licensing arrangement for commodities indices in June of 2014. Sixty four new indices and twenty nine new ETFs were launched during the second quarter of 2015. AUM for ETFs rose 10% to $792 billion in the second quarter of 2015 from $719 billion in the second quarter of 2014. However, AUM for the second quarter of 2015 were lower than the amount in the first quarter of 2015 of $810 billion and the record amount of $832 billion set in the fourth quarter of 2014, primarily due to the flow of investment funds to the developed international equity markets. The unfavorable impact of foreign exchange rates reduced revenue by 1 percentage point.

Operating profit grew 16% primarily due to the increase in revenue, partially offset by an increase in compensation costs primarily related to additional headcount and increased outside service fees. The favorable impact of foreign exchange rates increased operating profit by less than 1 percentage point.

Six Months

Revenue at S&P DJ Indices increased 8%, primarily driven by higher AUM for ETFs and mutual funds, an increase in exchange-traded derivative revenue, and higher data revenue as annualized contract values increased. Over-the-counter derivative revenue in the first six months of 2015 was unfavorably impacted by the expiration of a licensing arrangement for commodities indices in June of 2014. Additionally, the year-over-year revenue increase was unfavorably impacted by the refinement of our process for estimating revenue for certain products that favorably impacted the first six months of 2014 which caused a one-time revenue increase in the prior-year period. The unfavorable impact of foreign exchange rates reduced revenue by less than 1 percentage point.

Operating profit grew 10% primarily due to the increase in revenue, partially offset by an increase in compensation costs primarily related to additional headcount and increased outside service fees. Operating margins for the first six months of 2015 were relatively flat as compared to prior-year period because the one-time revenue increase referred to above had a dollar-for-dollar positive impact to S&P DJ Indices operating profit in the first six months of 2014. The favorable impact of foreign exchange rates increased operating profit by less than 1 percentage point.

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

The following table provides revenue and segment operating profit information for the periods ended June 30:

(in millions)	Three Months			Six Months
	2015	2014	% Change	2015	2014	% Change
Total revenue	$234	$219	7%	$459	$431	7%

Subscription revenue	$154	$142	9%	$304	$283	8%
Non-subscription revenue	$80	$77	3%	$155	$148	5%

Domestic revenue	$102	$100	2%	$200	$195	3%
International revenue	$132	$119	10%	$259	$236	10%

Operating profit	$87	$77	13%	$173	$146	18%
Operating margin %	37%	35%		38%	34%

Three Months

Revenue grew 7% primarily due to continued demand for Platts’ proprietary content. This growth was mainly driven by strength in Platts’ market data and price assessment products across all commodity sectors, led by petroleum. Additionally, the continued licensing of our proprietary market price data and assessments to various commodity exchanges contributed to revenue growth. While petroleum is still the biggest driver, the revenue mix continues to become more diversified as other sectors showed positive annualized contract value growth including coal, natural gas, petrochemicals, metals and agriculture. Platts revenue in the second quarter of 2015 was also favorably impacted by the acquisition of Eclipse Energy Group AS and its operating subsidiaries (“Eclipse”) in July of 2014. Revenue at J.D. Power increased slightly compared to the second quarter of 2014. The unfavorable impact of foreign exchange rates reduced revenue by less that 1 percentage point.

Operating profit increased 13%. Excluding the impact of restructuring charges recorded in the second quarter of 2015 of 2 percentage points, operating profit increased 15%. This increase is due to revenue growth, a decrease in operating costs at Platts and the favorable impact of foreign exchange rates of 3 percentage points. These increases were partially offset by higher compensation costs related to additional headcount and increased operating costs to support business growth at J.D. Power.

Six Months

Revenue grew 7% primarily due to continued demand for Platts' proprietary content. Additionally, growth at J.D. Power also contributed to the revenue increase. Increases at J.D. Power were driven by the demand for auto consulting engagements in the U.S. and Singapore and growth in the U.S. Power Information Network® ("PIN") business. The unfavorable impact of foreign exchange rates reduced revenue by less than 1 percentage point.

Operating profit increased 18%. Excluding the impact of restructuring charges recorded in the second quarter of 2015 of 1 percentage point, operating profit increased 19%. This increase is due to revenue growth, cost containment at Platts and the favorable impact of foreign exchange rates of 4 percentage points. These increases were partially offset by higher compensation costs related to additional headcount and increased operating costs to support business growth at J.D. Power.

For a further discussion of the legal and regulatory environment see Note 11 – Commitments and Contingencies to the consolidated financial statements of this Form 10-Q.

LIQUIDITY AND CAPITAL RESOURCES

We continue to maintain a strong financial position. Our primary source of funds for operations is cash from our businesses and our core businesses have been strong cash generators. Cash on hand, cash flows from operations, availability under our existing credit facility and our committed bridge loan financing with respect to the acquisition of SNL Financial LC ("SNL") are expected to be sufficient to meet any additional operating and recurring cash needs into the foreseeable future. We use our cash for a variety of needs, including among others: ongoing investments in our businesses, strategic acquisitions, share repurchases, dividends, repayment of debt, capital expenditures and investment in our infrastructure.

Cash Flow Overview

Cash and equivalents were $1,720 million as of June 30, 2015, a decrease of $777 million from December 31, 2014, and consisted of approximately 30% of domestic cash and 70% of cash held abroad. Typically, cash held outside the U.S. is anticipated to be utilized to fund international operations or to be reinvested outside of the U.S., as a significant portion of our opportunities for growth in the coming years is expected to be abroad. In the event funds from international operations are needed to fund operations in the U.S., we would be required to accrue for and pay taxes in the U.S. to repatriate these funds.

The following table provides cash flow information for the six months ended June 30:

(in millions)	2015	2014	% Change
Net cash (used for) provided by:
Operating activities from continuing operations	$(897)	$446	N/M
Investing activities from continuing operations	$(37)	$(52)	(29)%
Financing activities from continuing operations	$293	$(352)	N/M
N/M - not meaningful

In the first six months of 2015, free cash flow decreased to $(988) million compared to $379 million in the first six months of 2014. The decrease is primarily due to the decrease in cash (used for) provided by operating activities as discussed below. Free cash flow is a non-GAAP financial measure and reflects our cash flow (used for) provided by operating activities less capital expenditures and dividends and other payments paid to noncontrolling interests. Capital expenditures include purchases of property and equipment and additions to technology projects. See “Reconciliation of Non-GAAP Financial Information” below for a reconciliation of cash flow provided by operating activities, the most directly comparable U.S. GAAP financial measure, to free cash flow and free cash flow excluding certain items.

Operating activities

Cash used by operating activities was $897 million for the first six months of 2015 compared to cash provided by operating activities of $446 million for the first six months of 2014. The decrease is mainly due to the payment of legal and regulatory settlements in 2015.

Investing activities

Our cash outflows from investing activities are primarily for acquisitions and capital expenditures, while cash inflows are primarily proceeds from dispositions.

Cash used for investing activities decreased $15 million to $37 million for the first six months of 2015, primarily due to a lower amount of cash paid for acquisitions and higher proceeds from dispositions related to the sale of our interest in a legacy McGraw Hill Construction investment in 2015. Refer to Note 2 — Acquisitions and Divestitures to our unaudited consolidated financial statements for further information.

Financing activities

Our cash outflows from financing activities consist primarily of share repurchases, dividends to shareholders and repayments of short-term and long-term debt, while cash inflows are primarily attributable to the borrowing of short-term and long-term debt and proceeds from the exercise of stock options.

Cash provided by financing activities was $293 million in the first six months of 2015 as compared to cash used for financing activities of $352 million in the first six months of 2014. This increase is primarily attributable to the issuance of $700 million 4.0% senior notes and a decrease in cash used for the repurchase of treasury shares during the first six months of 2015.

On May 26, 2015, we issued $700 million of 4.0% senior notes due in 2025 and used a portion of the net proceeds for the repayment of short-term debt, including commercial paper. The 4.0% senior notes will mature on June 15, 2025 and are fully and unconditionally guaranteed by our wholly-owned subsidiary, Standard & Poor's Financial Services LLC.

During the first six months of 2015, we used cash to repurchase 2.6 million shares for $274 million at an average price paid per share of $104.62, excluding commissions. During the first six months of 2014, we used cash to repurchase 4.6 million shares for

$362 million at an average price paid per share of $79.02, excluding commissions. Refer to Note 7 — Equity to our unaudited consolidated financial statements for further information.

Discontinued Operations

Cash used for operating activities from discontinued operations of $129 million in the first six months of 2015 relates to the tax payment on the gain on sale of McGraw Hill Construction which was sold in the fourth quarter of 2014.

Additional Financing

On June 30, 2015, we entered into a revolving $1.2 billion five-year credit agreement (our “credit facility”) that will terminate on June 30, 2020. This credit facility replaced our $1.0 billion four-year credit facility that was scheduled to terminate on June 19, 2017. The previous credit facility was canceled immediately after the new credit facility became effective. There were no outstanding borrowings under the previous credit facility when it was replaced.

We have the ability to borrow $1.2 billion under our credit facility, which supports our $1.0 billion commercial paper program. We are in the process of increasing the commercial paper program to $1.2 billion. As of June 30, 2015 and December 31, 2014, we had no commercial paper outstanding or borrowings outstanding under our credit facility. In connection with the payment of legal and regulatory settlements recorded in 2014 and paid largely in 2015, we utilized our commercial paper program and borrowed from our credit facility during the six months ended June 30, 2015.

We pay a commitment fee of 10 to 20 basis points for our credit facility, depending on our indebtedness to cash flow ratio, whether or not amounts have been borrowed and currently pay a commitment fee of 20 basis points. The interest rate on borrowings under our credit facility is, at our option, calculated using rates that are primarily based on either the prevailing London Inter-Bank Offer Rate, the prime rate determined by the administrative agent or the Federal Funds Rate. For certain borrowings under this credit facility, there is also a spread based on our indebtedness to cash flow ratio added to the applicable rate.

Our credit facility contains certain covenants. The only financial covenant requires that our indebtedness to cash flow ratio, as defined in our credit facility, is not greater than 4 to 1, and this covenant level has never been exceeded.

On July 24, 2015, in connection with the acquisition of SNL, we entered into a commitment letter (the “Commitment Letter”) with Goldman Sachs Bank USA (the “Commitment Party”). The Commitment Letter provides that, on the terms and subject to the conditions set forth therein, the Commitment Party will lend up to $1 billion to the Company under an unsecured bridge facility, the proceeds of which may be used to pay for the acquisition of SNL and related transaction costs. The commitment is subject to various conditions, including (i) the accuracy of certain representations and warranties, (ii) the execution of satisfactory definitive documentation and (iii) other customary closing conditions for agreements of this type.

On January 22, 2015, Fitch Ratings revised its ratings outlook from negative to stable and affirmed our BBB+ long-term debt rating and F2 short-term/commercial paper rating.

Dividends

On February 12, 2015, the Board of Directors approved an increase in the quarterly common stock dividend from $0.30 per share to $0.33 per share.

RECONCILIATION OF NON-GAAP FINANCIAL INFORMATION

Free cash flow is a non-GAAP financial measure and reflects our cash flow provided by operating activities less capital expenditures and dividends and other payments paid to noncontrolling interests. Capital expenditures include purchases of property and equipment and additions to technology projects. Our cash flow provided by operating activities is the most directly comparable U.S. GAAP financial measure to free cash flow. Additionally, we have considered certain items in evaluating free cash flow, which are included in the table below.

We believe the presentation of free cash flow and free cash flow excluding certain items allows our investors to evaluate the cash generated from our underlying operations in a manner similar to the method used by management. We use free cash flow to conduct and evaluate our business because we believe it typically presents a more conservative measure of cash flows since capital expenditures and dividends and other payments paid to noncontrolling interests are considered a necessary component of ongoing operations. Free cash flow is useful for management and investors because it allows management and investors to evaluate the cash available to us to service debt, make strategic acquisitions and investments, repurchase stock and fund ongoing operational and working capital needs.

The presentation of free cash flow and free cash flow excluding certain items are not intended to be considered in isolation or as a substitute for the financial information prepared and presented in accordance with U.S. GAAP. Free cash flow, as we calculate it, may not be comparable to similarly titled measures employed by other companies. The following table presents a reconciliation of our cash flow provided by operating activities to free cash flow excluding the impact of the item below for the six months ended June 30:

(in millions)	2015	2014
Cash (used for) provided by operating activities from continuing operations	$(897)	$446
Capital expenditures	(42)	(37)
Dividends and other payments paid to noncontrolling interests	(49)	(30)
Free cash flow	(988)	379
Payment of legal and regulatory settlements	1,609	—
Free cash flow excluding above item	$621	$379

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

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements,” as defined in the Private Securities Litigation Reform Act of 1995. These statements, which express management’s current views concerning future events, trends, contingencies or results, appear at various places in this report and use words like “anticipate,” “assume,” “believe,” “continue,” “estimate,” “expect,” “forecast,” “future,” “intend,” “plan,” “potential,” “predict,” “project,” “strategy,” “target” and similar terms, and future or conditional tense verbs like “could,” “may,” “might,” “should,” “will” and “would.” For example, management may use forward-looking statements when addressing topics such as: the outcome of contingencies; future actions by regulators; changes in the Company’s business strategies and methods of generating revenue; the development and performance of the Company’s services and products; the expected impact of acquisitions and dispositions; the Company’s effective tax rates; and the Company’s cost structure, dividend policy, cash flows or liquidity.
Forward-looking statements are subject to inherent risks and uncertainties. Factors that could cause actual results to differ materially from those expressed or implied in forward-looking statements include, among other things:

•
the impact of the acquisition of SNL Financial, including the impact on the Company’s results of operations; any failure to successfully integrate SNL Financial into the Company’s operations and generate anticipated synergies and other cost savings; any failure to attract and retain key employees to execute SNL Financial’s growth strategy; and any failure to realize the intended tax benefits of the acquisition;

•
the Company’s ability to obtain the requisite regulatory approvals and to satisfy the other conditions to complete the SNL Financial acquisition; the Company’s ability to obtain sufficient debt to finance the acquisition on favorable terms; the risk of litigation, competitive responses, or unexpected costs, charges or expenses resulting from or relating to the acquisition; and any disruption to the business of the Company or SNL Financial due to the announcement or completion of the acquisition or any transaction-related uncertainty;

•
the rapidly evolving regulatory environment, in the United States and abroad, affecting Standard & Poor’s Ratings Services, Platts, S&P Dow Jones Indices, S&P Capital IQ, SNL Financial and the Company’s other businesses, including new and amended regulations and the Company’s compliance therewith;

•	the outcome of litigation, government and regulatory proceedings, investigations and inquiries;

•	worldwide economic, financial, political and regulatory conditions;

•	the health of debt and equity markets, including credit quality and spreads, the level of liquidity and future debt issuances;

•	the level of interest rates and the strength of the credit and capital markets in the United States and abroad;

•	the demand and market for credit ratings in and across the sectors and geographies where the Company operates;

•	concerns in the marketplace affecting the Company’s credibility or otherwise affecting market perceptions of the integrity or utility of independent credit ratings;

•
the Company’s ability to maintain adequate physical, technical and administrative safeguards to protect the security of confidential information and data, and the potential of a system or network disruption that results in regulatory penalties, remedial costs or improper disclosure of confidential information or data;

•	the effect of competitive products and pricing;

•	consolidation in the Company’s end-customer markets;

•	the impact of cost-cutting pressures across the financial services industry;

•	a decline in the demand for credit risk management tools by financial institutions;

•	the level of success of new product developments and global expansion;

•	the level of merger and acquisition activity in the United States and abroad;

•	the volatility of the energy marketplace;

•	the health of the commodities markets;

•	the impact of cost-cutting pressures and reduced trading in oil and other commodities markets;

•	the level of the Company’s future cash flows;

•	the Company’s ability to make acquisitions and dispositions and to integrate, and realize expected synergies, savings or benefits from the businesses it acquires;

•	the level of the Company’s capital investments;

•	the level of restructuring charges the Company incurs;

•	the strength and performance of the domestic and international automotive markets;

•
the Company’s ability to successfully recover should it experience a disaster or other business continuity problem from a hurricane, flood, earthquake, terrorist attack, pandemic, security breach, cyber-attack, power loss, telecommunications failure or other natural or man-made event;

•	changes in applicable tax or accounting requirements;

•	the impact on the Company’s net income caused by fluctuations in foreign currency exchange rates; and

•
the Company’s exposure to potential criminal sanctions or civil penalties if it fails to comply with foreign and U.S. laws and regulations that are applicable in the domestic and international jurisdictions in which it operates, including sanctions laws relating to countries such as Iran, Russia, Sudan and Syria, anti-corruption laws such as the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act of 2010, and local laws prohibiting corrupt payments to government officials, as well as import and export restrictions.

The factors noted above are not exhaustive. The Company and its subsidiaries operate in a dynamic business environment in which new risks emerge frequently. Accordingly, the Company cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the dates on which they are made. The Company undertakes no obligation to update or revise any forward-looking statement to reflect events or circumstances arising after the date on which it is made, except as required by applicable law. Further information about the Company’s businesses, including information about factors that could materially affect its results of operations and financial condition, is contained in the Company’s filings with the SEC, including the “Risk Factors” section in the Company’s most recently filed Annual Report on Form 10-K and any subsequently filed Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in our exposure to market risk during the six months ended June 30, 2015 from those disclosed in our Form 10-K for the year ended December 31, 2014.

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

As of June 30, 2015, an evaluation was performed under the supervision and with the participation of management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2015.

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

Item 1a. Risk Factors

Our Form 10-K contains detailed cautionary statements which identify all known material risks, uncertainties and other factors that could cause our actual results to differ materially from historical or expected results. Except as noted below, there have been no material changes to the risk factors we have previously disclosed in Item 1a, Risk Factors, in our Form 10-K.
Our acquisitions and other strategic transactions may not produce anticipated results.

•	We have made and expect to continue to make acquisitions or enter into other strategic transactions to strengthen our business and grow our Company.

•	Such transactions, including our pending acquisition of SNL Financial LC, present significant challenges and risks.

•	The market for acquisition targets and other strategic transactions is highly competitive, especially in light of industry consolidation, which may affect our ability to complete such transactions.

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

•
The anticipated benefits from an acquisition or other strategic transaction may not be realized fully, or may take longer to realize than expected. For instance, although we have identified approximately $70 million in synergies expected to be realized by 2019 largely from operational efficiencies and our ability to accelerate SNL Financial’s international growth through its global footprint, there is no guarantee that we will be able to achieve any or all of these synergies. As a result, the failure of acquisitions and other strategic transactions to perform as expected could have a material adverse effect on our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On December 4, 2013, the Board of Directors approved a share repurchase program authorizing the purchase of up to 50 million shares, which was approximately 18% of the Company's outstanding shares at that time. During the second quarter of 2015, we repurchased 1.6 million shares and, as of June 30, 2015, 42.9 million shares remained under our current share repurchase program.

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

The following table provides information on our purchases of our outstanding common stock during the second quarter of 2015 pursuant to our current share repurchase program (column c). In addition to these purchases, the number of shares in column (a) include: 1) shares of common stock that are tendered to us to satisfy our employees’ tax withholding obligations in connection with the vesting of awards of restricted shares (we repurchase such shares based on their fair market value on the vesting date), and 2) our shares deemed surrendered to us to pay the exercise price and to satisfy our employees’ tax withholding obligations in connection with the exercise of employee stock options. There were no other share repurchases during the quarter outside the repurchases noted below.

(amounts in millions, except per share price)

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs	(d) Maximum Number of Shares that may yet be Purchased Under the Programs
Apr. 1 — Apr. 30, 2015	—	$104.50	—	44.5
May 1 — May 31, 2015	0.9	105.32	0.9	43.6
Jun. 1 — Jun. 30, 2015	0.7	104.17	0.7	42.9
Total — Qtr	1.6	$104.82	1.6	42.9

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

Revenue during the second quarter of 2015 attributable to the transactions or dealings by the Company described below was approximately $181,000, with net profit from such sales being a fraction of the revenues.

During the second quarter of 2015, one of the Company’s divisions, a provider of energy-related information in over 150 countries, sold information and informational materials, which are generally exempt from U.S. economic sanctions, to fourteen Iran-linked subscribers that are designated by the Treasury Department’s Office of Foreign Assets Control (“OFAC”) pursuant to Executive Order 13382 and/or are owned or controlled, or appear to be owned or controlled, by the Government of Iran (the “GOI”). The Company, among other things, offers customers that subscribe to its publications access to proprietary data, analytics, and industry information that enable commodities markets to perform with greater transparency and efficiency. This division provided such data related to the energy and petrochemicals markets to the Iran-linked subscribers referenced above, generating revenue that was a de minimis portion of both the division's and the Company’s revenue. One of the fourteen Iran-linked customers is designated by OFAC pursuant to Executive Order 13382; one is designated by OFAC both pursuant to Executive Order 13382 and as a GOI entity; seven are designated by OFAC as GOI entities; and five appear, based on publicly available information, to be owned or controlled by GOI entities. We believe that these transactions were permissible under U.S. sanctions pursuant to certain statutory and regulatory exemptions for the exportation of information and informational materials. The Company is reviewing whether to continue to provide these products to these Iranian customers in the future.

Item 6. Exhibits

(3.1)	Certificate of Change of the Certificate of Incorporation of the Company, as incorporated from Registrant’s Form 8-K filed on July 1, 2015

(4.1)	Indenture dated as of May 26, 2015, among the Company, the Guarantor and U.S. Bank National Association, as trustee, as incorporated from Registrant’s Form 8-K filed on May 26, 2015

(4.2)	First Supplemental Indenture dated as of May 26, 2015, among the Company, the Guarantor and U.S. Bank National Association, as trustee, as incorporated from Registrant’s Form 8-K filed on May 26, 2015

(10.1)
Revolving Five-Year Credit Agreement, dated as of June 30, 2015, among the Company, S&P, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, as incorporated from Registrant’s Form 8-K filed on July 1, 2015

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

McGraw Hill Financial, Inc.
Registrant

Date:	July 27, 2015	By:	/s/ Jack F. Callahan, Jr.
Jack F. Callahan, Jr.
Executive Vice President and Chief Financial Officer

Date:	July 27, 2015	By:	/s/ Robert MacKay
Robert MacKay
Senior Vice President and Corporate Controller