Form 10-Q
period 2015-09-30
MCGRAW HILL FINANCIAL INC
filed 2015-11-04
CIK 64040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Registrant’s telephone number, including area code: 212-438-1000

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Shares Outstanding	Date
Common stock (par value $1.00 per share)	270.3 million	October 16, 2015

McGraw Hill Financial, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of McGraw Hill Financial, Inc.

We have reviewed the consolidated balance sheet of McGraw Hill Financial, Inc. (and subsidiaries) (the "Company") as of September 30, 2015, the related consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2015 and 2014, the related consolidated statements of cash flows for the nine-month periods ended September 30, 2015 and 2014, and the related consolidated statement of equity for the nine-month period ended September 30, 2015. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of McGraw Hill Financial, Inc. (and subsidiaries) as of December 31, 2014, and the related consolidated statements of income, comprehensive income, equity, and cash flows for the year then ended (not presented herein) and we expressed an unqualified audit opinion on those consolidated financial statements in our report dated February 13, 2015, except for Note 15, as to which the date is October 29, 2015.

/s/ ERNST & YOUNG LLP

New York, New York
November 3, 2015

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

McGraw Hill Financial, Inc.
Consolidated Statements of Income
(Unaudited)

(in millions, except per share amounts)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenue	$1,324	$1,263	$3,938	$3,761
Expenses:
Operating-related expenses	407	402	1,218	1,205
Selling and general expenses	470	462	1,134	1,186
Depreciation	20	21	64	64
Amortization of intangibles	17	12	40	36
Total expenses	914	897	2,456	2,491
Other (income) loss	—	—	(11)	9
Operating profit	410	366	1,493	1,261
Interest expense, net	30	12	62	40
Income from continuing operations before taxes on income	380	354	1,431	1,221
Provision for taxes on income	99	139	439	428
Income from continuing operations	281	215	992	793
Income from discontinued operations, net of tax	—	2	—	15
Net income	281	217	992	808
Less: net income from continuing operations attributable to noncontrolling interests	(29)	(27)	(83)	(77)
Net income attributable to McGraw Hill Financial, Inc.	$252	$190	$909	$731

Amounts attributable to McGraw Hill Financial, Inc. common shareholders:
Income from continuing operations	$252	$188	$909	$716
Income from discontinued operations	—	2	—	15
Net income	$252	$190	$909	$731

Earnings per share attributable to McGraw Hill Financial, Inc. common shareholders:
Income from continuing operations:
Basic	$0.93	$0.69	$3.33	$2.64
Diluted	$0.92	$0.68	$3.30	$2.59
Income from discontinued operations:
Basic	$—	$0.01	$—	$0.05
Diluted	$—	$0.01	$—	$0.05
Net income:
Basic	$0.93	$0.70	$3.33	$2.69
Diluted	$0.92	$0.69	$3.30	$2.64
Weighted-average number of common shares outstanding:
Basic	271.3	270.9	272.6	271.4
Diluted	274.4	275.4	275.4	276.2

Actual shares outstanding at period end			270.3	271.4

Dividend declared per common share	$0.33	$0.30	$0.99	$0.90

See accompanying notes to the unaudited consolidated financial statements.

McGraw Hill Financial, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

(in millions)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income	$281	$217	$992	$808

Other comprehensive income:
Foreign currency translation adjustment	(45)	(68)	(78)	(56)
Income tax effect	1	1	—	1
	(44)	(67)	(78)	(55)

Pension and other postretirement benefit plans	5	—	59	(54)
Income tax effect	(1)	—	(19)	21
	4	—	40	(33)

Unrealized gain on forward exchange contracts	(1)	—	(1)	4
Income tax effect	—	—	—	(1)
	(1)	—	(1)	3

Comprehensive income	240	150	953	723
Less: comprehensive income attributable to nonredeemable noncontrolling interests	(3)	(4)	(7)	(8)
Less: comprehensive income attributable to redeemable noncontrolling interests	(26)	(23)	(76)	(69)
Comprehensive income attributable to McGraw Hill Financial, Inc.	$211	$123	$870	$646

See accompanying notes to the unaudited consolidated financial statements.

McGraw Hill Financial, Inc.
Consolidated Balance Sheets

(in millions)	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,441	$2,497
Accounts receivable, net of allowance for doubtful accounts: 2015 - $35; 2014 - $38	986	932
Deferred income taxes	203	363
Prepaid and other current assets	206	174
Total current assets	2,836	3,966
Property and equipment, net of accumulated depreciation: 2015 - $600; 2014 - $563	237	206
Goodwill	2,968	1,387
Other intangible assets, net	1,881	1,004
Other non-current assets	241	208
Total assets	$8,163	$6,771
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$211	$191
Accrued compensation and contributions to retirement plans	320	410
Unearned revenue	1,453	1,323
Accrued legal and regulatory settlements (Note 11)	104	1,609
Other current liabilities	417	434
Total current liabilities	2,505	3,967
Long-term debt	3,489	799
Pension and other postretirement benefits	278	333
Other non-current liabilities	377	323
Total liabilities	6,649	5,422
Redeemable noncontrolling interest (Note 7)	810	810
Commitments and contingencies (Note 11)
Equity:
Common stock	412	412
Additional paid-in capital	441	493
Retained income	7,592	6,946
Accumulated other comprehensive loss	(553)	(514)
Less: common stock in treasury	(7,234)	(6,849)
Total equity — controlling interests	658	488
Total equity — noncontrolling interests	46	51
Total equity	704	539
Total liabilities and equity	$8,163	$6,771

See accompanying notes to the unaudited consolidated financial statements.

McGraw Hill Financial, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

(in millions)	Nine Months Ended
	September 30,
	2015	2014
Operating Activities:
Net income	$992	$808
Less: discontinued operations, net	—	15
Income from continuing operations	992	793
Adjustments to reconcile income from continuing operations to cash (used for) provided by operating activities from continuing operations:
Depreciation	64	64
Amortization of intangibles	40	36
Provision for losses on accounts receivable	3	5
Deferred income taxes	166	(33)
Stock-based compensation	55	72
Other	139	106
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	(44)	12
Prepaid and other current assets	(6)	(8)
Accounts payable and accrued expenses	(186)	(211)
Unearned revenue	18	7
Accrued legal and regulatory settlements	(1,624)	—
Other current liabilities	(53)	(65)
Net change in prepaid/accrued income taxes	140	93
Net change in other assets and liabilities	(60)	(51)
Cash (used for) provided by operating activities from continuing operations	(356)	820
Investing Activities:
Capital expenditures	(74)	(52)
Acquisitions, net of cash acquired	(2,393)	(65)
Proceeds from dispositions	14	83
Changes in short-term investments	(3)	(1)
Cash used for investing activities from continuing operations	(2,456)	(35)
Financing Activities:
Proceeds from issuance of senior notes, net	2,674	—
Dividends paid to shareholders	(274)	(245)
Dividends and other payments paid to noncontrolling interests	(67)	(31)
Contingent consideration payment	(5)	(11)
Purchase of CRISIL shares	(16)	—
Repurchase of treasury shares	(501)	(362)
Exercise of stock options	77	159
Excess tax benefits from share-based payments	39	89
Cash provided by (used for) financing activities from continuing operations	1,927	(401)
Effect of exchange rate changes on cash from continuing operations	(42)	(24)
Cash (used for) provided by continuing operations	(927)	360
Discontinued Operations:
Cash (used for) provided by operating activities	(129)	16
Cash provided by (used for) investing activities	—	—
Cash provided by (used for) financing activities	—	—
Cash (used for) provided by discontinued operations	(129)	16
Net change in cash and cash equivalents	(1,056)	376
Cash and cash equivalents at beginning of period	2,497	1,542
Cash and cash equivalents at end of period	$1,441	$1,918

See accompanying notes to the unaudited consolidated financial statements.

McGraw Hill Financial, Inc.
Consolidated Statement of Equity
(Unaudited)

(in millions)	Common Stock $1 par	Additional Paid-in Capital	Retained Income	Accumulated Other Comprehensive Loss	Less: Treasury Stock	Total MHFI Equity	Noncontrolling Interests	Total Equity
Balance as of December 31, 2014	$412	$493	$6,946	$(514)	$6,849	$488	$51	$539
Comprehensive income [1]			909	(39)		870	7	877
Dividends			(270)			(270)	(8)	(278)
Share repurchases					501	(501)	(4)	(505)
Employee stock plans, net of tax benefit		(52)			(116)	64	1	65
Change in redemption value of redeemable noncontrolling interest			7			7		7
Other						—	(1)	(1)
Balance as of September 30, 2015	$412	$441	$7,592	$(553)	$7,234	$658	$46	$704

[1]	Excludes $76 million attributable to our redeemable noncontrolling interest.

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

Our operations consist of four reportable segments: Standard & Poor’s Ratings Services (“S&P Ratings”), S&P Capital IQ and SNL, S&P Dow Jones Indices ("S&P DJ Indices") and Commodities & Commercial Markets (“C&C”).

•	S&P Ratings is an independent provider of credit ratings, research and analytics, offering investors and market participants information, ratings and benchmarks.

•	S&P Capital IQ and SNL is a global provider of multi-asset-class data, research and analytical capabilities, which integrate cross-asset analytics and desktop services.

•	S&P DJ Indices is a global index provider that maintains a wide variety of valuation and index benchmarks for investment advisors, wealth managers and institutional investors.

•
C&C consists of business-to-business companies specializing in commercial and commodities markets that deliver their customers access to high-value information, data, analytic services and pricing and quality benchmarks.

The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Therefore, the financial statements included herein should be read in conjunction with the financial statements and notes included in our Form 10-K for the year ended December 31, 2014 (our “Form 10-K”). Certain prior-year amounts have been reclassified to conform with current presentation.

In the opinion of management all normal recurring adjustments considered necessary for a fair statement of the results of the interim periods have been included. The operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the full year.

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

Acquisitions

Acquisitions by segment included:

S&P Capital IQ and SNL

•
On September 1, 2015 (the "Acquisition Date"), we acquired SNL Financial LC ("SNL") for $2.225 billion in cash, subject to working capital adjustments. SNL's results of operations have been included in our consolidated statements of income subsequent to the Acquisition Date. SNL is a global provider of news, data, and analytical tools to five sectors in the global economy: financial services, real estate, energy, media & communications, and metals & mining. SNL delivers information through its suite of web, mobile and direct data feed platforms that helps clients, including investment and commercial banks, investors, corporations, and regulators make decisions, improve efficiency, and manage risk.

Acquisition-Related Expenses

During the three and nine months ended September 30, 2015, the Company incurred approximately $32 million of acquisition-related costs related to the acquisition of SNL. These expenses are included in selling and general expenses in our consolidated statements of income.

Preliminary Allocation of Purchase Price

Our acquisition of SNL was accounted for using the purchase method. Under the purchase method, the excess of the purchase price over the fair value of the net assets acquired is allocated to goodwill and other intangibles. The goodwill recognized is largely attributable to anticipated operational synergies and growth opportunities as a result of the acquisition. The intangible assets, excluding goodwill and indefinite-lived intangibles, will be amortized over their anticipated useful lives between 10 and 18 years which will be determined when we finalize our purchase price allocation. The goodwill is expected to be deductible for tax purposes.

The following table presents the the preliminary allocation of purchase price to the assets and liabilities of SNL as a result of the acquisition.

(in millions)
Current assets	$22
Property, plant and equipment	19
Goodwill	1,558
Other intangible assets, net:
Databases and software	421
Customer relationships	162
Tradenames	185
Other intangibles	4
Other intangible assets, net	772
Other non-current assets	3
Total assets acquired	2,374
Current liabilities	(19)
Unearned revenue	(118)
Other non-current liabilities	(6)
Total liabilities acquired	(143)
Net assets acquired	$2,231

The Company has performed a preliminary valuation analysis of the fair market value of assets and liabilities of the SNL Financial business.  The final purchase price allocation will be determined when the Company has completed the detailed valuations and necessary calculations. The final allocation could differ materially from the preliminary allocation. The final allocation may include (1) changes in fair values of property, plant and equipment, (2) changes in allocations to intangible assets as well as goodwill and (3) other changes to assets and liabilities.

The projected incremental amortization expense for intangible assets beginning in 2016 related to SNL over each of the next five years ended December 31, 2020 is approximately $53 million. Amortization expense related to SNL for the three and nine months ended September 30, 2015 was approximately $4 million.

Supplemental Pro Forma Information

Supplemental information on an unaudited pro forma basis is presented below for the nine months ended September 30, 2015 and 2014 as if the acquisition of SNL occurred on January 1, 2014. The pro forma financial information is presented for comparative purposes only, based on estimates and assumptions, which the Company believes to be reasonable but not necessarily indicative of the consolidated financial position or results of operations in future periods or the results that actually would have been realized had this acquisition been completed at the beginning of 2015. The unaudited pro forma information includes non-recurring transaction related costs, intangible asset charges and incremental borrowing costs as a result of the acquisition, net of related tax, estimated using the Company's effective tax rate for continuing operations for the periods presented.

(in millions)	Nine Months Ended September 30,
	2015	2014
Pro forma revenue	$4,124	$3,927
Pro forma net income from continuing operations	$954	$746

C&C

•
In July of 2015, we acquired the entire issued share capital of Petromedia Ltd and its operating subsidiaries (“Petromedia”), an independent provider of data, intelligence, news and tools to the global fuels market that offers a suite of products that provides clients with actionable data and intelligence that enable informed decisions, minimize risk and increase efficiency. We accounted for the acquisition of Petromedia using the purchase method of accounting. The acquisition of Petromedia was not material to our consolidated financial statements.

•
In July of 2015, we acquired National Automobile Dealers Association's Used Car Guide (“UCG”), a leading provider of U.S. retail, trade-in and auction used-vehicle values. The acquisition of UCG expanded our analytical and modeling capabilities while deepening our presence in auto finance and auto insurance, and enriching retail solutions. We accounted for the acquisition of UCG using the purchase method of accounting. The acquisition of UCG was not material to our consolidated financial statements.

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

Following CRISIL's acquisition of Coalition Development Ltd. ("Coalition") that occurred in July of 2012, we made a contingent purchase price payment in the first nine months of 2014 for $11 million that has been reflected in the consolidated statement of cash flows as a financing activity.

Divestitures - Continuing Operations

During the nine months ended September 30, 2015, we recorded a pre-tax gain of $11 million within other (income) loss in the consolidated statement of income related to the sale of our interest in a legacy McGraw Hill Construction investment.

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

Divestitures - Discontinued Operations

On November 3, 2014, we completed the sale of McGraw Hill Construction, which has historically been part of our C&C segment, to Symphony Technology Group for $320 million in cash. Accordingly, the results of operations for the three and nine months ended September 30, 2014, have been reclassified to reflect the business as a discontinued operation.

The key components of income from discontinued operations for the periods ended September 30, 2014 consist of the following:

(in millions)	Three Months	Nine Months
Revenue	$40	$124
Expenses	37	100
Operating income	3	24
Provision for taxes on income	1	9
Income from discontinued operations, net of tax	$2	$15

3.	Income Taxes

The effective income tax rate for continuing operations was 25.9% and 30.7% for the three and nine months ended September 30, 2015, respectively, and 39.2% and 35.1% for the three and nine months ended September 30, 2014, respectively. Our effective income tax rate from continuing operations was lower than the prior periods as the result of the resolution of tax audits, increased income in lower tax rate jurisdictions, and the non-deductible tax treatment of certain regulatory charges incurred during 2014.

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

As of September 30, 2015 and December 31, 2014, the total amount of federal, state and local, and foreign unrecognized tax benefits was $122 million and $118 million, respectively, exclusive of interest and penalties. The increase in unrecognized tax benefits relates primarily to tax positions of prior years. We recognize accrued interest and penalties related to unrecognized tax benefits in interest expense and operating-related expense, respectively. In addition, as of September 30, 2015 and December 31, 2014, we had $30 million and $23 million, respectively, of accrued interest and penalties associated with unrecognized tax benefits.

Based on the current status of income tax audits, we believe that the total amount of unrecognized tax benefits may significantly decrease in the next twelve months. Although the ultimate resolution of our tax audits is unpredictable, the resulting change in our unrecognized tax benefits could have a material impact on our results of operations and/or cash flows.

4.	Debt

(in millions)	September 30, 2015	December 31, 2014
5.9% Senior Notes, due 2017 [1]	$400	400
2.5% Senior Notes, due 2018 [2]	399	—
3.3% Senior Notes, due 2020 [3]	699	—
4.0% Senior Notes, due 2025 [4]	695	—
4.4% Senior Notes, due 2026 [5]	897	—
6.55% Senior Notes, due 2037 [6]	399	399
Long-term debt	$3,489	$799

1	Interest payments are due semiannually on April 15 and October 15, and, as of September 30, 2015, the unamortized debt discount is less than $1 million.

2	Interest payments are due semiannually on February 15 and August 15, beginning on February15, 2016, and, as of September 30, 2015, the unamortized debt discount is less than $1 million.

3	Interest payments are due semiannually on February 14 and August 14, beginning on February14, 2016, and, as of September 30, 2015, the unamortized debt discount is approximately $1 million.

4	Interest payments are due semiannually on June 15 and December 15, beginning on December15, 2015, and, as of September 30, 2015, the unamortized debt discount is approximately $5 million.

5	Interest payments are due semiannually on February 15 and August 15, beginning on February15, 2016, and, as of September 30, 2015, the unamortized debt discount is approximately $3 million.

6	Interest payments are due semiannually on May 15 and November 15, and, as of September 30, 2015, the unamortized debt discount is approximately $1 million.

The fair value of our long-term debt borrowings was $3.6 billion and $0.9 billion as of September 30, 2015 and December 31, 2014, respectively, and was estimated based on quoted market prices.

On August 18, 2015, we issued $2.0 billion of senior notes (the "Notes"), consisting of $400 million of 2.5% senior notes due in 2018, $700 million of 3.3% senior notes due in 2020 and $900 million of 4.4% senior notes due in 2026. The Notes are fully and unconditionally guaranteed by our wholly-owned subsidiary, Standard & Poor's Financial Services LLC. We used the net proceeds to finance the acquisition of SNL.

On May 26, 2015, we issued $700 million of 4.0% senior notes due in 2025 and used a portion of the net proceeds for the repayment of short-term debt, including commercial paper. The 4.0% senior notes will mature on June 15, 2025 and are fully and unconditionally guaranteed by our wholly-owned subsidiary, Standard & Poor's Financial Services LLC.

Currently, we have the ability to borrow a total of $1.2 billion through our commercial paper program, which is supported by our credit facility described below. As of September 30, 2015 and December 31, 2014, we had no commercial paper outstanding or borrowings outstanding under our credit facility. In connection with the payment of legal and regulatory settlements recorded in 2014 and paid largely in 2015, we utilized our commercial paper program and borrowed from our credit facility during the nine months ended September 30, 2015.

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

We pay a commitment fee of 10 to 20 basis points for our credit facility, depending on our indebtedness to cash flow ratio, whether or not amounts have been borrowed and currently pay a commitment fee of 12.5 basis points. The interest rate on borrowings under our credit facility is, at our option, calculated using rates that are primarily based on either the prevailing London Inter-Bank Offer Rate, the prime rate determined by the administrative agent or the Federal Funds Rate. For certain borrowings under this credit facility, there is also a spread based on our indebtedness to cash flow ratio added to the applicable rate.

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

As discussed in our Form 10-K, we changed certain discount rate assumptions and our expected return on assets assumption for our retirement plans, which became effective on January 1, 2015. In addition, we updated the assumed mortality rates to reflect life expectancy improvements. The effect of the assumption changes for the three and nine months ended September 30, 2015 resulted in an increase in pre-tax retirement expense of approximately $8 million and $25 million, respectively.

In the first nine months of 2015, we contributed $14 million to our retirement plans and expect to make additional required contributions of approximately $1 million to our retirement plans during the remainder of the year. We may elect to make additional non-required contributions depending on investment performance and the pension plan status in the fourth quarter of 2015.

6.	Stock-Based Compensation

We issue stock-based incentive awards to our eligible employees and Directors under the 2002 Employee Stock Incentive Plan and a Director Deferred Stock Ownership Plan. The 2002 Employee Stock Incentive Plan permits the granting of nonqualified stock options, stock appreciation rights, performance stock, restricted stock and other stock-based awards.

Stock-based compensation for the periods ended September 30 is as follows:

(in millions)	Three Months		Nine Months
	2015	2014	2015	2014
Stock option expense	$2	$6	$11	$15
Restricted stock and unit awards expense	16	20	44	57
Total stock-based compensation expense	$18	$26	$55	$72

During the nine months ended September 30, 2015, the Company granted 0.6 million shares of restricted stock and unit awards, which had a weighted average grant date fair value of $104.31 per share, and a minimal amount of employee stock options.

Total unrecognized compensation expense related to unvested stock option awards and unvested restricted stock unit awards as of September 30, 2015 was $4 million and $75 million, respectively, which is expected to be recognized over a weighted average period of 1.4 years and 1.8 years, respectively.

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

Share repurchases for the periods ended September 30 were as follows:

(in millions, except average price)	Three Months		Nine Months
	2015	2014	2015	2014
Total number of shares purchased [1]	2.3	—	4.9	4.4
Average price paid per share [1]	$99.01	$—	$102.01	$79.06
Total cash utilized [2]	$227	$—	$501	$352

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

2
In December of 2013, 0.1 million shares were repurchased for approximately $10 million, which settled in January of 2014. Cash used for financing activities only reflects those shares which settled during the nine months ended September 30, 2014 resulting in $362 million of cash used to repurchase shares.

Our purchased shares may be used for general corporate purposes, including the issuance of shares for stock compensation plans and to offset the dilutive effect of the exercise of employee stock options. As of September 30, 2015, approximately 40.6 million shares remained available under the current share repurchase program which has no expiration date and purchases under this program may be made from time to time on the open market and in private transactions, depending on market conditions.

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

Noncontrolling interests that do not contain such redemption features are presented in equity.

Changes to redeemable noncontrolling interest during the nine months ended September 30, 2015 were as follows:

(in millions)
Balance as of December 31, 2014	$810
Net income attributable to noncontrolling interest	76
Distributions payable to noncontrolling interest	(69)
Redemption value adjustment	(7)
Balance as of September 30, 2015	$810

Accumulated Other Comprehensive Loss

The following table summarizes the changes in the components of accumulated other comprehensive loss for the nine months ended September 30, 2015:

(in millions)	Foreign Currency Translation Adjustment	Pension and Postretirement Benefit Plans		Unrealized Gain (Loss) on Forward Exchange Contracts	Accumulated Other Comprehensive Loss
Balance as of December 31, 2014	$(83)	$(431)		$—	$(514)
Other comprehensive income before reclassifications	(78)	31		(1)	(48)
Reclassifications from accumulated other comprehensive loss to net earnings	—	9	[1]	—	9
Net other comprehensive income	(78)	40		(1)	(39)
Balance as of September 30, 2015	$(161)	$(391)		$(1)	$(553)

[1]	See Note 5 — Employee Benefits for additional details of items reclassed from accumulated other comprehensive loss to net earnings.

The net actuarial loss and prior service cost related to pension and other postretirement benefit plans included in other comprehensive income is net of a tax provision of $5 million for the nine months ended September 30, 2015.

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

The calculation for basic and diluted EPS for the periods ended September 30 is as follows:

(in millions, except per share amounts)	Three Months		Nine Months
	2015	2014	2015	2014
Amounts attributable to McGraw Hill Financial, Inc. common shareholders:
Income from continuing operations	$252	$188	$909	$716
Income from discontinued operations	—	2	—	15
Net income	$252	$190	$909	$731

Basic weighted-average number of common shares outstanding	271.3	270.9	272.6	271.4
Effect of stock options and other dilutive securities	3.1	4.5	2.8	4.8
Diluted weighted-average number of common shares outstanding	274.4	275.4	275.4	276.2

Earnings per share attributable to McGraw Hill Financial, Inc. common shareholders:
Income from continuing operations:
Basic	$0.93	$0.69	$3.33	$2.64
Diluted	$0.92	$0.68	$3.30	$2.59
Income from discontinued operations:
Basic	$—	$0.01	$—	$0.05
Diluted	$—	$0.01	$—	$0.05
Net income:
Basic	$0.93	$0.70	$3.33	$2.69
Diluted	$0.92	$0.69	$3.30	$2.64

We have certain stock options and restricted performance shares that are potentially excluded from the computation of diluted EPS. The effect of the potential exercise of stock options is excluded when the average market price of our common stock is lower than the exercise price of the related option during the period because the effect would have been antidilutive. Additionally, restricted performance shares are excluded because the necessary vesting conditions had not been met. For the three and nine months ended September 30, 2015, there were no stock options excluded, and for the three and nine months ended September 30, 2014, there were a minimal amount of stock options excluded. Restricted performance shares outstanding of 0.9 million and 1.4 million as of September 30, 2015 and 2014, respectively, were excluded.

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

The initial restructuring charge recorded and the ending reserve balance as of September 30, 2015 by segment is as follows:

	2015 Restructuring Plan		2014 Restructuring Plan
(in millions)	Initial Charge Recorded	Ending Reserve Balance	Initial Charge Recorded	Ending Reserve Balance
S&P Ratings	$11	$10	$45	$15
S&P Capital IQ and SNL	13	9	9	2
C&C [1]	3	2	16	4
Corporate	3	3	16	9
Total	$30	$24	$86	$30

[1]	The 2014 restructuring plan included an initial charge of $3 million and an ending reserve balance of less than a $1 million for McGraw Hill Construction.

We recorded a pre-tax restructuring charge of $30 million for the 2015 restructuring plan during the nine months ended September 30, 2015 and have reduced the reserve for the 2015 restructuring plan by $6 million.

The ending reserve balance for the 2014 restructuring plan was $78 million as of December 31, 2014. For the nine months ended September 30, 2015, we have reduced the reserve for the 2014 restructuring plan by $48 million.

10.	Segment and Related Information

We have four reportable segments: S&P Ratings, S&P Capital IQ and SNL, S&P DJ Indices and C&C. Our Chief Executive Officer is our chief operating decision-maker and evaluates performance of our segments and allocates resources based primarily on operating profit. Segment operating profit does not include unallocated expense or interest expense as these are costs that do not affect the operating results of our segments.

A summary of operating results by segment for the periods ended September 30 is as follows:

Three Months	2015		2014
(in millions)	Revenue	Operating Profit	Revenue	Operating Profit
S&P Ratings [1]	$587	$194	$604	$183
S&P Capital IQ and SNL	356	53	311	64
S&P DJ Indices	156	106	143	86
C&C	248	93	227	71
Intersegment elimination [2]	(23)	—	(22)	—
Total operating segments	1,324	446	1,263	404
Unallocated expense [3]	—	(36)	—	(38)
Total	$1,324	$410	$1,263	$366

Nine Months	2015		2014
(in millions)	Revenue	Operating Profit	Revenue	Operating Profit
S&P Ratings [1]	$1,851	$846	$1,837	$730
S&P Capital IQ and SNL	1,000	178	919	172
S&P DJ Indices	446	297	412	260
C&C	707	265	657	217
Intersegment elimination [2]	(66)	—	(64)	—
Total operating segments	3,938	1,586	3,761	1,379
Unallocated expense [3]	—	(93)	—	(118)
Total	$3,938	$1,493	$3,761	$1,261

[1]
Operating profit for the three and nine months ended September 30, 2015 includes legal settlement charges partially offset by a benefit related to legal settlement insurance recoveries of $86 million and $40 million, respectively. Operating profit for the three and nine months ended September 30, 2014 includes legal settlement charges of $60 million.

[2]
Revenue for S&P Ratings and expenses for S&P Capital IQ and SNL include an intersegment royalty charged to S&P Capital IQ and SNL for the rights to use and distribute content and data developed by S&P Ratings.

[3]
The nine months ended September 30, 2015 include a gain of $11 million related to the sale of our interest in a legacy McGraw Hill Construction investment. See Note 2 — Acquisitions and Divestitures for additional information.

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

U.S. Securities and Exchange Commission
As a nationally recognized statistical rating organization registered with the SEC under Section 15E of the Securities Exchange Act of 1934, S&P Ratings is in ongoing communication with the staff of the SEC regarding compliance with its extensive obligations under the federal securities laws. Although S&P Ratings seeks to promptly address any compliance issues that it detects or that the staff of the SEC raises, there can be no assurance that the SEC will not seek remedies against S&P Ratings for one or more compliance deficiencies.

Parmalat Litigation
In September and October of 2005, writs of summons were served on The McGraw-Hill Companies, SRL and The McGraw-Hill Companies, SA in an action brought in the Tribunal of Milan, Italy by the Extraordinary Commissioner of Parmalat Finanziaria S.p.A. and Parmalat S.p.A. (collectively, “Parmalat”), claiming damages of €4.1 billion, representing the value of bonds issued by Parmalat which were rated investment grade by S&P Ratings, plus damages for S&P Ratings’ alleged complicity in aggravating Parmalat’s financial difficulties, among other claims. In June of 2011, the Court dismissed Parmalat’s main damages claim based on the value of the bonds, and ordered the defendants to pay Parmalat approximately €0.8 million, representing ratings fees paid by Parmalat, plus interest and expenses. In September of 2012, Parmalat appealed the judgment and, in November of 2012, requested payment of the judgment in the amount of €1.1 million, which was paid in December of 2012. In July of 2014, the Court of Appeals of Milan issued an order reopening the proceedings to allow the parties to submit additional pleadings. A hearing was held on February 25, 2015. On July 29, 2015, the Company reached a settlement with Parmalat to resolve the claims in this action. Under the settlement, the Company paid Parmalat €14.5 million.

Trani Prosecutorial Proceeding
The prosecutor in the Italian city of Trani is seeking criminal indictments against several current and former S&P Ratings managers and ratings analysts for alleged market manipulation, and against Standard & Poor’s Credit Market Services Europe under Italy’s vicarious liability statute, for having allegedly failed to properly supervise the ratings analysts and prevent them from committing market manipulation. The prosecutor’s theories are based on various actions by S&P Ratings taken with respect to Italian sovereign debt between May of 2011 and January of 2012. In October of 2014, the court granted the prosecutor’s request and issued indictments against the current and former S&P Ratings managers and ratings analysts, as well as Standard & Poor’s Credit Market Services Europe. The trial commenced with a hearing on February 4, 2015 and is ongoing. Apart from criminal penalties that might be imposed following a conviction, such conviction could also lead to civil damages claims and other sanctions against Standard & Poor's Credit Market Services Europe or the Company. Such claims and sanctions cannot be quantified at this stage.

Shareholder Derivative Action
On August 3, 2015, two purported shareholders commenced a putative derivative action on behalf of the Company in New York State Supreme Court titled Retirement Plan for General Employees of the City of North Miami Beach and Robin Stein v. Harold McGraw III, et al. The complaint asserts claims for, inter alia, breach of fiduciary duty, waste of corporate assets, and mismanagement against the board of directors, certain former directors of the Company, and three former S&P Ratings employees. Plaintiffs seek recovery from the defendants based on allegations that S&P Ratings’ credit ratings practices for certain residential mortgage-backed securities and collateralized debt obligations misrepresented the credit risks of those securities, allegedly resulting in losses to the Company. The Company and the individual defendants filed motions to dismiss the complaint on October 9, 2015.

The City of Swan

Australian government municipal councils filed suit against the Company and S&P International LLC in a representative action in April 2013 in connection with alleged investment losses in eight synthetic collateralized debt obligations (CDOs) rated by S&P Ratings. These same CDOs were at issue in an earlier lawsuit brought by the plaintiffs against its investment advisor, Lehman Brothers Australia (LBA), in which the plaintiffs secured a judgment against LBA, which is now in liquidation.  The plaintiffs claim total losses of AUD$327 million from these investments and are seeking recovery from both LBA and the Company.  The trial in the matter has been re-scheduled from October 2015 to August 2016. The Company has offered to settle this matter, although the plaintiffs have not accepted our offer. We can provide no assurance that the Company will not incur additional amounts in excess of amounts accrued to settle this matter on terms deemed acceptable. At this point, however, we are unable to reasonably estimate the range of such additional amounts, if any.

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

In September of 2015, the Financial Accounting Standards Board ("FASB") issued guidance intended to simplify the accounting for measurement-period adjustments made to provisional amounts recognized in a business combination. The guidance eliminates the requirement to retrospectively account for those adjustments. This guidance is effective for reporting periods beginning after December 15, 2015. We do not expect the adoption of this guidance to have a significant impact on our consolidated financial statements.

In April of 2015, the FASB issued new accounting guidance intended to simplify the presentation of debt issuance costs. The guidance requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with the presentation for debt discounts. This guidance is effective for reporting periods beginning after December 15, 2015 and must be applied on a retrospective basis with early adoption permitted. We do not expect the adoption of this guidance to have a significant impact on our consolidated financial statements.

In February of 2015, the FASB issued guidance that requires management to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. This guidance is effective for reporting periods beginning after December 15, 2015; however, early adoption is permitted. We do not expect the adoption of this guidance to have a significant impact on our consolidated financial statements.

In January of 2015, the FASB issued guidance that eliminates the concept of reporting extraordinary items, but retains current presentation and disclosure requirements for an event or transaction that is of an unusual nature or of a type that indicates infrequency of occurrence. Transactions that meet both criteria would now also follow such presentation and disclosure requirements. This guidance is effective for reporting periods beginning after December 15, 2015; however, early adoption is permitted. We do not expect the adoption of this guidance to have a significant impact on our consolidated financial statements.

In August of 2014, the FASB issued guidance that requires management to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date the financial statements are issued and provide related disclosures. This guidance is effective for reporting periods beginning after December 15, 2016; however, early adoption is permitted. We do not expect the adoption of this guidance to have a significant impact on our consolidated financial statements.

In May of 2014, the FASB and the International Accounting Standards Board (“IASB”) issued jointly a converged standard on the recognition of revenue from contracts with customers which is intended to improve the financial reporting of revenue and comparability of the top line in financial statements globally. The core principle of the new standard is for the recognition of revenue to depict the transfer of goods or services to customers in amounts that reflect the payment to which the company expects to be entitled in exchange for those goods or services. The new standard will also result in enhanced revenue disclosures, provide guidance for transactions that were not previously addressed comprehensively and improve guidance for multiple-element arrangements. In August of 2015, the FASB issued guidance deferring the effective date of the new revenue standard by one year.

The new guidance will be effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We are currently in the process of assessing the impact the adoption of this guidance will have on our consolidated financial statements.

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

In June of 2012, we entered into a new license agreement (the "License Agreement") with the holder of S&P Dow Jones Indices LLC noncontrolling interest, CME Group, which replaced the 2005 license agreement between S&P DJ Indices and CME Group. Under the terms of the License Agreement, S&P Dow Jones Indices LLC receives a share of the profits from the trading and clearing of CME Group's equity index products. During the three and nine months ended September 30, 2015, S&P Dow Jones Indices LLC earned $19 million and $47 million, respectively, of revenue under the terms of the License Agreement. The entire amount of this revenue is included in our consolidated statement of income and the portion related to the 27% noncontrolling interest is removed in net income attributable to noncontrolling interests.

14.	Condensed Consolidating Financial Statements

On May 26, 2015, we issued $700 million of 4.0% senior notes due in 2025. On August 18, 2015, we issued $2.0 billion of senior notes, consisting of $400 million of 2.5% senior notes due in 2018, $700 million of 3.3% senior notes due in 2020 and $900 million of 4.4% senior notes due in 2026.

The senior notes described above are fully and unconditionally guaranteed by Standard & Poor's Financial Services LLC, a 100% owned subsidiary of the Company. The following condensed consolidating financial statements present the results of operations, financial position and cash flows of McGraw Hill Financial, Inc., Standard & Poor's Financial Services LLC, and the Non-Guarantor Subsidiaries of McGraw Hill Financial, Inc. and Standard & Poor's Financial Services LLC, and the eliminations necessary to arrive at the information for the Company on a consolidated basis.

	Statement of Income
	Three Months Ended September 30, 2015
	(Unaudited)
(in millions)	McGraw Hill Financial, Inc.	Standard & Poor's Financial Services LLC	Non-Guarantor Subsidiaries	Eliminations	McGraw Hill Financial Inc. Consolidated
Revenue	$165	$523	$665	$(29)	$1,324
Expenses:
Operating-related expenses	20	99	317	(29)	407
Selling and general expenses	206	69	195	—	470
Depreciation	9	4	7	—	20
Amortization of intangibles	—	—	17	—	17
Total expenses	235	172	536	(29)	914
Operating (loss) profit	(70)	351	129	—	410
Interest expense (income), net	32	—	(2)	—	30
Non-operating intercompany transactions	51	48	(99)	—	—
(Loss) income from continuing operations before taxes on income	(153)	303	230	—	380
(Benefit) provision for taxes on income	(74)	100	73	—	99
Equity in net income of subsidiaries	1,180	206	—	(1,386)	—
Net income	$1,101	$409	$157	$(1,386)	$281
Less: net income from continuing operations attributable to noncontrolling interests	—	—	—	(29)	(29)
Net income attributable to McGraw Hill Financial, Inc.	$1,101	$409	$157	$(1,415)	$252
Comprehensive income	$1,095	$408	$123	$(1,386)	$240

	Statement of Income
	Nine Months Ended September 30, 2015
	(Unaudited)
(in millions)	McGraw Hill Financial, Inc.	Standard & Poor's Financial Services LLC	Non-Guarantor Subsidiaries	Eliminations	McGraw Hill Financial Inc. Consolidated
Revenue	$481	$1,640	$1,902	$(85)	$3,938
Expenses:
Operating-related expenses	64	396	843	(85)	1,218
Selling and general expenses	282	243	609	—	1,134
Depreciation	29	14	21	—	64
Amortization of intangibles	—	—	40	—	40
Total expenses	375	653	1,513	(85)	2,456
Other income	—	—	(11)	—	(11)
Operating profit	106	987	400	—	1,493
Interest expense (income), net	69	—	(7)	—	62
Non-operating intercompany transactions	180	139	(319)	—	—
(Loss) income from continuing operations before taxes on income	(143)	848	726	—	1,431
(Benefit) provision for taxes on income	(57)	291	205	—	439
Equity in net income of subsidiaries	1,180	205	—	(1,385)	—
Net income	$1,094	$762	$521	$(1,385)	$992
Less: net income from continuing operations attributable to noncontrolling interests	—	—	—	(83)	(83)
Net income attributable to McGraw Hill Financial, Inc.	$1,094	$762	$521	$(1,468)	$909
Comprehensive income	$1,102	$761	$480	$(1,390)	$953

	Statement of Income
	Three Months Ended September 30, 2014
	(Unaudited)
(in millions)	McGraw Hill Financial, Inc.	Standard & Poor's Financial Services LLC	Non-Guarantor Subsidiaries	Eliminations	McGraw Hill Financial Inc. Consolidated
Revenue	$149	$507	$635	$(28)	$1,263
Expenses:
Operating-related expenses	19	142	269	(28)	402
Selling and general expenses	147	150	165	—	462
Depreciation	10	4	7	—	21
Amortization of intangibles	1	—	11	—	12
Total expenses	177	296	452	(28)	897
Operating (loss) profit	(28)	211	183	—	366
Interest expense (income), net	15	—	(3)	—	12
Non-operating intercompany transactions	56	13	(69)	—	—
(Loss) income from continuing operations before taxes on income	(99)	198	255	—	354
(Benefit) provision for taxes on income	(5)	53	91	—	139
Equity in net income of subsidiaries	286	63	—	(349)	—
Income from continuing operations	192	208	164	(349)	215
Income from discontinued operations, net of tax	2	—	—	—	2
Net income	$194	$208	$164	$(349)	$217
Less: net income from continuing operations attributable to noncontrolling interests	—	—	—	(27)	(27)
Net income attributable to McGraw Hill Financial, Inc.	$194	$208	$164	$(376)	$190
Comprehensive income	$186	$208	$109	$(353)	$150

	Statement of Income
	Nine Months Ended September 30, 2014
	(Unaudited)
(in millions)	McGraw Hill Financial, Inc.	Standard & Poor's Financial Services LLC	Non-Guarantor Subsidiaries	Eliminations	McGraw Hill Financial Inc. Consolidated
Revenue	$443	$1,535	$1,869	$(86)	$3,761
Expenses:
Operating-related expenses	59	450	782	(86)	1,205
Selling and general expenses	241	394	551	—	1,186
Depreciation	30	13	21	—	64
Amortization of intangibles	2	—	34	—	36
Total expenses	332	857	1,388	(86)	2,491
Other loss	3	—	6	—	9
Operating profit	108	678	475	—	1,261
Interest expense (income), net	46	—	(6)	—	40
Non-operating intercompany transactions	130	27	(157)	—	—
(Loss) income from continuing operations before taxes on income	(68)	651	638	—	1,221
Provision for taxes on income	8	225	195	—	428
Equity in net income of subsidiaries	786	186	—	(972)	—
Income from continuing operations	710	612	443	(972)	793
Income from discontinued operations, net of tax	15	—	—	—	15
Net income	$725	$612	$443	$(972)	$808
Less: net income from continuing operations attributable to noncontrolling interests	—	—	—	(77)	(77)
Net income attributable to McGraw Hill Financial, Inc.	$725	$612	$443	$(1,049)	$731
Comprehensive income	$701	$588	$415	$(981)	$723

	Balance Sheet
	September 30, 2015
(in millions)	McGraw Hill Financial, Inc.	Standard & Poor's Financial Services LLC	Non-Guarantor Subsidiaries	Eliminations	McGraw Hill Financial Inc. Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$161	$1	$1,279	$—	$1,441
Accounts receivable, net of allowance for doubtful accounts	109	282	595	—	986
Intercompany receivable	313	1,480	1,124	(2,917)	—
Deferred income taxes	72	172	(41)	—	203
Prepaid and other current assets	93	4	109	—	206
Total current assets	748	1,939	3,066	(2,917)	2,836
Property and equipment, net of accumulated depreciation	124	3	110	—	237
Goodwill	15	41	2,903	9	2,968
Other intangible assets, net	—	—	1,887	(6)	1,881
Asset for pension benefits	—	—	61	—	61
Investments in subsidiaries	4,547	671	7,280	(12,498)	—
Intercompany loans receivable	17	361	1,817	(2,195)	—
Other non-current assets	69	19	92	—	180
Total assets	$5,520	$3,034	$17,216	$(17,607)	$8,163
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$69	$42	$100	$—	$211
Intercompany Payable	1,671	593	568	(2,832)	—
Accrued compensation and contributions to retirement plans	108	73	139	—	320
Income taxes currently payable	16	—	43	—	59
Unearned revenue	269	565	619	—	1,453
Accrued legal and regulatory settlements	—	104	—	—	104
Other current liabilities	267	(134)	225	—	358
Total current liabilities	2,400	1,243	1,694	(2,832)	2,505
Long-term debt	3,489	—	—	—	3,489
Intercompany loans payable	108	(3)	2,178	(2,283)	—
Pension and postretirement benefits	218	—	60	—	278
Deferred income taxes	(224)	51	263	—	90
Other non-current liabilities	217	12	59	(1)	287
Total liabilities	6,208	1,303	4,254	(5,116)	6,649
Redeemable noncontrolling interest	—	—	—	810	810
Equity:
Common stock	412	—	2,321	(2,321)	412
Additional paid-in capital	(197)	1,171	10,156	(10,689)	441
Retained income	6,641	560	784	(393)	7,592
Accumulated other comprehensive loss	(310)	—	(279)	36	(553)
Less: common stock in treasury	(7,234)	—	(20)	20	(7,234)
Total equity - controlling interests	(688)	1,731	12,962	(13,347)	658
Total equity - noncontrolling interests	—	—	—	46	46
Total equity	(688)	1,731	12,962	(13,301)	704
Total liabilities and equity	$5,520	$3,034	$17,216	$(17,607)	$8,163

	Balance Sheet
	December 31, 2014
(in millions)	McGraw Hill Financial, Inc.	Standard & Poor's Financial Services LLC	Non-Guarantor Subsidiaries	Eliminations	McGraw Hill Financial Inc. Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$1,402	$—	$1,095	$—	$2,497
Accounts receivable, net of allowance for doubtful accounts	120	293	519	—	932
Intercompany receivable	525	2,125	1,998	(4,648)	—
Deferred income taxes	72	334	(43)	—	363
Prepaid and other current assets	80	27	67	—	174
Total current assets	2,199	2,779	3,636	(4,648)	3,966
Property and equipment, net of accumulated depreciation	111	5	90	—	206
Goodwill	109	41	1,228	9	1,387
Other intangible assets, net	13	—	991	—	1,004
Asset for pension benefits	—	—	28	—	28
Investments in subsidiaries	1,258	653	7,125	(9,036)	—
Intercompany loans receivable	19	358	1,595	(1,972)	—
Other non-current assets	81	25	74	—	180
Total assets	$3,790	$3,861	$14,767	$(15,647)	$6,771
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$59	$45	$87	$—	$191
Intercompany payable	2,566	617	1,376	(4,559)	—
Accrued compensation and contributions to retirement plans	133	121	156	—	410
Income taxes currently payable	15	1	16	—	32
Unearned revenue	259	585	479	—	1,323
Accrued legal and regulatory settlements	—	1,609	—	—	1,609
Other current liabilities	194	—	208	—	402
Total current liabilities	3,226	2,978	2,322	(4,559)	3,967
Long-term debt	799	—	—	—	799
Intercompany loans payable	109	—	1,952	(2,061)	—
Pension and postretirement benefits	272	—	61	—	333
Deferred income taxes	(245)	51	250	—	56
Other non-current liabilities	219	8	40	—	267
Total liabilities	4,380	3,037	4,625	(6,620)	5,422
Redeemable noncontrolling interest	—	—	—	810	810
Equity:
Common stock	412	—	2,316	(2,316)	412
Additional paid-in capital	(116)	1,153	7,016	(7,560)	493
Retained income	6,282	(329)	1,053	(60)	6,946
Accumulated other comprehensive loss	(319)	—	(236)	41	(514)
Less: common stock in treasury	(6,849)	—	(7)	7	(6,849)
Total equity - controlling interests	(590)	824	10,142	(9,888)	488
Total equity - noncontrolling interests	—	—	—	51	51
Total equity	(590)	824	10,142	(9,837)	539
Total liabilities and equity	$3,790	$3,861	$14,767	$(15,647)	$6,771

	Statement of Cash Flows
	Nine Months Ended September 30, 2015
(in millions)	McGraw Hill Financial, Inc.	Standard & Poor's Financial Services LLC	Non-Guarantor Subsidiaries	Eliminations	McGraw Hill Financial Inc. Consolidated
Operating Activities:
Net income	$1,094	$762	$521	$(1,385)	$992
Adjustments to reconcile income from continuing operations to cash provided by (used for) operating activities from continuing operations:
Depreciation	29	14	21	—	64
Amortization of intangibles	—	—	40	—	40
Provision for losses on accounts receivable	—	(4)	7	—	3
Deferred income taxes	(139)	161	144	—	166
Stock-based compensation	16	16	23	—	55
Other	107	22	10	—	139
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	10	16	(70)	—	(44)
Prepaid and current assets	(35)	22	7	—	(6)
Accounts payable and accrued expenses	(100)	(76)	(10)	—	(186)
Unearned revenue	10	(20)	28	—	18
Accrued legal and regulatory settlements	—	(1,624)	—	—	(1,624)
Other current liabilities	(19)	(12)	(22)	—	(53)
Net change in prepaid/accrued income taxes	166	—	(26)	—	140
Net change in other assets and liabilities	91	4	(155)	—	(60)
Cash provided by (used for) operating activities from continuing operations	1,230	(719)	518	(1,385)	(356)
Investing Activities:
Capital expenditures	(38)	(7)	(29)	—	(74)
Acquisitions, net of cash acquired	(2,241)	—	(152)	—	(2,393)
Proceeds from dispositions	—	—	14	—	14
Changes in short-term investments	—	—	(3)	—	(3)
Cash used for investing activities from continuing operations	(2,279)	(7)	(170)	—	(2,456)
Financing Activities:
Proceeds from issuance of senior notes, net	2,674	—	—	—	2,674
Dividends paid to shareholders	(274)	—	—	—	(274)
Dividends and other payments paid to noncontrolling interests	—	—	(67)	—	(67)
Contingent consideration payment	(5)	—	—	—	(5)
Purchase of CRISIL shares	—	—	(16)	—	(16)
Repurchase of treasury shares	(501)	—	—	—	(501)
Exercise of stock options	76	—	1	—	77
Excess tax benefits from share-based payments	39	—	—	—	39
Intercompany financing activities	(2,192)	727	80	1,385	—
Cash (used for) provided by financing activities from continuing operations	(183)	727	(2)	1,385	1,927
Effect of exchange rate changes on cash from continuing operations	(9)	—	(33)	—	(42)
Cash (used for) provided by continuing operations	(1,241)	1	313	—	(927)
Discontinued Operations:
Cash used for operating activities	—	—	(129)	—	(129)
Cash used for discontinued operations	—	—	(129)	—	(129)
Net change in cash and cash equivalents	(1,241)	1	184	—	(1,056)
Cash and cash equivalents at beginning of period	1,402	—	1,095	—	2,497
Cash and cash equivalents at end of period	$161	$1	$1,279	$—	$1,441

	Statement of Cash Flows
	Nine Months Ended September 30, 2014
(in millions)	McGraw Hill Financial, Inc.	Standard & Poor's Financial Services LLC	Non-Guarantor Subsidiaries	Eliminations	McGraw Hill Financial Inc. Consolidated
Operating Activities:
Net income	$725	$612	$443	$(972)	$808
Less: discontinued operations, net	15	—	—	—	15
Income from continuing operations	710	612	443	(972)	793
Adjustments to reconcile income from continuing operations to cash provided by (used for) operating activities from continuing operations:
Depreciation	30	13	21	—	64
Amortization of intangibles	2	—	34	—	36
Provision for losses on accounts receivable	—	(3)	8	—	5
Deferred income taxes	(18)	—	(15)	—	(33)
Stock-based compensation	23	23	26	—	72
Other	—	85	21	—	106
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	2	67	(57)	—	12
Prepaid and current assets	(30)	4	18	—	(8)
Accounts payable and accrued expenses	(153)	(141)	83	—	(211)
Unearned revenue	(10)	(14)	31	—	7
Other current liabilities	22	(67)	(20)	—	(65)
Net change in prepaid/accrued income taxes	99	3	(9)	—	93
Net change in other assets and liabilities	14	2	(67)	—	(51)
Cash provided by operating activities from continuing operations	691	584	517	(972)	820
Investing Activities:
Capital expenditures	(12)	(11)	(29)	—	(52)
Acquisitions, net of cash acquired	—	—	(65)	—	(65)
Proceeds from dispositions	44	—	39	—	83
Changes in short-term investments	—	—	(1)	—	(1)
Cash provided by (used for) investing activities from continuing operations	32	(11)	(56)	—	(35)
Financing Activities:
Dividends paid to shareholders	(245)	—	—	—	(245)
Dividends and other payments paid to noncontrolling interests	—	—	(31)	—	(31)
Contingent consideration payment	—	—	(11)	—	(11)
Repurchase of treasury shares	(362)	—	—	—	(362)
Exercise of stock options	156	—	3	—	159
Excess tax benefits from share-based payments	89	—	—	—	89
Intercompany financing activities	(108)	(573)	(291)	972	—
Cash used for financing activities from continuing operations	(470)	(573)	(330)	972	(401)
Effect of exchange rate changes on cash from continuing operations	(8)	—	(16)	—	(24)
Cash provided by continuing operations	245	—	115	—	360
Discontinued Operations:
Cash provided by operating activities	16	—	—	—	16
Cash provided by discontinued operations	16	—	—	—	16
Net change in cash and cash equivalents	261	—	115	—	376
Cash and cash equivalents at beginning of period	685	—	857	—	1,542
Cash and cash equivalents at end of period	$946	$—	$972	$—	$1,918

15.	Subsequent Event

We are in the preliminary stages of evaluating a range of strategic options for J.D. Power included in our Commodities & Commercial segment that best positions J.D. Power for future growth.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

The following Management's Discussion and Analysis (“MD&A”) provides a narrative of the results of operations and financial condition of McGraw Hill Financial, Inc. (together with its consolidated subsidiaries, "McGraw Hill Financial," the “Company,” “we,” “us” or “our”) for the three and nine months ended September 30, 2015. The MD&A should be read in conjunction with the consolidated financial statements, accompanying notes and MD&A included in our Form 10-K for the year ended December 31, 2014 (our “Form 10-K”), which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The MD&A includes the following sections:

•	Overview

•	Results of Operations — Comparing the Three and Nine Months Ended September 30, 2015 and 2014

•	Liquidity and Capital Resources

•	Reconciliation of Non-GAAP Financial Information

•	Critical Accounting Estimates

•	Recently Adopted Accounting Standards

•	Forward-Looking Statements

OVERVIEW

We are a leading ratings, benchmarks, analytics, data and research provider serving the global capital, commodities and commercial markets. The capital markets include asset managers, investment banks, commercial banks, exchanges and issuers; the commodities markets include producers, traders and intermediaries within energy, metals, and agriculture; and the commercial markets include professionals and corporate executives within automotive and marketing / research information services.

Our operations consist of four reportable segments: Standard & Poor’s Ratings Services (“S&P Ratings”), S&P Capital IQ and SNL, S&P Dow Jones Indices ("S&P DJ Indices") and Commodities & Commercial Markets (“C&C”).

•	S&P Ratings is an independent provider of credit ratings, research and analytics, offering investors and market participants information, ratings and benchmarks.

•	S&P Capital IQ and SNL is a global provider of multi-asset-class data, research and analytical capabilities, which integrate cross-asset analytics and desktop services.

•	S&P DJ Indices is a global index provider that maintains a wide variety of valuation and index benchmarks for investment advisors, wealth managers and institutional investors.

•
C&C consists of business-to-business companies specializing in commercial and commodities markets that deliver their customers access to high-value information, data, analytic services and pricing and quality benchmarks.

Key results for the periods ended September 30 are as follows:

(in millions, except per share amounts)	Three Months			Nine Months
	2015	2014	% Change [1]	2015	2014	% Change [1]
Revenue	$1,324	$1,263	5%	$3,938	$3,761	5%
Operating profit	$410	$366	12%	$1,493	$1,261	18%
Operating margin %	31%	29%		38%	34%
Diluted earnings per share from continuing operations	$0.92	$0.68	35%	$3.30	$2.59	27%

[1]	% changes in the tables throughout the MD&A are calculated off of the actual number, not the rounded number presented.

Three Months

Revenue increased 5% driven by increases at S&P Capital IQ and SNL, C&C and S&P DJ Indices, partially offset by a decrease at S&P Ratings. Excluding revenue from acquisitions of 3 percentage points, revenue increased 2%. Revenue growth at S&P Capital IQ and SNL was favorably impacted by growth of the legacy S&P Capital IQ products driven by increases in average contract values for each product and the acquisition of SNL Financial ("SNL"). The revenue increase at C&C was primarily driven by continued demand for Platts’ proprietary content as annualized contract values increased, and the acquisition of Used Car Guide at J.D. Power in July of 2015. Revenue growth at S&P DJ Indices is primarily due to higher volumes for exchange-traded derivatives and higher average levels of assets under management for ETFs and mutual funds. These revenue increases were partially offset by a decrease at S&P Ratings driven by reduced market issuance internationally and lower bank loan ratings revenue, and the unfavorable impact of foreign exchange rates by 2 percentage points.

Operating profit increased 12% in the quarter driven by revenue growth at S&P Capital IQ and SNL, C&C and S&P DJ Indices and cost containment efforts at S&P Ratings, offset by the impact of SNL operating costs. Excluding the net unfavorable impact of legal settlement charges and insurance recoveries of 5 percentage points and impact of acquisition-related costs related to the acquisition of SNL of 7 percentage points, partially offset by the favorable impact of higher restructuring charges recorded in the third quarter of 2014 of 12 percentage points and corporate development activities recorded in the third quarter of 2014 of 1 percentage point, operating profit increased 11%.

Nine Months

Revenue increased 5% driven by increases at all of our segments. Revenue growth at S&P Capital IQ and SNL was due to growth of the legacy S&P Capital IQ products driven by increases in average contract values for each product and the acquisition of SNL. The revenue increase at C&C was primarily driven by continued demand for Platts’ proprietary content as annualized contract values increased and the acquisition of Used Car Guide at J.D. Power in July of 2015. Revenue growth at S&P DJ Indices primarily due to higher volumes for exchange-traded derivatives and higher average levels of assets under management for ETFs and mutual funds. The increase at S&P Ratings was driven by growth in corporate bond ratings revenue in the U.S. and increases in U.S. Public Finance issuance, partially offset by the unfavorable impact of foreign exchange rates and a decline in bank loan ratings revenue.

Operating profit increased 18% in the first nine months of 2015 driven by revenue growth at S&P Capital IQ and SNL, C&C, S&P DJ Indices and S&P Ratings, and cost containment efforts at S&P Ratings, and a net reduction in legal settlement-related expenses. Excluding the favorable impact of higher restructuring charges recorded in the third quarter of 2014 of 2 percentage points, the net impact of legal settlement charges and insurance recoveries of 2 percentage points, and the gain on the sale of our interest in a legacy McGraw Hill Construction investment of 1 percentage point, partially offset by the unfavorable impact of acquisition-related costs related to the acquisition of SNL of 2 percentage points, operating profit increased 15%.

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

RESULTS OF OPERATIONS — COMPARING THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

Consolidated Review

(in millions)	Three Months			Nine Months
	2015	2014	% Change	2015	2014	% Change

Revenue	$1,324	$1,263	5%	$3,938	$3,761	5%
Total Expenses:
Operating-related expenses	407	402	1%	1,218	1,205	1%
Selling and general expenses	470	462	2%	1,134	1,186	(4)%
Depreciation and amortization	37	33	13%	104	100	4%
Total expenses	914	897	2%	2,456	2,491	(1)%
Other (income) loss	—	—	N/M	(11)	9	N/M
Operating profit	410	366	12%	1,493	1,261	18%
Interest expense, net	30	12	N/M	62	40	55%
Provision for taxes on income	99	139	(29)%	439	428	2%
Income from continuing operations	281	215	30%	992	793	25%
Discontinued operations, net	—	2	N/M	—	15	N/M
Less: net income from continuing operations attributable to noncontrolling interests	(29)	(27)	11%	(83)	(77)	9%
Net income attributable to McGraw Hill Financial, Inc.	$252	$190	33%	$909	$731	24%
N/M - not meaningful

Revenue

The following table provides consolidated revenue information for the periods ended September 30:

(in millions)	Three Months			Nine Months
	2015	2014	% Change	2015	2014	% Change
Subscription / Non-transaction revenue	$839	$770	9%	$2,384	$2,273	5%
Non-subscription / Transaction revenue	$485	$493	(2)%	$1,554	$1,488	4%

Domestic revenue	$810	$724	12%	$2,385	$2,170	10%
International revenue	$515	$539	(5)%	$1,553	$1,591	(2)%

Three Months

Subscription / non-transaction revenue increased 9% primarily from growth at S&P Capital IQ and SNL due to an increase in the average contract values driven by increases in existing accounts as well as continued demand for Platts’ proprietary content. Non-subscription / transaction revenue decreased 2% primarily due to a decline at S&P Ratings driven by reduced market issuance internationally and a decrease in bank loan ratings revenue, partially offset by higher assets under management for ETFs and mutual funds and higher volumes for exchange-traded derivatives at S&P DJ Indices. See “Segment Review” below for further information.

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

Nine Months

Subscription / non-transaction revenue increased 5% primarily from growth at S&P Capital IQ and SNL due to an increase in the average contract values as well as continued demand for Platts’ proprietary content. Non-subscription / transaction revenue increased 4% primarily due to growth at S&P Ratings due to increases in U.S. corporate bond ratings revenue and U.S. public finance revenues, partially offset by a decline in the bank loan ratings revenue and growth at S&P DJ Indices due to higher assets under management for ETFs and mutual funds and higher volumes for exchange-traded derivatives. See “Segment Review” below for further information.

The unfavorable impact of foreign exchange rates reduced revenue by 2 percentage points.

Total Expenses

The following tables provide an analysis by segment of our operating-related expenses and selling and general expenses for the periods ended September 30:

Three Months

(in millions)	2015		2014		% Change
	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses
S&P Ratings	$174	$209	$188	$223	(7)%	(6)%
S&P Capital IQ and SNL	150	138	136	99	10%	40%
S&P DJ Indices	26	22	25	29	3%	(27)%
C&C	79	68	74	75	7%	(9)%
Intersegment eliminations	(22)	—	(21)	—	(6)%	N/M
Total segments	407	437	402	426	1%	2%
Unallocated expense	—	33	—	36	N/M	(10)%
Total	$407	$470	$402	$462	1%	2%
N/M - not meaningful

Operating-Related Expenses

Operating-related expenses increased 1%. Increases at S&P Capital IQ and SNL primarily driven by the acquisition of SNL in September of 2015 and increases at C&C due to higher incentive costs were partially offset by a decrease at S&P Ratings driven by our compensation cost containment efforts resulting from 2014 restructuring actions.

Intersegment eliminations primarily relate to a royalty charged to S&P Capital IQ and SNL for the rights to use and distribute content and data developed by S&P Ratings.

Selling and General Expenses

Selling and general expenses increased 2%. Excluding the unfavorable impact of legal settlement charges of 10 percentage points and impact of acquisition-related costs related to the acquisition of SNL of 9 percentage points, partially offset by the favorable impact of restructuring charges recorded in the third quarter of 2014 of 13 percentage points and a benefit related to legal insurance recoveries of 3 percentage points, selling and general expenses remained flat. Increases at S&P Capital IQ and SNL primarily driven by the acquisition of SNL in September 2015, increases at C&C due to higher incentive costs, as well as increased implementation costs of the Dodd-Frank Wall Street Reform and Consumer Protection Act were offset by declines at S&P Ratings primarily driven by lower incentive costs.

Depreciation and Amortization

Depreciation and amortization increased compared to the third quarter of 2014 due to higher intangible asset amortization in 2015 due to the acquisition of SNL in September of 2015 and the acquisition of Used Car Guide in July of 2015.

Nine Months

(in millions)	2015		2014		% Change
	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses
S&P Ratings	$541	$432	$576	$499	(6)%	(14)%
S&P Capital IQ and SNL	437	346	411	300	6%	15%
S&P DJ Indices	78	65	69	76	12%	(14)%
C&C	227	193	211	210	8%	(8)%
Intersegment eliminations	(65)	—	(64)	—	(2)%	N/M
Total segments	1,218	1,036	1,203	1,085	1%	(4)%
Unallocated expense	—	98	2	100	(100)%	(2)%
Total	$1,218	$1,134	$1,205	$1,185	1%	(4)%
N/M - not meaningful

Operating-Related Expenses

Operating-related expenses increased 1%. Increases at S&P Capital IQ and SNL primarily driven by higher data processing costs and the acquisition of SNL in September of 2015 and increases at C&C due to higher incentive costs were partially offset by declines at S&P Ratings driven by our compensation cost containment efforts resulting from 2014 restructuring actions.

Intersegment eliminations primarily relate to a royalty charged to S&P Capital IQ and SNL for the rights to use and distribute content and data developed by S&P Ratings.

Selling and General Expenses

Selling and general expenses decreased 4%. Excluding the unfavorable impact of legal settlement charges of 6 percentage points and impact of acquisition-related costs related to the acquisition of SNL of 3 percentage points, partially offset by a benefit related to legal insurance recoveries of 8 percentage points and the favorable impact of higher restructuring charges recorded in the third quarter of 2014 of 2 percentage points, selling and general expenses decreased 2%. The decline was due to decreases at S&P Ratings driven by lower incentive and legal costs, partially offset by increased costs related to the implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Depreciation and Amortization

Depreciation and amortization increased compared to the first nine months of 2014 due to higher intangible asset amortization in 2015 due to the acquisition of SNL in September of 2015 and the acquisition of Used Car Guide in July of 2015.

Other (Income) Loss
During the nine months ended September 30, 2015, we completed the sale of our interest in a legacy McGraw Hill Construction investment that resulted in a gain of $11 million.
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
The tables below reconcile segment operating profit to total operating profit for the periods ended September 30:

Three Months

(in millions)	2015	2014	% Change
S&P Ratings	$194	$183	6%
S&P Capital IQ and SNL	53	64	(18)%
S&P DJ Indices	106	86	23%
C&C	93	71	30%
Total segment operating profit	446	404	10%
Unallocated expense	(36)	(38)	(8)%
Total operating profit	$410	$366	12%

Segment Operating Profit — Increased 10% in the quarter as compared to the third quarter of 2014. Excluding the impact of legal settlement charges of 7 percentage points and the impact of acquisition-related costs related to the acquisition of SNL of 6 percentage points, partially offset by the favorable impact of higher restructuring charges recorded in the third quarter of 2014 of 8 percentage points, the benefit of insurance recoveries of 2 percentage points and the favorable impact of corporate development activities recorded in the third quarter of 2014 of 1 percentage point, segment operating profit increased by 11%. Revenue growth at S&P Capital IQ and SNL, C&C and S&P DJ Indices and cost containment efforts at S&P Ratings during the quarter were the primary drivers for the increase. See “Segment Review” below for further information.

Unallocated Expense — These expenses, included in selling and general expenses, mainly include costs for corporate center functions, select initiatives, unoccupied office space and corporate overhead costs allocable to discontinued operations. Excluding the impact of restructuring charges, unallocated expense increased by $4 million or 11% as compared to the third quarter of 2014, primarily driven by an increase in professional fees.

Foreign exchange rates had a favorable impact on operating profit of 1 percentage point. This impact refers to constant currency comparisons and the remeasurement of monetary assets and liabilities. Constant currency impacts are estimated by re-calculating current year results of foreign operations using the average exchange rate from the prior year. Remeasurement impacts are based on the variance between current-year and prior-year foreign exchange rate fluctuations on assets and liabilities denominated in currencies other than the individual businesses functional currency.

Nine Months

(in millions)	2015	2014	% Change
S&P Ratings	$846	$730	16%
S&P Capital IQ and SNL	178	172	4%
S&P DJ Indices	297	260	14%
C&C	265	217	22%
Total segment operating profit	1,586	1,379	15%
Unallocated expense	(93)	(118)	(21)%
Total operating profit	$1,493	$1,261	18%

Segment Operating Profit — Increased 15% in the first nine months of 2015 as compared to the first nine months of 2014. Excluding the impact of legal settlement charges of 5 percentage points and the impact of acquisition-related costs related to the acquisition of SNL of 2 percentage points, partially offset by the benefit of insurance recoveries of 6 percentage points and the favorable impact of higher restructuring charges recorded in the third quarter of 2014 of 2 percentage points, segment operating profit increased by 13%. Excluding the impact of the insurance recoveries, acquisition-related costs related to the acquisition of SNL, restructuring charges and legal settlement charges, segment operating margins were 43% and 39% for the first nine months of 2015 and 2014, respectively. Revenue growth at S&P Capital IQ and SNL, C&C, S&P DJ Indices and S&P Ratings, and cost containment efforts at S&P Ratings during the first nine months of 2015 were the primary drivers for the increase. See “Segment Review” below for further information.

Unallocated Expense — These expenses, included in selling and general expenses, mainly include costs for corporate center functions, select initiatives, unoccupied office space and corporate overhead costs allocable to discontinued operations. Excluding the sale of our interest in a legacy McGraw Hill Construction investment and the impact of restructuring charges, unallocated expense decreased by $8 million or 7% as compared to the first nine months of 2014. This decrease was primarily driven by the impact of a $9 million loss recorded in the second quarter of 2014 related to the sale of the Company's aircraft.

Foreign exchange rates had a favorable impact on operating profit of less than 1 percentage point.

Interest Expense, net

Net interest expense increased compared to the third quarter and first nine months of 2014 primarily as a result of higher interest expense related to the $700 million of senior notes issued in the second quarter of 2015 and the $2.0 billion of senior notes issued in the third quarter of 2015.

Provision for Income Taxes

The effective income tax rate for continuing operations was 25.9% and 30.7% for the three and nine months ended September 30, 2015, respectively, and 39.2% and 35.1% for the three and nine months ended September 30, 2014, respectively. The decrease in the effective income tax rate was primarily due to the combined impact of the resolutions of tax audits, increased income in lower tax rate jurisdictions, and the non-deductible tax treatment of certain regulatory charges incurred during 2014.

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

The following table provides revenue and segment operating profit information for the periods ended September 30:

(in millions)	Three Months			Nine Months
	2015	2014	% Change	2015	2014	% Change
Revenue:
Transaction	$244	$269	(9)%	$862	$841	3%
Non-transaction	343	335	3%	989	996	(1)%
Total revenue	$587	$604	(3)%	$1,851	$1,837	1%
% of total revenue:
Transaction	42%	45%		47%	46%
Non-transaction	58%	55%		53%	54%

Domestic revenue	$340	$316	8%	$1,078	$977	10%
International revenue	$247	$288	(14)%	$773	$860	(10)%

Operating profit [1]	$194	$183	6%	$846	$730	16%
Operating margin %	33%	30%		46%	40%

[1]
Operating profit for the three and nine months ended September 30, 2015 includes legal settlement charges partially offset by a benefit related to legal settlement insurance recoveries of $86 million and $40 million, respectively. Additionally, operating profit for the nine months ended September 30, 2015 includes restructuring charges of $8 million. Operating profit for the three and nine months ended September 30, 2014 includes legal settlement charges of $60 million and restructuring charges of $23 million.

Three Months

Revenue decreased 3%, reflecting the unfavorable impact of foreign exchange rates which reduced revenue by 4 percentage points. Transaction revenue decreased in the quarter driven by reduced market issuance internationally across all regions, primarily impacting corporate bond ratings revenue and structured finance. Bank loan ratings revenue also contributed to the decline primarily driven by Europe as well as bank loan ratings revenue from infrastructure ratings. These decreases were partially offset by growth in U.S. investment-grade issuance reflecting an increase in large issuance deals driven by merger and acquisitions (M&A) activity and increases in U.S. Public Finance issuance. Non-transaction revenue grew primarily due to RES activity and increases at CRISIL in their Global Research & Analytics business as sales to new clients, mainly within the risk and analytics sector, increased, partially offset by lower entity credit ratings activity driven by a decline in new issuers.

Operating profit increased 6%. Excluding the unfavorable impact of legal settlement charges of 14 percentage points, partially offset by the favorable impact of restructuring charges recorded in the third quarter of 2014 of 10 percentage points and a benefit related to legal insurance recoveries of 4 percentage points, operating profit increased 5%. This increase was driven by reduced legal fees following the resolution of a number of significant legal matters, and decreased compensation costs primarily driven by lower incentive costs and cost containment resulting from 2014 restructuring actions, partially offset by increased costs resulting from the implementation of the Dodd-Frank Wall Street Reform of the Consumer Protection Act and the unfavorable impact of foreign exchange rates of 2 percentage points.

Nine Months

Revenue increased 1% driven by growth in corporate bond ratings revenue in the U.S. and increases in U.S. Public Finance issuance, partially offset by the unfavorable impact of foreign exchange rates which reduced revenue by 4 percentage points and a decline in bank loan ratings revenue. Excluding the unfavorable impact of foreign exchange rates, non-transaction revenue increased primarily due to an increase in annual fees and increased RES activity, partially offset by lower entity credit ratings activity.

Operating profit increased 16%. Excluding the benefit of legal insurance recoveries that favorably impacted operating profit by 11 percentage points and the favorable impact of higher restructuring charges recorded in 2014 of 2 percentage points, partially offset by the unfavorable impact of legal settlement charges of 9 percentage points, operating profit increased 10%. This increase was driven by the increase in revenue, decreased compensation costs primarily driven by lower incentive costs and cost containment resulting from 2014 restructuring actions and reduced legal fees following the resolution of a number of significant legal matters, partially offset by increased costs related to the implementation of the Dodd-Frank Wall Street Reform of the Consumer Protection Act and the unfavorable impact of foreign exchange rates of 2 percentage points.

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

	Third Quarter Compared to Prior Year		Year-to-Date Compared to Prior Year
Corporate Issuance	U.S.	Europe	U.S.	Europe
High-yield issuance	(43)%	(14)%	(5)%	(31)%
Investment-grade	33%	(31)%	33%	(22)%
Total new issue dollars — corporate issuance	14%	(29)%	24%	(24)%

•
Corporate issuance in the U.S. was up in the quarter and first nine months of 2015 driven by a strong double-digit increase in investment-grade debt issuance. The trend of high par value deals, but lower volumes continued this quarter. Strong M&A activity was a major driver of large financing transactions that resulted in increased issuance. Strong U.S. investment-grade debt issuance was partially offset by weakness in U.S. high-yield debt issuance in both the quarter and year-to-date periods.

•	Corporate issuance in Europe for both investment-grade and high-yield decreased in the quarter and first nine months of 2015 as a result of economic and political uncertainty in the European markets.

	Third Quarter Compared to Prior Year		Year-to-Date Compared to Prior Year
Structured Finance	U.S.	Europe	U.S.	Europe
Asset-backed securities (“ABS”)	(24)%	39%	(2)%	15%
Structured Credit	(38)%	(55)%	(16)%	(10)%
Commercial mortgage-backed securities (“CMBS”)	(25)%	33%	12%	224%
Residential mortgage-backed securities (“RMBS”)	9%	483%	32%	199%
Covered bonds	*	82%	*	20%
Total new issue dollars — structured finance	(27)%	98%	(1)%	38%

*	Represents no activity in 2015 and 2014.

•
ABS issuance in the U.S. was down for the quarter driven by a decline in credit card and student loan transactions. ABS issuance in Europe was up for the quarter and year-to date periods as a result of favorable spreads and investors looking for diversification.

•	Issuance was down in the U.S. and European Structured Credit markets for the quarter and year-to-date periods driven by lower availability of leveraged loans and overall market volatility.

•
CMBS issuance in the U.S. was down in the quarter with the mix reflecting a lower proportion of single borrower transactions compared to the prior-year period. Year-to-date issuance was up in the U.S. reflecting favorable market conditions and investor demand during the first half of the year. European CMBS issuance was up for both the quarter and year-to-date, although from a low 2014 base.

•
RMBS volume in the U.S. was up in the quarter and year-to-date driven by a mix of deal types. The significant increase in the European RMBS volume was predominantly driven by the issuance of one large transaction; excluding this transaction volume was up 15%.

•
Covered bond issuance (which are debt securities backed by mortgages or other high-quality assets that remain on the issuer's balance sheet) in Europe was up in both the quarter and year-to-date periods due to historically low yields. The European Central Bank's purchase program is also adding to the demand side, with banks and financial institutions taking advantage of attractive lower rates.

For a further discussion of the legal and regulatory environment see Note 11 – Commitments and Contingencies to the consolidated financial statements of this Form 10-Q.

S&P Capital IQ and SNL

S&P Capital IQ and SNL's portfolio of capabilities are designed to help the financial community track performance, generate better investment returns (alpha), identify new trading and investment ideas, perform risk analysis, and develop mitigation strategies.

S&P Capital IQ and SNL includes the following business lines:

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

•
SNL — a product suite that includes standardized and as-reported financials, sector-specific templates, asset-level data, mapping and regulatory data accessible through SNL Unlimited that provides in-depth coverage of industry-specific financial market data from over 6,500 public companies and over 50,000 private companies across the globe, comprehensive market data on a variety of assets, and M&A and Capital Market activities.

The following table provides revenue and segment operating profit information for the periods ended September 30:

(in millions)	Three Months			Nine Months
	2015	2014	% Change	2015	2014	% Change
Revenue:
Subscription revenue	$322	$283	14%	$900	$832	8%
Non-subscription revenue	34	28	18%	100	87	14%
Total revenue	$356	$311	14%	$1,000	$919	9%

Domestic revenue	$236	$203	16%	$660	$603	9%
International revenue	$120	$108	12%	$340	$316	8%

Operating profit [1]	$53	$64	(18)%	$178	$172	4%
Operating margin %	15%	21%		18%	19%

[1]
Operating profit for the three and nine months ended September 30, 2015 includes acquisition costs of $32 million related to the acquisition of SNL. Additionally, operating profit for the nine months ended September 30, 2015 includes restructuring charges of $12 million. Operating profit for the three and nine months ended September 30, 2014 includes restructuring charges of $4 million.

Three Months

Revenue increased 14% with revenue favorably impacted by 7 percentage points from growth in the S&P Capital IQ Desktop, RatingsXpress® and RatingsDirect®, and 7 percentage points from the acquisition of SNL. Revenue growth of the legacy S&P Capital IQ products was primarily driven by increases in average contract values for each product from existing customers. These increases were partially offset by declines in the equity research business and the unfavorable impact of foreign exchange rates which reduced revenue by 1 percentage point. The number of users on the S&P Capital IQ Desktop and the number of customers at RatingsXpress® continued to grow in the quarter. Both domestic and international revenue increased, and international revenue represented approximately 35% of S&P Capital IQ and SNL's total revenue. International revenue growth in the quarter was primarily driven by sales growth of the S&P Capital IQ Desktop in Europe and Asia. Sales growth of RatingsXpress® in Asia also contributed to the increase in international revenue.

Operating profit decreased 18%. Excluding the impact of acquisition-related costs related to the acquisition of SNL of 47 percentage points, partially offset by the favorable impact of restructuring charges recorded in the third quarter of 2014 of 5 percentage points, operating profit increased 25%. This increase is due to revenue growth and the favorable impact of foreign exchange rates of 8 percentage points, partially offset by higher incentive costs and technology costs.

Nine Months

Revenue increased 9% primarily due to growth from the S&P Capital IQ Desktop, RatingsXpress® and RatingsDirect®, driven by increases in average contract values for each product from the comparable prior year period. These increases were partially offset by declines in the equity research business, the unfavorable impact of foreign exchange rates which reduced revenue by 1 percentage point and the unfavorable impact related to the closure of a non-core business. The acquisition of SNL in September of 2015 favorably impacted revenue in the first nine months of 2015 by 2 percentage points.

Operating profit increased 4%. Excluding the impact of acquisition-related costs related to the acquisition of SNL of 18 percentage points and the unfavorable impact of higher restructuring charges recorded in 2015 of 5 percentage points, operating profit increased 26%. This increase is due to revenue growth, the favorable impact of foreign exchange rates of 8 percentage points and lower incentive costs, partially offset by higher technology costs.

S&P Dow Jones Indices

S&P DJ Indices is a global index provider that maintains a wide variety of indices to meet an array of investor needs. S&P DJ Indices’ mission is to provide transparent benchmarks to help with decision making, collaborate with the financial community to create innovative products and provide investors with tools to monitor world markets.
S&P DJ Indices generates subscription revenue but primarily derives revenue from non-subscription products based on the S&P DJ Indices. Specifically, S&P DJ Indices generates revenue from the following sources:

•	Investment vehicles — such as ETFs, which are based on the S&P Dow Jones Indices' benchmarks and generate revenue through fees based on assets and underlying funds;

•	Exchange traded derivatives — which generate royalties based on trading volumes of derivatives contracts listed on various exchanges;

•	Index-related licensing fees — which are either fixed or variable annual and per-issue fees for over-the-counter derivatives and retail-structured products; and

•	Data and customized index subscription fees — which support index fund management, portfolio analytics and research.

The following table provides revenue and segment operating profit information for the periods ended September 30:

(in millions)	Three Months			Nine Months
	2015	2014	% Change	2015	2014	% Change
Revenue:
Non-subscription revenue	$124	$114	8%	$355	$330	8%
Subscription revenue	32	29	12%	91	82	11%
Total revenue	$156	$143	9%	$446	$412	8%

Domestic revenue	$129	$114	13%	$363	$327	11%
International revenue	$27	$29	(5)%	$83	$85	(2)%

Operating profit [1]	$106	$86	23%	$297	$260	14%
Less: net operating profit attributable to noncontrolling interests	26	23		76	69
Net operating profit	$80	$63	25%	$221	$191	16%
Operating margin %	68%	61%		67%	63%
Net operating margin %	51%	44%		50%	46%

[1]	Operating profit for the three and nine months ended September 30, 2014 includes $4 million of professional fees largely related to corporate development activities.

Three Months

Revenue at S&P DJ Indices increased 9%, primarily driven by higher volumes for exchange-traded derivatives and higher average levels of assets under management ("AUM") for ETFs and mutual funds, partially offset by lower over-the-counter derivative revenue. AUM for ETFs rose 2% to $749 billion in the third quarter of 2015 from $733 billion in the third quarter of 2014. However, AUM for the third quarter of 2015 were lower than the amount in the second quarter of 2015 of $792 billion and $832 billion in the fourth quarter of 2014, primarily due to the flow of investment funds to the developed international equity markets and the impact of lower equity prices. The unfavorable impact of foreign exchange rates reduced revenue by 1 percentage point.

Operating profit grew 23%. Excluding the impact of professional fees largely related to corporate development activities recorded in the third quarter of 2014 of 5 percentage points, operating profit increased 18%. This increase was primarily due to revenue growth, a decrease in operating costs primarily resulting from cost containment and lower incentive costs, partially offset by increased compensation costs. The unfavorable impact of foreign exchange rates reduced operating profit by 1 percentage point.

Nine Months

Revenue at S&P DJ Indices increased 8%, primarily driven by higher volumes for exchange-traded derivatives and higher average levels of AUM for ETFs and mutual funds, partially offset by lower over-the-counter derivative revenue. Additionally, the year-over-year revenue increase was unfavorably impacted by the refinement of our process for estimating revenue for certain products that favorably impacted the first nine months of 2014 which caused a one-time revenue increase in the prior-year period. The unfavorable impact of foreign exchange rates reduced revenue by 1 percentage point.

Operating profit grew 14%. Excluding the impact of professional fees largely related to corporate development activities recorded in the third quarter of 2014 of 2 percentage points, operating profit increased 12%. This increase was primarily due revenue growth and a decrease in operating costs primarily resulting from cost containment, partially offset by higher compensation costs. The unfavorable impact of foreign exchange rates reduced operating profit by less than 1 percentage point.

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

•
J.D. Power — provides essential consumer intelligence to help businesses measure, understand, and improve the key performance metrics that drive growth and profitability in automotive and other industries.

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

The following table provides revenue and segment operating profit information for the periods ended September 30:

(in millions)	Three Months			Nine Months
	2015	2014	% Change	2015	2014	% Change
Total revenue	$248	$227	9%	$707	$657	8%

Subscription revenue	$165	$145	14%	$470	$427	10%
Non-subscription revenue	$83	$82	1%	$237	$230	3%

Domestic revenue	$116	$102	15%	$317	$296	7%
International revenue	$132	$125	5%	$390	$361	8%

Operating profit [1]	$93	$71	30%	$265	$217	22%
Operating margin %	37%	31%		38%	33%

[1]
Operating profit for the nine months ended September 30, 2015 includes $1 million of restructuring charges. Operating profit for the three and nine months ended September 30, 2014 includes $12 million of restructuring charges.

Three Months

Revenue grew 9% primarily due to continued demand for Platts’ proprietary content. This growth was mainly continued demand for Platts’ market data and price assessment products across all commodity sectors, led by petroleum. Additionally, revenue benefited from a retroactive revision to annual pricing terms on an existing licensing agreement that occurred in third quarter of 2015. While petroleum is still the biggest driver, the revenue mix continues to become more diversified as other sectors showed positive annualized contract value growth including coal, natural gas, petrochemicals, metals and agriculture. J.D. Power also contributed to the revenue increase due to the acquisition of Used Car Guide (“UCG”) in July of 2015. Excluding the acquisition of UCG, revenue at J.D. Power decreased due to declines in auto consulting and proprietary engagement in China and Japan. The unfavorable impact of foreign exchange rates reduced revenue by 1 percentage point.

Operating profit increased 30%. Excluding the favorable impact of restructuring charges recorded in the third quarter of 2014 of 19 percentage points, operating profit increased 11%. This increase is primarily due to the increase in revenue, the favorable impact of foreign exchange rates of 3 percentage points, partially offset by higher incentive costs at Platts.

Nine Months

Revenue grew 8% primarily due to continued demand for Platts' proprietary content. Platts revenue for the nine months of 2015 was also favorably impacted by the acquisition of Eclipse Energy Group AS and its operating subsidiaries (“Eclipse”) in July of 2014. J.D. Power also contributed to the revenue increase primarily due to the acquisition of UCG in July of 2015. The unfavorable impact of foreign exchange rates reduced revenue by 1 percentage point.

Operating profit increased 22%. Excluding the favorable impact of higher restructuring charges recorded in the third quarter of

2014 of 6 percentage points, operating profit increased 16%. This increase is due to the increase in revenue and the favorable impact of foreign exchange rates of 4 percentage points. These increases were partially offset by higher incentive costs at Platts.

For a further discussion of the legal and regulatory environment see Note 11 – Commitments and Contingencies to the consolidated financial statements of this Form 10-Q.

LIQUIDITY AND CAPITAL RESOURCES

We continue to maintain a strong financial position. Our primary source of funds for operations is cash from our businesses and our core businesses have been strong cash generators. Cash on hand, cash flows from operations and availability under our existing credit facility are expected to be sufficient to meet any additional operating and recurring cash needs into the forseeable future. We use our cash for a variety of needs, including among others: ongoing investments in our businesses, strategic acquisitions, share repurchases, dividends, repayment of debt, capital expenditures and investment in our infrastructure.

Cash Flow Overview

Cash and cash equivalents were $1,441 million as of September 30, 2015, a decrease of $1,056 million from December 31, 2014, and consisted of approximately 10% of domestic cash and 90% of cash held abroad. Typically, cash held outside the U.S. is anticipated to be utilized to fund international operations or to be reinvested outside of the U.S., as a significant portion of our opportunities for growth in the coming years is expected to be abroad. In the event funds from international operations are needed to fund operations in the U.S., we would be required to accrue for and pay taxes in the U.S. to repatriate these funds.

The following table provides cash flow information for the nine months ended September 30:

(in millions)	2015	2014	% Change
Net cash (used for) provided by:
Operating activities from continuing operations	$(356)	$820	N/M
Investing activities from continuing operations	$(2,456)	$(35)	N/M
Financing activities from continuing operations	$1,927	$(401)	N/M
N/M - not meaningful

In the first nine months of 2015, free cash flow decreased to $(497) million compared to $737 million in the first nine months of 2014. The decrease is primarily due to the decrease in cash (used for) provided by operating activities as discussed below. Free cash flow is a non-GAAP financial measure and reflects our cash flow (used for) provided by operating activities less capital expenditures and dividends and other payments paid to noncontrolling interests. Capital expenditures include purchases of property and equipment and additions to technology projects. See “Reconciliation of Non-GAAP Financial Information” below for a reconciliation of cash flow provided by operating activities, the most directly comparable U.S. GAAP financial measure, to free cash flow and free cash flow excluding certain items.

Operating activities

Cash used for operating activities was $356 million for the first nine months of 2015 compared to cash provided by operating activities of $820 million for the first nine months of 2014. The decrease is mainly due to the payment of legal and regulatory settlements in 2015.

Investing activities

Our cash outflows from investing activities are primarily for acquisitions and capital expenditures, while cash inflows are primarily proceeds from dispositions.

Cash used for investing activities increased to $2,456 million for the first nine months of 2015, primarily due to the acquisition of SNL in September of 2015. Refer to Note 2 — Acquisitions and Divestitures to our unaudited consolidated financial statements for further information.

Financing activities

Our cash outflows from financing activities consist primarily of share repurchases, dividends to shareholders and repayments of short-term and long-term debt, while cash inflows are primarily attributable to the borrowing of short-term and long-term debt and proceeds from the exercise of stock options.

Cash provided by financing activities was $1,927 million in the first nine months of 2015 as compared to cash used for financing activities of $401 million in the first nine months of 2014 driven by the issuance of senior notes in the first nine months of 2015, partially offset by an increase in cash used for the repurchase of treasury shares.

On August 18, 2015, we issued $2.0 billion of senior notes (the "Notes"), consisting of $400 million of 2.5% senior notes due in 2018, $700 million of 3.3% senior notes due in 2020 and $900 million of 4.4% senior notes due in 2026. The Notes are fully and unconditionally guaranteed by our wholly-owned subsidiary, Standard & Poor's Financial Services LLC. We used the net proceeds to finance the acquisition.

On May 26, 2015, we issued $700 million of 4.0% senior notes due in 2025 and used a portion of the net proceeds for the repayment of short-term debt, including commercial paper. The 4.0% senior notes will mature on June 15, 2025 and are fully and unconditionally guaranteed by our wholly-owned subsidiary, Standard & Poor's Financial Services LLC.

During the first nine months of 2015, we used cash to repurchase 4.9 million shares for $501 million at an average price paid per share of $102.01, excluding commissions. During the first nine months of 2014, we used cash to repurchase 4.6 million shares for $362 million at an average price paid per share of $79.02, excluding commissions. On June 25, 2014, we repurchased 0.5 million shares of the Company's common stock from the personal holdings of Harold W. McGraw III, then Chairman of the Company's Board of Directors and former President and CEO of the Company, at a discount of 0.35% from the June 24, 2014 New York Stock Exchange closing price. We repurchased these shares with cash for $41 million at an average price of $82.66 per share. This transaction was approved by the Nominating & Corporate Governance Committee of the Company's Board of Directors after consultation with members of the Financial Policy Committee.

Discontinued Operations

Cash used for operating activities from discontinued operations of $129 million in the first nine months of 2015 relates to the tax payment on the gain on sale of McGraw Hill Construction which was sold in the fourth quarter of 2014.

Additional Financing

Currently, we have the ability to borrow a total of $1.2 billion through our commercial paper program, which is supported by our credit facility described below. As of September 30, 2015 and December 31, 2014, we had no commercial paper outstanding or borrowings outstanding under our credit facility. In connection with the payment of legal and regulatory settlements recorded in 2014 and paid largely in 2015, we utilized our commercial paper program and borrowed from our credit facility during the nine months ended September 30, 2015.

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

We pay a commitment fee of 10 to 20 basis points for our credit facility, depending on our indebtedness to cash flow ratio, whether or not amounts have been borrowed and currently pay a commitment fee of 12.5 basis points. The interest rate on borrowings under our credit facility is, at our option, calculated using rates that are primarily based on either the prevailing London Inter-Bank Offer Rate, the prime rate determined by the administrative agent or the Federal Funds Rate. For certain borrowings under this credit facility, there is also a spread based on our indebtedness to cash flow ratio added to the applicable rate.

Our credit facility contains certain covenants. The only financial covenant requires that our indebtedness to cash flow ratio, as defined in our credit facility, is not greater than 4 to 1, and this covenant level has never been exceeded.

On July 24, 2015, in connection with the acquisition of SNL, we entered into a commitment letter. Upon receipt of the proceeds from the issuance of $2.0 billion of senior notes on August 18, 2015, we terminated this commitment letter. See Note 4 — Debt for further information.

On January 22, 2015, Fitch Ratings revised its ratings outlook from negative to stable and affirmed our BBB+ long-term debt rating and F2 short-term/commercial paper rating. On August 7, 2015, Moody's Investor Service assigned a Baa1 long-term debt rating and P-2 commercial paper rating.

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

The presentation of free cash flow and free cash flow excluding certain items are not intended to be considered in isolation or as a substitute for the financial information prepared and presented in accordance with U.S. GAAP. Free cash flow, as we calculate it, may not be comparable to similarly titled measures employed by other companies. The following table presents a reconciliation of our cash flow provided by operating activities to free cash flow excluding the impact of the items below for the nine months ended September 30:

(in millions)	2015	2014
Cash (used for) provided by operating activities from continuing operations	$(356)	$820
Capital expenditures	(74)	(52)
Dividends and other payments paid to noncontrolling interests	(67)	(31)
Free cash flow	(497)	737
Payment of legal and regulatory settlements	1,624	—
Legal settlement insurance recoveries	(101)	—
Tax benefit from legal settlements	(250)	—
Free cash flow excluding above items	$776	$737

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
Forward-looking statements are subject to inherent risks and uncertainties. Factors that could cause actual results to differ materially from those expressed or implied in forward-looking statements include, among other things:

•
the impact of the acquisition of SNL, including the impact on the Company’s results of operations; any failure to successfully integrate SNL into the Company’s operations and generate anticipated synergies and other cost savings; any failure to attract and retain key employees to execute SNL’s growth strategy; any failure to realize the intended tax benefits of the acquisition; and the risk of litigation, competitive responses, or unexpected costs, charges or expenses resulting from or relating to the SNL acquisition;

•
the rapidly evolving regulatory environment, in the United States and abroad, affecting Standard & Poor’s Ratings Services, Platts, S&P Dow Jones Indices, S&P Capital IQ and SNL and the Company’s other businesses, including new and amended regulations and the Company’s compliance therewith;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in our exposure to market risk during the nine months ended September 30, 2015 from those disclosed in our Form 10-K for the year ended December 31, 2014.

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

As of September 30, 2015, an evaluation was performed under the supervision and with the participation of management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2015.

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
Our acquisitions and other strategic transactions may not produce anticipated results.

•	We have made and expect to continue to make acquisitions or enter into other strategic transactions to strengthen our business and grow our Company.

•	Such transactions, including our recent acquisition of SNL Financial LC, present significant challenges and risks.

•	The market for acquisition targets and other strategic transactions is highly competitive, especially in light of industry consolidation, which may affect our ability to complete such transactions.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On December 4, 2013, the Board of Directors approved a share repurchase program authorizing the purchase of up to 50 million shares, which was approximately 18% of the Company's outstanding shares at that time. During the third quarter of 2015, we repurchased 2.3 million shares and, as of September 30, 2015, 40.6 million shares remained under our current share repurchase program.

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

The following table provides information on our purchases of our outstanding common stock during the third quarter of 2015 pursuant to our current share repurchase program (column c). In addition to these purchases, the number of shares in column (a) include: 1) shares of common stock that are tendered to us to satisfy our employees’ tax withholding obligations in connection with the vesting of awards of restricted shares (we repurchase such shares based on their fair market value on the vesting date), and 2) our shares deemed surrendered to us to pay the exercise price and to satisfy our employees’ tax withholding obligations in connection with the exercise of employee stock options. There were no other share repurchases during the quarter outside the repurchases noted below.

(amounts in millions, except per share price)

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs	(d) Maximum Number of Shares that may yet be Purchased Under the Programs
Jul. 1 — Jul. 31, 2015	0.1	$102.58	0.1	42.8
Aug. 1 — Aug. 31, 2015	2.2	98.88	2.2	40.6
Sept. 1 — Sept. 30, 2015	—	93.22	—	40.6
Total — Qtr	2.3	$99.01	2.3	40.6

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

Revenue during the third quarter of 2015 attributable to the transactions or dealings by the Company described below was approximately $176,000, with net profit from such sales being a fraction of the revenues.

During the third quarter of 2015, one of the Company’s divisions, a provider of energy-related information in over 150 countries, sold information and informational materials, which are generally exempt from U.S. economic sanctions, to fourteen Iran-linked subscribers that are designated by the Treasury Department’s Office of Foreign Assets Control (“OFAC”) pursuant to Executive Order 13382 and/or are owned or controlled, or appear to be owned or controlled, by the Government of Iran (the “GOI”). The Company, among other things, offers customers that subscribe to its publications access to proprietary data, analytics, and industry information that enable commodities markets to perform with greater transparency and efficiency. This division provided such data related to the energy and petrochemicals markets to the Iran-linked subscribers referenced above, generating revenue that was a de minimis portion of both the division's and the Company’s revenue. One of the twelve Iran-linked customers is designated by OFAC pursuant to Executive Order 13382; one is designated by OFAC both pursuant to Executive Order 13382 and as a GOI entity; seven are designated by OFAC as GOI entities; and five appear, based on publicly available information, to be owned or controlled by GOI entities. We believe that these transactions were permissible under U.S. sanctions pursuant to certain statutory and regulatory exemptions for the exportation of information and informational materials. The Company will continue to monitor its provision of products and services to these Iranian customers to ensure that such activity continues to be permissible under U.S. sanctions.

Item 6. Exhibits

(2.1)
Agreement and Plan of Merger, dated as of July 24, 2015, among the Company, Venus Sub LLC, SNL Financial LC and New Mountain Partners III (AIV-C), L.P., as incorporated by reference from the Registrant's Form 8-K filed on July 29, 2015.

(4.1)
Second Supplemental Indenture dated as of August 18, 2015, among the Company, Standard & Poor’s Financial Services LLC and U.S. Bank National Association, as trustee, as incorporated from Registrant’s Form 8-K filed on August 18, 2015.

(10.1)	Separation Agreement dated September 24, 2015 between the Company and Neeraj Sahai, as incorporated from Registrant’s Registration Statement on Form S-4 filed on October 30, 2015.

(12)	Computation of Ratio of Earnings to Fixed Charges

(15)	Letter on Unaudited Interim Financials

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

(32)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(101.INS)	XBRL Instance Document

(101.SCH)	XBRL Taxonomy Extension Schema

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase

(101.LAB)	XBRL Taxonomy Extension Label Linkbase

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

McGraw Hill Financial, Inc.
Registrant

Date:	November 3, 2015	By:	/s/ Jack F. Callahan, Jr.
Jack F. Callahan, Jr.
Executive Vice President and Chief Financial Officer

Date:	November 3, 2015	By:	/s/ Robert J. MacKay
Robert J. MacKay
Senior Vice President and Corporate Controller