Form 10-K
period 2015-12-31
MCGRAW HILL FINANCIAL INC
filed 2016-02-12
CIK 64040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015
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
YES ☐    NO ☑

The aggregate market value of voting stock held by non-affiliates of the Registrant as of the last business day of the second fiscal quarter ended June 30, 2015, was $27.4 billion, based on the closing price of the common stock as reported on the New York Stock Exchange of $100.45 per common share. For purposes of this calculation, it is assumed that directors, executive officers and beneficial owners of more than 10% of the registrant outstanding stock are affiliates. The number of shares of common stock of the Registrant outstanding as of January 22, 2016 was 265.3 million shares.

Part III incorporates information by reference from the definitive proxy statement for the 2016 annual meeting of shareholders.

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
Forward-looking statements are subject to inherent risks and uncertainties. Factors that could cause actual results to differ materially from those expressed or implied in forward-looking statements include, among other things:

•
the Company’s ability to make acquisitions and dispositions and to integrate, and realize expected synergies, savings or benefits from the businesses it acquires, including the impact of the acquisition of SNL on the Company’s results of operations, any failure to successfully integrate SNL into the Company’s operations and generate anticipated synergies and other cost savings, any failure to attract and retain key employees to execute the combined company’s growth strategy, any failure to realize the intended tax benefits of the acquisition, and the risk of litigation, competitive responses, or unexpected costs, charges or expenses resulting from or relating to the SNL acquisition;

•
the rapidly evolving regulatory environment, in the United States, Europe and elsewhere, affecting Standard & Poor’s Ratings Services, Platts, S&P Dow Jones Indices, S&P Capital IQ and SNL and the Company’s other businesses, including new and amended regulations and the Company’s compliance therewith;

•	the outcome of litigation, government and regulatory proceedings, investigations and inquiries;

•	worldwide economic, financial, political and regulatory conditions;

•	the health of debt and equity markets, including credit quality and spreads, the level of liquidity and future debt issuances;

•	the level of interest rates and the strength of the domestic and global credit and capital markets in the United States and abroad;

•	the demand and market for credit ratings in and across the sectors and geographies where the Company operates;

•	concerns in the marketplace affecting the Company’s credibility or otherwise affecting market perceptions of the integrity or utility of independent credit ratings;

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

•
the Company’s exposure to potential criminal sanctions or civil penalties if it fails to comply with foreign and U.S. laws and regulations that are applicable in the domestic and international jurisdictions in which it operates, including trade sanctions laws, anti-corruption laws such as the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act 2010, anti-bribery laws, anti-money laundering laws, and other financial crimes laws.

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

PART I

Item 1. Business

Overview

McGraw Hill Financial, Inc. (together with its consolidated subsidiaries, the “Company,” the “Registrant,” “we,” “us” or “our”) is a leading benchmarks and ratings, analytics, data and research provider serving the global capital, commodities and commercial markets. The capital markets include asset managers, investment banks, commercial banks, insurance companies, exchanges, and issuers; the commodities markets include producers, traders and intermediaries within energy, metals, petrochemicals and agriculture; and the commercial markets include professionals and corporate executives within automotive, financial services, insurance and marketing / research information services. We serve our global customers through a broad range of products and services available through both third-party and proprietary distribution channels. We were incorporated in December of 1925 under the laws of the state of New York.

In the fourth quarter of 2015, we began exploring strategic alternatives for J.D. Power, included in our Commodities & Commercial segment. We committed to and initiated an active program to sell J.D. Power in its current state that we believe is probable in the next year. As a result, we have classified the assets and liabilities of J.D. Power as held for sale in our consolidated balance sheet as of December 31, 2015. The anticipated disposal does not represent a strategic shift that will have a major effect on operations and financial results, therefore, it is not classified as a discontinued operation.

On November 3, 2014, we completed the sale of McGraw Hill Construction, which has historically been part of our Commodities & Commercial segment, to Symphony Technology Group for $320 million in cash. We recorded an after-tax gain on the sale of $160 million, which is included in discontinued operations, net in the consolidated statement of income for the year ended December 31, 2014. We used the after-tax proceeds from the sale to make selective acquisitions, investments, share repurchases and for general corporate purposes.

On March 22, 2013, we completed the sale of McGraw-Hill Education ("MHE") to investment funds affiliated with Apollo Global Management, LLC for a purchase price of $2.4 billion in cash. We recorded an after-tax gain on the sale of $589 million, which is included in discontinued operations, net in the consolidated statement of income for the year ended December 31, 2013. We used the after-tax proceeds from the sale to pay down short-term debt for the special dividend paid in 2012, to make selective acquisitions, investments, share repurchases and for general corporate purposes.

In 2015, we continued to focus on investments in targeted financial assets, divesting selected non-core assets, reducing our real estate portfolio and increasing shareholder return.

In 2016, pending shareholder approval, the Company will be re-branded S&P Global. This name better leverages the Company's rich heritage as a financial data and analytics brand while signaling that we have a strong global footprint and broad portfolio.

Investments in Targeted Financial Assets / Divest Selected Non-Core Assets

During 2015, we continued to create a portfolio focused on scalable, industry leading, interrelated businesses in the capital and commodity markets.

•
S&P Capital IQ and SNL — we acquired SNL Financial LC ("SNL"), a leading provider of news, data, and analytics to five sectors in the global economy: financial institutions, real estate, energy, media & communications, and metals & mining;

•	Commodities & Commercial:

◦
we acquired the entire issued share capital of Petromedia Ltd and its operating subsidiaries, an independent provider of data, intelligence, news and tools to the global fuels market that offers a suite of products providing clients with actionable data and intelligence that enables informed decisions, minimizes risk and increases efficiency;

◦	we acquired National Automobile Dealers Association's Used Car Guide, a leading provider of U.S. retail, trade-in and auction used-vehicle valuation products, services and information.
In 2015, we further reduced our real estate footprint by completing the consolidation of our corporate headquarters with our operations in New York City.

During 2014, we continued to execute our strategy of investing for growth in markets that have size and scale while exiting non-core assets.

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

In 2014, in addition to the divestiture of McGraw Hill Construction discussed above, we streamlined our infrastructure by reducing our real estate footprint through selling our data facility, initiating the consolidation of our corporate headquarters with our operations in New York City, as well as disposing of our corporate aircraft.
During 2013, we acquired an incremental 11 million equity shares representing 15.07% of CRISIL's total outstanding equity shares for $214 million, concurrently increasing our ownership percentage in CRISIL to 67.84% from 52.77%.

In 2013, we also completed certain dispositions of our non-core assets that allow us to apply greater focus on our high-growth, high-margin benchmark businesses.

•	Commodities & Commercial — we completed the sale of Aviation Week to Penton, a privately held business information company;

•	S&P Capital IQ and SNL — we completed the sale of Financial Communications as well as the closure of several non-core businesses.

Increased Shareholder Return
During the three years ended December 31, 2015, we have returned $3.3 billion to our shareholders through a combination of share repurchases and our quarterly dividends: we completed share repurchases of $2.3 billion and distributed regular quarterly dividends totaling approximately $997 million. Also, on January 27, 2016, the Board of Directors approved an increase in the quarterly common stock dividend from $0.33 per share to $0.36 per share.

Our Businesses

Our operations consist of four reportable segments: Standard & Poor’s Ratings Services (“S&P Ratings”), S&P Capital IQ and SNL, S&P Dow Jones Indices ("S&P DJ Indices") and Commodities & Commercial (“C&C”). For a discussion on the competitive conditions in our businesses, see “MD&A – Segment Review” contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this Annual Report on Form 10-K.

S&P Ratings
S&P Ratings is an independent provider of credit ratings, research and analytics to investors, issuers and market participants. Credit ratings are one of several tools that investors can use when making decisions about purchasing bonds and other fixed income investments. They are opinions about credit risk and our ratings express our opinion about the ability and willingness of an issuer, such as a corporation or state or city government, to meet its financial obligations in full and on time. Our credit ratings can also relate to the credit quality of an individual debt issue, such as a corporate or municipal bond, and the relative likelihood that the issuer may default.

With offices in over 25 countries around the world, S&P Ratings is an important part of the world's financial infrastructure and has played a leading role for over 150 years in providing investors with information and independent benchmarks for their investment and financial decisions as well as access to the capital markets. The key constituents S&P Ratings serves are investors, corporations, governments, municipalities, commercial and investment banks, insurance companies, asset managers, and other debt issuers.

As the capital markets continue to evolve, S&P Ratings is well-positioned to capitalize on opportunities, driven by continuing regulatory changes, through its global network, well-established position in corporate markets and strong investor reputation.

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

S&P Capital IQ and SNL
S&P Capital IQ and SNL is a global provider of digital and traditional financial research and analytical tools for capital market participants. It deploys the latest technology-driven strategies to deliver to customers an integrated portfolio of cross-asset analytics, desktop services, and investment information in the rapidly growing financial information, data and analytics market. The key constituents S&P Capital IQ and SNL serves are asset managers; investment banks; investors; brokers; financial advisors; insurance companies; investment sponsors; and companies’ back-office functions, including compliance, operations, risk, clearance, and settlement.

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

•
Global Risk Services — commercial arm that sells Standard & Poor's Ratings Services' credit ratings and related data, analytics and research, which includes subscription-based offerings, RatingsDirect® and RatingsXpress®;

•
S&P Capital IQ Markets Intelligence — a comprehensive source of market research for financial professionals, which includes Global Markets Intelligence, Leveraged Commentary & Data and Equity Research Services; and

•
SNL — a product suite that includes standardized and as-reported financials, sector-specific templates, asset-level data, mapping and regulatory data accessible through SNL Unlimited that provides in-depth coverage of industry-specific financial market data from over 6,500 public companies and over 50,000 private companies across the globe, comprehensive market data on a variety of assets, and M&A and Capital Market activities.

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

In the fourth quarter of 2015, we began exploring strategic alternatives for J.D. Power, included in our C&C segment. We committed to and initiated an active program to sell J.D. Power in its current state that we believe is probable in the next year. As a result, we have classified the assets and liabilities of J.D. Power as held for sale in our consolidated balance sheet as of December 31, 2015. The anticipated disposal does not represent a strategic shift that will have a major effect on operations and financial results, therefore, it is not classified as a discontinued operation.

The C&C business is driven by the need for high-value information and transparency in a variety of industries. C&C seeks to deliver premier content that is deeply embedded in customer workflows and decision making processes. Our commodities business serves producers, traders, and intermediaries within energy, metals and agriculture markets. Our commercial business serves professionals and executives within automotive, financial services, insurance and marketing / research services markets.

C&C's revenue is generated primarily through the following sources:

•	Subscription revenue — subscriptions to our real-time news, market data and price assessments, along with other information products, primarily serving the energy and the automotive industry; and

•
Non-subscription revenue — primarily from licensing of our proprietary market price data and price assessments to commodity exchanges, syndicated and proprietary research studies, commercial-oriented data and analytics, conference sponsorship, consulting engagements and events.

Our Strategy

Our vision is to be the leading provider of transparent and independent benchmarks and ratings, analytics, data and research in the global capital, commodities and corporate markets. Our mission is to promote sustainable growth in these markets by providing customers with essential intelligence and superior service. We seek to accomplish our mission and vision within the framework of our core values of fairness, integrity and transparency. We intend to deliver our products and services through customer-centric distribution channels that enable mission-critical decisions in our core customer sets of investment management, investment banking, commercial banking, insurance, specialty financial institutions and corporates.

We are aligning our efforts against two key strategic priorities: creating growth and driving performance.

Creating Growth

•	We will strive to drive global growth by focusing on executing our strategic initiatives, strengthening core capabilities and collaborating across businesses.

Driving Performance

•	We will strive to deliver operational excellence, manage and mitigate risk and enhance leadership and accountability.

There can be no assurance that we will achieve success in implementing any one or more of these strategies as a variety of factors could unfavorably impact operating results, including prolonged difficulties in the global credit markets and a change in the regulatory environment affecting our businesses. See Item 1a, Risk Factors, in this Annual Report on Form 10-K.

Further projections and discussion on our 2016 outlook for our segments can be found within “MD&A – Results of Operations”.

Segment and Geographic Data

The relative contribution of our operating segments to operating revenue, operating profit, long-lived assets and geographic area for the three years ended December 31, 2015 are included in Note 11 – Segment and Geographic Information to the consolidated financial statements under Item 8, Consolidated Financial Statements and Supplementary Data, in this Form 10-K.

Our Personnel

As of December 31, 2015, we had approximately 20,400 employees located worldwide, of which approximately 5,700 were employed in the U.S.

Available Information

The Company's investor kit includes Annual Reports on Form 10-K, Proxy Statements, Quarterly Reports on Form 10-Q, current reports on Form 8-K, the current earnings release and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. For online access to the Digital Investor Kit, go to http://investor.mhfi.com. Requests for printed copies, free of charge, can be e-mailed to investor.relations@mhfi.com or mailed to Investor Relations, McGraw Hill Financial, Inc., 55 Water Street, New York, NY 10041-0001. Interested parties can also call Investor Relations toll-free at 866-436-8502 (domestic callers) or 212-438-2192 (international callers). The information on our website is not, and shall not be deemed to be part hereof or incorporated into this or any of our filings with the SEC.

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
We operate in the capital, commodities and commercial markets. The capital markets include asset managers, investment banks, commercial banks, insurance companies, exchanges, and issuers; the commodities markets include producers, traders and intermediaries within energy, metals, petrochemicals and agriculture; and the commercial markets include professionals and corporate executives within automotive, financial services, insurance and marketing / research information services. Certain risk factors are applicable to certain of our individual segments while other risk factors are applicable company-wide.
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

•
Risks relating to legal proceedings may be heightened in foreign jurisdictions that lack the legal protections or liability standards comparable to those that exist in the United States. In addition, new laws and regulations have been and may continue to be enacted that establish lower liability standards, shift the burden of proof or relax pleading requirements, thereby increasing the risk of successful litigations against the Company in the United States and in foreign jurisdictions. These litigation risks are often difficult to assess or quantify and could have a material adverse effect on our business, financial condition or results of operations.

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

•
The anticipated benefits from an acquisition or other strategic transaction may not be realized fully, or may take longer to realize than expected. For instance, although we have identified approximately $100 million in synergies expected to be realized by 2019 largely from operational efficiencies and our ability to accelerate SNL Financial’s international growth through its global footprint, there is no guarantee that we will be able to achieve any or all of these synergies. As a result, the failure of acquisitions and other strategic transactions to perform as expected could have a material adverse effect on our business, financial condition or results of operations.

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
Increasing regulation of our S&P Ratings business in the United States, Europe and elsewhere can increase our costs of doing business and therefore could have a material adverse effect on our business, financial condition or results of operations.

•
The financial services industry is highly regulated, rapidly evolving and subject to the potential for increasing regulation in the United States, Europe and elsewhere. The businesses conducted by S&P Ratings are in certain cases regulated under the Credit Rating Agency Reform Act of 2006 (the “Reform Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the U.S. Securities Exchange Act of 1934 (the “Exchange Act”), and/or the laws of the states or other jurisdictions in which they conduct business.

•
In the past several years, the U.S. Congress, the International Organization of Securities Commissions ("IOSCO"), the SEC and the European Commission, including through the European Securities Market Authority ("ESMA"), as well as regulators in other countries in which S&P Ratings operates, have been reviewing the role of rating agencies and their processes and the need for greater oversight or regulations concerning the issuance of credit ratings or the activities of credit rating agencies. Other laws, regulations and rules relating to credit rating agencies are being considered by local, national and multinational bodies and are likely to continue to be considered in the future, including provisions seeking to reduce regulatory and investor reliance on credit ratings, rotation of credit rating agencies and liability standards applicable to credit rating agencies.

•
These laws and regulations, and any future rulemaking, could result in reduced demand for credit ratings and increased costs, which we may be unable to pass through to customers. In addition, there may be uncertainty over the scope, interpretation and administration of such laws and regulations. We may be required to incur significant expenses in order to comply with such laws and regulations and to mitigate the risk of fines, penalties or other sanctions. Legal proceedings could become increasingly lengthy and there may be uncertainty over and exposure to liability. It is difficult to accurately assess the future impact of legislative and regulatory requirements on our business and our customers’ businesses, and they may affect S&P Ratings’ communications with issuers as part of the rating assignment process, alter the manner in which S&P Ratings’ ratings are developed, affect the manner in which S&P Ratings or its customers or users of credit ratings operate, impact the demand for ratings and alter the economics of the credit ratings business. Each of these developments increase the costs and legal risk associated with the issuance of credit ratings and may have a material adverse effect on our operations, profitability and competitiveness, the demand for credit ratings and the manner in which such ratings are utilized.

•	Additional information regarding rating agencies is provided under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this Annual Report on Form 10-K.
Our S&P DJ Indices and C&C businesses are subject to the potential for increasing regulatory review in the United States, Europe and elsewhere, which can increase our costs of doing business and therefore could have a material adverse effect on our business, financial condition or results of operations.

•
In addition to the extensive and evolving U.S. laws and regulations, foreign jurisdictions, principally in Europe, have taken measures to increase regulation of the financial services and commodities industries.

•
In October of 2012, IOSCO issued its Principles for Oil Price Reporting Agencies ("PRA Principles"), which IOSCO states are intended to enhance the reliability of oil price assessments that are referenced in derivative contracts subject to regulation by IOSCO members. Platts has taken steps to align its operations with the PRA Principles and, as recommended by IOSCO in its final report on the PRA Principles, has aligned to the PRA Principles for other commodities for which it publishes benchmarks.

•
In July of 2013, IOSCO issued its Principles for Financial Benchmarks ("Financial Benchmark Principles"), which are intended to promote the reliability of benchmark determinations, and address governance, benchmark quality and accountability mechanisms, including with regard to the indices published by S&P DJ Indices. S&P DJ Indices has taken steps to align its governance regime and operations with the Financial Benchmark Principles and engaged an independent auditor to perform a reasonable assurance review of such alignment.

•
The financial benchmarks industry is subject to the new pending benchmark regulation in the European Union (the “E.U. Benchmark Regulation”) as well as potential increased regulation in other jurisdictions. The proposed E.U. Benchmark Regulation has been released for final approval and is expected to be published later this year. The E.U. Benchmark

Regulation will likely require S&P DJ Indices and Platts in due course to obtain registration or authorization in connection with its benchmark activities in Europe. This legislation will likely cause additional operating obligations but they are not expected to be material at this time and until the regulation is finalized the exact impact is not certain.

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

Changes to regulations in the United States, Europe and elsewhere may impact our S&P Capital IQ and SNL business by increasing the costs of doing business globally, which could have a material adverse effect on our business, financial condition or results of operations.

•
S&P Capital IQ and SNL operates regulated investment advisory businesses in the United States, the European Union and certain other countries. These and other S&P Capital IQ and SNL businesses may increasingly become subject to new or more stringent regulations that will increase the cost of doing business, which could have a material adverse effect on our business, financial condition or results of operations.

•
MiFID II and the Market Abuse Regulation (“MAR”) may impose additional regulatory burdens on S&P Capital IQ and SNL's activities in the European Union, although the exact severity and cost are not yet known.

We may become subject to liability based on the use of our products by our clients.

•
Some of our products support the investment processes of our clients, which, in the aggregate, manage trillions of dollars of assets. Use of our products as part of the investment process creates the risk that clients, or the parties whose assets are managed by our clients, may pursue claims against us for very significant dollar amounts, which could have a material adverse effect on our business, financial condition or results of operations.

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

•
The markets for credit ratings, financial research, investment and advisory services, index-based products, and commodities price assessments and related news and information about the commodities markets are intensely competitive. S&P Ratings, S&P Capital IQ and SNL, S&P DJ Indices and C&C compete domestically and internationally on the basis of a number of factors, including the quality of its ratings, research and advisory services, client service, reputation, price, geographic scope, range of products and technological innovation.

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

A significant increase in operating costs and expenses could have a material adverse effect on our profitability.

•	Our major expenditures include employee compensation and capital investments.

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

•
Our businesses have a customer base which is largely comprised of members from the financial services and commodities industries. The current challenging business environment and the consolidation of customers resulting from mergers and acquisitions in the financial services and commodities industries can result in reductions in the number of firms and workforce which can impact the size of our customer base.

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

•
Our products contain intellectual property delivered through a variety of digital and other media. Our ability to achieve anticipated results depends in part on our ability to defend our intellectual property against infringement. Our business, financial condition or results of operations could be materially and adversely affected by inadequate or changing legal and technological protections for intellectual property and proprietary rights in some jurisdictions and markets.

We are exposed to multiple risks associated with the global nature of our operations.

•	The geographic breadth of our activities subjects us to significant legal, economic, operational, market, compliance and reputational risks. These include, among others, risks relating to:

•	economic and political conditions in foreign countries,

•	inflation,

•	fluctuation in interest rates and currency exchange rates,

•	limitations that foreign governments may impose on the conversion of currency or the payment of dividends or other remittances to us from our non-U.S. subsidiaries,

•	differing accounting principles and standards,

•	unexpected increases in taxes or changes in U.S. or foreign tax laws,

•	the costs of repatriating cash held by entities outside the United States, including withholding or other taxes that foreign governments may impose on the payment of dividends or other remittances to us from our non-U.S. subsidiaries,

•
potential costs and difficulties in complying with a wide variety of foreign laws and regulations (including tax systems) administered by foreign government agencies, some of which may conflict with U.S. or other sources of law,

•	changes in applicable laws and regulatory requirements,

•	the possibility of nationalization, expropriation, price controls and other restrictive governmental actions,

•	competition with local rating agencies that have greater familiarity, longer operating histories and/or support from local governments or other institutions,

•	civil unrest, terrorism, unstable governments and legal systems, and other factors.
Adverse developments in any of these areas could have a material adverse effect on our business, financial condition or results of operations.

•
Additionally, we are subject to complex U.S., European and other local laws and regulations that are applicable to our operations abroad, including trade sanctions laws, anti-corruption laws such as the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act 2010, anti-bribery laws, anti-money laundering laws, and other financial crimes laws. Although we have implemented internal controls, policies and procedures and employee training and compliance programs to deter prohibited practices, such measures may not be effective in preventing employees, contractors or agents from violating or circumventing such internal policies and violating applicable laws and regulations. Any determination that we have violated trade sanctions, anti-bribery or anti-corruption laws could have a material adverse effect on our business, financial condition or results of operations.

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

Our inability to successfully recover should we experience a disaster or other business continuity problem could cause material financial loss, loss of human capital, regulatory actions, reputational harm or legal liability.

•
Should we experience a local or regional disaster or other business continuity problem, such as an earthquake, hurricane, flood, terrorist attack, pandemic, security breach, cyber attack, power loss, telecommunications failure or other natural or man-made disaster, our ability to continue to operate will depend, in part, on the availability of our personnel, our office facilities and the proper functioning of our computer, telecommunication and other related systems and operations. In such an event, we could experience operational challenges with regard to particular areas of our operations, such as key executive officers or personnel, that could have a material adverse effect on our business.

•
We regularly assess and take steps to improve our existing business continuity plans and key management succession. However, a disaster on a significant scale or affecting certain of our key operating areas within or across regions, or our inability to successfully recover should we experience a disaster or other business continuity problem, could materially interrupt our business operations and result in material financial loss, loss of human capital, regulatory actions, reputational harm, damaged client relationships or legal liability.

Outsourcing certain aspects of our business could result in disruption and increased costs.

•
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

Item 1b. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters are located in leased premises located at 55 Water Street, New York, NY 10041. We lease office facilities at 120 locations; 41 are in the U.S. In addition, we own real property at 7 locations, of which 2 are in the U.S. Our properties consist primarily of office space used by each of our segments. We believe that all of our facilities are well maintained and are suitable and adequate for our current needs.

Item 3. Legal Proceedings

For information on our legal proceedings, see Note 12 – Commitments and Contingencies under Item 8, Consolidated Financial Statements and Supplementary Data, in this Form 10-K.

Item 4. Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

The following individuals are the executive officers of the Company:

Name	Age	Position
John L. Berisford	52	President, Standard & Poor's Ratings Services
Jack F. Callahan, Jr.	57	Executive Vice President and Chief Financial Officer
Martina L. Cheung	40	Executive Managing Director, Global Risk Services, S&P Capital IQ and SNL
Michael Chinn	43	President, S&P Capital IQ and SNL
Imogen Dillon Hatcher	53	President, Platts
Courtney Geduldig	40	Executive Vice President, Public Affairs
France M. Gingras	51	Executive Vice President, Human Resources
David Goldenberg	49	Acting General Counsel
Donald Howard	56	Chief of Risk and Compliance
Alex J. Matturri, Jr.	57	Chief Executive Officer, S&P Dow Jones Indices
Douglas L. Peterson	57	President and Chief Executive Officer
Paul Sheard	61	Executive Vice President and Chief Economist
Ashu Suyash	49	Managing Director and Chief Executive Officer, CRISIL

Mr. Berisford, prior to becoming President of Standard and Poor’s Ratings Services on November 3, 2015, was Executive Vice President, Human Resources since 2011. Prior to that, he held senior management positions at PepsiCo, including Senior Vice President, Human Resources for Pepsi Beverages Company.
Mr. Callahan, prior to becoming Executive Vice President and Chief Financial Officer on December 6, 2010, was Chief Financial Officer of Dean Foods. Prior to that, Mr. Callahan held senior management positions at PepsiCo, including Chief Financial Officer of Frito-Lay International.
Ms. Cheung, prior to becoming Executive Managing Director, Global Risk Services, S&P Capital IQ and SNL on November 3, 2015, held management positions at Standard and Poor’s Ratings Services and was most recently MHFI’s Chief Strategy Officer. Prior to joining Standard & Poor’s, she worked in the consulting industry, first in Accenture’s Financial Services Strategy group and later as a Partner at Mitchell Madison Consulting.
Mr. Chinn, prior to becoming President of S&P Capital IQ and SNL on September 8, 2015, was Chief Executive Officer of SNL since 2010 and President of SNL since 2000.
Ms. Dillon Hatcher, prior to becoming President of Platts on September 8, 2015, was President of S&P Capital IQ since 2014. Prior to that, she was FTSE Group Executive Director Global Sales and FTSE Group Managing Director, EMEA.
Ms. Geduldig, prior to becoming Executive Vice President, Public Affairs on May 1, 2015, was Managing Director, Global Government and Public Policy since 2013, and Vice President of Global Regulatory Affairs at Standard & Poor’s. Prior to that, she was Managing Director and Head of Federal Government Relations at the Financial Services Forum.
Ms. Gingras, prior to becoming Executive Vice President, Human Resources on November 3, 2015, was Senior Vice President, Total Rewards since 2012. Prior to that, she was Head of Compensation and Benefits at Time, Inc.
Mr. Goldenberg, prior to becoming Acting General Counsel on October 14, 2015, was Chief Legal Officer for S&P Capital IQ and SNL since January, 2015. His prior roles include General Counsel of Mercer and General Counsel at Lazard Asset Management.
Mr. Howard, prior to becoming Chief of Risk and Compliance on November 3, 2015 was Head of Enterprise Risk Management and Chief Risk and Compliance Officer since November, 2013. Prior to that, Mr. Howard held senior management positions at Standard & Poor’s Ratings Services and Promontory Financial Group, LLC.
Mr. Matturri, prior to becoming Chief Executive Officer at S&P Dow Jones Indices on July 2, 2012, served as an Executive Managing Director of S&P Indices. Prior to joining S&P Indices, Mr. Matturri served as Senior Vice President and Director of

Global Equity Index Management at Northern Trust Global Investments (NTGI). He previously held management positions with Deutsche Asset Management’s Index and Quantitative Investment business and The Bank of New York.
Mr. Peterson, prior to becoming President and Chief Executive Officer on November 1, 2013, was President of Standard & Poor's Ratings Services since 2011. Prior to that, he was Chief Operating Officer of Citibank, NA.
Mr. Sheard, prior to becoming Executive Vice President and Chief Economist on November 3, 2015, was Chief Global Economics and Head of Global Economics and Research of Standard & Poor’s Ratings Services. Prior to that, he held economist positions at Nomura Securities and at Lehman Brothers.
Ms. Suyash, prior to becoming an officer on June 1, 2015, was Chief Executive Officer of L&T Investment Management.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

On January 22, 2016, the closing price of our common stock was $85.50 per share as reported on the New York Stock Exchange (“NYSE”) under the ticker symbol “MHFI”. The approximate number of record holders of our common stock as of January 22, 2016 was 3,350. The high and low sales prices of McGraw Hill Financials’ common stock on the NYSE for the past two fiscal years are as follows:

	2015	2014
First Quarter	$109.13 - $85.06	$72.83 - $82.39
Second Quarter	108.14 - 100.44	71.93 - 84.81
Third Quarter	107.50 - 84.64	77.70 - 87.28
Fourth Quarter	101.27 - 86.10	73.96 - 93.94
Year	109.13 - 84.64	71.93 - 93.94

The performance graph below compares our cumulative total shareholder return during the previous five years with a performance indicator of the overall market (i.e., S&P 500), and our peer group. The current peer group consists of the following companies: Thomson Reuters Corporation, Moody’s Corporation, CME Group Inc., MSCI Inc., FactSet Research Systems Inc. and IHS Inc. Beginning in fiscal 2014, the Company selected a new peer group to more accurately reflect the Company's peers in terms of industry after the portfolio rationalization of certain businesses. The previous peer group consisted of the following companies: Thomson Reuters Corporation, Thomson Reuters PLC (through September of 2009), Reed Elsevier NV, Reed Elsevier PLC, Pearson PLC, Moody’s Corporation and Wolters Kluwer. Returns assume $100 invested on December 31, 2010 and total return includes reinvestment of dividends through December 31, 2015.

Dividends

We expect to continue our policy of paying regular cash dividends, although there is no assurance as to future dividend payments because they depend on future earnings, capital requirements and our financial condition. Regular quarterly dividends per share of our common stock for 2015 and 2014 were as follows:

	2015	2014
$0.33 per quarter in 2015	$1.32
$0.30 per quarter in 2014		$1.20

On January 27, 2016, the Board of Directors approved an increase in the quarterly common stock dividend from $0.33 per share to $0.36 per share.

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

Overnight correspondence should be mailed to:
Computershare
211 Quality Circle, Suite 210
College Station, TX 77845

Visit the Investor Center™ website to view and manage shareholder account online: www.computershare.com/investor

For shareholder assistance:

In the U.S. and Canada:	888-201-5538
Outside the U.S. and Canada:	201-680-6578
TDD for the hearing impaired:	800-231-5469
TDD outside the U.S. and Canada:	201-680-6610
E-mail address:	shareholder@computershare.com
Shareholder online inquiries	https://www-us.computershare.com/investor/Contact

Repurchase of Equity Securities

On December 4, 2013, the Board of Directors approved a stock repurchase program authorizing the purchase of up to 50 million shares (the "2013 Repurchase Program"), which was approximately 18% of the Company's outstanding shares at that time. During the fourth quarter of 2015, we repurchased 5.1 million shares under the 2013 Repurchase Program and, as of December 31, 2015, 35.5 million shares remained under the 2013 Repurchase Program.

Repurchased shares may be used for general corporate purposes, including the issuance of shares for stock compensation plans and to offset the dilutive effect of the exercise of employee stock options. The 2013 Repurchase Program has no expiration date and purchases under this program may be made from time to time on the open market and in private transactions, depending on market conditions.

The following table provides information on our purchases of our outstanding common stock during the fourth quarter of 2015 pursuant to our current share repurchase program (column c). In addition to these purchases, the number of shares in column (a) include: 1) shares of common stock that are tendered to us to satisfy our employees’ tax withholding obligations in connection with the vesting of awards of restricted shares (we repurchase such shares based on their fair market value on the vesting date), and 2) our shares deemed surrendered to us to pay the exercise price and to satisfy our employees’ tax withholding obligations in connection with the exercise of employee stock options. There were no other share repurchases during the quarter outside the repurchases noted below.

(amounts in millions, except per share price)

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs	(d) Maximum Number of Shares that may yet be Purchased Under the Programs
Oct. 1 - Oct. 31, 2015	—	$89.31	—	40.6
Nov. 1 - Nov. 30, 2015	2.5	96.40	2.5	38.1
Dec. 1 - Dec. 31, 2015	2.7	95.96	2.6	35.5
Total — Qtr	5.2	$96.14	5.1	35.5

Equity Compensation Plan
For information on securities authorized under our equity compensation plans, see Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 6. Selected Financial Data

(in millions, except per share data)	2015		2014		2013		2012		2011
Income statement data:
Revenue	$5,313		$5,051		$4,702		$4,270		$3,762
Operating profit	1,917		113		1,358		1,170		1,052
Income from continuing operations before taxes on income	1,815	[1]	54	[2]	1,299	[3]	1,089	[4]	975	[5]
Provision for taxes on income	547		245		425		388		364
Net income (loss) from continuing operations attributable to McGraw Hill Financial, Inc.	1,156		(293)		783		651		592
Earnings (loss) per share from continuing operations attributable to the McGraw Hill Financial, Inc. common shareholders:
Basic	4.26		(1.08)		2.85		2.33		1.98
Diluted	4.21		(1.08)		2.80		2.29		1.95
Dividends per share	1.32		1.20		1.12		1.02		1.00
Special dividend declared per common share	—		—		—		2.50		—
Operating statistics:
Return on average equity [6]	324.3%		(1.4)%		134.2%		40.5%		48.2%
Income from continuing operations before taxes on income as a percent of revenue from continuing operations	34.2%		1.1%		27.6%		25.5%		25.9%
Net income (loss) from continuing operations as a percent of revenue from continuing operations	23.9%		(3.8)%		18.6%		16.4%		16.2%
Balance sheet data: [7]
Working capital	$388		$42		$612		$(1,018)		$(812)
Total assets	8,183		6,773		6,060		5,081		4,061
Total debt	3,611		795		794		1,251		1,193
Redeemable noncontrolling interest	920		810		810		810		—
Equity	243		539		1,344		840		1,584
Number of employees [7]	20,400		17,000		16,400		15,900		15,600

[1]
Includes the impact of the following items: costs related to identified operating efficiencies primarily related to restructuring of $56 million, legal settlement charges partially offset by insurance recoveries of $54 million, acquisition-related costs of $37 million, and a gain of $11 million on the sale of our interest in a legacy McGraw Hill Construction investment.

[2]
Includes the impact of the following items: $1.6 billion of legal and regulatory settlements, restructuring charges of $86 million, and $4 million of professional fees largely related to corporate development activities.

[3]
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

[4]
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

[5]	Includes the impact of a $31 million restructuring charge and a $10 million charge for costs necessary to enable the separation of MHE and reduce our cost structure.

[6]	Includes the impact of the gain on sale of McGraw Hill Construction in 2014, the gain on sale of McGraw-Hill Education in 2013 and the gain on sale of the Broadcasting Group in 2011.

[7]	Excludes discontinued operations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management Discussion and Analysis (“MD&A”) provides a narrative of the results of operations and financial condition of McGraw Hill Financial, Inc. (together with its consolidated subsidiaries, the “Company,” “we,” “us” or “our”) for the years ended December 31, 2015 and 2014, respectively. The MD&A should be read in conjunction with the consolidated financial statements and accompanying notes included in this Form 10-K for the year ended December 31, 2015, which have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”).
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

OVERVIEW

We are a leading benchmarks and ratings, analytics, data and research provider serving the global capital, commodities and commercial markets. The capital markets include asset managers, investment banks, commercial banks, insurance companies, exchanges, and issuers; the commodities markets include producers, traders and intermediaries within energy, metals, petrochemicals and agriculture; and the commercial markets include professionals and corporate executives within automotive, financial services, insurance and marketing / research information services.

Our operations consist of four reportable segments: Standard & Poor’s Ratings Services (“S&P Ratings”), S&P Capital IQ and SNL, S&P Dow Jones Indices ("S&P DJ Indices") and Commodities & Commercial (“C&C”).

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

In the fourth quarter of 2015, we began exploring strategic alternatives for J.D. Power, included in our C&C segment. We committed to and initiated an active program to sell J.D. Power in its current state that we believe is probable in the next year. As a result, we have classified the assets and liabilities of J.D. Power as held for sale in our consolidated balance sheet as of December 31, 2015. The anticipated disposal does not represent a strategic shift that will have a major effect on operations and financial results, therefore, it is not classified as a discontinued operation.

On November 3, 2014, we completed the sale of McGraw Hill Construction, which has historically been part of our C&C segment, to Symphony Technology Group for $320 million in cash. We recorded an after-tax gain on the sale of $160 million, which is included in discontinued operations, net in the consolidated statement of income for the year ended December 31, 2014. We used the after-tax proceeds from the sale to make selective acquisitions, investments, share repurchases and for general corporate purposes.

On March 22, 2013, we completed the sale of McGraw-Hill Education ("MHE") to investment funds affiliated with Apollo Global Management, LLC for a purchase price of $2.4 billion in cash. We recorded an after-tax gain on the sale of $589 million, which is included in discontinued operations, net in the consolidated statement of income for the year ended December 31, 2013. We used the after-tax proceeds from the sale to pay down short-term debt for the special dividend paid in 2012, to make selective acquisitions, investments, share repurchases and for general corporate purposes.

In 2015, we continued to focus on investments in targeted financial assets, divesting selected non-core assets, reducing in our real estate portfolio and increasing shareholder return.

Investments in Targeted Financial Assets / Divest Selected Non-Core Assets

During 2015, we continued to create a portfolio focused on scalable, industry leading, interrelated businesses in the capital and commodity markets.

•
S&P Capital IQ and SNL — we acquired SNL Financial LC ("SNL"), a leading provider of news, data, and analytics to five sectors in the global economy: financial institutions, real estate, energy, media & communications, and metals & mining;

•	Commodities & Commercial:

◦
we acquired the entire issued share capital of Petromedia Ltd and its operating subsidiaries, an independent provider of data, intelligence, news and tools to the global fuels market that offers a suite of products providing clients with actionable data and intelligence that enables informed decisions, minimizes risk and increases efficiency;

◦	we acquired National Automobile Dealers Association's Used Car Guide, a leading provider of U.S. retail, trade-in and auction used-vehicle valuation products, services and information.
In 2015, we further reduced our real estate footprint by completing the consolidation of our corporate headquarters with our operations in New York City.

During 2014, we continued to execute our strategy of investing for growth in markets that have size and scale while exiting non-core assets.

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

In 2014, in addition to the divestiture of McGraw Hill Construction discussed above, we streamlined our infrastructure by reducing our real estate footprint through selling our data facility, initiating the consolidation of our corporate headquarters with our operations in New York City, as well as disposing of our corporate aircraft.
During 2013, we acquired an incremental 11 million equity shares representing 15.07% of CRISIL's total outstanding equity shares for $214 million, concurrently increasing our ownership percentage in CRISIL to 67.84% from 52.77%.

In 2013, we also completed certain dispositions of our non-core assets that allow us to apply greater focus on our high-growth, high-margin benchmark businesses.

•	Commodities & Commercial — we completed the sale of Aviation Week to Penton, a privately held business information company;

•	S&P Capital IQ and SNL — we completed the sale of Financial Communications as well as the closure of several non-core businesses.

Increased Shareholder Return
During the three years ended December 31, 2015, we have returned $3.3 billion to our shareholders through a combination of share repurchases and our quarterly dividends: we completed share repurchases of $2.3 billion and distributed regular quarterly dividends totaling approximately $997 million. Also, on January 27, 2016, the Board of Directors approved an increase in the quarterly common stock dividend from $0.33 per share to $0.36 per share.

Key Results

(in millions)	Years ended December 31,			% Change [1]
	2015	2014	2013	’15 vs ’14	’14 vs ’13
Revenue	$5,313	$5,051	$4,702	5%	7%
Operating profit [2]	$1,917	$113	$1,358	N/M	(92)%
% Operating margin	36%	2%	29%
Diluted earnings (loss) per share from continuing operations	$4.21	$(1.08)	$2.80	N/M	N/M
N/M - not meaningful

[1]	% changes in the tables throughout the MD&A are calculated off of the actual number, not the rounded number presented.

[2]
2015 includes legal settlements, partially offset by a benefit related to insurance recoveries of $54 million. 2014 includes legal and regulatory settlements of $1.6 billion and 2013 include legal settlements of $77 million.

2015

Revenue increased 5% driven by increases at S&P Capital IQ and SNL, C&C and S&P DJ Indices, partially offset by a decrease at S&P Ratings. Revenue growth at S&P Capital IQ and SNL was due to the acquisition of SNL in September of 2015 and growth of the legacy S&P Capital IQ products driven by increases in average contract values for each product. The revenue increase at C&C was primarily driven by continued demand for Platts’ proprietary content as annualized contract values increased. Increases at J.D Power primarily due to an increase in auto consulting engagements in the U.S. and the acquisition of National Automobile Dealers Association's Used Car Guide (“UCG”) in July of 2015 driving the data and analytics revenue growth at C&C. Revenue growth at S&P DJ Indices was due to higher average levels of assets under management for ETFs and mutual funds and higher volumes for exchange-traded derivatives. The revenue decrease at S&P Ratings was driven by the unfavorable impact of foreign exchange rates. The unfavorable impact of foreign exchange rates reduced revenue by 2 percentage points which was offset by the favorable impact from acquisitions of 2 percentage points.

The increase in operating profit was primarily due to the impact of $1.6 billion in legal and regulatory settlements in 2014 compared to net legal settlement expenses of $54 million in 2015. In addition, 2015 includes costs related to identified operating efficiencies primarily related to restructuring of $56 million in 2015 compared to $86 million in 2014. 2015 also includes acquisition-related costs related to the acquisition of SNL of $37 million and an $11 million gain on the sale of our interest in a legacy McGraw Hill Construction investment. 2014 includes $4 million of professional fees largely related to corporate development activities. Excluding these items, operating profit increased 13%. This increase was driven by revenue growth at S&P Capital IQ and SNL, C&C, and S&P DJ Indices and cost containment efforts at S&P Ratings during 2015.

2014

Revenue increased 7% driven by increases at all of our segments. The increase at S&P Ratings was primarily driven by growth in both corporate and financial services bond ratings revenue, increases in bank loan ratings and higher annual fees. Revenue growth at S&P Capital IQ and SNL was driven by increases in average contract values for each product driven by new customer relationships and increases in existing accounts. Revenue growth at S&P DJ Indices was due to higher levels of assets under management for ETFs and mutual funds and higher volumes for exchange-traded derivatives. The revenue increase at C&C was primarily driven by continued demand for Platts' proprietary content as annualized contract values increased and increases at J.D. Power driven by strong demand for auto consulting engagements in the U.S. and Singapore. The unfavorable impact of foreign exchange rates reduced revenue by less than 1 percentage point.

Operating profit decreased 92% driven by the unfavorable impact of $1.6 billion of legal and regulatory settlement charges in 2014 compared to legal settlement charges of $77 million in 2013 and higher costs recorded in 2014 related to identified operating efficiencies primarily related to restructuring, partially offset by revenue growth at all of our segments. Excluding the unfavorable impact of legal and regulatory settlement charges of 111 percentage points, higher costs recorded in 2014 related to identified operating efficiencies primarily related to restructuring of 3 percentage points, partially offset by the favorable impact of costs necessary to enable the separation of MHE and reduce our cost structure recorded in 2013 of 5 percentage points and a net loss related to the sale of a data center, an equity investment at CRISIL, Aviation Week and Financial Communications in 2013 of 1 percentage point, operating profit increased 17%.

Outlook

Our vision is to be the leading provider of transparent and independent benchmarks and ratings, analytics, data and research in the global capital, commodities and corporate markets. Our mission is to promote sustainable growth in these markets by providing customers with essential intelligence and superior service. We seek to accomplish our mission and vision within the framework of our core values of fairness, integrity and transparency. We intend to deliver our products and services through customer-centric distribution channels that enable mission-critical decisions in our core customer sets of investment management, investment banking, commercial banking, insurance, specialty financial institutions and corporates.

We are aligning our efforts against two key strategic priorities: creating growth and driving performance.

Creating Growth

•	We will strive to drive global growth by focusing on executing our strategic initiatives, strengthening core capabilities and collaborating across businesses.

Driving Performance

•	We will strive to deliver operational excellence, manage and mitigate risk and enhance leadership and accountability.

There can be no assurance that we will achieve success in implementing any one or more of these strategies as a variety of factors could unfavorably impact operating results, including prolonged difficulties in the global credit markets and a change in the regulatory environment affecting our businesses. See Item 1a, Risk Factors, in this Annual Report on Form 10-K.

Further projections and discussion on our 2016 outlook for our segments can be found within “ – Results of Operations”.

RESULTS OF OPERATIONS

Consolidated Review

(in millions)	Years ended December 31,			% Change
	2015	2014	2013	'15 vs '14	'14 vs '13
Revenue	$5,313	$5,051	$4,702	5%	7%
Expenses:
Operating-related expenses	1,672	1,627	1,564	3%	4%
Selling and general expenses	1,578	3,168	1,631	(50)%	94%
Depreciation and amortization	157	134	137	17%	(2)%
Total expenses	3,407	4,929	3,332	(31)%	48%
Other (income) loss	(11)	9	12	N/M	(25)%
Operating profit	1,917	113	1,358	N/M	(92)%
Interest expense, net	102	59	59	73%	(1)%
Provision for taxes on income	547	245	425	N/M	(42)%
Income (loss) from continuing operations	1,268	(191)	874	N/M	N/M
Discontinued operations, net	—	178	592	N/M	(70)%
Less: net income from continuing operations attributable to noncontrolling interests	(112)	(102)	(91)	9%	12%
Less: net loss from discontinuing operations attributable to noncontrolling interests	—	—	1	N/M	N/M
Net income (loss) attributable to McGraw Hill Financial, Inc.	$1,156	$(115)	$1,376	N/M	N/M
N/M - not meaningful

Revenue

(in millions)	Years ended December 31,			% Change
	2015	2014	2013	’15 vs ’14	’14 vs ’13
Subscription / Non-transaction revenue	$3,264	$3,045	$2,849	7%	7%
Non-subscription / Transaction revenue	$2,049	$2,006	$1,853	2%	8%

Domestic revenue	$3,202	$2,911	$2,723	10%	7%
International revenue	$2,111	$2,140	$1,979	(1)%	8%

% of total revenue:
Subscription / Non-transaction revenue	61%	60%	61%
Non-subscription / Transaction revenue	39%	40%	39%

Domestic revenue	60%	58%	58%
International revenue	40%	42%	42%

2015
Revenue increased 5% as compared to 2014. Subscription / non-transaction revenue increased primarily due to growth at S&P Capital IQ and SNL due to an increase in the average contract values as well as continued demand for Platts’ proprietary content. Non-subscription / transaction revenue increased primarily due to growth at S&P DJ Indices due to higher assets under management for ETFs and mutual funds and higher volumes for exchange-traded derivatives, partially offset by a decrease at S&P Ratings which includes the unfavorable impact of foreign exchange rates. See " – Segment Review" below for further information.

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

2014
Revenue increased 7% as compared to 2013. Subscription / non-transaction revenue increased primarily due to growth at S&P Capital IQ and SNL due to an increase in the average contract values, growth in non-issuance related revenue for corporate ratings primarily related to higher annual fees, and continued demand for Platts’ proprietary content. Non-subscription / transaction revenue increased primarily due to strong growth in corporate bond ratings revenue, an increase in bank loan ratings and higher assets under management for ETFs and mutual funds at S&P DJ Indices, partially offset by lower structured finance revenues. See " – Segment Review" below for further information.

The unfavorable impact of foreign exchange rates reduced revenue by less than 1 percentage point.

Total Expenses

The following tables provide an analysis by segment of our operating-related expenses and selling and general expenses for the years ended December 31, 2015 and 2014:

(in millions)	2015		2014		% Change
	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses
S&P Ratings [1]	$725	$583	$777	$2,219	(7)%	(74)%
S&P Capital IQ and SNL [2]	614	495	549	411	12%	20%
S&P DJ Indices [3]	105	92	97	101	8%	(8)%
C&C [4]	316	269	289	289	9%	(7)%
Intersegment eliminations [5]	(88)	—	(86)	—	(3)%	N/M
Total segments	1,672	1,439	1,626	3,020	3%	(52)%
Corporate [6]	—	139	1	148	(100)%	(6)%
	$1,672	$1,578	$1,627	$3,168	3%	(50)%
N/M - not meaningful

[1]
In 2015, selling and general expenses include legal settlements partially offset by a benefit related to legal insurance recoveries of $54 million and restructuring costs of $13 million. In 2014, selling and general expenses include $1.6 billion for legal and regulatory settlements and restructuring charges of $45 million.

[2]
In 2015, selling and general expenses include acquisition-related costs related to the acquisition of SNL of $37 million and costs identified operating efficiencies primarily related to restructuring of $32 million. In 2014, selling and general expenses include $9 million of restructuring charges.

[3]	In 2014, selling and general expenses include the impact of professional fees largely related to corporate development activities of $4 million.

[4]	In 2015 and 2014, selling and general expenses include restructuring charges of $1 million and $16 million, respectively.

[5]	Intersegment eliminations relates to a royalty charged to S&P Capital IQ and SNL for the rights to use and distribute content and data developed by S&P Ratings.

[6]	In 2015 and 2014, selling and general expenses include costs related to identified operating efficiencies primarily related to restructuring of $10 million and $16 million, respectively.
Operating-Related Expenses
Operating-related expenses increased $44 million or 3% as compared to 2014. Increases at S&P Capital IQ and SNL primarily driven by higher data processing costs and the acquisition of SNL in September of 2015 and increases at C&C due to higher incentive costs were partially offset by declines at S&P Ratings driven by our compensation cost containment efforts resulting from 2014 restructuring actions.

Selling and General Expenses
Selling and general expenses decreased 50%. Excluding the favorable net impact of legal settlement and regulatory settlement charges and insurance recoveries of 48 percentage points, higher costs recorded in 2014 related to identified operating efficiencies primarily related to restructuring of 1 percentage point, partially offset by the unfavorable impact of acquisition-related costs related to the acquisition of SNL of 1 percentage point, selling and general expenses decreased 2%. The decline was due to a decrease at S&P Ratings driven by lower incentive and legal costs, partially offset by increased costs related to the implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act and an increase at S&P Capital IQ and SNL driven by the acquisition of SNL in September of 2015.

Depreciation and Amortization
Depreciation and amortization increased $23 million or 17% as compared to 2014 primarily due to higher intangible asset amortization in 2015 due to the acquisition of SNL in September of 2015 and the acquisition of UCG in July of 2015.

The following tables provide an analysis by segment of our operating-related expenses and selling and general expenses for the years ended December 31, 2014 and 2013:

(in millions)	2014		2013		% Change
	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses
S&P Ratings [1]	$777	$2,219	$741	$624	5%	N/M
S&P Capital IQ and SNL [2]	549	411	538	390	2%	5%
S&P DJ Indices [3]	97	101	92	126	5%	(20)%
C&C [4]	289	289	271	278	7%	4%
Intersegment eliminations [5]	(86)	—	(76)	—	(13)%	N/M
Total segments	1,626	3,020	1,566	1,418	4%	N/M
Corporate [6]	1	148	(2)	213	N/M	(30)%
	$1,627	$3,168	$1,564	$1,631	4%	94%
N/M - not meaningful

[1]
In 2014, selling and general expenses include $1.6 billion for legal and regulatory settlements and restructuring charges of $45 million. In 2013, selling and general expenses include $77 million for legal settlements, restructuring charges of $10 million, and the gain on sale of an equity investment held at CRISIL of $16 million.

[2]
In 2014, selling and general expenses include $9 million of restructuring charges. In 2013, selling and general expenses include restructuring charges of $9 million and a loss related to the sale of Financial Communications of $3 million.

[3]	In 2014, selling and general expenses include the impact of professional fees largely related to corporate development activities of $4 million.

[4]
In 2014, selling and general expenses include restructuring charges of $16 million. In 2013, selling and general expenses include a pre-tax gain on the sale of Aviation Week of $11 million and restructuring charges of $9 million.

[5]	Intersegment eliminations relates to a royalty charged to S&P Capital IQ and SNL for the rights to use and distribute content and data developed by S&P Ratings.

[6]
In 2014, selling and general expenses include restructuring charges of $16 million. In 2013, selling and general expenses primarily include $64 million necessary to enable the separation of MHE and reduce our cost structure, restructuring charges and charges related to our reduction in our real estate portfolio.

Operating-Related Expenses
Operating-related expenses increased $64 million or 4% as compared to 2013, primarily driven by increased costs at S&P Ratings, C&C and S&P Capital IQ and SNL. These increases were primarily attributable to an increase in compensation costs and higher technology costs.

Selling and General Expenses
Selling and general expenses increased 94%. Excluding the unfavorable impact of legal settlement charges of 94 percentage points and higher costs recorded in 2014 related to identified operating efficiencies primarily related to restructuring of 3 percentage points, partially offset by the favorable impact of costs necessary to enable the separation of MHE and reduce our cost structure recorded in 2013 of 4 percentage points, selling and general expenses increased 1%. The increase was primarily driven by increased legal costs at S&P Ratings, increased commissions and incentives at S&P Capital IQ and SNL, partially offset by a decrease at S&P DJ Indices primarily related to a $26 million non-cash impairment charge recorded in 2013 associated with an intangible asset acquired with the formation of the S&P Dow Jones Indices LLC joint venture.

Depreciation and Amortization
Depreciation and amortization decreased $3 million or 2% as compared to 2013, primarily due an intangible asset that became fully amortized in 2013.

Other (Income) Loss

During 2015, we completed the sale of our interest in a legacy McGraw Hill Construction investment that resulted in a pre-tax gain of $11 million within other (income) loss in the consolidated statement of income.
During 2014, we completed the following transactions that resulted in a pre-tax loss of $9 million within other (income) loss in the consolidated statement of income:

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

During 2013, we recorded a net pre-tax loss of $12 million within other (income) loss in the consolidated statement of income:

•	During the fourth quarter of 2013, we recognized a non-cash impairment charge of $36 million related to the pending sale of our data center.

•	On September 30, 2013, we completed the sale of Financial Communications, which was part of our S&P Capital IQ and SNL segment.

•	On August 27, 2013, CRISIL sold its 49% equity interest in India Index Services & Products Ltd. This investment was held within our S&P Ratings segment.

•	On August 1, 2013, we completed the sale of Aviation Week within our C&C segment to Penton, a privately held business information company.

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
The table below reconciles segment operating profit to total operating profit:

(in millions)	Years ended December 31,			% Change
	2015	2014	2013	'15 vs '14	'14 vs '13
S&P Ratings [1]	$1,078	$(583)	$882	N/M	N/M
S&P Capital IQ and SNL [2]	228	228	189	—%	21%
S&P DJ Indices [3]	392	347	266	13%	30%
C&C [4]	357	290	280	23%	3%
Total segment operating profit	2,055	282	1,617	N/M	(83)%
Unallocated expense [5]	(138)	(169)	(259)	(18)%	(35)%
Total operating profit	$1,917	$113	$1,358	N/M	(92)%
N/M - not meaningful

[1]
2015 includes legal settlements, partially offset by a benefit related to insurance recoveries of $54 million, and restructuring charges of $13 million. 2014 includes legal and regulatory settlements of $1.6 billion and restructuring charges of $45 million. 2013 includes legal settlements of $77 million, restructuring charges of $10 million, and the gain on sale of an equity investment held at CRISIL of $16 million.

[2]
2015 includes acquisition-related costs related to the acquisition of SNL of $37 million and costs identified operating efficiencies primarily related to restructuring of $32 million. 2014 includes $9 million of restructuring charges. 2013 includes restructuring charges of $9 million and a loss related to the sale of Financial Communications of $3 million.

[3]	2014 includes the impact of professional fees largely related to corporate development activities of $4 million.

[4]
2015 and 2014 include restructuring charges of $1 million and $16 million, respectively. 2013 includes a pre-tax gain on the sale of Aviation Week of $11 million and restructuring charges of $9 million.

[5]
2015 and 2014 include costs related to identified operating efficiencies primarily related to restructuring of $10 million and $16 million, respectively. 2013 includes depreciation expense and costs necessary to enable the separation of MHE and reduce our cost structure, including restructuring costs and other related non-recurring costs. 2013 also includes a non-cash impairment charge related to the pending sale of our data center and charges related to a reduction in our real estate portfolio.

2015

Segment Operating Profit — Increased $1.8 billion, or 629% as compared to 2014. 2015 includes legal settlement charges partially offset by a benefit related to insurance recoveries of $54 million compared to legal and regulatory settlement charges of $1.6 billion in 2014. Excluding the favorable net impact of lower legal and regulatory settlement charges and insurance recoveries of 621 percentage points, higher costs recorded in 2014 related to identified operating efficiencies primarily related to restructuring of 9 percentage points and the impact of professional fees largely related to corporate development activities recorded in 2014 of 2 percentage points, partially offset by the unfavorable impact of acquisition-related costs related to the acquisition of SNL of 15 percentage points, segment operating profit increased 11%. Revenue growth at S&P Capital IQ and SNL, C&C and S&P DJ Indices, and cost containment efforts at S&P Ratings during 2015 were the primary drivers for the increase. See “ – Segment Review” below for further information.

Unallocated Expense — Decreased by $31 million or 18% as compared to 2014. These expenses, included in selling and general expenses, mainly include costs for corporate center functions, select initiatives, unoccupied office space and corporate overhead costs allocable to discontinued operations. Excluding the favorable impact of the sale of our interest in a legacy McGraw Hill Construction investment of 6 percentage points and higher costs recorded in 2014 related to identified operating efficiencies primarily related to restructuring of 4 percentage points, unallocated expense decreased by 9 percentage points as compared to 2014. This decrease was primarily driven by the impact of a $9 million loss recorded in the second quarter of 2014 related to the sale of the Company's aircraft and the sale of our data center.

Foreign currency exchange rates had a negligible impact on operating profit. The foreign exchange rate impact refers to constant currency comparisons and the remeasurement of monetary assets and liabilities. Constant currency impacts are estimated by recalculating current year results of foreign operations using the average exchange rate from the prior year. Remeasurement impacts are based on the variance between current-year and prior-year foreign exchange rate fluctuations on monetary assets and liabilities denominated in currencies other than the individual business' functional currency.

2014

Segment Operating Profit — Decreased $1.3 billion, or 83% as compared to 2013. Excluding the unfavorable impact of legal and regulatory settlement charges of 94 percentage points, higher restructuring charges recorded in 2014 of 3 percentage points, and a net gain related to the sale of an equity investment at CRISIL, Aviation Week and Financial Communications in 2013 of 2 percentage points, operating profit increased 16%. This increase was primarily due to strong revenue growth at S&P Ratings, S&P Capital IQ and SNL, S&P DJ Indices and C&C. See “ – Segment Review” below for further information.

Unallocated Expense — Decreased by $90 million or 35% as compared to 2013. Excluding the favorable impact of costs necessary to enable the separation of MHE and reduce our cost structure recorded in 2013 of 27 percentage points, a loss related to the sale of a data center in 2013 of 15 percentage points, and charges related to a reduction in our real estate portfolio in 2013 of 5 percentage points, partially offset by the unfavorable impact of higher restructuring charges recorded in 2014 of 5 percentage points, unallocated expense increased 7%. This increase was primarily driven by the impact of a $9 million loss recorded in the second quarter of 2014 related to the sale of the Company's aircraft and the sale of our data center, and an increase in unoccupied office space.

Foreign exchange rates had a favorable impact on operating profit of 2 percentage points. The favorable impact on 2014 was driven by the devaluation of the Argentinian peso as well as early strength of the British pound.

Interest Expense, net

Net interest expense for 2015 increased 73% as compared to 2014, primarily as a result of higher interest expense related to the $700 million of senior notes issued in the second quarter of 2015 and the $2.0 billion of senior notes issued in the third quarter of 2015. Net interest expense for 2014 remained relatively flat as compared to 2013, decreasing 1%.

Provision for Income Taxes

Our effective tax rate from continuing operations was 30.1%, 453.7% and 32.7% for 2015, 2014 and 2013, respectively. The decrease in the 2015 effective tax rate was primarily due to the reduction in charges for legal settlements, improved profitability in several lower tax jurisdictions outside of the United States, and continuing resolution of prior year tax audits. The increase in the 2014 effective tax rate from the prior year period was primarily due to the expected tax treatment of charges for legal settlements in 2014.

Discontinued Operations, net

Income from discontinued operations was $178 million in 2014 as compared to $592 million in 2013, primarily as a result of the after-tax gains of $160 million and $589 million recorded on the sale of McGraw Hill Construction in 2014 and the sale of MHE in 2013, respectively.

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

Non-transaction revenue primarily includes fees for surveillance of a credit rating, annual fees for customer relationship-based pricing programs, fees for entity credit ratings and global research and analytics. Non-transaction revenue also includes an intersegment royalty charged to S&P Capital IQ and SNL for the rights to use and distribute content and data developed by S&P Ratings. Royalty revenue for 2015, 2014 and 2013 was $83 million, $77 million and $72 million, respectively.

(in millions)	Years ended December 31,			% Change
	2015	2014	2013	’15 vs ’14	’14 vs ’13
Revenue:
Transaction	$1,109	$1,129	$1,035	(2)%	9%
Non-transaction	1,319	1,326	1,239	—%	7%
Total revenue	$2,428	$2,455	$2,274	(1)%	8%
% of total revenue:
Transaction	46%	46%	46%
Non-transaction	54%	54%	54%

Domestic revenue	$1,390	$1,305	$1,214	7%	8%
International revenue	$1,038	$1,150	$1,060	(10)%	8%
% of total revenue:
Domestic revenue	57%	53%	53%
International revenue	43%	47%	47%

Operating profit (loss) [1]	$1,078	$(583)	$882	N/M	N/M
% Operating margin	44%	(24)%	39%

N/M - not meaningful

[1]
2015 includes legal settlements, partially offset by a benefit related to insurance recoveries of $54 million and restructuring charges of approximately $13 million. 2014 includes $1.6 billion of legal and regulatory settlements and restructuring charges of approximately $45 million. 2013 includes $77 million of legal settlements, restructuring charges of approximately $10 million, and a $16 million gain on the sale of an equity investment held by CRISIL.

2015

Revenue decreased 1%, which includes the unfavorable impact of foreign exchange rates that reduced revenue by 4 percentage points. Excluding the unfavorable impact of foreign exchange rates, transaction revenue increased primarily due to an increase in U.S. Public Finance issuance, partially offset by a decline in structured finance revenue driven by reduced global market issuance. Excluding the unfavorable impact of foreign exchange rates, non-transaction revenue also increased due to growth in surveillance revenues and additional Ratings Evaluation Service activity, partially offset by lower revenue associated with new client relationships.

Operating profit increased 285%. Excluding the favorable net impact of legal and regulatory settlement charges and insurance recoveries of 273 percentage points and net higher restructuring costs recorded in 2014 of 6 percentage points, operating profit increased 7%. Foreign currency exchange rates had an unfavorable impact of 1 percentage point on the operating profit growth of 7%. This increase was driven by decreased compensation costs primarily driven by lower incentive costs and cost containment resulting from 2014 restructuring actions and reduced legal fees following the resolution of a number of significant legal matters, partially offset by increased costs related to the implementation of the Dodd-Frank Wall Street Reform of the Consumer Protection Act and the decrease in revenue discussed above.

2014

Revenue increased 8% driven by growth in both transaction and non-transaction revenue. Transaction revenue increased in 2014 primarily driven by growth in both corporate and financial services bond ratings revenue with strong growth in all regions and an increase in bank loan ratings revenue, partially offset by a decline in structured finance revenues. Non-transaction revenue increased primarily due to an increase in annual fees, increases in global research and analytics services and increased RES activity.

Operating profit decreased 166%. Excluding the unfavorable impact of legal and regulatory settlements of 173 percentage points, the unfavorable impact of higher restructuring charges recorded in 2014 of 4 percentage points, and the unfavorable impact of the gain on sale of an equity investment held at CRISIL in 2013 of 2 percentage points, operating profit increased 13%. This increase was driven by the increase in revenue and the favorable impact of foreign exchange rates of 2 percentage points, partially offset by higher legal defense costs primarily driven by increased litigation activity including the Department of Justice case.

Issuance Volumes

We monitor issuance volumes as an indicator of trends in transaction revenue streams within S&P Ratings. Issuance volumes noted within the discussion that follows are based on the domicile of the issuer. Issuance volumes can be reported in two ways: by "domicile", which is based on where an issuer is located or where the assets associated with an issue are located, or based on "marketplace", which is where the bonds are sold. The following tables depict changes in issuance levels as compared to the prior year, based on Thomson Financial, Harrison Scott Publications, Dealogic and S&P Rating’s internal estimates.

	2015 Compared to 2014
Corporate Bond Issuance	U.S.	Europe
High-Yield Issuance	(13)%	(30)%
Investment Grade	20%	(21)%
Total New Issue Dollars—Corporate Issuance	12%	(22)%

•
Although the number of issuances were down, par value of corporate issuance in the U.S. was up in 2015 driven by an increase in investment-grade debt issuance reflecting high par value deals, as the number of deals was lower in the first nine months of the year. Strong M&A activity was a major driver of large financing transactions that resulted in increased issuance in the first nine months of the year. Investment-grade debt issuance was negatively impacted in the fourth quarter of 2015 as market volatility increased. The increase in U.S. investment-grade debt issuance was partially offset by weakness in U.S. high-yield debt issuance.

•	Corporate issuance in Europe for both investment-grade and high-yield decreased in 2015 as a result of economic and political uncertainty in the European markets.

	2015 Compared to 2014
Structured Finance	U.S.	Europe
Asset-Backed Securities (“ABS”)	(10)%	(22)%
Collateralized Debt Obligations (“CDO”)	(22)%	(15)%
Commercial Mortgage-Backed Securities (“CMBS”)	7%	14%
Residential Mortgage-Backed Securities (“RMBS”)	45%	25%
Covered Bonds	*	28%
Total New Issue Dollars—Structured Finance	(6)%	13%
* Represents no activity in 2015 and 2014.

•
ABS issuance in the U.S. was down, primarily driven by a decline in credit cards as banks continued to use deposit funding rather than securitization for alternative funding. ABS issuance in Europe was also down, driven by declines across several sub-asset classes.

•	Issuance was down in the U.S. and European Structured Credit markets driven by lower availability of leveraged loans and overall market volatility.

•
CMBS issuance in the U.S. was up reflecting favorable market conditions and investor demand during the first half of the year, partially offset by a decline in the second half of the year with the mix reflecting a lower proportion of single borrower transactions. European CMBS issuance was also up, although from a low 2014 base.

•
RMBS volume in the U.S. was up driven by a mix of deal types, including servicing advance transactions. The increase in European RMBS volume was predominantly driven by an increase in the average issuance size.

•
Covered bond issuance (which are debt securities backed by mortgages or other high-quality assets that remain on the issuer's balance sheet) in Europe was up due to historically low yields. The European Central Bank's purchase program is also adding to the demand side, with banks and financial institutions taking advantage of attractive lower rates.

Industry Highlights and Outlook

Revenue declined in 2015 primarily due to the unfavorable impact of foreign exchange rates of 4 percentage points and reduced market issuance internationally primarily impacting corporate bond ratings revenue and structured finance revenues. These decreases were partially offset by an increase in U.S. Public Finance issuance in the first nine months of the year as issuers took advantage of the low interest rate environment. However, issuance slowed in the fourth quarter of 2015 due to market volatility. Corporate bond ratings revenue in the U.S. was favorably impacted by the low interest rate environment and M&A activity throughout the first nine months of the year. However, issuance declined in the fourth quarter of 2015 as market volatility increased and M&A activity slowed. Debt issuance is expected to continue to be volatile in 2016. M&A activity is expected to continue across the ratings spectrum. International economic and political uncertainties are likely to continue to cause market volatility in 2016.

Legal and Regulatory Environment

Legal and Regulatory Environment
General
S&P Ratings and many of the securities that it rates are subject to extensive regulation in both the U.S. and in other countries, and therefore existing and proposed laws and regulations can impact the Company’s operations and the markets in which it operates. Additional laws and regulations have been adopted but not yet implemented or have been proposed or are being considered. In addition, in certain countries, governments may provide financial or other support to locally-based rating agencies. For example, governments may from time to time establish official rating agencies or credit ratings criteria or procedures for evaluating local issuers. We have reviewed the new laws, regulations and rules which have been adopted and we have implemented, or are planning to implement, changes as required. We do not believe that such new laws, regulations or rules will have a material adverse effect on our financial condition or results of operations. Other laws, regulations and rules relating to credit rating agencies are being considered by local, national, foreign and multinational bodies and are likely to continue to be considered in the future, including provisions seeking to reduce regulatory and investor reliance on credit ratings, rotation of credit rating agencies and liability standards applicable to credit rating agencies. The impact on us of the adoption of any such laws, regulations or rules remains uncertain, but could increase the costs and legal risks relating to S&P Ratings’ rating activities, or adversely affect our ability to compete, or result in changes in the demand for credit ratings.
In the normal course of business both in the U.S. and abroad, S&P Ratings (or the legal entities comprising S&P Ratings) are defendants in numerous legal proceedings and are often the subject of government and regulatory proceedings, investigations and inquiries. Many of these proceedings, investigations and inquiries relate to the ratings activity of S&P Ratings brought by purchasers of rated securities. In addition, various government and self-regulatory agencies frequently make inquiries and conduct investigations into S&P Ratings’ compliance with applicable laws and regulations. Any of these proceedings, investigations or inquiries could ultimately result in adverse judgments, damages, fines, penalties or activity restrictions, which could adversely impact our consolidated financial condition, cash flows, business or competitive position.

U.S.
The businesses conducted by our S&P Ratings segment are, in certain cases, regulated under the Credit Rating Agency Reform Act of 2006 (the “Reform Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd Frank Act”), the Securities Exchange Act of 1934 (the “Exchange Act”) and/or the laws of the states or other jurisdictions in which they conduct business. The financial services industry is subject to the potential for increased regulation in the U.S.
S&P Ratings is a credit rating agency that is registered with the SEC as a Nationally Recognized Statistical Rating Organization (“NRSRO”). The SEC first began informally designating NRSROs in 1975 for use of their credit ratings in the determination of capital charges for registered brokers and dealers under the SEC’s Net Capital Rule. The Reform Act created a new SEC registration system for rating agencies that choose to register as NRSROs. Under the Reform Act, the SEC is given authority and oversight of NRSROs and can censure NRSROs, revoke their registration or limit or suspend their registration in certain cases. The rules implemented by the SEC pursuant to the Reform Act, the Dodd Frank Act and the Exchange Act address, among other things, prevention or misuse of material non-public information, conflicts of interest, documentation and assessment of internal controls, and improving transparency of ratings performance and methodologies. The public portions of the current version of S&P Ratings’ Form NRSRO are available on S&P Ratings’ Web site.

European Union
In the European Union, the credit rating industry is registered and supervised through a pan-European regulatory framework which is a compilation of three sets of legislative actions. In 2009, the European Parliament passed a regulation (“CRA1”) that established an oversight regime for the credit rating industry in the European Union, which became effective in 2010. CRA1 requires the registration, formal regulation and periodic inspection of credit rating agencies operating in the European Union. S&P Ratings was granted registration in October of 2011. In January of 2011, the European Union established the European Securities and Markets Authority (“ESMA”), which, among other things, has direct supervisory responsibility for the registered credit rating industry throughout the European Union.
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
Other Jurisdictions
Outside of the U.S. and the European Union, regulators and government officials have also been implementing formal oversight of credit rating agencies. S&P Ratings is subject to regulations in several foreign jurisdictions in which it operates and continues to work closely with regulators globally to promote the global consistency of regulatory requirements. S&P Ratings expects regulators in additional countries to introduce new regulations in the future.
For a further discussion of competitive and other risks inherent in our S&P Ratings business, see Item 1a, Risk Factors, in this Annual Report on Form 10-K. For a further discussion of the legal and regulatory environment in our S&P Ratings business, see Note 12 - Commitments and Contingencies to the consolidated financial statements under Item 8, Consolidated Financial Statements and Supplementary Data, in this Annual Report on Form 10-K.

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

•
Global Risk Services — commercial arm that sells Standard & Poor's Ratings Services' credit ratings and related data, analytics and research, which includes subscription-based offerings, RatingsDirect® and RatingsXpress®;

•
S&P Capital IQ Markets Intelligence — a comprehensive source of market research for financial professionals, which includes Global Markets Intelligence, Leveraged Commentary & Data and Equity Research Services; and

•
SNL — a product suite that includes standardized and as-reported financials, sector-specific templates, asset-level data, mapping and regulatory data accessible through SNL Unlimited that provides in-depth coverage of industry-specific financial market data from over 6,500 public companies and over 50,000 private companies across the globe, comprehensive market data on a variety of assets, and M&A and Capital Market activities.

(in millions)	Years ended December 31,			% Change
	2015	2014	2013	’15 vs ’14	’14 vs ’13
Revenue	$1,405	$1,237	$1,170	14%	6%

Subscription revenue	$1,270	$1,118	$1,056	14%	6%
Non-subscription revenue	$135	$119	$114	13%	4%
% of total revenue:
Subscription revenue	90%	90%	90%
Non-subscription revenue	10%	10%	10%

Domestic revenue	$933	$809	$767	15%	5%
International revenue	$472	$428	$403	10%	6%
% of total revenue:
Domestic revenue	66%	65%	66%
International revenue	34%	35%	34%

Operating profit [1]	$228	$228	$189	—%	21%
% Operating margin	16%	18%	16%

[1]
2015 includes acquisition costs of $37 million related to the acquisition of SNL and costs of $32 million related to identified operating efficiencies primarily related to restructuring. 2014 includes restructuring charges of $9 million. 2013 includes restructuring charges of approximately $9 million and a loss related to the sale of Financial Communications of $3 million.

2015

Revenue increased 14% primarily due to 7 percentage points of growth in the S&P Capital IQ Desktop, RatingsXpress® and RatingsDirect® and 7 percentage points from the acquisition of SNL. Revenue growth of the legacy S&P Capital IQ products was primarily driven by increases in average contract values for each product from new customer relationships and increases from existing accounts. These increases were partially offset by declines in the equity research business, the unfavorable impact of foreign exchange rates which reduced revenue by 1 percentage point and the unfavorable impact related to the closure of a non-core business. The number of users on the S&P Capital IQ Desktop and the number of customers at RatingsXpress® continued to grow in 2015. RatingsXpress® continued to benefit from increased compliance requirements which have created a greater need for alternative risk tools. International revenue grew 10% over 2014, primarily driven by sales growth of the S&P Capital IQ Desktop and RatingsXpress® in Europe and Asia.

Operating profit remained flat. Excluding the unfavorable impact of acquisition-related costs related to the acquisition of SNL of 16 percentage points and higher costs recorded in 2015 related to identified operating efficiencies primarily related to restructuring of 10 percentage points, operating profit increased 25%. This increase is due to revenue growth and the favorable impact of foreign exchange rates of 7 percentage points, partially offset by higher technology costs, increased compensation costs and higher intangible asset amortization in 2015 related to the acquisition of SNL.

2014

Revenue increased 6% primarily due to growth from the S&P Capital IQ Desktop, RatingsXpress® and RatingsDirect®, driven by increases in average contract values for each product from new customer relationships and increases from existing accounts. This was partially offset by an unfavorable impact related to the closure of several non-core businesses. The number of users on the S&P Capital IQ Desktop and the number of customers at RatingsXpress® increased in 2014 as compared to 2013. Increases for existing accounts were driven by bundled solution offerings integrated within the S&P Capital IQ Desktop, new datasets and expanded coverage of existing datasets combined with improved functionality of the S&P Capital IQ Desktop. RatingsXpress® benefited from improvements made to the speed and timeliness through delivery on the Xpressfeed platform. Additionally, RatingsXpress® benefited from increased compliance requirements which have created a greater need for alternative risk tools. RatingsDirect® also had revenue growth in 2014 as increased contract values were driven by the sale of bundled packages including the S&P Capital IQ Desktop. Additionally, S&P Capital IQ Desktop, RatingsXpress® and RatingsDirect® benefited in 2014 from a higher customer retention rate compared to 2013. International revenue grew 6% over 2013, primarily driven by sales growth of the S&P Capital IQ Desktop in Europe, Asia and Canada.

Operating profit increased 21%. Excluding the favorable impact of a loss related to the sale of Financial Communications of 3 percentage points, operating profit increased 18%. This increase is due to revenue growth, expense savings from the closure of several non-core businesses and a favorable impact from foreign exchange rates of 4 percentage points. Partially offsetting the increases to operating profit were increased compensation costs, primarily due to improved sales performance and additional headcount in developing regions, and higher technology costs.

Industry Highlights and Outlook

In 2015, S&P Capital IQ and SNL added scale to data, technology and commercial capabilities and created synergies with the existing legacy S&P Capital IQ portfolio through the acquisition of SNL.

In 2016, S&P Capital IQ and SNL will continue to focus on meeting or exceeding targeted revenue and costs synergies as a result of the acquisition of SNL. The segment will seek to develop new products, further penetrate core customer segments and geographies, as well as enhance core capabilities in data, technology and market approach.

Legal and Regulatory Environment

The financial services industry is subject to the potential for increased regulation in the U.S. and abroad. The businesses conducted by S&P Capital IQ and SNL are in certain cases regulated under the U.S. Investment Advisers Act of 1940 (the “Investment Advisers Act”) and/or the laws of the states or other jurisdictions in which they conduct business.
Certain businesses of S&P Capital IQ and SNL are authorized and regulated in the United Kingdom by the Financial Conduct Authority (the “FCA”). As such, these businesses are authorized to arrange and advise on investments, and are entitled to exercise a passport right to provide specified cross border services into other European Economic Area (“EEA”) States, under and subject to the conditions in the E.U. Markets in Financial Instruments Directive (“MiFID”).
The markets for financial research, investment and advisory services are very competitive. S&P Capital IQ and SNL competes domestically and internationally on the basis of a number of factors, including the quality of its research and advisory services, client service, reputation, price, geographic scope, range of products and services, and technological innovation. For a further discussion of competitive and other risks inherent in our S&P Capital IQ and SNL business, see Item 1a, Risk Factors, in this Annual Report on Form 10-K.

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
S&P DJ Indices generates subscription revenue but primarily derives revenue from non-subscription products based on the S&P and Dow Jones Indices. Specifically, S&P DJ Indices generate revenue from the following sources:

•	Investment vehicles — such as ETFs, which are based on the S&P Dow Jones Indices' benchmarks and generate revenue through fees based on assets and underlying funds;

•	Exchange traded derivatives — which generate royalties based on trading volumes of derivatives contracts listed on various exchanges;

•	Index-related licensing fees — which are either fixed or variable annual and per-issue fees for over-the-counter derivatives and retail-structured products; and

•	Data and customized index subscription fees — which support index fund management, portfolio analytics and research.

(in millions)	Years ended December 31,			% Change
	2015	2014	2013	’15 vs ’14	’14 vs ’13
Revenue	$597	$552	$493	8%	12%

Subscription revenue	$122	$111	$103	10%	8%
Non-subscription revenue	$475	$441	$390	8%	13%
% of total revenue:
Subscription revenue	21%	20%	21%
Non-subscription revenue	79%	80%	79%

Domestic revenue	$488	$440	$385	11%	14%
International revenue	$109	$112	$108	(2)%	4%
% of total revenue:
Domestic revenue	82%	80%	78%
International revenue	18%	20%	22%

Operating profit [1]	$392	$347	$266	13%	30%
Less: net income attributable to noncontrolling interests	$101	$92	$73	10%	25%
Net operating profit	$291	$255	$193	14%	32%
% Operating margin	66%	63%	54%
% Net operating margin	49%	46%	39%

[1]	2014 includes $4 million of professional fees largely related to corporate development activities.

2015

Revenue at S&P DJ Indices increased 8%, primarily driven by higher average levels of assets under management ("AUM") for ETFs and mutual funds. Volumes for exchange-traded derivatives continued to increase for certain products which also contributed to revenue growth. Additionally, the year-over-year revenue increase was slightly unfavorably impacted by the refinement of our process for estimating revenue for certain products that favorably impacted 2014 which caused a one-time revenue increase in the prior-year period. Ending AUM for ETFs decreased 2% to $815 billion in 2015 from $832 billion in 2014, primarily due to the flow of investment funds to the developed international equity markets and the impact of lower equity prices. The unfavorable impact of foreign exchange rates reduced revenue by 1 percentage point.

Operating profit grew 13%. Excluding the favorable impact of professional fees largely related to corporate development activities recorded in 2014 of 1 percentage point, operating profit increased 12%. This increase was primarily due to revenue growth as expenses remained relatively flat as a result of cost containment measures.

2014

Revenue at S&P DJ Indices increased 12%, primarily driven by higher average levels of AUM for ETFs and mutual funds. Higher volumes for exchange-traded derivatives also contributed to revenue growth. These increases were partially offset by the unfavorable impact of lower over-the-counter derivative trading volumes in 2014 driven by the expiration of a licensing arrangement for commodities indices in June of 2014. AUM for ETFs rose 25% to $832 billion in 2014 from $668 billion in 2013. The unfavorable impact of foreign exchange rates reduced revenue by less than 1 percentage point.

Operating profit grew 30%. Excluding the impact of professional fees largely related to corporate development activities recorded in 2014 of 2 percentage points, operating profit increased 32%. This increase was primarily due revenue growth and the favorable impact of a $26 million non-cash impairment charge recorded in 2013 associated with an intangible asset acquired with the formation of the S&P Dow Jones Indices LLC joint venture and a reduction of royalty expenses. The reduction of royalty expenses was the result of purchases of intellectual property rights to certain commodities indices developed by Goldman Sachs, and Broad Market Indices (“BMI”) from Citigroup Global Markets Inc. as well as the expiration of a licensing arrangement for commodities indices in June of 2014. These expense reductions were partially offset by an increase in compensation costs related to additional headcount and higher incentive costs. The unfavorable impact of foreign exchange rates reduced operating profit by 1 percentage point.

Industry Highlights and Outlook

S&P DJ Indices continues to be the leading index provider for the ETF market space. In 2015, higher average levels of AUM for ETFs contributed to revenue growth, however, ending AUM for ETFs decreased 2% to $815 billion in 2015 from $832 billion in 2014. S&P DJ Indices will also seek to diversify their portfolio of index offerings through asset class expansion, new geographies, and investment strategies. This group will seek to expand its fixed income offering and grow its local presence in emerging markets.

Legal and Regulatory Environment

The financial benchmarks industry is subject to the new pending benchmark regulation in the European Union (the “E.U. Benchmark Regulation”) as well as potential increased regulation in other jurisdictions.
The proposed E.U. Benchmark Regulation has been released for final approval and is expected to be published later this year. The E.U. Benchmark Regulation will likely require S&P DJ Indices in due course to obtain registration or authorization in connection with its benchmark activities in Europe. This legislation will likely cause additional operating obligations but they are not expected to be material at this time and until the regulation is finalized the exact impact is not certain.
In addition, the European Union has recently finalized a package of legislative measures known as MiFID II, which revise and update the existing E.U. Markets in Financial Instruments Directive framework. MiFID II will apply in full in all E.U. Member States from January 3, 2017. MiFID II includes provisions that, among other things: (i) impose new conditions and requirements on the licensing of benchmarks and provide for non-discriminatory access to exchanges and clearing houses; (ii) modify the categorization and treatment of certain classes of derivatives; (iii) expand the categories of trading venue that are subject to regulation; and (iv) provide for the mandatory trading of certain derivatives on exchanges (complementing the mandatory derivative clearing requirements in the E.U. Market Infrastructure Regulation of 2011). Although the MiFID II package is “framework” legislation (meaning that much of the detail of the rules will be set out in subordinate measures to be agreed upon in the period before 2017), it is possible that the introduction of these laws and rules could affect S&P DJ Indices’ ability both to administer and license its indices.
In July of 2013, the International Organization of Securities Commissions (“IOSCO”) issued Financial Benchmark Principles, which are intended to promote the reliability of benchmark determinations, and address governance, benchmark quality and accountability mechanisms, including with regard to the indices published by S&P DJ Indices. Even though the Financial Benchmark Principles are not binding law, S&P DJ Indices has taken steps to align its governance regime and operations with the Financial Benchmark Principles and engaged an independent auditor to perform a reasonable assurance review of such alignment.
The markets for index providers are very competitive. S&P DJ Indices competes domestically and internationally on the basis of a number of factors, including the quality of its benchmark indices, client service, reputation, price, range of products and services (including geographic coverage) and technological innovation. For a further discussion of competitive and other risks inherent in our S&P DJ Indices business, see Item 1a, Risk Factors, in this Annual Report on Form 10-K.

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
In the fourth quarter of 2015, we began exploring strategic alternatives for J.D. Power, included in our C&C segment. We committed to and initiated an active program to sell J.D. Power in its current state that we believe is probable in the next year. As a result, we have classified the assets and liabilities of J.D. Power as held for sale in our consolidated balance sheet as of December 31, 2015. The anticipated disposal does not represent a strategic shift that will have a major effect on operations and financial results, therefore, it is not classified as a discontinued operation.
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

•
Non-subscription revenue — primarily from licensing of our proprietary market price data and price assessments to commodity exchanges, syndicated and proprietary research studies, commercial-oriented data and analytics, conference sponsorship, consulting engagements, and events.

As of August 1, 2013, we completed the sale of Aviation Week and results have been included in C&C's results through that date. See Note 2 – Acquisitions and Divestitures to our consolidated financial statements for further discussion.

(in millions)	Years ended December 31,			% Change
	2015	2014	2013	’15 vs ’14	’14 vs ’13
Total revenue	$971	$893	$841	9%	6%

Subscription revenue	$641	$576	$527	11%	9%
Non-subscription revenue	$330	$317	$314	4%	1%
% of total revenue:
Subscription revenue	66%	64%	63%
Non-subscription revenue	34%	36%	37%

Domestic revenue	$435	$401	$394	9%	2%
International revenue	$536	$492	$447	9%	10%
% of total revenue:
Domestic revenue	45%	45%	47%
International revenue	55%	55%	53%

Operating profit [1]	$357	$290	$280	23%	3%
% Operating margin	37%	32%	33%

[1]
2015 includes $1 million of restructuring charges. 2014 includes $16 million of restructuring charges. 2013 includes $9 million of restructuring charges and a pre-tax gain of $11 million on the sale of Aviation Week.

2015

Revenue grew 9% driven by strength in Platts' proprietary content as Platts' revenue grew across all regions. This growth was mainly due to continued demand for Platts’ market data and price assessment products across all commodity sectors, led by petroleum. While petroleum is still the biggest driver, the revenue mix continues to become more diversified as other sectors showed positive annualized contract value growth including natural gas, petrochemicals, metals and agriculture. Additionally, growth has been driven by the continued licensing of our proprietary market price data and price assessments to various commodity exchanges. Platts' revenue for 2015 was also favorably impacted by the acquisitions of Eclipse Energy Group AS and its operating subsidiaries (“Eclipse”) in July of 2014 and Petromedia Ltd and its operating subsidiaries (“Petromedia”) in July of 2015. J.D. Power also contributed to the revenue increase driven by an increase in auto consulting engagements in the U.S., growth in the U.S. Power Information Network® ("PIN") business and the acquisition of National Automobile Dealers Association's Used Car Guide ("UCG") in July of 2015. The acquisitions of Eclipse, Petromedia and UCG had a favorable impact on revenue of 3 percentage points. See Note 2 — Acquisitions and Divestitures for further discussion. The unfavorable impact of foreign exchange rates reduced revenue by 1 percentage point.

Operating profit increased 23%. Excluding the favorable impact of higher restructuring charges recorded in 2014 of 6 percentage points, operating profit increased 17%. This increase is due to the increase in revenue and the favorable impact of foreign exchange rates of 4 percentage points, partially offset by higher incentive costs and outside consulting fees at Platts and higher compensation costs related to additional headcount at J.D. Power due to the acquisition of UCG.

2014

Revenue increased 6% due to continued demand for Platts’ proprietary content as Platts’ revenue grew across all regions. This growth was mainly driven by strength in Platts’ market data and price assessment products across all commodity sectors, led by petroleum. While petroleum is still the biggest driver, the revenue mix continues to become more diversified as other sectors continued to show positive annualized contract value growth including petrochemicals, natural gas, coal, metals and agriculture. Platts' revenue in 2014 was also favorably impacted by the acquisition of Eclipse in July of 2014. The acquisition of Eclipse had a favorable impact on revenue of less than 1 percentage point. See Note 2 — Acquisitions and Divestitures for further discussion. Additionally, growth at J.D. Power also contributed to the revenue increase driven by strong demand for auto consulting engagements in the U.S. and Singapore and growth in the U.S. PIN business. The increases in revenue were partially offset by the unfavorable impact of 3 percentage points related to the sale of Aviation Week on August 1, 2013 as the results have been included in C&C's results through that date.

Operating profit increased 3%. Excluding the unfavorable impact of the pre-tax gain on the sale of Aviation Week recorded in 2013 of 4 percentage points and higher restructuring charges recorded in 2014 as compared to 2013 of 3 percentage points, operating profit increased 10%. This increase is due to the increase in revenue, partially offset by the unfavorable impact of foreign exchange rates of 1 percentage point, increased costs at Platts and J.D. Power related to additional headcount, merit increases, and other operating costs to support business growth.

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

High growth in supply and an uncertain pace of demand growth causes volatility in energy prices, which will drive market participant demand for Platts' proprietary content, including news, price assessments and analytics. However, if commodity prices remain at levels that are lower than in recent years, this is likely to have an adverse impact on the rate of growth for subscription and conference revenue in some of Platts’ customer segments. The International Energy Agency ("IEA"), in its first monthly forecast of 2016, predicted that world oil consumption will rise to 95.7 million barrels per day in 2016, a gain of 1.2 million barrels per day compared to 2015. The IEA expected non-OPEC total liquids supply to contract by nearly 600,000 barrels per day in 2016, following growth of 1.4 million barrels per day in 2015. In 2016, Platts will continue to invest in technology and customer engagement activities to seek to drive additional revenue growth across all commodity sectors. They will also seek to continue to leverage the capabilities and content from recent acquisitions and expand into adjacent markets. Similar to 2015, they expect to continue to introduce a number of new products and price assessments within all commodity sectors. Platts completed its first annual assurance review confirming adherence to the IOSCO Principles for Oil Price Reporting Agencies (PRAs) for its oil benchmarks in 2013 and, as of December 2015, had completed its fourth assurance review confirming its alignment with the PRA Principles for both its oil and non-oil commodity benchmarks. On September 17, 2015, IOSCO announced that the PRAs have made the IOSCO PRA Principles an "integral part" of their price assessment practices and that IOSCO saw no need to continue its annual review of the Principles’ implementation. Platts remains committed to ensuring its price assessment processes continue to fully align with the PRA Principles across all commodities and will continue to retain an independent accountancy firm to conduct voluntary reasonable assurance reviews of its alignment to the PRA Principles.

Demand for our automotive studies is driven by the performance of the automotive industry. In 2015, global and U.S. light vehicle sales increased approximately 1% and 6%, respectively, compared to 2014, with growth across most primary markets partially offset by decreases from Russia, Brazil and Japan. For 2016, J.D. Power projects growth for global and U.S. light vehicles sales of 4% and 2%, respectively. In 2016, J.D. Power will strive to grow the core business by strengthening their benchmark studies, leveraging new initiatives to drive operational efficiencies and enhance customer delivery and increasing the distribution of their syndicated studies. International growth will continue to be a key focus in 2016 as they will look to extend product offerings to increase penetration in the Asia-Pacific region and exploring growth opportunities in target growth markets (China, Brazil and Mexico).

Legal and Regulatory Environment
Platts’ commodities price assessment and information business is subject to increasing regulatory scrutiny in the U.S. and abroad. As discussed above under the heading “S&P DJ Indices-Legal and Regulatory Environment”, the financial benchmarks industry is subject to the new pending benchmark regulation in the European Union (the “E.U. Benchmark Regulation”) as well as potential increased regulation in other jurisdictions. As a result of these measures, as well as measures that could be taken in other jurisdictions outside of Europe, Platts will likely be required in due course to obtain registration or authorization in connection with its benchmark and price assessment activities in Europe and potentially elsewhere.
Also as discussed above under the heading “S&P DJ Indices-Legal and Regulatory Environment”, the European Union has recently finalized a package of legislative measures known as MiFID II, which may also impact Platts’ business. Although the MiFID II package is “framework” legislation, it is possible that the introduction of these laws and rules could affect Platts’ ability both to administer and license its price assessments.
In October of 2012, IOSCO issued its PRA Principles which set out principles, which are intended to enhance the reliability of oil price assessments referenced in derivative contracts subject to regulation by IOSCO members. Platts has taken steps to align its operations with the PRA Principles and as recommended by IOSCO in its final report on the PRA Principles, has aligned to the PRA Principles for other commodities for which it publishes benchmarks.
The markets for commodities price assessments and information are very competitive. Platts competes domestically and internationally on the basis of a number of factors, including the quality of its assessments and other information it provides to the commodities and related markets, client service, reputation, price, range of products and services (including geographic coverage) and technological innovation. Furthermore, sustained downward pressure on oil and other commodities prices and trading activity in those markets could have a material adverse impact on the rate of growth of Platts’ revenue. For a further discussion of competitive and other risks inherent in our Platts business, see Item 1a, Risk Factors, in this Annual Report on Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

We continue to maintain a strong financial position. Our primary source of funds for operations is cash from our businesses and our core businesses have been strong cash generators. In 2016, cash on hand, cash flows from operations and availability under our existing credit facility are expected to be sufficient to meet any additional operating and recurring cash needs into the foreseeable future. We use our cash for a variety of needs, including among others: ongoing investments in our businesses, strategic acquisitions, share repurchases, dividends, repayment of debt, capital expenditures and investment in our infrastructure.

Cash Flow Overview

Cash and cash equivalents were $1.5 billion as of December 31, 2015, a decrease of $1.0 billion as compared to December 31, 2014, and consisted of approximately 10% of domestic cash and 90% of cash held abroad. Typically, cash held outside the U.S. is anticipated to be utilized to fund international operations or to be reinvested outside of the U.S., as a significant portion of our opportunities for growth in the coming years is expected to be abroad. In the event funds from international operations are needed to fund operations in the U.S., we would be required to accrue for and pay taxes in the U.S. to repatriate these funds.

(in millions)	Years ended December 31,
	2015	2014	2013
Net cash provided by (used for):
Operating activities from continuing operations	$195	$1,209	$782
Investing activities from continuing operations	(2,525)	(65)	(130)
Financing activities from continuing operations	1,510	(462)	(1,743)

In 2015, free cash flow decreased to $(48.0) million compared to $1.0 billion in 2014. The decrease is primarily due to the decrease in cash provided from operating activities as discussed below. Free cash flow is a non-GAAP financial measure and reflects our cash flow provided by operating activities less capital expenditures and dividends and other payments paid to noncontrolling interests. Capital expenditures include purchases of property and equipment and additions to technology projects. See “MDA – Reconciliation of Non-GAAP Financial Information” below for a reconciliation of cash flow provided by operating activities, the most directly comparable U.S. GAAP financial measure, to free cash flow.

Operating activities
Cash provided by operating activities decreased $1.0 billion to $195 million in 2015. The decrease is mainly due to the payment of legal and regulatory settlements in 2015 of $1.6 billion.

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

Cash used for investing activities increased to $2.5 billion for 2015 from $65 million in 2014, primarily due to the acquisition of SNL in September of 2015.

Cash used for investing activities decreased to $65 million for 2014 from $130 million in 2013. This was primarily due to higher proceeds from dispositions in 2014 related to the sale of our data center to QTS and proceeds from the sale of the Company's aircraft. Additionally, lower capital expenditures in 2014 compared to 2013 contributed to the decrease. These decreases were partially offset by a higher amount of cash paid for acquisitions in 2014 compared to 2013.

Refer to Note 2 – Acquisitions and Divestitures to our consolidated financial statements for further information.

Financing activities
Our cash outflows from financing activities consist primarily of share repurchases, dividends and repayment of debt, while cash inflows are primarily inflows from long-term and short-term debt borrowings and proceeds from the exercise of stock options.

Cash provided by financing activities was $1.5 billion in 2015 compared to cash used for financing activities of $462 million in 2014, driven by proceeds from the issuance of senior notes in 2015, partially offset by an increase in cash used for the repurchase of treasury shares.

Cash used for financing activities decreased $1.3 billion to $462 million in 2014. This decrease is primarily attributable to a decrease in cash used for share repurchases and the repayment of short-term debt that occurred in the first quarter of 2013.

During 2015, we used cash to repurchase 9.8 million shares for $974 million at an average price paid per share of $98.98, excluding commissions. An additional 0.3 million shares were repurchased in the fourth quarter of 2015 for approximately $26 million, which settled in January of 2016. Including these additional shares, we utilized cash to repurchase shares at an average price of $99.00, excluding commissions.

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

On December 4, 2013, the Board of Directors approved a new stock repurchase program authorizing the purchase of up to 50 million shares (the “2013 Repurchase Program”), which was approximately 18% of the total shares of our outstanding common stock at that time. The 2013 Repurchase Program has no expiration date and purchases under this program may be made from time to time on the open market and in private transactions, depending on market conditions. As of December 31, 2015, 35.5 million shares remained available under the 2013 Repurchase Program.

Discontinued Operations
Cash flows from discontinued operations reflects the classification of McGraw Hill Construction and MHE as discontinued operations.

Cash used for operating activities from discontinued operations of $129 million in 2015 relates to the tax payment on the gain on sale of McGraw Hill Construction. Cash provided by operating activities from discontinued operations of $18 million in 2014 relates to McGraw Hill Construction and cash used for operating activities of $231 million in 2013 relates both to MHE and McGraw Hill Construction.

Cash provided by investing activities from discontinued operations decreased to $320 million in 2014 compared to $2.1 billion in 2013 due to lower proceeds received from the sale of McGraw Hill Construction compared to the proceeds received from MHE.

Cash used for financing activities decreased $25 million in 2014 as there was no impact related to McGraw Hill Construction.

Additional Financing

We have the ability to borrow a total of $1.2 billion through our commercial paper program, which is supported by our credit facility described below. Commercial paper borrowings outstanding as of December 31, 2015 totaled $143 million with an average interest rate and term of 0.95% and 17 days. As of December 31, 2015, we can borrow approximately $1.1 billion in additional funds through the commercial paper program. There were no commercial paper borrowings outstanding under our credit facility as of December 31, 2014.

On June 30, 2015, we entered into a revolving $1.2 billion five-year credit agreement (our "credit facility") that will terminate on June 30, 2020. This credit facility replaced our $1.0 billion four-year credit facility that was scheduled to terminate on June 19, 2017. The previous credit facility was canceled immediately after the new credit facility became effective. There were no outstanding borrowings under the previous credit facility when it was replaced.

We pay a commitment fee of 10 to 20 basis points for our credit facility, depending on our indebtedness to cash flow ratio, whether or not amounts have been borrowed and currently pay a commitment fee of 15 basis points. The interest rate on borrowings under our credit facility is, at our option, calculated using rates that are primarily based on either the prevailing London Inter-Bank Offered Rate, the prime rate determined by the administrative agent or the Federal Funds Rate. For certain borrowings under this credit facility, there is also a spread based on our indebtedness to cash flow ratio added to the applicable rate.

Our credit facility contains certain covenants. The only financial covenant requires that our indebtedness to cash flow ratio, as defined in our credit facility, is not greater than 4 to 1, and this covenant level has never been exceeded.

On July 24, 2015, in connection with the acquisition of SNL, we entered into a commitment letter. Upon receipt of the proceeds from the issuance of $2.0 billion of senior notes on August 18, 2015, we terminated this commitment letter. See Note 5 — Debt for further information.

On January 22, 2015, Fitch Ratings revised its ratings outlook from negative to stable and affirmed our BBB+ long-term debt rating and F2 short-term/commercial debt rating. On August 7, 2015, Moody's Investor Service assigned a Baa1 long-term debt rating and P-2 commercial paper rating.

Dividends

On January 27, 2016, the Board of Directors approved an increase in the quarterly common stock dividend from $0.33 per share to $0.36 per share.

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

We believe that the amount of cash and cash equivalents on hand, cash flow expected from operations and availability under our credit facility will be adequate for us to execute our business strategy and meet anticipated requirements for lease obligations, capital expenditures, working capital and debt service for 2016.

The following table summarizes our significant contractual obligations and commercial commitments as of December 31, 2015, over the next several years that relate to our continuing operations. Additional details regarding these obligations are provided in the notes to our consolidated financial statements, as referenced in the footnotes to the table:

(in millions)	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Debt: [1]
Principal payments	143	797	695	1,976	3,611
Interest payments	150	274	225	771	1,420
Operating leases [2]	136	229	150	162	677
Purchase obligations and other [3]	83	90	6	—	179
Total contractual cash obligations	$512	$1,390	$1,076	$2,909	$5,887

[1]	Our debt obligations are described in Note 5 – Debt to our consolidated financial statements.

[2]	Amounts shown include taxes and escalation payments, see Note 12 – Commitments and Contingencies to our consolidated financial statements for further discussion on our operating lease obligations.

[3]
Other consists primarily of commitments for unconditional purchase obligations in contracts for information-technology outsourcing and certain enterprise-wide information-technology software licensing and maintenance.

As of December 31, 2015, we had $120 million of liabilities for unrecognized tax benefits. We have excluded the liabilities for unrecognized tax benefits from our contractual obligations table because reasonable estimates of the timing of cash settlements with the respective taxing authorities are not practicable.

As of December 31, 2015, we have recorded $920 million for our redeemable noncontrolling interest in our S&P Dow Jones Indices LLC partnership discussed in Note 8 – Equity to our consolidated financial statements.  Specifically, this amount relates to the put option under the terms of the operating agreement of S&P Dow Jones Indices LLC, whereby, after December 31, 2017, CME Group and CME Group Index Services LLC ("CGIS") will have the right at any time to sell, and we are obligated to buy, at least 20% of their share in S&P Dow Jones Indices LLC. We have excluded this amount from our contractual obligations table because we are uncertain as to the timing and the ultimate amount of the potential payment we may be required to make.

We make contributions to our pension and postretirement plans in order to satisfy minimum funding requirements as well as additional contributions that we consider appropriate to improve the funded status of our plans. During 2015, we contributed $15 million and $8 million to our domestic and international retirement and postretirement plans, respectively. Expected employer contributions in 2016 are $7 million and $9 million for our domestic and international retirement and postretirement plans, respectively. In 2016, we may elect to make additional non-required contributions depending on investment performance and the pension plan status. See Note 6 – Employee Benefits to our consolidated financial statements for further discussion.

Off-Balance Sheet Arrangements

As of December 31, 2015 and 2014, we did not have any relationships with unconsolidated entities, such as entities often referred to as specific purpose or variable interest entities where we are the primary beneficiary, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such we are not exposed to any financial liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

The presentation of free cash flow and free cash flow excluding certain items are not intended to be considered in isolation or as a substitute for the financial information prepared and presented in accordance with U.S. GAAP. Free cash flow, as we calculate it, may not be comparable to similarly titled measures employed by other companies. The following table presents a reconciliation of our cash flow provided by operating activities to free cash flow excluding the impact of the items below:

(in millions)	Years ended December 31,			% Change
	2015	2014	2013	2015	2014
Cash provided by operating activities	$195	$1,209	$782	(84)%	55%
Capital expenditures	(139)	(92)	(117)
Dividends and other payments paid to noncontrolling interests	(104)	(84)	(75)
Free cash flow	$(48)	$1,033	$590	N/M	75%
Payment of legal and regulatory settlements	1,624	35	—
Legal settlement insurance recoveries	(101)	—	—
Tax benefit from legal settlements	(250)	—	—
Free cash flow excluding above items	$1,225	$1,068	$590	15%	81%
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

For the years ended December 31, 2015, 2014 and 2013, no significant changes have been made to the underlying assumptions related to estimates of revenue or the methodologies applied. Based on our current outlook these assumptions are not expected to significantly change in 2016.

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

For the years ended December 31, 2015, 2014 and 2013, we made no material changes in our assumptions regarding the determination of the allowance for doubtful accounts. Based on our current outlook these assumptions are not expected to significantly change in 2016.

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

On July 31, 2014, we completed the sale of the Company's aircraft to Harold W. McGraw III, then Chairman of the Company's Board of Directors and former President and CEO of the Company for a purchase price of $20 million. During the second quarter of 2014, we recorded a non-cash impairment charge of $6 million within other (income) loss in our consolidated statement of income as a result of the pending sale. See Note 13 – Related Party Transactions to our consolidated financial statements for further information.

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

Goodwill and indefinite-lived intangible assets
Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. As of December 31, 2015 and 2014, the carrying value of goodwill and other indefinite-lived intangible assets was $3.6 billion and $2.1 billion, respectively. The increase was primarily due to the acquisition of SNL in September of 2015. See Note 2 – Acquisitions and Divestitures to our consolidated financial statements for further information.
Goodwill and other intangible assets with indefinite lives are not amortized, but instead are tested for impairment annually during the fourth quarter each year or more frequently if events or changes in circumstances indicate that the asset might be impaired.

Goodwill
As part of our annual impairment test of our four reporting units, we initially perform a qualitative analysis evaluating whether any events and circumstances occurred that provide evidence that it is more likely than not that the fair value of any of our reporting units is less than its carrying amount. Our qualitative assessment included, but was not limited to, consideration of macroeconomic conditions, industry and market conditions, cost factors, cash flows, changes in key Company personnel and our share price. If, based on our evaluation of the events and circumstances that occurred during the year we do not believe that it is more likely than not that the fair value of any of our reporting units is less than its carrying amount, no quantitative impairment test is performed. Conversely, if the results of our qualitative assessment determine that it is more likely than not that the fair value of any of our reporting units is less than its respective carrying amount we perform a two-step quantitative impairment test. For 2015, based on our qualitative assessments, we determined that it is more likely than not that our reporting units’ fair value was greater than their respective carrying amounts.

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

We performed our impairment assessment of goodwill and indefinite-lived intangible assets at our S&P Ratings, S&P Capital IQ and SNL, S&P DJ Indices and C&C operating segments and concluded that no impairment existed for the years ended December 31, 2015, 2014, and 2013.

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

Our discount rate and return on asset assumptions used to determine the net periodic pension and postretirement benefit cost on our U.S. retirement plans are as follows:

	Retirement Plans			Postretirement Plans
January 1	2016	2015	2014	2016	2015	2014
Discount rate [1]	4.47%	4.15%	5.00%	3.90%	3.60%	4.20%
Return on assets	6.25%	6.25%	7.125%
Weighted-average healthcare cost rate				7.00%	7.00%	7.00%

[1]
At the end of 2015, we changed our approach used to measure service and interest costs on all of our retirement plans. For 2015 and prior periods presented, we measured service and interest costs utilizing the single weighted-average discount rate derived from the yield curve used to measure the benefit obligation. For 2016, we elected to measure service and interest costs by applying the specific spot rates along that yield curve to the plans' liability cash flows. We believe this new approach provides a more precise measurement of service and interest costs by aligning the timing of the plans' liability cash flows to the corresponding spot rates on the yield curve. This change does not affect the measurement of our benefit obligation. We have accounted for this change as a change in accounting estimate that is inseparable from a change in accounting principle and, accordingly, have accounted for it on a prospective basis. We expect pension and postretirement medical costs to decrease by approximately $13 million in 2016 as a result of this change.

In addition to the assumptions in the above table, assumed mortality is also a key assumption in determining benefit obligations. Effective December 31, 2014, the Company updated the assumed mortality rates to reflect life expectancy improvements.

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

We use a lattice-based option-pricing model to estimate the fair value of options granted. The following assumptions were used in valuing the options granted:

	Years ended December 31,
	2015	2014	2013
Risk-free average interest rate	0.2 - 1.9%	0.1 - 2.9%	0.1 - 2.9%
Dividend yield	1.4%	1.4 - 1.8%	2.07 - 2.09%
Volatility	21 - 39%	18 - 41%	29 - 45%
Expected life (years)	6.3	6.21 - 6.25	6.1 - 6.2
Weighted-average grant-date fair value per option	$27.57	$23.41	$14.46

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

We file income tax returns in the U.S. federal jurisdiction, various states, and foreign jurisdictions, and we are routinely under audit by many different tax authorities. We believe that our accrual for tax liabilities is adequate for all open audit years based on our assessment of many factors including past experience and interpretations of tax law. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events. It is possible that examinations will be settled prior to December 31, 2016. If any of these tax audit settlements do occur within that period we would make any necessary adjustments to the accrual for unrecognized tax benefits. Until formal resolutions are reached between us and the tax authorities, the determination of a possible audit settlement range with respect to the impact on unrecognized tax benefits is not practicable. On the basis of present information, it is our opinion that any assessments resulting from the current audits will not have a material effect on our consolidated financial statements.

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

For the years ended December 31, 2015, 2014 and 2013, we made no material changes in our assumptions regarding the determination of the provision for income taxes. However, certain events could occur that would materially affect our estimates and assumptions regarding deferred taxes. Changes in current tax laws and applicable enacted tax rates could affect the valuation of deferred tax assets and liabilities, thereby impacting our income tax provision.

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

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

There have been no significant changes in our exposure to market risk during the year ended December 31, 2015. Our exposure to market risk includes changes in foreign exchange rates. We have operations in various foreign countries where the functional currency is primarily the local currency. For international operations that are determined to be extensions of the parent company, the U.S. dollar is the functional currency. We typically have naturally hedged positions in most countries from a local currency perspective with offsetting assets and liabilities. As of December 31, 2015, we have entered into an immaterial amount of foreign exchange forwards to hedge the effect of adverse fluctuations in foreign currency exchange rates. We have not entered into any derivative financial instruments for speculative purposes.

Item 8. Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of McGraw Hill Financial, Inc.

We have audited the accompanying consolidated balance sheets of McGraw Hill Financial, Inc. (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, cash flows and equity for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of McGraw Hill Financial, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), McGraw Hill Financial, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 11, 2016 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

New York, New York
February 11, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of McGraw Hill Financial, Inc.

We have audited McGraw Hill Financial, Inc.’s (the "Company") internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). McGraw Hill Financial, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of SNL Financial LC, which is included in the 2015 consolidated financial statements of McGraw Hill Financial, Inc. and constituted $2.5 billion and $2.3 billion of total and net assets, respectively, as of December 31, 2015 and $85 million and $9 million of revenues and net loss attributable to McGraw Hill Financial, Inc., respectively, for the year then ended. Our audit of internal control over financial reporting of McGraw Hill Financial, Inc. also did not include an evaluation of the internal control over financial reporting of SNL Financial LC.

In our opinion, McGraw Hill Financial, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of McGraw Hill Financial, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, cash flows and equity for each of the three years in the period ended December 31, 2015 and our report dated February 11, 2016 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

New York, New York
February 11, 2016

Consolidated Statements of Income

(in millions, except per share data)	Year Ended December 31,
	2015	2014	2013
Revenue	$5,313	$5,051	$4,702
Expenses:
Operating-related expenses	1,672	1,627	1,564
Selling and general expenses	1,578	3,168	1,631
Depreciation	90	86	86
Amortization of intangibles	67	48	51
Total expenses	3,407	4,929	3,332
Other (income) loss	(11)	9	12
Operating profit	1,917	113	1,358
Interest expense, net	102	59	59
Income from continuing operations before taxes on income	1,815	54	1,299
Provision for taxes on income	547	245	425
Income (loss) from continuing operations	1,268	(191)	874
Discontinued operations, net of tax:
Income from discontinued operations	—	18	3
Gain on sale of discontinued operations (includes $(75) accumulated other comprehensive income reclassifications in 2013 for foreign currency translation adjustment)	—	160	589
Discontinued operations, net	—	178	592
Net income (loss)	1,268	(13)	1,466
Less: net income from continuing operations attributable to noncontrolling interests	(112)	(102)	(91)
Less: net loss from discontinued operations attributable to noncontrolling interests	—	—	1
Net income (loss) attributable to McGraw Hill Financial, Inc.	$1,156	$(115)	$1,376

Amounts attributable to McGraw Hill Financial, Inc. common shareholders:
Income (loss) from continuing operations	$1,156	$(293)	$783
Income from discontinued operations	—	178	593
Net income (loss)	$1,156	$(115)	$1,376

Earnings (loss) per share attributable to McGraw Hill Financial, Inc. common shareholders:
Income (loss) from continuing operations:
Basic	$4.26	$(1.08)	$2.85
Diluted	$4.21	$(1.08)	$2.80
Income from discontinued operations:
Basic	$—	$0.66	$2.16
Diluted	$—	$0.66	$2.12
Net income (loss):
Basic	$4.26	$(0.42)	$5.01
Diluted	$4.21	$(0.42)	$4.91
Weighted-average number of common shares outstanding:
Basic	271.6	271.5	274.5
Diluted	274.6	271.5	279.8

Actual shares outstanding at year end	265.2	272.0	270.4

Dividend declared per common share	$1.32	$1.20	$1.12
See accompanying notes to the consolidated financial statements.

Consolidated Statements of Comprehensive Income

(in millions)	Year Ended December 31,
	2015	2014	2013
Net income (loss)	$1,268	$(13)	$1,466
Other comprehensive income (loss):
Foreign currency translation adjustment	(111)	(108)	93
Income tax effect	1	2	(2)
	(110)	(106)	91

Pension and other postretirement benefit plans	34	(357)	385
Income tax effect	(9)	142	(154)
	25	(215)	231

Unrealized (loss) gain on investment and forward exchange contract	(1)	4	2
Income tax effect	—	(1)	(2)
	(1)	3	—

Comprehensive income (loss)	1,182	(331)	1,788
Less: comprehensive income attributable to nonredeemable noncontrolling interests	(11)	(10)	(18)
Less: comprehensive income attributable to redeemable noncontrolling interests	(101)	(92)	(73)
Comprehensive income (loss) attributable to McGraw Hill Financial, Inc.	$1,070	$(433)	$1,697

See accompanying notes to the consolidated financial statements.

Consolidated Balance Sheets

(in millions)	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$1,481	$2,497
Short-term investments	6	3
Accounts receivable, net of allowance for doubtful accounts: 2015 - $37; 2014 - $38	991	932
Deferred income taxes	109	360
Prepaid and other current assets	206	170
Assets of a business held for sale	503	—
Total current assets	3,296	3,962
Property and equipment:
Buildings and leasehold improvements	352	287
Equipment and furniture	503	482
Total property and equipment	855	769
Less: accumulated depreciation	(585)	(563)
Property and equipment, net	270	206
Goodwill	2,882	1,387
Other intangible assets, net	1,522	1,004
Asset for pension benefits	36	28
Other non-current assets	177	186
Total assets	$8,183	$6,773
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$206	$191
Accrued compensation and contributions to retirement plans	383	410
Short-term debt	143	—
Income taxes currently payable	56	54
Unearned revenue	1,421	1,254
Accrued legal and regulatory settlements	121	1,609
Other current liabilities	372	402
Liabilities of a business held for sale	206	—
Total current liabilities	2,908	3,920
Long-term debt	3,468	795
Pension and other postretirement benefits	276	333
Deferred income taxes	23	40
Other non-current liabilities	345	336
Total liabilities	7,020	5,424
Redeemable noncontrolling interest	920	810
Commitments and contingencies (Note 12)
Equity:
Common stock, $1 par value: authorized - 600 million shares; issued - 412 million shares in 2015 and 2014	412	412
Additional paid-in capital	475	493
Retained income	7,636	6,946
Accumulated other comprehensive loss	(600)	(514)
Less: common stock in treasury - at cost: 2015 - 146 million shares; 2014 - 140 million shares	(7,729)	(6,849)
Total equity – controlling interests	194	488
Total equity – noncontrolling interests	49	51
Total equity	243	539
Total liabilities and equity	$8,183	$6,773

See accompanying notes to the consolidated financial statements.

Consolidated Statements of Cash Flows

(in millions)	Year Ended December 31,
	2015	2014	2013
Operating Activities:
Net income (loss)	$1,268	$(13)	$1,466
Less: income from discontinued operations	—	178	592
Net income (loss) from continuing operations	1,268	(191)	874
Adjustments to reconcile income (loss) from continuing operations to cash provided by operating activities from continuing operations:
Depreciation	90	86	86
Amortization of intangibles	67	48	51
Provision for losses on accounts receivable	8	11	22
Deferred income taxes	280	(245)	43
Stock-based compensation	78	100	96
Accrued legal and regulatory settlements	119	1,587	—
Other	46	80	96
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	(118)	(9)	(35)
Prepaid and other current assets	(4)	(7)	(29)
Accounts payable and accrued expenses	(92)	(130)	(94)
Unearned revenue	129	78	109
Accrued legal and regulatory settlement	(1,624)	(35)	—
Other current liabilities	(78)	(16)	(89)
Net change in prepaid / accrued income taxes	61	(93)	(238)
Net change in other assets and liabilities	(35)	(55)	(110)
Cash provided by operating activities from continuing operations	195	1,209	782
Investing Activities:
Capital expenditures	(139)	(92)	(117)
Acquisitions, including contingent payments, net of cash acquired	(2,396)	(71)	(47)
Proceeds from dispositions	14	83	51
Changes in short-term investments	(4)	15	(17)
Cash used for investing activities from continuing operations	(2,525)	(65)	(130)
Financing Activities:
Additions to / (payments on) short-term debt, net	143	—	(457)
Proceeds from issuance of senior notes, net	2,674	—	—
Dividends paid to shareholders	(363)	(326)	(308)
Dividends and other payments paid to noncontrolling interests	(104)	(84)	(75)
Repurchase of treasury shares	(974)	(362)	(978)
Exercise of stock options	86	193	258
Contingent consideration payment	(5)	(11)	(12)
Purchase of additional CRISIL shares	(16)	—	(214)
Excess tax benefits from share-based payments	69	128	43
Cash provided by (used for) financing activities from continuing operations	1,510	(462)	(1,743)
Effect of exchange rate changes on cash from continuing operations	(67)	(65)	(1)
Cash (used for) provided by continuing operations	(887)	617	(1,092)
Discontinued Operations:
Cash (used for) provided by operating activities	(129)	18	(231)
Cash provided by investing activities	—	320	2,129
Cash used for financing activities	—	—	(25)
Effect of exchange rate changes on cash	—	—	1
Cash (used for) provided by discontinued operations	(129)	338	1,874
Net change in cash and cash equivalents	(1,016)	955	782
Cash and cash equivalents at beginning of year	2,497	1,542	760
Cash and cash equivalents at end of year	$1,481	$2,497	$1,542
Cash paid during the year for:
Interest (including discontinued operations)	$65	$50	$50
Income taxes (including discontinued operations)	$260	$419	$787
See accompanying notes to the consolidated financial statements.

Consolidated Statements of Equity

(in millions)	Common Stock $1 par	Additional Paid-in Capital	Retained Income	Accumulated Other Comprehensive Loss	Less: Treasury Stock	Total MHFI Equity	Noncontrolling Interests	Total Equity
Balance as of December 31, 2012	$412	$492	$6,525	$(517)	$6,145	$767	$73	$840
Comprehensive income [1]			1,376	321		1,697	18	1,715
Dividends			(315)			(315)	(10)	(325)
Noncontrolling interest adjustments related to discontinued operations						—	(22)	(22)
Share repurchases					989	(989)		(989)
Employee stock plans, net of tax benefit		(45)			(388)	343		343
Change in redemption value of redeemable noncontrolling interest			11			11		11
Increase in CRISIL ownership			(216)			(216)	$(17)	(233)
Other			3			3	1	4
Balance as of December 31, 2013	$412	$447	$7,384	$(196)	$6,746	$1,301	$43	$1,344
Comprehensive loss [1]			(115)	(318)		(433)	10	(423)
Dividends			(324)			(324)	(8)	(332)
Share repurchases					352	(352)	6	(346)
Employee stock plans, net of tax benefit		46			(249)	295		295
Change in redemption value of redeemable noncontrolling interest			(1)			(1)		(1)
Other			2			2		2
Balance as of December 31, 2014	$412	$493	$6,946	$(514)	$6,849	$488	$51	$539
Comprehensive income [1]			1,156	(86)		1,070	11	1,081
Dividends			(359)			(359)	(9)	(368)
Share repurchases					1,000	(1,000)	(2)	(1,002)
Employee stock plans, net of tax benefit		(18)			(120)	102		102
Change in redemption value of redeemable noncontrolling interest			(107)			(107)		(107)
Other						—	(2)	(2)
Balance as of December 31, 2015	$412	$475	$7,636	$(600)	$7,729	$194	$49	$243

[1]	Excludes $101 million, $92 million and $73 million in 2015, 2014 and 2013, respectively, attributable to redeemable noncontrolling interest.
See accompanying notes to the consolidated financial statements.

Notes to the Consolidated Financial Statements

1. Accounting Policies

Nature of operations
McGraw Hill Financial, Inc. (together with its consolidated subsidiaries, the “Company,” the “Registrant,” “we,” “us” or “our”) is a leading benchmarks and ratings, analytics, data and research provider serving the global capital, commodities and commercial markets. The capital markets include asset managers, investment banks, commercial banks, insurance companies, exchanges, and issuers; the commodities markets include producers, traders and intermediaries within energy, metals, petrochemicals and agriculture; and the commercial markets include professionals and corporate executives within automotive, financial services, insurance and marketing / research information services.

Our operations consist of four reportable segments: Standard & Poor’s Ratings Services (“S&P Ratings”), S&P Capital IQ and SNL, S&P Dow Jones Indices ("S&P DJ Indices") and Commodities & Commercial (“C&C”).

•	S&P Ratings is an independent provider of credit ratings, research and analytics to investors, issuers and market participants.

•	S&P Capital IQ and SNL is a global provider of multi-asset-class data, research and analytical capabilities, which integrate cross-asset analytics and desktop services.

•	S&P DJ Indices is a global leading index provider that maintains a wide variety of valuation and index benchmarks for investment advisors, wealth managers and institutional investors.

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

In the fourth quarter of 2015, we began exploring strategic alternatives for J.D. Power, included in our C&C segment. We committed to and initiated an active program to sell J.D. Power in its current state that we believe is probable in the next year. As a result, we have classified the assets and liabilities of J.D. Power as held for sale in our consolidated balance sheet as of December 31, 2015. The anticipated disposal does not represent a strategic shift that will have a major effect on operations and financial results, therefore, it is not classified as a discontinued operation.

On November 3, 2014, we completed the sale of McGraw Hill Construction, which has historically been part of our C&C segment, to Symphony Technology Group for $320 million in cash. Accordingly, the results of operations for the years ended December 31, 2014 and December 31, 2013 have been reclassified to reflect the business as a discontinued operation.

We completed the sale of our McGraw-Hill Education business ("MHE") on March 22, 2013 and, accordingly, the results of operations of MHE have been reclassified to reflect the business as a discontinued operation for the year ended December 31, 2013.

See Note 2 — Acquisitions and Divestitures for further discussion on discontinued operations.

Assets and Liabilities Held for Sale and Discontinued Operations
Assets and Liabilities Held for Sale
We classify a disposal group to be sold as held for sale in the period in which all of the following criteria are met: management, having the authority to approve the action, commits to a plan to sell the disposal group; the disposal group is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such disposal group; an active program to locate a buyer and other actions required to complete the plan to sell the disposal group have been initiated; the sale of the disposal group is probable, and transfer of the disposal group is expected to qualify for recognition as a completed sale within one year, except if events or circumstances beyond our control extend the period of time required to sell the disposal group beyond one year; the disposal group is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

An entity that is classified as held for sale is initially measured at the lower of its carrying value or fair value less any costs to sell. Any loss resulting from this measurement is recognized in the period in which the held for sale criteria are met. Conversely, gains are not recognized on the sale of a disposal group until the date of sale.

The fair value of a disposal group less any costs to sell is assessed each reporting period it remains classified as held for sale and any subsequent changes are reported as an adjustment to the carrying value of the disposal group, as long as the new carrying value does not exceed the carrying value of the disposal group at the time it was initially classified as held for sale. Upon determining that a disposal group meets the criteria to be classified as held for sale, the Company reports the assets and liabilities of the disposal group as held for sale in the current period in our consolidated balance sheets.

Discontinued Operations
Beginning on January 1, 2015, we adopted revised guidance for discontinued operations that raises the threshold for a disposal to qualify as a discontinued operation. In determining whether a disposal of a component of an entity or a group of components of an entity is required to be presented as a discontinued operation, we make a determination whether the disposal represents a strategic shift that had, or will have, a major effect on our operations and financial results. A component of an entity comprises operations and cash flows that can be clearly distinguished both operationally and for financial reporting purposes. If we conclude that the disposal represents a strategic shift, then the results of operations of the group of assets being disposed of (as well as any gain or loss on the disposal transaction) are aggregated for separate presentation apart from our continuing operating results in the consolidated financial statements.

For the years ended December 31, 2014 and 2013, we applied the previous guidance for discontinued operations in determining whether a group of assets disposed or to be disposed of should be presented as a discontinued operation. We determined whether the group of assets being disposed of comprised a component of the entity. We also determined whether the cash flows associated with the group of assets had been or would have been eliminated from our ongoing operations as a result of the disposal transaction and whether we would have had significant continuing involvement in the operations of the group of assets after the disposal transaction. If we concluded that the cash flows had been eliminated and we had no significant continuing involvement, then the results of operations of the group of assets being disposed of (as well as any gain or loss on the disposal transaction) were aggregated for separate presentation for separate presentation apart from our continuing operating results in the consolidated financial statements.

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

Cash and cash equivalents
Cash and cash equivalents include ordinary bank deposits and highly liquid investments with original maturities of three months or less that consist primarily of money market funds with unrestricted daily liquidity and fixed term time deposits. Such investments and bank deposits are stated at cost, which approximates market value, and were $1.5 billion and $2.5 billion as of December 31, 2015 and 2014, respectively. These investments are not subject to significant market risk.

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

Deferred technology costs
We capitalize certain software development and website implementation costs. Capitalized costs only include incremental, direct costs of materials and services incurred to develop the software after the preliminary project stage is completed, funding has been committed and it is probable that the project will be completed and used to perform the function intended. Incremental costs are expenditures that are out-of-pocket to us and are not part of an allocation or existing expense base. Software development and website implementation costs are expensed as incurred during the preliminary project stage. Capitalized costs are amortized from the year the software is ready for its intended use over its estimated useful life, three to seven years, using the straight-line method. Periodically, we evaluate the amortization methods, remaining lives and recoverability of such costs. Capitalized software development and website implementation costs are included in other non-current assets and are presented net of accumulated amortization. Gross deferred technology costs were $128 million and $123 million as of December 31, 2015 and 2014, respectively. Accumulated amortization of deferred technology costs was $72 million and $55 million as of December 31, 2015 and 2014, respectively.

Fair Value
Certain assets and liabilities are required to be recorded at fair value and classified within a fair value hierarchy based on inputs used when measuring fair value. We have an immaterial amount of forward exchange contracts that are adjusted to fair value on a recurring basis.

Other financial instruments, including cash and cash equivalents and short-term investments, are recorded at cost, which approximates fair value because of the short-term maturity and highly liquid nature of these instruments. The fair value of our long-term debt borrowings were $3.6 billion and $0.9 billion as of December 31, 2015 and 2014, respectively, and was estimated based on quoted market prices.

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

Goodwill and other indefinite-lived intangible assets
Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. Goodwill and other intangible assets with indefinite lives are not amortized, but instead are tested for impairment annually during the fourth quarter each year, or more frequently if events or changes in circumstances indicate that the asset might be impaired. We have four reporting units with goodwill that are evaluated for impairment.

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

We performed our impairment assessment of goodwill and indefinite-lived intangible assets and concluded that no impairment existed for the years ended December 31, 2015, 2014 and 2013.

Foreign currency translation
We have operations in many foreign countries. For most international operations, the local currency is the functional currency. For international operations that are determined to be extensions of the parent company, the United States ("U.S.") dollar is the functional currency. For local currency operations, assets and liabilities are translated into U.S. dollars using end of period exchange rates, and revenue and expenses are translated into U.S. dollars using weighted-average exchange rates. Foreign currency translation adjustments are accumulated in a separate component of equity.

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

Advertising expense
The cost of advertising is expensed as incurred. We incurred $33 million, $35 million and $41 million in advertising costs for the years ended December 31, 2015, 2014 and 2013, respectively.

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

We file income tax returns in the U.S. federal jurisdiction, various states, and foreign jurisdictions, and we are routinely under audit by many different tax authorities. We believe that our accrual for tax liabilities is adequate for all open audit years based on our assessment of many factors including past experience and interpretations of tax law. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events. It is possible that examinations will be settled prior to December 31, 2016. If any of these tax audit settlements do occur within that period we would make any necessary adjustments to the accrual for unrecognized tax benefits. Until formal resolutions are reached between us and the tax authorities, the determination of a possible audit settlement range with respect to the impact on unrecognized tax benefits is not practicable. On the basis of present information, our opinion is that any assessments resulting from the current audits will not have a material effect on our consolidated financial statements.

Redeemable Noncontrolling Interest
The agreement with the minority partners of our S&P Dow Jones Indices LLC joint venture established in June of 2012 contains redemption features whereby interests held by our minority partners are redeemable either (i) at the option of the holder or (ii) upon the occurrence of an event that is not solely within our control. Since redemption of the noncontrolling interest is outside of our control, this interest is presented on our consolidated balance sheets under the caption “Redeemable noncontrolling interest.” If the interest were to be redeemed, we would be required to purchase all of such interest at fair value on the date of redemption. We adjust the redeemable noncontrolling interest each reporting period to its estimated redemption value, but never less than its initial fair value, using a combination of an income and market valuation approach. Our income and market valuation approaches may incorporate Level 3 measures for instances when observable inputs are not available, including assumptions related to expected future net cash flows, long-term growth rates, the timing and nature of tax attributes, and the redemption features. Any adjustments to the redemption value will impact retained income. See Note 8 – Equity, for further detail.

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

Recent Accounting Standards
In November of 2015, the Financial Accounting Standards Board ("FASB") issued guidance to simplify the presentation of deferred income taxes. The guidance requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. This guidance is effective for reporting periods beginning after December 15, 2016; however, early adoption is permitted. We do not expect the adoption of this guidance to have a significant impact on our consolidated financial statements.

In September of 2015, the FASB issued guidance intended to simplify the accounting for measurement-period adjustments made to provisional amounts recognized in a business combination. The guidance eliminates the requirement to retrospectively account for those adjustments. This guidance is effective for reporting periods beginning after December 15, 2015. We do not expect the adoption of this guidance to have a significant impact on our consolidated financial statements.

In April of 2015, the FASB issued new accounting guidance intended to simplify the presentation of debt issuance costs. The guidance requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with the presentation for debt discounts. This guidance is effective for reporting periods beginning after December 15, 2015 and must be applied on a retrospective basis with early adoption permitted. We adopted this guidance upon issuance and prior year amounts have been reclassified to conform with current year presentation. As of December 31, 2014, $4 million of debt issuance costs were reclassified from other non-current assets to long-term debt, less current portion. The adoption of this guidance did not have a significant impact on our consolidated financial statements.

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

In May of 2014, the FASB and the International Accounting Standards Board (“IASB”) issued jointly a converged standard on the recognition of revenue from contracts with customers which is intended to improve the financial reporting of revenue and comparability of the top line in financial statements globally. The core principle of the new standard is for the recognition of revenue to depict the transfer of goods or services to customers in amounts that reflect the payment to which the company expects to be entitled in exchange for those goods or services. The new standard will also result in enhanced revenue disclosures, provide guidance for transactions that were not previously addressed comprehensively and improve guidance for multiple-element arrangements. In August of 2015, the FASB issued guidance deferring the effective date of the new revenue standard by one year. The new guidance will be effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. While we will continue with our evaluation process, initially, we believe this guidance may have an impact on the accounting for certain proprietary consulting arrangements in our C&C segment as well as the accounting for certain integrated desktop service revenue arrangements offered in our S&P Capital IQ and SNL segment.

In April of 2014, the FASB issued final guidance that raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. The guidance is intended to reduce the frequency of disposals reported as discontinued operations by focusing on strategic shifts that have or will have a major effect on an entity’s operations and financial results. In addition, the guidance permits companies to have continuing cash flows and significant continuing involvement with the disposed component. We adopted the amendments to this guidance on January 1, 2015.

Reclassification
Certain prior year amounts have been reclassified for comparability purposes.

2. Acquisitions and Divestitures

2015
For the year ended December 31, 2015, we paid cash for acquisitions, net of cash acquired, totaling $2.4 billion. We used the net proceeds of our $2.0 billion of senior notes issued in August of 2015 and cash on hand to finance the acquisition of SNL. All other acquisitions were funded with cash flows from operations. Acquisitions completed during the year ended December 31, 2015 by segment included:

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

Acquisition-Related Expenses

During the year ended December 31, 2015, the Company incurred approximately $37 million of acquisition-related costs related to the acquisition of SNL. These expenses are included in selling and general expenses in our consolidated statements of income.

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

The following table presents the preliminary allocation of purchase price to the assets and liabilities of SNL as a result of the acquisition.

(in millions)
Current assets	$23
Property, plant and equipment	19
Goodwill	1,563
Other intangible assets, net:
Databases and software	421
Customer relationships	162
Tradenames	185
Other intangibles	4
Other intangible assets, net	772
Other non-current assets	1
Total assets acquired	2,378
Current liabilities	(23)
Unearned revenue	(117)
Other non-current liabilities	(4)
Total liabilities acquired	(144)
Net assets acquired	$2,234

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

Supplemental Pro Forma Information

Supplemental information on an unaudited pro forma basis is presented below for the years ended December 31, 2015 and 2014 as if the acquisition of SNL occurred on January 1, 2014. The pro forma financial information is presented for comparative purposes only, based on estimates and assumptions, which the Company believes to be reasonable but not necessarily indicative of the consolidated financial position or results of operations in future periods or the results that actually would have been realized had this acquisition been completed at the beginning of 2015. The unaudited pro forma information includes intangible asset charges and incremental borrowing costs as a result of the acquisition, net of related tax, estimated using the Company's effective tax rate for continuing operations for the periods presented.

(in millions)	Year Ended December 31,
	2015	2014
Pro forma revenue	$5,477	$5,275
Pro forma net income (loss) from continuing operations	$1,258	$(251)

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

Following our acquisition of UCG, we made a contingent purchase price payment in 2015 for $5 million that has been reflected in the consolidated statement of cash flows as a financing activity.

For acquisitions during 2015 that were accounted for using the purchase method, the excess of the purchase price over the fair value of the net assets acquired is allocated to goodwill and other intangibles. Intangible assets recorded for all transactions are amortized using the straight-line method for periods not exceeding 18 years.

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

Non-cash investing activities
Liabilities assumed in conjunction with the acquisition of businesses are as follows:

(in millions)	Years ended December 31,
	2015	2014	2013
Fair value of assets acquired	$2,576	$67	$—
Cash paid (net of cash acquired)	2,401	52	—
Liabilities assumed [1]	$175	$15	$—
1 2013 acquisitions did not result in any liabilities assumed.

Divestitures - Continuing Operations

During the year ended December 31, 2015, we recorded a pre-tax gain of $11 million within other (income) loss in the consolidated statement of income related to the sale of our interest in a legacy McGraw Hill Construction investment.

In the fourth quarter of 2015, we began exploring strategic alternatives for J.D. Power, included in our C&C segment. We committed to and initiated an active program to sell J.D. Power in its current state that we believe is probable in the next year. As a result, we have classified the assets and liabilities of J.D. Power as held for sale in our consolidated balance sheet as of December 31, 2015. The anticipated disposal does not represent a strategic shift that will have a major effect on operations and financial results, therefore, it is not classified as a discontinued operation.

The components of assets and liabilities held for sale related to J.D. Power in the consolidated balance sheet consist of the following:

(in millions)	December 31,
2015
Accounts receivable, net	$58
Goodwill	75
Other intangible assets, net	335
Other assets	35
Assets of a business held for sale	$503

Accounts payable and accrued expenses	$42
Unearned revenue	64
Other liabilities	100
Liabilities of a business held for sale	$206

The operating profit of J.D. Power for the years ending December 31, 2015, 2014 and 2013 is as follows:

(in millions)	Years ended December 31,
	2015	2014	2013
J.D. Power operating profit	$53	$44	$35

During the year ended December 31, 2014, we completed the following dispositions that resulted in a net pre-tax loss of $9 million, which was included in other (income) loss in the consolidated statement of income:

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

•
On June 30, 2014, we completed the sale of our data center to Quality Technology Services, LLC which owns, operates and manages data centers. Net proceeds from the sale of $58 million were received in July of 2014. The sale included all of the facilities and equipment on the south campus of our East Windsor, New Jersey location, inclusive of the rights and obligations associated with an adjoining solar power field. The sale resulted in an expense of $3 million recorded within other (income) loss in our consolidated statement of income, which is in addition to the non-cash impairment charge we recorded in the fourth quarter of 2013.
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

Discontinued Operations

On November 3, 2014, we completed the sale of McGraw Hill Construction, which has historically been part of the C&C segment, to Symphony Technology Group for $320 million in cash. We recorded an after-tax gain on the sale of $160 million, which is included in discontinued operations, net in the consolidated statement of income for the year ended December 31, 2014. We used the after-tax proceeds from the sale to make selective acquisitions, investments, share repurchases and for general corporate purposes.

On March 22, 2013, we completed the sale of MHE to investment funds affiliated with Apollo Global Management, LLC for a purchase price of $2.4 billion in cash. We recorded an after-tax gain on the sale of $589 million, which is included in discontinued operations, net in the consolidated statement of income for the year ended December 31, 2013. We used the after-tax proceeds from the sale to pay down short-term debt for the special dividend paid in 2012, to make selective acquisitions, investments, share repurchases and for general corporate purposes.

The key components of income from discontinued operations for the years ended December 31, 2014 and 2013 consist of the following:

(in millions)	Years ended December 31,
	2014	2013
Revenue	$139	$441
Expenses	110	436
Operating income	29	5
Interest expense, net	—	2
Income before taxes on income	29	3
Provision for taxes on income	11	—
Income from discontinued operations, net of tax	18	3
Pre-tax gain on sale from discontinued operations	289	888
Provision for taxes on gain on sale	129	299
Gain on sale of discontinued operations, net of tax	160	589
Discontinued operations, net	178	592
Less: net loss attributable to noncontrolling interests	—	(1)
Income from discontinued operations attributable to McGraw Hill Financial, Inc. common shareholders	$178	$593

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

The change in the carrying amount of goodwill by segment is shown below:

(in millions)	S&P Ratings		S&P Capital IQ and SNL	S&P DJ Indices	C&C	Total
Balance as of December 31, 2013	$125		$469	$376	$439	$1,409
Acquisitions	4	—	—	—	38	42
Dispositions	—		—	—	(32)	(32)
Other (primarily Fx)	(7)		(17)	—	(8)	(32)
Balance as of December 31, 2014	122		452	376	437	1,387
Acquisitions	—		1,563	—	39	1,602
Reclassifications [1]	—		—	—	(75)	(75)
Other (primarily Fx)	(8)		(17)	—	(7)	(32)
Balance as of December 31, 2015	$114		$1,998	$376	$394	$2,882

[1]	Relates to J.D. Power, which is classified as assets held for sale in our consolidated balance sheet as of December 31, 2015.

Goodwill additions and dispositions in the table above relate to transactions discussed in Note 2 – Acquisitions and Divestitures.

Other Intangible Assets

Other intangible assets include both indefinite-lived assets not subject to amortization and definite-lived assets subject to amortization. We have indefinite-lived assets with a carrying value of $713 million and $693 million as of December 31, 2015 and 2014, respectively.

•
2015 and 2014 both include $380 million and $90 million, for Dow Jones Indices intellectual property and the Dow Jones tradename, respectively, that we recorded as part of the transaction to form S&P Dow Jones Indices LLC in 2012.

•	2015 includes $184 million within our S&P Capital IQ and SNL segment for the SNL tradename.

•	2014 includes $164 million within our C&C segment for the J.D. Power and Associates tradename.

•	2015 and 2014 include $59 million within our S&P Dow Jones Indices segment for the Goldman Sachs Commodity Index intellectual property and the Broad Market Indices intellectual property.

The following table summarizes our definite-lived intangible assets:

(in millions)
Cost	Databases and software	Content	Customer relationships	Tradenames	Other intangibles	Total
Balance as of December 31, 2013	$115	$139	$225	$45	$158	$682
Acquisitions	—	—	—	—	13	13
Transfers	—	—	—	—	(44)	(44)
Other (primarily Fx)	(2)	—	3	1	(16)	(14)
Balance as of December 31, 2014	113	139	228	46	111	637
Acquisitions	421	—	—	—	177	598
Reclassifications [1]	(19)	—	(62)	(2)	(8)	(91)
Other (primarily Fx)	(5)	—	2	3	(11)	(11)
Balance as of December 31, 2015	$510	$139	$168	$47	$269	$1,133

Accumulated amortization
Balance as of December 31, 2013	$83	$45	$67	$32	$56	$283
Current year amortization	6	14	13	3	12	48
Other (primarily Fx)	(1)	—	—	—	(4)	(5)
Balance as of December 31, 2014	88	59	80	35	64	326
Current year amortization	20	14	9	2	22	67
Reclassifications [1]	(18)	—	(30)	(2)	(14)	(64)
Other (primarily Fx)	(2)	—	1	1	(5)	(5)
Balance as of December 31, 2015	$88	$73	$60	$36	$67	$324

Net definite-lived intangibles:
December 31, 2014	$25	$80	$148	$11	$47	$311
December 31, 2015	$422	$66	$108	$11	$202	$809

[1]	Relates to J.D. Power, which is classified as assets held for sale in our consolidated balance sheet as of December 31, 2015.

Definite-lived intangible assets are being amortized on a straight-line basis over periods of up to 20 years. The weighted-average life of the intangible assets as of December 31, 2015 is approximately 10 years.

Amortization expense for the years ended December 31, 2015, 2014 and 2013 was $67 million, $48 million, and $51 million, respectively. Expected amortization expense for intangible assets over the next five years for the years ended December 31, assuming no further acquisitions or dispositions, is as follows:

(in millions)	2016	2017	2018	2019	2020
Amortization expense [1]	$98	$93	$86	$81	$74

[1]	Amortization expense excludes J.D. Power, which is expected to be sold in the next year.

4. Taxes on Income

Income before taxes on income resulted from domestic and foreign operations is as follows:

(in millions)	Year Ended December 31,
	2015	2014	2013
Domestic operations	$1,266	$(423)	$821
Foreign operations	549	477	478
Total continuing income before taxes	$1,815	$54	$1,299

The provision for taxes on income consists of the following:

(in millions)	Year Ended December 31,
	2015	2014	2013
Federal:
Current	$90	$285	$194
Deferred	276	(213)	51
Total federal	366	72	245
Foreign:
Current	111	135	152
Deferred	(1)	1	(19)
Total foreign	110	136	133
State and local:
Current	34	62	37
Deferred	37	(25)	10
Total state and local	71	37	47
Total provision for taxes for continuing operations	547	245	425
Provision for discontinued operations	—	140	299
Total provision for taxes	$547	$385	$724

A reconciliation of the U.S. federal statutory income tax rate to our effective income tax rate for financial reporting purposes is as follows:

	Year Ended December 31,
	2015	2014	2013
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
Legal and regulatory settlements	—	524.1	—
State and local income taxes	2.6	64.2	2.8
Foreign operations	(3.2)	(79.6)	(3.9)
S&P Dow Jones Indices LLC joint venture	(2.0)	(60.2)	(2.0)
Tax credits and incentives	(2.9)	(91.5)	(2.1)
Other, net	0.6	61.7	2.9
Effective income tax rate for continuing operations	30.1%	453.7%	32.7%

The principal temporary differences between the accounting for income and expenses for financial reporting and income tax purposes are as follows:

(in millions)	December 31,
	2015	2014
Deferred tax assets:
Legal and regulatory settlements	$45	$305
Employee compensation	91	99
Accrued expenses	72	94
Postretirement benefits	126	146
Unearned revenue	39	27
Allowance for doubtful accounts	12	13
Loss carryforwards	114	37
Other	18	14
Total deferred tax assets	517	735
Deferred tax liabilities:
Goodwill and intangible assets	(299)	(362)
Fixed assets	(9)	(8)
Other	—	—
Total deferred tax liabilities	(308)	(370)
Net deferred income tax asset (liability) before valuation allowance	209	365
Valuation allowance	(98)	(16)
Net deferred income tax asset (liability)	$111	$349
Reported as:
Current deferred tax assets	$109	$360
Current deferred tax liabilities	(8)	(2)
Non-current deferred tax assets	33	31
Non-current deferred tax liabilities	(23)	(40)
Net deferred income tax asset (liability)	$111	$349

We record valuation allowances against deferred income tax assets when we determine that it is more likely than not based upon all the available evidence that such deferred income tax assets will not be realized. The valuation allowance is primarily related to operating losses.

We have not recorded deferred income taxes applicable to undistributed earnings of foreign subsidiaries that are indefinitely reinvested in foreign operations. Undistributed earnings that are indefinitely reinvested in foreign operations amounted to $1,573 million at December 31, 2015. Quantification of the deferred tax liability, if any, associated with indefinitely reinvested earnings is not practicable.

We made net income tax payments for continuing and discontinued operations totaling $260 million in 2015, $419 million in 2014, and $787 million in 2013. As of December 31, 2015, we had net operating loss carryforwards of $440 million, which will expire over various periods.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in millions)	Years ended December 31,
	2015	2014	2013
Balance at beginning of year	$118	$82	$74
Additions based on tax positions related to the current year	22	30	27
Additions for tax positions of prior years	12	33	10
Reduction for tax positions of prior years	(14)	(11)	(9)
Reduction for settlements	(18)	(16)	(20)
Balance at end of year	$120	$118	$82

The total amount of federal, state and local, and foreign unrecognized tax benefits as of December 31, 2015, 2014 and 2013 was $120 million, $118 million and $82 million, respectively, exclusive of interest and penalties. The increase of $20 million in 2015 (excluding settlements) is the amount of unrecognized tax benefits that unfavorably impacted tax expense. The unfavorable impact to the tax provision was partially offset by the resolution of tax audits in multiple jurisdictions.

We recognize accrued interest and penalties related to unrecognized tax benefits in interest expense and operating-related expense, respectively. In addition to the unrecognized tax benefits, as of December 31, 2015 and 2014, we had $31 million and $23 million, respectively, of accrued interest and penalties associated with uncertain tax positions.

During 2015, we completed the federal income tax audit for 2013. The U.S. federal income tax audits for 2014 and 2015 are in process. During 2015, we completed various state and foreign tax audits and, with few exceptions, we are no longer subject to federal, state and local, or non-U.S. income tax examinations by tax authorities for the years before 2007. The impact to tax expense in 2015, 2014 and 2013 was not material.

We file income tax returns in the U.S. federal jurisdiction, various states, and foreign jurisdictions, and we are routinely under audit by many different tax authorities. We believe that our accrual for tax liabilities is adequate for all open audit years based on an assessment of many factors including past experience and interpretations of tax law. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events. It is possible that tax examinations will be settled prior to December 31, 2016. If any of these tax audit settlements do occur within that period, we would make any necessary adjustments to the accrual for unrecognized tax benefits. Until formal resolutions are reached between us and the tax authorities, the determination of a possible audit settlement range with respect to the impact on unrecognized tax benefits is not practicable.

Based on the current status of income tax audits, we believe that the total amount of unrecognized tax benefits may significantly decrease in the next twelve months. Although the ultimate resolution of our tax audits is unpredictable, the resulting change in our unrecognized tax benefits could have a material impact on our results of operations and/or cash flows.

5. Debt

A summary of short-term and long-term debt outstanding is as follows:

(in millions)	December 31,
	2015	2014
5.9% Senior Notes, due 2017 [1]	$399	$399
2.5% Senior Notes, due 2018 [2]	398	—
3.3% Senior Notes, due 2020 [3]	695	—
4.0% Senior Notes, due 2025 [4]	690	—
4.4% Senior Notes, due 2026 [5]	890	—
6.55% Senior Notes, due 2037 [6]	396	396
Commercial paper	143	—
Total debt	3,611	795
Less: short-term debt including current maturities	143	—
Long-term debt	$3,468	$795

[1]	Interest payments are due semiannually on April 15 and October 15, and as of December 31, 2015, the unamortized debt discount and issuance costs total $1 million.

[2]	Interest payments are due semiannually on February 15 and August 15, beginning on February 15, 2016, and as of December 31, 2015, the unamortized debt discount and issuance costs total $2 million.

[3]	Interest payments are due semiannually on February 14 and August 14, beginning on February 14, 2016, and as of December 31, 2015, the unamortized debt discount and issuance costs total $5 million.

[4]	Interest payments are due semiannually on June 15 and December 15, and as of December 31, 2015, the unamortized debt discount and issuance costs total $10 million.

[5]	Interest payments are due semiannually on February 15 and August 15, beginning on February 15, 2016, and as of December 31, 2015, the unamortized debt discount and issuance costs total $10 million.

[6]	Interest payments are due semiannually on May 15 and November 15, and as of December 31, 2015, the unamortized debt discount and issuance costs total $4 million.

Annual long-term debt maturities are scheduled as follows based on book values as of December 31, 2015: no amounts due in 2016, $399 million due in 2017, $398 million due in 2018, no amounts due in 2019, $695 million due in 2020, and $2.0 billion due thereafter.

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

We have the ability to borrow a total of $1.2 billion through our commercial paper program, which is supported by our credit facility described below. Commercial paper borrowings outstanding as of December 31, 2015 totaled $143 million with an average interest rate and term of 0.95% and 17 days. As of December 31, 2015, we can borrow approximately $1.1 billion in additional funds through the commercial paper program. There were no commercial paper borrowings outstanding under our credit facility as of December 31, 2014.

On June 30, 2015, we entered into a revolving $1.2 billion five-year credit agreement (our "credit facility") that will terminate on June 30, 2020. This credit facility replaced our $1.0 billion four-year credit facility that was scheduled to terminate on June 19, 2017. The previous credit facility was canceled immediately after the new credit facility became effective. There were no outstanding borrowings under the previous credit facility when it was replaced.

We pay a commitment fee of 10 to 20 basis points for our credit facility, depending on our indebtedness to cash flow ratio, whether or not amounts have been borrowed and currently pay a commitment fee of 15 basis points. The interest rate on borrowings under our credit facility is, at our option, calculated using rates that are primarily based on either the prevailing London Inter-Bank Offered Rate, the prime rate determined by the administrative agent or the Federal Funds Rate. For certain borrowings under this credit facility, there is also a spread based on our indebtedness to cash flow ratio added to the applicable rate.

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

Benefit Obligation

A summary of the benefit obligation and the fair value of plan assets, as well as the funded status for the retirement and postretirement plans as of December 31, is as follows (benefits paid in the table below include only those amounts contributed directly to or paid directly from plan assets):

(in millions)	Retirement Plans		Postretirement Plans
	2015	2014	2015	2014
Net benefit obligation at beginning of year	$2,462	$2,004	$96	$103
Service cost	6	5	—	1
Interest cost	96	99	3	4
Plan participants’ contributions	—	—	4	4
Actuarial (gain) loss	(189)	504	(12)	5
Gross benefits paid	(150)	(125)	(12)	(13)
Foreign currency effect	(26)	(25)	—	—
Other adjustments	—	—	1	(8)
Net benefit obligation at end of year	2,199	2,462	80	96
Fair value of plan assets at beginning of year	2,236	2,088	—	—
Actual return on plan assets	(57)	270	—	—
Employer contributions	15	22	8	9
Plan participants’ contributions	—	—	4	4
Gross benefits paid	(150)	(125)	(12)	(13)
Foreign currency effect	(21)	(19)	—	—
Fair value of plan assets at end of year	2,023	2,236	—	—
Funded status	$(176)	$(226)	$(80)	$(96)
Amounts recognized in consolidated balance sheets:
Non-current assets	$36	$28	$—	$—
Current liabilities	(8)	(8)	(8)	(9)
Non-current liabilities	(204)	(246)	(72)	(87)
	$(176)	$(226)	$(80)	$(96)
Accumulated benefit obligation	$2,190	$2,440
Plans with accumulated benefit obligation in excess of the fair value of plan assets:
Projected benefit obligation	$1,810	$2,046
Accumulated benefit obligation	$1,801	$2,024
Fair value of plan assets	$1,598	$1,792
Amounts recognized in accumulated other comprehensive loss, net of tax:
Net actuarial loss (gain)	$433	$452	$(24)	$(8)
Prior service credit	1	1	(5)	(5)
Total recognized	$434	$453	$(29)	$(13)

The actuarial loss included in accumulated other comprehensive loss for our retirement plans and expected to be recognized in net periodic pension cost during the year ending December 31, 2016 is $16 million. There is no prior service credit included in accumulated other comprehensive loss for our retirement plans expected to be recognized in net periodic benefit cost during the year ending December 31, 2016.

There is an immaterial amount of actuarial loss and prior service credit included in accumulated other comprehensive loss for our postretirement plans expected to be recognized in net periodic benefit cost during the year ending December 31, 2016.

Net Periodic Cost

For purposes of determining annual pension cost, prior service costs are being amortized straight-line over the average expected remaining lifetime of plan participants expected to receive benefits.

A summary of net periodic benefit cost for our retirement and postretirement plans for the years ended December 31, is as follows:

(in millions)	Retirement Plans			Postretirement Plans
	2015	2014	2013	2015	2014	2013
Service cost	$6	$5	$10	$—	$1	$2
Interest cost	96	99	91	3	4	5
Expected return on assets	(127)	(138)	(129)		—	—
Amortization of:
Actuarial loss (gain)	20	11	26	—	(1)	—
Prior service cost (credit)	—	—	5	(1)	—	(1)
Curtailment [1]	—	—	(8)	—	(1)	(12)
Net periodic benefit cost	$(5)	$(23)	$(5)	$2	$3	$(6)

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

Our U.K. retirement plan accounted for a benefit of $10 million in 2015, $8 million in 2014, and $10 million in 2013, including the $8 million curtailment gain discussed above, of the net periodic benefit cost attributable to the funded plans.

Other changes in plan assets and benefit obligations recognized in other comprehensive income, net of tax for the years ended December 31, are as follows:

(in millions)	Retirement Plans			Postretirement Plans
	2015	2014	2013	2015	2014	2013
Net actuarial (gain) loss	$(6)	$232	$(213)	$(17)	$3	$(8)
Recognized actuarial (gain) loss	(13)	(7)	(15)	—	1	—
Prior service cost (credit)	—	—	5	1	(5)	—
Total recognized	$(19)	$225	$(223)	$(16)	$(1)	$(8)

The total cost for our retirement plans was $91 million for 2015, $81 million for 2014 and $96 million for 2013. Included in the total retirement plans cost are defined contribution plans cost of $67 million for 2015, $74 million for 2014 and $75 million for 2013.

Assumptions

	Retirement Plans			Postretirement Plans
	2015	2014	2013	2015	2014	2013
Benefit obligation:
Discount rate	4.47%	4.15%	5.00%	3.90%	3.60%	4.20%
Net periodic cost:
Weighted-average healthcare cost rate [1]				7.0%	7.0%	7.0%
Discount rate - U.S. plan [2]	4.15%	5.0%	4.1%	3.60%	4.125%	3.45%
Discount rate - U.K. plan [2]	3.8%	4.5%	4.8%
Compensation increase factor - U.S. plan	N/A	N/A	N/A
Compensation increase factor - U.K. plan	N/A	N/A	5.75%
Return on assets [3]	6.25%	7.125%	7.25%

[1]
The assumed weighted-average healthcare cost trend rate will decrease ratably from 7% in 2015 to 5% in 2024 and remain at that level thereafter. Assumed healthcare cost trends have an effect on the amounts reported for the healthcare plans. A one percentage point change in assumed healthcare cost trend creates the following effects:

(in millions)	1% point increase	1% point decrease
Effect on postretirement obligation	$4	$(3)

[2]
Effective January 1, 2016, we changed our discount rate assumption on our U.S. retirement plans to 4.47% from 4.15% in 2015 and changed our discount rate assumption on our U.K. plan to 3.84% from 3.8% in 2015. At the end of 2015, we changed our approach used to measure service and interest costs on all of our retirement plans. For 2015 and prior periods presented, we measured service and interest costs utilizing and single weighted-average discount rate derived from the yield curve used to measure the benefit obligation. For 2016, we elected to measure service and interest costs by applying the specific spot rates along that yield curve to the plans' liability cash flows. We believe this new approach provides a more precise measurement of service and interest costs by aligning the timing of the plans' liability cash flows to the corresponding spot rates on the yield curve. This change does not affect the measurement of our benefit obligation. We have accounted for this change as a change in accounting estimate that is inseparable from a change in accounting principle and, accordingly, have accounted for it on a prospective basis. We expect pension and postretirement medical costs to decrease by approximately $13 million in 2016 as a result of this change.

[3]
The expected return on assets assumption is calculated based on the plan’s asset allocation strategy and projected market returns over the long-term. Effective January 1, 2016, our return on assets assumption for the U.S. plan and U.K. plan remained unchanged to 6.25%.

In addition to the assumptions in the above table, assumed mortality is also a key assumption in determining benefit obligations. Effective December 31, 2014, the Company updated the assumed mortality rates to reflect life expectancy improvements.

Cash Flows

In December of 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was enacted. The Act established a prescription drug benefit under Medicare, known as “Medicare Part D”, and a federal subsidy to sponsors of retiree healthcare benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Our benefits provided to certain participants are at least actuarially equivalent to Medicare Part D, and, accordingly, we are entitled to a subsidy.

Expected employer contributions in 2016 are $7 million for our retirement plans and $9 million for our postretirement plans. In 2016, we may elect to make additional non-required contributions depending on investment performance and the pension plan status. Information about the expected cash flows for our retirement and postretirement plans and the impact of the Medicare subsidy is as follows:

(in millions)		Postretirement Plans [2]
	Retirement [1] Plans	Gross payments	Retiree contributions	Medicare subsidy	Net payments
2016	$91	$13	$(4)	$(1)	$8
2017	90	13	(4)	(1)	8
2018	93	12	(4)	(1)	7
2019	96	12	(4)	(1)	7
2020	99	11	(4)	(1)	6
2021-2025	539	43	(12)	(3)	28

[1]	Reflects the total benefits expected to be paid from the plans or from our assets including both our share of the benefit cost and the participants’ share of the cost.

[2]	Reflects the total benefits expected to be paid from our assets.

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

•	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The fair value of our defined benefit plans assets as of December 31, 2015 and 2014, by asset class is as follows:

(in millions)	December 31, 2015
	Total	Level 1	Level 2	Level 3
Cash and short-term investments	$188	$8	$180	$—
Equities:
U.S. indexes [1]	312	63	249	—
U.S. growth and value	132	92	40	—
U.K.	47	34	13	—
International, excluding U.K.	124	40	84	—
Fixed income:
Long duration strategy [2]	1,072	—	1,072	—
Intermediate duration securities	33	—	33	—
Agency mortgage backed securities	6	—	6	—
Asset backed securities	17	—	17	—
Non-agency mortgage backed securities [3]	23	—	23	—
U.K. [4]	6	—	6	—
International, excluding U.K.	48	—	48	—
Other	15	—	15	—
Total	$2,023	$237	$1,786	$—

(in millions)	December 31, 2014
	Total	Level 1	Level 2	Level 3
Cash, short-term investments, and other	$176	$17	$159	$—
Equities:
U.S. indexes [1]	293	88	205	—
U.S. growth and value	204	147	57	—
U.K.	67	56	11	—
International, excluding U.K.	139	42	97	—
Fixed income:
Long duration strategy [2]	1,165	—	1,165	—
Intermediate duration securities	25	—	25	—
Agency mortgage backed securities	6	—	6	—
Asset backed securities	18	—	18	—
Non-agency mortgage backed securities [3]	37	—	37	—
U.K. [4]	7	—	7	—
International, excluding U.K.	85	—	85	—
Other	14	—	14	—
Total	$2,236	$350	$1,886	$—

[1]	Includes securities that are tracked in the following indexes: S&P 500, S&P MidCap 400, S&P MidCap 400 Growth and S&P Smallcap 600.

[2]	Includes securities that are investment grade obligations of issuers in the U.S.

[3]	Includes U.S. mortgage-backed securities that are not backed by the U.S. government.

[4]	Includes securities originated by the government of and other issuers from the U.K.

For securities that are quoted in active markets, the trustee/custodian determines fair value by applying securities’ prices obtained from its pricing vendors. For commingled funds that are not actively traded, the trustee applies pricing information provided by investment management firms to the unit quantities of such funds. Investment management firms employ their own pricing vendors to value the securities underlying each commingled fund. Underlying securities that are not actively traded derive their prices from investment managers, which in turn, employ vendors that use pricing models (e.g., discounted cash flow, comparables). The domestic defined benefit plans have no investment in our stock, except through the S&P 500 commingled trust index fund.

Pension Trusts’ Asset Allocations

There are two pension trusts, one in the U.S. and one in the U.K.

•
The U.S. pension trust had assets of $1.6 billion and $1.8 billion as of December 31, 2015 and 2014, respectively, and the target allocations in 2015 include 26% domestic equities, 6% international equities, and 68% debt securities and short-term investments.

•
The U.K. pension trust had assets of $425 million and $443 million as of December 31, 2015 and 2014, respectively, and the target allocations in 2015 include 20% equities, 40% diversified growth funds and 40% fixed income.

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

U.S. Defined Contribution Plans

Assets of the defined contribution plans in the U.S. consist primarily of investment options which include actively managed equity, indexed equity, actively managed equity/bond funds, target date funds, McGraw Hill Financial common stock, stable value and money market strategies. There is also a self-directed mutual fund investment option. The plans purchased 223,656 shares and sold 247,984 shares of McGraw Hill Financial common stock in 2015 and purchased 301,924 shares and sold 629,086 shares of McGraw Hill Financial common stock in 2014. The plans held approximately 1.8 million shares of McGraw Hill Financial common stock as of December 31, 2015 and 1.9 million shares as of December 31, 2014, with market values of $179 million and $165 million, respectively. The plans received dividends on McGraw Hill Financial common stock of $2 million during the year ended December 31, 2015 and $3 million during the year ended December 31, 2014.

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

The number of common shares reserved for issuance are as follows:

(in millions)	December 31,
	2015	2014
Shares available for granting under the 2002 Plan	32.8	31.4
Options outstanding	5.8	8.1
Total shares reserved for issuance [1]	38.6	39.5

[1]	Shares reserved for issuance under the Director Deferred Stock Ownership Plan are not included in the total, but are approximately 0.1 million.

We issue treasury shares upon exercise of stock options and the issuance of restricted stock and unit awards. To offset the dilutive effect of the exercise of employee stock options, we periodically repurchase shares. See Note 8 – Equity for further discussion.

Stock-based compensation expense and the corresponding tax benefit are as follows:

(in millions)	Year Ended December 31,
	2015	2014	2013
Stock option expense	$14	$21	$13
Restricted stock and unit awards expense	64	79	83
Total stock-based compensation expense	$78	$100	$96

Tax benefit	$29	$38	$37

Stock-based compensation of $2 million and $10 million is recorded in discontinued operations for the years ended December 31, 2014 and 2013, respectively, as a result of the sale of MHE and McGraw Hill Construction described further in Note 2 – Acquisitions and Divestitures.

Stock Options

Stock options may not be granted at a price less than the fair market value of our common stock on the date of grant. Stock options granted vest over a three year service period in equal annual installments and have a maximum term of 10 years. Stock option compensation costs are recognized from the date of grant, utilizing a three-year graded vesting method. Under this method, one-third of the costs are ratably recognized over the first twelve months, one-third of the costs are ratably recognized over a twenty-four month period starting from the date of grant with the remaining costs ratably recognized over a thirty-six month period starting from the date of grant.

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

We use a lattice-based option-pricing model to estimate the fair value of options granted. The following assumptions were used in valuing the options granted:

	Year Ended December 31,
	2015	2014	2013
Risk-free average interest rate	0.2 - 1.9%	0.1 - 2.9%	0.1 - 2.9%
Dividend yield	1.4%	1.4 - 1.8%	2.07 - 2.09%
Volatility	21 - 39%	18 - 41%	29 - 45%
Expected life (years)	6.3	6.21 - 6.25	6.1 - 6.2
Weighted-average grant-date fair value per option	$27.57	$23.41	$14.46

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

Stock option activity is as follows:

(in millions, except per award amounts)	Shares	Weighted average exercise price	Weighted-average remaining years of contractual term	Aggregate intrinsic value
Options outstanding as of December 31, 2014	8.1	$45.18
Granted [1]	—	$90.30
Exercised	(2.2)	$76.08
Canceled, forfeited and expired	(0.1)	$53.28
Options outstanding as of December 31, 2015	5.8	$45.61	4.5	$308
Options exercisable as of December 31, 2015	5.0	$42.10	4.0	$283

(in millions, except per award amounts)	Shares	Weighted-average grant-date fair value
Nonvested options outstanding as of December 31, 2014	1.6	$19.00
Granted [1]	—	$27.57
Vested	(0.7)	$18.24
Forfeited	(0.1)	$17.44
Nonvested options outstanding as of December 31, 2015	0.8	$19.82
Total unrecognized compensation expense related to nonvested options	$3
Weighted-average years to be recognized over	1.2
1 There were a minimal amount of stock options granted in 2015. During 2015, the Company stopped granting stock options.

The total fair value of our stock options that vested during the years ended December 31, 2015, 2014 and 2013 was $11 million, $6 million and $12 million, respectively.

We receive a tax deduction for certain stock option exercises during the period in which the options are exercised, generally for the excess of the quoted market value of the stock at the time of the exercise of the options over the exercise price of the options (“intrinsic value”). For the years ended December 31, 2015, 2014 and 2013, $69 million, $128 million and $43 million, respectively, of excess tax benefits from stock options exercised are reported in our cash flows used for financing activities.

Information regarding our stock option exercises is as follows:

(in millions)	Year Ended December 31,
	2015	2014	2013
Net cash proceeds from the exercise of stock options	$86	$193	$258
Total intrinsic value of stock option exercises	$94	$168	$158
Income tax benefit realized from stock option exercises	$49	$73	$61

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

Restricted stock and unit activity for performance and non-performance awards is as follows:

(in millions, except per award amounts)	Shares	Weighted-average grant-date fair value
Nonvested shares as of December 31, 2014	1.7	$61.56
Granted	1.3	$77.06
Vested	(1.6)	$96.00
Forfeited	(0.2)	$81.70
Nonvested shares as of December 31, 2015	1.2	$92.39
Total unrecognized compensation expense related to nonvested awards	$60
Weighted-average years to be recognized over	1.6

	Year Ended December 31,
	2015	2014	2013
Weighted-average grant-date fair value per award	$77.06	$77.74	$44.22
Total fair value of restricted stock and unit awards vested	$155	$88	$119
Tax benefit relating to restricted stock activity	$24	$30	$33

8. Equity

Capital Stock

Two million shares of preferred stock, par value $1 per share, are authorized; none have been issued.

On January 27, 2016, the Board of Directors approved an increase in the dividends for 2016 to a quarterly rate of $0.36 per common share.

	Year Ended December 31,
	2015	2014	2013
Quarterly dividend rate	$0.33	$0.30	$0.28
Annualized dividend rate	$1.32	$1.20	$1.12
Dividends paid (in millions)	$363	$326	$308

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

Share repurchases were as follows:

(in millions, except average price)	Year Ended December 31,
	2015	2014	2013
Total number of shares purchased - 2013 Repurchase Program	10.1	4.4	—
Total number of shares purchased - 2011 Repurchase Program [1]	—	—	16.9
Average price paid per share [2,3]	$99.00	$79.06	$58.52
Total cash utilized [2]	$1,000	$352	$989

[1]	2013 includes shares received as part of our accelerated share repurchase agreements as described in more detail below.

[2]
In December of 2015, 0.3 million shares were repurchased for approximately $26 million, which settled in January of 2016. Excluding these 0.3 million shares, the average price paid per share was $98.98. In December of 2013, 0.1 million shares were repurchased for approximately $10 million, which settled in January of 2014. Excluding these 0.1 million shares, the average price paid per share was $58.36. Cash used for financing activities only reflects those shares which settled during the year ended December 31, 2015 and 2014 resulting in $974 million and $362 million of cash used to repurchase shares, respectively.

[3]
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

Our purchased shares may be used for general corporate purposes, including the issuance of shares for stock compensation plans and to offset the dilutive effect of the exercise of employee stock options. As of December 31, 2015, 35.5 million shares remained available under the 2013 Repurchase Program. As of December 31, 2015, there were no remaining shares available under the 2011 Repurchase Program. The 2013 Repurchase Program has no expiration date and purchases under this program may be made from time to time on the open market and in private transactions, depending on market conditions.

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
Redeemable Noncontrolling Interests

The agreement with the minority partners of our S&P Dow Jones Indices LLC partnership contains redemption features whereby interests held by minority partners are redeemable either (i) at the option of the holder or (ii) upon the occurrence of an event that is not solely within our control. Specifically, under the terms of the operating agreement of S&P Dow Jones Indices LLC, after December 31, 2017, CME Group and CME Group Index Services LLC ("CGIS") will have the right at any time to sell, and we are obligated to buy, at least 20% of their share in S&P Dow Jones Indices LLC. In addition, in the event there is a change of control of the Company, for the 15 days following a change in control, CME Group and CGIS will have the right to put their interest to us at the then fair value of CME Group's and CGIS' minority interest.

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

Noncontrolling interests that do not contain such redemption features are presented in equity.

Changes to redeemable noncontrolling interest during the year ended December 31, 2015 were as follows:

(in millions)
Balance as of December 31, 2014	$810
Net income attributable to noncontrolling interest	101
Distributions to noncontrolling interest	(98)
Redemption value adjustment	107
Balance as of December 31, 2015	$920

Accumulated Other Comprehensive Loss

The following table summarizes the changes in the components of accumulated other comprehensive loss for the year ended December 31, 2015:

(in millions)	Foreign Currency Translation Adjustment	Pension and Postretirement Benefit Plans		Unrealized Gain (Loss) on Forward Exchange Contracts	Accumulated Other Comprehensive Loss
Balance as of December 31, 2014	$(83)	$(431)		$—	$(514)
Other comprehensive income before reclassifications	(110)	13		(1)	(98)
Reclassifications from accumulated other comprehensive loss to net earnings		12	[1]		12
Net other comprehensive income	(110)	25		(1)	(86)
Balance as of December 31, 2015	$(193)	$(406)		$(1)	$(600)

[1]	See Note 6 — Employee Benefits for additional details of items reclassed from accumulated other comprehensive loss to net earnings.

The net actuarial loss and prior service cost related to pension and other postretirement benefit plans included in other comprehensive income is net of a tax provision of $7 million for the year ended December 31, 2015.

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

The calculation for basic and diluted earnings (loss) per share is as follows:

(in millions, except per share data)	Year Ended December 31,
	2015	2014	2013
Amount attributable to McGraw Hill Financial, Inc. common shareholders:
Income (loss) from continuing operations	$1,156	$(293)	$783
Income from discontinued operations	—	178	593
Net income (loss) attributable to the Company	$1,156	$(115)	$1,376

Basic weighted-average number of common shares outstanding	271.6	271.5	274.5
Effect of stock options and other dilutive securities	3.0	—	5.3
Diluted weighted-average number of common shares outstanding	274.6	271.5	279.8

Income (loss) from continuing operations:
Basic	$4.26	$(1.08)	$2.85
Diluted	$4.21	$(1.08)	$2.80
Income from discontinued operations:
Basic	$—	$0.66	$2.16
Diluted	$—	$0.66	$2.12
Net income (loss):
Basic	$4.26	$(0.42)	$5.01
Diluted	$4.21	$(0.42)	$4.91

Each period we have certain stock options and restricted performance shares that are excluded from the computation of diluted earnings (loss) per share. The effect of the potential exercise of stock options is excluded when the average market price of our common stock is lower than the exercise price of the related option during the period or when a loss from continuing operations exists because the effect would have been antidilutive. Additionally, restricted performance shares are excluded because the necessary vesting conditions had not been met or when a loss from continuing operations exists. As of December 31, 2015, there were no stock options excluded as compared to 2.9 million and 1.2 million stock options excluded for the years ended December 31, 2014 and 2013, respectively. Additionally, restricted performance shares outstanding of 0.9 million, 3.2 million and 0.9 million as of December 31, 2015, 2014 and 2013, respectively, were excluded.

10. Restructuring

During 2015 and 2014, we continued to evaluate our cost structure and further identified cost savings associated with streamlining our management structure and our decision to exit non-strategic businesses. Our 2015 and 2014 restructuring plans consisted of a company-wide workforce reduction of approximately 550 positions and 590 positions, respectively, and are further detailed below. The charges for each restructuring plan are classified as selling and general expenses within the consolidated statements of income and the reserves are included in other current liabilities in the consolidated balance sheets.

In certain circumstances, reserves are no longer needed because of efficiencies in carrying out the plans or because employees previously identified for separation resigned from the Company and did not receive severance or were reassigned due to circumstances not foreseen when the original plans were initiated. In these cases, we reverse reserves through the consolidated statements of income during the period when it is determined they are no longer needed. There was approximately $7 million of reserves from the 2014 restructuring plan that we have reversed in 2015, which offset the initial charge of $86 million recorded for the 2014 restructuring plan.

The initial restructuring charge recorded and the ending reserve balance as of December 31, 2015 by segment is as follows:

	2015 Restructuring Plan		2014 Restructuring Plan
(in millions)	Initial Charge Recorded	Ending Reserve Balance	Initial Charge Recorded	Ending Reserve Balance
S&P Ratings	$18	$15	$45	6
S&P Capital IQ and SNL	31	23	9	1
C&C [1]	3	2	16	1
Corporate	11	10	16	5
Total	$63	$50	$86	$13

[1]
As part of the sale of McGraw Hill Construction, which has historically been part of our C&C segment, to Symphony Technology Group, described further in Note 2 — Acquisitions and Divestitures, we retained McGraw Hill Construction's restructuring liabilities and the initial charge associated with the reserve has been bifurcated between continuing and discontinued operations. The 2014 restructuring plan includes an initial charge of $3 million.

For the year ended December 31, 2015, we have reduced the reserve for the 2015 restructuring plan by $13 million and for the years ended December 31, 2015 and 2014, we have reduced the reserve for the 2014 restructuring plan by $64 million and $9 million, respectively. The reductions primarily related to cash payments for employee severance costs.

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

Segment information for the years ended December 31 is as follows:

(in millions)	Revenue			Operating Profit (Loss)
	2015	2014	2013	2015	2014	2013
S&P Ratings	$2,428	$2,455	$2,274	$1,078	$(583)	$882
S&P Capital IQ and SNL	1,405	1,237	1,170	228	228	189
S&P DJ Indices	597	552	493	392	347	266
C&C	971	893	841	357	290	280
Intersegment elimination [1]	(88)	(86)	(76)	—	—	—
Total operating segments	5,313	5,051	4,702	2,055	282	1,617
Unallocated expense [2]	—	—	—	(138)	(169)	(259)
Total	$5,313	$5,051	$4,702	$1,917	$113	$1,358

[1]
Revenue for S&P Ratings and expenses for S&P Capital IQ and SNL include an intersegment royalty charged to S&P Capital IQ and SNL for the rights to use and distribute content and data developed by S&P Ratings.

[2]
The year ended December 31, 2015 includes a gain of $11 million related to the sale of our interest in a legacy McGraw Hill Construction investment and costs related to identified operating efficiencies primarily related to restructuring of $10 million. The year ended December 31, 2014 includes restructuring charges of $16 million. The year ended December 31, 2013 includes costs necessary to enable the separation of MHE and reduce our cost structure of $64 million, a $36 million non-cash impairment charge related to the sale of a data center and $13 million related to terminating various leases as we reduce our real estate portfolio.

(in millions)	Depreciation & Amortization			Capital Expenditures
	2015	2014	2013	2015	2014	2013
S&P Ratings	$43	$43	$45	$48	$33	$40
S&P Capital IQ and SNL	70	50	49	60	38	39
S&P DJ Indices	8	7	10	4	2	4
C&C	29	24	22	18	11	17
Total operating segments	150	124	126	130	84	100
Corporate	7	10	11	9	8	17
Total	$157	$134	$137	$139	$92	$117

Segment information as of December 31 is as follows:

(in millions)	Total Assets
	2015	2014
S&P Ratings	$620	$624
S&P Capital IQ and SNL	3,405	1,011
S&P DJ Indices	1,181	1,166
C&C	606	918
Total operating segments	5,812	3,719
Corporate [1]	1,868	3,054
Assets of a business held for sale [2]	503	—
Total	$8,183	$6,773

[1]	Corporate assets consist principally of cash and cash equivalents, assets for pension benefits, deferred income taxes and leasehold improvements related to subleased areas.

[2]	Includes J.D. Power as of December 31, 2015.

We have operations with foreign revenue and long-lived assets in approximately 90 countries. We do not have operations in any foreign country that represent more than 8% of our consolidated revenue. Transfers between geographic areas are recorded at agreed upon prices and intercompany revenue and profit are eliminated. No single customer accounted for more than 10% of our consolidated revenue.

The following provides revenue and long-lived assets by geographic region:

(in millions)	Revenue			Long-lived Assets
	Years ended December 31,			December 31,
	2015	2014	2013	2015	2014
U.S.	$3,202	$2,911	$2,723	$4,198	$2,117
European region	1,265	1,316	1,226	419	430
Asia	566	528	483	63	54
Rest of the world	280	296	270	50	64
Total	$5,313	$5,051	$4,702	$4,730	$2,665

	Revenue			Long-lived Assets
	Years ended December 31,			December 31,
	2015	2014	2013	2015	2014
U.S.	60%	58%	58%	89%	80%
European region	24	26	26	9	16
Asia	11	10	10	1	2
Rest of the world	5	6	6	1	2
Total	100%	100%	100%	100%	100%

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

Rental expense for property and equipment under all operating lease agreements is as follows:

(in millions)	Years ended December 31,
	2015	2014	2013
Gross rental expense	$182	$199	$202
Less: sublease revenue	(14)	(16)	(29)
Less: Rock-McGraw rent credit	(4)	(23)	(20)
Net rental expense	$164	$160	$153

In December of 2003, we sold our 45% equity investment in Rock-McGraw, Inc., which owned our then headquarters building in New York City, and remained an anchor tenant by concurrently leasing back space from the buyer through 2020. Proceeds from the disposition were $382 million and the sale resulted in a pre-tax gain, net of transaction costs, of $131 million ($58 million after-tax) upon disposition. As a result of the amount of building space we retained through our leaseback, a pre-tax gain of $212 million ($126 million after-tax) was deferred upon the disposition in 2003. In December of 2013, we entered into an arrangement with the buyer to shorten the lease to December of 2015 in exchange for approximately $60 million which was recorded as a reduction to the unrecognized deferred gain from the sale. The remaining gain was amortized over the remaining lease term as a reduction in rent expense. The amount of gain recognized for the years ended December 31, 2015, 2014 and 2013 was $4 million, $21 million and $15 million, respectively. The lease terminated in December of 2015.

Cash amounts for future minimum rental commitments, including rent payments on the sale-leaseback, under existing non-cancelable leases with a remaining term of more than one year, along with minimum sublease rental income to be received under non-cancelable subleases are shown in the following table.

(in millions)	Rent commitment	Sublease income	Net rent
2016	$136	$(14)	$122
2017	120	(13)	107
2018	109	(13)	96
2019	101	(13)	88
2020	49	(2)	47
2021 and beyond	162	—	162
Total	$677	$(55)	$622

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
Trani Prosecutorial Proceeding
The prosecutor in the Italian city of Trani has obtained criminal indictments against several current and former S&P Ratings managers and ratings analysts for alleged market manipulation, and against Standard & Poor’s Credit Market Services Europe under Italy’s vicarious liability statute, for having allegedly failed to properly supervise the ratings analysts and prevent them from committing market manipulation. The prosecutor’s theories are based on various actions by S&P Ratings taken with respect to Italian sovereign debt between May of 2011 and January of 2012. Trial commenced on February 4, 2015 and is ongoing. Apart from criminal penalties that might be imposed following a conviction, such conviction could also lead to civil damages claims and other sanctions against Standard & Poor's Credit Market Services Europe or the Company. Such claims and sanctions cannot be quantified at this stage.

Shareholder Derivative Actions
On August 3, 2015, two purported shareholders commenced a putative derivative action on behalf of the Company in New York State Supreme Court titled Retirement Plan for General Employees of the City of North Miami Beach and Robin Stein v. Harold McGraw III, et al. The complaint asserts claims for, inter alia, breach of fiduciary duty, waste of corporate assets, and mismanagement against the board of directors, certain former directors of the Company, and three former S&P Ratings employees. Plaintiffs seek recovery from the defendants based on allegations that S&P Ratings’ credit ratings practices for certain residential mortgage-backed securities and collateralized debt obligations misrepresented the credit risks of those securities, allegedly resulting in losses to the Company. The Company and the individual defendants filed motions to dismiss the complaint on October 9, 2015. Plaintiffs filed an opposition on December 8, 2015, and the Company and the individual defendants filed their reply on January 8, 2016. The court has scheduled oral argument on the motions to dismiss for April 22, 2016.
On January 28, 2016, a different purported shareholder commenced a separate putative derivative action on behalf of the Company in New York State Supreme Court titled L.A. Grika v. Harold McGraw III, et al.  The allegations in the complaint are substantially similar to those in the North Miami Beach matter described above.  The complaint asserts claims for, inter alia, breach of fiduciary duty, aiding and abetting breaches of fiduciary duty, unjust enrichment, contribution and indemnification against Harold McGraw III, Douglas L. Peterson, and nine former S&P Ratings employees.  The Company is reviewing the plaintiff’s complaint and intends to vigorously defend this matter.
The City of Swan
Australian government municipal councils filed suit against the Company and S&P International LLC in a representative action in April of 2013 in connection with alleged investment losses in eight synthetic collateralized debt obligations (“CDOs”) rated by S&P Ratings. These same CDOs were at issue in an earlier lawsuit brought by the plaintiffs against its investment advisor, Lehman Brothers Australia (“LBA”), in which the plaintiffs secured a judgment against LBA, which is now in liquidation. The plaintiffs claim total losses of AUD$327 million from these investments and are seeking recovery from both LBA and the Company. The trial in the matter has been re-scheduled from October of 2015 to August of 2016. The Company and the plaintiffs are currently engaged in settlement discussions. The Company has established a reserve for potential settlement in an amount deemed adequate by management based on the facts and circumstances of the case. We can provide no assurance that the Company will not incur amounts in excess of amounts accrued to settle this matter on terms deemed acceptable. At this point, however, we are unable to reasonably estimate the range of such additional amounts, if any.
Commodities & Commercial Markets
McGraw Hill Construction
Under the terms of an asset purchase agreement with Skyline HoldCo LLC (“Skyline”) related to Skyline’s purchase of the McGraw Hill Construction business from the Company in November 2014, the Company agreed to retain liability with respect to the litigation captioned, Reed Construction Data Inc. v. The McGraw-Hill Companies, Inc. et al., 09 Civ. 8578 (JPO), in the United States District Court for the Southern District of New York, and any action instituted at any time by the parties thereto arising from substantially the same set of facts and circumstances.
Reed Construction Data filed this action in the U.S. District Court for the Southern District of New York in October of 2009, asserting a number of claims under various state and federal laws against the Company relating to alleged misappropriation and unfair competition by McGraw Hill Construction and seeking an unspecified amount of damages. In September of 2010, the Court granted the Company’s motion to dismiss some of the claims. In September of 2014, the Court granted summary judgment to the Company on all of Reed’s remaining claims with the exception of the unfair competition claim. In October of 2014, the parties submitted a joint stipulation to the Court agreeing to dismiss both Reed’s unfair competition claim and the Company’s counterclaims without prejudice to reinstatement in the event of a successful appeal of Reed’s dismissed claims. On January 7, 2016, the Second Circuit Court of Appeals affirmed the District Court’s grant of summary judgment.

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

In June of 2012, we entered into a new license agreement (the "License Agreement") with the holder of S&P Dow Jones Indices LLC noncontrolling interest, CME Group, which replaced the 2005 license agreement between S&P DJ Indices and CME Group. Under the terms of the License Agreement, S&P Dow Jones Indices LLC receives a share of the profits from the trading and clearing of CME Group's equity index products. During the years ended December 31, 2015, 2014 and 2013, S&P Dow Jones Indices LLC earned $63 million, $52 million and $46 million of revenue under the terms of the License Agreement, respectively. The entire amount of this revenue is included in our consolidated statement of income and the portion related to the 27% noncontrolling interest is removed in net income attributable to noncontrolling interests.

14. Quarterly Financial Information (Unaudited)

(in millions, except per share data)	First quarter	Second quarter	Third quarter	Fourth quarter	Total year
2015
Revenue	$1,273	$1,342	$1,324	$1,374	$5,313
Operating profit	$501	$582	$410	$424	$1,917
Income from continuing operations	$329	$381	$281	$276	$1,268
Net income	$329	$381	$281	$276	$1,268
Net income attributable to McGraw Hill Financial common shareholders:
Income from continuing operations	$303	$353	$252	$248	$1,156
Net income	$303	$353	$252	$248	$1,156

Earnings per share attributable to McGraw Hill Financial, Inc. common shareholders:
Income from continuing operations:
Basic	$1.11	$1.29	$0.93	$0.92	$4.26
Diluted	$1.10	$1.28	$0.92	$0.91	$4.21
Net income:
Basic	$1.11	$1.29	$0.93	$0.92	$4.26
Diluted	$1.10	$1.28	$0.92	$0.91	$4.21

2014
Revenue	$1,196	$1,302	$1,263	$1,290	$5,051
Operating profit (loss)	$420	$476	$366	$(1,148)	$113
Income (loss) from continuing operations	$268	$310	$215	$(984)	$(191)
Income from discontinued operations	$7	$6	$2	$163	$178
Net income (loss)	$275	$316	$217	$(821)	$(13)
Net income attributable to McGraw Hill Financial common shareholders:
Income (loss) from continuing operations	$241	$286	$188	$(1,009)	$(293)
Income from discontinued operations	7	6	2	163	178
Net income (loss)	$248	$292	$190	$(846)	$(115)

Earnings (loss) per share attributable to McGraw Hill Financial, Inc. common shareholders:
Income (loss) from continuing operations:
Basic	$0.89	$1.05	$0.69	$(3.71)	$(1.08)
Diluted	$0.87	$1.04	$0.68	$(3.71)	$(1.08)
Income from discontinued operations:
Basic	$0.02	$0.02	$0.01	$0.60	$0.66
Diluted	$0.02	$0.02	$0.01	$0.60	$0.66
Net income (loss):
Basic	$0.91	$1.08	$0.70	$(3.11)	$(0.42)
Diluted	$0.89	$1.06	$0.69	$(3.11)	$(0.42)
Note - Totals presented may not sum due to rounding.

15. Condensed Consolidating Financial Statements

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

	Statement of Income
	Year Ended December 31, 2015
(in millions)	McGraw Hill Financial, Inc.	Standard & Poor's Financial Services LLC	Non-Guarantor Subsidiaries	Eliminations	McGraw Hill Financial Inc. Consolidated
Revenue	$624	$2,141	$2,663	$(115)	$5,313
Expenses:
Operating-related expenses	73	522	1,192	(115)	1,672
Selling and general expenses	248	469	861	—	1,578
Depreciation	40	18	32	—	90
Amortization of intangibles	—	—	67	—	67
Total expenses	361	1,009	2,152	(115)	3,407
Other income	—	—	(11)	—	(11)
Operating profit	263	1,132	522	—	1,917
Interest expense (income), net	112	—	(10)	—	102
Non-operating intercompany transactions	282	222	(504)	—	—
(Loss) income from continuing operations before taxes on income	(131)	910	1,036	—	1,815
(Benefit) provision for taxes on income	(107)	358	296	—	547
Equity in net income of subsidiaries	1,473	272	—	(1,745)	—
Net income	1,449	824	740	(1,745)	1,268
Less: net income from continuing operations attributable to noncontrolling interests	—	—	—	(112)	(112)
Net income attributable to McGraw Hill Financial, Inc.	$1,449	$824	$740	$(1,857)	$1,156
Comprehensive income	$1,446	$822	$655	$(1,741)	$1,182

	Statement of Income
	Year Ended December 31, 2014
(in millions)	McGraw Hill Financial, Inc.	Standard & Poor's Financial Services LLC	Non-Guarantor Subsidiaries	Eliminations	McGraw Hill Financial Inc. Consolidated
Revenue	$598	$2,043	$2,525	$(115)	$5,051
Expenses:
Operating-related expenses	78	389	1,275	(115)	1,627
Selling and general expenses	296	2,350	522	—	3,168
Depreciation	41	17	28	—	86
Amortization of intangibles	4	—	44	—	48
Total expenses	419	2,756	1,869	(115)	4,929
Other loss	3	—	6	—	9
Operating profit (loss)	176	(713)	650	—	113
Interest expense (income), net	66	—	(7)	—	59
Non-operating intercompany transactions	193	38	(231)	—	—
(Loss) income from continuing operations before taxes on income	(83)	(751)	888	—	54
(Benefit) provision for taxes on income	(22)	16	251	—	245
Equity in net (loss) income of subsidiaries	(443)	248	—	195	—
(Loss) income from continuing operations	(504)	(519)	637	195	(191)
Discontinued operations, net of tax:
Income from discontinued operations	18	—	—	—	18
Gain on sale of discontinued operations	160	—	—	—	160
Discontinued operations, net	178	—	—	—	178
Net (loss) income	$(326)	$(519)	$637	$195	(13)
Less: net income from continuing operations attributable to noncontrolling interests	—	—	—	(102)	(102)
Net (loss) income attributable to McGraw Hill Financial, Inc.	$(326)	$(519)	$637	$93	$(115)
Comprehensive (loss) income	$(495)	$(544)	$513	$195	$(331)

	Statement of Income
	Year Ended December 31, 2013
(in millions)	McGraw Hill Financial, Inc.	Standard & Poor's Financial Services LLC	Non-Guarantor Subsidiaries	Eliminations	McGraw Hill Financial Inc. Consolidated
Revenue	$570	$1,931	$2,306	$(105)	$4,702
Expenses:
Operating-related expenses	128	556	985	(105)	1,564
Selling and general expenses	338	532	761	—	1,631
Depreciation	40	19	27	—	86
Amortization of intangibles	5	—	46	—	51
Total expenses	511	1,107	1,819	(105)	3,332
Other loss (income)	25	3	(16)	—	12
Operating profit	34	821	503	—	1,358
Interest expense (income), net	65	—	(6)	—	59
Non-operating intercompany transactions	245	66	(311)	—	—
Income from continuing operations before taxes on income	(276)	755	820	—	1,299
(Benefit) provision for taxes on income	(121)	283	263	—	425
Equity in net income of subsidiaries	1,937	197	—	(2,134)	—
Income from continuing operations	1,782	669	557	(2,134)	874
Discontinued operations, net of tax:
Income (loss) from discontinued operations	82	—	(79)	—	3
Gain (loss) on sale of discontinued operations	644	—	(55)	—	589
Discontinued operations, net	726	—	(134)	—	592
Net income	$2,508	$669	$423	$(2,134)	$1,466
Less: net income from continuing operations attributable to noncontrolling interests	—	—	—	(91)	(91)
Less: net loss from discontinued operations attributable to noncontrolling interests	—	—	—	1	1
Net income attributable to McGraw Hill Financial, Inc.	$2,508	$669	$423	$(2,224)	$1,376
Comprehensive income	$2,773	$669	$452	$(2,106)	$1,788

	Balance Sheet
	December 31, 2015
(in millions)	McGraw Hill Financial, Inc.	Standard & Poor's Financial Services LLC	Non-Guarantor Subsidiaries	Eliminations	McGraw Hill Financial Inc. Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$167	$—	$1,314	$—	$1,481
Accounts receivable, net of allowance for doubtful accounts	116	319	556	—	991
Intercompany receivable	208	1,872	1,273	(3,353)	—
Deferred income taxes	75	10	24	—	109
Prepaid and other current assets	120	13	80	(1)	212
Assets of a business held for sale	4	—	499	—	503
Total current assets	690	2,214	3,746	(3,354)	3,296
Property and equipment, net of accumulated depreciation	141	3	126	—	270
Goodwill	17	40	2,816	9	2,882
Other intangible assets, net	—	—	1,522	—	1,522
Asset for pension benefits	—	—	36	—	36
Investments in subsidiaries	4,651	659	7,316	(12,626)	—
Intercompany loans receivable	16	368	1,733	(2,117)	—
Other non-current assets	67	19	91	—	177
Total assets	$5,582	$3,303	$17,386	$(18,088)	$8,183
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$71	$54	$81	$—	$206
Intercompany payable	2,144	675	535	(3,354)	—
Accrued compensation and contributions to retirement plans	127	89	167	—	383
Short-term debt	143	—	—	—	143
Income taxes currently payable	1	—	55	—	56
Unearned revenue	254	586	582	(1)	1,421
Accrued legal and regulatory settlements	—	115	6	—	121
Other current liabilities	190	(50)	232	—	372
Liabilities of a business held for sale	80	—	126	—	206
Total current liabilities	3,010	1,469	1,784	(3,355)	2,908
Long-term debt	3,468	—	—	—	3,468
Intercompany loans payable	21	—	2,096	(2,117)	—
Pension and other postretirement benefits	230	—	46	—	276
Deferred income taxes	(246)	17	252	—	23
Other non-current liabilities	221	81	43	—	345
Total liabilities	6,704	1,567	4,221	(5,472)	7,020
Redeemable noncontrolling interest	—	—	—	920	920
Equity:
Common stock	412	—	2,337	(2,337)	412
Additional paid-in capital	(184)	1,179	10,174	(10,694)	475
Retained income	6,701	557	987	(609)	7,636
Accumulated other comprehensive loss	(322)	—	(322)	44	(600)
Less: common stock in treasury	(7,729)	—	(12)	12	(7,729)
Total equity - controlling interests	(1,122)	1,736	13,164	(13,584)	194
Total equity - noncontrolling interests	—	—	1	48	49
Total equity	(1,122)	1,736	13,165	(13,536)	243
Total liabilities and equity	$5,582	$3,303	$17,386	$(18,088)	$8,183

	Balance Sheet
	December 31, 2014
(in millions)	McGraw Hill Financial, Inc.	Standard & Poor's Financial Services LLC	Non-Guarantor Subsidiaries	Eliminations	McGraw Hill Financial Inc. Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$1,402	$—	$1,095	$—	$2,497
Accounts receivable, net of allowance for doubtful accounts	120	293	519	—	932
Intercompany receivable	525	2,125	1,998	(4,648)	—
Deferred income taxes	60	334	(34)	—	360
Prepaid and other current assets	79	27	67	—	173
Total current assets	2,186	2,779	3,645	(4,648)	3,962
Property and equipment, net of accumulated depreciation	111	5	90	—	206
Goodwill	109	41	1,228	9	1,387
Other intangible assets, net	13	—	991	—	1,004
Asset for pension benefits	—	—	28	—	28
Investments in subsidiaries	1,258	653	7,125	(9,036)	—
Intercompany loans receivable	20	358	1,594	(1,972)	—
Other non-current assets	71	25	90	—	186
Total assets	$3,768	$3,861	$14,791	$(15,647)	$6,773
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$59	$45	$87	$—	$191
Intercompany payable	2,566	617	1,376	(4,559)	—
Accrued compensation and contributions to retirement plans	133	121	156	—	410
Income taxes currently payable	19	1	34	—	54
Unearned revenue	259	520	475	—	1,254
Accrued legal and regulatory settlements	—	1,609	—	—	1,609
Other current liabilities	194	—	208	—	402
Total current liabilities	3,230	2,913	2,336	(4,559)	3,920
Long-term debt	795	—	—	—	795
Intercompany loans payable	109	—	1,952	(2,061)	—
Pension and other postretirement benefits	272	—	61	—	333
Deferred income taxes	(260)	51	249	—	40
Other non-current liabilities	219	73	44	—	336
Total liabilities	4,365	3,037	4,642	(6,620)	5,424
Redeemable noncontrolling interest	—	—	—	810	810
Equity:
Common stock	412	—	2,316	(2,316)	412
Additional paid-in capital	(116)	1,153	7,016	(7,560)	493
Retained income	6,275	(329)	1,060	(60)	6,946
Accumulated other comprehensive loss	(319)	—	(236)	41	(514)
Less: common stock in treasury	(6,849)	—	(7)	7	(6,849)
Total equity - controlling interests	(597)	824	10,149	(9,888)	488
Total equity - noncontrolling interests	—	—	—	51	51
Total equity	(597)	824	10,149	(9,837)	539
Total liabilities and equity	$3,768	$3,861	$14,791	$(15,647)	$6,773

	Statement of Cash Flows
	Year Ended December 31, 2015
(in millions)	McGraw Hill Financial, Inc.	Standard & Poor's Financial Services LLC	Non-Guarantor Subsidiaries	Eliminations	McGraw Hill Financial Inc. Consolidated
Operating Activities:
Net income	$1,449	$824	$740	$(1,745)	$1,268
Adjustments to reconcile income from continuing operations to cash provided by (used for) operating activities from continuing operations:
Depreciation	40	18	32	—	90
Amortization of intangibles	—	—	67	—	67
Provision for losses on accounts receivable	1	1	6	—	8
Deferred income taxes	33	290	(43)	—	280
Stock-based compensation	23	24	31	—	78
Accrued legal and regulatory settlements	—	110	9	—	119
Other	23	16	7	—	46
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	3	(27)	(94)	—	(118)
Prepaid and current assets	(13)	14	(5)	—	(4)
Accounts payable and accrued expenses	(75)	(34)	17	—	(92)
Unearned revenue	(5)	66	68	—	129
Accrued legal and regulatory settlement	—	(1,624)	—	—	(1,624)
Other current liabilities	(32)	(35)	(11)	—	(78)
Net change in prepaid/accrued income taxes	(54)	—	115	—	61
Net change in other assets and liabilities	78	8	(121)	—	(35)
Cash provided by (used for) operating activities from continuing operations	1,471	(349)	818	(1,745)	195
Investing Activities:
Capital expenditures	(67)	(10)	(62)	—	(139)
Acquisitions, net of cash acquired	(2,243)	—	(153)	—	(2,396)
Proceeds from dispositions	—	—	14	—	14
Changes in short-term investments	—	—	(4)	—	(4)
Cash used for investing activities from continuing operations	(2,310)	(10)	(205)	—	(2,525)
Financing Activities:
Additions to short-term debt, net	143	—	—	—	143
Proceeds from issuance of senior notes, net	2,674	—	—	—	2,674
Dividends paid to shareholders	(363)	—	—	—	(363)
Dividends and other payments paid to noncontrolling interests	—	—	(104)	—	(104)
Repurchase of treasury shares	(974)	—	—	—	(974)
Exercise of stock options	80	—	6	—	86
Contingent payments	(5)	—	—	—	(5)
Purchase of additional CRISIL shares	—	—	(16)	—	(16)
Excess tax benefits from share-based payments	69	—	—	—	69
Intercompany financing activities	(2,020)	359	(84)	1,745	—
Cash (used for) provided by financing activities from continuing operations	(396)	359	(198)	1,745	1,510
Effect of exchange rate changes on cash from continuing operations	—	—	(67)	—	(67)
Cash (used for) provided by continuing operations	(1,235)	—	348	—	(887)
Discontinued Operations:
Cash used for operating activities	—	—	(129)	—	(129)
Cash used for discontinued operations	—	—	(129)	—	(129)
Net change in cash and cash equivalents	(1,235)	—	219	—	(1,016)
Cash and cash equivalents at beginning of year	1,402	—	1,095	—	2,497
Cash and cash equivalents at end of year	$167	$—	$1,314	$—	$1,481

	Statement of Cash Flows
	Year Ended December 31, 2014
(in millions)	McGraw Hill Financial, Inc.	Standard & Poor's Financial Services LLC	Non-Guarantor Subsidiaries	Eliminations	McGraw Hill Financial Inc. Consolidated
Operating Activities:
Net (loss) income	$(326)	$(519)	$637	$195	$(13)
Less: discontinued operations, net	178	—	—	—	178
(Loss) income from continuing operations	(504)	(519)	637	195	(191)
Adjustments to reconcile (loss) income from continuing operations to cash (used for) provided by operating activities from continuing operations:
Depreciation	41	17	28	—	86
Amortization of intangibles	4	—	44	—	48
Provision for losses on accounts receivable	—	5	6	—	11
Deferred income taxes	42	(272)	(15)	—	(245)
Stock-based compensation	31	34	35	—	100
Accrued legal and regulatory settlements	—	1,587	—	—	1,587
Other	21	39	20	—	80
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	(11)	47	(45)	—	(9)
Prepaid and current assets	(42)	(17)	52	—	(7)
Accounts payable and accrued expenses	(83)	(47)	—	—	(130)
Unearned revenue	8	26	44	—	78
Accrued legal and regulatory settlement	—	(35)	—	—	(35)
Other current liabilities	(51)	45	(10)	—	(16)
Net change in prepaid/accrued income taxes	13	3	(109)	—	(93)
Net change in other assets and liabilities	(131)	5	71	—	(55)
Cash (used for) provided by operating activities from continuing operations	(662)	918	758	195	1,209
Investing Activities:
Capital expenditures	(26)	(14)	(52)	—	(92)
Acquisitions, net of cash acquired	—	—	(71)	—	(71)
Proceeds from dispositions	63	—	20	—	83
Changes in short-term investments	—	—	15	—	15
Cash provided by (used for) investing activities from continuing operations	37	(14)	(88)	—	(65)
Financing Activities:
Dividends paid to shareholders	(326)	—	—	—	(326)
Dividends and other payments paid to noncontrolling interests	—	—	(84)	—	(84)
Repurchase of treasury shares	(362)	—	—	—	(362)
Exercise of stock options	184	—	9	—	193
Contingent payments	—	—	(11)	—	(11)
Excess tax benefits from share-based payments	128	—	—	—	128
Intercompany financing activities	1,377	(904)	(278)	(195)	—
Cash provided by (used for) financing activities from continuing operations	1,001	(904)	(364)	(195)	(462)
Effect of exchange rate changes on cash from continuing operations	3	—	(68)	—	(65)
Cash provided by continuing operations	379	—	238	—	617
Discontinued Operations:
Cash provided by operating activities	18	—	—	—	18
Cash provided by investing activities	320	—	—	—	320
Cash provided by discontinued operations	338	—	—	—	338
Net change in cash and cash equivalents	717	—	238	—	955
Cash and cash equivalents at beginning of year	685	—	857	—	1,542
Cash and cash equivalents at end of year	$1,402	$—	$1,095	$—	$2,497

	Statement of Cash Flows
	Year Ended December 31, 2013
(in millions)	McGraw Hill Financial, Inc.	Standard & Poor's Financial Services LLC	Non-Guarantor Subsidiaries	Eliminations	McGraw Hill Financial Inc. Consolidated
Operating Activities:
Net income	$2,508	$669	$423	$(2,134)	$1,466
Less: discontinued operations, net	726	—	(134)	—	592
Income from continuing operations	1,782	669	557	(2,134)	874
Adjustments to reconcile income from continuing operations to cash provided by (used for) operating activities from continuing operations:
Depreciation	40	19	27	—	86
Amortization of intangibles	5	—	46	—	51
Provision for losses on accounts receivable	1	7	14	—	22
Deferred income taxes	39	—	4	—	43
Stock-based compensation	35	33	28	—	96
Accrued legal and regulatory settlements	—	—	—	—	—
Other	68	10	18	—	96
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	(2)	(4)	(29)	—	(35)
Prepaid and current assets	(14)	(7)	(8)	—	(29)
Accounts payable and accrued expenses	(120)	18	8	—	(94)
Unearned revenue	17	43	49	—	109
Other current liabilities	(43)	(24)	(22)	—	(89)
Net change in prepaid/accrued income taxes	(265)	(3)	30	—	(238)
Net change in other assets and liabilities	(190)	84	(4)	—	(110)
Cash provided by operating activities from continuing operations	1,353	845	718	(2,134)	782
Investing Activities:
Capital expenditures	(61)	(19)	(37)	—	(117)
Acquisitions, net of cash acquired	—	—	(47)	—	(47)
Proceeds from dispositions	35	—	16	—	51
Changes in short-term investments	—	—	(17)	—	(17)
Cash used for investing activities from continuing operations	(26)	(19)	(85)	—	(130)
Financing Activities:
Payments on short-term debt	(457)	—	—	—	(457)
Dividends paid to shareholders	(308)	—	—	—	(308)
Dividends and other payments paid to noncontrolling interests	—	—	(75)	—	(75)
Repurchase of treasury shares	(978)	—	—	—	(978)
Exercise of stock options	254	—	4	—	258
Contingent payments	—	—	(12)	—	(12)
Purchase of additional CRISIL shares	—	—	(214)	—	(214)
Excess tax benefits from share-based payments	43	—	—	—	43
Intercompany financing activities	(43)	(826)	(1,265)	2,134	—
Cash used for financing activities from continuing operations	(1,489)	(826)	(1,562)	2,134	(1,743)
Effect of exchange rate changes on cash from continuing operations	8	—	(9)	—	(1)
Cash used for continuing operations	(154)	—	(938)	—	(1,092)
Discontinued Operations:
Cash provided by (used for) operating activities	720	—	(951)	—	(231)
Cash provided by investing activities	—	—	2,129	—	2,129
Cash used for financing activities	—	—	(25)	—	(25)
Effect of exchange rate changes on cash	—	—	1	—	1
Cash provided by discontinued operations	720	—	1,154	—	1,874
Net change in cash and cash equivalents	566	—	216	—	782
Cash and cash equivalents at beginning of year	119	—	641	—	760
Cash and cash equivalents at end of year	$685	$—	$857	$—	$1,542

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

Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed so that information required to be disclosed in our reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure.

As of December 31, 2015, an evaluation was performed under the supervision and with the participation of management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the U.S. Securities Exchange Act of 1934). Based on that evaluation, management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2015.

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

2.
Management has evaluated the system of internal control using the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework (“COSO 2013 framework”). Management has selected the COSO 2013 framework for its evaluation as it is a control framework recognized by the SEC and the Public Company Accounting Oversight Board that is free from bias, permits reasonably consistent qualitative and quantitative measurement of our internal controls, is sufficiently complete so that relevant controls are not omitted and is relevant to an evaluation of internal controls over financial reporting.

3.
Based on management’s evaluation under this framework, management has concluded that our internal controls over financial reporting were effective as of December 31, 2015. There are no material weaknesses in our internal control over financial reporting that have been identified by management.

4.
Management has excluded SNL Financial LC ("SNL") from its assessment of internal control over financial reporting as of December 31, 2015, since it was acquired on September 1, 2015. SNL has $2.5 billion and $2.3 billion of total and net assets, respectively, as of December 31, 2015 and $85 million and $9 million of revenues and net loss attributable to McGraw Hill Financial, Inc., respectively, for the year then ended.

5.
Our independent registered public accounting firm, Ernst & Young LLP, has audited our consolidated financial statements for the year ended December 31, 2015, and has issued their reports on the financial statements and the effectiveness of our internal control over financial reporting. These reports are located on pages 56 and 57 of this Form 10-K.

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

Revenue during 2015 attributable to the transactions or dealings by the Company described below was approximately $702,700, with net profit from such sales being a fraction of the revenues.

During 2015, one of the Company’s divisions, a provider of energy-related information in over 150 countries, sold information and informational materials, which are generally exempt from U.S. economic sanctions, to fifteen Iran-linked subscribers that are designated by the Treasury Department’s Office of Foreign Assets Control (“OFAC”) pursuant to Executive Order 13382 and/or are owned or controlled, or appear to be owned or controlled, by the Government of Iran (the “GOI”). The Company, among other things, offers customers that subscribe to its publications access to proprietary data, analytics, and industry information that enable commodities markets to perform with greater transparency and efficiency. This division provided such data related to the energy and petrochemicals markets to the Iran-linked subscribers referenced above, generating revenue that was a de minimis portion of both the division’s and the Company’s revenue. One of the fifteen Iran-linked customers was, at the time of the relevant transactions, designated by OFAC pursuant to Executive Order 13382, and appears, based on publicly available information, to be owned or controlled by GOI entities; one was, at the time of the relevant transactions, designated by OFAC pursuant to Executive Order 13382, and is designated by OFAC as a GOI entity; eight are designated by OFAC as GOI entities; and five appear, based on publicly available information, to be owned or controlled by GOI entities. We believe that these transactions were permissible under U.S. sanctions pursuant to certain statutory and regulatory exemptions for the exportation of information and informational materials. The Company will continue to monitor its provision of products and services to these Iranian customers so that such activity continues to be permissible under U.S. sanctions.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information about our directors is contained under the caption “Board of Directors and Corporate Governance-Director Biographies” in our Proxy Statement for our 2016 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2015 (the “2016 Proxy Statement”) and is incorporated herein by reference.
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

The foregoing documents are also available in print, free of charge, to any shareholder who requests them. Requests for printed copies may be e-mailed to corporate.secretary@mhfi.com or mailed to the Corporate Secretary, McGraw Hill Financial, Inc., 55 Water Street, New York, NY 10041-0001.

Information about the procedures by which security holders may recommend nominees to our Board of Directors can be found in our 2016 Proxy Statement under the caption “Board of Directors and Corporate Governance-Committees of the Board of Directors-Nominating and Corporate Governance Committee” and is incorporated herein by reference.
Information concerning the composition of the Audit Committee and our Audit Committee financial experts is contained in our 2016 Proxy Statement under the caption “Board of Directors and Corporate Governance-Committees of the Board of Directors-Audit Committee” and is incorporated herein by reference.
New York Stock Exchange Certification

Promptly following the 2016 annual meeting of shareholders, we intend to file with the NYSE the CEO certification regarding our compliance with the NYSE’s corporate governance listing standards as required by NYSE Rule 303A.12. Last year, we filed this CEO certification with the NYSE on May 1, 2015.

Item 11. Executive Compensation

Information about director and executive officer compensation, Compensation Committee interlocks and the Compensation Committee Report is contained in our 2016 Proxy Statement under the captions “2015 Director Compensation,” “Board of

Directors and Corporate Governance-Compensation Committee Interlocks and Insider Participation,” and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Set forth below is information with respect to securities authorized for issuance under equity compensation plans:
The following table details our equity compensation plans as of December 31, 2015:

	Equity Compensation Plans’ Information
	(a)		(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	5,814,328		$45.61	32,921,637
Equity compensation plans not approved by security holders	—		—	—
Total	5,814,328	[1]	$45.61	32,921,637	[2,3]

[1]	Shares to be issued upon exercise of outstanding options under our Stock Incentive Plans.

[2]
Included in this number are 92,649 shares reserved for issuance under the Director Deferred Stock Ownership Plan. The remaining 32,828,988 shares are reserved for issuance under the 2002 Stock Incentive Plan (the “2002 Plan”) for Performance Stock, Restricted Stock, Other Stock-Based Awards, Stock Options and Stock Appreciation Rights.

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

Information on the number of shares our common stock beneficially owned by each director and named executive officer, by all directors and executive officers as a group and on each beneficial owner of more than 5% of our common stock is contained under the caption “Ownership of Company Stock” in our 2016 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information with respect to certain relationships and related transactions and director independence is contained under the captions “Board of Directors and Corporate Governance-Transactions with Related Persons” in our 2016 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

During the year ended December 31, 2015, Ernst & Young LLP audited the consolidated financial statements of the Registrant and its subsidiaries.

Information on our Audit Committee’s pre-approval policy for audit services and information on our principal accountant fees and services is contained in our 2016 Proxy Statement under the caption “Independent Registered Public Accounting Firm’s Fees and Services” and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Documents filed as part of this Form 10-K:

1.	Financial Statements

•	Reports of Independent Registered Public Accounting Firm

•	Consolidated Statements of Income for the three years ended December 31, 2015

•	Consolidated Statements of Comprehensive Income for the three years ended December 31, 2015

•	Consolidated Balance Sheets as of December 31, 2015 and 2014

•	Consolidated Statements of Cash Flows for the three years ended December 31, 2015

•	Consolidated Statements of Equity for the three years ended December 31, 2015

•	Notes to the Consolidated Financial Statements

2.	Financial Schedule

•	Schedule II—Valuation and Qualifying Accounts

All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

3.	Exhibits – The exhibits filed as part of this Form 10-K are listed in the Exhibit Index immediately preceding such Exhibits, and such Exhibit Index is incorporated herein by reference.

McGraw Hill Financial
Schedule II – Valuation and Qualifying Accounts
(in millions)

Additions/(deductions)	Balance at beginning of year	Net charges to income	Deductions and other [1]	Balance at end of year
Year ended December 31, 2015
Allowance for doubtful accounts	$38	$12	$(13)	$37

Year ended December 31, 2014
Allowance for doubtful accounts	$50	$2	$(14)	$38

Year ended December 31, 2013
Allowance for doubtful accounts	$51	$20	$(21)	$50

[1]	Primarily includes uncollectible accounts written off, net of recoveries, impact of acquisitions and divestitures and adjustments for foreign currency translation.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

McGraw Hill Financial, Inc.
Registrant

By:

/s/ Douglas L. Peterson
Douglas L. Peterson
President and Chief Executive Officer

February 11, 2016

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on February 11, 2016 on behalf of the Registrant by the following persons who signed in the capacities as set forth below under their respective names.

/s/ Douglas L. Peterson
Douglas L. Peterson
President and Chief Executive Officer and Director

/s/ Jack F. Callahan, Jr.
Jack F. Callahan, Jr.
Executive Vice President and Chief Financial Officer

/s/ Robert J. MacKay
Robert J. MacKay
Senior Vice President and Corporate Controller

/s/ Charles E. Haldeman, Jr.
Charles E. Haldeman, Jr.
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

(2.3)
Agreement and Plan of Merger, dated as of July 24, 2015, among the Company, Venus Sub LLC, SNL Financial LC and New Mountain Partners III (AIV-C), L.P., as incorporated by reference from the Registrant’s Form 8-K filed on July 29, 2015.

(3.1)	Restated Certificate of Incorporation of Registrant, incorporated by reference from Registrant’s Form 8-K filed April 28, 2011.

(3.2)	Certificate of Amendment of the Certificate of Incorporation of Registrant, dated May 1, 2013, incorporated by reference from Registrant’s Form 8-K filed May 1, 2013.

(3.3)	By-Laws of Registrant, dated February 26, 2014, incorporated by reference from the Registrant’s Form 8-K filed February 26, 2014.

(3.4)	Certificate of Change of the Certificate of Incorporation of the Company, as incorporated by reference from the Registrant’s Form 8-K filed on July 1, 2015.

(4.1)	Indenture dated as of November 2, 2007 between the Registrant, as issuer, and The Bank of New York, as trustee, incorporated by reference from Registrant’s Form 8-K filed November 2, 2007.

(4.2)	First Supplemental Indenture, dated January 1, 2009, between the Company and The Bank of New York Mellon, as trustee, incorporated by reference from Registrant’s Form 8-K filed January 2, 2009.

(4.3)
Indenture dated as of May 26, 2015, among the Company, Standard & Poor's Financial Services LLC and U.S. Bank National Association, as trustee, as incorporated by reference from the Registrant’s Form 8-K filed on May 26, 2015.

(4.4)
First Supplemental Indenture dated as of May 26, 2015, among the Company, Standard & Poor's Financial Services LLC and U.S. Bank National Association, as trustee, as incorporated by reference from the Registrant’s Form 8-K filed on May 26, 2015.

(4.5)
Second Supplemental Indenture dated as of August 18, 2015, among the Company, Standard & Poor’s Financial Services LLC and U.S. Bank National Association, as trustee, as incorporated by reference from the Registrant’s Form 8-K filed on August 18, 2015.

(4.6)	Form of 2.500% Senior Note due 2018.

(4.7)	Form of 3.300% Senior Note due 2020.

(4.8)	Form of 4.000% Senior Note due 2025.

(4.9)	Form of 4.400% Senior Note due 2026.

(10.1)
Form of Indemnification Agreement between Registrant and each of its directors and certain of its executive officers, incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 2004.

(10.2)*	Registrant’s 2002 Stock Incentive Plan, as amended and restated as of February 26, 2014, incorporated by reference from the Registrant’s Form 10-Q filed April 29, 2014.

(10.3)*	Form of Performance Share Unit Terms and Conditions, incorporated by reference from the Registrant's Form 10-K for the fiscal year ended December 31, 2014.

(10.4)*	Form of Performance Share Unit Terms and Conditions, as incorporated by reference from the Registrant’s Form 10-Q filed on April 28, 2015.

(10.5)*	Form of Restricted Stock Unit Award Terms and Conditions, as incorporated by reference from the Registrant’s Form 10-Q filed on April 28, 2015.

(10.6)*	Form of Stock Option Award, incorporated by reference from the Registrant's Form 10-K for the fiscal year ended December 31, 2013.

(10.7)*	Registrant’s Key Executive Short Term Incentive Compensation Plan, as amended effective January 1, 2014, incorporated by reference from Registrant’s Form 10-Q filed April 29, 2014.

(10.8)*
Registrant’s Key Executive Short-Term Incentive Deferred Compensation Plan, as amended and restated as of January 1, 2008, incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 2007.

(10.9)*
Resolutions terminating deferrals under the Key Executive Short-Term Deferred Compensation Plan, dated October 23, 2014, incorporated by reference from the Registrant's Form 10-K for the fiscal year ended December 31, 2014.

(10.10)*	Registrant's Senior Executive Severance Plan, amended and restated as of January 1, 2015, incorporated by reference from the Registrant's Form 10-K for the fiscal year ended December 31, 2014.

(10.11)
$1,000,000,000 Four-Year Credit Agreement dated as of June 19, 2013 among the Registrant, Standard & Poor’s Financial Services LLC, as guarantor, the lenders listed therein, JP Morgan Chase Bank, N.A., as administrative agent, and Bank of America, N.A., as syndication agent, incorporated by reference from the Registrant’s Form 8-K filed June 20, 2013.

(10.12)
Revolving Five-Year Credit Agreement, dated as of June 30, 2015, among the Company, Standard & Poor's Financial Services LLC, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, as incorporated by reference from the Registrant’s Form 8-K filed on July 1, 2015.

(10.13)*	Registrant’s Employee Retirement Plan Supplement, as amended and restated as of January 1, 2008, incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 2007.

(10.14)*
First Amendment to Registrant’s Employee Retirement Plan Supplement, effective as of January 1, 2009, incorporated by reference from the Registrant’s Form 10-K for the fiscal year ended December 31, 2009.

(10.15)*
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

(10.17)*
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

(10.22)*
Fourth Amendment to Standard & Poor’s Employee Retirement Plan Supplement, effective generally as of January 1, 2014, incorporated by reference from the Registrant's Form 10-K for the fiscal year ended December 31, 2013.

(10.23)*
Fifth Amendment to Standard & Poor’s Employee Retirement Plan Supplement, dated December 23, 2014, incorporated by reference from the Registrant's Form 10-K for the fiscal year ended December 31, 2014.

(10.24)*
Registrant’s 401(k) Savings and Profit Sharing Supplement, as amended and restated as of January 1, 2015, incorporated by reference from the Registrant's Form 10-K for the fiscal year ended December 31, 2014.

(10.25)*
Registrant’s Management Supplemental Death and Disability Benefits Plan, as amended and restated effective as of September 23, 2014, incorporated by reference from the Registrant's Form 10-K for the fiscal year ended December 31, 2014.

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

(10.34)*
Letter Agreement, dated July 11, 2013, with Harold McGraw III regarding his compensation arrangement for serving as Non-Executive Chairman of the Board, incorporated by reference from Registrant’s Form 8-K filed July 11, 2013.

(10.35)*	Separation Agreement dated September 24, 2015 between the Company and Neeraj Sahai, as incorporated by reference from the Registrant’s Registration Statement on Form S-4 filed on October 30, 2015.

(10.36)*	Registrant’s Pay Recovery Policy, restated effective as of January 1, 2015, incorporated by reference from the Registrant's Form 10-K for the fiscal year ended December 31, 2014.

(10.37)*	S&P Ratings Services Pay Recovery Policy, effective as of October 1, 2014, incorporated by reference from the Registrant's Form 10-K for the fiscal year ended December 31, 2014.

(10.38)
Settlement Agreement dated February 2, 2015 among the Company, Standard & Poor's Financial Services LLC, the United States, acting through the Department of Justice, and various States and the District of Columbia, acting through their respective Attorneys General, incorporated by reference from the Registrant's Form 10-K for the fiscal year ended December 31, 2014.

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