Form 10-Q
period 2016-03-31
MCGRAW HILL FINANCIAL INC
filed 2016-04-26
CIK 64040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Shares Outstanding	Date
Common stock (par value $1.00 per share)	264.6 million	April 15, 2016

McGraw Hill Financial, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of McGraw Hill Financial, Inc.

We have reviewed the consolidated balance sheet of McGraw Hill Financial, Inc. (and subsidiaries) (the "Company") as of March 31, 2016, the related consolidated statements of income, comprehensive income and cash flows for the three-month periods ended March 31, 2016 and 2015, and the related consolidated statement of equity for the three-month period ended March 31, 2016. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of McGraw Hill Financial, Inc. (and subsidiaries) as of December 31, 2015, and the related consolidated statements of income, comprehensive income, equity, and cash flows for the year then ended (not presented herein) and we expressed an unqualified audit opinion on those consolidated financial statements in our report dated February 11, 2016.

/s/ ERNST & YOUNG LLP

New York, New York
April 26, 2016

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

McGraw Hill Financial, Inc.
Consolidated Statements of Income
(Unaudited)

(in millions, except per share amounts)	Three Months Ended
	March 31,
	2016	2015
Revenue	$1,341	$1,273
Expenses:
Operating-related expenses	457	410
Selling and general expenses	330	329
Depreciation	18	22
Amortization of intangibles	24	11
Total expenses	829	772
Operating profit	512	501
Interest expense, net	40	16
Income before taxes on income	472	485
Provision for taxes on income	149	156
Net income	323	329
Less: net income attributable to noncontrolling interests	(29)	(26)
Net income attributable to McGraw Hill Financial, Inc.	$294	$303

Earnings per share attributable to McGraw Hill Financial, Inc. common shareholders:
Net income:
Basic	$1.11	$1.11
Diluted	$1.10	$1.10
Weighted-average number of common shares outstanding:
Basic	265.0	273.5
Diluted	267.2	276.3

Actual shares outstanding at period end	264.5	273.6

Dividend declared per common share	$0.36	$0.33

See accompanying notes to the unaudited consolidated financial statements.

McGraw Hill Financial, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

(in millions)	Three Months Ended
	March 31,
	2016	2015
Net income	$323	$329

Other comprehensive income:
Foreign currency translation adjustment	14	(82)
Income tax effect	—	—
	14	(82)

Pension and other postretirement benefit plans	4	3
Income tax effect	(1)	(1)
	3	2

Unrealized gain on forward exchange contracts	3	1
Income tax effect	—	—
	3	1

Comprehensive income	343	250
Less: comprehensive income attributable to nonredeemable noncontrolling interests	(3)	(1)
Less: comprehensive income attributable to redeemable noncontrolling interests	(26)	(25)
Comprehensive income attributable to McGraw Hill Financial, Inc.	$314	$224

See accompanying notes to the unaudited consolidated financial statements.

McGraw Hill Financial, Inc.
Consolidated Balance Sheets

(in millions)	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,600	$1,481
Accounts receivable, net of allowance for doubtful accounts: 2016 - $33; 2015 - $37	978	991
Deferred income taxes	110	109
Prepaid and other current assets	189	212
Assets of businesses held for sale	571	503
Total current assets	3,448	3,296
Property and equipment, net of accumulated depreciation: 2016 - $570; 2015 - $585	251	270
Goodwill	2,869	2,882
Other intangible assets, net	1,488	1,522
Other non-current assets	205	213
Total assets	$8,261	$8,183
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$168	$206
Accrued compensation and contributions to retirement plans	193	383
Short-term debt	472	143
Unearned revenue	1,458	1,421
Other current liabilities	488	549
Liabilities of businesses held for sale	203	206
Total current liabilities	2,982	2,908
Long-term debt	3,469	3,468
Pension and other postretirement benefits	267	276
Other non-current liabilities	353	368
Total liabilities	7,071	7,020
Redeemable noncontrolling interest (Note 8)	920	920
Commitments and contingencies (Note 12)
Equity:
Common stock	412	412
Additional paid-in capital	422	475
Retained income	7,838	7,636
Accumulated other comprehensive loss	(580)	(600)
Less: common stock in treasury	(7,870)	(7,729)
Total equity — controlling interests	222	194
Total equity — noncontrolling interests	48	49
Total equity	270	243
Total liabilities and equity	$8,261	$8,183

See accompanying notes to the unaudited consolidated financial statements.

McGraw Hill Financial, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

(in millions)	Three Months Ended
	March 31,
	2016	2015
Operating Activities:
Net income	$323	$329
Adjustments to reconcile net income to cash provided by (used for) operating activities from continuing operations:
Depreciation	18	22
Amortization of intangibles	24	11
Provision for losses on accounts receivable	3	—
Deferred income taxes	(1)	61
Stock-based compensation	14	18
Other	31	33
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	(7)	(69)
Prepaid and other current assets	(19)	(10)
Accounts payable and accrued expenses	(274)	(305)
Unearned revenue	39	48
Accrued legal and regulatory settlements	(108)	(1,559)
Other current liabilities	22	(17)
Net change in prepaid/accrued income taxes	99	88
Net change in other assets and liabilities	(31)	1
Cash provided by (used for) operating activities from continuing operations	133	(1,349)
Investing Activities:
Capital expenditures	(16)	(16)
Acquisitions, net of cash acquired	(7)	(2)
Changes in short-term investments	(1)	(1)
Cash used for investing activities from continuing operations	(24)	(19)
Financing Activities:
Additions to short-term debt, net	329	365
Dividends paid to shareholders	(96)	(94)
Dividends and other payments paid to noncontrolling interests	(33)	(30)
Repurchase of treasury shares	(226)	(110)
Exercise of stock options	31	57
Excess tax benefits from share-based payments	6	32
Cash provided by financing activities from continuing operations	11	220
Effect of exchange rate changes on cash from continuing operations	(1)	(44)
Cash provided by (used for) continuing operations	119	(1,192)
Discontinued Operations:
Cash used for operating activities	—	(129)
Cash used for discontinued operations	—	(129)
Net change in cash and cash equivalents	119	(1,321)
Cash and cash equivalents at beginning of period	1,481	2,497
Cash and cash equivalents at end of period	$1,600	$1,176

See accompanying notes to the unaudited consolidated financial statements.

McGraw Hill Financial, Inc.
Consolidated Statement of Equity
(Unaudited)

(in millions)	Common Stock $1 par	Additional Paid-in Capital	Retained Income	Accumulated Other Comprehensive Loss	Less: Treasury Stock	Total MHFI Equity	Noncontrolling Interests	Total Equity
Balance as of December 31, 2015	$412	$475	$7,636	$(600)	$7,729	$194	$49	$243
Comprehensive income [1]			$294	20		314	3	317
Dividends			(96)			(96)	(4)	(100)
Share repurchases					200	(200)		(200)
Employee stock plans, net of tax benefit		(53)			(59)	6		6
Change in redemption value of redeemable noncontrolling interest			4			4		4
Balance as of March 31, 2016	$412	$422	$7,838	$(580)	$7,870	$222	$48	$270

[1]	Excludes $26 million attributable to our redeemable noncontrolling interest.

See accompanying notes to the unaudited consolidated financial statements.

McGraw Hill Financial, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

1.	Nature of Operations and Basis of Presentation

McGraw Hill Financial, Inc. (together with its consolidated subsidiaries, "McGraw Hill Financial," the “Company,” “we,” “us” or “our”) is a leading benchmarks and ratings, analytics, data and research provider serving the global capital, commodities and commercial markets. The capital markets include asset managers, investment banks, commercial banks, insurance companies, exchanges and issuers; the commodities markets include producers, traders and intermediaries within energy, metals, petrochemicals and agriculture; and the commercial markets include professionals and corporate executives within automotive, financial services, insurance and marketing / research information services.

Our operations consist of four reportable segments: Standard & Poor’s Ratings Services (“S&P Ratings”), S&P Global Market Intelligence, S&P Dow Jones Indices ("S&P DJ Indices") and Commodities & Commercial Markets (“C&C”).

•	S&P Ratings is an independent provider of credit ratings, research and analytics to investors, issuers and market participants.

•	S&P Global Market Intelligence is a global provider of multi-asset-class data, research and analytical capabilities, which integrate cross-asset analytics and desktop services.

•	S&P DJ Indices is a global index provider that maintains a wide variety of valuation and index benchmarks for investment advisors, wealth managers and institutional investors.

•
C&C consists of business-to-business companies specializing in commercial and commodities markets that deliver their customers access to high-value information, data, analytic services and pricing and quality benchmarks.

In April of 2016, we entered into a definitive agreement to sell J.D. Power, included within our C&C segment, for $1.1 billion to XIO Group, a global alternative investments firm headquartered in London. In the fourth quarter of 2015, we began exploring strategic alternatives for J.D. Power and initiated an active program to sell the business. The assets and liabilities of J.D. Power have been classified as held for sale in our consolidated balance sheet as of March 31, 2016 and December 31, 2015.

In February of 2016, we entered into a definitive agreement to sell Standard & Poor’s Securities Evaluations, Inc. ("SPSE") and Credit Market Analysis ("CMA"), two businesses within our S&P Global Market Intelligence segment, to Intercontinental Exchange, an operator of global exchanges, clearing houses and data services. The sale is subject to extended regulatory anti-trust review and is expected to close shortly after completion of this extended review. As a result, we have classified the assets and liabilities of SPSE and CMA as held for sale in our consolidated balance sheet as of March 31, 2016.

The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Therefore, the financial statements included herein should be read in conjunction with the financial statements and notes included in our Form 10-K for the year ended December 31, 2015 (our “Form 10-K”). Certain prior-year amounts have been reclassified to conform with current presentation.

In the opinion of management, all normal recurring adjustments considered necessary for a fair statement of the results of the interim periods have been included. The operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the full year.

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

Acquisitions

During the three months ended March 31, 2016, Platts, included within our C&C segment, acquired Commodity Flow, a specialist technology and business intelligence service for the global waterborne commodity and energy markets. The purchase helps extend Platts trade flow analytical capabilities and complements its existing shipping services. We accounted for the acquisition of Commodity Flow using the purchase method of accounting. The acquisition of Commodity Flow was integrated into our C&C segment and is not material to our consolidated financial statements.

During the three months ended March 31, 2015, we did not complete any material acquisitions.

Divestitures

During the three months ended March 31, 2016 and 2015, we did not complete any dispositions.

Businesses Held for Sale

In April of 2016, we entered into a definitive agreement to sell J.D. Power, included within our C&C segment, for $1.1 billion to XIO Group, a global alternative investments firm headquartered in London. In the fourth quarter of 2015, we began exploring strategic alternatives for J.D. Power and initiated an active program to sell the business. The assets and liabilities of J.D. Power have been classified as held for sale in our consolidated balance sheet as of March 31, 2016 and December 31, 2015.

In February of 2016, we entered into a definitive agreement to sell SPSE and CMA, two businesses within our S&P Global Market Intelligence segment, to Intercontinental Exchange, an operator of global exchanges, clearing houses and data services. The sale is subject to extended regulatory anti-trust review and is expected to close shortly after completion of this extended review. As a result, we have classified the assets and liabilities of SPSE and CMA as held for sale in our consolidated balance sheet as of March 31, 2016.

The components of assets and liabilities of businesses held for sale in the consolidated balance sheets consist of the following:

(in millions)	March 31,	December 31,
	2016	2015
Accounts receivable, net	$76	$58
Goodwill	133	75
Other intangible assets, net	309	335
Other assets	53	35
Assets of a business held for sale	$571	$503

Accounts payable and accrued expenses	$30	$42
Unearned revenue	70	64
Other liabilities	103	100
Liabilities of a business held for sale	$203	$206

The operating profit of our businesses held for sale for the three months ending March 31, 2016 and 2015 is as follows:

(in millions)	Three Months Ended March 31,
	2016	2015
Operating profit	$24	$16

3.	Income Taxes

The effective income tax rate was 31.5% and 32.1% for the three months ended March 31, 2016 and March 31, 2015, respectively. The decrease in the effective income tax rate was due to the resolution of tax audits and lower non-U.S. taxes.

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

As of March 31, 2016 and December 31, 2015, the total amount of federal, state and local, and foreign unrecognized tax benefits was $120 million, exclusive of interest and penalties. We recognize accrued interest and penalties related to unrecognized tax benefits in interest expense and operating-related expense, respectively. In addition, as of March 31, 2016 and December 31, 2015, we had $34 million and $31 million, respectively, of accrued interest and penalties associated with unrecognized tax benefits.

Based on the current status of income tax audits, we believe that the total amount of unrecognized tax benefits may significantly decrease in the next twelve months. Although the ultimate resolution of our tax audits is unpredictable, the resulting change in our unrecognized tax benefits could have a material impact on our results of operations and/or cash flows.

4.	Debt

(in millions)	March 31, 2016	December 31, 2015
5.9% Senior Notes, due 2017 [1]	$400	399
2.5% Senior Notes, due 2018 [2]	398	398
3.3% Senior Notes, due 2020 [3]	695	695
4.0% Senior Notes, due 2025 [4]	690	690
4.4% Senior Notes, due 2026 [5]	890	890
6.55% Senior Notes, due 2037 [6]	396	396
Commercial paper	322	143
Revolving line of credit	150	—
Total debt	3,941	3,611
Less: short-term debt including current maturities	472	143
Long-term debt	$3,469	$3,468

[1]	Interest payments are due semiannually on April 15 and October 15, and as of March 31, 2016, the unamortized debt discount and issuance costs are less than $1 million.

[2]	Interest payments are due semiannually on February 15 and August 15, and as of March 31, 2016, the unamortized debt discount and issuance costs total $2 million.

[3]	Interest payments are due semiannually on February 14 and August 14, and as of March 31, 2016, the unamortized debt discount and issuance costs total $5 million.

[4]	Interest payments are due semiannually on June 15 and December 15, and as of March 31, 2016, the unamortized debt discount and issuance costs total $10 million.

[5]	Interest payments are due semiannually on February 15 and August 15, and as of March 31, 2016, the unamortized debt discount and issuance costs total $10 million.

[6]	Interest payments are due semiannually on May 15 and November 15, and as of March 31, 2016, the unamortized debt discount and issuance costs total $4 million.

The fair value of our long-term debt borrowings was $3.7 billion and $3.6 billion as of March 31, 2016 and December 31, 2015, respectively, and was estimated based on quoted market prices.

We have the ability to borrow a total of $1.2 billion through our commercial paper program, which is supported by our revolving $1.2 billion five-year credit agreement (our “credit facility”) that we entered into on June 30, 2015. This credit facility will terminate on June 30, 2020. Commercial paper borrowings outstanding as of March 31, 2016 and December 31, 2015 totaled $322 million and $143 million, respectively with an average interest rate and term of 0.91% and 24 days and 0.95% and 17 days, respectively. Our revolving line of credit outstanding as of March 31, 2016 totaled $150 million with an interest rate of 1.68% and residual term of 25 days. There were no amounts outstanding on the revolving line of credit as of December 31, 2015. As of March 31, 2016, we can borrow approximately $728 million in additional funds under our credit facility.

We pay a commitment fee of 10 to 20 basis points for our credit facility, depending on our indebtedness to cash flow ratio, whether or not amounts have been borrowed, and currently pay a commitment fee of 15 basis points. The interest rate on borrowings under our credit facility is, at our option, calculated using rates that are primarily based on either the prevailing London Inter-Bank Offer Rate, the prime rate determined by the administrative agent or the Federal Funds Rate. For certain borrowings under this credit facility, there is also a spread based on our indebtedness to cash flow ratio added to the applicable rate.

Our credit facility contains certain covenants. The only financial covenant requires that our indebtedness to cash flow ratio, as defined in our credit facility, is not greater than 4 to 1, and this covenant level has never been exceeded.

5.	Derivative Instruments

Cash Flow Hedges

Our exposure to market risk includes changes in foreign exchange rates. We have operations in foreign countries where the functional currency is primarily the local currency. For international operations that are determined to be extensions of the parent company, the U.S. dollar is the functional currency. We typically have naturally hedged positions in most countries from a local currency perspective with offsetting assets and liabilities. As of March 31, 2016 and December 31, 2015, we have entered into foreign exchange forward contracts to hedge the effect of adverse fluctuations in foreign currency exchange rates. We do not enter into any derivative financial instruments for speculative purposes.
During the three months ended March 31, 2016, we entered into a series of foreign exchange forward contracts to hedge a portion of our Indian Rupee exposure through the fourth quarter of 2016. These contracts are intended to offset the impact of movement of exchange rates on future operating costs and are scheduled to mature at the end of each quarter during 2016. The changes in the fair value of these contracts are initially reported in accumulated other comprehensive loss in our consolidated balance sheet and are subsequently reclassified into selling and general expenses in the same period that the hedge contract matures. As of March 31, 2016, we estimate that $2 million of the net gains related to derivatives designated as cash flow hedges recorded in other comprehensive income (loss) is expected to be reclassified into earnings within the next twelve months. There was no hedge ineffectiveness for the three months ended March 31, 2016.
As of March 31, 2016 and 2015, the aggregate notional value of our outstanding foreign currency forward contracts was $112 million and $59 million, respectively.
The following table provides information on the location and fair value amounts of our cash flow hedges as of March 31, 2016 and December 31, 2015:

(in millions) Balance Sheet Location		March 31, 2016	December 31, 2015
Prepaid and other current assets [1]	Foreign exchange forward contracts	$4	$1

[1]
We use the income approach to measure the fair value of our forward currency forward contracts. The income approach uses pricing models that rely on observable inputs such as forward rates, and therefore are classified as level 2.

The following table provides information on the location and amounts of pre-tax gains (losses) on our cash flow hedges for the three months ended March 31:

(in millions)	Gain Recognized in Accumulated Other Comprehensive Loss (effective portion)		Location of Gain Reclassified from Accumulated Other Comprehensive Loss into Income (effective portion)	Gain Reclassified from Accumulated Other Comprehensive Loss into Income (effective portion)
Cash flow hedges - designated as hedging instruments	2016	2015		2016	2015
Foreign exchange forward contracts	$3	$1	Selling and general expenses	$1	$—

The activity related to the change in unrealized (losses) gains in accumulated other comprehensive loss was as follows for the three months ended March 31:

(in millions)	2016	2015
Net unrealized losses on cash flow hedges, net of taxes, beginning of period	$(1)	$(1)
Change in fair value, net of tax	4	1
Reclassification into earnings, net of tax	(1)	—
Net unrealized gains on cash flow hedges, net of taxes, end of period	$2	$—

6.	Employee Benefits

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

We recognize the funded status of our defined benefit retirement and postretirement plans in the consolidated balance sheets, with a corresponding adjustment to accumulated other comprehensive loss, net of taxes. The amounts in accumulated other comprehensive loss represent unrecognized actuarial losses and unrecognized prior service costs. These amounts will be subsequently recognized as net periodic benefit (credit) cost pursuant to our accounting policy for amortizing such amounts.

The components of net periodic benefit (credit) cost for our retirement plans and postretirement plans for the three months ended March 31 are as follows:

(in millions)	Retirement Plans		Postretirement Plans
	2016	2015	2016	2015
Service cost	$1	$2	$—	$—
Interest cost	20	24	1	1
Expected return on plan assets	(31)	(32)	—	—
Amortization of actuarial loss	4	5	—	—
Net periodic benefit (credit) cost	$(6)	$(1)	$1	$1

As discussed in our Form 10-K, we changed certain discount rate assumptions and our expected return on assets assumption for our retirement plans, which became effective on January 1, 2016. In addition, at the end of 2015, we changed our approach used to measure service and interest costs on all of our retirement plans. For 2015, we measured service and interest costs utilizing a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation. For 2016, we elected to measure service and interest costs by applying the specific spot rates along that yield curve to the plans' liability cash flows. We also updated the assumed mortality rates to reflect life expectancy improvements. The effect of the assumption changes for the three months ended March 31, 2016 resulted in a decrease in net periodic benefit cost of approximately $5 million.

In the first quarter of 2016, we contributed $3 million to our retirement plans and expect to make additional required contributions of approximately $4 million to our retirement plans during the remainder of the year. We may elect to make additional non-required contributions depending on investment performance and the pension plan status in the remaining nine months of 2016.

7.	Stock-Based Compensation

We issue stock-based incentive awards to our eligible employees and Directors under the 2002 Employee Stock Incentive Plan and a Director Deferred Stock Ownership Plan. The 2002 Employee Stock Incentive Plan permits the granting of nonqualified stock options, stock appreciation rights, performance stock, restricted stock and other stock-based awards.

Stock-based compensation for the three months ended March 31 is as follows:

(in millions)	2016	2015
Stock option expense [1]	$2	$6
Restricted stock and unit awards expense	12	12
Total stock-based compensation expense	$14	$18

[1]	There were a minimal amount of stock options granted in 2015. During 2015, the Company stopped granting stock options.

Total unrecognized compensation expense related to unvested restricted stock and unit awards as of March 31, 2016 was $48 million, which is expected to be recognized over a weighted average period of 1.4 years.

8.	Equity

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

Share repurchases for the three months ended March 31 were as follows:

(in millions, except average price)	2016	2015
Total number of shares purchased	2.2	1.1
Average price paid per share [1]	$91.98	$104.31
Total cash utilized [1]	$200	$110

[1]
In December of 2015, 0.3 million shares were repurchased for approximately $26 million, which settled in January of 2016. Cash used for financing activities only reflects those shares which settled during the three months ended March 31, 2016 resulting in $226 million of cash used to repurchase shares.

Our purchased shares may be used for general corporate purposes, including the issuance of shares for stock compensation plans and to offset the dilutive effect of the exercise of employee stock options. As of March 31, 2016, approximately 33.3 million shares remained available under the current share repurchase program which has no expiration date and purchases under this program may be made from time to time on the open market and in private transactions, depending on market conditions.

Redeemable Noncontrolling Interests

The agreement with the minority partners of our S&P Dow Jones Indices LLC contains redemption features whereby interests held by minority partners are redeemable either (i) at the option of the holder or (ii) upon the occurrence of an event that is not solely within our control. Specifically, under the terms of the operating agreement of S&P Dow Jones Indices LLC, after December 31, 2017, CME Group and CME Group Index Services LLC ("CGIS") will have the right at any time to sell, and we are obligated to buy, at least 20% of their share in S&P Dow Jones Indices LLC. In addition, in the event there is a change of control of the Company, for the 15 days following a change in control, CME Group and CGIS will have the right to put their interest to us at the then fair value of CME Group's and CGIS' minority interest.

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

Noncontrolling interests that do not contain such redemption features are presented in equity.

Changes to redeemable noncontrolling interest during the three months ended March 31, 2016 were as follows:

(in millions)
Balance as of December 31, 2015	$920
Net income attributable to noncontrolling interest	26
Distributions payable to noncontrolling interest	(22)
Redemption value adjustment	(4)
Balance as of March 31, 2016	$920

Accumulated Other Comprehensive Loss

The following table summarizes the changes in the components of accumulated other comprehensive loss for the three months ended March 31, 2016:

(in millions)	Foreign Currency Translation Adjustment	Pension and Postretirement Benefit Plans		Unrealized Gain (Loss) on Forward Exchange Contracts		Accumulated Other Comprehensive Loss
Balance as of December 31, 2015	$(193)	$(406)		$(1)		$(600)
Other comprehensive income before reclassifications	14	—		4		18
Reclassifications from accumulated other comprehensive loss to net earnings	—	3	[1]	(1)	[2]	2
Net other comprehensive income	14	3		3		20
Balance as of March 31, 2016	$(179)	$(403)		$2		$(580)

[1]	See Note 6 — Employee Benefits for additional details of items reclassed from accumulated other comprehensive loss to net earnings.

[2]	See Note 5 — Derivative Instruments for additional details of items reclassed from accumulated other comprehensive loss to net earnings.

The net actuarial loss and prior service cost related to pension and other postretirement benefit plans included in other comprehensive income is net of a tax provision of $1 million for the three months ended March 31, 2016.

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

The calculation for basic and diluted EPS for the three months ended March 31 is as follows:

(in millions, except per share amounts)	2016	2015
Amounts attributable to McGraw Hill Financial, Inc. common shareholders:
Net income	$294	$303

Basic weighted-average number of common shares outstanding	265.0	273.5
Effect of stock options and other dilutive securities	2.2	2.8
Diluted weighted-average number of common shares outstanding	267.2	276.3

Earnings per share attributable to McGraw Hill Financial, Inc. common shareholders:
Net income:
Basic	$1.11	$1.11
Diluted	$1.10	$1.10

We have certain stock options and restricted performance shares that are potentially excluded from the computation of diluted EPS. The effect of the potential exercise of stock options is excluded when the average market price of our common stock is lower than the exercise price of the related option during the period or when a net loss exists because the effect would have been antidilutive. Additionally, restricted performance shares are excluded because the necessary vesting conditions had not been met or when a net loss exists. For the three months ended March 31, 2016, there were a minimal amount of stock options excluded, and for the three months ended March 31, 2015, there were no stock options excluded. Restricted performance shares outstanding of 0.9 million and 1.4 million as of March 31, 2016 and 2015, respectively, were excluded.

10.	Restructuring

During 2015, we continued to evaluate our cost structure and further identified cost savings associated with streamlining our management structure and our decision to exit non-strategic businesses. The resulting restructuring plan consisted of a company-wide workforce reduction of approximately 550 positions and is further detailed below. The charges for the restructuring plan are classified as selling and general expenses within the consolidated statements of income and the reserves are included in other current liabilities in the consolidated balance sheets.

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

The initial restructuring charge recorded and the ending reserve balance as of March 31, 2016 by segment is as follows:

	2015 Restructuring Plans
(in millions)	Initial Charge Recorded	Ending Reserve Balance
S&P Ratings	$18	$13
S&P Global Market Intelligence	31	19
C&C	3	1
Corporate	11	9
Total	$63	$42

The ending reserve balance for the 2015 restructuring plan was $50 million as of December 31, 2015. For the three months ended March 31, 2016, we have reduced the reserve for the 2015 restructuring plan by $8 million.

11.	Segment and Related Information

We have four reportable segments: S&P Ratings, S&P Global Market Intelligence, S&P DJ Indices and C&C. Our Chief Executive Officer is our chief operating decision-maker and evaluates performance of our segments and allocates resources based primarily on operating profit. Segment operating profit does not include unallocated expense or interest expense as these are costs that do not affect the operating results of our segments.

A summary of operating results by segment for the three months ended March 31 is as follows:

	2016		2015
(in millions)	Revenue	Operating Profit	Revenue	Operating Profit
S&P Ratings [1]	$552	$262	$606	$291
S&P Global Market Intelligence [2]	407	81	320	63
S&P DJ Indices [3]	151	101	143	95
C&C [4]	254	102	225	85
Intersegment elimination [5]	(23)	—	(21)	—
Total operating segments	1,341	546	1,273	534
Unallocated expense	—	(34)	—	(33)
Total	$1,341	$512	$1,273	$501

[1]
Operating profit for 2016 and 2015 includes a benefit related to legal settlement insurance recoveries $15 million and $35 million, respectively, partially offset by legal settlement charges of $3 million and $29 million, respectively. Operating profit for 2016 and 2015 also includes amortization of intangibles from acquisitions of $1 million.

[2]
Operating profit for 2016 includes a technology related impairment charge of $24 million. Operating profit for 2016 and 2015 also includes amortization of intangibles from acquisitions of $19 million and $6 million, respectively.

[3]	Operating profit for 2016 and 2015 includes amortization of intangibles from acquisitions of $1 million.

[4]	Operating profit for 2016 includes disposition-related costs of $3 million. Operating profit for 2016 and 2015 also includes amortization of intangibles from acquisitions of $3 million.

[5]
Revenue for S&P Ratings and expenses for S&P Global Market Intelligence include an intersegment royalty charged to S&P Global Market Intelligence for the rights to use and distribute content and data developed by S&P Ratings.

The following provides revenue by geographic region for the three months ended March 31:

(in millions)	2016	2015
U.S.	$840	$765
European region	297	307
Asia	137	128
Rest of the world	67	73
Total	$1,341	$1,273

See Note 2 — Acquisitions and Divestitures for additional actions that impacted the segment operating results.

12.	Commitments and Contingencies

Related Party Agreements

In June of 2012, we entered into a new license agreement (the "License Agreement") with the holder of S&P Dow Jones Indices LLC noncontrolling interest, CME Group, which replaced the 2005 license agreement between S&P DJ Indices and CME Group. Under the terms of the License Agreement, S&P Dow Jones Indices LLC receives a share of the profits from the trading and clearing of CME Group's equity index products. During the three months ended March 31, 2016, S&P Dow Jones Indices LLC earned $22 million of revenue under the terms of the License Agreement. The entire amount of this revenue is included in our consolidated statement of income and the portion related to the 27% noncontrolling interest is removed in net income attributable to noncontrolling interests.

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
Trani Prosecutorial Proceeding
The prosecutor in the Italian city of Trani has obtained criminal indictments against several current and former S&P Ratings managers and ratings analysts for alleged market manipulation, and against Standard & Poor’s Credit Market Services Europe under Italy’s vicarious liability statute, for having allegedly failed to properly supervise the ratings analysts and prevent them from committing market manipulation. The prosecutor’s theories are based on various actions by S&P Ratings taken with respect to Italian sovereign debt between May of 2011 and January of 2012. Trial commenced in February of 2015 and is ongoing. Apart from criminal penalties that might be imposed following a conviction, such conviction could also lead to civil damages claims and other sanctions against Standard & Poor's Credit Market Services Europe or the Company. Such claims and sanctions cannot be quantified at this stage.

Shareholder Derivative Actions
In August of 2015, two purported shareholders commenced a putative derivative action on behalf of the Company in New York State Supreme Court titled Retirement Plan for General Employees of the City of North Miami Beach and Robin Stein v. Harold McGraw III, et al. The complaint asserts claims for, inter alia, breach of fiduciary duty, waste of corporate assets, and mismanagement against the board of directors, certain former directors of the Company, and three former S&P Ratings employees. Plaintiffs seek recovery from the defendants based on allegations that S&P Ratings’ credit ratings practices for certain residential mortgage-backed securities and collateralized debt obligations misrepresented the credit risks of those securities, allegedly resulting in losses to the Company. The Company and the individual defendants filed motions to dismiss the complaint in October of 2015. Plaintiffs filed an opposition in December of 2015, and the Company and the individual defendants filed their reply on January 8, 2016.
On January 28, 2016, a different purported shareholder commenced a separate putative derivative action on behalf of the Company in New York State Supreme Court titled L.A. Grika v. Harold McGraw III, et al.  The allegations in the complaint are substantially similar to those in the North Miami Beach matter described above.  The complaint asserts claims for, inter alia, breach of fiduciary duty, aiding and abetting breaches of fiduciary duty, unjust enrichment, contribution and indemnification against Harold McGraw III, Douglas L. Peterson, and nine former S&P Ratings employees. The case was transferred to the judge presiding over the North Miami Beach action.  The Company intends to oppose the shareholder's attempt to pursue this lawsuit.
On April 22, 2016, the court held a status conference for both the North Miami and Grika actions and set a briefing schedule for any motions to dismiss in the Grika action. The court has not yet scheduled a date for oral argument on the motions to dismiss in either the North Miami or the Grika actions.
The City of Swan
Australian government municipal councils filed suit against the Company and S&P International LLC in a representative action in April of 2013 in connection with alleged investment losses in eight synthetic collateralized debt obligations (“CDOs”) rated by S&P Ratings. These same CDOs were at issue in an earlier lawsuit brought by the plaintiffs against its investment advisor, Lehman Brothers Australia (“LBA”), in which the plaintiffs secured a judgment against LBA, which is now in liquidation. The plaintiffs claim total losses of AUD$327 million from these investments and are seeking recovery from both LBA and the Company. On February 19, 2016, the Company reached a settlement with the plaintiffs to resolve the claims in this action. Under the settlement, the Company agreed to and made a payment of AUD$144 million. The federal court approved the settlement on April 12, 2016.
Commodities & Commercial Markets
McGraw Hill Construction
Under the terms of an asset purchase agreement with Skyline HoldCo LLC (“Skyline”) related to Skyline’s purchase of the McGraw Hill Construction business from the Company in November of 2014, the Company agreed to retain liability with respect to the litigation captioned, Reed Construction Data Inc. v. The McGraw-Hill Companies, Inc. et al., 09 Civ. 8578 (JPO), in the United States District Court for the Southern District of New York, and any action instituted at any time by the parties thereto arising from substantially the same set of facts and circumstances.
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

13.	Recently Issued or Adopted Accounting Standards

In March of 2016, the Financial Accounting Standards Board ("FASB") issued guidance to simplify several aspects of accounting for share-based payment transactions, including the accounting for income taxes, forfeitures, statutory tax withholding requirements, as well as classification in the statement of cash flows. The guidance is effective for reporting periods beginning after December 15, 2016; however, early adoption is permitted. We are currently evaluating the impact of the adoption of this guidance will have on our consolidated financial statements.

In February of 2016, the FASB issued guidance that amends accounting for leases. Under the new guidance, a lessee will recognize assets and liabilities but will recognize expenses similar to current lease accounting. The guidance is effecting for reporting periods beginning after December 15, 2018; however early adoption is permitted. The new guidance must be adopted using a modified retrospective approach to each prior reporting period presented with various optional practical expedients. We are currently evaluating the impact of the adoption of this guidance will have on our consolidated financial statements.

In January of 2016, the FASB issued guidance to enhance the reporting model for financial instruments, which includes amendments to address certain aspects of recognition, measurement, presentation and disclosure. The guidance is effective for reporting periods beginning after December 15, 2017. We do not expect this guidance to have a significant impact on our consolidated financial statements.

In November of 2015, the FASB issued guidance to simplify the presentation of deferred income taxes. The guidance requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. This guidance is effective for reporting periods beginning after December 15, 2016; however, early adoption is permitted. We do not expect the adoption of this guidance to have a significant impact on our consolidated financial statements.

In September of 2015, the FASB issued guidance intended to simplify the accounting for measurement-period adjustments made to provisional amounts recognized in a business combination. The guidance eliminates the requirement to retrospectively account for those adjustments. The guidance was effective on January 1, 2016, and the adoption of this guidance did not have a significant impact on our consolidated financial statements.

In February of 2015, the FASB issued guidance that requires management to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. The guidance was effective on January 1, 2016, and the adoption of this guidance did not have a significant impact on our consolidated financial statements.

In January of 2015, the FASB issued guidance that eliminates the concept of reporting extraordinary items, but retains current presentation and disclosure requirements for an event or transaction that is of an unusual nature or of a type that indicates infrequency of occurrence. Transactions that meet both criteria would now also follow such presentation and disclosure requirements. The guidance was effective on January 1, 2016, and the adoption of this guidance did not have a significant impact on our consolidated financial statements.

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

In May of 2014, the FASB and the International Accounting Standards Board (“IASB”) issued jointly a converged standard on the recognition of revenue from contracts with customers which is intended to improve the financial reporting of revenue and comparability of the top line in financial statements globally. The core principle of the new standard is for the recognition of revenue to depict the transfer of goods or services to customers in amounts that reflect the payment to which the company expects to be entitled in exchange for those goods or services. The new standard will also result in enhanced revenue disclosures, provide guidance for transactions that were not previously addressed comprehensively and improve guidance for multiple-element arrangements. In August of 2015, the FASB issued guidance deferring the effective date of the new revenue standard by one year. The new guidance will be effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. In March of 2016, the FASB issued guidance to clarify the implementation guidance on principal versus agent considerations. The effective date for this guidance is the same as the effective date for the new revenue standard, which is reporting periods beginning after December 15, 2017. While we will continue with our evaluation process, initially, we believe this guidance may have an impact on the accounting for certain proprietary consulting arrangements in our C&C segment as well as the accounting for certain integrated desktop service revenue arrangements offered in our S&P Global Market Intelligence segment.

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

	Statement of Income
	Three Months Ended March 31, 2016
	(Unaudited)
(in millions)	McGraw Hill Financial, Inc.	Standard & Poor's Financial Services LLC	Non-Guarantor Subsidiaries	Eliminations	McGraw Hill Financial Inc. Consolidated
Revenue	$171	$342	$859	$(31)	$1,341
Expenses:
Operating-related expenses	26	139	323	(31)	457
Selling and general expenses	17	35	278	—	330
Depreciation	9	2	7	—	18
Amortization of intangibles	—	—	24	—	24
Total expenses	52	176	632	(31)	829
Operating profit	119	166	227	—	512
Interest expense (income), net	42	—	(2)	—	40
Non-operating intercompany transactions	74	(5)	(497)	428	—
Income before taxes on income	3	171	726	(428)	472
Provision for taxes on income	—	57	92	—	149
Equity in net income of subsidiaries	791	71	—	(862)	—
Net income	$794	$185	$634	$(1,290)	$323
Less: net income attributable to noncontrolling interests	—	—	—	(29)	(29)
Net income attributable to McGraw Hill Financial, Inc.	$794	$185	$634	$(1,319)	$294
Comprehensive income	$802	$185	$646	$(1,290)	$343

	Statement of Income
	Three Months Ended March 31, 2015
	(Unaudited)
(in millions)	McGraw Hill Financial, Inc.	Standard & Poor's Financial Services LLC	Non-Guarantor Subsidiaries	Eliminations	McGraw Hill Financial Inc. Consolidated
Revenue	$156	$543	$601	$(27)	$1,273
Expenses:
Operating-related expenses	31	192	214	(27)	410
Selling and general expenses	66	25	238	—	329
Depreciation	10	5	7	—	22
Amortization of intangibles	1	—	10	—	11
Total expenses	108	222	469	(27)	772
Operating profit	48	321	132	—	501
Interest expense (income), net	17	—	(1)	—	16
Non-operating intercompany transactions	58	32	(98)	8	—
(Loss) income before taxes on income	(27)	289	231	(8)	485
Provision for taxes on income	4	87	65	—	156
Equity in net income of subsidiaries	408	67	—	(475)	—
Net Income	377	269	166	(483)	329
Less: net income attributable to noncontrolling interests	—	—	—	(26)	(26)
Net income attributable to McGraw Hill Financial, Inc.	$377	$269	$166	$(509)	$303
Comprehensive income	$373	$269	$94	$(486)	$250

	Balance Sheet
	March 31, 2016
	(Unaudited)
(in millions)	McGraw Hill Financial, Inc.	Standard & Poor's Financial Services LLC	Non-Guarantor Subsidiaries	Eliminations	McGraw Hill Financial Inc. Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$171	$—	$1,429	$—	$1,600
Accounts receivable, net of allowance for doubtful accounts	122	166	690	—	978
Intercompany receivable	206	1,782	1,727	(3,715)	—
Deferred income taxes	74	10	26	—	110
Prepaid and other current assets	69	16	104	—	189
Assets of businesses held for sale	16	—	555	—	571
Total current assets	658	1,974	4,531	(3,715)	3,448
Property and equipment, net of accumulated depreciation	127	1	123	—	251
Goodwill	17	—	2,843	9	2,869
Other intangible assets, net	—	—	1,487	1	1,488
Investments in subsidiaries	4,990	671	7,265	(12,926)	—
Intercompany loans receivable	17	371	1,745	(2,133)	—
Other non-current assets	68	19	118	—	205
Total assets	$5,877	$3,036	$18,112	$(18,764)	$8,261
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$59	$23	$86	$—	$168
Intercompany payable	2,191	646	878	(3,715)	—
Accrued compensation and contributions to retirement plans	88	10	95	—	193
Short-term debt	472	—	—	—	472
Unearned revenue	269	212	977	—	1,458
Other current liabilities	202	(40)	326	—	488
Liabilities of businesses held for sale	82	—	121	—	203
Total current liabilities	3,363	851	2,483	(3,715)	2,982
Long-term debt	3,469	—	—	—	3,469
Intercompany loans payable	20	—	2,112	(2,132)	—
Pension and postretirement benefits	218	—	49	—	267
Other non-current liabilities	(25)	86	292	—	353
Total liabilities	7,045	937	4,936	(5,847)	7,071
Redeemable noncontrolling interest				920	920
Equity:
Common stock	412	—	2,336	(2,336)	412
Additional paid-in capital	(240)	126	11,174	(10,638)	422
Retained income	6,844	1,973	(12)	(967)	7,838
Accumulated other comprehensive loss	(314)	—	(311)	45	(580)
Less: common stock in treasury	(7,870)	—	(12)	12	(7,870)
Total equity - controlling interests	(1,168)	2,099	13,175	(13,884)	222
Total equity - noncontrolling interests	—	—	1	47	48
Total equity	(1,168)	2,099	13,176	(13,837)	270
Total liabilities and equity	$5,877	$3,036	$18,112	$(18,764)	$8,261

	Balance Sheet
	December 31, 2015
(in millions)	McGraw Hill Financial, Inc.	Standard & Poor's Financial Services LLC	Non-Guarantor Subsidiaries	Eliminations	McGraw Hill Financial Inc. Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$167	$—	$1,314	$—	$1,481
Accounts receivable, net of allowance for doubtful accounts	116	319	556	—	991
Intercompany receivable	208	1,872	1,273	(3,353)	—
Deferred income taxes	75	10	24	—	109
Prepaid and other current assets	120	13	80	(1)	212
Assets of businesses held for sale	4	—	499	—	503
Total current assets	690	2,214	3,746	(3,354)	3,296
Property and equipment, net of accumulated depreciation	141	3	126	—	270
Goodwill	17	40	2,816	9	2,882
Other intangible assets, net	—	—	1,522	—	1,522
Investments in subsidiaries	4,651	659	7,316	(12,626)	—
Intercompany loans receivable	16	368	1,733	(2,117)	—
Other non-current assets	67	19	127	—	213
Total assets	$5,582	$3,303	$17,386	$(18,088)	$8,183
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$71	$54	$81	$—	$206
Intercompany payable	2,144	675	535	(3,354)	—
Accrued compensation and contributions to retirement plans	127	89	167	—	383
Short-term debt	143	—	—	—	143
Unearned revenue	254	586	582	(1)	1,421
Other current liabilities	191	65	293	—	549
Liabilities of businesses held for sale	80	—	126	—	206
Total current liabilities	3,010	1,469	1,784	(3,355)	2,908
Long-term debt	3,468	—	—	—	3,468
Intercompany loans payable	21	—	2,096	(2,117)	—
Pension and postretirement benefits	230	—	46	—	276
Other non-current liabilities	(25)	98	295	—	368
Total liabilities	6,704	1,567	4,221	(5,472)	7,020
Redeemable noncontrolling interest	—	—	—	920	920
Equity:
Common stock	412	—	2,337	(2,337)	412
Additional paid-in capital	(184)	1,179	10,174	(10,694)	475
Retained income	6,701	557	987	(609)	7,636
Accumulated other comprehensive loss	(322)	—	(322)	44	(600)
Less: common stock in treasury	(7,729)	—	(12)	12	(7,729)
Total equity - controlling interests	(1,122)	1,736	13,164	(13,584)	194
Total equity - noncontrolling interests	—	—	1	48	49
Total equity	(1,122)	1,736	13,165	(13,536)	243
Total liabilities and equity	$5,582	$3,303	$17,386	$(18,088)	$8,183

	Statement of Cash Flows
	Three Months Ended March 31, 2016
	(Unaudited)
(in millions)	McGraw Hill Financial, Inc.	Standard & Poor's Financial Services LLC	Non-Guarantor Subsidiaries	Eliminations	McGraw Hill Financial Inc. Consolidated
Operating Activities:
Net income	$794	$185	$634	$(1,290)	$323
Adjustments to reconcile income from continuing operations to cash provided by (used for) operating activities from continuing operations:
Depreciation	9	2	7	—	18
Amortization of intangibles	—	—	24	—	24
Provision for losses on accounts receivable	—	1	2	—	3
Deferred income taxes	(1)	—	—	—	(1)
Stock-based compensation	4	3	7	—	14
Other	3	3	25	—	31
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	(7)	153	(153)	—	(7)
Prepaid and current assets	(2)	(3)	(14)	—	(19)
Accounts payable and accrued expenses	(89)	(89)	(96)	—	(274)
Unearned revenue	15	(374)	398	—	39
Accrued legal and regulatory settlements	—	(108)	—	—	(108)
Other current liabilities	(12)	(19)	53	—	22
Net change in prepaid/accrued income taxes	98	—	1	—	99
Net change in other assets and liabilities	(17)	30	(44)	—	(31)
Cash provided by (used for) operating activities from continuing operations	795	(216)	844	(1,290)	133
Investing Activities:
Capital expenditures	(4)	(4)	(8)	—	(16)
Acquisitions, net of cash acquired	—	—	(7)	—	(7)
Changes in short-term investments	—	—	(1)	—	(1)
Cash used for investing activities from continuing operations	(4)	(4)	(16)	—	(24)
Financing Activities:
Additions to short-term debt, net	329	—	—	—	329
Dividends paid to shareholders	(96)	—	—	—	(96)
Dividends and other payments paid to noncontrolling interests	—	—	(33)	—	(33)
Repurchase of treasury shares	(226)	—	—	—	(226)
Exercise of stock options	31	—	—	—	31
Excess tax benefits from share-based payments	6	—	—	—	6
Intercompany financing activities	(838)	220	(672)	1,290	—
Cash (used for) provided by financing activities from continuing operations	(794)	220	(705)	1,290	11
Effect of exchange rate changes on cash from continuing operations	7	—	(8)	—	(1)
Net change in cash and cash equivalents	4	—	115	—	119
Cash and cash equivalents at beginning of period	167	—	1,314	—	1,481
Cash and cash equivalents at end of period	$171	$—	$1,429	$—	$1,600

	Statement of Cash Flows
	Three Months Ended March 31, 2015
	(Unaudited)
(in millions)	McGraw Hill Financial, Inc.	Standard & Poor's Financial Services LLC	Non-Guarantor Subsidiaries	Eliminations	McGraw Hill Financial Inc. Consolidated
Operating Activities:
Net income	$377	$269	$166	$(483)	$329
Adjustments to reconcile income net income to cash provided by (used for) operating activities from continuing operations:
Depreciation	10	5	7	—	22
Amortization of intangibles	1	—	10	—	11
Provision for losses on accounts receivable	—	(3)	3	—	—
Deferred income taxes	61	—	—	—	61
Stock-based compensation	5	5	8	—	18
Other	3	23	7	—	33
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	11	(22)	(58)	—	(69)
Prepaid and current assets	2	(6)	(6)	—	(10)
Accounts payable and accrued expenses	(124)	(68)	(113)	—	(305)
Unearned revenue	3	15	30	—	48
Accrued legal and regulatory settlements	—	(1,559)	—	—	(1,559)
Other current liabilities	5	(18)	(4)	—	(17)
Net change in prepaid/accrued income taxes	(23)	—	111	—	88
Net change in other assets and liabilities	94	10	(103)	—	1
Cash provided by (used for) operating activities from continuing operations	425	(1,349)	58	(483)	(1,349)
Investing Activities:
Capital expenditures	(7)	(2)	(7)	—	(16)
Acquisitions, net of cash acquired	—	—	(2)	—	(2)
Changes in short-term investments	—	—	(1)	—	(1)
Cash used for investing activities from continuing operations	(7)	(2)	(10)	—	(19)
Financing Activities:
Additions to short-term debt, net	365	—	—	—	365
Dividends paid to shareholders	(94)	—	—	—	(94)
Dividends and other payments paid to noncontrolling interests	—	—	(30)	—	(30)
Repurchase of treasury shares	(110)	—	—	—	(110)
Exercise of stock options	57	—	—	—	57
Excess tax benefits from share-based payments	32	—	—	—	32
Intercompany financing activities	(1,983)	1,351	149	483	—
Cash (used for) provided by financing activities from continuing operations	(1,733)	1,351	119	483	220
Effect of exchange rate changes on cash from continuing operations	(7)	—	(37)	—	(44)
Cash (used for) provided by continuing operations	(1,322)	—	130	—	(1,192)
Discontinued Operations:
Cash used for operating activities	—	—	(129)	—	(129)
Cash used for discontinued operations	—	—	(129)	—	(129)
Net change in cash and cash equivalents	(1,322)	—	1	—	(1,321)
Cash and cash equivalents at beginning of period	1,402	—	1,095	—	2,497
Cash and cash equivalents at end of period	$80	$—	$1,096	$—	$1,176

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

The following Management's Discussion and Analysis (“MD&A”) provides a narrative of the results of operations and financial condition of McGraw Hill Financial, Inc. (together with its consolidated subsidiaries, "McGraw Hill Financial," the “Company,” “we,” “us” or “our”) for the three months ended March 31, 2016. The MD&A should be read in conjunction with the consolidated financial statements, accompanying notes and MD&A included in our Form 10-K for the year ended December 31, 2015 (our “Form 10-K”), which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The MD&A includes the following sections:

•	Overview

•	Results of Operations — Comparing the Three Months Ended March 31, 2016 and 2015

•	Liquidity and Capital Resources

•	Reconciliation of Non-GAAP Financial Information

•	Critical Accounting Estimates

•	Recently Issued or Adopted Accounting Standards

•	Forward-Looking Statements

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

Our operations consist of four reportable segments: Standard & Poor’s Ratings Services (“S&P Ratings”), S&P Global Market Intelligence, S&P Dow Jones Indices ("S&P DJ Indices") and Commodities & Commercial Markets (“C&C”).

•	S&P Ratings is an independent provider of credit ratings, research and analytics, offering investors, issuers and market participants information, ratings and benchmarks.

•	S&P Global Market Intelligence is a global provider of multi-asset-class data, research and analytical capabilities, which integrate cross-asset analytics and desktop services.

•	S&P DJ Indices is a global index provider that maintains a wide variety of valuation and index benchmarks for investment advisors, wealth managers and institutional investors.

•
C&C consists of business-to-business companies specializing in commercial and commodities markets that deliver their customers access to high-value information, data, analytic services and pricing and quality benchmarks.

In April of 2016, we entered into a definitive agreement to sell J.D. Power, included within our C&C segment, for $1.1 billion to XIO Group, a global alternative investments firm headquartered in London. In the fourth quarter of 2015, we began exploring strategic alternatives for J.D. Power and initiated an active program to sell the business. The assets and liabilities of J.D. Power have been classified as held for sale in our consolidated balance sheet as of March 31, 2016 and December 31, 2015.

In February of 2016, we entered into a definitive agreement to sell Standard & Poor’s Securities Evaluations, Inc. ("SPSE") and Credit Market Analysis ("CMA"), two businesses within our S&P Global Market Intelligence segment, to Intercontinental Exchange, an operator of global exchanges, clearing houses and data services. The sale is subject to extended regulatory anti-trust review and is expected to close shortly after completion of this extended review. As a result, we have classified the assets and liabilities of SPSE and CMA as held for sale in our consolidated balance sheet as of March 31, 2016.

On April 27, 2016, pending shareholder approval, the Company will be re-branded S&P Global. This name better leverages the Company's rich heritage as a financial data and analytics brand while signaling that we have a strong global footprint and brand portfolio.

Key results for the three months ended March 31 are as follows:

(in millions, except per share amounts)	2016	2015	% Change 1
Revenue	$1,341	$1,273	5%
Operating profit [2]	$512	$501	2%
Operating margin %	38%	39%
Diluted earnings per share from continuing operations	$1.10	$1.10	—%

[1]	% changes in the tables throughout the MD&A are calculated off of the actual number, not the rounded number presented.

[2]
Operating profit for 2016 includes a benefit related to legal settlement insurance recoveries of $15 million, partially offset by legal settlement charges of $3 million, a technology related impairment charge of $24 million, and disposition-related costs of $3 million. Operating profit for 2015 includes a benefit related to legal settlement insurance recoveries $35 million, partially offset by legal settlement charges of $29 million. Operating profit for 2016 and 2015 also includes amortization of intangibles from acquisitions of $24 million and $11 million, respectively.

Revenue increased 5% driven by increases at S&P Global Market Intelligence, C&C and S&P DJ Indices, partially offset by a decrease at S&P Ratings. Excluding the favorable impact of revenue from acquisitions of 6 percentage points and the unfavorable impact of foreign exchange rates of 1 percentage point, revenue remained unchanged. Revenue growth at S&P Global Market Intelligence was favorably impacted by the acquisition of SNL Financial ("SNL") in September of 2015 and annualized contract value growth primarily driven by the S&P Capital IQ Desktop and Global Risk Services. The revenue increase at C&C was primarily driven by continued demand for Platts’ proprietary content as annualized contract values increased, and the acquisition of Used Car Guide ("UCG") at J.D. Power in July of 2015. Revenue growth at S&P DJ Indices is primarily due to higher volumes for exchange-traded derivatives, partially offset by lower average levels of assets under management for exchange traded funds ("ETFs"). These revenue increases were partially offset by a decrease at S&P Ratings primarily driven by reduced market issuance in the U.S. and European region.

Operating profit increased 2% primarily driven by revenue growth at S&P Global Market Intelligence, C&C and S&P DJ Indices. Excluding the unfavorable impact of a technology related impairment charge of 5 percentage points, higher amortization of intangibles from acquisitions of 2 percentage points and disposition-related costs of less than 1 percentage point, partially offset by the favorable impact of insurance recoveries of 1 percentage point, operating profit increased 9%.

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

RESULTS OF OPERATIONS — COMPARING THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

Consolidated Review

(in millions)	2016	2015	% Change
Revenue	$1,341	$1,273	5%
Total Expenses:
Operating-related expenses	457	410	11%
Selling and general expenses	330	329	1%
Depreciation and amortization	42	33	28%
Total expenses	829	772	7%
Operating profit	512	501	2%
Interest expense, net	40	16	N/M
Provision for taxes on income	149	156	(5)%
Net income	323	329	(2)%
Less: net income attributable to noncontrolling interests	(29)	(26)	10%
Net income attributable to McGraw Hill Financial, Inc.	$294	$303	(3)%
N/M - not meaningful

Revenue

The following table provides consolidated revenue information for the three months ended March 31:

(in millions)	2016	2015	% Change
Revenue	$1,341	$1,273	5%

Subscription / Non-transaction revenue	$883	$761	16%
Asset linked fees	$86	$92	(6)%
Non-subscription / Transaction revenue	$372	$420	(11)%
% of total revenue:
Subscription / Non-transaction revenue	66%	60%
Asset linked fees	6%	7%
Non-subscription / Transaction revenue	28%	33%

U.S. revenue	$840	$765	10%
International revenue:
European region	297	307	(3)%
Asia	137	128	7%
Rest of the world	67	73	(7)%
Total international revenue	$501	$508	(1)%
% of total revenue:
U.S. revenue	63%	60%
International revenue	37%	40%

Subscription / non-transaction revenue increased 16% primarily from growth in S&P Global Market Intelligence's average contract values driven by an expansion in new and existing accounts as well as continued demand for Platts’ proprietary content. Asset linked fees decreased 6% driven by lower average assets under management for ETFs. Non-subscription / transaction revenue decreased 11% primarily due to a decline at S&P Ratings driven by reduced market issuance in the U.S. and European region, partially offset by higher volumes for exchange traded derivatives at S&P DJ Indices. Subscription / non-transaction revenue growth was also favorably impacted by the acquisitions of SNL and UCG in September of 2015 and July of 2015, respectively. See “Segment Review” below for further information.

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

Total Expenses

The following tables provide an analysis by segment of our operating-related expenses and selling and general expenses for the three months ended March 31:

(in millions)	2016		2015		% Change
	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses
S&P Ratings [1]	$195	$87	$184	$121	6%	(28)%
S&P Global Market Intelligence [2]	171	131	143	103	20%	26%
S&P DJ Indices	35	14	30	16	11%	(7)%
C&C [3]	79	67	74	59	8%	13%
Intersegment eliminations [4]	(23)	—	(21)	—	(10)%	N/M
Total segments	457	298	410	299	11%	—%
Unallocated expense	—	32	—	30	N/M	5%
Total	$457	$330	$410	$329	11%	1%
N/M - not meaningful

[1]
In 2016 and 2015, selling and general expenses include a benefit related to legal settlement insurance recoveries $15 million and $35 million, respectively, partially offset by legal settlement related of $3 million and $29 million, respectively.

[2]	In 2016, selling and general expenses include a technology related impairment charge of $24 million.

[3]	In 2016, selling and general expenses include disposition-related costs of $3 million.

[4]	Intersegment elimination relates to a royalty charged to S&P Global Market Intelligence for the rights to use and distribute content and data developed by S&P Ratings.
Operating-Related Expenses

Operating-related expenses increased 11%. Increases at S&P Global Market Intelligence were primarily driven by the acquisition of SNL in September of 2015. Increases at S&P Ratings were due to higher compensation costs related to additional headcount, primarily in the second half of 2015.

Intersegment eliminations primarily relate to a royalty charged to S&P Global Market Intelligence for the rights to use and distribute content and data developed by S&P Ratings.

Selling and General Expenses

Selling and general expenses increased 1%. Excluding the unfavorable impact of a technology related impairment charge of 7 percentage points and disposition-related costs of 1 percentage point, partially offset by the favorable impact of insurance recoveries of 2 percentage points, selling and general expenses decreased 6%. Decreases at S&P Ratings driven by lower incentive costs and reduced legal fees following the resolution of a number of significant legal matters were partially offset by increases at C&C and S&P Global Market Intelligence. Increases at S&P Global Market Intelligence were primarily driven by the acquisition of SNL in September of 2015. Increases at C&C were due to higher compensation costs at Platts and J.D. Power primarily related to additional headcount. The additional headcount at J.D. Power was driven by the acquisition of Used Car Guide in July of 2015.

Depreciation and Amortization

Depreciation and amortization increased compared to the first quarter of 2015 due to higher intangible asset amortization in 2016 from the acquisition of SNL in September of 2015 and the acquisition of Used Car Guide in July of 2015.

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
The tables below reconcile segment operating profit to total operating profit for the three months ended March 31:

(in millions)	2016	2015	% Change
S&P Ratings [1]	$262	$291	(10)%
S&P Global Market Intelligence [2]	81	63	29%
S&P DJ Indices [3]	101	95	6%
C&C [4]	102	85	20%
Total segment operating profit	546	534	2%
Unallocated expense	(34)	(33)	2%
Total operating profit	$512	$501	2%

[1]
Operating profit for 2016 and 2015 includes a benefit related to legal settlement insurance recoveries $15 million and $35 million, respectively, partially offset by legal settlement charges of $3 million and $29 million, respectively. Operating profit for 2016 and 2015 also includes amortization of intangibles from acquisitions of $1 million.

[2]
Operating profit for 2016 includes a technology related impairment charge of $24 million. Operating profit for 2016 and 2015 also includes amortization of intangibles from acquisitions of $19 million and $6 million, respectively.

[3]	Operating profit for 2016 and 2015 includes amortization of intangibles from acquisitions of $1 million.

[4]	Operating profit for 2016 includes disposition-related costs of $3 million. Operating profit for 2016 and 2015 also includes amortization of intangibles from acquisitions of $3 million.

Segment Operating Profit — Increased 2% as compared to the first quarter of 2015. Excluding the unfavorable impact of a technology related impairment charge of 4 percentage points, higher amortization of intangibles related to acquisitions of 2 percentage points and disposition-related costs of less than 1 percentage point, partially offset by the favorable impact of insurance recoveries of 1 percentage point, segment operating profit increased 8%. Revenue growth at S&P Global Market Intelligence, C&C and S&P DJ Indices were the primary drivers for the increase. See “Segment Review” below for further information.

Unallocated Expense — These expenses, included in selling and general expenses, mainly include costs for corporate center functions, select initiatives and unoccupied office space. Unallocated expense increased $1 million or 2% as compared to the first quarter of 2015.

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

Interest Expense, net

Net interest expense increased compared to the first quarter of 2015 primarily as a result of higher interest expense related to the $700 million of senior notes issued in the second quarter of 2015 and the $2.0 billion of senior notes issued in the third quarter of 2015.

Provision for Income Taxes

The effective income tax rate was 31.5% and 32.1% for the three months ended March 31, 2016 and March 31, 2015, respectively. The decrease in the effective income tax rate was due to the resolution of tax audits and lower non-U.S. taxes.

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

Non-transaction revenue primarily includes fees for surveillance of a credit rating, annual fees for customer relationship-based pricing programs, fees for entity credit ratings and global research and analytics. Non-transaction revenue also includes an intersegment royalty charged to S&P Global Market Intelligence for the rights to use and distribute content and data by S&P Ratings. Royalty revenue for the three months ended March 31, 2016 and March 31, 2015 was $22 million and $20 million, respectively.

The following table provides revenue and segment operating profit information for the three months ended March 31:

(in millions)	2016	2015	% Change
Revenue	$552	$606	(9)%

Non-transaction revenue	$327	$317	3%
Transaction revenue	$225	$289	(22)%
% of total revenue:
Non-transaction revenue	59%	52%
Transaction revenue	41%	48%

U.S. revenue	$330	$352	(6)%
International revenue	$222	$254	(12)%
% of total revenue:
U.S. revenue	60%	58%
International revenue	40%	42%

Operating profit [1]	$262	$291	(10)%
Operating margin %	47%	48%

[1]
Operating profit for 2016 and 2015 includes a benefit related to legal settlement insurance recoveries $15 million and $35 million, respectively, partially offset by legal settlement charges of $3 million and $29 million, respectively. Operating profit for 2016 and 2015 also includes amortization of intangibles from acquisitions of $1 million.

Revenue decreased 9%, which includes the unfavorable impact of foreign exchange rates that reduced revenue by 1 percentage point. Transaction revenue decreased driven by reduced market issuance in the U.S. and European region, primarily impacting corporate bond ratings revenue, infrastructure ratings revenue and structured finance revenue. These decreases were partially offset by growth in U.S. bank loan ratings revenue. Non-transaction revenue grew primarily due to growth in surveillance fees, increases at CRISIL, mainly within the risk and analytics sector, and growth in medium-term note and commercial paper programs. These increases were partially offset by a decrease in Ratings Evaluation Service activity and lower entity credit ratings activity driven by a decline in new issuers.

Operating profit decreased 10%. Excluding the favorable impact of insurance recoveries partially offset by legal settlement related charges of 2 percentage points, operating profit decreased 12%. This decrease is primarily due to the decrease in revenue as discussed above and higher compensation costs related to additional headcount, primarily in the second half of 2015. These decreases were partially offset by lower incentive costs and reduced legal fees following the resolution of a number of significant legal matters. Foreign exchange rates had an unfavorable impact on operating profit of less than one percentage point.

Issuance Volumes

We monitor issuance volumes as an indicator of trends in transaction revenue streams within S&P Ratings. Issuance volumes noted within the discussion that follows are based on the domicile of the issuer. Issuance volumes can be reported in two ways: by “domicile” which is based on where an issuer is located or where the assets associated with an issue are located, or based on “marketplace” which is where the bonds are sold. The following tables depict changes in issuance levels as compared to the prior year, based on a composite of Thomson Financial, Harrison Scott Publications, Dealogic and S&P Ratings' internal estimates.

	First Quarter Compared to Prior Year
Corporate Issuance	U.S.	Europe
High-yield issuance	(61)%	(68)%
Investment-grade	(13)%	(3)%
Total new issue dollars — corporate issuance	(23)%	(13)%

•
Corporate issuance in the U.S. and Europe was down in the quarter as both high-yield and investment-grade issuance decreased primarily due to market volatility, driven mainly by weakness in China and in commodity prices along with widening credit spreads due to the U.S. Federal Reserve's December interest rate increase.

	First Quarter Compared to Prior Year
Structured Finance	U.S.	Europe
Asset-backed securities (“ABS”)	(31)%	4%
Structured Credit	(71)%	(32)%
Commercial mortgage-backed securities (“CMBS”)	(29)%	(36)%
Residential mortgage-backed securities (“RMBS”)	(44)%	6%
Covered bonds	*	12%
Total new issue dollars — structured finance	(40)%	7%

*	Represents no activity in 2016 and 2015.

•	ABS issuance in the U.S. was down driven by a decline in credit card transactions. ABS issuance in Europe was up as a result of favorable spreads and investors looking for diversification.

•	Issuance was down in the U.S. and European Structured Credit markets driven by lower availability of leveraged loans and overall market volatility.

•	CMBS issuance in the U.S. was down with the mix reflecting a lower proportion of single borrower transactions. European CMBS issuance was also down, although from a low 2015 base.

•	RMBS volume in the U.S. was down driven by minimal activity in the private label securities market. The increase in the European RMBS volume was driven primarily by one large issuance in the quarter.

•
Covered bond issuance (which are debt securities backed by mortgages or other high-quality assets that remain on the issuer's balance sheet) in Europe was up in the quarter with banks and financial institutions taking advantage of attractive lower rates driven by The European Central Bank's purchase program.

For a further discussion of the legal and regulatory environment see Note 12 – Commitments and Contingencies to the consolidated financial statements of this Form 10-Q.

S&P Global Market Intelligence

S&P Global Market Intelligence's portfolio of capabilities are designed to help the financial community track performance, generate better investment returns (alpha), identify new trading and investment ideas, perform risk analysis, and develop mitigation strategies.

S&P Global Market Intelligence includes the following business lines:

•
Global Risk Services — commercial arm that sells Standard & Poor's Ratings Services' credit ratings and related data, analytics and research, which includes subscription-based offerings, RatingsDirect® and RatingsXpress®;

•
Financial Data & Analytics — a product suite that provides data, analytics and third-party research for global finance professionals, which includes the S&P Capital IQ Desktop, SNL, Leveraged Commentary & Data and integrated bulk data feeds that can be customized, which include QuantHouse, S&P Securities Evaluations, CUSIP and Compustat; and

•	Research & Advisory — a comprehensive source of market research for financial professionals, which includes Global Market Intelligence and Equity Research Services.

The following table provides revenue and segment operating profit information for the three months ended March 31:

(in millions)	2016	2015	% Change
Revenue	$407	$320	27%

Subscription revenue	$375	$287	31%
Non-subscription revenue	32	33	(5)%
% of total revenue:
Subscription revenue	92%	90%
Non-subscription revenue	8%	10%

U.S. revenue	$280	$212	32%
International revenue	$127	$108	18%
% of total revenue:
U.S. revenue	69%	66%
International revenue	31%	34%

Operating profit [1]	$81	$63	29%
Operating margin %	20%	20%

[1]
Operating profit for 2016 includes a technology related impairment charge of $24 million. Operating profit for 2016 and 2015 also includes amortization of intangibles from acquisitions of $19 million and $6 million, respectively.

Revenue increased 27% with revenue favorably impacted by 21 percentage points from the acquisition of SNL. Excluding the acquisition of SNL, revenue growth was primarily driven by increases in annualized contract values in the S&P Capital IQ Desktop, RatingsXpress® and RatingsDirect® from new and existing customers. These increases were partially offset by declines in the equity research business. The unfavorable impact of foreign exchange rates reduced revenue by less than 1 percentage point. The number of users on the S&P Capital IQ Desktop and the number of customers at RatingsXpress® continued to grow in the quarter. RatingsXpress® also continued to benefit from increased compliance requirements which have created a greater need for alternative tools. Both domestic and international revenue across all regions increased, and international revenue represented approximately 31% of S&P Global Market Intelligence's total revenue. International revenue growth across all regions was driven by sales growth of the S&P Capital IQ Desktop and RatingsXpress®in Europe and Asia, and the favorable impact of the acquisition of SNL.

Operating profit increased 29%. Excluding the unfavorable impact of a technology related impairment charge of 34 percentage points and amortization of intangibles from acquisitions of 18 percentage points, operating profit increased 81%. This increase is due to revenue growth and the favorable impact of foreign exchange rates of 15 percentage points, partially offset by higher compensation costs and increased technology costs related to the acquisition of SNL. Excluding the acquisition of SNL, expenses decreased compared to the first quarter of 2015 driven by lower compensation costs primarily due to a reduction in headcount and the favorable impact of foreign exchange rates.

In February of 2016, we entered into a definitive agreement to sell SPSE and CMA, two businesses within our S&P Global Market Intelligence segment, to Intercontinental Exchange, an operator of global exchanges, clearing houses and data services. The sale is subject to extended regulatory anti-trust review and is expected to close shortly after completion of this extended review. As a result, we have classified the assets and liabilities of SPSE and CMA as held for sale in our consolidated balance sheet as of March 31, 2016.

S&P Dow Jones Indices

S&P DJ Indices is a global index provider that maintains a wide variety of indices to meet an array of investor needs. S&P DJ Indices’ mission is to provide transparent benchmarks to help with decision making, collaborate with the financial community to create innovative products and provide investors with tools to monitor world markets.
S&P DJ Indices generates subscription revenue and transaction revenue but primarily derives revenue from asset linked fees based on the S&P and Dow Jones Indices. Specifically, S&P DJ Indices generates revenue from the following sources:

•	Investment vehicles — such as ETFs, which are based on the S&P Dow Jones Indices' benchmarks and generate revenue through fees based on assets and underlying funds;

•	Exchange traded derivatives — which generate royalties based on trading volumes of derivatives contracts listed on various exchanges;

•	Index-related licensing fees — which are either fixed or variable annual and per-issue fees for over-the-counter derivatives and retail-structured products; and

•	Data and customized index subscription fees — which support index fund management, portfolio analytics and research.

The following table provides revenue and segment operating profit information for the three months ended March 31:

(in millions)	2016	2015	% Change
Revenue	$151	$143	5%

Asset linked fees	$86	$92	(6)%
Subscription revenue	$32	$29	8%
Transaction revenue	$33	$22	51%
% of total revenue:
Asset linked fees	57%	64%
Subscription revenue	21%	20%
Transaction revenue	22%	15%

U.S. revenue	$125	$114	10%
International revenue	$26	$29	(12)%
% of total revenue:
U.S. revenue	83%	80%
International revenue	17%	20%

Operating profit [1]	$101	$95	6%
Less: net operating profit attributable to noncontrolling interests	26	25
Net operating profit	$75	$70	5%
Operating margin %	67%	67%
Net operating margin %	49%	49%

[1]	Operating profit for 2016 and 2015 includes amortization of intangibles from acquisitions of $1 million.

Revenue at S&P DJ Indices increased 5%, primarily driven by higher volumes for exchange-traded derivatives, partially offset by lower average levels of assets under management ("AUM") for ETFs. Average AUM for ETFs declined 5% to $774 billion compared to the first quarter of 2015 primarily driven by the impact of lower equity prices. However, ending AUM in the first quarter of 2016 increased 2% to $828 billion compared to ending AUM of $810 billion in the first quarter of 2015. The unfavorable impact of foreign exchange rates reduced revenue by less than 1 percentage point.

Operating profit grew 6%. Excluding amortization of intangibles related to acquisitions of less than 1 percentage point, operating profit increased 5%. This increase was primarily due to revenue growth, partially offset by increased compensation costs due to additional headcount. Foreign exchange rates had a favorable impact on operating profit of 1 percentage point.

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

The following table provides revenue and segment operating profit information for the three months ended March 31:

(in millions)	2016	2015	% Change
Revenue	$254	$225	13%

Subscription revenue	$172	$149	16%
Non-subscription revenue	$82	$76	8%
% of total revenue:
Subscription revenue	68%	66%
Non-subscription revenue	32%	34%

U.S. revenue	$116	$98	19%
International revenue	$138	$127	8%
% of total revenue:
U.S. revenue	46%	43%
International revenue	54%	57%

Operating profit [1]	$102	$85	20%
Operating margin %	40%	38%

[1]	Operating profit for 2016 includes disposition-related costs of $3 million. Operating profit for 2016 and 2015 also includes amortization of intangibles from acquisitions of $3 million.

Revenue grew 13% primarily due to continued demand for Platts’ proprietary content. This growth was driven mainly by continued demand for Platts’ market data and price assessment products, led by petroleum. Additionally, growth has been driven by the continued licensing of our proprietary market price data and price assessments to various commodity exchanges. Platts' revenue was also favorably impacted by the acquisition of Petromedia Ltd and its operating subsidiaries in July of 2015. J.D. Power also contributed to the revenue increase primarily due to the acquisition of UCG in July of 2015, an increase in auto consulting engagements in the U.S. and China, and growth in data and analytics revenue. The unfavorable impact of foreign exchange rates reduced revenue by less than 1 percentage point.

Operating profit increased 20%. Excluding the unfavorable impact of disposition costs of 1 percentage point, operating profit increased 21%. This increase is primarily due to the increase in revenue and the favorable impact of foreign exchange rates of 3 percentage points, partially offset by higher compensation costs at Platts and J.D. Power primarily related to additional headcount and higher outside consulting fees related to new initiatives at Platts. The additional headcount at J.D. Power was driven by the acquisition of UCG in July of 2015.

In April of 2016, we entered into a definitive agreement to sell J.D. Power for $1.1 billion to XIO Group, a global alternative investments firm headquartered in London. In the fourth quarter of 2015, we began exploring strategic alternatives for J.D. Power and initiated an active program to sell the business. The assets and liabilities of J.D. Power have been classified as held for sale in our consolidated balance sheet as of March 31, 2016 and December 31, 2015.

For a further discussion of the legal and regulatory environment see Note 12 – Commitments and Contingencies to the consolidated financial statements of this Form 10-Q.

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

Cash Flow Overview

Cash and cash equivalents were $1,600 million as of March 31, 2016, an increase of $119 million from December 31, 2015, and consisted of approximately 10% of domestic cash and 90% of cash held abroad. Typically, cash held outside the U.S. is anticipated to be utilized to fund international operations or to be reinvested outside of the U.S., as a significant portion of our opportunities for growth in the coming years is expected to be abroad. In the event funds from international operations are needed to fund operations in the U.S., we would be required to accrue for and pay taxes in the U.S. to repatriate these funds.

The following table provides cash flow information for the three months ended March 31:

(in millions)	2016	2015	% Change
Net cash provided by (used for):
Operating activities from continuing operations	$133	$(1,349)	N/M
Investing activities from continuing operations	$(24)	$(19)	26%
Financing activities from continuing operations	$11	$220	(95)%
N/M - not meaningful

In the first three months of 2016, free cash flow increased to $84 million compared to $(1,395) million in the first three months of 2015. The increase is primarily due to the increase in cash provided by (used for) operating activities as discussed below. Free cash flow is a non-GAAP financial measure and reflects our cash flow provided by (used for) operating activities less capital expenditures and dividends and other payments paid to noncontrolling interests. Capital expenditures include purchases of property and equipment and additions to technology projects. See “Reconciliation of Non-GAAP Financial Information” below for a reconciliation of cash flow provided by operating activities, the most directly comparable U.S. GAAP financial measure, to free cash flow and free cash flow excluding certain items.

Operating activities

Cash provided by operating activities was $133 million for the first three months of 2016 compared to cash used for operating activities of $1,349 million for the first three months of 2015. The increase is mainly due to the payment of legal and regulatory settlements in 2015.

Investing activities

Our cash outflows from investing activities are primarily for acquisitions and capital expenditures, while cash inflows are primarily proceeds from dispositions.

Cash used for investing activities increased to $24 million for the first three months of 2016 as compared to $19 million in the first three months of 2015, primarily due to cash paid for acquisitions in 2016. See Note 2 — Acquisitions and Divestitures for further discussion.

Financing activities

Our cash outflows from financing activities consist primarily of share repurchases, dividends to shareholders and repayments of short-term and long-term debt, while cash inflows are primarily attributable to the borrowing of short-term and long-term debt and proceeds from the exercise of stock options.

Cash provided by financing activities was $11 million in the first three months of 2016 as compared to $220 million in the first three months of 2015. The decrease is primarily attributable to an increase in cash used for share repurchases in 2016 .

During the first three months of 2016, we used cash to repurchase 2.4 million shares for $226 million. In December of 2015, we purchased 0.3 million shares for approximately $26 million, which settled in January of 2016. During the first three months of 2015, we used cash to repurchase 1.1 million shares for $110 million.

Discontinued Operations

Cash used for operating activities from discontinued operations of $129 million in the first three months of 2015 relates to the tax payment on the gain on sale of McGraw Hill Construction which was sold in the fourth quarter of 2014.

Additional Financing

We have the ability to borrow a total of $1.2 billion through our commercial paper program, which is supported by our revolving $1.2 billion five-year credit agreement (our “credit facility”) that we entered into on June 30, 2015. This credit facility will terminate on June 30, 2020. Commercial paper borrowings outstanding as of March 31, 2016 and December 31, 2015 totaled $322 million and $143 million, respectively with an average interest rate and term of 0.91% and 24 days and 0.95% and 17 days, respectively. Our revolving line of credit outstanding as of March 31, 2016 totaled $150 million with an interest rate of 1.68% and residual term of 25 days. There were no amounts outstanding on the revolving line of credit as of December 31, 2015. As of March 31, 2016, we can borrow approximately $728 million in additional funds under our credit facility.

We pay a commitment fee of 10 to 20 basis points for our credit facility, depending on our indebtedness to cash flow ratio, whether or not amounts have been borrowed, and currently pay a commitment fee of 15 basis points. The interest rate on borrowings under our credit facility is, at our option, calculated using rates that are primarily based on either the prevailing London Inter-Bank Offer Rate, the prime rate determined by the administrative agent or the Federal Funds Rate. For certain borrowings under this credit facility, there is also a spread based on our indebtedness to cash flow ratio added to the applicable rate.

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

RECONCILIATION OF NON-GAAP FINANCIAL INFORMATION

Free cash flow is a non-GAAP financial measure and reflects our cash flow provided by (used for) operating activities less capital expenditures and dividends and other payments paid to noncontrolling interests. Capital expenditures include purchases of property and equipment and additions to technology projects. Our cash flow provided by operating activities is the most directly comparable U.S. GAAP financial measure to free cash flow. Additionally, we have considered certain items in evaluating free cash flow, which are included in the table below.

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

The presentation of free cash flow and free cash flow excluding certain items are not intended to be considered in isolation or as a substitute for the financial information prepared and presented in accordance with U.S. GAAP. Free cash flow, as we calculate it, may not be comparable to similarly titled measures employed by other companies. The following table presents a reconciliation of our cash flow provided by operating activities to free cash flow excluding the impact of the items below for the three months ended March 31:

(in millions)	2016	2015
Cash provided by (used for) operating activities from continuing operations	$133	$(1,349)
Capital expenditures	(16)	(16)
Dividends and other payments paid to noncontrolling interests	(33)	(30)
Free cash flow	84	(1,395)
Payment of legal and regulatory settlements	108	1,559
Legal settlement insurance recoveries	—	(30)
Tax benefit from legal settlements	—	(28)
Free cash flow excluding above items	$192	$106

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

RECENTLY ISSUED OR ADOPTED ACCOUNTING STANDARDS

See Note 13 – Recently Issued or Adopted Accounting Standards to the consolidated financial statements of this Form 10-Q for further information.

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
Forward-looking statements are subject to inherent risks and uncertainties. Factors that could cause actual results to differ materially from those expressed or implied in forward-looking statements include, among other things:

•
the impact of mergers, acquisitions or other business combinations, including the integration of SNL and the disposition of J.D. Power, the Company’s ability to successfully integrate acquired businesses, unexpected costs, charges or expenses resulting from any business combination, and any failure to attract and retain key employees or to realize the intended tax benefits of any business combination;

•	the health of debt and equity markets, including credit quality and spreads, the level of liquidity and future debt issuances;

•
the rapidly evolving regulatory environment, in the United States and abroad, affecting Standard & Poor’s Ratings Services, Platts, S&P Dow Jones Indices, S&P Global Market Intelligence and the Company’s other businesses, including new and amended regulations and the Company’s compliance therewith;

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

•	changes in applicable tax or accounting requirements;

•	the impact on the Company’s revenue and net income caused by fluctuations in foreign currency exchange rates; and

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

The factors noted above are not exhaustive. The Company and its subsidiaries operate in a dynamic business environment in which new risks emerge frequently. Accordingly, the Company cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the dates on which they are made. The Company undertakes no obligation to update or revise any forward-looking statement to reflect events or circumstances arising after the date on which it is made, except as required by applicable law. Further information about the Company’s businesses, including information about factors that could materially affect its results of operations and financial condition, is contained in the Company’s filings with the SEC, including the “Risk Factors” section in the Company’s most recently filed Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risk includes changes in foreign exchange rates. We have operations in foreign countries where the functional currency is primarily the local currency. For international operations that are determined to be extensions of the parent company, the U.S. dollar is the functional currency. We typically have naturally hedged positions in most countries from a local currency perspective with offsetting assets and liabilities. As of March 31, 2016 and December 31, 2015, we entered into foreign exchange forward contracts to hedge the effect of adverse fluctuations in foreign currency exchange rates. We have not entered into any derivative financial instruments for speculative purposes. See Note 5 - Derivative Instruments to the consolidated financial statements of this Form 10-Q for further discussion.

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

As of March 31, 2016, an evaluation was performed under the supervision and with the participation of management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2016.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings

See Note 12 – Commitments and Contingencies - Legal & Regulatory Matters to the consolidated financial statements of this Form 10-Q for information on our legal proceedings.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On December 4, 2013, the Board of Directors approved a share repurchase program authorizing the purchase of up to 50 million shares, which was approximately 18% of the Company's outstanding shares at that time. During the first quarter of 2016, we repurchased 2.2 million shares and, as of March 31, 2016, 33.3 million shares remained under our current repurchase program.

Repurchased shares may be used for general corporate purposes, including the issuance of shares for stock compensation plans and to offset the dilutive effect of the exercise of employee stock options. The 2013 repurchase program has no expiration date and purchases under this program may be made from time to time on the open market and in private transactions, depending on market conditions.

The following table provides information on our purchases of our outstanding common stock during the first quarter of 2016 pursuant to our current share repurchase program (column c). In addition to these purchases, the number of shares in column (a) include: 1) shares of common stock that are tendered to us to satisfy our employees’ tax withholding obligations in connection with the vesting of awards of restricted shares (we repurchase such shares based on their fair market value on the vesting date), and 2) our shares deemed surrendered to us to pay the exercise price and to satisfy our employees’ tax withholding obligations in connection with the exercise of employee stock options. There were no other share repurchases during the quarter outside the repurchases noted below.

(amounts in millions, except per share price)

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs	(d) Maximum Number of Shares that may yet be Purchased Under the Programs
Jan. 1 — Jan. 31, 2016	—	$95.54	—	35.5
Feb. 1 — Feb. 29, 2016	1.3	87.11	0.8	34.7
Mar. 1 — Mar. 31, 2016	1.4	94.58	1.4	33.3
Total — Qtr	2.7	$91.04	2.2	33.3
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

Revenue during the first quarter of 2016 attributable to the transactions or dealings by the Company described below was approximately $190,456, with net profit from such sales being a fraction of the revenues.

During the first quarter of 2016, one of the Company’s divisions, a provider of energy-related information in over 150 countries, sold information and informational materials, which are generally exempt from U.S. economic sanctions, to thirteen subscribers that are owned or controlled, or appear to be owned or controlled, by the Government of Iran (the “GOI”), including one that was also designated by the Treasury Department’s Office of Foreign Assets Control (“OFAC”) pursuant to Executive Order 13382 for part of the first quarter. The Company, among other things, offers customers that subscribe to its publications access to proprietary data, analytics, and industry information that enable commodities markets to perform with greater transparency and efficiency. This division provided such data related to the energy and petrochemicals markets to the subscribers referenced above, generating revenue that was a de minimis portion of both the division's and the Company’s revenue. One of the subscribers is designated by OFAC as a GOI entity and was, until January 16, 2016, designated by OFAC pursuant to Executive Order 13382; seven are designated by OFAC as GOI entities; and five appear, based on publicly available information, to be owned or controlled by GOI entities. We believe that these transactions were permissible under U.S. sanctions pursuant to certain statutory and regulatory exemptions for the exportation of information and informational materials. The Company will continue to monitor its provision of products and services to these Iranian customers so that such activity continues to be permissible under U.S. sanctions.

Item 6. Exhibits

(10.1)	Registrant's Senior Executive Severance Plan, amended and restated as of January 1, 2016

(10.2)	Registrant's 401(k) Savings and Profit Sharing Supplement, amended and restated as of January 1, 2016

(10.3)	Registrant’s 2002 Stock Incentive Plan, as amended and restated as of January 1, 2016

(10.4)	Registrant’s Key Executive Short Term Incentive Compensation Plan, as amended effective January 1, 2016

(10.5)	Form of Performance Share Unit Terms and Conditions

(10.6)	Form of Restricted Stock Unit Award Terms and Conditions

(10.7)	Letter Agreement dated February 18, 2016, with Imogen Dillon Hatcher regarding certain amendments to her Contract of Employment with McGraw-Hill International (U.K.) Limited, dated November 27, 2013

(10.8)	Separation Agreement and Release dated October 30, 2015 between the Company and Lucy Fato

(12)	Computation of Ratio of Earnings to Fixed Charges

(15)	Letter on Unaudited Interim Financials

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

(32)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(101.INS)	XBRL Instance Document

(101.SCH)	XBRL Taxonomy Extension Schema

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase

(101.LAB)	XBRL Taxonomy Extension Label Linkbase

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

McGraw Hill Financial, Inc.
Registrant

Date:	April 26, 2016	By:	/s/ Jack F. Callahan, Jr.
Jack F. Callahan, Jr.
Executive Vice President and Chief Financial Officer

Date:	April 26, 2016	By:	/s/ Robert J. MacKay
Robert J. MacKay
Senior Vice President and Corporate Controller