Form 10-Q
period 2016-06-30
S&P Global Inc.
filed 2016-07-28
CIK 64040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 1-1023
S&P Global Inc.
(Exact name of registrant as specified in its charter)

New York	13-1026995
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
55 Water Street, New York, New York	10041
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: 212-438-1000

McGraw Hill Financial, Inc.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Shares Outstanding	Date
Common stock (par value $1.00 per share)	264.0 million	July 15, 2016

S&P Global Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of S&P Global Inc.

We have reviewed the consolidated balance sheet of S&P Global Inc. (and subsidiaries) (the “Company”) as of June 30, 2016, the related consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2016 and 2015, the related statements of cash flows for the six-month periods ended June 30, 2016 and 2015, and the related consolidated statement of equity for the six-month period ended June 30, 2016. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of S&P Global Inc. (and subsidiaries) as of December 31, 2015, and the related consolidated statements of income, comprehensive income, equity, and cash flows for the year then ended (not presented herein) and we expressed an unqualified audit opinion on those consolidated financial statements in our report dated February 11, 2016.

/s/ ERNST & YOUNG LLP

New York, New York
July 28, 2016

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

S&P Global Inc.
Consolidated Statements of Income
(Unaudited)

(in millions, except per share amounts)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenue	$1,482	$1,342	$2,823	$2,615
Expenses:
Operating-related expenses	469	412	926	823
Selling and general expenses	317	326	647	654
Depreciation	22	22	40	43
Amortization of intangibles	23	11	47	23
Total expenses	831	771	1,660	1,543
Other income	—	(11)	—	(11)
Operating profit	651	582	1,163	1,083
Interest expense, net	42	16	83	32
Income before taxes on income	609	566	1,080	1,051
Provision for taxes on income	197	185	345	340
Net income	412	381	735	711
Less: net income attributable to noncontrolling interests	(29)	(28)	(58)	(55)
Net income attributable to S&P Global Inc.	$383	$353	$677	$656

Earnings per share attributable to S&P Global Inc. common shareholders:
Net income:
Basic	$1.45	$1.29	$2.56	$2.40
Diluted	$1.44	$1.28	$2.54	$2.38
Weighted-average number of common shares outstanding:
Basic	264.5	273.1	264.7	273.3
Diluted	266.7	275.7	267.0	276.0

Actual shares outstanding at period end			263.9	272.5

Dividend declared per common share	$0.36	$0.33	$0.72	$0.66

See accompanying notes to the unaudited consolidated financial statements.

S&P Global Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

(in millions)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income	$412	$381	$735	$711

Other comprehensive income:
Foreign currency translation adjustment	(54)	50	(40)	(32)
Income tax effect	(1)	(2)	(1)	(2)
	(55)	48	(41)	(34)

Pension and other postretirement benefit plans	12	51	16	55
Income tax effect	(3)	(16)	(4)	(18)
	9	35	12	37

Unrealized gain on forward exchange contracts	(1)	(1)	3	—
Income tax effect	—	—	(1)	—
	(1)	(1)	2	—

Comprehensive income	365	463	708	714
Less: comprehensive income attributable to nonredeemable noncontrolling interests	(2)	(4)	(5)	(5)
Less: comprehensive income attributable to redeemable noncontrolling interests	(27)	(24)	(53)	(50)
Comprehensive income attributable to S&P Global Inc.	$336	$435	$650	$659

See accompanying notes to the unaudited consolidated financial statements.

S&P Global Inc.
Consolidated Balance Sheets

(in millions)	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,567	$1,481
Accounts receivable, net of allowance for doubtful accounts: 2016 - $33; 2015 - $37	1,007	991
Deferred income taxes	110	109
Prepaid and other current assets	201	212
Assets of businesses held for sale	574	503
Total current assets	3,459	3,296
Property and equipment, net of accumulated depreciation: 2016 - $584; 2015 - $585	242	270
Goodwill	2,882	2,882
Other intangible assets, net	1,483	1,522
Other non-current assets	225	213
Total assets	$8,291	$8,183
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$178	$206
Accrued compensation and contributions to retirement plans	265	383
Short-term debt	309	143
Unearned revenue	1,460	1,421
Other current liabilities	426	549
Liabilities of businesses held for sale	207	206
Total current liabilities	2,845	2,908
Long-term debt	3,470	3,468
Pension and other postretirement benefits	260	276
Other non-current liabilities	371	368
Total liabilities	6,946	7,020
Redeemable noncontrolling interest (Note 8)	920	920
Commitments and contingencies (Note 12)
Equity:
Common stock	412	412
Additional paid-in capital	444	475
Retained income	8,123	7,636
Accumulated other comprehensive loss	(627)	(600)
Less: common stock in treasury	(7,976)	(7,729)
Total equity — controlling interests	376	194
Total equity — noncontrolling interests	49	49
Total equity	425	243
Total liabilities and equity	$8,291	$8,183

See accompanying notes to the unaudited consolidated financial statements.

S&P Global Inc.
Consolidated Statements of Cash Flows
(Unaudited)

(in millions)	Six Months Ended
	June 30,
	2016	2015
Operating Activities:
Net income	$735	$711
Adjustments to reconcile net income to cash provided by (used for) operating activities from continuing operations:
Depreciation	40	43
Amortization of intangibles	47	23
Provision for losses on accounts receivable	8	4
Deferred income taxes	(4)	166
Stock-based compensation	34	37
Other	47	51
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	(39)	(136)
Prepaid and other current assets	(21)	(24)
Accounts payable and accrued expenses	(212)	(257)
Unearned revenue	38	71
Accrued legal and regulatory settlements	(108)	(1,609)
Other current liabilities	(23)	(65)
Net change in prepaid/accrued income taxes	73	119
Net change in other assets and liabilities	(44)	(31)
Cash provided by (used for) operating activities from continuing operations	571	(897)
Investing Activities:
Capital expenditures	(36)	(42)
Acquisitions, net of cash acquired	(52)	(2)
Proceeds from dispositions	—	14
Changes in short-term investments	—	(7)
Cash used for investing activities from continuing operations	(88)	(37)
Financing Activities:
Additions to short-term debt, net	166	—
Proceeds from issuance of senior notes, net	—	690
Dividends paid to shareholders	(191)	(185)
Dividends and other payments paid to noncontrolling interests	(57)	(49)
Repurchase of treasury shares	(373)	(274)
Exercise of stock options	65	73
Excess tax benefits from share-based payments	19	38
Cash (used for) provided by financing activities from continuing operations	(371)	293
Effect of exchange rate changes on cash from continuing operations	(26)	(7)
Cash provided by (used for) continuing operations	86	(648)
Discontinued Operations:
Cash used for operating activities	—	(129)
Cash used for discontinued operations	—	(129)
Net change in cash and cash equivalents	86	(777)
Cash and cash equivalents at beginning of period	1,481	2,497
Cash and cash equivalents at end of period	$1,567	$1,720

See accompanying notes to the unaudited consolidated financial statements.

S&P Global Inc.
Consolidated Statement of Equity
(Unaudited)

(in millions)	Common Stock $1 par	Additional Paid-in Capital	Retained Income	Accumulated Other Comprehensive Loss	Less: Treasury Stock	Total SPGI Equity	Noncontrolling Interests	Total Equity
Balance as of December 31, 2015	$412	$475	$7,636	$(600)	$7,729	$194	$49	$243
Comprehensive income [1]			677	(27)		650	5	655
Dividends			(191)			(191)	(6)	(197)
Share repurchases					347	(347)	1	(346)
Employee stock plans, net of tax benefit		(31)			(100)	69		69
Change in redemption value of redeemable noncontrolling interest			1			1		1
Balance as of June 30, 2016	$412	$444	$8,123	$(627)	$7,976	$376	$49	$425

[1]	Excludes $53 million attributable to our redeemable noncontrolling interest.

See accompanying notes to the unaudited consolidated financial statements.

S&P Global Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

1.	Nature of Operations and Basis of Presentation

S&P Global Inc. (together with its consolidated subsidiaries, "S&P Global," the “Company,” “we,” “us” or “our”) is a leading provider of transparent and independent ratings, benchmarks, analytics and data to the capital and commodity markets worldwide.

On April 27, 2016, we changed our name to S&P Global Inc. from McGraw Hill Financial, Inc.

Our operations consist of four reportable segments: S&P Global Ratings, S&P Global Market Intelligence, S&P Dow Jones Indices ("S&P DJ Indices") and S&P Global Platts.

•	S&P Global Ratings is an independent provider of credit ratings, research and analytics to investors, issuers and market participants.

•	S&P Global Market Intelligence is a global provider of multi-asset-class data, research and analytical capabilities, which integrate cross-asset analytics and desktop services.

•	S&P DJ Indices is a global index provider that maintains a wide variety of valuation and index benchmarks for investment advisors, wealth managers and institutional investors.

•
S&P Global Platts consists of business-to-business companies specializing in commercial and commodities markets that deliver their customers access to high-value information, data, analytic services and pricing and quality benchmarks.

The S&P Global Ratings segment includes S&P Global Ratings, which is registered with the U.S. Securities and Exchange Commission as a Nationally Recognized Statistical Rating Organization ("NRSRO"), as well as CRISIL, a global analytical company incorporated in India, and certain other ratings-related businesses.

In April of 2016, we entered into a definitive agreement to sell J.D. Power, included within our S&P Global Platts segment, for $1.1 billion to XIO Group, a global alternative investments firm headquartered in London. During the second quarter of 2016, we received regulatory approval to proceed with the sale and expect the transaction to close in the third quarter of 2016. In the fourth quarter of 2015, we began exploring strategic alternatives for J.D. Power and initiated an active program to sell the business. The assets and liabilities of J.D. Power have been classified as held for sale in our consolidated balance sheet as of June 30, 2016 and December 31, 2015.

In February of 2016, we entered into a definitive agreement to sell Standard & Poor’s Securities Evaluations, Inc. ("SPSE") and Credit Market Analysis ("CMA"), two businesses within our S&P Global Market Intelligence segment, to Intercontinental Exchange, an operator of global exchanges, clearing houses and data services. The sale is subject to extended regulatory anti-trust review and is expected to close shortly after completion of this extended review. As a result, we have classified the assets and liabilities of SPSE and CMA as held for sale in our consolidated balance sheet as of June 30, 2016.

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

In the opinion of management, all normal recurring adjustments considered necessary for a fair statement of the results of the interim periods have been included. The operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the full year.

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

Acquisitions

Acquisitions by segment included:

S&P Global Ratings

•
In June of 2016, S&P Global Ratings acquired a 49% equity investment in Thailand's TRIS Rating Company Limited from its parent company, TRIS Corporation Limited. The transaction extends an existing association between S&P Global Ratings and TRIS Rating and deepens their commitment to capital markets in Thailand. We accounted for the acquisition of TRIS Rating Company using the equity method of accounting. The equity investment in TRIS Rating is not material to our consolidated financial statements.

S&P Global Platts

•
In June of 2016, Platts acquired RigData, a provider of daily information on rig activity for the natural gas and oil markets across North America. The purchase enhances Platts' energy analytical capabilities by strengthening its position in natural gas and enhancing its oil offering. We accounted for the acquisition of RigData using the purchase method of accounting. The acquisition of RigData is not material to our consolidated financial statements.

•
In March of 2016, Platts acquired Commodity Flow, a specialist technology and business intelligence service for the global waterborne commodity and energy markets. The purchase helps extend Platts trade flow analytical capabilities and complements its existing shipping services. We accounted for the acquisition of Commodity Flow using the purchase method of accounting. The acquisition of Commodity Flow is not material to our consolidated financial statements.

During the six months ended June 30, 2015, we did not complete any material acquisitions.

Divestitures

During the six months ended June 30, 2016, we did not complete any dispositions.

During the six months ended June 30, 2015, we recorded a pre-tax gain of $11 million within other income in the consolidated statement of income related to the sale of our interest in a legacy McGraw Hill Construction investment.

Businesses Held for Sale

In April of 2016, we entered into a definitive agreement to sell J.D. Power, included within our S&P Global Platts segment, for $1.1 billion to XIO Group, a global alternative investments firm headquartered in London. During the second quarter of 2016, we received regulatory approval to proceed with the sale and expect the transaction to close in the third quarter of 2016. In the fourth quarter of 2015, we began exploring strategic alternatives for J.D. Power and initiated an active program to sell the business. The assets and liabilities of J.D. Power have been classified as held for sale in our consolidated balance sheet as of June 30, 2016 and December 31, 2015.

In February of 2016, we entered into a definitive agreement to sell SPSE and CMA, two businesses within our S&P Global Market Intelligence segment, to Intercontinental Exchange, an operator of global exchanges, clearing houses and data services. The sale is subject to extended regulatory anti-trust review and is expected to close shortly after completion of this extended review. As a result, we have classified the assets and liabilities of SPSE and CMA as held for sale in our consolidated balance sheet as of June 30, 2016.

The components of assets and liabilities of businesses held for sale in the consolidated balance sheets consist of the following:

(in millions)	June 30,	December 31,
	2016	2015
Accounts receivable, net	$72	$58
Goodwill	133	75
Other intangible assets, net	309	335
Other assets	60	35
Assets of businesses held for sale	$574	$503

Accounts payable and accrued expenses	$35	$42
Unearned revenue	66	64
Other liabilities	106	100
Liabilities of businesses held for sale	$207	$206

The operating profit of our businesses held for sale for the periods ended June 30, 2016 and 2015 is as follows:

(in millions)	Three Months		Six Months
	2016	2015	2016	2015
Operating profit	$20	$22	$44	$38

3.	Income Taxes

The effective income tax rate was 32.3% and 31.9% for the three and six months ended June 30, 2016, respectively, and 32.6% and 32.4% for three and six months ended June 30, 2015, respectively. The decrease in the effective income tax rate was due to the resolution of tax audits and lower non-U.S. taxes.

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

As of June 30, 2016 and December 31, 2015, the total amount of federal, state and local, and foreign unrecognized tax benefits was $122 million and $120 million, respectively, exclusive of interest and penalties. We recognize accrued interest and penalties related to unrecognized tax benefits in interest expense and operating-related expense, respectively. In addition, as of June 30, 2016 and December 31, 2015, we had $37 million and $31 million, respectively, of accrued interest and penalties associated with unrecognized tax benefits.

Based on the current status of income tax audits, we believe that the total amount of unrecognized tax benefits may significantly decrease in the next twelve months. Although the ultimate resolution of our tax audits is unpredictable, the resulting change in our unrecognized tax benefits could have a material impact on our results of operations and/or cash flows.

4.	Debt

(in millions)	June 30, 2016	December 31, 2015
5.9% Senior Notes, due 2017 [1]	$400	399
2.5% Senior Notes, due 2018 [2]	398	398
3.3% Senior Notes, due 2020 [3]	695	695
4.0% Senior Notes, due 2025 [4]	690	690
4.4% Senior Notes, due 2026 [5]	891	890
6.55% Senior Notes, due 2037 [6]	396	396
Commercial paper	309	143
Total debt	3,779	3,611
Less: short-term debt including current maturities	309	143
Long-term debt	$3,470	$3,468

[1]	Interest payments are due semiannually on April 15 and October 15, and as of June 30, 2016, the unamortized debt discount and issuance costs are less than $1 million.

[2]	Interest payments are due semiannually on February 15 and August 15, and as of June 30, 2016, the unamortized debt discount and issuance costs total $2 million.

[3]	Interest payments are due semiannually on February 14 and August 14, and as of June 30, 2016, the unamortized debt discount and issuance costs total $5 million.

[4]	Interest payments are due semiannually on June 15 and December 15, and as of June 30, 2016, the unamortized debt discount and issuance costs total $10 million.

[5]	Interest payments are due semiannually on February 15 and August 15, and as of June 30, 2016, the unamortized debt discount and issuance costs total $9 million.

[6]	Interest payments are due semiannually on May 15 and November 15, and as of June 30, 2016, the unamortized debt discount and issuance costs total $4 million.

The fair value of our long-term debt borrowings was $3.8 billion and $3.6 billion as of June 30, 2016 and December 31, 2015, respectively, and was estimated based on quoted market prices.

We have the ability to borrow a total of $1.2 billion through our commercial paper program, which is supported by our revolving $1.2 billion five-year credit agreement (our “credit facility”) that we entered into on June 30, 2015. This credit facility will terminate on June 30, 2020. Commercial paper borrowings outstanding as of June 30, 2016 and December 31, 2015 totaled $309 million and $143 million, respectively with an average interest rate and term of 0.89% and 14 days and 0.95% and 17 days, respectively. As of June 30, 2016, we can borrow approximately $891 million in additional funds under our credit facility.

Depending on our indebtedness to cash flow ratio, we pay a commitment fee of 10 to 20 basis points for our credit facility, whether or not amounts have been borrowed.We currently pay a commitment fee of 15 basis points. The interest rate on borrowings under our credit facility is, at our option, calculated using rates that are primarily based on either the prevailing London Inter-Bank Offer Rate, the prime rate determined by the administrative agent or the Federal Funds Rate. For certain borrowings under this credit facility, there is also a spread based on our indebtedness to cash flow ratio added to the applicable rate.

Our credit facility contains certain covenants. The only financial covenant requires that our indebtedness to cash flow ratio, as defined in our credit facility, is not greater than 4 to 1, and this covenant level has never been exceeded.

5.	Derivative Instruments

Cash Flow Hedges

Our exposure to market risk includes changes in foreign exchange rates. We have operations in foreign countries where the functional currency is primarily the local currency. For international operations that are determined to be extensions of the parent company, the U.S. dollar is the functional currency. We typically have naturally hedged positions in most countries from a local currency perspective with offsetting assets and liabilities. As of June 30, 2016 and December 31, 2015, we have entered into foreign exchange forward contracts to hedge the effect of adverse fluctuations in foreign currency exchange rates. We do not enter into any derivative financial instruments for speculative purposes.

During the three months ended March 31, 2016, we entered into a series of foreign exchange forward contracts to hedge a portion of our Indian Rupee exposure through the fourth quarter of 2016. These contracts are intended to offset the impact of movement of exchange rates on future operating costs and are scheduled to mature at the end of each quarter during 2016. The changes in the fair value of these contracts are initially reported in accumulated other comprehensive loss in our consolidated balance sheet and are subsequently reclassified into selling and general expenses in the same period that the hedge contract matures. As of June 30, 2016, we estimate that $1 million of the net gains related to derivatives designated as cash flow hedges recorded in other comprehensive income (loss) is expected to be reclassified into earnings within the next twelve months. There was no hedge ineffectiveness for the three and six months ended June 30, 2016.
As of June 30, 2016 and June 30, 2015, the aggregate notional value of our outstanding foreign currency forward contracts was $96 million and $59 million, respectively.
The following table provides information on the location and fair value amounts of our cash flow hedges as of June 30, 2016 and December 31, 2015:

(in millions) Balance Sheet Location		June 30, 2016	December 31, 2015
Prepaid and other current assets [1]	Foreign exchange forward contracts	$4	$1

[1]
We use the income approach to measure the fair value of our forward currency forward contracts. The income approach uses pricing models that rely on observable inputs such as forward rates, and therefore are classified as Level 2.

The following table provides information on the location and amounts of pre-tax gains (losses) on our cash flow hedges for the periods ended June 30:

Three Months

(in millions)	Gain (Loss) Recognized in Accumulated Other Comprehensive Loss (effective portion)		Location of Gain Reclassified from Accumulated Other Comprehensive Loss into Income (effective portion)	Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (effective portion)
Cash flow hedges - designated as hedging instruments	2016	2015		2016	2015
Foreign exchange forward contracts	$(1)	$(1)	Selling and general expenses	$1	$—

Six Months

(in millions)	Gain (Loss) Recognized in Accumulated Other Comprehensive Loss (effective portion)		Location of Gain Reclassified from Accumulated Other Comprehensive Loss into Income (effective portion)	Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (effective portion)
Cash flow hedges - designated as hedging instruments	2016	2015		2016	2015
Foreign exchange forward contracts	$2	$—	Selling and general expenses	$2	$—

The activity related to the change in unrealized gains (losses) in accumulated other comprehensive loss was as follows for the periods ended June 30:

(in millions)	Three Months		Six Months
	2016	2015	2016	2015
Net unrealized gains (losses) on cash flow hedges, net of taxes, beginning of period	$2	$—	$(1)	$(1)
Change in fair value, net of tax	—	(1)	4	—
Reclassification into earnings, net of tax	(1)	—	(2)	—
Net unrealized gains (losses) on cash flow hedges, net of taxes, end of period	$1	$(1)	$1	$(1)

6.	Employee Benefits

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

The components of net periodic benefit (credit) cost for our retirement plans and postretirement plans for the periods ended June 30 are as follows:

Retirement Plans

(in millions)	Three Months		Six Months
	2016	2015	2016	2015
Service cost	$1	$2	$1	$3
Interest cost	19	24	39	48
Expected return on plan assets	(31)	(32)	(61)	(63)
Amortization of actuarial loss	4	5	8	10
Net periodic benefit (credit) cost	$(7)	$(1)	$(13)	$(2)

Postretirement Plans

(in millions)	Three Months		Six Months
	2016	2015	2016	2015
Service cost	$—	$—	$—	$—
Interest cost	1	1	1	2
Amortization of prior service credit / actuarial gain	(1)	(1)	(1)	(1)
Net periodic benefit (credit) cost	$—	$—	$—	$1

As discussed in our Form 10-K, we changed certain discount rate assumptions and our expected return on assets assumption for our retirement plans, which became effective on January 1, 2016. In addition, at the end of 2015, we changed our approach used to measure service and interest costs on all of our retirement plans. For 2015, we measured service and interest costs utilizing a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation. For 2016, we elected to measure service and interest costs by applying the specific spot rates along that yield curve to the plans' liability cash flows. We also updated the assumed mortality rates to reflect life expectancy improvements. The effect of the assumption changes for the three and six months ended June 30, 2016 resulted in a decrease in net periodic benefit cost of approximately $5 million and $10 million respectively.

In the first six months of 2016, we contributed $4 million to our retirement plans and expect to make additional required contributions of approximately $4 million to our retirement plans during the remainder of the year. We may elect to make additional non-required contributions depending on investment performance and the pension plan status in the remaining second half of 2016.

7.	Stock-Based Compensation

We issue stock-based incentive awards to our eligible employees and Directors under the 2002 Employee Stock Incentive Plan and a Director Deferred Stock Ownership Plan. The 2002 Employee Stock Incentive Plan permits the granting of nonqualified stock options, stock appreciation rights, performance stock, restricted stock and other stock-based awards.

Stock-based compensation for the periods ended June 30 is as follows:

(in millions)	Three Months		Six Months
	2016	2015	2016	2015
Stock option expense [1]	$2	$3	$4	$9
Restricted stock and unit awards expense	18	16	30	28
Total stock-based compensation expense	$20	$19	$34	$37

[1]	There were a minimal amount of stock options granted in 2015. During 2015, the Company stopped granting stock options.

During the six months ended June 30, 2016, the Company granted 0.5 million shares of restricted stock and unit awards, which had a weighted average grant date fair value of $99.43 per share. Total unrecognized compensation expense related to unvested restricted stock and unit awards as of June 30, 2016 was $81 million, which is expected to be recognized over a weighted average period of 1.9 years.

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

Share repurchases for the periods ended June 30 were as follows:

(in millions, except average price)	Three Months		Six Months
	2016	2015	2016	2015
Total number of shares purchased	1.4	1.6	3.5	2.6
Average price paid per share [1]	$107.74	$104.82	$98.05	$104.62
Total cash utilized [1]	$147	$164	$347	$274

[1]
In December of 2015, 0.3 million shares were repurchased for approximately $26 million, which settled in January of 2016. Cash used for financing activities only reflects those shares which settled during the six months ended June 30, 2016 resulting in $373 million of cash used to repurchase shares.

Our purchased shares may be used for general corporate purposes, including the issuance of shares for stock compensation plans and to offset the dilutive effect of the exercise of employee stock options. As of June 30, 2016, approximately 31.9 million shares remained available under the current share repurchase program which has no expiration date and purchases under this program may be made from time to time on the open market and in private transactions, depending on market conditions.

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

Noncontrolling interests that do not contain such redemption features are presented in equity.

Changes to redeemable noncontrolling interest during the six months ended June 30, 2016 were as follows:

(in millions)
Balance as of December 31, 2015	$920
Net income attributable to noncontrolling interest	53
Distributions payable to noncontrolling interest	(52)
Redemption value adjustment	(1)
Balance as of June 30, 2016	$920

Accumulated Other Comprehensive Loss

The following table summarizes the changes in the components of accumulated other comprehensive loss for the six months ended June 30, 2016:

(in millions)	Foreign Currency Translation Adjustment	Pension and Postretirement Benefit Plans		Unrealized Gain (Loss) on Forward Exchange Contracts		Accumulated Other Comprehensive Loss
Balance as of December 31, 2015	$(193)	$(406)		$(1)		$(600)
Other comprehensive income before reclassifications	(41)	7		4		(30)
Reclassifications from accumulated other comprehensive loss to net earnings	—	5	[1]	(2)	[2]	3
Net other comprehensive income	(41)	12		2		(27)
Balance as of June 30, 2016	$(234)	$(394)		$1		$(627)

[1]	See Note 6 — Employee Benefits for additional details of items reclassed from accumulated other comprehensive loss to net earnings.

[2]	See Note 5 — Derivative Instruments for additional details of items reclassed from accumulated other comprehensive loss to net earnings.

The net actuarial loss and prior service cost related to pension and other postretirement benefit plans included in other comprehensive income is net of a tax provision of $2 million for the six months ended June 30, 2016.

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

The calculation for basic and diluted EPS for the periods ended June 30 is as follows:

(in millions, except per share amounts)	Three Months		Six Months
	2016	2015	2016	2015
Amounts attributable to S&P Global Inc. common shareholders:
Net income	$383	$353	$677	$656

Basic weighted-average number of common shares outstanding	264.5	273.1	264.7	273.3
Effect of stock options and other dilutive securities	2.2	2.6	2.3	2.7
Diluted weighted-average number of common shares outstanding	266.7	275.7	267.0	276.0

Earnings per share attributable to S&P Global Inc. common shareholders:
Net income:
Basic	$1.45	$1.29	$2.56	$2.40
Diluted	$1.44	$1.28	$2.54	$2.38

We have certain stock options and restricted performance shares that are potentially excluded from the computation of diluted EPS. The effect of the potential exercise of stock options is excluded when the average market price of our common stock is lower than the exercise price of the related option during the period or when a net loss exists because the effect would have been antidilutive. Additionally, restricted performance shares are excluded because the necessary vesting conditions had not been met or when a net loss exists. For the three and six months ended June 30, 2016 and 2015, there were no stock options excluded. Restricted performance shares outstanding of 1.2 million and 1.7 million as of June 30, 2016 and 2015, respectively, were excluded.

10.	Restructuring

During 2016 and 2015, we continued to evaluate our cost structure and further identified cost savings associated with streamlining our management structure and our decision to exit non-strategic businesses. Our 2016 and 2015 restructuring plans consisted of a workforce reduction of approximately 70 and 550 positions, respectively, and are further detailed below. The charges for the restructuring plan are classified as selling and general expenses within the consolidated statements of income and the reserves are included in other current liabilities in the consolidated balance sheets.

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

The initial restructuring charge recorded and the ending reserve balance as of June 30, 2016 by segment is as follows:

	2016 Restructuring Plans		2015 Restructuring Plans
(in millions)	Initial Charge Recorded	Ending Reserve Balance	Initial Charge Recorded	Ending Reserve Balance
S&P Global Ratings	$8	$7	$18	$9
S&P Global Market Intelligence	—	—	31	13
S&P Global Platts	3	3	3	1
Corporate	—	—	11	7
Total	$11	$10	$63	$30

We recorded a pre-tax restructuring charge of $11 million for the 2016 restructuring plan during the six months ended June 30, 2016 and have reduced the reserve for the 2016 restructuring plan by $1 million. The ending reserve balance for the 2015 restructuring plan was $50 million as of December 31, 2015. For the six months ended June 30, 2016, we have reduced the reserve for the 2015 restructuring plan by $20 million.

11.	Segment and Related Information

We have four reportable segments: S&P Global Ratings, S&P Global Market Intelligence, S&P DJ Indices and S&P Global Platts. Our Chief Executive Officer is our chief operating decision-maker and evaluates performance of our segments and allocates resources based primarily on operating profit. Segment operating profit does not include unallocated expense or interest expense as these are costs that do not affect the operating results of our segments.

A summary of operating results by segment for the periods ended June 30 is as follows:

Three Months	2016		2015
(in millions)	Revenue	Operating Profit	Revenue	Operating Profit
S&P Global Ratings [1]	$682	$396	$658	$361
S&P Global Market Intelligence [2]	416	93	324	63
S&P DJ Indices [3]	153	100	148	96
S&P Global Platts [4]	255	93	234	87
Intersegment elimination [5]	(24)	—	(22)	—
Total operating segments	1,482	682	1,342	607
Unallocated expense [6]	—	(31)	—	(25)
Total	$1,482	$651	$1,342	$582

Six Months	2016		2015
(in millions)	Revenue	Operating Profit	Revenue	Operating Profit
S&P Global Ratings [1]	$1,234	$658	$1,264	$652
S&P Global Market Intelligence [2]	824	173	644	125
S&P DJ Indices [3]	304	200	291	191
S&P Global Platts [4]	509	196	459	173
Intersegment elimination [5]	(48)	—	(43)	—
Total operating segments	2,823	1,227	2,615	1,141
Unallocated expense [6]	—	(64)	—	(58)
Total	$2,823	$1,163	$2,615	$1,083

[1]
Operating profit for the three and six months ended June 30, 2016 includes a benefit related to legal settlement insurance recoveries of $37 million and $52 million, respectively, partially offset by legal settlement charges of $3 million and $6 million, respectively. Operating profit for the three and six months ended June 30, 2015 includes a benefit related to legal settlement insurance recoveries of $45 million and $80 million, respectively, partially offset by legal settlement charges of $4 million and $34 million, respectively. Additionally, the three and six months ended June 30, 2016 and 2015 includes restructuring charges of $6 million and $8 million, respectively. Operating profit also includes amortization of intangibles from acquisitions of $1 million for the three months ended June 30, 2016 and 2015 and $3 million and $2 million for the six months ended June 30, 2016 and 2015, respectively.

[2]
Operating profit includes disposition-related costs of $8 million for the three and six months ended June 30, 2016 and a technology related impairment charge of $24 million for the six months ended June 30, 2016. Additionally, restructuring charges of $12 million are included for the three and six months ended June 30, 2015. Operating profit also includes amortization of intangibles from acquisitions of $18 million and $36 million for the three and six months ended June 30, 2016, respectively, and $6 million and $12 million for the three and six months ended June 30, 2015, respectively.

[3]	Operating profit includes amortization of intangibles from acquisitions of $1 million for the three months ended June 30, 2016 and 2015 and $3 million for the six months ended June 30, 2016 and 2015.

[4]
Operating profit for the three and six months ended June 30, 2016 includes disposition-related costs of $2 million and $4 million, respectively. Additionally, restructuring charges of $1 million are included for the three and six months ended June 30, 2015. Operating profit also includes amortization of intangibles from acquisitions of $3 million for the three months ended June 30, 2016 and 2015 and $5 million and $6 million for the six months ended June 30, 2016 and 2015, respectively.

[5]
Revenue for S&P Global Ratings and expenses for S&P Global Market Intelligence include an intersegment royalty charged to S&P Global Market Intelligence for the rights to use and distribute content and data developed by S&P Global Ratings.

[6]
The three and six months ended June 30, 2016 includes $3 million from a disposition-related reserve release. The three and six months ended June 30, 2015 include a gain of $11 million related to the sale of our interest in a legacy McGraw Hill Construction investment. See Note 2 — Acquisitions and Divestitures for additional information. Additionally, restructuring charges of $1 million are included for the three and six months ended June 30, 2015.

The following provides revenue by geographic region for the periods ended June 30:

(in millions)	Three Months		Six Months
	2016	2015	2016	2015
U.S.	$910	$810	$1,750	$1,575
European region	339	310	636	617
Asia	156	151	293	279
Rest of the world	77	71	144	144
Total	$1,482	$1,342	$2,823	$2,615

See Note 2 — Acquisitions and Divestitures and Note 10 — Restructuring for additional actions that impacted the segment operating results.

12.	Commitments and Contingencies

Related Party Agreements

In June of 2012, we entered into a new license agreement (the "License Agreement") with the holder of S&P Dow Jones Indices LLC noncontrolling interest, CME Group, which replaced the 2005 license agreement between S&P DJ Indices and CME Group. Under the terms of the License Agreement, S&P Dow Jones Indices LLC receives a share of the profits from the trading and clearing of CME Group's equity index products. During the three and six months ended June 30, 2016, S&P Dow Jones Indices LLC earned $18 million and $40 million, respectively, of revenue under the terms of the License Agreement. The entire amount of this revenue is included in our consolidated statement of income and the portion related to the 27% noncontrolling interest is removed in net income attributable to noncontrolling interests.

Legal & Regulatory Matters

In the normal course of business both in the United States and abroad, the Company, its subsidiary Standard & Poor’s Financial Services LLC (“S&P LLC”) and some of its other subsidiaries are defendants in a number of legal proceedings and are often the subject of government and regulatory proceedings, investigations and inquiries. Many of these proceedings, investigations and inquiries relate to the ratings activity of S&P Global Ratings brought by issuers and alleged purchasers of rated securities. In addition, various government and self-regulatory agencies frequently make inquiries and conduct investigations into our compliance with applicable laws and regulations, including those related to ratings activities and antitrust matters. Any of these proceedings, investigations or inquiries could ultimately result in adverse judgments, damages, fines, penalties or activity restrictions, which could adversely impact our consolidated financial condition, cash flows, business or competitive position.

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
S&P Global Ratings
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
U.S. Securities and Exchange Commission
As a nationally recognized statistical rating organization registered with the SEC under Section 15E of the Securities Exchange Act of 1934, S&P Global Ratings is in ongoing communication with the staff of the SEC regarding compliance with its extensive obligations under the federal securities laws. Although S&P Global Ratings seeks to promptly address any compliance issues that it detects or that the staff of the SEC raises, there can be no assurance that the SEC will not seek remedies against S&P Global Ratings for one or more compliance deficiencies.
Trani Prosecutorial Proceeding
The prosecutor in the Italian city of Trani has obtained criminal indictments against several current and former S&P Global Ratings managers and ratings analysts for alleged market manipulation, and against Standard & Poor’s Credit Market Services Europe under Italy’s vicarious liability statute, for having allegedly failed to properly supervise the ratings analysts and prevent them from committing market manipulation. The prosecutor’s theories are based on various actions by S&P Global Ratings taken with respect to Italian sovereign debt between May of 2011 and January of 2012. Trial commenced in February of 2015 and is ongoing. Apart from criminal penalties that might be imposed following a conviction, such conviction could also lead to civil damages claims and other sanctions against Standard & Poor's Credit Market Services Europe or the Company. Such claims and sanctions cannot be quantified at this stage.

Shareholder Derivative Actions
In August of 2015, two purported shareholders commenced a putative derivative action on behalf of the Company in New York State Supreme Court titled Retirement Plan for General Employees of the City of North Miami Beach and Robin Stein v. Harold McGraw III, et al. The complaint asserts claims for, inter alia, breach of fiduciary duty, waste of corporate assets, and mismanagement against the board of directors, certain former directors of the Company, and three former S&P Global Ratings employees. Plaintiffs seek recovery from the defendants based on allegations that S&P Global Ratings’ credit ratings practices for certain residential mortgage-backed securities and collateralized debt obligations misrepresented the credit risks of those securities, allegedly resulting in losses to the Company. The Company and the individual defendants filed motions to dismiss the complaint in October of 2015. Plaintiffs filed an opposition in December of 2015, and the Company and the individual defendants filed their reply on January 8, 2016.
On January 28, 2016, a different purported shareholder commenced a separate putative derivative action on behalf of the Company in New York State Supreme Court titled L.A. Grika v. Harold McGraw III, et al.  The allegations in the complaint are substantially similar to those in the North Miami Beach matter described above.  The complaint asserts claims for, inter alia, breach of fiduciary duty, aiding and abetting breaches of fiduciary duty, unjust enrichment, contribution and indemnification against Harold McGraw III, Douglas L. Peterson, and nine former S&P Global Ratings employees. The case was transferred to the judge presiding over the North Miami Beach action.  The Company and the individual defendants filed motions to dismiss the Grika complaint in May of 2016. Plaintiffs filed an opposition in June of 2016, and the Company and the individual defendants filed their reply on July 22, 2016.
The court has not yet scheduled a date for oral argument on the motions to dismiss in either the North Miami or the Grika actions.
The City of Swan
Australian government municipal councils filed suit against the Company and S&P International LLC in a representative action in April of 2013 in connection with alleged investment losses in eight synthetic collateralized debt obligations (“CDOs”) rated by S&P Global Ratings. These same CDOs were at issue in an earlier lawsuit brought by the plaintiffs against its investment advisor, Lehman Brothers Australia (“LBA”), in which the plaintiffs secured a judgment against LBA, which is now in liquidation. The plaintiffs claim total losses of AUD$327 million from these investments and are seeking recovery from both LBA and the Company. On February 19, 2016, the Company reached a settlement with the plaintiffs to resolve the claims in this action. Under the settlement, the Company agreed to and made a payment of AUD$144 million. The federal court approved the settlement on April 12, 2016.

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

In May of 2014, the FASB and the International Accounting Standards Board (“IASB”) issued jointly a converged standard on the recognition of revenue from contracts with customers, which is intended to improve the financial reporting of revenue and comparability of the top line in financial statements globally. The core principle of the new standard is for the recognition of revenue to depict the transfer of goods or services to customers in amounts that reflect the payment to which the company expects to be entitled in exchange for those goods or services. The new standard will also result in enhanced revenue disclosures, provide guidance for transactions that were not previously addressed comprehensively and improve guidance for multiple-element arrangements. In August of 2015, the FASB issued guidance deferring the effective date of the new revenue standard by one year. The new guidance will be effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Subsequently, the FASB issued implementation guidance related to the new revenue standard, including the following: In March of 2016, the FASB issued guidance to clarify the implementation guidance on principal versus agent considerations; in April of 2016, the FASB clarified guidance on performance obligations and the licensing implementation guidance; in May of 2016, the FASB issued a practical expedient in response to identified implementation issues. While we will continue with our evaluation process, initially, we believe this guidance may have an impact on the accounting for certain proprietary consulting arrangements in our S&P Global Platts segment as well as the accounting for certain integrated desktop service revenue arrangements offered in our S&P Global Market Intelligence segment.

14.	Condensed Consolidating Financial Statements

On May 26, 2015, we issued $700 million of 4.0% senior notes due in 2025. On August 18, 2015, we issued $2.0 billion of senior notes, consisting of $400 million of 2.5% senior notes due in 2018, $700 million of 3.3% senior notes due in 2020 and $900 million of 4.4% senior notes due in 2026.

The senior notes described above are fully and unconditionally guaranteed by Standard & Poor's Financial Services LLC, a 100% owned subsidiary of the Company. The following condensed consolidating financial statements present the results of operations, financial position and cash flows of S&P Global Inc., Standard & Poor's Financial Services LLC, and the Non-Guarantor Subsidiaries of S&P Global Inc. and Standard & Poor's Financial Services LLC, and the eliminations necessary to arrive at the information for the Company on a consolidated basis.

	Statement of Income
	Three Months Ended June 30, 2016
	(Unaudited)
(in millions)	S&P Global Inc.	Standard & Poor's Financial Services LLC	Non-Guarantor Subsidiaries	Eliminations	S&P Global Inc. Consolidated
Revenue	$171	$413	$930	$(32)	$1,482
Expenses:
Operating-related expenses	26	93	382	(32)	469
Selling and general expenses	33	62	222	—	317
Depreciation	10	2	10	—	22
Amortization of intangibles	—	—	23	—	23
Total expenses	69	157	637	(32)	831
Operating profit	102	256	293	—	651
Interest expense (income), net	44	—	(2)	—	42
Non-operating intercompany transactions	95	(37)	(199)	141	—
Income before taxes on income	(37)	293	494	(141)	609
Provision for taxes on income	(17)	111	103	—	197
Equity in net income of subsidiaries	617	72	—	(689)	—
Net income	$597	$254	$391	$(830)	$412
Less: net income attributable to noncontrolling interests	—	—	—	(29)	(29)
Net income attributable to S&P Global Inc.	$597	$254	$391	$(859)	$383
Comprehensive income	$545	$261	$409	$(850)	$365

	Statement of Income
	Six Months Ended June 30, 2016
	(Unaudited)
(in millions)	S&P Global Inc.	Standard & Poor's Financial Services LLC	Non-Guarantor Subsidiaries	Eliminations	S&P Global Inc. Consolidated
Revenue	$342	$754	$1,789	$(62)	$2,823
Expenses:
Operating-related expenses	52	231	705	(62)	926
Selling and general expenses	51	97	499	—	647
Depreciation	19	5	16	—	40
Amortization of intangibles	—	—	47	—	47
Total expenses	122	333	1,267	(62)	1,660
Operating profit	220	421	522	—	1,163
Interest expense (income), net	86	—	(3)	—	83
Non-operating intercompany transactions	169	(42)	(697)	570	—
Income before taxes on income	(35)	463	1,222	(570)	1,080
Provision for taxes on income	(18)	167	196	—	345
Equity in net income of subsidiaries	1,408	144	—	(1,552)	—
Net income	$1,391	$440	$1,026	$(2,122)	$735
Less: net income attributable to noncontrolling interests	—	—	—	(58)	(58)
Net income attributable to S&P Global Inc.	$1,391	$440	$1,026	$(2,180)	$677
Comprehensive income	$1,347	$446	$1,055	$(2,140)	$708

	Statement of Income
	Three Months Ended June 30, 2015
	(Unaudited)
(in millions)	S&P Global Inc.	Standard & Poor's Financial Services LLC	Non-Guarantor Subsidiaries	Eliminations	S&P Global Inc. Consolidated
Revenue	$161	$573	$636	$(28)	$1,342
Expenses:
Operating-related expenses	21	154	265	(28)	412
Selling and general expenses	1	101	224	—	326
Depreciation	10	5	7	—	22
Amortization of intangibles	1	—	10	—	11
Total expenses	33	260	506	(28)	771
Other income	—	—	(11)	—	(11)
Operating profit	128	313	141	—	582
Interest expense (income), net	20	—	(4)	—	16
Non-operating intercompany transactions	71	59	(130)	—	—
Income before taxes on income	37	254	275	—	566
Provision for taxes on income	11	99	75	—	185
Equity in net income of subsidiaries	338	68	—	(406)	—
Net income	$364	$223	$200	$(406)	$381
Less: net income attributable to noncontrolling interests	—	—	—	(28)	(28)
Net income attributable to S&P Global Inc.	$364	$223	$200	$(434)	$353
Comprehensive income	$384	$222	$262	$(405)	$463

	Statement of Income
	Six Months Ended June 30, 2015
	(Unaudited)
(in millions)	S&P Global Inc.	Standard & Poor's Financial Services LLC	Non-Guarantor Subsidiaries	Eliminations	S&P Global Inc. Consolidated
Revenue	$317	$1,117	$1,237	$(56)	$2,615
Expenses:
Operating-related expenses	53	311	515	(56)	823
Selling and general expenses	67	162	425	—	654
Depreciation	19	10	14	—	43
Amortization of intangibles	2	—	21	—	23
Total expenses	141	483	975	(56)	1,543
Other income	—	—	(11)	—	(11)
Operating profit	176	634	273	—	1,083
Interest expense (income), net	37	—	(5)	—	32
Non-operating intercompany transactions	129	91	(220)	—	—
Income before taxes on income	10	543	498	—	1,051
Provision for taxes on income	17	190	133	—	340
Equity in net income of subsidiaries	703	134	—	(837)	—
Net income	$696	$487	$365	$(837)	$711
Less: net income attributable to noncontrolling interests	—	—	—	(55)	(55)
Net income attributable to S&P Global Inc.	$696	$487	$365	$(892)	$656
Comprehensive income	$710	$486	$357	$(839)	$714

	Balance Sheet
	June 30, 2016
	(Unaudited)
(in millions)	S&P Global Inc.	Standard & Poor's Financial Services LLC	Non-Guarantor Subsidiaries	Eliminations	S&P Global Inc. Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$62	$—	$1,505	$—	$1,567
Accounts receivable, net of allowance for doubtful accounts	117	170	720	—	1,007
Intercompany receivable	41	1,798	1,160	(2,999)	—
Deferred income taxes	75	10	26	(1)	110
Prepaid and other current assets	107	—	94	—	201
Assets of businesses held for sale	22	—	552	—	574
Total current assets	424	1,978	4,057	(3,000)	3,459
Property and equipment, net of accumulated depreciation	123	1	118	—	242
Goodwill	17	—	2,874	(9)	2,882
Other intangible assets, net	—	—	1,483	—	1,483
Investments in subsidiaries	5,376	662	7,265	(13,303)	—
Intercompany loans receivable	17	374	1,834	(2,225)	—
Other non-current assets	71	21	133		225
Total assets	$6,028	$3,036	$17,764	$(18,537)	$8,291
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$70	$23	$85	$—	$178
Intercompany payable	2,569	282	148	(2,999)	—
Accrued compensation and contributions to retirement plans	100	23	142	—	265
Short-term debt	309	—	—	—	309
Unearned revenue	272	205	983	—	1,460
Other current liabilities	150	(62)	338		426
Liabilities of businesses held for sale	83	—	124	—	207
Total current liabilities	3,553	471	1,820	(2,999)	2,845
Long-term debt	3,470	—	—	—	3,470
Intercompany loans payable	10	—	2,215	(2,225)	—
Pension and postretirement benefits	209	—	51	—	260
Other non-current liabilities	(12)	84	300	(1)	371
Total liabilities	7,230	555	4,386	(5,225)	6,946
Redeemable noncontrolling interest	—	—	—	920	920
Equity:
Common stock	412	—	2,336	(2,336)	412
Additional paid-in capital	(233)	130	11,224	(10,677)	444
Retained income	6,961	2,345	121	(1,304)	8,123
Accumulated other comprehensive loss	(366)	6	(293)	26	(627)
Less: common stock in treasury	(7,976)	—	(10)	10	(7,976)
Total equity - controlling interests	(1,202)	2,481	13,378	(14,281)	376
Total equity - noncontrolling interests	—	—	—	49	49
Total equity	(1,202)	2,481	13,378	(14,232)	425
Total liabilities and equity	$6,028	$3,036	$17,764	$(18,537)	$8,291

	Balance Sheet
	December 31, 2015
(in millions)	S&P Global Inc.	Standard & Poor's Financial Services LLC	Non-Guarantor Subsidiaries	Eliminations	S&P Global Inc. Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$167	$—	$1,314	$—	$1,481
Accounts receivable, net of allowance for doubtful accounts	116	319	556	—	991
Intercompany receivable	208	1,872	1,273	(3,353)	—
Deferred income taxes	75	10	24	—	109
Prepaid and other current assets	120	13	80	(1)	212
Assets of businesses held for sale	4	—	499	—	503
Total current assets	690	2,214	3,746	(3,354)	3,296
Property and equipment, net of accumulated depreciation	141	3	126	—	270
Goodwill	17	40	2,816	9	2,882
Other intangible assets, net	—	—	1,522	—	1,522
Investments in subsidiaries	4,651	659	7,316	(12,626)	—
Intercompany loans receivable	16	368	1,733	(2,117)	—
Other non-current assets	67	19	127	—	213
Total assets	$5,582	$3,303	$17,386	$(18,088)	$8,183
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$71	$54	$81	$—	$206
Intercompany payable	2,144	675	535	(3,354)	—
Accrued compensation and contributions to retirement plans	127	89	167	—	383
Short-term debt	143	—	—	—	143
Unearned revenue	254	586	582	(1)	1,421
Other current liabilities	191	65	293	—	549
Liabilities of businesses held for sale	80	—	126	—	206
Total current liabilities	3,010	1,469	1,784	(3,355)	2,908
Long-term debt	3,468	—	—	—	3,468
Intercompany loans payable	21	—	2,096	(2,117)	—
Pension and postretirement benefits	230	—	46	—	276
Other non-current liabilities	(25)	98	295	—	368
Total liabilities	6,704	1,567	4,221	(5,472)	7,020
Redeemable noncontrolling interest	—	—	—	920	920
Equity:
Common stock	412	—	2,337	(2,337)	412
Additional paid-in capital	(184)	1,179	10,174	(10,694)	475
Retained income	6,701	557	987	(609)	7,636
Accumulated other comprehensive loss	(322)	—	(322)	44	(600)
Less: common stock in treasury	(7,729)	—	(12)	12	(7,729)
Total equity - controlling interests	(1,122)	1,736	13,164	(13,584)	194
Total equity - noncontrolling interests	—	—	1	48	49
Total equity	(1,122)	1,736	13,165	(13,536)	243
Total liabilities and equity	$5,582	$3,303	$17,386	$(18,088)	$8,183

	Statement of Cash Flows
	Six Months Ended June 30, 2016
	(Unaudited)
(in millions)	S&P Global Inc.	Standard & Poor's Financial Services LLC	Non-Guarantor Subsidiaries	Eliminations	S&P Global Inc. Consolidated
Operating Activities:
Net income	$1,391	$440	$1,026	$(2,122)	$735
Adjustments to reconcile net income to cash provided by operating activities from continuing operations:
Depreciation	19	5	16	—	40
Amortization of intangibles	—	—	47	—	47
Provision for losses on accounts receivable	1	1	6	—	8
Deferred income taxes	(4)	—	—	—	(4)
Stock-based compensation	10	7	17	—	34
Other	3	8	36	—	47
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	(7)	148	(180)	—	(39)
Prepaid and other current assets	(28)	13	(6)	—	(21)
Accounts payable and accrued expenses	(67)	(98)	(47)	—	(212)
Unearned revenue	18	(375)	395	—	38
Accrued legal and regulatory settlements	—	(108)	—	—	(108)
Other current liabilities	(25)	(25)	27	—	(23)
Net change in prepaid/accrued income taxes	64	—	9	—	73
Net change in other assets and liabilities	(31)	27	(40)	—	(44)
Cash provided by operating activities from continuing operations	1,344	43	1,306	(2,122)	571
Investing Activities:
Capital expenditures	(16)	(7)	(13)	—	(36)
Acquisitions, net of cash acquired	(40)	—	(12)	—	(52)
Cash used for investing activities from continuing operations	(56)	(7)	(25)	—	(88)
Financing Activities:
Additions to short-term debt, net	166	—	—	—	166
Dividends paid to shareholders	(191)	—	—	—	(191)
Dividends and other payments paid to noncontrolling interests	—	—	(57)	—	(57)
Repurchase of treasury shares	(373)	—	—	—	(373)
Exercise of stock options	64	—	1	—	65
Excess tax benefits from share-based payments	19	—	—	—	19
Intercompany financing activities	(1,038)	(36)	(1,048)	2,122	—
Cash used for financing activities from continuing operations	(1,353)	(36)	(1,104)	2,122	(371)
Effect of exchange rate changes on cash from continuing operations	(40)	—	14	—	(26)
Net change in cash and cash equivalents	(105)	—	191	—	86
Cash and cash equivalents at beginning of period	167	—	1,314	—	1,481
Cash and cash equivalents at end of period	$62	$—	$1,505	$—	$1,567

	Statement of Cash Flows
	Six Months Ended June 30, 2015
	(Unaudited)
(in millions)	S&P Global Inc.	Standard & Poor's Financial Services LLC	Non-Guarantor Subsidiaries	Eliminations	S&P Global Inc. Consolidated
Operating Activities:
Net income	$696	$487	$365	$(837)	$711
Adjustments to reconcile net income to cash provided by (used for) operating activities from continuing operations:
Depreciation	19	10	14	—	43
Amortization of intangibles	2	—	21	—	23
Provision for losses on accounts receivable	—	(2)	6	—	4
Deferred income taxes	(138)	161	143	—	166
Stock-based compensation	11	11	15	—	37
Other	9	29	13	—	51
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	1	(23)	(114)	—	(136)
Prepaid and other current assets	32	(3)	(53)	—	(24)
Accounts payable and accrued expenses	(99)	(43)	(115)	—	(257)
Unearned revenue	11	15	45	—	71
Accrued legal and regulatory settlements	—	(1,609)	—	—	(1,609)
Other current liabilities	(34)	(22)	(9)	—	(65)
Net change in prepaid/accrued income taxes	108	—	11	—	119
Net change in other assets and liabilities	62	3	(96)	—	(31)
Cash provided by (used for) operating activities from continuing operations	680	(986)	246	(837)	(897)
Investing Activities:
Capital expenditures	(18)	(4)	(20)	—	(42)
Acquisitions, net of cash acquired	—	—	(2)	—	(2)
Proceeds from dispositions	—	—	14	—	14
Changes in short-term investments	—	—	(7)	—	(7)
Cash used for investing activities from continuing operations	(18)	(4)	(15)	—	(37)
Financing Activities:
Proceeds from issuance of senior notes, net	690	—	—	—	690
Dividends paid to shareholders	(185)	—	—	—	(185)
Dividends and other payments paid to noncontrolling interests	—	—	(49)	—	(49)
Repurchase of treasury shares	(274)	—	—	—	(274)
Exercise of stock options	71	—	2	—	73
Excess tax benefits from share-based payments	38	—	—	—	38
Intercompany financing activities	(1,870)	990	43	837	—
Cash (used for) provided by financing activities from continuing operations	(1,530)	990	(4)	837	293
Effect of exchange rate changes on cash from continuing operations	(3)	—	(4)	—	(7)
Cash (used for) provided by continuing operations	(871)	—	223	—	(648)
Discontinued Operations:
Cash used for operating activities	—	—	(129)	—	(129)
Cash used for discontinued operations	—	—	(129)	—	(129)
Net change in cash and cash equivalents	(871)	—	94	—	(777)
Cash and cash equivalents at beginning of period	1,402	—	1,095	—	2,497
Cash and cash equivalents at end of period	$531	$—	$1,189	$—	$1,720

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

The following Management's Discussion and Analysis (“MD&A”) provides a narrative of the results of operations and financial condition of S&P Global Inc. (together with its consolidated subsidiaries, "S&P Global," the “Company,” “we,” “us” or “our”) for the three and six months ended June 30, 2016. The MD&A should be read in conjunction with the consolidated financial statements, accompanying notes and MD&A included in our Form 10-K for the year ended December 31, 2015 (our “Form 10-K”), which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The MD&A includes the following sections:

•	Overview

•	Results of Operations — Comparing the Three and Six Months Ended June 30, 2016 and 2015

•	Liquidity and Capital Resources

•	Reconciliation of Non-GAAP Financial Information

•	Critical Accounting Estimates

•	Recently Issued or Adopted Accounting Standards

•	Forward-Looking Statements

OVERVIEW

We are a leading provider of transparent and independent ratings, benchmarks, analytics and data to the capital and commodity markets worldwide.

On April 27, 2016, we changed our name to S&P Global Inc. from McGraw Hill Financial, Inc.

Our operations consist of four reportable segments: S&P Global Ratings, S&P Global Market Intelligence, S&P Dow Jones Indices ("S&P DJ Indices") and S&P Global Platts.

•	S&P Global Ratings is an independent provider of credit ratings, research and analytics, offering investors, issuers and market participants information, ratings and benchmarks.

•	S&P Global Market Intelligence is a global provider of multi-asset-class data, research and analytical capabilities, which integrate cross-asset analytics and desktop services.

•	S&P DJ Indices is a global index provider that maintains a wide variety of valuation and index benchmarks for investment advisors, wealth managers and institutional investors.

•
S&P Global Platts consists of business-to-business companies specializing in commercial and commodities markets that deliver their customers access to high-value information, data, analytic services and pricing and quality benchmarks.

The S&P Global Ratings segment includes S&P Global Ratings, which is registered with the U.S. Securities and Exchange Commission as a Nationally Recognized Statistical Rating Organization ("NRSRO"), as well as CRISIL, a global analytical company incorporated in India, and certain other ratings-related businesses.

In April of 2016, we entered into a definitive agreement to sell J.D. Power, included within our S&P Global Platts segment, for $1.1 billion to XIO Group, a global alternative investments firm headquartered in London. During the second quarter of 2016, we received regulatory approval to proceed with the sale and expect the transaction to close in the third quarter of 2016. In the fourth quarter of 2015, we began exploring strategic alternatives for J.D. Power and initiated an active program to sell the business. The assets and liabilities of J.D. Power have been classified as held for sale in our consolidated balance sheet as of June 30, 2016 and December 31, 2015.

In February of 2016, we entered into a definitive agreement to sell Standard & Poor’s Securities Evaluations, Inc. ("SPSE") and Credit Market Analysis ("CMA"), two businesses within our S&P Global Market Intelligence segment, to Intercontinental Exchange, an operator of global exchanges, clearing houses and data services. The sale is subject to extended regulatory anti-trust review and is expected to close shortly after completion of this extended review. As a result, we have classified the assets and liabilities of SPSE and CMA as held for sale in our consolidated balance sheet as of June 30, 2016.

Key results for the periods ended June 30 are as follows:

(in millions, except per share amounts)	Three Months			Six Months
	2016	2015	% Change 1	2016	2015	% Change 1
Revenue	$1,482	$1,342	10%	$2,823	$2,615	8%
Operating profit [2]	$651	$582	12%	$1,163	$1,083	7%
Operating margin %	44%	43%		41%	41%
Diluted earnings per share from continuing operations	$1.44	$1.28	12%	$2.54	$2.38	7%

[1]	% changes in the tables throughout the MD&A are calculated off of the actual number, not the rounded number presented.

[2]
Operating profit for the three and six months ended June 30, 2016 includes a benefit related to legal settlement insurance recoveries of $37 million and $52 million, respectively, partially offset by legal settlement charges of $3 million and $6 million, respectively, disposition-related costs of $10 million and $12 million, respectively, restructuring charges of $6 million and a $3 million disposition-related reserve release. Operating profit for the six months ended June 30, 2016 includes a technology related impairment charge of $24 million. Operating profit for the three and six months ended June 30, 2015 includes a benefit related to legal settlement insurance recoveries of $45 million and $80 million, respectively, partially offset by legal settlement charges of $4 million and $34 million, respectively, an $11 million gain related to the sale of our interest in a legacy McGraw Hill Construction investment and restructuring charges of $22 million. Operating profit also includes amortization of intangibles of $23 million and $47 million for the three and six months ended June 30, 2016, respectively, and $11 million and $23 million for the three and six months ended June 30, 2015, respectively.

Three Months

Revenue increased 10% driven by increases at all of our reportable segments. Excluding the favorable impact of revenue from acquisitions of 6 percentage points and the unfavorable impact of foreign exchange rates of 1 percentage point, revenue increased 5%. Revenue growth at S&P Global Market Intelligence was favorably impacted by the acquisition of SNL Financial ("SNL") in September of 2015 and annualized contract value growth primarily driven by the S&P Capital IQ Desktop, Global Risk Services and certain data feed products. The increase at S&P Global Ratings was primarily due to growth in bank loan ratings and corporate bond ratings revenue. The revenue increase at S&P Global Platts was primarily driven by continued demand for Platts’ proprietary content as annualized contract values increased, and the acquisition of Used Car Guide ("UCG") at J.D. Power in July of 2015. Revenue growth at S&P DJ Indices was primarily due to an increase in data revenue and higher volumes for exchange-traded derivatives.

Operating profit increased 12% primarily driven by revenue growth. Excluding the unfavorable impact of a gain on the sale of a non-core investment in 2015 of 2 percentage points, higher amortization of intangibles from acquisitions of 2 percentage points, disposition-related costs of 2 percentage points and higher insurance recoveries in 2015 of 1 percentage point, partially offset by the favorable impact of higher restructuring charges in 2015 of 3 percentage points and a disposition-related reserve release of 1 percentage point, operating profit increased 16%.

Six Months

Revenue increased 8% driven by increases at S&P Global Market Intelligence, S&P Global Platts and S&P DJ Indices, partially offset by a decrease at S&P Global Ratings. Excluding the favorable impact of revenue from acquisitions of 6 percentage points and the unfavorable impact of foreign exchange rates of less than 1 percentage point, revenue increased 2%. Revenue growth at S&P Global Market Intelligence was favorably impacted by the acquisition of SNL in September of 2015 and annualized contract value growth primarily driven by the S&P Capital IQ Desktop, Global Risk Services and certain data feed products. The revenue increase at S&P Global Platts was primarily driven by continued demand for Platts’ proprietary content as annualized contract values increased, and the acquisition of UCG at J.D. Power in July of 2015. Revenue growth at S&P DJ Indices was primarily driven by higher volumes for exchange-traded derivatives and an increase in data revenue, partially offset by the unfavorable impact of lower average levels of assets under management ("AUM") for exchange traded funds ("ETFs") in the first quarter of 2016. These increases were partially offset by a decrease at S&P Global Ratings driven by the unfavorable impact of reduced market issuance in the U.S. and European region in the first quarter of 2016 combined with a decrease in structured finance revenue.

Operating profit increased 7% primarily driven by revenue growth at S&P Global Market Intelligence, S&P Global Platts and S&P DJ Indices. S&P Global Ratings also contributed to operating profit growth due to decreased costs, partially offset by the decrease in revenue discussed above. Excluding the unfavorable impact of a technology related impairment charge of 2 percentage points, higher amortization of intangibles from acquisitions of 2 percentage points, disposition-related costs of 1 percentage point and the impact of a gain on the sale of a non-core investment in 2015 of 1 percentage point, partially offset by the favorable impact of higher restructuring charges in 2015 of 2 percentage points, operating profit increased 12%.

Our Strategy

We are a leading provider of transparent and independent ratings, benchmarks, analytics and data to the capital and commodity markets worldwide. Our purpose is to provide the intelligence that is essential for companies, governments and individuals to make decisions with conviction. We seek to deliver on this purpose within the framework of our core values of integrity, excellence and relevance.

There can be no assurance that we will achieve success in implementing any one or more of these strategies as a variety of factors could unfavorably impact operating results, including prolonged difficulties in the global credit markets and a change in the regulatory environment affecting our businesses.

RESULTS OF OPERATIONS — COMPARING THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015

Consolidated Review

(in millions)	Three Months			Six Months
	2016	2015	% Change	2016	2015	% Change
Revenue	$1,482	$1,342	10%	$2,823	$2,615	8%
Total Expenses:
Operating-related expenses	469	412	14%	926	823	12%
Selling and general expenses	317	326	(3)%	647	654	(1)%
Depreciation and amortization	45	33	35%	87	66	32%
Total expenses	831	771	8%	1,660	1,543	7%
Other income	—	(11)	N/M	—	(11)	N/M
Operating profit	651	582	12%	1,163	1,083	7%
Interest expense, net	42	16	N/M	83	32	N/M
Provision for taxes on income	197	185	7%	345	340	1%
Net income	412	381	8%	735	711	4%
Less: net income attributable to noncontrolling interests	(29)	(28)	5%	(58)	(55)	7%
Net income attributable to S&P Global Inc.	$383	$353	9%	$677	$656	3%
N/M - not meaningful

Revenue

The following table provides consolidated revenue information for the periods ended June 30:

(in millions)	Three Months			Six Months
	2016	2015	% Change	2016	2015	% Change
Revenue	$1,482	$1,342	10%	$2,823	$2,615	8%

Subscription / Non-transaction revenue	$904	$782	15%	$1,785	$1,542	16%
Asset linked fees	$92	$92	—%	$178	$184	(3)%
Non-subscription / Transaction revenue	$486	$468	4%	$860	$889	(3)%
% of total revenue:
Subscription / Non-transaction revenue	61%	58%		63%	59%
Asset linked fees	6%	7%		6%	7%
Non-subscription / Transaction revenue	33%	35%		31%	34%

U.S. revenue	$910	$810	12%	$1,750	$1,575	11%
International revenue:
European region	339	310	9%	636	617	3%
Asia	156	151	4%	293	279	5%
Rest of the world	77	71	8%	144	144	—%
Total international revenue	$572	$532	7%	$1,073	$1,040	3%
% of total revenue:
U.S. revenue	61%	60%		62%	60%
International revenue	39%	40%		38%	40%

Three Months

Subscription / non-transaction revenue increased 15% primarily from growth in S&P Global Market Intelligence's average contract values driven by an expansion in new and existing accounts as well as continued demand for Platts’ proprietary content. Non-subscription / transaction revenue increased 4% primarily due to an increase in U.S. bank loan ratings revenue and corporate bond ratings revenue at S&P Global Ratings and higher volumes for exchange traded derivatives at S&P DJ Indices. Subscription / non-transaction revenue growth was also favorably impacted by the acquisitions of SNL and UCG in September of 2015 and July of 2015, respectively. See “Segment Review” below for further information.

The unfavorable impact of foreign exchange rates reduced revenue by 1 percentage point. This impact refers to constant currency comparisons estimated by recalculating current year results of foreign operations using the average exchange rate from the prior year.

Six Months

Subscription / non-transaction revenue increased 16% primarily from growth in S&P Global Market Intelligence's average contract values driven by an expansion in new and existing accounts as well as continued demand for Platts’ proprietary content. Asset linked fees decreased 3% due to the impact of lower average assets under management for ETFs in the first quarter of 2016. Non-subscription / transaction revenue decreased 3% primarily due to reduced market issuance in the U.S. and European region at S&P Global Ratings in the first quarter of 2016 combined with a decrease in structured finance revenue, partially offset by higher volumes for exchange traded derivatives at S&P DJ Indices. Subscription / non-transaction revenue growth was also favorably impacted by the acquisitions of SNL and UCG in September of 2015 and July of 2015, respectively. See “Segment Review” below for further information.

The unfavorable impact of foreign exchange rates reduced revenue by less than 1 percentage point. This impact refers to constant currency comparisons estimated by recalculating current year results of foreign operations using the average exchange rate from the prior year.

Total Expenses

The following tables provide an analysis by segment of our operating-related expenses and selling and general expenses for the periods ended June 30:

Three Months

(in millions)	2016		2015		% Change
	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses
S&P Global Ratings [1]	$198	$79	$184	$102	7%	(22)%
S&P Global Market Intelligence [2]	177	120	144	105	22%	14%
S&P DJ Indices	34	17	32	18	6%	(4)%
S&P Global Platts [3]	85	71	74	66	14%	8%
Intersegment eliminations [4]	(25)	—	(22)	—	(14)%	N/M
Total segments	469	288	412	291	14%	(1)%
Unallocated expense [5]	—	29	—	35	N/M	(17)%
Total	$469	$317	$412	$326	14%	(3)%
N/M - not meaningful

[1]
In 2016 and 2015, selling and general expenses includes a benefit related to legal settlement insurance recoveries of $37 million and $45 million, respectively, partially offset by legal settlement charges of $3 million and $4 million, respectively. Additionally, 2016 and 2015 includes restructuring charges of $6 million and $8 million, respectively.

[2]	In 2016, selling and general expenses includes disposition-related costs of $8 million. Additionally, 2015 includes restructuring charges of $12 million.

[3]	In 2016, selling and general expenses includes disposition-related costs of $2 million and 2015 includes restructuring charges of $1 million.

[4]	Intersegment elimination relates to a royalty charged to S&P Global Market Intelligence for the rights to use and distribute content and data developed by S&P Global Ratings.

[5]
In 2016, selling and general expenses includes a $3 million disposition-related reserve release. In 2015, selling and general expenses include a gain of $11 million related to the sale of our interest in a legacy McGraw Hill Construction investment and restructuring charges.

Operating-Related Expenses

Operating-related expenses increased 14%. Increases at S&P Global Market Intelligence and S&P Global Platts were primarily driven by the acquisitions of SNL in September of 2015 and UCG in July of 2015, respectively. Increases at S&P Global Ratings and S&P DJ Indices were due to higher compensation costs related to additional headcount.

Intersegment eliminations primarily relate to a royalty charged to S&P Global Market Intelligence for the rights to use and distribute content and data developed by S&P Global Ratings.

Selling and General Expenses

Selling and general expenses decreased 3%. Excluding the unfavorable impact of a gain on the sale of a non-core investment in 2015 of 3 percentage points, disposition-related costs of 2 percentage points and insurance recoveries of 2 percentage points, partially offset by the favorable impact of higher restructuring charges in 2015 of 4 percentage points and disposition-related reserve release of 1 percentage point, selling and general expenses decreased 5%. Decreases at S&P Global Ratings driven by decreased costs related to the implementation of the Dodd-Frank Wall Street Reform of the Consumer Protection Act were partially offset by increases at S&P Global Market Intelligence and S&P Global Platts driven by the acquisitions of SNL in September of 2015 and UCG in July of 2015, respectively.

Depreciation and Amortization

Depreciation and amortization increased compared to the second quarter of 2015 due to higher intangible asset amortization in 2016 from the acquisitions of SNL in September of 2015 and UCG in July of 2015.

Six Months

(in millions)	2016		2015		% Change
	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses
S&P Global Ratings [1]	$393	$166	$368	$223	7%	(25)%
S&P Global Market Intelligence [2]	348	251	288	209	21%	20%
S&P DJ Indices	69	31	64	32	8%	(5)%
S&P Global Platts [3]	164	138	148	125	11%	10%
Intersegment eliminations [4]	(48)	—	(43)	—	(12)%	N/M
Total segments	926	586	824	589	12%	(1)%
Unallocated expense [5]	—	61	(1)	65	N/M	(7)%
Total	$926	$647	$823	$654	12%	(1)%
N/M - not meaningful

[1]
In 2016 and 2015, selling and general expenses includes a benefit related to legal settlement insurance recoveries of $52 million and $80 million, respectively, partially offset by legal settlement charges of $6 million and $34 million, respectively. Additionally, 2016 and 2015 includes restructuring charges of $6 million and $8 million, respectively.

[2]
In 2016, selling and general expenses includes a technology related impairment charge of $24 million and disposition-related costs of $8 million. Operating profit for 2015 includes restructuring charges of $12 million.

[3]	Operating profit for 2016 includes disposition-related costs of $4 million and 2015 includes restructuring charges of $1 million.

[4]	Intersegment elimination relates to a royalty charged to S&P Global Market Intelligence for the rights to use and distribute content and data developed by S&P Global Ratings.
5 In 2016, selling and general expenses includes a $3 million disposition-related reserve release. In 2015, selling and general expenses include a gain of $11 million related to the sale of our interest in a legacy McGraw Hill Construction investment and restructuring charges.

Operating-Related Expenses

Operating-related expenses increased 12%. Increases at S&P Global Market Intelligence and S&P Global Platts were primarily driven by the acquisitions of SNL in September of 2015 and UCG in July of 2015, respectively. Increases at S&P Global Ratings and S&P DJ Indices were due to higher compensation costs related to additional headcount.

Intersegment eliminations primarily relate to a royalty charged to S&P Global Market Intelligence for the rights to use and distribute content and data developed by S&P Global Ratings.

Selling and General Expenses

Selling and general expenses decreased 1%. Excluding the unfavorable impact of a technology related impairment charge of 3 percentage points, disposition-related costs of 2 percentage points and a gain on the sale of a non-core investment in 2015 of 2 percentage points, partially offset by the favorable impact of higher restructuring charges in 2015 of 2 percentage points, selling and general expenses decreased 5%. Decreases at S&P Global Ratings driven by lower incentive costs, decreased costs related to the implementation of the Dodd-Frank Wall Street Reform of the Consumer Protection Act and reduced legal fees following the resolution of a number of significant legal matters were partially offset by increases at S&P Global Market Intelligence and S&P Global Platts driven by the acquisitions of SNL in September of 2015 and UCG in July of 2015, respectively.

Depreciation and Amortization

Depreciation and amortization increased compared to the second quarter of 2015 due to higher intangible asset amortization in 2016 from the acquisitions of SNL in September of 2015 and UCG in July of 2015.

Other Income
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
The tables below reconcile segment operating profit to total operating profit for the periods ended June 30:

Three Months

(in millions)	2016	2015	% Change
S&P Global Ratings [1]	$396	$361	10%
S&P Global Market Intelligence [2]	93	63	48%
S&P DJ Indices [3]	100	96	5%
S&P Global Platts [4]	93	87	7%
Total segment operating profit	682	607	12%
Unallocated expense [5]	(31)	(25)	23%
Total operating profit	$651	$582	12%

[1]
Operating profit for 2016 and 2015 includes a benefit related to legal settlement insurance recoveries of $37 million and $45 million, respectively, partially offset by legal settlement charges of $3 million and $4 million, respectively. Additionally, 2016 and 2015 includes restructuring charges of $6 million and $8 million, respectively. Operating profit for 2016 and 2015 also includes amortization of intangibles from acquisitions of $1 million.

[2]
Operating profit for 2016 includes disposition-related costs of $8 million. Additionally, 2015 includes restructuring charges of $12 million. Operating profit for 2016 and 2015 also includes amortization of intangibles from acquisitions of $18 million and $6 million, respectively.

[3]	Operating profit for 2016 and 2015 includes amortization of intangibles from acquisitions of $1 million.

[4]
Operating profit for 2016 includes disposition-related costs of $2 million and 2015 includes restructuring charges of $1 million. Operating profit for 2016 and 2015 also includes amortization of intangibles from acquisitions of $3 million.

[5]
In 2016, selling and general expenses includes a $3 million disposition-related reserve release. In 2015, selling and general expenses include a gain of $11 million related to the sale of our interest in a legacy McGraw Hill Construction investment and restructuring charges.

Segment Operating Profit — Increased 12% as compared to the second quarter of 2015. Excluding the unfavorable impact of higher amortization of intangibles related to acquisitions of 2 percentage points, disposition-related costs of 2 percentage points and insurance recoveries of 1 percentage point, partially offset by the favorable impact of higher restructuring charges recorded in 2015 of 3 percentage points, segment operating profit increased 15%. Revenue growth at S&P Global Market Intelligence, S&P Global Ratings, S&P Global Platts and S&P DJ Indices were the primary drivers for the increase. See “Segment Review” below for further information.

Unallocated Expense — These expenses, included in selling and general expenses, mainly include costs for corporate center functions, select initiatives and unoccupied office space. Unallocated expense increased $6 million or 23% as compared to the second quarter of 2015. Excluding the unfavorable impact of a gain on the sale of a non-core investment in 2015 of 43 percentage points, partially offset by the favorable impact of a disposition-related reserve release of 12 percentage points and higher restructuring charges in 2015 of 5 percentage points, unallocated expense decreased $1 million or 4%.

Foreign exchange rates had a favorable impact on operating profit of 3 percentage points. This impact refers to constant currency comparisons and the remeasurement of monetary assets and liabilities. Constant currency impacts are estimated by re-calculating current year results of foreign operations using the average exchange rate from the prior year. Remeasurement impacts are based on the variance between current-year and prior-year foreign exchange rate fluctuations on assets and liabilities denominated in currencies other than the individual businesses functional currency.

Six Months

(in millions)	2016	2015	% Change
S&P Global Ratings [1]	$658	$652	1%
S&P Global Market Intelligence [2]	173	125	39%
S&P DJ Indices [3]	200	191	5%
S&P Global Platts [4]	196	173	13%
Total segment operating profit	1,227	1,141	8%
Unallocated expense [5]	(64)	(58)	11%
Total operating profit	$1,163	$1,083	7%

[1]
Operating profit for 2016 and 2015 includes a benefit related to legal settlement insurance recoveries of $52 million and $80 million, respectively, partially offset by legal settlement charges of $6 million and $34 million, respectively. Additionally, 2016 and 2015 includes restructuring charges of $6 million and $8 million, respectively. Operating profit for 2016 and 2015 also includes amortization of intangibles from acquisitions of $3 million and $2 million, respectively.

[2]
Operating profit for 2016 includes a technology related impairment charge of $24 million and disposition-related costs of $8 million. Operating profit for 2015 includes restructuring charges of $12 million. Operating profit for 2016 and 2015 also includes amortization of intangibles from acquisitions of $36 million and $12 million, respectively.

[3]	Operating profit for 2016 and 2015 includes amortization of intangibles from acquisitions of $3 million.

[4]
Operating profit for 2016 includes disposition-related costs of $4 million and 2015 includes restructuring charges of $1 million. Operating profit for 2016 and 2015 also includes amortization of intangibles from acquisitions of $5 million and $6 million, respectively.

5 In 2016, selling and general expenses includes a $3 million disposition-related reserve release. In 2015, selling and general expenses include a gain of $11 million related to the sale of our interest in a legacy McGraw Hill Construction investment and restructuring charges.

Segment Operating Profit — Increased 8% as compared to the first six months of 2015. Excluding the unfavorable impact of a technology related impairment charge of 2 percentage points, higher amortization of intangibles related to acquisitions of 2 percentage points, disposition-related costs of 1 percentage point, partially offset by the favorable impact of higher restructuring charges recorded in 2015 of 1 percentage point, segment operating profit increased 12%. Revenue growth at S&P Global Market Intelligence, S&P Global Platts and S&P DJ Indices were the primary drivers for the increase. See “Segment Review” below for further information.

Unallocated Expense — These expenses, included in selling and general expenses, mainly include costs for corporate center functions, select initiatives and unoccupied office space. Unallocated expense increased $6 million or 11% as compared to the second quarter of 2015. Excluding the unfavorable impact of a gain on the sale of a non-core investment in 2015 of 19 percentage points, partially offset by the favorable impact of a disposition-related reserve release of 5 percentage points and higher restructuring charges in 2015 of 2 percentage points, unallocated expense decreased $1 million or 1%.

Foreign exchange rates had a favorable impact on operating profit of 3 percentage points. This impact refers to constant currency comparisons and the remeasurement of monetary assets and liabilities. Constant currency impacts are estimated by re-calculating current year results of foreign operations using the average exchange rate from the prior year. Remeasurement impacts are based on the variance between current-year and prior-year foreign exchange rate fluctuations on assets and liabilities denominated in currencies other than the individual businesses functional currency.

Interest Expense, net

Net interest expense increased compared to the second quarter and first six months of 2015 primarily as a result of higher interest expense related to the $700 million of senior notes issued in the second quarter of 2015 and the $2.0 billion of senior notes issued in the third quarter of 2015.

Provision for Income Taxes

The effective income tax rate was 32.3% and 31.9% for the three and six months ended June 30, 2016, respectively, and 32.6% and 32.4% for the three and six months ended June 30, 2015, respectively. The decrease in the effective income tax rate was due to the resolution of tax audits and lower non-U.S. taxes.

Segment Review

S&P Global Ratings

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

S&P Global Ratings differentiates its revenue between transaction and non-transaction. Transaction revenue primarily includes fees associated with:

•	ratings related to new issuance of corporate and government debt instruments, and structured finance debt instruments;

•	bank loan ratings; and

•
corporate credit estimates, which are intended, based on an abbreviated analysis, to provide an indication of our opinion regarding creditworthiness of a company which does not currently have an S&P Global Ratings credit rating.

Non-transaction revenue primarily includes fees for surveillance of a credit rating, annual fees for customer relationship-based pricing programs, fees for entity credit ratings and global research and analytics. Non-transaction revenue also includes an intersegment royalty charged to S&P Global Market Intelligence for the rights to use and distribute content and data by S&P Global Ratings. Royalty revenue was $22 million and $44 million for the three and six months ended June 30, 2016, respectively, and $20 million and $40 million for the three and six months ended June 30, 2015, respectively.

The following table provides revenue and segment operating profit information for the periods ended June 30:

(in millions)	Three Months			Six Months
	2016	2015	% Change	2016	2015	% Change
Revenue	$682	$658	4%	$1,234	$1,264	(2)%

Non-transaction revenue	$339	$330	3%	$666	$647	3%
Transaction revenue	$343	$328	5%	$568	$617	(8)%
% of total revenue:
Non-transaction revenue	50%	50%		54%	51%
Transaction revenue	50%	50%		46%	49%

U.S. revenue	$398	$386	3%	$727	$738	(1)%
International revenue	$284	$272	5%	$507	$526	(4)%
% of total revenue:
U.S. revenue	58%	59%		59%	58%
International revenue	42%	41%		41%	42%

Operating profit [1]	$396	$361	10%	$658	$652	1%
Operating margin %	58%	55%		53%	52%

[1]
Operating profit for the three and six months ended June 30, 2016 includes a benefit related to legal settlement insurance recoveries of $37 million and $52 million, respectively, partially offset by legal settlement charges of $3 million and $6 million, respectively. Operating profit for the three and six months ended June 30, 2015 includes a benefit related to legal settlement insurance recoveries of $45 million and $80 million, respectively, partially offset by legal settlement charges of $4 million and $34 million, respectively. Additionally, the three and six months ended June 30, 2016 and 2015 includes restructuring charges of $6 million and $8 million, respectively. Operating profit also includes amortization of intangibles from acquisitions of $1 million for the three months ended June 30, 2016 and 2015 and $3 million and $2 million for the six months ended June 30, 2016 and 2015, respectively.

Three Months

Revenue increased 4%, which includes the unfavorable impact of foreign exchange rates that reduced revenue by less than 1 percentage point. Transaction revenue grew primarily due to an increase in U.S. bank loan ratings revenue driven largely by refinancing activity resulting from the low interest rate environment and higher corporate bond ratings revenue. Revenue growth benefited from increased contract realization. These increases were partially offset by a decline in structured finance revenue driven by decreased issuance of U.S. collateralized loan obligations ("CLO") and U.S. commercial mortgage backed securities ("CMBS"). Non-transaction revenue grew primarily due to growth in surveillance fees, increases at CRISIL, mainly within the risk and analytics sector, and growth in commercial paper and medium term note programs. These increases were partially offset by a decline in entity credit ratings activity driven by a decline in new issuers.

Operating profit increased 10%. Excluding the unfavorable impact of higher insurance recoveries partially offset by legal settlement related charges in 2015 of 3 percentage points and the favorable impact of higher restructuring charges in 2015 of 1 percentage point, operating profit increased 12%. This increase is primarily due to the increase in revenue and decreased costs related to the implementation of the Dodd-Frank Wall Street Reform of the Consumer Protection Act. These increases were partially offset by higher compensation costs related to additional headcount, primarily in the second half of 2015. Foreign exchange rates had a favorable impact on operating profit of 3 percentage points.

Six Months

Revenue decreased 2%, which includes the unfavorable impact of foreign exchange rates that reduced revenue by less than 1 percentage point. Transaction revenue decreased driven by the unfavorable impact of reduced market issuance in the U.S. and European region in the first quarter of 2016, primarily impacting corporate bond ratings revenue combined with a decrease in structured finance revenue. These decreases were partially offset by growth in U.S. bank loan ratings revenue. Non-transaction revenue grew primarily due to growth in surveillance fees, increases at CRISIL, mainly within the risk and analytics sector, and growth in commercial paper and medium term note programs. These increases were partially offset by a decrease in lower entity credit ratings activity driven by a decline in new issuers.

Operating profit increased 1%. Excluding the unfavorable impact of higher insurance recoveries partially offset by legal settlement related charges in 2015 of less than one percentage point, partially offset by the favorable impact of higher restructuring charges in 2015 of less than one percentage point, operating profit increased 1%. The increase is primarily due to lower incentive costs, decreased costs related to the implementation of the Dodd-Frank Wall Street Reform of the Consumer Protection Act and reduced legal fees following the resolution of a number of significant legal matters, partially offset by the decrease in revenue as discussed above and higher compensation costs related to additional headcount, primarily in the second half of 2015.

Issuance Volumes

We monitor issuance volumes as an indicator of trends in transaction revenue streams within S&P Global Ratings. Issuance volumes noted within the discussion that follows are based on the domicile of the issuer. Issuance volumes can be reported in two ways: by “domicile” which is based on where an issuer is located or where the assets associated with an issue are located, or based on “marketplace” which is where the bonds are sold. The following tables depict changes in issuance levels as compared to the prior year, based on a composite of Thomson Financial, Harrison Scott Publications, Dealogic and S&P Global Ratings' internal estimates.

	Second Quarter Compared to Prior Year			Year-to-Date Compared to Prior Year
Corporate Issuance	U.S.	Europe	Global	U.S.	Europe	Global
High-yield issuance	(9)%	(5)%	(2)%	(36)%	(41)%	(36)%
Investment-grade	(6)%	—%	10%	(9)%	—%	5%
Total new issue dollars — corporate issuance	(6)%	(1)%	8%	(14)%	(7)%	(1)%

•
Although the number of issuances were down, par value of corporate investment-grade issuance was up in the quarter driven by a number of high par value deals. Corporate issuance in the U.S. and Europe was down in the quarter and first half of the year due to market volatility and political and economic uncertainty in the European markets.

	Second Quarter Compared to Prior Year			Year-to-Date Compared to Prior Year
Structured Finance	U.S.	Europe	Global	U.S.	Europe	Global
Asset-backed securities (“ABS”)	(15)%	1%	(5)%	(23)%	2%	(15)%
Structured Credit	(47)%	71%	(32)%	(56)%	20%	(45)%
Commercial mortgage-backed securities (“CMBS”)	(66)%	(91)%	(68)%	(49)%	(81)%	(52)%
Residential mortgage-backed securities (“RMBS”)	(50)%	29%	(1)%	(45)%	20%	(6)%
Covered bonds	*	(8)%	(8)%	*	6%	7%
Total new issue dollars — structured finance	(37)%	4%	(17)%	(38)%	7%	(17)%

*	Represents no activity in 2016 and 2015.

•	ABS issuance in the U.S. was down driven by a decline in auto transactions.

•
Issuance was down in the U.S. Structured Credit markets driven by lower availability of leveraged loans and overall market volatility. Issuance was up in the European Structured Credit markets driven by new CLO engagements in the quarter.

•
CMBS issuance in the U.S. was down with the mix reflecting a combination of fewer single borrower transactions and market volatility. European CMBS issuance was also down, although from a low 2015 base.

•	RMBS volume in the U.S. was down driven by minimal activity in the private label securities market. The increase in European RMBS volume was driven primarily by one large issuance in the quarter.

•
Covered bond issuance (which are debt securities backed by mortgages or other high-quality assets that remain on the issuer's balance sheet) in Europe was down in the quarter due to market volatility. Covered bond issuance was up in the first half of the year reflecting banks and financial institutions taking advantage of attractive lower rates driven by The European Central Bank's purchase program in the first quarter of 2016.

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

•
Global Risk Services — commercial arm that sells S&P Global Ratings' credit ratings and related data, analytics and research, which includes subscription-based offerings, RatingsDirect® and RatingsXpress®; and

•	Research & Advisory — a comprehensive source of market research for financial professionals, which includes Global Market Intelligence and Equity Research Services.

The following table provides revenue and segment operating profit information for the periods ended June 30:

(in millions)	Three Months			Six Months
	2016	2015	% Change	2016	2015	% Change
Revenue	$416	$324	29%	$824	$644	28%

Subscription revenue	$382	$292	31%	$758	$578	31%
Non-subscription revenue	$34	$32	4%	$66	$66	—%
% of total revenue:
Subscription revenue	92%	90%		92%	90%
Non-subscription revenue	8%	10%		8%	10%

U.S. revenue	$284	$212	34%	$564	$424	33%
International revenue	$132	$112	18%	$260	$220	18%
% of total revenue:
U.S. revenue	68%	65%		68%	66%
International revenue	32%	35%		32%	34%

Operating profit [1]	$93	$63	48%	$173	$125	39%
Operating margin %	22%	19%		21%	19%

[1]
Operating profit includes disposition-related costs of $8 million for the three and six months ended June 30, 2016 and a technology related impairment charge of $24 million for the six months ended June 30, 2016. Additionally, the three and six months ended June 30, 2015 includes restructuring charges of $12 million. Operating profit also includes amortization of intangibles from acquisitions of $18 million and $36 million for the three and six months ended June 30, 2016, respectively, and $6 million and $12 million for the three and six months ended June 30, 2015, respectively.

Three Months

Revenue increased 29% and was favorably impacted by 21 percentage points from the acquisition of SNL. Excluding the acquisition of SNL, revenue growth was primarily driven by increases in annualized contract values in the S&P Capital IQ Desktop, RatingsXpress® and RatingsDirect® from new and existing customers. Increases in annualized contract value for certain of our data feed products also contributed to revenue growth. These increases were partially offset by declines in the equity research business. The unfavorable impact of foreign exchange rates reduced revenue by less than 1 percentage point. The number of users on the S&P Capital IQ Desktop and the number of customers at RatingsXpress® continued to grow in the quarter. Both domestic and international revenue across all regions increased, with international revenue representing 32% of S&P Global Market Intelligence's total revenue. International revenue growth across all regions was primarily driven by sales growth of the S&P Capital IQ Desktop and RatingsXpress®in Europe and Asia, and the favorable impact of the acquisition of SNL.

Operating profit increased 48%. Excluding the unfavorable impact of disposition-related costs of less than one percentage point and the amortization of intangibles from acquisitions of less than one percentage point, partially offset by the favorable impact of higher restructuring charges in 2015 of less than one percentage point, operating profit increased 48%. This increase is due to revenue growth and the favorable impact of foreign exchange rates of 5 percentage points, partially offset by higher compensation costs and increased technology costs related to the acquisition of SNL. Excluding the acquisition of SNL, expenses decreased compared to the second quarter of 2015 driven by lower compensation costs primarily due to a reduction in headcount and the favorable impact of foreign exchange rates.

Six Months

Revenue increased 28% and was favorably impacted by 21 percentage points from the acquisition of SNL. Excluding the acquisition of SNL, revenue growth was primarily driven by increases in annualized contract values in the S&P Capital IQ Desktop, RatingsXpress® and RatingsDirect® from new and existing customers. Increases in annualized contract value for certain of our data feed products also contributed to revenue growth. These increases were partially offset by declines in the equity research business. The unfavorable impact of foreign exchange rates reduced revenue by less than 1 percentage point. The number of users on the S&P Capital IQ Desktop and the number of customers at RatingsXpress® continued to grow in the first half of the year.

Both domestic and international revenue across all regions increased, with international revenue representing 32% of S&P Global Market Intelligence's total revenue. International revenue growth across all regions was primarily driven by sales growth of the S&P Capital IQ Desktop and RatingsXpress®in Europe and Asia, and the favorable impact of the acquisition of SNL.

Operating profit increased 39%. Excluding the unfavorable impact of a technology related impairment charge of 13 percentage points, amortization of intangibles from acquisitions of 14 percentage points and disposition-related costs of 4 percentage points partially offset by the favorable impact of of higher restructuring charges in 2015 of 6 percentage points, operating profit increased 63%. This increase is due to revenue growth and the favorable impact of foreign exchange rates of 9 percentage points, partially offset by higher compensation costs and increased technology costs related to the acquisition of SNL. Excluding the acquisition of SNL, expenses decreased compared to the second half of 2015 driven by lower compensation costs primarily due to a reduction in headcount and the favorable impact of foreign exchange rates.

In February of 2016, we entered into a definitive agreement to sell SPSE and CMA, two businesses within our S&P Global Market Intelligence segment, to Intercontinental Exchange, an operator of global exchanges, clearing houses and data services. The sale is subject to extended regulatory anti-trust review and is expected to close shortly after completion of this extended review. As a result, we have classified the assets and liabilities of SPSE and CMA as held for sale in our consolidated balance sheet as of June 30, 2016.

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
S&P DJ Indices generates subscription revenue and transaction revenue but primarily derives revenue from asset linked fees based on the S&P and Dow Jones Indices. Specifically, S&P DJ Indices generates revenue from the following sources:

•	Investment vehicles — Asset linked fees such as ETFs and mutual funds, which are based on the S&P Dow Jones Indices' benchmarks and generate revenue through fees based on assets and underlying funds;

•	Exchange traded derivatives — which generate royalties based on trading volumes of derivatives contracts listed on various exchanges;

•	Index-related licensing fees — which are either fixed or variable annual and per-issue fees for over-the-counter derivatives and retail-structured products; and

•	Data and customized index subscription fees — which support index fund management, portfolio analytics and research.

The following table provides revenue and segment operating profit information for the periods ended June 30:

(in millions)	Three Months			Six Months
	2016	2015	% Change	2016	2015	% Change
Revenue	$153	$148	4%	$304	$291	4%

Asset linked fees	$92	$92	—%	$178	$184	(3)%
Subscription revenue	$32	$28	13%	$62	$56	10%
Transaction revenue	$29	$28	6%	$64	$51	26%
% of total revenue:
Asset linked fees	60%	62%		59%	63%
Subscription revenue	21%	19%		20%	19%
Transaction revenue	19%	19%		21%	18%

U.S. revenue	$128	$121	6%	$253	$235	8%
International revenue	$25	$27	(8)%	51	$56	(10)%
% of total revenue:
U.S. revenue	84%	82%		83%	81%
International revenue	16%	18%		17%	19%

Operating profit [1]	$100	$96	5%	$200	$191	5%
Less: net operating profit attributable to noncontrolling interests	27	25		53	50
Net operating profit	$73	$71	4%	$147	$141	4%
Operating margin %	65%	65%		66%	66%
Net operating margin %	48%	48%		48%	49%

[1]	Operating profit includes amortization of intangibles from acquisitions of $1 million for the three months ended June 30, 2016 and 2015 and $3 million for the six months ended June 30, 2016 and 2015.

Three Months

Revenue at S&P DJ Indices increased 4%, primarily driven by an increase in data revenue and higher volumes for exchange-traded derivatives. The unfavorable impact of foreign exchange rates reduced revenue by less than 1 percentage point.

Ending AUM for ETFs in the second quarter of 2016 increased 8% to $855 billion and average AUM for ETFs increased 3% to $845 billion compared to the second quarter of 2015.

Operating profit grew 5%. Excluding the impact of amortization of intangibles related to acquisitions of less than 1 percentage point, operating profit increased 4%. This increase was primarily due to revenue growth, partially offset by a slight increase in expenses. Increased compensation costs related to additional headcount and increased technology costs were partially offset by expense savings resulting from cost containment measures. Foreign exchange rates had an unfavorable impact on operating profit of less than 1 percentage point.

Six Months

Revenue at S&P DJ Indices increased 4%, primarily driven by higher volumes for exchange-traded derivatives and an increase in data revenue, partially offset by the unfavorable impact of lower average levels of AUM for ETFs in the first quarter of 2016. The unfavorable impact of foreign exchange rates reduced revenue by less than 1 percentage point.

Operating profit grew 5%. Excluding amortization of intangibles related to acquisitions of less than 1 percentage point, operating profit increased 5%. This increase was primarily due to revenue growth, partially offset by increased compensation costs due to additional headcount and increased technology costs. Foreign exchange rates had a favorable impact on operating profit of less than 1 percentage point.

S&P Global Platts

S&P Global Platts consists of business-to-business companies specializing in the commodities and commercial markets that deliver their customers access to high-value information, data, analytic services and pricing and quality benchmarks. S&P Global Platts includes the following brands:

•	Platts — provides essential price data, analytics, and industry insight that enable commodities markets to perform with greater transparency and efficiency; and

•	J.D. Power — provides essential consumer intelligence to help businesses measure, understand, and improve the key performance metrics that drive growth and profitability.

The S&P Global Platts business is driven by the need for high-value information and transparency in a variety of industries. S&P Global Platts seeks to deliver premier content that is deeply embedded in customer workflows and decision making processes.

S&P Global Platts' revenue is generated primarily through the following sources:

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

The following table provides revenue and segment operating profit information for the periods ended June 30:

(in millions)	Three Months			Six Months
	2016	2015	% Change	2016	2015	% Change
Revenue	$255	$234	9%	$509	$459	11%

Subscription revenue	$175	$154	13%	$347	$304	14%
Non-subscription revenue	$80	$80	—%	$162	$155	5%
% of total revenue:
Subscription revenue	69%	66%		68%	66%
Non-subscription revenue	31%	34%		32%	34%

U.S. revenue	$113	$102	10%	$230	$200	15%
International revenue	$142	$132	8%	279	259	8%
% of total revenue:
U.S. revenue	44%	44%		45%	44%
International revenue	56%	56%		55%	56%

Operating profit [1]	$93	$87	7%	$196	$173	13%
Operating margin %	37%	37%		38%	38%

[1]
Operating profit for the three and six months ended June 30, 2016 includes disposition-related costs of $2 million and $4 million, respectively. Additionally, restructuring charges of $1 million are included for the three and six months ended June 30, 2015. Operating profit also includes amortization of intangibles from acquisitions of $3 million for the three months ended June 30, 2016 and 2015 and $5 million and $6 million for the six months ended June 30, 2016 and 2015, respectively.

Three Months

Revenue grew 9% primarily due to continued demand for Platts’ proprietary content. This growth was driven mainly by continued demand for Platts’ market data and price assessment products, led by petroleum. Additionally, growth has been driven by the continued licensing of our proprietary market price data and price assessments to various commodity exchanges. Platts' revenue was also favorably impacted by the acquisitions of RigData and Commodity Flow in June of 2016 and March of 2016, respectively, and Petromedia Ltd and its operating subsidiaries in July of 2015. J.D. Power also contributed to the revenue increase primarily due to the acquisition of UCG in July of 2015, partially offset by a decrease in auto proprietary research and consulting engagements in China. The unfavorable impact of foreign exchange rates reduced revenue by less than 1 percentage point.

Operating profit increased 7%. Excluding the unfavorable impact of disposition costs of 2 percentage points partially offset by the favorable impact of higher restructuring charges in 2015 of 1 percentage point, operating profit increased 7%. This increase is primarily due to the increase in revenue and the favorable impact of foreign exchange rates of 2 percentage points, partially offset by higher compensation costs at Platts and J.D. Power primarily related to additional headcount related to acquisitions.

Six Months

Revenue grew 11% primarily due to continued demand for Platts’ proprietary content. This growth was driven mainly by continued demand for Platts’ market data and price assessment products, led by petroleum. Additionally, growth has been driven by the continued licensing of our proprietary market price data and price assessments to various commodity exchanges. Platts' revenue was also favorably impacted by the acquisitions of RigData and Commodity Flow in June of 2016 and March of 2016, respectively, and Petromedia Ltd and its operating subsidiaries in July of 2015. J.D. Power also contributed to the revenue increase primarily due to the acquisition of UCG in July of 2015 and growth in data and analytics revenue. The unfavorable impact of foreign exchange rates reduced revenue by less than 1 percentage point.

Operating profit increased 13%. Excluding the unfavorable impact of disposition costs of 1 percentage point, operating profit increased 14%. This increase is primarily due to the increase in revenue and the favorable impact of foreign exchange rates of 2 percentage points, partially offset by higher compensation costs at Platts and J.D. Power primarily related to additional headcount related to acquisitions.

In April of 2016, we entered into a definitive agreement to sell J.D. Power for $1.1 billion to XIO Group, a global alternative investments firm headquartered in London. During the second quarter of 2016, we received regulatory approval to proceed with the sale and expect the transaction to close in the third quarter of 2016. In the fourth quarter of 2015, we began exploring strategic alternatives for J.D. Power and initiated an active program to sell the business. The assets and liabilities of J.D. Power have been classified as held for sale in our consolidated balance sheet as of June 30, 2016 and December 31, 2015.

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

Cash Flow Overview

Cash and cash equivalents were $1,567 million as of June 30, 2016, an increase of $86 million from December 31, 2015, and consisted of approximately 5% of domestic cash and 95% of cash held abroad. Typically, cash held outside the U.S. is anticipated to be utilized to fund international operations or to be reinvested outside of the U.S., as a significant portion of our opportunities for growth in the coming years is expected to be abroad. In the event funds from international operations are needed to fund operations in the U.S., we would be required to accrue for and pay taxes in the U.S. to repatriate these funds.

The following table provides cash flow information for the six months ended June 30:

(in millions)	2016	2015	% Change
Net cash provided by (used for):
Operating activities from continuing operations	$571	$(897)	N/M
Investing activities from continuing operations	$(88)	$(37)	N/M
Financing activities from continuing operations	$(371)	$293	N/M
N/M - not meaningful

In the first six months of 2016, free cash flow increased to $478 million compared to $(988) million in the first six months of 2015. The increase is primarily due to the increase in cash provided by (used for) operating activities as discussed below. Free cash flow is a non-GAAP financial measure and reflects our cash flow provided by (used for) operating activities less capital expenditures and dividends and other payments paid to noncontrolling interests. Capital expenditures include purchases of property and equipment and additions to technology projects. See “Reconciliation of Non-GAAP Financial Information” below for a reconciliation of cash flow provided by operating activities, the most directly comparable U.S. GAAP financial measure, to free cash flow and free cash flow excluding certain items.

Operating activities

Cash provided by operating activities was $571 million for the first six months of 2016 compared to cash used for operating activities of $897 million for the first six months of 2015. The increase is mainly due to the payment of legal and regulatory settlements in 2015.

Investing activities

Our cash outflows from investing activities are primarily for acquisitions and capital expenditures, while cash inflows are primarily proceeds from dispositions.

Cash used for investing activities increased to $88 million for the first six months of 2016 as compared to $37 million in the first six months of 2015, primarily due to cash paid for acquisitions in 2016. See Note 2 — Acquisitions and Divestitures for further discussion.

Financing activities

Our cash outflows from financing activities consist primarily of share repurchases, dividends to shareholders and repayments of short-term and long-term debt, while cash inflows are primarily attributable to the borrowing of short-term and long-term debt and proceeds from the exercise of stock options.

Cash used for financing activities was $371 million in the first six months of 2016 as compared to cash provided by financing activities of $293 million in the first six months of 2015. The decrease is primarily attributable to proceeds received from the issuance of $700 million of senior notes in the second quarter of 2015 and an increase in cash used for share repurchases in 2016.

During the first six months of 2016, we used cash to repurchase 3.8 million shares for $373 million. In December of 2015, we purchased 0.3 million shares for approximately $26 million, which settled in January of 2016. During the first six months of 2015, we used cash to repurchase 2.6 million shares for $274 million.

Discontinued Operations

Cash used for operating activities from discontinued operations of $129 million in the first six months of 2015 relates to the tax payment on the gain on sale of McGraw Hill Construction which was sold in the fourth quarter of 2014.

Additional Financing

We have the ability to borrow a total of $1.2 billion through our commercial paper program, which is supported by our revolving $1.2 billion five-year credit agreement (our “credit facility”) that we entered into on June 30, 2015. This credit facility will terminate on June 30, 2020. Commercial paper borrowings outstanding as of June 30, 2016 and December 31, 2015 totaled $309 million and $143 million, respectively with an average interest rate and term of 0.91% and 14 days and 0.95% and 17 days, respectively. As of June 30, 2016, we can borrow approximately $891 million in additional funds under our credit facility.

Depending on our indebtedness to cash flow ratio, we pay a commitment fee of 10 to 20 basis points for our credit facility, whether or not amounts have been borrowed. We currently pay a commitment fee of 15 basis points. The interest rate on borrowings under our credit facility is, at our option, calculated using rates that are primarily based on either the prevailing London Inter-Bank Offer Rate, the prime rate determined by the administrative agent or the Federal Funds Rate. For certain borrowings under this credit facility, there is also a spread based on our indebtedness to cash flow ratio added to the applicable rate.

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

The presentation of free cash flow and free cash flow excluding certain items are not intended to be considered in isolation or as a substitute for the financial information prepared and presented in accordance with U.S. GAAP. Free cash flow, as we calculate it, may not be comparable to similarly titled measures employed by other companies. The following table presents a reconciliation of our cash flow provided by operating activities to free cash flow excluding the impact of the items below for the six months ended June 30:

(in millions)	2016	2015
Cash provided by (used for) operating activities from continuing operations	$571	$(897)
Capital expenditures	(36)	(42)
Dividends and other payments paid to noncontrolling interests	(57)	(49)
Free cash flow	478	(988)
Payment of legal and regulatory settlements	108	1,609
Legal settlement insurance recoveries	(52)	(65)
Tax benefit from legal settlements	(21)	(258)
Free cash flow excluding above items	$513	$298

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

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements,” as defined in the Private Securities Litigation Reform Act of 1995. These statements, which express management’s current views concerning future events, trends, contingencies or results, appear at various places in this report and use words like “anticipate,” “assume,” “believe,” “continue,” “estimate,” “expect,” “forecast,” “future,” “intend,” “plan,” “potential,” “predict,” “project,” “strategy,” “target” and similar terms, and future or conditional tense verbs like “could,” “may,” “might,” “should,” “will” and “would.” Factors that could cause actual results to differ materially from those expressed or implied in forward-looking statements include, among other things:

•	the successful completion of the pending sale of J.D. Power to XIO Group;

•	our ability to make acquisitions and dispositions and successfully integrate the businesses we acquire;

•	worldwide economic, financial, political and regulatory conditions, including economic conditions and regulatory changes that may result from the United Kingdom’s likely exit from the European Union;

•
the rapidly evolving regulatory environment, in the United States and abroad, affecting S&P Global Ratings, S&P Global Platts, S&P Dow Jones Indices, and S&P Global Market Intelligence, including new and amended regulations and the Company’s compliance therewith;

•	the outcome of litigation, government and regulatory proceedings, investigations and inquiries;

•	the health of debt and equity markets, including credit quality and spreads, the level of liquidity and future debt issuances;

•	the demand and market for credit ratings in and across the sectors and geographies where the Company operates;

•	concerns in the marketplace affecting the Company’s credibility or otherwise affecting market perceptions of the integrity or utility of independent credit ratings;

•	the effect of competitive products and pricing, including the level of success of new product developments and global expansion;

•	consolidation in the Company’s end-customer markets;

•	the impact of cost-cutting pressures across the financial services industry;

•	a decline in the demand for credit risk management tools by financial institutions;

•	the level of merger and acquisition activity in the United States and abroad;

•	the volatility of the energy marketplace;

•	the health of the commodities markets;

•	the impact of cost-cutting pressures and reduced trading in oil and other commodities markets;

•	our ability to incentivize and retain key employees;

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

•	changes in applicable tax or accounting requirements;

•	the level of the Company’s future cash flows and capital investments;

•	the impact on the Company’s revenue and net income caused by fluctuations in foreign currency exchange rates; and

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risk includes changes in foreign exchange rates. We have operations in foreign countries where the functional currency is primarily the local currency. For international operations that are determined to be extensions of the parent company, the U.S. dollar is the functional currency. We typically have naturally hedged positions in most countries from a local currency perspective with offsetting assets and liabilities. As of June 30, 2016 and December 31, 2015, we entered into foreign exchange forward contracts to hedge the effect of adverse fluctuations in foreign currency exchange rates. We have not entered into any derivative financial instruments for speculative purposes. See Note 5 - Derivative Instruments to the consolidated financial statements of this Form 10-Q for further discussion.

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

As of June 30, 2016, an evaluation was performed under the supervision and with the participation of management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2016.

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

Item 1a. Risk Factors

Our Form 10-K contains detailed cautionary statements which identify all known material risks, uncertainties and other factors that could cause our actual results to differ materially from historical or expected results. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our Form 10-K. Except as presented below, there have been no material changes to the risk factors we have previously disclosed in Item 1a, Risk Factors, in our Form 10-K.
Regulatory changes and economic conditions leading up to and following the United Kingdom’s likely exit from the European Union could have a material adverse effect on our business and results of operations.

•
Following a referendum on June 23, 2016 in which voters in the United Kingdom ("U.K.") approved an exit from the European Union ("EU"), it is expected that the U.K. government will initiate a process to leave the EU (often referred to as Brexit) and begin negotiating the terms of the U.K.’s future relationship with the EU.

•
Any impact from Brexit on the Company will depend, in part, on the outcome of tariff, trade and other negotiations. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations between the U.K and the EU as the U.K. determines which EU laws to replace or replicate and the EU determines how to treat regulated activities (e.g., the activities of credit rating agencies) originating in the U.K. Our businesses are subject to increasing regulation of the financial services and commodities industries in Europe. Potential changes in EU regulation and/or additional regulation in the U.K. could cause additional operating obligations and increased costs for our businesses.

•	Any of these effects of Brexit, and others we cannot anticipate, could adversely affect our business, business opportunities, results of operations, financial condition and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On December 4, 2013, the Board of Directors approved a share repurchase program authorizing the purchase of up to 50 million shares, which was approximately 18% of the Company's outstanding shares at that time. During the second quarter of 2016, we repurchased 1.4 million shares and, as of June 30, 2016, 31.9 million shares remained under our current repurchase program.

Repurchased shares may be used for general corporate purposes, including the issuance of shares for stock compensation plans and to offset the dilutive effect of the exercise of employee stock options. The 2013 repurchase program has no expiration date and purchases under this program may be made from time to time on the open market and in private transactions, depending on market conditions.

The following table provides information on our purchases of our outstanding common stock during the second quarter of 2016 pursuant to our current share repurchase program (column c). In addition to these purchases, the number of shares in column (a) include: 1) shares of common stock that are tendered to us to satisfy our employees’ tax withholding obligations in connection with the vesting of awards of restricted shares (we repurchase such shares based on their fair market value on the vesting date), and 2) our shares deemed surrendered to us to pay the exercise price and to satisfy our employees’ tax withholding obligations in connection with the exercise of employee stock options. There were no other share repurchases during the quarter outside the repurchases noted below.

(amounts in millions, except per share price)

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs	(d) Maximum Number of Shares that may yet be Purchased Under the Programs
Apr. 1 — Apr. 30, 2016	—	$99.30	—	33.3
May 1 — May 31, 2016	0.4	107.60	0.4	32.9
Jun. 1 — Jun. 30, 2016	1.0	107.79	1.0	31.9
Total — Qtr	1.4	$107.74	1.4	31.9

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

Revenue during the second quarter of 2016 attributable to the transactions or dealings by the Company described below was approximately $211,000, with net profit from such sales being a fraction of the revenues.

During the second quarter of 2016, one of the Company’s divisions, a provider of energy-related information in over 150 countries, sold information and informational materials, which are generally exempt from U.S. economic sanctions, to fourteen subscribers that  are owned or controlled, or appear to be owned or controlled, by the Government of Iran (the “GOI”). The Company, among other things, offers customers that subscribe to its publications access to proprietary data, analytics, and industry information that enable commodities markets to perform with greater transparency and efficiency. This division provided such data related to the energy and petrochemicals markets to the subscribers referenced above, generating revenue that was a de minimis portion of both the division's and the Company’s revenue. Eight are designated by the Treasury Department’s Office of Foreign Assets Control as GOI entities and six appear, based on publicly available information, to be owned or controlled by GOI entities. We believe that these transactions were permissible under U.S. sanctions pursuant to certain statutory and regulatory exemptions for the exportation of information and informational materials. The Company will continue to monitor its provision of products and services to these Iranian customers so that such activity continues to be permissible under U.S. sanctions.

Item 6. Exhibits

(2.1)	Stock and Asset Purchase Agreement between McGraw Hill Financial, Inc. and Jefferson Bidco Inc., dated as of April 15, 2016 *

(12)	Computation of Ratio of Earnings to Fixed Charges

(15)	Letter on Unaudited Interim Financials

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

(32)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(101.INS)	XBRL Instance Document

(101.SCH)	XBRL Taxonomy Extension Schema

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase

(101.LAB)	XBRL Taxonomy Extension Label Linkbase

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase

* Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request; provided, however, that the parties may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any document so furnished.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

S&P Global Inc.
Registrant

Date:	July 28, 2016	By:	/s/ Jack F. Callahan, Jr.
Jack F. Callahan, Jr.
Executive Vice President and Chief Financial Officer

Date:	July 28, 2016	By:	/s/ Robert J. MacKay
Robert J. MacKay
Senior Vice President and Corporate Controller