Form 10-Q
period 2016-09-30
S&P Global Inc.
filed 2016-11-03
CIK 64040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Shares Outstanding	Date
Common stock (par value $1.00 per share)	259.1 million	October 21, 2016

S&P Global Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of S&P Global Inc.

We have reviewed the consolidated balance sheet of S&P Global Inc. (and subsidiaries) (the “Company”) as of September 30, 2016, the related consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2016 and 2015, the related statements of cash flows for the nine-month periods ended September 30, 2016 and 2015, and the related consolidated statement of equity for the nine-month period ended September 30, 2016. These financial statements are the responsibility of the Company’s management.

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

/s/ ERNST & YOUNG LLP

New York, New York
November 3, 2016

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

S&P Global Inc.
Consolidated Statements of Income
(Unaudited)

(in millions, except per share amounts)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenue	$1,439	$1,324	$4,262	$3,938
Expenses:
Operating-related expenses	438	419	1,363	1,241
Selling and general expenses	330	458	975	1,111
Depreciation	22	20	63	64
Amortization of intangibles	23	17	71	40
Total expenses	813	914	2,472	2,456
Gain on dispositions	(722)	—	(722)	(11)
Operating profit	1,348	410	2,512	1,493
Interest expense, net	39	30	122	62
Income before taxes on income	1,309	380	2,390	1,431
Provision for taxes on income	386	99	731	439
Net income	923	281	1,659	992
Less: net income attributable to noncontrolling interests	(31)	(29)	(90)	(83)
Net income attributable to S&P Global Inc.	$892	$252	$1,569	$909

Earnings per share attributable to S&P Global Inc. common shareholders:
Net income:
Basic	$3.39	$0.93	$5.94	$3.33
Diluted	$3.36	$0.92	$5.89	$3.30
Weighted-average number of common shares outstanding:
Basic	262.9	271.3	264.1	272.6
Diluted	265.3	274.4	266.4	275.4

Actual shares outstanding at period end			259.1	270.3

Dividend declared per common share	$0.36	$0.33	$1.08	$0.99

See accompanying notes to the unaudited consolidated financial statements.

S&P Global Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

(in millions)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income	$923	$281	$1,659	$992

Other comprehensive income:
Foreign currency translation adjustment	(14)	(45)	(55)	(78)
Income tax effect	3	1	3	—
	(11)	(44)	(52)	(78)

Pension and other postretirement benefit plans	3	5	19	59
Income tax effect	(1)	(1)	(5)	(19)
	2	4	14	40

Unrealized gain (loss) on forward exchange contracts	1	(1)	4	(1)
Income tax effect	—	—	(1)	—
	1	(1)	3	(1)

Comprehensive income	915	240	1,624	953
Less: comprehensive income attributable to nonredeemable noncontrolling interests	(2)	(3)	(8)	(7)
Less: comprehensive income attributable to redeemable noncontrolling interests	(29)	(26)	(82)	(76)
Comprehensive income attributable to S&P Global Inc.	$884	$211	$1,534	$870

See accompanying notes to the unaudited consolidated financial statements.

S&P Global Inc.
Consolidated Balance Sheets

(in millions)	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,399	$1,481
Accounts receivable, net of allowance for doubtful accounts: 2016 - $32; 2015 - $37	980	991
Deferred income taxes	107	109
Prepaid and other current assets	152	212
Assets of businesses held for sale	66	503
Total current assets	3,704	3,296
Property and equipment, net of accumulated depreciation: 2016 - $533; 2015 - $585	255	270
Goodwill	2,958	2,882
Other intangible assets, net	1,518	1,522
Other non-current assets	241	213
Total assets	$8,676	$8,183
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$199	$206
Accrued compensation and contributions to retirement plans	315	383
Short-term debt	400	143
Unearned revenue	1,408	1,421
Income taxes currently payable	321	56
Other current liabilities	384	493
Liabilities of businesses held for sale	24	206
Total current liabilities	3,051	2,908
Long-term debt	3,563	3,468
Pension and other postretirement benefits	259	276
Other non-current liabilities	372	368
Total liabilities	7,245	7,020
Redeemable noncontrolling interest (Note 8)	920	920
Commitments and contingencies (Note 12)
Equity:
Common stock	412	412
Additional paid-in capital	367	475
Retained income	8,924	7,636
Accumulated other comprehensive loss	(635)	(600)
Less: common stock in treasury	(8,606)	(7,729)
Total equity — controlling interests	462	194
Total equity — noncontrolling interests	49	49
Total equity	511	243
Total liabilities and equity	$8,676	$8,183

See accompanying notes to the unaudited consolidated financial statements.

S&P Global Inc.
Consolidated Statements of Cash Flows
(Unaudited)

(in millions)	Nine Months Ended
	September 30,
	2016	2015
Operating Activities:
Net income	$1,659	$992
Adjustments to reconcile net income to cash provided by (used for) operating activities from continuing operations:
Depreciation	63	64
Amortization of intangibles	71	40
Provision for losses on accounts receivable	10	3
Deferred income taxes	(8)	166
Stock-based compensation	54	55
Gain on dispositions	(722)	(11)
Other	56	150
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	(26)	(44)
Prepaid and other current assets	(2)	(6)
Accounts payable and accrued expenses	(127)	(186)
Unearned revenue	(6)	18
Accrued legal and regulatory settlements	(134)	(1,624)
Other current liabilities	(12)	(53)
Net change in prepaid/accrued income taxes	352	140
Net change in other assets and liabilities	(57)	(60)
Cash provided by (used for) operating activities from continuing operations	1,171	(356)
Investing Activities:
Capital expenditures	(67)	(74)
Acquisitions, net of cash acquired	(145)	(2,393)
Proceeds from dispositions	1,071	14
Changes in short-term investments	(1)	(3)
Cash provided by (used for) investing activities from continuing operations	858	(2,456)
Financing Activities:
Payments on short-term debt, net	(143)	—
Proceeds from issuance of senior notes, net	493	2,674
Dividends paid to shareholders	(286)	(274)
Dividends and other payments paid to noncontrolling interests	(59)	(67)
Contingent consideration payments	(15)	(5)
Purchase of CRISIL shares	—	(16)
Repurchase of treasury shares	(1,123)	(501)
Exercise of stock options	84	77
Excess tax benefits from share-based payments	31	39
Cash (used for) provided by financing activities from continuing operations	(1,018)	1,927
Effect of exchange rate changes on cash from continuing operations	(93)	(42)
Cash provided by (used for) continuing operations	918	(927)
Discontinued Operations:
Cash used for operating activities	—	(129)
Cash used for discontinued operations	—	(129)
Net change in cash and cash equivalents	918	(1,056)
Cash and cash equivalents at beginning of period	1,481	2,497
Cash and cash equivalents at end of period	$2,399	$1,441

See accompanying notes to the unaudited consolidated financial statements.

S&P Global Inc.
Consolidated Statement of Equity
(Unaudited)

(in millions)	Common Stock $1 par	Additional Paid-in Capital	Retained Income	Accumulated Other Comprehensive Loss	Less: Treasury Stock	Total SPGI Equity	Noncontrolling Interests	Total Equity
Balance as of December 31, 2015	$412	$475	$7,636	$(600)	$7,729	$194	$49	$243
Comprehensive income [1]			1,569	(35)		1,534	8	1,542
Dividends			(287)			(287)	(8)	(295)
Share repurchases		(98)			999	(1,097)		(1,097)
Employee stock plans, net of tax benefit		(10)			(122)	112		112
Change in redemption value of redeemable noncontrolling interest			6			6		6
Balance as of September 30, 2016	$412	$367	$8,924	$(635)	$8,606	$462	$49	$511

[1]	Excludes $82 million attributable to our redeemable noncontrolling interest.

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

•	S&P Global Ratings is an independent provider of credit ratings, research and analytics to investors, issuers and market participants.

•	S&P Global Market Intelligence is a global provider of multi-asset-class data, research, and analytical capabilities, which integrate cross-asset analytics and desktop services.

•	S&P DJ Indices is a global index provider that maintains a wide variety of valuation and index benchmarks for investment advisors, wealth managers and institutional investors.

•
S&P Global Platts is the leading independent provider of information and benchmark prices for the commodities and energy markets. As of September 7, 2016, we completed the sale of J.D. Power and the results are included in S&P Global Platts through that date.

The S&P Global Ratings segment includes S&P Global Ratings, which is registered with the U.S. Securities and Exchange Commission as a Nationally Recognized Statistical Rating Organization ("NRSRO"), as well as CRISIL, a global analytical company incorporated in India, and certain other ratings-related businesses.

In February of 2016, we entered into a definitive agreement to sell Standard & Poor's Securities Evaluations, Inc. ("SPSE") and Credit Market Analysis ("CMA"), two businesses within our S&P Global Market Intelligence segment, to Intercontinental Exchange. As a result, we classified the assets and liabilities of SPSE and CMA as held for sale in our consolidated balance sheet as of September 30, 2016. In October of 2016, we completed the sale of SPSE and CMA to Intercontinental Exchange, an operator of global exchanges, clearing houses and data services.

In September of 2016, we completed the sale of J.D. Power, included within our S&P Global Platts segment, for $1.1 billion to XIO Group, a global alternative investments firm headquartered in London. In the fourth quarter of 2015, we began exploring strategic alternatives for J.D. Power and initiated an active program to sell the business. The assets and liabilities of J.D. Power were classified as held for sale in our consolidated balance sheet as of December 31, 2015. During three and nine months ended September 30, 2016, we recorded a pre-tax gain of $722 million ($521 million after-tax) in gain on dispositions in the consolidated statement of income related to the sale of J.D. Power. Following the sale, the assets and liabilities of J.D. Power are no longer reported in our consolidated balance sheet as of September 30, 2016.

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

In the opinion of management, all normal recurring adjustments considered necessary for a fair statement of the results of the interim periods have been included. The operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the full year.

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

Acquisitions

Acquisitions by segment included:

S&P Dow Jones Indices

•
In October of 2016, S&P Dow Jones Indices acquired Trucost plc, a leader in carbon and environmental data and risk analysis through its subsidiary S&P Global Indices UK Limited. The purchase will build on S&P Dow Jones Indices current portfolio of Environmental, Social and Governance solutions. The acquisition of Trucost plc is not material to our consolidated financial statements.

S&P Global Platts

•
In September of 2016, S&P Global Platts acquired PIRA Energy Group ("PIRA"), a global provider of energy research and forecasting products and services. The purchase enhances S&P Global Platts' energy analytical capabilities by expanding its oil offering and strengthening its position in the natural gas and power markets. We accounted for the acquisition of PIRA using the purchase method of accounting. The acquisition of PIRA is not material to our consolidated financial statements.

•
In June of 2016, S&P Global Platts acquired RigData, a provider of daily information on rig activity for the natural gas and oil markets across North America. The purchase enhances S&P Global Platts' energy analytical capabilities by strengthening its position in natural gas and enhancing its oil offering. We accounted for the acquisition of RigData using the purchase method of accounting. The acquisition of RigData is not material to our consolidated financial statements.

•
In March of 2016, S&P Global Platts acquired Commodity Flow, a specialist technology and business intelligence service for the global waterborne commodity and energy markets. The purchase helps extend Platts trade flow analytical capabilities and complements its existing shipping services. We accounted for the acquisition of Commodity Flow using the purchase method of accounting. The acquisition of Commodity Flow is not material to our consolidated financial statements.

•
In July of 2015, we acquired the entire issued share capital of Petromedia Ltd and its operating subsidiaries (“Petromedia”), an independent provider of data, intelligence, news and tools to the global fuels market that offers a suite of products providing clients with actionable data and intelligence that enable informed decisions, minimize risk and increase efficiency. We accounted for the acquisition of Petromedia using the purchase method of accounting. The acquisition of Petromedia is not material to our consolidated financial statements.

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

S&P Global Market Intelligence

•
In September of 2015, we acquired SNL Financial LC ("SNL") for $2.2 billion. SNL is a global provider of news, data, and analytical tools to five sectors in the global economy: financial services, real estate, energy, media & communications, and metals & mining. SNL delivers information through its suite of web, mobile and direct data feed platforms that helps clients, including investment and commercial banks, investors, corporations, and regulators make decisions, improve efficiency, and manage risk.

Divestitures

In February of 2016, we entered into a definitive agreement to sell SPSE and CMA, two businesses within our S&P Global Market Intelligence segment, to Intercontinental Exchange. As a result, we classified the assets and liabilities of SPSE and CMA as held for sale in our consolidated balance sheet as of September 30, 2016. In October of 2016, we completed the sale of SPSE and CMA to Intercontinental Exchange, an operator of global exchanges, clearing houses and data services.

In September of 2016, we completed the sale of J.D. Power, included within our S&P Global Platts segment, for $1.1 billion to XIO Group, a global alternative investments firm headquartered in London. In the fourth quarter of 2015, we began exploring strategic alternatives for J.D. Power and initiated an active program to sell the business. The assets and liabilities of J.D. Power were classified as held for sale in our consolidated balance sheet as of December 31, 2015. During the three and nine months ended September 30, 2016, we recorded a pre-tax gain of $722 million ($521 million after-tax) in gain on dispositions in the consolidated statement of income related to the sale of J.D. Power. Following the sale, the assets and liabilities of J.D. Power are no longer reported in our consolidated balance sheet as of September 30, 2016.

During the nine months ended September 30, 2015, we recorded a pre-tax gain of $11 million in gain on dispositions in the consolidated statement of income related to the sale of our interest in a legacy McGraw Hill Construction investment.

The components of assets and liabilities of businesses held for sale in the consolidated balance sheets consist of the following:

(in millions)	September 30,	December 31,
	2016	2015
Accounts receivable, net	$23	$58
Goodwill	38	75
Other intangible assets, net	3	335
Other assets	2	35
Assets of businesses held for sale	$66	$503

Accounts payable and accrued expenses	$4	$42
Unearned revenue	18	64
Other liabilities	2	100
Liabilities of businesses held for sale	$24	$206

The operating profit of our businesses that were disposed of or held for sale for the periods ended September 30, 2016 and 2015 is as follows:

(in millions)	Three Months		Nine Months
	2016	2015	2016	2015
Operating profit [1]	$37	$33	$88	$84

[1]	The three and nine months ended September 30, 2016 exclude a pre-tax gain on the sale of J.D. Power of $722 million.

3.	Income Taxes

The effective income tax rate was 29.5% and 25.9% for the three months ended September 30, 2016 and September 30, 2015, respectively. The increase was due to the favorable resolution of tax audits in 2015, partially offset by a lower effective tax rate on the disposition of J.D. Power in 2016. The effective tax rate was 30.6% and 30.7% for the nine months ended September 30, 2016 and September 30, 2015, respectively.

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

As of September 30, 2016 and December 31, 2015, the total amount of federal, state and local, and foreign unrecognized tax benefits was $121 million and $120 million, respectively, exclusive of interest and penalties. We recognize accrued interest and penalties related to unrecognized tax benefits in interest expense and operating-related expense, respectively. In addition, as of September 30, 2016 and December 31, 2015, we had $40 million and $31 million, respectively, of accrued interest and penalties associated with unrecognized tax benefits.

Based on the current status of income tax audits, we believe that the total amount of unrecognized tax benefits may significantly decrease in the next twelve months. Although the ultimate resolution of our tax audits is unpredictable, the resulting change in our unrecognized tax benefits could have a material impact on our results of operations and/or cash flows.

4.	Debt

(in millions)	September 30, 2016	December 31, 2015
5.9% Senior Notes, due 2017 [1]	$400	$399
2.5% Senior Notes, due 2018 [2]	398	398
3.3% Senior Notes, due 2020 [3]	695	695
4.0% Senior Notes, due 2025 [4]	691	690
4.4% Senior Notes, due 2026 [5]	891	890
2.95% Senior Notes, due 2027 [6]	492	—
6.55% Senior Notes, due 2037 [7]	396	396
Commercial paper	—	143
Total debt	3,963	3,611
Less: short-term debt including current maturities [1]	400	143
Long-term debt	$3,563	$3,468

[1]
Interest payments are due semiannually on April 15 and October 15, and as of September 30, 2016, the unamortized debt discount and issuance costs are less than $1 million. We made a $400 million early repayment of our 5.9% senior notes on October 20, 2016.

[2]	Interest payments are due semiannually on February 15 and August 15, and as of September 30, 2016, the unamortized debt discount and issuance costs total $2 million.

[3]	Interest payments are due semiannually on February 14 and August 14, and as of September 30, 2016, the unamortized debt discount and issuance costs total $5 million.

[4]	Interest payments are due semiannually on June 15 and December 15, and as of September 30, 2016, the unamortized debt discount and issuance costs total $9 million.

[5]	Interest payments are due semiannually on February 15 and August 15, and as of September 30, 2016, the unamortized debt discount and issuance costs total $9 million.

[6]	Interest payments are due semiannually on January 22 and July 22, beginning on January 22, 2017, and as of September 30, 2016, the unamortized debt discount and issuance costs total $8 million.

[7]	Interest payments are due semiannually on May 15 and November 15, and as of September 30, 2016, the unamortized debt discount and issuance costs total $4 million.

The fair value of our long-term debt borrowings was $4.3 billion and $3.6 billion as of September 30, 2016 and December 31, 2015, respectively, and was estimated based on quoted market prices.

On September 22, 2016, we issued $500 million of 2.95% senior notes due in 2027. The notes are fully and unconditionally guaranteed by our wholly-owned subsidiary, Standard & Poor's Financial Services LLC. We used the net proceeds to fund the $400 million early repayment of our 5.9% senior notes due in 2017 on October 20, 2016, and intend to use the balance for general corporate purposes.

We have the ability to borrow a total of $1.2 billion through our commercial paper program, which is supported by our revolving $1.2 billion five-year credit agreement (our “credit facility”) that we entered into on June 30, 2015. This credit facility will terminate on June 30, 2020. There were no commercial paper borrowings outstanding as of September 30, 2016. Commercial paper borrowings outstanding as of December 31, 2015 totaled $143 million with an average interest rate and term of 0.95% and 17 days, respectively.

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

Cash Flow Hedges

Our exposure to market risk includes changes in foreign exchange rates. We have operations in foreign countries where the functional currency is primarily the local currency. For international operations that are determined to be extensions of the parent company, the U.S. dollar is the functional currency. We typically have naturally hedged positions in most countries from a local currency perspective with offsetting assets and liabilities. As of September 30, 2016 and December 31, 2015, we have entered into foreign exchange forward contracts to hedge the effect of adverse fluctuations in foreign currency exchange rates. We do not enter into any derivative financial instruments for speculative purposes.
During the three months ended March 31, 2016, we entered into a series of foreign exchange forward contracts to hedge a portion of our Indian Rupee exposure through the fourth quarter of 2016. These contracts are intended to offset the impact of movement of exchange rates on future operating costs and are scheduled to mature at the end of each quarter during 2016. The changes in the fair value of these contracts are initially reported in accumulated other comprehensive loss in our consolidated balance sheet and are subsequently reclassified into selling and general expenses in the same period that the hedge contract matures. As of September 30, 2016, we estimate that $2 million of the net gains related to derivatives designated as cash flow hedges recorded in other comprehensive income (loss) is expected to be reclassified into earnings within the next twelve months. There was no hedge ineffectiveness for the three and nine months ended September 30, 2016.
As of September 30, 2016 and September 30, 2015, the aggregate notional value of our outstanding foreign currency forward contracts was $78 million and $59 million, respectively.
The following table provides information on the location and fair value amounts of our cash flow hedges as of September 30, 2016 and December 31, 2015:

(in millions) Balance Sheet Location		September 30, 2016	December 31, 2015
Prepaid and other current assets [1]	Foreign exchange forward contracts	$4	$1

[1]
We use the income approach to measure the fair value of our forward currency forward contracts. The income approach uses pricing models that rely on observable inputs such as forward rates, and therefore are classified as Level 2.

The following table provides information on the location and amounts of pre-tax gains (losses) on our cash flow hedges for the periods ended September 30:

Three Months

(in millions)	Gain (Loss) Recognized in Accumulated Other Comprehensive Loss (effective portion)		Location of Gain Reclassified from Accumulated Other Comprehensive Loss into Income (effective portion)	Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (effective portion)
Cash flow hedges - designated as hedging instruments	2016	2015		2016	2015
Foreign exchange forward contracts	$1	$—	Selling and general expenses	$1	$—

Nine Months

(in millions)	Gain (Loss) Recognized in Accumulated Other Comprehensive Loss (effective portion)		Location of Gain Reclassified from Accumulated Other Comprehensive Loss into Income (effective portion)	Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (effective portion)
Cash flow hedges - designated as hedging instruments	2016	2015		2016	2015
Foreign exchange forward contracts	$3	$—	Selling and general expenses	$3	$—

The activity related to the change in unrealized gains (losses) in accumulated other comprehensive loss was as follows for the periods ended September 30:

(in millions)	Three Months		Nine Months
	2016	2015	2016	2015
Net unrealized gains (losses) on cash flow hedges, net of taxes, beginning of period	$1	$(1)	$(1)	$(1)
Change in fair value, net of tax	2	—	6	—
Reclassification into earnings, net of tax	(1)	—	(3)	—
Net unrealized gains (losses) on cash flow hedges, net of taxes, end of period	$2	$(1)	$2	$(1)

6.	Employee Benefits

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

The components of net periodic benefit (credit) cost for our retirement plans and postretirement plans for the periods ended September 30 are as follows:

Retirement Plans

(in millions)	Three Months		Nine Months
	2016	2015	2016	2015
Service cost	$1	$2	$2	$4
Interest cost	19	24	59	72
Expected return on plan assets	(30)	(32)	(92)	(95)
Amortization of actuarial loss	4	5	12	15
Net periodic benefit (credit) cost	$(6)	$(1)	$(19)	$(4)

Postretirement Plans

(in millions)	Three Months		Nine Months
	2016	2015	2016	2015
Interest cost	1	1	2	2
Amortization of prior service credit / actuarial gain	(1)	—	(1)	—
Net periodic benefit (credit) cost	$—	$1	$1	$2

As discussed in our Form 10-K, we changed certain discount rate assumptions and our expected return on assets assumption for our retirement plans, which became effective on January 1, 2016. In addition, at the end of 2015, we changed our approach used to measure service and interest costs on all of our retirement plans. For 2015, we measured service and interest costs utilizing a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation. For 2016, we elected to measure service and interest costs by applying the specific spot rates along that yield curve to the plans' liability cash flows. We also updated the assumed mortality rates to reflect life expectancy improvements. The effect of the assumption changes for the three and nine months ended September 30, 2016 resulted in a decrease in net periodic benefit cost of approximately $5 million and $15 million, respectively.

In the first nine months of 2016, we contributed $6 million to our retirement plans and expect to make additional required contributions of approximately $2 million to our retirement plans during the remainder of the year. We may elect to make additional non-required contributions depending on investment performance and the pension plan status in the fourth quarter of 2016.

7.	Stock-Based Compensation

We issue stock-based incentive awards to our eligible employees and Directors under the 2002 Employee Stock Incentive Plan and a Director Deferred Stock Ownership Plan. The 2002 Employee Stock Incentive Plan permits the granting of nonqualified stock options, stock appreciation rights, performance stock, restricted stock and other stock-based awards.

Stock-based compensation for the periods ended September 30 is as follows:

(in millions)	Three Months		Nine Months
	2016	2015	2016	2015
Stock option expense [1]	$2	$2	$6	$11
Restricted stock and unit awards expense	18	16	48	44
Total stock-based compensation expense	$20	$18	$54	$55

[1]	There were a minimal amount of stock options granted in 2015. During 2015, the Company stopped granting stock options.

During the nine months ended September 30, 2016, the Company granted 0.6 million shares of restricted stock and unit awards, which had a weighted average grant date fair value of $100.31 per share. Total unrecognized compensation expense related to unvested restricted stock and unit awards as of September 30, 2016 was $65 million, which is expected to be recognized over a weighted average period of 1.8 years.

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

Share repurchases for the periods ended September 30 were as follows:

(in millions, except average price)	Three Months		Nine Months
	2016	2015	2016	2015
Total number of shares purchased [1]	5.3	2.3	8.8	4.9
Average price paid per share [2]	$—	$99.01	$98.05	$102.01
Total cash utilized [3]	$750	$227	$1,097	$501

[1]	The three and nine months ended September 30, 2016 include shares received as part of our accelerated share repurchase agreement described in more detail below.

[2]	Average price paid per share information does not include the accelerated share repurchase transaction as discussed in more detail below.

[3]
In December of 2015, 0.3 million shares were repurchased for approximately $26 million, which settled in January of 2016. Cash used for financing activities only reflects those shares which settled during the nine months ended September 30, 2016 resulting in $1,123 million of cash used to repurchase shares.

Our purchased shares may be used for general corporate purposes, including the issuance of shares for stock compensation plans and to offset the dilutive effect of the exercise of employee stock options. As of September 30, 2016, approximately 26.6 million shares remained available under the current share repurchase program which has no expiration date and purchases under this program may be made from time to time on the open market and in private transactions, depending on market conditions.

Accelerated Share Repurchase Program

Using a portion of the proceeds received from the sale of J.D. Power, we entered into an accelerated share repurchase ("ASR") agreement with a financial institution on September 7, 2016 to initiate share repurchases aggregating $750 million. The ASR agreement was structured as a capped ASR agreement in which we paid $750 million and received an initial delivery of approximately 4.4 million shares and an additional amount of 0.9 million shares during the month of September 2016, representing the minimum number of shares of our common stock to be repurchased based on a calculation using a specified capped price per share. The total number of shares to be repurchased under the ASR agreement will be based on the volume weighted-average share price, minus a discount, of our common stock over the term of the ASR agreement. This price is capped such that only under limited circumstances will we be required to deliver shares or, at our election, pay cash at settlement. Additionally, depending on the average share price through the completion date, we may receive additional shares under the ASR agreement. The final settlement of the transaction under the ASR agreement is expected to be completed no later than the first quarter of 2017. The ASR agreement was executed under the current share repurchase program, approved on December 4, 2013.

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

Noncontrolling interests that do not contain such redemption features are presented in equity.

Changes to redeemable noncontrolling interest during the nine months ended September 30, 2016 were as follows:

(in millions)
Balance as of December 31, 2015	$920
Net income attributable to noncontrolling interest	82
Distributions payable to noncontrolling interest	(76)
Redemption value adjustment	(6)
Balance as of September 30, 2016	$920

Accumulated Other Comprehensive Loss

The following table summarizes the changes in the components of accumulated other comprehensive loss for the nine months ended September 30, 2016:

(in millions)	Foreign Currency Translation Adjustment	Pension and Postretirement Benefit Plans		Unrealized Gain (Loss) on Forward Exchange Contracts		Accumulated Other Comprehensive Loss
Balance as of December 31, 2015	$(193)	$(406)		$(1)		$(600)
Other comprehensive income before reclassifications	(52)	7		6		(39)
Reclassifications from accumulated other comprehensive loss to net earnings	—	7	[1]	(3)	[2]	4
Net other comprehensive income	(52)	14		3		(35)
Balance as of September 30, 2016	$(245)	$(392)		$2		$(635)

[1]	See Note 6 — Employee Benefits for additional details of items reclassed from accumulated other comprehensive loss to net earnings.

[2]	See Note 5 — Derivative Instruments for additional details of items reclassed from accumulated other comprehensive loss to net earnings.

The net actuarial loss and prior service cost related to pension and other postretirement benefit plans included in other comprehensive income is net of a tax provision of $4 million for the nine months ended September 30, 2016.

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

The calculation for basic and diluted EPS for the periods ended September 30 is as follows:

(in millions, except per share amounts)	Three Months		Nine Months
	2016	2015	2016	2015
Amounts attributable to S&P Global Inc. common shareholders:
Net income	$892	$252	$1,569	$909

Basic weighted-average number of common shares outstanding	262.9	271.3	264.1	272.6
Effect of stock options and other dilutive securities	2.4	3.1	2.3	2.8
Diluted weighted-average number of common shares outstanding	265.3	274.4	266.4	275.4

Earnings per share attributable to S&P Global Inc. common shareholders:
Net income:
Basic	$3.39	$0.93	$5.94	$3.33
Diluted	$3.36	$0.92	$5.89	$3.30

We have certain stock options and restricted performance shares that are potentially excluded from the computation of diluted EPS. The effect of the potential exercise of stock options is excluded when the average market price of our common stock is lower than the exercise price of the related option during the period or when a net loss exists because the effect would have been antidilutive. Additionally, restricted performance shares are excluded because the necessary vesting conditions had not been met or when a net loss exists. For the three and nine months ended September 30, 2016 and 2015, there were no stock options excluded. Restricted performance shares outstanding of 0.7 million and 0.9 million as of September 30, 2016 and 2015, respectively, were excluded.

10.	Restructuring

During 2016 and 2015, we continued to evaluate our cost structure and further identified cost savings associated with streamlining our management structure and our decision to exit non-strategic businesses. Our 2016 and 2015 restructuring plans consisted of a workforce reduction of approximately 100 and 550 positions, respectively, and are further detailed below. The charges for the restructuring plan are classified as selling and general expenses within the consolidated statements of income and the reserves are included in other current liabilities in the consolidated balance sheets.

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

The initial restructuring charge recorded and the ending reserve balance as of September 30, 2016 by segment is as follows:

	2016 Restructuring Plans		2015 Restructuring Plans
(in millions)	Initial Charge Recorded	Ending Reserve Balance	Initial Charge Recorded	Ending Reserve Balance
S&P Global Ratings	$8	$5	$18	$7
S&P Global Market Intelligence	1	1	31	10
S&P Global Platts	6	5	3	—
Corporate	2	2	11	6
Total	$17	$13	$63	$23

We recorded a pre-tax restructuring charge of $17 million for the 2016 restructuring plan during the nine months ended September 30, 2016 and have reduced the reserve for the 2016 restructuring plan by $4 million. The ending reserve balance for the 2015 restructuring plan was $50 million as of December 31, 2015. For the nine months ended September 30, 2016, we have reduced the reserve for the 2015 restructuring plan by $27 million.

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

Changes to Organizational Structure

The segment amounts and discussions included in this Form 10-Q reflect the reportable segments that existed through the end of the third quarter of 2016. Effective beginning with the fourth quarter of 2016, we realigned certain of our reportable segments to be consistent with changes to our organizational structure and how our Chief Executive Officer will evaluate the performance of these segments. As a result, as of the beginning of the fourth quarter of 2016, S&P Global Market Intelligence and S&P Global Platts will be combined into a single reportable segment, Market and Commodities Intelligence. These changes do not impact the constituent components of our S&P Global Ratings and S&P DJ Indices reportable segments. We will begin reporting the financial results of the combined segment in our Form 10-K for the year ended December 31, 2016.

A summary of operating results by segment for the periods ended September 30 is as follows:

Three Months	2016		2015
(in millions)	Revenue	Operating Profit	Revenue	Operating Profit
S&P Global Ratings [1]	$642	$346	$587	$194
S&P Global Market Intelligence [2]	429	112	356	53
S&P DJ Indices [3]	164	107	156	106
S&P Global Platts [4]	229	812	248	93
Intersegment elimination [5]	(25)	—	(23)	—
Total operating segments	1,439	1,377	1,324	446
Unallocated expense	—	(29)	—	(36)
Total	$1,439	$1,348	$1,324	$410

Nine Months	2016		2015
(in millions)	Revenue	Operating Profit	Revenue	Operating Profit
S&P Global Ratings [1]	$1,877	$1,004	$1,851	$846
S&P Global Market Intelligence [2]	1,252	285	1,000	178
S&P DJ Indices [3]	468	308	446	297
S&P Global Platts [4]	738	1,008	707	265
Intersegment elimination [5]	(73)	—	(66)	—
Total operating segments	4,262	2,605	3,938	1,586
Unallocated expense [6]	—	(93)	—	(93)
Total	$4,262	$2,512	$3,938	$1,493

[1]
Operating profit for the three and nine months ended September 30, 2016 primarily includes a benefit related to net legal settlement insurance recoveries of $17 million and $63 million, respectively. Operating profit for the three and nine months ended September 30, 2015 includes legal settlement charges partially offset by a benefit related to legal settlement insurance recoveries of $86 million and $40 million, respectively. Additionally, the nine months ended September 30, 2016 and 2015 include restructuring charges of $6 million and $8 million, respectively. Operating profit also includes amortization of intangibles from acquisitions of $1 million for the three months ended September 30, 2016 and 2015 and $4 million for the nine months ended September 30, 2016 and 2015.

[2]
Operating profit for the three and nine months ended September 30, 2016 includes disposition-related costs of $5 million and $12 million, respectively, and an acquisition-related cost of $1 million. Operating profit for the nine months ended September 30, 2016 includes a technology related impairment charge of $24 million. Operating profit for the three and nine months ended September 30, 2015 include acquisition-related costs related to the acquisition of SNL of $32 million, and the nine months ended September 30, 2015 include restructuring charges of $12 million. Operating profit also includes amortization of intangibles from acquisitions of $18 million and $54 million for the three and nine months ended September 30, 2016, respectively, and $10 million and $21 million for the three and nine months ended September 30, 2015, respectively.

[3]
Operating profit includes amortization of intangibles from acquisitions of $1 million for the three months ended September 30, 2016 and 2015 and $4 million for the nine months ended September 30, 2016 and 2015.

[4]
As of September 7, 2016, we completed the sale of J.D. Power and the results are included in S&P Global Platts results through that date. Operating profit for the three and nine months ended September 30, 2016 includes a gain on the sale of J.D. Power of $722 million. Additionally, disposition-related costs of $1 million and $5 million are included for the three and nine months ended September 30, 2016, respectively. Operating profit for the nine months ended September 31, 2015 includes restructuring charges of $1 million. Operating profit also includes amortization of intangibles from acquisitions of $3 million and $9 million for the three and nine months ended September 30, 2016, respectively, and $5 million and $11 million for the three and nine months ended September 30, 2015, respectively.

[5]
Revenue for S&P Global Ratings and expenses for S&P Global Market Intelligence include an intersegment royalty charged to S&P Global Market Intelligence for the rights to use and distribute content and data developed by S&P Global Ratings.

[6]
The nine months ended September 30, 2016 include $3 million from a disposition-related reserve release. The nine months ended September 30, 2015 include a gain of $11 million related to the sale of our interest in a legacy McGraw Hill Construction investment. See Note 2 — Acquisitions and Divestitures for additional information. Additionally, restructuring charges are included for the nine months ended September 30, 2015.

The following provides revenue by geographic region for the periods ended September 30:

(in millions)	Three Months		Nine Months
	2016	2015	2016	2015
U.S.	$885	$810	$2,635	$2,385
European region	335	311	971	927
Asia	145	137	438	416
Rest of the world	74	66	218	210
Total	$1,439	$1,324	$4,262	$3,938

See Note 2 — Acquisitions and Divestitures and Note 10 — Restructuring for additional actions that impacted the segment operating results.

12.	Commitments and Contingencies

Related Party Agreements

In June of 2012, we entered into a new license agreement (the "License Agreement") with the holder of S&P Dow Jones Indices LLC noncontrolling interest, CME Group, which replaced the 2005 license agreement between S&P DJ Indices and CME Group. Under the terms of the License Agreement, S&P Dow Jones Indices LLC receives a share of the profits from the trading and clearing of CME Group's equity index products. During the three and nine months ended September 30, 2016, S&P Dow Jones Indices LLC earned $18 million and $58 million, respectively, of revenue under the terms of the License Agreement. The entire amount of this revenue is included in our consolidated statement of income and the portion related to the 27% noncontrolling interest is removed in net income attributable to noncontrolling interests.

Legal & Regulatory Matters

In the normal course of business both in the United States and abroad, the Company and its subsidiaries are defendants in a number of legal proceedings and are often the subject of government and regulatory proceedings, investigations and inquiries. Many of these proceedings, investigations and inquiries relate to the ratings activity of S&P Global Ratings brought by issuers and alleged purchasers of rated securities. In addition, various government and self-regulatory agencies frequently make inquiries and conduct investigations into our compliance with applicable laws and regulations, including those related to ratings activities and antitrust matters. Any of these proceedings, investigations or inquiries could ultimately result in adverse judgments, damages, fines, penalties or activity restrictions, which could adversely impact our consolidated financial condition, cash flows, business or competitive position.

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

S&P Global Ratings

Financial Crisis Litigation

The Company and its subsidiaries continue to defend civil cases brought by private and public plaintiffs arising out of ratings activities prior to and during the global financial crisis of 2008-2009. Discovery in certain of these cases is ongoing. We can provide no assurance that we will not be obligated to pay significant amounts in order to resolve these matters on terms deemed acceptable. At this time, however, we are unable to reasonably estimate the range of such additional amounts, if any.

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

Trani Prosecutorial Proceeding

The prosecutor in the Italian city of Trani has obtained criminal indictments against several current and former S&P Global Ratings managers and ratings analysts for alleged market manipulation, and against Standard & Poor’s Credit Market Services Europe under Italy’s vicarious liability statute, for having allegedly failed to properly supervise the ratings analysts and prevent them from committing market manipulation. The prosecutor’s theories are based on various actions by S&P Global Ratings taken with respect to Italian sovereign debt between May of 2011 and January of 2012. Trial commenced in February of 2015 and is ongoing. Apart from criminal penalties that might be imposed following a conviction, such conviction could also lead to civil damages claims and other sanctions against Standard & Poor’s Credit Market Services Europe or the Company. Such claims and sanctions cannot be quantified at this stage.

Shareholder Derivative Actions

In August of 2015, two purported shareholders commenced a putative derivative action on behalf of the Company in New York State Supreme Court titled Retirement Plan for General Employees of the City of North Miami Beach and Robin Stein v. Harold McGraw III, et al. The complaint asserts claims for, inter alia, breach of fiduciary duty, waste of corporate assets, and mismanagement against the board of directors, certain former directors of the Company, and three former S&P Global Ratings employees. Plaintiffs seek recovery from the defendants based primarily on allegations that S&P Global Ratings’ credit ratings practices for certain residential mortgage-backed securities and collateralized debt obligations misrepresented the credit risks of those securities, allegedly resulting in losses to the Company. The Company and the individual defendants filed motions to dismiss the complaint in October of 2015. Plaintiffs filed an opposition in December of 2015, and the Company and the individual defendants filed their reply briefs in January of 2016.

In January of 2016, a different purported shareholder commenced a separate putative derivative action on behalf of the Company in New York State Supreme Court titled L.A. Grika v. Harold McGraw III, et al. The allegations in the complaint are substantially similar to those in the North Miami Beach matter described above. The complaint asserts claims for, inter alia, breach of fiduciary duty, aiding and abetting breaches of fiduciary duty, unjust enrichment, contribution and indemnification against Harold McGraw III, Douglas L. Peterson, and nine former S&P Global Ratings employees. The case was transferred to the judge presiding over the North Miami Beach action. The Company and the individual defendants filed motions to dismiss the Grika complaint in May of 2016. Plaintiffs filed an opposition in June of 2016, and the Company and the individual defendants filed their reply briefs in July of 2016.

The court notified the parties in August of 2016 that it will be issuing written decisions on the outstanding motions to dismiss without oral argument.

13.	Recently Issued or Adopted Accounting Standards

In August of 2016, the Financial Accounting Standards Board ("FASB") issued guidance providing amendments to eight specific statement of cash flows classification issues. The guidance is effective for reporting periods beginning after December 15, 2017; however, early adoption is permitted. We do not expect this guidance to have a significant impact on our consolidated financial statements.

In March of 2016, the FASB issued guidance to simplify several aspects of accounting for share-based payment transactions, including the accounting for income taxes, forfeitures, statutory tax withholding requirements, as well as classification in the statement of cash flows. The guidance is effective for reporting periods beginning after December 15, 2016; however, early adoption is permitted. We are currently evaluating the impact of the adoption of this guidance on our consolidated financial statements.

In February of 2016, the FASB issued guidance that amends accounting for leases. Under the new guidance, a lessee will recognize assets and liabilities but will recognize expenses similar to current lease accounting. The guidance is effective for reporting periods beginning after December 15, 2018; however early adoption is permitted. The new guidance must be adopted using a modified retrospective approach to each prior reporting period presented with various optional practical expedients. We are currently evaluating the impact of the adoption of this guidance on our consolidated financial statements.

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

In August of 2014, the FASB issued guidance that requires management to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date the financial statements are issued and provide related disclosures. This guidance is effective for reporting periods ending after December 15, 2016; however, early adoption is permitted. We do not expect the adoption of this guidance to have a significant impact on our consolidated financial statements.

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

14.	Condensed Consolidating Financial Statements

On September 22, 2016, we issued $500 million of 2.95% senior notes due in 2027. See Note 4 — Debt for additional information.

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

	Statement of Income
	Three Months Ended September 30, 2016
	(Unaudited)
(in millions)	S&P Global Inc.	Standard & Poor's Financial Services LLC	Non-Guarantor Subsidiaries	Eliminations	S&P Global Inc. Consolidated
Revenue	$175	$383	$914	$(33)	$1,439
Expenses:
Operating-related expenses	27	111	333	(33)	438
Selling and general expenses	45	49	236	—	330
Depreciation	8	2	12	—	22
Amortization of intangibles	—	—	23	—	23
Total expenses	80	162	604	(33)	813
Gain on dispositions	(705)	—	(17)	—	(722)
Operating profit	800	221	327	—	1,348
Interest expense (income), net	43	—	(4)	—	39
Non-operating intercompany transactions	14	(21)	(41)	48	—
Income before taxes on income	743	242	372	(48)	1,309
Provision for taxes on income	184	95	107	—	386
Equity in net income of subsidiaries	457	76	—	(533)	—
Net income	$1,016	$223	$265	$(581)	$923
Less: net income attributable to noncontrolling interests	—	—	—	(31)	(31)
Net income attributable to S&P Global Inc.	$1,016	$223	$265	$(612)	$892
Comprehensive income	$1,069	$216	$191	$(561)	$915

	Statement of Income
	Nine Months Ended September 30, 2016
	(Unaudited)
(in millions)	S&P Global Inc.	Standard & Poor's Financial Services LLC	Non-Guarantor Subsidiaries	Eliminations	S&P Global Inc. Consolidated
Revenue	$516	$1,138	$2,703	$(95)	$4,262
Expenses:
Operating-related expenses	78	342	1,038	(95)	1,363
Selling and general expenses	95	145	735	—	975
Depreciation	28	7	28	—	63
Amortization of intangibles	—	—	71	—	71
Total expenses	201	494	1,872	(95)	2,472
Gain on dispositions	(705)	—	(17)	—	(722)
Operating profit	1,020	644	848	—	2,512
Interest expense (income), net	129	—	(7)	—	122
Non-operating intercompany transactions	249	(62)	(739)	552	—
Income before taxes on income	642	706	1,594	(552)	2,390
Provision for taxes on income	166	263	302	—	731
Equity in net income of subsidiaries	1,865	220	—	(2,085)	—
Net income	$2,341	$663	$1,292	$(2,637)	$1,659
Less: net income attributable to noncontrolling interests	—	—	—	(90)	(90)
Net income attributable to S&P Global Inc.	$2,341	$663	$1,292	$(2,727)	$1,569
Comprehensive income	$2,351	$662	$1,247	$(2,636)	$1,624

	Statement of Income
	Three Months Ended September 30, 2015
	(Unaudited)
(in millions)	S&P Global Inc.	Standard & Poor's Financial Services LLC	Non-Guarantor Subsidiaries	Eliminations	S&P Global Inc. Consolidated
Revenue	$165	$523	$665	$(29)	$1,324
Expenses:
Operating-related expenses	26	167	255	(29)	419
Selling and general expenses	200	1	257	—	458
Depreciation	9	4	7	—	20
Amortization of intangibles	—	—	17	—	17
Total expenses	235	172	536	(29)	914
Operating (loss) profit	(70)	351	129	—	410
Interest expense (income), net	32	—	(2)	—	30
Non-operating intercompany transactions	51	48	(99)	—	—
(Loss) income before taxes on income	(153)	303	230	—	380
(Benefit) provision for taxes on income	(74)	100	73	—	99
Equity in net income of subsidiaries	1,180	206	—	(1,386)	—
Net income	$1,101	$409	$157	$(1,386)	$281
Less: net income attributable to noncontrolling interests	—	—	—	(29)	(29)
Net income attributable to S&P Global Inc.	$1,101	$409	$157	$(1,415)	$252
Comprehensive income	$1,095	$408	$123	$(1,386)	$240

	Statement of Income
	Nine Months Ended September 30, 2015
	(Unaudited)
(in millions)	S&P Global Inc.	Standard & Poor's Financial Services LLC	Non-Guarantor Subsidiaries	Eliminations	S&P Global Inc. Consolidated
Revenue	$481	$1,640	$1,902	$(85)	$3,938
Expenses:
Operating-related expenses	87	546	693	(85)	1,241
Selling and general expenses	259	93	759	—	1,111
Depreciation	29	14	21	—	64
Amortization of intangibles	—	—	40	—	40
Total expenses	375	653	1,513	(85)	2,456
Gain on dispositions	—	—	(11)	—	(11)
Operating profit	106	987	400	—	1,493
Interest expense (income), net	69	—	(7)	—	62
Non-operating intercompany transactions	180	139	(319)	—	—
(Loss) income before taxes on income	(143)	848	726	—	1,431
(Benefit) provision for taxes on income	(57)	291	205	—	439
Equity in net income of subsidiaries	1,180	205	—	(1,385)	—
Net income	$1,094	$762	$521	$(1,385)	$992
Less: net income attributable to noncontrolling interests	—	—	—	(83)	(83)
Net income attributable to S&P Global Inc.	$1,094	$762	$521	$(1,468)	$909
Comprehensive income	$1,102	$761	$480	$(1,390)	$953

	Balance Sheet
	September 30, 2016
	(Unaudited)
(in millions)	S&P Global Inc.	Standard & Poor's Financial Services LLC	Non-Guarantor Subsidiaries	Eliminations	S&P Global Inc. Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$738	$—	$1,661	$—	$2,399
Accounts receivable, net of allowance for doubtful accounts	108	160	712		980
Intercompany receivable	346	397	836	(1,579)	—
Deferred income taxes	74	10	23	—	107
Prepaid and other current assets	75	—	77	—	152
Assets of businesses held for sale	1	—	65	—	66
Total current assets	1,342	567	3,374	(1,579)	3,704
Property and equipment, net of accumulated depreciation	138	1	116	—	255
Goodwill	182	—	2,767	9	2,958
Other intangible assets, net	—	—	1,518	—	1,518
Investments in subsidiaries	5,232	672	7,316	(13,220)	—
Intercompany loans receivable	18	—	1,842	(1,860)	—
Other non-current assets	85	23	133	—	241
Total assets	$6,997	$1,263	$17,066	$(16,650)	$8,676
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$71	$23	$105	$—	$199
Intercompany payable	1,492	(22)	109	(1,579)	—
Accrued compensation and contributions to retirement plans	108	41	166	—	315
Short-term debt	400	—	—	—	400
Unearned revenue	274	202	932	—	1,408
Income taxes currently payable	236	—	85	—	321
Other current liabilities	166	(133)	351	—	384
Liabilities of businesses held for sale	1	—	23	—	24
Total current liabilities	2,748	111	1,771	(1,579)	3,051
Long-term debt	3,563	—	—	—	3,563
Intercompany loans payable	11	—	1,849	(1,860)	—
Pension and postretirement benefits	208	—	51	—	259
Other non-current liabilities	(14)	85	301	—	372
Total liabilities	6,516	196	3,972	(3,439)	7,245
Redeemable noncontrolling interest	—	—	—	920	920
Equity:
Common stock	412	—	2,336	(2,336)	412
Additional paid-in capital	(300)	1,148	10,132	(10,613)	367
Retained income	9,288	(81)	1,003	(1,286)	8,924
Accumulated other comprehensive loss	(313)	—	(367)	45	(635)
Less: common stock in treasury	(8,606)		(10)	10	(8,606)
Total equity - controlling interests	481	1,067	13,094	(14,180)	462
Total equity - noncontrolling interests	—	—	—	49	49
Total equity	481	1,067	13,094	(14,131)	511
Total liabilities and equity	$6,997	$1,263	$17,066	$(16,650)	$8,676

	Balance Sheet
	December 31, 2015
(in millions)	S&P Global Inc.	Standard & Poor's Financial Services LLC	Non-Guarantor Subsidiaries	Eliminations	S&P Global Inc. Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$167	$—	$1,314	$—	$1,481
Accounts receivable, net of allowance for doubtful accounts	116	319	556	—	991
Intercompany receivable	208	1,872	1,273	(3,353)	—
Deferred income taxes	75	10	24	—	109
Prepaid and other current assets	120	13	80	(1)	212
Assets of businesses held for sale	4	—	499	—	503
Total current assets	690	2,214	3,746	(3,354)	3,296
Property and equipment, net of accumulated depreciation	141	3	126	—	270
Goodwill	17	40	2,816	9	2,882
Other intangible assets, net	—	—	1,522	—	1,522
Investments in subsidiaries	4,651	659	7,316	(12,626)	—
Intercompany loans receivable	16	368	1,733	(2,117)	—
Other non-current assets	67	19	127	—	213
Total assets	$5,582	$3,303	$17,386	$(18,088)	$8,183
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$71	$54	$81	$—	$206
Intercompany payable	2,144	675	535	(3,354)	—
Accrued compensation and contributions to retirement plans	127	89	167	—	383
Short-term debt	143	—	—	—	143
Unearned revenue	254	586	582	(1)	1,421
Income taxes currently payable	1	—	55	—	56
Other current liabilities	190	65	238	—	493
Liabilities of businesses held for sale	80	—	126	—	206
Total current liabilities	3,010	1,469	1,784	(3,355)	2,908
Long-term debt	3,468	—	—	—	3,468
Intercompany loans payable	21	—	2,096	(2,117)	—
Pension and postretirement benefits	230	—	46	—	276
Other non-current liabilities	(25)	98	295	—	368
Total liabilities	6,704	1,567	4,221	(5,472)	7,020
Redeemable noncontrolling interest	—	—	—	920	920
Equity:
Common stock	412	—	2,337	(2,337)	412
Additional paid-in capital	(184)	1,179	10,174	(10,694)	475
Retained income	6,701	557	987	(609)	7,636
Accumulated other comprehensive loss	(322)	—	(322)	44	(600)
Less: common stock in treasury	(7,729)	—	(12)	12	(7,729)
Total equity - controlling interests	(1,122)	1,736	13,164	(13,584)	194
Total equity - noncontrolling interests	—	—	1	48	49
Total equity	(1,122)	1,736	13,165	(13,536)	243
Total liabilities and equity	$5,582	$3,303	$17,386	$(18,088)	$8,183

	Statement of Cash Flows
	Nine Months Ended September 30, 2016
	(Unaudited)
(in millions)	S&P Global Inc.	Standard & Poor's Financial Services LLC	Non-Guarantor Subsidiaries	Eliminations	S&P Global Inc. Consolidated
Operating Activities:
Net income	$2,341	$663	$1,292	$(2,637)	$1,659
Adjustments to reconcile net income to cash provided by operating activities from continuing operations:
Depreciation	28	7	28	—	63
Amortization of intangibles	—	—	71	—	71
Provision for losses on accounts receivable	2	—	8	—	10
Deferred income taxes	(80)	—	72	—	(8)
Stock-based compensation	17	12	25	—	54
Gain on dispositions	(705)	—	(17)	—	(722)
Other	14	3	39	—	56
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	5	159	(190)	—	(26)
Prepaid and other current assets	(14)	13	(1)	—	(2)
Accounts payable and accrued expenses	(70)	(147)	90	—	(127)
Unearned revenue	20	(385)	359	—	(6)
Accrued legal and regulatory settlements	—	(108)	(26)	—	(134)
Other current liabilities	(17)	(25)	30	—	(12)
Net change in prepaid/accrued income taxes	297	—	55	—	352
Net change in other assets and liabilities	(35)	29	(51)	—	(57)
Cash provided by operating activities from continuing operations	1,803	221	1,784	(2,637)	1,171
Investing Activities:
Capital expenditures	(34)	(11)	(22)	—	(67)
Acquisitions, net of cash acquired	(140)	—	(5)	—	(145)
Proceeds from dispositions	1,047	—	24	—	1,071
Changes in short-term investments	—	—	(1)	—	(1)
Cash provided by (used for) investing activities from continuing operations	873	(11)	(4)	—	858
Financing Activities:
Payments on short-term debt, net	(143)	—	—	—	(143)
Proceeds from issuance of senior notes, net	493	—	—	—	493
Dividends paid to shareholders	(286)	—	—	—	(286)
Dividends and other payments paid to noncontrolling interests	—	—	(59)	—	(59)
Contingent consideration payments	(5)	—	(10)	—	(15)
Repurchase of treasury shares	(1,123)	—	—	—	(1,123)
Exercise of stock options	83	—	1	—	84
Excess tax benefits from share-based payments	31	—	—	—	31
Intercompany financing activities	(1,155)	(210)	(1,272)	2,637	—
Cash used for financing activities from continuing operations	(2,105)	(210)	(1,340)	2,637	(1,018)
Effect of exchange rate changes on cash from continuing operations	—	—	(93)	—	(93)
Net change in cash and cash equivalents	571	—	347	—	918
Cash and cash equivalents at beginning of period	167	—	1,314	—	1,481
Cash and cash equivalents at end of period	$738	$—	$1,661	$—	$2,399

	Statement of Cash Flows
	Nine Months Ended September 30, 2015
	(Unaudited)
(in millions)	S&P Global Inc.	Standard & Poor's Financial Services LLC	Non-Guarantor Subsidiaries	Eliminations	S&P Global Inc. Consolidated
Operating Activities:
Net income	$1,094	$762	$521	$(1,385)	$992
Adjustments to reconcile net income to cash provided by (used for) operating activities from continuing operations:
Depreciation	29	14	21	—	64
Amortization of intangibles	—	—	40	—	40
Provision for losses on accounts receivable	—	(4)	7	—	3
Deferred income taxes	(139)	161	144	—	166
Stock-based compensation	16	16	23	—	55
Gain on dispositions	—	—	(11)	—	(11)
Other	107	22	21	—	150
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	10	16	(70)	—	(44)
Prepaid and other current assets	(35)	22	7	—	(6)
Accounts payable and accrued expenses	(100)	(76)	(10)	—	(186)
Unearned revenue	10	(20)	28	—	18
Accrued legal and regulatory settlements	—	(1,624)	—	—	(1,624)
Other current liabilities	(19)	(12)	(22)	—	(53)
Net change in prepaid/accrued income taxes	166	—	(26)	—	140
Net change in other assets and liabilities	91	4	(155)	—	(60)
Cash provided by (used for) operating activities from continuing operations	1,230	(719)	518	(1,385)	(356)
Investing Activities:
Capital expenditures	(38)	(7)	(29)	—	(74)
Acquisitions, net of cash acquired	(2,241)	—	(152)	—	(2,393)
Proceeds from dispositions	—	—	14	—	14
Changes in short-term investments	—	—	(3)	—	(3)
Cash used for investing activities from continuing operations	(2,279)	(7)	(170)	—	(2,456)
Financing Activities:
Proceeds from issuance of senior notes, net	2,674	—	—	—	2,674
Dividends paid to shareholders	(274)	—	—	—	(274)
Dividends and other payments paid to noncontrolling interests	—	—	(67)	—	(67)
Contingent consideration payments	(5)	—	—	—	(5)
Purchase of CRISIL shares	—	—	(16)	—	(16)
Repurchase of treasury shares	(501)	—	—	—	(501)
Exercise of stock options	76	—	1	—	77
Excess tax benefits from share-based payments	39	—	—	—	39
Intercompany financing activities	(2,192)	727	80	1,385	—
Cash (used for) provided by financing activities from continuing operations	(183)	727	(2)	1,385	1,927
Effect of exchange rate changes on cash from continuing operations	(9)	—	(33)	—	(42)
Cash (used for) provided by continuing operations	(1,241)	1	313	—	(927)
Discontinued Operations:
Cash used for operating activities	—	—	(129)	—	(129)
Cash used for discontinued operations	—	—	(129)	—	(129)
Net change in cash and cash equivalents	(1,241)	1	184	—	(1,056)
Cash and cash equivalents at beginning of period	1,402	—	1,095	—	2,497
Cash and cash equivalents at end of period	$161	$1	$1,279	$—	$1,441

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

The following Management's Discussion and Analysis (“MD&A”) provides a narrative of the results of operations and financial condition of S&P Global Inc. (together with its consolidated subsidiaries, "S&P Global," the “Company,” “we,” “us” or “our”) for the three and nine months ended September 30, 2016. The MD&A should be read in conjunction with the consolidated financial statements, accompanying notes and MD&A included in our Form 10-K for the year ended December 31, 2015 (our “Form 10-K”), which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The MD&A includes the following sections:

•	Overview

•	Results of Operations — Comparing the Three and Nine Months Ended September 30, 2016 and 2015

•	Liquidity and Capital Resources

•	Reconciliation of Non-GAAP Financial Information

•	Critical Accounting Estimates

•	Recently Issued or Adopted Accounting Standards

•	Forward-Looking Statements

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

•	S&P Global Ratings is an independent provider of credit ratings, research and analytics, offering investors, issuers and market participants information, ratings and benchmarks.

•	S&P Global Market Intelligence is a global provider of multi-asset-class data, research, and analytical capabilities, which integrate cross-asset analytics and desktop services.

•	S&P DJ Indices is a global index provider that maintains a wide variety of valuation and index benchmarks for investment advisors, wealth managers and institutional investors.

•
S&P Global Platts is the leading independent provider of information and benchmark prices for the commodities and energy markets. As of September 7, 2016, we completed the sale of J.D. Power and the results are included in S&P Global Platts results through that date.

The S&P Global Ratings segment includes S&P Global Ratings, which is registered with the U.S. Securities and Exchange Commission as a Nationally Recognized Statistical Rating Organization ("NRSRO"), as well as CRISIL, a global analytical company incorporated in India, and certain other ratings-related businesses.

In February of 2016, we entered into a definitive agreement to sell Standard & Poor's Securities Evaluations, Inc. ("SPSE") and Credit Market Analysis ("CMA"), two businesses within our S&P Global Market Intelligence segment, to Intercontinental Exchange. As a result, we classified the assets and liabilities of SPSE and CMA as held for sale in our consolidated balance sheet as of September 30, 2016. In October of 2016, we completed the sale of SPSE and CMA to Intercontinental Exchange, an operator of global exchanges, clearing houses and data services.

In September of 2016, we completed the sale of J.D. Power, included within our S&P Global Platts segment, for $1.1 billion to XIO Group, a global alternative investments firm headquartered in London. In the fourth quarter of 2015, we began exploring strategic alternatives for J.D. Power and initiated an active program to sell the business. The assets and liabilities of J.D. Power were classified as held for sale in our consolidated balance sheet as of December 31, 2015. During the three and nine months ended September 30, 2016, we recorded a pre-tax gain of $722 million ($521 million after-tax) in gain on dispositions in the consolidated statement of income related to the sale of J.D. Power. Following the sale, the assets and liabilities of J.D. Power are no longer reported in our consolidated balance sheet as of September 30, 2016.

Key results for the periods ended September 30 are as follows:

(in millions, except per share amounts)	Three Months			Nine Months
	2016	2015	% Change 1	2016	2015	% Change 1
Revenue	$1,439	$1,324	9%	$4,262	$3,938	8%
Operating profit [2]	$1,348	$410	N/M	$2,512	$1,493	68%
Operating margin %	94%	31%		59%	38%
Diluted earnings per share from continuing operations	$3.36	$0.92	N/M	$5.89	$3.30	79%
N/M - not meaningful

[1]	% changes in the tables throughout the MD&A are calculated off of the actual number, not the rounded number presented.

[2]
Operating profit for the three and nine months ended September 30, 2016 includes net legal settlement insurance recoveries of $17 million and $63 million, respectively, disposition-related costs of $6 million and $17 million, respectively, an acquisition-related cost of $1 million, and a gain on the sale of J.D. Power of $722 million. Operating profit for the nine months ended September 30, 2016 includes a technology related impairment charge of $24 million, restructuring charges of $6 million, and a $3 million disposition-related reserve release. Operating profit for the three and nine months ended September 30, 2015 includes legal settlement charges partially offset by a benefit related to legal settlement insurance recoveries of $86 million and $40 million, respectively, and acquisition-related costs related to the acquisition of SNL of $32 million. Operating profit for the nine months ended September 30, 2015 includes an $11 million gain related to the sale of our interest in a legacy McGraw Hill Construction investment and restructuring charges of $22 million. Operating profit also includes amortization of intangibles of $23 million and $71 million for the three and nine months ended September 30, 2016, respectively, and $17 million and $40 million for the three and nine months ended September 30, 2015, respectively.

Three Months

Revenue increased 9% driven by increases at S&P Global Market Intelligence, S&P Global Ratings and S&P DJ Indices, partially offset by a decrease at S&P Global Platts. S&P Global Platts was unfavorably impacted by the sale of J.D. Power on September 7, 2016. Revenue growth at S&P Global Market Intelligence was favorably impacted by the acquisition of SNL Financial ("SNL") in September of 2015 and annualized contract value growth primarily driven by the S&P Capital IQ Desktop, Global Risk Services and certain data feed products. The increase at S&P Global Ratings was primarily due to growth in corporate bond ratings revenue and U.S. bank loan ratings revenue. Revenue growth at S&P DJ Indices was primarily due to higher levels of assets under management ("AUM") for ETFs and mutual funds and an increase in data revenue. Continued demand for Platts’ proprietary content at S&P Global Platts also contributed to revenue growth in the quarter.

Operating profit increased 229%. Excluding the favorable impact of the gain on the sale of J.D. Power of 181 percentage points, higher net legal settlement insurance recoveries in 2016 of 26 percentage points, higher acquisition-related costs in 2015 of 8 percentage points, partially offset by the unfavorable impact of higher amortization of intangibles from acquisitions of 2 percentage points and disposition-related costs of 1 percentage point, operating profit increased 17%. This increase was primarily due to revenue growth as discussed above and decreased costs at our legacy Capital IQ business due to reduced headcount following our 2015 restructuring actions.

Nine Months

Revenue increased 8% driven by increases at all of our reportable segments. Revenue growth at S&P Global Market Intelligence was favorably impacted by the acquisition of SNL in September of 2015 and annualized contract value growth primarily driven by the S&P Capital IQ Desktop, Global Risk Services and certain data feed products. The revenue increase at S&P Global Platts was primarily driven by continued demand for Platts’ proprietary content, partially offset by the unfavorable impact of the sale of J.D. Power on September 7, 2016. Revenue growth at S&P Global Ratings was driven by a increase in U.S. bank loan ratings revenue, partially offset by a decrease in structured finance revenue. Revenue growth at S&P DJ Indices was primarily due to higher volumes for exchange-traded derivatives, higher levels of AUM for mutual funds and an increase in data revenue.

Operating profit increased 68%. Excluding the favorable impact of the gain on the sale of J.D. Power of 49 percentage points, higher net legal settlement insurance recoveries in 2016 of 7 percentage points, higher acquisition-related costs in 2015 of 2 percentage points, higher restructuring charges in 2015 of 1 percentage point, partially offset by the unfavorable impact of a technology related impairment charge of 2 percentage points, higher amortization of intangibles from acquisitions of 2 percentage points and higher disposition-related costs of 1 percentage point, operating profit increased 14%. This increase was primarily driven by revenue growth as discussed above. Decreased costs at S&P Global Ratings and our legacy Capital IQ business due to reduced headcount following our 2015 restructuring actions also contributed to operating profit growth.

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

RESULTS OF OPERATIONS — COMPARING THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

Consolidated Review

(in millions)	Three Months			Nine Months
	2016	2015	% Change	2016	2015	% Change
Revenue	$1,439	$1,324	9%	$4,262	$3,938	8%
Total Expenses:
Operating-related expenses	438	419	5%	1,363	1,241	10%
Selling and general expenses	330	458	(28)%	975	1,111	(12)%
Depreciation and amortization	45	37	22%	134	104	28%
Total expenses	813	914	(11)%	2,472	2,456	1%
Other income	(722)	—	N/M	(722)	(11)	N/M
Operating profit	1,348	410	N/M	2,512	1,493	68%
Interest expense, net	39	30	31%	122	62	97%
Provision for taxes on income	386	99	N/M	731	439	67%
Net income	923	281	N/M	1,659	992	67%
Less: net income attributable to noncontrolling interests	(31)	(29)	7%	(90)	(83)	7%
Net income attributable to S&P Global Inc.	$892	$252	N/M	$1,569	$909	73%
N/M - not meaningful

Revenue

The following table provides consolidated revenue information for the periods ended September 30:

(in millions)	Three Months			Nine Months
	2016	2015	% Change	2016	2015	% Change
Revenue	$1,439	$1,324	9%	$4,262	$3,938	8%

Subscription / Non-transaction revenue	$917	$837	9%	$2,703	$2,380	14%
Asset linked fees	$100	$91	10%	$278	$275	1%
Non-subscription / Transaction revenue	$422	$396	7%	$1,281	$1,283	—%
% of total revenue:
Subscription / Non-transaction revenue	64%	63%		63%	60%
Asset linked fees	7%	7%		7%	7%
Non-subscription / Transaction revenue	29%	30%		30%	33%

U.S. revenue	$885	$810	9%	$2,635	$2,385	11%
International revenue:
European region	335	311	8%	971	927	5%
Asia	145	137	6%	438	416	5%
Rest of the world	74	66	11%	218	210	4%
Total international revenue	$554	$514	8%	$1,627	$1,553	5%
% of total revenue:
U.S. revenue	62%	61%		62%	61%
International revenue	38%	39%		38%	39%

Three Months

Subscription / non-transaction revenue increased 9% primarily from the favorable impact of the acquisition of SNL in September of 2015 and growth in S&P Global Market Intelligence's average contract values driven by an expansion in new and existing accounts as well as continued demand for Platts’ proprietary content. Asset linked fees increased 10% due to the impact of higher AUM for ETFs and mutual funds. Non-subscription / transaction revenue increased 7% primarily due to an increase in corporate bond ratings revenue and U.S. bank loan ratings revenue at S&P Global Ratings, partially offset by the unfavorable impact of the sale of J.D. Power on September 7, 2016 at S&P Global Platts. See “Segment Review” below for further information.

The unfavorable impact of foreign exchange rates reduced revenue by 1 percentage point. This impact refers to constant currency comparisons estimated by recalculating current year results of foreign operations using the average exchange rate from the prior year.

Nine Months

Subscription / non-transaction revenue increased 14% primarily from the favorable impact of the acquisition of SNL in September of 2015 and growth in S&P Global Market Intelligence's average contract values driven by an expansion in new and existing accounts as well as continued demand for Platts’ proprietary content. Asset linked fees increased 1% primarily due to the impact of higher average assets under management for mutual funds. Non-subscription / transaction revenue remained flat as increases at S&P DJ Indices due to higher volumes for exchange traded derivatives and increases at S&P Global Ratings primarily due to an increase in U.S. bank loan ratings revenue were offset by a decrease from the unfavorable impact of the sale of J.D. Power on September 7, 2016 at S&P Global Platts. Non-subscription / transaction revenue was also unfavorably impacted by a decrease in structured finance revenues at S&P Global Ratings. See “Segment Review” below for further information.

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

Total Expenses

The following tables provide an analysis by segment of our operating-related expenses and selling and general expenses for the periods ended September 30:

Three Months

(in millions)	2016		2015		% Change
	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses
S&P Global Ratings [1]	$193	$95	$186	$197	4%	(52)%
S&P Global Market Intelligence [2]	162	128	145	143	12%	(10)%
S&P DJ Indices	36	19	31	16	19%	15%
S&P Global Platts [3]	72	61	80	68	(9)%	(11)%
Intersegment eliminations [4]	(25)	—	(23)	—	(12)%	N/M
Total segments	438	303	419	424	5%	(28)%
Unallocated expense	—	27	—	34	N/M	(21)%
Total	$438	$330	$419	$458	5%	(28)%
N/M - not meaningful

[1]
In 2016, selling and general expenses primarily includes a benefit related to net legal settlement insurance recoveries of $17 million. In 2015, selling and general expenses include legal settlement charges partially offset by a benefit related to legal settlement insurance recoveries of $86 million.

[2]
In 2016, selling and general expenses includes disposition-related costs of $5 million and an acquisition-related cost of $1 million. Additionally, 2015 includes acquisition-related costs related to the acquisition of SNL of $32 million.

[3]	In 2016, selling and general expenses includes a gain on the sale of J.D. Power of $722 million and disposition-related costs of $1 million.

[4]	Intersegment elimination relates to a royalty charged to S&P Global Market Intelligence for the rights to use and distribute content and data developed by S&P Global Ratings.

Operating-Related Expenses

Operating-related expenses increased 5%. The increase at S&P Global Market Intelligence was primarily driven by the acquisition of SNL in September of 2015. Increases at S&P Global Ratings and S&P DJ Indices were due to higher compensation costs related to additional headcount. These increases were partially offset by a decrease at S&P Global Platts as a result of the sale of J.D. Power on September 7, 2016.

Intersegment eliminations primarily relate to a royalty charged to S&P Global Market Intelligence for the rights to use and distribute content and data developed by S&P Global Ratings.

Selling and General Expenses

Selling and general expenses decreased 28%. Excluding the favorable impact of higher net legal settlement insurance recoveries in 2016 of 22 percentage points, higher acquisition-related costs in 2015 of 7 percentage points, partially offset by the unfavorable impact disposition-related costs of 1 percentage point, selling and general expenses remained unchanged. S&P Global Market Intelligence increase was driven by the acquisition of SNL in September of 2015. This increase was offset by a decrease at S&P Global Platts as a result of the sale of J.D. Power on September 7, 2016 and a reduction in professional service fees.

Depreciation and Amortization

Depreciation and amortization increased compared to the third quarter of 2015 due to higher intangible asset amortization in 2016 from the acquisition of SNL in September of 2015.

Nine Months

(in millions)	2016		2015		% Change
	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses
S&P Global Ratings [1]	$586	$261	$554	$420	6%	(38)%
S&P Global Market Intelligence [2]	509	379	432	351	18%	8%
S&P DJ Indices	105	49	94	49	12%	1%
S&P Global Platts [3]	236	199	227	193	4%	3%
Intersegment eliminations [4]	(73)	—	(66)	—	(12)%	N/M
Total segments	1,363	888	1,241	1,013	10%	(12)%
Unallocated expense [5]	—	87	—	98	N/M	(12)%
Total	$1,363	$975	$1,241	$1,111	10%	(12)%
N/M - not meaningful

[1]
In 2016, selling and general expenses primarily includes a benefit related to net legal settlement insurance recoveries of $63 million. In 2015, selling and general expenses include legal settlement charges partially offset by a benefit related to legal settlement insurance recoveries of $40 million. Additionally, 2016 and 2015 includes restructuring charges of $6 million and $8 million, respectively.

[2]
In 2016, selling and general expenses includes disposition-related costs of $12 million, an acquisition-related cost of $1 million, and a technology related impairment charge of $24 million. Additionally, 2015 includes acquisition-related costs related to the acquisition of SNL of $32 million and restructuring charges of $12 million.

[3]
In 2016, selling and general expenses include a gain on the sale of J.D. Power of $722 million and disposition-related costs of $5 million. In 2015. selling and general expenses include restructuring charges of $1 million.

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

Operating-Related Expenses

Operating-related expenses increased 10%. The increase at S&P Global Market Intelligence was primarily driven by the acquisition of SNL in September of 2015. Increases at S&P Global Ratings and S&P DJ Indices were due to higher compensation costs related to additional headcount.

Intersegment eliminations primarily relate to a royalty charged to S&P Global Market Intelligence for the rights to use and distribute content and data developed by S&P Global Ratings.

Selling and General Expenses

Selling and general expenses decreased 12%. Excluding the favorable impact of higher net legal settlement insurance recoveries in 2016 of 9 percentage points, higher acquisition-related costs in 2015 of 3 percentage points and higher restructuring charges in 2015 of 1 percentage point, partially offset by the unfavorable impact of a technology related impairment charge of 2 percentage points and disposition related costs of 1 percentage point, selling and general expenses decreased 2%. Decreases at S&P Global Ratings were driven by lower incentive costs, reduced legal fees following the resolution of a number of significant legal matters and decreased costs related to the 2015 implementation of the Dodd-Frank Wall Street Reform of the Consumer Protection Act. This decrease was partially offset by an increase S&P Global Market Intelligence driven by the acquisition of SNL in September of 2015.

Depreciation and Amortization

Depreciation and amortization increased compared to the first nine months of 2015 due to higher intangible asset amortization in 2016 from the acquisition of SNL in September of 2015.

Gain on Dispositions
During the three and nine months ended September 30, 2016, we recorded a pre-tax gain of $722 million in gain on dispositions in the consolidated statement of income related to the sale of J.D. Power. During the nine months ended September 30, 2015, we recorded a pre-tax gain of $11 million in gain on dispositions in the consolidated statement of income related to the sale of our interest in a legacy McGraw Hill Construction investment.

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
Changes to Organizational Structure

The segment amounts and discussions included in this Form 10-Q reflect the reportable segments that existed through the end of the third quarter of 2016. Effective beginning with the fourth quarter of 2016, we realigned certain of our reportable segments to be consistent with changes to our organizational structure and how our Chief Executive Officer will evaluate the performance of these segments. As a result, as of the beginning of the fourth quarter of 2016, S&P Global Market Intelligence and S&P Global Platts will be combined into a single reportable segment, Market and Commodities Intelligence. These changes do not impact our the constituent components of our S&P Global Ratings and S&P DJ Indices reportable segments. We will begin reporting the financial results of the combined segment in our Form 10-K for the year ended December 31, 2016.

The tables below reconcile segment operating profit to total operating profit for the periods ended September 30:

Three Months

(in millions)	2016	2015	% Change
S&P Global Ratings [1]	$346	$194	78%
S&P Global Market Intelligence [2]	112	53	N/M
S&P DJ Indices [3]	107	106	1%
S&P Global Platts [4]	812	93	N/M
Total segment operating profit	1,377	446	N/M
Unallocated expense	(29)	(36)	(21)%
Total operating profit	$1,348	$410	N/M
N/M - not meaningful

[1]
Operating profit for 2016 primarily includes a benefit related to net legal settlement insurance recoveries of $17 million. Operating profit for 2015 includes legal settlement charges partially offset by a benefit related to legal settlement insurance recoveries of $86 million. Operating profit for 2016 and 2015 also includes amortization of intangibles from acquisitions of $1 million.

[2]
Operating profit for 2016 includes disposition-related costs of $5 million and an acquisition-related cost of $1 million. Additionally, 2015 includes acquisition-related costs related to the acquisition of SNL of $32 million. Operating profit for 2016 and 2015 also includes amortization of intangibles from acquisitions of $18 million and $10 million, respectively.

[3]	Operating profit for 2016 and 2015 includes amortization of intangibles from acquisitions of $1 million.

[4]
Operating profit for 2016 includes a gain on the sale of J.D. Power of $722 million and disposition-related costs of $1 million. Operating profit for 2016 and 2015 also includes amortization of intangibles from acquisitions of $3 million and $5 million, respectively.

Segment Operating Profit — Increased 209% as compared to the third quarter of 2015. Excluding the favorable impact of the gain on the sale of J.D. Power of 166 percentage points, higher net legal settlement insurance recoveries in 2016 of 24 percentage points, higher acquisition-related costs in 2015 of 7 percentage points, partially offset by the unfavorable impact of higher amortization of intangibles from acquisitions of 2 percentage points and disposition-related costs of 1 percentage point, segment operating profit increased 15%. Revenue growth at S&P Global Market Intelligence, S&P Global Ratings and S&P DJ Indices were the primary drivers for the increase. Decreased costs at our legacy Capital IQ business due to reduced headcount following our 2015 restructuring actions also contributed to segment operating profit growth. See “Segment Review” below for further information.

Unallocated Expense — These expenses, included in selling and general expenses, mainly include costs for corporate center functions, select initiatives and unoccupied office space. Unallocated expense decreased $7 million or 21% as compared to the third quarter of 2015. The decrease in the quarter is primarily due to a reduction in professional service fees.

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

Nine Months

(in millions)	2016	2015	% Change
S&P Global Ratings [1]	$1,004	$846	19%
S&P Global Market Intelligence [2]	285	178	60%
S&P DJ Indices [3]	308	297	4%
S&P Global Platts [4]	1,008	265	N/M
Total segment operating profit	2,605	1,586	64%
Unallocated expense [5]	(93)	(93)	(1)%
Total operating profit	$2,512	$1,493	68%
N/M - not meaningful

[1]
Operating profit for 2016 primarily includes a benefit related to net legal settlement insurance recoveries of $63 million. Operating profit for 2015 includes legal settlement charges partially offset by a benefit related to legal settlement insurance recoveries of $40 million. Additionally, 2016 and 2015 includes restructuring charges of $6 million and $8 million, respectively, and amortization of intangibles from acquisitions of $4 million.

[2]
Operating profit for 2016 includes disposition-related costs of $12 million, an acquisition-related cost of $1 million, and a technology related impairment charge of $24 million. Operating profit for 2015 includes acquisition-related costs related to the acquisition of SNL of $32 million and restructuring charges of $12 million. Operating profit for 2016 and 2015 also includes amortization of intangibles from acquisitions of $54 million and $21 million, respectively.

[3]	Operating profit for 2016 and 2015 includes amortization of intangibles from acquisitions of $4 million.

[4]
Operating profit for 2016 includes a gain on the sale of J.D. Power of $722 million and disposition-related costs of $5 million. 2015 includes restructuring charges of $1 million. Operating profit for 2016 and 2015 also includes amortization of intangibles from acquisitions of $9 million and $11 million, respectively.

5 In 2016, selling and general expenses includes a $3 million disposition-related reserve release. In 2015, selling and general expenses include a gain of $11 million related to the sale of our interest in a legacy McGraw Hill Construction investment and restructuring charges.

Segment Operating Profit — Increased 64% as compared to the first nine months of 2015. Excluding the favorable impact of the gain on the sale of J.D. Power of 46 percentage points, higher net legal settlement insurance recoveries in 2016 of 7 percentage points, higher acquisition-related costs in 2015 of 2 percentage points, higher restructuring charges in 2015 of 1 percentage point, partially offset by the unfavorable impact of a technology related impairment charge of 2 percentage points, higher amortization of intangibles from acquisitions of 2 percentage points and higher disposition-related costs of 1 percentage point, segment operating profit increased 13%. Revenue growth at S&P Global Market Intelligence, S&P Global Ratings, S&P DJ Indices and S&P Global Platts were the primary drivers for the increase. Decreased costs at S&P Global Ratings and our legacy Capital IQ business due to reduced headcount following our 2015 restructuring actions also contributed to segment operating profit growth. See “Segment Review” below for further information.

Unallocated Expense — These expenses, included in selling and general expenses, mainly include costs for corporate center functions, select initiatives and unoccupied office space. Unallocated expense decreased 1% as compared to the first nine months of 2015. Excluding the unfavorable impact of a gain on the sale of a non-core investment in 2015 of 11 percentage points, partially offset by the favorable impact of a disposition-related reserve release of 3 percentage points and higher restructuring charges in 2015 of 1 percentage points, unallocated expense decreased 8% due to a reduction in professional service fees.

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

Interest Expense, net

Net interest expense increased compared to the third quarter and first nine months of 2015 primarily as a result of higher interest expense related to our senior notes issued in 2015.

Provision for Income Taxes

The effective income tax rate was 29.5% and 25.9% for the three months ended September 30, 2016 and September 30, 2015, respectively. The increase was due to the favorable resolution of tax audits in 2015, partially offset by a lower effective tax rate on the disposition of J.D. Power in 2016. The effective tax rate was 30.6% and 30.7% for the nine months ended September 30, 2016 and September 30, 2015, respectively.

Segment Review

S&P Global Ratings

Credit ratings are one of several tools that investors can use when making decisions about purchasing bonds and other fixed income investments. They are opinions about credit risk and our ratings express our opinion about the ability and willingness of an issuer, such as a corporation or state or city government, to meet its financial obligations in full and on time. Our credit ratings can also relate to the credit quality of an individual debt issue, such as a corporate or municipal bond, and the relative likelihood that the debt issue may default.

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

Non-transaction revenue primarily includes fees for surveillance of a credit rating, annual fees for customer relationship-based pricing programs, fees for entity credit ratings and global research and analytics. Non-transaction revenue also includes an intersegment royalty charged to S&P Global Market Intelligence for the rights to use and distribute content and data by S&P Global Ratings. Royalty revenue was $23 million and $68 million for the three and nine months ended September 30, 2016, respectively, and $21 million and $61 million for the three and nine months ended September 30, 2015, respectively.

The following table provides revenue and segment operating profit information for the periods ended September 30:

(in millions)	Three Months			Nine Months
	2016	2015	% Change	2016	2015	% Change
Revenue	$642	$587	9%	$1,877	$1,851	1%

Non-transaction revenue	$343	$343	—%	$1,010	$990	2%
Transaction revenue	$299	$244	23%	$867	$861	1%
% of total revenue:
Non-transaction revenue	53%	58%		54%	54%
Transaction revenue	47%	42%		46%	46%

U.S. revenue	$370	$340	9%	$1,098	$1,078	2%
International revenue	$272	$247	10%	$779	$773	1%
% of total revenue:
U.S. revenue	58%	58%		58%	58%
International revenue	42%	42%		42%	42%

Operating profit [1]	$346	$194	78%	$1,004	$846	19%
Operating margin %	54%	33%		54%	46%

[1]
Operating profit for the three and nine months ended September 30, 2016 includes a benefit related to net legal settlement insurance recoveries partially offset by legal settlement charges of $17 million and $63 million, respectively. Operating profit for the three and nine months ended September 30, 2015 includes legal settlement charges partially offset by a benefit related to legal settlement insurance recoveries of $86 million and $40 million, respectively. Additionally, the nine months ended September 30, 2016 and 2015 includes restructuring charges of $6 million and $8 million, respectively. Operating profit also includes amortization of intangibles from acquisitions of $1 million for the three months ended September 30, 2016 and 2015 and $4 million for the nine months ended September 30, 2016 and 2015.

Three Months

Revenue increased 9%, which includes the unfavorable impact of foreign exchange rates that reduced revenue by 1 percentage point. Transaction revenue grew primarily due to an increase in corporate bond ratings revenue across all regions and growth in U.S. bank loan ratings revenue driven largely by refinancing activity from the low interest rate environment. Revenue growth benefited from increased contract realization. Non-transaction revenue remained unchanged as an increase in surveillance fees was offset by a decline in Ratings Evaluation Service ("RES") activity.

Operating profit increased 78%. Excluding the favorable impact of higher net insurance recoveries in 2016 of 61 percentage points, operating profit increased 17%. This increase is primarily due to revenue growth. Expenses increased slightly due to higher compensation costs related to additional headcount and increased incentive costs. Increased expense was partially offset by decreased costs related to the 2015 implementation of the Dodd-Frank Wall Street Reform of the Consumer Protection Act and reduced legal fees following the resolution of a number of significant legal matters. Foreign exchange rates had a favorable impact on operating profit of less than one percentage point.

Nine Months

Revenue increased 1%, which includes the unfavorable impact of foreign exchange rates that reduced revenue by 1 percentage point. Transaction revenue increased due to growth in U.S. bank loan ratings revenue largely driven by refinancing activity from the low interest rate environment, partially offset by a decrease in structured finance revenue. Revenue growth benefited from increased contract realization. Non-transaction revenue grew primarily due to an increase in surveillance fees, partially offset by a decline in RES activity.

Operating profit increased 19%. Excluding the favorable impact of higher net insurance recoveries in 2016 of 13 percentage points, operating profit increased 6%. The increase is due to expense reduction as well as revenue growth. Reduced expenses were primarily driven by decreased costs related to the 2015 implementation of the Dodd-Frank Wall Street Reform of the Consumer Protection Act, reduced legal fees following the resolution of a number of significant legal matters and lower incentive costs. These increases were partially offset by higher compensation costs related to additional headcount. Foreign exchange rates had a favorable impact on operating profit of one percentage point.

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

	Third Quarter Compared to Prior Year			Year-to-Date Compared to Prior Year
Corporate Issuance	U.S.	Europe	Global	U.S.	Europe	Global
High-yield issuance	49%	37%	47%	(22)%	(23)%	(19)%
Investment-grade	(3)%	42%	52%	(6)%	12%	21%
Total new issue dollars — corporate issuance	3%	41%	51%	(9)%	6%	15%

•
High-yield issuance in the U.S. and Europe was up for the quarter as a result of more favorable market conditions due to tightening credit spreads. Decreases in high-yield issuance in the year-to-date period reflects weakness in the first half of the year due to market volatility and political and economic uncertainty in the European markets. High par value investment-grade issuance deals but lower volumes continued this quarter.

	Third Quarter Compared to Prior Year			Year-to-Date Compared to Prior Year
Structured Finance	U.S.	Europe	Global	U.S.	Europe	Global
Asset-backed securities (“ABS”)	44%	(27)%	24%	(7)%	(10)%	(4)%
Structured Credit	(3)%	48%	3%	(41)%	26%	(32)%
Commercial mortgage-backed securities (“CMBS”)	(27)%	79%	(19)%	(42)%	(26)%	(42)%
Residential mortgage-backed securities (“RMBS”)	1%	(48)%	(19)%	(25)%	(4)%	(9)%
Covered bonds	*	(59)%	(57)%	*	(17)%	(15)%
Total new issue dollars — structured finance	11%	(46)%	(17)%	(25)%	(11)%	(16)%

*	Represents no activity in 2016 and 2015.

•	ABS issuance in the U.S. was up in the quarter driven by an increase in credit card and non-traditional transactions.

•	Issuance was down in the U.S. Structured Credit markets driven by lower availability of leveraged loans. Issuance was up in the European Structured Credit markets driven by new CLO engagements.

•
CMBS issuance in the U.S. was down in the quarter and year-to-date reflecting fewer conduit fusion transactions and overall market volatility. European CMBS issuance was up in the quarter, although from a low 2015 base.

•	RMBS volume in the U.S. was up slightly and European RMBS volume was down in the quarter driven primarily by one large issuance in the third quarter of 2015.

•
Covered bond issuance (which are debt securities backed by mortgages or other high-quality assets that remain on the issuer's balance sheet) in Europe was down in the quarter due to the impact of central bank lending policies.

For a further discussion of the legal and regulatory environment see Note 12 – Commitments and Contingencies to the consolidated financial statements of this Form 10-Q.

S&P Global Market Intelligence

S&P Global Market Intelligence's portfolio of capabilities are designed to help the financial community track performance, generate better investment returns, identify new trading and investment ideas, perform risk analysis, and develop mitigation strategies.

S&P Global Market Intelligence includes the following business lines:

•
Financial Data & Analytics — a product suite that provides data, analytics and third-party research for global finance professionals, which includes the S&P Capital IQ Desktop, SNL, Leveraged Commentary & Data, Investment Advisory and integrated bulk data feeds that can be customized, which include QuantHouse, CUSIP and Compustat; and

•	Risk Services — commercial arm that sells S&P Global Ratings' credit ratings and related data, analytics and research, which includes subscription-based offerings, RatingsDirect® and RatingsXpress®.

The following table provides revenue and segment operating profit information for the periods ended September 30:

(in millions)	Three Months			Nine Months
	2016	2015	% Change	2016	2015	% Change
Revenue	$429	$356	21%	$1,252	$1,000	25%

Subscription revenue	$394	$322	22%	$1,152	$900	28%
Non-subscription revenue	$35	$34	3%	$100	$100	1%
% of total revenue:
Subscription revenue	92%	91%		92%	90%
Non-subscription revenue	8%	9%		8%	10%

U.S. revenue	$292	$236	24%	$855	$660	30%
International revenue	$137	$120	14%	$397	$340	17%
% of total revenue:
U.S. revenue	68%	66%		68%	66%
International revenue	32%	34%		32%	34%

Operating profit [1]	$112	$53	N/M	$285	$178	60%
Operating margin %	26%	15%		23%	18%
N/M - not meaningful

[1]
Operating profit for the three and nine months ended September 30, 2016 includes disposition-related costs of $5 million and $12 million, respectively, and an acquisition-related cost of $1 million. Operating profit for the nine months ended September 30, 2016 include a technology related impairment charge of $24 million. Additionally, the three and nine months ended September 30, 2015 include acquisition-related costs related to the acquisition of SNL of $32 million, and the nine months ended September 30, 2015 include restructuring charges of $12 million. Operating profit also includes amortization of intangibles from acquisitions of $18 million and $54 million for the three and nine months ended September 30, 2016, respectively, and $10 million and $21 million for the three and nine months ended September 30, 2015, respectively.

Three Months

Revenue increased 21% and was favorably impacted by 14 percentage points from the acquisition of SNL. Excluding the acquisition of SNL, revenue growth was primarily driven by increases in annualized contract values in the S&P Capital IQ Desktop, RatingsXpress® and RatingsDirect® from new and existing customers. Increases in annualized contract value for certain of our data feed products also contributed to revenue growth. These increases were partially offset by declines in the equity research business. The unfavorable impact of foreign exchange rates reduced revenue by less than 1 percentage point. The number of users on the S&P Capital IQ Desktop and the number of customers at RatingsXpress® continued to grow in the quarter. Both domestic and international revenue increased, with international revenue representing 32% of S&P Global Market Intelligence's total revenue. International revenue growth was primarily driven by sales growth of the S&P Capital IQ Desktop and RatingsXpress®in Europe and Asia, and the favorable impact of the acquisition of SNL.

Operating profit increased 112%. Excluding the favorable impact of higher acquisition-related costs in 2015 of 114 percentage points, partially offset by the unfavorable impact of disposition-related costs of 17 percentage points and the amortization of intangibles from acquisitions 28 percentage points, operating profit increased 43%. This increase is due to revenue growth and the favorable impact of foreign exchange rates of 2 percentage points, partially offset by higher compensation costs and increased technology costs as a result of the acquisition of SNL. Excluding the acquisition of SNL, expenses decreased compared to the third quarter of 2015 driven by lower compensation costs primarily due to a reduction in headcount and the favorable impact of foreign exchange rates.

Nine Months

Revenue increased 25% and was favorably impacted by 18 percentage points from the acquisition of SNL. Excluding the acquisition of SNL, revenue growth was primarily driven by increases in annualized contract values in the S&P Capital IQ Desktop, RatingsXpress® and RatingsDirect® from new and existing customers. Increases in annualized contract value for certain of our data feed products also contributed to revenue growth. These increases were partially offset by declines in the equity research business. The unfavorable impact of foreign exchange rates reduced revenue by 1 percentage point. The number of users on the S&P Capital IQ Desktop and the number of customers at RatingsXpress® continued to grow in the first nine months of the year. Both domestic and international revenue across all regions increased, with international revenue representing 32% of S&P Global Market Intelligence's total revenue. International revenue growth across all regions was primarily driven by sales growth of the S&P Capital IQ Desktop and RatingsXpress®in Europe and Asia, and the favorable impact of the acquisition of SNL.

Operating profit increased 60%. Excluding the unfavorable impact of amortization of intangibles from acquisitions of 6 percentage points, a technology related impairment charge of 5 percentage points and disposition-related costs of 2 percentage points, partially offset by favorable impact of higher acquisition-related costs in 2015 of 6 percentage points and higher restructuring charges in 2015 of 2 percentage points, operating profit increased 55%. This increase is due to revenue growth and the favorable impact of foreign exchange rates of 6 percentage points, partially offset by higher compensation costs and increased technology costs as a result of the acquisition of SNL. Excluding the acquisition of SNL, expenses decreased compared to the first nine months of 2015 driven by lower compensation costs primarily due to a reduction in headcount and the favorable impact of foreign exchange rates.

In February of 2016, we entered into a definitive agreement to sell SPSE and CMA, two businesses within our S&P Global Market Intelligence segment, to Intercontinental Exchange. As a result, we classified the assets and liabilities of SPSE and CMA as held for sale in our consolidated balance sheet as of September 30, 2016. In October of 2016, we completed the sale of SPSE and CMA to Intercontinental Exchange, an operator of global exchanges, clearing houses and data services.

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
S&P DJ Indices generates subscription revenue and transaction revenue but primarily derives revenue from asset linked fees based on the S&P and Dow Jones indices. Specifically, S&P DJ Indices generates revenue from the following sources:

•	Investment vehicles — Asset linked fees such as ETFs and mutual funds, that are based on the S&P Dow Jones Indices' benchmarks and generate revenue through fees based on assets and underlying funds;

•	Exchange traded derivatives — which generate royalties based on trading volumes of derivatives contracts listed on various exchanges;

•	Index-related licensing fees — which are either fixed or variable annual and per-issue fees for over-the-counter derivatives and retail-structured products; and

•	Data and customized index subscription fees — fees from supporting index fund management, portfolio analytics and research.

The following table provides revenue and segment operating profit information for the periods ended September 30:

(in millions)	Three Months			Nine Months
	2016	2015	% Change	2016	2015	% Change
Revenue	$164	$156	6%	$468	$446	5%

Asset linked fees	$100	$91	10%	$278	$275	1%
Subscription revenue	$33	$30	11%	$95	$86	11%
Transaction revenue	$31	$35	(11)%	$95	$85	11%
% of total revenue:
Asset linked fees	61%	59%		59%	62%
Subscription revenue	20%	19%		20%	19%
Transaction revenue	19%	22%		21%	19%

U.S. revenue	$135	$129	5%	$388	$363	7%
International revenue	$29	$27	8%	80	$83	(4)%
% of total revenue:
U.S. revenue	82%	83%		83%	81%
International revenue	18%	17%		17%	19%

Operating profit [1]	$107	$106	1%	$308	$297	4%
Less: net operating profit attributable to noncontrolling interests	28	26		82	76
Net operating profit	$79	$80	(1)%	$226	$221	2%
Operating margin %	65%	68%		66%	67%
Net operating margin %	48%	52%		48%	50%

[1]
Operating profit includes amortization of intangibles from acquisitions of $1 million for the three months ended September 30, 2016 and 2015 and $4 million for the nine months ended September 30, 2016 and 2015.

Three Months

Revenue at S&P DJ Indices increased 6%, primarily driven by higher levels of assets under management ("AUM") for ETFs and mutual funds and an increase in data revenue, partially offset by lower volumes for exchange-traded derivatives. Additionally, mutual fund revenue benefited from a retroactive revision to contract fees in the quarter. The favorable impact of foreign exchange rates increased revenue by less than 1 percentage point.

Ending AUM for ETFs in the third quarter of 2016 increased 22% to $914 billion and average AUM for ETFs increased 15% to $903 billion compared to the third quarter of 2015.

Operating profit grew 1%. Excluding the impact of amortization of intangibles related to acquisitions of less than 1 percentage point, operating profit increased 1%. Revenue growth and the favorable impact of foreign exchange rates was partially offset by higher compensation costs related to additional headcount and increased operating costs to support revenue growth and business initiatives at S&P DJ Indices. Foreign exchange rates had an favorable impact on operating profit of 1 percentage point.

Nine Months

Revenue at S&P DJ Indices increased 5%, primarily driven by higher volumes for exchange-traded derivatives, an increase in data revenue and higher levels of AUM for mutual funds. Additionally, mutual fund revenue benefited from a retroactive revision to contract fees. These increases were partially offset by the unfavorable impact of lower average levels of AUMs for ETFs in the first quarter of 2016. The unfavorable impact of foreign exchange rates reduced revenue by less than 1 percentage point.

Operating profit grew 4%. Excluding amortization of intangibles related to acquisitions of 1 percentage point, operating profit increased 3%. Revenue growth and the favorable impact of foreign exchange rates was partially offset by higher compensation costs related to additional headcount and increased operating costs to support revenue growth and business initiatives at S&P DJ Indices. Foreign exchange rates had a favorable impact on operating profit of less than 1 percentage point.

S&P Global Platts

S&P Global Platts is the leading independent provider of information and benchmark prices for the commodities and energy markets. The S&P Global Platts business is driven by the need for high-value information and transparency in a variety of industries. S&P Global Platts seeks to deliver premier content that is deeply embedded in customer workflows and decision making processes.

In September of 2016, we completed the sale of J.D. Power, included within our S&P Global Platts segment, for $1.1 billion to XIO Group, a global alternative investments firm headquartered in London. In the fourth quarter of 2015, we began exploring strategic alternatives for J.D. Power and initiated an active program to sell the business. The assets and liabilities of J.D. Power were classified as held for sale in our consolidated balance sheet as of December 31, 2015. During the three and nine months ended September 30, 2016, we recorded a pre-tax gain of $722 million ($521 million after-tax) in gain on dispositions in the consolidated statement of income related to the sale of J.D. Power. Following the sale, the assets and liabilities of J.D. Power are no longer reported in our consolidated balance sheet as of September 30, 2016.

S&P Global Platts' revenue is generated primarily through the following sources:

•	Subscription revenue — subscriptions to our real-time news, market data and price assessments, along with other information products, primarily serving the energy and the automotive industries; and

•
Non-subscription revenue — primarily from licensing of our proprietary market price data and price assessments to commodity exchanges, syndicated and proprietary research studies, commercial-oriented data and analytics, conference sponsorship, consulting engagements, and events.

As of September 7, 2016, we completed the sale of J.D. Power and the results are included in S&P Global Platts results through that date. Prior to the sale, S&P Global Platts included the brands Platts and J.D. Power.

The following table provides revenue and segment operating profit information for the periods ended September 30:

(in millions)	Three Months			Nine Months
	2016	2015	% Change	2016	2015	% Change
Revenue	$229	$248	(8)%	$738	$707	4%

Subscription revenue	$172	$165	4%	$519	$470	10%
Non-subscription revenue	$57	$83	(31)%	$219	$237	(8)%
% of total revenue:
Subscription revenue	75%	67%		70%	66%
Non-subscription revenue	25%	33%		30%	34%

U.S. revenue	$101	$116	(13)%	$331	$317	5%
International revenue	$128	$132	(3)%	407	390	4%
% of total revenue:
U.S. revenue	44%	47%		45%	45%
International revenue	56%	53%		55%	55%

Operating profit [1]	$812	$93	N/M	$1,008	$265	N/M
Operating margin %	N/M	37%		N/M	38%
N/M - not meaningful

[1]
Operating profit for the three and nine months ended September 30, 2016 includes a gain on the sale of J.D. Power of $722 million and disposition-related costs of $1 million and $5 million, respectively. Additionally, restructuring charges of $1 million are included for the nine months ended September 30, 2015. Operating profit also includes amortization of intangibles from acquisitions of $3 million and $9 million for the three and nine months ended September 30, 2016, respectively, and $5 million and $11 million for the three and nine months ended September 30, 2015, respectively.

Three Months

Revenue decreased 8% as a result of the sale of J.D. Power. This decrease was partially offset by revenue growth at Platts primarily due to continued demand for Platts' market data and price assessment products, led by petroleum product offerings. Platts' revenue was also favorably impacted by the acquisitions of PIRA Energy Group and RigData in September of 2016 and June of 2016, respectively.

Operating profit increased 778%. Excluding the favorable impact of the gain on the sale of J.D. Power of 780 percentage points and the favorable impact of amortization of intangible assets from acquisitions of 2 percentage points, partially offset by the unfavorable impact of disposition costs of 1 percentage point, operating profit decreased 4% due to the sale of J.D. Power on September 7, 2016. This decrease was partially offset by revenue growth at Platts and the favorable impact of foreign exchange rates of 6 percentage points, partially offset by higher compensation costs at Platts primarily related to additional headcount from acquisitions.

Nine Months

Revenue grew 4% primarily due to continued demand for Platts’ proprietary content. This growth was driven mainly by continued demand for Platts’ market data and price assessment products, led by petroleum product offerings. Additionally, growth has been driven by the continued licensing of our proprietary market price data and price assessments to various commodity exchanges. Platts' revenue was also favorably impacted by the acquisitions of PIRA Energy Group and RigData in September of 2016 and June of 2016, respectively, and Petromedia Ltd and its operating subsidiaries in July of 2015. These increases were partially offset by a decrease as a result of the sale of J.D. Power on September 7, 2016.

Operating profit increased 280%. Excluding the favorable impact of the gain on the sale of J.D. Power of 273 percentage points and the favorable impact of amortization of intangibles of 1 percentage point, partially offset by the unfavorable impact of disposition costs of 2 percentage points, operating profit increased 8%. This increase is primarily due to revenue growth at Platts and the favorable impact of foreign exchange rates of 3 percentage points, partially offset by higher compensation costs at Platts primarily related to additional headcount from acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

We continue to maintain a strong financial position. Our primary source of funds for operations is cash from our businesses. Cash on hand, cash flows from operations and availability under our existing credit facility are expected to be sufficient to meet any additional operating and recurring cash needs into the foreseeable future. We use our cash for a variety of needs, including but not limited to: ongoing investments in our businesses, strategic acquisitions, share repurchases, dividends, repayment of debt, capital expenditures and investment in our infrastructure.

Cash Flow Overview

Cash and cash equivalents were $2,399 million as of September 30, 2016, an increase of $918 million from December 31, 2015, and consisted of approximately 30% of domestic cash and 70% of cash held abroad. Typically, cash held outside the U.S. is anticipated to be utilized to fund international operations or to be reinvested outside of the U.S., as a significant portion of our opportunities for growth in the coming years is expected to be abroad. In the event funds from international operations are needed to fund operations in the U.S., we would be required to accrue for and pay taxes in the U.S. to repatriate these funds.

The following table provides cash flow information for the nine months ended September 30:

(in millions)	2016	2015	% Change
Net cash provided by (used for):
Operating activities from continuing operations	$1,171	$(356)	N/M
Investing activities from continuing operations	$858	$(2,456)	N/M
Financing activities from continuing operations	$(1,018)	$1,927	N/M
N/M - not meaningful

In the first nine months of 2016, free cash flow increased to $1,045 million compared to $(497) million in the first nine months of 2015. The increase is primarily due to the increase in cash provided by (used for) operating activities as discussed below. Free cash flow is a non-GAAP financial measure and reflects our cash flow provided by (used for) operating activities less capital expenditures and dividends and other payments paid to noncontrolling interests. Capital expenditures include purchases of property and equipment and additions to technology projects. See “Reconciliation of Non-GAAP Financial Information” below for a reconciliation of cash flow provided by operating activities, the most directly comparable U.S. GAAP financial measure, to free cash flow and free cash flow excluding certain items.

Operating activities

Cash provided by operating activities was $1,171 million for the first nine months of 2016 compared to cash used for operating activities of $356 million for the first nine months of 2015. The increase is mainly due to the payment of legal and regulatory settlements in 2015.

Investing activities

Our cash outflows from investing activities are primarily for acquisitions and capital expenditures, while cash inflows are primarily proceeds from dispositions.

Cash provided by investing activities increased to $858 million for the first nine months of 2016 as compared to cash used for investing activities of $2,456 million in the first nine months of 2015. The increase is primarily due to proceeds from the sale of J.D. Power of $1.1 billion in 2016 compared to cash used for the acquisition of SNL of $2.2 billion in 2015. See Note 2 — Acquisitions and Divestitures for further discussion.

Financing activities

Our cash outflows from financing activities consist primarily of share repurchases, dividends to shareholders and repayments of short-term and long-term debt, while cash inflows are primarily attributable to the borrowing of short-term and long-term debt and proceeds from the exercise of stock options.

Cash used for financing activities was $1,018 million in the first nine months of 2016 as compared to cash provided by financing activities of $1,927 million in the first nine months of 2015. The decrease is primarily attributable to proceeds received from the $2.0 billion and $700 million issuances of senior notes in the third quarter of 2015 and second quarter of 2015, respectively, and an increase in cash used for share repurchases in 2016.

During the first nine months of 2016, we used cash to repurchase 9.1 million shares for $1,123 million. In December of 2015, we purchased 0.3 million shares for approximately $26 million, which settled in January of 2016. During the first nine months of 2015, we used cash to repurchase 4.9 million shares for $501 million. Using a portion of the proceeds received from the sale of J.D. Power, we entered into an accelerated share repurchase ("ASR") agreement with a financial institution on September 7, 2016 to initiate share repurchases aggregating $750 million. See Note 8 — Equity for further discussion.

Discontinued Operations

Cash used for operating activities from discontinued operations of $129 million in the first nine months of 2015 relates to the tax payment on the gain on sale of McGraw Hill Construction which was sold in the fourth quarter of 2014.

Additional Financing

We have the ability to borrow a total of $1.2 billion through our commercial paper program, which is supported by our revolving $1.2 billion five-year credit agreement (our “credit facility”) that we entered into on June 30, 2015. This credit facility will terminate on June 30, 2020. There were no commercial paper borrowings outstanding as of September 30, 2016. Commercial paper borrowings outstanding as of December 31, 2015 totaled $143 million with an average interest rate and term 0.95% and 17 days, respectively.

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

(in millions)	2016	2015
Cash provided by (used for) operating activities from continuing operations	$1,171	$(356)
Capital expenditures	(67)	(74)
Dividends and other payments paid to noncontrolling interests	(59)	(67)
Free cash flow	1,045	(497)
Payment of legal and regulatory settlements	134	1,624
Legal settlement insurance recoveries	(77)	(101)
Tax benefit from legal settlements	(21)	(250)
Free cash flow excluding above items	$1,081	$776

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risk includes changes in foreign exchange rates. We have operations in foreign countries where the functional currency is primarily the local currency. For international operations that are determined to be extensions of the parent company, the U.S. dollar is the functional currency. We typically have naturally hedged positions in most countries from a local currency perspective with offsetting assets and liabilities. As of September 30, 2016 and December 31, 2015, we entered into foreign exchange forward contracts to hedge the effect of adverse fluctuations in foreign currency exchange rates. We have not entered into any derivative financial instruments for speculative purposes. See Note 5 - Derivative Instruments to the consolidated financial statements of this Form 10-Q for further discussion.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed so that information required to be disclosed in our reports filed with the U.S. Securities and Exchange Commission (the “SEC”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Interim Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure.

As of September 30, 2016, an evaluation was performed under the supervision and with the participation of management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2016.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On December 4, 2013, the Board of Directors approved a share repurchase program authorizing the purchase of up to 50 million shares, which was approximately 18% of the Company's outstanding shares at that time. During the third quarter of 2016, we repurchased 5.3 million shares and, as of September 30, 2016, 26.6 million shares remained under our current repurchase program.

Using a portion of the proceeds received from the sale of J.D. Power, we entered into an accelerated share repurchase ("ASR") agreement with a financial institution on September 7, 2016 to initiate share repurchases aggregating $750 million. The ASR agreement was structured as a capped ASR agreement in which we paid $750 million and received an initial delivery of approximately 4.4 million shares and an additional amount of 0.9 million shares during the month of September 2016, representing the minimum number of shares of our common stock to be repurchased based on a calculation using a specified capped price per share. The total number of shares to be repurchased under the ASR agreement will be based on the volume weighted-average share price, minus a discount, of our common stock over the term of the ASR agreement. This price is capped such that only under limited circumstances will we be required to deliver shares or, at our election, pay cash at settlement. Additionally, depending on the average share price through the completion date, we may receive additional shares under the ASR agreement. The final settlement of the transaction under the ASR agreement is expected to be completed no later than the first quarter of 2017. The ASR agreement was executed under the current share repurchase program, approved on December 4, 2013.

Repurchased shares may be used for general corporate purposes, including the issuance of shares for stock compensation plans and to offset the dilutive effect of the exercise of employee stock options. The 2013 repurchase program has no expiration date and purchases under this program may be made from time to time on the open market and in private transactions, depending on market conditions.

The following table provides information on our purchases of our outstanding common stock during the third quarter of 2016 pursuant to our current share repurchase program (column c). In addition to these purchases, the number of shares in column (a) include shares of common stock that are tendered to us to satisfy our employees’ tax withholding obligations in connection with the vesting of awards of restricted shares (we repurchase such shares based on their fair market value on the vesting date). There were no other share repurchases during the quarter outside the repurchases noted below.

(amounts in millions, except per share price)

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs	(d) Maximum Number of Shares that may yet be Purchased Under the Programs
Jul. 1 — Jul. 31, 2016	—	$121.95	—	31.9
Aug 1 — Aug 31, 2016	—	120.74	—	31.9
Sep. 1 — Sep. 30, 2016 [1]	5.3	123.94	5.3	5.3
Total — Qtr [1]	5.3	$121.99	5.3	26.6

[1]	Average price paid per share information does not include the accelerated share repurchase transaction as discussed in more detail above.
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

Revenue during the third quarter of 2016 attributable to the transactions or dealings by the Company described below was approximately $211,000, with net profit from such sales being a fraction of the revenues.

During the third quarter of 2016, one of the Company’s divisions, a provider of energy-related information in over 150 countries, sold information and informational materials, which are generally exempt from U.S. economic sanctions, to fourteen subscribers that are owned or controlled, or appear to be owned or controlled, by the Government of Iran (the “GOI”). The Company, among other things, offers customers that subscribe to its publications access to proprietary data, analytics, and industry information that enable commodities markets to perform with greater transparency and efficiency. This division provided such data related to the energy and petrochemicals markets to the subscribers referenced above, generating revenue that was a de minimis portion of both the division's and the Company’s revenue. Eight of the subscribers are designated by the U.S. Treasury Department’s Office of Foreign Assets Control as GOI entities and six appear, based on publicly available information, to be owned or controlled by GOI entities. We believe that these transactions were permissible under U.S. sanctions pursuant to certain statutory and regulatory exemptions for the exportation of information and informational materials. The Company will continue to monitor its provision of products and services to these Iranian customers so that such activity continues to be permissible under U.S. sanctions.

Item 6. Exhibits

(10.1)	Registrant’s Key Executive Short Term Incentive Compensation Plan, as amended effective January 1, 2016

(12)	Computation of Ratio of Earnings to Fixed Charges

(15)	Letter on Unaudited Interim Financials

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

(32)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(101.INS)	XBRL Instance Document

(101.SCH)	XBRL Taxonomy Extension Schema

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase

(101.LAB)	XBRL Taxonomy Extension Label Linkbase

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

S&P Global Inc.
Registrant

Date:	November 3, 2016	By:	/s/ Robert J. MacKay
Robert J. MacKay
Interim Chief Financial Officer

Date:	November 3, 2016	By:	/s/ Christopher F. Craig
Christopher F. Craig
Interim Corporate Controller