Form 10-K
period 2016-12-31
S&P Global Inc.
filed 2017-02-09
CIK 64040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016
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
YES ☐    NO ☑

The aggregate market value of voting stock held by non-affiliates of the Registrant as of the last business day of the second fiscal quarter ended June 30, 2016, was $28.3 billion, based on the closing price of the common stock as reported on the New York Stock Exchange of $107.26 per common share. For purposes of this calculation, it is assumed that directors, executive officers and beneficial owners of more than 10% of the registrant outstanding stock are affiliates. The number of shares of common stock of the Registrant outstanding as of January 27, 2017 was 258.4 million shares.

Part III incorporates information by reference from the definitive proxy statement for the 2017 annual meeting of shareholders.

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
Forward-looking statements are subject to inherent risks and uncertainties. Factors that could cause actual results to differ materially from those expressed or implied in forward-looking statements include, among other things:

•
worldwide economic, political and regulatory conditions, including conditions that may result from legislative, regulatory and policy changes associated with the current U.S. administration or the United Kingdom’s likely exit from the European Union;

•
the rapidly evolving regulatory environment, in the United States and abroad, affecting Ratings, Market and Commodities Intelligence and Indices, including new and amended regulations and the Company’s compliance therewith;

•
the Company’s ability to maintain adequate physical, technical and administrative safeguards to protect the security of confidential information and data, and the potential for unauthorized access to our systems or a system or network disruption that results in improper disclosure of confidential information or data, regulatory penalties and remedial costs;

•	our ability to make acquisitions and dispositions and successfully integrate the businesses we acquire;

•	the outcome of litigation, government and regulatory proceedings, investigations and inquiries;

•	the health of debt and equity markets, including credit quality and spreads, the level of liquidity and future debt issuances;

•	the demand and market for credit ratings in and across the sectors and geographies where the Company operates;

•	concerns in the marketplace affecting the Company’s credibility or otherwise affecting market perceptions of the integrity or utility of independent credit ratings;

•	the effect of competitive products and pricing, including the level of success of new product developments and global expansion;

•	consolidation in the Company’s end-customer markets;

•	the impact of customer cost-cutting pressures, including in the financial services industry and commodities markets;

•	a decline in the demand for credit risk management tools by financial institutions;

•	the level of merger and acquisition activity in the United States and abroad;

•	the volatility of the energy marketplace and the health of the commodities markets;

•	our ability to attract, incentivize and retain key employees;

•
the Company’s ability to successfully recover should it experience a disaster or other business continuity problem from a hurricane, flood, earthquake, terrorist attack, pandemic, security breach, cyber-attack, power loss, telecommunications failure or other natural or man-made event;

•	changes in applicable tax or accounting requirements, including potential tax reform under the current U.S. administration;

•	the level of the Company’s future cash flows and capital investments;

•	the impact on the Company’s revenue and net income caused by fluctuations in foreign currency exchange rates; and

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

PART I

Item 1. Business

Overview

S&P Global Inc. (together with its consolidated subsidiaries, the “Company,” the “Registrant,” “we,” “us” or “our”) is a leading provider of transparent and independent ratings, benchmarks, analytics and data to the capital and commodity markets worldwide. The capital markets include asset managers, investment banks, commercial banks, insurance companies, exchanges, and issuers; and the commodity markets include producers, traders and intermediaries within energy, metals, petrochemicals and agriculture. We serve our global customers through a broad range of products and services available through both third-party and proprietary distribution channels. We were incorporated in December of 1925 under the laws of the state of New York.

On April 27, 2016, we changed our name to S&P Global Inc. from McGraw Hill Financial, Inc.

We have repositioned S&P Global as a more focused company in the capital and commodity markets by exiting non-core assets and investing for growth in markets that have size and scale. In 2016, we continued to create a portfolio focused on scalable, industry leading, interrelated businesses in the capital and commodity markets. A discussion of significant changes that were made to our portfolio during the three years ended December 31, 2016 can be found within “MD&A – Overview” contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this Annual Report on Form 10-K.

Our Businesses

Our operations consist of three reportable segments: Ratings, Market and Commodities Intelligence and S&P Dow Jones Indices ("Indices"). For a discussion on the competitive conditions in our businesses, see “MD&A – Segment Review” contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this Annual Report on Form 10-K.

Effective beginning with the fourth quarter of 2016, we realigned certain of our reportable segments to be consistent with changes to our organizational structure and how our Chief Executive Officer evaluates the performance of these segments. Beginning in the fourth quarter of 2016, S&P Global Market Intelligence and S&P Global Platts are included in a new reportable segment named Market and Commodities Intelligence. Our historical segment reporting has been retroactively revised to reflect the current organizational structure.

Ratings
Ratings is an independent provider of credit ratings, research and analytics to investors, issuers and other market participants. Credit ratings are one of several tools investors can use when making decisions about purchasing bonds and other fixed income investments. They are opinions about credit risk and our ratings express our opinion about the ability and willingness of an issuer, such as a corporation or state or city government, to meet its financial obligations in full and on time. Our credit ratings can also relate to the credit quality of an individual debt issue, such as a corporate or municipal bond, and the relative likelihood that the debt issue may default.

With offices in over 25 countries around the world, Ratings is an important part of the world's financial infrastructure and has played a leading role for over 150 years in providing investors with information and independent benchmarks for their investment and financial decisions as well as access to the capital markets. The key constituents Ratings serves are investors, corporations, governments, municipalities, commercial and investment banks, insurance companies, asset managers, and other debt issuers.

As the capital markets continue to evolve, Ratings is well-positioned to capitalize on opportunities, driven by continuing regulatory changes, through its global network, well-established position in corporate markets and strong investor reputation.

Ratings differentiates its revenue between transaction and non-transaction. Transaction revenue primarily includes fees associated with:

•	ratings related to new issuance of corporate and government debt instruments, and structured finance debt instruments;

•	bank loan ratings; and

•
corporate credit estimates, which are intended, based on an abbreviated analysis, to provide an indication of our opinion regarding creditworthiness of a company which does not currently have a Ratings credit rating.

Non-transaction revenue primarily includes fees for surveillance of a credit rating, annual fees for customer relationship-based pricing programs, fees for entity credit ratings and global research and analytics.

Market and Commodities Intelligence
Market and Commodities Intelligence's portfolio of capabilities are designed to help the financial community track performance, generate better investment returns, identify new trading and investment ideas, perform risk analysis, develop mitigation strategies and provide high-value information to the commodity and energy markets that enable its customers to make better informed trading and business decisions. The key constituents Market and Commodities Intelligence serves are asset managers; investment banks; investors; brokers; financial advisors; insurance companies; investment sponsors; companies’ back-office functions, including compliance, operations, risk, clearance, and settlement; and producers, traders, and intermediaries within energy, metals and agriculture markets.

Market and Commodities Intelligence includes the following business lines:

•
Financial Data & Analytics — a product suite that provides data, analytics and third-party research for global finance professionals, which includes the S&P Capital IQ Desktop, SNL, Leveraged Commentary & Data, Investment Advisory and integrated bulk data feeds that can be customized, which include CUSIP and Compustat;

•	Risk Services — commercial arm that sells Ratings' credit ratings and related data, analytics and research, which includes subscription-based offerings, RatingsDirect® and RatingsXpress®; and

•
S&P Global Platts — the leading independent provider of information and benchmark prices for the commodity and energy markets. S&P Global Platts provides essential price data, analytics, and industry insight that enable the commodities and energy markets to perform with greater transparency and efficiency. Additionally, S&P Global Platts generates revenue from licensing of our proprietary market price data and price assessments to commodity exchanges.

As of September 7, 2016, we completed the sale of J.D. Power and the results are included in Market and Commodities Intelligence results through that date.

Indices
Indices is a global index provider that maintains a wide variety of indices to meet an array of investor needs. Indices’ mission is to provide transparent benchmarks to help with decision making, collaborate with the financial community to create innovative products and provide investors with tools to monitor world markets.
Indices primarily derives revenue from asset linked fees based on the S&P and Dow Jones indices and to a lesser extent generates subscription revenue and transaction revenue. Specifically, Indices generates revenue from the following sources:

•
Investment vehicles — asset linked fees such as exchange traded funds (“ETFs”) and mutual funds, that are based on S&P Dow Jones Indices' benchmarks and generate revenue through fees based on assets and underlying funds;

•	Exchange traded derivatives — generate royalties based on trading volumes of derivatives contracts listed on various exchanges;

•	Index-related licensing fees — fixed or variable annual and per-issue fees for over-the-counter derivatives and retail-structured products; and

•	Data and customized index subscription fees — fees from supporting index fund management, portfolio analytics and research.

Segment and Geographic Data

The relative contribution of our operating segments to operating revenue, operating profit, long-lived assets and geographic area for the three years ended December 31, 2016 are included in Note 12 – Segment and Geographic Information to the consolidated financial statements under Item 8, Consolidated Financial Statements and Supplementary Data, in this Annual Report on Form 10-K.

Our Personnel

As of December 31, 2016, we had approximately 20,000 employees located worldwide, of which approximately 5,100 were employed in the U.S.

Available Information

The Company's investor kit includes Annual Reports on Form 10-K, Proxy Statements, Quarterly Reports on Form 10-Q, current reports on Form 8-K, the current earnings release and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. For online access, go to http://investor.spglobal.com. Requests for printed copies, free of charge, can be e-mailed to investor.relations@spglobal.com or mailed to Investor Relations, S&P Global Inc., 55 Water Street, New York, NY 10041-0001. Interested parties can also call Investor Relations toll-free at 866-436-8502 (domestic callers) or 212-438-2192 (international callers). The information on our website is not, and shall not be deemed to be part hereof or incorporated into this or any of our filings with the Securities and Exchange Commission (“SEC”).

Access to more than 10 years of the Company's filings made with the SEC is available through the Company's Investor Relations website. Go to http://investor.spglobal.com and click on the SEC Filings link. In addition, these filings are available to the public on the Commission's website through their EDGAR filing system at www.sec.gov. Interested parties may also read and copy materials that the Company has filed with the SEC at the SEC's public reference room located at 100 F Street, NE, Washington, D.C. 20549 on official business days between the hours of 10AM and 3PM. Please call the Commission at 1-800-SEC-0330 for further information on the public reference room.

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

•
In the normal course of business, both in the United States and abroad, we and our subsidiaries are defendants in numerous legal proceedings and are often the subject of government and regulatory proceedings, investigations and inquiries, as discussed under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this Annual Report on Form 10-K and in Note 13 - Commitments and Contingencies to the consolidated financial statements under Item 8, Consolidated Financial Statements and Supplementary Data, in this Annual Report on Form 10-K, and we face the risk that additional proceedings, investigations and inquiries will arise in the future.

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

Changes in the volume of securities issued and traded in domestic and/or global capital markets, asset levels and flows into investment products, changes in interest rates and volatility in the financial markets, and volatility in the commodities markets could have a material adverse effect on our business, financial condition or results of operations.

•
Our business is impacted by general economic conditions and volatility in the United States and world financial markets. Therefore, since a significant component of our credit-rating based revenue is transaction-based, and is essentially dependent on the number and dollar volume of debt securities issued in the capital markets, unfavorable financial or economic conditions that either reduce investor demand for debt securities or reduce issuers’ willingness or ability to issue such securities could reduce the number and dollar volume of debt issuances for which Ratings provides credit ratings.

•
Our Indices business is impacted by market volatility, asset levels of investment products tracking indices, and trading volumes of certain exchange traded derivatives. A decrease in our revenues attributable to these products could have a material adverse effect on our business, financial condition or results of operations. Volatile capital markets, as well as changing investment styles, among other factors, may influence an investor’s decision to invest in and maintain an investment in an index-linked investment product.

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

•
Our Platts business is impacted by volatility in the commodities markets. Weak economic conditions, especially in our key markets, including the energy industry, could reduce demand for our products, impacting our revenues and margins. As a result of volatility in commodity prices and trading activity in physical commodities and commodities derivatives, we may encounter difficulty in achieving sustained market acceptance of past or future contract terms, which could have a material adverse effect on our financial position, results of operations and cash flows.

•
Any weakness in the macroeconomic environment could constrain customer budgets across the markets we serve, potentially leading to a reduction in their employee headcount and a decrease in demand for our subscription-based products.

Increasing regulation of our Ratings business in the United States, Europe and elsewhere can increase our costs of doing business and therefore could have a material adverse effect on our business, financial condition or results of operations.

•
The financial services industry is highly regulated, rapidly evolving and subject to the potential for increasing regulation in the United States, Europe and elsewhere. The businesses conducted by Ratings are in certain cases regulated under the Credit Rating Agency Reform Act of 2006 (the “Reform Act”), the Dodd-Frank Wall Street Reform and Consumer

Protection Act (the “Dodd-Frank Act”), the U.S. Securities Exchange Act of 1934 (the “Exchange Act”), and/or the laws of the states or other jurisdictions in which they conduct business.

•
In the past several years, the U.S. Congress, the International Organization of Securities Commissions ("IOSCO"), the SEC and the European Commission, including through the European Securities Market Authority ("ESMA"), as well as regulators in other countries in which Ratings operates, have been reviewing the role of rating agencies and their processes and the need for greater oversight or regulations concerning the issuance of credit ratings or the activities of credit rating agencies. Other laws, regulations and rules relating to credit rating agencies are being considered by local, national and multinational bodies and are likely to continue to be considered in the future, including provisions seeking to reduce regulatory and investor reliance on credit ratings, rotation of credit rating agencies and liability standards applicable to credit rating agencies.

•
These laws and regulations, and any future rulemaking, could result in reduced demand for credit ratings and increased costs, which we may be unable to pass through to customers. In addition, there may be uncertainty over the scope, interpretation and administration of such laws and regulations. We may be required to incur significant expenses in order to comply with such laws and regulations and to mitigate the risk of fines, penalties or other sanctions. Legal proceedings could become increasingly lengthy and there may be uncertainty over and exposure to liability. It is difficult to accurately assess the future impact of legislative and regulatory requirements on our business and our customers’ businesses, and they may affect Ratings’ communications with issuers as part of the rating assignment process, alter the manner in which Ratings’ ratings are developed, affect the manner in which Ratings or its customers or users of credit ratings operate, impact the demand for ratings and alter the economics of the credit ratings business. Each of these developments increases the costs and legal risk associated with the issuance of credit ratings and may have a material adverse effect on our operations, profitability and competitiveness, the demand for credit ratings and the manner in which such ratings are utilized.

•	Additional information regarding rating agencies is provided under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this Annual Report on Form 10-K.

Our Indices and Market and Commodities Intelligence businesses are subject to the potential for increased or changing regulation in the United States, Europe and elsewhere, which can increase our costs of doing business globally and therefore could have a material adverse effect on our business, financial condition or results of operations.

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

•
In July of 2013, IOSCO issued its Principles for Financial Benchmarks ("Financial Benchmark Principles"), which are intended to promote the reliability of benchmark determinations, and address governance, benchmark quality and accountability mechanisms, including with regard to the indices published by Indices. Indices has taken steps to align its governance regime and operations with the Financial Benchmark Principles and engaged an independent auditor to perform a reasonable assurance review of such alignment.

•
The financial benchmarks industry is subject to the new pending benchmark regulation in the European Union (the “E.U. Benchmark Regulation”) as well as potential increased regulation in other jurisdictions, including Australia. The E.U. Benchmark Regulation was published on June 30, 2016 and included provisions applicable to Indices and Platts, which will become effective January 1, 2018. The E.U. Benchmark Regulation requires Indices and Platts in due course to obtain registration or authorization in connection with their respective benchmark activities in Europe. This legislation will likely cause additional operating obligations but they are not expected to be material at this time, although the exact impact remains unclear.

•
The European Union has recently finalized a package of legislative measures known as MiFID II ("MiFID II"), which revise and update the existing E.U. Markets in Financial Instruments Directive framework. MiFID II applies in full in all E.U. Member States as of January 3, 2017. MiFID II includes provisions that, among other things: (i) impose new conditions and requirements on the licensing of benchmarks and provide for non-discriminatory access to exchanges and clearing houses; (ii) modify the categorization and treatment of certain classes of derivatives; (iii) expand the categories of trading venue that are subject to regulation; and (iv) provide for the mandatory trading of certain derivatives on exchanges (complementing the mandatory derivative clearing requirements in the E.U. Market Infrastructure Regulation of 2011). Although the MiFID II package is “framework” legislation (meaning that much of the detail of the rules will be set out in subordinate measures to be agreed upon in the period before 2017), it is possible that the introduction of these laws and rules could affect Indices’ and Platts’ abilities both to administer and license their indices and price assessments, respectively. MiFID II and the Market Abuse Regulation (“MAR”) may impose additional regulatory burdens on Market and Commodities Intelligence's activities in the European Union, although the exact severity and cost are not yet known.

•
Market and Commodities Intelligence operates regulated investment advisory businesses in the United States, the European Union and Malaysia. These and other Market and Commodities Intelligence businesses may increasingly become subject to new or more stringent regulations that will increase the cost of doing business, which could have a material adverse effect on our business, financial condition or results of operations.

Future legislation, regulatory reform or policy changes under the current U.S. administration could have a material effect on our business and results of operations.

•
There exists the potential for comprehensive tax reform in the United States that may significantly change the tax rules applicable to U.S. domiciled corporations. Changes such as lower corporate tax rates, repatriation allowances, removal of the interest expense deduction, removal of the municipal bond tax exemption or the introduction of a border adjustment tax could impact the Company as a U.S. taxpayer, as well as the demand for our products and services. At this time, we cannot assess what the overall effect of such potential legislation could be on our results of operations or cash flows.

•
Other legislation, regulatory reform or policy changes under the current U.S. administration, such as financial services regulatory reform, U.S. oil deregulation, government-sponsored enterprise (GSE) reform and increased infrastructure spending, could impact our business. At this time, we cannot predict the scope or nature of these changes or assess what the overall effect of such potential changes could be on our results of operations or cash flows.

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

•
The markets for credit ratings, financial research, investment and advisory services, market data, index-based products, and commodities price assessments and related news and information about these markets are intensely competitive. Ratings, Market and Commodities Intelligence and Indices compete domestically and internationally on the basis of a number of factors, including the quality of its ratings, data, research and advisory services, client service, reputation, price, geographic scope, range of products and technological innovation.

•
While our businesses face competition from traditional content and analytics providers, we also face competition from non-traditional providers such as exchanges, asset managers, investment banks and technology-led companies that are adding content and analytics capabilities to their core businesses.

•
In addition, in some of the countries in which Ratings competes, governments may provide financial or other support to locally-based rating agencies and may from time to time establish official credit rating agencies, credit ratings criteria or procedures for evaluating local issuers.

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

Increased availability of free or relatively inexpensive information sources may reduce demand for our products and have a could have a material adverse effect on our business, financial condition or results of operations.

•
In recent years, more public sources of free or relatively inexpensive information have become available, particularly through the Internet, and advances in public cloud computing and open source software may continue.

•
Public sources of free or relatively inexpensive information may reduce demand for our products and services. Demand could also be reduced as a result of cost-cutting initiatives at certain companies and organizations. Although we believe our products are enhanced by our analysis, tools and applications, our financial results may be adversely affected if our customers choose to use these public sources as a substitute for our products or services.

Consolidation of customers as well as staffing levels across our customer base could impact our available markets and revenue growth.

•
Our businesses have a customer base which is largely comprised of members from the corporate, financial services and commodities industries. The consolidation of customers resulting from mergers and acquisitions across these industries can result in reductions in the number of firms and workforce which can impact the size of our customer base.

•
Our customers that strive to reduce their operating costs may seek to reduce their spending on our products and services. If a large number of smaller customers or a critical number of larger customers reduce their spending with us, our business, financial condition or results of operations could be materially and adversely affected.

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

•
A material portion of our revenues in our Indices business is concentrated in some of our largest customers, who have significant assets under management in index funds and exchange-traded funds. A loss of a substantial portion of revenue from our largest customers could have a material and adverse effect on our business, financial condition or results of operations.

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

•
Certain types of information we collect, compile, use, and publish, including offerings in our Market and Commodities Intelligence business, are subject to regulation by governmental authorities in jurisdictions in which we operate. In addition, there is increasing concern among certain privacy advocates and government regulators regarding marketing and privacy matters, particularly as they relate to individual privacy interests.

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

•
Our products also contain intellectual property of third party sources. Any violation by us of the intellectual property rights of such third parties could result in litigation and reputational damage which materially and adversely affects our business, financial condition or results of operations.

We are exposed to multiple risks associated with the global nature of our operations.

•	The geographic breadth of our activities subjects us to significant legal, economic, operational, market, compliance and reputational risks. These include, among others, risks relating to:

▪	economic and political conditions around the world,

▪	inflation,

▪	fluctuation in interest rates and currency exchange rates,

▪	limitations that foreign governments may impose on the conversion of currency or the payment of dividends or other remittances to us from our non-U.S. subsidiaries,

▪	differing accounting principles and standards,

▪	unexpected increases in taxes or changes in U.S. or foreign tax laws,

▪
the costs of repatriating cash held by entities outside the United States, including withholding or other taxes that foreign governments may impose on the payment of dividends or other remittances to us from our non-U.S. subsidiaries,

▪
potential costs and difficulties in complying with a wide variety of foreign laws and regulations (including tax systems) administered by foreign government agencies, some of which may conflict with U.S. or other sources of law,

▪	changes in applicable laws and regulatory requirements,

▪	the possibility of nationalization, expropriation, price controls and other restrictive governmental actions,

▪	competition with local rating agencies that have greater familiarity, longer operating histories and/or support from local governments or other institutions,

▪	civil unrest, terrorism, unstable governments and legal systems, and other factors.
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

•
We have outsourced certain support functions to third-party service providers to leverage leading specialized capabilities and achieve cost efficiencies. Outsourcing these functions involves the risk that the third-party service providers may not perform to our standards or legal requirements, may not produce reliable results, may not perform in a timely manner, may not maintain the confidentiality of our proprietary information, or may fail to perform at all. Failure of these third parties to meet their contractual, regulatory, confidentiality, or other obligations to us could result in material financial loss, higher costs, regulatory actions and reputational harm.

•
Outsourcing these functions also involves the risk that the third-party service providers may not maintain adequate physical, technical and administrative safeguards to protect the security of our confidential information and data. Failure of these third parties to maintain these safeguards could result in unauthorized access to our systems or a system or network disruption that could lead to improper disclosure of confidential information or data, regulatory penalties and remedial costs.

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

•
Our operations rely on the secure processing, storage and transmission of confidential, sensitive and other types of data and information in our computer systems and networks and those of our third-party vendors.

•
All of our businesses have access to material non-public information concerning the Company’s customers, including sovereigns, corporate issuers and other third parties around the world, the unauthorized disclosure of which could affect the trading markets for such customers’ securities and could damage such customers’ competitive positions. The cyber risks the Company faces range from cyber-attacks common to most industries, to more sophisticated and targeted attacks intended to obtain unauthorized access to certain information or systems due in part to our prominence in the global marketplace, such as our ratings on debt issued by sovereigns and corporate issuers, or the composition of our indices. Unauthorized disclosure of this information could cause our customers to lose faith in our ability to protect their confidential information and therefore cause customers to cease doing business with us.

•
Breaches of our or our vendors’ systems and networks, whether from circumvention of security systems, denial-of-service attacks or other cyber-attacks, hacking, computer viruses or malware, employee error, malfeasance, physical breaches or other actions, may cause material interruptions or malfunctions in our or such vendors’ websites, applications or data processing, or may compromise the confidentiality and integrity of material information regarding us, our business or our customers.

•
Misappropriation, improper modification, destruction, corruption or unavailability of our data and information due to cyber incidents, attacks or other security breaches could damage our brand and reputation, result in litigation and regulatory actions, and lead to loss of customer confidence in our security measures and reliability, which would harm our ability to retain customers and gain new ones.

•
Although S&P Global and its affiliates devote significant resources to maintain and regularly update their systems and processes that are designed to protect the security of our computer systems, software, networks and other technology assets and the confidentiality, integrity and availability of information belonging to the enterprise and our customers, clients and employees, there is no assurance that all of our security measures will provide absolute security.

•
Measures that we take to avoid or mitigate material incidents can be expensive, and may be insufficient, circumvented, or become obsolete. Any material incidents could cause us to experience reputational harm, loss of customers, regulatory actions, sanctions or other statutory penalties, litigation or financial losses that are either not insured against or not fully covered through any insurance maintained by us, and increased expenses related to addressing or mitigating the risks associated with any such material incidents.

•
Cyber threats are rapidly evolving and are becoming increasingly sophisticated. Despite our efforts to ensure the integrity of our systems, as cyber threats evolve and become more difficult to detect and successfully defend against, one or more cyber threats might defeat the measures that we or our vendors take to anticipate, detect, avoid or mitigate such threats. Certain techniques used to obtain unauthorized access, introduce malicious software, disable or degrade service, or sabotage systems may be designed to remain dormant until a triggering event and we may be unable to anticipate these techniques or implement adequate preventative measures since techniques change frequently or are not recognized until launched, and because cyberattacks can originate from a wide variety of sources.

•
If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed and could result in damage to our reputation and a loss of confidence in the security of our products and services.

•
The theft, loss, or misuse of personal data collected, used, stored, or transferred by us to run our business could result in significantly increased security costs or costs related to defending legal claims. Global privacy legislation, enforcement, and policy activity in this area are rapidly expanding and creating a complex regulatory compliance environment. Costs to comply with and implement these privacy-related and data protection measures could be significant. In addition, if despite our best efforts an inadvertent failure to comply with federal, state, or international privacy-related or data protection laws and regulations should occur, this could result in proceedings against us by governmental entities or others.

•	Any of the foregoing could have a material adverse effect on our business, financial condition or results of operations.

Inability to attract and retain key qualified personnel could have a material adverse effect on our business and results of operations.

•
The development, maintenance and support of our products and services are dependent upon the knowledge, experience and ability of our highly skilled, educated and trained employees. Accordingly, our business is dependent on successfully attracting and retaining talented employees. If the Company is less successful in its recruiting efforts, or if it is unable to retain key employees, its ability to develop and deliver successful products and services or achieve strategic goals may be adversely affected.

Hiver2016!
Our brand and reputation are key assets and competitive advantages of our Company and our business may be affected by how we are perceived in the marketplace.

•
Our ability to attract and retain customers is affected by external perceptions of our brand and reputation. Negative perceptions or publicity could damage our reputation with customers, prospects and the public generally, which could negatively impact, among other things, our ability to attract and retain customers, employees and suppliers, as well as suitable candidates for acquisition or other combinations.

Item 1b. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters are located in leased premises located at 55 Water Street, New York, NY 10041. We lease office facilities at 102 locations; 32 are in the U.S. In addition, we own real property at 7 locations, of which 2 are in the U.S. Our properties consist primarily of office space used by each of our segments. We believe that all of our facilities are well maintained and are suitable and adequate for our current needs.

Item 3. Legal Proceedings

For information on our legal proceedings, see Note 13 – Commitments and Contingencies under Item 8, Consolidated Financial Statements and Supplementary Data, in this Annual Report on Form 10-K.

Item 4. Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

The following individuals are the executive officers of the Company:

Name	Age	Position
Douglas L. Peterson	58	President and Chief Executive Officer
Ewout Steenbergen	47	Executive Vice President, Chief Financial Officer
Ratings
John L. Berisford	53	President, S&P Global Ratings
Market and Commodities Intelligence
Michael Chinn	44	President, Market and Commodities Intelligence
Martin Fraenkel	56	President, S&P Global Platts
Martina L. Cheung	41	Head of Global Risk Services
Indices
Alex J. Matturri, Jr.	58	Chief Executive Officer, S&P Dow Jones Indices
S&P Global Functions
Courtney Geduldig	41	Executive Vice President, Public Affairs
France M. Gingras	52	Executive Vice President, Human Resources
Steve Kemps	52	Executive Vice President, General Counsel
Nancy Luquette	51	Senior Vice President, Chief Risk & Audit Executive
Krishna Nathan	54	Chief Information Officer
Paul Sheard	62	Executive Vice President and Chief Economist

Mr. Berisford, prior to becoming President of S&P Global Ratings on November 3, 2015, was Executive Vice President, Human Resources since 2011. Prior to that, he held senior management positions at PepsiCo, including Senior Vice President, Human Resources for Pepsi Beverages Company.
Ms. Cheung, prior to becoming Head of Global Risk Services on November 3, 2015, held management positions at S&P Global Ratings and was most recently S&P Global’s Chief Strategy Officer. Prior to joining S&P Global, she worked in the consulting industry, first in Accenture’s Financial Services Strategy group and later as a Partner at Mitchell Madison Consulting.
Mr. Chinn, prior to becoming President of Market and Commodities Intelligence in September 2016 and President of S&P Global Market Intelligence in September 2015, was Chief Executive Officer of SNL since 2010 and President of SNL since 2000.
Mr. Fraenkel, prior to becoming President of S&P Global Platts in September 2016, was Global Head of Content, responsible for leading Platts’ 450-member global editorial and analytics team, as well as being a member of the Platts Executive Committee regarding the division’s strategy and offerings in data, pricing, news and analysis. Mr. Fraenkel joined S&P Global Platts in June 2015 from CME Group, where he was Managing Director and Global Head of Energy.
Ms. Geduldig, prior to becoming Executive Vice President, Public Affairs on May 1, 2015, was Managing Director, Global Government and Public Policy since 2013, and Vice President of Global Regulatory Affairs at S&P Global Ratings. Prior to that, she was Managing Director and Head of Federal Government Relations at the Financial Services Forum.
Ms. Gingras, prior to becoming Executive Vice President, Human Resources on November 3, 2015, was Senior Vice President, Total Rewards since 2012. Prior to that, she was Head of Compensation and Benefits at Time, Inc.
Mr. Kemps, prior to becoming Executive Vice President, General Counsel at S&P Global in August 2016, served as Executive Vice President and General Counsel at Quanta Services, where he oversaw all legal affairs and advised the business on regulatory, ethical and compliance matters. Prior to joining Quanta, he served as General Counsel of Hess Retail Corporation and Dean Foods Company.

Ms. Luquette, prior to becoming Senior Vice President, Chief Risk & Audit Executive for S&P Global in June 2016, led the S&P Global Internal Audit function and the Ratings Risk Review function for S&P Global Ratings as the Chief Audit Executive for the Company. She became S&P Global’s Chief Risk & Audit Executive and assumed leadership of the Risk Management function in June 2016. Before joining the Company, Ms. Luquette was Vice President and General Auditor for Avaya, and prior to that was a Partner in PwC’s Internal Audit and Global Risk Management Services practices.
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
Mr. Nathan, prior to becoming Chief Information Officer at S&P Global in May 2016, was Vice President of Systems at IBM, responsible for the development and execution of the research strategy and activity in a variety of areas such as next generation data centers, cognitive systems design, security and a range of future Systems technologies. At IBM, he held a wide variety of leadership positions, both corporate and business-aligned, spanning the U.S. and Europe.
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
Mr. Steenbergen, prior to becoming Executive Vice President and Chief Financial Officer at S&P Global in November 2016, was Executive Vice President and Chief Financial Officer of Voya Financial, Inc. Prior to his role as Voya's Chief Financial Officer, Mr. Steenbergen was Chief Financial Officer and Chief Risk Officer for ING Asia-Pacific and held a number of management roles for ING Group, including serving as regional general manager in Hong Kong and as a Chief Executive Officer of RVS, an ING Group company based in the Netherlands.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

On January 27, 2017, the closing price of our common stock was $120.69 per share as reported on the New York Stock Exchange (“NYSE”) under the ticker symbol “SPGI”. S&P Global Inc. began trading under its new ticker symbol "SPGI" on April 28, 2016. Previously, the Company's common stock traded on the NYSE under the ticker symbol "MHFI". The approximate number of record holders of our common stock as of January 27, 2017 was 3,220. The high and low sales prices of S&P Global Inc.'s common stock on the NYSE for the past two fiscal years are as follows:

	2016	2015
First Quarter	$99.85 - $78.55	$109.13 - $85.06
Second Quarter	112.75 - 95.83	108.14 - 100.44
Third Quarter	128.40 - 104.75	107.50 - 84.64
Fourth Quarter	127.68 - 107.21	101.27 - 86.10
Year	128.40 - 78.55	109.13 - 84.64

The performance graph below compares our cumulative total shareholder return during the previous five years with a performance indicator of the overall market (i.e., S&P 500), and our peer group. The peer group consists of the following companies: Thomson Reuters Corporation, Moody’s Corporation, CME Group Inc., MSCI Inc., FactSet Research Systems Inc. and IHS Markit Ltd. Returns assume $100 invested on December 31, 2011 and total return includes reinvestment of dividends through December 31, 2016.

Dividends

We expect to continue our policy of paying regular cash dividends, although there is no assurance as to future dividend payments because they depend on future earnings, capital requirements and our financial condition. Regular quarterly dividends per share of our common stock for 2016 and 2015 were as follows:

	2016	2015
$0.36 per quarter in 2016	$1.44
$0.33 per quarter in 2015		$1.32

On January 25, 2017, the Board of Directors approved an increase in the quarterly common stock dividend from $0.36 per share to $0.41 per share.

Transfer Agent and Registrar for Common Stock

Computershare is the transfer agent for S&P Global. Computershare maintains the records for the Company's registered shareholders and can assist with a variety of shareholder related services.

Shareholder correspondence should be mailed to:
Computershare
P.O. Box 30170
College Station, TX 77842-3170

Overnight correspondence should be mailed to:
Computershare
211 Quality Circle, Suite 210
College Station, TX 77845

Visit the Investor Center™ website to view and manage shareholder account online: www.computershare.com/investor

For shareholder assistance:

In the U.S. and Canada:	888-201-5538
Outside the U.S. and Canada:	201-680-6578
TDD for the hearing impaired:	800-231-5469
TDD outside the U.S. and Canada:	201-680-6610
E-mail address:	web.queries@computershare.com
Shareholder online inquiries	https://www-us.computershare.com/investor/Contact

Repurchase of Equity Securities

On December 4, 2013, the Board of Directors approved a share repurchase program authorizing the purchase of up to 50 million shares, which was approximately 18% of the Company's outstanding shares at that time. During the fourth quarter of 2016, we received an additional 0.9 million shares from the conclusion of our accelerated share repurchase ("ASR") agreement that we entered into on September 7, 2016. Further discussion relating to our ASR agreement can be found in Note 9 - Equity. As of December 31, 2016, 25.8 million shares remained under our current repurchase program.

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

The following table provides information on our purchases of our outstanding common stock during the fourth quarter of 2016 pursuant to our current share repurchase program (column c). In addition to these purchases, the number of shares in column (a) include shares of common stock that are tendered to us to satisfy our employees’ tax withholding obligations in connection with the vesting of awards of restricted shares (we repurchase such shares based on their fair market value on the vesting date).

There were no other share repurchases during the quarter outside the repurchases noted below.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs	(d) Maximum Number of Shares that may yet be Purchased Under the Programs
Oct. 1 - Oct. 31, 2016	624	$126.56	—	26.6 million
Nov. 1 - Nov. 30, 2016	369	119.46	—	26.6 million
Dec. 1 - Dec. 31, 2016	861,632	122.18	861,478	25.8 million
Total — Qtr	862,625	$122.18	861,478	25.8 million

Equity Compensation Plan
For information on securities authorized under our equity compensation plans, see Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 6. Selected Financial Data

(in millions, except per share data)	2016		2015		2014		2013		2012
Income statement data:
Revenue	$5,661		$5,313		$5,051		$4,702		$4,270
Operating profit	3,369		1,917		113		1,358		1,170
Income from continuing operations before taxes on income	3,188	[1]	1,815	[2]	54	[3]	1,299	[4]	1,089	[5]
Provision for taxes on income	960		547		245		425		388
Net income (loss) from continuing operations attributable to S&P Global Inc.	2,106		1,156		(293)		783		651
Earnings (loss) per share from continuing operations attributable to the S&P Global Inc. common shareholders:
Basic	8.02		4.26		(1.08)		2.85		2.33
Diluted	7.94		4.21		(1.08)		2.80		2.29
Dividends per share	1.44		1.32		1.20		1.12		1.02
Special dividend declared per common share	—		—		—		—		2.50
Operating statistics:
Return on average equity [6]	472.0%		324.3%		(1.4)%		134.2%		40.5%
Income from continuing operations before taxes on income as a percent of revenue from continuing operations	56.3%		34.2%		1.1%		27.6%		25.5%
Net income (loss) from continuing operations as a percent of revenue from continuing operations	39.4%		23.9%		(3.8)%		18.6%		16.4%
Balance sheet data: [7]
Working capital	$1,060		$388		$42		$612		$(1,018)
Total assets	8,669		8,183		6,773		6,060		5,081
Total debt	3,564		3,611		795		794		1,251
Redeemable noncontrolling interest	1,080		920		810		810		810
Equity	701		243		539		1,344		840
Number of employees [7]	20,000		20,400		17,000		16,400		15,900

[1]
Includes the impact of the following items: a $1.1 billion gain from our dispositions, a benefit related to net legal settlement insurance recoveries of $10 million, disposition-related costs of $48 million, a technology-related impairment charge of $24 million, restructuring charges of $6 million, a $3 million disposition-related reserve release, acquisition-related costs of $1 million and amortization of intangibles from acquisitions of $96 million.

[2]
Includes the impact of the following items: costs related to identified operating efficiencies primarily related to restructuring of $56 million, net legal settlement expenses of $54 million, acquisition-related costs of $37 million, an $11 million gain on dispositions, and amortization of intangibles from acquisitions of $67 million.

[3]
Includes the impact of the following items: $1.6 billion of legal and regulatory settlements, restructuring charges of $86 million, $4 million of professional fees largely related to corporate development activities, and amortization of intangibles from acquisitions of $48 million.

[4]
Includes the impact of the following items: $77 million of legal settlements, $64 million charge for costs necessary to enable the separation of McGraw-Hill Education ("MHE") and reduce our cost structure, a $36 million non-cash impairment charge related to the sale of our data center, a $28 million restructuring charge in the fourth quarter primarily related to severance, $13 million related to terminating various leases as we reduce our real estate portfolio and a $24 million net gain from our dispositions, and amortization of intangibles from acquisitions of $51 million.

[5]
Includes the impact of the following items: $135 million charge for costs necessary to enable the separation of MHE and reduce our cost structure, a $65 million restructuring charge, transaction costs of $15 million for our S&P Dow Jones Indices LLC joint venture, an $8 million charge related to a reduction in our lease commitments, partially offset by a vacation accrual reversal of $52 million, and amortization of intangibles from acquisitions of $48 million.

[6]	Includes the impact of the $1.1 billion gain on dispositions in 2016, the gain on sale of McGraw Hill Construction in 2014 and the gain on sale of McGraw-Hill Education in 2013.

[7]	Excludes discontinued operations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis (“MD&A”) provides a narrative of the results of operations and financial condition of S&P Global Inc. (together with its consolidated subsidiaries, the “Company,” “we,” “us” or “our”) for the years ended December 31, 2016 and 2015, respectively. The MD&A should be read in conjunction with the consolidated financial statements and accompanying notes included in this Annual Report on Form 10-K for the year ended December 31, 2016, which have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”).
The MD&A includes the following sections:

•	Overview

•	Results of Operations

•	Liquidity and Capital Resources

•	Reconciliation of Non-GAAP Financial Information

•	Critical Accounting Estimates

•	Recent Accounting Standards

Certain of the statements below are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, any projections of future results of operations and cash flows are subject to substantial uncertainty. See Forward-Looking Statements on page 4 of this report.

OVERVIEW

We are a leading provider of transparent and independent ratings, benchmarks, analytics and data to the capital and commodity markets worldwide. The capital markets include asset managers, investment banks, commercial banks, insurance companies, exchanges, and issuers; and the commodity markets include producers, traders and intermediaries within energy, metals, petrochemicals and agriculture.

On April 27, 2016, we changed our name to S&P Global Inc. from McGraw Hill Financial, Inc.

We have repositioned S&P Global as a more focused company in the capital and commodity markets by exiting non-core assets and investing for growth in markets that have size and scale. In 2016, we continued to create a portfolio focused on scalable, industry leading, interrelated businesses in the capital and commodity markets.

Our operations consist of three reportable segments: Ratings, Market and Commodities Intelligence and S&P Dow Jones Indices ("Indices").

•	Ratings is an independent provider of credit ratings, research and analytics, offering investors and other market participants information, ratings and benchmarks.

•
Market and Commodities Intelligence is a global provider of multi-asset-class data, research and analytical capabilities, which integrate cross-asset analytics and desktop services and deliver their customers in the commodity and energy markets access to high-value information, data, analytic services and pricing and quality benchmarks. As of September 7, 2016, we completed the sale of J.D. Power and the results are included in Market and Commodities Intelligence results through that date.

•	Indices is a global index provider that maintains a wide variety of valuation and index benchmarks for investment advisors, wealth managers and institutional investors.
Effective beginning with the fourth quarter of 2016, we realigned certain of our reportable segments to be consistent with changes to our organizational structure and how our Chief Executive Officer evaluates the performance of these segments. Beginning in the fourth quarter of 2016, S&P Global Market Intelligence and S&P Global Platts are included in a new reportable segment named Market and Commodities Intelligence. Our historical segment reporting has been retroactively revised to reflect the current organizational structure.

Major Portfolio Changes

The following significant changes by segment were made to our portfolio during the three years ended December 31, 2016:

2016

Market and Commodities Intelligence

•
In October of 2016, we completed the sale of Standard & Poor's Securities Evaluations, Inc. ("SPSE") and Credit Market Analysis ("CMA") for $425 million in cash to Intercontinental Exchange, an operator of global exchanges, clearing houses and data services. During year ended December 31, 2016, we recorded a pre-tax gain of $364 million ($297 million after-tax) in (gain) loss on dispositions in the consolidated statement of income related to the sale of SPSE and CMA.

•
In September of 2016, we completed the sale of J.D. Power for $1.1 billion to XIO Group, a global alternative investments firm headquartered in London. In the fourth quarter of 2015, we began exploring strategic alternatives for J.D. Power and initiated an active program to sell the business. The assets and liabilities of J.D. Power were classified as held for sale in our consolidated balance sheet as of December 31, 2015. During the year ended December 31, 2016, we recorded a pre-tax gain of $728 million ($516 million after-tax) in (gain) loss on dispositions in the consolidated statement of income related to the sale of J.D. Power. Following the sale, the assets and liabilities of J.D. Power are no longer reported in our consolidated balance sheet as of December 31, 2016.

•
In September of 2016, we acquired PIRA Energy Group ("PIRA"), a global provider of energy research and forecasting products and services. The purchase enhances Market and Commodities Intelligence's energy analytical capabilities by expanding its oil offering and strengthening its position in the natural gas and power markets.

•
In June of 2016, we acquired RigData, a provider of daily information on rig activity for the natural gas and oil markets across North America. The purchase enhances Market and Commodities Intelligence's energy analytical capabilities by strengthening its position in natural gas and enhancing its oil offering.

2015

Market and Commodities Intelligence

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

2014

Market and Commodities Intelligence

•
In November of 2014, we completed the sale of McGraw Hill Construction to Symphony Technology Group for $320 million in cash. We recorded an after-tax gain on the sale of $160 million, which is included in discontinued operations, net in the consolidated statement of income for the year ended December 31, 2014.

•	In July of 2014, we acquired Eclipse Energy Group AS, which complements our North American natural gas capabilities, which we obtained from our Bentek Energy LLC acquisition in 2011.

In 2014, in addition to the divestiture of McGraw Hill Construction discussed above, we streamlined our infrastructure by reducing our real estate footprint through selling our data facility, initiating the consolidation of our corporate headquarters with our operations in New York City, as well as disposing of our corporate aircraft.

Increased Shareholder Return

During the three years ended December 31, 2016, we have returned approximately $3.5 billion to our shareholders through a combination of share repurchases and our quarterly dividends: we completed share repurchases of approximately $2.4 billion and distributed regular quarterly dividends totaling approximately $1.1 billion. Also, on January 25, 2017, the Board of Directors approved an increase in the quarterly common stock dividend from $0.36 per share to $0.41 per share.

Key Results

(in millions)	Year ended December 31,			% Change [1]
	2016	2015	2014	’16 vs ’15	’15 vs ’14
Revenue	$5,661	$5,313	$5,051	7%	5%
Operating profit [2]	$3,369	$1,917	$113	76%	N/M
% Operating margin	60%	36%	2%
Diluted earnings (loss) per share from continuing operations	$7.94	$4.21	$(1.08)	89%	N/M
N/M - not meaningful

[1]	% changes in the tables throughout the MD&A are calculated off of the actual number, not the rounded number presented.

[2]
2016 includes a $1.1 billion gain from our dispositions, a benefit related to net legal settlement insurance recoveries of $10 million, disposition-related costs of $48 million, a technology-related impairment charge of $24 million, restructuring charges of $6 million, a $3 million disposition-related reserve release and acquisition-related costs of $1 million. 2015 includes costs related to identified operating efficiencies primarily related to restructuring of $56 million, net legal settlement expenses of $54 million, acquisition-related costs of $37 million and a gain of $11 million on the sale of our interest in a legacy McGraw Hill Construction investment. 2014 includes $1.6 billion of legal and regulatory settlements, restructuring charges of $86 million and $4 million of professional fees largely related to corporate development activities. 2016, 2015 and 2014 also includes amortization of intangibles from acquisitions of $96 million, $67 million and $48 million, respectively.

2016

Revenue increased 7% driven by increases at all of our reportable segments. Revenue growth at Market and Commodities Intelligence was favorably impacted by the acquisition of SNL in September of 2015 and annualized contract value growth primarily driven by the S&P Capital IQ Desktop, Global Risk Services and certain data feed products. Continued demand for S&P Global Platts’ proprietary content also contributed to revenue growth. These increases were partially offset by the unfavorable impact from our dispositions in 2016. Revenue growth at Ratings was driven by an increase in U.S. bank loan ratings revenue, corporate bond ratings revenue and surveillance fees. Revenue growth at Indices was due to higher average levels of assets under management for exchange traded funds ("ETFs") and mutual funds, an increase in data revenue and higher volumes for exchange-traded derivatives. The unfavorable impact of foreign exchange reduced revenue by less than 1 percentage point.

Operating profit increased 76%. Excluding the favorable impact of the gain from our dispositions of 59 percentage points, higher net legal settlement insurance recoveries in 2016 of 3 percentage points, higher restructuring charges in 2015 of 3 percentage points and higher acquisition-related costs in 2015 of 2 percentage points, partially offset by the unfavorable impact of higher disposition-related costs of 3 percentage points, higher amortization of intangibles from acquisitions of 2 percentage points and a technology-related impairment charge of 1 percentage point, operating profit increased 15%. This increase was primarily driven by revenue growth as discussed above. Decreased costs at Ratings and our legacy Capital IQ business due to reduced headcount following our 2015 restructuring actions also contributed to operating profit growth.

2015

Revenue increased 5% driven by increases at Market and Commodities Intelligence and Indices, partially offset by a decrease at Ratings. Revenue growth at Market and Commodities Intelligence was favorably impacted by the acquisition of SNL in September of 2015 and the acquisition of National Automobile Dealers Association's Used Car Guide (“UCG”) at J.D. Power in July of 2015. The revenue increase at Market and Commodities Intelligence was also driven by increases in average contract values in the S&P Capital IQ Desktop and Global Risk Services products, continued demand for S&P Global Platts' proprietary content and an increase in auto consulting engagements in the U.S. at J.D. Power. Revenue growth at Indices was due to higher average levels of assets under management for ETFs and mutual funds and higher volumes for exchange-traded derivatives. The revenue decrease at Ratings was driven by the unfavorable impact of foreign exchange rates. The unfavorable impact of foreign exchange rates reduced revenue by 2 percentage points which was offset by the favorable impact from acquisitions of 2 percentage points.

The increase in operating profit was primarily due to the impact of $1.6 billion in legal and regulatory settlements in 2014 compared to net legal settlement expenses of $54 million in 2015. In addition, 2015 includes costs related to identified operating efficiencies primarily related to restructuring of $56 million in 2015 compared to $86 million in 2014. 2015 also includes acquisition-related costs related to the acquisition of SNL of $37 million and an $11 million gain on the sale of our interest in a legacy McGraw Hill Construction investment. 2014 includes $4 million of professional fees largely related to corporate development activities. Excluding these items, operating profit increased 13%. This increase was driven by revenue growth at Market and Commodities Intelligence and Indices and cost containment efforts at Ratings during 2015.

Outlook

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

With the successful completion of our Growth and Performance Plan, we are aligning our efforts against two key strategic priorities, growth and excellence. We strive to deliver on our strategic priorities in the following four categories by:

Financial

•	Delivering strong financial performance and long-term value to our shareholders.

Growth

•	Engaging with the world around us;

•	Investing to meet customer needs in high growth areas; and

•	Expanding in international markets.

Excellence

•	Embracing operational excellence in all that we do; and

•	Accelerating digital transformation and stimulating innovation.

Talent

•	Enhancing leadership and accountability.

There can be no assurance that we will achieve success in implementing any one or more of these strategies as a variety of factors could unfavorably impact operating results, including prolonged difficulties in the global credit markets and a change in the regulatory environment affecting our businesses. See Item 1a, Risk Factors, in this Annual Report on Form 10-K.

Further projections and discussion on our 2017 outlook for our segments can be found within “ – Results of Operations”.

RESULTS OF OPERATIONS

Consolidated Review

(in millions)	Year ended December 31,			% Change
	2016	2015	2014	'16 vs '15	'15 vs '14
Revenue	$5,661	$5,313	$5,051	7%	5%
Expenses:
Operating-related expenses	1,769	1,700	1,651	4%	3%
Selling and general expenses	1,443	1,550	3,144	(7)%	(51)%
Depreciation and amortization	181	157	134	15%	17%
Total expenses	3,393	3,407	4,929	—%	(31)%
(Gain) loss on dispositions	(1,101)	(11)	9	N/M	N/M
Operating profit	3,369	1,917	113	76%	N/M
Interest expense, net	181	102	59	77%	73%
Provision for taxes on income	960	547	245	76%	N/M
Income (loss) from continuing operations	2,228	1,268	(191)	76%	N/M
Discontinued operations, net	—	—	178	N/M	N/M
Less: net income from continuing operations attributable to noncontrolling interests	(122)	(112)	(102)	9%	9%
Net income (loss) attributable to S&P Global Inc.	$2,106	$1,156	$(115)	82%	N/M
N/M - not meaningful

Revenue

(in millions)	Year ended December 31,			% Change
	2016	2015	2014	’16 vs ’15	’15 vs ’14
Subscription / Non-transaction revenue	$3,623	$3,260	$3,042	11%	7%
Asset linked fees	$381	$369	$345	3%	7%
Non-subscription / Transaction revenue	$1,657	$1,684	$1,664	(2)%	1%
% of total revenue:
Subscription / Non-transaction revenue	64%	61%	60%
Asset linked fees	7%	7%	7%
Non-subscription / Transaction revenue	29%	32%	33%

U.S. revenue	$3,461	$3,202	$2,911	8%	10%
International revenue:
European region	1,330	1,265	1,316	5%	(4)%
Asia	575	566	528	2%	7%
Rest of the world	295	280	296	6%	(5)%
Total international revenue	$2,200	$2,111	$2,140	4%	(1)%
% of total revenue:
U.S. revenue	61%	60%	58%
International revenue	39%	40%	42%

2016
Revenue increased 7% as compared to 2015. Subscription / non-transaction revenue increased primarily from the favorable impact of the acquisition of SNL in September of 2015, growth in average contract values for our legacy Capital IQ products driven by an expansion in new and existing accounts, continued demand for S&P Global Platts’ proprietary content and an increase in surveillance fees at Ratings. Asset linked fees increased due to higher average levels of assets under management for ETFs and mutual funds. Non-subscription / transaction revenue decreased primarily due to the unfavorable impact of the sale of J.D. Power on September 7, 2016, partially offset by an increase in U.S. bank loan ratings revenue and corporate bond ratings revenue at Ratings and higher volumes for exchange traded derivatives at Indices. See " – Segment Review" below for further information.

The unfavorable impact of foreign exchange rates reduced revenue by less than 1 percentage point. This impact refers to constant currency comparisons estimated by recalculating current year results of foreign operations using the average exchange rate from the prior year.

2015
Revenue increased 5% as compared to 2014. Subscription / non-transaction revenue increased primarily due to growth at Market and Commodities Intelligence due to an increase in the average contract values in the S&P Capital IQ Desktop and Global Risk Services products as well as continued demand for S&P Global Platts’ proprietary content. Assets linked fees increased due to higher average levels of assets under management for ETFs and mutual funds. Non-subscription / transaction revenue increased primarily due to growth at Indices due to higher volumes for exchange-traded derivatives, partially offset by a decrease at Ratings which includes the unfavorable impact of foreign exchange rates. Subscription / non-transaction revenue growth was also favorably impacted by the acquisitions of SNL and UCG in September of 2015 and July of 2015, respectively. See " – Segment Review" below for further information.

The unfavorable impact of foreign exchange rates reduced revenue by 2 percentage points. This impact refers to constant currency comparisons estimated by recalculating current year results of foreign operations using the average exchange rate from the prior year. The unfavorable impact of foreign exchange rates on revenue primarily related to Ratings and was driven by the weakening of the Euro to the U.S. dollar.

Total Expenses

The following tables provide an analysis by segment of our operating-related expenses and selling and general expenses for the years ended December 31, 2016 and 2015:

(in millions)	2016		2015		% Change
	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses
Ratings [1]	$776	$463	$737	$571	5%	(19)%
Market and Commodities Intelligence [2]	946	786	925	769	2%	2%
Indices	145	75	126	70	14%	6%
Intersegment eliminations [3]	(98)	—	(88)	—	(10)%	N/M
Total segments	1,769	1,324	1,700	1,410	4%	(6)%
Corporate [4]	—	119	—	140	N/M	(15)%
	$1,769	$1,443	$1,700	$1,550	4%	(7)%
N/M - not meaningful

[1]
In 2016, selling and general expenses include a benefit related to net legal settlement insurance recoveries of $10 million. In 2015, selling and general expenses include net legal settlement expenses of $54 million. Additionally, 2016 and 2015 include restructuring charges of $6 million and $13 million, respectively.

[2]
In 2016, selling and general expenses include disposition-related costs of $48 million, a technology-related impairment charge of $24 million and acquisition-related costs of $1 million. In 2015, selling and general expenses include acquisition-related costs related to the acquisition of SNL of $37 million and costs related to identified operating efficiencies primarily related to restructuring of $33 million.

[3]	Intersegment eliminations relate to a royalty charged to Market and Commodities Intelligence for the rights to use and distribute content and data developed by Ratings.

[4]
In 2016, selling and general expenses include $3 million from a disposition-related reserve release and 2015 includes costs related to identified operating efficiencies primarily related to restructuring of $10 million

Operating-Related Expenses
Operating-related expenses increased $69 million or 4% as compared to 2015. The increase at Market and Commodities Intelligence was primarily driven by the acquisition of SNL in September of 2015, partially offset by decreases from our dispositions in 2016. Increases at Ratings and Indices were due to higher compensation costs related to additional headcount and increased incentive costs.

Selling and General Expenses
Selling and general expenses decreased 7%. Excluding the favorable impact of higher net legal settlement insurance recoveries in 2016 of 4 percentage points, higher restructuring charges in 2015 of 3 percentage points, higher acquisition-related costs in 2015 of 2 percentage points, partially offset by the unfavorable impact of disposition-related costs of 3 percentage points and a technology-related impairment charge of 1 percentage point, selling and general expenses decreased 2%. Decreases at Ratings were driven by reduced professional fees following the completion of the Company's program for the 2015 implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act and reduced legal fees following the resolution of a number of significant legal matters. This decrease was partially offset by an increase at Market and Commodities Intelligence driven by the acquisition of SNL in September of 2015, partially offset by decreases from our dispositions in 2016.

Depreciation and Amortization
Depreciation and amortization increased $24 million or 15% as compared to 2015 primarily due to higher intangible asset amortization in 2016 from the acquisition of SNL in September of 2015.

The following tables provide an analysis by segment of our operating-related expenses and selling and general expenses for the years ended December 31, 2015 and 2014:

(in millions)	2015		2014		% Change
	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses
Ratings [1]	$737	$571	$777	$2,219	(5)%	(74)%
Market and Commodities Intelligence [2]	925	769	839	700	10%	10%
Indices [3]	126	70	120	77	6%	(9)%
Intersegment eliminations [4]	(88)	—	(86)	—	(3)%	N/M
Total segments	1,700	1,410	1,650	2,996	3%	(53)%
Corporate [5]	—	140	1	148	N/M	(6)%
	$1,700	$1,550	$1,651	$3,144	3%	(51)%
N/M - not meaningful

[1]
In 2015, selling and general expenses include net legal settlement expenses of $54 million and restructuring charges of $13 million, respectively. In 2014, selling and general expenses include $1.6 billion for legal and regulatory settlements and restructuring charges of $45 million.

[2]
In 2015, selling and general expenses include acquisition-related costs related to the acquisition of SNL of $37 million and costs related to identified operating efficiencies primarily related to restructuring of $33 million. In 2014, selling and general expenses include $25 million of restructuring charges.

[3]	In 2014, selling and general expenses include the impact of professional fees largely related to corporate development activities of $4 million.

[4]	Intersegment eliminations relate to a royalty charged to Market and Commodities Intelligence for the rights to use and distribute content and data developed by Ratings.

[5]
In 2015, selling and general expenses include costs related to identified operating efficiencies primarily related to restructuring of $10 million and 2014 includes restructuring charges of $16 million.

Operating-Related Expenses
Operating-related expenses increased $49 million or 3% as compared to 2014. Increases at Market and Commodities Intelligence were primarily driven by higher data processing costs, the acquisition of SNL in September of 2015 and higher incentive costs. These increases were partially offset by declines at Ratings driven by our compensation cost containment efforts resulting from 2014 restructuring actions.

Selling and General Expenses
Selling and general expenses decreased 51%. Excluding the favorable net impact of legal settlement and regulatory settlement charges and insurance recoveries of 48 percentage points, higher costs recorded in 2014 related to identified operating efficiencies primarily related to restructuring of 1 percentage point, partially offset by the unfavorable impact of acquisition-related costs related to the acquisition of SNL of 1 percentage point, selling and general expenses decreased 3%. The decline was due to a decrease at Ratings driven by lower incentive and legal costs, partially offset by increased costs related to the 2015 implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act and an increase at Market and Commodities Intelligence driven by the acquisition of SNL in September of 2015.

Depreciation and Amortization
Depreciation and amortization increased $23 million or 17% as compared to 2014, primarily due to higher intangible asset amortization in 2015 due to the acquisition of SNL in September of 2015 and the acquisition of UCG in July of 2015.

(Gain) Loss on Dispositions

During 2016, we completed the following transactions that resulted in a pre-tax gain of $1.1 billion in (gain) loss on dispositions in the consolidated statement of income:

•
In October of 2016, we completed the sale of Equity and Fund Research ("Equity Research"), a business within our Market and Commodities Intelligence segment to CFRA, a leading independent provider of forensic accounting research, analytics and advisory services. During the year ended December 31, 2016, we recorded a pre-tax gain of $9 million in (gain) loss on dispositions in the consolidated statement of income related to the sale of Equity Research.

•
In October of 2016, we completed the sale of SPSE and CMA for $425 million in cash to Intercontinental Exchange, an operator of global exchanges, clearing houses and data services. We recorded a pre-tax gain of $364 million in (gain) loss on dispositions in the consolidated statement of income related to the sale of SPSE and CMA.

•
In September of 2016, we completed the sale of J.D. Power for $1.1 billion to XIO Group, a global alternative investments firm headquartered in London. We recorded a pre-tax gain of $728 million in (gain) loss on dispositions in the consolidated statement of income related to the sale of J.D. Power.

During 2015, we completed the sale of our interest in a legacy McGraw Hill Construction investment that resulted in a pre-tax gain of $11 million in (gain) loss on dispositions in the consolidated statement of income.
During 2014, we completed the following transactions that resulted in a pre-tax loss of $9 million in (gain) loss on dispositions in the consolidated statement of income:

•
On July 31, 2014, we completed the sale of the Company's aircraft to Harold W. McGraw III, then Chairman of the Company's Board of Directors and former President and CEO of the Company ("Mr. McGraw") for a purchase price of $20 million, which was modestly higher than the independent appraisal obtained. During the second quarter of 2014, we recorded a non-cash impairment charge of $6 million in (gain) loss on dispositions in our consolidated statement of income as a result of the pending sale. See Note 14 – Related Party Transactions to our consolidated financial statements for further discussion.

•
On June 30, 2014, we completed the sale of our data center to Quality Technology Services, LLC (“QTS”) which owns, operates, and manages data centers. Net proceeds from the sale of $58 million were received in July of 2014. The sale includes all of the facilities and equipment on the south campus of our East Windsor, New Jersey location, inclusive of the rights and obligations associated with an adjoining solar power field. The sale resulted in an expense of $3 million recorded in (gain) loss on dispositions in our consolidated statement of income, which is in addition to the non-cash impairment charge we recorded in the fourth quarter of 2013.

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
Effective beginning with the fourth quarter of 2016, we realigned certain of our reportable segments to be consistent with changes to our organizational structure and how our Chief Executive Officer evaluates the performance of these segments. Beginning in the fourth quarter of 2016, S&P Global Market Intelligence and S&P Global Platts are included in a new reportable segment named Market and Commodities Intelligence. Our historical segment reporting has been retroactively revised to reflect the current organizational structure.

The table below reconciles segment operating profit to total operating profit:

(in millions)	Year ended December 31,			% Change
	2016	2015	2014	'16 vs '15	'15 vs '14
Ratings [1]	$1,262	$1,078	$(583)	17%	N/M
Market and Commodities Intelligence [2]	1,822	585	518	N/M	13%
Indices [3]	412	392	347	5%	13%
Total segment operating profit	3,496	2,055	282	70%	N/M
Unallocated expense [4]	(127)	(138)	(169)	(8)%	(18)%
Total operating profit	$3,369	$1,917	$113	76%	N/M
N/M - not meaningful

[1]
2016 includes a benefit related to net legal settlement insurance recoveries of $10 million and restructuring charges of $6 million. 2015 includes net legal settlement expenses of $54 million and restructuring charges of $13 million. 2014 includes $1.6 billion of legal and regulatory settlements and restructuring charges of $45 million. 2016, 2015 and 2014 also includes amortization of intangibles from acquisitions of $5 million, $5 million and $6 million, respectively.

[2]
2016 includes a $1.1 billion gain from our dispositions, disposition-related costs of $48 million, a technology-related impairment charge of $24 million and an acquisition-related cost of $1 million. 2015 includes acquisition-related costs related to the acquisition of SNL of $37 million and costs identified operating efficiencies primarily related to restructuring of $33 million. 2014 includes $25 million of restructuring charges. 2016, 2015 and 2014 includes amortization of intangibles from acquisitions of $85 million, $57 million and $37 million, respectively.

[3]
2014 includes the impact of professional fees largely related to corporate development activities of $4 million. 2016, 2015 and 2014 includes amortization of intangibles from acquisitions of $6 million, $5 million and $5 million, respectively.

[4]
2016 includes $3 million from a disposition-related reserve release. 2015 includes a gain of $11 million related to the sale of our interest in a legacy McGraw Hill Construction investment and costs related to identified operating efficiencies primarily related to restructuring of $10 million. 2014 includes restructuring charges of $16 million.

2016

Segment Operating Profit — Increased $1.4 billion, or 70% as compared to 2015. Excluding the favorable impact of the gain from our dispositions of 55 percentage points, higher net legal settlement insurance recoveries in 2016 of 3 percentage points, higher acquisition-related costs in 2015 of 2 percentage points, higher restructuring charges in 2015 of 2 percentage points, partially offset by the unfavorable impact of a technology-related impairment charge of 1 percentage point, higher amortization of intangibles from acquisitions of 2 percentage points and higher disposition-related costs of 2 percentage points, segment operating profit increased 13%. Revenue growth at Market and Commodities Intelligence, Ratings and Indices were the primary drivers for the increase. Decreased costs at Ratings and our legacy Capital IQ business due to reduced headcount following our 2015 restructuring actions also contributed to segment operating profit growth. See “ – Segment Review” below for further information.

Unallocated Expense — Decreased by $11 million or 8% as compared to 2015. These expenses, included in selling and general expenses, mainly include costs for corporate center functions, select initiatives and unoccupied office space. Excluding the unfavorable impact of a gain on the sale of our interest in a legacy McGraw Hill Construction investment in 2015 of 8 percentage points, partially offset by the favorable impact of a disposition-related reserve release of 2 percentage points and higher restructuring charges in 2015 of 7 percentage points, unallocated expense decreased 7% due to higher 2016 pension income as well as a reduction in professional service fees.

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

2015

Segment Operating Profit — Increased $1.8 billion, or 629% as compared to 2014. 2015 includes net legal settlement charges of $54 million compared to legal and regulatory settlement charges of $1.6 billion in 2014. Excluding the favorable impact of lower net legal and regulatory settlement charges of 621 percentage points, higher costs recorded in 2014 related to identified operating efficiencies primarily related to restructuring of 9 percentage points and the impact of professional fees largely related to corporate development activities recorded in 2014 of 2 percentage points, partially offset by the unfavorable impact of acquisition-related costs related to the acquisition of SNL of 15 percentage points, segment operating profit increased 11%. Revenue growth at Market and Commodities Intelligence and Indices, and cost containment efforts at Ratings during 2015 were the primary drivers for the increase. See “ – Segment Review” below for further information.

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

Interest Expense, net

Net interest expense for 2016 increased $79 million or 77% as compared to 2015, primarily as a result of the $700 million of senior notes issued in the second quarter of 2015, the $2.0 billion of senior notes issued in the third quarter of 2015 and the $500 million of senior notes issued in the third quarter of 2016. Additionally, net interest expense in 2016 includes a redemption fee on the early payment of our 5.9% senior notes due in 2017. These increases were partially offset by the favorable impact of lower interest rates on the $500 million of senior notes issued in the third quarter of 2016.

Net interest expense for 2015 increased 73% compared to 2014 as a result of the $700 million of senior notes issued in the second quarter of 2015 and the $2.0 billion of senior notes issued in the third quarter of 2015.

Provision for Income Taxes

Our effective tax rate from continuing operations was 30.1% for 2016 and 2015, and 453.7% for 2014. The decrease in the 2015 effective tax rate was primarily due to the reduction in charges for legal settlements, improved profitability in several lower tax jurisdictions outside of the United States, and continuing resolution of prior year tax audits.

Discontinued Operations, net

Income from discontinued operations was $178 million in 2014, primarily as a result of the after-tax gain of $160 million recorded on the sale of McGraw Hill Construction in 2014.

Segment Review

Ratings

Ratings is an independent provider of credit ratings, research and analytics to investors, issuers and other market participants. Credit ratings are one of several tools investors can use when making decisions about purchasing bonds and other fixed income investments. They are opinions about credit risk and our ratings express our opinion about the ability and willingness of an issuer, such as a corporation or state or city government, to meet its financial obligations in full and on time. Our credit ratings can also relate to the credit quality of an individual debt issue, such as a corporate or municipal bond, and the relative likelihood that the issue may default.

Ratings differentiates its revenue between transaction and non-transaction. Transaction revenue primarily includes fees associated with:

•	ratings related to new issuance of corporate and government debt instruments, and structured finance debt instruments;

•	bank loan ratings; and

•
corporate credit estimates, which are intended, based on an abbreviated analysis, to provide an indication of our opinion regarding creditworthiness of a company which does not currently have a Ratings credit rating.

Non-transaction revenue primarily includes fees for surveillance of a credit rating, annual fees for customer relationship-based pricing programs, fees for entity credit ratings and global research and analytics. Non-transaction revenue also includes an intersegment royalty charged to Market and Commodities Intelligence for the rights to use and distribute content and data developed by Ratings. Royalty revenue for 2016, 2015 and 2014 was $92 million, $83 million and $77 million, respectively.

(in millions)	Year ended December 31,			% Change
	2016	2015	2014	’16 vs ’15	’15 vs ’14
Revenue	$2,535	$2,428	$2,455	4%	(1)%

Non-transaction	$1,357	$1,321	$1,326	3%	—%
Transaction	$1,178	$1,107	$1,129	6%	(2)%
% of total revenue:
Non-transaction	54%	54%	54%
Transaction	46%	46%	46%

U.S. revenue	$1,462	$1,390	$1,305	5%	7%
International revenue	$1,073	$1,038	$1,150	3%	(10)%
% of total revenue:
U.S. revenue	58%	57%	53%
International revenue	42%	43%	47%

Operating profit (loss) [1]	$1,262	$1,078	$(583)	17%	N/M
% Operating margin	50%	44%	(24)%

N/M - not meaningful

[1]
2016 includes a benefit related to net legal settlement insurance recoveries of $10 million and restructuring charges of $6 million. 2015 includes net legal settlement expenses of $54 million and restructuring charges of $13 million. 2014 includes $1.6 billion of legal and regulatory settlements and restructuring charges of $45 million. 2016, 2015 and 2014 also includes amortization of intangibles from acquisitions of $5 million, $5 million and $6 million, respectively.

2016

Revenue increased 4%, which includes the unfavorable impact of foreign exchange rates that reduced revenue by 1 percentage point. Transaction revenue increased due to growth in U.S. bank loan ratings revenue and an increase in corporate bond ratings revenue largely driven by refinancing activity from the low interest rate environment, partially offset by a decrease in structured finance revenue. Revenue growth benefited from increased contract realization. Non-transaction revenue grew primarily due to an increase in surveillance fees, partially offset by a decline in Ratings Evaluation Service ("RES") activity.

Operating profit increased 17%. Excluding the favorable impact of higher net legal settlement insurance recoveries in 2016 of 6 percentage points and lower restructuring charges in 2016 of 1 percentage point, operating profit increased 10%. The increase is due to both revenue growth and expense reduction. Reduced expenses were primarily driven by reduced professional fees following the completion of the Company's program for the 2015 implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act and reduced legal fees following the resolution of a number of significant legal matters. These decreases were partially offset by higher compensation costs related to increased incentive costs and additional headcount. Foreign exchange rates had a favorable impact on operating profit of 1 percentage point.

2015

Revenue decreased 1%, which includes the unfavorable impact of foreign exchange rates that reduced revenue by 4 percentage points. Excluding the unfavorable impact of foreign exchange rates, transaction revenue increased primarily due to an increase in U.S. Public Finance issuance, partially offset by a decline in structured finance revenue driven by reduced global market issuance.

Excluding the unfavorable impact of foreign exchange rates, non-transaction revenue also increased due to growth in surveillance revenues and additional RES activity, partially offset by lower revenue associated with new client relationships.

Operating profit increased 285%. Excluding the favorable net impact of legal and regulatory settlement charges and insurance recoveries of 273 percentage points and net higher restructuring costs recorded in 2014 of 6 percentage points, operating profit increased 7%. Foreign currency exchange rates had an unfavorable impact of 1 percentage point on the operating profit growth of 7%. This increase was driven by decreased compensation costs primarily driven by lower incentive costs and cost containment resulting from 2014 restructuring actions and reduced legal fees following the resolution of a number of significant legal matters, partially offset by increased costs related to the 2015 implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act and the decrease in revenue discussed above.

Market Issuance Volumes

We monitor market issuance volumes as an indicator of trends in transaction revenue streams within Ratings. Market issuance volumes noted within the discussion that follows are based on the domicile of the issuer. Issuance volumes can be reported in two ways: by "domicile", which is based on where an issuer is located or where the assets associated with an issue are located, or based on "marketplace", which is where the bonds are sold. The following tables depict changes in market issuance levels as compared to the prior year, based on a composite of Thomson Financial, Harrison Scott Publications, Dealogic and Rating’s internal estimates.

	2016 Compared to 2015
Corporate Bond Issuance	U.S.	Europe	Global
High-Yield Issuance	(14)%	(21)%	(12)%
Investment Grade	(5)%	8%	11%
Total New Issue Dollars—Corporate Issuance	(6)%	4%	8%

•
Decreases in high-yield issuance in the year-to-date period reflect weakness in the first half of the year due to market volatility and political and economic uncertainty in the European markets. High-yield issuance in the U.S. and Europe was up for the second half of the year as a result of more favorable market conditions primarily due to tightening credit spreads. Although the number of investment-grade issuances in the U.S. was up, issuance dollars declined due to fewer high par value issuance deals.

	2016 Compared to 2015
Structured Finance	U.S.	Europe	Global
Asset-Backed Securities (“ABS”)	1%	14%	7%
Structured Credit	(4)%	36%	2%
Commercial Mortgage-Backed Securities (“CMBS”)	(29)%	(26)%	(30)%
Residential Mortgage-Backed Securities (“RMBS”)	(29)%	37%	9%
Covered Bonds	*	(25)%	(20)%
Total New Issue Dollars—Structured Finance	(10)%	(7)%	(5)%
* Represents no activity in 2016 and 2015.

•	ABS issuance was up in the U.S. and Europe driven by an increase in credit card transactions, consumer loans and small business loans.

•
Issuance was down in the U.S. Structured Credit markets driven by lower availability of leveraged loans. Issuance was up in the European Structured Credit markets driven by new collateralized loan obligations ("CLO") engagements.

•	CMBS issuance in the U.S. and Europe was down reflecting lower market volume due to overall market conditions.

•	RMBS volume in the U.S. was down driven by minimal activity in the private label securities market. The increase in European RMBS volume was driven by several large issuances in 2016.

•
Covered bond (debt securities backed by mortgages or other high-quality assets that remain on the issuer's balance sheet) issuance in Europe was down due to the impact of central bank lending policies.

Industry Highlights and Outlook

Revenue increased in 2016 primarily due to an increase in U.S. bank loan ratings and corporate bond ratings revenue driven by refinancing activity from the low interest rate environment. These increases were partially offset by a decrease in structured finance revenue. High-yield corporate issuance volumes increased in the second half of the year as a result of more favorable market conditions primarily due to tightening credit spreads. Weakness in high-yield corporate issuance volumes in the first half of the year was due to market volatility and political and economic uncertainty largely in the European markets.

Legal and Regulatory Environment

General
Ratings and many of the securities that it rates are subject to extensive regulation in both the U.S. and in other countries, and therefore existing and proposed laws and regulations can impact the Company’s operations and the markets in which it operates. Additional laws and regulations have been adopted but not yet implemented or have been proposed or are being considered. In addition, in certain countries, governments may provide financial or other support to locally-based rating agencies. For example, governments may from time to time establish official rating agencies or credit ratings criteria or procedures for evaluating local issuers. We have reviewed the new laws, regulations and rules which have been adopted and we have implemented, or are planning to implement, changes as required. We do not believe that such new laws, regulations or rules will have a material adverse effect on our financial condition or results of operations. Other laws, regulations and rules relating to credit rating agencies are being considered by local, national, foreign and multinational bodies and are likely to continue to be considered in the future, including provisions seeking to reduce regulatory and investor reliance on credit ratings, rotation of credit rating agencies and liability standards applicable to credit rating agencies. The impact on us of the adoption of any such laws, regulations or rules remains uncertain, but could increase the costs and legal risks relating to Ratings’ rating activities, or adversely affect our ability to compete, or result in changes in the demand for credit ratings.

In the normal course of business both in the U.S. and abroad, Ratings (or the legal entities comprising Ratings) are defendants in numerous legal proceedings and are often the subject of government and regulatory proceedings, investigations and inquiries. Many of these proceedings, investigations and inquiries relate to the ratings activity of Ratings and are or have been brought by purchasers of rated securities. In addition, various government and self-regulatory agencies frequently make inquiries and conduct investigations into Ratings’ compliance with applicable laws and regulations. Any of these proceedings, investigations or inquiries could ultimately result in adverse judgments, damages, fines, penalties or activity restrictions, which could adversely impact our consolidated financial condition, cash flows, business or competitive position.

U.S.
The businesses conducted by our Ratings segment are, in certain cases, regulated under the Credit Rating Agency Reform Act of 2006 (the “Reform Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd Frank Act”), the Securities Exchange Act of 1934 (the “Exchange Act”) and/or the laws of the states or other jurisdictions in which they conduct business. The financial services industry is subject to the potential for increased regulation in the U.S.

S&P Global Ratings is a credit rating agency that is registered with the SEC as a Nationally Recognized Statistical Rating Organization (“NRSRO”). The SEC first began informally designating NRSROs in 1975 for use of their credit ratings in the determination of capital charges for registered brokers and dealers under the SEC’s Net Capital Rule. The Reform Act created a new SEC registration system for rating agencies that choose to register as NRSROs. Under the Reform Act, the SEC is given authority and oversight of NRSROs and can censure NRSROs, revoke their registration or limit or suspend their registration in certain cases. The rules implemented by the SEC pursuant to the Reform Act, the Dodd Frank Act and the Exchange Act address, among other things, prevention or misuse of material non-public information, conflicts of interest, documentation and assessment of internal controls, and improving transparency of ratings performance and methodologies. The public portions of the current version of S&P Global Ratings’ Form NRSRO are available on S&P Global Ratings’ website.

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

Other Jurisdictions
Outside of the U.S. and the European Union, regulators and government officials have also been implementing formal oversight of credit rating agencies. Ratings is subject to regulations in most of the foreign jurisdictions in which it operates and continues to work closely with regulators globally to promote the global consistency of regulatory requirements. Regulators in additional countries may introduce new regulations in the future.

For a further discussion of competitive and other risks inherent in our Ratings business, see Item 1a, Risk Factors, in this Annual Report on Form 10-K. For a further discussion of the legal and regulatory environment in our Ratings business, see Note 13 - Commitments and Contingencies to the consolidated financial statements under Item 8, Consolidated Financial Statements and Supplementary Data, in this Annual Report on Form 10-K.

Market and Commodities Intelligence

Market and Commodities Intelligence's portfolio of capabilities are designed to help the financial community track performance, generate better investment returns, identify new trading and investment ideas, perform risk analysis, develop mitigation strategies and provide high-value information to the commodity and energy markets that enable its customers to make better informed trading and business decisions.

Effective beginning with the fourth quarter of 2016, we realigned certain of our reportable segments to be consistent with changes to our organizational structure and how our Chief Executive Officer evaluates the performance of these segments. Beginning in the fourth quarter of 2016, S&P Global Market Intelligence and S&P Global Platts are included in a new reportable segment named Market and Commodities Intelligence. Our historical segment reporting has been retroactively revised to reflect the current organizational structure.

In November of 2016, we entered into a put option agreement that gave the Company the right, but not the obligation, to put the entire share capital of Quant House SAS ("QuantHouse"), included in our Market and Commodities Intelligence segment, to QH Holdco, an independent third party. As a result, we classified the assets and liabilities of QuantHouse, net of our costs to sell, as held for sale in our consolidated balance sheet as of December 31, 2016 resulting in an aggregate loss of $31 million. On January 4, 2017, we exercised the put option, thereby entering into a definitive agreement to sell QuantHouse to QH Holdco. On January 9, 2017, we completed the sale of QuantHouse to QH Holdco.

In October of 2016, we completed the sale of Equity Research, a business within our Market and Commodities Intelligence segment to CFRA, a leading independent provider of forensic accounting research, analytics and advisory services. During the year ended December 31, 2016, we recorded a pre-tax gain of $9 million ($5 million after-tax) in (gain) loss on dispositions in the consolidated statement of income related to the sale of Equity Research.

In October of 2016, we completed the sale of SPSE and CMA for $425 million in cash to Intercontinental Exchange, an operator of global exchanges, clearing houses and data services. During the year ended December 31, 2016, we recorded a pre-tax gain of $364 million ($297 million after-tax) in (gain) loss on dispositions in the consolidated statement of income related to the sale of SPSE and CMA.

In September of 2016, we completed the sale of J.D. Power for $1.1 billion to XIO Group, a global alternative investments firm headquartered in London. In the fourth quarter of 2015, we began exploring strategic alternatives for J.D. Power and initiated an active program to sell the business. The assets and liabilities of J.D. Power were classified as held for sale in our consolidated balance sheet as of December 31, 2015. During the year ended December 31, 2016, we recorded a pre-tax gain of $728 million ($516 million after-tax) in (gain) loss on dispositions in the consolidated statement of income related to the sale of J.D. Power.

Following the sale, the assets and liabilities of J.D. Power are no longer reported in our consolidated balance sheet as of December 31, 2016.

On November 3, 2014, we completed the sale of McGraw Hill Construction to Symphony Technology Group for $320 million in cash. Accordingly, the results of operations for the year ended December 31, 2014 and all prior periods presented were reclassified to reflect the business as a discontinued operation. See Note 2 — Acquisitions and Divestitures for further discussion.

Market and Commodities Intelligence includes the following business lines:

•
Financial Data & Analytics — a product suite that provides data, analytics and third-party research for global finance professionals, which includes the S&P Capital IQ Desktop, SNL, Leveraged Commentary & Data, Investment Advisory and integrated bulk data feeds that can be customized, which include CUSIP and Compustat;

•	Risk Services — commercial arm that sells Ratings' credit ratings and related data, analytics and research, which includes subscription-based offerings, RatingsDirect® and RatingsXpress®; and

•
S&P Global Platts — the leading independent provider of information and benchmark prices for the commodity and energy markets. S&P Global Platts provides essential price data, analytics, and industry insight that enable the commodity and energy markets to perform with greater transparency and efficiency. Additionally, S&P Global Platts generates revenue from licensing of our proprietary market price data and price assessments to commodity exchanges.

As of September 7, 2016, we completed the sale of J.D. Power and the results are included in Market and Commodities Intelligence results through that date.

(in millions)	Year ended December 31,			% Change
	2016	2015	2014	’16 vs ’15	’15 vs ’14
Revenue	$2,585	$2,376	$2,130	9%	12%

Subscription revenue	$2,231	$1,911	$1,694	17%	13%
Non-subscription revenue	$354	$465	$436	(24)%	7%
% of total revenue:
Subscription revenue	86%	80%	80%
Non-subscription revenue	14%	20%	20%

U.S. revenue	$1,523	$1,368	$1,210	11%	13%
International revenue	$1,062	$1,008	$920	6%	10%
% of total revenue:
U.S. revenue	59%	58%	57%
International revenue	41%	42%	43%

Operating profit [1]	$1,822	$585	$518	212%	13%
% Operating margin	70%	25%	24%
N/M - not meaningful

[1]
2016 includes a $1.1 billion gain from our dispositions, disposition-related costs of $48 million, a technology-related impairment charge of $24 million and an acquisition-related cost of $1 million. 2015 includes acquisition-related costs related to the acquisition of SNL of $37 million and costs identified operating efficiencies primarily related to restructuring of $33 million. 2014 includes $25 million of restructuring charges. 2016, 2015 and 2014 includes amortization of intangibles from acquisitions of $85 million, $57 million and $37 million, respectively.

2016

Revenue increased 9% and was favorably impacted by 1 percentage point of growth from the net impact of acquisitions and dispositions discussed below. Revenue growth was also driven by increases in annualized contract values in the S&P Capital IQ Desktop, RatingsXpress® and RatingsDirect® from new and existing customers. The number of users on the S&P Capital IQ Desktop and the number of customers at RatingsXpress® continued to grow in 2016. Increases in annualized contract value for certain of our data feed products also contributed to revenue growth. Additionally, strength in S&P Global Platts' proprietary content due to continued demand for S&P Global Platts’ market data and price assessment products across all commodity sectors, led by petroleum, and continued licensing of our proprietary market price data and price assessments to various commodity exchanges contributed to revenue growth. The unfavorable impact of foreign exchange rates reduced revenue by less than 1 percentage point. Both domestic and international revenue increased, with international revenue representing 41% of Market and Commodities Intelligence's total revenue. Revenue was favorably impacted by the acquisitions of SNL, PIRA Energy Group ("PIRA"), RigData and Petromedia Ltd, partially offset by the unfavorable impact of the dispositions of J.D. Power, SPSE and CMA and Equity Research. See Note 2 — Acquisitions and Divestitures for further discussion.

Operating profit increased 212%. Excluding the favorable impact from the gain on dispositions of 194 percentage points, the favorable impact of higher acquisition-related costs in 2015 of 6 percentage points and higher restructuring charges in 2015 of 6 percentage points, partially offset by the unfavorable impact of higher disposition-related costs of 9 percentage points, higher amortization of intangibles from acquisitions of 5 percentage points and a technology-related impairment charge of 4 percentage points, operating profit increased 24%. This increase is due to revenue growth and the favorable impact of foreign exchange rates of 5 percentage points, partially offset by higher compensation costs and increased technology costs primarily as a result of the acquisition of SNL in September of 2015.

2015

Revenue increased 12% and was favorably impacted by 5 percentage points of growth from the impact of acquisitions discussed below. Revenue growth was also driven by increases in annualized contract values in the S&P Capital IQ Desktop, RatingsXpress® and RatingsDirect® from new and existing customers. The number of users on the S&P Capital IQ Desktop and the number of customers at RatingsXpress® continued to grow in 2015. Additionally, strength in S&P Global Platts' proprietary content due to continued demand for S&P Global Platts’ market data and price assessment products across all commodity sectors, led by petroleum product offerings, and continued licensing of our proprietary market price data and price assessments to various commodity exchanges contributed to revenue growth. The unfavorable impact of foreign exchange rates reduced revenue by less than 1 percentage point. Revenue was favorably impacted by the acquisitions of SNL, National Automobile Dealers Association's Used Car Guide ("UCG"), Petromedia in July of 2015 and Eclipse Energy Group AS and its operating subsidiaries (“Eclipse”). See Note 2 — Acquisitions and Divestitures for further discussion.

Operating profit increased 13%. Excluding the unfavorable impact of acquisition-related costs related to the acquisition of SNL of 6 percentage points, higher amortization of intangibles from acquisitions of 3 percentage points and higher costs recorded in 2015 related to identified operating efficiencies primarily related to restructuring of 1 percentage point, operating profit increased 23%. This increase is due to revenue growth and the favorable impact of foreign exchange rates of 5 percentage points, partially offset by higher technology costs and increased compensation costs driven by additional headcount related to the acquisitions of SNL and UCG.

Industry Highlights and Outlook

In 2016, Market and Commodities Intelligence benefited from organic revenue growth and continued revenue and costs synergies resulting from progress on the integration of SNL. In 2016, the segment completed the sale of J.D. Power, and SPSE and CMA, resulting in a portfolio focused on scalable, industry leading, interrelated businesses in the capital and commodity markets. Additionally, in 2016, the segment completed the acquisitions of PIRA and RigData to enhance Market and Commodities Intelligence's energy analytical capabilities.

In 2017, Market and Commodities Intelligence will seek to develop new products and deliver enhancements to existing content and analytical capabilities. The segment also expects to further expand its presence in selected markets and geographies to accelerate international growth. Market and Commodities Intelligence will continue to focus on integrating and leveraging recent acquisitions to expand its analytical offerings.

Legal and Regulatory Environment

Market Intelligence
The financial services industry is subject to the potential for increased regulation in the U.S. and abroad. Market Intelligence operates investment advisory businesses that are regulated in the U.S. under the U.S. Investment Advisers Act of 1940 (the “Investment Advisers Act”) and/or the laws of the states or other jurisdictions in which they conduct business.

Market Intelligence operates a business that is authorized and regulated in the United Kingdom by the Financial Conduct Authority (the “FCA”). As such, this business is authorized to arrange and advise on investments, and is also entitled to exercise a passport right to provide specified cross border services into other European Economic Area (“EEA”) States, and is to the conditions under the E.U. Markets in Financial Instruments Directive (“MiFID”).

On October 4, 2016, S&P Global completed the sale of Standard & Poor’s Securities Evaluations, Inc. (one of Market Intelligence’s investment advisory businesses) to Intercontinental Exchange. On October 3, 2016 Market Intelligence completed the sale of substantially all of its Equity Research business by transferring the assets of the business to Accounting Research & Analytics, LLC (“CFRA”). On September 7, 2016 Market Intelligence entered into a stock purchase agreement with CFRA to sell and transfer its entire ownership in Standard & Poor’s Malaysia Sdn. Bhd (S&P Malaysia) and its research business. Until the completion of this transaction, Market Intelligence will continue to operate the Equity Research business conducted by S&P Malaysia.

The markets for research and investment advisory services are very competitive. Market Intelligence competes domestically and internationally on the basis of a number of factors, including the quality of its research and advisory services, client service, reputation, price, geographic scope, range of products and services, and technological innovation. For a further discussion of competitive and other risks inherent in our Market Intelligence business, see Item 1a, Risk Factors, in this Annual Report on Form 10-K.

S&P Global Platts
S&P Global Platts’ commodities price assessment and information business is subject to increasing regulatory scrutiny in the U.S. and abroad. As discussed below under the heading “Indices-Legal and Regulatory Environment”, the financial benchmarks industry is subject to the new pending benchmark regulation in the European Union (the “E.U. Benchmark Regulation”) as well as potential increased regulation in other jurisdictions. As a result of these measures, as well as measures that could be taken in other jurisdictions outside of Europe, S&P Global Platts will be required in due course to obtain registration or authorization in connection with its benchmark and price assessment activities in Europe and potentially elsewhere.

Also as discussed above under the heading “Indices-Legal and Regulatory Environment”, the European Union has recently finalized a package of legislative measures known as MiFID II, which may also impact S&P Global Platts’ business. Although the MiFID II package is “framework” legislation, it is possible that the introduction of these laws and rules could affect S&P Global Platts’ ability both to administer and license its price assessments.

In October of 2012, IOSCO issued its PRA Principles which set out principles, which are intended to enhance the reliability of oil price assessments referenced in derivative contracts subject to regulation by IOSCO members. S&P Global Platts has taken steps to align its operations with the PRA Principles and as recommended by IOSCO in its final report on the PRA Principles, has aligned to the PRA Principles for other commodities for which it publishes benchmarks.

The markets for commodities price assessments and information are very competitive. S&P Global Platts competes domestically and internationally on the basis of a number of factors, including the quality of its assessments and other information it provides to the commodities and related markets, client service, reputation, price, range of products and services (including geographic coverage) and technological innovation. Furthermore, sustained downward pressure on oil and other commodities prices and trading activity in those markets could have a material adverse impact on the rate of growth of S&P Global Platts’ revenue. For a further discussion of competitive and other risks inherent in our Platts business, see Item 1a, Risk Factors, in this Annual Report on Form 10-K.

Indices

Indices is a global index provider that maintains a wide variety of indices to meet an array of investor needs. Indices’ mission is to provide transparent benchmarks to help with decision making, collaborate with the financial community to create innovative products and provide investors with tools to monitor world markets.
Indices primarily derives revenue from asset linked fees based on the S&P and Dow Jones indices and to a lesser extent generates subscription revenue and transaction revenue. Specifically, Indices generates revenue from the following sources:

•	Investment vehicles — asset linked fees such as ETFs and mutual funds, that are based on the S&P Dow Jones Indices' benchmarks and generate revenue through fees based on assets and underlying funds;

•	Exchange traded derivatives — generate royalties based on trading volumes of derivatives contracts listed on various exchanges;

•	Index-related licensing fees — fixed or variable annual and per-issue fees for over-the-counter derivatives and retail-structured products; and

•	Data and customized index subscription fees — fees from supporting index fund management, portfolio analytics and research.

(in millions)	Year ended December 31,			% Change
	2016	2015	2014	’16 vs ’15	’15 vs ’14
Revenue	$639	$597	$552	7%	8%

Asset linked fees	$381	$369	$345	3%	7%
Subscription revenue	$133	$116	$108	14%	8%
Transaction revenue	$125	$112	$99	11%	13%
% of total revenue:
Asset linked fees	60%	62%	62%
Subscription revenue	21%	19%	20%
Transaction revenue	19%	19%	18%

U.S. revenue	$525	$488	$440	8%	11%
International revenue	$114	$109	$112	5%	(2)%
% of total revenue:
U.S. revenue	82%	82%	80%
International revenue	18%	18%	20%

Operating profit [1]	$412	$392	$347	5%	13%
Less: net income attributable to noncontrolling interests	$109	$101	$92	8%	10%
Net operating profit	$303	$291	$255	4%	14%
% Operating margin	64%	66%	63%
% Net operating margin	47%	49%	46%

[1]
2014 includes $4 million of professional fees largely related to corporate development activities. 2016, 2015 and 2014 includes amortization of intangibles from acquisitions of $6 million, $5 million and $5 million, respectively.

2016

Revenue at Indices increased 7%, primarily driven by higher average levels of assets under management ("AUM") for ETFs and mutual funds, an increase in data revenue and higher volumes for exchange-traded derivatives. Revenue growth was favorably impacted by less than one percentage point from the acquisition of Trucost plc ("Trucost") in October of 2016. See Note 2 — Acquisitions and Divestitures for further discussion. Ending AUM for ETFs increased 25% to $1.023 trillion and average AUM for ETFs increased 8% to $869 billion compared to 2015. Higher average levels of AUM for ETFs contributed to revenue growth primarily driven by the flow of investment funds to the U.S. equity markets in the second half of the year. Foreign exchange rates had a favorable impact on revenue of less than 1 percentage point.

Operating profit grew 5%. Revenue growth was partially offset by higher compensation costs primarily driven by additional headcount related to the acquisition of Trucost plc, increased incentive costs and increased operating costs to support revenue growth and business initiatives at Indices. Foreign exchange rates had a favorable impact on operating profit of less than 1 percentage point.

2015

Revenue at Indices increased 8%, primarily driven by higher average levels of AUM for ETFs and mutual funds. Volumes for exchange-traded derivatives continued to increase for certain products which also contributed to revenue growth. Additionally, the year-over-year revenue increase was slightly unfavorably impacted by the refinement of our process for estimating revenue for certain products that favorably impacted 2014 which caused a one-time revenue increase in the prior-year period. Ending AUM for ETFs decreased 2% to $815 billion in 2015 from $832 billion in 2014, primarily due to the flow of investment funds to the developed international equity markets and the impact of lower equity prices. The unfavorable impact of foreign exchange rates reduced revenue by 1 percentage point.

Operating profit grew 13%. Excluding the favorable impact of professional fees largely related to corporate development activities recorded in 2014 of 1 percentage point, operating profit increased 12%. This increase was primarily due to revenue growth as expenses remained relatively flat as a result of cost containment measures.

Industry Highlights and Outlook

Indices continues to be the leading index provider for the ETF market space. In 2016, higher average levels of AUM for ETFs contributed to revenue growth. Additionally, data revenue and higher volumes for exchange-traded derivatives contributed to the increase in revenue.

In October of 2016, the segment completed the acquisition of Trucost to build on it's current portfolio of Environmental, Social and Governance solutions.

Indices will continue to seek to expand index offerings through asset class expansion, new geographies, and investment strategies by remaining focused on:

•	organic growth initiatives focused on building out its index and service offering;

•	acquisitions to expand into adjacent markets;

•	strategic acquisitions/partnerships to accelerate strategic areas of growth; and

•	expanding relationships with global exchanges to expand geographic reach and gain access to regional data sets.

Legal and Regulatory Environment

The financial benchmarks industry is subject to the new pending benchmark regulation in the European Union (the “E.U. Benchmark Regulation”) as well as potential increased regulation in other jurisdictions.

The E.U. Benchmark Regulation was published June 30, 2016 and included provisions applicable to Indices and Platts, which will become effective January 1, 2018. The E.U. Benchmark Regulation requires Indices and Platts in due course to obtain registration or authorization in connection with their respective benchmark activities in Europe. This legislation will likely cause additional operating obligations but they are not expected to be material at this time, although the exact impact remains unclear.

In addition, the European Union has recently finalized a package of legislative measures known as MiFID II, which revise and update the existing E.U. Markets in Financial Instruments Directive framework. MiFID II applies in full in all E.U. Member States as of January 3, 2017. MiFID II includes provisions that, among other things: (i) impose new conditions and requirements on the licensing of benchmarks and provide for non-discriminatory access to exchanges and clearing houses; (ii) modify the categorization and treatment of certain classes of derivatives; (iii) expand the categories of trading venue that are subject to regulation; and (iv) provide for the mandatory trading of certain derivatives on exchanges (complementing the mandatory derivative clearing requirements in the E.U. Market Infrastructure Regulation of 2011). Although the MiFID II package is “framework” legislation (meaning that much of the detail of the rules will be set out in subordinate measures to be agreed upon in the period before 2017), it is possible that the introduction of these laws and rules could affect Indices’ ability both to administer and license its indices.

In July of 2013, the International Organization of Securities Commissions (“IOSCO”) issued Financial Benchmark Principles, intended to promote the reliability of benchmark determinations, and address governance, benchmark quality and accountability mechanisms, including with regard to the indices published by Indices. Even though the Financial Benchmark Principles are not binding law, Indices has taken steps to align its governance regime and operations with the Financial Benchmark Principles and engaged an independent auditor to perform a reasonable assurance review of such alignment.

The markets for index providers are very competitive. Indices competes domestically and internationally on the basis of a number of factors, including the quality of its benchmark indices, client service, reputation, price, range of products and services (including geographic coverage) and technological innovation. For a further discussion of competitive and other risks inherent in our Indices business, see Item 1a, Risk Factors, in this Annual Report on Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

We continue to maintain a strong financial position. Our primary source of funds for operations is cash from our businesses and our core businesses have been strong cash generators. In 2017, cash on hand, cash flows from operations and availability under our existing credit facility are expected to be sufficient to meet any additional operating and recurring cash needs into the foreseeable future. We use our cash for a variety of needs, including but not limited to: ongoing investments in our businesses, strategic acquisitions, share repurchases, dividends, repayment of debt, capital expenditures and investment in our infrastructure.

Cash Flow Overview

Cash and cash equivalents were $2.4 billion as of December 31, 2016, an increase of $0.9 billion as compared to December 31, 2015, and consisted of approximately 30% of domestic cash and 70% of cash held abroad. Typically, cash held outside the U.S. is anticipated to be utilized to fund international operations or to be reinvested outside of the U.S., as a significant portion of our opportunities for growth in the coming years is expected to be abroad. In the event funds from international operations are needed to fund operations in the U.S., we would be required to accrue for and pay taxes in the U.S. to repatriate these funds.

(in millions)	Year ended December 31,
	2016	2015	2014
Net cash provided by (used for):
Operating activities from continuing operations	$1,464	$195	$1,209
Investing activities from continuing operations	1,205	(2,525)	(65)
Financing activities from continuing operations	(1,600)	1,510	(462)

In 2016, free cash flow increased to $1.2 billion compared to $(48.0) million in 2015. The increase is primarily due to the increase in cash provided from operating activities as discussed below. Free cash flow is a non-GAAP financial measure and reflects our cash flow provided by operating activities less capital expenditures and dividends and other payments paid to noncontrolling interests. Capital expenditures include purchases of property and equipment and additions to technology projects. See “Reconciliation of Non-GAAP Financial Information” below for a reconciliation of cash flow provided by operating activities, the most directly comparable U.S. GAAP financial measure, to free cash flow and free cash flow excluding certain items.

Operating activities
Cash provided by operating activities increased $1.3 billion to $1.5 billion in 2016 compared to $195 million in 2015. The increase is mainly due to the payment of legal and regulatory settlements in 2015 of $1.6 billion, partially offset by higher income tax payments in 2016.

Cash provided by operating activities decreased $1.0 billion to $195 million in 2015 compared to $1.2 billion in 2014. The decrease is mainly due to the payment of legal and regulatory settlements in 2015 of $1.6 billion.

Investing activities
Our cash outflows from investing activities are primarily for acquisitions and capital expenditures, while cash inflows are primarily proceeds from dispositions.

Cash provided by investing activities increased to $1.2 billion for 2016 as compared to cash used for investing activities of $2.5 billion in 2015. The increase is primarily due to proceeds from the sale of J.D. Power of $1.1 billion in 2016 compared to cash used for the acquisition of SNL of $2.2 billion in 2015.

Cash used for investing activities increased to $2.5 billion for 2015 from $65 million in 2014, primarily due to the acquisition of SNL in 2015.

Refer to Note 2 – Acquisitions and Divestitures to our consolidated financial statements for further information.

Financing activities
Our cash outflows from financing activities consist primarily of share repurchases, dividends and repayment of debt, while cash inflows are primarily inflows from long-term and short-term debt borrowings and proceeds from the exercise of stock options.

Cash used for financing activities was $1.6 billion in 2016 compared to cash provided by financing activities of $1.5 billion in 2015. The decrease is primarily attributable to higher proceeds received from the issuance of senior notes in 2015.

Cash provided by financing activities was $1.5 billion in 2015 compared to cash used for financing activities of $462 million in 2014, driven by proceeds from the issuance of senior notes in 2015, partially offset by an increase in cash used for the repurchase of treasury shares.

During 2016, we used cash to repurchase 10 million shares for $1,123 million. In December of 2015, we repurchased 0.3 million shares for approximately $26 million, which settled in January of 2016. Using a portion of the proceeds received from the sale of J.D. Power, we entered into an accelerated share repurchase ("ASR") agreement with a financial institution on September 7, 2016 to initiate share repurchases aggregating $750 million. We repurchased a total of 6.1 million shares under the ASR agreement for an average purchase price of $122.18 per share. See Note 9 — Equity for further discussion.

During 2015, we used cash to repurchase 9.8 million shares for $974 million. An additional 0.3 million shares were repurchased in the fourth quarter of 2015 for approximately $26 million, which settled in January of 2016.

During 2014, we used cash to repurchase 4.6 million shares for $362 million. Included in the repurchase were 0.5 million shares of the Company's common stock from the personal holdings of Harold W. McGraw III, then Chairman of the Company's Board of Directors and former President and CEO of the Company ("Mr. McGraw"). The shares were purchased at a discount of 0.35% from the June 24, 2014 New York Stock Exchange closing price pursuant to a private transaction with Mr. McGraw. We repurchased these shares with cash for $41 million. This transaction was approved by the Nominating and Corporate Governance Committee of the Company's Board of Directors after consultation with members of the Financial Policy Committee.

On December 4, 2013, the Board of Directors approved a share repurchase program authorizing the purchase of up to 50 million shares, which was approximately 18% of the total shares of our outstanding common stock at that time. Our current repurchase program has no expiration date and purchases under this program may be made from time to time on the open market and in private transactions, depending on market conditions. As of December 31, 2016, 25.8 million shares remained available under our current repurchase program.

Discontinued Operations
Cash flows from discontinued operations reflects the classification of McGraw Hill Construction as a discontinued operation. Cash used for operating activities from discontinued operations decreased to $129 million in 2015 compared to cash provided by operating activities from discontinued operations of $18 million in 2014 due to the tax payment on the gain on sale of McGraw Hill Construction in 2015. Cash provided by investing activities from discontinued operations of $320 million in 2014 relates to proceeds received from the sale of McGraw Hill Construction.

Additional Financing

We have the ability to borrow a total of $1.2 billion through our commercial paper program, which is supported by our revolving $1.2 billion five-year credit agreement (our "credit facility") that we entered into on June 30, 2015. This credit facility will terminate on June 30, 2020. There were no commercial paper borrowings outstanding as of December 31, 2016. Commercial paper borrowings outstanding as of December 31, 2015 totaled $143 million with an average interest rate and term of 0.95% and 17 days, respectively.

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

Dividends

On January 25, 2017, the Board of Directors approved an increase in the quarterly common stock dividend from $0.36 per share to $0.41 per share.

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

We believe that the amount of cash and cash equivalents on hand, cash flow expected from operations and availability under our credit facility will be adequate for us to execute our business strategy and meet anticipated requirements for lease obligations, capital expenditures, working capital and debt service for 2017.

The following table summarizes our significant contractual obligations and commercial commitments as of December 31, 2016, over the next several years that relate to our continuing operations. Additional details regarding these obligations are provided in the notes to our consolidated financial statements, as referenced in the footnotes to the table:

(in millions)	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Debt: [1]
Principal payments	—	398	696	2,470	3,564
Interest payments	165	269	232	766	1,432
Operating leases [2]	116	210	136	540	1,002
Purchase obligations and other [3]	107	84	31	79	301
Total contractual cash obligations	$388	$961	$1,095	$3,855	$6,299

[1]	Our debt obligations are described in Note 5 – Debt to our consolidated financial statements.

[2]	Amounts shown include taxes and escalation payments, see Note 13 – Commitments and Contingencies to our consolidated financial statements for further discussion on our operating lease obligations.

[3]
Other consists primarily of commitments for unconditional purchase obligations in contracts for information-technology outsourcing and certain enterprise-wide information-technology software licensing and maintenance.

As of December 31, 2016, we had $161 million of liabilities for unrecognized tax benefits. We have excluded the liabilities for unrecognized tax benefits from our contractual obligations table because reasonable estimates of the timing of cash settlements with the respective taxing authorities are not practicable.

As of December 31, 2016, we have recorded $1,080 million for our redeemable noncontrolling interest in our S&P Dow Jones Indices LLC partnership discussed in Note 9 – Equity to our consolidated financial statements.  Specifically, this amount relates to the put option under the terms of the operating agreement of S&P Dow Jones Indices LLC, whereby, after December 31, 2017, CME Group and CME Group Index Services LLC ("CGIS") will have the right at any time to sell, and we are obligated to buy, at least 20% of their share in S&P Dow Jones Indices LLC. We have excluded this amount from our contractual obligations table because we are uncertain as to the timing and the ultimate amount of the potential payment we may be required to make.

We make contributions to our pension and postretirement plans in order to satisfy minimum funding requirements as well as additional contributions that we consider appropriate to improve the funded status of our plans. During 2016, we contributed $8 million and $6 million to our domestic and international retirement and postretirement plans, respectively. Expected employer contributions in 2017 are $8 million for each of our domestic and international retirement and postretirement plans. In 2017, we may elect to make additional non-required contributions depending on investment performance and the pension plan status. See Note 7 – Employee Benefits to our consolidated financial statements for further discussion.

Off-Balance Sheet Arrangements

As of December 31, 2016 and 2015, we did not have any relationships with unconsolidated entities, such as entities often referred to as specific purpose or variable interest entities where we are the primary beneficiary, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such we are not exposed to any financial liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

(in millions)	Year ended December 31,			% Change
	2016	2015	2014	'16 vs '15	'15 vs '14
Cash provided by operating activities	$1,464	$195	$1,209	N/M	(84)%
Capital expenditures	(115)	(139)	(92)
Dividends and other payments paid to noncontrolling interests	(116)	(104)	(84)
Free cash flow	$1,233	$(48)	$1,033	N/M	N/M
Tax on gain from sale of J.D. Power	200	—	—
Payment of legal and regulatory settlements	150	1,624	35
Legal settlement insurance recoveries	(77)	(101)	—
Tax benefit from legal settlements	(24)	(250)	—
Free cash flow excluding above items	$1,482	$1,225	$1,068	21%	15%

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

We believe the following critical accounting policies require us to make significant judgments and estimates in the preparation of our consolidated financial statements:

Revenue recognition
Revenue is recognized as it is earned when services are rendered. We consider amounts to be earned once evidence of an arrangement has been obtained, services are performed, fees are fixed or determinable and collectability is reasonably assured. Revenue relating to products that provide for more than one deliverable is recognized based upon the relative fair value to the customer of each deliverable as each deliverable is provided. Revenue relating to agreements that provide for more than one service is recognized based upon the relative fair value to the customer of each service component as each component is earned. If the fair value to the customer for each service is not objectively determinable, we make our best estimate of the services’ standalone selling price and recognize revenue as earned as the services are delivered. The allocation of consideration received from multiple element arrangements that involve initial assignment of ratings and the future surveillance of ratings is determined through an analysis that considers cash consideration that would be received for instances when the service components are sold separately. In such cases, we defer portions of rating fees that we estimate will be attributed to future surveillance and recognize the deferred revenue ratably over the estimated surveillance periods. Advertising revenue is recognized when the page is run. Subscription income is recognized over the related subscription period.

For the years ended December 31, 2016, 2015 and 2014, no significant changes have been made to the underlying assumptions related to estimates of revenue or the methodologies applied. We are currently evaluating the impact that the adoption of the new accounting standard of recognition of revenue will have on our consolidated financial statements. See Note 1 - Accounting Policies to our consolidated financial statements for further information. At this point, we believe the new standard will have an impact on: 1) the accounting for certain long-term deferred revenue in our Ratings segment which may contain a financing component, 2) the timing of revenue recognized in our Market and Commodities Intelligence segment for long term contracts with price escalations, and 3) the accounting for fees for historical data in our Market and Commodities Intelligence segment currently recognized over the term of a subscription. We do not expect these changes to have a significant impact on our consolidated financial statements.

Allowance for doubtful accounts
The allowance for doubtful accounts reserve methodology is based on historical analysis, a review of outstanding balances and current conditions. In determining these reserves, we consider, amongst other factors, the financial condition and risk profile of our customers, areas of specific or concentrated risk as well as applicable industry trends or market indicators. The impact on operating profit for a one percentage point change in the allowance for doubtful accounts is approximately $12 million.

For the years ended December 31, 2016, 2015 and 2014, there were no material changes in our assumptions regarding the determination of the allowance for doubtful accounts. Based on our current outlook these assumptions are not expected to significantly change in 2017.

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

For the year ended December 31, 2016, we recorded a non-cash impairment charge of $24 million related to a technology project at our Market and Commodities segment in selling and general expenses in our consolidated statement of income.

On July 31, 2014, we completed the sale of the Company's aircraft to Harold W. McGraw III, then Chairman of the Company's Board of Directors and former President and CEO of the Company for a purchase price of $20 million. During the second quarter of 2014, we recorded a non-cash impairment charge of $6 million in (gain) loss on dispositions in our consolidated statement of income as a result of the pending sale. See Note 14 – Related Party Transactions to our consolidated financial statements for further information.

On June 30, 2014, we completed the sale of our data center to Quality Technology Services, LLC (“QTS”) which owns, operates, and manages data centers. Net proceeds from the sale of $58 million were received in July of 2014. The sale includes all of the facilities and equipment on the south campus of our East Windsor, New Jersey location, inclusive of the rights and obligations associated with an adjoining solar power field. The sale resulted in an expense of $3 million recorded in (gain) loss on dispositions in our consolidated statement of income, which is in addition to the non-cash impairment charge of $36 million we recorded in the fourth quarter of 2013 to adjust the value of the facilities and associated infrastructure classified as held for sale to their fair value.

Goodwill and indefinite-lived intangible assets
Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. As of December 31, 2016 and 2015, the carrying value of goodwill and other indefinite-lived intangible assets was $3.7 billion and $3.6 billion, respectively. Goodwill and other intangible assets with indefinite lives are not amortized, but instead are tested for impairment annually during the fourth quarter each year or more frequently if events or changes in circumstances indicate that the asset might be impaired.
Goodwill
As part of our annual impairment test of our four reporting units, we initially perform a qualitative analysis evaluating whether any events and circumstances occurred that provide evidence that it is more likely than not that the fair value of any of our reporting units is less than its carrying amount. Reporting units are generally an operating segment or one level below an operating segment. Our qualitative assessment included, but was not limited to, consideration of macroeconomic conditions, industry and market conditions, cost factors, cash flows, changes in key Company personnel and our share price. If, based on our evaluation of the events and circumstances that occurred during the year we do not believe that it is more likely than not that the fair value of any of our reporting units is less than its carrying amount, no quantitative impairment test is performed. Conversely, if the results of our qualitative assessment determine that it is more likely than not that the fair value of any of our reporting units is less than its respective carrying amount we perform a two-step quantitative impairment test. For 2016, based on our qualitative assessments, we determined that it is more likely than not that our reporting units’ fair value was greater than their respective carrying amounts.

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

Indefinite-Lived Intangible Assets
We evaluate the recoverability of indefinite-lived intangible assets by first performing a qualitative analysis evaluating whether any events and circumstances occurred that provide evidence that it is more likely than not that the indefinite-lived asset is impaired. If, based on our evaluation of the events and circumstances that occurred during the year we do not believe that it is more likely than not that the indefinite-lived asset is impaired, no quantitative impairment test is performed. Conversely, if the results of our qualitative assessment determine that it is more likely than not that the indefinite-lived asset is impaired, a quantitative impairment test is performed. If necessary, the impairment test is performed by comparing the estimated fair value of the intangible asset to its carrying value. If the indefinite-lived intangible asset carrying value exceeds its fair value, an impairment analysis is performed using the income approach. The fair value of loss is recognized in an amount equal to that excess. Significant judgments inherent in these analyses include estimating the amount and timing of future cash flows and the selection of appropriate discount rates, royalty rates and long-term growth rate assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for this indefinite-lived intangible asset and could result in an impairment charge, which could be material to our financial position and results of operations.

We performed our impairment assessment of goodwill and indefinite-lived intangible assets and concluded that no impairment existed for the years ended December 31, 2016, 2015, and 2014.

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

Our discount rate and return on asset assumptions used to determine the net periodic pension and postretirement benefit cost on our U.S. retirement plans are as follows:

	Retirement Plans			Postretirement Plans
January 1	2017	2016	2015	2017	2016	2015
Discount rate [1]	4.14%	4.47%	4.15%	3.69%	3.90%	3.60%
Return on assets	6.25%	6.25%	6.25%
Weighted-average healthcare cost rate				7.00%	7.00%	7.00%

[1]
At the end of 2015, we changed our approach used to measure service and interest costs on all of our retirement plans. See Note 7 – Employee Benefits to our consolidated financial statements for further information.

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

We use a lattice-based option-pricing model to estimate the fair value of options granted. The following assumptions were used in valuing the options granted:

	Year Ended December 31,
	2015	2014
Risk-free average interest rate	0.2 - 1.9%	0.1 - 2.9%
Dividend yield	1.4%	1.4 - 1.8%
Volatility	21 - 39%	18 - 41%
Expected life (years)	6.3	6.21 - 6.25
Weighted-average grant-date fair value per option	$27.57	$23.41

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

During 2015, we stopped granting stock options as part of our employees' total stock-based incentive awards. There were no stock options granted in 2016 and a minimal amount of stock options granted in 2015.

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

We file income tax returns in the U.S. federal jurisdiction, various states, and foreign jurisdictions, and we are routinely under audit by many different tax authorities. We believe that our accrual for tax liabilities is adequate for all open audit years based on our assessment of many factors including past experience and interpretations of tax law. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events. It is possible that examinations will be settled prior to December 31, 2017. If any of these tax audit settlements do occur within that period we would make any necessary adjustments to the accrual for unrecognized tax benefits. Until formal resolutions are reached between us and the tax authorities, the determination of a possible audit settlement range with respect to the impact on unrecognized tax benefits is not practicable. On the basis of present information, it is our opinion that any assessments resulting from the current audits will not have a material effect on our consolidated financial statements.

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

For the years ended December 31, 2016, 2015 and 2014, we made no material changes in our assumptions regarding the determination of the provision for income taxes. However, certain events could occur that would materially affect our estimates and assumptions regarding deferred taxes. Changes in current tax laws and applicable enacted tax rates could affect the valuation of deferred tax assets and liabilities, thereby impacting our income tax provision.

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

Redeemable Noncontrolling Interest
The fair value component of the redeemable noncontrolling interest in Indices business is based on a combination of an income and market valuation approach. Our income and market valuation approaches may incorporate Level 3 measures for instances when observable inputs are not available, including assumptions related to expected future net cash flows, long-term growth rates, the timing and nature of tax attributes, and the redemption features.

RECENT ACCOUNTING STANDARDS

See Note 1 – Accounting Policies to our consolidated financial statements for a detailed description of recent accounting standards. We do not expect these recent accounting standards to have a material impact on our results of operations, financial condition, or liquidity in future periods.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

There have been no significant changes in our exposure to market risk during the year ended December 31, 2016. Our exposure to market risk includes changes in foreign exchange rates. We have operations in various foreign countries where the functional currency is primarily the local currency. For international operations that are determined to be extensions of the parent company, the U.S. dollar is the functional currency. We typically have naturally hedged positions in most countries from a local currency perspective with offsetting assets and liabilities. During the year ended December 31, 2016, we entered into foreign exchange forward contracts to hedge the effect of adverse fluctuations in foreign currency exchange rates. We have not entered into any derivative financial instruments for speculative purposes. See Note 6 – Derivative Instruments to our consolidated financial statements for further information.

Item 8. Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of S&P Global Inc.

We have audited the accompanying consolidated balance sheets of S&P Global Inc. (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, cash flows and equity for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of S&P Global Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), S&P Global Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 9, 2017 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

New York, New York
February 9, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of S&P Global Inc.

We have audited S&P Global Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). S&P Global Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate

In our opinion, S&P Global Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of S&P Global Inc. as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, cash flows and equity for each of the three years in the period ended December 31, 2016 of S&P Global Inc. and our report dated February 9, 2017 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

New York, New York
February 9, 2017

Consolidated Statements of Income

(in millions, except per share data)	Year Ended December 31,
	2016	2015	2014
Revenue	$5,661	$5,313	$5,051
Expenses:
Operating-related expenses	1,769	1,700	1,651
Selling and general expenses	1,443	1,550	3,144
Depreciation	85	90	86
Amortization of intangibles	96	67	48
Total expenses	3,393	3,407	4,929
(Gain) loss on dispositions	(1,101)	(11)	9
Operating profit	3,369	1,917	113
Interest expense, net	181	102	59
Income from continuing operations before taxes on income	3,188	1,815	54
Provision for taxes on income	960	547	245
Income (loss) from continuing operations	2,228	1,268	(191)
Discontinued operations, net of tax:
Income from discontinued operations	—	—	18
Gain on sale of discontinued operations	—	—	160
Discontinued operations, net	—	—	178
Net income (loss)	2,228	1,268	(13)
Less: net income from continuing operations attributable to noncontrolling interests	(122)	(112)	(102)
Net income (loss) attributable to S&P Global Inc.	$2,106	$1,156	$(115)

Amounts attributable to S&P Global Inc. common shareholders:
Income (loss) from continuing operations	$2,106	$1,156	$(293)
Income from discontinued operations	—	—	178
Net income (loss)	$2,106	$1,156	$(115)

Earnings (loss) per share attributable to S&P Global Inc. common shareholders:
Income (loss) from continuing operations:
Basic	$8.02	$4.26	$(1.08)
Diluted	$7.94	$4.21	$(1.08)
Income from discontinued operations:
Basic	$—	$—	$0.66
Diluted	$—	$—	$0.66
Net income (loss):
Basic	$8.02	$4.26	$(0.42)
Diluted	$7.94	$4.21	$(0.42)
Weighted-average number of common shares outstanding:
Basic	262.8	271.6	271.5
Diluted	265.2	274.6	271.5

Actual shares outstanding at year end	258.3	265.2	272.0

Dividend declared per common share	$1.44	$1.32	$1.20
See accompanying notes to the consolidated financial statements.

Consolidated Statements of Comprehensive Income

(in millions)	Year Ended December 31,
	2016	2015	2014
Net income (loss)	$2,228	$1,268	$(13)
Other comprehensive income (loss):
Foreign currency translation adjustment	(132)	(111)	(108)
Income tax effect	(7)	1	2
	(139)	(110)	(106)

Pension and other postretirement benefit plans	(27)	34	(357)
Income tax effect	(10)	(9)	142
	(37)	25	(215)

Unrealized gain (loss) on forward exchange contracts	4	(1)	4
Income tax effect	(1)	—	(1)
	3	(1)	3

Comprehensive income (loss)	2,055	1,182	(331)
Less: comprehensive income attributable to nonredeemable noncontrolling interests	(13)	(11)	(10)
Less: comprehensive income attributable to redeemable noncontrolling interests	(109)	(101)	(92)
Comprehensive income (loss) attributable to S&P Global Inc.	$1,933	$1,070	$(433)

See accompanying notes to the consolidated financial statements.

Consolidated Balance Sheets

(in millions)	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$2,392	$1,481
Short-term investments	8	6
Accounts receivable, net of allowance for doubtful accounts: 2016 - $28; 2015 - $37	1,122	991
Deferred income taxes	—	109
Prepaid and other current assets	142	206
Assets of a business held for sale	7	503
Total current assets	3,671	3,296
Property and equipment:
Buildings and leasehold improvements	356	352
Equipment and furniture	452	503
Total property and equipment	808	855
Less: accumulated depreciation	(537)	(585)
Property and equipment, net	271	270
Goodwill	2,949	2,882
Other intangible assets, net	1,506	1,522
Other non-current assets	272	213
Total assets	$8,669	$8,183
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$183	$206
Accrued compensation and contributions to retirement plans	409	383
Short-term debt	—	143
Income taxes currently payable	95	56
Unearned revenue	1,509	1,421
Accrued legal and regulatory settlements	56	121
Other current liabilities	314	372
Liabilities of a business held for sale	45	206
Total current liabilities	2,611	2,908
Long-term debt	3,564	3,468
Pension and other postretirement benefits	274	276
Other non-current liabilities	439	368
Total liabilities	6,888	7,020
Redeemable noncontrolling interest	1,080	920
Commitments and contingencies (Note 13)
Equity:
Common stock, $1 par value: authorized - 600 million shares; issued - 412 million shares in 2016 and 2015	412	412
Additional paid-in capital	502	475
Retained income	9,210	7,636
Accumulated other comprehensive loss	(773)	(600)
Less: common stock in treasury - at cost: 2016 - 153 million shares; 2015 - 146 million shares	(8,701)	(7,729)
Total equity – controlling interests	650	194
Total equity – noncontrolling interests	51	49
Total equity	701	243
Total liabilities and equity	$8,669	$8,183

See accompanying notes to the consolidated financial statements.

Consolidated Statements of Cash Flows

(in millions)	Year Ended December 31,
	2016	2015	2014
Operating Activities:
Net income (loss)	$2,228	$1,268	$(13)
Less: income from discontinued operations	—	—	178
Net income (loss) from continuing operations	2,228	1,268	(191)
Adjustments to reconcile income (loss) from continuing operations to cash provided by operating activities from continuing operations:
Depreciation	85	90	86
Amortization of intangibles	96	67	48
Provision for losses on accounts receivable	9	8	11
Deferred income taxes	79	280	(245)
Stock-based compensation	76	78	100
(Gain) loss on dispositions	(1,101)	(11)	9
Accrued legal and regulatory settlements	54	119	1,587
Other	30	57	71
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	(177)	(118)	(9)
Prepaid and other current assets	(2)	(4)	(7)
Accounts payable and accrued expenses	(26)	(92)	(130)
Unearned revenue	107	129	78
Accrued legal and regulatory settlements	(150)	(1,624)	(35)
Other current liabilities	(21)	(78)	(16)
Net change in prepaid / accrued income taxes	132	61	(93)
Net change in other assets and liabilities	45	(35)	(55)
Cash provided by operating activities from continuing operations	1,464	195	1,209
Investing Activities:
Capital expenditures	(115)	(139)	(92)
Acquisitions, net of cash acquired	(177)	(2,396)	(71)
Proceeds from dispositions	1,498	14	83
Changes in short-term investments	(1)	(4)	15
Cash provided by (used for) investing activities from continuing operations	1,205	(2,525)	(65)
Financing Activities:
(Payments on) / additions to short-term debt, net	(143)	143	—
Proceeds from issuance of senior notes, net	493	2,674	—
Payments on senior notes	(421)	—	—
Dividends paid to shareholders	(380)	(363)	(326)
Dividends and other payments paid to noncontrolling interests	(116)	(104)	(84)
Repurchase of treasury shares	(1,123)	(974)	(362)
Exercise of stock options	88	86	193
Contingent consideration payments	(39)	(5)	(11)
Purchase of additional CRISIL shares	—	(16)	—
Excess tax benefits from share-based payments	41	69	128
Cash (used for) provided by financing activities from continuing operations	(1,600)	1,510	(462)
Effect of exchange rate changes on cash from continuing operations	(158)	(67)	(65)
Cash provided by (used for) continuing operations	911	(887)	617
Discontinued Operations:
Cash (used for) provided by operating activities	—	(129)	18
Cash provided by investing activities	—	—	320
Cash (used for) provided by discontinued operations	—	(129)	338
Net change in cash and cash equivalents	911	(1,016)	955
Cash and cash equivalents at beginning of year	1,481	2,497	1,542
Cash and cash equivalents at end of year	$2,392	$1,481	$2,497
Cash paid during the year for:
Interest (including discontinued operations)	$150	$65	$50
Income taxes (including discontinued operations)	$683	$260	$419
See accompanying notes to the consolidated financial statements.

Consolidated Statements of Equity

(in millions)	Common Stock $1 par	Additional Paid-in Capital	Retained Income	Accumulated Other Comprehensive Loss	Less: Treasury Stock	Total SPGI Equity	Noncontrolling Interests	Total Equity
Balance as of December 31, 2013	$412	$447	$7,384	$(196)	$6,746	$1,301	$43	$1,344
Comprehensive (loss) income [1]			(115)	(318)		(433)	10	(423)
Dividends			(324)			(324)	(8)	(332)
Share repurchases					352	(352)	6	(346)
Employee stock plans, net of tax benefit		46			(249)	295		295
Change in redemption value of redeemable noncontrolling interest			(1)			(1)		(1)
Other			2			2		2
Balance as of December 31, 2014	$412	$493	$6,946	$(514)	$6,849	$488	$51	$539
Comprehensive income [1]			1,156	(86)		1,070	11	1,081
Dividends			(359)			(359)	(9)	(368)
Share repurchases					1,000	(1,000)	(2)	(1,002)
Employee stock plans, net of tax benefit		(18)			(120)	102		102
Change in redemption value of redeemable noncontrolling interest			(107)			(107)		(107)
Other						—	(2)	(2)
Balance as of December 31, 2015	$412	$475	$7,636	$(600)	$7,729	$194	$49	$243
Comprehensive income [1]			2,106	(173)		1,933	13	1,946
Dividends			(380)			(380)	(10)	(390)
Share repurchases					1,097	(1,097)	—	(1,097)
Employee stock plans, net of tax benefit		27			(125)	152		152
Change in redemption value of redeemable noncontrolling interest			(153)			(153)		(153)
Other			1			1	(1)	—
Balance as of December 31, 2016	$412	$502	$9,210	$(773)	$8,701	$650	$51	$701

[1]	Excludes $109 million, $101 million and $92 million in 2016, 2015 and 2014, respectively, attributable to redeemable noncontrolling interest.
See accompanying notes to the consolidated financial statements.

Notes to the Consolidated Financial Statements

1. Accounting Policies

Nature of operations
S&P Global Inc. (together with its consolidated subsidiaries, the “Company,” the “Registrant,” “we,” “us” or “our”) is a leading provider of transparent and independent ratings, benchmarks, analytics and data to the capital and commodity markets worldwide. The capital markets include asset managers, investment banks, commercial banks, insurance companies, exchanges, and issuers; and the commodity markets include producers, traders and intermediaries within energy, metals, petrochemicals and agriculture.

Our operations consist of three reportable segments: Ratings, Market and Commodities Intelligence and S&P Dow Jones Indices ("Indices").

•	Ratings is an independent provider of credit ratings, research and analytics, offering investors and other market participants information, ratings and benchmarks.

•
Market and Commodities Intelligence is a global provider of multi-asset-class data, research and analytical capabilities, which integrate cross-asset analytics and desktop services and deliver their customers in the commodity and energy markets access to high-value information, data, analytic services and pricing and quality benchmarks. As of September 7, 2016, we completed the sale of J.D. Power and the results are included in Market and Commodities Intelligence results through that date.

•	Indices is a global index provider that maintains a wide variety of valuation and index benchmarks for investment advisors, wealth managers and institutional investors.

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

For the year ended December 31, 2014, we applied the previous guidance for discontinued operations in determining whether a group of assets disposed or to be disposed of should be presented as a discontinued operation. We determined whether the group of assets being disposed of comprised a component of the entity. We also determined whether the cash flows associated with the group of assets had been or would have been eliminated from our ongoing operations as a result of the disposal transaction and whether we would have had significant continuing involvement in the operations of the group of assets after the disposal transaction. If we concluded that the cash flows had been eliminated and we had no significant continuing involvement, then the results of operations of the group of assets being disposed of (as well as any gain or loss on the disposal transaction) were aggregated for separate presentation apart from our continuing operating results in the consolidated financial statements.

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

Cash and cash equivalents
Cash and cash equivalents include ordinary bank deposits and highly liquid investments with original maturities of three months or less that consist primarily of money market funds with unrestricted daily liquidity and fixed term time deposits. Such investments and bank deposits are stated at cost, which approximates market value, and were $2.4 billion and $1.5 billion as of December 31, 2016 and 2015, respectively. These investments are not subject to significant market risk.

Short-term investments
Short-term investments are securities with original maturities greater than 90 days that are available for use in our operations in the next twelve months. The short-term investments, primarily consisting of certificates of deposit and mutual funds, are classified as held-to-maturity and therefore are carried at cost. Interest and dividends are recorded into income when earned.

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

Deferred technology costs
We capitalize certain software development and website implementation costs. Capitalized costs only include incremental, direct costs of materials and services incurred to develop the software after the preliminary project stage is completed, funding has been committed and it is probable that the project will be completed and used to perform the function intended. Incremental costs are expenditures that are out-of-pocket to us and are not part of an allocation or existing expense base. Software development and website implementation costs are expensed as incurred during the preliminary project stage. Capitalized costs are amortized from the year the software is ready for its intended use over its estimated useful life, three to seven years, using the straight-line method. Periodically, we evaluate the amortization methods, remaining lives and recoverability of such costs. Capitalized software development and website implementation costs are included in other non-current assets and are presented net of accumulated amortization. Gross deferred technology costs were $145 million and $128 million as of December 31, 2016 and 2015, respectively. Accumulated amortization of deferred technology costs was $91 million and $72 million as of December 31, 2016 and 2015, respectively.

Fair Value
Certain assets and liabilities are required to be recorded at fair value and classified within a fair value hierarchy based on inputs used when measuring fair value. We have an immaterial amount of forward exchange contracts that are adjusted to fair value on a recurring basis.

Other financial instruments, including cash and cash equivalents and short-term investments, are recorded at cost, which approximates fair value because of the short-term maturity and highly liquid nature of these instruments. The fair value of our long-term debt borrowings were $3.7 billion and $3.6 billion as of December 31, 2016 and 2015, respectively, and was estimated based on quoted market prices.

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

For the year ended December 31, 2016, we recorded a non-cash impairment charge of $24 million related to a technology project at our Market and Commodities Intelligence segment in selling and general expenses in our consolidated statement of income.

On July 31, 2014, we completed the sale of the Company's aircraft to Harold W. McGraw III, then Chairman of the Company's Board of Directors and former President and CEO of the Company for a purchase price of $20 million. During the second quarter of 2014, we recorded a non-cash impairment charge of $6 million in (gain) loss on dispositions in our consolidated statement of income as a result of the pending sale. See Note 14 – Related Party Transactions for further discussion.

On June 30, 2014, we completed the sale of our data center to Quality Technology Services, LLC (“QTS”) which owns, operates, and manages data centers. Net proceeds from the sale of $58 million were received in July of 2014. The sale includes all of the facilities and equipment on the south campus of our East Windsor, New Jersey location, inclusive of the rights and obligations associated with an adjoining solar power field. The sale resulted in an expense of $3 million recorded in (gain) loss on dispositions in our consolidated statement of income, which is in addition to the non-cash impairment charge of $36 million we recorded in the fourth quarter of 2013 to adjust the value of the facilities and associated infrastructure classified as held for sale to their fair value.

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

We evaluate the recoverability of indefinite-lived intangible assets by first performing a qualitative analysis evaluating whether any events and circumstances occurred that provide evidence that it is more likely than not that the indefinite-lived asset is impaired. If, based on our evaluation of the events and circumstances that occurred during the year we do not believe that it is more likely than not that the indefinite-lived asset is impaired, no quantitative impairment test is performed. Conversely, if the results of our qualitative assessment determine that it is more likely than not that the indefinite-lived asset is impaired, a quantitative impairment test is performed. If necessary, the impairment test is performed by comparing the estimated fair value of the intangible asset to its carrying value. If the indefinite-lived intangible asset carrying value exceeds its fair value, an impairment analysis is performed using the income approach. The fair value of loss is recognized in an amount equal to that excess.

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

We performed our impairment assessment of goodwill and indefinite-lived intangible assets and concluded that no impairment existed for the years ended December 31, 2016, 2015 and 2014.

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

Advertising expense
The cost of advertising is expensed as incurred. We incurred $35 million, $33 million and $35 million in advertising costs for the years ended December 31, 2016, 2015 and 2014, respectively.

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

We file income tax returns in the U.S. federal jurisdiction, various states, and foreign jurisdictions, and we are routinely under audit by many different tax authorities. We believe that our accrual for tax liabilities is adequate for all open audit years based on our assessment of many factors including past experience and interpretations of tax law. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events. It is possible that examinations will be settled prior to December 31, 2017. If any of these tax audit settlements do occur within that period we would make any necessary adjustments to the accrual for unrecognized tax benefits. Until formal resolutions are reached between us and the tax authorities, the determination of a possible audit settlement range with respect to the impact on unrecognized tax benefits is not practicable. On the basis of present information, our opinion is that any assessments resulting from the current audits will not have a material effect on our consolidated financial statements.

Redeemable Noncontrolling Interest
The agreement with the minority partners of our S&P Dow Jones Indices LLC joint venture established in June of 2012 contains redemption features whereby interests held by our minority partners are redeemable either (i) at the option of the holder or (ii) upon the occurrence of an event that is not solely within our control. Since redemption of the noncontrolling interest is outside of our control, this interest is presented on our consolidated balance sheets under the caption “Redeemable noncontrolling interest.” If the interest were to be redeemed, we would be required to purchase all of such interest at fair value on the date of redemption. We adjust the redeemable noncontrolling interest each reporting period to its estimated redemption value, but never less than its initial fair value, using a combination of an income and market valuation approach. Our income and market valuation approaches may incorporate Level 3 measures for instances when observable inputs are not available, including assumptions related to expected future net cash flows, long-term growth rates, the timing and nature of tax attributes, and the redemption features. Any adjustments to the redemption value will impact retained income. See Note 9 – Equity for further detail.

Contingencies
We accrue for loss contingencies when both (a) information available prior to issuance of the financial statements indicates that it is probable that a liability had been incurred at the date of the financial statements and (b) the amount of loss can reasonably be estimated. We continually assess the likelihood of any adverse judgments or outcomes to our contingencies, as well as potential amounts or ranges of probable losses, and recognize a liability, if any, for these contingencies based on an analysis of each matter with the assistance of outside legal counsel and, if applicable, other experts. Because many of these matters are resolved over long periods of time, our estimate of liabilities may change due to new developments, changes in assumptions or changes in our strategy related to the matter. When we accrue for loss contingencies and the reasonable estimate of the loss is within a range, we record its best estimate within the range. We disclose an estimated possible loss or a range of loss when it is at least reasonably possible that a loss may be incurred.

Recent Accounting Standards
In August of 2016, the Financial Accounting Standards Board ("FASB") issued guidance providing amendments to eight specific statement of cash flows classification issues. The guidance is effective for reporting periods beginning after December 15, 2017; however, early adoption is permitted. We do not expect this guidance to have a significant impact on our consolidated financial statements.

In March of 2016, the FASB issued guidance to modify several aspects of accounting for share-based payment transactions, including the accounting for income taxes, forfeitures, statutory tax withholding requirements, as well as classification in the statement of cash flows. This guidance will require recognizing excess tax benefits and deficiencies as income tax expense or benefit in the statement of income, instead of in equity as under the current guidance. We reported excess tax benefits from share -based payments of $41 million, $69 million and $128 million for the years ended December 31, 2016, 2015 and 2014, respectively. In addition, these amounts will be classified as an operating activity in the statement of cash flows, instead of as a financing activity. Cash paid for shares withheld on the employees' behalf will be classified as a financing activity, instead of as an operating activity. Cash paid for employee taxes was $55 million, $92 million and $95 million for the years ended December 31, 2016, 2015 and 2014, respectively. The 2016, 2015 and 2014 amounts of excess tax benefits from share-based payments and cash paid for employee taxes are not necessarily indicative of future amounts that may arise from the implementation of the new accounting guidance. The guidance is effective for reporting periods beginning after December 15, 2016 is required to be adopted as follows: 1) prospectively for the recognition of excess tax benefits and deficiencies in the tax provision, 2) retrospectively or prospectively for the classification of excess tax benefits and deficiencies in the statement of cash flows, and 3) retrospectively for the classification of cash paid for shares withheld to satisfy employee taxes in the statement of cash flows.

In February of 2016, the FASB issued guidance that amends accounting for leases. Under the new guidance, a lessee will recognize assets and liabilities but will recognize expenses similar to current lease accounting. The guidance is effective for reporting periods beginning after December 15, 2018; however, early adoption is permitted. The new guidance must be adopted using a modified retrospective approach to each prior reporting period presented with various optional practical expedients. We are currently evaluating the impact of the adoption of this guidance on our consolidated financial statements.

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

In November of 2015, the FASB issued guidance to simplify the presentation of deferred income taxes. The guidance requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. This guidance is effective for reporting periods beginning after December 15, 2016; however, early adoption is permitted. We early adopted this guidance in the fourth quarter of 2016, prospectively, and accordingly prior year amounts have not been reclassified.

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

In May of 2014, the FASB and the International Accounting Standards Board (“IASB”) issued jointly a converged standard on the recognition of revenue from contracts with customers which is intended to improve the financial reporting of revenue and comparability of the top line in financial statements globally. The core principle of the new standard is for the recognition of revenue to depict the transfer of goods or services to customers in amounts that reflect the payment to which the company expects to be entitled in exchange for those goods or services. The new standard will also result in enhanced revenue disclosures, provide guidance for transactions that were not previously addressed comprehensively and improve guidance for multiple-element arrangements. In August of 2015, the FASB issued guidance deferring the effective date of the new revenue standard by one year. Subsequently, the FASB issued implementation guidance related to the new revenue standard, including the following: In March of 2016, the FASB issued guidance to clarify the implementation guidance on principal versus agent considerations; in April of

2016, the FASB clarified guidance on performance obligations and the licensing implementation guidance; in May of 2016, the FASB issued a practical expedient in response to identified implementation issues. The new guidance will be effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We are currently evaluating the application of a transition method and the impact that adoption of these updates will have on our consolidated financial statements. At this point, we believe the new standard will have an impact on: 1) the accounting for certain long-term deferred revenue in our Ratings segment which may contain a financing component, 2) the timing of revenue recognized in our Market and Commodities Intelligence segment for long term contracts with price escalations, and 3) the accounting for fees for historical data in our Market and Commodities Intelligence segment currently recognized over the term of a subscription. We do not expect these changes to have a significant impact on our consolidated financial statements.

Reclassification
Certain prior year amounts have been reclassified for comparability purposes.

2. Acquisitions and Divestitures

Acquisitions

2016
For the year ended December 31, 2016, we paid cash for acquisitions, net of cash acquired, totaling $177 million. None of our acquisitions were material either individually or in the aggregate, including the pro forma impact on earnings. All acquisitions were funded with cash flows from operations. Acquisitions completed during the year ended December 31, 2016 by segment included:

Market and Commodities Intelligence

•
In December of 2016, Market and Commodities Intelligence acquired a 2.54% equity investment in Kensho Technologies, Inc. ("Kensho"), a financial technology startup in market data analytics. We accounted for the acquisition of Kensho on a cost basis. Our investment in Kensho is not material to our consolidated financial statements.

•
In September of 2016, Market and Commodities Intelligence acquired PIRA Energy Group ("PIRA"), a global provider of energy research and forecasting products and services. The purchase enhances Market and Commodities Intelligence's energy analytical capabilities by expanding its oil offering and strengthening its position in the natural gas and power markets. We accounted for the acquisition of PIRA using the purchase method of accounting. The acquisition of PIRA is not material to our consolidated financial statements.

•
In June of 2016, Market and Commodities Intelligence acquired RigData, a provider of daily information on rig activity for the natural gas and oil markets across North America. The purchase enhances Market and Commodities Intelligence's energy analytical capabilities by strengthening its position in natural gas and enhancing its oil offering. We accounted for the acquisition of RigData using the purchase method of accounting. The acquisition of RigData is not material to our consolidated financial statements.

•
In March of 2016, Market and Commodities Intelligence acquired Commodity Flow, a specialist technology and business intelligence service for the global waterborne commodity and energy markets. The purchase helps extend Market and Commodities Intelligence's trade flow analytical capabilities and complements its existing shipping services. We accounted for the acquisition of Commodity Flow using the purchase method of accounting. The acquisition of Commodity Flow is not material to our consolidated financial statements.

Following our acquisition of PIRA, we made a contingent purchase price payment in 2016 for $34 million that has been reflected in the consolidated statement of cash flows as a financing activity.

Following our acquisition of National Automobile Dealers Association's Used Car Guide ("UCG") at J.D. Power in July of 2015, we made a contingent purchase price payment in 2016 for $5 million that has been reflected in the consolidated statement of cash flows as a financing activity.

Indices

•
In October of 2016, Indices acquired Trucost plc, a leader in carbon and environmental data and risk analysis through its subsidiary S&P Global Indices UK Limited. The purchase will build on Indices' current portfolio of Environmental, Social and Governance solutions. The acquisition of Trucost plc is not material to our consolidated financial statements.

Ratings

•
In June of 2016, Ratings acquired a 49% equity investment in Thailand's TRIS Rating Company Limited from its parent company, TRIS Corporation Limited. The transaction extends an existing association between Ratings and TRIS Rating and deepens their commitment to capital markets in Thailand. We accounted for the acquisition of TRIS Rating Company using the equity method of accounting. The equity investment in TRIS Rating is not material to our consolidated financial statements.

For acquisitions during 2016 that were accounted for using the purchase method, the excess of the purchase price over the fair value of the net assets acquired is allocated to goodwill and other intangibles. The goodwill recognized on our acquisitions is largely attributable to anticipated operational synergies and growth opportunities as a result of the acquisition. The intangible assets, excluding goodwill and indefinite-lived intangibles, will be amortized over their anticipated useful lives between 3 and 10 years which will be determined when we finalize our purchase price allocations. The goodwill for PIRA and RigData is expected to be deductible for tax purposes.

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

Market and Commodities Intelligence

•
In September of 2015, we acquired SNL Financial LC ("SNL") for $2.2 billion. SNL is a global provider of news, data, and analytical tools to five sectors in the global economy: financial services, real estate, energy, media & communications, and metals & mining. SNL delivers information through its suite of web, mobile and direct data feed platforms that helps clients, including investment and commercial banks, investors, corporations, and regulators make decisions, improve efficiency, and manage risk. See below for further detail related to this transaction.

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

Following our acquisition of UCG at J.D. Power in July of 2015, we made a contingent purchase price payment in 2015 for $5 million that has been reflected in the consolidated statement of cash flows as a financing activity.

For acquisitions during 2015 that were accounted for using the purchase method, the excess of the purchase price over the fair value of the net assets acquired is allocated to goodwill and other intangibles. Intangible assets recorded for all transactions are amortized using the straight-line method for periods not exceeding 18 years.

Acquisition of SNL

Acquisition-Related Expenses

During the year ended December 31, 2015, the Company incurred approximately $37 million of acquisition-related costs related to the acquisition of SNL. These expenses are included in selling and general expenses in our consolidated statements of income.

Allocation of Purchase Price

Our acquisition of SNL was accounted for using the purchase method. Under the purchase method, the excess of the purchase price over the fair value of the net assets acquired is allocated to goodwill and other intangibles. The goodwill recognized is largely attributable to anticipated operational synergies and growth opportunities as a result of the acquisition. The intangible assets, excluding goodwill and indefinite-lived intangibles, will be amortized over their anticipated useful lives between 10 and 18 years. The goodwill is expected to be deductible for tax purposes.

The following table presents the final allocation of purchase price to the assets and liabilities of SNL as a result of the acquisition.

(in millions)
Current assets	$29
Property, plant and equipment	19
Goodwill	1,574
Other intangible assets, net:
Databases and software	421
Customer relationships	162
Tradenames	185
Other intangibles	4
Other intangible assets, net	772
Other non-current assets	1
Total assets acquired	2,395
Current liabilities	(43)
Unearned revenue	(117)
Other non-current liabilities	(1)
Total liabilities acquired	(161)
Net assets acquired	$2,234

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

Market and Commodities Intelligence

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

Non-cash investing activities
Liabilities assumed in conjunction with the acquisition of businesses are as follows:

(in millions)	Year ended December 31,
	2016	2015	2014
Fair value of assets acquired	$253	$2,576	$67
Cash paid (net of cash acquired)	211	2,401	52
Liabilities assumed	$42	$175	$15

Divestitures - Continuing Operations

In November of 2016, we entered into a put option agreement that gave the Company the right, but not the obligation, to put the entire share capital of Quant House SAS ("QuantHouse"), included in our Market and Commodities Intelligence segment, to QH Holdco, an independent third party. As a result, we classified the assets and liabilities of QuantHouse, net of our costs to sell, as held for sale in our consolidated balance sheet as of December 31, 2016 resulting in an aggregate loss of $31 million. On January 4, 2017, we exercised the put option, thereby entering into a definitive agreement to sell QuantHouse to QH Holdco. On January 9, 2017, we completed the sale of QuantHouse to QH Holdco.

2016
During the year ended December 31, 2016, we completed the following dispositions that resulted in a net pre-tax gain of $1.1 billion, which was included in (gain) loss on dispositions in the consolidated statement of income:

•
In October of 2016, we completed the sale of Equity and Fund Research ("Equity Research"), a business within our Market and Commodities Intelligence segment to CFRA, a leading independent provider of forensic accounting research, analytics and advisory services. During the year ended December 31, 2016, we recorded a pre-tax gain of $9 million ($5 million after-tax) in (gain) loss on dispositions in the consolidated statement of income related to the sale of Equity Research.

•
In October of 2016, we completed the sale of Standard & Poor's Securities Evaluations, Inc. ("SPSE") and Credit Market Analysis ("CMA"), two businesses within our Market and Commodities Intelligence segment, for $425 million in cash to Intercontinental Exchange, an operator of global exchanges, clearing houses and data services. During the year ended December 31, 2016, we recorded a pre-tax gain of $364 million ($297 million after-tax) in (gain) loss on dispositions in the consolidated statement of income related to the sale of SPSE and CMA.

•
In September of 2016, we completed the sale of J.D. Power, included within our Market and Commodities Intelligence segment, for $1.1 billion to XIO Group, a global alternative investments firm headquartered in London. During the year ended December 31, 2016, we recorded a pre-tax gain of $728 million ($516 million after-tax) in (gain) loss on dispositions in the consolidated statement of income related to the sale of J.D. Power. Following the sale, the assets and liabilities of J.D. Power are no longer reported in our consolidated balance sheet as of December 31, 2016.

2015
During the year ended December 31, 2015, we recorded a pre-tax gain of $11 million in (gain) loss on dispositions in the consolidated statement of income related to the sale of our interest in a legacy McGraw Hill Construction investment.

In the fourth quarter of 2015, we began exploring strategic alternatives for J.D. Power, included within our Market and Commodities Intelligence segment, and initiated an active program to sell the business. The assets and liabilities of J.D. Power were classified as held for sale in our consolidated balance sheet as of December 31, 2015.

2014
During the year ended December 31, 2014, we completed the following dispositions that resulted in a net pre-tax loss of $9 million, which was included in (gain) loss on dispositions in the consolidated statement of income:

•
On July 31, 2014, we completed the sale of the Company's aircraft to Harold W. McGraw III, then Chairman of the Company's Board of Directors and former President and CEO of the Company for a purchase price of $20 million. During the second quarter of 2014, we recorded a non-cash impairment charge of $6 million in (gain) loss on dispositions in our consolidated statement of income as a result of the pending sale. See Note 14 — Related Party Transactions for further information.

•
On June 30, 2014, we completed the sale of our data center to Quality Technology Services, LLC which owns, operates and manages data centers. Net proceeds from the sale of $58 million were received in July of 2014. The sale included all of the facilities and equipment on the south campus of our East Windsor, New Jersey location, inclusive of the rights and obligations associated with an adjoining solar power field. The sale resulted in an expense of $3 million recorded in (gain) loss on dispositions in our consolidated statement of income, which is in addition to the non-cash impairment charge we recorded in the fourth quarter of 2013.

The components of assets and liabilities held for sale in the consolidated balance sheet consist of the following:

(in millions)	December 31,	December 31,
	2016 [1]	2015 [2]
Accounts receivable, net	$4	$58
Goodwill	—	75
Other intangible assets, net	—	335
Other assets	3	35
Assets of a business held for sale	$7	$503

Accounts payable and accrued expenses	$3	$42
Unearned revenue	7	64
Other liabilities	35	100
Liabilities of a business held for sale	$45	$206
1 Assets and liabilities held for sale as of December 31, 2016 relate to QuantHouse.
2 Assets and liabilities held for sale as of December 31, 2015 relate to J.D. Power.

The operating profit of our businesses that were disposed of or held for sale for the years ending December 31, 2016, 2015, and 2014 is as follows:

(in millions)	Year ended December 31,
	2016	2015	2014
Operating profit [1]	$62	$85	$71
1 The year ended December 31, 2016 excludes a pre-tax gain of $1.1 billion on our dispositions.

Discontinued Operations

On November 3, 2014, we completed the sale of McGraw Hill Construction, which has historically been part of the Market and Commodities Intelligence segment, to Symphony Technology Group for $320 million in cash. We recorded an after-tax gain on the sale of $160 million, which is included in discontinued operations, net in the consolidated statement of income for the year ended December 31, 2014. We used the after-tax proceeds from the sale to make selective acquisitions, investments, share repurchases and for general corporate purposes.

The key components of income from discontinued operations for the year ended December 31, 2014 consist of the following:

(in millions)	Year ended
December 31, 2014
Revenue	$139
Expenses	110
Operating income	29
Provision for taxes on income	11
Income from discontinued operations, net of tax	18
Pre-tax gain on sale from discontinued operations	289
Provision for taxes on gain on sale	129
Gain on sale of discontinued operations, net of tax	160
Income from discontinued operations attributable to S&P Global Inc. common shareholders	$178

Results from discontinued operations for the year ended December 31, 2014 included the after-tax gain on sale of McGraw Hill Construction of $160 million.

3. Goodwill and Other Intangible Assets

Goodwill

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired.

The change in the carrying amount of goodwill by segment is shown below:

(in millions)	Ratings	Market and Commodities Intelligence	Indices	Total
Balance as of December 31, 2014	$122	$889	$376	$1,387
Acquisitions	—	1,602	—	1,602
Reclassifications [1]	—	(75)	—	(75)
Other (primarily Fx)	(8)	(24)	—	(32)
Balance as of December 31, 2015	114	2,392	376	2,882
Acquisitions	—	106	7	113
Dispositions	—	(35)	—	(35)
Other (primarily Fx)	(5)	(6)	—	(11)
Balance as of December 31, 2016	$109	$2,457	$383	$2,949

[1]	Relates to J.D. Power, which is classified as assets held for sale in our consolidated balance sheet as of December 31, 2015.

Goodwill additions and dispositions in the table above relate to transactions discussed in Note 2 – Acquisitions and Divestitures.

Other Intangible Assets

Other intangible assets include both indefinite-lived assets not subject to amortization and definite-lived assets subject to amortization. We have indefinite-lived assets with a carrying value of $714 million as of December 31, 2016 and 2015 that consist of the following:

•
$380 million and $90 million for Dow Jones Indices intellectual property and the Dow Jones tradename, respectively, that we recorded as part of the transaction to form S&P Dow Jones Indices LLC in 2012.

•	$185 million within our Market and Commodities Intelligence segment for the SNL tradename.

•	$59 million within our Indices segment for the Goldman Sachs Commodity Index intellectual property and the Broad Market Indices intellectual property.

The following table summarizes our definite-lived intangible assets:

(in millions)
Cost	Databases and software	Content	Customer relationships	Tradenames	Other intangibles	Total
Balance as of December 31, 2014	$113	$139	$228	$46	$111	$637
Acquisitions	421	—	—	—	177	598
Reclassifications [1]	(19)	—	(62)	(2)	(8)	(91)
Other (primarily Fx)	(5)	—	2	3	(11)	(11)
Balance as of December 31, 2015	510	139	168	47	269	1,133
Acquisitions	—	—	—	—	98	98
Dispositions	—	—	—	(2)	(8)	(10)
Impairment [2]	(2)	—	—	—	(22)	(24)
Reclassifications	—	—	165	1	(166)	—
Other (primarily Fx)	(2)	—	(3)	(1)	(8)	(14)
Balance as of December 31, 2016	$506	$139	$330	$45	$163	$1,183

Accumulated amortization
Balance as of December 31, 2014	$88	$59	$80	$35	$64	$326
Current year amortization	20	14	9	2	22	67
Reclassifications [1]	(18)	—	(30)	(2)	(14)	(64)
Other (primarily Fx)	(2)	—	1	1	(5)	(5)
Balance as of December 31, 2015	88	73	60	36	67	324
Current year amortization	47	14	21	2	12	96
Dispositions	—	—	—	(1)	(6)	(7)
Impairment [2]	(2)	—	—	—	(10)	(12)
Reclassifications	2	—	5	—	(7)	—
Other (primarily Fx)	(3)	—	(2)	(1)	(4)	(10)
Balance as of December 31, 2016	$132	$87	$84	$36	$52	$391

Net definite-lived intangibles:
December 31, 2015	$422	$66	$108	$11	$202	$809
December 31, 2016	$374	$52	$246	$9	$111	$792

[1]	Relates to J.D. Power, which is classified as assets held for sale in our consolidated balance sheet as of December 31, 2015.

[2]	Relates to a technology-related impairment charge at Market and Commodities Intelligence and recorded in selling and general expenses in our consolidated statement of income.

Definite-lived intangible assets are being amortized on a straight-line basis over periods of up to 20 years. The weighted-average life of the intangible assets as of December 31, 2016 is approximately 12 years.

Amortization expense for the years ended December 31, 2016, 2015 and 2014 was $96 million, $67 million, and $48 million, respectively. Expected amortization expense for intangible assets over the next five years for the years ended December 31, assuming no further acquisitions or dispositions, is as follows:

(in millions)	2017	2018	2019	2020	2021
Amortization expense	$88	$84	$79	$73	$62

4. Taxes on Income

Income before taxes on income resulted from domestic and foreign operations is as follows:

(in millions)	Year Ended December 31,
	2016	2015	2014
Domestic operations	$2,585	$1,266	$(423)
Foreign operations	603	549	477
Total continuing income before taxes	$3,188	$1,815	$54

The provision for taxes on income consists of the following:

(in millions)	Year Ended December 31,
	2016	2015	2014
Federal:
Current	$641	$90	$285
Deferred	79	276	(213)
Total federal	720	366	72
Foreign:
Current	133	111	135
Deferred	(4)	(1)	1
Total foreign	129	110	136
State and local:
Current	99	34	62
Deferred	12	37	(25)
Total state and local	111	71	37
Total provision for taxes for continuing operations	960	547	245
Provision for discontinued operations	—	—	140
Total provision for taxes	$960	$547	$385

A reconciliation of the U.S. federal statutory income tax rate to our effective income tax rate for financial reporting purposes is as follows:

	Year Ended December 31,
	2016	2015	2014
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
Legal and regulatory settlements	—	—	524.1
State and local income taxes	2.7	2.6	64.2
Divestitures	(4.3)	—	—
Foreign operations	(2.0)	(3.2)	(79.6)
S&P Dow Jones Indices LLC joint venture	(1.2)	(2.0)	(60.2)
Tax credits and incentives	(1.6)	(2.9)	(91.5)
Other, net	1.5	0.6	61.7
Effective income tax rate for continuing operations	30.1%	30.1%	453.7%

The principal temporary differences between the accounting for income and expenses for financial reporting and income tax purposes are as follows:

(in millions)	December 31,
	2016	2015
Deferred tax assets:
Legal and regulatory settlements	$23	$45
Employee compensation	78	91
Accrued expenses	87	72
Postretirement benefits	105	126
Unearned revenue	33	39
Allowance for doubtful accounts	11	12
Loss carryforwards	112	114
Other	3	18
Total deferred tax assets	452	517
Deferred tax liabilities:
Goodwill and intangible assets	(320)	(299)
Fixed assets	(3)	(9)
Other	—	—
Total deferred tax liabilities	(323)	(308)
Net deferred income tax asset (liability) before valuation allowance	129	209
Valuation allowance	(116)	(98)
Net deferred income tax asset (liability)	$13	$111
Reported as:
Current deferred tax assets	$—	$109
Current deferred tax liabilities	—	(8)
Non-current deferred tax assets	61	33
Non-current deferred tax liabilities	(48)	(23)
Net deferred income tax asset (liability)	$13	$111

In November of 2015, the FASB issued guidance to simplify the presentation of deferred income taxes. The guidance requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. This guidance is effective for reporting periods beginning after December 15, 2016; however, early adoption is permitted. We early adopted this guidance in the fourth quarter of 2016, prospectively, and accordingly prior year amounts have not been reclassified.

We record valuation allowances against deferred income tax assets when we determine that it is more likely than not based upon all the available evidence that such deferred income tax assets will not be realized. The valuation allowance is primarily related to operating losses.

We have not recorded deferred income taxes applicable to undistributed earnings of foreign subsidiaries that are indefinitely reinvested in foreign operations. Undistributed earnings that are indefinitely reinvested in foreign operations amounted to $1.7 billion at December 31, 2016. Quantification of the deferred tax liability, if any, associated with indefinitely reinvested earnings is not practicable.

We made net income tax payments for continuing and discontinued operations totaling $683 million in 2016, $260 million in 2015, and $419 million in 2014. As of December 31, 2016, we had net operating loss carryforwards of $446 million, of which a major portion has an unlimited carryover period under current law.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in millions)	Year ended December 31,
	2016	2015	2014
Balance at beginning of year	$120	$118	$82
Additions based on tax positions related to the current year	35	22	30
Additions for tax positions of prior years	14	12	33
Reduction for tax positions of prior years	(3)	(14)	(11)
Reduction for settlements	(5)	(18)	(16)
Balance at end of year	$161	$120	$118

The total amount of federal, state and local, and foreign unrecognized tax benefits as of December 31, 2016, 2015 and 2014 was $161 million, $120 million and $118 million, respectively, exclusive of interest and penalties. The increase of $46 million in 2016 (excluding settlements) is the amount of unrecognized tax benefits that unfavorably impacted tax expense. The unfavorable impact to the tax provision was partially offset by the resolution of tax audits in multiple jurisdictions.

We recognize accrued interest and penalties related to unrecognized tax benefits in interest expense and operating-related expense, respectively. In addition to the unrecognized tax benefits, as of December 31, 2016 and 2015, we had $44 million and $31 million, respectively, of accrued interest and penalties associated with uncertain tax positions.

During 2016, we completed the federal income tax audit for 2014. The U.S. federal income tax audits for 2016 and 2015 are in process. During 2016, we completed various state and foreign tax audits and, with few exceptions, we are no longer subject to federal, state and local, or non-U.S. income tax examinations by tax authorities for the years before 2008. The impact to tax expense in 2016, 2015 and 2014 was not material.

We file income tax returns in the U.S. federal jurisdiction, various states, and foreign jurisdictions, and we are routinely under audit by many different tax authorities. We believe that our accrual for tax liabilities is adequate for all open audit years based on an assessment of many factors including past experience and interpretations of tax law. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events. It is possible that tax examinations will be settled prior to December 31, 2017. If any of these tax audit settlements do occur within that period, we would make any necessary adjustments to the accrual for unrecognized tax benefits. Until formal resolutions are reached between us and the tax authorities, the determination of a possible audit settlement range with respect to the impact on unrecognized tax benefits is not practicable.

5. Debt

A summary of short-term and long-term debt outstanding is as follows:

(in millions)	December 31,
	2016	2015
5.9% Senior Notes, due 2017 [1]	$—	$399
2.5% Senior Notes, due 2018 [2]	398	398
3.3% Senior Notes, due 2020 [3]	696	695
4.0% Senior Notes, due 2025 [4]	691	690
4.4% Senior Notes, due 2026 [5]	891	890
2.95% Senior Notes, due 2027[6]	492	—
6.55% Senior Notes, due 2037 [7]	396	396
Commercial paper	—	143
Total debt	3,564	3,611
Less: short-term debt including current maturities	—	143
Long-term debt	$3,564	$3,468

[1]	We made a $400 million early repayment of our 5.9% senior notes on October 20, 2016.

[2]	Interest payments are due semiannually on February 15 and August 15, and as of December 31, 2016, the unamortized debt discount and issuance costs total $2 million.

[3]	Interest payments are due semiannually on February 14 and August 14, and as of December 31, 2016, the unamortized debt discount and issuance costs total $4 million.

[4]	Interest payments are due semiannually on June 15 and December 15, and as of December 31, 2016, the unamortized debt discount and issuance costs total $9 million.

[5]	Interest payments are due semiannually on February 15 and August 15, and as of December 31, 2016, the unamortized debt discount and issuance costs total $9 million.

[6]	Interest payments are due semiannually on January 22 and July 22, beginning on January 22, 2017, and as of December 31, 2016, the unamortized debt discount and issuance costs total $8 million.

[7]	Interest payments are due semiannually on May 15 and November 15, and as of December 31, 2016, the unamortized debt discount and issuance costs total $4 million.

Annual long-term debt maturities are scheduled as follows based on book values as of December 31, 2016: no amounts due in 2017, $398 million due in 2018, no amounts due in 2019, $696 million due in 2020, no amounts due in 2021, and $2.5 billion due thereafter.

On September 22, 2016, we issued $500 million of 2.95% senior notes due in 2027. The notes are fully and unconditionally guaranteed by our wholly-owned subsidiary, Standard & Poor's Financial Services LLC. We used the net proceeds to fund the $400 million early repayment of our 5.9% senior notes due in 2017 on October 20, 2016, and intend to use the balance for general corporate purposes.

On August 18, 2015, we issued $2.0 billion of senior notes consisting of $400 million of 2.5% senior notes due in 2018, $700 million of 3.3% senior notes due in 2020 and $900 million of 4.4% senior notes due in 2026. The notes are fully and unconditionally guaranteed by our wholly-owned subsidiary, Standard & Poor's Financial Services LLC. We used the net proceeds to finance the acquisition of SNL.

On May 26, 2015, we issued $700 million of 4.0% senior notes due in 2025 and used a portion of the net proceeds for the repayment of short-term debt, including commercial paper. The 4.0% senior notes will mature on June 15, 2025 and are fully and unconditionally guaranteed by our wholly-owned subsidiary, Standard & Poor's Financial Services LLC.

We have the ability to borrow a total of $1.2 billion through our commercial paper program, which is supported by our revolving $1.2 billion five-year credit agreement (our "credit facility") that we entered into on June 30, 2015. This credit facility will terminate on June 30, 2020. There were no commercial paper borrowings outstanding as of December 31, 2016. Commercial paper borrowings as of December 31, 2015 totaled $143 million with an average interest rate and term of 0.95% and 17 days, respectively.

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

Cash Flow Hedges

Our exposure to market risk includes changes in foreign exchange rates. We have operations in foreign countries where the functional currency is primarily the local currency. For international operations that are determined to be extensions of the parent company, the U.S. dollar is the functional currency. We typically have naturally hedged positions in most countries from a local currency perspective with offsetting assets and liabilities. As of December 31, 2016 and December 31, 2015, we have entered into foreign exchange forward contracts to hedge the effect of adverse fluctuations in foreign currency exchange rates. We do not enter into any derivative financial instruments for speculative purposes.
During the three months ended March 31, 2016, we entered into a series of foreign exchange forward contracts to hedge a portion of our Indian Rupee exposure through the fourth quarter of 2016. These contracts were intended to offset the impact of movement of exchange rates on future operating costs and matured at the end of each quarter during 2016. The changes in the fair value of these contracts are initially reported in accumulated other comprehensive loss in our consolidated balance sheet and are subsequently reclassified into selling and general expenses in the same period that the hedge contract matures. As of December 31, 2016, we estimate that $2 million of the net gains related to derivatives designated as cash flow hedges recorded in other comprehensive income (loss) is expected to be reclassified into earnings within the next twelve months. There was no hedge ineffectiveness for the year ended December 31, 2016.
As of December 31, 2016 and December 31, 2015, the aggregate notional value of our outstanding foreign currency forward contracts was $65 million and $58 million, respectively.
The following table provides information on the location and fair value amounts of our cash flow hedges as of December 31, 2016 and December 31, 2015:

(in millions)
Balance Sheet Location		December 31, 2016	December 31, 2015
Prepaid and other current assets [1]	Foreign exchange forward contracts	$3	$1

[1]
We use the income approach to measure the fair value of our forward currency forward contracts. The income approach uses pricing models that rely on observable inputs such as forward rates, and therefore are classified as Level 2.

The following table provides information on the location and amounts of pre-tax gains (losses) on our cash flow hedges for the years ended December 31:

(in millions)	Gain (Loss) Recognized in Accumulated Other Comprehensive Loss (effective portion)			Location of Gain Reclassified from Accumulated Other Comprehensive Loss into Income (effective portion)	Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (effective portion)
Cash flow hedges - designated as hedging instruments	2016	2015	2014		2016	2015	2014
Foreign exchange forward contracts	$3	$—	$2	Selling and general expenses	$4	$—	$—

The activity related to the change in unrealized gains (losses) in accumulated other comprehensive loss was as follows for the years ended December 31:

(in millions)	Year ended December 31,
	2016	2015	2014
Net unrealized gains (losses) on cash flow hedges, net of taxes, beginning of year	$(1)	$(1)	$(3)
Change in fair value, net of tax	7	—	2
Reclassification into earnings, net of tax	(4)	—	—
Net unrealized gains (losses) on cash flow hedges, net of taxes, end of year	$2	$(1)	$(1)

7. Employee Benefits

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

Benefit Obligation

A summary of the benefit obligation and the fair value of plan assets, as well as the funded status for the retirement and postretirement plans as of December 31, is as follows (benefits paid in the table below include only those amounts contributed directly to or paid directly from plan assets):

(in millions)	Retirement Plans		Postretirement Plans
	2016	2015	2016	2015
Net benefit obligation at beginning of year	$2,199	$2,462	$80	$96
Service cost	3	6	—	—
Interest cost	78	96	2	3
Plan participants’ contributions	—	—	4	4
Actuarial loss (gain)	196	(189)	(6)	(12)
Gross benefits paid	(121)	(150)	(10)	(12)
Foreign currency effect	(75)	(26)	—	—
Other adjustments	(20)	—	(13)	1
Net benefit obligation at end of year	2,260	2,199	57	80
Fair value of plan assets at beginning of year	2,023	2,236	—	—
Actual return on plan assets	259	(57)	—	—
Employer contributions	8	15	6	8
Plan participants’ contributions	—	—	4	4
Gross benefits paid	(121)	(150)	(10)	(12)
Foreign currency effect	(74)	(21)	—	—
Other adjustments	(22)	—	—	—
Fair value of plan assets at end of year	2,073	2,023	—	—
Funded status	$(187)	$(176)	$(57)	$(80)
Amounts recognized in consolidated balance sheets:
Non-current assets	$46	$36	$—	$—
Current liabilities	(8)	(8)	(8)	(8)
Non-current liabilities	(225)	(204)	(49)	(72)
	$(187)	$(176)	$(57)	$(80)
Accumulated benefit obligation	$2,251	$2,190
Plans with accumulated benefit obligation in excess of the fair value of plan assets:
Projected benefit obligation	$674	$1,810
Accumulated benefit obligation	$665	$1,801
Fair value of plan assets	$441	$1,598
Amounts recognized in accumulated other comprehensive loss, net of tax:
Net actuarial loss (gain)	$483	$433	$(35)	$(24)
Prior service credit	1	1	(13)	(5)
Total recognized	$484	$434	$(48)	$(29)
The actuarial loss included in accumulated other comprehensive loss for our retirement plans and expected to be recognized in net periodic pension cost during the year ending December 31, 2017 is $18 million. There is no prior service credit included in accumulated other comprehensive loss for our retirement plans expected to be recognized in net periodic benefit cost during the year ending December 31, 2017.

There is an immaterial amount of actuarial loss and prior service credit included in accumulated other comprehensive loss for our postretirement plans expected to be recognized in net periodic benefit cost during the year ending December 31, 2017.

Net Periodic Benefit Cost

For purposes of determining annual pension cost, prior service costs are being amortized straight-line over the average expected remaining lifetime of plan participants expected to receive benefits.

A summary of net periodic benefit cost for our retirement and postretirement plans for the years ended December 31, is as follows:

(in millions)	Retirement Plans			Postretirement Plans
	2016	2015	2014	2016	2015	2014
Service cost	$3	$6	$5	$—	$—	$1
Interest cost	78	96	99	2	3	4
Expected return on assets	(122)	(127)	(138)			—
Amortization of:
Actuarial loss (gain)	16	20	11	(1)	—	(1)
Prior service (credit) cost	—	—	—	—	(1)	—
Curtailment [1]	—	—	—	—	—	(1)
Net periodic benefit cost	$(25)	$(5)	$(23)	$1	$2	$3

[1]
The curtailment gain for our postretirement plans in 2014 is a result of plan changes effective October 31, 2014 eliminating retiree medical and life insurance benefits for active employees not retiring by July 1, 2016.

Our U.K. retirement plan accounted for a benefit of $10 million in 2016, $10 million in 2015, and $8 million in 2014 of the net periodic benefit cost attributable to the funded plans.

Other changes in plan assets and benefit obligations recognized in other comprehensive income, net of tax for the years ended December 31, are as follows:

(in millions)	Retirement Plans			Postretirement Plans
	2016	2015	2014	2016	2015	2014
Net actuarial loss (gain)	$60	$(6)	$232	$(12)	$(17)	$3
Recognized actuarial (gain) loss	(10)	(13)	(7)	1	—	1
Prior service cost (credit)	—	—	—	(8)	1	(5)
Total recognized	$50	$(19)	$225	$(19)	$(16)	$(1)

The total cost for our retirement plans was $69 million for 2016, $91 million for 2015 and $81 million for 2014. Included in the total retirement plans cost are defined contribution plans cost of $65 million for 2016, $67 million for 2015 and $74 million for 2014.

Assumptions

	Retirement Plans			Postretirement Plans
	2016	2015	2014	2016	2015	2014
Benefit obligation:
Discount rate [2]	4.14%	4.47%	4.15%	3.69%	3.90%	3.60%
Net periodic cost:
Weighted-average healthcare cost rate [1]				7.0%	7.0%	7.0%
Discount rate - U.S. plan [2]	4.47%	4.15%	5.0%	3.94%	3.60%	4.125%
Discount rate - U.K. plan [2]	3.84%	3.8%	4.5%
Return on assets [3]	6.25%	6.25%	7.125%

[1]
The assumed weighted-average healthcare cost trend rate will decrease ratably from 7% in 2016 to 5% in 2024 and remain at that level thereafter. Assumed healthcare cost trends have an effect on the amounts reported for the healthcare plans. A one percentage point change in assumed healthcare cost trend creates the following effects:

(in millions)	1% point increase	1% point decrease
Effect on postretirement obligation	$1	$(1)

[2]
Effective January 1, 2016, we changed our discount rate assumption on our U.S. retirement plans to 4.47% from 4.15% in 2015 and changed our discount rate assumption on our U.K. plan to 3.84% from 3.8% in 2015. At the end of 2015, we changed our approach used to measure service and interest costs on all of our retirement plans. For 2015 and prior periods presented, we measured service and interest costs utilizing a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation. For 2016, we elected to measure service and interest costs by applying the specific spot rates along that yield curve to the plans' liability cash flows. We believe this new approach provides a more precise measurement of service and interest costs by aligning the timing of the plans' liability cash flows to the corresponding spot rates on the yield curve. This change does not affect the measurement of our benefit obligation. We have accounted for this change as a change in accounting estimate that is inseparable from a change in accounting principle and, accordingly, have accounted for it on a prospective basis. Pension and postretirement medical costs decreased by approximately $14 million in 2016 as a result of this change.

[3]
The expected return on assets assumption is calculated based on the plan’s asset allocation strategy and projected market returns over the long-term. Effective January 1, 2017, our return on assets assumption for the U.S. plan and U.K. plan remained unchanged at 6.25%.

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

Expected employer contributions in 2017 are $8 million for each of our retirement and postretirement plans. In 2017, we may elect to make additional non-required contributions depending on investment performance and the pension plan status. Information about the expected cash flows for our retirement and postretirement plans and the impact of the Medicare subsidy is as follows:

(in millions)		Postretirement Plans [2]
	Retirement [1] Plans	Gross payments	Retiree contributions	Medicare subsidy [3]	Net payments
2017	$88	$12	$(4)	$—	$8
2018	90	11	(4)	—	7
2019	93	10	(3)	—	7
2020	96	9	(3)	—	6
2021	98	8	(3)	—	5
2022-2026	527	30	(12)	—	18

[1]	Reflects the total benefits expected to be paid from the plans or from our assets including both our share of the benefit cost and the participants’ share of the cost.

[2]	Reflects the total benefits expected to be paid from our assets.

[3]	Expected medicare subsidy amounts, for the years presented, are less than $1 million.

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

•	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The fair value of our defined benefit plans assets as of December 31, 2016 and 2015, by asset class is as follows:

(in millions)	December 31, 2016
	Total	Level 1	Level 2	Level 3
Cash and short-term investments	$38	$38	$—	$—
Equities:
U.S. indexes [1]	69	69	—	—
U.S. growth and value	103	103	—	—
U.K.	3	3	—	—
International, excluding U.K.	38	38	—	—
Fixed income:
Long duration strategy [2]	970	—	970	—
Intermediate duration securities	32	—	32	—
Agency mortgage backed securities	5	—	5	—
Asset backed securities	19	—	19	—
Non-agency mortgage backed securities [3]	20	—	20	—
International	16	—	16	—
Real Estate
U.K. [4]	11	—	—	11
Other	—	—	—	—
Total	$1,324	$251	$1,062	$11
Collective investment funds	749
Total	$2,073

(in millions)	December 31, 2015
	Total	Level 1	Level 2	Level 3
Cash, short-term investments, and other	$1	$1	$—	$—
Equities:
U.S. indexes [1]	63	63	—	—
U.S. growth and value	92	92	—	—
U.K.	6	6	—	—
International, excluding U.K.	35	35	—	—
Fixed income:
Long duration strategy [2]	969	—	969	—
Intermediate duration securities	31	—	31	—
Agency mortgage backed securities	6	—	6	—
Asset backed securities	17	—	17	—
Non-agency mortgage backed securities [3]	23	—	23	—
International	17	—	17	—
Other	—	—	—	—
Total	$1,260	$197	$1,063	$—
Collective investment funds	763
Total	$2,023

[1]	Includes securities that are tracked in the S&P Smallcap 600 index.

[2]	Includes securities that are mainly investment grade obligations of issuers in the U.S.

[3]	Includes U.S. mortgage-backed securities that are not backed by the U.S. government.

[4]	Includes a fund which holds real estate properties in the U.K.

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

The trustee obtains estimated prices from vendors for securities that are not easily quotable and they are categorized accordingly as Level 3. The following table details further information on our plan assets where we have used significant unobservable inputs (Level 3):

(in millions)	Level 3
Balance as of December 31, 2015	$—
Purchases	11
Balance as of December 31, 2016	$11

Pension Trusts’ Asset Allocations

There are two pension trusts, one in the U.S. and one in the U.K.

•
The U.S. pension trust had assets of $1.6 billion as of December 31, 2016 and 2015, and the target allocations in 2016 include 68% debt securities and short-term investments, 27% domestic equities and 5% international equities.

•
The U.K. pension trust had assets of $441 million and $425 million as of December 31, 2016 and 2015, respectively, and the target allocations in 2016 include 40% fixed income, 30% diversified growth funds, 20% equities and 10% real estate .

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

U.S. Defined Contribution Plans

Assets of the defined contribution plans in the U.S. consist primarily of investment options which include actively managed equity, indexed equity, actively managed equity/bond funds, target date funds, S&P Global Inc. common stock, stable value and money market strategies. There is also a self-directed mutual fund investment option. The plans purchased 216,035 shares and sold 437,283 shares of S&P Global Inc. common stock in 2016 and purchased 223,656 shares and sold 247,984 shares of S&P Global Inc. common stock in 2015. The plans held approximately 1.6 million shares of S&P Global Inc. common stock as of December 31, 2016 and 1.8 million shares as of December 31, 2015, with market values of $171 million and $179 million, respectively. The plans received dividends on S&P Global Inc. common stock of $2 million during both the years ended December 31, 2016 and December 31, 2015.

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

The number of common shares reserved for issuance are as follows:

(in millions)	December 31,
	2016	2015
Shares available for granting under the 2002 Plan	33.5	32.8
Options outstanding	3.8	5.8
Total shares reserved for issuance [1]	37.3	38.6

[1]	Shares reserved for issuance under the Director Deferred Stock Ownership Plan are not included in the total, but are approximately 0.1 million.

We issue treasury shares upon exercise of stock options and the issuance of restricted stock and unit awards. To offset the dilutive effect of the exercise of employee stock options, we periodically repurchase shares. See Note 9 – Equity for further discussion.

Stock-based compensation expense and the corresponding tax benefit are as follows:

(in millions)	Year Ended December 31,
	2016	2015	2014
Stock option expense	$7	$14	$21
Restricted stock and unit awards expense	69	64	79
Total stock-based compensation expense	$76	$78	$100

Tax benefit	$29	$29	$38

Stock-based compensation of $2 million is recorded in discontinued operations for the year ended December 31, 2014, as a result of the sale of McGraw Hill Construction described further in Note 2 – Acquisitions and Divestitures.

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

We use a lattice-based option-pricing model to estimate the fair value of options granted. The following assumptions were used in valuing the options granted:

	Year Ended December 31,
	2015	2014
Risk-free average interest rate	0.2 - 1.9%	0.1 - 2.9%
Dividend yield	1.4%	1.4 - 1.8%
Volatility	21 - 39%	18 - 41%
Expected life (years)	6.3	6.21 - 6.25
Weighted-average grant-date fair value per option	$27.57	$23.41

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

During 2015, we stopped granting stock options as part of our employees' total stock-based incentive awards. There were no stock options granted in 2016 and a minimal amount of stock options granted in 2015.

Stock option activity is as follows:

(in millions, except per award amounts)	Shares	Weighted average exercise price	Weighted-average remaining years of contractual term	Aggregate intrinsic value
Options outstanding as of December 31, 2015	5.8	$45.61
Exercised	(1.9)	$95.87
Canceled, forfeited and expired	(0.1)	$69.93
Options outstanding as of December 31, 2016	3.8	$43.36	3.6	$246
Options exercisable as of December 31, 2016	3.7	$41.87	3.5	$242

(in millions, except per award amounts)	Shares	Weighted-average grant-date fair value
Nonvested options outstanding as of December 31, 2015	0.8	$19.82
Vested	(0.5)	$19.35
Forfeited	(0.1)	$21.84
Nonvested options outstanding as of December 31, 2016	0.2	$23.42
Total unrecognized compensation expense related to nonvested options [1]	$—
Weighted-average years to be recognized over	0.3

[1]	There is less than $1 million of unrecognized compensation expense related to nonvested options.

The total fair value of our stock options that vested during the years ended December 31, 2016, 2015 and 2014 was $7 million, $11 million and $6 million, respectively.

Information regarding our stock option exercises is as follows:

(in millions)	Year Ended December 31,
	2016	2015	2014
Net cash proceeds from the exercise of stock options	$88	$86	$193
Total intrinsic value of stock option exercises	$95	$94	$168
Income tax benefit realized from stock option exercises	$41	$49	$73

Restricted Stock and Unit Awards

Restricted stock and unit awards (performance and non-performance) have been granted under the 2002 Plan. Performance unit awards will vest only if we achieve certain financial goals over the performance period. Restricted stock non-performance awards have various vesting periods (generally three years), with vesting beginning on the first anniversary of the awards. Recipients of restricted stock and unit awards are not required to provide consideration to us other than rendering service.

The stock-based compensation expense for restricted stock and unit awards is determined based on the market price of our stock at the grant date of the award applied to the total number of awards that are anticipated to fully vest. For performance unit awards, adjustments are made to expense dependent upon financial goals achieved.

Restricted stock and unit activity for performance and non-performance awards is as follows:

(in millions, except per award amounts)	Shares	Weighted-average grant-date fair value
Nonvested shares as of December 31, 2015	1.2	$92.39
Granted	0.9	$93.01
Vested	(0.9)	$106.81
Forfeited	(0.2)	$95.41
Nonvested shares as of December 31, 2016	1.0	$106.31
Total unrecognized compensation expense related to nonvested awards	$55
Weighted-average years to be recognized over	1.7

	Year Ended December 31,
	2016	2015	2014
Weighted-average grant-date fair value per award	$93.01	$77.06	$77.74
Total fair value of restricted stock and unit awards vested	$99	$155	$88
Tax benefit relating to restricted stock activity	$26	$24	$30

For the years ended December 31, 2016, 2015 and 2014, $41 million, $69 million and $128 million, respectively, of excess tax benefits from stock options exercises and restricted stock and unit award vestings are reported in our cash flows used for financing activities.

9. Equity

Capital Stock

Two million shares of preferred stock, par value $1 per share, are authorized; none have been issued.

On January 25, 2017, the Board of Directors approved an increase in the dividends for 2017 to a quarterly rate of $0.41 per common share.

	Year Ended December 31,
	2016	2015	2014
Quarterly dividend rate	$0.36	$0.33	$0.30
Annualized dividend rate	$1.44	$1.32	$1.20
Dividends paid (in millions)	$380	$363	$326

Stock Repurchases

On December 4, 2013, the Board of Directors approved a share repurchase program authorizing the purchase of 50 million shares, which was approximately 18% of the total shares of our outstanding common stock at that time.

Share repurchases were as follows:

(in millions, except average price)	Year Ended December 31,
	2016	2015	2014
Total number of shares purchased [1]	9.7	10.1	4.4
Average price paid per share [2,3]	$113.36	$99.00	$79.06
Total cash utilized [2]	$1,097	$1,000	$352

[1]	2016 includes shares received as part of our accelerated share repurchase agreement as described in more detail below.

[2]
In December of 2015, 0.3 million shares were repurchased for approximately $26 million, which settled in January of 2016. Excluding these 0.3 million shares, the average price paid per share was $98.98. In December of 2013, 0.1 million shares were repurchased for approximately $10 million, which settled in January of 2014. Cash used for financing activities only reflects those shares which settled during the year ended December 31, 2016, 2015 and 2014 resulting in $1,123 million, $974 million and $362 million of cash used to repurchase shares, respectively.

[3]
On June 25, 2014, we repurchased 0.5 million shares of the Company's common stock from the personal holdings of Harold W. McGraw III, then Chairman of the Company's Board of Directors and former President and CEO of the Company, at a discount of 0.35% from the June 24, 2014 New York Stock Exchange closing price. We repurchased these shares with cash for $41 million at an average price of $82.66 per share. See Note 14 — Related Party Transactions for further information.

Our purchased shares may be used for general corporate purposes, including the issuance of shares for stock compensation plans and to offset the dilutive effect of the exercise of employee stock options. As of December 31, 2016, 25.8 million shares remained available under our current share repurchase program. Our current share repurchase program has no expiration date and purchases under this program may be made from time to time on the open market and in private transactions, depending on market conditions.

Accelerated Share Repurchase Program

Using a portion of the proceeds received from the sale of J.D. Power, we entered into an accelerated share repurchase ("ASR") agreement with a financial institution on September 7, 2016 to initiate share repurchases aggregating $750 million. The ASR agreement was structured as a capped ASR agreement in which we paid $750 million and received an initial delivery of approximately 4.4 million shares and an additional amount of 0.9 million shares during the month of September 2016, representing the minimum number of shares of our common stock to be repurchased based on a calculation using a specified capped price per share. We completed the ASR agreement on December 7, 2016 and received an additional 0.9 million shares, which settled on December 12, 2016. We repurchased a total of 6.1 million shares under the ASR agreement for an average purchase price of $122.18 per share. The total number of shares repurchased under the ASR agreement was based on the volume weighted-average share price, minus a discount, of our common stock over the term of the ASR agreement. The repurchased shares are held in Treasury. The ASR agreement was executed under the current share repurchase program, approved on December 4, 2013.

The ASR agreement was accounted for as two transactions: a stock purchase transaction and a forward stock purchase contract. The shares delivered under the ASR agreement resulted in a reduction of our outstanding shares used to determine our weighted average common shares outstanding for purposes of calculating basic and diluted earnings per share. The forward stock purchase contract was classified as an equity instrument.

Redeemable Noncontrolling Interests

The agreement with the minority partners of our S&P Dow Jones Indices LLC partnership contains redemption features whereby interests held by minority partners are redeemable either (i) at the option of the holder or (ii) upon the occurrence of an event that is not solely within our control. Specifically, under the terms of the operating agreement of Indices LLC, after December 31, 2017, CME Group and CME Group Index Services LLC ("CGIS") will have the right at any time to sell, and we are obligated to buy, at least 20% of their share in S&P Dow Jones Indices LLC. In addition, in the event there is a change of control of the Company, for the 15 days following a change in control, CME Group and CGIS will have the right to put their interest to us at the then fair value of CME Group's and CGIS' minority interest.

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

Noncontrolling interests that do not contain such redemption features are presented in equity.

Changes to redeemable noncontrolling interest during the year ended December 31, 2016 were as follows:

(in millions)
Balance as of December 31, 2015	$920
Net income attributable to noncontrolling interest	109
Distributions to noncontrolling interest	(102)
Redemption value adjustment	153
Balance as of December 31, 2016	$1,080

Accumulated Other Comprehensive Loss

The following table summarizes the changes in the components of accumulated other comprehensive loss for the year ended December 31, 2016:

(in millions)	Foreign Currency Translation Adjustment	Pension and Postretirement Benefit Plans		Unrealized Gain (Loss) on Forward Exchange Contracts		Accumulated Other Comprehensive Loss
Balance as of December 31, 2015	$(193)	$(406)		$(1)		$(600)
Other comprehensive income before reclassifications	(139)	(47)		7		(179)
Reclassifications from accumulated other comprehensive loss to net earnings	—	10	[1]	(4)	[2]	6
Net other comprehensive income	(139)	(37)		3		(173)
Balance as of December 31, 2016	$(332)	$(443)		$2		$(773)

[1]	See Note 7 — Employee Benefits for additional details of items reclassed from accumulated other comprehensive loss to net earnings.

[2]	See Note 6 — Derivative Instruments for additional details of items reclassed from accumulated other comprehensive loss to net earnings.

The net actuarial loss and prior service cost related to pension and other postretirement benefit plans included in other comprehensive income is net of a tax provision of $5 million for the year ended December 31, 2016.

10. Earnings (Loss) per Share

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

The calculation for basic and diluted earnings (loss) per share is as follows:

(in millions, except per share data)	Year Ended December 31,
	2016	2015	2014
Amount attributable to S&P Global Inc. common shareholders:
Income (loss) from continuing operations	$2,106	$1,156	$(293)
Income from discontinued operations	—	—	178
Net income (loss) attributable to the Company	$2,106	$1,156	$(115)

Basic weighted-average number of common shares outstanding	262.8	271.6	271.5
Effect of stock options and other dilutive securities	2.4	3.0	—
Diluted weighted-average number of common shares outstanding	265.2	274.6	271.5

Income (loss) from continuing operations:
Basic	$8.02	$4.26	$(1.08)
Diluted	$7.94	$4.21	$(1.08)
Income from discontinued operations:
Basic	$—	$—	$0.66
Diluted	$—	$—	$0.66
Net income (loss):
Basic	$8.02	$4.26	$(0.42)
Diluted	$7.94	$4.21	$(0.42)

Each period we have certain stock options and restricted performance shares that are excluded from the computation of diluted earnings (loss) per share. The effect of the potential exercise of stock options is excluded when the average market price of our common stock is lower than the exercise price of the related option during the period or when a loss from continuing operations exists because the effect would have been antidilutive. Additionally, restricted performance shares are excluded because the necessary vesting conditions had not been met or when a loss from continuing operations exists. As of December 31, 2016 and 2015, there were no stock options excluded as compared to 2.9 million stock options excluded for the year ended December 31, 2014. Additionally, restricted performance shares outstanding of 0.7 million, 0.9 million and 3.2 million as of December 31, 2016, 2015 and 2014, respectively, were excluded.

11. Restructuring

During 2016 and 2015, we continued to evaluate our cost structure and further identified cost savings associated with streamlining our management structure and our decision to exit non-strategic businesses. Our 2016 and 2015 restructuring plans consisted of a company-wide workforce reduction of approximately 230 positions and 550 positions, respectively, and are further detailed below. The charges for each restructuring plan are classified as selling and general expenses within the consolidated statements of income and the reserves are included in other current liabilities in the consolidated balance sheets.

In certain circumstances, reserves are no longer needed because of efficiencies in carrying out the plans or because employees previously identified for separation resigned from the Company and did not receive severance or were reassigned due to circumstances not foreseen when the original plans were initiated. In these cases, we reverse reserves through the consolidated statements of income during the period when it is determined they are no longer needed. There was approximately $7 million of reserves from the 2015 restructuring plan that we have reversed in 2016, which offset the initial charge of $63 million recorded for the 2015 restructuring plan. Also, there was approximately $7 million of reserves from the 2014 restructuring plan that we have reversed in 2015, which offset the initial charge of $86 million recorded for the 2014 restructuring plan.

The initial restructuring charge recorded and the ending reserve balance as of December 31, 2016 by segment is as follows:

	2016 Restructuring Plan		2015 Restructuring Plan
(in millions)	Initial Charge Recorded	Ending Reserve Balance	Initial Charge Recorded	Ending Reserve Balance
Ratings	$14	$10	$18	2
Market and Commodities Intelligence	10	8	34	4
Indices	1	1	—	—
Corporate	5	4	11	4
Total	$30	$23	$63	$10

For the year ended December 31, 2016, we have reduced the reserve for the 2016 restructuring plan by $7 million and for the years ended December 31, 2016 and 2015, we have reduced the reserve for the 2015 restructuring plan by $40 million and $13 million, respectively. The reductions primarily related to cash payments for employee severance costs.

12. Segment and Geographic Information

As discussed in Note 1 – Accounting Policies, we have three reportable segments: Ratings, Market and Commodities Intelligence and Indices.

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

Effective beginning with the fourth quarter of 2016, we realigned certain of our reportable segments to be consistent with changes to our organizational structure and how our Chief Executive Officer evaluates the performance of these segments. Beginning in the fourth quarter of 2016, S&P Global Market Intelligence and S&P Global Platts are included in a new reportable segment named Market and Commodities Intelligence. Our historical segment reporting has been retroactively revised to reflect the current organizational structure.

Segment information for the years ended December 31 is as follows:

(in millions)	Revenue			Operating Profit (Loss)
	2016	2015	2014	2016	2015	2014
Ratings [1]	$2,535	$2,428	$2,455	$1,262	$1,078	$(583)
Market and Commodities Intelligence [2]	2,585	2,376	2,130	1,822	585	518
Indices [3]	639	597	552	412	392	347
Intersegment elimination [4]	(98)	(88)	(86)	—	—	—
Total operating segments	5,661	5,313	5,051	3,496	2,055	282
Unallocated expense [5]	—	—	—	(127)	(138)	(169)
Total	$5,661	$5,313	$5,051	$3,369	$1,917	$113

[1]
Operating profit for the year ended December 31, 2016 primarily includes a benefit related to net legal settlement insurance recoveries of $10 million and restructuring charges of $6 million. Operating profit for the year ended December 31, 2015 includes net legal settlement expenses of $54 million and restructuring charges of $13 million. Operating profit for the year ended December 31, 2014 includes legal and regulatory settlements of $1.6 billion and restructuring charges of $45 million. Additionally, operating profit includes amortization of intangibles from acquisitions of $5 million for the years ended December 31, 2016 and 2015 and $6 million for the year ended December 31, 2014.

[2]
Operating profit for the year ended December 31, 2016 includes a $1.1 billion gain from our dispositions, disposition-related costs of $48 million, a technology-related impairment charge of $24 million and an acquisition-related cost of $1 million. Operating profit for the year ended December 31, 2015 includes acquisition-related costs related to the acquisition of SNL of $37 million and costs identified operating efficiencies primarily related to restructuring of $33 million. Operating profit for the year ended December 31, 2014 includes restructuring charges of $25 million. Additionally, operating profit includes amortization of intangibles from acquisitions of $85 million, $57 million and $37 million for the years ended December 31, 2016, 2015, and 2014, respectively.

[3]
Operating profit for the year ended December 31, 2014 includes the impact of professional fees largely related to corporate development activities of $4 million. Additionally, operating profit includes amortization of intangibles from acquisitions of $6 million for the year ended December 31, 2016 and $5 million for the years ended December 31, 2015 and 2014.

[4]
Revenue for Ratings and expenses for Market and Commodities Intelligence include an intersegment royalty charged to Market and Commodities Intelligence for the rights to use and distribute content and data developed by Ratings.

[5]
The year ended December 31, 2016 includes $3 million from a disposition-related reserve release. The year ended December 31, 2015 includes a gain of $11 million related to the sale of our interest in a legacy McGraw Hill Construction investment and costs related to identified operating efficiencies primarily related to restructuring of $10 million. The year ended December 31, 2014 includes restructuring charges of $16 million.

(in millions)	Depreciation & Amortization			Capital Expenditures
	2016	2015	2014	2016	2015	2014
Ratings	$34	$43	$43	$42	$48	$33
Market and Commodities Intelligence	131	99	74	57	78	49
Indices	8	8	7	3	4	2
Total operating segments	173	150	124	102	130	84
Corporate	8	7	10	13	9	8
Total	$181	$157	$134	$115	$139	$92

Segment information as of December 31 is as follows:

(in millions)	Total Assets
	2016	2015
Ratings	$612	$620
Market and Commodities Intelligence	4,104	4,011
Indices	1,247	1,181
Total operating segments	5,963	5,812
Corporate [1]	2,699	1,868
Assets of a business held for sale [2]	7	503
Total	$8,669	$8,183

[1]	Corporate assets consist principally of cash and cash equivalents, assets for pension benefits, deferred income taxes and leasehold improvements related to subleased areas.

[2]	Includes QuantHouse and J.D. Power as of December 31, 2016 and 2015, respectively.

We have operations with foreign revenue and long-lived assets in approximately 95 countries. We do not have operations in any foreign country that represent more than 8% of our consolidated revenue. Transfers between geographic areas are recorded at agreed upon prices and intercompany revenue and profit are eliminated. No single customer accounted for more than 10% of our consolidated revenue.

The following provides revenue and long-lived assets by geographic region:

(in millions)	Revenue			Long-lived Assets
	Year ended December 31,			December 31,
	2016	2015	2014	2016	2015
U.S.	$3,461	$3,202	$2,911	$4,335	$4,198
European region	1,330	1,265	1,316	341	419
Asia	575	566	528	58	63
Rest of the world	295	280	296	46	50
Total	$5,661	$5,313	$5,051	$4,780	$4,730

	Revenue			Long-lived Assets
	Year ended December 31,			December 31,
	2016	2015	2014	2016	2015
U.S.	61%	60%	58%	91%	89%
European region	24	24	26	7	9
Asia	10	11	10	1	1
Rest of the world	5	5	6	1	1
Total	100%	100%	100%	100%	100%

See Note 2 – Acquisitions and Divestitures and Note 11 – Restructuring, for actions that impacted the segment operating results.

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

Rental expense for property and equipment under all operating lease agreements is as follows:

(in millions)	Year ended December 31,
	2016	2015	2014
Gross rental expense	$179	$182	$199
Less: sublease revenue	(16)	(14)	(16)
Less: Rock-McGraw rent credit	—	(4)	(23)
Net rental expense	$163	$164	$160

In December of 2003, we sold our 45% equity investment in Rock-McGraw, Inc., which owned our then headquarters building in New York City, and remained an anchor tenant by concurrently leasing back space from the buyer through 2020. Proceeds from the disposition were $382 million and the sale resulted in a pre-tax gain, net of transaction costs, of $131 million ($58 million after-tax) upon disposition. As a result of the amount of building space we retained through our leaseback, a pre-tax gain of $212 million ($126 million after-tax) was deferred upon the disposition in 2003. In December of 2013, we entered into an arrangement with the buyer to shorten the lease to December of 2015 in exchange for approximately $60 million which was recorded as a reduction to the unrecognized deferred gain from the sale. The remaining gain was amortized over the remaining lease term as a reduction in rent expense. The amount of gain recognized for the years ended December 31, 2015 and 2014 was $4 million and $21 million, respectively. The lease terminated in December of 2015.

Cash amounts for future minimum rental commitments under existing non-cancelable leases with a remaining term of more than one year, along with minimum sublease rental income to be received under non-cancelable subleases are shown in the following table.

(in millions)	Rent commitment	Sublease income	Net rent
2017	$116	$(17)	$99
2018	110	(17)	93
2019	100	(17)	83
2020	73	(3)	70
2021	63	—	63
2022 and beyond	540	—	540
Total	$1,002	$(54)	$948

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

With respect to the matters identified below, we have recognized a liability when both (a) information available indicates that it is probable that a liability has been incurred as of the date of these financial statements and (b) the amount of loss can reasonably be estimated.

S&P Global Ratings
Financial Crisis Litigation
The Company and its subsidiaries continue to defend civil cases brought by private and public plaintiffs arising out of ratings activities prior to and during the global financial crisis of 2008-2009. Included in these civil cases are seven lawsuits in Australia against the Company and Standard & Poor’s International, LLC relating to alleged investment losses in collateralized debt obligations (“CDOs”) rated by S&P Global Ratings. Discovery in certain of these cases, including the Australia matters, is ongoing. We can provide no assurance that we will not be obligated to pay significant amounts in order to resolve these matters on terms deemed acceptable.

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

Trani Prosecutorial Proceeding
The prosecutor in the Italian city of Trani has obtained criminal indictments against several current and former S&P Global Ratings managers and ratings analysts for alleged market manipulation, and against Standard & Poor’s Credit Market Services Europe under Italy’s vicarious liability statute, for having allegedly failed to properly supervise the ratings analysts and prevent them from committing market manipulation. The prosecutor’s theories are based on various actions by S&P Global Ratings taken with respect to Italian sovereign debt between May of 2011 and January of 2012. Trial commenced in February of 2015 and closing arguments are scheduled for January and February of 2017. Apart from criminal penalties that might be imposed following a conviction, such conviction could also lead to civil damages claims and other sanctions against Standard & Poor’s Credit Market Services Europe or the Company. Such claims and sanctions cannot be quantified at this stage.

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

The court notified the parties in August of 2016 that it will be issuing written decisions on the outstanding motions to dismiss without oral argument.  In December 2016, the court issued two orders granting the motions to dismiss in both the North Miami Beach and the Grika matters. In January 2017, the plaintiffs in the North Miami Beach and Grika matters filed notices of appeal of the court’s dismissal of those actions.

14.	Related Party Transactions

On July 31, 2014, we completed the sale of the Company's aircraft to Harold W. McGraw III, then Chairman of the Company's Board of Directors and former President and CEO of the Company ("Mr. McGraw") for a purchase price of $20 million, which was modestly higher than the independent appraisal obtained. This transaction was approved by the Nominating and Corporate Governance Committee of the Company's Board of Directors after consultation with members of the Financial Policy Committee. During the second quarter of 2014, we recorded a non-cash impairment charge of $6 million in (gain) loss on dispositions in our consolidated statement of income as a result of the pending sale.

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

In June of 2012, we entered into a license agreement (the "License Agreement") with the holder of S&P Dow Jones Indices LLC noncontrolling interest, CME Group, which replaced the 2005 license agreement between Indices and CME Group. Under the terms of the License Agreement, S&P Dow Jones Indices LLC receives a share of the profits from the trading and clearing of CME Group's equity index products. During the years ended December 31, 2016, 2015 and 2014, S&P Dow Jones Indices LLC earned $76 million, $63 million and $52 million of revenue under the terms of the License Agreement, respectively. The entire amount of this revenue is included in our consolidated statement of income and the portion related to the 27% noncontrolling interest is removed in net income attributable to noncontrolling interests.

15. Quarterly Financial Information (Unaudited)

(in millions, except per share data)	First quarter	Second quarter	Third quarter	Fourth quarter	Total year
2016 (1)
Revenue	$1,341	$1,482	$1,439	$1,399	$5,661
Operating profit	$512	$651	$1,348	$857	$3,369
Net income	$323	$412	$923	$569	$2,228
Net income attributable to S&P Global common shareholders	$294	$383	$892	$537	$2,106

Earnings per share attributable to S&P Global Inc. common shareholders:
Net income:
Basic	$1.11	$1.45	$3.39	$2.07	$8.02
Diluted	$1.10	$1.44	$3.36	$2.05	$7.94

2015
Revenue	$1,273	$1,342	$1,324	$1,374	$5,313
Operating profit	$501	$582	$410	$424	$1,917
Net income	$329	$381	$281	$276	$1,268
Net income attributable to S&P Global common shareholders	$303	$353	$252	$248	$1,156

Earnings per share attributable to S&P Global Inc. common shareholders:
Net income:
Basic	$1.11	$1.29	$0.93	$0.92	$4.26
Diluted	$1.10	$1.28	$0.92	$0.91	$4.21
Note - Totals presented may not sum due to rounding.

[1]
The third quarter of 2016 and the fourth of 2016 include a pre-tax gain on our dispositions of $722 million ($521 million after-tax) and $379 million ($297 million after-tax), respectively. See Note 2 – Acquisitions and Divestitures for further information.

16. Condensed Consolidating Financial Statements

On September 22, 2016, we issued $500 million of 2.95% senior notes due in 2027. On May 26, 2015, we issued $700 million of 4.0% senior notes due in 2025. On August 18, 2015, we issued $2.0 billion of senior notes, consisting of $400 million of 2.5% senior notes due in 2018, $700 million of 3.3% senior notes due in 2020 and $900 million of 4.4% senior notes due in 2026. See Note 5 — Debt for additional information.

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

	Statement of Income
	Year Ended December 31, 2016
(in millions)	S&P Global Inc.	Standard & Poor's Financial Services LLC	Non-Guarantor Subsidiaries	Eliminations	S&P Global Inc. Consolidated
Revenue	$667	$1,513	$3,607	$(126)	$5,661
Expenses:
Operating-related expenses	109	451	1,335	(126)	1,769
Selling and general expenses	113	243	1,087	—	1,443
Depreciation	38	9	38	—	85
Amortization of intangibles	—	—	96	—	96
Total expenses	260	703	2,556	(126)	3,393
Gain on dispositions	(1,072)	—	(29)	—	(1,101)
Operating profit	1,479	810	1,080	—	3,369
Interest expense (income), net	191	—	(10)	—	181
Non-operating intercompany transactions	356	(83)	(941)	668	—
Income before taxes on income	932	893	2,031	(668)	3,188
Provision for taxes on income	275	420	265	—	960
Equity in net income of subsidiaries	2,412	294	—	(2,706)	—
Net income	3,069	767	1,766	(3,374)	2,228
Less: net income attributable to noncontrolling interests	—	—	—	(122)	(122)
Net income attributable to S&P Global Inc.	$3,069	$767	$1,766	$(3,496)	$2,106
Comprehensive income	$3,099	$767	$1,563	$(3,374)	$2,055

	Statement of Income
	Year Ended December 31, 2015
(in millions)	S&P Global Inc.	Standard & Poor's Financial Services LLC	Non-Guarantor Subsidiaries	Eliminations	S&P Global Inc. Consolidated
Revenue	$624	$2,141	$2,663	$(115)	$5,313
Expenses:
Operating-related expenses	119	737	959	(115)	1,700
Selling and general expenses	202	254	1,094	—	1,550
Depreciation	40	18	32	—	90
Amortization of intangibles	—	—	67	—	67
Total expenses	361	1,009	2,152	(115)	3,407
Gain on dispositions	—	—	(11)	—	(11)
Operating profit	263	1,132	522	—	1,917
Interest expense (income), net	112	—	(10)	—	102
Non-operating intercompany transactions	282	222	(504)	—	—
(Loss) income before taxes on income	(131)	910	1,036	—	1,815
(Benefit) provision for taxes on income	(107)	358	296	—	547
Equity in net income of subsidiaries	1,473	272	—	(1,745)	—
Net income	1,449	824	740	(1,745)	1,268
Less: net income from continuing operations attributable to noncontrolling interests	—	—	—	(112)	(112)
Net income attributable to S&P Global Inc.	$1,449	$824	$740	$(1,857)	$1,156
Comprehensive income	$1,446	$822	$655	$(1,741)	$1,182

	Statement of Income
	Year Ended December 31, 2014
(in millions)	S&P Global Inc.	Standard & Poor's Financial Services LLC	Non-Guarantor Subsidiaries	Eliminations	S&P Global Inc. Consolidated
Revenue	$598	$2,043	$2,525	$(115)	$5,051
Expenses:
Operating-related expenses	117	764	885	(115)	1,651
Selling and general expenses	257	1,975	912	—	3,144
Depreciation	41	17	28	—	86
Amortization of intangibles	4	—	44	—	48
Total expenses	419	2,756	1,869	(115)	4,929
Loss on dispositions	3	—	6	—	9
Operating profit (loss)	176	(713)	650	—	113
Interest expense (income), net	66	—	(7)	—	59
Non-operating intercompany transactions	193	38	(231)	—	—
(Loss) income from continuing operations before taxes on income	(83)	(751)	888	—	54
(Benefit) provision for taxes on income	(22)	16	251	—	245
Equity in net (loss) income of subsidiaries	(443)	248	—	195	—
(Loss) income from continuing operations	(504)	(519)	637	195	(191)
Discontinued operations, net of tax:
Income from discontinued operations	18	—	—	—	18
Gain on sale of discontinued operations	160	—	—	—	160
Discontinued operations, net	178	—	—	—	178
Net (loss) income	$(326)	$(519)	$637	$195	$(13)
Less: net income from continuing operations attributable to noncontrolling interests	—	—	—	(102)	(102)
Net (loss) income attributable to S&P Global Inc.	$(326)	$(519)	$637	$93	$(115)
Comprehensive income	$(495)	$(544)	$513	$195	$(331)

	Balance Sheet
	December 31, 2016
(in millions)	S&P Global Inc.	Standard & Poor's Financial Services LLC	Non-Guarantor Subsidiaries	Eliminations	S&P Global Inc. Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$711	$—	$1,681	$—	$2,392
Accounts receivable, net of allowance for doubtful accounts	138	131	853		1,122
Intercompany receivable	(165)	837	870	(1,542)	—
Prepaid and other current assets	77	2	72	(1)	150
Assets of a business held for sale	—	—	7	—	7
Total current assets	761	970	3,483	(1,543)	3,671
Property and equipment, net of accumulated depreciation	159	1	111		271
Goodwill	261	—	2,679	9	2,949
Other intangible assets, net	—	—	1,506	—	1,506
Investments in subsidiaries	5,464	680	7,826	(13,970)	—
Intercompany loans receivable	17	—	1,354	(1,371)	—
Other non-current assets	134	24	114	—	272
Total assets	$6,796	$1,675	$17,073	$(16,875)	$8,669
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$73	$22	$88	$—	$183
Intercompany payable	1,324	40	177	(1,541)	—
Accrued compensation and contributions to retirement plans	129	69	211	—	409
Income taxes currently payable	43	—	52	—	95
Unearned revenue	273	191	1,045	—	1,509
Accrued legal and regulatory settlements	2	3	51		56
Other current liabilities	163	(54)	205	—	314
Liabilities of a business held for sale	—	—	45	—	45
Total current liabilities	2,007	271	1,874	(1,541)	2,611
Long-term debt	3,564	—	—	—	3,564
Intercompany loans payable	11	—	1,360	(1,371)	—
Pension and other postretirement benefits	196	—	78	—	274
Other non-current liabilities	52	74	314	(1)	439
Total liabilities	5,830	345	3,626	(2,913)	6,888
Redeemable noncontrolling interest				1,080	1,080
Equity:
Common stock	412	—	2,460	(2,460)	412
Additional paid-in capital	(174)	1,154	10,485	(10,963)	502
Retained income	9,721	176	1,034	(1,721)	9,210
Accumulated other comprehensive loss	(292)	—	(525)	44	(773)
Less: common stock in treasury	(8,701)	—	(7)	7	(8,701)
Total equity - controlling interests	966	1,330	13,447	(15,093)	650
Total equity - noncontrolling interests				51	51
Total equity	966	1,330	13,447	(15,042)	701
Total liabilities and equity	$6,796	$1,675	$17,073	$(16,875)	$8,669

	Balance Sheet
	December 31, 2015
(in millions)	S&P Global Inc.	Standard & Poor's Financial Services LLC	Non-Guarantor Subsidiaries	Eliminations	S&P Global Inc. Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$167	$—	$1,314	$—	$1,481
Accounts receivable, net of allowance for doubtful accounts	116	319	556	—	991
Intercompany receivable	208	1,872	1,273	(3,353)	—
Deferred income taxes	75	10	24	—	109
Prepaid and other current assets	120	13	80	(1)	212
Assets of a business held for sale	4	—	499	—	503
Total current assets	690	2,214	3,746	(3,354)	3,296
Property and equipment, net of accumulated depreciation	141	3	126	—	270
Goodwill	17	40	2,816	9	2,882
Other intangible assets, net	—	—	1,522	—	1,522
Investments in subsidiaries	4,651	659	7,316	(12,626)	—
Intercompany loans receivable	16	368	1,733	(2,117)	—
Other non-current assets	67	19	127	—	213
Total assets	$5,582	$3,303	$17,386	$(18,088)	$8,183
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$71	$54	$81	$—	$206
Intercompany payable	2,144	675	535	(3,354)	—
Accrued compensation and contributions to retirement plans	127	89	167	—	383
Short-term debt	143	—	—	—	143
Income taxes currently payable	1	—	55	—	56
Unearned revenue	254	586	582	(1)	1,421
Accrued legal and regulatory settlements	—	115	6	—	121
Other current liabilities	190	(50)	232	—	372
Liabilities of a business held for sale	80	—	126	—	206
Total current liabilities	3,010	1,469	1,784	(3,355)	2,908
Long-term debt	3,468	—	—	—	3,468
Intercompany loans payable	21	—	2,096	(2,117)	—
Pension and other postretirement benefits	230	—	46	—	276
Other non-current liabilities	(25)	98	295	—	368
Total liabilities	6,704	1,567	4,221	(5,472)	7,020
Redeemable noncontrolling interest	—	—	—	920	920
Equity:
Common stock	412	—	2,337	(2,337)	412
Additional paid-in capital	(184)	1,179	10,174	(10,694)	475
Retained income	6,701	557	987	(609)	7,636
Accumulated other comprehensive loss	(322)	—	(322)	44	(600)
Less: common stock in treasury	(7,729)	—	(12)	12	(7,729)
Total equity - controlling interests	(1,122)	1,736	13,164	(13,584)	194
Total equity - noncontrolling interests	—	—	1	48	49
Total equity	(1,122)	1,736	13,165	(13,536)	243
Total liabilities and equity	$5,582	$3,303	$17,386	$(18,088)	$8,183

	Statement of Cash Flows
	Year Ended December 31, 2016
(in millions)	S&P Global Inc.	Standard & Poor's Financial Services LLC	Non-Guarantor Subsidiaries	Eliminations	S&P Global Inc. Consolidated
Operating Activities:
Net income	$3,069	$767	$1,766	$(3,374)	$2,228
Adjustments to reconcile net income to cash provided by operating activities from continuing operations:
Depreciation	38	9	38	—	85
Amortization of intangibles	—	—	96	—	96
Provision for losses on accounts receivable	1	—	8	—	9
Deferred income taxes	16	(9)	72	—	79
Stock-based compensation	22	17	37	—	76
Gain on dispositions	(1,072)	—	(29)	—	(1,101)
Accrued legal and regulatory settlements	3	1	50	—	54
Other	48	5	(23)	—	30
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	(24)	187	(340)	—	(177)
Prepaid and current assets	(9)	10	(3)	—	(2)
Accounts payable and accrued expenses	(53)	(39)	66	—	(26)
Unearned revenue	19	(395)	483	—	107
Accrued legal and regulatory settlement	—	(108)	(42)	—	(150)
Other current liabilities	(29)	(27)	35	—	(21)
Net change in prepaid/accrued income taxes	99	—	33	—	132
Net change in other assets and liabilities	(9)	38	16	—	45
Cash provided by operating activities from continuing operations	2,119	456	2,263	(3,374)	1,464
Investing Activities:
Capital expenditures	(68)	(15)	(32)	—	(115)
Acquisitions, net of cash acquired	(144)	—	(33)	—	(177)
Proceeds from dispositions	1,422	—	76	—	1,498
Changes in short-term investments	—	—	(1)	—	(1)
Cash provided by (used for) investing activities from continuing operations	1,210	(15)	10	—	1,205
Financing Activities:
Payments on short-term debt, net	(143)	—	—	—	(143)
Proceeds from issuance of senior notes, net	493	—	—	—	493
Payments on senior notes	(421)	—	—	—	(421)
Dividends paid to shareholders	(380)	—	—	—	(380)
Dividends and other payments paid to noncontrolling interests	—	—	(116)	—	(116)
Contingent consideration payments	(5)	—	(34)	—	(39)
Repurchase of treasury shares	(1,123)	—	—	—	(1,123)
Exercise of stock options	86	—	2	—	88
Excess tax benefits from share-based payments	41	—	—	—	41
Intercompany financing activities	(1,333)	(441)	(1,600)	3,374	—
Cash used for financing activities from continuing operations	(2,785)	(441)	(1,748)	3,374	(1,600)
Effect of exchange rate changes on cash from continuing operations	—	—	(158)	—	(158)
Net change in cash and cash equivalents	544	—	367	—	911
Cash and cash equivalents at beginning of year	167	—	1,314	—	1,481
Cash and cash equivalents at end of year	$711	$—	$1,681	$—	$2,392

	Statement of Cash Flows
	Year Ended December 31, 2015
(in millions)	S&P Global Inc.	Standard & Poor's Financial Services LLC	Non-Guarantor Subsidiaries	Eliminations	S&P Global Inc. Consolidated
Operating Activities:
Net income	$1,449	$824	$740	$(1,745)	$1,268
Adjustments to reconcile income from continuing operations to cash provided by (used for) operating activities from continuing operations:
Depreciation	40	18	32	—	90
Amortization of intangibles	—	—	67	—	67
Provision for losses on accounts receivable	1	1	6	—	8
Deferred income taxes	33	290	(43)	—	280
Stock-based compensation	23	24	31	—	78
Gain on dispositions	—	—	(11)	—	(11)
Accrued legal and regulatory settlements	—	110	9	—	119
Other	23	16	18	—	57
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	3	(27)	(94)	—	(118)
Prepaid and current assets	(13)	14	(5)	—	(4)
Accounts payable and accrued expenses	(75)	(34)	17	—	(92)
Unearned revenue	(5)	66	68	—	129
Accrued legal and regulatory settlement	—	(1,624)	—	—	(1,624)
Other current liabilities	(32)	(35)	(11)	—	(78)
Net change in prepaid/accrued income taxes	(54)	—	115	—	61
Net change in other assets and liabilities	78	8	(121)	—	(35)
Cash provided by (used for) operating activities from continuing operations	1,471	(349)	818	(1,745)	195
Investing Activities:
Capital expenditures	(67)	(10)	(62)	—	(139)
Acquisitions, net of cash acquired	(2,243)	—	(153)	—	(2,396)
Proceeds from dispositions	—	—	14	—	14
Changes in short-term investments	—	—	(4)	—	(4)
Cash used for investing activities from continuing operations	(2,310)	(10)	(205)	—	(2,525)
Financing Activities:
Additions to short-term debt, net	143	—	—	—	143
Proceeds from issuance of senior notes, net	2,674	—	—	—	2,674
Dividends paid to shareholders	(363)	—	—	—	(363)
Dividends and other payments paid to noncontrolling interests	—	—	(104)	—	(104)
Contingent consideration payments	(5)	—	—	—	(5)
Repurchase of treasury shares	(974)	—	—	—	(974)
Exercise of stock options	80	—	6	—	86
Purchase of additional CRISIL shares	—	—	(16)	—	(16)
Excess tax benefits from share-based payments	69	—	—	—	69
Intercompany financing activities	(2,020)	359	(84)	1,745	—
Cash (used for) provided by financing activities from continuing operations	(396)	359	(198)	1,745	1,510
Effect of exchange rate changes on cash from continuing operations	—	—	(67)	—	(67)
Cash (used for) provided by continuing operations	(1,235)	—	348	—	(887)
Discontinued Operations:
Cash used for operating activities	—	—	(129)	—	(129)
Cash used for discontinued operations	—	—	(129)	—	(129)
Net change in cash and cash equivalents	(1,235)	—	219	—	(1,016)
Cash and cash equivalents at beginning of year	1,402	—	1,095	—	2,497
Cash and cash equivalents at end of year	$167	$—	$1,314	$—	$1,481

	Statement of Cash Flows
	Year Ended December 31, 2014
(in millions)	S&P Global Inc.	Standard & Poor's Financial Services LLC	Non-Guarantor Subsidiaries	Eliminations	S&P Global Inc. Consolidated
Operating Activities:
Net (loss) income	$(326)	$(519)	$637	$195	$(13)
Less: discontinued operations, net	178	—	—	—	178
(Loss) income from continuing operations	(504)	(519)	637	195	(191)
Adjustments to reconcile (loss) income from continuing operations to cash (used for) provided by operating activities from continuing operations:
Depreciation	41	17	28	—	86
Amortization of intangibles	4	—	44	—	48
Provision for losses on accounts receivable	—	5	6	—	11
Deferred income taxes	42	(272)	(15)	—	(245)
Stock-based compensation	31	34	35	—	100
Loss on dispositions	3	—	6	—	9
Accrued legal and regulatory settlements	—	1,587	—	—	1,587
Other	18	39	14	—	71
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	(11)	47	(45)	—	(9)
Prepaid and current assets	(42)	(17)	52	—	(7)
Accounts payable and accrued expenses	(83)	(47)	—	—	(130)
Unearned revenue	8	26	44	—	78
Accrued legal and regulatory settlement	—	(35)	—	—	(35)
Other current liabilities	(51)	45	(10)	—	(16)
Net change in prepaid/accrued income taxes	13	3	(109)	—	(93)
Net change in other assets and liabilities	(131)	5	71	—	(55)
Cash (used for) provided by operating activities from continuing operations	(662)	918	758	195	1,209
Investing Activities:
Capital expenditures	(26)	(14)	(52)	—	(92)
Acquisitions, net of cash acquired	—	—	(71)	—	(71)
Proceeds from dispositions	63	—	20	—	83
Changes in short-term investments	—	—	15	—	15
Cash provided by (used for) investing activities from continuing operations	37	(14)	(88)	—	(65)
Financing Activities:
Dividends paid to shareholders	(326)	—	—	—	(326)
Dividends and other payments paid to noncontrolling interests	—	—	(84)	—	(84)
Contingent consideration payments	—	—	(11)	—	(11)
Repurchase of treasury shares	(362)	—	—	—	(362)
Exercise of stock options	184	—	9	—	193
Excess tax benefits from share-based payments	128	—	—	—	128
Intercompany financing activities	1,377	(904)	(278)	(195)	—
Cash provided by (used for) financing activities from continuing operations	1,001	(904)	(364)	(195)	(462)
Effect of exchange rate changes on cash from continuing operations	3	—	(68)	—	(65)
Cash provided by continuing operations	379	—	238	—	617
Discontinued Operations:
Cash provided by operating activities	18	—	—	—	18
Cash provided by investing activities	320	—	—	—	320
Cash provided by discontinued operations	338	—	—	—	338
Net change in cash and cash equivalents	717	—	238	—	955
Cash and cash equivalents at beginning of year	685	—	857	—	1,542
Cash and cash equivalents at end of year	$1,402	$—	$1,095	$—	$2,497

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

As of December 31, 2016, an evaluation was performed under the supervision and with the participation of management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the U.S. Securities Exchange Act of 1934). Based on that evaluation, management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2016.

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

3.
Based on management’s evaluation under this framework, management has concluded that our internal controls over financial reporting were effective as of December 31, 2016. There are no material weaknesses in our internal control over financial reporting that have been identified by management.

4.
Our independent registered public accounting firm, Ernst & Young LLP, has audited our consolidated financial statements for the year ended December 31, 2016, and has issued their reports on the financial statements and the effectiveness of our internal control over financial reporting. These reports are located on pages 53 and 54 of this Annual Report on Form 10-K.

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

Revenue in 2016 attributable to the transactions or dealings by the Company described below was approximately $790,900 with net profit from such sales being a fraction of the revenues.

During 2016, one of the Company’s divisions, a provider of energy-related information in over 150 countries, sold information and informational materials, which are generally exempt from U.S. economic sanctions, to fifteen subscribers that are owned or controlled, or appear to be owned or controlled, by the Government of Iran (the “GOI”), including one that was also designated by the Treasury Department’s Office of Foreign Assets Control (“OFAC”) pursuant to Executive Order 13382 for part of the first quarter of 2016. The Company, among other things, offers customers that subscribe to its publications access to proprietary data, analytics, and industry information that enable commodities markets to perform with greater transparency and efficiency. This division provided such data related to the energy and petrochemicals markets to the subscribers referenced above, generating revenue that was a de minimis portion of both the division's and the Company’s revenue. One of the subscribers is designated by OFAC as a GOI entity and was, until January 16, 2016, designated by OFAC pursuant to Executive Order 13382; seven of the subscribers are designated by OFAC as GOI entities; and seven appear, based on publicly available information, to be owned or controlled by GOI entities. We believe that these transactions were permissible under U.S. sanctions pursuant to certain statutory and regulatory exemptions for the exportation of information and informational materials. The Company will continue to monitor its provision of products and services to these Iranian customers so that such activity continues to be permissible under U.S. sanctions.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information about our directors is contained under the caption “Board of Directors and Corporate Governance-Director Biographies” in our Proxy Statement for our 2017 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2016 (the “2017 Proxy Statement”) and is incorporated herein by reference.
The information under the heading “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K is also incorporated herein by reference.
Code of Ethics

We have adopted a Code of Ethics that applies to our CEO, CFO, chief accounting officer and senior financial officers. To access such code, go to the Corporate Governance section of our Investor Relations website at http://investor.spglobal.com. Any waivers that may in the future be granted from such Code will be posted at such website address. In addition to our Code of Ethics for the CEO and senior financial officers noted above, the following documents may be found on our website at the above website address:

•	Code of Business Ethics for all employees;

•	Code of Business Conduct and Ethics for Directors;

•	Employee Complaint Procedures (Accounting and Auditing Matters);

•	Certificate of Incorporation;

•	By-Laws;

•	Corporate Governance Guidelines;

•	Audit Committee Charter;

•	Compensation and Leadership Development Committee Charter;

•	Nominating and Corporate Governance Committee Charter;

•	Financial Policy Committee Charter; and

•	Executive Committee Charter.

The foregoing documents are also available in print, free of charge, to any shareholder who requests them. Requests for printed copies may be e-mailed to corporate.secretary@spglobal.com or mailed to the Corporate Secretary, S&P Global Inc., 55 Water Street, New York, NY 10041-0001.

Information about the procedures by which security holders may recommend nominees to our Board of Directors can be found in our 2017 Proxy Statement under the caption “Board of Directors and Corporate Governance-Committees of the Board of Directors-Nominating and Corporate Governance Committee” and is incorporated herein by reference.
Information concerning the composition of the Audit Committee and our Audit Committee financial experts is contained in our 2017 Proxy Statement under the caption “Board of Directors and Corporate Governance-Committees of the Board of Directors-Audit Committee” and is incorporated herein by reference.
New York Stock Exchange Certification

Promptly following the 2017 annual meeting of shareholders, we intend to file with the NYSE the CEO certification regarding our compliance with the NYSE’s corporate governance listing standards as required by NYSE Rule 303A.12. Last year, we filed this CEO certification with the NYSE on June 1, 2016.

Item 11. Executive Compensation

Information about director and executive officer compensation, Compensation Committee interlocks and the Compensation Committee Report is contained in our 2017 Proxy Statement under the captions “2016 Director Compensation,” “Board of Directors and Corporate Governance-Compensation Committee Interlocks and Insider Participation,” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Set forth below is information with respect to securities authorized for issuance under equity compensation plans:
The following table details our equity compensation plans as of December 31, 2016:

	Equity Compensation Plans’ Information
	(a)		(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	3,836,841		$43.36	33,597,670
Equity compensation plans not approved by security holders	—		—	—
Total	3,836,841	[1]	$43.36	33,597,670	[2,3]

[1]	Shares to be issued upon exercise of outstanding options under our Stock Incentive Plans.

[2]
Included in this number are 68,910 shares reserved for issuance under the Director Deferred Stock Ownership Plan. The remaining 33,528,760 shares are reserved for issuance under the 2002 Stock Incentive Plan (the “2002 Plan”) for Performance Stock, Restricted Stock, Other Stock-Based Awards, Stock Options and Stock Appreciation Rights.

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

Information on the number of shares our common stock beneficially owned by each director and named executive officer, by all directors and executive officers as a group and on each beneficial owner of more than 5% of our common stock is contained under the caption “Ownership of Company Stock” in our 2017 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information with respect to certain relationships and related transactions and director independence is contained under the captions “Board of Directors and Corporate Governance-Transactions with Related Persons” in our 2017 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

During the year ended December 31, 2016, Ernst & Young LLP audited the consolidated financial statements of the Registrant and its subsidiaries.

Information on our Audit Committee’s pre-approval policy for audit services and information on our principal accountant fees and services is contained in our 2017 Proxy Statement under the caption “Independent Registered Public Accounting Firm’s Fees and Services” and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Documents filed as part of this Annual Report on Form 10-K:

1.	Financial Statements

•	Reports of Independent Registered Public Accounting Firm

•	Consolidated Statements of Income for the three years ended December 31, 2016

•	Consolidated Statements of Comprehensive Income for the three years ended December 31, 2016

•	Consolidated Balance Sheets as of December 31, 2016 and 2015

•	Consolidated Statements of Cash Flows for the three years ended December 31, 2016

•	Consolidated Statements of Equity for the three years ended December 31, 2016

•	Notes to the Consolidated Financial Statements

2.	Financial Schedule

•	Schedule II—Valuation and Qualifying Accounts

All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

3.
Exhibits – The exhibits filed as part of this Annual Report on Form 10-K are listed in the Exhibit Index immediately preceding such Exhibits, and such Exhibit Index is incorporated herein by reference.

S&P Global
Schedule II – Valuation and Qualifying Accounts
(in millions)

Additions/(deductions)	Balance at beginning of year	Net charges to income	Deductions and other [1]	Balance at end of year
Year ended December 31, 2016
Allowance for doubtful accounts	$37	$8	$(17)	$28

Year ended December 31, 2015
Allowance for doubtful accounts	$38	$12	$(13)	$37

Year ended December 31, 2014
Allowance for doubtful accounts	$50	$2	$(14)	$38

[1]	Primarily includes uncollectible accounts written off, net of recoveries, impact of acquisitions and divestitures and adjustments for foreign currency translation.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

S&P Global Inc.
Registrant

By:

/s/ Douglas L. Peterson
Douglas L. Peterson
President and Chief Executive Officer

February 9, 2017

Each individual whose signature appears below constitutes and appoints Douglas L. Peterson and Ewout L. Steenbergen, and each of them singly, his or her true and lawful attorneys-in-fact and agents with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-K filed with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all the said attorneys-in-fact and agents or any of them or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on February 9, 2017 on behalf of the Registrant by the following persons who signed in the capacities as set forth below under their respective names.

/s/ Douglas L. Peterson
Douglas L. Peterson
President and Chief Executive Officer and Director

/s/ Ewout L. Steenbergen
Ewout L. Steenbergen
Executive Vice President and Chief Financial Officer

/s/ Robert J. MacKay
Robert J. MacKay
Senior Vice President and Corporate Controller

/s/ Charles E. Haldeman, Jr.
Charles E. Haldeman, Jr.
Chairman of the Board and Director

/s/ Sir Winfried F.W. Bischoff
Sir Winfried F.W. Bischoff
Director

/s/ William D. Green
William D. Green
Director

/s/ Stephanie C. Hill
Stephanie C. Hill
Director

/s/ Rebecca Jacoby
Rebecca Jacoby
Director

/s/ Monique F. Leroux
Monique F. Leroux
Director

/s/ Maria R. Morris
Maria R. Morris
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

(2.4)
Stock and Asset Purchase Agreement between McGraw Hill Financial, Inc. and Jefferson Bidco Inc., dated as of April 15, 2016, incorporated by reference from the Registrant's Form 10-K filed July 28, 2016.

(3.1)	Amended and Restated Certificate of Incorporation of Registrant, incorporated by reference from Registrant’s Form 8-K filed April 29, 2016.

(3.2)	By-Laws of Registrant, as amended and restated on April 27, 2016, incorporated by reference from the Registrant’s Form 8-K filed April 29, 2016.

(4.1)	Indenture dated as of November 2, 2007 between the Registrant, as issuer, and The Bank of New York, as trustee, incorporated by reference from Registrant’s Form 8-K filed November 2, 2007.

(4.2)	First Supplemental Indenture, dated January 1, 2009, between the Company and The Bank of New York Mellon, as trustee, incorporated by reference from Registrant’s Form 8-K filed January 2, 2009.

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

(4.6)
Third Supplemental Indenture dated as of September 22, 2016, among S&P Global Inc., Standard & Poor’s Financial Services LLC and U.S. Bank National Association, as trustee, incorporated by reference from the Registrant's Form 8-K filed on September 22, 2016.

(4.7)	Form of 2.500% Senior Note due 2018, as incorporated by reference from the Registrant’s Form 10-K for the fiscal year ended December 31, 2015.

(4.8)	Form of 3.300% Senior Note due 2020, as incorporated by reference from the Registrant’s Form 10-K for the fiscal year ended December 31, 2015.

(4.9)	Form of 4.000% Senior Note due 2025, as incorporated by reference from the Registrant’s Form 10-K for the fiscal year ended December 31, 2015.

(4.10)	Form of 4.400% Senior Note due 2026, as incorporated by reference from the Registrant’s Form 10-K for the fiscal year ended December 31, 2015.

(4.11)	Form of 2.950% Senior Note due 2027, incorporated by reference from the Registrant's Form 8-K filed on September 22, 2016.

(10.1)
Form of Indemnification Agreement between Registrant and each of its directors and certain of its executive officers, incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 2004.

(10.2)*	Registrant’s 2002 Stock Incentive Plan, as amended and restated as of January 1, 2016, incorporated by reference from the Registrant’s Form 10-Q filed April 26, 2016.

(10.3)*	Form of Performance Share Unit Terms and Conditions, incorporated by reference from the Registrant's Form 10-K for the fiscal year ended December 31, 2014.

(10.4)*	Form of Performance Share Unit Terms and Conditions, as incorporated by reference from the Registrant’s Form 10-Q filed on April 28, 2015.

(10.5)*	Form of Performance Share Unit Terms and Conditions, incorporated by reference from the Registrant's Form 10-Q filed on April 26, 2016.

(10.6)*	Form of Restricted Stock Unit Award Terms and Conditions, as incorporated by reference from the Registrant’s Form 10-Q filed on April 28, 2015.

(10.7)*	Form of Restricted Stock Unit Award Terms and Conditions, incorporated by reference from the Registrant's Form 10-Q filed on April 26, 2016.

(10.8)*	Form of Stock Option Award, incorporated by reference from the Registrant's Form 10-K for the fiscal year ended December 31, 2013.

(10.9)*	Registrant’s Key Executive Short Term Incentive Compensation Plan, as amended effective January 1, 2016, incorporated by reference from Registrant’s Form 10-Q filed November 3, 2016.

(10.10)*
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

(10.12)*	Registrant's Senior Executive Severance Plan, amended and restated as of January 1, 2016, incorporated by reference from the Registrant's Form 10-Q filed April 26, 2016.

(10.13)
$1,000,000,000 Four-Year Credit Agreement dated as of June 19, 2013 among the Registrant, Standard & Poor’s Financial Services LLC, as guarantor, the lenders listed therein, JP Morgan Chase Bank, N.A., as administrative agent, and Bank of America, N.A., as syndication agent, incorporated by reference from the Registrant’s Form 8-K filed June 20, 2013.

(10.14)
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

(10.23)*	Third Amendment to Standard & Poor’s Employee Retirement Plan Supplement, effective as of January 1, 2012, incorporated from the Registrant's Form 10-K for the fiscal year ended December 31, 2011.

(10.24)*
Fourth Amendment to Standard & Poor’s Employee Retirement Plan Supplement, effective generally as of January 1, 2014, incorporated by reference from the Registrant's Form 10-K for the fiscal year ended December 31, 2013.

(10.25)*
Fifth Amendment to Standard & Poor’s Employee Retirement Plan Supplement, dated December 23, 2014, incorporated by reference from the Registrant's Form 10-K for the fiscal year ended December 31, 2014.

(10.26)*	Registrant’s 401(k) Savings and Profit Sharing Supplement, as amended and restated as of January 1, 2016, incorporated by reference from the Registrant's Form 10-Q filed April 26, 2016.

(10.27)*
Registrant’s Management Supplemental Death and Disability Benefits Plan, as amended and restated effective as of September 23, 2014, incorporated by reference from the Registrant's Form 10-K for the fiscal year ended December 31, 2014.

(10.28)*
Registrant’s Senior Executive Supplemental Death, Disability & Retirement Benefits Plan, as amended and restated as of January 1, 2008, incorporated by reference from Registrant's Form 10-K for the fiscal year ended December 31, 2007.

(10.29)*
Amendment to Registrant’s Senior Executive Supplemental Death, Disability & Retirement Benefits Plan, effective as of January 1, 2010, incorporated by reference from the Registrant’s Form 10-K for the fiscal year ended December 31, 2009.

(10.30)*	Registrant's Director Retirement Plan, incorporated by reference from Registrant’s Form SE filed March 29, 1990 in connection with Registrant’s Form 10-K for the fiscal year ended December 31, 1989.

(10.31)*
Resolutions Freezing Existing Benefits and Terminating Additional Benefits under Registrant’s Directors Retirement Plan, as adopted on January 31, 1996, incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 1996.

(10.32)*	Registrant’s Director Deferred Compensation Plan, as amended and restated as of January 1, 2008, incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 2007.

(10.33)*	Registrant’s Director Deferred Stock Ownership Plan, incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 2010.

(10.34)*
Amendment dated December 9, 2011 to offer letter dated November 2, 2010 to Jack F. Callahan, Jr., Executive Vice President and Chief Financial Officer, incorporated from the Registrant's Form 10-K for the fiscal year ended December 31, 2011.

(10.35)*
Amendment dated December 9, 2011 to offer letter dated October 27, 2010 to John L. Berisford, Executive Vice President, Human Resources, incorporated from the Registrant's Form 10-K for the fiscal year ended December 31, 2011.

(10.36)*
Letter Agreement, dated July 11, 2013, with Harold McGraw III regarding his compensation arrangement for serving as Non-Executive Chairman of the Board, incorporated by reference from Registrant’s Form 8-K filed July 11, 2013.

(10.37)*	Separation Agreement dated September 24, 2015 between the Company and Neeraj Sahai, as incorporated by reference from the Registrant’s Registration Statement on Form S-4 filed on October 30, 2015.

(10.38)*
Letter Agreement dated February 18, 2016, with Imogen Dillon Hatcher regarding certain amendments to her Contract of Employment with McGraw-Hill International (U.K.) Limited, dated November 27, 2013, incorporated by reference from the Registrant's Form 10-Q filed on April 26, 2016.

(10.39)*	Separation Agreement and Release dated October 30, 2015 between the Company and Lucy Fato, incorporated by reference from the Registrant's Form 10-Q filed on April 26, 2016.

(10.40)*	Registrant’s Pay Recovery Policy, restated effective as of January 1, 2015, incorporated by reference from the Registrant's Form 10-K for the fiscal year ended December 31, 2014.

(10.41)*	S&P Ratings Services Pay Recovery Policy, effective as of October 1, 2014, incorporated by reference from the Registrant's Form 10-K for the fiscal year ended December 31, 2014.

(10.42)
Settlement Agreement dated February 2, 2015 among the Company, Standard & Poor's Financial Services LLC, the United States, acting through the Department of Justice, and various States and the District of Columbia, acting through their respective Attorneys General, incorporated by reference from the Registrant's Form 10-K for the fiscal year ended December 31, 2014.

(10.43)	S&P Dow Jones Indices 2014 Long-Term Cash Incentive Compensation Plan dated April 1, 2014.

(12)	Computation of Ratio of Earnings to Fixed Charges.

(21)	Subsidiaries of the Registrant.

(23)	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

(31.1)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

(31.2)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

(32)	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101.INS)	XBRL Instance Document

(101.SCH)	XBRL Taxonomy Extension Schema

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase

(101.LAB)	XBRL Taxonomy Extension Label Linkbase

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase

(101.LAB)	XBRL Taxonomy Extension Label Linkbase

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase

 * These exhibits relate to management contracts or compensatory plan arrangements.