Form 10-Q
period 2017-03-31
S&P Global Inc.
filed 2017-04-26
CIK 64040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
YES ☑ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer”, “small reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act.

☑ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☐ Smaller reporting company	☐ Emerging growth company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Shares Outstanding	Date
Common stock (par value $1.00 per share)	257.8 million	April 21, 2017

S&P Global Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of S&P Global Inc.

We have reviewed the consolidated balance sheet of S&P Global Inc. (and subsidiaries) (the “Company”) as of March 31, 2017, the related consolidated statements of income, comprehensive income and cash flows for the three-month periods ended March 31, 2017 and 2016, and the related consolidated statement of equity for the three-month period ended March 31, 2017. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of S&P Global Inc. (and subsidiaries) as of December 31, 2016, and the related consolidated statements of income, comprehensive income, equity, and cash flows for the year then ended (not presented herein) and we expressed an unqualified opinion on those consolidated financial statements in our report dated February 9, 2017.

/s/ ERNST & YOUNG LLP

New York, New York
April 25, 2017

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

S&P Global Inc.
Consolidated Statements of Income
(Unaudited)

(in millions, except per share amounts)	Three Months Ended
	March 31,
	2017	2016
Revenue	$1,453	$1,341
Expenses:
Operating-related expenses	411	453
Selling and general expenses	351	334
Depreciation	19	18
Amortization of intangibles	24	24
Total expenses	805	829
Operating profit	648	512
Interest expense, net	37	40
Income before taxes on income	611	472
Provision for taxes on income	181	149
Net income	430	323
Less: net income attributable to noncontrolling interests	(31)	(29)
Net income attributable to S&P Global Inc.	$399	$294

Earnings per share attributable to S&P Global Inc. common shareholders:
Net income:
Basic	$1.54	$1.11
Diluted	$1.53	$1.10
Weighted-average number of common shares outstanding:
Basic	258.2	265.0
Diluted	260.8	267.2

Actual shares outstanding at period end	257.8	264.5

Dividend declared per common share	$0.41	$0.36

See accompanying notes to the unaudited consolidated financial statements.

S&P Global Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

(in millions)	Three Months Ended
	March 31,
	2017	2016
Net income	$430	$323

Other comprehensive income:
Foreign currency translation adjustment	30	14
Income tax effect	—	—
	30	14

Pension and other postretirement benefit plans	4	4
Income tax effect	(1)	(1)
	3	3

Unrealized gain on forward exchange contracts	7	3
Income tax effect	(2)	—
	5	3

Comprehensive income	468	343
Less: comprehensive income attributable to nonredeemable noncontrolling interests	(1)	(3)
Less: comprehensive income attributable to redeemable noncontrolling interests	(30)	(26)
Comprehensive income attributable to S&P Global Inc.	$437	$314

See accompanying notes to the unaudited consolidated financial statements.

S&P Global Inc.
Consolidated Balance Sheets

(in millions)	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,411	$2,392
Accounts receivable, net of allowance for doubtful accounts: $28 in 2017 and 2016	1,108	1,122
Prepaid and other current assets	144	157
Total current assets	3,663	3,671
Property and equipment, net of accumulated depreciation: 2017 - $523; 2016 - $537	265	271
Goodwill	2,960	2,949
Other intangible assets, net	1,474	1,506
Other non-current assets	292	272
Total assets	$8,654	$8,669
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$162	$183
Accrued compensation and contributions to retirement plans	205	409
Income taxes currently payable	243	95
Unearned revenue	1,510	1,509
Other current liabilities	349	415
Total current liabilities	2,469	2,611
Long-term debt	3,565	3,564
Pension and other postretirement benefits	271	274
Other non-current liabilities	425	439
Total liabilities	6,730	6,888
Redeemable noncontrolling interest (Note 8)	1,080	1,080
Commitments and contingencies (Note 12)
Equity:
Common stock	412	412
Additional paid-in capital	470	502
Retained income	9,509	9,210
Accumulated other comprehensive loss	(735)	(773)
Less: common stock in treasury	(8,867)	(8,701)
Total equity — controlling interests	789	650
Total equity — noncontrolling interests	55	51
Total equity	844	701
Total liabilities and equity	$8,654	$8,669

See accompanying notes to the unaudited consolidated financial statements.

S&P Global Inc.
Consolidated Statements of Cash Flows
(Unaudited)

(in millions)	Three Months Ended
	March 31,
	2017	2016
Operating Activities:
Net income	$430	$323
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	19	18
Amortization of intangibles	24	24
Provision for losses on accounts receivable	5	3
Deferred income taxes	(1)	(1)
Stock-based compensation	19	14
Other	14	31
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	12	(7)
Prepaid and other current assets	9	(12)
Accounts payable and accrued expenses	(235)	(237)
Unearned revenue	(6)	39
Accrued legal settlements	(1)	(108)
Other current liabilities	(58)	24
Net change in prepaid/accrued income taxes	146	105
Net change in other assets and liabilities	(24)	(31)
Cash provided by operating activities	353	185
Investing Activities:
Capital expenditures	(23)	(16)
Acquisitions, net of cash acquired	(1)	(7)
Proceeds from dispositions	2	—
Changes in short-term investments	—	(1)
Cash used for investing activities	(22)	(24)
Financing Activities:
Additions to short-term debt, net	—	329
Dividends paid to shareholders	(106)	(96)
Dividends and other payments paid to noncontrolling interests	(24)	(33)
Repurchase of treasury shares	(201)	(226)
Exercise of stock options	29	31
Employee withholding tax on share-based payments	(44)	(46)
Cash used for financing activities	(346)	(41)
Effect of exchange rate changes on cash from continuing operations	34	(1)
Net change in cash and cash equivalents	19	119
Cash and cash equivalents at beginning of period	2,392	1,481
Cash and cash equivalents at end of period	$2,411	$1,600

See accompanying notes to the unaudited consolidated financial statements.

S&P Global Inc.
Consolidated Statement of Equity
(Unaudited)

(in millions)	Common Stock $1 par	Additional Paid-in Capital	Retained Income	Accumulated Other Comprehensive Loss	Less: Treasury Stock	Total SPGI Equity	Noncontrolling Interests	Total Equity
Balance as of December 31, 2016	$412	$502	$9,210	$(773)	$8,701	$650	$51	$701
Comprehensive income [1]			399	38		437	1	438
Dividends			(106)			(106)		(106)
Share repurchases					201	(201)		(201)
Employee stock plans		(32)			(35)	3		3
Change in redemption value of redeemable noncontrolling interest			6			6		6
Other						—	3	3
Balance as of March 31, 2017	$412	$470	$9,509	$(735)	$8,867	$789	$55	$844

[1]	Excludes $30 million attributable to our redeemable noncontrolling interest.

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
The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Therefore, the financial statements included herein should be read in conjunction with the financial statements and notes included in our Form 10-K for the year ended December 31, 2016 (our “Form 10-K”). Certain prior-year amounts have been reclassified to conform with current presentation.

In the opinion of management, all normal recurring adjustments considered necessary for a fair statement of the results of the interim periods have been included. The operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the full year.

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

Acquisitions

During the three months ended March 31, 2017, we did not complete any material acquisitions.

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

Divestitures

In April of 2017, we signed a letter of intent to sell our facility at East Windsor, New Jersey. The fixed assets of the facility of $5 million have been classified as held for sale, which is included in prepaid and other current assets in our consolidated balance sheet as of March 31, 2017.

In January of 2017, we completed the sale of Quant House SAS ("QuantHouse"), included in our Market and Commodities Intelligence segment, to QH Holdco, an independent third party. In November of 2016, we entered into a put option agreement that gave the Company the right, but not the obligation, to put the entire share capital of QuantHouse to QH Holdco. As a result, we classified the assets and liabilities of QuantHouse, net of our costs to sell, as held for sale, which is included in prepaid and other current assets and other current liabilities, respectively, in our consolidated balance sheet as of December 31, 2016. On January 4, 2017, we exercised the put option, thereby entering into a definitive agreement to sell QuantHouse to QH Holdco. On January 9, 2017, we completed the sale of QuantHouse to QH Holdco. Following the sale, the assets and liabilities of QuantHouse are no longer reported in our consolidated balance sheet as of March 31, 2017.

The components of assets and liabilities held for sale related to QuantHouse in the consolidated balance sheet consist of the following:

(in millions)	December 31,
2016
Accounts receivable, net	$4
Other assets	3
Assets of a business held for sale	$7

Accounts payable and accrued expenses	$3
Unearned revenue	7
Other liabilities	35
Liabilities of a business held for sale	$45

The operating loss of our business that was disposed of for the three months ended March 31, 2017 and 2016 is as follows:

(in millions)	2017	2016
Operating loss	$—	$(7)

During the three months ended March 31, 2016, we did not complete any dispositions.

3.	Income Taxes

The effective income tax rate was 29.5% and 31.5% for the three months ended March 31, 2017 and March 31, 2016, respectively. The decrease in 2017 was due to the recognition of excess tax benefits associated with share-based payments in the statement of income as well as a benefit from an acquisition-related adjustment.

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

As of March 31, 2017 and December 31, 2016, the total amount of federal, state and local, and foreign unrecognized tax benefits was $156 million and $161 million, respectively, exclusive of interest and penalties. We recognize accrued interest and penalties related to unrecognized tax benefits in interest expense and operating-related expense, respectively. In addition, as of March 31, 2017 and December 31, 2016, we had $46 million and $44 million, respectively, of accrued interest and penalties associated with unrecognized tax benefits.

It is possible that tax examinations will be settled in the next twelve months. If any of these tax audit settlements do occur within that period, we would make any necessary adjustments to the accrual for unrecognized tax benefits. Until formal resolutions are reached between us and the tax authorities, the determination of a possible audit settlement range with respect to the impact on unrecognized tax benefits is not practicable.

In November of 2015, the FInancial Accounting Standards Board ("FASB") issued guidance to simplify the presentation of deferred income taxes. The guidance requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. This guidance is effective for reporting periods beginning after December 15, 2016; however, early adoption was permitted. We early adopted this guidance in the fourth quarter of 2016, prospectively, and accordingly prior year amounts have not been reclassified.

4.	Debt

(in millions)	March 31, 2017	December 31, 2016
2.5% Senior Notes, due 2018 [1]	$399	$398
3.3% Senior Notes, due 2020 [2]	696	696
4.0% Senior Notes, due 2025 [3]	691	691
4.4% Senior Notes, due 2026 [4]	891	891
2.95% Senior Notes, due 2027 [5]	492	492
6.55% Senior Notes, due 2037 [6]	396	396
Commercial paper	—	—
Total debt	3,565	3,564
Less: short-term debt including current maturities	—	—
Long-term debt	$3,565	$3,564

[1]	Interest payments are due semiannually on February 15 and August 15, and as of March 31, 2017, the unamortized debt discount and issuance costs total $1 million.

[2]	Interest payments are due semiannually on February 14 and August 14, and as of March 31, 2017, the unamortized debt discount and issuance costs total $4 million.

[3]	Interest payments are due semiannually on June 15 and December 15, and as of March 31, 2017, the unamortized debt discount and issuance costs total $9 million.

[4]	Interest payments are due semiannually on February 15 and August 15, and as of March 31, 2017, the unamortized debt discount and issuance costs total $9 million.

[5]	Interest payments are due semiannually on January 22 and July 22, and as of March 31, 2017, the unamortized debt discount and issuance costs total $8 million.

[6]	Interest payments are due semiannually on May 15 and November 15, and as of March 31, 2017, the unamortized debt discount and issuance costs total $4 million.

The fair value of our long-term debt borrowings was $3.7 billion as of March 31, 2017 and December 31, 2016, and was estimated based on quoted market prices.

We have the ability to borrow a total of $1.2 billion through our commercial paper program, which is supported by our revolving $1.2 billion five-year credit agreement (our “credit facility”) that we entered into on June 30, 2015. This credit facility will terminate on June 30, 2020. As of March 31, 2017 and December 31, 2016, there were no commercial paper borrowings outstanding.

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

Cash Flow Hedges

Our exposure to market risk includes changes in foreign exchange rates. We have operations in foreign countries where the functional currency is primarily the local currency. For international operations that are determined to be extensions of the parent company, the U.S. dollar is the functional currency. We typically have naturally hedged positions in most countries from a local currency perspective with offsetting assets and liabilities. As of March 31, 2017 and December 31, 2016, we have entered into foreign exchange forward contracts to hedge the effect of adverse fluctuations in foreign currency exchange rates. We do not enter into any derivative financial instruments for speculative purposes.
During the three months ended March 31, 2017, we entered into a series of foreign exchange forward contracts to hedge a portion of our Indian rupee, British pound, and euro exposures through the fourth quarter of 2017. These contracts are intended to offset the impact of movement of exchange rates on future revenue and operating costs and are scheduled to mature within twelve months. The changes in the fair value of these contracts are initially reported in accumulated other comprehensive loss in our consolidated balance sheet and are subsequently reclassified into revenue and selling and general expenses in the same period that the hedged transaction affects earnings.
During the three months ended March 31, 2016, we entered into a series of foreign exchange forward contracts to hedge a portion of our Indian Rupee exposure through the fourth quarter of 2016. These contracts were intended to offset the impact of movement of exchange rates on future operating costs and matured at the end of each quarter during 2016. The changes in the fair value of these contracts were initially reported in accumulated other comprehensive loss in our consolidated balance sheet and were subsequently reclassified into selling and general expenses in the same period that the hedge contract matured.
As of March 31, 2017, we estimate that $7 million of the net gains related to derivatives designated as cash flow hedges recorded in other comprehensive income (loss) is expected to be reclassified into earnings within the next twelve months. There was no material hedge ineffectiveness for the three months ended March 31, 2017 and March 31, 2016. As of March 31, 2017 and March 31, 2016, the aggregate notional value of our outstanding foreign currency forward contracts was $255 million and $112 million, respectively.
The following table provides information on the location and fair value amounts of our cash flow hedges as of March 31, 2017 and December 31, 2016:

(in millions) Balance Sheet Location		March 31, 2017	December 31, 2016
Prepaid and other current assets [1]	Foreign exchange forward contracts	$9	$3

[1]	Foreign currency forward contracts are recorded at fair value that is based on foreign currency exchange rates in active markets; therefore we classify these derivative contracts as Level 2.
The following table provides information on the location and amounts of pre-tax gains (losses) on our cash flow hedges for the three months ended March 31:

(in millions)	Gain (Loss) Recognized in Accumulated Other Comprehensive Loss (effective portion)		Location of Gain Reclassified from Accumulated Other Comprehensive Loss into Income (effective portion)	Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (effective portion)
Cash flow hedges - designated as hedging instruments	2017	2016		2017	2016
Foreign exchange forward contracts	$5	$3	Selling and general expenses	$1	$1
The activity related to the change in unrealized gains (losses) in accumulated other comprehensive loss was as follows for the three months ended March 31:

(in millions)	2017	2016
Net unrealized gains (losses) on cash flow hedges, net of taxes, beginning of period	$2	$(1)
Change in fair value, net of tax	6	4
Reclassification into earnings, net of tax	(1)	(1)
Net unrealized gains on cash flow hedges, net of taxes, end of period	$7	$2

6.	Employee Benefits

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

The components of net periodic benefit (credit) cost for our retirement plans and postretirement plans for the three months ended March 31 are as follows:

(in millions)	Retirement Plans		Postretirement Plans
	2017	2016	2017	2016
Service cost	$1	$1	$—	$—
Interest cost	18	20	—	1
Expected return on assets	(31)	(31)	—	—
Amortization of actuarial loss	4	4	—	—
Net periodic benefit cost	$(8)	$(6)	$—	$1

As discussed in our Form 10-K, we changed certain discount rate assumptions on our retirement and postretirement plans, which became effective on January 1, 2017. The effect of the assumption changes on retirement and postretirement expense for the three months ended March 31, 2017 did not have a material impact to our financial position, results of operations or cash flows.

In the first quarter of 2017, we contributed $2 million to our retirement plans and expect to make additional required contributions of approximately $6 million to our retirement plans during the remainder of the year. We may elect to make additional non-required contributions depending on investment performance and the pension plan status in the remaining nine months of 2017.

7.	Stock-Based Compensation

We issue stock-based incentive awards to our eligible employees and Directors under the 2002 Employee Stock Incentive Plan and a Director Deferred Stock Ownership Plan. The 2002 Employee Stock Incentive Plan permits the granting of nonqualified stock options, stock appreciation rights, performance stock, restricted stock and other stock-based awards.

Stock-based compensation for the three months ended March 31 is as follows:

(in millions)	2017	2016
Stock option expense	$1	$2
Restricted stock and unit awards expense	18	12
Total stock-based compensation expense	$19	$14

Total unrecognized compensation expense related to unvested restricted stock and unit awards as of March 31, 2017 was $52 million, which is expected to be recognized over a weighted average period of 1.5 years.

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

Share repurchases for the three months ended March 31 were as follows:

(in millions, except average price)	2017	2016
Total number of shares purchased	1.5	2.2
Average price paid per share [1]	$129.97	$91.98
Total cash utilized [1]	$201	$200

[1]
In December of 2015, 0.3 million shares were repurchased for approximately $26 million, which settled in January of 2016. Cash used for financing activities only reflects those shares which settled during the three months ended March 31, 2016 resulting in $226 million of cash used to repurchase shares.

Our purchased shares may be used for general corporate purposes, including the issuance of shares for stock compensation plans and to offset the dilutive effect of the exercise of employee stock options. As of March 31, 2017, approximately 24.2 million shares remained available under the current share repurchase program which has no expiration date and purchases under this program may be made from time to time on the open market and in private transactions, depending on market conditions.

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

Noncontrolling interests that do not contain such redemption features are presented in equity.

Changes to redeemable noncontrolling interest during the three months ended March 31, 2017 were as follows:

(in millions)
Balance as of December 31, 2016	$1,080
Net income attributable to noncontrolling interest	30
Distributions payable to noncontrolling interest	(24)
Redemption value adjustment	(6)
Balance as of March 31, 2017	$1,080

Accumulated Other Comprehensive Loss

The following table summarizes the changes in the components of accumulated other comprehensive loss for the three months ended March 31, 2017:

(in millions)	Foreign Currency Translation Adjustment	Pension and Postretirement Benefit Plans		Unrealized Gain (Loss) on Forward Exchange Contracts		Accumulated Other Comprehensive Loss
Balance as of December 31, 2016	$(332)	$(443)		$2		$(773)
Other comprehensive income before reclassifications	30	—		6		36
Reclassifications from accumulated other comprehensive loss to net earnings	—	3	[1]	(1)	[2]	2
Net other comprehensive income	30	3		5		38
Balance as of March 31, 2017	$(302)	$(440)		$7		$(735)

[1]	See Note 6 — Employee Benefits for additional details of items reclassed from accumulated other comprehensive loss to net earnings.

[2]	See Note 5 — Derivative Instruments for additional details of items reclassed from accumulated other comprehensive loss to net earnings.

The net actuarial loss and prior service cost related to pension and other postretirement benefit plans included in other comprehensive income is net of a tax provision of $1 million for the three months ended March 31, 2017.

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

The calculation for basic and diluted EPS for the three months ended March 31 is as follows:

(in millions, except per share amounts)	2017	2016
Amounts attributable to S&P Global Inc. common shareholders:
Net income	$399	$294

Basic weighted-average number of common shares outstanding	258.2	265.0
Effect of stock options and other dilutive securities	2.6	2.2
Diluted weighted-average number of common shares outstanding	260.8	267.2

Earnings per share attributable to S&P Global Inc. common shareholders:
Net income:
Basic	$1.54	$1.11
Diluted	$1.53	$1.10

We have certain stock options and restricted performance shares that are potentially excluded from the computation of diluted EPS. The effect of the potential exercise of stock options is excluded when the average market price of our common stock is lower than the exercise price of the related option during the period or when a net loss exists because the effect would have been antidilutive. Additionally, restricted performance shares are excluded because the necessary vesting conditions had not been met or when a net loss exists. For the three months ended March 31, 2017, there were no stock options excluded, and for the three months ended March 31, 2016, there were a minimal amount of stock options excluded. Restricted performance shares outstanding of 0.7 million and 0.9 million as of March 31, 2017 and 2016, respectively, were excluded.

10.	Restructuring

During 2016, we continued to evaluate our cost structure and further identified cost savings associated with streamlining our management structure and our decision to exit non-strategic businesses. The resulting restructuring plan consisted of a company-wide workforce reduction of approximately 230 positions and is further detailed below. The charges for the restructuring plan are classified as selling and general expenses within the consolidated statements of income and the reserves are included in other current liabilities in the consolidated balance sheets.

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

The initial restructuring charge recorded and the ending reserve balance as of March 31, 2017 by segment is as follows:

	2016 Restructuring Plans
(in millions)	Initial Charge Recorded	Ending Reserve Balance
Ratings	$14	$8
Market and Commodities Intelligence	10	5
Indices	1	1
Corporate	5	3
Total	$30	$17

The ending reserve balance for the 2016 restructuring plan was $23 million as of December 31, 2016. For the three months ended March 31, 2017, we have reduced the reserve for the 2016 restructuring plan by $6 million. The reductions primarily related to cash payments for employee severance costs.

11.	Segment and Related Information

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

A summary of operating results by segment for the three months ended March 31 is as follows:

	2017		2016
(in millions)	Revenue	Operating Profit	Revenue	Operating Profit
Ratings [1]	$714	$376	$552	$262
Market and Commodities Intelligence [2]	593	186	661	183
Indices [3]	171	115	151	101
Intersegment elimination [4]	(25)	—	(23)	—
Total operating segments	1,453	677	1,341	546
Unallocated expense	—	(29)	—	(34)
Total	$1,453	$648	$1,341	$512

[1]
Operating profit for 2017 includes legal settlement expenses of $2 million. Operating profit for 2016 includes a benefit related to net legal settlement insurance recoveries of $12 million. Operating profit for 2017 and 2016 also includes amortization of intangibles from acquisitions of $1 million.

[2]
Operating profit for 2017 includes non-cash acquisition and disposition-related adjustments of $15 million. Operating profit for 2016 includes a technology-related impairment charge of $24 million and disposition-related costs of $3 million. Operating profit for 2017 and 2016 also includes amortization of intangibles from acquisitions of $22 million.

[3]	Operating profit for 2017 and 2016 includes amortization of intangibles from acquisitions of $1 million.

[4]
Revenue for Ratings and expenses for Market and Commodities Intelligence include an intersegment royalty charged to Market and Commodities Intelligence for the rights to use and distribute content and data developed by Ratings.

The following provides revenue by geographic region for the three months ended March 31:

(in millions)	2017	2016
U.S.	$891	$840
European region	346	297
Asia	132	137
Rest of the world	84	67
Total	$1,453	$1,341

See Note 2 — Acquisitions and Divestitures for additional actions that impacted the segment operating results.

12.	Commitments and Contingencies

Related Party Agreements

In June of 2012, we entered into a new license agreement (the "License Agreement") with the holder of S&P Dow Jones Indices LLC noncontrolling interest, CME Group, which replaced the 2005 license agreement between Indices and CME Group. Under the terms of the License Agreement, S&P Dow Jones Indices LLC receives a share of the profits from the trading and clearing of CME Group's equity index products. During the three months ended March 31, 2017, S&P Dow Jones Indices LLC earned $18 million of revenue under the terms of the License Agreement. The entire amount of this revenue is included in our consolidated statement of income and the portion related to the 27% noncontrolling interest is removed in net income attributable to noncontrolling interests.

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

Trani Prosecutorial Proceeding

In 2014, the prosecutor in the Italian city of Trani obtained criminal indictments against several current and former S&P Global Ratings managers and ratings analysts for alleged market manipulation, and against Standard & Poor’s Credit Market Services Europe under Italy’s vicarious liability statute, for having allegedly failed to properly supervise the ratings analysts and prevent them from committing market manipulation. The prosecutor’s theories were based on various actions by S&P Global Ratings taken with respect to Italian sovereign debt between May of 2011 and January of 2012. Trial commenced in February of 2015, and on March 30, 2017, the court in Trani issued an oral verdict acquitting each of the individual defendants and Standard & Poor’s Credit Market Services Europe of all charges. The court will issue a written opinion supporting the verdict, and the prosecutor will then have the right to appeal. If the prosecutor appeals and the verdict is reversed, a conviction could result in criminal penalties , as well as civil damages claims and other sanctions against Standard & Poor’s Credit Market Services Europe or the Company. Such claims and sanctions cannot be quantified at this stage.

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

13.	Recently Issued or Adopted Accounting Standards

In March of 2017, FASB issued guidance to enhance the presentation of net periodic pension cost and net periodic postretirement benefit cost. The guidance requires employers to report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period, and requires the other components of net periodic pension cost and net periodic postretirement benefit cost to be presented in the income statement separately from the service cost component outside a subtotal of income from operations, if one is presented. Additionally, only the service cost component is eligible for capitalization, when applicable. The guidance is effective for reporting periods beginning after December 15, 2017; however, early adoption is permitted. We are currently assessing the impact of this guidance on our consolidated financial statements.

In January of 2017, the FASB issued guidance that simplifies the subsequent measurement of goodwill and eliminates Step 2 from the goodwill impairment test. Under the new guidance, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The guidance is effective for reporting periods beginning after December 15, 2019; however, early adoption is permitted. We do not expect this guidance to have a significant impact on our consolidated financial statements.

In January of 2017, the FASB issued guidance that clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The guidance is effective for reporting periods beginning after December 15, 2017. We do not expect this guidance to have a significant impact on our consolidated financial statements.

In August of 2016, the FASB issued guidance providing amendments to eight specific statement of cash flows classification issues. The guidance is effective for reporting periods beginning after December 15, 2017; however, early adoption is permitted. We do not expect this guidance to have a significant impact on our consolidated financial statements.

In March of 2016, the FASB issued guidance to modify several aspects of accounting for share-based payment transactions, including the accounting for income taxes, forfeitures, statutory tax withholding requirements, as well as classification in the statement of cash flows. This guidance requires recognizing excess tax benefits and deficiencies as income tax expense or benefit in the statement of income, instead of in equity. The guidance was effective on January 1, 2017 and was adopted as follows: 1) prospectively for the recognition of excess tax benefits and deficiencies in the tax provision, 2) retrospectively for the classification of excess tax benefits and deficiencies in the statement of cash flows, and 3) retrospectively for the classification of cash paid for shares withheld to satisfy employee taxes in the statement of cash flows. For the three months ended March 31, 2017, excess tax benefits from share-based payments of $11 million were recognized as an income tax benefit in our consolidated statements of income and classified as an operating activity in our consolidated statements of cash flows. For the three months ended March 31, 2016, we reclassified $6 million of excess tax benefits from share-based payments from a financing activity to an operating activity in our consolidated statements of cash flows. In addition, cash paid for shares withheld on the employees' behalf of $44 million was classified as a financing activity in our consolidated statements of cash flows for the three months ended March 31, 2017. Cash paid for employee taxes of $46 million was reclassified from an operating activity to a financing activity in our consolidated statements of cash flows for the three months ended March 31, 2016.

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

In May of 2014, the FASB and the International Accounting Standards Board (“IASB”) issued jointly a converged standard on the recognition of revenue from contracts with customers, which is intended to improve the financial reporting of revenue and comparability of the top line in financial statements globally. The core principle of the new standard is for the recognition of revenue to depict the transfer of goods or services to customers in amounts that reflect the payment to which the company expects to be entitled in exchange for those goods or services. The new standard will also result in enhanced revenue disclosures, provide guidance for transactions that were not previously addressed comprehensively and improve guidance for multiple-element arrangements. In August of 2015, the FASB issued guidance deferring the effective date of the new revenue standard by one year. Subsequently, the FASB issued implementation guidance related to the new revenue standard, including the following: In March of 2016, the FASB issued guidance to clarify the implementation guidance on principal versus agent considerations; in April of 2016, the FASB clarified guidance on performance obligations and the licensing implementation guidance; in May of 2016, the FASB issued a practical expedient in response to identified implementation issues. The new guidance will be effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We are currently anticipating using the modified retrospective transition method and evaluating the impact that the adoption of these updates will have on our consolidated financial statements. We are also in the process of evaluating potential changes to our accounting policies, business processes, systems and internal controls to support the recognition and disclosure requirements under the new standard. At this point, we believe the new standard will have an impact on: 1) the accounting for certain long-term deferred revenue in our Ratings segment which may contain a financing component, 2) the timing of revenue recognized in our Market and Commodities Intelligence segment for long-term contracts with price escalations, and 3) the accounting for fees for historical data in our Market and Commodities Intelligence segment currently recognized over the term of a subscription. We do not expect these changes to have a significant impact on our consolidated financial statements.

14.	Condensed Consolidating Financial Statements

On September 22, 2016, we issued $500 million of 2.95% senior notes due in 2027. On May 26, 2015, we issued $700 million of 4.0% senior notes due in 2025. On August 18, 2015, we issued $2.0 billion of senior notes, consisting of $400 million of 2.5% senior notes due in 2018, $700 million of 3.3% senior notes due in 2020 and $900 million of 4.4% senior notes due in 2026. See Note 4 — Debt for additional information.

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

	Statement of Income
	Three Months Ended March 31, 2017
	(Unaudited)
(in millions)	S&P Global Inc.	Standard & Poor's Financial Services LLC	Non-Guarantor Subsidiaries	Eliminations	S&P Global Inc. Consolidated
Revenue	$180	$438	$867	$(32)	$1,453
Expenses:
Operating-related expenses	31	119	293	(32)	411
Selling and general expenses	20	88	243	—	351
Depreciation	7	3	9	—	19
Amortization of intangibles	—	—	24	—	24
Total expenses	58	210	569	(32)	805
Operating profit	122	228	298	—	648
Interest expense (income), net	39	—	(2)	—	37
Non-operating intercompany transactions	82	(19)	(901)	838	—
Income before taxes on income	1	247	1,201	(838)	611
(Benefit) provision for taxes on income	(11)	99	93	—	181
Equity in net income of subsidiaries	1,224	—	—	(1,224)	—
Net income	$1,236	$148	$1,108	$(2,062)	$430
Less: net income attributable to noncontrolling interests	—	—	—	(31)	(31)
Net income attributable to S&P Global Inc.	$1,236	$148	$1,108	$(2,093)	$399
Comprehensive income	$1,238	$147	$1,147	$(2,064)	$468

	Statement of Income
	Three Months Ended March 31, 2016
	(Unaudited)
(in millions)	S&P Global Inc.	Standard & Poor's Financial Services LLC	Non-Guarantor Subsidiaries	Eliminations	S&P Global Inc. Consolidated
Revenue	$171	$342	$859	$(31)	$1,341
Expenses:
Operating-related expenses	22	139	323	(31)	453
Selling and general expenses	21	35	278	—	334
Depreciation	9	2	7	—	18
Amortization of intangibles	—	—	24	—	24
Total expenses	52	176	632	(31)	829
Operating profit	119	166	227	—	512
Interest expense (income), net	42	—	(2)	—	40
Non-operating intercompany transactions	74	(5)	(497)	428	—
Income before taxes on income	3	171	726	(428)	472
Provision for taxes on income	—	57	92	—	149
Equity in net income of subsidiaries	791	71	—	(862)	—
Net income	$794	$185	$634	$(1,290)	$323
Less: net income attributable to noncontrolling interests	—	—	—	(29)	(29)
Net income attributable to S&P Global Inc.	$794	$185	$634	$(1,319)	$294
Comprehensive income	$802	$185	$646	$(1,290)	$343

	Balance Sheet
	March 31, 2017
	(Unaudited)
(in millions)	S&P Global Inc.	Standard & Poor's Financial Services LLC	Non-Guarantor Subsidiaries	Eliminations	S&P Global Inc. Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$627	$—	$1,784	$—	$2,411
Accounts receivable, net of allowance for doubtful accounts	129	188	791	—	1,108
Intercompany receivable	2,737	3,287	1,913	(7,937)	—
Prepaid and other current assets	63	(1)	83	(1)	144
Total current assets	3,556	3,474	4,571	(7,938)	3,663
Property and equipment, net of accumulated depreciation	150	1	114	—	265
Goodwill	261	—	2,690	9	2,960
Other intangible assets, net	—	—	1,474	—	1,474
Investments in subsidiaries	5,970	5	8,663	(14,638)	—
Intercompany loans receivable	17	—	1,503	(1,520)	—
Other non-current assets	148	26	118	—	292
Total assets	$10,102	$3,506	$19,133	$(24,087)	$8,654
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$56	$14	$92	$—	$162
Intercompany payable	4,379	2,392	1,166	(7,937)	—
Accrued compensation and contributions to retirement plans	86	22	97	—	205
Income taxes currently payable	163	—	80	—	243
Unearned revenue	279	215	1,016	—	1,510
Other current liabilities	129	12	208		349
Total current liabilities	5,092	2,655	2,659	(7,937)	2,469
Long-term debt	3,565	—	—	—	3,565
Intercompany loans payable	11	—	1,509	(1,520)	—
Pension and other postretirement benefits	194	—	77	—	271
Other non-current liabilities	56	71	299	(1)	425
Total liabilities	8,918	2,726	4,544	(9,458)	6,730
Redeemable noncontrolling interest	—	—	—	1,080	1,080
Equity:
Common stock	412	—	2,386	(2,386)	412
Additional paid-in capital	(218)	583	11,308	(11,203)	470
Retained income	10,148	197	1,388	(2,224)	9,509
Accumulated other comprehensive loss	(291)	—	(486)	42	(735)
Less: common stock in treasury	(8,867)	—	(8)	8	(8,867)
Total equity - controlling interests	1,184	780	14,588	(15,763)	789
Total equity - noncontrolling interests	—	—	1	54	55
Total equity	1,184	780	14,589	(15,709)	844
Total liabilities and equity	$10,102	$3,506	$19,133	$(24,087)	$8,654

	Balance Sheet
	December 31, 2016
(in millions)	S&P Global Inc.	Standard & Poor's Financial Services LLC	Non-Guarantor Subsidiaries	Eliminations	S&P Global Inc. Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$711	$—	$1,681	$—	$2,392
Accounts receivable, net of allowance for doubtful accounts	138	131	853	—	1,122
Intercompany receivable	(165)	837	870	(1,542)	—
Prepaid and other current assets	77	2	79	(1)	157
Total current assets	761	970	3,483	(1,543)	3,671
Property and equipment, net of accumulated depreciation	159	1	111	—	271
Goodwill	261	—	2,679	9	2,949
Other intangible assets, net	—	—	1,506	—	1,506
Investments in subsidiaries	5,464	680	7,826	(13,970)	—
Intercompany loans receivable	17	—	1,354	(1,371)	—
Other non-current assets	134	24	114	—	272
Total assets	$6,796	$1,675	$17,073	$(16,875)	$8,669
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$73	$22	$88	$—	$183
Intercompany payable	1,324	40	177	(1,541)	—
Accrued compensation and contributions to retirement plans	129	69	211	—	409
Income taxes currently payable	43	—	52	—	95
Unearned revenue	273	191	1,045	—	1,509
Other current liabilities	165	(51)	301	—	415
Total current liabilities	2,007	271	1,874	(1,541)	2,611
Long-term debt	3,564	—	—	—	3,564
Intercompany loans payable	11	—	1,360	(1,371)	—
Pension and other postretirement benefits	196	—	78	—	274
Other non-current liabilities	52	74	314	(1)	439
Total liabilities	5,830	345	3,626	(2,913)	6,888
Redeemable noncontrolling interest	—	—	—	1,080	1,080
Equity:
Common stock	412	—	2,460	(2,460)	412
Additional paid-in capital	(174)	1,154	10,485	(10,963)	502
Retained income	9,721	176	1,034	(1,721)	9,210
Accumulated other comprehensive loss	(292)	—	(525)	44	(773)
Less: common stock in treasury	(8,701)	—	(7)	7	(8,701)
Total equity - controlling interests	966	1,330	13,447	(15,093)	650
Total equity - noncontrolling interests	—	—	—	51	51
Total equity	966	1,330	13,447	(15,042)	701
Total liabilities and equity	$6,796	$1,675	$17,073	$(16,875)	$8,669

	Statement of Cash Flows
	Three Months Ended March 31, 2017
	(Unaudited)
(in millions)	S&P Global Inc.	Standard & Poor's Financial Services LLC	Non-Guarantor Subsidiaries	Eliminations	S&P Global Inc. Consolidated
Operating Activities:
Net income	$1,236	$148	$1,108	$(2,062)	$430
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	7	3	9	—	19
Amortization of intangibles	—	—	24	—	24
Provision for losses on accounts receivable	1	1	3	—	5
Deferred income taxes	(1)	—	—	—	(1)
Stock-based compensation	7	4	8	—	19
Other	6	—	8	—	14
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	8	(59)	63	—	12
Prepaid and other current assets	8	3	(2)	—	9
Accounts payable and accrued expenses	(61)	12	(186)	—	(235)
Unearned revenue	5	25	(36)	—	(6)
Accrued legal settlements	—	(1)	—	—	(1)
Other current liabilities	(35)	(3)	(20)	—	(58)
Net change in prepaid/accrued income taxes	123	—	23	—	146
Net change in other assets and liabilities	(6)	(4)	(14)	—	(24)
Cash provided by operating activities	1,298	129	988	(2,062)	353
Investing Activities:
Capital expenditures	(4)	(4)	(15)	—	(23)
Acquisitions, net of cash acquired	—	—	(1)	—	(1)
Proceeds from dispositions	—	—	2	—	2
Cash used for investing activities	(4)	(4)	(14)	—	(22)
Financing Activities:
Dividends paid to shareholders	(106)	—	—	—	(106)
Dividends and other payments paid to noncontrolling interests	—	—	(24)	—	(24)
Repurchase of treasury shares	(201)	—	—	—	(201)
Exercise of stock options	29	—		—	29
Employee withholding tax on share-based payments	(44)	—		—	(44)
Intercompany financing activities	(1,056)	(125)	(881)	2,062	—
Cash used for financing activities	(1,378)	(125)	(905)	2,062	(346)
Effect of exchange rate changes on cash from continuing operations	—	—	34	—	34
Net change in cash and cash equivalents	(84)	—	103	—	19
Cash and cash equivalents at beginning of period	711	—	1,681	—	2,392
Cash and cash equivalents at end of period	$627	$—	$1,784	$—	$2,411

	Statement of Cash Flows
	Three Months Ended March 31, 2016
	(Unaudited)
(in millions)	S&P Global Inc.	Standard & Poor's Financial Services LLC	Non-Guarantor Subsidiaries	Eliminations	S&P Global Inc. Consolidated
Operating Activities:
Net income	$794	$185	$634	$(1,290)	$323
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Depreciation	9	2	7	—	18
Amortization of intangibles	—	—	24	—	24
Provision for losses on accounts receivable	—	1	2	—	3
Deferred income taxes	(1)	—	—	—	(1)
Stock-based compensation	4	3	7	—	14
Other	3	3	25	—	31
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	(7)	153	(153)	—	(7)
Prepaid and other current assets	5	(3)	(14)	—	(12)
Accounts payable and accrued expenses	(52)	(89)	(96)	—	(237)
Unearned revenue	15	(374)	398	—	39
Accrued legal settlements	—	(108)	—	—	(108)
Other current liabilities	(10)	(19)	53	—	24
Net change in prepaid/accrued income taxes	104	—	1	—	105
Net change in other assets and liabilities	(17)	30	(44)	—	(31)
Cash provided by (used for) operating activities	847	(216)	844	(1,290)	185
Investing Activities:
Capital expenditures	(4)	(4)	(8)	—	(16)
Acquisitions, net of cash acquired	—	—	(7)	—	(7)
Changes in short-term investments	—	—	(1)	—	(1)
Cash used for investing activities	(4)	(4)	(16)	—	(24)
Financing Activities:
Additions to short-term debt, net	329	—	—	—	329
Dividends paid to shareholders	(96)	—	—	—	(96)
Dividends and other payments paid to noncontrolling interests	—	—	(33)	—	(33)
Repurchase of treasury shares	(226)	—	—	—	(226)
Exercise of stock options	31	—	—	—	31
Employee withholding tax on share-based payments	(46)	—	—	—	(46)
Intercompany financing activities	(838)	220	(672)	1,290	—
Cash (used for) provided by financing activities	(846)	220	(705)	1,290	(41)
Effect of exchange rate changes on cash from continuing operations	7	—	(8)	—	(1)
Net change in cash and cash equivalents	4	—	115	—	119
Cash and cash equivalents at beginning of period	167	—	1,314	—	1,481
Cash and cash equivalents at end of period	$171	$—	$1,429	$—	$1,600

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

The following Management's Discussion and Analysis (“MD&A”) provides a narrative of the results of operations and financial condition of S&P Global Inc. (together with its consolidated subsidiaries, "S&P Global," the “Company,” “we,” “us” or “our”) for the three months ended March 31, 2017. The MD&A should be read in conjunction with the consolidated financial statements, accompanying notes and MD&A included in our Form 10-K for the year ended December 31, 2016 (our “Form 10-K”), which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The MD&A includes the following sections:

•	Overview

•	Results of Operations — Comparing the Three Months Ended March 31, 2017 and 2016

•	Liquidity and Capital Resources

•	Reconciliation of Non-GAAP Financial Information

•	Critical Accounting Estimates

•	Recently Issued or Adopted Accounting Standards

•	Forward-Looking Statements

OVERVIEW

We are a leading provider of transparent and independent ratings, benchmarks, analytics and data to the capital and commodity markets worldwide.

Our operations consist of three reportable segments: Ratings, Market and Commodities Intelligence and S&P Dow Jones Indices ("Indices").

•	Ratings is an independent provider of credit ratings, research and analytics, offering investors and other market participants information, ratings and benchmarks.

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

•	Indices is a global index provider that maintains a wide variety of valuation and index benchmarks for investment advisors, wealth managers and institutional investors.
Key results for the periods ended March 31 are as follows:

(in millions, except per share amounts)	2017	2016	% Change 1
Revenue	$1,453	$1,341	8%
Operating profit [2]	$648	$512	27%
Operating margin %	45%	38%
Diluted earnings per share from net income	$1.53	$1.10	39%

[1]	% changes in the tables throughout the MD&A are calculated off of the actual number, not the rounded number presented.

[2]
2017 includes non-cash acquisition and disposition-related adjustments of $15 million and legal settlement expenses of $2 million. 2016 includes a benefit related to net legal settlement insurance recoveries of $12 million, a technology-related impairment charge of $24 million, and disposition-related costs of $3 million. 2017 and 2016 also includes amortization of intangibles from acquisitions of $24 million.

Revenue increased 8% driven by increases at Ratings and Indices, partially offset by a decrease at Market and Commodities Intelligence. The increase at Ratings was primarily due to growth in corporate bond ratings revenue and U.S. bank loan ratings revenue. Revenue growth at Indices was primarily due to higher levels of assets under management ("AUM") for ETFs and mutual funds, partially offset by lower volumes for exchange-traded derivatives. The decrease at Market and Commodities Intelligence was primarily due to the disposition of non-core businesses in 2016, partially offset by annualized contract value growth in the S&P Global Market Intelligence Desktop and Global Risk Services products and continued demand for Platts’ proprietary content at S&P Global Platts.

Operating profit increased 27%. Excluding the unfavorable impact of higher net legal settlement insurance recoveries in 2016 of 7 percentage points, non-cash acquisition and disposition-related adjustments of 9 percentage points, partially offset by the favorable impact of a technology-related impairment charge in 2016 of 16 percentage points and disposition-related costs in 2016 of 2 percentage points, operating profit increased 25%. This increase was primarily due to revenue growth at Ratings and Indices as discussed above, partially offset by higher compensation costs due to additional headcount and increased incentive costs.

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

RESULTS OF OPERATIONS — COMPARING THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

Consolidated Review

(in millions)	2017	2016	% Change
Revenue	$1,453	$1,341	8%
Total Expenses:
Operating-related expenses	411	453	(9)%
Selling and general expenses	351	334	5%
Depreciation and amortization	43	42	1%
Total expenses	805	829	(3)%
Operating profit	648	512	27%
Interest expense, net	37	40	(8)%
Provision for taxes on income	181	149	21%
Net income	430	323	33%
Less: net income attributable to noncontrolling interests	(31)	(29)	10%
Net income attributable to S&P Global Inc.	$399	$294	35%

Revenue

The following table provides consolidated revenue information for the periods ended March 31:

(in millions)	2017	2016	% Change
Revenue	$1,453	$1,341	8%

Subscription / Non-transaction revenue	$887	$881	1%
Asset linked fees	$108	$86	26%
Non-subscription / Transaction revenue	$458	$374	23%
% of total revenue:
Subscription / Non-transaction revenue	61%	66%
Asset linked fees	7%	6%
Non-subscription / Transaction revenue	32%	28%

U.S. revenue	$891	$840	6%
International revenue:
European region	346	297	16%
Asia	132	137	(3)%
Rest of the world	84	67	25%
Total international revenue	$562	$501	12%
% of total revenue:
U.S. revenue	61%	63%
International revenue	39%	37%

Subscription / non-transaction revenue increased 1% primarily from growth in S&P Global Market Intelligence's average contract values, continued demand for Platts’ proprietary content and an increase in surveillance fees at Ratings, partially offset by the unfavorable impact of the disposition of non-core businesses in 2016. Asset linked fees increased 26% due to the impact of higher AUM for ETFs and mutual funds. Non-subscription / transaction revenue increased 23% primarily due to an increase in corporate bond ratings revenue and U.S. bank loan ratings revenue at Ratings, partially offset by the unfavorable impact of the disposition of non-core businesses in 2016. See “Segment Review” below for further information.

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

Total Expenses

The following tables provide an analysis by segment of our operating-related expenses and selling and general expenses for the three months ended March 31:

(in millions)	2017		2016		% Change
	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses
Ratings [1]	$199	$130	$192	$90	4%	44%
Market and Commodities Intelligence [2]	197	180	250	198	(21)%	(9)%
Indices	40	13	34	14	17%	(1)%
Intersegment eliminations [3]	(25)	—	(23)	—	(7)%	N/M
Total segments	411	323	453	302	(9)%	7%
Corporate	—	28	—	32	N/M	(14)%
Total	$411	$351	$453	$334	(9)%	5%
N/M - not meaningful

[1]
In 2017, selling and general expenses include legal settlement expenses of $2 million. In 2016, selling and general expenses include a benefit related to net legal settlement insurance recoveries of $12 million.

[2]
In 2017, selling and general expenses include non-cash acquisition and disposition-related adjustments of $15 million. In 2016, selling and general expenses include a technology-related impairment charge of $24 million and disposition-related costs of $3 million.

[3]	Intersegment eliminations relate to a royalty charged to Market and Commodities Intelligence for the rights to use and distribute content and data developed by Ratings.

Operating-Related Expenses

Operating-related expenses decreased 9%. The decrease at Market and Commodities Intelligence was due to the disposition of non-core businesses in 2016. This decrease was partially offset by increases at Ratings and Indices due to higher compensation costs related to increased incentive costs and additional headcount.

Intersegment eliminations primarily relate to a royalty charged to Market and Commodities Intelligence for the rights to use and distribute content and data developed by Ratings.

Selling and General Expenses

Selling and general expenses increased 5%. Excluding the unfavorable impact of higher net legal settlement insurance recoveries in 2016 of 3 percentage points, non-cash acquisition and disposition-related adjustments of 3 percentage points, partially offset by the favorable impact of a technology-related impairment charge in 2016 of 5 percentage points and disposition-related costs in 2016 of 1 percentage point, selling and general expenses increased 5%. The increase at Ratings was due to higher compensation costs related to increased incentive costs and additional headcount. This increase was partially offset by a decrease at Market and Commodities Intelligence due to the disposition of non-core businesses in 2016.

Depreciation and Amortization

Depreciation and amortization remained relatively unchanged compared to the first quarter of 2016, increasing 1%.

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
The tables below reconcile segment operating profit to total operating profit for the three months ended March 31:

(in millions)	2017	2016	% Change
Ratings [1]	$376	$262	43%
Market and Commodities Intelligence [2]	186	183	2%
Indices [3]	115	101	14%
Total segment operating profit	677	546	24%
Unallocated expense	(29)	(34)	(13)%
Total operating profit	$648	$512	27%

[1]
2017 includes legal settlement expenses of $2 million and 2016 includes a benefit related to net legal settlement insurance recoveries of $12 million. 2017 and 2016 also includes amortization of intangibles from acquisitions of $1 million.

[2]
2017 includes non-cash acquisition and disposition-related adjustments of $15 million. 2016 includes a technology-related impairment charge of $24 million and disposition-related costs of $3 million. 2017 and 2016 also includes amortization of intangibles from acquisitions of $22 million.

[3]	2017 and 2016 includes amortization of intangibles from acquisitions of $1 million.

Segment Operating Profit — Increased 24% as compared to the first quarter of 2016. Excluding the unfavorable impact of higher net legal settlement insurance recoveries in 2016 of 6 percentage points, non-cash acquisition and disposition-related adjustments of 8 percentage points, partially offset by the favorable impact of a technology-related impairment charge in 2016 of 13 percentage points and disposition-related costs in 2016 of 2 percentage points, segment operating profit increased 23%. This increase was primarily due to revenue growth at Ratings and Indices as discussed above, partially offset by higher compensation costs due to additional headcount and increased incentive costs. See “Segment Review” below for further information.

Unallocated Expense — These expenses, included in selling and general expenses, mainly include costs for corporate center functions, select initiatives and unoccupied office space. Unallocated expense decreased $4 million or 13% as compared to the first quarter of 2016 primarily due to higher pension income in 2017.

Foreign exchange rates had an unfavorable impact on operating profit of 1 percentage point. This impact refers to constant currency comparisons and the remeasurement of monetary assets and liabilities. Constant currency impacts are estimated by re-calculating current year results of foreign operations using the average exchange rate from the prior year. Remeasurement impacts are based on the variance between current-year and prior-year foreign exchange rate fluctuations on assets and liabilities denominated in currencies other than the individual businesses functional currency.

Interest Expense, net

Net interest expense decreased compared to the first quarter of 2016 primarily as a result of the favorable impact of lower interest rates on the $500 million of senior notes issued in 2016 compared to the $400 million senior notes that were repaid in 2016.

Provision for Income Taxes

The effective income tax rate was 29.5% and 31.5% for the three months ended March 31, 2017 and March 31, 2016, respectively. The decrease in 2017 was due to the recognition of excess tax benefits associated with share-based payments in the statement of income as well as a benefit from an acquisition-related adjustment. Excess tax benefits were previously recognized in additional paid-in capital in 2016.

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

Non-transaction revenue primarily includes fees for surveillance of a credit rating, annual fees for customer relationship-based pricing programs, fees for entity credit ratings and global research and analytics. Non-transaction revenue also includes an intersegment royalty charged to Market and Commodities Intelligence for the rights to use and distribute content and data developed by Ratings. Royalty revenue for the three months ended March 31, 2017 and March 31, 2016 was $24 million and $22 million, respectively.

The following table provides revenue and segment operating profit information for the three months ended March 31:

(in millions)	2017	2016	% Change
Revenue	$714	$552	29%

Non-transaction revenue	$341	$327	4%
Transaction revenue	$373	$225	65%
% of total revenue:
Non-transaction revenue	48%	59%
Transaction revenue	52%	41%

U.S. revenue	$418	$330	27%
International revenue	$296	$222	33%
% of total revenue:
U.S. revenue	59%	60%
International revenue	41%	40%

Operating profit [1]	$376	$262	43%
Operating margin %	53%	47%

[1]
2017 includes legal settlement expenses of $2 million and 2016 includes a benefit related to net legal settlement insurance recoveries of $12 million. 2017 and 2016 also includes amortization of intangibles from acquisitions of $1 million.

Revenue increased 29%, which includes the unfavorable impact of foreign exchange rates that reduced revenue by 1 percentage point. Transaction revenue grew primarily due to an increase in corporate bond ratings revenue across all regions driven by strong high-yield corporate bond issuance and growth in U.S. bank loan ratings revenue. The increase in U.S. bank loan ratings revenue was driven largely by a combination of new issuance and repricing activity in the leveraged loan market. Revenue growth also benefited from increased contract realization. Non-transaction revenue grew due to an increase in surveillance fees and higher entity credit ratings revenue, partially offset by a decline in Ratings Evaluation Service ("RES") activity.

Operating profit increased 43%. Excluding the unfavorable impact of higher net insurance recoveries in 2016 of 7 percentage points, operating profit increased 50%. This increase is primarily due to revenue growth, partially offset by higher compensation costs related to increased incentive costs and additional headcount. Foreign exchange rates had an unfavorable impact on operating profit of 3 percentage points.

Market Issuance Volumes

We monitor market issuance volumes as an indicator of trends in transaction revenue streams within Ratings. Market issuance volumes noted within the discussion that follows are based on the domicile of the issuer. Issuance volumes can be reported in two ways: by “domicile” which is based on where an issuer is located or where the assets associated with an issue are located, or based on “marketplace” which is where the bonds are sold. The following tables depict changes in issuance levels as compared to the prior year, based on a composite of Thomson Financial, Harrison Scott Publications, Dealogic and Ratings' internal estimates.

	First Quarter Compared to Prior Year
Corporate Bond Issuance	U.S.	Europe	Global
High-yield issuance	115%	181%	172%
Investment grade	15%	(1)%	(7)%
Total new issue dollars — Corporate issuance	27%	10%	3%

•
Corporate Issuance in the U.S. and Europe was up in the quarter primarily driven by the increase in high-yield issuance reflecting the continued tightening of credit spreads. High-yield issuance comparisons in the quarter reflect low volumes experienced in the first quarter of 2016 due to market volatility driven mainly by weakness in China and commodity prices along with widening credit spreads due to the U.S. Federal Reserve's December 2015 interest rate increase.

	First Quarter Compared to Prior Year
Structured Finance	U.S.	Europe	Global
Asset-backed securities (“ABS”)	31%	(48)%	36%
Structured credit	312%	36%	207%
Commercial mortgage-backed securities (“CMBS”)	(36)%	146%	(33)%
Residential mortgage-backed securities (“RMBS”)	137%	(68)%	25%
Covered bonds	*	(16)%	(20)%
Total new issue dollars — Structured finance	57%	(21)%	16%

*	Represents no activity in 2017 and 2016.

•	ABS issuance was up in the U.S. driven primarily by an increase in credit card and student loan transactions. ABS issuance was down in Europe reflecting lower market volume.

•	Issuance was up in the U.S. and European Structured Credit markets driven by increased collateralized loan obligation ("CLO") refinancing engagements primarily due to overall market conditions.

•	CMBS issuance was down in the U.S. reflecting lower market volume. European CMBS issuance was up in the quarter, although from a low 2016 base.

•	RMBS volume was up in the U.S. driven by an increase in leveraged loan activity and down in Europe driven by one large issuance in 2016.

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

In January of 2017, we completed the sale of Quant House SAS ("QuantHouse"), included in our Market and Commodities Intelligence segment, to QH Holdco, an independent third party. In November of 2016, we entered into a put option agreement that gave the Company the right, but not the obligation, to put the entire share capital of QuantHouse to QH Holdco. As a result, we classified the assets and liabilities of QuantHouse, net of our costs to sell, as held for sale, which is included in prepaid and other current assets and other current liabilities, respectively, in our consolidated balance sheet as of December 31, 2016. On January 4, 2017, we exercised the put option, thereby entering into a definitive agreement to sell QuantHouse to QH Holdco. On January 9, 2017, we completed the sale of QuantHouse to QH Holdco. Following the sale, the assets and liabilities of QuantHouse are no longer reported in our consolidated balance sheet as of March 31, 2017.

Market and Commodities Intelligence includes the following business lines:

•	Desktop — a product suite that provides data, analytics and third-party research for global finance professionals, which includes the S&P Capital IQ and SNL Desktop products;

•	Enterprise Solutions — integrated bulk data feeds that can be customized, which includes Compustat and CUSIP;

•	Risk Services — commercial arm that sells Ratings' credit ratings and related data, analytics and research, which includes subscription-based offerings, RatingsDirect® and RatingsXpress®; and

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

As of September 7, 2016, we completed the sale of J.D. Power and the results are included in Market and Commodities Intelligence through that date.

The following table provides revenue and segment operating profit information for the three months ended March 31:

(in millions)	2017	2016	% Change
Revenue	$593	$661	(10)%

Subscription revenue	$540	$547	(1)%
Non-subscription revenue	$53	$114	(53)%
% of total revenue:
Subscription revenue	91%	83%
Non-subscription revenue	9%	17%

U.S. revenue	$343	$396	(14)%
International revenue	$250	$265	(5)%
% of total revenue:
U.S. revenue	58%	60%
International revenue	42%	40%

Operating profit [1]	$186	$183	2%
Operating margin %	31%	28%

[1]
2017 includes non-cash acquisition and disposition-related adjustments of $15 million. 2016 includes a technology-related impairment charge of $24 million and disposition-related costs of $3 million. 2017 and 2016 also includes amortization of intangibles from acquisitions of $22 million.

Revenue decreased 10% and was unfavorably impacted by 17 percentage points from the net impact of acquisitions and dispositions discussed below. Excluding these acquisitions and dispositions, revenue increased driven by growth in annualized contract values in the S&P Capital IQ and SNL Desktop products, RatingsXpress® and RatingsDirect®. The number of users and customers continued to grow for each of these products in the quarter. Additionally, strength in S&P Global Platts' proprietary content due to continued demand for market data and price assessment products, led by petroleum, contributed to revenue growth. Both domestic and international revenue decreased in the quarter due to the unfavorable impact of the dispositions discussed below. Revenue was favorably impacted by the acquisitions of RigData and PIRA Energy Group ("PIRA") in June of 2016 and September of 2016, respectively. Revenue was unfavorably impacted by the dispositions of J.D. Power in September of 2016, Standard & Poor's Securities Evaluations, Inc. ("SPSE") and Credit Market Analysis ("CMA") in October of 2016, Equity Fund Research in October of 2016 and QuantHouse in January of 2017. The unfavorable impact of foreign exchange rates reduced revenue by less than 1 percentage point.

Operating profit increased 2%. Excluding the unfavorable impact of non-cash acquisition and disposition-related adjustments of 7 percentage points, partially offset by the favorable impact of a technology-related impairment charge in 2016 of 11 percentage points and disposition-related costs in 2016 of 1 percentage point, operating profit decreased 3 percentage points. The decrease is primarily due to the unfavorable impact of the dispositions discussed above, partially offset by operating margin improvement from existing businesses.

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
Indices primarily derives revenue from asset linked fees based on the S&P and Dow Jones Indices and to a lesser extent generates subscription revenue and transaction revenue. Specifically, Indices generates revenue from the following sources:

•	Investment vehicles — asset linked fees such as ETFs and mutual funds, that are based on the S&P Dow Jones Indices' benchmarks and generate revenue through fees based on assets and underlying funds;

•	Exchange traded derivatives — generate royalties based on trading volumes of derivatives contracts listed on various exchanges;

•	Index-related licensing fees — fixed or variable annual and per-issue fees for over-the-counter derivatives and retail-structured products; and

•	Data and customized index subscription fees — fees from supporting index fund management, portfolio analytics and research.

The following table provides revenue and segment operating profit information for the three months ended March 31:

(in millions)	2017	2016	% Change
Revenue	$171	$151	14%

Asset linked fees	$108	$86	26%
Subscription revenue	$31	$30	3%
Transaction revenue	$32	$35	(8)%
% of total revenue:
Asset linked fees	63%	57%
Subscription revenue	18%	20%
Transaction revenue	19%	23%

U.S. revenue	$142	$125	14%
International revenue	$29	$26	12%
% of total revenue:
U.S. revenue	83%	83%
International revenue	17%	17%

Operating profit [1]	$115	$101	14%
Less: net operating profit attributable to noncontrolling interests	30	26
Net operating profit	$85	$75	14%
Operating margin %	67%	67%
Net operating margin %	49%	49%

[1]	2017 and 2016 includes amortization of intangibles from acquisitions of $1 million.

Revenue at Indices increased 14%, primarily driven by higher levels of assets under management ("AUM") for ETFs and mutual funds, partially offset by lower volumes for exchange-traded derivatives. Revenue growth was favorably impacted by one percentage point from the acquisition of Trucost plc ("Trucost") in October of 2016. Ending AUM for ETFs in the first quarter of 2017 increased 35% to $1.116 trillion and average AUM for ETFs increased 39% to $1.078 trillion compared to the first quarter of 2016.

Operating profit grew 14%. Revenue growth was partially offset by higher compensation costs primarily driven by additional headcount partially related to the acquisition of Trucost, increased incentive costs and increased operating costs to support revenue growth and business initiatives at Indices. Foreign exchange rates had a favorable impact on operating profit of 2 percentage points.

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

Cash Flow Overview

Cash and cash equivalents were $2,411 million as of March 31, 2017, an increase of $19 million from December 31, 2016, and consisted of approximately 30% of domestic cash and 70% of cash held abroad. Typically, cash held outside the U.S. is anticipated to be utilized to fund international operations or to be reinvested outside of the U.S., as a significant portion of our opportunities for growth in the coming years is expected to be abroad. In the event funds from international operations are needed to fund operations in the U.S., we would be required to accrue for and pay taxes in the U.S. to repatriate these funds.

The following table provides cash flow information for the three months ended March 31:

(in millions)	2017	2016	% Change
Net cash provided by (used for):
Operating activities	$353	$185	91%
Investing activities	$(22)	$(24)	(8)%
Financing activities	$(346)	$(41)	N/M
N/M - not meaningful

In the first three months of 2017, free cash flow increased to $306 million compared to $136 million in the first three months of 2016. The increase is primarily due to the increase in cash provided by operating activities as discussed below. Free cash flow is a non-GAAP financial measure and reflects our cash flow provided by operating activities less capital expenditures and dividends and other payments paid to noncontrolling interests. Capital expenditures include purchases of property and equipment and additions to technology projects. See “Reconciliation of Non-GAAP Financial Information” below for a reconciliation of cash flow provided by operating activities, the most directly comparable U.S. GAAP financial measure, to free cash flow and free cash flow excluding certain items.

Operating activities

Cash provided by operating activities increased $168 million to $353 million for the first three months of 2017. The increase is mainly due to higher payments of legal settlements in 2016.

Investing activities

Our cash outflows from investing activities are primarily for acquisitions and capital expenditures, while cash inflows are primarily proceeds from dispositions.

Cash used for investing activities decreased slightly to $22 million for the first three months of 2017 as compared to $24 million in the first three months of 2016. See Note 2 — Acquisitions and Divestitures for further discussion.

Financing activities

Our cash outflows from financing activities consist primarily of share repurchases, dividends to shareholders and repayments of short-term and long-term debt, while cash inflows are primarily attributable to the borrowing of short-term and long-term debt and proceeds from the exercise of stock options.

Cash used for financing activities increased to $346 million for the first three months of 2017 as compared to $41 million in the first three months of 2016. The increase is primarily attributable to proceeds received from short-term debt in 2016.

During the first three months of 2017, we used cash to repurchase 1.5 million shares for $201 million. During the first three months of 2016, we used cash to repurchase 2.4 million shares for $226 million, which includes 0.3 million shares for approximately $26 million that settled in January of 2016.

Additional Financing

We have the ability to borrow a total of $1.2 billion through our commercial paper program, which is supported by our revolving $1.2 billion five-year credit agreement (our “credit facility”) that we entered into on June 30, 2015. This credit facility will terminate on June 30, 2020. As of March 31, 2017 and December 31, 2016, there were no commercial paper borrowings outstanding.

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

We believe the presentation of free cash flow and free cash flow excluding certain items allows our investors to evaluate the cash generated from our underlying operations in a manner similar to the method used by management. We use free cash flow to conduct and evaluate our business because we believe it typically presents a more conservative measure of cash flows since capital expenditures and dividends and other payments paid to noncontrolling interests are considered a necessary component of ongoing operations. Free cash flow is useful for management and investors because it allows management and investors to evaluate the cash available to us to prepay debt, make strategic acquisitions and investments and repurchase stock.

The presentation of free cash flow and free cash flow excluding certain items are not intended to be considered in isolation or as a substitute for the financial information prepared and presented in accordance with U.S. GAAP. Free cash flow, as we calculate it, may not be comparable to similarly titled measures employed by other companies. The following table presents a reconciliation of our cash flow provided by operating activities to free cash flow excluding the impact of the item below for the three months ended March 31:

(in millions)	2017	2016	% Change
Cash provided by operating activities	$353	$185	91%
Capital expenditures	(23)	(16)
Dividends and other payments paid to noncontrolling interests	(24)	(33)
Free cash flow	306	136	N/M
Payment of legal settlements	1	108
Free cash flow excluding above item	$307	$244	26%

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risk includes changes in foreign exchange rates. We have operations in foreign countries where the functional currency is primarily the local currency. For international operations that are determined to be extensions of the parent company, the U.S. dollar is the functional currency. We typically have naturally hedged positions in most countries from a local currency perspective with offsetting assets and liabilities. As of March 31, 2017 and December 31, 2016, we entered into foreign exchange forward contracts to hedge the effect of adverse fluctuations in foreign currency exchange rates. We have not entered into any derivative financial instruments for speculative purposes. See Note 5 - Derivative Instruments to the consolidated financial statements of this Form 10-Q for further discussion.

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

As of March 31, 2017, an evaluation was performed under the supervision and with the participation of management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2017.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On December 4, 2013, the Board of Directors approved a share repurchase program authorizing the purchase of up to 50 million shares, which was approximately 18% of the Company's outstanding shares at that time. During the first quarter of 2017, we repurchased 1.5 million shares, and as of March 31, 2017, 24.2 million shares remained under our current repurchase program.

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

The following table provides information on our purchases of our outstanding common stock during the first quarter of 2017 pursuant to our current share repurchase program (column c). In addition to these purchases, the number of shares in column (a) include shares of common stock that are tendered to us to satisfy our employees’ tax withholding obligations in connection with the vesting of awards of restricted shares (we repurchase such shares based on their fair market value on the vesting date). There were no other share repurchases during the quarter outside the repurchases noted below.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs	(d) Maximum Number of Shares that may yet be Purchased Under the Programs
January 1 — January 31, 2017	38,838	$107.62	—	25.8 million
February 1 — February 28, 2017	1,004,802	129.44	697,000	25.1 million
March 1 — March 31, 2017	850,000	130.82	850,000	24.2 million
Total — Quarter	1,893,640	$129.61	1,547,000	24.2 million
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

Revenue during the first quarter of 2017 attributable to the transactions or dealings by the Company described below was approximately $123,900 with net profit from such sales being a fraction of the revenues.

During the first quarter of 2017, one of the Company’s divisions, a provider of energy-related information in over 150 countries, sold information and informational materials, which are generally exempt from U.S. economic sanctions, to fifteen subscribers that are owned or controlled, or appear to be owned or controlled, by the Government of Iran (the “GOI”). The Company, among other things, offers customers that subscribe to its publications access to proprietary data, analytics, and industry information that enable commodities markets to perform with greater transparency and efficiency. This division provided such data related to the energy and petrochemicals markets to the subscribers referenced above, generating revenue that was a de minimis portion of both the division's and the Company’s revenue. Eight of the subscribers are designated by OFAC as GOI entities; and seven appear, based on publicly available information, to be owned or controlled by GOI entities. We believe that these transactions were permissible under U.S. sanctions pursuant to certain statutory and regulatory exemptions for the exportation of information and informational materials. The Company will continue to monitor its provision of products and services to these Iranian customers so that such activity continues to be permissible under U.S. sanctions.

Item 6. Exhibits

(10.1)	Form of Performance Share Unit Terms and Conditions

(10.2)	Form of Performance Restricted Stock Unit Terms and Conditions

(10.3)	Offer Letter dated June 20, 2016 between Registrant and Steve Kemps

(10.4)	Offer Letter dated October 3, 2016 between Registrant and Ewout Steenbergen

(10.5)	S&P Dow Jones Indices 2017 Long-Term Cash Incentive Compensation Plan dated April 11, 2017

(12)	Computation of Ratio of Earnings to Fixed Charges

(15)	Letter on Unaudited Interim Financials

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

(32)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(101.INS)	XBRL Instance Document

(101.SCH)	XBRL Taxonomy Extension Schema

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase

(101.LAB)	XBRL Taxonomy Extension Label Linkbase

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

S&P Global Inc.
Registrant

Date:	April 25, 2017	By:	/s/ Ewout L. Steenbergen
Ewout L. Steenbergen
Executive Vice President and Chief Financial Officer

Date:	April 25, 2017	By:	/s/ Robert J. MacKay
Robert J. MacKay
Senior Vice President and Corporate Controller