Form 10-Q
period 2017-06-30
S&P Global Inc.
filed 2017-07-27
CIK 64040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Shares Outstanding	Date
Common stock (par value $1.00 per share)	257.0 million	July 21, 2017

S&P Global Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of S&P Global Inc.

We have reviewed the consolidated balance sheet of S&P Global Inc. (and subsidiaries) (the “Company”) as of June 30, 2017, the related consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2017 and 2016, the related consolidated statements of cash flows for the six-month periods ended June 30, 2017 and 2016, and the related consolidated statement of equity for the six-month period ended June 30, 2017. These financial statements are the responsibility of the Company’s management.

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

/s/ ERNST & YOUNG LLP

New York, New York
July 27, 2017

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

S&P Global Inc.
Consolidated Statements of Income
(Unaudited)

(in millions, except per share amounts)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenue	$1,509	$1,482	$2,962	$2,823
Expenses:
Operating-related expenses	449	469	861	923
Selling and general expenses	338	317	689	650
Depreciation	20	22	39	40
Amortization of intangibles	25	23	49	47
Total expenses	832	831	1,638	1,660
Operating profit	677	651	1,324	1,163
Interest expense, net	37	42	74	83
Income before taxes on income	640	609	1,250	1,080
Provision for taxes on income	183	197	363	345
Net income	457	412	887	735
Less: net income attributable to noncontrolling interests	(36)	(29)	(67)	(58)
Net income attributable to S&P Global Inc.	$421	$383	$820	$677

Earnings per share attributable to S&P Global Inc. common shareholders:
Net income:
Basic	$1.63	$1.45	$3.18	$2.56
Diluted	$1.62	$1.44	$3.15	$2.54
Weighted-average number of common shares outstanding:
Basic	257.3	264.5	257.7	264.7
Diluted	259.9	266.7	260.4	267.0

Actual shares outstanding at period end			257.0	263.9

Dividend declared per common share	$0.41	$0.36	$0.82	$0.72

See accompanying notes to the unaudited consolidated financial statements.

S&P Global Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

(in millions)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income	$457	$412	$887	$735

Other comprehensive income:
Foreign currency translation adjustment	42	(54)	72	(40)
Income tax effect	—	(1)	—	(1)
	42	(55)	72	(41)

Pension and other postretirement benefit plans	—	12	4	16
Income tax effect	2	(3)	1	(4)
	2	9	5	12

Unrealized (loss) gain on investment and forward exchange contracts	(10)	(1)	(3)	3
Income tax effect	2	—	—	(1)
	(8)	(1)	(3)	2

Comprehensive income	493	365	961	708
Less: comprehensive income attributable to nonredeemable noncontrolling interests	(5)	(2)	(6)	(5)
Less: comprehensive income attributable to redeemable noncontrolling interests	(31)	(27)	(61)	(53)
Comprehensive income attributable to S&P Global Inc.	$457	$336	$894	$650

See accompanying notes to the unaudited consolidated financial statements.

S&P Global Inc.
Consolidated Balance Sheets

(in millions)	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,384	$2,392
Accounts receivable, net of allowance for doubtful accounts: 2017 - $32; 2016 - $28	1,166	1,122
Prepaid and other current assets	173	157
Total current assets	3,723	3,671
Property and equipment, net of accumulated depreciation: 2017 - $532; 2016 - $537	264	271
Goodwill	2,982	2,949
Other intangible assets, net	1,442	1,506
Other non-current assets	380	272
Total assets	$8,791	$8,669
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$162	$183
Accrued compensation and contributions to retirement plans	294	409
Income taxes currently payable	79	95
Unearned revenue	1,502	1,509
Other current liabilities	325	415
Total current liabilities	2,362	2,611
Long-term debt	3,566	3,564
Pension and other postretirement benefits	269	274
Other non-current liabilities	414	439
Total liabilities	6,611	6,888
Redeemable noncontrolling interest (Note 8)	1,107	1,080
Commitments and contingencies (Note 12)
Equity:
Common stock	412	412
Additional paid-in capital	490	502
Retained income	9,816	9,210
Accumulated other comprehensive loss	(699)	(773)
Less: common stock in treasury	(9,000)	(8,701)
Total equity — controlling interests	1,019	650
Total equity — noncontrolling interests	54	51
Total equity	1,073	701
Total liabilities and equity	$8,791	$8,669

See accompanying notes to the unaudited consolidated financial statements.

S&P Global Inc.
Consolidated Statements of Cash Flows
(Unaudited)

(in millions)	Six Months Ended
	June 30,
	2017	2016
Operating Activities:
Net income	$887	$735
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	39	40
Amortization of intangibles	49	47
Provision for losses on accounts receivable	13	8
Stock-based compensation	41	34
Other	26	43
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	(49)	(39)
Prepaid and other current assets	(13)	(14)
Accounts payable and accrued expenses	(139)	(171)
Unearned revenue	(17)	38
Accrued legal settlements	(4)	(108)
Other current liabilities	(85)	(21)
Net change in prepaid/accrued income taxes	(45)	92
Net change in other assets and liabilities	(29)	(44)
Cash provided by operating activities	674	640
Investing Activities:
Capital expenditures	(56)	(36)
Acquisitions, net of cash acquired	(70)	(52)
Proceeds from dispositions	2	—
Cash used for investing activities	(124)	(88)
Financing Activities:
Additions to short-term debt, net	—	166
Dividends paid to shareholders	(212)	(191)
Distributions to noncontrolling interest holders	(54)	(57)
Repurchase of treasury shares	(346)	(373)
Exercise of stock options	38	65
Employee withholding tax on share-based payments	(44)	(50)
Cash used for financing activities	(618)	(440)
Effect of exchange rate changes on cash from continuing operations	60	(26)
Net change in cash and cash equivalents	(8)	86
Cash and cash equivalents at beginning of period	2,392	1,481
Cash and cash equivalents at end of period	$2,384	$1,567

See accompanying notes to the unaudited consolidated financial statements.

S&P Global Inc.
Consolidated Statement of Equity
(Unaudited)

(in millions)	Common Stock $1 par	Additional Paid-in Capital	Retained Income	Accumulated Other Comprehensive Loss	Less: Treasury Stock	Total SPGI Equity	Noncontrolling Interests	Total Equity
Balance as of December 31, 2016	$412	$502	$9,210	$(773)	$8,701	$650	$51	$701
Comprehensive income [1]			820	74		894	6	900
Dividends			(212)			(212)	(6)	(218)
Share repurchases					346	(346)		(346)
Employee stock plans		(12)			(47)	35		35
Change in redemption value of redeemable noncontrolling interest			(2)			(2)		(2)
Other						—	3	3
Balance as of June 30, 2017	$412	$490	$9,816	$(699)	$9,000	$1,019	$54	$1,073

[1]	Excludes $61 million attributable to our redeemable noncontrolling interest.

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

Our operations consist of three reportable segments: Ratings, Market and Commodities Intelligence and S&P Dow Jones Indices ("Indices").

•	Ratings is an independent provider of credit ratings, research, and analytics, offering investors and other market participants information, ratings and benchmarks.

•
Market and Commodities Intelligence is a global provider of multi-asset-class data, research and analytical capabilities, which integrate cross-asset analytics and desktop services and deliver their customers in the commodity and energy markets access to high-value information, data, analytic services and pricing and quality benchmarks. On September 7, 2016, we completed the sale of J.D. Power with the results included in Market and Commodities Intelligence results through that date.

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

In the opinion of management, all normal recurring adjustments considered necessary for a fair statement of the results of the interim periods have been included. The operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the full year.

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

Acquisitions

In June of 2017, CRISIL, included within our Ratings segment, acquired 8.9% of the outstanding shares of CARE Ratings Limited ("CARE") from Canara Bank. CARE is a Securities and Exchange Board of India registered credit rating agency providing various rating and grading services in India whose shares are publicly traded on both the Bombay Stock Exchange and the National Stock Exchange of India. We accounted for the investment in CARE as available-for-sale using the fair value method of accounting. The investment balance as of June 30,2017 of $65 million is included in other non-current assets in our consolidated balance sheet. The investment in CARE is not material to our consolidated financial statements.

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

Divestitures

In April of 2017, we signed a letter of intent to sell our facility at East Windsor, New Jersey. The fixed assets of the facility of $5 million have been classified as held for sale, which is included in prepaid and other current assets in our consolidated balance sheet as of June 30, 2017.

In January of 2017, we completed the sale of Quant House SAS ("QuantHouse"), included in our Market and Commodities Intelligence segment, to QH Holdco, an independent third party. In November of 2016, we entered into a put option agreement that gave the Company the right, but not the obligation, to put the entire share capital of QuantHouse to QH Holdco. As a result, we classified the assets and liabilities of QuantHouse, net of our costs to sell, as held for sale, which is included in prepaid and other current assets and other current liabilities, respectively, in our consolidated balance sheet as of December 31, 2016. On January 4, 2017, we exercised the put option, thereby entering into a definitive agreement to sell QuantHouse to QH Holdco. On January 9, 2017, we completed the sale of QuantHouse to QH Holdco. Following the sale, the assets and liabilities of QuantHouse are no longer reported in our consolidated balance sheet as of June 30, 2017.

The components of assets and liabilities held for sale related to QuantHouse in the consolidated balance sheet consist of the following:

(in millions)	December 31,
2016
Accounts receivable, net	$4
Other assets	3
Assets of a business held for sale	$7

Accounts payable and accrued expenses	$3
Unearned revenue	7
Other liabilities	35
Liabilities of a business held for sale	$45

The operating loss of our business that was disposed of for the periods ended June 30, 2017 and 2016 is as follows:

(in millions)	Three Months		Six Months
	2017	2016	2017	2016
Operating loss	$—	$(5)	$—	$(12)

During the six months ended June 30, 2016, we did not complete any dispositions.

3.	Income Taxes

The effective income tax rate was 28.6% and 29.1% for the three and six months ended June 30, 2017, respectively, and 32.3% and 31.9% for the three and six months ended June 30, 2016, respectively. The decrease in 2017 was primarily due to the recognition of excess tax benefits associated with share-based payments in the statement of income, the resolution of tax audits and a benefit from an acquisition-related adjustment.

At the end of each interim period, we estimate the annual effective tax rate and apply that rate to our ordinary quarterly earnings. The tax expense or benefit related to significant or unusual items that will be separately reported or reported net of their related tax effect, and are individually computed, is recognized in the interim period in which those items occur. In addition, the effect of changes in enacted tax laws or rates or tax status is recognized in the interim period in which the change occurs.

The Company is continuously subject to tax examinations in various jurisdictions. As of June 30, 2017 and December 31, 2016, the total amount of federal, state and local, and foreign unrecognized tax benefits was $139 million and $161 million, respectively, exclusive of interest and penalties. We recognize accrued interest and penalties related to unrecognized tax benefits in interest expense and operating-related expense, respectively. In addition, as of June 30, 2017 and December 31, 2016, we had $49 million and $44 million, respectively, of accrued interest and penalties associated with unrecognized tax benefits. Based on the current status of income tax audits, we believe that the total amount of unrecognized tax benefits on the balance sheet may be reduced by up to approximately $32 million in the next twelve months as a result of the resolution of local tax examinations.

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

4.	Debt

(in millions)	June 30, 2017	December 31, 2016
2.5% Senior Notes, due 2018 [1]	$399	$398
3.3% Senior Notes, due 2020 [2]	696	696
4.0% Senior Notes, due 2025 [3]	691	691
4.4% Senior Notes, due 2026 [4]	892	891
2.95% Senior Notes, due 2027 [5]	492	492
6.55% Senior Notes, due 2037 [6]	396	396
Commercial paper	—	—
Total debt	3,566	3,564
Less: short-term debt including current maturities	—	—
Long-term debt	$3,566	$3,564

[1]	Interest payments are due semiannually on February 15 and August 15, and as of June 30, 2017, the unamortized debt discount and issuance costs total $1 million.

[2]	Interest payments are due semiannually on February 14 and August 14, and as of June 30, 2017, the unamortized debt discount and issuance costs total $4 million.

[3]	Interest payments are due semiannually on June 15 and December 15, and as of June 30, 2017, the unamortized debt discount and issuance costs total $9 million.

[4]	Interest payments are due semiannually on February 15 and August 15, and as of June 30, 2017, the unamortized debt discount and issuance costs total $8 million.

[5]	Interest payments are due semiannually on January 22 and July 22, and as of June 30, 2017, the unamortized debt discount and issuance costs total $8 million.

[6]	Interest payments are due semiannually on May 15 and November 15, and as of June 30, 2017, the unamortized debt discount and issuance costs total $4 million.

The fair value of our long-term debt borrowings was $3.8 billion and $3.7 billion as of June 30, 2017 and December 31, 2016, respectively, and was estimated based on quoted market prices.

On June 30, 2017, we entered into a revolving $1.2 billion five-year credit agreement (our "credit facility") that will terminate on June 30, 2022. This credit facility replaced our $1.2 billion five year credit facility that was scheduled to terminate on June 30, 2020. The previous credit facility was canceled immediately after the new credit facility became effective. There were no outstanding borrowings under the previous credit facility when it was replaced.

We have the ability to borrow a total of $1.2 billion through our commercial paper program, which is supported by our credit facility. As of June 30, 2017 and December 31, 2016, there were no commercial paper borrowings outstanding.

Depending on our indebtedness to cash flow ratio, we pay a commitment fee of 8 to 17.5 basis points for our credit facility, whether or not amounts have been borrowed. We currently pay a commitment fee of 12.5 basis points. The interest rate on borrowings under our credit facility is, at our option, calculated using rates that are primarily based on either the prevailing London Inter-Bank Offer Rate, the prime rate determined by the administrative agent or the Federal Funds Rate. For certain borrowings under this credit facility, there is also a spread based on our indebtedness to cash flow ratio added to the applicable rate.

Our credit facility contains certain covenants. The only financial covenant requires that our indebtedness to cash flow ratio, as defined in our credit facility, is not greater than 4 to 1, and this covenant level has never been exceeded.

5.	Derivative Instruments

Cash Flow Hedges

Our exposure to market risk includes changes in foreign exchange rates. We have operations in foreign countries where the functional currency is primarily the local currency. For international operations that are determined to be extensions of the parent company, the U.S. dollar is the functional currency. We typically have naturally hedged positions in most countries from a local currency perspective with offsetting assets and liabilities. As of June 30, 2017 and December 31, 2016, we have entered into foreign exchange forward contracts to hedge the effect of adverse fluctuations in foreign currency exchange rates. We do not enter into any derivative financial instruments for speculative purposes.
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
As of June 30, 2017, we estimate that $1 million of the net gains related to derivatives designated as cash flow hedges recorded in other comprehensive income (loss) is expected to be reclassified into earnings within the next twelve months. There was no material hedge ineffectiveness for the three and six months ended June 30, 2017 and 2016. As of June 30, 2017 and June 30, 2016, the aggregate notional value of our outstanding foreign currency forward contracts was $192 million and $96 million, respectively.
The following table provides information on the location and fair value amounts of our cash flow hedges as of June 30, 2017 and December 31, 2016:

(in millions) Balance Sheet Location		June 30, 2017	December 31, 2016
Prepaid and other current assets [1]	Foreign exchange forward contracts	$3	$3

[1]	Foreign currency forward contracts are recorded at fair value that is based on foreign currency exchange rates in active markets; therefore we classify these derivative contracts as Level 2.
The following table provides information on the location and amounts of pre-tax gains (losses) on our cash flow hedges for the periods ended June 30:

Three Months

(in millions)	Gain (Loss) Recognized in Accumulated Other Comprehensive Loss (effective portion)		Location of Gain Reclassified from Accumulated Other Comprehensive Loss into Income (effective portion)	Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (effective portion)
Cash flow hedges - designated as hedging instruments	2017	2016		2017	2016
Foreign exchange forward contracts	$(6)	$(1)	Selling and general expenses	$3	$1

Six Months

(in millions)	Gain (Loss) Recognized in Accumulated Other Comprehensive Loss (effective portion)		Location of Gain Reclassified from Accumulated Other Comprehensive Loss into Income (effective portion)	Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (effective portion)
Cash flow hedges - designated as hedging instruments	2017	2016		2017	2016
Foreign exchange forward contracts	$(1)	$2	Selling and general expenses	$4	$2

The activity related to the change in unrealized gains (losses) in accumulated other comprehensive loss was as follows for the periods ended June 30:

(in millions)	Three Months		Six Months
	2017	2016	2017	2016
Net unrealized gains (losses) on cash flow hedges, net of taxes, beginning of period	$7	$2	$2	$(1)
Change in fair value, net of tax	(3)	—	3	4
Reclassification into earnings, net of tax	(3)	(1)	(4)	(2)
Net unrealized gains on cash flow hedges, net of taxes, end of period	$1	$1	$1	$1

6.	Employee Benefits

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

The components of net periodic benefit cost (credit) for our retirement plans and postretirement plans for the periods ended June 30 are as follows:

Retirement Plans

(in millions)	Three Months		Six Months
	2017	2016	2017	2016
Service cost	$1	$1	$1	$1
Interest cost	19	19	37	39
Expected return on assets	(32)	(31)	(63)	(61)
Amortization of actuarial loss	4	4	9	8
Net periodic benefit cost	$(8)	$(7)	$(16)	$(13)

Postretirement Plans

(in millions)	Three Months		Six Months
	2017	2016	2017	2016
Service cost	$—	$—	$—	$—
Interest cost	—	1	1	1
Amortization of prior service credit / actuarial gain	(1)	(1)	(2)	(1)
Net periodic benefit cost	$(1)	$—	$(1)	$—

As discussed in our Form 10-K, we changed certain discount rate assumptions on our retirement and postretirement plans, which became effective on January 1, 2017. The effect of the assumption changes on retirement and postretirement expense for the three and six months ended June 30, 2017 did not have a material impact to our financial position, results of operations or cash flows.

In the first six months of 2017, we contributed $4 million to our retirement plans and expect to make additional required contributions of approximately $4 million to our retirement plans during the remainder of the year. We may elect to make additional non-required contributions depending on investment performance and the pension plan status in the remaining second half of 2017.

7.	Stock-Based Compensation

We issue stock-based incentive awards to our eligible employees and Directors under the 2002 Employee Stock Incentive Plan and a Director Deferred Stock Ownership Plan. The 2002 Employee Stock Incentive Plan permits the granting of nonqualified stock options, stock appreciation rights, performance stock, restricted stock and other stock-based awards.

Stock-based compensation for the periods ended June 30 is as follows:

(in millions)	Three Months		Six Months
	2017	2016	2017	2016
Stock option expense	$—	$2	$2	$4
Restricted stock and unit awards expense	21	18	39	30
Total stock-based compensation expense	$21	$20	$41	$34

During the six months ended June 30, 2017, the Company granted 0.4 million shares of restricted stock and unit awards, which had a weighted average grant date fair value of $129.47 per share. Total unrecognized compensation expense related to unvested restricted stock and unit awards as of June 30, 2017 was $88 million, which is expected to be recognized over a weighted average period of 1.9 years.

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

Share repurchases for the periods ended June 30 were as follows:

(in millions, except average price)	Three Months		Six Months
	2017	2016	2017	2016
Total number of shares purchased	1.1	1.4	2.6	3.5
Average price paid per share [1]	$137.49	$107.74	$133.01	$98.05
Total cash utilized [1]	$145	$147	$346	$347

[1]
In December of 2015, 0.3 million shares were repurchased for approximately $26 million, which settled in January of 2016. Cash used for financing activities only reflects those shares which settled during the six months ended June 30, 2016 resulting in $373 million of cash used to repurchase shares.

Our purchased shares may be used for general corporate purposes, including the issuance of shares for stock compensation plans and to offset the dilutive effect of the exercise of employee stock options. As of June 30, 2017, approximately 23.2 million shares remained available under the current share repurchase program which has no expiration date and purchases under this program may be made from time to time on the open market and in private transactions, depending on market conditions.

Redeemable Noncontrolling Interests

The agreement with the minority partners that own 27% of our S&P Dow Jones Indices LLC joint venture contains redemption features whereby interests held by minority partners are redeemable either (i) at the option of the holder or (ii) upon the occurrence of an event that is not solely within our control. Specifically, under the terms of the operating agreement of S&P Dow Jones Indices LLC, after December 31, 2017, CME Group and CME Group Index Services LLC ("CGIS") will have the right at any time to sell, and we are obligated to buy, at least 20% of their share in S&P Dow Jones Indices LLC. In addition, in the event there is a change of control of the Company, for the 15 days following a change in control, CME Group and CGIS will have the right to put their interest to us at the then fair value of CME Group's and CGIS' minority interest.

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

Noncontrolling interests that do not contain such redemption features are presented in equity.

Changes to redeemable noncontrolling interest during the six months ended June 30, 2017 were as follows:

(in millions)
Balance as of December 31, 2016	$1,080
Net income attributable to noncontrolling interest	61
Distributions payable to noncontrolling interest	(36)
Redemption value adjustment	2
Balance as of June 30, 2017	$1,107

Accumulated Other Comprehensive Loss

The following table summarizes the changes in the components of accumulated other comprehensive loss for the six months ended June 30, 2017:

(in millions)	Foreign Currency Translation Adjustment	Pension and Postretirement Benefit Plans		Unrealized Gain (Loss) on Forward Exchange Contracts		Accumulated Other Comprehensive Loss
Balance as of December 31, 2016	$(332)	$(443)		$2		$(773)
Other comprehensive income before reclassifications	72	(1)		1		72
Reclassifications from accumulated other comprehensive loss to net earnings	—	6	[1]	(4)	[2]	2
Net other comprehensive income	72	5		(3)		74
Balance as of June 30, 2017	$(260)	$(438)		$(1)		$(699)

[1]	See Note 6 — Employee Benefits for additional details of items reclassed from accumulated other comprehensive loss to net earnings.

[2]	See Note 5 — Derivative Instruments for additional details of items reclassed from accumulated other comprehensive loss to net earnings.

The net actuarial loss and prior service cost related to pension and other postretirement benefit plans included in other comprehensive income is net of a tax provision of $2 million for the six months ended June 30, 2017.

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

The calculation for basic and diluted EPS for the periods ended June 30 is as follows:

(in millions, except per share amounts)	Three Months		Six Months
	2017	2016	2017	2016
Amounts attributable to S&P Global Inc. common shareholders:
Net income	$421	$383	$820	$677

Basic weighted-average number of common shares outstanding	257.3	264.5	257.7	264.7
Effect of stock options and other dilutive securities	2.6	2.2	2.7	2.3
Diluted weighted-average number of common shares outstanding	259.9	266.7	260.4	267.0

Earnings per share attributable to S&P Global Inc. common shareholders:
Net income:
Basic	$1.63	$1.45	$3.18	$2.56
Diluted	$1.62	$1.44	$3.15	$2.54

We have certain stock options and restricted performance shares that are potentially excluded from the computation of diluted EPS. The effect of the potential exercise of stock options is excluded when the average market price of our common stock is lower than the exercise price of the related option during the period or when a net loss exists because the effect would have been antidilutive. Additionally, restricted performance shares are excluded because the necessary vesting conditions had not been met or when a net loss exists. For the three and six months ended June 30, 2017 and 2016, there were no stock options excluded. Restricted performance shares outstanding of 0.9 million and 1.2 million as of June 30, 2017 and 2016, respectively, were excluded.

10.	Restructuring

During 2017 and 2016, we continued to evaluate our cost structure and further identified cost savings associated with streamlining our management structure and our decision to exit non-strategic businesses. Our 2017 and 2016 restructuring plans consisted of a company-wide workforce reduction of approximately 120 and 230 positions, respectively, and are further detailed below. The charges for the restructuring plan are classified as selling and general expenses within the consolidated statements of income and the reserves are included in other current liabilities in the consolidated balance sheets.

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

The initial restructuring charge recorded and the ending reserve balance as of June 30, 2017 by segment is as follows:

	2017 Restructuring Plans		2016 Restructuring Plans
(in millions)	Initial Charge Recorded	Ending Reserve Balance	Initial Charge Recorded	Ending Reserve Balance
Ratings	$—	$—	$14	$7
Market and Commodities Intelligence	5	4	10	4
Indices	—	—	1	—
Corporate	—	—	5	3
Total	$5	$4	$30	$14

We recorded a pre-tax restructuring charge of $5 million related to employee severance charges for the 2017 restructuring plan during the six months ended June 30, 2017 and have reduced the reserve by $1 million. The ending reserve balance for the 2016 restructuring plan was $23 million as of December 31, 2016. For the six months ended June 30, 2017, we have reduced the reserve for the 2016 restructuring plan by $9 million. The reductions primarily related to cash payments for employee severance charges.

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

A summary of operating results by segment for the periods ended June 30 is as follows:

Three Months	2017		2016
(in millions)	Revenue	Operating Profit	Revenue	Operating Profit
Ratings [1]	$747	$397	$682	$396
Market and Commodities Intelligence [2]	606	191	671	186
Indices [3]	184	119	153	100
Intersegment elimination [4]	(28)	—	(24)	—
Total operating segments	1,509	707	1,482	682
Unallocated expense [5]	—	(30)	—	(31)
Total	$1,509	$677	$1,482	$651

Six Months	2017		2016
(in millions)	Revenue	Operating Profit	Revenue	Operating Profit
Ratings [1]	$1,461	$773	$1,234	$658
Market and Commodities Intelligence [2]	1,199	378	1,333	369
Indices [3]	355	233	304	200
Intersegment elimination [4]	(53)	—	(48)	—
Total operating segments	2,962	1,384	2,823	1,227
Unallocated expense [5]	—	(60)	—	(64)
Total	$2,962	$1,324	$2,823	$1,163

[1]
Operating profit for the six months ended June 30, 2017 includes legal settlement expenses of $2 million. Operating profit for the three and six months ended June 30, 2016 includes a benefit related to net legal settlement insurance recoveries of $34 million and $46 million, respectively, and employee severance charges of $6 million. Operating profit also includes amortization of intangibles from acquisitions of $1 million for the three months ended June 30, 2017 and 2016 and $2 million and $3 million for the six months ended June 30, 2017 and 2016, respectively.

[2]
Operating profit includes a charge to exit a leased facility of $6 million, employee severance charges of $5 million and an asset write-off of $2 million for the three and six months ended June 30, 2017 and non-cash acquisition and disposition-related adjustments of $15 million for the six months ended June 30, 2017. Operating profit includes disposition-related costs of $10 million and $12 million for the three and six months ended June 30, 2016, respectively, and a technology-related impairment charge of $24 million for the six months ended June 30, 2016. Operating profit also includes amortization of intangibles from acquisitions of $23 million and $21 million for the three months ended June 30, 2017 and 2016, respectively, and $44 million and $41 million for the six months ended June 30, 2017 and 2016, respectively.

[3]	Operating profit includes amortization of intangibles from acquisitions of $1 million for the three months ended June 30, 2017 and 2016 and $3 million for the six months ended June 30, 2017 and 2016.

[4]
Revenue for Ratings and expenses for Market and Commodities Intelligence include an intersegment royalty charged to Market and Commodities Intelligence for the rights to use and distribute content and data developed by Ratings.

[5]	Operating profit for the three and six months ended June 30, 2016 includes $3 million from a disposition-related reserve release.

The following provides revenue by geographic region for the periods ended June 30:

(in millions)	Three Months		Six Months
	2017	2016	2017	2016
U.S.	$922	$910	$1,813	$1,750
European region	360	339	706	636
Asia	142	156	275	293
Rest of the world	85	77	168	144
Total	$1,509	$1,482	$2,962	$2,823

See Note 2 — Acquisitions and Divestitures and Note 10 — Restructuring for additional actions that impacted the segment operating results.

12.	Commitments and Contingencies

Related Party Agreements

In June of 2012, we entered into a new license agreement (the "License Agreement") with the holder of S&P Dow Jones Indices LLC noncontrolling interest, CME Group, which replaced the 2005 license agreement between Indices and CME Group. Under the terms of the License Agreement, S&P Dow Jones Indices LLC receives a share of the profits from the trading and clearing of CME Group's equity index products. During the three and six months ended June 30, 2017, S&P Dow Jones Indices LLC earned $20 million and $38 million, respectively, of revenue under the terms of the License Agreement. The entire amount of this revenue is included in our consolidated statement of income and the portion related to the 27% noncontrolling interest is removed in net income attributable to noncontrolling interests.

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

Trani Prosecutorial Proceeding

In 2014, the prosecutor in the Italian city of Trani obtained criminal indictments against several current and former S&P Global Ratings managers and ratings analysts for alleged market manipulation, and against Standard & Poor’s Credit Market Services Europe under Italy’s vicarious liability statute, for having allegedly failed to properly supervise the ratings analysts and prevent them from committing market manipulation. The prosecutor’s theories were based on various actions by S&P Global Ratings taken with respect to Italian sovereign debt between May of 2011 and January of 2012. Trial commenced in February of 2015, and on March 30, 2017, the court in Trani issued an oral verdict acquitting each of the individual defendants and Standard & Poor’s Credit Market Services Europe of all charges. The court will issue a written opinion supporting the verdict, and the prosecutor will then have the right to appeal. If the prosecutor appeals and the verdict is reversed, a conviction could result in criminal penalties, as well as civil damages claims and other sanctions against Standard & Poor’s Credit Market Services Europe or the Company. Such claims and sanctions cannot be quantified at this stage.

Shareholder Derivative Actions

In August of 2015, two purported shareholders commenced a putative derivative action on behalf of the Company in New York State Supreme Court titled Retirement Plan for General Employees of the City of North Miami Beach and Robin Stein v. Harold McGraw III, et al. The complaint asserts claims for, among other things, breach of fiduciary duty, waste of corporate assets, and mismanagement against the board of directors and certain former directors and employees of the Company. Plaintiffs seek recovery from the defendants based primarily on allegations that S&P Global Ratings’ credit ratings practices for certain residential mortgage-backed securities and collateralized debt obligations misrepresented the credit risks of those securities, allegedly resulting in losses to the Company. In January of 2016, a different purported shareholder commenced a separate putative derivative action on behalf of the Company in New York State Supreme Court titled L.A. Grika v. Harold McGraw III, et al. The allegations in the complaint are substantially similar to those in the North Miami Beach matter. The complaint asserts claims for, among other things, breach of fiduciary duty, aiding and abetting breaches of fiduciary duty, unjust enrichment, contribution and indemnification against Harold McGraw III, Douglas L. Peterson, and nine former employees of the Company. The Grika matter was transferred to the judge presiding over the North Miami Beach matter. In December of 2016, the court issued orders granting motions to dismiss both the North Miami Beach and Grika matters. In January of 2017, the plaintiffs in both matters filed notices of appeal.

13.	Recently Issued or Adopted Accounting Standards

In May of 2017, FASB issued guidance that provides clarification on when modification accounting should be used for changes to the terms or conditions of a share-based payment award. This guidance does not change the accounting for modifications but clarifies when modification accounting guidance should be applied. Under the new guidance, an entity should apply modification accounting in response to a change in the terms and conditions of an entity's share-based payment awards unless three newly specified criteria are met. The guidance is effective for reporting periods beginning after December 15, 2017; however, early adoption is permitted. We do not expect this guidance to have a significant impact on our consolidated financial statements.

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

In March of 2016, the FASB issued guidance to modify several aspects of accounting for share-based payment transactions, including the accounting for income taxes, forfeitures, statutory tax withholding requirements, as well as classification in the statement of cash flows. This guidance requires recognizing excess tax benefits and deficiencies as income tax expense or benefit in the statement of income, instead of in equity. The guidance was effective on January 1, 2017 and was adopted as follows: 1) prospectively for the recognition of excess tax benefits and deficiencies in the tax provision, 2) retrospectively for the classification of excess tax benefits and deficiencies in the statement of cash flows, and 3) retrospectively for the classification of cash paid for shares withheld to satisfy employee taxes in the statement of cash flows. For the six months ended June 30, 2017, excess tax benefits from share-based payments of $17 million were recognized as an income tax benefit in our consolidated statements of income and classified as an operating activity in our consolidated statements of cash flows. For the six months ended June 30, 2016, we reclassified $19 million of excess tax benefits from share-based payments from a financing activity to an operating activity in our consolidated statements of cash flows. In addition, cash paid for shares withheld on the employees' behalf of $44 million was classified as a financing activity in our consolidated statements of cash flows for the six months ended June 30, 2017. Cash paid for employee taxes of $50 million was reclassified from an operating activity to a financing activity in our consolidated statements of cash flows for the six months ended June 30, 2016.

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

In May of 2014, the FASB and the International Accounting Standards Board (“IASB”) issued jointly a converged standard on the recognition of revenue from contracts with customers, which is intended to improve the financial reporting of revenue and comparability of the top line in financial statements globally. The core principle of the new standard is for the recognition of revenue to depict the transfer of goods or services to customers in amounts that reflect the payment to which the company expects to be entitled in exchange for those goods or services. The new standard will also result in enhanced revenue disclosures, provide guidance for transactions that were not previously addressed comprehensively and improve guidance for multiple-element arrangements. In August of 2015, the FASB issued guidance deferring the effective date of the new revenue standard by one year. Subsequently, the FASB issued implementation guidance related to the new revenue standard, including the following: In March of 2016, the FASB issued guidance to clarify the implementation guidance on principal versus agent considerations; in April of 2016, the FASB clarified guidance on performance obligations and the licensing implementation guidance; in May of 2016, the FASB issued a practical expedient in response to identified implementation issues. The new guidance will be effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. We are currently anticipating using the modified retrospective transition method and evaluating the impact that the adoption of this standard will have on our consolidated financial statements. We are continuing our evaluation of potential changes to our accounting policies, business processes, systems and internal controls to support the recognition and disclosure requirements under the new standard.

At this point, we believe the new standard will have an impact on: 1) the accounting for certain long-term deferred revenue in our Ratings segment which may contain a financing component, 2) the accounting for fees for certain Ratings products that are currently recognized over time or at a point in time to match when the customer obtains control of the product, 3) for presentation of sales of certain of our jointly-owned products in or Market and Commodities Intelligence segment, revenue will be recognized on a gross rather than net basis, and 4) the capitalization of costs to obtain a contract and the related amortization period of those costs. We do not expect that these changes from the adoption of this standard will have a significant impact on our consolidated financial statements.

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

	Statement of Income
	Three Months Ended June 30, 2017
	(Unaudited)
(in millions)	S&P Global Inc.	Standard & Poor's Financial Services LLC	Non-Guarantor Subsidiaries	Eliminations	S&P Global Inc. Consolidated
Revenue	$181	$447	$916	$(35)	$1,509
Expenses:
Operating-related expenses	39	115	330	(35)	449
Selling and general expenses	26	83	229	—	338
Depreciation	8	3	9	—	20
Amortization of intangibles	—	—	25	—	25
Total expenses	73	201	593	(35)	832
Operating profit	108	246	323	—	677
Interest expense (income), net	40	—	(3)	—	37
Non-operating intercompany transactions	93	(22)	(726)	655	—
Income before taxes on income	(25)	268	1,052	(655)	640
(Benefit) provision for taxes on income	(36)	119	100	—	183
Equity in net income of subsidiaries	1,064	—	—	(1,064)	—
Net income	$1,075	$149	$952	$(1,719)	$457
Less: net income attributable to noncontrolling interests	—	—	—	(36)	(36)
Net income attributable to S&P Global Inc.	$1,075	$149	$952	$(1,755)	$421
Comprehensive income	$1,085	$148	$972	$(1,712)	$493

	Statement of Income
	Six Months Ended June 30, 2017
	(Unaudited)
(in millions)	S&P Global Inc.	Standard & Poor's Financial Services LLC	Non-Guarantor Subsidiaries	Eliminations	S&P Global Inc. Consolidated
Revenue	$361	$885	$1,783	$(67)	$2,962
Expenses:
Operating-related expenses	71	234	623	(67)	861
Selling and general expenses	45	172	472	—	689
Depreciation	15	5	19	—	39
Amortization of intangibles	—	—	49	—	49
Total expenses	131	411	1,163	(67)	1,638
Operating profit	230	474	620	—	1,324
Interest expense (income), net	79	—	(5)	—	74
Non-operating intercompany transactions	175	(41)	(1,626)	1,492	—
Income before taxes on income	(24)	515	2,251	(1,492)	1,250
(Benefit) provision for taxes on income	(47)	218	192	—	363
Equity in net income of subsidiaries	2,288	—	—	(2,288)	—
Net income	$2,311	$297	$2,059	$(3,780)	$887
Less: net income attributable to noncontrolling interests	—	—	—	(67)	(67)
Net income attributable to S&P Global Inc.	$2,311	$297	$2,059	$(3,847)	$820
Comprehensive income	$2,323	$296	$2,118	$(3,776)	$961

	Statement of Income
	Three Months Ended June 30, 2016
	(Unaudited)
(in millions)	S&P Global Inc.	Standard & Poor's Financial Services LLC	Non-Guarantor Subsidiaries	Eliminations	S&P Global Inc. Consolidated
Revenue	$171	$413	$930	$(32)	$1,482
Expenses:
Operating-related expenses	26	93	382	(32)	469
Selling and general expenses	33	62	222	—	317
Depreciation	10	2	10	—	22
Amortization of intangibles	—	—	23	—	23
Total expenses	69	157	637	(32)	831
Operating profit	102	256	293	—	651
Interest expense (income), net	44	—	(2)	—	42
Non-operating intercompany transactions	95	(37)	(199)	141	—
(Loss) income before taxes on income	(37)	293	494	(141)	609
(Benefit) provision for taxes on income	(17)	111	103	—	197
Equity in net income of subsidiaries	617	72	—	(689)	—
Net income	$597	$254	$391	$(830)	$412
Less: net income attributable to noncontrolling interests	—	—	—	(29)	(29)
Net income attributable to S&P Global Inc.	$597	$254	$391	$(859)	$383
Comprehensive income	$545	$261	$409	$(850)	$365

	Statement of Income
	Six Months Ended June 30, 2016
	(Unaudited)
(in millions)	S&P Global Inc.	Standard & Poor's Financial Services LLC	Non-Guarantor Subsidiaries	Eliminations	S&P Global Inc. Consolidated
Revenue	$342	$754	$1,789	$(62)	$2,823
Expenses:
Operating-related expenses	49	231	705	(62)	923
Selling and general expenses	54	97	499	—	650
Depreciation	19	5	16	—	40
Amortization of intangibles	—	—	47	—	47
Total expenses	122	333	1,267	(62)	1,660
Operating profit	220	421	522	—	1,163
Interest expense (income), net	86	—	(3)	—	83
Non-operating intercompany transactions	169	(42)	(697)	570	—
(Loss) income before taxes on income	(35)	463	1,222	(570)	1,080
(Benefit) provision for taxes on income	(18)	167	196	—	345
Equity in net income of subsidiaries	1,408	144	—	(1,552)	—
Net income	$1,391	$440	$1,026	$(2,122)	$735
Less: net income attributable to noncontrolling interests	—	—	—	(58)	(58)
Net income attributable to S&P Global Inc.	$1,391	$440	$1,026	$(2,180)	$677
Comprehensive income	$1,347	$446	$1,055	$(2,140)	$708

	Balance Sheet
	June 30, 2017
	(Unaudited)
(in millions)	S&P Global Inc.	Standard & Poor's Financial Services LLC	Non-Guarantor Subsidiaries	Eliminations	S&P Global Inc. Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$509	$—	$1,875	$—	$2,384
Accounts receivable, net of allowance for doubtful accounts	123	191	852	—	1,166
Intercompany receivable	679	1,498	1,982	(4,159)	—
Prepaid and other current assets	96	(2)	79	—	173
Total current assets	1,407	1,687	4,788	(4,159)	3,723
Property and equipment, net of accumulated depreciation	148	1	115	—	264
Goodwill	260	—	2,706	16	2,982
Other intangible assets, net	—	—	1,442	—	1,442
Investments in subsidiaries	6,681	5	8,920	(15,606)	—
Intercompany loans receivable	109	—	1,075	(1,184)	—
Other non-current assets	165	29	186	—	380
Total assets	$8,770	$1,722	$19,232	$(20,933)	$8,791
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$57	$14	$91	$—	$162
Intercompany payable	2,604	443	1,111	(4,158)	—
Accrued compensation and contributions to retirement plans	104	47	143	—	294
Income taxes currently payable	8	—	71	—	79
Unearned revenue	274	220	1,008	—	1,502
Other current liabilities	137	12	176	—	325
Total current liabilities	3,184	736	2,600	(4,158)	2,362
Long-term debt	3,566	—	—	—	3,566
Intercompany loans payable	103	—	1,081	(1,184)	—
Pension and other postretirement benefits	198	—	71	—	269
Other non-current liabilities	40	70	304	—	414
Total liabilities	7,091	806	4,056	(5,342)	6,611
Redeemable noncontrolling interest	—	—	—	1,107	1,107
Equity:
Common stock	412	—	2,292	(2,292)	412
Additional paid-in capital	(211)	588	11,392	(11,279)	490
Retained income	10,759	328	1,986	(3,257)	9,816
Accumulated other comprehensive loss	(281)	—	(467)	49	(699)
Less: common stock in treasury	(9,000)	—	(28)	28	(9,000)
Total equity - controlling interests	1,679	916	15,175	(16,751)	1,019
Total equity - noncontrolling interests	—	—	1	53	54
Total equity	1,679	916	15,176	(16,698)	1,073
Total liabilities and equity	$8,770	$1,722	$19,232	$(20,933)	$8,791

	Balance Sheet
	December 31, 2016
(in millions)	S&P Global Inc.	Standard & Poor's Financial Services LLC	Non-Guarantor Subsidiaries	Eliminations	S&P Global Inc. Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$711	$—	$1,681	$—	$2,392
Accounts receivable, net of allowance for doubtful accounts	138	131	853	—	1,122
Intercompany receivable	(165)	837	870	(1,542)	—
Prepaid and other current assets	77	2	79	(1)	157
Total current assets	761	970	3,483	(1,543)	3,671
Property and equipment, net of accumulated depreciation	159	1	111	—	271
Goodwill	261	—	2,679	9	2,949
Other intangible assets, net	—	—	1,506	—	1,506
Investments in subsidiaries	5,464	680	7,826	(13,970)	—
Intercompany loans receivable	17	—	1,354	(1,371)	—
Other non-current assets	134	24	114	—	272
Total assets	$6,796	$1,675	$17,073	$(16,875)	$8,669
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$73	$22	$88	$—	$183
Intercompany payable	1,324	40	177	(1,541)	—
Accrued compensation and contributions to retirement plans	129	69	211	—	409
Income taxes currently payable	43	—	52	—	95
Unearned revenue	273	191	1,045	—	1,509
Other current liabilities	165	(51)	301	—	415
Total current liabilities	2,007	271	1,874	(1,541)	2,611
Long-term debt	3,564	—	—	—	3,564
Intercompany loans payable	11	—	1,360	(1,371)	—
Pension and other postretirement benefits	196	—	78	—	274
Other non-current liabilities	52	74	314	(1)	439
Total liabilities	5,830	345	3,626	(2,913)	6,888
Redeemable noncontrolling interest	—	—	—	1,080	1,080
Equity:
Common stock	412	—	2,460	(2,460)	412
Additional paid-in capital	(174)	1,154	10,485	(10,963)	502
Retained income	9,721	176	1,034	(1,721)	9,210
Accumulated other comprehensive loss	(292)	—	(525)	44	(773)
Less: common stock in treasury	(8,701)	—	(7)	7	(8,701)
Total equity - controlling interests	966	1,330	13,447	(15,093)	650
Total equity - noncontrolling interests	—	—	—	51	51
Total equity	966	1,330	13,447	(15,042)	701
Total liabilities and equity	$6,796	$1,675	$17,073	$(16,875)	$8,669

	Statement of Cash Flows
	Six Months Ended June 30, 2017
	(Unaudited)
(in millions)	S&P Global Inc.	Standard & Poor's Financial Services LLC	Non-Guarantor Subsidiaries	Eliminations	S&P Global Inc. Consolidated
Operating Activities:
Net income	$2,311	$297	$2,059	$(3,780)	$887
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	15	5	19	—	39
Amortization of intangibles	—	—	49	—	49
Provision for losses on accounts receivable	—	4	9	—	13
Stock-based compensation	14	10	17	—	41
Other	17	—	9	—	26
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	14	(63)	—	—	(49)
Prepaid and other current assets	(18)	3	2	—	(13)
Accounts payable and accrued expenses	(40)	34	(133)	—	(139)
Unearned revenue	1	28	(46)	—	(17)
Accrued legal settlements	—	(1)	(3)	—	(4)
Other current liabilities	(33)	(4)	(48)	—	(85)
Net change in prepaid/accrued income taxes	(55)	—	10	—	(45)
Net change in other assets and liabilities	(17)	1	(13)	—	(29)
Cash provided by operating activities	2,209	314	1,931	(3,780)	674
Investing Activities:
Capital expenditures	(19)	(10)	(27)	—	(56)
Acquisitions, net of cash acquired	—	—	(70)	—	(70)
Proceeds from dispositions	—	—	2	—	2
Cash used for investing activities	(19)	(10)	(95)	—	(124)
Financing Activities:
Dividends paid to shareholders	(212)	—	—	—	(212)
Distributions to noncontrolling interest holders	—	—	(54)	—	(54)
Repurchase of treasury shares	(346)	—	—	—	(346)
Exercise of stock options	38	—	—	—	38
Employee withholding tax on share-based payments	(44)	—	—	—	(44)
Intercompany financing activities	(1,842)	(304)	(1,634)	3,780	—
Cash used for financing activities	(2,406)	(304)	(1,688)	3,780	(618)
Effect of exchange rate changes on cash from continuing operations	14	—	46	—	60
Net change in cash and cash equivalents	(202)	—	194	—	(8)
Cash and cash equivalents at beginning of period	711	—	1,681	—	2,392
Cash and cash equivalents at end of period	$509	$—	$1,875	$—	$2,384

	Statement of Cash Flows
	Six Months Ended June 30, 2016
	(Unaudited)
(in millions)	S&P Global Inc.	Standard & Poor's Financial Services LLC	Non-Guarantor Subsidiaries	Eliminations	S&P Global Inc. Consolidated
Operating Activities:
Net income	$1,391	$440	$1,026	$(2,122)	$735
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	19	5	16	—	40
Amortization of intangibles	—	—	47	—	47
Provision for losses on accounts receivable	1	1	6	—	8
Stock-based compensation	10	7	17	—	34
Other	(1)	8	36	—	43
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	(7)	148	(180)	—	(39)
Prepaid and other current assets	(21)	13	(6)	—	(14)
Accounts payable and accrued expenses	(26)	(98)	(47)	—	(171)
Unearned revenue	18	(375)	395	—	38
Accrued legal settlements	—	(108)	—	—	(108)
Other current liabilities	(23)	(25)	27	—	(21)
Net change in prepaid/accrued income taxes	83	—	9	—	92
Net change in other assets and liabilities	(31)	27	(40)	—	(44)
Cash provided by operating activities	1,413	43	1,306	(2,122)	640
Investing Activities:
Capital expenditures	(16)	(7)	(13)	—	(36)
Acquisitions, net of cash acquired	(40)	—	(12)	—	(52)
Cash used for investing activities	(56)	(7)	(25)	—	(88)
Financing Activities:
Additions to short-term debt, net	166	—	—	—	166
Dividends paid to shareholders	(191)	—	—	—	(191)
Distributions to noncontrolling interest holders	—	—	(57)	—	(57)
Repurchase of treasury shares	(373)	—	—	—	(373)
Exercise of stock options	64	—	1	—	65
Employee withholding tax on share-based payments	(50)	—	—	—	(50)
Intercompany financing activities	(1,038)	(36)	(1,048)	2,122	—
Cash used for financing activities	(1,422)	(36)	(1,104)	2,122	(440)
Effect of exchange rate changes on cash from continuing operations	(40)	—	14	—	(26)
Net change in cash and cash equivalents	(105)	—	191	—	86
Cash and cash equivalents at beginning of period	167	—	1,314	—	1,481
Cash and cash equivalents at end of period	$62	$—	$1,505	$—	$1,567

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

The following Management's Discussion and Analysis (“MD&A”) provides a narrative of the results of operations and financial condition of S&P Global Inc. (together with its consolidated subsidiaries, "S&P Global," the “Company,” “we,” “us” or “our”) for the three and six months ended June 30, 2017. The MD&A should be read in conjunction with the consolidated financial statements, accompanying notes and MD&A included in our Form 10-K for the year ended December 31, 2016 (our “Form 10-K”), which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The MD&A includes the following sections:

•	Overview

•	Results of Operations — Comparing the Three and Six Months Ended June 30, 2017 and 2016

•	Liquidity and Capital Resources

•	Reconciliation of Non-GAAP Financial Information

•	Critical Accounting Estimates

•	Recently Issued or Adopted Accounting Standards

•	Forward-Looking Statements

OVERVIEW

We are a leading provider of transparent and independent ratings, benchmarks, analytics and data to the capital and commodity markets worldwide.

Our operations consist of three reportable segments: Ratings, Market and Commodities Intelligence and S&P Dow Jones Indices ("Indices").

•	Ratings is an independent provider of credit ratings, research, and analytics, offering investors and other market participants information, ratings and benchmarks.

•
Market and Commodities Intelligence is a global provider of multi-asset-class data, research and analytical capabilities, which integrate cross-asset analytics and desktop services and deliver their customers in the commodity and energy markets access to high-value information, data, analytic services and pricing and quality benchmarks. On September 7, 2016, we completed the sale of J.D. Power with the results included in Market and Commodities Intelligence's results through that date.

•	Indices is a global index provider that maintains a wide variety of valuation and index benchmarks for investment advisors, wealth managers and institutional investors.
Key results for the periods ended June 30 are as follows:

(in millions, except per share amounts)	Three Months			Six Months
	2017	2016	% Change 1	2017	2016	% Change 1
Revenue	$1,509	$1,482	2%	$2,962	$2,823	5%
Operating profit [2]	$677	$651	4%	$1,324	$1,163	14%
Operating margin %	45%	44%		45%	41%
Diluted earnings per share from net income	$1.62	$1.44	13%	$3.15	$2.54	24%

[1]	% changes in the tables throughout the MD&A are calculated off of the actual number, not the rounded number presented.

[2]
Operating profit for the three and six months ended June 30, 2017 includes a charge to exit a leased facility of $6 million, employee severance charges of $5 million and an asset write-off of $2 million. Operating profit for the six months ended June 30, 2017 includes non-cash acquisition and disposition-related adjustments of $15 million and legal settlement expenses of $2 million. Operating profit for the three and six months ended June 30, 2016 includes a benefit related to net legal settlement insurance recoveries of $34 million and $46 million, respectively, disposition-related costs of $10 million and $12 million, respectively, employee severance charges of $6 million and a $3 million disposition-related reserve release. Operating profit for the six months ended June 30, 2016 includes a technology-related impairment charge of $24 million. Operating profit also includes amortization of intangibles from acquisitions of $25 million and $23 million for the three months ended June 30, 2017 and 2016, respectively, and $49 million and $47 million for the six months ended June 30, 2017 and 2016, respectively.

Three Months

Revenue increased 2% driven by increases at Ratings and Indices, partially offset by a decrease at Market and Commodities Intelligence. The increase at Ratings was primarily due to growth in corporate bond ratings revenue and bank loan ratings revenue. Revenue growth at Indices was primarily due to higher levels of assets under management for exchange-traded funds ("ETFs") and mutual funds. The decrease at Market and Commodities Intelligence was primarily due to the disposition of non-core businesses in 2016, partially offset by annualized contract value growth in the S&P Global Market Intelligence Desktop and Global Risk Services products and continued demand for Platts’ proprietary content at S&P Global Platts.

Operating profit increased 4%. Excluding the unfavorable impact of higher net legal settlement insurance recoveries in 2016 of 6 percentage points, a charge to exit a leased facility in 2017 of 1 percentage point, partially offset by the favorable impact of disposition costs in 2016 of 1 percentage point, operating profit increased 10%. This increase was primarily due to revenue growth at Ratings and Indices as discussed above, partially offset by higher compensation costs due to additional increased incentive costs and additional headcount.

Six Months

Revenue increased 5% driven by increases at Ratings and Indices, partially offset by a decrease at Market and Commodities Intelligence. The increase at Ratings was primarily due to growth in corporate bond ratings revenue and bank loan ratings revenue. Revenue growth at Indices was primarily due to higher levels of assets under management for ETFs and mutual funds. The decrease at Market and Commodities Intelligence was primarily due to the disposition of non-core businesses in 2016, partially offset by annualized contract value growth in the S&P Global Market Intelligence Desktop and Global Risk Services products and continued demand for Platts’ proprietary content at S&P Global Platts.

Operating profit increased 14%. Excluding the unfavorable impact of higher net legal settlement insurance recoveries in 2016 of 4 percentage points, non-cash acquisition and disposition-related adjustments of 1 percentage point and a charge to exit a lease facility of 1 percentage point, partially offset by the favorable impact of a technology-related impairment charge in 2016 of 2 percentage points and disposition-related costs in 2016 of 1 percentage point, operating profit increased 17%. This increase was primarily due to revenue growth at Ratings and Indices as discussed above, partially offset by higher compensation costs due to increased incentive costs and additional headcount.

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

RESULTS OF OPERATIONS — COMPARING THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

Consolidated Review

(in millions)	Three Months			Six Months
	2017	2016	% Change	2017	2016	% Change
Revenue	$1,509	$1,482	2%	$2,962	$2,823	5%
Total Expenses:
Operating-related expenses	449	469	(4)%	861	923	(7)%
Selling and general expenses	338	317	7%	689	650	6%
Depreciation and amortization	45	45	1%	88	87	1%
Total expenses	832	831	—%	1,638	1,660	(1)%
Operating profit	677	651	4%	1,324	1,163	14%
Interest expense, net	37	42	(13)%	74	83	(11)%
Provision for taxes on income	183	197	(7)%	363	345	5%
Net income	457	412	11%	887	735	21%
Less: net income attributable to noncontrolling interests	(36)	(29)	22%	(67)	(58)	16%
Net income attributable to S&P Global Inc.	$421	$383	10%	$820	$677	21%

Revenue

The following table provides consolidated revenue information for the periods ended June 30:

(in millions)	Three Months			Six Months
	2017	2016	% Change	2017	2016	% Change
Revenue	$1,509	$1,482	2%	$2,962	$2,823	5%

Subscription / Non-transaction revenue	$909	$904	1%	$1,796	$1,785	1%
Asset linked fees	$114	$92	24%	$222	$178	25%
Non-subscription / Transaction revenue	$486	$486	—%	$944	$860	10%
% of total revenue:
Subscription / Non-transaction revenue	60%	61%		61%	63%
Asset linked fees	8%	6%		7%	6%
Non-subscription / Transaction revenue	32%	33%		32%	31%

U.S. revenue	$922	$910	1%	$1,813	$1,750	4%
International revenue:
European region	360	339	6%	706	636	11%
Asia	142	156	(9)%	275	293	(6)%
Rest of the world	85	77	10%	168	144	17%
Total international revenue	$587	$572	3%	$1,149	$1,073	7%
% of total revenue:
U.S. revenue	61%	61%		61%	62%
International revenue	39%	39%		39%	38%

Three Months

Subscription / non-transaction revenue increased 1% primarily from growth in S&P Global Market Intelligence's average contract values, continued demand for Platts’ proprietary content and an increase in surveillance fees at Ratings, largely offset by the unfavorable impact of the disposition of non-core businesses in 2016. Asset linked fees increased 24% due to the impact of higher levels of assets under management for ETFs and mutual funds. Non-subscription / transaction revenue remained unchanged as an increase in corporate bond ratings revenue and bank loan ratings revenue at Ratings was offset by the unfavorable impact of the disposition of non-core businesses in 2016. See “Segment Review” below for further information.

The unfavorable impact of foreign exchange rates reduced revenue by less than 1 percentage point. This impact refers to constant currency comparisons estimated by recalculating current year results of foreign operations using the average exchange rate from the prior year.

Six Months

Subscription / non-transaction revenue increased 1% primarily from growth in S&P Global Market Intelligence's average contract values, continued demand for Platts’ proprietary content and an increase in surveillance fees at Ratings, partially offset by the unfavorable impact of the disposition of non-core businesses in 2016. Asset linked fees increased 25% due to the impact of higher levels of assets under management for ETFs and mutual funds. Non-subscription / transaction revenue increased 10% primarily due to an increase in corporate bond ratings revenue and bank loan ratings revenue at Ratings, partially offset by the unfavorable impact of the disposition of non-core businesses in 2016. See “Segment Review” below for further information.

The unfavorable impact of foreign exchange rates reduced revenue by less than 1 percentage point. This impact refers to constant currency comparisons estimated by recalculating current year results of foreign operations using the average exchange rate from the prior year.

Total Expenses

The following tables provide an analysis by segment of our operating-related expenses and selling and general expenses for the periods ended June 30:

Three Months

(in millions)	2017		2016		% Change
	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses
Ratings [1]	$215	$126	$198	$79	9%	58%
Market and Commodities Intelligence [2]	219	164	262	192	(16)%	(14)%
Indices	43	20	34	17	25%	18%
Intersegment eliminations [3]	(28)	—	(25)	—	(14)%	N/M
Total segments	449	310	469	288	(4)%	8%
Corporate [4]	—	28	—	29	N/M	(1)%
Total	$449	$338	$469	$317	(4)%	7%
N/M - not meaningful

[1]	In 2016, selling and general expenses include a benefit related to net legal settlement insurance recoveries of $34 million and employee severance charges of $6 million.

[2]
In 2017, selling and general expenses include a charge to exit a leased facility of $6 million, employee severance charges of $5 million and an asset write-off of $2 million. In 2016, selling and general expenses include disposition-related costs of $10 million.

[3]	Intersegment eliminations relate to a royalty charged to Market and Commodities Intelligence for the rights to use and distribute content and data developed by Ratings.

[4]	In 2016, selling and general expenses include a $3 million disposition-related reserve release.

Operating-Related Expenses

Operating-related expenses decreased 4%. The decrease at Market and Commodities Intelligence was due to the disposition of non-core businesses in 2016. This decrease was partially offset by increases at Ratings and Indices due to higher compensation costs related to increased incentive costs and additional headcount.

Intersegment eliminations primarily relate to a royalty charged to Market and Commodities Intelligence for the rights to use and distribute content and data developed by Ratings.

Selling and General Expenses

Selling and general expenses increased 7%. Excluding the unfavorable impact of higher net legal settlement insurance recoveries in 2016 of 11 percentage points, a charge to exit a leased facility of 2 percentage points, employee severance charges of 1 percentage point, partially offset by higher disposition-related costs in 2016 of 3 percentage points, selling and general expenses decreased 4%. This decrease is due to the disposition of non-core businesses at Market and Commodities Intelligence in 2016, partially offset by higher compensation costs related to incentives and additional headcount at Ratings and Indices.

Depreciation and Amortization

Depreciation and amortization remained relatively unchanged compared to the second quarter of 2016, increasing 1%.

Six Months

(in millions)	2017		2016		% Change
	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses
Ratings [1]	$415	$256	$389	$169	6%	51%
Market and Commodities Intelligence [2]	416	343	513	389	(19)%	(12)%
Indices	83	34	69	31	21%	10%
Intersegment eliminations [3]	(53)	—	(48)	—	(10)%	N/M
Total segments	861	633	923	589	(7)%	7%
Corporate [4]	—	56	—	61	N/M	(8)%
Total	$861	$689	$923	$650	(7)%	6%
N/M - not meaningful

[1]
In 2017, selling and general expenses include legal settlement expenses of $2 million. In 2016, selling and general expenses include a benefit related to net legal settlement insurance recoveries of $46 million and employee severance charges of $6 million.

[2]
In 2017, selling and general expenses include non-cash acquisition and disposition-related adjustments of $15 million, a charge to exit a leased facility of $6 million, employee severance charges of $5 million and an asset write-off of $2 million. In 2016, selling and general expenses include a technology-related impairment charge of $24 million and disposition-related costs of $12 million.

[3]	Intersegment eliminations relate to a royalty charged to Market and Commodities Intelligence for the rights to use and distribute content and data developed by Ratings.

[4]	In 2016, selling and general expenses include a $3 million disposition-related reserve release.

Operating-Related Expenses

Operating-related expenses decreased 7%. The decrease at Market and Commodities Intelligence was due to the disposition of non-core businesses in 2016. This decrease was partially offset by increases at Ratings and Indices due to higher compensation costs related to increased incentive costs and additional headcount.

Intersegment eliminations primarily relate to a royalty charged to Market and Commodities Intelligence for the rights to use and distribute content and data developed by Ratings.

Selling and General Expenses

Selling and general expenses increased 6%. Excluding the unfavorable impact of higher net legal settlement insurance recoveries in 2016 of 7 percentage points, non-cash acquisition and disposition-related adjustments in 2016 of 2 percentage points, a charge to exit a leased facility of 1 percentage point, employee severance charges of 1 percentage point, partially offset by the favorable impact of a technology-related impairment charge in 2016 of 3 percentage points and disposition-related costs in 2016 of 2 percentage points, selling and general expenses remained unchanged. This is due to higher compensation costs related to incentives and additional headcount at Ratings and Indices, offset by the disposition of non-core businesses at Market and Commodities Intelligence in 2016.

Depreciation and Amortization

Depreciation and amortization remained relatively unchanged compared to the first six months of 2016, increasing 1%.

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
The tables below reconcile segment operating profit to total operating profit for the periods ended June 30:

Three Months

(in millions)	2017	2016	% Change
Ratings [1]	$397	$396	—%
Market and Commodities Intelligence [2]	191	186	3%
Indices [3]	119	100	19%
Total segment operating profit	707	682	4%
Unallocated expense [4]	(30)	(31)	(1)%
Total operating profit	$677	$651	4%

[1]
2016 includes a benefit related to net legal settlement insurance recoveries of $34 million and employee severance charges of $6 million. 2017 and 2016 also includes amortization of intangibles from acquisitions of $1 million.

[2]
2017 includes a charge to exit a leased facility of $6 million, employee severance charges of $5 million and an asset write-off of $2 million. 2016 includes disposition-related costs of $10 million. 2017 and 2016 also includes amortization of intangibles from acquisitions of $23 million and $21 million, respectively.

[3]	2017 and 2016 includes amortization of intangibles from acquisitions of $1 million.

[4]	2016 includes a $3 million disposition-related reserve release.

Segment Operating Profit — Increased 4% as compared to the second quarter of 2016. Excluding the unfavorable impact of higher net legal settlement insurance recoveries in 2016 of 5 percentage points, a charge to exit a leased facility in 2017 of 1 percentage point, partially offset by the favorable impact of disposition costs in 2016 of 1 percentage point, operating profit increased 9%. This increase was primarily due to revenue growth at Ratings and Indices as discussed above, partially offset by higher compensation costs due to additional increased incentive costs and additional headcount. See “Segment Review” below for further information.

Unallocated Expense — These expenses, included in selling and general expenses, mainly include costs for corporate center functions, select initiatives and unoccupied office space. Unallocated expense remained relatively unchanged compared to the second quarter of 2016, decreasing 1% as compared to the second quarter of 2016.

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

Six Months

(in millions)	2017	2016	% Change
Ratings [1]	$773	$658	17%
Market and Commodities Intelligence [2]	378	369	2%
Indices [3]	233	200	16%
Total segment operating profit	1,384	1,227	13%
Unallocated expense [4]	(60)	(64)	(7)%
Total operating profit	$1,324	$1,163	14%

[1]
2017 includes legal settlement expenses of $2 million. 2016 includes a benefit related to net legal settlement insurance recoveries of $46 million and employee severance charges of $6 million. 2017 and 2016 also includes amortization of intangibles from acquisitions of $2 million and $3 million, respectively.

[2]
2017 includes non-cash acquisition and disposition-related adjustments of $15 million, a charge to exit a leased facility of $6 million, employee severance charges of $5 million and an asset-write off of $2 million. 2016 includes a technology-related impairment charge of $24 million and disposition-related costs of $12 million. 2017 and 2016 also includes amortization of intangibles from acquisitions of $44 million and $41 million, respectively.

[3]	2017 and 2016 includes amortization of intangibles from acquisitions of $3 million.

[4]	2016 includes a $3 million disposition-related reserve release.

Segment Operating Profit — Increased 13% as compared to the second quarter of 2016. Excluding the unfavorable impact of higher net legal settlement insurance recoveries in 2016 of 3 percentage points, non-cash acquisition and disposition-related adjustments of 1 percentage point and a charge to exit a lease facility of 1 percentage point, partially offset by the favorable impact of a technology-related impairment charge in 2016 of 2 percentage points and disposition-related costs in 2016 of 1 percentage point, operating profit increased 15%. This increase was primarily due to revenue growth at Ratings and Indices as discussed above, partially offset by higher compensation costs due to increased incentive costs and additional headcount. See “Segment Review” below for further information.

Unallocated Expense — These expenses, included in selling and general expenses, mainly include costs for corporate center functions, select initiatives and unoccupied office space. Unallocated expense decreased $4 million or 7% as compared to the second quarter of 2016 primarily due to higher pension income in 2017.

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

Interest Expense, net

Net interest expense decreased compared to the second quarter and first six months of 2016 primarily as a result of the favorable impact of lower interest rates on the $500 million of senior notes issued in 2016 compared to the $400 million senior notes that were repaid in 2016.

Provision for Income Taxes

The effective income tax rate was 28.6% and 29.1% for the three and six months ended June 30, 2017, respectively, and 32.3% and 31.9% for the three and six months ended June 30, 2016, respectively. The decrease in 2017 was primarily due to the recognition of excess tax benefits associated with share-based payments in the statement of income, the resolution of tax audits and a benefit from an acquisition-related adjustment.

The Company is continuously subject to tax examinations in various jurisdictions.  In May 2017, the IRS issued a 30-Day Letter proposing to increase the Company’s federal income tax for the 2015 tax year by approximately $242 million. The proposed increase relates primarily to the IRS’s proposed disallowance of claimed tax deductions for certain amounts paid in 2015 to settle lawsuits by nineteen states and the District of Columbia.  We vigorously disagree with the proposed adjustment and have filed a formal protest with the IRS to contest the matter before the IRS Appeals Office. This development does not materially change our initial assessment of the deductibility of our settlement payments.

Segment Review

Ratings

Ratings is an independent provider of credit ratings, research, and analytics to investors, issuers and other market participants. Credit ratings are one of several tools investors can use when making decisions about purchasing bonds and other fixed income investments. They are opinions about credit risk and our ratings express our opinion about the ability and willingness of an issuer, such as a corporation or state or city government, to meet its financial obligations in full and on time. Our credit ratings can also relate to the credit quality of an individual debt issue, such as a corporate or municipal bond, and the relative likelihood that the issue may default.

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

Non-transaction revenue primarily includes fees for surveillance of a credit rating, annual fees for customer relationship-based pricing programs, fees for entity credit ratings and global research and analytics. Non-transaction revenue also includes an intersegment royalty charged to Market and Commodities Intelligence for the rights to use and distribute content and data developed by Ratings. Royalty revenue was $25 million and $49 million for the three and six months ended June 30, 2017, respectively, and $22 million and $44 million for the three and six months ended June 30, 2016, respectively.

The following table provides revenue and segment operating profit information for the periods ended June 30:

(in millions)	Three Months			Six Months
	2017	2016	% Change	2017	2016	% Change
Revenue	$747	$682	10%	$1,461	$1,234	18%

Non-transaction revenue	$353	$339	4%	$694	$666	4%
Transaction revenue	$394	$343	15%	$767	$568	35%
% of total revenue:
Non-transaction revenue	47%	50%		47%	54%
Transaction revenue	53%	50%		53%	46%

U.S. revenue	$432	$398	9%	$851	$727	17%
International revenue	$315	$284	11%	$610	$507	20%
% of total revenue:
U.S. revenue	58%	58%		58%	59%
International revenue	42%	42%		42%	41%

Operating profit [1]	$397	$396	—%	$773	$658	17%
Operating margin %	53%	58%		53%	53%

[1]
Operating profit for the six months ended June 30, 2017 includes legal settlement expenses of $2 million. Operating profit for the three and six months ended June 30, 2016 includes a benefit related to net legal settlement insurance recoveries of $34 million and $46, respectively, and employee severance charges of $6 million. Operating profit also includes amortization of intangibles from acquisitions of $1 million for the three months ended June 30, 2017 and 2016 and $2 million and $3 million for the six months ended June 30, 2017 and 2016, respectively.

Three Months

Revenue increased 10%, which includes the unfavorable impact of foreign exchange rates that reduced revenue by 1 percentage point. Transaction revenue grew primarily due to an increase in corporate bond ratings revenue driven by strong corporate bond issuance and growth in bank loan ratings revenue in the U.S. and Europe. The increase in bank loan ratings revenue was driven largely by a combination of new issuance and repricing activity in the leveraged loan market. An increase in structured finance revenue was driven by increased U.S. collateralized loan obligations ("CLO") and U.S. commercial mortgage backed securities ("CMBS") issuance. These increases were partially offset by a decline in public finance revenue driven by lower issuance. Non-transaction revenue grew primarily due to higher entity credit ratings revenue and an increase in surveillance fees, partially offset by a decline in Ratings Evaluation Service ("RES") activity.

Operating profit remained flat. Excluding the unfavorable impact of higher net insurance recoveries in 2016 of 8 percentage points, operating profit increased 8%. This increase is primarily due to revenue growth, partially offset by higher compensation costs related to increased incentive costs and additional headcount. Foreign exchange rates had an unfavorable impact on operating profit of less than 1 percentage point.

Six Months

Revenue increased 18%, which includes the unfavorable impact of foreign exchange rates that reduced revenue by 1 percentage point. Transaction revenue grew primarily due to an increase in corporate bond ratings revenue driven by strong corporate bond issuance and growth in bank loan ratings revenue in the U.S. and Europe. The increase in bank loan ratings revenue was driven largely by a combination of new issuance and repricing activity in the leveraged loan market. An increase in structured finance revenue was driven by increased U.S. CLO and U.S. CMBS issuance. These increases were partially offset by a decline in public finance revenue driven by lower issuance. Non-transaction revenue grew primarily due to higher entity credit ratings revenue and an increase in surveillance fees, partially offset by a decline in RES activity.

Operating profit increased 17%. Excluding the unfavorable impact of higher net insurance recoveries in 2016 of 8 percentage points, operating profit increased 25%. This increase is primarily due to revenue growth, partially offset by higher compensation costs related to increased incentive costs and additional headcount. Foreign exchange rates had an unfavorable impact on operating profit of 1 percentage point.

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

	Second Quarter Compared to Prior Year			Year-to-Date Compared to Prior Year
Corporate Bond Issuance	U.S.	Europe	Global	U.S.	Europe	Global
High-yield issuance	(20)%	23%	6%	27%	70%	60%
Investment grade	(6)%	(10)%	(10)%	5%	(2)%	(7)%
Total new issue dollars — Corporate issuance	(8)%	(6)%	(8)%	8%	5%	(2)%

•
High- yield issuance in the U.S. declined for the quarter as a result of less favorable market conditions while issuance remained strong in Europe as the region was less impacted by the U.S. Federal Reserve rate increases. The year-to-date increase in global high-yield issuance reflects strength in the first half of the year as issuers went to market in advance of U.S. Federal Reserve rate increases that took place late in the first and second quarters of 2017.

	Second Quarter Compared to Prior Year			Year-to-Date Compared to Prior Year
Structured Finance	U.S.	Europe	Global	U.S.	Europe	Global
Asset-backed securities (“ABS”)	3%	(14)%	(7)%	15%	(14)%	6%
Structured credit	170%	48%	133%	214%	57%	162%
Commercial mortgage-backed securities (“CMBS”)	122%	(100)%	112%	23%	99%	24%
Residential mortgage-backed securities (“RMBS”)	81%	94%	66%	74%	45%	40%
Covered bonds	*	16%	6%	*	—%	(7)%
Total new issue dollars — Structured finance	59%	32%	34%	56%	11%	24%

*	Represents no activity in 2017 and 2016.

•	ABS issuance was up in the U.S. driven primarily by an increase in credit card and student loan transactions. ABS issuance was down in Europe reflecting lower market volume.

•	Issuance was up in the U.S. and European Structured Credit markets driven by increased collateralized loan obligation ("CLO") refinancing engagements primarily due to overall market conditions.

•
CMBS issuance was up in the U.S. reflecting increased market volume in the second quarter of 2017. European CMBS issuance was down in the quarter and up in the first half of the year, although from a low 2016 base.

•	RMBS volume was up driven by an increase in leveraged loan activity.

•
Covered bond (debt securities backed by mortgages or other high-quality assets that remain on the issuer's balance sheet) issuance in Europe was up in the quarter partially due to the impact from the Energy Efficient Mortgage Initiative across the region.

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

In January of 2017, we completed the sale of Quant House SAS ("QuantHouse"), included in our Market and Commodities Intelligence segment, to QH Holdco, an independent third party. In November of 2016, we entered into a put option agreement that gave the Company the right, but not the obligation, to put the entire share capital of QuantHouse to QH Holdco. As a result, we classified the assets and liabilities of QuantHouse, net of our costs to sell, as held for sale, which is included in prepaid and other current assets and other current liabilities, respectively, in our consolidated balance sheet as of December 31, 2016. On January 4, 2017, we exercised the put option, thereby entering into a definitive agreement to sell QuantHouse to QH Holdco. On January 9, 2017, we completed the sale of QuantHouse to QH Holdco. Following the sale, the assets and liabilities of QuantHouse are no longer reported in our consolidated balance sheet as of June 30, 2017.

Market and Commodities Intelligence includes the following business lines:

•
Desktop — a product suite that provides data, analytics and third-party research for global finance professionals, which includes the Market Intelligence Desktop and Market Intelligence Add On (which are inclusive of the S&P Capital IQ and SNL Desktop products);

•	Enterprise Solutions — integrated bulk data feeds that can be customized, which includes Compustat, GICS, Point In Time Financials and CUSIP;

•	Risk Services — commercial arm that sells Ratings' credit ratings and related data, analytics and research, which includes subscription-based offerings, RatingsDirect® and RatingsXpress®; and

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

On September 7, 2016, we completed the sale of J.D. Power with the results included in Market and Commodities Intelligence's results through that date.

The following table provides revenue and segment operating profit information for the periods ended June 30:

(in millions)	Three Months			Six Months
	2017	2016	% Change	2017	2016	% Change
Revenue	$606	$671	(10)%	$1,199	$1,333	(10)%

Subscription revenue	$547	$557	(2)%	$1,087	$1,105	(2)%
Non-subscription revenue	$59	$114	(48)%	$112	$228	(51)%
% of total revenue:
Subscription revenue	90%	83%		91%	83%
Non-subscription revenue	10%	17%		9%	17%

U.S. revenue	$353	$397	(11)%	$696	$794	(12)%
International revenue	$253	$274	(8)%	$503	$539	(7)%
% of total revenue:
U.S. revenue	58%	59%		58%	60%
International revenue	42%	41%		42%	40%

Operating profit [1]	$191	$186	3%	$378	$369	2%
Operating margin %	32%	28%		32%	28%

[1]
Operating profit includes a charge to exit a leased facility of $6 million, employee severance charges of $5 million and an asset write-off of $2 million for the three and six months ended June 30, 2017 and non-cash acquisition and disposition-related adjustments of $15 million for the six months ended June 30, 2017. Operating profit includes disposition-related costs of $10 million and $12 million for the three and six months ended June 30, 2016, respectively, and a technology-related impairment charge of $24 million for the six months ended June 30, 2016. Operating profit also includes amortization of intangibles from acquisitions of $23 million and $21 million for the three months ended June 30, 2017 and 2016, respectively, and $44 million and $41 million for the six months ended June 30, 2017 and 2016, respectively.

Three Months

Revenue decreased 10% and was unfavorably impacted by 18 percentage points from the net impact of acquisitions and dispositions discussed below. Excluding these acquisitions and dispositions, revenue increased driven by growth in annualized contract values in the Market Intelligence Desktop products, RatingsXpress® and RatingsDirect®. The number of users and customers continued to grow for each of these products in the quarter. Additionally, strength in S&P Global Platts' proprietary content due to continued demand for market data and price assessment products, led by petroleum, contributed to revenue growth. Both domestic and international revenue decreased due to the unfavorable impact of the dispositions discussed below. Revenue was favorably impacted by the acquisitions of RigData and PIRA Energy Group ("PIRA") in June of 2016 and September of 2016, respectively. Revenue was unfavorably impacted by the dispositions of J.D. Power in September of 2016, Standard & Poor's Securities Evaluations, Inc. ("SPSE") and Credit Market Analysis ("CMA") in October of 2016, Equity and Fund Research in October of 2016 and QuantHouse in January of 2017. The unfavorable impact of foreign exchange rates reduced revenue by less than 1 percentage point.

Operating profit increased 3%. Excluding the favorable impact of disposition costs in 2016 of 4 percentage points, partially offset by the unfavorable impact of employee severance charges in 2017 of 2 percentage points, a charge to exit a leased facility in 2017 of 2 percentage points, an asset write-off in 2017 of 1 percentage point and higher amortization of intangibles from acquisitions of 1 percentage point, operating profit increased 5 percentage points. The increase is due to margin improvement from existing businesses, partially offset by the unfavorable impact of the dispositions discussed above.

Six Months

Revenue decreased 10% and was unfavorably impacted by 17 percentage points from the net impact of acquisitions and dispositions discussed below. Excluding these acquisitions and dispositions, revenue increased driven by growth in annualized contract values in the Market Intelligence Desktop products, RatingsXpress® and RatingsDirect®. The number of users and customers continued to grow for each of these products in the first six months of 2017. Additionally, strength in S&P Global Platts' proprietary content due to continued demand for market data and price assessment products, led by petroleum, contributed to revenue growth. Both domestic and international revenue decreased due to the unfavorable impact of the dispositions discussed below. Revenue was favorably impacted by the acquisitions of RigData and PIRA in June of 2016 and September of 2016, respectively. Revenue was unfavorably impacted by the dispositions of J.D. Power in September of 2016, SPSE and CMA in October of 2016, Equity Fund Research in October of 2016 and QuantHouse in January of 2017. The unfavorable impact of foreign exchange rates reduced revenue by less than 1 percentage point.

Operating profit increased 2%. Excluding the unfavorable impact of non-cash acquisition and disposition-related adjustments of 5 percentage points, employee severance charges in 2017 of 1 percentage point, a charge to exit a leased facility in 2017 of 2 percentage points, an asset write-off in 2017 of 1 percentage point and higher amortization of intangibles from acquisitions of 1 percentage point, partially offset by the favorable impact of a technology-related impairment charge in 2016 of 7 percentage points and disposition-related costs in 2016 of 4 percentage points, operating profit increased 1 percentage point. The increase is due to margin improvement from existing businesses, partially offset by the unfavorable impact of the dispositions discussed above.

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
Indices primarily derives revenue from asset linked fees based on the S&P and Dow Jones Indices and to a lesser extent generates subscription revenue and transaction revenue. Specifically, Indices generates revenue from the following sources:

•	Investment vehicles — asset linked fees such as ETFs and mutual funds, that are based on the S&P Dow Jones Indices' benchmarks and generate revenue through fees based on assets and underlying funds;

•	Exchange traded derivatives — generate royalties based on trading volumes of derivatives contracts listed on various exchanges;

•	Index-related licensing fees — fixed or variable annual and per-issue fees for over-the-counter derivatives and retail-structured products; and

•	Data and customized index subscription fees — fees from supporting index fund management, portfolio analytics and research.

The following table provides revenue and segment operating profit information for the periods ended June 30:

(in millions)	Three Months			Six Months
	2017	2016	% Change	2017	2016	% Change
Revenue	$184	$153	20%	$355	$304	17%

Asset linked fees	$114	$92	24%	$222	$178	25%
Subscription revenue	$37	$32	16%	$68	$62	10%
Transaction revenue	$33	$29	12%	$65	$64	1%
% of total revenue:
Asset linked fees	62%	60%		63%	59%
Subscription revenue	20%	21%		19%	20%
Transaction revenue	18%	19%		18%	21%

U.S. revenue	$151	$128	18%	$293	$253	16%
International revenue	$33	$25	32%	$62	$51	22%
% of total revenue:
U.S. revenue	82%	84%		83%	83%
International revenue	18%	16%		17%	17%

Operating profit [1]	$119	$100	19%	$233	$200	16%
Less: net operating profit attributable to noncontrolling interests	31	27		61	53
Net operating profit	$88	$73	20%	$172	$147	17%
Operating margin %	64%	65%		66%	66%
Net operating margin %	48%	48%		48%	48%

[1]	Operating profit includes amortization of intangibles from acquisitions of $1 million for the three months ended June 30, 2017 and 2016 and $3 million for the six months ended June 30, 2017 and 2016.

Three Months

Revenue at Indices increased 20%, primarily driven by higher levels of assets under management ("AUM") for ETFs and mutual funds. Revenue growth was favorably impacted by 1 percentage point from the acquisition of Trucost plc ("Trucost") in October of 2016. Ending AUM for ETFs in the second quarter of 2017 increased 35% to $1.156 trillion and average AUM for ETFs increased 34% to $1.130 trillion compared to the second quarter of 2016. The unfavorable impact of foreign exchange rates reduced revenue by less than 1 percentage point.

Operating profit grew 19%. Revenue growth was partially offset by higher compensation costs and increased operating costs to support revenue growth and business initiatives at Indices. Higher compensation costs related to increased incentive costs and additional headcount partially related to the acquisition of Trucost. Foreign exchange rates had a favorable impact on operating profit of 1 percentage point.

Six Months

Revenue at Indices increased 17%, primarily driven by higher levels of AUM for ETFs and mutual funds. Revenue growth was favorably impacted by 1 percentage point from the acquisition of Trucost in October of 2016. Ending AUM for ETFs in the first six month of 2017 increased 35% to $1.156 trillion and average AUM for ETFs increased 37% to $1.104 trillion compared to the first six months of 2016. The unfavorable impact of foreign exchange rates reduced revenue by less than 1 percentage point.

Operating profit grew 16%. Revenue growth was partially offset by higher compensation costs and increased operating costs to support revenue growth and business initiatives at Indices. Higher compensation costs related to increased incentive costs and additional headcount partially related to the acquisition of Trucost. Foreign exchange rates had a favorable impact on operating profit of 1 percentage point.

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

Cash Flow Overview

Cash and cash equivalents were $2,384 million as of June 30, 2017, a decrease of $8 million from December 31, 2016, and consisted of approximately 20% of domestic cash and 80% of cash held abroad. Typically, cash held outside the U.S. is anticipated to be utilized to fund international operations or to be reinvested outside of the U.S., as a significant portion of our opportunities for growth in the coming years is expected to be abroad. In the event funds from international operations are needed to fund operations in the U.S., we would be required to accrue for and pay taxes in the U.S. to repatriate these funds.

The following table provides cash flow information for the six months ended June 30:

(in millions)	2017	2016	% Change
Net cash provided by (used for):
Operating activities	$674	$640	5%
Investing activities	$(124)	$(88)	41%
Financing activities	$(618)	$(440)	40%

In the first six months of 2017, free cash flow increased to $564 million compared to $547 million in the first six months of 2016. The increase is primarily due to the increase in cash provided by operating activities as discussed below. Free cash flow is a non-GAAP financial measure and reflects our cash flow provided by operating activities less capital expenditures and dividends and other payments paid to noncontrolling interests. Capital expenditures include purchases of property and equipment and additions to technology projects. See “Reconciliation of Non-GAAP Financial Information” below for a reconciliation of cash flow provided by operating activities, the most directly comparable U.S. GAAP financial measure, to free cash flow and free cash flow excluding certain items.

Operating activities

Cash provided by operating activities increased $34 million to $674 million for the first six months of 2017. The increase is mainly due to higher payments of legal settlements in 2016.

Investing activities

Our cash outflows from investing activities are primarily for acquisitions and capital expenditures, while cash inflows are primarily proceeds from dispositions.

Cash used for investing activities increased to $124 million for the first six months of 2017 as compared to $88 million in the first six months of 2016 primarily due to an increase in capital expenditures and cash paid for acquisitions in 2017. See Note 2 — Acquisitions and Divestitures for further discussion.

Financing activities

Our cash outflows from financing activities consist primarily of share repurchases, dividends to shareholders and repayments of short-term and long-term debt, while cash inflows are primarily attributable to the borrowing of short-term and long-term debt and proceeds from the exercise of stock options.

Cash used for financing activities increased to $618 million for the first six months of 2017 as compared to $440 million in the first six months of 2016. The increase is primarily attributable to proceeds received from short-term debt in 2016.

During the first six months of 2017, we used cash to repurchase 2.6 million shares for $346 million. During the first six months of 2016, we used cash to repurchase 3.8 million shares for $373 million, which includes 0.3 million shares for approximately $26 million that settled in January of 2016.

Additional Financing

On June 30, 2017, we entered into a $1.2 billion five year-credit agreement (our "credit facility") that will terminate on June 30, 2022. This credit facility replaced our $1.2 billion five year credit facility that was scheduled to terminate on June 30, 2020. The previous credit facility was canceled immediately after the new credit facility became effective. There were no outstanding borrowings under the previous credit facility when it was replaced.

We have the ability to borrow a total of $1.2 billion through our commercial paper program, which is supported by our credit facility. As of June 30, 2017 and December 31, 2016, there were no commercial paper borrowings outstanding.

Depending on our indebtedness to cash flow ratio, we pay a commitment fee of 8 to 17.5 basis points for our credit facility, whether or not amounts have been borrowed. We currently pay a commitment fee of 12.5 basis points. The interest rate on borrowings under our credit facility is, at our option, calculated using rates that are primarily based on either the prevailing London Inter-Bank Offer Rate, the prime rate determined by the administrative agent or the Federal Funds Rate. For certain borrowings under this credit facility, there is also a spread based on our indebtedness to cash flow ratio added to the applicable rate.

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

RECONCILIATION OF NON-GAAP FINANCIAL INFORMATION

Free cash flow is a non-GAAP financial measure and reflects our cash flow provided by operating activities less capital expenditures and distributions to noncontrolling interest holders. Capital expenditures include purchases of property and equipment and additions to technology projects. Our cash flow provided by operating activities is the most directly comparable U.S. GAAP financial measure to free cash flow. Additionally, we have considered certain items in evaluating free cash flow, which are included in the table below.

We believe the presentation of free cash flow and free cash flow excluding certain items allows our investors to evaluate the cash generated from our underlying operations in a manner similar to the method used by management. We use free cash flow to conduct and evaluate our business because we believe it typically presents a more conservative measure of cash flows since capital expenditures and distributions to noncontrolling interest holders are considered a necessary component of ongoing operations. Free cash flow is useful for management and investors because it allows management and investors to evaluate the cash available to us to prepay debt, make strategic acquisitions and investments and repurchase stock.

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

(in millions)	2017	2016	% Change
Cash provided by operating activities	$674	$640	5%
Capital expenditures	(56)	(36)
Distributions to noncontrolling interest holders	(54)	(57)
Free cash flow	564	547	3%
Tax on gain from sale of SPSE and CMA	67	—
Payment of legal settlements	4	108
Legal settlement insurance recoveries	—	(52)
Tax benefit from legal settlements	—	(21)
Free cash flow excluding above items	$635	$582	9%

(in millions)	2017	2016	% Change
Cash used for investing activities	(124)	(88)	41%
Cash used for financing activities	(618)	(440)	40%

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

•	our ability to make acquisitions and dispositions and successfully integrate the businesses we acquire;

•	the outcome of litigation, government and regulatory proceedings, investigations and inquiries and the outcome of any review by controlling tax authorities of the Company’s tax positions;

•	the health of debt and equity markets, including credit quality and spreads, the level of liquidity and future debt issuances;

•	the demand and market for credit ratings in and across the sectors and geographies where the Company operates;

•	concerns in the marketplace affecting the Company’s credibility or otherwise affecting market perceptions of the integrity or utility of independent credit ratings;

•	the effect of competitive products and pricing, including the level of success of new product developments and global expansion;

•	consolidation in the Company’s end-customer markets and the introduction of competing products or technologies by other companies;

•	the impact of cost-cutting pressures across the financial services industry;

•	a decline in the demand for credit risk management tools by financial institutions;

•	the level of merger and acquisition activity in the United States and abroad;

•	the volatility of the energy marketplace;

•	the health of the commodities markets;

•	the impact of cost-cutting pressures and reduced trading in oil and other commodities markets;

•	our ability to incentivize and retain key employees;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risk includes changes in foreign exchange rates. We have operations in foreign countries where the functional currency is primarily the local currency. For international operations that are determined to be extensions of the parent company, the U.S. dollar is the functional currency. We typically have naturally hedged positions in most countries from a local currency perspective with offsetting assets and liabilities. As of June 30, 2017 and December 31, 2016, we entered into foreign exchange forward contracts to hedge the effect of adverse fluctuations in foreign currency exchange rates. We have not entered into any derivative financial instruments for speculative purposes. See Note 5 - Derivative Instruments to the consolidated financial statements of this Form 10-Q for further discussion.

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

As of June 30, 2017, an evaluation was performed under the supervision and with the participation of management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2017.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On December 4, 2013, the Board of Directors approved a share repurchase program authorizing the purchase of up to 50 million shares, which was approximately 18% of the Company's outstanding shares at that time. During the second quarter of 2017, we repurchased 1.1 million shares, and as of June 30, 2017, 23.2 million shares remained under our current repurchase program.

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

The following table provides information on our purchases of our outstanding common stock during the second quarter of 2017 pursuant to our current share repurchase program (column c). In addition to these purchases, the number of shares in column (a) include shares of common stock that are tendered to us to satisfy our employees’ tax withholding obligations in connection with the vesting of awards of restricted shares (we repurchase such shares based on their fair market value on the vesting date). There were no other share repurchases during the quarter outside the repurchases noted below.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs	(d) Maximum Number of Shares that may yet be Purchased Under the Programs
April 1 — April 30, 2017	52,264	$134.23	51,385	24.2 million
May 1 — May 31, 2017	915,175	137.01	913,659	23.3 million
June 1 — June 30, 2017	89,475	144.24	88,286	23.2 million
Total — Quarter	1,056,914	$137.48	1,053,330	23.2 million
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

Revenue during the second quarter of 2017 attributable to the transactions or dealings by the Company described below was approximately $110.000 with net profit from such sales being a fraction of the revenues.

During the second quarter of 2017, one of the Company’s divisions, a provider of energy-related information in over 150 countries, sold information and informational materials, which are generally exempt from U.S. economic sanctions, to fifteen subscribers that are owned or controlled, or appear to be owned or controlled, by the Government of Iran (the “GOI”). The Company, among other things, offers customers that subscribe to its publications access to proprietary data, analytics, and industry information that enable commodities markets to perform with greater transparency and efficiency. This division provided such data related to the energy and petrochemicals markets to the subscribers referenced above, generating revenue that was a de minimis portion of both the division's and the Company’s revenue. Eight of the subscribers are designated by OFAC as GOI entities; and seven appear, based on publicly available information, to be owned or controlled by GOI entities. We believe that these transactions were permissible under U.S. sanctions pursuant to certain statutory and regulatory exemptions for the exportation of information and informational materials. The Company will continue to monitor its provision of products and services to these Iranian customers so that such activity continues to be permissible under U.S. sanctions.

Item 6. Exhibits

(10.1)	S&P Global Inc. Director Deferred Stock Ownership Plan dated January 1, 2017

(12)	Computation of Ratio of Earnings to Fixed Charges

(15)	Letter on Unaudited Interim Financials

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

(32)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(101.INS)	XBRL Instance Document

(101.SCH)	XBRL Taxonomy Extension Schema

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase

(101.LAB)	XBRL Taxonomy Extension Label Linkbase

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

S&P Global Inc.
Registrant

Date:	July 27, 2017	By:	/s/ Ewout L. Steenbergen
Ewout L. Steenbergen
Executive Vice President and Chief Financial Officer

Date:	July 27, 2017	By:	/s/ Robert J. MacKay
Robert J. MacKay
Senior Vice President and Corporate Controller