Form 10-Q
period 2017-09-30
S&P Global Inc.
filed 2017-10-26
CIK 64040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Shares Outstanding	Date
Common stock (par value $1.00 per share)	255.0 million	October 20, 2017

S&P Global Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of S&P Global Inc.

We have reviewed the consolidated balance sheet of S&P Global Inc. (and subsidiaries) (the “Company”) as of September 30, 2017, the related consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2017 and 2016, the related statements of cash flows for the nine-month periods ended September 30, 2017 and 2016, and the related consolidated statement of equity for the nine-month period ended September 30, 2017. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of S&P Global Inc. (and subsidiaries) as of December 31, 2016, and the related consolidated statements of income, comprehensive income, equity, and cash flows for the year then ended (not presented herein) and we expressed an unqualified audit opinion on those consolidated financial statements in our report dated February 9, 2017.

/s/ ERNST & YOUNG LLP

New York, New York
October 26, 2017

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

S&P Global Inc.
Consolidated Statements of Income
(Unaudited)

(in millions, except per share amounts)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenue	$1,513	$1,439	$4,475	$4,262
Expenses:
Operating-related expenses	421	431	1,282	1,352
Selling and general expenses	388	337	1,077	986
Depreciation	22	22	61	63
Amortization of intangibles	24	23	73	71
Total expenses	855	813	2,493	2,472
Gain on disposition	—	(722)	—	(722)
Operating profit	658	1,348	1,982	2,512
Interest expense, net	37	39	110	122
Income before taxes on income	621	1,309	1,872	2,390
Provision for taxes on income	169	386	533	731
Net income	452	923	1,339	1,659
Less: net income attributable to noncontrolling interests	(38)	(31)	(105)	(90)
Net income attributable to S&P Global Inc.	$414	$892	$1,234	$1,569

Earnings per share attributable to S&P Global Inc. common shareholders:
Net income:
Basic	$1.62	$3.39	$4.80	$5.94
Diluted	$1.61	$3.36	$4.75	$5.89
Weighted-average number of common shares outstanding:
Basic	255.5	262.9	257.0	264.1
Diluted	257.9	265.3	259.5	266.4

Actual shares outstanding at period end			255.0	259.1

Dividend declared per common share	$0.41	$0.36	$1.23	$1.08

See accompanying notes to the unaudited consolidated financial statements.

S&P Global Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

(in millions)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income	$452	$923	$1,339	$1,659

Other comprehensive income:
Foreign currency translation adjustment	24	(14)	96	(55)
Income tax effect	—	3	—	3
	24	(11)	96	(52)

Pension and other postretirement benefit plans	3	3	7	19
Income tax effect	(1)	(1)	—	(5)
	2	2	7	14

Unrealized loss on investment	(8)	—	(10)	—
Income tax effect	—	—	—	—
	(8)	—	(10)	—

Unrealized gain on forward exchange contracts	4	1	3	4
Income tax effect	(1)	—	(1)	(1)
	3	1	2	3

Comprehensive income	473	915	1,434	1,624
Less: comprehensive income attributable to nonredeemable noncontrolling interests	(4)	(2)	(10)	(8)
Less: comprehensive income attributable to redeemable noncontrolling interests	(34)	(29)	(95)	(82)
Comprehensive income attributable to S&P Global Inc.	$435	$884	$1,329	$1,534

See accompanying notes to the unaudited consolidated financial statements.

S&P Global Inc.
Consolidated Balance Sheets

(in millions)	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,312	$2,392
Accounts receivable, net of allowance for doubtful accounts: 2017 - $35; 2016 - $28	1,188	1,122
Prepaid and other current assets	153	157
Total current assets	3,653	3,671
Property and equipment, net of accumulated depreciation: 2017 - $541; 2016 - $537	259	271
Goodwill	2,992	2,949
Other intangible assets, net	1,421	1,506
Other non-current assets	389	272
Total assets	$8,714	$8,669
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$170	$183
Accrued compensation and contributions to retirement plans	373	409
Income taxes currently payable	77	95
Unearned revenue	1,424	1,509
Other current liabilities	364	415
Total current liabilities	2,408	2,611
Long-term debt	3,568	3,564
Pension and other postretirement benefits	258	274
Other non-current liabilities	426	439
Total liabilities	6,660	6,888
Redeemable noncontrolling interest (Note 8)	1,161	1,080
Commitments and contingencies (Note 12)
Equity:
Common stock	412	412
Additional paid-in capital	418	502
Retained income	10,066	9,210
Accumulated other comprehensive loss	(678)	(773)
Less: common stock in treasury	(9,379)	(8,701)
Total equity — controlling interests	839	650
Total equity — noncontrolling interests	54	51
Total equity	893	701
Total liabilities and equity	$8,714	$8,669

See accompanying notes to the unaudited consolidated financial statements.

S&P Global Inc.
Consolidated Statements of Cash Flows
(Unaudited)

(in millions)	Nine Months Ended
	September 30,
	2017	2016
Operating Activities:
Net income	$1,339	$1,659
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	61	63
Amortization of intangibles	73	71
Provision for losses on accounts receivable	17	10
Stock-based compensation	65	54
Gain on disposition	—	(722)
Other	42	48
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	(64)	(26)
Prepaid and other current assets	3	5
Accounts payable and accrued expenses	(50)	(81)
Unearned revenue	(107)	(6)
Accrued legal settlements	(4)	(134)
Other current liabilities	(94)	(10)
Net change in prepaid/accrued income taxes	(42)	383
Net change in other assets and liabilities	(36)	(57)
Cash provided by operating activities	1,203	1,257
Investing Activities:
Capital expenditures	(77)	(67)
Acquisitions, net of cash acquired	(80)	(145)
Proceeds from dispositions	2	1,071
Changes in short-term investments	—	(1)
Cash (used for) provided by investing activities	(155)	858
Financing Activities:
Payments on short-term debt, net	—	(143)
Proceeds from issuance of senior notes, net	—	493
Dividends paid to shareholders	(316)	(286)
Distributions to noncontrolling interest holders	(69)	(59)
Contingent consideration payments	—	(15)
Repurchase of treasury shares	(846)	(1,123)
Exercise of stock options	69	84
Employee withholding tax on share-based payments	(49)	(55)
Cash used for financing activities	(1,211)	(1,104)
Effect of exchange rate changes on cash from continuing operations	83	(93)
Net change in cash and cash equivalents	(80)	918
Cash and cash equivalents at beginning of period	2,392	1,481
Cash and cash equivalents at end of period	$2,312	$2,399

See accompanying notes to the unaudited consolidated financial statements.

S&P Global Inc.
Consolidated Statement of Equity
(Unaudited)

(in millions)	Common Stock $1 par	Additional Paid-in Capital	Retained Income	Accumulated Other Comprehensive Loss	Less: Treasury Stock	Total SPGI Equity	Noncontrolling Interests	Total Equity
Balance as of December 31, 2016	$412	$502	$9,210	$(773)	$8,701	$650	$51	$701
Comprehensive income [1]			1,234	95		1,329	10	1,339
Dividends			(316)			(316)	(8)	(324)
Share repurchases		(75)			771	(846)	(5)	(851)
Employee stock plans		(9)			(93)	84	8	92
Change in redemption value of redeemable noncontrolling interest			(62)			(62)		(62)
Other		—				—	(2)	(2)
Balance as of September 30, 2017	$412	$418	$10,066	$(678)	$9,379	$839	$54	$893

[1]	Excludes $95 million attributable to our redeemable noncontrolling interest.

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

In the opinion of management, all normal recurring adjustments considered necessary for a fair statement of the results of the interim periods have been included. The operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the full year.

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

Acquisitions

2017
In August of 2017, we acquired a 6.02% investment in Algomi Limited ("Algomi"), an innovative fintech company focused on providing software-enabled liquidity solutions to both buy-side and sell-side firms within the credit markets. Our investment in Algomi will help facilitate product collaboration and enable future business expansion. We accounted for the investment in Algomi using the cost method of accounting. The investment with Algomi is not material to our consolidated financial statements.

In June of 2017, CRISIL, included within our Ratings segment, acquired 8.9% of the outstanding shares of CARE Ratings Limited ("CARE") from Canara Bank. CARE is a Securities and Exchange Board of India registered credit rating agency providing various rating and grading services in India whose shares are publicly traded on both the Bombay Stock Exchange and the National Stock Exchange of India. We accounted for the investment in CARE as available-for-sale using the fair value method of accounting. The investment balance as of September 30, 2017 of $53 million is included in other non-current assets in our consolidated balance sheet. The changes in the fair value of this investment is reported in accumulated other comprehensive loss in our consolidated balance sheet. The investment in CARE is not material to our consolidated financial statements.

2016
In October of 2016, Indices acquired Trucost plc, a leader in carbon and environmental data and risk analysis through its subsidiary S&P Global Indices UK Limited. The purchase will build on Indices current portfolio of Environmental, Social and Governance solutions. The acquisition of Trucost plc is not material to our consolidated financial statements.

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

Divestitures

2017
In April of 2017, we signed a letter of intent to sell our facility at East Windsor, New Jersey. The fixed assets of the facility of $5 million have been classified as held for sale, which is included in prepaid and other current assets in our consolidated balance sheet as of September 30, 2017.

In January of 2017, we completed the sale of Quant House SAS ("QuantHouse"), included in our Market and Commodities Intelligence segment, to QH Holdco, an independent third party. In November of 2016, we entered into a put option agreement that gave the Company the right, but not the obligation, to put the entire share capital of QuantHouse to QH Holdco. As a result, we classified the assets and liabilities of QuantHouse, net of our costs to sell, as held for sale, which is included in prepaid and other current assets and other current liabilities, respectively, in our consolidated balance sheet as of December 31, 2016. On January 4, 2017, we exercised the put option, thereby entering into a definitive agreement to sell QuantHouse to QH Holdco. On January 9, 2017, we completed the sale of QuantHouse to QH Holdco. Following the sale, the assets and liabilities of QuantHouse are no longer reported in our consolidated balance sheet as of September 30, 2017.

The components of assets and liabilities held for sale related to QuantHouse in the consolidated balance sheet consist of the following:

(in millions)	December 31,
2016
Accounts receivable, net	$4
Other assets	3
Assets of a business held for sale	$7

Accounts payable and accrued expenses	$3
Unearned revenue	7
Other liabilities	35
Liabilities of a business held for sale	$45

2016
In September of 2016, we completed the sale of J.D. Power, included within our Market and Commodities Intelligence segment, for $1.1 billion to XIO Group, a global alternative investments firm headquartered in London. During the three and nine months ended September 30, 2016, we recorded a pre-tax gain of $722 million ($521 million after-tax) in gain on disposition in the consolidated statement of income related to the sale of J.D. Power.

The operating profit of our businesses that were disposed of or held for sale for the periods ended September 30, 2017 and 2016 is as follows:

(in millions)	Three Months		Nine Months
	2017	2016	2017	2016
Operating profit [1]	$—	$22	$—	$29
1 The three and nine months ended September 31, 2016 exclude a pre-tax gain on the sale of J.D. Power of $722 million.

3.	Income Taxes

The effective income tax rate was 27.3% and 28.5% for the three and nine months ended September 30, 2017, respectively, and 29.5% and 30.6% for the three and nine months ended September 30, 2016, respectively. The decrease in 2017 was primarily due to the recognition of excess tax benefits associated with share-based payments in the statement of income, the resolution of tax audits and a benefit from an acquisition-related adjustment.

At the end of each interim period, we estimate the annual effective tax rate and apply that rate to our ordinary quarterly earnings. The tax expense or benefit related to significant unusual or infrequently occurring items that will be separately reported or reported net of their related tax effect, and are individually computed, is recognized in the interim period in which those items occur. In addition, the effect of changes in enacted tax laws or rates or tax status is recognized in the interim period in which the change occurs.

The Company is continuously subject to tax examinations in various jurisdictions. As of September 30, 2017 and December 31, 2016, the total amount of federal, state and local, and foreign unrecognized tax benefits was $138 million and $161 million, respectively, exclusive of interest and penalties. We recognize accrued interest and penalties related to unrecognized tax benefits in interest expense and operating-related expense, respectively. In addition, as of September 30, 2017 and December 31, 2016, we had $53 million and $44 million, respectively, of accrued interest and penalties associated with unrecognized tax benefits. Based on the current status of income tax audits, we believe that the total amount of unrecognized tax benefits on the balance sheet may be reduced by up to approximately $32 million in the next twelve months as a result of the resolution of local tax examinations.

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

4.	Debt

(in millions)	September 30, 2017	December 31, 2016
2.5% Senior Notes, due 2018 [1]	$399	$398
3.3% Senior Notes, due 2020 [2]	697	696
4.0% Senior Notes, due 2025 [3]	692	691
4.4% Senior Notes, due 2026 [4]	892	891
2.95% Senior Notes, due 2027 [5]	492	492
6.55% Senior Notes, due 2037 [6]	396	396
Total debt	3,568	3,564
Less: short-term debt including current maturities	—	—
Long-term debt	$3,568	$3,564

[1]	Interest payments are due semiannually on February 15 and August 15, and as of September 30, 2017, the unamortized debt discount and issuance costs total $1 million.

[2]	Interest payments are due semiannually on February 14 and August 14, and as of September 30, 2017, the unamortized debt discount and issuance costs total $3 million.

[3]	Interest payments are due semiannually on June 15 and December 15, and as of September 30, 2017, the unamortized debt discount and issuance costs total $8 million.

[4]	Interest payments are due semiannually on February 15 and August 15, and as of September 30, 2017, the unamortized debt discount and issuance costs total $8 million.

[5]	Interest payments are due semiannually on January 22 and July 22, and as of September 30, 2017, the unamortized debt discount and issuance costs total $8 million.

[6]	Interest payments are due semiannually on May 15 and November 15, and as of September 30, 2017, the unamortized debt discount and issuance costs total $4 million.

The fair value of our long-term debt borrowings was $3.8 billion and $3.7 billion as of September 30, 2017 and December 31, 2016, respectively, and was estimated based on quoted market prices.

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

We have the ability to borrow a total of $1.2 billion through our commercial paper program, which is supported by our credit facility. As of September 30, 2017 and December 31, 2016, there were no commercial paper borrowings outstanding.

Depending on our corporate credit rating, we pay a commitment fee of 8 to 17.5 basis points for our credit facility, whether or not amounts have been borrowed. We currently pay a commitment fee of 12.5 basis points. The interest rate on borrowings under our credit facility is, at our option, calculated using rates that are primarily based on either the prevailing London Inter-Bank Offer Rate, the prime rate determined by the administrative agent or the Federal Funds Rate. For certain borrowings under this credit facility, there is also a spread based on our corporate credit rating.

Our credit facility contains certain covenants. The only financial covenant requires that our indebtedness to cash flow ratio, as defined in our credit facility, is not greater than 4 to 1, and this covenant level has never been exceeded.

5.	Derivative Instruments

Cash Flow Hedges

Our exposure to market risk includes changes in foreign exchange rates. We have operations in foreign countries where the functional currency is primarily the local currency. For international operations that are determined to be extensions of the parent company, the U.S. dollar is the functional currency. We typically have naturally hedged positions in most countries from a local currency perspective with offsetting assets and liabilities. As of September 30, 2017 and December 31, 2016, we have entered into foreign exchange forward contracts to hedge the effect of adverse fluctuations in foreign currency exchange rates. We do not enter into any derivative financial instruments for speculative purposes.
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
As of September 30, 2017, we estimate that $4 million of the net gains related to derivatives designated as cash flow hedges recorded in other comprehensive income (loss) is expected to be reclassified into earnings within the next twelve months. There was no material hedge ineffectiveness for the three and nine months ended September 30, 2017 and 2016. As of September 30, 2017 and September 30, 2016, the aggregate notional value of our outstanding foreign currency forward contracts was $133 million and $78 million, respectively.
The following table provides information on the location and fair value amounts of our cash flow hedges as of September 30, 2017 and December 31, 2016:

(in millions) Balance Sheet Location		September 30, 2017	December 31, 2016
Prepaid and other current assets [1]	Foreign exchange forward contracts	$5	$3

[1]	Foreign currency forward contracts are recorded at fair value that is based on foreign currency exchange rates in active markets; therefore we classify these derivative contracts as Level 2.
The following table provides information on the location and amounts of pre-tax gains (losses) on our cash flow hedges for the periods ended September 30:
Three Months

(in millions)	Gain (Loss) Recognized in Accumulated Other Comprehensive Loss (effective portion)		Location of Gain Reclassified from Accumulated Other Comprehensive Loss into Income (effective portion)	Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (effective portion)
Cash flow hedges - designated as hedging instruments	2017	2016		2017	2016
Foreign exchange forward contracts	$3	$1	Selling and general expenses	$2	$1

Nine Months

(in millions)	Gain (Loss) Recognized in Accumulated Other Comprehensive Loss (effective portion)		Location of Gain Reclassified from Accumulated Other Comprehensive Loss into Income (effective portion)	Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (effective portion)
Cash flow hedges - designated as hedging instruments	2017	2016		2017	2016
Foreign exchange forward contracts	$2	$3	Selling and general expenses	$6	$3

The activity related to the change in unrealized gains (losses) in accumulated other comprehensive loss was as follows for the periods ended September 30:

(in millions)	Three Months		Nine Months
	2017	2016	2017	2016
Net unrealized gains (losses) on cash flow hedges, net of taxes, beginning of period	$1	$1	$2	$(1)
Change in fair value, net of tax	5	2	8	6
Reclassification into earnings, net of tax	(2)	(1)	(6)	(3)
Net unrealized gains on cash flow hedges, net of taxes, end of period	$4	$2	$4	$2

6.	Employee Benefits

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

We recognize the funded status of our defined benefit retirement and postretirement plans in the consolidated balance sheets, with a corresponding adjustment to accumulated other comprehensive loss, net of taxes. The amounts in accumulated other comprehensive loss represent unrecognized actuarial losses and unrecognized prior service costs. These amounts will be subsequently recognized as net periodic benefit cost pursuant to our accounting policy for amortizing such amounts.

The components of net periodic benefit cost for our retirement plans and postretirement plans for the periods ended September 30 are as follows:

Retirement Plans

(in millions)	Three Months		Nine Months
	2017	2016	2017	2016
Service cost	$1	$1	$2	$2
Interest cost	19	19	55	59
Expected return on assets	(32)	(30)	(95)	(92)
Amortization of actuarial loss	4	4	14	12
Net periodic benefit cost	$(8)	$(6)	$(24)	$(19)

Postretirement Plans

(in millions)	Three Months		Nine Months
	2017	2016	2017	2016
Interest cost	$—	$1	$1	$2
Amortization of prior service credit / actuarial gain	—	(1)	(2)	(1)
Net periodic benefit cost	$—	$—	$(1)	$1

As discussed in our Form 10-K, we changed certain discount rate assumptions on our retirement and postretirement plans, which became effective on January 1, 2017. The effect of the assumption changes on retirement and postretirement expense for the three and nine months ended September 30, 2017 did not have a material impact to our financial position, results of operations or cash flows.

In the first nine months of 2017, we contributed $6 million to our retirement plans and expect to make additional required contributions of approximately $2 million to our retirement plans during the remainder of the year. We may elect to make additional non-required contributions depending on investment performance and the pension plan status in the fourth quarter of 2017.

7.	Stock-Based Compensation

We issue stock-based incentive awards to our eligible employees and Directors under the 2002 Employee Stock Incentive Plan and a Director Deferred Stock Ownership Plan. The 2002 Employee Stock Incentive Plan permits the granting of nonqualified stock options, stock appreciation rights, performance stock, restricted stock and other stock-based awards.

Stock-based compensation for the periods ended September 30 is as follows:

(in millions)	Three Months		Nine Months
	2017	2016	2017	2016
Stock option expense	$1	$2	$2	$6
Restricted stock and unit awards expense	23	18	63	48
Total stock-based compensation expense	$24	$20	$65	$54

During the nine months ended September 30, 2017, the Company granted 0.4 million shares of restricted stock and unit awards, which had a weighted average grant date fair value of $130.24 per share. Total unrecognized compensation expense related to unvested restricted stock and unit awards as of September 30, 2017 was $83 million, which is expected to be recognized over a weighted average period of 1.8 years.

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

Share repurchases for the periods ended September 30 were as follows:

(in millions, except average price)	Three Months		Nine Months
	2017	2016	2017	2016
Total number of shares purchased [1]	2.8	5.3	5.4	8.8
Average price paid per share [2]	$—	$—	$133.01	$98.05
Total cash utilized [3]	$500	$750	$846	$1,097

[1]	The three and nine months ended September 30, 2017 and 2016 include shares received as part of our accelerated share repurchase agreements described in more detail below.

[2]	Average price paid per share information does not include the accelerated share repurchase transactions as discussed in more detail below.

[3]
In December of 2015, 0.3 million shares were repurchased for approximately $26 million, which settled in January of 2016. Cash used for financing activities only reflects those shares which settled during the nine months ended September 30, 2016 resulting in $1,123 million of cash used to repurchase shares.

Our purchased shares may be used for general corporate purposes, including the issuance of shares for stock compensation plans and to offset the dilutive effect of the exercise of employee stock options. As of September 30, 2017, approximately 20.4 million shares remained available under the current share repurchase program which has no expiration date and purchases under this program may be made from time to time on the open market and in private transactions, depending on market conditions.

Accelerated Share Repurchase Agreements

We entered into an accelerated share repurchase ("ASR") agreement with a financial institution on August 1, 2017 to initiate share repurchases aggregating $500 million. The ASR agreement was structured as an uncapped ASR agreement in which we paid $500 million and received an initial delivery of approximately 2.8 million shares, representing 85% of the $500 million at a price equal to the then market price of the Company. The total number of shares to be repurchased under the ASR agreement will be equal to $500 million divided by the volume weighted-average share price, less a discount, over the term of the ASR agreement. The final settlement of the transaction under the ASR agreement is expected to be completed no later than October 31, 2017. The repurchased shares are held in Treasury. The ASR agreement was executed under the current share repurchase program, approved on December 4, 2013.

Using a portion of the proceeds received from the sale of J.D. Power, we entered into an ASR agreement with a financial institution on September 7, 2016 to initiate share repurchases aggregating $750 million. The ASR agreement was structured as a capped ASR agreement in which we paid $750 million and received an initial delivery of approximately 4.4 million shares and an additional amount of 0.9 million shares during the month of September 2016, representing the minimum number of shares of our common stock to be repurchased based on a calculation using a specified capped price per share. We completed the ASR agreement on December 7, 2016 and received an additional 0.9 million shares, which settled on December 12, 2016. We repurchased a total of 6.1 million shares under the ASR agreement for an average purchase price of $122.18 per share. The total number of shares repurchased under the ASR agreement was based on the volume weighted-average share price, minus a discount, of our common stock over the term of the ASR agreement. The repurchased shares are held in Treasury. The ASR agreement was executed under the current share repurchase program, approved on December 4, 2013.

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

If interests were to be redeemed under this agreement, we would generally be required to purchase the interest at fair value on the date of redemption. This interest is presented on the consolidated balance sheets outside of equity under the caption “Redeemable noncontrolling interest” with an initial value based on fair value for the portion attributable to the net assets we acquired, and based on our historical cost for the portion attributable to our S&P Index business. We adjust the redeemable noncontrolling interest each reporting period to its estimated redemption value, but never less than its initial fair value, considering a combination of an income and market valuation approach. Our income and market valuation approaches incorporate Level 3 fair value measures for instances when observable inputs are not available, including assumptions related to expected future net cash flows, long-term growth rates, the timing and nature of tax attributes, and the redemption features. Any adjustments to the redemption value will impact retained income.

Noncontrolling interests that do not contain such redemption features are presented in equity.

Changes to redeemable noncontrolling interest during the nine months ended September 30, 2017 were as follows:

(in millions)
Balance as of December 31, 2016	$1,080
Net income attributable to noncontrolling interest	95
Distributions payable to noncontrolling interest	(76)
Redemption value adjustment	62
Balance as of September 30, 2017	$1,161

Accumulated Other Comprehensive Loss

The following table summarizes the changes in the components of accumulated other comprehensive loss for the nine months ended September 30, 2017:

(in millions)	Foreign Currency Translation Adjustment	Pension and Postretirement Benefit Plans		Unrealized Gain (Loss) on Forward Exchange Contracts		Unrealized Loss on Investment	Accumulated Other Comprehensive Loss
Balance as of December 31, 2016	$(332)	$(443)		$2		—	$(773)
Other comprehensive income before reclassifications	96	(1)		8		(10)	93
Reclassifications from accumulated other comprehensive loss to net earnings	—	8	[1]	(6)	[2]	—	2
Net other comprehensive income	96	7		2		(10)	95
Balance as of September 30, 2017	$(236)	$(436)		$4		$(10)	$(678)

[1]	See Note 6 — Employee Benefits for additional details of items reclassed from accumulated other comprehensive loss to net earnings.

[2]	See Note 5 — Derivative Instruments for additional details of items reclassed from accumulated other comprehensive loss to net earnings.

The net actuarial loss and prior service cost related to pension and other postretirement benefit plans included in other comprehensive income is net of a tax provision of $3 million for the nine months ended September 30, 2017.

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

The calculation for basic and diluted EPS for the periods ended September 30 is as follows:

(in millions, except per share amounts)	Three Months		Nine Months
	2017	2016	2017	2016
Amounts attributable to S&P Global Inc. common shareholders:
Net income	$414	$892	$1,234	$1,569

Basic weighted-average number of common shares outstanding	255.5	262.9	257.0	264.1
Effect of stock options and other dilutive securities	2.4	2.4	2.5	2.3
Diluted weighted-average number of common shares outstanding	257.9	265.3	259.5	266.4

Earnings per share attributable to S&P Global Inc. common shareholders:
Net income:
Basic	$1.62	$3.39	$4.80	$5.94
Diluted	$1.61	$3.36	$4.75	$5.89

We have certain stock options and restricted performance shares that are potentially excluded from the computation of diluted EPS. The effect of the potential exercise of stock options is excluded when the average market price of our common stock is lower than the exercise price of the related option during the period or when a net loss exists because the effect would have been antidilutive. Additionally, restricted performance shares are excluded because the necessary vesting conditions had not been met or when a net loss exists. For the three and nine months ended September 30, 2017 and 2016, there were no stock options excluded. Restricted performance shares outstanding of 0.9 million and 0.7 million as of September 30, 2017 and 2016, respectively, were excluded.

10.	Restructuring

During 2017 and 2016, we continued to evaluate our cost structure and further identified cost savings associated with streamlining our management structure and our decision to exit non-strategic businesses. Our 2017 and 2016 restructuring plans consisted of a company-wide workforce reduction of approximately 200 and 230 positions, respectively, and are further detailed below. The charges for the restructuring plan are classified as selling and general expenses within the consolidated statements of income and the reserves are included in other current liabilities in the consolidated balance sheets.

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

The initial restructuring charge recorded and the ending reserve balance as of September 30, 2017 by segment is as follows:

	2017 Restructuring Plans		2016 Restructuring Plans
(in millions)	Initial Charge Recorded	Ending Reserve Balance	Initial Charge Recorded	Ending Reserve Balance
Ratings	$15	$15	$14	$4
Market and Commodities Intelligence	5	4	10	5
Indices	—	—	1	—
Corporate	4	4	5	3
Total	$24	$23	$30	$12

We recorded a pre-tax restructuring charge of $24 million related to employee severance charges for the 2017 restructuring plan during the nine months ended September 30, 2017 and have reduced the reserve by $1 million. The ending reserve balance for the 2016 restructuring plan was $23 million as of December 31, 2016. For the nine months ended September 30, 2017, we have reduced the reserve for the 2016 restructuring plan by $11 million. The reductions primarily related to cash payments for employee severance charges.

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

A summary of operating results by segment for the periods ended September 30 is as follows:

Three Months	2017		2016
(in millions)	Revenue	Operating Profit	Revenue	Operating Profit
Ratings [1]	$739	$376	$642	$346
Market and Commodities Intelligence [2]	615	208	658	924
Indices [3]	187	119	164	107
Intersegment elimination [4]	(28)	—	(25)	—
Total operating segments	1,513	703	1,439	1,377
Unallocated expense [5]	—	(45)	—	(29)
Total	$1,513	$658	$1,439	$1,348

Nine Months	2017		2016
(in millions)	Revenue	Operating Profit	Revenue	Operating Profit
Ratings [1]	$2,199	$1,149	$1,877	$1,004
Market and Commodities Intelligence [2]	1,815	586	1,990	1,293
Indices [3]	542	352	468	308
Intersegment elimination [4]	(81)	—	(73)	—
Total operating segments	4,475	2,087	4,262	2,605
Unallocated expense [5]	—	(105)	—	(93)
Total	$4,475	$1,982	$4,262	$2,512

[1]
Operating profit includes employee severance charges of $15 million for the three and nine months ended September 30, 2017 and legal settlement expenses of $2 million for the nine months ended September 30, 2017. Operating profit includes a benefit related to net legal settlement insurance recoveries of $17 million and $63 million for the three and nine months ended September 30, 2016, respectively, and employee severance charges of $6 million for the nine months ended September 30, 2016. Operating profit also includes amortization of intangibles from acquisitions of $1 million for the three months ended September 30, 2017 and 2016 and $3 million and $4 million for the nine months ended September 30, 2017 and 2016, respectively.

[2]
Operating profit for the nine months ended September 30, 2017 includes a charge to exit a leased facility of $6 million, employee severance charges of $5 million, an asset write-off of $2 million, and non-cash acquisition and disposition-related adjustments of $15 million. As of September 7, 2016, we completed the sale of J.D. Power with the results included in Market and Commodities Intelligence results through that date. Operating profit for the three and nine months ended September 30, 2016 includes disposition-related costs of $6 million and $17 million, respectively, an acquisition-related cost of $1 million, and a gain on the sale of J.D. Power of $722 million. Operating profit for the nine months ended September 30, 2016 includes a technology-related impairment charge of $24 million. Operating profit also includes amortization of intangibles from acquisitions of $22 million and $21 million for the three months ended September 30, 2017 and 2016, respectively, and $66 million and $63 million for the nine months ended September 30, 2017 and 2016, respectively.

[3]
Operating profit includes amortization of intangibles from acquisitions of $1 million for the three months ended September 30, 2017 and 2016 and $4 million for the nine months ended September 30, 2017 and 2016.

[4]
Revenue for Ratings and expenses for Market and Commodities Intelligence include an intersegment royalty charged to Market and Commodities Intelligence for the rights to use and distribute content and data developed by Ratings.

[5]
Operating profit includes employee severance charges of $4 million for the three and nine months ended September 30, 2017 and a disposition-related reserve release of $3 million for the nine months ended September 30, 2016.

The following provides revenue by geographic region for the periods ended September 30:

(in millions)	Three Months		Nine Months
	2017	2016	2017	2016
U.S.	$916	$887	$2,733	$2,641
European region	359	333	1,062	966
Asia	157	145	431	437
Rest of the world	81	74	249	218
Total	$1,513	$1,439	$4,475	$4,262

See Note 2 — Acquisitions and Divestitures and Note 10 — Restructuring for additional actions that impacted the segment operating results.

12.	Commitments and Contingencies

Related Party Agreements

In June of 2012, we entered into a new license agreement (the "License Agreement") with the holder of S&P Dow Jones Indices LLC noncontrolling interest, CME Group, which replaced the 2005 license agreement between Indices and CME Group. Under the terms of the License Agreement, S&P Dow Jones Indices LLC receives a share of the profits from the trading and clearing of CME Group's equity index products. During the three and nine months ended September 30, 2017, S&P Dow Jones Indices LLC earned $18 million and $56 million, respectively, of revenue under the terms of the License Agreement. The entire amount of this revenue is included in our consolidated statement of income and the portion related to the 27% noncontrolling interest is removed in net income attributable to noncontrolling interests.

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

S&P Global Ratings

Financial Crisis Litigation

The Company and its subsidiaries continue to defend civil cases brought by private and public plaintiffs arising out of ratings activities prior to and during the global financial crisis of 2008-2009. Included in these civil cases are several lawsuits in Australia against the Company and Standard & Poor’s International, LLC relating to alleged investment losses in collateralized debt obligations (“CDOs”) rated by S&P Global Ratings. Discovery in certain of these cases, including the Australia matters, is ongoing. We can provide no assurance that we will not be obligated to pay significant amounts in order to resolve these matters on terms deemed acceptable.

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

Trani Prosecutorial Proceeding

In 2014, the prosecutor in the Italian city of Trani obtained criminal indictments against several current and former S&P Global Ratings managers and ratings analysts for alleged market manipulation, and against Standard & Poor’s Credit Market Services Europe under Italy’s vicarious liability statute, for having allegedly failed to properly supervise the ratings analysts and prevent them from committing market manipulation. The prosecutor’s theories were based on various actions by S&P Global Ratings taken with respect to Italian sovereign debt between May of 2011 and January of 2012. On March 30, 2017, following trial, the court in Trani issued an oral verdict acquitting each of the individual defendants and Standard & Poor’s Credit Market Services Europe of all charges, and on September 27, 2017, the court filed a written opinion supporting the verdict. If the prosecutor appeals and the verdict is reversed, a conviction could result in criminal penalties, as well as civil damages claims and other sanctions against Standard & Poor’s Credit Market Services Europe or the Company. Such claims and sanctions cannot be quantified at this stage.

Shareholder Derivative Actions

In August of 2015, two purported shareholders commenced a putative derivative action on behalf of the Company in New York State Supreme Court titled Retirement Plan for General Employees of the City of North Miami Beach and Robin Stein v. Harold McGraw III, et al. The complaint asserts claims for, among other things, breach of fiduciary duty, waste of corporate assets, and mismanagement against the board of directors and certain former directors and employees of the Company. Plaintiffs seek recovery from the defendants based primarily on allegations that S&P Global Ratings’ credit ratings practices for certain residential mortgage-backed securities and collateralized debt obligations misrepresented the credit risks of those securities, allegedly resulting in losses to the Company. In January of 2016, a different purported shareholder commenced a separate putative derivative action on behalf of the Company in New York State Supreme Court titled L.A. Grika v. Harold McGraw III, et al. The allegations in the complaint are substantially similar to those in the North Miami Beach matter. The complaint asserts claims for, among other things, breach of fiduciary duty, aiding and abetting breaches of fiduciary duty, unjust enrichment, contribution and indemnification against Harold McGraw III, Douglas L. Peterson, and nine former employees of the Company. The Grika matter was transferred to the judge presiding over the North Miami Beach matter. In December of 2016, the court issued orders granting the Company's motions to dismiss both the North Miami Beach and Grika matters. In January of 2017, the plaintiffs in both matters filed notices of appeal. On September 5, 2017, the plaintiffs in the North Miami Beach matter filed a brief in support of their appeal.

13.	Recently Issued or Adopted Accounting Standards

In August of 2017, FASB issued guidance to enhance the hedge accounting model for both nonfinancial and financial risk components, which includes amendments to address certain aspects of recognition and presentation disclosure. The guidance is effective for reporting periods beginning after December 15, 2018. We do not expect this guidance to have a significant impact on our consolidated financial instruments.

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

In March of 2016, the FASB issued guidance to modify several aspects of accounting for share-based payment transactions, including the accounting for income taxes, forfeitures, statutory tax withholding requirements, as well as classification in the statement of cash flows. This guidance requires recognizing excess tax benefits and deficiencies as income tax expense or benefit in the statement of income, instead of in equity. The guidance was effective on January 1, 2017 and was adopted as follows: 1) prospectively for the recognition of excess tax benefits and deficiencies in the tax provision, 2) retrospectively for the classification of excess tax benefits and deficiencies in the statement of cash flows, and 3) retrospectively for the classification of cash paid for shares withheld to satisfy employee taxes in the statement of cash flows. For the nine months ended September 30, 2017, excess tax benefits from share-based payments of $51 million were recognized as an income tax benefit in our consolidated statements of income and classified as an operating activity in our consolidated statements of cash flows. For the nine months ended September 30, 2016, we reclassified $31 million of excess tax benefits from share-based payments from a financing activity to an operating activity in our consolidated statements of cash flows. In addition, cash paid for shares withheld on the employees' behalf of $49 million was classified as a financing activity in our consolidated statements of cash flows for the nine months ended September 30, 2017. Cash paid for employee taxes of $55 million was reclassified from an operating activity to a financing activity in our consolidated statements of cash flows for the nine months ended September 30, 2016.

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

In May of 2014, the FASB and the International Accounting Standards Board (“IASB”) issued jointly a converged standard on the recognition of revenue from contracts with customers, which is intended to improve the financial reporting of revenue and comparability of the top line in financial statements globally. The core principle of the new standard is for the recognition of revenue to depict the transfer of goods or services to customers in amounts that reflect the payment to which the company expects to be entitled in exchange for those goods or services. The new standard will also result in enhanced revenue disclosures, provide guidance for transactions that were not previously addressed comprehensively and improve guidance for multiple-element arrangements. In August of 2015, the FASB issued guidance deferring the effective date of the new revenue standard by one year. Subsequently, the FASB issued implementation guidance related to the new revenue standard, including the following: In March of 2016, the FASB issued guidance to clarify the implementation guidance on principal versus agent considerations; in April of 2016, the FASB clarified guidance on performance obligations and the licensing implementation guidance; in May of 2016, the FASB issued a practical expedient in response to identified implementation issues. The new guidance will be effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. We will use the modified retrospective transition method and are evaluating the impact that the adoption of this standard will have on our consolidated financial statements. We are continuing our evaluation of potential changes to our accounting policies, business processes, systems and internal controls to support the recognition and disclosure requirements under the new standard. At this point, we believe the new standard will have an impact on: 1) the accounting for certain long-term deferred revenue in our Ratings segment which may contain a financing component, 2) the accounting for fees for certain Ratings products that are currently recognized over time or at a point in time to match when the customer obtains control of the product, 3) the presentation of sales of certain of our jointly-owned products in or Market and Commodities Intelligence segment, revenue will be recognized on a gross rather than net basis, and 4) the capitalization of costs to obtain a contract and the related amortization period of those costs. We do not expect that these changes from the adoption of this standard will have a significant impact on our consolidated financial statements.

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

	Statement of Income
	Three Months Ended September 30, 2017
	(Unaudited)
(in millions)	S&P Global Inc.	Standard & Poor's Financial Services LLC	Non-Guarantor Subsidiaries	Eliminations	S&P Global Inc. Consolidated
Revenue	$184	$435	$929	$(35)	$1,513
Expenses:
Operating-related expenses	8	124	324	(35)	421
Selling and general expenses	62	101	225	—	388
Depreciation	9	3	10	—	22
Amortization of intangibles	—	—	24	—	24
Total expenses	79	228	583	(35)	855
Operating profit	105	207	346	—	658
Interest expense (income), net	41	—	(4)	—	37
Non-operating intercompany transactions	91	(13)	(91)	13	—
(Loss) income before taxes on income	(27)	220	441	(13)	621
(Benefit) provision for taxes on income	(45)	107	107	—	169
Equity in net income of subsidiaries	409	—	—	(409)	—
Net income	$427	$113	$334	$(422)	$452
Less: net income attributable to noncontrolling interests	—	—	—	(38)	(38)
Net income attributable to S&P Global Inc.	$427	$113	$334	$(460)	$414
Comprehensive income	$405	$113	$382	$(427)	$473

	Statement of Income
	Nine Months Ended September 30, 2017
	(Unaudited)
(in millions)	S&P Global Inc.	Standard & Poor's Financial Services LLC	Non-Guarantor Subsidiaries	Eliminations	S&P Global Inc. Consolidated
Revenue	$545	$1,320	$2,712	$(102)	$4,475
Expenses:
Operating-related expenses	78	359	947	(102)	1,282
Selling and general expenses	108	273	696	—	1,077
Depreciation	23	9	29	—	61
Amortization of intangibles	—	—	73	—	73
Total expenses	209	641	1,745	(102)	2,493
Operating profit	336	679	967	—	1,982
Interest expense (income), net	119	—	(9)	—	110
Non-operating intercompany transactions	270	(55)	(1,717)	1,502	—
(Loss) income before taxes on income	(53)	734	2,693	(1,502)	1,872
(Benefit) provision for taxes on income	(91)	325	299	—	533
Equity in net income of subsidiaries	2,697	—	—	(2,697)	—
Net income	$2,735	$409	$2,394	$(4,199)	$1,339
Less: net income attributable to noncontrolling interests	—	—	—	(105)	(105)
Net income attributable to S&P Global Inc.	$2,735	$409	$2,394	$(4,304)	$1,234
Comprehensive income	$2,724	$409	$2,500	$(4,199)	$1,434

	Statement of Income
	Three Months Ended September 30, 2016
	(Unaudited)
(in millions)	S&P Global Inc.	Standard & Poor's Financial Services LLC	Non-Guarantor Subsidiaries	Eliminations	S&P Global Inc. Consolidated
Revenue	$175	$383	$914	$(33)	$1,439
Expenses:
Operating-related expenses	20	111	333	(33)	431
Selling and general expenses	52	49	236	—	337
Depreciation	8	2	12	—	22
Amortization of intangibles	—	—	23	—	23
Total expenses	80	162	604	(33)	813
Gain on disposition	(705)	—	(17)	—	(722)
Operating profit	800	221	327	—	1,348
Interest expense (income), net	43	—	(4)	—	39
Non-operating intercompany transactions	14	(21)	(41)	48	—
Income before taxes on income	743	242	372	(48)	1,309
Provision for taxes on income	184	95	107	—	386
Equity in net income of subsidiaries	457	76	—	(533)	—
Net income	$1,016	$223	$265	$(581)	$923
Less: net income attributable to noncontrolling interests	—	—	—	(31)	(31)
Net income attributable to S&P Global Inc.	$1,016	$223	$265	$(612)	$892
Comprehensive income	$1,069	$216	$191	$(561)	$915

	Statement of Income
	Nine Months Ended September 30, 2016
	(Unaudited)
(in millions)	S&P Global Inc.	Standard & Poor's Financial Services LLC	Non-Guarantor Subsidiaries	Eliminations	S&P Global Inc. Consolidated
Revenue	$516	$1,138	$2,703	$(95)	$4,262
Expenses:
Operating-related expenses	67	342	1,038	(95)	1,352
Selling and general expenses	106	145	735	—	986
Depreciation	28	7	28	—	63
Amortization of intangibles	—	—	71	—	71
Total expenses	201	494	1,872	(95)	2,472
Gain on disposition	(705)	—	(17)	—	(722)
Operating profit	1,020	644	848	—	2,512
Interest expense (income), net	129	—	(7)	—	122
Non-operating intercompany transactions	249	(62)	(739)	552	—
Income before taxes on income	642	706	1,594	(552)	2,390
Provision for taxes on income	166	263	302	—	731
Equity in net income of subsidiaries	1,865	220	—	(2,085)	—
Net income	$2,341	$663	$1,292	$(2,637)	$1,659
Less: net income attributable to noncontrolling interests	—	—	—	(90)	(90)
Net income attributable to S&P Global Inc.	$2,341	$663	$1,292	$(2,727)	$1,569
Comprehensive income	$2,351	$662	$1,247	$(2,636)	$1,624

	Balance Sheet
	September 30, 2017
	(Unaudited)
(in millions)	S&P Global Inc.	Standard & Poor's Financial Services LLC	Non-Guarantor Subsidiaries	Eliminations	S&P Global Inc. Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$243	$—	$2,069	$—	$2,312
Accounts receivable, net of allowance for doubtful accounts	138	204	846	—	1,188
Intercompany receivable	912	1,775	1,961	(4,648)	—
Prepaid and other current assets	74	(3)	82	—	153
Total current assets	1,367	1,976	4,958	(4,648)	3,653
Property and equipment, net of accumulated depreciation	149	1	109	—	259
Goodwill	261	—	2,724	7	2,992
Other intangible assets, net	—	—	1,421	—	1,421
Investments in subsidiaries	6,800	5	8,900	(15,705)	—
Intercompany loans receivable	114	—	1,629	(1,743)	—
Other non-current assets	166	57	166	—	389
Total assets	$8,857	$2,039	$19,907	$(22,089)	$8,714
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$61	$13	$96	$—	$170
Intercompany payable	3,044	699	905	(4,648)	—
Accrued compensation and contributions to retirement plans	120	66	187	—	373
Income taxes currently payable	4	—	73	—	77
Unearned revenue	287	210	927	—	1,424
Other current liabilities	133	21	210	—	364
Total current liabilities	3,649	1,009	2,398	(4,648)	2,408
Long-term debt	3,568	—	—	—	3,568
Intercompany loans payable	108	—	1,635	(1,743)	—
Pension and other postretirement benefits	185	—	73	—	258
Other non-current liabilities	49	72	305	—	426
Total liabilities	7,559	1,081	4,411	(6,391)	6,660
Redeemable noncontrolling interest	—	—	—	1,161	1,161
Equity:
Common stock	412	—	2,292	(2,292)	412
Additional paid-in capital	(301)	593	11,380	(11,254)	418
Retained income	10,869	365	2,266	(3,434)	10,066
Accumulated other comprehensive loss	(303)	—	(419)	44	(678)
Less: common stock in treasury	(9,379)	—	(24)	24	(9,379)
Total equity - controlling interests	1,298	958	15,495	(16,912)	839
Total equity - noncontrolling interests	—	—	1	53	54
Total equity	1,298	958	15,496	(16,859)	893
Total liabilities and equity	$8,857	$2,039	$19,907	$(22,089)	$8,714

	Balance Sheet
	December 31, 2016
(in millions)	S&P Global Inc.	Standard & Poor's Financial Services LLC	Non-Guarantor Subsidiaries	Eliminations	S&P Global Inc. Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$711	$—	$1,681	$—	$2,392
Accounts receivable, net of allowance for doubtful accounts	138	131	853	—	1,122
Intercompany receivable	(165)	837	870	(1,542)	—
Prepaid and other current assets	77	2	79	(1)	157
Total current assets	761	970	3,483	(1,543)	3,671
Property and equipment, net of accumulated depreciation	159	1	111	—	271
Goodwill	261	—	2,679	9	2,949
Other intangible assets, net	—	—	1,506	—	1,506
Investments in subsidiaries	5,464	680	7,826	(13,970)	—
Intercompany loans receivable	17	—	1,354	(1,371)	—
Other non-current assets	134	24	114	—	272
Total assets	$6,796	$1,675	$17,073	$(16,875)	$8,669
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$73	$22	$88	$—	$183
Intercompany payable	1,324	40	177	(1,541)	—
Accrued compensation and contributions to retirement plans	129	69	211	—	409
Income taxes currently payable	43	—	52	—	95
Unearned revenue	273	191	1,045	—	1,509
Other current liabilities	165	(51)	301	—	415
Total current liabilities	2,007	271	1,874	(1,541)	2,611
Long-term debt	3,564	—	—	—	3,564
Intercompany loans payable	11	—	1,360	(1,371)	—
Pension and other postretirement benefits	196	—	78	—	274
Other non-current liabilities	52	74	314	(1)	439
Total liabilities	5,830	345	3,626	(2,913)	6,888
Redeemable noncontrolling interest	—	—	—	1,080	1,080
Equity:
Common stock	412	—	2,460	(2,460)	412
Additional paid-in capital	(174)	1,154	10,485	(10,963)	502
Retained income	9,721	176	1,034	(1,721)	9,210
Accumulated other comprehensive loss	(292)	—	(525)	44	(773)
Less: common stock in treasury	(8,701)	—	(7)	7	(8,701)
Total equity - controlling interests	966	1,330	13,447	(15,093)	650
Total equity - noncontrolling interests	—	—	—	51	51
Total equity	966	1,330	13,447	(15,042)	701
Total liabilities and equity	$6,796	$1,675	$17,073	$(16,875)	$8,669

	Statement of Cash Flows
	Nine Months Ended September 30, 2017
	(Unaudited)
(in millions)	S&P Global Inc.	Standard & Poor's Financial Services LLC	Non-Guarantor Subsidiaries	Eliminations	S&P Global Inc. Consolidated
Operating Activities:
Net income	$2,735	$409	$2,394	$(4,199)	$1,339
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	24	9	28	—	61
Amortization of intangibles	—	—	73	—	73
Provision for losses on accounts receivable	1	2	14	—	17
Stock-based compensation	23	15	27	—	65
Other	27	15	—	—	42
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	(2)	(73)	11	—	(64)
Prepaid and other current assets	(8)	2	9	—	3
Accounts payable and accrued expenses	(19)	56	(87)	—	(50)
Unearned revenue	14	17	(138)	—	(107)
Accrued legal settlements	—	(1)	(3)	—	(4)
Other current liabilities	(42)	(11)	(41)	—	(94)
Net change in prepaid/accrued income taxes	(27)	(18)	3	—	(42)
Net change in other assets and liabilities	(42)	(5)	11	—	(36)
Cash provided by operating activities	2,684	417	2,301	(4,199)	1,203
Investing Activities:
Capital expenditures	(34)	(17)	(26)	—	(77)
Acquisitions, net of cash acquired	—	—	(80)	—	(80)
Proceeds from dispositions	—	—	2	—	2
Cash used for investing activities	(34)	(17)	(104)	—	(155)
Financing Activities:
Dividends paid to shareholders	(316)	—	—	—	(316)
Distributions to noncontrolling interest holders	—	—	(69)	—	(69)
Repurchase of treasury shares	(846)	—	—	—	(846)
Exercise of stock options	63	—	6	—	69
Employee withholding tax on share-based payments	(49)	—	—	—	(49)
Intercompany financing activities	(1,960)	(400)	(1,839)	4,199	—
Cash used for financing activities	(3,108)	(400)	(1,902)	4,199	(1,211)
Effect of exchange rate changes on cash from continuing operations	(10)	—	93	—	83
Net change in cash and cash equivalents	(468)	—	388	—	(80)
Cash and cash equivalents at beginning of period	711	—	1,681	—	2,392
Cash and cash equivalents at end of period	$243	$—	$2,069	$—	$2,312

	Statement of Cash Flows
	Nine Months Ended September 30, 2016
	(Unaudited)
(in millions)	S&P Global Inc.	Standard & Poor's Financial Services LLC	Non-Guarantor Subsidiaries	Eliminations	S&P Global Inc. Consolidated
Operating Activities:
Net income	$2,341	$663	$1,292	$(2,637)	$1,659
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	28	7	28	—	63
Amortization of intangibles	—	—	71	—	71
Provision for losses on accounts receivable	2	—	8	—	10
Stock-based compensation	17	12	25	—	54
Gain on disposition	(705)	—	(17)	—	(722)
Other	(66)	3	111	—	48
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	5	159	(190)	—	(26)
Prepaid and other current assets	(7)	13	(1)	—	5
Accounts payable and accrued expenses	(24)	(147)	90	—	(81)
Unearned revenue	20	(385)	359	—	(6)
Accrued legal settlements	—	(108)	(26)	—	(134)
Other current liabilities	(15)	(25)	30	—	(10)
Net change in prepaid/accrued income taxes	328	—	55	—	383
Net change in other assets and liabilities	(35)	29	(51)	—	(57)
Cash provided by operating activities	1,889	221	1,784	(2,637)	1,257
Investing Activities:
Capital expenditures	(34)	(11)	(22)	—	(67)
Acquisitions, net of cash acquired	(140)	—	(5)	—	(145)
Proceeds from dispositions	1,047	—	24	—	1,071
Changes in short-term investments	—	—	(1)	—	(1)
Cash used for investing activities	873	(11)	(4)	—	858
Financing Activities:
Payments on short-term debt, net	(143)	—	—	—	(143)
Proceeds from issuance of senior notes, net	493	—	—	—	493
Dividends paid to shareholders	(286)	—	—	—	(286)
Distributions to noncontrolling interest holders	—	—	(59)	—	(59)
Contingent consideration payments	(5)	—	(10)	—	(15)
Repurchase of treasury shares	(1,123)	—	—	—	(1,123)
Exercise of stock options	83	—	1	—	84
Employee withholding tax on share-based payments	(55)	—	—	—	(55)
Intercompany financing activities	(1,155)	(210)	(1,272)	2,637	—
Cash used for financing activities	(2,191)	(210)	(1,340)	2,637	(1,104)
Effect of exchange rate changes on cash from continuing operations	—	—	(93)	—	(93)
Net change in cash and cash equivalents	571	—	347	—	918
Cash and cash equivalents at beginning of period	167	—	1,314	—	1,481
Cash and cash equivalents at end of period	$738	$—	$1,661	$—	$2,399

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

The following Management's Discussion and Analysis (“MD&A”) provides a narrative of the results of operations and financial condition of S&P Global Inc. (together with its consolidated subsidiaries, "S&P Global," the “Company,” “we,” “us” or “our”) for the three and nine months ended September 30, 2017. The MD&A should be read in conjunction with the consolidated financial statements, accompanying notes and MD&A included in our Form 10-K for the year ended December 31, 2016 (our “Form 10-K”), which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The MD&A includes the following sections:

•	Overview

•	Results of Operations — Comparing the Three and Nine Months Ended September 30, 2017 and 2016

•	Liquidity and Capital Resources

•	Reconciliation of Non-GAAP Financial Information

•	Critical Accounting Estimates

•	Recently Issued or Adopted Accounting Standards

•	Forward-Looking Statements

OVERVIEW

We are a leading provider of transparent and independent ratings, benchmarks, analytics and data to the capital and commodity markets worldwide.

Our operations consist of three reportable segments: Ratings, Market and Commodities Intelligence and S&P Dow Jones Indices ("Indices").

•	Ratings is an independent provider of credit ratings, research, and analytics, offering investors and other market participants information, ratings and benchmarks.

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

•	Indices is a global index provider that maintains a wide variety of valuation and index benchmarks for investment advisors, wealth managers and institutional investors.

Key results for the periods ended September 30 are as follows:

(in millions, except per share amounts)	Three Months			Nine Months
	2017	2016	% Change [1]	2017	2016	% Change [1]
Revenue	$1,513	$1,439	5%	$4,475	$4,262	5%
Operating profit [2]	$658	$1,348	(51)%	$1,982	$2,512	(21)%
Operating margin %	43%	94%		44%	59%
Diluted earnings per share from net income	$1.61	$3.36	(52)%	$4.75	$5.89	(19)%

[1]	% changes in the tables throughout the MD&A are calculated off of the actual number, not the rounded number presented.

[2]
Operating profit for the three and nine months ended September 30, 2017 includes employee severance charges of $19 million and $24 million, respectively. Operating profit for the nine months ended September 30, 2017 includes a charge to exit a leased facility of $6 million, an asset write-off of $2 million, non-cash acquisition and disposition-related adjustments of $15 million, and legal settlement expenses of $2 million. Operating profit for the three and nine months ended September 30, 2016 includes a benefit related to net legal settlement insurance recoveries of $17 million and $63 million, respectively, disposition-related costs of $6 million and $17 million, respectively, an acquisition-related cost of $1 million, and a gain on the sale of J.D. Power of $722 million. Operating profit for the nine months ended September 30, 2016 includes a technology-related impairment charge of $24 million, employee severance charges of $6 million, and a $3 million disposition-related reserve release. Operating profit also includes amortization of intangibles from acquisitions of $24 million and $23 million for the three months ended September 30, 2017 and 2016, respectively, and $73 million and $71 million for the nine months ended September 30, 2017 and 2016, respectively.

Three Months

Revenue increased 5% driven by increases at Ratings and Indices, partially offset by a decrease at Market and Commodities Intelligence. The increase at Ratings was primarily due to growth in corporate bond ratings revenue and bank loan ratings revenue. Revenue growth at Indices was primarily due to higher levels of assets under management for exchange-traded funds ("ETFs"). The decrease at Market and Commodities Intelligence was primarily due to the disposition of non-core businesses in 2016, partially offset by annualized contract value growth in the S&P Global Market Intelligence Desktop and Global Risk Services products and continued demand for Platts’ proprietary content at S&P Global Platts.

Operating profit decreased 51%. Excluding the unfavorable impact of the gain on the sale of J.D. Power in 2016 of 58 percentage points, higher employee severance charges in 2017 of 2 percentage points and higher net legal settlement insurance recoveries in 2016 of 1 percentage point, operating profit increased 10%. This increase was primarily due to revenue growth at Ratings and Indices as discussed above, partially offset by higher compensation costs due to additional increased incentive costs and additional headcount.

Nine Months

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

Operating profit decreased 21%. Excluding the unfavorable impact of the gain on the sale of J.D. Power in 2016 of 32 percentage points, higher net legal settlement insurance recoveries in 2016 of 3 percentage points and higher employee severance charges in 2017 of 1 percentage point, partially offset by the favorable impact of a technology-related impairment charge in 2016 of 1 percentage point, operating profit increased 14%. This increase was primarily due to revenue growth at Ratings and Indices as discussed above, partially offset by higher compensation costs due to increased incentive costs and additional headcount.

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

RESULTS OF OPERATIONS — COMPARING THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

Consolidated Review

(in millions)	Three Months			Nine Months
	2017	2016	% Change	2017	2016	% Change
Revenue	$1,513	$1,439	5%	$4,475	$4,262	5%
Total Expenses:
Operating-related expenses	421	431	(2)%	1,282	1,352	(5)%
Selling and general expenses	388	337	15%	1,077	986	9%
Depreciation and amortization	46	45	1%	134	134	—%
Total expenses	855	813	5%	2,493	2,472	1%
Gain on disposition	—	(722)	N/M	—	(722)	N/M
Operating profit	658	1,348	(51)%	1,982	2,512	(21)%
Interest expense, net	37	39	(6)%	110	122	(9)%
Provision for taxes on income	169	386	(56)%	533	731	(27)%
Net income	452	923	(51)%	1,339	1,659	(19)%
Less: net income attributable to noncontrolling interests	(38)	(31)	19%	(105)	(90)	17%
Net income attributable to S&P Global Inc.	$414	$892	(54)%	$1,234	$1,569	(21)%
N/M - not meaningful
Revenue

The following table provides consolidated revenue information for the periods ended September 30:

(in millions)	Three Months			Nine Months
	2017	2016	% Change	2017	2016	% Change
Revenue	$1,513	$1,439	5%	$4,475	$4,262	5%

Subscription / Non-transaction revenue	$958	$917	5%	$2,798	$2,703	4%
Asset linked fees	$118	$100	17%	$340	$278	22%
Non-subscription / Transaction revenue	$437	$422	4%	$1,337	$1,281	4%
% of total revenue:
Subscription / Non-transaction revenue	63%	64%		62%	63%
Asset linked fees	8%	7%		8%	7%
Non-subscription / Transaction revenue	29%	29%		30%	30%

U.S. revenue	$916	$887	3%	$2,733	$2,641	3%
International revenue:
European region	359	333	8%	1,062	966	10%
Asia	157	145	8%	431	437	(1)%
Rest of the world	81	74	10%	249	218	15%
Total international revenue	$597	$552	8%	$1,742	$1,621	7%
% of total revenue:
U.S. revenue	61%	62%		61%	62%
International revenue	39%	38%		39%	38%

Three Months

Subscription / non-transaction revenue increased 5% primarily from growth in S&P Global Market Intelligence's average contract values, continued demand for Platts’ proprietary content and an increase in surveillance fees at Ratings, largely offset by the unfavorable impact of the disposition of non-core businesses in 2016. Asset linked fees increased 17% due to the impact of higher levels of assets under management for ETFs. Non-subscription / transaction revenue increased 4% due to an increase in corporate bond ratings revenue and bank loan ratings revenue at Ratings, partially offset by the unfavorable impact of the disposition of non-core businesses in 2016. See “Segment Review” below for further information.

The favorable impact of foreign exchange rates increased revenue by less than 1 percentage point. This impact refers to constant currency comparisons estimated by recalculating current year results of foreign operations using the average exchange rate from the prior year.

Nine Months

Subscription / non-transaction revenue increased 4% primarily from growth in S&P Global Market Intelligence's average contract values, continued demand for Platts’ proprietary content and an increase in surveillance fees at Ratings, partially offset by the unfavorable impact of the disposition of non-core businesses in 2016. Asset linked fees increased 22% due to the impact of higher levels of assets under management for ETFs and mutual funds. Non-subscription / transaction revenue increased 4% primarily due to an increase in corporate bond ratings revenue and bank loan ratings revenue at Ratings, partially offset by the unfavorable impact of the disposition of non-core businesses in 2016. See “Segment Review” below for further information.

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

Total Expenses

The following tables provide an analysis by segment of our operating-related expenses and selling and general expenses for the periods ended September 30:

Three Months

(in millions)	2017		2016		% Change
	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses
Ratings [1]	$213	$141	$193	$95	10%	49%
Market and Commodities Intelligence [2]	205	170	238	185	(14)%	(8)%
Indices	31	34	25	30	26%	13%
Intersegment eliminations [3]	(28)	—	(25)	—	(11)%	N/M
Total segments	421	345	431	310	(2)%	11%
Corporate [4]	—	43	—	27	N/M	62%
Total	$421	$388	$431	$337	(2)%	15%
N/M - not meaningful

[1]
In 2017, selling and general expenses include employee severance charges of $15 million. In 2016, selling and general expenses include a benefit related to net legal settlement insurance recoveries of $17 million.

[2]	In 2016, selling and general expenses include disposition-related costs of $6 million, an acquisition-related cost of $1 million, and a gain on the sale of J.D. Power of $722 million.

[3]	Intersegment eliminations relate to a royalty charged to Market and Commodities Intelligence for the rights to use and distribute content and data developed by Ratings.

[4]	In 2017, selling and general expenses include employee severance charges of $4 million.

Operating-Related Expenses

Operating-related expenses decreased 2%. The decrease at Market and Commodities Intelligence was due to the disposition of non-core businesses in 2016. This decrease was partially offset by increases at Ratings and Indices due to higher compensation costs related to increased incentive costs and additional headcount.

Intersegment eliminations primarily relate to a royalty charged to Market and Commodities Intelligence for the rights to use and distribute content and data developed by Ratings.

Selling and General Expenses

Selling and general expenses increased 15%. Excluding the unfavorable impact of higher employee severance charges in 2017 of 6 percentage points and higher net legal settlement insurance recoveries in 2016 of 5 percentage points, partially offset by the favorable impact of higher disposition-related costs in 2016 of 2 percentage points, selling and general expenses increased 6%. The increase is due to higher compensation costs related to incentives and additional headcount at Ratings and Indices, partially offset by the disposition of non-core businesses at Market and Commodities Intelligence in 2016. Additionally, selling and general expenses at Corporate increased primarily due to Company-wide technology projects, professional service fees and performance related incentive compensation.

Depreciation and Amortization

Depreciation and amortization remained relatively unchanged compared to the third quarter of 2016, increasing 1%.

Nine Months

(in millions)	2017		2016		% Change
	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses
Ratings [1]	$627	$397	$583	$264	8%	50%
Market and Commodities Intelligence [2]	621	514	749	574	(17)%	(10)%
Indices	115	68	93	61	22%	11%
Intersegment eliminations [3]	(81)	—	(73)	—	(11)%	N/M
Total segments	1,282	979	1,352	899	(5)%	9%
Corporate [4]	—	98	—	87	N/M	13%
Total	$1,282	$1,077	$1,352	$986	(5)%	9%
N/M - not meaningful

[1]
In 2017, selling and general expenses include employee severance charges of $15 million and legal settlement expenses of $2 million. In 2016, selling and general expenses include a benefit related to net legal settlement insurance recoveries of $63 million and employee severance charges of $6 million.

[2]
In 2017, selling and general expenses include non-cash acquisition and disposition-related adjustments of $15 million, a charge to exit a leased facility of $6 million, employee severance charges of $5 million, and an asset write-off of $2 million. In 2016, selling and general expenses include disposition-related costs of $17 million, an acquisition-related cost of $1 million, a gain on the sale of J.D. Power of $722 million, and a technology-related impairment charge of $24 million.

[3]	Intersegment eliminations relate to a royalty charged to Market and Commodities Intelligence for the rights to use and distribute content and data developed by Ratings.

[4]	In 2017, selling and general expenses include employee severance charges of $4 million. In 2016, selling and general expenses include a $3 million disposition-related reserve release.

Operating-Related Expenses

Operating-related expenses decreased 5%. The decrease at Market and Commodities Intelligence was due to the disposition of non-core businesses in 2016. This decrease was partially offset by increases at Ratings and Indices due to higher compensation costs related to increased incentive costs and additional headcount.

Intersegment eliminations primarily relate to a royalty charged to Market and Commodities Intelligence for the rights to use and distribute content and data developed by Ratings.

Selling and General Expenses

Selling and general expenses increased 9%. Excluding the unfavorable impact of higher net legal settlement insurance recoveries in 2016 of 7 percentage points, non-cash acquisition and disposition-related adjustments in 2016 of 2 percentage points, a charge to exit a leased facility of 1 percentage point and employee severance charges of 1 percentage point, partially offset by the favorable impact of a technology-related impairment charge in 2016 of 2 percentage points and disposition-related costs in 2016 of 2 percentage points, selling and general expenses increased 2%. This is due to higher compensation costs related to incentives and additional headcount at Ratings and Indices, offset by the disposition of non-core businesses at Market and Commodities Intelligence in 2016. Additionally, selling and general expenses at Corporate increased primarily due to Company-wide technology projects, professional service fees and performance related incentive compensation.

Depreciation and Amortization

Depreciation and amortization remained unchanged compared to the first nine months of 2016.

Gain on Disposition
During the three and nine months ended September 30, 2016, we recorded a pre-tax gain of $722 million in gain on disposition in the consolidated statement of income related to the sale of J.D. Power.
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
The tables below reconcile segment operating profit to total operating profit for the periods ended September 30:

Three Months

(in millions)	2017	2016	% Change
Ratings [1]	$376	$346	9%
Market and Commodities Intelligence [2]	208	924	(77)%
Indices [3]	119	107	10%
Total segment operating profit	703	1,377	(49)%
Unallocated expense [4]	(45)	(29)	60%
Total operating profit	$658	$1,348	(51)%

[1]
2017 includes employee severance charges of $15 million. 2016 includes a benefit related to net legal settlement insurance recoveries of $17 million. 2017 and 2016 also includes amortization of intangibles from acquisitions of $1 million.

[2]
2016 includes disposition-related costs of $6 million, an acquisition-related cost of $1 million, and a gain on the sale of J.D. Power of $722 million. 2017 and 2016 also includes amortization of intangibles from acquisitions of $22 million and $21 million, respectively.

[3]	2017 and 2016 includes amortization of intangibles from acquisitions of $1 million.

[4]	2017 includes employee severance charges of $4 million.

Segment Operating Profit — Decreased 49% as compared to the third quarter of 2016. Excluding the unfavorable impact of the gain on the sale of J.D. Power in 2016 of 58 percentage points, higher net legal settlement insurance recoveries in 2016 of 1 percentage point and higher employee severance charges in 2017 of 1 percentage point, operating profit increased 11%. This increase was primarily due to revenue growth at Ratings and Indices as discussed above, partially offset by higher compensation costs due to additional increased incentive costs and additional headcount. See “Segment Review” below for further information.

Unallocated Expense — These expenses, included in selling and general expenses, mainly include costs for corporate center functions, select initiatives and unoccupied office space. Unallocated expense increased 60% as compared to the third quarter of 2016. Excluding the unfavorable impact of employee severance charges in 2017 of 16 percentage points, unallocated expense increased 44%. This increase was primarily due to Company-wide technology projects, professional service fees and performance related incentive compensation.

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

Nine Months

(in millions)	2017	2016	% Change
Ratings [1]	$1,149	$1,004	14%
Market and Commodities Intelligence [2]	586	1,293	(55)%
Indices [3]	352	308	14%
Total segment operating profit	2,087	2,605	(20)%
Unallocated expense [4]	(105)	(93)	13%
Total operating profit	$1,982	$2,512	(21)%

[1]
2017 includes employee severance charges of $15 million and legal settlement expenses of $2 million. 2016 includes a benefit related to net legal settlement insurance recoveries of $63 million and employee severance charges of $6 million. 2017 and 2016 also includes amortization of intangibles from acquisitions of $3 million and $4 million, respectively.

[2]
2017 includes non-cash acquisition and disposition-related adjustments of $15 million, a charge to exit a leased facility of $6 million, employee severance charges of $5 million, and an asset-write off of $2 million. 2016 includes disposition-related costs of $17 million, an acquisition-related cost of $1 million, a gain on the sale of J.D. Power of $722 million, and a technology-related impairment charge of $24 million. 2017 and 2016 also includes amortization of intangibles from acquisitions of $66 million and $63 million, respectively.

[3]	2017 and 2016 includes amortization of intangibles from acquisitions of $4 million.

[4]	2017 includes employee severance charges of $4 million. 2016 includes a $3 million disposition-related reserve release.

Segment Operating Profit — Decreased 20% as compared to the first nine months of 2016. Excluding the unfavorable impact of the gain on the sale of J.D. Power in 2016 of 31 percentage points, higher net legal settlement insurance recoveries in 2016 of 3 percentage points and higher employee severance charges in 2017 of 1 percentage point, partially offset by the favorable impact of a technology-related impairment charge in 2016 of 1 percentage point, operating profit increased 14%. This increase was primarily due to revenue growth at Ratings and Indices as discussed above, partially offset by higher compensation costs due to increased incentive costs and additional headcount. See “Segment Review” below for further information.

Unallocated Expense — These expenses, included in selling and general expenses, mainly include costs for corporate center functions, select initiatives and unoccupied office space. Unallocated expense increased 13% as compared to the first nine months of 2016. Excluding the unfavorable impact of employee severance charges in 2017 of 5 percentage points and a disposition-related reserve release in 2016 of 3 percentage points, unallocated expense increased 5%. This increase was primarily due to Company-wide technology projects, professional service fees and performance related incentive compensation.

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

Interest Expense, net

Net interest expense decreased compared to the third quarter and first nine months of 2016 primarily as a result of the favorable impact of lower interest rates on the $500 million of senior notes issued in 2016 compared to the $400 million senior notes that were repaid in 2016.

Provision for Income Taxes

The effective income tax rate was 27.3% and 28.5% for the three and nine months ended September 30, 2017, respectively, and 29.5% and 30.6% for the three and nine months ended September 30, 2016, respectively. The decrease in 2017 was primarily due to the recognition of excess tax benefits associated with share-based payments in the statement of income, the resolution of tax audits and a benefit from an acquisition-related adjustment.

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

Non-transaction revenue primarily includes fees for surveillance of a credit rating, annual fees for customer relationship-based pricing programs, fees for entity credit ratings and global research and analytics. Non-transaction revenue also includes an intersegment royalty charged to Market and Commodities Intelligence for the rights to use and distribute content and data developed by Ratings. Royalty revenue was $25 million and $73 million for the three and nine months ended September 30, 2017, respectively, and $23 million and $68 million for the three and nine months ended September 30, 2016, respectively.

The following table provides revenue and segment operating profit information for the periods ended September 30:

(in millions)	Three Months			Nine Months
	2017	2016	% Change	2017	2016	% Change
Revenue	$739	$642	15%	$2,199	$1,877	17%

Non-transaction revenue	$367	$343	7%	$1,061	$1,010	5%
Transaction revenue	$372	$299	24%	$1,138	$867	31%
% of total revenue:
Non-transaction revenue	50%	53%		48%	54%
Transaction revenue	50%	47%		52%	46%

U.S. revenue	$425	$370	15%	$1,276	$1,098	16%
International revenue	$314	$272	15%	$923	$779	19%
% of total revenue:
U.S. revenue	58%	58%		58%	58%
International revenue	42%	42%		42%	42%

Operating profit [1]	$376	$346	9%	$1,149	$1,004	14%
Operating margin %	51%	54%		52%	54%

[1]
Operating profit includes employee severance charges of $15 million for the three and nine months ended September 30, 2017 and legal settlement expenses of $2 million for the nine months ended September 30, 2017. Operating profit includes a benefit related to net legal settlement insurance recoveries of $17 million and $63 million for the three and nine months ended September 30, 2016, respectively, and employee severance charges of $6 million for the nine months ended September 30, 2016. Operating profit also includes amortization of intangibles from acquisitions of $1 million for the three months ended September 30, 2017 and 2016 and $3 million and $4 million for the nine months ended September 30, 2017 and 2016, respectively.

Three Months

Revenue increased 15%, which includes the favorable impact of foreign exchange rates that increased revenue by 1 percentage point. Transaction revenue grew primarily due to an increase in corporate bond ratings revenue driven by an increase in corporate bond issuance and growth in bank loan ratings revenue in Europe and the U.S. as refinancing activity continued in the quarter. An increase in structured finance revenue was driven by increased U.S. collateralized loan obligations ("CLO") and U.S. commercial mortgage backed securities ("CMBS") issuance. These increases were partially offset by a decline in public finance revenue driven by lower issuance. Non-transaction revenue grew primarily due to an increase in surveillance fees and higher entity credit ratings revenue.

Operating profit increased 9%. Excluding the unfavorable impact of employee severance charges in 2017 of 5 percentage points higher net insurance recoveries in 2016 of 5 percentage points, operating profit increased 19%. This increase is primarily due to revenue growth, partially offset by higher compensation costs related to merit increases, additional headcount and increased incentive costs. Foreign exchange rates had an unfavorable impact on operating profit of 2 percentage points.

Nine Months

Revenue increased 17%, which includes the unfavorable impact of foreign exchange rates that reduced revenue by 1 percentage point. Transaction revenue grew primarily due to an increase in corporate bond ratings revenue driven by an increase in corporate bond issuance and growth in bank loan ratings revenue in the U.S. and Europe. The increase in bank loan ratings revenue was driven largely by a combination of new issuance and repricing activity in the leveraged loan market. An increase in structured finance revenue was driven by increased U.S. CLO and U.S. CMBS issuance. These increases were partially offset by a decline in public finance revenue driven by lower issuance. Non-transaction revenue grew primarily due to an increase in surveillance fees and higher entity credit ratings revenue, partially offset by a decline in Ratings Evaluation Service activity.

Operating profit increased 14%. Excluding the unfavorable impact of higher net insurance recoveries in 2016 of 8 percentage points and higher employee severance charges of 1 percentage point, operating profit increased 23%. This increase is primarily due to revenue growth, partially offset by higher compensation costs related to increased incentive costs and additional headcount. Foreign exchange rates had an unfavorable impact on operating profit of 2 percentage points.

Market Issuance Volumes

We monitor market issuance volumes regularly within Ratings. Market issuance volumes noted within the discussion that follows are based on the domicile of the issuer. Issuance volumes can be reported in two ways: by “domicile” which is based on where an issuer is located or where the assets associated with an issue are located, or based on “marketplace” which is where the bonds are sold. The following tables depict changes in issuance levels as compared to the prior year, based on a composite of Thomson Financial, Harrison Scott Publications, Dealogic and Ratings' internal estimates.

	Third Quarter Compared to Prior Year			Year-to-Date Compared to Prior Year
Corporate Bond Issuance	U.S.	Europe	Global	U.S.	Europe	Global
High-yield issuance	1%	(29)%	3%	18%	36%	40%
Investment grade	9%	(22)%	(5)%	7%	(7)%	(3)%
Total new issue dollars — Corporate issuance	7%	(22)%	(4)%	9%	(2)%	1%

•
Corporate issuance in the U.S. increased for the quarter as some issuers went to market in advance of expected interest rate increases while issuance in Europe declined largely reflecting restrained acquisition activity, strong liquidity and already completed refinancing transactions.

	Third Quarter Compared to Prior Year			Year-to-Date Compared to Prior Year
Structured Finance	U.S.	Europe	Global	U.S.	Europe	Global
Asset-backed securities (“ABS”)	(16)%	(31)%	(1)%	5%	(25)%	4%
Structured credit	116%	178%	128%	173%	86%	151%
Commercial mortgage-backed securities (“CMBS”)	46%	(40)%	31%	32%	(17)%	27%
Residential mortgage-backed securities (“RMBS”)	6%	24%	35%	46%	—%	24%
Covered bonds	*	1%	(2)%	*	1%	(5)%
Total new issue dollars — Structured finance	26%	13%	28%	46%	4%	24%

*	Represents no activity in 2017 and 2016.

•	ABS issuance was down in the U.S. and Europe in the quarter reflecting lower market volume.

•	Issuance was up in the U.S. and European structured credit markets driven by increased CLO refinancing engagements primarily due to overall market conditions.

•	CMBS issuance was up in the U.S. reflecting increased market volume due to a low interest rate environment. European CMBS issuance was down, although from a low 2016 base.

•	RMBS volume was up driven primarily by a strong Australian housing market.

•
Covered bond (debt securities backed by mortgages or other high-quality assets that remain on the issuer's balance sheet) issuance in Europe was up partially due to the impact from the European Central Bank's covered bond asset purchase program.

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

In January of 2017, we completed the sale of Quant House SAS ("QuantHouse"), included in our Market and Commodities Intelligence segment, to QH Holdco, an independent third party. In November of 2016, we entered into a put option agreement that gave the Company the right, but not the obligation, to put the entire share capital of QuantHouse to QH Holdco. As a result, we classified the assets and liabilities of QuantHouse, net of our costs to sell, as held for sale, which is included in prepaid and other current assets and other current liabilities, respectively, in our consolidated balance sheet as of December 31, 2016. On January 4, 2017, we exercised the put option, thereby entering into a definitive agreement to sell QuantHouse to QH Holdco. On January 9, 2017, we completed the sale of QuantHouse to QH Holdco. Following the sale, the assets and liabilities of QuantHouse are no longer reported in our consolidated balance sheet as of September 30, 2017.

Market and Commodities Intelligence includes the following business lines:

•
Desktop — a product suite that provides data, analytics and third-party research for global finance professionals, which includes the Market Intelligence Desktop and Market Intelligence Add On (which are inclusive of the S&P Capital IQ and SNL Desktop products);

•	Data Management Solutions — integrated bulk data feeds that can be customized, which includes Compustat, GICS, Point In Time Financials and CUSIP;

•	Risk Services — commercial arm that sells Ratings' credit ratings and related data, analytics and research, which includes subscription-based offerings, RatingsDirect® and RatingsXpress®; and

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

The following table provides revenue and segment operating profit information for the periods ended September 30:

(in millions)	Three Months			Nine Months
	2017	2016	% Change	2017	2016	% Change
Revenue	$615	$658	(6)%	$1,815	$1,990	(9)%

Subscription revenue [2]	$583	$566	3%	$1,714	$1,671	3%
Non-subscription revenue [2]	$32	$92	(65)%	$101	$319	(68)%
% of total revenue:
Subscription revenue	95%	86%		94%	84%
Non-subscription revenue	5%	14%		6%	16%

U.S. revenue	$349	$393	(11)%	$1,045	$1,186	(12)%
International revenue	$266	$265	1%	$770	$804	(4)%
% of total revenue:
U.S. revenue	57%	60%		58%	60%
International revenue	43%	40%		42%	40%

Operating profit [1]	$208	$924	(77)%	$586	$1,293	(55)%
Operating margin %	34%	140%		32%	65%

[1]
Operating profit includes a charge to exit a leased facility of $6 million, employee severance charges of $5 million, an asset write-off of $2 million, and non-cash acquisition and disposition-related adjustments of $15 million for the nine months ended September 30, 2017. Operating profit for the three and nine months ended September 30, 2016 includes disposition-related costs of $6 million and $17 million, respectively, an acquisition-related cost of $1 million, and a gain on the sale of J.D. Power of $722 million. Operating profit for the nine months ended September 30, 2016 includes a technology-related impairment charge of $24 million. Operating profit also includes amortization of intangibles from acquisitions of $22 million and $21 million for the three months ended September 30, 2017 and 2016, respectively, and $66 million and $63 million for the nine months ended September 30, 2017 and 2016, respectively.

[2]
In the third quarter of 2017, we reevaluated our subscription and non-subscription revenue presentation which resulted in a reclassification of $18 million and $25 million from non-subscription revenue to subscription revenue for the three months ended March 31, 2017 and June 30, 2017, respectively.

Three Months

Revenue decreased 6% and was unfavorably impacted by 13 percentage points from the net impact of an acquisition and dispositions. Excluding the acquisition and dispositions, revenue increased driven by growth in annualized contract values in the Market Intelligence Desktop products, RatingsXpress® and RatingsDirect®. The number of users and customers continued to grow for each of these products in the quarter. Additionally, strength in S&P Global Platts' proprietary content due to continued demand for market data and price assessment products, led by petroleum, contributed to revenue growth. Both domestic and international revenue were unfavorably impacted by the dispositions discussed below. Revenue was favorably impacted by the acquisition of PIRA Energy Group ("PIRA") in September of 2016 and unfavorably impacted by the dispositions of J.D. Power in September of 2016, Standard & Poor's Securities Evaluations, Inc. ("SPSE") and Credit Market Analysis ("CMA") in October of 2016, Equity and Fund Research in October of 2016 and QuantHouse in January of 2017. The favorable impact of foreign exchange rates increased revenue by 1 percentage point.

Operating profit decreased 77%. Excluding the unfavorable impact of the gain on J.D. Power in 2016 of 79 percentage points, partially offset by the favorable impact of disposition-related costs in 2016 of 1 percentage point, operating profit increased 1 percentage point. The increase is due to margin improvement from existing businesses, partially offset by the unfavorable impact of the dispositions discussed above. Foreign exchange rates had an unfavorable impact on operating profit of less than 1 percentage point.

Nine Months

Revenue decreased 9% and was unfavorably impacted by 16 percentage points from the net impact of acquisitions and dispositions. Excluding these acquisitions and dispositions, revenue increased driven by growth in annualized contract values in the Market Intelligence Desktop products, RatingsXpress® and RatingsDirect®. The number of users and customers continued to grow for each of these products in the first nine months of 2017. Additionally, strength in S&P Global Platts' proprietary content due to continued demand for market data and price assessment products, led by petroleum, contributed to revenue growth. Both domestic and international revenue decreased due to the unfavorable impact of the dispositions discussed below. Revenue was favorably impacted by the acquisitions of RigData and PIRA in June of 2016 and September of 2016, respectively. Revenue was unfavorably impacted by the dispositions of J.D. Power in September of 2016, SPSE and CMA in October of 2016, Equity Fund Research in October of 2016 and QuantHouse in January of 2017. The unfavorable impact of foreign exchange rates reduced revenue by less than 1 percentage point.

Operating profit decreased 55%. Excluding the unfavorable impact of the gain on J.D. Power in 2016 of 56 percentage points, non-cash acquisition and disposition-related adjustments in 2017 of 1 percentage point, employee severance charges in 2017 of 1 percentage point and a charge to exit a leased facility in 2017 of 1 percentage point, partially offset by the favorable impact of a technology-related impairment charge in 2016 of 2 percentage points and disposition-related costs in 2016 of 1 percentage point, operating profit increased 1 percentage point. The increase is due to margin improvement from existing businesses, partially offset by the unfavorable impact of the dispositions discussed above. Foreign exchange rates had an unfavorable impact on operating profit of less than 1 percentage point.

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
Indices primarily derives revenue from asset linked fees based on the S&P and Dow Jones Indices and to a lesser extent generates subscription revenue and transaction revenue. Specifically, Indices generates revenue from the following sources:

•	Investment vehicles — asset linked fees such as ETFs and mutual funds, that are based on the S&P Dow Jones Indices' benchmarks and generate revenue through fees based on assets and underlying funds;

•	Exchange traded derivatives — generate royalties based on trading volumes of derivatives contracts listed on various exchanges;

•	Index-related licensing fees — fixed or variable annual and per-issue fees for over-the-counter derivatives and retail-structured products; and

•	Data and customized index subscription fees — fees from supporting index fund management, portfolio analytics and research.

The following table provides revenue and segment operating profit information for the periods ended September 30:

(in millions)	Three Months			Nine Months
	2017	2016	% Change	2017	2016	% Change
Revenue	$187	$164	14%	$542	$468	16%

Asset linked fees	$118	$100	17%	$340	$278	22%
Subscription revenue	$36	$33	9%	$104	$95	9%
Transaction revenue	$33	$31	6%	$98	$95	3%
% of total revenue:
Asset linked fees	63%	61%		63%	59%
Subscription revenue	19%	20%		19%	20%
Transaction revenue	18%	19%		18%	21%

U.S. revenue	$155	$135	14%	$448	$388	15%
International revenue	$32	$29	10%	$94	$80	18%
% of total revenue:
U.S. revenue	83%	82%		83%	83%
International revenue	17%	18%		17%	17%

Operating profit [1]	$119	$107	10%	$352	$308	14%
Less: net operating profit attributable to noncontrolling interests	33	28		95	82
Net operating profit	$86	$79	8%	$257	$226	13%
Operating margin %	64%	65%		65%	66%
Net operating margin %	46%	48%		47%	48%

[1]
Operating profit includes amortization of intangibles from acquisitions of $1 million for the three months ended September 30, 2017 and 2016 and $4 million for the nine months ended September 30, 2017 and 2016.

Three Months

Revenue at Indices increased 14%, primarily driven by higher levels of assets under management ("AUM") for ETFs. Revenue growth was favorably impacted by 1 percentage point from the acquisition of Trucost plc ("Trucost") in October of 2016. Ending AUM for ETFs in the third quarter of 2017 increased 33% to $1.214 trillion and average AUM for ETFs increased 31% to $1.183 trillion compared to the third quarter of 2016. The favorable impact of foreign exchange rates increased revenue by less than 1 percentage point.

Operating profit grew 10%. The impact of revenue growth was partially offset by higher compensation costs and increased operating costs to support revenue growth and business initiatives at Indices. Higher compensation costs related to increased incentive costs and additional headcount partially related to the acquisition of Trucost. Foreign exchange rates had a favorable impact on operating profit of 1 percentage point.

Nine Months

Revenue at Indices increased 16%, primarily driven by higher levels of AUM for ETFs and mutual funds. Revenue growth was favorably impacted by 1 percentage point from the acquisition of Trucost in October of 2016. Ending AUM for ETFs in the first nine months of 2017 increased 33% to $1.214 trillion and average AUM for ETFs increased 35% to $1.130 trillion compared to the first nine months of 2016. The favorable impact of foreign exchange rates increased revenue by less than 1 percentage point.

Operating profit grew 14%. The impact of revenue growth was partially offset by higher compensation costs and increased operating costs to support revenue growth and business initiatives at Indices. Higher compensation costs related to increased incentive costs and additional headcount partially related to the acquisition of Trucost. Foreign exchange rates had a favorable impact on operating profit of 1 percentage point.

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

Cash Flow Overview

Cash and cash equivalents were $2,312 million as of September 30, 2017, a decrease of $80 million from December 31, 2016, and consisted of approximately 10% of domestic cash and 90% of cash held abroad. Typically, cash held outside the U.S. is anticipated to be utilized to fund international operations or to be reinvested outside of the U.S., as a significant portion of our opportunities for growth in the coming years is expected to be abroad. In the event funds from international operations are needed to fund operations in the U.S., we would be required to accrue for and pay taxes in the U.S. to repatriate these funds.

The following table provides cash flow information for the nine months ended September 30:

(in millions)	2017	2016	% Change
Net cash provided by (used for):
Operating activities	$1,203	$1,257	(4)%
Investing activities	$(155)	$858	N/M
Financing activities	$(1,211)	$(1,104)	10%

In the first nine months of 2017, free cash flow decreased to $1,057 million compared to $1,131 million in the first nine months of 2016. The decrease is primarily due to the decrease in cash provided by operating activities as discussed below. Free cash flow is a non-GAAP financial measure and reflects our cash flow provided by operating activities less capital expenditures and dividends and other payments paid to noncontrolling interests. Capital expenditures include purchases of property and equipment and additions to technology projects. See “Reconciliation of Non-GAAP Financial Information” below for a reconciliation of cash flow provided by operating activities, the most directly comparable U.S. GAAP financial measure, to free cash flow and free cash flow excluding certain items.

Operating activities

Cash provided by operating activities decreased $54 million to $1,203 million for the first nine months of 2017. The decrease is mainly due to the timing of estimated tax payments and other working capital changes.

Investing activities

Our cash outflows from investing activities are primarily for acquisitions and capital expenditures, while cash inflows are primarily proceeds from dispositions.

Cash used for investing activities was $155 million for the first nine months of 2017 compared to cash provided by investing activities of $858 million in the first nine months of 2016, primarily due to proceeds from the sale of J.D. Power of $1.1 billion in 2016. See Note 2 — Acquisitions and Divestitures for further discussion.

Financing activities

Our cash outflows from financing activities consist primarily of share repurchases, dividends to shareholders and repayments of short-term and long-term debt, while cash inflows are primarily attributable to the borrowing of short-term and long-term debt and proceeds from the exercise of stock options.

Cash used for financing activities increased to $1,211 million for the first nine months of 2017 as compared to $1,104 million in the first nine months of 2016. The increase is primarily attributable to proceeds received from the $500 million issuances of senior notes in 2016, partially offset by a decrease in cash used for share repurchases in 2017.

During the first nine months of 2017, we used cash to repurchase 5.4 million shares for $846 million. We entered into an accelerated share repurchase ("ASR") agreement with a financial institution on August 1, 2017 to initiate share repurchases aggregating $500 million. During the first nine months of 2016, we used cash to repurchase 9.1 million shares for $1,123 million, which includes 0.3 million shares for approximately $26 million that settled in January of 2016. Using a portion of the proceeds received from the sale of J.D. Power, we entered into an ASR agreement with a financial institution on September 7, 2016 to initiate share repurchases aggregating $750 million. See Note 8 — Equity for further discussion.

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

We have the ability to borrow a total of $1.2 billion through our commercial paper program, which is supported by our credit facility. As of September 30, 2017 and December 31, 2016, there were no commercial paper borrowings outstanding.

Depending on our corporate credit rating, we pay a commitment fee of 8 to 17.5 basis points for our credit facility, whether or not amounts have been borrowed. We currently pay a commitment fee of 12.5 basis points. The interest rate on borrowings under our credit facility is, at our option, calculated using rates that are primarily based on either the prevailing London Inter-Bank Offer Rate, the prime rate determined by the administrative agent or the Federal Funds Rate. For certain borrowings under this credit facility, there is also a spread based on our corporate credit rating.

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

The presentation of free cash flow and free cash flow excluding certain items are not intended to be considered in isolation or as a substitute for the financial information prepared and presented in accordance with U.S. GAAP. Free cash flow, as we calculate it, may not be comparable to similarly titled measures employed by other companies. The following table presents a reconciliation of our cash flow provided by operating activities to free cash flow excluding the impact of the item below for the nine months ended September 30:

(in millions)	2017	2016	% Change
Cash provided by operating activities	$1,203	$1,257	(4)%
Capital expenditures	(77)	(67)
Distributions to noncontrolling interest holders	(69)	(59)
Free cash flow	1,057	1,131	(7)%
Tax on gain from sale of SPSE and CMA	67	—
Payment of legal settlements	4	134
Legal settlement insurance recoveries	—	(77)
Tax benefit from legal settlements	—	(21)
Free cash flow excluding above items	$1,128	$1,167	(3)%

(in millions)	2017	2016	% Change
Cash (used for) provided by investing activities	(155)	858	N/M
Cash used for financing activities	(1,211)	(1,104)	10%

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
Forward-looking statements are subject to inherent risks and uncertainties. Factors that could cause actual results to differ materially from those expressed or implied in forward-looking statements include, among other things:

•	worldwide economic, financial, political and regulatory conditions, including economic conditions and regulatory changes that may result from the United Kingdom’s planned exit from the European Union;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risk includes changes in foreign exchange rates. We have operations in foreign countries where the functional currency is primarily the local currency. For international operations that are determined to be extensions of the parent company, the U.S. dollar is the functional currency. We typically have naturally hedged positions in most countries from a local currency perspective with offsetting assets and liabilities. As of September 30, 2017 and December 31, 2016, we entered into foreign exchange forward contracts to hedge the effect of adverse fluctuations in foreign currency exchange rates. We have not entered into any derivative financial instruments for speculative purposes. See Note 5 - Derivative Instruments to the consolidated financial statements of this Form 10-Q for further discussion.

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

As of September 30, 2017, an evaluation was performed under the supervision and with the participation of management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2017.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On December 4, 2013, the Board of Directors approved a share repurchase program authorizing the purchase of up to 50 million shares, which was approximately 18% of the Company's outstanding shares at that time. During the third quarter of 2017, we repurchased 2.8 million shares, and as of September 30, 2017, 20.4 million shares remained under our current repurchase program.

We entered into an accelerated share repurchase ("ASR") agreement with a financial institution on August 1, 2017 to initiate share repurchases aggregating $500 million. The ASR agreement was structured as an uncapped ASR agreement in which we paid $500 million and received an initial delivery of approximately 2.8 million shares, representing 85% of the $500 million at a price equal to the then market price of the Company. The total number of shares to be repurchased under the ASR agreement will be equal to $500 million divided by the volume weighted-average share price, less a discount, over the term of the ASR agreement. The final settlement of the transaction under the ASR agreement is expected to be completed no later than October 31, 2017. The repurchased shares are held in Treasury. The ASR agreement was executed under the current share repurchase program, approved on December 4, 2013.

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

The following table provides information on our purchases of our outstanding common stock during the third quarter of 2017 pursuant to our current share repurchase program (column c). In addition to these purchases, the number of shares in column (a) include shares of common stock that are tendered to us to satisfy our employees’ tax withholding obligations in connection with the vesting of awards of restricted shares (we repurchase such shares based on their fair market value on the vesting date). There were no other share repurchases during the quarter outside the repurchases noted below.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs	(d) Maximum Number of Shares that may yet be Purchased Under the Programs
July 1 — July 31, 2017	628	$145.99	—	23.2 million
August 1 — August 31, 2017 [1]	2,768,474	154.11	2,767,107	20.4 million
September 1 — September 30, 2017	2,398	153.63	—	20.4 million
Total — Quarter [1]	2,771,500	$152.69	2,767,107	20.4 million

[1]	Average price paid per share information does not include the accelerated share repurchase transaction as discussed in more detail above.

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

Revenue during the third quarter of 2017 attributable to the transactions or dealings by the Company described below was approximately $136,500 with net profit from such sales being a fraction of the revenues.

During the third quarter of 2017, Platts, a division of the Company that provides energy-related information in over 150 countries, sold information and informational materials, which are generally exempt from U.S. economic sanctions, to fourteen subscribers that are owned or controlled, or appear to be owned or controlled, by the Government of Iran (the “GOI”). The Company, among other things, offers customers that subscribe to its publications access to proprietary data, analytics, and industry information that enable commodities markets to perform with greater transparency and efficiency. This division provided such data related to the energy and petrochemicals markets to the subscribers referenced above, generating revenue that was a de minimis portion of both the division's and the Company’s revenue. Seven of the subscribers are designated by OFAC as GOI entities; and seven appear, based on publicly available information, to be owned or controlled by GOI entities. In addition, during the third quarter of 2017, this division entered into a contract to sell information and informational materials to another subscriber that is owned or controlled by the Government of Iran, but no revenues were received under this contract during the third quarter. We believe that these transactions were permissible under U.S. sanctions pursuant to certain statutory and regulatory exemptions for the exportation of information and informational materials. The Company will continue to monitor its provision of products and services to these Iranian customers so that such activity continues to be permissible under U.S. sanctions.

Item 6. Exhibits

(10.1)	S&P Global Inc. Key Executive Short-Term Incentive Compensation Plan dated January 1, 2017

(12)	Computation of Ratio of Earnings to Fixed Charges

(15)	Letter on Unaudited Interim Financials

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

(32)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(101.INS)	XBRL Instance Document

(101.SCH)	XBRL Taxonomy Extension Schema

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase

(101.LAB)	XBRL Taxonomy Extension Label Linkbase

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

S&P Global Inc.
Registrant

Date:	October 26, 2017	By:	/s/ Ewout L. Steenbergen
Ewout L. Steenbergen
Executive Vice President and Chief Financial Officer

Date:	October 26, 2017	By:	/s/ Robert J. MacKay
Robert J. MacKay
Senior Vice President and Corporate Controller