Form 10-K
period 2017-12-31
S&P Global Inc.
filed 2018-02-09
CIK 64040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017
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
YES ☐    NO ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

The aggregate market value of voting stock held by non-affiliates of the Registrant as of the last business day of the second fiscal quarter ended June 30, 2017, was $37.5 billion, based on the closing price of the common stock as reported on the New York Stock Exchange of $145.99 per common share. For purposes of this calculation, it is assumed that directors, executive officers and beneficial owners of more than 10% of the registrant outstanding stock are affiliates. The number of shares of common stock of the Registrant outstanding as of January 26, 2018 was 253.9 million shares.

Part III incorporates information by reference from the definitive proxy statement for the 2018 annual meeting of shareholders.

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
Forward-looking statements are subject to inherent risks and uncertainties. Factors that could cause actual results to differ materially from those expressed or implied in forward-looking statements include, among other things:

•
worldwide economic, political and regulatory conditions, including conditions that may result from legislative, regulatory and policy changes associated with the current U.S. administration or the United Kingdom’s withdrawal from the European Union;

•
the rapidly evolving regulatory environment, in Europe,the United States and elsewhere, affecting Ratings, Market and Commodities Intelligence and Indices, including new and amended regulations and the Company’s compliance therewith;

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

•
our ability to adjust to changes in European and United Kingdom markets as the United Kingdom leaves the European Union, and the impact of the United Kingdom’s departure on our credit rating activities and other European and United Kingdom offerings;

•
the Company’s ability to successfully recover should it experience a disaster or other business continuity problem from a hurricane, flood, earthquake, terrorist attack, pandemic, security breach, cyber-attack, power loss, telecommunications failure or other natural or man-made event;

•	changes in applicable tax or accounting requirements, including the impact of recent tax reform in the U.S.;

•	the level of the Company’s future cash flows and capital investments;

•	the impact on the Company’s revenue and net income caused by fluctuations in foreign currency exchange rates; and

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

PART I

Item 1. Business

Overview

S&P Global Inc. (together with its consolidated subsidiaries, the “Company,” the “Registrant,” “we,” “us” or “our”) is a leading provider of transparent and independent ratings, benchmarks, analytics and data to the capital and commodity markets worldwide. The capital markets include asset managers, investment banks, commercial banks, insurance companies, exchanges, trading firms and issuers; and the commodity markets include producers, traders and intermediaries within energy, metals, petrochemicals and agriculture. We serve our global customers through a broad range of products and services available through both third-party and proprietary distribution channels. We were incorporated in December of 1925 under the laws of the state of New York.

Our Businesses

Our operations consist of three reportable segments: Ratings, Market and Commodities Intelligence and S&P Dow Jones Indices ("Indices"). For a discussion on the competitive conditions in our businesses, see “MD&A – Segment Review” contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this Annual Report on Form 10-K.

In December of 2017, we announced that S&P Global Platts, a business line within Market and Commodities Intelligence, will be managed as a separate business and comprise a separate reportable segment effective January 1, 2018. We will begin reporting the financial results of S&P Global Market Intelligence and S&P Global Platts as a separate reportable segments beginning with the first quarter of 2018.

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

Market and Commodities Intelligence
Market and Commodities Intelligence's portfolio of capabilities are designed to help the financial community, corporations and professional service firms track performance, generate better investment returns, identify new trading and investment ideas, perform risk analysis, develop mitigation strategies and provide high-value information to the commodity and energy markets that enable its customers to make better informed trading and business decisions. Key customers served by Market and Commodities Intelligence include investment managers, investment banks, private equity firms, insurance companies, commercial banks, corporations, professional services firms, government agencies and regulators; and producers, traders and intermediaries within energy, metals and agriculture markets.

Market and Commodities Intelligence includes the following business lines:

•
Desktop — a product suite that provides data, analytics and third-party research for global finance professionals, which includes the Market Intelligence Desktop (which are inclusive of S&P Capital IQ and SNL Desktop products);

•	Data Management Solutions — integrated data feeds and application programming interfaces that can be customized, which includes Computstat, GICS, Point In Time Financials and CUSIP;

•	Risk Services — commercial arm that sells Ratings' credit ratings and related data, analytics and research, which includes subscription-based offerings, RatingsDirect® and RatingsXpress®; and

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

We completed the sale of J.D. Power on September 7, 2016, with the results included in Market and Commodities Intelligence results through that date.

Indices
Indices is a global index provider maintaining a wide variety of indices to meet an array of investor needs. Indices’ mission is to provide transparent benchmarks to help with decision making, collaborate with the financial community to create innovative products and provide investors with tools to monitor world markets.
Indices primarily derives revenue from asset-linked fees based on the S&P and Dow Jones indices and to a lesser extent generates subscription revenue and transaction revenue. Specifically, Indices generates revenue from the following sources:

•
Investment vehicles — asset-linked fees such as exchange traded funds (“ETFs”) and mutual funds, that are based on S&P Dow Jones Indices' benchmarks and generate revenue through fees based on assets and underlying funds;

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

Segment and Geographic Data

The relative contribution of our operating segments to operating revenue, operating profit, long-lived assets and geographic area for the three years ended December 31, 2017 are included in Note 12 – Segment and Geographic Information to the consolidated financial statements under Item 8, Consolidated Financial Statements and Supplementary Data, in this Annual Report on Form 10-K.

Our Personnel

As of December 31, 2017, we had approximately 20,400 employees located worldwide, of which approximately 5,200 were employed in the U.S.

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

Item 1a. Risk Factors

The following risk factors and other information included in this annual report on Form 10-K should be carefully considered. The risks and uncertainties described below are not the only ones we face. These risks could materially and adversely affect our business, financial condition and results of operations. Additional risks and uncertainties not presently known to us or which we currently believe to be immaterial may also impair our business operations.

We operate in the capital and commodities markets. The capital markets include asset managers, investment banks, commercial banks, insurance companies, exchanges, trading firms, and issuers; the commodities markets include producers, traders and intermediaries within energy, metals, petrochemicals and agriculture. Certain risk factors are applicable to certain of our individual segments while other risk factors are applicable company-wide.

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

•
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

•
In the past several years, the U.S. Congress, the International Organization of Securities Commissions ("IOSCO"), the SEC and the European Commission, including through the European Securities Market Authority ("ESMA"), as well as regulators in other countries in which Ratings operates, have been reviewing the role of rating agencies and their processes and the need for greater oversight or regulations concerning the issuance of credit ratings or the activities of credit rating agencies. Other laws, regulations and rules relating to credit rating agencies are being considered by local, national and multinational bodies and are likely to continue to be considered in the future, including provisions seeking to reduce regulatory and investor reliance on credit ratings, and liability standards applicable to credit rating agencies.

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

•
In July of 2013, IOSCO issued its Principles for Financial Benchmarks ("Financial Benchmark Principles"), which are intended to promote the reliability of benchmark determinations, and address governance, benchmark quality and accountability mechanisms, including with regard to the indices published by Indices. Indices has taken steps to align its governance regime and operations with the Financial Benchmark Principles and engages an independent auditor to perform an annual reasonable assurance review of such alignment.

•
The benchmark industry is subject to the new regulation in the European Union (the “EU Benchmark Regulation”) as well as potential increased regulation of financial benchmarks in other jurisdictions. The EU Benchmark Regulation was published on June 30, 2016, with provisions applicable to Indices and Platts, effective from January 1, 2018. ESMA has published additional guidance clarifying that existing benchmark administrators such as Indices and Platts may utilize the transitional provisions contained in the EU Benchmark Regulation, which provides them two (2) years to implement and seek authorization by an EU National Competent Authority by January 1, 2020, with their respective benchmark activities in Europe. This legislation will likely cause additional operating obligations but they are not expected to be material at this time, although the exact impact remains unclear.

•
The EU has finalized a package of legislative measures called the Markets in Financial Instruments Directive and Regulation (collectively "MiFID II"), which revise and update the existing Markets in Financial Instruments Directive (2004) and its associated secondary legislation. MiFID II entered into force on July 2, 2014, and the substantive provisions apply in all EU Member States as of January 3, 2018. MiFID II includes provisions that, among other things: (i) mandate new conditions and requirements on the licensing of benchmarks for the purposes of clearing related securities and provide for non-discriminatory access to exchanges and clearing houses for this purpose; (ii) modify the categorization and treatment of certain classes of derivatives; (iii) expand the categories of trading venues that are subject to regulation; (iv) require the unbundling of investment research from other services, including execution services, and direct that investment firms must pay for research either out of a dedicated research payment account which is paid for by clients or from the investment firm’s profits; and (v) provide for the mandatory trading of certain derivatives on exchanges (complementing the mandatory derivative clearing requirements in the EU Market Infrastructure Regulation of 2011, or EMIR). The introduction of the MiFID II package may result in changes to the manner in which S&P Dow Jones Indices and Platts license their indices and price assessments, respectively, and could also have an indirect impact on the credit ratings and third-party research products offered by other divisions of the Company for use within the EU. MiFID II and the Market Abuse Regulation (“MAR”) may impose additional regulatory burdens on the activities of S&P Dow Jones Indices and Market and Commodities Intelligence in the EU, although the exact impact and costs are not yet known.

•
Market and Commodities Intelligence operates regulated investment advisory businesses in the United States and the European Union. This business and other Market and Commodities Intelligence businesses may increasingly become subject to new or more stringent regulations that will increase the cost of doing business, which could have a material adverse effect on our business, financial condition or results of operations.

Recent and future legislation, regulatory reform or policy changes under the current U.S. administration could have a material effect on our business and results of operations.

•
The recently enacted tax reform in the United States significantly changes the tax rules applicable to U.S. domiciled corporations. Changes such as lower corporate tax rates, full expensing for qualified property, taxation of offshore earnings, limitations on interest expense deductions, and changes to the municipal bond tax exemption may impact demand for our products and services. At this time, we cannot assess what the overall effect of such legislation could be on our results of operations or cash flows.

•
Other legislation, regulatory reform or policy changes under the current U.S. administration, such as financial services regulatory reform, U.S. oil deregulation, government-sponsored enterprise (GSE) reform and increased infrastructure spending could impact our business. At this time, we cannot predict the scope or nature of these changes or assess what the overall effect of such potential changes could be on our results of operations or cash flows.

Regulatory changes and economic conditions leading up to and following the United Kingdom’s withdrawal from the European Union could have a material adverse effect on our business and results of operations.

•
Voters in the United Kingdom ("UK") approved an exit from the EU via a referendum on June 23, 2016. On March 29, 2017, the UK invoked Article 50 of the Treaty on the European Union, commencing the process to leave the EU (“Brexit”). Negotiations on the terms of the UK’s future relationship with the EU are ongoing, with the UK due to exit the EU on March 29, 2019.

•
Any impact from Brexit on the Company will depend, in part, on the outcome of tariff, trade and other negotiations. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations between the UK and the EU as the UK determines which EU laws to replace or replicate and the EU determines how to treat regulated activities (e.g., the activities of credit rating agencies) originating in the UK. Our businesses are subject to increasing regulation of the financial services and commodities industries in Europe. Potential changes in EU regulation and/or additional regulation in the UK could cause additional operating obligations and increased costs for our businesses.

•	Changes to UK immigration policy as a result of Brexit could adversely affect our ability to retain talent for our European operations.

•	Any of these effects of Brexit, and others we cannot anticipate, could adversely affect our business, business opportunities, results of operations, financial condition and cash flows.

We may become subject to liability based on the use of our products by our clients.

•
Some of our products support the investment processes and other activities of our clients, which, in the aggregate, manage trillions of dollars of assets. Use of our products as part of such activities, including the investment process creates the risk that clients, or the parties whose assets are managed by our clients, may pursue claims against us for very significant dollar amounts, which could have a material adverse effect on our business, financial condition or results of operations.

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

•
The markets for credit ratings, financial research, investment advisory services, market data, index-based products, and commodities price assessments and related news and information about these markets are intensely competitive. Ratings, Market and Commodities Intelligence and Indices compete domestically and internationally on the basis of a number of factors, including the quality of their ratings, data, research and advisory services, client service, reputation, price, geographic scope, range of products and technological innovation.

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

Introduction of new products or services could impact our profitability.

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

Our ability to develop, adapt, or implement new and improved processes and technology may adversely impact our business, financial condition or results of operations.

•
The rapid change of technology is a key feature of all of the markets in which we operate. To succeed in the future, we will need to deploy improved processes and technology to innovate, design, develop, assemble, test, market, and support new products and enhancements to our existing products in a timely and cost-effective manner.

•
Innovation and constant development in support of new products and enhancements to existing products calls for the implementation of new and improved processes and technologies that require related change management efforts.

•
The products we develop or license may contain undetected errors or defects despite testing. Such errors may exist during any part of a product’s life cycle and may persist notwithstanding extensive testing. Deploying products containing such errors may damage our reputation and the costs associated with remediating such errors may have an impact on our profitability.

•
While we employ a certain level of internal and external resources to mitigate the risks associated with implementing process and technology improvements, we may face unexpected challenges in execution that may require more management attention than expected, thus diverting management time and energy from other businesses. The foregoing and other unforeseen factors could also result in business being disrupted for a period of time as well as additional commitments of financial resources.

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

Increased availability of free or relatively inexpensive information sources may reduce demand for our products and could have a material adverse effect on our business, financial condition or results of operations.

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

•
Our ability to produce our products and develop new products is dependent upon the products of other suppliers, including certain data, software and service suppliers. Some of our products and their related value are dependent upon updates from our data suppliers and most of our information and data products are dependent upon continuing access to historical and current data.

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

•
There has been increased public attention regarding the use of personal information and data transfer, accompanied by legislation and regulations intended to strengthen data protection, information security and consumer and personal privacy. The law in these areas continues to develop and the changing nature of privacy laws in the U.S., the European Union and elsewhere could impact our processing of personal and sensitive information of our employees, vendors and customers. The European Union adopted a comprehensive General Data Privacy Regulation (the “GDPR”) in May 2016 that will replace the current EU Data Protection Directive and related country-specific legislation. The GDPR will become fully effective in May 2018. GDPR requires companies to satisfy new requirements regarding the handling of personal and sensitive data, including its use, protection and the ability of persons whose data is stored to correct or delete such data about themselves.

•
Failure to comply with GDPR requirements could result in penalties of up to 4% of worldwide revenue. GDPR and other similar laws and regulations, as well as any associated inquiries or investigations or any other government actions, may be costly to comply with, result in negative publicity, increase our operating costs, require significant management time and attention, and subject us to remedies that may harm our business, including fines or demands or orders that we modify or cease existing business practices.

•
Continued privacy concerns may result in new or amended laws and regulations. Future laws and regulations with respect to the collection, compilation, use, and publication of information and consumer privacy could result in limitations on our operations, increased compliance or litigation expense, adverse publicity, or loss of revenue, which could have a material adverse effect on our business, financial condition, and results of operations. It is also possible that we could be prohibited from collecting or disseminating certain types of data, which could affect our ability to meet our customers’ needs.

Our ability to protect our intellectual property rights could impact our competitive position.

•
We consider many of our products and services to be proprietary. Failure to protect our intellectual property adequately could harm our reputation and affect our ability to compete effectively. Businesses we acquire may also have intellectual property portfolios which increase the complexity of managing our intellectual property portfolio and protecting our competitive position.

•
Our products contain intellectual property delivered through a variety of digital and other media. Our ability to achieve anticipated results depends in part on our ability to defend our intellectual property rights against infringement and misappropriation. Our business, financial condition or results of operations could be materially and adversely affected by inadequate or changing legal and technological protections for intellectual property and proprietary rights in some jurisdictions and markets.

•
Our products also contain intellectual property of third party sources. Any violation by us of the intellectual property rights of such third parties could result in termination of the relevant source agreement, litigation and reputational damage which could materially and adversely affects our business, financial condition or results of operations.

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

•
Additionally, we are subject to complex U.S., European and other local laws and regulations that are applicable to our operations abroad, including trade sanctions laws, anti-corruption and anti-bribery laws such as the U.S. Foreign Corrupt Practices Act and the UK Bribery Act 2010, anti-money laundering laws, and other financial crimes laws. Although we have implemented internal controls, policies and procedures and employee training and compliance programs to deter prohibited practices, such measures may not be effective in preventing employees, contractors or agents from violating or circumventing such internal policies and violating applicable laws and regulations. Any determination that we have violated trade sanctions, anti-bribery or anti-corruption laws could have a material adverse effect on our business, financial condition or results of operations.

•
Compliance with international and U.S. laws and regulations that apply to our international operations increases the cost of doing business in foreign jurisdictions. Violations of such laws and regulations may result in fines and penalties, criminal sanctions, administrative remedies, or restrictions on business conduct and could have a material adverse effect on our reputation, our ability to attract and retain employees, our business, financial condition or results of operations.

Our inability to successfully recover should we experience a disaster or other business continuity problem could cause material financial loss, loss of human capital, regulatory actions, reputational harm or legal liability.

•
Should we experience a local or regional disaster or other business continuity problem, such as an earthquake, hurricane, flood, terrorist attack, pandemic, security breach, cyberattack, power loss, telecommunications failure or other natural or man-made disaster, our ability to continue to operate will depend, in part, on the availability of our personnel, our office facilities and the proper functioning of our computer, telecommunication and other related systems and operations. In such an event, we could experience operational challenges with regard to particular areas of our operations, such as key executive officers or personnel, that could have a material adverse effect on our business.

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

•
We have outsourced certain functions to third-party service providers to leverage leading specialized capabilities and achieve cost efficiencies. Outsourcing these functions involves the risk that the third-party service providers may not perform to our standards or legal requirements, may not produce reliable results, may not perform in a timely manner, may not maintain the confidentiality of our proprietary information, or may fail to perform at all. Failure of these third parties to meet their contractual, regulatory, confidentiality, or other obligations to us could result in material financial loss, higher costs, regulatory actions and reputational harm.

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

•
We also rely on the business infrastructure and systems of third parties with whom we do business and to whom we outsource the maintenance and development of operational and technological functionality, including third-party cloud infrastructure. Our cloud infrastructure providers, or other service providers, could experience system breakdowns or failures, outages, downtime, cyberattacks, adverse changes to financial condition, bankruptcy or other adverse conditions, which could have a material adverse effect on our business and reputation. Thus, our plans to increase the amount of our infrastructure that we outsource to “the cloud” or to other third parties may increase our risk exposure.

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

•
All of our businesses have access to material non-public information concerning the Company’s customers, including sovereigns, corporate issuers and other third parties around the world, the unauthorized disclosure of which could affect the trading markets for such customers’ securities and could damage such customers’ competitive positions. The cyber risks the Company faces range from cyberattacks common to most industries, to more sophisticated and targeted attacks intended to obtain unauthorized access to certain information or systems due in part to our prominence in the global marketplace, such as our ratings on debt issued by sovereigns and corporate issuers, or the composition of our indices. Unauthorized disclosure of this information could cause our customers to lose faith in our ability to protect their confidential information and therefore cause customers to cease doing business with us.

•
Breaches of our or our vendors’ systems and networks, whether from circumvention of security systems, denial-of-service attacks or other cyberattacks, hacking, computer viruses or malware, employee error, malfeasance, physical breaches or other actions, may cause material interruptions or malfunctions in our or such vendors’ websites, applications or data processing, or may compromise the confidentiality and integrity of material information regarding us, our business or our customers.

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

•
Given the extent to which our businesses are privy to material non-public information concerning the Company’s customers, our data could be improperly used, including for insider trading by our employees and third party vendors with access to key systems. It is not always possible to deter misconduct by employees or third party vendors. The precautions we take to detect and prevent such activity, including implementing and training on insider trading policies for our employees and contractual obligations for our third party vendors, may not be effective in all cases. Any breach of our clients’ confidences as a result of employee or third party vendor misconduct could harm our reputation.

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

Item 1b. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters are located in leased premises located at 55 Water Street, New York, NY 10041. We lease office facilities at 97 locations; 31 are in the U.S. In addition, we own real property at 7 locations, of which 2 are in the U.S. Our properties consist primarily of office space used by each of our segments. We believe that all of our facilities are well maintained and are suitable and adequate for our current needs.

Item 3. Legal Proceedings

For information on our legal proceedings, see Note 13 – Commitments and Contingencies under Item 8, Consolidated Financial Statements and Supplementary Data, in this Annual Report on Form 10-K.

Item 4. Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

The following individuals are the executive officers of the Company:

Name	Age	Position
Douglas L. Peterson	59	President and Chief Executive Officer
Ewout L. Steenbergen	48	Executive Vice President, Chief Financial Officer
Ratings
John L. Berisford	54	President, S&P Global Ratings
Market and Commodities Intelligence
Michael A. Chinn	45	President, S&P Global Market Intelligence & Executive Vice President, Data and Technology Innovation, S&P Global
Martin E. Fraenkel	57	President, S&P Global Platts
Martina L. Cheung	42	Head of Global Risk Services
Indices
Alexander J. Matturri, Jr.	59	Chief Executive Officer, S&P Dow Jones Indices
S&P Global Functions
Nicholas D. Cafferillo	46	Chief Technology Officer and Chief Operating Officer, S&P Global Market Intelligence
Courtney C. Geduldig	42	Executive Vice President, Public Affairs
S. Swamy Kocherlakota	51	Chief Information Officer
Steven J. Kemps	53	Executive Vice President, General Counsel
Nancy J. Luquette	52	Senior Vice President, Chief Risk & Audit Executive

Mr. Berisford, prior to becoming President of S&P Global Ratings on November 3, 2015, was Executive Vice President, Human Resources since 2011. Prior to that, he held senior management positions at PepsiCo, including Senior Vice President, Human Resources for Pepsi Beverages Company.
Mr. Cafferillo, prior to becoming Chief Technology Officer on January 1, 2018, was and continues to serve as Chief Operating Officer, S&P Global Market Intelligence. Prior to joining S&P Global, Mr. Cafferillo was Chief Operating Officer of SNL Financial LC.
Ms. Cheung, prior to becoming Head of Global Risk Services on November 3, 2015, held management positions at S&P Global Ratings and was most recently S&P Global’s Chief Strategy Officer. Prior to joining S&P Global, she worked in the consulting industry, first in Accenture’s Financial Services Strategy group and later as a Partner at Mitchell Madison Consulting.
Mr. Chinn, prior to becoming President, S&P Global Market Intelligence and Executive Vice President, Data and Technology Innovation on January 1, 2018, he was President of Market and Commodities Intelligence since September 2016. Mr. Chinn has been and continues to be President of S&P Global Market Intelligence since September 2015. He was previously Chief Executive Officer of SNL since 2010 and President of SNL since 2000.
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

Mr. Kocherlakota, prior to becoming Chief Information Officer on January, 1, 2018, was Global Head of Infrastructure & Cloud and Enterprise Services since July, 2017. Prior to that, he was Senior Vice President, Global Head of Technology Operations & Infrastructure at Visa, Inc.
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

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

On January 26, 2018, the closing price of our common stock was $183.80 per share as reported on the New York Stock Exchange (“NYSE”) under the ticker symbol “SPGI”. S&P Global Inc. began trading under its new ticker symbol "SPGI" on April 28, 2016. Previously, the Company's common stock traded on the NYSE under the ticker symbol "MHFI". The approximate number of record holders of our common stock as of January 26, 2018 was 3,093. The high and low sales prices of S&P Global Inc.'s common stock on the NYSE for the past two fiscal years are as follows:

	2017	2016
First Quarter	$133.08 - $108.49	$99.85 - $78.55
Second Quarter	150.40 - 127.60	112.75 - 95.83
Third Quarter	158.35 - 145.72	128.40 - 104.75
Fourth Quarter	174.07 - 153.25	127.68 - 107.21
Year	174.07 - 108.49	128.40 - 78.55

The performance graph below compares our cumulative total shareholder return during the previous five years with a performance indicator of the overall market (i.e., S&P 500), and our peer group. The peer group consists of the following companies: Thomson Reuters Corporation, Moody’s Corporation, CME Group Inc., MSCI Inc., FactSet Research Systems Inc. and IHS Markit Ltd. Returns assume $100 invested on December 31, 2012 and total return includes reinvestment of dividends through December 31, 2017.

Dividends

We expect to continue our policy of paying regular cash dividends, although there is no assurance as to future dividend payments because they depend on future earnings, capital requirements and our financial condition. Regular quarterly dividends per share of our common stock for 2017 and 2016 were as follows:

	2017	2016
$0.41 per quarter in 2017	$1.64
$0.36 per quarter in 2016		$1.44

On February 2, 2018, the Board of Directors approved an increase in the quarterly common stock dividend from $0.41 per share to $0.50 per share.

Transfer Agent and Registrar for Common Stock

Computershare is the transfer agent for S&P Global. Computershare maintains the records for the Company's registered shareholders and can assist with a variety of shareholder related services.

Shareholder correspondence should be mailed to:
Computershare
P.O. Box 505000
Louisville, KY 40233

Overnight correspondence should be mailed to:
Computershare
462 South 4th Street, Suite 1600
Louisville, KY 40202

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

Repurchase of Equity Securities

On December 4, 2013, the Board of Directors approved a share repurchase program authorizing the purchase of up to 50 million shares, which was approximately 18% of the Company's outstanding shares at that time. During the fourth quarter of 2017, we repurchased 1.4 million shares which included 0.5 million shares received from the conclusion of our accelerated share repurchase ("ASR") agreement that we entered into on August 1, 2017. Further discussion relating to our ASR agreement can be found in Note 9 - Equity. As of December 31, 2017, 19 million shares remained under our current repurchase program.

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

The following table provides information on our purchases of our outstanding common stock during the fourth quarter of 2017 pursuant to our current share repurchase program (column c). In addition to these purchases, the number of shares in column (a) include shares of common stock that are tendered to us to satisfy our employees’ tax withholding obligations in connection with the vesting of awards of restricted shares (we repurchase such shares based on their fair market value on the vesting date).

There were no other share repurchases during the quarter outside the repurchases noted below.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs	(d) Maximum Number of Shares that may yet be Purchased Under the Programs
Oct. 1 - Oct. 31, 2017 [1]	470,341	$154.46	470,064	19.9 million
Nov. 1 - Nov. 30, 2017	457,704	161.26	457,500	19.5 million
Dec. 1 - Dec. 31, 2017	483,119	169.37	479,400	19.0 million
Total — Qtr	1,411,164	$161.77	1,406,964	19.0 million
1 Includes 0.5 million shares received from the conclusion of our ASR agreement that we entered into on August 1, 2017.
Equity Compensation Plan
For information on securities authorized under our equity compensation plans, see Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 6. Selected Financial Data

(in millions, except per share data)	2017		2016		2015		2014		2013
Income statement data:
Revenue	$6,063		$5,661		$5,313		$5,051		$4,702
Operating profit	2,610		3,369		1,917		113		1,358
Income before taxes on income	2,461	[1]	3,188	[2]	1,815	[3]	54	[4]	1,299	[5]
Provision for taxes on income	823	[6]	960		547		245		425
Net income (loss) from continuing operations attributable to S&P Global Inc.	1,496		2,106		1,156		(293)		783
Earnings (loss) per share from continuing operations attributable to the S&P Global Inc. common shareholders:
Basic	5.84		8.02		4.26		(1.08)		2.85
Diluted	5.78		7.94		4.21		(1.08)		2.80
Dividends per share	1.64		1.44		1.32		1.20		1.12
Operating statistics:
Return on average equity [7]	223.0%		472.0%		324.3%		(1.4)%		134.2%
Income from continuing operations before taxes on income as a percent of revenue from continuing operations	40.6%		56.3%		34.2%		1.1%		27.6%
Net income (loss) from continuing operations as a percent of revenue from continuing operations	27.0%		39.4%		23.9%		(3.8)%		18.6%
Balance sheet data: [7]
Working capital	$1,110		$1,060		$388		$42		$612
Total assets	9,425		8,669		8,183		6,773		6,060
Total debt	3,569		3,564		3,611		795		794
Redeemable noncontrolling interest	1,350		1,080		920		810		810
Equity	768		701		243		539		1,344
Number of employees [8]	20,400		20,000		20,400		17,000		16,400

[1]
Includes the impact of the following items: legal settlement expenses of $55 million, employee severance charges of $44 million, a charge to exit leased facilities of $25 million, non-cash acquisition and disposition-related adjustments of $15 million, a pension related charge of $8 million, an asset write-off of $2 million and amortization of intangibles from acquisitions of $98 million.

[2]
Includes the impact of the following items: a $1.1 billion gain from our dispositions, a benefit related to net legal settlement insurance recoveries of $10 million, disposition-related costs of $48 million, a technology-related impairment charge of $24 million, employee severance charges of $6 million, a $3 million disposition-related reserve release, an acquisition-related cost of $1 million and amortization of intangibles from acquisitions of $96 million.

[3]
Includes the impact of the following items: costs related to identified operating efficiencies primarily related to employee severance charges of $56 million, net legal settlement expenses of $54 million, acquisition-related costs of $37 million, an $11 million gain on dispositions and amortization of intangibles from acquisitions of $67 million.

[4]
Includes the impact of the following items: $1.6 billion of legal and regulatory settlements, employee severance charges of $86 million, $4 million of professional fees largely related to corporate development activities and amortization of intangibles from acquisitions of $48 million.

[5]
Includes the impact of the following items: $77 million of legal settlements, $64 million charge for costs necessary to enable the separation of McGraw-Hill Education and reduce our cost structure, a $36 million non-cash impairment charge related to the sale of our data center, employee severance charges of $28 million, a charge to exit leased facilities of $13 million, a $24 million net gain from our dispositions and amortization of intangibles from acquisitions of $51 million.

[6]
Includes $149 million of tax expense due to U.S. tax reform, primarily associated with the deemed repatriation of foreign earnings, which was partially offset by a $21 million tax benefit related to prior year divestitures.

[7]	Includes the impact of the $1.1 billion gain on dispositions in 2016, the gain on sale of McGraw Hill Construction in 2014 and the gain on sale of McGraw-Hill Education in 2013.

[8]	Excludes discontinued operations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis (“MD&A”) provides a narrative of the results of operations and financial condition of S&P Global Inc. (together with its consolidated subsidiaries, the “Company,” “we,” “us” or “our”) for the years ended December 31, 2017 and 2016, respectively. The MD&A should be read in conjunction with the consolidated financial statements and accompanying notes included in this Annual Report on Form 10-K for the year ended December 31, 2017, which have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”).
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

OVERVIEW

We are a leading provider of transparent and independent ratings, benchmarks, analytics and data to the capital and commodity markets worldwide. The capital markets include asset managers, investment banks, commercial banks, insurance companies, exchanges, trading firms and issuers; and the commodity markets include producers, traders and intermediaries within energy, metals, petrochemicals and agriculture.

Our operations consist of three reportable segments: Ratings, Market and Commodities Intelligence and S&P Dow Jones Indices ("Indices").

•	Ratings is an independent provider of credit ratings, research and analytics, offering investors and other market participants information, ratings and benchmarks.

•
Market and Commodities Intelligence is a global provider of multi-asset-class data, research and analytical capabilities, which integrate cross-asset analytics and desktop services and deliver their customers in the commodity and energy markets access to high-value information, data, analytic services and pricing and quality benchmarks. We completed the sale of J.D. Power on September 7, 2016, with the results included in Market and Commodities Intelligence results through that date.

•	Indices is a global index provider maintaining a wide variety of valuation and index benchmarks for investment advisors, wealth managers and institutional investors.
In December of 2017, we announced that S&P Global Platts, a business line within Market and Commodities Intelligence, will be managed as a separate business and comprise a separate reportable segment effective January 1, 2018. We will begin reporting the financial results of S&P Global Market Intelligence and S&P Global Platts as separate reportable segments beginning with the first quarter of 2018.

Major Portfolio Changes

The following significant changes by segment were made to our portfolio during the three years ended December 31, 2017:

2016

Market and Commodities Intelligence

•
In October of 2016, we completed the sale of Standard & Poor's Securities Evaluations, Inc. ("SPSE") and Credit Market Analysis ("CMA") for $425 million in cash to Intercontinental Exchange, an operator of global exchanges, clearing houses and data services. During year ended December 31, 2016, we recorded a pre-tax gain of $364 million ($297 million after-tax) in gain on dispositions in the consolidated statement of income related to the sale of SPSE and CMA.

•
In September of 2016, we completed the sale of J.D. Power for $1.1 billion to XIO Group, a global alternative investments firm headquartered in London. During the year ended December 31, 2016, we recorded a pre-tax gain of $728 million ($516 million after-tax) in gain on dispositions in the consolidated statement of income related to the sale of J.D. Power.

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

Increased Shareholder Return

During the three years ended December 31, 2017, we have returned approximately $4.3 billion to our shareholders through a combination of share repurchases and our quarterly dividends: we completed share repurchases of approximately $3.1 billion and distributed regular quarterly dividends totaling approximately $1.2 billion. Also, on February 2, 2018, the Board of Directors approved an increase in the quarterly common stock dividend from $0.41 per share to $0.50 per share.

Key Results

(in millions)	Year ended December 31,			% Change [1]
	2017	2016	2015	’17 vs ’16	’16 vs ’15
Revenue	$6,063	$5,661	$5,313	7%	7%
Operating profit [2]	$2,610	$3,369	$1,917	(23)%	76%
% Operating margin	43%	60%	36%
Diluted earnings per share from net income	$5.78	$7.94	$4.21	(27)%	89%

[1]	% changes in the tables throughout the MD&A are calculated off of the actual number, not the rounded number presented.

[2]
2017 includes legal settlement expenses of $55 million, employee severance charges of $44 million, a charge to exit leased facilities of $25 million, non-cash acquisition and disposition-related adjustments of $15 million, a pension related charge of $8 million and an asset write-off of $2 million. 2016 includes a $1.1 billion gain from our dispositions, a benefit related to net legal settlement insurance recoveries of $10 million, disposition-related costs of $48 million, a technology-related impairment charge of $24 million, employee severance charges of $6 million, a $3 million disposition-related reserve release and acquisition-related costs of $1 million. 2015 includes costs related to identified operating efficiencies primarily related to employee severance charges of $56 million, net legal settlement expenses of $54 million, acquisition-related costs of $37 million and a gain of $11 million on the sale of our interest in a legacy McGraw Hill Construction investment. 2017, 2016 and 2015 also includes amortization of intangibles from acquisitions of $98 million, $96 million, and $67 million, respectively.

2017

Revenue increased 7% driven by increases at Ratings and Indices, partially offset by a decrease at Market and Commodities Intelligence. The increase at Ratings was primarily due to growth in bank loan ratings revenue and corporate bond ratings revenue. Revenue growth at Indices was primarily due to higher levels of assets under management for exchange traded funds ("ETFs") and mutual funds. The decrease at Market and Commodities Intelligence was primarily due to the disposition of non-core businesses in 2016, partially offset by annualized contract value growth in the S&P Global Market Intelligence Desktop and Global Risk Services products and continued demand for Platts’ proprietary content at S&P Global Platts.

Operating profit decreased 23%. Excluding the unfavorable impact of the gain on dispositions in 2016 of 37 percentage points, higher net legal settlement expenses in 2017 of 2 percentage points, higher employee severance charges in 2017 of 1 percentage point, a charge to exit leased facilities of 1 percentage point and non-cash acquisition and disposition-related adjustments in 2017 of 1 percentage point, partially offset by the favorable impact of higher disposition-related costs in 2016 of 1 percentage point, operating profit increased 18%. This increase was primarily due to revenue growth at Ratings and Indices as discussed above, partially offset by higher compensation costs due to increased incentive costs and additional headcount.

2016

Revenue increased 7% driven by increases at all of our reportable segments. Revenue growth at Market and Commodities Intelligence was favorably impacted by the acquisition of SNL in September of 2015 and annualized contract value growth primarily driven by the S&P Capital IQ Desktop, Global Risk Services and certain data feed products within Data Management Solutions. Continued demand for S&P Global Platts’ proprietary content also contributed to revenue growth. These increases were partially offset by the unfavorable impact from our dispositions in 2016. Revenue growth at Ratings was driven by an increase in U.S. bank loan ratings revenue, corporate bond ratings revenue and surveillance fees. Revenue growth at Indices was due to higher average levels of assets under management for ETFs and mutual funds, an increase in data revenue and higher volumes for exchange-traded derivatives.

Operating profit increased 76%. Excluding the favorable impact of the gain from our dispositions of 59 percentage points, higher net legal settlement insurance recoveries in 2016 of 3 percentage points, higher employee severance charges in 2015 of 3 percentage points and higher acquisition-related costs in 2015 of 2 percentage points, partially offset by the unfavorable impact of higher disposition-related costs of 3 percentage points, higher amortization of intangibles from acquisitions of 2 percentage points and a technology-related impairment charge of 1 percentage point, operating profit increased 15%. This increase was primarily driven by revenue growth as discussed above. Decreased costs at Ratings and our legacy Capital IQ business due to reduced headcount following our 2015 restructuring actions also contributed to operating profit growth.

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

We seek to deliver an exceptional, differentiated customer experience across the globe. We strive for operational excellence, continuous innovation, and a high performance culture driven by our best-in-class talent. In 2018, we will strive to deliver on our strategic priorities in the following four categories by:

Finance

•
Achieving financial targets and creating shareholder value by focusing on organic revenue growth and continuing to deliver margin expansion with a focus on operating leverage and efficiency opportunities; and

•	Outperforming traditional and nontraditional competitors.

Customer

•	Delivering greater customer value through deeper client and market insights, innovative solutions, stronger internal teamwork and reliable, nimble Go-to-Market processes;

•	Enriching and modernizing the user experience to improve customer loyalty;

•	Identifying and executing transformative growth opportunities; and

•	Accelerating investments and coordination in building new products and in developing new markets.

Operations

•	Enhancing planning and software engineering processes to speed up the delivery of content and products;

•	Applying lean management, robotics, automation and machine learning to streamline internal workflow and deliver productivity;

•	Strengthening our Digital Infrastructure capabilities, with emphasis on workplace services and cybersecurity; and

•	Upholding our commitment to a disciplined and practical risk, control and compliance environment.

People

•	Creating a performance culture to drive innovation, flexibility and agility to address customer needs;

•	Committing to leadership development programs and skills training;

•	Embracing and expanding diversity and inclusion in our workforce; and

•	Enhancing and augmenting technology talent and skills across the company.

There can be no assurance that we will achieve success in implementing any one or more of these strategies as a variety of factors could unfavorably impact operating results, including prolonged difficulties in the global credit markets and a change in the regulatory environment affecting our businesses. See Item 1a, Risk Factors, in this Annual Report on Form 10-K.

Further projections and discussion on our 2018 outlook for our segments can be found within “ – Results of Operations”.

RESULTS OF OPERATIONS

Consolidated Review

(in millions)	Year ended December 31,			% Change
	2017	2016	2015	’17 vs ’16	’16 vs ’15
Revenue	$6,063	$5,661	$5,313	7%	7%
Expenses:
Operating-related expenses	1,713	1,773	1,718	(3)%	3%
Selling and general expenses	1,560	1,439	1,532	8%	(6)%
Depreciation and amortization	180	181	157	(1)%	15%
Total expenses	3,453	3,393	3,407	2%	—%
Gain on dispositions	—	(1,101)	(11)	N/M	N/M
Operating profit	2,610	3,369	1,917	(23)%	76%
Interest expense, net	149	181	102	(18)%	77%
Provision for taxes on income	823	960	547	(14)%	76%
Net income	1,638	2,228	1,268	(27)%	76%
Less: net income attributable to noncontrolling interests	(142)	(122)	(112)	16%	9%
Net income attributable to S&P Global Inc.	$1,496	$2,106	$1,156	(29)%	82%
N/M - not meaningful

Revenue

(in millions)	Year ended December 31,			% Change
	2017	2016	2015	’17 vs ’16	’16 vs ’15
Subscription / Non-transaction revenue	$3,796	$3,623	$3,260	5%	11%
Asset-linked fees	$461	$381	$369	21%	3%
Non-subscription / Transaction revenue	$1,806	$1,657	$1,684	9%	(2)%
% of total revenue:
Subscription / Non-transaction revenue	63%	64%	61%
Asset-linked fees	7%	7%	7%
Non-subscription / Transaction revenue	30%	29%	32%

U.S. revenue	$3,658	$3,461	$3,202	6%	8%
International revenue:
European region	1,473	1,330	1,265	11%	5%
Asia	594	575	566	3%	2%
Rest of the world	338	295	280	14%	6%
Total international revenue	$2,405	$2,200	$2,111	9%	4%
% of total revenue:
U.S. revenue	60%	61%	60%
International revenue	40%	39%	40%

2017
Revenue increased 7% as compared to 2016. Subscription / non-transaction revenue increased primarily from growth in S&P Global Market Intelligence's average contract values, continued demand for Platts’ proprietary content and an increase in surveillance fees at Ratings, partially offset by the unfavorable impact of the disposition of non-core businesses in 2016. Asset-linked fees increased due to the impact of higher levels of assets under management for ETFs and mutual funds. Non-subscription / transaction revenue increased primarily due to bank loan ratings revenue and corporate bond ratings revenue at Ratings, partially offset by the unfavorable impact of the disposition of non-core businesses in 2016. See “Segment Review” below for further information.

Foreign exchange rates had a negligible impact on revenue. This impact refers to constant currency comparisons estimated by recalculating current year results of foreign operations using the average exchange rate from the prior year.

2016
Revenue increased 7% as compared to 2015. Subscription / non-transaction revenue increased primarily from the favorable impact of the acquisition of SNL in September 2015, growth in average contract values for our legacy Capital IQ products driven by an expansion in new and existing accounts, continued demand for S&P Global Platts' proprietary content and an increase in surveillance fees at Ratings. Asset-linked fees increased due to higher levels of assets under management for ETFs and mutual funds. Non-subscription / transaction revenue decreased primarily due to the unfavorable impact of the sale of J.D. Power on September 7, 2016, partially offset by an increase in U.S. bank loan ratings revenue and corporate bond ratings revenue at Ratings and higher volumes for exchange traded derivatives at Indices. See " – Segment Review" below for further information.

Foreign exchange rates had a negligible impact on revenue. This impact refers to constant currency comparisons estimated by recalculating current year results of foreign operations using the average exchange rate from the prior year.

Total Expenses

The following tables provide an analysis by segment of our operating-related expenses and selling and general expenses for the years ended December 31, 2017 and 2016:

(in millions)	2017		2016		% Change
	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses
Ratings [1]	$850	$581	$797	$442	7%	32%
Market and Commodities Intelligence [2]	833	699	958	774	(13)%	(10)%
Indices	139	111	116	104	21%	7%
Intersegment eliminations [3]	(109)	—	(98)	—	(12)%	N/M
Total segments	1,713	1,391	1,773	1,320	(3)%	5%
Corporate [4]	—	169	—	119	N/M	42%
	$1,713	$1,560	$1,773	$1,439	(3)%	8%
N/M - not meaningful

[1]
In 2017, selling and general expenses include legal settlement expenses of $55 million and employee severance charges of $25 million. In 2016, selling and general expenses include a benefit related to net legal settlement insurance recoveries of $10 million and employee severance charges of $6 million.

[2]
In 2017, selling and general expenses include non-cash acquisition and disposition-related adjustments of $15 million, employee severance charges of $9 million, a charge to exit a leased facility of $6 million, and an asset write-off of $2 million. In 2016, selling and general expenses include disposition-related costs of $48 million, a technology-related impairment charge of $24 million and acquisition-related costs of $1 million.

[3]	Intersegment eliminations relate to a royalty charged to Market and Commodities Intelligence for the rights to use and distribute content and data developed by Ratings.

[4]
In 2017, selling and general expenses include a charge to exit leased facilities of $19 million, employee severance charges of $10 million and a pension related charge of $8 million. In 2016, selling and general expenses include $3 million from a disposition-related reserve release.

Operating-Related Expenses
Operating-related expenses decreased $60 million or 3% as compared to 2016. The decrease at Market and Commodities Intelligence was due to the disposition of non-core businesses in 2016. This decrease was partially offset by increases at Ratings and Indices due to higher compensation costs related to increased incentive costs and additional headcount.

Selling and General Expenses
Selling and general expenses increased 8%. Excluding the unfavorable impact of higher net legal settlement expenses in 2017 of 4 percentage points, higher employee severance charges in 2017 of 3 percentage points, a charge to exit leased facilities in 2017 of 2 percentage points and non-cash acquisition and disposition related costs in 2017 of 1 percentage point, partially offset by the favorable impact of higher disposition-related costs in 2016 of 3 percentage points and a technology-related impairment charge in 2016 of 2 percentage points, selling and general expenses increased 3 percentage points. The increase is due to higher compensation costs related to incentives and additional headcount at Ratings and Indices and an increase at Corporate primarily due to performance related incentive compensation and Company-wide technology projects. This increase was partially offset by a decrease at Market and Commodities Intelligence as a result of business divestitures in 2016.

Depreciation and Amortization
Depreciation and amortization remained relatively unchanged as compared to 2016, decreasing $1 million or 1%.

The following tables provide an analysis by segment of our operating-related expenses and selling and general expenses for the years ended December 31, 2016 and 2015:

(in millions)	2016		2015		% Change
	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses
Ratings [1]	$797	$442	$767	$541	4%	(18)%
Market and Commodities Intelligence [2]	958	774	925	769	4%	1%
Indices	116	104	114	82	1%	26%
Intersegment eliminations [3]	(98)	—	(88)	—	(10)%	N/M
Total segments	1,773	1,320	1,718	1,392	3%	(5)%
Corporate [4]	—	119	—	140	N/M	(15)%
	$1,773	$1,439	$1,718	$1,532	3%	(6)%
N/M - not meaningful

[1]
In 2016, selling and general expenses include a benefit related to net legal settlement insurance recoveries of $10 million and employee severance charges of $6 million. In 2015, selling and general expenses include net legal settlement expenses of $54 million and employee severance charges $13 million.

[2]
In 2016, selling and general expenses include disposition-related costs of $48 million, a technology-related impairment charge of $24 million and acquisition-related costs of $1 million. In 2015, selling and general expenses include acquisition-related costs related to the acquisition of SNL of $37 million and costs related to identified operating efficiencies primarily related to employee severance charges of $33 million.

[3]	Intersegment eliminations relate to a royalty charged to Market and Commodities Intelligence for the rights to use and distribute content and data developed by Ratings.

[4]
In 2016, selling and general expenses include $3 million from a disposition-related reserve release and 2015 includes costs related to identified operating efficiencies primarily related to employee severance charges of $10 million

Operating-Related Expenses
Operating-related expenses increased $55 million or 3% as compared to 2015. The increase at Market and Commodities Intelligence was primarily driven by the acquisition of SNL in September of 2015, partially offset by decreases from our dispositions in 2016. The increase at Ratings and Indices were due to higher compensation costs related to additional headcount and increased incentive costs.

Selling and General Expenses
Selling and general expenses decreased 6%. Excluding the favorable impact of higher net legal settlement insurance recoveries in 2016 of 4 percentage points, higher employee severance charges in 2015 of 3 percentage points, higher acquisition-related costs in 2015 of 2 percentage points, partially offset by the unfavorable impact of disposition-related costs of 3 percentage points and a technology-related impairment charge of 1 percentage point, selling and general expenses decreased 1%. Decreases at Ratings were driven by reduced professional fees following the completion of the Company's program for the 2015 implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act and reduced legal fees following the resolution of a number of significant legal matters. This decrease was partially offset by an increase at Market and Commodities Intelligence driven by the acquisition of SNL in September of 2015, partially offset by decreases from our dispositions in 2016.

Depreciation and Amortization
Depreciation and amortization increased $24 million or 15% as compared to 2015, primarily due to higher intangible asset amortization in 2016 from the acquisition of SNL in September of 2015.

Gain on Dispositions

During 2016, we completed the following transactions that resulted in a pre-tax gain of $1.1 billion in gain on dispositions in the consolidated statement of income:

•
In October of 2016, we completed the sale of SPSE and CMA for $425 million in cash to Intercontinental Exchange, an operator of global exchanges, clearing houses and data services. We recorded a pre-tax gain of $364 million in gain on dispositions in the consolidated statement of income related to the sale of SPSE and CMA. Additionally, in October of 2016, we completed the sale of Equity and Fund Research ("Equity Research") to CFRA, a leading independent provider of forensic accounting research, analytics and advisory services. During the year ended December 31, 2016, we recorded a pre-tax gain of $9 million in gain on dispositions in the consolidated statement of income related to the sale of Equity Research.

•
In September of 2016, we completed the sale of J.D. Power for $1.1 billion to XIO Group, a global alternative investments firm headquartered in London. We recorded a pre-tax gain of $728 million in gain on dispositions in the consolidated statement of income related to the sale of J.D. Power.

During 2015, we completed the sale of our interest in a legacy McGraw Hill Construction investment that resulted in a pre-tax gain of $11 million in gain on dispositions in the consolidated statement of income.
Operating Profit

We consider operating profit to be an important measure for evaluating our operating performance and we evaluate operating profit for each of the reportable business segments in which we operate.
We internally manage our operations by reference to operating profit with economic resources allocated primarily based on each segments contribution to operating profit. Segment operating profit is defined as operating profit before unallocated expense. Segment operating profit is not, however, a measure of financial performance under U.S. GAAP, and may not be defined and calculated by other companies in the same manner.
The table below reconciles segment operating profit to total operating profit:

(in millions)	Year ended December 31,			% Change
	2017	2016	2015	’17 vs ’16	’16 vs ’15
Ratings [1]	$1,524	$1,262	$1,078	21%	17%
Market and Commodities Intelligence [2]	793	1,822	585	(56)%	N/M
Indices [3]	471	412	392	14%	5%
Total segment operating profit	2,788	3,496	2,055	(20)%	70%
Unallocated expense [4]	(178)	(127)	(138)	40%	(8)%
Total operating profit	$2,610	$3,369	$1,917	(23)%	76%
N/M - not meaningful

[1]
2017 includes legal settlement expenses of $55 million and employee severance charges of $25 million. 2016 includes a benefit related to net legal settlement insurance recoveries of $10 million and employee severance charges of $6 million. 2015 includes net legal settlement expenses of $54 million and employee severance charges of $13 million. 2017, 2016 and 2015 also includes amortization of intangibles from acquisitions of $4 million, $5 million and $5 million, respectively.

[2]
2017 includes non-cash acquisition and disposition-related adjustments of $15 million, employee severance charges of $9 million, a charge to exit a leased facility of $6 million, and an asset write-off of $2 million. 2016 includes a $1.1 billion gain from our dispositions, disposition-related costs of $48 million, a technology-related impairment charge of $24 million and an acquisition-related cost of $1 million. 2015 includes acquisition-related costs related to the acquisition of SNL of $37 million and costs identified operating efficiencies primarily related to employee severance charges of $33 million. 2017, 2016 and 2015 includes amortization of intangibles from acquisitions of $87 million, $85 million and $57 million, respectively.

[3]	2017, 2016 and 2015 includes amortization of intangibles from acquisitions of $7 million, $6 million and $5 million, respectively.

[4]
2017 includes a charge to exit leased facilities of $19 million, employee severance charges of $10 million and a pension related charge of $8 million. 2016 includes $3 million from a disposition-related reserve release. 2015 includes a gain of $11 million related to the sale of our interest in a legacy McGraw Hill Construction investment and costs related to identified operating efficiencies primarily related to employee severance charges of $10 million.

2017

Segment Operating Profit — Decreased $0.7 billion, or 20% as compared to 2016. Excluding the unfavorable impact of the gain on dispositions in 2016 of 36 percentage points, higher net legal settlement expenses in 2017 of 2 percentage points, higher employee severance charges in 2017 of 1 percentage point and non-cash acquisition and disposition-related adjustments in 2017 of 1 percentage point, partially offset by the favorable impact of higher disposition-related costs in 2016 of 2 percentage points and a technology-related impairment charge in 2016 of 1 percentage point, segment operating profit increased 17%. This increase was primarily due to revenue growth at Ratings and Indices as discussed above, partially offset by higher compensation costs due to additional increased incentive costs and additional headcount. See “ – Segment Review” below for further information.

Unallocated Expense — Increased by $51 million or 40% as compared to 2016. These expenses, included in selling and general expenses, mainly include costs for corporate center functions, select initiatives and unoccupied office space. Excluding the unfavorable impact of a charge to exit leased facilities in 2017 of 14 percentage points, a pension related charge in 2017 of 7 percentage points, employee severance charges in 2017 of 8 percentage points and a disposition-related reserve release in 2016 of 2 percentage points, unallocated expense increased 9%. This increase was primarily due to performance related incentive compensation and Company-wide technology projects.

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

2016

Segment Operating Profit — Increased $1.4 billion, or 70% as compared to 2015. Excluding the favorable impact of the gain from our dispositions of 55 percentage points, higher net legal settlement insurance recoveries in 2016 of 3 percentage points, higher acquisition-related costs in 2015 of 2 percentage points, higher employee severance charges in 2015 of 2 percentage points, partially offset by the unfavorable impact of a technology-related impairment charge of 1 percentage point, higher amortization of intangibles from acquisitions of 2 percentage points and higher disposition-related costs of 2 percentage points, segment operating profit increased 13%. Revenue growth at Market and Commodities Intelligence, Ratings and Indices were the primary drivers for the increase. Decreased costs at Ratings and our legacy Capital IQ business due to reduced headcount following our 2015 restructuring actions also contributed to segment operating profit growth. See “ – Segment Review” below for further information.

Unallocated Expense — Decreased by $11 million or 8% as compared to 2015. These expenses, included in selling and general expenses, mainly include costs for corporate center functions, select initiatives and unoccupied office space. Excluding the unfavorable impact of a gain on the sale of our interest in a legacy McGraw Hill Construction investment in 2015 of 8 percentage points, partially offset by the favorable impact of a disposition-related reserve release of 2 percentage points and higher employee severance charges in 2015 of 7 percentage points, unallocated expense decreased 7% due to higher 2016 pension income as well as a reduction in professional service fees.

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

Interest Expense, net

Net interest expense for 2017 decreased $32 million or 18% as compared to 2016, primarily as a result of the favorable impact of lower interest rates on the $500 million of senior notes issued in 2016 compared to the $400 million senior notes that were repaid in the third quarter of 2016.

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

Provision for Income Taxes

Comprehensive tax legislation, enacted through the Tax Cuts and Jobs Act (“TCJA”) on December 22, 2017, significantly modified U.S. corporate income tax law. Provisional amounts have been recorded in our financial statements based on the Company’s initial analysis of the TCJA. The Company may adjust these amounts in future periods if our interpretation of the TCJA changes or as additional guidance from the U.S. Treasury becomes available. As a result of the TCJA, a provisional amount of $149 million has been recorded which reflects a one-time tax charge of approximately $173 million on the deemed repatriation of foreign earnings and a one-time tax benefit of approximately $24 million in respect of the re-valuation of net U.S. deferred tax liabilities at the reduced corporate income tax rate. While the TCJA reduced net income in 2017, the Company is anticipating an ongoing future benefit from the lower corporate income tax rate.

Our effective tax rate was 33.4% for 2017, and 30.1% for 2016 and 2015. The increase in 2017 was primarily due to the one-time tax charge for the deemed repatriation of foreign earnings, net of the recognition of excess tax benefits associated with share-based payments in the statement of income and the re-valuation of net U.S. deferred tax liabilities at the reduced corporate income tax rate.

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

Non-transaction revenue primarily includes fees for surveillance of a credit rating, annual fees for customer relationship-based pricing programs, fees for entity credit ratings and global research and analytics. Non-transaction revenue also includes an intersegment royalty charged to Market and Commodities Intelligence for the rights to use and distribute content and data developed by Ratings. Royalty revenue from Market and Commodities Intelligence for 2017, 2016 and 2015 was $100 million, $92 million and $83 million, respectively.

(in millions)	Year ended December 31,			% Change
	2017	2016	2015	’17 vs ’16	’16 vs ’15
Revenue	$2,988	$2,535	$2,428	18%	4%

Transaction revenue	$1,540	$1,178	$1,107	31%	6%
Non-transaction revenue	$1,448	$1,357	$1,321	7%	3%
% of total revenue:
Transaction revenue	52%	46%	46%
Non-transaction revenue	48%	54%	54%

U.S. revenue	$1,716	$1,462	$1,390	17%	5%
International revenue	$1,272	$1,073	$1,038	19%	3%
% of total revenue:
U.S. revenue	57%	58%	57%
International revenue	43%	42%	43%

Operating profit [1]	$1,524	$1,262	$1,078	21%	17%
% Operating margin	51%	50%	44%

[1]
2017 includes legal settlement expenses of $55 million and employee severance charges of $25 million. 2016 includes a benefit related to net legal settlement insurance recoveries of $10 million and employee severance charges of $6 million. 2015 includes net legal settlement expenses of $54 million and employee severance charges of $13 million. 2017, 2016 and 2015 also includes amortization of intangibles from acquisitions of $4 million, $5 million and $5 million, respectively.

2017

Revenue increased 18%. Transaction revenue grew primarily due to growth in bank loan ratings revenue in the U.S. and Europe and an increase in corporate bond ratings revenue driven by an increase in corporate bond issuance. The increase in bank loan ratings revenue was driven by refinancing activity from the low interest rate environment. The increase in structured finance revenue driven by increased U.S. collateralized loan obligations and U.S. commercial mortgage-backed securities issuance also contributed to revenue growth. These increases were partially offset by a decline in public finance revenue driven by lower state and municipal bond issuance. Non-transaction revenue grew primarily due to an increase in surveillance fees and higher entity credit ratings revenue.

Operating profit increased 21%. Excluding the unfavorable impact of higher net legal settlement expenses in 2017 of 5 percentage points and higher employee severance charges in 2017 of 1 percentage point, operating profit increased 27%. This increase is primarily due to revenue growth, partially offset by higher compensation costs related to increased incentive costs and additional headcount. A reduction in legal fees and professional service fees also had a favorable impact on operating profit growth.

2016

Revenue increased 4%, which includes the unfavorable impact of foreign exchange rates that reduced revenue by 1 percentage point. Transaction revenue increased due to growth in U.S. bank loan ratings revenue and an increase in corporate bond ratings revenue largely driven by refinancing activity from the low interest rate environment, partially offset by a decrease in structured finance revenue. Revenue growth benefited from increased contract realization. Non-transaction revenue grew primarily due to an increase in surveillance fees, partially offset by a decline in Ratings Evaluation Service activity.

Operating profit increased 17%. Excluding the favorable impact of higher net legal settlement insurance recoveries in 2016 of 6 percentage points and lower employee severance charges in 2016 of 1 percentage point, operating profit increased 10%. The increase is due to both revenue growth and expense reduction. Reduced expenses were primarily driven by reduced professional fees following the completion of the Company's program for the 2015 implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act and reduced legal fees following the resolution of a number of significant legal matters. These decreases were partially offset by higher compensation costs related to increased incentive costs and additional headcount. Foreign exchange rates had a favorable impact on operating profit of 1 percentage point.

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

	2017 Compared to 2016
Corporate Bond Issuance	U.S.	Europe	Global
High-yield issuance	24%	63%	53%
Investment grade	8%	(2)%	1%
Total new issue dollars — Corporate issuance	10%	5%	6%

•
Corporate issuance in the U.S. and Europe was up as a result of more favorable market conditions primarily due to tightening credit spreads and some issuers that went to market in advance of expected interest rate increases. Both high-yield and investment grade issuance comparisons also benefited from weakness in 2016 due to market volatility and political and economic uncertainty in the European markets.

	2017 Compared to 2016
Structured Finance	U.S.	Europe	Global
Asset-backed securities (“ABS”)	12%	(12)%	7%
Structured credit	87%	74%	85%
Commercial mortgage-backed securities (“CMBS”)	20%	(5)%	19%
Residential mortgage-backed securities (“RMBS”)	46%	(34)%	3%
Covered bonds	*	9%	—%
Total new issue dollars — Structured finance	36%	2%	18%
* Represents no activity in 2017 and 2016.

•
ABS issuance was up in the U.S. driven by an increase in auto transactions, commercial real estate loans and student loans. European ABS declined due to key auto issuers completing financing in the unsecured debt market.

•	Issuance was up in the U.S. and European structured credit markets driven by increased collateralized loan obligations ("CLO") refinancing engagements primarily due to overall market conditions.

•
CMBS issuance was up in the U.S. reflecting increased market volume due to a low interest rate environment and favorable reaction to the new risk retention rules. European CMBS issuance was down, although from a low 2016 base.

•
RMBS volume in the U.S. was up driven primarily by favorable reaction to the new risk retention rules and favorable market conditions leading to increased activity in single family rentals, credit risk transfers, and non-qualified mortgage deals. EMEA issuance declined as central bank liquidity schemes provided other opportunities for funding sources.

•
Covered bond (debt securities backed by mortgages or other high-quality assets that remain on the issuer's balance sheet) issuance in Europe was up partially due to the impact from the European Central Bank's covered bond asset purchase program.

Industry Highlights and Outlook

Revenue increased in 2017 primarily due to an increase in bank loan ratings and corporate bond ratings revenue driven by refinancing activity from the low interest rate environment. High-yield and investment grade corporate issuance volumes increased as a result of more favorable market conditions primarily due to tightening credit spreads and some issuers that went to market in advance of expected interest rate increases.

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

Market and Commodities Intelligence

Market and Commodities Intelligence's portfolio of capabilities are designed to help the financial community, corporations and professional service firms track performance, generate better investment returns, identify new trading and investment ideas, perform risk analysis, develop mitigation strategies and provide high-value information to the commodity and energy markets that enable its customers to make better informed trading and business decisions.

In December of 2017, we announced that S&P Global Platts, a business line within Market and Commodities Intelligence, will be managed as a separate business and comprise a separate reportable segment effective January 1, 2018. We will begin reporting the financial results of S&P Global Market Intelligence and S&P Global Platts as separate reportable segments beginning with the first quarter of 2018.

In January of 2017, we completed the sale of Quant House SAS ("QuantHouse"), included in our Market and Commodities Intelligence segment, to QH Holdco, an independent third party. In November of 2016, we entered into a put option agreement that gave the Company the right, but not the obligation, to put the entire share capital of QuantHouse to QH Holdco. As a result, we classified the assets and liabilities of QuantHouse, net of our costs to sell, as held for sale, which is included in prepaid and other current assets and other current liabilities, respectively, in our consolidated balance sheet as of December 31, 2016 resulting in an aggregate loss of $31 million. On January 4, 2017, we exercised the put option, thereby entering into a definitive agreement to sell QuantHouse to QH Holdco. On January 9, 2017, we completed the sale of QuantHouse to QH Holdco.

In October of 2016, we completed the sale of SPSE and CMA for $425 million in cash to Intercontinental Exchange, an operator of global exchanges, clearing houses and data services. During the year ended December 31, 2016, we recorded a pre-tax gain of $364 million ($297 million after-tax) in gain on dispositions in the consolidated statement of income related to the sale of SPSE and CMA. Additionally, in October of 2016, we completed the sale of Equity Research, a business within our Market and Commodities Intelligence segment to CFRA, a leading independent provider of forensic accounting research, analytics and advisory services. During the year ended December 31, 2016, we recorded a pre-tax gain of $9 million ($5 million after-tax) in gain on dispositions in the consolidated statement of income related to the sale of Equity Research.

In September of 2016, we completed the sale of J.D. Power for $1.1 billion to XIO Group, a global alternative investments firm headquartered in London. During the year ended December 31, 2016, we recorded a pre-tax gain of $728 million ($516 million after-tax) in gain on dispositions in the consolidated statement of income related to the sale of J.D. Power.

Market and Commodities Intelligence includes the following business lines:

•
Desktop — a product suite that provides data, analytics and third-party research for global finance professionals, which includes the Market Intelligence Desktop (which are inclusive of S&P Capital IQ and SNL Desktop products);

•	Data Management Solutions — integrated data feeds and application programming interfaces that can be customized, which includes Computstat, GICS, Point In Time Financials and CUSIP;

•	Risk Services — commercial arm that sells Ratings' credit ratings and related data, analytics and research, which includes subscription-based offerings, RatingsDirect® and RatingsXpress®; and

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

We completed the sale of J.D. Power on September 7, 2016, with the results included in Market and Commodities Intelligence results through that date.

(in millions)	Year ended December 31,			% Change
	2017	2016	2015	’17 vs ’16	’16 vs ’15
Revenue	$2,452	$2,585	$2,376	(5)%	9%

Subscription revenue	$2,317	$2,231	$1,911	4%	17%
Non-subscription revenue	$135	$354	$465	(62)%	(24)%
% of total revenue:
Subscription revenue	95%	86%	80%
Non-subscription revenue	5%	14%	20%

U.S. revenue	$1,396	$1,523	$1,368	(8)%	11%
International revenue	$1,056	$1,062	$1,008	(1)%	6%
% of total revenue:
U.S. revenue	57%	59%	58%
International revenue	43%	41%	42%

Operating profit [1]	$793	$1,822	$585	(56)%	212%
% Operating margin	32%	70%	25%

[1]
2017 includes non-cash acquisition and disposition-related adjustments of $15 million, employee severance charges of $9 million, a charge to exit a leased facility of $6 million, and an asset write-off of $2 million. 2016 includes a $1.1 billion gain from our dispositions, disposition-related costs of $48 million, a technology-related impairment charge of $24 million and an acquisition-related cost of $1 million. 2015 includes acquisition-related costs related to the acquisition of SNL of $37 million and costs identified operating efficiencies primarily related to employee severance charges of $33 million. 2017, 2016 and 2015 includes amortization of intangibles from acquisitions of $87 million, $85 million and $57 million, respectively.

2017

Revenue decreased 5% and was unfavorably impacted by 13 percentage points from the net impact of acquisitions and dispositions. Excluding these acquisitions and dispositions, revenue increased primarily driven by growth in annualized contract values in the Market Intelligence Desktop products, RatingsXpress® and RatingsDirect® from new and existing customers. The number of users and customers continued to grow for each of these products in 2017. Increases in annualized contract value for certain of our data feed products within Data Management Solutions also contributed to revenue growth. Additionally, strength in S&P Global Platts' proprietary content due to continued demand for market data and price assessment products across all commodity sectors, led by petroleum, contributed to revenue growth. Both domestic and international revenue decreased due to the unfavorable impact of the dispositions discussed below. In 2017, international revenue represented 43% of Market and Commodities Intelligence's total revenue compared to 41% in 2016. Revenue was favorably impacted by the acquisitions of RigData and PIRA in June of 2016 and September of 2016, respectively. Revenue was unfavorably impacted by the dispositions of J.D. Power in September of 2016, SPSE and CMA in October of 2016, Equity Fund Research in October of 2016 and QuantHouse in January of 2017. See Note 2 — Acquisitions and Divestitures for further discussion.

Operating profit decreased 56%. Excluding the unfavorable impact of the gain on dispositions in 2016 of 62 percentage points, non-cash acquisition and disposition-related adjustments in 2017 of 1 percentage point, partially offset by the favorable impact of disposition-related costs in 2016 of 2 percentage points and a technology-related impairment charge in 2016 of 1 percentage point, operating profit increased 4%. The increase is due to margin improvement from existing businesses, partially offset by the unfavorable impact of the dispositions discussed above.

2016

Revenue increased 9% and was favorably impacted by 1 percentage point of growth from the net impact of acquisitions and dispositions discussed below. Revenue growth was also driven by increases in annualized contract values in the S&P Capital IQ Desktop, RatingsXpress® and RatingsDirect® from new and existing customers. The number of users on the S&P Capital IQ Desktop and the number of customers at RatingsXpress® continued to grow in 2016. Increases in annualized contract value for certain of our data feed products within Data Management Solutions also contributed to revenue growth. Additionally, strength in S&P Global Platts' proprietary content due to continued demand for S&P Global Platts’ market data and price assessment products across all commodity sectors, led by petroleum, and continued licensing of our proprietary market price data and price assessments to various commodity exchanges contributed to revenue growth. Both domestic and international revenue increased, with international revenue representing 41% of Market and Commodities Intelligence's total revenue. Revenue was favorably impacted by the acquisitions of SNL, PIRA, RigData and Petromedia Ltd, partially offset by the unfavorable impact of the dispositions of J.D. Power, SPSE and CMA and Equity Research. See Note 2 — Acquisitions and Divestitures for further discussion.

Operating profit increased 212%. Excluding the favorable impact from the gain on dispositions of 194 percentage points, the favorable impact of higher acquisition-related costs in 2015 of 6 percentage points and higher employee severance charges in 2015 of 6 percentage points, partially offset by the unfavorable impact of higher disposition-related costs of 9 percentage points, higher amortization of intangibles from acquisitions of 5 percentage points and a technology-related impairment charge of 4 percentage points, operating profit increased 24%. This increase is due to revenue growth and the favorable impact of foreign exchange rates of 5 percentage points, partially offset by higher compensation costs and increased technology costs primarily as a result of the acquisition of SNL in September of 2015.

Industry Highlights and Outlook

In 2017, Market and Commodities Intelligence continued to benefit from organic revenue growth and SNL integration synergies. The segment also launched a beta version of the new Market Intelligence platform in 2017. Additionally, the segment integrated and leveraged recent acquisitions to develop and expand its analytical capabilities and offerings.

In 2018, both Market Intelligence and S&P Global Platts will continue to enhance its product offerings, pursue growth in new markets and geographies, and develop its analytical capabilities.

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

The European Union has finalized a package of legislative measures known as MiFID II ("MiFID II"), which revise and update the existing E.U. Markets in Financial Instruments Directive framework entered into force on July 2, 2014, and the substantive provisions apply in all E.U. Member States as of January 3, 2018. MiFID II includes provisions that, among other things: (i) impose new conditions and requirements on the licensing of benchmarks and provide for non-discriminatory access to exchanges and clearing houses; (ii) modify the categorization and treatment of certain classes of derivatives; (iii) expand the categories of trading venue that are subject to regulation; (iv) require the unbundling of investment research and direct  how asset managers pay for research either out of a research payment account or from a firm’s profits; and (v) provide for the mandatory trading of certain derivatives on exchanges (complementing the mandatory derivative clearing requirements in the E.U. Market Infrastructure Regulation of 2011). Although the MiFID II package is “framework” legislation (meaning that much of the detail of the rules will be set out in subordinate measures, including some technical standards yet to be adopted by the European Commission. The introduction of the MiFID II package may result in changes to the manner in which Platts licenses its price assessments. MiFID II and the Market Abuse Regulation (“MAR”) may impose additional regulatory burdens on Platts’s activities in the European Union, although the exact impact and costs are not yet known.

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

Indices

Indices is a global index provider maintaining a wide variety of indices to meet an array of investor needs. Indices’ mission is to provide transparent benchmarks to help with decision making, collaborate with the financial community to create innovative products and provide investors with tools to monitor world markets.
Indices primarily derives revenue from asset-linked fees based on the S&P and Dow Jones indices and to a lesser extent generates subscription revenue and transaction revenue. Specifically, Indices generates revenue from the following sources:

•	Investment vehicles — asset-linked fees such as ETFs and mutual funds, that are based on the S&P Dow Jones Indices' benchmarks and generate revenue through fees based on assets and underlying funds;

•	Exchange traded derivatives — generate royalties based on trading volumes of derivatives contracts listed on various exchanges;

•	Index-related licensing fees — fixed or variable annual and per-issue fees for over-the-counter derivatives and retail-structured products; and

•	Data and customized index subscription fees — fees from supporting index fund management, portfolio analytics and research.

(in millions)	Year ended December 31,			% Change
	2017	2016	2015	’17 vs ’16	’16 vs ’15
Revenue	$733	$639	$597	15%	7%

Asset-linked fees	$461	$381	$369	21%	3%
Subscription revenue	$141	$133	$116	6%	14%
Transaction revenue	$131	$125	$112	5%	11%
% of total revenue:
Asset-linked fees	63%	60%	62%
Subscription revenue	19%	21%	19%
Transaction revenue	18%	19%	19%

U.S. revenue	$603	$525	$488	15%	8%
International revenue	$130	$114	$109	14%	5%
% of total revenue:
U.S. revenue	82%	82%	82%
International revenue	18%	18%	18%

Operating profit [1]	$471	$412	$392	14%	5%
Less: net income attributable to noncontrolling interests	$127	$109	$101	16%	8%
Net operating profit	$344	$303	$291	14%	4%
% Operating margin	64%	64%	66%
% Net operating margin	47%	47%	49%

[1]	2017, 2016 and 2015 includes amortization of intangibles from acquisitions of $7 million, $6 million and $5 million, respectively.

2017

Revenue at Indices increased 15%, primarily driven by higher average levels of assets under management ("AUM") for ETFs and mutual funds. Revenue growth was favorably impacted by 1 percentage point from the acquisition of Trucost plc ("Trucost") in October of 2016. See Note 2 — Acquisitions and Divestitures for further discussion. Ending AUM for ETFs increased 31% to $1.343 trillion and average AUM for ETFs increased 34% to $1.167 trillion compared to 2016.

Operating profit grew 14%. The impact of revenue growth was partially offset by higher compensation costs and increased operating costs to support revenue growth and business initiatives at Indices. Higher compensation costs related to increased incentive costs and additional headcount partially related to the acquisition of Trucost.

2016

Revenue at Indices increased 7%, primarily driven by higher average levels of AUM for ETFs and mutual funds, an increase in data revenue and higher volumes for exchange-traded derivatives. Revenue growth was favorably impacted by less than one percentage point from the acquisition of Trucost. Ending AUM for ETFs increased 25% to $1.023 trillion and average AUM for ETFs increased 8% to $869 billion compared to 2015. Higher average levels of AUM for ETFs contributed to revenue growth primarily driven by the flow of investment funds to the U.S. equity markets in the second half of the year.

Operating profit grew 5%. Revenue growth was partially offset by higher compensation costs primarily driven by additional headcount related to the acquisition of Trucost, increased incentive costs and increased operating costs to support revenue growth and business initiatives at Indices.

Industry Highlights and Outlook

Indices continues to be the leading index provider for the ETF market space. In 2017, higher average levels of AUM for ETFs contributed to revenue growth. In 2017, Indices focused on continued Index innovation and growing international partnerships. In 2018, Indices will continue to pursue opportunities for innovation and seek to grow international partnerships.

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

As discussed above under the heading “S&P Global Platts Legal and Regulatory Envioronment”, the European Union has finalized a package of legislative measures known as MiFID II The introduction of the MiFID II package may result in changes to the manner in which S&P Dow Jones Indices licenses its indices. MiFID II and the Market Abuse Regulation (“MAR”) may impose additional regulatory burdens on S&P Dow Jones Indices activities in the European Union, although the exact impact and costs are not yet known.

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

LIQUIDITY AND CAPITAL RESOURCES

We continue to maintain a strong financial position. Our primary source of funds for operations is cash from our businesses and our core businesses have been strong cash generators. In 2018, cash on hand, cash flows from operations and availability under our existing credit facility are expected to be sufficient to meet any additional operating and recurring cash needs into the foreseeable future. We use our cash for a variety of needs, including but not limited to: ongoing investments in our businesses, strategic acquisitions, share repurchases, dividends, repayment of debt, capital expenditures and investment in our infrastructure.

Cash Flow Overview

Cash and cash equivalents were $2.8 billion as of December 31, 2017, an increase of $0.4 billion as compared to December 31, 2016, and consisted of approximately 20% of domestic cash and 80% of cash held abroad.

(in millions)	Year ended December 31,
	2017	2016	2015
Net cash provided by (used for):
Operating activities from continuing operations	$2,016	$1,560	$356
Investing activities from continuing operations	(209)	1,205	(2,525)
Financing activities from continuing operations	(1,507)	(1,696)	1,349

In 2017, free cash flow increased to $1.8 billion compared to $1.3 billion in 2016. The increase is primarily due to the increase in cash provided from operating activities as discussed below. Free cash flow is a non-GAAP financial measure and reflects our cash flow provided by operating activities less capital expenditures and distributions to noncontrolling interest holders. Capital expenditures include purchases of property and equipment and additions to technology projects. See “Reconciliation of Non-

GAAP Financial Information” below for a reconciliation of cash flow provided by operating activities, the most directly comparable U.S. GAAP financial measure, to free cash flow and free cash flow excluding certain items.

Operating activities
Cash provided by operating activities increased to $2.0 billion in 2017 compared to $1.6 billion in 2016. The increase is mainly due to higher results from operations, partially offset by the timing of estimated tax payments.

Cash provided by operating activities increased $1.2 billion to $1.6 billion in 2016 compared to $356 million in 2015. The increase is mainly due to the payment of legal and regulatory settlements in 2015 of $1.6 billion.

Investing activities
Our cash outflows from investing activities are primarily for acquisitions and capital expenditures, while cash inflows are primarily proceeds from dispositions.

Cash used for investing activities decreased to $209 million for 2017 as compared to cash provided by investing activities of $1.2 billion in 2016. The decrease is primarily due to proceeds from the sale of J.D. Power of $1.1 billion in 2016.

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

Cash used for financing activities decreased to $1.5 billion in 2017 from $1.7 billion in 2016. The decrease is primarily attributable to higher repayments of debt and higher cash paid for share repurchases in 2016, partially offset by the issuance of senior notes in 2016.

Cash used for financing activities was $1.7 billion in 2016 compared to cash provided by financing activities of $1.3 billion in 2015. The decrease is primarily attributable to higher proceeds received from the issuance of senior notes in 2015.

During 2017, we used cash to repurchase 6.8 million shares for $1.0 billion. We entered into an accelerated share repurchase ("ASR") agreement with a financial institution on August 1, 2017 to initiate share repurchases aggregating $500 million. We repurchased a total of 3.2 million shares under the ASR agreement for an average purchase price of $154.46 per share. See Note 9 — Equity for further discussion.

During 2016, we used cash to repurchase 10 million shares for $1.1 billion, which included 0.3 million shares for approximately $26 million that settled in January of 2016. Using a portion of the proceeds received from the sale of J.D. Power, we entered into an ASR agreement with a financial institution on September 7, 2016 to initiate share repurchases aggregating $750 million. We repurchased a total of 6.1 million shares under the ASR agreement for an average purchase price of $122.18 per share. See Note 9 — Equity for further discussion.

During 2015, we used cash to repurchase 9.8 million shares for $974 million. An additional 0.3 million shares were repurchased in the fourth quarter of 2015 for approximately $26 million, which settled in January of 2016.

On December 4, 2013, the Board of Directors approved a share repurchase program authorizing the purchase of up to 50 million shares, which was approximately 18% of the total shares of our outstanding common stock at that time. Our current repurchase program has no expiration date and purchases under this program may be made from time to time on the open market and in private transactions, depending on market conditions. As of December 31, 2017, 19 million shares remained available under our current repurchase program.

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

We have the ability to borrow a total of $1.2 billion through our commercial paper program, which is supported by our credit facility. There were no commercial paper borrowings outstanding as of December 31, 2017 and 2016.

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

Dividends

On February 2, 2018, the Board of Directors approved an increase in the quarterly common stock dividend from $0.41 per share to $0.50 per share.

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

We believe that the amount of cash and cash equivalents on hand, cash flow expected from operations and availability under our credit facility will be adequate for us to execute our business strategy and meet anticipated requirements for lease obligations, capital expenditures, working capital and debt service for 2018.

The following table summarizes our significant contractual obligations and commercial commitments as of December 31, 2017, over the next several years. Additional details regarding these obligations are provided in the notes to our consolidated financial statements, as referenced in the footnotes to the table:

(in millions)	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Debt: [1]
Principal payments	$399	$697	$—	$2,473	$3,569
Interest payments	138	254	217	657	1,266
Operating leases [2]	122	192	140	516	970
Purchase obligations and other [3]	110	100	31	78	319
Total contractual cash obligations	$769	$1,243	$388	$3,724	$6,124

[1]	Our debt obligations are described in Note 5 – Debt to our consolidated financial statements.

[2]	Amounts shown include taxes and escalation payments, see Note 13 – Commitments and Contingencies to our consolidated financial statements for further discussion on our operating lease obligations.

[3]
Other consists primarily of commitments for unconditional purchase obligations in contracts for information-technology outsourcing and certain enterprise-wide information-technology software licensing and maintenance.

As of December 31, 2017, we had $212 million of liabilities for unrecognized tax benefits. We have excluded the liabilities for unrecognized tax benefits from our contractual obligations table because, until formal resolutions are reached, reasonable estimates of the timing of cash settlements with the respective taxing authorities are not practicable.

As of December 31, 2017, we have recorded $1,350 million for our redeemable noncontrolling interest in our S&P Dow Jones Indices LLC partnership discussed in Note 9 – Equity to our consolidated financial statements.  Specifically, this amount relates to the put option under the terms of the operating agreement of S&P Dow Jones Indices LLC, whereby, after December 31, 2017, CME Group and CME Group Index Services LLC ("CGIS") will have the right at any time to sell, and we are obligated to buy, at least 20% of their share in S&P Dow Jones Indices LLC. We have excluded this amount from our contractual obligations table because we are uncertain as to the timing and the ultimate amount of the potential payment we may be required to make.

We make contributions to our pension and postretirement plans in order to satisfy minimum funding requirements as well as additional contributions that we consider appropriate to improve the funded status of our plans. During 2017, we contributed $8 million and $25 million to our domestic and international retirement and postretirement plans, respectively. Expected employer contributions in 2018 are $9 million and $7 million for our domestic and international retirement and postretirement plans, respectively. In 2018, we may elect to make additional non-required contributions depending on investment performance and the pension plan status. See Note 7 – Employee Benefits to our consolidated financial statements for further discussion.

Off-Balance Sheet Arrangements

As of December 31, 2017 and 2016, we did not have any relationships with unconsolidated entities, such as entities often referred to as specific purpose or variable interest entities where we are the primary beneficiary, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such we are not exposed to any financial liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

(in millions)	Year ended December 31,			% Change
	2017	2016	2015	’17 vs ’16	’16 vs ’15
Cash provided by operating activities	$2,016	$1,560	$356	29%	N/M
Capital expenditures	(123)	(115)	(139)
Distributions to noncontrolling interest holders	(111)	(116)	(104)
Free cash flow	$1,782	$1,329	$113	34%	N/M
Tax on gain from sale of J.D. Power	—	200	—
Tax on gain from sale of SPSE and CMA	67	—	—
Payment of legal and regulatory settlements	4	150	1,624
Legal settlement insurance recoveries	—	(77)	(101)
Tax benefit from legal settlements	(2)	(24)	(250)
Free cash flow excluding above items	$1,851	$1,578	$1,386	17%	14%
N/M - not meaningful

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

For the years ended December 31, 2017, 2016 and 2015, no significant changes have been made to the underlying assumptions related to estimates of revenue or the methodologies applied. In 2018, we will be adopting a new accounting standard for the recognition of revenue. See Note 1 - Accounting Policies to our consolidated financial statements for further information related to the impact of the new revenue standard in 2018.

Allowance for doubtful accounts
The allowance for doubtful accounts reserve methodology is based on historical analysis, a review of outstanding balances and current conditions. In determining these reserves, we consider, amongst other factors, the financial condition and risk profile of our customers, areas of specific or concentrated risk as well as applicable industry trends or market indicators. The impact on operating profit for a one percentage point change in the allowance for doubtful accounts is approximately $14 million.

For the years ended December 31, 2017, 2016 and 2015, there were no material changes in our assumptions regarding the determination of the allowance for doubtful accounts. Based on our current outlook these assumptions are not expected to significantly change in 2018.

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

Goodwill and indefinite-lived intangible assets
Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. As of December 31, 2017 and 2016, the carrying value of goodwill and other indefinite-lived intangible assets was $3.7 billion, respectively. Goodwill and other intangible assets with indefinite lives are not amortized, but instead are tested for impairment annually during the fourth quarter each year or more frequently if events or changes in circumstances indicate that the asset might be impaired.

Goodwill
As part of our annual impairment test of our four reporting units, we initially perform a qualitative analysis evaluating whether any events and circumstances occurred that provide evidence that it is more likely than not that the fair value of any of our reporting units is less than its carrying amount. Reporting units are generally an operating segment or one level below an operating segment. Our qualitative assessment included, but was not limited to, consideration of macroeconomic conditions, industry and market conditions, cost factors, cash flows, changes in key Company personnel and our share price. If, based on our evaluation of the events and circumstances that occurred during the year we do not believe that it is more likely than not that the fair value of any of our reporting units is less than its carrying amount, no quantitative impairment test is performed. Conversely, if the results of our qualitative assessment determine that it is more likely than not that the fair value of any of our reporting units is less than its respective carrying amount we perform a two-step quantitative impairment test. For 2017, based on our qualitative assessments, we determined that it is more likely than not that our reporting units’ fair value was greater than their respective carrying amounts.

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

We performed our impairment assessment of goodwill and indefinite-lived intangible assets and concluded that no impairment existed for the years ended December 31, 2017, 2016, and 2015.

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

Our discount rate and return on asset assumptions used to determine the net periodic pension and postretirement benefit cost on our U.S. retirement plans are as follows:

	Retirement Plans			Postretirement Plans
January 1	2018	2017	2016	2018	2017	2016
Discount rate	3.68%	4.14%	4.47%	3.40%	3.69%	3.90%
Return on assets	6.00%	6.25%	6.25%
Weighted-average healthcare cost rate				6.50%	7.00%	7.00%

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

We use a lattice-based option-pricing model to estimate the fair value of options granted. The following assumptions were used in valuing the options granted:

Year Ended
December 31, 2015
Risk-free average interest rate	0.2 - 1.9%
Dividend yield	1.4%
Volatility	21 - 39%
Expected life (years)	6.3
Weighted-average grant-date fair value per option	$27.57

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

During 2015, we stopped granting stock options as part of our employees' total stock-based incentive awards. There were no stock options granted in 2017 and 2016 and a minimal amount of stock options granted in 2015.

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

We file income tax returns in the U.S. federal jurisdiction, various states, and foreign jurisdictions, and we are routinely under audit by many different tax authorities. We believe that our accrual for tax liabilities is adequate for all open audit years based on our assessment of many factors including past experience and interpretations of tax law. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events. It is possible that examinations will be settled prior to December 31, 2018. If any of these tax audit settlements do occur within that period we would make any necessary adjustments to the accrual for unrecognized tax benefits.

For the years ended December 31, 2016 and 2015, we had determined that the undistributed earnings of our foreign subsidiaries were permanently reinvested within those foreign operations. Accordingly, we had not recorded deferred income taxes on these indefinitely reinvested earnings. As of December 31, 2017, we have approximately $2.6 billion of undistributed earnings of our foreign subsidiaries.  As a result of the TCJA, more than 70% of these $2.6 billion earnings will no longer be permanently reinvested. We will continue to permanently reinvest approximately $780 million of these undistributed earnings.

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

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk includes changes in foreign exchange rates. We have operations in various foreign countries where the functional currency is primarily the local currency. For international operations that are determined to be extensions of the parent company, the U.S. dollar is the functional currency. We typically have naturally hedged positions in most countries from a local currency perspective with offsetting assets and liabilities. During the year ended December 31, 2017, we entered into foreign exchange forward contracts in order to mitigate the change in fair value of specific assets and liabilities in the consolidated balance sheet. These forward contracts are not designated as hedges and do not qualify for hedge accounting. During the years ended December 31, 2017 and 2016, we entered into foreign exchange forward contracts to hedge the effect of adverse fluctuations in foreign currency exchange rates. We have not entered into any derivative financial instruments for speculative purposes. See Note 6 – Derivative Instruments to our consolidated financial statements for further information.

Item 8. Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of S&P Global Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of S&P Global Inc. (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in Item 15(a)(2) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 9, 2018 expressed an unqualified opinion thereon.

Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ ERNST & YOUNG LLP

We have served as the Company’s auditor since 1969.

New York, New York
February 9, 2018

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of S&P Global Inc.

Opinion on Internal Control over Financial Reporting
We have audited S&P Global Inc.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, S&P Global Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of S&P Global Inc. as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in Item 15(a)(2) and our report dated February 9, 2018 expressed an unqualified opinion thereon.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ ERNST & YOUNG LLP

New York, New York
February 9, 2018

Consolidated Statements of Income

(in millions, except per share data)	Year Ended December 31,
	2017	2016	2015
Revenue	$6,063	$5,661	$5,313
Expenses:
Operating-related expenses	1,713	1,773	1,718
Selling and general expenses	1,560	1,439	1,532
Depreciation	82	85	90
Amortization of intangibles	98	96	67
Total expenses	3,453	3,393	3,407
Gain on dispositions	—	(1,101)	(11)
Operating profit	2,610	3,369	1,917
Interest expense, net	149	181	102
Income before taxes on income	2,461	3,188	1,815
Provision for taxes on income	823	960	547
Net income	1,638	2,228	1,268
Less: net income attributable to noncontrolling interests	(142)	(122)	(112)
Net income attributable to S&P Global Inc.	$1,496	$2,106	$1,156

Earnings per share attributable to S&P Global Inc. common shareholders:
Net income:
Basic	$5.84	$8.02	$4.26
Diluted	$5.78	$7.94	$4.21
Weighted-average number of common shares outstanding:
Basic	256.3	262.8	271.6
Diluted	258.9	265.2	274.6

Actual shares outstanding at year end	253.7	258.3	265.2

Dividend declared per common share	$1.64	$1.44	$1.32
See accompanying notes to the consolidated financial statements.

Consolidated Statements of Comprehensive Income

(in millions)	Year Ended December 31,
	2017	2016	2015
Net income	$1,638	$2,228	$1,268
Other comprehensive income:
Foreign currency translation adjustment	93	(132)	(111)
Income tax effect	—	(7)	1
	93	(139)	(110)

Pension and other postretirement benefit plans	52	(27)	34
Income tax effect	(11)	(10)	(9)
	41	(37)	25

Unrealized loss on investment	(10)	—	—
Income tax effect	—	—	—
	(10)	—	—

Unrealized gain (loss) on forward exchange contracts	—	4	(1)
Income tax effect	—	(1)	—
	—	3	(1)

Comprehensive income	1,762	2,055	1,182
Less: comprehensive income attributable to nonredeemable noncontrolling interests	(15)	(13)	(11)
Less: comprehensive income attributable to redeemable noncontrolling interests	(127)	(109)	(101)
Comprehensive income attributable to S&P Global Inc.	$1,620	$1,933	$1,070
See accompanying notes to the consolidated financial statements.

Consolidated Balance Sheets

(in millions)	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$2,779	$2,392
Short-term investments	12	8
Accounts receivable, net of allowance for doubtful accounts: 2017 - $33; 2016 - $28	1,319	1,122
Prepaid and other current assets	214	149
Total current assets	4,324	3,671
Property and equipment:
Buildings and leasehold improvements	354	356
Equipment and furniture	475	452
Total property and equipment	829	808
Less: accumulated depreciation	(554)	(537)
Property and equipment, net	275	271
Goodwill	2,989	2,949
Other intangible assets, net	1,388	1,506
Other non-current assets	449	272
Total assets	$9,425	$8,669
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$195	$183
Accrued compensation and contributions to retirement plans	472	409
Short-term debt	399	—
Income taxes currently payable	77	95
Unearned revenue	1,613	1,509
Accrued legal and regulatory settlements	107	56
Other current liabilities	351	359
Total current liabilities	3,214	2,611
Long-term debt	3,170	3,564
Pension and other postretirement benefits	244	274
Other non-current liabilities	679	439
Total liabilities	7,307	6,888
Redeemable noncontrolling interest	1,350	1,080
Commitments and contingencies (Note 13)
Equity:
Common stock, $1 par value: authorized - 600 million shares; issued - 412 million shares in 2017 and 2016	412	412
Additional paid-in capital	525	502
Retained income	10,025	9,210
Accumulated other comprehensive loss	(649)	(773)
Less: common stock in treasury - at cost: 2017 - 158 million shares; 2016 - 153 million shares	(9,602)	(8,701)
Total equity – controlling interests	711	650
Total equity – noncontrolling interests	57	51
Total equity	768	701
Total liabilities and equity	$9,425	$8,669
See accompanying notes to the consolidated financial statements.

Consolidated Statements of Cash Flows

(in millions)	Year Ended December 31,
	2017	2016	2015
Operating Activities:
Net income	$1,638	$2,228	$1,268
Adjustments to reconcile net income to cash provided by operating activities from continuing operations:
Depreciation	82	85	90
Amortization of intangibles	98	96	67
Provision for losses on accounts receivable	16	9	8
Deferred income taxes	—	79	280
Stock-based compensation	99	76	78
Gain on dispositions	—	(1,101)	(11)
Accrued legal and regulatory settlements	55	54	119
Other	96	30	57
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	(196)	(177)	(118)
Prepaid and other current assets	10	5	5
Accounts payable and accrued expenses	75	19	(9)
Unearned revenue	85	107	129
Accrued legal and regulatory settlements	(4)	(150)	(1,624)
Other current liabilities	(85)	(19)	(77)
Net change in prepaid/accrued income taxes	32	174	129
Net change in other assets and liabilities	15	45	(35)
Cash provided by operating activities from continuing operations	2,016	1,560	356
Investing Activities:
Capital expenditures	(123)	(115)	(139)
Acquisitions, net of cash acquired	(83)	(177)	(2,396)
Proceeds from dispositions	2	1,498	14
Changes in short-term investments	(5)	(1)	(4)
Cash (used for) provided by investing activities from continuing operations	(209)	1,205	(2,525)
Financing Activities:
(Payments on)/additions to short-term debt, net	—	(143)	143
Proceeds from issuance of senior notes, net	—	493	2,674
Payments on senior notes	—	(421)	—
Dividends paid to shareholders	(421)	(380)	(363)
Distributions to noncontrolling interest holders	(111)	(116)	(104)
Repurchase of treasury shares	(1,001)	(1,123)	(974)
Exercise of stock options	75	88	86
Contingent consideration payments	—	(39)	(5)
Purchase of additional CRISIL shares	—	—	(16)
Employee withholding tax on share-based payments	(49)	(55)	(92)
Cash (used for) provided by financing activities from continuing operations	(1,507)	(1,696)	1,349
Effect of exchange rate changes on cash	87	(158)	(67)
Cash provided by continuing operations	387	911	(887)
Discontinued Operations:
Cash used for operating activities	—	—	(129)
Cash used for discontinued operations	—	—	(129)
Net change in cash and cash equivalents	387	911	(1,016)
Cash and cash equivalents at beginning of year	2,392	1,481	2,497
Cash and cash equivalents at end of year	$2,779	$2,392	$1,481
Cash paid during the year for:
Interest (including discontinued operations)	$139	$150	$65
Income taxes (including discontinued operations)	$709	$683	$260
See accompanying notes to the consolidated financial statements.

Consolidated Statements of Equity

(in millions)	Common Stock $1 par	Additional Paid-in Capital	Retained Income	Accumulated Other Comprehensive Loss	Less: Treasury Stock	Total SPGI Equity	Noncontrolling Interests	Total Equity
Balance as of December 31, 2014	$412	$493	$6,946	$(514)	$6,849	$488	$51	$539
Comprehensive income [1]			1,156	(86)		1,070	11	1,081
Dividends			(359)			(359)	(9)	(368)
Share repurchases					1,000	(1,000)	(2)	(1,002)
Employee stock plans, net of tax benefit		(18)			(120)	102		102
Change in redemption value of redeemable noncontrolling interest			(107)			(107)		(107)
Other						—	(2)	(2)
Balance as of December 31, 2015	$412	$475	$7,636	$(600)	$7,729	$194	$49	$243
Comprehensive income [1]			2,106	(173)		1,933	13	1,946
Dividends			(380)			(380)	(10)	(390)
Share repurchases					1,097	(1,097)		(1,097)
Employee stock plans, net of tax benefit		27			(125)	152		152
Change in redemption value of redeemable noncontrolling interest			(153)			(153)		(153)
Other			1			1	(1)	—
Balance as of December 31, 2016	$412	$502	$9,210	$(773)	$8,701	$650	$51	$701
Comprehensive income [1]			1,496	124		1,620	15	1,635
Dividends			(421)			(421)	(10)	(431)
Share repurchases					1,001	(1,001)	(5)	(1,006)
Employee stock plans		23			(100)	123	8	131
Change in redemption value of redeemable noncontrolling interest			(260)			(260)		(260)
Other						—	(2)	(2)
Balance as of December 31, 2017	$412	$525	$10,025	$(649)	$9,602	$711	$57	$768

[1]	Excludes $127 million, $109 million and $101 million in 2017, 2016 and 2015, respectively, attributable to redeemable noncontrolling interest.
See accompanying notes to the consolidated financial statements.

Notes to the Consolidated Financial Statements

1. Accounting Policies

Nature of operations
S&P Global Inc. (together with its consolidated subsidiaries, the “Company,” the “Registrant,” “we,” “us” or “our”) is a leading provider of transparent and independent ratings, benchmarks, analytics and data to the capital and commodity markets worldwide. The capital markets include asset managers, investment banks, commercial banks, insurance companies, exchanges, trading firms and issuers; and the commodity markets include producers, traders and intermediaries within energy, metals, petrochemicals and agriculture.

Our operations consist of three reportable segments: Ratings, Market and Commodities Intelligence and S&P Dow Jones Indices ("Indices").

•	Ratings is an independent provider of credit ratings, research and analytics, offering investors and other market participants information, ratings and benchmarks.

•
Market and Commodities Intelligence is a global provider of multi-asset-class data, research and analytical capabilities, which integrate cross-asset analytics and desktop services and deliver their customers in the commodity and energy markets access to high-value information, data, analytic services and pricing and quality benchmarks. We completed the sale of J.D. Power on September 7, 2016, with the results included in Market and Commodities Intelligence results through that date.

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

A disposal group that is classified as held for sale is initially measured at the lower of its carrying value or fair value less any costs to sell. Any loss resulting from this measurement is recognized in the period in which the held for sale criteria are met. Conversely, gains are not recognized on the sale of a disposal group until the date of sale.

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

Cash and cash equivalents
Cash and cash equivalents include ordinary bank deposits and highly liquid investments with original maturities of three months or less that consist primarily of money market funds with unrestricted daily liquidity and fixed term time deposits. Such investments and bank deposits are stated at cost, which approximates market value, and were $2.8 billion and $2.4 billion as of December 31, 2017 and 2016, respectively. These investments are not subject to significant market risk.

Short-term investments
Short-term investments are securities with original maturities greater than 90 days that are available for use in our operations in the next twelve months. The short-term investments, primarily consisting of certificates of deposit and mutual funds, are classified as held-to-maturity and therefore are carried at cost. Interest and dividends are recorded in income when earned.

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

Capitalized technology costs
We capitalize certain software development and website implementation costs. Capitalized costs only include incremental, direct costs of materials and services incurred to develop the software after the preliminary project stage is completed, funding has been committed and it is probable that the project will be completed and used to perform the function intended. Incremental costs are expenditures that are out-of-pocket to us and are not part of an allocation or existing expense base. Software development and website implementation costs are expensed as incurred during the preliminary project stage. Capitalized costs are amortized from the year the software is ready for its intended use over its estimated useful life, three to seven years, using the straight-line method. Periodically, we evaluate the amortization methods, remaining lives and recoverability of such costs. Capitalized software development and website implementation costs are included in other non-current assets and are presented net of accumulated amortization. Gross deferred technology costs were $186 million and $145 million as of December 31, 2017 and 2016, respectively. Accumulated amortization of deferred technology costs was $104 million and $91 million as of December 31, 2017 and 2016, respectively.

Fair Value
Certain assets and liabilities are required to be recorded at fair value and classified within a fair value hierarchy based on inputs used when measuring fair value. We have an immaterial amount of forward exchange contracts that are adjusted to fair value on a recurring basis.

Other financial instruments, including cash and cash equivalents and short-term investments, are recorded at cost, which approximates fair value because of the short-term maturity and highly liquid nature of these instruments. The fair value of our total debt borrowings were $3.8 billion and $3.7 billion as of December 31, 2017 and 2016, respectively, and was estimated based on quoted market prices.

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

When conducting the first step of our two step impairment test to evaluate the recoverability of goodwill at the reporting unit level, the estimated fair value of the reporting unit is compared to its carrying value including goodwill. Fair value of the reporting units are estimated using the income approach, which incorporates the use of the discounted free cash flow (“DCF”) analyses and are corroborated using the market approach, which incorporates the use of revenue and earnings multiples based on market data. The DCF analyses are based on the current operating budgets and estimated long-term growth projections for each reporting unit. Future cash flows are discounted based on a market comparable weighted average cost of capital rate for each reporting unit, adjusted for market and other risks where appropriate. In addition, we analyze any difference between the sum of the fair values of the reporting units and our total market capitalization for reasonableness, taking into account certain factors including control premiums.

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

We evaluate the recoverability of indefinite-lived intangible assets by first performing a qualitative analysis evaluating whether any events and circumstances occurred that provide evidence that it is more likely than not that the indefinite-lived asset is impaired. If, based on our evaluation of the events and circumstances that occurred during the year we do not believe that it is more likely than not that the indefinite-lived asset is impaired, no quantitative impairment test is performed. Conversely, if the results of our qualitative assessment determine that it is more likely than not that the indefinite-lived asset is impaired, a quantitative impairment test is performed. If necessary, the impairment test is performed by comparing the estimated fair value of the intangible asset to its carrying value. If the indefinite-lived intangible asset carrying value exceeds its fair value, an impairment analysis is performed using the income approach. An impairment charge is recognized in an amount equal to that excess.

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

We performed our impairment assessment of goodwill and indefinite-lived intangible assets and concluded that no impairment existed for the years ended December 31, 2017, 2016 and 2015.

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

Advertising expense
The cost of advertising is expensed as incurred. We incurred $33 million, $35 million and $33 million in advertising costs for the years ended December 31, 2017, 2016 and 2015, respectively.

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

We file income tax returns in the U.S. federal jurisdiction, various states, and foreign jurisdictions, and we are routinely under audit by many different tax authorities. We believe that our accrual for tax liabilities is adequate for all open audit years based on our assessment of many factors including past experience and interpretations of tax law. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events. It is possible that examinations will be settled prior to December 31, 2018. If any of these tax audit settlements do occur within that period we would make any necessary adjustments to the accrual for unrecognized tax benefits.

For the years ended December 31, 2016 and 2015, we had determined that the undistributed earnings of our foreign subsidiaries were permanently reinvested within those foreign operations. Accordingly, we had not recorded deferred income taxes on these
indefinitely reinvested earnings.   As of December 31, 2017, we have approximately $2.6 billion of undistributed earnings of our foreign subsidiaries.  As a result of the TCJA, more than 70% of these $2.6 billion earnings will no longer be permanently reinvested. We will continue to permanently reinvest approximately $780 million of these undistributed earnings.

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

Contingencies
We accrue for loss contingencies when both (a) information available prior to issuance of the consolidated financial statements indicates that it is probable that a liability had been incurred at the date of the financial statements and (b) the amount of loss can reasonably be estimated. We continually assess the likelihood of any adverse judgments or outcomes to our contingencies, as well as potential amounts or ranges of probable losses, and recognize a liability, if any, for these contingencies based on an analysis of each matter with the assistance of outside legal counsel and, if applicable, other experts. Because many of these matters are resolved over long periods of time, our estimate of liabilities may change due to new developments, changes in assumptions or changes in our strategy related to the matter. When we accrue for loss contingencies and the reasonable estimate of the loss is within a range, we record our best estimate within the range. We disclose an estimated possible loss or a range of loss when it is at least reasonably possible that a loss may be incurred.

Recent Accounting Standards
In August of 2017, the Financial Accounting Standards Board ("FASB") issued guidance to enhance the hedge accounting model for both nonfinancial and financial risk components, which includes amendments to address certain aspects of recognition and presentation disclosure. The guidance is effective for reporting periods beginning after December 15, 2018. We do not expect this guidance to have a significant impact on our consolidated financial statements.

In May of 2017, the FASB issued guidance that provides clarification on when modification accounting should be used for changes to the terms or conditions of a share-based payment award. This guidance does not change the accounting for modifications but clarifies when modification accounting guidance should be applied. Under the new guidance, an entity should apply modification accounting in response to a change in the terms and conditions of an entity's share-based payment awards unless three newly specified criteria are met. The guidance is effective for reporting periods beginning after December 15, 2017; however, early adoption is permitted. We do not expect this guidance to have a significant impact on our consolidated financial statements.

In March of 2017, the FASB issued guidance to enhance the presentation of net periodic pension cost and net periodic postretirement benefit cost. The guidance requires employers to report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period, and requires the other components of net periodic pension cost and net periodic postretirement benefit cost to be presented in the income statement separately from the service cost component outside a subtotal of income from operations. Additionally, only the service cost component is eligible for capitalization. The guidance is effective for reporting periods beginning after December 15, 2017; however, early adoption is permitted. The guidance is required to be adopted retrospectively with respect to the income statement presentation requirement and prospectively for the capitalization requirement. The change in capitalization requirement will not have a material impact on our consolidated financial statements.We recorded a benefit of $25 million, $24 million and $3 million in 2017, 2016 and 2015, respectively, related to our net periodic benefit costs for our retirement and postretirement plans. These amounts are not necessarily indicative of future amounts that may arise in years following the implementation of this new guidance. See Note 7 – Employee Benefits for additional information related to our retirement and postretirement plans.

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

In March of 2016, the FASB issued guidance to modify several aspects of accounting for share-based payment transactions, including the accounting for income taxes, forfeitures, statutory tax withholding requirements, as well as classification in the statement of cash flows. This guidance requires recognizing excess tax benefits and deficiencies as income tax expense or benefit in the statement of income, instead of in equity. The guidance was effective on January 1, 2017 and was adopted as follows: 1) prospectively for the recognition of excess tax benefits and deficiencies in the tax provision, 2) retrospectively for the classification of excess tax benefits and deficiencies in the statement of cash flows, and 3) retrospectively for the classification of cash paid for shares withheld to satisfy employee taxes in the statement of cash flows. For the year ended December 31, 2017, excess tax benefits from share-based payments of $72 million were recognized as an income tax benefit in our consolidated statements of income and classified as an operating activity in our consolidated statements of cash flows. For the years ended December 31, 2016 and 2015, we reclassified $41 million and $69 million, respectively, of excess tax benefits from share-based payments from a financing activity to an operating activity in our consolidated statements of cash flows. In addition, cash paid for shares withheld on the employees' behalf of $49 million was classified as a financing activity in our consolidated statements of cash flows for the year ended December 31, 2017. Cash paid for employee taxes of $55 million and $92 million were reclassified from an operating activity to a financing activity in our consolidated statements of cash flows for the years ended December 31, 2016 and 2015, respectively.

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

In May of 2014, the FASB and the International Accounting Standards Board (“IASB”) issued jointly a converged standard on the recognition of revenue from contracts with customers, which is intended to improve the financial reporting of revenue and comparability of the top line in financial statements globally. The core principle of the new standard is for the recognition of revenue to depict the transfer of goods or services to customers in amounts that reflect the payment to which the company expects to be entitled in exchange for those goods or services. The new standard will also result in enhanced revenue disclosures, provide guidance for transactions that were not previously addressed comprehensively and improve guidance for multiple-element arrangements. In August of 2015, the FASB issued guidance deferring the effective date of the new revenue standard by one year. Subsequently, the FASB issued implementation guidance related to the new revenue standard, including the following: In March of 2016, the FASB issued guidance to clarify the implementation guidance on principal versus agent considerations; in April of 2016, the FASB clarified guidance on performance obligations and the licensing implementation guidance; in May of 2016, the FASB issued a practical expedient in response to identified implementation issues. The new guidance will be effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. We have completed our evaluation of changes to our accounting policies, business processes, systems and internal controls to support the recognition and disclosure requirements under the new standard. We will adopt the new revenue standard effective January 1,

2018 using the modified retrospective transition method. Based on our analysis, adoption of the new standard will impact: (1) the capitalization of costs to obtain contracts with our customers and the related amortization period of those costs; (2) the timing of when fees for certain Ratings products that are recognized to match when the customer obtains control of the product; 3) the accounting for long-term deferred revenue in our Ratings segment which contain a financing component; and 4) the presentation of sales of certain of our jointly-owned products in our Market and Commodities Intelligence segment, where revenue will be recognized on a gross rather than net basis. The aggregate impact of these adjustments on our opening balance sheet will be an increase to retained earnings of approximately $40 million, with the increase driven primarily by the capitalization of costs to obtain contracts with our customers of approximately $79 million previously expensed, offset by the deferral of income associated with our Ratings products of approximately $14 million previously recognized in revenue, the net impact of recording expense associated with the significant financing component of Ratings' long term deferred revenue of approximately $12 million, and a net increase to the associated deferred tax assets and deferred tax liabilities associated with these adjustments of approximately $13 million.

Reclassification
Certain prior year amounts have been reclassified for comparability purposes.

2. Acquisitions and Divestitures

Acquisitions

2017
For the year ended December 31, 2017, we paid cash for acquisitions, net of cash acquired, totaling $83 million. None of our acquisitions were material either individually or in the aggregate, including the pro forma impact on earnings. All acquisitions were funded with cash flows from operations. Acquisitions completed during the year ended December 31, 2017 included:

•
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

•
In June of 2017, CRISIL, included within our Ratings segment, acquired 8.9% of the outstanding shares of CARE Ratings Limited ("CARE") from Canara Bank. CARE is a Securities and Exchange Board of India registered credit rating agency providing various rating and grading services in India whose shares are publicly traded on both the Bombay Stock Exchange and the National Stock Exchange of India. We accounted for the investment in CARE as available-for-sale using the fair value method of accounting. The investment balance as of December 31, 2017 of $54 million is included in other non-current assets in our consolidated balance sheet. The change in the fair value of this investment is reported in accumulated other comprehensive loss in our consolidated balance sheet. The investment in CARE is not material to our consolidated financial statements.

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

Supplemental Pro Forma Information

Supplemental information on an unaudited pro forma basis is presented below for the year ended December 31, 2015 as if the acquisition of SNL occurred on January 1, 2015. The pro forma financial information is presented for comparative purposes only, based on estimates and assumptions, which the Company believes to be reasonable but not necessarily indicative of the consolidated financial position or results of operations in future periods or the results that actually would have been realized had this acquisition been completed at the beginning of 2015. The unaudited pro forma information includes intangible asset charges and incremental borrowing costs as a result of the acquisition, net of related tax, estimated using the Company's effective tax rate for continuing operations for the periods presented.

(in millions)	Year Ended
December 31, 2015
Pro forma revenue	$5,477
Pro forma net income	$1,258

Non-cash investing activities
Liabilities assumed in conjunction with our acquisitions are as follows:

(in millions)	Year ended December 31,
	2017	2016	2015
Fair value of assets acquired	$83	$253	$2,576
Cash paid (net of cash acquired)	83	211	2,401
Liabilities assumed	$—	$42	$175

Divestitures - Continuing Operations

2017
In April of 2017, we signed a letter of intent to sell our facility at East Windsor, New Jersey. The fixed assets of the facility of $5 million have been classified as held for sale, which is included in prepaid and other current assets in our consolidated balance sheet as of December 31, 2017.

In January of 2017, we completed the sale of Quant House SAS ("QuantHouse"), included in our Market and Commodities Intelligence segment, to QH Holdco, an independent third party. In November of 2016, we entered into a put option agreement that gave the Company the right, but not the obligation, to put the entire share capital of QuantHouse to QH Holdco. As a result, we classified the assets and liabilities of QuantHouse, net of our costs to sell, as held for sale, which were included in prepaid and other current assets and other current liabilities, respectively, in our consolidated balance sheet as of December 31, 2016 resulting in an aggregate loss of $31 million. On January 4, 2017, we exercised the put option, thereby entering into a definitive agreement to sell QuantHouse to QH Holdco. On January 9, 2017, we completed the sale of QuantHouse to QH Holdco.

The components of assets and liabilities held for sale related to QuantHouse, which were included in prepaid and other current assets and other current liabilities in the consolidated balance sheet, consist of the following:

(in millions)	December 31, 2016
Accounts receivable, net	$4
Other assets	3
Assets of a business held for sale	$7

Accounts payable and accrued expenses	$3
Unearned revenue	7
Other liabilities	35
Liabilities of a business held for sale	$45

2016
During the year ended December 31, 2016, we completed the following dispositions that resulted in a net pre-tax gain of $1.1 billion, which was included in gain on dispositions in the consolidated statement of income:

•
In October of 2016, we completed the sale of Standard & Poor's Securities Evaluations, Inc. ("SPSE") and Credit Market Analysis ("CMA"), two businesses within our Market and Commodities Intelligence segment, for $425 million in cash to Intercontinental Exchange, an operator of global exchanges, clearing houses and data services. During the year ended December 31, 2016, we recorded a pre-tax gain of $364 million ($297 million after-tax) in gain on dispositions in the consolidated statement of income related to the sale of SPSE and CMA. Additionally, in October of 2016, we completed the sale of Equity and Fund Research ("Equity Research") to CFRA, a leading independent provider of forensic accounting research, analytics and advisory services. During the year ended December 31, 2016, we recorded a pre-tax gain of $9 million ($5 million after-tax) in gain on dispositions in the consolidated statement of income related to the sale of Equity Research.

•
In September of 2016, we completed the sale of J.D. Power, included within our Market and Commodities Intelligence segment, for $1.1 billion to XIO Group, a global alternative investments firm headquartered in London. During the year ended December 31, 2016, we recorded a pre-tax gain of $728 million ($516 million after-tax) in gain on dispositions in the consolidated statement of income related to the sale of J.D. Power.

2015
During the year ended December 31, 2015, we recorded a pre-tax gain of $11 million in gain on dispositions in the consolidated statement of income related to the sale of our interest in a legacy McGraw Hill Construction investment.

The operating profit of our businesses that were disposed of or held for sale for the years ending December 31, 2017, 2016, and 2015 is as follows:

(in millions)	Year ended December 31,
	2017	2016	2015
Operating profit [1]	$—	$62	$85
1 The year ended December 31, 2016 excludes a pre-tax gain of $1.1 billion on our dispositions.

3. Goodwill and Other Intangible Assets

Goodwill

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired.

The change in the carrying amount of goodwill by segment is shown below:

(in millions)	Ratings	Market and Commodities Intelligence	Indices	Total
Balance as of December 31, 2015	$114	$2,392	$376	$2,882
Acquisitions	—	106	7	113
Dispositions	—	(35)	—	(35)
Other [1]	(5)	(6)	—	(11)
Balance as of December 31, 2016	109	2,457	383	2,949
Other [1]	5	27	8	40
Balance as of December 31, 2017	$114	$2,484	$391	$2,989

[1]
Primarily relates to the impact of foreign exchange and valuation adjustments for prior period acquisitions. 2016 includes adjustments related to SNL and Petromedia. 2017 includes adjustments related to PIRA, Trucost, RigData and Commodity Flow.

Goodwill additions and dispositions in the table above relate to transactions discussed in Note 2 – Acquisitions and Divestitures.

Other Intangible Assets

Other intangible assets include both indefinite-lived assets not subject to amortization and definite-lived assets subject to amortization. We have indefinite-lived assets with a carrying value of $714 million as of December 31, 2017 and 2016 that consist of the following:

•
$380 million and $90 million for Dow Jones Indices intellectual property and the Dow Jones tradename, respectively, that we recorded as part of the transaction to form S&P Dow Jones Indices LLC in 2012.

•	$185 million within our Market and Commodities Intelligence segment for the SNL tradename.

•	$59 million within our Indices segment for the Goldman Sachs Commodity Index intellectual property and the Broad Market Indices intellectual property.

The following table summarizes our definite-lived intangible assets:

(in millions)
Cost	Databases and software	Content	Customer relationships	Tradenames	Other intangibles	Total
Balance as of December 31, 2015	$510	$139	$168	$47	$269	$1,133
Acquisitions	—	—	—	—	98	98
Dispositions	—	—	—	(2)	(8)	(10)
Impairment [1]	(2)	—	—	—	(22)	(24)
Reclassifications	—	—	165	1	(166)	—
Other (primarily Fx)	(2)	—	(3)	(1)	(8)	(14)
Balance as of December 31, 2016	506	139	330	45	163	1,183
Dispositions	(4)	—	(2)	—	—	(6)
Other [2]	52	—	19	5	(86)	(10)
Balance as of December 31, 2017	$554	$139	$347	$50	$77	$1,167

Accumulated amortization
Balance as of December 31, 2015	$88	$73	$60	$36	$67	$324
Current year amortization	47	14	21	2	12	96
Dispositions	—	—	—	(1)	(6)	(7)
Impairment [1]	(2)	—	—	—	(10)	(12)
Reclassifications	2	—	5	—	(7)	—
Other (primarily Fx)	(3)	—	(2)	(1)	(4)	(10)
Balance as of December 31, 2016	132	87	84	36	52	391
Current year amortization	52	14	22	4	6	98
Dispositions	(3)	—	(2)	—	(1)	(6)
Reclassifications	2	—	1	1	(4)	—
Other (primarily Fx)	4	—	1	1	4	10
Balance as of December 31, 2017	$187	$101	$106	$42	$57	$493

Net definite-lived intangibles:
December 31, 2016	$374	$52	$246	$9	$111	$792
December 31, 2017	$367	$38	$241	$8	$20	$674

[1]	Relates to a technology-related impairment charge at Market and Commodities Intelligence and recorded in selling and general expenses in the consolidated statement of income.

[2]	Primarily relates to the impact of foreign exchange and valuation adjustments for prior period acquisitions. 2017 includes adjustments related to PIRA, Trucost, RigData and Commodity Flow.

Definite-lived intangible assets are being amortized on a straight-line basis over periods of up to 20 years. The weighted-average life of the intangible assets as of December 31, 2017 is approximately 12 years.

Amortization expense for the years ended December 31, 2017, 2016 and 2015 was $98 million, $96 million, and $67 million, respectively. Expected amortization expense for intangible assets over the next five years for the years ended December 31, assuming no further acquisitions or dispositions, is as follows:

(in millions)	2018	2019	2020	2021	2022
Amortization expense	$95	$88	$82	$70	$68

4. Taxes on Income

Comprehensive tax legislation enacted through the Tax Cuts and Jobs Act (“TCJA”) on December 22, 2017, significantly modified U.S. corporate income tax law. Provisional amounts have been recorded in our financial statements based on the Company’s initial analysis of the TCJA. The Company may adjust these amounts in future periods if our interpretation of the TCJA changes or as additional guidance from the U.S. Treasury becomes available. As a result of the TCJA, a provisional amount of $149 million has been recorded which reflects a one-time tax charge of approximately $173 million on the deemed repatriation of foreign earnings and a one-time tax benefit of approximately $24 million in respect of the re-valuation of net U.S. deferred tax liabilities at the reduced corporate income tax rate.

Income before taxes on income resulting from domestic and foreign operations is as follows:

(in millions)	Year Ended December 31,
	2017	2016	2015
Domestic operations	$1,723	$2,585	$1,266
Foreign operations	738	603	549
Total income before taxes	$2,461	$3,188	$1,815

The provision for taxes on income consists of the following:

(in millions)	Year Ended December 31,
	2017	2016	2015
Federal:
Current	$489	$641	$90
Deferred	63	79	276
Total federal	552	720	366
Foreign:
Current	194	133	111
Deferred	(3)	(4)	(1)
Total foreign	191	129	110
State and local:
Current	73	99	34
Deferred	7	12	37
Total state and local	80	111	71
Total provision for taxes	$823	$960	$547

A reconciliation of the U.S. federal statutory income tax rate to our effective income tax rate for financial reporting purposes is as follows:

	Year Ended December 31,
	2017	2016	2015
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
State and local income taxes	2.5	2.7	2.6
Divestitures	—	(4.3)	—
Foreign operations	(3.9)	(2.0)	(3.2)
Impact of TCJA	6.0	—	—
Stock-based compensation	(2.7)	—	—
S&P Dow Jones Indices LLC joint venture	(1.8)	(1.2)	(2.0)
Tax credits and incentives	(2.1)	(1.6)	(2.9)
Other, net	0.4	1.5	0.6
Effective income tax rate	33.4%	30.1%	30.1%

The principal temporary differences between the accounting for income and expenses for financial reporting and income tax purposes are as follows:

(in millions)	December 31,
	2017	2016
Deferred tax assets:
Legal and regulatory settlements	$27	$23
Employee compensation	50	78
Accrued expenses	47	87
Postretirement benefits	34	105
Unearned revenue	26	33
Allowance for doubtful accounts	8	11
Loss carryforwards	135	112
Other	45	3
Total deferred tax assets	372	452
Deferred tax liabilities:
Goodwill and intangible assets	(249)	(320)
Fixed assets	(4)	(3)
Other	—	—
Total deferred tax liabilities	(253)	(323)
Net deferred income tax asset before valuation allowance	119	129
Valuation allowance	(127)	(116)
Net deferred income tax (liability) asset	$(8)	$13
Reported as:
Non-current deferred tax assets	$59	$61
Non-current deferred tax liabilities	(67)	(48)
Net deferred income tax (liability) asset	$(8)	$13

We record valuation allowances against deferred income tax assets when we determine that it is more likely than not that such deferred income tax assets will not be realized based upon all the available evidence. The valuation allowance is primarily related to operating losses.

We have not recorded deferred income taxes applicable to undistributed earnings of foreign subsidiaries that are indefinitely reinvested in foreign operations. Undistributed earnings that are indefinitely reinvested in foreign operations amounted to $780 million at December 31, 2017. Quantification of the deferred tax liability, if any, associated with indefinitely reinvested earnings is not practicable.

We made net income tax payments for continuing and discontinued operations totaling $709 million in 2017, $683 million in 2016, and $260 million in 2015. As of December 31, 2017, we had net operating loss carryforwards of $564 million, of which a major portion has an unlimited carryover period under current law.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in millions)	Year ended December 31,
	2017	2016	2015
Balance at beginning of year	$221	$162	$155
Additions based on tax positions related to the current year	23	48	24
Additions for tax positions of prior years	17	20	16
Reduction for tax positions of prior years	(32)	(3)	(15)
Reduction for settlements	(5)	(6)	(18)
Expiration of applicable statutes of limitations	(12)	—	—
Balance at end of year	$212	$221	$162

The total amount of federal, state and local, and foreign unrecognized tax benefits as of December 31, 2017, 2016 and 2015 was $212 million, $221 million and $162 million, respectively, exclusive of interest and penalties. During the period ending December 31, 2017, the change in unrecognized tax benefits resulted in a net reduction of tax expense of $4 million.

We recognize accrued interest and penalties related to unrecognized tax benefits in interest expense and operating-related expense, respectively. In addition to the unrecognized tax benefits, as of December 31, 2017 and 2016, we had $59 million and $44 million, respectively, of accrued interest and penalties associated with unrecognized tax benefits. Based on the current status of income tax audits, we believe that the total amount of unrecognized tax benefits on the balance sheet may be reduced by up to approximately $60 million in the next twelve months as a result of the resolution of local tax examinations.

The U.S. federal income tax audits for 2016 and 2015 are in process. During 2017, we completed various state and foreign tax audits and, with few exceptions, we are no longer subject to federal, state and local, or non-U.S. income tax examinations by tax authorities for the years before 2010. The impact to tax expense in 2017, 2016 and 2015 was not material.

We file income tax returns in the U.S. federal jurisdiction, various states, and foreign jurisdictions, and we are routinely under audit by many different tax authorities. We believe that our accrual for tax liabilities is adequate for all open audit years based on an assessment of many factors including past experience and interpretations of tax law. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events. It is possible that tax examinations will be settled prior to December 31, 2018. If any of these tax audit settlements do occur within that period, we would make any necessary adjustments to the accrual for unrecognized tax benefits.

5. Debt

A summary of short-term and long-term debt outstanding is as follows:

(in millions)	December 31,
	2017	2016
2.5% Senior Notes, due 2018 [1]	$399	$398
3.3% Senior Notes, due 2020 [2]	697	696
4.0% Senior Notes, due 2025 [3]	692	691
4.4% Senior Notes, due 2026 [4]	892	891
2.95% Senior Notes, due 2027 [5]	493	492
6.55% Senior Notes, due 2037 [6]	396	396
Total debt	3,569	3,564
Less: short-term debt including current maturities	399	—
Long-term debt	$3,170	$3,564

[1]	Interest payments are due semiannually on February 15 and August 15, and as of December 31, 2017, the unamortized debt discount and issuance costs total $1 million.

[2]	Interest payments are due semiannually on February 14 and August 14, and as of December 31, 2017, the unamortized debt discount and issuance costs total $3 million.

[3]	Interest payments are due semiannually on June 15 and December 15, and as of December 31, 2017, the unamortized debt discount and issuance costs total $8 million.

[4]	Interest payments are due semiannually on February 15 and August 15, and as of December 31, 2017, the unamortized debt discount and issuance costs total $8 million.

[5]	Interest payments are due semiannually on January 22 and July 22, and as of December 31, 2017, the unamortized debt discount and issuance costs total $7 million.

[6]	Interest payments are due semiannually on May 15 and November 15, and as of December 31, 2017, the unamortized debt discount and issuance costs total $4 million.

Annual debt maturities are scheduled as follows based on book values as of December 31, 2017: $399 million due in 2018, no amounts due in 2019, $697 million due in 2020, no amounts due in 2021, and $2.5 billion due thereafter.

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

On June 30, 2017, we entered into a revolving $1.2 billion five-year credit agreement (our "credit facility") that will terminate on June 30, 2022. This credit facility replaced our $1.2 billion five-year credit facility that was scheduled to terminate on June 30, 2020. The previous credit facility was canceled immediately after the new credit facility became effective. There were no outstanding borrowings under the previous credit facility when it was replaced.

We have the ability to borrow a total of $1.2 billion through our commercial paper program, which is supported by our credit facility. There were no commercial paper borrowings outstanding as of December 31, 2017 and 2016.

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

Our exposure to market risk includes changes in foreign exchange rates. We have operations in foreign countries where the functional currency is primarily the local currency. For international operations that are determined to be extensions of the parent company, the U.S. dollar is the functional currency. We typically have naturally hedged positions in most countries from a local currency perspective with offsetting assets and liabilities. As of December 31, 2017 and December 31, 2016, we have entered into foreign exchange forward contracts to mitigate or hedge the effect of adverse fluctuations in foreign currency exchange rates. Foreign currency forward contracts are recorded at fair value that is based on foreign currency exchange rates in active markets; therefore, we classify these derivative contracts within Level 2 of the fair value hierarchy. We do not enter into any derivative financial instruments for speculative purposes.

Undesignated Derivative Instruments

During the three months ended December 31, 2017, we entered into foreign exchange forward contracts in order to mitigate the change in fair value of specific assets and liabilities in the consolidated balance sheet. These forward contracts do not qualify for hedge accounting. As of December 31, 2017, the aggregate notional value of these outstanding forward contracts was $130 million. The changes in fair value of these forward contracts are recorded in prepaid and other assets in the consolidated balance sheet with their corresponding change in fair value recognized into selling and general expenses in the consolidated statement of income. The net gain recorded in selling and general expense for the year ended December 31, 2017 related to these contracts was $3 million.

Cash Flow Hedges
During the three months ended March 31, 2017 and December 31, 2017, we entered into a series of foreign exchange forward contracts to hedge a portion of our Indian rupee, British pound, and Euro exposures through the fourth quarter of 2017 and 2018, respectively. These contracts are intended to offset the impact of the movement of exchange rates on future revenue and operating costs and are scheduled to mature within twelve months. The changes in the fair value of these contracts are initially reported in accumulated other comprehensive loss in our consolidated balance sheet and are subsequently reclassified into revenue and selling and general expenses in the same period that the hedged transaction affects earnings.
During the three months ended March 31, 2016, we entered into a series of foreign exchange forward contracts to hedge a portion of our Indian Rupee exposure through the fourth quarter of 2016. These contracts were intended to offset the impact of the movement of exchange rates on future operating costs and matured at the end of each quarter during 2016. The changes in the fair value of these contracts were initially reported in accumulated other comprehensive loss in our consolidated balance sheet and subsequently reclassified into selling and general expenses in the same period that the hedge contract matures.
As of December 31, 2017, we estimate that $2 million of the net gains related to derivatives designated as cash flow hedges recorded in other comprehensive income is expected to be reclassified into earnings within the next twelve months. There was no material hedge ineffectiveness for the year ended December 31, 2017.
As of December 31, 2017 and December 31, 2016, the aggregate notional value of our outstanding foreign currency forward contracts designated as cash flow hedges was $307 million and $65 million, respectively.
The following table provides information on the location and fair value amounts of our cash flow hedges as of December 31, 2017 and December 31, 2016:

(in millions)		December 31,	December 31,
Balance Sheet Location		2017	2016
Derivatives designated as cash flow hedges:
Prepaid and other current assets	Foreign exchange forward contracts	$3	$3
The following table provides information on the location and amounts of pre-tax gains (losses) on our cash flow hedges for the years ended December 31:

(in millions)	Gain (Loss) Recognized in Accumulated Other Comprehensive Loss (effective portion)			Location of Gain Reclassified from Accumulated Other Comprehensive Loss into Income (effective portion)	Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (effective portion)
Cash flow hedges - designated as hedging instruments	2017	2016	2015		2017	2016	2015
Foreign exchange forward contracts	$—	$3	$—	Selling and general expenses	$9	$4	$—

The activity related to the change in unrealized gains (losses) in accumulated other comprehensive loss was as follows for the years ended December 31:

(in millions)	Year ended December 31,
	2017	2016	2015
Net unrealized gains (losses) on cash flow hedges, net of taxes, beginning of year	$2	$(1)	$(1)
Change in fair value, net of tax	9	7	—
Reclassification into earnings, net of tax	(9)	(4)	—
Net unrealized gains (losses) on cash flow hedges, net of taxes, end of year	$2	$2	$(1)

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

We recognize the funded status of our retirement and postretirement plans in the consolidated balance sheets, with a corresponding adjustment to accumulated other comprehensive loss, net of taxes. The amounts in accumulated other comprehensive loss represent net unrecognized actuarial losses and unrecognized prior service costs. These amounts will be subsequently recognized as net periodic pension cost pursuant to our accounting policy for amortizing such amounts.

Benefit Obligation

A summary of the benefit obligation and the fair value of plan assets, as well as the funded status for the retirement and postretirement plans as of December 31, 2017 and 2016, is as follows (benefits paid in the table below include only those amounts contributed directly to or paid directly from plan assets):

(in millions)	Retirement Plans		Postretirement Plans
	2017	2016	2017	2016
Net benefit obligation at beginning of year	$2,260	$2,199	$57	$80
Service cost	3	3	—	—
Interest cost	74	78	2	2
Plan participants’ contributions	—	—	3	4
Actuarial loss (gain)	107	196	(5)	(6)
Gross benefits paid	(110)	(121)	(8)	(10)
Foreign currency effect	38	(75)	—	—
Other adjustments [1]	(43)	(20)	—	(13)
Net benefit obligation at end of year	2,329	2,260	49	57
Fair value of plan assets at beginning of year	2,073	2,023	—	—
Actual return on plan assets	263	259	—	—
Employer contributions	8	8	25	6
Plan participants’ contributions	—	—	3	4
Gross benefits paid	(110)	(121)	(8)	(10)
Foreign currency effect	31	(74)		—
Other adjustments	(46)	(22)		—
Fair value of plan assets at end of year	2,219	2,073	20	—
Funded status	$(110)	$(187)	$(29)	$(57)
Amounts recognized in consolidated balance sheets:
Non-current assets	$114	$46	$—	$—
Current liabilities	(9)	(8)	—	(8)
Non-current liabilities	(215)	(225)	(29)	(49)
	$(110)	$(187)	$(29)	$(57)
Accumulated benefit obligation	$2,319	$2,251
Plans with accumulated benefit obligation in excess of the fair value of plan assets:
Projected benefit obligation	$224	$674
Accumulated benefit obligation	$214	$665
Fair value of plan assets	$—	$441
Amounts recognized in accumulated other comprehensive loss, net of tax:
Net actuarial loss (gain)	$451	$483	$(37)	$(35)
Prior service credit	1	1	(12)	(13)
Total recognized	$452	$484	$(49)	$(48)

[1]	Relates to the impact of retiree annuity purchases.

The actuarial loss included in accumulated other comprehensive loss for our retirement plans and expected to be recognized in net periodic pension cost during the year ending December 31, 2018 is $19 million. There is no prior service credit included in accumulated other comprehensive loss for our retirement plans expected to be recognized in net periodic benefit cost during the year ending December 31, 2018.

There is an immaterial amount of actuarial loss and prior service credit included in accumulated other comprehensive loss for our postretirement plans expected to be recognized in net periodic benefit cost during the year ending December 31, 2018.

Net Periodic Benefit Cost

For purposes of determining annual pension cost, prior service costs are being amortized straight-line over the average expected remaining lifetime of plan participants expected to receive benefits.

A summary of net periodic benefit cost for our retirement and postretirement plans for the years ended December 31, is as follows:

(in millions)	Retirement Plans			Postretirement Plans
	2017	2016	2015	2017	2016	2015
Service cost	$3	$3	$6	$—	$—	$—
Interest cost	74	78	96	2	2	3
Expected return on assets	(126)	(122)	(127)	—	—	—
Amortization of:
Actuarial loss (gain)	18	16	20	(2)	(1)	—
Prior service (credit) cost	—	—	—	(2)	—	(1)
Other [1]	8	—	—	—	—	—
Net periodic benefit cost	$(23)	$(25)	$(5)	$(2)	$1	$2

[1]	Represents a charge related to our U.K retirement plan.

Our U.K. retirement plan accounted for a benefit of $6 million in 2017, $10 million in 2016, and $10 million in 2015 of the net periodic benefit cost attributable to the funded plans.

Other changes in plan assets and benefit obligations recognized in other comprehensive income, net of tax for the years ended December 31, are as follows:

(in millions)	Retirement Plans			Postretirement Plans
	2017	2016	2015	2017	2016	2015
Net actuarial (gain) loss	$(20)	$60	$(6)	$(3)	$(12)	$(17)
Recognized actuarial (gain) loss	(12)	(10)	(13)	1	1	—
Prior service (credit) cost	—	—	—	1	(8)	1
Other [1]	(7)
Total recognized	$(39)	$50	$(19)	$(1)	$(19)	$(16)

[1]	Represents a charge related to our U.K retirement plan.

The total cost for our retirement plans was $70 million for 2017, $69 million for 2016 and $91 million for 2015. Included in the total retirement plans cost are defined contribution plans cost of $70 million for 2017, $65 million for 2016 and $67 million for 2015.

Assumptions

	Retirement Plans			Postretirement Plans
	2017	2016	2015	2017	2016	2015
Benefit obligation:
Discount rate [2]	3.68%	4.14%	4.47%	3.40%	3.69%	3.90%
Net periodic cost:
Weighted-average healthcare cost rate [1]				7.00%	7.00%	7.00%
Discount rate - U.S. plan [2]	4.13%	4.47%	4.15%	3.69%	3.94%	3.60%
Discount rate - U.K. plan [2]	2.58%	3.84%	3.80%
Return on assets [3]	6.25%	6.25%	6.25%

[1]
The assumed weighted-average healthcare cost trend rate will decrease ratably from 7% in 2017 to 5% in 2024 and remain at that level thereafter. Assumed healthcare cost trends have an effect on the amounts reported for the healthcare plans. A one percentage point change in assumed healthcare cost trend creates the following effects:

(in millions)	1% point increase	1% point decrease
Effect on postretirement obligation	$—	$—

[2]
Effective January 1, 2017, we changed our discount rate assumption on our U.S. retirement plans to 4.13% from 4.47% in 2016 and changed our discount rate assumption on our U.K. plan to 2.58% from 3.84% in 2016 . At the end of 2015, we changed our approach used to measure service and interest costs on all of our retirement plans. For 2015 and prior periods presented, we measured service and interest costs utilizing a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation. For 2016 and 2017, we elected to measure service and interest costs by applying the specific spot rates along that yield curve to the plans' liability cash flows. We believe this new approach provides a more precise measurement of service and interest costs by aligning the timing of the plans' liability cash flows to the corresponding spot rates on the yield curve. This change does not affect the measurement of our benefit obligation. We have accounted for this change as a change in accounting estimate that is inseparable from a change in accounting principle and, accordingly, have accounted for it on a prospective basis. Pension and postretirement medical costs decreased by approximately $10 million in 2017 and $14 million in 2016 as a result of this change.

[3]
The expected return on assets assumption is calculated based on the plan’s asset allocation strategy and projected market returns over the long-term. Effective January 1, 2018, our return on assets assumption for the U.S. plan and U.K. plan decreased to 6.00% from 6.25%.

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

Expected employer contributions in 2018 are $9 million and $7 million for our retirement and postretirement plans respectively. In 2018, we may elect to make additional non-required contributions depending on investment performance and the pension plan status. Information about the expected cash flows for our retirement and postretirement plans and the impact of the Medicare subsidy is as follows:

(in millions)		Postretirement Plans [2]
	Retirement [1] Plans	Gross payments	Retiree contributions	Medicare subsidy [3]	Net payments
2018	$88	$9	$(3)	$—	$6
2019	90	8	(3)	—	5
2020	93	8	(2)	—	6
2021	96	7	(2)	—	5
2022	99	6	(2)	—	4
2023-2027	527	24	(9)	—	15

[1]	Reflects the total benefits expected to be paid from the plans or from our assets including both our share of the benefit cost and the participants’ share of the cost.

[2]	Reflects the total benefits expected to be paid from our assets.

[3]	Expected medicare subsidy amounts, for the years presented, are less than $1 million.

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

•	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
The fair value of our defined benefit plans assets as of December 31, 2017 and 2016, by asset class is as follows:

(in millions)	December 31, 2017
	Total	Level 1	Level 2	Level 3
Cash and short-term investments	$10	$10	$—	$—
Equities:
U.S. indexes [1]	50	50	—	—
U.S. growth and value	109	109	—	—
U.K.	5	5	—	—
International, excluding U.K.	45	45	—	—
Fixed income:
Long duration strategy [2]	1,076	—	1,076	—
Intermediate duration securities	35	—	35	—
Agency mortgage backed securities	5	—	5	—
Asset backed securities	19	—	19	—
Non-agency mortgage backed securities [3]	15	—	15	—
International, excluding U.K.	18	—	18	—
Real Estate
U.K. [4]	39	—	—	39
Total	$1,426	$219	$1,168	$39
Collective investment funds	$793
Total	$2,219

(in millions)	December 31, 2016
	Total	Level 1	Level 2	Level 3
Cash, short-term investments, and other	$38	$38	$—	$—
Equities:
U.S. indexes [1]	69	69	—	—
U.S. growth and value	103	103	—	—
U.K.	3	3	—	—
International, excluding U.K.	38	38	—	—
Fixed income:
Long duration strategy [2]	970	—	970	—
Intermediate duration securities	32	—	32	—
Agency mortgage backed securities	5	—	5	—
Asset backed securities	19	—	19	—
Non-agency mortgage backed securities [3]	20	—	20	—
International	16	—	16	—
Real Estate
U.K. [4]	11	—	—	11
Total	$1,324	$251	$1,062	$11
Collective investment funds	$749
Total	$2,073

[1]	Includes securities that are tracked in the S&P Smallcap 600 index.

[2]	Includes securities that are mainly investment grade obligations of issuers in the U.S.

[3]	Includes U.S. mortgage-backed securities that are not backed by the U.S. government.

[4]	Includes a fund which holds real estate properties in the U.K.
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

The trustee obtains estimated prices from vendors for securities that are not easily quotable and they are categorized accordingly as Level 3. The following table details further information on our plan assets where we have used significant unobservable inputs (Level 3):

(in millions)	Level 3
Balance as of December 31, 2016	$11
Purchases	28
Distributions	(1)
Gain (loss)	1
Balance as of December 31, 2017	$39

Pension Trusts’ Asset Allocations

There are two pension trusts, one in the U.S. and one in the U.K.

•
The U.S. pension trust had assets of $1,739 million and $1,632 million as of December 31, 2017 and 2016 respectively, and the target allocations in 2017 include 68% fixed income, 27% domestic equities and 5% international equities.

•
The U.K. pension trust had assets of $480 million and $441 million as of December 31, 2017 and 2016, respectively, and the target allocations in 2017 include 40% fixed income, 30% diversified growth funds, 20% equities and 10% real estate.

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

U.S. Defined Contribution Plans

Assets of the defined contribution plans in the U.S. consist primarily of investment options which include actively managed equity, indexed equity, actively managed equity/bond funds, target date funds, S&P Global Inc. common stock, stable value and money market strategies. There is also a self-directed mutual fund investment option. The plans purchased 228,248 shares and sold 297,750 shares of S&P Global Inc. common stock in 2017 and purchased 216,035 shares and sold 437,283 shares of S&P Global Inc. common stock in 2016. The plans held approximately 1.5 million shares of S&P Global Inc. common stock as of December 31, 2017 and 1.6 million shares as of December 31, 2016, with market values of $255 million and $171 million, respectively. The plans received dividends on S&P Global Inc. common stock of $3 million and $2 million during the years ended December 31, 2017 and December 31, 2016 respectively.

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

The number of common shares reserved for issuance are as follows:

(in millions)	December 31,
	2017	2016
Shares available for granting under the 2002 Plan	33.8	33.5
Options outstanding	2.1	3.8
Total shares reserved for issuance [1]	35.9	37.3

[1]	Shares reserved for issuance under the Director Deferred Stock Ownership Plan are not included in the total, but are less than 0.1 million.

We issue treasury shares upon exercise of stock options and the issuance of restricted stock and unit awards. To offset the dilutive effect of the exercise of employee stock options, we periodically repurchase shares. See Note 9 – Equity for further discussion.

Stock-based compensation expense and the corresponding tax benefit are as follows:

(in millions)	Year Ended December 31,
	2017	2016	2015
Stock option expense	$3	$7	$14
Restricted stock and unit awards expense	96	69	64
Total stock-based compensation expense	$99	$76	$78

Tax benefit	$38	$29	$29

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

We use a lattice-based option-pricing model to estimate the fair value of options granted. The following assumptions were used in valuing the options granted:

Year Ended
December 31, 2015
Risk-free average interest rate	0.2 - 1.9%
Dividend yield	1.4%
Volatility	21 - 39%
Expected life (years)	6.3
Weighted-average grant-date fair value per option	$27.57

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

During 2015, we stopped granting stock options as part of our employees' total stock-based incentive awards. There were no stock options granted in 2017 and 2016 and a minimal amount of stock options granted in 2015.

Stock option activity is as follows:

(in millions, except per award amounts)	Shares	Weighted average exercise price	Weighted-average remaining years of contractual term	Aggregate intrinsic value
Options outstanding as of December 31, 2016	3.8	$43.36
Exercised	(1.7)	$113.04
Forfeited and expired [1]	—	$72.35
Options outstanding as of December 31, 2017	2.1	$44.09	3.5	$270
Options exercisable as of December 31, 2017	2.1	$44.08	3.5	$270
1 There are less 0.1 million shares forfeited and expired.

(in millions, except per award amounts)	Shares	Weighted-average grant-date fair value
Nonvested options outstanding as of December 31, 2016	0.2	$23.42
Vested	(0.2)	$23.40
Forfeited [1]	—	$24.22
Nonvested options outstanding as of December 31, 2017	—	$27.52
Total unrecognized compensation expense related to nonvested options [2]	$—
Weighted-average years to be recognized over	0.1

[1]	There are less than 0.1 million shares forfeited.

[2]	There is less than $1 million of unrecognized compensation expense related to nonvested options.

The total fair value of our stock options that vested during the years ended December 31, 2017, 2016 and 2015 was $4 million, $7 million and $11 million, respectively.

Information regarding our stock option exercises is as follows:

(in millions)	Year Ended December 31,
	2017	2016	2015
Net cash proceeds from the exercise of stock options	$75	$88	$86
Total intrinsic value of stock option exercises	$118	$95	$94
Income tax benefit realized from stock option exercises	$64	$41	$49

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

Restricted stock and unit activity for performance and non-performance awards is as follows:

(in millions, except per award amounts)	Shares	Weighted-average grant-date fair value
Nonvested shares as of December 31, 2016	1.0	$106.31
Granted	0.8	$147.12
Vested	(1.0)	$156.16
Forfeited [1]	—	$107.96
Nonvested shares as of December 31, 2017	0.8	$124.91
Total unrecognized compensation expense related to nonvested awards	$66
Weighted-average years to be recognized over	1.6

[1]	There are less than 0.1 million shares forfeited.

	Year Ended December 31,
	2017	2016	2015
Weighted-average grant-date fair value per award	$147.12	$93.01	$77.06
Total fair value of restricted stock and unit awards vested	$147	$99	$155
Tax benefit relating to restricted stock activity	$36	$26	$24

9. Equity

Capital Stock

Two million shares of preferred stock, par value $1 per share, are authorized; none have been issued.

On February 2, 2018, the Board of Directors approved an increase in the dividends for 2018 to a quarterly rate of $0.50 per common share.

	Year Ended December 31,
	2017	2016	2015
Quarterly dividend rate	$0.41	$0.36	$0.33
Annualized dividend rate	$1.64	$1.44	$1.32
Dividends paid (in millions)	$421	$380	$363

Stock Repurchases

On December 4, 2013, the Board of Directors approved a share repurchase program authorizing the purchase of 50 million shares, which was approximately 18% of the total shares of our outstanding common stock at that time.

Share repurchases were as follows:

(in millions, except average price)	Year Ended December 31,
	2017	2016	2015
Total number of shares purchased [1]	6.8	9.7	10.1
Average price paid per share [2]	$147.74	$113.36	$99.00
Total cash utilized [2]	$1,001	$1,097	$1,000

[1]	2017 and 2016 includes shares received as part of our accelerated share repurchase agreements as described in more detail below.

[2]
In December of 2015, 0.3 million shares were repurchased for approximately $26 million, which settled in January of 2016. Excluding these 0.3 million shares, the average price paid per share was $98.98. Cash used for financing activities only reflects those shares which settled during the year ended December 31, 2017, 2016 and 2015 resulting in $1,001 million, $1,123 million and $974 million of cash used to repurchase shares, respectively.

Our purchased shares may be used for general corporate purposes, including the issuance of shares for stock compensation plans and to offset the dilutive effect of the exercise of employee stock options. As of December 31, 2017, 19 million shares remained available under our current share repurchase program. Our current share repurchase program has no expiration date and purchases under this program may be made from time to time on the open market and in private transactions, depending on market conditions.

Accelerated Share Repurchase Agreements

We entered into an accelerated share repurchase ("ASR") agreement with a financial institution on August 1, 2017 to initiate share repurchases aggregating $500 million. The ASR agreement was structured as an uncapped ASR agreement in which we paid $500 million and received an initial delivery of approximately 2.8 million shares, representing 85% of the $500 million at a price equal to the then market price of the Company. We completed the ASR agreement on October 31, 2017 and received an additional 0.5 million shares. We repurchased a total of 3.2 million shares under the ASR agreement for an average purchase price of $154.46 per share. The total number of shares repurchased under the ASR agreement is equal to $500 million divided by the volume weighted-average share price, less a discount. The repurchased shares are held in Treasury. The ASR agreement was executed under the current share repurchase program, approved on December 4, 2013.

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

The ASR agreements were accounted for as two transactions: a stock purchase transaction and a forward stock purchase contract. The shares delivered under the ASR agreement resulted in a reduction of our outstanding shares used to determine our weighted average common shares outstanding for purposes of calculating basic and diluted earnings per share. The forward stock purchase contract was classified as an equity instrument.

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

Noncontrolling interests that do not contain such redemption features are presented in equity.

Changes to redeemable noncontrolling interest during the year ended December 31, 2017 were as follows:

(in millions)
Balance as of December 31, 2016	$1,080
Net income attributable to noncontrolling interest	127
Distributions to noncontrolling interest	(117)
Redemption value adjustment	260
Balance as of December 31, 2017	$1,350

Accumulated Other Comprehensive Loss

The following table summarizes the changes in the components of accumulated other comprehensive loss for the year ended December 31, 2017:

(in millions)	Foreign Currency Translation Adjustment	Pension and Postretirement Benefit Plans [1]	Unrealized Gain (Loss) on Forward Exchange Contracts [2]	Unrealized Loss on Investment	Accumulated Other Comprehensive Loss
Balance as of December 31, 2016	$(332)	$(443)	$2	—	$(773)
Other comprehensive income before reclassifications	93	30	9	(10)	122
Reclassifications from accumulated other comprehensive loss to net earnings	—	11	(9)	—	2
Net other comprehensive income	93	41	—	(10)	124
Balance as of December 31, 2017	$(239)	$(402)	$2	$(10)	$(649)

[1]	See Note 7 — Employee Benefits for additional details of items reclassed from accumulated other comprehensive loss to net earnings.

[2]	See Note 6 — Derivative Instruments for additional details of items reclassed from accumulated other comprehensive loss to net earnings.

The net actuarial loss and prior service cost related to pension and other postretirement benefit plans included in other comprehensive income is net of a tax provision of $5 million for the year ended December 31, 2017.

10. Earnings per Share

Basic earnings per common share ("EPS") is computed by dividing net income attributable to the common shareholders of the Company by the weighted-average number of common shares outstanding. Diluted EPS is computed in the same manner as basic EPS, except the number of shares is increased to include additional common shares that would have been outstanding if potential common shares with a dilutive effect had been issued. Potential common shares consist primarily of stock options and restricted performance shares calculated using the treasury stock method.

The calculation for basic and diluted EPS is as follows:

(in millions, except per share data)	Year Ended December 31,
	2017	2016	2015
Amount attributable to S&P Global Inc. common shareholders:
Net income	$1,496	$2,106	$1,156

Basic weighted-average number of common shares outstanding	256.3	262.8	271.6
Effect of stock options and other dilutive securities	2.6	2.4	3.0
Diluted weighted-average number of common shares outstanding	258.9	265.2	274.6

Earnings per share attributable to S&P Global Inc. common shareholders:
Net income:
Basic	$5.84	$8.02	$4.26
Diluted	$5.78	$7.94	$4.21

Each period we have certain stock options and restricted performance shares that are potentially excluded from the computation of diluted EPS. The effect of the potential exercise of stock options is excluded when the average market price of our common stock is lower than the exercise price of the related option during the period or when a net loss exists because the effect would have been antidilutive. Additionally, restricted performance shares are excluded because the necessary vesting conditions had not been met or when a net loss exists. As of December 31, 2017, 2016 and 2015, there were no stock options excluded. Restricted performance shares outstanding of 0.6 million, 0.7 million and 0.9 million as of December 31, 2017, 2016 and 2015, respectively, were excluded.

11. Restructuring

During 2017 and 2016, we continued to evaluate our cost structure and further identified cost savings associated with streamlining our management structure and our decision to exit non-strategic businesses. Our 2017 and 2016 restructuring plans consisted of a company-wide workforce reduction of approximately 520 and 230 positions, respectively, and are further detailed below. The charges for each restructuring plan are classified as selling and general expenses within the consolidated statements of income and the reserves are included in other current liabilities in the consolidated balance sheets.

In certain circumstances, reserves are no longer needed because of efficiencies in carrying out the plans or because employees previously identified for separation resigned from the Company and did not receive severance or were reassigned due to circumstances not foreseen when the original plans were initiated. In these cases, we reverse reserves through the consolidated statements of income during the period when it is determined they are no longer needed. There was approximately $7 million of reserves from the 2016 restructuring plan that we have reversed in 2017, which offset the initial charge of $30 million recorded for the 2016 restructuring plan. Also, there was approximately $7 million of reserves from the 2015 restructuring plan that we have reversed in 2016, which offset the initial charge of $63 million recorded for the 2015 restructuring plan.

The initial restructuring charge recorded and the ending reserve balance as of December 31, 2017 by segment is as follows:

	2017 Restructuring Plan		2016 Restructuring Plan
(in millions)	Initial Charge Recorded	Ending Reserve Balance	Initial Charge Recorded	Ending Reserve Balance
Ratings	$25	$24	$14	4
Market and Commodities Intelligence	9	5	10	3
Indices	—	—	1	—
Corporate	10	10	5	1
Total	$44	$39	$30	$8

For the year ended December 31, 2017, we have reduced the reserve for the 2017 restructuring plan by $5 million and for the years ended December 31, 2017 and 2016, we have reduced the reserve for the 2016 restructuring plan by $15 million and $7 million, respectively. The reductions primarily related to cash payments for employee severance costs.

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

Segment information for the years ended December 31 is as follows:

(in millions)	Revenue			Operating Profit
	2017	2016	2015	2017	2016	2015
Ratings [1]	$2,988	$2,535	$2,428	$1,524	$1,262	$1,078
Market and Commodities Intelligence [2]	2,452	2,585	2,376	793	1,822	585
Indices [3]	733	639	597	471	412	392
Intersegment elimination [4]	(110)	(98)	(88)	—	—	—
Total operating segments	6,063	5,661	5,313	2,788	3,496	2,055
Unallocated expense [5]	—	—	—	(178)	(127)	(138)
Total	$6,063	$5,661	$5,313	$2,610	$3,369	$1,917

[1]
Operating profit for the year ended December 31, 2017 includes legal settlement expenses of $55 million and employee severance charges of $25 million. Operating profit for the year ended December 31, 2016 primarily includes a benefit related to net legal settlement insurance recoveries of $10 million and employee severance charges of $6 million. Operating profit for the year ended December 31, 2015 includes net legal settlement expenses of $54 million and employee severance charges of $13 million. Additionally, operating profit includes amortization of intangibles from acquisitions of $4 million for the year ended December 31, 2017 and $5 million for the years ended December 31, 2016 and 2015.

[2]
Operating profit for the year ended December 31, 2017 includes non-cash acquisition and disposition-related adjustments of $15 million, employee severance charges of $9 million, a charge to exit a leased facility of $6 million, and an asset-write off of $2 million. Operating profit for the year ended December 31, 2016 includes a $1.1 billion gain from our dispositions, disposition-related costs of $48 million, a technology-related impairment charge of $24 million and an acquisition-related cost of $1 million. Operating profit for the year ended December 31, 2015 includes acquisition-related costs related to the acquisition of SNL of $37 million and costs related to identified operating efficiencies primarily related to employee severance charges of $33 million. Additionally, operating profit includes amortization of intangibles from acquisitions of $87 million, $85 million and $57 million for the years ended December 31, 2017, 2016 and 2015, respectively.

[3]	Operating profit includes amortization of intangibles from acquisitions of $7 million, $6 million and $5 million for the years ended December 31, 2017, 2016 and 2015, respectively.

[4]
Revenue for Ratings and expenses for Market and Commodities Intelligence include an intersegment royalty charged to Market and Commodities Intelligence for the rights to use and distribute content and data developed by Ratings.

[5]
The year ended December 31, 2017 includes a charge to exit leased facilities of $19 million, employee severance charges of $10 million and a pension related charge of $8 million. The year ended December 31, 2016 includes $3 million from a disposition-related reserve release. The year ended December 31, 2015 includes a gain of $11 million related to the sale of our interest in a legacy McGraw Hill Construction investment and costs related to identified operating efficiencies primarily related to employee severance charges of $10 million.

(in millions)	Depreciation & Amortization			Capital Expenditures
	2017	2016	2015	2017	2016	2015
Ratings	$34	$34	$43	$45	$42	$48
Market and Commodities Intelligence	128	131	99	52	57	78
Indices	9	8	8	3	3	4
Total operating segments	171	173	150	100	102	130
Corporate	9	8	7	23	13	9
Total	$180	$181	$157	$123	$115	$139

Segment information as of December 31 is as follows:

(in millions)	Total Assets
	2017	2016
Ratings	$788	$612
Market and Commodities Intelligence	4,172	4,104
Indices	1,270	1,247
Total operating segments	6,230	5,963
Corporate [1]	3,190	2,699
Assets held for sale [2]	5	7
Total	$9,425	$8,669

[1]	Corporate assets consist principally of cash and cash equivalents, assets for pension benefits, deferred income taxes and leasehold improvements related to subleased areas.

[2]	Includes East Windsor, New Jersey facility and QuantHouse as of December 31, 2017 and 2016, respectively.

We do not have operations in any foreign country that represent more than 7% of our consolidated revenue. Transfers between geographic areas are recorded at agreed upon prices and intercompany revenue and profit are eliminated. No single customer accounted for more than 10% of our consolidated revenue.

The following provides revenue and long-lived assets by geographic region:

(in millions)	Revenue			Long-lived Assets
	Year ended December 31,			December 31,
	2017	2016	2015	2017	2016
U.S.	$3,658	$3,461	$3,202	$4,285	$4,335
European region	1,473	1,330	1,265	346	341
Asia	594	575	566	54	58
Rest of the world	338	295	280	49	46
Total	$6,063	$5,661	$5,313	$4,734	$4,780

	Revenue			Long-lived Assets
	Year ended December 31,			December 31,
	2017	2016	2015	2017	2016
U.S.	60%	61%	60%	91%	91%
European region	24	24	24	7	7
Asia	10	10	11	1	1
Rest of the world	6	5	5	1	1
Total	100%	100%	100%	100%	100%

See Note 2 – Acquisitions and Divestitures and Note 11 – Restructuring, for actions that impacted the segment operating results.

13. Commitments and Contingencies

Related Party Agreement

In June of 2012, we entered into a license agreement (the "License Agreement") with the holder of S&P Dow Jones Indices LLC noncontrolling interest, CME Group, which replaced the 2005 license agreement between Indices and CME Group. Under the terms of the License Agreement, S&P Dow Jones Indices LLC receives a share of the profits from the trading and clearing of CME Group's equity index products. During the years ended December 31, 2017, 2016 and 2015, S&P Dow Jones Indices LLC earned $74 million, $76 million and $63 million of revenue under the terms of the License Agreement, respectively. The entire amount of this revenue is included in our consolidated statement of income and the portion related to the 27% noncontrolling interest is removed in net income attributable to noncontrolling interests.

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

Rental expense for property and equipment under all operating lease agreements is as follows:

(in millions)	Year ended December 31,
	2017	2016	2015
Gross rental expense	$177	$179	$182
Less: sublease revenue	(17)	(16)	(14)
Less: rent credit	—	—	(4)
Net rental expense	$160	$163	$164

Cash amounts for future minimum rental commitments under existing non-cancelable leases with a remaining term of more than one year, along with minimum sublease rental income to be received under non-cancelable subleases are shown in the following table.

(in millions)	Rent commitment	Sublease income	Net rent
2018	$122	$(17)	$105
2019	109	(17)	92
2020	83	(3)	80
2021	71	—	71
2022	69	—	69
2023 and beyond	516	—	516
Total	$970	$(37)	$933

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

Trani Prosecutorial Proceeding
In 2014, the prosecutor in the Italian city of Trani obtained criminal indictments against several current and former S&P Global Ratings managers and ratings analysts for alleged market manipulation, and against Standard & Poor’s Credit Market Services Europe under Italy’s vicarious liability statute, for having allegedly failed to properly supervise the ratings analysts and prevent them from committing market manipulation. The prosecutor’s theories were based on various actions by S&P Global Ratings taken with respect to Italian sovereign debt between May of 2011 and January of 2012. On March 30, 2017, following trial, the court in Trani issued an oral verdict acquitting each of the individual defendants and Standard & Poor’s Credit Market Services Europe of all charges, and on September 27, 2017, the court filed a written opinion supporting the verdict. The prosecutor did not appeal, and the verdict is now final.

Shareholder Derivative Actions
In August of 2015, two purported shareholders commenced a putative derivative action on behalf of the Company in New York State Supreme Court titled Retirement Plan for General Employees of the City of North Miami Beach and Robin Stein v. Harold McGraw III, et al. The complaint asserts claims for, among other things, breach of fiduciary duty, waste of corporate assets, and mismanagement against the board of directors and certain former directors and employees of the Company. Plaintiffs seek recovery from the defendants based primarily on allegations that S&P Global Ratings’ credit ratings practices for certain residential mortgage-backed securities and collateralized debt obligations misrepresented the credit risks of those securities, allegedly resulting in losses to the Company. In January of 2016, a different purported shareholder commenced a separate putative derivative action on behalf of the Company in New York State Supreme Court titled L.A. Grika v. Harold McGraw III, et al. The allegations in the complaint are substantially similar to those in the North Miami Beach matter. The complaint asserts claims for, among other things, breach of fiduciary duty, aiding and abetting breaches of fiduciary duty, unjust enrichment, contribution and indemnification against Harold McGraw III, Douglas L. Peterson, and nine former employees of the Company. The Grika matter was transferred to the judge presiding over the North Miami Beach matter. In December of 2016, the court issued orders granting the Company's motions to dismiss both the North Miami Beach and Grika matters. In January of 2017, the plaintiffs in both matters filed notices of appeal. Briefing on the North Miami Beach appeal is now complete, and oral argument was held on January 23, 2018.  The plaintiff in the Grika matter filed a brief in support of his appeal on January 2, 2018, and the Company and the individual defendants filed briefs in opposition to the appeal on January 31, 2018.

14. Quarterly Financial Information (Unaudited)

(in millions, except per share data)	First quarter	Second quarter	Third quarter	Fourth quarter	Total year
2017
Revenue	$1,453	$1,509	$1,513	$1,589	$6,063
Operating profit	$648	$677	$658	$628	$2,610
Net income	$430	$457	$452	$299	$1,638
Net income attributable to S&P Global common shareholders	$399	$421	$414	$263	$1,496

Earnings per share attributable to S&P Global Inc. common shareholders:
Net income:
Basic	$1.54	$1.63	$1.62	$1.03	$5.84
Diluted	$1.53	$1.62	$1.61	$1.02	$5.78

2016 [1]
Revenue	$1,341	$1,482	$1,439	$1,399	$5,661
Operating profit	$512	$651	$1,348	$857	$3,369
Net income	$323	$412	$923	$569	$2,228
Net income attributable to S&P Global common shareholders	$294	$383	$892	$537	$2,106

Earnings per share attributable to S&P Global Inc. common shareholders:
Net income:
Basic	$1.11	$1.45	$3.39	2.07	8.02
Diluted	$1.10	$1.44	$3.36	2.05	7.94
Note - Totals presented may not sum due to rounding.

[1]
The third quarter of 2016 and the fourth of 2016 include a pre-tax gain on our dispositions of $722 million ($521 million after-tax) and $379 million ($297 million after-tax), respectively. See Note 2 – Acquisitions and Divestitures for further information.

15. Condensed Consolidating Financial Statements

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

	Statement of Income
	Year Ended December 31, 2017
(in millions)	S&P Global Inc.	Standard & Poor's Financial Services LLC	Non-Guarantor Subsidiaries	Eliminations	S&P Global Inc. Consolidated
Revenue	$717	$1,780	$3,704	$(138)	$6,063
Expenses:
Operating-related expenses	108	482	1,261	(138)	1,713
Selling and general expenses	162	345	1,053	—	1,560
Depreciation	31	11	40	—	82
Amortization of intangibles	—	—	98	—	98
Total expenses	301	838	2,452	(138)	3,453
Operating profit	416	942	1,252	—	2,610
Interest expense (income), net	163	—	(14)	—	149
Non-operating intercompany transactions	365	(77)	(2,463)	2,175	—
(Loss) income before taxes on income	(112)	1,019	3,729	(2,175)	2,461
Provision for taxes on income	26	370	427	—	823
Equity in net income of subsidiaries	3,808	—	—	(3,808)	—
Net income	3,670	649	3,302	(5,983)	1,638
Less: net income attributable to noncontrolling interests	—	—	—	(142)	(142)
Net income attributable to S&P Global Inc.	$3,670	$649	$3,302	$(6,125)	$1,496
Comprehensive income	$3,694	$649	$3,401	$(5,982)	$1,762

	Statement of Income
	Year Ended December 31, 2016
(in millions)	S&P Global Inc.	Standard & Poor's Financial Services LLC	Non-Guarantor Subsidiaries	Eliminations	S&P Global Inc. Consolidated
Revenue	$667	$1,513	$3,607	$(126)	$5,661
Expenses:
Operating-related expenses	113	451	1,335	(126)	1,773
Selling and general expenses	109	243	1,087	—	1,439
Depreciation	38	9	38	—	85
Amortization of intangibles	—	—	96	—	96
Total expenses	260	703	2,556	(126)	3,393
Gain on dispositions	(1,072)	—	(29)	—	(1,101)
Operating profit	1,479	810	1,080	—	3,369
Interest expense (income), net	191	—	(10)	—	181
Non-operating intercompany transactions	356	(83)	(941)	668	—
Income before taxes on income	932	893	2,031	(668)	3,188
Provision for taxes on income	275	420	265	—	960
Equity in net income of subsidiaries	2,412	294	—	(2,706)	—
Net income	3,069	767	1,766	(3,374)	2,228
Less: net income attributable to noncontrolling interests	—	—	—	(122)	(122)
Net income attributable to S&P Global Inc.	$3,069	$767	$1,766	$(3,496)	$2,106
Comprehensive income	$3,099	$767	$1,563	$(3,374)	$2,055

	Statement of Income
	Year Ended December 31, 2015
(in millions)	S&P Global Inc.	Standard & Poor's Financial Services LLC	Non-Guarantor Subsidiaries	Eliminations	S&P Global Inc. Consolidated
Revenue	$624	$2,141	$2,663	$(115)	$5,313
Expenses:
Operating-related expenses	137	737	959	(115)	1,718
Selling and general expenses	184	254	1,094	—	1,532
Depreciation	40	18	32	—	90
Amortization of intangibles	—	—	67	—	67
Total expenses	361	1,009	2,152	(115)	3,407
Gain on disposition	—	—	(11)	—	(11)
Operating profit	263	1,132	522	—	1,917
Interest expense (income), net	112	—	(10)	—	102
Non-operating intercompany transactions	282	222	(504)	—	—
(Loss) income before taxes on income	(131)	910	1,036	—	1,815
(Benefit) provision for taxes on income	(107)	358	296	—	547
Equity in net income of subsidiaries	1,473	272	—	(1,745)	—
Net income	1,449	824	740	(1,745)	1,268
Less: net income attributable to noncontrolling interests	—	—	—	(112)	(112)
Net income attributable to S&P Global Inc.	$1,449	$824	$740	$(1,857)	$1,156
Comprehensive income	$1,446	$822	$655	$(1,741)	$1,182

	Balance Sheet
	December 31, 2017
(in millions)	S&P Global Inc.	Standard & Poor's Financial Services LLC	Non-Guarantor Subsidiaries	Eliminations	S&P Global Inc. Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$632	$—	$2,147	$—	$2,779
Accounts receivable, net of allowance for doubtful accounts	138	152	1,029	—	1,319
Intercompany receivable	768	1,784	2,527	(5,079)	—
Prepaid and other current assets	143	(3)	86	—	226
Total current assets	1,681	1,933	5,789	(5,079)	4,324
Property and equipment, net of accumulated depreciation	158	10	107	—	275
Goodwill	261	—	2,719	9	2,989
Other intangible assets, net	—	—	1,388	—	1,388
Investments in subsidiaries	8,364	5	8,028	(16,397)	—
Intercompany loans receivable	116	—	1,699	(1,815)	—
Other non-current assets	215	61	174	(1)	449
Total assets	$10,795	$2,009	$19,904	$(23,283)	$9,425
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$79	$23	$93	$—	$195
Intercompany payable	3,433	492	1,154	(5,079)	—
Accrued compensation and contributions to retirement plans	145	86	241	—	472
Short-term debt	399	—	—	—	399
Income taxes currently payable	2	—	75	—	77
Unearned revenue	293	193	1,127	—	1,613
Accrued legal settlements	—	2	105	—	107
Other current liabilities	136	21	194	—	351
Total current liabilities	4,487	817	2,989	(5,079)	3,214
Long-term debt	3,170	—	—	—	3,170
Intercompany loans payable	101	—	1,715	(1,816)	—
Pension and other postretirement benefits	180	—	64	—	244
Other non-current liabilities	376	74	229	—	679
Total liabilities	8,314	891	4,997	(6,895)	7,307
Redeemable noncontrolling interest	—	—	—	1,350	1,350
Equity:
Common stock	412	—	2,318	(2,318)	412
Additional paid-in capital	(216)	602	9,256	(9,117)	525
Retained income	12,156	516	3,782	(6,429)	10,025
Accumulated other comprehensive loss	(269)	—	(426)	46	(649)
Less: common stock in treasury	(9,602)	—	(23)	23	(9,602)
Total equity - controlling interests	2,481	1,118	14,907	(17,795)	711
Total equity - noncontrolling interests	—	—	—	57	57
Total equity	2,481	1,118	14,907	(17,738)	768
Total liabilities and equity	$10,795	$2,009	$19,904	$(23,283)	$9,425

	Balance Sheet
	December 31, 2016
(in millions)	S&P Global Inc.	Standard & Poor's Financial Services LLC	Non-Guarantor Subsidiaries	Eliminations	S&P Global Inc. Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$711	$—	$1,681	$—	$2,392
Accounts receivable, net of allowance for doubtful accounts	138	131	853	—	1,122
Intercompany receivable	(165)	837	870	(1,542)	—
Prepaid and other current assets	77	2	79	(1)	157
Total current assets	761	970	3,483	(1,543)	3,671
Property and equipment, net of accumulated depreciation	159	1	111	—	271
Goodwill	261	—	2,679	9	2,949
Other intangible assets, net	—	—	1,506	—	1,506
Investments in subsidiaries	5,464	680	7,826	(13,970)	—
Intercompany loans receivable	17	—	1,354	(1,371)	—
Other non-current assets	134	24	114	—	272
Total assets	$6,796	$1,675	$17,073	$(16,875)	$8,669
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$73	$22	$88	$—	$183
Intercompany payable	1,324	40	177	(1,541)	—
Accrued compensation and contributions to retirement plans	129	69	211	—	409
Income taxes currently payable	43	—	52	—	95
Unearned revenue	273	191	1,045	—	1,509
Accrued legal and regulatory settlements	2	3	51		56
Other current liabilities	163	(54)	250	—	359
Total current liabilities	2,007	271	1,874	(1,541)	2,611
Long-term debt	3,564	—	—	—	3,564
Intercompany loans payable	11	—	1,360	(1,371)	—
Pension and other postretirement benefits	196	—	78	—	274
Other non-current liabilities	52	74	314	(1)	439
Total liabilities	5,830	345	3,626	(2,913)	6,888
Redeemable noncontrolling interest	—	—	—	1,080	1,080
Equity:
Common stock	412	—	2,460	(2,460)	412
Additional paid-in capital	(174)	1,154	10,485	(10,963)	502
Retained income	9,721	176	1,034	(1,721)	9,210
Accumulated other comprehensive loss	(292)	—	(525)	44	(773)
Less: common stock in treasury	(8,701)	—	(7)	7	(8,701)
Total equity - controlling interests	966	1,330	13,447	(15,093)	650
Total equity - noncontrolling interests	—	—	—	51	51
Total equity	966	1,330	13,447	(15,042)	701
Total liabilities and equity	$6,796	$1,675	$17,073	$(16,875)	$8,669

	Statement of Cash Flows
	Year Ended December 31, 2017
(in millions)	S&P Global Inc.	Standard & Poor's Financial Services LLC	Non-Guarantor Subsidiaries	Eliminations	S&P Global Inc. Consolidated
Operating Activities:
Net income	$3,670	$649	$3,302	$(5,983)	$1,638
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	31	11	40	—	82
Amortization of intangibles	—	—	98	—	98
Provision for losses on accounts receivable	2	3	11	—	16
Deferred income taxes	108	(10)	(98)	—	—
Stock-based compensation	35	22	42	—	99
Accrued legal settlements	—	—	55	—	55
Other	34	19	43	—	96
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	(2)	(23)	(171)	—	(196)
Prepaid and current assets	(5)	3	12	—	10
Accounts payable and accrued expenses	22	97	(44)	—	75
Unearned revenue	19	2	64	—	85
Accrued legal settlements	—	(1)	(3)	—	(4)
Other current liabilities	(42)	(12)	(31)	—	(85)
Net change in prepaid/accrued income taxes	41	(18)	9	—	32
Net change in other assets and liabilities	7	(6)	14	—	15
Cash provided by operating activities	3,920	736	3,343	(5,983)	2,016
Investing Activities:
Capital expenditures	(55)	(32)	(36)	—	(123)
Acquisitions, net of cash acquired	—	—	(83)	—	(83)
Proceeds from dispositions	—	—	2	—	2
Changes in short-term investments	—	—	(5)	—	(5)
Cash used for investing activities	(55)	(32)	(122)	—	(209)
Financing Activities:
Dividends paid to shareholders	(421)	—	—	—	(421)
Distributions to noncontrolling interest holders	—	—	(111)	—	(111)
Repurchase of treasury shares	(1,001)	—	—	—	(1,001)
Exercise of stock options	68	—	7	—	75
Employee withholding tax on share-based payments	(49)	—	—	—	(49)
Intercompany financing activities	(2,546)	(704)	(2,733)	5,983	—
Cash used for financing activities	(3,949)	(704)	(2,837)	5,983	(1,507)
Effect of exchange rate changes on cash from continuing operations	5	—	82	—	87
Net change in cash and cash equivalents	(79)	—	466	—	387
Cash and cash equivalents at beginning of year	711	—	1,681	—	2,392
Cash and cash equivalents at end of year	$632	$—	$2,147	$—	$2,779

	Statement of Cash Flows
	Year Ended December 31, 2016
(in millions)	S&P Global Inc.	Standard & Poor's Financial Services LLC	Non-Guarantor Subsidiaries	Eliminations	S&P Global Inc. Consolidated
Operating Activities:
Net income	$3,069	$767	$1,766	$(3,374)	$2,228
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	38	9	38	—	85
Amortization of intangibles	—	—	96	—	96
Provision for losses on accounts receivable	1	—	8	—	9
Deferred income taxes	16	(9)	72	—	79
Stock-based compensation	22	17	37	—	76
Gain on dispositions	(1,072)	—	(29)	—	(1,101)
Accrued legal and regulatory settlements	3	1	50	—	54
Other	48	5	(23)	—	30
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	(24)	187	(340)	—	(177)
Prepaid and current assets	(2)	10	(3)	—	5
Accounts payable and accrued expenses	(8)	(39)	66	—	19
Unearned revenue	19	(395)	483	—	107
Accrued legal and regulatory settlements	—	(108)	(42)	—	(150)
Other current liabilities	(27)	(27)	35	—	(19)
Net change in prepaid/accrued income taxes	141	—	33	—	174
Net change in other assets and liabilities	(9)	38	16	—	45
Cash provided by operating activities	2,215	456	2,263	(3,374)	1,560
Investing Activities:
Capital expenditures	(68)	(15)	(32)	—	(115)
Acquisitions, net of cash acquired	(144)	—	(33)	—	(177)
Proceeds from dispositions	1,422	—	76	—	1,498
Changes in short-term investments	—	—	(1)	—	(1)
Cash provided by (used for) investing activities	1,210	(15)	10	—	1,205
Financing Activities:
Payments on short-term debt, net	(143)	—	—	—	(143)
Proceeds from issuance of senior notes, net	493	—	—	—	493
Payments on senior notes	(421)	—	—	—	(421)
Dividends paid to shareholders	(380)	—	—	—	(380)
Distributions to noncontrolling interest holders	—	—	(116)	—	(116)
Repurchase of treasury shares	(1,123)	—	—	—	(1,123)
Exercise of stock options	86	—	2	—	88
Contingent consideration payments	(5)	—	(34)	—	(39)
Employee withholding tax on share-based payments	(55)	—	—	—	(55)
Intercompany financing activities	(1,333)	(441)	(1,600)	3,374	—
Cash used for financing activities	(2,881)	(441)	(1,748)	3,374	(1,696)
Effect of exchange rate changes on cash from continuing operations	—	—	(158)	—	(158)
Net change in cash and cash equivalents	544	—	367	—	911
Cash and cash equivalents at beginning of year	167	—	1,314	—	1,481
Cash and cash equivalents at end of year	$711	$—	$1,681	$—	$2,392

	Statement of Cash Flows
	Year Ended December 31, 2015
(in millions)	S&P Global Inc.	Standard & Poor's Financial Services LLC	Non-Guarantor Subsidiaries	Eliminations	S&P Global Inc. Consolidated
Operating Activities:
Net income	$1,449	$824	$740	$(1,745)	$1,268
Adjustments to reconcile net income to cash provided by (used for) operating activities from continuing operations:
Depreciation	40	18	32	—	90
Amortization of intangibles	—	—	67	—	67
Provision for losses on accounts receivable	1	1	6	—	8
Deferred income taxes	33	290	(43)	—	280
Stock-based compensation	23	24	31	—	78
Gain on disposition	—	—	(11)	—	(11)
Accrued legal and regulatory settlements	—	110	9	—	119
Other	23	16	18	—	57
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	3	(27)	(94)	—	(118)
Prepaid and current assets	(4)	14	(5)	—	5
Accounts payable and accrued expenses	8	(34)	17	—	(9)
Unearned revenue	(5)	66	68	—	129
Accrued legal and regulatory settlements	—	(1,624)	—	—	(1,624)
Other current liabilities	(31)	(35)	(11)	—	(77)
Net change in prepaid/accrued income taxes	14	—	115	—	129
Net change in other assets and liabilities	78	8	(121)	—	(35)
Cash provided by (used for) operating activities from continuing operations	1,632	(349)	818	(1,745)	356
Investing Activities:
Capital expenditures	(67)	(10)	(62)	—	(139)
Acquisitions, net of cash acquired	(2,243)	—	(153)	—	(2,396)
Proceeds from dispositions	—	—	14	—	14
Changes in short-term investments	—	—	(4)	—	(4)
Cash used for investing activities from continuing operations	(2,310)	(10)	(205)	—	(2,525)
Financing Activities:
Additions to short-term debt	143	—	—	—	143
Proceeds from issuance of senior notes, net	2,674	—	—	—	2,674
Dividends paid to shareholders	(363)	—	—	—	(363)
Distributions to noncontrolling interest holders	—	—	(104)	—	(104)
Repurchase of treasury shares	(974)	—	—	—	(974)
Exercise of stock options	80	—	6	—	86
Contingent consideration payments	(5)	—	—	—	(5)
Purchase of additional CRISIL shares	—	—	(16)	—	(16)
Employee withholding tax on share-based payments	(92)	—	—	—	(92)
Intercompany financing activities	(2,020)	359	(84)	1,745	—
Cash (used for) provided by financing activities from continuing operations	(557)	359	(198)	1,745	1,349
Effect of exchange rate changes on cash from continuing operations	—	—	(67)	—	(67)
Cash provided by continuing operations	(1,235)	—	348	—	(887)
Discontinued Operations:
Cash used for operating activities	—	—	(129)	—	(129)
Cash used for discontinued operations	—	—	(129)	—	(129)
Net change in cash and cash equivalents	(1,235)	—	219	—	(1,016)
Cash and cash equivalents at beginning of year	1,402	—	1,095	—	2,497
Cash and cash equivalents at end of year	$167	$—	$1,314	$—	$1,481

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

As of December 31, 2017, an evaluation was performed under the supervision and with the participation of management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the U.S. Securities Exchange Act of 1934). Based on that evaluation, management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2017.

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

3.
Based on management’s evaluation under this framework, management has concluded that our internal controls over financial reporting were effective as of December 31, 2017. There are no material weaknesses in our internal control over financial reporting that have been identified by management.

4.
Our independent registered public accounting firm, Ernst & Young LLP, has audited our consolidated financial statements for the year ended December 31, 2017, and has issued their reports on the financial statements and the effectiveness of our internal control over financial reporting. These reports are located on pages 53 and 54 of this Annual Report on Form 10-K.

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

Revenue in 2017 attributable to the transactions or dealings by the Company described below was approximately $545,000 with net profit from such sales being a fraction of the revenues.

During 2017, one of the Company’s divisions, a provider of energy-related information in over 150 countries, sold information and informational materials, which are generally exempt from U.S. economic sanctions, to fifteen subscribers that are owned or controlled, or appear to be owned or controlled, by the Government of Iran (the “GOI”), including one that was also designated by the Treasury Department’s Office of Foreign Assets Control (“OFAC”) pursuant to Executive Order 13382 for part of the first quarter of 2016. The Company, among other things, offers customers that subscribe to its publications access to proprietary data, analytics, and industry information that enable commodities markets to perform with greater transparency and efficiency. This division provided such data related to the energy and petrochemicals markets to the subscribers referenced above, generating revenue that was a de minimis portion of both the division's and the Company’s revenue. Seven of the subscribers are identified by OFAC as GOI entities; and nine appear, based on publicly available information, to be owned or controlled by GOI entities. In addition, as previously reported, during the third quarter of 2017, this division entered into a contract to sell information and informational materials to another subscriber that is owned or controlled by the Government of Iran, and began to provide informational materials to this subscriber under the contract, but no revenues were received under this contract in 2017. We believe that these transactions were permissible under U.S. sanctions pursuant to certain statutory and regulatory exemptions for the exportation of information and informational materials. The Company will continue to monitor its provision of products and services to these Iranian customers so that such activity continues to be permissible under U.S. sanctions.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information about our directors is contained under the caption “Board of Directors and Corporate Governance-Director Biographies” in our Proxy Statement for our 2018 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2017 (the “2018 Proxy Statement”) and is incorporated herein by reference.
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

Information about the procedures by which security holders may recommend nominees to our Board of Directors can be found in our 2018 Proxy Statement under the caption “Board of Directors and Corporate Governance-Committees of the Board of Directors-Nominating and Corporate Governance Committee” and is incorporated herein by reference.
Information concerning the composition of the Audit Committee and our Audit Committee financial experts is contained in our 2018 Proxy Statement under the caption “Board of Directors and Corporate Governance-Committees of the Board of Directors-Audit Committee” and is incorporated herein by reference.
New York Stock Exchange Certification

Promptly following the 2018 annual meeting of shareholders, we intend to file with the NYSE the CEO certification regarding our compliance with the NYSE’s corporate governance listing standards as required by NYSE Rule 303A.12. Last year, we filed this CEO certification with the NYSE on May 5, 2017.

Item 11. Executive Compensation

Information about director and executive officer compensation, Compensation Committee interlocks and the Compensation Committee Report is contained in our 2018 Proxy Statement under the captions “2017 Director Compensation,” “Board of Directors and Corporate Governance-Compensation Committee Interlocks and Insider Participation,” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Set forth below is information with respect to securities authorized for issuance under equity compensation plans:
The following table details our equity compensation plans as of December 31, 2017:

	Equity Compensation Plans’ Information
	(a)		(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,153,409	[1]	$44.09	33,839,258	[2,3]

[1]	Shares to be issued upon exercise of outstanding options under our Stock Incentive Plans.

[2]
Included in this number are 48,826 shares reserved for issuance under the Director Deferred Stock Ownership Plan. The remaining 33,790,432 shares are reserved for issuance under the 2002 Stock Incentive Plan (the “2002 Plan”) for Performance Stock, Restricted Stock, Other Stock-Based Awards, Stock Options and Stock Appreciation Rights.

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

Information on the number of shares our common stock beneficially owned by each director and named executive officer, by all directors and executive officers as a group and on each beneficial owner of more than 5% of our common stock is contained under the caption “Ownership of Company Stock” in our 2018 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information with respect to certain relationships and related transactions and director independence is contained under the captions “Board of Directors and Corporate Governance-Transactions with Related Persons” in our 2018 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

During the year ended December 31, 2017, Ernst & Young LLP audited the consolidated financial statements of the Registrant and its subsidiaries.

Information on our Audit Committee’s pre-approval policy for audit services and information on our principal accountant fees and services is contained in our 2018 Proxy Statement under the caption “Independent Registered Public Accounting Firm’s Fees and Services” and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Documents filed as part of this Annual Report on Form 10-K:

1.	Financial Statements

•	Reports of Independent Registered Public Accounting Firm

•	Consolidated Statements of Income for the three years ended December 31, 2017

•	Consolidated Statements of Comprehensive Income for the three years ended December 31, 2017

•	Consolidated Balance Sheets as of December 31, 2017 and 2016

•	Consolidated Statements of Cash Flows for the three years ended December 31, 2017

•	Consolidated Statements of Equity for the three years ended December 31, 2017

•	Notes to the Consolidated Financial Statements

2.	Financial Schedule

•	Schedule II—Valuation and Qualifying Accounts

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

S&P Global
Schedule II – Valuation and Qualifying Accounts
(in millions)

Additions/(deductions)	Balance at beginning of year	Net charges to income	Deductions and other [1]	Balance at end of year
Year ended December 31, 2017
Allowance for doubtful accounts	$28	$15	$(11)	$33

Year ended December 31, 2016
Allowance for doubtful accounts	$37	$8	$(17)	$28

Year ended December 31, 2015
Allowance for doubtful accounts	$38	$12	$(13)	$37

[1]	Primarily includes uncollectible accounts written off, net of recoveries, impact of acquisitions and divestitures and adjustments for foreign currency translation.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

S&P Global Inc.
Registrant

By:

/s/ Douglas L. Peterson
Douglas L. Peterson
President and Chief Executive Officer

February 9, 2018

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on February 9, 2018 on behalf of the Registrant by the following persons who signed in the capacities as set forth below under their respective names.

/s/ Douglas L. Peterson
Douglas L. Peterson
President and Chief Executive Officer and Director

/s/ Ewout L. Steenbergen
Ewout L. Steenbergen
Executive Vice President and Chief Financial Officer

/s/ Robert J. MacKay
Robert J. MacKay
Senior Vice President and Corporate Controller

/s/ Charles E. Haldeman, Jr.
Charles E. Haldeman, Jr.
Chairman of the Board and Director

/s/ Marco Alverà
Marco Alverà
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

(2.4)
Stock and Asset Purchase Agreement between McGraw Hill Financial, Inc. and Jefferson Bidco Inc., dated as of April 15, 2016, incorporated by reference from the Registrant's Form 10-Q filed July 28, 2016.

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

(10.43)	S&P Dow Jones Indices 2014 Long-Term Cash Incentive Compensation Plan dated April 1, 2014.

(10.44)	S&P Global Inc. Management Supplemental Death & Disability Benefits Plan, Amended and Restated January 1, 2018.

(12)	Computation of Ratio of Earnings to Fixed Charges.

(21)	Subsidiaries of the Registrant.

(23)	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

(31.1)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

(31.2)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

(32)	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101.INS)	XBRL Instance Document

(101.SCH)	XBRL Taxonomy Extension Schema

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase

(101.LAB)	XBRL Taxonomy Extension Label Linkbase

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase

(101.LAB)	XBRL Taxonomy Extension Label Linkbase

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase

 * These exhibits relate to management contracts or compensatory plan arrangements.

Item 16. Form 10-K Summary

None.