Form 10-Q
period 2018-03-31
S&P Global Inc.
filed 2018-04-26
CIK 64040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Shares Outstanding	Date
Common stock (par value $1.00 per share)	251.3 million	April 20, 2018

S&P Global Inc.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of S&P Global Inc.

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of S&P Global Inc. (and subsidiaries) (the “Company”) as of March 31, 2018, the related consolidated statements of income, comprehensive income and cash flows for the three-month periods ended March 31, 2018 and 2017, the related consolidated statement of equity for the three-month period ended March 31, 2018, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2017, the related consolidated statements of income, comprehensive income, equity and cash flows for the year then ended, and the related notes and schedule (not presented herein); and in our report dated February 9, 2018, we expressed an unqualified audit opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2017, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Basis for Review Results

These consolidated interim financial statements are the responsibility of the Company's management. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the SEC and the PCAOB. We conducted our review in accordance with the standards of the PCAOB. A review of consolidated interim financial statements consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the consolidated interim financial statements taken as a whole. Accordingly, we do not express such an opinion.

/s/ Ernst & Young LLP

New York, NY
April 26, 2018

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

S&P Global Inc.
Consolidated Statements of Income
(Unaudited)

(in millions, except per share amounts)	Three Months Ended
	March 31,
	2018	2017
Revenue	$1,567	$1,453
Expenses:
Operating-related expenses	439	411
Selling and general expenses	372	360
Depreciation	21	19
Amortization of intangibles	24	24
Total expenses	856	814
Operating profit	711	639
Other (income) expense, net	(4)	(9)
Interest expense, net	34	37
Income before taxes on income	681	611
Provision for taxes on income	147	181
Net income	534	430
Less: net income attributable to noncontrolling interests	(43)	(31)
Net income attributable to S&P Global Inc.	$491	$399

Earnings per share attributable to S&P Global Inc. common shareholders:
Net income:
Basic	$1.94	$1.54
Diluted	$1.93	$1.53
Weighted-average number of common shares outstanding:
Basic	252.4	258.2
Diluted	254.4	260.8

Actual shares outstanding at period end	249.4	257.8

Dividend declared per common share	$0.50	$0.41

See accompanying notes to the unaudited consolidated financial statements.

S&P Global Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

(in millions)	Three Months Ended
	March 31,
	2018	2017
Net income	$534	$430

Other comprehensive income:
Foreign currency translation adjustment	23	30
Income tax effect	(18)	—
	5	30

Pension and other postretirement benefit plans	4	4
Income tax effect	(1)	(1)
	3	3

Unrealized gain on forward exchange contracts	1	7
Income tax effect	—	(2)
	1	5

Comprehensive income	543	468
Less: comprehensive income attributable to nonredeemable noncontrolling interests	(3)	(1)
Less: comprehensive income attributable to redeemable noncontrolling interests	(40)	(30)
Comprehensive income attributable to S&P Global Inc.	$500	$437

See accompanying notes to the unaudited consolidated financial statements.

S&P Global Inc.
Consolidated Balance Sheets

(in millions)	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,756	$2,779
Accounts receivable, net of allowance for doubtful accounts: 2018 - $34; 2017 - $33	1,313	1,319
Prepaid and other current assets	215	226
Total current assets	3,284	4,324
Property and equipment, net of accumulated depreciation: 2018 - $569; 2017 - $554	270	275
Goodwill	3,045	2,989
Other intangible assets, net	1,390	1,388
Other non-current assets	508	449
Total assets	$8,497	$9,425
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$196	$195
Accrued compensation and contributions to retirement plans	195	472
Short-term debt	400	399
Income taxes currently payable	100	77
Unearned revenue	1,679	1,613
Accrued legal and regulatory settlements	82	107
Other current liabilities	483	351
Total current liabilities	3,135	3,214
Long-term debt	3,170	3,170
Pension and other postretirement benefits	235	244
Other non-current liabilities	539	679
Total liabilities	7,079	7,307
Redeemable noncontrolling interest (Note 8)	1,350	1,350
Commitments and contingencies (Note 12)
Equity:
Common stock	412	412
Additional paid-in capital	335	525
Retained income	10,427	10,025
Accumulated other comprehensive loss	(630)	(649)
Less: common stock in treasury	(10,537)	(9,602)
Total equity — controlling interests	7	711
Total equity — noncontrolling interests	61	57
Total equity	68	768
Total liabilities and equity	$8,497	$9,425

See accompanying notes to the unaudited consolidated financial statements.

S&P Global Inc.
Consolidated Statements of Cash Flows
(Unaudited)

(in millions)	Three Months Ended
	March 31,
	2018	2017
Operating Activities:
Net income	$534	$430
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	21	19
Amortization of intangibles	24	24
Provision for losses on accounts receivable	8	5
Stock-based compensation	13	19
Other	16	13
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	7	12
Prepaid and other current assets	(21)	9
Accounts payable and accrued expenses	(289)	(235)
Unearned revenue	27	(6)
Accrued legal settlements	(29)	(1)
Other current liabilities	19	(58)
Net change in prepaid/accrued income taxes	74	146
Net change in other assets and liabilities	(44)	(24)
Cash provided by operating activities	360	353
Investing Activities:
Capital expenditures	(33)	(23)
Acquisitions, net of cash acquired	(57)	(1)
Proceeds from dispositions	—	2
Changes in short-term investments	3	—
Cash used for investing activities	(87)	(22)
Financing Activities:
Dividends paid to shareholders	(127)	(106)
Distributions to noncontrolling interest holders	(50)	(24)
Repurchase of treasury shares	(1,100)	(201)
Exercise of stock options	10	29
Employee withholding tax on share-based payments	(49)	(44)
Cash used for financing activities	(1,316)	(346)
Effect of exchange rate changes on cash from continuing operations	20	34
Net change in cash and cash equivalents	(1,023)	19
Cash and cash equivalents at beginning of period	2,779	2,392
Cash and cash equivalents at end of period	$1,756	$2,411

See accompanying notes to the unaudited consolidated financial statements.

S&P Global Inc.
Consolidated Statement of Equity
(Unaudited)

(in millions)	Common Stock $1 par	Additional Paid-in Capital	Retained Income	Accumulated Other Comprehensive Loss	Less: Treasury Stock	Total SPGI Equity	Noncontrolling Interests	Total Equity
Balance as of December 31, 2017	$412	$525	$10,025	$(649)	$9,602	$711	$57	$768
Comprehensive income [1]			491	9		500	3	503
Dividends			(127)			(127)		(127)
Share repurchases		(150)			950	(1,100)		(1,100)
Employee stock plans		(40)			(15)	(25)	1	(24)
Change in redemption value of redeemable noncontrolling interest			12			12		12
Other [2]			26	10		36		36
Balance as of March 31, 2018	$412	$335	$10,427	$(630)	$10,537	$7	$61	$68

[1]	Excludes $40 million attributable to our redeemable noncontrolling interest.

[2]
Reflects a net increase to opening retained earnings due to the cumulative effect of adopting Accounting Standards Codification 606, partially offset by a decrease related to the adoption of Accounting Standards Update 2016-01.

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

Our operations consist of four reportable segments: S&P Global Ratings ("Ratings"), S&P Global Market Intelligence ("Market Intelligence"), S&P Global Platts ("Platts") and S&P Dow Jones Indices ("Indices").

•	Ratings is an independent provider of credit ratings, research, and analytics, offering investors and other market participants information, ratings and benchmarks.

•	Market Intelligence is a global provider of multi-asset-class data, research and analytical capabilities, which integrate cross-asset analytics and desktop services.

•	Platts is the leading independent provider of information and benchmark prices for the commodity and energy markets.

•	Indices is a global index provider that maintains a wide variety of valuation and index benchmarks for investment advisors, wealth managers and institutional investors.
The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Therefore, the financial statements included herein should be read in conjunction with the financial statements and notes included in our Form 10-K for the year ended December 31, 2017 (our “Form 10-K”). Certain prior-year amounts have been reclassified to conform with current presentation.

In the opinion of management, all normal recurring adjustments considered necessary for a fair statement of the results of the interim periods have been included. The operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the full year.

Our critical accounting estimates are disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Form 10-K. On an ongoing basis, we evaluate our estimates and assumptions, including those related to revenue recognition, allowance for doubtful accounts, valuation of long-lived assets, goodwill and other intangible assets, pension plans, incentive compensation and stock-based compensation, income taxes, contingencies and redeemable noncontrolling interests. Since the date of our Form 10-K, we adopted Financial Accounting Standards Board Accounting Standards Codification ("ASC") 606 as discussed below. There have been no other material changes to our critical accounting policies and estimates.

Adoption of ASC 606, “Revenue from Contracts with Customers”

On January 1, 2018, we adopted ASC 606 "Revenue from Contracts with Customers" using the modified retrospective transition method applied to our revenue contracts with customers as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior year amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC 605. We recorded a net increase to opening retained earnings of $35 million as of January 1, 2018 due to the cumulative effect of adopting ASC 606, with the impact primarily related to our treatment of costs to obtain a contract and to a lesser extent, changes to the timing of the recognition of our subscription and non-transaction revenues. We recognized additional revenue of $3 million for three months ended March 31, 2018 as a result of the adoption of this standard.

Under ASC 606, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services.

The following table presents our revenue disaggregated by revenue type:

(in millions)	Three Months Ended March 31, 2018
	Ratings	Market Intelligence	Platts	Indices	Intersegment Elimination [1]	Total
Subscription	$—	$424	$181	$33	$—	$638
Non-transaction	380	—	—	—	(28)	352
Non-subscription / Transaction	368	8	2	—	—	378
Asset-linked fees	—	5	—	131	—	136
Sales usage-based royalties	—	—	13	50	—	63
Total revenue	$748	$437	$196	$214	$(28)	$1,567

Timing of revenue recognition
Services transferred at a point in time	$368	$8	$2	$—	$—	$378
Services transferred over time	380	429	194	214	(28)	1,189
Total revenue	$748	$437	$196	$214	$(28)	$1,567

(in millions)	Three Months Ended March 31, 2017 [2]
	Ratings	Market Intelligence	Platts	Indices	Intersegment Elimination [1]	Total
Subscription	$—	$385	$172	$31	$—	$588
Non-transaction	341	—	—	—	(25)	316
Non-subscription / Transaction	373	11	3	—	—	387
Asset-linked fees	—	6	—	108	—	114
Sales usage-based royalties	—	—	16	32	—	48
Total revenue	$714	$402	$191	$171	$(25)	$1,453

Timing of revenue recognition
Services transferred at a point in time	$373	$11	$3	$—	$—	$387
Services transferred over time	341	391	188	171	(25)	1,066
Total revenue	$714	$402	$191	$171	$(25)	$1,453

[1]	Intersegment eliminations mainly consists of a royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings.

[2]
As noted above, amounts for the three month ended March 31, 2017 were not adjusted under the modified retrospective transition method applied to our revenue contracts with customers as of January 1, 2018.

Subscription revenue

Subscription revenue at Market Intelligence is primarily derived from distribution of data, analytics, third party research, and credit ratings-related information primarily through web-based channels including Market Intelligence Desktop, RatingsDirect®, RatingsXpress®, and Credit Analytics. Subscription revenue at Platts is generated by providing customers access to commodity and energy-related price assessments, market data, and real-time news, along with other information services. Subscription revenue at Indices is derived from the contracts for underlying data of our indexes to support our customers' management of index funds, portfolio analytics, and research.

For subscription products and services, we generally provide continuous access to dynamic data sets and analytics for a defined period, with revenue recognized ratably as our performance obligation to provide access to our data and analytics is progressively fulfilled over the stated term of the contract.

Non-transaction revenue

Non-transaction revenue at Ratings is primarily related to surveillance of a credit rating, annual fees for customer relationship-based pricing programs, fees for entity credit ratings and global research and analytics. Non-transaction revenue also includes an intersegment revenue elimination of $28 million and $25 million for the three months ended March 31, 2018 and 2017, respectively, mainly consisting of the royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings.

For non-transaction revenue related to Rating’s surveillance services, we continuously monitor factors that impact the creditworthiness of an issuer over the contractual term with revenue recognized to the extent that our performance obligation is progressively fulfilled over the term contract. Because surveillance services are continuously provided throughout the term of the contract, our measure of progress towards fulfillment of our obligation to monitor a rating is a time-based output measure with revenue recognized ratably over the term of the contract.

Non-subscription / Transaction revenue

Transaction revenue at our Ratings segment primarily includes fees associated with:

•	ratings related to new issuance of corporate and government debt instruments; and structured finance instruments;

•	bank loan ratings; and

•
corporate credit estimates, which are intended, based on an abbreviated analysis, to provide an indication of our opinion regarding creditworthiness of a company which does not currently have a Ratings credit rating.

Transaction revenue is recognized at the point in time when our performance obligation is satisfied by issuing a rating on our customer's instruments, our customer's creditworthiness, or a counter-party's creditworthiness and when we have a right to payment and the customer can benefit from the significant risks and rewards of ownership.

Non-subscription revenue at Market Intelligence is primarily related to certain advisory, pricing and analytical services. Non-subscription revenue at Platts is primarily related conference sponsorship, consulting engagements and events.

Asset-linked fees

Asset-linked fees at Indices and Market Intelligence are primarily related to royalties payments based on the value of assets under management in our customers exchange-traded funds and mutual funds.

For asset-linked products and services, we provide licenses conveying continuous access to our index and benchmark related intellectual property during a specified contract term. Revenue is recognized when the extent that our customers have used our licensed intellectual property can be quantified. Recognition of revenue for our asset-linked fee arrangements is subject to the "recognition constraint" for usage-based royalty payments because we cannot reasonably predict the value of the assets that will be invested in index funds structured using our intellectual property until it is either publicly available or when we are notified by our customers. Revenue derived from an asset-linked fee arrangement is measured and recognized when the uncertainty of the extent of its utilization of our index products by our customers is known.

Sales usage-based royalties

Sales and usage-based royalty revenue at our Indices segment is primarily related to trading based fees from exchange-traded derivatives. Sales and usage-based royalty revenue at our Platts segment is primarily related to licensing of its proprietary market price data and price assessments to commodity exchanges.

For sales and usage-based royalty products and services, we provide licenses conveying the right to continuous access to our intellectual property over the contract term, with revenue recognized when the extent of our license’s utilization can be quantified, or more specifically, when trading volumes are known and publicly available to us or when we are notified by our customers. Recognition of revenue of fees tied to trading volumes is subject to the recognition constraint for a usage-based royalty promised by our customers in exchange for the license of our intellectual property, with revenue recognized when trading volumes are known.

Arrangements with Multiple Performance Obligations

Our contracts with customers may include multiple performance obligations. Revenue relating to agreements that provide for more than one performance obligation is recognized based upon the relative fair value to the customer of each service component as each component is earned. The fair value of the service components are determined using an analysis that considers cash consideration that would be received for instances when the service components are sold separately. If the fair value to the customer for each service is not objectively determinable, we make our best estimate of the services’ stand-alone selling price and records revenue as it is earned over the service period.

Receivables

We record a receivable when a customer is billed or when revenue is recognized prior to billing a customer. For multi-year agreements, we generally invoice customers annually at the beginning of each annual period. The opening balance of accounts receivable, net of allowance for doubtful accounts, was $1,319 million as of January 1, 2018.

Contract Assets

Contract assets include unbilled amounts that result from when the Company transfers service to a customer before a customer pays consideration or before payment is due. As of March 31, 2018 and December 31, 2017, contract assets were $28 million and $17 million, respectively, and are included in accounts receivable in our consolidated balance sheets.

Unearned Revenue

We record unearned revenue when cash payments are received or due in advance of our performance. The increase in the deferred revenue balance for the three months ended March 31, 2018 is primarily driven by cash payments received or due in advance of satisfying our performance obligations, offset by $710 million of revenues recognized that were included in the unearned revenue balance at the beginning of the period.

Remaining Performance Obligations

Remaining performance obligations represent the transaction price of contracts for which work has not yet been performed. As of March 31, 2018, the aggregate amount of the transaction price allocated to remaining performance obligations was $1.2 billion. We expect to recognize revenue on approximately half and three-quarters of the remaining performance obligations over the next 12 and 24 months, respectively, with the remainder recognized thereafter.

We do not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts where revenue is a usage-based royalty promised in exchange for a license of intellectual property.

Costs to Obtain a Contract

We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We have determined that certain sales commission programs meet the requirements to be capitalized. Total capitalized costs to obtain a contract were $81 million as of March 31, 2018, and is included in other current and long-term assets on our consolidated balance sheets. The asset will be amortized over a period consistent with the transfer to the customer of the goods or services to which the asset relates, calculated based on the customer term and the average life of the products and services underlying the contracts. The expense is recorded within selling and general expenses.

We expense sales commissions when incurred if the amortization period would have been one year or less. These costs are recorded within selling and general expenses.

Presentation of net periodic pension cost and net periodic postretirement benefit cost

During the first quarter of 2018, we adopted new accounting guidance requiring that net periodic benefit cost for our retirement and postretirement plans other than the service cost component be included outside of operating profit; these costs are included in other (income) expense, net in our consolidated statements of income.

The components of other (income) expense, net for the three months ended March 31 are as follows:

(in millions)	2018	2017
Other components of net periodic benefit cost	$(8)	$(9)
Net loss from investments [1]	4	—
Other (income) expense, net	$(4)	$(9)

[1]
Primarily relates to the change in fair value of CRISIL's investment in Care Ratings Limited ("CARE"). The investment balance of CARE as of March 31, 2018 and December 31, 2017 is $49 million and $54 million, respectively, and is included in non-current assets in our consolidated balance sheets.

2.	Acquisitions and Divestitures

Acquisitions

2018
In April of 2018, we acquired Kensho Technologies Inc. ("Kensho") for approximately $550 million, net of cash acquired, in a mix of cash and stock. Kensho is a leading edge provider of next-generation analytics, artificial intelligence, machine learning, and data visualization systems to Wall Street's premier global banks and investment institutions, as well as the National Security community. The acquisition is expected to strengthen S&P Global's emerging technology capabilities, enhance our ability to deliver essential, actionable insights that will transform the user experience for our clients, and accelerate efforts to improve efficiency and effectiveness of our core internal operations. The acquisition of Kensho is not material to our consolidated financial statements.

In February of 2018, Market Intelligence acquired Panjiva, Inc. ("Panjiva"), a privately held company that provides deep, differentiated, sector-relevant insights on global supply chains, leveraging data science and technology to make sense of large, unstructured datasets. The acquisition will help strengthen the insights, products and data that we provide to our clients throughout the world. The acquisition of Panjiva is not material to our consolidated financial statements.

In January of 2018, CRISIL, included within our Ratings segment, acquired a 100% stake in Pragmatix Services Private Limited ("Pragmatix"), a data analytics company focused on delivering cutting edge solutions in the "data to intelligence" life cycle to the Banking, Financial Services and Insurance vertical. The acquisition will strengthen CRISIL's position as an agile, innovative and global analytics company. The acquisition of Pragmatix is not material to our consolidated financial statements.

2017
During the three months ended March 31, 2017, we did not complete any material acquisitions.

Divestitures

2018
During the three months ended March 31, 2018, we did not complete any dispositions.

2017
In January of 2017, we completed the sale of Quant House SAS, included in our Market Intelligence segment, to QH Holdco, an independent third party.

3.	Income Taxes

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

The effective income tax rate was 21.6% and 29.5% for the three months ended March 31, 2018 and March 31, 2017, respectively. The decrease in 2018 was primarily due to the reduction of the U.S. federal corporate tax rate as a result of the enactment of the TCJA.

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

The Company is continuously subject to tax examinations in various jurisdictions. As of March 31, 2018 and December 31, 2017, the total amount of federal, state and local, and foreign unrecognized tax benefits was $210 million and $212 million, respectively, exclusive of interest and penalties. We recognize accrued interest and penalties related to unrecognized tax benefits in interest expense and operating-related expense, respectively. As of March 31, 2018 and December 31, 2017, we had $56 million and $59 million, respectively, of accrued interest and penalties associated with unrecognized tax benefits. Based on the current status of income tax audits, we believe that the total amount of unrecognized tax benefits on the balance sheet may be reduced by approximately $90 million in the next twelve months as a result of the resolution of tax examinations.

4.	Debt

A summary of short-term and long-term debt outstanding is as follows:

(in millions)	March 31, 2018	December 31, 2017
2.5% Senior Notes, due 2018 [1]	$400	$399
3.3% Senior Notes, due 2020 [2]	697	697
4.0% Senior Notes, due 2025 [3]	692	692
4.4% Senior Notes, due 2026 [4]	892	892
2.95% Senior Notes, due 2027 [5]	493	493
6.55% Senior Notes, due 2037 [6]	396	396
Total debt	3,570	3,569
Less: short-term debt including current maturities	400	399
Long-term debt	$3,170	$3,170

[1]	Interest payments are due semiannually on February 15 and August 15, and as of March 31, 2018, the unamortized debt discount and issuance costs are less than $1 million.

[2]	Interest payments are due semiannually on February 14 and August 14, and as of March 31, 2018, the unamortized debt discount and issuance costs total $3 million.

[3]	Interest payments are due semiannually on June 15 and December 15, and as of March 31, 2018, the unamortized debt discount and issuance costs total $8 million.

[4]	Interest payments are due semiannually on February 15 and August 15, and as of March 31, 2018, the unamortized debt discount and issuance costs total $8 million.

[5]	Interest payments are due semiannually on January 22 and July 22, and as of March 31, 2018, the unamortized debt discount and issuance costs total $7 million.

[6]	Interest payments are due semiannually on May 15 and November 15, and as of March 31, 2018, the unamortized debt discount and issuance costs total $4 million.

The fair value of our total debt borrowings was $3.7 billion and $3.8 billion as of March 31, 2018 and December 31, 2017, respectively, and was estimated based on quoted market prices.

We have the ability to borrow a total of $1.2 billion through our commercial paper program, which is supported by our revolving$1.2 billion five-year credit agreement (our "credit facility") that we entered into on June 30, 2017. This credit facility will terminate on June 30, 2022. As of March 31, 2018 and December 31, 2017, there were no commercial paper borrowings outstanding.

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

Our exposure to market risk includes changes in foreign exchange rates. We have operations in foreign countries where the functional currency is primarily the local currency. For international operations that are determined to be extensions of the parent company, the U.S. dollar is the functional currency. We typically have naturally hedged positions in most countries from a local currency perspective with offsetting assets and liabilities. As of March 31, 2018 and December 31, 2017, we have entered into foreign exchange forward contracts to mitigate or hedge the effect of adverse fluctuations in foreign currency exchange rates. Foreign currency forward contracts are recorded at fair value that is based on foreign currency exchange rates in active markets; therefore, we classify these derivative contracts within Level 2 of the fair value hierarchy. We do not enter into any derivative financial instruments for speculative purposes.

Undesignated Derivative Instruments

During the three months ended December 31, 2017, we entered into foreign exchange forward contracts in order to mitigate the change in fair value of specific assets and liabilities in the consolidated balance sheet. These forward contracts do not qualify for hedge accounting. As of March 31, 2018, the aggregate notional value of these outstanding forward contracts was $156 million. The fair value of these forward contracts are recorded in prepaid and other assets or other current liabilities in the consolidated balance sheet with their corresponding change in fair value recognized into selling and general expenses in the consolidated statement of income. The net loss recorded in selling and general expense for the three months ended March 31, 2018 related to these contracts was $1 million.

Cash Flow Hedges

During the three months ended March 31, 2018 and December 31, 2017, we entered into a series of foreign exchange forward contracts to hedge a portion of the Indian rupee, British pound, and Euro exposures through the first quarter of 2019 and the fourth quarter of 2018, respectively. These contracts are intended to offset the impact of movement of exchange rates on future revenue and operating costs and are scheduled to mature within twelve months. The changes in the fair value of these contracts are initially reported in accumulated other comprehensive loss in our consolidated balance sheet and are subsequently reclassified into revenue and selling and general expenses in the same period that the hedged transaction affects earnings.
As of March 31, 2018, we estimate that $3 million of the net gains related to derivatives designated as cash flow hedges recorded in other comprehensive income (loss) is expected to be reclassified into earnings within the next twelve months. There was no material hedge ineffectiveness for the three months ended March 31, 2018 and March 31, 2017. As of March 31, 2018 and March 31, 2017, the aggregate notional value of our outstanding foreign currency forward contracts was $275 million and $255 million, respectively.
The following table provides information on the location and fair value amounts of our cash flow hedges as of March 31, 2018 and December 31, 2017:

(in millions) Balance Sheet Location		March 31, 2018	December 31, 2017
Prepaid and other current assets	Foreign exchange forward contracts	$3	$3
Other current liabilities	Foreign exchange forward contracts	$1	$—
The following table provides information on the location and amounts of pre-tax gains (losses) on our cash flow hedges for the three months ended March 31:

(in millions)	Gain (Loss) Recognized in Accumulated Other Comprehensive Loss (effective portion)		Location of Gain Reclassified from Accumulated Other Comprehensive Loss into Income (effective portion)	Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (effective portion)
Cash flow hedges - designated as hedging instruments	2018	2017		2018	2017
Foreign exchange forward contracts	$1	$5	Selling and general expenses	$1	$1
The activity related to the change in unrealized gains (losses) in accumulated other comprehensive loss was as follows for the three months ended March 31:

(in millions)	Three Months
	2018	2017
Net unrealized gains on cash flow hedges, net of taxes, beginning of period	$2	$2
Change in fair value, net of tax	2	6
Reclassification into earnings, net of tax	(1)	(1)
Net unrealized gains on cash flow hedges, net of taxes, end of period	$3	$7

6.	Employee Benefits

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

Net periodic benefit cost for our retirement and postretirement plans other than the service cost component are included in other (income) expense, net in our consolidated statements of income.

The components of net periodic benefit cost for our retirement plans and postretirement plans for the three months ended March 31 are as follows:

(in millions)	2018	2017
Service cost	$1	$1
Interest cost	18	18
Expected return on assets	(32)	(31)
Amortization of actuarial loss	4	4
Net periodic benefit cost	$(9)	$(8)

Net periodic benefit cost related to our postretirement plans reflected in the table above was not material for the three months ended March 31, 2018 and March 31, 2017, respectively.

As discussed in our Form 10-K, we changed certain discount rate assumptions for our retirement and postretirement plans and our expected return on assets assumption for our retirement plans, which became effective on January 1, 2018. The effect of the assumption changes on retirement and postretirement expense for the three months ended March 31, 2018 did not have a material impact to our financial position, results of operations or cash flows.

In the first three months of 2018, we contributed $2 million to our retirement plans and expect to make additional required contributions of approximately $7 million to our retirement plans during the remainder of the year. We may elect to make additional non-required contributions depending on investment performance and the pension plan status in the remaining nine months of 2018.

7.	Stock-Based Compensation

We issue stock-based incentive awards to our eligible employees and Directors under the 2002 Employee Stock Incentive Plan and a Director Deferred Stock Ownership Plan. The 2002 Employee Stock Incentive Plan permits the granting of nonqualified stock options, stock appreciation rights, performance stock, restricted stock and other stock-based awards.

Stock-based compensation for the three months ended March 31 is as follows:

(in millions)	2018	2017
Stock option expense	$1	$1
Restricted stock and unit awards expense	12	18
Total stock-based compensation expense	$13	$19

Total unrecognized compensation expense related to unvested restricted stock and unit awards as of March 31, 2018 was $53 million, which is expected to be recognized over a weighted average period of 1.5 years.

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

Share repurchases for the three months ended March 31 were as follows:

(in millions, except average price)	2018	2017
Total number of shares purchased [1]	5.0	1.5
Average price paid per share [2]	$178.11	$129.97
Total cash utilized	$1,100	$201

[1]	The three months ended March 31, 2018 include shares received as part of our accelerated share repurchase agreement described in more detail below.

[2]	Average price paid per share information does not include the accelerated share repurchase agreement as discussed in more detail below.

Our purchased shares may be used for general corporate purposes, including the issuance of shares for stock compensation plans and to offset the dilutive effect of the exercise of employee stock options. As of March 31, 2018, approximately 14.0 million shares remained available under the current share repurchase program which has no expiration date and purchases under this program may be made from time to time on the open market and in private transactions, depending on market conditions.

Accelerated Share Repurchase Agreement

We entered into an accelerated share repurchase ("ASR") agreement with a financial institution on March 6, 2018 to initiate share repurchases aggregating $1 billion. The ASR agreement was structured as an uncapped ASR agreement in which we paid $1 billion and received an initial delivery of approximately 4.5 million shares, representing 85% of the $1 billion at a price equal to the then market price of the Company. The total number of shares to be repurchased under the ASR agreement will be equal to $1 billion divided by the volume weighted-average share price, less a discount, over the term of the ASR agreement. The final settlement of the transaction under the ASR agreement is expected to be completed no later than the third quarter of 2018. The repurchased shares are held in Treasury. The ASR agreement was executed under the current share repurchase program, approved on December 4, 2013.

Redeemable Noncontrolling Interests

The agreement with the minority partners that own 27% of our S&P Dow Jones Indices LLC joint venture contains redemption features whereby interests held by minority partners are redeemable either (i) at the option of the holder or (ii) upon the occurrence of an event that is not solely within our control. Specifically, under the terms of the operating agreement of S&P Dow Jones Indices LLC, after December 31, 2017, CME Group and CME Group Index Services LLC ("CGIS") has the right at any time to sell, and we are obligated to buy, at least 20% of their share in S&P Dow Jones Indices LLC. In addition, in the event there is a change of control of the Company, for the 15 days following a change in control, CME Group and CGIS will have the right to put their interest to us at the then fair value of CME Group's and CGIS' minority interest.

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

Noncontrolling interests that do not contain such redemption features are presented in equity.

Changes to redeemable noncontrolling interest during the three months ended March 31, 2018 were as follows:

(in millions)
Balance as of December 31, 2017	$1,350
Net income attributable to noncontrolling interest	40
Distributions payable to noncontrolling interest	(28)
Redemption value adjustment	(12)
Balance as of March 31, 2018	$1,350

Accumulated Other Comprehensive Loss

The following table summarizes the changes in the components of accumulated other comprehensive loss for the three months ended March 31, 2018:

(in millions)	Foreign Currency Translation Adjustment	Pension and Postretirement Benefit Plans		Unrealized Gain (Loss) on Forward Exchange Contracts		Unrealized Gain (Loss) on Investments	Accumulated Other Comprehensive Loss
Balance as of December 31, 2017	$(239)	$(402)		$2		(10)	$(649)
Other comprehensive income before reclassifications	5	—		2		10	17
Reclassifications from accumulated other comprehensive loss to net earnings	—	3	[1]	(1)	[2]	—	2
Net other comprehensive income	5	3		1		10	19
Balance as of March 31, 2018	$(234)	$(399)		$3		$—	$(630)

[1]	See Note 6 — Employee Benefits for additional details of items reclassed from accumulated other comprehensive loss to net earnings.

[2]	See Note 5 — Derivative Instruments for additional details of items reclassed from accumulated other comprehensive loss to net earnings.

The net actuarial loss and prior service cost related to pension and other postretirement benefit plans included in other comprehensive income is net of a tax provision of $1 million for the three months ended March 31, 2018.

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

The calculation for basic and diluted EPS for the three months ended March 31 is as follows:

(in millions, except per share amounts)	2018	2017
Amounts attributable to S&P Global Inc. common shareholders:
Net income	$491	$399

Basic weighted-average number of common shares outstanding	252.4	258.2
Effect of stock options and other dilutive securities	2.0	2.6
Diluted weighted-average number of common shares outstanding	254.4	260.8

Earnings per share attributable to S&P Global Inc. common shareholders:
Net income:
Basic	$1.94	$1.54
Diluted	$1.93	$1.53

We have certain stock options and restricted performance shares that are potentially excluded from the computation of diluted EPS. The effect of the potential exercise of stock options is excluded when the average market price of our common stock is lower than the exercise price of the related option during the period or when a net loss exists because the effect would have been antidilutive. Additionally, restricted performance shares are excluded because the necessary vesting conditions had not been met or when a net loss exists. For the three months ended March 31, 2018 and 2017, there were no stock options excluded. Restricted performance shares outstanding of 0.6 million and 0.7 million as of March 31, 2018 and 2017, respectively, were excluded.

10.	Restructuring

We continuously evaluate our cost structure to identify cost savings to streamline our operating model. Our 2017 restructuring plans consisted of a company-wide workforce reduction of approximately 520 positions and are further detailed below. The charges for the restructuring plan are classified as selling and general expenses within the consolidated statements of income and the reserves are included in other current liabilities in the consolidated balance sheets.

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

The initial restructuring charge recorded and the ending reserve balance as of March 31, 2018 by segment is as follows:

	2017 Restructuring Plans
(in millions)	Initial Charge Recorded	Ending Reserve Balance
Ratings	$25	$21
Market Intelligence	8	4
Platts	1	—
Indices	—	—
Corporate	10	8
Total	$44	$33

The ending reserve balance for the 2017 restructuring plan was $39 million as of December 31, 2017. For the three months ended March 31, 2018, we have reduced the reserve for the 2017 restructuring plan by $6 million. The reductions primarily related to cash payments for employee severance charges.

11.	Segment and Related Information

We have four reportable segments: Ratings, Market Intelligence, Platts and Indices. Our Chief Executive Officer is our chief operating decision-maker and evaluates performance of our segments and allocates resources based primarily on operating profit. Segment operating profit does not include unallocated expense or interest expense as these are costs that do not affect the operating results of our segments.

Effective beginning with the first quarter of 2018, we began reporting the financial results of Market Intelligence and Platts as separate reportable segments consistent with the changes to our organizational structure and how our Chief Executive Officer evaluates the performance of these segments. Our historical segment reporting has been retroactively revised to reflect the current organizational structure.

A summary of operating results by reportable segment for the three months ended March 31 is as follows:

	2018		2017
(in millions)	Revenue	Operating Profit	Revenue	Operating Profit
Ratings [1]	$748	$408	$714	$374
Market Intelligence [2]	437	112	402	104
Platts [3]	196	90	191	82
Indices [4]	214	147	171	115
Intersegment elimination [5]	(28)	—	(25)	—
Total operating segments	1,567	757	1,453	675
Unallocated expense	—	(46)	—	(36)
Total	$1,567	$711	$1,453	$639

[1]	Operating profit for 2017 includes legal settlement expenses of $2 million and amortization of intangibles from acquisitions of $1 million.

[2]	Operating profit for 2018 and 2017 includes amortization of intangibles from acquisitions of $17 million. Operating profit for 2017 includes non-cash disposition-related adjustments of $4 million.

[3]	Operating profit for 2018 and 2017 includes amortization of intangibles from acquisitions of $5 million. Operating profit for 2017 includes non-cash acquisition-related adjustments of $11 million.

[4]	Operating profit for 2018 and 2017 includes amortization of intangibles from acquisitions of $2 million and $1 million, respectively.

[5]	Revenue for Ratings and expenses for Market Intelligence include an intersegment royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings.

The following provides revenue by geographic region for the three months ended March 31:

(in millions)	2018	2017
U.S.	$951	$891
European region	381	346
Asia	156	132
Rest of the world	79	84
Total	$1,567	$1,453

See Note 2 — Acquisitions and Divestitures and Note 10 — Restructuring for additional actions that impacted the segment operating results.

12.	Commitments and Contingencies

Related Party Agreements

During the first quarter of 2018, the Company made a $20 million contribution to the S&P Global Foundation.

In June of 2012, we entered into a license agreement (the "License Agreement") with the holder of S&P Dow Jones Indices LLC noncontrolling interest, CME Group, which replaced the 2005 license agreement between Indices and CME Group. Under the terms of the License Agreement, S&P Dow Jones Indices LLC receives a share of the profits from the trading and clearing of CME Group's equity index products. During the three months ended March 31, 2018, S&P Dow Jones Indices LLC earned $31 million of revenue under the terms of the License Agreement. The entire amount of this revenue is included in our consolidated statement of income and the portion related to the 27% noncontrolling interest is removed in net income attributable to noncontrolling interests.

Legal and Regulatory Matters

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

S&P Global Ratings

Financial Crisis Litigation

The Company and its subsidiaries continue to defend civil cases brought by private and public plaintiffs arising out of ratings activities prior to and during the global financial crisis of 2008-2009. Included in these civil cases are several lawsuits in Australia against the Company and Standard & Poor’s International, LLC relating to alleged investment losses in collateralized debt obligations (“CDOs”) rated by S&P Global Ratings. We can provide no assurance that we will not be obligated to pay significant amounts in order to satisfy any judgments or to resolve these matters on terms deemed acceptable.

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

Shareholder Derivative Actions

In August of 2015, two purported shareholders commenced a putative derivative action on behalf of the Company in New York State Supreme Court titled Retirement Plan for General Employees of the City of North Miami Beach and Robin Stein v. Harold McGraw III, et al. The complaint asserted claims for, among other things, breach of fiduciary duty, waste of corporate assets, and mismanagement against the board of directors and certain former directors and employees of the Company. Plaintiffs sought recovery from the defendants based primarily on allegations that S&P Global Ratings’ credit ratings practices for certain residential mortgage-backed securities and collateralized debt obligations misrepresented the credit risks of those securities, allegedly resulting in losses to the Company. In January of 2016, a different purported shareholder commenced a separate putative derivative action on behalf of the Company in New York State Supreme Court titled L.A. Grika v. Harold McGraw III, et al. The allegations in the complaint are substantially similar to those in the North Miami Beach matter. The complaint asserts claims for, among other things, breach of fiduciary duty, aiding and abetting breaches of fiduciary duty, unjust enrichment, contribution and indemnification against Harold McGraw III, Douglas L. Peterson, and nine former employees of the Company. The Grika matter was transferred to the judge presiding over the North Miami Beach matter. In December of 2016, the court issued orders granting the Company's motions to dismiss both the North Miami Beach and Grika matters. In January of 2017, the plaintiffs in both matters filed notices of appeal. On February 13, 2018, the appellate court affirmed the lower court's dismissal of the North Miami Beach matter. Briefing on the Grika appeal is now complete, and oral argument was held on April 11, 2018.

13.	Recently Issued or Adopted Accounting Standards

In February of 2018, the Financial Accounting Standards Board ("FASB") issued guidance which allows companies to reclassify certain stranded income tax effects resulting from the enactment of the TCJA from accumulated other comprehensive income to retained earnings. The guidance is effective for reporting periods after December 15, 2018; however, early adoption is permitted. We are currently evaluating the impact of the adoption of this guidance on our consolidated financial statements.

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

In May of 2017, FASB issued guidance that provides clarification on when modification accounting should be used for changes to the terms or conditions of a share-based payment award. This guidance does not change the accounting for modifications but clarifies when modification accounting guidance should be applied. Under the new guidance, an entity should apply modification accounting in response to a change in the terms and conditions of an entity's share-based payment awards unless three newly specified criteria are met. The guidance was effective on January 1, 2018, and the adoption of this guidance did not have a significant impact on our consolidated financial statements.

In March of 2017, FASB issued guidance to enhance the presentation of net periodic pension cost and net periodic postretirement benefit cost. The guidance requires employers to report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period, and requires the other components of net periodic pension cost and net periodic postretirement benefit cost to be presented in the income statement separately from the service cost component outside a subtotal of income from operations. Additionally, only the service cost component is eligible for capitalization. We adopted the guidance on January 1, 2018. The change in capitalization requirement did not have a material impact on our consolidated financial statements. As a result of the adoption of the guidance, net periodic benefit cost for our retirement and postretirement plans other than the service cost component are included in other (income) expense, net in our consolidated statements of income. See Note 6 — Employee Benefits for additional information related to our retirement and postretirement plans.

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

In January of 2017, the FASB issued guidance that clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The guidance was effective on January 1, 2018, and the adoption of this guidance did not have a significant impact on our consolidated financial statements.

In August of 2016, the FASB issued guidance providing amendments to eight specific statement of cash flows classification issues. The guidance was effective on January 1, 2018, and the adoption of this guidance did not have a significant impact on our consolidated financial statements.

In February of 2016, the FASB issued guidance that amends accounting for leases. Under the new guidance, a lessee will recognize assets and liabilities but will recognize expenses similar to current lease accounting. The guidance is effective for reporting periods beginning after December 15, 2018; however early adoption is permitted. The new guidance must be adopted using a modified retrospective approach to each prior reporting period presented with various optional practical expedients. We are in the process of designing our implementation plan to adopt the new standard for the January 1, 2019 implementation date and are continuing to evaluate the impact of the adoption of this guidance on our consolidated financial statements.

In January of 2016, the FASB issued guidance to enhance the reporting model for financial instruments, which includes amendments to address certain aspects of recognition, measurement, presentation and disclosure. We adopted this guidance on January 1, 2018. We recorded a reduction to opening retained earnings and an increase to accumulated other comprehensive income of $10 million as of January 1, 2018 due to the adoption of this guidance. The adoption of this guidance did not have a significant impact on our consolidated financial statements.

In May of 2014, the FASB and the International Accounting Standards Board (“IASB”) issued jointly a converged standard on the recognition of revenue from contracts with customers, which is intended to improve the financial reporting of revenue and comparability of the top line in financial statements globally. The core principle of the new standard is for the recognition of revenue to depict the transfer of goods or services to customers in amounts that reflect the payment to which the company expects to be entitled in exchange for those goods or services. The new standard also results in enhanced revenue disclosures, provides guidance for transactions that were not previously addressed comprehensively and improves guidance for multiple-element arrangements. We adopted the new revenue standard effective January 1, 2018 using the modified retrospective transition method. See Note 1— Nature of Operations and Basis of Presentation for further details.

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

	Statement of Income
	Three Months Ended March 31, 2018
	(Unaudited)
(in millions)	S&P Global Inc.	Standard & Poor's Financial Services LLC	Non-Guarantor Subsidiaries	Eliminations	S&P Global Inc. Consolidated
Revenue	$191	$434	$977	$(35)	$1,567
Expenses:
Operating-related expenses	34	117	323	(35)	439
Selling and general expenses	37	87	248	—	372
Depreciation	8	2	11	—	21
Amortization of intangibles	—	—	24	—	24
Total expenses	79	206	606	(35)	856
Operating profit	112	228	371	—	711
Other (income) expense, net	(7)	—	3	—	(4)
Interest expense (income), net	38	—	(4)	—	34
Non-operating intercompany transactions	100	(20)	(1,096)	1,016	—
Income before taxes on income	(19)	248	1,468	(1,016)	681
(Benefit) provision for taxes on income	(14)	71	90	—	147
Equity in net income of subsidiaries	1,512	—	—	(1,512)	—
Net income	$1,507	$177	$1,378	$(2,528)	$534
Less: net income attributable to noncontrolling interests	—	—	—	(43)	(43)
Net income attributable to S&P Global Inc.	$1,507	$177	$1,378	$(2,571)	$491
Comprehensive income	$1,487	$177	$1,412	$(2,533)	$543

	Statement of Income
	Three Months Ended March 31, 2017
	(Unaudited)
(in millions)	S&P Global Inc.	Standard & Poor's Financial Services LLC	Non-Guarantor Subsidiaries	Eliminations	S&P Global Inc. Consolidated
Revenue	$180	$438	$867	$(32)	$1,453
Expenses:
Operating-related expenses	31	119	293	(32)	411
Selling and general expenses	26	88	246	—	360
Depreciation	7	3	9	—	19
Amortization of intangibles	—	—	24	—	24
Total expenses	64	210	572	(32)	814
Operating profit	116	228	295	—	639
Other (income) expense, net	(6)	—	(3)	—	(9)
Interest expense (income), net	39	—	(2)	—	37
Non-operating intercompany transactions	82	(19)	(901)	838	—
Income before taxes on income	1	247	1,201	(838)	611
(Benefit) provision for taxes on income	(11)	99	93	—	181
Equity in net income of subsidiaries	1,224	—	—	(1,224)	—
Net income	$1,236	$148	$1,108	$(2,062)	$430
Less: net income attributable to noncontrolling interests	—	—	—	(31)	(31)
Net income attributable to S&P Global Inc.	$1,236	$148	$1,108	$(2,093)	$399
Comprehensive income	$1,238	$147	$1,147	$(2,064)	$468

	Balance Sheet
	March 31, 2018
	(Unaudited)
(in millions)	S&P Global Inc.	Standard & Poor's Financial Services LLC	Non-Guarantor Subsidiaries	Eliminations	S&P Global Inc. Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$581	$—	$1,175	$—	$1,756
Accounts receivable, net of allowance for doubtful accounts	133	178	1,002	—	1,313
Intercompany receivable	608	1,454	2,887	(4,949)	—
Prepaid and other current assets	92	(4)	127	—	215
Total current assets	1,414	1,628	5,191	(4,949)	3,284
Property and equipment, net of accumulated depreciation	170	1	99		270
Goodwill	261	—	2,775	9	3,045
Other intangible assets, net	—	—	1,390	—	1,390
Investments in subsidiaries	7,069	5	8,085	(15,159)	—
Intercompany loans receivable	118	—	1,885	(2,003)	—
Other non-current assets	232	63	213	—	508
Total assets	$9,264	$1,697	$19,638	$(22,102)	$8,497
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$79	$19	$98	$—	$196
Intercompany payable	3,577	29	1,343	(4,949)	—
Accrued compensation and contributions to retirement plans	84	14	97	—	195
Short-term debt	400	—	—	—	400
Income taxes currently payable	13	—	87	—	100
Unearned revenue	288	247	1,144	—	1,679
Accrued legal settlements	—	—	82	—	82
Other current liabilities	265	21	197	—	483
Total current liabilities	4,706	330	3,048	(4,949)	3,135
Long-term debt	3,170	—	—	—	3,170
Intercompany loans payable	102	—	1,901	(2,003)	—
Pension and other postretirement benefits	178	—	57	—	235
Other non-current liabilities	157	55	327	—	539
Total liabilities	8,313	385	5,333	(6,952)	7,079
Redeemable noncontrolling interest	—	—	—	1,350	1,350
Equity:
Common stock	412	—	2,318	(2,318)	412
Additional paid-in capital	(415)	604	9,335	(9,189)	335
Retained income	11,780	708	3,056	(5,117)	10,427
Accumulated other comprehensive loss	(289)	—	(382)	41	(630)
Less: common stock in treasury	(10,537)	—	(23)	23	(10,537)
Total equity - controlling interests	951	1,312	14,304	(16,560)	7
Total equity - noncontrolling interests	—	—	1	60	61
Total equity	951	1,312	14,305	(16,500)	68
Total liabilities and equity	$9,264	$1,697	$19,638	$(22,102)	$8,497

	Balance Sheet
	December 31, 2017
(in millions)	S&P Global Inc.	Standard & Poor's Financial Services LLC	Non-Guarantor Subsidiaries	Eliminations	S&P Global Inc. Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$632	$—	$2,147	$—	$2,779
Accounts receivable, net of allowance for doubtful accounts	138	152	1,029	—	1,319
Intercompany receivable	768	1,784	2,527	(5,079)	—
Prepaid and other current assets	143	(3)	86	—	226
Total current assets	1,681	1,933	5,789	(5,079)	4,324
Property and equipment, net of accumulated depreciation	158	10	107	—	275
Goodwill	261	—	2,719	9	2,989
Other intangible assets, net	—	—	1,388	—	1,388
Investments in subsidiaries	8,364	5	8,028	(16,397)	—
Intercompany loans receivable	116	—	1,699	(1,815)	—
Other non-current assets	215	61	174	(1)	449
Total assets	$10,795	$2,009	$19,904	$(23,283)	$9,425
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$79	$23	$93	$—	$195
Intercompany payable	3,433	492	1,154	(5,079)	—
Accrued compensation and contributions to retirement plans	145	86	241	—	472
Short-term debt	399	—	—	—	399
Income taxes currently payable	2	—	75	—	77
Unearned revenue	293	193	1,127	—	1,613
Accrued legal settlements	—	2	105	—	107
Other current liabilities	136	21	194	—	351
Total current liabilities	4,487	817	2,989	(5,079)	3,214
Long-term debt	3,170	—	—	—	3,170
Intercompany loans payable	101	—	1,715	(1,816)	—
Pension and other postretirement benefits	180	—	64	—	244
Other non-current liabilities	376	74	229	—	679
Total liabilities	8,314	891	4,997	(6,895)	7,307
Redeemable noncontrolling interest	—	—	—	1,350	1,350
Equity:
Common stock	412	—	2,318	(2,318)	412
Additional paid-in capital	(216)	602	9,256	(9,117)	525
Retained income	12,156	516	3,782	(6,429)	10,025
Accumulated other comprehensive loss	(269)	—	(426)	46	(649)
Less: common stock in treasury	(9,602)	—	(23)	23	(9,602)
Total equity - controlling interests	2,481	1,118	14,907	(17,795)	711
Total equity - noncontrolling interests	—	—	—	57	57
Total equity	2,481	1,118	14,907	(17,738)	768
Total liabilities and equity	$10,795	$2,009	$19,904	$(23,283)	$9,425

	Statement of Cash Flows
	Three Months Ended March 31, 2018
	(Unaudited)
(in millions)	S&P Global Inc.	Standard & Poor's Financial Services LLC	Non-Guarantor Subsidiaries	Eliminations	S&P Global Inc. Consolidated
Operating Activities:
Net income	$1,507	$177	$1,378	$(2,528)	$534
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	8	2	11	—	21
Amortization of intangibles	—	—	24	—	24
Provision for losses on accounts receivable	—	2	6	—	8
Stock-based compensation	5	3	5	—	13
Other	(71)	—	87	—	16
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	5	(27)	29	—	7
Prepaid and other current assets	(18)	1	(4)	—	(21)
Accounts payable and accrued expenses	(60)	(79)	(150)	—	(289)
Unearned revenue	(4)	28	3	—	27
Accrued legal settlements	(29)	—	—	—	(29)
Other current liabilities	22	(2)	(1)	—	19
Net change in prepaid/accrued income taxes	73	1	—	—	74
Net change in other assets and liabilities	(37)	—	(7)	—	(44)
Cash provided by operating activities	1,401	106	1,381	(2,528)	360
Investing Activities:
Capital expenditures	(23)	(6)	(4)	—	(33)
Acquisitions, net of cash acquired	—	—	(57)	—	(57)
Changes in short-term investments	—	—	3	—	3
Cash used for investing activities	(23)	(6)	(58)	—	(87)
Financing Activities:
Dividends paid to shareholders	(127)	—	—	—	(127)
Distributions to noncontrolling interest holders	—	—	(50)	—	(50)
Repurchase of treasury shares	(1,100)	—	—	—	(1,100)
Exercise of stock options	10	—		—	10
Employee withholding tax on share-based payments	(49)	—	—	—	(49)
Intercompany financing activities	(158)	(100)	(2,270)	2,528	—
Cash used for financing activities	(1,424)	(100)	(2,320)	2,528	(1,316)
Effect of exchange rate changes on cash from continuing operations	(5)	—	25	—	20
Net change in cash and cash equivalents	(51)	—	(972)	—	(1,023)
Cash and cash equivalents at beginning of period	632	—	2,147	—	2,779
Cash and cash equivalents at end of period	$581	$—	$1,175	$—	$1,756

	Statement of Cash Flows
	Three Months Ended March 31, 2017
	(Unaudited)
(in millions)	S&P Global Inc.	Standard & Poor's Financial Services LLC	Non-Guarantor Subsidiaries	Eliminations	S&P Global Inc. Consolidated
Operating Activities:
Net income	$1,236	$148	$1,108	$(2,062)	$430
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	7	3	9	—	19
Amortization of intangibles	—	—	24	—	24
Provision for losses on accounts receivable	1	1	3	—	5
Stock-based compensation	7	4	8	—	19
Other	5	—	8	—	13
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	8	(59)	63	—	12
Prepaid and other current assets	8	3	(2)	—	9
Accounts payable and accrued expenses	(61)	12	(186)	—	(235)
Unearned revenue	5	25	(36)	—	(6)
Accrued legal settlements	—	(1)	—	—	(1)
Other current liabilities	(35)	(3)	(20)	—	(58)
Net change in prepaid/accrued income taxes	123	—	23	—	146
Net change in other assets and liabilities	(6)	(4)	(14)	—	(24)
Cash provided by operating activities	1,298	129	988	(2,062)	353
Investing Activities:
Capital expenditures	(4)	(4)	(15)	—	(23)
Acquisitions, net of cash acquired	—	—	(1)	—	(1)
Proceeds from dispositions	—	—	2	—	2
Cash used for investing activities	(4)	(4)	(14)	—	(22)
Financing Activities:
Dividends paid to shareholders	(106)	—	—	—	(106)
Distributions to noncontrolling interest holders	—	—	(24)	—	(24)
Repurchase of treasury shares	(201)	—	—	—	(201)
Exercise of stock options	29	—	—	—	29
Employee withholding tax on share-based payments	(44)	—	—	—	(44)
Intercompany financing activities	(1,056)	(125)	(881)	2,062	—
Cash used for financing activities	(1,378)	(125)	(905)	2,062	(346)
Effect of exchange rate changes on cash from continuing operations	—	—	34	—	34
Net change in cash and cash equivalents	(84)	—	103	—	19
Cash and cash equivalents at beginning of period	711	—	1,681	—	2,392
Cash and cash equivalents at end of period	$627	$—	$1,784	$—	$2,411

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

The following Management's Discussion and Analysis (“MD&A”) provides a narrative of the results of operations and financial condition of S&P Global Inc. (together with its consolidated subsidiaries, "S&P Global," the “Company,” “we,” “us” or “our”) for the three months ended March 31, 2018. The MD&A should be read in conjunction with the consolidated financial statements, accompanying notes and MD&A included in our Form 10-K for the year ended December 31, 2017 (our “Form 10-K”), which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The MD&A includes the following sections:

•	Overview

•	Results of Operations — Comparing the Three Months Ended March 31, 2018 and 2017

•	Liquidity and Capital Resources

•	Reconciliation of Non-GAAP Financial Information

•	Critical Accounting Estimates

•	Recently Issued or Adopted Accounting Standards

•	Forward-Looking Statements

OVERVIEW

We are a leading provider of transparent and independent ratings, benchmarks, analytics and data to the capital and commodity markets worldwide.

Our operations consist of four reportable segments: S&P Global Ratings ("Ratings"), S&P Global Market Intelligence ("Market Intelligence"), S&P Global Platts ("Platts") and S&P Dow Jones Indices ("Indices").

•	Ratings is an independent provider of credit ratings, research, and analytics, offering investors and other market participants information, ratings and benchmarks.

•	Market Intelligence is a global provider of multi-asset-class data, research and analytical capabilities, which integrate cross-asset analytics and desktop services.

•	Platts is the leading independent provider of information and benchmark prices for the commodity and energy markets.

•	Indices is a global index provider maintaining a wide variety of valuation and index benchmarks for investment advisors, wealth managers and institutional investors.
Effective beginning with the first quarter of 2018, we began reporting the financial results of Market Intelligence and Platts as separate reportable segments consistent with the changes to our organizational structure and how our Chief Executive Officer evaluates the performance of these segments. Our historical segment reporting has been retroactively revised to reflect the current organizational structure.
Key results for the three months ended March 31 are as follows:

(in millions, except per share amounts)	2018	2017	% Change [1]
Revenue	$1,567	$1,453	8%
Operating profit [2]	$711	$639	11%
Operating margin %	45%	44%
Diluted earnings per share from net income	$1.93	$1.53	26%

[1]	% changes in the tables throughout the MD&A are calculated off of the actual number, not the rounded number presented.

[2]
2018 and 2017 include amortization of intangibles from acquisitions of $24 million. 2017 includes non-cash acquisition and disposition-related adjustments of $15 million and legal settlement expenses of $2 million.

Revenue increased 8% driven by increases at all of our reportable segments, with a 2 percentage point favorable impact from foreign exchange rates. Revenue growth at Indices was driven by higher volumes for exchange-traded derivatives and higher levels of assets under management for exchange traded funds ("ETFs"). The increase at Ratings was due to growth in non-transaction revenue primarily due to an increase in surveillance fees, higher entity credit ratings revenue and an increase in Ratings Evaluation Service activity. Revenue growth at Market Intelligence was driven by annualized contract value growth in the Market Intelligence

Desktop and Global Risk Services products. The increase at Platts was due to continued demand for market data and price assessment products.

Operating profit increased 11%, with a 2 percentage point favorable impact from foreign exchange rates. Excluding the favorable impact of non-cash acquisition and disposition-related adjustments in 2017 of 3 percentage points, operating profit increased 8%. The increase was primarily due to revenue growth at Indices and Ratings and a decrease in incentive costs at Ratings, partially offset by higher compensation costs due to annual merit increases and additional headcount. Additionally, operating profit was unfavorably impacted by a $20 million contribution made by the Company to the S&P Global Foundation during the first quarter of 2018.

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

RESULTS OF OPERATIONS — COMPARING THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

Consolidated Review

(in millions)	2018	2017	% Change
Revenue	$1,567	$1,453	8%
Total Expenses:
Operating-related expenses	439	411	7%
Selling and general expenses	372	360	3%
Depreciation and amortization	45	43	5%
Total expenses	856	814	5%
Operating profit	711	639	11%
Other (income) expense, net	(4)	(9)	(51)%
Interest expense, net	34	37	(8)%
Provision for taxes on income	147	181	(18)%
Net income	534	430	24%
Less: net income attributable to noncontrolling interests	(43)	(31)	36%
Net income attributable to S&P Global Inc.	$491	$399	23%

Revenue

The following table provides consolidated revenue information for the three months ended March 31:

(in millions)	2018	2017	% Change
Revenue	$1,567	$1,453	8%

Subscription revenue	$638	$588	8%
Non-transaction revenue	352	316	11%
Non-subscription / transaction revenue	378	387	(2)%
Asset-linked fees	136	114	19%
Sales usage-based royalties	63	48	34%

% of total revenue:
Subscription revenue	41%	40%
Non-transaction revenue	22%	22%
Non-subscription / transaction revenue	24%	27%
Asset-linked fees	9%	8%
Sales usage-based royalties	4%	3%

U.S. revenue	$951	$891	7%
International revenue:
European region	381	346	10%
Asia	156	132	18%
Rest of the world	79	84	(6)%
Total international revenue	$616	$562	10%
% of total revenue:
U.S. revenue	61%	61%
International revenue	39%	39%

Subscription revenue increased primarily from growth in Market Intelligence's average contract values and continued demand for Platt's proprietary content. Non-transaction revenue grew at Ratings primarily due to an increase in surveillance fees, higher entity credit ratings revenue and an increase in Ratings Evaluation Service activity. Non-subscription / transaction revenue decreased primarily due to reduction in transaction revenue at Ratings due to a decline in corporate bond ratings revenue and public finance revenue in the U.S. and a decrease in U.S. bank loan ratings. Asset-linked fees increased primarily due to the impact of higher levels of assets under management for ETFs. Sales usage-based royalties increased primarily driven by higher volumes for exchange-traded derivatives. See “Segment Review” below for further information.

The favorable impact of foreign exchange rates increased revenue by 2 percentage points. This impact refers to constant currency comparisons estimated by recalculating current year results of foreign operations using the average exchange rate from the prior year.

Total Expenses

The following tables provide an analysis by segment of our operating-related expenses and selling and general expenses for the three months ended March 31:

(in millions)	2018		2017		% Change
	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses
Ratings [1]	$217	$114	$207	$125	5%	(8)%
Market Intelligence [2]	172	129	154	119	12%	7%
Platts [3]	54	46	52	52	4%	(11)%
Indices	24	40	23	30	1%	32%
Intersegment eliminations [4]	(28)	—	(25)	—	(13)%	N/M
Total segments	439	329	411	326	7%	1%
Corporate	—	43	—	34	N/M	27%
Total	$439	$372	$411	$360	7%	3%
N/M - not meaningful

[1]	In 2017, selling and general expenses include legal settlement expenses of $2 million.

[2]	In 2017, selling and general expenses include non-cash disposition-related adjustments of $4 million.

[3]	In 2017, selling and general expenses include non-cash acquisition-related adjustments of $11 million.

[4]	Intersegment eliminations relate to a royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings.

Operating-Related Expenses

Operating-related expenses increased 7% driven by increases at Market Intelligence and Ratings due to higher compensation costs primarily related to annual merit increases and additional headcount. The increase at Ratings was partially offset by a decrease in incentive costs.

Intersegment eliminations primarily relate to a royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings.

Selling and General Expenses

Selling and general expenses increased 3%. Excluding the favorable impact of non-cash acquisition and disposition-related adjustments of 5 percentage points, selling and general expenses increased 8%. The increase is due to higher compensation costs primarily related to additional headcount and increased technology costs at Market Intelligence and Indices, and an expense related to a $20 million contribution made by the Company to the S&P Global Foundation during the first quarter of 2018.

Depreciation and Amortization

Depreciation and amortization increased 5% compared to the first quarter of 2017 due to an increase in depreciation expense primarily related to asset additions that occurred in the last nine months of 2017.

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
The table below reconciles segment operating profit to total operating profit for the three months ended March 31:

(in millions)	2018	2017	% Change
Ratings [1]	$408	$374	9%
Market Intelligence [2]	112	104	8%
Platts [3]	90	82	9%
Indices [4]	147	115	28%
Total segment operating profit	757	675	12%
Unallocated expense	(46)	(36)	28%
Total operating profit	$711	$639	11%

[1]	2017 includes legal settlement expenses of $2 million and amortization of intangibles from acquisitions of $1 million.

[2]	2018 and 2017 include amortization of intangibles from acquisitions of $17 million. 2017 includes non-cash disposition-related adjustments of $4 million.

[3]	2018 and 2017 include amortization of intangibles from acquisitions of $5 million. 2017 includes non-cash acquisition-related adjustments of $11 million.

[4]	2018 and 2017 includes amortization of intangibles from acquisitions of $2 million and $1 million, respectively.

Segment Operating Profit — Increased 12% as compared to the first quarter of 2017. Excluding the favorable impact of non-cash acquisition and disposition-related adjustments 3 percentage points, segment operating profit increased 9%. This increase was primarily due to revenue growth at Indices and Ratings, partially offset by higher compensation costs due to annual merit increases and additional headcount. See “Segment Review” below for further information.

Unallocated Expense — These expenses, included in selling and general expenses, mainly include costs for corporate center functions, select initiatives and unoccupied office space. Unallocated expense increased 28% as compared to the first quarter of 2017 primarily due to a $20 million contribution made by the Company to the S&P Global Foundation during the first quarter of 2018.

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

Interest Expense, net

Net interest expense decreased compared to the first quarter of 2017 due to higher interest income in 2018 driven by an increase in deposit rates of cash held in U.S. dollar accounts.

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

The effective income tax rate was 21.6% and 29.5% for the three months ended March 31, 2018 and March 31, 2017, respectively. The decrease in 2018 was primarily due to the reduction of the U.S. federal corporate tax rate as a result of the enactment of the TCJA.

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

Non-transaction revenue primarily includes fees for surveillance of a credit rating, annual fees for customer relationship-based pricing programs, fees for entity credit ratings and global research and analytics. Non-transaction revenue also includes an intersegment royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings. Royalty revenue was $26 million and $24 million for the three months ended March 31, 2018 and March 31, 2017, respectively.

The following table provides revenue and segment operating profit information for the three months ended March 31:

(in millions)	2018	2017	% Change
Revenue	$748	$714	5%

Non-transaction revenue	$380	$341	11%
Transaction revenue	$368	$373	(1)%
% of total revenue:
Non-transaction revenue	51%	48%
Transaction revenue	49%	52%

U.S. revenue	$422	$418	1%
International revenue	$326	$296	10%
% of total revenue:
U.S. revenue	56%	59%
International revenue	44%	41%

Operating profit [1]	$408	$374	9%
Operating margin %	55%	52%

[1]	2017 includes legal settlement expenses of $2 million and amortization of intangibles from acquisitions of $1 million.

Revenue increased 5%, with a 3 percentage point favorable impact from foreign exchange rates. Non-transaction revenue grew primarily due to an increase in surveillance fees, higher entity credit ratings revenue and an increase in Ratings Evaluation Service activity. The increase in non-transaction revenue was slightly offset by a reduction in transaction revenue primarily due to a decline in corporate bond ratings revenue and public finance revenue driven by lower issuance in the U.S. and a decrease in U.S. bank loan ratings. These transaction revenue decreases were partially offset by an increase in structured finance transaction revenue primarily driven by increased U.S. collateralized loan obligations ("CLO") and U.S. commercial mortgage-backed securities issuance. Revenue growth also benefited from improved contract terms.

Operating profit increased 9%, with a 5 percentage point favorable impact from foreign exchange rates. Excluding the favorable impact of higher legal settlement expenses and amortization of intangibles in 2017 of 1 percentage point, operating profit increased 8%. This increase was primarily due to the favorable impact of foreign exchange rates, revenue growth and a decrease in incentive costs, partially offset by higher salary costs primarily driven by annual merit increases.

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

	First Quarter Compared to Prior Year
Corporate Bond Issuance	U.S.	Europe	Global
High-yield issuance	(37)%	(11)%	(22)%
Investment grade	(17)%	(6)%	(7)%
Total new issue dollars — Corporate issuance	(21)%	(7)%	(9)%

•	Corporate issuance in the U.S. and Europe declined driven by market volatility. An increase in interest rates in the U.S. contributed to market volatility in the quarter.

	First Quarter Compared to Prior Year
Structured Finance	U.S.	Europe	Global
Asset-backed securities (“ABS”)	27%	135%	35%
Structured credit	43%	91%	52%
Commercial mortgage-backed securities (“CMBS”)	29%	(22)%	27%
Residential mortgage-backed securities (“RMBS”)	1%	63%	23%
Covered bonds	*	8%	13%
Total new issue dollars — Structured finance	29%	29%	29%

*	Represents no activity in 2018 and 2017.

•	ABS issuance was up in the U.S. and Europe in the quarter reflecting an increase in auto transactions.

•	Issuance was up in the U.S. and European structured credit markets driven by new CLO transactions.

•	CMBS issuance was up in the U.S. reflecting increased market volume. European CMBS issuance was down, although from a low 2017 base.

•	RMBS issuance was up in the U.S. and Europe reflecting increased market volume.

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

Market Intelligence

Market Intelligence's portfolio of capabilities are designed to help investment professionals, government agencies, corporations and universities track performance, generate alpha, identify investment ideas, understand competitive and industry dynamics, perform valuations and assess credit risk.

Market Intelligence includes the following business lines:

•
Desktop — a product suite that provides data, analytics and third-party research for global finance professionals, which includes the Market Intelligence Desktop (which are inclusive of the S&P Capital IQ and SNL Desktop products);

•	Data Management Solutions — integrated bulk data feeds and application programming interfaces that can be customized, which includes Compustat, GICS, Point In Time Financials and CUSIP; and

•
Risk Services — commercial arm that sells Ratings' credit ratings and related data, analytics and research, which includes subscription-based offerings, RatingsDirect® and RatingsXpress®, and Credit Analytics.

Subscription revenue at Market Intelligence is primarily derived from distribution of data, analytics, third party research, and credit ratings-related information primarily through web-based channels including Market Intelligence Desktop, RatingsDirect®, RatingsXpress®, and Credit Analytics. Non-subscription revenue at Market Intelligence is primarily related to certain advisory, pricing and analytical services.

The following table provides revenue and segment operating profit information for the three months ended March 31:

(in millions)	2018	2017	% Change
Revenue	$437	$402	9%

Subscription revenue [1]	$424	$385	10%
Non-subscription revenue [1]	$8	$11	(23)%
Asset-linked fees	$5	$6	(13)%
% of total revenue:
Subscription revenue	97%	96%
Non-subscription revenue	2%	3%
Asset-linked fees	1%	1%

U.S. revenue	$290	$271	7%
International revenue	$147	$131	12%
% of total revenue:
U.S. revenue	66%	67%
International revenue	34%	33%

Operating profit [2]	$112	$104	8%
Operating margin %	26%	26%

[1]
In the third quarter of 2017, we reevaluated our subscription and non-subscription revenue presentation which resulted in a reclassification of $18 million from non-subscription revenue to subscription revenue for the three months ended March 31, 2017.

[2]	2018 and 2017 includes amortization of intangibles from acquisitions of $17 million. 2017 includes a non-cash disposition-related adjustment of $4 million.

Revenue increased 9%, with a 1 percentage point favorable impact from foreign exchange rates. Revenue increased driven by growth in annualized contract values in the Market Intelligence Desktop products, RatingsXpress® and RatingsDirect®. The number of users and customers continued to grow for each of these products in the quarter.

Operating profit increased 8%. Excluding the favorable impact of a non-cash disposition-related adjustment in 2017 of 4 percentage points, operating profit increased 4%. The increase was primarily due to revenue growth, partially offset by higher compensation costs, higher fringe benefit costs and an increase in technology costs. Higher compensation costs were driven by annual merit increases and additional headcount partially related to the acquisition of Panjiva Inc. ("Panjiva")in February of 2018. See Note 2 - Acquisitions and Divestitures to the consolidated financial statements of this Form 10-Q for further discussion.

Platts

Platts is the leading independent provider of information and benchmark prices for the commodity and energy markets. Platts provides essential price data, analytics, and industry insight enabling the commodity and energy markets to perform with greater transparency and efficiency.

Platts' revenue is generated primarily through the following sources:

•	Subscription revenue — primarily from subscriptions to our real-time news, market data and price assessments, along with other information products;

•	Sales and usage-based royalties — primarily from licensing of our proprietary market price data and price assessments to commodity exchanges; and

•	Non-subscription revenue — conference sponsorship, consulting engagements, and events.

The following table provides revenue and segment operating profit information for the three months ended March 31:

(in millions)	2018	2017	% Change
Revenue	$196	$191	3%

Subscription revenue	$181	$172	5%
Sales usage-based royalties	$13	$16	(17)%
Non-subscription revenue	$2	$3	(19)%
% of total revenue:
Subscription revenue	92%	90%
Sales usage-based royalties	7%	8%
Non-subscription revenue	1%	2%

U.S. revenue	$69	$72	(3)%
International revenue	$127	$119	6%
% of total revenue:
U.S. revenue	35%	38%
International revenue	65%	62%

Operating profit [1]	$90	$82	9%
Operating margin %	46%	43%

[1]	2018 and 2017 includes amortization of intangibles from acquisitions of $5 million. 2017 includes a non-cash acquisition-related adjustment of $11 million.

Revenue increased 3% due to continued demand for market data and price assessment products, led by petroleum, partially offset by a decrease in sales usage-based royalties from the licensing of our proprietary market price data and price assessments to commodity exchanges mainly due to a decline in oil trading volumes. While petroleum is still the biggest driver, the revenue mix continues to become more diversified as other sectors contributed to revenue growth including metals and petrochemicals.

Operating profit increased 9%, with a 5 percentage point unfavorable impact from foreign exchange rates. Excluding the favorable impact of a non-cash acquisition-related adjustment in 2017 of 13 percentage points, operating profit decreased 4%. The decrease was primarily due to the unfavorable impact of foreign exchange rates and a reduction in revenue from the licensing of our proprietary market price data and price assessments to commodity exchanges.

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
Indices primarily derives revenue from asset-linked fees based on the S&P and Dow Jones Indices and to a lesser extent generates subscription revenue and transaction revenue. Specifically, Indices generates revenue from the following sources:

•	Investment vehicles — asset-linked fees such as ETFs and mutual funds, that are based on the S&P Dow Jones Indices' benchmarks that generate revenue through fees based on assets and underlying funds;

•	Exchange traded derivatives — generate sales usage-based royalties based on trading volumes of derivatives contracts listed on various exchanges;

•	Index-related licensing fees — fixed or variable annual and per-issue asset-linked fees for over-the-counter derivatives and retail-structured products; and

•	Data and customized index subscription fees — fees from supporting index fund management, portfolio analytics and research.

The following table provides revenue and segment operating profit information for the three months ended March 31:

(in millions)	2018	2017	% Change
Revenue	$214	$171	25%

Asset-linked fees	$131	$108	21%
Sales usage-based royalties	$50	$32	59%
Subscription revenue	$33	$31	5%
% of total revenue:
Asset-linked fees	61%	63%
Sales usage-based royalties	24%	19%
Subscription revenue	15%	18%

U.S. revenue	$184	$142	29%
International revenue	$30	$29	4%
% of total revenue:
U.S. revenue	86%	83%
International revenue	14%	17%

Operating profit [1]	$147	$115	28%
Less: net operating profit attributable to noncontrolling interests	40	30
Net operating profit	$107	$85	27%
Operating margin %	69%	67%
Net operating margin %	50%	49%

[1]	2018 and 2017 includes amortization of intangibles from acquisitions of $2 million and $1 million, respectively.

Revenue at Indices increased 25%, primarily driven by higher volumes for exchange-traded derivatives and higher levels of assets under management ("AUM") for ETFs. Ending AUM for ETFs in the first quarter of 2018 increased 19% to $1.326 trillion and average AUM for ETFs increased 28% to $1.377 trillion compared to the first quarter of 2017. Ending AUM for the first quarter of 2018 was slightly lower than the ending AUM of $1.343 trillion in the fourth quarter of 2017.

Operating profit grew 28%. The impact of revenue growth was partially offset by higher compensation costs and increased operating costs to support revenue growth and business initiatives. Higher compensation costs were driven by annual merit increases and additional headcount. Foreign exchange rates had an unfavorable impact on operating profit of 2 percentage points.

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

Cash Flow Overview

Cash and cash equivalents were $1,756 million as of March 31, 2018, a decrease of $1,023 million from December 31, 2017, and consisted of approximately 30% of domestic cash and 70% of cash held abroad.

The following table provides cash flow information for the three months ended March 31:

(in millions)	2018	2017	% Change
Net cash provided by (used for):
Operating activities	$360	$353	2%
Investing activities	$(87)	$(22)	N/M
Financing activities	$(1,316)	$(346)	N/M
N/M - not meaningful

In the first three months of 2018, free cash flow decreased to $277 million compared to $306 million in the first three months of 2017. The decrease is primarily due to legal settlement payments and a $20 million contribution made by the Company to the S&P Global Foundation during the first quarter of 2018. Free cash flow is a non-GAAP financial measure and reflects our cash flow provided by operating activities less capital expenditures and distributions to noncontrolling interest holders. Capital expenditures include purchases of property and equipment and additions to technology projects. See “Reconciliation of Non-GAAP Financial Information” below for a reconciliation of cash flow provided by operating activities, the most directly comparable U.S. GAAP financial measure, to free cash flow and free cash flow excluding certain items.

Operating activities

Cash provided by operating activities increased $7 million to $360 million for the first three months of 2018. The increase is mainly due to higher results from operations in 2018, partially offset by lower income tax accruals in 2018 due to the reduction of the U.S. federal corporate tax rate as a result of the enactment of the TCJA.

Investing activities

Our cash outflows from investing activities are primarily for acquisitions and capital expenditures, while cash inflows are primarily proceeds from dispositions.

Cash used for investing activities increased to $87 million for the first three months of 2018 compared to $22 million in the first three months of 2017, primarily due to cash used for the acquisitions of Pragmatix Services Private Limited ("Pragmatix") and Panjiva in 2018. See Note 2 — Acquisitions and Divestitures to the consolidated financial statements of this Form 10-Q for further discussion.

Financing activities

Our cash outflows from financing activities consist primarily of share repurchases, dividends to shareholders and repayments of short-term and long-term debt, while cash inflows are primarily attributable to the borrowing of short-term and long-term debt and proceeds from the exercise of stock options.

Cash used for financing activities increased to $1,316 million for the first three months of 2018 as compared to $346 million in the first three months of 2017. The increase is primarily attributable to an increase in cash used for share repurchases in 2018.

During the first three months of 2018, we used cash to repurchase 5.0 million shares for $1,100 million. We entered into an accelerated share repurchase ("ASR") agreement with a financial institution on March 6, 2018 to initiate share repurchases aggregating $1 billion. The ASR agreement was structured as an uncapped ASR agreement in which we paid $1 billion and received an initial delivery of approximately 4.5 million shares, representing 85% of the $1 billion at a price equal to the then market price of the Company. The total number of shares to be repurchased under the ASR agreement will be equal to $1 billion divided by the volume weighted-average share price, less a discount, over the term of the ASR agreement. The final settlement of the transaction under the ASR agreement is expected to be completed no later than the third quarter of 2018. The repurchased shares are held in Treasury. The ASR agreement was executed under the current share repurchase program, approved on December 4, 2013. During the first three months of 2017, we used cash to repurchase 1.5 million shares for $201 million.

Additional Financing

We have the ability to borrow a total of $1.2 billion through our commercial paper program, which is supported by our revolving$1.2 billion five-year credit agreement (our "credit facility") that we entered into on June 30, 2017. This credit facility will terminate on June 30, 2022. As of March 31, 2018 and December 31, 2017, there were no commercial paper borrowings outstanding.

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

(in millions)	2018	2017	% Change
Cash provided by operating activities	$360	$353	2%
Capital expenditures	(33)	(23)
Distributions to noncontrolling interest holders	(50)	(24)
Free cash flow	277	306	(10)%
Payment of legal settlements	29	1
Tax benefit from legal settlements	(7)	—
Free cash flow excluding above items	$299	$307	(3)%

(in millions)	2018	2017	% Change
Cash used for investing activities	(87)	(22)	N/M
Cash used for financing activities	(1,316)	(346)	N/M
N/M - not meaningful

CRITICAL ACCOUNTING ESTIMATES

Our accounting policies are described in Note 1 — Accounting Policies to the consolidated financial statements in our most recent Form 10-K. As discussed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our most recent Form 10-K, we consider an accounting estimate to be critical if it required assumptions to be made that were uncertain at the time the estimate was made and changes in the estimate or different estimates could have a material effect on our results of operations. These critical estimates include those related to revenue recognition, allowance for doubtful accounts, valuation of long-lived assets, goodwill and other intangible assets, pension plans, incentive compensation and stock-based compensation, income taxes, contingencies and redeemable non-controlling interests. We base our estimates on historical experience, current developments and on various other assumptions that we believe to be reasonable under these circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that cannot readily be determined from other sources. There can be no assurance that actual results will not differ from those estimates. Since the date of our most recent Form 10-K, we adopted Financial Accounting Standards Board Accounting Standards Codification ("ASC") 606. There have been no other material changes to our critical accounting policies and estimates.

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
Forward-looking statements are subject to inherent risks and uncertainties. Factors that could cause actual results to differ materially from those expressed or implied in forward-looking statements include, among other things:

•
the impact of the recent acquisition of Kensho, including the impact on the Company’s results of operations; any failure to successfully integrate Kensho into the Company’s operations; any failure to attract and retain key employees; and the risk of litigation, unexpected costs, charges or expenses relating to the acquisition;

•
worldwide economic, financial, political and regulatory conditions, including conditions that may result from legislative, regulatory and policy changes associated with the current U.S. administration or the United Kingdom’s withdrawal from the European Union;

•
the rapidly evolving regulatory environment, in Europe, the United States and elsewhere, affecting Ratings, S&P Global Platts, Indices, and S&P Global Market Intelligence, including new and amended regulations and the Company’s compliance therewith;

•	our ability to make acquisitions and dispositions and successfully integrate the businesses we acquire;

•	the outcome of litigation, government and regulatory proceedings, investigations and inquiries;

•	the health of debt and equity markets, including credit quality and spreads, the level of liquidity and future debt issuances;

•	the demand and market for credit ratings in and across the sectors and geographies where the Company operates;

•	concerns in the marketplace affecting the Company’s credibility or otherwise affecting market perceptions of the integrity or utility of independent credit ratings;

•	the effect of competitive products and pricing, including the level of success of new product developments and global expansion;

•	consolidation in the Company’s end-customer markets;

•	the introduction of competing products or technologies by other companies;

•	the impact of customer cost-cutting pressures, including in the financial services industry and the commodities markets;

•	a decline in the demand for credit risk management tools by financial institutions;

•	the level of merger and acquisition activity in the United States and abroad;

•	the volatility of the energy marketplace;

•	the health of the commodities markets;

•	our ability to attract, incentivize and retain key employees;

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

•	changes in applicable tax or accounting requirements;

•	guidance and information regarding the implementation of the Tax Cuts and Jobs Act;

•	the level of the Company’s future cash flows and capital investments;

•	the impact on the Company’s revenue and net income caused by fluctuations in foreign currency exchange rates; and

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risk includes changes in foreign exchange rates. We have operations in foreign countries where the functional currency is primarily the local currency. For international operations that are determined to be extensions of the parent company, the U.S. dollar is the functional currency. We typically have naturally hedged positions in most countries from a local currency perspective with offsetting assets and liabilities. As of March 31, 2018 and December 31, 2017, we entered into foreign exchange forward contracts in order to mitigate the change in fair value of specific assets and liabilities in the consolidated balance sheet. These forward contracts are not designated as hedges and do not qualify for hedge accounting. As of March 31, 2018 and December 31, 2017, we entered into foreign exchange forward contracts to hedge the effect of adverse fluctuations in foreign currency exchange rates. We have not entered into any derivative financial instruments for speculative purposes. See Note 5 - Derivative Instruments to the consolidated financial statements of this Form 10-Q for further discussion.

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

As of March 31, 2018, an evaluation was performed under the supervision and with the participation of management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2018.

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

Item 1a. Risk Factors

Our most recent Form 10-K contains detailed cautionary statements which identify all known material risks, uncertainties and other factors that could cause our actual results to differ materially from historical or expected results. There have been no material changes to the risk factors we have previously disclosed in Item 1a, Risk Factors, in our most recent Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On December 4, 2013, the Board of Directors approved a share repurchase program authorizing the purchase of up to 50 million shares, which was approximately 18% of the Company's outstanding shares at that time. During the first quarter of 2018, we repurchased 5.0 million shares, and as of March 31, 2018, 14.0 million shares remained under our current repurchase program.

We entered into an accelerated share repurchase ("ASR") agreement with a financial institution on March 6, 2018 to initiate share repurchases aggregating $1 billion. The ASR agreement was structured as an uncapped ASR agreement in which we paid $1 billion and received an initial delivery of approximately 4.5 million shares, representing 85% of the $1 billion at a price equal to the then market price of the Company. The total number of shares to be repurchased under the ASR agreement will be equal to $1 billion divided by the volume weighted-average share price, less a discount, over the term of the ASR agreement. The final settlement of the transaction under the ASR agreement is expected to be completed no later than the third quarter of 2018. The repurchased shares are held in Treasury. The ASR agreement was executed under the current share repurchase program, approved on December 4, 2013.

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

The following table provides information on our purchases of our outstanding common stock during the first quarter of 2018 pursuant to our current share repurchase program (column c). In addition to these purchases, the number of shares in column (a) include shares of common stock that are tendered to us to satisfy our employees’ tax withholding obligations in connection with the vesting of awards of restricted shares (we repurchase such shares based on their fair market value on the vesting date). There were no other share repurchases during the quarter outside the repurchases noted below.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs	(d) Maximum Number of Shares that may yet be Purchased Under the Programs
January 1 — January 31, 2018	444,437	$177.87	442,400	18.6
February 1 — February 28, 2018	119,391	178.92	119,000	18.5
March 1 — March 31, 2018 [1]	4,450,516	189.52	4,450,495	14.0
Total — Quarter [1]	5,014,344	$178.09	5,011,895	14.0

[1]	Average price paid per share information does not include the accelerated share repurchase transaction as discussed in more detail above.

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

Revenue during the first quarter of 2018 attributable to the transactions or dealings by the Company described below was approximately $94,000 with net profit from such sales being a fraction of the revenues.

During the first quarter of 2018, Platts, a division of the Company that provides energy-related information in over 150 countries, sold information and informational materials, which are generally exempt from U.S. economic sanctions, to 12 subscribers that are owned or controlled, or appear to be owned or controlled, by the Government of Iran (the “GOI”). The Company, among other things, offers customers that subscribe to its publications access to proprietary data, analytics, and industry information that enable commodities markets to perform with greater transparency and efficiency. This division provided such data related to the energy and petrochemicals markets to the subscribers referenced above, generating revenue that was a de minimis portion of both the division's and the Company’s revenue. Six of the subscribers are designated by OFAC as GOI entities; and five appear, based on publicly available information, to be owned or controlled by GOI entities. In addition, during the third quarter of 2017, this division entered into a contract to sell information and informational materials to another subscriber that is owned or controlled by the Government of Iran, but no revenues were received under this contract during the third quarter. We believe that these transactions were permissible under U.S. sanctions pursuant to certain statutory and regulatory exemptions for the exportation of information and informational materials. The Company will continue to monitor its provision of products and services to these Iranian customers so that such activity continues to be permissible under U.S. sanctions.

Item 6. Exhibits

(10.1)	Form of 2018 Performance Share Unit Terms and Conditions

(10.2)	Form of 2018 Restricted Stock Unit Terms and Conditions - Cliff Vesting

(10.3)	Form of 2018 Restricted Stock Unit Terms and Conditions - Tranche Vesting

(10.4)	S&P Dow Jones Indices 2018 Long-Term Cash Incentive Compensation Plan dated April 5, 2018

(12)	Computation of Ratio of Earnings to Fixed Charges

(15)	Letter on Unaudited Interim Financials

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

(32)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(101.INS)	XBRL Instance Document

(101.SCH)	XBRL Taxonomy Extension Schema

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase

(101.LAB)	XBRL Taxonomy Extension Label Linkbase

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

S&P Global Inc.
Registrant

Date:	April 26, 2018	By:	/s/ Ewout L. Steenbergen
Ewout L. Steenbergen
Executive Vice President and Chief Financial Officer

Date:	April 26, 2018	By:	/s/ Robert J. MacKay
Robert J. MacKay
Senior Vice President and Corporate Controller