Form 10-Q
period 2018-06-30
S&P Global Inc.
filed 2018-07-26
CIK 64040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Shares Outstanding	Date
Common stock (par value $1.00 per share)	251.5 million	July 20, 2018

S&P Global Inc.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of S&P Global Inc.

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of S&P Global Inc. (and subsidiaries) (the “Company”) as of June 30, 2018, the related consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2018 and 2017, the related consolidated statements of cash flows for the six-month periods ended June 30, 2018 and 2017, the related consolidated statement of equity for the six-month period ended June 30, 2018, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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

/s/ ERNST & YOUNG LLP

New York, NY
July 26, 2018

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

S&P Global Inc.
Consolidated Statements of Income
(Unaudited)

(in millions, except per share amounts)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenue	$1,609	$1,509	$3,176	$2,962
Expenses:
Operating-related expenses	446	432	884	843
Selling and general expenses	439	364	812	725
Depreciation	19	20	40	39
Amortization of intangibles	33	25	57	49
Total expenses	937	841	1,793	1,656
Operating profit	672	668	1,383	1,306
Other income, net	(11)	(9)	(16)	(18)
Interest expense, net	26	37	61	74
Income before taxes on income	657	640	1,338	1,250
Provision for taxes on income	156	183	303	363
Net income	501	457	1,035	887
Less: net income attributable to noncontrolling interests	(40)	(36)	(84)	(67)
Net income attributable to S&P Global Inc.	$461	$421	$951	$820

Earnings per share attributable to S&P Global Inc. common shareholders:
Net income:
Basic	$1.83	$1.63	$3.78	$3.18
Diluted	$1.82	$1.62	$3.75	$3.15
Weighted-average number of common shares outstanding:
Basic	251.1	257.3	251.7	257.7
Diluted	253.3	259.9	253.8	260.4

Actual shares outstanding at period end			251.4	257.0

Dividend declared per common share	$0.50	$0.41	$1.00	$0.82

See accompanying notes to the unaudited consolidated financial statements.

S&P Global Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

(in millions)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income	$501	$457	$1,035	$887

Other comprehensive income:
Foreign currency translation adjustment	(75)	42	(52)	72
Income tax effect	15	—	(3)	—
	(60)	42	(55)	72

Pension and other postretirement benefit plans	(15)	—	(11)	4
Income tax effect	4	2	3	1
	(11)	2	(8)	5

Unrealized gain (loss) on investment and forward exchange contracts	(5)	(10)	(4)	(3)
Income tax effect	1	2	1	—
	(4)	(8)	(3)	(3)

Comprehensive income	426	493	969	961
Less: comprehensive income attributable to nonredeemable noncontrolling interests	(5)	(5)	(8)	(6)
Less: comprehensive income attributable to redeemable noncontrolling interests	(36)	(31)	(76)	(61)
Comprehensive income attributable to S&P Global Inc.	$385	$457	$885	$894

See accompanying notes to the unaudited consolidated financial statements.

S&P Global Inc.
Consolidated Balance Sheets

(in millions)	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,885	$2,777
Restricted cash	50	2
Accounts receivable, net of allowance for doubtful accounts: 2018 - $31; 2017 - $33	1,290	1,319
Prepaid and other current assets	243	226
Total current assets	3,468	4,324
Property and equipment, net of accumulated depreciation: 2018 - $574; 2017 - $554	273	275
Goodwill	3,538	2,989
Other intangible assets, net	1,453	1,388
Other non-current assets	485	449
Total assets	$9,217	$9,425
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$192	$195
Accrued compensation and contributions to retirement plans	263	472
Short-term debt	—	399
Income taxes currently payable	79	77
Unearned revenue	1,689	1,613
Accrued legal and regulatory settlements	149	107
Other current liabilities	352	351
Total current liabilities	2,724	3,214
Long-term debt	3,660	3,170
Pension and other postretirement benefits	229	244
Other non-current liabilities	537	679
Total liabilities	7,150	7,307
Redeemable noncontrolling interest (Note 8)	1,431	1,350
Commitments and contingencies (Note 12)
Equity:
Common stock	412	412
Additional paid-in capital	732	525
Retained income	10,680	10,025
Accumulated other comprehensive loss	(705)	(649)
Less: common stock in treasury	(10,536)	(9,602)
Total equity — controlling interests	583	711
Total equity — noncontrolling interests	53	57
Total equity	636	768
Total liabilities and equity	$9,217	$9,425

See accompanying notes to the unaudited consolidated financial statements.

S&P Global Inc.
Consolidated Statements of Cash Flows
(Unaudited)

(in millions)	Six Months Ended
	June 30,
	2018	2017
Operating Activities:
Net income	$1,035	$887
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	40	39
Amortization of intangibles	57	49
Provision for losses on accounts receivable	10	13
Stock-based compensation	46	41
Other	102	26
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	19	(49)
Prepaid and other current assets	(19)	(13)
Accounts payable and accrued expenses	(217)	(139)
Unearned revenue	41	(17)
Accrued legal settlements	(29)	(4)
Other current liabilities	(69)	(85)
Net change in prepaid/accrued income taxes	24	(45)
Net change in other assets and liabilities	(137)	(29)
Cash provided by operating activities	903	674
Investing Activities:
Capital expenditures	(60)	(56)
Acquisitions, net of cash acquired	(246)	(70)
Proceeds from dispositions	—	2
Changes in short-term investments	1	—
Cash used for investing activities	(305)	(124)
Financing Activities:
Proceeds from issuance of senior notes, net	489	—
Payments on senior notes	(403)	—
Dividends paid to shareholders	(253)	(212)
Distributions to noncontrolling interest holders	(78)	(54)
Purchase of CRISIL shares	(25)	—
Repurchase of treasury shares	(1,100)	(346)
Exercise of stock options	16	38
Employee withholding tax on share-based payments	(50)	(44)
Cash used for financing activities	(1,404)	(618)
Effect of exchange rate changes on cash from continuing operations	(38)	60
Net change in cash, cash equivalents, and restricted cash	(844)	(8)
Cash, cash equivalents, and restricted cash at beginning of period	2,779	2,392
Cash, cash equivalents, and restricted cash at end of period	$1,935	$2,384

See accompanying notes to the unaudited consolidated financial statements.

S&P Global Inc.
Consolidated Statement of Equity
(Unaudited)

(in millions)	Common Stock $1 par	Additional Paid-in Capital	Retained Income		Accumulated Other Comprehensive Loss		Less: Treasury Stock	Total SPGI Equity		Noncontrolling Interests	Total Equity
Balance as of December 31, 2017	$412	$525	$10,025		$(649)		$9,602	$711		$57	$768
Comprehensive income [1]			951		(66)			885		8	893
Dividends			(253)					(253)		(7)	(260)
Share repurchases		(150)					950	(1,100)			(1,100)
Employee stock plans		30					(16)	46			46
Change in redemption value of redeemable noncontrolling interest			(69)					(69)			(69)
Increase in CRISIL ownership		(25)						(25)		(1)	(26)
Stock consideration for Kensho		352						352			352
Other			26	[2]	10	[2]		36	[2]	(4)	32
Balance as of June 30, 2018	$412	$732	$10,680		$(705)		$10,536	$583		$53	$636

[1]	Excludes $76 million attributable to our redeemable noncontrolling interest.

[2]
Reflects opening balance sheet adjustments related to the adoption of the new revenue recognition standard and the reclassification of the unrealized loss on investments from Accumulated other comprehensive loss to Retained income. See Note 1 — Nature of Operations and Basis of Presentation for additional details.

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
In April of 2018, we acquired Kensho Technologies Inc. ("Kensho") for approximately $550 million, net of cash acquired, in a mix of cash and stock. The results of Kensho, an operating segment of the Company, are included in Corporate revenue, Corporate Unallocated expense and Corporate Unallocated for financial reporting purposes. Restricted cash of $43 million included in our consolidated balance sheet as of June 30, 2018 includes amounts held in escrow accounts in connection with our acquisition of Kensho. See Note 2 — Acquisitions and Divestitures for additional information.

The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. Therefore, the financial statements included herein should be read in conjunction with the financial statements and notes included in our Form 10-K for the year ended December 31, 2017 (our “Form 10-K”). Certain prior-year amounts have been reclassified to conform with current presentation.

In the opinion of management, all normal recurring adjustments considered necessary for a fair statement of the results of the interim periods have been included. The operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the full year.

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

Adoption of ASC 606, “Revenue from Contracts with Customers”

On January 1, 2018, we adopted ASC 606 "Revenue from Contracts with Customers" using the modified retrospective transition method applied to our revenue contracts with customers as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior year amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC 605. We recorded a net increase to opening retained earnings of $35 million as of January 1, 2018 due to the cumulative effect of adopting ASC 606, with the impact primarily related to our treatment of costs to obtain a contract and to a lesser extent, changes to the timing of the recognition of our subscription and non-transaction revenues. We recognized incremental revenue of $3 million and $6 million for three and six months ended June 30, 2018 as a result of the adoption of this standard.

Under ASC 606, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services.

The following table presents our revenue disaggregated by revenue type:

(in millions)	Ratings	Market Intelligence	Platts	Indices	Corporate	Intersegment Elimination [1]	Total

	Three Months Ended June 30, 2018
Subscription	$—	$431	$188	$36	$5	$—	$660
Non-transaction	378	—	—	—	—	(32)	346
Non-subscription / Transaction	397	11	4	—	—	—	412
Asset-linked fees	—	5	—	135	—	—	140
Sales usage-based royalties	—	—	13	38	—	—	51
Total revenue	$775	$447	$205	$209	$5	$(32)	$1,609

Timing of revenue recognition
Services transferred at a point in time	$397	$11	$4	$—	$—	$—	$412
Services transferred over time	378	436	201	209	5	(32)	1,197
Total revenue	$775	$447	$205	$209	$5	$(32)	$1,609

	Six Months Ended June 30, 2018
Subscription	$—	$854	$369	$69	$5	$—	$1,297
Non-transaction	757	—	—	—	—	(60)	697
Non-subscription / Transaction	766	20	6	—	—	—	792
Asset-linked fees	—	10	—	265	—	—	275
Sales usage-based royalties	—	—	26	89	—	—	115
Total revenue	$1,523	$884	$401	$423	$5	$(60)	$3,176

Timing of revenue recognition
Services transferred at a point in time	$766	$20	$6	$—	$—	$—	$792
Services transferred over time	757	864	395	423	5	(60)	2,384
Total revenue	$1,523	$884	$401	$423	$5	$(60)	$3,176

(in millions)	Ratings	Market Intelligence	Platts	Indices	Corporate	Intersegment Elimination [1]	Total

	Three Months Ended June 30, 2017 [2]
Subscription	$—	$397	$174	$37	$—	$—	$608
Non-transaction	353	—	—	—	—	(28)	325
Non-subscription / Transaction	394	11	4	—	—	—	409
Asset-linked fees	—	6	—	114	—	—	120
Sales usage-based royalties	—	—	14	33	—	—	47
Total revenue	$747	$414	$192	$184	$—	$(28)	$1,509

Timing of revenue recognition
Services transferred at a point in time	$394	$11	$4	$—	$—	$—	$409
Services transferred over time	353	403	188	184	—	(28)	1,100
Total revenue	$747	$414	$192	$184	$—	$(28)	$1,509

	Six Months Ended June 30, 2017 [2]
Subscription	$—	$783	$346	$68	$—	$—	$1,197
Non-transaction	694	—	—	—	—	(53)	641
Non-subscription / Transaction	767	22	7	—	—	—	796
Asset-linked fees	—	11	—	222	—	—	233
Sales usage-based royalties	—	—	30	65	—	—	95
Total revenue	$1,461	$816	$383	$355	$—	$(53)	$2,962

Timing of revenue recognition
Services transferred at a point in time	$767	$22	$7	$—	$—	$—	$796
Services transferred over time	694	794	376	355	—	(53)	2,166
Total revenue	$1,461	$816	$383	$355	$—	$(53)	$2,962

[1]	Intersegment eliminations mainly consists of a royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings.

[2]
As noted above, amounts for the three and six months ended June 30, 2017 were not adjusted under the modified retrospective transition method applied to our revenue contracts with customers as of January 1, 2018.

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

Non-transaction revenue

Non-transaction revenue at Ratings is primarily related to surveillance of a credit rating, annual fees for customer relationship-based pricing programs, fees for entity credit ratings and global research and analytics. Non-transaction revenue also includes an intersegment revenue elimination of $32 million and $60 million for the three and six months ended June 30, 2018, respectively, and $28 million and $53 million for the three and six months ended June 30, 2017, respectively, mainly consisting of the royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings.

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

Non-subscription revenue at Market Intelligence is primarily related to certain advisory, pricing and analytical services. Non-subscription revenue at Platts is primarily related to conference sponsorship, consulting engagements and events.

Asset-linked fees

Asset-linked fees at Indices and Market Intelligence are primarily related to royalties payments based on the value of assets under management in our customers exchange-traded funds and mutual funds.

For asset-linked products and services, we provide licenses conveying continuous access to our index and benchmark-related intellectual property during a specified contract term. Revenue is recognized when the extent that our customers have used our licensed intellectual property can be quantified. Recognition of revenue for our asset-linked fee arrangements is subject to the "recognition constraint" for usage-based royalty payments because we cannot reasonably predict the value of the assets that will be invested in index funds structured using our intellectual property until it is either publicly available or when we are notified by our customers. Revenue derived from an asset-linked fee arrangement is measured and recognized when the certainty of the extent of its utilization of our index products by our customers is known.

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

Arrangements with Multiple Performance Obligations

Our contracts with customers may include multiple performance obligations. Revenue relating to agreements that provide for more than one performance obligation is recognized based upon the relative fair value to the customer of each service component as each component is earned. The fair value of the service components are determined using an analysis that considers cash consideration that would be received for instances when the service components are sold separately. If the fair value to the customer for each service is not objectively determinable, we make our best estimate of the services’ stand-alone selling price and record revenue as it is earned over the service period.

Receivables

We record a receivable when a customer is billed or when revenue is recognized prior to billing a customer. For multi-year agreements, we generally invoice customers annually at the beginning of each annual period. The opening balance of accounts receivable, net of allowance for doubtful accounts, was $1,319 million as of January 1, 2018.

Contract Assets

Contract assets include unbilled amounts from when the Company transfers service to a customer before a customer pays consideration or before payment is due. As of June 30, 2018 and December 31, 2017, contract assets were $28 million and $17 million, respectively, and are included in accounts receivable in our consolidated balance sheets.

Unearned Revenue

We record unearned revenue when cash payments are received or due in advance of our performance. The increase in the deferred revenue balance for the three and six months ended June 30, 2018 is primarily driven by cash payments received or due in advance of satisfying our performance obligations, offset by $1.1 billion of revenues recognized that were included in the unearned revenue balance at the beginning of the period.

Remaining Performance Obligations

Remaining performance obligations represent the transaction price of contracts for work that has not yet been performed. As of June 30, 2018, the aggregate amount of the transaction price allocated to remaining performance obligations was $1.1 billion. We expect to recognize revenue on approximately half and three-quarters of the remaining performance obligations over the next 12 and 24 months, respectively, with the remainder recognized thereafter.

We do not disclose the value of unfulfilled performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts where revenue is a usage-based royalty promised in exchange for a license of intellectual property.

Costs to Obtain a Contract

We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We have determined that certain sales commission programs meet the requirements to be capitalized. Total capitalized costs to obtain a contract were $79 million as of June 30, 2018, and is included in other current and long-term assets on our consolidated balance sheets. The asset will be amortized over a period consistent with the transfer to the customer of the goods or services to which the asset relates, calculated based on the customer term and the average life of the products and services underlying the contracts. The expense is recorded within selling and general expenses.

We expense sales commissions when incurred if the amortization period would have been one year or less. These costs are recorded within selling and general expenses.

Presentation of net periodic pension cost and net periodic postretirement benefit cost

During the first quarter of 2018, we adopted new accounting guidance requiring that net periodic benefit cost for our retirement and postretirement plans other than the service cost component be included outside of operating profit; these costs are included in other income, net in our consolidated statements of income.

The components of other income, net for the three and six months ended June 30 are as follows:

(in millions)	Three Months		Six Months
	2018	2017	2018	2017
Other components of net periodic benefit cost	$(8)	$(9)	$(16)	$(18)
Net gain from investments [1]	(3)	—	—	—
Other income, net	$(11)	$(9)	$(16)	$(18)

[1]
Primarily relates to the change in fair value of CRISIL's investment in Care Ratings Limited ("CARE"). The investment balance of CARE as of June 30, 2018 and December 31, 2017 is $48 million and $54 million, respectively, and is included in non-current assets in our consolidated balance sheets.

2.	Acquisitions and Divestitures

Acquisitions

2018
In June of 2018, Market Intelligence acquired the RateWatch business ("RateWatch") from TheStreet, Inc., a B2B data business that offers subscription and custom reports on bank deposits, loans, fees and other product data to the financial services industry. The acquisition will complement and strengthen Market Intelligence's core capabilities of providing differentiated data and analytics solutions for the banking sector. The acquisition of RateWatch is not material to our consolidated financial statements.

In April of 2018, we acquired Kensho for approximately $550 million, net of cash acquired, in a mix of cash and stock. Kensho is a leading-edge provider of next-generation analytics, artificial intelligence, machine learning, and data visualization systems to Wall Street's premier global banks and investment institutions, as well as the National Security community. The acquisition will strengthen S&P Global's emerging technology capabilities, enhance our ability to deliver essential, actionable insights that will transform the user experience for our clients, and accelerate efforts to improve efficiency and effectiveness of our core internal operations. The acquisition of Kensho is not material to our consolidated financial statements.

In February of 2018, Market Intelligence acquired Panjiva, Inc. ("Panjiva"), a privately-held company that provides deep, differentiated, sector-relevant insights on global supply chains, leveraging data science and technology to make sense of large, unstructured datasets. The acquisition will help strengthen the insights, products and data that we provide to our clients throughout the world. The acquisition of Panjiva is not material to our consolidated financial statements.

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

2017
In June of 2017, CRISIL, included within our Ratings segment, acquired 8.9% of the outstanding shares of CARE Ratings Limited ("CARE") from Canara Bank. CARE is a Securities and Exchange Board of India registered credit rating agency providing various rating and grading services in India whose shares are publicly traded on both the Bombay Stock Exchange and the National Stock Exchange of India. We accounted for the investment in CARE as available-for-sale using the fair value method of accounting. The investment in CARE is not material to our consolidated financial statements.

Divestitures

2018
During the six months ended June 30, 2018, we did not complete any dispositions.

2017
In April of 2017, we signed a letter of intent to sell our facility at East Windsor, New Jersey. The fixed assets of the facility of $5 million have been classified as held for sale, which is included in prepaid and other current assets in our consolidated balance sheet as of June 30, 2018.

In January of 2017, we completed the sale of Quant House SAS, included in our Market Intelligence segment, to QH Holdco, an independent third party.

3.	Income Taxes

Comprehensive tax legislation, enacted through the Tax Cuts and Jobs Act (“TCJA”) on December 22, 2017, significantly modified U.S. corporate income tax law. Provisional amounts have been recorded in our financial statements based on the Company’s initial analysis of the TCJA. The Company may adjust these amounts in future periods if our interpretation of the TCJA changes or as additional guidance from the U.S. Treasury becomes available. We recognized the tax on Global Intangible Low Taxed Income (“GILTI”) as a period expense in the year the tax is incurred.

The effective income tax rate was 23.8% and 22.7% for the three and six months ended June 30, 2018, respectively, and 28.6% and 29.1% for the three and six months ended June 30, 2017, respectively. The decrease in 2018 was primarily due to the reduction of the U.S. federal corporate tax rate as a result of the enactment of the TCJA.

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

The Company is continuously subject to tax examinations in various jurisdictions. As of June 30, 2018 and December 31, 2017, the total amount of federal, state and local, and foreign unrecognized tax benefits was $147 million and $212 million, respectively, exclusive of interest and penalties. We recognize accrued interest and penalties related to unrecognized tax benefits in interest expense and operating-related expense, respectively. As of June 30, 2018 and December 31, 2017, we had $29 million and $59 million, respectively, of accrued interest and penalties associated with unrecognized tax benefits. The reduction in uncertain tax positions and associated accrued interest relates primarily to settlements with various tax authorities. Based on the current status of income tax audits, we believe that the total amount of unrecognized tax benefits on the balance sheet may be reduced by approximately $40 million in the next twelve months as a result of the resolution of tax examinations.

4.	Debt

A summary of short-term and long-term debt outstanding is as follows:

(in millions)	June 30, 2018	December 31, 2017
2.5% Senior Notes, due 2018 [1]	$—	$399
3.3% Senior Notes, due 2020 [2]	697	697
4.0% Senior Notes, due 2025 [3]	692	692
4.4% Senior Notes, due 2026 [4]	892	892
2.95% Senior Notes, due 2027 [5]	493	493
6.55% Senior Notes, due 2037 [6]	396	396
4.5% Senior Notes, due 2048 [7]	490	—
Total debt	3,660	3,569
Less: short-term debt including current maturities	—	399
Long-term debt	$3,660	$3,170

[1]	We made a $400 million early repayment of our 2.5% senior notes in June of 2018.

[2]	Interest payments are due semiannually on February 14 and August 14, and as of June 30, 2018, the unamortized debt discount and issuance costs total $3 million.

[3]	Interest payments are due semiannually on June 15 and December 15, and as of June 30, 2018, the unamortized debt discount and issuance costs total $8 million.

[4]	Interest payments are due semiannually on February 15 and August 15, and as of June 30, 2018, the unamortized debt discount and issuance costs total $8 million.

[5]	Interest payments are due semiannually on January 22 and July 22, and as of June 30, 2018, the unamortized debt discount and issuance costs total $7 million.

[6]	Interest payments are due semiannually on May 15 and November 15, and as of June 30, 2018, the unamortized debt discount and issuance costs total $4 million.

[7]	Interest payments are due semiannually on May 15 and November 15, beginning on November 15, 2018, and as of June 30, 2018, the unamortized debt discount and issuance costs total $10 million.

The fair value of our total debt borrowings was $3.8 billion as of June 30, 2018 and December 31, 2017, and was estimated based on quoted market prices.

On May 17, 2018, we issued $500 million of 4.5% notes due in 2048. The notes are fully and unconditionally guaranteed by our wholly-owned subsidiary, Standard & Poor's Financial Services LLC. In June of 2018, we used the net proceeds to fund the redemption price of the $400 million outstanding principal amount of our 2.5% senior notes due in August of 2018, and intend to use the balance for general corporate purposes.

We have the ability to borrow a total of $1.2 billion through our commercial paper program, which is supported by our revolving$1.2 billion five-year credit agreement (our "credit facility") that we entered into on June 30, 2017. This credit facility will terminate on June 30, 2022. As of June 30, 2018 and December 31, 2017, there were no commercial paper borrowings outstanding.

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

Our exposure to market risk includes changes in foreign exchange rates. We have operations in foreign countries where the functional currency is primarily the local currency. For international operations that are determined to be extensions of the parent company, the U.S. dollar is the functional currency. We typically have naturally hedged positions in most countries from a local currency perspective with offsetting assets and liabilities. As of June 30, 2018 and December 31, 2017, we have entered into foreign exchange forward contracts to mitigate or hedge the effect of adverse fluctuations in foreign currency exchange rates. Foreign currency forward contracts are recorded at fair value that is based on foreign currency exchange rates in active markets; therefore, we classify these derivative contracts within Level 2 of the fair value hierarchy. We do not enter into any derivative financial instruments for speculative purposes.

Undesignated Derivative Instruments

During the three months ended June 30, 2018, we entered into foreign exchange forward contracts in order to mitigate the change in fair value of specific assets and liabilities in the consolidated balance sheet. These forward contracts do not qualify for hedge accounting. As of June 30, 2018 the aggregate notional value of these outstanding forward contracts was $226 million. The fair value of these forward contracts are recorded in prepaid and other assets or other current liabilities in the consolidated balance sheet with their corresponding change in fair value recognized in selling and general expenses in the consolidated statement of income. The net loss recorded in selling and general expense for the three and six months ended June 30, 2018 related to these contracts was $11 million and $12 million, respectively.

Cash Flow Hedges

During the three months ended June 30, 2018 and December 31, 2017, we entered into a series of foreign exchange forward contracts to hedge a portion of the Indian rupee, British pound, and Euro exposures through the second quarter of 2019 and the fourth quarter of 2018, respectively. These contracts are intended to offset the impact of movement of exchange rates on future revenue and operating costs and are scheduled to mature within twelve months. The changes in the fair value of these contracts are initially reported in accumulated other comprehensive loss in our consolidated balance sheet and are subsequently reclassified into revenue and selling and general expenses in the same period that the hedged transaction affects earnings.
As of June 30, 2018, we estimate that $1 million of the net losses related to derivatives designated as cash flow hedges recorded in other comprehensive income (loss) is expected to be reclassified into earnings within the next twelve months. There was no material hedge ineffectiveness for the three and six months ended June 30, 2018 and 2017. As of June 30, 2018 and June 30, 2017, the aggregate notional value of our outstanding foreign currency forward contracts was $233 million and $192 million, respectively.
The following table provides information on the location and fair value amounts of our cash flow hedges as of June 30, 2018 and December 31, 2017:

(in millions) Balance Sheet Location		June 30, 2018	December 31, 2017
Prepaid and other current assets	Foreign exchange forward contracts	$1	$3
Other current liabilities	Foreign exchange forward contracts	$(4)	$—
The following table provides information on the location and amounts of pre-tax gains (losses) on our cash flow hedges for the periods ended June 30:
Three Months

(in millions)	Gain (Loss) Recognized in Accumulated Other Comprehensive Loss (effective portion)		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (effective portion)	Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (effective portion)
Cash flow hedges - designated as hedging instruments	2018	2017		2018	2017
Foreign exchange forward contracts	$(4)	$(6)	Revenue, Selling and general expenses	$(1)	$3

Six Months

(in millions)	Gain (Loss) Recognized in Accumulated Other Comprehensive Loss (effective portion)		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (effective portion)	Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (effective portion)
Cash flow hedges - designated as hedging instruments	2018	2017		2018	2017
Foreign exchange forward contracts	$(3)	$(1)	Revenue, Selling and general expenses	$(1)	$4
The activity related to the change in unrealized gains (losses) in accumulated other comprehensive loss was as follows for the periods ended June 30:

(in millions)	Three Months		Six Months
	2018	2017	2018	2017
Net unrealized gains on cash flow hedges, net of taxes, beginning of period	$3	$7	$2	$2
Change in fair value, net of tax	(5)	(3)	(4)	3
Reclassification into earnings, net of tax	1	(3)	1	(4)
Net unrealized gains (losses) on cash flow hedges, net of taxes, end of period	$(1)	$1	$(1)	$1

6.	Employee Benefits

We maintain a number of active defined contribution retirement plans for our employees. The majority of our defined benefit plans are frozen. As a result, no new employees will be permitted to enter these plans and no additional benefits for current participants in the frozen plans will be accrued.

We have supplemental benefit plans providing senior management with supplemental retirement, disability and death benefits. Certain supplemental retirement benefits are based on final monthly earnings. In addition, we sponsor a voluntary 401(k) plan under which we may match employee contributions up to certain levels of compensation as well as profit-sharing plans under which we contribute a percentage of eligible employees' compensation to the employees' accounts.

We also provide certain medical, dental and life insurance benefits for active and retired employees and eligible dependents. The medical and dental plans and supplemental life insurance plan are contributory, while the basic life insurance plan is noncontributory. We generally do not prefund any of these plans.

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

Net periodic benefit cost for our retirement and postretirement plans other than the service cost component are included in other income, net in our consolidated statements of income.

The components of net periodic benefit cost for our retirement plans and postretirement plans for the periods ended June 30 are as follows:

(in millions)	Three Months		Six Months
	2018	2017	2018	2017
Service cost	$1	$1	$1	$1
Interest cost	18	19	36	38
Expected return on assets	(31)	(32)	(63)	(63)
Amortization of prior service credit / actuarial loss	4	4	9	7
Net periodic benefit cost	$(8)	$(8)	$(17)	$(17)

Net periodic benefit cost related to our postretirement plans reflected in the table above was not material for the three and six months ended June 30, 2018 and 2017, respectively.

As discussed in our Form 10-K, we changed certain discount rate assumptions for our retirement and postretirement plans and our expected return on assets assumption for our retirement plans, which became effective on January 1, 2018. The effect of the assumption changes on retirement and postretirement expense for the three and six months ended June 30, 2018 did not have a material impact to our financial position, results of operations or cash flows.

In the first six months of 2018, we contributed $4 million to our retirement plans and expect to make additional required contributions of approximately $5 million to our retirement plans during the remainder of the year. We may elect to make additional non-required contributions depending on investment performance and the pension plan status in the second half of 2018.

7.	Stock-Based Compensation

We issue stock-based incentive awards to our eligible employees and Directors under the 2002 Employee Stock Incentive Plan and a Director Deferred Stock Ownership Plan. The 2002 Employee Stock Incentive Plan permits the granting of nonqualified stock options, stock appreciation rights, performance stock, restricted stock and other stock-based awards. In 2018, we also made a one-time issuance of incentive stock options under the 2002 Employee Stock Incentive Plan to replace Kensho employees' stock options that were assumed in connection with our acquisition of Kensho in April of 2018.

Stock-based compensation for the periods ended June 30 is as follows:

(in millions)	Three Months		Six Months
	2018	2017	2018	2017
Stock option expense	$2	$—	$2	$2
Restricted stock and unit awards expense	32	21	44	39
Total stock-based compensation expense	$34	$21	$46	$41

During the six months ended June 30, 2018, the Company granted 0.2 million shares of employee stock options, which had a weighted average grant date value of $128.46 per share based on the lattice-based option-pricing model. The Company also granted 0.7 million shares of restricted stock and unit awards, which had a weighted average grant date fair value of $169.77 per share.

Total unrecognized compensation expense related to unvested stock option awards and unvested restricted stock and unit awards as of June 30, 2018 was $3 million and $125 million, respectively, which is expected to be recognized over a weighted average period of 2.6 years and 2.2 years, respectively.

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

Share repurchases for the periods ended June 30 were as follows:

(in millions, except average price)	Three Months		Six Months
	2018	2017	2018	2017
Total number of shares purchased [1]	—	1.1	5.0	2.6
Average price paid per share [2]	$—	$137.49	$178.11	$133.01
Total cash utilized	$—	$145	$1,100	$346

[1]	The six months ended June 30, 2018 include shares received as part of our accelerated share repurchase agreement described in more detail below.

[2]	Average price paid per share information does not include the accelerated share repurchase agreement as discussed in more detail below.

Our purchased shares may be used for general corporate purposes, including the issuance of shares for stock compensation plans and to offset the dilutive effect of the exercise of employee stock options. As of June 30, 2018, approximately 14.0 million shares remained available under the current share repurchase program which has no expiration date and purchases under this program may be made from time to time on the open market and in private transactions, depending on market conditions.

Accelerated Share Repurchase Agreement

We entered into an accelerated share repurchase ("ASR") agreement with a financial institution on March 6, 2018 to initiate share repurchases aggregating $1 billion. The ASR agreement was structured as an uncapped ASR agreement in which we paid $1 billion and received an initial delivery of approximately 4.5 million shares, representing 85% of the $1 billion at a price equal to the then market price of the Company. The total number of shares to be repurchased under the ASR agreement will be equal to $1 billion divided by the volume weighted-average share price, less a discount, over the term of the ASR agreement. The final settlement of the transaction under the ASR agreement is expected to be completed no later than the third quarter of 2018. The repurchased shares are held in Treasury. The ASR agreement was executed under the current share repurchase program, approved by the Board of Directors on December 4, 2013.

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

Noncontrolling interests that do not contain such redemption features are presented in equity.

Changes to redeemable noncontrolling interest during the six months ended June 30, 2018 were as follows:

(in millions)
Balance as of December 31, 2017	$1,350
Net income attributable to noncontrolling interest	76
Distributions payable to noncontrolling interest	(64)
Redemption value adjustment	69
Balance as of June 30, 2018	$1,431

Accumulated Other Comprehensive Loss

The following table summarizes the changes in the components of accumulated other comprehensive loss for the six months ended June 30, 2018:

(in millions)	Foreign Currency Translation Adjustment	Pension and Postretirement Benefit Plans		Unrealized Gain (Loss) on Forward Exchange Contracts		Unrealized Gain (Loss) on Investments		Accumulated Other Comprehensive Loss
Balance as of December 31, 2017	$(239)	$(402)		$2		$(10)		$(649)
Other comprehensive income before reclassifications	(55)	(14)		(4)		—		(73)
Reclassifications from accumulated other comprehensive loss to net earnings	—	6	[1]	1	[2]	—		7
Net other comprehensive income	(55)	(8)		(3)		—		(66)
Amounts reclassified to retained income	—	—		—		10	[3]	10
Balance as of June 30, 2018	$(294)	$(410)		$(1)		$—		$(705)

[1]	See Note 6 — Employee Benefits for additional details of items reclassed from accumulated other comprehensive loss to net earnings.

[2]	See Note 5 — Derivative Instruments for additional details of items reclassed from accumulated other comprehensive loss to net earnings.

[3]	On January 1, 2018, the unrealized loss on investments was reclassified to retained income. See Note 13 — Recently Issued or Adopted Accounting Standards for additional details.

The net actuarial loss and prior service credit related to pension and other postretirement benefit plans included in other comprehensive income is net of a tax provision of $1 million for the six months ended June 30, 2018.

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

The calculation for basic and diluted EPS for the periods ended June 30 is as follows:

(in millions, except per share amounts)	Three Months		Six Months
	2018	2017	2018	2017
Amounts attributable to S&P Global Inc. common shareholders:
Net income	$461	$421	$951	$820

Basic weighted-average number of common shares outstanding	251.1	257.3	251.7	257.7
Effect of stock options and other dilutive securities	2.2	2.6	2.1	2.7
Diluted weighted-average number of common shares outstanding	253.3	259.9	253.8	260.4

Earnings per share attributable to S&P Global Inc. common shareholders:
Net income:
Basic	$1.83	$1.63	$3.78	$3.18
Diluted	$1.82	$1.62	$3.75	$3.15

We have certain stock options and restricted performance shares that are potentially excluded from the computation of diluted EPS. The effect of the potential exercise of stock options is excluded when the average market price of our common stock is lower than the exercise price of the related option during the period or when a net loss exists because the effect would have been antidilutive. Additionally, restricted performance shares are excluded because the necessary vesting conditions had not been met or when a net loss exists. For the three and six months ended June 30, 2018 and 2017, there were no stock options excluded. Restricted performance shares outstanding of 0.8 million and 0.9 million as of June 30, 2018 and 2017, respectively, were excluded.

10.	Restructuring

We continuously evaluate our cost structure to identify cost savings to streamline our operating model. Our 2017 restructuring plans consisted of a company-wide workforce reduction of approximately 520 positions and are further detailed below. The charges for the restructuring plans are classified as selling and general expenses within the consolidated statements of income and the reserves are included in other current liabilities in the consolidated balance sheets.

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

The initial restructuring charge recorded and the ending reserve balance as of June 30, 2018 by segment is as follows:

	2017 Restructuring Plans
(in millions)	Initial Charge Recorded	Ending Reserve Balance
Ratings	$25	$15
Market Intelligence	8	2
Platts	1	—
Indices	—	—
Corporate	10	5
Total	$44	$22

The ending reserve balance for the 2017 restructuring plan was $39 million as of December 31, 2017. For the six months ended June 30, 2018, we have reduced the reserve for the 2017 restructuring plan by $17 million. The reductions primarily related to cash payments for employee severance charges.

11.	Segment and Related Information

We have four reportable segments: Ratings, Market Intelligence, Platts and Indices. Our Chief Executive Officer is our chief operating decision-maker and evaluates performance of our segments and allocates resources based primarily on operating profit. Segment operating profit does not include Corporate Unallocated, other income, net, or interest expense, net, as these are amounts that do not affect the operating results of our reportable segments.

In April of 2018, we acquired Kensho for approximately $550 million, net of cash acquired, in a mix of cash and stock. The results of Kensho, an operating segment of the Company, are included in Corporate revenue, Corporate Unallocated expense and Corporate Unallocated for financial reporting purposes. See Note 2 — Acquisitions and Divestitures for additional information.

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

A summary of operating results for the periods ended June 30 is as follows:

Revenue	Three Months		Six Months
(in millions)	2018	2017	2018	2017
Ratings	$775	$747	$1,523	$1,461
Market Intelligence	447	414	884	816
Platts	205	192	401	383
Indices	209	184	423	355
Corporate	5	—	5	—
Intersegment elimination [1]	(32)	(28)	(60)	(53)
Total revenue	$1,609	$1,509	$3,176	$2,962

Operating Profit	Three Months		Six Months
(in millions)	2018	2017	2018	2017
Ratings [2]	$369	$395	$777	$769
Market Intelligence [3]	128	112	240	216
Platts [4]	98	78	188	160
Indices [5]	136	119	283	233
Total reportable segments	731	704	1,488	1,378
Corporate Unallocated [6]	(59)	(36)	(105)	(72)
Total operating profit	$672	$668	$1,383	$1,306

[1]	Revenue for Ratings and expenses for Market Intelligence include an intersegment royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings.

[2]
Operating profit for the three and six months ended June 30, 2018 includes legal settlement expenses of $73 million. Operating profit for the six months ended June 30, 2017 includes legal settlement expenses of $2 million. Operating profit also includes amortization of intangibles from acquisitions of $1 million for the three months ended June 30, 2018 and 2017 and $1 million and $2 million for the six months ended June 30, 2018 and 2017, respectively.

[3]
Operating profit includes amortization of intangibles from acquisitions of $18 million for the three months ended June 30, 2018 and 2017 and $36 million and $35 million for the six months ended June 30, 2018 and 2017, respectively. Operating profit includes employee severance charges of $4 million for the three and six months ended June 30, 2017 and a non-cash disposition-related adjustment of $4 million for the six months ended June 30, 2017.

[4]
Operating profit includes amortization of intangibles from acquisitions of $4 million and $5 million for the three months ended June 30, 2018 and 2017, respectively, and $9 million for the six months ended June 30, 2018 and 2017. Operating profit includes a charge to exit a leased facility of $6 million, an asset write-off of $2 million and employee severance charges of $1 million for the three and six months ended June 30, 2017 and a non-cash acquisition-related adjustment of $11 million for the six months ended June 30, 2017.

[5]
Operating profit includes amortization of intangibles from acquisitions of $2 million and $1 million for the three months ended June 30, 2018 and 2017, respectively, and $3 million for the six months ended June 30, 2018 and 2017.

[6]	Operating loss includes Kensho retention related expense of $12 million and amortization of intangibles from acquisitions of $8 million for the three and six months ended June 30, 2018.

The following provides revenue by geographic region for the periods ended June 30:

(in millions)	Three Months		Six Months
	2018	2017	2018	2017
U.S.	$960	$921	$1,911	$1,812
European region	404	361	785	706
Asia	158	142	315	276
Rest of the world	87	85	165	168
Total	$1,609	$1,509	$3,176	$2,962

See Note 2 — Acquisitions and Divestitures and Note 10 — Restructuring for additional actions that impacted the segment operating results.

12.	Commitments and Contingencies

Related Party Agreements

In March of 2018, the Company made a $20 million contribution to the S&P Global Foundation.

In June of 2012, we entered into a license agreement (the "License Agreement") with the holder of S&P Dow Jones Indices LLC noncontrolling interest, CME Group, which replaced the 2005 license agreement between Indices and CME Group. Under the terms of the License Agreement, S&P Dow Jones Indices LLC receives a share of the profits from the trading and clearing of CME Group's equity index products. During the three and six months ended June 30, 2018, S&P Dow Jones Indices LLC earned $24 million and $55 million, respectively, of revenue under the terms of the License Agreement. The entire amount of this revenue is included in our consolidated statement of income and the portion related to the 27% noncontrolling interest is removed in net income attributable to noncontrolling interests.

Legal and Regulatory Matters

In the normal course of business both in the United States and abroad, the Company and its subsidiaries are defendants in a number of legal proceedings and are often the subject of government and regulatory proceedings, investigations and inquiries. Many of these proceedings, investigations and inquiries relate to the ratings activity of S&P Global Ratings brought by issuers and alleged purchasers of rated securities. In addition, various government and self-regulatory agencies frequently make inquiries and conduct investigations into our compliance with applicable laws and regulations, including those related to ratings activities and antitrust matters. For example, as a nationally recognized statistical rating organization registered with the SEC under Section 15E of the Securities Exchange Act of 1934, S&P Global Ratings is in ongoing communication with the staff of the SEC regarding compliance with its extensive obligations under the federal securities laws. Although S&P Global Ratings seeks to promptly address any compliance issues that it detects or that the staff of the SEC raises, there can be no assurance that the SEC will not seek remedies against S&P Global Ratings for one or more compliance deficiencies. Any of these proceedings, investigations or inquiries could ultimately result in adverse judgments, damages, fines, penalties or activity restrictions, which could adversely impact our consolidated financial condition, cash flows, business or competitive position.

With respect to the matters identified below, we have recognized a liability when both (a) information available indicates that it is probable that a liability has been incurred as of the date of these financial statements and (b) the amount of loss can reasonably be estimated.

S&P Global Ratings

Financial Crisis Litigation

The Company recently entered into an agreement to settle the remaining civil cases in Australia against the Company and certain of its subsidiaries relating to alleged investment losses in collateralized debt obligations rated by S&P Global Ratings. The settlement is subject to court approval.

In addition to the Australia cases described above, the Company and its subsidiaries continue to defend civil cases arising out of ratings activities prior to and during the global financial crisis of 2008-2009. We do not believe resolution of these cases is reasonably likely to have a material adverse effect on our consolidated financial condition, cash flows, business or competitive position.

Shareholder Derivative Actions

In August of 2015, two purported shareholders commenced a putative derivative action on behalf of the Company in New York State Supreme Court titled Retirement Plan for General Employees of the City of North Miami Beach and Robin Stein v. Harold McGraw III, et al. The complaint asserted claims for, among other things, breach of fiduciary duty, waste of corporate assets, and mismanagement against the board of directors and certain former directors and employees of the Company. In January of 2016, a different purported shareholder commenced a separate putative derivative action on behalf of the Company in New York State Supreme Court titled L.A. Grika v. Harold McGraw III, et al. The allegations in the complaint are substantially similar to those in the North Miami Beach matter. The Grika matter was transferred to the judge presiding over the North Miami Beach matter. In December of 2016, the court issued orders granting the Company’s motions to dismiss both the North Miami Beach and Grika matters. In January of 2017, the plaintiffs in both matters filed notices of appeal. On February 13, 2018, the appellate court affirmed the lower court’s dismissal of the North Miami Beach matter. On May 3, 2018, the appellate court affirmed the lower court’s dismissal of the Grika matter. The time for plaintiffs to file appeals in these matters has now expired and accordingly the judgments in the Company’s favor in these matters are now final.

13. Recently Issued or Adopted Accounting Standards

In February of 2018, FASB issued guidance which allows companies to reclassify certain stranded income tax effects resulting from the enactment of the TCJA from accumulated other comprehensive income to retained earnings. The guidance is effective for reporting periods after December 15, 2018; however, early adoption is permitted. We are currently evaluating the impact of the adoption of this guidance on our consolidated financial statements.

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

In March of 2017, FASB issued guidance to enhance the presentation of net periodic pension cost and net periodic postretirement benefit cost. The guidance requires employers to report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period, and requires the other components of net periodic pension cost and net periodic postretirement benefit cost to be presented in the income statement separately from the service cost component outside a subtotal of income from operations. Additionally, only the service cost component is eligible for capitalization. We adopted the guidance on January 1, 2018. The change in capitalization requirement did not have a material impact on our consolidated financial statements. As a result of the adoption of the guidance, net periodic benefit cost for our retirement and postretirement plans other than the service cost component are included in other income, net in our consolidated statements of income. See Note 6 — Employee Benefits for additional information related to our retirement and postretirement plans.

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

In November of 2016, the FASB issued guidance requiring that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. We adopted this guidance on January 1, 2018. The adoption of this guidance did not have a significant impact on our consolidated financial statements.

In August of 2016, the FASB issued guidance providing amendments to eight specific statement of cash flows classification issues. The guidance was effective on January 1, 2018, and the adoption of this guidance did not have a significant impact on our consolidated financial statements.

In February of 2016, the FASB issued guidance that amends accounting for leases. Under the new guidance, a lessee will recognize assets and liabilities but will recognize expenses similar to current lease accounting. The guidance is effective for reporting periods beginning after December 15, 2018; however early adoption is permitted. The new guidance must be adopted using a modified retrospective approach to each prior reporting period presented with various optional practical expedients. We are in the process of conducting our accounting analysis of our lease agreements in the construct of the new standard, enhancing our systems and control procedures to validate the complete population of our lease commitments, as well as evaluating a range of options to systematically capture the financial statement impact of the new standard.  While our analysis of the financial statement impact is ongoing, we expect the adoption of the new standard to have a material impact on our consolidated balance sheet.

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

14.	Condensed Consolidating Financial Statements

On May 17, 2018, we issued $500 million of 4.5% notes due in 2048. On September 22, 2016, we issued $500 million of 2.95% senior notes due in 2027. On May 26, 2015, we issued $700 million of 4.0% senior notes due in 2025. On August 18, 2015, we issued $2.0 billion of senior notes, consisting of $400 million of 2.5% senior notes due in 2018, $700 million of 3.3% senior notes due in 2020 and $900 million of 4.4% senior notes due in 2026. See Note 4 — Debt for additional information.

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

	Statement of Income
	Three Months Ended June 30, 2018
	(Unaudited)
(in millions)	S&P Global Inc.	Standard & Poor's Financial Services LLC	Non-Guarantor Subsidiaries	Eliminations	S&P Global Inc. Consolidated
Revenue	$200	$463	$985	$(39)	$1,609
Expenses:
Operating-related expenses	48	107	330	(39)	446
Selling and general expenses	70	57	312	—	439
Depreciation	7	2	10	—	19
Amortization of intangibles	—	—	33	—	33
Total expenses	125	166	685	(39)	937
Operating profit	75	297	300	—	672
Other income, net	(8)	—	(3)	—	(11)
Interest expense (income), net	28	—	(2)	—	26
Non-operating intercompany transactions	86	(22)	(358)	294	—
Income before taxes on income	(31)	319	663	(294)	657
Provision for taxes on income	27	75	54	—	156
Equity in net income of subsidiaries	812	—	—	(812)	—
Net income	$754	$244	$609	$(1,106)	$501
Less: net income attributable to noncontrolling interests	—	—	—	(40)	(40)
Net income attributable to S&P Global Inc.	$754	$244	$609	$(1,146)	$461
Comprehensive income	$764	$244	$521	$(1,103)	$426

	Statement of Income
	Six Months Ended June 30, 2018
	(Unaudited)
(in millions)	S&P Global Inc.	Standard & Poor's Financial Services LLC	Non-Guarantor Subsidiaries	Eliminations	S&P Global Inc. Consolidated
Revenue	$391	$897	$1,962	$(74)	$3,176
Expenses:
Operating-related expenses	81	224	653	(74)	884
Selling and general expenses	108	143	561	—	812
Depreciation	15	4	21	—	40
Amortization of intangibles	—	—	57	—	57
Total expenses	204	371	1,292	(74)	1,793
Operating profit	187	526	670	—	1,383
Other income, net	(16)	—	—	—	(16)
Interest expense (income), net	66	1	(6)	—	61
Non-operating intercompany transactions	186	(43)	(1,454)	1,311	—
Income before taxes on income	(49)	568	2,130	(1,311)	1,338
Provision for taxes on income	13	146	144	—	303
Equity in net income of subsidiaries	2,324	—	—	(2,324)	—
Net income	$2,262	$422	$1,986	$(3,635)	$1,035
Less: net income attributable to noncontrolling interests	—	—	—	(84)	(84)
Net income attributable to S&P Global Inc.	$2,262	$422	$1,986	$(3,719)	$951
Comprehensive income	$2,251	$421	$1,932	$(3,635)	$969

	Statement of Income
	Three Months Ended June 30, 2017
	(Unaudited)
(in millions)	S&P Global Inc.	Standard & Poor's Financial Services LLC	Non-Guarantor Subsidiaries	Eliminations	S&P Global Inc. Consolidated
Revenue	$181	$447	$916	$(35)	$1,509
Expenses:
Operating-related expenses	22	115	330	(35)	432
Selling and general expenses	49	83	232	—	364
Depreciation	8	3	9	—	20
Amortization of intangibles	—	—	25	—	25
Total expenses	79	201	596	(35)	841
Operating profit	102	246	320	—	668
Other income, net	(6)	—	(3)	—	(9)
Interest expense (income), net	40	—	(3)	—	37
Non-operating intercompany transactions	93	(22)	(726)	655	—
Income before taxes on income	(25)	268	1,052	(655)	640
(Benefit) provision for taxes on income	(36)	119	100	—	183
Equity in net income of subsidiaries	1,064	—	—	(1,064)	—
Net income	$1,075	$149	$952	$(1,719)	$457
Less: net income attributable to noncontrolling interests	—	—	—	(36)	(36)
Net income attributable to S&P Global Inc.	$1,075	$149	$952	$(1,755)	$421
Comprehensive income	$1,085	$148	$972	$(1,712)	$493

	Statement of Income
	Six Months Ended June 30, 2017
	(Unaudited)
(in millions)	S&P Global Inc.	Standard & Poor's Financial Services LLC	Non-Guarantor Subsidiaries	Eliminations	S&P Global Inc. Consolidated
Revenue	$361	$885	$1,783	$(67)	$2,962
Expenses:
Operating-related expenses	52	234	624	(67)	843
Selling and general expenses	76	172	477	—	725
Depreciation	15	5	19	—	39
Amortization of intangibles	—	—	49	—	49
Total expenses	143	411	1,169	(67)	1,656
Operating profit	218	474	614	—	1,306
Other income, net	(12)	—	(6)	—	(18)
Interest expense (income), net	79	—	(5)	—	74
Non-operating intercompany transactions	175	(41)	(1,626)	1,492	—
Income before taxes on income	(24)	515	2,251	(1,492)	1,250
(Benefit) provision for taxes on income	(47)	218	192	—	363
Equity in net income of subsidiaries	2,288	—	—	(2,288)	—
Net income	$2,311	$297	$2,059	$(3,780)	$887
Less: net income attributable to noncontrolling interests	—	—	—	(67)	(67)
Net income attributable to S&P Global Inc.	$2,311	$297	$2,059	$(3,847)	$820
Comprehensive income	$2,323	$296	$2,118	$(3,776)	$961

	Balance Sheet
	June 30, 2018
	(Unaudited)
(in millions)	S&P Global Inc.	Standard & Poor's Financial Services LLC	Non-Guarantor Subsidiaries	Eliminations	S&P Global Inc. Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$767	$—	$1,118	$—	$1,885
Restricted cash	—	—	50	—	50
Accounts receivable, net of allowance for doubtful accounts	144	180	966	—	1,290
Intercompany receivable	734	1,731	2,917	(5,382)	—
Prepaid and other current assets	129	(3)	117	—	243
Total current assets	1,774	1,908	5,168	(5,382)	3,468
Property and equipment, net of accumulated depreciation	184	1	88	—	273
Goodwill	261	—	3,268	9	3,538
Other intangible assets, net	—	—	1,453	—	1,453
Investments in subsidiaries	7,834	5	8,415	(16,254)	—
Intercompany loans receivable	123	—	1,683	(1,806)	—
Other non-current assets	214	66	206	(1)	485
Total assets	$10,390	$1,980	$20,281	$(23,434)	$9,217
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$72	$17	$103	$—	$192
Intercompany payable	4,096	53	1,233	(5,382)	—
Accrued compensation and contributions to retirement plans	102	28	133	—	263
Income taxes currently payable	5	—	74	—	79
Unearned revenue	301	248	1,140	—	1,689
Accrued legal settlements	—	—	149	—	149
Other current liabilities	181	18	153	—	352
Total current liabilities	4,757	364	2,985	(5,382)	2,724
Long-term debt	3,660	—	—	—	3,660
Intercompany loans payable	108	—	1,699	(1,807)	—
Pension and other postretirement benefits	178	—	51	—	229
Other non-current liabilities	222	58	257	—	537
Total liabilities	8,925	422	4,992	(7,189)	7,150
Redeemable noncontrolling interest	—	—	—	1,431	1,431
Equity:
Common stock	412	—	2,315	(2,315)	412
Additional paid-in capital	(5)	610	10,246	(10,119)	732
Retained income	11,873	948	3,220	(5,361)	10,680
Accumulated other comprehensive loss	(280)	—	(470)	45	(705)
Less: common stock in treasury	(10,535)	—	(22)	21	(10,536)
Total equity - controlling interests	1,465	1,558	15,289	(17,729)	583
Total equity - noncontrolling interests	—	—	—	53	53
Total equity	1,465	1,558	15,289	(17,676)	636
Total liabilities and equity	$10,390	$1,980	$20,281	$(23,434)	$9,217

	Balance Sheet
	December 31, 2017
(in millions)	S&P Global Inc.	Standard & Poor's Financial Services LLC	Non-Guarantor Subsidiaries	Eliminations	S&P Global Inc. Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$632	$—	$2,145	$—	$2,777
Restricted cash	—	—	2	—	2
Accounts receivable, net of allowance for doubtful accounts	138	152	1,029	—	1,319
Intercompany receivable	768	1,784	2,527	(5,079)	—
Prepaid and other current assets	143	(3)	86	—	226
Total current assets	1,681	1,933	5,789	(5,079)	4,324
Property and equipment, net of accumulated depreciation	158	10	107	—	275
Goodwill	261	—	2,719	9	2,989
Other intangible assets, net	—	—	1,388	—	1,388
Investments in subsidiaries	8,364	5	8,028	(16,397)	—
Intercompany loans receivable	116	—	1,699	(1,815)	—
Other non-current assets	215	61	174	(1)	449
Total assets	$10,795	$2,009	$19,904	$(23,283)	$9,425
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$79	$23	$93	$—	$195
Intercompany payable	3,433	492	1,154	(5,079)	—
Accrued compensation and contributions to retirement plans	145	86	241	—	472
Short-term debt	399	—	—	—	399
Income taxes currently payable	2	—	75	—	77
Unearned revenue	293	193	1,127	—	1,613
Accrued legal settlements	—	2	105	—	107
Other current liabilities	136	21	194	—	351
Total current liabilities	4,487	817	2,989	(5,079)	3,214
Long-term debt	3,170	—	—	—	3,170
Intercompany loans payable	101	—	1,715	(1,816)	—
Pension and other postretirement benefits	180	—	64	—	244
Other non-current liabilities	376	74	229	—	679
Total liabilities	8,314	891	4,997	(6,895)	7,307
Redeemable noncontrolling interest	—	—	—	1,350	1,350
Equity:
Common stock	412	—	2,318	(2,318)	412
Additional paid-in capital	(216)	602	9,256	(9,117)	525
Retained income	12,156	516	3,782	(6,429)	10,025
Accumulated other comprehensive loss	(269)	—	(426)	46	(649)
Less: common stock in treasury	(9,602)	—	(23)	23	(9,602)
Total equity - controlling interests	2,481	1,118	14,907	(17,795)	711
Total equity - noncontrolling interests	—	—	—	57	57
Total equity	2,481	1,118	14,907	(17,738)	768
Total liabilities and equity	$10,795	$2,009	$19,904	$(23,283)	$9,425

	Statement of Cash Flows
	Six Months Ended June 30, 2018
	(Unaudited)
(in millions)	S&P Global Inc.	Standard & Poor's Financial Services LLC	Non-Guarantor Subsidiaries	Eliminations	S&P Global Inc. Consolidated
Operating Activities:
Net income	$2,262	$422	$1,986	$(3,635)	$1,035
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	15	4	21	—	40
Amortization of intangibles	—	—	57	—	57
Provision for losses on accounts receivable	—	1	9	—	10
Stock-based compensation	14	8	24	—	46
Other	(67)	—	169		102
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	(6)	(29)	54	—	19
Prepaid and other current assets	(20)	1	—	—	(19)
Accounts payable and accrued expenses	(48)	(68)	(101)		(217)
Unearned revenue	9	30	2		41
Accrued legal settlements	(29)	—	—	—	(29)
Other current liabilities	20	(4)	(85)		(69)
Net change in prepaid/accrued income taxes	24	1	(1)	—	24
Net change in other assets and liabilities	(27)	2	(112)		(137)
Cash provided by operating activities	2,147	368	2,023	(3,635)	903
Investing Activities:
Capital expenditures	(43)	(10)	(7)	—	(60)
Acquisitions, net of cash acquired	—	—	(246)	—	(246)
Changes in short-term investments	—	—	1	—	1
Cash used for investing activities	(43)	(10)	(252)	—	(305)
Financing Activities:
Proceeds from issuance of senior notes, net	489	—	—	—	489
Payments on senior notes	(403)	—	—	—	(403)
Dividends paid to shareholders	(253)	—	—	—	(253)
Distributions to noncontrolling interest holders	—	—	(78)	—	(78)
Purchase of CRISIL shares	—	—	(25)	—	(25)
Repurchase of treasury shares	(1,100)	—	—	—	(1,100)
Exercise of stock options	14	—	2	—	16
Employee withholding tax on share-based payments	(50)	—	—	—	(50)
Intercompany financing activities	(667)	(358)	(2,610)	3,635	—
Cash used for financing activities	(1,970)	(358)	(2,711)	3,635	(1,404)
Effect of exchange rate changes on cash from continuing operations	1	—	(39)	—	(38)
Net change in cash, cash equivalents, and restricted cash	135	—	(979)	—	(844)
Cash, cash equivalents, and restricted cash at beginning of period	632	—	2,147	—	2,779
Cash, cash equivalents, and restricted cash at end of period	$767	$—	$1,168	$—	$1,935

	Statement of Cash Flows
	Six Months Ended June 30, 2017
	(Unaudited)
(in millions)	S&P Global Inc.	Standard & Poor's Financial Services LLC	Non-Guarantor Subsidiaries	Eliminations	S&P Global Inc. Consolidated
Operating Activities:
Net income	$2,311	$297	$2,059	$(3,780)	$887
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	15	5	19	—	39
Amortization of intangibles	—	—	49	—	49
Provision for losses on accounts receivable	—	4	9	—	13
Stock-based compensation	14	10	17	—	41
Other	17	—	9	—	26
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	14	(63)	—	—	(49)
Prepaid and other current assets	(18)	3	2	—	(13)
Accounts payable and accrued expenses	(40)	34	(133)	—	(139)
Unearned revenue	1	28	(46)	—	(17)
Accrued legal settlements	—	(1)	(3)	—	(4)
Other current liabilities	(33)	(4)	(48)	—	(85)
Net change in prepaid/accrued income taxes	(55)	—	10	—	(45)
Net change in other assets and liabilities	(17)	1	(13)	—	(29)
Cash provided by operating activities	2,209	314	1,931	(3,780)	674
Investing Activities:
Capital expenditures	(19)	(10)	(27)	—	(56)
Acquisitions, net of cash acquired	—	—	(70)	—	(70)
Proceeds from dispositions	—	—	2	—	2
Cash used for investing activities	(19)	(10)	(95)	—	(124)
Financing Activities:
Dividends paid to shareholders	(212)	—	—	—	(212)
Distributions to noncontrolling interest holders	—	—	(54)	—	(54)
Repurchase of treasury shares	(346)	—	—	—	(346)
Exercise of stock options	38	—	—	—	38
Employee withholding tax on share-based payments	(44)	—	—	—	(44)
Intercompany financing activities	(1,842)	(304)	(1,634)	3,780	—
Cash used for financing activities	(2,406)	(304)	(1,688)	3,780	(618)
Effect of exchange rate changes on cash from continuing operations	14	—	46	—	60
Net change in cash, cash equivalents, and restricted cash	(202)	—	194	—	(8)
Cash, cash equivalents, and restricted cash at beginning of period	711	—	1,681	—	2,392
Cash, cash equivalents, and restricted cash at end of period	$509	$—	$1,875	$—	$2,384

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

The following Management's Discussion and Analysis (“MD&A”) provides a narrative of the results of operations and financial condition of S&P Global Inc. (together with its consolidated subsidiaries, "S&P Global," the “Company,” “we,” “us” or “our”) for the three and six months ended June 30, 2018. The MD&A should be read in conjunction with the consolidated financial statements, accompanying notes and MD&A included in our Form 10-K for the year ended December 31, 2017 (our “Form 10-K”), which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The MD&A includes the following sections:

•	Overview

•	Results of Operations — Comparing the Three and Six Months Ended June 30, 2018 and 2017

•	Liquidity and Capital Resources

•	Reconciliation of Non-GAAP Financial Information

•	Critical Accounting Estimates

•	Recently Issued or Adopted Accounting Standards

•	Forward-Looking Statements

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
In April of 2018, we acquired Kensho Technologies Inc. ("Kensho") for approximately $550 million, net of cash acquired, in a mix of cash and stock. The results of Kensho, an operating segment of the Company, are included in Corporate revenue, Corporate Unallocated expense and Corporate Unallocated for financial reporting purposes. See Note 2 — Acquisitions and Divestitures to the consolidated financial statements of this Form 10-Q for further discussion.
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
Key results for the periods ended June 30 are as follows:

(in millions, except per share amounts)	Three Months			Six Months
	2018	2017	% Change [1]	2018	2017	% Change [1]
Revenue	$1,609	$1,509	7%	$3,176	$2,962	7%
Operating profit [2]	$672	$668	1%	$1,383	$1,306	6%
Operating margin %	42%	44%		44%	44%
Diluted earnings per share from net income	$1.82	$1.62	12%	$3.75	$3.15	19%

[1]	% changes in the tables throughout the MD&A are calculated off of the actual number, not the rounded number presented.

[2]
Operating profit for the three and six months ended June 30, 2018 includes legal settlement expenses of $73 million and Kensho retention related expense of $12 million. Operating profit for the three and six months ended June 30, 2017 includes a charge to exit a leased facility of $6 million, employee severance charges of $5 million and an asset write-off of $2 million. Operating profit for the six months ended June 30, 2017 includes non-cash acquisition and disposition-related adjustments of $15 million and legal settlement expenses of $2 million. Operating profit also includes amortization of intangibles from acquisitions of $33 million and $57 million for the three and six months ended June 30, 2018, respectively, and $25 million and $49 million for the three and six months ended June 30, 2017, respectively.

Three Months

Revenue increased 7% driven by increases at all of our reportable segments, with a 1 percentage point favorable impact from foreign exchange rates and a 1 percentage point favorable impact from recent acquisitions. Revenue growth at Market Intelligence was driven by annualized contract value growth in the Market Intelligence Desktop and Global Risk Services products. The increase at Ratings was due to growth in non-transaction revenue primarily due to an increase in surveillance fees, higher entity credit ratings revenue and an increase in Ratings Evaluation Service activity. Revenue growth at Indices was driven by higher levels of assets under management for exchange traded funds ("ETFs") and higher volumes for exchange-traded derivatives. The increase at Platts was due to continued demand for market data and price assessment products.

Operating profit increased 1%, with a 3 percentage point favorable impact from foreign exchange rates. Excluding the unfavorable impact of legal settlement expenses in 2018 of 10 percentage points, Kensho retention related expense in 2018 of 2 percentage points, and higher deal-related amortization in 2018 of 1 percentage point, partially offset by the favorable impact of a charge to exit a leased facility in 2017 of 1 percentage point and employee severance charges in 2017 of 1 percentage point, operating profit increased 12%. The increase was primarily due to revenue growth at all of our reportable segments and a decrease in incentive costs at Ratings, partially offset by an increase in cost of sales as a result of royalties tied to annualized contract value growth and increased data costs, and higher compensation costs at S&P Global Market Intelligence driven by annual merit increases and additional headcount.

Six Months

Revenue increased 7% driven by increases at all of our reportable segments, with a 1 percentage point favorable impact from foreign exchange rates. Revenue growth at Market Intelligence was driven by annualized contract value growth in the Market Intelligence Desktop and Global Risk Services products. Revenue growth at Indices was driven by higher volumes for exchange-traded derivatives and higher levels of assets under management for ETFs. The increase at Ratings was due to growth in non-transaction revenue primarily due to an increase in surveillance fees, higher entity credit ratings revenue and an increase in Ratings Evaluation Service activity. The increase at Platts was due to continued demand for market data and price assessment products.

Operating profit increased 6%, with a 2 percentage point favorable impact from foreign exchange rates. Excluding the unfavorable impact of higher legal settlement expenses in 2018 of 5 percentage points, Kensho retention related expense in 2018 of 1 percentage point, and higher deal-related amortization in 2018 of 1 percentage point, partially offset by the favorable impact of non-cash acquisition and disposition-related adjustments in 2017 of 1 percentage point, a charge to exit a leased facility in 2017 of 1 percentage point and employee severance charges in 2017 of 1 percentage point, operating profit increased 10%. The increase was primarily due to revenue growth at all of our reportable segments and a decrease in incentive costs at Ratings, partially offset by an increase in cost of sales as a result of royalties tied to annualized contract value growth and increased data costs, and higher compensation costs at S&P Global Market Intelligence driven by annual merit increases and additional headcount.

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

RESULTS OF OPERATIONS — COMPARING THE THREE AND SIX MONTHS ENDED JUNE 30, 2018 AND 2017

Consolidated Review

(in millions)	Three Months			Six Months
	2018	2017	% Change	2018	2017	% Change
Revenue	$1,609	$1,509	7%	$3,176	$2,962	7%
Total Expenses:
Operating-related expenses	446	432	3%	884	843	5%
Selling and general expenses	439	364	21%	812	725	12%
Depreciation and amortization	52	45	16%	97	88	11%
Total expenses	937	841	11%	1,793	1,656	8%
Operating profit	672	668	1%	1,383	1,306	6%
Other income, net	(11)	(9)	31%	(16)	(18)	(11)%
Interest expense, net	26	37	(28)%	61	74	(18)%
Provision for taxes on income	156	183	(15)%	303	363	(17)%
Net income	501	457	10%	1,035	887	17%
Less: net income attributable to noncontrolling interests	(40)	(36)	12%	(84)	(67)	23%
Net income attributable to S&P Global Inc.	$461	$421	9%	$951	$820	16%

Revenue

The following table provides consolidated revenue information for the periods ended June 30:

(in millions)	Three Months			Six Months
	2018	2017	% Change	2018	2017	% Change
Revenue	$1,609	$1,509	7%	$3,176	$2,962	7%

Subscription revenue	$660	$608	8%	$1,297	$1,197	8%
Non-transaction revenue	346	325	6%	697	641	9%
Non-subscription / transaction revenue	412	409	1%	792	796	(1)%
Asset-linked fees	140	120	17%	275	233	18%
Sales usage-based royalties	51	47	10%	115	95	22%

% of total revenue:
Subscription revenue	41%	40%		41%	40%
Non-transaction revenue	21%	22%		22%	22%
Non-subscription / transaction revenue	26%	27%		25%	27%
Asset-linked fees	9%	8%		9%	8%
Sales usage-based royalties	3%	3%		3%	3%

U.S. revenue	$960	$921	4%	$1,911	$1,812	5%
International revenue:
European region	404	361	12%	785	706	11%
Asia	158	142	11%	315	276	14%
Rest of the world	87	85	2%	165	168	(2)%
Total international revenue	$649	$588	10%	$1,265	$1,150	10%
% of total revenue:
U.S. revenue	60%	61%		60%	61%
International revenue	40%	39%		40%	39%

Three Months

Subscription revenue increased primarily from growth in Market Intelligence's average contract values and continued demand for Platt's proprietary content. Non-transaction revenue grew at Ratings primarily due to an increase in surveillance fees, higher entity credit ratings revenue and an increase in Ratings Evaluation Service activity. Non-subscription / transaction revenue increased slightly as growth in bank loan ratings and structured finance revenue was partially offset by a decline in corporate bond ratings revenue and public finance revenue. Asset-linked fees increased primarily due to the impact of higher levels of assets under management for ETFs. Sales usage-based royalties increased primarily driven by higher volumes for exchange-traded derivatives. See “Segment Review” below for further information.

The favorable impact of foreign exchange rates increased revenue by 1 percentage point. This impact refers to constant currency comparisons estimated by recalculating current year results of foreign operations using the average exchange rate from the prior year.

Six Months

Subscription revenue increased primarily from growth in Market Intelligence's average contract values and continued demand for Platt's proprietary content. Non-transaction revenue grew at Ratings primarily due to an increase in surveillance fees, higher entity credit ratings revenue and an increase in Ratings Evaluation Service activity. Non-subscription / transaction revenue decreased slightly as a decline in corporate bond ratings revenue and public finance revenue was partially offset by an increase in bank loan ratings and structured finance revenue. Asset-linked fees increased primarily due to the impact of higher levels of assets under management for ETFs. Sales usage-based royalties increased primarily driven by higher volumes for exchange-traded derivatives. See “Segment Review” below for further information.

The favorable impact of foreign exchange rates increased revenue by 1 percentage point. This impact refers to constant currency comparisons estimated by recalculating current year results of foreign operations using the average exchange rate from the prior year.

Total Expenses

The following tables provide an analysis by segment of our operating-related expenses and selling and general expenses for the periods ended June 30:

Three Months

(in millions)	2018		2017		% Change
	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses
Ratings [1]	$216	$182	$220	$123	(2)%	49%
Market Intelligence [2]	168	127	155	120	8%	5%
Platts [3]	61	40	61	48	—%	(15)%
Indices	26	45	24	39	6%	14%
Intersegment eliminations [4]	(32)	—	(28)	—	(13)%	N/M
Total segments	439	394	432	330	1%	20%
Corporate Unallocated expense [5]	7	45	—	34	N/M	32%
Total	$446	$439	$432	$364	3%	21%
N/M - not meaningful

[1]	In 2018, selling and general expenses include legal settlement expenses of $73 million.

[2]	In 2017, selling and general expenses include employee severance charges of $4 million.

[3]	In 2017, selling and general expenses include a charge to exit a leased facility of $6 million, an asset write-off of $2 million and employee severance charges of $1 million.

[4]	Intersegment eliminations relate to a royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings.

[5]	In 2018, selling and general expenses include Kensho retention related expense of $12 million.

Operating-Related Expenses

Operating-related expenses increased 3% driven by an increase at Market Intelligence primarily due to an increase in cost of sales as a result of royalties tied to annualized contract value growth and increased data costs, and higher compensation costs related to annual merit increases and additional headcount, partially offset by a decrease in incentive costs at Ratings. Additionally, operating-related expenses increased due to the acquisition of Kensho in April of 2018.

Intersegment eliminations primarily relate to a royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings.

Selling and General Expenses

Selling and general expenses increased 21%. Excluding the unfavorable impact of legal settlement expenses in 2018 of 20 percentage points and Kensho retention related expense in 2018 of 3 percentage points, partially offset by the favorable impact of a charge to exit a leased facility in 2017 of 2 percentage points and employee severance charges in 2017 of 1 percentage point, selling and general expenses increased 1%. The increase is due to higher compensation costs primarily related to additional headcount and increased technology costs at Market Intelligence and Indices, partially offset by a decrease in incentive costs at Ratings. Additionally, selling and general expenses increased due to the acquisition of Kensho in April of 2018.

Depreciation and Amortization

Depreciation and amortization increased 16% compared to the second quarter of 2017 due to an increase in amortization expense primarily related to the acquisition of Kensho in April of 2018.

Six Months

(in millions)	2018		2017		% Change
	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses
Ratings [1]	$432	$297	$426	$248	1%	20%
Market Intelligence [2]	341	256	309	240	10%	6%
Platts [3]	115	86	113	99	2%	(13)%
Indices	49	85	48	70	4%	22%
Intersegment eliminations [4]	(60)	—	(53)	—	(13)%	N/M
Total segments	877	724	843	657	4%	10%
Corporate Unallocated expense [5]	7	88	—	68	N/M	29%
Total	$884	$812	$843	$725	5%	12%
N/M - not meaningful

[1]	In 2018 and 2017, selling and general expenses include legal settlement expenses of $73 million and $2 million, respectively.

[2]	In 2017, selling and general expenses include a non-cash disposition-related adjustment of $4 million and employee severance charges of $4 million.

[3]
In 2017, selling and general expenses include a non-cash acquisition-related adjustment of $11 million, a charge to exit a leased facility of $6 million, an asset write-off of $2 million and employee severance charges of $1 million.

[4]	Intersegment eliminations relate to a royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings.

[5]	In 2018, selling and general expenses include Kensho retention related expense of $12 million.

Operating-Related Expenses

Operating-related expenses increased 5% driven by increases at Market Intelligence due to an increase in cost of sales as a result of royalties tied to annualized contract value growth and increased data costs, and higher compensation costs, and Ratings due to higher compensation costs. Higher compensation costs at Market Intelligence and Ratings were primarily related to annual merit increases and additional headcount. The increase at Ratings was partially offset by a decrease in incentive costs. Additionally, operating-related expenses increased due to the acquisition of Kensho in April of 2018.

Intersegment eliminations primarily relate to a royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings.

Selling and General Expenses

Selling and general expenses increased 12%. Excluding the unfavorable impact of higher legal settlement expenses in 2018 of 10 percentage points and Kensho retention related expense in 2018 of 2 percentage points, partially offset by the favorable impact of non-cash acquisition and disposition-related adjustments of 2 percentage points, a charge to exit a leased facility in 2017 of 1 percentage point, employee severance charges in 2017 of 1 percentage point and an asset write-off in 2017 of 1 percentage point, selling and general expenses increased 5%. The increase is due to higher compensation costs primarily related to additional headcount and increased technology costs at Market Intelligence and Indices, partially offset by a decrease in incentive costs at Ratings. Additionally, selling and general expenses increased due to the acquisition of Kensho in April of 2018.

Depreciation and Amortization

Depreciation and amortization increased 11% compared to the second quarter of 2017 due to an increase in amortization expense primarily related to the acquisition of Kensho in April of 2018.

Operating Profit
We consider operating profit to be an important measure for evaluating our operating performance and we evaluate operating profit for each of the reportable business segments in which we operate.

We internally manage our operations by reference to operating profit with economic resources allocated primarily based on each segments contribution to operating profit. Segment operating profit is defined as operating profit before Corporate Unallocated. Segment operating profit is not, however, a measure of financial performance under U.S. GAAP, and may not be defined and calculated by other companies in the same manner.
The table below reconciles segment operating profit to total operating profit for the periods ended June 30:

Three Months

(in millions)	2018	2017	% Change
Ratings [1]	$369	$395	(7)%
Market Intelligence [2]	128	112	14%
Platts [3]	98	78	25%
Indices [4]	136	119	15%
Total segment operating profit	731	704	4%
Corporate Unallocated [5]	(59)	(36)	(62)%
Total operating profit	$672	$668	1%

[1]	2018 includes legal settlement expenses of $73 million. 2018 and 2017 include amortization of intangibles from acquisitions of $1 million.

[2]	2018 and 2017 include amortization of intangibles from acquisitions of $18 million. 2017 includes employee severance charges of $4 million.

[3]
2018 and 2017 include amortization of intangibles from acquisitions of $4 million and $5 million, respectively. 2017 includes a charge to exit a leased facility of $6 million, an asset write-off of $2 million and employee severance charges of $1 million.

[4]	2018 and 2017 include amortization of intangibles from acquisitions of $2 million and $1 million, respectively.

[5]	2018 includes Kensho retention related expense of $12 million and amortization of intangibles from acquisitions of $8 million.

Segment Operating Profit — Increased 4% as compared to the second quarter of 2017. Excluding the unfavorable impact of legal settlement expenses in 2018 of 10 percentage points, partially offset by the favorable impact of a charge to exit a leased facility in 2017 of 1 percentage point and employee severance charges in 2017 of 1 percentage point, segment operating profit increased 12%. The increase was primarily due to revenue growth at all of our reportable segments and a decrease in incentive costs at Ratings, partially offset by an increase in cost of sales as a result of royalties tied to annualized contract value growth and increased data costs, and higher compensation costs. See “Segment Review” below for further information.

Corporate Unallocated — Corporate Unallocated includes costs for corporate center functions, select initiatives and unoccupied office space, included in selling and general expenses, and the results for Kensho. Corporate Unallocated operating loss increased 62% as compared to the second quarter of 2017 due to the acquisition of Kensho in April of 2018.

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

Six Months

(in millions)	2018	2017	% Change
Ratings [1]	$777	$769	1%
Market Intelligence [2]	240	216	11%
Platts [3]	188	160	17%
Indices [4]	283	233	21%
Total segment operating profit	1,488	1,378	8%
Corporate Unallocated [5]	(105)	(72)	(45)%
Total operating profit	$1,383	$1,306	6%

[1]
2018 and 2017 include legal settlement expenses of $73 million and $2 million, respectively. 2018 and 2017 include amortization of intangibles from acquisitions of $1 million and $2 million, respectively.

[2]
2018 and 2017 include amortization of intangibles from acquisitions of $36 million and $35 million, respectively. 2017 includes a non-cash disposition-related adjustment of $4 million and employee severance charges of $4 million.

[3]
2018 and 2017 include amortization of intangibles from acquisitions of $9 million. 2017 includes a non-cash acquisition-related adjustment of $11 million, a charge to exit a leased facility of $6 million, an asset write-off of $2 million and employee severance charges of $1 million.

[4]	2018 and 2017 include amortization of intangibles from acquisitions of $3 million.

[5]	2018 includes Kensho retention related expense of $12 million and amortization of intangibles from acquisitions of $8 million.

Segment Operating Profit — Increased 8% as compared to the first six months of 2017. Excluding the unfavorable impact of higher legal settlement expenses in 2018 of 4 percentage points, partially offset by the favorable impact of non-cash acquisition and disposition-related adjustments in 2017 of 1 percentage point and a charge to exit a leased facility in 2017 of 1 percentage point, operating profit increased 10%. The increase was primarily due to revenue growth at all of our reportable segments and a decrease in incentive costs at Ratings, partially offset by an increase in cost of sales as a result of royalties tied to annualized contract value growth and increased data costs, and higher compensation costs. See “Segment Review” below for further information.

Corporate Unallocated — Corporate Unallocated includes costs for corporate center functions, select initiatives and unoccupied office space, included in selling and general expenses, and the results for Kensho. Corporate Unallocated operating loss increased 45% as compared to the first six months of 2017 primarily due the acquisition of Kensho in April of 2018. Corporate Unallocated operating loss was also unfavorably impacted by a $20 million contribution made by the Company to the S&P Global Foundation during the first quarter of 2018.

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

Interest Expense, net

Net interest expense decreased 28% and 18% compared to the second quarter of 2017 and first six months of 2017, respectively, driven by the release of a reserve for accrued interest related to the resolution of various tax audits in the second quarter of 2018.

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

The effective income tax rate was 23.8% and 22.7% for the three and six months ended June 30, 2018, respectively, and 28.6% and 29.1% for the three and six months ended June 30, 2017, respectively. The decrease in 2018 was primarily due to the reduction of the U.S. federal corporate tax rate as a result of the enactment of the TCJA.

The Company is continuously subject to tax examinations in various jurisdictions.  In May 2017, the IRS issued a 30-Day Letter proposing to increase the Company’s federal income tax for the 2015 tax year by approximately $242 million. This increase relates primarily to the IRS’s proposed disallowance of claimed tax deductions for certain amounts paid in 2015 to settle lawsuits by nineteen states and the District of Columbia. In April 2018, the Company and the IRS formally agreed to a settlement for $14 million that was fully reserved for in prior periods.

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

Non-transaction revenue primarily includes fees for surveillance of a credit rating, annual fees for customer relationship-based pricing programs, fees for entity credit ratings and global research and analytics. Non-transaction revenue also includes an intersegment royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings. Royalty revenue was $26 million and $52 million for the three and six months ended June 30, 2018, respectively, and $25 million and $49 million for the three and six months ended June 30, 2017, respectively.

The following table provides revenue and segment operating profit information for the periods ended June 30:

(in millions)	Three Months			Six Months
	2018	2017	% Change	2018	2017	% Change
Revenue	$775	$747	4%	$1,523	$1,461	4%

Non-transaction revenue	$378	$353	7%	$757	$694	9%
Transaction revenue	$397	$394	1%	$766	$767	—%
% of total revenue:
Non-transaction revenue	49%	47%		50%	47%
Transaction revenue	51%	53%		50%	53%

U.S. revenue	$444	$432	3%	$866	$851	2%
International revenue	$331	$315	5%	$657	$610	8%
% of total revenue:
U.S. revenue	57%	58%		57%	58%
International revenue	43%	42%		43%	42%

Operating profit [1]	$369	$395	(7)%	$777	$769	1%
Operating margin %	48%	53%		51%	53%

[1]
Operating profit for the three and six months ended June 30, 2018 includes legal settlement expenses of $73 million. Operating profit for the six months ended June 30, 2017 includes legal settlement expenses of $2 million. Operating profit also includes amortization of intangibles from acquisitions of $1 million for the three months ended June 30, 2018 and 2017, and $1 million and $2 million for the six months ended June 30, 2018 and 2017, respectively.

Three Months

Revenue increased 4%, with a 2 percentage point favorable impact from foreign exchange rates. Non-transaction revenue grew primarily due to an increase in surveillance fees, higher entity credit ratings revenue and an increase in Ratings Evaluation Service ("RES") activity. Transaction revenue increased slightly as growth in bank loan ratings revenue and structured finance revenue was partially offset by a decline in corporate bond ratings revenue and public finance revenue driven by lower issuance in the U.S. The increase in structured finance transaction revenue was primarily driven by increased U.S. collateralized loan obligations ("CLO") issuance. Transaction and non-transaction revenue growth benefited from improved contract terms across product categories.

Operating profit decreased 7%, with a 5 percentage point favorable impact from foreign exchange rates. Excluding the unfavorable impact of legal settlement expenses in 2018 of 19 percentage points, operating profit increased 12%. This increase was primarily due to the favorable impact of foreign exchange rates, revenue growth and a decrease in incentive costs, partially offset by an increase in costs related to the development of a global center for technology talent in India.

Six Months

Revenue increased 4%, with a 2 percentage point favorable impact from foreign exchange rates. Non-transaction revenue grew primarily due to an increase in surveillance fees, higher entity credit ratings revenue and an increase in RES activity. Transaction revenue decreased slightly as a decline in corporate bond ratings revenue and public finance revenue driven by lower issuance in the U.S. was partially offset by an increase in bank loan ratings revenue and structured finance revenue. The increase in structured finance transaction revenue was primarily driven by increased U.S. CLO issuance. Transaction and non-transaction revenue growth benefited from improved contract terms across product categories.

Operating profit increased 1%, with a 5 percentage point favorable impact from foreign exchange rates. Excluding the unfavorable impact of higher legal settlement expenses in 2018 of 9 percentage points, operating profit increased 10%. This increase was primarily due to the favorable impact of foreign exchange rates, revenue growth and a decrease in incentive costs, partially offset by higher salary costs primarily driven by annual merit increases and an increase in costs related to the development of a global center for technology talent in India.

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

	Second Quarter Compared to Prior Year			Year-to-Date Compared to Prior Year
Corporate Bond Issuance	U.S.	Europe	Global	U.S.	Europe	Global
High-yield issuance	(30)%	(29)%	(32)%	(34)%	(21)%	(27)%
Investment grade	(19)%	10%	(3)%	(17)%	4%	(2)%
Total new issue dollars — Corporate issuance	(21)%	3%	(6)%	(20)%	—%	(6)%

•
The quarter and year-to-date decrease in global high-yield issuance reflects comparisons against strong prior year periods as issuers went to the market in advance of U.S. Federal Reserve rate increases that took place in the first and second quarters of 2017.

	Second Quarter Compared to Prior Year			Year-to-Date Compared to Prior Year
Structured Finance	U.S.	Europe	Global	U.S.	Europe	Global
Asset-backed securities (“ABS”)	7%	11%	6%	17%	41%	16%
Structured credit	(3)%	58%	7%	(7)%	61%	3%
Commercial mortgage-backed securities (“CMBS”)	(10)%	*	(3)%	7%	111%	11%
Residential mortgage-backed securities (“RMBS”)	78%	—%	16%	42%	17%	15%
Covered bonds	**	34%	49%	**	19%	30%
Total new issue dollars — Structured finance	5%	29%	15%	7%	27%	15%

*	Represents no activity in 2017.

**	Represents no activity in 2018 and 2017.

•	ABS issuance was up in the U.S. and Europe reflecting an increase in auto transactions.

•	Issuance was up in the European structured credit markets driven by new CLO transactions.

•
CMBS issuance was down in the U.S. for the quarter reflecting decreased market volume. CMBS issuance for the first half of the year was up in the U.S. reflecting increased market volume in the first quarter of 2018. European CMBS issuance was up, although from a low 2017 base.

•	RMBS issuance was up in the U.S. reflecting increased market volume. RMBS issuance for the first half of the year was up in Europe reflecting increased market volume in the first quarter of 2018.

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
The following table provides revenue and segment operating profit information for the periods ended June 30:

(in millions)	Three Months			Six Months
	2018	2017	% Change	2018	2017	% Change
Revenue	$447	$414	8%	$884	$816	8%

Subscription revenue [1]	$431	$397	8%	$854	$783	9%
Non-subscription revenue [1]	$11	$11	(1)%	$20	$22	(12)%
Asset-linked fees	$5	$6	(3)%	$10	$11	(8)%
% of total revenue:
Subscription revenue	96%	96%		97%	96%
Non-subscription revenue	3%	3%		2%	3%
Asset-linked fees	1%	1%		1%	1%

U.S. revenue	$284	$282	1%	$574	$552	4%
International revenue	$163	$132	23%	$310	$264	18%
% of total revenue:
U.S. revenue	64%	68%		65%	68%
International revenue	36%	32%		35%	32%

Operating profit [2]	$128	$112	14%	$240	$216	11%
Operating margin %	29%	27%		27%	26%

[1]
In the third quarter of 2017, we reevaluated our subscription and non-subscription revenue presentation which resulted in a reclassification of $25 million and $43 million from non-subscription revenue to subscription revenue for the three and six months ended June 30, 2017, respectively.

[2]
Operating profit includes amortization of intangibles from acquisitions of $18 million for the three months ended June 30, 2018 and 2017 and $36 million and $35 million for the six months ended June 30, 2018 and 2017, respectively. Operating profit includes employee severance charges of $4 million for the three and six months ended June 30, 2017 and a non-cash disposition-related adjustment of $4 million for the six months ended June 30, 2017.

Three Months

Revenue increased 8% and was favorably impacted by 1 percentage point from the impact of recent acquisitions. Excluding acquisitions, revenue increased driven by growth in annualized contract values in the Market Intelligence Desktop products, RatingsXpress® and RatingsDirect®. The number of users continued to grow for Market Intelligence Desktop products and RatingsDirect®, and the number of customers remained flat for RatingsXpress®. Increases in annualized contract value for certain of our data feed products within Data Management Solutions also contributed to revenue growth. Foreign exchange rates had a favorable impact on revenue of less than 1 percentage point.

Operating profit increased 14%. Excluding the favorable impact of employee severance charges in 2017 of 5 percentage points, operating profit increased 9%. The increase was primarily due to revenue growth, partially offset by an increase in cost of sales as a result of royalties tied to annualized contract value growth and increased data costs and higher compensation costs. Higher compensation costs were driven by annual merit increases and additional headcount partially related to the acquisition of Panjiva Inc. ("Panjiva") in February of 2018. See Note 2 - Acquisitions and Divestitures to the consolidated financial statements of this Form 10-Q for further discussion.

Six Months

Revenue increased 8% driven by growth in annualized contract values in the Market Intelligence Desktop products, RatingsXpress® and RatingsDirect®. Increases in annualized contract value for certain of our data feed products within Data Management Solutions also contributed to revenue growth.

Operating profit increased 11%. Excluding the favorable impact of a non-cash disposition-related adjustment in 2017 of 2 percentage points and employee severance charges in 2017 of 2 percentage points, operating profit increased 7%. The increase was primarily due to revenue growth, partially offset by an increase in cost of sales as a result of royalties tied to annualized contract value growth and increased data costs and higher compensation costs. Higher compensation costs were driven by annual merit increases and additional headcount partially related to the acquisition of Panjiva in February of 2018. See Note 2 - Acquisitions and Divestitures to the consolidated financial statements of this Form 10-Q for further discussion.

Platts

Platts is the leading independent provider of information and benchmark prices for the commodity and energy markets. Platts provides essential price data, analytics, and industry insight enabling the commodity and energy markets to perform with greater transparency and efficiency.

Platts' revenue is generated primarily through the following sources:

•	Subscription revenue — primarily from subscriptions to our real-time news, market data and price assessments, along with other information products;

•	Sales and usage-based royalties — primarily from licensing of our proprietary market price data and price assessments to commodity exchanges; and

•	Non-subscription revenue — conference sponsorship, consulting engagements, and events.
The following table provides revenue and segment operating profit information for the periods ended June 30:

(in millions)	Three Months			Six Months
	2018	2017	% Change	2018	2017	% Change
Revenue	$205	$192	7%	$401	$383	5%

Subscription revenue	$188	$174	8%	$369	$346	7%
Sales usage-based royalties	$13	$14	(6)%	$26	$30	(12)%
Non-subscription revenue	$4	$4	(11)%	$6	$7	(14)%
% of total revenue:
Subscription revenue	92%	91%		92%	90%
Sales usage-based royalties	6%	7%		6%	8%
Non-subscription revenue	2%	2%		2%	2%

U.S. revenue	$71	$71	(1)%	$140	$143	(2)%
International revenue	$134	$121	11%	$261	$240	9%
% of total revenue:
U.S. revenue	34%	37%		35%	37%
International revenue	66%	63%		65%	63%

Operating profit [1]	$98	$78	25%	$188	$160	17%
Operating margin %	48%	41%		47%	42%

[1]
Operating profit includes amortization of intangibles from acquisitions of $4 million and $5 million for the three months ended June 30, 2018 and 2017 and $9 million for the six months ended June 30, 2018 and 2017. Operating profit includes a charge to exit a leased facility of $6 million, an asset write-off of $2 million and employee severance charges of $1 million for the three and six months ended June 30, 2017 and a non-cash acquisition-related adjustment of $11 million for the six months ended June 30, 2017.

Three Months

Revenue increased 7% due to continued demand for market data and price assessment products, led by petroleum, partially offset by a decrease in sales usage-based royalties from the licensing of our proprietary market price data and price assessments to commodity exchanges mainly due to a decline in oil trading volumes. Demand for market data and price assessment products was driven by international customers. Additionally, revenue recognized related to a revision of the amount we expected to receive on a contract with a customer also contributed to the increase in revenue in the second quarter of 2018. While petroleum is still the biggest revenue driver, the revenue mix continues to become more diversified as other sectors contributed to revenue growth including petrochemicals, metals and agriculture.

Operating profit increased 25%, with a 2 percentage point unfavorable impact from foreign exchange rates. Excluding the favorable impact of a charge to exit a leased facility in 2017 of 8 percentage points, an asset write-off in 2017 of 4 percentage points and employee severance charges in 2017 of 2 percentage points, operating profit increased 11%. The increase was primarily due to revenue growth, partially offset by the unfavorable impact of foreign exchange rates.

Six Months

Revenue increased 5% due to continued demand for market data and price assessment products, led by petroleum, partially offset by a decrease in sales usage-based royalties from the licensing of our proprietary market price data and price assessments to commodity exchanges mainly due to a decline in oil trading volumes. Demand for market data and price assessment products was driven by international customers. Additionally, revenue recognized related to a revision of the amount we expected to receive on a contract with a customer also contributed to the increase in revenue in the second quarter of 2018. While petroleum is still the biggest revenue driver, the revenue mix continues to become more diversified as other sectors contributed to revenue growth including petrochemicals, metals and agriculture.

Operating profit increased 17%, with a 3 percentage point unfavorable impact from foreign exchange rates. Excluding the favorable impact of a non-cash acquisition-related adjustment in 2017 of 7 percentage points, a charge to exit a leased facility in 2017 of 4 percentage points, an asset write-off in 2017 of 1 percentage point and employee severance charges in 2017 of 1 percentage point, operating profit increased 4%. The increase was primarily due to revenue growth, partially offset by the unfavorable impact of foreign exchange rates.

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
Indices primarily derives revenue from asset-linked fees based on the S&P and Dow Jones Indices and to a lesser extent generates subscription revenue and transaction revenue. Specifically, Indices generates revenue from the following sources:

•	Investment vehicles — asset-linked fees such as ETFs and mutual funds, that are based on the S&P Dow Jones Indices' benchmarks that generate revenue through fees based on assets and underlying funds;

•	Exchange traded derivatives — generate sales usage-based royalties based on trading volumes of derivatives contracts listed on various exchanges;

•	Index-related licensing fees — fixed or variable annual and per-issue asset-linked fees for over-the-counter derivatives and retail-structured products; and

•	Data and customized index subscription fees — fees from supporting index fund management, portfolio analytics and research.

The following table provides revenue and segment operating profit information for the periods ended June 30:

(in millions)	Three Months			Six Months
	2018	2017	% Change	2018	2017	% Change
Revenue	$209	$184	13%	$423	$355	19%

Asset-linked fees	$135	$114	18%	$265	$222	20%
Sales usage-based royalties	$38	$33	17%	$89	$65	37%
Subscription revenue	$36	$37	(4)%	$69	$68	—%
% of total revenue:
Asset-linked fees	65%	62%		63%	63%
Sales usage-based royalties	18%	18%		21%	18%
Subscription revenue	17%	20%		16%	19%

U.S. revenue	$174	$151	15%	$358	$293	22%
International revenue	$35	$33	5%	$65	$62	5%
% of total revenue:
U.S. revenue	83%	82%		85%	83%
International revenue	17%	18%		15%	17%

Operating profit [1]	$136	$119	15%	$283	$233	21%
Less: net operating profit attributable to noncontrolling interests	37	31		76	61
Net operating profit	$99	$88	13%	$207	$172	20%
Operating margin %	65%	64%		67%	66%
Net operating margin %	47%	48%		49%	48%

[1]
Operating profit includes amortization of intangibles from acquisitions of $2 million and $1 million for the three months ended June 30, 2018 and 2017, respectively, and $3 million for the six months ended June 30, 2018 and 2017.

Three Months

Revenue at Indices increased 13%, primarily driven by higher levels of assets under management ("AUM") for ETFs and mutual funds. Higher volumes for exchange-traded derivatives and increased over-the-counter derivatives revenue also contributed to revenue growth in the quarter. Ending AUM for ETFs in the second quarter of 2018 increased 20% to $1.382 trillion and average AUM for ETFs increased 21% to $1.367 trillion compared to the second quarter of 2017.

Operating profit grew 15%. The impact of revenue growth was partially offset by increased operating costs to support revenue growth and business initiatives, increased royalty expense from re-developed products and higher incentive costs. Foreign exchange rates had an unfavorable impact on operating profit of 1 percentage point.

Six Months

Revenue at Indices increased 19%, primarily driven by higher volumes for exchange-traded derivatives and higher levels of AUM for ETFs. Ending AUM for ETFs in the first six months of 2018 increased 20% to $1.382 trillion and average AUM for ETFs increased 24% to $1.372 trillion compared to the first six months of 2017.

Operating profit grew 21%. The impact of revenue growth was partially offset by increased operating costs to support revenue growth and business initiatives, increased royalty expense from re-developed products, higher incentive costs and higher compensation costs. Higher compensation costs were driven by annual merit increases and additional headcount. Foreign exchange rates had an unfavorable impact on operating profit of 2 percentage points.

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

Cash Flow Overview

Cash, cash equivalents, and restricted cash were $1,935 million as of June 30, 2018, a decrease of $844 million from December 31, 2017, and consisted of approximately 40% of domestic cash and 60% of cash held abroad.

The following table provides cash flow information for the six months ended June 30:

(in millions)	2018	2017	% Change
Net cash provided by (used for):
Operating activities	$903	$674	34%
Investing activities	$(305)	$(124)	N/M
Financing activities	$(1,404)	$(618)	N/M
N/M - not meaningful

In the first six months of 2018, free cash flow increased to $765 million compared to $564 million in the first six months of 2017. The increase is primarily due to an increase in cash provided by operating activities as discussed below. Free cash flow is a non-GAAP financial measure and reflects our cash flow provided by operating activities less capital expenditures and distributions to noncontrolling interest holders. Capital expenditures include purchases of property and equipment and additions to technology projects. See “Reconciliation of Non-GAAP Financial Information” below for a reconciliation of cash flow provided by operating activities, the most directly comparable U.S. GAAP financial measure, to free cash flow and free cash flow excluding certain items.

Operating activities

Cash provided by operating activities increased $229 million to $903 million for the first six months of 2018. The increase is mainly due to higher results from operations in 2018, stronger cash collections on accounts receivable in 2018 and lower estimated income tax payments in 2018 due to the reduction of the U.S. federal corporate tax rate as a result of the enactment of the TCJA, partially offset by settlement payments following the resolution of tax audits.

Investing activities

Our cash outflows from investing activities are primarily for acquisitions and capital expenditures, while cash inflows are primarily proceeds from dispositions.

Cash used for investing activities increased to $305 million for the first six months of 2018 compared to $124 million in the first six months of 2017, primarily due to cash used for the acquisition of Kensho in 2018. See Note 2 — Acquisitions and Divestitures to the consolidated financial statements of this Form 10-Q for further discussion.

Financing activities

Our cash outflows from financing activities consist primarily of share repurchases, dividends to shareholders and repayments of short-term and long-term debt, while cash inflows are primarily attributable to the borrowing of short-term and long-term debt and proceeds from the exercise of stock options.

Cash used for financing activities increased to $1,404 million for the first six months of 2018 as compared to $618 million in the first six months of 2017. The increase is primarily attributable to an increase in cash used for share repurchases in 2018.

During the first six months of 2018, we used cash to repurchase 5.0 million shares for $1,100 million. We entered into an accelerated share repurchase ("ASR") agreement with a financial institution on March 6, 2018 to initiate share repurchases aggregating $1 billion. The ASR agreement was structured as an uncapped ASR agreement in which we paid $1 billion and received an initial delivery of approximately 4.5 million shares, representing 85% of the $1 billion at a price equal to the then market price of the Company. The total number of shares to be repurchased under the ASR agreement will be equal to $1 billion divided by the volume weighted-average share price, less a discount, over the term of the ASR agreement. The final settlement of the transaction under the ASR agreement is expected to be completed no later than the third quarter of 2018. The repurchased shares are held in Treasury. The ASR agreement was executed under the current share repurchase program, approved by the Board of Directors on December 4, 2013. During the first six months of 2017, we used cash to repurchase 2.6 million shares for $346 million.

Additional Financing

We have the ability to borrow a total of $1.2 billion through our commercial paper program, which is supported by our revolving$1.2 billion five-year credit agreement (our "credit facility") that we entered into on June 30, 2017. This credit facility will terminate on June 30, 2022. As of June 30, 2018 and December 31, 2017, there were no commercial paper borrowings outstanding.

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

(in millions)	2018	2017	% Change
Cash provided by operating activities	$903	$674	34%
Capital expenditures	(60)	(56)
Distributions to noncontrolling interest holders	(78)	(54)
Free cash flow	765	564	36%
Tax on gain from sale of SPSE and CMA	—	67
Payment of legal settlements	29	4
Tax benefit from legal settlements	(7)	—
Free cash flow excluding above items	$787	$635	24%

(in millions)	2018	2017	% Change
Cash used for investing activities	(305)	(124)	N/M
Cash used for financing activities	(1,404)	(618)	N/M
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

•
worldwide economic, financial, political and regulatory conditions, including geopolitical uncertainty and conditions that may result from legislative, regulatory, trade and policy changes associated with the current U.S. administration or the United Kingdom’s withdrawal from the European Union;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risk includes changes in foreign exchange rates. We have operations in foreign countries where the functional currency is primarily the local currency. For international operations that are determined to be extensions of the parent company, the U.S. dollar is the functional currency. We typically have naturally hedged positions in most countries from a local currency perspective with offsetting assets and liabilities. As of June 30, 2018 and December 31, 2017, we entered into foreign exchange forward contracts in order to mitigate the change in fair value of specific assets and liabilities in the consolidated balance sheet. These forward contracts are not designated as hedges and do not qualify for hedge accounting. As of June 30, 2018 and December 31, 2017, we entered into foreign exchange forward contracts to hedge the effect of adverse fluctuations in foreign currency exchange rates. We have not entered into any derivative financial instruments for speculative purposes. See Note 5 - Derivative Instruments to the consolidated financial statements of this Form 10-Q for further discussion.

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

As of June 30, 2018, an evaluation was performed under the supervision and with the participation of management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2018.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On December 4, 2013, the Board of Directors approved a share repurchase program authorizing the purchase of up to 50 million shares, which was approximately 18% of the Company's outstanding shares at that time. As of June 30, 2018, 14.0 million shares remained under our current share repurchase program.

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

We did not make any purchases of our outstanding common stock during the second quarter of 2018 pursuant to our current share repurchase program.

The following table provides information on our purchases of our outstanding common stock during the second quarter of 2018 pursuant to our current share repurchase program (column c). In addition to these purchases, the number of shares in column (a) include shares of common stock that are tendered to us to satisfy our employees’ tax withholding obligations in connection with the vesting of awards of restricted shares (we repurchase such shares based on their fair market value on the vesting date). There were no other share repurchases during the quarter outside the repurchases noted below.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs	(d) Maximum Number of Shares that may yet be Purchased Under the Programs
April 1 — April 30, 2018	4,210	191.64	—	14.0
May 1 — May 31, 2018	2,029	194.44	—	14.0
June 1 — June 30, 2018	3,640	201.31	—	14.0
Total — Quarter	9,879	$195.78	—	14.0
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

Revenue during the second quarter of 2018 attributable to the transactions or dealings by the Company described below was approximately $3.37 million with net profit from such sales being a fraction of the revenues.

During the second quarter of 2018, Platts, a division of the Company that provides energy-related information in over 150 countries, sold information and informational materials, which are generally exempt from U.S. economic sanctions, to 12 subscribers that are owned or controlled, or appear to be owned or controlled, by the Government of Iran (the “GOI”). The Company, among other things, offers customers that subscribe to its publications access to proprietary data, analytics, and industry information that enable commodities markets to perform with greater transparency and efficiency. This division provided such data related to the energy and petrochemicals markets to the subscribers referenced above, generating revenue that was a de minimis portion of both the division's and the Company’s revenue. Seven of the subscribers are designated by OFAC as GOI entities; and five appear, based on publicly available information, to be owned or controlled by GOI entities. As previously reported, during the third quarter of 2017, this division entered into a contract to sell information and informational materials to a subscriber that is designated by OFAC as a GOI entity (which is included among the seven subscribers noted above). We recognized revenue earned to date under such contract in the second quarter and such revenue is reflected in the revenue figures reported above. We believe that these transactions were permissible under U.S. sanctions pursuant to certain statutory and regulatory exemptions for the exportation of information and informational materials. The Company will continue to monitor its provision of products and services to these Iranian customers so that such activity continues to be permissible under U.S. sanctions.

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

S&P Global Inc.
Registrant

Date:	July 26, 2018	By:	/s/ Ewout L. Steenbergen
Ewout L. Steenbergen
Executive Vice President and Chief Financial Officer

Date:	July 26, 2018	By:	/s/ Robert J. MacKay
Robert J. MacKay
Senior Vice President and Corporate Controller