Form 10-Q
period 2018-09-30
S&P Global Inc.
filed 2018-10-26
CIK 64040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
YES ☑ NO ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Date File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Shares Outstanding	Date
Common stock (par value $1.00 per share)	250.9 million	October 19, 2018

S&P Global Inc.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of S&P Global Inc.

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of S&P Global Inc. (and subsidiaries) (the “Company”) as of September 30, 2018, the related consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2018 and 2017, the related consolidated statements of cash flows for the nine-month periods ended September 30, 2018 and 2017, the related consolidated statement of equity for the nine-month period ended September 30, 2018, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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

/s/ ERNST & YOUNG LLP

New York, NY
October 25, 2018

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

S&P Global Inc.
Consolidated Statements of Income
(Unaudited)

(in millions, except per share amounts)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenue	$1,546	$1,513	$4,721	$4,475
Expenses:
Operating-related expenses	406	419	1,290	1,262
Selling and general expenses	383	399	1,194	1,123
Depreciation	20	22	60	61
Amortization of intangibles	33	24	91	73
Total expenses	842	864	2,635	2,519
Operating profit	704	649	2,086	1,956
Other income, net	(6)	(9)	(22)	(26)
Interest expense, net	38	37	98	110
Income before taxes on income	672	621	2,010	1,872
Provision for taxes on income	137	169	440	533
Net income	535	452	1,570	1,339
Less: net income attributable to noncontrolling interests	(40)	(38)	(123)	(105)
Net income attributable to S&P Global Inc.	$495	$414	$1,447	$1,234

Earnings per share attributable to S&P Global Inc. common shareholders:
Net income:
Basic	$1.97	$1.62	$5.75	$4.80
Diluted	$1.95	$1.61	$5.70	$4.75
Weighted-average number of common shares outstanding:
Basic	251.3	255.5	251.6	257.0
Diluted	253.5	257.9	253.7	259.5

Actual shares outstanding at period end			250.9	255.0

Dividend declared per common share	$0.50	$0.41	$1.50	$1.23

See accompanying notes to the unaudited consolidated financial statements.

S&P Global Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

(in millions)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income	$535	$452	$1,570	$1,339

Other comprehensive income:
Foreign currency translation adjustment	(1)	24	(53)	96
Income tax effect	2	—	(1)	—
	1	24	(54)	96

Pension and other postretirement benefit plans	5	3	(6)	7
Income tax effect	(1)	(1)	2	—
	4	2	(4)	7

Unrealized loss on investment and forward exchange contracts	(4)	(4)	(8)	(7)
Income tax effect	1	(1)	2	(1)
	(3)	(5)	(6)	(8)

Comprehensive income	537	473	1,506	1,434
Less: comprehensive income attributable to nonredeemable noncontrolling interests	(4)	(4)	(11)	(10)
Less: comprehensive income attributable to redeemable noncontrolling interests	(36)	(34)	(112)	(95)
Comprehensive income attributable to S&P Global Inc.	$497	$435	$1,383	$1,329

See accompanying notes to the unaudited consolidated financial statements.

S&P Global Inc.
Consolidated Balance Sheets

(in millions)	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,158	$2,777
Restricted cash	45	2
Accounts receivable, net of allowance for doubtful accounts: 2018 - $35; 2017 - $33	1,237	1,319
Prepaid and other current assets	188	226
Total current assets	3,628	4,324
Property and equipment, net of accumulated depreciation: 2018 - $586; 2017 - $554	275	275
Goodwill	3,544	2,989
Other intangible assets, net	1,420	1,388
Other non-current assets	516	449
Total assets	$9,383	$9,425
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$194	$195
Accrued compensation and contributions to retirement plans	307	472
Short-term debt	—	399
Income taxes currently payable	92	77
Unearned revenue	1,576	1,613
Accrued legal and regulatory settlements	—	107
Other current liabilities	348	351
Total current liabilities	2,517	3,214
Long-term debt	3,661	3,170
Pension and other postretirement benefits	225	244
Other non-current liabilities	537	679
Total liabilities	6,940	7,307
Redeemable noncontrolling interest (Note 8)	1,485	1,350
Commitments and contingencies (Note 12)
Equity:
Common stock	412	412
Additional paid-in capital	897	525
Retained income	11,003	10,025
Accumulated other comprehensive loss	(703)	(649)
Less: common stock in treasury	(10,704)	(9,602)
Total equity — controlling interests	905	711
Total equity — noncontrolling interests	53	57
Total equity	958	768
Total liabilities and equity	$9,383	$9,425

See accompanying notes to the unaudited consolidated financial statements.

S&P Global Inc.
Consolidated Statements of Cash Flows
(Unaudited)

(in millions)	Nine Months Ended
	September 30,
	2018	2017
Operating Activities:
Net income	$1,570	$1,339
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	60	61
Amortization of intangibles	91	73
Provision for losses on accounts receivable	16	17
Stock-based compensation	73	65
Other	41	42
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	62	(64)
Prepaid and other current assets	1	3
Accounts payable and accrued expenses	(167)	(50)
Unearned revenue	(72)	(107)
Accrued legal settlements	(180)	(4)
Other current liabilities	(18)	(94)
Net change in prepaid/accrued income taxes	62	(42)
Net change in other assets and liabilities	(138)	(36)
Cash provided by operating activities	1,401	1,203
Investing Activities:
Capital expenditures	(88)	(77)
Acquisitions, net of cash acquired	(263)	(80)
Proceeds from dispositions	—	2
Changes in short-term investments	5	—
Cash used for investing activities	(346)	(155)
Financing Activities:
Proceeds from issuance of senior notes, net	489	—
Payments on senior notes	(403)	—
Dividends paid to shareholders	(379)	(316)
Distributions to noncontrolling interest holders	(116)	(69)
Purchase of CRISIL shares	(25)	—
Repurchase of treasury shares	(1,108)	(846)
Exercise of stock options	24	69
Employee withholding tax on share-based payments	(61)	(49)
Cash used for financing activities	(1,579)	(1,211)
Effect of exchange rate changes on cash from continuing operations	(52)	83
Net change in cash, cash equivalents, and restricted cash	(576)	(80)
Cash, cash equivalents, and restricted cash at beginning of period	2,779	2,392
Cash, cash equivalents, and restricted cash at end of period	$2,203	$2,312

See accompanying notes to the unaudited consolidated financial statements.

S&P Global Inc.
Consolidated Statement of Equity
(Unaudited)

(in millions)	Common Stock $1 par	Additional Paid-in Capital	Retained Income		Accumulated Other Comprehensive Loss		Less: Treasury Stock	Total SPGI Equity		Noncontrolling Interests	Total Equity
Balance as of December 31, 2017	$412	$525	$10,025		$(649)		$9,602	$711		$57	$768
Comprehensive income [1]			1,447		(64)			1,383		11	1,394
Dividends			(379)					(379)		(9)	(388)
Share repurchases							1,113	(1,113)			(1,113)
Employee stock plans		45					(11)	56			56
Change in redemption value of redeemable noncontrolling interest			(116)					(116)			(116)
Increase in CRISIL ownership		(25)						(25)		(1)	(26)
Stock consideration for Kensho		352						352			352
Other			26	[2]	10	[2]		36	[2]	(5)	31
Balance as of September 30, 2018	$412	$897	$11,003		$(703)		$10,704	$905		$53	$958

[1]	Excludes $112 million attributable to our redeemable noncontrolling interest.

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
In April of 2018, we acquired Kensho Technologies Inc. ("Kensho") for approximately $550 million, net of cash acquired, in a mix of cash and stock. The results of Kensho, an operating segment of the Company, are included in Corporate revenue and Corporate Unallocated for financial reporting purposes. Restricted cash of $37 million included in our consolidated balance sheet as of September 30, 2018 includes amounts held in escrow accounts in connection with our acquisition of Kensho. See Note 2 — Acquisitions and Divestitures and Note 11 — Segment and Related Information for additional information.

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

In the opinion of management, all normal recurring adjustments considered necessary for a fair statement of the results of the interim periods have been included. The operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the full year.

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

Adoption of ASC 606, “Revenue from Contracts with Customers”

On January 1, 2018, we adopted ASC 606 "Revenue from Contracts with Customers" using the modified retrospective transition method applied to our revenue contracts with customers as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior year amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC 605. We recorded a net increase to opening retained earnings of $35 million as of January 1, 2018 due to the cumulative effect of adopting ASC 606, with the impact primarily related to our treatment of costs to obtain a contract and to a lesser extent, changes to the timing of the recognition of our subscription and non-transaction revenues. We recognized incremental revenue of $5 million for nine months ended September 30, 2018 as a result of the adoption of this standard.

Under ASC 606, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services.

The following table presents our revenue disaggregated by revenue type:

(in millions)	Ratings	Market Intelligence	Platts	Indices	Corporate	Intersegment Elimination [1]	Total

	Three Months Ended September 30, 2018
Subscription	$—	$451	$188	$41	$5	$—	$685
Non-transaction	372	—	—	—	—	(32)	340
Non-subscription / Transaction	328	8	2	—	—	—	338
Asset-linked fees	—	5	—	131	—	—	136
Sales usage-based royalties	—	—	14	33	—	—	47
Total revenue	$700	$464	$204	$205	$5	$(32)	$1,546

Timing of revenue recognition
Services transferred at a point in time	$328	$8	$2	$—	$—	$—	$338
Services transferred over time	372	456	202	205	5	(32)	1,208
Total revenue	$700	$464	$204	$205	$5	$(32)	$1,546

	Nine Months Ended September 30, 2018
Subscription	$—	$1,306	$556	$109	$10	$—	$1,981
Non-transaction	1,129	—	—	—	—	(92)	1,037
Non-subscription / Transaction	1,094	28	8	—	—	—	1,130
Asset-linked fees	—	15	—	396	—	—	411
Sales usage-based royalties	—	—	40	122	—	—	162
Total revenue	$2,223	$1,349	$604	$627	$10	$(92)	$4,721

Timing of revenue recognition
Services transferred at a point in time	$1,094	$28	$8	$—	$—	$—	$1,130
Services transferred over time	1,129	1,321	596	627	10	(92)	3,591
Total revenue	$2,223	$1,349	$604	$627	$10	$(92)	$4,721

(in millions)	Ratings	Market Intelligence	Platts	Indices	Corporate	Intersegment Elimination [1]	Total

	Three Months Ended September 30, 2017 [2]
Subscription	$—	$406	$177	$36	$—	$—	$619
Non-transaction	367	—	—	—	—	(28)	339
Non-subscription / Transaction	372	10	2	—	—	—	384
Asset-linked fees	—	6	—	118	—	—	124
Sales usage-based royalties	—	—	14	33	—	—	47
Total revenue	$739	$422	$193	$187	$—	$(28)	$1,513

Timing of revenue recognition
Services transferred at a point in time	$372	$10	$2	$—	$—	$—	$384
Services transferred over time	367	412	191	187	—	(28)	1,129
Total revenue	$739	$422	$193	$187	$—	$(28)	$1,513

	Nine Months Ended September 30, 2017 [2]
Subscription	$—	$1,189	$523	$104	$—	$—	$1,816
Non-transaction	1,061	—	—	—	—	(81)	980
Non-subscription / Transaction	1,138	32	9	—	—	—	1,179
Asset-linked fees	—	17	—	340	—	—	357
Sales usage-based royalties	—	—	45	98	—	—	143
Total revenue	$2,199	$1,238	$577	$542	$—	$(81)	$4,475

Timing of revenue recognition
Services transferred at a point in time	$1,138	$32	$9	$—	$—	$—	$1,179
Services transferred over time	1,061	1,206	568	542	—	(81)	3,296
Total revenue	$2,199	$1,238	$577	$542	$—	$(81)	$4,475

[1]	Intersegment eliminations mainly consists of a royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings.

[2]
As noted above, amounts for the three and nine months ended September 30, 2017 were not adjusted under the modified retrospective transition method applied to our revenue contracts with customers as of January 1, 2018.

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

Non-transaction revenue

Non-transaction revenue at Ratings is primarily related to surveillance of a credit rating, annual fees for customer relationship-based pricing programs, fees for entity credit ratings and global research and analytics. Non-transaction revenue also includes an intersegment revenue elimination of $32 million and $92 million for the three and nine months ended September 30, 2018, respectively, and $28 million and $81 million for the three and nine months ended September 30, 2017, respectively, mainly consisting of the royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings.

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

Sales usage-based royalties

Sales usage-based royalty revenue at our Indices segment is primarily related to trading based fees from exchange-traded derivatives. Sales and usage-based royalty revenue at our Platts segment is primarily related to licensing of its proprietary market price data and price assessments to commodity exchanges.

For sales usage-based royalty products and services, we provide licenses conveying the right to continuous access to our intellectual property over the contract term, with revenue recognized when the extent of our license’s utilization can be quantified, or more specifically, when trading volumes are known and publicly available to us or when we are notified by our customers. Recognition of revenue of fees tied to trading volumes is subject to the recognition constraint for a usage-based royalty promised by our customers in exchange for the license of our intellectual property, with revenue recognized when trading volumes are known.

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

Contract Assets

Contract assets include unbilled amounts from when the Company transfers service to a customer before a customer pays consideration or before payment is due. As of September 30, 2018 and December 31, 2017, contract assets were $43 million and $17 million, respectively, and are included in accounts receivable in our consolidated balance sheets.

Unearned Revenue

We record unearned revenue when cash payments are received or due in advance of our performance. The decrease in the deferred revenue balance for the three and nine months ended September 30, 2018 is primarily driven by $1.4 billion of revenues recognized that were included in the unearned revenue balance at the beginning of the period, offset by cash payments received or due in advance of satisfying our performance obligations.

Remaining Performance Obligations

Remaining performance obligations represent the transaction price of contracts for work that has not yet been performed. As of September 30, 2018, the aggregate amount of the transaction price allocated to remaining performance obligations was $1.2 billion. We expect to recognize revenue on approximately half and three-quarters of the remaining performance obligations over the next 12 and 24 months, respectively, with the remainder recognized thereafter.

We do not disclose the value of unfulfilled performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts where revenue is a usage-based royalty promised in exchange for a license of intellectual property.

Costs to Obtain a Contract

We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We have determined that certain sales commission programs meet the requirements to be capitalized. Total capitalized costs to obtain a contract were $82 million as of September 30, 2018, and is included in prepaid and other current assets and other non-current assets on our consolidated balance sheets. The asset will be amortized over a period consistent with the transfer to the customer of the goods or services to which the asset relates, calculated based on the customer term and the average life of the products and services underlying the contracts. The expense is recorded within selling and general expenses.

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

The components of other income, net for the three and nine months ended September 30 are as follows:

(in millions)	Three Months		Nine Months
	2018	2017	2018	2017
Other components of net periodic benefit cost	$(8)	$(9)	$(24)	$(26)
Net loss from investments [1]	2	—	2	—
Other income, net	$(6)	$(9)	$(22)	$(26)

[1]
Primarily relates to the change in fair value of CRISIL's investment in Care Ratings Limited ("CARE"). The investment balance of CARE as of September 30, 2018 and December 31, 2017 is $43 million and $54 million, respectively, and is included in non-current assets in our consolidated balance sheets.

2.	Acquisitions and Divestitures

Acquisitions

2018
In August of 2018, we acquired a 5.03% investment in FiscalNote, a technology innovator at the intersection of global business and government that provides advanced, data-driven Issues Management solutions. The investment in FiscalNote is not material to our consolidated financial statements.

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

Divestitures

2018
During the nine months ended September 30, 2018, we did not complete any dispositions.

2017
In April of 2017, we signed a letter of intent to sell our facility at East Windsor, New Jersey. The fixed assets of the facility of $5 million have been classified as held for sale, which is included in prepaid and other current assets in our consolidated balance sheet as of September 30, 2018.

In January of 2017, we completed the sale of Quant House SAS, included in our Market Intelligence segment, to QH Holdco, an independent third party.

3.	Income Taxes

Comprehensive tax legislation, enacted through the Tax Cuts and Jobs Act (“TCJA”) on December 22, 2017, significantly modified U.S. corporate income tax law. Provisional amounts have been recorded in our financial statements based on the Company’s initial analysis of the TCJA. The Company may adjust these amounts in future periods if our interpretation of the TCJA changes or as additional guidance from the U.S. Treasury becomes available. We have elected to recognize the tax on Global Intangible Low Taxed Income (“GILTI”) as a period expense in the year the tax is incurred.

The effective income tax rate was 20.4% and 21.9% for the three and nine months ended September 30, 2018, respectively, and 27.3% and 28.5% for the three and nine months ended September 30, 2017, respectively. The decrease in 2018 was primarily due to the reduction of the U.S. federal corporate tax rate as a result of the enactment of the TCJA.

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

The Company is continuously subject to tax examinations in various jurisdictions. As of September 30, 2018 and December 31, 2017, the total amount of federal, state and local, and foreign unrecognized tax benefits was $152 million and $212 million, respectively, exclusive of interest and penalties. We recognize accrued interest and penalties related to unrecognized tax benefits in interest expense and operating-related expense, respectively. As of September 30, 2018 and December 31, 2017, we had $32 million and $59 million, respectively, of accrued interest and penalties associated with unrecognized tax benefits. The reduction in uncertain tax positions and associated accrued interest relates primarily to settlements with various tax authorities. Based on the current status of income tax audits, we believe that the total amount of unrecognized tax benefits may decrease by approximately $40 million in the next twelve months as a result of the resolution of tax examinations.

4.	Debt

A summary of short-term and long-term debt outstanding is as follows:

(in millions)	September 30, 2018	December 31, 2017
2.5% Senior Notes, due 2018 [1]	$—	$399
3.3% Senior Notes, due 2020 [2]	698	697
4.0% Senior Notes, due 2025 [3]	692	692
4.4% Senior Notes, due 2026 [4]	892	892
2.95% Senior Notes, due 2027 [5]	493	493
6.55% Senior Notes, due 2037 [6]	396	396
4.5% Senior Notes, due 2048 [7]	490	—
Total debt	3,661	3,569
Less: short-term debt including current maturities	—	399
Long-term debt	$3,661	$3,170

[1]	We made a $400 million early repayment of our 2.5% senior notes in June of 2018.

[2]	Interest payments are due semiannually on February 14 and August 14, and as of September 30, 2018, the unamortized debt discount and issuance costs total $2 million.

[3]	Interest payments are due semiannually on June 15 and December 15, and as of September 30, 2018, the unamortized debt discount and issuance costs total $8 million.

[4]	Interest payments are due semiannually on February 15 and August 15, and as of September 30, 2018, the unamortized debt discount and issuance costs total $8 million.

[5]	Interest payments are due semiannually on January 22 and July 22, and as of September 30, 2018, the unamortized debt discount and issuance costs total $7 million.

[6]	Interest payments are due semiannually on May 15 and November 15, and as of September 30, 2018, the unamortized debt discount and issuance costs total $4 million.

[7]	Interest payments are due semiannually on May 15 and November 15, beginning on November 15, 2018, and as of September 30, 2018, the unamortized debt discount and issuance costs total $10 million.

The fair value of our total debt borrowings was $3.8 billion as of September 30, 2018 and December 31, 2017, and was estimated based on quoted market prices.

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

We have the ability to borrow a total of $1.2 billion through our commercial paper program, which is supported by our revolving$1.2 billion five-year credit agreement (our "credit facility") that we entered into on June 30, 2017. This credit facility will terminate on June 30, 2022. As of September 30, 2018 and December 31, 2017, there were no commercial paper borrowings outstanding.

Depending on our corporate credit rating, we pay a commitment fee of 8 to 17.5 basis points for our credit facility, whether or not amounts have been borrowed. We currently pay a commitment fee of 10 basis points. The interest rate on borrowings under our credit facility is, at our option, calculated using rates that are primarily based on either the prevailing London Inter-Bank Offer Rate, the prime rate determined by the administrative agent or the Federal Funds Rate. For certain borrowings under this credit facility, there is also a spread based on our corporate credit rating.

Our credit facility contains certain covenants. The only financial covenant requires that our indebtedness to cash flow ratio, as defined in our credit facility, is not greater than 4 to 1, and this covenant level has never been exceeded.

5.	Derivative Instruments

Our exposure to market risk includes changes in foreign exchange rates. We have operations in foreign countries where the functional currency is primarily the local currency. For international operations that are determined to be extensions of the parent company, the U.S. dollar is the functional currency. We typically have naturally hedged positions in most countries from a local currency perspective with offsetting assets and liabilities. As of September 30, 2018 and December 31, 2017, we have entered into foreign exchange forward contracts to mitigate or hedge the effect of adverse fluctuations in foreign currency exchange rates. Foreign currency forward contracts are recorded at fair value that is based on foreign currency exchange rates in active markets; therefore, we classify these derivative contracts within Level 2 of the fair value hierarchy. We do not enter into any derivative financial instruments for speculative purposes.

Undesignated Derivative Instruments

During the nine months ended September 30, 2018, we entered into foreign exchange forward contracts in order to mitigate the change in fair value of specific assets and liabilities in the consolidated balance sheet. These forward contracts do not qualify for hedge accounting. As of September 30, 2018 the aggregate notional value of these outstanding forward contracts was $85 million. The fair value of these forward contracts are recorded in prepaid and other assets or other current liabilities in the consolidated balance sheet with their corresponding change in fair value recognized in selling and general expenses in the consolidated statement of income. The net loss recorded in selling and general expense for the three and nine months ended September 30, 2018 related to these contracts was $3 million and $15 million, respectively.

Cash Flow Hedges

During the nine months ended September 30, 2018 and the three months ended December 31, 2017, we entered into a series of foreign exchange forward contracts to hedge a portion of the Indian rupee, British pound, and Euro exposures through the third quarter of 2019 and the fourth quarter of 2018, respectively. These contracts are intended to offset the impact of movement of exchange rates on future revenue and operating costs and are scheduled to mature within twelve months. The changes in the fair value of these contracts are initially reported in accumulated other comprehensive loss in our consolidated balance sheet and are subsequently reclassified into revenue and selling and general expenses in the same period that the hedged transaction affects earnings.
As of September 30, 2018, we estimate that $4 million of the net losses related to derivatives designated as cash flow hedges recorded in other comprehensive income (loss) is expected to be reclassified into earnings within the next twelve months. There was no material hedge ineffectiveness for the three and nine months ended September 30, 2018 and 2017. As of September 30, 2018 and September 30, 2017, the aggregate notional value of our outstanding foreign currency forward contracts was $199 million and $133 million, respectively.
The following table provides information on the location and fair value amounts of our cash flow hedges as of September 30, 2018 and December 31, 2017:

(in millions) Balance Sheet Location		September 30, 2018	December 31, 2017
Prepaid and other current assets	Foreign exchange forward contracts	$1	$3
Other current liabilities	Foreign exchange forward contracts	$(7)	$—
The following table provides information on the location and amounts of pre-tax gains (losses) on our cash flow hedges for the periods ended September 30:
Three Months

(in millions)	Gain (Loss) Recognized in Accumulated Other Comprehensive Loss (effective portion)		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (effective portion)	Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (effective portion)
Cash flow hedges - designated as hedging instruments	2018	2017		2018	2017
Foreign exchange forward contracts	$(3)	$3	Revenue, Selling and general expenses	$(2)	$2

Nine Months

(in millions)	Gain (Loss) Recognized in Accumulated Other Comprehensive Loss (effective portion)		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (effective portion)	Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (effective portion)
Cash flow hedges - designated as hedging instruments	2018	2017		2018	2017
Foreign exchange forward contracts	$(6)	$2	Revenue, Selling and general expenses	$(3)	$6
The activity related to the change in unrealized gains (losses) in accumulated other comprehensive loss was as follows for the periods ended September 30:

(in millions)	Three Months		Nine Months
	2018	2017	2018	2017
Net unrealized (losses) gains on cash flow hedges, net of taxes, beginning of period	$(1)	$1	$2	$2
Change in fair value, net of tax	(5)	5	(9)	8
Reclassification into earnings, net of tax	2	(2)	3	(6)
Net unrealized (losses) gains on cash flow hedges, net of taxes, end of period	$(4)	$4	$(4)	$4

6.	Employee Benefits

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

The components of net periodic benefit cost for our retirement plans and postretirement plans for the periods ended September 30 are as follows:

(in millions)	Three Months		Nine Months
	2018	2017	2018	2017
Service cost	$1	$1	$2	$2
Interest cost	18	19	54	56
Expected return on assets	(31)	(32)	(94)	(95)
Amortization of prior service credit / actuarial loss	4	4	13	12
Net periodic benefit cost	$(8)	$(8)	$(25)	$(25)

Net periodic benefit cost related to our postretirement plans reflected in the table above was not material for the three and nine months ended September 30, 2018 and 2017, respectively.

As discussed in our Form 10-K, we changed certain discount rate assumptions for our retirement and postretirement plans and our expected return on assets assumption for our retirement plans, which became effective on January 1, 2018. The effect of the assumption changes on retirement and postretirement expense for the three and nine months ended September 30, 2018 did not have a material impact to our financial position, results of operations or cash flows.

In the first nine months of 2018, we contributed $7 million to our retirement plans and expect to make additional required contributions of approximately $2 million to our retirement plans during the remainder of the year. We may elect to make additional non-required contributions depending on investment performance and the pension plan status in the fourth quarter of 2018.

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

Stock-based compensation for the periods ended September 30 is as follows:

(in millions)	Three Months		Nine Months
	2018	2017	2018	2017
Stock option expense	$1	$1	$3	$2
Restricted stock and unit awards expense	26	23	70	63
Total stock-based compensation expense	$27	$24	$73	$65

During the nine months ended September 30, 2018, the Company granted 0.2 million shares of employee stock options, which had a weighted average grant date value of $128.46 per share based on the lattice-based option-pricing model. The Company also granted 0.7 million shares of restricted stock and unit awards, which had a weighted average grant date fair value of $170.44 per share.

Total unrecognized compensation expense related to unvested stock option awards and unvested restricted stock and unit awards as of September 30, 2018 was $3 million and $99 million, respectively, which is expected to be recognized over a weighted average period of 2.3 years and 2.1 years, respectively.

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

Share repurchases for the periods ended September 30 were as follows:

(in millions, except average price)	Three Months		Nine Months
	2018	2017	2018	2017
Total number of shares purchased [1]	0.7	2.8	5.7	5.4
Average price paid per share [2]	$205.11	$—	$180.94	$133.01
Total cash utilized [3]	$13	$500	$1,113	$846

[1]	The three and nine months ended September 30, 2018 and 2017 include shares received as part of our accelerated share repurchase agreement described in more detail below.

[2]	Average price paid per share information does not include the accelerated share repurchase agreement as discussed in more detail below.

[3]
During the third quarter of 2018, we repurchased shares for approximately $6 million, which settled in October 2018. Cash used for financing activities only reflects those shares which settled during the nine months ended September 30, 2018 resulting in $1,108 million of cash used to repurchase shares.

Our purchased shares may be used for general corporate purposes, including the issuance of shares for stock compensation plans and to offset the dilutive effect of the exercise of employee stock options. As of September 30, 2018, approximately 13.3 million shares remained available under the current share repurchase program which has no expiration date and purchases under this program may be made from time to time on the open market and in private transactions, depending on market conditions.

Accelerated Share Repurchase Agreement

We entered into an accelerated share repurchase ("ASR") agreement with a financial institution on March 6, 2018 to initiate share repurchases aggregating $1 billion. The ASR agreement was structured as an uncapped ASR agreement in which we paid $1 billion and received an initial delivery of approximately 4.5 million shares, representing 85% of the $1 billion at a price equal to the then market price of the Company. We completed the ASR agreement on September 25, 2018 and received an additional 0.6 million shares. We repurchased a total of 5.1 million shares under the ASR agreement for an average purchase price of $197.49 per share. The total number of shares repurchased under the ASR agreement is equal to $1 billion divided by the volume weighted-average share price, less a discount. The repurchased shares are held in Treasury. The ASR agreement was executed under the current share repurchase program, approved by the Board of Directors on December 4, 2013.

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

Noncontrolling interests that do not contain such redemption features are presented in equity.

Changes to redeemable noncontrolling interest during the nine months ended September 30, 2018 were as follows:

(in millions)
Balance as of December 31, 2017	$1,350
Net income attributable to noncontrolling interest	112
Distributions payable to noncontrolling interest	(93)
Redemption value adjustment	116
Balance as of September 30, 2018	$1,485

Accumulated Other Comprehensive Loss

The following table summarizes the changes in the components of accumulated other comprehensive loss for the nine months ended September 30, 2018:

(in millions)	Foreign Currency Translation Adjustment	Pension and Postretirement Benefit Plans		Unrealized Gain (Loss) on Forward Exchange Contracts		Unrealized Gain (Loss) on Investments		Accumulated Other Comprehensive Loss
Balance as of December 31, 2017	$(239)	$(402)		$2		$(10)		$(649)
Other comprehensive income before reclassifications	(54)	(14)		(9)		—		(77)
Reclassifications from accumulated other comprehensive loss to net earnings	—	10	[1]	3	[2]	—		13
Net other comprehensive income	(54)	(4)		(6)		—		(64)
Amounts reclassified to retained income	—	—		—		10	[3]	10
Balance as of September 30, 2018	$(293)	$(406)		$(4)		$—		$(703)

[1]	See Note 6 — Employee Benefits for additional details of items reclassed from accumulated other comprehensive loss to net earnings.

[2]	See Note 5 — Derivative Instruments for additional details of items reclassed from accumulated other comprehensive loss to net earnings.

[3]	On January 1, 2018, the unrealized loss on investments was reclassified to retained income. See Note 13 — Recently Issued or Adopted Accounting Standards for additional details.

The net actuarial loss and prior service credit related to pension and other postretirement benefit plans included in other comprehensive income is net of a tax provision of $2 million for the nine months ended September 30, 2018.

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

The calculation of basic and diluted EPS for the periods ended September 30 is as follows:

(in millions, except per share amounts)	Three Months		Nine Months
	2018	2017	2018	2017
Amounts attributable to S&P Global Inc. common shareholders:
Net income	$495	$414	$1,447	$1,234

Basic weighted-average number of common shares outstanding	251.3	255.5	251.6	257.0
Effect of stock options and other dilutive securities	2.2	2.4	2.1	2.5
Diluted weighted-average number of common shares outstanding	253.5	257.9	253.7	259.5

Earnings per share attributable to S&P Global Inc. common shareholders:
Net income:
Basic	$1.97	$1.62	$5.75	$4.80
Diluted	$1.95	$1.61	$5.70	$4.75

We have certain stock options and restricted performance shares that are potentially excluded from the computation of diluted EPS. The effect of the potential exercise of stock options is excluded when the average market price of our common stock is lower than the exercise price of the related option during the period or when a net loss exists because the effect would have been antidilutive. Additionally, restricted performance shares are excluded because the necessary vesting conditions had not been met or when a net loss exists. For the three and nine months ended September 30, 2018 and 2017, there were no stock options excluded. Restricted performance shares outstanding of 0.8 million and 0.9 million as of September 30, 2018 and 2017, respectively, were excluded.

10.	Restructuring

During 2018 and 2017, we continued to evaluate our cost structure and further identified cost savings associated with streamlining our management structure and our decision to exit non-strategic businesses. Our 2018 and 2017 restructuring plans consisted of a company-wide workforce reduction of approximately 70 and 520 positions, respectively, and are further detailed below. The charges for the restructuring plans are classified as selling and general expenses within the consolidated statements of income and the reserves are included in other current liabilities in the consolidated balance sheets.

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

The initial restructuring charge recorded and the ending reserve balance as of September 30, 2018 by segment is as follows:

	2018 Restructuring Plans		2017 Restructuring Plans
(in millions)	Initial Charge Recorded	Ending Reserve Balance	Initial Charge Recorded	Ending Reserve Balance
Ratings	$—	$—	$25	$10
Market Intelligence	2	2	8	2
Platts	—	—	1	—
Indices	—	—	—	—
Corporate	7	7	10	3
Total	$9	$9	$44	$15

We recorded a pre-tax restructuring charge of $9 million primarily related to employee severance charges for the 2018 restructuring plan during the nine months ended September 30, 2018. The ending reserve balance for the 2017 restructuring plan was $39 million as of December 31, 2017. For the nine months ended September 30, 2018, we have reduced the reserve for the 2017 restructuring plan by $24 million. The reductions primarily related to cash payments for employee severance charges.

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

In April of 2018, we acquired Kensho for approximately $550 million, net of cash acquired, in a mix of cash and stock. The results of Kensho, an operating segment of the Company, are included in Corporate revenue and Corporate Unallocated for financial reporting purposes. See Note 2 — Acquisitions and Divestitures for additional information.

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

A summary of operating results for the periods ended September 30 is as follows:

Revenue	Three Months		Nine Months
(in millions)	2018	2017	2018	2017
Ratings	$700	$739	$2,223	$2,199
Market Intelligence	464	422	1,349	1,238
Platts	204	193	604	577
Indices	205	187	627	542
Corporate	5	—	10	—
Intersegment elimination [1]	(32)	(28)	(92)	(81)
Total revenue	$1,546	$1,513	$4,721	$4,475

Operating Profit	Three Months		Nine Months
(in millions)	2018	2017	2018	2017
Ratings [2]	$395	$375	$1,173	$1,144
Market Intelligence [3]	148	123	388	339
Platts [4]	98	84	285	245
Indices [5]	134	119	416	352
Total reportable segments	775	701	2,262	2,080
Corporate Unallocated [6]	(71)	(52)	(176)	(124)
Total operating profit	$704	$649	$2,086	$1,956

[1]	Revenue for Ratings and expenses for Market Intelligence include an intersegment royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings.

[2]
Operating profit includes legal settlement expenses of $73 million for the nine months ended September 30, 2018. Operating profit includes employee severance charges of $15 million for the three and nine months ended September 30, 2017 and legal settlement expenses of $2 million for the nine months ended September 30, 2017. Operating profit also includes amortization of intangibles from acquisitions of $1 million for the three months ended September 30, 2018 and 2017 and $2 million and $3 million for the nine months ended September 30, 2018 and 2017, respectively.

[3]
Operating profit includes restructuring charges related to a business disposition and employee severance charges of $2 million for the three and nine months ended September 30, 2018. Operating profit includes a non-cash disposition-related adjustment of $4 million and employee severance charges of $4 million for the nine months ended September 30, 2017. Operating profit includes amortization of intangibles from acquisitions of $18 million and $17 million for the three months ended September 30, 2018 and 2017, respectively, and $54 million and $52 million for the nine months ended September 30, 2018 and 2017, respectively.

[4]
Operating profit includes amortization of intangibles from acquisitions of $4 million and $5 million for the three months ended September 30, 2018 and 2017, respectively, and $13 million for the nine months ended September 30, 2018 and 2017. Operating profit includes a non-cash acquisition-related adjustment of $11 million, a charge to exit a leased facility of $6 million, an asset write-off of $2 million, and employee severance charges of $1 million for the nine months ended September 30, 2017.

[5]
Operating profit includes amortization of intangibles from acquisitions of $2 million and $1 million for the three months ended September 30, 2018 and 2017, respectively, and $5 million and $4 million for the nine months ended September 30, 2018 and 2017, respectively.

[6]
Operating loss for the three and nine months months ended September 30, 2018 includes Kensho retention related expense of $11 million and $23 million, respectively, lease impairments of $11 million and employee severance charges of $7 million. Operating loss also includes amortization of intangibles from acquisitions of $8 million and $17 million for the three and nine months ended September 30, 2018, respectively. Operating loss for the three and nine months ended September 30, 2017 includes employee severance charges of $4 million.

The following provides revenue by geographic region for the periods ended September 30:

(in millions)	Three Months		Nine Months
	2018	2017	2018	2017
U.S.	$932	$914	$2,843	$2,726
European region	380	361	1,164	1,068
Asia	160	157	475	432
Rest of the world	74	81	239	249
Total	$1,546	$1,513	$4,721	$4,475
See Note 2 — Acquisitions and Divestitures and Note 10 — Restructuring for additional actions that impacted the segment operating results.

12.	Commitments and Contingencies

Related Party Agreements

In March of 2018, the Company made a $20 million contribution to the S&P Global Foundation.

In June of 2012, we entered into a license agreement (the "License Agreement") with the holder of S&P Dow Jones Indices LLC noncontrolling interest, CME Group, which replaced the 2005 license agreement between Indices and CME Group. Under the terms of the License Agreement, S&P Dow Jones Indices LLC receives a share of the profits from the trading and clearing of CME Group's equity index products. During the three and nine months ended September 30, 2018, S&P Dow Jones Indices LLC earned $28 million and $82 million, respectively, of revenue under the terms of the License Agreement. During the three and nine months ended September 30, 2017, S&P Dow Jones Indices LLC earned $18 million and $56 million, respectively, of revenue under the terms of the License Agreement. The entire amount of this revenue is included in our consolidated statement of income and the portion related to the 27% noncontrolling interest is removed in net income attributable to noncontrolling interests.

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

S&P Global Ratings

In the second quarter the Company entered into an agreement to settle certain civil cases in Australia against the Company and certain of its subsidiaries relating to alleged investment losses in collateralized debt obligations rated by S&P Global Ratings. The settlement was approved by the court in August 2018.

13. Recently Issued or Adopted Accounting Standards

In August of 2018, FASB issued guidance to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The guidance is effective for reporting periods beginning after December 15, 2019; however early adoption is permitted. We are currently evaluating the impact of this guidance on our consolidated financial statements.

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

In February of 2016, the FASB issued guidance that amends the accounting for leases. Under the new guidance, a lessee will now recognize a "right of use" asset with an offsetting lease liability, with expenses recognized similar to current lease accounting. The guidance is effective for reporting periods beginning after December 15, 2018 with early adoption permitted. In July of 2018, the FASB issued a subsequent update providing entities an additional transition method to adopt the new lease standard, allowing entities to adopt the standard prospectively without restating prior period’s financial statements. We expect to elect this transition method upon adoption on January 1, 2019. We have also elected to apply the “package” of practical expedients permitting entities to forgo reassessment of (1) the lease classification of expired or existing leases, (2) whether any expired or existing contracts contain leases, and (3) the accounting for initial direct costs of existing leases.

As part of our implementation plan, we are in the process of executing a number of workflows including a qualitative and quantitative accounting analysis of our significant lease agreements in the construct of the new standard, and have refined our processes, procedures, and controls to capture the complete population of our leases. In addition we selected and are in the process of implementing a third party software solution that will systematically capture, process, and record both the initial and ongoing financial statement impact of the new standard.  Our preliminary quantitative analysis of the financial statement impact indicates the adoption of the new standard will have a material impact on our consolidated balance sheet; however, we do not expect that the standard will have a material impact on our consolidated statements of income or cash flows.

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

	Statement of Income
	Three Months Ended September 30, 2018
	(Unaudited)
(in millions)	S&P Global Inc.	Standard & Poor's Financial Services LLC	Non-Guarantor Subsidiaries	Eliminations	S&P Global Inc. Consolidated
Revenue	$196	$422	$967	$(39)	$1,546
Expenses:
Operating-related expenses	26	110	309	(39)	406
Selling and general expenses	42	79	262	—	383
Depreciation	9	2	9	—	20
Amortization of intangibles	—	—	33	—	33
Total expenses	77	191	613	(39)	842
Operating profit	119	231	354	—	704
Other income, net	(5)	—	(1)	—	(6)
Interest expense (income), net	39	1	(2)	—	38
Non-operating intercompany transactions	90	(11)	(83)	4	—
Income before taxes on income	(5)	241	440	(4)	672
(Benefit) provision for taxes on income	(65)	94	108	—	137
Equity in net income of subsidiaries	440	—	—	(440)	—
Net income	$500	$147	$332	$(444)	$535
Less: net income attributable to noncontrolling interests	—	—	—	(40)	(40)
Net income attributable to S&P Global Inc.	$500	$147	$332	$(484)	$495
Comprehensive income	$490	$147	$341	$(441)	$537

	Statement of Income
	Nine Months Ended September 30, 2018
	(Unaudited)
(in millions)	S&P Global Inc.	Standard & Poor's Financial Services LLC	Non-Guarantor Subsidiaries	Eliminations	S&P Global Inc. Consolidated
Revenue	$587	$1,318	$2,929	$(113)	$4,721
Expenses:
Operating-related expenses	108	333	962	(113)	1,290
Selling and general expenses	149	222	823	—	1,194
Depreciation	24	6	30	—	60
Amortization of intangibles	—	—	91	—	91
Total expenses	281	561	1,906	(113)	2,635
Operating profit	306	757	1,023	—	2,086
Other income, net	(21)	—	(1)	—	(22)
Interest expense (income), net	105	2	(9)	—	98
Non-operating intercompany transactions	277	(54)	(1,538)	1,315	—
Income before taxes on income	(55)	809	2,571	(1,315)	2,010
(Benefit) provision for taxes on income	(52)	240	252	—	440
Equity in net income of subsidiaries	2,804	—	—	(2,804)	—
Net income	$2,801	$569	$2,319	$(4,119)	$1,570
Less: net income attributable to noncontrolling interests	—	—	—	(123)	(123)
Net income attributable to S&P Global Inc.	$2,801	$569	$2,319	$(4,242)	$1,447
Comprehensive income	$2,781	$569	$2,274	$(4,118)	$1,506

	Statement of Income
	Three Months Ended September 30, 2017
	(Unaudited)
(in millions)	S&P Global Inc.	Standard & Poor's Financial Services LLC	Non-Guarantor Subsidiaries	Eliminations	S&P Global Inc. Consolidated
Revenue	$184	$435	$929	$(35)	$1,513
Expenses:
Operating-related expenses	6	124	324	(35)	419
Selling and general expenses	70	101	228	—	399
Depreciation	9	3	10	—	22
Amortization of intangibles	—	—	24	—	24
Total expenses	85	228	586	(35)	864
Operating profit	99	207	343	—	649
Other income, net	(6)	—	(3)	—	(9)
Interest expense (income), net	41	—	(4)	—	37
Non-operating intercompany transactions	91	(13)	(91)	13	—
Income before taxes on income	(27)	220	441	(13)	621
(Benefit) provision for taxes on income	(45)	107	107	—	169
Equity in net income of subsidiaries	409	—	—	(409)	—
Net income	$427	$113	$334	$(422)	$452
Less: net income attributable to noncontrolling interests	—	—	—	(38)	(38)
Net income attributable to S&P Global Inc.	$427	$113	$334	$(460)	$414
Comprehensive income	$405	$113	$382	$(427)	$473

	Statement of Income
	Nine Months Ended September 30, 2017
	(Unaudited)
(in millions)	S&P Global Inc.	Standard & Poor's Financial Services LLC	Non-Guarantor Subsidiaries	Eliminations	S&P Global Inc. Consolidated
Revenue	$545	$1,320	$2,712	$(102)	$4,475
Expenses:
Operating-related expenses	58	359	947	(102)	1,262
Selling and general expenses	146	273	704	—	1,123
Depreciation	23	9	29	—	61
Amortization of intangibles	—	—	73	—	73
Total expenses	227	641	1,753	(102)	2,519
Operating profit	318	679	959	—	1,956
Other income, net	(18)	—	(8)	—	(26)
Interest expense (income), net	119	—	(9)	—	110
Non-operating intercompany transactions	270	(55)	(1,717)	1,502	—
Income before taxes on income	(53)	734	2,693	(1,502)	1,872
(Benefit) provision for taxes on income	(91)	325	299	—	533
Equity in net income of subsidiaries	2,697	—	—	(2,697)	—
Net income	$2,735	$409	$2,394	$(4,199)	$1,339
Less: net income attributable to noncontrolling interests	—	—	—	(105)	(105)
Net income attributable to S&P Global Inc.	$2,735	$409	$2,394	$(4,304)	$1,234
Comprehensive income	$2,724	$409	$2,500	$(4,199)	$1,434

	Balance Sheet
	September 30, 2018
	(Unaudited)
(in millions)	S&P Global Inc.	Standard & Poor's Financial Services LLC	Non-Guarantor Subsidiaries	Eliminations	S&P Global Inc. Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$891	$—	$1,267	$—	$2,158
Restricted cash	—	—	45	—	45
Accounts receivable, net of allowance for doubtful accounts	128	166	943	—	1,237
Intercompany receivable	567	1,929	2,819	(5,315)	—
Prepaid and other current assets	86	(3)	105	—	188
Total current assets	1,672	2,092	5,179	(5,315)	3,628
Property and equipment, net of accumulated depreciation	192	—	83	—	275
Goodwill	261	—	3,274	9	3,544
Other intangible assets, net	—	—	1,420	—	1,420
Investments in subsidiaries	7,971	6	7,997	(15,974)	—
Intercompany loans receivable	124	—	1,771	(1,895)	—
Other non-current assets	226	44	246	—	516
Total assets	$10,446	$2,142	$19,970	$(23,175)	$9,383
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$81	$18	$95	$—	$194
Intercompany payable	4,168	55	1,092	(5,315)	—
Accrued compensation and contributions to retirement plans	112	35	160	—	307
Income taxes currently payable	9	—	83	—	92
Unearned revenue	272	242	1,062	—	1,576
Other current liabilities	192	12	144	—	348
Total current liabilities	4,834	362	2,636	(5,315)	2,517
Long-term debt	3,661	—	—	—	3,661
Intercompany loans payable	109	—	1,786	(1,895)	—
Pension and other postretirement benefits	176	—	49	—	225
Other non-current liabilities	210	60	267	—	537
Total liabilities	8,990	422	4,738	(7,210)	6,940
Redeemable noncontrolling interest	—	—	—	1,485	1,485
Equity:
Common stock	412	—	2,275	(2,275)	412
Additional paid-in capital	155	614	10,223	(10,095)	897
Retained income	11,882	1,106	3,209	(5,194)	11,003
Accumulated other comprehensive loss	(290)	—	(461)	48	(703)
Less: common stock in treasury	(10,703)	—	(15)	14	(10,704)
Total equity - controlling interests	1,456	1,720	15,231	(17,502)	905
Total equity - noncontrolling interests	—	—	1	52	53
Total equity	1,456	1,720	15,232	(17,450)	958
Total liabilities and equity	$10,446	$2,142	$19,970	$(23,175)	$9,383

	Balance Sheet
	December 31, 2017
(in millions)	S&P Global Inc.	Standard & Poor's Financial Services LLC	Non-Guarantor Subsidiaries	Eliminations	S&P Global Inc. Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$632	$—	$2,145	$—	$2,777
Restricted cash	—	—	2	—	2
Accounts receivable, net of allowance for doubtful accounts	138	152	1,029	—	1,319
Intercompany receivable	768	1,784	2,527	(5,079)	—
Prepaid and other current assets	143	(3)	86	—	226
Total current assets	1,681	1,933	5,789	(5,079)	4,324
Property and equipment, net of accumulated depreciation	158	10	107	—	275
Goodwill	261	—	2,719	9	2,989
Other intangible assets, net	—	—	1,388	—	1,388
Investments in subsidiaries	8,364	5	8,028	(16,397)	—
Intercompany loans receivable	116	—	1,699	(1,815)	—
Other non-current assets	215	61	174	(1)	449
Total assets	$10,795	$2,009	$19,904	$(23,283)	$9,425
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$79	$23	$93	$—	$195
Intercompany payable	3,433	492	1,154	(5,079)	—
Accrued compensation and contributions to retirement plans	145	86	241	—	472
Short-term debt	399	—	—	—	399
Income taxes currently payable	2	—	75	—	77
Unearned revenue	293	193	1,127	—	1,613
Accrued legal settlements	—	2	105	—	107
Other current liabilities	136	21	194	—	351
Total current liabilities	4,487	817	2,989	(5,079)	3,214
Long-term debt	3,170	—	—	—	3,170
Intercompany loans payable	101	—	1,715	(1,816)	—
Pension and other postretirement benefits	180	—	64	—	244
Other non-current liabilities	376	74	229	—	679
Total liabilities	8,314	891	4,997	(6,895)	7,307
Redeemable noncontrolling interest	—	—	—	1,350	1,350
Equity:
Common stock	412	—	2,318	(2,318)	412
Additional paid-in capital	(216)	602	9,256	(9,117)	525
Retained income	12,156	516	3,782	(6,429)	10,025
Accumulated other comprehensive loss	(269)	—	(426)	46	(649)
Less: common stock in treasury	(9,602)	—	(23)	23	(9,602)
Total equity - controlling interests	2,481	1,118	14,907	(17,795)	711
Total equity - noncontrolling interests	—	—	—	57	57
Total equity	2,481	1,118	14,907	(17,738)	768
Total liabilities and equity	$10,795	$2,009	$19,904	$(23,283)	$9,425

	Statement of Cash Flows
	Nine Months Ended September 30, 2018
	(Unaudited)
(in millions)	S&P Global Inc.	Standard & Poor's Financial Services LLC	Non-Guarantor Subsidiaries	Eliminations	S&P Global Inc. Consolidated
Operating Activities:
Net income	$2,801	$569	$2,319	$(4,119)	$1,570
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	24	6	30	—	60
Amortization of intangibles	—	—	91	—	91
Provision for losses on accounts receivable	1	1	14	—	16
Stock-based compensation	21	12	40	—	73
Other	33	—	8		41
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	10	(15)	67		62
Prepaid and other current assets	(11)	1	11	—	1
Accounts payable and accrued expenses	(31)	(58)	(78)		(167)
Unearned revenue	(20)	23	(75)		(72)
Accrued legal settlements	—	—	(180)	—	(180)
Other current liabilities	(15)	(8)	5		(18)
Net change in prepaid/accrued income taxes	51	2	9	—	62
Net change in other assets and liabilities	(123)	23	(38)		(138)
Cash provided by operating activities	2,741	556	2,223	(4,119)	1,401
Investing Activities:
Capital expenditures	(63)	(14)	(11)	—	(88)
Acquisitions, net of cash acquired	—	—	(263)	—	(263)
Changes in short-term investments	—	—	5	—	5
Cash used for investing activities	(63)	(14)	(269)	—	(346)
Financing Activities:
Proceeds from issuance of senior notes, net	489	—	—	—	489
Payments on senior notes	(403)	—	—	—	(403)
Dividends paid to shareholders	(379)	—	—	—	(379)
Distributions to noncontrolling interest holders	—	—	(116)	—	(116)
Purchase of CRISIL shares	—	—	(25)	—	(25)
Repurchase of treasury shares	(1,108)	—	—	—	(1,108)
Exercise of stock options	18	—	6	—	24
Employee withholding tax on share-based payments	(61)	—	—	—	(61)
Intercompany financing activities	(961)	(542)	(2,616)	4,119	—
Cash used for financing activities	(2,405)	(542)	(2,751)	4,119	(1,579)
Effect of exchange rate changes on cash from continuing operations	(14)	—	(38)	—	(52)
Net change in cash, cash equivalents, and restricted cash	259	—	(835)	—	(576)
Cash, cash equivalents, and restricted cash at beginning of period	632	—	2,147	—	2,779
Cash, cash equivalents, and restricted cash at end of period	$891	$—	$1,312	$—	$2,203

	Statement of Cash Flows
	Nine Months Ended September 30, 2017
	(Unaudited)
(in millions)	S&P Global Inc.	Standard & Poor's Financial Services LLC	Non-Guarantor Subsidiaries	Eliminations	S&P Global Inc. Consolidated
Operating Activities:
Net income	$2,735	$409	$2,394	$(4,199)	$1,339
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	24	9	28	—	61
Amortization of intangibles	—	—	73	—	73
Provision for losses on accounts receivable	1	2	14	—	17
Stock-based compensation	23	15	27	—	65
Other	27	15	—	—	42
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	(2)	(73)	11	—	(64)
Prepaid and other current assets	(8)	2	9	—	3
Accounts payable and accrued expenses	(19)	56	(87)	—	(50)
Unearned revenue	14	17	(138)	—	(107)
Accrued legal settlements	—	(1)	(3)	—	(4)
Other current liabilities	(42)	(11)	(41)	—	(94)
Net change in prepaid/accrued income taxes	(27)	(18)	3	—	(42)
Net change in other assets and liabilities	(42)	(5)	11	—	(36)
Cash provided by operating activities	2,684	417	2,301	(4,199)	1,203
Investing Activities:
Capital expenditures	(34)	(17)	(26)	—	(77)
Acquisitions, net of cash acquired	—	—	(80)	—	(80)
Proceeds from dispositions	—	—	2	—	2
Cash used for investing activities	(34)	(17)	(104)	—	(155)
Financing Activities:
Dividends paid to shareholders	(316)	—	—	—	(316)
Distributions to noncontrolling interest holders	—	—	(69)	—	(69)
Repurchase of treasury shares	(846)	—	—	—	(846)
Exercise of stock options	63	—	6	—	69
Employee withholding tax on share-based payments	(49)	—	—	—	(49)
Intercompany financing activities	(1,960)	(400)	(1,839)	4,199	—
Cash used for financing activities	(3,108)	(400)	(1,902)	4,199	(1,211)
Effect of exchange rate changes on cash from continuing operations	(10)	—	93	—	83
Net change in cash, cash equivalents, and restricted cash	(468)	—	388	—	(80)
Cash, cash equivalents, and restricted cash at beginning of period	711	—	1,681	—	2,392
Cash, cash equivalents, and restricted cash at end of period	$243	$—	$2,069	$—	$2,312

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

The following Management's Discussion and Analysis (“MD&A”) provides a narrative of the results of operations and financial condition of S&P Global Inc. (together with its consolidated subsidiaries, "S&P Global," the “Company,” “we,” “us” or “our”) for the three and nine months ended September 30, 2018. The MD&A should be read in conjunction with the consolidated financial statements, accompanying notes and MD&A included in our Form 10-K for the year ended December 31, 2017 (our “Form 10-K”), which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The MD&A includes the following sections:

•	Overview

•	Results of Operations — Comparing the Three and Nine Months Ended September 30, 2018 and 2017

•	Liquidity and Capital Resources

•	Reconciliation of Non-GAAP Financial Information

•	Critical Accounting Estimates

•	Recently Issued or Adopted Accounting Standards

•	Forward-Looking Statements

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
In April of 2018, we acquired Kensho Technologies Inc. ("Kensho") for approximately $550 million, net of cash acquired, in a mix of cash and stock. The results of Kensho, an operating segment of the Company, are included in Corporate revenue and Corporate Unallocated for financial reporting purposes. See Note 2 — Acquisitions and Divestitures and Note 11 — Segment and Related Information to the consolidated financial statements of this Form 10-Q for further discussion.
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
Key results for the periods ended September 30 are as follows:

(in millions, except per share amounts)	Three Months			Nine Months
	2018	2017	% Change [1]	2018	2017	% Change [1]
Revenue	$1,546	$1,513	2%	$4,721	$4,475	6%
Operating profit [2]	$704	$649	8%	$2,086	$1,956	7%
Operating margin %	46%	43%		44%	44%
Diluted earnings per share from net income	$1.95	$1.61	22%	$5.70	$4.75	20%

[1]	% changes in the tables throughout the MD&A are calculated off of the actual number, not the rounded number presented.

[2]
Operating profit for the three and nine months ended September 30, 2018 includes Kensho retention related expense of $11 million and $23 million, respectively, restructuring charges related to a business disposition and employee severance charges of $9 million, and lease impairments of $11 million. Operating profit for the nine months ended September 30, 2018 includes legal settlement expenses of $73 million. Operating profit for the three and nine months ended September 30, 2017 includes employee severance charges of $19 million and $24 million, respectively. Operating profit for the nine months ended September 30, 2017 includes a charge to exit a leased facility of $6 million, an asset write-off of $2 million, non-cash acquisition and disposition-related adjustments of $15 million, and legal settlement expenses of $2 million. Operating profit also includes amortization of intangibles from acquisitions of $33 million and $91 million for the three and nine months ended September 30, 2018, respectively, and $24 million and $73 million for the three and nine months ended September 30, 2017, respectively.

Three Months

Revenue increased 2%, with a 1 percentage point favorable impact from recent acquisitions and a 1 percentage point unfavorable impact from foreign exchange rates. Revenue growth was driven by increases at Market Intelligence, Indices and Platts, partially offset by a decrease at Ratings. The increase at Market Intelligence was driven by annualized contract value growth in the Market Intelligence Desktop and Global Risk Services products. Revenue growth at Indices was driven by higher levels of assets under management for exchange traded funds ("ETFs") and mutual funds. The increase at Platts was due to continued demand for market data and price assessment products. These increases were partially offset by a decrease at Ratings driven by lower corporate bond ratings revenue and bank loan ratings revenue.

Operating profit increased 8%, with a 2 percentage point favorable impact from foreign exchange rates. Excluding the unfavorable impact of Kensho retention related expense in 2018 of 1percentage point, lease impairment charges in 2018 of 1 percentage point, higher deal-related amortization in 2018 of 1 percentage point, partially offset by the favorable impact of higher employee severance charges in 2017 of 1 percentage point, operating profit increased 11%. The increase was primarily due to revenue growth at Market Intelligence, Indices and Platts and decreased compensation costs at Ratings primarily driven by reduced incentive costs as well as the decreased headcount from attrition and prior year restructuring actions. Additionally, operating profit was favorably impacted by a reduction in vacant space, technology spend and professional fees at Corporate. These increases were partially offset by increased expenses at Market Intelligence due to an increase in cost of sales as a result of royalties tied to annualized contract value growth and increased data costs, and higher compensation costs driven by annual merit increases and additional headcount.

Nine Months

Revenue increased 6%, with a 1 percentage point favorable impact from recent acquisitions and a 1 percentage point favorable impact from foreign exchange rates. Revenue growth was driven by increases at all of our reportable segments. Revenue growth at Market Intelligence was driven by annualized contract value growth in the Market Intelligence Desktop and Global Risk Services products. Revenue growth at Indices was driven by higher volumes for exchange-traded derivatives and higher levels of assets under management for ETFs and mutual funds. The increase at Platts was due to continued demand for market data and price assessment products. Revenue growth at Ratings was due to an increase in non-transaction revenue due to an increase in surveillance fees, higher entity credit ratings revenue and an increase in Ratings Evaluation Service activity.

Operating profit increased 7%, with a 3 percentage point favorable impact from foreign exchange rates. Excluding the unfavorable impact of higher legal settlement expenses in 2018 of 3 percentage points, Kensho retention related expense in 2018 of 1 percentage point, and higher deal-related amortization in 2018 of 1 percentage point, partially offset by the favorable impact of non-cash acquisition and disposition-related adjustments in 2017 of 1 percentage point and higher employee severance charges in 2017 of 1 percentage point, operating profit increased 10%. The increase was primarily due to revenue growth at all of our reportable segments and decreased compensation costs at Ratings primarily driven by reduced incentive costs as well as the decreased headcount from attrition and prior year restructuring actions. These increases were partially offset by increased expenses at Market Intelligence due to an increase in cost of sales as a result of royalties tied to annualized contract value growth and increased data costs, and higher compensation costs driven by annual merit increases and additional headcount.

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

RESULTS OF OPERATIONS — COMPARING THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

Consolidated Review

(in millions)	Three Months			Nine Months
	2018	2017	% Change	2018	2017	% Change
Revenue	$1,546	$1,513	2%	$4,721	$4,475	6%
Total Expenses:
Operating-related expenses	406	419	(3)%	1,290	1,262	2%
Selling and general expenses	383	399	(4)%	1,194	1,123	6%
Depreciation and amortization	53	46	18%	151	134	13%
Total expenses	842	864	(3)%	2,635	2,519	5%
Operating profit	704	649	8%	2,086	1,956	7%
Other income, net	(6)	(9)	(25)%	(22)	(26)	(16)%
Interest expense, net	38	37	3%	98	110	(11)%
Provision for taxes on income	137	169	(19)%	440	533	(17)%
Net income	535	452	18%	1,570	1,339	17%
Less: net income attributable to noncontrolling interests	(40)	(38)	(6)%	(123)	(105)	(17)%
Net income attributable to S&P Global Inc.	$495	$414	20%	$1,447	$1,234	17%

Revenue

The following table provides consolidated revenue information for the periods ended September 30:

(in millions)	Three Months			Nine Months
	2018	2017	% Change	2018	2017	% Change
Revenue	$1,546	$1,513	2%	$4,721	$4,475	6%

Subscription revenue	$685	$619	11%	$1,981	$1,816	9%
Non-transaction revenue	340	339	—%	1,037	980	6%
Non-subscription / transaction revenue	338	384	(12)%	1,130	1,179	(4)%
Asset-linked fees	136	124	9%	411	357	15%
Sales usage-based royalties	47	47	(1)%	162	143	14%

% of total revenue:
Subscription revenue	44%	41%		42%	41%
Non-transaction revenue	22%	23%		22%	22%
Non-subscription / transaction revenue	22%	25%		24%	26%
Asset-linked fees	9%	8%		9%	8%
Sales usage-based royalties	3%	3%		3%	3%

U.S. revenue	$932	$914	2%	$2,843	$2,726	4%
International revenue:
European region	380	361	5%	1,164	1,068	9%
Asia	160	157	2%	475	432	10%
Rest of the world	74	81	(9)%	239	249	(4)%
Total international revenue	$614	$599	2%	$1,878	$1,749	7%
% of total revenue:
U.S. revenue	60%	60%		60%	61%
International revenue	40%	40%		40%	39%

Three Months

Subscription revenue increased primarily from growth in Market Intelligence's average contract values and continued demand for Platt's proprietary content. Higher data subscription revenue at Indices also contributed to subscription revenue growth. Non-transaction revenue increased slightly at Ratings primarily due to an increase in surveillance fees and royalty revenue, partially offset by a decline in Ratings Evaluation Service ("RES") activity. Non-subscription / transaction revenue decreased driven by a decline in corporate bond ratings revenue and bank loan ratings revenue at Ratings. Asset-linked fees increased primarily due to the impact of higher levels of assets under management for ETFs and mutual funds at Indices. See “Segment Review” below for further information.

The unfavorable impact of foreign exchange rates reduced revenue by 1 percentage point. This impact refers to constant currency comparisons estimated by recalculating current year results of foreign operations using the average exchange rate from the prior year.

Nine Months

Subscription revenue increased primarily from growth in Market Intelligence's average contract values and continued demand for Platt's proprietary content. Non-transaction revenue grew at Ratings primarily due to an increase in surveillance fees, higher entity credit ratings revenue and an increase in RES activity. Non-subscription / transaction revenue decreased as a decline in corporate bond ratings revenue was partially offset by an increase in structured finance revenue and bank loan ratings revenue at Ratings. Asset-linked fees increased primarily due to the impact of higher levels of assets under management for ETFs and mutual funds at Indices. Sales usage-based royalties increased primarily driven by higher volumes for exchange-traded derivatives at Indices. See “Segment Review” below for further information.

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

Total Expenses

The following tables provide an analysis by segment of our operating-related expenses and selling and general expenses for the periods ended September 30:

Three Months

(in millions)	2018		2017		% Change
	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses
Ratings [1]	$191	$106	$215	$140	(11)%	(24)%
Market Intelligence [2]	159	133	152	121	4%	10%
Platts	54	45	52	52	4%	(12)%
Indices	26	42	28	37	(6)%	11%
Intersegment eliminations [3]	(32)	—	(28)	—	(15)%	N/M
Total segments	398	326	419	350	(5)%	(7)%
Corporate Unallocated expense [4]	8	57	—	49	N/M	15%
Total	$406	$383	$419	$399	(3)%	(4)%
N/M - not meaningful

[1]	In 2017, selling and general expenses include employee severance charges of $15 million.

[2]	In 2018, selling and general expenses include restructuring charges related to a business disposition and employee severance charges of $2 million.

[3]	Intersegment eliminations relate to a royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings.

[4]
In 2018, selling and general expenses include Kensho retention related expense of $11 million, lease impairments of $11 million, and employee severance charges of $7 million. In 2017, selling and general expenses include employee severance charges of $4 million.

Operating-Related Expenses

Operating-related expenses decreased 3% due to decreased compensation costs at Ratings primarily driven by reduced incentive costs as well as the decreased headcount from attrition and prior year restructuring actions. This decrease was partially offset by an increase at Market Intelligence primarily due to an increase in cost of sales as a result of royalties tied to annualized contract value growth and increased data costs, and higher compensation costs related to annual merit increases and additional headcount. Additionally, operating-related expenses increased due to the acquisition of Kensho in April of 2018.

Intersegment eliminations primarily relate to a royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings.

Selling and General Expenses

Selling and general expenses decreased 4%. Excluding the unfavorable impact of Kensho retention related expense in 2018 of 3 percentage points and lease impairment charges in 2018 of 3 percentage points, partially offset by the favorable impact of higher employee severance charges in 2017 of 3 percentage points, selling and general expenses decreased 7%. This decrease was primarily driven by decreased compensation costs at Ratings primarily driven by reduced incentive costs as well as the decreased headcount from attrition and prior year restructuring actions, partially offset by higher compensation costs at Market Intelligence and Indices. Additionally, selling and general expenses increased due to the acquisition of Kensho in April of 2018.

Depreciation and Amortization

Depreciation and amortization increased 18% compared to the third quarter of 2017 due to an increase in amortization expense primarily related to the acquisition of Kensho in April of 2018.

Nine Months

(in millions)	2018		2017		% Change
	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses
Ratings [1]	$623	$403	$641	$388	(3)%	4%
Market Intelligence [2]	500	388	462	360	8%	8%
Platts [3]	169	132	165	151	3%	(13)%
Indices	75	126	75	107	—%	18%
Intersegment eliminations [4]	(92)	—	(81)	—	(14)%	N/M
Total segments	1,275	1,049	1,262	1,006	1%	4%
Corporate Unallocated expense [5]	15	145	—	117	N/M	23%
Total	$1,290	$1,194	$1,262	$1,123	2%	6%
N/M - not meaningful

[1]
In 2018, selling and general expenses include legal settlement expenses of $73 million. In 2017, selling and general expenses include employee severance charges of $15 million and legal settlement expenses of $2 million.

[2]
In 2018, selling and general expenses include restructuring charges related to a business disposition and employee severance charges of $2 million. In 2017, selling and general expenses include a non-cash disposition-related adjustment of $4 million and employee severance charges of $4 million.

[3]
In 2017, selling and general expenses include a non-cash acquisition-related adjustment of $11 million, a charge to exit a leased facility of $6 million, an asset write-off of $2 million and employee severance charges of $1 million.

[4]	Intersegment eliminations relate to a royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings.

[5]
In 2018, selling and general expenses include Kensho retention related expense of $23 million, lease impairments of $11 million, and employee severance charges of $7 million. In 2017, selling and general expenses include employee severance charges of $4 million.

Operating-Related Expenses

Operating-related expenses increased 2% driven by increases at Market Intelligence due to an increase in cost of sales as a result of royalties tied to annualized contract value growth and increased data costs, and higher compensation costs related to annual merit increases and additional headcount. This increase was partially offset by decreased compensation costs at Ratings primarily driven by reduced incentive costs as well as the decreased headcount from attrition and prior year restructuring actions. Additionally, operating-related expenses increased due to the acquisition of Kensho in April of 2018.

Intersegment eliminations primarily relate to a royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings.

Selling and General Expenses

Selling and general expenses increased 6%. Excluding the unfavorable impact of higher legal settlement expenses in 2018 of 6 percentage points, Kensho retention related expense in 2018 of 2 percentage points and lease impairment charges of 1 percentage point, partially offset by the favorable impact of higher employee severance charges in 2017 of 2 percentage points, non-cash acquisition and disposition-related adjustments in 2017 of 1 percentage point and a charge to exit a leased facility in 2017 of 1 percentage point, selling and general expenses increased 1%. The increase is due to higher compensation costs at Market Intelligence and Indices and increased expenses due to the acquisition of Kensho in April of 2018, partially offset by decreased compensation costs at Ratings primarily driven by reduced incentive costs as well as the decreased headcount from attrition and prior year restructuring actions.

Depreciation and Amortization

Depreciation and amortization increased 13% compared to the first nine months of 2017 due to an increase in amortization expense primarily related to the acquisition of Kensho in April of 2018.

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
The table below reconciles segment operating profit to total operating profit for the periods ended September 30:

Three Months

(in millions)	2018	2017	% Change
Ratings [1]	$395	$375	6%
Market Intelligence [2]	148	123	20%
Platts [3]	98	84	16%
Indices [4]	134	119	13%
Total segment operating profit	775	701	11%
Corporate Unallocated [5]	(71)	(52)	(39)%
Total operating profit	$704	$649	8%

[1]	2018 and 2017 include amortization of intangibles from acquisitions of $1 million. 2017 includes employee severance charges of $15 million.

[2]
2018 includes restructuring charges related to a business disposition and employee severance charges of $2 million. 2018 and 2017 include amortization of intangibles from acquisitions of $18 million and $17 million, respectively.

[3]	2018 and 2017 include amortization of intangibles from acquisitions of $4 million and $5 million, respectively.

[4]	2018 and 2017 include amortization of intangibles from acquisitions of $2 million and $1 million, respectively.

[5]
2018 includes Kensho retention related expense of $11 million, lease impairments of $11 million, employee severance charges of $7 million, and amortization of intangibles from acquisitions of $8 million. 2017 includes employee severance charges of $4 million.

Segment Operating Profit — Increased 11% as compared to the third quarter of 2017. Excluding the favorable impact of higher employee severance charges in 2017 of 3 percentage points, operating profit increased 8%. The increase was primarily due to revenue growth at Market Intelligence, Indices and Platts and decreased compensation costs at Ratings primarily driven by reduced incentive costs as well as the decreased headcount from attrition and prior year restructuring actions. These increases were partially offset by increased expenses at Market Intelligence due to an increase in cost of sales as a result of royalties tied to annualized contract value growth and increased data costs, and higher compensation costs driven by annual merit increases and additional headcount. See “Segment Review” below for further information.

Corporate Unallocated — Corporate Unallocated includes costs for corporate center functions, select initiatives and unoccupied office space, included in selling and general expenses, and the results for Kensho. Corporate Unallocated operating loss increased 39% as compared to the third quarter of 2017. Excluding the unfavorable impact of Kensho retention related expense in 2018 of 22 percentage points, lease impairment charges in 2018 of 21 percentage points, higher deal-related amortization in 2018 of 17 percentage points and higher employee severance charges in 2018 of 5 percentage points, Corporate Unallocated loss decreased 25% due to a reduction in vacant space, technology spend and professional fees.

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

Nine Months

(in millions)	2018	2017	% Change
Ratings [1]	$1,173	$1,144	2%
Market Intelligence [2]	388	339	14%
Platts [3]	285	245	17%
Indices [4]	416	352	18%
Total segment operating profit	2,262	2,080	9%
Corporate Unallocated [5]	(176)	(124)	(42)%
Total operating profit	$2,086	$1,956	7%

[1]
2018 includes legal settlement expenses of $73 million. 2017 includes employee severance charges of $15 million and legal settlement expenses of $2 million. 2018 and 2017 include amortization of intangibles from acquisitions of $2 million and $3 million, respectively.

[2]
2018 includes restructuring charges related to a business disposition and employee severance charges of $2 million. 2017 includes a non-cash disposition-related adjustment of $4 million and employee severance charges of $4 million. 2018 and 2017 include amortization of intangibles from acquisitions of $54 million and $52 million, respectively.

[3]
2018 and 2017 include amortization of intangibles from acquisitions of $13 million. 2017 includes a non-cash acquisition-related adjustment of $11 million, a charge to exit a leased facility of $6 million, an asset write-off of $2 million, and employee severance charges of $1 million.

[4]	2018 and 2017 include amortization of intangibles from acquisitions of $5 million and $4 million, respectively.

[5]
2018 includes Kensho retention related expense of $23 million, lease impairments of $11 million, employee severance charges of $7 million, and amortization of intangibles from acquisitions of $17 million. 2017 includes employee severance charges of $4 million.

Segment Operating Profit — Increased 9% as compared to the first nine months of 2017. Excluding the unfavorable impact of higher legal settlement expenses in 2018 of 2 percentage points, partially offset by the favorable impact of higher employee severance charges in 2017 of 1 percentage point, operating profit increased 10%. The increase was primarily due to revenue growth at all of our reportable segments and decreased compensation costs at Ratings primarily driven by reduced incentive costs as well as the decreased headcount from attrition and prior year restructuring actions. These increases were partially offset by increased expenses at Market Intelligence due to an increase in cost of sales as a result of royalties tied to annualized contract value growth and increased data costs, and higher compensation costs driven by annual merit increases and additional headcount. See “Segment Review” below for further information.

Corporate Unallocated — Corporate Unallocated includes costs for corporate center functions, select initiatives and unoccupied office space, included in selling and general expenses, and the results for Kensho. Corporate Unallocated operating loss increased 42% as compared to the first nine months of 2017. Excluding the unfavorable impact of Kensho retention related expense in 2018 of 18 percentage points, higher deal-related amortization in 2018 of 13 percentage points, lease impairment charges in 2018 of 8 percentage points and higher employee severance charges in 2018 of 2 percentage points, Corporate Unallocated loss increased 1%. This increase was driven by the unfavorable impact of a $20 million contribution made by the Company to the S&P Global Foundation during the first quarter of 2018 and increased expenses related to the acquisition of Kensho in April of 2018, partially offset by a reduction in vacant space, technology spend and professional fees.

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

Interest Expense, net

Net interest expense remained relatively flat compared to the third quarter of 2017, increasing $1 million or 3%. Net interest expense decreased 11% compared to the first nine months of 2017 driven by the release of a reserve for accrued interest related to the resolution of various tax audits in the second quarter of 2018.

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

The effective income tax rate was 20.4% and 21.9% for the three and nine months ended September 30, 2018, respectively, and 27.3% and 28.5% for the three and nine months ended September 30, 2017, respectively. The decrease in 2018 was primarily due to the reduction of the U.S. federal corporate tax rate as a result of the enactment of the TCJA.

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

Non-transaction revenue primarily includes fees for surveillance of a credit rating, annual fees for customer relationship-based pricing programs, fees for entity credit ratings and global research and analytics. Non-transaction revenue also includes an intersegment royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings. Royalty revenue was $28 million and $81 million for the three and nine months ended September 30, 2018, respectively, and $25 million and $73 million for the three and nine months ended September 30, 2017, respectively.

The following table provides revenue and segment operating profit information for the periods ended September 30:

(in millions)	Three Months			Nine Months
	2018	2017	% Change	2018	2017	% Change
Revenue	$700	$739	(5)%	$2,223	$2,199	1%

Non-transaction revenue	$372	$367	1%	$1,129	$1,061	6%
Transaction revenue	$328	$372	(12)%	$1,094	$1,138	(4)%
% of total revenue:
Non-transaction revenue	53%	50%		51%	48%
Transaction revenue	47%	50%		49%	52%

U.S. revenue	$400	$425	(6)%	$1,266	$1,276	(1)%
International revenue	$300	$314	(4)%	$957	$923	4%
% of total revenue:
U.S. revenue	57%	58%		57%	58%
International revenue	43%	42%		43%	42%

Operating profit [1]	$395	$375	6%	$1,173	$1,144	2%
Operating margin %	56%	51%		53%	52%

[1]
Operating profit includes legal settlement expenses of $73 million for the nine months ended September 30, 2018. Operating profit includes employee severance charges of $15 million for the three and nine months ended September 30, 2017 and legal settlement expenses of $2 million for the nine months ended September 30, 2017. Operating profit also includes amortization of intangibles from acquisitions of $1 million for the three months ended September 30, 2018 and 2017 and $2 million and $3 million for the nine months ended September 30, 2018 and 2017, respectively.

Three Months

Revenue decreased 5% due to a decline in transaction revenue, partially offset by a slight increase in non-transaction revenue. Transaction revenue decreased due to a decline in corporate bond ratings revenue driven by lower issuance in the U.S. and Asia and lower bank loan ratings revenue. Non-transaction revenue increased due to an increase in surveillance fees and an increase in royalty revenue, partially offset by a decline in RES activity. Transaction and non-transaction revenue benefited from improved contract terms across product categories.

Operating profit increased 6%, with a 3 percentage point favorable impact from foreign exchange rates. Excluding the favorable impact of higher employee severance charges in 2017 of 5 percentage points, operating profit increased 1%. This increase was primarily due to decreased compensation costs primarily driven by reduced incentive costs as well as the decreased headcount from attrition and prior year restructuring actions, partially offset by the decrease in revenue discussed above.

Nine Months

Revenue increased 1%, with a 1 percentage point favorable impact from foreign exchange rates. Non-transaction revenue grew primarily due to an increase in surveillance fees, higher entity credit ratings revenue, an increase in royalty revenue and an increase in RES activity. Transaction revenue decreased primarily due to a decline in corporate bond ratings revenue driven by lower issuance in the U.S. and Asia, partially offset by an increase in structured finance revenue and bank loan ratings revenue. The increase in structured finance transaction revenue was driven by increased U.S. collateralized loan obligations ("CLO") issuance in the first half of the year. Transaction and non-transaction revenue benefited from improved contract terms across product categories.

Operating profit increased 2%, with a 4 percentage point favorable impact from foreign exchange rates. Excluding the unfavorable impact of higher legal settlement expenses in 2018 of 6 percentage points, partially offset by the favorable impact of higher employee severance charges in 2017 of 1 percentage point, operating profit increased 7%. This increase was primarily due to the favorable impact of foreign exchange rates, a decrease in compensation costs related to lower incentive costs as well as the decreased headcount from attrition and prior year restructuring actions and revenue growth, partially offset by higher salary costs primarily driven by annual merit increases and an increase in costs related to the development of a global center for technology talent in India.

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

	Third Quarter Compared to Prior Year			Year-to-Date Compared to Prior Year
Corporate Bond Issuance *	U.S.	Europe	Global	U.S.	Europe	Global
High-yield issuance	(45)%	(12)%	(45)%	(36)%	(21)%	(32)%
Investment grade	(24)%	15%	(9)%	(20)%	10%	(2)%
Total issue dollars — Corporate issuance	(27)%	12%	(13)%	(23)%	5%	(6)%

*	Includes Industrials and Financial Services.

•
The quarter decrease in global high-yield issuance reflects comparisons against a strong prior year period as issuers went to the market in advance of expected interest rate increases. The year-to-date decrease in global high-yield issuance reflects comparisons against a strong prior year period as issuers went to market in advance of U.S. Federal Reserve rate increases that took place late in the first and second quarters of 2017.

	Third Quarter Compared to Prior Year			Year-to-Date Compared to Prior Year
Structured Finance	U.S.	Europe	Global	U.S.	Europe	Global
Asset-backed securities (“ABS”)	15%	21%	28%	17%	34%	21%
Structured credit	4%	42%	11%	2%	42%	8%
Commercial mortgage-backed securities (“CMBS”)	(36)%	(28)%	(30)%	(12)%	28%	(7)%
Residential mortgage-backed securities (“RMBS”)	(2)%	81%	29%	28%	32%	19%
Covered bonds	**	50%	41%	**	28%	36%
Total issue dollars — Structured finance	—%	46%	18%	8%	31%	18%

**	Represents no activity in 2018 and 2017.

•	ABS issuance was up in the U.S. due to an increase in credit card transactions and Europe reflecting an increase in auto transactions.

•	Issuance was up in the European structured credit markets driven by new CLO transactions.

•	CMBS issuance was down in the U.S. and Europe for the quarter reflecting decreased market volume. European CMBS issuance was up for the first nine months of the year, although from a low 2017 base.

•
RMBS issuance was down slightly in the U.S. for the quarter reflecting decreased market volume. RMBS issuance was up in the U.S. for the first nine months of the year and up in Europe for the quarter and first nine months of the year reflecting increased market volume.

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
The following table provides revenue and segment operating profit information for the periods ended September 30:

(in millions)	Three Months			Nine Months
	2018	2017	% Change	2018	2017	% Change
Revenue	$464	$422	10%	$1,349	$1,238	9%

Subscription revenue	$451	$406	11%	$1,306	$1,189	10%
Non-subscription revenue	$8	$10	(20)%	$28	$32	(15)%
Asset-linked fees	$5	$6	(21)%	$15	$17	(13)%
% of total revenue:
Subscription revenue	97%	96%		97%	96%
Non-subscription revenue	2%	2%		2%	3%
Asset-linked fees	1%	2%		1%	1%

U.S. revenue	$300	$279	8%	$874	$831	5%
International revenue	$164	$143	15%	$475	$407	17%
% of total revenue:
U.S. revenue	65%	66%		65%	67%
International revenue	35%	34%		35%	33%

Operating profit [1]	$148	$123	20%	$388	$339	14%
Operating margin %	32%	29%		29%	27%

[1]
Operating profit includes restructuring charges related to a business disposition and employee severance charges of $2 million for the three and nine months ended September 30, 2018. Operating profit includes a non-cash disposition-related adjustment of $4 million and employee severance charges of $4 million for the nine months ended September 30, 2017. Operating profit includes amortization of intangibles from acquisitions of $18 million and $17 million for the three months ended September 30, 2018 and 2017, respectively, and $54 million and $52 million for the nine months ended September 30, 2018 and 2017, respectively.

Three Months

Revenue increased 10% and was favorably impacted by 1 percentage point from the impact of recent acquisitions. Excluding acquisitions, revenue increased driven by growth in annualized contract values in the Market Intelligence Desktop products, RatingsXpress® and RatingsDirect®. The number of users and customers grew for each of these products in the quarter. Increases in annualized contract value for certain of our data feed products within Data Management Solutions also contributed to revenue growth.

Operating profit increased 20%, with a 6 percentage point favorable impact from foreign exchange rates. The increase was primarily due to revenue growth, partially offset by higher compensation costs, an increase in cost of sales as a result of royalties tied to annualized contract value growth and increased data costs. Higher compensation costs were driven by annual merit increases and additional headcount partially related to the acquisitions of Panjiva Inc. ("Panjiva") in February of 2018 and the RateWatch business ("RateWatch") in June of 2018. See Note 2 - Acquisitions and Divestitures to the consolidated financial statements of this Form 10-Q for further discussion.

Nine Months

Revenue increased 9% and was favorably impacted by 1 percentage point from the impact of recent acquisitions. Excluding acquisitions, revenue increased driven by growth in annualized contract values in the Market Intelligence Desktop products, RatingsXpress® and RatingsDirect®. Increases in annualized contract value for certain of our data feed products within Data Management Solutions also contributed to revenue growth.

Operating profit increased 14%, with a 2 percentage point favorable impact from foreign exchange rates. Excluding the favorable impact of a non-cash disposition-related adjustment in 2017 of 3 percentage points and higher employee severance charges in 2017 of 2 percentage points, partially offset by the unfavorable impact of higher amortization in 2018 of 2 percentage points, operating profit increased 11%. The increase was primarily due to revenue growth, partially offset by an increase in cost of sales as a result of royalties tied to annualized contract value growth and increased data costs and higher compensation costs. Higher compensation costs were driven by annual merit increases and additional headcount partially related to the acquisition of Panjiva in February of 2018 and the RateWatch business ("RateWatch") in June of 2018. See Note 2 - Acquisitions and Divestitures to the consolidated financial statements of this Form 10-Q for further discussion.

Platts

Platts is the leading independent provider of information and benchmark prices for the commodity and energy markets. Platts provides essential price data, analytics, and industry insight enabling the commodity and energy markets to perform with greater transparency and efficiency.

Platts' revenue is generated primarily through the following sources:

•	Subscription revenue — primarily from subscriptions to our real-time news, market data and price assessments, along with other information products;

•	Sales usage-based royalties — primarily from licensing of our proprietary market price data and price assessments to commodity exchanges; and

•	Non-subscription revenue — conference sponsorship, consulting engagements, and events.

The following table provides revenue and segment operating profit information for the periods ended September 30:

(in millions)	Three Months			Nine Months
	2018	2017	% Change	2018	2017	% Change
Revenue	$204	$193	5%	$604	$577	5%

Subscription revenue	$188	$177	6%	$556	$523	6%
Sales usage-based royalties	$14	$14	(6)%	$40	$45	(10)%
Non-subscription revenue	$2	$2	14%	$8	$9	(9)%
% of total revenue:
Subscription revenue	92%	92%		92%	91%
Sales usage-based royalties	7%	7%		7%	7%
Non-subscription revenue	1%	1%		1%	2%

U.S. revenue	$70	$70	—%	$210	$213	(1)%
International revenue	$134	$123	8%	$394	$364	9%
% of total revenue:
U.S. revenue	34%	36%		35%	37%
International revenue	66%	64%		65%	63%

Operating profit [1]	$98	$84	16%	$285	$245	17%
Operating margin %	48%	44%		47%	42%

[1]
Operating profit includes amortization of intangibles from acquisitions of $4 million and $5 million for the three months ended September 30, 2018 and 2017, respectively, and $13 million for the nine months ended September 30, 2018 and 2017. Operating profit includes a non-cash acquisition-related adjustment of $11 million, a charge to exit a leased facility of $6 million, an asset write-off of $2 million, and employee severance charges of $1 million for the nine months ended September 30, 2017.

Three Months

Revenue increased 5% due to continued demand for market data and price assessment products, led by petroleum, partially offset by a decrease in sales usage-based royalties from the licensing of our proprietary market price data and price assessments to commodity exchanges mainly due to a decline in oil trading volumes. Demand for market data and price assessment products was driven by international customers. While petroleum is still the biggest revenue driver, the proportional revenue mix continues to become more diversified as other sectors contributed to revenue growth including petrochemicals, metals and agriculture.

Operating profit increased 16%, with a 1 percentage point favorable impact from foreign exchange rates. Excluding the favorable impact of higher amortization in 2017 of 1 percentage point, operating profit increased 15%. The increase was primarily due to revenue growth and reduced expenses mainly driven by lower incentive costs.

Nine Months

Revenue increased 5% due to continued demand for market data and price assessment products, led by petroleum, partially offset by a decrease in sales usage-based royalties from the licensing of our proprietary market price data and price assessments to commodity exchanges mainly due to a decline in oil trading volumes. Demand for market data and price assessment products was driven by international customers. While petroleum is still the biggest revenue driver, the proportional revenue mix continues to become more diversified as other sectors contributed to revenue growth including petrochemicals, metals and agriculture.

Operating profit increased 17%, with a 2 percentage point unfavorable impact from foreign exchange rates. Excluding the favorable impact of a non-cash acquisition-related adjustment in 2017 of 5 percentage points, a charge to exit a leased facility in 2017 of 3 percentage points, an asset write-off in 2017 of 1 percentage point and employee severance charges in 2017 of 1 percentage point, operating profit increased 7%. The increase was primarily due to revenue growth, partially offset by higher salary costs driven by annual merit increases.

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
Indices primarily derives revenue from asset-linked fees based on the S&P and Dow Jones Indices and to a lesser extent generates subscription revenue and transaction revenue. Specifically, Indices generates revenue from the following sources:

•	Investment vehicles — asset-linked fees such as ETFs and mutual funds, that are based on the S&P Dow Jones Indices' benchmarks that generate revenue through fees based on assets and underlying funds;

•	Exchange traded derivatives — generate sales usage-based royalties based on trading volumes of derivatives contracts listed on various exchanges;

•	Index-related licensing fees — fixed or variable annual and per-issue asset-linked fees for over-the-counter derivatives and retail-structured products; and

•	Data and customized index subscription fees — fees from supporting index fund management, portfolio analytics and research.

The following table provides revenue and segment operating profit information for the periods ended September 30:

(in millions)	Three Months			Nine Months
	2018	2017	% Change	2018	2017	% Change
Revenue	$205	$187	10%	$627	$542	16%

Asset-linked fees	$131	$118	11%	$396	$340	17%
Subscription revenue	$41	$36	12%	$109	$104	4%
Sales usage-based royalties	$33	$33	2%	$122	$98	25%
% of total revenue:
Asset-linked fees	64%	63%		63%	63%
Sales usage-based royalties	16%	18%		20%	18%
Subscription revenue	20%	19%		17%	19%

U.S. revenue	$175	$155	13%	$533	$448	19%
International revenue	$30	$32	(6)%	$94	$94	1%
% of total revenue:
U.S. revenue	85%	83%		85%	83%
International revenue	15%	17%		15%	17%

Operating profit [1]	$134	$119	13%	$416	$352	18%
Less: net operating profit attributable to noncontrolling interests	36	33		112	95
Net operating profit	$98	$86	15%	$304	$257	18%
Operating margin %	65%	64%		66%	65%
Net operating margin %	48%	46%		48%	47%

[1]
Operating profit includes amortization of intangibles from acquisitions of $2 million and $1 million for the three months ended September 30, 2018 and 2017, respectively, and $5 million and $4 million for the nine months ended September 30, 2018 and 2017, respectively.

Three Months

Revenue at Indices increased 10%, primarily driven by higher levels of assets under management ("AUM") for ETFs and mutual funds. Higher data subscription revenue also contributed to revenue growth in the quarter. These increases were partially offset by lower over-the-counter derivatives revenue driven by the unfavorable impact of revenue recognized in the third quarter of 2017 related to the timing of contract settlements. Ending AUM for ETFs in the third quarter of 2018 increased 24% to $1.505 trillion and average AUM for ETFs increased 23% to $1.459 trillion compared to the third quarter of 2017.

Operating profit grew 13%. The impact of revenue growth was partially offset by increased compensation costs primarily driven by higher incentive costs.

Nine Months

Revenue at Indices increased 16%, primarily driven by higher ETF AUM and higher exchange-traded derivative volumes. Ending AUM for ETFs in the first nine months of 2018 increased 24% to $1.505 trillion and average AUM for ETFs increased 24% to $1.401 trillion compared to the first nine months of 2017.

Operating profit grew 18%, with a 2 percentage point unfavorable impact from foreign exchange rates. The impact of revenue growth was partially offset by increased compensation costs driven by higher incentive costs and additional headcount, and higher operating costs to support revenue growth and business initiatives.

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

Cash Flow Overview

Cash, cash equivalents, and restricted cash were $2,203 million as of September 30, 2018, a decrease of $576 million from December 31, 2017, and consisted of approximately 40% of domestic cash and 60% of cash held abroad.

The following table provides cash flow information for the nine months ended September 30:

(in millions)	2018	2017	% Change
Net cash provided by (used for):
Operating activities	$1,401	$1,203	16%
Investing activities	$(346)	$(155)	N/M
Financing activities	$(1,579)	$(1,211)	30%
N/M - not meaningful

In the first nine months of 2018, free cash flow increased to $1,197 million compared to $1,057 million in the first nine months of 2017. The increase is primarily due to an increase in cash provided by operating activities as discussed below. Free cash flow is a non-GAAP financial measure and reflects our cash flow provided by operating activities less capital expenditures and distributions to noncontrolling interest holders. Capital expenditures include purchases of property and equipment and additions to technology projects. See “Reconciliation of Non-GAAP Financial Information” below for a reconciliation of cash flow provided by operating activities, the most directly comparable U.S. GAAP financial measure, to free cash flow and free cash flow excluding certain items.

Operating activities

Cash provided by operating activities increased $198 million to $1,401 million for the first nine months of 2018. The increase is mainly due to higher results from operations in 2018, stronger cash collections on accounts receivable in 2018 and lower estimated income tax payments in 2018 due to the reduction of the U.S. federal corporate tax rate as a result of the enactment of the TCJA, partially offset by legal settlement payments and settlement payments following the resolution of tax audits.

Investing activities

Our cash outflows from investing activities are primarily for acquisitions and capital expenditures, while cash inflows are primarily proceeds from dispositions.

Cash used for investing activities increased to $346 million for the first nine months of 2018 compared to $155 million in the first nine months of 2017, primarily due to cash used for the acquisition of Kensho in 2018. See Note 2 — Acquisitions and Divestitures to the consolidated financial statements of this Form 10-Q for further discussion.

Financing activities

Our cash outflows from financing activities consist primarily of share repurchases, dividends to shareholders and repayments of short-term and long-term debt, while cash inflows are primarily attributable to the borrowing of short-term and long-term debt and proceeds from the exercise of stock options.

Cash used for financing activities increased to $1,579 million for the first nine months of 2018 as compared to $1,211 million in the first nine months of 2017. The increase is primarily attributable to an increase in cash used for share repurchases in 2018.

During the first nine months of 2018, we used cash to repurchase 5.7 million shares for $1,108 million. In the third quarter of 2018, we repurchased shares for approximately $6 million which settled in October 2018. We entered into an accelerated share repurchase ("ASR") agreement with a financial institution on March 6, 2018 to initiate share repurchases aggregating $1 billion. The ASR agreement was structured as an uncapped ASR agreement in which we paid $1 billion and received an initial delivery of approximately 4.5 million shares, representing 85% of the $1 billion at a price equal to the then market price of the Company. We completed the ASR agreement on September 25, 2018 and received an additional 0.6 million shares. We repurchased a total of 5.1 million shares under the ASR agreement for an average purchase price of $197.49 per share. The total number of shares repurchased under the ASR agreement is equal to $1 billion divided by the volume weighted-average share price, less a discount. The repurchased shares are held in Treasury. The ASR agreement was executed under the current share repurchase program, approved by the Board of Directors on December 4, 2013. During the first nine months of 2017, we used cash to repurchase 5.4 million shares for $846 million.

Additional Financing

We have the ability to borrow a total of $1.2 billion through our commercial paper program, which is supported by our revolving$1.2 billion five-year credit agreement (our "credit facility") that we entered into on June 30, 2017. This credit facility will terminate on June 30, 2022. As of September 30, 2018 and December 31, 2017, there were no commercial paper borrowings outstanding.

Depending on our corporate credit rating, we pay a commitment fee of 8 to 17.5 basis points for our credit facility, whether or not amounts have been borrowed. We currently pay a commitment fee of 10 basis points. The interest rate on borrowings under our credit facility is, at our option, calculated using rates that are primarily based on either the prevailing London Inter-Bank Offer Rate, the prime rate determined by the administrative agent or the Federal Funds Rate. For certain borrowings under this credit facility, there is also a spread based on our corporate credit rating.

Our credit facility contains certain covenants. The only financial covenant requires that our indebtedness to cash flow ratio, as defined in our credit facility, is not greater than 4 to 1, and this covenant level has never been exceeded.

On August 8, 2018, Moody's Investors Service, Inc. upgraded our long-term debt rating to A3 from Baa1, affirmed our P-2 short-term/commercial paper rating and the ratings outlook was maintained at stable. On October 12, 2018, Fitch Ratings upgraded our long-term debt rating to A- from BBB+, affirmed our F2 short-term/commercial paper rating and the ratings outlook was maintained at stable.

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

(in millions)	2018	2017	% Change
Cash provided by operating activities	$1,401	$1,203	16%
Capital expenditures	(88)	(77)
Distributions to noncontrolling interest holders	(116)	(69)
Free cash flow	1,197	1,057	13%
Tax on gain from sale of SPSE and CMA	—	67
Payment of legal settlements	180	4
Settlement of prior-year tax audits	71	—
Tax benefit from legal settlements	(44)	—
Free cash flow excluding above items	$1,404	$1,128	24%

(in millions)	2018	2017	% Change
Cash used for investing activities	(346)	(155)	N/M
Cash used for financing activities	(1,579)	(1,211)	30%
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

•
the health of debt and equity markets, including credit quality and spreads, the level of liquidity and future debt issuances and the potentially adverse impact of increased access to cash resulting from the Tax Cuts and Jobs Act;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risk includes changes in foreign exchange rates. We have operations in foreign countries where the functional currency is primarily the local currency. For international operations that are determined to be extensions of the parent company, the U.S. dollar is the functional currency. We typically have naturally hedged positions in most countries from a local currency perspective with offsetting assets and liabilities. As of September 30, 2018 and December 31, 2017, we entered into foreign exchange forward contracts in order to mitigate the change in fair value of specific assets and liabilities in the consolidated balance sheet. These forward contracts are not designated as hedges and do not qualify for hedge accounting. As of September 30, 2018 and December 31, 2017, we entered into foreign exchange forward contracts to hedge the effect of adverse fluctuations in foreign currency exchange rates. We have not entered into any derivative financial instruments for speculative purposes. See Note 5 - Derivative Instruments to the consolidated financial statements of this Form 10-Q for further discussion.

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

As of September 30, 2018, an evaluation was performed under the supervision and with the participation of management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2018.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On December 4, 2013, the Board of Directors approved a share repurchase program authorizing the purchase of up to 50 million shares, which was approximately 18% of the Company's outstanding shares at that time. During the third quarter of 2018, we repurchased 0.7 million shares which included shares received from the conclusion of our accelerated share repurchase ("ASR") agreement that we entered into on March 6, 2018. Further discussion relating to our ASR agreement can be found in Note 8 - Equity. As of September 30, 2018, 13.3 million shares remained under our current share repurchase program.

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

The following table provides information on our purchases of our outstanding common stock during the third quarter of 2018 pursuant to our current share repurchase program (column c). In addition to these purchases, the number of shares in column (a) include shares of common stock that are tendered to us to satisfy our employees’ tax withholding obligations in connection with the vesting of awards of restricted shares (we repurchase such shares based on their fair market value on the vesting date).

There were no other share repurchases during the quarter outside the repurchases noted below.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs	(d) Maximum Number of Shares that may yet be Purchased Under the Programs
July 1 — July 31, 2018	2,994	206.17	—	14.0
August 1 — August 31, 2018	2,335	199.58	—	14.0
September 1 — September 30, 2018[1]	680,970	205.16	678,570	13.3
Total — Quarter[1]	686,299	$205.03	678,570	13.3

1 Average price paid per share information does not include the accelerated share repurchase transaction as discussed in more detail above.
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

Revenue during the third quarter of 2018 attributable to the transactions or dealings by the Company described below was approximately $1.15 million with net profit from such sales being a fraction of the revenues.

During the third quarter of 2018, Platts, a division of the Company that provides energy-related information in over 150 countries, sold information and informational materials, which are generally exempt from U.S. economic sanctions, to 12 subscribers that are owned or controlled, or appear to be owned or controlled, by the Government of Iran (the “GOI”). The Company, among other things, offers customers that subscribe to its publications access to proprietary data, analytics, and industry information that enable commodities markets to perform with greater transparency and efficiency. This division provided such data related to the energy and petrochemicals markets to the subscribers referenced above, generating revenue that was a de minimis portion of both the division's and the Company’s revenue. Eight of the subscribers are designated by OFAC as GOI entities; and four appear, based on publicly available information, to be owned or controlled by GOI entities. We believe that these transactions were permissible under U.S. sanctions pursuant to certain statutory and regulatory exemptions for the exportation of information and informational materials. The Company will continue to monitor its provision of products and services to these Iranian customers so that such activity continues to be permissible under U.S. sanctions.

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

S&P Global Inc.
Registrant

Date:	October 25, 2018	By:	/s/ Ewout L. Steenbergen
Ewout L. Steenbergen
Executive Vice President and Chief Financial Officer

Date:	October 25, 2018	By:	/s/ Christopher F. Craig
Christopher F. Craig
Senior Vice President, Controller and Chief Accounting Officer