Form 10-K
period 2018-12-31
S&P Global Inc.
filed 2019-02-13
CIK 64040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018
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
YES ☐    NO ☑

The aggregate market value of voting stock held by non-affiliates of the Registrant as of the last business day of the second fiscal quarter ended June 30, 2018, was $51.3 billion, based on the closing price of the common stock as reported on the New York Stock Exchange of $203.89 per common share. For purposes of this calculation, it is assumed that directors, executive officers and beneficial owners of more than 10% of the registrant outstanding stock are affiliates. The number of shares of common stock of the Registrant outstanding as of January 25, 2019 was 248.6 million shares.

Part III incorporates information by reference from the definitive proxy statement for the 2019 annual meeting of shareholders.

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

•
the rapidly evolving regulatory environment, in Europe, the United States and elsewhere, affecting S&P Global Ratings, S&P Global Platts, S&P Global Indices, and S&P Global Market Intelligence, including new and amended regulations and the Company’s compliance therewith;

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

•	the demand and market for credit ratings in and across the sectors and geographies where the Company operates;

•	concerns in the marketplace affecting the Company’s credibility or otherwise affecting market perceptions of the integrity or utility of independent credit ratings, benchmarks and indices;

•	the effect of competitive products and pricing, including the level of success of new product developments and global expansion;

•	consolidation in the Company’s end-customer markets;

•	the introduction of competing products or technologies by other companies;

•	the impact of customer cost-cutting pressures, including in the financial services industry and commodities markets;

•	a decline in the demand for credit risk management tools by financial institutions;

•	the level of merger and acquisition activity in the United States and abroad;

•	the volatility of the energy marketplace;

•	the health of the commodities markets;

•	our ability to attract, incentivize and retain key employees;

•
our ability to adjust to changes in European and United Kingdom markets as the United Kingdom leaves the European Union, and the impact of the United Kingdom’s departure on our offerings in the European Union and United Kingdom, particularly in the event of the United Kingdom's departure without an agreement on terms with the European Union;

•
the Company’s ability to successfully recover should it experience a disaster or other business continuity problem from a hurricane, flood, earthquake, terrorist attack, pandemic, security breach, cyber-attack, power loss, telecommunications failure or other natural or man-made event;

•	changes in applicable tax or accounting requirements, including the impact of the Tax Cuts and Jobs Act in the U.S.;

•	the level of the Company’s future cash flows and capital investments;

•	the impact on the Company’s revenue and net income caused by fluctuations in foreign currency exchange rates; and

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

Market Intelligence
Market Intelligence's portfolio of capabilities are designed to help investment professionals, government agencies, corporations and universities track performance, generate alpha, identify investment ideas, understand competitive and industry dynamics, perform evaluations and assess credit risk. Key customers served by Market Intelligence include investment managers, investment banks, private equity firms, insurance companies, commercial banks, corporations, professional services firms, government agencies and regulators.

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

Subscription revenue at Market Intelligence is primarily derived from distribution of data, analytics, third-party research, and credit ratings-related information primarily through web-based channels, including Market Intelligence Desktop, RatingsDirect®, RatingsXpress®, and Credit Analytics. Non-subscription revenue at Market Intelligence is primarily related to certain advisory, pricing and analytical services.

Platts
Platts is the leading independent provider of information and benchmark prices for the commodity and energy markets. Platts provides essential price data, analytics, and industry insight enabling the commodity and energy markets to perform with greater transparency and efficiency. Key customers served by Platts include producers, traders and intermediaries within the energy, petrochemicals, metals and agriculture markets.

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

We completed the sale of J.D. Power on September 7, 2016, with the results included in Platts results through that date.

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
Indices primarily derives revenue from asset-linked fees based on the S&P and Dow Jones indices and to a lesser extent generates subscription revenue and transaction revenue. Specifically, Indices generates revenue from the following sources:

•
Investment vehicles — asset-linked fees such as exchange traded funds (“ETFs”) and mutual funds, that are based on S&P Dow Jones Indices' benchmarks that generate revenue through fees based on assets and underlying funds;

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

Segment and Geographic Data

The relative contribution of our reportable segments to operating revenue, operating profit, long-lived assets and geographic area for the three years ended December 31, 2018 are included in Note 12 – Segment and Geographic Information to the consolidated financial statements under Item 8, Consolidated Financial Statements and Supplementary Data, in this Annual Report on Form 10-K.

Our Personnel

As of December 31, 2018, we had approximately 21,200 employees located worldwide, of which approximately 5,400 were employed in the U.S.

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

◦
Our operations rely on the secure processing, storage and transmission of confidential, sensitive and other types of data and information in our computer systems and networks and those of our third-party vendors.

◦
All of our businesses have access to material non-public information concerning the Company’s customers, including sovereigns, corporate issuers and other third parties around the world, the unauthorized disclosure of which could affect the trading markets for such customers’ securities and could damage such customers’ competitive positions. The cyber risks the Company faces range from cyber attacks common to most industries, to more sophisticated and targeted attacks intended to obtain unauthorized access to certain information or systems due in part to our prominence in the global marketplace, such as our ratings on debt issued by sovereigns and corporate issuers, or the composition of our indices. Unauthorized disclosure of this information could cause our customers to lose faith in our ability to protect their confidential information and therefore cause customers to cease doing business with us.

◦
We experience cyber attacks of varying degrees on a regular basis. Although there has not been a cyber attack that has had a material adverse effect on the Company to date, there can be no assurance that there will not be a material adverse effect in the future.

◦
Breaches of our or our vendors’ systems and networks, whether from circumvention of security systems, denial-of-service attacks or other cyber attacks, hacking, computer viruses or malware, employee error, malfeasance, physical breaches or other actions, may cause material interruptions or malfunctions in our or such vendors’ websites, applications or data processing, or may compromise the confidentiality and integrity of material information regarding us, our business or our customers.

◦
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

◦
Although we devote significant resources to maintain and regularly update our systems and processes that are designed to protect the security of our computer systems, software, networks and other technology assets and the confidentiality, integrity and availability of information belonging to the enterprise and our customers, clients and employees, there is no assurance that all of our security measures will provide absolute security.

◦
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

◦
Cyber threats are rapidly evolving and are becoming increasingly sophisticated. Despite our efforts to ensure the integrity of our systems, as cyber threats evolve and become more difficult to detect and successfully defend against, one or more cyber threats might defeat the measures that we or our vendors take to anticipate, detect, avoid or mitigate such threats. Certain techniques used to obtain unauthorized access, introduce malicious software, disable or degrade service, or sabotage systems may be designed to remain dormant until a triggering event and we may be unable to anticipate these techniques or implement adequate preventative measures since techniques change frequently or are not recognized until launched, and because cyber attacks can originate from a wide variety of sources.

◦
If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed and could result in damage to our reputation and a loss of confidence in the security of our products and services.

◦
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

◦
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

Our Indices and Platts businesses are subject to a new and evolving regulatory regimes in Europe and the potential for increased or changing regulations in the United States and elsewhere. Our Indices business is subject to a new regulatory regime in Australia. Our Indices, Market Intelligence and Platts businesses are subject to additional regulation in Europe and our Market Intelligence business is subject to investment advisory regulation in the United States and Europe. This changing regulatory landscape can increase our exposure, compliance risk and costs of doing business globally and therefore could have a material adverse effect on our business, financial condition or results of operations.

•	In addition to the extensive and evolving U.S. laws and regulations, foreign jurisdictions have taken measures to increase regulation of the financial services and commodities industries.

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

•
In July of 2013, IOSCO issued its Principles for Financial Benchmarks ("Financial Benchmark Principles"), which are intended to promote the reliability of the benchmark determination process by setting standards related to benchmark governance, benchmark quality, transparency and accountability mechanisms, including with regard to the indices and benchmarks published by Indices. Indices has taken steps to align its governance regime, control framework and operations with the Financial Benchmark Principles and engages an independent auditor to perform an annual reasonable assurance review of its adherence to the Financial Benchmark Principles.

•
The benchmark industry is subject to the new regulation in the European Union (the “EU Benchmark Regulation”) as well as potential increased regulation of financial benchmarks in other jurisdictions. The EU Benchmark Regulation was published on June 30, 2016, with provisions applicable to Indices and Platts, effective from January 1, 2018. ESMA has published additional guidance clarifying that existing benchmark administrators such as Indices and Platts may utilize the transitional provisions contained in the EU Benchmark Regulation, which provides them two (2) years to implement and seek authorization by an EU National Competent Authority by January 1, 2020, with their respective benchmark activities in Europe. This legislation will likely cause additional operating obligations, greater compliance risk and costs for Indices but they are not expected to be material at this time, although the exact impact remains unclear.

•
Indices is subject to the new benchmark regulation in Australia under which it is required to obtain a license from and be subject to the supervision of the Australian Securities and Investment Commission regarding its administration of the S&P ASX 200 index. This legislation will likely cause additional operating obligations, greater compliance risk and costs for Indices but they are not expected to be material at this time, although the exact impact remains unclear.

•
The EU's package of legislative measures called the Markets in Financial Instruments Directive and Regulation (collectively "MiFID II") entered into force on July 2, 2014, revising and updating the prior Markets in Financial Instruments Directive (2004) and its associated secondary legislation. The substantive provisions of MiFID II apply in all EU Member States since January 3, 2018. MiFID II includes provisions that, among other things: (i) mandate conditions and requirements on the licensing of benchmarks for the purposes of clearing related securities and provide for non-discriminatory access to exchanges and clearing houses for this purpose; (ii) modify the categorization and treatment of certain classes of derivatives; (iii) expand the categories of trading venues that are subject to regulation; (iv) require the unbundling of investment research from other services, including execution services, and direct that investment firms must pay for research either out of a dedicated research payment account which is paid for by clients or from the investment firm’s profits; and (v) provide for the mandatory trading of certain derivatives on exchanges (complementing the mandatory derivative clearing requirements in the EU Market Infrastructure Regulation of 2011, or EMIR). The MiFID II package may result in changes to the manner in which S&P Dow Jones Indices and Platts license their indices and price assessments, respectively, and could also have an indirect impact on the credit ratings and third-party research products offered by other divisions of the Company for use within the EU. MiFID II and the Market Abuse Regulation (“MAR”) may impose additional regulatory burdens on the activities of S&P Dow Jones Indices and Platts in the EU, although the exact impact and costs are not yet known.

•
Market Intelligence operates regulated investment advisory businesses in the United States and the European Union. This business and other Market Intelligence businesses may increasingly become subject to new or more stringent regulations that will increase the cost of doing business, which could have a material adverse effect on our business, financial condition or results of operations.

Recent and future legislation, regulatory reform or policy changes under the current U.S. administration could have a material effect on our business and results of operations.

•
The Tax Cuts and Jobs Act enacted in 2017 in the United States significantly changes the tax rules applicable to U.S. domiciled corporations. Changes such as lower corporate tax rates, full expensing for qualified property, taxation of offshore earnings, limitations on interest expense deductions, and changes to the municipal bond tax exemption may impact demand for our products and services. While lower than usual issuance in 2018 impacted our business in 2018, at this time, we cannot assess what the overall effect of such legislation could be on our results of operations or cash flows over the longer term.

•
Other legislation, regulatory reform or policy changes under the current U.S. administration, such as financial services regulatory reform, U.S. oil deregulation, government-sponsored enterprise reform and increased infrastructure spending and significant changes in trade policy (including sanctions), could impact our business. Any of the forgoing changes could impact our results of operations and cash flows directly; such changes may also impact our business by creating increased volatility and uncertainty in the financial and commodities markets. At this time, we cannot predict the scope or nature of these changes or assess what the overall effect of such potential changes could be on our results of operations or cash flows.

Regulatory changes and economic conditions leading up to and following the United Kingdom’s withdrawal from the European Union could have a material adverse effect on our business and results of operations.

•
Voters in the United Kingdom ("UK") approved an exit from the European Union ("EU") via a referendum on June 23, 2016. On March 29, 2017, the UK invoked Article 50 of the Treaty on the EU, commencing the process to leave the EU (“Brexit”). Negotiations on the terms of the UK’s future relationship with the EU are ongoing, with the UK due to exit the EU on March 29, 2019. In December 2018, the European Court of Justice ruled that, subject to certain conditions, a member state could revoke notification of its intention to withdraw from the EU. Any withdrawal agreement must be approved by the UK Parliament as well as by the European Council and European Parliament before becoming effective.

Although the British government and the EU negotiated a withdrawal agreement that was approved by the leaders of EU member states, the agreement failed on January 16, 2019 to receive UK parliamentary approval. While negotiations are continuing, there remains considerable uncertainty around the withdrawal. Failure to obtain parliamentary approval of an agreed withdrawal agreement would, absent a revocation of the UK’s notification to withdraw or some other delay, mean that the UK would leave the EU on March 29, 2019, likely with no agreement (a so-called “hard Brexit”). Current discussions between the UK and the EU may result in any number of outcomes including an extension or delay of the UK's withdrawal from the EU. The consequences for the economies of the EU member states as a result of the UK's withdrawal from the EU are unknown and unpredictable, especially in the case of a hard Brexit.

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

•
Any of these effects of Brexit, and others we cannot anticipate, could adversely affect our business, business opportunities, results of operations, financial condition and cash flows. Such effects may be heightened in the event of a hard Brexit. The lack of certainty given the various possible outcomes creates the risk that notwithstanding that we have devoted valuable resources to a thorough preparation for the impact of Brexit on our European operations, we may not be adequately prepared for an unforeseen outcome.

Changes in the legislative, regulatory, and commercial environments in which we operate may materially and adversely impact our ability to collect, compile, use, and publish data and may impact our financial results.

•
Certain types of information we collect, compile, use, and publish, including offerings in all our businesses, and particularly our Market Intelligence business, are subject to regulation by governmental authorities in jurisdictions in which we operate. In addition, there is increasing concern among certain privacy advocates and government regulators regarding marketing and privacy matters, particularly as they relate to individual privacy interests.

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

•
The European Union's comprehensive General Data Privacy Regulation (the “GDPR”) became fully effective in May 2018. GDPR requires companies to satisfy new requirements regarding the handling of personal and sensitive data, including its use, protection and the ability of persons whose data is stored to correct or delete such data about themselves.

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

•
California recently enacted legislation, the California Consumer Privacy Act (“CCPA”), that will, among other things, require covered companies to provide new disclosures to California consumers, and afford such consumers new abilities to opt-out of certain sales of personal information, when it goes into effect on January 1, 2020. Legislators have stated that they intend to propose amendments to the CCPA before it goes into effect, and it remains unclear what, if any, modifications will be made to this legislation or how it will be interpreted. The effects of the CCPA potentially are significant, however, and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. We may also from time to time be subject to, or face assertions that we are subject to, additional obligations relating to personal data by contract or due to assertions that self-regulatory obligations or industry standards apply to our practices.

•
In addition, other jurisdictions, including China, are considering imposing or have already imposed additional restrictions. These laws and regulations are increasing in complexity and number, change frequently and increasingly conflict among the various countries in which we operate, which could result in greater compliance risk and cost for us.

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

•
The products we develop or license may contain undetected errors or defects, despite testing and/or other quality assurance practices. Such errors may exist during any part of a product’s life cycle and may persist notwithstanding testing and/or other quality assurance practices. Deploying products containing such errors may damage our reputation and the costs associated with remediating such errors may have an impact on our profitability.

•
Further, certain of our products rely on proprietary methodologies, models and processes that are subject to various internal governance and control frameworks. Despite ongoing review and quality assurance processes, these methodologies, models and processes as well as their respective inputs may also contain undetected errors or defects that may damage our reputation and the costs associated with remediating such errors may have an impact on our profitability.

•
Any claim relating to our products, even if the outcome were to be ultimately favorable to us, would involve a significant commitment of our management, personnel, financial and other resources and could have a negative impact on our reputation. In addition, such claims and lawsuits could have a material adverse effect on our business, financial condition or results of operations.

Increased competition could result in a loss of market share or revenue.

•
The markets for credit ratings, financial research, investment advisory services, market data, index-based products, and commodities price assessments and related news and information about these markets are intensely competitive. Ratings, Market Intelligence, Platts and Indices compete domestically and internationally on the basis of a number of factors, including the quality of their offerings, client service, reputation, price, geographic scope, range of products and technological innovation.

•
While our businesses face competition from traditional content and analytics providers (including exchanges), we also face competition from non-traditional providers, such as asset managers, investment banks and technology-led companies that are adding content and analytics capabilities to their core businesses.

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

Introduction of new or enhanced products and services could impact our profitability.

•	We operate in highly competitive markets that continue to change to adapt to customer needs.

•	In order to maintain a competitive position, we must continue to invest in new offerings and enhancements, including new ways to deliver our products and services.

•	These new or enhanced offerings resulting form our investments may not achieve market acceptance, may not be profitable or may be less profitable than what we have experienced historically.

•	We could experience threats to our existing businesses from the rise of new competitors due to the rapidly changing environment in which we operate.

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

•
We consider many of our products and services to be proprietary. Failure to protect our intellectual property adequately could harm the value of and revenue generated by such assets as well as our reputation and affect our ability to compete effectively. Businesses we acquire may also have intellectual property portfolios which increase the complexity of managing our intellectual property portfolio and protecting our competitive position.

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

•
Embargoes and sanctions laws are changing rapidly for certain geographies, including with respect to Russia, Iran, and Venezuela. These embargoes and sanctions laws may affect our ability to continue to market and/or sell our products and services into these geographies. In addition, while we have a compliance program in place designed to reduce the likelihood of potential violations of import and export laws and sanctions, violations of these laws or sanctions could have an adverse effect on our reputation, business, financial condition and results of operations.

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

•
We also rely on the business infrastructure and systems of third parties with whom we do business and to whom we outsource the maintenance and development of operational and technological functionality, including third-party cloud infrastructure. Our cloud infrastructure providers, or other service providers, could experience system breakdowns or failures, outages, downtime, cyber attacks, adverse changes to financial condition, bankruptcy or other adverse conditions, which could have a material adverse effect on our business and reputation. Thus, our plans to increase the amount of our infrastructure that we outsource to “the cloud” or to other third parties may increase our risk exposure.

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

Our expansion into and investments in new markets may not be successful.

•
We believe there remains significant opportunity to expand our business into major markets, including China, and we are in the process of such expansion efforts. Expansion into new markets requires significant levels of investment and attention from management. There can be no assurance that these markets will develop as anticipated or that we will have success in these markets, and if we do not, we may be unable to recover our investment spent to expand our business into these markets and may forgo opportunities in more lucrative markets, which could adversely impact our business, financial condition and results of operations.

Item 1b. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters are located in leased premises located at 55 Water Street, New York, NY 10041. We lease office facilities at 99 locations; 34 are in the U.S. In addition, we own real property at 7 locations, of which 2 are in the U.S. Our properties consist primarily of office space used by each of our segments. We believe that all of our facilities are well maintained and are suitable and adequate for our current needs.

Item 3. Legal Proceedings

For information on our legal proceedings, see Note 13 – Commitments and Contingencies under Item 8, Consolidated Financial Statements and Supplementary Data, in this Annual Report on Form 10-K.

Item 4. Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

The following individuals are the executive officers of the Company:

Name	Age	Position
Douglas L. Peterson	60	President and Chief Executive Officer
Ewout L. Steenbergen	49	Executive Vice President, Chief Financial Officer
Ratings
John L. Berisford	55	President, S&P Global Ratings
Market Intelligence
Martina L. Cheung	43	President, S&P Global Market Intelligence
Platts
Martin E. Fraenkel	58	President, S&P Global Platts
Indices
Alexander J. Matturri, Jr.	60	Chief Executive Officer, S&P Dow Jones Indices
S&P Global Functions
Nicholas D. Cafferillo	47	Chief Data and Technology Officer
Courtney C. Geduldig	43	Executive Vice President, Public Affairs
S. Swamy Kocherlakota	52	Chief Information Officer
Steven J. Kemps	53	Executive Vice President, General Counsel
Nancy J. Luquette	53	Senior Vice President, Chief Risk & Audit Executive
Dimitra Manis	53	Executive Vice President, Chief People Officer

Mr. Berisford, prior to becoming President of S&P Global Ratings on November 3, 2015, was Executive Vice President, Human Resources since 2011. Prior to that, he held senior management positions at PepsiCo, including Senior Vice President, Human Resources for Pepsi Beverages Company.
Mr. Cafferillo, prior to becoming Chief Data and Technology Officer on January 2, 2019, was Chief Technology Officer as well as Chief Operating Officer, S&P Global Market Intelligence. Prior to joining S&P Global, Mr. Cafferillo was Chief Operating Officer of SNL Financial LC.
Ms. Cheung, prior to becoming President, S&P Global Market Intelligence on January 2, 2019, was Head of Global Risk Services, S&P Global’s Chief Strategy Officer, and previously held management positions at S&P Global Ratings. Prior to joining S&P Global, she worked in the consulting industry, first in Accenture’s Financial Services Strategy group and later as a Partner at Mitchell Madison Consulting.
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
Ms. Luquette, prior to becoming Senior Vice President, Chief Risk & Audit Executive for S&P Global in June 2016, was the Chief Audit Executive for the Company, in which capacity she led the S&P Global Internal Audit function and the Ratings Risk Review function for S&P Global Ratings. Before joining the Company, Ms. Luquette was Vice President and General Auditor for Avaya, and prior to that was a Partner in PwC’s Internal Audit and Global Risk Management Services practices.
Ms. Manis, prior to becoming Executive Vice President, Chief People Officer on May 15, 2018, was the Chief Human Resources Officer for Revlon Inc. Prior to joining Revlon, she served as Senior Vice President for Global Talent at Estée Lauder Companies. She previously worked at OpenLink and Thomson Reuters.
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
Mr. Peterson, prior to becoming President and Chief Executive Officer on November 1, 2013, was President of S&P Global Ratings (then known as Standard & Poor's Ratings Services) since 2011. Prior to that, he was Chief Operating Officer of Citibank, NA.
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

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

S&P Global Inc. began trading under its new ticker symbol "SPGI" on April 28, 2016. Previously, the Company's common stock traded on the New York Stock Exchange ("NYSE") under the ticker symbol "MHFI". The approximate number of record holders of our common stock as of January 25, 2019 was 3,007.

The performance graph below compares our cumulative total shareholder return during the previous five years with a performance indicator of the overall market (i.e., S&P 500), and our peer group. The peer group consists of the following companies: Thomson Reuters Corporation, Moody’s Corporation, CME Group Inc., MSCI Inc., FactSet Research Systems Inc. and IHS Markit Ltd. Returns assume $100 invested on December 31, 2013 and total return includes reinvestment of dividends through December 31, 2018.

Dividends

We expect to continue our policy of paying regular cash dividends, although there is no assurance as to future dividend payments because they depend on future earnings, capital requirements and our financial condition. Regular quarterly dividends per share of our common stock for 2018 and 2017 were as follows:

	2018	2017
$0.50 per quarter in 2018	$2.00
$0.41 per quarter in 2017		$1.64

On January 30, 2019, the Board of Directors approved an increase in the quarterly common stock dividend from $0.50 per share to $0.57 per share.

Transfer Agent and Registrar for Common Stock

Computershare is the transfer agent for S&P Global. Computershare maintains the records for the Company's registered shareholders and can assist with a variety of shareholder related services.

Shareholder correspondence should be mailed to:
Computershare
P.O. Box 505000
Louisville, KY 40233-5000

Overnight correspondence should be mailed to:
Computershare
462 South 4th Street, Suite 1600
Louisville, KY 40202

Visit the Investor Center™ website to view and manage shareholder account online: www.computershare.com/investor

For shareholder assistance:

In the U.S. and Canada:	888-201-5538
Outside the U.S. and Canada:	201-680-6578
TDD for the hearing impaired:	800-231-5469
TDD outside the U.S. and Canada:	781-575-4592
E-mail address:	web.queries@computershare.com
Shareholder online inquiries	https://www-us.computershare.com/investor/Contact

Repurchase of Equity Securities

On December 4, 2013, the Board of Directors approved a share repurchase program authorizing the purchase of up to 50 million shares, which was approximately 18% of the Company's outstanding shares at that time. During the fourth quarter of 2018, we repurchased 2.7 million shares, which included 2.5 million shares received from the initiation of our accelerated share repurchase ("ASR") agreement that we entered into on October 29, 2018. Further discussion relating to our ASR agreement can be found in Note 9 - Equity to the Consolidated Financial Statements and Supplementary Data, in the Annual Report on Form 10-K. As of December 31, 2018, 10.6 million shares remained under our current repurchase program.

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

The following table provides information on our purchases of our outstanding common stock during the fourth quarter of 2018 pursuant to our current share repurchase program (column c). In addition to these purchases, the number of shares in column (a) include shares of common stock that are tendered to us to satisfy our employees’ tax withholding obligations in connection with the vesting of awards of restricted shares (we repurchase such shares based on their fair market value on the vesting date). There were no other share repurchases during the quarter outside the repurchases noted below.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs	(d) Maximum Number of Shares that may yet be Purchased Under the Programs
Oct. 1 - Oct. 31, 2018 [1,2]	2,730,625	$187.96	2,728,342	10.6	million
Nov. 1 - Nov. 30, 2018	13,333	183.06	—	10.6	million
Dec. 1 - Dec. 31, 2018	6,818	182.79	—	10.6	million
Total — Qtr [2]	2,750,776	$187.59	2,728,342	10.6	million
1 Includes 2.5 million shares received from the initial delivery of our ASR agreement that we entered into on October 29, 2018.
2 Average price paid per share does not include the accelerated share repurchase transaction as discussed in more detail above.
Equity Compensation Plan
For information on securities authorized under our equity compensation plans, see Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 6. Selected Financial Data

(in millions, except per share data)	2018		2017		2016		2015		2014
Income statement data:
Revenue	$6,258		$6,063		$5,661		$5,313		$5,051
Operating profit	2,790		2,583		3,341		1,908		88
Income before taxes on income	2,681	[1]	2,461	[2]	3,188	[3]	1,815	[4]	54	[5]
Provision for taxes on income	560		823	[6]	960		547		245
Net income (loss) from continuing operations attributable to S&P Global Inc.	1,958		1,496		2,106		1,156		(293)
Earnings (loss) per share from continuing operations attributable to the S&P Global Inc. common shareholders:
Basic	7.80		5.84		8.02		4.26		(1.08)
Diluted	7.73		5.78		7.94		4.21		(1.08)
Dividends per share	2.00		1.64		1.44		1.32		1.20
Operating statistics:
Return on average equity [7]	292.6%		222.3%		472.0%		324.3%		(1.4)%
Income from continuing operations before taxes on income as a percent of revenue from continuing operations	42.8%		40.6%		56.3%		34.2%		1.1%
Net income (loss) from continuing operations as a percent of revenue from continuing operations	33.9%		27.0%		39.4%		23.9%		(3.8)%
Balance sheet data: [7]
Working capital	$975		$1,110		$1,060		$388		$42
Total assets	9,458		9,425		8,669		8,183		6,773
Total debt	3,662		3,569		3,564		3,611		795
Redeemable noncontrolling interest	1,620		1,352		1,080		920		810
Equity	684		766		701		243		539
Number of employees [8]	21,200		20,400		20,000		20,400		17,000

[1]
Includes the impact of the following items: legal settlement expenses of $74 million, Kensho retention related expense of $31 million, restructuring charges related to a business disposition and employee severance charges of $25 million, lease impairments of $11 million, a pension related charge of $5 million and amortization of intangibles from acquisitions of $122 million.

[2]
Includes the impact of the following items: legal settlement expenses of $55 million, employee severance charges of $44 million, a charge to exit leased facilities of $25 million, non-cash acquisition and disposition-related adjustments of $15 million, a pension related charge of $8 million, an asset write-off of $2 million and amortization of intangibles from acquisitions of $98 million.

[3]
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

[4]
Includes the impact of the following items: costs related to identified operating efficiencies primarily related to employee severance charges of $56 million, net legal settlement expenses of $54 million, acquisition-related costs of $37 million, an $11 million gain on dispositions and amortization of intangibles from acquisitions of $67 million.

[5]
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

[7]	Includes the impact of the $1.1 billion gain on dispositions in 2016 and the gain on sale of McGraw Hill Construction in 2014.

[8]	Excludes discontinued operations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis (“MD&A”) provides a narrative of the results of operations and financial condition of S&P Global Inc. (together with its consolidated subsidiaries, the “Company,” “we,” “us” or “our”) for the years ended December 31, 2018 and 2017, respectively. The MD&A should be read in conjunction with the consolidated financial statements and accompanying notes included in this Annual Report on Form 10-K for the year ended December 31, 2018, which have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”).
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

OVERVIEW

We are a leading provider of transparent and independent ratings, benchmarks, analytics and data to the capital and commodity markets worldwide. The capital markets include asset managers, investment banks, commercial banks, insurance companies, exchanges, trading firms and issuers; and the commodity markets include producers, traders and intermediaries within energy, petrochemicals, metals and agriculture.

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

•
Platts is the leading independent provider of information and benchmark prices for the commodity and energy markets.We completed the sale of J.D. Power on September 7, 2016, with the results included in Platts results through that date.

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

Major Portfolio Changes

The following significant changes were made to our portfolio during the three years ended December 31, 2018:

2018

•
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

2016

Market Intelligence

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

Platts

•
In September of 2016, we completed the sale of J.D. Power for $1.1 billion to XIO Group, a global alternative investments firm headquartered in London. During the year ended December 31, 2016, we recorded a pre-tax gain of $728 million ($516 million after-tax) in gain on dispositions in the consolidated statement of income related to the sale of J.D. Power.

•
In September of 2016, we acquired PIRA Energy Group ("PIRA"), a global provider of energy research and forecasting products and services. The purchase enhances Platts energy analytical capabilities by expanding its oil offering and strengthening its position in the natural gas and power markets.

•
In June of 2016, we acquired RigData, a provider of daily information on rig activity for the natural gas and oil markets across North America. The purchase enhances Platts energy analytical capabilities by strengthening its position in natural gas and enhancing its oil offering.

Increased Shareholder Return

During the three years ended December 31, 2018, we have returned approximately $5.1 billion to our shareholders through a combination of share repurchases and our quarterly dividends: we completed share repurchases of approximately $3.8 billion and distributed regular quarterly dividends totaling approximately $1.3 billion. Also, on January 30, 2019, the Board of Directors approved an increase in the quarterly common stock dividend from $0.50 per share to $0.57 per share.

Key Results

(in millions)	Year ended December 31,			% Change [1]
	2018	2017	2016	’18 vs ’17	’17 vs ’16
Revenue	$6,258	$6,063	$5,661	3%	7%
Operating profit [2]	$2,790	$2,583	$3,341	8%	(23)%
% Operating margin	45%	43%	59%
Diluted earnings per share from net income	$7.73	$5.78	$7.94	34%	(27)%

[1]	% changes in the tables throughout the MD&A are calculated off of the actual number, not the rounded number presented.

[2]
2018 includes legal settlement expenses of $74 million, Kensho retention related expense of $31 million, restructuring charges related to a business disposition and employee severance charges of $25 million and lease impairments of $11 million. 2017 includes legal settlement expenses of $55 million, employee severance charges of $44 million, a charge to exit leased facilities of $25 million, non-cash acquisition and disposition-related adjustments of $15 million and an asset write-off of $2 million. 2016 includes a $1.1 billion gain from our dispositions, a benefit related to net legal settlement insurance recoveries of $10 million, disposition-related costs of $48 million, a technology-related impairment charge of $24 million, employee severance charges of $6 million, a $3 million disposition-related reserve release and acquisition-related costs of $1 million. 2018, 2017 and 2016 also includes amortization of intangibles from acquisitions of $122 million, $98 million, and $96 million, respectively.

2018

Revenue increased 3% with a 1 percentage point favorable impact from foreign exchange rates. Revenue growth was driven by increases at Market Intelligence, Indices and Platts, partially offset by a decrease at Ratings. The increase at Market Intelligence was driven by annualized contract value growth in the Market Intelligence Desktop and Global Risk Services products. Revenue growth at Indices was driven by higher levels of assets under management for exchange traded funds ("ETFs") and mutual funds, and higher exchange-traded derivative volumes. The increase at Platts was due to continued demand for market data and price assessment products. These increases were partially offset by a decrease at Ratings driven by lower corporate bond ratings revenue.

Operating profit increased 8% with a 2 percentage point favorable impact from foreign exchange rates. Excluding the unfavorable impact of higher legal settlement expenses in 2018 of less than 1 percentage point, Kensho retention related expense in 2018 of less than 1 percentage point, and higher deal-related amortization in 2018 of less than 1 percentage point, partially offset by the favorable impact of higher employee severance charges in 2017 of less than1 percentage point, the favorable impact of non-cash acquisition and disposition-related adjustments in 2017 of less than 1 percentage point, operating profit increased 8%. The increase was primarily due to revenue growth at Market Intelligence, Indices and Platts and decreased compensation costs at Ratings and Corporate primarily driven by reduced incentive costs as well as the decreased headcount from attrition and prior year restructuring actions. These increases were partially offset by a decrease in revenue at Ratings, increased expenses at Market Intelligence due to an increase in cost of sales as a result of royalties tied to annualized contract value growth and increased data costs, and higher compensation costs at Market Intelligence and Indices primarily driven by additional headcount.

2017

Revenue increased 7% and was unfavorably impacted by 6 percentage points from the net impact of acquisitions and dispositions. Revenue growth was driven by increases at Ratings, Indices and Market Intelligence, partially offset by a decrease at Platts. The increase at Ratings was primarily due to growth in bank loan ratings revenue and corporate bond ratings revenue. Revenue growth at Indices was primarily due to higher levels of assets under management for ETFs and mutual funds. The increase at Market Intelligence was driven by annualized contract value growth in the Market Intelligence Desktop and Global Risk Services products, partially offset by the unfavorable impact of the disposition of non-core businesses in 2016. The decrease at Platts was driven by the unfavorable impact of the disposition of J.D. Power in 2016, partially offset by an increase due to continued demand for market data and price assessment products.

Operating profit decreased 23%. Excluding the unfavorable impact of the gain on dispositions in 2016 of 38 percentage points, higher net legal settlement expenses in 2017 of 2 percentage points, higher employee severance charges in 2017 of 1 percentage point, a charge to exit leased facilities of 1 percentage point and non-cash acquisition and disposition-related adjustments in 2017 of 1 percentage point, partially offset by the favorable impact of a technology-related impairment charge in 2016 of 1 percentage point and higher disposition-related costs in 2016 of 1 percentage point, operating profit increased 17%. This increase was primarily due to revenue growth at Ratings, Indices and Market Intelligence as discussed above, partially offset by higher compensation costs due to increased incentive costs and additional headcount.

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

We seek to deliver an exceptional, differentiated customer experience across the globe. We strive for operational excellence, continuous innovation, and a high performance culture driven by our best-in-class talent. In 2019, we will strive to deliver on our strategic priorities in the following four categories by:

Finance

•	Delivering revenue growth and EBITA margin targets and delivering on commitments to return capital to shareholders and create capacity to invest;

•	Investing for mid- to long-term revenue growth that meets or exceeds market growth rates; and

•	Pursuing a disciplined acquisition, investment and partnership strategy.

Customer

•	Strengthening and growing the core businesses;

•	Delivering a modern, digital, integrated platform and user experience that enhances customer value, accompanied by thoughtful user migration plans;

•	Expanding our presence in China to capture market opportunities;

•	Building and promoting new products to solve customer pain points and deliver new commercial propositions in ESG, data marketplace, and small and medium-sized enterprises; and

•	Enhancing teamwork and adopting commercial tools and processes to improve the clarity and quality of insights we gather from customers, and improve revenue capture.

Operations

•	Transforming technology infrastructure to support growth, improve cost efficiency and mitigate cyber risk;

•	Adopting core management systems, tools and processes across the Company to improve priortization and agility, drive execution, and reduce complexity;

•	Developing an enterprise-wide data strategy and execution plan, leveraging machine learning and data science; and

•	Further enhancing our commitment to our robust risk, internal control and compliance culture.

People

•	Creating an inclusive performance-driven culture that drives employee engagement;

•	Promoting internal mobility and attracting and retaining the best people; and

•	Improving diversity in overall representation through talent acquisition and retention.

There can be no assurance that we will achieve success in implementing any one or more of these strategies as a variety of factors could unfavorably impact operating results, including prolonged difficulties in the global credit markets and a change in the regulatory environment affecting our businesses. See Item 1a, Risk Factors, in this Annual Report on Form 10-K.

Further projections and discussion on our 2019 outlook for our segments can be found within “ – Results of Operations”.

RESULTS OF OPERATIONS

Consolidated Review

(in millions)	Year ended December 31,			% Change
	2018	2017	2016	’18 vs ’17	’17 vs ’16
Revenue	$6,258	$6,063	$5,661	3%	7%
Expenses:
Operating-related expenses	1,701	1,695	1,773	—%	(4)%
Selling and general expenses	1,561	1,605	1,467	(3)%	9%
Depreciation and amortization	206	180	181	14%	(1)%
Total expenses	3,468	3,480	3,421	—%	2%
Gain on dispositions	—	—	(1,101)	N/M	N/M
Operating profit	2,790	2,583	3,341	8%	(23)%
Other income, net	(25)	(27)	(28)	8%	5%
Interest expense, net	134	149	181	(10)%	(18)%
Provision for taxes on income	560	823	960	(32)%	(14)%
Net income	2,121	1,638	2,228	30%	(27)%
Less: net income attributable to noncontrolling interests	(163)	(142)	(122)	15%	16%
Net income attributable to S&P Global Inc.	$1,958	$1,496	$2,106	31%	(29)%
N/M - not meaningful

Revenue

(in millions)	Year ended December 31,			% Change
	2018	2017	2016	’18 vs ’17	’17 vs ’16
Subscription revenue	$2,682	$2,454	$2,364	9%	4%
Non-subscription / transaction revenue	1,428	1,599	1,460	(11)%	9%
Non-transaction revenue	1,381	1,338	1,259	3%	6%
Asset-linked fees	542	484	400	12%	21%
Sales usage-based royalties	225	188	178	19%	6%
% of total revenue:
Subscription revenue	43%	41%	42%
Non-subscription / transaction revenue	23%	26%	26%
Non-transaction revenue	22%	22%	22%
Asset-linked fees	9%	8%	7%
Sales usage-based royalties	3%	3%	3%

U.S. revenue	$3,750	$3,658	$3,461	3%	6%
International revenue:
European region	1,543	1,473	1,330	5%	11%
Asia	647	594	575	9%	3%
Rest of the world	318	338	295	(6)%	14%
Total international revenue	$2,508	$2,405	$2,200	4%	9%
% of total revenue:
U.S. revenue	60%	60%	61%
International revenue	40%	40%	39%

2018
Revenue increased 3% as compared to 2017. Subscription revenue increased primarily from growth in Market Intelligence's average contract values and continued demand for Platt's proprietary content. Non-transaction revenue grew at Ratings primarily due to an increase in surveillance fees, higher entity credit ratings revenue and an increase in royalty revenue. Non-subscription / transaction revenue decreased as a decline in corporate bond ratings revenue was partially offset by an increase in structured finance revenue and bank loan ratings revenue at Ratings. Asset-linked fees increased primarily due to the impact of higher levels of assets under management for ETFs and mutual funds at Indices. Sales usage-based royalties increased primarily driven by higher volumes for exchange-traded derivatives at Indices. See “Segment Review” below for further information.

Foreign exchange rates had a one percentage point favorable impact on revenue. This impact refers to constant currency comparisons estimated by recalculating current year results of foreign operations using the average exchange rate from the prior year.

2017
Revenue increased 7% as compared to 2016. Subscription revenue increased primarily from growth in Market Intelligence's average contract values and continued demand for Platts’ proprietary content, partially offset by the unfavorable impact of the disposition of non-core businesses in 2016. Non-transaction revenue grew at Ratings primarily due to an increase in surveillance fees. Non-subscription / transaction revenue increased primarily due to an increase in bank loan ratings revenue and corporate bond ratings revenue at Ratings, partially offset by the unfavorable impact of the disposition of non-core businesses in 2016. Asset-linked fees increased due to the impact of higher levels of assets under management for ETFs and mutual funds. See “Segment Review” below for further information.

Foreign exchange rates had a negligible impact on revenue. This impact refers to constant currency comparisons estimated by recalculating current year results of foreign operations using the average exchange rate from the prior year.

Total Expenses

The following tables provide an analysis by segment of our operating-related expenses and selling and general expenses for the years ended December 31, 2018 and 2017:

(in millions)	2018		2017		% Change
	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses
Ratings [1]	$813	$509	$864	$574	(6)%	(11)%
Market Intelligence [2]	663	525	624	497	6%	6%
Platts [3]	226	181	222	203	2%	(11)%
Indices	101	162	95	145	6%	11%
Intersegment eliminations [4]	(125)	—	(110)	—	(14)%	N/M
Total segments	1,678	1,377	1,695	1,419	(1)%	(3)%
Corporate Unallocated expense [5]	23	184	—	186	N/M	(1)%
	$1,701	$1,561	$1,695	$1,605	—%	(3)%
N/M - not meaningful

[1]
In 2018, selling and general expenses include legal settlement expenses of $74 million and employee severance charges of $8 million. In 2017, selling and general expenses include legal settlement expenses of $55 million and employee severance charges of $25 million.

[2]
In 2018, selling and general expenses include restructuring charges related to a business disposition and employee severance charges of $7 million. In 2017, selling and general expenses include employee severance charges of $7 million and a non-cash disposition-related adjustment of $4 million.

3 In 2017, selling and general expenses include a non-cash acquisition-related adjustment of $11 million, a charge to exit a leased facility of $6 million, an asset write-off of $2 million and employee severance charges of $2 million.

[4]	Intersegment eliminations primarily relate to a royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings.

[5]
In 2018, selling and general expenses include Kensho retention related expense of $31 million, lease impairments of $11 million and employee severance charges of $10 million. In 2017, selling and general expenses include a charge to exit leased facilities of $19 million and employee severance charges of $10 million.

Operating-Related Expenses
Operating-related expenses remained relatively unchanged as compared to 2017, increasing $6 million or less than 1%. Market Intelligence increased due to an increase in cost of sales as a result of royalties tied to annualized contract value growth and increased data costs, and higher compensation costs related to additional headcount. Additionally, operating-related expenses increased due to the acquisition of Kensho in April of 2018. These increases were partially offset by decreased compensation costs at Ratings primarily driven by reduced incentive costs as well as the decreased headcount from attrition and prior year restructuring actions.

Selling and General Expenses
Selling and general expenses decreased 3%. Excluding the favorable impact of higher employee severance charges in 2017 of 59 percentage points, non-cash acquisition and disposition-related adjustments in 2017 of 48 percentage points, higher lease impairment charges in 2017 of 43 percentage points and an asset write-off in 2017 of 7 percentage points, partially offset by the unfavorable impact of Kensho retention related expense in 2018 of 98 percentage points and higher legal settlement expenses in 2018 of 59 percentage points, selling and general expenses decreased 3%. The decrease is due to decreased compensation costs at Ratings primarily driven by reduced incentive costs, as well as the decreased headcount from attrition and prior year restructuring actions, and a reduction in Corporate Unallocated expense due to a reduction in vacant space, technology spend and professional fees. These decreases were partially offset by higher compensation costs at Market Intelligence and Indices, and increased expenses due to the acquisition of Kensho in April of 2018.

Depreciation and Amortization
Depreciation and amortization increased $26 million, or 14%, compared to 2017 due to an increase in amortization expense primarily related to the acquisition of Kensho in April of 2018.

The following tables provide an analysis by segment of our operating-related expenses and selling and general expenses for the years ended December 31, 2017 and 2016:

(in millions)	2017		2016		% Change
	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses
Ratings [1]	$864	$574	$797	$447	8%	28%
Market Intelligence [2]	624	497	667	532	(7)%	(7)%
Platts [3]	222	203	292	246	(24)%	(17)%
Indices	95	145	115	103	(17)%	41%
Intersegment eliminations [4]	(110)	—	(98)	—	(12)%	N/M
Total segments	1,695	1,419	1,773	1,328	(4)%	7%
Corporate Unallocated expense[5]	—	186	—	139	N/M	34%
	$1,695	$1,605	$1,773	$1,467	(4)%	9%
N/M - not meaningful

[1]
In 2017, selling and general expenses include legal settlement expenses of $55 million and employee severance charges of $25 million. In 2016, selling and general expenses include a benefit related to net legal settlement insurance recoveries of $10 million and employee severance charges of $6 million.

[2]
In 2017, selling and general expenses include employee severance charges of $7 million and a non-cash disposition-related adjustment of $4 million. 2016 includes disposition-related costs of $43 million, a technology-related impairment charge of $24 million and an acquisition-related cost of $1 million.

[3]
In 2017, selling and general expenses include a non-cash acquisition-related adjustment of $11 million, a charge to exit a leased facility of $6 million, an asset write-off of $2 million and employee severance charges of $2 million. In 2016, selling and general expenses include disposition-related costs of $5 million.

[4]	Intersegment eliminations primarily relate to a royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings.

[5]
In 2017, selling and general expenses include a charge to exit leased facilities of $19 million and employee severance charges of $10 million. In 2016, selling and general expenses include $3 million from a disposition-related reserve release.

Operating-Related Expenses
Operating-related expenses decreased $78 million, or 4%, as compared to 2016. The decrease was due to the disposition of non-core businesses at Market Intelligence and Platts in 2016. This decrease was partially offset by an increase at Ratings due to higher compensation costs related to increased incentive costs and additional headcount.

Selling and General Expenses
Selling and general expenses increased 9%. Excluding the unfavorable impact of higher net legal settlement expenses in 2017 of 4 percentage points, higher employee severance charges in 2017 of 2 percentage points, a charge to exit leased facilities in 2017 of 2 percentage points and non-cash acquisition and disposition related costs in 2017 of 1 percentage point, partially offset by the favorable impact of higher disposition-related costs in 2016 of 3 percentage points and a technology-related impairment charge in 2016 of 2 percentage points, selling and general expenses increased 5%. The increase is due to higher compensation costs related to incentives and additional headcount at Ratings and Indices and an increase at Corporate primarily due to performance related incentive compensation and Company-wide technology projects. This increase was partially offset by a decrease at Platts as a result of the sale of J.D. Power in 2016.

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
We internally manage our operations by reference to operating profit with economic resources allocated primarily based on each segment's contribution to operating profit. Segment operating profit is defined as operating profit before Corporate Unallocated. Segment operating profit is not, however, a measure of financial performance under U.S. GAAP, and may not be defined and calculated by other companies in the same manner.
The table below reconciles segment operating profit to total operating profit:

(in millions)	Year ended December 31,			% Change
	2018	2017	2016	’18 vs ’17	’17 vs ’16
Ratings [1]	$1,530	$1,517	$1,256	1%	21%
Market Intelligence [2]	545	457	729	19%	(37)%
Platts [3]	383	326	1,090	18%	(70)%
Indices [4]	563	478	413	18%	16%
Total segment operating profit	3,021	2,778	3,488	9%	(20)%
Corporate Unallocated [5]	(231)	(195)	(147)	(19)%	(33)%
Total operating profit	$2,790	$2,583	$3,341	8%	(23)%

[1]
2018 includes legal settlement expenses of $74 million and employee severance charges of $8 million. 2017 includes legal settlement expenses of $55 million and employee severance charges of $25 million. 2016 includes a benefit related to net legal settlement insurance recoveries of $10 million and employee severance charges of $6 million. 2018, 2017 and 2016 also includes amortization of intangibles from acquisitions of $2 million, $4 million and $5 million, respectively.

[2]
2018 includes restructuring charges related to a business disposition and employee severance charges of $7 million. 2017 includes employee severance charges of $7 million and a non-cash disposition-related adjustment of $4 million. 2016 includes a $373 million gain from our dispositions, disposition-related costs of $43 million, a technology-related impairment charge of $24 million and an acquisition-related cost of $1 million. 2018, 2017 and 2016 includes amortization of intangibles from acquisitions of $73 million, $71 million and $72 million, respectively.

[3]
2017 includes a non-cash acquisition-related adjustment of $11 million, a charge to exit a leased facility of $6 million, an asset write-off of $2 million and employee severance charges of $2 million. 2016 includes a $728 million gain from our disposition of J.D. Power and disposition-related costs of $5 million. 2018, 2017 and 2016 includes amortization of intangibles from acquisitions of $18 million, $18 million and $14 million, respectively.

[4]	2018, 2017 and 2016 includes amortization of intangibles from acquisitions of $6 million.

[5]
2018 includes Kensho retention related expense of $31 million, lease impairments of $11 million and employee severance charges of $10 million. In 2017, selling and general expenses include a charge to exit leased facilities of $19 million and employee severance charges of $10 million. In 2016, selling and general expenses include $3 million from a disposition-related reserve release. 2018 also includes amortization of intangibles from acquisitions of $23 million.

2018

Segment Operating Profit — Increased $243 million, or 9% as compared to 2017. Excluding the favorable impact of higher employee severance charges in 2017 of 1 percentage point and non-cash acquisition and disposition related adjustments of 1 percentage point, partially offset by the unfavorable impact of higher legal settlement charges in 2018 of 1 percentage point, segment operating profit increased 7%. This increase was primarily due to revenue growth at Market Intelligence, Indices and Platts as discussed above and decreased compensation costs at Ratings primarily driven by reduced incentive costs as well as the decreased headcount from attrition and prior year restructuring actions. These increases were partially offset by a decrease in revenue at Ratings, increased expenses at Market Intelligence due to an increase in cost of sales as a result of royalties tied to annualized contract value growth and increased data costs, and higher compensation costs at Market Intelligence and Indices primarily driven by additional headcount. See “ – Segment Review” below for further information.

Corporate Unallocated — Corporate Unallocated includes costs for corporate center functions, select initiatives and unoccupied office space, included in selling and general expenses, and the results for Kensho. Corporate Unallocated operating loss increased by $36 million or 19% as compared to 2017. Excluding the unfavorable impact of Kensho retention related expense in 2018 of 17 percentage points, higher deal-related amortization of 12 percentage points, partially offset by higher lease impairment charges in 2017 of 4 percentage points, Corporate Unallocated loss decreased 6% due to a reduction in vacant space, performance related incentive compensation and professional fees.

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

2017

Segment Operating Profit — Decreased $710 million, or 20% as compared to 2016. Excluding the unfavorable impact of the gain on dispositions in 2016 of 36 percentage points, higher net legal settlement expenses in 2017 of 2 percentage points, higher employee severance charges in 2017 of 1 percentage point and non-cash acquisition and disposition-related adjustments in 2017 of 1 percentage point, partially offset by the favorable impact of higher disposition-related costs in 2016 of 2 percentage points and a technology-related impairment charge in 2016 of 1 percentage point, segment operating profit increased 17%. This increase was primarily due to revenue growth at Ratings, Indices and Market Intelligence as discussed above, partially offset by higher compensation costs due to additional increased incentive costs and additional headcount. See “ – Segment Review” below for further information.

Corporate Unallocated — Corporate Unallocated includes costs for corporate center functions, select initiatives and unoccupied office space, included in selling and general expenses. Corporate Unallocated operating loss increased by $48 million or 33% as compared to 2016. Excluding the unfavorable impact of a charge to exit leased facilities in 2017 of 13 percentage points, employee severance charges in 2017 of 7 percentage points and a disposition-related reserve release in 2016 of 2 percentage points, Corporate Unallocated operating loss increased 11%. This increase was primarily due to performance related incentive compensation and Company-wide technology projects.

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

Other Income, net

Other income, net for 2018, 2017 and 2016 was $25 million, $27 million and $28 million, respectively, and primarily includes the net periodic benefit cost for our retirement and postretirement.

Interest Expense, net

Net interest expense for 2018 decreased $16 million or 10% as compared to 2017, driven by the release of reserves for accrued interest related to the resolution of various tax audits in 2018.

Net interest expense for 2017 decreased $32 million or 18% as compared to 2016, primarily as a result of the favorable impact of lower interest rates on the $500 million of senior notes issued in 2016 compared to the $400 million senior notes that were repaid in the third quarter of 2016.

Provision for Income Taxes

Our effective tax rate was 20.9%, 33.4% and 30.1% for 2018, 2017 and 2016, respectively. The decrease in 2018 was primarily due to the reduction of the U.S. federal corporate tax rate as a result of the enactment of the Tax Cuts and Jobs Act ("TCJA"). Additionally, a one-time net tax charge of $149 million due to the TCJA was recorded in 2017, which included tax expense of approximately $173 million on the deemed repatriation of foreign earnings and a tax benefit of approximately $24 million in respect of the re-valuation of the net U.S. deferred tax liabilities at the reduced corporate income tax rate.

The Company is continuously subject to tax examinations in various jurisdictions. In May 2017, the IRS issued a 30-Day Letter proposing to increase the Company’s federal income tax for the 2015 tax year by approximately $242 million. This increase related primarily to the IRS’s proposed disallowance of claimed tax deductions for certain amounts paid in 2015 to settle lawsuits by nineteen states and the District of Columbia. In April 2018, the Company and the IRS formally agreed to a settlement for $14 million that had been fully reserved in prior periods.

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

Non-transaction revenue primarily includes fees for surveillance of a credit rating, annual fees for customer relationship-based pricing programs, fees for entity credit ratings and global research and analytics. Non-transaction revenue also includes an intersegment royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings. Royalty revenue was 2018, 2017 and 2016 was $109 million, $100 million and $92 million, respectively.

The following table provides revenue and segment operating profit information for the years ended December 31:

(in millions)	Year ended December 31,			% Change
	2018	2017	2016	’18 vs ’17	’17 vs ’16
Revenue	$2,883	$2,988	$2,535	(4)%	18%

Non-transaction revenue	$1,506	$1,448	$1,357	4%	7%
Transaction revenue	$1,377	$1,540	$1,178	(11)%	31%
% of total revenue:
Non-transaction revenue	52%	48%	54%
Transaction revenue	48%	52%	46%

U.S. revenue	$1,619	$1,716	$1,462	(6)%	17%
International revenue	$1,264	$1,272	$1,073	(1)%	19%
% of total revenue:
U.S. revenue	56%	57%	58%
International revenue	44%	43%	42%

Operating profit [1]	$1,530	$1,517	$1,256	1%	21%
% Operating margin	53%	51%	50%

[1]
2018 includes legal settlement expenses of $74 million and employee severance charges of $8 million. 2017 includes legal settlement expenses of $55 million and employee severance charges of $25 million. 2016 includes a benefit related to net legal settlement insurance recoveries of $10 million and employee severance charges of $6 million. 2018, 2017 and 2016 also includes amortization of intangibles from acquisitions of $2 million, $4 million and $5 million, respectively.

2018

Revenue decreased 4% due to a decline in transaction revenue, partially offset by an increase in non-transaction revenue. Transaction revenue decreased due to a decline in corporate bond ratings revenue driven by lower corporate bond issuance in the U.S. and Europe, partially offset by an increase in structured finance revenue and bank loan ratings revenue. The increase in structured finance transaction revenue was driven by increased U.S. collateralized loan obligations ("CLO") issuance in the first half of the year. Non-transaction revenue grew due to an increase in surveillance fees, higher entity credit ratings revenue, an increase in royalty revenue, and an increase in Ratings Evaluation Service activity. Transaction and non-transaction revenue benefited from improved contract terms across product categories.

Operating profit increased 1%, with a 3 percentage point favorable impact from foreign exchange rates. Excluding the unfavorable impact of higher legal settlement expenses in 2018 of 6 percentage points, partially offset by the favorable impact of higher employee severance charges in 2017 of 5 percentage points and higher amortization of intangibles from acquisitions in 2017 of 1 percentage point, operating profit increased 1%. This increase was primarily due to the favorable impact of foreign exchange rates and a decrease in compensation costs related to lower incentive costs as well as the decreased headcount from attrition and prior year restructuring actions, partially offset by the decrease in revenue discussed above and an increase in costs related to the development of a global center for technology talent in India.

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

Market Issuance Volumes

We monitor market issuance volumes regularly within Ratings. Market issuance volumes noted within the discussion that follows are based on the domicile of the issuer. Issuance volumes can be reported in two ways: by “domicile” which is based on where an issuer is located or where the assets associated with an issue are located, or based on “marketplace” which is where the bonds are sold. The following tables depict changes in market issuance levels as compared to the prior year, based on a composite of Thomson Financial, Harrison Scott Publications and Dealogic market issuance views.

	2018 Compared to 2017
Corporate Bond Issuance *	U.S.	Europe	Global
High-yield issuance	(43)%	(34)%	(40)%
Investment grade	(23)%	4%	(5)%
Total new issue dollars — Corporate issuance	(26)%	(2)%	(10)%

*	Includes Industrials and Financial Services.

•
The 2018 decrease in global corporate issuance, primarily driven by a decline in high-yield issuance, was mainly due to increased market volatility, slowing global economic growth and higher interest rates in the U.S. compared to more favorable market conditions in 2017. Market conditions in 2017 were favorable due to tightening credit spreads and some issuers going to market in advance of expected interest rate increases. Additionally, increased liquidity provided to U.S. companies driven by tax reform is unfavorably impacting issuance growth.

	2018 Compared to 2017
Structured Finance	U.S.	Europe	Global
Asset-backed securities (“ABS”)	6%	16%	11%
Structured credit	(2)%	21%	2%
Commercial mortgage-backed securities (“CMBS”)	(18)%	54%	(12)%
Residential mortgage-backed securities (“RMBS”)	32%	22%	28%
Covered bonds	**	54%	61%
Total new issue dollars — Structured finance	1%	38%	18%
** Represents no activity in 2018 and 2017.

•	ABS issuance was up in the U.S. due to an increase in auto and non-traditional asset transactions and Europe reflecting an increase in auto transactions.

•	Issuance was up in the European structured credit markets mainly driven by new CLO transactions.

•	CMBS issuance was down in the U.S. reflecting decreased market volume. European CMBS issuance was up, although from a low 2017 base.

•	RMBS issuance was up in the U.S. and in Europe reflecting increased market volume.

•
Covered bond (debt securities backed by mortgages or other high-quality assets that remain on the issuer's balance sheet) issuance in Europe was up partially due to the impact of new regulations bringing consistency across countries within Europe.

Industry Highlights and Outlook

Revenue decreased in 2018 due to a decrease in corporate bond ratings revenue driven by lower corporate bond issuance. In 2018, Ratings focused on international expansion particularly in China. In 2019, Ratings will continue to focus on strengthening analytical excellence to drive market relevance, executing on foundational technology and data initiatives, and entering new high-potential geographies with innovative products.

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

European Union
In the European Union ("EU"), the credit rating industry is registered and supervised through a pan-European regulatory framework which is a compilation of three sets of legislative actions. In 2009, the European Parliament passed a regulation (“CRA1”) that established an oversight regime for the credit rating industry in the EU, which became effective in 2010. CRA1 requires the registration, formal regulation and periodic inspection of credit rating agencies operating in the EU. Ratings was granted registration in October of 2011. In January of 2011, the EU established the European Securities and Markets Authority (“ESMA”), which, among other things, has direct supervisory responsibility for the registered credit rating industry throughout the EU.

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

The financial services industry is subject to the potential for increased regulation in the EU.

Other Jurisdictions
Outside of the U.S. and the EU, regulators and government officials have also been implementing formal oversight of credit rating agencies. Ratings is subject to regulations in most of the foreign jurisdictions in which it operates and continues to work closely with regulators globally to promote the global consistency of regulatory requirements. Regulators in additional countries may introduce new regulations in the future. This includes the UK, which is in the process of establishing its own credit rating agencies oversight regime for its exit from the EU.

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

Market Intelligence

Market Intelligence's portfolio of capabilities is designed to help investment professionals, government agencies, corporations and universities track performance, generate alpha, identify investment ideas, understand competitive and industry dynamics, perform valuations and assess credit risk.

In January of 2017, we completed the sale of Quant House SAS ("QuantHouse"), included in our Market Intelligence segment, to QH Holdco, an independent third-party. In November of 2016, we entered into a put option agreement that gave the Company the right, but not the obligation, to put the entire share capital of QuantHouse to QH Holdco. As a result, we classified the assets and liabilities of QuantHouse, net of our costs to sell, as held for sale, which is included in prepaid and other current assets and other current liabilities, respectively, in our consolidated balance sheet as of December 31, 2016 resulting in an aggregate loss of $31 million. On January 4, 2017, we exercised the put option, thereby entering into a definitive agreement to sell QuantHouse to QH Holdco. On January 9, 2017, we completed the sale of QuantHouse to QH Holdco.

In October of 2016, we completed the sale of SPSE and CMA for $425 million in cash to Intercontinental Exchange, an operator of global exchanges, clearing houses and data services. During the year ended December 31, 2016, we recorded a pre-tax gain of $364 million ($297 million after-tax) in gain on dispositions in the consolidated statement of income related to the sale of SPSE and CMA. Additionally, in October of 2016, we completed the sale of Equity Research, a business within our Market Intelligence segment to CFRA, a leading independent provider of forensic accounting research, analytics and advisory services. During the year ended December 31, 2016, we recorded a pre-tax gain of $9 million ($5 million after-tax) in gain on dispositions in the consolidated statement of income related to the sale of Equity Research.

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

Subscription revenue at Market Intelligence is primarily derived from distribution of data, analytics, third-party research, and credit ratings-related information primarily through web-based channels, including Market Intelligence Desktop, RatingsDirect®, RatingsXpress®, and Credit Analytics. Non-subscription revenue at Market Intelligence is primarily related to certain advisory, pricing and analytical services.

The following table provides revenue and segment operating profit information for the years ended December 31:

(in millions)	Year ended December 31,			% Change
	2018	2017	2016	’18 vs ’17	’17 vs ’16
Revenue	$1,833	$1,683	$1,661	9%	1%

Subscription revenue	$1,773	$1,614	$1,543	10%	5%
Non-subscription revenue	$40	$46	$99	(13)%	(54)%
Asset-linked fees	$20	$23	$19	(14)%	19%
% of total revenue:
Subscription revenue	97%	96%	93%
Non-subscription revenue	2%	3%	6%
Asset-linked fees	1%	1%	1%

U.S. revenue	$1,180	$1,114	$1,122	6%	(1)%
International revenue	$653	$569	$539	14%	6%
% of total revenue:
U.S. revenue	64%	66%	68%
International revenue	36%	34%	32%

Operating profit [1]	$545	$457	$729	19%	(37)%
% Operating margin	30%	27%	44%

[1]
2018 includes restructuring charges related to a business disposition and employee severance charges of $7 million. 2017 includes employee severance charges of $7 million and a non-cash disposition-related adjustment of $4 million. 2016 includes a $373 million gain from our dispositions, disposition-related costs of $43 million, a technology-related impairment charge of $24 million and an acquisition-related cost of $1 million. 2018, 2017 and 2016 includes amortization of intangibles from acquisitions of $73 million, $71 million and $72 million, respectively.

Note - In 2018, Trucost plc ("Trucost") was integrated from Indices into Market Intelligence and historical reporting was retroactively revised to reflect the change.

2018

Revenue increased 9% and was favorably impacted by 1 percentage point from the impact of recent acquisitions. Excluding acquisitions, the revenue increase was driven by growth in annualized contract values in the Market Intelligence Desktop, RatingsXpress® and RatingsDirect® products from new and existing customers. The number of users and customers continued to grow for each of these products in 2018. Increases in annualized contract value for certain of our data feed products within Data Management Solutions also contributed to revenue growth. Both domestic and international revenue increased compared to 2017. In 2018, international revenue represented 36% of Market Intelligence's total revenue compared to 34% in 2017.

Operating profit increased 19%, with a 3 percentage point favorable impact from foreign exchange rates. Excluding the favorable impact of a non-cash disposition-related adjustment in 2017 of 8 percentage points and higher employee severance charges in 2017 of 2 percentage points, partially offset by the unfavorable impact of higher amortization in 2018 of 5 percentage points and disposition-related costs in 2018 of 2 percentage points, operating profit increased 16%. The increase was primarily due to revenue growth, partially offset by an increase in cost of sales as a result of royalties tied to annualized contract value growth and increased data costs, and higher compensation costs driven by additional headcount partially related to the acquisitions of Panjiva Inc. ("Panjiva") in February of 2018 and the RateWatch business ("RateWatch") in June of 2018. See Note 2 - Acquisitions and Divestitures to the Consolidated Financial Statements and Supplementary Data, in the Annual Report on Form 10-K for further discussion.

2017

Revenue increased 1% and was unfavorably impacted by 8 percentage points from the net impact of acquisitions and dispositions. Excluding these acquisitions and dispositions, the revenue increase was driven by growth in annualized contract values in the Market Intelligence Desktop, RatingsXpress® and RatingsDirect® products from new and existing customers. The number of users and customers continued to grow for each of these products in 2017. Increases in annualized contract value for certain of our data feed products within Data Management Solutions also contributed to revenue growth. International revenue increased and domestic revenue decreased slightly compared to 2016. In 2017, international revenue represented 34% of Market Intelligence's total revenue compared to 32% in 2016. Revenue growth was unfavorably impacted by the dispositions of SPSE and CMA in October of 2016, Equity Fund Research in October of 2016 and QuantHouse in January of 2017, and favorably impacted by the acquisition of Trucost in October of 2016. See Note 2 — Acquisitions and Divestitures to the Consolidated Financial Statements and Supplementary Data, in the Annual Report on Form 10-K for further discussion.

Operating profit decreased 37%. Excluding the unfavorable impact of the gain on dispositions in 2016 of 55 percentage points, higher employee severance charges in 2017 of 1 percentage point and a non-cash acquisition adjustment in 2017 of 1 percentage point, partially offset by the favorable impact of disposition-related costs in 2016 of 6 percentage points and a technology-related impairment charge in 2016 of 4 percentage points, operating profit increased 9%. The increase is due to margin improvement from existing businesses, partially offset by the unfavorable impact of the dispositions discussed above.

Industry Highlights and Outlook

In 2018, Market Intelligence continued to develop its desktop platform by enhancing its product offerings and developing its analytical capabilities. Market Intelligence released the latest version of the desktop platform with significant content, feature, and performance enhancements and introduced the initial release of Kensho-driven topic search. Additionally, the segment integrated and leveraged recent acquisitions to develop and expand its analytical capabilities and offerings. In 2019, Market Intelligence will continue to focus on leveraging its strong content heritage to expand the core business, streamlining and enriching the customer experience across all delivery platforms, and harnessing new data sources and technology to extend into new growth areas and geographies.

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

European Union
The EU enacted a package of legislative measures known as MiFID II ("MiFID II"), which revises and updates the existing EU Markets in Financial Instruments Directive framework, and the substantive provisions became applicable in all EU Member States as of January 3, 2018. MiFID II includes provisions that, among other things: (i) impose new conditions and requirements on the licensing of benchmarks and provide for non-discriminatory access to exchanges and clearing houses; (ii) modify the categorization and treatment of certain classes of derivatives; (iii) expand the categories of trading venue that are subject to regulation; (iv) require the unbundling of investment research and direct  how asset managers pay for research either out of a research payment account or from a firm’s profits; and (v) provide for the mandatory trading of certain derivatives on exchanges (complementing the mandatory derivative clearing requirements in the EU Market Infrastructure Regulation of 2011). Although the MiFID II package is “framework” legislation (meaning that much of the detail of the rules will be set out in subordinate measures, including some technical standards yet to be adopted by the European Commission.

Platts

Platts is the leading independent provider of information and benchmark prices for the commodity and energy markets. Platts provides essential price data, analytics, and industry insight enabling the commodity and energy markets to perform with greater transparency and efficiency.

Platts' revenue is generated primarily through the following sources:

•	Subscription revenue — primarily from subscriptions to our real-time news, market data and price assessments, along with other information products;

•	Sales usage-based royalties — primarily from licensing of our proprietary market price data and price assessments to commodity exchanges, and

•	Non-subscription revenue — conference sponsorship, consulting engagements, and events.

We completed the sale of J.D. Power on September 7, 2016, with the results included in Platts results through that date. During the year ended December 31, 2016, we recorded a pre-tax gain of $728 million ($516 million after-tax) in gain on dispositions in the consolidated statement of income related to the sale of J.D. Power.

(in millions)	Year ended December 31,			% Change
	2018	2017	2016	’18 vs ’17	’17 vs ’16
Revenue	$815	$774	$925	5%	(16)%

Subscription revenue	$750	$704	$689	6%	2%
Sales usage-based royalties	$54	$57	$53	(5)%	7%
Non-subscription revenue	$11	$13	$183	(12)%	(93)%
% of total revenue:
Subscription revenue	92%	91%	74%
Sales usage-based royalties	7%	7%	6%
Non-subscription revenue	1%	2%	20%

U.S. revenue	$283	$284	$400	—%	(29)%
International revenue	$532	$490	$525	9%	(7)%
% of total revenue:
U.S. revenue	35%	37%	43%
International revenue	65%	63%	57%

Operating profit [1]	$383	$326	$1,090	18%	(70)%
% Operating margin	47%	42%	118%

[1]
2017 includes a non-cash acquisition-related adjustment of $11 million, a charge to exit a leased facility of $6 million, an asset write-off of $2 million and employee severance charges of $2 million. 2016 includes a $728 million gain from our disposition of J.D. Power and disposition-related costs of $5 million. 2018, 2017 and 2016 includes amortization of intangibles from acquisitions of $18 million, $18 million and $14 million, respectively.

2018

Revenue increased 5% due to continued demand for market data and price assessment products across all commodity sectors, led by petroleum, partially offset by a decrease in sales usage-based royalties from the licensing of our proprietary market price data and price assessments to commodity exchanges mainly due to a decline in oil trading volumes in the first nine months of 2018. Demand for market data and price assessment products was driven by international customers. While petroleum is still the biggest revenue driver, the proportional revenue mix continues to become more diversified as other sectors contributed to revenue growth including petrochemicals, metals and agriculture. International revenue increased and domestic revenue remained relatively unchanged compared to 2017. In 2018, international revenue represented 65% of Platts total revenue compared to 63% in 2017.

Operating profit increased 18%. Excluding the favorable impact of a non-cash acquisition-related adjustment in 2017 of 4 percentage points, a charge to exit a leased facility in 2017 of 2 percentage points, an asset write-off in 2017 of 1 percentage point and employee severance charges in 2017 of 1 percentage point, operating profit increased 10%, with the increase largely driven by revenue growth.

2017

Revenue decreased 16% and was unfavorably impacted by 21 percentage points from the net impact of acquisitions and dispositions discussed below. Excluding these acquisitions and dispositions, revenue increased due to continued demand for market data and price assessment products across all commodity sectors, led by petroleum. Demand for market data and price assessment products was driven by international customers. While petroleum is still the biggest revenue driver, the proportional revenue mix continues to become more diversified as other sectors contributed to revenue growth including petrochemicals, metals and agriculture. Both domestic and international revenue decreased compared to 2016 due to the unfavorable impact from the disposition of J.D. Power. In 2017, international revenue represented 63% of Platts total revenue compared to 57% in 2016. Revenue was unfavorably impacted by the disposition of J.D. Power in September of 2016 and favorably impacted by the acquisitions of RigData and PIRA in June of 2016 and September of 2016, respectively. See Note 2 - Acquisitions and Divestitures to the Consolidated Financial Statements and Supplementary Data, in the Annual Report on Form 10-K for further discussion.

Operating profit decreased 70%. Excluding the unfavorable impact of the gain on dispositions in 2016 of 64 percentage points, a non-cash acquisition-related adjustment in 2017 of 1 percentage point and a charge to exit a leased facility of 1 percentage point, operating profit decreased 4% due to the unfavorable impact from the disposition of J.D. Power.

Industry Highlights and Outlook

In 2018, sustained demand for market data and price assessment products across all commodity sectors, led by petroleum, continued to drive revenue growth despite small declines in sales usage-based royalty revenue. In 2018, Platts set the groundwork for enhancing its commercial model and simplifying its customer facing and operating platforms for improved user experience. In 2019, Platts will continue to focus on extending the core business through innovation, simplifying its product and platform strategy, and driving commercial transformation.

Legal and Regulatory Environment

Platts’ commodities price assessment and information business is subject to increasing regulatory scrutiny in the U.S. and abroad. As discussed below under the heading “Indices-Legal and Regulatory Environment”, the financial benchmarks industry is subject to the new benchmark regulation in the EU (the “EU Benchmark Regulation”) as well as potential increased regulation in other jurisdictions. As a result of these measures, as well as measures that could be taken in other jurisdictions outside of Europe, Platts will be required in due course to obtain registration or authorization in connection with its benchmark and price assessment activities in Europe and potentially elsewhere.

European Union
The EU has enacted MiFID II, which revise and update the existing EU Markets in Financial Instruments Directive and the substantive provisions became applicable in all EU Member States as of January 3, 2018. MiFID II includes provisions that, among other things: (i) impose new conditions and requirements on the licensing of benchmarks and provide for non-discriminatory access to exchanges and clearing houses; (ii) modify the categorization and treatment of certain classes of derivatives; (iii) expand the categories of trading venue that are subject to regulation; (iv) require the unbundling of investment research and direct  how asset managers pay for research either out of a research payment account or from a firm’s profits; and (v) provide for the mandatory trading of certain derivatives on exchanges (complementing the mandatory derivative clearing requirements in the E.U. Market Infrastructure Regulation of 2011). Although the MiFID II package is “framework” legislation (meaning that much of the detail of the rules will be set out in subordinate measures, including some technical standards yet to be adopted by the European Commission. The introduction of the MiFID II package may result in changes to the manner in which Platts licenses its price assessments. MiFID II and the MAR may impose additional regulatory burdens on Platts activities in the EU, although the exact impact and costs are not yet known.

In October of 2012, IOSCO issued its Principles for Oil Price Reporting Agencies ("PRA Principles"), which are intended to enhance the reliability of oil price assessments referenced in derivative contracts subject to regulation by IOSCO members. Platts has aligned its operations with the PRA Principles and, as recommended by IOSCO in its final report on the PRA Principles, has aligned to the PRA Principles for other commodities for which it publishes benchmarks.

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
Indices primarily derives revenue from asset-linked fees based on the S&P and Dow Jones indices and to a lesser extent generates subscription revenue and transaction revenue. Specifically, Indices generates revenue from the following sources:

•	Investment vehicles — asset-linked fees such as ETFs and mutual funds, that are based on the S&P Dow Jones Indices' benchmarks and generate revenue through fees based on assets and underlying funds;

•	Exchange traded derivatives — generate sales usage-based royalties based on trading volumes of derivatives contracts listed on various exchanges;

•	Index-related licensing fees — fixed or variable annual and per-issue asset-linked fees for over-the-counter derivatives and retail-structured products; and

•	Data and customized index subscription fees — fees from supporting index fund management, portfolio analytics and research.

The following table provides revenue and segment operating profit information for the years ended December 31:

(in millions)	Year ended December 31,			% Change
	2018	2017	2016	’18 vs ’17	’17 vs ’16
Revenue	$837	$728	$638	15%	14%

Asset-linked fees	$522	$461	$381	13%	21%
Sales usage-based royalties	$171	$131	$125	30%	5%
Subscription revenue	$144	$136	$132	6%	4%
% of total revenue:
Asset-linked fees	62%	63%	60%
Sales usage-based royalties	21%	18%	20%
Subscription revenue	17%	19%	20%

U.S. revenue	$719	$601	$525	20%	15%
International revenue	$118	$127	$113	(7)%	12%
% of total revenue:
U.S. revenue	86%	83%	82%
International revenue	14%	17%	18%

Operating profit [1]	$563	$478	$413	18%	16%
Less: net income attributable to noncontrolling interests	$151	$129	$109	17%	18%
Net operating profit	$412	$349	$304	18%	15%
% Operating margin	67%	66%	65%
% Net operating margin	49%	48%	48%

[1]	2018, 2017 and 2016 includes amortization of intangibles from acquisitions of $6 million.

Note - In 2018, Trucost was integrated from Indices into Market Intelligence and historical reporting was retroactively revised to reflect the change.

2018

Revenue increased 15%, primarily driven by higher average levels of assets under management ("AUM") for ETFs and mutual funds, and higher exchange-traded derivative volumes due to market volatility. Average AUM for ETFs increased 20% to $1.399 trillion compared to 2017. Ending AUM for ETFs decreased 3% to $1.309 trillion compared to 2017 driven by the impact of market depreciation in the fourth quarter of 2018.

Operating profit grew 18%. The impact of revenue growth was partially offset by increased operating costs to support revenue growth and business initiatives at Indices and higher compensation costs from additional headcount.

2017

Revenue increased 14%, primarily driven by higher AUM for ETFs and mutual funds. Ending AUM for ETFs increased 31% to $1.343 trillion and average AUM for ETFs increased 34% to $1.167 trillion compared to 2016.

Operating profit grew 16%. The impact of revenue growth was partially offset by higher compensation costs and increased operating costs to support revenue growth and business initiatives at Indices. Higher compensation costs related to increased incentive costs and additional headcount.

Industry Highlights and Outlook

Indices continues to be the leading index provider for the ETF market space. In 2018, higher average levels of AUM for ETFs and higher volumes for exchange-traded derivatives contributed to revenue growth. In 2018, Indices continued to launch innovative indices, expand index product offerings and grow international partnerships. In 2019, Indices will continue to focus on growing the core business, expanding innovative offerings, and growing globally through collaborative client relationships.

Legal and Regulatory Environment

The financial benchmarks industry is subject to the new benchmark regulation in the European Union (the "EU Benchmark Regulation"), the new benchmark regulation in Australia (the "Australia Benchmark Regulation") and potential increased regulation in other jurisdictions.

The EU Benchmark Regulation was published June 30, 2016 and included provisions applicable to Indices and Platts, which became effective January 1, 2018. The EU Benchmark Regulation provides a two (2) year transitional period during which Indices and Platts are required to obtain registration or authorization in connection with their respective benchmark activities in Europe. This legislation will likely cause additional operating obligations but they are not expected to be material at this time, although the exact impact remains unclear.

As discussed above under the heading “Platts Legal and Regulatory Environment”, the EU has finalized a package of legislative measures known as MiFID II The introduction of the MiFID II package may result in changes to the manner in which S&P Dow Jones Indices licenses its indices. MiFID II and the MAR may impose additional regulatory burdens on Indices activities in the EU, although the exact impact and costs are not yet known.

The Australian Benchmark Regulation was enacted in June of 2018 and included provisions applicable to Indices, designating the S&P ASX 200 a significant financial benchmark and therefore requiring Indices to obtain a license from the Australian Investment and Securities Commission (“ASIC”) as its administrator. Although narrower in scope, the requirements of the Australian Benchmark Regulation are similar to those of the E.U. Benchmark Regulation. This legislation will likely cause additional operating obligations but they are not expected to be material at this time, although the exact impact remains unclear.

In July of 2013, the IOSCO issued Financial Benchmark Principles, intended to promote the reliability of benchmark determinations, and address governance, benchmark quality and accountability mechanisms, including with regard to the indices published by Indices. Even though the Financial Benchmark Principles are not binding law, Indices has taken steps to align its governance regime and operations with the Financial Benchmark Principles and engaged an independent auditor to perform a reasonable assurance review of such alignment.

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

LIQUIDITY AND CAPITAL RESOURCES

We continue to maintain a strong financial position. Our primary source of funds for operations is cash from our businesses and our core businesses have been strong cash generators. In 2019, cash on hand, cash flows from operations and availability under our existing credit facility are expected to be sufficient to meet any additional operating and recurring cash needs into the foreseeable future. We use our cash for a variety of needs, including but not limited to: ongoing investments in our businesses, strategic acquisitions, share repurchases, dividends, repayment of debt, capital expenditures and investment in our infrastructure.

Cash Flow Overview

Cash, cash equivalents, and restricted cash were $2.0 billion as of December 31, 2018, a decrease of $0.8 billion as compared to December 31, 2017, and consisted of approximately 40% of domestic cash and 60% of cash held abroad.

(in millions)	Year ended December 31,
	2018	2017	2016
Net cash provided by (used for):
Operating activities	$2,064	$2,016	$1,560
Investing activities	(513)	(209)	1,171
Financing activities	(2,288)	(1,507)	(1,662)
In 2018, free cash flow remained relatively unchanged at $1.8 billion compared to 2017. Free cash flow is a non-GAAP financial measure and reflects our cash flow provided by operating activities less capital expenditures and distributions to noncontrolling interest holders. Capital expenditures include purchases of property and equipment and additions to technology projects. See “Reconciliation of Non-GAAP Financial Information” below for a reconciliation of cash flow provided by operating activities, the most directly comparable U.S. GAAP financial measure, to free cash flow and free cash flow excluding certain items.

Operating activities
Cash provided by operating activities increased to $2.1 billion in 2018 as compared to $2.0 billion in 2017. The increase is mainly due to higher results from operations in 2018 and lower estimated income tax payments in 2018 due to the reduction of the U.S. federal corporate tax rate as a result of the enactment of the TCJA, partially offset by legal settlement payments and settlement payments following the resolution of tax audits.

Cash provided by operating activities increased to $2.0 billion in 2017 as compared to $1.6 billion in 2016. The increase is mainly due to higher results from operations, partially offset by the timing of estimated tax payments.

Investing activities
Our cash outflows from investing activities are primarily for acquisitions and capital expenditures, while cash inflows are primarily proceeds from dispositions.

Cash used for investing activities increased to $0.5 billion for 2018 as compared to $0.2 billion in 2017, primarily due to cash used for the acquisition of Kensho and the purchase of intellectual property in 2018.

Cash used for investing activities decreased to $0.2 billion for 2017 as compared to cash provided by investing activities of $1.2 billion in 2016. The decrease is primarily due to proceeds from the sale of J.D. Power of $1.1 billion in 2016.

Refer to Note 2 – Acquisitions and Divestitures to the Consolidated Financial Statements and Supplementary Data, in the Annual Report on Form 10-K for further information.

Financing activities
Our cash outflows from financing activities consist primarily of share repurchases, dividends and repayment of short-term and long-term debt, while cash inflows are primarily inflows from long-term and short-term debt borrowings and proceeds from the exercise of stock options.

Cash used for financing activities increased to $2.3 billion in 2018 from $1.5 billion in 2017. The increase is primarily attributable to higher cash paid for share repurchases in 2018.

Cash used for financing activities decreased to $1.5 billion in 2017 from $1.7 billion in 2016. The decrease is primarily attributable to higher repayments of debt and higher cash paid for share repurchases in 2016, partially offset by the issuance of senior notes in 2016.

During 2018, we used cash to repurchase 8.4 million shares for $1.7 billion. We entered into an accelerated share repurchase ("ASR") agreement with a financial institution on October 29, 2018 to initiate share repurchases aggregating $500 million. We repurchased a total of 2.9 million shares under the ASR agreement for an average purchase price of $173.80 per share. We entered into an ASR agreement with a financial institution on March 6, 2018 to initiate share repurchases aggregating $1 billion. We repurchased a total of 5.1 million shares under that ASR agreement for an average purchase price of $197.49 per share.

During 2017, we used cash to repurchase 6.8 million shares for $1.0 billion. We entered into an ASR agreement with a financial institution on August 1, 2017 to initiate share repurchases aggregating $500 million. We repurchased a total of 3.2 million shares under the ASR agreement for an average purchase price of $154.46 per share.

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

On December 4, 2013, the Board of Directors approved a share repurchase program authorizing the purchase of up to 50 million shares, which was approximately 18% of the total shares of our outstanding common stock at that time. Our current repurchase program has no expiration date and purchases under this program may be made from time to time on the open market and in private transactions, depending on market conditions. As of December 31, 2018, 10.6 million shares remained available under our current repurchase program.

We entered into an ASR agreement with a financial institution on February 11, 2019 to initiate share repurchases aggregating $500 million.

See Note 9 — Equity to the Consolidated Financial Statements and Supplementary Data, in the Annual Report on Form 10-K for further discussion related to our ASR agreements.

Additional Financing

We have the ability to borrow a total of $1.2 billion through our commercial paper program, which is supported by our revolving $1.2 billion five-year credit agreement (our "credit facility") that we entered into on June 30, 2017. This credit facility will terminate on June 30, 2022. There were no commercial paper borrowings outstanding as of December 31, 2018 and 2017.

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

On August 8, 2018, Moody's Investors Service, Inc. upgraded our long-term debt ratings to A3 from Baa1, affirmed our P-2 short-term/commercial paper rating and the ratings outlook was maintained at stable. On October 12, 2018, Fitch Ratings upgraded our long-term debt rating to A- from BBB+, affirmed our F2 short-term/commercial paper rating and the ratings outlook was maintained at stable.

Dividends

On January 30, 2019, the Board of Directors approved an increase in the quarterly common stock dividend from $0.50 per share to $0.57 per share.

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

We believe that the amount of cash and cash equivalents on hand, cash flow expected from operations and availability under our credit facility will be adequate for us to execute our business strategy and meet anticipated requirements for lease obligations, capital expenditures, working capital and debt service for 2019.

The following table summarizes our significant contractual obligations and commercial commitments as of December 31, 2018, over the next several years. Additional details regarding these obligations are provided in the notes to our consolidated financial statements, as referenced in the footnotes to the table:

(in millions)	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Debt: [1]
Principal payments	$—	$698	$—	$2,964	$3,662
Interest payments	154	277	262	1,096	1,789
Operating leases [2]	130	187	142	400	859
Purchase obligations and other [3]	83	57	34	49	223
Total contractual cash obligations	$367	$1,219	$438	$4,509	$6,533

[1]	Our debt obligations are described in Note 5 – Debt to our consolidated financial statements.

[2]	Amounts shown include taxes and escalation payments, see Note 13 – Commitments and Contingencies to our consolidated financial statements for further discussion on our operating lease obligations.

[3]
Other consists primarily of commitments for unconditional purchase obligations in contracts for information-technology outsourcing and certain enterprise-wide information-technology software licensing and maintenance.

As of December 31, 2018, we had $147 million of liabilities for unrecognized tax benefits. We have excluded the liabilities for unrecognized tax benefits from our contractual obligations table because, until formal resolutions are reached, reasonable estimates of the timing of cash settlements with the respective taxing authorities are not practicable.

As of December 31, 2018, we have recorded $1,620 million for our redeemable noncontrolling interest in our S&P Dow Jones Indices LLC partnership discussed in Note 9 – Equity to our consolidated financial statements.  Specifically, this amount relates to the put option under the terms of the operating agreement of S&P Dow Jones Indices LLC, whereby, after December 31, 2017, CME Group and CME Group Index Services LLC ("CGIS") has the right at any time to sell, and we are obligated to buy, at least 20% of their share in S&P Dow Jones Indices LLC. We have excluded this amount from our contractual obligations table because we are uncertain as to the timing and the ultimate amount of the potential payment we may be required to make.

We make contributions to our pension and postretirement plans in order to satisfy minimum funding requirements as well as additional contributions that we consider appropriate to improve the funded status of our plans. During 2018, we contributed $9 million and $1 million to our retirement and postretirement plans, respectively. Expected employer contributions in 2019 are $46 million and $6 million for our retirement and postretirement plans, respectively. In 2019, we may elect to make additional non-required contributions depending on investment performance and the pension plan status. See Note 7 – Employee Benefits to our consolidated financial statements for further discussion.

Off-Balance Sheet Arrangements

As of December 31, 2018 and 2017, we did not have any material relationships with unconsolidated entities, such as entities often referred to as specific purpose or variable interest entities where we are the primary beneficiary, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such we are not exposed to any financial liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

(in millions)	Year ended December 31,			% Change
	2018	2017	2016	’18 vs ’17	’17 vs ’16
Cash provided by operating activities	$2,064	$2,016	$1,560	2%	29%
Capital expenditures	(113)	(123)	(115)
Distributions to noncontrolling interest holders	(154)	(111)	(116)
Free cash flow	$1,797	$1,782	$1,329	1%	34%
Tax on gain from sale of J.D. Power	—	—	200
Tax on gain from sale of SPSE and CMA	—	67	—
Payment of legal settlements	180	4	150
Legal settlement insurance recoveries	—	—	(77)
Settlement of prior-year tax audits	73	—	—
Tax benefit from legal settlements	(44)	(2)	(24)
Free cash flow excluding above items	$2,006	$1,851	$1,578	8%	17%

(in millions)	2018	2017	2016	’18 vs ’17	’17 vs ’16
Cash (used for) provided by investing activities	(513)	(209)	1,171	N/M	N/M
Cash used for financing activities	(2,288)	(1,507)	(1,662)	52%	(9)%
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

We believe the following critical accounting policies require us to make significant judgments and estimates in the preparation of our consolidated financial statements:

Revenue recognition
We adopted Financial Accounting Standards Board Accounting Standards Codification ("ASC") 606 "Revenue from Contracts with Customers" using the modified retrospective transition method applied to our revenue contracts with customers as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior year amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC 605 "Revenue Recognition". We recorded a net increase to opening retained earnings of $35 million as of January 1, 2018 due to the cumulative effect of adopting ASC 606, with the impact primarily related to our treatment of costs to obtain a contract and to a lesser extent, changes to the timing of the recognition of our subscription and non-transaction revenues. We recognized incremental revenue of $6 million for the year ended December 31, 2018 as a result of the adoption of this standard.

Under ASC 606, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. Under ASC 605, revenue was recognized as it was earned and when services were rendered. See Note 1 - Accounting Policies to our consolidated financial statements for further information.

Allowance for doubtful accounts
The allowance for doubtful accounts reserve methodology is based on historical analysis, a review of outstanding balances and current conditions. In determining these reserves, we consider, amongst other factors, the financial condition and risk profile of our customers, areas of specific or concentrated risk as well as applicable industry trends or market indicators. The impact on operating profit for a one percentage point change in the allowance for doubtful accounts is approximately $15 million.

For the years ended December 31, 2018, 2017 and 2016, there were no material changes in our assumptions regarding the determination of the allowance for doubtful accounts. Based on our current outlook these assumptions are not expected to significantly change in 2019.

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

For the year ended December 31, 2016, we recorded a non-cash impairment charge of $24 million related to a technology project at our Market Intelligence segment in selling and general expenses in our consolidated statement of income.

Goodwill and indefinite-lived intangible assets
Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. As of December 31, 2018 and 2017, the carrying value of goodwill and other indefinite-lived intangible assets was $4.4 billion and $3.7 billion, respectively. Goodwill and other intangible assets with indefinite lives are not amortized, but instead are tested for impairment annually during the fourth quarter each year or more frequently if events or changes in circumstances indicate that the asset might be impaired.

Goodwill
As part of our annual impairment test of our four reporting units, we initially perform a qualitative analysis evaluating whether any events and circumstances occurred that provide evidence that it is more likely than not that the fair value of any of our reporting units is less than its carrying amount. Reporting units are generally an operating segment or one level below an operating segment. Our qualitative assessment included, but was not limited to, consideration of macroeconomic conditions, industry and market conditions, cost factors, cash flows, changes in key Company personnel and our share price. If, based on our evaluation of the events and circumstances that occurred during the year we do not believe that it is more likely than not that the fair value of any of our reporting units is less than its carrying amount, no quantitative impairment test is performed. Conversely, if the results of our qualitative assessment determine that it is more likely than not that the fair value of any of our reporting units is less than its respective carrying amount we perform a two-step quantitative impairment test. For 2018, based on our qualitative assessments, we determined that it is more likely than not that our reporting units’ fair values were greater than their respective carrying amounts.

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

We performed our impairment assessment of goodwill and indefinite-lived intangible assets and concluded that no impairment existed for the years ended December 31, 2018, 2017, and 2016.

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

Our discount rate and return on asset assumptions used to determine the net periodic pension and postretirement benefit cost on our U.S. retirement plans are as follows:

	Retirement Plans			Postretirement Plans
January 1	2019	2018	2017	2019	2018	2017
Discount rate	4.40%	3.68%	4.14%	4.15%	3.40%	3.69%
Return on assets	6.00%	6.00%	6.25%
Weighted-average healthcare cost rate				6.50%	6.50%	7.00%

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

We use a lattice-based option-pricing model to estimate the fair value of options granted. The following assumptions were used in valuing the options granted:

Year Ended
December 31, 2018
Risk-free average interest rate	2.6 - 2.7%
Dividend yield	1.1%
Volatility	21.8 - 22.0%
Expected life (years)	5.67 - 6.07
Weighted-average grant-date fair value per option	$112.98

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

In 2018, we made a one-time issuance of incentive stock options in connection with our acquisition of Kensho in April of 2018. There were no stock options granted in 2017 and 2016.

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

We file income tax returns in the U.S. federal jurisdiction, various states, and foreign jurisdictions, and we are routinely under audit by many different tax authorities. We believe that our accrual for tax liabilities is adequate for all open audit years based on our assessment of many factors including past experience and interpretations of tax law. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events. It is possible that examinations will be settled prior to December 31, 2019. If any of these tax audit settlements do occur within that period we would make any necessary adjustments to the accrual for unrecognized tax benefits.

As of December 31, 2018, we have approximately $2.3 billion of undistributed earnings of our foreign subsidiaries, of which $784 million is reinvested indefinitely in our foreign operations.

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

RECENT ACCOUNTING STANDARDS

See Note 1 – Accounting Policies to our consolidated financial statements for a detailed description of recent accounting standards. We expect the adoption of these recent accounting standards to have a material impact on our consolidated balance sheet; however, we do not expect that these standards will have a material impact on our consolidated statements of income or cash flows.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk includes changes in foreign exchange rates. We have operations in various foreign countries where the functional currency is primarily the local currency. For international operations that are determined to be extensions of the parent company, the U.S. dollar is the functional currency. We typically have naturally hedged positions in most countries from a local currency perspective with offsetting assets and liabilities. During the years ended December 31, 2018 and 2017, we entered into foreign exchange forward contracts in order to mitigate the change in fair value of specific assets and liabilities in the consolidated balance sheet. These forward contracts are not designated as hedges and do not qualify for hedge accounting. During the years ended December 31, 2018, 2017 and 2016, we entered into foreign exchange forward contracts to hedge the effect of adverse fluctuations in foreign currency exchange rates. We have not entered into any derivative financial instruments for speculative purposes. See Note 6 – Derivative Instruments to the Consolidated Financial Statements and Supplementary Data, in the Annual Report on Form 10-K for further discussion.

Item 8. Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of S&P Global Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of S&P Global Inc. (the Company) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 12, 2019 expressed an unqualified opinion thereon.

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
February 12, 2019

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of S&P Global Inc.

Opinion on Internal Control over Financial Reporting
We have audited S&P Global Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, S&P Global Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of S&P Global Inc. as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in Item 15(a)(2) and our report dated February 12, 2019 expressed an unqualified opinion thereon.

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

/s/ ERNST & YOUNG LLP

New York, New York
February 12, 2019

Consolidated Statements of Income

(in millions, except per share data)	Year Ended December 31,
	2018	2017	2016
Revenue	$6,258	$6,063	$5,661
Expenses:
Operating-related expenses	1,701	1,695	1,773
Selling and general expenses	1,561	1,605	1,467
Depreciation	84	82	85
Amortization of intangibles	122	98	96
Total expenses	3,468	3,480	3,421
Gain on dispositions	—	—	(1,101)
Operating profit	2,790	2,583	3,341
Other income, net	(25)	(27)	(28)
Interest expense, net	134	149	181
Income before taxes on income	2,681	2,461	3,188
Provision for taxes on income	560	823	960
Net income	2,121	1,638	2,228
Less: net income attributable to noncontrolling interests	(163)	(142)	(122)
Net income attributable to S&P Global Inc.	$1,958	$1,496	$2,106

Earnings per share attributable to S&P Global Inc. common shareholders:
Net income:
Basic	$7.80	$5.84	$8.02
Diluted	$7.73	$5.78	$7.94
Weighted-average number of common shares outstanding:
Basic	250.9	256.3	262.8
Diluted	253.2	258.9	265.2

Actual shares outstanding at year end	248.4	253.7	258.3

Dividend declared per common share	$2.00	$1.64	$1.44
See accompanying notes to the consolidated financial statements.

Consolidated Statements of Comprehensive Income

(in millions)	Year Ended December 31,
	2018	2017	2016
Net income	$2,121	$1,638	$2,228
Other comprehensive income:
Foreign currency translation adjustment	(96)	93	(132)
Income tax effect	(4)	—	(7)
	(100)	93	(139)

Pension and other postretirement benefit plans	(14)	52	(27)
Income tax effect	9	(11)	(10)
	(5)	41	(37)

Unrealized gain (loss) on investment and forward exchange contracts	2	(10)	4
Income tax effect	—	—	(1)
	2	(10)	3

Comprehensive income	2,018	1,762	2,055
Less: comprehensive income attributable to nonredeemable noncontrolling interests	(12)	(13)	(13)
Less: comprehensive income attributable to redeemable noncontrolling interests	(151)	(129)	(109)
Comprehensive income attributable to S&P Global Inc.	$1,855	$1,620	$1,933
See accompanying notes to the consolidated financial statements.

Consolidated Balance Sheets

(in millions)	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$1,917	$2,777
Restricted cash	41	2
Short-term investments	18	12
Accounts receivable, net of allowance for doubtful accounts: 2018- $34 ; 2017 - $33	1,449	1,319
Prepaid and other current assets	179	214
Total current assets	3,604	4,324
Property and equipment:
Buildings and leasehold improvements	372	354
Equipment and furniture	494	475
Total property and equipment	866	829
Less: accumulated depreciation	(596)	(554)
Property and equipment, net	270	275
Goodwill	3,535	2,989
Other intangible assets, net	1,524	1,388
Other non-current assets	525	449
Total assets	$9,458	$9,425
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$211	$195
Accrued compensation and contributions to retirement plans	354	472
Short-term debt	—	399
Income taxes currently payable	72	77
Unearned revenue	1,641	1,613
Accrued legal and regulatory settlements	1	107
Other current liabilities	350	351
Total current liabilities	2,629	3,214
Long-term debt	3,662	3,170
Pension and other postretirement benefits	229	244
Other non-current liabilities	634	679
Total liabilities	7,154	7,307
Redeemable noncontrolling interest	1,620	1,352
Commitments and contingencies (Note 13)
Equity:
Common stock, $1 par value: authorized - 600 million shares; issued: 2018 - 294 million shares; 2017 - 412 million shares	294	412
Additional paid-in capital	833	525
Retained income	11,284	10,023
Accumulated other comprehensive loss	(742)	(649)
Less: common stock in treasury - at cost: 2018 - 45 million shares; 2017 - 158 million shares	(11,041)	(9,602)
Total equity – controlling interests	628	709
Total equity – noncontrolling interests	56	57
Total equity	684	766
Total liabilities and equity	$9,458	$9,425
See accompanying notes to the consolidated financial statements.

Consolidated Statements of Cash Flows

(in millions)	Year Ended December 31,
	2018	2017	2016
Operating Activities:
Net income	$2,121	$1,638	$2,228
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	84	82	85
Amortization of intangibles	122	98	96
Provision for losses on accounts receivable	21	16	9
Deferred income taxes	81	—	79
Stock-based compensation	94	99	76
Gain on dispositions	—	—	(1,101)
Accrued legal settlements	1	55	54
Other	52	96	30
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	(164)	(196)	(177)
Prepaid and other current assets	(1)	10	5
Accounts payable and accrued expenses	(106)	75	19
Unearned revenue	70	85	107
Accrued legal settlements	(108)	(4)	(150)
Other current liabilities	(67)	(85)	(19)
Net change in prepaid/accrued income taxes	(7)	32	174
Net change in other assets and liabilities	(129)	15	45
Cash provided by operating activities	2,064	2,016	1,560
Investing Activities:
Capital expenditures	(113)	(123)	(115)
Acquisitions, net of cash acquired	(401)	(83)	(177)
Contingent consideration payment	—	—	(34)
Proceeds from dispositions	6	2	1,498
Changes in short-term investments	(5)	(5)	(1)
Cash (used for) provided by investing activities	(513)	(209)	1,171
Financing Activities:
Payments on short-term debt, net	—	—	(143)
Proceeds from issuance of senior notes, net	489	—	493
Payments on senior notes	(403)	—	(421)
Dividends paid to shareholders	(503)	(421)	(380)
Distributions to noncontrolling interest holders	(154)	(111)	(116)
Repurchase of treasury shares	(1,660)	(1,001)	(1,123)
Exercise of stock options	34	75	88
Contingent consideration payment	—	—	(5)
Purchase of additional CRISIL shares	(25)	—	—
Employee withholding tax on share-based payments	(66)	(49)	(55)
Cash used for financing activities	(2,288)	(1,507)	(1,662)
Effect of exchange rate changes on cash	(84)	87	(158)
Net change in cash, cash equivalents, and restricted cash	(821)	387	911
Cash, cash equivalents, and restricted cash at beginning of year	2,779	2,392	1,481
Cash, cash equivalents, and restricted cash at end of year	$1,958	$2,779	$2,392
Cash paid during the year for:
Interest	$151	$139	$150
Income taxes	$558	$709	$683
See accompanying notes to the consolidated financial statements.

Consolidated Statements of Equity

(in millions)	Common Stock $1 par	Additional Paid-in Capital	Retained Income		Accumulated Other Comprehensive Loss		Less: Treasury Stock	Total SPGI Equity	Noncontrolling Interests	Total Equity
Balance as of December 31, 2015	$412	$475	$7,636		$(600)		$7,729	$194	$49	$243
Comprehensive income [1]			2,106		(173)			1,933	13	1,946
Dividends			(380)					(380)	(10)	(390)
Share repurchases							1,097	(1,097)		(1,097)
Employee stock plans, net of tax benefit		27					(125)	152		152
Change in redemption value of redeemable noncontrolling interest			(153)					(153)		(153)
Other			1					1	(1)	—
Balance as of December 31, 2016	$412	$502	$9,210		$(773)		$8,701	$650	$51	$701
Comprehensive income [1]			1,496		124			1,620	15	1,635
Dividends			(421)					(421)	(10)	(431)
Share repurchases							1,001	(1,001)	(5)	(1,006)
Employee stock plans		23					(100)	123	8	131
Change in redemption value of redeemable noncontrolling interest			(260)					(260)		(260)
Other			(2)					(2)	(2)	(4)
Balance as of December 31, 2017	$412	$525	$10,023		$(649)		$9,602	$709	$57	$766
Comprehensive income [1]			1,958		(103)			1,855	12	1,867
Dividends			(503)					(503)	(11)	(514)
Share repurchases		(75)					1,585	(1,660)		(1,660)
Retirement of common stock	(118)						(118)	—		—
Employee stock plans		56					(28)	84		84
Change in redemption value of redeemable noncontrolling interest			(228)					(228)		(228)
Increase in CRISIL ownership		(25)						(25)	2	(23)
Stock consideration for Kensho		352						352		352
Other			34	[2]	10	[2]		44	(4)	40
Balance as of December 31, 2018	$294	$833	$11,284		$(742)		$11,041	$628	$56	$684

[1]	Excludes $151 million, $129 million and $109 million in 2018, 2017 and 2016, respectively, attributable to redeemable noncontrolling interest.

[2]
Includes opening balance sheet adjustments related to the adoption of the new revenue recognition standard and the reclassification of the unrealized loss on investments from Accumulated other comprehensive loss to Retained income. See Note 1 — Accounting Policies for additional details.

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

•
Platts is the leading independent provider of information and benchmark prices for the commodity and energy markets. We completed the sale of J.D. Power on September 7, 2016, with the results included in Platts results through that date.

•	Indices is a global index provider that maintains a wide variety of valuation and index benchmarks for investment advisors, wealth managers and institutional investors.
In April of 2018, we acquired Kensho Technologies Inc. ("Kensho") for approximately $550 million, net of cash acquired, in a mix of cash and stock. The results of Kensho, an operating segment of the Company, are included in Corporate revenue and Corporate Unallocated for financial reporting purposes. Restricted cash of $32 million included in our consolidated balance sheet as of December 31, 2018 includes amounts held in escrow accounts in connection with our acquisition of Kensho. See Note 2 — Acquisitions and Divestitures for additional information and Note 12 – Segment and Geographic Information for further discussion on our reportable segments.

In January of 2018, we adopted Financial Accounting Standards Board Accounting Standards Codification ("ASC") 606 as discussed below.

Adoption of ASC 606, “Revenue from Contracts with Customers”
We adopted ASC 606 "Revenue from Contracts with Customers" using the modified retrospective transition method applied to our revenue contracts with customers as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior year amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC 605 "Revenue Recognition". We recorded a net increase to opening retained earnings of $35 million as of January 1, 2018 due to the cumulative effect of adopting ASC 606, with the impact primarily related to our treatment of costs to obtain a contract and to a lesser extent, changes to the timing of the recognition of our subscription and non-transaction revenues. We recognized incremental revenue of $6 million for the year ended December 31, 2018 as a result of the adoption of this standard.

Under ASC 606, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. Under ASC 605, revenue was recognized as it was earned and when services were rendered.

The following table presents our revenue disaggregated by revenue type for the years ended December 31:

(in millions)	Ratings	Market Intelligence	Platts	Indices	Corporate	Intersegment Elimination [1]	Total

	2018
Subscription	$—	$1,773	$750	$144	$15	$—	$2,682
Non-transaction	1,506	—	—	—	—	(125)	1,381
Non-subscription / Transaction	1,377	40	11	—	—	—	1,428
Asset-linked fees	—	20	—	522	—	—	542
Sales usage-based royalties	—	—	54	171	—	—	225
Total revenue	$2,883	$1,833	$815	$837	$15	$(125)	$6,258

Timing of revenue recognition
Services transferred at a point in time	$1,377	$40	$11	$—	$—	$—	$1,428
Services transferred over time	1,506	1,793	804	837	15	(125)	4,830
Total revenue	$2,883	$1,833	$815	$837	$15	$(125)	$6,258

(in millions)	Ratings	Market Intelligence	Platts	Indices	Corporate	Intersegment Elimination [1]	Total

	2017 [2]
Subscription	$—	$1,614	$704	$136	$—	$—	$2,454
Non-transaction	1,448	—	—	—	—	(110)	1,338
Non-subscription / Transaction	1,540	46	$13	—	—	—	1,599
Asset-linked fees	—	23	—	461	—	—	484
Sales usage-based royalties	—	—	57	131	—	—	188
Total revenue	$2,988	$1,683	$774	$728	$—	$(110)	$6,063

Timing of revenue recognition
Services transferred at a point in time	$1,540	$46	$13	$—	$—	$—	$1,599
Services transferred over time	1,448	1,637	761	728	—	(110)	4,464
Total revenue	$2,988	$1,683	$774	$728	$—	$(110)	$6,063

(in millions)	Ratings	Market Intelligence	Platts	Indices	Corporate	Intersegment Elimination [1]	Total

	2016 [2]
Subscription	$—	$1,543	$689	$132	$—	$—	$2,364
Non-transaction	1,357	—	—	—	—	(98)	1,259
Non-subscription / Transaction	1,178	99	183	—	—	—	1,460
Asset-linked fees	—	19	—	381	—	—	400
Sales usage-based royalties	—	—	53	125	—	—	178
Total revenue	$2,535	$1,661	$925	$638	$—	$(98)	$5,661

Timing of revenue recognition
Services transferred at a point in time	$1,178	$99	$183	$—	$—	$—	$1,460
Services transferred over time	1,357	1,562	742	638	—	(98)	4,201
Total revenue	$2,535	$1,661	$925	$638	$—	$(98)	$5,661

[1]	Intersegment eliminations mainly consists of a royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings.

[2]
As noted above, amounts for the years ended December 31, 2017 and 2016 were not adjusted under the modified retrospective transition method applied to our revenue contracts with customers as of January 1, 2018.

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

Non-transaction revenue

Non-transaction revenue at Ratings is primarily related to surveillance of a credit rating, annual fees for customer relationship-based pricing programs, fees for entity credit ratings and global research and analytics. Non-transaction revenue also includes an intersegment revenue elimination of $125 million, $110 million and $98 million for the years ended December 31, 2018, 2017, and 2016 respectively, mainly consisting of the royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings.

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

Contract Assets

Contract assets include unbilled amounts from when the Company transfers service to a customer before a customer pays consideration or before payment is due. As of December 31, 2018 and 2017, contract assets were $26 million and $17 million, respectively, and are included in accounts receivable in our consolidated balance sheets.

Unearned Revenue

We record unearned revenue when cash payments are received or due in advance of our performance. The increase in the unearned revenue balance for the year ended December 31, 2018 is primarily driven by cash payments received or due in advance of satisfying our performance obligations, offset by $1.5 billion of revenues recognized that were included in the unearned revenue balance at the beginning of the period.

Remaining Performance Obligations

Remaining performance obligations represent the transaction price of contracts for work that has not yet been performed. As of December 31, 2018, the aggregate amount of the transaction price allocated to remaining performance obligations was $1.4 billion. We expect to recognize revenue on approximately half and three-quarters of the remaining performance obligations over the next 12 and 24 months, respectively, with the remainder recognized thereafter.

We do not disclose the value of unfulfilled performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts where revenue is a usage-based royalty promised in exchange for a license of intellectual property.

Costs to Obtain a Contract

We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We have determined that certain sales commission programs meet the requirements to be capitalized. Total capitalized costs to obtain a contract were $101 million as of December 31, 2018, and are included in prepaid and other current assets and other non-current assets on our consolidated balance sheets. The asset will be amortized over a period consistent with the transfer to the customer of the goods or services to which the asset relates, calculated based on the customer term and the average life of the products and services underlying the contracts. The expense is recorded within selling and general expenses.

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

The components of other income, net for the year ended December 31 are as follows:

(in millions)	2018	2017	2016
Other components of net periodic benefit cost	$(30)	$(27)	$(28)
Net loss from investments	5	—	—
Other income, net	$(25)	$(27)	$(28)

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

Cash and cash equivalents
Cash and cash equivalents include ordinary bank deposits and highly liquid investments with original maturities of three months or less that consist primarily of money market funds with unrestricted daily liquidity and fixed term time deposits. Such investments and bank deposits are stated at cost, which approximates market value, and were $1.9 billion and $2.8 billion as of December 31, 2018 and 2017, respectively. These investments are not subject to significant market risk.

Restricted cash
Cash that is subject to legal restrictions or is unavailable for general operating purposes is classified as restricted cash.

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

Capitalized technology costs
We capitalize certain software development and website implementation costs. Capitalized costs only include incremental, direct costs of materials and services incurred to develop the software after the preliminary project stage is completed, funding has been committed and it is probable that the project will be completed and used to perform the function intended. Incremental costs are expenditures that are out-of-pocket to us and are not part of an allocation or existing expense base. Software development and website implementation costs are expensed as incurred during the preliminary project stage. Capitalized costs are amortized from the year the software is ready for its intended use over its estimated useful life, three to seven years, using the straight-line method. Periodically, we evaluate the amortization methods, remaining lives and recoverability of such costs. Capitalized software development and website implementation costs are included in other non-current assets and are presented net of accumulated amortization. Gross capitalized technology costs were $205 million and $186 million as of December 31, 2018 and 2017, respectively. Accumulated amortization of capitalized technology costs was $105 million and $104 million as of December 31, 2018 and 2017, respectively.

Fair Value
Certain assets and liabilities are required to be recorded at fair value and classified within a fair value hierarchy based on inputs used when measuring fair value. We have forward exchange contracts that are adjusted to fair value on a recurring basis.

Other financial instruments, including cash and cash equivalents and short-term investments, are recorded at cost, which approximates fair value because of the short-term maturity and highly liquid nature of these instruments. The fair value of our total debt borrowings were $3.8 billion as of December 31, 2018 and 2017, respectively, and was estimated based on quoted market prices.

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

For the year ended December 31, 2016, we recorded a non-cash impairment charge of $24 million related to a technology project at our Market Intelligence segment in selling and general expenses in our consolidated statement of income.

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

We performed our impairment assessment of goodwill and indefinite-lived intangible assets and concluded that no impairment existed for the years ended December 31, 2018, 2017 and 2016.

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

Advertising expense
The cost of advertising is expensed as incurred. We incurred $33 million, $33 million and $35 million in advertising costs for the years ended December 31, 2018, 2017 and 2016, respectively.

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

We use a lattice-based option-pricing model to estimate the fair value of options granted. The following assumptions were used in valuing the options granted:

Year Ended
December 31, 2018
Risk-free average interest rate	2.6 - 2.7%
Dividend yield	1.1%
Volatility	21.8 - 22.0%
Expected life (years)	5.67 - 6.07
Weighted-average grant-date fair value per option	$112.98

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

In 2018, we made a one-time issuance of incentive stock options in connection with our acquisition of Kensho in April of 2018. There were no stock options granted in 2017 and 2016.

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

We file income tax returns in the U.S. federal jurisdiction, various states, and foreign jurisdictions, and we are routinely under audit by many different tax authorities. We believe that our accrual for tax liabilities is adequate for all open audit years based on our assessment of many factors including past experience and interpretations of tax law. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events. It is possible that examinations will be settled prior to December 31, 2019. If any of these tax audit settlements do occur within that period we would make any necessary adjustments to the accrual for unrecognized tax benefits.

As of December 31, 2018, we have approximately $2.3 billion of undistributed earnings of our foreign subsidiaries, of which $784 million is reinvested indefinitely in our foreign operations.

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

Recent Accounting Standards
In November of 2018, the Financial Accounting Standards Board ("FASB") issued guidance that provides clarification on whether certain transactions between collaborative arrangement participants should be accounted for revenue with ASC 606. The guidance is effective for reporting periods after December 15, 2019; however early adoption is permitted. We are currently evaluating the impact of the adoption of this guidance on our consolidated financial statements.

In August of 2018, the FASB issued guidance to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The guidance is effective for reporting periods beginning after December 15, 2019; however, early adoption is permitted. We are currently evaluating the impact of this guidance on our consolidated financial statements.

In February of 2018, the FASB issued guidance which allows companies to reclassify certain stranded income tax effects resulting from the enactment of the Tax Cuts and Jobs Act from accumulated other comprehensive income to retained earnings. The guidance is effective for reporting periods after December 15, 2018; however early adoption is permitted. We are currently evaluating the impact of the adoption of this guidance on our consolidated financial statements.

In August of 2017, the FASB issued guidance to enhance the hedge accounting model for both nonfinancial and financial risk components, which includes amendments to address certain aspects of recognition and presentation disclosure. In October of 2018, the FASB issued a subsequent update that permits the inclusion of the Secured Overnight Financing Rate Overnight Index Swap rate as a benchmark interest rate for hedge accounting purposes. The guidance is effective for reporting periods beginning after December 15, 2018. We do not expect this guidance to have a significant impact on our consolidated financial statements.

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

In March of 2017, the FASB issued guidance to enhance the presentation of net periodic pension cost and net periodic postretirement benefit cost. The guidance requires employers to report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period, and requires the other components of net periodic pension cost and net periodic postretirement benefit cost to be presented in the income statement separately from the service cost component outside a subtotal of income from operations. Additionally, only the service cost component is eligible for capitalization. We adopted the guidance on January 1, 2018. The change in capitalization requirement did not have a material impact on our consolidated financial statements. As a result of the adoption of the guidance, net periodic benefit cost for our retirement and post retirement plans other than the service cost component are included in other income, net in our consolidated statements of income. See Note 7 – Employee Benefits for additional information related to our retirement and postretirement plans.

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

In February of 2016, the FASB issued guidance that amends accounting for leases. Under the new guidance, a lessee will recognize a "right of use" asset with an offsetting lease liability, with expenses recognized similar to current lease accounting. The guidance is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. In July of 2018, the FASB issued a subsequent update providing entities an additional transition method to adopt the new lease standard, allowing entities to adopt the standard prospectively without restating prior period's financial statements. We have elected this transition method upon adoption on January 1, 2019. We have also elected to apply the "package" of practical expedients permitting entities to forgo reassessment of (1) the lease classification of expired or existing leases, (2) whether any expired or existing contracts contain leases, and (3) the accounting for initial direct costs of existing leases.

Based on our preliminary analysis, we anticipate that following the adoption of the new standard, the Company will recognize a lease liability of approximately $700 million with an offsetting right of use asset with no impact on our consolidated statements of income or cash flows. As part of our implementation process, we have refined our processes, procedures, and controls to capture the complete population of our leases that incorporates a third party software solution that will report both the initial and ongoing financial statement impact of the new standard.

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

In May of 2014, the FASB and the International Accounting Standards Board (“IASB”) issued jointly a converged standard on the recognition of revenue from contracts with customers, which is intended to improve the financial reporting of revenue and comparability of the top line in financial statements globally. The core principle of the new standard is for the recognition of revenue to depict the transfer of goods or services to customers in amounts that reflect the payment to which the company expects to be entitled in exchange for those goods or services. The new standard also results in enhanced revenue disclosures, provides guidance for transactions that were not previously addressed comprehensively and improve guidance for multiple-element arrangements. We adopted the new revenue standard effective January 1, 2018 using the modified retrospective transition method. See Adoption of ASC 606, “Revenue from Contracts with Customers” above for further details.

Reclassification
Certain prior year amounts have been reclassified for comparability purposes.

2. Acquisitions and Divestitures

Acquisitions

2018
For the year ended December 31, 2018, we paid for acquisitions in a mix of cash and stock. We paid cash for acquisitions of $401 million, net of cash acquired, funded with cash flows from operations. Additionally, stock consideration was given for our acquisition of Kensho. None of our acquisitions were material either individually or in the aggregate, including the pro forma impact on earnings. Acquisitions completed during the year ended December 31, 2018 included:

•
In December of 2018, Indices purchased the balance of the intellectual property ("IP") rights in a family of indices derived from the S&P 500, solidifying its IP in and to the S&P 500 index family. We accounted for the acquisition on a cost basis. The transaction is not material to our consolidated financial statements.

•
In August of 2018, we acquired a 5.03% investment in FiscalNote, a technology innovator at the intersection of global business and government that provides advanced, data-driven Issues Management solutions. We measured the investment in FiscalNote at cost, less any impairment, and changes resulting from observable price changes will be recorded in the consolidated statements of income. The investment in FiscalNote is not material to our consolidated financial statements.

•
In June of 2018, Market Intelligence acquired the RateWatch business ("RateWatch") from TheStreet, Inc., a B2B data business that offers subscription and custom reports on bank deposits, loans, fees and other product data to the financial services industry. The acquisition will complement and strengthen Market Intelligence's core capabilities of providing differentiated data and analytics solutions for the banking sector. We accounted for the acquisition of RateWatch using the purchase method of accounting. The acquisition of RateWatch is not material to our consolidated financial statements.

•
In April of 2018, we acquired Kensho for approximately $550 million, net of cash acquired, in a mix of cash and stock. Kensho is a leading-edge provider of next-generation analytics, artificial intelligence, machine learning, and data visualization systems to Wall Street's premier global banks and investment institutions, as well as the National Security community. The acquisition will strengthen S&P Global's emerging technology capabilities, enhance our ability to deliver essential, actionable insights that will transform the user experience for our clients, and accelerate efforts to improve efficiency and effectiveness of our core internal operations. We accounted for the acquisition of Kensho using the purchase method of accounting. The acquisition of Kensho is not material to our consolidated financial statements.

•
In February of 2018, Market Intelligence acquired Panjiva, Inc. ("Panjiva"), a privately-held company that provides deep, differentiated, sector-relevant insights on global supply chains, leveraging data science and technology to make sense of large, unstructured datasets. The acquisition will help strengthen the insights, products and data that we provide to our clients throughout the world. We accounted for the acquisition of Panjiva using the purchase method of accounting. The acquisition of Panjiva is not material to our consolidated financial statements.

•
In January of 2018, CRISIL, included within our Ratings segment, acquired a 100% stake in Pragmatix Services Private Limited ("Pragmatix"), a data analytics company focused on delivering cutting edge solutions in the "data to intelligence" life cycle to the Banking, Financial Services and Insurance vertical. The acquisition will strengthen CRISIL's position as an agile, innovative and global analytics company. We accounted for the acquisition of Pragmatix using the purchase method of accounting. The acquisition of Pragmatix is not material to our consolidated financial statements.

For acquisitions during 2018 that were accounted for using the purchase method, the excess of the purchase price over the fair value of the net assets acquired is allocated to goodwill and other intangibles. The goodwill recognized on our acquisitions is largely attributable to anticipated operational synergies and growth opportunities as a result of the acquisition. The intangible assets, excluding goodwill and indefinite-lived intangibles, will be amortized over their anticipated useful lives between 1 and 10 years which will be determined when we finalize our purchase price allocations. The goodwill for RateWatch is expected to be deductible for tax purposes.

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

2016
For the year ended December 31, 2016, we paid cash for acquisitions, net of cash acquired, totaling $177 million. None of our acquisitions were material either individually or in the aggregate, including the pro forma impact on earnings. All acquisitions were funded with cash flows from operations. Acquisitions completed during the year ended December 31, 2016 included:

•
In December of 2016, Market Intelligence acquired a 2.54% equity investment in Kensho, a financial technology startup in market data analytics. We accounted for the acquisition of Kensho on a cost basis. Our investment in Kensho is not material to our consolidated financial statements.

•
In October of 2016, Indices acquired Trucost plc, a leader in carbon and environmental data and risk analysis through its subsidiary S&P Global Indices UK Limited. The purchase will build on Indices' current portfolio of Environmental, Social and Governance solutions. The acquisition of Trucost plc is not material to our consolidated financial statements. In 2018, Trucost was integrated from Indices into Market Intelligence and historical reporting was retroactively revised to reflect the change.

•
In September of 2016, Platts acquired PIRA Energy Group ("PIRA"), a global provider of energy research and forecasting products and services. The purchase enhances Platts' energy analytical capabilities by expanding its oil offering and strengthening its position in the natural gas and power markets. We accounted for the acquisition of PIRA using the purchase method of accounting. The acquisition of PIRA is not material to our consolidated financial statements.

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

•
In March of 2016, Platts acquired Commodity Flow, a specialist technology and business intelligence service for the global waterborne commodity and energy markets. The purchase helps extend Platts' trade flow analytical capabilities and complements its existing shipping services. We accounted for the acquisition of Commodity Flow using the purchase method of accounting. The acquisition of Commodity Flow is not material to our consolidated financial statements.

Following our acquisition of PIRA, we made a contingent purchase price payment in 2016 for $34 million that has been reflected in the consolidated statement of cash flows as an investing activity.

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

Non-cash investing activities
Liabilities assumed in conjunction with our acquisitions are as follows:

(in millions)	Year ended December 31,
	2018	2017	2016
Fair value of assets acquired	$857	$83	$253
Cash and stock consideration (net of cash acquired)	803	83	211
Liabilities assumed	$54	$—	$42

Divestitures

2018
During the year ended December 31, 2018, we did not complete any material dispositions.

2017
In April of 2017, we signed a letter of intent to sell our facility at East Windsor, New Jersey. The fixed assets of the facility of $5 million have been classified as held for sale, which is included in prepaid and other current assets in our consolidated balance sheet as of December 31, 2018 and 2017.

In January of 2017, we completed the sale of Quant House SAS ("QuantHouse"), included in our Market Intelligence segment, to QH Holdco, an independent third party. In November of 2016, we entered into a put option agreement that gave the Company the right, but not the obligation, to put the entire share capital of QuantHouse to QH Holdco. As a result, we classified the assets and liabilities of QuantHouse, net of our costs to sell, as held for sale, which were included in prepaid and other current assets and other current liabilities, respectively, in our consolidated balance sheet as of December 31, 2016 resulting in an aggregate loss of $31 million. On January 4, 2017, we exercised the put option, thereby entering into a definitive agreement to sell QuantHouse to QH Holdco. On January 9, 2017, we completed the sale of QuantHouse to QH Holdco.

2016
During the year ended December 31, 2016, we completed the following dispositions that resulted in a net pre-tax gain of $1.1 billion, which was included in gain on dispositions in the consolidated statement of income:

•
In October of 2016, we completed the sale of Standard & Poor's Securities Evaluations, Inc. ("SPSE") and Credit Market Analysis ("CMA"), two businesses within our Market Intelligence segment, for $425 million in cash to Intercontinental Exchange, an operator of global exchanges, clearing houses and data services. During the year ended December 31, 2016, we recorded a pre-tax gain of $364 million ($297 million after-tax) in gain on dispositions in the consolidated statement of income related to the sale of SPSE and CMA. Additionally, in October of 2016, we completed the sale of Equity and Fund Research ("Equity Research") to CFRA, a leading independent provider of forensic accounting research, analytics and advisory services. During the year ended December 31, 2016, we recorded a pre-tax gain of $9 million ($5 million after-tax) in gain on dispositions in the consolidated statement of income related to the sale of Equity Research.

•
In September of 2016, we completed the sale of J.D. Power, included within our Platts segment, for $1.1 billion to XIO Group, a global alternative investments firm headquartered in London. During the year ended December 31, 2016, we recorded a pre-tax gain of $728 million ($516 million after-tax) in gain on dispositions in the consolidated statement of income related to the sale of J.D. Power.

The operating profit of our businesses that were disposed of or held for sale for the years ending December 31, 2018, 2017, and 2016 is as follows:

(in millions)	Year ended December 31,
	2018	2017	2016
Operating profit [1]	$—	$—	$62
1 The year ended December 31, 2016 excludes a pre-tax gain of $1.1 billion on our dispositions.

3. Goodwill and Other Intangible Assets

Goodwill

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired.

The change in the carrying amount of goodwill by segment is shown below:

(in millions)	Ratings	Market Intelligence	Platts	Indices	Corporate	Total
Balance as of December 31, 2016	$109	$1,960	$497	$383	$—	$2,949
Other [1]	5	1	26	8	—	40
Balance as of December 31, 2017	114	1,961	523	391	—	2,989
Acquisitions	5	62	—	—	498	565
Other [1]	(6)	6	(7)	(12)	—	(19)
Balance as of December 31, 2018	$113	$2,029	$516	$379	$498	$3,535

[1]
Primarily relates to the impact of foreign exchange and valuation adjustments for prior period acquisitions. 2017 includes adjustments related to PIRA, Trucost, RigData and Commodity Flow. 2018 includes adjustments related to Trucost.

Goodwill additions in the table above relate to transactions discussed in Note 2 – Acquisitions and Divestitures.

Other Intangible Assets

Other intangible assets include both indefinite-lived assets not subject to amortization and definite-lived assets subject to amortization. We have indefinite-lived assets with a carrying value of $846 million and $714 million as of December 31, 2018 and 2017, respectively.

•
2018 and 2017 both include $380 million and $90 million for Dow Jones Indices intellectual property and the Dow Jones tradename, respectively, that we recorded as part of the transaction to form S&P Dow Jones Indices LLC in 2012.

•	2018 and 2017 both include $185 million within our Market Intelligence segment for the SNL tradename.

•	2018 includes $132 million within our Indices segment for the balance of the IP rights in a family of indices derived from the S&P 500, solidifying Indices IP in and to the S&P 500 index family.

•	2018 and 2017 both include $59 million within our Indices segment for the Goldman Sachs Commodity Index intellectual property and the Broad Market Indices intellectual property.

The following table summarizes our definite-lived intangible assets:

(in millions)
Cost	Databases and software	Content	Customer relationships	Tradenames	Other intangibles	Total
Balance as of December 31, 2016	$506	$139	$330	$45	$163	$1,183
Dispositions	(4)	—	(2)	—	—	(6)
Other [1]	52	—	19	5	(86)	(10)
Balance as of December 31, 2017	554	139	347	50	77	1,167
Acquisitions	3	—	—	—	123	126
Other (primarily Fx)	4	—	(1)	—	(6)	(3)
Balance as of December 31, 2018	$561	$139	$346	$50	$194	$1,290

Accumulated amortization
Balance as of December 31, 2016	$132	$87	$84	$36	$52	$391
Current year amortization	52	14	22	4	6	98
Dispositions	(3)	—	(2)	—	(1)	(6)
Reclassifications	2	—	1	1	(4)	—
Other (primarily Fx)	4	—	1	1	4	10
Balance as of December 31, 2017	187	101	106	42	57	493
Current year amortization	52	14	21	3	32	122
Reclassifications	1	—		—	(1)	—
Other (primarily Fx)	—	—	(1)	—	(2)	(3)
Balance as of December 31, 2018	$240	$115	$126	$45	$86	$612

Net definite-lived intangibles:
December 31, 2017	$367	$38	$241	$8	$20	$674
December 31, 2018	$321	$24	$220	$5	$108	$678

[1]	Primarily relates to the impact of foreign exchange and valuation adjustments for prior period acquisitions. 2017 includes adjustments related to PIRA, Trucost, RigData and Commodity Flow.

Definite-lived intangible assets are being amortized on a straight-line basis over periods of up to 20 years. The weighted-average life of the intangible assets as of December 31, 2018 is approximately 11 years.

Amortization expense for the years ended December 31, 2018, 2017 and 2016 was $122 million, $98 million, and $96 million, respectively. Expected amortization expense for intangible assets over the next five years for the years ended December 31, assuming no further acquisitions or dispositions, is as follows:

(in millions)	2019	2020	2021	2022	2023
Amortization expense	$122	$114	$83	$74	$70

4. Taxes on Income

Income before taxes on income resulting from domestic and foreign operations is as follows:

(in millions)	Year Ended December 31,
	2018	2017	2016
Domestic operations	$1,857	$1,723	$2,585
Foreign operations	824	738	603
Total income before taxes	$2,681	$2,461	$3,188

The provision for taxes on income consists of the following:

(in millions)	Year Ended December 31,
	2018	2017	2016
Federal:
Current	$183	$489	$641
Deferred	68	63	79
Total federal	251	552	720
Foreign:
Current	214	194	133
Deferred	(2)	(3)	(4)
Total foreign	212	191	129
State and local:
Current	81	73	99
Deferred	16	7	12
Total state and local	97	80	111
Total provision for taxes	$560	$823	$960
A reconciliation of the U.S. federal statutory income tax rate to our effective income tax rate for financial reporting purposes is as follows:

	Year Ended December 31,
	2018	2017	2016
U.S. federal statutory income tax rate	21.0%	35.0%	35.0%
State and local income taxes	2.8	2.5	2.7
Divestitures	—	—	(4.3)
Foreign operations	0.2	(3.9)	(2.0)
TCJA Transition Tax	(0.3)	6.0	—
Stock-based compensation	(1.2)	(2.7)	—
S&P Dow Jones Indices LLC joint venture	(1.2)	(1.8)	(1.2)
Tax credits and incentives	(1.7)	(2.1)	(1.6)
Other, net	1.3	0.4	1.5
Effective income tax rate	20.9%	33.4%	30.1%

The decrease in the effective income tax rate in 2018 was primarily due to the reduction of the U.S. federal corporate tax rate as a result of the enactment of the Tax Cuts and Jobs Act (“TCJA”). Additionally, a one-time transition tax charge of $149 million due to the TCJA was recorded in 2017, which included tax expense of approximately $173 million on the deemed repatriation of foreign earnings and a tax benefit of approximately $24 million in respect of the re-valuation of the net U.S. deferred tax liabilities at the reduced corporate income tax rate.

We have elected to recognize the tax on Global Intangible Low Taxed Income (“GILTI”) as a period expense in the year the tax is incurred. GILTI expense is included in Other, net above.

The principal temporary differences between the accounting for income and expenses for financial reporting and income tax purposes are as follows:

(in millions)	December 31,
	2018	2017
Deferred tax assets:
Legal and regulatory settlements	$2	$27
Employee compensation	57	50
Accrued expenses	36	47
Postretirement benefits	48	34
Unearned revenue	11	26
Allowance for doubtful accounts	8	8
Loss carryforwards	155	135
Other	24	45
Total deferred tax assets	341	372
Deferred tax liabilities:
Goodwill and intangible assets	(295)	(249)
Fixed assets	—	(4)
Total deferred tax liabilities	(295)	(253)
Net deferred income tax asset before valuation allowance	46	119
Valuation allowance	(156)	(127)
Net deferred income tax (liability) asset	$(110)	$(8)
Reported as:
Non-current deferred tax assets	$52	$59
Non-current deferred tax liabilities	(162)	(67)
Net deferred income tax (liability) asset	$(110)	$(8)

We record valuation allowances against deferred income tax assets when we determine that it is more likely than not that such deferred income tax assets will not be realized based upon all the available evidence. The valuation allowance is primarily related to operating losses.

As of December 31, 2018, we have approximately $2.3 billion of undistributed earnings of our foreign subsidiaries, of which $784 million is reinvested indefinitely in our foreign operations. We have not recorded deferred income taxes applicable to undistributed earnings of foreign subsidiaries that are indefinitely reinvested in foreign operations. Quantification of the deferred tax liability, if any, associated with indefinitely reinvested earnings is not practicable.

We made net income tax payments totaling $558 million in 2018, $709 million in 2017, and $683 million in 2016. As of December 31, 2018, we had net operating loss carryforwards of $691 million, of which a significant portion has an unlimited carryover period under current law.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in millions)	Year ended December 31,
	2018	2017	2016
Balance at beginning of year	$212	$221	$162
Additions based on tax positions related to the current year	19	23	48
Additions for tax positions of prior years	2	17	20
Reduction for tax positions of prior years	(21)	(32)	(3)
Reduction for settlements	(65)	(5)	(6)
Expiration of applicable statutes of limitations	—	(12)	—
Balance at end of year	$147	$212	$221

The total amount of federal, state and local, and foreign unrecognized tax benefits as of December 31, 2018, 2017 and 2016 was $147 million, $212 million and $221 million, respectively, exclusive of interest and penalties. During the period ending December 31, 2018, there was no net tax impact to tax expense from the change in unrecognized tax benefits.

We recognize accrued interest and penalties related to unrecognized tax benefits in interest expense and operating-related expense, respectively. Based on the current status of income tax audits, we believe that the total amount of unrecognized tax benefits on the balance sheet may be reduced by up to approximately $40 million in the next twelve months as a result of the resolution of local tax examinations. In addition to the unrecognized tax benefits, as of December 31, 2018 and 2017, we had $35 million and $59 million, respectively, of accrued interest and penalties associated with unrecognized tax benefits.

The U.S. federal income tax audit for 2017 is in process. During 2018, we completed federal, state and foreign tax audits and, with few exceptions, we are no longer subject to federal, state, or foreign income tax examinations by tax authorities for the years before 2011. The impact to tax expense in 2018, 2017 and 2016 was not material.

We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions, and we are routinely under audit by many different tax authorities. We believe that our accrual for tax liabilities is adequate for all open audit years based on an assessment of many factors including past experience and interpretations of tax law. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events. It is possible that tax examinations will be settled prior to December 31, 2019. If any of these tax audit settlements do occur within that period, we would make any necessary adjustments to the accrual for unrecognized tax benefits.

5. Debt

A summary of short-term and long-term debt outstanding is as follows:

(in millions)	December 31,
	2018	2017
2.5% Senior Notes, due 2018 [1]	$—	$399
3.3% Senior Notes, due 2020 [2]	698	697
4.0% Senior Notes, due 2025 [3]	693	692
4.4% Senior Notes, due 2026 [4]	892	892
2.95% Senior Notes, due 2027 [5]	493	493
6.55% Senior Notes, due 2037 [6]	396	396
4.5% Senior Notes, due 2048 [7]	490	—
Total debt	3,662	3,569
Less: short-term debt including current maturities	—	399
Long-term debt	$3,662	$3,170

[1]	We made a $400 million early repayment of our 2.5% senior note in June of 2018.

[2]	Interest payments are due semiannually on February 14 and August 14, and as of December 31, 2018, the unamortized debt discount and issuance costs total $2 million.

[3]	Interest payments are due semiannually on June 15 and December 15, and as of December 31, 2018, the unamortized debt discount and issuance costs total $7 million.

[4]	Interest payments are due semiannually on February 15 and August 15, and as of December 31, 2018, the unamortized debt discount and issuance costs total $8 million.

[5]	Interest payments are due semiannually on January 22 and July 22, and as of December 31, 2018, the unamortized debt discount and issuance costs total $7 million.

[6]	Interest payments are due semiannually on May 15 and November 15, and as of December 31, 2018, the unamortized debt discount and issuance costs total $4 million.

[7]	Interest payments are due semiannually on May 15 and November 15, and as of December 31, 2018, the unamortized debt discount and issuance costs total $10 million.

Annual debt maturities are scheduled as follows based on book values as of December 31, 2018: no amounts due in 2019, $698 million due in 2020, no amounts due in 2021, 2022, and 2023 and $3.0 billion due thereafter.

On May 17, 2018, we issued $500 million of 4.5% notes due in 2048. The notes are fully and unconditionally guaranteed by our wholly-owned subsidiary, Standard & Poor's Financial Services LLC. In June of 2018, we used the net proceeds to fund the redemption price of the $400 million outstanding principal amount of our 2.5% senior notes due in August of 2018, and the balance for general corporate purposes.

On September 22, 2016, we issued $500 million of 2.95% senior notes due in 2027. The notes are fully and unconditionally guaranteed by our wholly-owned subsidiary, Standard & Poor's Financial Services LLC. We used the net proceeds to fund the $400 million early repayment of our 5.9% senior notes due in 2017 on October 20, 2016, and the balance for general corporate purposes.

We have the ability to borrow a total of $1.2 billion through our commercial paper program, which is supported by our revolving $1.2 billion five-year credit agreement (our "credit facility") that we entered into on June 30, 2017. This credit facility will terminate on June 30, 2022. There were no commercial paper borrowings outstanding as of December 31, 2018 and 2017.

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

Our exposure to market risk includes changes in foreign exchange rates. We have operations in foreign countries where the functional currency is primarily the local currency. For international operations that are determined to be extensions of the parent company, the U.S. dollar is the functional currency. We typically have naturally hedged positions in most countries from a local currency perspective with offsetting assets and liabilities. As of December 31, 2018 and December 31, 2017, we have entered into foreign exchange forward contracts to mitigate or hedge the effect of adverse fluctuations in foreign currency exchange rates. Foreign exchange forward contracts are recorded at fair value that is based on foreign currency exchange rates in active markets; therefore, we classify these derivative contracts within Level 2 of the fair value hierarchy. We do not enter into any derivative financial instruments for speculative purposes.

Undesignated Derivative Instruments

During the twelve months ended December 31, 2018 and 2017, we entered into foreign exchange forward contracts in order to mitigate the change in fair value of specific assets and liabilities in the consolidated balance sheet. These forward contracts do not qualify for hedge accounting. As of December 31, 2018 and 2017, the aggregate notional value of these outstanding forward contracts was $98 million and $130 million, respectively. The changes in fair value of these forward contracts are recorded in prepaid and other assets in the consolidated balance sheet with their corresponding change in fair value recognized into selling and general expenses in the consolidated statement of income. The amount recorded in selling and general expense for the twelve months ended December 31, 2018 and 2017 related to these contracts was a net loss of $12 million and a net gain of $3 million, respectively.

Cash Flow Hedges

During the twelve months ended December 31, 2018 and 2017, we entered into a series of foreign exchange forward contracts to hedge a portion of the Indian rupee, British pound, and Euro exposures through the fourth quarter of 2019 and 2018, respectively. During the twelve months ended December 31, 2016, we entered into a series of foreign exchange forward contracts to hedge a portion of the Indian Rupee exposure through the fourth quarter of 2016. These contracts are intended to offset the impact of movement of exchange rates on future revenue and operating costs and are scheduled to mature within twelve months. The changes in the fair value of these contracts are initially reported in accumulated other comprehensive loss in our consolidated balance sheet and are subsequently reclassified into revenue and selling and general expenses in the same period that the hedged transaction affects earnings.

As of December 31, 2018, we estimate that $4 million of the net gains related to derivatives designated as cash flow hedges recorded in other comprehensive income is expected to be reclassified into earnings within the next twelve months. There was no material hedge ineffectiveness for the year ended December 31, 2018.
As of December 31, 2018 and December 31, 2017, the aggregate notional value of our outstanding foreign exchange forward contracts designated as cash flow hedges was $289 million and $307 million, respectively.
The following table provides information on the location and fair value amounts of our cash flow hedges as of December 31, 2018 and December 31, 2017:

(in millions)		December 31,	December 31,
Balance Sheet Location		2018	2017
Derivatives designated as cash flow hedges:
Prepaid and other current assets	Foreign exchange forward contracts	$3	$3
The following table provides information on the location and amounts of pre-tax gains (losses) on our cash flow hedges for the years ended December 31:

(in millions)	Gain (Loss) Recognized in Accumulated Other Comprehensive Loss (effective portion)			Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (effective portion)	Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (effective portion)
Cash flow hedges - designated as hedging instruments	2018	2017	2016		2018	2017	2016
Foreign exchange forward contracts	$2	$—	$3	Revenue, Selling and general expenses	$(4)	$9	$4

The activity related to the change in unrealized gains (losses) in accumulated other comprehensive loss was as follows for the years ended December 31:

(in millions)	Year ended December 31,
	2018	2017	2016
Net unrealized gains (losses) on cash flow hedges, net of taxes, beginning of year	$2	$2	$(1)
Change in fair value, net of tax	(2)	9	7
Reclassification into earnings, net of tax	4	(9)	(4)
Net unrealized gains on cash flow hedges, net of taxes, end of year	$4	$2	$2

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

Benefit Obligation

A summary of the benefit obligation and the fair value of plan assets, as well as the funded status for the retirement and postretirement plans as of December 31, 2018 and 2017, is as follows (benefits paid in the table below include only those amounts contributed directly to or paid directly from plan assets):

(in millions)	Retirement Plans		Postretirement Plans
	2018	2017	2018	2017
Net benefit obligation at beginning of year	$2,329	$2,260	$49	$57
Service cost	3	3	—	—
Interest cost	71	74	1	2
Plan participants’ contributions	—	—	3	3
Actuarial loss (gain)	(199)	107	(4)	(5)
Gross benefits paid	(103)	(110)	(8)	(8)
Foreign currency effect	(26)	38	—	—
Other adjustments [1]	1	(43)	(1)	—
Net benefit obligation at end of year	2,076	2,329	40	49
Fair value of plan assets at beginning of year	2,219	2,073	20	—
Actual return on plan assets	(113)	263	—	—
Employer contributions	9	8	1	25
Plan participants’ contributions	—	—	3	3
Gross benefits paid	(103)	(110)	(8)	(8)
Foreign currency effect	(25)	31	—	—
Other adjustments [1]	—	(46)	—	—
Fair value of plan assets at end of year	1,987	2,219	16	20
Funded status	$(89)	$(110)	$(24)	$(29)
Amounts recognized in consolidated balance sheets:
Non-current assets	$125	$114	$—	$—
Current liabilities	(9)	(9)	—	—
Non-current liabilities	(205)	(215)	(24)	(29)
	$(89)	$(110)	$(24)	$(29)
Accumulated benefit obligation	$2,066	$2,319
Plans with accumulated benefit obligation in excess of the fair value of plan assets:
Projected benefit obligation	$214	$224
Accumulated benefit obligation	$204	$214
Fair value of plan assets	$—	$—
Amounts recognized in accumulated other comprehensive loss, net of tax:
Net actuarial loss (gain)	$460	$451	$(41)	$(37)
Prior service credit	2	1	(14)	(12)
Total recognized	$462	$452	$(55)	$(49)

[1]	Relates to the impact of retiree annuity purchases in 2017.

The actuarial loss included in accumulated other comprehensive loss for our retirement plans and expected to be recognized in net periodic benefit cost during the year ending December 31, 2019 is $13 million. There is an immaterial amount of prior service credit included in accumulated other comprehensive loss for our retirement plans expected to be recognized in net periodic benefit cost during the year ending December 31, 2019.

The actuarial gain included in accumulated other comprehensive loss for our postretirement plans and expected to be recognized in net periodic benefit cost during the year ending December 31, 2019 is $2 million. The prior year service credit included in accumulated other comprehensive loss for our postretirement plans and expected to be recognized in net periodic benefit cost during the year ending December 31, 2019 is $1 million.

Net Periodic Benefit Cost

For purposes of determining annual pension cost, prior service costs are being amortized straight-line over the average expected remaining lifetime of plan participants expected to receive benefits.

A summary of net periodic benefit cost for our retirement and postretirement plans for the years ended December 31, is as follows:

(in millions)	Retirement Plans			Postretirement Plans
	2018	2017	2016	2018	2017	2016
Service cost	$3	$3	$3	$—	$—	$—
Interest cost	71	74	78	1	2	2
Expected return on assets	(124)	(126)	(122)	—	—	—
Amortization of:
Actuarial loss (gain)	20	18	16	(2)	(2)	(1)
Prior service credit	—	—	—	(1)	(2)	—
Other [1]	4	8	—		—	—
Net periodic benefit cost	$(26)	$(23)	$(25)	$(2)	$(2)	$1

[1]	Represents a charge related to our U.K retirement plan.

Our U.K. retirement plan accounted for a benefit of $10 million in 2018, $6 million in 2017, and $10 million in 2016 of the net periodic benefit cost attributable to the funded plans.

Other changes in plan assets and benefit obligations recognized in other comprehensive income, net of tax for the years ended December 31, are as follows:

(in millions)	Retirement Plans			Postretirement Plans
	2018	2017	2016	2018	2017	2016
Net actuarial (gain) loss	$28	$(20)	$60	$(7)	$(3)	$(12)
Recognized actuarial (gain) loss	(15)	(12)	(10)	1	1	1
Prior service (credit) cost	1	—	—	1	1	(8)
Other [1]	(4)	(7)	—	—	—	—
Total recognized	$10	$(39)	$50	$(5)	$(1)	$(19)

[1]	Represents a charge related to our U.K retirement plan.

The total cost for our retirement plans was $80 million for 2018, $70 million for 2017 and $69 million for 2016. Included in the total retirement plans cost are defined contribution plans cost of $79 million for 2018, $70 million for 2017 and $65 million for 2016.

Assumptions

	Retirement Plans			Postretirement Plans
	2018	2017	2016	2018	2017	2016
Benefit obligation:
Discount rate [2]	4.40%	3.68%	4.14%	4.15%	3.40%	3.69%
Net periodic cost:
Weighted-average healthcare cost rate [1]				6.50%	7.00%	7.00%
Discount rate - U.S. plan [2]	3.68%	4.13%	4.47%	3.40%	3.69%	3.94%
Discount rate - U.K. plan [2]	2.41%	2.58%	3.84%
Return on assets [3]	6.00%	6.25%	6.25%

[1]
The assumed weighted-average healthcare cost trend rate will decrease ratably from 6.5% in 2018 to 5% in 2024 and remain at that level thereafter. Assumed healthcare cost trends have an effect on the amounts reported for the healthcare plans. A one percentage point change in assumed healthcare cost trend creates the following effects:

(in millions)	1% point increase	1% point decrease
Effect on postretirement obligation	$—	$—

[2]
Effective January 1, 2018, we changed our discount rate assumption on our U.S. retirement plans to 3.68% from 4.13% in 2017 and changed our discount rate assumption on our U.K. plan to 2.41% from 2.58% in 2017 .

[3]
The expected return on assets assumption is calculated based on the plan’s asset allocation strategy and projected market returns over the long-term. Effective January 1, 2019, our return on assets assumption for the U.S. plan and U.K. plan remained unchanged at 6.00%.

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

Expected employer contributions in 2019 are $46 million and $6 million for our retirement and postretirement plans respectively. In 2019, we may elect to make additional non-required contributions depending on investment performance and the pension plan status. Information about the expected cash flows for our retirement and postretirement plans and the impact of the Medicare subsidy is as follows:

(in millions)		Postretirement Plans [2]
	Retirement [1] Plans	Gross payments	Retiree contributions	Medicare subsidy [3]	Net payments
2019	$91	$8	$(2)	$—	$6
2020	94	7	(2)	—	5
2021	96	6	(2)	—	4
2022	99	6	(2)	—	4
2023	101	5	1	—	6
2024-2028	534	19	(7)	—	12

[1]	Reflects the total benefits expected to be paid from the plans or from our assets including both our share of the benefit cost and the participants’ share of the cost.

[2]	Reflects the total benefits expected to be paid from our assets.

[3]	Expected medicare subsidy amounts, for the years presented, are less than $1 million.

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

•	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
The fair value of our defined benefit plans assets as of December 31, 2018 and 2017, by asset class is as follows:

(in millions)	December 31, 2018
	Total	Level 1	Level 2	Level 3
Cash and short-term investments	$4	$4	$—	$—
Equities:
U.S. indexes [1]	21	21	—	—
U.S. growth and value	69	69	—	—
Fixed income:
Long duration strategy [2]	1,070	—	1,070	—
Intermediate duration securities	35	—	35	—
Agency mortgage backed securities	4	—	4	—
Asset backed securities	18	—	18	—
Non-agency mortgage backed securities [3]	13	—	13	—
International, excluding U.K.	18	—	18	—
Real Estate:
U.K. [4]	39	—	—	39
Total	$1,291	$94	$1,158	$39
Collective investment funds [5]	$696
Total	$1,987

(in millions)	December 31, 2017
	Total	Level 1	Level 2	Level 3
Cash, short-term investments, and other	$10	$10	$—	$—
Equities:
U.S. indexes [1]	50	50	—	—
U.S. growth and value	109	109	—	—
U.K.	5	5	—	—
International, excluding U.K.	45	45	—	—
Fixed income:
Long duration strategy [2]	1,076	—	1,076	—
Intermediate duration securities	35	—	35	—
Agency mortgage backed securities	5	—	5	—
Asset backed securities	19	—	19	—
Non-agency mortgage backed securities [3]	15	—	15	—
International, excluding U.K.	18	—	18	—
Real Estate:
U.K. [4]	39	—	—	39
Total	$1,426	$219	$1,168	$39
Collective investment funds [5]	$793
Total	$2,219

[1]	Includes securities that are tracked in the S&P Smallcap 600 index.

[2]	Includes securities that are mainly investment grade obligations of issuers in the U.S.

[3]	Includes U.S. mortgage-backed securities that are not backed by the U.S. government.

[4]	Includes a fund which holds real estate properties in the U.K.

[5]
Includes the Standard & Poor's 500 Composite Stock Index, the Standard & Poor's MidCap 400 Composite Stock Index, a short-term investment fund which is a common collective trust vehicle, and other various asset classes.

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

The trustee obtains estimated prices from vendors for securities that are not easily quotable and they are categorized accordingly as Level 3. The following table details further information on our plan assets where we have used significant unobservable inputs (Level 3):

(in millions)	Level 3
Balance as of December 31, 2017	$39
Purchases	—
Distributions	(2)
Gain (loss)	2
Balance as of December 31, 2018	$39

Pension Trusts’ Asset Allocations

There are two pension trusts, one in the U.S. and one in the U.K.

•
The U.S. pension trust had assets of $1,572 million and $1,739 million as of December 31, 2018 and 2017 respectively, and the target allocations in 2018 include 75% fixed income, 16% domestic equities and 9% international equities.

•
The U.K. pension trust had assets of $415 million and $480 million as of December 31, 2018 and 2017, respectively, and the target allocations in 2018 include 40% fixed income, 30% diversified growth funds, 20% equities and 10% real estate.

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

U.S. Defined Contribution Plan

Assets of the defined contribution plan in the U.S. consist primarily of investment options, which include actively managed equity, indexed equity, actively managed equity/bond funds, target date funds, S&P Global Inc. common stock, stable value and money market strategies. There is also a self-directed mutual fund investment option. The plan purchased 193,051 shares and sold 205,798 shares of S&P Global Inc. common stock in 2018 and purchased 228,248 shares and sold 297,750 shares of S&P Global Inc. common stock in 2017. The plan held approximately 1.5 million shares of S&P Global Inc. common stock as of December 31, 2018 and 2017, with market values of $251 million and $255 million, respectively. The plan received dividends on S&P Global Inc. common stock of $3 million during both the years ended December 31, 2018 and December 31, 2017.

8. Stock-Based Compensation

We issue stock-based incentive awards to our eligible employees and Directors under the 2002 Employee Stock Incentive Plan and a Director Deferred Stock Ownership Plan.

•
2002 Employee Stock Incentive Plan (the “2002 Plan”) – The 2002 Plan permits the granting of nonqualified stock options, stock appreciation rights, performance stock, restricted stock and other stock-based awards. In 2018, we made a one-time issuance of incentive stock options under the 2002 Plan to replace Kensho employees' stock options that were assumed in connection with our acquisition of Kensho in April of 2018.

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

The number of common shares reserved for issuance are as follows:

(in millions)	December 31,
	2018	2017
Shares available for granting under the 2002 Plan	33.3	33.8
Options outstanding	1.7	2.1
Total shares reserved for issuance [1]	35.0	35.9

[1]	Shares reserved for issuance under the Director Deferred Stock Ownership Plan are not included in the total, but are less than 0.1 million.

We issue treasury shares upon exercise of stock options and the issuance of restricted stock and unit awards. To offset the dilutive effect of the exercise of employee stock options, we periodically repurchase shares. See Note 9 – Equity for further discussion.

Stock-based compensation expense and the corresponding tax benefit are as follows:

(in millions)	Year Ended December 31,
	2018	2017	2016
Stock option expense	$5	$3	$7
Restricted stock and unit awards expense	89	96	69
Total stock-based compensation expense	$94	$99	$76

Tax benefit	$19	$38	$29

Stock Options

Stock options may not be granted at a price less than the fair market value of our common stock on the date of grant. Stock options granted vest over a four year service period and have a maximum term of 10 years. Stock option compensation costs are recognized from the date of grant, utilizing a four-year graded vesting method. Under this method, more than half of the costs are recognized over the first twelve months, approximately one-quarter of the costs are recognized over a twenty-four month period starting from the date of grant, approximately one-tenth of the costs are recognized over a thirty-six month period starting from the date of grant, and the remaining costs recognized over a forty-eight month period starting from the date of grant.

We use a lattice-based option-pricing model to estimate the fair value of options granted. The following assumptions were used in valuing the options granted:

Year Ended
December 31, 2018
Risk-free average interest rate	2.6 - 2.7%
Dividend yield	1.1%
Volatility	21.8 - 22.0%
Expected life (years)	5.67 - 6.07
Weighted-average grant-date fair value per option	$112.98

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

In 2018, we made a one-time issuance of incentive stock options under the 2002 Plan to replace Kensho employees' stock options that were assumed in connection with our acquisition of Kensho in April of 2018. There were no stock options granted in 2017 and 2016.

Stock option activity is as follows:

(in millions, except per award amounts)	Shares	Weighted average exercise price	Weighted-average remaining years of contractual term	Aggregate intrinsic value
Options outstanding as of December 31, 2017	2.1	$44.09
Granted	0.2	$74.11
Exercised	(0.6)	$161.14
Forfeited and expired [1]	—	$71.68
Options outstanding as of December 31, 2018	1.7	$47.92	3.3	$202
Options exercisable as of December 31, 2018	1.6	$46.69	3.1	$195
1 There are less 0.1 million shares forfeited and expired.

(in millions, except per award amounts)	Shares	Weighted-average grant-date fair value
Nonvested options outstanding as of December 31, 2017	—	$27.52
Granted	0.2	$112.98
Vested	(0.1)	$112.36
Forfeited [1]	—	$112.14
Nonvested options outstanding as of December 31, 2018	0.1	$113.02
Total unrecognized compensation expense related to nonvested options	$2
Weighted-average years to be recognized over	2.0

[1]	There are less than 0.1 million shares forfeited.

The total fair value of our stock options that vested during the years ended December 31, 2018, 2017 and 2016 was $5 million, $4 million and $7 million, respectively.

Information regarding our stock option exercises is as follows:

(in millions)	Year Ended December 31,
	2018	2017	2016
Net cash proceeds from the exercise of stock options	$34	$75	$88
Total intrinsic value of stock option exercises	$77	$118	$95
Income tax benefit realized from stock option exercises	$27	$64	$41

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

Restricted stock and unit activity for performance and non-performance awards is as follows:

(in millions, except per award amounts)	Shares	Weighted-average grant-date fair value
Nonvested shares as of December 31, 2017	0.8	$124.91
Granted	1.0	$182.75
Vested	(0.9)	$167.13
Forfeited	(0.1)	$149.03
Nonvested shares as of December 31, 2018	0.8	$172.24
Total unrecognized compensation expense related to nonvested awards	$76
Weighted-average years to be recognized over	1.9

	Year Ended December 31,
	2018	2017	2016
Weighted-average grant-date fair value per award	$182.75	$147.12	$93.01
Total fair value of restricted stock and unit awards vested	$154	$147	$99
Tax benefit relating to restricted stock activity	$32	$36	$26

9. Equity

Capital Stock

Two million shares of preferred stock, par value $1 per share, are authorized; none have been issued.

On January 30, 2019, the Board of Directors approved an increase in the dividends for 2019 to a quarterly rate of $0.57 per common share.

	Year Ended December 31,
	2018	2017	2016
Quarterly dividend rate	$0.50	$0.41	$0.36
Annualized dividend rate	$2.00	$1.64	$1.44
Dividends paid (in millions)	$503	$421	$380

Stock Repurchases

On December 4, 2013, the Board of Directors approved a share repurchase program authorizing the purchase of 50 million shares, which was approximately 18% of the total shares of our outstanding common stock at that time.

Share repurchases were as follows:

(in millions, except average price)	Year Ended December 31,
	2018	2017	2016
Total number of shares purchased [1]	$8.4	$6.8	$9.7
Average price paid per share [2]	$197.21	$147.74	$113.36
Total cash utilized [2]	$1,660	$1,001	$1,097

[1]	2018, 2017 and 2016 includes shares received as part of our accelerated share repurchase agreements as described in more detail below.

[2]
In December of 2015, 0.3 million shares were repurchased for approximately $26 million, which settled in January of 2016. Cash used for financing activities only reflects those shares which settled during the year ended December 31, 2018, 2017 and 2016 resulting in $1,660 million, $1,001 million and $1,123 million of cash used to repurchase shares, respectively.

Our purchased shares may be used for general corporate purposes, including the issuance of shares for stock compensation plans and to offset the dilutive effect of the exercise of employee stock options. As of December 31, 2018, 10.6 million shares remained available under our current share repurchase program. Our current share repurchase program has no expiration date and purchases under this program may be made from time to time on the open market and in private transactions, depending on market conditions.

Accelerated Share Repurchase Agreements

2018
We entered into an accelerated share repurchase ("ASR") agreement with a financial institution on October 29, 2018 to initiate share repurchases aggregating $500 million. The ASR agreement was structured as an uncapped ASR agreement in which we paid $500 million and received an initial delivery of approximately 2.5 million shares, representing 85% of the $500 million at a price equal to the then market price of the Company. We completed the ASR agreement on January 2, 2019 and received an additional 0.4 million shares. We repurchased a total of 2.9 million shares under the ASR agreement for an average purchase price of $173.80 per share. The total number of shares repurchased under the ASR agreement is equal to $500 million divided by the volume weighted-average share price, less a discount. The repurchased shares are held in Treasury. The ASR agreement was executed under the current share repurchase program, approved on December 4, 2013.

We entered into an ASR agreement with a financial institution on March 6, 2018 to initiate share repurchases aggregating $1 billion. The ASR agreement was structured as an uncapped ASR agreement in which we paid $1 billion and received an initial delivery of approximately 4.5 million shares, representing 85% of the $1 billion at a price equal to the then market price of the Company. We completed the ASR agreement on September 25, 2018, and received an additional 0.6 million shares. We repurchased a total of 5.1 million shares under the ASR agreement for an average purchase price of $197.49 per share. The total number of shares repurchased under the ASR agreement is equal to $1 billion divided by the volume weighted-average share price, less a discount. The repurchased shares are held in Treasury. The ASR agreement was executed under the current share repurchase program, approved on December 4, 2013.

2017
We entered into an ASR agreement with a financial institution on August 1, 2017 to initiate share repurchases aggregating $500 million. The ASR agreement was structured as an uncapped ASR agreement in which we paid $500 million and received an initial delivery of approximately 2.8 million shares, representing 85% of the $500 million at a price equal to the then market price of the Company. We completed the ASR agreement on October 31, 2017 and received an additional 0.5 million shares. We repurchased a total of 3.2 million shares under the ASR agreement for an average purchase price of $154.46 per share. The total number of shares repurchased under the ASR agreement is equal to $500 million divided by the volume weighted-average share price, less a discount. The repurchased shares are held in Treasury. The ASR agreement was executed under the current share repurchase program, approved on December 4, 2013.

2016
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

The ASR agreements discussed above were each accounted for as two transactions: a stock purchase transaction and a forward stock purchase contract. The shares delivered under the ASR agreement resulted in a reduction of our outstanding shares used to determine our weighted average common shares outstanding for purposes of calculating basic and diluted earnings per share. The forward stock purchase contract was classified as an equity instrument.

We entered into an ASR agreement with a financial institution on February 11, 2019 to initiate share repurchases aggregating $500 million.

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

Noncontrolling interests that do not contain such redemption features are presented in equity.

Changes to redeemable noncontrolling interest during the year ended December 31, 2018 were as follows:

(in millions)
Balance as of December 31, 2017	$1,352
Net income attributable to noncontrolling interest	151
Distributions to noncontrolling interest	(111)
Redemption value adjustment	228
Balance as of December 31, 2018	$1,620

Accumulated Other Comprehensive Loss

The following table summarizes the changes in the components of accumulated other comprehensive loss for the year ended December 31, 2018:

(in millions)	Foreign Currency Translation Adjustment	Pension and Postretirement Benefit Plans [1]	Unrealized Gain (Loss) on Forward Exchange Contracts [2]	Unrealized Loss on Investment [3]	Accumulated Other Comprehensive Loss
Balance as of December 31, 2017	$(239)	$(402)	$2	(10)	$(649)
Other comprehensive loss before reclassifications	(100)	(19)	(2)	—	(121)
Reclassifications from accumulated other comprehensive loss to net earnings	—	14	4	—	18
Net other comprehensive (loss) income	(100)	(5)	2	—	(103)
Amounts reclassified to retained income	—	—	—	10	10
Balance as of December 31, 2018	$(339)	$(407)	$4	$—	$(742)

[1]	See Note 7 — Employee Benefits for additional details of items reclassed from accumulated other comprehensive loss to net earnings.

[2]	See Note 6 — Derivative Instruments for additional details of items reclassed from accumulated other comprehensive loss to net earnings.

[3]	On January 1, 2018, the unrealized loss on investments was reclassified to retained income. See Note 1 - Accounting Policies for additional details.

The net actuarial loss and prior service cost related to pension and other postretirement benefit plans included in other comprehensive income is net of a tax provision of $9 million for the year ended December 31, 2018.

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

The calculation for basic and diluted EPS is as follows:

(in millions, except per share data)	Year Ended December 31,
	2018	2017	2016
Amount attributable to S&P Global Inc. common shareholders:
Net income	$1,958	$1,496	$2,106

Basic weighted-average number of common shares outstanding	250.9	256.3	262.8
Effect of stock options and other dilutive securities	2.3	2.6	2.4
Diluted weighted-average number of common shares outstanding	253.2	258.9	265.2

Earnings per share attributable to S&P Global Inc. common shareholders:
Net income:
Basic	$7.80	$5.84	$8.02
Diluted	$7.73	$5.78	$7.94

Each period we have certain stock options and restricted performance shares that are potentially excluded from the computation of diluted EPS. The effect of the potential exercise of stock options is excluded when the average market price of our common stock is lower than the exercise price of the related option during the period or when a net loss exists because the effect would have been antidilutive. Additionally, restricted performance shares are excluded because the necessary vesting conditions had not been met or when a net loss exists. As of December 31, 2018, 2017 and 2016, there were no stock options excluded. Restricted performance shares outstanding of 0.5 million, 0.6 million and 0.7 million as of December 31, 2018, 2017 and 2016, respectively, were excluded.

11. Restructuring

During 2018 and 2017, we continued to evaluate our cost structure and further identified cost savings associated with streamlining our management structure and our decision to exit non-strategic businesses. Our 2018 and 2017 restructuring plans consisted of a company-wide workforce reduction of approximately 160 and 520 positions, respectively, and are further detailed below. The charges for each restructuring plan are classified as selling and general expenses within the consolidated statements of income and the reserves are included in other current liabilities in the consolidated balance sheets.

In certain circumstances, reserves are no longer needed because of efficiencies in carrying out the plans or because employees previously identified for separation resigned from the Company and did not receive severance or were reassigned due to circumstances not foreseen when the original plans were initiated. In these cases, we reverse reserves through the consolidated statements of income during the period when it is determined they are no longer needed. There were approximately $6 million of reserves from the 2017 restructuring plan that we have reversed in 2018, which offset the initial charge of $44 million recorded for the 2017 restructuring plan. There were approximately $7 million of reserves from the 2016 restructuring plan that we have reversed in 2017, which offset the initial charge of $30 million recorded for the 2016 restructuring plan.

The initial restructuring charge recorded and the ending reserve balance as of December 31, 2018 by segment is as follows:

	2018 Restructuring Plan		2017 Restructuring Plan
(in millions)	Initial Charge Recorded	Ending Reserve Balance	Initial Charge Recorded	Ending Reserve Balance
Ratings	$8	$8	$25	$7
Market Intelligence	7	7	8	1
Platts	—	—	1	—
Indices	—	—	—	—
Corporate	10	9	10	2
Total	$25	$24	$44	$10

For the year ended December 31, 2018, we have reduced the reserve for the 2018 restructuring plan by $1 million and for the years ended December 31, 2018 and 2017, we have reduced the reserve for the 2017 restructuring plan by $29 million and $5 million, respectively. The reductions primarily related to cash payments for employee severance charges.

12. Segment and Geographic Information

As discussed in Note 1 – Accounting Policies, we have four reportable segments: Ratings, Market Intelligence, Platts and Indices.

Our Chief Executive Officer is our chief operating decision-maker and evaluates performance of our segments and allocates resources based primarily on operating profit. Segment operating profit does not include Corporate Unallocated, other income, net, or interest expense, net, as these are costs that do not affect the operating results of our reportable segments. We use the same accounting policies for our segments as those described in Note 1 – Accounting Policies.

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

A summary of operating results for the years ended December 31 is as follows:

Revenue
(in millions)	2018	2017	2016
Ratings	$2,883	$2,988	$2,535
Market Intelligence	1,833	1,683	1,661
Platts	815	774	925
Indices	837	728	638
Corporate	15	—	—
Intersegment elimination [1]	(125)	(110)	(98)
Total revenue	$6,258	$6,063	$5,661

Operating Profit
(in millions)	2018	2017	2016
Ratings [2]	$1,530	$1,517	$1,256
Market Intelligence [3]	545	457	729
Platts [4]	383	326	1,090
Indices [5]	563	478	413
Total reportable segments	3,021	2,778	3,488
Corporate Unallocated [6]	(231)	(195)	(147)
Total operating profit	$2,790	$2,583	$3,341

[1]	Revenue for Ratings and expenses for Market Intelligence include an intersegment royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings.

[2]
Operating profit for the year ended December 31, 2018 includes legal settlement expenses of $74 million and employee severance charges of $8 million. Operating profit for the year ended December 31, 2017 includes legal settlement expenses of $55 million and employee severance charges of $25 million. Operating profit for the year ended December 31, 2016 primarily includes a benefit related to net legal settlement insurance recoveries of $10 million and employee severance charges of $6 million. Additionally, operating profit includes amortization of intangibles from acquisitions of $2 million, $4 million $5 million for the years ended December 31, 2018, 2017 and 2016, respectively.

[3]
Operating profit for the year ended December 31, 2018 includes restructuring charges related to a business disposition and employee severance charges of $7 million. Operating profit for the year ended December 31, 2017 includes employee severance charges of $7 million, and non-cash disposition-related adjustments of $4 million. Operating profit for the year ended December 31, 2016 includes a $373 million gain from our dispositions, disposition-related costs of $43 million, a technology-related impairment charge of $24 million and an acquisition-related cost of $1 million. Additionally, operating profit includes amortization of intangibles from acquisitions of $73 million, $71 million and $72 million for the years ended December 31, 2018, 2017 and 2016, respectively.

[4]
Operating profit for the year ended December 31, 2017 includes non-cash acquisition-related adjustment of $11 million, a charge to exit a leased facility of $6 million, an asset write-off of $2 million, and employee severance charges of $2 million. Operating profit for the year ended December 31, 2016 includes a $728 million gain from our dispositions and disposition-related costs of $5 million. Additionally, Operating profit includes amortization of intangibles from acquisitions of $18 million for the years ended December 31, 2018 and 2017 and $14 million for the year ended December 31, 2016.

[5]	Operating profit includes amortization of intangibles from acquisitions of $6 million for the years ended December 31, 2018, 2017 and 2016, respectively.

[6]
Corporate Unallocated operating loss for the year ended December 31, 2018 includes Kensho retention related expense of $31 million, lease impairments of $11 million and employee severance charges of $10 million. Corporate Unallocated operating loss for the year ended December 31, 2017 includes a charge to exit leased facilities of $19 million and employee severance charges of $10 million. The year ended December 31, 2016 includes $3 million from a disposition-related reserve release. Additionally, Corporate Unallocated operating loss includes amortization of intangibles from acquisitions of $23 million for the year December 31, 2018.

(in millions)	Depreciation & Amortization			Capital Expenditures
	2018	2017	2016	2018	2017	2016
Ratings	$32	$34	$34	$42	$45	$42
Market Intelligence	99	104	105	30	37	40
Platts	27	25	26	9	15	17
Indices	9	8	8	3	3	3
Total reportable segments	167	171	173	84	100	102
Corporate	39	9	8	29	23	13
Total	$206	$180	$181	$113	$123	$115

Segment information as of December 31 is as follows:

(in millions)	Total Assets
	2018	2017
Ratings	$680	$788
Market Intelligence	3,606	3,381
Platts	787	791
Indices	1,443	1,270
Total reportable segments	6,516	6,230
Corporate [1]	2,928	3,190
Assets held for sale [2]	14	5
Total	$9,458	$9,425

[1]
Corporate assets consist principally of cash and cash equivalents, goodwill and other intangible assets, assets for pension benefits, deferred income taxes and leasehold improvements related to subleased areas.

[2]	Includes East Windsor and New Jersey facility as of December 31, 2018 and 2017, respectively.

We do not have operations in any foreign country that represent more than 8% of our consolidated revenue. Transfers between geographic areas are recorded at agreed upon prices and intercompany revenue and profit are eliminated. No single customer accounted for more than 10% of our consolidated revenue.

The following provides revenue and long-lived assets by geographic region:

(in millions)	Revenue			Long-lived Assets
	Year ended December 31,			December 31,
	2018	2017	2016	2018	2017
U.S.	$3,750	$3,658	$3,461	$5,019	$4,285
European region	1,543	1,473	1,330	317	346
Asia	647	594	575	51	54
Rest of the world	318	338	295	42	49
Total	$6,258	$6,063	$5,661	$5,429	$4,734

	Revenue			Long-lived Assets
	Year ended December 31,			December 31,
	2018	2017	2016	2018	2017
U.S.	60%	60%	61%	92%	91%
European region	25	24	24	6	7
Asia	10	10	10	1	1
Rest of the world	5	6	5	1	1
Total	100%	100%	100%	100%	100%

See Note 2 – Acquisitions and Divestitures and Note 11 – Restructuring, for actions that impacted the segment operating results.

13. Commitments and Contingencies

Related Party Agreement

In March of 2018, the Company made a $20 million contribution to the S&P Global Foundation.

In June of 2012, we entered into a license agreement (the "License Agreement") with the holder of S&P Dow Jones Indices LLC noncontrolling interest, CME Group, which replaced the 2005 license agreement between Indices and CME Group. Under the terms of the License Agreement, S&P Dow Jones Indices LLC receives a share of the profits from the trading and clearing of CME Group's equity index products. During the years ended December 31, 2018, 2017 and 2016, S&P Dow Jones Indices LLC earned $121 million, $74 million and $76 million of revenue under the terms of the License Agreement, respectively. The entire amount of this revenue is included in our consolidated statement of income and the portion related to the 27% noncontrolling interest is removed in net income attributable to noncontrolling interests.

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

Rental expense for property and equipment under all operating lease agreements is as follows:

(in millions)	Year ended December 31,
	2018	2017	2016
Gross rental expense	$172	$177	$179
Less: sublease revenue	(17)	(17)	(16)
Net rental expense	$155	$160	$163

Cash amounts for future minimum rental commitments under existing non-cancelable leases with a remaining term of more than one year, along with minimum sublease rental income to be received under non-cancelable subleases are shown in the following table.

(in millions)	Rent commitment	Sublease income	Net rent
2019	$130	$(17)	$113
2020	102	(3)	99
2021	85	—	85
2022	75	—	75
2023	67	—	67
2024 and beyond	400	—	400
Total	$859	$(20)	$839

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

In view of the uncertainty inherent in litigation and government and regulatory enforcement matters, we cannot predict the eventual outcome of such matters or the timing of their resolution, or in most cases reasonably estimate what the eventual judgments, damages, fines, penalties or impact of activity (if any) restrictions may be. As a result, we cannot provide assurance that such outcomes will not have a material adverse effect on our consolidated financial condition, cash flows, business or competitive position. As litigation or the process to resolve pending matters progresses, as the case may be, we will continue to review the latest information available and assess our ability to predict the outcome of such matters and the effects, if any, on our consolidated financial condition, cash flows, business or competitive position, which may require that we record liabilities in the consolidated financial statements in future periods.

S&P Global Ratings

In the second quarter the Company entered into an agreement to settle certain civil cases in Australia against the Company and certain of its subsidiaries relating to alleged investment losses in collateralized debt obligations rated by S&P Global Ratings. The settlement was approved by the court in August 2018.

14. Quarterly Financial Information (Unaudited)

(in millions, except per share data)	First quarter	Second quarter	Third quarter	Fourth quarter	Total year
2018
Revenue	$1,567	$1,609	$1,546	$1,536	$6,258
Operating profit	$711	$672	$704	$704	$2,790
Net income	$534	$501	$535	$551	$2,121
Net income attributable to S&P Global common shareholders	$491	$461	$495	$512	$1,958

Earnings per share attributable to S&P Global Inc. common shareholders:
Net income:
Basic	$1.94	$1.83	$1.97	$2.06	$7.80
Diluted	$1.93	$1.82	$1.95	$2.03	$7.73

2017
Revenue	$1,453	$1,509	$1,513	$1,589	$6,063
Operating profit	$639	$668	$649	$627	$2,583
Net income	$430	$457	$452	$299	$1,638
Net income attributable to S&P Global common shareholders	$399	$421	$414	$263	$1,496

Earnings per share attributable to S&P Global Inc. common shareholders:
Net income:
Basic	$1.54	$1.63	$1.62	1.03	5.84
Diluted	$1.53	$1.62	$1.61	1.02	5.78
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

	Statement of Income
	Year Ended December 31, 2018
(in millions)	S&P Global Inc.	Standard & Poor's Financial Services LLC	Non-Guarantor Subsidiaries	Eliminations	S&P Global Inc. Consolidated
Revenue	$776	$1,695	$3,940	$(153)	$6,258
Expenses:
Operating-related expenses	127	434	1,293	(153)	1,701
Selling and general expenses	183	292	1,086	—	1,561
Depreciation	37	7	40	—	84
Amortization of intangibles	—	—	122	—	122
Total expenses	347	733	2,541	(153)	3,468
Operating profit	429	962	1,399	—	2,790
Other income, net	(27)	—	2	—	(25)
Interest expense (income), net	143	2	(11)	—	134
Non-operating intercompany transactions	363	(75)	(1,872)	1,584	—
(Loss) income before taxes on income	(50)	1,035	3,280	(1,584)	2,681
(Benefit) Provision for taxes on income	(14)	250	324	—	560
Equity in net income of subsidiaries	3,576	(1)	—	(3,575)	—
Net income	3,540	784	2,956	(5,159)	2,121
Less: net income attributable to noncontrolling interests	—	—	—	(163)	(163)
Net income attributable to S&P Global Inc.	$3,540	$784	$2,956	$(5,322)	$1,958
Comprehensive income	$3,510	$783	$2,884	$(5,159)	$2,018

	Statement of Income
	Year Ended December 31, 2017
(in millions)	S&P Global Inc.	Standard & Poor's Financial Services LLC	Non-Guarantor Subsidiaries	Eliminations	S&P Global Inc. Consolidated
Revenue	$717	$1,780	$3,704	$(138)	$6,063
Expenses:
Operating-related expenses	90	482	1,261	(138)	1,695
Selling and general expenses	196	345	1,064	—	1,605
Depreciation	31	11	40	—	82
Amortization of intangibles	—	—	98	—	98
Total expenses	317	838	2,463	(138)	3,480
Operating profit	400	942	1,241	—	2,583
Other income, net	(16)	—	(11)	—	(27)
Interest expense (income), net	163	—	(14)	—	149
Non-operating intercompany transactions	365	(77)	(2,463)	2,175	—
(Loss) income before taxes on income	(112)	1,019	3,729	(2,175)	2,461
Provision for taxes on income	26	370	427	—	823
Equity in net income of subsidiaries	3,808	—	—	(3,808)	—
Net income	3,670	649	3,302	(5,983)	1,638
Less: net income attributable to noncontrolling interests	—	—	—	(142)	(142)
Net income attributable to S&P Global Inc.	$3,670	$649	$3,302	$(6,125)	$1,496
Comprehensive income	$3,694	$649	$3,401	$(5,982)	$1,762

	Statement of Income
	Year Ended December 31, 2016
(in millions)	S&P Global Inc.	Standard & Poor's Financial Services LLC	Non-Guarantor Subsidiaries	Eliminations	S&P Global Inc. Consolidated
Revenue	$667	$1,513	$3,607	$(126)	$5,661
Expenses:
Operating-related expenses	114	451	1,334	(126)	1,773
Selling and general expenses	128	243	1,096	—	1,467
Depreciation	38	9	38	—	85
Amortization of intangibles	—	—	96	—	96
Total expenses	280	703	2,564	(126)	3,421
Gain on disposition	(1,072)	—	(29)	—	(1,101)
Operating profit	1,459	810	1,072	—	3,341
Other income, net	(20)	—	(8)	—	(28)
Interest expense (income), net	191	—	(10)	—	181
Non-operating intercompany transactions	356	(83)	(941)	668	—
Income before taxes on income	932	893	2,031	(668)	3,188
Provision for taxes on income	275	420	265	—	960
Equity in net income of subsidiaries	2,412	294	—	(2,706)	—
Net income	3,069	767	1,766	(3,374)	2,228
Less: net income attributable to noncontrolling interests	—	—	—	(122)	(122)
Net income attributable to S&P Global Inc.	$3,069	$767	$1,766	$(3,496)	$2,106
Comprehensive income	$3,099	$767	$1,563	$(3,374)	$2,055

	Balance Sheet
	December 31, 2018
(in millions)	S&P Global Inc.	Standard & Poor's Financial Services LLC	Non-Guarantor Subsidiaries	Eliminations	S&P Global Inc. Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$694	$—	$1,223	$—	$1,917
Restricted cash	—	—	41	—	41
Accounts receivable, net of allowance for doubtful accounts	163	109	1,177	—	1,449
Intercompany receivable	550	2,138	2,873	(5,561)	—
Prepaid and other current assets	58	3	136	—	197
Total current assets	1,465	2,250	5,450	(5,561)	3,604
Property and equipment, net of accumulated depreciation	192	—	78	—	270
Goodwill	261	—	3,265	9	3,535
Other intangible assets, net	—	—	1,524	—	1,524
Investments in subsidiaries	8,599	6	8,030	(16,635)	—
Intercompany loans receivable	130	—	1,643	(1,773)	—
Other non-current assets	194	45	286	—	525
Total assets	$10,841	$2,301	$20,276	$(23,960)	$9,458
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$89	$15	$107	$—	$211
Intercompany payable	4,453	32	1,076	(5,561)	—
Accrued compensation and contributions to retirement plans	125	33	196	—	354
Income taxes currently payable	1	—	71	—	72
Unearned revenue	240	235	1,166	—	1,641
Accrued legal settlements	—	—	1	—	1
Other current liabilities	180	16	154	—	350
Total current liabilities	5,088	331	2,771	(5,561)	2,629
Long-term debt	3,662	—	—	—	3,662
Intercompany loans payable	114	—	1,659	(1,773)	—
Pension and other postretirement benefits	162	—	67	—	229
Other non-current liabilities	166	75	393	—	634
Total liabilities	9,192	406	4,890	(7,334)	7,154
Redeemable noncontrolling interest	—	—	—	1,620	1,620
Equity:
Common stock	294	—	2,279	(2,279)	294
Additional paid-in capital	72	618	9,784	(9,641)	833
Retained income	12,622	1,277	3,824	(6,439)	11,284
Accumulated other comprehensive loss	(299)	—	(489)	46	(742)
Less: common stock in treasury	(11,040)	—	(13)	12	(11,041)
Total equity - controlling interests	1,649	1,895	15,385	(18,301)	628
Total equity - noncontrolling interests	—	—	1	55	56
Total equity	1,649	1,895	15,386	(18,246)	684
Total liabilities and equity	$10,841	$2,301	$20,276	$(23,960)	$9,458

	Balance Sheet
	December 31, 2017
(in millions)	S&P Global Inc.	Standard & Poor's Financial Services LLC	Non-Guarantor Subsidiaries	Eliminations	S&P Global Inc. Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$632	$—	$2,145	$—	$2,777
Restricted cash	—	—	2	—	2
Accounts receivable, net of allowance for doubtful accounts	138	152	1,029	—	1,319
Intercompany receivable	768	1,784	2,527	(5,079)	—
Prepaid and other current assets	143	(3)	86	—	226
Total current assets	1,681	1,933	5,789	(5,079)	4,324
Property and equipment, net of accumulated depreciation	158	10	107	—	275
Goodwill	261	—	2,719	9	2,989
Other intangible assets, net	—	—	1,388	—	1,388
Investments in subsidiaries	8,364	5	8,028	(16,397)	—
Intercompany loans receivable	116	—	1,699	(1,815)	—
Other non-current assets	215	61	174	(1)	449
Total assets	$10,795	$2,009	$19,904	$(23,283)	$9,425
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$79	$23	$93	$—	$195
Intercompany payable	3,433	492	1,154	(5,079)	—
Accrued compensation and contributions to retirement plans	145	86	241	—	472
Short-term debt	399	—	—	—	399
Income taxes currently payable	2	—	75	—	77
Unearned revenue	293	193	1,127	—	1,613
Accrued legal settlements	—	2	105	—	107
Other current liabilities	136	21	194	—	351
Total current liabilities	4,487	817	2,989	(5,079)	3,214
Long-term debt	3,170	—	—	—	3,170
Intercompany loans payable	101	—	1,715	(1,816)	—
Pension and other postretirement benefits	180	—	64	—	244
Other non-current liabilities	376	74	229	—	679
Total liabilities	8,314	891	4,997	(6,895)	7,307
Redeemable noncontrolling interest	—	—	—	1,352	1,352
Equity:
Common stock	412	—	2,318	(2,318)	412
Additional paid-in capital	(216)	602	9,256	(9,117)	525
Retained income	12,156	516	3,782	(6,431)	10,023
Accumulated other comprehensive loss	(269)	—	(426)	46	(649)
Less: common stock in treasury	(9,602)	—	(23)	23	(9,602)
Total equity - controlling interests	2,481	1,118	14,907	(17,797)	709
Total equity - noncontrolling interests	—	—	—	57	57
Total equity	2,481	1,118	14,907	(17,740)	766
Total liabilities and equity	$10,795	$2,009	$19,904	$(23,283)	$9,425

	Statement of Cash Flows
	Year Ended December 31, 2018
(in millions)	S&P Global Inc.	Standard & Poor's Financial Services LLC	Non-Guarantor Subsidiaries	Eliminations	S&P Global Inc. Consolidated
Operating Activities:
Net income	$3,540	$784	$2,956	$(5,159)	$2,121
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	37	7	40	—	84
Amortization of intangibles	—	—	122	—	122
Provision for losses on accounts receivable	3	4	14	—	21
Deferred income taxes	33	10	38	—	81
Stock-based compensation	28	16	50	—	94
Accrued legal settlements	—	1	—	—	1
Other	46	5	1	—	52
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	(27)	39	(176)	—	(164)
Prepaid and other current assets	(2)	(4)	5	—	(1)
Accounts payable and accrued expenses	(11)	(64)	(31)	—	(106)
Unearned revenue	(53)	13	110	—	70
Accrued legal settlements	—	—	(108)	—	(108)
Other current liabilities	(22)	(11)	(34)	—	(67)
Net change in prepaid/accrued income taxes	2	—	(9)	—	(7)
Net change in other assets and liabilities	(128)	32	(33)	—	(129)
Cash provided by operating activities	3,446	832	2,945	(5,159)	2,064
Investing Activities:
Capital expenditures	(81)	(16)	(16)	—	(113)
Acquisitions, net of cash acquired	—	—	(401)	—	(401)
Proceeds from dispositions	—	—	6	—	6
Changes in short-term investments	—	—	(5)	—	(5)
Cash used for investing activities	(81)	(16)	(416)	—	(513)
Financing Activities:
Proceeds from issuance of senior notes, net	489	—	—	—	489
Payments on senior notes	(403)	—	—	—	(403)
Dividends paid to shareholders	(503)	—	—	—	(503)
Distributions to noncontrolling interest holders	—	—	(154)	—	(154)
Repurchase of treasury shares	(1,660)	—	—	—	(1,660)
Exercise of stock options	26	—	8	—	34
Purchase of additional CRISIL shares		—	(25)	—	(25)
Employee withholding tax on share-based payments	(66)	—	—	—	(66)
Intercompany financing activities	(1,181)	(816)	(3,162)	5,159	—
Cash used for financing activities	(3,298)	(816)	(3,333)	5,159	(2,288)
Effect of exchange rate changes on cash	(5)	—	(79)	—	(84)
Net change in cash, cash equivalents, and restricted cash	62	—	(883)	—	(821)
Cash, cash equivalents, and restricted cash at beginning of year	632	—	2,147	—	2,779
Cash, cash equivalents, and restricted cash at end of year	$694	$—	$1,264	$—	$1,958

	Statement of Cash Flows
	Year Ended December 31, 2017
(in millions)	S&P Global Inc.	Standard & Poor's Financial Services LLC	Non-Guarantor Subsidiaries	Eliminations	S&P Global Inc. Consolidated
Operating Activities:
Net income	$3,670	$649	$3,302	$(5,983)	$1,638
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	31	11	40	—	82
Amortization of intangibles	—	—	98	—	98
Provision for losses on accounts receivable	2	3	11	—	16
Deferred income taxes	108	(10)	(98)	—	—
Stock-based compensation	35	22	42	—	99
Accrued legal settlements	—	—	55	—	55
Other	34	19	43	—	96
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	(2)	(23)	(171)	—	(196)
Prepaid and other current assets	(5)	3	12	—	10
Accounts payable and accrued expenses	22	97	(44)	—	75
Unearned revenue	19	2	64	—	85
Accrued legal settlements	—	(1)	(3)	—	(4)
Other current liabilities	(42)	(12)	(31)	—	(85)
Net change in prepaid/accrued income taxes	41	(18)	9	—	32
Net change in other assets and liabilities	7	(6)	14	—	15
Cash provided by operating activities	3,920	736	3,343	(5,983)	2,016
Investing Activities:
Capital expenditures	(55)	(32)	(36)	—	(123)
Acquisitions, net of cash acquired	—	—	(83)	—	(83)
Proceeds from dispositions	—	—	2	—	2
Changes in short-term investments	—	—	(5)	—	(5)
Cash used for investing activities	(55)	(32)	(122)	—	(209)
Financing Activities:
Dividends paid to shareholders	(421)	—	—	—	(421)
Distributions to noncontrolling interest holders	—	—	(111)	—	(111)
Repurchase of treasury shares	(1,001)	—	—	—	(1,001)
Exercise of stock options	68	—	7	—	75
Employee withholding tax on share-based payments	(49)	—	—	—	(49)
Intercompany financing activities	(2,546)	(704)	(2,733)	5,983	—
Cash used for financing activities	(3,949)	(704)	(2,837)	5,983	(1,507)
Effect of exchange rate changes on cash	5	—	82	—	87
Net change in cash, cash equivalents, and restricted cash	(79)	—	466	—	387
Cash, cash equivalents, and restricted cash at beginning of year	711	—	1,681	—	2,392
Cash, cash equivalents, and restricted cash at end of year	$632	$—	$2,147	$—	$2,779

	Statement of Cash Flows
	Year Ended December 31, 2016
(in millions)	S&P Global Inc.	Standard & Poor's Financial Services LLC	Non-Guarantor Subsidiaries	Eliminations	S&P Global Inc. Consolidated
Operating Activities:
Net income	$3,069	$767	$1,766	$(3,374)	$2,228
Adjustments to reconcile net income to cash provided by operating activities
Depreciation	38	9	38	—	85
Amortization of intangibles	—	—	96	—	96
Provision for losses on accounts receivable	1	—	8	—	9
Deferred income taxes	16	(9)	72	—	79
Stock-based compensation	22	17	37	—	76
Gain on disposition	(1,072)	—	(29)	—	(1,101)
Accrued legal settlements	3	1	50	—	54
Other	48	5	(23)	—	30
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	(24)	187	(340)	—	(177)
Prepaid and other current assets	(2)	10	(3)	—	5
Accounts payable and accrued expenses	(8)	(39)	66	—	19
Unearned revenue	19	(395)	483	—	107
Accrued legal settlements	—	(108)	(42)	—	(150)
Other current liabilities	(27)	(27)	35	—	(19)
Net change in prepaid/accrued income taxes	141	—	33	—	174
Net change in other assets and liabilities	(9)	38	16	—	45
Cash provided by operating activities	2,215	456	2,263	(3,374)	1,560
Investing Activities:
Capital expenditures	(68)	(15)	(32)	—	(115)
Acquisitions, net of cash acquired	(144)	—	(33)	—	(177)
Contingent consideration payment	—	—	(34)	—	(34)
Proceeds from dispositions	1,422	—	76	—	1,498
Changes in short-term investments	—	—	(1)	—	(1)
Cash provided by (used for) investing activities	1,210	(15)	(24)	—	1,171
Financing Activities:
Additions to short-term debt	(143)	—	—	—	(143)
Proceeds from issuance of senior notes, net	493	—	—	—	493
Payments on senior notes	(421)	—	—	—	(421)
Dividends paid to shareholders	(380)	—	—	—	(380)
Distributions to noncontrolling interest holders	—	—	(116)	—	(116)
Repurchase of treasury shares	(1,123)	—	—	—	(1,123)
Exercise of stock options	86	—	2	—	88
Contingent consideration payment	(5)	—	—	—	(5)
Employee withholding tax on share-based payments	(55)	—	—	—	(55)
Intercompany financing activities	(1,333)	(441)	(1,600)	3,374	—
Cash used for financing activities	(2,881)	(441)	(1,714)	3,374	(1,662)
Effect of exchange rate changes on cash	—	—	(158)	—	(158)
Net change in cash, cash equivalents, and restricted cash	544	—	367	—	911
Cash, cash equivalents, and restricted cash at beginning of year	167	—	1,314	—	1,481
Cash, cash equivalents, and restricted cash at end of year	$711	$—	$1,681	$—	$2,392

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

As of December 31, 2018, an evaluation was performed under the supervision and with the participation of management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the U.S. Securities Exchange Act of 1934). Based on that evaluation, management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2018.

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

3.
Based on management’s evaluation under this framework, management has concluded that our internal controls over financial reporting were effective as of December 31, 2018. There are no material weaknesses in our internal control over financial reporting that have been identified by management.

4.
Our independent registered public accounting firm, Ernst & Young LLP, has audited our consolidated financial statements for the year ended December 31, 2018, and has issued their reports on the financial statements and the effectiveness of our internal control over financial reporting. These reports are located on pages 55 and 56 of this Annual Report on Form 10-K.

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

Revenue in 2018 attributable to the transactions or dealings by the Company described below was approximately $5.77 million with net profit from such sales being a fraction of the revenues.

During 2018, Platts, a division of the Company that provides energy-related information in over 150 countries, sold information and informational materials, which are generally exempt from U.S. economic sanctions, to 13 subscribers that are owned or controlled, or appear to be owned or controlled, by the Government of Iran (the “GOI”). The Company, among other things, offers customers that subscribe to its publications access to proprietary data, analytics, and industry information that enable commodities markets to perform with greater transparency and efficiency. This division provided such data related to the energy and petrochemicals markets to the subscribers referenced above, generating revenue that was a de minimis portion of both the division's and the Company’s revenue. Eight of the subscribers are identified by OFAC as GOI entities; and five appear, based on publicly available information, to be owned or controlled by GOI entities. We believe that these transactions were permissible under U.S. sanctions pursuant to certain statutory and regulatory exemptions for the exportation of information and informational materials. One of the subscribers that appears to be owned or controlled by GOI entities was designated in October 2018 by OFAC as a Specially Designated Global Terrorist; upon such designation, Platts ceased providing services to this entity in accordance with U.S. law. The Company will continue to monitor its provision of products and services to these Iranian customers so that such activity continues to be permissible under U.S. sanctions.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information about our directors is contained under the caption “Board of Directors and Corporate Governance-Director Biographies” in our Proxy Statement for our 2019 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2018 (the “2019 Proxy Statement”) and is incorporated herein by reference.
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

Information about the procedures by which security holders may recommend nominees to our Board of Directors can be found in our 2019 Proxy Statement under the caption “Board of Directors and Corporate Governance-Committees of the Board of Directors-Nominating and Corporate Governance Committee” and is incorporated herein by reference.
Information concerning the composition of the Audit Committee and our Audit Committee financial experts is contained in our 2019 Proxy Statement under the caption “Board of Directors and Corporate Governance-Committees of the Board of Directors-Audit Committee” and is incorporated herein by reference.
New York Stock Exchange Certification

Promptly following the 2019 annual meeting of shareholders, we intend to file with the NYSE the CEO certification regarding our compliance with the NYSE’s corporate governance listing standards as required by NYSE Rule 303A.12. Last year, we filed this CEO certification with the NYSE on May 29, 2018.

Item 11. Executive Compensation

Information about director and executive officer compensation, Compensation Committee interlocks and the Compensation Committee Report is contained in our 2019 Proxy Statement under the captions “2018 Director Compensation,” “Board of Directors and Corporate Governance-Compensation Committee Interlocks and Insider Participation,” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Set forth below is information with respect to securities authorized for issuance under equity compensation plans:
The following table details our equity compensation plans as of December 31, 2018:

	Equity Compensation Plans’ Information
	(a)		(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,652,682	[1]	$47.92	33,293,160	[2,3]

[1]	Shares to be issued upon exercise of outstanding options under our Stock Incentive Plans.

[2]
Included in this number are 32,622 shares reserved for issuance under the Director Deferred Stock Ownership Plan. The remaining 33,260,538 shares are reserved for issuance under the 2002 Stock Incentive Plan (the “2002 Plan”) for Performance Stock, Restricted Stock, Other Stock-Based Awards, Stock Options and Stock Appreciation Rights.

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

Information on the number of shares our common stock beneficially owned by each director and named executive officer, by all directors and executive officers as a group and on each beneficial owner of more than 5% of our common stock is contained under the caption “Ownership of Company Stock” in our 2019 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information with respect to certain relationships and related transactions and director independence is contained under the captions “Board of Directors and Corporate Governance-Transactions with Related Persons” in our 2019 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

During the year ended December 31, 2018, Ernst & Young LLP audited the consolidated financial statements of the Registrant and its subsidiaries.

Information on our Audit Committee’s pre-approval policy for audit services and information on our principal accountant fees and services is contained in our 2019 Proxy Statement under the caption “Independent Registered Public Accounting Firm’s Fees and Services” and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Documents filed as part of this Annual Report on Form 10-K:

1.	Financial Statements

•	Reports of Independent Registered Public Accounting Firm

•	Consolidated Statements of Income for the three years ended December 31, 2018

•	Consolidated Statements of Comprehensive Income for the three years ended December 31, 2018

•	Consolidated Balance Sheets as of December 31, 2018 and 2017

•	Consolidated Statements of Cash Flows for the three years ended December 31, 2018

•	Consolidated Statements of Equity for the three years ended December 31, 2018

•	Notes to the Consolidated Financial Statements

2.	Financial Schedule

•	Schedule II—Valuation and Qualifying Accounts

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

S&P Global
Schedule II – Valuation and Qualifying Accounts
(in millions)

Additions/(deductions)	Balance at beginning of year	Net charges to income	Deductions and other [1]	Balance at end of year
Year ended December 31, 2018
Allowance for doubtful accounts	$33	$21	$(20)	$34

Year ended December 31, 2017
Allowance for doubtful accounts	$28	$15	$(11)	$33

Year ended December 31, 2016
Allowance for doubtful accounts	$37	$8	$(17)	$28

[1]	Primarily includes uncollectible accounts written off, net of recoveries, impact of acquisitions and divestitures and adjustments for foreign currency translation.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

S&P Global Inc.
Registrant

By:

/s/ Douglas L. Peterson
Douglas L. Peterson
President and Chief Executive Officer

February 12, 2019

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on February 12, 2019 on behalf of the Registrant by the following persons who signed in the capacities as set forth below under their respective names.

/s/ Douglas L. Peterson
Douglas L. Peterson
President and Chief Executive Officer and Director

/s/ Ewout L. Steenbergen
Ewout L. Steenbergen
Executive Vice President and Chief Financial Officer

/s/ Christopher F. Craig
Christopher F. Craig
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

(4.7)
Fourth Supplemental Indenture dated as of May 17, 2018, among S&P Global Inc., Standard & Poor’s Financial Services LLC and U.S. Bank National Association, as trustee, incorporated by reference from the Registrant's Form 8-K filed on May 17, 2018.

(4.8)	Form of 2.500% Senior Note due 2018, as incorporated by reference from the Registrant’s Form 10-K for the fiscal year ended December 31, 2015.

(4.9)	Form of 3.300% Senior Note due 2020, as incorporated by reference from the Registrant’s Form 10-K for the fiscal year ended December 31, 2015.

(4.10)	Form of 4.000% Senior Note due 2025, as incorporated by reference from the Registrant’s Form 10-K for the fiscal year ended December 31, 2015.

(4.11)	Form of 4.400% Senior Note due 2026, as incorporated by reference from the Registrant’s Form 10-K for the fiscal year ended December 31, 2015.

(4.12)	Form of 2.950% Senior Note due 2027, incorporated by reference from the Registrant's Form 8-K filed on September 22, 2016.

(4.13)	Form of 4.500% Senior Note due 2048 (included in Ex. 4.2 of the referenced Form 8-K), incorporated by reference from the Registrant's Form 8-K filed May 17, 2018.

(10.1)
Form of Indemnification Agreement between Registrant and each of its directors and certain of its executive officers, incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 2004.

(10.2)*	Registrant’s 2002 Stock Incentive Plan, as amended and restated as of January 1, 2016, incorporated by reference from the Registrant’s Form 10-Q filed April 26, 2016.

(10.3)*	Form of Performance Share Unit Terms and Conditions, incorporated by reference from the Registrant's Form 10-K for the fiscal year ended December 31, 2014.

(10.4)*	Form of Performance Share Unit Terms and Conditions, as incorporated by reference from the Registrant’s Form 10-Q filed on April 28, 2015.

(10.5)*	Form of Performance Share Unit Terms and Conditions, incorporated by reference from the Registrant's Form 10-Q filed on April 26, 2016.

(10.6)*	Form of Performance Share Unit Terms and Conditions, incorporated by reference from the Registrant's Form 10-Q filed on April 26, 2017.

(10.7)*	Form of Performance Share Unit Terms and Conditions, incorporated by reference from the Registrant's Form 10-Q filed on April 26, 2018.

(10.8)*	Form of Restricted Stock Unit Award Terms and Conditions, as incorporated by reference from the Registrant’s Form 10-Q filed on April 28, 2015.

(10.9)*	Form of Restricted Stock Unit Award Terms and Conditions, incorporated by reference from the Registrant's Form 10-Q filed on April 26, 2016.

(10.10)*	Form of Restricted Stock Unit Award Terms and Conditions, incorporated by reference from the Registrant's Form 10-Q filed on April 26, 2017.

(10.11)*	Form of Restricted Stock Unit Award Terms and Conditions, incorporated by reference from the Registrant's Form 10-Q filed on April 26, 2018.

(10.12)*	Form of Restricted Stock Unit Award - Tranche Vesting Terms and Conditions, incorporated by reference from the Registrant's Form 10-Q filed on April 26, 2018.

(10.13)*	Form of Stock Option Award, incorporated by reference from the Registrant's Form 10-K for the fiscal year ended December 31, 2013.

(10.14)*
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

(10.16)*	Registrant’s Key Executive Short Term Incentive Compensation Plan, as amended effective January 1, 2016, incorporated by reference from Registrant’s Form 10-Q filed November 3, 2016.

(10.17)*	Registrant’s Key Executive Short Term Incentive Compensation Plan, as amended effective January 1, 2017, incorporated by reference from Registrant’s Form 10-Q filed October 26, 2017.

(10.18)*	Registrant's Senior Executive Severance Plan, amended and restated as of January 1, 2016, incorporated by reference from the Registrant's Form 10-Q filed April 26, 2016.

(10.19)
$1,000,000,000 Four-Year Credit Agreement dated as of June 19, 2013 among the Registrant, Standard & Poor’s Financial Services LLC, as guarantor, the lenders listed therein, JP Morgan Chase Bank, N.A., as administrative agent, and Bank of America, N.A., as syndication agent, incorporated by reference from the Registrant’s Form 8-K filed June 20, 2013.

(10.20)
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

(10.22)*
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

(10.25)*
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

(10.27)*
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

(10.29)*	Third Amendment to Standard & Poor’s Employee Retirement Plan Supplement, effective as of January 1, 2012, incorporated from the Registrant's Form 10-K for the fiscal year ended December 31, 2011.

(10.30)*
Fourth Amendment to Standard & Poor’s Employee Retirement Plan Supplement, effective generally as of January 1, 2014, incorporated by reference from the Registrant's Form 10-K for the fiscal year ended December 31, 2013.

(10.31)*
Fifth Amendment to Standard & Poor’s Employee Retirement Plan Supplement, dated December 23, 2014, incorporated by reference from the Registrant's Form 10-K for the fiscal year ended December 31, 2014.

(10.32)*	Registrant’s 401(k) Savings and Profit Sharing Supplement, as amended and restated as of January 1, 2016, incorporated by reference from the Registrant's Form 10-Q filed April 26, 2016.

(10.33)*
Registrant’s Management Supplemental Death and Disability Benefits Plan, as amended and restated effective as of September 23, 2014, incorporated by reference from the Registrant's Form 10-K for the fiscal year ended December 31, 2014.

(10.34)*
Registrant’s Senior Executive Supplemental Death, Disability & Retirement Benefits Plan, as amended and restated as of January 1, 2008, incorporated by reference from Registrant's Form 10-K for the fiscal year ended December 31, 2007.

(10.35)*
Amendment to Registrant’s Senior Executive Supplemental Death, Disability & Retirement Benefits Plan, effective as of January 1, 2010, incorporated by reference from the Registrant’s Form 10-K for the fiscal year ended December 31, 2009.

(10.36)*	Registrant's Director Retirement Plan, incorporated by reference from Registrant’s Form SE filed March 29, 1990 in connection with Registrant’s Form 10-K for the fiscal year ended December 31, 1989.

(10.37)*
Resolutions Freezing Existing Benefits and Terminating Additional Benefits under Registrant’s Directors Retirement Plan, as adopted on January 31, 1996, incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 1996.

(10.38)*	Registrant’s Director Deferred Compensation Plan, as amended and restated as of January 1, 2008, incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 2007.

(10.39)*	Registrant’s Director Deferred Stock Ownership Plan, incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 2010.

(10.40)*	Registrant’s Director Deferred Stock Ownership Plan as Amended and Restated effective January 1, 2017, incorporated by reference from Registrant’s Form 10-Q filed July 27, 2017.

(10.41)*
Amendment dated December 9, 2011 to offer letter dated November 2, 2010 to Jack F. Callahan, Jr., Executive Vice President and Chief Financial Officer, incorporated from the Registrant's Form 10-K for the fiscal year ended December 31, 2011.

(10.42)*
Amendment dated December 9, 2011 to offer letter dated October 27, 2010 to John L. Berisford, Executive Vice President, Human Resources, incorporated from the Registrant's Form 10-K for the fiscal year ended December 31, 2011.

(10.43)*
Letter Agreement, dated July 11, 2013, with Harold McGraw III regarding his compensation arrangement for serving as Non-Executive Chairman of the Board, incorporated by reference from Registrant’s Form 8-K filed July 11, 2013.

(10.44)*	Separation Agreement dated September 24, 2015 between the Company and Neeraj Sahai, as incorporated by reference from the Registrant’s Registration Statement on Form S-4 filed on October 30, 2015.

(10.45)*
Letter Agreement dated February 18, 2016, with Imogen Dillon Hatcher regarding certain amendments to her Contract of Employment with McGraw-Hill International (U.K.) Limited, dated November 27, 2013, incorporated by reference from the Registrant's Form 10-Q filed on April 26, 2016.

(10.46)*	Separation Agreement and Release dated October 30, 2015 between the Company and Lucy Fato, incorporated by reference from the Registrant's Form 10-Q filed on April 26, 2016.

(10.47)*	Registrant’s Pay Recovery Policy, restated effective as of January 1, 2015, incorporated by reference from the Registrant's Form 10-K for the fiscal year ended December 31, 2014.

(10.48)*	S&P Ratings Services Pay Recovery Policy, effective as of October 1, 2014, incorporated by reference from the Registrant's Form 10-K for the fiscal year ended December 31, 2014.

(10.49)
Settlement Agreement dated February 2, 2015 among the Company, Standard & Poor's Financial Services LLC, the United States, acting through the Department of Justice, and various States and the District of Columbia, acting through their respective Attorneys General, incorporated by reference from the Registrant's Form 10-K for the fiscal year ended December 31, 2014.

(10.50)	S&P Dow Jones Indices 2014 Long-Term Cash Incentive Compensation Plan dated April 1, 2014, incorporated by reference from the Registrant's Form 10-K for the fiscal year ended December 31, 2017.

(10.51)	S&P Dow Jones Indices 2014 Long-Term Cash Incentive Compensation Plan dated April 11, 2017, incorporated by reference from the Registrant's Form 10-Q filed on April 26, 2017.

(10.52)	S&P Dow Jones Indices 2014 Long-Term Cash Incentive Compensation Plan dated April 5, 2018, incorporated by reference from the Registrant's Form 10-Q filed on April 26, 2018.

(10.53)
S&P Global Inc. Management Supplemental Death & Disability Benefits Plan, Amended and Restated January 1, 2018, incorporated by reference from the Registrant's Form 10-K for the fiscal year ended December 31, 2017.

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