Form 10-Q
period 2019-03-31
S&P Global Inc.
filed 2019-05-03
CIK 64040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        YES ☐ NO ☑
Securities registered pursuant to Section 12(b) of the Act:

Class	Trading Symbol	Name of Exchange on which registered
Common stock (par value $1.00 per share)	SPGI	New York Stock Exchange
As of April 26, 2019 (latest practicable date), 246.2 million shares of the issuer's classes of common stock (par value $1.00 per share) were outstanding.

S&P Global Inc.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of S&P Global Inc.

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of S&P Global Inc. (and subsidiaries) (the “Company”) as of March 31, 2019, the related consolidated statements of income, comprehensive income, equity and cash flows for the three-month periods ended March 31, 2019 and 2018, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2018, the related consolidated statements of income, comprehensive income, equity and cash flows for the year then ended, and the related notes and schedule (not presented herein); and in our report dated February 12, 2019, we expressed an unqualified audit opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2018, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Basis for Review Results

These financial statements are the responsibility of the Company's management. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the SEC and the PCAOB. We conducted our review in accordance with the standards of the PCAOB. A review of interim financial statements consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

/s/ ERNST & YOUNG LLP

New York, New York
May 3, 2019

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

S&P Global Inc.
Consolidated Statements of Income
(Unaudited)

(in millions, except per share amounts)	Three Months Ended
	March 31,
	2019	2018
Revenue	$1,571	$1,567
Expenses:
Operating-related expenses	439	430
Selling and general expenses	375	381
Depreciation	20	21
Amortization of intangibles	32	24
Total expenses	866	856
Operating profit	705	711
Other expense (income), net	103	(4)
Interest expense, net	36	34
Income before taxes on income	566	681
Provision for taxes on income	113	147
Net income	453	534
Less: net income attributable to noncontrolling interests	(43)	(43)
Net income attributable to S&P Global Inc.	$410	$491

Earnings per share attributable to S&P Global Inc. common shareholders:
Net income:
Basic	$1.66	$1.94
Diluted	$1.65	$1.93
Weighted-average number of common shares outstanding:
Basic	246.7	252.4
Diluted	248.3	254.4

Actual shares outstanding at period end	246.1	249.4

Dividend declared per common share	$0.57	$0.50

See accompanying notes to the unaudited consolidated financial statements.

S&P Global Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

(in millions)	Three Months Ended
	March 31,
	2019	2018
Net income	$453	$534

Other comprehensive income:
Foreign currency translation adjustment	17	23
Income tax effect	2	(18)
	19	5

Pension and other postretirement benefit plans	114	4
Income tax effect	(28)	(1)
	86	3

Unrealized gain on investment and forward exchange contracts	5	1
Income tax effect	(1)	—
	4	1

Comprehensive income	562	543
Less: comprehensive income attributable to nonredeemable noncontrolling interests	(3)	(3)
Less: comprehensive income attributable to redeemable noncontrolling interests	(40)	(40)
Comprehensive income attributable to S&P Global Inc.	$519	$500

See accompanying notes to the unaudited consolidated financial statements.

S&P Global Inc.
Consolidated Balance Sheets

(in millions)	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,403	$1,917
Restricted cash	33	41
Accounts receivable, net of allowance for doubtful accounts: 2019 - $37; 2018 - $34	1,539	1,449
Prepaid and other current assets	207	197
Total current assets	3,182	3,604
Property and equipment, net of accumulated depreciation: 2019 - $613; 2018 - $596	268	270
Right of use assets	675	—
Goodwill	3,533	3,535
Other intangible assets, net	1,492	1,524
Other non-current assets	570	525
Total assets	$9,720	$9,458
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$217	$211
Accrued compensation and contributions to retirement plans	200	354
Income taxes currently payable	134	72
Unearned revenue	1,689	1,641
Other current liabilities	415	351
Total current liabilities	2,655	2,629
Long-term debt	3,663	3,662
Lease liabilities — non-current	617	—
Pension and other postretirement benefits	227	229
Other non-current liabilities	523	634
Total liabilities	7,685	7,154
Redeemable noncontrolling interest (Note 8)	1,647	1,620
Commitments and contingencies (Note 12)
Equity:
Common stock	294	294
Additional paid-in capital	772	833
Retained income	11,532	11,284
Accumulated other comprehensive loss	(633)	(742)
Less: common stock in treasury	(11,638)	(11,041)
Total equity — controlling interests	327	628
Total equity — noncontrolling interests	61	56
Total equity	388	684
Total liabilities and equity	$9,720	$9,458

See accompanying notes to the unaudited consolidated financial statements.

S&P Global Inc.
Consolidated Statements of Cash Flows
(Unaudited)

(in millions)	Three Months Ended
	March 31,
	2019	2018
Operating Activities:
Net income	$453	$534
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	20	21
Amortization of intangibles	32	24
Provision for losses on accounts receivable	7	8
Deferred income taxes	10	15
Stock-based compensation	12	13
Pension settlement charge, net of taxes	85	—
Other	8	1
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(87)	7
Prepaid and other current assets	(34)	(21)
Accounts payable and accrued expenses	(161)	(289)
Unearned revenue	(3)	27
Accrued legal settlements	(1)	(29)
Other current liabilities	(59)	19
Net change in prepaid/accrued income taxes	75	74
Net change in other assets and liabilities	(64)	(44)
Cash provided by operating activities	293	360
Investing Activities:
Capital expenditures	(20)	(33)
Acquisitions, net of cash acquired	(1)	(57)
Changes in short-term investments	—	3
Cash used for investing activities	(21)	(87)
Financing Activities:
Dividends paid to shareholders	(141)	(127)
Distributions to noncontrolling interest holders, net	(18)	(50)
Repurchase of treasury shares	(644)	(1,100)
Exercise of stock options	23	10
Employee withholding tax on share-based payments	(49)	(49)
Cash used for financing activities	(829)	(1,316)
Effect of exchange rate changes on cash	35	20
Net change in cash, cash equivalents, and restricted cash	(522)	(1,023)
Cash, cash equivalents, and restricted cash at beginning of period	1,958	2,779
Cash, cash equivalents, and restricted cash at end of period	$1,436	$1,756

See accompanying notes to the unaudited consolidated financial statements.

S&P Global Inc.
Consolidated Statements of Equity
(Unaudited)

Three Months Ended March 31, 2019
(in millions)	Common Stock $1 par	Additional Paid-in Capital	Retained Income	Accumulated Other Comprehensive Loss	Less: Treasury Stock	Total SPGI Equity	Noncontrolling Interests	Total Equity
Balance as of December 31, 2018	$294	$833	$11,284	$(742)	$11,041	$628	$56	$684
Comprehensive income [1]			410	109		519	3	522
Dividends			(141)			(141)		(141)
Share repurchases					644	(644)		(644)
Employee stock plans		(61)			(47)	(14)		(14)
Capital contribution from noncontrolling interest			(36)			(36)		(36)
Change in redemption value of redeemable noncontrolling interest			15			15		15
Other						—	2	2
Balance as of March 31, 2019	$294	$772	$11,532	$(633)	$11,638	$327	$61	$388

Three Months Ended March 31, 2018
(in millions)	Common Stock $1 par	Additional Paid-in Capital	Retained Income	Accumulated Other Comprehensive Loss	Less: Treasury Stock	Total SPGI Equity	Noncontrolling Interests	Total Equity
Balance as of December 31, 2017	$412	$525	$10,025	$(649)	$9,602	$711	$57	$768
Comprehensive income [1]			491	9		500	3	503
Dividends			(127)			(127)		(127)
Share repurchases		(150)			950	(1,100)		(1,100)
Employee stock plans		(40)			(15)	(25)	1	(24)
Change in redemption value of redeemable noncontrolling interest			9			9		9
Other [2]			26	10		36		36
Balance as of March 31, 2018	$412	$335	$10,424	$(630)	$10,537	$4	$61	$65

[1]	Excludes $40 million attributable to our redeemable noncontrolling interest.

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
Beginning in the first quarter of 2019, the contract obligations for revenue from Kensho Technologies Inc.’s (“Kensho”) major customers were transferred to Market Intelligence for fulfillment.  As a result of this transfer, from January 1, 2019 revenue from contracts with Kensho’s customers is reflected in Market Intelligence’s results.  In 2018, the revenue from contracts with Kensho’s customers was reported in Corporate revenue. See Note 2 — Acquisitions and Divestitures for additional information.

The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. Therefore, the financial statements included herein should be read in conjunction with the financial statements and notes included in our Form 10-K for the year ended December 31, 2018 (our “Form 10-K”). Certain prior-year amounts have been reclassified to conform with current presentation.

In the opinion of management, all normal recurring adjustments considered necessary for a fair statement of the results of the interim periods have been included. The operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the full year.

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

Restricted Cash

Restricted cash of $28 million and $32 million included in our consolidated balance sheets as of March 31, 2019 and December 31, 2018, respectively, includes amounts held in escrow accounts in connection with our acquisition of Kensho.

Contract Assets

Contract assets include unbilled amounts from when the Company transfers service to a customer before a customer pays consideration or before payment is due. As of March 31, 2019 and December 31, 2018, contract assets were $34 million and $26 million, respectively, and are included in accounts receivable in our consolidated balance sheets.

Unearned Revenue

We record unearned revenue when cash payments are received or due in advance of our performance. The increase in the unearned revenue balance for the three months ended March 31, 2019 is primarily driven by cash payments received or due in advance of satisfying our performance obligations, offset by $746 million of revenues recognized that were included in the unearned revenue balance at the beginning of the period.

Remaining Performance Obligations

Remaining performance obligations represent the transaction price of contracts for work that has not yet been performed. As of March 31, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was $1.6 billion. We expect to recognize revenue on approximately half and three-quarters of the remaining performance obligations over the next 12 and 24 months, respectively, with the remainder recognized thereafter.

We do not disclose the value of unfulfilled performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts where revenue is a usage-based royalty promised in exchange for a license of intellectual property.

Costs to Obtain a Contract

We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We have determined that the costs associated with certain sales commission programs are incremental to the costs to obtain contracts with customers and therefore meet the criteria to be capitalized. Total capitalized costs to obtain a contract were $98 million and $81 million as of March 31, 2019 and March 31, 2018, respectively, and are included in prepaid and other current assets and other non-current assets on our consolidated balance sheets. The capitalized asset will be amortized over a period consistent with the transfer to the customer of the goods or services to which the asset relates, calculated based on the customer term and the average life of the products and services underlying the contracts which has been determined to be approximately 5 years. The expense is recorded within selling and general expenses.

We expense sales commissions when incurred if the amortization period is one year or less. These costs are recorded within selling and general expenses.

Other Expense (Income), net

The components of other expense (income), net for the three months ended March 31 are as follows:

(in millions)	2019	2018
Other components of net periodic benefit cost [1]	$103	$(8)
Net loss from investments	—	4
Other expense (income), net	$103	$(4)

1 The Company purchased a group annuity contract under which an insurance company assumed a portion of the Company's obligation to pay pension benefits to the plan's beneficiaries. The purchase of this group annuity contract was funded by pension plan assets. The non-cash pre-tax settlement charge reflects the accelerated recognition of a portion of unamortized actuarial losses in the plan.

2.	Acquisitions and Divestitures

Acquisitions

2019

During the three months ended March 31, 2019, we did not complete any material acquisitions.

2018

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

Divestitures

2019

In March of 2019, we entered into an agreement to sell Standard & Poor's Investment Advisory Services LLC  ("SPIAS"), a business within our Market Intelligence segment, to Goldman Sachs Asset Management ("GSAM"). SPIAS provides non-discretionary investment advice across institutional sub-advisory and intermediary distribution channels globally. The transaction is expected to close in mid-2019. The assets of SPIAS of $8 million and $9 million have been classified as held for sale, which is included in prepaid and other current assets in our consolidated balance sheets as of March 31, 2019 and December 31, 2018, respectively.

The operating profit of our business held for sale for the three months ending March 31, 2019 and 2018 is as follows:

(in millions)	Three Months Ended March 31,
	2019	2018
Operating profit	$2	$2

2018
During the three months ended March 31, 2018, we did not complete any dispositions.

3.	Income Taxes

The effective income tax rate was 19.9% and 21.6% for the three months ended March 31, 2019 and March 31, 2018, respectively. The decrease in 2019 was primarily due to the recognition of excess tax benefits associated with share-based payments in the statement of income.

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

The Company is continuously subject to tax examinations in various jurisdictions. As of March 31, 2019 and December 31, 2018, the total amount of federal, state and local, and foreign unrecognized tax benefits was $113 million and $147 million, respectively, exclusive of interest and penalties. We recognize accrued interest and penalties related to unrecognized tax benefits in interest expense and operating-related expense, respectively. As of March 31, 2019 and December 31, 2018, we had $19 million and $35 million, respectively, of accrued interest and penalties associated with unrecognized tax benefits. The reduction in uncertain tax positions and associated accrued interest relates primarily to settlements of tax audits with New York City. Based on the current status of income tax audits, we believe that the total amount of unrecognized tax benefits may decrease by approximately $5 million in the next twelve months as a result of the resolution of tax examinations.

4.	Debt

A summary of long-term debt outstanding is as follows:

(in millions)	March 31, 2019	December 31, 2018
3.3% Senior Notes, due 2020 [1]	698	698
4.0% Senior Notes, due 2025 [2]	693	693
4.4% Senior Notes, due 2026 [3]	893	892
2.95% Senior Notes, due 2027 [4]	493	493
6.55% Senior Notes, due 2037 [5]	396	396
4.5% Senior Notes, due 2048 [6]	490	490
Long-term debt	$3,663	$3,662

[1]	Interest payments are due semiannually on February 14 and August 14, and as of March 31, 2019, the unamortized debt discount and issuance costs total $2 million.

[2]	Interest payments are due semiannually on June 15 and December 15, and as of March 31, 2019, the unamortized debt discount and issuance costs total $7 million.

[3]	Interest payments are due semiannually on February 15 and August 15, and as of March 31, 2019, the unamortized debt discount and issuance costs total $7 million.

[4]	Interest payments are due semiannually on January 22 and July 22, and as of March 31, 2019, the unamortized debt discount and issuance costs total $7 million.

[5]	Interest payments are due semiannually on May 15 and November 15, and as of March 31, 2019, the unamortized debt discount and issuance costs total $4 million.

[6]	Interest payments are due semiannually on May 15 and November 15, beginning on November 15, 2018, and as of March 31, 2019, the unamortized debt discount and issuance costs total $10 million.

The fair value of our long-term debt borrowings was $4.0 billion and $3.8 billion as of March 31, 2019 and December 31, 2018, respectively, and was estimated based on quoted market prices.

We have the ability to borrow a total of $1.2 billion through our commercial paper program, which is supported by our revolving $1.2 billion five-year credit agreement (our "credit facility") that we entered into on June 30, 2017. This credit facility will terminate on June 30, 2022. As of March 31, 2019 and December 31, 2018, there were no commercial paper borrowings outstanding.

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

Our exposure to market risk includes changes in foreign exchange rates. We have operations in foreign countries where the functional currency is primarily the local currency. For international operations that are determined to be extensions of the parent company, the U.S. dollar is the functional currency. We typically have naturally hedged positions in most countries from a local currency perspective with offsetting assets and liabilities. As of March 31, 2019 and December 31, 2018, we have entered into foreign exchange forward contracts to mitigate or hedge the effect of adverse fluctuations in foreign currency exchange rates. Foreign currency forward contracts are recorded at fair value that is based on foreign currency exchange rates in active markets; therefore, we classify these derivative contracts within Level 2 of the fair value hierarchy. We do not enter into any derivative financial instruments for speculative purposes.

Undesignated Derivative Instruments

During the three months ended March 31, 2019 and twelve months ended December 31, 2018, we entered into foreign exchange forward contracts in order to mitigate the change in fair value of specific assets and liabilities in the consolidated balance sheets. These forward contracts do not qualify for hedge accounting. As of March 31, 2019, the aggregate notional value of these outstanding forward contracts was $85 million. The changes in fair value of these forward contracts are recorded in prepaid and other assets and other current liabilities in the consolidated balance sheet with their corresponding change in fair value recognized into selling and general expenses in the consolidated statement of income. The amount recorded in selling and general expense for the three months ended March 31, 2019 related to these contracts was a net gain of $2 million.

Cash Flow Hedges

During the three months ended March 31, 2019 and twelve months ended December 31, 2018, we entered into a series of foreign exchange forward contracts to hedge a portion of the Indian rupee, British pound, and Euro exposures through the first quarter of 2020 and the fourth quarter of 2019, respectively. These contracts are intended to offset the impact of movement of exchange rates on future revenue and operating costs and are scheduled to mature within twelve months. The changes in the fair value of these contracts are initially reported in accumulated other comprehensive loss in our consolidated balance sheet and are subsequently reclassified into revenue and selling and general expenses in the same period that the hedged transaction affects earnings.
As of March 31, 2019, we estimate that $7 million of the net gains related to derivatives designated as cash flow hedges recorded in other comprehensive income is expected to be reclassified into earnings within the next twelve months. There was no material hedge ineffectiveness for the three months ended March 31, 2019.
As of March 31, 2019, the aggregate notional value of our outstanding foreign currency forward contracts designated as cash flow hedges was $254 million.
The following table provides information on the location and fair value amounts of our cash flow hedges as of March 31, 2019 and December 31, 2018:

(in millions)		March 31,	December 31,
Balance Sheet Location		2019	2018
Derivatives designated as cash flow hedges:
Prepaid and other current assets	Foreign exchange forward contracts	$7	$3
The following table provides information on the location and amounts of pre-tax gains on our cash flow hedges for the three months ended March 31:

(in millions)	Gain recognized in Accumulated Other Comprehensive Loss (effective portion)		Location of Gain reclassified from Accumulated Other Comprehensive Loss into Income (effective portion)	Gain reclassified from Accumulated Other Comprehensive Loss into Income (effective portion)
Cash flow hedges - designated as hedging instruments	2019	2018		2019	2018
Foreign exchange forward contracts	$4	$1	Revenue, Selling and general expenses	$2	$1

The activity related to the change in unrealized gains (losses) in accumulated other comprehensive loss was as follows for the three months ended March 31:

(in millions)	Three Months
	2019	2018
Net unrealized gains on cash flow hedges, net of taxes, beginning of period	$3	$2
Change in fair value, net of tax	6	2
Reclassification into earnings, net of tax	(2)	(1)
Net unrealized gains on cash flow hedges, net of taxes, end of period	$7	$3

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

The components of net periodic benefit cost for our retirement plans and postretirement plans for the three months ended March 31 are as follows:

(in millions)	2019	2018
Service cost	$1	$1
Interest cost	19	18
Expected return on assets	(31)	(32)
Amortization of prior service credit / actuarial loss	2	4
Net periodic benefit cost	(9)	(9)
Settlement charge [1]	113	—
Net benefit cost	$104	$(9)

1 The Company purchased a group annuity contract under which an insurance company assumed a portion of the Company's obligation to pay pension benefits to the plan's beneficiaries. The purchase of this group annuity contract was funded by pension plan assets. The non-cash pre-tax settlement charge reflects the accelerated recognition of a portion of unamortized actuarial losses in the plan.

Net periodic benefit cost related to our postretirement plans reflected in the table above was not material for the three months ended March 31, 2019 and 2018, respectively.

As discussed in our Form 10-K, we changed certain discount rate assumptions for our retirement and postretirement plans which became effective on January 1, 2019. The effect of the assumption changes on retirement and postretirement expense for the three months ended March 31, 2019 did not have a material impact to our financial position, results of operations or cash flows.

In the first three months of 2019, we contributed $39 million to our retirement plans and expect to make additional required contributions of approximately $8 million to our retirement plans during the remainder of the year. We may elect to make additional non-required contributions depending on investment performance and the pension plan status in the remaining nine months of 2019.

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

Stock-based compensation for the three months ended March 31 is as follows:

(in millions)	2019	2018
Stock option expense	$—	$1
Restricted stock and unit awards expense	12	12
Total stock-based compensation expense	$12	$13

Total unrecognized compensation expense related to unvested stock option awards and unvested restricted stock and unit awards as of March 31, 2019 was $1 million and $58 million, respectively, which is expected to be recognized over a weighted average period of 1.3 years and 1.7 years, respectively.

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

Share repurchases for the three months ended March 31 were as follows:

(in millions, except average price)	2019	2018
Total number of shares purchased [1]	3.4	5.0
Average price paid per share [2]	$184.51	$178.11
Total cash utilized	$644	$1,100

[1]	The three months ended March 31, 2019 and 2018 include shares received as part of our accelerated share repurchase agreements described in more detail below.

[2]	Average price paid per share information does not include the accelerated share repurchase agreements as discussed in more detail below.

Our purchased shares may be used for general corporate purposes, including the issuance of shares for stock compensation plans and to offset the dilutive effect of the exercise of employee stock options. As of March 31, 2019, approximately 7.2 million shares remained available under the current share repurchase program which has no expiration date and purchases under this program may be made from time to time on the open market and in private transactions, depending on market conditions.

Accelerated Share Repurchase Agreements

2019
We entered into an accelerated share repurchase ("ASR") agreement with a financial institution on February 11, 2019 to initiate share repurchases aggregating $500 million. The ASR agreement was structured as an uncapped ASR agreement in which we paid $500 million and received an initial delivery of approximately 2.2 million shares, representing 85% of the $500 million at a price equal to the then market price of the Company. The total number of shares repurchased under the ASR agreement will be equal to $500 million divided by the volume weighted-average share price, less a discount. The final settlement of the transaction under the ASR is expected to be completed no later than the third quarter of 2019. The repurchased shares are held in Treasury. The ASR agreement was executed under the current share repurchase program, approved by the Board of Directors on December 4, 2013.

2018
We entered into an ASR agreement with a financial institution on October 29, 2018 to initiate share repurchases aggregating $500 million. The ASR agreement was structured as an uncapped ASR agreement in which we paid $500 million and received an initial delivery of approximately 2.5 million shares, representing 85% of the $500 million at a price equal to the then market price of the Company. We completed the ASR agreement on January 2, 2019 and received an additional 0.4 million shares. We repurchased a total of 2.9 million shares under the ASR agreement for an average purchase price of $173.80 per share. The total number of shares repurchased under the ASR agreement is equal to $500 million divided by the volume weighted-average share price, less a discount. The repurchased shares are held in Treasury. The ASR agreement was executed under the current share repurchase program, approved on December 4, 2013.

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

Redeemable Noncontrolling Interests

The agreement with the minority partners that own 27% of our S&P Dow Jones Indices LLC joint venture contains redemption features whereby interests held by minority partners are redeemable either (i) at the option of the holder or (ii) upon the occurrence of an event that is not solely within our control. Specifically, under the terms of the operating agreement of S&P Dow Jones Indices LLC, CME Group and CME Group Index Services LLC ("CGIS") has the right at any time to sell, and we are obligated to buy, at least 20% of their share in S&P Dow Jones Indices LLC. In addition, in the event there is a change of control of the Company, for the 15 days following a change in control, CME Group and CGIS will have the right to put their interest to us at the then fair value of CME Group's and CGIS' minority interest.

If interests were to be redeemed under this agreement, we would generally be required to purchase the interest at fair value on the date of redemption. This interest is presented on the consolidated balance sheets outside of equity under the caption “Redeemable noncontrolling interest” with an initial value based on fair value for the portion attributable to the net assets we acquired, and based on our historical cost for the portion attributable to our S&P Index business. We adjust the redeemable noncontrolling interest each reporting period to its estimated redemption value, but never less than its initial fair value, using both income and market valuation approaches. Our income and market valuation approaches incorporate Level 3 fair value measures for instances when observable inputs are not available. The more significant judgmental assumptions used to estimate the value of the S&P Dow Jones Indices LLC joint venture include an estimated discount rate, a range of assumptions that form the basis of the expected future net cash flows (e.g., the revenue growth rates and operating margins), and a company specific beta. The significant judgmental assumptions that incorporate market data are forward-looking and could be affected by future economic and market conditions. Any adjustments to the redemption value will impact retained income.

Noncontrolling interests that do not contain such redemption features are presented in equity.

Changes to redeemable noncontrolling interest during the three months ended March 31, 2019 were as follows:

(in millions)
Balance as of December 31, 2018	$1,620
Net income attributable to noncontrolling interest	40
Capital contribution from noncontrolling interest	36
Distributions payable to noncontrolling interest	(34)
Redemption value adjustment	(15)
Balance as of March 31, 2019	$1,647
Accumulated Other Comprehensive Loss

The following table summarizes the changes in the components of accumulated other comprehensive loss for the three months ended March 31, 2019:

(in millions)	Foreign Currency Translation Adjustment	Pension and Postretirement Benefit Plans		Unrealized Gain (Loss) on Forward Exchange Contracts		Accumulated Other Comprehensive Loss
Balance as of December 31, 2018	$(339)	$(407)		$4		$(742)
Other comprehensive income before reclassifications	19	85		6		110
Reclassifications from accumulated other comprehensive loss to net earnings	—	1	[1]	(2)	[2]	(1)
Net other comprehensive income	19	86		4		109
Balance as of March 31, 2019	$(320)	$(321)		$8		$(633)

[1]	See Note 6 — Employee Benefits for additional details of items reclassed from accumulated other comprehensive loss to net earnings.

[2]	See Note 5 — Derivative Instruments for additional details of items reclassed from accumulated other comprehensive loss to net earnings.

The net actuarial loss and prior service credit related to pension and other postretirement benefit plans included in other comprehensive income is net of a tax provision of less than $1 million for the three months ended March 31, 2019.

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

The calculation of basic and diluted EPS for the three months ended March 31 is as follows:

(in millions, except per share amounts)	2019	2018
Amounts attributable to S&P Global Inc. common shareholders:
Net income	$410	$491

Basic weighted-average number of common shares outstanding	246.7	252.4
Effect of stock options and other dilutive securities	1.6	2.0
Diluted weighted-average number of common shares outstanding	248.3	254.4

Earnings per share attributable to S&P Global Inc. common shareholders:
Net income:
Basic	$1.66	$1.94
Diluted	$1.65	$1.93

We have certain stock options and restricted performance shares that are potentially excluded from the computation of diluted EPS. The effect of the potential exercise of stock options is excluded when the average market price of our common stock is lower than the exercise price of the related option during the period or when a net loss exists because the effect would have been antidilutive. Additionally, restricted performance shares are excluded because the necessary vesting conditions had not been met or when a net loss exists. For the three months ended March 31, 2019 and 2018, there were no stock options excluded. Restricted performance shares outstanding of 0.4 million and 0.6 million as of March 31, 2019 and 2018, respectively, were excluded.

10.	Restructuring

We continuously evaluate our cost structure to identify cost savings associated with streamlining our management structure. Our 2018 restructuring plan consisted of a company-wide workforce reduction of approximately 160 positions and are further detailed below. The charges for the restructuring plan are classified as selling and general expenses within the consolidated statements of income and the reserves are included in other current liabilities in the consolidated balance sheets.

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

The initial restructuring charge recorded and the ending reserve balance as of March 31, 2019 by segment is as follows:

	2018 Restructuring Plan
(in millions)	Initial Charge Recorded	Ending Reserve Balance
Ratings	$8	$7
Market Intelligence	7	5
Corporate	10	7
Total	$25	$19

The ending reserve balance for the 2018 restructuring plan was $24 million as of December 31, 2018. For the three months ended March 31, 2019, we have reduced the reserve for the 2018 restructuring plan by $5 million. The reductions primarily related to cash payments for employee severance charges.

11.	Segment and Related Information

We have four reportable segments: Ratings, Market Intelligence, Platts and Indices. Our Chief Executive Officer is our chief operating decision-maker and evaluates performance of our segments and allocates resources based primarily on operating profit. Segment operating profit does not include Corporate Unallocated, other expense (income), net, or interest expense, net, as these are amounts that do not affect the operating results of our reportable segments.

Beginning in the first quarter of 2019, the contract obligations for revenue from Kensho's major customers were transferred to Market Intelligence for fulfillment.  As a result of this transfer, from January 1, 2019 revenue from contracts with Kensho’s customers is reflected in Market Intelligence’s results.  In 2018, the revenue from contracts with Kensho’s customers was reported in Corporate revenue.

A summary of operating results for the three months ended March 31 is as follows:

Revenue
(in millions)	2019	2018
Ratings	$696	$748
Market Intelligence	482	439
Platts	207	196
Indices	217	212
Intersegment elimination [1]	(31)	(28)
Total revenue	$1,571	$1,567

Operating Profit
(in millions)	2019	2018
Ratings [2]	$363	$408
Market Intelligence [3]	145	110
Platts [4]	94	90
Indices [5]	149	149
Total reportable segments	751	757
Corporate Unallocated [6]	(46)	(46)
Total operating profit	$705	$711

Note - In the fourth quarter of 2018, Trucost plc ("Trucost") was integrated from Indices into Market Intelligence and historical reporting was retroactively revised to reflect the change.

[1]	Revenue for Ratings and expenses for Market Intelligence include an intersegment royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings.

[2]	Operating profit for 2019 includes amortization of intangibles from acquisitions of $1 million.

[3]	Operating profit for 2019 and 2018 includes amortization of intangibles from acquisitions of $18 million.

[4]	Operating profit for 2019 and 2018 includes amortization of intangibles from acquisitions of $3 million and $5 million, respectively.

[5]	Operating profit for 2019 and 2018 includes amortization of intangibles from acquisitions of $1 million.

[6]	2019 includes Kensho retention related expenses of $7 million and amortization of intangibles from acquisitions of $8 million.

The following table presents our revenue disaggregated by revenue type:

(in millions)	Ratings	Market Intelligence	Platts	Indices	Intersegment Elimination [1]	Total

	Three Months Ended March 31, 2019
Subscription	$—	$467	$191	$40	$—	$698
Non-transaction	365	—	—	—	(31)	334
Non-subscription / Transaction	331	10	2	—	—	343
Asset-linked fees	—	5	—	143	—	148
Sales usage-based royalties	—	—	14	34	—	48
Total revenue	$696	$482	$207	$217	$(31)	$1,571

Timing of revenue recognition
Services transferred at a point in time	$331	$10	$2	$—	$—	$343
Services transferred over time	365	472	205	217	(31)	1,228
Total revenue	$696	$482	$207	$217	$(31)	$1,571

(in millions)	Ratings	Market Intelligence	Platts	Indices	Intersegment Elimination [1]	Total

	Three Months Ended March 31, 2018
Subscription	$—	$425	$181	$31	$—	$637
Non-transaction	380	—	—	—	(28)	352
Non-subscription / Transaction	368	9	2	—	—	379
Asset-linked fees	—	5	—	131	—	136
Sales usage-based royalties	—	—	13	50	—	63
Total revenue	$748	$439	$196	$212	$(28)	$1,567

Timing of revenue recognition
Services transferred at a point in time	$368	$9	$2	$—	$—	$379
Services transferred over time	380	430	194	212	(28)	1,188
Total revenue	$748	$439	$196	$212	$(28)	$1,567

[1]	Intersegment eliminations primarily consists of a royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings.

The following provides revenue by geographic region for the three months ended March 31:

(in millions)	2019	2018
U.S.	$943	$953
European region	373	379
Asia	169	156
Rest of the world	86	79
Total	$1,571	$1,567

See Note 2 — Acquisitions and Divestitures and Note 10 — Restructuring for additional actions that impacted the segment operating results.

12.	Commitments and Contingencies

Leases

We determine whether an arrangement meets the criteria for an operating lease or a finance lease at the inception of the arrangement. We have operating leases for office space and equipment. Our leases have remaining lease terms of 1 year to 14 years, some of which include options to extend the leases for up to 12 years, and some of which include options to terminate the leases within 1 year. We consider these options in determining the lease term used to establish our right-of use ("ROU") assets and associated lease liabilities. We sublease certain real estate leases to third parties which mainly consist of operating leases for space within our offices.

Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expenses for these leases on a straight line-basis over the lease term in operating-related expenses and selling and general expenses.
Operating lease ROU assets and operating liabilities are recognized based on the present value and future minimum lease payments over the lease term at commencement date. Our future minimum based payments used to determine our lease liabilities include minimum based rent payments and escalations. As most of our leases do not provide an implicit rate, we use our estimated incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.
The following table provides information on the location and amounts of our leases on our consolidated balance sheet as of March 31, 2019:

(in millions)		March 31,
Balance Sheet Location		2019
Assets
Right of use assets	Lease right-of-use assets	$675
Liabilities
Other current liabilities	Current lease liabilities	110
Lease liabilities — non-current	Noncurrent lease liabilities	617

The components of lease expense for the three months ended March 31 is as follows:

(in millions)	2019
Operating lease cost	$37
Sublease income	(4)
Total lease cost	$33

Supplemental information related to leases for the three months ended March 31 is as follows:

(in millions)	2019
Cash paid for amounts included in the measurement for lease liabilities
Operating cash flows from operating leases	$35

Right-of-use assets obtained in exchange for lease obligations
Operating leases	715

Weighted-average remaining lease term and discount rate for our operating leases as of March 31 are as follows:

2019
Weighted-average remaining lease term (years)	9.9
Weighted-average discount rate	3.88%

Maturities of lease liabilities for our operating leases are as follows:

(in millions)
2019 (Excluding the three months ended March 31, 2019)	$104
2020	111
2021	93
2022	79
2023	71
2024 and beyond	416
Total undiscounted lease payments	$874
Less: Imputed interest	147
Present value of lease liabilities	$727

Related Party Agreements

In March of 2018, the Company made a $20 million contribution to the S&P Global Foundation included in selling and general expenses.

In June of 2012, we entered into a license agreement (the "License Agreement") with the holder of S&P Dow Jones Indices LLC noncontrolling interest, CME Group, replacing the 2005 license agreement between Indices and CME Group. Under the terms of the License Agreement, S&P Dow Jones Indices LLC receives a share of the profits from the trading and clearing of CME Group's equity index products. During the three months ended March 31, 2019 and 2018, S&P Dow Jones Indices LLC earned $29 million and $31 million of revenue under the terms of the License Agreement, respectively. The entire amount of this revenue is included in our consolidated statement of income and the portion related to the 27% noncontrolling interest is removed in net income attributable to noncontrolling interests.

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

13. Recently Issued or Adopted Accounting Standards

In November of 2018, the Financial Accounting Standards Board ("FASB") issued guidance that provides clarification on whether certain transactions between collaborative arrangement participants should be accounted for as revenue under Accounting Standards Codification ("ASC") 606. The guidance is effective for reporting periods after December 15, 2019; however early adoption is permitted. We are currently evaluating the impact of the adoption of this guidance on our consolidated financial statements.

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

In August of 2017, the FASB issued guidance to enhance the hedge accounting model for both nonfinancial and financial risk components, which includes amendments to address certain aspects of recognition and presentation disclosure. The guidance was effective on January 1, 2019, and the adoption of this guidance did not have a significant impact on our consolidated financial statements.

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

In June of 2016, the FASB issued guidance that amends the measurement of credit losses on certain financial instruments by requiring the use of an expected loss methodology, which will result in more timely recognition of credit losses. The guidance is effective for reporting periods beginning after December 15, 2019. We do not expect this guidance to have a significant impact on our consolidated financial statements.

In February of 2016, the FASB issued guidance amending the accounting for leases that requires a lessee to recognize "right of use" assets with offsetting lease liabilities on the balance sheet, with expenses recognized similar to previously issued guidance. This guidance is effective for reporting periods beginning after December 15, 2018 with early adoption permitted. We adopted the new lease standard effective January 1, 2019 using the modified retrospective transition method. In July of 2018, the FASB issued a subsequent update providing entities an additional transition method to adopt the new lease standard, allowing entities to adopt the standard prospectively without restating prior period's financial statements. We have elected this transition method upon adoption on January 1, 2019. We have also elected to apply the "package" of practical expedients permitting entities to forgo reassessment of (1) the lease classification of expired or existing leases, (2) whether any expired or existing contracts contain leases, and (3) the accounting for initial direct costs of existing leases. This standard had a material impact on our consolidated balance sheet, but did not have an impact on our consolidated statements of income or cash flows. As part of our implementation process, we have refined our processes, procedures, and controls to capture the complete population of leases that incorporates a third party software solution to report the financial statement impact of the new standard. See Note 12 — Commitments and Contingencies for further details on our leases.

14.	Condensed Consolidating Financial Statements

On May 17, 2018, we issued $500 million of 4.5% notes due in 2048. On September 22, 2016, we issued $500 million of 2.95% senior notes due in 2027. On May 26, 2015, we issued $700 million of 4.0% senior notes due in 2025. On August 18, 2015, we issued $2.0 billion of senior notes, consisting of $400 million of 2.5% senior notes that were repaid in 2018, $700 million of 3.3% senior notes due in 2020 and $900 million of 4.4% senior notes due in 2026. See Note 4 — Debt for additional information.

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

	Statement of Income
	Three Months Ended March 31, 2019
	(Unaudited)
(in millions)	S&P Global Inc.	Standard & Poor's Financial Services LLC	Non-Guarantor Subsidiaries	Eliminations	S&P Global Inc. Consolidated
Revenue	$202	$436	$971	$(38)	$1,571
Expenses:
Operating-related expenses	33	117	327	(38)	439
Selling and general expenses	30	81	264	—	375
Depreciation	11	2	7	—	20
Amortization of intangibles	—	—	32	—	32
Total expenses	74	200	630	(38)	866
Operating profit	128	236	341	—	705
Other expense (income), net	107	—	(4)	—	103
Interest expense (income), net	38	—	(2)	—	36
Non-operating intercompany transactions	96	(16)	(103)	23	—
Income before taxes on income	(113)	252	450	(23)	566
(Benefit) provision for taxes on income	(40)	70	83	—	113
Equity in net income of subsidiaries	506	—	—	(506)	—
Net income	$433	$182	$367	$(529)	$453
Less: net income attributable to noncontrolling interests	—	—	—	(43)	(43)
Net income attributable to S&P Global Inc.	$433	$182	$367	$(572)	$410
Comprehensive income	$515	$182	$395	$(530)	$562

	Statement of Income
	Three Months Ended March 31, 2018
	(Unaudited)
(in millions)	S&P Global Inc.	Standard & Poor's Financial Services LLC	Non-Guarantor Subsidiaries	Eliminations	S&P Global Inc. Consolidated
Revenue	$191	$434	$977	$(35)	$1,567
Expenses:
Operating-related expenses	25	117	323	(35)	430
Selling and general expenses	45	87	249	—	381
Depreciation	9	2	10	—	21
Amortization of intangibles	—	—	24	—	24
Total expenses	79	206	606	(35)	856
Operating profit	112	228	371	—	711
Other (income) expense, net	(7)	—	3	—	(4)
Interest expense (income), net	38	—	(4)	—	34
Non-operating intercompany transactions	100	(20)	(1,096)	1,016	—
Income before taxes on income	(19)	248	1,468	(1,016)	681
(Benefit) provision for taxes on income	(14)	71	90	—	147
Equity in net income of subsidiaries	1,512	—	—	(1,512)	—
Net income	$1,507	$177	$1,378	$(2,528)	$534
Less: net income attributable to noncontrolling interests	—	—	—	(43)	(43)
Net income attributable to S&P Global Inc.	$1,507	$177	$1,378	$(2,571)	$491
Comprehensive income	$1,487	$177	$1,412	$(2,533)	$543

	Balance Sheet
	March 31, 2019
	(Unaudited)
(in millions)	S&P Global Inc.	Standard & Poor's Financial Services LLC	Non-Guarantor Subsidiaries	Eliminations	S&P Global Inc. Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$146	$—	$1,257	$—	$1,403
Restricted cash	—	—	33	—	33
Accounts receivable, net of allowance for doubtful accounts	240	208	1,091	—	1,539
Intercompany receivable	1,643	2,896	3,418	(7,957)	—
Prepaid and other current assets	49	4	154	—	207
Total current assets	2,078	3,108	5,953	(7,957)	3,182
Property and equipment, net of accumulated depreciation	196	—	72	—	268
Right of use assets	419	1	255	—	675
Goodwill	261	—	3,263	9	3,533
Other intangible assets, net	—	—	1,492	—	1,492
Investments in subsidiaries	10,255	6	8,123	(18,384)	—
Intercompany loans receivable	131	—	1,606	(1,737)	—
Other non-current assets	203	47	320	—	570
Total assets	$13,543	$3,162	$21,084	$(28,069)	$9,720
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$83	$16	$118	$—	$217
Intercompany payable	5,690	897	1,369	(7,956)	—
Accrued compensation and contributions to retirement plans	86	13	101	—	200
Income taxes currently payable	53	—	81	—	134
Unearned revenue	249	257	1,183	—	1,689
Other current liabilities	183	15	217	—	415
Total current liabilities	6,344	1,198	3,069	(7,956)	2,655
Long-term debt	3,663	—	—	—	3,663
Lease liabilities — non-current	390	1	226	—	617
Intercompany loans payable	116	—	1,621	(1,737)	—
Pension and other postretirement benefits	161	—	66	—	227
Other non-current liabilities	132	72	319	—	523
Total liabilities	10,806	1,271	5,301	(9,693)	7,685
Redeemable noncontrolling interest	—	—	—	1,647	1,647
Equity:
Common stock	294	—	2,372	(2,372)	294
Additional paid-in capital	4	619	9,789	(9,640)	772
Retained income	14,292	1,272	4,093	(8,125)	11,532
Accumulated other comprehensive loss	(216)	—	(461)	44	(633)
Less: common stock in treasury	(11,637)	—	(11)	10	(11,638)
Total equity - controlling interests	2,737	1,891	15,782	(20,083)	327
Total equity - noncontrolling interests	—	—	1	60	61
Total equity	2,737	1,891	15,783	(20,023)	388
Total liabilities and equity	$13,543	$3,162	$21,084	$(28,069)	$9,720

	Balance Sheet
	December 31, 2018
(in millions)	S&P Global Inc.	Standard & Poor's Financial Services LLC	Non-Guarantor Subsidiaries	Eliminations	S&P Global Inc. Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$694	$—	$1,223	$—	$1,917
Restricted cash	—	—	41	—	41
Accounts receivable, net of allowance for doubtful accounts	163	109	1,177	—	1,449
Intercompany receivable	550	2,138	2,873	(5,561)	—
Prepaid and other current assets	58	3	136	—	197
Total current assets	1,465	2,250	5,450	(5,561)	3,604
Property and equipment, net of accumulated depreciation	192	—	78	—	270
Right of use assets	—	—	—	—	—
Goodwill	261	—	3,265	9	3,535
Other intangible assets, net	—	—	1,524	—	1,524
Investments in subsidiaries	8,599	6	8,030	(16,635)	—
Intercompany loans receivable	130	—	1,643	(1,773)	—
Other non-current assets	194	45	286	—	525
Total assets	$10,841	$2,301	$20,276	$(23,960)	$9,458
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$89	$15	$107	$—	$211
Intercompany payable	4,453	32	1,076	(5,561)	—
Accrued compensation and contributions to retirement plans	125	33	196	—	354
Income taxes currently payable	1	—	71	—	72
Unearned revenue	240	235	1,166	—	1,641
Other current liabilities	180	16	155	—	351
Total current liabilities	5,088	331	2,771	(5,561)	2,629
Long-term debt	3,662	—	—	—	3,662
Lease liabilities — non-current	—	—	—	—	—
Intercompany loans payable	114	—	1,659	(1,773)	—
Pension and other postretirement benefits	162	—	67	—	229
Other non-current liabilities	166	75	393	—	634
Total liabilities	9,192	406	4,890	(7,334)	7,154
Redeemable noncontrolling interest	—	—	—	1,620	1,620
Equity:
Common stock	294	—	2,279	(2,279)	294
Additional paid-in capital	72	618	9,784	(9,641)	833
Retained income	12,622	1,277	3,824	(6,439)	11,284
Accumulated other comprehensive loss	(299)	—	(489)	46	(742)
Less: common stock in treasury	(11,040)	—	(13)	12	(11,041)
Total equity - controlling interests	1,649	1,895	15,385	(18,301)	628
Total equity - noncontrolling interests	—	—	1	55	56
Total equity	1,649	1,895	15,386	(18,246)	684
Total liabilities and equity	$10,841	$2,301	$20,276	$(23,960)	$9,458

	Statement of Cash Flows
	Three Months Ended March 31, 2019
	(Unaudited)
(in millions)	S&P Global Inc.	Standard & Poor's Financial Services LLC	Non-Guarantor Subsidiaries	Eliminations	S&P Global Inc. Consolidated
Operating Activities:
Net income	$433	$182	$367	$(529)	$453
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	11	2	7	—	20
Amortization of intangibles	—	—	32	—	32
Provision for losses on accounts receivable	2	2	3	—	7
Deferred income taxes	3	—	7	—	10
Stock-based compensation	2	1	9	—	12
Pension settlement charge, net of taxes	85	—	—	—	85
Other	—	—	8	—	8
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(80)	(101)	94	—	(87)
Prepaid and other current assets	(9)	(2)	(23)	—	(34)
Accounts payable and accrued expenses	(45)	(18)	(98)	—	(161)
Unearned revenue	9	23	(35)	—	(3)
Accrued legal settlements	—	(1)	—	—	(1)
Other current liabilities	(54)	(1)	(4)	—	(59)
Net change in prepaid/accrued income taxes	69	—	6	—	75
Net change in other assets and liabilities	(19)	(5)	(40)		(64)
Cash provided by operating activities	407	82	333	(529)	293
Investing Activities:
Capital expenditures	(8)	(4)	(8)	—	(20)
Acquisitions, net of cash acquired	—	—	(1)	—	(1)
Cash used for investing activities	(8)	(4)	(9)	—	(21)
Financing Activities:
Dividends paid to shareholders	(141)	—	—	—	(141)
Distributions to noncontrolling interest holders, net	—	—	(18)	—	(18)
Repurchase of treasury shares	(644)	—	—	—	(644)
Exercise of stock options	23	—	—	—	23
Employee withholding tax on share-based payments	(49)	—	—	—	(49)
Intercompany financing activities	(130)	(78)	(321)	529	—
Cash used for financing activities	(941)	(78)	(339)	529	(829)
Effect of exchange rate changes on cash	(6)	—	41	—	35
Net change in cash, cash equivalents, and restricted cash	(548)	—	26	—	(522)
Cash, cash equivalents, and restricted cash at beginning of period	694	—	1,264	—	1,958
Cash, cash equivalents, and restricted cash at end of period	$146	$—	$1,290	$—	$1,436

	Statement of Cash Flows
	Three Months Ended March 31, 2018
	(Unaudited)
(in millions)	S&P Global Inc.	Standard & Poor's Financial Services LLC	Non-Guarantor Subsidiaries	Eliminations	S&P Global Inc. Consolidated
Operating Activities:
Net income	$1,507	$177	$1,378	$(2,528)	$534
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	9	2	10	—	21
Amortization of intangibles	—	—	24	—	24
Provision for losses on accounts receivable	—	2	6	—	8
Deferred income taxes	(75)	—	90		15
Stock-based compensation	5	3	5	—	13
Other	4	—	(3)	—	1
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	5	(27)	29	—	7
Prepaid and other current assets	(18)	1	(4)	—	(21)
Accounts payable and accrued expenses	(60)	(79)	(150)	—	(289)
Unearned revenue	(4)	28	3	—	27
Accrued legal settlements	—	—	(29)	—	(29)
Other current liabilities	(7)	(2)	28	—	19
Net change in prepaid/accrued income taxes	73	1	—	—	74
Net change in other assets and liabilities	(37)	—	(7)	—	(44)
Cash provided by operating activities	1,402	106	1,380	(2,528)	360
Investing Activities:
Capital expenditures	(23)	(6)	(4)	—	(33)
Acquisitions, net of cash acquired	—	—	(57)	—	(57)
Changes in short-term investments	—	—	3	—	3
Cash used for investing activities	(23)	(6)	(58)	—	(87)
Financing Activities:
Dividends paid to shareholders	(127)	—	—	—	(127)
Distributions to noncontrolling interest holders, net	—	—	(50)	—	(50)
Repurchase of treasury shares	(1,100)	—	—	—	(1,100)
Exercise of stock options	10	—		—	10
Employee withholding tax on share-based payments	(49)	—	—	—	(49)
Intercompany financing activities	(159)	(100)	(2,269)	2,528	—
Cash used for financing activities	(1,425)	(100)	(2,319)	2,528	(1,316)
Effect of exchange rate changes on cash	(5)	—	25	—	20
Net change in cash, cash equivalents, and restricted cash	(51)	—	(972)	—	(1,023)
Cash, cash equivalents, and restricted cash at beginning of period	632	—	2,147	—	2,779
Cash, cash equivalents, and restricted cash at end of period	$581	$—	$1,175	$—	$1,756

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

The following Management's Discussion and Analysis (“MD&A”) provides a narrative of the results of operations and financial condition of S&P Global Inc. (together with its consolidated subsidiaries, "S&P Global," the “Company,” “we,” “us” or “our”) for the three months ended March 31, 2019. The MD&A should be read in conjunction with the consolidated financial statements, accompanying notes and MD&A included in our Form 10-K for the year ended December 31, 2018 (our “Form 10-K”), which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The MD&A includes the following sections:

•	Overview

•	Results of Operations — Comparing the Three Months Ended March 31, 2019 and 2018

•	Liquidity and Capital Resources

•	Reconciliation of Non-GAAP Financial Information

•	Critical Accounting Estimates

•	Recently Issued or Adopted Accounting Standards

•	Forward-Looking Statements

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
Beginning in the first quarter of 2019, the contract obligations for revenue from Kensho Technologies Inc.’s (“Kensho”) major customers were transferred to Market Intelligence for fulfillment.  As a result of this transfer, from January 1, 2019 revenue from contracts with Kensho’s customers is reflected in Market Intelligence’s results.  In 2018, the revenue from contracts with Kensho’s customers was reported in Corporate revenue. See Note 2 — Acquisitions and Divestitures for additional information.
Key results for the three months ended March 31 are as follows:

(in millions, except per share amounts)	2019	2018	% Change [1]
Revenue	$1,571	$1,567	—%
Operating profit [2]	$705	$711	(1)%
Operating margin %	45%	45%
Diluted earnings per share from net income	$1.65	$1.93	(14)%

[1]	% changes in the tables throughout the MD&A are calculated off of the actual number, not the rounded number presented.

[2]	2019 includes Kensho retention related expense of $7 million. 2019 and 2018 include amortization of intangibles from acquisitions of $32 million and $24 million, respectively.

Revenue remained relatively unchanged, increasing less than 1%, with a 1 percentage point unfavorable impact from foreign exchange rates. Revenue growth was driven by increases at Market Intelligence, Platts and Indices, partially offset by a decrease at Ratings. The increase at Market Intelligence was driven by annualized contract value growth in the Market Intelligence Desktop, Credit Risk Solutions and Data Management Solutions products. The increase at Platts was primarily due to continued demand for market data and price assessment products. Revenue growth at Indices was favorably impacted by the buyout of the balance of intellectual property rights in a family of indices from one of our co-marketing and index development partners in the fourth quarter of 2018. These increases were largely offset by a decrease at Ratings driven by both lower bank loan ratings revenue and corporate bond ratings revenue.

Operating profit decreased 1%, with a favorable impact from foreign exchange rates of less than 1 percentage point. Excluding the unfavorable impact of higher amortization of intangibles in 2019 of 1 percentage point and Kensho retention related expense in 2019 of 1 percentage point, operating profit increased 1%. The increase was primarily due to revenue growth at Market Intelligence, Platts and Indices, and decreased expenses driven by a $20 million reduction in contributions made to the S&P Global Foundation in 2018. These increases to operating profit were partially offset by a decrease in revenue at Ratings and increased expenses in 2019 from the acquisition of Kensho in April of 2018.

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

RESULTS OF OPERATIONS — COMPARING THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

Consolidated Review

(in millions)	2019	2018	% Change
Revenue	$1,571	$1,567	—%
Total Expenses:
Operating-related expenses	439	430	2%
Selling and general expenses	375	381	(2)%
Depreciation and amortization	52	45	16%
Total expenses	866	856	1%
Operating profit	705	711	(1)%
Other expense (income), net	103	(4)	N/M
Interest expense, net	36	34	6%
Provision for taxes on income	113	147	(23)%
Net income	453	534	(15)%
Less: net income attributable to noncontrolling interests	(43)	(43)	—%
Net income attributable to S&P Global Inc.	$410	$491	(16)%

Revenue

The following table provides consolidated revenue information for the three months ended March 31:

(in millions)	2019	2018	% Change
Revenue	$1,571	$1,567	—%

Subscription revenue	$698	$637	10%
Non-transaction revenue	334	352	(5)%
Non-subscription / transaction revenue	343	379	(10)%
Asset-linked fees	148	136	9%
Sales usage-based royalties	48	63	(24)%

% of total revenue:
Subscription revenue	45%	41%
Non-transaction revenue	21%	22%
Non-subscription / transaction revenue	22%	24%
Asset-linked fees	9%	9%
Sales usage-based royalties	3%	4%

U.S. revenue	$943	$953	(1)%
International revenue:
European region	373	379	(2)%
Asia	169	156	9%
Rest of the world	86	79	9%
Total international revenue	$628	$614	2%
% of total revenue:
U.S. revenue	60%	61%
International revenue	40%	39%

Subscription revenue increased primarily from growth in Market Intelligence's average contract values and continued demand for Platt's proprietary content. Higher data subscription revenue at Indices also contributed to subscription revenue growth. Non-transaction revenue decreased at Ratings primarily due to a decline in Ratings Evaluation Service ("RES") activity and lower entity credit ratings revenue. Non-subscription / transaction revenue decreased driven by a decline in bank loan ratings revenue and corporate bond ratings revenue at Ratings. Asset-linked fees increased primarily due to the impact of higher levels of assets under management for mutual funds at Indices. The decline in sales-usage based royalties was driven by lower exchange-traded derivative volumes. See “Segment Review” below for further information.

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

Total Expenses

The following tables provide an analysis by segment of our operating-related expenses and selling and general expenses for the three months ended March 31:

(in millions)	2019		2018		% Change
	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses
Ratings	$209	$116	$215	$116	(3)%	(1)%
Market Intelligence	168	145	170	134	(1)%	8%
Platts	56	51	50	51	12%	(1)%
Indices	26	39	23	37	12%	5%
Intersegment eliminations [1]	(31)	—	(28)	—	(8)%	N/M
Total segments	428	351	430	338	—%	4%
Corporate Unallocated expense [2]	11	24	—	43	N/M	(44)%
Total	$439	$375	$430	$381	2%	(2)%
N/M - not meaningful

[1]	Intersegment eliminations primarily relate to a royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings.

2 In 2019, selling and general expenses include Kensho retention related expense of $7 million.

Operating-Related Expenses

Operating-related expenses increased 2% due to the acquisition of Kensho in April of 2018 and an increase at Platts due to higher compensation costs primarily related to annual merit increases. These increases were partially offset by a decrease at Ratings driven by decreased compensation costs due to decreased headcount from attrition and prior year restructuring actions, partially offset by an increase in costs related to the development of a global center for technology talent in India.

Intersegment eliminations primarily relate to a royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings.

Selling and General Expenses

Selling and general expenses decreased 2%. Excluding the unfavorable impact of Kensho retention related expense in 2018 of 2 percentage points, selling and general expenses decreased 4%. This decrease was primarily driven by a $20 million contribution made by the Company to the S&P Global Foundation in 2018, partially offset by an increase at Market Intelligence due to higher compensation costs driven by investments in development projects.

Depreciation and Amortization

Depreciation and amortization increased 16% compared to the three months ended March 31, 2018 due to an increase in amortization expense primarily from the acquisition of Kensho in April of 2018.

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
The table below reconciles segment operating profit to total operating profit for the three months ended March 31:

(in millions)	2019	2018	% Change
Ratings [1]	$363	$408	(11)%
Market Intelligence [2]	145	110	31%
Platts [3]	94	90	5%
Indices [4]	149	149	1%
Total segment operating profit	751	757	(1)%
Corporate Unallocated [5]	(46)	(46)	(1)%
Total operating profit	$705	$711	(1)%

[1]	2019 includes amortization of intangibles from acquisitions of $1 million.

[2]	2019 and 2018 include amortization of intangibles from acquisitions of $18 million.

[3]	2019 and 2018 include amortization of intangibles from acquisitions of $3 million and $5 million, respectively.

[4]	2019 and 2018 include amortization of intangibles from acquisitions of $1 million.

[5]	2019 includes Kensho retention related expense of $7 million and amortization of intangibles from acquisitions of $8 million.

Segment Operating Profit — Decreased 1% as compared to 2018. The decrease was primarily due to a decline in revenue at Ratings, partially offset by revenue growth at Market Intelligence, Platts and Indices and decreased costs at Ratings. This decrease was partially offset by increased costs at Market Intelligence, Platts and Indices. See “Segment Review” below for further information.

Corporate Unallocated — Corporate Unallocated includes costs for corporate center functions, select initiatives and unoccupied office space, included in selling and general expenses, and Kensho results. Corporate Unallocated remained relatively unchanged compared to 2018. Excluding the unfavorable impact of higher deal-related amortization in 2019 of 17 percentage points and Kensho retention related expense in 2019 of 14 percentage points, Corporate Unallocated improved 30% driven by a $20 million contribution made by the Company to the S&P Global Foundation in 2018.

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

Other Expense (Income), net

During the first quarter of 2019, the Company purchased a group annuity contract under which an insurance company assumed the Company’s obligation to pay pension benefits to approximately 4,600 retirees and beneficiaries.  This purchase eliminates all future investment or mortality risk associated with these retirees. The purchase of this group annuity contract was funded with pension plan assets.  As a result, the Company’s outstanding pension benefit obligation was reduced by approximately $370 million, representing approximately 24% of the total obligations of the Company’s qualified pension plans. In connection with this transaction, the Company recorded a pre-tax settlement charge of $113 million, reflecting the accelerated recognition of a portion of unamortized actuarial losses in the plan. Excluding this pension settlement charge, other income, net increased to $10 million in 2019 from $4 million in 2018, primarily due to a loss on investment in 2018 of $4 million that did not recur in 2019.

Interest Expense, net

Net interest expense increased 6% compared to the three months ended March 31, 2018 due to the unfavorable impact of higher interest rates on the $500 million of senior notes issued in May of 2018 compared to the $400 million of senior notes that were repaid in August of 2018.

Provision for Income Taxes

The effective income tax rate was 19.9% and 21.6% for the three months ended March 31, 2019 and March 31, 2018, respectively. The decrease in 2019 was primarily due to the recognition of excess tax benefits associated with share-based payments in the statement of income.

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

Non-transaction revenue primarily includes fees for surveillance of a credit rating, annual fees for customer relationship-based pricing programs, fees for entity credit ratings and global research and analytics. Non-transaction revenue also includes an intersegment royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings. Royalty revenue was $29 million and $26 million for the three months ended March 31, 2019 and March 31, 2018, respectively.

The following table provides revenue and segment operating profit information for the three months ended March 31:

(in millions)	2019	2018	% Change
Revenue	$696	$748	(7)%

Non-transaction revenue	$365	$380	(4)%
Transaction revenue	$331	$368	(10)%
% of total revenue:
Non-transaction revenue	52%	51%
Transaction revenue	48%	49%

U.S. revenue	$398	$422	(6)%
International revenue	$298	$326	(9)%
% of total revenue:
U.S. revenue	57%	56%
International revenue	43%	44%

Operating profit [1]	$363	$408	(11)%
Operating margin %	52%	55%

[1]	2019 includes amortization of intangibles from acquisitions of $1 million.

Revenue decreased 7%, with a 2 percentage point unfavorable impact from foreign exchange rates. Transaction revenue decreased due to lower bank loan ratings revenue mainly driven by reduced issuance volumes in the U.S. and Europe, and lower corporate bond ratings revenue. Additionally, transaction revenue was unfavorably impacted by a decrease in structured finance revenue driven by decreased collateralized loan obligations ("CLO") and commercial mortgage-backed securities issuance. Non-transaction revenue decreased due to a decline in Ratings Evaluation Service activity and lower entity credit ratings revenue, partially offset by an increase in royalty revenue. Transaction and non-transaction revenue benefited from improved contract terms across product categories.

Operating profit decreased 11%, with a less than 1 percentage point unfavorable impact from foreign exchange rates. This decrease was primarily due to the decrease in revenue discussed above and an increase in costs related to the development of a global center for technology talent in India, partially offset by lower professional service fees, a reduction in legal expenses and lower compensation costs due to decreased headcount from attrition and prior year restructuring actions.

Market Issuance Volumes

We monitor market issuance volumes regularly within Ratings. Market issuance volumes noted within the discussion that follows are based on where an issuer is located or where the assets associated with an issue are located. The following tables depict changes in issuance levels as compared to the prior year based on data from SDC Platinum for Corporate bond issuance and based on a composite of external data feeds and and Ratings' internal estimates for Structured Finance issuance.

	First Quarter Compared to Prior Year
Corporate Bond Issuance *	U.S.	Europe	Global
High-yield issuance	6%	(26)%	(2)%
Investment grade issuance	(8)%	(13)%	(6)%
Total issuance	(5)%	(14)%	(5)%

*	Includes Industrials and Financial Services.

•
High-yield issuance in the U.S. was up as signals from the U.S. Federal Reserve indicating interest rates would remain steady throughout 2019 moved investors toward more fixed-rate debt. The decline in investment-grade issuance in the U.S. primarily relates to lower issuance in the banking sector as well as an unfavorable impact of a large transaction that occurred in prior the year quarter. The decline in corporate issuance in Europe was mainly driven by uncertainty in the European markets related to Brexit.

	First Quarter Compared to Prior Year
Structured Finance Issuance	U.S.	Europe	Global
Asset-backed securities (“ABS”)	(23)%	(45)%	(12)%
Structured credit	(38)%	(40)%	(38)%
Commercial mortgage-backed securities (“CMBS”)	(23)%	*	(28)%
Residential mortgage-backed securities (“RMBS”)	64%	(82)%	13%
Covered bonds	**	48%	43%
Total issuance	(20)%	10%	—%

*	Represents no activity in 2019.

**	Represents no activity in 2019 and 2018.

•
ABS issuance was down in the U.S. primarily driven by student loan transactions and down in Europe primarily due to uncertainty caused by regulation introducing a new framework for simple, transparent and standardized ("STS") securitizations effective January 1, 2019.

•	Issuance was down in the U.S and European structured credit markets driven by a decline in CLO transactions.

•	CMBS issuance was down in the U.S. reflecting decreased market volume and in Europe due to no activity in 2019.

•
RMBS issuance was up in the U.S. reflecting increased market volume primarily driven by nonqualified mortgages and down in Europe primarily due to uncertainty caused by regulations introducing a new framework for STS securitizations effective January 1, 2019.

•
Covered bond (debt securities backed by mortgages or other high-quality assets that remain on the issuer's balance sheet) issuance in Europe was up partially due to the impact of new regulations bringing consistency across countries within Europe and from the European Central Bank's covered bond asset purchase program.

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

•
Credit Risk Solutions — commercial arm that sells Ratings' credit ratings and related data, analytics and research, which includes subscription-based offerings, RatingsDirect® and RatingsXpress®, and Credit Analytics.

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

The following table provides revenue and segment operating profit information for the three months ended March 31:

(in millions)	2019	2018	% Change
Revenue	$482	$439	10%

Subscription revenue	$467	$425	10%
Non-subscription revenue	$10	$9	—%
Asset-linked fees	$5	$5	(3)%
% of total revenue:
Subscription revenue	97%	97%
Non-subscription revenue	2%	2%
Asset-linked fees	1%	1%

U.S. revenue	$305	$290	5%
International revenue	$177	$149	19%
% of total revenue:
U.S. revenue	63%	66%
International revenue	37%	34%

Operating profit [1]	$145	$110	31%
Operating margin %	30%	25%
Note - In the fourth quarter of 2018, Trucost plc ("Trucost") was integrated from Indices into Market Intelligence and historical reporting was retroactively revised to reflect the change.

[1]	2019 and 2018 includes amortization of intangibles from acquisitions of $18 million.

Revenue increased 10% and was favorably impacted by 2 percentage points from the impact of recent acquisitions. Excluding acquisitions, revenue increased primarily driven by growth in annualized contract values in the Market Intelligence Desktop products, RatingsXpress® and RatingsDirect®. Increases in annualized contract values for certain of our data feed products and CUSIP within Data Management Solutions also contributed to revenue growth. Revenue growth at Credit Risk Solutions, Data Management Solutions, and Desktop was 11%, 11% and 9%, respectively.

Operating profit increased 31%, with a 3 percentage point favorable impact from foreign exchange rates. Excluding the impact of amortization of intangibles from acquisitions of 4 percentage points, operating profit increased 27%. The increase was primarily due to revenue growth, partially offset by higher compensation costs, an increase in cost intersegment royalties tied to annualized contract value growth and increased data costs. Higher compensation costs were driven by investments in development projects combined with annual merit increases and additional headcount partially related to recent acquisitions.

Platts

Platts is the leading independent provider of information and benchmark prices for the commodity and energy markets. Platts provides essential price data, analytics, and industry insight enabling the commodity and energy markets to perform with greater transparency and efficiency.

Platts' revenue is generated primarily through the following sources:

•	Subscription revenue — primarily from subscriptions to our real-time news, market data and price assessments, along with other information products;

•	Sales usage-based royalties — primarily from licensing of our proprietary market price data and price assessments to commodity exchanges; and

•	Non-subscription revenue — conference sponsorship, consulting engagements, and events.

The following table provides revenue and segment operating profit information for the three months ended March 31:

(in millions)	2019	2018	% Change
Revenue	$207	$196	5%

Subscription revenue	$191	$181	5%
Sales usage-based royalties	$14	$13	7%
Non-subscription revenue	$2	$2	(11)%
% of total revenue:
Subscription revenue	92%	92%
Sales usage-based royalties	7%	7%
Non-subscription revenue	1%	1%

U.S. revenue	$69	$69	—%
International revenue	$138	$127	8%
% of total revenue:
U.S. revenue	34%	35%
International revenue	66%	65%

Operating profit [1]	$94	$90	5%
Operating margin %	46%	46%

[1]	2019 and 2018 includes amortization of intangibles from acquisitions of $3 million and $5 million, respectively.

Revenue increased 5% due to continued demand for market data and price assessment products, led by petroleum, and an increase in sales usage-based royalties from the licensing of our proprietary market price data and price assessments to commodity exchanges mainly due to increased trading volumes in Fuel Oil, Natural Gas, LNG and Agriculture. Demand for market data and price assessment products was driven by international customers. Petroleum continues to be the most significant revenue driver, with petrochemicals, power & gas, metals and agriculture generating more modest growth.

Operating profit increased 5%, with a 2 percentage point favorable impact from foreign exchange rates. Excluding the favorable impact of higher amortization of intangibles in 2018 of 1 percentage point, operating profit increased 4%. The increase was primarily due to revenue growth, partially offset by an increase in compensation costs mainly due to annual merit increases, an increase in the bad debt provision in the current year and one-time costs related to the discontinuation of a product line at Platts.

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
Indices primarily derives revenue from asset-linked fees based on the S&P and Dow Jones Indices and to a lesser extent generates subscription revenue and transaction revenue. Specifically, Indices generates revenue from the following sources:

•	Investment vehicles — asset-linked fees such as ETFs and mutual funds, that are based on the S&P Dow Jones Indices' benchmarks that generate revenue through fees based on assets and underlying funds;

•	Exchange traded derivatives — generate sales usage-based royalties based on trading volumes of derivatives contracts listed on various exchanges;

•	Index-related licensing fees — fixed or variable annual and per-issue asset-linked fees for over-the-counter derivatives and retail-structured products; and

•	Data and customized index subscription fees — fees from supporting index fund management, portfolio analytics and research.

The following table provides revenue and segment operating profit information for the three months ended March 31:

(in millions)	2019	2018	% Change
Revenue	$217	$212	2%

Asset-linked fees	$143	$131	9%
Subscription revenue	$40	$31	28%
Sales usage-based royalties	$34	$50	(32)%
% of total revenue:
Asset-linked fees	66%	62%
Subscription revenue	18%	15%
Sales usage-based royalties	16%	23%

U.S. revenue	$183	$184	(1)%
International revenue	$34	$28	21%
% of total revenue:
U.S. revenue	84%	87%
International revenue	16%	13%

Operating profit [1]	$149	$149	1%
Less: net operating profit attributable to noncontrolling interests	40	40
Net operating profit	$109	$109	1%
Operating margin %	69%	70%
Net operating margin %	50%	51%
Note - In the fourth quarter of 2018, Trucost was integrated from Indices into Market Intelligence and historical reporting was retroactively revised to reflect the change.

[1]	2019 and 2018 includes amortization of intangibles from acquisitions of $1 million.

Revenue at Indices increased 2% and was favorably impacted by the buyout of the balance of intellectual property rights in a family of indices from one of our co-marketing and index development partners in the fourth quarter of 2018. Increased revenues from higher levels of assets under management ("AUM") for mutual funds and a cumulative catch up from volume based billing was offset by lower exchange-traded derivative volumes. Ending AUM for ETFs in the first quarter of 2019 increased 11% to $1.473 trillion and average AUM for ETFs increased 2% to $1.400 trillion compared to the first quarter of 2018. Foreign exchange rates had an unfavorable impact of less than one percentage point.

Operating profit grew 1%. The impact of revenue growth was partially offset by increased operating costs to support revenue growth and business initiatives at Indices and increased compensation costs primarily driven by additional headcount. Foreign exchange rates had a favorable impact of 1 percentage point.

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

Cash Flow Overview

Cash, cash equivalents, and restricted cash were $1,436 million as of March 31, 2019, a decrease of $522 million from December 31, 2018.

The following table provides cash flow information for the three months ended March 31:

(in millions)	2019	2018	% Change
Net cash provided by (used for):
Operating activities	$293	$360	(19)%
Investing activities	$(21)	$(87)	(76)%
Financing activities	$(829)	$(1,316)	(37)%
N/M - not meaningful

In the first three months of 2019, free cash flow decreased to $255 million compared to $277 million in the first three months of 2018. The decrease is primarily due to a decrease in cash provided by operating activities as discussed below. Free cash flow is a non-GAAP financial measure and reflects our cash flow provided by operating activities less capital expenditures and distributions to noncontrolling interest holders. Capital expenditures include purchases of property and equipment and additions to technology projects. See “Reconciliation of Non-GAAP Financial Information” below for a reconciliation of cash flow provided by operating activities, the most directly comparable U.S. GAAP financial measure, to free cash flow and free cash flow excluding certain items.

Operating activities

Cash provided by operating activities decreased $67 million to $293 million for the first three months of 2019. The decrease is mainly due to stronger cash collections on accounts receivable in 2018 and settlement payments following the resolution of tax audits in 2019, partially offset by lower incentive compensation payments in 2019.

Investing activities

Our cash outflows from investing activities are primarily for acquisitions and capital expenditures, while cash inflows are primarily proceeds from dispositions.

Cash used for investing activities decreased to $21 million for the first three months of 2019 compared to $87 million in the first three months of 2018, primarily due to cash used for the acquisitions of Pragmatix Services Private Limited ("Pragmatix") and Panjiva in 2018. See Note 2 — Acquisitions and Divestitures to the consolidated financial statements of this Form 10-Q for further discussion.

Financing activities

Our cash outflows from financing activities consist primarily of share repurchases, dividends to shareholders and repayments of short-term and long-term debt, while cash inflows are primarily attributable to the borrowing of short-term and long-term debt and proceeds from the exercise of stock options.

Cash used for financing activities decreased to $829 million for the first three months of 2019 as compared to $1,316 million in the first three months of 2018. The decrease is primarily attributable to a decrease in cash used for share repurchases in 2019.

During the first three months of 2019, we used cash to repurchase 3.4 million shares for $644 million. We entered into an accelerated share repurchase ("ASR") agreement with a financial institution on February 11, 2019 to initiate share repurchases aggregating $500 million. The ASR agreement was structured as an uncapped ASR agreement in which we paid $500 million and received an initial delivery of approximately 2.2 million shares, representing 85% of the $500 million at a price equal to the then market price of the Company. The total number of shares repurchased under the ASR agreement will be equal to $500 million divided by the volume weighted-average share price, less a discount. The final settlement of the transaction under the ASR is expected to be completed no later than the third quarter of 2019. The repurchased shares are held in Treasury. The ASR agreement was executed under the current share repurchase program, approved by the Board of Directors on December 4, 2013. During the first three months of 2018, we used cash to repurchase 5.0 million shares for $1,100 million.

Additional Financing

We have the ability to borrow a total of $1.2 billion through our commercial paper program, which is supported by our revolving $1.2 billion five-year credit agreement (our "credit facility") that we entered into on June 30, 2017. This credit facility will terminate on June 30, 2022. As of March 31, 2019 and December 31, 2018, there were no commercial paper borrowings outstanding.

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

RECONCILIATION OF NON-GAAP FINANCIAL INFORMATION

Free cash flow is a non-GAAP financial measure and reflects our cash flow provided by operating activities less capital expenditures and distributions to noncontrolling interest holders, net. Capital expenditures include purchases of property and equipment and additions to technology projects. Our cash flow provided by operating activities is the most directly comparable U.S. GAAP financial measure to free cash flow. Additionally, we have considered certain items in evaluating free cash flow, which are included in the table below.

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

(in millions)	2019	2018	% Change
Cash provided by operating activities	$293	$360	(19)%
Capital expenditures	(20)	(33)
Distributions to noncontrolling interest holders, net [1]	(18)	(50)
Free cash flow	255	277	(8)%
Settlement of prior-year tax audits	50	—
Payment of legal settlements	1	29
Tax benefit from legal settlements	—	(7)
Free cash flow excluding above items	$306	$299	3%
1 Distributions to noncontrolling interest holders is net of amounts owed to the S&P Dow Jones Indices LLC joint venture by the noncontrolling interest holders.

(in millions)	2018	2017	% Change
Cash used for investing activities	(21)	(87)	(76)%
Cash used for financing activities	(829)	(1,316)	(37)%

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

•	changes in applicable tax or accounting requirements, including the impact of the Tax Cuts and Jobs Act;

•	the level of the Company’s future cash flows and capital investments;

•	the impact on the Company’s revenue and net income caused by fluctuations in foreign currency exchange rates; and

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risk includes changes in foreign exchange rates. We have operations in foreign countries where the functional currency is primarily the local currency. For international operations that are determined to be extensions of the parent company, the U.S. dollar is the functional currency. We typically have naturally hedged positions in most countries from a local currency perspective with offsetting assets and liabilities. As of March 31, 2019 and December 31, 2018, we entered into foreign exchange forward contracts in order to mitigate the change in fair value of specific assets and liabilities in the consolidated balance sheet. These forward contracts are not designated as hedges and do not qualify for hedge accounting. As of March 31, 2019 and December 31, 2018, we entered into foreign exchange forward contracts to hedge the effect of adverse fluctuations in foreign currency exchange rates. We have not entered into any derivative financial instruments for speculative purposes. See Note 5 - Derivative Instruments to the consolidated financial statements of this Form 10-Q for further discussion.

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

As of March 31, 2019, an evaluation was performed under the supervision and with the participation of management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2019.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On December 4, 2013, the Board of Directors approved a share repurchase program authorizing the purchase of up to 50 million shares, which was approximately 18% of the Company's outstanding shares at that time. During the first quarter of 2019, we repurchased 3.4 million shares, which included 0.4 million shares received from the conclusion of our accelerated share repurchase ("ASR") agreement that we entered into on October 29, 2018 and 2.2 million shares received from the initiation of our ASR agreement that we entered into on February 11, 2019. Further discussion relating to our ASR agreement can be found in Note 8 - Equity. As of March 31, 2019, 7.2 million shares remained under our current share repurchase program.

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

The following table provides information on our purchases of our outstanding common stock during the first quarter of 2019 pursuant to our current share repurchase program (column c). In addition to these purchases, the number of shares in column (a) include shares of common stock that are tendered to us to satisfy our employees’ tax withholding obligations in connection with the vesting of awards of restricted shares (we repurchase such shares based on their fair market value on the vesting date).

There were no other share repurchases during the quarter outside the repurchases noted below.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs	(d) Maximum Number of Shares that may yet be Purchased Under the Programs
January 1 — January 31, 2019[1,3]	1,018,172	182.01	1,014,918	9.6 million
February 1 — February 28, 2019[2,3]	2,362,345	193.75	2,359,595	7.2 million
March 1 — March 31, 2019	2,484	201.81	—	7.2 million
Total — Quarter[3]	3,383,001	$190.19	3,374,513	7.2 million

1 Includes 0.4 million shares received from the conclusion of our ASR agreement that we entered into on October 29, 2018.

2 Includes 2.2 million shares received from the initiation of our ASR agreement that we entered into on February 11, 2019.

3 Average price paid per share information does not include the accelerated share repurchase transactions as discussed in more detail above.

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

Revenue during the first quarter of 2019 attributable to the transactions or dealings by the Company described below was approximately $1.03 million with net profit from such sales being a fraction of the revenues.

During the first quarter of 2019, Platts, a division of the Company that provides energy-related information in over 150 countries, sold information and informational materials, which are generally exempt from U.S. economic sanctions, to ten subscribers that are owned or controlled, or appear to be owned or controlled, by the Government of Iran (the “GOI”). The Company, among other things, offers customers that subscribe to its publications access to proprietary data, analytics, and industry information that enable commodities markets to perform with greater transparency and efficiency. This division provided such data related to the energy and petrochemicals markets to the subscribers referenced above, generating revenue that was a de minimis portion of both the division's and the Company’s revenue. Seven of the subscribers are identified by U.S. Treasury Department’s Office of Foreign Assets Control ("OFAC") as GOI entities; and three appear, based on publicly available information, to be owned or controlled by GOI entities.

One of the subscribers that appears to be owned or controlled by GOI entities was designated in October 2018 by OFAC as a Specially Designated Global Terrorist. In our most recently filed Form 10-K, we indicated that Platts ceased providing services to such subscriber. As disclosed to OFAC, we subsequently discovered that the subscriber continued to have access to a portion of its subscription until early January 2019.

The Company will continue to monitor its provision of products and services to Iranian customers identified by OFAC as GOI entities or that appear to be owned or controlled by GOI entities.

Item 6. Exhibits

(10.1)	Terms and Conditions of 2019 Performance Share Unit Award

(10.2)	Terms and Conditions of 2019 Restricted Stock Unit Award

(10.3)	S&P Dow Jones Indices 2019 Long-Term Cash Incentive Compensation Plan

(15)	Letter on Unaudited Interim Financials

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

(32)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(101.INS)	XBRL Instance Document

(101.SCH)	XBRL Taxonomy Extension Schema

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase

(101.LAB)	XBRL Taxonomy Extension Label Linkbase

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

S&P Global Inc.
Registrant

Date:	May 3, 2019	By:	/s/ Ewout L. Steenbergen
Ewout L. Steenbergen
Executive Vice President and Chief Financial Officer

Date:	May 3, 2019	By:	/s/ Christopher F. Craig
Christopher F. Craig
Senior Vice President, Controller and Chief Accounting Officer