Form 10-Q
period 2019-06-30
S&P Global Inc.
filed 2019-08-01
CIK 64040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 1-1023
S&P Global Inc.
(Exact name of registrant as specified in its charter)

New York					13-1026995
(State or other jurisdiction of incorporation or organization)					(I.R.S. Employer Identification No.)
55 Water Street	,	New York	,	New York	10041
(Address of principal executive offices)					(Zip Code)
Registrant’s telephone number, including area code: 212-438-1000
Securities registered pursuant to Section 12(b) of the Act:

Class	Trading Symbol	Name of Exchange on which registered
Common stock (par value $1.00 per share)	SPGI	New York Stock Exchange
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

As of July 26, 2019 (latest practicable date), 246.3 million shares of the issuer's classes of common stock (par value $1.00 per share) were outstanding.

S&P Global Inc.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of S&P Global Inc.

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of S&P Global Inc. (and subsidiaries) (the “Company”) as of June 30, 2019, the related consolidated statements of income, comprehensive income, and equity for the three- and six-month periods ended June 30, 2019 and 2018, the related consolidated statements of cash flows for the six-month periods ended June 30, 2019 and 2018, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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

/s/ ERNST & YOUNG LLP

New York, New York
August 1, 2019

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

S&P Global Inc.
Consolidated Statements of Income
(Unaudited)

(in millions, except per share amounts)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenue	$1,704	$1,609	$3,275	$3,176
Expenses:
Operating-related expenses	452	441	898	877
Selling and general expenses	387	444	755	819
Depreciation	21	19	41	40
Amortization of intangibles	31	33	63	57
Total expenses	891	937	1,757	1,793
Operating profit	813	672	1,518	1,383
Other (income) expense, net	(6)	(11)	97	(16)
Interest expense, net	37	26	73	61
Income before taxes on income	782	657	1,348	1,338
Provision for taxes on income	180	156	293	303
Net income	602	501	1,055	1,035
Less: net income attributable to noncontrolling interests	(47)	(40)	(90)	(84)
Net income attributable to S&P Global Inc.	$555	$461	$965	$951

Earnings per share attributable to S&P Global Inc. common shareholders:
Net income:
Basic	$2.25	$1.83	$3.92	$3.78
Diluted	$2.24	$1.82	$3.89	$3.75
Weighted-average number of common shares outstanding:
Basic	246.1	251.1	246.4	251.7
Diluted	247.4	253.3	247.9	253.8

Actual shares outstanding at period end			246.3	251.4

See accompanying notes to the unaudited consolidated financial statements.

S&P Global Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

(in millions)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income	$602	$501	$1,055	$1,035

Other comprehensive income:
Foreign currency translation adjustment	(17)	(75)	1	(52)
Income tax effect	2	15	4	(3)
	(15)	(60)	5	(55)

Pension and other postretirement benefit plans	—	(15)	114	(11)
Income tax effect	—	4	(28)	3
	—	(11)	86	(8)

Unrealized gain on investment and forward exchange contracts	(4)	(5)	—	(4)
Income tax effect	1	1	—	1
	(3)	(4)	—	(3)

Comprehensive income	584	426	1,146	969
Less: comprehensive income attributable to nonredeemable noncontrolling interests	(3)	(5)	(6)	(8)
Less: comprehensive income attributable to redeemable noncontrolling interests	(44)	(36)	(84)	(76)
Comprehensive income attributable to S&P Global Inc.	$537	$385	$1,056	$885

See accompanying notes to the unaudited consolidated financial statements.

S&P Global Inc.
Consolidated Balance Sheets

(in millions)	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,881	$1,917
Restricted cash	39	41
Accounts receivable, net of allowance for doubtful accounts: 2019 - $38; 2018 - $34	1,543	1,449
Prepaid and other current assets	231	197
Total current assets	3,694	3,604
Property and equipment, net of accumulated depreciation: 2019 - $623; 2018 - $596	280	270
Right of use assets	669	—
Goodwill	3,519	3,535
Other intangible assets, net	1,453	1,524
Other non-current assets	570	525
Total assets	$10,185	$9,458
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$214	$211
Accrued compensation and contributions to retirement plans	269	354
Income taxes currently payable	88	72
Unearned revenue	1,709	1,641
Other current liabilities	419	351
Total current liabilities	2,699	2,629
Long-term debt	3,664	3,662
Lease liabilities — non-current	621	—
Pension and other postretirement benefits	230	229
Other non-current liabilities	511	634
Total liabilities	7,725	7,154
Redeemable noncontrolling interest (Note 8)	1,890	1,620
Commitments and contingencies (Note 12)
Equity:
Common stock	294	294
Additional paid-in capital	790	833
Retained income	11,710	11,284
Accumulated other comprehensive loss	(651)	(742)
Less: common stock in treasury	(11,631)	(11,041)
Total equity — controlling interests	512	628
Total equity — noncontrolling interests	58	56
Total equity	570	684
Total liabilities and equity	$10,185	$9,458

See accompanying notes to the unaudited consolidated financial statements.

S&P Global Inc.
Consolidated Statements of Cash Flows
(Unaudited)

(in millions)	Six Months Ended
	June 30,
	2019	2018
Operating Activities:
Net income	$1,055	$1,035
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	41	40
Amortization of intangibles	63	57
Provision for losses on accounts receivable	12	10
Deferred income taxes	12	22
Stock-based compensation	33	46
Pension settlement charge, net of taxes	85	—
Other	38	80
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(95)	19
Prepaid and other current assets	(42)	(19)
Accounts payable and accrued expenses	(74)	(217)
Unearned revenue	—	41
Accrued legal settlements	(1)	(29)
Other current liabilities	(83)	(69)
Net change in prepaid/accrued income taxes	33	24
Net change in other assets and liabilities	(67)	(137)
Cash provided by operating activities	1,010	903
Investing Activities:
Capital expenditures	(46)	(60)
Acquisitions, net of cash acquired	(4)	(246)
Changes in short-term investments	(3)	1
Cash used for investing activities	(53)	(305)
Financing Activities:
Proceeds from issuance of senior notes, net	—	489
Payments on senior notes	—	(403)
Dividends paid to shareholders	(281)	(253)
Distributions to noncontrolling interest holders, net	(59)	(78)
Purchase of CRISIL shares	—	(25)
Repurchase of treasury shares	(644)	(1,100)
Exercise of stock options	31	16
Employee withholding tax on share-based payments and other	(55)	(50)
Cash used for financing activities	(1,008)	(1,404)
Effect of exchange rate changes on cash	13	(38)
Net change in cash, cash equivalents, and restricted cash	(38)	(844)
Cash, cash equivalents, and restricted cash at beginning of period	1,958	2,779
Cash, cash equivalents, and restricted cash at end of period	$1,920	$1,935

See accompanying notes to the unaudited consolidated financial statements.

S&P Global Inc.
Consolidated Statements of Equity
(Unaudited)

Three Months Ended June 30, 2019
(in millions)	Common Stock $1 par	Additional Paid-in Capital	Retained Income	Accumulated Other Comprehensive Loss	Less: Treasury Stock	Total SPGI Equity	Noncontrolling Interests	Total Equity
Balance as of March 31, 2019	$294	$772	$11,532	$(633)	$11,638	$327	$61	$388
Comprehensive income [1]			555	(18)		537	3	540
Dividends (Dividend declared per common share — $0.57 per share)			(140)			(140)	(6)	(146)
Employee stock plans		18			(7)	25		25
Change in redemption value of redeemable noncontrolling interest			(237)			(237)		(237)
Balance as of June 30, 2019	$294	$790	$11,710	$(651)	$11,631	$512	$58	$570

Three Months Ended June 30, 2018
(in millions)	Common Stock $1 par	Additional Paid-in Capital	Retained Income	Accumulated Other Comprehensive Loss	Less: Treasury Stock	Total SPGI Equity	Noncontrolling Interests	Total Equity
Balance as of March 31, 2018	$412	$335	$10,424	$(630)	$10,537	$4	$61	$65
Comprehensive income [1]			461	(75)		386	5	391
Dividends (Dividend declared per common share — $0.50 per share)			(126)			(126)	(7)	(133)
Employee stock plans		70			(1)	71	(1)	70
Change in redemption value of redeemable noncontrolling interest			(82)			(82)		(82)
Increase in CRISIL ownership		(25)				(25)	(1)	(26)
Stock consideration for Kensho		352				352		352
Other						—	(4)	(4)
Balance as of June 30, 2018	$412	$732	$10,677	$(705)	$10,536	$580	$53	$633

Consolidated Statements of Equity (continued)

Six Months Ended June 30, 2019
(in millions)	Common Stock $1 par	Additional Paid-in Capital	Retained Income	Accumulated Other Comprehensive Loss	Less: Treasury Stock	Total SPGI Equity	Noncontrolling Interests	Total Equity
Balance as of December 31, 2018	$294	$833	$11,284	$(742)	$11,041	$628	$56	$684
Comprehensive income [1]			965	91		1,056	6	1,062
Dividends (Dividend declared per common share — $1.14 per share)			(281)			(281)	(6)	(287)
Share repurchases					644	(644)		(644)
Employee stock plans		(43)			(54)	11		11
Capital contribution from noncontrolling interest			(36)			(36)		(36)
Change in redemption value of redeemable noncontrolling interest			(222)			(222)		(222)
Other						—	2	2
Balance as of June 30, 2019	$294	$790	$11,710	$(651)	$11,631	$512	$58	$570

Six Months Ended June 30, 2018
(in millions)	Common Stock $1 par	Additional Paid-in Capital	Retained Income	Accumulated Other Comprehensive Loss	Less: Treasury Stock	Total SPGI Equity	Noncontrolling Interests	Total Equity
Balance as of December 31, 2017	$412	$525	$10,025	$(649)	$9,602	$711	$57	$768
Comprehensive income [1]			951	(66)		885	8	893
Dividends (Dividend declared per common share — $1.00 per share)			(253)			(253)	(7)	(260)
Share repurchases		(150)			950	(1,100)		(1,100)
Employee stock plans		30			(16)	46		46
Change in redemption value of redeemable noncontrolling interest			(72)			(72)		(72)
Increase in CRISIL ownership		(25)				(25)	(1)	(26)
Stock consideration for Kensho		352				352		352
Other [2]			26	10		36	(4)	32
Balance as of June 30, 2018	$412	$732	$10,677	$(705)	$10,536	$580	$53	$633
1 Excludes comprehensive income of $44 million and $36 million for the three months ended June 30, 2019 and 2018, respectively, and $84 million and $76 million for the six months ended June 30, 2019 and 2018, respectively, attributable to our redeemable noncontrolling interest.
2 Reflects opening balance sheet adjustments related to the adoption of the new revenue recognition standard and the reclassification of the unrealized loss on investments from Accumulated other comprehensive loss to Retained income.
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

In the opinion of management, all normal recurring adjustments considered necessary for a fair statement of the results of the interim periods have been included. The operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the full year.

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

Restricted Cash

Restricted cash of $39 million and $41 million included in our consolidated balance sheets as of June 30, 2019 and December 31, 2018, respectively, primarily includes amounts held in escrow accounts in connection with our acquisition of Kensho.

Contract Assets

Contract assets include unbilled amounts from when the Company transfers service to a customer before a customer pays consideration or before payment is due. As of June 30, 2019 and December 31, 2018, contract assets were $47 million and $26 million, respectively, and are included in accounts receivable in our consolidated balance sheets.

Unearned Revenue

We record unearned revenue when cash payments are received or due in advance of our performance. The increase in the unearned revenue balance at June 30, 2019 compared to December 31, 2018 is primarily driven by cash payments received or due in advance of satisfying our performance obligations, offset by $1.2 billion of revenues recognized that were included in the unearned revenue balance at the beginning of the period.

Remaining Performance Obligations

Remaining performance obligations represent the transaction price of contracts for work that has not yet been performed. As of June 30, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was $1.5 billion. We expect to recognize revenue on approximately half and three-quarters of the remaining performance obligations over the next 12 and 24 months, respectively, with the remainder recognized thereafter.

We do not disclose the value of unfulfilled performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts where revenue is a usage-based royalty promised in exchange for a license of intellectual property.

Costs to Obtain a Contract

We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We have determined that the costs associated with certain sales commission programs are incremental to the costs to obtain contracts with customers and therefore meet the criteria to be capitalized. Total capitalized costs to obtain a contract were $96 million and $101 million as of June 30, 2019 and December 31, 2018, respectively, and are included in prepaid and other current assets and other non-current assets on our consolidated balance sheets. The capitalized asset will be amortized over a period consistent with the transfer to the customer of the goods or services to which the asset relates, calculated based on the customer term and the average life of the products and services underlying the contracts which has been determined to be approximately 5 years. The expense is recorded within selling and general expenses.

We expense sales commissions when incurred if the amortization period is one year or less. These costs are recorded within selling and general expenses.

Other (Income) Expense, net

The components of other (income) expense, net for the three and six months ended June 30 are as follows:

(in millions)	Three Months		Six Months
	2019	2018	2019	2018
Other components of net periodic benefit cost [1]	$(7)	$(8)	$96	$(16)
Net loss (gain) from investments	1	(3)	1	—
Other (income) expense, net	$(6)	$(11)	$97	$(16)

1    During the first quarter of 2019, the Company purchased a group annuity contract under which an insurance company assumed a portion of the Company's obligation to pay pension benefits to the plan's beneficiaries. The purchase of this group annuity contract was funded by pension plan assets. The non-cash pre-tax settlement charge of $113 million for the six months ended June 30, 2019 reflects the accelerated recognition of a portion of unamortized actuarial losses in the plan.

2.	Acquisitions and Divestitures

Acquisitions

2019

In July of 2019, S&P Global completed the acquisition of the Orion technology center from Ness Technologies. Orion was developed to become S&P Global's center of excellence for technology talent to focus on innovations by providing employees with access to the latest technologies and global communications infrastructure, as well as physical spaces that enable highly-collaborative teams. The acquisition of Orion is not material to our consolidated financial statements.

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

Divestitures

2019

In July of 2019, we entered into an agreement to sell RigData, a business within our Platts segment. RigData is a provider of daily information on rig activity for the natural gas and oil markets across North America. On July 31, 2019, we completed the sale of RigData to Drilling Info, Inc.

In March of 2019, we entered into an agreement to sell Standard & Poor's Investment Advisory Services LLC  ("SPIAS"), a business within our Market Intelligence segment, to Goldman Sachs Asset Management ("GSAM"). SPIAS provides non-discretionary investment advice across institutional sub-advisory and intermediary distribution channels globally. On July 1, 2019, we completed the sale of SPIAS to GSAM.

The operating profit of our businesses held for sale for the periods ending June 30, 2019 and 2018 is as follows:

(in millions)	Three Months		Six Months
	2019	2018	2019	2018
Operating profit	$3	$3	$6	$6

2018

During the six months ended June 30, 2018, we did not complete any dispositions.

3.	Income Taxes

The effective income tax rate was 23.0% and 21.7% for the three and six months ended June 30, 2019, respectively, and 23.8% and 22.7% for the three and six months ended June 30, 2018, respectively. The decrease in 2019 was primarily due to the recognition of excess tax benefits associated with share-based payments in the statement of income.

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

The Company is continuously subject to tax examinations in various jurisdictions. As of June 30, 2019 and December 31, 2018, the total amount of federal, state and local, and foreign unrecognized tax benefits was $114 million and $147 million, respectively, exclusive of interest and penalties. We recognize accrued interest and penalties related to unrecognized tax benefits in interest expense and operating-related expense, respectively. As of June 30, 2019 and December 31, 2018, we had $20 million and $35 million, respectively, of accrued interest and penalties associated with unrecognized tax benefits. The reduction in uncertain tax positions and associated accrued interest relates primarily to settlements of tax audits with New York City. Based on the current status of income tax audits, we believe that the total amount of unrecognized tax benefits may decrease by approximately $5 million in the next twelve months as a result of the resolution of tax examinations.

4.	Debt

A summary of long-term debt outstanding is as follows:

(in millions)	June 30, 2019	December 31, 2018
3.3% Senior Notes, due 2020 [1]	699	698
4.0% Senior Notes, due 2025 [2]	693	693
4.4% Senior Notes, due 2026 [3]	893	892
2.95% Senior Notes, due 2027 [4]	493	493
6.55% Senior Notes, due 2037 [5]	396	396
4.5% Senior Notes, due 2048 [6]	490	490
Long-term debt	$3,664	$3,662

[1]	Interest payments are due semiannually on February 14 and August 14, and as of June 30, 2019, the unamortized debt discount and issuance costs total $1 million.

[2]	Interest payments are due semiannually on June 15 and December 15, and as of June 30, 2019, the unamortized debt discount and issuance costs total $7 million.

[3]	Interest payments are due semiannually on February 15 and August 15, and as of June 30, 2019, the unamortized debt discount and issuance costs total $7 million.

[4]	Interest payments are due semiannually on January 22 and July 22, and as of June 30, 2019, the unamortized debt discount and issuance costs total $7 million.

[5]	Interest payments are due semiannually on May 15 and November 15, and as of June 30, 2019, the unamortized debt discount and issuance costs total $4 million.

[6]	Interest payments are due semiannually on May 15 and November 15, beginning on November 15, 2018, and as of June 30, 2019, the unamortized debt discount and issuance costs total $10 million.

The fair value of our long-term debt borrowings was $4.1 billion and $3.8 billion as of June 30, 2019 and December 31, 2018, respectively, and was estimated based on quoted market prices.

We have the ability to borrow a total of $1.2 billion through our commercial paper program, which is supported by our revolving $1.2 billion five-year credit agreement (our "credit facility") that we entered into on June 30, 2017. This credit facility will terminate on June 30, 2022. As of June 30, 2019 and December 31, 2018, there were no commercial paper borrowings outstanding.

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

Our exposure to market risk includes changes in foreign exchange rates. We have operations in foreign countries where the functional currency is primarily the local currency. For international operations that are determined to be extensions of the parent company, the U.S. dollar is the functional currency. We typically have naturally hedged positions in most countries from a local currency perspective with offsetting assets and liabilities. As of June 30, 2019 and December 31, 2018, we have entered into foreign exchange forward contracts to mitigate or hedge the effect of adverse fluctuations in foreign exchange rates. Foreign exchange forward contracts are recorded at fair value that is based on foreign exchange rates in active markets; therefore, we classify these derivative contracts within Level 2 of the fair value hierarchy. We do not enter into any derivative financial instruments for speculative purposes.

Undesignated Derivative Instruments

During the six months ended June 30, 2019 and twelve months ended December 31, 2018, we entered into foreign exchange forward contracts in order to mitigate the change in fair value of specific assets and liabilities in the consolidated balance sheets. These forward contracts do not qualify for hedge accounting. As of June 30, 2019, the aggregate notional value of these outstanding forward contracts was $68 million. The changes in fair value of these forward contracts are recorded in prepaid and other current assets and other current liabilities in the consolidated balance sheet with their corresponding change in fair value recognized into selling and general expenses in the consolidated statement of income. The amount recorded in prepaid and other current assets as of June 30, 2019 was $2 million. The amount recorded in selling and general expense for the three and six months ended June 30, 2019 related to these contracts was a net gain of $3 million and $5 million, respectively.

Cash Flow Hedges

During the six months ended June 30, 2019 and twelve months ended December 31, 2018, we entered into a series of foreign exchange forward contracts to hedge a portion of the Indian rupee, British pound, and Euro exposures through the second quarter of 2020 and the fourth quarter of 2019, respectively. These contracts are intended to offset the impact of movement of exchange rates on future revenue and operating costs and are scheduled to mature within twelve months. The changes in the fair value of these contracts are initially reported in accumulated other comprehensive loss in our consolidated balance sheet and are subsequently reclassified into revenue and selling and general expenses in the same period that the hedged transaction affects earnings.
As of June 30, 2019, we estimate that $4 million of the net gains related to derivatives designated as cash flow hedges recorded in other comprehensive income is expected to be reclassified into earnings within the next twelve months. There was no material hedge ineffectiveness for the three and six months ended June 30, 2019.
As of June 30, 2019, the aggregate notional value of our outstanding foreign currency forward contracts designated as cash flow hedges was $229 million.
The following table provides information on the location and fair value amounts of our cash flow hedges as of June 30, 2019 and December 31, 2018:

(in millions)		June 30,	December 31,
Balance Sheet Location		2019	2018
Derivatives designated as cash flow hedges:
Prepaid and other current assets	Foreign exchange forward contracts	$4	$3

The following table provides information on the location and amounts of pre-tax gains (losses) on our cash flow hedges for the periods ended June 30:
Three Months

(in millions)	Gain (Loss) recognized in Accumulated Other Comprehensive Loss (effective portion)		Location of Gain (Loss) reclassified from Accumulated Other Comprehensive Loss into Income (effective portion)	Gain (Loss) reclassified from Accumulated Other Comprehensive Loss into Income (effective portion)
Cash flow hedges - designated as hedging instruments	2019	2018		2019	2018
Foreign exchange forward contracts	$(3)	$(4)	Revenue, Selling and general expenses	$1	$(1)

Six Months

(in millions)	Gain (Loss) recognized in Accumulated Other Comprehensive Loss (effective portion)		Location of Gain (Loss) reclassified from Accumulated Other Comprehensive Loss into Income (effective portion)	Gain (Loss) reclassified from Accumulated Other Comprehensive Loss into Income (effective portion)
Cash flow hedges - designated as hedging instruments	2019	2018		2019	2018
Foreign exchange forward contracts	$—	$(3)	Revenue, Selling and general expenses	$4	$(1)

The activity related to the change in unrealized gains (losses) in accumulated other comprehensive loss was as follows for the periods ended June 30:

(in millions)	Three Months		Six Months
	2019	2018	2019	2018
Net unrealized gains on cash flow hedges, net of taxes, beginning of period	$7	$3	$4	$2
Change in fair value, net of tax	(2)	(5)	4	(4)
Reclassification into earnings, net of tax	(1)	1	(4)	1
Net unrealized gains (losses) on cash flow hedges, net of taxes, end of period	$4	$(1)	$4	$(1)

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

The components of net periodic benefit cost for our retirement plans and postretirement plans for the periods ended June 30 are as follows:

(in millions)	Three Months		Six Months
	2019	2018	2019	2018
Service cost	$1	$1	$1	$1
Interest cost	14	18	33	36
Expected return on assets	(23)	(31)	(54)	(63)
Amortization of prior service credit / actuarial loss	2	4	4	9
Net periodic benefit cost	(6)	(8)	(16)	(17)
Settlement charge [1]	—	—	113	—
Net benefit cost	$(6)	$(8)	$97	$(17)

1 The Company purchased a group annuity contract under which an insurance company assumed a portion of the Company's obligation to pay pension benefits to the plan's beneficiaries. The purchase of this group annuity contract was funded by pension plan assets. The non-cash pre-tax settlement charge reflects the accelerated recognition of a portion of unamortized actuarial losses in the plan.

Net periodic benefit cost related to our postretirement plans reflected in the table above was not material for the three and six months ended June 30, 2019 and 2018, respectively.

As discussed in our Form 10-K, we changed certain discount rate assumptions for our retirement and postretirement plans which became effective on January 1, 2019. The effect of the assumption changes on retirement and postretirement expense for the three and six months ended June 30, 2019 did not have a material impact to our financial position, results of operations or cash flows.

In the first six months of 2019, we contributed $41 million to our retirement plans and expect to make additional required contributions of approximately $5 million to our retirement plans during the remainder of the year. We may elect to make additional non-required contributions depending on investment performance and the pension plan status in the second half of 2019.

7.	Stock-Based Compensation

We issue stock-based incentive awards to our eligible employees under the 2019 Stock Incentive Plan ("2019 Plan") and to our eligible non-employee Directors under a Director Deferred Stock Ownership Plan. No further awards may be granted under the 2002 Stock Incentive Plan ("2002 Plan"), although awards granted under the 2002 Plan prior to the adoption of the new 2019 Plan in June of 2019 remain outstanding in accordance with their terms. The remaining outstanding options under the 2002 Plan will have fully met their maximum term and expire in the second quarter of 2028. The new 2019 Plan permits the granting of incentive stock options, nonqualified stock options, stock appreciation rights, performance stock, restricted stock and other stock-based awards.

Stock-based compensation for the periods ended June 30 is as follows:

(in millions)	Three Months		Six Months
	2019	2018	2019	2018
Stock option expense	$1	$2	$1	$2
Restricted stock and unit awards expense	21	32	32	44
Total stock-based compensation expense	$22	$34	$33	$46

During the six months ended June 30, 2019, the Company granted 0.3 million shares of restricted stock and unit awards, which had a weighted average grant date fair value of $212.56 per share.

Total unrecognized compensation expense related to unvested stock option awards and unvested restricted stock and unit awards as of June 30, 2019 was $1 million and $98 million, respectively, which is expected to be recognized over a weighted average period of 1.0 years and 2.0 years, respectively.

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

Share repurchases for the periods ended June 30 were as follows:

(in millions, except average price)	Three Months		Six Months
	2019	2018	2019	2018
Total number of shares purchased [1]	—	—	3.4	5.0
Average price paid per share [2]	$—	$—	$184.51	$178.11
Total cash utilized	$—	$—	$644	$1,100

[1]	The six months ended June 30, 2019 and 2018 include shares received as part of our accelerated share repurchase agreements described in more detail below.

[2]	Average price paid per share information does not include the accelerated share repurchase agreements as discussed in more detail below.
Our purchased shares may be used for general corporate purposes, including the issuance of shares for stock compensation plans and to offset the dilutive effect of the exercise of employee stock options. As of June 30, 2019, approximately 7.2 million shares remained available under the current share repurchase program which has no expiration date and purchases under this program may be made from time to time on the open market and in private transactions, depending on market conditions.

Accelerated Share Repurchase Agreements

2019
We entered into an accelerated share repurchase ("ASR") agreement with a financial institution on February 11, 2019 to initiate share repurchases aggregating $500 million. The ASR agreement was structured as an uncapped ASR agreement in which we paid $500 million and received an initial delivery of approximately 2.2 million shares, representing 85% of the $500 million at a price equal to the then market price of the Company. We completed the ASR agreement on July 31, 2019 and will receive an additional 0.1 million shares in August of 2019 resulting in a total of 2.3 million shares repurchased under the ASR agreement for an average purchase price of $214.65 per share. The total number of shares repurchased under the ASR agreement is equal to $500 million divided by the volume weighted-average share price, less a discount. The repurchased shares are held in Treasury. The ASR agreement was executed under the current share repurchase program, approved by the Board of Directors on December 4, 2013.

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

If interests were to be redeemed under this agreement, we would generally be required to purchase the interest at fair value on the date of redemption. This interest is presented on the consolidated balance sheets outside of equity under the caption “Redeemable noncontrolling interest” with an initial value based on fair value for the portion attributable to the net assets we acquired, and based on our historical cost for the portion attributable to our S&P Index business. We adjust the redeemable noncontrolling interest each reporting period to its estimated redemption value, but never less than its initial fair value, using both income and market valuation approaches. Our income and market valuation approaches incorporate Level 3 fair value measures for instances when observable inputs are not available. The more significant judgmental assumptions used to estimate the value of the S&P Dow Jones Indices LLC joint venture include an estimated discount rate, a range of assumptions that form the basis of the expected future net cash flows (e.g., the revenue growth rates and operating margins), and a company specific beta. The significant judgmental assumptions used that incorporate market data, including the relative weighting of market observable information and the comparability of that information in our valuation models, are forward-looking and could be affected by future economic and market conditions. Any adjustments to the redemption value will impact retained income.

Noncontrolling interests that do not contain such redemption features are presented in equity.

Changes to redeemable noncontrolling interest during the six months ended June 30, 2019 were as follows:

(in millions)
Balance as of December 31, 2018	$1,620
Net income attributable to noncontrolling interest	84
Capital contribution from noncontrolling interest	36
Distributions payable to noncontrolling interest	(72)
Redemption value adjustment	222
Balance as of June 30, 2019	$1,890

Accumulated Other Comprehensive Loss

The following table summarizes the changes in the components of accumulated other comprehensive loss for the six months ended June 30, 2019:

(in millions)	Foreign Currency Translation Adjustment	Pension and Postretirement Benefit Plans		Unrealized Gain (Loss) on Foreign Forward Exchange Contracts		Accumulated Other Comprehensive Loss
Balance as of December 31, 2018	$(339)	$(407)		$4		$(742)
Other comprehensive income before reclassifications	5	(3)		4		6
Reclassifications from accumulated other comprehensive loss to net earnings	—	89	[1]	(4)	[2]	85
Net other comprehensive income	5	86		—		91
Balance as of June 30, 2019	$(334)	$(321)		$4		$(651)

[1]
Reflects amortization of net actuarial losses and is net of a tax benefit of $28 million for the six months ended June 30, 2019. See Note 6 — Employee Benefits for additional details of items reclassed from accumulated other comprehensive loss to net earnings.

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

The calculation of basic and diluted EPS for the periods ended June 30 is as follows:

(in millions, except per share amounts)	Three Months		Six Months
	2019	2018	2019	2018
Amounts attributable to S&P Global Inc. common shareholders:
Net income	$555	$461	$965	$951

Basic weighted-average number of common shares outstanding	246.1	251.1	246.4	251.7
Effect of stock options and other dilutive securities	1.3	2.2	1.5	2.1
Diluted weighted-average number of common shares outstanding	247.4	253.3	247.9	253.8

Earnings per share attributable to S&P Global Inc. common shareholders:
Net income:
Basic	$2.25	$1.83	$3.92	$3.78
Diluted	$2.24	$1.82	$3.89	$3.75

We have certain stock options and restricted performance shares that are potentially excluded from the computation of diluted EPS. The effect of the potential exercise of stock options is excluded when the average market price of our common stock is lower than the exercise price of the related option during the period or when a net loss exists because the effect would have been antidilutive. Additionally, restricted performance shares are excluded because the necessary vesting conditions had not been met or when a net loss exists. For the three and six months ended June 30, 2019 and 2018, there were no stock options excluded. Restricted performance shares outstanding of 0.6 million and 0.8 million as of June 30, 2019 and 2018, respectively, were excluded.

10.	Restructuring

We continuously evaluate our cost structure to identify cost savings associated with streamlining our management structure. Our 2019 and 2018 restructuring plan consisted of a company-wide workforce reduction of approximately 170 and 160 positions, respectively, and are further detailed below. The charges for the restructuring plans are classified as selling and general expenses within the consolidated statements of income and the reserves are included in other current liabilities in the consolidated balance sheets.

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

The initial restructuring charge recorded and the ending reserve balance as of June 30, 2019 by segment is as follows:

	2019 Restructuring Plan		2018 Restructuring Plan
(in millions)	Initial Charge Recorded	Ending Reserve Balance	Initial Charge Recorded	Ending Reserve Balance
Ratings	$11	$11	$8	$1
Market Intelligence	1	1	7	4
Platts	1	1	—	—
Corporate	7	7	10	1
Total	$20	$20	$25	$6

We recorded a pre-tax restructuring charge of $20 million primarily related to employee severance charges for the 2019 restructuring plan during the six months ended June 30, 2019. The ending reserve balance for the 2018 restructuring plan was $24 million as of December 31, 2018. For the six months ended June 30, 2019, we have reduced the reserve for the 2018 restructuring plan by $18 million. The reductions primarily related to cash payments for employee severance charges.

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

A summary of operating results for the periods ended June 30 is as follows:

Revenue	Three Months		Six Months
(in millions)	2019	2018	2019	2018
Ratings	$801	$775	$1,497	$1,523
Market Intelligence	487	449	969	889
Platts	213	205	420	401
Indices	235	207	452	418
Corporate	—	5	—	5
Intersegment elimination [1]	(32)	(32)	(63)	(60)
Total revenue	$1,704	$1,609	$3,275	$3,176

Operating Profit	Three Months		Six Months
(in millions)	2019	2018	2019	2018
Ratings [2]	$455	$369	$818	$777
Market Intelligence [3]	147	127	292	238
Platts [4]	107	98	201	188
Indices [5]	162	137	311	285
Total reportable segments	871	731	1,622	1,488
Corporate Unallocated [6]	(58)	(59)	(104)	(105)
Total operating profit	$813	$672	$1,518	$1,383

Note - In the fourth quarter of 2018, Trucost was transferred from Indices to Market Intelligence and historical reporting was retroactively revised to reflect the change.

[1]	Revenue for Ratings and expenses for Market Intelligence include an intersegment royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings.

[2]
Operating profit includes employee severance charges of $11 million for the three and six months ended June 30, 2019. Operating profit includes legal settlement expenses of $73 million for the three and six months ended June 30, 2018. Operating profit also includes amortization of intangibles from acquisitions of $1 million for the three and six months ended June 30, 2019 and 2018.

[3]
Operating profit includes employee severance charges of $1 million for the three and six months ended June 30, 2019. Operating profit also includes amortization of intangibles from acquisitions of $19 million and $18 million for the three months ended June 30, 2019 and 2018, respectively, and $37 million and $36 million for the six months ended June 30, 2019 and 2018, respectively.

[4]
Operating profit includes employee severance charges of $1 million for the three and six months ended June 30, 2019. Operating profit also includes amortization of intangibles from acquisitions of $3 million and $4 million for the three months ended June 30, 2019 and 2018, respectively, and $7 million and $9 million for the six months ended June 30, 2019 and 2018, respectively.

[5]
Operating profit for includes amortization of intangibles from acquisitions of $1 million for the three months ended June 30, 2019 and 2018 and $3 million for the six months ended June 30, 2019 and 2018.

[6]
Operating loss includes Kensho retention related expenses of $5 million and $12 million for the three months ended June 30, 2019 and 2018, respectively, and $11 million and $12 million for the six months ended June 30, 2019 and 2018, respectively. Operating loss includes employee severance charges of $7 million and a lease impairment of $5 million for the three and six months ended June 30, 2019. Operating loss also includes amortization of intangibles from acquisitions of $7 million and $14 million for the three and six months months ended June 30, 2019, respectively, and $8 million for the three and six months ended June 30, 2018.
The following table presents our revenue disaggregated by revenue type:

(in millions)	Ratings	Market Intelligence	Platts	Indices	Corporate	Intersegment Elimination [1]	Total

	Three Months Ended June 30, 2019
Subscription	$—	$471	$195	$40	$—	$—	$706
Non-transaction	372	—	—	—	—	(32)	340
Non-subscription / Transaction	429	12	3	—	—	—	444
Asset-linked fees	—	4	—	159	—	—	163
Sales usage-based royalties	—	—	15	36	—	—	51
Total revenue	$801	$487	$213	$235	$—	$(32)	$1,704

Timing of revenue recognition
Services transferred at a point in time	$429	$12	$3	$—	$—	$—	$444
Services transferred over time	372	475	210	235	—	(32)	1,260
Total revenue	$801	$487	$213	$235	$—	$(32)	$1,704

	Six Months Ended June 30, 2019
Subscription	$—	$939	$386	$80		$—	$1,405
Non-transaction	737	—	—	—	—	(63)	674
Non-subscription / Transaction	760	21	5	—	—	—	786
Asset-linked fees	—	9	—	302	—	—	311
Sales usage-based royalties	—	—	29	70	—	—	99
Total revenue	$1,497	$969	$420	$452	$—	$(63)	$3,275

Timing of revenue recognition
Services transferred at a point in time	$760	$21	$5	$—	$—	$—	$786
Services transferred over time	737	948	415	452	—	(63)	2,489
Total revenue	$1,497	$969	$420	$452	$—	$(63)	$3,275

(in millions)	Ratings	Market Intelligence	Platts	Indices	Corporate	Intersegment Elimination [1]	Total

	Three Months Ended June 30, 2018
Subscription	$—	$431	$188	$34	$5	$—	$658
Non-transaction	378	—	—	—	—	(32)	346
Non-subscription / Transaction	397	13	4	—	—	—	414
Asset-linked fees	—	5	—	135	—	—	140
Sales usage-based royalties	—	—	13	38	—	—	51
Total revenue	$775	$449	$205	$207	$5	$(32)	$1,609

Timing of revenue recognition
Services transferred at a point in time	$397	$13	$4	$—	$—	$—	$414
Services transferred over time	378	436	201	207	5	(32)	1,195
Total revenue	$775	$449	$205	$207	$5	$(32)	$1,609

	Six Months Ended June 30, 2018
Subscription	$—	$856	$369	$64	$5	$—	$1,294
Non-transaction	757	—	—	—	—	(60)	697
Non-subscription / Transaction	766	23	6	—	—	—	795
Asset-linked fees	—	10	—	265	—	—	275
Sales usage-based royalties	—	—	26	89	—	—	115
Total revenue	$1,523	$889	$401	$418	$5	$(60)	$3,176

Timing of revenue recognition
Services transferred at a point in time	$766	$23	$6	$—	$—	$—	$795
Services transferred over time	757	866	395	418	5	(60)	2,381
Total revenue	$1,523	$889	$401	$418	$5	$(60)	$3,176

[1]	Intersegment eliminations primarily consists of a royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings.

The following provides revenue by geographic region for the periods ended June 30:

(in millions)	Three Months		Six Months
	2019	2018	2019	2018
U.S.	$1,023	$962	$1,966	$1,915
European region	415	402	788	782
Asia	177	158	346	314
Rest of the world	89	87	175	165
Total	$1,704	$1,609	$3,275	$3,176

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
Operating lease ROU assets and operating lease liabilities are recognized based on the present value of future minimum lease payments over the lease term at commencement date. Our future minimum based payments used to determine our lease liabilities include minimum based rent payments and escalations. As most of our leases do not provide an implicit rate, we use our estimated incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.
The following table provides information on the location and amounts of our leases on our consolidated balance sheet as of June 30, 2019:

(in millions)		June 30,
Balance Sheet Location		2019
Assets
Right of use assets	Lease right-of-use assets	$669
Liabilities
Other current liabilities	Current lease liabilities	109
Lease liabilities — non-current	Noncurrent lease liabilities	621

The components of lease expense for the periods ended June 30 are as follows:

(in millions)	Three Months	Six Months
	2019	2019
Operating lease cost	$41	$77
Sublease income	(4)	(8)
Total lease cost	$37	$69

Supplemental information related to leases for the periods ended June 30 are as follows:

(in millions)	Three Months	Six Months
	2019	2019
Cash paid for amounts included in the measurement for operating lease liabilities
Operating cash flows from operating leases	$36	$71

Right-of-use assets obtained in exchange for lease obligations
Operating leases	23	737

Weighted-average remaining lease term and discount rate for our operating leases as of June 30 are as follows:

2019
Weighted-average remaining lease term (years)	9.5
Weighted-average discount rate	3.93%

Maturities of lease liabilities for our operating leases are as follows:

(in millions)
2019 (Excluding the six months ended June 30, 2019)	$84
2020	122
2021	104
2022	89
2023	81
2024 and beyond	421
Total undiscounted lease payments	$901
Less: Imputed interest	171
Present value of lease liabilities	$730

Related Party Agreements

In March of 2018, the Company made a $20 million contribution to the S&P Global Foundation included in selling and general expenses.

In June of 2012, we entered into a license agreement (the "License Agreement") with the holder of S&P Dow Jones Indices LLC noncontrolling interest, CME Group, replacing the 2005 license agreement between Indices and CME Group. Under the terms of the License Agreement, S&P Dow Jones Indices LLC receives a share of the profits from the trading and clearing of CME Group's equity index products. During the three and six months ended June 30, 2019, S&P Dow Jones Indices LLC earned $30 million and $59 million, respectively, of revenue under the terms of the License Agreement. During the three and six months ended June 30, 2018, S&P Dow Jones Indices LLC earned $24 million and $55 million, respectively, of revenue under the terms of the License Agreement. The entire amount of this revenue is included in our consolidated statement of income and the portion related to the 27% noncontrolling interest is removed in net income attributable to noncontrolling interests.

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

In June of 2016, the FASB issued guidance that amends the measurement of credit losses on certain financial instruments by requiring the use of an expected loss methodology, which will result in more timely recognition of credit losses. The Company currently expects that the most notable impact of this guidance may relate to its processes around the assessment of the adequacy of its allowance for doubtful accounts on accounts receivable and the recognition of credit losses. The guidance is effective for reporting periods beginning after December 15, 2019. We do not expect this guidance to have a significant impact on our consolidated financial statements.

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

	Statement of Income
	Three Months Ended June 30, 2019
	(Unaudited)
(in millions)	S&P Global Inc.	Standard & Poor's Financial Services LLC	Non-Guarantor Subsidiaries	Eliminations	S&P Global Inc. Consolidated
Revenue	$208	$489	$1,047	$(40)	$1,704
Expenses:
Operating-related expenses	46	110	336	(40)	452
Selling and general expenses	51	83	253	—	387
Depreciation	10	4	7	—	21
Amortization of intangibles	—	—	31	—	31
Total expenses	107	197	627	(40)	891
Operating profit	101	292	420	—	813
Other income, net	(5)	—	(1)	—	(6)
Interest expense (income), net	40	—	(3)	—	37
Non-operating intercompany transactions	95	(20)	(1,234)	1,159	—
Income before taxes on income	(29)	312	1,658	(1,159)	782
(Benefit) provision for taxes on income	(3)	89	94	—	180
Equity in net income of subsidiaries	1,741	—	—	(1,741)	—
Net income	$1,715	$223	$1,564	$(2,900)	$602
Less: net income attributable to noncontrolling interests	—	—	—	(47)	(47)
Net income attributable to S&P Global Inc.	$1,715	$223	$1,564	$(2,947)	$555
Comprehensive income	$1,721	$223	$1,540	$(2,900)	$584

	Statement of Income
	Six Months Ended June 30, 2019
	(Unaudited)
(in millions)	S&P Global Inc.	Standard & Poor's Financial Services LLC	Non-Guarantor Subsidiaries	Eliminations	S&P Global Inc. Consolidated
Revenue	$409	$925	$2,018	$(77)	$3,275
Expenses:
Operating-related expenses	85	228	662	(77)	898
Selling and general expenses	75	163	517	—	755
Depreciation	22	6	13	—	41
Amortization of intangibles	—	—	63	—	63
Total expenses	182	397	1,255	(77)	1,757
Operating profit	227	528	763	—	1,518
Other expense (income), net	102	—	(5)	—	97
Interest expense (income), net	77	—	(4)	—	73
Non-operating intercompany transactions	191	(37)	(1,336)	1,182	—
Income before taxes on income	(143)	565	2,108	(1,182)	1,348
(Benefit) provision for taxes on income	(43)	159	177	—	293
Equity in net income of subsidiaries	2,247	—	—	(2,247)	—
Net income	$2,147	$406	$1,931	$(3,429)	$1,055
Less: net income attributable to noncontrolling interests	—	—	—	(90)	(90)
Net income attributable to S&P Global Inc.	$2,147	$406	$1,931	$(3,519)	$965
Comprehensive income	$2,235	$406	$1,935	$(3,430)	$1,146

	Statement of Income
	Three Months Ended June 30, 2018
	(Unaudited)
(in millions)	S&P Global Inc.	Standard & Poor's Financial Services LLC	Non-Guarantor Subsidiaries	Eliminations	S&P Global Inc. Consolidated
Revenue	$200	$463	$985	$(39)	$1,609
Expenses:
Operating-related expenses	43	107	330	(39)	441
Selling and general expenses	69	57	318	—	444
Depreciation	11	2	6	—	19
Amortization of intangibles	—	—	33	—	33
Total expenses	123	166	687	(39)	937
Operating profit	77	297	298	—	672
Other income, net	(6)	—	(5)	—	(11)
Interest expense (income), net	28	—	(2)	—	26
Non-operating intercompany transactions	86	(22)	(358)	294	—
Income before taxes on income	(31)	319	663	(294)	657
Provision for taxes on income	27	75	54	—	156
Equity in net income of subsidiaries	812	—	—	(812)	—
Net income	$754	$244	$609	$(1,106)	$501
Less: net income attributable to noncontrolling interests	—	—	—	(40)	(40)
Net income attributable to S&P Global Inc.	$754	$244	$609	$(1,146)	$461
Comprehensive income	$764	$244	$521	$(1,103)	$426

	Statement of Income
	Six Months Ended June 30, 2018
	(Unaudited)
(in millions)	S&P Global Inc.	Standard & Poor's Financial Services LLC	Non-Guarantor Subsidiaries	Eliminations	S&P Global Inc. Consolidated
Revenue	$391	$897	$1,962	$(74)	$3,176
Expenses:
Operating-related expenses	74	224	653	(74)	877
Selling and general expenses	108	143	568	—	819
Depreciation	20	4	16	—	40
Amortization of intangibles	—	—	57	—	57
Total expenses	202	371	1,294	(74)	1,793
Operating profit	189	526	668	—	1,383
Other income, net	(14)	—	(2)	—	(16)
Interest expense (income), net	66	1	(6)	—	61
Non-operating intercompany transactions	186	(43)	(1,454)	1,311	—
Income before taxes on income	(49)	568	2,130	(1,311)	1,338
Provision for taxes on income	13	146	144	—	303
Equity in net income of subsidiaries	2,324	—	—	(2,324)	—
Net income	$2,262	$422	$1,986	$(3,635)	$1,035
Less: net income attributable to noncontrolling interests	—	—	—	(84)	(84)
Net income attributable to S&P Global Inc.	$2,262	$422	$1,986	$(3,719)	$951
Comprehensive income	$2,251	$421	$1,932	$(3,635)	$969

	Balance Sheet
	June 30, 2019
	(Unaudited)
(in millions)	S&P Global Inc.	Standard & Poor's Financial Services LLC	Non-Guarantor Subsidiaries	Eliminations	S&P Global Inc. Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$556	$—	$1,325	$—	$1,881
Restricted cash	—	—	39	—	39
Accounts receivable, net of allowance for doubtful accounts	269	195	1,079	—	1,543
Intercompany receivable	585	2,330	3,281	(6,196)	—
Prepaid and other current assets	45	—	186	—	231
Total current assets	1,455	2,525	5,910	(6,196)	3,694
Property and equipment, net of accumulated depreciation	205	—	75	—	280
Right of use assets	404	2	263	—	669
Goodwill	261	—	3,251	7	3,519
Other intangible assets, net	—	—	1,453	—	1,453
Investments in subsidiaries	10,631	6	8,008	(18,645)	—
Intercompany loans receivable	137	—	1,137	(1,274)	—
Other non-current assets	208	43	320	(1)	570
Total assets	$13,301	$2,576	$20,417	$(26,109)	$10,185
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$100	$7	$107	$—	$214
Intercompany payable	5,107	55	1,034	(6,196)	—
Accrued compensation and contributions to retirement plans	108	27	134	—	269
Income taxes currently payable	18	—	70	—	88
Unearned revenue	268	259	1,182	—	1,709
Other current liabilities	187	20	212	—	419
Total current liabilities	5,788	368	2,739	(6,196)	2,699
Long-term debt	3,664	—	—	—	3,664
Lease liabilities — non-current	386	1	234	—	621
Intercompany loans payable	120	—	1,154	(1,274)	—
Pension and other postretirement benefits	162	—	68	—	230
Other non-current liabilities	131	76	304	—	511
Total liabilities	10,251	445	4,499	(7,470)	7,725
Redeemable noncontrolling interest	—	—	—	1,890	1,890
Equity:
Common stock	294	—	2,371	(2,371)	294
Additional paid-in capital	26	622	9,679	(9,537)	790
Retained income	14,569	1,509	4,353	(8,721)	11,710
Accumulated other comprehensive loss	(209)	—	(485)	43	(651)
Less: common stock in treasury	(11,630)	—	(1)	—	(11,631)
Total equity - controlling interests	3,050	2,131	15,917	(20,586)	512
Total equity - noncontrolling interests	—	—	1	57	58
Total equity	3,050	2,131	15,918	(20,529)	570
Total liabilities and equity	$13,301	$2,576	$20,417	$(26,109)	$10,185

	Balance Sheet
	December 31, 2018
(in millions)	S&P Global Inc.	Standard & Poor's Financial Services LLC	Non-Guarantor Subsidiaries	Eliminations	S&P Global Inc. Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$694	$—	$1,223	$—	$1,917
Restricted cash	—	—	41	—	41
Accounts receivable, net of allowance for doubtful accounts	163	109	1,177	—	1,449
Intercompany receivable	550	2,138	2,873	(5,561)	—
Prepaid and other current assets	58	3	136	—	197
Total current assets	1,465	2,250	5,450	(5,561)	3,604
Property and equipment, net of accumulated depreciation	192	—	78	—	270
Right of use assets	—	—	—	—	—
Goodwill	261	—	3,265	9	3,535
Other intangible assets, net	—	—	1,524	—	1,524
Investments in subsidiaries	8,599	6	8,030	(16,635)	—
Intercompany loans receivable	130	—	1,643	(1,773)	—
Other non-current assets	194	45	286	—	525
Total assets	$10,841	$2,301	$20,276	$(23,960)	$9,458
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$89	$15	$107	$—	$211
Intercompany payable	4,453	32	1,076	(5,561)	—
Accrued compensation and contributions to retirement plans	125	33	196	—	354
Income taxes currently payable	1	—	71	—	72
Unearned revenue	240	235	1,166	—	1,641
Other current liabilities	180	16	155	—	351
Total current liabilities	5,088	331	2,771	(5,561)	2,629
Long-term debt	3,662	—	—	—	3,662
Lease liabilities — non-current	—	—	—	—	—
Intercompany loans payable	114	—	1,659	(1,773)	—
Pension and other postretirement benefits	162	—	67	—	229
Other non-current liabilities	166	75	393	—	634
Total liabilities	9,192	406	4,890	(7,334)	7,154
Redeemable noncontrolling interest	—	—	—	1,620	1,620
Equity:
Common stock	294	—	2,279	(2,279)	294
Additional paid-in capital	72	618	9,784	(9,641)	833
Retained income	12,622	1,277	3,824	(6,439)	11,284
Accumulated other comprehensive loss	(299)	—	(489)	46	(742)
Less: common stock in treasury	(11,040)	—	(13)	12	(11,041)
Total equity - controlling interests	1,649	1,895	15,385	(18,301)	628
Total equity - noncontrolling interests	—	—	1	55	56
Total equity	1,649	1,895	15,386	(18,246)	684
Total liabilities and equity	$10,841	$2,301	$20,276	$(23,960)	$9,458

	Statement of Cash Flows
	Six Months Ended June 30, 2019
	(Unaudited)
(in millions)	S&P Global Inc.	Standard & Poor's Financial Services LLC	Non-Guarantor Subsidiaries	Eliminations	S&P Global Inc. Consolidated
Operating Activities:
Net income	$2,147	$406	$1,931	$(3,429)	$1,055
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	22	6	13	—	41
Amortization of intangibles	—	—	63	—	63
Provision for losses on accounts receivable	3	3	6	—	12
Deferred income taxes	4	1	7	—	12
Stock-based compensation	9	4	20	—	33
Pension settlement charge, net of taxes	85	—	—	—	85
Other	8	7	23	—	38
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(109)	(88)	102	—	(95)
Prepaid and other current assets	(1)	2	(43)	—	(42)
Accounts payable and accrued expenses	1	(13)	(62)	—	(74)
Unearned revenue	28	27	(55)	—	—
Accrued legal settlements	—	(1)	—	—	(1)
Other current liabilities	(57)	(3)	(23)	—	(83)
Net change in prepaid/accrued income taxes	33	—	—	—	33
Net change in other assets and liabilities	(26)	(4)	(37)		(67)
Cash provided by operating activities	2,147	347	1,945	(3,429)	1,010
Investing Activities:
Capital expenditures	(25)	(3)	(18)	—	(46)
Acquisitions, net of cash acquired	—	—	(4)	—	(4)
Changes in short-term investments	—	—	(3)	—	(3)
Cash used for investing activities	(25)	(3)	(25)	—	(53)
Financing Activities:
Dividends paid to shareholders	(281)	—	—	—	(281)
Distributions to noncontrolling interest holders, net	—	—	(59)	—	(59)
Repurchase of treasury shares	(644)	—	—	—	(644)
Exercise of stock options	29	—	2	—	31
Employee withholding tax on share-based payments and other	(53)	—	(2)	—	(55)
Intercompany financing activities	(1,311)	(344)	(1,774)	3,429	—
Cash used for financing activities	(2,260)	(344)	(1,833)	3,429	(1,008)
Effect of exchange rate changes on cash	—	—	13	—	13
Net change in cash, cash equivalents, and restricted cash	(138)	—	100	—	(38)
Cash, cash equivalents, and restricted cash at beginning of period	694	—	1,264	—	1,958
Cash, cash equivalents, and restricted cash at end of period	$556	$—	$1,364	$—	$1,920

	Statement of Cash Flows
	Six Months Ended June 30, 2018
	(Unaudited)
(in millions)	S&P Global Inc.	Standard & Poor's Financial Services LLC	Non-Guarantor Subsidiaries	Eliminations	S&P Global Inc. Consolidated
Operating Activities:
Net income	$2,262	$422	$1,986	$(3,635)	$1,035
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	20	4	16	—	40
Amortization of intangibles	—	—	57	—	57
Provision for losses on accounts receivable	—	1	9	—	10
Deferred income taxes	(86)	—	108		22
Stock-based compensation	14	8	24	—	46
Other	19	—	61	—	80
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(6)	(29)	54	—	19
Prepaid and other current assets	(20)	1	—	—	(19)
Accounts payable and accrued expenses	(48)	(68)	(101)	—	(217)
Unearned revenue	9	30	2	—	41
Accrued legal settlements		—	(29)	—	(29)
Other current liabilities	20	(4)	(85)	—	(69)
Net change in prepaid/accrued income taxes	24	1	(1)	—	24
Net change in other assets and liabilities	(27)	2	(112)	—	(137)
Cash provided by operating activities	2,181	368	1,989	(3,635)	903
Investing Activities:
Capital expenditures	(43)	(10)	(7)	—	(60)
Acquisitions, net of cash acquired	—	—	(246)	—	(246)
Changes in short-term investments	—	—	1	—	1
Cash used for investing activities	(43)	(10)	(252)	—	(305)
Financing Activities:
Proceeds from issuance of senior notes, net	489	—	—	—	489
Payments on senior notes	(403)	—	—	—	(403)
Dividends paid to shareholders	(253)	—	—	—	(253)
Distributions to noncontrolling interest holders, net	—	—	(78)	—	(78)
Purchase of CRISIL shares	—	—	(25)	—	(25)
Repurchase of treasury shares	(1,100)	—	—	—	(1,100)
Exercise of stock options	14	—	2	—	16
Employee withholding tax on share-based payments and other	(50)	—	—	—	(50)
Intercompany financing activities	(701)	(358)	(2,576)	3,635	—
Cash used for financing activities	(2,004)	(358)	(2,677)	3,635	(1,404)
Effect of exchange rate changes on cash	1	—	(39)	—	(38)
Net change in cash, cash equivalents, and restricted cash	135	—	(979)	—	(844)
Cash, cash equivalents, and restricted cash at beginning of period	632	—	2,147	—	2,779
Cash, cash equivalents, and restricted cash at end of period	$767	$—	$1,168	$—	$1,935

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

The following Management's Discussion and Analysis (“MD&A”) provides a narrative of the results of operations and financial condition of S&P Global Inc. (together with its consolidated subsidiaries, "S&P Global," the “Company,” “we,” “us” or “our”) for the three and six months ended June 30, 2019. The MD&A should be read in conjunction with the consolidated financial statements, accompanying notes and MD&A included in our Form 10-K for the year ended December 31, 2018 (our “Form 10-K”), which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The MD&A includes the following sections:

•	Overview

•	Results of Operations — Comparing the Three and Six Months Ended June 30, 2019 and 2018

•	Liquidity and Capital Resources

•	Reconciliation of Non-GAAP Financial Information

•	Critical Accounting Estimates

•	Recently Issued or Adopted Accounting Standards

•	Forward-Looking Statements

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
Key results for the periods ended June 30 are as follows:

(in millions, except per share amounts)	Three Months			Six Months
	2019	2018	% Change [1]	2019	2018	% Change [1]
Revenue	$1,704	$1,609	6%	$3,275	$3,176	3%
Operating profit [2]	$813	$672	21%	$1,518	$1,383	10%
Operating margin %	48%	42%		46%	44%
Diluted earnings per share from net income	$2.24	$1.82	23%	$3.89	$3.75	4%

[1]	% changes in the tables throughout the MD&A are calculated off of the actual number, not the rounded number presented.
2 Operating profit for the three and six months ended June 30, 2019 includes employee severance charges of $20 million and a lease impairment of $5 million. Additionally, operating profit for the three and six months ended June 30, 2019 includes Kensho retention related expense of $5 million and $11 million, respectively. Operating profit for the three and six months ended June 30, 2018 includes legal settlement expenses of $73 million and Kensho retention related expense of $12 million. Operating profit also includes amortization of intangibles from acquisitions of $31 million and $63 million for the three and six months ended June 30, 2019, respectively and $33 million and $57 million for the three and six months ended June 30, 2018, respectively.

Three Months

Revenue increased 6% driven by increases at all of our reportable segments. Revenue growth at Market Intelligence was driven by annualized contract value growth in Credit Risk Solutions, Data Management Solutions and the Market Intelligence Desktop products. The increase at Ratings was driven by higher corporate bond ratings revenue, partially offset by lower bank loan ratings revenue. Revenue growth at Indices was favorably impacted by the buyout of the balance of intellectual property rights in a family of indices from one of our co-marketing and index development partners in the fourth quarter of 2018, a benefit related to a recent contract renegotiation, and a retrospective fee for previously unidentified index usage. The increase at Platts was primarily due to continued demand for market data and price assessment products. Foreign exchange rates had an unfavorable impact of 1 percentage point.

Operating profit increased 21%, with a favorable impact from foreign exchange rates of 1 percentage point. Excluding the impact of higher legal settlement expenses in 2018 of 13 percentage points, higher Kensho retention related expense in 2018 of 1 percentage point, partially offset by the unfavorable impact of higher employee severance charges in 2019 of 3 percentage points and a lease impairment charge in 2019 of 1 percentage point, operating profit increased 11%. The increase was primarily due to revenue growth at all of our reportable segments, partially offset by higher technology costs and higher compensation costs driven by annual merit increases and additional headcount.

Six Months

Revenue increased 3% driven by increases at Market Intelligence, Indices and Platts, partially offset by a decrease at Ratings. The increase at Market Intelligence was driven by annualized contract value growth in the Market Intelligence Desktop, Credit Risk Solutions and Data Management Solutions products. Revenue growth at Indices was favorably impacted by the buyout of the balance of intellectual property rights in a family of indices from one of our co-marketing and index development partners in the fourth quarter of 2018, a benefit related to a recent contract renegotiation, and a retrospective fee for previously unidentified index usage. The increase at Platts was primarily due to continued demand for market data and price assessment products. These increases were partially offset by a decrease at Ratings driven by lower bank loan ratings revenue, partially offset by higher corporate bond ratings revenue. Foreign exchange rates had an unfavorable impact of 1 percentage point.

Operating profit increased 10%, with a favorable impact from foreign exchange rates of 1 percentage point. Excluding the impact of higher legal settlement expenses in 2018 of 6 percentage points, partially offset by the unfavorable impact of higher employee severance charges in 2019 of 2 percentage points, operating profit increased 6%. The increase was primarily due to revenue growth at Market Intelligence, Indices and Platts, and decreased expenses driven by a $20 million reduction in contributions made to the S&P Global Foundation in 2018. These increases to operating profit were partially offset by a decrease in revenue at Ratings, increased expenses in 2019 from the acquisition of Kensho in April of 2018, higher technology costs and higher compensation costs driven by annual merit increases and additional headcount.

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

RESULTS OF OPERATIONS — COMPARING THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

Consolidated Review

(in millions)	Three Months			Six Months
	2019	2018	% Change	2019	2018	% Change
Revenue	$1,704	$1,609	6%	$3,275	$3,176	3%
Total Expenses:
Operating-related expenses	452	441	3%	898	877	2%
Selling and general expenses	387	444	(13)%	755	819	(8)%
Depreciation and amortization	52	52	(1)%	104	97	7%
Total expenses	891	937	(5)%	1,757	1,793	(2)%
Operating profit	813	672	21%	1,518	1,383	10%
Other expense (income), net	(6)	(11)	45%	97	(16)	N/M
Interest expense, net	37	26	41%	73	61	21%
Provision for taxes on income	180	156	15%	293	303	(4)%
Net income	602	501	20%	1,055	1,035	2%
Less: net income attributable to noncontrolling interests	(47)	(40)	(15)%	(90)	(84)	(7)%
Net income attributable to S&P Global Inc.	$555	$461	21%	$965	$951	1%

Revenue

The following table provides consolidated revenue information for the periods ended June 30:

(in millions)	Three Months			Six Months
	2019	2018	% Change	2019	2018	% Change
Revenue	$1,704	$1,609	6%	$3,275	$3,176	3%

Subscription revenue	$706	$658	8%	$1,405	$1,294	9%
Non-transaction revenue	340	346	(2)%	674	697	(3)%
Non-subscription / transaction revenue	444	414	7%	786	795	(1)%
Asset-linked fees	163	140	16%	311	275	13%
Sales usage-based royalties	51	51	(1)%	99	115	(14)%

% of total revenue:
Subscription revenue	41%	41%		43%	41%
Non-transaction revenue	20%	21%		21%	22%
Non-subscription / transaction revenue	26%	26%		24%	25%
Asset-linked fees	10%	9%		9%	9%
Sales usage-based royalties	3%	3%		3%	3%

U.S. revenue	$1,023	$962	6%	$1,966	$1,915	3%
International revenue:
European region	415	402	3%	788	782	1%
Asia	177	158	12%	346	314	10%
Rest of the world	89	87	2%	175	165	6%
Total international revenue	$681	$647	5%	$1,309	$1,261	4%
% of total revenue:
U.S. revenue	60%	60%		60%	60%
International revenue	40%	40%		40%	40%

Three Months

Subscription revenue increased primarily from growth in Market Intelligence's average contract values and continued demand for Platt's proprietary content. Higher data subscription revenue at Indices also contributed to subscription revenue growth. Non-transaction revenue decreased at Ratings primarily due to a decrease at CRISIL, lower entity credit ratings revenue and a decline in Ratings Evaluation Service ("RES") activity. Non-subscription / transaction revenue increased driven by higher corporate bond ratings revenue, partially offset by lower bank loan ratings revenue at Ratings. Asset-linked fees was favorably impacted by the buyout of the balance of intellectual property rights in a family of indices from one of our co-marketing and index development partners in the fourth quarter of 2018, a benefit related to a recent contract renegotiation, and a retrospective fee for previously unidentified index usage. Additionally, asset linked fees increased due to the impact of higher levels of assets under management for mutual funds and ETFs at Indices. See “Segment Review” below for further information.

The unfavorable impact of foreign exchange rates reduced revenue by 1 percentage point. This impact refers to constant currency comparisons estimated by recalculating current year results of foreign operations using the average exchange rate from the prior year.

Six Months

Subscription revenue increased primarily from growth in Market Intelligence's average contract values and continued demand for Platt's proprietary content. Higher data subscription revenue at Indices also contributed to subscription revenue growth. Non-transaction revenue decreased at Ratings primarily due to a decrease at CRISIL, a decline in RES activity and lower entity credit ratings revenue. Non-subscription / transaction revenue decreased driven by a decline in bank loan ratings revenue, partially offset by an increase in corporate bond ratings revenue at Ratings. Asset-linked fees was favorably impacted by the buyout of the balance of intellectual property rights in a family of indices from one of our co-marketing and index development partners in the fourth quarter of 2018, a benefit related to a recent contract renegotiation, and a retrospective fee for previously unidentified index usage. Additionally, asset linked fees increased due to the impact of higher levels of assets under management for mutual funds and ETFs at Indices. The decline in sales-usage based royalties was driven by lower exchange-traded derivative volumes at Indices. See “Segment Review” below for further information.

The unfavorable impact of foreign exchange rates reduced revenue by 1 percentage point. This impact refers to constant currency comparisons estimated by recalculating current year results of foreign operations using the average exchange rate from the prior year.

Total Expenses

The following tables provide an analysis by segment of our operating-related expenses and selling and general expenses for the periods ended June 30:

Three Months

(in millions)	2019		2018		% Change
	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses
Ratings [1]	$213	$123	$217	$181	(2)%	(32)%
Market Intelligence [2]	173	142	165	133	5%	7%
Platts [3]	54	47	51	50	6%	(6)%
Indices [4]	36	35	33	35	9%	3%
Intersegment eliminations [5]	(32)	—	(32)	—	(1)%	N/M
Total segments	444	347	434	399	2%	(13)%
Corporate Unallocated expense [6]	8	40	7	45	17%	(12)%
Total	$452	$387	$441	$444	3%	(13)%
N/M - not meaningful

[1]	In 2019, selling and general expenses include employee severance charges of $11 million. In 2018, selling and general expenses include legal settlement expenses of $73 million.

[2]	In 2019, selling and general expenses include employee severance charges of $1 million.

[3]	In 2019, selling and general expenses include employee severance charges of $1 million.

[4]	In 2019, selling and general expenses include employee severance charges of $1 million.

[5]	Intersegment eliminations primarily relate to a royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings.
6 In 2019, selling and general expenses include employee severance charges of $7 million and a lease impairment of $5 million. In 2019 and 2018, selling and general expenses include Kensho retention related expense of $5 million and $12 million, respectively.

Operating-Related Expenses

Operating-related expenses increased 3% driven by increases at Market Intelligence, Indices and Platts, partially offset by a decrease at Ratings. The increase at Market Intelligence was primarily due to higher technology costs and an increase in intersegment royalties tied to annualized contract value growth. The increase at Indices was primarily related to increased costs to support revenue growth and business initiatives and higher compensation costs. Platts increased due to higher compensation costs primarily related to annual merit increases and higher technology costs. These increases were partially offset by a decrease at Ratings driven by lower professional fees, partially offset by an increase in costs related to the development of a global center for technology talent in India.

Intersegment eliminations primarily relate to a royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings.

Selling and General Expenses

Selling and general expenses decreased 13%. Excluding the impact of legal settlement expenses in 2018 of 16 percentage points and higher Kensho retention related expense in 2018 of 2 percentage points, partially offset by the unfavorable impact of higher employee severance charges in 2019 of 5 percentage points and a lease impairment in 2019 of 1 percentage point, selling and general expenses decreased 1%. This decrease was primarily driven by a reduction in professional fees, a decrease in expenses at Kensho and lower expenses at Platts driven by the favorable impact of foreign exchange rates. These decreases were partially offset by increases at Market Intelligence and Ratings primarily due to higher technology costs.

Depreciation and Amortization

Depreciation and amortization was $52 million for the three months ended June 30, 2019, decreasing 1% compared to the three months ended June 30, 2018.

Six Months

(in millions)	2019		2018		% Change
	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses
Ratings [1]	$422	$239	$432	$297	(2)%	(20)%
Market Intelligence [2]	342	287	335	267	2%	8%
Platts[3]	109	98	100	101	9%	(3)%
Indices[4]	69	67	63	66	9%	4%
Intersegment eliminations [5]	(63)	—	(60)	—	(4)%	N/M
Total segments	879	691	870	731	1%	(5)%
Corporate Unallocated expense [6]	19	64	7	88	N/M	(28)%
Total	$898	$755	$877	$819	2%	(8)%

[1]	In 2019, selling and general expenses include employee severance charges of $11 million. In 2018, selling and general expenses include legal settlement expenses of $73 million.

[2]	In 2019, selling and general expenses include employee severance charges of $1 million.

[3]	In 2019, selling and general expenses include employee severance charges of $1 million.

[4]	In 2019, selling and general expenses include employee severance charges of $1 million.

[5]	Intersegment eliminations primarily relate to a royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings.
6 In 2019, selling and general expenses include employee severance charges of $7 million and a lease impairment of $5 million. In 2019 and 2018, selling and general expenses include Kensho retention related expense of $11 million and $12 million, respectively.

Operating-Related Expenses

Operating-related expenses increased 2% driven by the acquisition of Kensho in April of 2018 and increases at Platts, Market Intelligence and Indices, partially offset by a decrease at Ratings. Platts increased due to higher compensation costs primarily related to annual merit increases and higher technology costs. The increase at Market Intelligence was primarily due to higher technology costs and an increase in intersegment royalties tied to annualized contract value growth.The increase at Indices was primarily related to increased costs to support revenue growth and business initiatives and higher compensation costs. These increases were partially offset by a decrease at Ratings driven by lower professional fees and decreased compensation costs due to decreased headcount from attrition and prior year restructuring actions, partially offset by an increase in costs related to the development of a global center for technology talent in India.

Intersegment eliminations primarily relate to a royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings.

Selling and General Expenses

Selling and general expenses decreased 8%. Excluding the impact of legal settlement expenses in 2018 of 9 percentage points, partially offset by the unfavorable impact of higher employee severance charges in 2019 of 2 percentage points and a lease impairment charge in 2019 of 1 percentage point, selling and general expenses decreased 2%. This decrease was primarily driven by a $20 million contribution made by the Company to the S&P Global Foundation in 2018, partially offset by an increase at Market Intelligence due to higher technology and compensation costs.

Depreciation and Amortization

Depreciation and amortization increased 7% compared to the six months ended June 30, 2018 due to an increase in amortization expense primarily from the acquisition of Kensho in April of 2018.

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
The table below reconciles segment operating profit to total operating profit for the periods ended June 30:

Three Months

(in millions)	2019	2018	% Change
Ratings [1]	$455	$369	23%
Market Intelligence [2]	147	127	15%
Platts [3]	107	98	9%
Indices [4]	162	137	19%
Total segment operating profit	871	731	19%
Corporate Unallocated [5]	(58)	(59)	1%
Total operating profit	$813	$672	21%

1 2019 includes employee severance charges of $11 million and 2018 includes legal settlement expenses of $73 million. 2019 and 2018 include amortization of intangibles from acquisitions of $1 million.

[2]	2019 includes employee severance charges of $1 million. 2019 and 2018 include amortization of intangibles from acquisitions of $19 million and $18 million, respectively.

[3]	2019 includes employee severance charges of $1 million. 2019 and 2018 include amortization of intangibles from acquisitions of $3 million and $4 million, respectively.

[4]	2019 and 2018 include amortization of intangibles from acquisitions of $1 million.

[5]
2019 includes employee severance charges of $7 million, Kensho retention related expense of $5 million, a lease impairment charge of $5 million and amortization of intangibles from acquisitions of $7 million. 2018 includes Kensho retention related expense of $12 million and amortization of intangibles from acquisitions of $8 million.

Segment Operating Profit — Increased 19% as compared to 2018. Excluding the impact of higher legal settlement expenses in 2018 of 11 percentage points, partially offset by the unfavorable impact of higher employee severance charges in 2019 of 2 percentage points, operating profit increased 10%. The increase was primarily due to an increase in revenue at all of our reportable segments, partially offset by increased costs at Market Intelligence and Indices. See “Segment Review” below for further information.

Corporate Unallocated — Corporate Unallocated includes costs for corporate functions, select initiatives, unoccupied office space and Kensho, included in selling and general expenses, and Kensho revenue in 2018. Corporate Unallocated improved 1% compared to 2018. Excluding the unfavorable impact of higher employee severance charges in 2019 of 18 percentage points, a lease impairment charge in 2019 of 14 percentage points, partially offset by the favorable impact of lower Kensho retention related expense in 2019 of 19 percentage points and lower deal-related amortization in 2019 of 4 percentage points, Corporate Unallocated improved 10% driven by a reduction in professional fees.

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

Six Months

(in millions)	2019	2018	% Change
Ratings [1]	$818	$777	5%
Market Intelligence [2]	292	238	22%
Platts [3]	201	188	7%
Indices [4]	311	285	9%
Total segment operating profit	1,622	1,488	9%
Corporate Unallocated [5]	(104)	(105)	—%
Total operating profit	$1,518	$1,383	10%

[1]	2019 includes employee severance charges of $11 million and 2018 includes legal settlement expenses of $73 million. 2019 and 2018 include amortization of intangibles from acquisitions of $1 million.

[2]	2019 includes employee severance charges of $1 million. 2019 and 2018 include amortization of intangibles from acquisitions of $37 million and $36 million, respectively.

[3]	2019 includes employee severance charges of $1 million. 2019 and 2018 include amortization of intangibles from acquisitions of $7 million and $9 million, respectively.

[4]	2019 and 2018 include amortization of intangibles from acquisitions of $3 million.

[5]
2019 includes Kensho retention related expense of $11 million, employee severance charges of $7 million, a lease impairment charge of $5 million and amortization of intangibles from acquisitions of $14 million. 2018 includes Kensho retention related expense of $12 million and amortization of intangibles from acquisitions of $8 million.

Segment Operating Profit — Increased 9% as compared to 2018. Excluding the impact of higher legal settlement expenses in 2018 of 5 percentage points, partially offset by the unfavorable impact of higher employee severance charges in 2019 of 1 percentage point, operating profit increased 5% primarily driven by revenue increases at Market Intelligence, Indices and Platts, partially offset by a decrease in revenue at Ratings. This increase was partially offset by increased costs at Market Intelligence, Indices and Platts. See “Segment Review” below for further information.

Corporate Unallocated — Corporate Unallocated includes costs for corporate functions, select initiatives, unoccupied office space and Kensho, included in selling and general expenses, and Kensho revenue in 2018. Corporate Unallocated remained relatively unchanged compared to 2018. Excluding the unfavorable impact of higher employee severance charges in 2019 of 8 percentage points, higher deal-related amortization in 2019 of 8 percentage points and a lease impairment charge of 5 percentage points, corporate unallocated improved 21% driven by a $20 million contribution made by the Company to the S&P Global Foundation in 2018.

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

Other (Income) Expense, net

Other (income) expense, net primarily includes the net periodic benefit cost for our retirement and post retirement plans. Other income, net was $6 million and $11 million for the three months ended June 30, 2019 and 2018, respectively, primarily due to a gain on investment in 2018 of $3 million that did not recur in 2019. During the first quarter of 2019, the Company purchased a group annuity contract under which an insurance company assumed the Company’s obligation to pay pension benefits to approximately 4,600 retirees and beneficiaries. This purchase eliminates all future investment or mortality risk associated with these retirees. The purchase of this group annuity contract was funded with pension plan assets.  As a result, the Company’s outstanding pension benefit obligation was reduced by approximately $370 million, representing approximately 24% of the total obligations of the Company’s qualified pension plans. In connection with this transaction, the Company recorded a pre-tax settlement charge of $113 million, reflecting the accelerated recognition of a portion of unamortized actuarial losses in the plan. Other expense, net was $97 million for the first six months of 2019 and other income, net was $16 million for the first six months of 2018. Excluding this pension settlement charge, other income, net remained unchanged at $16 million for six months ended June 30, 2019 and 2018.

Interest Expense, net

Net interest expense increased compared to the three and six months ended June 30, 2018 driven by the release of reserves for accrued interest in 2018 related to the resolution of various tax audits.

Provision for Income Taxes

The effective income tax rate was 23.0% and 21.7% for the three and six months ended June 30, 2019, respectively, and 23.8% and 22.7% for the three and six months ended June 30, 2018, respectively. The decrease in 2019 was primarily due to the recognition of excess tax benefits associated with share-based payments in the statement of income.

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

Non-transaction revenue primarily includes fees for surveillance of a credit rating, annual fees for customer relationship-based pricing programs, fees for entity credit ratings and global research and analytics. Non-transaction revenue also includes an intersegment royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings. Royalty revenue was $29 million and $58 million for the three and six months ended June 30, 2019, respectively, and $26 million and $52 million for the three and six June 30, 2018, respectively.

The following table provides revenue and segment operating profit information for the periods ended June 30:

(in millions)	Three Months			Six Months
	2019	2018	% Change	2019	2018	% Change
Revenue	$801	$775	3%	$1,497	$1,523	(2)%

Transaction revenue	$429	$397	8%	$760	$766	(1)%
Non-transaction revenue	$372	$378	(1)%	$737	$757	(3)%
% of total revenue:
Transaction revenue	54%	51%		51%	50%
Non-transaction revenue	46%	49%		49%	50%

U.S. revenue	$454	$444	2%	$852	$866	(2)%
International revenue	$347	$331	5%	$645	$657	(2)%
% of total revenue:
U.S. revenue	57%	57%		57%	57%
International revenue	43%	43%		43%	43%

Operating profit [1]	$455	$369	23%	$818	$777	5%
Operating margin %	57%	48%		55%	51%

[1]
Operating profit for the three and six months ended June 30, 2019 includes employee severance charges of $11 million. Operating profit for the three and six months ended June 30, 2018 includes legal settlement expenses of $73 million. Operating profit also includes amortization of intangibles from acquisitions of $1 million for the three and six months ended June 30, 2019 and 2018.

Three Months

Revenue increased 3%, with a 2 percentage point unfavorable impact from foreign exchange rates. Transaction revenue increased due to higher corporate bond ratings revenue primarily driven by increased U.S. high-yield corporate bond issuance volumes. This increase was partially offset by lower bank loan ratings mainly driven by reduced issuance volumes in the U.S. Non-transaction revenue decreased due to a decrease at CRISIL, primarily within the risk and analytics sector, lower entity credit ratings revenue and a decline in Ratings Evaluation Service activity, partially offset by an increase in surveillance fees and royalty revenue. Transaction and non-transaction revenue benefited from improved contract terms across product categories.

Operating profit increased 23%, with a 3 percentage point unfavorable impact from foreign exchange rates. Excluding the impact of higher legal settlement expenses in 2018 of 21 percentage points, partially offset by the unfavorable impact of higher employee severance charges in 2019 of 3 percentage points, operating profit increased 5%. This increase was primarily due to the increase in revenue discussed above, partially offset by the unfavorable impact of foreign exchange rates. Expenses remained relatively flat as higher costs related to the development of a global center for technology in India were offset by lower incentive costs, lower professional fees and a reduction in legal expenses.

Six Months

Revenue decreased 2%, with a 2 percentage point unfavorable impact from foreign exchange rates. Non-transaction revenue decreased due to a decrease at CRISIL, primarily within the risk and analytics sector, a decline in Ratings Evaluation Service activity and lower entity credit ratings revenue, partially offset by an increase royalty revenue and surveillance fees. Transaction revenue decreased due to lower bank loan ratings revenue mainly driven by reduced issuance volumes in the U.S., partially offset by higher corporate bond ratings revenue primarily driven by increased U.S. high-yield corporate bond issuance volumes. Additionally, transaction revenue was unfavorably impacted by a decrease in structured finance revenue driven by decreased collateralized loan obligations ("CLO") and asset-backed securities issuance. Transaction and non-transaction revenue benefited from improved contract terms across product categories.

Operating profit increased 5%, with a 2 percentage point unfavorable impact from foreign exchange rates. Excluding the impact of higher legal settlement expenses in 2018 of 9 percentage points, partially offset by the unfavorable impact of higher employee severance charges in 2019 of 1 percentage point, operating profit decreased 2%.This decrease was primarily due to the decrease in revenue discussed above and an increase in costs related to the development of a global center for technology in India, partially offset by lower professional service fees, a reduction in legal expenses and lower incentive costs.

Market Issuance Volumes

We monitor market issuance volumes regularly within Ratings. Market issuance volumes noted within the discussion that follows are based on where an issuer is located or where the assets associated with an issue are located. Structured Finance issuance includes amounts when a transaction closes, not when initially priced and excludes domestically-rated Chinese issuance. The following tables depict changes in issuance levels as compared to the prior year based on data from SDC Platinum for Corporate bond issuance and based on a composite of external data feeds and Ratings' internal estimates for Structured Finance issuance.

	Second Quarter Compared to Prior Year			Year-to-Date Compared to Prior Year
Corporate Bond Issuance *	U.S.	Europe	Global	U.S.	Europe	Global
High-yield issuance	41%	(4)%	27%	21%	(15)%	12%
Investment-grade issuance	5%	(17)%	(4)%	1%	(13)%	(1)%
Total issuance	10%	(15)%	(1)%	4%	(14)%	—%

*	Includes Industrials and Financial Services.

•
Corporate issuance in the U.S. was up in the quarter and first half of 2019 driven by a strong double-digit increase in high-yield issuance. Accommodating views from the U.S. Federal Reserve regarding interest rates throughout 2019 moved investors toward more fixed-rate debt. M&A activity was a driver of large financing transactions that contributed to increased investment-grade issuance in the quarter. The decline in corporate issuance in Europe for the quarter and year-to-date was mainly driven by uncertainty in the European markets primarily related to Brexit.

	Second Quarter Compared to Prior Year			Year-to-Date Compared to Prior Year
Structured Finance Issuance	U.S.	Europe	Global	U.S.	Europe	Global
Asset-backed securities (“ABS”)	(1)%	(19)%	—%	(12)%	(31)%	(10)%
Structured credit	(51)%	(33)%	(48)%	(46)%	(36)%	(44)%
Commercial mortgage-backed securities (“CMBS”)	18%	4%	17%	(2)%	(35)%	(5)%
Residential mortgage-backed securities (“RMBS”)	28%	23%	45%	44%	(16)%	27%
Covered bonds	*	4%	—%	*	22%	15%
Total issuance	(19)%	(1)%	(7)%	(19)%	2%	(7)%

*	Represents no activity in 2019 and 2018.

•
ABS issuance was down in the U.S. for the quarter driven by a decline in credit card transactions. ABS issuance in the U.S. for the first half of the year was down reflecting a decline in student loan transactions in the first quarter of 2019. ABS issuance was down in Europe for the quarter driven by a decline in auto transactions. ABS issuance was down in Europe for the first half of the year also reflecting uncertainty caused by regulation introducing a new framework for simple, transparent and standardized ("STS") securitizations effective January 1, 2019.

•	Issuance was down in the U.S and European structured credit markets driven by a decline in CLO transactions.

•
CMBS issuance was up in the U.S. and Europe in the quarter reflecting increased market volume. CMBS issuance for the first half of the year was down reflecting decreased market volume in the first quarter of 2019.

•
RMBS issuance was up in the U.S. and Europe in the quarter reflecting increased market volume primarily driven by nonqualified mortgages. RMBS issuance was down in Europe for the first half of the year reflecting uncertainty caused by regulations introducing a new framework for STS securitizations effective January 1, 2019.

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

The following table provides revenue and segment operating profit information for the periods ended June 30:

(in millions)	Three Months			Six Months
	2019	2018	% Change	2019	2018	% Change
Revenue	$487	$449	8%	$969	$889	9%

Subscription revenue	$471	$431	9%	$939	$856	10%
Non-subscription revenue	$12	$13	(9)%	$21	$23	(5)%
Asset-linked fees	$4	$5	(18)%	$9	$10	(11)%
% of total revenue:
Subscription revenue	97%	96%		97%	96%
Non-subscription revenue	2%	3%		2%	3%
Asset-linked fees	1%	1%		1%	1%

U.S. revenue	$306	$285	7%	$611	$576	6%
International revenue	$181	$164	11%	$358	$313	15%
% of total revenue:
U.S. revenue	63%	63%		63%	65%
International revenue	37%	37%		37%	35%

Operating profit [1]	$147	$127	15%	$292	$238	22%
Operating margin %	30%	28%		30%	27%
Note - In the fourth quarter of 2018, Trucost was transferred from Indices to Market Intelligence and historical reporting was retroactively revised to reflect the change.

[1]
Operating profit for the three and six months ended June 30, 2019 includes employee severance charges of $1 million. Operating profit includes amortization of intangibles from acquisitions of $19 million and $18 million for the three months ended June 30, 2019 and 2018, respectively, and $37 million and $36 million for the six months ended June 30, 2019 and 2018, respectively.

Three Months

Revenue increased 8%, with a 1 percentage point unfavorable impact from foreign exchange rates. Revenue increased primarily driven by growth in annualized contract values in RatingsXpress® and RatingsDirect®, certain of our Data feed products and CUSIP within Data Management Solutions and the Market Intelligence Desktop products. Revenue growth at Data Management Solutions, Credit Risk Solutions and Desktop was 15%, 12% and 4%, respectively.

Operating profit increased 15%, with a 7 percentage point favorable impact from foreign exchange rates. Excluding the impact of employee severance charges and amortization of intangibles from acquisitions of 1 percentage point, operating profit increased 14%. The increase was primarily due to revenue growth, partially offset by an increase in technology costs, higher compensation costs primarily driven by additional headcount and an increase in intersegment royalties tied to annualized contract value growth.

Six Months

Revenue increased 9% primarily driven by growth in annualized contract values in the Market Intelligence Desktop products, RatingsXpress® and RatingsDirect® and certain of our Data feed products and CUSIP within Data Management Solutions. Revenue growth at Data Management Solutions, Credit Risk Solutions and Desktop was 13%, 11% and 6%, respectively. Foreign exchange rates had an unfavorable impact of less than one percentage point.

Operating profit increased 22%, with a 5 percentage point favorable impact from foreign exchange rates. Excluding the impact of employee severance charges of 1 percentage point and amortization of intangibles from acquisitions of 1 percentage point, operating profit increased 20%. The increase was primarily due to revenue growth, partially offset by an increase in technology costs, higher compensation costs primarily driven by additional headcount and an increase in intersegment royalties tied to annualized contract value growth.

Platts

Platts is the leading independent provider of information and benchmark prices for the commodity and energy markets. Platts provides essential price data, analytics, and industry insight enabling the commodity and energy markets to perform with greater transparency and efficiency.

Platts' revenue is generated primarily through the following sources:

•	Subscription revenue — primarily from subscriptions to our real-time news, market data and price assessments, along with other information products;

•	Sales usage-based royalties — primarily from licensing of our proprietary market price data and price assessments to commodity exchanges; and

•	Non-subscription revenue — conference sponsorship, consulting engagements, and events.
The following table provides revenue and segment operating profit information for the periods ended June 30:

(in millions)	Three Months			Six Months
	2019	2018	% Change	2019	2018	% Change
Revenue	$213	$205	4%	$420	$401	5%

Subscription revenue	$195	$188	4%	$386	$369	5%
Sales usage-based royalties	$15	$13	12%	$29	$26	10%
Non-subscription revenue	$3	$4	(18)%	$5	$6	(15)%
% of total revenue:
Subscription revenue	92%	92%		92%	92%
Sales usage-based royalties	7%	6%		7%	6%
Non-subscription revenue	1%	2%		1%	2%

U.S. revenue	$71	$71	1%	$141	$140	—%
International revenue	$142	$134	6%	$279	$261	7%
% of total revenue:
U.S. revenue	33%	34%		33%	35%
International revenue	67%	66%		67%	65%

Operating profit [1]	$107	$98	9%	$201	$188	7%
Operating margin %	50%	48%		48%	47%

[1]
Operating profit for the three and six months ended June 30, 2019 includes employee severance charges of $1 million. Operating profit includes amortization of intangibles from acquisitions of $3 million and $4 million, for the three months ended June 30, 2019 and 2018, respectively, and $7 million and $9 million for the six months ended June 30, 2019 and 2018, respectively.

Three Months

Revenue increased 4% due to continued demand for market data and price assessment products primarily driven by enhanced contract terms, led by petroleum, and an increase in sales usage-based royalties from the licensing of our proprietary market price data and price assessments to commodity exchanges mainly due to increased trading volumes in Fuel Oil, Natural Gas, LNG and Iron Ore. Demand for market data and price assessment products was driven by international customers. Petroleum continues to be the most significant revenue driver, with power & gas and metals also contributing to revenue growth.

Operating profit increased 9%, with a 4 percentage point favorable impact from foreign exchange rates. Excluding the unfavorable impact of higher employee severance costs in 2019 of 3 percentage points, offset by the favorable impact of lower amortization of intangibles in 2019 of 3 percentage points, operating profit increased 9%. The increase was primarily due to revenue growth.

Six Months

Revenue increased 5% due to continued demand for market data and price assessment products primarily driven by enhanced contract terms, led by petroleum, and an increase in sales usage-based royalties from the licensing of our proprietary market price data and price assessments to commodity exchanges mainly due to increased trading volumes in Fuel Oil, Natural Gas, LNG and Iron Ore. Demand for market data and price assessment products was driven by international customers. Petroleum continues to be the most significant revenue driver, with power & gas, metals and petrochemicals also contributing to revenue growth.

Operating profit increased 7%, with a 3 percentage point favorable impact from foreign exchange rates. Excluding the favorable impact of lower amortization of intangibles in 2019 of 2 percentage points, partially offset by the unfavorable impact of higher employee severance costs in 2019 of 1 percentage point, operating profit increased 6%. The increase was primarily due to revenue growth, partially offset by an increase in operating costs to support revenue growth and business initiatives at Platts, an increase in compensation costs mainly due to annual merit increases, higher technology costs, an increase in the bad debt provision in the current year and one-time costs related to the discontinuation of a product line at Platts.

Indices

Indices is a global index provider maintaining a wide variety of indices to meet an array of investor needs. Indices’ mission is to provide transparent benchmarks to help with decision making, collaborate with the financial community to create innovative products and provide investors with tools to monitor world markets.
Indices primarily derives revenue from asset-linked fees based on the S&P and Dow Jones Indices and to a lesser extent generates subscription revenue and sales-usage based royalties. Specifically, Indices generates revenue from the following sources:

•	Investment vehicles — asset-linked fees such as ETFs and mutual funds, that are based on the S&P Dow Jones Indices' benchmarks that generate revenue through fees based on assets and underlying funds;

•	Exchange traded derivatives — generate sales usage-based royalties based on trading volumes of derivatives contracts listed on various exchanges;

•	Index-related licensing fees — fixed or variable annual and per-issue asset-linked fees for over-the-counter derivatives and retail-structured products; and

•	Data and customized index subscription fees — fees from supporting index fund management, portfolio analytics and research.

The following table provides revenue and segment operating profit information for the periods ended June 30:

(in millions)	Three Months			Six Months
	2019	2018	% Change	2019	2018	% Change
Revenue	$235	$207	14%	$452	$418	8%

Asset-linked fees	$159	$135	18%	$302	$265	14%
Subscription revenue	$40	$34	21%	$80	$64	24%
Sales usage-based royalties	$36	$38	(6)%	$70	$89	(21)%
% of total revenue:
Asset-linked fees	67%	65%		67%	63%
Subscription revenue	17%	16%		18%	16%
Sales usage-based royalties	16%	19%		15%	21%

U.S. revenue	$206	$173	19%	$389	$356	9%
International revenue	$29	$34	(14)%	$63	$62	2%
% of total revenue:
U.S. revenue	88%	84%		86%	85%
International revenue	12%	16%		14%	15%

Operating profit [1]	$162	$137	19%	$311	$285	9%
Less: net operating profit attributable to noncontrolling interests	44	37		84	77
Net operating profit	$118	$100	19%	$227	$208	9%
Operating margin %	69%	66%		69%	68%
Net operating margin %	50%	48%		50%	50%
Note - In the fourth quarter of 2018, Trucost was transferred from Indices to Market Intelligence and historical reporting was retroactively revised to reflect the change.

[1]	Operating profit includes amortization of intangibles from acquisitions of $1 million for the three months ended June 30, 2019 and 2018, and $3 million for the six months ended June 30, 2019 and 2018.

Three Months

Revenue at Indices increased 14% and was favorably impacted by the buyout of the balance of intellectual property rights in a family of indices from one of our co-marketing and index development partners in the fourth quarter of 2018, a benefit related to a recent contract renegotiation, and a retrospective fee for previously unidentified index usage. Higher levels of assets under management ("AUM") for mutual funds and ETFs also contributed to revenue growth. These increases were partially offset by lower revenue from exchange-traded derivatives. Ending AUM for ETFs in the second quarter of 2019 increased 10% to $1.521 trillion and average AUM for ETFs increased 9% to $1.488 trillion compared to the second quarter of 2018. Foreign exchange rates had an unfavorable impact of less than one percentage point.

Operating profit increased 19%. The impact of revenue growth was partially offset by increased operating costs to support revenue growth and business initiatives at Indices, higher legal expenses and increased compensation costs driven by additional headcount, partially offset by lower incentive costs. Foreign exchange rates had a favorable impact of 1 percentage point.

Six Months

Revenue at Indices increased 8% and was favorably impacted by the buyout of the balance of intellectual property rights in a family of indices from one of our co-marketing and index development partners in the fourth quarter of 2018, a benefit related to a recent contract renegotiation, and a retrospective fee for previously unidentified index usage. Higher levels of assets under management ("AUM") for mutual funds and ETFs also contributed to revenue growth. These increases were partially offset by a decrease in exchange-traded derivatives revenue primarily driven by lower volumes in the first quarter of 2019. Ending AUM for ETFs in the first six months of 2019 increased 10% to $1.521 trillion and average AUM for ETFs increased 5% to $1.444 trillion compared to first six months of 2018. Foreign exchange rates had an unfavorable impact of less than one percentage point.

Operating profit increased 9%. The impact of revenue growth was partially offset by increased operating costs to support revenue growth and business initiatives at Indices, increased compensation costs primarily driven by additional headcount and higher legal expenses, partially offset by lower incentive costs. Foreign exchange rates had a favorable impact of less than 1 percentage point.

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

Cash Flow Overview

Cash, cash equivalents, and restricted cash were $1,920 million as of June 30, 2019, a decrease of $38 million from December 31, 2018.

The following table provides cash flow information for the six months ended June 30:

(in millions)	2019	2018	% Change
Net cash provided by (used for):
Operating activities	$1,010	$903	12%
Investing activities	$(53)	$(305)	(83)%
Financing activities	$(1,008)	$(1,404)	(28)%

In the first six months of 2019, free cash flow increased to $905 million compared to $765 million in the first six months of 2018. The increase is primarily due to an increase in cash provided by operating activities as discussed below. Free cash flow is a non-GAAP financial measure and reflects our cash flow provided by operating activities less capital expenditures and distributions to noncontrolling interest holders. Capital expenditures include purchases of property and equipment and additions to technology projects. See “Reconciliation of Non-GAAP Financial Information” below for a reconciliation of cash flow provided by operating activities, the most directly comparable U.S. GAAP financial measure, to free cash flow and free cash flow excluding certain items.

Operating activities

Cash provided by operating activities increased $107 million to $1,010 million for the first six months of 2019. The increase is mainly due to higher operating results and lower incentive compensation payments in 2019.

Investing activities

Our cash outflows from investing activities are primarily for acquisitions and capital expenditures, while cash inflows are primarily proceeds from dispositions.

Cash used for investing activities decreased to $53 million for the first six months of 2019 compared to $305 million in the first six months of 2018, primarily due to cash used for the acquisition of Kensho in 2018. See Note 2 — Acquisitions and Divestitures to the consolidated financial statements of this Form 10-Q for further discussion.

Financing activities

Our cash outflows from financing activities consist primarily of share repurchases, dividends to shareholders and repayments of short-term and long-term debt, while cash inflows are primarily attributable to the borrowing of short-term and long-term debt and proceeds from the exercise of stock options.

Cash used for financing activities decreased to $1,008 million for the first six months of 2019 as compared to $1,404 million in the first six months of 2018. The decrease is primarily attributable to a decrease in cash used for share repurchases in 2019.

During the first six months of 2019, we used cash to repurchase 3.4 million shares for $644 million. We entered into an accelerated share repurchase ("ASR") agreement with a financial institution on February 11, 2019 to initiate share repurchases aggregating $500 million. The ASR agreement was structured as an uncapped ASR agreement in which we paid $500 million and received an initial delivery of approximately 2.2 million shares, representing 85% of the $500 million at a price equal to the then market price of the Company.We completed the ASR agreement on July 31, 2019 and will receive an additional 0.1 million shares in August of 2019 resulting in a total of 2.3 million shares repurchased under the ASR agreement for an average purchase price of $214.65 per share. The total number of shares repurchased under the ASR agreement is equal to $500 million divided by the volume weighted-average share price, less a discount. The repurchased shares are held in Treasury. The ASR agreement was executed under the current share repurchase program, approved by the Board of Directors on December 4, 2013. During the first six months of 2018, we used cash to repurchase 5.0 million shares for $1,100 million.

Additional Financing

We have the ability to borrow a total of $1.2 billion through our commercial paper program, which is supported by our revolving $1.2 billion five-year credit agreement (our "credit facility") that we entered into on June 30, 2017. This credit facility will terminate on June 30, 2022. As of June 30, 2019 and December 31, 2018, there were no commercial paper borrowings outstanding.

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

(in millions)	2019	2018	% Change
Cash provided by operating activities	$1,010	$903	12%
Capital expenditures	(46)	(60)
Distributions to noncontrolling interest holders, net [1]	(59)	(78)
Free cash flow	905	765	18%
Settlement of prior-year tax audits	50	71
Payment of legal settlements	1	29
Tax benefit from legal settlements	—	(7)
Free cash flow excluding certain items	$956	$858	11%

1 Distributions to noncontrolling interest holders is net of amounts owed to the S&P Dow Jones Indices LLC joint venture by the noncontrolling interest holders.

(in millions)	2019	2018	% Change
Cash used for investing activities	(53)	(305)	(83)%
Cash used for financing activities	(1,008)	(1,404)	(28)%

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

•
our ability to adjust to changes in European and United Kingdom markets as the United Kingdom leaves the European Union; the impact of the United Kingdom’s departure on our offerings in the European Union; and the impact of the United Kingdom’s departure on our credit rating activities and other European and United Kingdom offerings, particularly in the event of the United Kingdom's departure without an agreement on terms with the European Union;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risk includes changes in foreign exchange rates. We have operations in foreign countries where the functional currency is primarily the local currency. For international operations that are determined to be extensions of the parent company, the U.S. dollar is the functional currency. We typically have naturally hedged positions in most countries from a local currency perspective with offsetting assets and liabilities. As of June 30, 2019 and December 31, 2018, we entered into foreign exchange forward contracts in order to mitigate the change in fair value of specific assets and liabilities in the consolidated balance sheet. These forward contracts are not designated as hedges and do not qualify for hedge accounting. As of June 30, 2019 and December 31, 2018, we entered into foreign exchange forward contracts to hedge the effect of adverse fluctuations in foreign exchange rates. We have not entered into any derivative financial instruments for speculative purposes. See Note 5 - Derivative Instruments to the consolidated financial statements of this Form 10-Q for further discussion.

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

As of June 30, 2019, an evaluation was performed under the supervision and with the participation of management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2019.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On December 4, 2013, the Board of Directors approved a share repurchase program authorizing the purchase of up to 50 million shares, which was approximately 18% of the Company's outstanding shares at that time. As of June 30, 2019, 7.2 million shares remained under our current share repurchase program.

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

We did not make any purchases of our outstanding common stock during the second quarter of 2019 pursuant to our current share repurchase program.

The following table provides information on our purchases of our outstanding common stock during the second quarter of 2019 pursuant to our current share repurchase program (column c). In addition to these purchases, the number of shares in column (a) include shares of common stock that are tendered to us to satisfy our employees’ tax withholding obligations in connection with the vesting of awards of restricted shares (we repurchase such shares based on their fair market value on the vesting date).

There were no other share repurchases during the quarter outside the repurchases noted below.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs	(d) Maximum Number of Shares that may yet be Purchased Under the Programs
April 1 — April 30, 2019	2,353	214.38	—	7.2 million
May 1 — May 31, 2019	1,989	217.16	—	7.2 million
June 1 — June 30, 2019	1,995	216.40	—	7.2 million
Total — Quarter	6,337	$215.89	—	7.2 million
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

Revenue during the second quarter of 2019 attributable to the transactions or dealings by the Company described below was approximately $1.4 million with net profit from such sales being a fraction of the revenues.

During the second quarter of 2019, Platts, a division of the Company that provides energy-related information in over 150 countries, sold information and informational materials, which are generally exempt from U.S. economic sanctions, to subscribers that are owned or controlled, or appear to be owned or controlled, by the Government of Iran. Platts provided such subscribers access to proprietary data, analytics, and industry information that enable commodities markets to perform with greater transparency and efficiency, generating revenue that was a de minimis portion of both the division's and the Company’s revenue. The Company will continue to monitor its provision of products and services to such subscribers.

Item 6. Exhibits

(10.1)	Senior Executive Severance Plan as amended May 8, 2019

(15)	Letter on Unaudited Interim Financials

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

(32)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(101.INS)	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

(101.SCH)	XBRL Taxonomy Extension Schema

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase

(101.LAB)	XBRL Taxonomy Extension Label Linkbase

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

S&P Global Inc.
Registrant

Date:	August 1, 2019	By:	/s/ Ewout L. Steenbergen
Ewout L. Steenbergen
Executive Vice President and Chief Financial Officer

Date:	August 1, 2019	By:	/s/ Christopher F. Craig
Christopher F. Craig
Senior Vice President, Controller and Chief Accounting Officer