Form 10-Q
period 2019-09-30
S&P Global Inc.
filed 2019-10-30
CIK 64040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                    Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Date File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).                                             Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of October 25, 2019 (latest practicable date), 244.4 million shares of the issuer's classes of common stock (par value $1.00 per share) were outstanding.

S&P Global Inc.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of S&P Global Inc.

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of S&P Global Inc. (and subsidiaries) (the “Company”) as of September 30, 2019, the related consolidated statements of income, comprehensive income, and equity for the three- and nine- month periods ended September 30, 2019 and 2018, the related consolidated statements of cash flows for the nine-month periods ended September 30, 2019 and 2018, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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

/s/ ERNST & YOUNG LLP

New York, New York
October 29, 2019

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

S&P Global Inc.
Consolidated Statements of Income
(Unaudited)

(in millions, except per share amounts)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenue	$1,689	$1,546	$4,964	$4,721
Expenses:
Operating-related expenses	438	410	1,337	1,287
Selling and general expenses	360	379	1,115	1,197
Depreciation	20	20	61	60
Amortization of intangibles	29	33	92	91
Total expenses	847	842	2,605	2,635
Gain on dispositions	(49)	—	(49)	—
Operating profit	891	704	2,408	2,086
Other expense (income), net	8	(6)	104	(22)
Interest expense, net	32	38	105	98
Income before taxes on income	851	672	2,199	2,010
Provision for taxes on income	189	137	482	440
Net income	662	535	1,717	1,570
Less: net income attributable to noncontrolling interests	(45)	(40)	(135)	(123)
Net income attributable to S&P Global Inc.	$617	$495	$1,582	$1,447

Earnings per share attributable to S&P Global Inc. common shareholders:
Net income:
Basic	$2.52	$1.97	$6.43	$5.75
Diluted	$2.50	$1.95	$6.40	$5.70
Weighted-average number of common shares outstanding:
Basic	245.0	251.3	245.9	251.6
Diluted	246.5	253.5	247.4	253.7

Actual shares outstanding at period end			244.4	250.9

See accompanying notes to the unaudited consolidated financial statements.

S&P Global Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

(in millions)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income	$662	$535	$1,717	$1,570

Other comprehensive income:
Foreign currency translation adjustment	(35)	(1)	(33)	(53)
Income tax effect	2	2	6	(1)
	(33)	1	(27)	(54)

Pension and other postretirement benefit plans	2	5	116	(6)
Income tax effect	—	(1)	(28)	2
	2	4	88	(4)

Unrealized gain on investment and forward exchange contracts	(4)	(4)	(4)	(8)
Income tax effect	1	1	1	2
	(3)	(3)	(3)	(6)

Comprehensive income	628	537	1,775	1,506
Less: comprehensive income attributable to nonredeemable noncontrolling interests	(1)	(4)	(7)	(11)
Less: comprehensive income attributable to redeemable noncontrolling interests	(44)	(36)	(128)	(112)
Comprehensive income attributable to S&P Global Inc.	$583	$497	$1,640	$1,383

See accompanying notes to the unaudited consolidated financial statements.

S&P Global Inc.
Consolidated Balance Sheets

(in millions)	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,996	$1,917
Restricted cash	23	41
Accounts receivable, net of allowance for doubtful accounts: 2019 - $38; 2018 - $34	1,486	1,449
Prepaid and other current assets	217	197
Total current assets	3,722	3,604
Property and equipment, net of accumulated depreciation: 2019 - $608; 2018 - $596	298	270
Right of use assets	660	—
Goodwill	3,515	3,535
Other intangible assets, net	1,427	1,524
Other non-current assets	566	525
Total assets	$10,188	$9,458
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$188	$211
Accrued compensation and contributions to retirement plans	327	354
Short-term debt	699	—
Income taxes currently payable	114	72
Unearned revenue	1,614	1,641
Other current liabilities	431	351
Total current liabilities	3,373	2,629
Long-term debt	2,966	3,662
Lease liabilities — non-current	615	—
Pension and other postretirement benefits	226	229
Other non-current liabilities	581	634
Total liabilities	7,761	7,154
Redeemable noncontrolling interest (Note 8)	2,025	1,620
Commitments and contingencies (Note 12)
Equity:
Common stock	294	294
Additional paid-in capital	835	833
Retained income	12,054	11,284
Accumulated other comprehensive loss	(684)	(742)
Less: common stock in treasury	(12,153)	(11,041)
Total equity — controlling interests	346	628
Total equity — noncontrolling interests	56	56
Total equity	402	684
Total liabilities and equity	$10,188	$9,458

See accompanying notes to the unaudited consolidated financial statements.

S&P Global Inc.
Consolidated Statements of Cash Flows
(Unaudited)

(in millions)	Nine Months Ended
	September 30,
	2019	2018
Operating Activities:
Net income	$1,717	$1,570
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	61	60
Amortization of intangibles	92	91
Provision for losses on accounts receivable	17	16
Deferred income taxes	15	21
Stock-based compensation	53	73
Gain on dispositions	(49)	—
Pension settlement charge, net of taxes	85	—
Other	49	20
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	(50)	62
Prepaid and other current assets	(59)	1
Accounts payable and accrued expenses	(54)	(167)
Unearned revenue	(27)	(72)
Accrued legal settlements	(1)	(180)
Other current liabilities	(81)	(18)
Net change in prepaid/accrued income taxes	58	62
Net change in other assets and liabilities	(54)	(138)
Cash provided by operating activities	1,772	1,401
Investing Activities:
Capital expenditures	(77)	(88)
Acquisitions, net of cash acquired	(25)	(263)
Proceeds from dispositions	85	—
Changes in short-term investments	(3)	5
Cash used for investing activities	(20)	(346)
Financing Activities:
Proceeds from issuance of senior notes, net	—	489
Payments on senior notes	—	(403)
Dividends paid to shareholders	(421)	(379)
Distributions to noncontrolling interest holders, net	(100)	(116)
Purchase of CRISIL shares	—	(25)
Repurchase of treasury shares	(1,144)	(1,108)
Exercise of stock options	38	24
Employee withholding tax on share-based payments and other	(57)	(61)
Cash used for financing activities	(1,684)	(1,579)
Effect of exchange rate changes on cash	(7)	(52)
Net change in cash, cash equivalents, and restricted cash	61	(576)
Cash, cash equivalents, and restricted cash at beginning of period	1,958	2,779
Cash, cash equivalents, and restricted cash at end of period	$2,019	$2,203

See accompanying notes to the unaudited consolidated financial statements.

S&P Global Inc.
Consolidated Statements of Equity
(Unaudited)

Three Months Ended September 30, 2019
(in millions)	Common Stock $1 par	Additional Paid-in Capital	Retained Income	Accumulated Other Comprehensive Loss	Less: Treasury Stock	Total SPGI Equity	Noncontrolling Interests	Total Equity
Balance as of June 30, 2019	$294	$790	$11,710	(651)	$11,631	$512	$58	$570
Comprehensive income [1]			617	(34)		583	1	584
Dividends (Dividend declared per common share — $0.57 per share)			(139)			(139)	(1)	(140)
Share repurchases		30			530	(500)		(500)
Employee stock plans		15			(8)	23		23
Change in redemption value of redeemable noncontrolling interest			(134)			(134)		(134)
Other				1		1	(2)	(1)
Balance as of September 30, 2019	$294	$835	$12,054	$(684)	$12,153	$346	$56	$402

Three Months Ended September 30, 2018
(in millions)	Common Stock $1 par	Additional Paid-in Capital	Retained Income	Accumulated Other Comprehensive Loss	Less: Treasury Stock	Total SPGI Equity	Noncontrolling Interests	Total Equity
Balance as of June 30, 2018	$412	$732	$10,677	$(705)	$10,536	$580	$53	$633
Comprehensive income [1]			495	2		497	3	500
Dividends (Dividend declared per common share — $0.50 per share)			(126)			(126)	(2)	(128)
Share repurchases		150			163	(13)		(13)
Employee stock plans		15			5	10		10
Change in redemption value of redeemable noncontrolling interest			(46)			(46)		(46)
Other						—	(1)	(1)
Balance as of September 30, 2018	$412	$897	$11,000	$(703)	$10,704	$902	$53	$955

Consolidated Statements of Equity (continued)
(unaudited)

Nine Months Ended September 30, 2019
(in millions)	Common Stock $1 par	Additional Paid-in Capital	Retained Income	Accumulated Other Comprehensive Loss	Less: Treasury Stock	Total SPGI Equity	Noncontrolling Interests	Total Equity
Balance as of December 31, 2018	$294	$833	$11,284	$(742)	$11,041	$628	$56	$684
Comprehensive income [1]			1,582	58		1,640	7	1,647
Dividends (Dividend declared per common share — $1.71 per share)			(420)			(420)	(7)	(427)
Share repurchases		30			1,174	(1,144)		(1,144)
Employee stock plans		(28)			(62)	34		34
Capital contribution from noncontrolling interest			(36)			(36)		(36)
Change in redemption value of redeemable noncontrolling interest			(356)			(356)		(356)
Balance as of September 30, 2019	$294	$835	$12,054	$(684)	$12,153	$346	$56	$402

Nine Months Ended September 30, 2018
(in millions)	Common Stock $1 par	Additional Paid-in Capital	Retained Income	Accumulated Other Comprehensive Loss	Less: Treasury Stock	Total SPGI Equity	Noncontrolling Interests	Total Equity
Balance as of December 31, 2017	$412	$525	$10,025	$(649)	$9,602	$711	$57	$768
Comprehensive income [1]			1,447	(64)		1,383	11	1,394
Dividends (Dividend declared per common share — $1.50 per share)			(379)			(379)	(9)	(388)
Share repurchases					1,113	(1,113)		(1,113)
Employee stock plans		45			(11)	56		56
Change in redemption value of redeemable noncontrolling interest			(119)			(119)		(119)
Increase in CRISIL ownership		(25)				(25)	(1)	(26)
Stock consideration for Kensho		352				352		352
Other [2]			26	10		36	(5)	31
Balance as of September 30, 2018	$412	$897	$11,000	$(703)	$10,704	$902	$53	$955
1 Excludes comprehensive income of $44 million and $36 million for the three months ended September 30, 2019 and 2018, respectively, and $128 million and $112 million for the nine months ended September 30, 2019 and 2018, respectively, attributable to our redeemable noncontrolling interest.
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

In the opinion of management, all normal recurring adjustments considered necessary for a fair statement of the results of the interim periods have been included. The operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the full year.

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

Restricted Cash

Restricted cash of $23 million and $41 million included in our consolidated balance sheets as of September 30, 2019 and December 31, 2018, respectively, primarily includes amounts held in escrow accounts in connection with our acquisition of Kensho.

Contract Assets

Contract assets include unbilled amounts from when the Company transfers service to a customer before a customer pays consideration or before payment is due. As of September 30, 2019 and December 31, 2018, contract assets were $49 million and $26 million, respectively, and are included in accounts receivable in our consolidated balance sheets.

Unearned Revenue

We record unearned revenue when cash payments are received in advance of our performance. The decrease in the unearned revenue balance at September 30, 2019 compared to December 31, 2018 is primarily driven by $1.5 billion of revenues recognized that were included in the unearned revenue balance at the beginning of the period, offset by cash payments received in advance of satisfying our performance obligations.

Remaining Performance Obligations

Remaining performance obligations represent the transaction price of contracts for work that has not yet been performed. As of September 30, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was $1.5 billion. We expect to recognize revenue on approximately half and three-quarters of the remaining performance obligations over the next 12 and 24 months, respectively, with the remainder recognized thereafter.

We do not disclose the value of unfulfilled performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts where revenue is a usage-based royalty promised in exchange for a license of intellectual property.

Costs to Obtain a Contract

We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We have determined that the costs associated with certain sales commission programs are incremental to the costs to obtain contracts with customers and therefore meet the criteria to be capitalized. Total capitalized costs to obtain a contract were $96 million and $101 million as of September 30, 2019 and December 31, 2018, respectively, and are included in prepaid and other current assets and other non-current assets on our consolidated balance sheets. The capitalized asset will be amortized over a period consistent with the transfer to the customer of the goods or services to which the asset relates, calculated based on the customer term and the average life of the products and services underlying the contracts which has been determined to be approximately 5 years. The expense is recorded within selling and general expenses.

We expense sales commissions when incurred if the amortization period is one year or less. These costs are recorded within selling and general expenses.

Other Expense (Income), net

The components of other expense (income), net for the three and nine months ended September 30 are as follows:

(in millions)	Three Months		Nine Months
	2019	2018	2019	2018
Other components of net periodic benefit cost [1]	$(8)	$(8)	$88	$(24)
Net loss from investments	16	2	16	2
Other expense (income), net	$8	$(6)	$104	$(22)

1    During the first quarter of 2019, the Company purchased a group annuity contract under which an insurance company assumed a portion of the Company's obligation to pay pension benefits to the plan's beneficiaries. The purchase of this group annuity contract was funded by pension plan assets. The net periodic benefit cost for our retirement and post retirement plans for the nine months ended September 30, 2019 includes a non-cash pre-tax settlement charge of $113 million reflecting the accelerated recognition of a portion of unamortized actuarial losses in the plan.

2.	Acquisitions and Divestitures

Acquisitions

2019

In September of 2019, Platts acquired Canadian Enerdata Ltd. ("Enerdata"), an independent provider of energy data and information in Canada, to further enhance Platts' North American natural gas offering. The acquisition of Enerdata is not material to our consolidated financial statements.

In August of 2019, Platts acquired Live Rice Index ("LRI"), a global provider of information and benchmark price assessments for the rice industry. The purchase expands Platts portfolio of agricultural price assessments while extending its data and news coverage in key export regions for international grains. The acquisition of LRI is not material to our consolidated financial statements.

In July of 2019, S&P Global completed the acquisition of the Orion technology center from Ness Technologies. Orion was developed to become S&P Global's center of excellence for technology talent to focus on innovation by providing employees with access to the latest technologies and global communications infrastructure, as well as physical spaces that enable highly-collaborative teams. The acquisition of Orion is not material to our consolidated financial statements.

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

Divestitures

2019

On July 31, 2019, we completed the sale of RigData, a business within our Platts segment, to Drilling Info, Inc. RigData is a provider of daily information on rig activity for the natural gas and oil markets across North America. During the three and nine months ended September 30, 2019, we recorded a pre-tax gain of $27 million ($26 million after-tax) in gain on dispositions in the consolidated statement of income related to the sale of RigData.

In March of 2019, we entered into an agreement to sell Standard & Poor's Investment Advisory Services LLC  ("SPIAS"), a business within our Market Intelligence segment, to Goldman Sachs Asset Management ("GSAM"). SPIAS provides non-discretionary investment advice across institutional sub-advisory and intermediary distribution channels globally. On July 1, 2019, we completed the sale of SPIAS to GSAM. During the three and nine months ended September 30, 2019, we recorded a pre-tax gain of $22 million ($12 million after-tax) in gain on dispositions in the consolidated statement of income related to the sale of SPIAS.

The operating profit of our businesses that were disposed of for the periods ending September 30, 2019 and 2018 is as follows:

(in millions)	Three Months		Nine Months
	2019	2018	2019	2018
Operating profit	$—	$2	$5	$6

2018

During the nine months ended September 30, 2018, we did not complete any dispositions.

3.	Income Taxes

The effective income tax rate was 22.2% and 20.4% for the three months ended September 30, 2019 and September 30, 2018, respectively. The increase was primarily due to a favorable adjustment recorded during the three months ended September 30, 2018 to the provisional tax expense originally recorded upon enactment of the Tax Cuts and Jobs Act in December of 2017. The effective tax rate was 21.9% for both the nine months ended September 30, 2019 and September 30, 2018.

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

The Company is continuously subject to tax examinations in various jurisdictions. As of September 30, 2019 and December 31, 2018, the total amount of federal, state and local, and foreign unrecognized tax benefits was $114 million and $147 million, respectively, exclusive of interest and penalties. We recognize accrued interest and penalties related to unrecognized tax benefits in interest expense and operating-related expense, respectively. As of September 30, 2019 and December 31, 2018, we had $19 million and $35 million, respectively, of accrued interest and penalties associated with unrecognized tax benefits. The reduction in uncertain tax positions and associated accrued interest relates primarily to settlements of tax audits with New York City. Based on the current status of income tax audits, we believe that the total amount of unrecognized tax benefits may decrease by approximately $3 million in the next twelve months as a result of the resolution of tax examinations.

4.	Debt

A summary of short-term and long-term debt outstanding is as follows:

(in millions)	September 30, 2019	December 31, 2018
3.3% Senior Notes, due 2020 [1]	699	698
4.0% Senior Notes, due 2025 [2]	694	693
4.4% Senior Notes, due 2026 [3]	893	892
2.95% Senior Notes, due 2027 [4]	493	493
6.55% Senior Notes, due 2037 [5]	396	396
4.5% Senior Notes, due 2048 [6]	490	490
Total debt	3,665	3,662
Less: short-term debt including current maturities	699	—
Long-term debt	$2,966	$3,662

[1]	Interest payments are due semiannually on February 14 and August 14, and as of September 30, 2019, the unamortized debt discount and issuance costs total $1 million.

[2]	Interest payments are due semiannually on June 15 and December 15, and as of September 30, 2019, the unamortized debt discount and issuance costs total $6 million.

[3]	Interest payments are due semiannually on February 15 and August 15, and as of September 30, 2019, the unamortized debt discount and issuance costs total $7 million.

[4]	Interest payments are due semiannually on January 22 and July 22, and as of September 30, 2019, the unamortized debt discount and issuance costs total $7 million.

[5]	Interest payments are due semiannually on May 15 and November 15, and as of September 30, 2019, the unamortized debt discount and issuance costs total $4 million.

[6]	Interest payments are due semiannually on May 15 and November 15, beginning on November 15, 2018, and as of September 30, 2019, the unamortized debt discount and issuance costs total $10 million.

The fair value of our total debt borrowings was $4.2 billion and $3.8 billion as of September 30, 2019 and December 31, 2018, respectively, and was estimated based on quoted market prices.

We have the ability to borrow a total of $1.2 billion through our commercial paper program, which is supported by our revolving $1.2 billion five-year credit agreement (our "credit facility") that we entered into on June 30, 2017. This credit facility will terminate on June 30, 2022. As of September 30, 2019 and December 31, 2018, there were no commercial paper borrowings outstanding.

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

Our exposure to market risk includes changes in foreign exchange rates. We have operations in foreign countries where the functional currency is primarily the local currency. For international operations that are determined to be extensions of the parent company, the U.S. dollar is the functional currency. We typically have naturally hedged positions in most countries from a local currency perspective with offsetting assets and liabilities. As of September 30, 2019 and December 31, 2018, we have entered into foreign exchange forward contracts to mitigate or hedge the effect of adverse fluctuations in foreign exchange rates. Foreign exchange forward contracts are recorded at fair value that is based on foreign exchange rates in active markets; therefore, we classify these derivative contracts within Level 2 of the fair value hierarchy. We do not enter into any derivative financial instruments for speculative purposes.

Undesignated Derivative Instruments

During the nine months ended September 30, 2019 and twelve months ended December 31, 2018, we entered into foreign exchange forward contracts in order to mitigate the change in fair value of specific assets and liabilities in the consolidated balance sheets. These forward contracts do not qualify for hedge accounting. As of September 30, 2019, the aggregate notional value of these outstanding forward contracts was $117 million. The changes in fair value of these forward contracts are recorded in prepaid and other current assets and other current liabilities in the consolidated balance sheet with their corresponding change in fair value recognized in selling and general expenses in the consolidated statement of income. The amount recorded in both prepaid and other current assets and other current liabilities as of September 30, 2019 was $1 million. The amount recorded in selling and general expense for the three and nine months ended September 30, 2019 related to these contracts was a net loss of $4 million and a net gain of less than $1 million, respectively.

Cash Flow Hedges

During the nine months ended September 30, 2019 and twelve months ended December 31, 2018, we entered into a series of foreign exchange forward contracts to hedge a portion of the Indian rupee, British pound, and Euro exposures through the third quarter of 2020 and the fourth quarter of 2019, respectively. These contracts are intended to offset the impact of movement of exchange rates on future revenue and operating costs and are scheduled to mature within twelve months. The changes in the fair value of these contracts are initially reported in accumulated other comprehensive loss in our consolidated balance sheet and are subsequently reclassified into revenue and selling and general expenses in the same period that the hedged transaction affects earnings.
As of September 30, 2019, we estimate that $1 million of the net gains related to derivatives designated as cash flow hedges recorded in other comprehensive income is expected to be reclassified into earnings within the next twelve months. There was no material hedge ineffectiveness for the three and nine months ended September 30, 2019.
As of September 30, 2019, the aggregate notional value of our outstanding foreign exchange forward contracts designated as cash flow hedges was $201 million.
The following table provides information on the location and fair value amounts of our cash flow hedges as of September 30, 2019 and December 31, 2018:

(in millions)		September 30,	December 31,
Balance Sheet Location		2019	2018
Derivatives designated as cash flow hedges:
Prepaid and other current assets	Foreign exchange forward contracts	$2	$3
Other current liabilities	Foreign exchange forward contracts	$(2)	$—

The following table provides information on the location and amounts of pre-tax gains (losses) on our cash flow hedges for the periods ended September 30:
Three Months

(in millions)	Gain (Loss) recognized in Accumulated Other Comprehensive Loss (effective portion)		Location of Gain (Loss) reclassified from Accumulated Other Comprehensive Loss into Income (effective portion)	Gain (Loss) reclassified from Accumulated Other Comprehensive Loss into Income (effective portion)
Cash flow hedges - designated as hedging instruments	2019	2018		2019	2018
Foreign exchange forward contracts	$(3)	$(3)	Revenue, Selling and general expenses	$—	$(2)

Nine Months

(in millions)	Gain (Loss) recognized in Accumulated Other Comprehensive Loss (effective portion)		Location of Gain (Loss) reclassified from Accumulated Other Comprehensive Loss into Income (effective portion)	Gain (Loss) reclassified from Accumulated Other Comprehensive Loss into Income (effective portion)
Cash flow hedges - designated as hedging instruments	2019	2018		2019	2018
Foreign exchange forward contracts	$(3)	$(6)	Revenue, Selling and general expenses	$4	$(3)

The activity related to the change in unrealized gains (losses) in accumulated other comprehensive loss was as follows for the periods ended September 30:

(in millions)	Three Months		Nine Months
	2019	2018	2019	2018
Net unrealized gains on cash flow hedges, net of taxes, beginning of period	$4	$(1)	$4	$2
Change in fair value, net of tax	(3)	(5)	1	(9)
Reclassification into earnings, net of tax	—	2	(4)	3
Net unrealized gains (losses) on cash flow hedges, net of taxes, end of period	$1	$(4)	$1	$(4)

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

The components of net periodic benefit cost for our retirement plans and postretirement plans for the periods ended September 30 are as follows:

(in millions)	Three Months		Nine Months
	2019	2018	2019	2018
Service cost	$1	$1	$2	$2
Interest cost	16	18	49	54
Expected return on assets	(27)	(31)	(81)	(94)
Amortization of prior service credit / actuarial loss	3	4	7	13
Net periodic benefit cost	(7)	(8)	(23)	(25)
Settlement charge [1]	—	—	113	—
Net benefit cost	$(7)	$(8)	$90	$(25)

1 The Company purchased a group annuity contract under which an insurance company assumed a portion of the Company's obligation to pay pension benefits to the plan's beneficiaries. The purchase of this group annuity contract was funded by pension plan assets. The non-cash pre-tax settlement charge reflects the accelerated recognition of a portion of unamortized actuarial losses in the plan.

Net periodic benefit cost related to our postretirement plans reflected in the table above was not material for the three and nine months ended September 30, 2019 and 2018, respectively.

As discussed in our Form 10-K, we changed certain discount rate assumptions for our retirement and postretirement plans which became effective on January 1, 2019. The effect of the assumption changes on retirement and postretirement expense for the three and nine months ended September 30, 2019 did not have a material impact to our financial position, results of operations or cash flows.

In the first nine months of 2019, we contributed $44 million to our retirement plans and expect to make additional required contributions of approximately $1 million to our retirement plans during the remainder of the year. We may elect to make additional non-required contributions depending on investment performance and the pension plan status in the fourth quarter of 2019.

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

Stock-based compensation for the periods ended September 30 is as follows:

(in millions)	Three Months		Nine Months
	2019	2018	2019	2018
Stock option expense	$—	$1	$1	$3
Restricted stock and unit awards expense	20	26	52	70
Total stock-based compensation expense	$20	$27	$53	$73

During the nine months ended September 30, 2019, the Company granted 0.3 million shares of restricted stock and unit awards, which had a weighted average grant date fair value of $213.45 per share.

Total unrecognized compensation expense related to unvested stock option awards and unvested restricted stock and unit awards as of September 30, 2019 was $1 million and $79 million, respectively, which is expected to be recognized over a weighted average period of 0.9 years and 1.9 years, respectively.

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

Share repurchases for the periods ended September 30 were as follows:

(in millions, except average price)	Three Months		Nine Months
	2019	2018	2019	2018
Total number of shares purchased [1]	2.0	0.7	5.4	5.7
Average price paid per share [2]	$—	$205.11	$184.51	$180.94
Total cash utilized [3]	$500	$13	$1,144	$1,113

[1]	The three and nine months ended September 30, 2019 and 2018 include shares received as part of our accelerated share repurchase agreements described in more detail below.

[2]	Average price paid per share information does not include the accelerated share repurchase agreements as discussed in more detail below.

[3]
During the third quarter of 2018, we repurchased shares for approximately $6 million, which settled in October 2018. Cash used for financing activities only reflects those shares which settled during the nine months ended September 30, 2018 resulting in $1,108 million of cash used to repurchase shares.

Our purchased shares may be used for general corporate purposes, including the issuance of shares for stock compensation plans and to offset the dilutive effect of the exercise of employee stock options. As of September 30, 2019, approximately 5.2 million shares remained available under the current share repurchase program which has no expiration date and purchases under this program may be made from time to time on the open market and in private transactions, depending on market conditions.

Accelerated Share Repurchase Agreements

2019

We entered into an accelerated share repurchase ("ASR") agreement with a financial institution on August 5, 2019 to initiate share repurchases aggregating $500 million. The ASR agreement was structured as a capped ASR agreement in which we paid $500 million and received an initial delivery of approximately 1.6 million shares and an additional amount of 0.2 million shares during the month of August 2019, representing the minimum number of shares of our common stock to be repurchased based on a calculation using a specified capped price per share. We completed the ASR agreement on October 1, 2019 and received an additional 0.1 million shares. We repurchased a total of 2.0 million shares under the ASR agreement for an average purchase price of $253.36 per share. The total number of shares repurchased under the ASR agreement is equal to $500 million divided by the volume weighted-average share price, less a discount. The repurchased shares are held in Treasury. The ASR agreement was executed under the current share repurchase program, approved by the Board of Directors on December 4, 2013.

We entered into an accelerated share repurchase ("ASR") agreement with a financial institution on February 11, 2019 to initiate share repurchases aggregating $500 million. The ASR agreement was structured as an uncapped ASR agreement in which we paid $500 million and received an initial delivery of approximately 2.2 million shares, representing 85% of the $500 million at a price equal to the then market price of the Company. We completed the ASR agreement on July 31, 2019 and received an additional 0.1 million shares. We repurchased a total of 2.3 million shares under the ASR agreement for an average purchase price of $214.65 per share. The total number of shares repurchased under the ASR agreement is equal to $500 million divided by the volume weighted-average share price, less a discount. The repurchased shares are held in Treasury. The ASR agreement was executed under the current share repurchase program, approved by the Board of Directors on December 4, 2013.

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

Noncontrolling interests that do not contain such redemption features are presented in equity.

Changes to redeemable noncontrolling interest during the nine months ended September 30, 2019 were as follows:

(in millions)
Balance as of December 31, 2018	$1,620
Net income attributable to noncontrolling interest	128
Capital contribution from noncontrolling interest	36
Distributions payable to noncontrolling interest	(115)
Redemption value adjustment	356
Balance as of September 30, 2019	$2,025

Accumulated Other Comprehensive Loss

The following table summarizes the changes in the components of accumulated other comprehensive loss for the nine months ended September 30, 2019:

(in millions)	Foreign Currency Translation Adjustment	Pension and Postretirement Benefit Plans		Unrealized Gain (Loss) on Foreign Forward Exchange Contracts		Accumulated Other Comprehensive Loss
Balance as of December 31, 2018	$(339)	$(407)		$4		$(742)
Other comprehensive income before reclassifications	(27)	(3)		1		(29)
Reclassifications from accumulated other comprehensive loss to net earnings	—	91	[1]	(4)	[2]	87
Net other comprehensive income	(27)	88		(3)		58
Balance as of September 30, 2019	$(366)	$(319)		$1		$(684)

[1]
Reflects amortization of net actuarial losses and is net of a tax benefit of $29 million for the nine months ended September 30, 2019. See Note 6 — Employee Benefits for additional details of items reclassed from accumulated other comprehensive loss to net earnings.

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

The calculation of basic and diluted EPS for the periods ended September 30 is as follows:

(in millions, except per share amounts)	Three Months		Nine Months
	2019	2018	2019	2018
Amounts attributable to S&P Global Inc. common shareholders:
Net income	$617	$495	$1,582	$1,447

Basic weighted-average number of common shares outstanding	245.0	251.3	245.9	251.6
Effect of stock options and other dilutive securities	1.5	2.2	1.5	2.1
Diluted weighted-average number of common shares outstanding	246.5	253.5	247.4	253.7

Earnings per share attributable to S&P Global Inc. common shareholders:
Net income:
Basic	$2.52	$1.97	$6.43	$5.75
Diluted	$2.50	$1.95	$6.40	$5.70

We have certain stock options and restricted performance shares that are potentially excluded from the computation of diluted EPS. The effect of the potential exercise of stock options is excluded when the average market price of our common stock is lower than the exercise price of the related option during the period or when a net loss exists because the effect would have been antidilutive. Additionally, restricted performance shares are excluded because the necessary vesting conditions had not been met or when a net loss exists. For the three and nine months ended September 30, 2019 and 2018, there were no stock options excluded. Restricted performance shares outstanding of 0.4 million and 0.8 million as of September 30, 2019 and 2018, respectively, were excluded.

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

The initial restructuring charge recorded and the ending reserve balance as of September 30, 2019 by segment is as follows:

	2019 Restructuring Plan		2018 Restructuring Plan
(in millions)	Initial Charge Recorded	Ending Reserve Balance	Initial Charge Recorded	Ending Reserve Balance
Ratings	$11	$9	$8	$—
Market Intelligence	1	1	7	1
Platts	1	—	—	—
Corporate	7	6	10	1
Total	$20	$16	$25	$2

We recorded a pre-tax restructuring charge of $20 million primarily related to employee severance charges for the 2019 restructuring plan during the nine months ended September 30, 2019 and have reduced the reserve by $4 million. The ending reserve balance for the 2018 restructuring plan was $24 million as of December 31, 2018. For the nine months ended September 30, 2019, we have reduced the reserve for the 2018 restructuring plan by $22 million. The reductions primarily related to cash payments for employee severance charges.

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

A summary of operating results for the periods ended September 30 is as follows:

Revenue	Three Months		Nine Months
(in millions)	2019	2018	2019	2018
Ratings	$789	$700	$2,286	$2,223
Market Intelligence	488	466	1,457	1,355
Platts	212	204	632	604
Indices	232	203	684	621
Corporate	—	5	—	10
Intersegment elimination [1]	(32)	(32)	(95)	(92)
Total revenue	$1,689	$1,546	$4,964	$4,721

Operating Profit	Three Months		Nine Months
(in millions)	2019	2018	2019	2018
Ratings [2]	$472	$395	$1,290	$1,173
Market Intelligence [3]	171	147	462	384
Platts [4]	132	98	333	285
Indices [5]	161	135	473	420
Total reportable segments	936	775	2,558	2,262
Corporate Unallocated [6]	(45)	(71)	(150)	(176)
Total operating profit	$891	$704	$2,408	$2,086

Note - In the fourth quarter of 2018, Trucost was transferred from Indices to Market Intelligence and historical reporting was retroactively revised to reflect the change.

[1]	Revenue for Ratings and expenses for Market Intelligence include an intersegment royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings.

[2]
Operating profit includes employee severance charges of $11 million for the nine months ended September 30, 2019. Operating profit includes legal settlement expenses of $73 million for the nine months ended September 30, 2018. Operating profit also includes amortization of intangibles from acquisitions of $1 million for the three months ended September 30, 2018 and $2 million for the nine months ended September 30, 2019 and 2018.

[3]
As of July 1, 2019, we completed the sale of SPIAS and the results are included in Market Intelligence results through that date. Operating profit includes a gain on the sale of SPAIS of $22 million for the three and nine months ended September 30, 2019. Operating profit includes employee severance charges of $1 million for the nine months ended September 30, 2019. Operating profit includes restructuring charges related to a business disposition and employee severance charges of $2 million for the three and nine months ended September 30, 2018. Operating profit also includes amortization of intangibles from acquisitions of $19 million for the three months ended September 30, 2019 and 2018, and $56 million and $55 million for the nine months ended September 30, 2019 and 2018, respectively.

[4]
As of July 31, 2019, we completed the sale of RigData and the results are included in Platts results through that date. Operating profit includes a gain on the sale of RigData of $27 million for the three and nine months ended September 30, 2019. Operating profit includes employee severance charges of $1 million for the nine months ended September 30, 2019. Operating profit also includes amortization of intangibles from acquisitions of $2 million and $4 million for the three months ended September 30, 2019 and 2018, respectively, and $9 million and $13 million for the nine months ended September 30, 2019 and 2018, respectively.

[5]
Operating profit for includes amortization of intangibles from acquisitions of $1 million for the three months ended September 30, 2019 and 2018 and $4 million for the nine months ended September 30, 2019 and 2018.

[6]
Operating loss includes Kensho retention related expenses of $6 million and $11 million for the three months ended September 30, 2019 and 2018, respectively, and $17 million and $23 million for the nine months ended September 30, 2019 and 2018, respectively. Operating loss includes employee severance charges of $7 million and a lease impairment of $5 million for the nine months ended September 30, 2019 and lease impairments of $11 million and employee severance charges of $7 million for the three and nine months ended September 30, 2018. Operating loss also includes amortization of intangibles from acquisitions of $7 million and $21 million for the three and nine months ended September 30, 2019, respectively, and $8 million and $17 million for the three and nine months ended September 30, 2018.

The following table presents our revenue disaggregated by revenue type:

(in millions)	Ratings	Market Intelligence	Platts	Indices	Corporate	Intersegment Elimination [1]	Total

	Three Months Ended September 30, 2019
Subscription	$—	$477	$194	$42	$—	$—	$713
Non-transaction	387	—	—	—	—	(32)	355
Non-subscription / Transaction	402	10	2	—	—	—	414
Asset-linked fees	—	1	—	152	—	—	153
Sales usage-based royalties	—	—	16	38	—	—	54
Total revenue	$789	$488	$212	$232	$—	$(32)	$1,689

Timing of revenue recognition
Services transferred at a point in time	$402	$10	$2	$—	$—	$—	$414
Services transferred over time	387	478	210	232	—	(32)	1,275
Total revenue	$789	$488	$212	$232	$—	$(32)	$1,689

	Nine Months Ended September 30, 2019
Subscription	$—	$1,416	$579	$122		$—	$2,117
Non-transaction	1,138	—	—	—	—	(95)	1,043
Non-subscription / Transaction	1,148	31	8	—	—	—	1,187
Asset-linked fees	—	10	—	454	—	—	464
Sales usage-based royalties	—	—	45	108	—	—	153
Total revenue	$2,286	$1,457	$632	$684	$—	$(95)	$4,964

Timing of revenue recognition
Services transferred at a point in time	$1,148	$31	$8	$—	$—	$—	$1,187
Services transferred over time	1,138	1,426	624	684	—	(95)	3,777
Total revenue	$2,286	$1,457	$632	$684	$—	$(95)	$4,964

(in millions)	Ratings	Market Intelligence	Platts	Indices	Corporate	Intersegment Elimination [1]	Total

	Three Months Ended September 30, 2018
Subscription	$—	$453	$188	$39	$5	$—	$685
Non-transaction	379	—	—	—	—	(32)	347
Non-subscription / Transaction	321	8	2	—	—	—	331
Asset-linked fees	—	5	—	131	—	—	136
Sales usage-based royalties	—	—	14	33	—	—	47
Total revenue	$700	$466	$204	$203	$5	$(32)	$1,546

Timing of revenue recognition
Services transferred at a point in time	$321	$8	$2	$—	$—	$—	$331
Services transferred over time	379	458	202	203	5	(32)	1,215
Total revenue	$700	$466	$204	$203	$5	$(32)	$1,546

	Nine Months Ended September 30, 2018
Subscription	$—	$1,309	$556	$103	$10	$—	$1,978
Non-transaction	1,150	—	—	—	—	(92)	1,058
Non-subscription / Transaction	1,073	31	8	—	—	—	1,112
Asset-linked fees	—	15	—	396	—	—	411
Sales usage-based royalties	—	—	40	122	—	—	162
Total revenue	$2,223	$1,355	$604	$621	$10	$(92)	$4,721

Timing of revenue recognition
Services transferred at a point in time	$1,073	$31	$8	$—	$—	$—	$1,112
Services transferred over time	1,150	1,324	596	621	10	(92)	3,609
Total revenue	$2,223	$1,355	$604	$621	$10	$(92)	$4,721

[1]	Intersegment eliminations primarily consists of a royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings.

The following provides revenue by geographic region for the periods ended September 30:

(in millions)	Three Months		Nine Months
	2019	2018	2019	2018
U.S.	$1,013	$934	$2,974	$2,850
European region	419	378	1,212	1,159
Asia	174	160	522	473
Rest of the world	83	74	256	239
Total	$1,689	$1,546	$4,964	$4,721

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
The following table provides information on the location and amounts of our leases on our consolidated balance sheet as of September 30, 2019:

(in millions)		September 30,
Balance Sheet Location		2019
Assets
Right of use assets	Lease right-of-use assets	$660
Liabilities
Other current liabilities	Current lease liabilities	112
Lease liabilities — non-current	Noncurrent lease liabilities	615

The components of lease expense for the periods ended September 30 are as follows:

(in millions)	Three Months	Nine Months
	2019	2019
Operating lease cost	$39	$116
Sublease income	(4)	(13)
Total lease cost	$35	$103

Supplemental information related to leases for the periods ended September 30 are as follows:

(in millions)	Three Months	Nine Months
	2019	2019
Cash paid for amounts included in the measurement for operating lease liabilities
Operating cash flows from operating leases	$39	$110

Right-of-use assets obtained in exchange for lease obligations
Operating leases	34	772

Weighted-average remaining lease term and discount rate for our operating leases as of September 30 are as follows:

2019
Weighted-average remaining lease term (years)	9.3
Weighted-average discount rate	4.00%

Maturities of lease liabilities for our operating leases are as follows:

(in millions)
2019 (Excluding the nine months ended September 30, 2019)	$38
2020	128
2021	109
2022	92
2023	77
2024 and beyond	417
Total undiscounted lease payments	$861
Less: Imputed interest	134
Present value of lease liabilities	$727

Related Party Agreements

In March of 2018, the Company made a $20 million contribution to the S&P Global Foundation included in selling and general expenses.

In June of 2012, we entered into a license agreement (the "License Agreement") with the holder of S&P Dow Jones Indices LLC noncontrolling interest, CME Group, replacing the 2005 license agreement between Indices and CME Group. Under the terms of the License Agreement, S&P Dow Jones Indices LLC receives a share of the profits from the trading and clearing of CME Group's equity index products. During the three and nine months ended September 30, 2019, S&P Dow Jones Indices LLC earned $28 million and $87 million, respectively, of revenue under the terms of the License Agreement. During the three and nine months ended September 30, 2018, S&P Dow Jones Indices LLC earned $28 million and $82 million, respectively, of revenue under the terms of the License Agreement. The entire amount of this revenue is included in our consolidated statement of income and the portion related to the 27% noncontrolling interest is removed in net income attributable to noncontrolling interests.

Legal and Regulatory Matters

In the normal course of business both in the United States and abroad, the Company and its subsidiaries are defendants in a number of legal proceedings and are often the subject of government and regulatory proceedings, investigations and inquiries.

In addition, various government and self-regulatory agencies frequently make inquiries and conduct investigations into our compliance with applicable laws and regulations, including those related to ratings activities and antitrust matters. For example, as a nationally recognized statistical rating organization registered with the SEC under Section 15E of the Securities Exchange Act of 1934, S&P Global Ratings is in ongoing communication with the staff of the SEC regarding compliance with its extensive obligations under the federal securities laws. Although S&P Global seeks to promptly address any compliance issues that it detects or that the staff of the SEC or another regulator raises, there can be no assurance that the SEC or another regulator will not seek remedies against S&P Global for one or more compliance deficiencies. Any of these proceedings, investigations or inquiries could ultimately result in adverse judgments, damages, fines, penalties or activity restrictions, which could adversely impact our consolidated financial condition, cash flows, business or competitive position.

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

In June of 2016, the FASB issued guidance that amends the measurement of credit losses on certain financial instruments by requiring the use of an expected loss methodology, which will result in more timely recognition of credit losses. The Company currently expects that the most notable impact of this guidance may relate to its processes around the assessment of the adequacy of its allowance for doubtful accounts on accounts receivable and the recognition of credit losses. We are continuing our evaluation of potential changes to our accounting policies, business processes, systems and internal controls to support the recognition and disclosure requirements under the new standard. The extent of the impact upon adoption will depend on the composition of the Company’s receivable portfolio and the impact of past events, current economic conditions at that date, as well as forecasts of future economic conditions thereafter, however, we do not expect this guidance to have a significant impact on our consolidated financial statements. The guidance is effective for reporting periods beginning after December 15, 2019.

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

	Statement of Income
	Three Months Ended September 30, 2019
	(Unaudited)
(in millions)	S&P Global Inc.	Standard & Poor's Financial Services LLC	Non-Guarantor Subsidiaries	Eliminations	S&P Global Inc. Consolidated
Revenue	$207	$491	$1,030	$(39)	$1,689
Expenses:
Operating-related expenses	40	103	334	(39)	438
Selling and general expenses	50	58	252	—	360
Depreciation	11	3	6	—	20
Amortization of intangibles	—	—	29	—	29
Total expenses	101	164	621	(39)	847
Gain on dispositions	(49)	—	—	—	(49)
Operating profit	155	327	409	—	891
Other (income) expense, net	(5)	—	13	—	8
Interest expense (income), net	37	—	(5)	—	32
Non-operating intercompany transactions	100	(6)	(107)	13	—
Income before taxes on income	23	333	508	(13)	851
Provision for taxes on income	16	80	93	—	189
Equity in net income of subsidiaries	622	—	—	(622)	—
Net income	$629	$253	$415	$(635)	$662
Less: net income attributable to noncontrolling interests	—	—	—	(45)	(45)
Net income attributable to S&P Global Inc.	$629	$253	$415	$(680)	$617
Comprehensive income	$632	$253	$376	$(633)	$628

	Statement of Income
	Nine Months Ended September 30, 2019
	(Unaudited)
(in millions)	S&P Global Inc.	Standard & Poor's Financial Services LLC	Non-Guarantor Subsidiaries	Eliminations	S&P Global Inc. Consolidated
Revenue	$617	$1,416	$3,047	$(116)	$4,964
Expenses:
Operating-related expenses	126	330	997	(116)	1,337
Selling and general expenses	124	222	769	—	1,115
Depreciation	33	9	19	—	61
Amortization of intangibles	—	—	92	—	92
Total expenses	283	561	1,877	(116)	2,605
Gain on dispositions	(49)	—	—	—	(49)
Operating profit	383	855	1,170	—	2,408
Other expense, net	96	—	8	—	104
Interest expense (income), net	115	—	(10)	—	105
Non-operating intercompany transactions	291	(42)	(1,444)	1,195	—
Income before taxes on income	(119)	897	2,616	(1,195)	2,199
(Benefit) provision for taxes on income	(28)	239	271	—	482
Equity in net income of subsidiaries	2,868	—	—	(2,868)	—
Net income	$2,777	$658	$2,345	$(4,063)	$1,717
Less: net income attributable to noncontrolling interests	—	—	—	(135)	(135)
Net income attributable to S&P Global Inc.	$2,777	$658	$2,345	$(4,198)	$1,582
Comprehensive income	$2,869	$658	$2,310	$(4,062)	$1,775

	Statement of Income
	Three Months Ended September 30, 2018
	(Unaudited)
(in millions)	S&P Global Inc.	Standard & Poor's Financial Services LLC	Non-Guarantor Subsidiaries	Eliminations	S&P Global Inc. Consolidated
Revenue	$196	$422	$967	$(39)	$1,546
Expenses:
Operating-related expenses	30	110	309	(39)	410
Selling and general expenses	36	79	264	—	379
Depreciation	11	2	7	—	20
Amortization of intangibles	—	—	33	—	33
Total expenses	77	191	613	(39)	842
Gain on dispositions	—	—	—	—	—
Operating profit	119	231	354	—	704
Other income, net	(5)	—	(1)	—	(6)
Interest expense (income), net	39	1	(2)	—	38
Non-operating intercompany transactions	90	(11)	(83)	4	—
Income before taxes on income	(5)	241	440	(4)	672
(Benefit) Provision for taxes on income	(65)	94	108	—	137
Equity in net income of subsidiaries	440	—	—	(440)	—
Net income	$500	$147	$332	$(444)	$535
Less: net income attributable to noncontrolling interests	—	—	—	(40)	(40)
Net income attributable to S&P Global Inc.	$500	$147	$332	$(484)	$495
Comprehensive income	$490	$147	$341	$(441)	$537

	Statement of Income
	Nine Months Ended September 30, 2018
	(Unaudited)
(in millions)	S&P Global Inc.	Standard & Poor's Financial Services LLC	Non-Guarantor Subsidiaries	Eliminations	S&P Global Inc. Consolidated
Revenue	$587	$1,318	$2,929	$(113)	$4,721
Expenses:
Operating-related expenses	105	333	962	(113)	1,287
Selling and general expenses	145	222	830	—	1,197
Depreciation	31	6	23	—	60
Amortization of intangibles	—	—	91	—	91
Total expenses	281	561	1,906	(113)	2,635
Gain on dispositions	—	—	—	—	—
Operating profit	306	757	1,023	—	2,086
Other income, net	(21)	—	(1)	—	(22)
Interest expense (income), net	105	2	(9)	—	98
Non-operating intercompany transactions	277	(54)	(1,538)	1,315	—
Income before taxes on income	(55)	809	2,571	(1,315)	2,010
(Benefit) Provision for taxes on income	(52)	240	252	—	440
Equity in net income of subsidiaries	2,804	—	—	(2,804)	—
Net income	$2,801	$569	$2,319	$(4,119)	$1,570
Less: net income attributable to noncontrolling interests	—	—	—	(123)	(123)
Net income attributable to S&P Global Inc.	$2,801	$569	$2,319	$(4,242)	$1,447
Comprehensive income	$2,781	$569	$2,274	$(4,118)	$1,506

	Balance Sheet
	September 30, 2019
	(Unaudited)
(in millions)	S&P Global Inc.	Standard & Poor's Financial Services LLC	Non-Guarantor Subsidiaries	Eliminations	S&P Global Inc. Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$509	$—	$1,487	$—	$1,996
Restricted cash	—	—	23	—	23
Accounts receivable, net of allowance for doubtful accounts	248	195	1,043	—	1,486
Intercompany receivable	588	2,598	3,798	(6,984)	—
Prepaid and other current assets	65	—	152	—	217
Total current assets	1,410	2,793	6,503	(6,984)	3,722
Property and equipment, net of accumulated depreciation	201	1	96	—	298
Right of use assets	415	2	243	—	660
Goodwill	283	—	3,225	7	3,515
Other intangible assets, net	—	—	1,427	—	1,427
Investments in subsidiaries	11,187	6	8,023	(19,216)	—
Intercompany loans receivable	227	—	1,234	(1,461)	—
Other non-current assets	215	39	313	(1)	566
Total assets	$13,938	$2,841	$21,064	$(27,655)	$10,188
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$80	$8	$100	$—	$188
Intercompany payable	5,637	52	1,295	(6,984)	—
Accrued compensation and contributions to retirement plans	116	42	169	—	327
Short-term debt	699	—	—	—	699
Income taxes currently payable	33	—	81	—	114
Unearned revenue	275	247	1,092	—	1,614
Other current liabilities	194	20	217	—	431
Total current liabilities	7,034	369	2,954	(6,984)	3,373
Long-term debt	2,966	—	—	—	2,966
Lease liabilities — non-current	396	1	218	—	615
Intercompany loans payable	209	—	1,251	(1,460)	—
Pension and other postretirement benefits	160	—	66	—	226
Other non-current liabilities	136	81	365	(1)	581
Total liabilities	10,901	451	4,854	(8,445)	7,761
Redeemable noncontrolling interest	—	—	—	2,025	2,025
Equity:
Common stock	294	—	2,378	(2,378)	294
Additional paid-in capital	60	627	9,664	(9,516)	835
Retained income	15,041	1,763	4,692	(9,442)	12,054
Accumulated other comprehensive loss	(206)	—	(524)	46	(684)
Less: common stock in treasury	(12,152)	—	(1)	—	(12,153)
Total equity - controlling interests	3,037	2,390	16,209	(21,290)	346
Total equity - noncontrolling interests	—	—	1	55	56
Total equity	3,037	2,390	16,210	(21,235)	402
Total liabilities and equity	$13,938	$2,841	$21,064	$(27,655)	$10,188

	Balance Sheet
	December 31, 2018
(in millions)	S&P Global Inc.	Standard & Poor's Financial Services LLC	Non-Guarantor Subsidiaries	Eliminations	S&P Global Inc. Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$694	$—	$1,223	$—	$1,917
Restricted cash	—	—	41	—	41
Accounts receivable, net of allowance for doubtful accounts	163	109	1,177	—	1,449
Intercompany receivable	550	2,138	2,873	(5,561)	—
Prepaid and other current assets	58	3	136	—	197
Total current assets	1,465	2,250	5,450	(5,561)	3,604
Property and equipment, net of accumulated depreciation	192	—	78	—	270
Right of use assets	—	—	—	—	—
Goodwill	261	—	3,265	9	3,535
Other intangible assets, net	—	—	1,524	—	1,524
Investments in subsidiaries	8,599	6	8,030	(16,635)	—
Intercompany loans receivable	130	—	1,643	(1,773)	—
Other non-current assets	194	45	286	—	525
Total assets	$10,841	$2,301	$20,276	$(23,960)	$9,458
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$89	$15	$107	$—	$211
Intercompany payable	4,453	32	1,076	(5,561)	—
Accrued compensation and contributions to retirement plans	125	33	196	—	354
Short-term debt	—	—	—	—	—
Income taxes currently payable	1	—	71	—	72
Unearned revenue	240	235	1,166	—	1,641
Other current liabilities	180	16	155	—	351
Total current liabilities	5,088	331	2,771	(5,561)	2,629
Long-term debt	3,662	—	—	—	3,662
Lease liabilities — non-current	—	—	—	—	—
Intercompany loans payable	114	—	1,659	(1,773)	—
Pension and other postretirement benefits	162	—	67	—	229
Other non-current liabilities	166	75	393	—	634
Total liabilities	9,192	406	4,890	(7,334)	7,154
Redeemable noncontrolling interest	—	—	—	1,620	1,620
Equity:
Common stock	294	—	2,279	(2,279)	294
Additional paid-in capital	72	618	9,784	(9,641)	833
Retained income	12,622	1,277	3,824	(6,439)	11,284
Accumulated other comprehensive loss	(299)	—	(489)	46	(742)
Less: common stock in treasury	(11,040)	—	(13)	12	(11,041)
Total equity - controlling interests	1,649	1,895	15,385	(18,301)	628
Total equity - noncontrolling interests	—	—	1	55	56
Total equity	1,649	1,895	15,386	(18,246)	684
Total liabilities and equity	$10,841	$2,301	$20,276	$(23,960)	$9,458

	Statement of Cash Flows
	Nine Months Ended September 30, 2019
	(Unaudited)
(in millions)	S&P Global Inc.	Standard & Poor's Financial Services LLC	Non-Guarantor Subsidiaries	Eliminations	S&P Global Inc. Consolidated
Operating Activities:
Net income	$2,777	$658	$2,345	$(4,063)	$1,717
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	33	9	19	—	61
Amortization of intangibles	—	—	92	—	92
Provision for losses on accounts receivable	5	1	11	—	17
Deferred income taxes	4	1	10	—	15
Stock-based compensation	17	9	27	—	53
Gain on dispositions	(49)	—	—	—	(49)
Pension settlement charge, net of taxes	85	—	—	—	85
Other	12	6	31	—	49
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(90)	(86)	126	—	(50)
Prepaid and other current assets	(20)	2	(41)	—	(59)
Accounts payable and accrued expenses	(17)	(1)	(36)	—	(54)
Unearned revenue	35	21	(83)	—	(27)
Accrued legal settlements	—	(1)	—	—	(1)
Other current liabilities	(62)	(5)	(14)	—	(81)
Net change in prepaid/accrued income taxes	49	1	8	—	58
Net change in other assets and liabilities	(56)	(3)	5		(54)
Cash provided by operating activities	2,723	612	2,500	(4,063)	1,772
Investing Activities:
Capital expenditures	(32)	(3)	(42)	—	(77)
Acquisitions, net of cash acquired	—	—	(25)	—	(25)
Proceeds from dispositions	85	—		—	85
Changes in short-term investments	—	—	(3)	—	(3)
Cash provided by/(used for) investing activities	53	(3)	(70)	—	(20)
Financing Activities:
Dividends paid to shareholders	(421)	—	—	—	(421)
Distributions to noncontrolling interest holders, net	—	—	(100)	—	(100)
Repurchase of treasury shares	(1,144)	—	—	—	(1,144)
Exercise of stock options	36	—	2	—	38
Employee withholding tax on share-based payments and other	(55)	—	(2)	—	(57)
Intercompany financing activities	(1,377)	(609)	(2,077)	4,063	—
Cash used for financing activities	(2,961)	(609)	(2,177)	4,063	(1,684)
Effect of exchange rate changes on cash	—	—	(7)	—	(7)
Net change in cash, cash equivalents, and restricted cash	(185)	—	246	—	61
Cash, cash equivalents, and restricted cash at beginning of period	694	—	1,264	—	1,958
Cash, cash equivalents, and restricted cash at end of period	$509	$—	$1,510	$—	$2,019

	Statement of Cash Flows
	Nine Months Ended September 30, 2018
	(Unaudited)
(in millions)	S&P Global Inc.	Standard & Poor's Financial Services LLC	Non-Guarantor Subsidiaries	Eliminations	S&P Global Inc. Consolidated
Operating Activities:
Net income	$2,801	$569	$2,319	$(4,119)	$1,570
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	31	6	23	—	60
Amortization of intangibles	—	—	91	—	91
Provision for losses on accounts receivable	1	1	14	—	16
Deferred income taxes	(3)	—	24		21
Stock-based compensation	21	12	40	—	73
Other	36	—	(16)	—	20
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	10	(15)	67	—	62
Prepaid and other current assets	(11)	1	11	—	1
Accounts payable and accrued expenses	(31)	(58)	(78)	—	(167)
Unearned revenue	(20)	23	(75)	—	(72)
Accrued legal settlements		—	(180)	—	(180)
Other current liabilities	(15)	(8)	5	—	(18)
Net change in prepaid/accrued income taxes	51	2	9	—	62
Net change in other assets and liabilities	(123)	23	(38)	—	(138)
Cash provided by operating activities	2,748	556	2,216	(4,119)	1,401
Investing Activities:
Capital expenditures	(63)	(14)	(11)	—	(88)
Acquisitions, net of cash acquired	—	—	(263)	—	(263)
Changes in short-term investments	—	—	5	—	5
Cash used for investing activities	(63)	(14)	(269)	—	(346)
Financing Activities:
Proceeds from issuance of senior notes, net	489	—	—	—	489
Payments on senior notes	(403)	—	—	—	(403)
Dividends paid to shareholders	(379)	—	—	—	(379)
Distributions to noncontrolling interest holders, net	—	—	(116)	—	(116)
Purchase of CRISIL shares	—	—	(25)	—	(25)
Repurchase of treasury shares	(1,108)	—	—	—	(1,108)
Exercise of stock options	18	—	6	—	24
Employee withholding tax on share-based payments and other	(61)	—	—	—	(61)
Intercompany financing activities	(968)	(542)	(2,609)	4,119	—
Cash used for financing activities	(2,412)	(542)	(2,744)	4,119	(1,579)
Effect of exchange rate changes on cash	(14)	—	(38)	—	(52)
Net change in cash, cash equivalents, and restricted cash	259	—	(835)	—	(576)
Cash, cash equivalents, and restricted cash at beginning of period	632	—	2,147	—	2,779
Cash, cash equivalents, and restricted cash at end of period	$891	$—	$1,312	$—	$2,203

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

The following Management's Discussion and Analysis (“MD&A”) provides a narrative of the results of operations and financial condition of S&P Global Inc. (together with its consolidated subsidiaries, "S&P Global," the “Company,” “we,” “us” or “our”) for the three and nine months ended September 30, 2019. The MD&A should be read in conjunction with the consolidated financial statements, accompanying notes and MD&A included in our Form 10-K for the year ended December 31, 2018 (our “Form 10-K”), which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The MD&A includes the following sections:

•	Overview

•	Results of Operations — Comparing the Three and Nine Months Ended September 30, 2019 and 2018

•	Liquidity and Capital Resources

•	Reconciliation of Non-GAAP Financial Information

•	Critical Accounting Estimates

•	Recently Issued or Adopted Accounting Standards

•	Forward-Looking Statements

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
Key results for the periods ended September 30 are as follows:

(in millions, except per share amounts)	Three Months			Nine Months
	2019	2018	% Change [1]	2019	2018	% Change [1]
Revenue	$1,689	$1,546	9%	$4,964	$4,721	5%
Operating profit [2]	$891	$704	27%	$2,408	$2,086	15%
Operating margin %	53%	46%		49%	44%
Diluted earnings per share from net income	$2.50	$1.95	28%	$6.40	$5.70	12%

[1]	% changes in the tables throughout the MD&A are calculated off of the actual number, not the rounded number presented.
2 Operating profit for the three and nine months ended September 30, 2019 includes a gain on the sale of SPIAS and RigData of $22 million and $27 million, respectively. The nine months ended September 30, 2019 includes employee severance charges of $20 million and a lease impairment of $5 million. Additionally, operating profit for the three and nine months ended September 30, 2019 includes Kensho retention related expense of $6 million and $17 million, respectively. Operating profit for the three and nine months ended September 30, 2018 includes Kensho retention related expense of $11 million and $23 million, respectively, lease impairments of $11 million and restructuring charges related to a business disposition and employee severance charges of $9 million. Operating profit for the nine months ended September 30, 2018 includes legal settlement expenses of $73 million. Operating profit also includes amortization of intangibles from acquisitions of $29 million and $92 million for the three and nine months ended September 30, 2019, respectively and $33 million and $91 million for the three and nine months ended September 30, 2018, respectively.

Three Months

Revenue increased 9% driven by increases at all of our reportable segments. Revenue growth at Ratings was driven by higher corporate bond ratings revenue and higher bank loan ratings revenue. Revenue growth at Indices was favorably impacted by the buyout of the balance of intellectual property rights in a family of indices from one of our co-marketing and index development partners in the fourth quarter of 2018 and a retrospective fee for previously unlicensed and unreported index usage. Revenue growth at Market Intelligence was driven by annualized contract value growth in Market Intelligence Desktop products, Data Management Solutions and Credit Risk Solutions. The increase at Platts was primarily due to continued demand for market data and price assessment products. Foreign exchange rates had an unfavorable impact of less than 1 percentage point.

Operating profit increased 27%, with a favorable impact from foreign exchange rates of less than 1 percentage point. Excluding the favorable impact of a gain on our dispositions of 8 percentage points, lease impairment charges in 2018 of 2 percentage points, higher employee severance charges in 2018 of 1 percentage point, higher Kensho retention related expense in 2018 of 1 percentage point and lower amortization of intangibles in 2019 of 1 percentage point, operating profit increased 14%. The increase was primarily due to revenue growth at all of our reportable segments, partially offset by higher incentive costs at Ratings, higher technology costs and higher compensation costs driven by annual merit increases and additional headcount.

Nine Months

Revenue increased 5% driven by increases at all of our reportable segments. The increase at Market Intelligence was driven by annualized contract value growth in the Market Intelligence Desktop, Credit Risk Solutions and Data Management Solutions products. Revenue growth at Ratings was driven by an increase in corporate bond ratings revenue, partially offset by lower bank loan ratings revenue. Revenue growth at Indices was favorably impacted by the buyout of the balance of intellectual property rights in a family of indices from one of our co-marketing and index development partners in the fourth quarter of 2018, retrospective fees for previously unlicensed and unreported index usage and a benefit related to recent contract renegotiations. The increase at Platts was primarily due to continued demand for market data and price assessment products. Foreign exchange rates had an unfavorable impact of 1 percentage point.

Operating profit increased 15%, with a favorable impact from foreign exchange rates of less than 1 percentage point. Excluding the impact of higher legal settlement expenses in 2018 of 4 percentage points and a gain on our dispositions of 3 percentage points, partially offset by higher employee severance charges in 2019 of 1 percentage point, operating profit increased 9%. The increase was primarily due to revenue growth at all of our reportable segments and decreased expenses at Corporate Unallocated driven by a $20 million reduction in contributions made to the S&P Global Foundation in 2018. These increases to operating profit were partially offset by increased expenses in 2019 from the acquisition of Kensho in April of 2018, higher technology costs and higher compensation costs driven by annual merit increases and additional headcount.

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

RESULTS OF OPERATIONS — COMPARING THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

Consolidated Review

(in millions)	Three Months			Nine Months
	2019	2018	% Change	2019	2018	% Change
Revenue	$1,689	$1,546	9%	$4,964	$4,721	5%
Total Expenses:
Operating-related expenses	438	410	7%	1,337	1,287	4%
Selling and general expenses	360	379	(5)%	1,115	1,197	(7)%
Depreciation and amortization	49	53	(8)%	153	151	2%
Total expenses	847	842	1%	2,605	2,635	(1)%
Gain on dispositions	(49)	—	N/M	(49)	—	N/M
Operating profit	891	704	27%	2,408	2,086	15%
Other expense (income), net	8	(6)	N/M	104	(22)	N/M
Interest expense, net	32	38	(16)%	105	98	7%
Provision for taxes on income	189	137	38%	482	440	9%
Net income	662	535	24%	1,717	1,570	9%
Less: net income attributable to noncontrolling interests	(45)	(40)	(14)%	(135)	(123)	(10)%
Net income attributable to S&P Global Inc.	$617	$495	25%	$1,582	$1,447	9%

Revenue

The following table provides consolidated revenue information for the periods ended September 30:

(in millions)	Three Months			Nine Months
	2019	2018	% Change	2019	2018	% Change
Revenue	$1,689	$1,546	9%	$4,964	$4,721	5%

Subscription revenue	$713	$685	4%	$2,117	$1,978	7%
Non-transaction revenue	355	347	3%	1,043	1,058	(1)%
Non-subscription / transaction revenue	414	331	25%	1,187	1,112	7%
Asset-linked fees	153	136	13%	464	411	13%
Sales usage-based royalties	54	47	14%	153	162	(6)%

% of total revenue:
Subscription revenue	42%	44%		43%	42%
Non-transaction revenue	21%	22%		21%	22%
Non-subscription / transaction revenue	25%	22%		24%	24%
Asset-linked fees	9%	9%		9%	9%
Sales usage-based royalties	3%	3%		3%	3%

U.S. revenue	$1,013	$934	8%	$2,974	$2,850	4%
International revenue:
European region	419	378	11%	1,212	1,159	5%
Asia	174	160	9%	522	473	10%
Rest of the world	83	74	12%	256	239	7%
Total international revenue	$676	$612	11%	$1,990	$1,871	6%
% of total revenue:
U.S. revenue	60%	60%		60%	60%
International revenue	40%	40%		40%	40%

Three Months

Subscription revenue increased primarily from growth in Market Intelligence's average contract values and continued demand for Platt's proprietary content. Higher data subscription revenue at Indices also contributed to subscription revenue growth. Non-transaction revenue increased primarily due to higher surveillance revenue as well as higher entity credit ratings revenue, partially offset by a decline in Ratings Evaluation Service activity. Non-subscription / transaction revenue increased driven by an increase in corporate bond ratings revenue and bank loan ratings revenue at Ratings. Asset-linked fees was favorably impacted by the buyout of the balance of intellectual property rights in a family of indices from one of our co-marketing and index development partners in the fourth quarter of 2018 and a retrospective fee for previously unlicensed and unreported index usage. Additionally, asset linked fees increased due to the impact of higher levels of assets under management for ETFs and mutual funds at Indices. The increase in sales-usage based royalties was primarily driven by higher exchange-traded derivative volumes at Indices. See “Segment Review” below for further information.

The unfavorable impact of foreign exchange rates reduced revenue by less than 1 percentage point. This impact refers to constant currency comparisons estimated by recalculating current year results of foreign operations using the average exchange rate from the prior year.

Nine Months

Subscription revenue increased primarily from growth in Market Intelligence's average contract values and continued demand for Platt's proprietary content. Higher data subscription revenue at Indices also contributed to subscription revenue growth. Non-transaction revenue decreased primarily due to the unfavorable impact from foreign exchange rates. Non-transaction revenue benefited from increases in surveillance revenue partly due to new entities rated in 2018 and higher royalty revenue, partially offset by a decline in Ratings Evaluation Service activity and a decrease at CRISIL, primarily within the risk and analytics sector. Non-subscription / transaction revenue increased driven by an increase in corporate bond ratings revenue, partially offset by a decline in bank loan ratings revenue at Ratings. Asset-linked fees was favorably impacted by the buyout of the balance of intellectual property rights in a family of indices from one of our co-marketing and index development partners in the fourth quarter of 2018, retrospective fees for previously unlicensed and unreported index usage and a benefit related to recent contract renegotiations. Additionally, asset linked fees increased due to the impact of higher levels of assets under management for ETFs and mutual funds at Indices. The decline in sales-usage based royalties was primarily driven by lower exchange-traded derivative volumes at Indices in the first quarter of 2019. See “Segment Review” below for further information.

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

Total Expenses

The following tables provide an analysis by segment of our operating-related expenses and selling and general expenses for the periods ended September 30:

Three Months

(in millions)	2019		2018		% Change
	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses
Ratings	$204	$104	$190	$107	7%	(2)%
Market Intelligence [1]	171	144	157	138	9%	4%
Platts	53	49	54	45	(1)%	8%
Indices	33	36	32	33	2%	10%
Intersegment eliminations [2]	(32)	—	(32)	—	1%	N/M
Total segments	429	333	401	323	7%	3%
Corporate Unallocated expense [3]	9	27	9	56	1%	(52)%
Total	$438	$360	$410	$379	7%	(5)%
N/M - not meaningful

[1]	In 2018, selling and general expenses include restructuring charges related to a business disposition and employee severance charges of $2 million.

[2]	Intersegment eliminations primarily relate to a royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings.
3 In 2019, selling and general expenses include Kensho retention related expense of $6 million. In 2018, selling and general expenses include Kensho retention related expense of $11 million, lease impairments of $11 million, and employee severance charges of $7 million.

Operating-Related Expenses

Operating-related expenses increased 7% driven by increases at Market Intelligence and Ratings. The increase at Market Intelligence was primarily due to higher technology costs, higher compensation costs and an increase in intersegment royalties tied to annualized contract value growth. Ratings increased due to an increase in incentive costs and higher compensation costs partially related to additional headcount from the acquisition of the Global Technology Center in India in July of 2019, partially offset by lower professional fees.

Intersegment eliminations primarily relate to a royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings.

Selling and General Expenses

Selling and general expenses decreased 5%. Excluding the favorable impact of lease impairment charges in 2018 of 3 percentage points, higher employee severance charges in 2018 of 2 percentage points and higher Kensho retention related expense in 2018 of 1 percentage point, selling and general expenses increased 2%. This increase was primarily driven by increases at Market Intelligence, Platts and Indices, partially offset by decreases at Corporate and Ratings. Market Intelligence and Platts increased primarily due to higher technology costs and Indices increased due to higher legal expenses. These increases were offset by a decrease in expenses at Kensho and a reduction in legal fees at Ratings.

Depreciation and Amortization

Depreciation and amortization decreased 8% compared to the three months ended September 30, 2018 due to a decrease in amortization expense primarily related to assets being fully amortized at Platts and a revision of the expected lives of customer relationships at Kensho at the end of 2018.

Nine Months

(in millions)	2019		2018		% Change
	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses
Ratings [1]	$626	$344	$622	$404	1%	(15)%
Market Intelligence [2]	513	431	492	405	4%	6%
Platts[3]	163	146	155	146	5%	—%
Indices	101	104	95	98	6%	6%
Intersegment eliminations [4]	(95)	—	(92)	—	(3)%	N/M
Total segments	1,308	1,025	1,272	1,053	3%	(3)%
Corporate Unallocated expense [5]	29	90	15	144	76%	(37)%
Total	$1,337	$1,115	$1,287	$1,197	4%	(7)%

[1]	In 2019, selling and general expenses include employee severance charges of $11 million. In 2018, selling and general expenses include legal settlement expenses of $73 million.

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
5 In 2019, selling and general expenses include Kensho retention related expense of $17 million, employee severance charges of $7 million and a lease impairment of $5 million. In 2018, selling and general expenses include Kensho retention related expense of $23 million, lease impairments of $11 million and employee severance charges of $7 million.

Operating-Related Expenses

Operating-related expenses increased 4% driven by the acquisition of Kensho in April of 2018 and increases at all of our reportable segments. The increase at Market Intelligence was due to higher technology costs, higher compensation costs and an increase in intersegment royalties tied to annualized contract value growth. Platts increased due to higher compensation costs primarily related to annual merit increases and higher costs to support business initiatives. The increase at Indices was primarily related to increased costs to support revenue growth and business initiatives and higher compensation costs. Ratings increased due to an increase in incentive costs and higher compensation costs partially related to additional headcount from the acquisition of the Global Technology Center in India in July of 2019, partially offset by lower professional fees.

Intersegment eliminations primarily relate to a royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings.

Selling and General Expenses

Selling and general expenses decreased 7%. Excluding the impact of legal settlement expenses in 2018 of 6 percentage points and higher lease impairment charges in 2018 of 1 percentage point, partially offset by the unfavorable impact of higher employee severance charges in 2019 of 1 percentage point, selling and general expenses decreased 1%. This decrease was primarily driven by a $20 million contribution made by the Company to the S&P Global Foundation in 2018 and a decrease in expenses at Kensho, partially offset by an increase at Market Intelligence due to higher technology and compensation costs.

Depreciation and Amortization

Depreciation and amortization increased 2% compared to the nine months ended September 30, 2018 due to an increase in amortization expense from the acquisition of Kensho in April of 2018, partially offset by a decrease at Platts related to assets being fully amortized.

Gain on Dispositions
During the three and nine months ended September 30, 2019, we completed the following transactions that resulted in a pre-tax gain of $49 million in gain on dispositions in the consolidated statement of income:

•
In July of 2019, we completed the sale of RigData, a business within our Platts segment, to Drilling Info, Inc. RigData is a provider of daily information on rig activity for the natural gas and oil markets across North America. During the three and nine months ended September 30, 2019, we recorded a pre-tax gain of $27 million ($26 million after-tax) in gain on dispositions in the consolidated statement of income related to the sale of RigData.

•
In March of 2019, we entered into an agreement to sell Standard & Poor's Investment Advisory Services LLC  ("SPIAS"), a business within our Market Intelligence segment, to Goldman Sachs Asset Management ("GSAM"). SPIAS provides non-discretionary investment advice across institutional sub-advisory and intermediary distribution channels globally. On July 1, 2019, we completed the sale of SPIAS to GSAM. During the three and nine months ended September 30, 2019, we recorded a pre-tax gain of $22 million ($12 million after-tax) in gain on dispositions in the consolidated statement of income related to the sale of SPIAS.

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
The table below reconciles segment operating profit to total operating profit for the periods ended September 30:

Three Months

(in millions)	2019	2018	% Change
Ratings [1]	$472	$395	19%
Market Intelligence [2]	171	147	17%
Platts [3]	132	98	35%
Indices [4]	161	135	19%
Total segment operating profit	936	775	21%
Corporate Unallocated [5]	(45)	(71)	36%
Total operating profit	$891	$704	27%

[1]	2018 include amortization of intangibles from acquisitions of $1 million.

[2]
2019 includes a gain on the sale of SPIAS of $22 million. 2018 includes restructuring charges related to a business disposition and employee severance charges of $2 million. 2019 and 2018 include amortization of intangibles from acquisitions of $19 million.

[3]	2019 includes a gain on the sale of RigData of $27 million. 2019 and 2018 include amortization of intangibles from acquisitions of $2 million and $4 million, respectively.

[4]	2019 and 2018 include amortization of intangibles from acquisitions of $1 million.

[5]
2019 includes Kensho retention related expense of $6 million and amortization of intangibles from acquisitions of $7 million. 2018 includes Kensho retention related expense of $11 million, lease impairments of $11 million, employee severance charges of $7 million and amortization of intangibles from acquisitions of $8 million.

Segment Operating Profit — Increased 21% as compared to 2018. Excluding the favorable impact of a gain on our dispositions in 2019 of 7 percentage points and higher employee severance charges in 2018 of 1 percentage point, operating profit increased 13%. The increase was primarily due to an increase in revenue at all of our reportable segments, partially offset by increased costs at Market Intelligence and Ratings. See “Segment Review” below for further information.

Corporate Unallocated — Corporate Unallocated includes costs for corporate functions, select initiatives, unoccupied office space and Kensho, included in selling and general expenses, and Kensho revenue in 2018. Corporate Unallocated improved 36% compared to 2018. Excluding the favorable impact of lease impairment charges in 2018 of 14 percentage points, higher employee severance charges in 2018 of 9 percentage points, lower Kensho retention related expense in 2019 of 6 percentage points and lower deal-related amortization in 2019 of 2 percentage points, Corporate Unallocated improved 5% driven by a reduction in professional fees.

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

Nine Months

(in millions)	2019	2018	% Change
Ratings [1]	$1,290	$1,173	10%
Market Intelligence [2]	462	384	20%
Platts [3]	333	285	17%
Indices [4]	473	420	13%
Total segment operating profit	2,558	2,262	13%
Corporate Unallocated [5]	(150)	(176)	15%
Total operating profit	$2,408	$2,086	15%

[1]	2019 includes employee severance charges of $11 million and 2018 includes legal settlement expenses of $73 million. 2019 and 2018 include amortization of intangibles from acquisitions of $2 million.

[2]
2019 includes a gain on the sale of SPIAS of $22 million and employee severance charges of $1 million. 2018 includes restructuring charges related to a business disposition and employee severance charges of $2 million. 2019 and 2018 include amortization of intangibles from acquisitions of $56 million and $55 million, respectively.

[3]
2019 includes a gain on the sale of RigData of $27 million and employee severance charges of $1 million. 2019 and 2018 include amortization of intangibles from acquisitions of $9 million and $13 million, respectively.

[4]	2019 and 2018 include amortization of intangibles from acquisitions of $4 million.

[5]
2019 includes Kensho retention related expense of $17 million, employee severance charges of $7 million, a lease impairment charge of $5 million and amortization of intangibles from acquisitions of $21 million. 2018 includes Kensho retention related expense of $23 million, lease impairments of $11 million, employee severance charges of $7 million and amortization of intangibles from acquisitions of $17 million.

Segment Operating Profit — Increased 13% as compared to 2018. Excluding the impact of higher legal settlement expenses in 2018 of 4 percentage points and a gain on our dispositions in 2019 of 2 percentage points, partially offset by the unfavorable impact of higher employee severance charges in 2019 of 1 percentage point, operating profit increased 8%. This increase was primarily driven by an increase in revenue at all of our reportable segments, partially offset by increased costs at Market Intelligence. See “Segment Review” below for further information.

Corporate Unallocated — Corporate Unallocated includes costs for corporate functions, select initiatives, unoccupied office space and Kensho, included in selling and general expenses, and Kensho revenue in 2018. Corporate Unallocated improved 15% compared to 2018. Excluding the favorable impact of higher lease impairment charges in 2018 of 1 percentage point and lower Kensho retention related expense in 2019 of 1 percentage point, partially offset by the unfavorable impact of higher deal-related amortization in 2019 of 1 percentage point, corporate unallocated improved 16% primarily driven by a $20 million contribution made by the Company to the S&P Global Foundation in 2018 and a reduction in professional fees.

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

Other Expense (Income), net

Other expense (income), net primarily includes the net periodic benefit cost for our retirement and post retirement plans. Other expense, net was $8 million and other income, net was $6 million for the three months ended September 30, 2019 and 2018, respectively, primarily due to a higher loss on investments for the three months ended September 30, 2019 compared to 2018. During the first quarter of 2019, the Company purchased a group annuity contract under which an insurance company assumed the Company’s obligation to pay pension benefits to approximately 4,600 retirees and beneficiaries. This purchase eliminates all future investment or mortality risk associated with these retirees. The purchase of this group annuity contract was funded with pension plan assets. As a result, the Company’s outstanding pension benefit obligation was reduced by approximately $370 million, representing approximately 24% of the total obligations of the Company’s qualified pension plans. In connection with this transaction, the Company recorded a pre-tax settlement charge of $113 million, reflecting the accelerated recognition of a portion of unamortized actuarial losses in the plan. Other expense, net was $104 million for the first nine months of 2019 and other income, net was $22 million for the first nine months of 2018. Excluding this pension settlement charge, other income, net was $8 million and $22 million for nine months ended September 30, 2019 and 2018, respectively, due to a higher loss on investments for the nine months ended September 30, 2019 compared to 2018.

Interest Expense, net

Net interest expense decreased 16% compared to the three months ended September 30, 2018 driven by the release of reserves for accrued interest in 2019 related to the resolution of various tax audits. Net interest expense increased 7% compared to the nine months ended September 30, 2018 driven by the release of reserves for accrued interest in 2018 related to the resolution of various tax audits.

Provision for Income Taxes

The effective income tax rate was 22.2% and 20.4% for the three months ended September 30, 2019 and September 30, 2018, respectively. Provisional tax expense was originally recorded upon enactment of the Tax Cuts and Jobs Act in December of 2017. A favorable adjustment to that provisional estimate was recorded during the three months ended September 30, 2018. Primarily as a result of this favorable adjustment, the effective income tax rate for the three months ended September 30, 2019 increased as compared to the three months ended September 30, 2018. The effective tax rate was 21.9% for both the nine months ended September 30, 2019 and September 30, 2018.

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

Non-transaction revenue primarily includes fees for surveillance of a credit rating, annual fees for customer relationship-based pricing programs, fees for entity credit ratings and global research and analytics at CRISIL. Non-transaction revenue also includes an intersegment royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings. Royalty revenue was $30 million and $87 million for the three and nine months ended September 30, 2019, respectively, and $28 million and $81 million for the three and nine September 30, 2018, respectively.

The following table provides revenue and segment operating profit information for the periods ended September 30:

(in millions)	Three Months			Nine Months
	2019	2018	% Change	2019	2018	% Change
Revenue	$789	$700	13%	$2,286	$2,223	3%

Transaction revenue [1]	$402	$321	25%	$1,148	$1,073	7%
Non-transaction revenue [1]	$387	$379	2%	$1,138	$1,150	(1)%
% of total revenue:
Transaction revenue	51%	46%		50%	48%
Non-transaction revenue	49%	54%		50%	52%

U.S. revenue	$457	$400	14%	$1,309	$1,266	3%
International revenue	$332	$300	11%	$977	$957	2%
% of total revenue:
U.S. revenue	58%	57%		57%	57%
International revenue	42%	43%		43%	43%

Operating profit [2]	$472	$395	19%	$1,290	$1,173	10%
Operating margin %	60%	56%		56%	53%

[1]
In the third quarter of 2019, we reevaluated our transaction and non-transaction revenue presentation which resulted in a reclassification from transaction revenue to non-transaction revenue of $7 million for the first, second and third quarters of 2019 and 2018 and $21 million for the nine months ended September 30, 2019 and 2018.

[2]
Operating profit for the nine months ended September 30, 2019 and 2018 includes employee severance charges of $11 million and legal settlement expenses of $73 million, respectively. Operating profit also includes amortization of intangibles from acquisitions of $1 million for the three months ended September 30, 2018 and $2 million for the nine months ended September 30, 2019 and 2018.

Three Months

Revenue increased 13%, with a 1 percentage point unfavorable impact from foreign exchange rates. Transaction revenue increased due to higher corporate bond ratings revenue primarily driven by an increase in U.S. investment grade and high-yield corporate bond issuance volumes mainly resulting from historically low borrowing costs. Higher bank loan ratings revenue driven by higher issuance volumes in the U.S. also contributed to transaction revenue growth. These increases in transaction revenue were partially offset by a decrease in structured finance revenue driven primarily by decreased U.S. collateralized loan obligations ("CLO") and U.S. commercial mortgage-backed securities ("CMBS") issuance. Non-transaction revenue increased primarily due to higher surveillance revenue as well as higher entity credit ratings revenue, partially offset by a decline in Ratings Evaluation Service activity. Transaction and non-transaction revenue also benefited from improved contract terms across product categories.

Operating profit increased 19%, with a 1 percentage point unfavorable impact from foreign exchange rates. This increase was primarily due to the increase in revenue discussed above combined with lower professional fees and a reduction in legal expenses, partially offset by an increase in incentive costs and higher compensation costs partially related to additional headcount from the acquisition of the Global Technology Center in India in July of 2019. See Note 2 - Acquisitions and Divestitures for further discussion.

Nine Months

Revenue increased 3%, with a 1 percentage point unfavorable impact from foreign exchange rates. Transaction revenue increased due to higher corporate bond ratings revenue primarily driven by an increase in U.S. investment grade and high-yield corporate bond issuance volumes, partially offset by lower bank loan ratings revenue mainly driven by reduced issuance volumes in the U.S. during the first half of 2019. Additionally, transaction revenue was unfavorably impacted by a decrease in structured finance revenue driven mainly by decreased CLO and CMBS issuance. Non-transaction revenue decreased primarily due to the unfavorable impact from foreign exchange rates. Non-transaction revenue benefited from increases in surveillance revenue partly due to new entities rated in 2018 and higher royalty revenue, partially offset by a decline in Ratings Evaluation Service activity and a decrease at CRISIL, primarily within the risk and analytics sector. Transaction and non-transaction revenue also benefited from improved contract terms across product categories.

Operating profit increased 10%, with a 1 percentage point unfavorable impact from foreign exchange rates. Excluding the impact of higher legal settlement expenses in 2018 of 7 percentage points, partially offset by the unfavorable impact of higher employee severance charges in 2019 of 1 percentage point, operating profit increased 5%. This increase was primarily due to the increase in revenue discussed above combined with lower professional fees and a reduction in legal expenses, partially offset by an increase in incentive costs and an increase in costs related to the development of the Global Technology Center in India acquired in July 2019. See Note 2 - Acquisitions and Divestitures for further discussion.

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

	Third Quarter Compared to Prior Year			Year-to-Date Compared to Prior Year
Corporate Bond Issuance *	U.S.	Europe	Global	U.S.	Europe	Global
High-yield issuance	43%	61%	70%	29%	5%	27%
Investment-grade issuance	33%	(10)%	15%	8%	(8)%	7%
Total issuance	34%	(3)%	19%	11%	(7)%	9%

*	Includes Industrials and Financial Services.

•
Corporate issuance in the U.S. was up in the quarter and the first nine months driven by a strong double-digit increase in high-yield issuance as accommodating views from the U.S. Federal Reserve regarding interest rates throughout 2019 moved investors toward more fixed-rate debt. Strength was also seen in investment grade issuance as issuers were taking advantage of historically low borrowing costs. The decline in corporate issuance in Europe for the quarter and year-to-date was mainly driven by uncertainty in the European markets primarily related to Brexit.

	Third Quarter Compared to Prior Year			Year-to-Date Compared to Prior Year
Structured Finance Issuance	U.S.	Europe	Global	U.S.	Europe	Global
Asset-backed securities (“ABS”)	8%	19%	7%	(6)%	(26)%	(5)%
Structured credit (primarily CLOs)	(47)%	(44)%	(46)%	(46)%	(40)%	(44)%
Commercial mortgage-backed securities (“CMBS”)	(7)%	55%	(9)%	(4)%	(20)%	(7)%
Residential mortgage-backed securities (“RMBS”)	104%	(9)%	22%	59%	(12)%	19%
Covered bonds	*	(25)%	(12)%	*	11%	8%
Total issuance	(11)%	(20)%	(12)%	(16)%	(5)%	(10)%

*	Represents no activity in 2019 and 2018.

•
ABS issuance was up in the U.S. for the quarter driven by strength in auto transactions and Europe increased due to a higher number of deals, although from a low 2018 base. ABS issuance in the U.S. was down for the first nine months of the year reflecting a decline in student loan and credit card transactions. ABS issuance was down in Europe for the first nine months of the year reflecting uncertainty caused by regulation introducing a new framework for simple, transparent and standardized ("STS") securitizations effective January 1, 2019, and a decline in auto transactions.

•	Issuance was down in the U.S and European structured credit markets driven by a decline in CLO transactions.

•
CMBS issuance in the U.S. was down in the quarter and first nine months of the year reflecting decreased market volume primarily attributable to fewer single asset single borrower deals. CMBS issuance in Europe was up in the quarter reflecting increased market volume, although from a low 2018 base.

•
RMBS issuance was up in the U.S. reflecting increased market volume primarily driven by nonqualified mortgages. RMBS issuance was down in Europe reflecting uncertainty caused by regulations introducing a new framework for STS securitizations effective January 1, 2019.

•
Covered bond (debt securities backed by mortgages or other high-quality assets that remain on the issuer's balance sheet) issuance in Europe was down for the quarter driven by difficult market conditions and up for the first nine months of the year partially due to the impact of new regulations bringing consistency across countries within Europe and from the European Central Bank's covered bond asset purchase program.

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

In March of 2019, we entered into an agreement to sell Standard & Poor's Investment Advisory Services LLC  ("SPIAS"), a business within our Market Intelligence segment, to Goldman Sachs Asset Management ("GSAM"). SPIAS provides non-discretionary investment advice across institutional sub-advisory and intermediary distribution channels globally. On July 1, 2019, we completed the sale of SPIAS to GSAM. During the three and nine months ended September 30, 2019, we recorded a pre-tax gain of $22 million ($12 million after-tax) in gain on dispositions in the consolidated statement of income related to the sale of SPIAS.

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

The following table provides revenue and segment operating profit information for the periods ended September 30:

(in millions)	Three Months			Nine Months
	2019	2018	% Change	2019	2018	% Change
Revenue	$488	$466	5%	$1,457	$1,355	8%

Subscription revenue	$477	$453	5%	$1,416	$1,309	8%
Non-subscription revenue	$10	$8	13%	$31	$31	—%
Asset-linked fees	$1	$5	(85)%	$10	$15	(35)%
% of total revenue:
Subscription revenue	98%	97%		97%	97%
Non-subscription revenue	2%	2%		2%	2%
Asset-linked fees	—%	1%		1%	1%

U.S. revenue	$301	$300	—%	$912	$877	4%
International revenue	$187	$166	13%	$545	$478	14%
% of total revenue:
U.S. revenue	62%	64%		63%	65%
International revenue	38%	36%		37%	35%

Operating profit [1]	$171	$147	17%	$462	$384	20%
Operating margin %	35%	31%		32%	28%
Note - In the fourth quarter of 2018, Trucost was transferred from Indices to Market Intelligence and historical reporting was retroactively revised to reflect the change.

[1]
Operating profit for the three and nine months ended September 30, 2019 includes a gain on the disposition of SPIAS of $22 million and employee severance charges of $1 million for the nine months ended September 30, 2019. Operating profit for the three and nine months ended September 30, 2018 includes restructuring charges related to a business disposition and employee severance charges of $2 million. Operating profit includes amortization of intangibles from acquisitions of $19 million for the three months ended September 30, 2019 and 2018 and $56 million and $55 million for the nine months ended September 30, 2019 and 2018, respectively.

Three Months

Revenue increased 5% and was unfavorably impacted by less than 1 percentage point from the net impact of a recent acquisition and disposition. Excluding the impact of the acquisition and disposition, revenue increased driven by growth in annualized contract values in the Market Intelligence Desktop products, certain of our Data feed products and CUSIP within Data Management Solutions, and RatingsXpress® and RatingsDirect®. Excluding the impact of the acquisition and disposition which unfavorably impacted Desktop revenue growth by 2 percentage points, revenue growth at Data Management Solutions, Credit Risk Solutions and Desktop was 8%, 5% and 5%, respectively. Foreign exchange rates had an unfavorable impact of less than 1 percentage point. Revenue was unfavorably impacted by the disposition of SPIAS in July of 2019 and favorably impacted by the transfer of Kensho revenue from Corporate in January of 2019. See Note 1 - Nature of Operations and Basis of Presentation and Note 2 - Acquisitions and Divestitures for further discussion.

Operating profit increased 17%, with a 1 percentage point favorable impact from foreign exchange rates. Excluding the favorable impact of the gain on the disposition of SPIAS of 15 percentage points, employee severance charges in 2018 of 1 percentage point and restructuring charges related to a business disposition in 2018 of 1 percentage point, operating profit remained unchanged. Revenue growth was offset by an increase in technology costs, higher compensation costs primarily driven by additional headcount and an increase in intersegment royalties tied to annualized contract value growth.

Nine Months

Revenue increased 8% and was favorably impacted by 1 percentage point from the net impact of recent acquisitions and a disposition. Excluding the impact of the acquisitions and disposition, revenue increased driven by growth in annualized contract values in the Market Intelligence Desktop products, RatingsXpress® and RatingsDirect®, and certain of our Data feed products and CUSIP within Data Management Solutions. Excluding the impact of the acquisitions and disposition which favorably impacted Desktop revenue growth by less than 1 percentage point, revenue growth at Data Management Solutions, Credit Risk Solutions and Desktop

was 11%, 9% and 5%, respectively. Foreign exchange rates had an unfavorable impact of less than one percentage point. Revenue was favorably impacted by the acquisitions of Panjiva Inc. and RateWatch in February of 2018 and June of 2018, respectively, and the transfer of Kensho revenue from Corporate in January of 2019, and unfavorably impacted by the disposition of SPIAS in July of 2019. See Note 1 - Nature of Operations and Basis of Presentation and Note 2 - Acquisitions and Divestitures for further discussion.

Operating profit increased 20%, with a 3 percentage point favorable impact from foreign exchange rates. Excluding the favorable impact of the gain on the disposition of SPIAS of 7 percentage points, operating profit increased 13%. The increase was primarily due to revenue growth, partially offset by an increase in technology costs, higher compensation costs primarily driven by additional headcount and an increase in intersegment royalties tied to annualized contract value growth.

Platts

Platts is the leading independent provider of information and benchmark prices for the commodity and energy markets. Platts provides essential price data, analytics, and industry insight enabling the commodity and energy markets to perform with greater transparency and efficiency.

On July 31, 2019, we completed the sale of RigData, a business within our Platts segment, to Drilling Info, Inc. RigData is a provider of daily information on rig activity for the natural gas and oil markets across North America. During the three and nine months ended September 30, 2019, we recorded a pre-tax gain of $27 million ($26 million after-tax) in gain on dispositions in the consolidated statement of income related to the sale of RigData.

Platts' revenue is generated primarily through the following sources:

•	Subscription revenue — primarily from subscriptions to our real-time news, market data and price assessments, along with other information products;

•	Sales usage-based royalties — primarily from licensing of our proprietary market price data and price assessments to commodity exchanges; and

•	Non-subscription revenue — conference sponsorship, consulting engagements, and events.
The following table provides revenue and segment operating profit information for the periods ended September 30:

(in millions)	Three Months			Nine Months
	2019	2018	% Change	2019	2018	% Change
Revenue	$212	$204	4%	$632	$604	5%

Subscription revenue	$194	$188	3%	$579	$556	4%
Sales usage-based royalties	$16	$14	18%	$45	$40	12%
Non-subscription revenue	$2	$2	25%	$8	$8	(6)%
% of total revenue:
Subscription revenue	91%	92%		92%	92%
Sales usage-based royalties	8%	7%		7%	7%
Non-subscription revenue	1%	1%		1%	1%

U.S. revenue	$72	$70	2%	$212	$210	1%
International revenue	$140	$134	5%	$420	$394	6%
% of total revenue:
U.S. revenue	34%	34%		34%	35%
International revenue	66%	66%		66%	65%

Operating profit [1]	$132	$98	35%	$333	$285	17%
Operating margin %	62%	48%		53%	47%

[1]
Operating profit for the three and nine months ended September 30, 2019 includes a gain on the disposition of RigData of $27 million and employee severance charges of $1 million for the nine months ended September 30, 2019. Operating profit includes amortization of intangibles from acquisitions of $2 million and $4 million, for the three months ended September 30, 2019 and 2018, respectively, and $9 million and $13 million for the nine months ended September 30, 2019 and 2018, respectively.

Three Months

Revenue increased 4% and was unfavorably impacted by 1 percentage point from the net impact of recent acquisitions and a disposition. Excluding the acquisitions and disposition, revenue increased due to continued demand for market data and price assessment products driven by both expanded product offerings to our existing customers combined with enhanced contract terms. Additionally, revenue growth was driven by an increase in sales usage-based royalties from the licensing of our proprietary market price data and price assessments to commodity exchanges mainly due to increased trading volumes in Fuel Oil, Gasoil, LNG and Iron Ore. Demand for market data and price assessment products was driven by international customers. Petroleum continues to be the most significant revenue driver, with power & gas, metals and petrochemicals also contributing to revenue growth. Revenue was unfavorably impacted by the disposition of RigData in July of 2019 and favorably impacted by the acquisitions of Live Rice Index and Enerdata in August 2019 and September 2019, respectively. See Note 2 - Acquisitions and Divestitures for further discussion.

Operating profit increased 35%, with a 1 percentage point favorable impact from foreign exchange rates. Excluding the favorable impact of the gain on the disposition of RigData of 28 percentage points and lower amortization of intangibles in 2019 of 2 percentage points, operating profit increased 5%. The increase was primarily due to revenue growth, partially offset by increased operating costs to support revenue growth and business initiatives at Platts, including Asia expansion initiatives, an increase in the bad debt provision in the current year, and higher compensation costs primarily due to increased headcount.

Nine Months

Revenue increased 5% and was unfavorably impacted by less than 1 percentage point from the net impact of recent acquisitions and a disposition. Excluding the acquisitions and disposition, revenue increased due to continued demand for market data and price assessment products driven by both expanded product offerings to our existing customers combined with enhanced contract terms. Additionally, revenue growth was driven by an increase in sales usage-based royalties from the licensing of our proprietary market price data and price assessments to commodity exchanges mainly due to increased trading volumes in Fuel Oil, Gasoil, LNG and Iron Ore. Demand for market data and price assessment products was driven by international customers. Petroleum continues to be the most significant revenue driver, with power & gas, metals and petrochemicals also contributing to revenue growth. Revenue was unfavorably impacted by the disposition of RigData in July of 2019 and favorably impacted by the acquisitions of Live Rice Index and Enerdata in August 2019 and September 2019, respectively. See Note 2 - Acquisitions and Divestitures for further discussion.

Operating profit increased 17%, with a 3 percentage point favorable impact from foreign exchange rates. Excluding the favorable impact of the gain on the disposition of RigData of 10 percentage points and lower amortization of intangibles in 2019 of 1 percentage point, operating profit increased 6%. The increase was primarily due to revenue growth, partially offset by an increase in operating costs to support revenue growth and business initiatives at Platts, including Asia expansion initiatives, an increase in compensation costs due to annual merit increases and increased headcount, higher technology costs, an increase in the bad debt provision in the current year and one-time costs related to the discontinuation of a product line at Platts.

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
Indices primarily derives revenue from asset-linked fees based on the S&P and Dow Jones Indices and to a lesser extent generates subscription revenue and sales-usage based royalties. Specifically, Indices generates revenue from the following sources:

•	Investment vehicles — asset-linked fees such as ETFs and mutual funds, that are based on the S&P Dow Jones Indices' benchmarks that generate revenue through fees based on assets and underlying funds;

•	Exchange traded derivatives — generate sales usage-based royalties based on trading volumes of derivatives contracts listed on various exchanges;

•	Index-related licensing fees — fixed or variable annual and per-issue asset-linked fees for over-the-counter derivatives and retail-structured products; and

•	Data and customized index subscription fees — fees from supporting index fund management, portfolio analytics and research.

The following table provides revenue and segment operating profit information for the periods ended September 30:

(in millions)	Three Months			Nine Months
	2019	2018	% Change	2019	2018	% Change
Revenue	$232	$203	14%	$684	$621	10%

Asset-linked fees	$152	$131	17%	$454	$396	15%
Subscription revenue	$42	$39	9%	$122	$103	19%
Sales usage-based royalties	$38	$33	12%	$108	$122	(12)%
% of total revenue:
Asset-linked fees	66%	64%		66%	64%
Subscription revenue	18%	19%		18%	16%
Sales usage-based royalties	16%	17%		16%	20%

U.S. revenue	$196	$174	13%	$580	$530	9%
International revenue	$36	$29	24%	$104	$91	14%
% of total revenue:
U.S. revenue	85%	86%		85%	85%
International revenue	15%	14%		15%	15%

Operating profit [1]	$161	$135	19%	$473	$420	13%
Less: net operating profit attributable to noncontrolling interests	43	36		128	112
Net operating profit	$118	$99	19%	$345	$308	12%
Operating margin %	69%	67%		69%	68%
Net operating margin %	51%	49%		50%	49%
Note - In the fourth quarter of 2018, Trucost was transferred from Indices to Market Intelligence and historical reporting was retroactively revised to reflect the change.

[1]
Operating profit includes amortization of intangibles from acquisitions of $1 million for the three months ended September 30, 2019 and 2018, and $4 million for the nine months ended September 30, 2019 and 2018.

Three Months

Revenue at Indices increased 14% and was favorably impacted by the buyout of the balance of intellectual property rights in a family of indices from one of our co-marketing and index development partners in the fourth quarter of 2018 and a retrospective fee for previously unlicensed and unreported index usage. Higher levels of assets under management ("AUM") for ETFs and mutual funds as well as an increase in exchange-traded derivatives volumes contributed to revenue growth. Ending AUM for ETFs in the third quarter of 2019 increased 3% to $1.555 trillion and average AUM for ETFs increased 5% to $1.531 trillion compared to the third quarter of 2018. Foreign exchange rates had an unfavorable impact of 1 percentage point.

Operating profit increased 19%. The impact of revenue growth was partially offset by higher legal expenses and increased operating costs to support revenue growth and business initiatives at Indices, partially offset by a reduction in professional fees. Foreign exchange rates had an unfavorable impact of 1 percentage point.

Nine Months

Revenue at Indices increased 10% and was favorably impacted by the buyout of the balance of intellectual property rights in a family of indices from one of our co-marketing and index development partners in the fourth quarter of 2018, retrospective fees for previously unlicensed and unreported index usage and a benefit related to recent contract renegotiations. Higher levels of assets under management ("AUM") for ETFs and mutual funds contributed to revenue growth. These increases were partially offset by a decrease in exchange-traded derivatives revenue primarily driven by lower volumes in the first quarter of 2019. Ending AUM for ETFs in the first nine months of 2019 increased 3% to $1.555 trillion and average AUM for ETFs increased 5% to $1.473 trillion compared to first nine months of 2018. Foreign exchange rates had an unfavorable impact of less than 1 percentage point.

Operating profit increased 13%. The impact of revenue growth was partially offset by increased operating costs to support revenue growth and business initiatives at Indices, higher legal expenses and increased compensation costs primarily driven by additional headcount, partially offset by lower incentive costs. Foreign exchange rates had a favorable impact of 1 percentage point.

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

Cash Flow Overview

Cash, cash equivalents, and restricted cash were $2,019 million as of September 30, 2019, an increase of $61 million from December 31, 2018.
The following table provides cash flow information for the nine months ended September 30:

(in millions)	2019	2018	% Change
Net cash provided by (used for):
Operating activities	$1,772	$1,401	26%
Investing activities	$(20)	$(346)	(94)%
Financing activities	$(1,684)	$(1,579)	7%

In the first nine months of 2019, free cash flow increased to $1,595 million compared to $1,197 million in the first nine months of 2018. The increase is primarily due to an increase in cash provided by operating activities as discussed below. Free cash flow is a non-GAAP financial measure and reflects our cash flow provided by operating activities less capital expenditures and distributions to noncontrolling interest holders. Capital expenditures include purchases of property and equipment and additions to technology projects. See “Reconciliation of Non-GAAP Financial Information” below for a reconciliation of cash flow provided by operating activities, the most directly comparable U.S. GAAP financial measure, to free cash flow and free cash flow excluding certain items.

Operating activities

Cash provided by operating activities increased $371 million to $1,772 million for the first nine months of 2019. The increase is mainly due to higher operating results, lower legal settlement payments and lower incentive compensation payments in 2019.

Investing activities

Our cash outflows from investing activities are primarily for acquisitions and capital expenditures, while cash inflows are primarily proceeds from dispositions.

Cash used for investing activities decreased to $20 million for the first nine months of 2019 compared to $346 million in the first nine months of 2018, primarily due to cash used for the acquisition of Kensho in 2018. See Note 2 — Acquisitions and Divestitures to the consolidated financial statements of this Form 10-Q for further discussion.

Financing activities

Our cash outflows from financing activities consist primarily of share repurchases, dividends to shareholders and repayments of short-term and long-term debt, while cash inflows are primarily attributable to the borrowing of short-term and long-term debt and proceeds from the exercise of stock options.

Cash used for financing activities increased $105 million to $1,684 million for the first nine months of 2019. The increase is primarily attributable to an increase in dividends paid to shareholders and an increase in cash used for share repurchases in 2019.

During the first nine months of 2019, we used cash to repurchase 5.4 million shares for $1,144 million. We entered into an accelerated share repurchase ("ASR") agreement with a financial institution on August 5, 2019 to initiate share repurchases aggregating $500 million. The ASR agreement was structured as a capped ASR agreement in which we paid $500 million and received an initial delivery of approximately 1.6 million shares and an additional amount of 0.2 million shares during the month of August 2019, representing the minimum number of shares of our common stock to be repurchased based on a calculation using a specified capped price per share. We completed the ASR agreement on October 1, 2019 and received an additional 0.1 million shares. We repurchased a total of 2.0 million shares under the ASR agreement for an average purchase price of $253.36 per share. The total number of shares repurchased under the ASR agreement is equal to $500 million divided by the volume weighted-average share price, less a discount. The repurchased shares are held in Treasury. The ASR agreement was executed under the current share repurchase program, approved by the Board of Directors on December 4, 2013.

We entered into an ASR agreement with a financial institution on February 11, 2019 to initiate share repurchases aggregating $500 million. The ASR agreement was structured as an uncapped ASR agreement in which we paid $500 million and received an initial delivery of approximately 2.2 million shares, representing 85% of the $500 million at a price equal to the then market price of the Company. We completed the ASR agreement on July 31, 2019 and received an additional 0.1 million shares. We repurchased a total of 2.3 million shares under the ASR agreement for an average purchase price of $214.65 per share. The total number of shares repurchased under the ASR agreement is equal to $500 million divided by the volume weighted-average share price, less a discount. The repurchased shares are held in Treasury. The ASR agreement was executed under the current share repurchase program, approved by the Board of Directors on December 4, 2013.

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

Additional Financing

We have the ability to borrow a total of $1.2 billion through our commercial paper program, which is supported by our revolving $1.2 billion five-year credit agreement (our "credit facility") that we entered into on June 30, 2017. This credit facility will terminate on June 30, 2022. As of September 30, 2019 and December 31, 2018, there were no commercial paper borrowings outstanding.

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

(in millions)	2019	2018	% Change
Cash provided by operating activities	$1,772	$1,401	26%
Capital expenditures	(77)	(88)
Distributions to noncontrolling interest holders, net [1]	(100)	(116)
Free cash flow	1,595	1,197	33%
Settlement of prior-year tax audits	51	71
Payment of legal settlements	1	180
Tax benefit from legal settlements	—	(44)
Free cash flow excluding certain items	$1,647	$1,404	17%

1 Distributions to noncontrolling interest holders is net of amounts owed to the S&P Dow Jones Indices LLC joint venture by the noncontrolling interest holders.

(in millions)	2019	2018	% Change
Cash used for investing activities	(20)	(346)	(94)%
Cash used for financing activities	(1,684)	(1,579)	7%

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

•
the Company’s exposure to potential criminal sanctions or civil penalties for noncompliance with foreign and U.S. laws and regulations that are applicable in the domestic and international jurisdictions in which it operates, including sanctions laws relating to countries such as Iran, Russia, Sudan and Syria, anti-corruption laws such as the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act of 2010, and local laws prohibiting corrupt payments to government officials, as well as import and export restrictions.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risk includes changes in foreign exchange rates. We have operations in foreign countries where the functional currency is primarily the local currency. For international operations that are determined to be extensions of the parent company, the U.S. dollar is the functional currency. We typically have naturally hedged positions in most countries from a local currency perspective with offsetting assets and liabilities. As of September 30, 2019 and December 31, 2018, we entered into foreign exchange forward contracts in order to mitigate the change in fair value of specific assets and liabilities in the consolidated balance sheet. These forward contracts are not designated as hedges and do not qualify for hedge accounting. As of September 30, 2019 and December 31, 2018, we entered into foreign exchange forward contracts to hedge the effect of adverse fluctuations in foreign exchange rates. We have not entered into any derivative financial instruments for speculative purposes. See Note 5 - Derivative Instruments to the consolidated financial statements of this Form 10-Q for further discussion.

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

As of September 30, 2019, an evaluation was performed under the supervision and with the participation of management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2019.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On December 4, 2013, the Board of Directors approved a share repurchase program authorizing the purchase of up to 50 million shares, which was approximately 18% of the Company's outstanding shares at that time. During the third quarter of 2019, we repurchased 2.0 million shares which included 0.1 million shares received from the conclusion of our accelerated share repurchase ("ASR") agreement that we entered into on February 11, 2019 and 1.8 million shares received from our ASR agreement that we entered into on August 5, 2019. Further discussion relating to our ASR agreement can be found in Note 8 - Equity. As of September 30, 2019, 5.2 million shares remained under our current share repurchase program.

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

The following table provides information on our purchases of our outstanding common stock during the third quarter of 2019 pursuant to our current share repurchase program (column c). In addition to these purchases, the number of shares in column (a) include shares of common stock that are tendered to us to satisfy our employees’ tax withholding obligations in connection with the vesting of awards of restricted shares (we repurchase such shares based on their fair market value on the vesting date).

There were no other share repurchases during the quarter outside the repurchases noted below.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs	(d) Maximum Number of Shares that may yet be Purchased Under the Programs
July 1 — July 31, 2019 [1,3]	136,018	238.52	133,967	7.1 million
August 1 — August 31, 2019 [2,3]	1,850,358	255.46	1,848,078	5.2 million
September 1 — September 30, 2019	2,320	258.47	—	5.2 million
Total — Quarter	1,988,696	$251.29	1,982,045	5.2 million

1 Includes 0.1 million shares received from the conclusion of our ASR agreement that we entered into on February 11, 2019.

2 Includes 1.8 million shares received from the initiation of our ASR agreement that we entered into on August 5, 2019.

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

Revenue during the third quarter of 2019 attributable to the transactions or dealings by the Company described below was approximately $781,058 with net profit from such sales being a fraction of the revenues.

During the third quarter of 2019, Platts, a division of the Company that provides energy-related information in over 150 countries, sold information and informational materials, which are generally exempt from U.S. economic sanctions, to subscribers that are owned or controlled, or appear to be owned or controlled, by the Government of Iran. Platts provided such subscribers access to proprietary data, analytics, and industry information that enable commodities markets to perform with greater transparency and efficiency, generating revenue that was a de minimis portion of both the division's and the Company’s revenue. The Company will continue to monitor its provision of products and services to such subscribers. In addition, S&P Global Market Intelligence had a commercial relationship with an entity that became designated pursuant to Executive Order 13224 during the third quarter. The Company has terminated its relationship with such entity and will not collect revenue relating to this relationship.

Item 6. Exhibits

(15)	Letter on Unaudited Interim Financials

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

(32)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(101.INS)	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

(101.SCH)	Inline XBRL Taxonomy Extension Schema

(101.CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase

(101.LAB)	Inline XBRL Taxonomy Extension Label Linkbase

(101.PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase

(101.DEF)	Inline XBRL Taxonomy Extension Definition Linkbase

(104)	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibit 101)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

S&P Global Inc.
Registrant

Date:	October 29, 2019	By:	/s/ Ewout L. Steenbergen
Ewout L. Steenbergen
Executive Vice President and Chief Financial Officer

Date:	October 29, 2019	By:	/s/ Christopher F. Craig
Christopher F. Craig
Senior Vice President, Controller and Chief Accounting Officer