Form 10-K
period 2019-12-31
S&P Global Inc.
filed 2020-02-10
CIK 64040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 1-1023
S&P Global Inc.
 (Exact name of registrant as specified in its charter)

New York	13-1026995
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

55 Water Street	,	New York	,	New York	10041
(Address of principal executive offices)					(Zip Code)

Registrant’s telephone number, including area code: 212-438-1000

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Trading Symbol	Name of exchange on which registered
Common Stock — $1 par value	SPGI	New York Stock Exchange

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
Yes ☑    No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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
Yes ☐    No ☑

The aggregate market value of voting stock held by non-affiliates of the Registrant as of the last business day of the second fiscal quarter ended June 30, 2019, was $56.1 billion, based on the closing price of the common stock as reported on the New York Stock Exchange of $227.79 per common share. For purposes of this calculation, it is assumed that directors, executive officers and beneficial owners of more than 10% of the registrant outstanding stock are affiliates. The number of shares of common stock of the Registrant outstanding as of January 24, 2020 was 243.8 million shares.

Part III incorporates information by reference from the definitive proxy statement for the 2020 annual meeting of shareholders.

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
Forward-looking statements are subject to inherent risks and uncertainties. Factors that could cause actual results to differ materially from those expressed or implied in forward-looking statements include, among other things:

•
worldwide economic, financial, political and regulatory conditions, including geopolitical uncertainty and conditions that may result from legislative, regulatory, trade and policy changes associated with the current U.S. administration;

•
the rapidly evolving regulatory environment, in Europe, the United States and elsewhere, affecting Ratings, S&P Global Platts, Indices, and S&P Global Market Intelligence, including new and amended regulations and the Company’s compliance therewith;

•
the Company’s ability to maintain adequate physical, technical and administrative safeguards to protect the security of confidential information and data, and the potential for a system or network disruption that results in regulatory penalties and remedial costs or improper disclosure of confidential information or data;

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

•
the Company’s exposure to potential criminal sanctions or civil penalties for noncompliance with foreign and U.S. laws and regulations that are applicable in the domestic and international jurisdictions in which it operates, including sanctions laws relating to countries such as Iran, Russia, Sudan, Syria and Venezuela, anti-corruption laws such as the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act of 2010, and local laws prohibiting corrupt payments to government officials, as well as import and export restrictions;

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

•
the Company’s ability to successfully recover should it experience a disaster or other business continuity problem from a hurricane, flood, earthquake, terrorist attack, pandemic, security breach, cyber attack, power loss, telecommunications failure or other natural or man-made event;

•	the level of the Company’s future cash flows and capital investments;

•	the impact on the Company’s revenue and net income caused by fluctuations in foreign currency exchange rates;

•
the Company's ability to adjust to changes in European and United Kingdom markets as the United Kingdom leaves the European Union, and the impact of the United Kingdom’s departure on our credit rating activities and other offerings in the European Union and United Kingdom; and

•	the impact of changes in applicable tax or accounting requirements, including the Tax Cuts and Jobs Act on the Company.

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

Beginning in the first quarter of 2019, the contract obligations for revenue from Kensho Technologies Inc.’s (“Kensho”) major customers were transferred to Market Intelligence for fulfillment.  As a result of this transfer, from January 1, 2019 revenue from contracts with Kensho’s customers is reflected in Market Intelligence’s results.  In 2018, the revenue from contracts with Kensho’s customers was reported in Corporate revenue. See Note 2 – Acquisitions and Divestitures to the consolidated financial statements under Item 8, Consolidated Financial Statements and Supplementary Data, in this Annual Report on Form 10-K.

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

Ratings disaggregates its revenue between transaction and non-transaction. Transaction revenue primarily includes fees associated with:

•	ratings related to new issuance of corporate and government debt instruments, as well as structured finance debt instruments;

•	bank loan ratings; and

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

Indices
Indices is a global index provider maintaining a wide variety of indices to meet an array of investor needs. Indices’ mission is to provide transparent benchmarks to help with decision making, collaborate with the financial community to create innovative products, and provide investors with tools to monitor world markets.
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

Segment and Geographic Data

The relative contribution of our reportable segments to operating revenue, operating profit, long-lived assets and geographic area for the three years ended December 31, 2019 are included in Note 12 – Segment and Geographic Information to the consolidated financial statements under Item 8, Consolidated Financial Statements and Supplementary Data, in this Annual Report on Form 10-K.

Our Personnel

As of December 31, 2019, we had approximately 22,500 employees located worldwide, of which approximately 5,500 were employed in the U.S.

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

Changes in the volume of securities issued and traded in domestic and/or global capital markets, asset levels and flows into investment products, changes in interest rates and volatility in the financial markets, and volatility in the commodities markets impact our business, financial condition or results of operations.

•	Our business is impacted by general economic conditions and volatility in the United States and world financial markets.

•
Economic conditions and volatility across the globe are generally affected by negative or uncertain economic and political conditions. In addition, natural and man-made disasters as well as the outbreak pandemic or contagious diseases introduce volatility and uncertainty into the global capital and commodities markets and negatively impact general economic conditions. Volatile, negative or uncertain economic and political conditions in our significant markets have undermined and could in the future undermine business confidence in our significant markets or in other markets, which are increasingly interdependent. Because we operate globally and have significant businesses in many markets, increased volatility or an economic slowdown in any of those markets could adversely affect our results of operations.

•
Since a significant component of our credit-rating based revenue is transaction-based, and is essentially dependent on the number and dollar volume of debt securities issued in the capital markets, unfavorable financial or economic conditions that either reduce investor demand for debt securities or reduce issuers’ willingness or ability to issue such securities tend to reduce the number and dollar volume of debt issuances for which Ratings provides credit ratings.

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

•	The foregoing factors generally affect our performance and could have a material adverse effect on our business, financial condition or results of operations.

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

•
Measures that we take to avoid or mitigate material incidents can be expensive, and may be insufficient, circumvented, or become obsolete. While we have not experienced a material incident to date, any material incident could cause us to experience reputational harm, loss of customers, regulatory actions, sanctions or other statutory penalties, litigation or financial losses that are either not insured against or not fully covered through any insurance maintained by us, and increased expenses related to addressing or mitigating the risks associated with any such material incidents.

•
Cyber threats are rapidly evolving and are becoming increasingly sophisticated. Despite our efforts to ensure the integrity of our systems, as cyber threats evolve and become more difficult to detect and successfully defend against, one or more cyber threats might defeat the measures that we or our vendors take to anticipate, detect, avoid or mitigate such threats. Certain techniques used to obtain unauthorized access, introduce malicious software, disable or degrade service, or sabotage systems may be designed to remain dormant until a triggering event and we may be unable to anticipate these techniques or implement adequate preventative measures since techniques change frequently or are not recognized until launched.

•
Given the extent to which our businesses are privy to material non-public information concerning our customers, our data could be improperly used, including for insider trading by our employees and third party vendors with access to key systems. We have experienced insider trading incidents involving employees in the past, and it is not always possible to deter misconduct by employees or third party vendors. We take precautions to detect and prevent such activity, including implementing and training on insider trading policies for our employees and contractual obligations for our third party vendors, but such precautions are not guaranteed to deter misconduct. Any breach of our clients’ confidences as a result of employee or third party vendor misconduct could harm our reputation.

•
The theft, loss, or misuse of personal data collected, used, stored, or transferred by us to run our business could result in significantly increased security costs or costs related to defending legal claims.

•
An actual or perceived breach of our security may harm the market perception of the effectiveness of our security measures and result in damage to our reputation and a loss of confidence in the security of our products and services. Media or other reports of existing or perceived security vulnerabilities in our systems or those of our third-party business partners or service providers can also adversely impact our brand and reputation and materially impact our business.

•	Any of the foregoing could have a material adverse effect on our business, financial condition or results of operations.

Changes in the legislative, regulatory, and commercial environments in which we operate may materially and adversely impact our ability to collect, compile, use, and publish data and may impact our financial results.

◦
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

◦
There has been increased public attention regarding the use of personal information and data transfer, accompanied by legislation and regulations intended to strengthen data protection, information security and consumer and personal privacy. The law in these areas continues to develop and the changing nature of privacy laws in the U.S., the European Union (“EU”) and elsewhere could impact our processing of personal and sensitive information of our employees, vendors and customers.

◦
The EU's comprehensive General Data Privacy Regulation (the “GDPR”) became fully effective in 2018. GDPR requires companies to satisfy requirements regarding the handling of personal and sensitive data, including its use, protection and the ability of persons whose data is stored to correct or delete such data about themselves.

◦
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

◦
The California Consumer Privacy Act (“CCPA”) became fully effective January 1, 2020, requiring, among other things, covered companies to provide new disclosures to California consumers, and afford such consumers new abilities to opt-out of certain sales of personal information. The CCPA provides a new private right of action for data breaches and requires companies that process information on California residents to make new disclosures to consumers about their data collection, use and sharing practices and allow consumers to opt out of certain data sharing with third parties.

◦
Our reputation and brand and our ability to attract new customers could also be adversely impacted if we fail, or are perceived to have failed, to properly respond to security breaches of our or third party’s information technology systems. Such failure to properly respond could also result in similar exposure to liability.

◦
Compliance with the GDPR, the CCPA and other current and future applicable international and U.S. privacy, cybersecurity and related laws can be costly and time-consuming. Significant capital investments and other expenditures could also be required to remedy cybersecurity problems and prevent future breaches, including costs associated with additional security technologies, personnel, experts and credit monitoring services for those whose data has been breached. These costs, which could be material, could adversely impact our results of operations in the period in which they are incurred and may not meaningfully limit the success of future attempts to breach our information technology systems.

◦
In addition, other jurisdictions, including China, are considering imposing or have already imposed additional restrictions. These laws and regulations are increasing in complexity and number, change frequently and increasingly conflict among the various countries in which we operate, which could result in greater compliance risk and cost for us.

◦
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

◦
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

•
Many of these proceedings, investigations and inquiries relate to the activity of our Ratings, Indices, and Platts businesses. In addition, various government and self-regulatory agencies frequently make inquiries and conduct investigations into our compliance with applicable laws and regulations, including those related to our regulated activities and antitrust matters.

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

•
These laws and regulations, and any future rule-making, could result in reduced demand for credit ratings and increased costs, which we may be unable to pass through to customers. In addition, there may be uncertainty over the scope, interpretation and administration of such laws and regulations. We may be required to incur significant expenses in order to comply with such laws and regulations and to mitigate the risk of fines, penalties or other sanctions. Legal proceedings could become increasingly lengthy and there may be uncertainty over and exposure to liability. It is difficult to accurately assess the future impact of legislative and regulatory requirements on our business and our customers’ businesses, and they may affect Ratings’ communications with issuers as part of the rating assignment process, alter the manner in which Ratings’ ratings are developed, affect the manner in which Ratings or its customers or users of credit ratings operate, impact the demand for ratings and alter the economics of the credit ratings business. Each of these developments increases the costs and legal risk associated with the issuance of credit ratings and may have a material adverse effect on our operations, profitability and competitiveness, the demand for credit ratings and the manner in which such ratings are utilized.

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

•
The benchmark industry is subject to regulation in the EU (the “EU Benchmark Regulation”) as well as potential increased regulation of financial benchmarks in other jurisdictions. The EU Benchmark Regulation was published on June 30, 2016, with provisions applicable to Indices and Platts, effective from January 1, 2018. ESMA has published additional guidance clarifying that existing benchmark administrators such as Indices and Platts may utilize the transitional provisions contained in the EU Benchmark Regulation, which provides them two (2) years to implement and seek authorization by an EU National Competent Authority by January 1, 2020, with their respective benchmark activities in Europe. This legislation will likely cause additional operating obligations, greater compliance risk and costs for Indices and Platts but they are not expected to be material at this time, although the exact impact remains unclear.

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

•
The EU's package of legislative measures called the Markets in Financial Instruments Directive and Regulation (collectively "MiFID II") entered into force in 2014, revising and updating the prior Markets in Financial Instruments Directive (2004) and its associated secondary legislation. The substantive provisions of MiFID II apply in all EU Member States since 2018. MiFID II includes provisions that, among other things: (i) mandate conditions and requirements on the licensing of benchmarks for the purposes of clearing related securities and provide for non-discriminatory access to exchanges and clearing houses for this purpose; (ii) modify the categorization and treatment of certain classes of derivatives; (iii) expand the categories of trading venues that are subject to regulation; (iv) require the unbundling of investment research from other services, including execution services, and direct that investment firms must pay for research either out of a dedicated research payment account which is paid for by clients or from the investment firm’s profits; and (v) provide for the mandatory trading of certain derivatives on exchanges (complementing the mandatory derivative clearing requirements in the EU Market Infrastructure Regulation of 2011, or EMIR). The MiFID II package may result in changes to the manner in which S&P Dow Jones Indices and Platts license their indices and price assessments, respectively, and could also have an indirect impact on the credit ratings and third-party research products offered by other divisions of the Company for use within the EU. MiFID II and the Market Abuse Regulation (“MAR”) may impose additional regulatory burdens on the activities of S&P Dow Jones Indices and Platts in the EU, although the exact impact and costs are not yet known.

•
Market Intelligence operates regulated investment advisory businesses in the United States and the European Union. This business and other Market Intelligence businesses may increasingly become subject to new or more stringent regulations that will increase the cost of doing business, which could have a material adverse effect on our business, financial condition or results of operations.

Our international business activities must comport with U.S. international trade restraints, including economic sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls.

•
As a global company headquartered in the U.S., we are subject to U.S. laws and regulations, including economic sanction laws. These laws include prohibitions or restrictions on the sale or supply of certain products and services to embargoed or sanctioned countries, regions, governments, persons and entities.

•
Embargoes and sanctions laws are changing rapidly for certain geographies, including with respect to Iran, Russia, and Venezuela. These embargoes and sanctions laws may affect our ability to continue to market and/or sell our products and services into these geographies and in turn adversely impact our revenue from such geographies.

•	Additional international trade restraints may be promulgated at any time and may require changes to our operations and increase our risk of noncompliance.

•
Failure to comply with these laws and regulations can result in significant fines and penalties and related material adverse effects on our reputation, business, financial condition and results of operations.

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

•
If such transactions are completed, the anticipated growth and other strategic objectives of such transactions may not be fully realized or may take longer to realize than expected, and a variety of factors may adversely affect any anticipated benefits from such transactions. For instance, the process of integration may require more resources than anticipated, we may assume unintended liabilities, there may be unexpected regulatory and operating difficulties and expenditures, we may fail to retain key personnel of the acquired business and such transactions may divert management’s focus from other business operations.

•	The failure of acquisitions and other strategic transactions to perform as expected could have a material adverse effect on our business, financial condition or results of operations.

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

Introduction of new or enhanced products and services could impact our profitability.

•	We operate in highly competitive markets that continue to change to adapt to customer needs.

•	In order to maintain a competitive position, we must continue to invest in new offerings and enhancements, including new ways to deliver our products and services.

•	These new or enhanced offerings resulting from our investments may not achieve market acceptance, may not be profitable or may be less profitable than what we have experienced historically.

•	We could experience threats to our existing businesses from the rise of new competitors due to the rapidly changing environment in which we operate.

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

•
Public sources of free or relatively inexpensive information can reduce demand for our products and services. Demand could also be reduced as a result of cost-cutting initiatives at certain companies and organizations. Although we believe our products are enhanced by our analysis, tools and applications, our financial results may be adversely affected if our customers choose to use these public sources as a substitute for our products or services.

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

•
Our products contain intellectual property delivered through a variety of digital and other media. Our ability to achieve anticipated results depends in part on our ability to defend our intellectual property rights against infringement and misappropriation. Our business, financial condition or results of operations could be materially and adversely affected by inadequate or changing legal and technological protections for intellectual property and proprietary rights in some jurisdictions and markets. For example, we do business in a number of countries included on the Priority Watch List maintained by the  Office of the United States Trade Representative and which are currently thought to afford less protection to intellectual property rights generally than some other jurisdictions. The lack of strong patent and other intellectual property protection in jurisdictions such as referenced above may significantly increase our vulnerability as regards unauthorized disclosure or use of our intellectual property and undermine our competitive position.

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

•
The Tax Cuts and Jobs Act (the “TCJA”) enacted in 2017 in the United States significantly changed the tax rules applicable to U.S. domiciled corporations. Changes such as lower corporate tax rates, full expensing for qualified property, taxation of offshore earnings, limitations on interest expense deductions, and changes to the municipal bond tax exemption may impact demand for our products and services. While lower than usual issuance following effectiveness of the TCJA initially impacted our business, at this time, we cannot assess what the overall effect of such legislation could be on our results of operations or cash flows over the longer term. In addition, the TCJA is unclear in certain respects and will require interpretations and implementing regulations by the Internal Revenue Service, as well as state tax authorities, and the TCJA could be subject to amendments and technical corrections, any of which could lessen or increase the impacts of the TCJA.

Regulatory changes and economic conditions leading up to and following the United Kingdom’s withdrawal from the EU could have a material adverse effect on our business and results of operations.

•
Voters in the United Kingdom ("UK") approved an exit from the EU via a referendum in 2016 and in 2017, the UK invoked Article 50 of the Treaty on the EU, commencing the process to leave the EU (“Brexit”) and on January 31, 2020, the UK formally exited the EU. Negotiations on the terms of the UK’s future relationship with the EU are ongoing. The UK is expected to enter a transition period until December 31, 2020 permitting negotiation of a free trade deal. The consequences for the economies of the UK and EU member states as a result of the UK's withdrawal from the EU remain unknown and unpredictable.

•
Any impact from Brexit on the Company will depend, in part, on the outcome of tariff, trade and other negotiations. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations between the UK and the EU as the UK determines which EU laws to replace or replicate and the EU determines how to treat regulated activities (e.g., the activities of credit rating agencies) originating in the UK. Our businesses are subject to increasing regulation of the financial services and commodities industries in Europe. Potential changes in EU regulation and/or additional regulation in the UK could cause additional operating obligations and increased costs for our businesses. In particular, our Ratings business will, for the first time, be subject to regulation by the Financial Conduct Authority effective January 1, 2021.

•	Changes to UK immigration policy as a result of Brexit could adversely affect our ability to retain talent for our European operations.

•
Any of these effects of Brexit, and others we cannot anticipate, could adversely affect our business, business opportunities, results of operations, financial condition and cash flows. The lack of certainty given the pending negotiations creates the risk that notwithstanding that we have devoted valuable resources to a thorough preparation for the impact of Brexit on our European operations, we may not be adequately prepared for an unforeseen outcome.

Our inability to successfully recover should we experience a disaster or other business continuity problem could cause material financial loss, loss of human capital, regulatory actions, reputational harm or legal liability.

•
Should we experience a local or regional disaster or other business continuity problem, such as an earthquake, hurricane, flood, terrorist attack, outbreak of pandemic or contagious diseases (including, but not limited to, 2019 Novel Coronavirus, Ebola, Zika, avian flu, severe acute respiratory syndrome, H1N1 (swine flu) and Middle East Respiratory Syndrome), security breach, cyber attack, power loss, telecommunications failure or other natural or man-made disaster, our ability to continue to operate will depend, in part, on the availability of our personnel, our office facilities and the proper functioning of our computer, telecommunication and other related systems and operations. In such an event, we could experience operational challenges with regard to particular areas of our operations, such as key executive officers or personnel, that could have a material adverse effect on our business.

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

Our reputation, credibility, and brand are key assets and competitive advantages of our Company and our business may be affected by how we are perceived in the marketplace.

•	Our reputation, credibility, and the strength of our brand are key competitive strengths.

•	Given our role in the financial and commodities markets, our ability to attract and retain customers is uniquely affected by external perceptions of our reputation, credibility, and brand.

•
Negative perceptions or publicity could damage our reputation with customers, prospects, regulators, and the public generally, which could negatively impact, among other things, our ability to attract and retain customers, employees and suppliers, as well as suitable candidates for acquisition or other combinations.

•	Damage to our reputation, credibility, and brand could have a material adverse effect on our business and results of operations.

Our expansion into and investments in new markets may not be successful.

•
We believe there remains significant opportunity to expand our business into major geographic and product markets (including China and ESG) and we are in the process of such expansion efforts. Expansion into new markets requires significant levels of investment and attention from management. There can be no assurance that these markets will develop as anticipated or that we will have success in these markets, and if we do not, we may be unable to recover our investment spent to expand our business into these markets and may forgo opportunities in more lucrative markets, which could adversely impact our business, financial condition and results of operations.

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

▪	changes in applicable laws and regulatory requirements,

▪	the possibility of nationalization, expropriation, price controls and other restrictive governmental actions,

▪	competition with local rating agencies that have greater familiarity, longer operating histories and/or support from local governments or other institutions, and

▪	civil unrest, terrorism, unstable governments and legal systems, and other factors.
Adverse developments in any of these areas could have a material adverse effect on our business, financial condition or results of operations.

•
Additionally, we are subject to complex U.S., European and other local laws and regulations that are applicable to our operations abroad, including trade sanctions laws, anti-corruption and anti-bribery laws such as the U.S. Foreign Corrupt Practices Act and the UK Bribery Act 2010, anti-money laundering laws, and other financial crimes laws. Our internal controls, policies and procedures and employee training and compliance programs related to these topics may not be effective in preventing employees, contractors or agents from violating or circumventing such internal policies and violating applicable laws and regulations. A determination that we have violated such laws could have a material adverse effect on our reputation, business, financial condition or results of operations.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters are located in leased premises located at 55 Water Street, New York, NY 10041. We lease office facilities at 107 locations; 34 are in the U.S. In addition, we own real property at 7 locations, of which 2 are in the U.S. Our properties consist primarily of office space used by each of our segments. We believe that all of our facilities are well maintained and are suitable and adequate for our current needs.

Item 3. Legal Proceedings

For information on our legal proceedings, see Note 13 – Commitments and Contingencies under Item 8, Consolidated Financial Statements and Supplementary Data, in this Annual Report on Form 10-K.

Item 4. Mine Safety Disclosures

Not applicable.

Information about our Executive Officers

The following individuals are the executive officers of the Company:

Name	Age	Position
Douglas L. Peterson	61	President and Chief Executive Officer
Ewout L. Steenbergen	50	Executive Vice President, Chief Financial Officer
Ratings
John L. Berisford	56	President, S&P Global Ratings
Market Intelligence
Martina L. Cheung	44	President, S&P Global Market Intelligence
Platts
Martin E. Fraenkel	59	President, S&P Global Platts
Indices
Alexander J. Matturri, Jr.	61	Chief Executive Officer, S&P Dow Jones Indices
S&P Global Functions
Courtney C. Geduldig	44	Executive Vice President, Public Affairs
S. Swamy Kocherlakota	53	Executive Vice President, Chief Information Officer
Steven J. Kemps	55	Executive Vice President, General Counsel
Nancy J. Luquette	54	Executive Vice President, Chief Risk Officer
Dimitra Manis	54	Executive Vice President, Chief People Officer

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
Mr. Kocherlakota, prior to becoming Executive Vice President, Chief Information Officer on January 13, 2020, was Chief Information Officer since January, 1, 2018, and was Global Head of Infrastructure & Cloud and Enterprise Services since July, 2017. Prior to that, he was Senior Vice President, Global Head of Technology Operations & Infrastructure at Visa, Inc.
Mr. Kemps, prior to becoming Executive Vice President, General Counsel at S&P Global in August 2016, served as Executive Vice President and General Counsel at Quanta Services, where he oversaw all legal affairs and advised the business on regulatory, ethical and compliance matters. Prior to joining Quanta, he served as General Counsel of Hess Retail Corporation and Dean Foods Company.
Ms. Luquette, prior to becoming Executive Vice President, Chief Risk Officer on January 9, 2020, was Senior Vice President, Chief Risk & Audit Executive for S&P Global since June 2016, and prior to that was the Chief Audit Executive for the Company, in which capacity she led the S&P Global Internal Audit function and the Ratings Risk Review function for S&P Global Ratings.

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

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

S&P Global Inc. began trading under its new ticker symbol "SPGI" on April 28, 2016. Previously, the Company's common stock traded on the New York Stock Exchange ("NYSE") under the ticker symbol "MHFI". The approximate number of record holders of our common stock as of January 24, 2020 was 2,918.

The performance graph below compares our cumulative total shareholder return during the previous five years with a performance indicator of the overall market (i.e., S&P 500), and our peer group. The peer group consists of the following companies: Moody’s Corporation, CME Group Inc., MSCI Inc., FactSet Research Systems Inc., IHS Markit Ltd., Verisk Analytics, Inc. and Intercontinental Exchange, Inc. Returns assume $100 invested on December 31, 2014 and total return includes reinvestment of dividends through December 31, 2019.

Dividends

We expect to continue our policy of paying regular cash dividends, although there is no assurance as to future dividend payments because they depend on future earnings, capital requirements and our financial condition. Regular quarterly dividends per share of our common stock for 2019 and 2018 were as follows:

	2019	2018
$0.57 per quarter in 2019	$2.28
$0.50 per quarter in 2018		$2.00

On January 29, 2020, the Board of Directors approved an increase in the quarterly common stock dividend from $0.57 per share to $0.67 per share.

Transfer Agent and Registrar for Common Stock

Computershare is the transfer agent for S&P Global. Computershare maintains the records for the Company's registered shareholders and can assist with a variety of shareholder related services.

Shareholder correspondence should be mailed to:
Computershare
P.O. Box 505000
Louisville, KY 40233-5000

Overnight correspondence should be mailed to:
Computershare
462 South 4th Street, Suite 1600
Louisville, KY 40202

Visit the Investor Center™ website to view and manage shareholder account online: www.computershare.com/investor

For shareholder assistance:

In the U.S. and Canada:	800-952-9245
Outside the U.S. and Canada:	201-680-6578
TDD for the hearing impaired:	800-231-5469
TDD outside the U.S. and Canada:	781-575-4592
E-mail address:	web.queries@computershare.com
Shareholder online inquiries	https://www-us.computershare.com/investor/Contact

Repurchase of Equity Securities

On December 4, 2013, the Board of Directors approved a share repurchase program authorizing the purchase of up to 50 million shares, which was approximately 18% of the Company's outstanding shares at that time. During the fourth quarter of 2019, we repurchased 0.5 million shares, which included 0.1 million shares received from the conclusion of our accelerated share repurchase ("ASR") agreement that we entered into on August 5, 2019. Further discussion relating to our ASR agreement can be found in Note 9 - Equity to the Consolidated Financial Statements and Supplementary Data, in the Annual Report on Form 10-K. As of December 31, 2019, 4.7 million shares remained under our current repurchase program.

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

The following table provides information on our purchases of our outstanding common stock during the fourth quarter of 2019 pursuant to our current share repurchase program (column c). In addition to these purchases, the number of shares in column (a) include shares of common stock that are tendered to us to satisfy our employees’ tax withholding obligations in connection with the vesting of awards of restricted shares (we repurchase such shares based on their fair market value on the vesting date). There were no other share repurchases during the quarter outside the repurchases noted below.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs	(d) Maximum Number of Shares that may yet be Purchased Under the Programs
Oct. 1 - Oct. 31, 2019 [1]	278,033	$250.62	276,207	4.9	million
Nov. 1 - Nov. 30, 2019	120,126	260.54	118,042	4.8	million
Dec. 1 - Dec. 31, 2019	116,830	270.68	111,466	4.7	million
Total — Qtr	514,989	$257.49	505,715	4.7	million
1 Includes 0.1 million shares received from the conclusion of our ASR agreement that we entered into on August 5, 2019.
Equity Compensation Plan
For information on securities authorized under our equity compensation plans, see Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 6. Selected Financial Data

(in millions, except per share data)	2019		2018		2017		2016		2015
Income statement data:
Revenue	$6,699		$6,258		$6,063		$5,661		$5,313
Operating profit	3,226		2,790		2,583		3,341		1,908
Income before taxes on income	2,930	[1]	2,681	[2]	2,461	[3]	3,188	[4]	1,815	[5]
Provision for taxes on income	627		560		823	[6]	960		547
Net income attributable to S&P Global Inc.	2,123		1,958		1,496		2,106		1,156
Earnings per share attributable to the S&P Global Inc. common shareholders:
Basic	8.65		7.80		5.84		8.02		4.26
Diluted	8.60		7.73		5.78		7.94		4.21
Dividends per share	2.28		2.00		1.64		1.44		1.32
Operating statistics:
Return on average equity [7]	377.5%		292.6%		222.3%		472.0%		324.3%
Income before taxes on income as a percent of revenue from operations	43.7%		42.8%		40.6%		56.3%		34.2%
Net income from operations as a percent of revenue from operations	34.4%		33.9%		27.0%		39.4%		23.9%
Balance sheet data:
Working capital [8]	$1,619		$957		$1,110		$1,060		$388
Total assets	11,348		9,441		9,425		8,669		8,183
Total debt [9]	3,948		3,662		3,569		3,564		3,611
Redeemable noncontrolling interest	2,268		1,620		1,352		1,080		920
Equity	536		684		766		701		243
Number of employees	22,500		21,200		20,400		20,000		20,400

[1]
Includes the impact of the following items: a pension related charge of $113 million, costs associated with early repayment of our Senior Notes of $56 million, a $49 million gain on dispositions, employee severance charges of $25 million, Kensho retention related expense of $21 million, lease impairments of $11 million, acquisition-related costs of $4 million and amortization of intangibles from acquisitions of $122 million.

[2]
Includes the impact of the following items: legal settlement expenses of $74 million, Kensho retention related expense of $31 million, restructuring charges related to a business disposition and employee severance charges of $25 million, lease impairments of $11 million, a pension related charge of $5 million and amortization of intangibles from acquisitions of $122 million.

[3]
Includes the impact of the following items: legal settlement expenses of $55 million, employee severance charges of $44 million, a charge to exit leased facilities of $25 million, non-cash acquisition and disposition-related adjustments of $15 million, a pension related charge of $8 million, an asset write-off of $2 million and amortization of intangibles from acquisitions of $98 million.

[4]
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

[5]
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

[7]	Includes the impact of the $49 million gain on dispositions in 2019 and the $1.1 billion gain on dispositions in 2016.

[8]	Working capital is calculated as current assets less current liabilities.

[9]	Includes short-term debt of $399 million and $143 million as of December 31, 2017 and December 31, 2015, respectively.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis (“MD&A”) provides a narrative of the results of operations and financial condition of S&P Global Inc. (together with its consolidated subsidiaries, the “Company,” “we,” “us” or “our”) for the years ended December 31, 2019 and 2018, respectively. The MD&A should be read in conjunction with the consolidated financial statements and accompanying notes included in this Annual Report on Form 10-K for the year ended December 31, 2019, which have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”).
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

Major Portfolio Changes

The following significant change was recently made to our portfolio in January of 2020:

•
In January of 2020, we completed the acquisition of the ESG Ratings Business from RobecoSAM, which includes the widely followed SAM* Corporate Sustainability Assessment, an annual evaluation of companies' sustainability practices. The acquisition will bolster our position as the premier resource for essential environmental, social, and governance ("ESG") insights and product solutions for our customers. Through this acquisition, we will be able to offer our customers even more transparent, robust and comprehensive ESG solutions.

The following significant change was made to our portfolio during the three years ended December 31, 2019:

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

Increased Shareholder Return

During the three years ended December 31, 2019, we have returned approximately $5.4 billion to our shareholders through a combination of share repurchases and our quarterly dividends: we completed share repurchases of approximately $3.9 billion and distributed regular quarterly dividends totaling approximately $1.5 billion. Also, on January 29, 2020 the Board of Directors approved an increase in the quarterly common stock dividend from $0.57 per share to $0.67 per share.

Key Results

(in millions)	Year ended December 31,			% Change [1]
	2019	2018	2017	’19 vs ’18	’18 vs ’17
Revenue	$6,699	$6,258	$6,063	7%	3%
Operating profit [2]	$3,226	$2,790	$2,583	16%	8%
% Operating margin	48%	45%	43%
Diluted earnings per share from net income	$8.60	$7.73	$5.78	11%	34%

[1]	% changes in the tables throughout the MD&A are calculated off of the actual number, not the rounded number presented.

[2]
2019 includes a gain on the sale of RigData and SPIAS of $27 million and $22 million, respectively, employee severance charges of $25 million, Kensho retention related expense of $21 million, lease impairments of $11 million and acquisition-related costs of $4 million. 2018 includes legal settlement expenses of $74 million, Kensho retention related expense of $31 million, restructuring charges related to a business disposition and employee severance charges of $25 million and lease impairments of $11 million. 2017 includes legal settlement expenses of $55 million, employee severance charges of $44 million, a charge to exit leased facilities of $25 million, non-cash acquisition and disposition-related adjustments of $15 million and an asset write-off of $2 million. 2019 and 2018 also includes amortization of intangibles from acquisitions of $122 million and 2017 includes amortization of intangibles from acquisitions of $ $98 million.

2019

Revenue increased 7%, with an unfavorable impact of 1 percentage point from foreign exchange rates. The increase was driven by revenue growth at all of our reportable segments. Revenue growth at Ratings was driven by an increase in corporate bond ratings revenue and public finance revenue, partially offset by lower bank loan ratings revenue. The increase at Market Intelligence was driven by annualized contract value growth in the Market Intelligence Desktop, Credit Risk Solutions and Data Management Solutions products. The increase at Indices was due to higher levels of assets under management for exchange traded funds ("ETFs") and mutual funds. Revenue growth at Indices was also favorably impacted by the buyout of the balance of intellectual property rights in a family of indices from one of our co-marketing and index development partners in the fourth quarter of 2018, retrospective fees for previously unlicensed and unreported index usage and benefits related to recent contract renegotiation. The increase at Platts was primarily due to continued demand for market data and price assessment products.

Operating profit increased 16%, with a favorable impact from foreign exchange rates of less than 1 percentage point. Excluding the impact of higher legal settlement expenses in 2018 of 3 percentage points, a gain on our dispositions of 2 percentage points and higher Kensho retention related expense in 2018 of 1 percentage point, operating profit increased 10%. The increase was primarily due to revenue growth at all of our reportable segments, lower professional fees and decreased expenses at Corporate Unallocated driven by a $20 million reduction in contributions made to the S&P Global Foundation in 2018. These increases to operating profit were partially offset by higher technology costs, an increase in incentive costs and higher compensation costs driven by annual merit increases and additional headcount.

2018

Revenue increased 3% with a 1 percentage point favorable impact from foreign exchange rates. Revenue growth was driven by increases at Market Intelligence, Indices and Platts, partially offset by a decrease at Ratings. The increase at Market Intelligence was driven by annualized contract value growth in the Market Intelligence Desktop and Credit Risk Solutions products. Revenue growth at Indices was driven by higher levels of assets under management for ETFs and mutual funds, and higher exchange-traded derivative volumes. The increase at Platts was due to continued demand for market data and price assessment products. These increases were partially offset by a decrease at Ratings driven by lower corporate bond ratings revenue.

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

Our Strategy

We are a leading provider of transparent and independent ratings, benchmarks, analytics and data to the capital and commodity markets worldwide. Our purpose is to provide the intelligence that is essential for companies, governments and individuals to make decisions with conviction. We seek to deliver on this purpose in line with our core values of integrity, excellence and relevance.

In 2018, we announced the launch of Powering the Markets of the Future to provide a framework for our forward-looking business strategy. Through this framework, we seek to deliver an exceptional, differentiated customer experience by enhancing our foundational capabilities, evolving and growing our core businesses, and pursuing growth via adjacencies. In 2020, we will strive to deliver on our strategic priorities in the following key areas:

Finance

•	Meeting or exceeding revenue growth and EBITA margin targets and delivering on commitments to return capital to shareholders;

•	Funding organic opportunities with continued productivity gains;

•	Pursuing a disciplined acquisition, investment and partnership strategy to support our strategic initiatives; and

•	Better serving our customers, employees, and the communities in which we operate through our commitment to corporate responsibility and sustainability.

Customer

•	Continuing to drive excellence through our core business offerings;

•	Delivering ESG, Small and Medium-sized Enterprise data and Marketplace solutions to market on schedule and with strong commercial traction;

•	Modernizing and enhancing the delivery of our products across multiple channels (e.g., S&P Global Platform, MI Smart move, feeds, application programming interfaces);

•	Providing a superior customer experience through the collective efforts of our divisions and functions; and

•	Accelerating growth in non-U.S. markets with a particular focus on progressing our businesses in China.

Operations

•	Modernizing our workplace to improve end-user productivity and experience, enabling our employees to innovate and better serve our customers;

•	Standardizing and simplifying our technology to best support and enable our divisions;

•	Reducing our Cyber Security risk while augmenting process maturity and producing outcomes commensurate with our risk appetite;

•	Maintaining our strong commitment to quality, utilizing shared data processes and capabilities; and

•	Continuing to advance a strong Risk, Internal Control, and Compliance environment.

People

•	Creating an inclusive performance-driven culture that drives employee engagement and aligns with our purpose of accelerating progress in the world;

•	Promoting career mobility and attracting and retaining the best people; and

•	Improving diversity in overall representation through talent acquisition, advancement and retention.

There can be no assurance that we will achieve success in implementing any one or more of these strategies as a variety of factors could unfavorably impact operating results, including prolonged difficulties in the global credit markets and a change in the regulatory environment affecting our businesses. See Item 1A, Risk Factors, in this Annual Report on Form 10-K.

Further projections and discussion on our 2020 outlook for our segments can be found within “ – Results of Operations”.

RESULTS OF OPERATIONS

Consolidated Review

(in millions)	Year ended December 31,			% Change
	2019	2018	2017	’19 vs ’18	’18 vs ’17
Revenue	$6,699	$6,258	$6,063	7%	3%
Expenses:
Operating-related expenses	1,801	1,698	1,694	6%	—%
Selling and general expenses	1,517	1,564	1,606	(3)%	(3)%
Depreciation and amortization	204	206	180	(1)%	14%
Total expenses	3,522	3,468	3,480	2%	—%
Gain on dispositions	(49)	—	—	N/M	N/M
Operating profit	3,226	2,790	2,583	16%	8%
Other expense (income), net	98	(25)	(27)	N/M	8%
Interest expense, net	198	134	149	48%	(10)%
Provision for taxes on income	627	560	823	12%	(32)%
Net income	2,303	2,121	1,638	9%	30%
Less: net income attributable to noncontrolling interests	(180)	(163)	(142)	(10)%	(15)%
Net income attributable to S&P Global Inc.	$2,123	$1,958	$1,496	8%	31%
N/M - not meaningful

Revenue

(in millions)	Year ended December 31,			% Change
	2019	2018	2017	’19 vs ’18	’18 vs ’17
Subscription revenue	$2,843	$2,682	$2,454	6%	9%
Non-subscription / transaction revenue	1,632	1,401	1,574	17%	(11)%
Non-transaction revenue	1,401	1,408	1,363	(1)%	3%
Asset-linked fees	623	542	484	15%	12%
Sales usage-based royalties	200	225	188	(11)%	19%
% of total revenue:
Subscription revenue	43%	43%	41%
Non-subscription / transaction revenue	24%	22%	26%
Non-transaction revenue	21%	23%	22%
Asset-linked fees	9%	9%	8%
Sales usage-based royalties	3%	3%	3%

U.S. revenue	$3,949	$3,750	$3,658	5%	3%
International revenue:
European region	1,681	1,543	1,473	9%	5%
Asia	715	647	594	11%	9%
Rest of the world	354	318	338	11%	(6)%
Total international revenue	$2,750	$2,508	$2,405	10%	4%
% of total revenue:
U.S. revenue	59%	60%	60%
International revenue	41%	40%	40%

2019
Revenue increased 7% as compared to 2018. Subscription revenue increased primarily from growth in Market Intelligence's average contract values and continued demand for Platt's proprietary content. Higher data subscription revenue at Indices also contributed to subscription revenue growth. Non-transaction revenue decreased 1% primarily due to the unfavorable impact from foreign exchange rates. Non-transaction revenue was unfavorably impacted by a decline in Ratings Evaluation Service activity, a decrease at CRISIL, primarily within the risk and analytics sector, and lower entity credit ratings revenue, and benefited from an increase in surveillance revenue and higher royalty revenue. Non-subscription / transaction revenue increased driven by an increase in corporate bond ratings revenue and public finance revenue, partially offset by a decline in bank loan ratings revenue at Ratings. Asset linked fees increased due to the impact of higher levels of assets under management for ETFs and mutual funds at Indices. Additionally, asset-linked fees was favorably impacted by the buyout of the balance of intellectual property rights in a family of indices from one of our co-marketing and index development partners in the fourth quarter of 2018, retrospective fees for previously unlicensed and unreported index usage and benefits related to recent contract renegotiations. The decline in sales-usage based royalties was primarily driven by lower exchange-traded derivative volumes at Indices in 2019. See “Segment Review” below for further information.

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

Foreign exchange rates had a 1 percentage point favorable impact on revenue. This impact refers to constant currency comparisons estimated by recalculating current year results of foreign operations using the average exchange rate from the prior year.

Total Expenses

The following tables provide an analysis by segment of our operating-related expenses and selling and general expenses for the years ended December 31, 2019 and 2018:

(in millions)	2019		2018		% Change
	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses
Ratings [1]	$847	$461	$804	$517	5%	(11)%
Market Intelligence [2]	691	583	654	535	6%	9%
Platts [3]	219	194	212	195	3%	(1)%
Indices	136	144	129	133	5%	8%
Intersegment eliminations [4]	(128)	—	(125)	—	(2)%	N/M
Total segments	1,765	1,382	1,674	1,380	5%	—%
Corporate Unallocated expense [5]	36	135	24	184	53%	(27)%
	$1,801	$1,517	$1,698	$1,564	6%	(3)%
N/M - not meaningful

[1]
In 2019, selling and general expenses include employee severance charges of $11 million. In 2018, selling and general expenses include legal settlement expenses of $74 million and employee severance charges of $8 million.

[2]
In 2019, selling and general expenses include employee severance charges of $6 million and acquisition-related costs of $4 million. In 2018, selling and general expenses include restructuring charges related to a business disposition and employee severance charges of $7 million.

3 In 2019, selling and general expenses include employee severance charges of $1 million.

[4]	Intersegment eliminations primarily relate to a royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings.

[5]
In 2019, selling and general expenses include Kensho retention related expense of $21 million, lease impairments of $11 million and employee severance charges of $7 million. In 2018, selling and general expenses include Kensho retention related expense of $31 million, lease impairments of $11 million and employee severance charges of $10 million.

Operating-Related Expenses
Operating-related expenses increased as compared to 2018 driven by the acquisition of Kensho in April of 2018 and increases at all of our reportable segments. Ratings increased primarily due to an increase in incentive costs, partially offset by lower professional fees. The increase at Market Intelligence was due to higher technology costs, higher compensation costs and an increase in intersegment royalties tied to annualized contract value growth. Platts increased due to higher compensation costs primarily related to annual merit increases and higher costs to support business initiatives. The increase at Indices was primarily related to increased royalties due to increased traction of royalty-based products and higher compensation costs.

Intersegment eliminations primarily relate to a royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings.

Selling and General Expenses
Selling and general expenses decreased 3%. Excluding the impact of legal settlement expenses in 2018 of 4 percentage points and higher Kensho retention related expense in 2018 of 1 percentage point, selling and general expenses increased 2%. This increase was primarily driven by an increase at Market Intelligence due to higher compensation and technology costs. The increase at Ratings was primarily driven by an increase in incentive costs. Indices increased primarily due to higher legal expenses and compensation costs. These increases were partially offset by a decrease in expenses at Corporate Unallocated primarily driven by a $20 million contribution made by the Company to the S&P Global Foundation in 2018 and a decrease in expenses at Kensho.

Depreciation and Amortization
Depreciation and amortization decreased $2 million, or 1%, compared to 2018 due to decreases at Market Intelligence and Platts related to assets becoming fully depreciated and assets becoming fully amortized at Platts, partially offset by an increase in amortization expense from the acquisition of Kensho in April of 2018.

The following tables provide an analysis by segment of our operating-related expenses and selling and general expenses for the years ended December 31, 2018 and 2017:

(in millions)	2018		2017		% Change
	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses
Ratings [1]	$804	$517	$856	$582	(6)%	(11)%
Market Intelligence [2]	654	535	619	502	6%	7%
Platts [3]	212	195	207	218	3%	(10)%
Indices	129	133	121	118	6%	12%
Intersegment eliminations [4]	(125)	—	(109)	—	(14)%	N/M
Total segments	1,674	1,380	1,694	1,420	(1)%	(3)%
Corporate Unallocated expense[5]	24	184	—	186	N/M	(1)%
	$1,698	$1,564	$1,694	$1,606	—%	(3)%
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

Operating-Related Expenses
Operating-related expenses remained relatively unchanged as compared to 2017, increasing $4 million or less than 1%. Market Intelligence increased due to an increase in cost of sales as a result of royalties tied to annualized contract value growth and increased data costs, and higher compensation costs related to additional headcount. Additionally, operating-related expenses increased due to the acquisition of Kensho in April of 2018. These increases were partially offset by decreased compensation costs at Ratings primarily driven by reduced incentive costs as well as the decreased headcount from attrition and prior year restructuring actions.

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

Depreciation and Amortization
Depreciation and amortization increased $26 million, or 14%, compared to 2018 due to an increase in amortization expense primarily related to the acquisition of Kensho in April of 2018.

Gain on Dispositions

During the year ended December 31, 2019, we completed the following dispositions that resulted in a pre-tax gain of $49 million, which was included in Gain on dispositions in the consolidated statement of income:

•
In July of 2019, we completed the sale of RigData, a business within our Platts segment, to Drilling Info, Inc. RigData is a provider of daily information on rig activity for the natural gas and oil markets across North America. During the year ended December 31, 2019, we recorded a pre-tax gain of $27 million ($26 million after-tax) in Gain on dispositions in the consolidated statement of income related to the sale of RigData.

•
In March of 2019, we entered into an agreement to sell Standard & Poor's Investment Advisory Services LLC  ("SPIAS"), a business within our Market Intelligence segment, to Goldman Sachs Asset Management ("GSAM"). SPIAS provides non-discretionary investment advice across institutional sub-advisory and intermediary distribution channels globally. On July 1, 2019, we completed the sale of SPIAS to GSAM. During the year ended December 31, 2019, we recorded a pre-tax gain of $22 million ($12 million after-tax) in Gain on dispositions in the consolidated statement of income related to the sale of SPIAS.

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

The table below reconciles segment operating profit to total operating profit:

(in millions)	Year ended December 31,			% Change
	2019	2018	2017	’19 vs ’18	’18 vs ’17
Ratings [1]	$1,763	$1,530	$1,517	15%	1%
Market Intelligence [2]	607	545	457	11%	19%
Platts [3]	438	383	326	15%	18%
Indices [4]	630	563	478	12%	18%
Total segment operating profit	3,438	3,021	2,778	14%	9%
Corporate Unallocated [5]	(212)	(231)	(195)	8%	(19)%
Total operating profit	$3,226	$2,790	$2,583	16%	8%

[1]
2019 includes employee severance charges of $11 million. 2018 includes legal settlement expenses of $74 million and employee severance charges of $8 million. 2017 includes legal settlement expenses of $55 million and employee severance charges of $25 million. 2019 and 2018 includes amortization of intangibles from acquisitions of $2 million and 2017 includes amortization of intangibles from acquisitions of $4 million.

[2]
2019 includes a gain on the sale of SPIAS of $22 million, employee severance charges of $6 million and acquisition-related costs of $4 million. 2018 includes restructuring charges related to a business disposition and employee severance charges of $7 million. 2017 includes employee severance charges of $7 million and a non-cash disposition-related adjustment of $4 million. 2019, 2018 and 2017 includes amortization of intangibles from acquisitions of $75 million, $73 million and $71 million, respectively.

[3]
2019 includes a gain on the sale of RigData of $27 million and employee severance charges of $1 million. 2017 includes a non-cash acquisition-related adjustment of $11 million, a charge to exit a leased facility of $6 million, an asset write-off of $2 million and employee severance charges of $2 million. 2019 includes amortization of intangibles from acquisitions of $12 million and both 2018 and 2017 includes amortization of intangibles from acquisitions of $18 million.

[4]	2019, 2018 and 2017 includes amortization of intangibles from acquisitions of $6 million.

[5]
2019 includes Kensho retention related expense of $21 million, lease impairments of $11 million and employee severance charges of $7 million. 2018 includes Kensho retention related expense of $31 million, lease impairments of $11 million and employee severance charges of $10 million. 2017 includes a charge to exit leased facilities of $19 million and employee severance charges of $10 million. 2019 and 2018 also includes amortization of intangibles from acquisitions of $28 million and $23 million, respectively.

2019

Segment Operating Profit — Increased $417 million, or 14% as compared to 2018. Excluding the impact of higher legal settlement expenses in 2018 of 3 percentage points and a gain on our dispositions in 2019 of 2 percentage points, segment operating profit increased 9%. This increase was primarily driven by an increase in revenue at all of our reportable segments and lower professional fees, partially offset by higher technology costs, an increase in incentive costs and higher compensation costs driven by annual merit increases and additional headcount.

Corporate Unallocated — Corporate Unallocated includes costs for corporate center functions, select initiatives and unoccupied office space and Kensho, included in selling and general expenses, and Kensho revenue in 2018. Corporate Unallocated improved by $19 million or 8% as compared to 2018. Excluding the favorable impact of lower Kensho retention related expense in 2019 of 2 percentage points, partially offset by the unfavorable impact of higher deal-related amortization in 2019 of 1 percentage point, Corporate Unallocated improved 7% primarily driven by a $20 million contribution made by the Company to the S&P Global Foundation in 2018 and a reduction in professional fees.

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

2018

Segment Operating Profit — Increased $243 million, or 9% as compared to 2017. Excluding the favorable impact of higher employee severance charges in 2017 of 1 percentage point and non-cash acquisition and disposition related adjustments of 1 percentage point, partially offset by the impact of higher legal settlement charges in 2018 of 1 percentage point, segment operating profit increased 7%. This increase was primarily due to revenue growth at Market Intelligence, Indices and Platts as discussed above and decreased compensation costs at Ratings primarily driven by reduced incentive costs as well as the decreased headcount from attrition and prior year restructuring actions. These increases were partially offset by a decrease in revenue at Ratings, increased expenses at Market Intelligence due to an increase in cost of sales as a result of royalties tied to annualized contract value growth and increased data costs, and higher compensation costs at Market Intelligence and Indices primarily driven by additional headcount. See “ – Segment Review” below for further information.

Corporate Unallocated — Corporate Unallocated includes costs for corporate center functions, select initiatives and unoccupied office space, included in selling and general expenses, and the results for Kensho in 2018. Corporate Unallocated operating loss increased by $36 million or 19% as compared to 2017. Excluding the unfavorable impact of Kensho retention related expense in 2018 of 17 percentage points, higher deal-related amortization of 12 percentage points, partially offset by higher lease impairment charges in 2017 of 4 percentage points, Corporate Unallocated improved 6% due to a reduction in vacant space, performance related incentive compensation and professional fees.

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

Other Expense (Income), net

Other expense, net for 2019 was $98 million and other income, net for 2018 and 2017 was $25 million and $27 million, respectively. Other income (expense), net primarily includes the net periodic benefit cost for our retirement and postretirement plans. During the first quarter of 2019, the Company purchased a group annuity contract under which an insurance company assumed the Company’s obligation to pay pension benefits to approximately 4,600 retirees and beneficiaries. This purchase eliminates all future investment or mortality risk associated with these retirees. The purchase of this group annuity contract was funded with pension plan assets. As a result, the Company’s outstanding pension benefit obligation was reduced by approximately $370 million, representing approximately 24% of the total obligations of the Company’s qualified pension plans. In connection with this transaction, the Company recorded a pre-tax settlement charge of $113 million, reflecting the accelerated recognition of a portion of unamortized actuarial losses in the plan. The Company also recorded pension settlement charges of $5 million and $8 million in 2018 and 2017, respectively. Excluding these charges, other income, net was $14 million, $29 million and $35 million for 2019, 2018 and 2017, respectively. The decreases in other income, net in 2019 compared to 2018 and 2018 compared to 2017 were primarily due to a higher loss on investments.

Interest Expense, net

Net interest expense for 2019 increased $64 million or 48% as compared to 2018, primarily driven by costs associated with the early repayment of our 3.3% Senior Notes and a portion of our 6.55% Senior Notes. Excluding these costs, net interest expense increased $7 million or 5%, driven by the release of reserves for accrued interest related to the resolution of various tax audits in 2018.

Net interest expense for 2018 decreased $16 million or 10% as compared to 2017, driven by the release of reserves for accrued interest related to the resolution of various tax audits in 2018.

Provision for Income Taxes

Our effective tax rate was 21.4%, 20.9% and 33.4% for 2019, 2018 and 2017, respectively. The increase in 2019 was primarily due to an increase in accruals for potential tax liabilities for prior years in various jurisdictions. The decrease in 2018 was primarily due to the reduction of the U.S. federal corporate tax rate as a result of the enactment of the Tax Cuts and Jobs Act ("TCJA"). Additionally, a one-time net tax charge of $149 million due to the TCJA was recorded in 2017, which included tax expense of approximately $173 million on the deemed repatriation of foreign earnings and a tax benefit of approximately $24 million in respect of the re-valuation of the net U.S. deferred tax liabilities at the reduced corporate income tax rate.

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

Ratings disaggregates its revenue between transaction and non-transaction. Transaction revenue primarily includes fees associated with:

•	ratings related to new issuance of corporate and government debt instruments, as well as structured finance debt instruments;

•	bank loan ratings; and

•
corporate credit estimates, which are intended, based on an abbreviated analysis, to provide an indication of our opinion regarding creditworthiness of a company which does not currently have a Ratings credit rating.

Non-transaction revenue primarily includes fees for surveillance of a credit rating, annual fees for customer relationship-based pricing programs, fees for entity credit ratings and global research and analytics at CRISIL. Non-transaction revenue also includes an intersegment royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings. Royalty revenue for 2019, 2018 and 2017 was $118 million, $109 million and $100 million, respectively.

The following table provides revenue and segment operating profit information for the years ended December 31:

(in millions)	Year ended December 31,			% Change
	2019	2018	2017	’19 vs ’18	’18 vs ’17
Revenue	$3,106	$2,883	$2,988	8%	(4)%

Transaction revenue [1]	$1,577	$1,350	$1,515	17%	(11)%
Non-transaction revenue [1]	$1,529	$1,533	$1,473	—%	4%
% of total revenue:
Transaction revenue	51%	47%	51%
Non-transaction revenue	49%	53%	49%

U.S. revenue	$1,745	$1,619	$1,716	8%	(6)%
International revenue	$1,361	$1,264	$1,272	8%	1%
% of total revenue:
U.S. revenue	56%	56%	57%
International revenue	44%	44%	43%

Operating profit [2]	$1,763	$1,530	$1,517	15%	1%
% Operating margin	57%	53%	51%

[1]
In 2019, we reevaluated our transaction and non-transaction revenue presentation which resulted in a reclassification from transaction revenue to non-transaction revenue of $27 million and $25 million for 2018 and 2017, respectively.

[2]
2019 includes employee severance charges of $11 million. 2018 includes legal settlement expenses of $74 million and employee severance charges of $8 million. 2017 includes legal settlement expenses of $55 million and employee severance charges of $25 million. 2019 and 2018 includes amortization of intangibles from acquisitions of $2 million and 2017 includes amortization of intangibles from acquisitions of $4 million.

2019

Revenue increased 8%, with a 1 percentage point unfavorable impact from foreign exchange rates, due to an increase in transaction revenue. Transaction revenue increased due to an increase in corporate bond ratings revenue primarily driven by higher corporate bond issuance in the U.S. and Europe mainly resulting from historically low borrowing costs, partially offset by lower bank loan ratings revenue driven by reduced U.S. issuance volumes. An increase in public finance revenue due to increased issuance also contributed to transaction revenue growth. Non-transaction revenue decreased less than 1% primarily due to the unfavorable impact from foreign exchange rates. Non-transaction revenue was unfavorably impacted by a decline in Ratings Evaluation Service activity, a decrease at CRISIL, primarily within the risk and analytics sector, and lower entity credit ratings revenue, and benefited from an increase in surveillance revenue and higher royalty revenue. Transaction and non-transaction revenue also benefited from improved contract terms across product categories.

Operating profit increased 15%, with a 2 percentage point unfavorable impact from foreign exchange rates. Excluding the impact of higher legal settlement expenses in 2018 of 5 percentage points, operating profit increased 10%. This increase was primarily due to the increase in revenue discussed above combined with a reduction in legal expenses, lower professional fees from increased leverage on the Global Technology Center and internal resources, partially offset by an increase in incentive costs and AWS cloud infrastructure spend.

2018

Revenue decreased 4% due to a decline in transaction revenue, partially offset by an increase in non-transaction revenue. Transaction revenue decreased due to a decline in corporate bond ratings revenue driven by lower corporate bond issuance in the U.S. and Europe, partially offset by an increase in structured finance revenue and bank loan ratings revenue. The increase in structured finance transaction revenue was driven by increased U.S. collateralized loan obligations ("CLO") issuance in the first half of the year. Non-transaction revenue grew due to an increase in surveillance revenue, higher entity credit ratings revenue, an increase in royalty revenue, and an increase in Ratings Evaluation Service activity. Transaction and non-transaction revenue benefited from improved contract terms across product categories.

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

	2019 Compared to 2018
Corporate Bond Issuance *	U.S.	Europe	Global
High-yield issuance	58%	35%	51%
Investment-grade issuance	14%	(2)%	12%
Total issuance	20%	2%	15%

*	Includes Industrials and Financial Services.

•
Corporate issuance was up in 2019 driven by double-digit increases in both high-yield and investment grade issuance. U.S. high-yield issuance increased as accommodating views from the U.S. Federal Reserve regarding interest rates throughout 2019 moved investors toward more fixed-rate debt. Strength was also seen in U.S. investment grade issuance as issuers were taking advantage of historically low borrowing costs. Increased issuance in Europe was driven by strength in high-yield issuance. Both high-yield and investment grade issuance comparisons also benefited from weakness in 2018 due to market volatility and slowing global economic growth.

	2019 Compared to 2018
Structured Finance	U.S.	Europe	Global
Asset-backed securities (“ABS”)	(1)%	(14)%	—%
Structured credit (primarily CLOs)	(46)%	(30)%	(43)%
Commercial mortgage-backed securities (“CMBS”)	26%	17%	23%
Residential mortgage-backed securities (“RMBS”)	67%	6%	28%
Covered bonds	**	(8)%	(10)%
Total issuance	(11)%	(10)%	(9)%
** Represents no activity in 2019 and 2018.

•
ABS issuance was down slightly in the U.S. reflecting a decline in student loan and credit card transactions and down in Europe primarily in auto transactions reflecting uncertainty caused by regulation introducing a new framework for simple, transparent and standardized ("STS") securitizations effective January 1, 2019.

•	Issuance was down in the U.S and European structured credit markets driven by a decline in CLO transactions.

•	CMBS issuance was up in the U.S. reflecting increased market volume caused by a decline in interest rates. CMBS issuance was also up in Europe driven by increased market volume.

•
RMBS issuance was up in the U.S. reflecting increased market volume primarily driven by nonqualified mortgages. RMBS issuance was also up in Europe reflecting increased market volume in the fourth quarter of 2019.

•
Covered bond (debt securities backed by mortgages or other high-quality assets that remain on the issuer's balance sheet) issuance in Europe was down driven by difficult market conditions in the third and fourth quarters of 2019.

Industry Highlights and Outlook

Revenue increased in 2019 due to an increase in corporate bond ratings revenue primarily driven by higher corporate bond issuance in the U.S. and Europe. In 2019, Ratings continued to focus on international expansion particularly in China and published its first ratings in the domestic Chinese bond market. Additionally, Ratings launched ESG Evaluation in 2019. The ESG Evaluation is a cross-sector, relative analysis of an entity's ability to operate successfully in the future and optimize long-term stakeholder value in light of its natural and social environment and the quality of its governance.

In 2020, Ratings will continue to focus on strengthening analytical excellence to drive market relevance, leveraging new technology and data capabilities to transform its value chain, entering new high-potential geographies with innovative products and extending its strong analytical capabilities to new opportunities such as ESG and cybersecurity.

Legal and Regulatory Environment

General
Ratings and many of the securities that it rates are subject to extensive regulation in both the U.S. and in other countries, and therefore existing and proposed laws and regulations can impact the Company’s operations and the markets in which it operates. Additional laws and regulations have been adopted but not yet implemented or have been proposed or are being considered. In addition, in certain countries, governments may provide financial or other support to locally-based rating agencies. For example, governments may from time to time establish official rating agencies or credit ratings criteria or procedures for evaluating local issuers. We have reviewed the new laws, regulations and rules which have been adopted and we have implemented, or are planning to implement, changes as required. We do not believe that such new laws, regulations or rules will have a material adverse effect on our financial condition or results of operations. Other laws, regulations and rules relating to credit rating agencies are being considered by local, national, foreign and multinational bodies and are likely to continue to be considered in the future, including provisions seeking to reduce regulatory and investor reliance on credit ratings, remuneration and rotation of credit rating agencies, and liability standards applicable to credit rating agencies. The impact on us of the adoption of any such laws, regulations or rules remains uncertain, but could increase the costs and legal risks relating to Ratings’ rating activities, or adversely affect our ability to compete and/or our remuneration, or result in changes in the demand for credit ratings.

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

Other Jurisdictions
Outside of the U.S. and the EU, regulators and government officials have also been implementing formal oversight of credit rating agencies. Ratings is subject to regulations in most of the foreign jurisdictions in which it operates and continues to work closely with regulators globally to promote the global consistency of regulatory requirements. Regulators in additional countries may introduce new regulations in the future. This includes the UK, in which the Financial Conduct Authority is establishing its own credit rating agencies oversight regime for its exit from the EU.

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

In March of 2019, we entered into an agreement to sell SPIAS, a business within our Market Intelligence segment, to GSAM. SPIAS provides non-discretionary investment advice across institutional sub-advisory and intermediary distribution channels globally. On July 1, 2019, we completed the sale of SPIAS to GSAM. During 2019, we recorded a pre-tax gain of $22 million ($12 million after-tax) in Gain on dispositions in the consolidated statement of income related to the sale of SPIAS.

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

The following table provides revenue and segment operating profit information for the years ended December 31:

(in millions)	Year ended December 31,			% Change
	2019	2018	2017	’19 vs ’18	’18 vs ’17
Revenue	$1,959	$1,833	$1,683	7%	9%

Subscription revenue	$1,904	$1,773	$1,614	7%	10%
Non-subscription revenue	$45	$40	$46	12%	(13)%
Asset-linked fees	$10	$20	$23	(50)%	(14)%
% of total revenue:
Subscription revenue	97%	97%	96%
Non-subscription revenue	2%	2%	3%
Asset-linked fees	1%	1%	1%

U.S. revenue	$1,213	$1,180	$1,114	3%	6%
International revenue	$746	$653	$569	14%	14%
% of total revenue:
U.S. revenue	62%	64%	66%
International revenue	38%	36%	34%

Operating profit [1]	$607	$545	$457	11%	19%
% Operating margin	31%	30%	27%

[1]
2019 includes a gain on the disposition of SPIAS of $22 million, employee severance charges of $6 million and acquisition-related costs of $4 million. 2018 includes restructuring charges related to a business disposition and employee severance charges of $7 million. 2017 includes employee severance charges of $7 million and a non-cash disposition-related adjustment of $4 million. 2019, 2018 and 2017 includes amortization of intangibles from acquisitions of $75 million, $73 million and $71 million, respectively.

2019

Revenue increased 7% and was favorably impacted by less than 1 percentage point from the net impact of recent acquisitions and a disposition. Excluding the impact of the acquisitions and disposition, increased revenue was driven by growth in annualized contract values in the Market Intelligence Desktop products, RatingsXpress®, RatingsDirect®, CUSIP and our data feed products within Data Management Solutions. Excluding the impact of the acquisitions and disposition favorably impacting Desktop revenue growth by 1 percentage point, revenue growth at Data Management Solutions, Credit Risk Solutions and Desktop was 11%, 9% and 4%, respectively. Both domestic and international revenue increased compared to 2018. In 2019, international revenue represented 38% of Market Intelligence's total revenue compared to 36% in 2018. Foreign exchange rates had an unfavorable impact of less than one percentage point. Revenue was favorably impacted by the acquisitions of 451 Research, LLC, Panjiva Inc. ("Panjiva") and the Rate Watch business ("RateWatch") in December of 2019, February of 2018 and June of 2018, respectively, and the transfer of Kensho revenue from Corporate in January of 2019, and unfavorably impacted by the disposition of SPIAS in July of 2019. See Note 1 - Nature of Operations and Basis of Presentation and Note 2 - Acquisitions and Divestitures to the Consolidated Financial Statements and Supplementary Data, in the Annual Report on Form 10-K for further discussion.

Operating profit increased 11%, with a 2 percentage point favorable impact from foreign exchange rates. Excluding the favorable impact of the gain on the disposition of SPIAS of 5 percentage points, partially offset by the unfavorable impact of acquisition-related costs in 2019 of 1 percentage point, operating profit increased 7%. The increase was primarily due to revenue growth, partially offset by higher technology costs, higher compensation costs primarily driven by additional headcount and an increase in intersegment royalties tied to annualized contract value growth.

2018

Revenue increased 9% and was favorably impacted by 1 percentage point from the impact of recent acquisitions. Excluding acquisitions, the revenue increase was driven by growth in annualized contract values in the Market Intelligence Desktop, RatingsXpress® and RatingsDirect® products. Increases in annualized contract value for certain of our data feed products within Data Management Solutions also contributed to revenue growth. Both domestic and international revenue increased compared to 2017. In 2018, international revenue represented 36% of Market Intelligence's total revenue compared to 34% in 2017.

Operating profit increased 19%, with a 3 percentage point favorable impact from foreign exchange rates. Excluding the favorable impact of a non-cash disposition-related adjustment in 2017 of 8 percentage points and higher employee severance charges in 2017 of 2 percentage points, partially offset by the unfavorable impact of higher amortization in 2018 of 5 percentage points and disposition-related costs in 2018 of 2 percentage points, operating profit increased 16%. The increase was primarily due to revenue growth, partially offset by an increase in intersegment royalties tied to annualized contract value growth and increased data costs, and higher compensation costs driven by additional headcount partially related to the acquisitions of Panjiva in February of 2018 and Rate Watch in June of 2018.

Industry Highlights and Outlook

In 2019, Market Intelligence launched unique technology innovations including Textual Data Analytics, Kensho's Scribe and several ESG-related offerings. Textual Data Analytics, launched on XpressfeedTM, provides sentiment scores and behavioral metrics derived from earnings call transcripts. Kensho's Scribe is a speech recognition solution specifically optimized for financial audio. In 2019, Market Intelligence continued to develop its desktop platform by enhancing its product offerings and developing its analytical capabilities. In 2020, Market Intelligence will continue to focus on leveraging its strong content heritage to expand the core business, streamlining and enriching the customer experience across all delivery platforms, and harnessing new data sources and technology to extend into new geographies and growth areas such as ESG.

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

European Union
The EU enacted a package of legislative measures known as MiFID II ("MiFID II"), which revises and updates the existing EU Markets in Financial Instruments Directive framework, and the substantive provisions became applicable in all EU Member States as of January 3, 2018. MiFID II includes provisions that, among other things: (i) impose new conditions and requirements on the licensing of benchmarks and provide for non-discriminatory access to exchanges and clearing houses; (ii) modify the categorization and treatment of certain classes of derivatives; (iii) expand the categories of trading venue that are subject to regulation; (iv) require the unbundling of investment research and direct  how asset managers pay for research either out of a research payment account or from a firm’s profits; and (v) provide for the mandatory trading of certain derivatives on exchanges (complementing the mandatory derivative clearing requirements in the EU Market Infrastructure Regulation of 2011). Although the MiFID II package is “framework” legislation (meaning that much of the detail of the rules will be set out in subordinate measures, including some technical standards yet to be adopted by the European Commission), the introduction of the MiFID II package may result in changes to the manner in which Market Intelligence licenses its price certain products. MiFID II may impose regulatory burdens on Market Intelligence activities in the EU, although the exact impact and costs are not yet known.

Platts

Platts is the leading independent provider of information and benchmark prices for the commodity and energy markets. Platts provides essential price data, analytics, and industry insight enabling the commodity and energy markets to perform with greater transparency and efficiency.

On July 31, 2019, we completed the sale of RigData, a business within our Platts segment, to Drilling Info, Inc. RigData is a provider of daily information on rig activity for the natural gas and oil markets across North America. During 2019, we recorded a pre-tax gain of $27 million ($26 million after-tax) in Gain on dispositions in the consolidated statement of income related to the sale of RigData.

Platts' revenue is generated primarily through the following sources:

•	Subscription revenue — primarily from subscriptions to our real-time news, market data and price assessments, along with other information products;

•	Sales usage-based royalties — primarily from licensing of our proprietary market price data and price assessments to commodity exchanges, and

•	Non-subscription revenue — conference sponsorship, consulting engagements, and events.

(in millions)	Year ended December 31,			% Change
	2019	2018	2017	’19 vs ’18	’18 vs ’17
Revenue	$844	$815	$774	4%	5%

Subscription revenue	$774	$750	$704	3%	6%
Sales usage-based royalties	$60	$54	$57	11%	(5)%
Non-subscription revenue	$10	$11	$13	(5)%	(12)%
% of total revenue:
Subscription revenue	92%	92%	91%
Sales usage-based royalties	7%	7%	7%
Non-subscription revenue	1%	1%	2%

U.S. revenue	$281	$283	$284	—%	—%
International revenue	$563	$532	$490	6%	9%
% of total revenue:
U.S. revenue	33%	35%	37%
International revenue	67%	65%	63%

Operating profit [1]	$438	$383	$326	15%	18%
% Operating margin	52%	47%	42%

1
2019 includes a gain on the disposition of RigData of $27 million and employee severance charges of $1 million. 2017 includes a non-cash acquisition-related adjustment of $11 million, a charge to exit a leased facility of $6 million, an asset write-off of $2 million and employee severance charges of $2 million. 2019 includes amortization of intangibles from acquisitions of $12 million and both 2018 and 2017 includes amortization of intangibles from acquisitions of $18 million.

2019

Revenue increased 4% and was unfavorably impacted by less than 1 percentage point from the net impact of recent acquisitions and a disposition. Excluding the acquisitions and disposition, revenue increased due to continued demand for market data and price assessment products driven by both expanded product offerings to our existing customers combined with enhanced contract terms. Additionally, revenue growth was driven by an increase in sales usage-based royalties from the licensing of our proprietary market price data and price assessments to commodity exchanges mainly due to increased trading volumes in Iron Ore, LNG and Gasoil. Demand for market data and price assessment products was driven by international customers. International revenue increased and domestic revenue, which was unfavorably impacted by the disposition of RigData in July of 2019, remained relatively unchanged compared to 2018. In 2019, international revenue represented 67% of Platts total revenue compared to 65% in 2018. Petroleum continues to be the most significant revenue driver, followed by power & gas, metals and petrochemicals also contributing to revenue growth. Foreign exchange rates had an unfavorable impact of less than 1 percentage point. Revenue was unfavorably impacted by the disposition of RigData in July of 2019 and favorably impacted by the acquisitions of Live Rice Index and Enerdata in August of 2019 and September of 2019, respectively. See Note 2 - Acquisitions and Divestitures to the Consolidated Financial Statements and Supplementary Data, in the Annual Report on Form 10-K for further discussion.

Operating profit increased 15% with a 2 percentage point favorable impact from foreign exchange rates. Excluding the favorable impact of the gain on the disposition of RigData of 7 percentage points and lower amortization of intangibles in 2019 of 2 percentage points, operating profit increased 6%. The increase was primarily due to revenue growth, partially offset by an increase in operating costs to support revenue growth and business initiatives at Platts, including Asia expansion initiatives, an increase in compensation costs due to annual merit increases and increased headcount, higher technology costs, an increase in the bad debt provision in the current year and one-time costs related to the discontinuation of a product line at Platts.

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

Industry Highlights and Outlook

In 2019, sustained demand for market data and price assessment products, led by petroleum, continued to drive revenue growth. Revenue also increased from the licensing of our proprietary market price data and price assessments to commodity exchanges driven by higher trading volumes. In 2019, Platts continued to drive commercial transformation by enhancing and simplifying the customer experience. Additionally, Platts focused on expanding its capabilities in Asia. In 2020, Platts will continue to focus on extending the core business through innovation, simplifying its product and platform strategy, and driving commercial transformation.

Legal and Regulatory Environment

Platts’ commodities price assessment and information business is subject to increasing regulatory scrutiny in the U.S. and abroad. As discussed below under the heading “Indices-Legal and Regulatory Environment”, the financial benchmarks industry is subject to the new benchmark regulation in the EU (the “EU Benchmark Regulation”) as well as potential increased regulation in other jurisdictions. Platts has obtained authorization and is now supervised by the Dutch Authority for the Financial Markets in the Netherlands under the EU Benchmark Regulation, and may need to take similar steps in other jurisdictions including the United Kingdom post-Brexit and jurisdictions outside of Europe if they pass similar legislation. For a further discussion of competitive and other risks inherent in our Platts business, see Item 1A, Risk Factors, in this Annual Report on Form 10-K.
European Union
The EU has enacted MiFID II, which revise and update the existing EU Markets in Financial Instruments Directive and the substantive provisions became applicable in all EU Member States as of January 3, 2018. MiFID II includes provisions that, among other things: (i) impose new conditions and requirements on the licensing of benchmarks and provide for non-discriminatory access to exchanges and clearing houses; (ii) modify the categorization and treatment of certain classes of derivatives; (iii) expand the categories of trading venue that are subject to regulation; (iv) require the unbundling of investment research and direct  how asset managers pay for research either out of a research payment account or from a firm’s profits; and (v) provide for the mandatory trading of certain derivatives on exchanges (complementing the mandatory derivative clearing requirements in the E.U. Market Infrastructure Regulation of 2011). Although the MiFID II package is “framework” legislation (meaning that much of the detail of the rules will be set out in subordinate measures, including some technical standards yet to be adopted by the European Commission), the introduction of the MiFID II package may result in changes to the manner in which Platts licenses its price assessments. MiFID II and the Market Abuse Regulation ("MAR") may impose additional regulatory burdens on Platts activities in the EU, although the exact impact and costs are not yet known.

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
Indices

Indices is a global index provider maintaining a wide variety of indices to meet an array of investor needs. Indices’ mission is to provide transparent benchmarks to help with decision making, collaborate with the financial community to create innovative products, and provide investors with tools to monitor world markets.
Indices primarily derives revenue from asset-linked fees based on the S&P and Dow Jones indices and to a lesser extent generates subscription revenue and sales-usage based royalties. Specifically, Indices generates revenue from the following sources:

•	Investment vehicles — asset-linked fees such as ETFs and mutual funds, that are based on the S&P Dow Jones Indices' benchmarks and generate revenue through fees based on assets and underlying funds;

•	Exchange traded derivatives — generate sales usage-based royalties based on trading volumes of derivatives contracts listed on various exchanges;

•	Index-related licensing fees — fixed or variable annual and per-issue asset-linked fees for over-the-counter derivatives and retail-structured products; and

•	Data and customized index subscription fees — fees from supporting index fund management, portfolio analytics and research.

The following table provides revenue and segment operating profit information for the years ended December 31:

(in millions)	Year ended December 31,			% Change
	2019	2018	2017	’19 vs ’18	’18 vs ’17
Revenue	$918	$837	$728	10%	15%

Asset-linked fees	$613	$522	$461	18%	13%
Subscription revenue	$165	$144	$136	14%	6%
Sales usage-based royalties	$140	$171	$131	(18)%	30%
% of total revenue:
Asset-linked fees	67%	62%	63%
Subscription revenue	18%	17%	19%
Sales usage-based royalties	15%	21%	18%

U.S. revenue	$772	$719	$601	7%	20%
International revenue	$146	$118	$127	24%	(7)%
% of total revenue:
U.S. revenue	84%	86%	83%
International revenue	16%	14%	17%

Operating profit [1]	$630	$563	$478	12%	18%
Less: net income attributable to noncontrolling interests	$170	$151	$129	12%	17%
Net operating profit	$460	$412	$349	12%	18%
% Operating margin	69%	67%	66%
% Net operating margin	50%	49%	48%

[1]	2019, 2018 and 2017 includes amortization of intangibles from acquisitions of $6 million.

2019

Revenue increased 10% due to higher levels of assets under management ("AUM") for ETFs and mutual funds. Additionally, revenue was favorably impacted by the buyout of the balance of intellectual property rights in a family of indices from one of our co-marketing and index development partners in the fourth quarter of 2018, retrospective fees for previously unlicensed and unreported index usage and benefits related to contract renegotiations. These increases were partially offset by a decrease in exchange-traded derivatives revenue primarily driven by lower volumes in 2019. Ending AUM for ETFs increased 30% to $1.701 trillion in 2019 and average AUM for ETFs increased 8% to $1.508 trillion compared to 2018. Foreign exchange rates had an unfavorable impact of less than 1 percentage point.

Operating profit grew 12%. The impact of revenue growth was partially offset by higher operating costs from increased royalties due to increased traction of royalty-based products, higher legal expenses and increased compensation costs primarily driven by additional headcount, partially offset by lower incentive costs. Foreign exchange rates had a favorable impact of less than 1 percentage point.

2018

Revenue increased 15%, primarily driven by higher AUM for ETFs and mutual funds, and higher exchange-traded derivative volumes due to market volatility. Average AUM for ETFs increased 20% to $1.399 trillion compared to 2017. Ending AUM for ETFs decreased 3% to $1.309 trillion compared to 2017 driven by the impact of market depreciation in the fourth quarter of 2018. Foreign exchange rates had an unfavorable impact of less than 1 percentage point.

Operating profit grew 18%. The impact of revenue growth was partially offset by higher operating costs to support revenue growth and business initiatives at Indices and higher compensation costs from additional headcount. Foreign exchange rates had an unfavorable impact of less than 1 percentage point.

Industry Highlights and Outlook

Indices continues to be the leading index provider for the ETF market space. In 2019, higher average levels of AUM for ETFs contributed to revenue growth. In 2019, Indices continued to launch innovative indices, expand index product offerings and grow international partnerships. In 2020, Indices will continue to focus on growing the core business, expanding innovative offerings with focus on differentiated solutions such as factor, multi-asset-class, and ESG indices, and growing globally through collaborative client relationships.

Legal and Regulatory Environment

Over the past four years the financial benchmarks industry has been subject to specific benchmark regulation in the European Union (the "EU Benchmark Regulation") and Australia (the "Australia Benchmark Regulation"). Other jurisdictions are also considering new regulation for financial benchmarks.
The EU Benchmark Regulation was published June 30, 2016 and included provisions applicable to Indices and Platts, which became effective January 1, 2018. Both Indices and Platts have established separate benchmark administrators in connection with their benchmark activities in Europe. The Indices and Platts entities are both based in Amsterdam and are authorized by the Netherlands Authority for Financial Markets (AFM). This legislation will likely cause additional operating obligations but they are not expected to be material at this time, although the exact impact remains unclear.
The Australian Benchmark Regulation was enacted in June of 2018 and included provisions applicable to Indices, designating the S&P ASX 200 a significant financial benchmark and therefore requiring Indices to obtain a license from the Australian Investment and Securities Commission (“ASIC”) as its administrator. Indices is in the process of obtaining such license. Although narrower in scope, the requirements of the Australian Benchmark Regulation are similar to those of the EU Benchmark Regulation. This legislation will likely cause additional operating obligations but they are not expected to be material at this time, although the exact impact remains unclear.
In July of 2013, the IOSCO issued Financial Benchmark Principles (IOSCO Principles), intended to promote the reliability of financial benchmark determinations. The IOSCO Principles address governance, benchmark quality and accountability mechanisms, including with regard to the indices published by Indices. Even though the IOSCO Principles are not binding law, Indices has taken steps to align its governance regime and operations with the IOSCO Principles and engaged an independent auditor to perform an annual reasonable assurance review of such alignment.
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
LIQUIDITY AND CAPITAL RESOURCES

We continue to maintain a strong financial position. Our primary source of funds for operations is cash from our businesses and our core businesses have been strong cash generators. In 2020, cash on hand, cash flows from operations and availability under our existing credit facility are expected to be sufficient to meet any additional operating and recurring cash needs into the foreseeable future. We use our cash for a variety of needs, including but not limited to: ongoing investments in our businesses, strategic acquisitions, share repurchases, dividends, repayment of debt, capital expenditures and investment in our infrastructure.

Cash Flow Overview

Cash, cash equivalents, and restricted cash were $2.9 billion as of December 31, 2019, an increase of $0.9 billion as compared to December 31, 2018.

(in millions)	Year ended December 31,
	2019	2018	2017
Net cash provided by (used for):
Operating activities	$2,776	$2,064	$2,016
Investing activities	(131)	(513)	(209)
Financing activities	(1,751)	(2,288)	(1,507)

In 2019, free cash flow increased to $2.5 billion compared to $1.8 billion in 2018. Free cash flow is a non-GAAP financial measure and reflects our cash flow provided by operating activities less capital expenditures and distributions to noncontrolling interest holders. Capital expenditures include purchases of property and equipment and additions to technology projects. See “Reconciliation of Non-GAAP Financial Information” below for a reconciliation of cash flow provided by operating activities, the most directly comparable U.S. GAAP financial measure, to free cash flow and free cash flow excluding certain items.

Operating activities
Cash provided by operating activities increased to $2.8 billion in 2019 as compared to $2.1 billion in 2018. The increase is mainly due to higher results from operations, lower incentive compensation payments and lower legal settlement payments in 2019.

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

Cash used for investing activities decreased to $0.1 billion for 2019 as compared to $0.5 billion in 2018, primarily due to cash used for the acquisition of Kensho and the purchase of intellectual property in 2018.

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

Cash used for financing activities decreased to $1.8 billion in 2019 from $2.3 billion in 2018. The decrease is primarily attributable to higher cash paid for share repurchases in 2018 and proceeds from the issuance of senior notes in 2019.

Cash used for financing activities increased to $2.3 billion in 2018 from $1.5 billion in 2017. The increase is primarily attributable to higher cash paid for share repurchases in 2018.

During 2019, we received 5.9 million shares, including 0.4 million shares received in January of 2019 related to our October 29, 2018 accelerated share repurchase ("ASR") agreement, resulting in $1,240 million of cash used to repurchase shares. We entered into an ASR agreement with a financial institution on August 5, 2019 to initiate share repurchases aggregating $500 million. We repurchased a total of 2.0 million shares under the ASR agreement for an average purchase price of $253.36 per share. We entered into an ASR agreement with a financial institution on February 11, 2019 to initiate share repurchases aggregating $500 million. We repurchased a total of 2.3 million shares under the ASR agreement for an average purchase price of $214.65 per share.

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

On December 4, 2013, the Board of Directors approved a share repurchase program authorizing the purchase of up to 50 million shares, which was approximately 18% of the total shares of our outstanding common stock at that time. Our current repurchase program has no expiration date and purchases under this program may be made from time to time on the open market and in private transactions, depending on market conditions. As of December 31, 2019, 4.7 million shares remained available under our current repurchase program.

See Note 9 — Equity to the Consolidated Financial Statements and Supplementary Data, in the Annual Report on Form 10-K for further discussion related to our ASR agreements.

Additional Financing

We have the ability to borrow a total of $1.2 billion through our commercial paper program, which is supported by our revolving $1.2 billion five-year credit agreement (our "credit facility") that we entered into on June 30, 2017. This credit facility will terminate on June 30, 2022. There were no commercial paper borrowings outstanding as of December 31, 2019 and 2018.

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

On November 1, 2019, Fitch Ratings upgraded our short-term/commercial paper rating to F1 from F2, affirmed our long-term debt rating and the ratings outlook was maintained at stable.

Dividends

On January 29, 2020, the Board of Directors approved an increase in the quarterly common stock dividend from $0.57 per share to $0.67 per share.

Contractual Obligations

We typically have various contractual obligations, which are recorded as liabilities in our consolidated balance sheets, while other items, such as certain purchase commitments and other executory contracts, are not recognized, but are disclosed herein. For example, we are contractually committed to contracts for information-technology outsourcing, certain enterprise-wide information-technology software licensing and maintenance.

We believe that the amount of cash and cash equivalents on hand, cash flow expected from operations and availability under our credit facility will be adequate for us to execute our business strategy and meet anticipated requirements for lease obligations, capital expenditures, working capital and debt service for 2020.

The following table summarizes our significant contractual obligations and commercial commitments as of December 31, 2019, over the next several years. Additional details regarding these obligations are provided in the notes to our consolidated financial statements, as referenced in the footnotes to the table:

(in millions)	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Debt: [1]
Principal payments	$—	$—	$—	$3,948	$3,948
Interest payments	$156	$313	$313	$1,414	$2,196
Operating leases [2]	$133	$211	$147	$358	$849
Purchase obligations and other [3]	$91	$98	$69	$70	$328
Total contractual cash obligations	$380	$622	$529	$5,790	$7,321

[1]	Our debt obligations are described in Note 5 – Debt to our consolidated financial statement.

[2]	See Note 13 – Commitments and Contingencies to our consolidated financial statements for further discussion on our operating lease obligations.

[3]
Other consists primarily of commitments for unconditional purchase obligations in contracts for information-technology outsourcing and certain enterprise-wide information-technology software licensing and maintenance.

As of December 31, 2019, we had $124 million of liabilities for unrecognized tax benefits. We have excluded the liabilities for unrecognized tax benefits from our contractual obligations table because, until formal resolutions are reached, reasonable estimates of the timing of cash settlements with the respective taxing authorities are not practicable.

As of December 31, 2019, we have recorded $2,268 million for our redeemable noncontrolling interest in our S&P Dow Jones Indices LLC partnership discussed in Note 9 – Equity to our consolidated financial statements.  Specifically, this amount relates to the put option under the terms of the operating agreement of S&P Dow Jones Indices LLC, whereby, after December 31, 2017, CME Group and CME Group Index Services LLC ("CGIS") has the right at any time to sell, and we are obligated to buy, at least 20% of their share in S&P Dow Jones Indices LLC. We have excluded this amount from our contractual obligations table because we are uncertain as to the timing and the ultimate amount of the potential payment we may be required to make.

We make contributions to our pension and postretirement plans in order to satisfy minimum funding requirements as well as additional contributions that we consider appropriate to improve the funded status of our plans. During 2019, we contributed $46 million to our retirement plans. Expected employer contributions in 2020 are $11 million and $5 million for our retirement and postretirement plans, respectively. In 2020, we may elect to make additional non-required contributions depending on investment performance and the pension plan status. See Note 7 – Employee Benefits to our consolidated financial statements for further discussion.

Off-Balance Sheet Arrangements

As of December 31, 2019 and 2018, we did not have any material relationships with unconsolidated entities, such as entities often referred to as specific purpose or variable interest entities where we are the primary beneficiary, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such we are not exposed to any financial liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

(in millions)	Year ended December 31,			% Change
	2019	2018	2017	’19 vs ’18	’18 vs ’17
Cash provided by operating activities	$2,776	$2,064	$2,016	34%	2%
Capital expenditures	(115)	(113)	(123)
Distributions to noncontrolling interest holders, net [1]	(143)	(154)	(111)
Free cash flow	$2,518	$1,797	$1,782	40%	1%
Settlement of prior-year tax audits	51	73	—
Tax on gain from sale of SPIAS and RigData	13	—	—
Tax on gain from sale of SPSE and CMA	—	—	67
Payment of legal settlements	1	180	4
Tax benefit from legal settlements	—	(44)	(2)
Free cash flow excluding above items	$2,583	$2,006	$1,851	29%	8%
1 Distributions to noncontrolling interest holders is net of amounts owed to the S&P Dow Jones Indices LLC joint venture by the noncontrolling interest holders.

(in millions)	2019	2018	2017	’19 vs ’18	’18 vs ’17
Cash used for investing activities	(131)	(513)	(209)	(75)%	NM
Cash used for financing activities	(1,751)	(2,288)	(1,507)	(23)%	52%
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

Allowance for doubtful accounts
The allowance for doubtful accounts reserve methodology is based on historical analysis, a review of outstanding balances and current conditions. In determining these reserves, we consider, amongst other factors, the financial condition and risk profile of our customers, areas of specific or concentrated risk as well as applicable industry trends or market indicators. The impact on operating profit for a one percentage point change in the allowance for doubtful accounts is approximately $16 million.

For the years ended December 31, 2019, 2018 and 2017, there were no material changes in our assumptions regarding the determination of the allowance for doubtful accounts. Based on our current outlook these assumptions are not expected to significantly change in 2020.

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

Goodwill and indefinite-lived intangible assets
Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. As of December 31, 2019 and 2018, the carrying value of goodwill and other indefinite-lived intangible assets was $4.4 billion. Goodwill and other intangible assets with indefinite lives are not amortized, but instead are tested for impairment annually during the fourth quarter each year or more frequently if events or changes in circumstances indicate that the asset might be impaired.

Goodwill
As part of our annual impairment test of our four reporting units, we initially perform a qualitative analysis evaluating whether any events and circumstances occurred that provide evidence that it is more likely than not that the fair value of any of our reporting units is less than its carrying amount. Reporting units are generally an operating segment or one level below an operating segment. Our qualitative assessment included, but was not limited to, consideration of macroeconomic conditions, industry and market conditions, cost factors, cash flows, changes in key Company personnel and our share price. If, based on our evaluation of the events and circumstances that occurred during the year we do not believe that it is more likely than not that the fair value of any of our reporting units is less than its carrying amount, no quantitative impairment test is performed. Conversely, if the results of our qualitative assessment determine that it is more likely than not that the fair value of any of our reporting units is less than its respective carrying amount we perform a two-step quantitative impairment test. For 2019, based on our qualitative assessments, we determined that it is more likely than not that our reporting units’ fair values were greater than their respective carrying amounts.

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

We performed our impairment assessment of goodwill and indefinite-lived intangible assets and concluded that no impairment existed for the years ended December 31, 2019, 2018, and 2017.

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

Our discount rate and return on asset assumptions used to determine the net periodic pension and postretirement benefit cost on our U.S. retirement plans are as follows:

	Retirement Plans			Postretirement Plans
January 1	2020	2019	2018	2020	2019	2018
Discount rate	3.45%	4.40%	3.68%	3.08%	4.15%	3.40%
Return on assets	5.50%	6.00%	6.00%
Weighted-average healthcare cost rate				6.50%	6.50%	6.50%

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

In 2018, we made a one-time issuance of incentive stock options under the 2002 Plan to replace Kensho employees' stock options that were assumed in connection with our acquisition of Kensho in April of 2018. There were no stock options granted in 2019 and 2017.

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

We file income tax returns in the U.S. federal jurisdiction, various states, and foreign jurisdictions, and we are routinely under audit by many different tax authorities. We believe that our accrual for tax liabilities is adequate for all open audit years based on our assessment of many factors including past experience and interpretations of tax law. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events. It is possible that examinations will be settled prior to December 31, 2020. If any of these tax audit settlements do occur within that period we would make any necessary adjustments to the accrual for unrecognized tax benefits.

As of December 31, 2019, we have approximately $3.2 billion of undistributed earnings of our foreign subsidiaries, of which $776 million is reinvested indefinitely in our foreign operations.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk includes changes in foreign exchange rates. We have operations in various foreign countries where the functional currency is primarily the local currency. For international operations that are determined to be extensions of the parent company, the U.S. dollar is the functional currency. We typically have naturally hedged positions in most countries from a local currency perspective with offsetting assets and liabilities. During the years ended December 31, 2019 and 2018, we entered into foreign exchange forward contracts in order to mitigate the change in fair value of specific assets and liabilities in the consolidated balance sheet. These forward contracts are not designated as hedges and do not qualify for hedge accounting. During the years ended December 31, 2019, 2018 and 2017, we entered into foreign exchange forward contracts to hedge the effect of adverse fluctuations in foreign currency exchange rates. For the year ended December 31, 2019, we entered into a cross-currency swap contract to hedge a portion of our net investment in a foreign subsidiary against volatility in foreign exchange rates. We have not entered into any derivative financial instruments for speculative purposes. See Note 6 – Derivative Instruments to the Consolidated Financial Statements and Supplementary Data, in the Annual Report on Form 10-K for further discussion.

Item 8. Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of S&P Global Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of S&P Global Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 10, 2020 expressed an unqualified opinion thereon.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosures to which it relates.

Valuation of redeemable noncontrolling interest in S&P Dow Jones Indices LLC
Description of the Matter
As described in Notes 1 and 9 to the financial statements, the Company has an agreement with the minority partners of its S&P Dow Jones Indices LLC joint venture that contains redemption features outside of the control of the Company. This arrangement is reported as a redeemable noncontrolling interest at fair value of $2,268 million at December 31, 2019. The Company adjusts the redeemable noncontrolling interest each reporting period to its estimated redemption value, but never less than its initial fair value, using both income and market valuation approaches.

Auditing the Company's valuation of its redeemable noncontrolling interest was complex due to the estimation uncertainty in determining the fair value. The estimation uncertainty was primarily due to the sensitivity of the fair value to underlying assumptions about the future performance of the business. The more significant judgmental assumptions used to estimate the value of the S&P Dow Jones Indices LLC joint venture include an estimated discount rate, a range of assumptions that form the basis of the expected future net cash flows (e.g., revenue growth rates and operating margins), a company specific beta and earnings and transaction multiples for comparable companies and similar acquisitions, respectively. These significant judgmental assumptions that incorporate market data are forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s controls over the accounting for its redeemable noncontrolling interest, including controls over management's judgments and evaluation of the underlying assumptions with regard to the valuation models applied and the estimation process supporting the determination of the fair value of S&P Dow Jones Indices LLC joint venture.
To test the valuation of redeemable noncontrolling interest, we evaluated the Company's selection of the valuation methodology and the methods and significant assumptions used by inspecting available market data and performing sensitivity analyses. For example, when evaluating the assumptions related to the revenue growth rate and operating profit margins, we compared the assumptions to the past performance of S&P Dow Jones Indices LLC joint venture in addition to current observable industry, market and economic trends. We involved valuation specialists to assist in our evaluation of the methodology and significant assumptions used by the Company, including the discount rate, company specific beta and earnings for comparable companies and transaction multiples for similar acquisitions. We also tested the completeness and accuracy of the underlying data supporting the significant assumptions and estimates.

/s/ ERNST & YOUNG LLP

We have served as the Company’s auditor since 1969.

New York, New York
February 10, 2020

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of S&P Global Inc.

Opinion on Internal Control over Financial Reporting
We have audited S&P Global Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, S&P Global Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of S&P Global Inc. as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in Item 15(a)(2) and our report dated February 10, 2020 expressed an unqualified opinion thereon.

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

/s/ ERNST & YOUNG LLP

New York, New York
February 10, 2020

Consolidated Statements of Income

(in millions, except per share data)	Year Ended December 31,
	2019	2018	2017
Revenue	$6,699	$6,258	$6,063
Expenses:
Operating-related expenses	1,801	1,698	1,694
Selling and general expenses	1,517	1,564	1,606
Depreciation	82	84	82
Amortization of intangibles	122	122	98
Total expenses	3,522	3,468	3,480
Gain on dispositions	(49)	—	—
Operating profit	3,226	2,790	2,583
Other expense (income), net	98	(25)	(27)
Interest expense, net	198	134	149
Income before taxes on income	2,930	2,681	2,461
Provision for taxes on income	627	560	823
Net income	2,303	2,121	1,638
Less: net income attributable to noncontrolling interests	(180)	(163)	(142)
Net income attributable to S&P Global Inc.	$2,123	$1,958	$1,496

Earnings per share attributable to S&P Global Inc. common shareholders:
Net income:
Basic	$8.65	$7.80	$5.84
Diluted	$8.60	$7.73	$5.78
Weighted-average number of common shares outstanding:
Basic	245.4	250.9	256.3
Diluted	246.9	253.2	258.9

Actual shares outstanding at year end	244.0	248.4	253.7
See accompanying notes to the consolidated financial statements.

Consolidated Statements of Comprehensive Income

(in millions)	Year Ended December 31,
	2019	2018	2017
Net income	$2,303	$2,121	$1,638
Other comprehensive income:
Foreign currency translation adjustments	10	(96)	93
Income tax effect	8	(4)	—
	18	(100)	93

Pension and other postretirement benefit plans	141	(14)	52
Income tax effect	(39)	9	(11)
	102	(5)	41

Unrealized (loss) gain on investment and forward exchange contracts	(2)	2	(10)
Income tax effect	—	—	—
	(2)	2	(10)

Comprehensive income	2,421	2,018	1,762
Less: comprehensive income attributable to nonredeemable noncontrolling interests	(10)	(12)	(13)
Less: comprehensive income attributable to redeemable noncontrolling interests	(170)	(151)	(129)
Comprehensive income attributable to S&P Global Inc.	$2,241	$1,855	$1,620
See accompanying notes to the consolidated financial statements.

Consolidated Balance Sheets

(in millions)	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$2,866	$1,917
Restricted cash	20	41
Short-term investments	28	18
Accounts receivable, net of allowance for doubtful accounts: 2019- $34; 2018 - $34	1,577	1,449
Prepaid and other current assets	221	162
Total current assets	4,712	3,587
Property and equipment:
Buildings and leasehold improvements	420	372
Equipment and furniture	522	494
Total property and equipment	942	866
Less: accumulated depreciation	(622)	(596)
Property and equipment, net	320	270
Right of use assets	676	—
Goodwill	3,575	3,535
Other intangible assets, net	1,424	1,524
Other non-current assets	641	525
Total assets	$11,348	$9,441
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$190	$211
Accrued compensation and contributions to retirement plans	446	354
Income taxes currently payable	68	73
Unearned revenue	1,928	1,641
Other current liabilities	461	351
Total current liabilities	3,093	2,630
Long-term debt	3,948	3,662
Lease liabilities – non-current	620	—
Pension and other postretirement benefits	259	229
Other non-current liabilities	624	616
Total liabilities	8,544	7,137
Redeemable noncontrolling interest	2,268	1,620
Commitments and contingencies (Note 13)
Equity:
Common stock, $1 par value: authorized - 600 million shares; issued: 2019 - 294 million shares; 2018 - 294 million shares	294	294
Additional paid-in capital	903	833
Retained income	12,205	11,284
Accumulated other comprehensive loss	(624)	(742)
Less: common stock in treasury - at cost: 2019 - 50 million shares; 2018 - 45 million shares	(12,299)	(11,041)
Total equity – controlling interests	479	628
Total equity – noncontrolling interests	57	56
Total equity	536	684
Total liabilities and equity	$11,348	$9,441
See accompanying notes to the consolidated financial statements.

Consolidated Statements of Cash Flows

(in millions)	Year Ended December 31,
	2019	2018	2017
Operating Activities:
Net income	$2,303	$2,121	$1,638
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	82	84	82
Amortization of intangibles	122	122	98
Provision for losses on accounts receivable	18	21	16
Deferred income taxes	46	81	—
Stock-based compensation	78	94	99
Gain on dispositions	(49)	—	—
Accrued legal settlements	—	1	55
Pension settlement charge, net of taxes	85	—	—
Other	93	52	96
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	(135)	(164)	(196)
Prepaid and other current assets	(81)	(1)	10
Accounts payable and accrued expenses	73	(106)	75
Unearned revenue	256	70	85
Accrued legal settlements	(1)	(108)	(4)
Other current liabilities	(56)	(67)	(85)
Net change in prepaid/accrued income taxes	(41)	(7)	32
Net change in other assets and liabilities	(17)	(129)	15
Cash provided by operating activities	2,776	2,064	2,016
Investing Activities:
Capital expenditures	(115)	(113)	(123)
Acquisitions, net of cash acquired	(91)	(401)	(83)
Proceeds from dispositions	85	6	2
Changes in short-term investments	(10)	(5)	(5)
Cash used for investing activities	(131)	(513)	(209)
Financing Activities:
Proceeds from issuance of senior notes, net	1,086	489	—
Payments on senior notes	(868)	(403)	—
Dividends paid to shareholders	(560)	(503)	(421)
Distributions to noncontrolling interest holders, net	(143)	(154)	(111)
Repurchase of treasury shares	(1,240)	(1,660)	(1,001)
Exercise of stock options	40	34	75
Purchase of additional CRISIL shares	—	(25)	—
Employee withholding tax on share-based payments and other	(66)	(66)	(49)
Cash used for financing activities	(1,751)	(2,288)	(1,507)
Effect of exchange rate changes on cash	34	(84)	87
Net change in cash, cash equivalents, and restricted cash	928	(821)	387
Cash, cash equivalents, and restricted cash at beginning of year	1,958	2,779	2,392
Cash, cash equivalents, and restricted cash at end of year	$2,886	$1,958	$2,779
Cash paid during the year for:
Interest	$162	$151	$139
Income taxes	$659	$558	$709
See accompanying notes to the consolidated financial statements.

Consolidated Statements of Equity

(in millions)	Common Stock $1 par	Additional Paid-in Capital	Retained Income		Accumulated Other Comprehensive Loss		Less: Treasury Stock	Total SPGI Equity	Noncontrolling Interests	Total Equity
Balance as of December 31, 2016	$412	$502	$9,210		$(773)		$8,701	$650	$51	$701
Comprehensive income [1]			1,496		124			1,620	15	1,635
Dividends (Dividend declared per common share — $1.64 per share)			(421)					(421)	(10)	(431)
Share repurchases							1,001	(1,001)	(5)	(1,006)
Employee stock plans		23					(100)	123	8	131
Change in redemption value of redeemable noncontrolling interest			(260)					(260)		(260)
Other			(2)					(2)	(2)	(4)
Balance as of December 31, 2017	$412	$525	$10,023		$(649)		$9,602	$709	$57	$766
Comprehensive income [1]			1,958		(103)			1,855	12	1,867
Dividends (Dividend declared per common share — $2.00 per share)			(503)					(503)	(11)	(514)
Share repurchases		(75)					1,585	(1,660)		(1,660)
Retirement of common stock	(118)						(118)	—		—
Employee stock plans		56					(28)	84		84
Change in redemption value of redeemable noncontrolling interest			(228)					(228)		(228)
Increase in CRISIL ownership		(25)						(25)	2	(23)
Stock consideration for Kensho		352						352		352
Other			34	[2]	10	[2]		44	(4)	40
Balance as of December 31, 2018	$294	$833	$11,284		$(742)		$11,041	$628	$56	$684
Comprehensive income [1]			2,123		118			2,241	10	2,251
Dividends (Dividend declared per common share — $2.28 per share)			(560)					(560)	(10)	(570)
Share repurchases		75					1,315	(1,240)		(1,240)
Employee stock plans		(5)					(57)	52		52
Capital contribution from noncontrolling interest			(36)					(36)		(36)
Change in redemption value of redeemable noncontrolling interest			(608)					(608)		(608)
Other			2					2	1	3
Balance as of December 31, 2019	$294	$903	$12,205		$(624)		$12,299	$479	$57	$536

[1]	Excludes $170 million, $151 million and $129 million in 2019, 2018 and 2017, respectively, attributable to redeemable noncontrolling interest.

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
In April of 2018, we acquired Kensho Technologies Inc. ("Kensho") for approximately $550 million, net of cash acquired, in a mix of cash and stock. Beginning in the first quarter of 2019, the contract obligations for revenue from Kensho's major customers were transferred to Market Intelligence for fulfillment.  As a result of this transfer, from January 1, 2019, revenue from contracts with Kensho’s customers is reflected in Market Intelligence’s results.  In 2018, the revenue from contracts with Kensho’s customers was reported in Corporate revenue. Restricted cash of $15 million and $32 million included in our consolidated balance sheets as of December 31, 2019 and 2018, respectively, includes amounts held in escrow accounts in connection with our acquisition of Kensho. See Note 2 — Acquisitions and Divestitures for additional information and Note 12 – Segment and Geographic Information for further discussion on our reportable segments.

Adoption of ASC 842, “Leases”
On January 1, 2019, we adopted Financial Accounting Standards Board Accounting Standards Codification ("FASB ASC") 842 that requires a lessee to recognize "right of use" assets with offsetting lease liabilities on the balance sheet, with expenses recognized similar to previously issued guidance. We adopted the new lease standard effective January 1, 2019 using the modified retrospective transition method. Under this transition method, the standard was adopted prospectively without restating prior period's financial statements. See Note 13 — Commitments and Contingencies for further details on our leases.

Adoption of ASC 606, “Revenue from Contracts with Customers”
We adopted FASB ASC 606 "Revenue from Contracts with Customers" using the modified retrospective transition method applied to our revenue contracts with customers as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior year amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC 605 "Revenue Recognition". We recorded a net increase to opening retained earnings of $35 million as of January 1, 2018 due to the cumulative effect of adopting ASC 606, with the impact primarily related to our treatment of costs to obtain a contract and to a lesser extent, changes to the timing of the recognition of our subscription and non-transaction revenues.

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

Non-transaction revenue
Non-transaction revenue at Ratings is primarily related to surveillance of a credit rating, annual fees for customer relationship-based pricing programs, fees for entity credit ratings and global research and analytics. Non-transaction revenue also includes an intersegment revenue elimination of $128 million, $125 million and $110 million for the years ended December 31, 2019, 2018, and 2017 respectively, mainly consisting of the royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings.

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

Non-subscription / Transaction revenue
Transaction revenue at our Ratings segment primarily includes fees associated with:

•	ratings related to new issuance of corporate and government debt instruments; as well as structured finance instruments;

•	bank loan ratings; and

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

Contract Assets
Contract assets include unbilled amounts from when the Company transfers service to a customer before a customer pays consideration or before payment is due. As of December 31, 2019 and 2018, contract assets were $28 million and $26 million, respectively, and are included in accounts receivable in our consolidated balance sheets.

Unearned Revenue
We record unearned revenue when cash payments are received in advance of our performance. The increase in the unearned revenue balance for the year ended December 31, 2019 is primarily driven by cash payments received in advance of satisfying our performance obligations, offset by $1.7 billion of revenues recognized that were included in the unearned revenue balance at the beginning of the period.

Remaining Performance Obligations
Remaining performance obligations represent the transaction price of contracts for work that has not yet been performed. As of December 31, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was $1.9 billion. We expect to recognize revenue on approximately half and three-quarters of the remaining performance obligations over the next 12 and 24 months, respectively, with the remainder recognized thereafter.

We do not disclose the value of unfulfilled performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts where revenue is a usage-based royalty promised in exchange for a license of intellectual property.

Costs to Obtain a Contract
We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We have determined that certain sales commission programs meet the requirements to be capitalized. Total capitalized costs to obtain a contract were $115 million and $101 million as of December 31, 2019 and December 31, 2018, respectively, and are included in prepaid and other current assets and other non-current assets on our consolidated balance sheets. The asset will be amortized over a period consistent with the transfer to the customer of the goods or services to which the asset relates, calculated based on the customer term and the average life of the products and services underlying the contracts. The expense is recorded within selling and general expenses.

We expense sales commissions when incurred if the amortization period would have been one year or less. These costs are recorded within selling and general expenses.

Other Expense (Income), net
The components of other expense (income), net for the year ended December 31 are as follows:

(in millions)	2019	2018	2017
Other components of net periodic benefit cost [1]	$79	$(30)	$(27)
Net loss from investments	19	5	—
Other expense (income), net	$98	$(25)	$(27)

1 During 2019, the Company purchased a group annuity contract under which an insurance company assumed a portion of the Company's obligation to pay pension benefits to the plan's beneficiaries. The purchase of this group annuity contract was funded by pension plan assets. The net periodic benefit cost for our retirement and post retirement plans for 2019 includes a non-cash pre-tax settlement charge of $113 million reflecting the accelerated recognition of a portion of unamortized actuarial losses in the plan.

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

Cash and cash equivalents
Cash and cash equivalents include ordinary bank deposits and highly liquid investments with original maturities of three months or less that consist primarily of money market funds with unrestricted daily liquidity and fixed term time deposits. Such investments and bank deposits are stated at cost, which approximates market value, and were $2.9 billion and $1.9 billion as of December 31, 2019 and 2018, respectively. These investments are not subject to significant market risk.

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

Capitalized technology costs
We capitalize certain software development and website implementation costs. Capitalized costs only include incremental, direct costs of materials and services incurred to develop the software after the preliminary project stage is completed, funding has been committed and it is probable that the project will be completed and used to perform the function intended. Incremental costs are expenditures that are out-of-pocket to us and are not part of an allocation or existing expense base. Software development and website implementation costs are expensed as incurred during the preliminary project stage. Capitalized costs are amortized from the year the software is ready for its intended use over its estimated useful life, three to seven years, using the straight-line method. Periodically, we evaluate the amortization methods, remaining lives and recoverability of such costs. Capitalized software development and website implementation costs are included in other non-current assets and are presented net of accumulated amortization. Gross capitalized technology costs were $212 million and $205 million as of December 31, 2019 and 2018, respectively. Accumulated amortization of capitalized technology costs was $129 million and $105 million as of December 31, 2019 and 2018, respectively.

Fair Value
Certain assets and liabilities are required to be recorded at fair value and classified within a fair value hierarchy based on inputs used when measuring fair value. We have forward exchange contracts and a cross currency swap that are adjusted to fair value on a recurring basis.

Other financial instruments, including cash and cash equivalents and short-term investments, are recorded at cost, which approximates fair value because of the short-term maturity and highly liquid nature of these instruments. The fair value of our long-term debt borrowings were $3.9 billion and $3.8 billion as of December 31, 2019 and 2018, respectively, and was estimated based on quoted market prices.

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

We performed our impairment assessment of goodwill and indefinite-lived intangible assets and concluded that no impairment existed for the years ended December 31, 2019, 2018 and 2017.

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

Advertising expense
The cost of advertising is expensed as incurred. We incurred $34 million in advertising costs for the year ended December 31, 2019 and $33 million for the years ended December 31, 2018 and 2017.

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

In 2018, we made a one-time issuance of incentive stock options under the 2002 Plan to replace Kensho employees' stock options that were assumed in connection with our acquisition of Kensho in April of 2018. There were no stock options granted in 2019 and 2017.

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

We file income tax returns in the U.S. federal jurisdiction, various states, and foreign jurisdictions, and we are routinely under audit by many different tax authorities. We believe that our accrual for tax liabilities is adequate for all open audit years based on our assessment of many factors including past experience and interpretations of tax law. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events. It is possible that examinations will be settled prior to December 31, 2020. If any of these tax audit settlements do occur within that period we would make any necessary adjustments to the accrual for unrecognized tax benefits.

As of December 31, 2019, we have approximately $3.2 billion of undistributed earnings of our foreign subsidiaries, of which $776 million is reinvested indefinitely in our foreign operations.

Redeemable Noncontrolling Interest
The agreement with the minority partners of our S&P Dow Jones Indices LLC joint venture contains redemption features whereby interests held by our minority partners are redeemable either (i) at the option of the holder or (ii) upon the occurrence of an event that is not solely within our control. Since redemption of the noncontrolling interest is outside of our control, this interest is presented on our consolidated balance sheets under the caption “Redeemable noncontrolling interest.” If the interest were to be redeemed, we would generally be required to purchase the interest at fair value on the date of redemption. We adjust the redeemable noncontrolling interest each reporting period to its estimated redemption value, but never less than its initial fair value, using both income and market valuation approaches. Our income and market valuation approaches incorporate Level 3 measures for instances when observable inputs are not available. The more significant judgmental assumptions used to estimate the value of the S&P Dow Jones Indices LLC joint venture include an estimated discount rate, a range of assumptions that form the basis of the expected future net cash flows (e.g., the revenue growth rates and operating margins), and a company specific beta. The significant judgmental assumptions used that incorporate market data, including the relative weighting of market observable information and the comparability of that information in our valuation models, are forward-looking and could be affected by future economic and market conditions. Any adjustments to the redemption value will impact retained income. See Note 9 – Equity for further detail.

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

Recent Accounting Standards
In January 2020, the Financial Accounting Standards Board ("FASB") issued a guidance intended to clarify the interaction of the accounting for equity securities under ASC 321, investments accounted for under the equity method of accounting under ASC 323, and the accounting for certain forward contracts and purchased options accounted for under ASC 815. This guidance could change how the Company accounts for an equity security under the measurement alternative. The guidance is effective for reporting periods beginning after December 15, 2020; however early adoption permitted. We are currently evaluating the impact of the adoption of this guidance on our consolidated financial statements.

In December of 2019, the FASB issued guidance to simplify the accounting for income taxes. The guidance eliminates certain exceptions to the general principles of Topic 740. The guidance is effective for reporting periods after December 15, 2020; however, early adoption is permitted. We are currently evaluating the impact of the adoption of this guidance on our consolidated financial statements.

In November of 2018, the FASB issued guidance that provides clarification on whether certain transactions between collaborative arrangement participants should be accounted for as revenue under Accounting Standards Codification ("ASC") 606. The guidance is effective for reporting periods beginning after December 15, 2019; however early adoption is permitted. We do not expect this guidance to have a significant impact on our consolidated financial statements.

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

In June of 2016, the FASB issued guidance that amends the measurement of credit losses on certain financial instruments by requiring the use of an expected loss methodology, which will result in more timely recognition of credit losses. The guidance is effective for reporting periods beginning after December 15, 2019. We have completed our evaluation of changes to our accounting policies, business processes, systems and internal controls to support the recognition and disclosure requirements under the new standard. The adoption of the new standard will impact our process around the assessment of the adequacy of our allowance for doubtful accounts on accounts receivable and contract assets to incorporate the impact of forecasts of future economic conditions, in addition to past events and current economic conditions. Based on our preliminary analysis, we anticipate that following the adoption of the new standard, the Company will recognize an immaterial adjustment to retained earnings as of the date of adoption.

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

2. Acquisitions and Divestitures

Acquisitions

2020
In December of 2019, CRISIL, included within our Ratings segment, agreed to acquire Greenwich Associates LLC ("Greenwich"), a leading provider of proprietary benchmarking data, analytics and qualitative, actionable insights that helps financial services firms worldwide measure and improve business performance. The acquisition will complement CRISIL's existing portfolio of products and expand offerings to new segments across financial services including commercial banks and asset and wealth managers. We will account for the acquisition using the purchase method of accounting. The acquisition of Greenwich will not be material to our consolidated financial statements. The completion of this acquisition is subject to certain closing conditions.

In January of 2020, we completed the acquisition of the ESG Ratings Business from RobecoSAM, which includes the widely followed SAM* Corporate Sustainability Assessment, an annual evaluation of companies' sustainability practices. The acquisition will bolster our position as the premier resource for essential environmental, social, and governance ("ESG") insights and product solutions for our customers. Through this acquisition, we will be able to offer our customers even more transparent, robust and comprehensive ESG solutions. We accounted for the acquisition using the purchase method of accounting. The acquisition of the ESG Ratings Business is not material to our consolidated financial statements.

2019
For the year ended December 31, 2019, we paid cash for acquisitions of $91 million, net of cash acquired, funded with cash from operations. None of our acquisitions were material either individually or in the aggregate, including the pro forma impact on earnings. Acquisitions completed during the year ended December 31, 2019 included:

•
In December of 2019, Market Intelligence acquired 451 Research, LLC ("451 Research"), a privately-held research and advisory firm that provides intelligence, expertise and data covering high-growth emerging technology segments. This acquisition will expand and strengthen Market Intelligence's research coverage, adding differentiated expertise and intelligence with comprehensive offerings in technologies. We accounted for the acquisition using the purchase method of accounting. The acquisition of 451 Research is not material to our consolidated financial statements.

•
In September of 2019, Platts acquired Canadian Enerdata Ltd. ("Enerdata"), an independent provider of energy data and information in Canada, to further enhance Platts' North American natural gas offering. We accounted for the acquisition using the purchase method of accounting. The acquisition of Enerdata is not material to our consolidated financial statements.

•
In August of 2019, Platts acquired Live Rice Index ("LRI"), a global provider of information and benchmark price assessments for the rice industry. The purchase expands Platts portfolio of agricultural price assessments while extending its data and news coverage in key export regions for international grains. We accounted for the acquisition using the purchase method of accounting. The acquisition of LRI is not material to our consolidated financial statements.

•
In July of 2019, we completed the acquisition of the Orion technology center from Ness Technologies. Orion was developed to become our center of excellence for technology talent to focus on innovation by providing employees with access to the latest technologies and global communications infrastructure, as well as physical spaces that enable highly-collaborative teams. We accounted for the acquisition using the purchase method of accounting. The acquisition of Orion is not material to our consolidated financial statements.

For acquisitions during 2019 that were accounted for using the purchase method, the excess of the purchase price over the fair value of the net assets acquired is allocated to goodwill and other intangibles. The goodwill recognized on our acquisitions is largely attributable to anticipated operational synergies and growth opportunities as a result of the acquisition. The intangible assets, excluding goodwill and indefinite-lived intangibles, will be amortized over their anticipated useful lives between 3 and 10 years which will be determined when we finalize our purchase price allocations. The goodwill for 451 Research and Orion is expected to be deductible for tax purposes.

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

For acquisitions during 2018 that were accounted for using the purchase method, the excess of the purchase price over the fair value of the net assets acquired is allocated to goodwill and other intangibles. The goodwill recognized on our acquisitions is largely attributable to anticipated operational synergies and growth opportunities as a result of the acquisition. The intangible assets, excluding goodwill and indefinite-lived intangibles, will be amortized over their useful lives not exceeding 10 years. The goodwill for RateWatch will continue to be deductible for tax purposes.

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

Non-cash investing activities
Liabilities assumed in conjunction with our acquisitions are as follows:

(in millions)	Year ended December 31,
	2019	2018	2017
Fair value of assets acquired	$110	$857	$83
Cash and stock consideration (net of cash acquired)	91	803	83
Liabilities assumed	$19	$54	$—

Divestitures

2020
In January of 2020, Market Intelligence entered into a strategic alliance to transition S&P Global Market Intelligence's Investor Relations ("IR") webhosting business to Q4 Inc. ("Q4"). This alliance will integrate Market Intelligence's proprietary data into Q4's portfolio of solutions, enabling further opportunities for commercial collaboration. In connection with transitioning its IR webhosting business to Q4, Market Intelligence has made a minority investment in Q4.

2019
During the year ended December 31, 2019, we completed the following dispositions that resulted in a pre-tax gain of $49 million, which was included in Gain on dispositions in the consolidated statement of income:

•
On July 31, 2019, we completed the sale of RigData, a business within our Platts segment, to Drilling Info, Inc. RigData is a provider of daily information on rig activity for the natural gas and oil markets across North America. During the year ended December 31, 2019, we recorded a pre-tax gain of $27 million ($26 million after-tax) in Gain on dispositions in the consolidated statement of income related to the sale of RigData.

•
In March of 2019, we entered into an agreement to sell Standard & Poor's Investment Advisory Services LLC  ("SPIAS"), a business within our Market Intelligence segment, to Goldman Sachs Asset Management ("GSAM"). SPIAS provides non-discretionary investment advice across institutional sub-advisory and intermediary distribution channels globally. On July 1, 2019, we completed the sale of SPIAS to GSAM. During the year ended December 31, 2019, we recorded a pre-tax gain of $22 million ($12 million after-tax) in Gain on dispositions in the consolidated statement of income related to the sale of SPIAS.

2018
During the year ended December 31, 2018, we did not complete any material dispositions.

2017
In April of 2017, we signed a letter of intent to sell our facility at East Windsor, New Jersey. The fixed assets of the facility of $5 million have been classified as held for sale, which is included in prepaid and other current assets in our consolidated balance sheet as of December 31, 2019 and 2018.

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

The operating profit of our businesses that were disposed of for the years ending December 31, 2019, 2018, and 2017 is as follows:

(in millions)	Year ended December 31,
	2019	2018	2017
Operating profit [1]	$5	$8	$6
1 The year ended December 31, 2019 excludes a pre-tax gain of $49 million on our dispositions.

3. Goodwill and Other Intangible Assets

Goodwill

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired.

The change in the carrying amount of goodwill by segment is shown below:

(in millions)	Ratings	Market Intelligence	Platts	Indices	Corporate	Total
Balance as of December 31, 2017	$114	$1,961	$523	$391	$—	$2,989
Acquisitions	5	62	—	—	498	565
Other [1]	(6)	6	(7)	(12)	—	(19)
Balance as of December 31, 2018	113	2,029	516	379	498	3,535
Acquisitions	—	44	6	—	—	50
Dispositions	—	(12)	(3)	—	—	(15)
Reclassifications	—	3	—	(3)	—	—
Other [1]	2	(2)	2	—	3	5
Balance as of December 31, 2019	$115	$2,062	$521	$376	$501	$3,575

[1]
Primarily relates to the impact of foreign exchange and valuation adjustments for prior period acquisitions. 2018 includes adjustments related to Trucost. 2019 includes adjustments related to Panjiva, Rate Watch and Eclipse.

Goodwill additions and dispositions in the table above relate to transactions discussed in Note 2 – Acquisitions and Divestitures.

Other Intangible Assets

Other intangible assets include both indefinite-lived assets not subject to amortization and definite-lived assets subject to amortization. We have indefinite-lived assets with a carrying value of $846 million as of December 31, 2019 and 2018.

•
2019 and 2018 both include $380 million and $90 million for Dow Jones Indices intellectual property and the Dow Jones tradename, respectively, that we recorded as part of the transaction to form S&P Dow Jones Indices LLC in 2012.

•	2019 and 2018 both include $185 million within our Market Intelligence segment for the SNL tradename.

•
2019 and 2018 both include $132 million within our Indices segment for the balance of the IP rights in a family of indices derived from the S&P 500, solidifying Indices IP in and to the S&P 500 index family.

•	2019 and 2018 both include $59 million within our Indices segment for the Goldman Sachs Commodity Index intellectual property and the Broad Market Indices intellectual property.
The following table summarizes our definite-lived intangible assets:

(in millions)
Cost	Databases and software	Content	Customer relationships	Tradenames	Other intangibles	Total
Balance as of December 31, 2017	$554	$139	$347	$50	$77	$1,167
Acquisitions	3	—	—	—	123	126
Other (primarily Fx) [1]	4	—	(1)	—	(6)	(3)
Balance as of December 31, 2018	561	139	346	50	194	1,290
Acquisitions	—	—	—	—	29	29
Reclassifications	78	—	10	5	(93)	—
Other [1]	(10)	—	(1)	(1)	—	(12)
Balance as of December 31, 2019	$629	$139	$355	$54	$130	$1,307

Accumulated amortization
Balance as of December 31, 2017	$187	$101	$106	$42	$57	$493
Current year amortization	52	14	21	3	32	122
Reclassifications	1	—	—	—	(1)	—
Other (primarily Fx) [1]	—	—	(1)	—	(2)	(3)
Balance as of December 31, 2018	240	115	126	45	86	612
Current year amortization	73	14	23	3	9	122
Reclassifications	22	—	4	1	(27)	—
Other [1]	(4)	—	—	(1)	—	(5)
Balance as of December 31, 2019	$331	$129	$153	$48	$68	$729

Net definite-lived intangibles:
December 31, 2018	$321	$24	$220	$5	$108	$678
December 31, 2019	$298	$10	$202	$6	$62	$578

[1]	Primarily relates to the impact of foreign exchange and valuation adjustments for prior period acquisitions. 2019 includes adjustments related to RigData.

Definite-lived intangible assets are being amortized on a straight-line basis over periods of up to 21 years. The weighted-average life of the intangible assets as of December 31, 2019 is approximately 12 years.

Amortization expense was $122 million for the years ended December 31, 2019 and 2018 and $98 million for the year ended December 31, 2017. Expected amortization expense for intangible assets over the next five years for the years ended December 31, assuming no further acquisitions or dispositions, is as follows:

(in millions)	2020	2021	2022	2023	2024
Amortization expense	$117	$86	$78	$73	$70

4. Taxes on Income

Income before taxes on income resulting from domestic and foreign operations is as follows:

(in millions)	Year Ended December 31,
	2019	2018	2017
Domestic operations	$2,068	$1,857	$1,723
Foreign operations	862	824	738
Total income before taxes	$2,930	$2,681	$2,461

The provision for taxes on income consists of the following:

(in millions)	Year Ended December 31,
	2019	2018	2017
Federal:
Current	$303	$198	$489
Deferred	13	53	63
Total federal	316	251	552
Foreign:
Current	201	214	194
Deferred	14	(2)	(3)
Total foreign	215	212	191
State and local:
Current	93	84	73
Deferred	3	13	7
Total state and local	96	97	80
Total provision for taxes	$627	$560	$823

A reconciliation of the U.S. federal statutory income tax rate to our effective income tax rate for financial reporting purposes is as follows:

	Year Ended December 31,
	2019	2018	2017
U.S. federal statutory income tax rate	21.0%	21.0%	35.0%
State and local income taxes	2.6	2.8	2.5
Foreign operations	(0.3)	0.2	(3.9)
TCJA Transition Tax	—	(0.3)	6.0
Stock-based compensation	(1.4)	(1.2)	(2.7)
S&P Dow Jones Indices LLC joint venture	(1.2)	(1.2)	(1.8)
Tax credits and incentives	(1.7)	(1.7)	(2.1)
Other, net	2.4	1.3	0.4
Effective income tax rate	21.4%	20.9%	33.4%

The increase in the effective income tax rate in 2019 was primarily due to an increase in accruals for potential tax liabilities for prior years in various jurisdictions. The decrease in the effective income tax rate in 2018 was primarily due to the reduction of the U.S. federal corporate tax rate as a result of the enactment of the Tax Cuts and Jobs Act (“TCJA”). Additionally, a one-time transition tax charge of $149 million due to the TCJA was recorded in 2017, which included tax expense of approximately $173 million on the deemed repatriation of foreign earnings and a tax benefit of approximately $24 million in respect of the re-valuation of the net U.S. deferred tax liabilities at the reduced corporate income tax rate.

We have elected to recognize the tax on Global Intangible Low Taxed Income (“GILTI”) as a period expense in the year the tax is incurred. GILTI expense is included in Other, net above.

The principal temporary differences between the accounting for income and expenses for financial reporting and income tax purposes are as follows:

(in millions)	December 31,
	2019	2018
Deferred tax assets:
Legal and regulatory settlements	$2	$2
Employee compensation	58	57
Accrued expenses	30	36
Postretirement benefits	27	48
Unearned revenue	28	29
Allowance for doubtful accounts	9	8
Loss carryforwards	155	155
Other	24	24
Total deferred tax assets	333	359
Deferred tax liabilities:
Goodwill and intangible assets	(318)	(295)
Total deferred tax liabilities	(318)	(295)
Net deferred income tax asset before valuation allowance	15	64
Valuation allowance	(163)	(156)
Net deferred income tax (liability) asset	$(148)	$(92)
Reported as:
Non-current deferred tax assets	$52	$52
Non-current deferred tax liabilities	(200)	(144)
Net deferred income tax (liability) asset	$(148)	$(92)

We record valuation allowances against deferred income tax assets when we determine that it is more likely than not that such deferred income tax assets will not be realized based upon all the available evidence. The valuation allowance is primarily related to operating losses.

As of December 31, 2019, we have approximately $3.2 billion of undistributed earnings of our foreign subsidiaries, of which $776 million is reinvested indefinitely in our foreign operations. We have not recorded deferred income taxes applicable to undistributed earnings of foreign subsidiaries that are indefinitely reinvested in foreign operations. Quantification of the deferred tax liability, if any, associated with indefinitely reinvested earnings is not practicable.

We made net income tax payments totaling $659 million in 2019, $558 million in 2018, and $709 million in 2017. As of December 31, 2019, we had net operating loss carryforwards of $689 million, of which a significant portion has an unlimited carryover period under current law.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in millions)	Year ended December 31,
	2019	2018	2017
Balance at beginning of year	$147	$212	$221
Additions based on tax positions related to the current year	21	19	23
Additions for tax positions of prior years	11	2	17
Reduction for tax positions of prior years	(15)	(21)	(32)
Reduction for settlements	(33)	(65)	(5)
Expiration of applicable statutes of limitations	(7)	—	(12)
Balance at end of year	$124	$147	$212

The total amount of federal, state and local, and foreign unrecognized tax benefits as of December 31, 2019, 2018 and 2017 was $124 million, $147 million and $212 million, respectively, exclusive of interest and penalties. During the period ended December 31, 2019, the change in unrecognized tax benefits resulted in a net increase of tax expense of $10 million.

We recognize accrued interest and penalties related to unrecognized tax benefits in interest expense and operating-related expense, respectively. Based on the current status of income tax audits, we believe that the total amount of unrecognized tax benefits on the balance sheet may be reduced by up to approximately $10 million in the next twelve months as a result of the resolution of local tax examinations. In addition to the unrecognized tax benefits, as of December 31, 2019 and 2018, we had $20 million and $35 million, respectively, of accrued interest and penalties associated with unrecognized tax benefits.

The U.S. federal income tax audit for 2017 and 2018 is in process. During 2019, we completed state and foreign tax audits and, with few exceptions, we are no longer subject to federal, state, or foreign income tax examinations by tax authorities for the years before 2013. The impact to tax expense in 2019, 2018 and 2017 was not material.

We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions, and we are routinely under audit by many different tax authorities. We believe that our accrual for tax liabilities is adequate for all open audit years based on an assessment of many factors including past experience and interpretations of tax law. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events. It is possible that tax examinations will be settled prior to December 31, 2020. If any of these tax audit settlements do occur within that period, we would make any necessary adjustments to the accrual for unrecognized tax benefits.

5. Debt

A summary of long-term debt outstanding is as follows:

(in millions)	December 31,
	2019	2018
3.3% Senior Notes, due 2020 [1]	$—	$698
4.0% Senior Notes, due 2025 [2]	694	693
4.4% Senior Notes, due 2026 [3]	893	892
2.95% Senior Notes, due 2027 [4]	493	493
2.5% Senior Notes, due 2029 [5]	495	—
6.55% Senior Notes, due 2037 [6]	294	396
4.5% Senior Notes, due 2048 [7]	490	490
3.25% Senior Notes, due 2049 [8]	589	—
Long-term debt	$3,948	$3,662

[1]	We made a $700 million early repayment of our 3.3% senior note in the fourth quarter of 2019.

[2]	Interest payments are due semiannually on June 15 and December 15, and as of December 31, 2019, the unamortized debt discount and issuance costs total $6 million.

[3]	Interest payments are due semiannually on February 15 and August 15, and as of December 31, 2019, the unamortized debt discount and issuance costs total $7 million.

[4]	Interest payments are due semiannually on January 22 and July 22, and as of December 31, 2019, the unamortized debt discount and issuance costs total $7 million.

[5]	Interest payments are due semiannually on June 1 and December 1, beginning on June 1, 2020, and as of December 31, 2019, the unamortized debt discount and issuance costs total $5 million.

[6]
We made a $103 million early repayment of a portion of our 6.55% senior note in November of 2019. Interest payments are due semiannually on May 15 and November 15, and as of December 31, 2019, the unamortized debt discount and issuance costs total $3 million.

[7]	Interest payments are due semiannually on May 15 and November 15, and as of December 31, 2019, the unamortized debt discount and issuance costs total $10 million.

[8]	Interest payments are due semiannually on June 1 and December 1, beginning on June 1, 2020, and as of December 31, 2019, the unamortized debt discount and issuance costs total $11 million.

Annual debt maturities are scheduled as follows based on book values as of December 31, 2019: no amounts due in 2020, 2021, 2022, 2023, and 2024 and $3.9 billion due thereafter.

On November 26, 2019, we issued $500 million of 2.5% senior notes due in 2029 and $600 million of 3.25% senior notes due in 2049. The notes are fully and unconditionally guaranteed by our wholly-owned subsidiary, Standard & Poor's Financial Services LLC. In the fourth quarter of 2019, we used the net proceeds to fund the redemption of the $700 million outstanding principal amount of our 3.3% senior notes due in August of 2020 and a portion of the $400 million outstanding principal amount of our 6.55% senior notes due in October of 2037.

On May 17, 2018, we issued $500 million of 4.5% senior notes due in 2048. The notes are fully and unconditionally guaranteed by our wholly-owned subsidiary, Standard & Poor's Financial Services LLC. In June of 2018, we used the net proceeds to fund the redemption price of the $400 million outstanding principal amount of our 2.5% senior notes due in August of 2018, and the balance for general corporate purposes.

We have the ability to borrow a total of $1.2 billion through our commercial paper program, which is supported by our revolving $1.2 billion five-year credit agreement (our "credit facility") that we entered into on June 30, 2017. This credit facility will terminate on June 30, 2022. There were no commercial paper borrowings outstanding as of December 31, 2019 and 2018.

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

Our exposure to market risk includes changes in foreign exchange rates. We have operations in foreign countries where the functional currency is primarily the local currency. For international operations that are determined to be extensions of the parent company, the U.S. dollar is the functional currency. We typically have naturally hedged positions in most countries from a local currency perspective with offsetting assets and liabilities. As of December 31, 2019 and December 31, 2018, we have entered into foreign exchange forward contracts to mitigate or hedge the effect of adverse fluctuations in foreign exchange rates. As of December 31, 2019, we have entered into a cross currency swap contract to hedge a portion of our net investment in a foreign subsidiary against volatility in foreign exchange rates. These contracts are recorded at fair value that is based on foreign currency exchange rates in active markets; therefore, we classify these derivative contracts within Level 2 of the fair value hierarchy. We do not enter into any derivative financial instruments for speculative purposes.

Undesignated Derivative Instruments

During the twelve months ended December 31, 2019, 2018 and 2017 we entered into foreign exchange forward contracts in order to mitigate the change in fair value of specific assets and liabilities in the consolidated balance sheet. These forward contracts do not qualify for hedge accounting. As of December 31, 2019 and 2018, the aggregate notional value of these outstanding forward contracts was $116 million and $98 million, respectively. The changes in fair value of these forward contracts are recorded in prepaid and other assets in the consolidated balance sheet with their corresponding change in fair value recognized into selling and general expenses in the consolidated statement of income. The amount recorded in selling and general expense for the twelve months ended December 31, 2019 and 2018 related to these contracts was a net gain of $4 million and a net loss of $12 million, respectively.

Net Investment Hedge

During the twelve months ended December 31, 2019, we entered into a cross currency swap to hedge a portion of our net investment in a certain European subsidiary against volatility in the Euro/U.S. dollar exchange rate. This swap is designated and qualifies as a hedge of a net investment in a foreign subsidiary and is scheduled to mature in 2024. As of December 31, 2019, the notional value of our outstanding cross currency swap designated as a net investment hedge was $400 million. The changes in the fair value of this swap are recognized in foreign currency translation adjustments, a component of other comprehensive income (loss), and reported in accumulated other comprehensive loss in our consolidated balance sheet. The gain or loss will be subsequently reclassified into net earnings when the hedged net investment is either sold or substantially liquidated. We have elected to assess the effectiveness of our net investment hedge based on changes in spot exchange rates. Accordingly, amounts related to the cross currency swap recognized directly in net income during 2019 represent net periodic interest settlements and accruals, which are recognized in interest expense, net. We recognized net interest income of $1 million in 2019.

Cash Flow Hedges

During the twelve months ended December 31, 2019, 2018 and 2017, we entered into a series of foreign exchange forward contracts to hedge a portion of the Indian rupee, British pound, and Euro exposures through the fourth quarter of 2020, 2019 and 2018, respectively. These contracts are intended to offset the impact of movement of exchange rates on future revenue and operating costs and are scheduled to mature within twelve months. The changes in the fair value of these contracts are initially reported in accumulated other comprehensive loss in our consolidated balance sheet and are subsequently reclassified into revenue and selling and general expenses in the same period that the hedged transaction affects earnings.
As of December 31, 2019, we estimate that $2 million of the net gains related to derivatives designated as cash flow hedges recorded in other comprehensive income is expected to be reclassified into earnings within the next twelve months.
As of December 31, 2019 and December 31, 2018, the aggregate notional value of our outstanding foreign exchange forward contracts designated as cash flow hedges was $249 million and $289 million, respectively.
The following table provides information on the location and fair value amounts of our cash flow hedges and net investment hedge as of December 31, 2019 and December 31, 2018:

(in millions)		December 31,	December 31,
Balance Sheet Location		2019	2018
Derivatives designated as cash flow hedges:
Prepaid and other current assets	Foreign exchange forward contracts	$1	$3
Derivative designated as a net investment hedge:
Other non-current liabilities	Cross currency swap	$10	$—

The following table provides information on the location and amounts of pre-tax gains (losses) on our cash flow hedges and net investment hedge for the years ended December 31:

(in millions)	Gain (Loss) Recognized in Accumulated Other Comprehensive Loss (effective portion)			Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (effective portion)	Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (effective portion)
	2019	2018	2017		2019	2018	2017
Cash flow hedges - designated as hedging instruments
Foreign exchange forward contracts	$(2)	$2	$—	Revenue, Selling and general expenses	$5	$(4)	$9
Net investment hedge - designated as hedging instrument
Cross currency swap	$(10)	$—	$—		$—	$—	$—

The activity related to the change in unrealized gains (losses) in accumulated other comprehensive loss was as follows for the years ended December 31:

(in millions)	Year ended December 31,
	2019	2018	2017
Cash Flow Hedges
Net unrealized gains (losses) on cash flow hedges, net of taxes, beginning of year	$4	$2	$2
Change in fair value, net of tax	3	(2)	9
Reclassification into earnings, net of tax	(5)	4	(9)
Net unrealized gains (losses) on cash flow hedges, net of taxes, end of year	$2	$4	$2

Net Investment Hedge
Net unrealized gains (losses) on net investment hedge, net of taxes, beginning of year	$—	$—	$—
Change in fair value, net of tax	(10)	—	—
Reclassification into earnings, net of tax	—	—	—
Net unrealized gains (losses) on net investment hedge, net of taxes, end of year	$(10)	$—	$—

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

Net periodic benefit cost for our retirement and postretirement plans other than the service cost component are included in other expense (income), net in our consolidated statements of income.

Benefit Obligation

A summary of the benefit obligation and the fair value of plan assets, as well as the funded status for the retirement and postretirement plans as of December 31, 2019 and 2018, is as follows (benefits paid in the table below include only those amounts contributed directly to or paid directly from plan assets):

(in millions)	Retirement Plans		Postretirement Plans
	2019	2018	2019	2018
Net benefit obligation at beginning of year	$2,076	$2,329	$40	$49
Service cost	3	3	—	—
Interest cost	64	71	1	1
Plan participants’ contributions	—	—	2	3
Actuarial loss (gain)	232	(199)	1	(4)
Gross benefits paid	(75)	(103)	(6)	(8)
Foreign currency effect	13	(26)	—	—
Other adjustments [1]	(368)	1	—	(1)
Net benefit obligation at end of year	1,945	2,076	38	40
Fair value of plan assets at beginning of year	1,987	2,219	16	20
Actual return on plan assets	354	(113)	1	—
Employer contributions	46	9	—	1
Plan participants’ contributions	—	—	3	3
Gross benefits paid	(75)	(103)	(7)	(8)
Foreign currency effect	16	(25)	—	—
Other adjustments [1]	(368)	—	—	—
Fair value of plan assets at end of year	1,960	1,987	13	16
Funded status	$15	$(89)	$(25)	$(24)
Amounts recognized in consolidated balance sheets:
Non-current assets	$259	$125	$—	$—
Current liabilities	(10)	(9)	—	—
Non-current liabilities	(234)	(205)	(25)	(24)
	$15	$(89)	$(25)	$(24)
Accumulated benefit obligation	$1,932	$2,066
Plans with accumulated benefit obligation in excess of the fair value of plan assets:
Projected benefit obligation	$244	$214
Accumulated benefit obligation	$231	$204
Fair value of plan assets	$—	$—
Amounts recognized in accumulated other comprehensive loss, net of tax:
Net actuarial loss (gain)	$355	$460	$(40)	$(41)
Prior service credit	2	2	(13)	(14)
Total recognized	$357	$462	$(53)	$(55)

[1]
Relates to the impact of a retiree annuity purchase in 2019. The Company purchased a group annuity contract under which an insurance company assumed a portion of the Company's obligation to pay pension benefits to the plan's beneficiaries. The purchase of this group annuity contract was funded by pension plan assets.

The actuarial loss included in accumulated other comprehensive loss for our retirement plans and expected to be recognized in net periodic benefit cost during the year ending December 31, 2020 is $15 million. There is an immaterial amount of prior service credit included in accumulated other comprehensive loss for our retirement plans expected to be recognized in net periodic benefit cost during the year ending December 31, 2020.

The actuarial gain included in accumulated other comprehensive loss for our postretirement plans and expected to be recognized in net periodic benefit cost during the year ending December 31, 2020 is $2 million. The prior year service credit included in accumulated other comprehensive loss for our postretirement plans and expected to be recognized in net periodic benefit cost during the year ending December 31, 2020 is $1 million.

Net Periodic Benefit Cost

For purposes of determining annual pension cost, prior service costs are being amortized straight-line over the average expected remaining lifetime of plan participants expected to receive benefits.

A summary of net periodic benefit cost for our retirement and postretirement plans for the years ended December 31, is as follows:

(in millions)	Retirement Plans						Postretirement Plans
	2019		2018		2017		2019	2018	2017
Service cost	$3		$3		$3		$—	$—	$—
Interest cost	64		71		74		1	1	2
Expected return on assets	(108)		(124)		(126)		—	—	—
Amortization of:
Actuarial loss (gain)	12		20		18		(2)	(2)	(2)
Prior service credit	—		—		—		(1)	(1)	(2)
Net periodic benefit cost	(29)		(30)		(31)		(2)	(2)	(2)
Settlement charge	113	[1]	4	[2]	8	[2]	—	—	—
Total net periodic benefit cost	$84		$(26)		$(23)		$(2)	$(2)	$(2)

[1]
Relates to the impact of a retiree annuity purchase in 2019. The Company purchased a group annuity contract under which an insurance company assumed a portion of the Company's obligation to pay pension benefits to the plan's beneficiaries. The purchase of this group annuity contract was funded by pension plan assets. The non-cash pretax settlement charge reflects the accelerated recognition of a portion of unamortized actuarial losses in the plan.

[2]	Represents a charge related to our U.K retirement plan.

Our U.K. retirement plan accounted for a benefit of $14 million in 2019, $10 million in 2018 and $6 million in 2017 of the net periodic benefit cost attributable to the funded plans.

Other changes in plan assets and benefit obligations recognized in other comprehensive income, net of tax for the years ended December 31, are as follows:

(in millions)	Retirement Plans						Postretirement Plans
	2019		2018		2017		2019	2018	2017
Net actuarial (gain) loss	$(10)		$28		$(20)		$—	$(7)	$(3)
Recognized actuarial (gain) loss	(10)		(15)		(12)		1	1	1
Prior service (credit) cost	—		1		—		1	1	1
Settlement charge	(85)	[1]	(4)	[2]	(7)	[2]	—	—	—
Total recognized	$(105)		$10		$(39)		$2	$(5)	$(1)

[1]
Relates to the impact of a retiree annuity purchase in 2019. The Company purchased a group annuity contract under which an insurance company assumed a portion of the Company's obligation to pay pension benefits to the plan's beneficiaries. The purchase of this group annuity contract was funded by pension plan assets. The non-cash after tax settlement charge reflects the accelerated recognition of a portion of unamortized actuarial losses in the plan.

[2]	Represents a charge related to our U.K retirement plan.

The total cost for our retirement plans was $187 million for 2019, $80 million for 2018 and $70 million for 2017. The total cost for our retirement plans in 2019 includes the $113 million settlement charge related to the retiree annuity purchase in 2019. Included in the total retirement plans cost are defined contribution plans cost of $73 million for 2019, $79 million for 2018 and $70 million for 2017.

Assumptions

	Retirement Plans			Postretirement Plans
	2019	2018	2017	2019	2018	2017
Benefit obligation:
Discount rate [2]	3.45%	4.40%	3.68%	3.08%	4.15%	3.40%
Net periodic cost:
Weighted-average healthcare cost rate [1]				6.50%	6.50%	7.00%
Discount rate - U.S. plan [2]	4.40%	3.68%	4.13%	4.15%	3.40%	3.69%
Discount rate - U.K. plan [2]	2.72%	2.41%	2.58%
Return on assets [3]	6.00%	6.00%	6.25%

[1]
The assumed weighted-average healthcare cost trend rate will decrease ratably from 6% in 2019 to 5% in 2024 and remain at that level thereafter. Assumed healthcare cost trends have an effect on the amounts reported for the healthcare plans. A one percentage point change in assumed healthcare cost trend creates the following effects:

(in millions)	1% point increase	1% point decrease
Effect on postretirement obligation	$—	$—

[2]
Effective January 1, 2019, we changed our discount rate assumption on our U.S. retirement plans to 4.40% from 3.68% in 2018 and changed our discount rate assumption on our U.K. plan to 2.72% from 2.41% in 2018.

[3]
The expected return on assets assumption is calculated based on the plan’s asset allocation strategy and projected market returns over the long-term. Effective January 1, 2020, our return on assets assumption for the U.S. plan was reduced to 5.50% from 6.00% and the U.K. plan remained unchanged at 6.00%.

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

Expected employer contributions in 2020 are $11 million and $5 million for our retirement and postretirement plans, respectively. In 2020, we may elect to make additional non-required contributions depending on investment performance and the pension plan status. Information about the expected cash flows for our retirement and postretirement plans and the impact of the Medicare subsidy is as follows:

(in millions)		Postretirement Plans [2]
	Retirement [1] Plans	Gross payments	Retiree contributions	Medicare subsidy [3]	Net payments
2020	$63	$7	$(2)	$—	$5
2021	66	6	(2)	—	4
2022	69	6	(2)	—	4
2023	72	5	(1)	—	4
2024	75	5	(1)	—	4
2025-2029	413	17	(6)	—	11

[1]	Reflects the total benefits expected to be paid from the plans or from our assets including both our share of the benefit cost and the participants’ share of the cost.

[2]	Reflects the total benefits expected to be paid from our assets.

[3]	Expected medicare subsidy amounts, for the years presented, are less than $1 million.

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

•	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
The fair value of our defined benefit plans assets as of December 31, 2019 and 2018, by asset class is as follows:

(in millions)	December 31, 2019
	Total	Level 1	Level 2	Level 3
Cash and short-term investments	$3	$3	$—	$—
Equities:
U.S. indexes [1]	23	23	—	—
U.S. growth and value	56	56	—	—
Fixed income:
Long duration strategy [2]	1,078	—	1,078	—
Intermediate duration securities	20	—	20	—
Agency mortgage backed securities	3	—	3	—
Asset backed securities	14	—	14	—
Non-agency mortgage backed securities [3]	11	—	11	—
International, excluding U.K.	15	—	15	—
Real Estate:
U.K. [4]	39	—	—	39
Total	$1,262	$82	$1,141	$39
Collective investment funds [5]	$698
Total	$1,960

(in millions)	December 31, 2018
	Total	Level 1	Level 2	Level 3
Cash and short-term investments	$4	$4	$—	$—
Equities:
U.S. indexes [1]	21	21	—	—
U.S. growth and value	69	69	—	—
U.K.	—	—	—	—
International, excluding U.K.	—	—	—	—
Fixed income:
Long duration strategy [2]	1,070	—	1,070	—
Intermediate duration securities	35	—	35	—
Agency mortgage backed securities	4	—	4	—
Asset backed securities	18	—	18	—
Non-agency mortgage backed securities [3]	13	—	13	—
International, excluding U.K.	18	—	18	—
Real Estate:
U.K. [4]	39	—	—	39
Total	$1,291	$94	$1,158	$39
Collective investment funds [5]	$696
Total	$1,987

[1]	Includes securities that are tracked in the S&P Smallcap 600 index.

[2]	Includes securities that are mainly investment grade obligations of issuers in the U.S.

[3]	Includes U.S. mortgage-backed securities that are not backed by the U.S. government.

[4]	Includes a fund which holds real estate properties in the U.K.

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

The trustee obtains estimated prices from vendors for securities that are not easily quotable and they are categorized accordingly as Level 3. The following table details further information on our plan assets where we have used significant unobservable inputs :

(in millions)	Level 3
Balance as of December 31, 2018	$39
Purchases	—
Distributions	—
Gain (loss)	—
Balance as of December 31, 2019	$39

Pension Trusts’ Asset Allocations

There are two pension trusts, one in the U.S. and one in the U.K.

•
The U.S. pension trust had assets of $1,432 million and $1,572 million as of December 31, 2019 and 2018 respectively, and the target allocations in 2019 include 75% fixed income, 16% domestic equities and 9% international equities.

•
The U.K. pension trust had assets of $528 million and $415 million as of December 31, 2019 and 2018, respectively, and the target allocations in 2019 include 40% fixed income, 30% diversified growth funds, 20% equities and 10% real estate.

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

U.S. Defined Contribution Plan

Assets of the defined contribution plan in the U.S. consist primarily of investment options, which include actively managed equity, indexed equity, actively managed equity/bond funds, target date funds, S&P Global Inc. common stock, stable value and money market strategies. There is also a self-directed mutual fund investment option. The plan purchased 165,286 shares and sold 333,030 shares of S&P Global Inc. common stock in 2019 and purchased 193,051 shares and sold 205,798 shares of S&P Global Inc. common stock in 2018. The plan held approximately 1.3 million and 1.5 million shares of S&P Global Inc. common stock as of December 31, 2019 and 2018, respectively, with market values of $355 million and $251 million, respectively. The plan received dividends on S&P Global Inc. common stock of $3 million during both the years ended December 31, 2019 and December 31, 2018.

8. Stock-Based Compensation

We issue stock-based incentive awards to our eligible employees under the 2019 Employee Stock Incentive Plan and to our eligible non-employee Directors under a Director Deferred Stock Ownership Plan. No further awards may be granted under the 2002 Employee Stock Incentive Plan (the “2002 Plan”), although awards granted under the 2002 Plan prior to the adoption of the new 2019 Plan in June of 2019 remain outstanding in accordance with their terms. The remaining outstanding options under the 2002 Plan will have fully met their maximum term and expire in the second quarter of 2028.

•
2019 Employee Stock Incentive Plan (the “2019 Plan”) – The 2019 Plan permits the granting of incentive stock options, nonqualified stock options, stock appreciation rights, performance stock, restricted stock and other stock-based awards.

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

The number of common shares reserved for issuance are as follows:

(in millions)	December 31,
	2019	2018
Shares available for granting [1]	20.0	33.3
Options outstanding	0.7	1.7
Total shares reserved for issuance [2]	20.7	35.0

[1]	Shares available for granting at December 31, 2019 and 2018 are under the 2019 Plan and 2002 Plan, respectively.

[2]	Shares reserved for issuance under the Director Deferred Stock Ownership Plan are not included in the total, but are less than 1.0 million at December 31 2019 and 2018, respectively.

We issue treasury shares upon exercise of stock options and the issuance of restricted stock and unit awards. To offset the dilutive effect of the exercise of employee stock options, we periodically repurchase shares. See Note 9 – Equity for further discussion.

Stock-based compensation expense and the corresponding tax benefit are as follows:

(in millions)	Year Ended December 31,
	2019	2018	2017
Stock option expense	$1	$5	$3
Restricted stock and unit awards expense	77	89	96
Total stock-based compensation expense	$78	$94	$99

Tax benefit	$13	$19	$38

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

In 2018, we made a one-time issuance of incentive stock options under the 2002 Plan to replace Kensho employees' stock options that were assumed in connection with our acquisition of Kensho in April of 2018. There were no stock options granted in 2019 and 2017.

Stock option activity is as follows:

(in millions, except per award amounts)	Shares	Weighted average exercise price	Weighted-average remaining years of contractual term	Aggregate intrinsic value
Options outstanding as of December 31, 2018	1.7	$47.92
Exercised	(1.0)	$163.99
Forfeited and expired [1]	—	$70.70
Options outstanding as of December 31, 2019	0.7	$55.73	3.1	$155
Options exercisable as of December 31, 2019	0.7	$55.12	3.0	$151
1 There are less than 0.1 million shares forfeited and expired.

(in millions, except per award amounts)	Shares	Weighted-average grant-date fair value
Nonvested options outstanding as of December 31, 2018	0.1	$113.02
Vested [1]	—	$113.42
Forfeited	(0.1)	$113.17
Nonvested options outstanding as of December 31, 2019 [2]	—	$112.68
Total unrecognized compensation expense related to nonvested options	$0.3
Weighted-average years to be recognized over	0.7

[1]	There are less than 0.1 million shares vested.

[2]	There are less than 0.1 million nonvested options outstanding as of December 31, 2019.

The total fair value of our stock options that vested during the years ended December 31, 2019, 2018 and 2017 was $3 million, $5 million and $4 million, respectively.

Information regarding our stock option exercises is as follows:

(in millions)	Year Ended December 31,
	2019	2018	2017
Net cash proceeds from the exercise of stock options	$40	$34	$75
Total intrinsic value of stock option exercises	$110	$77	$118
Income tax benefit realized from stock option exercises	$33	$27	$64

Restricted Stock and Unit Awards

Restricted stock and unit awards (performance and non-performance) have been granted under the 2002 Plan and 2019 Plan. Performance unit awards will vest only if we achieve certain financial goals over the performance period. Restricted stock non-performance awards have various vesting periods (generally three years), with vesting beginning on the first anniversary of the awards. Recipients of restricted stock and unit awards are not required to provide consideration to us other than rendering service.

The stock-based compensation expense for restricted stock and unit awards is determined based on the market price of our stock at the grant date of the award applied to the total number of awards that are anticipated to fully vest. For performance unit awards, adjustments are made to expense dependent upon financial goals achieved.

Restricted stock and unit activity for performance and non-performance awards is as follows:

(in millions, except per award amounts)	Shares	Weighted-average grant-date fair value
Nonvested shares as of December 31, 2018	0.8	$172.24
Granted	0.5	$187.40
Vested	(0.6)	$144.18
Forfeited	(0.1)	$179.76
Nonvested shares as of December 31, 2019	0.6	$199.93
Total unrecognized compensation expense related to nonvested awards	$72
Weighted-average years to be recognized over	1.8

	Year Ended December 31,
	2019	2018	2017
Weighted-average grant-date fair value per award	$187.40	$182.75	$147.12
Total fair value of restricted stock and unit awards vested	$153	$154	$147
Tax benefit relating to restricted stock activity	$29	$32	$36

9. Equity

Capital Stock

Two million shares of preferred stock, par value $1 per share, are authorized; none have been issued.

On January 29, 2020, the Board of Directors approved an increase in the dividends for 2020 to a quarterly rate of $0.67 per common share.

	Year Ended December 31,
	2019	2018	2017
Quarterly dividend rate	$0.57	$0.50	$0.41
Annualized dividend rate	$2.28	$2.00	$1.64
Dividends paid (in millions)	$560	$503	$421

Stock Repurchases

On December 4, 2013, the Board of Directors approved a share repurchase program authorizing the purchase of 50 million shares, which was approximately 18% of the total shares of our outstanding common stock at that time.

Our purchased shares may be used for general corporate purposes, including the issuance of shares for stock compensation plans and to offset the dilutive effect of the exercise of employee stock options. As of December 31, 2019, 4.7 million shares remained available under our current share repurchase program. Our current share repurchase program has no expiration date and purchases under this program may be made from time to time on the open market and in private transactions, depending on market conditions.

We have entered into accelerated share repurchase (“ASR”) agreements with financial institutions to initiate share repurchases of our common stock. Under an ASR agreement, we pay a specified amount to the financial institution and receive an initial delivery of shares. This initial delivery of shares represents the minimum number of shares that we may receive under the agreement. Upon settlement of the ASR agreement, the financial institution delivers additional shares. The total number of shares ultimately delivered, and therefore the average price paid per share, is determined at the end of the applicable purchase period of each ASR agreement based on the volume weighted-average share price, less a discount. We account for our ASR agreements as two transactions: a stock purchase transaction and a forward stock purchase contract. The shares delivered under the ASR agreements resulted in a reduction of outstanding shares used to determine our weighted average common shares outstanding for purposes of calculating basic and diluted earnings per share. The repurchased shares are held in Treasury. The forward stock purchase contracts were classified as equity instruments. The ASR agreements were executed under the current share repurchase program, approved on December 4, 2013.

The terms of each ASR agreement entered for the years ended December 31, 2019, 2018 and 2017, structured as outlined above, are as follows:

(in millions, except average price)
ASR Agreement Initiation Date	ASR Agreement Completion Date	Initial Shares Delivered	Additional Shares Delivered	Total Number of Shares Purchased	Average Price Paid Per Share	Total Cash Utilized
August 5, 2019 [1]	October 1, 2019	1.8	0.1	2.0	$253.36	$500
February 11, 2019 [2]	July 31, 2019	2.2	0.1	2.3	$214.65	$500
October 29, 2018 [3]	January 2, 2019	2.5	0.4	2.9	$173.80	$500
March 6, 2018 [4]	September 25, 2018	4.5	0.6	5.1	$197.49	$1,000
August 1, 2017 [5]	October 31, 2017	2.8	0.5	3.2	$154.46	$500
1 The ASR agreement was structured as a capped ASR agreement in which we paid $500 million and received an initial delivery of 1.8 million shares, representing the minimum number of shares of our common stock to be repurchased based on a calculation using a specified capped price per share.
2 The ASR agreement was structured as an uncapped ASR agreement in which we paid $500 million and received an initial delivery of 2.2 million shares, representing 85% of the $500 million at a price equal to the then market price of the Company.
3 The ASR agreement was structured as an uncapped ASR agreement in which we paid $500 million and received an initial delivery of 2.5 million shares, representing 85% of the $500 million at a price equal to the then market price of the Company.

4 The ASR agreement was structured as an uncapped ASR agreement in which we paid $1 billion and received an initial delivery of 4.5 million shares, representing 85% of the $1 billion at a price equal to the then market price of the Company.
5 The ASR agreement was structured as an uncapped ASR agreement in which we paid $500 million and received an initial delivery of 2.8 million shares, representing 85% of the $500 million at a price equal to the then market price of the Company.

Additionally, we purchased shares of our common stock in the open market as follows

(in millions, except average price)
Year Ended	Total number of shares purchased	Average price paid per share	Total cash utilized
December 31, 2019	1.2	$208.83	$240
December 31, 2018	0.9	$182.93	$160
December 31, 2017	3.5	$141.60	$501

During the year ended December 31, 2019, we received 5.9 million shares, including 0.4 million shares received in January of 2019 related to our October 29, 2018 ASR agreement, resulting in $1,240 million of cash used to repurchase shares. During the years ended December 31, 2018 and 2017, we purchased a total of 8.4 million and 6.8 million shares for cash of $1,660 million and $1,001 million, respectively.

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

Noncontrolling interests that do not contain such redemption features are presented in equity.

Changes to redeemable noncontrolling interest during the year ended December 31, 2019 were as follows:

(in millions)
Balance as of December 31, 2018	$1,620
Net income attributable to noncontrolling interest	170
Capital contribution from noncontrolling interest	36
Distributions to noncontrolling interest	(166)
Redemption value adjustment	608
Balance as of December 31, 2019	$2,268

Accumulated Other Comprehensive Loss

The following table summarizes the changes in the components of accumulated other comprehensive loss for the year ended December 31, 2019:

(in millions)	Foreign Currency Translation Adjustment [1]	Pension and Postretirement Benefit Plans [2]	Unrealized Gain (Loss) on Forward Exchange Contracts [1]	Accumulated Other Comprehensive Loss
Balance as of December 31, 2018	$(339)	$(407)	$4	$(742)
Other comprehensive gain (loss) before reclassifications	18	9	3	30
Reclassifications from accumulated other comprehensive loss to net earnings	—	93	(5)	88
Net other comprehensive gain (loss) income	18	102	(2)	118
Balance as of December 31, 2019	$(321)	$(305)	$2	$(624)

[1]
See Note 6 — Derivative Instruments for additional details of gains (losses) included in accumulated other comprehensive loss and items reclassed from accumulated other comprehensive loss to net earnings.

[2]
Reflects amortization of net actuarial losses and is net of a tax benefit of $39 million for the year ended December 31, 2019. See Note 7 — Employee Benefits for additional details of items reclassed from accumulated other comprehensive loss to net earnings.

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

The calculation for basic and diluted EPS is as follows:

(in millions, except per share data)	Year Ended December 31,
	2019	2018	2017
Amount attributable to S&P Global Inc. common shareholders:
Net income	$2,123	$1,958	$1,496

Basic weighted-average number of common shares outstanding	245.4	250.9	256.3
Effect of stock options and other dilutive securities	1.5	2.3	2.6
Diluted weighted-average number of common shares outstanding	246.9	253.2	258.9

Earnings per share attributable to S&P Global Inc. common shareholders:
Net income:
Basic	$8.65	$7.80	$5.84
Diluted	$8.60	$7.73	$5.78

Each period we have certain stock options and restricted performance shares that are potentially excluded from the computation of diluted EPS. The effect of the potential exercise of stock options is excluded when the average market price of our common stock is lower than the exercise price of the related option during the period or when a net loss exists because the effect would have been antidilutive. Additionally, restricted performance shares are excluded because the necessary vesting conditions had not been met or when a net loss exists. As of December 31, 2019, 2018 and 2017, there were no stock options excluded. Restricted performance shares outstanding of 0.4 million, 0.5 million and 0.6 million as of December 31, 2019, 2018 and 2017, respectively, were excluded.

11. Restructuring

During 2019 and 2018, we continued to evaluate our cost structure and further identified cost savings associated with streamlining our management structure and our decision to exit non-strategic businesses. Our 2019 and 2018 restructuring plans consisted of a company-wide workforce reduction of approximately 300 and 160 positions, respectively, and are further detailed below. The charges for each restructuring plan are classified as selling and general expenses within the consolidated statements of income and the reserves are included in other current liabilities in the consolidated balance sheets.

In certain circumstances, reserves are no longer needed because of efficiencies in carrying out the plans or because employees previously identified for separation resigned from the Company and did not receive severance or were reassigned due to circumstances not foreseen when the original plans were initiated. In these cases, we reverse reserves through the consolidated statements of income during the period when it is determined they are no longer needed. There were approximately $3 million of reserves from the 2018 restructuring plan that we have reversed in 2019, which offset the initial charge of $25 million recorded for the 2018 restructuring plan. There were approximately $6 million of reserves from the 2017 restructuring plan that we have reversed in 2018, which offset the initial charge of $44 million recorded for the 2017 restructuring plan.

The initial restructuring charge recorded and the ending reserve balance as of December 31, 2019 by segment is as follows:

	2019 Restructuring Plan		2018 Restructuring Plan
(in millions)	Initial Charge Recorded	Ending Reserve Balance	Initial Charge Recorded	Ending Reserve Balance
Ratings	$11	$7	$8	$—
Market Intelligence	6	5	7	1
Platts	1	—	—	—
Corporate	7	6	10	1
Total	$25	$18	$25	$2

For the year ended December 31, 2019, we have reduced the reserve for the 2019 restructuring plan by $7 million and for the years ended December 31, 2019 and 2018, we have reduced the reserve for the 2018 restructuring plan by $22 million and $1 million, respectively. The reductions primarily related to cash payments for employee severance charges.

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

A summary of operating results for the years ended December 31 is as follows:

Revenue
(in millions)	2019	2018	2017
Ratings	$3,106	$2,883	$2,988
Market Intelligence	1,959	1,833	1,683
Platts	844	815	774
Indices	918	837	728
Corporate	—	15	—
Intersegment elimination [1]	(128)	(125)	(110)
Total revenue	$6,699	$6,258	$6,063

Operating Profit
(in millions)	2019	2018	2017
Ratings [2]	$1,763	$1,530	$1,517
Market Intelligence [3]	607	545	457
Platts [4]	438	383	326
Indices [5]	630	563	478
Total reportable segments	3,438	3,021	2,778
Corporate Unallocated [6]	(212)	(231)	(195)
Total operating profit	$3,226	$2,790	$2,583

[1]	Revenue for Ratings and expenses for Market Intelligence include an intersegment royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings.

[2]
Operating profit or the year ended December 31, 2019 includes employee severance charges of $11 million. Operating profit for the year ended December 31, 2018 includes legal settlement expenses of $74 million and employee severance charges of $8 million. Operating profit for the year ended December 31, 2017 includes legal settlement expenses of $55 million and employee severance charges of $25 million. Additionally, operating profit includes amortization of intangibles from acquisitions of $2 million for the years ended December 31, 2019 and 2018 and $4 million for the year ended December 31, 2017.

[3]
As of July 1, 2019, we completed the sale of SPIAS and the results are included in Market Intelligence results through that date. Operating profit for the year ended December 31, 2019 includes a gain on the sale of SPIAS of $22 million, employee severance charges of $6 million and acquisition related costs of $4 million. Operating profit for the year ended December 31, 2018 includes restructuring charges related to a business disposition and employee severance charges of $7 million. Operating profit for the year ended December 31, 2017 includes employee severance charges of $7 million, and non-cash disposition-related adjustments of $4 million. Additionally, operating profit includes amortization of intangibles from acquisitions of $75 million, $73 million and $71 million for the years ended December 31, 2019, 2018 and 2017, respectively.

[4]
As of July 31, 2019, we completed the sale of RigData and the results are included in Platts results through that date. Operating profit for the year ended December 31, 2019 includes a gain on the sale of RigData of $27 million and employee severance charges of $1 million. Operating profit for the year ended December 31, 2017 includes non-cash acquisition-related adjustment of $11 million, a charge to exit a leased facility of $6 million, an asset write-off of $2 million, and employee severance charges of $2 million. Additionally, Operating profit includes amortization of intangibles from acquisitions of $12 million for the year ended December 31, 2019 and $18 million for the years ended December 31, 2018 and 2017.

[5]	Operating profit includes amortization of intangibles from acquisitions of $6 million for the years ended December 31, 2019, 2018 and 2017, respectively.

[6]
Corporate Unallocated operating loss for the year ended December 31, 2019 includes Kensho retention related expenses $21 million, lease impairments of $11 million and employee severance charges of $7 million. Corporate Unallocated operating loss for the year ended December 31, 2018 includes Kensho retention related expense of $31 million, lease impairments of $11 million and employee severance charges of $10 million. Corporate Unallocated operating loss for the year ended December 31, 2017 includes a charge to exit leased facilities of $19 million and employee severance charges of $10 million. Additionally, Corporate Unallocated operating loss includes amortization of intangibles from acquisitions of $28 million and $23 million for the years ended December 31, 2019 and 2018.

The following table presents our revenue disaggregated by revenue type for the years ended December 31:

(in millions)	Ratings	Market Intelligence	Platts	Indices	Corporate	Intersegment Elimination [1]	Total

	2019
Subscription	$—	$1,904	$774	$165	$—	$—	$2,843
Non-subscription / Transaction	1,577	45	10	—	—	—	1,632
Non-transaction	1,529	—	—	—	—	(128)	1,401
Asset-linked fees	—	10	—	613	—	—	623
Sales usage-based royalties	—	—	60	140	—	—	200
Total revenue	$3,106	$1,959	$844	$918	$—	$(128)	$6,699

Timing of revenue recognition
Services transferred at a point in time	1,577	45	10	—	—	—	$1,632
Services transferred over time	1,529	1,914	834	918	—	(128)	5,067
Total revenue	$3,106	$1,959	$844	$918	$—	$(128)	$6,699

(in millions)	Ratings	Market Intelligence	Platts	Indices	Corporate	Intersegment Elimination [1]	Total

	2018 [2]
Subscription	$—	$1,773	$750	$144	$15	$—	$2,682
Non-subscription / Transaction	1,350	40	11	—	—	—	1,401
Non-transaction	1,533	—	$—	—	—	(125)	1,408
Asset-linked fees	—	20	—	522	—	—	542
Sales usage-based royalties	—	—	54	171	—	—	225
Total revenue	$2,883	$1,833	$815	$837	$15	$(125)	$6,258

Timing of revenue recognition
Services transferred at a point in time	$1,350	$40	$11	$—	$—	$—	$1,401
Services transferred over time	1,533	1,793	804	837	15	(125)	4,857
Total revenue	$2,883	$1,833	$815	$837	$15	$(125)	$6,258

(in millions)	Ratings	Market Intelligence	Platts	Indices	Corporate	Intersegment Elimination [1]	Total

	2017 [2,3]
Subscription	$—	$1,614	$704	$136	$—	$—	$2,454
Non-subscription / Transaction	1,515	46	13	—	—	—	1,574
Non-transaction	1,473	—	—	—	—	(110)	1,363
Asset-linked fees	—	23	—	461	—	—	484
Sales usage-based royalties	—	—	57	131	—	—	188
Total revenue	$2,988	$1,683	$774	$728	$—	$(110)	$6,063

Timing of revenue recognition
Services transferred at a point in time	$1,515	$46	$13	$—	$—	$—	$1,574
Services transferred over time	1,473	1,637	761	728	—	(110)	4,489
Total revenue	$2,988	$1,683	$774	$728	$—	$(110)	$6,063

[1]	Intersegment eliminations mainly consists of a royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings.

[2]
In 2019, we reevaluated our transaction and non-transaction revenue presentation which resulted in a reclassification from transaction revenue to non-transaction revenue of $27 million and $25 million for 2018 and 2017, respectively.

[3]	Amounts for the year ended December 31, 2017 were not adjusted under the modified retrospective transition method applied to our revenue contracts with customers as of January 1, 2018.

Segment information for the years ended December 31 is as follows:

(in millions)	Depreciation & Amortization			Capital Expenditures
	2019	2018	2017	2019	2018	2017
Ratings	$34	$32	$34	$41	$42	$45
Market Intelligence	99	99	104	44	30	37
Platts	21	27	25	13	9	15
Indices	8	9	8	5	3	3
Total reportable segments	162	167	171	103	84	100
Corporate	42	39	9	12	29	23
Total	$204	$206	$180	$115	$113	$123

Segment information as of December 31 is as follows:

(in millions)	Total Assets
	2019	2018
Ratings	$963	$680
Market Intelligence	3,806	3,606
Platts	938	787
Indices	1,492	1,443
Total reportable segments	7,199	6,516
Corporate [1]	4,140	2,911
Assets held for sale [2]	9	14
Total	$11,348	$9,441

[1]
Corporate assets consist principally of cash and cash equivalents, goodwill and other intangible assets, assets for pension benefits, deferred income taxes and leasehold improvements related to subleased areas.

[2]	Includes East Windsor and New Jersey facility as of December 31, 2019 and 2018, respectively.

We do not have operations in any foreign country that represent more than 8% of our consolidated revenue. Transfers between geographic areas are recorded at agreed upon prices and intercompany revenue and profit are eliminated. No single customer accounted for more than 10% of our consolidated revenue.

The following provides revenue and long-lived assets by geographic region:

(in millions)	Revenue			Long-lived Assets
	Year ended December 31,			December 31,
	2019	2018	2017	2019	2018
U.S.	$3,949	$3,750	$3,658	$4,946	$5,019
European region	1,681	1,543	1,473	323	317
Asia	715	647	594	93	51
Rest of the world	354	318	338	44	42
Total	$6,699	$6,258	$6,063	$5,406	$5,429

	Revenue			Long-lived Assets
	Year ended December 31,			December 31,
	2019	2018	2017	2019	2018
U.S.	59%	60%	60%	91%	92%
European region	25	25	24	6	6
Asia	11	10	10	2	1
Rest of the world	5	5	6	1	1
Total	100%	100%	100%	100%	100%

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
The following table provides information on the location and amounts of our leases on our consolidated balance sheet as of December 31, 2019:

(in millions)
Balance Sheet Location		2019
Assets
Right of use assets	Lease right-of-use assets	$676
Liabilities
Other current liabilities	Current lease liabilities	112
Lease liabilities — non-current	Non-current lease liabilities	620

The components of lease expense for the year ended December 31 are as follows:

(in millions)	2019
Operating lease cost	$157
Sublease income	(18)
Total lease cost	$139

Supplemental information related to leases for the year ended December 31 are as follows:

(in millions)	2019
Cash paid for amounts included in the measurement for operating lease liabilities
Operating cash flows from operating leases	$146
Right-of-use assets obtained in exchange for lease obligations
Operating leases	777

Weighted-average remaining lease term and discount rate for our operating leases as of December 31 are as follows:

2019
Weighted-average remaining lease term (years)	8.95
Weighted-average discount rate	3.93%

Maturities of lease liabilities for our operating leases are as follows:

(in millions)
2020	$133
2021	113
2022	98
2023	82
2024	65
2025 and beyond	358
Total undiscounted lease payments	$849
Less: Imputed interest	117
Present value of lease liabilities	$732

Related Party Agreement

In March of 2018, the Company made a $20 million contribution to the S&P Global Foundation included in selling and general expenses.

In June of 2012, we entered into a license agreement (the "License Agreement") with the holder of S&P Dow Jones Indices LLC noncontrolling interest, CME Group, which replaced the 2005 license agreement between Indices and CME Group. Under the terms of the License Agreement, S&P Dow Jones Indices LLC receives a share of the profits from the trading and clearing of CME Group's equity index products. During the years ended December 31, 2019, 2018 and 2017, S&P Dow Jones Indices LLC earned $114 million, $121 million and $74 million of revenue under the terms of the License Agreement, respectively. The entire amount of this revenue is included in our consolidated statement of income and the portion related to the 27% noncontrolling interest is removed in net income attributable to noncontrolling interests.

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

14. Quarterly Financial Information (Unaudited)

(in millions, except per share data)	First quarter	Second quarter	Third quarter	Fourth quarter	Total year
2019
Revenue	$1,571	$1,704	$1,689	$1,735	$6,699
Operating profit	$705	$813	$891	$818	$3,226
Net income	$453	$602	$662	$585	$2,303
Net income attributable to S&P Global common shareholders	$410	$555	$617	$541	$2,123

Earnings per share attributable to S&P Global Inc. common shareholders:
Net income:
Basic	$1.66	$2.25	$2.52	$2.22	$8.65
Diluted	$1.65	$2.24	$2.50	$2.20	$8.60

2018
Revenue	$1,567	$1,609	$1,546	$1,536	$6,258
Operating profit	$711	$672	$704	$704	$2,790
Net income	$534	$501	$535	$551	$2,121
Net income attributable to S&P Global common shareholders	$491	$461	$495	$512	$1,958

Earnings per share attributable to S&P Global Inc. common shareholders:
Net income:
Basic	$1.94	$1.83	$1.97	2.06	7.80
Diluted	$1.93	$1.82	$1.95	2.03	7.73

Note - Totals presented may not sum due to rounding.

15. Condensed Consolidating Financial Statements

On November 26, 2019, we issued $500 million of 2.5% senior notes due in 2029 and $600 million of 3.25% senior notes due in 2049. In the fourth quarter of 2019, we used the net proceeds to fund the redemption of the $700 million outstanding principal amount of our 3.3% senior notes due in August of 2020 and a portion of the $400 million outstanding principal amount of our 6.55% senior notes due in October of 2037. On May 17, 2018, we issued $500 million of 4.5% notes due in 2048. On September 22, 2016, we issued $500 million of 2.95% senior notes due in 2027. On May 26, 2015, we issued $700 million of 4.0% senior notes due in 2025. On August 18, 2015, we issued $2.0 billion of senior notes, consisting of $400 million of 2.5% senior notes that were repaid in 2018, $700 million of 3.3% senior notes due in 2020 and $900 million of 4.4% senior notes due in 2026. See Note 5 — Debt for additional information.

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

	Statement of Income
	Year Ended December 31, 2019
(in millions)	S&P Global Inc.	Standard & Poor's Financial Services LLC	Non-Guarantor Subsidiaries	Eliminations	S&P Global Inc. Consolidated
Revenue	$812	$1,898	$4,146	$(157)	$6,699
Expenses:
Operating-related expenses	158	440	1,360	(157)	1,801
Selling and general expenses	133	329	1,055	—	1,517
Depreciation	44	12	26	—	82
Amortization of intangibles	—	—	122	—	122
Total expenses	335	781	2,563	(157)	3,522
Gain on dispositions	(49)	—	—	—	(49)
Operating profit	526	1,117	1,583	—	3,226
Other expense, net	91	—	7	—	98
Interest expense (income), net	213	—	(15)	—	198
Non-operating intercompany transactions	378	(48)	(1,530)	1,200	—
(Loss) income before taxes on income	(156)	1,165	3,121	(1,200)	2,930
(Benefit) Provision for taxes on income	(74)	285	416	—	627
Equity in net income of subsidiaries	3,405	—	—	(3,405)	—
Net income	3,323	880	2,705	(4,605)	2,303
Less: net income attributable to noncontrolling interests	—	—	—	(180)	(180)
Net income attributable to S&P Global Inc.	$3,323	$880	$2,705	$(4,785)	$2,123
Comprehensive income	$3,446	$880	$2,697	$(4,602)	$2,421

	Statement of Income
	Year Ended December 31, 2018
(in millions)	S&P Global Inc.	Standard & Poor's Financial Services LLC	Non-Guarantor Subsidiaries	Eliminations	S&P Global Inc. Consolidated
Revenue	$776	$1,695	$3,940	$(153)	$6,258
Expenses:
Operating-related expenses	124	434	1,293	(153)	1,698
Selling and general expenses	177	292	1,095	—	1,564
Depreciation	46	7	31	—	84
Amortization of intangibles	—	—	122	—	122
Total expenses	347	733	2,541	(153)	3,468
Operating profit	429	962	1,399	—	2,790
Other (income) expense, net	(27)	—	2	—	(25)
Interest expense (income), net	143	2	(11)	—	134
Non-operating intercompany transactions	363	(75)	(1,872)	1,584	—
(Loss) income before taxes on income	(50)	1,035	3,280	(1,584)	2,681
(Benefit) Provision for taxes on income	(14)	250	324	—	560
Equity in net income of subsidiaries	3,576	(1)	—	(3,575)	—
Net income	3,540	784	2,956	(5,159)	2,121
Less: net income attributable to noncontrolling interests	—	—	—	(163)	(163)
Net income attributable to S&P Global Inc.	$3,540	$784	$2,956	$(5,322)	$1,958
Comprehensive income	$3,510	$783	$2,884	$(5,159)	$2,018

	Statement of Income
	Year Ended December 31, 2017
(in millions)	S&P Global Inc.	Standard & Poor's Financial Services LLC	Non-Guarantor Subsidiaries	Eliminations	S&P Global Inc. Consolidated
Revenue	$717	$1,780	$3,704	$(138)	$6,063
Expenses:
Operating-related expenses	89	482	1,261	(138)	1,694
Selling and general expenses	197	345	1,064	—	1,606
Depreciation	31	11	40	—	82
Amortization of intangibles	—	—	98	—	98
Total expenses	317	838	2,463	(138)	3,480
Operating profit	400	942	1,241	—	2,583
Other income, net	(16)	—	(11)	—	(27)
Interest expense (income), net	163	—	(14)	—	149
Non-operating intercompany transactions	365	(77)	(2,463)	2,175	—
Income before taxes on income	(112)	1,019	3,729	(2,175)	2,461
Provision for taxes on income	26	370	427	—	823
Equity in net income of subsidiaries	3,808	—	—	(3,808)	—
Net income	3,670	649	3,302	(5,983)	1,638
Less: net income attributable to noncontrolling interests	—	—	—	(142)	(142)
Net income attributable to S&P Global Inc.	$3,670	$649	$3,302	$(6,125)	$1,496
Comprehensive income	$3,694	$649	$3,401	$(5,982)	$1,762

	Balance Sheet
	December 31, 2019
(in millions)	S&P Global Inc.	Standard & Poor's Financial Services LLC	Non-Guarantor Subsidiaries	Eliminations	S&P Global Inc. Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$1,130	$—	$1,736	$—	$2,866
Restricted cash	—	—	20	—	20
Short-term investments	—	—	28	—	28
Accounts receivable, net of allowance for doubtful accounts	229	148	1,200	—	1,577
Intercompany receivable	675	2,855	3,983	(7,513)	—
Prepaid and other current assets	102	2	117	—	221
Total current assets	2,136	3,005	7,084	(7,513)	4,712
Property and equipment, net of accumulated depreciation	204	—	116	—	320
Right of use assets	402	1	273	—	676
Goodwill	283	—	3,283	9	3,575
Other intangible assets, net	—	—	1,424	—	1,424
Investments in subsidiaries	12,134	6	8,088	(20,228)	—
Intercompany loans receivable	17	—	1,229	(1,246)	—
Other non-current assets	281	37	324	(1)	641
Total assets	$15,457	$3,049	$21,821	$(28,979)	$11,348
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$80	$11	$99	$—	$190
Intercompany payable	6,288	27	1,198	(7,513)	—
Accrued compensation and contributions to retirement plans	148	61	237	—	446
Income taxes currently payable	7	—	61	—	68
Unearned revenue	297	243	1,388	—	1,928
Other current liabilities	187	18	256	—	461
Total current liabilities	7,007	360	3,239	(7,513)	3,093
Long-term debt	3,948	—	—	—	3,948
Lease liabilities – non-current	383	1	236	—	620
Intercompany loans payable	—	—	1,246	(1,246)	—
Pension and other postretirement benefits	178	—	81	—	259
Other non-current liabilities	171	81	373	(1)	624
Total liabilities	11,687	442	5,175	(8,760)	8,544
Redeemable noncontrolling interest	—	—	—	2,268	2,268
Equity:
Common stock	294	—	2,377	(2,377)	294
Additional paid-in capital	112	632	9,362	(9,203)	903
Retained income	15,836	1,975	5,404	(11,010)	12,205
Accumulated other comprehensive loss	(175)	—	(497)	48	(624)
Less: common stock in treasury	(12,297)	—	(2)	—	(12,299)
Total equity - controlling interests	3,770	2,607	16,644	(22,542)	479
Total equity - noncontrolling interests	—	—	2	55	57
Total equity	3,770	2,607	16,646	(22,487)	536
Total liabilities and equity	$15,457	$3,049	$21,821	$(28,979)	$11,348

	Balance Sheet
	December 31, 2018
(in millions)	S&P Global Inc.	Standard & Poor's Financial Services LLC	Non-Guarantor Subsidiaries	Eliminations	S&P Global Inc. Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$694	$—	$1,223	$—	$1,917
Restricted cash	—	—	41	—	41
Short-term investments	—	—	18	—	18
Accounts receivable, net of allowance for doubtful accounts	163	109	1,177	—	1,449
Intercompany receivable	550	2,138	2,873	(5,561)	—
Prepaid and other current assets	41	3	118	—	162
Total current assets	1,448	2,250	5,450	(5,561)	3,587
Property and equipment, net of accumulated depreciation	192	—	78	—	270
Right of use assets	—	—	—	—	—
Goodwill	261	—	3,265	9	3,535
Other intangible assets, net	—	—	1,524	—	1,524
Investments in subsidiaries	8,599	6	8,030	(16,635)	—
Intercompany loans receivable	130	—	1,643	(1,773)	—
Other non-current assets	194	45	286	—	525
Total assets	$10,824	$2,301	$20,276	$(23,960)	$9,441
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$89	$15	$107	$—	$211
Intercompany payable	4,453	32	1,076	(5,561)	—
Accrued compensation and contributions to retirement plans	125	33	196	—	354
Income taxes currently payable	2	—	71	—	73
Unearned revenue	240	235	1,166	—	1,641
Other current liabilities	180	16	155	—	351
Total current liabilities	5,089	331	2,771	(5,561)	2,630
Long-term debt	3,662	—	—	—	3,662
Lease liabilities – non-current	—	—	—	—	—
Intercompany loans payable	114	—	1,659	(1,773)	—
Pension and other postretirement benefits	162	—	67	—	229
Other non-current liabilities	148	75	393	—	616
Total liabilities	9,175	406	4,890	(7,334)	7,137
Redeemable noncontrolling interest	—	—	—	1,620	1,620
Equity:
Common stock	294	—	2,279	(2,279)	294
Additional paid-in capital	72	618	9,784	(9,641)	833
Retained income	12,622	1,277	3,824	(6,439)	11,284
Accumulated other comprehensive loss	(299)	—	(489)	46	(742)
Less: common stock in treasury	(11,040)	—	(13)	12	(11,041)
Total equity - controlling interests	1,649	1,895	15,385	(18,301)	628
Total equity - noncontrolling interests	—	—	1	55	56
Total equity	1,649	1,895	15,386	(18,246)	684
Total liabilities and equity	$10,824	$2,301	$20,276	$(23,960)	$9,441

	Statement of Cash Flows
	Year Ended December 31, 2019
(in millions)	S&P Global Inc.	Standard & Poor's Financial Services LLC	Non-Guarantor Subsidiaries	Eliminations	S&P Global Inc. Consolidated
Operating Activities:
Net income	$3,323	$880	$2,705	$(4,605)	$2,303
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	44	12	26	—	82
Amortization of intangibles	—	—	122	—	122
Provision for losses on accounts receivable	5	4	9	—	18
Deferred income taxes	24	(10)	32	—	46
Stock-based compensation	27	14	37	—	78
Gain on dispositions	(49)	—	—	—	(49)
Pension settlement charge, net of taxes	85	—	—	—	85
Other	64	2	27	—	93
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	(72)	(49)	(14)	—	(135)
Prepaid and other current assets	17	(35)	(63)	—	(81)
Accounts payable and accrued expenses	14	32	27	—	73
Unearned revenue	56	28	172	—	256
Accrued legal settlements	—	(1)	—	—	(1)
Other current liabilities	(61)	1	4	—	(56)
Net change in prepaid/accrued income taxes	(33)	(5)	(3)	—	(41)
Net change in other assets and liabilities	(74)	34	23	—	(17)
Cash provided by operating activities	3,370	907	3,104	(4,605)	2,776
Investing Activities:
Capital expenditures	(46)	(3)	(66)	—	(115)
Acquisitions, net of cash acquired	—	—	(91)	—	(91)
Proceeds from dispositions	85	—	—	—	85
Changes in short-term investments	—	—	(10)	—	(10)
Cash provided by (used for) investing activities	39	(3)	(167)	—	(131)
Financing Activities:
Proceeds from issuance of senior notes, net	1,086	—	—	—	1,086
Payments on senior notes	(868)	—	—	—	(868)
Dividends paid to shareholders	(560)	—	—	—	(560)
Distributions to noncontrolling interest holders, net	—	—	(143)	—	(143)
Repurchase of treasury shares	(1,240)	—	—	—	(1,240)
Exercise of stock options	36	—	4	—	40
Employee withholding tax on share-based payments and other	(64)	—	(2)	—	(66)
Intercompany financing activities	(1,368)	(904)	(2,333)	4,605	—
Cash used for financing activities	(2,978)	(904)	(2,474)	4,605	(1,751)
Effect of exchange rate changes on cash	5	—	29	—	34
Net change in cash, cash equivalents, and restricted cash	436	—	492	—	928
Cash, cash equivalents, and restricted cash at beginning of year	694	—	1,264	—	1,958
Cash, cash equivalents, and restricted cash at end of year	$1,130	$—	$1,756	$—	$2,886

	Statement of Cash Flows
	Year Ended December 31, 2018
(in millions)	S&P Global Inc.	Standard & Poor's Financial Services LLC	Non-Guarantor Subsidiaries	Eliminations	S&P Global Inc. Consolidated
Operating Activities:
Net income	$3,540	$784	$2,956	$(5,159)	$2,121
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	46	7	31	—	84
Amortization of intangibles	—	—	122	—	122
Provision for losses on accounts receivable	3	4	14	—	21
Deferred income taxes	33	10	38	—	81
Stock-based compensation	28	16	50	—	94
Accrued legal settlements	—	1	—	—	1
Other	46	5	1	—	52
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	(27)	39	(176)	—	(164)
Prepaid and other current assets	(2)	(4)	5	—	(1)
Accounts payable and accrued expenses	(11)	(64)	(31)	—	(106)
Unearned revenue	(53)	13	110	—	70
Accrued legal settlements	—	—	(108)	—	(108)
Other current liabilities	(22)	(11)	(34)	—	(67)
Net change in prepaid/accrued income taxes	2	—	(9)	—	(7)
Net change in other assets and liabilities	(128)	32	(33)	—	(129)
Cash provided by operating activities	3,455	832	2,936	(5,159)	2,064
Investing Activities:
Capital expenditures	(81)	(16)	(16)	—	(113)
Acquisitions, net of cash acquired	—	—	(401)	—	(401)
Proceeds from dispositions	—	—	6	—	6
Changes in short-term investments	—	—	(5)	—	(5)
Cash used for investing activities	(81)	(16)	(416)	—	(513)
Financing Activities:
Proceeds from issuance of senior notes, net	489	—	—	—	489
Payments on senior notes	(403)	—	—	—	(403)
Dividends paid to shareholders	(503)	—	—	—	(503)
Distributions to noncontrolling interest holders, net	—	—	(154)	—	(154)
Repurchase of treasury shares	(1,660)	—	—	—	(1,660)
Exercise of stock options	26	—	8	—	34
Purchase of additional CRISIL shares	—	—	(25)	—	(25)
Employee withholding tax on share-based payments and other	(66)	—	—	—	(66)
Intercompany financing activities	(1,190)	(816)	(3,153)	5,159	—
Cash used for financing activities	(3,307)	(816)	(3,324)	5,159	(2,288)
Effect of exchange rate changes on cash	(5)	—	(79)	—	(84)
Net change in cash, cash equivalents, and restricted cash	62	—	(883)	—	(821)
Cash, cash equivalents, and restricted cash at beginning of year	632	—	2,147	—	2,779
Cash, cash equivalents, and restricted cash at end of year	$694	$—	$1,264	$—	$1,958

	Statement of Cash Flows
	Year Ended December 31, 2017
(in millions)	S&P Global Inc.	Standard & Poor's Financial Services LLC	Non-Guarantor Subsidiaries	Eliminations	S&P Global Inc. Consolidated
Operating Activities:
Net income	$3,670	$649	$3,302	$(5,983)	$1,638
Adjustments to reconcile net income to cash provided by operating activities
Depreciation	31	11	40	—	82
Amortization of intangibles	—	—	98	—	98
Provision for losses on accounts receivable	2	3	11	—	16
Deferred income taxes	108	(10)	(98)	—	—
Stock-based compensation	35	22	42	—	99
Accrued legal settlements	—	—	55	—	55
Other	34	19	43	—	96
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	(2)	(23)	(171)	—	(196)
Prepaid and other current assets	(5)	3	12	—	10
Accounts payable and accrued expenses	22	97	(44)	—	75
Unearned revenue	19	2	64	—	85
Accrued legal settlements	—	(1)	(3)	—	(4)
Other current liabilities	(42)	(12)	(31)	—	(85)
Net change in prepaid/accrued income taxes	41	(18)	9	—	32
Net change in other assets and liabilities	7	(6)	14	—	15
Cash provided by operating activities	3,920	736	3,343	(5,983)	2,016
Investing Activities:
Capital expenditures	(55)	(32)	(36)	—	(123)
Acquisitions, net of cash acquired	—	—	(83)	—	(83)
Proceeds from dispositions	—	—	2	—	2
Changes in short-term investments	—	—	(5)	—	(5)
Cash used for investing activities	(55)	(32)	(122)	—	(209)
Financing Activities:
Dividends paid to shareholders	(421)	—	—	—	(421)
Distributions to noncontrolling interest holders, net	—	—	(111)	—	(111)
Repurchase of treasury shares	(1,001)	—	—	—	(1,001)
Exercise of stock options	68	—	7	—	75
Employee withholding tax on share-based payments	(49)	—	—	—	(49)
Intercompany financing activities	(2,546)	(704)	(2,733)	5,983	—
Cash used for financing activities	(3,949)	(704)	(2,837)	5,983	(1,507)
Effect of exchange rate changes on cash	5	—	82	—	87
Net change in cash, cash equivalents, and restricted cash	(79)	—	466	—	387
Cash, cash equivalents, and restricted cash at beginning of year	711	—	1,681	—	2,392
Cash, cash equivalents, and restricted cash at end of year	$632	$—	$2,147	$—	$2,779

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

As of December 31, 2019, an evaluation was performed under the supervision and with the participation of management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the U.S. Securities Exchange Act of 1934). Based on that evaluation, management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2019.

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

2.
Management has evaluated the effectiveness of the system of internal control using the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework (“COSO 2013 framework”). Management has selected the COSO 2013 framework for its evaluation as it is a control framework recognized by the SEC and the Public Company Accounting Oversight Board that is free from bias, permits reasonably consistent qualitative and quantitative measurement of our internal controls, is sufficiently complete so that relevant controls are not omitted and is relevant to an evaluation of internal controls over financial reporting.

3.
Based on management’s evaluation under this framework, management has concluded that our internal controls over financial reporting were effective as of December 31, 2019. There are no material weaknesses in our internal control over financial reporting that have been identified by management.

4.
Our independent registered public accounting firm, Ernst & Young LLP, has audited our consolidated financial statements for the year ended December 31, 2019, and has issued their reports on the financial statements and the effectiveness of our internal control over financial reporting. These reports are located on pages 57, 58 and 59 of this Annual Report on Form 10-K.

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

Revenue in 2019 attributable to the transactions or dealings by the Company described below was approximately $3.48 million with net profit from such sales being a fraction of the revenues.

During 2019, Platts, a division of the Company that provides energy-related information in over 150 countries, sold information and informational materials, which are generally exempt from U.S. economic sanctions, to subscribers that are owned or controlled, or appear to be owned or controlled, by the Government of Iran. Platts provided such subscribers access to proprietary data, analytics, and industry information that enable commodities markets to perform with greater transparency and efficiency, generating revenue that was a de minimis portion of both the division's and the Company’s revenue. The Company will continue to monitor its provision of products and services to such subscribers. As previously disclosed, during 2019 S&P Global had two relationships with customers that were designated pursuant to Executive Order 13224; the Company terminated its relationships with those entities and ceased collecting revenue relating to those relationships.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information about our directors is contained under the caption “Board of Directors and Corporate Governance-Director Biographies” in our Proxy Statement for our 2020 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2019 (the “2020 Proxy Statement”) and is incorporated herein by reference.
The information under the heading “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K is also incorporated herein by reference.
Code of Ethics

We have adopted a Code of Ethics that applies to our CEO, CFO, chief accounting officer and senior financial officers. To access such code, go to the Corporate Governance section of our Investor Relations website at http://investor.spglobal.com. Any waivers that may in the future be granted from such Code and amendments thereto will be posted at such website address. In addition to our Code of Ethics for the CEO and senior financial officers noted above, the following documents may be found on our website at the above website address:

•	Code of Business Ethics for all employees;

•	Code of Business Conduct and Ethics for Directors;

•	Employee Complaint Procedures (Accounting and Auditing Matters);

•	Certificate of Incorporation;

•	By-Laws;

•	Corporate Governance Guidelines;

•	Audit Committee Charter;

•	Compensation and Leadership Development Committee Charter;

•	Nominating and Corporate Governance Committee Charter;

•	Financial Committee Charter; and

•	Executive Committee Charter.

The foregoing documents are also available in print, free of charge, to any shareholder who requests them. Requests for printed copies may be e-mailed to corporate.secretary@spglobal.com or mailed to the Corporate Secretary, S&P Global Inc., 55 Water Street, New York, NY 10041-0001.

Information about the procedures by which security holders may recommend nominees to our Board of Directors can be found in our 2020 Proxy Statement under the caption “Board of Directors and Corporate Governance-Committees of the Board of Directors-Nominating and Corporate Governance Committee” and is incorporated herein by reference.
Information concerning the composition of the Audit Committee and our Audit Committee financial experts is contained in our 2020 Proxy Statement under the caption “Board of Directors and Corporate Governance-Committees of the Board of Directors-Audit Committee” and is incorporated herein by reference.
New York Stock Exchange Certification

Promptly following the 2020 annual meeting of shareholders, we intend to file with the NYSE the CEO certification regarding our compliance with the NYSE’s corporate governance listing standards as required by NYSE Rule 303A.12. Last year, we filed this CEO certification with the NYSE on May 28, 2019.

Item 11. Executive Compensation

Information about director and executive officer compensation, Compensation Committee interlocks and the Compensation Committee Report is contained in our 2020 Proxy Statement under the captions “2019 Director Compensation,” “Board of

Directors and Corporate Governance-Compensation Committee Interlocks and Insider Participation,” and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Set forth below is information with respect to securities authorized for issuance under equity compensation plans:
The following table details our equity compensation plans as of December 31, 2019:

	Equity Compensation Plans’ Information
	(a)		(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	718,629	[1]	$55.73	20,493,228	[2,3]

[1]	Shares to be issued upon exercise of outstanding options under our Stock Incentive Plans.

[2]
Included in this number are 517,917 shares reserved for issuance under the Director Deferred Stock Ownership Plan. The remaining 19,975,311 shares are reserved for issuance under the 2019 Stock Incentive Plan (the “2019 Plan”) for Performance Stock, Restricted Stock, Other Stock-Based Awards, Stock Options and Stock Appreciation Rights.

[3]
Under the terms of the 2019 Plan, shares subject to an award or shares paid in settlement of a dividend equivalent reduce the number of shares available under the 2019 Plan by one share for each such share granted or paid.

The 2019 Plan is also governed by certain share recapture provisions. The aggregate number of shares of stock available under the 2019 Plan for issuance are increased by the number of shares of stock granted as an award under the 2019 Plan that are:

•	forfeited, cancelled, settled in cash or property other than stock, or otherwise not distributable under the 2019 Plan;

•
tendered or withheld to pay the exercise or purchase price of an award under the 2019 Plan or to satisfy applicable wage or other required tax withholding in connection with the exercise, vesting or payment of, or other event related to, an award under the 2019 Plan; or

•	repurchased by us with the option proceeds in respect of the exercise of a stock option under the 2019 Plan.

Information on the number of shares our common stock beneficially owned by each director and named executive officer, by all directors and executive officers as a group and on each beneficial owner of more than 5% of our common stock is contained under the caption “Ownership of Company Stock” in our 2020 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information with respect to certain relationships and related transactions and director independence is contained under the captions “Board of Directors and Corporate Governance-Transactions with Related Persons” in our 2020 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

During the year ended December 31, 2019, Ernst & Young LLP audited the consolidated financial statements of the Registrant and its subsidiaries.

Information on our Audit Committee’s pre-approval policy for audit services and information on our principal accountant fees and services is contained in our 2020 Proxy Statement under the caption “Independent Registered Public Accounting Firm’s Fees and Services” and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Documents filed as part of this Annual Report on Form 10-K:

1.	Financial Statements

•	Reports of Independent Registered Public Accounting Firm

•	Consolidated Statements of Income for the three years ended December 31, 2019

•	Consolidated Statements of Comprehensive Income for the three years ended December 31, 2019

•	Consolidated Balance Sheets as of December 31, 2019 and 2018

•	Consolidated Statements of Cash Flows for the three years ended December 31, 2019

•	Consolidated Statements of Equity for the three years ended December 31, 2019

•	Notes to the Consolidated Financial Statements

2.	Financial Schedule

•	Schedule II—Valuation and Qualifying Accounts

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

S&P Global
Schedule II – Valuation and Qualifying Accounts
(in millions)

Additions/(deductions)	Balance at beginning of year	Net charges to income	Deductions and other [1]	Balance at end of year
Year ended December 31, 2019
Allowance for doubtful accounts	$34	$17	$(17)	$34

Year ended December 31, 2018
Allowance for doubtful accounts	$33	$21	$(20)	$34

Year ended December 31, 2017
Allowance for doubtful accounts	$28	$15	$(11)	$33

[1]	Primarily includes uncollectible accounts written off, net of recoveries, impact of acquisitions and divestitures and adjustments for foreign currency translation.

Exhibit Number	Exhibit Index

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

(4.8)
Fifth Supplemental Indenture dated as of November 26, 2019, among the Company, Standard & Poor’s Financial Services LLC, and U.S. Bank National Association, as trustee, incorporated by reference from the Registrant's Form 8-K filed on November 26, 2019.

(4.9)	Form of 6.550% Senior Note due 2037

(4.10)	Form of 4.000% Senior Note due 2025, as incorporated by reference from the Registrant’s Form 10-K for the fiscal year ended December 31, 2015.

(4.11)	Form of 4.400% Senior Note due 2026, as incorporated by reference from the Registrant’s Form 10-K for the fiscal year ended December 31, 2015.

(4.12)	Form of 2.950% Senior Note due 2027, incorporated by reference from the Registrant's Form 8-K filed on September 22, 2016.

(4.13)	Form of 4.500% Senior Note due 2048 (included in Ex. 4.2 of the referenced Form 8-K), incorporated by reference from the Registrant's Form 8-K filed May 17, 2018.

(4.14)	Form of 2.500% Senior Note due 2029 (included in Ex. 4.2 of the referenced Form 8-K), incorporated by reference from the Registrant's Form 8-K filed November 26, 2019.

(4.15)	Form of 3.250% Senior Note due 2049 (included in Ex. 4.2 of the referenced Form 8-K), incorporated by reference from the Registrant's Form 8-K filed November 26, 2019.

(4.16)	Description of the Registrant's Securities Registered pursuant to Section 12 of the Securities Exchange Act of 1934.

(10.1)
Form of Indemnification Agreement between Registrant and each of its directors and certain of its executive officers, incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 2004.

(10.2)*	Registrant’s 2002 Stock Incentive Plan, as amended and restated as of January 1, 2016, incorporated by reference from the Registrant’s Form 10-Q filed April 26, 2016.

(10.3)*	Registrant’s 2019 Stock Incentive Plan, incorporated by reference from Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on March 25, 2019.

(10.4)*	Form of Performance Share Unit Terms and Conditions, incorporated by reference from the Registrant's Form 10-K for the fiscal year ended December 31, 2014.

(10.5)*	Form of Performance Share Unit Terms and Conditions, as incorporated by reference from the Registrant’s Form 10-Q filed on April 28, 2015.

(10.6)*	Form of Performance Share Unit Terms and Conditions, incorporated by reference from the Registrant's Form 10-Q filed on April 26, 2016.

(10.7)*	Form of Performance Share Unit Terms and Conditions, incorporated by reference from the Registrant's Form 10-Q filed on April 26, 2017.

(10.8)*	Form of Performance Share Unit Terms and Conditions, incorporated by reference from the Registrant's Form 10-Q filed on April 26, 2018.

(10.9)*	Form of Restricted Stock Unit Award Terms and Conditions, as incorporated by reference from the Registrant’s Form 10-Q filed on April 28, 2015.

(10.10)*	Form of Restricted Stock Unit Award Terms and Conditions, incorporated by reference from the Registrant's Form 10-Q filed on April 26, 2016.

(10.11)*	Form of Restricted Stock Unit Award Terms and Conditions, incorporated by reference from the Registrant's Form 10-Q filed on April 26, 2017.

(10.12)*	Form of Restricted Stock Unit Award Terms and Conditions, incorporated by reference from the Registrant's Form 10-Q filed on April 26, 2018.

(10.13)*	Form of Restricted Stock Unit Award - Tranche Vesting Terms and Conditions, incorporated by reference from the Registrant's Form 10-Q filed on April 26, 2018.

(10.14)*	Form of Stock Option Award, incorporated by reference from the Registrant's Form 10-K for the fiscal year ended December 31, 2013.

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

(10.17)*	Registrant’s Key Executive Short Term Incentive Compensation Plan, as amended effective January 1, 2016, incorporated by reference from Registrant’s Form 10-Q filed November 3, 2016.

(10.18)*	Registrant’s Key Executive Short Term Incentive Compensation Plan, as amended effective January 1, 2017, incorporated by reference from Registrant’s Form 10-Q filed October 26, 2017.

(10.19)*	Registrant's Senior Executive Severance Plan, amended and restated as of January 1, 2016, incorporated by reference from the Registrant's Form 10-Q filed April 26, 2016.

(10.20)
Revolving Five-Year Credit Agreement, dated as of June 30, 2017, among the Company, Standard & Poor's Financial Services LLC, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and Bank of America, N.A. as syndication agent.

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

(10.26)*	Fifth Amendment to Registrant’s Employee Retirement Plan Supplement, effective generally as of January 1, 2020.

(10.27)*
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

(10.30)*	Third Amendment to Standard & Poor’s Employee Retirement Plan Supplement, effective as of January 1, 2012, incorporated from the Registrant's Form 10-K for the fiscal year ended December 31, 2011.

(10.31)*
Fourth Amendment to Standard & Poor’s Employee Retirement Plan Supplement, effective generally as of January 1, 2014, incorporated by reference from the Registrant's Form 10-K for the fiscal year ended December 31, 2013.

(10.32)*
Fifth Amendment to Standard & Poor’s Employee Retirement Plan Supplement, dated December 23, 2014, incorporated by reference from the Registrant's Form 10-K for the fiscal year ended December 31, 2014.

(10.33)*	Sixth Amendment to Standard & Poor’s Employee Retirement Plan Supplement, effective generally as of January 1, 2020.

(10.34)*	Registrant’s 401(k) Savings and Profit Sharing Supplement, as amended and restated as of January 1, 2016, incorporated by reference from the Registrant's Form 10-Q filed April 26, 2016.

(10.35)*
Registrant’s Senior Executive Supplemental Death, Disability & Retirement Benefits Plan, as amended and restated as of January 1, 2008, incorporated by reference from Registrant's Form 10-K for the fiscal year ended December 31, 2007.

(10.36)*
Amendment to Registrant’s Senior Executive Supplemental Death, Disability & Retirement Benefits Plan, effective as of January 1, 2010, incorporated by reference from the Registrant’s Form 10-K for the fiscal year ended December 31, 2009.

(10.37)*	Registrant's Director Retirement Plan, incorporated by reference from Registrant’s Form SE filed March 29, 1990 in connection with Registrant’s Form 10-K for the fiscal year ended December 31, 1989.

(10.38)*
Resolutions Freezing Existing Benefits and Terminating Additional Benefits under Registrant’s Directors Retirement Plan, as adopted on January 31, 1996, incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 1996.

(10.39)*	Registrant’s Director Deferred Compensation Plan, as amended and restated as of January 1, 2008, incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 2007.

(10.40)*	Registrant’s Director Deferred Stock Ownership Plan, incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 2010.

(10.41)*	Registrant’s Director Deferred Stock Ownership Plan as Amended and Restated effective January 1, 2017, incorporated by reference from Registrant’s Form 10-Q filed July 27, 2017.

(10.42)*
Registrant’s Amended and Restated Director Deferred Stock Ownership Plan, incorporated by reference from Appendix B to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on March 25, 2019.

(10.43)*
Amendment dated December 9, 2011 to offer letter dated November 2, 2010 to Jack F. Callahan, Jr., Executive Vice President and Chief Financial Officer, incorporated from the Registrant's Form 10-K for the fiscal year ended December 31, 2011.

(10.44)*
Amendment dated December 9, 2011 to offer letter dated October 27, 2010 to John L. Berisford, Executive Vice President, Human Resources, incorporated from the Registrant's Form 10-K for the fiscal year ended December 31, 2011.

(10.45)*
Letter Agreement, dated July 11, 2013, with Harold McGraw III regarding his compensation arrangement for serving as Non-Executive Chairman of the Board, incorporated by reference from Registrant’s Form 8-K filed July 11, 2013.

(10.46)*	Separation Agreement dated September 24, 2015 between the Company and Neeraj Sahai, as incorporated by reference from the Registrant’s Registration Statement on Form S-4 filed on October 30, 2015.

(10.47)*
Letter Agreement dated February 18, 2016, with Imogen Dillon Hatcher regarding certain amendments to her Contract of Employment with McGraw-Hill International (U.K.) Limited, dated November 27, 2013, incorporated by reference from the Registrant's Form 10-Q filed on April 26, 2016.

(10.48)*	Separation Agreement and Release dated October 30, 2015 between the Company and Lucy Fato, incorporated by reference from the Registrant's Form 10-Q filed on April 26, 2016.

(10.49)*	Registrant’s Pay Recovery Policy, restated effective as of January 1, 2015, incorporated by reference from the Registrant's Form 10-K for the fiscal year ended December 31, 2014.

(10.50)*	S&P Ratings Services Pay Recovery Policy, effective as of October 1, 2014, incorporated by reference from the Registrant's Form 10-K for the fiscal year ended December 31, 2014.

(10.51)
Settlement Agreement dated February 2, 2015 among the Company, Standard & Poor's Financial Services LLC, the United States, acting through the Department of Justice, and various States and the District of Columbia, acting through their respective Attorneys General, incorporated by reference from the Registrant's Form 10-K for the fiscal year ended December 31, 2014.

(10.52)	S&P Dow Jones Indices 2014 Long-Term Cash Incentive Compensation Plan dated April 1, 2014, incorporated by reference from the Registrant's Form 10-K for the fiscal year ended December 31, 2017.

(10.53)	S&P Dow Jones Indices 2014 Long-Term Cash Incentive Compensation Plan dated April 11, 2017, incorporated by reference from the Registrant's Form 10-Q filed on April 26, 2017.

(10.54)	S&P Dow Jones Indices 2014 Long-Term Cash Incentive Compensation Plan dated April 5, 2018, incorporated by reference from the Registrant's Form 10-Q filed on April 26, 2018.

(10.55)*	S&P Global Inc. Management Supplemental Death & Disability Benefits Plan, Amended and Restated January 1, 2020.

(21)	Subsidiaries of the Registrant.

(23)	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

(31.1)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

(31.2)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

(32)	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101.INS)	Inline XBRL Instance Document

(101.SCH)	Inline XBRL Taxonomy Extension Schema

(101.CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase

(101.LAB)	Inline XBRL Taxonomy Extension Label Linkbase

(101.PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase

(101.DEF)	Inline XBRL Taxonomy Extension Definition Linkbase

(101.LAB)	Inline XBRL Taxonomy Extension Label Linkbase

(101.PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase

(101.DEF)	Inline XBRL Taxonomy Extension Definition Linkbase

(104)	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibit 101)

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

February 10, 2020

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on February 10, 2020 on behalf of the Registrant by the following persons who signed in the capacities as set forth below under their respective names.

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

/s/ William J. Amelio
William J. Amelio
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