Form 10-Q
period 2020-03-31
S&P Global Inc.
filed 2020-04-28
CIK 64040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Date File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).           Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of April 24, 2020 (latest practicable date), 240.9 million shares of the issuer's classes of common stock (par value $1.00 per share) were outstanding.

S&P Global Inc.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of S&P Global Inc.

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of S&P Global Inc. (and subsidiaries) (the “Company”) as of March 31, 2020, the related consolidated statements of income, comprehensive income, (deficit) equity and cash flows for the three-month periods ended March 31, 2020 and 2019, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2019, the related consolidated statements of income, comprehensive income, equity and cash flows for the year then ended, and the related notes and schedule (not presented herein); and in our report dated February 10, 2020, we expressed an unqualified audit opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2019, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

/s/ ERNST & YOUNG LLP

New York, New York
April 28, 2020

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

S&P Global Inc.
Consolidated Statements of Income
(Unaudited)

(in millions, except per share amounts)	Three Months Ended
	March 31,
	2020	2019
Revenue	$1,786	$1,571
Expenses:
Operating-related expenses	521	473
Selling and general expenses	311	341
Depreciation	20	20
Amortization of intangibles	29	32
Total expenses	881	866
Gain on disposition	(7)	—
Operating profit	912	705
Other expense, net	1	103
Interest expense, net	34	36
Income before taxes on income	877	566
Provision for taxes on income	188	113
Net income	689	453
Less: net income attributable to noncontrolling interests	(50)	(43)
Net income attributable to S&P Global Inc.	$639	$410

Earnings per share attributable to S&P Global Inc. common shareholders:
Net income:
Basic	$2.64	$1.66
Diluted	$2.62	$1.65
Weighted-average number of common shares outstanding:
Basic	242.1	246.7
Diluted	243.3	248.3

Actual shares outstanding at period end	240.9	246.1
See accompanying notes to the unaudited consolidated financial statements.

S&P Global Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

(in millions)	Three Months Ended
	March 31,
	2020	2019
Net income	$689	$453

Other comprehensive income:
Foreign currency translation adjustments	(37)	17
Income tax effect	6	2
	(31)	19

Pension and other postretirement benefit plans	3	114
Income tax effect	(1)	(28)
	2	86

Unrealized (loss) gain on forward exchange contracts	(9)	5
Income tax effect	2	(1)
	(7)	4

Comprehensive income	653	562
Less: comprehensive income attributable to nonredeemable noncontrolling interests	(1)	(3)
Less: comprehensive income attributable to redeemable noncontrolling interests	(49)	(40)
Comprehensive income attributable to S&P Global Inc.	$603	$519

See accompanying notes to the unaudited consolidated financial statements.

S&P Global Inc.
Consolidated Balance Sheets

(in millions)	March 31, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,932	$2,866
Restricted cash	20	20
Accounts receivable, net of allowance for doubtful accounts: 2020 - $34; 2019 - $34	1,504	1,577
Prepaid and other current assets	239	249
Total current assets	3,695	4,712
Property and equipment, net of accumulated depreciation: 2020 - $623 ; 2019 - $622	309	320
Right of use assets	652	676
Goodwill	3,703	3,575
Other intangible assets, net	1,439	1,424
Other non-current assets	665	641
Total assets	$10,463	$11,348
LIABILITIES AND (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$203	$190
Accrued compensation and contributions to retirement plans	222	446
Income taxes currently payable	160	68
Unearned revenue	1,897	1,928
Other current liabilities	501	461
Total current liabilities	2,983	3,093
Long-term debt	3,949	3,948
Lease liabilities — non-current	603	620
Pension and other postretirement benefits	258	259
Other non-current liabilities	596	624
Total liabilities	8,389	8,544
Redeemable noncontrolling interest (Note 8)	2,268	2,268
Commitments and contingencies (Note 12)
Equity:
Common stock	294	294
Additional paid-in capital	754	903
Retained income	12,691	12,205
Accumulated other comprehensive loss	(660)	(624)
Less: common stock in treasury	(13,329)	(12,299)
Total (deficit) equity — controlling interests	(250)	479
Total equity — noncontrolling interests	56	57
Total (deficit) equity	(194)	536
Total liabilities and (deficit) equity	$10,463	$11,348

See accompanying notes to the unaudited consolidated financial statements.

S&P Global Inc.
Consolidated Statements of Cash Flows
(Unaudited)

(in millions)	Three Months Ended
	March 31,
	2020	2019
Operating Activities:
Net income	$689	$453
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	20	20
Amortization of intangibles	29	32
Provision for losses on accounts receivable	10	7
Deferred income taxes	(6)	28
Stock-based compensation	11	12
Gain on disposition	(7)	—
Pension settlement charge, net of taxes	—	85
Other	29	8
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	76	(87)
Prepaid and other current assets	(52)	(34)
Accounts payable and accrued expenses	(251)	(161)
Unearned revenue	(12)	(3)
Accrued legal settlements	—	(1)
Other current liabilities	49	(59)
Net change in prepaid/accrued income taxes	125	57
Net change in other assets and liabilities	(30)	(64)
Cash provided by operating activities	680	293
Investing Activities:
Capital expenditures	(11)	(20)
Acquisitions, net of cash acquired	(183)	(1)
Changes in short-term investments	11	—
Cash used for investing activities	(183)	(21)
Financing Activities:
Dividends paid to shareholders	(161)	(141)
Distributions to noncontrolling interest holders, net	(51)	(18)
Repurchase of treasury shares	(1,153)	(644)
Exercise of stock options	8	23
Employee withholding tax on share-based payments	(44)	(49)
Cash used for financing activities	(1,401)	(829)
Effect of exchange rate changes on cash	(30)	35
Net change in cash, cash equivalents, and restricted cash	(934)	(522)
Cash, cash equivalents, and restricted cash at beginning of period	2,886	1,958
Cash, cash equivalents, and restricted cash at end of period	$1,952	$1,436

See accompanying notes to the unaudited consolidated financial statements.

S&P Global Inc.
Consolidated Statements of (Deficit) Equity
(Unaudited)

Three Months Ended March 31, 2020
(in millions)	Common Stock $1 par	Additional Paid-in Capital	Retained Income	Accumulated Other Comprehensive Loss	Less: Treasury Stock	Total SPGI (Deficit) Equity	Noncontrolling Interests	Total (Deficit) Equity
Balance as of December 31, 2019	$294	$903	$12,205	(624)	$12,299	$479	$57	$536
Comprehensive income [1]			639	(36)		603	1	604
Dividends (Dividend declared per common share — $0.67 per share)			(161)			(161)		(161)
Share repurchases		(120)			1,033	(1,153)		(1,153)
Employee stock plans		(29)			(3)	(26)		(26)
Change in redemption value of redeemable noncontrolling interest			11			11		11
Other			(3)			(3)	(2)	(5)
Balance as of March 31, 2020	$294	$754	$12,691	$(660)	$13,329	$(250)	$56	$(194)

Three Months Ended March 31, 2019
(in millions)	Common Stock $1 par	Additional Paid-in Capital	Retained Income	Accumulated Other Comprehensive Loss	Less: Treasury Stock	Total SPGI Equity	Noncontrolling Interests	Total Equity
Balance as of December 31, 2018	$294	$833	$11,284	$(742)	$11,041	$628	$56	$684
Comprehensive income [1]			410	109		519	3	522
Dividends (Dividend declared per common share — $0.57 per share)			(141)			(141)		(141)
Share repurchases					644	(644)		(644)
Employee stock plans		(61)			(47)	(14)		(14)
Capital contribution from noncontrolling interest			(36)			(36)		(36)
Change in redemption value of redeemable noncontrolling interest			15			15		15
Other						—	2	2
Balance as of March 31, 2019	$294	$772	$11,532	$(633)	$11,638	$327	$61	$388
1Excludes comprehensive income of $49 million and $40 million for the three months ended March 31, 2020 and 2019, respectively, attributable to our redeemable noncontrolling interest.

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
•Ratings is an independent provider of credit ratings, research, and analytics, offering investors and other market participants information, ratings and benchmarks.
•Market Intelligence is a global provider of multi-asset-class data, research and analytical capabilities, which integrate cross-asset analytics and desktop services.
•Platts is the leading independent provider of information and benchmark prices for the commodity and energy markets.
•Indices is a global index provider that maintains a wide variety of valuation and index benchmarks for investment advisors, wealth managers and institutional investors.

In the first quarter of 2020, we changed our allocation methodology for allocating our centrally managed technology-related expenses to our reportable segments to more accurately reflect each segment's respective usage. Prior-year amounts have been reclassified to conform with current presentation. There was no impact on the Company's consolidated balance sheets, consolidated statements of income and consolidated statements of cash flows as a result of this change.

The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. Therefore, the financial statements included herein should be read in conjunction with the financial statements and notes included in our Form 10-K for the year ended December 31, 2019 (our “Form 10-K”). Certain prior-year amounts have been reclassified to conform with current presentation.

In the opinion of management, all normal recurring adjustments considered necessary for a fair statement of the results of the interim periods have been included. The operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the full year.

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

Restricted Cash

Restricted cash of $10 million and $15 million included in our consolidated balance sheets as of March 31, 2020 and December 31, 2019, respectively, includes amounts held in escrow accounts in connection with our acquisition of Kensho.

Contract Assets

Contract assets include unbilled amounts from when the Company transfers service to a customer before a customer pays consideration or before payment is due. As of March 31, 2020 and December 31, 2019, contract assets were $38 million and $28 million, respectively, and are included in accounts receivable in our consolidated balance sheets.

Unearned Revenue

We record unearned revenue when cash payments are received in advance of our performance. The decrease in the unearned revenue balance at March 31, 2020 compared to December 31, 2019 is primarily driven by $812 million of revenues recognized that were included in the unearned revenue balance at the beginning of the period, offset by cash payments received in advance of satisfying our performance obligations.

Remaining Performance Obligations

Remaining performance obligations represent the transaction price of contracts for work that has not yet been performed. As of March 31, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations was $2.0 billion. We expect to recognize revenue on approximately half and three-quarters of the remaining performance obligations over the next 12 and 24 months, respectively, with the remainder recognized thereafter.

We do not disclose the value of unfulfilled performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts where revenue is a usage-based royalty promised in exchange for a license of intellectual property.

Costs to Obtain a Contract

We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We have determined that the costs associated with certain sales commission programs are incremental to the costs to obtain contracts with customers and therefore meet the criteria to be capitalized. Total capitalized costs to obtain a contract were $112 million and $115 million as of March 31, 2020 and December 31, 2019, respectively, and are included in prepaid and other current assets and other non-current assets on our consolidated balance sheets. The capitalized asset will be amortized over a period consistent with the transfer to the customer of the goods or services to which the asset relates, calculated based on the customer term and the average life of the products and services underlying the contracts which has been determined to be approximately 5 years. The expense is recorded within selling and general expenses.

We expense sales commissions when incurred if the amortization period is one year or less. These costs are recorded within selling and general expenses.

Other Expense, net

The components of other expense, net for the three months ended March 31 are as follows:

(in millions)	2020	2019
Other components of net periodic benefit cost [1]	$(9)	$103
Net loss from investments	10	—
Other expense, net	$1	$103

1 During the first quarter of 2019, the Company purchased a group annuity contract under which an insurance company assumed a portion of the Company's obligation to pay pension benefits to the plan's beneficiaries. The purchase of this group annuity contract was funded by pension plan assets. The net periodic benefit cost for our retirement and post retirement plans for the three months ended March 31, 2019 includes a non-cash pre-tax settlement charge of $113 million reflecting the accelerated recognition of a portion of unamortized actuarial losses in the plan.

2. Acquisitions and Divestitures

Acquisitions

2020

In February of 2020, CRISIL, included within our Ratings segment, completed the acquisition of Greenwich Associates LLC ("Greenwich"), a leading provider of proprietary benchmarking data, analytics and qualitative, actionable insights that helps financial services firms worldwide measure and improve business performance. The acquisition will complement CRISIL's existing portfolio of products and expand offerings to new segments across financial services including commercial banks and asset and wealth managers. The acquisition of Greenwich is not material to our consolidated financial statements.

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

Divestitures

2020

In January of 2020, Market Intelligence entered into a strategic alliance to transition S&P Global Market Intelligence's Investor Relations ("IR") webhosting business to Q4 Inc. ("Q4"). This alliance will integrate Market Intelligence's proprietary data into Q4's portfolio of solutions, enabling further opportunities for commercial collaboration. In connection with transitioning its IR webhosting business to Q4, Market Intelligence made a minority investment in Q4. During the three months ended March 31, 2020, we recorded a pre-tax gain of $7 million ($7 million after-tax) in Gain on disposition in the consolidated statement of income related to the sale of IR.

2019

During the three months ended March 31, 2019, we did not complete any dispositions.

The operating profit of our businesses that were disposed of for the three months ending March 31, 2020 and 2019 is as follows:

(in millions)	2020	2019
Operating profit [1]	$—	$3
1 The three months ended March 31, 2020 exclude a pre-tax gain on the sale of the IR webhosting business of $7 million.

3. Income Taxes

The effective income tax rate was 21.5% and 19.9% for the three months ended March 31, 2020 and March 31, 2019, respectively. The increase in 2020 was primarily due to a decrease in the recognition of excess tax benefits associated with share-based payments in the statement of income.

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

The Company is continuously subject to tax examinations in various jurisdictions. As of March 31, 2020 and December 31, 2019, the total amount of federal, state and local, and foreign unrecognized tax benefits was $126 million and $124 million, respectively, exclusive of interest and penalties. We recognize accrued interest and penalties related to unrecognized tax benefits in interest expense and operating-related expense, respectively. As of March 31, 2020 and December 31, 2019, we had $21 million and $20 million, respectively, of accrued interest and penalties associated with unrecognized tax benefits. Based on the current status of income tax audits, we believe that the total amount of unrecognized tax benefits may decrease by approximately $22 million in the next twelve months as a result of the resolution of local tax examinations.

4. Debt

A summary of long-term debt outstanding is as follows:

(in millions)	March 31, 2020	December 31, 2019
4.0% Senior Notes, due 2025 [1]	694	694
4.4% Senior Notes, due 2026 [2]	894	893
2.95% Senior Notes, due 2027 [3]	493	493
2.5% Senior Notes, due 2029 [4]	495	495
6.55% Senior Notes, due 2037 [5]	294	294
4.5% Senior Notes, due 2048 [6]	490	490
3.25% Senior Notes, due 2049 [7]	589	589
Long-term debt	3,949	3,948

1Interest payments are due semiannually on June 15 and December 15, and as of March 31, 2020, the unamortized debt discount and issuance costs total $6 million.
2Interest payments are due semiannually on February 15 and August 15, and as of March 31, 2020, the unamortized debt discount and issuance costs total $6 million.
3Interest payments are due semiannually on January 22 and July 22, and as of March 31, 2020, the unamortized debt discount and issuance costs total $7 million.
4Interest payments are due semiannually on June 1 and December 1, beginning on June 1, 2020, and as of March 31, 2020, the unamortized debt discount and issuance costs total $5 million.
5Interest payments are due semiannually on May 15 and November 15, and as of March 31, 2020, the unamortized debt discount and issuance costs total $3 million.
6Interest payments are due semiannually on May 15 and November 15, and as of March 31, 2020, the unamortized debt discount and issuance costs total $10 million.
7Interest payments are due semiannually on June 1 and December 1, beginning on June 1, 2020 and as of March 31, 2020, the unamortized debt discount and issuance costs total $11 million.

The fair value of our total debt borrowings was $4.5 billion as of March 31, 2020 and December 31, 2019, respectively, and was estimated based on quoted market prices.

We have the ability to borrow a total of $1.2 billion through our commercial paper program, which is supported by our revolving $1.2 billion five-year credit agreement (our "credit facility") that we entered into on June 30, 2017. This credit facility will terminate on June 30, 2022. As of March 31, 2020 and December 31, 2019, there were no commercial paper borrowings outstanding.

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

5. Derivative Instruments

Our exposure to market risk includes changes in foreign exchange rates. We have operations in foreign countries where the functional currency is primarily the local currency. For international operations that are determined to be extensions of the parent company, the U.S. dollar is the functional currency. We typically have naturally hedged positions in most countries from a local currency perspective with offsetting assets and liabilities. As of March 31, 2020 and December 31, 2019, we have entered into foreign exchange forward contracts to mitigate or hedge the effect of adverse fluctuations in foreign exchange rates. As of March 31, 2020 and December 31, 2019, we have entered into a cross currency swap contract to hedge a portion of our net investment in a foreign subsidiary against volatility in foreign exchange rates. These contracts are recorded at fair value that is based on foreign currency exchange rates in active markets; therefore, we classify these derivative contracts within Level 2 of the fair value hierarchy. We do not enter into any derivative financial instruments for speculative purposes.

Undesignated Derivative Instruments

During the three months ended March 31, 2020 and twelve months ended December 31, 2019, we entered into foreign exchange forward contracts in order to mitigate the change in fair value of specific assets and liabilities in the consolidated balance sheet. These forward contracts do not qualify for hedge accounting. As of March 31, 2020 and December 31, 2019, the aggregate notional value of these outstanding forward contracts was $145 million and $116 million, respectively. The changes in fair value of these forward contracts are recorded in prepaid and other assets or other current liabilities in the consolidated balance sheet with their corresponding change in fair value recognized in selling and general expenses in the consolidated statement of income. The amount recorded in other current liabilities as of March 31, 2020 was $7 million. The amount recorded in selling and general expense for the three months ended March 31, 2020 and 2019 related to these contracts was a net loss of $11 million and a net gain of $2 million, respectively.

Net Investment Hedge

During the three months ended March 31, 2020 and twelve months ended December 31, 2019, we entered into a cross currency swap to hedge a portion of our net investment in a certain European subsidiary against volatility in the Euro/U.S. dollar exchange rate. This swap is designated and qualifies as a hedge of a net investment in a foreign subsidiary and is scheduled to mature in 2024. As of March 31, 2020 and December 31, 2019, the notional value of our outstanding cross currency swap designated as a net investment hedge was $400 million. The changes in the fair value of this swap are recognized in foreign currency translation adjustments, a component of other comprehensive income (loss), and reported in accumulated other comprehensive loss in our consolidated balance sheet. The gain or loss will be subsequently reclassified into net earnings when the hedged net investment is either sold or substantially liquidated. We have elected to assess the effectiveness of our net investment hedge based on changes in spot exchange rates. Accordingly, amounts related to the cross currency swap recognized directly in net income for the three months ended March 31, 2020 represent net periodic interest settlements and accruals, which are recognized in interest expense, net. We recognized net interest income of $3 million for the three months ended March 31, 2020.

Cash Flow Hedges

During the three months ended March 31, 2020 and twelve months ended December 31, 2019, we entered into a series of foreign exchange forward contracts to hedge a portion of the Indian rupee, British pound, and Euro exposures through the first quarter of 2021 and the fourth quarter of 2020, respectively. These contracts are intended to offset the impact of movement of exchange rates on future revenue and operating costs and are scheduled to mature within twelve months. The changes in the fair value of these contracts are initially reported in accumulated other comprehensive loss in our consolidated balance sheet and are subsequently reclassified into revenue and selling and general expenses in the same period that the hedged transaction affects earnings.
As of March 31, 2020, we estimate that $5 million of the net losses related to derivatives designated as cash flow hedges recorded in other comprehensive income is expected to be reclassified into earnings within the next twelve months.
As of March 31, 2020 and December 31, 2019, the aggregate notional value of our outstanding foreign exchange forward contracts designated as cash flow hedges was $268 million and $249 million, respectively.
The following table provides information on the location and fair value amounts of our cash flow hedges and net investment hedge as of March 31, 2020 and December 31, 2019:

(in millions)		March 31,	December 31,
Balance Sheet Location		2020	2019
Derivatives designated as cash flow hedges:
Prepaid and other current assets	Foreign exchange forward contracts	$—	$1
Other current liabilities	Foreign exchange forward contracts	$8	$—
Derivative designated as a net investment hedge:
Other non-current assets	Cross currency swap	$22	$—
Other non-current liabilities	Cross currency swap	$—	$10
The following table provides information on the location and amounts of pre-tax gains (losses) on our cash flow hedges and net investment hedge for the three months ended March 31:

(in millions)	Gain (Loss) recognized in Accumulated Other Comprehensive Loss (effective portion)		Location of Gain (Loss) reclassified from Accumulated Other Comprehensive Loss into Income (effective portion)	Gain (Loss) reclassified from Accumulated Other Comprehensive Loss into Income (effective portion)
	2020	2019		2020	2019
Cash flow hedges - designated as hedging instruments
Foreign exchange forward contracts	$(7)	$4	Revenue, Selling and general expenses	$(2)	$2
Net investment hedge - designated as hedging instruments
Cross currency swap	$32	$—		$—	$—
The activity related to the change in unrealized gains (losses) in accumulated other comprehensive loss was as follows for the three months ended March 31:

(in millions)	Three Months
	2020	2019
Cash Flow Hedges
Net unrealized gains (losses) on cash flow hedges, net of taxes, beginning of period	$2	$3
Change in fair value, net of tax	(9)	6
Reclassification into earnings, net of tax	2	(2)
Net unrealized (losses) gains on cash flow hedges, net of taxes, end of period	$(5)	$7

Net Investment Hedge
Net unrealized (losses) gains on net investment hedge, net of taxes, beginning of period	$(8)	$—
Change in fair value, net of tax	24	—
Reclassification into earnings, net of tax	—	—
Net unrealized gains (losses) on net investment hedges, net of taxes, end of period	$16	$—

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
The components of net periodic benefit cost for our retirement plans and postretirement plans for the three months ended March 31 are as follows:

(in millions)	2020	2019
Service cost	$1	$1
Interest cost	13	19
Expected return on assets	(26)	(31)
Amortization of prior service credit / actuarial loss	4	2
Net periodic benefit cost	(8)	(9)
Settlement charge [1]	—	113
Net benefit cost	$(8)	$104

1 The Company purchased a group annuity contract under which an insurance company assumed a portion of the Company's obligation to pay pension benefits to the plan's beneficiaries. The purchase of this group annuity contract was funded by pension plan assets. The non-cash pretax settlement charge reflects the accelerated recognition of a portion of unamortized actuarial losses in the plan.
Net periodic benefit cost related to our postretirement plans reflected in the table above was not material for the three months ended March 31, 2020 and 2019, respectively.

As discussed in our Form 10-K, we changed certain discount rate assumptions for our retirement and postretirement plans and our expected return on assets assumption for our retirement plans which became effective on January 1, 2020. The effect of the assumption changes on retirement and postretirement expense for the three months ended March 31, 2020 did not have a material impact to our financial position, results of operations or cash flows.

In the first three months of 2020, we contributed $3 million to our retirement plans and expect to make additional required contributions of approximately $8 million to our retirement plans during the remainder of the year. We may elect to make additional non-required contributions depending on investment performance or any potential deterioration of our pension plan status in the remaining nine months of 2020.

Financial information shown above is based on market conditions as of December 31, 2019. Significant changes in interest rates, asset values and economic conditions have occurred since then, which could affect the information shown herein, although as of March 31, 2020, market conditions at that time had minimal effect on the funded status of the pension plans due to the plans’ investment policy (primarily fixed income investments intended to track movements in the bonds used to determine the discount rate). Effects of the 2019 novel coronavirus ("COVID-19") on the financial markets, regulations, and plan experience are uncertain and still evolving. The short-term and long-term effects of COVID-19 may have significant effects on future measurements.

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

For the three months ended March 31, 2020 and 2019, total stock-based compensation expense related to restricted stock and unit awards was $11 million and $12 million, respectively. Total unrecognized compensation expense related to unvested restricted stock and unit awards as of March 31, 2020 was $72 million, which is expected to be recognized over a weighted average period of 1.8 years.

8. Equity

Stock Repurchases

On January 29, 2020, the Board of Directors approved a share repurchase program authorizing the purchase of 30 million shares (the "2020 Repurchase Program"), which was approximately 12% of the total shares of our outstanding common stock at that time. On December 4, 2013, the Board of Directors approved a share repurchase program authorizing the purchase of 50 million shares (the "2013 Repurchase Program"), which was approximately 18% of the total shares of our outstanding common stock at that time.
Our purchased shares may be used for general corporate purposes, including the issuance of shares for stock compensation plans and to offset the dilutive effect of the exercise of employee stock options. As of March 31, 2020, 30 million shares remained available under the 2020 Repurchase Program and 1.3 million shares remained available under the 2013 repurchase program. Our 2020 Repurchase Program and 2013 Repurchase Program have no expiration date and purchases under these programs may be made from time to time on the open market and in private transactions, depending on market conditions.

We have entered into accelerated share repurchase (“ASR”) agreements with financial institutions to initiate share repurchases of our common stock. Under an ASR agreement, we pay a specified amount to the financial institution and receive an initial delivery of shares. This initial delivery of shares represents the minimum number of shares that we may receive under the agreement. Upon settlement of the ASR agreement, the financial institution delivers additional shares. The total number of shares ultimately delivered, and therefore the average price paid per share, is determined at the end of the applicable purchase period of each ASR agreement based on the volume weighted-average share price, less a discount. We account for our ASR agreements as two transactions: a stock purchase transaction and a forward stock purchase contract. The shares delivered under the ASR agreements resulted in a reduction of outstanding shares used to determine our weighted average common shares outstanding for purposes of calculating basic and diluted earnings per share. The repurchased shares are held in Treasury. The forward stock purchase contracts were classified as equity instruments. The ASR agreements were executed under our 2013 Repurchase Program, approved on December 4, 2013.

The terms of each ASR agreement entered for the three months ended March 31, 2020 and 2019, structured as outlined above, are as follows:

(in millions, except average price)
ASR Agreement Initiation Date	ASR Agreement Completion Date	Initial Shares Delivered	Additional Shares Delivered	Total Number of Shares Purchased	Average Price Paid Per Share	Total Cash Utilized
February 11, 2020 [1]		1.3	0.2	1.5	$—	$500
February 11, 2020 [2]		1.4	—	1.4	$—	$500
February 11, 2019 [3]	July 31, 2019	2.2	0.1	2.3	$214.65	$500

1 The ASR agreement was structured as a capped ASR agreement in which we paid $500 million and received an initial delivery of 1.3 million shares and an additional amount of 0.2 million during the month of February, representing a minimum number of shares of our common stock to be repurchased based on a calculation using a specified capped price per share.
2 The ASR agreement was structured as an uncapped ASR agreement in which we paid $500 million and received an initial delivery of 1.4 million shares, representing 85% of the $500 million at a price equal to the then market price of the Company.
3 The ASR agreement was structured as an uncapped ASR agreement in which we paid $500 million and received an initial delivery of 2.2 million shares, representing 85% of the $500 million at a price equal to the then market price of the Company. We completed the ASR agreement on July 31, 2019 and received an additional 0.1 million shares.

Additionally, we purchased shares of our common stock in the open market for the three months ended March 31 as follows:

(in millions, except average price)
	Total number of shares purchased	Average price paid per share	Total cash utilized
March 31, 2020	0.5	$291.99	150
March 31, 2019	0.8	$184.51	144

During the three months ended March 31, 2020, we purchased a total of 3.4 million shares for $1,150 million of cash. During the fourth quarter of 2019, we repurchased shares for $3 million, which settled in the first quarter of 2020, resulting in $1,153 million of cash used to repurchase shares. During the three months ended March 31, 2019, we received 3.4 million shares, including 0.4 million shares received in January of 2019 related to our October 29, 2018 ASR agreement, resulting in $644 million of cash used to repurchase shares.

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

If interests were to be redeemed under this agreement, we would generally be required to purchase the interest at fair value on the date of redemption. This interest is presented on the consolidated balance sheets outside of (deficit) equity under the caption “Redeemable noncontrolling interest” with an initial value based on fair value for the portion attributable to the net assets we acquired, and based on our historical cost for the portion attributable to our S&P Index business. We adjust the redeemable noncontrolling interest each reporting period to its estimated redemption value, but never less than its initial fair value, using both income and market valuation approaches. Our income and market valuation approaches incorporate Level 3 fair value measures for instances when observable inputs are not available. The more significant judgmental assumptions used to estimate the value of the S&P Dow Jones Indices LLC joint venture include an estimated discount rate, a range of assumptions that form the basis of the expected future net cash flows (e.g., the revenue growth rates and operating margins), and a company specific beta. The significant judgmental assumptions used that incorporate market data, including the relative weighting of market observable information and the comparability of that information in our valuation models, are forward-looking and could be affected by future economic and market conditions. Any adjustments to the redemption value will impact retained income.

Noncontrolling interests that do not contain such redemption features are presented in (deficit) equity.

Changes to redeemable noncontrolling interest during the three months ended March 31, 2020 were as follows:

(in millions)
Balance as of December 31, 2019	$2,268
Net income attributable to noncontrolling interest	49
Distributions payable to noncontrolling interest	(38)
Redemption value adjustment	(11)
Balance as of March 31, 2020	$2,268
Accumulated Other Comprehensive Loss

The following table summarizes the changes in the components of accumulated other comprehensive loss for the three months ended March 31, 2020:

(in millions)	Foreign Currency Translation Adjustments		Pension and Postretirement Benefit Plans		Unrealized Gain (Loss) on Foreign Forward Exchange Contracts		Accumulated Other Comprehensive Loss
Balance as of December 31, 2019	$(321)		$(305)		$2		$(624)
Other comprehensive (loss) income before reclassifications	(31)	1	—		(8)		(39)
Reclassifications from accumulated other comprehensive income (loss) to net earnings	—		2	2	1	3	3
Net other comprehensive (loss) income	(31)		2		(7)		(36)
Balance as of March 31, 2020	$(352)		$(303)		$(5)		$(660)
1Includes an unrealized gain related to the cross currency swap entered into in December 2019. See note 5 – Derivative Instruments for additional detail of items recognized in accumulated other comprehensive loss.
2Reflects amortization of net actuarial losses and is net of a tax benefit of $1 million for the three months ended March 31, 2020. See Note 6 — Employee Benefits for additional details of items reclassed from accumulated other comprehensive loss to net earnings.
3See Note 5 — Derivative Instruments for additional details of items reclassified from accumulated other comprehensive loss to net earnings.

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

The calculation of basic and diluted EPS for the three months ended March 31 is as follows:

(in millions, except per share amounts)	2020	2019
Amounts attributable to S&P Global Inc. common shareholders:
Net income	$639	$410

Basic weighted-average number of common shares outstanding	242.1	246.7
Effect of stock options and other dilutive securities	1.2	1.6
Diluted weighted-average number of common shares outstanding	243.3	248.3

Earnings per share attributable to S&P Global Inc. common shareholders:
Net income:
Basic	$2.64	$1.66
Diluted	$2.62	$1.65

We have certain stock options and restricted performance shares that are potentially excluded from the computation of diluted EPS. The effect of the potential exercise of stock options is excluded when the average market price of our common stock is lower than the exercise price of the related option during the period or when a net loss exists because the effect would have been antidilutive. Additionally, restricted performance shares are excluded because the necessary vesting conditions had not been met or when a net loss exists. For the three months ended March 31, 2020 and 2019, there were no stock options excluded. Restricted performance shares outstanding of 0.4 million as of March 31, 2020 and 2019 were excluded.

10. Restructuring

We continuously evaluate our cost structure to identify cost savings associated with streamlining our management structure. Our 2020 and 2019 restructuring plan consisted of a company-wide workforce reduction of approximately 70 and 300 positions, respectively, and are further detailed below. The charges for the restructuring plans are classified as selling and general expenses within the consolidated statements of income and the reserves are included in other current liabilities in the consolidated balance sheets.

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

The initial restructuring charge recorded and the ending reserve balance as of March 31, 2020 by segment is as follows:

	2020 Restructuring Plan		2019 Restructuring Plan
(in millions)	Initial Charge Recorded	Ending Reserve Balance	Initial Charge Recorded	Ending Reserve Balance
Ratings	$—	$—	$11	$4
Market Intelligence	2	1	6	4
Platts	—	—	1	—
Corporate	7	6	7	3
Total	$9	$7	$25	$11

We recorded a pre-tax restructuring charge of $9 million primarily related to employee severance charges for the 2020 restructuring plan during the three months ended March 31, 2020 and have reduced the reserve by $2 million. The ending reserve balance for the 2019 restructuring plan was $18 million as of December 31, 2019. For the three months ended March 31, 2020, we have reduced the reserve for the 2019 restructuring plan by $7 million. The reductions primarily related to cash payments for employee severance charges.

11. Segment and Related Information

We have four reportable segments: Ratings, Market Intelligence, Platts and Indices. Our Chief Executive Officer is our chief operating decision-maker and evaluates performance of our segments and allocates resources based primarily on operating profit. Segment operating profit does not include Corporate Unallocated, other expense, net, or interest expense, net, as these are amounts that do not affect the operating results of our reportable segments.

In the first quarter of 2020, we changed our allocation methodology for allocating our centrally managed technology-related expenses to our reportable segments to more accurately reflect each segment's respective usage. Prior-year amounts have been reclassified to conform with current presentation.

A summary of operating results for the three months ended March 31 is as follows:

Revenue
(in millions)	2020	2019
Ratings	$825	$696
Market Intelligence	519	482
Platts	215	207
Indices	259	217
Intersegment elimination [1]	(32)	(31)
Total revenue	$1,786	$1,571

Operating Profit
(in millions)	2020	2019
Ratings [2]	$520	$368
Market Intelligence [3]	147	134
Platts [4]	112	99
Indices [5]	182	150
Total reportable segments	961	751
Corporate Unallocated Expense[6]	(49)	(46)
Total operating profit	$912	$705

1Revenue for Ratings and expenses for Market Intelligence include an intersegment royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings.
2 Operating profit for 2019 includes amortization of intangibles from acquisitions of $1 million.
3 Operating profit for 2020 includes a gain on disposition of $7 million and employee severance charges of $2 million. Additionally, operating profit for 2020 and 2019 includes amortization of intangibles from acquisitions of $19 million and $18 million, respectively.
4 Operating profit for 2020 and 2019 includes amortization of intangibles from acquisitions of $2 million and $3 million, respectively.
5 Operating profit for both 2020 and 2019 include amortization of intangibles from acquisitions of $1 million.
6 Operating profit for 2020 includes employee severance charges of $7 million and Kensho retention related expense of $5 million. 2019 includes Kensho retention related expense of $7 million. Operating profit for 2020 and 2019 also includes and amortization of intangibles from acquisitions of $7 million and $8 million, respectively.

The following table presents our revenue disaggregated by revenue type for the three months ended March 31:

(in millions)	Ratings	Market Intelligence	Platts	Indices	Intersegment Elimination [1]	Total

	2020
Subscription	$—	$505	$197	$46	$—	$748
Non-subscription / Transaction	432	13	1	—	—	446
Non-transaction	393	—	—	—	(32)	361
Asset-linked fees	—	1	—	159	—	160
Sales usage-based royalties	—	—	17	54	—	71
Total revenue	$825	$519	$215	$259	$(32)	$1,786

Timing of revenue recognition
Services transferred at a point in time	$432	$13	$1	$—	$—	$446
Services transferred over time	393	506	214	259	(32)	1,340
Total revenue	$825	$519	$215	$259	$(32)	$1,786

(in millions)	Ratings	Market Intelligence	Platts	Indices	Intersegment Elimination [1]	Total

	2019 [2]
Subscription	$—	$467	$191	$40	$—	$698
Non-subscription / Transaction	324	10	2	—	—	336
Non-transaction	372	—	—	—	(31)	341
Asset-linked fees	—	5	—	143	—	148
Sales usage-based royalties	—	—	14	34	—	48
Total revenue	$696	$482	$207	$217	$(31)	$1,571

Timing of revenue recognition
Services transferred at a point in time	$324	$10	$2	$—	$—	$336
Services transferred over time	372	472	205	217	(31)	1,235
Total revenue	$696	$482	$207	$217	$(31)	$1,571
1 Intersegment eliminations primarily consists of a royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings.
2 In the third quarter of 2019, we reevaluated our transaction and non-transaction presentation which resulted in a reclassification from transaction revenue to non-transaction revenue of $7 million for the first quarter of 2019.

The following provides revenue by geographic region for the three months ended March 31:

(in millions)	2020	2019
U.S.	$1,108	$943
European region	405	373
Asia	184	169
Rest of the world	89	86
Total	$1,786	$1,571

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
The following table provides information on the location and amounts of our leases on our consolidated balance sheets as of March 31, 2020 and December 31, 2019:

(in millions)		March 31,	December 31,
Balance Sheet Location		2020	2019
Assets
Right of use assets	Lease right-of-use assets	$652	$676
Liabilities
Other current liabilities	Current lease liabilities	104	112
Lease liabilities — non-current	Noncurrent lease liabilities	603	620

The components of lease expense for the three months ended March 31 are as follows:

(in millions)	2020	2019
Operating lease cost	$36	$37
Sublease income	(4)	(4)
Total lease cost	$32	$33

Supplemental information related to leases for the three months ended March 31 are as follows:

(in millions)	2020	2019
Cash paid for amounts included in the measurement for operating lease liabilities
Operating cash flows from operating leases	$39	$35

Right-of-use assets obtained in exchange for lease obligations
Operating leases	6	715

Weighted-average remaining lease term and discount rate for our operating leases are as follows:

	March 31,	December 31,
	2020	2019
Weighted-average remaining lease term (years)	8.9	9.0
Weighted-average discount rate	3.85%	3.93%

Maturities of lease liabilities for our operating leases are as follows:

(in millions)
2020 (Excluding the three months ended March 31, 2020)	$100
2021	120
2022	105
2023	87
2024	66
2025 and beyond	357
Total undiscounted lease payments	$835
Less: Imputed interest	128
Present value of lease liabilities	$707

Related Party Agreements

In June of 2012, we entered into a license agreement (the "License Agreement") with the holder of S&P Dow Jones Indices LLC noncontrolling interest, CME Group, replacing the 2005 license agreement between Indices and CME Group. Under the terms of the License Agreement, S&P Dow Jones Indices LLC receives a share of the profits from the trading and clearing of CME Group's equity index products. During the three months ended March 31, 2020 and 2019, S&P Dow Jones Indices LLC earned $47 million and $29 million, respectively, of revenue under the terms of the License Agreement. The entire amount of this revenue is included in our consolidated statement of income and the portion related to the 27% noncontrolling interest is removed in net income attributable to noncontrolling interests.

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

13. Recently Issued or Adopted Accounting Standards

In January of 2020, the Financial Accounting Standards Board ("FASB") issued a guidance intended to clarify the interaction of the accounting for equity securities under ASC 321, investments accounted for under the equity method of accounting under ASC 323, and the accounting for certain forward contracts and purchased options accounted for under ASC 815. This guidance could change how the Company accounts for an equity security under the measurement alternative. The guidance is effective for reporting periods beginning after December 15, 2020; however early adoption is permitted. We are currently evaluating the impact of the adoption of this guidance on our consolidated financial statements.

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

In November of 2018, the FASB issued guidance that provides clarification on whether certain transactions between collaborative arrangement participants should be accounted for as revenue under Accounting Standards Codification ("ASC") 606. The guidance was effective on January 1, 2020, and the adoption of this guidance did not have a significant impact on our consolidated financial statements.

In August of 2018, the FASB issued guidance to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The guidance was effective on January 1, 2020, and the adoption of this guidance did not have a significant impact on our consolidated financial statements.

In January of 2017, the FASB issued guidance that simplifies the subsequent measurement of goodwill and eliminates Step 2 from the goodwill impairment test. Under the new guidance, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The guidance was effective on January 1, 2020, and the adoption of this guidance did not have a significant impact on our consolidated financial statements.

In June of 2016, the FASB issued guidance amending the measurement of credit losses on certain financial instruments by requiring the use of an expected loss methodology, which will result in more timely recognition of credit losses. We adopted this guidance on January 1, 2020. The adoption of this guidance impacted our process for assessing the adequacy of our allowance for doubtful accounts on accounts receivable and contract assets by incorporating data points that provide indicators of future economic conditions including forecasted industry default rates and industry index benchmarks in concert with our historical process contemplating experienced receivable write off rates from past events and current economic conditions. The adoption of this guidance did not have a significant impact on our consolidated financial statements. During the three months ended March 31, 2020, we incorporated the forecasted impact of future economic conditions into our allowance for doubtful accounts measurement process including the expected adverse impact of COVID-19 on the global economy.

14. Condensed Consolidating Financial Statements

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

	Statement of Income
	Three Months Ended March 31, 2020
	(Unaudited)
(in millions)	S&P Global Inc.	Standard & Poor's Financial Services LLC	Non-Guarantor Subsidiaries	Eliminations	S&P Global Inc. Consolidated
Revenue	$212	$525	$1,088	$(39)	$1,786
Expenses:
Operating-related expenses	31	117	412	(39)	521
Selling and general expenses	74	27	210	—	311
Depreciation	11	2	7	—	20
Amortization of intangibles	—	—	29	—	29
Total expenses	116	146	658	(39)	881
Gain on dispositions	—	—	(7)	—	(7)
Operating profit	96	379	437	—	912
Other (income) expense, net	(5)	—	6	—	1
Interest expense (income), net	37	—	(3)	—	34
Non-operating intercompany transactions	103	(13)	(564)	474	—
Income before taxes on income	(39)	392	998	(474)	877
Provision for taxes on income	16	91	81	—	188
Equity in net income of subsidiaries	1,168	—	—	(1,168)	—
Net income	$1,113	$301	$917	$(1,642)	$689
Less: net income attributable to noncontrolling interests	—	—	—	(50)	(50)
Net income attributable to S&P Global Inc.	$1,113	$301	$917	$(1,692)	$639
Comprehensive income	$1,146	$301	$847	$(1,641)	$653

	Statement of Income
	Three Months Ended March 31, 2019
	(Unaudited)
(in millions)	S&P Global Inc.	Standard & Poor's Financial Services LLC	Non-Guarantor Subsidiaries	Eliminations	S&P Global Inc. Consolidated
Revenue	$202	$436	$971	$(38)	$1,571
Expenses:
Operating-related expenses	67	117	327	(38)	473
Selling and general expenses	(4)	81	264	—	341
Depreciation	11	2	7	—	20
Amortization of intangibles	—	—	32	—	32
Total expenses	74	200	630	(38)	866
Operating profit	128	236	341	—	705
Other expense (income), net	107	—	(4)	—	103
Interest expense (income), net	38	—	(2)	—	36
Non-operating intercompany transactions	96	(16)	(103)	23	—
Income before taxes on income	(113)	252	450	(23)	566
(Benefit) provision for taxes on income	(40)	70	83	—	113
Equity in net income of subsidiaries	506	—	—	(506)	—
Net income	$433	$182	$367	$(529)	$453
Less: net income attributable to noncontrolling interests	—	—	—	(43)	(43)
Net income attributable to S&P Global Inc.	$433	$182	$367	$(572)	$410
Comprehensive income	$515	$182	$395	$(530)	$562

	Balance Sheet
	March 31, 2020
	(Unaudited)
(in millions)	S&P Global Inc.	Standard & Poor's Financial Services LLC	Non-Guarantor Subsidiaries	Eliminations	S&P Global Inc. Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$659	$—	$1,273	$—	$1,932
Restricted cash	—	—	20	—	20
Accounts receivable, net of allowance for doubtful accounts	235	232	1,037	—	1,504
Intercompany receivable	716	2,831	4,304	(7,851)	—
Prepaid and other current assets	84	3	152	—	239
Total current assets	1,694	3,066	6,786	(7,851)	3,695
Property and equipment, net of accumulated depreciation	197	—	112	—	309
Right of use assets	388	2	262	—	652
Goodwill	283	—	3,413	7	3,703
Other intangible assets, net	—	—	1,439	—	1,439
Investments in subsidiaries	11,985	5	8,075	(20,065)	—
Intercompany loans receivable	17	—	1,511	(1,528)	—
Other non-current assets	305	35	326	(1)	665
Total assets	$14,869	$3,108	$21,924	$(29,438)	$10,463
LIABILITIES AND (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$86	$10	$107	$—	$203
Intercompany payable	6,484	92	1,275	(7,851)	—
Accrued compensation and contributions to retirement plans	102	10	110	—	222
Income taxes currently payable	99	—	61	—	160
Unearned revenue	314	250	1,333	—	1,897
Other current liabilities	214	14	273	—	501
Total current liabilities	7,299	376	3,159	(7,851)	2,983
Long-term debt	3,949	—	—	—	3,949
Lease liabilities — non-current	373	1	229	—	603
Intercompany loans payable	—	—	1,528	(1,528)	—
Pension and other postretirement benefits	176	—	82	—	258
Other non-current liabilities	154	74	368	—	596
Total liabilities	11,951	451	5,366	(9,379)	8,389
Redeemable noncontrolling interest	—	—	—	2,268	2,268
Equity:
Common stock	294	—	2,375	(2,375)	294
Additional paid-in capital	(46)	633	9,374	(9,207)	754
Retained income	16,139	2,024	5,377	(10,849)	12,691
Accumulated other comprehensive loss	(142)	—	(567)	49	(660)
Less: common stock in treasury	(13,327)	—	(2)	—	(13,329)
Total (deficit) equity - controlling interests	2,918	2,657	16,557	(22,382)	(250)
Total equity - noncontrolling interests	—	—	1	55	56
Total (deficit) equity	2,918	2,657	16,558	(22,327)	(194)
Total liabilities and (deficit) equity	$14,869	$3,108	$21,924	$(29,438)	$10,463

	Balance Sheet
	December 31, 2019
(in millions)	S&P Global Inc.	Standard & Poor's Financial Services LLC	Non-Guarantor Subsidiaries	Eliminations	S&P Global Inc. Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$1,130	$—	$1,736	$—	$2,866
Restricted cash	—	—	20	—	20
Accounts receivable, net of allowance for doubtful accounts	229	148	1,200	—	1,577
Intercompany receivable	675	2,855	3,983	(7,513)	—
Prepaid and other current assets	102	2	145	—	249
Total current assets	2,136	3,005	7,084	(7,513)	4,712
Property and equipment, net of accumulated depreciation	204	—	116	—	320
Right of use assets	402	1	273	—	676
Goodwill	283	—	3,283	9	3,575
Other intangible assets, net	—	—	1,424	—	1,424
Investments in subsidiaries	12,134	6	8,088	(20,228)	—
Intercompany loans receivable	17	—	1,229	(1,246)	—
Other non-current assets	281	37	324	(1)	641
Total assets	$15,457	$3,049	$21,821	$(28,979)	$11,348
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$80	$11	$99	$—	$190
Intercompany payable	6,288	27	1,198	(7,513)	—
Accrued compensation and contributions to retirement plans	148	61	237	—	446
Income taxes currently payable	7	—	61	—	68
Unearned revenue	297	243	1,388	—	1,928
Other current liabilities	187	18	256	—	461
Total current liabilities	7,007	360	3,239	(7,513)	3,093
Long-term debt	3,948	—	—	—	3,948
Lease liabilities — non-current	383	1	236	—	620
Intercompany loans payable	—	—	1,246	(1,246)	—
Pension and other postretirement benefits	178	—	81	—	259
Other non-current liabilities	171	81	373	(1)	624
Total liabilities	11,687	442	5,175	(8,760)	8,544
Redeemable noncontrolling interest	—	—	—	2,268	2,268
Equity:
Common stock	294	—	2,377	(2,377)	294
Additional paid-in capital	112	632	9,362	(9,203)	903
Retained income	15,836	1,975	5,404	(11,010)	12,205
Accumulated other comprehensive loss	(175)	—	(497)	48	(624)
Less: common stock in treasury	(12,297)	—	(2)	—	(12,299)
Total equity - controlling interests	3,770	2,607	16,644	(22,542)	479
Total equity - noncontrolling interests	—	—	2	55	57
Total equity	3,770	2,607	16,646	(22,487)	536
Total liabilities and equity	$15,457	$3,049	$21,821	$(28,979)	$11,348

	Statement of Cash Flows
	Three Months Ended March 31, 2020
	(Unaudited)
(in millions)	S&P Global Inc.	Standard & Poor's Financial Services LLC	Non-Guarantor Subsidiaries	Eliminations	S&P Global Inc. Consolidated
Operating Activities:
Net income	$1,113	$301	$917	$(1,642)	$689
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	11	2	7	—	20
Amortization of intangibles	—	—	29	—	29
Provision for losses on accounts receivable	2	3	5	—	10
Deferred income taxes	(5)	—	(1)	—	(6)
Stock-based compensation	4	2	5	—	11
Gain on disposition	—	—	(7)	—	(7)
Other	30	—	(1)	—	29
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(8)	(82)	166	—	76
Prepaid and other current assets	(54)	33	(31)	—	(52)
Accounts payable and accrued expenses	(42)	(64)	(145)	—	(251)
Unearned revenue	18	7	(37)	—	(12)
Other current liabilities	4	21	24	—	49
Net change in prepaid/accrued income taxes	163	(40)	2	—	125
Net change in other assets and liabilities	13	(21)	(22)	—	(30)
Cash provided by operating activities	1,249	162	911	(1,642)	680
Investing Activities:
Capital expenditures	(3)	(1)	(7)	—	(11)
Acquisitions, net of cash acquired	—	—	(183)	—	(183)
Changes in short-term investments	—	—	11	—	11
Cash used for investing activities	(3)	(1)	(179)	—	(183)
Financing Activities:
Dividends paid to shareholders	(161)	—	—	—	(161)
Distributions to noncontrolling interest holders, net	—	—	(51)	—	(51)
Repurchase of treasury shares	(1,153)	—	—	—	(1,153)
Exercise of stock options	5	—	3	—	8
Employee withholding tax on share-based payments	(44)	—	—	—	(44)
Intercompany financing activities	(359)	(161)	(1,122)	1,642	—
Cash used for financing activities	(1,712)	(161)	(1,170)	1,642	(1,401)
Effect of exchange rate changes on cash	(5)	—	(25)	—	(30)
Net change in cash, cash equivalents, and restricted cash	(471)	—	(463)	—	(934)
Cash, cash equivalents, and restricted cash at beginning of period	1,130	—	1,756	—	2,886
Cash, cash equivalents, and restricted cash at end of period	$659	$—	$1,293	$—	$1,952

	Statement of Cash Flows
	Three Months Ended March 31, 2019
	(Unaudited)
(in millions)	S&P Global Inc.	Standard & Poor's Financial Services LLC	Non-Guarantor Subsidiaries	Eliminations	S&P Global Inc. Consolidated
Operating Activities:
Net income	$433	$182	$367	$(529)	$453
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	11	2	7	—	20
Amortization of intangibles	—	—	32	—	32
Provision for losses on accounts receivable	2	2	3	—	7
Deferred income taxes	21	—	7		28
Stock-based compensation	2	1	9	—	12
Pension settlement charge, net of taxes	85	—	—	—	85
Other	—	—	8	—	8
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(80)	(101)	94	—	(87)
Prepaid and other current assets	(9)	(2)	(23)	—	(34)
Accounts payable and accrued expenses	(45)	(18)	(98)	—	(161)
Unearned revenue	9	23	(35)	—	(3)
Accrued legal settlements	—	(1)	—	—	(1)
Other current liabilities	(54)	(1)	(4)	—	(59)
Net change in prepaid/accrued income taxes	51	—	6	—	57
Net change in other assets and liabilities	(19)	(5)	(40)	—	(64)
Cash provided by operating activities	407	82	333	(529)	293
Investing Activities:
Capital expenditures	(8)	(4)	(8)	—	(20)
Acquisitions, net of cash acquired	—	—	(1)	—	(1)
Cash used for investing activities	(8)	(4)	(9)	—	(21)
Financing Activities:
Dividends paid to shareholders	(141)	—	—	—	(141)
Distributions to noncontrolling interest holders, net	—	—	(18)	—	(18)
Repurchase of treasury shares	(644)	—	—	—	(644)
Exercise of stock options	23	—	—	—	23
Employee withholding tax on share-based payments	(49)	—	—	—	(49)
Intercompany financing activities	(130)	(78)	(321)	529	—
Cash used for financing activities	(941)	(78)	(339)	529	(829)
Effect of exchange rate changes on cash	(6)	—	41	—	35
Net change in cash, cash equivalents, and restricted cash	(548)	—	26	—	(522)
Cash, cash equivalents, and restricted cash at beginning of period	694	—	1,264	—	1,958
Cash, cash equivalents, and restricted cash at end of period	$146	$—	$1,290	$—	$1,436

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

The following Management's Discussion and Analysis (“MD&A”) provides a narrative of the results of operations and financial condition of S&P Global Inc. (together with its consolidated subsidiaries, "S&P Global," the “Company,” “we,” “us” or “our”) for the three months ended March 31, 2020. The MD&A should be read in conjunction with the consolidated financial statements, accompanying notes and MD&A included in our Form 10-K for the year ended December 31, 2019 (our “Form 10-K”), which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The MD&A includes the following sections:
•Overview
•Results of Operations — Comparing the Three Months Ended March 31, 2020 and 2019
•Liquidity and Capital Resources
•Reconciliation of Non-GAAP Financial Information
•Critical Accounting Estimates
•Recently Issued or Adopted Accounting Standards
•Forward-Looking Statements

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
•Ratings is an independent provider of credit ratings, research, and analytics, offering investors and other market participants information, ratings and benchmarks.
•Market Intelligence is a global provider of multi-asset-class data, research and analytical capabilities, which integrate cross-asset analytics and desktop services.
•Platts is the leading independent provider of information and benchmark prices for the commodity and energy markets.
•Indices is a global index provider maintaining a wide variety of valuation and index benchmarks for investment advisors, wealth managers and institutional investors.
Key results for the three months ended March 31 are as follows:

(in millions, except per share amounts)	2020	2019	% Change [1]
Revenue	$1,786	$1,571	14%
Operating profit [2]	$912	$705	29%
Operating margin %	51%	45%
Diluted earnings per share from net income	$2.62	$1.65	59%
1  % changes in the tables throughout the MD&A are calculated off of the actual number, not the rounded number presented.
2 2020 includes employee severance charges of $9 million, a gain on disposition of $7 million and Kensho retention related expense of $5 million. 2019 includes Kensho retention related expense of $7 million. 2020 and 2019 include amortization of intangibles from acquisitions of $29 million and $32 million, respectively.

Revenue increased 14% driven by increases at all of our reportable segments. Revenue growth at Ratings was mainly driven by an increase in transaction revenue due to higher corporate bond ratings revenue, primarily driven by higher corporate bond issuance in the U.S., and higher bank loan ratings revenue. Revenue growth at Indices was due to higher exchange-traded derivatives trading volumes and higher average levels of assets under management ("AUM") for ETFs and mutual funds. Revenue growth at Market Intelligence was driven by annualized contract value growth in Market Intelligence Desktop products, Credit Risk Solutions and Data Management Solutions. The revenue increase at Platts was primarily due to continued

demand for market data and price assessment products. Foreign exchange rates had an unfavorable impact of less than 1 percentage point.

Operating profit increased 29%, with a favorable impact from foreign exchange rates of 2 percentage points. Excluding the favorable impact of a gain on disposition of 6 percentage points and lower amortization of intangibles in 2020 of 2 percentage points, partially offset by higher employee severance charges in 2020 of 7 percentage points, operating profit increased 28%. The increase was primarily due to revenue growth at all of our reportable segments combined with a reduction in expenses at Ratings driven by the favorable impact of foreign exchange rates, lower professional fees from increased leverage from the Global Technology Center and a decrease in travel and entertainment expenses from non-essential travel restrictions in response to the 2019 novel coronavirus ("COVID-19"). These increases were partially offset by higher compensation costs driven by annual merit increases and additional headcount.

We are closely monitoring the impact of the outbreak of COVID-19 on all aspects of our business. While COVID-19 did not have a material adverse effect on our reported results for our first quarter, we are unable to predict the ultimate impact that it may have on our business, future results of operations, financial position or cash flows. While we have modeled the financial implications of three, six, and nine month recovery scenarios, factoring in data points from both internal and external economists and a range of observable market sources and incorporated the impact into our 2020 guidance expectations, the extent to which our results of operations may be impacted by the COVID-19 pandemic will depend largely on future developments, which are uncertain and cannot be accurately predicted.

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

Finance

•Meeting or exceeding revenue growth and EBITA margin targets and delivering on commitments to return capital to shareholders;

•Funding organic opportunities with continued productivity gains;

•Pursuing a disciplined acquisition, investment and partnership strategy to support our strategic initiatives; and

•Better serving our customers, employees, and the communities in which we operate through our commitment to corporate responsibility and sustainability.

Customer

•Continuing to drive excellence through our core business offerings;

•Delivering ESG, Small and Medium-sized Enterprise data and Marketplace solutions to market on schedule and with strong commercial traction;

•Modernizing and enhancing the delivery of our products across multiple channels (e.g., S&P Global Platform, MI Smart move, feeds, application programming interfaces);

•Providing a superior customer experience through the collective efforts of our divisions and functions; and

•Accelerating growth in non-U.S. markets with a particular focus on progressing our businesses in China.

Operations

•Modernizing our workplace to improve end-user productivity and experience, enabling our employees to innovate and better serve our customers;

•Standardizing and simplifying our technology to best support and enable our divisions;

•Reducing our Cyber Security risk while augmenting process maturity and producing outcomes commensurate with our risk appetite;

•Maintaining our strong commitment to quality, utilizing shared data processes and capabilities; and

•Continuing to advance a strong Risk, Internal Control, and Compliance environment.

People

•Creating an inclusive performance-driven culture that drives employee engagement and aligns with our purpose of accelerating progress in the world;

•Promoting career mobility and attracting and retaining the best people; and

•Improving diversity in overall representation through talent acquisition, advancement and retention.

There can be no assurance that we will achieve success in implementing any one or more of these strategies as a variety of factors could unfavorably impact operating results, including prolonged difficulties in the global credit markets and a change in the regulatory environment affecting our businesses. See Item 1A, Risk Factors in this Form 10-Q and our most recently filed Annual Report on Form 10-K.

RESULTS OF OPERATIONS — COMPARING THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

Consolidated Review

(in millions)	2020	2019	% Change
Revenue	$1,786	$1,571	14%
Total Expenses:
Operating-related expenses	521	473	10%
Selling and general expenses	311	341	(9)%
Depreciation and amortization	49	52	(4)%
Total expenses	881	866	2%
Gain on disposition	(7)	—	N/M
Operating profit	912	705	29%
Other expense, net	1	103	(99)%
Interest expense, net	34	36	(6)%
Provision for taxes on income	188	113	67%
Net income	689	453	52%
Less: net income attributable to noncontrolling interests	(50)	(43)	(16)%
Net income attributable to S&P Global Inc.	639	410	56%

Revenue

The following table provides consolidated revenue information for the three months ended March 31:

(in millions)	2020	2019	% Change
Revenue	$1,786	$1,571	14%

Subscription revenue	$748	$698	7%
Non-subscription / transaction revenue	446	336	33%
Non-transaction revenue	361	341	6%
Asset-linked fees	160	148	8%
Sales usage-based royalties	71	48	47%

% of total revenue:
Subscription revenue	42%	45%
Non-subscription / transaction revenue	25%	21%
Non-transaction revenue	20%	22%
Asset-linked fees	9%	9%
Sales usage-based royalties	4%	3%

U.S. revenue	$1,108	$943	18%
International revenue:
European region	405	373	9%
Asia	184	169	8%
Rest of the world	89	86	4%
Total international revenue	$678	$628	8%
% of total revenue:
U.S. revenue	62%	60%
International revenue	38%	40%

Subscription revenue increased primarily from growth in Market Intelligence's average contract values and continued demand for Platts proprietary content. Higher data subscription revenue at Indices also contributed to subscription revenue growth. Non-transaction revenue increased primarily due to higher surveillance revenue as well as higher Ratings Evaluation Service activity. Non-subscription / transaction revenue increased due to an increase in corporate bond ratings revenue, primarily driven by higher corporate bond issuance in the U.S., and higher bank loan ratings revenue at Ratings. Asset linked fees increased due to the impact of higher levels of assets under management for ETFs and mutual funds at Indices. The increase in sales-usage based royalties was primarily driven by higher exchange-traded derivative volumes at Indices. See “Segment Review” below for further information.

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

Total Expenses

The following tables provide an analysis by segment of our operating-related expenses and selling and general expenses for the three months ended March 31:

(in millions)	2020		2019		% Change
	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses
Ratings	$222	$75	$229	$96	(3)%	(22)%
Market Intelligence [1]	227	126	169	144	34%	(12)%
Platts	50	49	56	50	(9)%	(4)%
Indices	44	32	39	27	14%	17%
Intersegment eliminations [2]	(32)	—	(31)	—	(5)%	NM
Total segments	511	282	462	317	11%	(11)%
Corporate Unallocated expense [3]	10	29	11	24	(7)%	22%
Total	$521	$311	$473	$341	10%	(9)%
N/M - not meaningful
1 In 2020, selling and general expenses include employee severance charges of $2 million.

2 Intersegment eliminations primarily relate to a royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings.
3 In 2020, selling and general expenses include employee severance charges of $7 million. In 2020 and 2019, selling and general expenses include Kensho retention related expense of $5 million and $7 million, respectively.

Operating-Related Expenses

Operating-related expenses increased 10% driven by increases at Market Intelligence and Indices. The increase at Market Intelligence was primarily due to higher compensation costs and an increase in intersegment royalties tied to annualized contract value growth. The increase at Indices was due to increased data distribution costs, higher royalties due to increased traction of royalty-based products, and higher compensation costs.

Intersegment eliminations primarily relate to a royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings.

Selling and General Expenses

Selling and general expenses decreased 9%. Excluding the unfavorable impact of higher employee severance charges in 2020 of 2 percentage, selling and general expenses decreased 11%. This decrease was primarily driven by decreases at Ratings and Market Intelligence. The decrease in Ratings was primarily driven by the favorable impact of foreign exchange rates and a decrease in technology costs. Market Intelligence decreased due to a decrease in technology costs.

Depreciation and Amortization

Depreciation and amortization decreased $2 million or 4% due to a decrease in amortization expense primarily related to assets being fully amortized at Platts and a decrease in amortization expense at Kensho.

Gain on Disposition
During the three months ended March 31, 2020, we completed the following disposition that resulted in a pre-tax gain of $7 million, which was included in Gain on disposition in the consolidated statements of income:
•In January of 2020, Market Intelligence entered into a strategic alliance to transition S&P Global Market Intelligence's Investor Relations ("IR") webhosting business to Q4 Inc. ("Q4"). This alliance will integrate Market Intelligence's proprietary data into Q4's portfolio of solutions, enabling further opportunities for commercial collaboration. In connection with transitioning its IR webhosting business to Q4, Market Intelligence made a minority investment in Q4. During the three months ended March 31, 2020, we recorded a pre-tax gain of $7 million ($7 million after-tax) in Gain on disposition in the consolidated statement of income related to the sale of IR.

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
In the first quarter of 2020, we changed our allocation methodology for allocating our centrally managed technology-related expenses to our reportable segments to more accurately reflect each segment's respective usage. Prior-year amounts have been reclassified to conform with current presentation.

The table below reconciles segment operating profit to total operating profit for the three months ended March 31:

(in millions)	2020	2019	% Change
Ratings [1]	$520	$368	41%
Market Intelligence [2]	147	134	10%
Platts [3]	112	99	13%
Indices [4]	182	150	21%
Total segment operating profit	961	751	28%
Corporate Unallocated expense [5]	(49)	(46)	(5)%
Total operating profit	$912	$705	29%

1  2019 include amortization of intangibles from acquisitions of $1 million.
2 2020 includes a gain on the disposition of Investor Relations of $7 million and employee severance charges of $2 million. 2020 and 2019 includes amortization of intangibles from acquisitions of $19 million and $18 million, respectively.
3 2020 and 2019 include amortization of intangibles from acquisitions of $2 million and $3 million, respectively.
4 2020 and 2019 include amortization of intangibles from acquisitions of $1 million.
5 2020 includes employee severance charges of $7 million, Kensho retention related expense of $5 million and amortization of intangibles from acquisitions of $7 million. 2019 includes Kensho retention related expense of $7 million and amortization of intangibles from acquisitions of $8 million.

Segment Operating Profit — Increased 28% as compared to 2019. Excluding the favorable impact of a gain on dispositions in 2020 of 2 percentage points, operating profit increased 26%. The increase was primarily due to an increase in revenue at all of our reportable segments combined with a reduction in expenses at Ratings. These increases were partially offset by higher compensation costs driven by annual merit increases and additional headcount. See “Segment Review” below for further information.

Corporate Unallocated Expense— Corporate Unallocated expense includes costs for corporate functions, select initiatives, unoccupied office space and Kensho, included in selling and general expenses. Corporate Unallocated expense increased 5% compared to 2019. Excluding the impact of higher employee severance charges in 2020 of 18 percentage points, partially offset by lower Kensho retention related expense in 2020 of 4 percentage points and lower deal-related amortization in 2020 of 4 percentage points, Corporate Unallocated expense decreased 5% driven by lower rental expense from a reduction in the Company's real estate footprint.

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

Other Expense, net

Other expense, net primarily includes the net periodic benefit cost for our retirement and post retirement plans. Other expense, net was $1 million and $103 million for the three months ended March 31, 2020 and 2019, respectively. During the first quarter of 2019, the Company purchased a group annuity contract under which an insurance company assumed the Company’s obligation to pay pension benefits to approximately 4,600 retirees and beneficiaries. This purchase eliminates all future investment or mortality risk associated with these retirees. The purchase of this group annuity contract was funded with pension plan assets. As a result, the Company’s outstanding pension benefit obligation was reduced by approximately $370 million, representing approximately 24% of the total obligations of the Company’s qualified pension plans. In connection with this transaction, the Company recorded a pre-tax settlement charge of $113 million for the three months ended March 31, 2019, reflecting the accelerated recognition of a portion of unamortized actuarial losses in the plan. Excluding this pension settlement charge, other expense, net was $1 million for the three months ended March 31, 2020 compared to other income, net of $10 million for the three months ended March 31, 2019 due to a higher loss on investments for the three months ended March 31, 2020.

Interest Expense, net

Net interest expense decreased 6% compared driven by the impact of $3 million of net interest income recognized in 2020 in connection with the cross currency swap entered into in the fourth quarter of 2019.

Provision for Income Taxes

The effective income tax rate was 21.5% and 19.9% for the three months ended March 31, 2020 and March 31, 2019, respectively. The increase in 2020 was primarily due to a decrease in the recognition of excess tax benefits associated with share-based payments in the statement of income.

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

Ratings disaggregates its revenue between transaction and non-transaction. Transaction revenue primarily includes fees associated with:
•ratings related to new issuance of corporate and government debt instruments, as well as structured finance debt instruments;
•bank loan ratings; and
•corporate credit estimates, which are intended, based on an abbreviated analysis, to provide an indication of our opinion regarding creditworthiness of a company which does not currently have a Ratings credit rating.

Non-transaction revenue primarily includes fees for surveillance of a credit rating, annual fees for customer relationship-based pricing programs, fees for entity credit ratings and global research and analytics at CRISIL. Non-transaction revenue also includes an intersegment royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings. Royalty revenue was $31 million and $29 million for the three months ended March 31, 2020 and March 31, 2019, respectively.

The following table provides revenue and segment operating profit information for the three months ended March 31:

(in millions)	2020	2019	% Change
Revenue	$825	$696	19%

Transaction revenue	$432	$324	33%
Non-transaction revenue	$393	$372	6%
% of total revenue:
Transaction revenue [1]	52%	47%
Non-transaction revenue [1]	48%	53%

U.S. revenue	$494	$398	24%
International revenue	$331	$298	11%
% of total revenue:
U.S. revenue	60%	57%
International revenue	40%	43%

Operating profit [2]	$520	$368	41%
Operating margin %	63%	53%
1In the third quarter of 2019, we reevaluated our transaction and non-transaction presentation which resulted in a reclassification from transaction revenue to non-transaction revenue of $7 million for the first quarter of 2019.
2 2019 includes amortization of intangibles from acquisitions of $1 million.

Revenue increased 19% and was favorably impacted by 1 percentage point from the impact of recent acquisitions. The increase in revenue was primarily driven by an increase in transaction revenue. Transaction revenue grew due to an increase in corporate bond ratings revenue primarily driven by higher corporate bond issuance in the U.S. mainly resulting from historically low borrowing costs and higher bank loan ratings revenue due to increased issuance volumes. An increase in both structured finance revenue and public finance revenue due to increased issuance also contributed to transaction revenue growth. Non-transaction revenue increased primarily due to an increase in surveillance revenue and Ratings Evaluation Service activity. Transaction and non-transaction revenue also benefited from improved contract terms across product categories. Foreign exchange rates had an unfavorable impact of less than 1 percentage point. Revenue was favorably impacted by the acquisitions of the ESG Ratings Business from RobecoSAM and Greenwich Associates LLC in January of 2020 and February of 2020, respectively. See Note 2 - Acquisitions and Divestitures to the consolidated financial statements of this Form 10-Q for further discussion.

Operating profit increased 41%, with a 3 percentage point favorable impact from foreign exchange rates driven by transaction gains from U.S. Dollar, Euro, and GBP appreciation. The operating profit increase was primarily due to the increase in revenue discussed above combined with a reduction in expenses. Expenses decreased primarily due to the favorable impact of foreign exchange rates, lower professional fees from increased leverage from the Global Technology Center and a decrease in travel and entertainment expenses from non-essential travel restrictions in response to COVID-19, partially offset by higher compensation costs due to annual merit increases and additional headcount.

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

	First Quarter Compared to Prior Year
Corporate Bond Issuance *	U.S.	Europe	Global
High-yield issuance	9%	20%	10%
Investment-grade issuance	54%	(17)%	13%
Total issuance	47%	(13)%	12%
*  Includes Industrials and Financial Services.

•Corporate issuance was up in in the U.S. driven by increases in both high-yield and investment grade issuance as issuers were taking advantage of historically low borrowing costs. Decreased issuance in Europe was driven by weakness in investment-grade issuance. Both high-yield and investment grade issuance comparisons also benefited from weakness in 2019 issuance volumes.

	First Quarter Compared to Prior Year
Structured Finance Issuance	U.S.	Europe	Global
Asset-backed securities (“ABS”)	(6)%	15%	1%
Structured credit (primarily CLOs)	37%	(36)%	20%
Commercial mortgage-backed securities (“CMBS”)	58%	*	72%
Residential mortgage-backed securities (“RMBS”)	11%	658%	59%
Covered bonds	**	(44)%	(30)%
Total issuance	16%	(20)%	5%
*  Represents no activity in 2020.
** Represents no activity in 2020 and 2019.

•ABS issuance was down in the U.S. primarily in credit card transactions while Europe's increase was primarily in auto transactions.

•CLO refinancing drove U.S. issuance increase while a decrease in new CLO issuance drove the decline in Europe.

•CMBS issuance increased in the U.S. reflecting an increase in conduit transactions.

•RMBS issuance was up in the U.S. and Europe reflecting increased market volume primarily driven by prime jumbo mortgages.

•Covered bond (debt securities backed by mortgages or other high-quality assets that remain on the issuer's balance sheet) issuance in Europe decreased due to a fall in funding requirements and countries impacted by COVID-19.
For a further discussion of competitive and other risks inherent in our Ratings business, see Item 1A, Risk Factors in this Form 10-Q and our most recently filed Annual Report on Form 10-K. For a further discussion of the legal and regulatory environment see Note 12 – Commitments and Contingencies to the consolidated financial statements of this Form 10-Q.

Market Intelligence

Market Intelligence's portfolio of capabilities are designed to help investment professionals, government agencies, corporations and universities track performance, generate alpha, identify investment ideas, understand competitive and industry dynamics, perform valuations and assess credit risk.

In January of 2020, Market Intelligence entered into a strategic alliance to transition S&P Global Market Intelligence's IR webhosting business to Q4. This alliance will integrate Market Intelligence's proprietary data into Q4's portfolio of solutions, enabling further opportunities for commercial collaboration. In connection with transitioning its IR webhosting business to Q4, Market Intelligence made a minority investment in Q4. During the three months ended March 31, 2020, we recorded a pre-tax gain of $7 million ($7 million after-tax) in Gain on disposition in the consolidated statement of income related to the sale of IR.

Market Intelligence includes the following business lines:
•Desktop — a product suite that provides data, analytics and third-party research for global finance professionals, which includes the Market Intelligence Desktop (which are inclusive of the S&P Capital IQ and SNL Desktop products);
•Data Management Solutions — integrated bulk data feeds and application programming interfaces that can be customized, which includes Compustat, GICS, Point In Time Financials and CUSIP; and
•Credit Risk Solutions — commercial arm that sells Ratings' credit ratings and related data, analytics and research, which includes subscription-based offerings, RatingsDirect® and RatingsXpress®, and Credit Analytics.
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
The following table provides revenue and segment operating profit information for the three months ended March 31:

(in millions)	2020	2019	% Change
Revenue	$519	$482	8%

Subscription revenue	$505	$467	8%
Non-subscription revenue	$13	$10	41%
Asset-linked fees	$1	$5	(89)%
% of total revenue:
Subscription revenue	97%	97%
Non-subscription revenue	3%	2%
Asset-linked fees	—%	1%

U.S. revenue	$339	$308	10%
International revenue	$180	$174	3%
% of total revenue:
U.S. revenue	65%	64%
International revenue	35%	36%

Operating profit [1]	$147	$134	10%
Operating margin %	28%	28%
1 2020 includes a gain on disposition of $7 million and employee severance charges of $2 million. 2020 and 2019 includes amortization of intangibles from acquisitions of $19 million and $18 million, respectively.

Revenue increased 8% and was favorably impacted by 1 percentage point from the net impact of the recent acquisition of 451 Research, LLC, offset by the disposition of Standard & Poor's Investment Advisory Services LLC and the IR webhosting business. The increase in revenue was driven by growth in annualized contract values for our Market Intelligence Desktop products, RatingsXpress®, RatingsDirect®, CUSIP and our data feed products within Data Management Solutions. Excluding the impact of the acquisition and dispositions favorably impacting Desktop revenue growth by 1 percentage point, revenue growth at Data Management Solutions, Credit Risk Solutions and Desktop was 10%, 10% and 4%, respectively. Both U.S. revenue and international revenue increased compared to 2019. Foreign exchange rates had an unfavorable impact of less than one percentage point.

Operating profit increased 10%, with a 2 percentage point favorable impact from foreign exchange rates. Excluding the favorable impact of a gain on the disposition of 6 percentage points, partially offset by higher employee severance charges in 2020 of 1 percentage point, operating profit increased 5%. The increase was primarily due to revenue growth, partially offset by higher compensation costs primarily driven by additional headcount and an increase in intersegment royalties tied to annualized contract value growth, partially offset by a decrease in Travel and Entertainment expenses from non-essential travel restrictions in response to COVID-19.

For a further discussion of competitive and other risks inherent in our Market Intelligence business, see Item 1A, Risk Factors in this Form 10-Q and our most recently filed Annual Report on Form 10-K. For a further discussion of the legal and regulatory environment see Note 12 – Commitments and Contingencies to the consolidated financial statements of this Form 10-Q.

Platts

Platts is the leading independent provider of information and benchmark prices for the commodity and energy markets. Platts provides essential price data, analytics, and industry insight enabling the commodity and energy markets to perform with greater transparency and efficiency.

Platts' revenue is generated primarily through the following sources:
•Subscription revenue — primarily from subscriptions to our real-time news, market data and price assessments, along with other information products;
•Sales usage-based royalties — primarily from licensing of our proprietary market price data and price assessments to commodity exchanges; and
•Non-subscription revenue — conference sponsorship, consulting engagements, and events.
The following table provides revenue and segment operating profit information for the three months ended March 31:

(in millions)	2020	2019	% Change
Revenue	$215	$207	4%

Subscription revenue	$197	$191	4%
Sales usage-based royalties	$17	$14	18%
Non-subscription revenue	$1	$2	(30)%
% of total revenue:
Subscription revenue	92%	92%
Sales usage-based royalties	8%	7%
Non-subscription revenue	—%	1%

U.S. revenue	$70	$69	2%
International revenue	$145	$138	5%
% of total revenue:
U.S. revenue	33%	34%
International revenue	67%	66%

Operating profit [1]	$112	$99	13%
Operating margin %	52%	48%
12020 and 2019 includes amortization of intangibles from acquisitions of $2 million and $3 million, respectively.

Revenue increased 4% and was unfavorably impacted by 1 percentage point from the net impact of recent acquisitions of Enerdata and Live Rice Index and the disposition of RigData. Revenue increased primarily due to continued demand for market data and price assessment products driven by both expanded product offerings to our existing customers combined with enhanced contract terms. Additionally, revenue growth was driven by an increase in sales usage-based royalties from the licensing of our proprietary market price data and price assessments to commodity exchanges mainly due to increased trading volumes in Petroleum, LNG and Iron Ore. Demand for market data and price assessment products was driven by international customers. International and U.S. revenue both grew compared to 2019 with the U.S revenue growth rate being unfavorably impacted by the disposition of RigData in July of 2019. Petroleum continues to be the most significant revenue driver, followed by power & gas, metals & agriculture and petrochemicals also contributing to revenue growth. Foreign exchange rates had a favorable impact of less than 1 percentage point.

Operating profit increased 13% with a 2 percentage point favorable impact from foreign exchange rates. Excluding the favorable impact of lower amortization of intangibles in 2020 of 2 percentage points, operating profit increased 11%. The increase was primarily due to revenue growth combined with a reduction in expenses. Expenses decreased primarily due to lower operating costs driven by lower royalties, a decrease in travel and entertainment expenses from non-essential travel restrictions in response to COVID-19, and the favorable impact of a benefit in the current year resulting from one-time costs related to the discontinuation of a product line at Platts in 2019. These decreases were partially offset by higher compensation costs due to annual merit increases and additional headcount.
For a further discussion of competitive and other risks inherent in our Platts business, see Item 1A, Risk Factors in this Form 10-Q and our most recently filed Annual Report on Form 10-K. For a further discussion of the legal and regulatory environment see Note 12 – Commitments and Contingencies to the consolidated financial statements of this Form 10-Q.
Indices

Indices is a global index provider maintaining a wide variety of indices to meet an array of investor needs. Indices’ mission is to provide transparent benchmarks to help with decision making, collaborate with the financial community to create innovative products and provide investors with tools to monitor world markets.
Indices derives revenue from asset-linked fees when investors direct funds into its proprietary designed or owned indexes, sales-usage based royalties, and to a lesser extent data subscription arrangements. Specifically, Indices generates revenue from the following sources:
•Investment vehicles — asset-linked fees such as ETFs and mutual funds, that are based on the S&P Dow Jones Indices' benchmarks that generate revenue through fees based on assets and underlying funds;
•Exchange traded derivatives — generate sales usage-based royalties based on trading volumes of derivatives contracts listed on various exchanges;
•Index-related licensing fees — fixed or variable annual and per-issue asset-linked fees for over-the-counter derivatives and retail-structured products; and
•Data and customized index subscription fees — fees from supporting index fund management, portfolio analytics and research.

The following table provides revenue and segment operating profit information for the three months ended March 31:

(in millions)	2020	2019	% Change
Revenue	$259	$217	20%

Asset-linked fees	$159	$143	11%
Sales usage-based royalties	$54	$34	59%
Subscription revenue	$46	$40	15%
% of total revenue:
Asset-linked fees	61%	66%
Sales usage-based royalties	21%	16%
Subscription revenue	18%	18%

U.S. revenue	$222	$183	22%
International revenue	$37	$34	8%
% of total revenue:
U.S. revenue	86%	84%
International revenue	14%	16%

Operating profit [1]	$182	$150	21%
Less: net operating profit attributable to noncontrolling interests	49	40
Net operating profit	$133	$110	21%
Operating margin %	70%	69%
Net operating margin %	51%	50%
1 2020 and 2019 both include amortization of intangibles from acquisitions of $1 million.

Revenue at Indices increased 20% primarily due to higher exchange-traded derivative trading volumes from market volatility and higher average levels of assets under management ("AUM") for ETFs and mutual funds. Average AUM for ETFs increased 17% to $1.633 trillion compared to the first quarter of 2019. Ending AUM for ETFs decreased 8% and 21% compared to the first quarter of 2019 and fourth quarter of 2019, respectively, to $1.345 trillion driven by the impact of market depreciation in the first quarter of 2020. Foreign exchange rates had an unfavorable impact of less than 1 percentage point.

Operating profit increased 21%. The impact of revenue growth was partially offset by higher operating costs from increased data distribution costs, higher royalties due to increased traction of royalty-based products, and increased compensation costs driven by annual merit increases and additional headcount. Foreign exchange rates had a favorable impact of less than 1 percentage point.

For a further discussion of competitive and other risks inherent in our Indices business, see Item 1A, Risk Factors in this Form 10-Q and our most recently filed Annual Report on Form 10-K. For a further discussion of the legal and regulatory environment see Note 12 – Commitments and Contingencies to the consolidated financial statements of this Form 10-Q.

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

Cash Flow Overview

Cash, cash equivalents, and restricted cash were $1,952 million as of March 31, 2020, a decrease of $934 million from December 31, 2019.

The following table provides cash flow information for the three months ended March 31:

(in millions)	2020	2019	% Change
Net cash provided by (used for):
Operating activities	$680	$293	N/M
Investing activities	$(183)	$(21)	N/M
Financing activities	$(1,401)	$(829)	69%

In the first three months of 2020, free cash flow increased to $618 million compared to $255 million in the first three months of 2019. The increase is primarily due to an increase in cash provided by operating activities as discussed below. Free cash flow is a non-GAAP financial measure and reflects our cash flow provided by operating activities less capital expenditures and distributions to noncontrolling interest holders. Capital expenditures include purchases of property and equipment and additions to technology projects. See “Reconciliation of Non-GAAP Financial Information” below for a reconciliation of cash flow provided by operating activities, the most directly comparable U.S. GAAP financial measure, to free cash flow and free cash flow excluding certain items.

Operating activities

Cash provided by operating activities increased $387 million to $680 million for the first three months of 2020. The increase is mainly due to higher operating results in 2020, improved cash collections on accounts receivable in 2020 and higher settlement payments following the resolution of tax audits in 2019, partially offset by higher incentive compensation payments in 2020.

Investing activities

Our cash outflows from investing activities are primarily for acquisitions and capital expenditures, while cash inflows are primarily proceeds from dispositions.

Cash used for investing activities increased to $183 million for the first three months of 2020 compared to $21 million in the first three months of 2019, primarily due to cash used for the acquisitions of the ESG Ratings Business from RobecoSAM and Greenwich Associates LLC in 2020. See Note 2 — Acquisitions and Divestitures to the consolidated financial statements of this Form 10-Q for further discussion.

Financing activities

Our cash outflows from financing activities consist primarily of share repurchases, dividends to shareholders and repayments of short-term and long-term debt, while cash inflows are primarily attributable to the borrowing of short-term and long-term debt and proceeds from the exercise of stock options.

Cash used for financing activities increased $572 million to $1,401 million for the first three months of 2020. The increase is primarily attributable to an increase in cash used for share repurchases in 2020. During the three months ended March 31, 2020, we purchased a total of 3.4 million shares for $1,150 million of cash. During the fourth quarter of 2019, we repurchased shares for $3 million, which settled in the first quarter of 2020, resulting in $1,153 million of cash used to repurchase shares. During the three months ended March 31, 2019, we received 3.4 million shares, including 0.4 million shares received in January of 2019 related to our October 29, 2018 ASR agreement, resulting in $644 million of cash used to repurchase shares. See Note 8 — Equity to the consolidated financial statements of this Form 10-Q for further discussion.

Additional Financing

We have the ability to borrow a total of $1.2 billion through our commercial paper program, which is supported by our revolving $1.2 billion five-year credit agreement (our "credit facility") that we entered into on June 30, 2017. This credit facility will terminate on June 30, 2022. As of March 31, 2020 and December 31, 2019, there were no commercial paper borrowings outstanding.

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

(in millions)	2020	2019	% Change
Cash provided by operating activities	$680	$293	N/M
Capital expenditures	(11)	(20)
Distributions to noncontrolling interest holders, net [1]	(51)	(18)
Free cash flow	618	255	N/M
Settlement of prior-year tax audits	—	50
Payment of legal settlements	—	1
Free cash flow excluding certain items	$618	$306	N/M
1 Distributions to noncontrolling interest holders is net of amounts owed to the S&P Dow Jones Indices joint venture by the noncontrolling interest holders.

(in millions)	2020	2019	% Change
Cash used for investing activities	(183)	(21)	N/M
Cash used for financing activities	(1,401)	(829)	69%
N/M - not meaningful

CRITICAL ACCOUNTING ESTIMATES

Our accounting policies are described in Note 1 — Accounting Policies to the consolidated financial statements in our most recent Form 10-K. As discussed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our most recent Form 10-K, we consider an accounting estimate to be critical if it required assumptions to be made that were uncertain at the time the estimate was made and changes in the estimate or different estimates could have a material effect on our results of operations. These critical estimates include those related to revenue recognition, allowance for doubtful accounts, valuation of long-lived assets, goodwill and other intangible assets, pension plans, incentive compensation and stock-based compensation, income taxes, contingencies and redeemable non-controlling interests. We base our estimates on historical experience, current developments and on various other assumptions that we believe to be reasonable under these circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that cannot readily be determined from other sources. There can be no assurance that actual results will not differ from those estimates. Since the date of our Form 10-K, there have been no material changes to our critical accounting estimates.

RECENTLY ISSUED OR ADOPTED ACCOUNTING STANDARDS

See Note 13 – Recently Issued or Adopted Accounting Standards to the consolidated financial statements of this Form 10-Q for further information.

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements,” as defined in the Private Securities Litigation Reform Act of 1995. These statements, including statements about COVID-19 and the scenarios we are using to project the impact of the pandemic on the Company, which express management’s current views concerning future events, trends, contingencies or results, appear at various places in this report and use words like “anticipate,” “assume,” “believe,” “continue,” “estimate,” “expect,” “forecast,” “future,” “intend,” “plan,” “potential,” “predict,” “project,” “strategy,” “target” and similar terms, and future or conditional tense verbs like “could,” “may,” “might,” “should,” “will” and “would.” For example, management may use forward-looking statements when addressing topics such as: the outcome of contingencies; future actions by regulators; changes in the Company’s business strategies and methods of generating revenue; the development and performance of the Company’s services and products; the expected impact of acquisitions and dispositions; the Company’s effective tax rates; and the Company’s cost structure, dividend policy, cash flows or liquidity.

Forward-looking statements are subject to inherent risks and uncertainties. Factors that could cause actual results to differ materially from those expressed or implied in forward-looking statements include, among other things:

•worldwide economic, financial, political and regulatory conditions, and factors that contribute to uncertainty and volatility including natural and man-made disasters, pandemics (e.g., COVID-19), geopolitical uncertainty, and conditions that may result from legislative, regulatory, trade and policy changes associated with the current U.S. administration;
•the Company’s ability to maintain adequate physical, technical and administrative safeguards to protect the security of confidential information and data, and the potential for a system or network disruption that results in regulatory penalties and remedial costs or improper disclosure of confidential information or data;
•the outcome of litigation, government and regulatory proceedings, investigations and inquiries;
•the health of debt and equity markets, including credit quality and spreads, the level of liquidity and future debt issuances, demand for investment products that track indices and trading volumes of certain exchange traded derivatives;
•the demand and market for credit ratings in and across the sectors and geographies where the Company operates;
•concerns in the marketplace affecting the Company’s credibility or otherwise affecting market perceptions of the integrity or utility of independent credit ratings, benchmarks and indices;
•the effect of competitive products and pricing, including the level of success of new product developments and global expansion;
•the Company’s exposure to potential criminal sanctions or civil penalties for noncompliance with foreign and U.S. laws and regulations that are applicable in the domestic and international jurisdictions in which it operates, including sanctions laws relating to countries such as Iran, Russia, Sudan, Syria and Venezuela, anti-corruption laws such as the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act of 2010, and local laws prohibiting corrupt payments to government officials, as well as import and export restrictions;
•the continuously evolving regulatory environment, in Europe, the United States and elsewhere, affecting S&P Global Ratings, S&P Global Platts, S&P Dow Jones Indices, and S&P Global Market Intelligence, including new and amended regulations and the Company’s compliance therewith;
•the Company’s ability to successfully recover should it experience a disaster or other business continuity problem from a hurricane, flood, earthquake, terrorist attack, pandemic, security breach, cyber attack, power loss, telecommunications failure or other natural or man-made event, including the ability to function remotely during long-term disruptions such as the COVID-19 pandemic;
•the Company's ability to make acquisitions and dispositions and successfully integrate the businesses we acquire;
•consolidation in the Company’s end-customer markets;
•the introduction of competing products or technologies by other companies;
•the impact of customer cost-cutting pressures, including in the financial services industry and the commodities markets;
•a decline in the demand for credit risk management tools by financial institutions;
•the level of merger and acquisition activity in the United States and abroad;
•the volatility of the energy marketplace and the health of the commodities markets;
•our ability to attract, incentivize and retain key employees;
•the level of the Company’s future cash flows and capital investments;
•the impact on the Company’s revenue and net income caused by fluctuations in foreign currency exchange rates;
•the Company's ability to adjust to changes in European and United Kingdom markets as the United Kingdom leaves the European Union, and the impact of the United Kingdom’s departure on our credit rating activities and other offerings in the European Union and United Kingdom; and
•the impact of changes in applicable tax or accounting requirements, including the Tax Cuts and Jobs Act on the Company.

The factors noted above are not exhaustive. The Company and its subsidiaries operate in a dynamic business environment in which new risks emerge frequently. Accordingly, the Company cautions readers not to place undue reliance on any forward-

looking statements, which speak only as of the dates on which they are made. The Company undertakes no obligation to update or revise any forward-looking statement to reflect events or circumstances arising after the date on which it is made, except as required by applicable law. Further information about the Company’s businesses, including information about factors that could materially affect its results of operations and financial condition, is contained in the Company’s filings with the SEC, including Item 1A, Risk Factors, in our most recently filed Annual Report on Form 10-K and Item 1A, Risk Factors in this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risk includes changes in foreign exchange rates. We have operations in foreign countries where the functional currency is primarily the local currency. For international operations that are determined to be extensions of the parent company, the U.S. dollar is the functional currency. We typically have naturally hedged positions in most countries from a local currency perspective with offsetting assets and liabilities. As of March 31, 2020 and December 31, 2019, we entered into foreign exchange forward contracts in order to mitigate the change in fair value of specific assets and liabilities in the consolidated balance sheet. These forward contracts are not designated as hedges and do not qualify for hedge accounting. As of March 31, 2020 and December 31, 2019, we entered into foreign exchange forward contracts to hedge the effect of adverse fluctuations in foreign exchange rates and a cross-currency swap contract to hedge a portion of our net investment in a foreign subsidiary against volatility in foreign exchange rates. We have not entered into any derivative financial instruments for speculative purposes. See Note 5 - Derivative Instruments to the consolidated financial statements of this Form 10-Q for further discussion.

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

As of March 31, 2020, an evaluation was performed under the supervision and with the participation of management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2020.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As a result of the COVID-19 pandemic, the majority of our workforce began working remotely in March 2020. These changes to the working environment did not have a material effect on our internal controls over financial reporting during the most recent quarter.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings

See Note 12 – Commitments and Contingencies - Legal & Regulatory Matters to the consolidated financial statements of this Form 10-Q for information on our legal proceedings.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A Risk Factors in our most recently filed Annual Report on Form 10-K which could materially affect our business, financial condition or future results. The COVID-19 pandemic has heightened, and in some cases manifested, certain of the risks we normally face in operating our business, including those disclosed in our most recently filed Annual Report on Form 10-K, and the risk factor disclosure in the Form 10-K is qualified by the information relating to COVID-19 that is described in this Quarterly Report on Form 10-Q, including the new risk factor set forth below. There have been no material changes to the risk factors we have previously disclosed in Item 1A, Risk Factors, in our most recent Form 10-K, except as follows:

The COVID-19 pandemic and its effects may have a material adverse effect on our results of operations.
Following the outbreak of an infectious respiratory illness caused by the 2019 novel coronavirus (“COVID-19”), the World Health Organization declared a global emergency on January 30, 2020 and subsequently declared COVID-19 as a pandemic on March 11, 2020.

COVID-19 has spread globally, including in the United States, the United Kingdom, the European Union and other jurisdictions in which we operate. As its impacts have become more severe, governments across the world have taken steps to contain the virus by restricting human movement through numerous measures including travel bans and restrictions, social distancing, quarantines, shelter in place orders, enhanced health screenings at ports of entry and elsewhere, and business shutdowns. These measures have resulted in an unprecedented near halt of the global economy. Such measures may remain in place for a significant period of time and they are likely to continue to adversely affect the global economy.
While the initial economic disruption was triggered by non-economic factors, continuation of the shutdown of businesses and entire industries, increases in unemployment, implementation of furloughs, lost wages across populations and a significant drop in consumer and business spending, are expected to result in a recession, the duration and gravity of which is unknown and cannot be known at this time. A return to more ordinary course economic activity is dependent on the duration and severity of the COVID-19 pandemic, which are in turn dependent on a series of evolving factors, including the severity and transmission rate of the virus, the extent and effectiveness of containment efforts, and policy decisions made by governments across the globe as they react to evolving local and global conditions. There are no comparable recent events that can provide guidance as to the effect of the COVID-19 global pandemic, and, as a result, the ultimate impact of the coronavirus outbreak or a similar health epidemic is highly uncertain. The extent of the pandemic’s impact on the global economy, our business and our results of operations is not yet known. However, the effects of COVID-19 have impacted our operations and may ultimately have a material adverse impact on our results of operations in the future, particularly in the event of a severe recession.
Increased volatility and uncertainty in the global economy, and the financial and commodities markets The global economy has been disrupted as a result of the ongoing health crisis and the financial and commodities markets have reacted with unprecedented volatility. Because there are no comparable recent events that can provide guidance on the impact to the global economy, we cannot predict the extent to which our business may be impacted. Risks posed to our business, financial condition and results of operations from volatility in the financial and commodities markets are described in our risk factor entitled, “Changes in the volume of securities issued and traded in domestic and/or global capital markets, asset levels and flows into investment products, changes in interest rates and volatility in the financial markets, and volatility in the commodities markets impact our business, financial condition or results of operations”, in our most recently filed Annual Report on Form 10-K.
Decreased demand for our subscription services Our clients are being impacted to varying degrees. Some may no longer be in business by the time the COVID-19 crisis comes to an end, others will face significant spending constraints in order to continue to operate, and others may reduce their workforces permanently. As a result of the impact on our clients, our subscription services may face pricing pressure on renewals, delayed renewals, and challenges to new sales which would in turn reduce revenue, ultimately impacting our results of operations. Limited human mobility has, among other things, significantly reduced demand for energy for transportation and the decrease in demand has been and continues to be exacerbated by political tensions between large oil producing countries.

This could put additional pressure on Platts clients and translate into further reduced demand for our subscription and related products and services. Moreover, while our business continuity program has been effective to date, the current restrictions on human mobility limit our ability to interact with subscribers and effectively demonstrate new products and may have a negative effect on our ability to secure new subscriptions and renewals.
Our businesses assess and analyze the impact of economic events Our divisions are all actively engaged in analyzing and providing views on the quickly evolving economic conditions. We are publishing articles and research pieces that attempt to assess the impact of the COVID-19 pandemic on the world economy and its components, both geographic and sectoral. In addition, we are taking actions (including, but not limited to rating actions, revising the composition of our indices, etc.), consistent with our business procedures, in response to the evolving conditions. Notwithstanding the care we take in carrying out our work, the views and assumptions we express, the conclusions we draw, the actions we take, and the work our divisions are producing today are likely to be heavily scrutinized with the benefit of hindsight. We have faced significant regulatory and media scrutiny following prior periods of volatility and economic uncertainty. Such scrutiny has in the past and may in the future impact our reputation, brand and credibility and result in government and regulatory proceedings, investigations, inquiries and litigation. See our risk factors entitled “Exposure to litigation and government and regulatory proceedings, investigations and inquiries could have a material adverse effect on our business, financial condition or results of operations” and “Our reputation, credibility, and brand are key assets and competitive advantages of our Company and our business may be affected by how we are perceived in the marketplace” in our most recently filed Annual Report on Form 10-K.

Business continuity
Our business continuity program has been effective to date. Some portion of our employee population has been working remotely since January, and by mid-March nearly our entire employee population was working remotely. While we have been able to continue our operations during this time, maintaining remote work environment for an extended period of time may have a material adverse effect on our productivity and our ability to meet the needs of our clients and exposes us to operational risks. See our risk factor entitled “Our inability to successfully recover should we experience a disaster or other business continuity problem could cause material financial loss, loss of human capital, regulatory actions, reputational harm or legal liability” in our most recently filed Annual Report on Form 10-K. In addition, a portion of our information technology resources have been diverted to establishing and maintaining an infrastructure that supports a sustained remote working environment. Such efforts limit the resources available for improvement and innovation projects. Moreover, given the extent to which we are utilizing a remote working environment, we face increased vulnerability. Although there has not been a cyber attack that has had a material adverse effect on the Company to date, we have noted an increase in cyber threats targeted at our remote work environment and there can be no assurance that there will not be a material adverse effect in the future. See our risk factor entitled “We are exposed to risks related to cybersecurity and protection of confidential information” in our most recently filed Annual Report on Form 10-K. In addition, while our employee base currently has adequate resources to pursue new clients or expand existing relationships, we have no control over the business continuity resources available to our clients. As a result, our ability to maintain, expand, or establish new client relationships may be limited.

Return of capital
While our capital position has not been materially affected by the COVID-19 pandemic, there can be no assurance that a recession triggered by the pandemic will not have a material negative impact on our capital position. Our Board of Directors has determined that, in these unprecedented times, it is prudent that the Company not initiate any new share repurchase plan at this time. While the Board has made no changes to the dividend guidance, there can be no assurance that our dividend will remain unchanged.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 29, 2020, the Board of Directors approved a share repurchase program authorizing the purchase of 30 million shares (the "2020 Repurchase Program"), which was approximately 12% of the total shares of our outstanding common stock at that time. During the first quarter of 2020, we did not repurchase any shares under the 2020 Repurchase Program and, as of March 31, 2020, 30 million shares remained under the 2020 Repurchase Program.

On December 4, 2013, the Board of Directors approved a share repurchase program authorizing the purchase of up to 50 million shares (the "2013 Repurchase Program"), which was approximately 18% of the Company's outstanding shares at that time. During the first quarter of 2020, we repurchased 3.4 million shares under our 2013 Repurchase Program, which included 2.9 million shares received from the initiation of our accelerated share repurchase ("ASR") agreements that we entered into on February 11, 2020. Further discussion relating to our ASR agreements can be found in Note 8 - Equity. As of March 31, 2020, 1.3 million shares remained under the 2013 Repurchase Program.

Repurchased shares may be used for general corporate purposes, including the issuance of shares for stock compensation plans and to offset the dilutive effect of the exercise of employee stock options. Our 2013 and 2020 Repurchase Programs have no expiration date and purchases under this program may be made from time to time on the open market and in private transactions, depending on market conditions.

The following table provides information on our purchases of our outstanding common stock during the first quarter of 2020 pursuant to our 2013 and 2020 Repurchase Programs (column c). In addition to these purchases, the number of shares in column (a) include shares of common stock that are tendered to us to satisfy our employees’ tax withholding obligations in connection with the vesting of awards of restricted shares (we repurchase such shares based on their fair market value on the vesting date).

There were no other share repurchases during the quarter outside the repurchases noted below.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs	(d) Maximum Number of Shares that may yet be Purchased Under the Programs
January 1 — January 31, 2020	460,784	$289.64	423,196	34.3 million
February 1 — February 29, 2020 [1,2]	3,033,464	296.22	3,032,158	31.3 million
March 1 — March 31, 2020	1,564	263.88	—	31.3 million
Total — Quarter [2]	3,495,812	$290.66	3,455,354	31.3 million

1 Includes 2.9 million shares received from the initiation of our ASR agreements that we entered into on February 11, 2020.
2 Average price paid per share information does not include the accelerated share repurchase transactions as discussed in more detail above.
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

Revenue during the first quarter of 2020 attributable to the transactions or dealings by the Company described below was approximately $29,000 with net profit from such sales being a fraction of the revenues. The amount recorded in connection with the foregoing reflects the uncertainty of collection.

During the first quarter of 2020, Platts, a division of the Company that provides energy-related information in over 150 countries, sold information and informational materials, which are generally exempt from U.S. economic sanctions, to subscribers that are owned or controlled, or appear to be owned or controlled, by the Government of Iran. Platts provided such subscribers access to proprietary data, analytics, and industry information that enable commodities markets to perform with greater transparency and efficiency, generating revenue that was a de minimis portion of both the division's and the Company’s revenue. The Company will continue to monitor its provision of products and services to such subscribers.

Item 6. Exhibits

(10.1)	Terms and Conditions of 2020 Performance Share Unit Award

(10.2)	Terms and Conditions of 2020 Restricted Stock Unit Award

(10.3)	S&P Dow Jones Indices 2020 Long-Term Cash Incentive Compensation Plan

(15)	Letter on Unaudited Interim Financials

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

(32)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(101.INS)	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

(101.SCH)	Inline XBRL Taxonomy Extension Schema

(101.CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase

(101.LAB)	Inline XBRL Taxonomy Extension Label Linkbase

(101.PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase

(101.DEF)	Inline XBRL Taxonomy Extension Definition Linkbase

(104)	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibit 101)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

S&P Global Inc.
Registrant

Date:	April 28, 2020	By:	/s/ Ewout L. Steenbergen
Ewout L. Steenbergen
Executive Vice President and Chief Financial Officer

Date:	April 28, 2020	By:	/s/ Christopher F. Craig
Christopher F. Craig
Senior Vice President, Controller and Chief Accounting Officer