Form 10-Q
period 2020-06-30
S&P Global Inc.
filed 2020-07-28
CIK 64040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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

As of July 24, 2020 (latest practicable date), 241.0 million shares of the issuer's classes of common stock (par value $1.00 per share) were outstanding.

S&P Global Inc.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of S&P Global Inc.

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of S&P Global Inc. (and subsidiaries) (the “Company”) as of June 30, 2020, the related consolidated statements of income, comprehensive income, and equity for the three- and six-month periods ended June 30, 2020 and 2019, the related consolidated statements of cash flows for the six-month periods ended June 30, 2020 and 2019, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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

/s/ ERNST & YOUNG LLP

New York, New York
July 28, 2020

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

S&P Global Inc.
Consolidated Statements of Income
(Unaudited)

(in millions, except per share amounts)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenue	$1,943	$1,704	$3,729	$3,275
Expenses:
Operating-related expenses	493	471	1,014	944
Selling and general expenses	295	368	606	709
Depreciation	19	21	39	41
Amortization of intangibles	32	31	61	63
Total expenses	839	891	1,720	1,757
Gain on disposition	(1)	—	(8)	—
Operating profit	1,105	813	2,017	1,518
Other (income) expense, net	(10)	(6)	(9)	97
Interest expense, net	40	37	74	73
Income before taxes on income	1,075	782	1,952	1,348
Provision for taxes on income	233	180	421	293
Net income	842	602	1,531	1,055
Less: net income attributable to noncontrolling interests	(50)	(47)	(100)	(90)
Net income attributable to S&P Global Inc.	$792	$555	$1,431	$965

Earnings per share attributable to S&P Global Inc. common shareholders:
Net income:
Basic	$3.29	$2.25	$5.92	$3.92
Diluted	$3.28	$2.24	$5.90	$3.89
Weighted-average number of common shares outstanding:
Basic	240.9	246.1	241.5	246.4
Diluted	241.9	247.4	242.6	247.9

Actual shares outstanding at period end			241.0	246.3
See accompanying notes to the unaudited consolidated financial statements.

S&P Global Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

(in millions)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income	$842	$602	$1,531	$1,055

Other comprehensive income:
Foreign currency translation adjustments	(17)	(17)	(54)	1
Income tax effect	(4)	2	2	4
	(21)	(15)	(52)	5

Pension and other postretirement benefit plans	(37)	—	(34)	114
Income tax effect	10	—	9	(28)
	(27)	—	(25)	86

Unrealized gain (loss) on forward exchange contracts	5	(4)	(4)	—
Income tax effect	(1)	1	1	—
	4	(3)	(3)	—

Comprehensive income	798	584	1,451	1,146
Less: comprehensive income attributable to nonredeemable noncontrolling interests	(4)	(3)	(5)	(6)
Less: comprehensive income attributable to redeemable noncontrolling interests	(46)	(44)	(95)	(84)
Comprehensive income attributable to S&P Global Inc.	$748	$537	$1,351	$1,056

See accompanying notes to the unaudited consolidated financial statements.

S&P Global Inc.
Consolidated Balance Sheets

(in millions)	June 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,667	$2,866
Restricted cash	17	20
Accounts receivable, net of allowance for doubtful accounts: 2020 - $38; 2019 - $34	1,557	1,577
Prepaid and other current assets	218	249
Total current assets	4,459	4,712
Property and equipment, net of accumulated depreciation: 2020 - $635 ; 2019 - $622	299	320
Right of use assets	626	676
Goodwill	3,700	3,575
Other intangible assets, net	1,407	1,424
Other non-current assets	614	641
Total assets	$11,105	$11,348
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$186	$190
Accrued compensation and contributions to retirement plans	295	446
Income taxes currently payable	274	68
Unearned revenue	1,850	1,928
Other current liabilities	435	461
Total current liabilities	3,040	3,093
Long-term debt	3,950	3,948
Lease liabilities — non-current	578	620
Pension and other postretirement benefits	260	259
Other non-current liabilities	606	624
Total liabilities	8,434	8,544
Redeemable noncontrolling interest (Note 8)	2,403	2,268
Commitments and contingencies (Note 12)
Equity:
Common stock	294	294
Additional paid-in capital	762	903
Retained income	13,189	12,205
Accumulated other comprehensive loss	(704)	(624)
Less: common stock in treasury	(13,331)	(12,299)
Total equity — controlling interests	210	479
Total equity — noncontrolling interests	58	57
Total equity	268	536
Total liabilities and equity	$11,105	$11,348

See accompanying notes to the unaudited consolidated financial statements.

S&P Global Inc.
Consolidated Statements of Cash Flows
(Unaudited)

(in millions)	Six Months Ended
	June 30,
	2020	2019
Operating Activities:
Net income	$1,531	$1,055
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	39	41
Amortization of intangibles	61	63
Provision for losses on accounts receivable	14	12
Deferred income taxes	3	30
Stock-based compensation	22	33
Gain on disposition	(8)	—
Pension settlement charges, net of taxes	2	85
Other	27	38
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	30	(95)
Prepaid and other current assets	(48)	(42)
Accounts payable and accrued expenses	(192)	(74)
Unearned revenue	(56)	—
Accrued legal settlements	—	(1)
Other current liabilities	(16)	(83)
Net change in prepaid/accrued income taxes	247	15
Net change in other assets and liabilities	(39)	(67)
Cash provided by operating activities	1,617	1,010
Investing Activities:
Capital expenditures	(18)	(46)
Acquisitions, net of cash acquired	(185)	(4)
Proceeds from dispositions	2	—
Changes in short-term investments	15	(3)
Cash used for investing activities	(186)	(53)
Financing Activities:
Dividends paid to shareholders	(323)	(281)
Distributions to noncontrolling interest holders, net	(92)	(59)
Repurchase of treasury shares	(1,153)	(644)
Exercise of stock options	12	31
Employee withholding tax on share-based payments and other	(54)	(55)
Cash used for financing activities	(1,610)	(1,008)
Effect of exchange rate changes on cash	(23)	13
Net change in cash, cash equivalents, and restricted cash	(202)	(38)
Cash, cash equivalents, and restricted cash at beginning of period	2,886	1,958
Cash, cash equivalents, and restricted cash at end of period	$2,684	$1,920

See accompanying notes to the unaudited consolidated financial statements.

S&P Global Inc.
Consolidated Statements of Equity
(Unaudited)

Three Months Ended June 30, 2020
(in millions)	Common Stock $1 par	Additional Paid-in Capital	Retained Income	Accumulated Other Comprehensive Loss	Less: Treasury Stock	Total SPGI Equity	Noncontrolling Interests	Total Equity
Balance as of March 31, 2020	$294	$754	$12,691	(660)	$13,329	$(250)	$56	$(194)
Comprehensive income [1]			792	(44)		748	4	752
Dividends (Dividend declared per common share — $0.67 per share)			(162)			(162)	(2)	(164)
Employee stock plans		8			2	6		6
Change in redemption value of redeemable noncontrolling interest			(135)			(135)		(135)
Other			3			3		3
Balance as of June 30, 2020	$294	$762	$13,189	$(704)	$13,331	$210	$58	$268

Three Months Ended June 30, 2019
(in millions)	Common Stock $1 par	Additional Paid-in Capital	Retained Income	Accumulated Other Comprehensive Loss	Less: Treasury Stock	Total SPGI Equity	Noncontrolling Interests	Total Equity
Balance as of March 31, 2019	$294	$772	$11,532	$(633)	$11,638	$327	$61	$388
Comprehensive income [1]			555	(18)		537	3	540
Dividends (Dividend declared per common share — $0.57 per share)			(140)			(140)	(6)	(146)
Employee stock plans		18			(7)	25		25
Change in redemption value of redeemable noncontrolling interest			(237)			(237)		(237)
Balance as of June 30, 2019	$294	$790	$11,710	$(651)	$11,631	$512	$58	$570

Six Months Ended June 30, 2020
(in millions)	Common Stock $1 par	Additional Paid-in Capital	Retained Income	Accumulated Other Comprehensive Loss	Less: Treasury Stock	Total SPGI Equity	Noncontrolling Interests	Total Equity
Balance as of December 31, 2019	$294	$903	$12,205	(624)	$12,299	$479	$57	$536
Comprehensive income [1]			1,431	(80)		1,351	5	1,356
Dividends (Dividend declared per common share — $1.34 per share)			(323)			(323)	(2)	(325)
Share repurchases		(120)			1,033	(1,153)		(1,153)
Employee stock plans		(21)			(1)	(20)		(20)
Change in redemption value of redeemable noncontrolling interest			(124)			(124)		(124)
Other						—	(2)	(2)
Balance as of June 30, 2020	$294	$762	$13,189	$(704)	$13,331	$210	$58	$268

Six Months Ended June 30, 2019
(in millions)	Common Stock $1 par	Additional Paid-in Capital	Retained Income	Accumulated Other Comprehensive Loss	Less: Treasury Stock	Total SPGI Equity	Noncontrolling Interests	Total Equity
Balance as of December 31, 2018	$294	$833	$11,284	$(742)	$11,041	$628	$56	$684
Comprehensive income [1]			965	91		1,056	6	1,062
Dividends (Dividend declared per common share — $1.14 per share)			(281)			(281)	(6)	(287)
Share repurchases					644	(644)		(644)
Employee stock plans		(43)			(54)	11		11
Capital contribution from noncontrolling interest			(36)			(36)		(36)
Change in redemption value of redeemable noncontrolling interest			(222)			(222)		(222)
Other						—	2	2
Balance as of June 30, 2019	$294	$790	$11,710	$(651)	$11,631	$512	$58	$570
1Excludes comprehensive income of $46 million and $44 million for the three months ended June 30, 2020 and 2019, respectively, and $95 million and $84 million for the six months ended June 30, 2020 and 2019, respectively, attributable to our redeemable noncontrolling interest.

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

In the opinion of management, all normal recurring adjustments considered necessary for a fair statement of the results of the interim periods have been included. The operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the full year.

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

Restricted Cash

Restricted cash of $7 million and $15 million included in our consolidated balance sheets as of June 30, 2020 and December 31, 2019, respectively, includes amounts held in escrow accounts in connection with our acquisition of Kensho.

Contract Assets

Contract assets include unbilled amounts from when the Company transfers service to a customer before a customer pays consideration or before payment is due. As of June 30, 2020 and December 31, 2019, contract assets were $26 million and $28 million, respectively, and are included in accounts receivable in our consolidated balance sheets.

Unearned Revenue

We record unearned revenue when cash payments are received in advance of our performance. The decrease in the unearned revenue balance at June 30, 2020 compared to December 31, 2019 is primarily driven by $1.4 billion of revenues recognized that were included in the unearned revenue balance at the beginning of the period, offset by cash payments received in advance of satisfying our performance obligations.

Remaining Performance Obligations

Remaining performance obligations represent the transaction price of contracts for work that has not yet been performed. As of June 30, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations was $2.1 billion. We expect to recognize revenue on approximately half and three-quarters of the remaining performance obligations over the next 12 and 24 months, respectively, with the remainder recognized thereafter.

We do not disclose the value of unfulfilled performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts where revenue is a usage-based royalty promised in exchange for a license of intellectual property.

Costs to Obtain a Contract

We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We have determined that the costs associated with certain sales commission programs are incremental to the costs to obtain contracts with customers and therefore meet the criteria to be capitalized. Total capitalized costs to obtain a contract were $113 million and $115 million as of June 30, 2020 and December 31, 2019, respectively, and are included in prepaid and other current assets and other non-current assets on our consolidated balance sheets. The capitalized asset will be amortized over a period consistent with the transfer to the customer of the goods or services to which the asset relates, calculated based on the customer term and the average life of the products and services underlying the contracts which has been determined to be approximately 5 years. The expense is recorded within selling and general expenses.

We expense sales commissions when incurred if the amortization period is one year or less. These costs are recorded within selling and general expenses.

Other (Income) Expense, net

The components of other (income) expense, net for the three and six months ended June 30 are as follows:

(in millions)	Three Months		Six Months
	2020	2019	2020	2019
Other components of net periodic benefit cost [1]	$(5)	$(7)	$(15)	$96
Net (gain) loss from investments	(5)	1	6	1
Other (income) expense, net	$(10)	$(6)	$(9)	$97

1 The net periodic benefit cost for our retirement and post retirement plans for the three and six months ended June 30, 2020 includes a non-cash pre-tax settlement charge of $3 million. During the first six months of 2019, the Company purchased a group annuity contract under which an insurance company assumed a portion of the Company's obligation to pay pension benefits to the plan's beneficiaries. The net periodic benefit cost for our retirement and post retirement plans for the six months ended June 30, 2019 includes a non-cash pre-tax settlement charge of $113 million reflecting the accelerated recognition of a portion of unamortized actuarial losses in the plan.

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

2019

During the six months ended June 30, 2019, we did not complete any material acquisitions.

Divestitures

2020

In January of 2020, Market Intelligence entered into a strategic alliance to transition S&P Global Market Intelligence's Investor Relations ("IR") webhosting business to Q4 Inc. ("Q4"), a third party provider of investor relations related services. This alliance will integrate Market Intelligence's proprietary data into Q4's portfolio of solutions, enabling further opportunities for commercial collaboration. In connection with transitioning its IR webhosting business to Q4, Market Intelligence made a minority investment in Q4. During the three and six months ended June 30, 2020, we recorded a pre-tax gain of $1 million ($1 million after-tax) and $8 million ($8 million after-tax) in Gain on disposition in the consolidated statements of income related to the sale of IR.

2019

During the six months ended June 30, 2019, we did not complete any dispositions.

The operating profit of our businesses that were disposed of for the periods ending June 30, 2020 and 2019 is as follows:

(in millions)	Three Months		Six Months
	2020	2019	2020	2019
Operating profit [1]	$1	$3	$1	$6
1 The three and six months ended June 30, 2020 exclude a pre-tax gain on the sale of the IR webhosting business of $1 million and $8 million, respectively.

3. Income Taxes

The effective income tax rate was 21.7% and 21.6% for the three and six months ended June 30, 2020, respectively, and 23.0% and 21.7% for the three and six months ended June 30, 2019, respectively. The decrease in 2020 was primarily due to the successful resolution of tax examinations in various jurisdictions. At the end of each interim period, we estimate the annual effective tax rate and apply that rate to our ordinary quarterly earnings. The tax expense or benefit related to significant unusual or infrequently occurring items that will be separately reported or reported net of their related tax effect, and are individually computed, is recognized in the interim period in which those items occur. In addition, the effect of changes in enacted tax laws or rates or tax status is recognized in the interim period in which the change occurs.

The Company is continuously subject to tax examinations in various jurisdictions. As of June 30, 2020 and December 31, 2019, the total amount of federal, state and local, and foreign unrecognized tax benefits was $122 million and $124 million, respectively, exclusive of interest and penalties. We recognize accrued interest and penalties related to unrecognized tax benefits in interest expense and operating-related expense, respectively. As of June 30, 2020 and December 31, 2019, we had $22 million and $20 million, respectively, of accrued interest and penalties associated with unrecognized tax benefits. Based on the current status of income tax audits, we believe that the total amount of unrecognized tax benefits may decrease by approximately $15 million in the next twelve months as a result of the resolution of local tax examinations.

4. Debt

A summary of long-term debt outstanding is as follows:

(in millions)	June 30, 2020	December 31, 2019
4.0% Senior Notes, due 2025 [1]	694	694
4.4% Senior Notes, due 2026 [2]	894	893
2.95% Senior Notes, due 2027 [3]	494	493
2.5% Senior Notes, due 2029 [4]	495	495
6.55% Senior Notes, due 2037 [5]	294	294
4.5% Senior Notes, due 2048 [6]	490	490
3.25% Senior Notes, due 2049 [7]	589	589
Long-term debt	3,950	3,948

1Interest payments are due semiannually on June 15 and December 15, and as of June 30, 2020, the unamortized debt discount and issuance costs total $6 million.
2Interest payments are due semiannually on February 15 and August 15, and as of June 30, 2020, the unamortized debt discount and issuance costs total $6 million.
3Interest payments are due semiannually on January 22 and July 22, and as of June 30, 2020, the unamortized debt discount and issuance costs total $6 million.
4Interest payments are due semiannually on June 1 and December 1, and as of June 30, 2020, the unamortized debt discount and issuance costs total $5 million.
5Interest payments are due semiannually on May 15 and November 15, and as of June 30, 2020, the unamortized debt discount and issuance costs total $3 million.
6Interest payments are due semiannually on May 15 and November 15, and as of June 30, 2020, the unamortized debt discount and issuance costs total $10 million.
7Interest payments are due semiannually on June 1 and December 1, and as of June 30, 2020, the unamortized debt discount and issuance costs total $11 million.

The fair value of our total debt borrowings was $4.8 billion and $4.5 billion as of June 30, 2020 and December 31, 2019, respectively, and was estimated based on quoted market prices.

We have the ability to borrow a total of $1.2 billion through our commercial paper program, which is supported by our revolving $1.2 billion five-year credit agreement (our "credit facility") that we entered into on June 30, 2017. This credit facility will terminate on June 30, 2022. As of June 30, 2020 and December 31, 2019, there was no commercial paper issued or outstanding and similarly did not draw or have any borrowings outstanding from the credit facility during the three and six months ended June 30, 2020 and 2019.

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

5. Derivative Instruments

Our exposure to market risk includes changes in foreign exchange rates. We have operations in foreign countries where the functional currency is primarily the local currency. For international operations that are determined to be extensions of the parent company, the U.S. dollar is the functional currency. We typically have naturally hedged positions in most countries from a local currency perspective with offsetting assets and liabilities. As of June 30, 2020 and December 31, 2019, we have entered into foreign exchange forward contracts to mitigate or hedge the effect of adverse fluctuations in foreign exchange rates. As of June 30, 2020 and December 31, 2019, we have entered into cross currency swap contracts to hedge a portion of our net investment in a foreign subsidiary against volatility in foreign exchange rates. These contracts are recorded at fair value that is based on foreign currency exchange rates in active markets; therefore, we classify these derivative contracts within Level 2 of the fair value hierarchy. We do not enter into any derivative financial instruments for speculative purposes.

Undesignated Derivative Instruments

During the six months ended June 30, 2020 and twelve months ended December 31, 2019, we entered into foreign exchange forward contracts in order to mitigate the change in fair value of specific assets and liabilities in the consolidated balance sheet. These forward contracts do not qualify for hedge accounting. As of June 30, 2020 and December 31, 2019, the aggregate notional value of these outstanding forward contracts was $167 million and $116 million, respectively. The changes in fair value of these forward contracts are recorded in prepaid and other assets or other current liabilities in the consolidated balance sheet with their corresponding change in fair value recognized in selling and general expenses in the consolidated statement of income. The amount recorded in other current liabilities as of June 30, 2020 was $2 million. The amount recorded in selling and general expense related to these contracts was a net gain of $7 million and a net loss of $4 million for the three and six months ended June 30, 2020 and a net gain of $3 million and $5 million for the three and six months ended June 30, 2019, respectively.

Net Investment Hedges

During the six months ended June 30, 2020 and twelve months ended December 31, 2019, we entered into cross currency swaps to hedge a portion of our net investment in a certain European subsidiary against volatility in the Euro/U.S. dollar exchange rate. These swaps are designated and qualify as a hedge of a net investment in a foreign subsidiary and are scheduled to mature in 2024, 2025 and 2026. As of June 30, 2020 and December 31, 2019, the notional value of our outstanding cross currency swaps designated as a net investment hedge was $1 billion and $400 million, respectively. The changes in the fair value of swaps are recognized in foreign currency translation adjustments, a component of other comprehensive income (loss), and reported in accumulated other comprehensive loss in our consolidated balance sheet. The gain or loss will be subsequently reclassified into net earnings when the hedged net investment is either sold or substantially liquidated. We have elected to assess the effectiveness of our net investment hedges based on changes in spot exchange rates. Accordingly, amounts related to the cross currency swaps recognized directly in net income for the three and six months ended June 30, 2020 represent net periodic interest settlements and accruals, which are recognized in interest expense, net. We recognized net interest income of $2 million and $5 million for the three and six months ended June 30, 2020, respectively.

Cash Flow Hedges

During the six months ended June 30, 2020 and twelve months ended December 31, 2019, we entered into a series of foreign exchange forward contracts to hedge a portion of the Indian rupee, British pound, and Euro exposures through the second quarter of 2022 and the fourth quarter of 2020, respectively. These contracts are intended to offset the impact of movement of exchange rates on future revenue and operating costs and are scheduled to mature within twenty-four months. The changes in the fair value of these contracts are initially reported in accumulated other comprehensive loss in our consolidated balance sheet and are subsequently reclassified into revenue and selling and general expenses in the same period that the hedged transaction affects earnings.

As of June 30, 2020, we estimate that $1 million of the net losses related to derivatives designated as cash flow hedges recorded in other comprehensive income is expected to be reclassified into earnings within the next twelve months.
As of June 30, 2020 and December 31, 2019, the aggregate notional value of our outstanding foreign exchange forward contracts designated as cash flow hedges was $442 million and $249 million, respectively.
The following table provides information on the location and fair value amounts of our cash flow hedges and net investment hedges as of June 30, 2020 and December 31, 2019:

(in millions)		June 30,	December 31,
Balance Sheet Location		2020	2019
Derivatives designated as cash flow hedges:
Prepaid and other current assets	Foreign exchange forward contracts	$—	$1
Other current liabilities	Foreign exchange forward contracts	$3	$—
Derivatives designated as net investment hedges :
Other non-current assets	Cross currency swaps	$—	$—
Other non-current liabilities	Cross currency swaps	$—	$10
The following table provides information on the location and amounts of pre-tax gains (losses) on our cash flow hedges and net investment hedges for the periods ended June 30:
Three Months

(in millions)	Gain (Loss) recognized in Accumulated Other Comprehensive Loss (effective portion)		Location of Gain (Loss) reclassified from Accumulated Other Comprehensive Loss into Income (effective portion)	Gain (Loss) reclassified from Accumulated Other Comprehensive Loss into Income (effective portion)
	2020	2019		2020	2019
Cash flow hedges - designated as hedging instruments
Foreign exchange forward contracts	$4	$(3)	Revenue, Selling and general expenses	$(2)	$1
Net investment hedges - designated as hedging instruments
Cross currency swaps	$(22)	$—		$—	$—

Six Months

(in millions)	Gain (Loss) recognized in Accumulated Other Comprehensive Loss (effective portion)		Location of Gain (Loss) reclassified from Accumulated Other Comprehensive Loss into Income (effective portion)	Gain (Loss) reclassified from Accumulated Other Comprehensive Loss into Income (effective portion)
	2020	2019		2020	2019
Cash flow hedges - designated as hedging instruments
Foreign exchange forward contracts	$(3)	$—	Revenue, Selling and general expenses	$(4)	$4
Net investment hedges - designated as hedging instruments
Cross currency swaps	$9	$—		$—	$—

The activity related to the change in unrealized gains (losses) in accumulated other comprehensive loss was as follows for the periods ended June 30:

(in millions)	Three Months		Six Months
	2020	2019	2020	2019
Cash Flow Hedges
Net unrealized (losses) gains on cash flow hedges, net of taxes, beginning of period	$(5)	$7	$2	$4
Change in fair value, net of tax	2	(2)	(7)	4
Reclassification into earnings, net of tax	2	(1)	4	(4)
Net unrealized (losses) gains on cash flow hedges, net of taxes, end of period	$(1)	$4	$(1)	$4

Net Investment Hedges
Net unrealized gains (losses) on net investment hedges, net of taxes, beginning of period	$16	$—	$(8)	$—
Change in fair value, net of tax	(16)	—	8	—
Reclassification into earnings, net of tax	—	—	—	—
Net unrealized gains (losses) on net investment hedges, net of taxes, end of period	$—	$—	$—	$—
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

The components of net periodic benefit cost for our retirement plans and postretirement plans for the periods ended June 30 are as follows:

(in millions)	Three Months		Six Months
	2020	2019	2020	2019
Service cost	$1	$1	$2	$1
Interest cost	13	14	26	33
Expected return on assets	(25)	(23)	(51)	(54)
Amortization of prior service credit / actuarial loss	4	2	7	4
Net periodic benefit cost	(7)	(6)	(16)	(16)
Settlement charges [1]	3	—	3	113
Net benefit cost	$(4)	$(6)	$(13)	$97
1 During the three and six months ended June 30, 2020, lump sum withdrawals exceeded the combined total anticipated annual service and interest cost of our U.K. pension plan, triggering the recognition of a non-cash pre-tax settlement charge of $3 million. During the first six months of 2019, the Company purchased a group annuity contract under which an insurance company assumed a portion of the Company's obligation to pay pension benefits to the plan's beneficiaries. The purchase of this group annuity contract was funded by pension plan assets. The non-cash pretax settlement charge of $113 million reflects the accelerated recognition of a portion of unamortized actuarial losses in the plan.
Net periodic benefit cost related to our postretirement plans reflected in the table above was not material for the three and six months ended June 30, 2020 and 2019.
As discussed in our Form 10-K, we changed certain discount rate assumptions for our retirement and postretirement plans and our expected return on assets assumption for our retirement plans which became effective on January 1, 2020. The effect of the assumption changes on retirement and postretirement expense for the three and six months ended June 30, 2020 did not have a material impact to our financial position, results of operations or cash flows.

In the first six months of 2020, we contributed $6 million to our retirement plans and expect to make additional required contributions of approximately $4 million to our retirement plans during the remainder of the year. We may elect to make additional non-required contributions depending on investment performance or any potential deterioration of our pension plan status in the second half of 2020.

Financial information shown above is based on market conditions as of December 31, 2019. Significant changes in interest rates, asset values and economic conditions have occurred since then, which could affect the information shown herein, although as of June 30, 2020, market conditions at that time had minimal effect on the funded status of the pension plans due to the plans’ investment policies (primarily fixed income investments intended to track movements in the bonds used to determine the discount rate). Effects of the 2019 novel coronavirus ("COVID-19") on the financial markets, regulations, and plan experience are uncertain and still evolving. The short-term and long-term effects of COVID-19 may have significant effects on future measurements.

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

For the three and six months ended June 30, 2020 and 2019, total stock-based compensation expense primarily related to restricted stock and unit awards was $11 million and $21 million, respectively, and $22 million and $33 million, respectively. Total unrecognized compensation expense related to unvested restricted stock and unit awards as of June 30, 2020 was $91 million, which is expected to be recognized over a weighted average period of 1.1 years.

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
Our purchased shares may be used for general corporate purposes, including the issuance of shares for stock compensation plans and to offset the dilutive effect of the exercise of employee stock options. As of June 30, 2020, 30 million shares remained available under the 2020 Repurchase Program and 1.3 million shares remained available under the 2013 repurchase program. Our 2020 Repurchase Program and 2013 Repurchase Program have no expiration date and purchases under these programs may be made from time to time on the open market and in private transactions, depending on market conditions.

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
The terms of each ASR agreement entered for the periods ended June 30, 2020 and 2019, structured as outlined above, are as follows:

(in millions, except average price)
ASR Agreement Initiation Date	ASR Agreement Completion Date	Initial Shares Delivered	Additional Shares Delivered	Total Number of Shares Purchased	Average Price Paid Per Share	Total Cash Utilized
February 11, 2020 [1]	July 27, 2020	1.3	0.4	1.7	$292.13	$500
February 11, 2020 [2]	July 27, 2020	1.4	0.3	1.7	$292.13	$500
February 11, 2019 [3]	July 31, 2019	2.2	0.1	2.3	$214.65	$500

1 The ASR agreement was structured as a capped ASR agreement in which we paid $500 million and received an initial delivery of 1.3 million shares and an additional amount of 0.2 million during the month of February, representing a minimum number of shares of our common stock to be repurchased based on a calculation using a specified capped price per share. We completed the ASR agreement on July 27, 2020 and received an additional 0.2 million shares.
2 The ASR agreement was structured as an uncapped ASR agreement in which we paid $500 million and received an initial delivery of 1.4 million shares, representing 85% of the $500 million at a price equal to the then market price of the Company. We completed the ASR agreement on July 27, 2020 and received an additional 0.3 million shares.
3 The ASR agreement was structured as an uncapped ASR agreement in which we paid $500 million and received an initial delivery of 2.2 million shares, representing 85% of the $500 million at a price equal to the then market price of the Company. We completed the ASR agreement on July 31, 2019 and received an additional 0.1 million shares.

Additionally, we purchased shares of our common stock in the open market for the periods ended June 30 as follows:

(in millions, except average price)
	Total number of shares purchased	Average price paid per share	Total cash utilized
Three Months
June 30, 2020	—	$—	$—
June 30, 2019	—	$—	$—
Six Months
June 30, 2020	0.5	$291.99	$150
June 30, 2019	0.8	$184.51	$144.00

During the six months ended June 30, 2020, we purchased a total of 3.4 million shares for $1,150 million of cash. During the fourth quarter of 2019, we repurchased shares for $3 million, which settled in the first quarter of 2020, resulting in $1,153 million of cash used to repurchase shares. During the six months ended June 30, 2019, we received 3.4 million shares, including 0.4 million shares received in January of 2019 related to our October 29, 2018 ASR agreement, resulting in $644 million of cash used to repurchase shares.

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

Noncontrolling interests that do not contain such redemption features are presented in equity.

Changes to redeemable noncontrolling interest during the six months ended June 30, 2020 were as follows:

(in millions)
Balance as of December 31, 2019	$2,268
Net income attributable to noncontrolling interest	95
Distributions payable to noncontrolling interest	(84)
Redemption value adjustment	124
Balance as of June 30, 2020	$2,403

Accumulated Other Comprehensive Loss

The following table summarizes the changes in the components of accumulated other comprehensive loss for the six months ended June 30, 2020:

(in millions)	Foreign Currency Translation Adjustments		Pension and Postretirement Benefit Plans		Unrealized Gain (Loss) on Foreign Forward Exchange Contracts		Accumulated Other Comprehensive Loss
Balance as of December 31, 2019	$(321)		$(305)		$2		$(624)
Other comprehensive (loss) income before reclassifications	(52)	1	(33)		(7)		(92)
Reclassifications from accumulated other comprehensive income (loss) to net earnings	—		8	2	4	3	12
Net other comprehensive (loss) income	(52)		(25)		(3)		(80)
Balance as of June 30, 2020	$(373)		$(330)		$(1)		$(704)
1Includes an unrealized gain related to the cross currency swaps entered into in December 2019. See note 5 – Derivative Instruments for additional detail of items recognized in accumulated other comprehensive loss.
2Reflects amortization of net actuarial losses and is net of a tax benefit of $1 million for the six months ended June 30, 2020. See Note 6 — Employee Benefits for additional details of items reclassed from accumulated other comprehensive loss to net earnings.
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

The calculation of basic and diluted EPS for the periods ended June 30 is as follows:

(in millions, except per share amounts)	Three Months		Six Months
	2020	2019	2020	2019
Amounts attributable to S&P Global Inc. common shareholders:
Net income	$792	$555	$1,431	$965

Basic weighted-average number of common shares outstanding	240.9	246.1	241.5	246.4
Effect of stock options and other dilutive securities	1.0	1.3	1.1	1.5
Diluted weighted-average number of common shares outstanding	241.9	247.4	242.6	247.9

Earnings per share attributable to S&P Global Inc. common shareholders:
Net income:
Basic	$3.29	$2.25	$5.92	$3.92
Diluted	$3.28	$2.24	$5.90	$3.89

We have certain stock options and restricted performance shares that are potentially excluded from the computation of diluted EPS. The effect of the potential exercise of stock options is excluded when the average market price of our common stock is lower than the exercise price of the related option during the period or when a net loss exists because the effect would have been antidilutive. Additionally, restricted performance shares are excluded because the necessary vesting conditions had not been met or when a net loss exists. For the three and six months ended June 30, 2020 and 2019, there were no stock options excluded. Restricted performance shares outstanding of 0.6 million as of June 30, 2020 and 2019, respectively, were excluded.

10. Restructuring

We continuously evaluate our cost structure to identify cost savings associated with streamlining our management structure. Our 2020 and 2019 restructuring plan consisted of a company-wide workforce reduction of approximately 90 and 300 positions, respectively, and are further detailed below. The charges for the restructuring plans are classified as selling and general expenses within the consolidated statements of income and the reserves are included in other current liabilities in the consolidated balance sheets.

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

The initial restructuring charge recorded and the ending reserve balance as of June 30, 2020 by segment is as follows:

	2020 Restructuring Plan		2019 Restructuring Plan
(in millions)	Initial Charge Recorded	Ending Reserve Balance	Initial Charge Recorded	Ending Reserve Balance
Ratings	$—	$—	$11	$1
Market Intelligence	2	1	6	3
Platts	—	—	1	—
Corporate	10	7	7	3
Total	$12	$8	$25	$7

We recorded a pre-tax restructuring charge of $12 million primarily related to employee severance charges for the 2020 restructuring plan during the six months ended June 30, 2020 and have reduced the reserve by $4 million. The ending reserve balance for the 2019 restructuring plan was $18 million as of December 31, 2019. For the six months ended June 30, 2020, we have reduced the reserve for the 2019 restructuring plan by $11 million. The reductions primarily related to cash payments for employee severance charges.

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

A summary of operating results for the periods ended June 30 is as follows:

Revenue	Three Months		Six Months
(in millions)	2020	2019	2020	2019
Ratings	$1,006	$801	$1,831	$1,497
Market Intelligence	516	487	1,034	969
Platts	217	213	433	420
Indices	240	235	499	452
Intersegment elimination [1]	(36)	(32)	(68)	(63)
Total revenue	$1,943	$1,704	$3,729	$3,275

Operating Profit	Three Months		Six Months
(in millions)	2020	2019	2020	2019
Ratings [2]	$693	$460	$1,213	$828
Market Intelligence [3]	159	137	306	271
Platts [4]	124	111	236	211
Indices [5]	171	163	353	312
Total reportable segments	1,147	871	2,108	1,622
Corporate Unallocated expense[6]	(42)	(58)	(91)	(104)
Total operating profit	$1,105	$813	$2,017	$1,518

1Revenue for Ratings and expenses for Market Intelligence include an intersegment royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings.
2 Operating profit for the three and six months ended June 30, 2019 includes employee severance charges of $11 million. Operating profit also includes amortization of intangibles from acquisitions of $2 million for the three and six months ended June 30, 2020 and $1 million for the three and six months ended June 30,2019.
3 Operating profit for the three and six months ended June 30, 2020 includes a gain on disposition of $1 million and $8 million, respectively. Operating profit for the six months ended June 30, 2020 also includes employee severance charges of $2 million. Operating profit for the three and six months ended June 30, 2019 includes employee severance charges of $1 million. Operating profit also includes amortization of intangibles from acquisitions of $20 million and $19 million for the three months ended June 30, 2020 and 2019, respectively, and $39 million and $37 million for the six months ended June 30, 2020 and 2019, respectively.
4 Operating profit for the three and six months ended June 30, 2019 includes employee severance charges of $1 million. Operating profit includes amortization of intangibles from acquisitions of $2 million and $3 million for the three months ended June 30, 2020 and 2019, respectively, and $4 million and $7 million for the six months ended June 30, 2020 and 2019, respectively.
5 Operating profit includes amortization of intangibles from acquisitions of $1 million for the three months ended June 30, 2020 and 2019 and $3 million for the six months ended June 30, 2020 and 2019.
6 Corporate Unallocated expense for the three and six months ended June 30, 2020 includes employee severance charges of $3 million and $10 million, respectively, and Kensho retention related expense of $2 million and $7 million, respectively. Corporate Unallocated Expense for the three and six months ended June 30, 2019 includes Kensho related expenses $5 million and $11 million, respectively, employee severance charges of $7 million, and a lease impairment of $5 million. Corporate Unallocated expense also includes amortization of intangibles from acquisitions of $7 million and $13 million for the three and six months ended June 30, 2020, respectively, and $7 million and $14 million for the three and six months ended June 30, 2019, respectively.

The following table presents our revenue disaggregated by revenue type for the periods ended June 30:

(in millions)	Ratings	Market Intelligence	Platts	Indices	Intersegment Elimination [1]	Total

	Three Months Ended June 30, 2020
Subscription	$—	$503	$201	$43	$—	$747
Non-subscription / Transaction	624	13	1	—	—	638
Non-transaction	382	—	—	—	(36)	346
Asset-linked fees	—	—	—	153	—	153
Sales usage-based royalties	—	—	15	44	—	59
Total revenue	$1,006	$516	$217	$240	$(36)	$1,943

Timing of revenue recognition
Services transferred at a point in time	$624	$13	$1	$—	$—	$638
Services transferred over time	382	503	216	240	(36)	1,305
Total revenue	$1,006	$516	$217	$240	$(36)	$1,943

	Six Months Ended June 30, 2020
Subscription	$—	$1,007	$398	$89	$—	$1,494
Non-subscription / Transaction	1,056	26	3	—	—	1,085
Non-transaction	775	—	—	—	(68)	707
Asset-linked fees	—	1	—	312	—	313
Sales usage-based royalties	—	—	32	98	—	130
Other revenue	—	—	—	—	—	—
Total revenue	$1,831	$1,034	$433	$499	$(68)	$3,729

Timing of revenue recognition
Services transferred at a point in time	$1,056	$26	$3	$—	$—	$1,085
Services transferred over time	775	1,008	430	499	(68)	2,644
Total revenue	$1,831	$1,034	$433	$499	$(68)	$3,729

(in millions)	Ratings	Market Intelligence	Platts	Indices	Intersegment Elimination [1]	Total

	Three Months Ended June 30, 2019
Subscription	$—	$471	$195	$40	$—	$706
Non-subscription / Transaction	422	12	3	—	—	437
Non-transaction	379	—	—	—	(32)	347
Asset-linked fees	—	4	—	159	—	163
Sales usage-based royalties	—	—	15	36	—	51
Total revenue	$801	$487	$213	$235	$(32)	$1,704

Timing of revenue recognition
Services transferred at a point in time	$422	$12	$3	$—	$—	$437
Services transferred over time	379	475	210	235	(32)	1,267
Total revenue	$801	$487	$213	$235	$(32)	$1,704

	Six Months Ended June 30, 2019
Subscription	$—	$939	$386	$80	$—	$1,405
Non-subscription / Transaction	746	21	5	—	—	772
Non-transaction	751	—	—	—	(63)	688
Asset-linked fees	—	9	—	302	—	311
Sales usage-based royalties	—	—	29	70	—	99
Other revenue	—	—	—	—	—	—
Total revenue	$1,497	$969	$420	$452	$(63)	$3,275

Timing of revenue recognition
Services transferred at a point in time	$746	$21	$5	$—	$—	$772
Services transferred over time	751	948	415	452	(63)	2,503
Total revenue	$1,497	$969	$420	$452	$(63)	$3,275
1 Intersegment eliminations primarily consists of a royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings.
2 In the third quarter of 2019, we reevaluated our transaction and non-transaction presentation which resulted in a reclassification from transaction revenue to non-transaction revenue of $7 million and $14 million for the three and six months ended June 30, 2019.

The following provides revenue by geographic region for the periods ended June 30:

(in millions)	Three Months		Six Months
	2020	2019	2020	2019
U.S.	$1,200	$1,014	$2,308	$1,957
European region	450	422	855	794
Asia	187	178	371	348
Rest of the world	106	90	195	176
Total	$1,943	$1,704	$3,729	$3,275

See Note 2 — Acquisitions and Divestitures and Note 10 — Restructuring for additional actions that impacted the segment operating results.

12. Commitments and Contingencies

Leases

We determine whether an arrangement meets the criteria for an operating lease or a finance lease at the inception of the arrangement. We have operating leases for office space and equipment. Our leases have remaining lease terms of 1 year to 13 years, some of which include options to extend the leases for up to 12 years, and some of which include options to terminate the leases within 1 year. We consider these options in determining the lease term used to establish our right of use ("ROU") assets and associated lease liabilities. We sublease certain real estate leases to third parties which mainly consist of operating leases for space within our offices.

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
The following table provides information on the location and amounts of our leases on our consolidated balance sheets as of June 30, 2020 and December 31, 2019:

(in millions)		June 30,	December 31,
Balance Sheet Location		2020	2019
Assets
Right of use assets	Lease right of use assets	$626	$676
Liabilities
Other current liabilities	Current lease liabilities	103	112
Lease liabilities — non-current	Non-current lease liabilities	578	620

The components of lease expense for the periods ended June 30 are as follows:

(in millions)	Three Months		Six Months
	2020	2019	2020	2019
Operating lease cost	$39	$41	$75	$77
Sublease income	(1)	(4)	(5)	(8)
Total lease cost	$38	$37	$70	$69

Supplemental information related to leases for the periods ended June 30 are as follows:

(in millions)	Three Months		Six Months
	2020	2019	2020	2019
Cash paid for amounts included in the measurement for operating lease liabilities
Operating cash flows from operating leases	$33	$36	72	71

Right of use assets obtained in exchange for lease obligations
Operating leases	—	23	6	737

Weighted-average remaining lease term and discount rate for our operating leases are as follows:

	June 30,	December 31,
	2020	2019
Weighted-average remaining lease term (years)	8.7	9.0
Weighted-average discount rate	3.84%	3.93%

Maturities of lease liabilities for our operating leases are as follows:

(in millions)
2020 (Excluding the six months ended June 30, 2020)	$64
2021	116
2022	100
2023	82
2024	66
2025 and beyond	358
Total undiscounted lease payments	$786
Less: Imputed interest	105
Present value of lease liabilities	$681

Related Party Agreements

In June of 2012, we entered into a license agreement (the "License Agreement") with the holder of S&P Dow Jones Indices LLC noncontrolling interest, CME Group, replacing the 2005 license agreement between Indices and CME Group. Under the terms of the License Agreement, S&P Dow Jones Indices LLC receives a share of the profits from the trading and clearing of CME Group's equity index products. During the three and six months ended June 30, 2020, S&P Dow Jones Indices LLC earned $40 million and $87 million, respectively, of revenue under the terms of the License Agreement. During the three and six months ended June 30, 2019, S&P Dow Jones Indices LLC earned $30 million and $59 million, respectively, of revenue under the terms of the License Agreement. The entire amount of this revenue is included in our consolidated statement of income and the portion related to the 27% noncontrolling interest is removed in net income attributable to noncontrolling interests.

Legal and Regulatory Matters

In the normal course of business both in the United States and abroad, the Company and its subsidiaries are defendants in a number of legal proceedings and are often the subject of government and regulatory proceedings, investigations and inquiries.

In the second quarter of 2020, Indices, a joint venture with CME Group controlled by the Company, received a “Wells Notice” from the Staff of the SEC stating that the Staff has made a preliminary determination to recommend that the SEC file an enforcement action against Indices. The proposed action would allege violations of federal securities laws with respect to the absence of disclosure of a quality assurance mechanism and the impact of that mechanism on certain volatility related index values published on one business day in 2018. The Staff’s recommendation may involve a civil injunctive action, a cease and desist proceeding, disgorgement, pre-judgment interest and civil money penalties. The Wells Notice is neither a formal allegation nor a finding of wrongdoing. It allows Indices the opportunity to provide its perspective and to address the issues raised by the Staff before any decision is made by the SEC on whether to authorize the commencement of an enforcement proceeding. Indices has been cooperating with the SEC in this matter and intends to continue to do so.

From time to time, the Company receives customer complaints, particularly, though not exclusively, in its Ratings and Indices segments. The Company believes it has strong contractual protections in the terms and conditions included in its arrangements with customers. Nonetheless, in the interest of managing customer relationships, the Company from time to time engages in dialogue with such customers in an effort to resolve such complaints, and if such complaints cannot be resolved through dialogue, may face litigation regarding such complaints. The Company does not expect to incur material losses as a result of these matters.

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

13. Recently Issued or Adopted Accounting Standards

In January of 2020, the Financial Accounting Standards Board ("FASB") issued guidance intended to clarify the interaction of the accounting for equity securities under Accounting Standards Codification ("ASC") 321, investments accounted for under the equity method of accounting under ASC 323, and the accounting for certain forward contracts and purchased options accounted for under ASC 815. This guidance could change how the Company accounts for an equity security under the measurement alternative. The guidance is effective for reporting periods beginning after December 15, 2020; however early adoption is permitted. We are currently evaluating the impact of the adoption of this guidance on our consolidated financial statements.

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

In November of 2018, the FASB issued guidance that provides clarification on whether certain transactions between collaborative arrangement participants should be accounted for as revenue under ASC 606. The guidance was effective on January 1, 2020, and the adoption of this guidance did not have a significant impact on our consolidated financial statements.

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

In June of 2016, the FASB issued guidance amending the measurement of credit losses on certain financial instruments by requiring the use of an expected loss methodology, which will result in more timely recognition of credit losses. We adopted this guidance on January 1, 2020. The adoption of this guidance impacted our process for assessing the adequacy of our allowance for doubtful accounts on accounts receivable and contract assets by incorporating data points that provide indicators of future economic conditions including forecasted industry default rates and industry index benchmarks in concert with our historical process contemplating experienced receivable write off rates from past events and current economic conditions. The adoption of this guidance did not have a significant impact on our consolidated financial statements. During the six months ended June 30, 2020, we incorporated the forecasted impact of future economic conditions into our allowance for doubtful accounts measurement process including the expected adverse impact of COVID-19 on the global economy.

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

	Statement of Income
	Three Months Ended June 30, 2020
	(Unaudited)
(in millions)	S&P Global Inc.	Standard & Poor's Financial Services LLC	Non-Guarantor Subsidiaries	Eliminations	S&P Global Inc. Consolidated
Revenue	$214	$651	$1,121	$(43)	$1,943
Expenses:
Operating-related expenses	26	108	400	(41)	493
Selling and general expenses	9	66	222	(2)	295
Depreciation	10	3	6	—	19
Amortization of intangibles	—	—	32	—	32
Total expenses	45	177	660	(43)	839
Gain on disposition	—	—	(1)	—	(1)
Operating profit	169	474	462	—	1,105
Other (income) expense, net	(3)	—	(7)	—	(10)
Interest expense (income), net	40	1	(1)	—	40
Non-operating intercompany transactions	95	(7)	(769)	681	—
Income before taxes on income	37	480	1,239	(681)	1,075
(Benefit) provision for taxes on income	(25)	122	136	—	233
Equity in net income of subsidiaries	1,411	—	—	(1,411)	—
Net income	$1,473	$358	$1,103	$(2,092)	$842
Less: net income attributable to noncontrolling interests	—	—	—	(50)	(50)
Net income attributable to S&P Global Inc.	$1,473	$358	$1,103	$(2,142)	$792
Comprehensive income	$1,417	$358	$1,114	$(2,091)	$798

	Statement of Income
	Six Months Ended June 30, 2020
	(Unaudited)
(in millions)	S&P Global Inc.	Standard & Poor's Financial Services LLC	Non-Guarantor Subsidiaries	Eliminations	S&P Global Inc. Consolidated
Revenue	$427	$1,176	$2,209	$(83)	$3,729
Expenses:
Operating-related expenses	57	226	812	(81)	1,014
Selling and general expenses	84	93	431	(2)	606
Depreciation	20	5	14	—	39
Amortization of intangibles	—	—	61	—	61
Total expenses	161	324	1,318	(83)	1,720
Gain on disposition	—	—	(8)	—	(8)
Operating profit	266	852	899	—	2,017
Other income, net	(8)	—	(1)	—	(9)
Interest expense (income), net	77	1	(4)	—	74
Non-operating intercompany transactions	198	(20)	(1,333)	1,155	—
Income before taxes on income	(1)	871	2,237	(1,155)	1,952
(Benefit) provision for taxes on income	(9)	213	217	—	421
Equity in net income of subsidiaries	2,578	—	—	(2,578)	—
Net income	$2,586	$658	$2,020	$(3,733)	$1,531
Less: net income attributable to noncontrolling interests	—	—	—	(100)	(100)
Net income attributable to S&P Global Inc.	$2,586	$658	$2,020	$(3,833)	$1,431
Comprehensive income	$2,564	$658	$1,962	$(3,733)	$1,451

	Statement of Income
	Three Months Ended June 30, 2019
	(Unaudited)
(in millions)	S&P Global Inc.	Standard & Poor's Financial Services LLC	Non-Guarantor Subsidiaries	Eliminations	S&P Global Inc. Consolidated
Revenue	$208	$489	$1,047	$(40)	$1,704
Expenses:
Operating-related expenses	65	110	336	(40)	471
Selling and general expenses	32	83	253	—	368
Depreciation	10	4	7	—	21
Amortization of intangibles	—	—	31	—	31
Total expenses	107	197	627	(40)	891
Operating profit	101	292	420	—	813
Other income, net	(5)	—	(1)	—	(6)
Interest expense (income), net	40	—	(3)	—	37
Non-operating intercompany transactions	95	(20)	(1,234)	1,159	—
Income before taxes on income	(29)	312	1,658	(1,159)	782
(Benefit) provision for taxes on income	(3)	89	94	—	180
Equity in net income of subsidiaries	1,741	—	—	(1,741)	—
Net income	$1,715	$223	$1,564	$(2,900)	$602
Less: net income attributable to noncontrolling interests	—	—	—	(47)	(47)
Net income attributable to S&P Global Inc.	$1,715	$223	$1,564	$(2,947)	$555
Comprehensive income	$1,721	$223	$1,540	$(2,900)	$584

	Statement of Income
	Six Months Ended June 30, 2019
	(Unaudited)
(in millions)	S&P Global Inc.	Standard & Poor's Financial Services LLC	Non-Guarantor Subsidiaries	Eliminations	S&P Global Inc. Consolidated
Revenue	$409	$925	$2,018	$(77)	$3,275
Expenses:
Operating-related expenses	131	227	663	(77)	944
Selling and general expenses	29	164	516	—	709
Depreciation	22	6	13	—	41
Amortization of intangibles	—	—	63	—	63
Total expenses	182	397	1,255	(77)	1,757
Operating profit	227	528	763	—	1,518
Other expense (income), net	102	—	(5)	—	97
Interest expense (income), net	77	—	(4)	—	73
Non-operating intercompany transactions	191	(37)	(1,336)	1,182	—
Income before taxes on income	(143)	565	2,108	(1,182)	1,348
(Benefit) provision for taxes on income	(43)	159	177	—	293
Equity in net income of subsidiaries	2,247	—	—	(2,247)	—
Net income	$2,147	$406	$1,931	$(3,429)	$1,055
Less: net income attributable to noncontrolling interests	—	—	—	(90)	(90)
Net income attributable to S&P Global Inc.	$2,147	$406	$1,931	$(3,519)	$965
Comprehensive income	$2,235	$406	$1,935	$(3,430)	$1,146

	Balance Sheet
	June 30, 2020
	(Unaudited)
(in millions)	S&P Global Inc.	Standard & Poor's Financial Services LLC	Non-Guarantor Subsidiaries	Eliminations	S&P Global Inc. Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$1,602	$—	$1,065	$—	$2,667
Restricted cash	—	—	17	—	17
Accounts receivable, net of allowance for doubtful accounts	224	264	1,069	—	1,557
Intercompany receivable	599	3,129	4,426	(8,154)	—
Prepaid and other current assets	87	—	131	—	218
Total current assets	2,512	3,393	6,708	(8,154)	4,459
Property and equipment, net of accumulated depreciation	193	—	106	—	299
Right of use assets	377	1	248	—	626
Goodwill	283	—	3,410	7	3,700
Other intangible assets, net	—	—	1,407	—	1,407
Investments in subsidiaries	12,080	5	8,226	(20,311)	—
Intercompany loans receivable	17	—	947	(964)	—
Other non-current assets	249	35	331	(1)	614
Total assets	$15,711	$3,434	$21,383	$(29,423)	$11,105
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$67	$16	$103	$—	$186
Intercompany payable	6,998	28	1,128	(8,154)	—
Accrued compensation and contributions to retirement plans	114	28	153	—	295
Income taxes currently payable	223	—	51	—	274
Unearned revenue	317	251	1,282	—	1,850
Other current liabilities	176	14	245	—	435
Total current liabilities	7,895	337	2,962	(8,154)	3,040
Long-term debt	3,950	—	—	—	3,950
Lease liabilities — non-current	361	1	216	—	578
Intercompany loans payable	—	—	964	(964)	—
Pension and other postretirement benefits	177	—	83	—	260
Other non-current liabilities	161	75	370	—	606
Total liabilities	12,544	413	4,595	(9,118)	8,434
Redeemable noncontrolling interest	—	—	—	2,403	2,403
Equity:
Common stock	294	—	2,375	(2,375)	294
Additional paid-in capital	(29)	635	9,515	(9,359)	762
Retained income	16,429	2,386	5,453	(11,079)	13,189
Accumulated other comprehensive loss	(197)	—	(556)	49	(704)
Less: common stock in treasury	(13,330)	—	(1)	—	(13,331)
Total equity - controlling interests	3,167	3,021	16,786	(22,764)	210
Total equity - noncontrolling interests	—	—	2	56	58
Total equity	3,167	3,021	16,788	(22,708)	268
Total liabilities and equity	$15,711	$3,434	$21,383	$(29,423)	$11,105

	Balance Sheet
	December 31, 2019
(in millions)	S&P Global Inc.	Standard & Poor's Financial Services LLC	Non-Guarantor Subsidiaries	Eliminations	S&P Global Inc. Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$1,130	$—	$1,736	$—	$2,866
Restricted cash	—	—	20	—	20
Accounts receivable, net of allowance for doubtful accounts	229	148	1,200	—	1,577
Intercompany receivable	675	2,855	3,983	(7,513)	—
Prepaid and other current assets	102	2	145	—	249
Total current assets	2,136	3,005	7,084	(7,513)	4,712
Property and equipment, net of accumulated depreciation	204	—	116	—	320
Right of use assets	402	1	273	—	676
Goodwill	283	—	3,283	9	3,575
Other intangible assets, net	—	—	1,424	—	1,424
Investments in subsidiaries	12,134	6	8,088	(20,228)	—
Intercompany loans receivable	17	—	1,229	(1,246)	—
Other non-current assets	281	37	324	(1)	641
Total assets	$15,457	$3,049	$21,821	$(28,979)	$11,348
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$80	$11	$99	$—	$190
Intercompany payable	6,288	27	1,198	(7,513)	—
Accrued compensation and contributions to retirement plans	148	61	237	—	446
Income taxes currently payable	7	—	61	—	68
Unearned revenue	297	243	1,388	—	1,928
Other current liabilities	187	18	256	—	461
Total current liabilities	7,007	360	3,239	(7,513)	3,093
Long-term debt	3,948	—	—	—	3,948
Lease liabilities — non-current	383	1	236	—	620
Intercompany loans payable	—	—	1,246	(1,246)	—
Pension and other postretirement benefits	178	—	81	—	259
Other non-current liabilities	171	81	373	(1)	624
Total liabilities	11,687	442	5,175	(8,760)	8,544
Redeemable noncontrolling interest	—	—	—	2,268	2,268
Equity:
Common stock	294	—	2,377	(2,377)	294
Additional paid-in capital	112	632	9,362	(9,203)	903
Retained income	15,836	1,975	5,404	(11,010)	12,205
Accumulated other comprehensive loss	(175)	—	(497)	48	(624)
Less: common stock in treasury	(12,297)	—	(2)	—	(12,299)
Total equity - controlling interests	3,770	2,607	16,644	(22,542)	479
Total equity - noncontrolling interests	—	—	2	55	57
Total equity	3,770	2,607	16,646	(22,487)	536
Total liabilities and equity	$15,457	$3,049	$21,821	$(28,979)	$11,348

	Statement of Cash Flows
	Six Months Ended June 30, 2020
	(Unaudited)
(in millions)	S&P Global Inc.	Standard & Poor's Financial Services LLC	Non-Guarantor Subsidiaries	Eliminations	S&P Global Inc. Consolidated
Operating Activities:
Net income	$2,586	$658	$2,020	$(3,733)	$1,531
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	20	5	14	—	39
Amortization of intangibles	—	—	61	—	61
Provision for losses on accounts receivable	4	4	6	—	14
Deferred income taxes	6	(1)	(2)	—	3
Stock-based compensation	8	3	11	—	22
Gain on disposition	—	—	(8)	—	(8)
Pension settlement charge, net of taxes	—	—	2	—	2
Other	19	—	8	—	27
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	1	(106)	135	—	30
Prepaid and other current assets	(62)	41	(27)	—	(48)
Accounts payable and accrued expenses	(48)	(38)	(106)	—	(192)
Unearned revenue	21	8	(85)	—	(56)
Other current liabilities	(12)	6	(10)	—	(16)
Net change in prepaid/accrued income taxes	293	(41)	(5)	—	247
Net change in other assets and liabilities	(2)	(18)	(19)	—	(39)
Cash provided by operating activities	2,834	521	1,995	(3,733)	1,617
Investing Activities:
Capital expenditures	(8)	(3)	(7)	—	(18)
Acquisitions, net of cash acquired	—	—	(185)	—	(185)
Proceeds from dispositions	—	—	2	—	2
Changes in short-term investments	—	—	15	—	15
Cash used for investing activities	(8)	(3)	(175)	—	(186)
Financing Activities:
Dividends paid to shareholders	(323)	—	—	—	(323)
Distributions to noncontrolling interest holders, net	—	—	(92)	—	(92)
Repurchase of treasury shares	(1,153)	—	—	—	(1,153)
Exercise of stock options	9	—	3	—	12
Employee withholding tax on share-based payments	(54)	—	—	—	(54)
Intercompany financing activities	(827)	(518)	(2,388)	3,733	—
Cash used for financing activities	(2,348)	(518)	(2,477)	3,733	(1,610)
Effect of exchange rate changes on cash	(6)	—	(17)	—	(23)
Net change in cash, cash equivalents, and restricted cash	472	—	(674)	—	(202)
Cash, cash equivalents, and restricted cash at beginning of period	1,130	—	1,756	—	2,886
Cash, cash equivalents, and restricted cash at end of period	$1,602	$—	$1,082	$—	$2,684

	Statement of Cash Flows
	Six Months Ended June 30, 2019
	(Unaudited)
(in millions)	S&P Global Inc.	Standard & Poor's Financial Services LLC	Non-Guarantor Subsidiaries	Eliminations	S&P Global Inc. Consolidated
Operating Activities:
Net income	$2,147	$406	$1,931	$(3,429)	$1,055
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	22	6	13	—	41
Amortization of intangibles	—	—	63	—	63
Provision for losses on accounts receivable	3	3	6	—	12
Deferred income taxes	22	1	7	—	30
Stock-based compensation	9	4	20	—	33
Pension settlement charge, net of taxes	85	—	—	—	85
Other	8	7	23	—	38
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(109)	(88)	102	—	(95)
Prepaid and other current assets	(1)	2	(43)	—	(42)
Accounts payable and accrued expenses	1	(13)	(62)	—	(74)
Unearned revenue	28	27	(55)	—	—
Accrued legal settlements	—	(1)	—	—	(1)
Other current liabilities	(57)	(3)	(23)	—	(83)
Net change in prepaid/accrued income taxes	15	—	—	—	15
Net change in other assets and liabilities	(26)	(4)	(37)	—	(67)
Cash provided by operating activities	2,147	347	1,945	(3,429)	1,010
Investing Activities:
Capital expenditures	(25)	(3)	(18)	—	(46)
Acquisitions, net of cash acquired	—	—	(4)	—	(4)
Changes in short-term investments	—	—	(3)	—	(3)
Cash used for investing activities	(25)	(3)	(25)	—	(53)
Financing Activities:
Dividends paid to shareholders	(281)	—	—	—	(281)
Distributions to noncontrolling interest holders, net	—	—	(59)	—	(59)
Repurchase of treasury shares	(644)	—	—	—	(644)
Exercise of stock options	29	—	2	—	31
Employee withholding tax on share-based payments, and other	(53)	—	(2)	—	(55)
Intercompany financing activities	(1,311)	(344)	(1,774)	3,429	—
Cash used for financing activities	(2,260)	(344)	(1,833)	3,429	(1,008)
Effect of exchange rate changes on cash	—	—	13	—	13
Net change in cash, cash equivalents, and restricted cash	(138)	—	100	—	(38)
Cash, cash equivalents, and restricted cash at beginning of period	694	—	1,264	—	1,958
Cash, cash equivalents, and restricted cash at end of period	$556	$—	$1,364	$—	$1,920

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

The following Management's Discussion and Analysis (“MD&A”) provides a narrative of the results of operations and financial condition of S&P Global Inc. (together with its consolidated subsidiaries, "S&P Global," the “Company,” “we,” “us” or “our”) for the three and six months ended June 30, 2020. The MD&A should be read in conjunction with the consolidated financial statements, accompanying notes and MD&A included in our Form 10-K for the year ended December 31, 2019 (our “Form 10-K”), which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The MD&A includes the following sections:
•Overview
•Results of Operations — Comparing the Three and Six Months Ended June 30, 2020 and 2019
•Liquidity and Capital Resources
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
Key results for the periods ended June 30 are as follows:

(in millions, except per share amounts)	Three Months			Six Months
	2020	2019	% Change [1]	2020	2019	% Change [1]
Revenue	$1,943	$1,704	14%	$3,729	$3,275	14%
Operating profit [2]	$1,105	$813	36%	$2,017	$1,518	33%
Operating margin %	57%	48%		54%	46%
Diluted earnings per share from net income	$3.28	$2.24	46%	$5.90	$3.89	51%
1  % changes in the tables throughout the MD&A are calculated off of the actual number, not the rounded number presented.
2 Operating profit for the three months ended June 30, 2020 includes employee severance charges of $3 million, Kensho retention related expense of $2 million and a gain on disposition of $1 million. Operating profit for the six months ended June 30, 2020 includes employee severance charges of $12 million, a gain on disposition of $8 million and Kensho retention related expense of $7 million. Operating profit for the three and six months ended June 30, 2019 includes employee severance charges of $20 million and a lease impairment of $5 million. Additionally, operating profit for the three and six months ended June 30, 2019 includes Kensho retention related expense of $5 million and $11 million, respectively. Operating profit also includes amortization of intangibles from acquisitions of $32 million and $31 million for the three months ended June 30, 2020 and 2019, respectively, and $61 million and $63 million for the six months ended June 30, 2020 and 2019, respectively.

Three Months

Revenue increased 14% driven by increases at all of our reportable segments. Revenue growth at Ratings was mainly driven by an increase in transaction revenue due to higher corporate bond ratings revenue, partially offset by a decrease in bank loan ratings revenue and structured finance revenue. Revenue growth at Market Intelligence was driven by annualized contract value growth in Market Intelligence Desktop products, Credit Risk Solutions and Data Management Solutions. Revenue growth at Indices was due to higher exchange-traded derivatives trading volumes and an increase in data subscription revenue, partially offset by the unfavorable impact of benefits related to a contract renegotiation and retrospective fee that were recognized in the second quarter of 2019. The revenue increase at Platts was primarily due to continued demand for market data and price assessment products. Foreign exchange rates had an unfavorable impact of less than 1 percentage point.

Operating profit increased 36%, with a favorable impact from foreign exchange rates of 1 percentage point. Excluding the impact of higher employee severance charges in 2019 of 4 percentage points and a lease impairment charge in 2019 of 1 percentage point, operating profit increased 31%. The increase was primarily due to revenue growth at all of our reportable segments combined with a reduction in expenses driven by a decrease in travel and entertainment expenses from non-essential travel restrictions in response to the 2019 novel coronavirus ("COVID-19"), lower professional fees at Ratings from increased leverage from the Global Technology Center, lower costs due to the postponement of events due to COVID-19 and the favorable impact of foreign exchange rates, partially offset by higher compensation costs driven by annual merit increases and additional headcount.

Six Months

Revenue increased 14% driven by increases at all of our reportable segments. Revenue growth at Ratings was mainly driven by an increase in transaction revenue due to higher corporate bond ratings revenue, partially offset by a decrease in bank loan ratings revenue. Revenue growth at Market Intelligence was driven by annualized contract value growth in Market Intelligence Desktop products, Credit Risk Solutions and Data Management Solutions. Revenue growth at Indices was due to higher exchange-traded derivatives trading volumes, higher average levels of assets under management ("AUM") for ETFs and an increase in data subscription revenue. The revenue increase at Platts was primarily due to continued demand for market data and price assessment products. Foreign exchange rates had an unfavorable impact of less than 1 percentage point.

Operating profit increased 33%, with a favorable impact from foreign exchange rates of 2 percentage points. Excluding the favorable impact of a gain on disposition of 1 percentage point, higher employee severance charges in 2019 of 1 percentage point, a lease impairment charge in 2019 of 1 percentage point and higher Kensho retention related expense in 2019 of 1 percentage point, operating profit increased 29%. The increase was primarily due to revenue growth at all of our reportable segments combined with a reduction in expenses driven by a decrease in travel and entertainment expenses from non-essential travel restrictions in response to COVID-19, lower professional fees at Ratings from increased leverage from the Global Technology Center, lower costs due to the postponement of events due to COVID-19 and the favorable impact of foreign exchange rates, partially offset by higher compensation costs driven by annual merit increases and additional headcount.

We are closely monitoring the impact of the outbreak of COVID-19 on all aspects of our business. While COVID-19 did not have a material adverse effect on our reported results for the three and six months ended June 30, 2020, we are unable to predict the ultimate impact that it may have on our business, future results of operations, financial position or cash flows. While we have modeled and updated the financial implications of three and six month recovery scenarios, factoring in data points from both internal and external economists and a range of observable market sources and incorporated the impact into our 2020 guidance expectations, the extent to which our results of operations may be impacted by the COVID-19 pandemic will depend largely on future developments, which are uncertain and cannot be accurately predicted.

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

RESULTS OF OPERATIONS — COMPARING THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

Consolidated Review

(in millions)	Three Months			Six Months
	2020	2019	% Change	2020	2019	% Change
Revenue	$1,943	$1,704	14%	$3,729	$3,275	14%
Total Expenses:
Operating-related expenses	493	471	5%	1,014	944	7%
Selling and general expenses	295	368	(20)%	606	709	(15)%
Depreciation and amortization	51	52	—%	100	104	(2)%
Total expenses	839	891	(6)%	1,720	1,757	(2)%
Gain on disposition	(1)	—	N/M	(8)	—	N/M
Operating profit	1,105	813	36%	2,017	1,518	33%
Other expense, net	(10)	(6)	(61)%	(9)	97	N/M
Interest expense, net	40	37	8%	74	73	1%
Provision for taxes on income	233	180	29%	421	293	44%
Net income	842	602	40%	1,531	1,055	45%
Less: net income attributable to noncontrolling interests	(50)	(47)	(6)%	(100)	(90)	(11)%
Net income attributable to S&P Global Inc.	$792	$555	43%	$1,431	$965	48%

Revenue

The following table provides consolidated revenue information for the periods ended June 30:

(in millions)	Three Months			Six Months
	2020	2019	% Change	2020	2019	% Change
Revenue	$1,943	$1,704	14%	$3,729	$3,275	14%

Subscription revenue	$747	$706	6%	$1,494	$1,405	6%
Non-subscription / transaction revenue	638	437	46%	1,085	772	41%
Non-transaction revenue	346	347	—%	707	688	3%
Asset-linked fees	153	163	(6)%	313	311	1%
Sales usage-based royalties	59	51	16%	130	99	31%

% of total revenue:
Subscription revenue	38%	41%		41%	43%
Non-subscription / transaction revenue	33%	26%		29%	24%
Non-transaction revenue	18%	20%		19%	21%
Asset-linked fees	8%	10%		8%	9%
Sales usage-based royalties	3%	3%		3%	3%

U.S. revenue	$1,200	$1,014	18%	$2,308	$1,957	18%
International revenue:
European region	450	422	7%	855	794	8%
Asia	187	178	5%	371	348	7%
Rest of the world	106	90	17%	195	176	11%
Total international revenue	$743	$690	8%	$1,421	$1,318	8%
% of total revenue:
U.S. revenue	62%	60%		62%	60%
International revenue	38%	40%		38%	40%

Three Months

Subscription revenue increased primarily from growth in Market Intelligence's average contract values and continued demand for Platts proprietary content. Higher data subscription revenue at Indices also contributed to subscription revenue growth. Non-transaction revenue increased primarily due to an increase in surveillance and royalty revenue, partially offset by lower entity credit ratings revenue, a decline in Ratings Evaluation Service ("RES") activity and the unfavorable impact of foreign exchange rates. Non-subscription / transaction revenue increased due to an increase in corporate bond ratings revenue, partially offset by lower bank loan ratings revenue and structured finance revenue at Ratings. Asset linked fees decreased reflecting unfavorable impact of a benefit that was recognized in the second quarter of 2019 at Indices. The increase in sales-usage based royalties was primarily driven by higher exchange-traded derivative volumes at Indices. See “Segment Review” below for further information.

The unfavorable impact of foreign exchange rates reduced revenue by less than 1 percentage point. This impact refers to constant currency comparisons estimated by recalculating current year results of foreign operations using the average exchange rate from the prior year.

Six Months

Subscription revenue increased primarily from growth in Market Intelligence's average contract values and continued demand for Platts proprietary content. Higher data subscription revenue at Indices also contributed to subscription revenue growth. Non-transaction revenue increased primarily due to an increase in surveillance and royalty revenue, partially offset by lower entity credit ratings revenue, a decline in RES activity and the unfavorable impact of foreign exchange rates. Non-subscription / transaction revenue increased due to an increase in corporate bond ratings revenue, partially offset by a decrease in bank loan ratings revenue at Ratings. Asset linked fees increased due to the impact of higher average levels of assets under management for ETFs at Indices. The increase in sales-usage based royalties was primarily driven by higher exchange-traded derivative volumes at Indices. See “Segment Review” below for further information.

The unfavorable impact of foreign exchange rates reduced revenue by less than 1 percentage point. This impact refers to constant currency comparisons estimated by recalculating current year results of foreign operations using the average exchange rate from the prior year.

Total Expenses

The following tables provide an analysis by segment of our operating-related expenses and selling and general expenses for the periods ended June 30:

Three Months

(in millions)	2020		2019		% Change
	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses
Ratings [1]	$217	$86	$223	$109	(2)%	(21)%
Market Intelligence [2]	220	113	187	138	17%	(19)%
Platts [3]	45	44	48	48	(6)%	(9)%
Indices	37	30	37	33	(1)%	(10)%
Intersegment eliminations [4]	(34)	(2)	(32)	—	(6)%	-
Total segments	485	271	463	328	5%	(18)%
Corporate Unallocated expense [5]	8	24	8	40	(2)%	(39)%
Total	$493	$295	$471	$368	5%	(20)%

1 In 2019, selling and general expenses include employee severance charges of $11 million.
2 In 2019, selling and general expenses include employee severance charges of $1 million.
3 In 2019, selling and general expenses include employee severance charges of $1 million.
4 Intersegment eliminations primarily relate to a royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings.
5 In 2020, selling and general expenses include employee severance charges of $3 million. In 2019, selling and general expenses include employee severance charges of $7 million and a lease impairment of $5 million. In 2020 and 2019, selling and general expenses include Kensho retention related expense of $2 million and $5 million, respectively.

Operating-Related Expenses

Operating-related expenses increased 5% driven by an increase at Market Intelligence due to higher compensation costs associated with investments in growth initiatives and the acquisition of 451 Research, LLC, as well as an increase in intersegment royalties tied to annualized contract value growth. This increase was partially offset by decreases at Ratings and Platts driven by a decrease in travel and entertainment expenses from non-essential travel restrictions in response to COVID-19 and lower professional fees at Ratings from increased leverage from the Global Technology Center.

Intersegment eliminations primarily relate to a royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings.

Selling and General Expenses

Selling and general expenses decreased 20% primarily driven by decreases at Market Intelligence and Ratings and a decline in Corporate Unallocated expense. Excluding the impact of higher employee severance charges in 2019 of 4 percentage points, a lease impairment charge in 2019 of 1 percentage point and higher Kensho retention related expense in 2019 of 1 percentage point, selling and general expenses decreased 14%. This decrease was primarily driven by decreases at Market Intelligence and Ratings due to a decrease in travel and entertainment expenses from non-essential travel restrictions in response to COVID-19.

Depreciation and Amortization

Depreciation and amortization decreased by less than 1% as a decrease in depreciation expense related to assets being fully amortized at Ratings was partially offset by an increase in amortization expense primarily from the acquisitions of RobecoSAM and 451 Research, LLC in January 2020 and December 2019, respectively.

Six Months

(in millions)	2020		2019		% Change
	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses
Ratings [1]	$439	$161	$447	$205	(2)%	(21)%
Market Intelligence [2]	447	239	367	282	22%	(15)%
Platts [3]	95	93	98	99	(3)%	(6)%
Indices	81	61	75	60	7%	2%
Intersegment eliminations [4]	(66)	(2)	(63)	—	(5)%	-
Total segments	996	552	925	646	8%	(14)%
Corporate Unallocated expense [5]	18	54	19	64	(5)%	(16)%
Total	$1,014	$606	$944	$709	7%	(15)%

1 In 2019, selling and general expenses include employee severance charges of $11 million.
2 In 2020, selling and general expenses include employee severance charges of $2 million. In 2019, selling and general expenses include employee severance charges of $1 million.
3 In 2019, selling and general expenses include employee severance charges of $1 million.
4 Intersegment eliminations primarily relate to a royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings.
5 In 2020 and 2019, selling and general expenses include employee severance charges of $10 million and $7 million, respectively. In 2019, selling and general expenses include a lease impairment charge of $5 million. In 2020 and 2019, selling and general expenses include Kensho retention related expense of $7 million and $11 million, respectively.

Operating-Related Expenses

Operating-related expenses increased 7% driven by increases at Market Intelligence and Indices. The increase at Market Intelligence was primarily due to higher compensation costs driven by investments in growth initiatives and the acquisition of 451 Research, LLC, as well as an increase in intersegment royalties tied to annualized contract value growth. The increase at Indices was primarily due to higher compensation costs. These increases were partially offset by decreases at Ratings and Platts primarily due to a decrease in travel and entertainment expenses from non-essential travel restrictions in response to COVID-19, the disposition of RigData, and lower professional fees at Ratings from increased leverage from the Global Technology Center.

Intersegment eliminations primarily relate to a royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings.

Selling and General Expenses

Selling and general expenses decreased 15%. Excluding the impact of higher employee severance charges in 2019 of 1 percentage point and a lease impairment charge in 2019 of 1 percentage point, selling and general expenses decreased 13%. This decrease was primarily driven by decreases at Market Intelligence and Ratings due to a decrease in travel and entertainment expenses from non-essential travel restrictions in response to COVID-19.

Depreciation and Amortization

Depreciation and amortization decreased $2 million or 2% due to assets being fully amortized at Market Intelligence, Ratings and Platts and a decrease in amortization expense at Platts and Kensho. The decrease in amortization expense was partially offset by an increase from the acquisitions of RobecoSAM and 451 Research, LLC in January 2020 and December 2019, respectively.

Gain on Disposition
During the three and six months ended June 30, 2020, we completed the following disposition that resulted in a pre-tax gain of $1 million and $8 million, respectively, which was included in Gain on disposition in the consolidated statements of income:
•In January of 2020, Market Intelligence entered into a strategic alliance to transition S&P Global Market Intelligence's Investor Relations ("IR") webhosting business to Q4 Inc. ("Q4"), a third party provider of investor relations related services. This alliance will integrate Market Intelligence's proprietary data into Q4's portfolio of solutions, enabling further opportunities for commercial collaboration. In connection with transitioning its IR webhosting business to Q4, Market Intelligence made a minority investment in Q4. During the three months and six months ended June 30, 2020, we recorded a pre-tax gain of $1 million ($1 million after-tax) and $8 million ($8 million after-tax) in Gain on disposition in the consolidated statement of income related to the sale of IR.

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
The tables below reconcile segment operating profit to total operating profit for the periods ended June 30:

Three Months

(in millions)	2020	2019	% Change
Ratings [1]	$693	$460	51%
Market Intelligence [2]	159	137	16%
Platts [3]	124	111	12%
Indices [4]	171	163	5%
Total segment operating profit	1,147	871	32%
Corporate Unallocated expense [5]	(42)	(58)	28%
Total operating profit	$1,105	$813	36%

1  2019 includes employee severance charges of $11 million. 2020 and 2019 include amortization of intangibles from acquisitions of $2 million and $1 million, respectively.
2 2020 includes a gain on the disposition of Investor Relations of $1 million and 2019 includes employee severance charges of $1 million. 2020 and 2019 includes amortization of intangibles from acquisitions of $20 million and $19 million, respectively.
3 2019 includes employee severance charges of $1 million. 2020 and 2019 include amortization of intangibles from acquisitions of $2 million and $3 million, respectively.
4 2020 and 2019 include amortization of intangibles from acquisitions of $1 million.
5 2020 includes employee severance charges of $3 million. 2019 includes employee severance charges of $7 million and a lease impairment of $5 million. 2020 and 2019 include Kensho retention related expense of $2 million and $5 million, respectively. 2020 and 2019 include amortization of intangibles from acquisitions of $7 million.

Segment Operating Profit — Increased 32% as compared to 2019. Excluding the impact of higher employee severance charges in 2019 of 3 percentage points, operating profit increased 29%. The increase was primarily due to an increase in revenue at all of our reportable segments combined with a reduction in expenses driven by a decrease in travel and entertainment expenses from non-essential travel restrictions in response to COVID-19, lower professional fees at Ratings from increased leverage from the Global Technology Center, lower costs due to the postponement of events due to COVID-19 and the favorable impact of foreign exchange rates, partially offset by higher compensation costs driven by annual merit increases and additional headcount. See “Segment Review” below for further information.

Corporate Unallocated Expense— Corporate Unallocated expense includes costs for corporate functions, select initiatives, unoccupied office space and Kensho, included in selling and general expenses. Corporate Unallocated expense decreased 28% compared to 2019. Excluding the impact of a lease impairment charge in 2019 of 6 percentage points, higher employee severance charges in 2019 of 5 percentage points and higher Kensho retention related expense in 2019 of 3 percentage points, Corporate Unallocated expense decreased 14% driven by lower rental expense from a reduction in the Company's real estate footprint and lower professional fees, partially offset by a contribution to the S&P Global Foundation made in 2020.

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

Six Months

(in millions)	2020	2019	% Change
Ratings [1]	$1,213	$828	47%
Market Intelligence [2]	306	271	13%
Platts [3]	236	211	12%
Indices [4]	353	312	13%
Total segment operating profit	2,108	1,622	30%
Corporate Unallocated expense [5]	(91)	(104)	13%
Total operating profit	$2,017	$1,518	33%

1  2019 includes employee severance charges of $11 million. 2020 and 2019 include amortization of intangibles from acquisitions of $2 million and $1 million, respectively.
2 2020 includes a gain on the disposition of Investor Relations of $8 million and 2020 and 2019 include employee severance charges of $2 million and $1 million, respectively. 2020 and 2019 includes amortization of intangibles from acquisitions of $39 million and $37 million, respectively.
3 2019 includes employee severance charges of $1 million. 2020 and 2019 include amortization of intangibles from acquisitions of $4 million and $7 million, respectively.
4 2020 and 2019 include amortization of intangibles from acquisitions of $3 million.
5 2020 and 2019 include employee severance charges of $10 million and $7 million, respectively, and Kensho retention related expense of $7 million and $11 million, respectively. 2019 includes a lease impairment charge of $5 million. 2020 and 2019 include amortization of intangibles from acquisitions of $13 million and $14 million, respectively.

Segment Operating Profit — Increased 30% as compared to 2019. Excluding the impact of higher employee severance charges in 2019 of 1 percentage point and a gain on disposition in 2020 of 1 percentage point, operating profit increased 28%. The increase was primarily due to an increase in revenue at all of our reportable segments combined with a reduction in expenses driven by a decrease in travel and entertainment expenses from non-essential travel restrictions in response to COVID-19, lower professional fees at Ratings from increased leverage from the Global Technology Center and the favorable impact of foreign exchange rates, partially offset by higher compensation costs driven by annual merit increases and additional headcount. See “Segment Review” below for further information.

Corporate Unallocated Expense— Corporate Unallocated expense includes costs for corporate functions, select initiatives, unoccupied office space and Kensho, included in selling and general expenses. Corporate Unallocated expense decreased 13% compared to 2019. Excluding the impact of a lease impairment charge in 2019 of 2 percentage points, higher Kensho retention related expense in 2019 of 2 percentage points and higher amortization of intangibles in 2019 of 1 percentage point, partially offset by higher employee severance charges in 2020 of 2 percentage points, Corporate Unallocated expense decreased 10% driven by lower rental expense from a reduction in the Company's real estate footprint and lower professional fees, partially offset by a contribution to the S&P Global Foundation made in 2020.

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

Other (Income) Expense, net

Other (income) expense, net primarily includes the net periodic benefit cost for our retirement and post retirement plans. Other income, net increased to $10 million for the three months ended June 30, 2020 compared to $6 million for the three months ended June 30, 2019. Excluding a pension settlement charge of $3 million in the three months ended June 30, 2020, other income, net increased to $13 million for the three months ended June 30, 2020 compared to $6 million for the three months ended June 30, 2019 primarily due to a gain on investments for the three months ended June 30, 2020 compared to a loss on investments for the three months ended June 30, 2019. During the first six months of 2019, the Company purchased a group annuity contract under which an insurance company assumed the Company’s obligation to pay pension benefits to approximately 4,600 retirees and beneficiaries. This purchase eliminates all future investment or mortality risk associated with these retirees. The purchase of this group annuity contract was funded with pension plan assets. As a result, the Company’s outstanding pension benefit obligation was reduced by approximately $370 million, representing approximately 24% of the total obligations of the Company’s qualified pension plans. In connection with this transaction, the Company recorded a pre-tax settlement charge of $113 million reflecting the accelerated recognition of a portion of unamortized actuarial losses in the plan. Excluding pension settlement charges, other income, net was $12 million for the six months ended June 30, 2020 compared to $16 million for the six months ended June 30, 2019 due to a higher loss on investments for the six months ended June 30, 2020.

Interest Expense, net

Net interest expense increased 8% and 1% compared to the three and six months ended June 30, 2019, respectively, primarily due to a decrease in interest income in 2020 as a result of a decrease in interest rates and lower cash balances in international locations.

Provision for Income Taxes

The effective income tax rate was 21.7% and 21.6% for the three and six months ended June 30, 2020, respectively, and 23.0% and 21.7% for the three and six months ended June 30, 2019, respectively. The decrease in 2020 was primarily due to the successful resolution of tax examinations in various jurisdictions.

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

Non-transaction revenue primarily includes fees for surveillance of a credit rating, annual fees for customer relationship-based pricing programs, fees for entity credit ratings and global research and analytics at CRISIL. Non-transaction revenue also includes an intersegment royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings. Royalty revenue was $31 million and $63 million for the three and six months ended June 30, 2020, respectively, and $29 million and $58 million for the three and six months ended June 30, 2019, respectively.
The following table provides revenue and segment operating profit information for the periods ended June 30:

(in millions)	Three Months			Six Months
	2020	2019	% Change	2020	2019	% Change
Revenue	$1,006	$801	26%	$1,831	$1,497	22%

Transaction revenue	$624	$422	48%	$1,056	$746	42%
Non-transaction revenue	$382	$379	1%	$775	$751	3%
% of total revenue:
Transaction revenue [1]	62%	53%		58%	50%
Non-transaction revenue [1]	38%	47%		42%	50%

U.S. revenue	$618	$454	36%	$1,112	$852	30%
International revenue	$388	$347	12%	$719	$645	12%
% of total revenue:
U.S. revenue	61%	57%		61%	57%
International revenue	39%	43%		39%	43%

Operating profit [2]	$693	$460	51%	$1,213	$828	47%
Operating margin %	69%	57%		66%	55%
1In the third quarter of 2019, we reevaluated our transaction and non-transaction presentation which resulted in a reclassification from transaction revenue to non-transaction revenue of $7 million and $14 million for the three and six months ended June 30, 2019.
2Operating profit for the three and six months ended June 30, 2019 includes employee severance charges of $11 million. Operating profit also includes amortization of intangibles from acquisitions of $2 million for the three and six months ended June 30, 2020 and $1 million for three and six months ended June 30 2019.

Three Months

Revenue increased 26% and was favorably impacted by 1 percentage point from the impact of recent acquisitions. The increase in revenue was primarily driven by an increase in transaction revenue. Transaction revenue grew due to an increase in corporate bond ratings revenue primarily driven by higher investment-grade corporate bond issuance volumes in the U.S. and Europe and an increase in U.S. high-yield corporate bond issuance volumes mainly resulting from historically low borrowing costs and central bank lending actions. These increases in transaction revenue were partially offset by a decrease in bank loan ratings revenue and structured finance revenue. Non-transaction revenue increased primarily due to an increase in surveillance and royalty revenue, partially offset by lower entity credit ratings revenue, a decline in Ratings Evaluation Service ("RES") activity and the unfavorable impact of foreign exchange rates. Transaction and non-transaction revenue also benefited from improved contract terms across product categories. Foreign exchange rates had an unfavorable impact of less than 1 percentage point. Revenue was favorably impacted by the acquisitions of the ESG Ratings Business from RobecoSAM and Greenwich Associates LLC in January of 2020 and February of 2020, respectively. See Note 2 - Acquisitions and Divestitures to the consolidated financial statements of this Form 10-Q for further discussion.

Operating profit increased 51%, with a 1 percentage point favorable impact from foreign exchange rates. Excluding the impact of employee severance charges in 2019 of 4 percentage points, operating profit increased 47%. The operating profit increase was primarily due to the increase in revenue discussed above combined with a reduction in expenses. Expenses decreased primarily due to the favorable impact of foreign exchange rates, a decrease in travel and entertainment expenses from non-essential travel restrictions in response to COVID-19 and lower professional fees from increased leverage from the Global Technology Center, partially offset by higher compensation costs due to annual merit increases and additional headcount and an increase in incentive costs.

Six Months

Revenue increased 22% and was favorably impacted by less than 1 percentage point from the impact of recent acquisitions. The increase in revenue was primarily driven by an increase in transaction revenue. Transaction revenue grew due to an increase in corporate bond ratings revenue primarily driven by higher corporate bond issuance in the U.S. mainly resulting from historically low borrowing costs and central bank lending actions that initially were announced at the end of the first quarter of 2020, partially offset by a decrease in bank loan ratings revenue. Non-transaction revenue increased primarily due to an increase in surveillance and royalty revenue, partially offset by lower entity credit ratings revenue, a decline in RES activity and the unfavorable impact of foreign exchange rates. Transaction and non-transaction revenue also benefited from improved contract terms across product categories. Foreign exchange rates had an unfavorable impact of 1 percentage point. Revenue was favorably impacted by the acquisitions of the ESG Ratings Business from RobecoSAM and Greenwich Associates LLC in January of 2020 and February of 2020, respectively. See Note 2 - Acquisitions and Divestitures to the consolidated financial statements of this Form 10-Q for further discussion.

Operating profit increased 47%, with a 2 percentage point favorable impact from foreign exchange rates. Excluding the impact of employee severance charges in 2019 of 2 percentage points, operating profit increased 45%. The operating profit increase was primarily due to the increase in revenue discussed above combined with a reduction in expenses. Expenses decreased primarily due to the favorable impact of foreign exchange rates, a decrease in travel and entertainment expenses from non-essential travel restrictions in response to COVID-19 and lower professional fees from increased leverage from the Global Technology Center, partially offset by higher compensation costs due to annual merit increases and additional headcount and an increase in incentive costs.

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

	Second Quarter Compared to Prior Year			Year-to-Date Compared to Prior Year
Corporate Bond Issuance *	U.S.	Europe	Global	U.S.	Europe	Global
High-yield issuance	115%	(28)%	24%	66%	(2)%	19%
Investment-grade issuance	135%	63%	63%	96%	25%	42%
Total issuance	131%	52%	58%	91%	21%	39%
*  Includes Industrials and Financial Services.

•Corporate issuance was up in in the U.S. driven by strong increases in both investment-grade and high-yield issuance as issuers were taking advantage of historically low borrowing costs. Issuance was also aided by recent central bank lending actions intended to provide market stabilization. A number of large financing transactions contributed to the strong increase in investment-grade issuance. Corporate issuance in Europe was also up driven by increases in investment-grade issuance, partially offset by weakness in high-yield issuance.

	Second Quarter Compared to Prior Year			Year-to-Date Compared to Prior Year
Structured Finance Issuance	U.S.	Europe	Global	U.S.	Europe	Global
Asset-backed securities (“ABS”)	(49)%	341%	(22)%	(28)%	186%	(11)%
Structured credit (primarily CLOs)	(68)%	(40)%	(62)%	(25)%	(40)%	(28)%
Commercial mortgage-backed securities (“CMBS”)	(68)%	(100)%	(69)%	(22)%	17%	(19)%
Residential mortgage-backed securities (“RMBS”)	(44)%	(55)%	(45)%	(19)%	20%	(9)%
Covered bonds	*	(44)%	(40)%	*	(41)%	(31)%
Total issuance	(56)%	(21)%	(43)%	(25)%	(18)%	(20)%
*  Represents no activity in 2020 and 2019.

•ABS issuance was down in the U.S. primarily due to a slow return after the market shutdown at the outset of COVID-19. Europe's increase was primarily due to low prior year as issuers were trying to comply with the new EU framework for STS Securitization (Simple, Transparent, and Standardized).

•Issuance was down in the U.S. and European structured credit markets driven by a decline in CLO transactions as demand for leveraged loans decreased as borrowers turned to the high-yield bond market.

•CMBS issuance was down in the U.S. and Europe reflecting decreased market volume due to poor market environment and the impact of the COVID-19 crisis limiting third party site inspections and appraisal reports.

•RMBS issuance was down in the U.S. and Europe reflecting decreased market volume due to the impact of the COVID-19 crisis on non-qualified mortgage loan originations and the uncertainty on collateral performance.

•Covered bond (debt securities backed by mortgages or other high-quality assets that remain on the issuer's balance sheet) issuance in Europe decreased due to cheap central bank funding and lower mortgage loan origination volumes.

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

In January of 2020, Market Intelligence entered into a strategic alliance to transition S&P Global Market Intelligence's IR webhosting business to Q4, a third party provider of investor relations related services. This alliance will integrate Market Intelligence's proprietary data into Q4's portfolio of solutions, enabling further opportunities for commercial collaboration. In connection with transitioning its IR webhosting business to Q4, Market Intelligence made a minority investment in Q4. During the three months and six months ended June 30, 2020, we recorded a pre-tax gain of $1 million ($1 million after-tax) and $8 million ($8 million after-tax), respectively, in Gain on disposition in the consolidated statement of income related to the sale of IR.

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

The following table provides revenue and segment operating profit information for the periods ended June 30:

(in millions)	Three Months			Six Months
	2020	2019	% Change	2020	2019	% Change
Revenue	$516	$487	6%	$1,034	$969	7%

Subscription revenue	$503	$471	7%	$1,007	$939	7%
Non-subscription revenue	$13	$12	12%	$26	$21	25%
Asset-linked fees	$—	$4	(97)%	$1	$9	(92)%
% of total revenue:
Subscription revenue	97%	97%		97%	97%
Non-subscription revenue	3%	2%		3%	2%
Asset-linked fees	—%	1%		—%	1%

U.S. revenue	$331	$304	9%	$669	$611	9%
International revenue	$185	$183	1%	$365	$358	2%
% of total revenue:
U.S. revenue	64%	62%		65%	63%
International revenue	36%	38%		35%	37%

Operating profit [1]	$159	$137	16%	$306	$271	13%
Operating margin %	31%	28%		30%	28%
1 Operating profit for the three and six months ended June 30, 2020 includes a gain on disposition of $1 million and $8 million, respectively. Operating profit for the six months ended June 30, 2020 also includes employee severance charges of $2 million. Operating profit for the three and six months ended June 30, 2019 includes employee severance charges of $1 million. Operating profit also includes amortization of intangibles from acquisitions of $20 million and $19 million for the three months ended June 30, 2020 and 2019, respectively, and $39 million and $37 million for the six months ended June 30, 2020 and 2019, respectively.

Three Months

Revenue increased 6% and was favorably impacted by 1 percentage point from the net impact of the recent acquisition of 451 Research, LLC, offset by the disposition of Standard & Poor's Investment Advisory Services LLC and the IR webhosting business. The increase in revenue was driven by growth in annualized contract values for our Market Intelligence Desktop products, RatingsXpress®, RatingsDirect®, CUSIP and our data feed products within Data Management Solutions. Excluding the impact of the acquisition and dispositions favorably impacting Desktop revenue growth by 3 percentage points, revenue growth at Credit Risk Solutions, Data Management Solutions and Desktop was 8%, 5% and 4%, respectively, with growth at Data Management Solutions muted in the second quarter of 2020 due to one-time benefits recognized in the second quarter of 2019. Both U.S. revenue and international revenue increased compared to the three months ended June 30, 2019. Foreign exchange rates had an unfavorable impact of less than one percentage point.

Operating profit increased 16%, with a 3 percentage point favorable impact from foreign exchange rates. Excluding the favorable impact of a gain on the disposition of 3 percentage points and lower employee severance charges in 2020 of 2 percentage points, partially offset by the unfavorable impact of higher amortization of intangibles in 2020 of 2 percentage points, operating profit increased 13%. The increase was primarily due to revenue growth and a decrease in travel and entertainment expenses from non-essential travel restrictions in response to COVID-19, partially offset by higher compensation costs primarily driven by additional headcount and an increase in intersegment royalties tied to annualized contract value growth.

Six Months

Revenue increased 7% and was favorably impacted by 1 percentage point from the net impact of the recent acquisition of 451 Research, LLC, offset by the disposition of Standard & Poor's Investment Advisory Services LLC and the IR webhosting business. The increase in revenue was driven by growth in annualized contract values for our Market Intelligence Desktop products, RatingsXpress®, RatingsDirect®, CUSIP and our data feed products within Data Management Solutions. Excluding the impact of the acquisition and dispositions favorably impacting Desktop revenue growth by 3 percentage points, revenue growth at Credit Risk Solutions, Data Management Solutions and Desktop was 9%, 8% and 4%, respectively. Both U.S. revenue and international revenue increased compared to the six months ended June 30, 2019. Foreign exchange rates had an unfavorable impact of less than one percentage point.

Operating profit increased 13%, with a 3 percentage point favorable impact from foreign exchange rates. Excluding the favorable impact of a gain on the disposition of 5 percentage points, partially offset by the unfavorable impact of higher amortization of intangibles in 2020 of 1 percentage point, operating profit increased 9%. The increase was primarily due to revenue growth and a decrease in travel and entertainment expenses from non-essential travel restrictions in response to COVID-19, partially offset by higher compensation costs primarily driven by additional headcount and an increase in intersegment royalties tied to annualized contract value growth.
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
The following table provides revenue and segment operating profit information for the periods ended June 30:

(in millions)	Three Months			Six Months
	2020	2019	% Change	2020	2019	% Change
Revenue	$217	$213	2%	$433	$420	3%

Subscription revenue	$201	$195	3%	$398	$386	3%
Sales usage-based royalties	$15	$15	5%	$32	$29	12%
Non-subscription revenue	$1	$3	(66)%	$3	$5	(40)%
% of total revenue:
Subscription revenue	93%	92%		92%	92%
Sales usage-based royalties	7%	7%		7%	7%
Non-subscription revenue	—%	1%		1%	1%

U.S. revenue	$71	$71	(1)%	$142	$141	1%
International revenue	$146	$142	3%	$291	$279	4%
% of total revenue:
U.S. revenue	33%	33%		33%	34%
International revenue	67%	67%		67%	66%

Operating profit [1]	$124	$111	12%	$236	$211	12%
Operating margin %	57%	52%		55%	50%
1Operating profit for the three and six month ended June 30, 2019 includes employee severance charges of $1 million. Operating profit includes amortization of intangibles from acquisitions of $2 million and $3 million for the three months ended June 30, 2020 and 2019, respectively, and $4 million and $7 million for the six months ended June 30, 2020 and 2019, respectively.

Three Months

Revenue increased 2% and was unfavorably impacted by 1 percentage point from the net impact of recent acquisitions of Enerdata and Live Rice Index and the disposition of RigData. Revenue increased primarily due to continued demand for market data and price assessment products driven by both expanded product offerings to our existing customers combined with enhanced contract terms. Additionally, revenue growth was driven by an increase in sales usage-based royalties from the licensing of our proprietary market price data and price assessments to commodity exchanges mainly due to increased trading volumes in LNG and Natural Gas. These increases in revenue were partially offset by a decrease in conference revenue as a result of cancellation and postponement of events due to COVID-19. Demand for market data and price assessment products was driven by international customers. International revenue grew and U.S. revenue decreased slightly compared to the three months ended June 30, 2019 with the U.S revenue growth rate being unfavorably impacted by the disposition of RigData in July of 2019. Petroleum continues to be the most significant revenue driver, followed by power & gas, metals & agriculture and petrochemicals also contributing to revenue growth. Foreign exchange rates had an unfavorable impact of less than 1 percentage point.

Operating profit increased 12% with a 1 percentage point favorable impact from foreign exchange rates. Excluding the favorable impact of lower amortization of intangibles in 2020 of 2 percentage points and lower employee severance charges in 2020 of 1 percentage point, operating profit increased 9%. The increase was primarily due to revenue growth combined with a reduction in expenses. Expenses decreased primarily due to a decrease in travel and entertainment expenses from non-essential travel restrictions in response to COVID-19 and lower costs as a result of cancellation and postponement of events due to COVID-19. These decreases were partially offset by higher compensation costs due to annual merit increases and additional headcount.

Six Months

Revenue increased 3% and was unfavorably impacted by 1 percentage point from the net impact of recent acquisitions of Enerdata and Live Rice Index and the disposition of RigData. Revenue increased primarily due to continued demand for market data and price assessment products driven by both expanded product offerings to our existing customers combined with enhanced contract terms. Additionally, revenue growth was driven by an increase in sales usage-based royalties from the licensing of our proprietary market price data and price assessments to commodity exchanges mainly due to increased trading volumes in Petroleum, LNG, Natural Gas and Iron Ore. Demand for market data and price assessment products was driven by international customers. International and U.S. revenue both grew compared to the first six months of 2019 with the U.S revenue growth rate being unfavorably impacted by the disposition of RigData in July of 2019. Petroleum continues to be the most significant revenue driver, followed by power & gas, metals & agriculture and petrochemicals also contributing to revenue growth. Foreign exchange rates had an unfavorable impact of less than 1 percentage point.

Operating profit increased 12% with a less than 1 percentage point favorable impact from foreign exchange rates. Excluding the favorable impact of lower amortization of intangibles in 2020 of 1 percentage point and lower employee severance charges in 2020 of 1 percentage point, operating profit increased 10%. The increase was primarily due to revenue growth combined with a reduction in expenses. Expenses decreased primarily due to a decrease in travel and entertainment expenses from non-essential travel restrictions in response to COVID-19, lower costs as a result of cancellation and postponement of events due to COVID-19 and the favorable impact of a benefit in the current year resulting from one-time costs related to the discontinuation of a product line at Platts in 2019. These decreases were partially offset by higher compensation costs due to annual merit increases and additional headcount.
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
Indices derives revenue from asset-linked fees when investors direct funds into its proprietary designed or owned indexes, sales-usage based royalties of its indices, and to a lesser extent data subscription arrangements. Specifically, Indices generates revenue from the following sources:
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

The following table provides revenue and segment operating profit information for the periods ended June 30:

(in millions)	Three Months			Six Months
	2020	2019	% Change	2020	2019	% Change
Revenue	$240	$235	2%	$499	$452	10%

Asset-linked fees	$153	$159	(4)%	$312	$302	4%
Sales usage-based royalties	$44	$36	20%	$98	$70	39%
Subscription revenue	$43	$40	6%	$89	$80	11%
% of total revenue:
Asset-linked fees	64%	68%		63%	67%
Sales usage-based royalties	18%	15%		19%	15%
Subscription revenue	18%	17%		18%	18%

U.S. revenue	$199	$201	(1)%	$422	$384	10%
International revenue	$41	$34	19%	$77	$68	14%
% of total revenue:
U.S. revenue	83%	86%		85%	85%
International revenue	17%	14%		15%	15%

Operating profit [1]	$171	$163	5%	$353	$312	13%
Less: net operating profit attributable to noncontrolling interests	46	44		94	84
Net operating profit	$125	$119	5%	$259	$228	13%
Operating margin %	71%	69%		71%	69%
Net operating margin %	52%	51%		52%	51%
1 Operating profit includes amortization of intangibles from acquisitions of $1 million for the three months ended June 30, 2020 and 2019 and $3 million for the six months ended June 30, 2020 and 2019.

Three Months

Revenue at Indices increased 2% primarily due to higher exchange-traded derivative trading volumes from market volatility and an increase in data subscription revenue. These increases were partially offset by the unfavorable impact of benefits related to a 2019 contract renegotiation and a retrospective fee for previously unlicensed and unreported index usage that were recognized in the second quarter of 2019. Average levels of assets under management ("AUM") for ETFs increased 2% to $1.523 trillion and ending AUM for ETFs increased 6% to $1.616 trillion compared to the second quarter of 2019. However, ending AUM for ETFs decreased compared to the fourth quarter of 2019 driven by the impact of market depreciation in the first quarter of 2020 followed by a partial recovery in the second quarter of 2020. Foreign exchange rates had an unfavorable impact of less than 1 percentage point.

Operating profit increased 5% due to the increase in revenue discussed above combined with a reduction in expenses. Expenses decreased primarily due to lower travel and entertainment expenses from non-essential travel restrictions in response to COVID-19 and lower operating costs from royalty-based products, partially offset by higher content costs associated with ESG data and compensation costs due to annual merit increases and additional headcount. Foreign exchange rates had a favorable impact of less than 1 percentage point.

Six Months

Revenue at Indices increased 10% primarily due to higher exchange-traded derivative trading volumes from market volatility, higher average levels of AUM for ETFs and an increase in data subscription revenue. These increases were partially offset by the unfavorable impact of benefits related to a 2019 contract renegotiation and a retrospective fee for previously unlicensed and unreported index usage that were recognized in the first six months of 2019. Average AUM for ETFs increased 9% to $1.578 trillion compared to the first six months of 2019. Ending AUM for ETFs increased 6% to $1.616 trillion compared to the first six months of 2019. However, ending AUM for ETFs decreased compared to the fourth quarter of 2019 driven by the impact of market depreciation in the first quarter of 2020 followed by a partial recovery in the second quarter of 2020. Foreign exchange rates had an unfavorable impact of less than 1 percentage point.

Operating profit increased 13%. The impact of revenue growth was partially offset by higher operating costs from higher royalties due to increased traction of royalty-based products, increased data distribution costs, higher content costs associated with ESG data and increased compensation costs driven by annual merit increases and additional headcount, partially offset by lower travel and entertainment expenses from non-essential travel restrictions in response to COVID-19 and lower professional fees. Foreign exchange rates had a favorable impact of 1 percentage point.

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

Cash Flow Overview

Cash, cash equivalents, and restricted cash were $2,684 million as of June 30, 2020, a decrease of $202 million from December 31, 2019.

The following table provides cash flow information for the six months ended June 30:

(in millions)	2020	2019	% Change
Net cash provided by (used for):
Operating activities	$1,617	$1,010	60%
Investing activities	$(186)	$(53)	N/M
Financing activities	$(1,610)	$(1,008)	60%

In the first six months of 2020, free cash flow increased to $1,507 million compared to $905 million in the first six months of 2019. The increase is primarily due to an increase in cash provided by operating activities as discussed below. Free cash flow is a non-GAAP financial measure and reflects our cash flow provided by operating activities less capital expenditures and distributions to noncontrolling interest holders. Capital expenditures include purchases of property and equipment and additions to technology projects. See “Reconciliation of Non-GAAP Financial Information” below for a reconciliation of cash flow provided by operating activities, the most directly comparable U.S. GAAP financial measure, to free cash flow and free cash flow excluding certain items.

Operating activities

Cash provided by operating activities increased $607 million to $1,617 million for the first six months of 2020. The increase is mainly due to higher operating results in 2020, improved cash collections on accounts receivable in 2020 and the timing of U.S. federal estimated tax payments, partially offset by higher incentive compensation payments in 2020.

Investing activities

Our cash outflows from investing activities are primarily for acquisitions and capital expenditures, while cash inflows are primarily proceeds from dispositions.

Cash used for investing activities increased to $186 million for the first six months of 2020 compared to $53 million in the first six months of 2019, primarily due to cash used for the acquisitions of the ESG Ratings Business from RobecoSAM and Greenwich Associates LLC in 2020. See Note 2 — Acquisitions and Divestitures to the consolidated financial statements of this Form 10-Q for further discussion.

Financing activities

Our cash outflows from financing activities consist primarily of share repurchases, dividends to shareholders and repayments of short-term and long-term debt, while cash inflows are primarily attributable to the borrowing of short-term and long-term debt and proceeds from the exercise of stock options.

Cash used for financing activities increased $602 million to $1,610 million for the first six months of 2020. The increase is primarily attributable to an increase in cash used for share repurchases in 2020. During the six months ended June 30, 2020, we purchased a total of 3.4 million shares for $1,150 million of cash. During the fourth quarter of 2019, we repurchased shares for $3 million, which settled in the first quarter of 2020, resulting in $1,153 million of cash used to repurchase shares. During the six months ended June 30, 2019, we received 3.4 million shares, including 0.4 million shares received in January of 2019 related to our October 29, 2018 ASR agreement, resulting in $644 million of cash used to repurchase shares. See Note 8 — Equity to the consolidated financial statements of this Form 10-Q for further discussion.

Additional Financing

We have the ability to borrow a total of $1.2 billion through our commercial paper program, which is supported by our revolving $1.2 billion five-year credit agreement (our "credit facility") that we entered into on June 30, 2017. This credit facility will terminate on June 30, 2022. As of June 30, 2020 and December 31, 2019, there was no commercial paper issued or outstanding and similarly did not draw or have any borrowings outstanding from the credit facility during the three and six months ended June 30, 2020 and 2019.

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

(in millions)	2020	2019	% Change
Cash provided by operating activities	$1,617	$1,010	60%
Capital expenditures	(18)	(46)
Distributions to noncontrolling interest holders, net [1]	(92)	(59)
Free cash flow	1,507	905	67%
Settlement of prior-year tax audits	—	50
Payment of legal settlements	—	1
Free cash flow excluding certain items	$1,507	$956	58%
1 Distributions to noncontrolling interest holders is net of amounts owed to the S&P Dow Jones Indices joint venture by the noncontrolling interest holders.

(in millions)	2020	2019	% Change
Cash used for investing activities	(186)	(53)	N/M
Cash used for financing activities	(1,610)	(1,008)	60%
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

Forward-looking statements are subject to inherent risks and uncertainties. Factors that could cause actual results to differ materially from those expressed or implied in forward-looking statements include, among other things:

•worldwide economic, financial, political and regulatory conditions, and factors that contribute to uncertainty and volatility including natural and man-made disasters, civil unrest, pandemics (e.g., COVID-19), geopolitical uncertainty, and conditions that may result from legislative, regulatory, trade and policy changes associated with the current U.S. administration;
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
•the health of debt and equity markets, including credit quality and spreads, the level of liquidity and future debt issuances, demand for investment products that track indices and assessments and trading volumes of certain exchange traded derivatives;
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
•the continuously evolving regulatory environment, in Europe, the United States and elsewhere, affecting S&P Global Ratings, S&P Global Platts, S&P Dow Jones Indices, and S&P Global Market Intelligence, including the Company’s compliance therewith;
•the Company’s ability to make acquisitions and dispositions and successfully integrate the businesses we acquire;
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
•the volatility and health of the energy and commodities markets;
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risk includes changes in foreign exchange rates. We have operations in foreign countries where the functional currency is primarily the local currency. For international operations that are determined to be extensions of the parent company, the U.S. dollar is the functional currency. We typically have naturally hedged positions in most countries from a local currency perspective with offsetting assets and liabilities. As of June 30, 2020 and December 31, 2019, we entered into foreign exchange forward contracts in order to mitigate the change in fair value of specific assets and liabilities in the consolidated balance sheet. These forward contracts are not designated as hedges and do not qualify for hedge accounting. As of June 30, 2020 and December 31, 2019, we entered into foreign exchange forward contracts to hedge the effect of adverse fluctuations in foreign exchange rates and a cross-currency swap contracts to hedge a portion of our net investment in a foreign subsidiary against volatility in foreign exchange rates. We have not entered into any derivative financial instruments for speculative purposes. See Note 5 - Derivative Instruments to the consolidated financial statements of this Form 10-Q for further discussion.

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

As of June 30, 2020, an evaluation was performed under the supervision and with the participation of management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2020.

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

The COVID-19 pandemic and its effects have affected, and may have a material adverse effect on, our results of operations.

Following the outbreak of an infectious respiratory illness caused by the 2019 novel coronavirus (“COVID-19”), the World Health Organization declared a global emergency on January 30, 2020 and subsequently declared COVID-19 as a pandemic on March 11, 2020.

COVID-19 has spread globally, including in the United States, the United Kingdom, the European Union and other jurisdictions in which we operate. As its impacts have become more severe, governments across the world have taken steps to contain the virus by restricting human movement through numerous measures including travel bans and restrictions, social distancing, quarantines, shelter in place orders, enhanced health screenings at ports of entry and elsewhere, and business shutdowns. These measures have resulted in an unprecedented near halt of the global economy. Such measures may remain in place to varying degrees for a significant period of time and they are likely to continue to adversely affect the global economy.

While the initial economic disruption was triggered by non-economic factors, continuation of the shutdown of businesses and entire industries, increases in unemployment, implementation of furloughs, lost wages across populations and a significant drop in consumer and business spending, are expected to result in a recession, the duration and gravity of which is unknown and cannot be known at this time. In particular, the United States entered into a recession in February 2020. A return to more ordinary course economic activity is dependent on the duration and severity of the COVID-19 pandemic, which are in turn dependent on a series of evolving factors, including the severity and transmission rate of the virus, the extent and effectiveness of containment efforts, and policy decisions made by governments across the globe as they react to evolving local and global conditions. There are no comparable recent events that can provide guidance as to the effect of the COVID-19 global pandemic, and, as a result, the ultimate impact of the coronavirus outbreak or a similar health epidemic is highly uncertain. The effects of COVID-19 have impacted our operations and may ultimately have a material adverse impact on our results of operations in the future, particularly in the event of a severe recession. The extent to which the pandemic will continue to affect our businesses, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted.

Increased volatility and uncertainty in the global economy, and the financial and commodities markets
The global economy has been disrupted as a result of the ongoing health crisis and the financial and commodities markets have reacted with unprecedented volatility. Governmental authorities worldwide have taken increased measures to stabilize the markets and support economic growth. The success of these measures is unknown, and they may not be sufficient to address the market dislocations or avert severe and prolonged reductions in economic activity. Even after the pandemic subsides, the U.S. economy and other major economies may continue to experience a recession, and we anticipate our businesses would be materially and adversely affected by a prolonged recession in the U.S. and other major markets. Because there are no comparable recent events that can provide guidance on the impact to the global economy, we cannot predict the extent to which our business may be impacted. In addition, the increase in revenue of Ratings was in part driven by an increase in U.S. high-yield corporate bond issuance volumes mainly resulting from historically low borrowing costs, increased borrowing demand from companies to increase their liquidity in light of uncertainties associated with COVID-19, and central bank lending actions. There can be no guarantee that such favorable conditions would continue in the future, and our businesses, financial condition and results of operations could be negatively affected absent such favorable conditions. Moreover, the unprecedented volatility observed in the markets since the outset of COVID-19 may result in sudden unexpected changes in market structures that were not previously anticipated by laws, rules, regulations or general market practices. Risks posed to our business, financial condition and results of operations from volatility in the financial and commodities markets are described in our risk factor entitled, “Changes in the volume of securities issued and traded in domestic and/or global capital markets, asset levels and flows into investment products, changes in interest rates and volatility in the financial markets, and volatility in the commodities markets impact our business, financial condition or results of operations”, in our most recently filed Annual Report on Form 10-K.

Decreased demand for our subscription services
Our clients are being impacted to varying degrees. Some may no longer be in business by the time the COVID-19 crisis comes to an end, others will face significant spending constraints in order to continue to operate, and others may reduce their workforces permanently. As a result of the impact on our clients, our subscription services may face pricing pressure on renewals, delayed renewals, and challenges to new sales which would in turn reduce revenue, ultimately impacting our results of operations. Limited human mobility has, among other things, significantly reduced demand for energy for transportation and the decrease in demand has been exacerbated by political tensions between large oil producing countries.

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

Return of capital
While our capital position has not been materially affected by the COVID-19 pandemic, there can be no assurance that a recession triggered by the pandemic will not have a material negative impact on our capital position. Our Board of Directors has determined that, in these unprecedented times, it is prudent that the Company not initiate any new share repurchase plan at this time. The Board has made no changes to the dividend guidance. There can be no assurance that our dividend or share repurchases will remain unchanged.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 29, 2020, the Board of Directors approved a share repurchase program authorizing the purchase of 30 million shares (the "2020 Repurchase Program"), which was approximately 12% of the total shares of our outstanding common stock at that time. During the second quarter of 2020, we did not repurchase any shares under the 2020 Repurchase Program and, as of June 30, 2020, 30 million shares remained under the 2020 Repurchase Program.

On December 4, 2013, the Board of Directors approved a share repurchase program authorizing the purchase of up to 50 million shares (the "2013 Repurchase Program"), which was approximately 18% of the Company's outstanding shares at that time. During the second quarter of 2020, we did not repurchase any shares under our 2013 Repurchase Program and, as of June 30, 2020, 1.3 million shares remained under the 2013 Repurchase Program.

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

The following table provides information on our purchases of our outstanding common stock during the second quarter of 2020 pursuant to our 2013 and 2020 Repurchase Programs (column c). In addition to these purchases, the number of shares in column (a) include shares of common stock that are tendered to us to satisfy our employees’ tax withholding obligations in connection with the vesting of awards of restricted shares (we repurchase such shares based on their fair market value on the vesting date).

There were no other share repurchases during the quarter outside the repurchases noted below.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs	(d) Maximum Number of Shares that may yet be Purchased Under the Programs
April 1 — April 30, 2020	1,370	$252.18	—	31.3 million
May 1 — May 31, 2020	2,527	289.58	—	31.3 million
June 1 — June 30, 2020	2,270	329.63	—	31.3 million
Total — Quarter	6,167	$296.01	—	31.3 million

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

During the second quarter of 2020, the Company recorded no revenue or net profit attributable to the transactions or dealings described below. The amount recorded in connection with the foregoing reflects the uncertainty of collection.

During the second quarter of 2020, Platts, a division of the Company that provides energy-related information in over 150 countries, sold information and informational materials, which are generally exempt from U.S. economic sanctions, to subscribers that are owned or controlled, or appear to be owned or controlled, by the Government of Iran. Platts provided such subscribers access to proprietary data, analytics, and industry information that enable commodities markets to perform with greater transparency and efficiency. The Company will continue to monitor its provision of products and services to such subscribers.

Item 6. Exhibits

(3.1)	Amended and Restated Certificate of Incorporation of the Company, dated May 13, 2020, incorporated by reference from the Registrant’s Form 8-K filed on May 18, 2020

(10.1)	Offer Letter dated March 25, 2020 between Registrant and Dan Draper

(15)	Letter on Unaudited Interim Financials

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

(32)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(101.INS)	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

(101.SCH)	Inline XBRL Taxonomy Extension Schema

(101.CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase

(101.LAB)	Inline XBRL Taxonomy Extension Label Linkbase

(101.PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase

(101.DEF)	Inline XBRL Taxonomy Extension Definition Linkbase

(104)	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibit 101)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

S&P Global Inc.
Registrant

Date:	July 28, 2020	By:	/s/ Ewout L. Steenbergen
Ewout L. Steenbergen
Executive Vice President and Chief Financial Officer

Date:	July 28, 2020	By:	/s/ Christopher F. Craig
Christopher F. Craig
Senior Vice President, Controller and Chief Accounting Officer