Form 10-Q
period 2020-09-30
S&P Global Inc.
filed 2020-10-28
CIK 64040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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

As of October 23, 2020 (latest practicable date), 240.6 million shares of the issuer's classes of common stock (par value $1.00 per share) were outstanding.

S&P Global Inc.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of S&P Global Inc.

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of S&P Global Inc. and subsidiaries (the “Company”) as of September 30, 2020, the related consolidated statements of income, comprehensive income, and equity for the three- and nine-month periods ended September 30, 2020 and 2019, the related consolidated statements of cash flows for the nine-month periods ended September 30, 2020 and 2019, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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

/s/ ERNST & YOUNG LLP

New York, New York
October 27, 2020

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

S&P Global Inc.
Consolidated Statements of Income
(Unaudited)

(in millions, except per share amounts)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenue	$1,846	$1,689	$5,575	$4,964
Expenses:
Operating-related expenses	519	480	1,533	1,460
Selling and general expenses	339	318	944	992
Depreciation	20	20	60	61
Amortization of intangibles	32	29	94	92
Total expenses	910	847	2,631	2,605
Gain on dispositions	(8)	(49)	(16)	(49)
Operating profit	944	891	2,960	2,408
Other (income) expense, net	(6)	8	(16)	104
Interest expense, net	35	32	109	105
Loss on extinguishment of debt	279	—	279	—
Income before taxes on income	636	851	2,588	2,199
Provision for taxes on income	138	189	559	482
Net income	498	662	2,029	1,717
Less: net income attributable to noncontrolling interests	(43)	(45)	(144)	(135)
Net income attributable to S&P Global Inc.	$455	$617	$1,885	$1,582

Earnings per share attributable to S&P Global Inc. common shareholders:
Net income:
Basic	$1.89	$2.52	$7.82	$6.43
Diluted	$1.88	$2.50	$7.78	$6.40
Weighted-average number of common shares outstanding:
Basic	240.6	245.0	241.2	245.9
Diluted	241.6	246.5	242.3	247.4

Actual shares outstanding at period end			240.6	244.4
See accompanying notes to the unaudited consolidated financial statements.

S&P Global Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

(in millions)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income	$498	$662	$2,029	$1,717

Other comprehensive income:
Foreign currency translation adjustments	(1)	(35)	(54)	(33)
Income tax effect	15	2	15	6
	14	(33)	(39)	(27)

Pension and other postretirement benefit plans	3	2	(30)	116
Income tax effect	(1)	—	8	(28)
	2	2	(22)	88

Unrealized gain (loss) on forward exchange contracts	14	(4)	10	(4)
Income tax effect	(3)	1	(2)	1
	11	(3)	8	(3)

Comprehensive income	525	628	1,976	1,775
Less: comprehensive income attributable to nonredeemable noncontrolling interests	(3)	(1)	(8)	(7)
Less: comprehensive income attributable to redeemable noncontrolling interests	(40)	(44)	(136)	(128)
Comprehensive income attributable to S&P Global Inc.	$482	$583	$1,832	$1,640

See accompanying notes to the unaudited consolidated financial statements.

S&P Global Inc.
Consolidated Balance Sheets

(in millions)	September 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,148	$2,866
Restricted cash	20	20
Accounts receivable, net of allowance for doubtful accounts: 2020 - $37; 2019 - $34	1,427	1,577
Prepaid and other current assets	246	249
Total current assets	4,841	4,712
Property and equipment, net of accumulated depreciation: 2020 - $651; 2019 - $622	298	320
Right of use assets	610	676
Goodwill	3,715	3,575
Other intangible assets, net	1,376	1,424
Other non-current assets	612	641
Total assets	$11,452	$11,348
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$186	$190
Accrued compensation and contributions to retirement plans	392	446
Income taxes currently payable	79	68
Unearned revenue	1,720	1,928
Other current liabilities	438	461
Total current liabilities	2,815	3,093
Long-term debt	4,110	3,948
Lease liabilities — non-current	563	620
Pension and other postretirement benefits	262	259
Other non-current liabilities	693	624
Total liabilities	8,443	8,544
Redeemable noncontrolling interest (Note 8)	2,511	2,268
Commitments and contingencies (Note 12)
Equity:
Common stock	294	294
Additional paid-in capital	917	903
Retained income	13,368	12,205
Accumulated other comprehensive loss	(677)	(624)
Less: common stock in treasury	(13,460)	(12,299)
Total equity — controlling interests	442	479
Total equity — noncontrolling interests	56	57
Total equity	498	536
Total liabilities and equity	$11,452	$11,348

See accompanying notes to the unaudited consolidated financial statements.

S&P Global Inc.
Consolidated Statements of Cash Flows
(Unaudited)

(in millions)	Nine Months Ended
	September 30,
	2020	2019
Operating Activities:
Net income	$2,029	$1,717
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	60	61
Amortization of intangibles	94	92
Provision for losses on accounts receivable	16	17
Deferred income taxes	(14)	33
Stock-based compensation	60	53
Gain on dispositions	(16)	(49)
Pension settlement charges, net of taxes	2	85
Loss on extinguishment of debt	279	—
Other	50	49
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	172	(50)
Prepaid and other current assets	(52)	(59)
Accounts payable and accrued expenses	(97)	(54)
Unearned revenue	(158)	(27)
Other current liabilities	(28)	(82)
Net change in prepaid/accrued income taxes	28	40
Net change in other assets and liabilities	1	(54)
Cash provided by operating activities	2,426	1,772
Investing Activities:
Capital expenditures	(43)	(77)
Acquisitions, net of cash acquired	(189)	(25)
Proceeds from dispositions	9	85
Changes in short-term investments	19	(3)
Cash used for investing activities	(204)	(20)
Financing Activities:
Proceeds from issuance of senior notes, net	1,276	—
Payments on senior notes	(1,394)	—
Dividends paid to shareholders	(484)	(421)
Distributions to noncontrolling interest holders, net	(143)	(100)
Repurchase of treasury shares	(1,164)	(1,144)
Exercise of stock options	14	38
Employee withholding tax on share-based payments and other	(55)	(57)
Cash used for financing activities	(1,950)	(1,684)
Effect of exchange rate changes on cash	10	(7)
Net change in cash, cash equivalents, and restricted cash	282	61
Cash, cash equivalents, and restricted cash at beginning of period	2,886	1,958
Cash, cash equivalents, and restricted cash at end of period	$3,168	$2,019

See accompanying notes to the unaudited consolidated financial statements.

S&P Global Inc.
Consolidated Statements of Equity
(Unaudited)

Three Months Ended September 30, 2020
(in millions)	Common Stock $1 par	Additional Paid-in Capital	Retained Income	Accumulated Other Comprehensive Loss	Less: Treasury Stock	Total SPGI Equity	Noncontrolling Interests	Total Equity
Balance as of June 30, 2020	$294	$762	$13,189	(704)	$13,331	$210	$58	$268
Comprehensive income [1]			455	27		482	3	485
Dividends (Dividend declared per common share — $0.67 per share)			(161)			(161)	(7)	(168)
Share repurchases		120			131	(11)		(11)
Employee stock plans		35			(2)	37		37
Change in redemption value of redeemable noncontrolling interest			(115)			(115)		(115)
Other						—	2	2
Balance as of September 30, 2020	$294	$917	$13,368	$(677)	$13,460	$442	$56	$498

Three Months Ended September 30, 2019
(in millions)	Common Stock $1 par	Additional Paid-in Capital	Retained Income	Accumulated Other Comprehensive Loss	Less: Treasury Stock	Total SPGI Equity	Noncontrolling Interests	Total Equity
Balance as of June 30, 2019	$294	$790	$11,710	$(651)	$11,631	$512	$58	$570
Comprehensive income [1]			617	(34)		583	1	584
Dividends (Dividend declared per common share — $0.57 per share)			(139)			(139)	(1)	(140)
Share repurchases		30			530	(500)		(500)
Employee stock plans		15			(8)	23		23
Change in redemption value of redeemable noncontrolling interest			(134)			(134)		(134)
Other				1		1	(2)	(1)
Balance as of September 30, 2019	$294	$835	$12,054	$(684)	$12,153	$346	$56	$402

Nine Months Ended September 30, 2020
(in millions)	Common Stock $1 par	Additional Paid-in Capital	Retained Income	Accumulated Other Comprehensive Loss	Less: Treasury Stock	Total SPGI Equity	Noncontrolling Interests	Total Equity
Balance as of December 31, 2019	$294	$903	$12,205	(624)	$12,299	$479	$57	$536
Comprehensive income [1]			1,885	(53)		1,832	8	1,840
Dividends (Dividend declared per common share — $2.01 per share)			(484)			(484)	(9)	(493)
Share repurchases					1,164	(1,164)		(1,164)
Employee stock plans		14			(3)	17		17
Change in redemption value of redeemable noncontrolling interest			(238)			(238)		(238)
Balance as of September 30, 2020	$294	$917	$13,368	$(677)	$13,460	$442	$56	$498

Nine Months Ended September 30, 2019
(in millions)	Common Stock $1 par	Additional Paid-in Capital	Retained Income	Accumulated Other Comprehensive Loss	Less: Treasury Stock	Total SPGI Equity	Noncontrolling Interests	Total Equity
Balance as of December 31, 2018	$294	$833	$11,284	$(742)	$11,041	$628	$56	$684
Comprehensive income [1]			1,582	58		1,640	7	1,647
Dividends (Dividend declared per common share — $1.71 per share)			(420)			(420)	(7)	(427)
Share repurchases		30			1,174	(1,144)		(1,144)
Employee stock plans		(28)			(62)	34		34
Capital contribution from noncontrolling interest			(36)			(36)		(36)
Change in redemption value of redeemable noncontrolling interest			(356)			(356)		(356)
Balance as of September 30, 2019	$294	$835	$12,054	$(684)	$12,153	$346	$56	$402
1Excludes comprehensive income of $40 million and $44 million for the three months ended September 30, 2020 and 2019, respectively, and $136 million and $128 million for the nine months ended September 30, 2020 and 2019, respectively, attributable to our redeemable noncontrolling interest.

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

In the opinion of management, all normal recurring adjustments considered necessary for a fair statement of the results of the interim periods have been included. The operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the full year.

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

Restricted Cash

Restricted cash of $20 million included in our consolidated balance sheets as of September 30, 2020 and December 31, 2019 includes amounts held in escrow accounts in connection with our acquisition of Kensho.

Contract Assets

Contract assets include unbilled amounts from when the Company transfers service to a customer before a customer pays consideration or before payment is due. As of September 30, 2020 and December 31, 2019, contract assets were $33 million and $28 million, respectively, and are included in accounts receivable in our consolidated balance sheets.

Unearned Revenue

We record unearned revenue when cash payments are received in advance of our performance. The decrease in the unearned revenue balance at September 30, 2020 compared to December 31, 2019 is primarily driven by $1.7 billion of revenues recognized that were included in the unearned revenue balance at the beginning of the period, offset by cash payments received in advance of satisfying our performance obligations.

Remaining Performance Obligations

Remaining performance obligations represent the transaction price of contracts for work that has not yet been performed. As of September 30, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations was $2.0 billion. We expect to recognize revenue on approximately half and three-quarters of the remaining performance obligations over the next 12 and 24 months, respectively, with the remainder recognized thereafter.

We do not disclose the value of unfulfilled performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts where revenue is a usage-based royalty promised in exchange for a license of intellectual property.

Costs to Obtain a Contract

We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We have determined that the costs associated with certain sales commission programs are incremental to the costs to obtain contracts with customers and therefore meet the criteria to be capitalized. Total capitalized costs to obtain a contract were $112 million and $115 million as of September 30, 2020 and December 31, 2019, respectively, and are included in prepaid and other current assets and other non-current assets on our consolidated balance sheets. The capitalized asset will be amortized over a period consistent with the transfer to the customer of the goods or services to which the asset relates, calculated based on the customer term and the average life of the products and services underlying the contracts which has been determined to be approximately 5 years. The expense is recorded within selling and general expenses.

We expense sales commissions when incurred if the amortization period is one year or less. These costs are recorded within selling and general expenses.

Other (Income) Expense, net

The components of other (income) expense, net for the three and nine months ended September 30 are as follows:

(in millions)	Three Months		Nine Months
	2020	2019	2020	2019
Other components of net periodic benefit cost [1]	$(9)	$(8)	$(24)	$88
Net loss from investments	3	16	8	16
Other (income) expense, net	$(6)	$8	$(16)	$104

1    The net periodic benefit cost for our retirement and post retirement plans for the nine months ended September 30, 2020 includes a non-cash pre-tax settlement charge of $3 million. During the first nine months of 2019, the Company purchased a group annuity contract under which an insurance company assumed a portion of the Company's obligation to pay pension benefits to the plan's beneficiaries. The net periodic benefit cost for our retirement and post retirement plans for the nine months ended September 30, 2019 includes a non-cash pre-tax settlement charge of $113 million reflecting the accelerated recognition of a portion of unamortized actuarial losses in the plan.

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

2019

During the nine months ended September 30, 2019, we did not complete any material acquisitions.

Divestitures

2020

In January of 2020, Market Intelligence entered into a strategic alliance to transition S&P Global Market Intelligence's Investor Relations ("IR") webhosting business to Q4 Inc. ("Q4"), a third party provider of investor relations related services. This alliance will integrate Market Intelligence's proprietary data into Q4's portfolio of solutions, enabling further opportunities for commercial collaboration. In connection with transitioning its IR webhosting business to Q4, Market Intelligence made a minority investment in Q4. During the three and nine months ended September 30, 2020, we recorded a pre-tax gain of $3 million ($2 million after-tax) and $11 million ($10 million after-tax) in Gain on dispositions in the consolidated statements of income related to the sale of IR.

In September of 2020, we sold our facility at East Windsor, New Jersey. During the three and nine months ended September 30, 2020, we recorded a pre-tax gain of $4 million ($3 million after-tax) in Gain on dispositions in the consolidated statements of income related to the sale of East Windsor.

During the three and nine months ended September 30, 2020, we recorded a pre-tax gain of $1 million ($1 million after-tax) in Gain on dispositions in the consolidated statements of income related to the sale of Standard & Poor's Investment Advisory Services LLC ("SPIAS") within our Market Intelligence segment in July of 2019.

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

In March of 2019, we entered into an agreement to sell SPIAS, a business within our Market Intelligence segment, to Goldman Sachs Asset Management ("GSAM"). SPIAS provides non-discretionary investment advice across institutional sub-advisory and intermediary distribution channels globally. On July 1, 2019, we completed the sale of SPIAS to GSAM. During the three and nine months ended September 30, 2019, we recorded a pre-tax gain of $22 million ($12 million after-tax) in Gain on dispositions in the consolidated statement of income related to the sale of SPIAS.

The operating profit of our businesses that were disposed of for the periods ending September 30, 2020 and 2019 is as follows:

(in millions)	Three Months		Nine Months
	2020	2019	2020	2019
Operating profit [1]	$1	$3	$2	$9
1 The three and nine months ended September 30, 2020 exclude a pre-tax gain on the sale of the IR webhosting business of $3 million and $11 million, respectively. The three and nine months ended September 30, 2020 exclude a pre-tax gain on the sale of SPIAS of $1 million. The three and nine months ended September 30, 2019 exclude a pre-tax gain on the sale of RigData and SPIAS of $27 million and $22 million, respectively.

3.    Income Taxes

The effective income tax rate was 21.7% and 21.6% for the three and nine months ended September 30, 2020, respectively, and 22.2% and 21.9% for the three and nine months ended September 30, 2019, respectively. The decrease in the three months ended September 30, 2020 was primarily due to taxes on the deductible pre-tax loss on extinguishment of debt related to the redemption and extinguishment of our 4.4% senior notes due in 2026 and a portion of the 6.55% senior notes due in 2037 and 4.5% senior notes due in 2048 in the third quarter of 2020. The decrease in the nine months ended September 30, 2020 was primarily due to a decrease in taxes on foreign operations. At the end of each interim period, we estimate the annual effective tax rate and apply that rate to our ordinary quarterly earnings. The tax expense or benefit related to significant unusual or infrequently occurring items that will be separately reported or reported net of their related tax effect, and are individually computed, is recognized in the interim period in which those items occur. In addition, the effect of changes in enacted tax laws or rates or tax status is recognized in the interim period in which the change occurs.

The Company is continuously subject to tax examinations in various jurisdictions. As of September 30, 2020 and December 31, 2019, the total amount of federal, state and local, and foreign unrecognized tax benefits was $131 million and $124 million, respectively, exclusive of interest and penalties. We recognize accrued interest and penalties related to unrecognized tax benefits in interest expense and operating-related expense, respectively. As of September 30, 2020 and December 31, 2019, we had $23 million and $20 million, respectively, of accrued interest and penalties associated with unrecognized tax benefits. Based on the current status of income tax audits, we believe that the total amount of unrecognized tax benefits may decrease by approximately $12 million in the next twelve months as a result of the resolution of local tax examinations.

4.    Debt

A summary of long-term debt outstanding is as follows:

(in millions)	September 30, 2020	December 31, 2019
4.0% Senior Notes, due 2025 [1]	695	694
4.4% Senior Notes, due 2026 [2]	—	893
2.95% Senior Notes, due 2027 [3]	495	493
2.5% Senior Notes, due 2029 [4]	495	495
1.25% Senior Notes, due 2030 [5]	592	—
6.55% Senior Notes, due 2037 [6]	290	294
4.5% Senior Notes, due 2048 [7]	273	490
3.25% Senior Notes, due 2049 [8]	589	589
2.3% Senior Notes, due 2060 [9]	681	—
Long-term debt	4,110	3,948

1Interest payments are due semiannually on June 15 and December 15, and as of September 30, 2020, the unamortized debt discount and issuance costs total $5 million.
2We made a $900 million payment on the early retirement of our 4.4% senior notes in the third quarter of 2020.
3Interest payments are due semiannually on January 22 and July 22, and as of September 30, 2020, the unamortized debt discount and issuance costs total $5 million.
4Interest payments are due semiannually on June 1 and December 1, and as of September 30, 2020, the unamortized debt discount and issuance costs total $5 million.
5Interest payments are due semiannually on February 15 and August 15, beginning on February 15, 2021, and as of September 30, 2020, the unamortized debt discount and issuance costs total $8 million.
6Interest payments are due semiannually on May 15 and November 15, and as of September 30, 2020, the unamortized debt discount and issuance costs total $3 million.
7Interest payments are due semiannually on May 15 and November 15, and as of September 30, 2020, the unamortized debt discount and issuance costs total $10 million.
8Interest payments are due semiannually on June 1 and December 1, and as of September 30, 2020, the unamortized debt discount and issuance costs total $11 million.
9Interest payments are due semiannually on February 15 and August 15, beginning on February 15, 2021, and as of September 30, 2020, the unamortized debt discount and issuance costs total $19 million.

The fair value of our total debt borrowings was $5.1 billion and $4.5 billion as of September 30, 2020 and December 31, 2019, respectively, and was estimated based on quoted market prices.

On August 13, 2020, we issued $600 million of 1.25% senior notes due in 2030 and $700 million of 2.3% senior notes due in 2060. The notes are fully and unconditionally guaranteed by our wholly-owned subsidiary, Standard & Poor's Financial Services LLC. In the third quarter of 2020, we used the net proceeds to fund the redemption and extinguishment of the $900 million outstanding principal amount of our 4.4% senior notes due in 2026 and a portion of the outstanding principal amounts of our 6.55% senior notes due in 2037 and our 4.5% senior notes due in 2048.

We have the ability to borrow a total of $1.2 billion through our commercial paper program, which is supported by our revolving $1.2 billion five-year credit agreement (our "credit facility") that we entered into on June 30, 2017. This credit facility will terminate on June 30, 2022. As of September 30, 2020 and December 31, 2019, there was no commercial paper issued or outstanding, and we similarly did not draw or have any borrowings outstanding from the credit facility during the three and nine months ended September 30, 2020 and 2019.

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

5.    Derivative Instruments

Our exposure to market risk includes changes in foreign exchange rates. We have operations in foreign countries where the functional currency is primarily the local currency. For international operations that are determined to be extensions of the parent company, the U.S. dollar is the functional currency. We typically have naturally hedged positions in most countries from a local currency perspective with offsetting assets and liabilities. As of September 30, 2020 and December 31, 2019, we have entered into foreign exchange forward contracts to mitigate or hedge the effect of adverse fluctuations in foreign exchange rates. As of September 30, 2020 and December 31, 2019, we have entered into cross currency swap contracts to hedge a portion of our net investment in a foreign subsidiary against volatility in foreign exchange rates. These contracts are recorded at fair value that is based on foreign currency exchange rates in active markets; therefore, we classify these derivative contracts within Level 2 of the fair value hierarchy. We do not enter into any derivative financial instruments for speculative purposes.

Undesignated Derivative Instruments

During the nine months ended September 30, 2020 and twelve months ended December 31, 2019, we entered into foreign exchange forward contracts in order to mitigate the change in fair value of specific assets and liabilities in the consolidated balance sheet. These forward contracts do not qualify for hedge accounting. As of September 30, 2020 and December 31, 2019, the aggregate notional value of these outstanding forward contracts was $333 million and $116 million, respectively. The changes in fair value of these forward contracts are recorded in prepaid and other assets or other current liabilities in the consolidated balance sheet with their corresponding change in fair value recognized in selling and general expenses in the consolidated statement of income. The amount recorded in other current liabilities as of September 30, 2020 was $3 million. The amount recorded in selling and general expense related to these contracts was a net gain of $5 million and less than $1 million for three and nine months ended September 30, 2020 and a net loss of $4 million and net gain of less than $1 million for the three and nine months ended September 30, 2019, respectively.

Net Investment Hedges

During the nine months ended September 30, 2020 and twelve months ended December 31, 2019, we entered into cross currency swaps to hedge a portion of our net investment in a certain European subsidiary against volatility in the Euro/U.S. dollar exchange rate. These swaps are designated and qualify as a hedge of a net investment in a foreign subsidiary and are scheduled to mature in 2024, 2025 and 2026. As of September 30, 2020 and December 31, 2019, the notional value of our outstanding cross currency swaps designated as a net investment hedge was $1 billion and $400 million, respectively. The changes in the fair value of swaps are recognized in foreign currency translation adjustments, a component of other comprehensive income (loss), and reported in accumulated other comprehensive loss in our consolidated balance sheet. The gain or loss will be subsequently reclassified into net earnings when the hedged net investment is either sold or substantially liquidated. We have elected to assess the effectiveness of our net investment hedges based on changes in spot exchange rates. Accordingly, amounts related to the cross currency swaps recognized directly in net income for the three and nine months ended September 30, 2020 represent net periodic interest settlements and accruals, which are recognized in interest expense, net. We recognized net interest income of $3 million and $7 million for the three and nine months ended September 30, 2020, respectively.
Cash Flow Hedges

During the nine months ended September 30, 2020 and twelve months ended December 31, 2019, we entered into a series of foreign exchange forward contracts to hedge a portion of the Indian rupee, British pound, and Euro exposures through the third quarter of 2022 and the fourth quarter of 2020, respectively. These contracts are intended to offset the impact of movement of exchange rates on future revenue and operating costs and are scheduled to mature within twenty-four months. The changes in the fair value of these contracts are initially reported in accumulated other comprehensive loss in our consolidated balance sheet and are subsequently reclassified into revenue and selling and general expenses in the same period that the hedged transaction affects earnings.
As of September 30, 2020, we estimate that $10 million of the net gains related to derivatives designated as cash flow hedges recorded in other comprehensive income is expected to be reclassified into earnings within the next twelve months.

As of September 30, 2020 and December 31, 2019, the aggregate notional value of our outstanding foreign exchange forward contracts designated as cash flow hedges was $501 million and $249 million, respectively.
The following table provides information on the location and fair value amounts of our cash flow hedges and net investment hedges as of September 30, 2020 and December 31, 2019:

(in millions)		September 30,	December 31,
Balance Sheet Location		2020	2019
Derivatives designated as cash flow hedges:
Prepaid and other current assets	Foreign exchange forward contracts	$12	$1
Other current liabilities	Foreign exchange forward contracts	$1	$—
Derivatives designated as net investment hedges :
Other non-current assets	Cross currency swaps	$—	$—
Other non-current liabilities	Cross currency swaps	$48	$10
The following table provides information on the location and amounts of pre-tax gains (losses) on our cash flow hedges and net investment hedges for the periods ended September 30:
Three Months

(in millions)	Gain (Loss) recognized in Accumulated Other Comprehensive Loss (effective portion)		Location of Gain (Loss) reclassified from Accumulated Other Comprehensive Loss into Income (effective portion)	Gain (Loss) reclassified from Accumulated Other Comprehensive Loss into Income (effective portion)
	2020	2019		2020	2019
Cash flow hedges - designated as hedging instruments
Foreign exchange forward contracts	$11	$(3)	Revenue, Selling and general expenses	$2	$—
Net investment hedges - designated as hedging instruments
Cross currency swaps	$(47)	$—		$—	$—
Nine Months

(in millions)	Gain (Loss) recognized in Accumulated Other Comprehensive Loss (effective portion)		Location of Gain (Loss) reclassified from Accumulated Other Comprehensive Loss into Income (effective portion)	Gain (Loss) reclassified from Accumulated Other Comprehensive Loss into Income (effective portion)
	2020	2019		2020	2019
Cash flow hedges - designated as hedging instruments
Foreign exchange forward contracts	$8	$(3)	Revenue, Selling and general expenses	$(2)	$4
Net investment hedges - designated as hedging instruments
Cross currency swaps	$(38)	$—		$—	$—
The activity related to the change in unrealized gains (losses) in accumulated other comprehensive loss was as follows for the periods ended September 30:

(in millions)	Three Months		Nine Months
	2020	2019	2020	2019
Cash Flow Hedges
Net unrealized (losses) gains on cash flow hedges, net of taxes, beginning of period	$(1)	$4	$2	$4
Change in fair value, net of tax	13	(3)	6	1
Reclassification into earnings, net of tax	(2)	—	2	(4)
Net unrealized gains (losses) on cash flow hedges, net of taxes, end of period	$10	$1	$10	$1

Net Investment Hedges
Net unrealized (losses) gains on net investment hedges, net of taxes, beginning of period	$—	$—	$(8)	$—
Change in fair value, net of tax	(36)	—	(28)	—
Reclassification into earnings, net of tax	—	—	—	—
Net unrealized (losses) gains on net investment hedges, net of taxes, end of period	$(36)	$—	$(36)	$—
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

The components of net periodic benefit cost for our retirement plans and postretirement plans for the periods ended September 30 are as follows:

(in millions)	Three Months		Nine Months
	2020	2019	2020	2019
Service cost	$1	$1	$3	$2
Interest cost	13	16	39	49
Expected return on assets	(26)	(27)	(76)	(81)
Amortization of prior service credit / actuarial loss	4	3	10	7
Net periodic benefit cost	(8)	(7)	(24)	(23)
Settlement charges [1]	—	—	3	113
Net benefit cost	$(8)	$(7)	$(21)	$90
1 During the nine months ended September 30, 2020, lump sum withdrawals exceeded the combined total anticipated annual service and interest cost of our U.K. pension plan, triggering the recognition of a non-cash pre-tax settlement charge of $3 million. During the first nine months of 2019, the Company purchased a group annuity contract under which an insurance company assumed a portion of the Company's obligation to pay pension benefits to the plan's beneficiaries. The purchase of this group annuity contract was funded by pension plan assets. The non-cash pretax settlement charge of $113 million reflects the accelerated recognition of a portion of unamortized actuarial losses in the plan.
Net periodic benefit cost related to our postretirement plans reflected in the table above was not material for the three and nine months ended September 30, 2020 and 2019.
As discussed in our Form 10-K, we changed certain discount rate assumptions for our retirement and postretirement plans and our expected return on assets assumption for our retirement plans which became effective on January 1, 2020. The effect of the assumption changes on retirement and postretirement expense for the three and nine months ended September 30, 2020 did not have a material impact to our financial position, results of operations or cash flows.

In the first nine months of 2020, we contributed $9 million to our retirement plans and expect to make additional required contributions of approximately $3 million to our retirement plans during the remainder of the year. We may elect to make additional non-required contributions depending on investment performance or any potential deterioration of our pension plan status in the fourth quarter of 2020.

Financial information shown above is based on market conditions as of December 31, 2019. Significant changes in interest rates, asset values and economic conditions have occurred since then, which could affect the information shown herein, although as of September 30, 2020, market conditions at that time had minimal effect on the funded status of the pension plans due to the plans’ investment policies (primarily fixed income investments intended to track movements in the bonds used to determine the discount rate). Effects of the 2019 novel coronavirus ("COVID-19") on the financial markets, regulations, and plan experience are uncertain and still evolving. The short-term and long-term effects of COVID-19 may have significant effects on future measurements.

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

For the three and nine months ended September 30, 2020 and 2019, total stock-based compensation expense primarily related to restricted stock and unit awards was $38 million and $60 million, respectively, and $20 million and $53 million, respectively. Total unrecognized compensation expense related to unvested restricted stock and unit awards as of September 30, 2020 was $100 million, which is expected to be recognized over a weighted average period of 1.9 years.

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
Our purchased shares may be used for general corporate purposes, including the issuance of shares for stock compensation plans and to offset the dilutive effect of the exercise of employee stock options. As of September 30, 2020, 30 million shares remained available under the 2020 Repurchase Program and 0.8 million shares remained available under the 2013 repurchase program. Our 2020 Repurchase Program and 2013 Repurchase Program have no expiration date and purchases under these programs may be made from time to time on the open market and in private transactions, depending on market conditions.

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
The terms of each ASR agreement entered for the periods ended September 30, 2020 and 2019, structured as outlined above, are as follows:

(in millions, except average price)
ASR Agreement Initiation Date	ASR Agreement Completion Date	Initial Shares Delivered	Additional Shares Delivered	Total Number of Shares Purchased	Average Price Paid Per Share	Total Cash Utilized
February 11, 2020 [1]	July 27, 2020	1.3	0.4	1.7	$292.13	$500
February 11, 2020 [2]	July 27, 2020	1.4	0.3	1.7	$292.13	$500
August 5, 2019 [3]	October 1, 2019	1.7	0.3	2.0	$253.36	$500
February 11, 2019 [4]	July 31, 2019	2.2	0.1	2.3	$214.65	$500

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
3 The ASR agreement was structured as a capped ASR agreement in which we paid $500 million and received an initial delivery of 1.7 million shares and an additional amount of 0.2 million during the month of August, representing a minimum number of shares of our common stock to be repurchased based on a calculation using a specified capped price per share. We completed the ASR agreement on October 1, 2019 and received an additional 0.1 million shares.
4 The ASR agreement was structured as an uncapped ASR agreement in which we paid $500 million and received an initial delivery of 2.2 million shares, representing 85% of the $500 million at a price equal to the then market price of the Company. We completed the ASR agreement on July 31, 2019 and received an additional 0.1 million shares.

Additionally, we purchased shares of our common stock in the open market for the periods ended September 30 as follows:

(in millions, except average price)
	Total number of shares purchased	Average price paid per share	Total cash utilized
Three Months
September 30, 2020	0.0	$351.77	$11
September 30, 2019	—	$—	$—
Nine Months
September 30, 2020	0.5	$295.40	$161
September 30, 2019	0.8	$184.51	$144

During the nine months ended September 30, 2020, we purchased a total of 4.0 million shares for $1,161 million of cash. During the fourth quarter of 2019, we repurchased shares for $3 million, which settled in the first quarter of 2020, resulting in $1,164 million of cash used to repurchase shares. During the nine months ended September 30, 2019, we received 5.4 million shares, including 0.4 million shares received in January of 2019 related to our October 29, 2018 ASR agreement, resulting in $1,144 million of cash used to repurchase shares.

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

Noncontrolling interests that do not contain such redemption features are presented in equity.

Changes to redeemable noncontrolling interest during the nine months ended September 30, 2020 were as follows:

(in millions)
Balance as of December 31, 2019	$2,268
Net income attributable to noncontrolling interest	136
Distributions payable to noncontrolling interest	(131)
Redemption value adjustment	238
Balance as of September 30, 2020	$2,511

Accumulated Other Comprehensive Loss

The following table summarizes the changes in the components of accumulated other comprehensive loss for the nine months ended September 30, 2020:

(in millions)	Foreign Currency Translation Adjustments		Pension and Postretirement Benefit Plans		Unrealized Gain (Loss) on Foreign Forward Exchange Contracts		Accumulated Other Comprehensive Loss
Balance as of December 31, 2019	$(321)		$(305)		$2		$(624)
Other comprehensive (loss) income before reclassifications	(39)	1	(33)		6		(66)
Reclassifications from accumulated other comprehensive income (loss) to net earnings	—		11	2	2	3	13
Net other comprehensive (loss) income	(39)		(22)		8		(53)
Balance as of September 30, 2020	$(360)		$(327)		$10		$(677)
1Includes an unrealized gain related to the cross currency swaps entered into in December 2019. See note 5 – Derivative Instruments for additional detail of items recognized in accumulated other comprehensive loss.
2Reflects amortization of net actuarial losses and is net of a tax benefit of $2 million for the nine months ended September 30, 2020. See Note 6 — Employee Benefits for additional details of items reclassed from accumulated other comprehensive loss to net earnings.

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

The calculation of basic and diluted EPS for the periods ended September 30 is as follows:

(in millions, except per share amounts)	Three Months		Nine Months
	2020	2019	2020	2019
Amounts attributable to S&P Global Inc. common shareholders:
Net income	$455	$617	$1,885	$1,582

Basic weighted-average number of common shares outstanding	240.6	245.0	241.2	245.9
Effect of stock options and other dilutive securities	1.0	1.5	1.1	1.5
Diluted weighted-average number of common shares outstanding	241.6	246.5	242.3	247.4

Earnings per share attributable to S&P Global Inc. common shareholders:
Net income:
Basic	$1.89	$2.52	$7.82	$6.43
Diluted	$1.88	$2.50	$7.78	$6.40

We have certain stock options and restricted performance shares that are potentially excluded from the computation of diluted EPS. The effect of the potential exercise of stock options is excluded when the average market price of our common stock is lower than the exercise price of the related option during the period or when a net loss exists because the effect would have been antidilutive. Additionally, restricted performance shares are excluded because the necessary vesting conditions had not been met or when a net loss exists. For the three and nine months ended September 30, 2020 and 2019, there were no stock options excluded. Restricted performance shares outstanding of 0.6 million and 0.4 million as of September 30, 2020 and 2019, respectively, were excluded.

10.    Restructuring

We continuously evaluate our cost structure to identify cost savings associated with streamlining our management structure. Our 2020 and 2019 restructuring plans consisted of a company-wide workforce reduction of approximately 90 and 300 positions, respectively, and are further detailed below. The charges for the restructuring plans are classified as selling and general expenses within the consolidated statements of income and the reserves are included in other current liabilities in the consolidated balance sheets.

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

The initial restructuring charge recorded and the ending reserve balance as of September 30, 2020 by segment is as follows:

	2020 Restructuring Plan		2019 Restructuring Plan
(in millions)	Initial Charge Recorded	Ending Reserve Balance	Initial Charge Recorded	Ending Reserve Balance
Ratings	$—	$—	$11	$1
Market Intelligence	2	1	6	2
Platts	—	—	1	—
Corporate	10	6	7	2
Total	$12	$7	$25	$5

We recorded a pre-tax restructuring charge of $12 million primarily related to employee severance charges for the 2020 restructuring plan during the nine months ended September 30, 2020 and have reduced the reserve by $5 million. The ending reserve balance for the 2019 restructuring plan was $18 million as of December 31, 2019. For the nine months ended September 30, 2020, we have reduced the reserve for the 2019 restructuring plan by $13 million. The reductions primarily related to cash payments for employee severance charges.

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
A summary of operating results for the periods ended September 30 is as follows:

Revenue	Three Months		Nine Months
(in millions)	2020	2019	2020	2019
Ratings	$894	$789	$2,725	$2,286
Market Intelligence	530	488	1,565	1,457
Platts	222	212	654	632
Indices	234	232	733	684
Intersegment elimination [1]	(34)	(32)	(102)	(95)
Total revenue	$1,846	$1,689	$5,575	$4,964

Operating Profit	Three Months		Nine Months
(in millions)	2020	2019	2020	2019
Ratings [2]	$544	$477	$1,758	$1,305
Market Intelligence [3]	164	161	469	431
Platts [4]	121	136	357	348
Indices [5]	151	162	504	474
Total reportable segments	980	936	3,088	2,558
Corporate Unallocated expense[6]	(36)	(45)	(128)	(150)
Total operating profit	$944	$891	$2,960	$2,408
1Revenue for Ratings and expenses for Market Intelligence include an intersegment royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings.
2 Operating profit for the three and nine months ended September 30, 2020 include a technology-related impairment charge of $5 million. Operating profit for the nine months ended September 30, 2019 includes employee severance charges of $11 million. Operating profit also includes amortization of intangibles from acquisitions of $3 million and $5 million for the three and nine months ended September 30, 2020, respectively, and $2 million for the nine months ended September 30,2019.
3 Operating profit for the three and nine months ended September 30, 2020 includes a gain on dispositions of $4 million and $12 million, respectively, and employee severance charges of $2 million and $1 million for the nine months ended September 30, 2020 and 2019, respectively. As of July 1, 2019, we completed the sale of SPIAS and the results are included in Market Intelligence results through that date. Operating profit includes a gain on the sale of SPIAS of $22 million for the three and nine months ended September 30, 2019. Operating profit also includes amortization of intangibles from acquisitions of $19 million for the three months ended September 30, 2020 and 2019, respectively, and $58 million and $56 million for the nine months ended September 30, 2020 and 2019.
4 As of July 31, 2019, we completed the sale of RigData and the results are included in Platts results through that date. Operating profit includes a gain on the sale of RigData of $27 million for the three and nine months ended September 30, 2019. Operating profit for the nine months ended September 30, 2019 includes employee severance charges of $1 million. Operating profit includes amortization of intangibles from acquisitions of $2 million for the three months ended September 30, 2020 and 2019 and $7 million and $9 million for the nine months ended September 30, 2020 and 2019, respectively.
5 Operating profit includes amortization of intangibles from acquisitions of $1 million for the three months ended September 30, 2020 and 2019 and $4 million for the nine months ended September 30, 2020 and 2019.
6 Corporate Unallocated expense for the three and nine months ended September 30, 2020 includes a gain on disposition of $4 million, Kensho retention related expense of $2 million and $10 million, respectively, and employee severance charges of $10 million for the nine months ended September 30, 2020. Corporate Unallocated Expense for the three and nine months ended September 30, 2019 includes Kensho related expenses $6 million and $17 million, respectively. Corporate unallocated expense for the nine months ended September 30, 2019 includes employee severance charges of $7 million and a lease impairment of $5 million. Corporate Unallocated expense also includes amortization of intangibles from acquisitions of $7 million and $20 million for the three and nine months ended September 30, 2020, respectively, and $7 million and $21 million for the three and nine months ended September 30, 2019, respectively.

The following table presents our revenue disaggregated by revenue type for the periods ended September 30:

(in millions)	Ratings	Market Intelligence	Platts	Indices	Intersegment Elimination [1]	Total

	Three Months Ended September 30, 2020
Subscription	$—	$517	$205	$43	$—	$765
Non-subscription / Transaction	490	13	2	—	—	505
Non-transaction	404	—	—	—	(34)	370
Asset-linked fees	—	—	—	156	—	156
Sales usage-based royalties	—	—	15	35	—	50
Total revenue	$894	$530	$222	$234	$(34)	$1,846

Timing of revenue recognition
Services transferred at a point in time	$490	$13	$2	$—	$—	$505
Services transferred over time	404	517	220	234	(34)	1,341
Total revenue	$894	$530	$222	$234	$(34)	$1,846

	Nine Months Ended September 30, 2020
Subscription	$—	$1,525	$603	$132	$—	$2,260
Non-subscription / Transaction	1,546	39	4	—	—	1,589
Non-transaction	1,179	—	—	—	(102)	1,077
Asset-linked fees	—	1	—	468	—	469
Sales usage-based royalties	—	—	47	133	—	180
Total revenue	$2,725	$1,565	$654	$733	$(102)	$5,575

Timing of revenue recognition
Services transferred at a point in time	$1,546	$39	$4	$—	$—	$1,589
Services transferred over time	1,179	1,526	650	733	(102)	3,986
Total revenue	$2,725	$1,565	$654	$733	$(102)	$5,575

(in millions)	Ratings	Market Intelligence	Platts	Indices	Intersegment Elimination [1]	Total

	Three Months Ended September 30, 2019
Subscription	$—	$477	$194	$42	$—	$713
Non-subscription / Transaction	402	10	2	—	—	414
Non-transaction	387	—	—	—	(32)	355
Asset-linked fees	—	1	—	152	—	153
Sales usage-based royalties	—	—	16	38	—	54
Total revenue	$789	$488	$212	$232	$(32)	$1,689

Timing of revenue recognition
Services transferred at a point in time	$402	$10	$2	$—	$—	$414
Services transferred over time	387	478	210	232	(32)	1,275
Total revenue	$789	$488	$212	$232	$(32)	$1,689

	Nine Months Ended September 30, 2019
Subscription	$—	$1,416	$579	$122	$—	$2,117
Non-subscription / Transaction	1,148	31	8	—	—	1,187
Non-transaction	1,138	—	—	—	(95)	1,043
Asset-linked fees	—	10	—	454	—	464
Sales usage-based royalties	—	—	45	108	—	153
Total revenue	$2,286	$1,457	$632	$684	$(95)	$4,964

Timing of revenue recognition
Services transferred at a point in time	$1,148	$31	$8	$—	$—	$1,187
Services transferred over time	1,138	1,426	624	684	(95)	3,777
Total revenue	$2,286	$1,457	$632	$684	$(95)	$4,964
1 Intersegment eliminations primarily consists of a royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings.

The following provides revenue by geographic region for the periods ended September 30:

(in millions)	Three Months		Nine Months
	2020	2019	2020	2019
U.S.	$1,076	$1,021	$3,384	$2,978
European region	455	411	1,310	1,205
Asia	214	174	585	522
Rest of the world	101	83	296	259
Total	$1,846	$1,689	$5,575	$4,964

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
The following table provides information on the location and amounts of our leases on our consolidated balance sheets as of September 30, 2020 and December 31, 2019:

(in millions)		September 30,	December 31,
Balance Sheet Location		2020	2019
Assets
Right of use assets	Lease right of use assets	$610	$676
Liabilities
Other current liabilities	Current lease liabilities	102	112
Lease liabilities — non-current	Non-current lease liabilities	563	620

The components of lease expense for the periods ended September 30 are as follows:

(in millions)	Three Months		Nine Months
	2020	2019	2020	2019
Operating lease cost	$35	$39	$110	$116
Sublease income	—	(4)	(5)	(13)
Total lease cost	$35	$35	$105	$103

Supplemental information related to leases for the periods ended September 30 are as follows:

(in millions)	Three Months		Nine Months
	2020	2019	2020	2019
Cash paid for amounts included in the measurement for operating lease liabilities
Operating cash flows from operating leases	$32	$39	105	110

Right of use assets obtained in exchange for lease obligations
Operating leases	—	34	6	772

Weighted-average remaining lease term and discount rate for our operating leases are as follows:

	September 30,	December 31,
	2020	2019
Weighted-average remaining lease term (years)	8.5	9.0
Weighted-average discount rate	3.86%	3.93%

Maturities of lease liabilities for our operating leases are as follows:

(in millions)
2020 (Excluding the nine months ended September 30, 2020)	$31
2021	114
2022	97
2023	79
2024	67
2025 and beyond	360
Total undiscounted lease payments	$748
Less: Imputed interest	83
Present value of lease liabilities	$665

Related Party Agreements

In June of 2012, we entered into a license agreement (the "License Agreement") with the holder of S&P Dow Jones Indices LLC noncontrolling interest, CME Group, replacing the 2005 license agreement between Indices and CME Group. Under the terms of the License Agreement, S&P Dow Jones Indices LLC receives a share of the profits from the trading and clearing of CME Group's equity index products. During the three and nine months ended September 30, 2020, S&P Dow Jones Indices LLC earned $32 million and $119 million, respectively, of revenue under the terms of the License Agreement. During the three and nine months ended September 30, 2019, S&P Dow Jones Indices LLC earned $28 million and $87 million, respectively, of revenue under the terms of the License Agreement. The entire amount of this revenue is included in our consolidated statement of income and the portion related to the 27% noncontrolling interest is removed in net income attributable to noncontrolling interests.

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

The Company is aware of a potential class action complaint relating to alleged investment losses in collateralized debt obligations rated by Ratings prior to the financial crisis, which was filed in Australia on August 7, 2020 against the Company and a subsidiary of the Company. The Company and its subsidiary have not been served. We can provide no assurance that we will not be obligated to pay significant amounts in order to resolve these matters on terms deemed acceptable.

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

13. Recently Issued or Adopted Accounting Standards

In August of 2020, the Financial Accounting Standards Board ("FASB") issued guidance that amends the accounting for convertible instruments and the derivatives scopes exception for contracts in an entity's own equity. The guidance is effective for reporting periods beginning after December 15, 2020; however, early adoption is permitted. We do not expect this guidance to have a significant impact on our consolidated financial statements.

In January of 2020, the FASB intended to clarify the interaction of the accounting for equity securities under Accounting Standards Codification ("ASC") 321, investments accounted for under the equity method of accounting under ASC 323, and the accounting for certain forward contracts and purchased options accounted for under ASC 815. This guidance could change how the Company accounts for an equity security under the measurement alternative. The guidance is effective for reporting periods beginning after December 15, 2020; however, early adoption is permitted. We do not expect this guidance to have a significant impact on our consolidated financial statements.

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

In June of 2016, the FASB issued guidance amending the measurement of credit losses on certain financial instruments by requiring the use of an expected loss methodology, which will result in more timely recognition of credit losses. We adopted this guidance on January 1, 2020. The adoption of this guidance impacted our process for assessing the adequacy of our allowance for doubtful accounts on accounts receivable and contract assets by incorporating data points that provide indicators of future economic conditions including forecasted industry default rates and industry index benchmarks in concert with our historical process contemplating experienced receivable write off rates from past events and current economic conditions. The adoption of this guidance did not have a significant impact on our consolidated financial statements. During the nine months ended September 30, 2020, we incorporated the forecasted impact of future economic conditions into our allowance for doubtful accounts measurement process including the expected adverse impact of COVID-19 on the global economy.

14.    Condensed Consolidating Financial Statements

On November 26, 2019, we issued $500 million of 2.5% senior notes due in 2029 and $600 million of 3.25% senior notes due in 2049. In the fourth quarter of 2019, we used the net proceeds to fund the redemption of the $700 million outstanding principal amount of our 3.3% senior notes due in 2020 and a portion of the $400 million outstanding principal amount of our 6.55% senior notes due in 2037. On May 17, 2018, we issued $500 million of 4.5% notes due in 2048. On September 22, 2016, we issued $500 million of 2.95% senior notes due in 2027. On May 26, 2015, we issued $700 million of 4.0% senior notes due in 2025. On August 18, 2015, we issued $2.0 billion of senior notes, consisting of $400 million of 2.5% senior notes that were repaid in 2018, $700 million of 3.3% senior notes due in 2020 and $900 million of 4.4% senior notes due in 2026. On August 13, 2020, we issued $600 million of 1.25% senior notes due in 2030 and $700 million of 2.3% senior notes due in 2060. In the third quarter of 2020, we used the net proceeds to fund the redemption and extinguishment of the $900 million outstanding principal amount of our 4.4% senior notes due in 2026 and a portion of the outstanding principal amounts of our 6.55% senior notes due in 2037 and our 4.5% senior notes due in 2048. See Note 4 — Debt for additional information.

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

	Statement of Income
	Three Months Ended September 30, 2020
	(Unaudited)
(in millions)	S&P Global Inc.	Standard & Poor's Financial Services LLC	Non-Guarantor Subsidiaries	Eliminations	S&P Global Inc. Consolidated
Revenue	$219	$541	$1,128	$(42)	$1,846
Expenses:
Operating-related expenses	28	120	415	(44)	519
Selling and general expenses	26	84	227	2	339
Depreciation	9	2	9	—	20
Amortization of intangibles	—	—	32	—	32
Total expenses	63	206	683	(42)	910
Gain on dispositions	(5)	—	(3)	—	(8)
Operating profit	161	335	448	—	944
Other income, net	(4)	—	(2)	—	(6)
Interest expense (income), net	35	1	(1)	—	35
Loss on extinguishment of debt	279	—	—	—	279
Non-operating intercompany transactions	103	(6)	(172)	75	—
Income before taxes on income	(252)	340	623	(75)	636
(Benefit) provision for taxes on income	(71)	83	126	—	138
Equity in net income of subsidiaries	711	—	—	(711)	—
Net income	$530	$257	$497	$(786)	$498
Less: net income attributable to noncontrolling interests	—	—	—	(43)	(43)
Net income attributable to S&P Global Inc.	$530	$257	$497	$(829)	$455
Comprehensive income	$503	$257	$554	$(789)	$525

	Statement of Income
	Nine Months Ended September 30, 2020
	(Unaudited)
(in millions)	S&P Global Inc.	Standard & Poor's Financial Services LLC	Non-Guarantor Subsidiaries	Eliminations	S&P Global Inc. Consolidated
Revenue	$645	$1,717	$3,337	$(124)	$5,575
Expenses:
Operating-related expenses	85	345	1,227	(124)	1,533
Selling and general expenses	109	177	658	—	944
Depreciation	30	8	22	—	60
Amortization of intangibles	—	—	94	—	94
Total expenses	224	530	2,001	(124)	2,631
Gain on dispositions	(5)	—	(11)	—	(16)
Operating profit	426	1,187	1,347	—	2,960
Other income, net	(12)	—	(4)	—	(16)
Interest expense (income), net	112	1	(4)	—	109
Loss on extinguishment of debt	279	—	—	—	279
Non-operating intercompany transactions	300	(26)	(1,505)	1,231	—
Income before taxes on income	(253)	1,212	2,860	(1,231)	2,588
(Benefit) provision for taxes on income	(80)	296	343	—	559
Equity in net income of subsidiaries	3,289	—	—	(3,289)	—
Net income	$3,116	$916	$2,517	$(4,520)	$2,029
Less: net income attributable to noncontrolling interests	—	—	—	(144)	(144)
Net income attributable to S&P Global Inc.	$3,116	$916	$2,517	$(4,664)	$1,885
Comprehensive income	$3,067	$916	$2,515	$(4,522)	$1,976

	Statement of Income
	Three Months Ended September 30, 2019
	(Unaudited)
(in millions)	S&P Global Inc.	Standard & Poor's Financial Services LLC	Non-Guarantor Subsidiaries	Eliminations	S&P Global Inc. Consolidated
Revenue	$207	$491	$1,030	$(39)	$1,689
Expenses:
Operating-related expenses	64	103	352	(39)	480
Selling and general expenses	26	58	234	—	318
Depreciation	11	3	6	—	20
Amortization of intangibles	—	—	29	—	29
Total expenses	101	164	621	(39)	847
Gain on dispositions	(49)	—	—	—	(49)
Operating profit	155	327	409	—	891
Other (income) expense, net	(5)	—	13	—	8
Interest expense (income), net	37	—	(5)	—	32
Non-operating intercompany transactions	100	(6)	(107)	13	—
Income before taxes on income	23	333	508	(13)	851
Provision for taxes on income	16	80	93	—	189
Equity in net income of subsidiaries	622	—	—	(622)	—
Net income	$629	$253	$415	$(635)	$662
Less: net income attributable to noncontrolling interests	—	—	—	(45)	(45)
Net income attributable to S&P Global Inc.	$629	$253	$415	$(680)	$617
Comprehensive income	$632	$253	$376	$(633)	$628

	Statement of Income
	Nine Months Ended September 30, 2019
	(Unaudited)
(in millions)	S&P Global Inc.	Standard & Poor's Financial Services LLC	Non-Guarantor Subsidiaries	Eliminations	S&P Global Inc. Consolidated
Revenue	$617	$1,416	$3,047	$(116)	$4,964
Expenses:
Operating-related expenses	195	330	1,051	(116)	1,460
Selling and general expenses	55	222	715	—	992
Depreciation	33	9	19	—	61
Amortization of intangibles	—	—	92	—	92
Total expenses	283	561	1,877	(116)	2,605
Gain on dispositions	(49)	—	—	—	(49)
Operating profit	383	855	1,170	—	2,408
Other expense, net	96	—	8	—	104
Interest expense (income), net	115	—	(10)	—	105
Non-operating intercompany transactions	291	(42)	(1,444)	1,195	—
Income before taxes on income	(119)	897	2,616	(1,195)	2,199
(Benefit) provision for taxes on income	(28)	239	271	—	482
Equity in net income of subsidiaries	2,868	—	—	(2,868)	—
Net income	$2,777	$658	$2,345	$(4,063)	$1,717
Less: net income attributable to noncontrolling interests	—	—	—	(135)	(135)
Net income attributable to S&P Global Inc.	$2,777	$658	$2,345	$(4,198)	$1,582
Comprehensive income	$2,869	$658	$2,310	$(4,062)	$1,775

	Balance Sheet
	September 30, 2020
	(Unaudited)
(in millions)	S&P Global Inc.	Standard & Poor's Financial Services LLC	Non-Guarantor Subsidiaries	Eliminations	S&P Global Inc. Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$1,818	$—	$1,330	$—	$3,148
Restricted cash	—	—	20	—	20
Accounts receivable, net of allowance for doubtful accounts	216	209	1,002	—	1,427
Intercompany receivable	652	3,485	4,702	(8,839)	—
Prepaid and other current assets	104	(1)	143	—	246
Total current assets	2,790	3,693	7,197	(8,839)	4,841
Property and equipment, net of accumulated depreciation	188	—	110	—	298
Right of use assets	364	1	245	—	610
Goodwill	283	—	3,425	7	3,715
Other intangible assets, net	—	—	1,376	—	1,376
Investments in subsidiaries	12,739	6	8,228	(20,973)	—
Intercompany loans receivable	17	—	1,107	(1,124)	—
Other non-current assets	238	33	342	(1)	612
Total assets	$16,619	$3,733	$22,030	$(30,930)	$11,452
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$77	$10	$99	$—	$186
Intercompany payable	7,633	53	1,153	(8,839)	—
Accrued compensation and contributions to retirement plans	138	50	204	—	392
Income taxes currently payable	16	—	63	—	79
Unearned revenue	308	245	1,167	—	1,720
Other current liabilities	171	13	254	—	438
Total current liabilities	8,343	371	2,940	(8,839)	2,815
Long-term debt	4,110	—	—	—	4,110
Lease liabilities — non-current	351	1	211	—	563
Intercompany loans payable	—	—	1,124	(1,124)	—
Pension and other postretirement benefits	174	—	88	—	262
Other non-current liabilities	204	76	413	—	693
Total liabilities	13,182	448	4,776	(9,963)	8,443
Redeemable noncontrolling interest	—	—	—	2,511	2,511
Equity:
Common stock	294	—	2,375	(2,375)	294
Additional paid-in capital	103	642	9,533	(9,361)	917
Retained income	16,722	2,643	5,845	(11,842)	13,368
Accumulated other comprehensive loss	(224)	—	(499)	46	(677)
Less: common stock in treasury	(13,458)	—	(2)	—	(13,460)
Total equity - controlling interests	3,437	3,285	17,252	(23,532)	442
Total equity - noncontrolling interests	—	—	2	54	56
Total equity	3,437	3,285	17,254	(23,478)	498
Total liabilities and equity	$16,619	$3,733	$22,030	$(30,930)	$11,452

	Balance Sheet
	December 31, 2019
(in millions)	S&P Global Inc.	Standard & Poor's Financial Services LLC	Non-Guarantor Subsidiaries	Eliminations	S&P Global Inc. Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$1,130	$—	$1,736	$—	$2,866
Restricted cash	—	—	20	—	20
Accounts receivable, net of allowance for doubtful accounts	229	148	1,200	—	1,577
Intercompany receivable	675	2,855	3,983	(7,513)	—
Prepaid and other current assets	102	2	145	—	249
Total current assets	2,136	3,005	7,084	(7,513)	4,712
Property and equipment, net of accumulated depreciation	204	—	116	—	320
Right of use assets	402	1	273	—	676
Goodwill	283	—	3,283	9	3,575
Other intangible assets, net	—	—	1,424	—	1,424
Investments in subsidiaries	12,134	6	8,088	(20,228)	—
Intercompany loans receivable	17	—	1,229	(1,246)	—
Other non-current assets	281	37	324	(1)	641
Total assets	$15,457	$3,049	$21,821	$(28,979)	$11,348
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$80	$11	$99	$—	$190
Intercompany payable	6,288	27	1,198	(7,513)	—
Accrued compensation and contributions to retirement plans	148	61	237	—	446
Income taxes currently payable	7	—	61	—	68
Unearned revenue	297	243	1,388	—	1,928
Other current liabilities	187	18	256	—	461
Total current liabilities	7,007	360	3,239	(7,513)	3,093
Long-term debt	3,948	—	—	—	3,948
Lease liabilities — non-current	383	1	236	—	620
Intercompany loans payable	—	—	1,246	(1,246)	—
Pension and other postretirement benefits	178	—	81	—	259
Other non-current liabilities	171	81	373	(1)	624
Total liabilities	11,687	442	5,175	(8,760)	8,544
Redeemable noncontrolling interest	—	—	—	2,268	2,268
Equity:
Common stock	294	—	2,377	(2,377)	294
Additional paid-in capital	112	632	9,362	(9,203)	903
Retained income	15,836	1,975	5,404	(11,010)	12,205
Accumulated other comprehensive loss	(175)	—	(497)	48	(624)
Less: common stock in treasury	(12,297)	—	(2)	—	(12,299)
Total equity - controlling interests	3,770	2,607	16,644	(22,542)	479
Total equity - noncontrolling interests	—	—	2	55	57
Total equity	3,770	2,607	16,646	(22,487)	536
Total liabilities and equity	$15,457	$3,049	$21,821	$(28,979)	$11,348

	Statement of Cash Flows
	Nine Months Ended September 30, 2020
	(Unaudited)
(in millions)	S&P Global Inc.	Standard & Poor's Financial Services LLC	Non-Guarantor Subsidiaries	Eliminations	S&P Global Inc. Consolidated
Operating Activities:
Net income	$3,116	$916	$2,517	$(4,520)	$2,029
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	30	8	22	—	60
Amortization of intangibles	—	—	94	—	94
Provision for losses on accounts receivable	4	4	8	—	16
Deferred income taxes	(12)	—	(2)	—	(14)
Stock-based compensation	24	10	26	—	60
Gain on dispositions	(5)	—	(11)	—	(16)
Pension settlement charge, net of taxes	—	—	2	—	2
Loss on extinguishment of debt	279	—	—	—	279
Other	22	—	28	—	50
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	9	(46)	209	—	172
Prepaid and other current assets	(46)	21	(27)	—	(52)
Accounts payable and accrued expenses	(19)	(16)	(62)	—	(97)
Unearned revenue	12	4	(174)	—	(158)
Other current liabilities	(18)	(5)	(5)	—	(28)
Net change in prepaid/accrued income taxes	57	(28)	(1)	—	28
Net change in other assets and liabilities	20	(13)	(6)	—	1
Cash provided by operating activities	3,473	855	2,618	(4,520)	2,426
Investing Activities:
Capital expenditures	(10)	(5)	(28)	—	(43)
Acquisitions, net of cash acquired	—	—	(189)	—	(189)
Proceeds from dispositions	—	—	9	—	9
Changes in short-term investments	—	—	19	—	19
Cash used for investing activities	(10)	(5)	(189)	—	(204)
Financing Activities:
Proceeds from issuance of senior notes, net	1,276	—	—	—	1,276
Payments on senior notes	(1,394)	—	—	—	(1,394)
Dividends paid to shareholders	(484)	—	—	—	(484)
Distributions to noncontrolling interest holders, net	—	—	(143)	—	(143)
Repurchase of treasury shares	(1,164)	—	—	—	(1,164)
Exercise of stock options	11	—	3	—	14
Employee withholding tax on share-based payments	(55)	—	—	—	(55)
Intercompany financing activities	(965)	(850)	(2,705)	4,520	—
Cash used for financing activities	(2,775)	(850)	(2,845)	4,520	(1,950)
Effect of exchange rate changes on cash	—	—	10	—	10
Net change in cash, cash equivalents, and restricted cash	688	—	(406)	—	282
Cash, cash equivalents, and restricted cash at beginning of period	1,130	—	1,756	—	2,886
Cash, cash equivalents, and restricted cash at end of period	$1,818	$—	$1,350	$—	$3,168

	Statement of Cash Flows
	Nine Months Ended September 30, 2019
	(Unaudited)
(in millions)	S&P Global Inc.	Standard & Poor's Financial Services LLC	Non-Guarantor Subsidiaries	Eliminations	S&P Global Inc. Consolidated
Operating Activities:
Net income	$2,777	$658	$2,345	$(4,063)	$1,717
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	33	9	19	—	61
Amortization of intangibles	—	—	92	—	92
Provision for losses on accounts receivable	5	1	11	—	17
Deferred income taxes	22	1	10	—	33
Stock-based compensation	17	9	27	—	53
Gain on dispositions	(49)	—	—	—	(49)
Pension settlement charge, net of taxes	85	—	—	—	85
Other	12	6	31	—	49
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(90)	(86)	126	—	(50)
Prepaid and other current assets	(20)	2	(41)	—	(59)
Accounts payable and accrued expenses	(17)	(1)	(36)	—	(54)
Unearned revenue	35	21	(83)	—	(27)
Other current liabilities	(62)	(6)	(14)	—	(82)
Net change in prepaid/accrued income taxes	31	1	8	—	40
Net change in other assets and liabilities	(56)	(3)	5	—	(54)
Cash provided by operating activities	2,723	612	2,500	(4,063)	1,772
Investing Activities:
Capital expenditures	(32)	(3)	(42)	—	(77)
Acquisitions, net of cash acquired	—	—	(25)	—	(25)
Proceeds from dispositions	85	—	—	—	85
Changes in short-term investments	—	—	(3)	—	(3)
Cash used for investing activities	53	(3)	(70)	—	(20)
Financing Activities:
Dividends paid to shareholders	(421)	—	—	—	(421)
Distributions to noncontrolling interest holders, net	—	—	(100)	—	(100)
Repurchase of treasury shares	(1,144)	—	—	—	(1,144)
Exercise of stock options	36	—	2	—	38
Employee withholding tax on share-based payments, and other	(55)	—	(2)	—	(57)
Intercompany financing activities	(1,377)	(609)	(2,077)	4,063	—
Cash used for financing activities	(2,961)	(609)	(2,177)	4,063	(1,684)
Effect of exchange rate changes on cash	—	—	(7)	—	(7)
Net change in cash, cash equivalents, and restricted cash	(185)	—	246	—	61
Cash, cash equivalents, and restricted cash at beginning of period	694	—	1,264	—	1,958
Cash, cash equivalents, and restricted cash at end of period	$509	$—	$1,510	$—	$2,019

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

The following Management's Discussion and Analysis (“MD&A”) provides a narrative of the results of operations and financial condition of S&P Global Inc. (together with its consolidated subsidiaries, "S&P Global," the “Company,” “we,” “us” or “our”) for the three and nine months ended September 30, 2020. The MD&A should be read in conjunction with the consolidated financial statements, accompanying notes and MD&A included in our Form 10-K for the year ended December 31, 2019 (our “Form 10-K”), which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The MD&A includes the following sections:
•Overview
•Results of Operations — Comparing the Three and Nine Months Ended September 30, 2020 and 2019
•Liquidity and Capital Resources
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
Key results for the periods ended September 30 are as follows:

(in millions, except per share amounts)	Three Months			Nine Months
	2020	2019	% Change [1]	2020	2019	% Change [1]
Revenue	$1,846	$1,689	9%	$5,575	$4,964	12%
Operating profit [2]	$944	$891	6%	$2,960	$2,408	23%
Operating margin %	51%	53%		53%	49%
Diluted earnings per share from net income	$1.88	$2.50	(25)%	$7.78	$6.40	22%
1     % changes in the tables throughout the MD&A are calculated off of the actual number, not the rounded number presented.
2 Operating profit for the three months ended September 30, 2020 includes a gain on dispositions of $8 million, a technology-related impairment charge of $5 million and Kensho retention related expense of $2 million. Operating profit for the nine months ended September 30, 2020 includes a gain on dispositions of $16 million, employee severance charges of $12 million, a technology-related impairment charge of $5 million and Kensho retention related expense of $10 million. Operating profit for the three and nine months ended September 30, 2019 includes a gain on dispositions related to the sale of RigData and Standard & Poor's Investment Advisory Services LLC ("SPIAS") of $27 million and $22 million, respectively. The nine months ended September 30, 2019 includes employee severance charges of $20 million and a lease impairment charge of $5 million. Additionally, operating profit for the three and nine months ended September 30, 2019 includes Kensho retention related expense of $6 million and $17 million, respectively. Operating profit also includes amortization of intangibles from acquisitions of $32 million and $29 million for the three months ended September 30, 2020 and 2019, respectively, and $94 million and $92 million for the nine months ended September 30, 2020 and 2019, respectively.

Three Months

Revenue increased 9% driven by increases at all of our reportable segments. Revenue growth at Ratings was mainly driven by an increase in transaction revenue due to higher corporate bond ratings revenue, partially offset by a decrease in bank loan ratings revenue. Revenue growth at Market Intelligence was driven by annualized contract value growth in Market Intelligence Desktop products, Credit Risk Solutions and Data Management Solutions. Revenue growth at Indices was due to higher average levels of assets under management ("AUM") for ETFs and mutual funds, and an increase in data subscription revenue, partially offset by lower over-the-counter derivative revenue and exchange-traded derivative revenue. The revenue increase at Platts was primarily due to continued demand for market data and price assessment products. Foreign exchange rates had a favorable impact of less than 1 percentage point.

Operating profit increased 6%, with a favorable impact from foreign exchange rates of 2 percentage points. Excluding the unfavorable impact of a higher gain on dispositions in 2019 of 5 percentage points primarily related to the sale of RigData and SPIAS, operating profit increased 11%. The increase was primarily due to revenue growth at all of our reportable segments combined with a decrease in travel and entertainment expenses from non-essential travel restrictions in response to the 2019 novel coronavirus ("COVID-19"), partially offset by an increase in incentive costs and higher compensation costs driven by annual merit increases and additional headcount.

Nine Months

Revenue increased 12% driven by increases at all of our reportable segments. Revenue growth at Ratings was mainly driven by an increase in transaction revenue due to higher corporate bond ratings revenue, partially offset by a decrease in bank loan ratings revenue. Revenue growth at Market Intelligence was driven by annualized contract value growth in Market Intelligence Desktop products, Credit Risk Solutions and Data Management Solutions. Revenue growth at Indices was due to higher exchange-traded derivatives trading volumes, higher AUM for ETFs and an increase in data subscription revenue. The revenue increase at Platts was primarily due to continued demand for market data and price assessment products. Foreign exchange rates had an unfavorable impact of less than 1 percentage point.

Operating profit increased 23%, with a favorable impact from foreign exchange rates of 2 percentage points. Excluding the unfavorable impact of a higher gain on dispositions in 2019 of less than 1 percentage point primarily related to the sale of RigData and SPIAS and a technology-related impairment charge of less than 1 percentage point, partially offset by higher employee severance charges in 2019 of less than 1 percentage point, a lease impairment charge in 2019 of less than 1 percentage point and higher Kensho retention related expense in 2019 of less than 1 percentage point, operating profit increased 23%. The increase was primarily due to revenue growth at all of our reportable segments combined with a decrease in travel and entertainment expenses from non-essential travel restrictions in response to COVID-19, partially offset by an increase in incentive costs and higher compensation costs driven by annual merit increases and additional headcount.

We are closely monitoring the impact of the outbreak of COVID-19 on all aspects of our business. While COVID-19 did not have a material adverse effect on our reported results for the three and nine months ended September 30, 2020, we are unable to predict the ultimate impact that it may have on our business, future results of operations, financial position or cash flows. While we have modeled and updated the financial implications of a three month recovery scenario, factoring in data points from both internal and external economists and a range of observable market sources and incorporated the impact into our 2020 guidance expectations, the extent to which our results of operations may be impacted by the COVID-19 pandemic will depend largely on future developments, which are uncertain and cannot be accurately predicted.

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

RESULTS OF OPERATIONS — COMPARING THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019
Consolidated Review

(in millions)	Three Months			Nine Months
	2020	2019	% Change	2020	2019	% Change
Revenue	$1,846	$1,689	9%	$5,575	$4,964	12%
Total Expenses:
Operating-related expenses	519	480	8%	1,533	1,460	5%
Selling and general expenses	339	318	6%	944	992	(5)%
Depreciation and amortization	52	49	6%	154	153	1%
Total expenses	910	847	7%	2,631	2,605	1%
Gain on dispositions	(8)	(49)	(84)%	(16)	(49)	(67)%
Operating profit	944	891	6%	2,960	2,408	23%
Other expense, net	(6)	8	N/M	(16)	104	N/M
Interest expense, net	35	32	11%	109	105	4%
Loss on extinguishment of debt	279	—	N/M	279	—	N/M
Provision for taxes on income	138	189	(27)%	559	482	16%
Net income	498	662	(25)%	2,029	1,717	18%
Less: net income attributable to noncontrolling interests	(43)	(45)	3%	(144)	(135)	(6)%
Net income attributable to S&P Global Inc.	$455	$617	(26)%	$1,885	$1,582	19%
Revenue
The following table provides consolidated revenue information for the periods ended September 30:

(in millions)	Three Months			Nine Months
	2020	2019	% Change	2020	2019	% Change
Revenue	$1,846	$1,689	9%	$5,575	$4,964	12%

Subscription revenue	$765	$713	7%	$2,260	$2,117	7%
Non-subscription / transaction revenue	505	414	22%	1,589	1,187	34%
Non-transaction revenue	370	355	4%	1,077	1,043	3%
Asset-linked fees	156	153	2%	469	464	1%
Sales usage-based royalties	50	54	(6)%	180	153	18%

% of total revenue:
Subscription revenue	41%	42%		41%	43%
Non-subscription / transaction revenue	27%	25%		29%	24%
Non-transaction revenue	20%	21%		19%	21%
Asset-linked fees	9%	9%		8%	10%
Sales usage-based royalties	3%	3%		3%	2%

U.S. revenue	$1,076	$1,021	5%	$3,384	$2,978	14%
International revenue:
European region	455	411	10%	1,310	1,205	9%
Asia	214	174	23%	585	522	12%
Rest of the world	101	83	22%	296	259	14%
Total international revenue	$770	$668	15%	$2,191	$1,986	10%
% of total revenue:
U.S. revenue	58%	60%		61%	60%
International revenue	42%	40%		39%	40%

Three Months

Subscription revenue increased primarily from growth in Market Intelligence's average contract values and continued demand for Platts proprietary content. Higher data subscription revenue at Indices also contributed to subscription revenue growth. Non-transaction revenue increased primarily due to an increase in Ratings Evaluation Service ("RES") activity, partially offset by lower entity credit ratings revenue. Non-subscription / transaction revenue increased due to an increase in corporate bond ratings revenue, partially offset by lower bank loan ratings revenue. Asset linked fees increased reflecting higher average levels of assets under management for ETFs and mutual funds at Indices. The decrease in sales-usage based royalties was primarily driven by lower exchange-traded derivative revenue at Indices. See “Segment Review” below for further information.

The favorable impact of foreign exchange rates increased revenue by less than 1 percentage point. This impact refers to constant currency comparisons estimated by recalculating current year results of foreign operations using the average exchange rate from the prior year.

Nine Months

Subscription revenue increased primarily from growth in Market Intelligence's average contract values and continued demand for Platts proprietary content. Higher data subscription revenue at Indices also contributed to subscription revenue growth. Non-transaction revenue increased primarily due to an increase in surveillance and royalty revenue, partially offset by lower entity credit ratings revenue. Non-subscription / transaction revenue increased due to an increase in corporate bond ratings revenue, partially offset by a decrease in bank loan ratings revenue at Ratings. Asset linked fees increased due to the impact of higher average levels of assets under management for ETFs at Indices. The increase in sales-usage based royalties was primarily driven by higher exchange-traded derivative volumes at Indices. See “Segment Review” below for further information.

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

Total Expenses

The following tables provide an analysis by segment of our operating-related expenses and selling and general expenses for the periods ended September 30:

Three Months

(in millions)	2020		2019		% Change
	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses
Ratings [1]	$243	$96	$219	$85	11%	12%
Market Intelligence	221	124	203	122	9%	2%
Platts	48	47	48	49	1%	(4)%
Indices	34	47	33	35	1%	34%
Intersegment eliminations [2]	(35)	2	(32)	—	(11)%	-
Total segments	511	316	471	291	8%	8%
Corporate Unallocated expense [3]	8	23	9	27	(7)%	(16)%
Total	$519	$339	$480	$318	8%	6%

1    In 2020, selling and general expenses include a technology-related impairment charge of $5 million.
2 Intersegment eliminations primarily relate to a royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings.
3 In 2020 and 2019, selling and general expenses include Kensho retention related expense of $2 million and $6 million, respectively.

Operating-Related Expenses

Operating-related expenses increased 8% driven by an increase at Ratings and Market Intelligence. The increase at Ratings was primarily driven by higher incentive costs. The increase at Market Intelligence was due to an increase in compensation costs associated with investments in growth initiatives and the acquisition of 451 Research, LLC, higher incentive costs and an increase in intersegment royalties tied to annualized contract value growth. These increases were partially offset by a decrease in travel and entertainment expenses from non-essential travel restrictions in response to COVID-19.

Intersegment eliminations primarily relate to a royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings.

Selling and General Expenses

Selling and general expenses increased 6%. Excluding the impact of a technology-related impairment charge of 1 percentage point, partially offset by higher Kensho related retention expense in 2019 of 1 percentage point, selling and general expenses increased 6%. This increase was primarily driven by an increase at Indices and Ratings. The increase at Indices was primarily driven by an increase in legal related costs and Ratings increased primarily due to higher incentive costs.

Depreciation and Amortization

Depreciation and amortization increased 1% due to an increase in amortization expense driven by the acquisitions of RobecoSAM and 451 Research, LLC in January 2020 and December 2019, respectively.

Nine Months

(in millions)	2020		2019		% Change
	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses	Operating- related expenses	Selling and general expenses
Ratings [1]	$681	$257	$665	$290	2%	(11)%
Market Intelligence [2]	669	363	606	368	10%	(1)%
Platts [3]	144	140	146	149	(2)%	(6)%
Indices	115	108	109	95	5%	14%
Intersegment eliminations [4]	(102)	—	(95)	—	(7)%	-
Total segments	1,507	868	1,431	902	5%	(4)%
Corporate Unallocated expense [5]	26	76	29	90	(6)%	(16)%
Total	$1,533	$944	$1,460	$992	5%	(5)%

1    In 2020, selling and general expenses include a technology-related impairment charge of $5 million. In 2019, selling and general expenses include employee severance charges of $11 million.
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
5 In 2020 and 2019, selling and general expenses include employee severance charges of $10 million and $7 million, respectively. In 2019, selling and general expenses include a lease impairment charge of $5 million. In 2020 and 2019, selling and general expenses include Kensho retention related expense of $10 million and $17 million, respectively.

Operating-Related Expenses

Operating-related expenses increased 5% primarily driven by an increase at Market Intelligence and Ratings. The increase at Market Intelligence was due to higher compensation costs driven by investments in growth initiatives and the acquisition of 451 Research, LLC, higher incentive costs and an increase in intersegment royalties tied to annualized contract value growth. The increase at Ratings was primarily driven by higher incentive costs. These increases were partially offset by a decrease in travel and entertainment expenses from non-essential travel restrictions in response to COVID-19.

Intersegment eliminations primarily relate to a royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings.

Selling and General Expenses

Selling and general expenses decreased 5%. Excluding the impact of higher Kensho related retention expense in 2019 of 1 percentage point and higher employee severance charges in 2019 of 1 percentage point, selling and general expenses decreased 3%. This decrease was primarily driven by decreases at Ratings, Platts and Market Intelligence due to a decrease in travel and entertainment expenses from non-essential travel restrictions in response to COVID-19, partially offset by an increase at Indices driven by an increase in legal related costs.

Depreciation and Amortization

Depreciation and amortization increased 1% due to an increase in amortization expense driven by the acquisitions of RobecoSAM and 451 Research, LLC in January 2020 and December 2019, respectively, partially offset by a decrease in depreciation expense due to assets being fully depreciated.

Gain on Dispositions
During the three and nine months ended September 30, 2020, we completed the following disposition that resulted in a pre-tax gain of $3 million and $11 million, respectively, which was included in Gain on disposition in the consolidated statements of income:
•In January of 2020, Market Intelligence entered into a strategic alliance to transition S&P Global Market Intelligence's Investor Relations ("IR") webhosting business to Q4 Inc. ("Q4"), a third party provider of investor relations related services. This alliance will integrate Market Intelligence's proprietary data into Q4's portfolio of solutions, enabling further opportunities for commercial collaboration. In connection with transitioning its IR webhosting business to Q4, Market Intelligence made a minority investment in Q4. During the three months and nine months ended September 30, 2020, we recorded a pre-tax gain of $3 million ($2 million after-tax) and $11 million ($10 million after-tax), respectively, in Gain on dispositions in the consolidated statement of income related to the sale of IR.
•In September of 2020, we sold our facility at East Windsor, New Jersey. During the three and nine months ended September 30, 2020, we recorded a pre-tax gain of $4 million ($3 million after-tax) in Gain on dispositions in the consolidated statements of income related to the sale of East Windsor.
•During the three and nine months ended September 30, 2020, we recorded a pre-tax gain of $1 million ($1 million after-tax) in Gain on dispositions in the consolidated statements of income related to the sale of SPIAS within our Market Intelligence segment in July of 2019.
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
The tables below reconcile segment operating profit to total operating profit for the periods ended September 30:
Three Months

(in millions)	2020	2019	% Change
Ratings [1]	$544	$477	14%
Market Intelligence [2]	164	161	2%
Platts [3]	121	136	(11)%
Indices [4]	151	162	(7)%
Total segment operating profit	980	936	5%
Corporate Unallocated expense [5]	(36)	(45)	20%
Total operating profit	$944	$891	6%
1 2020 includes a technology-related impairment charge of $5 million. 2019 includes employee severance charges of $11 million. 2020 includes amortization of intangibles from acquisitions of $3 million.
2    2020 includes a gain on dispositions related to the sale of Investor Relations and SPIAS of $4 million and 2019 includes a gain on the sale of SPIAS of $22 million. 2020 and 2019 includes amortization of intangibles from acquisitions of $19 million.
3    2019 includes a gain on the sale of RigData of $27 million. 2020 and 2019 include amortization of intangibles from acquisitions of $2 million.
4    2020 and 2019 include amortization of intangibles from acquisitions of $1 million.
5    2020 includes a gain on disposition of $4 million. 2020 and 2019 include Kensho retention related expense of $2 million and $6 million, respectively. 2020 and 2019 include amortization of intangibles from acquisitions of $7 million.

Segment Operating Profit — Increased 5% as compared to 2019. Excluding the unfavorable impact of a higher gain on dispositions in 2019 of 5 percentage points primarily related to the sale of RigData and SPIAS and a technology-related impairment charge in 2020 of 1 percentage point, operating profit increased 11%. The increase was primarily due to an increase in revenue at all of our reportable segments combined with a decrease in travel and entertainment expenses from non-essential travel restrictions in response to COVID-19, partially offset by an increase in incentive costs and higher compensation costs driven by annual merit increases and additional headcount. See “Segment Review” below for further information.
Corporate Unallocated Expense— Corporate Unallocated expense includes costs for corporate functions, select initiatives, unoccupied office space and Kensho, included in selling and general expenses. Corporate Unallocated expense decreased 20% compared to 2019. Excluding the favorable impact of a gain on disposition in 2020 of 8 percentage points and higher Kensho retention related expense in 2019 of 7 percentage points, Corporate Unallocated expense decreased 5% driven by lower rental expense from a reduction in the Company's real estate footprint, a decrease in travel and entertainment expenses and proceeds from a company owned life insurance policy, partially offset by a contribution to the S&P Global Foundation made in 2020.

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

Nine Months

(in millions)	2020	2019	% Change
Ratings [1]	$1,758	$1,305	35%
Market Intelligence [2]	469	431	9%
Platts [3]	357	348	3%
Indices [4]	504	474	6%
Total segment operating profit	3,088	2,558	21%
Corporate Unallocated expense [5]	(128)	(150)	15%
Total operating profit	$2,960	$2,408	23%
1     2020 includes a technology-related impairment charge of $5 million. 2019 includes employee severance charges of $11 million. 2020 and 2019 include amortization of intangibles from acquisitions of $5 million and $2 million, respectively.
2    2020 includes a gain on dispositions related to the sale of Investor Relations and SPIAS of $12 million and employee severance charges of $2 million. 2019 includes a gain on the sale of SPIAS of $22 million and employee severance charges of $1 million. 2020 and 2019 includes amortization of intangibles from acquisitions of $58 million and $56 million, respectively.
3    2019 includes a gain on the sale of RigData of $27 milllion and employee severance charges of $1 million. 2020 and 2019 include amortization of intangibles from acquisitions of $7 million and $9 million, respectively.
4    2020 and 2019 include amortization of intangibles from acquisitions of $4 million.
5    2020 and 2019 include employee severance charges of $10 million and $7 million, respectively, and Kensho retention related expense of $10 million and $17 million, respectively. 2020 includes and gain on disposition of $4 million and 2019 includes a lease impairment charge of $5 million. 2020 and 2019 include amortization of intangibles from acquisitions of $20 million and $21 million, respectively.
Segment Operating Profit — Increased 21% as compared to 2019. Excluding the unfavorable impact of a higher gain on dispositions in 2019 of 1 percentage point primarily related to the sale of RigData and SPIAS, operating profit increased 22%. The increase was primarily due to an increase in revenue at all of our reportable segments combined with a decrease in travel and entertainment expenses from non-essential travel restrictions in response to COVID-19, partially offset by an increase in incentive costs and higher compensation costs driven by annual merit increases and additional headcount. See “Segment Review” below for further information.
Corporate Unallocated Expense— Corporate Unallocated expense includes costs for corporate functions, select initiatives, unoccupied office space and Kensho, included in selling and general expenses. Corporate Unallocated expense decreased 15% compared to 2019. Excluding the favorable impact of higher Kensho retention related expense in 2019 of 3 percentage points, a gain on disposition in 2020 of 2 percentage points, a lease impairment charge in 2019 of 2 percentage points, higher amortization of intangibles in 2019 of 1 percentage point, partially offset by higher employee severance charges in 2020 of 2 percentage points, Corporate Unallocated expense decreased 8%. This decrease was driven by lower rental expense from a reduction in the Company's real estate footprint, a decrease in travel and entertainment expenses and lower professional fees, partially offset by contributions to the S&P Global Foundation made in 2020.

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
Other (Income) Expense, net
Other (income) expense, net primarily includes the net periodic benefit cost for our retirement and post retirement plans. Other income, net increased to $6 million for the three months ended September 30, 2020 compared to other expense, net of $8 million for the three months ended September 30, 2019 primarily due to a higher loss on investments for the three months ended September 30, 2019. During the nine months ended September 30, 2020, lump sum withdrawals exceeded the combined total anticipated annual service and interest cost of our U.K. pension plan, triggering the recognition of a non-cash pre-tax settlement charge of $3 million. During the first nine months of 2019, the Company purchased a group annuity contract under which an insurance company assumed the Company’s obligation to pay pension benefits to approximately 4,600 retirees and beneficiaries. This purchase eliminates all future investment or mortality risk associated with these retirees. The purchase of this group annuity contract was funded with pension plan assets. As a result, the Company’s outstanding pension benefit obligation was reduced by approximately $370 million, representing approximately 24% of the total obligations of the Company’s qualified pension plans. In connection with this transaction, the Company recorded a pre-tax settlement charge of $113 million reflecting the accelerated recognition of a portion of unamortized actuarial losses in the plan. Excluding these pension settlement charges, other income, net was $19 million for the nine months ended September 30, 2020 compared to $8 million for the nine months ended September 30, 2019 due to a higher loss on investments for the nine months ended September 30, 2019.

Interest Expense, net

Net interest expense increased 11% and 4% compared to the three and nine months ended September 30, 2019, respectively, primarily due to a decrease in interest income in 2020 as a result of a decrease in interest rates and lower cash balances in international locations.

Loss on Extinguishment of Debt

The three and nine months ended September 30, 2020 includes $279 million related to the redemption fee on the early retirement of our 4.4% senior notes due in 2026 and a portion of the 6.55% senior notes due in 2037 and 4.5% senior notes due in 2048 in the third quarter of 2020.

Provision for Income Taxes

The effective income tax rate was 21.7% and 21.6% for the three and nine months ended September 30, 2020, respectively, and 22.2% and 21.9% for the three and nine months ended September 30, 2019, respectively. The decrease in the three months ended September 30,2020 was primarily due to taxes on the deductible pre-tax loss on extinguishment of debt related to the redemption and extinguishment of our 4.4% senior notes due in 2026 and a portion of the 6.55% senior notes due in 2037 and 4.5% senior notes due in 2048 in the third quarter of 2020. The decrease in the nine months ended September 30, 2020 was primarily due to a decrease in taxes on foreign operations.

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
Non-transaction revenue primarily includes fees for surveillance of a credit rating, annual fees for customer relationship-based pricing programs, fees for entity credit ratings and global research and analytics at CRISIL. Non-transaction revenue also includes an intersegment royalty charged to Market Intelligence for the rights to use and distribute content and data developed by Ratings. Royalty revenue was $32 million and $95 million for the three and nine months ended September 30, 2020, respectively, and $30 million and $87 million for the three and nine months ended September 30, 2019, respectively.

The following table provides revenue and segment operating profit information for the periods ended September 30:

(in millions)	Three Months			Nine Months
	2020	2019	% Change	2020	2019	% Change
Revenue	$894	$789	13%	$2,725	$2,286	19%

Transaction revenue	$490	$402	22%	$1,546	$1,148	35%
Non-transaction revenue	$404	$387	4%	$1,179	$1,138	4%
% of total revenue:
Transaction revenue	55%	51%		57%	50%
Non-transaction revenue	45%	49%		43%	50%

U.S. revenue	$489	$457	7%	$1,601	$1,309	22%
International revenue	$405	$332	22%	$1,124	$977	15%
% of total revenue:
U.S. revenue	55%	58%		59%	57%
International revenue	45%	42%		41%	43%

Operating profit [1]	$544	$477	14%	$1,758	$1,305	35%
Operating margin %	61%	60%		65%	57%
1Operating profit for the three and nine months ended September 30, 2020 include a technology-related impairment charge of $5 million. Operating profit for the nine months ended September 30, 2019 includes employee severance charges of $11 million. Operating profit also includes amortization of intangibles from acquisitions of $3 million and $5 million for the three and nine months ended September 30, 2020 and $2 million for the nine months ended September 30, 2019.

Three Months
Revenue increased 13% and benefited by 1 percentage point from the impact of recent acquisitions. Transaction revenue grew due to an increase in corporate bond ratings revenue primarily driven by higher U.S. high-yield corporate bond issuance volumes mainly resulting from historically low borrowing costs and central bank lending programs. The increase in transaction revenue was partially offset by a decrease in bank loan ratings revenue. Non-transaction revenue increased primarily due to an increase in Ratings Evaluation Service ("RES"), partially offset by lower entity credit ratings revenue. Transaction and non-transaction revenue also benefited from improved contract terms across product categories. Foreign exchange rates had a favorable impact of less than 1 percentage point. Revenue was favorably impacted by the acquisitions of the ESG Ratings Business from RobecoSAM and Greenwich Associates LLC in January of 2020 and February of 2020, respectively. See Note 2 - Acquisitions and Divestitures to the consolidated financial statements of this Form 10-Q for further discussion.
Operating profit increased 14%, with a 2 percentage point favorable impact from foreign exchange rates. Excluding the impact of a technology-related impairment charge in 2020 of 1 percentage point and higher amortization of intangibles in 2020 of 1 percentage point, operating profit increased 16%. The increase was primarily due to revenue growth and a decrease in travel and entertainment expenses from non-essential travel restrictions in response to COVID-19. These increases were partially offset by an increase in incentive costs and higher compensation costs due to annual merit increases and additional headcount.

Nine Months

Revenue increased 19% and with a favorably benefit of less than 1 percentage point from the impact of recent acquisitions. The increase in revenue was primarily driven by an increase in transaction revenue. Transaction revenue grew due to an increase in corporate bond ratings revenue primarily driven by higher corporate bond issuance in the U.S. mainly resulting from historically low borrowing costs and central bank lending actions initially announced at the end of the first quarter of 2020, partially offset by a decrease in bank loan ratings revenue. Non-transaction revenue increased primarily due to an increase in surveillance and royalty revenue, partially offset by lower entity credit ratings revenue. Transaction and non-transaction revenue also benefited from improved contract terms across product categories. Foreign exchange rates had an unfavorable impact of 1 percentage point. Revenue was favorably impacted by the acquisitions of the ESG Ratings Business from RobecoSAM and Greenwich Associates LLC in January of 2020 and February of 2020, respectively. See Note 2 - Acquisitions and Divestitures to the consolidated financial statements of this Form 10-Q for further discussion.

Operating profit increased 35%, with a 2 percentage point favorable impact from foreign exchange rates. Excluding the impact of employee severance charges in 2019 of 2 percentage points, partially offset by the impact of a technology-related impairment charge in 2020 of 1 percentage point, operating profit increased 34%. The operating profit increase was primarily due to the increase in revenue discussed above combined with a reduction in expenses. Expenses decreased primarily due to the favorable impact of foreign exchange rates, a decrease in travel and entertainment expenses from non-essential travel restrictions in response to COVID-19, partially offset by an increase in incentive costs and higher compensation costs due to annual merit increases and additional headcount.

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

	Third Quarter Compared to Prior Year			Year-to-Date Compared to Prior Year
Corporate Bond Issuance *	U.S.	Europe	Global	U.S.	Europe	Global
High-yield issuance	94%	3%	41%	79%	13%	32%
Investment-grade issuance	(5)%	(7)%	6%	64%	16%	30%
Total issuance	11%	(5)%	9%	67%	15%	30%
*     Includes Industrials and Financial Services.

•Corporate issuance was up in the U.S. in the quarter and the first nine months driven by a strong increase in high-yield issuance as issuers were taking advantage of historically low borrowing costs. Issuance was also aided by central bank lending actions intended to provide market stabilization. Corporate issuance in Europe was down in the quarter driven by weakness in investment-grade issuance. A number of large financing transactions contributed to the increase in investment-grade issuance in the U.S. and Europe for the first nine months.

	Third Quarter Compared to Prior Year			Year-to-Date Compared to Prior Year
Structured Finance Issuance	U.S.	Europe	Global	U.S.	Europe	Global
Asset-backed securities (“ABS”)	10%	(27)%	1%	(16)%	81%	(7)%
Structured credit (primarily CLOs)	(47)%	(17)%	(40)%	(32)%	(31)%	(31)%
Commercial mortgage-backed securities (“CMBS”)	(30)%	(70)%	(35)%	(25)%	(41)%	(24)%
Residential mortgage-backed securities (“RMBS”)	(1)%	58%	17%	(13)%	33%	—%
Covered bonds	*	(43)%	(43)%	*	(41)%	(33)%
Total issuance	(12)%	(17)%	(14)%	(21)%	(17)%	(18)%
*     Represents no activity in 2020 and 2019.

•ABS issuance increased in the U.S. in the quarter driven by an increase in certain asset lease deals and decreased in the first nine months primarily from a low Q2 issuance after the market shutdown at the outset of COVID-19. ABS issuance in Europe decreased, primarily in Autos, as the ECB introduced more attractive targeted longer-term refinancing operation (TLTRO III) liquidity and increased in the first nine months reflecting low prior year activity as issuers were trying to comply with the new EU framework for STS Securitization (Simple, Transparent, and Standardized).

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

•RMBS issuance was down in the U.S. reflecting decreased market volume in Non-Performing Loans (NPL) due to the impact of the COVID-19 crisis and the uncertainty on collateral performance. RMBS issuance increased in Europe reflecting a number of large jumbo deals in the quarter.

•Covered bond (debt securities backed by mortgages or other high-quality assets that remain on the issuer's balance sheet) issuance in Europe decreased due to inexpensive central bank funding with TLTRO III.

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

In January of 2020, Market Intelligence entered into a strategic alliance to transition S&P Global Market Intelligence's IR webhosting business to Q4, a third party provider of investor relations related services. This alliance will integrate Market Intelligence's proprietary data into Q4's portfolio of solutions, enabling further opportunities for commercial collaboration. In connection with transitioning its IR webhosting business to Q4, Market Intelligence made a minority investment in Q4. During the three months and nine months ended September 30, 2020, we recorded a pre-tax gain of $3 million ($2 million after-tax) and $11 million ($10 million after-tax), respectively, in Gain on dispositions in the consolidated statement of income related to the sale of IR.

During the three and nine months ended September 30, 2020, we recorded a pre-tax gain of $1 million ($1 million after-tax) in Gain on dispositions in the consolidated statement of income related to the sale of Standard & Poor's Investment Advisory Services LLC ("SPIAS") in July of 2019.

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
Subscription revenue at Market Intelligence is primarily derived from distribution of data, analytics, third party research, and credit ratings-related information primarily through web-based channels, including Market Intelligence Desktop, RatingsDirect®, RatingsXpress®, and Credit Analytics. Non-subscription revenue at Market Intelligence is primarily related to certain advisory, pricing and analytical services.
The following table provides revenue and segment operating profit information for the periods ended September 30:

(in millions)	Three Months			Nine Months
	2020	2019	% Change	2020	2019	% Change
Revenue	$530	$488	9%	$1,565	$1,457	7%

Subscription revenue	$517	$477	8%	$1,525	$1,416	8%
Non-subscription revenue	$13	$10	30%	$39	$31	27%
Asset-linked fees	$—	$1	(83)%	$1	$10	(92)%
% of total revenue:
Subscription revenue	98%	98%		97%	97%
Non-subscription revenue	2%	2%		3%	2%
Asset-linked fees	—%	—%		—%	1%

U.S. revenue	$337	$312	8%	$1,007	$923	9%
International revenue	$193	$176	10%	$558	$534	5%
% of total revenue:
U.S. revenue	64%	64%		64%	63%
International revenue	36%	36%		36%	37%

Operating profit [1]	$164	$161	2%	$469	$431	9%
Operating margin %	31%	33%		30%	30%
1 Operating profit for the three and nine months ended September 30, 2020 includes a gain on dispositions of $4 million and $12 million, respectively. Operating profit for the nine months ended September 30, 2020 also includes employee severance charges of $2 million. Operating profit for the three and nine months ended September 30, 2019 includes a gain on the disposition of SPIAS of $22 million and employee severance charges of $1 million for the nine months ended September 30, 2019. Operating profit also includes amortization of intangibles from acquisitions of $19 million for the three months ended September 30, 2020 and 2019, and $58 million and $56 million for the nine months ended September 30, 2020 and 2019, respectively.

Three Months

Revenue increased 9% and was favorably impacted by 2 percentage points from the net effect of the recent acquisition of 451 Research, LLC, offset by the disposition of Standard & Poor's Investment Advisory Services LLC and the IR webhosting business. The increase in revenue was driven by growth in annualized contract values for our data feed products within Data Management Solutions, CUSIP, RatingsXpress®, RatingsDirect®, and Market Intelligence Desktop products. Excluding the impact of the acquisition and dispositions favorably impacting Desktop revenue growth by 4 percentage points, revenue growth at Data Management Solutions, Credit Risk Solutions, and Desktop was 12%, 11% and 3%, respectively. Both U.S. revenue and international revenue increased compared to the three months ended September 30, 2019. Foreign exchange rates had a favorable impact of less than one percentage point.

Operating profit increased 2%, with a 3 percentage point favorable impact from foreign exchange rates. Excluding the unfavorable impact of a gain on the disposition of SPIAS in 2019 of 13 percentage points, partially offset by the favorable impact of the gain on disposition of the IR webhosting business in 2020 of 1 percentage point, operating profit increased 14%. The increase was primarily due to revenue growth and a decrease in travel and entertainment expenses from non-essential travel restrictions in response to COVID-19, partially offset by an increase in compensation costs primarily driven by additional headcount, higher incentive costs and an increase in intersegment royalties tied to annualized contract value growth.

Nine Months

Revenue increased 7% and was favorably impacted by less than 1 percentage point from the net effect of the recent acquisition of 451 Research, LLC, offset by the disposition of Standard & Poor's Investment Advisory Services LLC and the IR webhosting business. The increase in revenue was driven by growth in annualized contract values for RatingsXpress®, RatingsDirect®, CUSIP, our data feed products within Data Management Solutions and our Market Intelligence Desktop products. Excluding the impact of the acquisition and dispositions favorably impacting Desktop revenue growth by 3 percentage points, revenue growth at Credit Risk Solutions, Data Management Solutions and Desktop was 10%, 9% and 4%, respectively. Both U.S. revenue and international revenue increased compared to the nine months ended September 30, 2019. Foreign exchange rates had an unfavorable impact of less than one percentage point.

Operating profit increased 9%, with a 3 percentage point favorable impact from foreign exchange rates. Excluding the unfavorable impact of a gain on the disposition of SPIAS in 2019 of 4 percentage points, partially offset by the favorable impact of the gain on disposition of the IR webhosting business in 2020 of 2 percentage point, operating profit increased 11%. The increase was primarily due to revenue growth and a decrease in travel and entertainment expenses from non-essential travel restrictions in response to COVID-19, partially offset by an increase in compensation costs primarily driven by additional headcount, higher incentive costs and an increase in intersegment royalties tied to annualized contract value growth.
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

The following table provides revenue and segment operating profit information for the periods ended September 30:

(in millions)	Three Months			Nine Months
	2020	2019	% Change	2020	2019	% Change
Revenue	$222	$212	5%	$654	$632	4%

Subscription revenue	$205	$194	6%	$603	$579	4%
Sales usage-based royalties	$15	$16	(6)%	$47	$45	5%
Non-subscription revenue	$2	$2	(45)%	$4	$8	(41)%
% of total revenue:
Subscription revenue	92%	91%		92%	92%
Sales usage-based royalties	7%	8%		7%	7%
Non-subscription revenue	1%	1%		1%	1%

U.S. revenue	$70	$72	(3)%	$211	$212	—%
International revenue	$152	$140	8%	$443	$420	6%
% of total revenue:
U.S. revenue	32%	34%		32%	34%
International revenue	68%	66%		68%	66%

Operating profit [1]	$121	$136	(11)%	$357	$348	3%
Operating margin %	55%	65%		55%	55%
1Operating profit for the three and nine months ended September 30, 2019 includes a gain on the sale of RigData of $27 million and employee severance charges of $1 million for the nine months ended September 30, 2019. Operating profit includes amortization of intangibles from acquisitions of $2 million for the three months ended September 30, 2020 and 2019 and $7 million and $9 million for the nine months ended September 30, 2020 and 2019, respectively.

Three Months

Revenue increased 5% and was unfavorably impacted by less than 1 percentage point from the net effect of recent acquisitions of Enerdata and Live Rice Index and the disposition of RigData. Revenue increased primarily due to continued demand for market data and price assessment products driven by both expanded product offerings to our existing customers combined with enhanced contract terms. This increase was partially offset by a decrease in sales usage-based royalties from the licensing of our proprietary market price data and price assessments to commodity exchanges mainly due to decreased trading volumes in Petroleum and Gas and a decrease in conference revenue as a result of cancellation and postponement of events due to COVID-19. Demand for market data and price assessment products was driven by international customers. International revenue grew and U.S. revenue decreased compared to the three months ended September 30, 2019 with the U.S revenue growth rate being unfavorably impacted by the disposition of RigData in July of 2019. Petroleum continues to be the most significant revenue driver, followed by metals & agriculture, petrochemicals and power & gas, also contributing to revenue growth. Foreign exchange rates had an unfavorable impact of less than 1 percentage point.

Operating profit decreased 11% with a favorable impact from foreign exchange rates of less than 1 percentage point. Excluding the unfavorable impact of the gain on disposition of RigData of 21 percentage points, operating profit increased 10%. The increase was primarily due to revenue growth combined with a reduction in expenses. Expenses decreased primarily due to a decrease in travel and entertainment expenses from non-essential travel restrictions in response to COVID-19 and lower costs as a result of cancellation and postponement of events due to COVID-19. These decreases were partially offset by an increase in incentive costs and higher compensation costs due to annual merit increases and additional headcount.

Nine Months

Revenue increased 4% and was unfavorably impacted by less than 1 percentage point from the net effect of recent acquisitions of Enerdata and Live Rice Index and the disposition of RigData. Revenue increased primarily due to continued demand for market data and price assessment products driven by both expanded product offerings to our existing customers combined with enhanced contract terms, partially offset by a decrease in conference revenue as a result of cancellation and postponement of events due to COVID-19. International revenue grew and U.S. revenue decreased slightly compared to the nine months ended September 30, 2019 with the U.S revenue growth rate being unfavorably impacted by the disposition of RigData in July of 2019. Petroleum continues to be the most significant revenue driver, followed by power & gas, metals & agriculture and petrochemicals also contributing to revenue growth. Foreign exchange rates had an unfavorable impact of less than 1 percentage point.

Operating profit increased 3% with a favorable impact from foreign exchange rates of less than 1 percentage point. Excluding the unfavorable impact of the gain on disposition of RigData of 7 percentage points, operating profit increased 10%. The increase was primarily due to revenue growth combined with a reduction in expenses. Expenses decreased primarily due to a decrease in travel and entertainment expenses from non-essential travel restrictions in response to COVID-19, lower costs as a result of cancellation and postponement of events due to COVID-19 and the favorable impact of a benefit resulting from one-time costs related to the discontinuation of a product line at Platts in 2019. These decreases were partially offset by an increase in incentive costs and higher compensation costs due to annual merit increases and additional headcount.

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

The following table provides revenue and segment operating profit information for the periods ended September 30:

(in millions)	Three Months			Nine Months
	2020	2019	% Change	2020	2019	% Change
Revenue	$234	$232	1%	$733	$684	7%

Asset-linked fees	$156	$152	2%	$468	$454	3%
Subscription revenue	$43	$42	3%	$132	$122	8%
Sales usage-based royalties	$35	$38	(7)%	$133	$108	23%
% of total revenue:
Asset-linked fees	67%	66%		64%	66%
Subscription revenue	18%	18%		18%	18%
Sales usage-based royalties	15%	16%		18%	16%

U.S. revenue	$197	$196	—%	$619	$582	7%
International revenue	$37	$36	2%	$114	$102	10%
% of total revenue:
U.S. revenue	84%	85%		84%	85%
International revenue	16%	15%		16%	15%

Operating profit [1]	$151	$162	(7)%	$504	$474	6%
Less: net operating profit attributable to noncontrolling interests	41	43		136	128
Net operating profit	$110	$119	(7)%	$368	$346	6%
Operating margin %	65%	70%		69%	69%
Net operating margin %	47%	51%		50%	51%
1 Operating profit includes amortization of intangibles from acquisitions of $1 million for the three months ended September 30, 2020 and 2019 and $4 million for the nine months ended September 30, 2020 and 2019.

Three Months

Revenue at Indices increased 1% primarily due to higher average levels of assets under management ("AUM") for ETFs and mutual funds, and an increase in data subscription revenue. These increases were partially offset by lower over-the-counter derivative revenue and exchange-traded derivative revenue. Average levels of AUM for ETFs increased 12% to $1.714 trillion and ending AUM for ETFs increased 11% to $1.727 trillion compared to the third quarter of 2019. Foreign exchange rates had an unfavorable impact of less than 1 percentage point.

Operating profit decreased 7% due to an increase in legal related costs, higher incentive costs and an increase in compensation costs due to annual merit increases and additional headcount as well as professional costs, partially offset by lower cost of sales and the increase in revenue discussed above. Foreign exchange rates had a favorable impact of less than 1 percentage point.

Nine Months

Revenue at Indices increased 7% primarily due to higher exchange-traded derivative trading volumes from market volatility, higher average levels of AUM for ETFs and an increase in data subscription revenue. These increases were partially offset by the unfavorable impact of benefits related to a 2019 contract renegotiation and a retrospective fee for previously unlicensed and unreported index usage that were recognized in the first nine months of 2019. Average AUM for ETFs increased 10% to $1.620 trillion compared to the first nine months of 2019. Ending AUM for ETFs increased 11% to $1.727 trillion compared to the first nine months of 2019. Foreign exchange rates had an unfavorable impact of 1 percentage point.

Operating profit increased 6%. The impact of revenue growth and lower travel and entertainment expenses from non-essential travel restrictions in response to COVID-19 was partially offset by an increase in legal related costs, higher compensation costs due to annual merit increases, an increase in incentive costs as well as professional costs. Foreign exchange rates had a favorable impact of less than 1 percentage point.

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

Cash Flow Overview

Cash, cash equivalents, and restricted cash were $3,168 million as of September 30, 2020, an increase of $282 million from December 31, 2019.

The following table provides cash flow information for the nine months ended September 30:

(in millions)	2020	2019	% Change
Net cash provided by (used for):
Operating activities	$2,426	$1,772	37%
Investing activities	$(204)	$(20)	N/M
Financing activities	$(1,950)	$(1,684)	16%
In the first nine months of 2020, free cash flow increased to $2,240 million compared to $1,595 million in the first nine months of 2019. The increase is primarily due to an increase in cash provided by operating activities as discussed below. Free cash flow is a non-GAAP financial measure and reflects our cash flow provided by operating activities less capital expenditures and distributions to noncontrolling interest holders. Capital expenditures include purchases of property and equipment and additions to technology projects. See “Reconciliation of Non-GAAP Financial Information” below for a reconciliation of cash flow provided by operating activities, the most directly comparable U.S. GAAP financial measure, to free cash flow and free cash flow excluding certain items.

Operating activities

Cash provided by operating activities increased $654 million to $2,426 million for the first nine months of 2020. The increase is mainly due to higher operating results in 2020 and improved cash collections on accounts receivable in 2020.

Investing activities

Our cash outflows from investing activities are primarily for acquisitions and capital expenditures, while cash inflows are primarily proceeds from dispositions.

Cash used for investing activities increased to $204 million for the first nine months of 2020 compared to $20 million in the first nine months of 2019, primarily due to cash used for the acquisitions of the ESG Ratings Business from RobecoSAM and Greenwich Associates LLC in 2020. See Note 2 — Acquisitions and Divestitures to the consolidated financial statements of this Form 10-Q for further discussion.

Financing activities

Our cash outflows from financing activities consist primarily of share repurchases, dividends to shareholders and repayments of short-term and long-term debt, while cash inflows are primarily attributable to the borrowing of short-term and long-term debt and proceeds from the exercise of stock options.

Cash used for financing activities increased $266 million to $1,950 million for the first nine months of 2020. The increase is primarily attributable to cash used for the redemption and extinguishment of the $900 million outstanding principal amount of our 4.4% senior notes due in 2026 and a portion of the outstanding principal amounts of our 6.55% senior notes due in 2037 and our 4.5% senior notes due in 2048 in 2020, partially offset by proceeds from the issuance of senior notes in 2020. See Note 4 — Debt to the consolidated financial statements of this Form 10-Q for further discussion.

During the nine months ended September 30, 2020, we purchased a total of 4.0 million shares for $1,161 million of cash. During the fourth quarter of 2019, we repurchased shares for $3 million, which settled in the first quarter of 2020, resulting in $1,164 million of cash used to repurchase shares. During the nine months ended September 30, 2019, we received 5.4 million shares, including 0.4 million shares received in January of 2019 related to our October 29, 2018 ASR agreement, resulting in $1,144 million of cash used to repurchase shares. See Note 8 — Equity to the consolidated financial statements of this Form 10-Q for further discussion.

Additional Financing

We have the ability to borrow a total of $1.2 billion through our commercial paper program, which is supported by our revolving $1.2 billion five-year credit agreement (our "credit facility") that we entered into on June 30, 2017. This credit facility will terminate on June 30, 2022. As of September 30, 2020 and December 31, 2019, there was no commercial paper issued or outstanding, and we similarly did not draw or have any borrowings outstanding from the credit facility during the three and nine months ended September 30, 2020 and 2019.

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

(in millions)	2020	2019	% Change
Cash provided by operating activities	$2,426	$1,772	37%
Capital expenditures	(43)	(77)
Distributions to noncontrolling interest holders, net [1]	(143)	(100)
Free cash flow	2,240	1,595	40%
Settlement of prior-year tax audits	—	51
Payment of legal settlements	—	1
Free cash flow excluding certain items	$2,240	$1,647	36%
1 Distributions to noncontrolling interest holders is net of amounts owed to the S&P Dow Jones Indices joint venture by the noncontrolling interest holders.

(in millions)	2020	2019	% Change
Cash used for investing activities	(204)	(20)	N/M
Cash used for financing activities	(1,950)	(1,684)	16%
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

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements,” as defined in the Private Securities Litigation Reform Act of 1995. These statements, including statements about COVID-19, which express management’s current views concerning future events, trends, contingencies or results, appear at various places in this report and use words like “anticipate,” “assume,” “believe,” “continue,” “estimate,” “expect,” “forecast,” “future,” “intend,” “plan,” “potential,” “predict,” “project,” “strategy,” “target” and similar terms, and future or conditional tense verbs like “could,” “may,” “might,” “should,” “will” and “would.” For example, management may use forward-looking statements when addressing topics such as: the outcome of contingencies; future actions by regulators; changes in the Company’s business strategies and methods of generating revenue; the development and performance of the Company’s services and products; the expected impact of acquisitions and dispositions; the Company’s effective tax rates; and the Company’s cost structure, dividend policy, cash flows or liquidity.

Forward-looking statements are subject to inherent risks and uncertainties. Factors that could cause actual results to differ materially from those expressed or implied in forward-looking statements include, among other things:

•worldwide economic, financial, political and regulatory conditions, and factors that contribute to uncertainty and volatility including the upcoming U.S. presidential election, natural and man-made disasters, civil unrest, pandemics (e.g., COVID-19), geopolitical uncertainty, and conditions that may result from legislative, regulatory, trade and policy changes associated with the current U.S. administration;
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risk includes changes in foreign exchange rates. We have operations in foreign countries where the functional currency is primarily the local currency. For international operations that are determined to be extensions of the parent company, the U.S. dollar is the functional currency. We typically have naturally hedged positions in most countries from a local currency perspective with offsetting assets and liabilities. As of September 30, 2020 and December 31, 2019, we entered into foreign exchange forward contracts in order to mitigate the change in fair value of specific assets and liabilities in the consolidated balance sheet. These forward contracts are not designated as hedges and do not qualify for hedge accounting. As of September 30, 2020 and December 31, 2019, we entered into foreign exchange forward contracts to hedge the effect of adverse fluctuations in foreign exchange rates and a cross-currency swap contracts to hedge a portion of our net investment in a foreign subsidiary against volatility in foreign exchange rates. We have not entered into any derivative financial instruments for speculative purposes. See Note 5 - Derivative Instruments to the consolidated financial statements of this Form 10-Q for further discussion.

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

As of September 30, 2020, an evaluation was performed under the supervision and with the participation of management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2020.

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

While the initial economic disruption was triggered by non-economic factors, continuation of the shutdown of businesses and entire industries, increases in unemployment, implementation of furloughs, lost wages across populations and a significant drop in consumer and business spending, are expected to result in a recession, the duration and gravity of which is unknown and cannot be known at this time. In particular, the United States entered into a recession in February 2020. A return to more ordinary course economic activity is dependent on the duration and severity of the COVID-19 pandemic, which are in turn dependent on a series of evolving factors, including the severity and transmission rate of the virus, the extent and effectiveness of containment efforts, the potential resurgence of the virus, and policy decisions made by governments across the globe as they react to evolving local and global conditions. There are no comparable recent events that can provide guidance as to the effect of the COVID-19 global pandemic, and, as a result, the ultimate impact of the coronavirus outbreak or a similar health epidemic is highly uncertain. The effects of COVID-19 have impacted our operations and may ultimately have a material adverse impact on our results of operations in the future, particularly in the event of a severe recession. The extent to which the pandemic will continue to affect our businesses, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted.

Increased volatility and uncertainty in the global economy, and the financial and commodities markets
The global economy has been disrupted as a result of the ongoing health crisis and the financial and commodities markets have reacted with unprecedented volatility. Governmental authorities worldwide have taken increased measures to stabilize the markets and support economic growth. The success of these measures is unknown, and they may not be sufficient to address the market dislocations or avert severe and prolonged reductions in economic activity. Even after the pandemic subsides, the U.S. economy and other major economies may continue to experience a recession, and we anticipate our businesses would be materially and adversely affected by a prolonged recession in the U.S. and other major markets. Because there are no comparable recent events that can provide guidance on the impact to the global economy, we cannot predict the extent to which our business may be impacted. In addition, the increase in revenue of Ratings was primarily driven by higher corporate bond issuance in the U.S. mainly resulting from historically low borrowing costs, increased borrowing demand from companies to increase their liquidity in light of uncertainties associated with COVID-19, and central bank lending actions. There can be no guarantee that such favorable conditions would continue in the future, and our businesses, financial condition and results of operations could be negatively affected absent such favorable conditions. Moreover, the unprecedented volatility observed in the markets since the outset of COVID-19 may result in sudden unexpected changes in market structures that were not previously anticipated by laws, rules, regulations or general market practices. Risks posed to our businesses, financial condition and results of operations from volatility in the financial and commodities markets are described in our risk factor entitled, “Changes in the volume of securities issued and traded in domestic and/or global capital markets, asset levels and flows into investment products, changes in interest rates and volatility in the financial markets, and volatility in the commodities markets impact our business, financial condition or results of operations”, in our most recently filed Annual Report on Form 10-K.

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

This could put additional pressure on Platts clients and translate into slower demand for our subscription and related products and services. Moreover, while our business continuity program has been effective to date, the current restrictions on human mobility limit our ability to interact with subscribers and effectively demonstrate new products and may have a negative effect on our ability to secure new subscriptions and renewals.

Our businesses assess and analyze the impact of economic events
Our divisions are all actively engaged in analyzing and providing views on the quickly evolving economic conditions. We are publishing articles and research pieces that attempt to assess the impact of the COVID-19 pandemic on the world economy and its components, both geographic and sectoral. In addition, we are taking actions (including, but not limited to, rating actions, revising the composition of our indices, etc.), consistent with our business procedures, in response to the evolving conditions. Notwithstanding the care we take in carrying out our work, the views and assumptions we express, the conclusions we draw, the actions we take, and the work our divisions are producing today are likely to be heavily scrutinized with the benefit of hindsight. We have faced significant regulatory and media scrutiny following prior periods of volatility and economic uncertainty. Such scrutiny has in the past and may in the future impact our reputation, brand and credibility and result in government and regulatory proceedings, investigations, inquiries and litigation. See our risk factors entitled “Exposure to litigation and government and regulatory proceedings, investigations and inquiries could have a material adverse effect on our business, financial condition or results of operations” and “Our reputation, credibility, and brand are key assets and competitive advantages of our Company and our business may be affected by how we are perceived in the marketplace” in our most recently filed Annual Report on Form 10-K.

Business continuity
Our business continuity program has been effective to date. Some portion of our employee population has been working remotely since January, and by mid-March nearly our entire employee population was working remotely. While we have been able to continue our operations during this time, maintaining a remote work environment for an extended period of time may have a material adverse effect on our productivity and our ability to meet the needs of our clients and exposes us to operational risks. See our risk factor entitled “Our inability to successfully recover should we experience a disaster or other business continuity problem could cause material financial loss, loss of human capital, regulatory actions, reputational harm or legal liability” in our most recently filed Annual Report on Form 10-K. In addition, a portion of our information technology resources have been diverted to establishing and maintaining an infrastructure that supports a sustained remote working environment. Such efforts limit the resources available for improvement and innovation projects. Moreover, given the extent to which we are utilizing a remote working environment, we face increased vulnerability. Although there has not been a cyber attack that has had a material adverse effect on the Company to date, we have noted an increase in cyber threats targeted at our remote work environment and there can be no assurance that there will not be a material adverse effect in the future. See our risk factor entitled “We are exposed to risks related to cybersecurity and protection of confidential information” in our most recently filed Annual Report on Form 10-K. In addition, while our employee base currently has adequate resources to pursue new clients or expand existing relationships, we have no control over the business continuity resources available to our clients. As a result, our ability to maintain, expand, or establish new client relationships may be limited.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 29, 2020, the Board of Directors approved a share repurchase program authorizing the purchase of 30 million shares (the "2020 Repurchase Program"), which was approximately 12% of the total shares of our outstanding common stock at that time. During the third quarter of 2020, we did not repurchase any shares under the 2020 Repurchase Program and, as of September 30, 2020, 30 million shares remained under the 2020 Repurchase Program.

On December 4, 2013, the Board of Directors approved a share repurchase program authorizing the purchase of up to 50 million shares (the "2013 Repurchase Program"), which was approximately 18% of the Company's outstanding shares at that time. During the third quarter of 2020, we completed the ASR agreements that we entered into on February 11, 2020 and received an additional 0.5 million shares. As of September 30, 2020, 0.8 million shares remained under the 2013 Repurchase Program.

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

The following table provides information on our purchases of our outstanding common stock during the third quarter of 2020 pursuant to our 2013 and 2020 Repurchase Programs (column c). In addition to these purchases, the number of shares in column (a) include shares of common stock that are tendered to us to satisfy our employees’ tax withholding obligations in connection with the vesting of awards of restricted shares (we repurchase such shares based on their fair market value on the vesting date).

There were no other share repurchases during the quarter outside the repurchases noted below.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs	(d) Maximum Number of Shares that may yet be Purchased Under the Programs
July 1 — July 31, 2020 [1]	514,429	$295.91	512,522	30.8 million
Aug 1 — Aug 31, 2020	2,254	351.37	—	30.8 million
September 1 — September 30, 2020	1,572	351.75	—	30.8 million
Total — Quarter	518,255	$296.32	512,522	30.8 million
1 Includes 0.5 million shares received from the conclusion of our ASR agreement that we entered into on February 11, 2020.
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

During the third quarter of 2020, the Company recorded no revenue or net profit attributable to the transactions or dealings described below. The amount recorded in connection with the foregoing reflects the uncertainty of collection.

During the third quarter of 2020, Platts, a division of the Company that provides energy-related information in over 150 countries, sold information and informational materials, which are generally exempt from U.S. economic sanctions, to subscribers that are owned or controlled, or appear to be owned or controlled, by the Government of Iran or are otherwise subject to disclosure pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012. Platts provided such subscribers access to proprietary data, analytics, and industry information that enable commodities markets to perform with greater transparency and efficiency. The Company will continue to monitor its provision of products and services to such subscribers.

Item 6. Exhibits

(4.1)
Sixth Supplemental Indenture dated as of August 13, 2020, among S&P Global Inc., Standard & Poor’s Financial Services LLC and U.S. Bank National Association, as trustee, incorporated by reference from the Registrant's Form 8-K filed August 13, 2020

(4.2)	Form of 1.250% Senior Note due 2030 (included in Exhibit 4.2 of the referenced Form 8-K), incorporated by reference from the Registrant's Form 8-K filed August 13, 2020

(4.3)	Form of 2.300% Senior Note due 2060 (included in Exhibit 4.2 of the referenced Form 8-K), incorporated by reference from the Registrant's Form 8-K filed August 13, 2020

(15)	Letter on Unaudited Interim Financials

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

(32)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(101.INS)	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

(101.SCH)	Inline XBRL Taxonomy Extension Schema

(101.CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase

(101.LAB)	Inline XBRL Taxonomy Extension Label Linkbase

(101.PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase

(101.DEF)	Inline XBRL Taxonomy Extension Definition Linkbase

(104)	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibit 101)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

S&P Global Inc.
Registrant

Date:	October 27, 2020	By:	/s/ Ewout L. Steenbergen
Ewout L. Steenbergen
Executive Vice President and Chief Financial Officer

Date:	October 27, 2020	By:	/s/ Christopher F. Craig
Christopher F. Craig
Senior Vice President, Controller and Chief Accounting Officer